Form 10-K
period 2015-12-31
FIRST BANCORP /PR/
filed 2016-03-14
CIK 1057706

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2015

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☑

The aggregate market value of the voting common equity held by non-affiliates of the registrant as of June 30, 2015 (the last trading day of the registrant’s most recently completed second fiscal quarter) was $609,349,743 based on the closing price of $4.82 per share of the registrant’s common stock on the New York Stock Exchange on June 30, 2015. The registrant had no nonvoting common equity outstanding as of June 30, 2015. For the purposes of the foregoing calculation only, the registrant has defined affiliates to include (a) the executive officers named in Part III of this Annual Report on Form 10-K; (b) all directors of the registrant; and (c) each shareholder, including the registrant’s employee benefit plans but excluding shareholders that file on Schedule 13G, known to the registrant to be the beneficial owner of 5% or more of the outstanding shares of common stock of the registrant as of June 30, 2015. The registrant’s response to this item is not intended to be an admission that any person is an affiliate of the registrant for any purposes other than this response.

 Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 215,207,992 shares as of March 4, 2016.

Documents incorporated by reference: Portions of the definitive proxy statement relating to the registrant’s annual meeting of stockholders scheduled to be held on May 24, 2016 are incorporated by reference in this Form 10-K in response to items 10, 11, 12, 13 and 14 of Part III.

 FIRST BANCORP.

2015 ANNUAL REPORT ON FORM 10-K

Forward Looking Statements

This Form 10-K contains forward-looking statements within the meaning of, and subject to the protections of, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are subject to the safe harbor created by such sections.  When used in this Form 10-K or future filings by First BanCorp. (the “Corporation”) with the U.S. Securities and Exchange Commission (“SEC”), in the Corporation’s press releases or in other public or stockholder communications, or in oral statements made with the approval of an authorized executive officer, the words and phrases “would,” “will allow,” “intends,” “will likely result,” “expect to,” “should,” “anticipate,” “look forward,” “believes,” and other terms of similar meaning or import in connection with any discussion of future operating, financial or other performance are meant to identify “forward-looking statements.”

These forward-looking statements are not guarantees of future performance and involve certain risks, uncertainties, estimates and assumptions by us that are difficult to predict.  Various factors, some of which are beyond our control, could cause actual results to differ materially from those expressed in, or implied by, such forward-looking statements.  Factors that might cause such a difference include, but are not limited to, the risks described below in Item 1A. “Risk Factors,” and the following:

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

•         the ability of the Puerto Rico government or any of its public corporations or other instrumentalities to repay its respective debt obligations, including the effect of the recent payment defaults on certain bonds of government public corporations, and recent and any future downgrades of the long-term and short-term debt ratings of the Puerto Rico government, which could exacerbate Puerto Rico’s adverse economic conditions and, in turn, further adversely impact the Corporation;

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

•         the weakness of the real estate markets and of the consumer and commercial sectors and their impact on the credit quality of the Corporation’s loans and other assets, which has contributed and may continue to contribute to, among other things, high levels of non-performing assets, charge-offs and provisions for loan and lease losses and may subject the Corporation to further risk from loan defaults and foreclosures;

•         the ability of FirstBank to realize the benefits of its deferred tax assets subject to the remaining valuation allowance;

•         adverse changes in general economic conditions in Puerto Rico, the United States (“U.S.”), and the U.S. Virgin Islands (“USVI”), and British Virgin Islands (“BVI”), including the interest rate environment, market liquidity, housing absorption rates, real estate prices, and disruptions in the U.S. capital markets, which reduced interest margins and affected funding sources, and has affected demand for all of the Corporation’s products and services and reduced the Corporation’s revenues and earnings, and the value of the Corporation’s assets, and may continue to have these effects;

•         an adverse change in the Corporation’s ability to attract new clients and retain existing ones;

•         the risk that additional portions of the unrealized losses in the Corporation’s investment portfolio are determined to be other-than-temporary, including additional impairments on the Puerto Rico government’s obligations;

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

•         a need to recognize impairments on the Corporation’s financial instruments, goodwill or other intangible assets relating to acquisitions;

•         the risk that downgrades in the credit ratings of the Corporation’s long-term senior debt will adversely affect the Corporation’s ability to access necessary external funds;

•         the impact on the Corporation’s businesses, business practices and results of operations of a potential higher interest rate environment; and

•         general competitive factors and industry consolidation.

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

Item 1. Business

GENERAL

First BanCorp. is a publicly owned financial holding company that is subject to regulation, supervision and examination by the Federal Reserve Board. The Corporation was incorporated under the laws of the Commonwealth of Puerto Rico to serve as the bank holding company for FirstBank. The Corporation is a full service provider of financial services and products with operations in Puerto Rico, the United States and the USVI and BVI. As of December 31, 2015, the Corporation had total assets of $12.6 billion, total deposits of $9.3 billion and total stockholders’ equity of $1.7 billion.

The Corporation provides a wide range of financial services for retail, commercial and institutional clients. As of December 31, 2015, the Corporation controlled two wholly owned subsidiaries: FirstBank and FirstBank Insurance Agency, Inc. (“FirstBank Insurance Agency”). FirstBank is a Puerto Rico-chartered commercial bank, and FirstBank Insurance Agency is a Puerto Rico-chartered insurance agency.

FirstBank is subject to the supervision, examination and regulation of both the Office of the Commissioner of Financial Institutions (“OCIF”) and the FDIC.  Deposits are insured through the FDIC Deposit Insurance Fund. In addition, within FirstBank, the Bank’s USVI operations are subject to regulation and examination by the United States Virgin Islands Banking Board; its BVI operations are subject to regulation by the British Virgin Islands Financial Services Commission; and its operations in the state of Florida are subject to regulation and examination by the Florida Office of Financial Regulation and the FDIC.  The Consumer Financial Protection Bureau (“CFBP”) regulates FirstBank’s consumer financial products and services.  FirstBank Insurance Agency is subject to the supervision, examination and regulation of the Office of the Insurance Commissioner of the Commonwealth of Puerto Rico and operates three offices in Puerto Rico, and two offices in the USVI and BVI.

FirstBank conducts its business through its main office located in San Juan, Puerto Rico, 51 banking branches in Puerto Rico as of December 31, 2015, 11 branches in the USVI and BVI, and 10 branches in the state of Florida (USA). As of December 31, 2015 FirstBank has 6 wholly owned subsidiaries with operations in Puerto Rico: First Federal Finance Corp. (d/b/a Money Express La Financiera), a finance company specializing in the origination of small loans with 27 offices in Puerto Rico; First Management of Puerto Rico, a domestic corporation, which holds tax-exempt assets; FirstBank Puerto Rico Securities Corp., a broker-dealer subsidiary engaged in municipal securities underwriting and selling for local Puerto Rico municipal bond issuers and other investment bearing activities, such as advisory services, capital raise efforts on behalf of clients and assist in financial transaction structuring; FirstBank Overseas Corporation, an international banking entity organized under the International Banking Entity Act of Puerto Rico; and two other companies that hold and operate certain particular other real estate owned properties. FirstBank had one active subsidiary with operations outside of Puerto Rico: First Express, a finance company specializing in the origination of small loans with 2 offices in the USVI.

On February 27, 2015, FirstBank acquired 10 Puerto Rico branches of Doral Bank through an alliance with Banco Popular of Puerto Rico (“Popular”), who was the successful lead bidder with the FDIC on the failed Doral Bank, as well as other co-bidders (the “Doral Bank transaction”). This transaction is described in more detail in “Significant Events Since the Beginning of 2015” below.

BUSINESS SEGMENTS

The Corporation has six reportable segments: Commercial and Corporate Banking; Consumer (Retail) Banking; Mortgage Banking; Treasury and Investments; United States Operations; and Virgin Islands Operations. These segments are described below as well as in Note 33, “Segment Information,” to the Corporation’s audited financial statements for the year ended December 31, 2015 included in Item 8 of this Form 10-K.

Commercial and Corporate Banking

The Commercial and Corporate Banking segment consists of the Corporation’s lending and other services for large customers represented by specialized and middle-market clients and the public sector. FirstBank has developed expertise in a wide variety of industries. The Commercial and Corporate Banking segment offers commercial loans, including commercial real estate and construction loans, and floor plan financings, as well as other products, such as cash management and business management services. A substantial portion of this portfolio is secured by the underlying value of the real estate collateral and the personal guarantees of the borrowers.  This segment also includes the Corporation’s broker-dealer activities, which are primarily concentrated in the underwriting of municipal securities and financial advisory services.

Consumer (Retail) Banking

The Consumer (Retail) Banking segment consists of the Corporation’s consumer lending and deposit-taking activities conducted mainly through FirstBank’s branch network in Puerto Rico. Loans to consumers include auto, boat and personal loans, credit cards, and lines of credit.  Deposit products include interest bearing and non-interest bearing checking and savings accounts, Individual Retirement Accounts (IRA) and retail certificates of deposit. Retail deposits gathered through each branch of FirstBank’s retail network serve as one of the funding sources for the lending and investment activities.

Mortgage Banking

These operations consist of the origination, sale, securitization and servicing of a variety of residential mortgage loan products and related hedging activities. Originations are sourced through different channels such as FirstBank branches and purchases from mortgage bankers, and in association with new project developers.  The Mortgage Banking segment focuses on originating residential real estate loans, some of which conform to Federal Housing Administration (the “FHA”), Veterans Administration (the “VA”) and Rural Development (the “RD”) standards. Loans originated that meet the FHA’s standards qualify for the FHA’s insurance program whereas loans that meet the standards of the VA and RD are guaranteed by those respective federal agencies.

Mortgage loans that do not qualify under these programs are commonly referred to as conventional loans. Conventional real estate loans can be conforming or non-conforming. Conforming loans are residential real estate loans that meet the standards for sale under the Fannie Mae (“FNMA”) and Freddie Mac (“FHLMC”) programs whereas loans that do not meet the standards are referred to as non-conforming residential real estate loans. The Corporation’s strategy is to penetrate markets by providing customers with a variety of high quality mortgage products to serve their financial needs through a faster and simpler process and at competitive prices.  The Mortgage Banking segment also acquires and sells mortgages in the secondary markets. Residential real estate conforming loans are sold to investors like FNMA and FHLMC. Most of the Corporation’s residential mortgage loan portfolio consists of fixed-rate, fully amortizing, full documentation loans. The Corporation obtained commitment authority to issue Government National Mortgage Association (“GNMA”) mortgage-backed securities and, under this program, the Corporation has been selling FHA/VA mortgage loans into the secondary market.

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

United States Operations

The United States Operations segment consists of all banking activities conducted by FirstBank on the United States mainland.  FirstBank provides a wide range of banking services to individual and corporate customers primarily in southern Florida through 10 branches. FirstBank’s success in attracting core deposits in Florida has enabled it to become less dependent on brokered CDs.  The United States Operations segment offers an array of both retail and commercial banking products and services. Consumer banking products include checking, savings and money market accounts, retail certificates of deposit (“retail CDs”), internet banking services, residential mortgages, home equity loans, lines of credit, and automobile loans. Deposits gathered through FirstBank’s branches in the United States also serve as one of the funding sources for lending and investment activities in Puerto Rico.

The commercial banking services include checking, savings and money market accounts, retail CDs, internet banking services, cash management services, remote data capture, and automated clearing house, or ACH, transactions.  Loan products include the traditional commercial and industrial (“C&I”) and commercial real estate products, such as lines of credit, term loans and construction loans.

Virgin Islands Operations

The Virgin Islands Operations segment consists of all banking activities conducted by FirstBank in the USVI and BVI, including retail and commercial banking services, with a total of 11 branches serving the islands in the USVI of St. Thomas, St. Croix, and St. John, and the island of Tortola in the BVI.  The Virgin Islands Operations segment is driven by its consumer, commercial lending and deposit-taking activities.

Loans to consumers include auto, boat, lines of credit, and personal and residential mortgage loans.  Deposit products include interest bearing and non-interest bearing checking and savings accounts, IRAs, and retail CDs.  Retail deposits gathered through each branch serve as the funding sources for its own lending activities.

Employees

As of March 1, 2016, the Corporation and its subsidiaries employed 2,758 persons. None of its employees is represented by a collective bargaining group. The Corporation considers its employee relations to be good.

SIGNIFICANT EVENTS SINCE THE BEGINNING OF 2015

Acquisition of Certain Assets and Deposits of Doral Bank

On February 27, 2015, FirstBank acquired 10 Puerto Rico branches of Doral Bank, assumed $522.7 million in deposits related to such branches, acquired approximately $324.8 million in principal balance of loans, primarily residential mortgage loans, acquired $5.5 million of property, plant and equipment and received $217.7 million of cash, through an alliance with Popular, which was the successful lead bidder with the FDIC on the failed Doral Bank, as well as other co-bidders. This transaction solidified FirstBank as the second largest bank in Puerto Rico, enhanced FirstBank’s presence in geographical areas in Puerto Rico with growth potential for deposits and mortgage originations (two of the main business strategies of FirstBank), and provides a stable source of low-cost deposits that are expected to support and enhance future growth activities.

Under the FDIC’s bidding format, Popular was the lead bidder and party to the purchase and assumption agreement with the FDIC covering all assets and deposits to be acquired by Popular and its alliance co-bidders. Popular entered into back to back purchase assumption agreements with the alliance co-bidders, including FirstBank, for the transferred assets and deposits. There is no loss-share arrangement with the FDIC related to the acquired assets, meaning that FirstBank will assume all losses with respect to such assets, with no financial assistance from the FDIC.

The Corporation accounted for this transaction as a business combination.  The application of the acquisition method of accounting resulted in a bargain purchase gain of $13.4 million, which is included in non-interest income in the Corporation’s consolidated statement of income for year ended December 31, 2015, and a core deposit intangible of $5.8 million ($5.1 million as of December 31, 2015).  During 2015, the Corporation incurred $4.6 million on acquisition and conversion costs related to loans and deposit accounts acquired from Doral that are considered non-recurring in nature, and $3.6 million on interim servicing costs until the completion in May 2015 of the conversion to the FirstBank systems. These expenses are primarily included as part of professional fees in the consolidated statement of income.

Termination of Consent Order

During the second quarter of 2015, FirstBank was notified by the FDIC that, effective April 29, 2015, the Consent Order under which FirstBank had been operating since June 2, 2010 was terminated.  Although the FDIC Order was terminated, First BanCorp. is still subject to the Written Agreement entered into with the FED.

Bulk sale of assets

On June 5, 2015, the Corporation completed the sale of commercial and construction loans with a book value of $147.5 million (principal balance of $196.5 million), comprised mostly of non-performing and adversely classified loans, as well as other real estate owned (“OREO”) properties with a book value of $2.9 million in a cash transaction.  The sale price of this bulk sale was $87.3 million.  Approximately $15.3 million of reserves had been allocated to the loans.  This transaction resulted in total charge-offs of $61.4 million and an incremental pre-tax loss of $48.7 million, including $0.9 million in professional service fees directly attributable to this bulk sale.

Other-Than-Temporary Impairment on Puerto Rico Government Obligations

During 2015, the Corporation recorded $15.9 million in other-than-temporary impairment (“OTTI”) charges on three Puerto Rico Government debt securities held by the Corporation as part of its available-for-sale securities portfolio, specifically bonds of the Government Development Bank for Puerto Rico (“GDB”) and the Puerto Rico Public Buildings Authority. The credit-related impairment loss estimates were based on the probability of default and loss severity in the event of default in consideration of the latest available market-based evidence implied in current security valuations and information about the Puerto Rico Government’s financial condition, including credit ratings, payment defaults on other bonds, and “clawback” measures implemented to redirect revenues pledged to support bonds from certain government agencies to service the general obligation debt.  As of December 31, 2015, the Corporation owns Puerto Rico Government debt securities in the aggregate amortized cost of $49.7 million (net of the $15.9 million OTTI charges taken in 2015), recorded on its books at a fair value of $28.2 million.

Sale of Merchant Contracts and Alliance Agreement

Effective October 31, 2015, FirstBank entered into a long-term strategic marketing alliance with Evertec, Inc. (“Evertec”) to which FirstBank sold its merchant contracts portfolio and related POS terminals.  Evertec acquired FirstBank’s merchant contracts and will continue to provide processing services, customer service and support operations to FirstBank’s merchant locations. Merchant services will be marketed through FirstBank’s branches and offices in Puerto Rico and the Virgin Islands. Under the 10-year marketing and referral agreement, FirstBank and Evertec will share, in accordance with agreed terms, revenues generated by the existing and incremental merchant contracts over the term of the agreement.  The Corporation sold the merchant contracts for $10.0 million, recorded a gain on sale of $7.0 million in the fourth quarter of 2015 and deferred $3.0 million to be recognized into income over the marketing and referral agreement term.

Voluntary Early Retirement Incentive Program

During the fourth quarter of 2015, the Corporation offered and completed a voluntary early retirement program for certain employees.  Results for the fourth quarter of 2015 included charges of $2.2 million related to the early retirement program expense.  The estimated annual saving from this program is expected to be approximately $1.9 million for 2016.

Repurchase of Trust Preferred Securities

During the first quarter of 2016, the Corporation completed the repurchase of trust preferred securities that were being auctioned in a public sale at which the Corporation was invited to participate. The Corporation repurchased and cancelled $10 million in trust preferred securities of the FBP Statutory Trust II, resulting in a commensurate reduction in the related Floating Rate Junior Subordinated Debenture.

The Corporation’s winning bid equated to 70% of the $10 million par value. The 30% discount, plus accrued interest, resulted in a pre-tax gain of approximately $4.2 million. As trust preferred securities no longer qualify for Tier 1 capital, the realized gain on the transaction contributed to an increase of approximately 5 basis points in the Common Equity Tier 1 and Tier 1 capital ratios, an increase of approximately 4 basis points in the Leverage capital ratio, and a decrease of approximately 6 basis points in the Total Regulatory capital ratio.

Puerto Rico Government Fiscal Situation, Government Actions and Exposure

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

The Working Group was created to consider necessary measures, including the measures recommended in the Krueger Report, to address the fiscal crisis of the Commonwealth and is responsible for the development of the Puerto Rico Fiscal and Economic Growth Plan (the “Plan”). The Plan, released in September 2015 and updated in January 2016, reviews the historical measures taken to increase taxes and reduce expenses, analyzes the current liquidity and fiscal position of Puerto Rico, recommends certain fiscal and economic reform and growth measures, including critical measures that require action by the U.S. Government, proposes to create a financial control board and new budgetary regulations, and identifies significant projected financing gaps (even assuming the implementation of the recommended fiscal reform and economic growth measures) absent significant debt relief.  The updated Plan shows that General Fund revenues have decreased from a previous estimate of $9.46 billion for fiscal year 2016 to $9.21 billion; the estimated five-year projected financing gaps increase from approximately $14 billion to $16.1 billion, even with the inclusion of economic growth and the implementation of all the proposed measures in the Plan; and the ten-year projections estimate a $23.9 billion aggregate financing gap.

Moreover, on October 21, 2015, the U.S. Department of Treasury (the “U.S. Treasury) released its roadmap to address Puerto Rico’s ongoing economic and fiscal crisis and to create a path to economic recovery.  This roadmap was presented to Congress by U.S Treasury officials and laid out four immediate steps that U.S. Congress should take to address the crisis in Puerto Rico:

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

    In August and December 2015 as well as in January 2016, the Puerto Rico Government met its scheduled debt service payments for bonds that have constitutional guarantees such as the general obligation bonds and GDB bonds. In order to meet the January 2016 payment, the Puerto Rico Government implemented “clawback” measures to redirect revenues assigned to certain government agencies for the payment of the general obligation debt.  Nevertheless, the Puerto Rico Government defaulted in August 2015 and January 2016 on the payment of bonds of certain agencies, specifically bonds of the Public Finance Corporation and the Infrastructure Finance Authority. Government officials disclosed that due to the lack of appropriated funds by the Legislature of Puerto Rico, as part of the current fiscal year 2016 budget, the debt service payment on these public corporations bonds were not made. These bonds are payable solely from budgetary appropriations pursuant to legislation adopted by the Legislature of Puerto Rico. The Legislature of Puerto Rico is not legally bound to appropriate funds for such payments.

Other measures adopted to deal with the Commonwealth’s deteriorating liquidity position include the deferral of tax refunds and the stretching of payments to suppliers.

In February 2016, the Working Group released details of a comprehensive voluntary exchange proposal presented to advisors to the Commonwealth’s creditors.  Specifically, the restructuring proposal contemplates that creditors will exchange their existing securities for two new securities: a “Base Bond,” with a fixed rate of interest and amortization schedule, and a “Growth Bond,” which is payable only if the Commonwealth’s revenues exceed certain levels.  Under this proposal, the $49.2 billion of tax-supported debt would be exchanged into $26.5 billion of newly issued mandatorily payable Base Bonds and $22.7 billion of newly issued Growth Bonds.  Interest payments on the Base Bonds would begin in January 2018, scaling up to 5% per annum by fiscal year 2021, when principal payments would begin.  The Growth Bonds would be payable only to the extent the Commonwealth’s revenues exceed its current baseline projections as a result of real economic growth in Puerto Rico.  The proposal also seeks to lower the Commonwealth’s debt service-to-revenue on tax-supported debt to approximately 15%, a level consistent with the debt limit contemplated by the Constitution of Puerto Rico, from the current ratio of 36%.  The voluntary exchange offer is intended to restructure those payments to allow the Commonwealth to catch up with payments due to suppliers and taxpayers, and provides time for the Commonwealth to implement the measures of the Plan, stimulate real economic growth and, over the long term, make its tax-supported debt sustainable.  In addition, the Commonwealth is instituting a fiscal control board to provide necessary oversight and ensure that the Commonwealth complies with the Plan and the terms of the exchange offer. Ultimate outcomes from the proposed exchange are uncertain at this time and may vary considerably from the initial proposal, particularly due to factors that are difficult to predict, such as U.S. federal actions to intervene in this matter and bondholders willingness to accept the proposed exchange levels.

The U.S. House of Representatives Speaker, Paul Ryan, has asked legislators to craft a proposal to address the Puerto Rico debt situation by March 31, 2016, which may include a federal control board that would manage its budgets and borrowings.  On February 2, 2016, the U.S. House Committee on Natural Resources held a hearing to evaluate the need for a federal oversight authority for Puerto Rico.

As of December 31, 2015, the Corporation had $316.0 million of credit facilities, excluding investment securities, extended to the Puerto Rico Government, its municipalities and public corporations, of which $314.6 million was outstanding (book value of $311.0 million), compared to $308.0 million as of December 31, 2014. Approximately $199.5 million of the granted credit facilities outstanding consisted of loans to municipalities in Puerto Rico whose revenues are independent of the central government.  The good faith, credit and unlimited taxing power of the applicable municipality have been pledged to their repayment. Approximately 88% of the Corporation’s municipality exposure consists primarily of senior priority loans concentrated on five of the largest municipalities in Puerto Rico (San Juan, Carolina, Bayamon, Mayaguez and Guaynabo). These municipalities are required by law to levy special property taxes in such amounts as shall be required for the payment of all of its general obligation bonds and loans. Late in 2015, GDB and the Municipal Revenue Collection Center (CRIM) signed a deed of trust. Through this deed, the GDB, as fiduciary, is bound to keep the CRIM funds separate from any other deposits and the funds should be distributed by the GDB pursuant to the applicable law.  In addition to municipalities, loans extended to the Puerto Rico Government include $18.9 million of loans to units of the Puerto Rico central government, and approximately $96.3 million ($92.6 million book value) of loans to public corporations, including a direct exposure to the Puerto Rico Electric Power Authority (“PREPA”) with a book value of $71.1 million as of December 31, 2015. The PREPA credit facility was placed in non-accrual status in the first quarter of 2015 and interest payments are now recorded on a cost-recovery basis.

    Furthermore, as of December 31, 2015, the Corporation had $129.4 million outstanding in financings to the hotel industry in Puerto Rico where the borrower and the operations of the underlying collateral are the primary sources of repayment and the Puerto Rico Tourism Development Fund (the “TDF”) provides a secondary guarantee for payment performance, compared to $133.3 million as of December 31, 2014. The TDF is a subsidiary of the GDB that facilitates private sector financings to Puerto Rico’s hotel industry. The TDF provides guarantees to financings and may provide direct loans. As a result of liquidity risk and uncertainty regarding the Puerto Rico government fiscal situation, the Corporation adversely classified this $129.4 million exposure during the third quarter of 2015. Since late 2012, the Corporation has received combined payments from the borrowers and TDF as guarantor sufficient to cover contractual payments on these loans, including collections of principal and interest from TDF of approximately $5.3 million in 2015 and $6.1 million in 2014. These loans were current and remained in accrual status as of December 31, 2015.

On March 1, 2016, the Working Group in an updated public presentation indicated that the Commonwealth expects to have insufficient liquidity to make upcoming debt service payments and that a substantial restructuring of the Commonwealth’s existing debt is required to allow the Commonwealth to bring its fiscal accounts into balance, to give it time and the financial flexibility to implement structural reforms and growth initiatives so as to stimulate the Puerto Rican economy and thereby to make the restructured debt sustainable in the long term. We continue to monitor the Puerto Rico government fiscal and economic situation and its potential impact on the Corporation's financial condition, including its potential impact on our TDF-guaranteed exposure.  Although TDF has continued to cover its contractually required payments as guarantor during the first quarter of 2016, we are currently assessing, together with our regulators, whether recent developments related to the Puerto Rico government fiscal situation introduce additional uncertainty regarding TDF's ability to honor its guarantee, which could require that some or all of our TDF-guaranteed exposure be placed in nonaccrual status.  If we determine to treat some or all of such loans as nonaccrual, then the Corporation’s asset quality metrics and capital ratios could be adversely impacted, we could be required to prospectively apply principal and interest payments received to the outstanding principal of the loans, and the affected loans would need to be individually evaluated for impairment with specific reserves allocated as deemed necessary. In the event these loans are individually evaluated for impairment, based on present appraised values and assumptions as to recovery rates on Puerto Rico government obligations, the required specific reserves are not expected to deviate materially from the general reserves associated with these loans as of December 31, 2015.

During 2015, the Corporation increased by approximately $35 million the general reserve for commercial loans extended to or guaranteed by the Puerto Rico Government (excluding municipalities), including a $19.2 million charge to the provision recorded in the fourth quarter related to increased qualitative reserve factors applied to these loans in light of recent events surrounding the Puerto Rico Government’s fiscal situation.  In addition, during 2015, the specific reserve allocated to the PREPA credit facility was increased by approximately $4.3 million. As of December 31, 2015 the total reserve coverage ratio (general and specific reserves) related to commercial loans extended to or guaranteed by the Puerto Rico Government (excluding municipalities) was 19%.

In November 2015, PREPA entered into a restructuring support agreement with bondholders and bank creditors that provides a structured framework to implement certain economic agreements, including cuts to repayments of 15% for bondholders. The agreement also outlines other elements, including new governance standards, operational improvements, and a rate structure proposal and a capital plan.  Under the economic terms of the agreement, fuel line lenders will have the option to convert existing credit agreements into term loans with a fixed interest rate of 5.75% per annum, to be repaid over 6 years in accordance with an agreed upon schedule or exchange all or part of principal due under the existing credit agreements for new securitization bonds that will pay cash interest at a rate of 4.0% - 4.75% (depending on the credit rating) (“Option A Bonds”) or convertible capital appreciation securitization bonds that will accrete interest at a rate of 4.5% - 5.5% for the first five years and pay current interest in cash thereafter (“Option B bonds”). In February 2016, the Puerto Rico Government approved legislation to facilitate the implementation of the restructuring support agreement.

WEBSITE ACCESS TO REPORT

The Corporation makes available annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to section 13(a) or 15(d) of the Exchange Act, free of charge on or through its internet website at www.1firstbank.com (under “Investor Relations”), as soon as reasonably practicable after the Corporation electronically files such material with, or furnishes it to, the SEC.

The Corporation also makes available the Corporation’s corporate governance guidelines and principles, the charters of the audit, asset/liability, compensation and benefits, credit, compliance, risk, corporate governance and nominating committees and the codes of conduct and independence principles mentioned below, free of charge on or through its internet website at www.1firstbank.com (under “Investor Relations”):

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

MARKET AREA AND COMPETITION

Puerto Rico, where the banking market is highly competitive, is the main geographic service area of the Corporation. As of December 31, 2015, the Corporation also had a presence in the state of Florida and in the USVI and BVI. Puerto Rico banks are subject to the same federal laws, regulations and supervision that apply to similar institutions in the United States mainland.

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

SUPERVISION AND REGULATION

References herein to applicable statutes or regulations are brief summaries of portions thereof which do not purport to be complete and which are qualified in their entirety by reference to those statutes and regulations. Although most of the regulations required under the Dodd-Frank Wall Street Accountability and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) now have been adopted, numerous additional regulations and changes to regulations are anticipated as a result of the Dodd-Frank Act, and future legislation may increase the regulation and oversight of the Corporation and FirstBank. Any change in applicable laws or regulations may have a material adverse effect on the business of commercial banks and bank holding companies, including FirstBank and the Corporation.

    Dodd-Frank Act

The Dodd-Frank Act significantly changed the regulation of financial institutions and the financial services industry.  The Dodd-Frank Act includes numerous provisions that have affected and will affect large and small financial institutions alike, including banks and bank holding companies and how they will be regulated in the future. As a result of the Dodd-Frank Act, there has been and will be in the future additional regulatory oversight and supervision of the Corporation and its subsidiaries.

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

The Dodd-Frank Act establishes as an independent entity, within the Federal Reserve, the Consumer Financial Protection Bureau (the “CFPB”), which has broad rulemaking, supervisory and enforcement authority over consumer financial products and services, including deposit products, residential mortgages, home-equity loans and credit cards, and contains provisions on mortgage-related matters such as steering incentives and  determinations as to a borrower’s ability to repay the principal amount and prepayment penalties.

The CFPB has had primary examination and enforcement authority over FirstBank and other banks with over $10 billion in assets with respect to consumer financial products and services since July 21, 2011.

The Dodd-Frank Act also limits interchange fees payable on debit card transactions. The Federal Reserve Board’s current debit card interchange rule caps a debit card issuer’s base fee at 21 cents per transaction and allows an additional 5 basis-point charge per transaction to help cover fraud losses. The debit card interchange rule has reduced our interchange fee revenue in line with industry-wide expectations since 2011.

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

   Section 171 of the Dodd-Frank Act (the “Collins Amendment”), among other things, eliminates certain trust-preferred securities from Tier I capital.  Preferred securities issued under the U.S. Treasury’s Troubled Asset Relief Program (“TARP”) are exempt from this treatment.  Bank holding companies, such as the Corporation, were required to fully phase out these instruments from Tier 1 capital by January 1, 2016; however, these instruments may remain in Tier 2 capital until the instruments are redeemed or mature.

Regulatory Capital and Liquidity Coverage Developments.  The federal banking agencies adopted new rules for U.S. banks that revise important aspects of the minimum regulatory capital requirements, the components of regulatory capital, and the risk-based capital treatment of bank assets and off-balance sheet exposures.  The final rules, which applied to the Corporation and FirstBank as of January 1, 2015, generally are intended to align U.S. regulatory capital requirements with international regulatory capital standards adopted by the Basel Committee on Banking Supervision (“Basel Committee”), in particular the most recent international capital accord adopted in 2010 (and revised in 2011) known as “Basel III.”  The new rules increased the quantity and quality of capital required by, among other things, establishing a new minimum common equity capital requirements and an additional common equity Tier 1 capital conservation buffer. In addition, the final rules revise and harmonize the bank regulators’ rules for calculating risk-weighted assets to enhance risk sensitivity and address weaknesses that have been identified, by applying a variation of the Basel III “standardized approach” for the risk-weighting of bank assets and off-balance sheet exposures to all U.S. banking organizations other than large internationally active banks.

Consistent with Basel III and the Collins Amendment, the final rules also establish a more conservative standard for including an instrument such as trust-preferred securities as Tier 1 capital for bank holding companies with total consolidated assets of $15 billion or more as of December 31, 2009.  Bank holding companies such as the Corporation were required to fully phase out these instruments from Tier I capital by January 1, 2016, although qualifying trust preferred securities may be included as Tier 2 capital until the instruments are redeemed or mature. As of December 31, 2015, the Corporation had $220 million in trust preferred securities that are subject to the phase-out from Tier 1 capital under the final regulatory capital rules discussed above.  During the first quarter of 2016, the Corporation repurchased $10.0 million in trust preferred securities that had been issued by FBP Statutory Trust II. This transaction is described in more detail in “Significant Events Since the Beginning of 2015” above for additional information.

These new regulatory capital requirements are discussed in further detail in “Regulation and Supervision – Bank and Bank Holding Company Regulatory Capital Requirements.”

The final capital rules became effective for the Corporation and our subsidiary bank on a multi-year transitional basis starting on January 1, 2015, and in general will be fully effective as of January 1, 2019; the new general minimum regulatory capital requirements and the “standardized approach” for risk weighting of a banking organization’s assets, however, fully apply to us as of January 1, 2015.  The final rules have increased our regulatory capital requirements and require us to hold more capital against certain of our assets and off-balance sheet exposures.  The Corporation’s  estimated pro-forma common equity Tier 1 ratio, Tier 1 capital ratio, total capital ratio, and the leverage ratio under the Basel III rules, giving effect as of December 31, 2015 to all the provisions that will be phased-in between January 1, 2015 and January 1, 2019, were 15.4%, 15.8%, 19.4%, and 11.7%, respectively.  These ratios would exceed the fully phased-in minimum capital ratios under Basel III.

International Regulatory Capital and Liquidity Coverage Developments

International regulatory developments can affect the regulation and supervision of U.S. banking organizations, including the Corporation and FirstBank. Both the Basel Committee and the Financial Stability Board (established in April 2009 by the Group of Twenty (“G-20”) Finance Ministers and Central Bank Governors to take action to strengthen regulation and supervision of the financial system with greater international consistency, cooperation and transparency) including the adoption of Basel III and a commitment to raise capital standards and liquidity buffers within the banking system under Basel III.

In late 2014, the Basel Committee issued its final requirements for a Net Stable Funding Ratio (“NSFR”).  The NSFR compares the amount of an institution’s available stable funding (“ASF”, the ratio’s numerator) to its required stable funding (“RSF”, the ratio’s denominator) to measure how the institution’s asset base is funded.  ASF is defined as the portion of capital and liabilities expected to be reliable over the time horizon considered by the NSFR, which extends to one year. While the NSFR is intended to be applied to large, internationally active banks, at the discretion of national supervisors it can be applied to other banking organizations or classes of banking organizations.  The U.S. federal banking agencies are expected to issue a proposal for implementation of the NSFR in the U.S. sometime in 2016.

Prudential Regulation Developments. U.S. banking organizations, including the Corporation and FirstBank, operate under the federal banking agencies’ rules and general supervisory guidance for stress testing practices applicable to banking organizations with more than $10 billion in total consolidated assets.  These regulatory actions require bank holding companies with total consolidated assets of between $10 billion and $50 billion, consistent with the Dodd-Frank Act, to comply with annual company-run stress testing requirements, and outlines broad principles for a satisfactory stress testing framework, including principles related to governance, controls and use of results, and describes various stress testing approaches and how stress testing should be used at various levels within an organization.

Under these requirements, the Corporation is subject to two new stress testing rules that implement provisions of the Dodd-Frank Act, one issued by the Federal Reserve Board that applies to First BanCorp. on a consolidated basis and one issued by the FDIC that applies to the Bank.  These Dodd-Frank Act stress tests are designed to require banking organizations to assess the potential impact of different economic scenarios on their earnings, losses, and capital over a set time period, with consideration given to certain relevant factors, including the organization's condition, risks, exposures, strategies, and activities.  The Dodd-Frank Act stress tests require banking organizations with total consolidated assets of more than $10 billion but less than $50 billion, including the Corporation and the Bank, to conduct annual company-run stress tests using certain scenarios that the Federal Reserve Board publishes by February 15 of each year, report the results to their primary federal regulator and the Federal Reserve Board by July 31 of the same year, and publicly disclose a summary of the results by October 31 of that year.

The Federal Reserve Board and the other federal banking agencies have published final supervisory guidance describing their supervisory expectations for the Dodd-Frank Act stress tests to be conducted by financial institutions, including the Corporation and the Bank. The final guidance provides flexibility to accommodate different risk profiles, sizes, business lines, market areas, and complexity approaches for banking institutions in the $10 billion to $50 billion asset range, and provides examples of practices that would be consistent with supervisory expectations. This guidance now is fully applicable to the Corporation and the Bank. The final guidance also confirms that banking organizations with assets between $10 billion and $50 billion are not subject to the more extensive capital planning and stress-testing requirements that apply to bank holding companies with assets of at least $50 billion, including the Federal Reserve capital plan rule, the annual Comprehensive Capital Analysis and Review, the Dodd-Frank Act supervisory stress tests, and related data collections. Targeted changes to the Federal Reserve capital planning and stress-testing regulations most recently were made in November 2015, and are effective as of January 1, 2016. In addition, the federal banking agencies recently issued the economic scenarios (baseline, adverse and severely adverse) to be used by banking organizations with total consolidated assets of more than $10 billion for the 2016 company-run stress-tests under the Dodd-Frank Act.

The Federal Reserve’s rules that govern the supervision and regulation of large U.S. bank holding companies and foreign banking organizations, as required by the Dodd-Frank Act, generally apply only to institutions with total consolidated assets of $50 billion or more, which would not affect the Corporation.   The Federal Reserve’s rules, however, require publicly traded U.S. bank holding companies with total consolidated assets of $10 billion or more, such as the Corporation, to establish enterprise-wide risk committees.  These requirements complement the stress testing and resolution planning requirements for large bank holding companies that the Federal Reserve previously finalized.  The current rules require the Corporation’s risk management framework to be commensurate with the Corporation’s structure, risk profile, complexity, activities and size, and must include policies and procedures establishing risk-management governance, risk-management policies, and risk control infrastructure for the Corporation’s global operations and processes and systems for implementing and monitoring compliance with such policies and procedures. In addition, one independent director must chair the risk committee, with the banking organization determining the appropriate proportion of independent directors on the committee, based on its size, scope, and complexity, provided that it meets the minimum requirement of one independent director.  Also, at least one director with risk-management experience must be appointed to the risk committee. The Corporation is in compliance with these new requirements.

Consumer Financial Protection Bureau. CFPB regulations issued over the past few years implement the Dodd-Frank Act amendments to the Equal Credit Opportunity Act, the Truth in Lending Act (“TILA”), and the Real Estate Settlement Procedures Act (“RESPA”).  In general, among other changes, these regulations collectively: (i) require lenders to make a reasonable good faith determination of a prospective residential mortgage borrower’s ability to repay based on specific underwriting criteria and set standards for mortgage lenders to determine whether a consumer has the ability to repay the mortgage, (ii) require stricter underwriting of “qualified mortgages,” discussed below, that presumptively satisfy the ability to pay requirement (thereby providing the lender a safe harbor from non-compliance claims), (iii) specify new limitations on loan originator compensation and establish criteria for the qualifications of, and registration or licensing of loan originators, (iv) further restrict certain high-cost mortgage loans by expanding the coverage of the Home Ownership and Equity Protections Act of 1994, (v) expand mandated loan escrow accounts for certain loans, (vi) revise existing appraisal requirements under the Equal Credit Opportunity Act and require provision of a free copy of all appraisals to applicants for first lien loans, (vii) establish new appraisal standards for most “higher-risk mortgages” under TILA, (viii) combine in a single, new form required loan disclosures under TILA and RESPA, (ix) define a “qualified mortgage for purposes of the Dodd frank Act, and (x) affords safe harbor legal protections for lenders making qualified loans that are not “higher priced.”

The CFPB also has issued a final regulation setting forth new mortgage servicing rules that now apply to the Bank.

   The regulations affect notices given to consumers as to delinquency, foreclosure alternatives, modification applications, interest rate adjustments and options for avoiding “force-placed” insurance.  Servicers are prohibited from processing foreclosures when a loan modification is pending, and must wait until a loan is more than 120 days delinquent before initiating a foreclosure action.

The servicer must provide direct and ongoing access to its personnel, and provide prompt review of any loss mitigation application.  Servicers must maintain accurate and accessible mortgage records for the life of a loan and until one year after the loan is paid off or transferred.

On December 15, 2014, the CFPB proposed further changes to these mortgage servicing rules.  The proposed changes generally would clarify and amend provisions regarding force-placed insurance notices, policies and procedures, early intervention, loss mitigation requirements and periodic statement requirements under the CFPB mortgage servicing rules.  The proposed amendments also would address proper compliance regarding certain servicing requirements when a consumer is a potential or confirmed successor in interest, is in bankruptcy, or sends a cease communication request under the Fair Debt Collection Practices Act. These new mortgage servicing standards are expected to add to our costs of conducting a mortgage servicing business.

     Effective October 3, 2015, the CFPB rule that combines mortgage disclosures previously established by the TILA and the RESPA came to effect. Sections 1098 and 1100A of Dodd-Frank Act direct the Bureau to publish rules and forms that combine certain disclosures that consumers receive in connection with applying for and closing on a mortgage loan under the Truth in Lending Act and the Real Estate Settlement Procedures Act. Consistent with this requirement, the Bureau amended Regulation X (Real Estate Settlement Procedures Act) and Regulation Z (Truth in Lending) to establish new disclosure requirements and forms in Regulation Z for most closed-end consumer credit transactions secured by real property. In addition to combining the existing disclosure requirements and implementing new requirements imposed by the Dodd-Frank Act, the final rule provides extensive guidance regarding compliance with those requirements.

The Volcker Rule.  This section of the Dodd-Frank Act, subject to important exceptions, generally prohibits a banking entity such as the Corporation or FirstBank from acquiring or retaining any ownership in, or acting as sponsor to, a hedge fund or private equity fund (“covered fund”).  The Volcker Rule also prohibits these entities from engaging, for their own account, in short-form proprietary trading of certain securities, derivatives, commodity futures and options on these instruments.

Final regulations implementing the Volcker Rule have been adopted by the financial regulatory agencies and are now generally effective.

The Corporation and the Bank are not engaged in proprietary trading as defined in the Volcker Rule. In addition, a review of the Corporation’s investments was undertaken to determine if any meet the Volcker Rule’s definition of covered funds. Based on that review, the Corporation’s investments are not considered covered funds under the Volcker Rule.

Future Legislation and Regulation.  While the federal agencies have adopted regulations that implement many requirements of the Dodd-Frank Act, important regulatory actions (e.g., the adoption of rules regarding the compensation of financial institutions executives) that could have an impact on the Corporation and the Bank remain to be taken.  Additional consumer protection laws may be enacted, and the FDIC, Federal Reserve and CFPB have adopted and will adopt in the future new regulations that have addressed or may address, among other things, banks’ credit card, overdraft, collection, privacy and mortgage lending practices.  Additional consumer protection regulatory activity is anticipated in the near future.

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

A financial holding company that ceases to meet certain standards is subject to a variety of restrictions, depending on the circumstances, including precluding the undertaking of new activities or the acquisition of shares or control of other companies. Until compliance is restored, the Federal Reserve Board has broad discretion to impose appropriate limitations on the financial holding company’s activities.  If compliance is not restored within 180 days, the Federal Reserve Board may ultimately require the financial holding company to divest its depository institutions or, in the alternative, to discontinue or divest any activities that are permitted only to non-financial holding company bank holding companies. The Corporation and FirstBank must be well-capitalized and well-managed for regulatory purposes, and FirstBank must earn “satisfactory” or better ratings on its periodic Community Reinvestment Act (the “CRA”) examinations to preserve the financial holding company status. By reason of, among other things, the Written Agreement, the Bank is not treated as “well-capitalized” and therefore is restricted in its ability to undertake new financial activities.

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

   In addition, any capital loans by a bank holding company to any of its subsidiary banks must be subordinated in right of payment to deposits and to certain other indebtedness of such subsidiary bank. As of December 31, 2015, and the date hereof, FirstBank was and is the only depository institution subsidiary of the Corporation.  The Dodd-Frank Act directs the Federal Reserve Board to adopt regulations adopting the statutory source-of-strength requirements, but implementing regulations have not yet been proposed.

Sarbanes-Oxley Act

The Sarbanes-Oxley Act of 2002 (“SOX”) implemented a range of corporate governance and other measures to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies, and to protect investors by improving the accuracy and reliability of disclosures under the federal securities laws.  In addition, SOX has established membership requirements and responsibilities for the audit committee, imposed restrictions on the relationship between the Corporation and our external auditors, imposed additional responsibilities for the external financial statements on our chief executive officer and chief financial officer, expanded the disclosure requirements for corporate insiders, required management to evaluate its disclosure controls and procedures and its internal control over financial reporting, and required the auditors to issue a report on the internal control over financial reporting.

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

As of December 31, 2015, First BanCorp’s management concluded that its internal control over financial reporting was effective.  The Corporation’s independent registered public accounting firm reached the same conclusion.

Emergency Economic Stabilization Act of 2008

Turmoil in the U.S. financial sector during 2008 resulted in the passage of the Emergency Economic Stabilization Act of 2008 (the “EESA”) and the adoption of several programs by the U.S. Treasury, as well as several actions by the Federal Reserve Board.  The EESA authorized the U.S. Treasury to access up to $700 billion to protect the U.S. economy and restore confidence and stability to the financial markets. One such program under the TARP was action by the U.S. Treasury to make significant investments in U.S. financial institutions through the Capital Purchase Program (“CPP”).  The U.S. Treasury’s stated purpose in implementing the CPP was to improve the capitalization of healthy institutions, which would improve the flow of credit to businesses and consumers, and boost the confidence of depositors, investors, and counterparties alike.  All federal banking and thrift regulatory agencies encouraged eligible institutions to participate in the CPP.

The Corporation applied for, and the U.S. Treasury approved, a capital purchase in the amount of $400,000,000. The Corporation entered into a Letter Agreement, dated as of January 16, 2009, including the Securities Purchase Agreement Standard Terms (collectively the “Letter Agreement”) with the U.S. Treasury, pursuant to which the Corporation issued and sold to the Treasury for an aggregate purchase price of $400,000,000 in cash (i) 400,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series F (the “Series F Preferred Stock”), and (ii) a warrant to purchase 389,483 shares of the Corporation’s common stock at an exercise price of $154.05 per share, subject to certain anti-dilution and other adjustments (the “warrant”). The TARP transaction closed on January 16, 2009. On July 20, 2010, we exchanged the Series F Preferred Stock, plus accrued dividends on the Series F Preferred Stock, for 424,174 shares of a new series of preferred stock, fixed rate Cumulative Mandatorily Convertible Preferred Stock, Series G (the “Series G Preferred Stock”), and amended the warrant. On October 7, 2011, we exercised our right to convert the Series G Preferred Stock into 32,941,797 shares of common stock. As a result of the issuance of $525 million of common stock in October 2011, the warrant was adjusted to provide for the issuance of approximately 1,285,899 shares of common stock at an exercise price of $3.29 per share.  On August 16, 2013, a secondary offering of the Corporation’s common stock was completed by certain of the Corporation’s existing stockholders, which included the sale by the U.S. Treasury of 13 million shares in such secondary offering. In the fourth quarter of 2014, the U.S. Treasury sold an additional 4.4 million shares in accordance with its first pre-defined written trading plan. On March 9, 2015, the U.S. Treasury announced the sale of an additional 5 million shares of First BanCorp.’s common stock through its second pre-defined written trading plan. As of December 31, 2015, the U.S. Treasury owned approximately 4.8% of the Corporation’s outstanding common stock, excluding the shares underlying the warrant.

Under the terms of the amended Letter Agreement with the U.S. Treasury dated as of July 7, 2010 (i) the Corporation amended its compensation, bonus, incentive and other benefit plans, arrangements and agreements (including severance and employment agreements) to the extent necessary to be in compliance with the executive compensation and corporate governance requirements of Section 111(b) of the EESA and applicable guidance or regulations issued by the U.S. Treasury on or prior to January 16, 2009 and (ii) each Senior Executive Officer, as defined in the amended Letter Agreement, executed a written waiver releasing the U.S. Treasury and the Corporation from any claims that such officers may otherwise have as a result of the Corporation’s amendment of such arrangements and agreements to be in compliance with Section 111(b). Until such time as the U.S. Treasury ceases to own any debt or equity securities of the Corporation acquired pursuant to the amended Letter Agreement, the Corporation must remain in compliance with these requirements.

American Recovery and Reinvestment Act of 2009

On February 17, 2009, the Congress enacted the American Recovery and Reinvestment Act of 2009 (“ARRA”).  The ARRA includes federal tax cuts, expansion of unemployment benefits and other social welfare provisions, and domestic spending on education, health care, and infrastructure, including the energy sector.

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

The U.S. Treasury issued regulations implementing the compensation requirements under ARRA, which amended the requirements of EESA. The regulations made effective the compensation provisions of ARRA and include rules requiring: (i) review of prior compensation by a Special Master; (ii) restrictions on paying or accruing bonuses, retention awards or incentive compensation for certain employees; (iii) regular review of all employee compensation arrangements by the company’s senior risk officer and compensation committee to ensure that the arrangements do not encourage unnecessary and excessive risk-taking or manipulation of the reporting of earnings; (iv) recoupment of bonus payments based on materially inaccurate information; (v) the prohibition of severance or change in control payments for certain employees; (vi) the adoption of policies and procedures to avoid excessive luxury expenses; and (vii) the mandatory “say on pay” vote by shareholders. In addition, the regulations also introduced several additional requirements and restrictions, including: (i) Special Master review of ongoing compensation in certain situations; (ii) prohibition on tax gross-ups for certain employees; (iii) disclosure of perquisites; and (iv) disclosure regarding compensation consultants.

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

Regulations implementing the Bank Secrecy Act and the USA PATRIOT Act are published and primarily enforced by the Financial Crimes Enforcement Network, a bureau of the U.S. Treasury.  Failure of a financial institution to comply with the requirement of the Bank Secrecy Act or the USA PATRIOT Act could have serious legal and reputational consequences for the institution, including the possibility of regulatory enforcement or other legal action, including significant civil money penalties, against the Corporation or the Bank. The Corporation also is required to comply with federal economic and trade sanctions requirements enforced by the Office of Foreign Assets Control (“OFAC”), a bureau of the U.S. Treasury.  The Corporation has adopted appropriate policies, procedures and controls to address compliance with the Bank Secrecy Act, USA PATRIOT Act and economic/trade sanctions requirements, and to implement banking agency, U.S. Treasury and OFAC regulations.

Community Reinvestment

The CRA encourages banks to help meet the credit needs of the local communities in which the banks offer their services, including low- and moderate-income individuals, consistent with safe and sound operation of the bank.

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

There are periodic examinations by the OCIF, the CFPB and the FDIC of FirstBank to test the Bank’s conformance to safe and sound banking practices and compliance with various statutory and regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which a banking institution can engage.  The regulation and supervision by the FDIC are intended primarily for the protection of the FDIC’s insurance fund and depositors. The regulatory structure also gives the regulatory authorities discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. This enforcement authority includes, among other things, the ability to assess civil money penalties, issue cease-and-desist or removal orders and to initiate injunctive actions against banking organizations and institution-affiliated parties. In general, these enforcement actions may be initiated for violations of laws and regulations and for engaging in unsafe or unsound practices. In addition, certain bank actions are required by statute and implementing regulations. Other actions or failure to act may provide the basis for enforcement action, including the filing of misleading or untimely reports with regulatory authorities.

Written Agreement

FirstBank was notified by the FDIC that the Consent Order under which the Bank had been operating since June 2, 2010 was terminated effective April 29, 2015.  Although the Consent Order has been terminated, First BanCorp. is still subject to the Written Agreement that the Corporation entered into with the Federal Reserve Bank of New York on June 3, 2010.

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

The Corporation submitted its Capital Plan under the Written Agreement setting forth its plans for how to improve capital positions to comply with the Written Agreement over time. In addition to the Capital Plan, the Corporation submitted to its regulators a liquidity and brokered CD plan, including a contingency funding plan, a non-performing asset reduction plan, a budget and profit plan, a strategic plan, and a plan for the reduction of classified and special mention assets.  As of December 31, 2015, the Corporation had completed all of the items included in the Capital Plan and is continuing to work on reducing non-performing loans. The Written Agreement also requires the submission to the regulators of quarterly progress reports.

Dividend Restrictions

The Federal Reserve’s “Applying Supervisory Guidance and Regulations on the Payment of Dividends, Stock Redemptions, and Stock Repurchases at Bank Holding Companies” (the “Supervisory Letter”) discusses the ability of bank holding companies to declare dividends and to repurchase equity securities.  The Supervisory Letter is generally consistent with prior Federal Reserve supervisory policies and guidance, although it places greater emphasis on discussions with the regulators prior to dividend declarations and redemption or repurchase decisions even when not explicitly required by the regulations.  The Federal Reserve provides that the principles discussed in the letter are applicable to all bank holding companies, but are especially relevant for bank holding companies that are either experiencing financial difficulties and/or receiving public funds under the U.S. Treasury’s TARP CPP. To that end, the Supervisory Letter specifically addresses the Federal Reserve’s supervisory considerations for TARP participants.

The Federal Reserve Board has also issued a policy statement that, as a matter of prudent banking, a bank holding company should generally not maintain a given rate of cash dividends unless its net income available to common shareholders has been sufficient to fund fully the dividends and the prospective rate of earnings retention appears to be consistent with the organization’s capital needs, asset quality, and overall financial condition. The Corporation is subject to certain restrictions generally imposed on Puerto Rico corporations with respect to the declaration and payment of dividends (i.e., that dividends may be paid out only from the Corporation’s net assets in excess of capital or, in the absence of such excess, from the Corporation’s net earnings for such fiscal year and/or the preceding fiscal year)

In prior years, the principal source of funds for the Corporation’s parent holding company was dividends declared and paid by its subsidiary, FirstBank. Pursuant to the Written Agreement with the Federal Reserve, the Corporation cannot directly or indirectly take dividends or any other form of payment representing a reduction in capital from the Bank without the prior written approval of the Federal Reserve. The ability of FirstBank to declare and pay dividends on its capital stock is regulated by the Puerto Rico Banking Law, the Federal Deposit Insurance Act (the “FDIA”), and FDIC regulations. In general terms, the Puerto Rico Banking Law provides that when the expenditures of a bank are greater than receipts, the excess of expenditures over receipts shall be charged against undistributed profits of the bank and the balance, if any, shall be charged against the required reserve fund of the bank. If the reserve fund is not sufficient to cover such balance in whole or in part, the outstanding amount must be charged against the bank’s capital account. The Puerto Rico Banking Law provides that, until said capital has been restored to its original amount and the reserve fund to 20% of the original capital, the bank may not declare any dividends. In general terms, the FDIA and the FDIC regulations restrict the payment of dividends when a bank is undercapitalized, when a bank has failed to pay insurance assessments, or when there are safety and soundness concerns regarding such bank.

   We suspended dividend payments on our common stock and preferred dividends commencing with the preferred dividend payments for the month of August 2009. Furthermore, so long as any shares of preferred stock remain outstanding and until we obtain the Federal Reserve’s approval, we cannot declare, set apart or pay any dividends on shares of our common stock unless any accrued and unpaid dividends on our preferred stock for the twelve monthly dividend periods ending on the immediately preceding dividend payment date have been paid or are paid contemporaneously and the full monthly dividend on our preferred stock for the then current month has been or is contemporaneously declared and paid or declared and set apart for payment.

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

In a holding company context, the parent bank holding company and any companies that are controlled by such parent bank holding company are affiliates of the financial institution. Generally, Sections 23A and 23B of the Federal Reserve Act (i) limit the extent to which the financial institution or its subsidiaries may engage in “covered transactions” (defined below) with any one affiliate to an amount equal to 10% of such financial institution’s capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such financial institution’s capital stock and surplus and (ii) require that all “covered transactions” be on terms substantially the same, or at least as favorable to the financial institution or affiliate, as those provided to a non-affiliate. The term “covered transaction” includes the making of loans, purchase of assets, issuance of a guarantee and other similar transactions. In addition, loans or other extensions of credit by the financial institution to the affiliate are required to be collateralized in accordance with the requirements set forth in Section 23A of the Federal Reserve Act.  The Dodd-Frank Act added derivatives and securities lending and borrowing transactions to the list of “covered transactions” subject to Section 23A restrictions.

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

Bank and Bank Holding Company Regulatory Capital Requirements

The Federal Reserve Board has adopted risk-based and leverage capital adequacy guidelines pursuant to which it assesses the adequacy of capital in examining and supervising a bank holding company and in analyzing applications to it under the Bank Holding Company Act.  The Federal Reserve Board’s historical risk-based capital guidelines were based upon the 1988 capital accord (“Basel I”) of the Basel Committee.  These historical requirements, however, which included a legacy simplified risk-weighting system for the calculations of risk-based assets, as well as lower leverage capital requirements, were superseded by new risk-based and leverage capital requirements that went into effect, on a multi-year transitional basis, on January 1, 2015. The FDIC has adopted substantively identical requirements that apply to insured banks under its regulation and supervision. These requirements are part of a revised regulatory capital framework for U.S. banking organizations (the “Basel III rules”) adopted by the banking agencies that is based on international regulatory capital requirements adopted by the Basel Committee on Banking Supervision over the past several years.

    The Basel III rules introduce new minimum capital ratios and capital conservation buffer requirements, change the composition of regulatory capital, require a number of new adjustments to and deductions from regulatory capital, and introduce a new “Standardized Approach” for the calculation of risk-weighted assets that replaced the risk-weighting requirements under prior U.S. regulatory capital rules.  The new minimum regulatory capital requirements and the Standardized Approach for the calculation of risk-weighted assets became effective for the Corporation on January 1, 2015. The capital conservation buffer requirements, and the regulatory capital adjustments and deductions under the Basel III rules are being phased-in over several years ending on December 31, 2018.

The Basel III rules introduce a new and separate ratio of Common Equity Tier 1 capital (“CET1”) to risk-weighted assets. CET1, a narrower subcomponent of total Tier 1 capital, generally consists of common stock and related surplus, retained earnings, accumulated other comprehensive income (“AOCI”), and qualifying minority interests. Certain banking organizations, however, including the Corporation and FirstBank, were allowed to make a one-time permanent election in early 2015 to continue to exclude AOCI items. The Corporation and FirstBank elected to permanently exclude capital in AOCI in order to avoid significant variations in the level of capital depending upon the impact of interest rate fluctuations on the fair value of the securities portfolio.  In addition, the Basel III rules require the Corporation to maintain an additional CET1 capital conservation buffer of 2.5%. The capital conservation buffer must be maintained to avoid limitations on both (i) capital distributions (e.g. repurchases of capital instruments or dividend or interest payments on capital instruments) and (ii) discretionary bonus payments to executive officers and heads of major business lines. Under the fully phased-in rules, the Corporation will be required to maintain: (i) a minimum CET1 to risk-weighted assets ratio of at least 4.5%, plus the 2.5% “capital conservation buffer,” resulting in a required minimum CET1 ratio of at least 7%, (ii) a minimum ratio of total Tier 1 capital to risk-weighted assets of at least 6.0%, plus the 2.5% capital conservation buffer, resulting in a required minimum Tier 1 capital ratio of 8.5%, (iii) a minimum ratio of total Tier 1 plus Tier 2 capital to risk-weighted assets of at least 8.0%, plus the 2.5% capital conservation buffer, resulting in a required minimum total capital ratio of 10.5%, and (iv) a required minimum leverage ratio of 4%, calculated as the ratio of Tier 1 capital to average on-balance sheet (non-risk adjusted) assets. The phase-in of the capital conservation buffer began on January 1, 2016 with a first year requirement of 0.625% of additional CET1, which will be progressively increased over a four-year period, increasing by that same percentage amount on each subsequent January 1 until it reaches the fully phased-in 2.5% CET1 requirement on January 1, 2019.

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

In addition, the Basel III rules require that certain non-qualifying capital instruments, including cumulative preferred stock and trust preferred securities (“TRuPs”), be excluded from Tier 1 capital. In general, banking organizations such as the Corporation began to phase out TRuPs from Tier 1 capital on January 1, 2015. The Corporation’s TRuPs must be fully phased out from Tier 1 capital by January 1, 2016. However, the Corporation’s TRuPs may continue to be included in Tier 2 capital until the instruments are redeemed or mature.

   The Corporation and FirstBank compute risk weighted assets using the Standardized Approach required by the Basel III rules. The Standardized Approach for risk-weightings has expanded the risk-weighting categories from the four major risk-weighting categories under the previous regulatory capital rules (0%, 20%, 50%, and 100%) to a much larger and more risk-sensitive number of categories, depending on the nature of the assets. In a number of cases, the Standardized Approach results in higher risk weights for a variety of asset categories. Specific changes to the risk-weightings of assets include, among other things: (i) applying a 150% risk weight instead of a 100% risk weight for high volatility commercial real estate acquisition, development and construction loans, (ii) assigning a 150% risk weight to exposures that are 90 days past due (other than qualifying residential mortgage exposures, which remain at an assigned risk-weighting of 100%), (iii) establishing a 20% credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable, in contrast to the 0% risk-weighting under the prior rules and (iv) requiring capital to be maintained against on-balance-sheet and off-balance-sheet exposures that result from certain cleared transactions, guarantees and credit derivatives, and collateralized transactions (such as repurchase agreement transactions).

Prompt Corrective Action.  The Prompt Corrective Action (“PCA”) provisions of the FDIA require the federal bank regulatory agencies to take prompt corrective action against any undercapitalized insured depository institution.  The FDIA establishes five capital categories: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Well-capitalized insured depository institutions (“institutions”) significantly exceed the required minimum level for each relevant capital measure.  Adequately capitalized institutions include institutions that meet but do not significantly exceed the required minimum level for each relevant capital measure. Undercapitalized institutions consist of those that fail to meet the required minimum level for one or more relevant capital measures. Significantly undercapitalized institutions are those with capital levels significantly below the minimum requirements for any relevant capital measure. Critically undercapitalized institutions have minimal capital and are at serious risk for government seizure.

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

The banking agencies’ Basel III rules, discussed above, revise the PCA requirements by (i) introducing a separate CET1 ratio requirement for each PCA capital category (other than critically undercapitalized) with the required CET1 ratio being 6.5% for well-capitalized status; (ii) increasing the minimum Tier 1 capital ratio requirement for each PCA capital category with the minimum Tier 1 capital ratio for well-capitalized status being 8% (as compared to the previous 6%); and (iii) eliminating the previous provision that allows a bank with a composite supervisory rating of 1 to have a 3% leverage ratio and still be adequately capitalized and maintaining the minimum leverage ratio for well-capitalized status at 5%. The Basel III rules do not change the total risk-based capital requirement (10% for well-capitalized status) for any PCA capital category.  The new PCA requirements became effective on January 1, 2015.

A bank’s capital category, as determined by applying the prompt corrective action provisions of the law, may not constitute an accurate representation of the overall financial condition or prospects of a bank, such as the Bank, and should be considered in conjunction with other available information regarding the financial condition and results of operations of the bank.

     Set forth below are the Corporation's and FirstBank's capital ratios as of December 31, 2015 based on Federal Reserve and FDIC guidelines, respectively, and the capital ratios required to be attained and maintained under the FDIC Order:

		Banking Subsidiary
	First BanCorp.	FirstBank	Well-Capitalized Minimum

As of December 31, 2015
Total capital (Total capital to
risk-weighted assets)	20.01%	19.73%	10.00%
Common Equity Tier 1 Capital (Common Equity
Tier 1 capital to risk-weighted assets)	16.92%	16.35%	6.50%
Tier 1 capital ratio (Tier 1 capital
to risk-weighted assets)	16.92%	18.45%	8.00%
Leverage ratio (1)	12.22%	13.33%	5.00%
_______________
(1) Tier 1 capital to average assets.

   Deposit Insurance

The increase in deposit insurance coverage to up to $250,000 per customer, the FDIC’s expanded authority to increase insurance premiums, as well as the increase in the number of bank failures after the 2008 financial crisis resulted in an increase in deposit insurance assessments for all banks, including FirstBank. The Dodd-Frank Act changes the requirements for the Deposit Insurance Fund by requiring that the designated reserve ratio for the Deposit Insurance Fund for any year may not be less than 1.35 percent of estimated insured deposits or the comparable percentage of the new deposit assessment base.  In addition, the FDIC must take steps as necessary for the reserve ratio to reach 1.35 percent of estimated insured deposits by September 30, 2020.  If the reserve ratio exceeds 1.5 percent, the FDIC must dividend to Deposit Insurance Fund members the amount above the amount necessary to maintain the Deposit Insurance Fund at 1.5 percent, but the FDIC Board of Directors may, in its sole discretion, suspend or limit the declaration of payment of dividends.  The FDIC has adopted a Deposit Reserve Fund restoration plan that projects that the designated reserve ratio will reach 1.35 percent by the 2020 deadline. The FDIC has also adopted a final rule raising its industry target ratio of reserves to insured deposits to 2 percent, 65 basis points above the statutory minimum, but the FDIC does not project that goal to be met for several years.

The  FDIC assessment rules currently define the assessment base for deposit insurance as required by the Dodd-Frank Act, specify assessment rates, implement the Dodd-Frank Act’s Deposit Insurance Fund dividend provisions, and revises the risk-based assessment system for all large insured depository institutions (institutions with at least $10 billion in total assets), such as FirstBank. In October 2015, the FDIC proposed a rule to increase the Deposit Insurance Fund to the statutorily required minimum level of 1.35 percent. Among other things, the proposed rule would impose on banks with at least $10 billion in assets (which would include the Bank) a surcharge of 4.5 cents per $100 of their assessment base, after making certain adjustments. The FDIC has stated that it expects the reserve ratio probably would reach 1.35 percent after approximately two years of payments of the proposed surcharges.

FDIC Insolvency Authority

Under Puerto Rico banking laws (discussed below), the OCIF may appoint the FDIC as conservator or receiver of a failed or failing FDIC-insured Puerto Rican bank such as the Bank, and the FDIA authorizes the FDIC to accept such an appointment. In addition, the FDIC has broad authority under the FDIA to appoint itself as conservator or receiver of a failed or failing state bank, including a Puerto Rican bank. If the FDIC is appointed conservator or receiver of a bank upon the bank’s insolvency or the occurrence of other events, the FDIC may sell or transfer some, part or all of a bank’s assets and liabilities to another bank, or liquidate the bank and pay out insured depositors, as well as uninsured depositors and other creditors to the extent of the closed bank’s available assets. As part of its insolvency authority, the FDIC has the authority, among other things, to take possession of and administer the receivership estate, pay out estate claims, and repudiate or disaffirm certain types of contracts to which the bank was a party if the FDIC believes such contract is burdensome and its disaffirmance will aid in the administration of the receivership.  In resolving the estate of a failed bank, the FDIC as receiver will first satisfy its own administrative expenses, and the claims of holders of U.S. deposit liabilities also have priority over those of other general unsecured creditors.

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

FirstBank is a member of the FHLB of New York and, as such, is required to acquire and hold shares of capital stock in the FHLB in an amount calculated in accordance with the requirements set forth in applicable laws and regulations. FirstBank is in compliance with the stock ownership requirements of the FHLB of New York. All loans, advances and other extensions of credit made by the FHLB to FirstBank are secured by a portion of FirstBank’s mortgage loan portfolio, certain other investments and the capital stock of the FHLB held by FirstBank.

Ownership and Control

Because of FirstBank’s status as an FDIC-insured bank, as defined in the Bank Holding Company Act, the Corporation, as the owner of FirstBank’s common stock, is subject to certain restrictions and disclosure obligations under various federal laws, including the Bank Holding Company Act and the Change in Bank Control Act (the “CBCA”). Regulations pursuant to the Bank Holding Company Act generally require prior Federal Reserve Board approval for an acquisition of control of an insured institution (as defined in the Act) or holding company thereof by any person (or persons acting in concert). Control is deemed to exist if, among other things, a person (or group of persons acting in concert) acquires 25% or more of any class of voting stock of an insured institution or holding company thereof. Under the CBCA, control is presumed to exist subject to rebuttal if a person (or group of persons acting in concert) acquires 10% or more of any class of voting stock and either (i) the corporation has registered securities under Section 12 of the Exchange Act, or (ii) no person (or group of persons acting in concert) will own, control or hold the power to vote a greater percentage of that class of voting securities immediately after the transaction. The concept of acting in concert is very broad and also is subject to certain rebuttable presumptions, including among others, that relatives, business partners, management officials, affiliates and others are presumed to be acting in concert with each other and their businesses. The regulations of the FDIC implementing the CBCA are generally similar to those described above.

The Puerto Rico Banking Law requires the approval of the OCIF for changes in control of a Puerto Rico bank. See “Puerto Rico Banking Law.”

Standards for Safety and Soundness

The FDIA requires the FDIC and the other federal bank regulatory agencies to prescribe standards of safety and soundness, by regulations or guidelines, relating generally to operations and management, asset growth, asset quality, earnings, stock valuation, and compensation. The implementing regulations and guidelines of the FDIC and the other federal bank regulatory agencies establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, fees and benefits. In general, the regulations and guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The regulations and guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal shareholder. Failure to comply with these standards can result in administrative enforcement or other adverse actions against the bank.

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

The Banking Law provides that no officer, director, agent or employee of a Puerto Rico commercial bank may serve as an officer, director, agent or employee of another Puerto Rico commercial bank, financial corporation, savings and loan association, trust corporation, corporation engaged in granting mortgage loans or any other institution engaged in the money lending business in Puerto Rico. This prohibition is not applicable to any such position with an affiliate of a Puerto Rico commercial bank.

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

International Banking Act of Puerto Rico (“IBE Act 52”)

The business and operations of FirstBank International Branch (“FirstBank IBE” or the “IBE division of FirstBank”) and FirstBank Overseas Corporation (the IBE subsidiary of FirstBank) are subject to supervision and regulation by the Commissioner. FirstBank and FirstBank Overseas Corporation were created under the IBE Act 52, which provides for total Puerto Rico tax exemption on net income derived by IBEs operating in Puerto Rico on the specific activities identified in the IBE Act. An IBE that operates as a unit of a bank pays income taxes at the corporate standard rates to the extent that the IBE’s net income exceeds 20% of the bank’s total net taxable income. Under the IBE Act 52, certain sales, encumbrances, assignments, mergers, exchanges or transfers of shares, interests or participation(s) in the capital of an international banking entity (an “IBE”) may not be initiated without the prior approval of the Commissioner. The IBE Act 52 and the regulations issued thereunder by the Commissioner (the “IBE Regulations”) limit the business activities that may be carried out by an IBE. Such activities are limited in part to persons and assets located outside of Puerto Rico.

Pursuant to the IBE Act 52 and the IBE Regulations, each of FirstBank IBE and FirstBank Overseas Corporation must maintain locally books and records of all its transactions in the ordinary course of business. FirstBank IBE and FirstBank Overseas Corporation are also required thereunder to submit to the Commissioner quarterly and annual reports of their financial condition and results of operations, including annual audited financial statements.

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

(i)       to the IFE:

•         a fixed 4% Puerto Rico income tax rate on the net income derived by the IFE from its Eligible IFE Activities; and

•         full property and municipal license tax exemptions on such activities.

(ii)     to its shareholders:

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

The Corporation has maintained an effective tax rate lower than the maximum statutory rate in Puerto Rico mainly by investing in government obligations and mortgage-backed securities exempt from U.S. and Puerto Rico income taxes and by doing business through FirstBank IBE, and through the Bank’s subsidiary, FirstBank Overseas Corporation, whose interest income and gain on sales is exempt from Puerto Rico income taxation.

During 2013, the Puerto Rico Government approved Act No. 40, which imposed a national gross receipts tax.  The national gross receipts tax for financial institutions was computed on the basis of 1% of gross income net of allowable exclusions. Subject to certain limitations, a financial institution was able to claim a credit of 0.5% of its gross income against its regular income tax or the alternative minimum tax. However, on December 22, 2014, the Governor of Puerto Rico signed Act No. 238, which amended the 2011 PR Code. Act No. 238 clarified that the national gross receipts tax was not applicable to taxable years starting after December 31, 2014. Accordingly, the Corporation did not record a national gross receipts tax expense for 2015. During the year 2014, a $5.7 million gross receipts tax expense was included as part of “Taxes, other than income taxes” in the consolidated statement of income and a $2.9 million benefit related to this credit was recorded as a reduction to the provision for income taxes.

     On May 28 and September 30, 2015, the Puerto Rico legislature approved Act 72-2015 and Act 159-2015, respectively, which enacted amendments to the 2011 PR Code. The amendments related to the income tax provision include changes to the alternative minimum tax computation, and changes to the use limitation on NOLs and capital losses for 2015 and future taxable years. The change in the tax law affected the Corporation’s income tax computation by limiting the NOL deduction to 80% of taxable income, compared to a 90% limitation in prior years.

     Act 72-2015 also introduced a value added tax (the “VAT”) on consumption, effective April 1, 2016, to replace the current sales and use tax (“SUT”), and certain temporary changes on SUT for the transition into the VAT. The changes in SUT include, an increase in tax rate from 7% to 11.5%, effective July 1, 2015, and a new 4% SUT on business to business services, and professional services, with certain exceptions, effective October 1, 2015. That law included a measure that the Puerto Rico Treasury Secretary could postpone for 60 days the application of the VAT provisions. Early in March 2016, the Puerto Rico Secretary of the Treasury postponed until June 1, 2016 the implementation of the VAT. Once the VAT enters in force, the 4% SUT imposed on certain business to business services and professional services will change into a 10.5% VAT and most transactions already subject to the 11.5% SUT will remain at the same rate under the VAT. Act 159-2015 included additional exemptions to the 4% SUT and 10.5% VAT such as for certain legal services, intangibles and transportation services.

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

Insurance Operations Regulation

FirstBank Insurance Agency is registered as an insurance agency with the Insurance Commissioner of Puerto Rico and is subject to regulations issued by the Insurance Commissioner relating to, among other things, the licensing of employees and sales and solicitation and advertising practices, and by the Federal Reserve as to certain consumer protection provisions mandated by the GLB Act and its implementing regulations.

Mortgage Banking Operations

In addition to FDIC and CFPB regulation, FirstBank is subject to the rules and regulations of the FHA, VA, FNMA, FHLMC, GNMA, and the U.S. Department of Housing and Urban Development (the “HUD”) with respect to originating, processing, selling and servicing mortgage loans and the issuance and sale of mortgage-backed securities. Those rules and regulations, among other things, prohibit discrimination and establish underwriting guidelines that include provisions for inspections and appraisals, require credit reports on prospective borrowers and fix maximum loan amounts, and, with respect to VA loans, fix maximum interest rates. Moreover, lenders such as FirstBank are required annually to submit audited financial statements to the FHA, VA, FNMA, FHLMC, GNMA and HUD and each regulatory entity has its own financial requirements. FirstBank’s affairs are also subject to supervision and examination by the FHA, VA, FNMA, FHLMC, GNMA and HUD at all times to assure compliance with applicable regulations, policies and procedures. Mortgage origination activities are subject to, among other requirements, the Equal Credit Opportunity Act, Federal Truth-in-Lending Act, and the Real Estate Settlement Procedures Act and the regulations promulgated thereunder that, among other things, prohibit discrimination and require the disclosure of certain basic information to mortgagors concerning credit terms and settlement costs. FirstBank is licensed by the Commissioner under the Puerto Rico Mortgage Banking Law, and, as such, is subject to regulation by the Commissioner, with respect to, among other things, licensing requirements and the establishment of maximum origination fees on certain types of mortgage loan products.

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

We are operating under an agreement with our regulators.

      We are subject to supervision and regulation by the Federal Reserve Board. We are a bank holding company and a financial holding company under the Bank Holding Company Act of 1956, as amended.

      As a financial holding company, we are permitted to engage in a broader range of “financial” activities than those permitted to bank holding companies that are not financial holding companies.  At this time, as a result of, among other things, the Written Agreement we entered into with the Federal Reserve Bank of New York on June 4, 2010, under the BHC Act, we currently are not able to engage in new financial activities, and we may not be able to acquire shares or control of other companies.

      The Written Agreement, which is designed to enhance our ability to act as a source of strength to FirstBank, requires that we obtain prior Federal Reserve and/or New York FED (referred to jointly as the “Federal Reserve”) approval before declaring or paying dividends, receiving dividends from FirstBank, making payments on subordinated debt or trust-preferred securities, incurring, increasing or guaranteeing debt (whether such debt is incurred, increased or guaranteed, directly or indirectly, by us or any of our non-banking subsidiaries) or purchasing or redeeming any capital stock. The Written Agreement also required us to submit to the Federal Reserve a capital plan and requires that we submit progress reports, comply with certain notice provisions prior to appointing new directors or senior executive officers and comply with certain payment restrictions on severance payments and indemnification restrictions.

      We anticipate that we will need to continue to dedicate significant resources to our efforts to comply with the Written Agreement, which may increase operational costs or adversely affect the amount of time our management has to conduct our operations.

     If we fail to comply with the Written Agreement, we may become subject to additional regulatory enforcement action and other adverse regulatory actions that might have a material and adverse effect on our operations.

Our high level of non-performing loans may adversely affect our future results from operations.

 We continue to have a high level of non-performing loans as of December 31, 2015, although it decreased $127.6 million to $450.9 million as of December 31, 2015, or 22%, from $578.5 million as of December 31, 2014.  Our non-performing loans represent approximately 5% of our $9.3 billion loan portfolio as of December 31, 2015. In addition, we have a high level of total non-performing assets, although our non-performing assets decreased $106.8  million to $609.9  million as of December 31, 2015, or 14.9%, from $716.8 million as of December 31, 2014.  If we are unable to effectively maintain the quality of our loan portfolio, our financial condition and results of operations may be materially and adversely affected.

Certain funding sources may not be available to us and our funding sources may prove insufficient and/or costly to replace.

 FirstBank relies primarily on customer deposits, the issuance of brokered CDs, and advances from the Federal Home Loan Bank to maintain its lending activities and to replace certain maturing liabilities. As of December 31, 2015, we had $2.1 billion in brokered CDs outstanding, representing approximately 22.5% of our total deposits, and a reduction of $789.6 million from the year ended December 31, 2014. Approximately $1.3 billion in brokered CDs mature over the next twelve months, and the average term to maturity of the retail brokered CDs outstanding as of December 31, 2015 was approximately 1.1 years. None of these CDs are callable at the Corporation’s option.

Although FirstBank has historically been able to replace maturing deposits and advances, we may not be able to replace these funds in the future if our financial condition or general market conditions change. The use of brokered deposits has been particularly important for the funding of our operations. If we are unable to issue brokered deposits, or are unable to maintain access to other funding sources, our results of operations and liquidity would be adversely affected.

Alternate sources of funding may carry higher costs than sources currently utilized. If we are required to rely more heavily on more expensive funding sources, profitability would be adversely affected. We may determine to seek debt financing in the future to achieve our long-term business objectives. Any future debt financing by the Corporation requires the prior approval of the Federal Reserve, and the Federal Reserve may not approve such financing. Additional borrowings, if sought, may not be available to us, or if available, may not be on acceptable terms. The availability of additional financing will depend on a variety of factors such as market conditions, the general availability of credit, our credit ratings and our credit capacity. In addition, the Bank may seek to sell loans as an additional source of liquidity. If additional financing sources are unavailable or are not available on acceptable terms, our profitability and future prospects could be adversely affected.

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

 The Banking Law of the Commonwealth of Puerto Rico requires that a minimum of 10% of FirstBank’s net income for the year be transferred to legal surplus until such surplus equals the total of paid-in-capital on common and preferred stock. Amounts transferred to the legal surplus account from the retained earnings account are not available for distribution to the stockholders without the prior consent of the Puerto Rico Commissioner of Financial Institutions. The Puerto Rico Banking Law provides that when the expenditures of a Puerto Rico commercial bank are greater than receipts, the excess of the expenditures over receipts shall be charged against the undistributed profits of the bank, and the balance, if any, shall be charged against the reserve fund, as a reduction thereof. If there is no reserve fund sufficient to cover such balance in whole or in part, the outstanding amount shall be charged against the capital account and the Bank cannot pay dividends until it can replenish the reserve fund to an amount of at least 20% of the original capital contributed. During the fourth quarter of 2015, $2.8 million was transferred to the legal surplus reserve. FirstBank’s legal surplus reserve amounted to $42.8 million as of December 31, 2015.

If we do not obtain Federal Reserve approval to pay interest, principal or other sums on subordinated debentures or trust-preferred securities, a default under certain obligations may occur.

The Written Agreement provides that we cannot declare or pay any dividends or make any distributions of interest, principal or other sums on subordinated debentures or trust-preferred securities without prior written approval of the Federal Reserve. With respect to our outstanding subordinated debentures, we have elected to defer the interest payments that were due in quarterly periods since March 2012. The aggregate amount of payments deferred and accrued approximates $28.7 million as of December 31, 2015.

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

 We have a commercial and construction loan portfolio held for investment in the amount of $4.1 billion as of December 31, 2015. Due to their nature, these loans entail a higher credit risk than consumer and residential mortgage loans, since they are larger in size, concentrate more risk in a single borrower and are generally more sensitive to economic downturns. Furthermore, given the slowdown in the real estate market, the properties securing these loans may be difficult to dispose of if they are foreclosed. As of December 31, 2015, we had $243.0 million in nonperforming commercial and construction loans held for investment. During 2015, the Corporation increased the reserve for loan losses by approximately $39 million related to commercial loans extended to or guaranteed by the Puerto Rico Government (excluding municipalities) and recorded other-than-temporary impairment charges of $15.9 million on Puerto Rico Government debt securities as a result of the Puerto Rico Government’s fiscal situation. See “Risks Relating to the Business Environment and Our Industry – The Corporation’s credit quality has been and in the future may be adversely affected by Puerto Rico’s current economic condition.” We may incur additional credit losses over the near term, either because of continued deterioration of the quality of the loans or because of sales of such loans, which would likely accelerate the recognition of losses. Any such losses would adversely impact our overall financial performance and results of operations.

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

      Any such increases in our provision for loan and lease losses or any loan losses in excess of our provision for loan and lease losses would have an adverse effect on our future financial condition and results of operations. Given the difficulties facing some of our largest borrowers, these borrowers may fail to continue to repay their loans on a timely basis or we may not be able to assess accurately any risk of loss from the loans to these borrowers. Also, additional economic weakness, which has resulted in downgrades of Puerto Rico’s general obligation debt to non-investment grade, among other consequences, could require additional increases in reserves.

Changes in collateral values of properties located in stagnant or distressed economies may require increased reserves.

 Further deterioration of the value of real estate collateral securing our construction, commercial and residential mortgage loan portfolios would result in increased credit losses.  As of December 31, 2015, approximately 2%, 17% and 36% of our loan portfolio consisted of construction, commercial mortgage and residential real estate loans, respectively.

 A substantial part of our loan portfolio is located within the boundaries of the U.S. economy. Whether the collateral is located in Puerto Rico, the USVI, the BVI, or the U.S. mainland, the performance of our loan portfolio and the collateral value backing the transactions are dependent upon the performance of and conditions within each specific real estate market.  Puerto Rico has been in an economic recession since 2006. Sustained weak economic conditions that have affected Puerto Rico over the last several years have resulted in declines in collateral values.

 Construction and commercial loans, mostly secured by commercial and residential real estate properties, entail a higher credit risk than consumer and residential mortgage loans since they are larger in size, may have less collateral coverage, concentrate more risk in a single borrower and are generally more sensitive to economic downturns. As of December 31, 2015, commercial mortgage and construction real estate loans amounted to $1.7 billion or 18% of the total loan portfolio.

We measure the impairment of a loan based on the fair value of the collateral, if collateral dependent, which is generally obtained from appraisals. Updated appraisals are obtained when we determine that loans are impaired and are updated annually thereafter. In addition, appraisals are also obtained for certain residential mortgage loans on a spot basis based on specific characteristics such as delinquency levels, age of the appraisal and loan-to-value ratios. The appraised value of the collateral may decrease or we may not be able to recover collateral at its appraised value. A significant decline in collateral valuations for collateral dependent loans may require increases in our specific provision for loan losses and an increase in the general valuation allowance. Any such increase would have an adverse effect on our future financial condition and results of operations.   During the year ended December 31, 2015, net charge-offs on construction, commercial mortgage and residential mortgage loan portfolios totaled $2.4 million, $49.6 million and $18.1 million, respectively.

The acquisition of certain assets and deposits of Doral Bank through an alliance with another financial institution could magnify certain of the Corporation’s risks and could present new risks.

      On February 27, 2015, the Corporation, through an alliance with another local financial institution that was the successful lead bidder with the FDIC on the failed Doral Bank, acquired certain assets and deposits of Doral Bank. The transaction magnifies certain of the risks the Corporation already faces that are described in these “Risk Factors” and presents new risks, including the following:

•         risks associated with weak economic conditions in the economy and in the real estate market in Puerto Rico, which adversely affect real estate prices, the job market, consumer confidence and spending habits, which may affect, among other things, the continued status of the loans acquired as performing loans, charge-offs and provision expense;

•         changes in interest rates and market liquidity, which may reduce interest margins;

•         changes in market rates and prices that may adversely impact the value of financial assets and liabilities; and

•         failure to realize the anticipated acquisition benefits in the amounts and within the time frames expected.

Interest rate shifts may reduce net interest income.

Shifts in short-term interest rates may reduce net interest income, which is the principal component of our earnings. Net interest income is the difference between the amounts received by us on our interest-earning assets and the interest paid by us on our interest-

bearing liabilities. Differences in the re-pricing structure of our assets and liabilities may result in changes in our profits when interest rates change.

Increases in interest rates may reduce the value of holdings of securities.

Fixed-rate securities acquired by us are generally subject to decreases in market value when interest rates rise, which may require recognition of a loss (e.g., the identification of an other-than-temporary impairment on our available-for-sale investment portfolio), thereby adversely affecting our results of operations. Market-related reductions in value also influence our ability to finance these securities. Furthermore, increases in interest rates may result in an extension of the expected average life of certain fixed-income securities, such as fixed-rate pass-through mortgage-backed securities. Such an extension could exacerbate the drop in market value related to shifts in interest rates.

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

Basis risk is the risk of adverse consequences resulting from unequal changes in the difference, also referred to as the “spread” or basis, between the rates for two or more different instruments with the same maturity and occurs when market rates for different financial instruments or the indices used to price assets and liabilities change at different times or by different amounts. For example, the interest expense for liability instruments such as brokered CDs might not change by the same amount as interest income received from loans or investments. To the extent that the interest rates on loans and borrowings change at different rates and by different amounts, the margin between our LIBOR-based assets and the higher cost of the brokered CDs might be compressed and adversely affect net interest income.

If all or a significant portion of the unrealized losses in our investment securities portfolio on our consolidated balance sheet is determined to be other-than-temporarily impaired, we would recognize a material charge to our earnings and our capital ratios would be adversely affected.

     For the years ended December 31, 2013, 2014, and 2015, we recognized a total of $0.2 million, $0.4 million and $16.5 million, respectively, in other-than-temporary impairments. The 2015 impairments were primarily related to Puerto Rico Government debt securities held by the Corporation, which may continue to be adversely affected by the Puerto Rico Government financial difficulties. See “Risks Relating to the Business Environment and Our Industry – The Corporation’s credit quality has been and in the future may be adversely affected by Puerto Rico’s current economic condition.”  To the extent that any portion of the unrealized losses in our investment securities portfolio of $43.9 million as of December 31, 2015 is determined to be other-than-temporary and, in the case of debt securities, the loss is related to credit factors, we would recognize a charge to earnings in the quarter during which such determination is made and capital ratios could be adversely affected. Even if we do not determine that the unrealized losses associated with this portfolio require an impairment charge, increases in these unrealized losses adversely affect our tangible common equity ratio, which may adversely affect credit rating agency and investor sentiment towards us. Any negative perception also may adversely affect our ability to access the capital markets or might increase our cost of capital. Valuation and other-than-temporary impairment determinations will continue to be affected by external market factors including default rates, severity rates and macro-economic factors.

Downgrades in our credit ratings could further increase the cost of borrowing funds.

The Corporation’s ability to access new non-deposit sources of funding, even if approved by the Federal Reserve, could be adversely affected by downgrades in our credit ratings. The Corporation’s liquidity is to a certain extent contingent upon its ability to obtain external sources of funding to finance its operations. The Corporation’s current credit ratings and any downgrades in such credit ratings can hinder the Corporation’s access to new forms of external funding and/or cause external funding to be more expensive, which could in turn adversely affect results of operations. Also, changes in credit ratings may further affect the fair value of unsecured derivatives that consider the Corporation’s own credit risk as part of the valuation.

Defective and repurchased loans may harm our business and financial condition.

In connection with the sale and securitization of loans, we are required to make a variety of customary representations and warranties relating to the loans sold or securitized. Our obligations with respect to these representations and warranties are generally outstanding for the life of the loan, and relate to, among other things:

•         compliance with laws and regulations;

•         underwriting standards;

•         the accuracy of information in the loan documents and loan files; and

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

First BanCorp. is under continuous threat of cyber-attacks especially as we continue to expand customer services via the internet and other remote service channels. Three of the most significant cyber-attack risks that we face are e-fraud, denial-of-service and computer intrusion that might result in loss of sensitive customer data. Loss from e-fraud occurs when cybercriminals breach and extract funds from customer bank accounts. Denial-of-service disrupts services available to our customers through our on-line banking system. Computer intrusion attempts might result in the breach of sensitive customer data, such as account numbers and social security numbers, and any cyber-attacks could present significant reputational, legal and/or regulatory costs to the Corporation if successful. Our risk and exposure to these matters remains heightened because of the evolving nature and complexity of the threats from organized cybercriminals and hackers, and our plans to continue to provide electronic banking services to our customers.

If personal, non-public, confidential or proprietary information of our customers in our possession were to be mishandled or misused, we could suffer significant regulatory consequences, reputational damage and financial loss. Such mishandling or misuse could include, for example, the erroneous provision of information to parties who are not permitted to have the information, either by fault of our systems, employees, or counterparties, or the interception or other inappropriate use of such information by third parties.

We rely on other companies to perform key aspects of our business infrastructure.

    Third parties perform key aspects of our business operations such as data processing, information security, recording and monitoring transactions, online banking interfaces and services, internet connections and network access. While we believe that we have selected these third party vendors carefully, we do not control their actions. Any problems caused by these third parties, including those resulting from disruptions in communication services provided by a vendor, failure of a vendor to handle current or higher volumes, failure of a vendor to provide services for any reason or poor performance of services, or failure of a vendor to notify us of a reportable event, could adversely affect our ability to deliver products and services to our customers and otherwise conduct our business. Financial or operational difficulties of a third party vendor could also hurt our operations if those difficulties interfere with the vendor’s ability to serve us. Replacing these third party vendors could also create significant delay and expense. Accordingly, use of such third parties creates an inherent risk to our business operations.

Hurricanes and other weather-related events could cause a disruption in our operations or other consequences that could have an adverse impact on our results of operations.

Our operations are located in regions susceptible to hurricanes. Such weather events can cause disruption to our operations and could have a material adverse effect on our overall results of operations. We maintain hurricane insurance, including coverage for lost profits and extra expense; however, there is no insurance against the disruption to the markets that we serve that a catastrophic hurricane could produce. Further, a hurricane in any of our market areas could adversely impact the ability of borrowers to timely repay their loans and may adversely impact the value of any collateral held by us. The severity and impact of future hurricanes and other weather-related events are difficult to predict and may be exacerbated by global climate change. The effects of future hurricanes and other weather-related events could have an adverse effect on our business, financial condition or results of operations.

Competition for our executives and other key employees is intense, and we may not be able to attract and retain the highly skilled people we need to support our business.

Our success depends, in large part, on our ability to attract and retain key people. Competition for the best people in most activities in which we engage can be intense, and we may not be able to hire people or retain them, particularly in light of uncertainty concerning compensation restrictions applicable to banks but not applicable to other financial services firms. The unexpected loss of services of one or more of our key personnel could adversely affect our business because of the loss of their skills, knowledge of our markets and years of industry experience and, in some cases, because of the difficulty of promptly finding qualified replacement employees. Similarly, the loss of our executives or other key employees, either individually or as a group, could result in a loss of customer confidence in our ability to execute banking transactions on their behalf.

Further increases in the FDIC deposit insurance premium or in FDIC required reserves may have a significant financial impact on us.

The FDIC insures deposits at FDIC-insured depository institutions up to certain limits. The FDIC charges insured depository institutions premiums to maintain the Deposit Insurance Fund (the “DIF”).  In the event of a bank failure, the FDIC takes control of a failed bank and, if necessary, pays all insured deposits up to the statutory deposit insurance limits using the resources of the DIF. The FDIC is required by law to maintain adequate funding of the DIF, and the FDIC may increase premium assessments to maintain such funding.

The Dodd-Frank Act requires the FDIC to increase the DIF’s reserves against future losses, which will require institutions with assets greater than $10 billion, such as FirstBank, to bear an increased responsibility for funding the prescribed reserve to support the DIF. Since then, the FDIC addressed plans to bolster the DIF by increasing the required reserve ratio for the industry to 1.35 percent (ratio of reserves to insured deposits) by September 30, 2020, as required by the Dodd-Frank Act. The FDIC has also adopted a final rule raising its industry target ratio of reserves to insured deposits to 2 percent, 65 basis points above the statutory minimum, but the FDIC does not project that goal to be met for several years.

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

The FDIC has proposed a rule to increase the DIF of the statutorily required minimum level of 1.35 percent. Among other things, the proposed rule would impose on banks with at least $10 billion in assets (which would include the Bank) a surcharge of 4.5 cents per $100 of their assessment base, after making certain adjustments. The FDIC has stated that it expects the reserve ratio probably would reach 1.35 percent after approximately two years of payments of the proposed surcharges.

The FDIC may further increase FirstBank’s premiums or impose additional assessments or prepayment requirements in the future. The Dodd-Frank Act has removed the statutory cap for the reserve ratio, leaving the FDIC free to set this cap going forward.

Our businesses may be adversely affected by litigation.

From time to time, our customers, or the government on their behalf, may make claims and take legal action relating to our performance of fiduciary or contractual responsibilities. We may also face employment lawsuits or other legal claims. In any such claims or actions, demands for substantial monetary damages may be asserted against us resulting in financial liability or an adverse effect on our reputation among investors or on customer demand for our products and services. We may be unable to accurately estimate our exposure to litigation risk when we record balance sheet reserves for probable loss contingencies. As a result, reserves we establish to cover any settlements or judgments may not be sufficient to cover our actual financial exposure, which has occurred in the past and may again occur, resulting in a material adverse impact on our consolidated results of operations or financial condition.

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

The resolution of legal actions or regulatory matters, if unfavorable, has had and could in the future have a material adverse effect on our consolidated results of operations for the quarter in which such actions or matters are resolved or a reserve is established.

Our businesses may be negatively affected by adverse publicity or other reputational harm.

Our relationships with many of our customers are predicated upon our reputation as a fiduciary and a service provider that adheres to the highest standards of ethics, service quality and regulatory compliance. Adverse publicity, regulatory actions, like the Written Agreement, litigation, operational failures, the failure to meet customer expectations and other issues with respect to one or more of our businesses could materially and adversely affect our reputation, or our ability to attract and retain customers or obtain sources of funding for the same or other businesses. Preserving and enhancing our reputation also depends on maintaining systems and procedures that address known risks and regulatory requirements, as well as our ability to identify and mitigate additional risks that arise due to changes in our businesses, the market places in which we operate, the regulatory environment and customer expectations. If we fail to promptly address matters that bear on our reputation, our reputation may be materially adversely affected and our business will suffer.

Changes in accounting standards issued by the Financial Accounting Standards Board may adversely affect our financial statements.

Our financial statements are subject to the application of U.S. Generally Accepted Accounting Principles (“GAAP”), which are periodically revised and expanded. Accordingly, from time to time, we are required to adopt new or revised accounting standards issued by the Financial Accounting Standards Board. Market conditions have prompted accounting standard setters to promulgate new requirements that further interpret or seek to revise accounting pronouncements related to financial instruments, structures or transactions as well as to revise standards to expand disclosures. The impact of accounting pronouncements that have been issued but not yet implemented is disclosed in footnotes to our financial statements, which are incorporated herein by reference. An assessment of proposed standards is not provided as such proposals are subject to change through the exposure process and, therefore, the effects on our financial statements cannot be meaningfully assessed. It is possible that future accounting standards that we are required to adopt could change the current accounting treatment that we apply to our consolidated financial statements and that such changes could have a material adverse effect on our balance sheet and results of operations.

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

The goodwill impairment evaluation process requires us to make estimates and assumptions with regards to the fair value of our reporting units. Actual values may differ significantly from these estimates. Such differences could result in future impairment of goodwill that would, in turn, negatively impact our results of operations and the reporting unit where the goodwill is recorded. We conducted our most recent evaluation of goodwill during the fourth quarter of 2015.

The Step 1 evaluation of goodwill allocated to the Florida reporting unit under valuation approaches (market and discounted cash flow analyses) indicated that the fair value of the unit was above the carrying amount of its equity book value as of the valuation date (October 1), which meant that Step 2 was not undertaken. Goodwill with a carrying value of $28.1 million was not impaired as of December 31, 2015 or 2014, nor was any goodwill written off due to impairment during 2015, 2014, and 2013. If we are required to record a charge to earnings in our consolidated financial statements because an impairment of the goodwill or amortizable intangible assets is determined, our results of operations could be adversely affected.

Recognition of deferred tax assets is dependent upon the generation of future taxable income by the Bank.

As of December 31, 2015, the Corporation had a deferred tax asset of $311.3 million (net of a valuation allowance of $201.7 million), including $182.1 million associated with FirstBank’s Net Operating Losses. Under Puerto Rico law, the Corporation and its subsidiaries, including FirstBank, are treated as separate taxable entities and are not entitled to file consolidated tax returns.  To obtain the full benefit of the applicable deferred tax asset attributable to NOLs, FirstBank must have sufficient taxable income within the applicable carry forward period (7 years for taxable years beginning before January 1, 2005, 12 years for taxable years beginning after December 31, 2004 and before January 1, 2013, and 10 years for taxable years beginning after December 31, 2012). The Bank incurred all of its NOLs on or after 2009. Accounting for income taxes requires that companies assess whether a valuation allowance should be recorded against their deferred tax asset based on an assessment of the amount of the deferred tax asset that is more likely than not to be realized.

The Corporation concluded that, as of December 31, 2015, it is more likely than not that FirstBank will generate sufficient taxable income within the applicable NOL carry-forward periods to realize a significant portion of its deferred tax assets.  The Corporation recorded a partial reversal of its valuation allowance in the amount of $302.9 million in the fourth quarter of 2014. The Corporation’s valuation allowance as of December 31, 2015 amounted to $201.7 million.  Due to significant estimates utilized in determining the valuation allowance and the potential for changes in facts and circumstances, it is reasonably possible that, in the future, the Corporation will not be able to reverse the remaining valuation allowance or that the Corporation will need to increase its current deferred tax asset valuation allowance.

The Corporation’s judgments regarding tax accounting policies and the resolution of tax disputes may impact the Corporation’s earnings and cash flow.

Significant judgment is required in determining the Corporation’s effective tax rate and in evaluating its tax positions. The Corporation provides for uncertain tax positions when such tax positions do not meet the recognition thresholds or measurement criteria prescribed by applicable GAAP.

Fluctuations in federal, state, local and foreign taxes or a change to uncertain tax positions, including related interest and penalties, may impact the Corporation’s effective tax rate. When particular tax matters arise, a number of years may elapse before such matters are audited and finally resolved. In addition, tax positions may be challenged by the United States Internal Revenue Service (“IRS”) and the tax authorities in the jurisdictions in which we operate and we may estimate and provide for potential liabilities that may arise out of tax audits to the extent that uncertain tax positions fail to meet the recognition standard under applicable GAAP. Unfavorable resolution of any tax matter could increase the effective tax rate and could result in a material increase in our tax expense. Resolution of a tax issue may require the use of cash in the year of resolution. Tax year 2012 is currently under examination by the IRS. If any issues addressed in this examination are resolved in a manner not consistent with the Corporation’s expectations, the Corporation could be required to adjust its provision for income taxes in the period in which such resolution occurs.

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

The Corporation’s credit quality has been and in the future may be adversely affected by Puerto Rico’s current economic condition.

     A significant portion of our financial activities and credit exposure is concentrated in the Commonwealth of Puerto Rico, which has been in an economic recession since 2006.  Based on the most recent information available, the main economic indicators suggest that the Puerto Rico economy remains weak.  For fiscal years 2015 and 2016, the Puerto Rico Planning Board projects a continued economic contraction in the Commonwealth’s real gross national product (“GNP”) of 0.9% and 1.2%, respectively, while the Government Development Bank for

Puerto Rico economic activity index (“GDB-EAI”) in December 2015 decreased 0.5% on a year-over-year basis.  The GDB-EAI is a coincident index of economic activity for Puerto Rico made up of four indicators (payroll employment, electric power generation, cement sales and gasoline consumption).  The seasonally adjusted unemployment rate in Puerto Rico was 12.2% in December 2015, which is higher than in any U.S. state.  Puerto Rico lost over 60 thousand residents in 2014, a 30% increase from 2013, and the largest out-migration in at least 10 years, according to U.S. census data.

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

The Working Group was created to consider necessary measures, including the measures recommended in the Krueger Report, to address the fiscal crisis of the Commonwealth and is responsible for the development of the Puerto Rico Fiscal and Economic Growth Plan (the “Plan”). The Plan, released in September 2015 and updated in January 2016, reviews the historical measures taken to increase taxes and reduce expenses, analyzes the current liquidity and fiscal position of Puerto Rico, recommends certain fiscal and economic reform and growth measures, including critical measures that require action by the U.S. Government, proposes to create a financial control board and new budgetary regulations, and identifies significant projected financing gaps (even assuming the implementation of the recommended fiscal reform and economic growth measures) absent significant debt relief.  The updated Plan shows that General Fund revenues have decreased from a previous estimate of $9.46 billion for fiscal year 2016 to $9.21 billion; the estimated five-year projected financing gaps increase from approximately $14 billion to $16.1 billion, even with the inclusion of economic growth and the implementation of all the proposed measures in the Plan; and the ten- years projections estimate a $23.9 billion aggregate financing gap.

The Commonwealth has adopted measures intended to raise additional revenue, including the increase in the sales and use tax (“SUT”) and a value added tax (“VAT”) to replace the central government’s portion of the SUT, subject to certain conditions. It is uncertain how these measures will impact the consumer and commercial sector.

In August and December 2015 as well as in January 2016, the Puerto Rico Government met its scheduled debt payments for bonds that have constitutional guarantees such as the general obligation bonds and GDB bonds. In order to meet the January 2016 payment, the Puerto Rico Government implemented “clawback” measures to redirect revenues assigned to certain government agencies for the payment of the general obligation debt.  Nevertheless, the Puerto Rico Government defaulted in August 2015 and January 2016 on the payment of bonds of certain agencies, specifically bonds of the Public Finance Corporation and the Infrastructure Finance Authority. Government officials disclosed that due to the lack of appropriated funds by the Legislature of Puerto Rico, as part of the current fiscal year 2016 budget, the debt service payment on these public corporations bonds were not made. These bonds are payable solely from budgetary appropriations pursuant to legislation adopted by the Legislature of Puerto Rico. The Legislature of Puerto Rico is not legally bound to appropriate funds for such payments.

Other measures adopted to deal with the Commonwealth’s deteriorating liquidity position include the deferral of tax refunds and the stretching of payments to suppliers.

In February 2016, the Working Group released details of a comprehensive voluntary exchange proposal presented to advisors to the Commonwealth’s creditors. In addition, the Commonwealth is instituting a fiscal control board to provide necessary oversight and ensure that the Commonwealth complies with the Plan and the terms of the exchange offer. Ultimate outcomes from the proposed exchange are uncertain at this time, and may vary considerably from the initial proposal, particularly due to factors that are difficult to predict, such as U.S. federal actions to intervene in this matter and bondholders willingness to accept the proposed exchange levels.

The U.S. House of Representatives Speaker, Paul Ryan, has asked legislators to craft a proposal to address the Puerto Rico debt situation by March 31, 2016, which may include a federal control board that would manage its budgets and borrowings.

As of December 31, 2015, the Corporation had $316.0 million of credit facilities, excluding investment securities, extended to the Puerto Rico Government, its municipalities and public corporations, of which $314.6 million was outstanding (book value of $311.0 million), compared to $308.0 million as of December 31, 2014. Approximately $199.5 million of the granted credit facilities outstanding consisted of loans to municipalities in Puerto Rico whose revenues are independent of the central government. The good faith, credit and unlimited taxing power of the applicable municipality have been pledged to their repayment.  In addition to municipalities, loans extended to the Puerto Rico Government include $18.9 million of loans to units of the Puerto Rico central government, and approximately $96.3 million ($92.6 million book value) of loans to public corporations, including a direct exposure to PREPA with a book value of $71.1 million as of December 31, 2015. The PREPA credit facility was placed in non-accrual status in the first quarter of 2015 and interest payments are now recorded on a cost-recovery basis.

Furthermore, as of December 31, 2015, the Corporation had $129.4 million outstanding in financings to the hotel industry in Puerto Rico where the borrower and the operations of the underlying collateral are the primary sources of repayment and the Puerto Rico

Tourism Development Fund provides a secondary guarantee for payment performance, compared to $133.3 million as of December 31, 2014. The TDF is a subsidiary of the GDB that facilitates private-sector financings to Puerto Rico’s hotel industry. As a result of liquidity risk and uncertainty regarding the Puerto Rico government fiscal situation, the Corporation adversely classified this $129.4 million exposure during the third quarter of 2015. Since late 2012, the Corporation has received combined payments from the borrowers and TDF as guarantor sufficient to cover contractual payments on these loans, including collections of principal and interest from TDF of approximately $5.3 million in 2015 and $6.1 million in 2014. These loans were current and remained in accrual status as of December 31, 2015.

On March 1, 2016, the Working Group in an updated public presentation indicated that the Commonwealth expects to have insufficient liquidity to make upcoming debt service payments and that a substantial restructuring of the Commonwealth’s existing debt is required to allow the Commonwealth to bring its fiscal accounts into balance, to give it time and the financial flexibility to implement structural reforms and growth initiatives so as to stimulate the Puerto Rican economy and thereby to make the restructured debt sustainable in the long term. We continue to monitor the Puerto Rico government fiscal and economic situation and its potential impact on the Corporation's financial condition, including its potential impact on our TDF-guaranteed exposure.  Although TDF has continued to cover its contractually required payments as guarantor during the first quarter of 2016, we are currently assessing, together with our regulators, whether recent developments related to the Puerto Rico government fiscal situation introduce additional uncertainty regarding TDF's ability to honor its guarantee, which could require that some or all of our TDF-guaranteed exposure be placed in nonaccrual status.  If we determine to treat some or all of such loans as nonaccrual, then the Corporation’s asset quality metrics and capital ratios could be adversely impacted, we could be required to prospectively apply principal and interest payments received to the outstanding principal of the loans, and the affected loans would need to be individually evaluated for impairment with specific reserves allocated as deemed necessary.  In the event these loans are individually evaluated for impairment, based on present appraised values and assumptions as to recovery rates on Puerto Rico government obligations, the required specific reserves are not expected to deviate materially from the general reserves associated with these loans as of December 31, 2015.  There can be no assurance that we would not be required to take additional reserves in future periods, which could impact our financial statements and results of operations.

During 2015, the Corporation increased by approximately $35 million the general reserve related to commercial loans extended to or guaranteed by the Puerto Rico Government (excluding municipalities), including a $19.2 million charge to the provision recorded in the fourth quarter related to increased qualitative reserve factors applied to these loans in light of recent events surrounding the Puerto Rico Government’s fiscal situation.  In addition, during 2015, the specific reserve allocated to the PREPA credit facility was increased by approximately $4.3 million. As of December 31, 2015 the total reserve coverage ratio (general and specific reserves) related to commercial loans extended to or guaranteed by the Puerto Rico Government (excluding municipalities) was 19%.

In November 2015, PREPA entered into a restructuring support agreement with bondholders and bank creditors that provides a structured framework to implement certain economic agreements, including cuts to repayments of 15% for bondholders. The agreement also outlines other elements, including new governance standards, operational improvements, and a rate structure proposal and a capital plan.  Under the economic terms of the agreement, fuel line lenders will have the option to convert existing credit agreements into term loans with a fixed interest rate of 5.75% per annum, to be repaid over 6 years in accordance with an agreed upon schedule or exchange all or part of principal due under the existing credit agreements for new securitization bonds that will pay cash interest at a rate of 4.0% - 4.75% (depending on the credit rating) (“Option A Bonds”) or convertible capital appreciation securitization bonds that will accrete interest at a rate of 4.5% - 5.5% for the first five years and pay current interest in cash thereafter (“Option B bonds”). In February 2016, the Puerto Rico Government approved legislation to facilitate the implementation of the restructuring support agreement.

In addition, as of December 31, 2015, the Corporation held $49.7 million of obligations of the Puerto Rico Government as part of its available-for-sale investment securities portfolio (net of other-than-temporary credit impairment charges of $15.9 million) recorded on its books at a fair value of $28.2 million.  During 2015, the Corporation recorded $15.9 million in OTTI charges on three Puerto Rico Government debt securities, specifically bonds of the GDB and the Puerto Rico Buildings Authority. A $12.9 million impairment charge was booked in the second quarter and an additional $3.0 million impairment was recorded in the fourth quarter.  The credit-related impairment loss estimate is based on the probability of default and loss severity in the event of default in consideration of the latest available market-based evidence implied in current security valuations and information about the Puerto Rico Government’s financial conditions, including credit ratings and the aforementioned payment defaults and “clawback” measures implemented. Given the uncertainty of the debt restructuring process outcomes, the Corporation cannot be certain that future impairment charges will not be required against these securities.

The decline in Puerto Rico’s economy since 2006 has resulted in, among other things, a decline in our loan originations, an increase in the level of our non-performing assets, higher loan loss provisions and charge-offs, and an increase in the rate of foreclosure loss on mortgage loans, all of which adversely affected our profitability.  Any further potential deterioration of economic activity could result in further adverse effects on our profitability and credit quality.

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

The deterioration of economic conditions in the U.S. and disruptions in the financial markets could adversely affect our ability to access capital, our business, financial condition and results of operations and our ability to comply with the Written Agreement which could result in further regulatory enforcement actions.

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

     The financial crisis of 2008 resulted in government regulatory agencies and political bodies placing increased focus and scrutiny on the financial services industry. The U.S. government intervened on an unprecedented scale, responding by temporarily enhancing the liquidity support available to financial institutions, establishing a commercial paper funding facility, temporarily guaranteeing money market funds and certain types of debt issuances and increasing insurance on bank deposits.

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

In addition, legislative changes, particularly changes in tax laws, could adversely impact our results of operations.

Financial services legislation and regulatory reforms may have a significant impact on our business and results of operations and on our credit ratings.

    The Corporation faces increased regulation and regulatory scrutiny as a result of, among other things, its participation in the Troubled Assets Relief Program.  The U.S. Treasury acquired shares of Common Stock from the Corporation in October 2011 in exchange for shares of preferred stock that it owned because of the Corporation’s issuance of preferred stock to U.S. Treasury in January 2009 pursuant to the TARP.  In July 2010, the Corporation issued to U.S. Treasury a warrant, which amends, restates and replaces the original warrant that it issued to U.S. Treasury in January 2009 under the TARP. The Corporation’s participation in the TARP also imposes limitations on the payments it may make to its senior leaders.

    As discussed above, the Dodd-Frank Act significantly changed the regulation of financial institutions and the financial services industry. The Dodd-Frank Act includes, and the regulations developed and to be developed thereunder include or will include, provisions affecting large and small financial institutions alike. In addition, U.S. banking organizations, including the Corporation and FirstBank, are subject to new and more stringent regulatory capital requirements that generally increase the amounts of capital that we need to hold.

    As of December 31, 2015, the Corporation had $220 million in trust preferred securities that are now subject to the full phase-out from Tier 1 capital under the final regulatory capital rules discussed above.

    Although First BanCorp. and FirstBank were able to meet well-capitalized capital ratios upon implementation of the requirements, and we expect they will continue to exceed the minimum requirements for well capitalized status under the new capital rules, we may not remain well capitalized. Moreover, for as long as we are subject to the provisions of the Written Agreement, we cannot be considered to be well-capitalized.

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

New regulations implement the Dodd-Frank Act amendments to the Equal Credit Opportunity Act, the Truth in Lending Act, and the Real Estate Settlement Procedures Act. See “Regulation and Supervision – Consumer Financial Protection Bureau.”

Among other consequences of these numerous changes, the requirements relating to the evaluation of the borrower’s ability to repay the loan may result in reduced credit availability and higher borrowing costs to cover the costs of compliance.  The ability of borrowers to raise new defenses in foreclosure proceedings on defaulted mortgage loans also may lead to increased foreclosure costs, extend foreclosure timeliness, and increase the severity of loan losses.  Increased repurchase and indemnity requests with respect to mortgage loans sold into the secondary markets may also result.

These and other changes required by the Dodd-Frank Act have required substantial modifications to the entire mortgage lending and servicing industry. Their impact may involve changes to our operations and increased compliance costs in making single-family residential mortgage loans.  Additional rulemaking affecting the residential mortgage business may occur, which may cause us to incur additional increased regulatory and compliance costs.

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

    Under the Dodd-Frank Act stress tests, the Corporation’s first annual company-run stress testing was submitted to regulators in the first quarter of 2015. Public disclosure of the results for the severely adverse economic scenario was made during the second quarter of 2015 on the Corporation’s website.

    Future public disclosure of stress test results could result in reputational harm if the Corporation’s results are worse than those of its competitors or otherwise indicate that the Corporation’s risk profile is excessive or elevated.  Furthermore, given that the Corporation will be subject to multiple stress testing requirements that are administered at different levels by more than one federal banking agency, and compliance with such requirements will be complicated, if the Corporation fails to fully comply with these requirements, it may be subject to regulatory action.

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

RISKS RELATING TO AN INVESTMENT IN THE CORPORATION’S COMMON AND PREFERRED STOCK

Sales in the public market of the approximately 44% of our outstanding shares of Common Stock that are held by a small group of large stockholders could adversely affect the trading price of our Common Stock.

The following stockholders own an aggregate of approximately 44.4% of our outstanding shares of common stock:  funds affiliated with Thomas H. Lee Partners, L.P. (“THL”), which own approximately 19.46%, and funds managed by Oaktree Capital Management, L.P. (“Oaktree”), which own approximately 19.45%, and U.S. Treasury, which owns approximately 5.38%, including the shares of Common Stock issuable upon exercise of the Warrant. We have registered these securities for resale under the Securities Act of 1933 and are obligated to keep the prospectus, which is part of the resale registration statement filed with the SEC, current so that the securities can be sold in the public market at any time. The resale of the securities in the public market, or the perception that these sales might occur, could cause the market price of our Common Stock to decline.

Issuance of additional equity securities in the public markets and other capital management or business strategies that we may pursue could depress the market price of our Common Stock and could result in dilution of holders of our Common Stock, including purchasers of our Common Stock under the resale registration statement.

Generally, we are not restricted from issuing additional equity securities, including common stock.  We may choose to sell additional equity securities, or we could be required in the future to identify, consider and pursue additional capital management strategies to bolster our capital position. We may issue equity securities (including convertible securities, preferred securities, and options and warrants on our common or preferred stock securities) in the future for a number of reasons, including to finance our operations and business strategy, adjust our leverage ratio, address regulatory capital concerns, restructure currently outstanding debt or equity securities or satisfy our obligations upon the exercise of outstanding options or warrants. Future issuances of our equity securities, including common stock, in any transaction that we may pursue may dilute the interests of our existing holders of our common stock and preferred stock and cause the market price of our common stock to decline.

The Corporation has outstanding a warrant held by the U.S. Treasury to purchase 1,285,899 shares of common stock. If the warrant is exercised, the issuance of shares of Common Stock would reduce our income per share, and further reduce the book value per share and voting power of our current common stockholders.

Additionally, THL and Oaktree have anti-dilution rights, which they acquired when they purchased shares of our common stock in the October 2011 $525 million capital raise. These rights have been, and will be in the future, triggered, subject to certain exceptions, upon our issuance of additional shares of common stock. In such a case, THL and Oaktree had, and will have, the right to acquire the amount of shares of common stock that will enable them to maintain their percentage ownership interest in the Corporation.

The market price of our common stock may continue to be subject to significant fluctuations and volatility.

The stock markets have frequently experienced high levels of volatility since 2008. These market fluctuations have adversely affected, and may continue to adversely affect, the trading price of our common stock. In addition, the market price of our common stock has been subject to significant fluctuations and volatility because of factors specifically related to our businesses and may continue to fluctuate or decline.

Factors that could cause fluctuations, volatility or a decline in the market price of our common stock, many of which could be beyond our control, include the following:

•          uncertainties and developments related to the resolution of the Puerto Rico Government fiscal problems;

•         our ability to continue to comply with the Written Agreement;

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

•         a continuing recession in the Puerto Rico market and a lack of growth in our other principal markets in the USVI, BVI and U.S.;

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

In addition, the stock market in general, and the NYSE and the other trading markets for the securities of commercial banks and other financial services companies in particular, have experienced significant price and volume fluctuations that sometimes have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance or Puerto Rico’s economic environment. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted. A securities class action suit against us could result in substantial costs, potential liabilities and the diversion of management’s attention and resources.

Our suspension of dividends may have adversely affected and may further adversely affect our stock price and could result in the expansion of our Board of Directors.

  In consideration of the financial results reported for the second quarter ended June 30, 2009, we decided, as a matter of prudent fiscal management and following applicable Federal Reserve Board’s guidance, to suspend the payment of dividends. Furthermore, our Written Agreement with the Federal Reserve Board precludes us from declaring any dividends without the prior approval of the Federal Reserve. We cannot anticipate if and when the payment of dividends might be reinstated.

   This suspension may have adversely affected and may continue to adversely affect our stock price. Further, because dividends on our Series A through E Preferred Stock have not been paid since August 2009, the holders of the preferred stock have the right to appoint two additional members to our Board of Directors. Any member of the Board of Directors appointed by the holders of Series A through E Preferred Stock is required to vacate his or her office if the Corporation resumes the payment of dividends in full for twelve consecutive monthly dividend periods.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of March 1, 2016, First BanCorp owned the following three main offices located in Puerto Rico:

-          Headquarters – Located at First Federal Building, 1519 Ponce de León Avenue, Santurce, Puerto Rico, a 16-story office building. Approximately 60% of the building, an underground three level parking garage and an adjacent parking lot are owned by the Corporation.

-          Service Center – a building located on 1130 Muñoz Rivera Avenue, Hato Rey, Puerto Rico. These facilities accommodate branch operations, data processing and administrative and certain headquarter offices. The building houses 180,000 square feet of modern facilities, over 1,000 employees from operations, FirstMortgage and FirstBank Insurance Agency headquarters and the customer service department. In addition, it has parking for 750 vehicles and 9 training rooms, including classrooms for training tellers and a computer room for interactive trainings, as well as a spacious cafeteria for employees and customers

-          Consumer Lending Center – A three-story building with a three-level parking garage located at 876 Muñoz Rivera Avenue, Hato Rey, Puerto Rico. This facility is fully occupied by the Corporation.

The Corporation owns 21 branch and office premises and auto lots and leases 86 branch premises, loan and office centers and other facilities. In certain situations, financial services such as mortgage and, insurance businesses and commercial banking services are located in the same building.  All of these premises are located in Puerto Rico, Florida and the USVI and BVI. Management believes that the Corporation’s properties are well maintained and are suitable for the Corporation’s business as presently conducted.

 Item 3. Legal Proceedings

Reference is made to Note 30, “Regulatory Matters, Commitments and Contingencies,” included in the Notes to Consolidated Financial Statements in Item 8 of this Report, which is incorporated herein by reference.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Information about Market and Holders

The Corporation’s common stock is traded on the NYSE under the symbol FBP. On March 4, 2016, there were 435 holders of record of the Corporation’s common stock, not including beneficial owners whose shares are held in the name of brokers or other nominees. The last sales price for the common stock on that date was $2.88.

Since August 2009, the Corporation has suspended the payment of common and preferred stock dividends. The Corporation has no current plans to resume dividend payments on the common or preferred stock. The common stock ranks junior to all series of preferred stock as to dividend rights and as to rights on liquidation, dissolution or winding up of the Corporation.

The following table sets forth, for the periods indicated, the per share high and low closing sales prices for the Corporation’s common stock during such periods.

	High	Low	Last	Dividends per Share
Quarter Ended
2015:
Fourth Quarter Ended December 31, 2015	$4.49	$3.06	$3.25	$-
Third Quarter Ended September 30, 2015	4.89	3.15	3.56	-
Second Quarter Ended June 30, 2015	6.74	4.82	4.82	-
First Quarter Ended March 31, 2015	6.74	5.27	6.20	-

2014:
Fourth Quarter Ended December 31, 2014	$5.89	$4.56	$5.87	$-
Third Quarter Ended September 30, 2014	5.57	4.75	4.75	-
Second Quarter Ended June 30, 2014	5.66	4.87	5.44	-
First Quarter Ended March 31, 2014	6.04	4.42	5.44	-

On August 16, 2013, THL, Oaktree and the U.S. Treasury participated in a secondary offering of the Corporation’s common stock. The U.S. Treasury sold 12 million shares of common stock, THL sold 8 million shares of common stock, and Oaktree sold 8 million shares of common stock. Subsequently, on September 11, 2013, the underwriters in the secondary offering exercised their option to purchase an additional 2.9 million shares of common stock from the selling stockholders (1,261,356 shares from the U.S. Treasury, 840,903 shares from THL and 840,904 shares from Oaktree). The Corporation did not receive any proceeds from the offering.

During the fourth quarter of 2014, the U.S. Treasury sold approximately 4.4 million shares of First BanCorp.’s common stock through its first pre-defined written trading plan.  On March 9, 2015, the U.S. Treasury announced the sale of an additional 5 million shares of First BanCorp.’s common stock through its second pre-defined written trading plan.

As of March 4, 2016, each of THL and Oaktree owned 19.5% of the Corporation’s outstanding common stock and the U.S. Treasury owned 4.8%, excluding the 1.3 million common shares underlying the warrant owned by the Treasury, which is exercisable for $3.29 per share.

Effective April 1, 2013, the Board determined to increase the salary amounts paid to certain executive officers primarily by paying the increased salary amounts in the form of shares of the Corporation’s common stock, instead of cash. The Corporation issued 483,053 shares of common stock with a weighted average market value of $4.67 in 2015 as such additional salary amounts (2014 – 312,850 shares with a weighted average market value of $5.20). The Corporation withheld 149,463 shares from the common stock paid to the officers as additional compensation to cover employee payroll and income tax withholding liabilities in 2015 (2014 – 105,000 shares); these shares are held as treasury shares. The Corporation paid any fractional share of salary stock that the officer was entitled to in cash.

In 2015, the Corporation granted 1,013,495 shares of restricted stock to certain executive officers, other employees, and independent directors (2014 – 1,219,711 shares).  The Corporation withheld in 2015 72,918 shares of restricted stock that vested during 2015 (2014 – 68,870 shares) to cover employee payroll and income tax withholding liabilities; these shares are also held as treasury shares.

As of December 31, 2015 and December 31, 2014, the Corporation had 962,430 and 740,049 shares held as treasury stock, respectively.

The Corporation has 50,000,000 authorized shares of preferred stock. First BanCorp has five outstanding series of nonconvertible, noncumulative preferred stock: 7.125% noncumulative perpetual monthly income preferred stock, Series A (liquidation preference $25 per share); 8.35% noncumulative perpetual monthly income preferred stock, Series B (liquidation preference $25 per share); 7.40% noncumulative perpetual monthly income preferred stock, Series C (liquidation preference $25 per share); 7.25% noncumulative perpetual monthly income preferred stock, Series D (liquidation preference $25 per share,); and 7.00% noncumulative perpetual monthly income preferred stock, Series E (liquidation preference $25 per share) (collectively the “Series A through E Preferred Stock”). Effective January 17, 2012, the Corporation delisted all of its outstanding series of preferred stock from the NYSE. The Corporation has not arranged for listing on another national securities exchange or for quotation of the Series A through E Preferred Stock in a quotation medium.

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

2015 Exchange

During the second quarter of 2015, the Corporation exchanged trust-preferred securities with a liquidation value of $5.3 million for 852,831 shares of the Corporation’s common stock in reliance upon the exemption set forth in Section 3(a)(9) of the Securities Act.

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

Resident U.S. Citizens

A special tax of 15% will be imposed on any eligible dividends paid to individuals, special partnerships, trusts, and estates to be applied to all distributions unless the taxpayer specifically elects otherwise. Once this election is made it is irrevocable. However, the taxpayer can elect to include in gross income the eligible distributions received and take a credit for the amount of tax withheld. If the taxpayer does not make this election on the tax return, then he can exclude from gross income the distributions received and reported without claiming the credit for the tax withheld.

Nonresident U.S. Citizens

Nonresident U.S. citizens have the right to certain exemptions when a Withholding Tax Exemption Certificate (Form 2732) is properly completed and filed with the Corporation. The Corporation, as withholding agent, is authorized to withhold a tax of 15% only from the excess of the income paid over the applicable tax-exempt amount.

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

Securities authorized for issuance under equity compensation plans

The following table summarizes equity compensation plans approved by security holders and equity compensation plans that were not approved by security holders as of December 31, 2015:

			(c)
	(a)	(b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	Number of Securities to be Issued Upon Exercise of Outstanding Options, warrants and rights	Weighted Average Exercise Price of Outstanding Options, warrants and rights
Plan category
Equity compensation plans
approved by stockholders	69,848 (1)	$160.30	3,478,442 (2)
Equity compensation plans
not approved by stockholders	N/A	N/A	N/A
Total	69,848	$160.30	3,478,442

(1) Stock options granted under the 1997 stock option plan, which expired on January 21, 2007. All outstanding awards under the stock option plan continue in full force and effect, subject to their original terms and the shares of common stock underlying the options are subject to adjustments for stock splits, reorganization and other similar events.

(2) Securities available for future issuance under the First BanCorp. 2008 Omnibus Incentive Plan (the "Omnibus Plan"), which was initially approved by stockholders on April 29, 2008 and amended with stockholder approval on December 9, 2011 to increase the number of shares reserved for issuance under the Omnibus Plan. The Omnibus Plan provides for equity-based compensation incentives through the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, and other stock-based awards. As amended, this plan provides for the issuance of up to 8,169,807 shares of common stock, subject to adjustments for stock splits, reorganization and other similar events. As of December 31, 2015, 3,478,442 shares of Common Stock were available for future issuance under the Omnibus Plan.

Purchase of equity securities by the issuer and affiliated purchasers

The following table provides information relating to the Corporation's purchases of shares of its common stock in the three-month period ended December 31, 2015.

				Maximum
			Total Number of	Number of Shares
			Shares Purchased	That May Yet be
		Average	as Part of Publicly	Purchased Under
	Total number of	Price	Announced Plans	These Plans or
Period	shares purchased (1)	Paid	Or Programs	Programs
October, 2015	15,317	$3.80	-	-
November, 2015	14,189	4.10	-	-
December, 2015	11,226	3.22	-	-
Total	40,732	$3.75	-	-

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

The graph below compares the cumulative total stockholder return of First BanCorp. during the measurement period with the cumulative total return, assuming reinvestment of dividends, of the S&P 500 Index and the S&P Supercom Banks Index (the “Peer Group”). The Performance Graph assumes that $100 was invested on December 31, 2010 in each of First BanCorp. common stock, the S&P 500 Index and the Peer Group. The comparisons in this table are set forth in response to SEC disclosure requirements, and are therefore not intended to forecast or be indicative of future performance of First BanCorp.’s common stock.

     The cumulative total stockholder return was obtained by dividing (i) the cumulative amount of dividends per share, assuming dividend reinvestment since the measurement point, December 31, 2010 plus (ii) the change in the per share price since the measurement date, by the share price at the measurement date.

Item 6. Selected Financial Data

   The following table sets forth certain selected consolidated financial data for each of the five years in the period ended December 31, 2015. This information should be read in conjunction with the audited consolidated financial statements and the related notes thereto.

SELECTED FINANCIAL DATA
	Year Ended December 31,
(In thousands, except for per share and financial ratios)	2015	2014	2013	2012	2011
Condensed Income Statements:
Total interest income	$605,569	$633,949	$645,788	$637,777	$659,615
Total interest expense	103,303	115,876	130,843	176,072	266,103
Net interest income	502,266	518,073	514,945	461,705	393,512
Provision for loan and lease losses	172,045	109,530	243,751	120,499	236,349
Non-interest income (loss)	81,325	61,348	(15,489)	49,391	107,981
Non-interest expenses	383,830	378,253	415,028	354,883	338,054
Income (loss) before income taxes	27,716	91,638	(159,323)	35,714	(72,910)
Income tax (expense) benefit	(6,419)	300,649	(5,164)	(5,932)	(9,322)
Net income (loss)	21,297	392,287	(164,487)	29,782	(82,232)
Net income (loss) attributable to common
stockholders - basic	21,297	393,946	(164,487)	29,782	173,226
Net income (loss) attributable to common
stockholders - diluted	21,297	393,946	(164,487)	29,782	195,763
Per Common Share Results:
Net earnings (loss) per common share -
basic	$0.10	$1.89	$(0.80)	$0.15	$2.69
Net earnings (loss) per common share -
diluted	$0.10	$1.87	$(0.80)	$0.14	$2.18
Cash dividends declared	-	-	-	-	-
Average shares outstanding	211,457	208,752	205,542	205,366	64,466
Average shares outstanding diluted	212,971	210,540	205,542	205,828	89,658
Book value per common share	$7.71	$7.68	$5.57	$6.89	$6.73
Tangible book value per common share (1)	$7.47	$7.45	$5.30	$6.60	$6.54
Balance Sheet Data:
Total loans, including loans held for sale	$9,309,734	$9,339,392	$9,712,139	$10,139,508	$10,575,214
Allowance for loan and lease losses	240,710	222,395	285,858	435,414	493,917
Money market and investment securities	2,138,037	2,008,380	2,208,342	1,986,669	2,200,888
Intangible assets	50,583	49,907	54,866	60,944	39,787
Deferred tax asset, net	311,263	313,045	7,644	4,867	5,442
Total assets	12,573,019	12,727,835	12,656,925	13,099,741	13,127,275
Deposits	9,338,124	9,483,945	9,879,924	9,864,546	9,907,754
Borrowings	1,381,492	1,456,959	1,431,959	1,640,399	1,622,741
Total preferred equity	36,104	36,104	63,047	63,047	63,047
Total common equity	1,685,779	1,653,990	1,231,547	1,393,546	1,361,899
Accumulated other comprehensive (loss) income,
net of tax	(27,749)	(18,351)	(78,736)	28,430	19,198
Total equity	1,694,134	1,671,743	1,215,858	1,485,023	1,444,144

	Year Ended December 31,
	2015		2014		2013		2012		2011
Selected Financial Ratios (In Percent):
Profitability:
Return on Average Assets	0.17		3.10		(1.28)		0.23		(0.57)
Return on Average Total Equity	1.26		30.25		(12.39)		2.04		(7.31)
Return on Average Common Equity	1.29		31.38		(13.01)		2.14		(13.38)
Average Total Equity to Average Total Assets	13.23		10.25		10.36		11.24		7.83
Interest Rate Spread (2)	4.09		4.16		4.01		3.41		2.59
Interest Rate Margin (2)	4.30		4.34		4.21		3.68		2.86
Tangible common equity ratio (1)	12.84		12.51		8.71		10.44		10.25
Dividend payout ratio	-		-		-		-		-
Efficiency ratio (3)	65.77		65.28		83.10		69.44		67.41
Asset Quality:
Allowance for loan and lease losses to loans held
for investment	2.60		2.40		2.97		4.33		4.68
Net charge-offs to average loans (4)	1.65		1.81		4.01		1.74		2.68
Provision for loan and lease losses to net
charge-offs	1.12	x	0.63	x	0.69	x	0.67	x	0.80	x
Non-performing assets to total assets (4)	4.85		5.63		5.73		9.45		10.19
Non-performing loans held for investment to total
loans held for investment (4)	4.77		5.66		5.14		9.70		10.78
Allowance to total non-performing loans held
for investment	54.36		42.45		57.69		44.63		43.39
Allowance to total non-performing loans held for
investment, excluding residential real estate loans	87.92		64.80		85.56		65.78		61.73
Other Information:
Common stock price: End of period	$3.25		$5.87		$6.19		$4.58		$3.49
___________
(1) Non-GAAP financial measures. Refer to "Capital" below for additional information about the components and a reconciliation of these measures.
(2) On a tax-equivalent basis and excluding the changes in fair value of derivative instruments (see "Net Interest Income" below for a reconciliation of these non-GAAP financial measures).
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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A)

 The following Management’s Discussion and Analysis of Financial Condition and Results of Operations relates to the accompanying consolidated audited financial statements of First BanCorp. and should be read in conjunction with such financial statements and the notes thereto. It presents various non-GAAP financial measures. Refer to “Basis of Presentation” below for information about why the non-GAAP financial measures are being presented.

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

Puerto Rico Economic Environment

A significant portion of our financial activities and credit exposure is concentrated in the Commonwealth of Puerto Rico, which has been in an economic recession since 2006.  Based on the most recent information available, the main economic indicators suggest that the Puerto Rico economy remains weak.  For fiscal years 2015 and 2016, the Puerto Rico Planning Board projects a continued economic contraction in the Commonwealth’s real gross national product (“GNP”) of 0.9% and 1.2%, respectively, while the GDB economic activity index (“GDB-EAI”) in December 2015 decreased 0.5% on a year-over-year basis.  The GDB-EAI is a coincident index of economic activity for Puerto Rico made up of four indicators (payroll employment, electric power generation, cement sales and gasoline consumption).  The seasonally adjusted unemployment rate in Puerto Rico was 12.2% in December 2015, which is higher than in any U.S. state.  Puerto Rico lost over 60 thousand residents in 2014, a 30% increase from 2013, and the largest out-migration in at least 10 years, according to U.S. census data.

Based on information published by the Puerto Rico Government, preliminary General Fund net revenues for the fiscal year ended June 30, 2015 were $8.961 billion, a decrease of $76.0 million when compared to the prior fiscal year and $604.1 million less than the original estimate for the year.  The Government’s most recent projection is that it will close fiscal year 2015 with a budget deficit in the range of $531 million to $566 million, an amount that, when adjusted for actual tax refunds paid in this fiscal year in excess of the reserve included in the budget for fiscal year 2015, increases the deficit to a range of $705 million to $740 million. Preliminary General Fund net revenues for the first six months of fiscal year 2016 were $3.9 billion, an increase of $140.3 million year-over-year and a decrease of $21.5 million compared to estimates included in the original budget for fiscal year 2016.  The original revenue estimates were recently revised to approximately $9.2 billion, a $508 million reduction.

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

The Working Group was created to consider necessary measures, including the measures recommended in the Krueger Report, to address the fiscal crisis of the Commonwealth and is responsible for the development of the Puerto Rico Fiscal and Economic Growth Plan (the “Plan”). The Plan, released in September 2015 and updated in January 2016, reviews the historical measures taken to increase taxes and reduce expenses, analyzes the current liquidity and fiscal position of Puerto Rico, recommends certain fiscal and economic reform and growth measures, including critical measures that require action by the U.S. Government, proposes to create a financial control board and new budgetary regulations, and identifies significant projected financing gaps (even assuming the implementation of the recommended fiscal reform and economic growth measures) absent significant debt relief.  The updated Plan shows that General Fund revenues have decreased from a previous estimate of $9.46 billion for fiscal year 2016 to $9.21 billion; the estimated five-year projected financing gaps increase from approximately $14 billion to $16.1 billion, even with the inclusion of economic growth and the implementation of all the proposed measures in the Plan; and the ten-year projections estimate a $23.9 billion aggregate financing gap.

Moreover, on October 21, 2015, the U.S. Treasury released its roadmap to address Puerto Rico’s ongoing economic and fiscal crisis and to create a path to economic recovery.  This roadmap was presented to Congress by U.S Treasury officials and laid out four immediate steps that U.S. Congress should take to address the crisis in Puerto Rico:

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

In August and December 2015 as well as in January 2016, the Puerto Rico Government met its scheduled debt service payments for bonds that have constitutional guarantees such as the general obligation bonds and GDB bonds. In order to meet the January 2016 payment, the Puerto Rico Government implemented “clawback” measures to redirect revenues assigned to certain government agencies for the payment of the general obligation debt.  Nevertheless, the Puerto Rico Government defaulted in August 2015 and January 2016 on the payment of bonds of certain agencies, specifically bonds of the Public Finance Corporation and the Infrastructure Finance Authority. Government officials disclosed that due to the lack of appropriated funds by the Legislature of Puerto Rico, as part of the current fiscal year 2016 budget, the debt service payment on these public corporations bonds were not made. These bonds are payable solely from budgetary appropriations pursuant to legislation adopted by the Legislature of Puerto Rico. The Legislature of Puerto Rico is not legally bound to appropriate funds for such payments.

Other measures adopted to deal with the Commonwealth’s deteriorating liquidity position include the deferral of tax refunds and the stretching of payments to suppliers.

In February 2016, the Working Group released details of a comprehensive voluntary exchange proposal presented to advisors to the Commonwealth’s creditors.  Specifically, the restructuring proposal contemplates that creditors will exchange their existing securities for two new securities: a “Base Bond,” with a fixed rate of interest and amortization schedule, and a “Growth Bond,” which is payable only if the Commonwealth’s revenues exceed certain levels.  Under this proposal, the $49.2 billion of tax-supported debt would be exchanged into $26.5 billion of newly issued mandatorily payable Base Bonds and $22.7 billion of newly issued Growth Bonds.  Interest payments on the Base Bonds would begin in January 2018, scaling up to 5% per annum by fiscal year 2021, when principal payments would begin.  The Growth Bonds would be payable only to the extent the Commonwealth’s revenues exceed its current baseline projections as a result of real economic growth in Puerto Rico.  The proposal also seeks to lower the Commonwealth’s debt service-to-revenue on tax-supported debt to approximately 15%, a level consistent with the debt limit contemplated by the Constitution of Puerto Rico, from the current ratio of 36%.  The voluntary exchange offer is intended to restructure those payments to allow the Commonwealth to catch up with its payments due to suppliers and taxpayers, and provides time for the Commonwealth to implement the measures of the Plan, stimulate real economic growth and, over the long term, make its tax-supported debt sustainable.  In addition, the Commonwealth is instituting a fiscal control board to provide necessary oversight and ensure that the Commonwealth complies with the Plan and the terms of the exchange offer. Ultimate outcomes from the proposed exchange are uncertain at this time, and may vary considerably from the initial proposal, particularly due to factors that are difficult to predict, such as U.S. federal actions to intervene in this matter and bondholders willingness to accept the proposed exchange levels.

The U.S. House of Representatives Speaker, Paul Ryan, has asked legislators to craft a proposal to address the Puerto Rico debt situation by March 31, 2016, which may include a federal control board that would manage its budgets and borrowings.  On February 2, 2016, the U.S. House Committee on Natural Resources held a hearing to evaluate the need for a federal oversight authority for Puerto Rico.

Exposure to Puerto Rico Government

Loans Held For Investment

As of December 31, 2015, the Corporation had $316.0 million of credit facilities, excluding investment securities, extended to the Puerto Rico Government, its municipalities and public corporations, of which $314.6 million was outstanding (book value of $311.0 million), compared to $308.0 million as of December 31, 2014. Approximately $199.5 million of the granted credit facilities outstanding consisted of loans to municipalities in Puerto Rico whose revenues are independent of the central government. The good faith, credit and unlimited taxing power of the applicable municipality have been pledged to their repayment. Approximately 88% of the Corporation’s municipality exposure consists primarily of senior priority loans concentrated on five of the largest municipalities in Puerto Rico (San Juan, Carolina, Bayamon, Mayaguez and Guaynabo). These municipalities are required by law to levy special property taxes in such amounts as shall be required for the payment of all of its general obligation bonds and loans. Late in 2015, GDB and the Municipal Revenue Collection Center (CRIM) signed a deed of trust. Through this deed, GDB, as fiduciary, is bound to keep the CRIM funds separate from any other deposits and the funds should be distributed by the GDB pursuant to the applicable law. In addition to municipalities, loans extended to the Puerto Rico Government include $18.9 million of loans to units of the Puerto Rico central government, and approximately $96.3 million ($92.6 million book value) of loans to public corporations, including a direct exposure to the Puerto Rico Electric Power Authority (“PREPA”) with a book value of $71.1 million as of December 31, 2015. The

PREPA credit facility was placed in non-accrual status in the first quarter of 2015 and interest payments are now recorded on a cost-recovery basis.

    Furthermore, as of December 31, 2015, the Corporation had $129.4 million outstanding in financings to the hotel industry in Puerto Rico where the borrower and the operations of the underlying collateral are the primary sources of repayment and the Puerto Rico Tourism Development Fund provides a secondary guarantee for payment performance, compared to $133.3 million as of December 31, 2014. The TDF is a subsidiary of the GDB that facilitates private sector financings to Puerto Rico’s hotel industry. The TDF provides guarantees to financings and may provide direct loans. As a result of liquidity risk and uncertainty regarding the Puerto Rico government fiscal situation, the Corporation adversely classified this $129.4 million exposure during the third quarter of 2015. Since late 2012, the Corporation has received combined payments from the borrowers and TDF as guarantor sufficient to cover contractual payments on these loans, including collections of principal and interest from TDF of approximately $5.3 million in 2015 and $6.1 million in 2014. These loans were current and remained in accrual status as of December 31, 2015.

On March 1, 2016, the Working Group in an updated public presentation indicated that the Commonwealth expects to have insufficient liquidity to make upcoming debt service payments and that a substantial restructuring of the Commonwealth’s existing debt is required to allow the Commonwealth to bring its fiscal accounts into balance, to give it time and the financial flexibility to implement structural reforms and growth initiatives so as to stimulate the Puerto Rican economy and thereby to make the restructured debt sustainable in the long term. We continue to monitor the Puerto Rico government fiscal and economic situation and its potential impact on the Corporation's financial condition, including its potential impact on our TDF-guaranteed exposure. Although TDF has continued to cover its contractually required payments as guarantor during the first quarter of 2016, we are currently assessing, together with our regulators, whether recent developments related to the Puerto Rico government fiscal situation introduce additional uncertainty regarding TDF's ability to honor its guarantee, which could require that some or all of our TDF-guaranteed exposure be placed in nonaccrual status. If we determine to treat some or all of such loans as nonaccrual, then the Corporation’s asset quality metrics and capital ratios could be adversely impacted, we could be required to prospectively apply principal and interest payments received to the outstanding principal of the loans, and the affected loans would need to be individually evaluated for impairment with specific reserves allocated as deemed necessary. In the event these loans are individually evaluated for impairment, based on present appraised values and assumptions as to recovery rates on Puerto Rico government obligations, the required specific reserves are not expected to deviate materially from the general reserves associated with these loans as of December 31, 2015.

During 2015, the Corporation increased by approximately $35 million the general reserve for commercial loans extended to or guaranteed by the Puerto Rico Government (excluding municipalities), including a $19.2 million charge to the provision recorded in the fourth quarter related to increased qualitative reserve factors applied to these loans in light of recent events surrounding the Puerto Rico Government’s fiscal situation.  In addition, during 2015, the specific reserve allocated to the PREPA credit facility was increased by approximately $4.3 million. As of December 31, 2015, the total reserve coverage ratio (general and specific reserves) related to loans commercial extended to or guaranteed by the Puerto Rico Government (excluding municipalities) was 19%.

In November 2015, PREPA entered into a restructuring support agreement with bondholders and bank creditors that provides a structured framework to implement certain economic agreements, including cuts to repayments of 15% for bondholders. The agreement also outlines other elements, including new governance standards, operational improvements, and a rate structure proposal and a capital plan.  Under the economic terms of the agreement, fuel line lenders will have the option to convert existing credit agreements into term loans with a fixed interest rate of 5.75% per annum, to be repaid over 6 years in accordance with an agreed upon schedule or exchange all or part of principal due under the existing credit agreements for new securitization bonds that will pay cash interest at a rate of 4.0% - 4.75% (depending on the credit rating) (“Option A Bonds”) or convertible capital appreciation securitization bonds that will accrete interest at a rate of 4.5% - 5.5% for the first five years and pay current interest in cash thereafter (“Option B bonds”). In February 2016, the Puerto Rico Government approved legislation to facilitate the implementation of the restructuring support agreement.

As of December 31, 2015, the Corporation also had $124.6 million in indirect exposure to residential mortgage loans to individual borrowers that are guaranteed by the Puerto Rico Housing Finance Authority.   Residential mortgage loans guaranteed by the Puerto Rico Housing Finance Authority are secured by the underlying properties and the guarantees serve to cover shortfalls in collateral in the event of a borrower default. The Puerto Rico Government guarantees up to $75 million of the principal insured by the mortgage loans insurance program. According to the most recently released audited financial statements, as of June 30, 2014, the Puerto Rico Housing Finance Authority mortgage loans insurance program covered loans aggregating to approximately $546 million.  The regulations adopted by the Puerto Rico Housing Finance Authority, requires the establishment of adequate reserves to guarantee the solvency of the mortgage loans insurance fund. As of June 30 2014, the Puerto Rico Housing Finance Authority had restricted net position for such purposes of approximately $72.5 million.

Investment Securities

As of December 31, 2015, the Corporation held $49.7 million of obligations of the Puerto Rico Government as part of its available-for-sale investment securities portfolio (net of other-than-temporary credit impairment charges of $15.9 million) recorded on its books at a fair value of $28.2 million.  During 2015, the Corporation recorded $15.9 million in OTTI charges on three Puerto Rico

Government debt securities, specifically bonds of the GDB and the Puerto Rico Buildings Authority. A $12.9 million impairment charge was booked in the second quarter and an additional $3.0 million impairment was recorded in the fourth quarter. The credit-related impairment loss estimate is based on the probability of default and loss severity in the event of default in consideration of the latest available market-based evidence implied in current security valuations and information about the Puerto Rico Government’s financial conditions, including credit ratings and the aforementioned payment defaults and “clawback” measures implemented. Given the uncertainty of the debt restructuring process outcomes, the Corporation cannot be certain that future impairments charges will not be required against these securities.

Deposits

As of December 31, 2015, the Corporation had $390.4 million of public sector deposits in Puerto Rico, compared to $227.4 million as of December 31, 2014. Approximately 45% is from municipalities and municipal agencies in Puerto Rico and 55% is from public corporations and the central government and agencies in Puerto Rico.

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

Net income for the year ended December 31, 2015 amounted to $21.3 million, or $0.10 per diluted share, compared to net income of $392.3 million, or $1.87 per diluted share, for 2014 and net loss of $164.5 million, $0.80 per diluted share, for 2013. The Corporation’s financial results for 2015 were impacted by the following significant items: (i) a $48.7 million pre-tax loss on a bulk sale of assets, mostly comprised of non-performing and adversely classified commercial loans, including transaction expenses, (ii)  OTTI charges on Puerto Rico Government debt securities amounting to $15.9 million,  (iii) a $13.4 million bargain purchase gain on assets acquired and deposits assumed from Doral Bank (the “Doral Bank transaction”), (iv) a $7.0 million gain on the sale of the Corporation’s merchant contracts,  (v) pre-tax costs of approximately $4.6 million related to the conversion of loan and deposit accounts acquired from Doral Bank to the FirstBank systems, and (vi) pre-tax costs of $2.2 million related to a voluntary early retirement program.

Net income for 2014 includes a $302.9 million, $1.44 per diluted share, income tax benefit associated with the partial reversal of the valuation allowance recorded against the deferred tax assets of the Corporation’s banking subsidiary, FirstBank.

The results for 2013 were negatively impacted by two significant items: (i) an aggregate pre-tax loss of $140.8 million on two separate bulk sales of adversely classified and non-performing assets and valuation adjustments to certain loans transferred to held for sale, and (ii) a $66.6 million loss related to the write-off of assets pledged as collateral to Lehman Brothers, Inc. (“Lehman”)  together with an additional $2.5 million for a loss contingency of attorneys’ fees awarded to the counterparty related to this matter.

The following table reconciles for the years ended December 31, 2015, 2014 and 2013 the reported pre-tax income to adjusted pre-tax income, a non-GAAP financial measure that excludes the significant items mentioned above that affected comparability:

	December 31,
	2015	2014	2013
(In thousands)
Pre-tax income as reported (GAAP)	$27,716	$91,638	$(159,323)
Exclude significant items:
Gain on sale of merchant contracts	(7,000)	-	-
Other than temporary impairment charges on Puerto Rico
Government securities	15,889	-	-
Voluntary early retirement program expenses	2,238	-
Loss on bulk sales of assets, including transaction costs	48,667	-	140,842
Bargain purchase gain on assets acquired and liabilities assumed
from Doral Bank	(13,443)	-	-
Acquisition and conversion costs of loans and deposits assumed
from Doral Bank	4,646	-	-
Write-off collateral pledged to Lehman and related contingency
for attorneys' fees	-	-	69,074
Adjusted pre-tax income, excluding items affecting comparability
(Non-GAAP)	$78,713	$91,638	$50,593

The key drivers of the Corporation’s financial results include the following:

•      Net interest income for the year ended December 31, 2015 was $502.3 million compared to $518.1 million and $514.9 million for the years ended December 31, 2014 and 2013, respectively.  The decrease for 2015 compared to 2014  was primarily driven by: (i) a $30.2 million decrease in interest income on commercial and construction loans, including a decrease of approximately $24.5 million attributable to a $594.2 million decline in the average volume of these portfolios and the adverse impact of $3.8 million in interest payments received in 2015 from the credit facility to PREPA, accounted for on a cost-recovery basis since May 2015, (ii) a $20.4 million decrease in interest income on consumer loans, including a decrease of approximately $16.2 million related to a $148.0 million decrease in the average volume of such loans and a $3.8 million adverse variance due to the fact that the remaining discount on the credit card portfolio acquired in 2012 was fully accreted into income in the first half of 2014, and (iii) a $7.6 million decrease in interest income on mortgage-backed securities (“MBS”), including a decrease of approximately $4.6 million attributable to a $180.0 million decline in the average volume of MBS and a $3.0 million decrease related to lower yields reflecting, among other things, the gradual reinvestment of MBS prepayments in lower-yielding investments given the low interest rate environment.

These variances were partially offset by: (i) a $28.6 million increase in the interest income on residential mortgage loans primarily related to the acquisition of several loan portfolios from Doral Financial and Doral Bank completed in the second and fourth quarter of 2014, respectively, as well as the most recent acquisition from Doral Bank in February 2015, (ii) an $8.9 million decrease in interest expense on deposits, including a decrease of $5.0 million in interest expense on brokered CDs primarily related to a $670.5 million decrease in the average volume of brokered CDs, and a $3.9 million decrease in interest expense on non-brokered interest-bearing deposits mainly due to lower deposit pricing that resulted in an 8 basis points reduction in the average cost of such deposits, and (iii) a $4.6 million decrease in interest expense on repurchase agreements mainly related to the restructuring of $400 million of repurchase agreements early in 2015 and the interest income earned on  reverse repurchase agreements entered into in 2015 that qualifies for offsetting accounting.  The net interest margin decreased 5 basis points to 4.15% for the year ended December 31, 2015 compared to the same period in 2014.

The increase for 2014 compared to 2013 was driven by a 12 basis points reduction in the average cost of funding, or a decrease of approximately $13.1 million in interest expense, achieved through lower deposit pricing, improved deposit mix, and the maturity of high-cost borrowings.  In addition, net interest income and margin were favorably impacted by an increase of $8.7 million in interest income attributable to acquisitions of residential mortgage loans from Doral Financial and Doral Bank completed in 2014 and a $3.1 million increase in prepayment penalties collected on commercial loans.  Prepayment penalties in 2014 include $2.5 million paid by a borrower to compensate for the economic loss sustained by the Corporation in the early termination of an interest rate swap agreement that provided an economic hedge of the cash flows associated with a commercial mortgage loan paid off in the fourth quarter of 2014.  These variances were partially offset by lower yields on consumer loans and a decrease in the average volume of commercial and construction loans.

•     The provision for loan and lease losses for 2015 was $172.0 million compared to $109.5 million and $243.8 million for 2014 and 2013, respectively.  The provision for the year ended December 31, 2015 includes a charge of $46.9 million associated with the bulk sale of assets completed during the second quarter of 2015.  Excluding the impact of the bulk sale of assets, the provision for loan and lease losses increased by $15.6 million to $125.1 million for 2015 compared to the same period in 2014 reflecting, among other things, (i) a $35 million increase in the general reserve for commercial loans extended to or guaranteed by the Puerto Rico Government (excluding municipalities), reflecting the migration of certain loans to adverse classification categories and a $19.2 million charge to the provision related to qualitative factor adjustments that stressed the historical loss rates applied to these loans, and (ii) a $12.9 million increase in the provision for residential mortgage loans reflecting higher reserve requirements for loans in late stage of delinquencies and the establishment of a $4.0 million reserve for purchased-credit impaired loans acquired in May 2014.  These variances were partially offset by a $32.8 million decrease in the provision for consumer loans that reflects improvements in charge-off rates, declining loss severity rates on auto loans and the overall decrease in the size of this portfolio. As of December 31, 2015, the total reserve coverage ratio (general and specific reserves) related to commercial loans extended to or guaranteed by the Puerto Rico Government (excluding municipalities) was 19%.

        On June 5, 2015, the Corporation completed the sale of commercial and construction loans with a book value of $147.5 million (principal balance of $196.5 million), comprised mostly of non-performing and adversely classified loans, as well as OREO properties with a book value of $2.9 million in a cash transaction.  The sale price of this bulk sale was $87.3 million.  Approximately $15.3 million of reserves had been allocated to the loans.  This transaction resulted in total charge-offs of $61.4 million and an incremental pre-tax loss of $48.7 million, including $0.9 million in professional service fees directly attributable to this bulk sale. The following table shows the impact of the bulk sale on net charge-offs and the provision for loan and lease losses for the year ended December 31, 2015 on a GAAP basis as well as on a non-GAAP basis excluding the impact of the bulk sale of assets:

(Dollars in thousands)	As Reported (GAAP)	Bulk Sale Transaction Impact	Excluding Bulk Sale Transaction (Non-GAAP)

Year ended December 31, 2015

Total net charge-offs	$153,730	$61,435	92,295
Total net charge-offs to average loans	1.65%		1.00%
Commercial mortgage	$49,567	$37,590	11,977
Commercial mortgage loans net charge-offs
to average loans	3.12%		0.77%
Commercial and Industrial	$29,528	$20,570	8,958
Commercial and Industrial loans net charge-offs
to average loans	1.23%		0.38%
Construction	$2,412	$3,275	(863)
Construction loans net charge-offs to average loans	1.42%		(0.52)%

Provision for loan and lease losses	$172,045	$46,947	125,098

        The provision for the year ended December 31, 2013 also includes a charge of $132.0 million related to two bulk sales of adversely classified and non-performing assets and the transfer of certain construction and commercial loans to held for sale in the first half of 2013.  The provision for loan and lease losses for 2014 decreased by $2.2 million as compared to the provision for loan and lease losses for 2013, adjusted to exclude the impact of the bulk sales of assets and transfer of certain commercial loans to held for sale in 2013, mainly as a result of higher recoveries in the United States region, a decrease in the size of the construction and commercial portfolios, and an improved residential mortgage loan portfolio composition following the sale of non-performing residential assets in 2013, partially offset by an increase in the provision for consumer loans.

        The Corporation completed two bulk sales of assets in the first half of 2013, including: (i) a bulk sale of non-performing residential mortgage loans with a book value of $203.8 million and OREO properties with a book value of $19.2 million, completed in the second quarter of 2013, and (ii) a bulk sale of adversely classified assets, mainly commercial and construction loans, with a book value of $211.4 million and OREO properties with a book value of $6.3 million, completed in the first quarter of 2013.  In addition, during the first quarter of 2013, the Corporation transferred to held for sale non-performing loans with an aggregate book value of $181.6 million.  The following table shows the impact of the bulk sales on net charge-offs and the provision for loan and lease losses for the year ended December 31, 2013 on a GAAP basis as well as on a non-GAAP basis excluding the impact of the bulk sales of assets:

(Dollars in thousands)	As Reported (GAAP)	Bulk Sales Transaction Impact	Loans Transferred To Held For Sale Impact	Excluding Bulk Sales Impact and Loans Transferred to Held for Sale (Non-GAAP)

Year ended December 31, 2013

Total net charge-offs	$393,307	$196,491	$35,953	$160,863
Total net charge-offs to average loans	4.01%			1.68%
Residential mortgage	127,999	98,972	-	29,027
Residential mortgage loans net charge-offs to
average loans	4.77%			1.13%
Commercial mortgage	62,602	40,057	14,553	7,992
Commercial mortgage loans net charge-offs to
average loans	3.44%			0.45%
Commercial and Industrial	105,213	44,678	-	60,535
Commercial and Industrial loans net charge-offs
to average loans	3.52%			2.04%
Construction	41,247	12,784	21,400	7,063
Construction loans net charge-offs to average loans	15.11%			2.91%
Provision for loan and lease losses	$243,751	$126,780	$5,222	$111,749

Net charge-offs totaled $153.7 million for the year ended December 31, 2015, or 1.65% of average loans, including $61.4 million of net charge-offs related to the bulk sale of assets in 2015.  Net charge-offs for the year ended December 31, 2014 totaled $173.0 million or 1.81% of average loans, including $6.9 million of charge-offs resulting from the difference between the fair value of mortgage loans acquired from Doral Financial Corporation in the second quarter of 2014 of $226.0 million, and the book value of the secured borrowing that such institution owed to FirstBank.  Net charge-offs that exclude from net charge-offs for 2015 the impact of the bulk sale of assets and, for 2014, the impact of charge-offs resulting from the loans acquired in satisfaction of a secured borrowing are non-GAAP financial measures. Non-GAAP adjusted net charge-offs for 2015 amounted to $92.3 million, or 1.00% of average loans, a decrease of $73.8 million compared to non-GAAP adjusted net charge-offs for 2014, mainly reflected in the commercial and industrial and consumer loan portfolios.  Refer to “Basis of Presentation” below for additional information about these non-GAAP financial measures.  Also refer to the discussions under “Provision for loan and lease losses” and “Risk Management” below for an analysis of the allowance for loan and lease losses and non-performing assets and related ratios.

•         The Corporation recorded non-interest income of $81.3 million for the year ended December 31, 2015 compared to non-interest income of $61.3 million and non-interest loss of $15.5 million for the years ended December 31, 2014 and 2013, respectively. Non-interest income for 2015 includes significant unusual items such as OTTI charges of $15.9 million on Puerto Rico Government debt securities, a $13.4 million bargain purchase gain related to assets acquired and deposits assumed from Doral Bank (“Doral”) in the first quarter of 2015, and the $7.0 million gain realized on the sale of merchant contracts completed in the fourth quarter of 2015.   Excluding the aforementioned significant items, non-interest income increased by $15.4 million to $76.8 million for 2015 compared to $61.3 million for 2014.  The increase was primarily related to: (i) the $7.3 million equity in loss of unconsolidated entity recognized in the first half of 2014 related to the Bank’s investment in CPG/GS PR NPL, LLC (“CPG/GS”) as the value of the investment in this unconsolidated entity became zero in the second quarter of 2014, (ii) a $3.6 million increase in service charges on deposits primarily associated with the deposits assumed from Doral in late February 2015 as well as the implementation of new service and transactional fees on certain products beginning in the fourth quarter of 2015, (iii) a $2.5 million increase in revenues from the mortgage banking business,  and (iv) an increase of $1.3 million in merchant-related income despite the sale of merchant contracts completed early in the fourth quarter of 2015.  Refer to “Non-interest income” below for additional information.

The non-interest loss of $15.5 million for the year ended December 31, 2013 includes the $66.6 million loss related to the write-off of assets pledged as collateral to Lehman.  Non-interest income for 2014 increased by $10.3 million as compared to non-interest income for 2013, excluding the Lehman collateral write-off.  The increase in 2014, as compared to 2013, mainly reflects a $9.4 million decrease in losses related to the Bank’s investment in CPG/GS.  The increase in adjusted non-interest income was also attributable to a $0.9 million increase in insurance commission income, net of reserves and the impact in 2013 of a $1.5 million charge related to lower of cost or market adjustments on commercial and construction loans held for sale.  These variances were partially offset by a $2.1 million decrease in revenues from mortgage banking activities driven by a decline in the volume of sales and securitizations.

•         Non-interest expenses for 2015 were $383.8 million compared to $378.3 million and $415.0 million for 2014 and 2013, respectively.  Non-interest expenses for 2015 include significant unusual items such as $4.6 million of acquisition and conversion costs related to assets acquired and deposits assumed from Doral Bank, $1.2 million of expenses and losses related to the bulk sale of assets and costs of $2.2 million related to a voluntary early retirement program.  Excluding the aforementioned significant items, non-interest expenses decreased by $2.5 million to $375.8 million for 2015 compared to $378.3 million for 2014.  The decrease reflects primarily: (i) a $10.5 million decrease in the FDIC deposit insurance premium expense reflecting, among other things, the decrease in brokered CDs, a strengthened capital position and an improved earnings to assets average ratio, (ii) a $5.4 million decrease in taxes, other than income taxes, primarily reflecting the elimination of Puerto Rico’s national gross receipts tax in 2015, partially offset by incremental costs related to the sales and use tax, and (iii) a $5.0 million decrease in adjusted OREO related expenses, mainly due to a $3.7 million increase in rental income from OREO income-producing properties and higher gains on sales.  These decreases were partially offset by: (i) a $12.3 million increase in employees’ compensation and benefits (excluding costs associated with the voluntary early retirement program), mainly associated with salary merit increases, the impact of personnel costs related to the branches acquired from Doral in 2015, higher stock-based compensation expense and an increase in incentive and performance-based compensation, (ii) a $3.1 million increase in adjusted professional fees, including $3.6 million in interim servicing costs related to loan and deposit accounts acquired from Doral and $1.3 million of consulting and legal expenses related to special projects as well as strategic, stress testing and capital planning matters, and (iii) a  $1.0 million increase in occupancy and equipment costs primarily related to rental, depreciation and maintenance expenses associated with the acquired Doral branches.  Refer to “Non-Interest Expenses” below for additional information.

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

•         For 2015, the Corporation recorded an income tax expense of $6.4 million, compared to an income tax benefit of $300.6 million for 2014 and an income tax expense of $5.2 million for 2013. The income tax benefit for 2014 primarily reflects the $302.9 million partial reversal of FirstBank’s deferred tax assets valuation allowance. The Corporation’s effective tax rate for 2015 was 23%.  As of December 31, 2015, the Corporation had a net deferred tax asset of $311.3 million (net of a valuation allowance of $201.7 million, including a valuation allowance of $174.7 million against the deferred tax assets of the Corporation’s banking subsidiary, FirstBank).   Refer to “Income Taxes” below for additional information.

•         As of December 31, 2015, total assets were $12.6 billion, a decrease of $154.8 million from December 31, 2014. The variance mainly reflects a $79.3 million decrease in available-for-sale investment securities driven by U.S. agency MBS prepayments, debt securities called prior to maturity and decreases in the fair value of Puerto Rico Government debt securities and U.S. agency MBS.  The cash and cash equivalents balance decreased by $43.7 million to $752.5 million as of December 31, 2015 from $796.1 million as of December 31, 2014 due to, among other things, funds used for $200 million in reverse repurchase agreements entered into in 2015 under a master netting arrangement.  This agreement qualifies for offsetting accounting, thus, reverse repurchase agreements were netted against repurchase agreements in the consolidated statement of financial condition.  Total loans (before allowance) decreased by $29.7 million, primarily due to a $213.2 million decrease in commercial and construction loans, including the $147.5 million of loans included in the bulk sale of assets completed in the second quarter of 2015, and a $155.4 million decrease in the consumer loan portfolio.  These variances were partially offset by a $338.9 million increase in residential mortgage loans mainly attributable to loans acquired from Doral in late February 2015. Refer to “Financial Condition and Operating Data” below for additional information.

•         As of December 31, 2015, total liabilities were $10.9 billion, a decrease of $177.2 million, from December 31, 2014.  The decrease was mainly related to a $789.6 million decrease in brokered CDs and the netting of the $200 million reverse repurchase agreement entered into in 2015 against repurchase agreements.  These variances were partially offset by a $643.7 million increase in non-brokered deposits to $7.2 billion as of December 31, 2015, including an increase of $176.1 million in government deposits and approximately $446.9 million related to the outstanding balance as of December 31, 2015 of the deposits assumed from Doral Bank. FHLB advances increased during 2015 by $130.0 million to $455.0 million as of December 31, 2015.  Refer to “Risk Management – Liquidity and Capital Adequacy” below for additional information about the Corporation’s funding sources.

•         As of December 31, 2015, the Corporation’s stockholders’ equity was $1.7 billion, an increase of $22.4 million from December 31, 2014.  The increase was mainly driven by the net income of $21.3 million for 2015 and the exchange of $5.3 million of trust preferred securities for shares of the Corporation’s common stock.

•         The Corporation’s Total Capital, Common equity Tier 1 Capital, Tier 1 Capital and Leverage ratios calculated under the Basel III rules were 20.01%, 16.92%, 16.92%, and 12.22%, respectively, as of December 31, 2015.  The Corporation’s tangible common equity ratio increased to 12.84% as of December 31, 2015, from 12.51% as of December 31, 2014.  Refer to “Risk Management – Capital”  below for additional information including further information about the implementation of the Basel III rules in 2015

•         Total loan production, including purchases, refinancings and draws from existing revolving and non-revolving commitments, was $3.0 billion for the year ended December 31, 2015, excluding the utilization activity on outstanding credit cards, compared to $3.2 billion, for 2014.  The decrease in loan production was mainly related to lower borrowings under credit facilities granted to government entities in Puerto Rico and a decrease in auto loan originations.

•         Total non-performing assets were $609.9 million as of December 31, 2015, a decrease of $106.8 million from December 31, 2014.  The decrease was driven by the bulk sale of assets that included $91.9 million of non-performing commercial and construction loans, the restoration to accrual status of a $24.5 million commercial mortgage facility after consideration of the borrower’s sustained historical repayment performance and credit evaluation, and an $11.7 million decrease in non-performing residential mortgage loans, partially offset by the inflow to non-performing status in the first quarter of the credit facility with PREPA (with a book value of $71.1 million as of December 31, 2015). The remainder of the decrease reflects charge-offs, commercial loans brought current, and cash collections.  Refer to “Risk Management - Non-accruing and Non-performing Assets” below for additional information.

•         Adversely classified commercial and construction loans held for investment decreased by $35.4 million to $522.1 million, or 6%, from December 31, 2014, driven by the bulk sale of assets and the transfer of loans to the OREO, partially offset by the migration of the $129.4 million exposure to commercial mortgage loans guaranteed by TDF.

Critical Accounting Policies and Practices

The accounting principles of the Corporation and the methods of applying these principles conform to GAAP. The Corporation’s critical accounting policies relate to: 1) the allowance for loan and lease losses; 2) other-than-temporary impairments; 3) income taxes; 4) the classification and values of financial instruments; 5) income recognition on loans; 6) loans acquired; and 7) loans held for sale.  These critical accounting policies involve judgments, estimates and assumptions made by management that affect the amounts recorded for assets, liabilities and contingent liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from estimates, if different assumptions or conditions prevail. Certain determinations inherently require greater reliance on the use of estimates, assumptions, and judgments and, as such, have a greater possibility of producing results that could be materially different than those originally reported.

Allowance for Loan and Lease Losses

The Corporation maintains the allowance for loan and lease losses at a level considered adequate to absorb losses currently inherent in the loan and lease portfolio. The Corporation does not maintain an allowance for held for sale loans or purchased credit impaired loans that are performing in accordance with or better than expectations as of the date of acquisition, as the fair values of these loans already reflects a credit component. The allowance for loan and lease losses does not include amounts related to accrued interest receivable, other than billed interest and fees on credit card loans, as accrued interest receivable is reversed when a loan is placed on nonaccrual status. The allowance for loan and lease losses provides for probable losses that have been identified with specific valuation allowances for individually evaluated impaired loans and for probable losses believed to be inherent in the loan portfolio that have not been specifically identified. The determination of the allowance for loan and lease losses requires significant estimates, including the timing and amounts of expected future cash flows on impaired loans, consideration of current economic conditions, and historical loss experience pertaining to the portfolios and pools of homogeneous loans, all of which may be susceptible to change.

The Corporation evaluates the need for changes to the allowance by portfolio loan segments and classes of loans within certain of those portfolio segments. The Corporation combines loans with similar credit risk characteristics into the following portfolio segments: commercial mortgage, construction, commercial and industrial, residential mortgage, and consumer loans. Classes are usually disaggregations of the portfolio segments. The classes within the residential mortgage segment are residential mortgages guaranteed by the U.S. government and other residential loans.  The classes within the consumer portfolio are auto, finance leases, and other consumer loans. Other consumer loans mainly include unsecured personal loans, credit cards, home equity lines, lines of credits, and marine financing. The classes within the construction loan portfolio are land loans, construction of commercial projects, and construction of residential projects. The commercial mortgage and commercial and industrial segments are not further segmented into classes. The adequacy of the allowance for loan and lease losses is based on judgments related to the credit quality of each portfolio segment. These judgments consider ongoing evaluations of each portfolio segment, including such factors as the economic risks associated with each loan class, the financial condition of specific borrowers, the geography (Puerto Rico, Florida or the Virgin Islands), the level of delinquent loans, historical loss experience, the value of any collateral and, where applicable, the existence of any guarantees or other documented support.  In addition to the general economic conditions and other factors described above, additional factors considered include the internal risk ratings assigned to loans.  An internal risk rating is assigned to each commercial loan at the time of approval and is subject to subsequent periodic review by the Corporation's senior management. The allowance for loan and lease losses is reviewed on a quarterly basis as part of the Corporation’s continued evaluation of its asset quality.

The allowance for loan and lease losses is increased through a provision for credit losses that is charged to earnings, based on the quarterly evaluation of the factors previously mentioned, and is reduced by charge-offs, net of recoveries.

The allowance for loan and lease losses consists of specific reserves based upon valuations of loans considered to be impaired and general reserves. A specific valuation allowance is established for individual impaired loans in the commercial mortgage, construction, and commercial and industrial portfolios and certain boat loans, residential mortgage loans, and home equity lines of credit, primarily when the collateral value of the loan (if the impaired loan is determined to be collateral dependent) or the present value of the expected future cash flows discounted at the loan’s effective rate is lower than the carrying amount of that loan. Commercial mortgage, construction, commercial and industrial, and boat loans with individual principal balances of $1 million or more, troubled debt restructurings (“TDRs”), as well as residential mortgage loans and home equity lines of credit considered impaired based on their delinquency and loan-to-value levels are individually evaluated for impairment.  When foreclosure of a collateral dependent loan is probable, the impairment measure is based on the fair value of the collateral.  The fair value of the collateral is generally obtained from appraisals. Updated appraisals are obtained when the Corporation determines that loans are impaired and are generally updated annually thereafter according to the Corporation’s appraisal policy. In addition, appraisals and/or appraiser price opinions are also obtained for residential mortgage loans based on specific characteristics such as delinquency levels, age of the appraisal, and loan-to-value ratios.  The excess of the recorded investment in a collateral dependent loan over the resulting fair value of the collateral is charged-off when deemed uncollectible.

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

The Corporation uses a roll-rate methodology to estimate losses on its consumer loan portfolio based on delinquencies and considering credit bureau score bands. The Corporation tracks the historical portfolio performance to arrive at a weighted-average distribution in each subgroup of each delinquency bucket. Roll-to-loss rates (loss factors) are calculated by multiplying the roll rates from each subgroup within the delinquency buckets forward through loss. Once roll rates are calculated, the resulting loss factor is applied to the existing receivables in the applicable subgroups within the delinquency buckets and the end results are aggregated to arrive at the required allowance level. The Corporation’s assessment also involves evaluating key qualitative and environmental factors, which include credit and macroeconomic indicators such as unemployment, bankruptcy trends, recent market transactions, and collateral values to account for current market conditions that are likely to cause estimated credit losses to differ from historical loss experience. The Corporation analyzes the expected delinquency migration to determine the future volume of delinquencies.

 The cash flow analysis for each residential mortgage pool is performed at the individual loan level and then aggregated to the pool level in determining the overall expected loss ratio. The model applies risk-adjusted prepayment curves, default curves, and severity curves to each loan in the pool. For loan restructuring pools, the present value of expected future cash flows under new terms, at the loan’s effective interest rate, is taken into consideration. Additionally, the default risk and prepayments related to loan restructurings are based on, among other things, the historical experience of these loans. Loss severity is affected by the expected house price scenario, which is based in part on recent house price trends. Default curves are used in the model to determine expected delinquency levels. The attributes that are most significant to the probability of default include present collection status (current, delinquent, in bankruptcy, in foreclosure stage), vintage, loan-to-values, and geography (Puerto Rico, Florida or the Virgin Islands).The risk-adjusted timing of liquidations and associated costs are used in the model, and are risk-adjusted for the geographic area in which each property is located.

 For commercial loans, historical charge-offs rates are calculated by the Corporation on a quarterly basis by tracking cumulative charge-offs experienced over a two-year loss period on loans according to their internal risk rating (referred to as “base rate” for the quarter). The allowance is calculated using the base rate average of the last 8 quarters. A qualitative factor adjustment is applied to the base rate average utilizing a resulting factor derived from a set of risk-based ratings and weights assigned to credit and economic indicators over a reasonable period applied to a developed expected range of historical losses. This factor may be stressed to reflect other elements not reflected in the historical data underlying the loss estimates, such as the prolonged uncertainty surrounding how the Puerto Rico Government might restructure its debt and the effect of recent payment defaults and other unprecedented measures implemented by the Puerto Rico Government to deal with its fiscal condition. In the fourth quarter of 2015, the Corporation recorded a $19.2 million charge to the provision for loan and lease losses related to qualitative factor adjustments that stressed the historical loss rates applied to the Corporation’s exposure to commercial loans extended to or guaranteed by the Puerto Rico Government (excluding loans to municipalities) in light of unprecedented actions taken by the Puerto Rico Government to deal with its deteriorating liquidity and the extended uncertainty  surrounding how the Puerto Rico Government might restructure its debt.

Charge-off of Uncollectible Loans – Net charge-offs consist of the unpaid principal balances of loans held for investment that the Corporation determines are uncollectible, net of recovered amounts. Charge-offs are recorded as a reduction to the allowance for loan and lease losses and subsequent recoveries of previously charged off amounts are credited to the allowance for loan and lease losses. Collateral dependent loans in the construction, commercial mortgage, and commercial and industrial loan portfolios are charged off to their net realizable value (fair value of collateral, less estimated costs to sell) when loans are considered to be uncollectible.  Within the consumer loan portfolio, auto loans and finance leases are reserved once they are 120 days delinquent and are charged off to their estimated net realizable value when the collateral deficiency is deemed uncollectible (i.e., when foreclosure/repossession is probable) or when the loan is 365 days past due.  Within the other consumer loans class, closed-end loans are charged off when payments are 120 days in arrears, except small personal loans. Open-end (revolving credit) consumer loans, including credit card loans, and small personal loans are charged off when payments are 180 days in arrears. On a quarterly basis, residential mortgage loans that are 180 days delinquent and have an original loan-to-value ratio that is higher than 60% are reviewed and charged-off, as needed, to the fair value of the underlying collateral. Generally, all loans may be charged off or written down to the fair value of the collateral prior to the policies described above if a loss-confirming event occurred. Loss-confirming events include, but are not limited to, bankruptcy (unsecured), continued delinquency, or receipt of an asset valuation indicating a collateral deficiency when the asset is the sole source of repayment. The Corporation does not record charge-offs on PCI loans that are performing in accordance with or better than expectations as of the date of acquisition, as the fair value of these loans already reflects a credit component. The Corporation records charge-offs on PCI loans only if actual losses exceed estimated losses incorporated into the fair value recorded at acquisition and the amount is deemed uncollectible.

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

The impairment analysis of debt securities places special emphasis on the analysis of the cash position of the issuer and its cash and capital generation capacity, which could increase or diminish the issuer’s ability to repay its bond obligations, the length of time and the extent to which the fair value has been less than the amortized cost basis, and the latest information available about the financial health and prospects of the issuer, credit ratings, the failure of the issuer to meet scheduled principal or interest payments, recent legislation, government actions affecting the issuer’s industry, and actions taken by the issuer to deal with the economic climate. The Corporation also takes into consideration changes in the near-term prospects of the underlying collateral, if applicable, such as changes in default rates, loss severity given default, and significant changes in prepayment assumptions. OTTI must be recognized in earnings if the Corporation has the intent to sell the debt security or it is more likely than not that it will be required to sell the debt security before recovery of its amortized cost basis.  However, even if the Corporation does not expect to sell a debt security, it must evaluate expected cash flows to be received and determine if a credit loss has occurred.  An unrealized loss is generally deemed to be other-than-temporary and a credit loss is deemed to exist if the present value of the expected future cash flows is less than the amortized cost basis of the debt security.  The credit loss component of an OTTI, if any, is recorded as net impairment losses on debt securities in the statements of income (loss), while the remaining portion of the impairment loss is recognized in OCI, net of taxes, and included as a component of stockholders’ equity provided the Corporation does not intend to sell the underlying debt security and it is more likely than not that the Corporation will not have to sell the debt security prior to recovery.  The previous amortized cost basis less the OTTI recognized in earnings is the new amortized cost basis of the investment.  The new amortized cost basis is not adjusted for subsequent recoveries in fair value.  However, for debt securities for which OTTI was recognized in earnings, the difference between the new amortized cost basis and the cash flows expected to be collected is accreted as interest income. Debt securities held by the Corporation at year end primarily consisted of securities issued by U.S. government-sponsored entities, bonds issued by the Puerto Rico Government and private label mortgage-backed securities (“MBS”). Given the explicit and implicit guarantees provided by U.S. Federal government, the Corporation believes the credit risk in securities issued by the U.S. government-sponsored entities is low. The Corporation’s OTTI assessment is concentrated on Puerto Rico Government debt securities, with an amortized cost of $49.7 million as of December 31, 2015, and on private label MBS with an amortized cost of $34.9 million as of December 31, 2015. The risk-adjusted discounted cash flow analyses applied to the Puerto Rico Government debt securities are calculated based on the probability of default and loss severity assumptions. The valuation for private label MBS is derived from a discounted cash flow analysis that considers relevant assumptions such as the prepayment rate, default rate, and loss severity on a loan level basis. For further information, refer to Note 5 – Investment Securities, to the consolidated financial statements.

The impairment analysis of equity securities is performed and reviewed on an ongoing basis based on the latest financial information and any supporting research report made by a major brokerage firm.  This analysis is very subjective and based, among other things, on relevant financial data such as capitalization, cash flow, liquidity, systematic risk, and debt outstanding of the issuer. Management also considers the issuer’s industry trends, the historical performance of the stock and credit ratings, if applicable, as well as the Corporation’s intent to hold the security for an extended period. If management believes there is a low probability of recovering book value in a reasonable time frame, it records an impairment by writing the security down to market value. As previously mentioned, equity securities are monitored on an ongoing basis but special attention is given to those securities that have experienced a decline in fair value for six months or more.  An impairment charge is generally recognized when the fair value of an equity security has remained significantly below cost for a period of 12 consecutive months or more.

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

Under the Puerto Rico Internal Revenue Code of 2011 as amended, the Corporation and its subsidiaries are treated as separate taxable entities and are not entitled to file consolidated tax returns and, thus, the Corporation is not able to utilize losses from one subsidiary to offset gains in another subsidiary. Accordingly, in order to obtain a tax benefit from an NOL, a particular subsidiary must be able to demonstrate sufficient taxable income within the applicable NOL carryforward period.

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

Changes in the valuation allowance from period to period are included in the Corporation’s tax provision in the period of change. In 2010, the Corporation established a valuation allowance for substantially all of the deferred tax assets of its banking subsidiary, FirstBank, primarily due to significant operational losses driven by charges to the provision for loan losses, a three-year cumulative loss position as of the end of the year 2010, and uncertainty regarding the amount of future taxable income that the Bank could forecast. As of December 31, 2014, based upon the assessment of all positive and negative evidence, management concluded that it was more likely than not that FirstBank will generate sufficient taxable income within the applicable NOL carry-forward periods to realize $308.2 million of its deferred tax assets and, therefore reversed $302.9 million of the valuation allowance

During 2015, management reassessed the need for a valuation allowance and concluded, based upon the assessment of all positive and negative evidence, that it is more likely than not that FirstBank will generate sufficient taxable income within the applicable NOL carry-forward periods to realize $306.4 million of its deferred tax asset. The positive evidence considered by management to conclude on the adequacy of the valuation allowance as of December 31, 2015 includes factors such as: FirstBank’s return to profitability, forecasts of future profitability under several potential scenarios that support the partial utilization of NOLs prior to their expiration between 2021 through 2024, the taxable year 2015 being the first year with taxable income since 2008, sustained pre-tax pre-provision for loan losses income which demonstrates demand for FirstBank’s products and services, the Doral Bank transaction which resulted in market share expansion, and improvements in credit quality measures that have resulted in reduced credit exposures and have improved both sustainability of profitability and management’s ability to forecast future losses, which in turn led to actions such as the lifting of the FDIC Consent Order during 2015. The negative evidence considered by management includes that the Bank remains in a three-year cumulative loss position of $69.9 million due to significant charges to the provision for loan losses as a result of bulk sales of adversely classified and non-performing loans in 2013 and 2015. However, this loss position is significantly lower than the three-year cumulative pre-tax loss position of $860.3 million as of December 31, 2010, the year when a full valuation allowance was established. Other negative factors include Puerto Rico’s current economic conditions and the still elevated levels of non-performing assets.

Income tax expense includes Puerto Rico and USVI income taxes as well as applicable United States federal and state taxes. The Corporation is subject to Puerto Rico income tax on its income from all sources. As a Puerto Rico corporation, First BanCorp. is treated as a foreign corporation for U.S. and USVI income tax purposes and is generally subject to U.S. and USVI income tax only on its income from sources within the U.S. and USVI or income effectively connected with the conduct of a trade or business in those regions. Any tax paid in the U.S. and USVI is also creditable against the Corporation’s Puerto Rico tax liability, subject to certain conditions and limitations. The 2011 PR Code provides a dividend received deduction of 100% on dividends received from “controlled” subsidiaries subject to taxation in Puerto Rico and 85% on dividends received from other taxable domestic corporations.

The Corporation has maintained an effective tax rate lower than the maximum statutory rate in Puerto Rico mainly by investing in government obligations and mortgage-backed securities exempt from U.S. and Puerto Rico income taxes and by doing business through an International Banking Entity unit of the Bank, and through the Bank’s subsidiary, FirstBank Overseas Corporation, whose interest income and gain on sales is exempt from Puerto Rico income taxation. The IBE and FirstBank Overseas Corporation were created under the International Banking Entity Act of Puerto Rico, which provides for total Puerto Rico tax exemption on net income derived by IBEs operating in Puerto Rico on the specific activities identified in the IBE Act. An IBE that operates as a unit of a bank pays income taxes at the corporate standard rates to the extent that the IBE’s net income exceeds 20% of the bank’s total net taxable income.

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

   As of December 31, 2015, the Corporation did not have UTBs recorded on its books. During 2014, the Corporation reached a final settlement with the IRS in connection with the 2007-2009 examination periods. As a result, during 2014, the Corporation released a portion of its reserve for uncertain tax positions, resulting in a tax benefit of $1.8 million, and paid $2.5 million to settle the tax liability resulting from the audit.

Refer to Note 26 – Income Taxes of the Corporation’s audited financial statements for the year ended December 31, 2015 included in Item 8 of this Form 10-K for further information related to Income Taxes.

Investment Securities Classification and Related Values

Management determines the appropriate classification of debt and equity securities at the time of purchase. Debt securities are classified as held to maturity when the Corporation has the intent and ability to hold the securities to maturity. Held-to-maturity (“HTM”) securities are stated at amortized cost. Debt and equity securities are classified as trading when the Corporation has the intent to sell the securities in the near term. Debt and equity securities classified as trading securities, if any, are reported at fair value, with unrealized gains and losses included in earnings. Debt and equity securities not classified as HTM or trading, except for equity securities that do not have readily available fair values, are classified as available for sale (“AFS”). AFS securities are reported at fair value, with unrealized gains and losses excluded from earnings and reported net of deferred taxes in accumulated OCI (a component of stockholders’ equity), and do not affect earnings until realized or are deemed to be other-than-temporarily impaired. Investments in equity securities that do not have publicly or readily determinable fair values are classified as other equity securities in the statement of financial condition and carried at the lower of cost or realizable value. The assessment of fair value applies to certain of the Corporation’s assets and liabilities, including the investment portfolio. Fair values are volatile and are affected by factors such as market interest rates, the rates at which prepayments occur and discount rates.

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

The following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis:

Investment securities available for sale

The fair value of investment securities was the market value based on quoted market prices (as is the case with equity securities,  U.S. Treasury notes, and non-callable U.S. Agency debt securities), when available (Level 1), or market prices for identical or comparable assets (as is the case with MBS and callable U.S. agency debt) that are based on observable market parameters, including benchmark yields, reported trades, quotes from brokers or dealers, issuer spreads, bids, offers and reference data including market research operations (Level 2). Observable prices in the market already consider the risk of nonperformance. During 2015, the Corporation recorded OTTI charges of $15.9 million on certain Puerto Rico Government debt securities, specifically bonds of GDB and the Puerto Rico Public Buildings Authority. The credit impairment loss was based on the probability of default and loss severity in the event of default in consideration of the latest information available about the Puerto Rico Government’s financial condition. Refer to Note 5- Investments Securities, for significant assumptions used to determine the credit impairment portion, including default rates and recovery rates, which are unobservable inputs. If listed prices or quotes are not available, fair value is based upon models that use unobservable inputs due to the limited market activity of the instrument, as is the case with certain private label mortgage-backed securities held by the Corporation (Level 3).

Private label MBS are collateralized by fixed-rate mortgages on single-family residential properties in the United States; the interest rate on the securities is variable, tied to 3-month LIBOR and limited to the weighted-average coupon of the underlying collateral. The market valuation represents the estimated net cash flows over the projected life of the pool of underlying assets applying a discount rate that reflects market observed floating spreads over LIBOR, with a widening spread based on a nonrated security. The market valuation is derived from a model that utilizes relevant assumptions such as the prepayment rate, default rate, and loss severity on a loan level basis. The Corporation modeled the cash flow from the fixed-rate mortgage collateral using a static cash flow analysis according to collateral attributes of the underlying mortgage pool (i.e., loan term, current balance, note rate, rate adjustment type, rate adjustment frequency, rate caps, and others) in combination with prepayment forecasts obtained from a commercially available prepayment model (“ADCO”). The variable cash flow of the security is modeled using the 3-month LIBOR forward curve. Loss assumptions were driven by the combination of default and loss severity estimates, taking into account loan credit characteristics (loan-to-value, state, origination date, property type, occupancy, loan purpose, documentation type, debt-to-income ratio, and other) to provide an estimate of default and loss severity.

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

Although most of the derivative instruments are fully collateralized, a credit spread is considered for those that are not secured in full. The cumulative mark-to-market effect of credit risk in the valuation of derivative instruments in 2015, 2014 and 2013 was immaterial.

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

     Non-Performing and Past-Due Loans – Loans on which the recognition of interest income has been discontinued are designated as non-performing.  Loans are classified as non-performing when they are 90 days past due for interest and principal, with the exception of residential mortgage loans guaranteed by the Federal Housing Administration or the Veterans Administration and credit cards. It is the Corporation’s policy to report delinquent mortgage loans insured by the FHA or guaranteed by the VA as loans past due 90 days and still accruing as opposed to non-performing loans since the principal repayment is insured. However, the Corporation discontinues the recognition of income for FHA/VA loans when such loans are over 15 months delinquent. Based on an update to the analysis of historical collections from these agencies performed in the fourth quarter of 2015, the Corporation determined to discontinue the recognition of income for FHA/VA loans once loans are over 15 months delinquent. Previously, the Corporation discontinued the recognition of interest income on these loans when they were 18-months delinquent as to principal or interest. The impact of this change in estimate was not material to the Corporation’s consolidated statement of financial position, results of operations or cash flows. As permitted by regulatory guidance issued by the Federal Financial Institutions Examination Council (“FFIEC”), credit card loans are generally charged off in the period in which the account becomes 180 days past due. Credit card loans continue to accrue finance charges and fees until charged off at 180 days. Loans generally may be placed on non-performing status prior to when required by the policies described above when the full and timely collection of interest or principal becomes uncertain (generally based on an assessment of the borrower’s financial condition and the adequacy of collateral, if any). When a loan is placed on non-performing status, any accrued but uncollected interest income is reversed and charged against interest income and amortization of any net deferred fees is suspended. Interest income on non-performing loans is recognized only to the extent it is received in cash. However, when there is doubt regarding the ultimate collectability of loan principal, all cash thereafter received is applied to reduce the carrying value of such loans (i.e., the cost recovery method). Generally, the Corporation returns a loan to accrual status when all delinquent interest and principal becomes current under the terms of the loan agreement, or after a sustained period of repayment performance (6 months) and the loan is well secured, is in the process of collection, and full repayment of the remaining contractual principal and interest is expected. PCI loans are not reported as non-performing as these loans were written down to fair value at the acquisition date and the accretable yield is recognized in interest income over the remaining life of the loans. Loans that are past due

30 days or more as to principal or interest are considered delinquent, with the exception of residential mortgage, commercial mortgage, and construction loans, which are considered past due when the borrower is in arrears on two or more monthly payments.

Impaired Loans – A loan is considered impaired when, based upon current information and events, it is probable that the Corporation will be unable to collect all amounts due (including principal and interest) according to the contractual terms of the loan agreement, or the loan has been modified in a Troubled Debt Restructuring (“TDR”). Loans with insignificant delays or insignificant shortfalls in the amounts of payments expected to be collected are not considered to be impaired. The Corporation measures impairment individually for those loans in the construction, commercial mortgage, and commercial and industrial portfolios with a principal balance of $1 million or more and any loans that have been modified in a TDR. The Corporation also evaluates for impairment purposes certain residential mortgage loans and home equity lines of credit with high delinquency and loan-to-value levels. Generally, consumer loans are not individually evaluated for impairment on a regular basis except for impaired marine financing loans in amounts that exceed $1 million, home equity lines with high delinquency and loan-to-value levels and TDR loans. Held for sale loans are not reported as impaired, as these loans are recorded at the lower of cost or fair value.

The Corporation generally measures impairment and the related specific allowance for individually impaired loans based on the difference between the recorded investment of the loan and the present value of the loans’ expected future cash flows, discounted at the effective original interest rate of the loan at the time of modification, or the loan’s observable market price. If the loan is collateral dependent, the Corporation measures impairment based upon the fair value of the underlying collateral, instead of discounted cash flows, regardless of whether foreclosure is probable. Loans are identified as collateral dependent if the repayment is expected to be provided solely by the underlying collateral, through liquidation or operation of the collateral. When the fair value of the collateral is used to measure impairment on an impaired collateral-dependent loan and repayment or satisfaction of the loan is dependent on the sale of the collateral, the fair value of the collateral is adjusted to consider estimated costs to sell. If repayment is dependent only on the operation of the collateral, the fair value of the collateral is not adjusted for estimated costs to sell. If the fair value of the loan is less than the recorded investment, the Corporation recognizes impairment by either a direct write-down or establishing a specific allowance for the loan or by adjusting the specific allowance for the impaired loan. For an impaired loan that is collateral dependent, charge-offs are taken in the period in which the loan, or portion of the loan, is deemed uncollectible, and any portion of the loan not charged off is adversely credit risk rated at a level no worse than substandard.

A restructuring of a loan constitutes a TDR if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. TDR loans typically result from the Corporation’s loss mitigation activities and residential mortgage loans modified in accordance with guidelines similar to those of the U.S. government’s Home Affordable Modification Program, and could include rate reductions to a rate that is below market on the loan, principal forgiveness, term extensions, payment forbearance, refinancing of any past-due amounts, including interest, escrow, and late charges and fees, and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of collateral. Residential mortgage loans for which a binding offer to restructure has been extended are also classified as TDR loans. PCI loans are not classified as TDR.

TDR loans are classified as either accrual or nonaccrual. Loans in accrual status may remain in accrual status when their contractual terms have been modified in a TDR if the loans had demonstrated performance prior to the restructuring and payment in full under the restructured terms is expected. Otherwise, a loan on nonaccrual status and restructured as a TDR will remain on nonaccrual status until the borrower demonstrates a sustained period of performance (generally six consecutive months of payments, inclusive of consecutive payments made prior to the modification), and there is evidence that such payments can and are likely to continue as agreed.

In connection with commercial loan restructurings, the decision to maintain a loan that has been restructured on accrual status is based on a current, well-documented credit evaluation of the borrower’s financial condition and prospects for repayment under the modified terms. The credit evaluation reflects consideration of the borrower’s future capacity to pay, which may include evaluation of cash flow projections, consideration of the adequacy of collateral to cover all principal and interest, and trends indicating improving profitability and collectability of receivables. This evaluation also includes an evaluation of the borrower’s current willingness to pay, which may include a review of past payment history, an evaluation of the borrower’s willingness to provide information on a timely basis, and consideration of offers from the borrower to provide additional collateral or guarantor support.

The evaluation of mortgage and consumer loans for restructurings includes an evaluation of the client’s disposable income and credit report, the value of the property, the loan-to-value relationship, and certain other client-specific factors that have impacted the borrower’s ability to make timely principal and interest payments on the loan. In connection with residential and consumer restructurings, a nonperforming loan will be returned to accrual status when current as to principal and interest, under the revised terms, and upon sustained historical repayment performance.

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

A loan that had previously been modified in a TDR and is subsequently refinanced under current underwriting standards at a market rate with no concessionary terms is accounted for as a new loan and is no longer reported as a TDR.

Interest income on impaired loans is recognized based on the Corporation’s policy for recognizing interest on accrual and non-accrual loans.

Loans Acquired

All purchased loans are recorded at fair value at the date of acquisition. Loans acquired with evidence of credit deterioration since their origination and where it is probable at the date of acquisition that the Corporation will not collect all contractually required principal and interest payments are considered PCI loans. Evidence of credit quality deterioration as of the purchase date may include statistics such as past due and non-accrual status, credit scores, and revised loan terms. PCI loans have been aggregated into pools based on common risk characteristics. Each pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. In accounting for PCI loans, the difference between contractually required payments and the cash flows expected to be collected at acquisition is referred to as the nonaccretable difference. The nonaccretable difference, which is neither accreted into income nor recorded on the consolidated statement of financial condition, reflects estimated future credit losses expected to be incurred over the life of the pool of loans. The excess of cash flows expected to be collected over the estimated fair value of PCI loans is referred to as the accretable yield. This amount is not recorded on the statement of financial condition, but is accreted into interest income over the remaining life of the pool of loans, using the effective-yield method.

   Subsequent to acquisition, the Corporation continues to estimate cash flows expected to be collected over the life of the PCI loans using models that incorporate current key assumptions such as default rates, loss severity, and prepayment speeds. Decreases in expected cash flows will generally result in an impairment charge to the provision for loan and lease losses and the establishment of an allowance for loan and lease losses. Increases in expected cash flows will generally result in a reduction in any allowance for loan and lease losses established subsequent to acquisition and an increase in the accretable yield. The adjusted accretable yield is recognized in interest income over the remaining life of the pool of loans.

Resolutions of loans may include sales of loans to third parties, receipt of payments in settlement with the borrower, or foreclosure of the collateral. The Corporation’s policy is to remove an individual loan from a pool at its relative carrying amount. The carrying amount is defined as the loan’s current contractually required payments receivable less its remaining nonaccretable difference and accretable yield, but excluding any post-acquisition loan loss allowance. To determine the carrying value, the Corporation performs a pro-rata allocation of the pool’s total remaining nonaccretable difference and accretable yield to an individual loan in proportion to the loan’s current contractually required payments receivable compared to the pool’s total contractually required payments receivable.  This removal method assumes that the amount received from resolution approximates pool performance expectations. The remaining accretable yield balance is unaffected and any material change in the remaining effective yield caused by this removal method is addressed by the Corporation’s quarterly cash flow evaluation process for each pool. Modified PCI loans are not removed from a pool even if those loans would otherwise be deemed TDRs.

   Because the initial fair value of PCI loans recorded at acquisition includes an estimate of credit losses expected to be realized over the remaining lives of the loans, the Corporation separately tracks and reports PCI loans and excludes these loans from its delinquency and non-performing loan statistics.

   For acquired loans that are not deemed impaired at acquisition, subsequent to acquisition, the Corporation recognizes the difference between the initial fair value at acquisition and the undiscounted expected cash flows in interest income over the period in which substantially all of the inherent losses associated with the non-PCI loans at the acquisition date are estimated to occur. Thus, such loans are accounted for consistently with other originated loans, potentially being classified as nonaccrual or impaired, as well as being classified under the Corporation’s standard practice and procedures. In addition, these loans are considered in the determination of the allowance for loan losses.

Loans held for sale

Loans that the Corporation intends to sell or that the Corporation does not have the ability and intent to hold for the foreseeable future are classified as held for sale loans. Loans held for sale are stated at the lower of aggregate cost or fair value.  Generally, the loans held for sale portfolio consists of conforming residential mortgage loans that the Corporation intends to sell to the Government National Mortgage Association and government sponsored entities such as the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation. Generally, residential mortgage loans held for sale are valued on an aggregate portfolio basis and the value is primarily derived from quotations based on the mortgage-backed securities market. The amount by which cost exceeds market value in the aggregate portfolio of loans held for sale, if any, is accounted for as a valuation allowance with changes therein included in the determination of net income and reported as part of mortgage banking activities in the consolidated statement of income (loss). Loan costs and fees are deferred at origination and are recognized in income at the time of sale. The fair value of commercial loans held for sale is primarily derived from external appraisals with changes in the valuation allowance reported as part of other non-interest income in the consolidated statement of income (loss).

In certain circumstances, the Corporation transfers loans from/to held for sale or held for investment based on a change in strategy. If such a change in holding strategy is made, significant adjustments to the loans’ carrying values may be necessary. Reclassification of loans held for sale to held for investment are made at fair value on the date of transfer. Any difference between the carrying value and the fair value of the loan is recorded as an adjustment to non-interest income. Meanwhile, reclassification of loans held for investment to held for sale are made at the lower of cost or fair value on the date of transfer and establish a new cost basis upon transfer. Write-downs of loans transferred from held for investment to held for sale are recorded as charge-offs at the time of transfer.

Results of Operations

Net Interest Income

Net interest income is the excess of interest earned by First BanCorp. on its interest-earning assets over the interest incurred on its interest-bearing liabilities.  First BanCorp.’s net interest income is subject to interest rate risk due to the repricing and maturity mismatch of the Corporation’s assets and liabilities.  Net interest income for the year ended December 31, 2015 was $502.3 million, compared to $518.1 million and $514.9 million for 2014 and 2013, respectively.  On a tax-equivalent basis and excluding the changes in the fair value of derivative instruments, net interest income for the year ended December 31, 2015 was $520.0 million compared to $535.0 million and $527.4 million for 2014 and 2013, respectively.

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

       The net interest income is computed on an adjusted tax-equivalent basis and excluding the change in the fair value of derivative instruments. For the definition and reconciliation of this non-GAAP financial measure, refer to discussions below.

Part I
	Average volume			Interest income(1) / expense			Average rate(1)
Year Ended December 31,	2015	2014	2013	2015	2014	2013	2015	2014	2013
(Dollars in thousands)
Interest-earning assets:
Money market and other
short-term investments	$775,848	$742,929	$684,074	$2,148	$1,892	$1,927	0.28%	0.25%	0.28%
Government obligations (2)	474,275	350,175	338,571	10,420	8,258	7,892	2.20%	2.36%	2.33%
Mortgage-backed securities	1,489,423	1,669,406	1,666,091	44,909	54,291	52,841	3.02%	3.25%	3.17%
FHLB stock	26,522	27,155	30,941	1,075	1,169	1,359	4.05%	4.30%	4.39%
Other investments	777	320	1,330	-	-	-	0.00%	0.00%	0.00%
Total investments (3)	2,766,845	2,789,985	2,721,007	58,552	65,610	64,019	2.12%	2.35%	2.35%

Residential mortgage loans	3,272,464	2,751,366	2,681,753	181,400	153,373	148,033	5.54%	5.57%	5.52%
Construction loans	169,666	198,450	272,917	6,357	7,304	8,722	3.75%	3.68%	3.20%
C&I and commercial
mortgage loans	3,984,302	4,549,732	4,804,608	172,634	199,787	196,814	4.33%	4.39%	4.10%
Finance leases	228,709	240,268	240,479	18,259	19,530	20,591	7.98%	8.13%	8.56%
Consumer loans	1,670,245	1,806,646	1,799,402	186,120	205,278	220,089	11.14%	11.36%	12.23%
Total loans (4)(5)	9,325,386	9,546,462	9,799,159	564,770	585,272	594,249	6.06%	6.13%	6.06%
Total interest-earning
assets	$12,092,231	$12,336,447	$12,520,166	$623,322	$650,882	$658,268	5.15%	5.28%	5.26%

Interest-bearing liabilities:
Interest-bearing checking
accounts	$1,096,087	$1,075,513	$1,127,857	$5,440	$6,446	$8,419	0.50%	0.60%	0.75%
Savings accounts	2,533,689	2,426,171	2,344,444	13,660	15,416	15,852	0.54%	0.64%	0.68%
Certificates of deposit	2,294,939	2,296,314	2,310,200	25,246	26,371	29,264	1.10%	1.15%	1.27%
Brokered CDs	2,428,185	3,098,724	3,251,091	24,904	29,894	38,252	1.03%	0.96%	1.18%
Interest-bearing deposits	8,352,900	8,896,722	9,033,592	69,250	78,127	91,787	0.83%	0.88%	1.02%
Other borrowed funds	997,615	1,131,959	1,131,959	29,882	34,188	33,025	3.00%	3.02%	2.92%
FHLB advances	349,027	312,575	357,661	4,171	3,561	6,031	1.20%	1.14%	1.69%
Total interest-bearing
liabilities	$9,699,542	$10,341,256	$10,523,212	$103,303	$115,876	$130,843	1.07%	1.12%	1.24%
Net interest income				$520,019	$535,006	$527,425
Interest rate spread							4.08%	4.16%	4.02%
Net interest margin							4.30%	4.34%	4.21%

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
(5)

Interest income on loans includes $10.8 million, $14.2 million and $13.8 million for 2015, 2014 and 2013, respectively, of income from prepayment penalties and late fees related to the Corporation’s loan portfolio.

Part II

	2015 Compared to 2014			2014 Compared to 2013
	Increase (decrease)			Increase (decrease)
	Due to:			Due to:
	Volume	Rate	Total	Volume	Rate	Total
(In thousands)
Interest income on interest-earning
assets:
Money market and other
short-term investments	$86	$170	$256	$158	$(193)	$(35)
Government obligations	2,827	(665)	2,162	273	93	366
Mortgage-backed securities	(5,599)	(3,783)	(9,382)	105	1,345	1,450
FHLB stock	(27)	(67)	(94)	(163)	(27)	(190)
Total investments	(2,713)	(4,345)	(7,058)	373	1,218	1,591
Residential mortgage loans	28,967	(940)	28,027	3,870	1,470	5,340
Construction loans	(1,069)	122	(947)	(2,560)	1,142	(1,418)
C&I and commercial
mortgage loans	(24,531)	(2,622)	(27,153)	(10,816)	13,789	2,973
Finance leases	(927)	(344)	(1,271)	(18)	(1,043)	(1,061)
Consumer loans	(15,260)	(3,898)	(19,158)	855	(15,666)	(14,811)
Total loans	(12,820)	(7,682)	(20,502)	(8,669)	(308)	(8,977)
Total interest income	$(15,533)	$(12,027)	$(27,560)	$(8,296)	$910	$(7,386)
Interest expense on interest-bearing
liabilities:
Brokered CDs	$(6,673)	$1,683	$(4,990)	$(1,726)	$(6,632)	$(8,358)
Other interest-bearing deposits	1,001	(4,888)	(3,887)	136	(5,438)	(5,302)
Other borrowed funds	(4,026)	(280)	(4,306)	-	1,163	1,163
FHLB advances	430	180	610	(691)	(1,779)	(2,470)
Total interest expense	(9,268)	(3,305)	(12,573)	(2,282)	(12,686)	(14,967)
Change in net interest income	$(6,265)	$(8,722)	$(14,987)	$(6,015)	$13,596	$7,581

Portions of the Corporation’s interest-earning assets, mostly investments in obligations of some U.S. government agencies and sponsored entities, generate interest that is exempt from income tax, principally in Puerto Rico. Also, interest and gains on sales of investments held by the Corporation’s IBEs are tax-exempt under the Puerto Rico tax law (refer to “Income Taxes” below for additional information). To facilitate the comparison of all interest data related to these assets, the interest income has been converted to an adjusted taxable equivalent basis. The tax equivalent yield was estimated by dividing the interest rate spread on exempt assets by 1 less the Puerto Rico statutory tax rate as adjusted for changes to enacted tax rates (39.0%) and adding to it the average cost of interest-bearing liabilities. The computation considers the interest expense disallowance required by Puerto Rico tax law.

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

	Year Ended December 31,
	2015	2014	2013
(Dollars in thousands)
Interest income - GAAP	$605,569	$633,949	$645,788
Unrealized gain on derivative instruments	(139)	(1,258)	(1,695)
Interest income excluding valuations	605,430	632,691	644,093
Prepayment penalty income on a commercial mortgage loan
tied to an interest rate swap	-	(2,546)	-
Interest income excluding valuations and the $2.5 million
prepayment penalty collected	605,430	630,145	644,093
Tax-equivalent adjustment	17,892	18,191	14,175
Prepayment penalty collected on a commercial
mortgage loan	-	2,546	-
Interest income on a tax-equivalent basis excluding
valuations	623,322	650,882	658,268
Interest expense - GAAP	103,303	115,876	130,843

Net interest income - GAAP	$502,266	$518,073	$514,945

Net interest income excluding valuations and the $2.5 million
prepayment penalty income	$502,127	$514,269	$513,250

Net interest income on a tax-equivalent basis
excluding valuations	$520,019	$535,006	$527,425
Average Balances
Loans and leases	$9,325,386	$9,546,462	$9,799,159
Total securities and other short-term investments	2,766,845	2,789,985	2,721,007
Average interest-earning assets	$12,092,231	$12,336,447	$12,520,166

Average interest-bearing liabilities	$9,699,542	$10,341,256	$10,523,212
Average Yield/Rate
Average yield on interest-earning assets - GAAP	5.01%	5.14%	5.16%
Average rate on interest-bearing liabilities - GAAP	1.07%	1.12%	1.24%
Net interest spread - GAAP	3.94%	4.02%	3.92%
Net interest margin - GAAP	4.15%	4.20%	4.11%

Average yield on interest-earning assets excluding valuations
and the $2.5 million prepayment penalty income	5.01%	5.11%	5.14%
Average rate on interest-bearing liabilities excluding valuations	1.07%	1.12%	1.24%
Net interest spread excluding valuations and the $2.5 million
prepayment penalty income	3.94%	3.99%	3.90%
Net interest margin excluding valuations and the $2.5 million
prepayment penalty income	4.15%	4.17%	4.10%

Average yield on interest-earning assets on a tax-equivalent
basis and excluding valuations	5.15%	5.28%	5.26%
Average rate on interest-bearing liabilities
excluding valuations	1.07%	1.12%	1.24%
Net interest spread on a tax-equivalent basis and excluding
valuations	4.09%	4.16%	4.02%
Net interest margin on a tax-equivalent basis and excluding
valuations	4.30%	4.34%	4.21%

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

Derivative instruments, such as interest rate swaps, are subject to market risk. While the Corporation does have certain trading derivatives to facilitate customer transactions, the Corporation does not utilize derivative instruments for speculative purposes. As of December 31, 2015, most of the interest rate swaps outstanding are used for protection against rising interest rates, although not designated as hedges.  Refer to Note 31 of the Corporation’s audited financial statements for the year ended December 31, 2015 included in Item 8 of this Form 10-K for further details concerning the notional amounts of derivative instruments and additional information. As is the case with investment securities, the market value of derivative instruments is largely a function of the financial market’s expectations regarding the future direction of interest rates. Accordingly, current market values are not necessarily indicative of the future impact of derivative instruments on net interest income. This will depend, for the most part, on the shape of the yield curve, the level of interest rates, and the expectations for rates in the future.

2015 compared to 2014

Net interest income for the year ended December 31, 2015 amounted to $502.3 million, a decrease of $15.8 million, when compared to $518.1 million in 2014. The net interest margin, excluding fair value adjustments and the $2.5 million prepayment penalty collected on a commercial mortgage loan paid off in the fourth quarter of 2014, decreased by 2 basis points to 4.15% for 2015, compared to 2014.  The $15.8 million decrease in net interest income was primarily due to:

•         A $30.2 million decrease in interest income on commercial loans, including a decrease of approximately $24.5 million attributable to a $594.2 million decline in the average volume of such loans and the adverse impact of approximately $3.8 million in interest payments received from the PREPA credit facility accounted for on a cost-recovery basis since May 2015.

•         A $20.4 million decrease in interest income on consumer loans and finance leases, including a decrease of approximately $16.2 million related to a $148.0 million decrease in the average volume of such loans and a $3.8 million decrease due to the fact that the remaining discount on the credit card portfolio acquired in 2012 was fully accreted into income in the first half of 2014.

•         A $7.6 million decrease in interest income on MBS investments, including a decrease of approximately $4.6 million attributable to a $180.0 million decline in the average volume of MBS investments and a $3.0 million decrease related to lower yields reflecting, among other things, an acceleration of prepayments and the gradual reinvestment of MBS prepayments in lower-yielding investments given the low interest rate environment.

These variances were partially offset by:

•         A $28.6 million increase in the interest income on residential mortgage loans primarily related to the acquisition of several loan portfolios from Doral completed after the end of the first quarter of 2014, including the most recent acquisition in February 2015.

•         An $8.9 million decrease in interest expense on deposits, including a $5.0 million reduction in interest expense on brokered CDs primarily related to a $670.5 million decrease in the average volume of brokered CDs.  Interest expense on non-brokered interest-bearing deposits (i.e. savings, interest-bearing checking and retail CDs) decreased by $3.9 million mainly due to a lower deposit pricing that resulted in an 8 basis points reduction in the average cost of such deposits to 0.75% in 2015 from 0.83% in 2014.  The decrease in interest expense on non-brokered deposits was achieved despite the $126.7 million increase in the average balance of such deposits.

•         A $4.6 million decrease in interest expense on repurchase agreements mainly related to the aforementioned restructuring of $400 million of repurchase agreements and the netting effect of the $2.7 million interest income earned in 2015 on $200 million reverse repurchase agreements entered into in 2015 that qualifies for offsetting accounting pursuant to ASC 210-20-45-11.

 On an adjusted tax-equivalent basis, net interest income for the year ended December 31, 2015 decreased $15.0 million to $520.0 million when compared to 2014. In addition to the facts discussed above, the decrease for the 2015 period also includes a reduction of $0.3 million in the tax-equivalent adjustment attributable to a lower volume of tax-exempt assets, primarily MBS investments held by the Corporation’s IBE subsidiary, FirstBank Overseas Corporation.

2014 compared to 2013

Net interest income for the year ended December 31, 2014 amounted to $518.1 million, an increase of $3.1 million, when compared to $514.9 million in 2013. Net interest income for 2014 includes income from a prepayment penalty of $2.5 million recorded in the fourth quarter on a commercial mortgage loan paid by the borrower to compensate for the economic loss sustained by the Corporation in the early termination of an interest rate swap agreement that provided an economic hedge of the cash flows associated with this loan.  Such loss equals the mark-to-market unrealized losses recorded by the Corporation in prior periods for the terminated interest rate swap.  Net interest income, excluding valuations and the $2.5 million prepayment penalty, increased by $1.0 million to $514.3 million for 2014, as compared to 2013, and the related net interest margin increased by 7 basis points to 4.17%.  The increase in net interest income and margin was primarily driven by a reduction in the average cost of funds, improved deposit mix, and the maturity of high-cost borrowings.  In addition, net interest income and margin were favorably impacted by the acquisitions of residential mortgage loans from another financial institution completed in 2014, partially offset by lower yields on consumer loans and a decrease in the average volume of commercial and construction loans. The main drivers of the increase were:

•         A decline of $8.4 million in interest expense on brokered CDs for 2014, when compared to 2013.  For the year ended December 31, 2014, the average cost of brokered CDs decreased by 22 basis points to 0.96% compared to 2013, and the average balance of brokered CDs for 2014 decreased by $152.4 million, compared to 2013. In 2014, the Corporation repaid approximately $1.75 billion of maturing brokered CDs with an all-in cost of 0.81% and issued $1.5 billion of new brokered CDs with an all-in cost of 0.79%.

•         A net decrease of $5.3 million in interest expense on non-brokered deposits for 2014, when compared to 2013.  The Corporation’s strategic focus remains to grow non-brokered deposits and improve the overall funding mix.  For the year ended December 31, 2014, the average rate paid on non-brokered deposits decreased by 10 basis points to 0.83% compared to the same period in 2013. The average balance of non-brokered deposits for the year ended December 31, 2014 increased by $15.5 million to $5.8 billion, compared to the same period in 2013.

•         A decrease of approximately $2.5 million in interest expense on FHLB advances for 2014, as compared to 2013.  In the latter part of 2013, the Corporation repaid approximately $53.4 million of FHLB advances with an all-in cost of 4.94% and issued $25 million in the third quarter of 2014 with an all-in cost of 1.79%. This was partially offset by contractual repricings of certain structured repurchase agreements totaling $200 million that resulted in an increase of approximately $1.2 million in interest expense.

•         An increase of $8.7 million in interest income attributable to acquisitions of residential mortgage loans from another financial institution completed in 2014.  Interest income on mortgage loans acquired from Doral Financial on May 30, 2014 was approximately $6.3 million higher than the interest income recorded in 2013 on Doral Financial’s previous commercial secured borrowings.  Refer to “Provision and Allowance for Loan and Lease Losses” discussion below for additional information about this transaction completed in the second quarter of 2014.  In addition, interest income of $2.4 million was recorded in 2014 in connection with a $192.6 million portfolio of performing residential mortgage loans purchased from Doral Bank early in the fourth quarter.

The aforementioned variances were partially offset by:

•         A decrease of approximately $16.7 million in interest income on consumer loans attributable to a reduction in the average yield. The average yield of consumer loans (including finance leases) decreased to 10.98% for 2014, from 11.80% for 2013.  The decline in the average yield reflects both the impact of lower rates on new loan originations given the current level of interest rates and the fact that the remaining discount related to the credit card portfolio acquired in 2012 was fully accreted into income during the first half of 2014.  The discount accretion included in interest income in 2014 was $3.8 million compared to $9.6 million in 2013, a decrease of $5.8 million.

•         A $1.6 million reduction in interest income on commercial and construction loans driven by a $177.2 million decrease in the average volume of such portfolios, excluding the average volume of Doral’s secured borrowings, partially offset by higher yields.

•         A 4 basis points reduction in the average yield of MBS investments, or a decrease in interest income of approximately $0.7 million, mainly reflecting the gradual reinvestment of MBS prepayments in lower-yielding investments given the low interest rate environment or the deposit of such prepayments in cash balances maintained at the Federal Reserve Bank.

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

During 2015, the Corporation recorded a provision for loan and lease losses of $172.0 million, compared to $109.5 million in 2014 and $243.8 million in 2013.  The provision for the year ended December 31, 2015 includes a $46.9 million charge associated with commercial loans held for investment included in the bulk sale of assets completed in the second quarter of 2015.

2015 compared to 2014

The adjusted provision for loan and lease losses, excluding the impact of the 2015 bulk sale of assets, increased by $15.6 million in 2015, as compared to 2014 driven by:

•        A $35.5 million increase in the provision for commercial and construction loans, including a $35 million increase in the general reserve related to commercial loans extended to or guaranteed by the Puerto Rico Government (excluding municipalities) that reflects the migration of loans guaranteed by the TDF to adverse classification categories as well as a $19.2 million charge related to qualitative factors adjustments that stressed the historical loss rates applied to the Government loans (excluding municipalities). As of December 31, 2015 the total reserve coverage ratio (general and specific reserves) related to commercial loans extended to or guaranteed by the Puerto Rico Government (excluding municipalities) was 19%. The increase also reflects reductions in loan loss recoveries of $11.5 million in the Florida region, as shown below.  This was partially offset by an $8.1 million reserve release for construction loans recorded in the fourth quarter of 2015 that reflects adjustments to the general reserve given the stabilization in the asset quality of land loans.

•        A $12.9 million increase in the provision for residential mortgage loans driven by several factors including inherent loss severities of loans in late stages of delinquency, decreases in appraised values, the overall increase in the size of this portfolio and the establishment of a $4.0 million reserve for PCI loans acquired from Doral Financial in May 2014.  The reserve for PCI loans was driven by the revision of the expected cash flows of the portfolio for the remaining term of the loan pool based on market conditions.

Partially offset by:

•        A decrease in the provision for consumer loans of $32.8 million mainly due to improvements in charge-off trends and lower loss severity rates on auto loans.  Consumer loans net charge-offs decreased by $16.7 million for 2015 compared to 2014, including loan loss recoveries of $2.7 million on the sale in the second quarter of 2015 of certain auto and personal loans that had been fully charged-off in prior periods.  The decrease in the provision also reflects the decline in the size of this portfolio.

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

2014 compared to 2013

During 2014, the Corporation recorded a provision for loan and lease losses of $109.5 million, compared to $243.8 million in 2013.  The provision for the year ended December 31, 2013 includes a charge of $132.0 million related to the bulk sales of adversely classified and non-performing assets and the transfer of certain construction and commercial loans to held for sale in the first half of 2013.  The adjusted non-GAAP provision for loan and lease losses, excluding the impact of the bulk sales of assets and transfer of certain commercial loans to held for sale in 2013, decreased by $2.2 million in 2014, as compared to 2013, mainly related to higher recoveries in the United States region, a decrease in the size of the construction and commercial portfolios, and an improved residential mortgage loan portfolio composition following the sale of non-performing residential assets in 2013, partially offset by an increase in the provision for consumer loans.  The most significant drivers of the decrease in the non-GAAP adjusted provision include:

•        Continued improvements in the Florida region in terms of recoveries of amounts previously charged-off, stability of collateral values and reductions in adversely classified assets.  For the year ended December 31, 2014, the Corporation recorded a negative provision of $27.7 million compared to a negative provision of $10.7 million for 2013. Higher negative provisions in 2014 were primarily related to higher recoveries, releases related to updated appraisals, a lower level of adversely classified assets related to the commercial and construction portfolios, and lower reserve requirements for residential mortgage loans evaluated for impairment purposes. The following table sets forth a detail of the charge-offs and recoveries recorded in the Florida region for 2015, 2014, and 2013:

	Year Ended
	December 31,
	2015	2014	2013
		(In thousands)

Charge-offs	$(2,182)	$(1,398)	$(9,857)
Recoveries	2,554	14,210	5,075
Net recoveries (charge-offs)	$372	$12,812	$(4,782)

•         An $8.1 million reduction in the provision for residential mortgage loans in the Puerto Rico region driven by an improved portfolio composition following the sale of non-performing residential assets in 2013.

•         A $6.5 million decrease in the provision for the commercial and construction portfolio in the Puerto Rico region mainly related to certain recoveries of amounts previously charged-off related to construction loans and updated appraisals on commercial mortgage loans.

On May 30, 2014, FirstBank purchased from Doral Financial all of its rights, title and interest in first and second mortgage loans having an unpaid principal balance of approximately $241.7 million for an aggregate price of approximately $232.9 million.  Doral Financial had pledged the mortgage loans to FirstBank as collateral for secured borrowings pursuant to a series of credit agreements between the parties entered into in 2006.  As consideration for the purchase of the mortgage loans, FirstBank credited approximately $232.9 million as full satisfaction of the outstanding balance of the Doral Financial secured borrowings plus interest owed to FirstBank.  The estimated fair value of the mortgage loans at acquisition was $226.0 million.  This transaction resulted in a loss of $6.9 million derived from the difference between the fair value of the mortgage loans acquired, $226.0 million, and the book value of the secured borrowings of $232.9 million.  Approximately $5.5 million of the loss was part of the general allowance for loan losses established for commercial loans in prior periods; thus, an additional charge to the provision of $1.4 million was recorded in 2014.

Partially offset by:

•         A $25.7 million increase in the provision for consumer loans in the Puerto Rico region mainly due to higher charge-offs and adjustments to account for higher loss severity rates on the auto loan portfolio, partially offset by a decrease in the provision for credit card loans tied to the decrease in the size of this portfolio.

Non-Interest Income (Loss)

The following table presents the composition of non-interest income (loss):

	2015	2014	2013
(In thousands)
Service charges on deposit accounts	$20,330	$16,709	$16,974
Mortgage banking activities	17,217	14,685	16,830
Insurance income	7,058	6,868	5,955
Broker-dealer income	-	459	97
Other operating income	32,794	30,033	28,079

Non-interest income before net (loss) gain on investments, bargain purchase gain, gain on sale of merchant contracts,equity in loss of
unconsolidated entity, and write-off of collateral pledged to Lehman	77,399	68,754	67,935

Net gain on sale of investments	-	262	-
OTTI on equity securities	-	-	(42)
OTTI on debt securities	(16,517)	(388)	(117)
Net loss on investments	(16,517)	(126)	(159)
Impairment - collateral pledged to Lehman	-	-	(66,574)
Bargain purchase gain	13,443	-	-
Gain on sale of merchant contracts	7,000	-	-
Equity in loss of unconsolidated entity	-	(7,280)	(16,691)
Total	$81,325	$61,348	$(15,489)

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

Equity in earnings (losses) of unconsolidated entity relates to FirstBank’s investment in CPG/GS, the entity that purchased $269 million of loans from FirstBank during the first quarter of 2011. The Bank holds a 35% subordinated ownership interest in CPG/GS. The majority owner of CPG/GS is entitled to recover its initial investment and a priority return of 12% prior to any return paid to the Bank. The adjustments of $7.3 million recorded in the first half of 2014 reduced to zero the book value of the Bank’s investment in CPG/GS.  No negative investments need to be reported as the Bank has no legal obligation or commitment to provide further financial support to this entity; thus, no further losses are being recorded on this investment. Any potential increase in the carrying value of the investment in CPG/GS, under the Hypothetical Liquidation Book Value method would depend upon how better off the Bank is at the end of the period than it was at the beginning of the period after the waterfall calculation performed to determine the amount of gain allocated to the investors. Refer to Note 15 of the Corporation’s audited financial statements for the year ended December 31, 2015 included in Item 8 of this Form 10-K for additional information about the Bank’s investment in CPG/GS.

The bargain purchase gain is related to assets acquired and deposits assumed from Doral Bank in the first quarter of 2015.  On February 27, 2015, FirstBank acquired 10 Puerto Rico branches of Doral Bank, assumed $522.7 million in deposits related to such branches, acquired approximately $324.8 million in principal balance of loans, primarily residential mortgage loans, acquired $5.5 million of property, plant and equipment and received $217.7 million of cash, through an alliance with Popular, who was the successful lead bidder with the FDIC on the failed Doral Bank, as well as other co-bidders.  Under the FDIC’s bidding format, Popular was the lead bidder and party to the purchase and assumption agreement with the FDIC covering all assets and deposits to be acquired by Popular and its alliance co-bidders. Popular entered into back to back purchase assumption agreements with the alliance co-bidders, including FirstBank, for the transferred assets and deposits. There is no loss-share arrangement with the FDIC related to the acquired assets. The gain of $13.4 million represents the excess of the estimated fair value of the assets acquired (including cash payments of $217.7 million received from the FDIC) over the estimated fair value of the liabilities assumed and is influenced significantly by the FDIC-assisted transaction process. Refer to Note 2 of the Corporation’s audited financial statements for the year ended December 31, 2015 included in Item 8 of this Form 10-K for further information, including the fair values of assets acquired and liabilities assumed in this transaction.

The gain on sale of merchant contracts is associated with a long-term strategic marketing alliance entered during the fourth quarter of 2015 as part of the sale of FirstBank’s merchant contracts portfolio.  Effective October 31, 2015, FirstBank entered into a long-term strategic marketing alliance with Evertec, Inc. (“Evertec”) to which FirstBank sold its merchant contracts portfolio and related POS terminals.  Evertec acquired FirstBank’s merchant contracts and will continue to provide processing services, customer service and support operations to FirstBank’s merchant locations. Merchant services will be marketed through FirstBank’s branches and offices in Puerto Rico and the Virgin Islands. Under the 10-year marketing and referral agreement, FirstBank and Evertec will share, in accordance with agreed terms, revenues generated by the existing and incremental merchant contracts over the term of the agreement.  The Corporation sold the merchant contracts for $10.0 million, recorded a gain on sale of $7.0 million in the fourth quarter of 2015 and deferred $3.0 million to be recognized into income over the marketing and referral agreement term.

2015 compared to 2014

Non-interest income for 2015 amounted to $81.3 million, compared to non-interest income of $61.3 million for 2014.  Non-interest income for 2015 includes significant unusual items such as OTTI charges of $15.9 million on Puerto Rico Government debt securities, a $13.4 million bargain purchase gain related to assets acquired and deposits assumed from Doral Bank in the first quarter of 2015, and the $7.0 million gain on the sale of merchant contracts.  Excluding the aforementioned significant items, non-interest income increased by $15.4 million primarily due to:

•         The impact in 2014 of the $7.3 million equity in loss of unconsolidated entity on the Bank’s investment in CPG/GS.

•         A $3.6 million increase in service charges on deposits primarily associated with the deposits assumed from Doral late in February 2015 as well as the implementation of new service and transactional fees on certain products beginning in the fourth quarter of 2015.

•         A $2.5 million increase in revenues from the mortgage banking business driven by a $1.2 million decrease in losses on TBAs MBS forward contracts, a $1.1 million decrease in charges related to compensatory fees imposed by government-sponsored agencies, and a $0.2 million increase in servicing fees tied to a larger portfolio.  Realized gains on sales of residential mortgage loans amounting to $13.5 million in 2015 remained flat as compared to 2014.  Loans sold in the secondary market to U.S. government-sponsored entities amounted to $427.9 million in 2015, compared to $337.2 million in 2014.  Higher margins were observed in 2014 due, in part, to the sale of re-performing mortgage loans.

•         A $1.3 million increase in merchant-related income despite the sale of merchant-contracts completed early in the fourth quarter of 2015.

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

Partially offset by:

•         A $2.1 million decrease in revenues from mortgage banking activities driven by a $3.1 million decrease in net gains on sales of loans as a result of a lower volume of sales and securitizations and a $0.8 million increase in expenses related to breaches of representations and warranties on residential mortgage sales and compensatory fees imposed by government-sponsored agencies.  In addition, there was a $0.2 million decrease in servicing fees reflecting the expiration of the interim servicing agreement related to loans included in the bulk sales of 2013.  Loan sales for 2014 of $337.2 million resulted in a realized gain of $12.0 million, compared to sales and securitizations of $579.8 million and a related realized gain of $15.1 million recorded in 2013. These variances were partially offset by the positive variance resulting from the impact in the first half of 2013 of a $1.8 million lower of cost or market valuation charge on residential mortgage loans held for sale.

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

Non-Interest Expenses

The following table presents the components of non-interest expenses:

	2015	2014	2013
(In thousands)
Employees' compensation and benefits	$150,059	$135,422	$130,815
Occupancy and equipment	59,295	58,290	60,746
Insurance and supervisory fees	29,021	39,131	48,470
Taxes, other than income taxes	12,669	18,089	18,109
Professional fees:
Collections, appraisals and other credit-related fees	12,833	12,064	12,659
Outsourcing technology services	18,547	18,439	14,144
Other professional fees	24,252	17,437	22,641
Credit and debit card processing expenses	16,177	15,449	12,909
Business promotion	15,234	16,531	15,977
Communications	7,726	7,766	7,401
Net loss on OREO and OREO operations	15,788	20,596	42,512
Loss contingency for attorneys' fees-Lehman litigation	-	-	2,500
Other	22,229	19,039	26,145
Total	$383,830	$378,253	$415,028

2015 compared to 2014

Non-interest expenses for 2015 were $383.8 million compared to $378.3 million for 2014.  Non-interest expenses for 2015 include significant unusual items such as the $4.6 million of acquisition and conversion costs related to the Doral Bank transaction, $1.2 million of expenses and losses related to the bulk sale of assets and costs of $2.2 million related to a voluntary early retirement program.  Excluding the aforementioned significant items, non-interest expenses decreased by $2.5 million primarily due to:

•         A $10.5 million decrease in the FDIC insurance premium expense reflecting, among other things, the continued decrease in brokered CDs, a strengthened capital position and an improved earnings to assets average ratio for most of the year. This expense is included as part of “Insurance and supervisory fees” in the table above.

•         A $5.4 million decrease in taxes, other than income taxes, reflecting the elimination of Puerto Rico’s national gross receipts tax effective January 1, 2015 that represented a decrease of approximately $5.7 million, partially offset by incremental costs of approximately $0.5 million associated with the sales and use tax including the new 4% sales and use tax applicable to business-to-business services and designated professional services.

•         A $5.0 million decrease in OREO-related expenses reflecting an increase of $3.7 million in rental income from income-producing OREO properties and a $2.0 million decrease in losses on the sale of OREO properties, partially offset by higher OREO operating expenses such as repairs and management fees.

•         A $1.3 million decrease in business promotion expenses mainly due to lower marketing expenses.

Partially offset by:

•         A $3.1 million increase in total professional service fees, excluding the portion of acquisition and conversion costs and expenses incurred in the bulk sale of assets amounting $4.6 million included as part of professional service fees, driven by: (i) $3.6 million in interim servicing costs incurred in the first half of 2015 related to loans and deposits acquired from Doral Bank in late February 2015 up to the completion of the conversion in May 2015 (upon competition of the conversion, the ongoing costs related to the processing and maintenance of these accounts are lower), (ii) $1.3 million in consulting and legal expenses for special projects as well as strategic, stress testing and capital planning matters that are not expected to be incurred on an ongoing basis, and (iii) a $0.8 million increase in collections, appraisals and other credit related professional service fees related to troubled loan resolution efforts.  These increases were partially offset by a $2.2 million decrease in legal fees, including the impact in 2014 of $1.2 million of professional fees incurred in the two separate acquisitions of mortgage loans from Doral Financial and Doral Bank in 2014.

•         A $12.3 million increase in employees’ compensation and benefit expenses, excluding the $2.2 million costs related to the voluntary early retirement program, mainly due to salary merit increases, the impact of personnel costs related to the branches acquired from Doral, which accounted for approximately $2.7 million of the increase, a $1.4 million increase in stock-based compensation expense, and a $2.1 million increase in incentive and performance-based compensation. The voluntary early retirement program completed in 2015 is expected to result in an annual saving of approximately $1.9 million for 2016.

•         A $1.0 million increase in occupancy and equipment costs primarily related to rental, depreciation and maintenance expenses associated with the acquired Doral branches.

•         A $3.2 million increase in “other expenses” in the table above, that primarily includes increases in supplies, printing and the amortization of the core deposit intangible associated with the acquired Doral branches and a $0.9 million increase in the provision for unfunded loan commitments.

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

•         The $2.5 million loss contingency recorded in 2013 related to attorneys’ fees granted by the court to Barclays Capital in connection with the denial of the Corporation’s Summary Judgment on its claim to recover assets pledged to Lehman.

•         A $1.7 million decrease in non-interest expenses associated with the secondary offering of the Corporation’s common stock by certain of the existing stockholders that occurred in the third quarter of 2013, primarily included as part of “Other” in the table above.

•         A $1.7 million decrease in costs associated with the conversion of the credit card processing platform in 2013, primarily included as part of “Other” in 2013.

•         A $1.4 million decrease in professional fees. This variance reflects the impact of $6.9 million in professional fees related to the bulk sales of assets completed during the first and second quarters of 2013 and the impact of $1.2 million in professional fees associated with a terminated preferred stock exchange offer in the first quarter of 2013.  These decreases were partially offset by an increase of $4.3 million in professional services related to the outsourcing of technology services, mainly due to services provided by FIS under a multi-year technology outsourcing agreement executed by the Corporation at the beginning of the second quarter of 2013, $1.2 million of professional fees incurred in the two separate acquisitions of mortgage loans from Doral Financial and Doral Bank in 2014, and a $0.9 million increase in legal, collection fees and other costs incurred in troubled loan resolution efforts.

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

Income Taxes

Income tax expense includes Puerto Rico and USVI income taxes as well as applicable United States federal and state taxes. The Corporation is subject to Puerto Rico income tax on its income from all sources. As a Puerto Rico corporation, First BanCorp. is treated as a foreign corporation for U.S. and USVI income tax purposes and is generally subject to U.S. and USVI income tax only on its income from sources within the U.S. and USVI or income effectively connected with the conduct of a trade or business in those regions. Any tax paid in the U.S. and USVI is also creditable against the Corporation’s Puerto Rico tax liability, subject to certain conditions and limitations.

Under the Puerto Rico Internal Revenue Code of 2011, as amended, the Corporation and its subsidiaries are treated as separate taxable entities and are not entitled to file consolidated tax returns and, thus, the Corporation is not able to utilize losses from one subsidiary to offset gains in another subsidiary. Accordingly, in order to obtain a tax benefit from a net operating loss, a particular subsidiary must be able to demonstrate sufficient taxable income within the applicable NOL carry forward period. The 2011 PR Code provides a dividend received deduction of 100% on dividends received from “controlled” subsidiaries subject to taxation in Puerto Rico and 85% on dividends received from other taxable domestic corporations.

The Corporation has maintained an effective tax rate lower than the maximum statutory rate in Puerto Rico mainly by investing in government obligations and mortgage-backed securities exempt from U.S. and Puerto Rico income taxes and by doing business through an International Banking Entity unit of the Bank, and through the Bank’s subsidiary, FirstBank Overseas Corporation, whose interest income and gain on sales is exempt from Puerto Rico income taxation. The IBE unit and FirstBank Overseas Corporation were created under the International Banking Entity Act of Puerto Rico, which provides for total Puerto Rico tax exemption on net income derived by IBEs operating in Puerto Rico on the specific activities identified in the IBE Act. An IBE that operates as a unit of a bank pays income taxes at the corporate standard rates to the extent that the IBE’s net income exceeds 20% of the bank’s total net taxable income.

For additional information relating to income taxes, see Note 26 to the Corporation’s audited financial statements for the year ended December 31, 2015 included in Item 8 of this Form 10-K, including the reconciliation of the statutory to the effective income tax rate for 2015, 2014 and 2013.

 2015 compared to 2014

For 2015, the Corporation recorded an income tax expense of $6.4 million compared to an income tax benefit of $300.6 million for 2014. The income tax benefit for the year 2014 primarily reflects a $302.9 million partial reversal of the valuation allowance of the

Bank’s deferred tax assets. Other variances are primarily related to a higher taxable income in 2015 and the disallowance of $7.7 million of NOL carryforwards. The effective tax rate for year ended December 31, 2015 is 23%.

In 2010, the Corporation established a valuation allowance for substantially all of the deferred tax assets of its banking subsidiary, FirstBank, primarily due to significant operational losses driven by charges to the provision for loan losses, a three-year cumulative loss position as of the end of the year 2010, and uncertainty regarding the amount of future taxable income that the Bank could forecast. As of December 31, 2014, based upon the assessment of all positive and negative evidence, management concluded that it was more likely than not that FirstBank will generate sufficient taxable income within the applicable NOL carry-forward periods to realize $308.2 million of its deferred tax assets and, therefore reversed $302.9 million of the valuation allowance.

The Corporation’s net deferred tax assets amounted to $311.3 million as of December 31, 2015, net of a valuation allowance of $201.7 million.  The net deferred tax assets of the Corporation’s banking subsidiary, FirstBank, amounted to $306.4 million as of December 31, 2015, net of a valuation allowance of $174.7 million.  During 2015, management reassessed the need for a valuation allowance and concluded, based upon the assessment of all positive and negative evidence, that it is more likely than not that FirstBank will generate sufficient taxable income within the applicable NOL carry-forward periods to realize $306.4 million of its deferred tax asset. The positive evidence considered by management to conclude on the adequacy of the valuation allowance as of December 31, 2015 includes factors such as: FirstBank’s return to profitability, forecasts of future profitability under several potential scenarios that support the partial utilization of NOLs prior to their expiration between 2021 through 2024, the taxable year 2015 being the first year with taxable income since 2008, sustained pre-tax pre-provision for loan losses income which demonstrates demand for FirstBank’s products and services, the Doral Bank transaction which resulted in market share expansion, and improvements in credit quality measures that have resulted in reduced credit exposures and have improved both sustainability of profitability and management’s ability to forecast future losses, which in turn led to actions such as the lifting of the FDIC Consent Order during 2015. The negative evidence considered by management includes that the Bank remains in a three-year cumulative loss position of $69.9 million due to significant charges to the provision for loan losses as a result of bulk sales of adversely classified and non-performing loans in 2013 and 2015. However, this loss position is significantly lower than the three-year cumulative pre-tax loss position of $860.3 million as of December 31, 2010, the year when a full valuation allowance was established. Other negative factors include Puerto Rico’s current economic conditions and the still elevated levels of non-performing assets.

   In determining whether management’s projections of future taxable income used to determine the valuation allowance reversal are reliable, management considered objective evidence supporting the forecast’s assumptions as well as recent experience to conclude as to the Bank’s ability to reasonably project future results of operations. The analysis included the evaluation of multiple financial scenarios, including scenarios where credit losses remain elevated. Further, while Puerto Rico’s economy is expected to remain challenging due to inherent uncertainties, the Corporation believes that it can reasonably forecast future taxable income at sufficient levels over the future period of time that FirstBank has available to realize part of the December 31, 2015 net deferred tax asset as further described below.

   The Corporation expects to realize approximately $182.1 million of deferred tax assets associated with FirstBank’s NOLs prior to their expiration periods, compared to $188.4 million expected to be realized as of December 31, 2014. In addition, as of December 31, 2015, approximately $127.8 million of the deferred tax assets of the Corporation are attributable to temporary differences or tax credit carry-forwards that have no expiration date, compared to $123.1 million in 2014. Approximately $19.4 million of other non-NOL related deferred tax assets of the Corporation are fully reserved with a valuation allowance, compared to $16.7 million as of December 31, 2014, given limitations and uncertainties as to their future utilization. The increase in fully reserved deferred tax assets is related to the increase in other than temporary impairments on investment securities. The ability to recognize the remaining deferred tax assets that continue to be subject to a valuation allowance will be evaluated on a quarterly basis to determine if there are any significant events that would affect the ability to utilize these deferred tax assets.

As of December 31, 2015, the Corporation did not have UTBs recorded on its books. During 2014, the Corporation reached a final settlement with the IRS in connection with the 2007-2009 examination periods. As a result, during 2014, the Corporation released a portion of its reserve for uncertain tax positions, resulting in a tax benefit of $1.8 million, and paid $2.5 million to settle the tax liability resulting from the audit. During the second quarter of 2015, the Corporation settled the previously accrued interest of $1.3 million related to the aforementioned IRS examination. The Corporation classifies all interest and penalties, if any, related to tax uncertainties as income tax expense. Audit periods remain open for review until the statute of limitations has passed. The statute of limitations under the 2011 PR code is 4 years; the statute of limitations for each of Virgin Islands and U.S. income tax purposes is each three years after a tax return is due or filed, whichever is later. The completion of an audit by the taxing authorities or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Corporation’s liability for income taxes. Any such adjustment could be material to the results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. For Virgin Islands and U.S. income tax purposes, all tax years subsequent to 2011 remain open to examination. The 2012 U.S. federal tax return is currently under examination by the IRS. For Puerto Rico tax purposes, all tax years subsequent to 2011 remain open to examination.

During 2013, the Puerto Rico Government approved Act No. 40, which imposed a national gross receipts tax.  The national gross receipts tax for financial institutions was computed on the basis of 1% of gross income net of allowable exclusions. Subject to certain limitations, a financial institution was able to claim a credit of 0.5% of its gross income against its regular income tax or the alternative minimum tax. However, on December 22, 2014, the Governor of Puerto Rico signed Act No. 238, which amended the 2011 PR Code. Act No. 238 clarified that the national gross receipts tax was not applicable to taxable years starting after December 31, 2014. Accordingly, the Corporation did not record a national gross receipts tax expense for 2015. During the year 2014, a $5.7 million gross receipts tax expense was included as part of “Taxes, other than income taxes” in the consolidated statement of income and a $2.9 million benefit related to this credit was recorded as a reduction to the provision for income taxes.

   On May 28 and September 30, 2015, the Puerto Rico legislature approved Act 72-2015 and Act 159-2015, respectively, which enacted amendments to the 2011 PR Code. The amendments related to the income tax provision include changes to the alternative minimum tax computation, and changes to the use limitation on NOLs and capital losses for 2015 and future taxable years. The change in the tax law affected the Corporation’s income tax computation by limiting the NOL deduction to 80% of taxable income, compared to a 90% limitation in prior years.

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

OPERATING SEGMENTS

Based upon the Corporation’s organizational structure and the information provided to the Chief Executive Officer of the Corporation and, to a lesser extent, the Board of Directors, the operating segments are driven primarily by the Corporation’s lines of business for its operations in Puerto Rico, the Corporation’s principal market, and by geographic areas for its operations outside of Puerto Rico.  As of December 31, 2015, the Corporation had six reportable segments: Commercial and Corporate Banking; Consumer (Retail) Banking; Mortgage Banking; Treasury and Investments; United States operations; and Virgin Islands operations.  Management determined the reportable segments based on the internal reporting used to evaluate performance and to assess where to allocate resources.  Other factors such as the Corporation’s organizational chart, nature of the products, distribution channels and the economic characteristics of the products were also considered in the determination of the reportable segments. For additional information regarding First BanCorp.’s reportable segments, please refer to Note 33, “Segment Information,” to the Corporation’s audited financial statements for the year ended December 31, 2015 included in Item 8 of this Form 10-K.

The accounting policies of the segments are the same as those described in Note 1, “Nature of Business and Summary of Significant Accounting Policies,” to the Corporation’s audited financial statements for the year ended December 31, 2015 included in Item 8 of this Form 10-K. The Corporation evaluates the performance of the segments based on net interest income, the estimated provision for loan and lease losses, non-interest income, and direct non-interest expenses. The segments are also evaluated based on the average volume of their interest-earning assets less the allowance for loan and lease losses. In 2015, 2014, and 2013, other operating expenses not allocated to a particular segment amounted to $103.9 million, $94.3 million, and $94.1 million, respectively. Expenses pertaining to corporate administrative functions that support the operating segment but are not specifically attributable to or managed by any segment are not included in the reported financial results of the operating segments. The unallocated corporate expenses include certain general and administrative expenses and related depreciation and amortization expenses.

     The Treasury and Investments segment lends funds to the Consumer (Retail) Banking, Mortgage Banking and Commercial and Corporate Banking segments to finance their lending activities and borrows from those segments and from the United States Operations Segment. The Consumer (Retail) Banking and the United States Operations segment also lend funds to other segments. The interest rates charged or credited by Treasury and Investment, the Consumer (Retail) Banking and the United States Operations segments are allocated based on market rates. The difference between the allocated interest income or expense and the Corporation’s actual net interest income from centralized management of funding costs is reported in the Treasury and Investments segment.

Commercial and Corporate Banking

The Commercial and Corporate Banking segment consists of the Corporation’s lending and other services across a broad spectrum of industries ranging from small businesses to large corporate clients, including the public sector.  FirstBank has developed expertise in a wide variety of industries. The Commercial and Corporate Banking segment offers commercial loans, including commercial real estate and construction loans, and floor plan financings, as well as other products, such as cash management and business management services.  This segment also includes the Corporation’s broker-dealer activities, which are primarily concentrated in municipal securities underwriting and financial advisory services. A substantial portion of the commercial and corporate banking portfolio is secured by the underlying value of the real estate collateral and the personal guarantees of the borrowers. Since commercial loans involve greater credit risk than a typical residential mortgage loan because they are larger in size and more risk is concentrated in a single borrower, the Corporation has and maintains a credit risk management infrastructure designed to mitigate potential losses associated with commercial lending, including underwriting and loan review functions, sales of loan participations and continuous monitoring of concentrations within portfolios.

The highlights of the Commercial and Corporate Banking segment’s financial results for the years ended December 31, 2015, 2014 and 2013 include the following:

•         Segment loss before taxes for the year ended December 31, 2015 was $15.8 million compared to income of $69.1 million for 2014 and a loss of $5.0 million for 2013.

•         Net interest income for the year ended December 31, 2015 was $115.8 million compared to $150.9 million and $157.7 million for the years ended December 31, 2014 and 2013, respectively. The decrease in net interest income for 2015, compared to 2014, was mainly related to a decrease of $617.2 million in the average balance of commercial and construction loans in Puerto Rico and the adverse impact of the approximately $3.8 million in interest payments received from the PREPA credit facility accounted for on a cost-recovery basis since May 2015.  The decrease in net interest income for 2014, compared to 2013, was mainly related to a decrease of $721.4 million in the average balance of commercial loans and construction loans in Puerto Rico.  In addition, there was a $2.8 million reduction in interest income attributable to commercial secured borrowings owed by Doral that were satisfied in 2014 with the acquisition of mortgage loans that served as collateral for these borrowings.

•         The provision for loan losses for 2015 was $101.6 million compared to $40.1 million and $102.0 million for 2014 and 2013, respectively.  The provision for 2015 includes a charge of $46.9 million related to the bulk sale of assets completed in the second quarter of 2015.  Excluding the effect of the bulk sale, the provision for this business segment increased $14.6 million in 2015, reflecting a $35 million increase in the general reserve for commercial loans extended to or guaranteed by the Puerto Rico Government (excluding municipalities) due to the migration of certain loans to adverse classification categories and the $19.2 million charge related to increased qualitative reserve factors applied to these loans.  This increase was partially offset by an $8.1 million general reserve release for construction-land loans given the stabilization in the asset quality of this portfolio, a $5.1 million increase in loan loss recoveries on commercial and construction loans in Puerto Rico and the overall decrease in the size of this portfolio.  The decrease in 2014, compared to 2013, reflects the charge of approximately $56.9 million related to the bulk sale of adversely classified assets and the transfer of certain loans to held for sale completed in the first quarter of 2013.  Excluding the effect of the bulk sale and the transfer of loans to held for sale, the provision for this business segment decreased $5.0 million in 2014,  mainly related to reserve releases in connection with updated appraisals for commercial mortgage loans and certain recoveries of amounts previously charged-off on construction loans.  Refer to “Provision for Loan and Lease Losses” above and “Risk Management – Allowance for Loan and Lease Losses and Non-performing Assets” below for additional information with respect to the credit quality of the Corporation’s commercial and construction loan portfolio.

•         Total non-interest income for the year ended December 31, 2015 amounted to $12.5 million compared to $5.2 million and $3.9 million for the years ended December 31, 2014 and 2013, respectively.  The increase in 2015, compared to 2014, includes the $4.2 million portion of the gain on sale of merchant contracts attributable to this segment and  increases in cash management and overdraft fees on deposit accounts of corporate clients, partially offset by a $0.5 million decrease in fee income from the broker-dealer subsidiary as a result of underwriting fees on a bond issuance of the Puerto Rico Government that took place in the first quarter of 2014, and a $0.6 million loss on the sale of a commercial mortgage loan held for sale as part of the bulk sale of assets in 2015. The increase in 2014 compared to 2013, was mainly related to the impact in 2013 of lower of cost or market adjustments to commercial loans held for sale that resulted in a net charge of $2.0 million in 2013 and due to the $0.4 million increase related to underwriting fees on the aforementioned bond issuance of the Puerto Rico government early in 2014.

•         Direct non-interest expenses for 2015 were $42.5 million, compared to $47.0 million in 2014, and $64.6 million in 2013.  The decrease in 2015, compared to 2014, reflects a $6.8 million decrease related to the portion of the FDIC deposit insurance premium allocated to this segment, partially offset by $1.2 million of professional service fees and losses related to the bulk sale of assets completed in 2015.  The main variances for 2014, compared to 2013, were related to an $8.2 million decrease in losses on OREO operations, the impact in 2013 of $3.9 million of professional service fees related to the bulk sale of adversely classified assets, and a $5.5 million decrease in the portion of the FDIC deposit insurance premium allocated to this segment.

Consumer (Retail) Banking

The Consumer (Retail) Banking segment consists of the Corporation’s consumer lending and deposit-taking activities conducted mainly through FirstBank’s branch network in Puerto Rico. Loans to consumers include auto, boat and personal loans, credit cards and lines of credit.  Deposit products include interest bearing and non-interest bearing checking and savings accounts, Individual Retirement Accounts and retail CDs. Retail deposits gathered through each branch of FirstBank’s retail network serve as one of the funding sources for the lending and investment activities.

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

The highlights of the Consumer (Retail) Banking segment’s financial results for the years ended December 31, 2015, 2014 and 2013 include the following:

•         Segment income before taxes for the year ended December 31, 2015 was $50.2 million compared to $42.2 million and $67.0 million for the years ended December 31, 2014 and 2013, respectively.

•         Net interest income for the year ended December 31, 2015 was $188.4 million compared to $208.4 million and $204.8 million for the years ended December 31, 2014 and 2013, respectively.  The decrease in 2015, compared to 2014, was mainly due to the $152.1 million decrease in the average volume of consumer loans in Puerto Rico and a $3.8 million decrease due to the fact that the remaining discount related to a credit card portfolio acquired in 2012 was fully accreted into income in the first half of 2014.  The increase in 2014, compared to 2013, was driven by an increase in revenues from the deployment of a higher core deposit base and the increase in medium-term market interest rates in 2014, together with lower rates paid on core deposits.

•         The provision for loan and lease losses for 2015 decreased by $33.3 million to $46.7 million compared to 2014 and increased by $25.7 million to $79.9 million when comparing 2014 with 2013.  The decrease in the provision in 2015, compared to 2014, was mainly due to improvements in charge-off trends, lower loss severities on auto loans and the overall decrease in the size of this portfolio. The increase in the provision for 2014, compared to 2013, was mainly due to higher loss severity rates on the auto loan portfolio, partially offset by a decrease in the provision for credit card loans tied to the decrease in the size of this portfolio.

•         Non-interest income for the year ended December 31, 2015 was $41.9 million compared to $40.0 million and $39.0 million for the years ended December 31, 2014 and 2013, respectively.  The increase in 2015, compared to 2014, reflects primarily a $3.1 million increase in service charge on deposits mainly related to the deposits assumed from Doral Bank in 2015 as well as the implementation of new service and transactional fees on certain products beginning in the fourth quarter of 2015. The increase in 2014, compared to 2013, was mainly related to the $0.9 million increase in insurance commission income.

•         Direct non-interest expenses for the year ended December 31, 2015 were $133.4 million compared to $126.3 million and $122.6 million for the years ended December 31, 2014 and 2013, respectively.  The increase for 2015, compared to 2014, was mainly due to a $5.4 million increase in employees’ compensation, and a $1.4 million increase in occupancy and equipment costs, partially offset by the decrease of $2.5 million in the FDIC insurance assessment portion allocated to this segment.  The increase for 2014, compared to 2013, was primarily due to increases in credit and debit card processing expenses, employees’ compensation, professional service fees, marketing, and expenses related to the credit card awards program, partially offset by the decrease in the FDIC insurance assessment portion allocated to this segment and the decrease in the amortization of intangible assets.

Mortgage Banking

The Mortgage Banking segment conducts its operations mainly through FirstBank.  The operation consists of the origination, sale and servicing of a variety of residential mortgage loan products. Originations are sourced through different channels such as FirstBank branches and mortgage bankers, and in association with new project developers.  The mortgage banking segment focuses on originating residential real estate loans, some of which conform to the FHA, VA and RD standards. Loans originated that meet the FHA’s standards qualify for the FHA’s insurance program whereas loans that meet the standards of the VA and RD are guaranteed by their respective federal agencies.

Mortgage loans that do not qualify under these programs are commonly referred to as conventional loans. Conventional real estate loans can be conforming or non-conforming.  Conforming loans are residential real estate loans that meet the standards for sale under the FNMA and FHLMC programs whereas loans that do not meet those standards are referred to as non-conforming residential real estate loans. The Corporation’s strategy is to penetrate markets by providing customers with a variety of high quality mortgage products to serve their financial needs through a faster and simpler process and at competitive prices. The Mortgage Banking segment also acquires and sells mortgages in the secondary markets. Residential real estate conforming loans are sold to investors like FNMA and FHLMC.  The Corporation has commitment authority to issue GNMA mortgage-backed securities.  Under this program, the Corporation has been selling FHA/VA mortgage loans into the secondary market since 2009.

The highlights of the Mortgage Banking segment’s financial results for the years ended December 31, 2015, 2014 and 2013 include the following:

•         Segment income before taxes for the year ended December 31, 2015 was $41.3 million compared to $35.1 million for 2014 and a loss of $51.1 million for 2013.

•         Net interest income for the year ended December 31, 2015 was $92.7 million compared to $78.6 million and $71.5 million for the years ended December 31, 2014 and 2013, respectively.  The increase in net interest income experienced in the last two years was mainly related to the acquisition of several loan portfolios from Doral Financial and Doral Bank completed in the second and fourth quarter of 2014 and the most recent acquisition in February 2015.  The Mortgage Banking portfolio is principally composed of fixed-rate residential mortgage loans tied to long-term interest rates that are financed with shorter-term borrowings, thus positively affected in a lower interest rate scenario.

•         The provision for loan and lease losses for 2015 was $30.0 million compared to $17.6 million and $89.4 million for the years ended December 31, 2014 and 2013, respectively.  The increase in the provision for 2015, compared to 2014, was driven by several factors including inherent loss severities of loans in late stages of delinquency, decreases in appraised values, the overall decrease in the size of this portfolio and the establishment of a $4.0 million reserve for PCI loans acquired from Doral Financial in May 2014. The provision for 2013 includes a charge of approximately $63.7 million related to the bulk sale of residential non-performing assets completed in 2013.  Excluding the effect of the bulk sale, the provision for this business segment decreased for 2014 by $8.1 million mainly due to the improved credit quality following the bulk sale of non-performing residential assets and a decrease in net charge-offs.

•         Non-interest income for the year ended December 31, 2015 was $16.0 million compared to $13.5 million and $15.8 million for the years ended December 31, 2014 and 2013, respectively.  The increase in 2015, compared to 2014, was mainly due to lower losses on TBAs MBS forward contracts, lower charges related to compensatory fees imposed by government-sponsored entities and an increase in servicing fees tied to a larger portfolio.  The decrease in 2014, compared to 2013, was mainly due to a lower volume of sales and charges related to compensatory fees imposed by government-sponsored entities.

•         Direct non-interest expenses in 2015 were $37.3 million compared to $39.4 million and $48.9 million for 2014 and 2013, respectively. The decrease in 2015, compared to 2014, reflects a $1.4 million decrease associated with the FDIC deposit insurance premium allocated to this segment, a $0.6 million decrease in losses on OREO operations, and a $1.0 million decrease related to the national gross receipts tax, partially offset by a $1.4 million increase in employees’ compensation expenses.  The decrease in 2014, compared to 2013, reflects, among other things, a $4.7 million decrease in losses on OREO operations, the impact in 2013 of $5.0 million of expenses related to the bulk sale of non-performing residential assets, and a $1.6 million decrease in the portion of the FDIC deposit insurance premium allocated to this segment.

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

The highlights of the Treasury and Investments segment’s financial results for the years ended December 31, 2015, 2014, and 2013 include the following:

•         Segment income before taxes for the year ended December 31, 2015 amounted to $6.5 million compared to $1.1 million for 2014 and a loss of $58.5 million for 2013.

•         Net interest income for the year ended December 31, 2015 was $26.2 million compared to net interest income of $6.2 million and $18.8 million for the years ended December 31, 2014 and 2013, respectively.  The increase in net interest income in 2015, compared to 2014, primarily reflects the impact of the declining balances of brokered CDS, the restructuring of repurchase agreements, and the benefit of increases in short-term market rates experienced in the second half of 2015.  The decrease in net interest income in 2014, compared to 2013, was mainly due to lower amounts loaned to other business segments.

•         Non-interest loss for the year ended December 31, 2015 amounted to $15.9  million compared to income of $0.3 million and losses of $66.6 million for the years ended December 31, 2014 and 2013, respectively.  The loss for 2015 was driven by OTTI charges on Puerto Rico Government debt securities of $15.9 million.   The positive variance in 2014, when compared to 2013, was mainly due to the impact in 2013 of the $66.6 million write-off of the collateral pledged to Lehman and the $0.3 million gain on the sale of a $4.6 million Puerto Rico government agency bond.

•         Direct non-interest expenses for 2015 were $3.8 million compared to $5.4 million and $10.6 million for 2014 and 2013, respectively. The decrease in 2015, compared to 2014, was mainly due to a $0.9 million decrease in legal and consulting fees.  The variance in 2014, compared to 2013, was mainly attributable to the following charges in 2013: (i) the loss contingency of $2.5 million related to attorneys’ fees granted by the court to the other party in connection with the denial of the Corporation’s motion for Summary judgment on its claim to recover assets pledged to Lehman, (ii) expenses of $1.7 million related to the secondary offering of the Corporation’s common stock by certain of the existing stockholders, and (iii) expenses of $1.2 million related to the terminated preferred stock exchange offer.

United States Operations

The United States Operations segment consists of all banking activities conducted by FirstBank on the United States mainland.  FirstBank provides a wide range of banking services to individual and corporate customers primarily in southern Florida through 10 branches.  FirstBank’s success in attracting core deposits in Florida has enabled it to become less dependent on brokered CDs.  The United States Operations segment offers an array of both retail and commercial banking products and services.  Consumer banking products include checking, savings and money market accounts, retail CDs, internet banking services, residential mortgages, home equity loans and lines of credit, and automobile loans. Deposits gathered through FirstBank’s branches in the United States also serve as one of the funding sources for the Corporation’s overall lending and investment activities.

The commercial banking services include checking, savings and money market accounts, CDs, internet banking services, cash management services, remote data capture and automated clearing house, or ACH, transactions.  Loan products include the traditional C&I and commercial real estate products, such as lines of credit, term loans and construction loans.

The highlights of the United States operations segment’s financial results for the years ended December 31, 2015, 2014, and 2013 include the following:

•         Segment income before taxes for the year ended December 31, 2015 was $25.0 million compared to $40.8 million and $8.0 million for the years ended December 31, 2014 and 2013, respectively.

•         Net interest income for the year ended December 31, 2015 was $42.9 million compared to $37.3 million and $24.5 million for the years ended December 31, 2014 and 2013, respectively. The variances were primarily related to increases of $97.9 million and $152.9 million in the average volume of loans, primarily commercial and residential mortgage loans, in 2015 and 2014, respectively The increases also reflect reductions in the average rate paid on deposits, and higher interest charges made to operating segments in Puerto Rico.

•         During 2015, a negative provision of $8.0 million was recorded for this segment, compared to negative provisions of $27.7 million and $10.7 million for 2014 and 2013, respectively.  The lower negative provision in 2015, compared to 2014, reflects an $11.5 million decrease in loan loss recoveries of commercial and construction loans and lower reserve releases on these portfolios.   The higher negative provision in 2014, compared to 2013, was mainly related to a $9.1 million increase in recoveries of amounts previously charged-off, and releases related to updated appraisals, a lower level of adversely classified assets related to the commercial and construction portfolios, and lower reserve requirements for residential mortgage loans evaluated for impairment purposes.

•         Total non-interest income for the year ended December 31, 2015 amounted to $2.8 million compared to $2.5 million and $1.3 million for the years ended December 31, 2014 and 2013, respectively. The increase in 2015, compared to 2014, was mainly due to a $0.2 million increase in gains on sales of residential mortgage loans tied to a higher volume of sales.  The increase in 2014, compared to 2013, was mainly related to service charges on deposits, higher gains on sales of mortgage loans, and the impact in 2013 of a $0.5 million loss related to valuation adjustments on fixed assets no longer used for operations after the consolidation of certain branches in Florida.

•         Direct non-interest expenses in 2015 were $28.7 million compared to $26.6 million and $28.6 million for 2014 and 2013, respectively. The increase in 2015, compared to 2014, was mainly due to increases in employees’ compensation of $2.0 million, a $0.6 million increase in OREO-related expenses and a $0.3 million increase in occupancy and equipment costs, partially offset by a $0.7 million decrease in the allocation of the FDIC insurance premium expense.  The decrease in 2014, compared to 2013, was mainly related to lower losses on OREO operations and decreases in professional service fees and the amortization of the core deposit intangible related to this segment.

Virgin Islands Operations

The Virgin Islands Operations segment consists of all banking activities conducted by FirstBank in the U.S. and British Virgin Islands, including retail and commercial banking services, with a total of 11 branches currently serving the islands in the USVI of St. Thomas, St. Croix and St. John, and the island of Tortola in the BVI. The Virgin Islands Operations segment is driven by its consumer, commercial lending and deposit-taking activities.

Loans to consumers include auto, boat, lines of credit, and personal and residential mortgage loans. Deposit products include interest bearing and non-interest bearing checking and savings accounts, IRAs, and retail CDs. Retail deposits gathered through each branch serve as the funding sources for the lending activities.

The highlights of the Virgin Islands operations’ financial results for the years ended December 31, 2015, 2014 and 2013 include the following:

•         Segment income before taxes for the year ended December 31, 2015 was $10.9 million compared to income of $5.1 million and losses of $8.9 million for the years ended December 31, 2014 and 2013, respectively.

•         Net interest income for the year ended December 31, 2015 was $36.3 million compared to $36.8 million and $37.7 million for the years ended December 31, 2014 and 2013, respectively. The decrease in net interest income in 2015, compared to 2014, was mainly related to a $12.4 million decrease in the average volume of loans, primarily residential mortgage loans. The decrease in net interest income in 2014, compared to 2013, was mainly related to a $14.7 million decrease in the average volume of loans, primarily residential mortgage loans.

•         During 2015, a provision of $1.7 million was recorded for this segment, compared to a net release to the allowance of $0.4 million for 2014 and a provision of $8.8 million for 2013.   The increase in the provision for 2015, compared to 2014, was primarily related to a $0.6 million increase in the provision for residential mortgage loans and the $1.8 million provision on commercial and industrial loans recorded in 2015.  The provision in 2013 includes a charge of $5.2 million related to the bulk sale of non-performing residential assets attributable to Virgin Islands loans completed in the second quarter of 2013 and a charge of $6.3 million related to a commercial construction loan relationship transferred to held for sale in the first quarter of 2013.  Excluding the impact of the bulk sale of non-performing residential assets and the transfer of loans to held for sale attributable to Virgin Islands loans, the Corporation recorded a net release to the allowance of $2.6 million in 2013.  The lower net release to the allowance in 2014 reflects the impact in 2013 of a $1.8 million recovery on the sale of the underlying collateral of a construction project and an increase of $0.5 million in the provision for residential mortgage loans.

•         Non-interest income for the year ended December 31, 2015 was $10.6 million, compared to $7.1 million and $7.9 million for the years ended December 31, 2014 and 2013, respectively.  The increase in 2015, compared to 2014, was mainly related to the $2.8 million portion of the gain on sale of merchant contracts attributable to this segment, and a $0.4 million gain on the sale of a parcel of land in 2015. The decrease in 2014, compared to 2013, was mainly related to a lower sales volume of residential mortgage loans and a decrease in service charges on deposits.

•         Direct non-interest expenses for the year ended December 31, 2015 were $34.2 million compared to $39.3 million and $45.7 million for the years ended December 31, 2014 and 2013, respectively. The decrease in 2015, compared to 2014, was mainly due to a $2.6 million decrease in losses on OREO operations, a $0.6 million decrease related to the allocation of the FDIC insurance premium expense to this segment, and a $1.5 million decrease in occupancy and equipment costs.  The increase in 2014, compared to 2013, was mainly due to lower losses on OREO operations, primarily lower write-downs.

FINANCIAL CONDITION AND OPERATING DATA ANALYSIS

Financial Condition

The following table presents an average balance sheet of the Corporation for the following years:

	December 31,
	2015	2014	2013
(In thousands)
ASSETS
Interest-earning assets:
Money market and other short-term investments	$775,848	$742,929	$684,074
U.S. and Puerto Rico Government obligations	474,275	350,175	338,571
Mortgage-backed securities	1,489,423	1,669,406	1,666,091
FHLB stock	26,522	27,155	30,941
Other investments	777	320	1,330
Total investments	2,766,845	2,789,985	2,721,007

Residential mortgage loans	3,272,464	2,751,366	2,681,753
Construction loans	169,666	198,450	272,917
Commercial loans	3,984,302	4,549,732	4,804,608
Finance leases	228,709	240,268	240,479
Consumer loans	1,670,245	1,806,646	1,799,402
Total loans	9,325,386	9,546,462	9,799,159
Total interest-earning assets	12,092,231	12,336,447	12,520,166
Total non-interest-earning assets (1)	689,322	310,998	292,295
Total assets	$12,781,553	$12,647,445	$12,812,461

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing checking accounts	$1,096,087	$1,075,513	$1,127,857
Savings accounts	2,533,689	2,426,171	2,344,444
Certificates of deposit	2,294,939	2,296,314	2,310,200
Brokered CDs	2,428,185	3,098,724	3,251,091
Interest-bearing deposits	8,352,900	8,896,722	9,033,592
Other borrowed funds	997,615	1,131,959	1,131,959
FHLB advances	349,027	312,575	357,661
Total interest-bearing liabilities	9,699,542	10,341,256	10,523,212
Total non-interest-bearing liabilities	1,391,306	1,009,484	962,199
Total liabilities	11,090,848	11,350,740	11,485,411

Stockholders' equity:
Preferred stock	36,104	46,576	63,047
Common stockholders' equity	1,654,601	1,250,129	1,264,003
Stockholders' equity	1,690,705	1,296,705	1,327,050
Total liabilities and stockholders' equity	$12,781,553	$12,647,445	$12,812,461
_________
(1) Includes, among other things, the allowance for loan and lease losses and the valuation of available-for-sale investment securities.

     The Corporation’s total average assets were $12.8 billion for the year ended December 31, 2015 compared to $12.6 billion for 2014, an increase of $134.1 million.  The variance reflects the full year impact of the $302.9 million partial reversal of FirstBank’s deferred tax assets valuation allowance recorded in December 2014, partially offset by the $221.1 million decrease in the average volume of loans, primarily commercial and consumer loans.

The Corporation’s total average liabilities were $11.1 billion as of December 31, 2015, a decrease of $259.9 million compared to December 31, 2014.  The decrease was mainly related to a $670.5 million decrease in the average balance of brokered CDs and the netting of $200 million reverse repurchase agreements entered into in 2015 against repurchase agreements, partially offset by a $344.3 million increase in the average balance of non-interest bearing deposits, and a $128.1 million increase in the average balance of savings and interest-bearing checking accounts.

Assets

    Total assets were approximately $12.6 billion, a decrease of $154.8 million from December 31, 2014. The variance reflects a $79.3 million decrease in available-for-sale investment securities driven by U.S. agency MBS prepayments, debt securities called prior to maturity and a decrease in the fair value of both Puerto Rico Government debt securities and U.S. agency MBS.  In addition, the balance of cash and cash equivalents decreased by $43.7 million reflecting, among other things, funds used for $200 million in reverse repurchase agreements entered into in 2015 that qualifies for offsetting accounting, thus, it was netted against repurchase agreements in the statement of financial condition.  Total loans decreased by $29.7 million as further discussed below.

Loans Receivable, including Loans Held for Sale

The following table presents the composition of the loan portfolio including loans held for sale as of year end for each of the last five years.

	2015	2014	2013	2012	2011
(In thousands)
Residential mortgage loans (1)(2)	$3,344,719	$3,011,187	$2,549,008	$2,747,217	$2,873,785
Commercial loans:
Commercial mortgage loans	1,537,806	1,665,787	1,823,608	1,883,798	1,565,411
Construction loans (3)	156,195	123,480	168,713	361,875	427,863
Commercial and Industrial
loans (4)	2,407,996	2,479,437	2,788,250	2,793,157	3,856,695
Loans to local financial institutions
collateralized by real estate
mortgages (2)	-	-	240,072	255,390	273,821
Total commercial loans	4,101,997	4,268,704	5,020,643	5,294,220	6,123,790
Finance leases	229,165	232,126	245,323	236,926	247,003
Consumer loans	1,597,984	1,750,419	1,821,196	1,775,751	1,314,814
Total loans held for investment	9,273,865	9,262,436	9,636,170	10,054,114	10,559,392
Less:
Allowance for loan and lease losses	(240,710)	(222,395)	(285,858)	(435,414)	(493,917)
Total loans held for investment, net	9,033,155	9,040,041	9,350,312	9,618,700	10,065,475
Loans held for sale (3)	35,869	76,956	75,969	85,394	15,822
Total loans, net	$9,069,024	$9,116,997	$9,426,281	$9,704,094	$10,081,297
___________
(1) On February 27, 2015 FirstBank acquired 10 Puerto Rico branches of Doral Bank and acquired, among other things, $324.8 million in principal balance of loans, primarily residential mortgage loans. Refer to Critical Accounting Policies and Practices - Accounting
for Acquisition above for additional information about this transaction.
(2) On May 30, 2014, FirstBank acquired from Doral Financial mortgage loans, mainly residential mortgage loans, having an unpaid principal balance of $241.7 million (estimated fair value at acquisition of $226.0 million) in full satisfaction of secured borrowings with a book value of $232.9 million owed by Doral Financial to FirstBank. In addition, on October 3, 2014, FirstBank purchased from Doral
$192.6 million in outstanding unpaid principal balance of performing residential mortgage loans.
(3) During the third quarter of 2015, upon the signing of a new agreement with the borrower, the Corporation changed its intent to sell a $40.0 million construction-commercial loan in the Virgin Islands. Accordingly, the loan was transferred back from held for sale to held for investment and continues to be classified as a TDR and a non-performing loan.
(4) As of December 31, 2015, includes $1.0 billion of commercial loans that are secured by real estate but are not dependent upon the real estate for repayment.

Lending Activities

As of December 31, 2015, the Corporation’s total loans, before the allowance, decreased by $29.7 million, when compared with the balance as of December 31, 2014.  The decrease was primarily due to a $213.2 million decrease in commercial and construction loans, reflecting the $147.5 million of loans included in the bulk sale of assets completed in the second quarter of 2015, and a $155.4 million decrease in the consumer loan portfolio.  These variances were partially offset by a $338.9 million increase in residential mortgage loans, mainly attributable to loans acquired from Doral Bank in late February 2015, and an increase of $96.1 million in the Florida region mortgage portfolio.

As shown in the table above, the 2015 loans held for investment portfolio was comprised of commercial loans (44%), residential real estate loans (36%), and consumer and finance leases (20%).  Of the total gross loan portfolio held for investment of $9.3 billion as of December 31, 2015, approximately 81% has credit risk concentration in Puerto Rico, 12% in the United States (mainly in the state of Florida) and 7% in the Virgin Islands, as shown in the following table:

As of December 31, 2015	Puerto Rico	Virgin Islands	United States	Total
(In thousands)
Residential mortgage loans	$2,575,888	$327,976	$440,855	$3,344,719

Commercial mortgage loans	1,208,347	69,773	259,686	1,537,806
Construction loans	63,654	69,874	22,667	156,195
Commercial and Industrial loans	1,876,143	173,916	357,937	2,407,996

Total commercial loans	3,148,144	313,563	640,290	4,101,997
Finance leases	229,165	-	-	229,165
Consumer loans	1,506,773	48,430	42,781	1,597,984
Total loans held for investment	$7,459,970	$689,969	$1,123,926	$9,273,865
Loans held for sale	33,787	507	1,575	35,869
Total loans, gross	$7,493,757	$690,476	$1,125,501	$9,309,734

As of December 31, 2014	Puerto Rico	Virgin Islands	United States	Total
(In thousands)
Residential mortgage loans	$2,325,455	$341,098	$344,634	$3,011,187

Commercial mortgage loans	1,305,057	69,629	291,101	1,665,787
Construction loans	70,618	30,011	22,851	123,480
Commercial and Industrial loans	2,072,265	120,947	286,225	2,479,437

Total commercial loans	3,447,940	220,587	600,177	4,268,704
Finance leases	232,126	-	-	232,126
Consumer loans	1,666,373	47,811	36,235	1,750,419
Total loans held for investment	$7,671,894	$609,496	$981,046	$9,262,436
Loans held for sale	34,972	40,317	1,667	76,956
Total loans, gross	$7,706,866	$649,813	$982,713	$9,339,392

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

The following table sets forth certain additional data (including loan production) related to the Corporation’s loan portfolio net of the allowance for loan and lease losses as of the dates indicated:
	For the Year Ended December 31,
	2015	2014	2013	2012	2011
(In thousands)
Beginning balance as of January 1	$9,116,997	$9,426,281	$9,704,094	$10,081,297	$11,403,177
Residential real estate loans originated
and purchased (1)	703,749	826,937	830,959	756,133	563,138
Construction loans originated and
purchased	32,604	39,041	57,514	76,822	93,183
C&I and commercial mortgage loans
originated and purchased	1,738,763	1,842,697	1,661,128	1,236,910	1,480,192
Finance leases originated	84,978	76,765	104,968	93,700	83,651
Consumer loans originated and purchased (2)	835,719	916,251	1,055,940	1,281,872	493,511
Total loans originated and
purchased	3,395,813	3,701,691	3,710,509	3,445,437	2,713,675
Loans acquired from Doral	311,410	-	-	-	-
Sales and securitizations of loans	(598,840)	(394,736)	(968,626)	(468,463)	(1,175,463)
Repayments and prepayments	(2,975,441)	(3,488,207)	(2,801,685)	(3,049,722)	(2,422,071)
Other decreases (3)	(180,915)	(128,032)	(218,011)	(304,455)	(438,021)
Net decrease	(47,973)	(309,284)	(277,813)	(377,203)	(1,321,880)
Ending balance as of December 31	$9,069,024	$9,116,997	$9,426,281	$9,704,094	$10,081,297

Percentage decrease	(0.53)%	(3.28)%	(2.86)%	(3.74)%	(11.59)%
_____________
(1) For 2014, includes the purchase from Doral of $147.5 million in outstanding principal balance of performing residential mortgage loans.
(2) For 2012, includes the initial carrying value of $368.9 million related to the credit card portfolio acquired from FIA and
$226.9 million of subsequent utilization activity on outstanding credit cards.
(3) Includes, among other things, the change in the allowance for loan and lease losses and cancellation of loans due to the repossession of the collateral and loans repurchased.

Residential Real Estate Loans

     As of December 31, 2015, the Corporation’s residential real estate loan portfolio held for investment increased by $333.5 million as compared to the balance as of December 31, 2014, mainly due to the $321.0 million in principal balance of residential mortgage loans (initial fair value of $311 million) acquired from Doral in late February 2015 and a $96.2 million increase in the Florida region.

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

Residential mortgage loan originations and purchases, excluding the loans acquired from Doral, for the year ended December 31, 2015 amounted to $703.7 million compared to $634.3 million for 2014 and $831.0 million for 2013.  The higher volume of loan originations in 2015 includes an increase of $48.6 million in Puerto Rico, mainly refinancings (external and internal) and conforming loan originations, and a $33.6 million increase in residential mortgage loan originations in the Florida region.  These statistics include loans purchased from mortgage bankers of $91.9 million and $146.5 million for 2015 and 2014, respectively.

Commercial and Construction Loans

As of December 31, 2015, the Corporation’s commercial and construction loan portfolio held for investment decreased by $166.7 million to $4.1 billion, as compared to the balance of $4.3 billion as of December 31, 2014. The reduction primarily reflects the effect of the aforementioned bulk sale of assets that included $147.5 million of commercial and construction loans, primarily non-performing and adversely classified loans, as well as loans transferred to the OREO portfolio, including the repossession of the underlying collateral of  two commercial mortgage loans totaling $27.9 million.

    As of December 31, 2015, the Corporation had $316.0 million of credit facilities, excluding investment securities, granted to the Puerto Rico government, its municipalities and public corporations, of which $314.6 million was outstanding (book value of $311.0 million), compared to $308.0 million outstanding as of December 31, 2014. In addition, the outstanding balance of facilities granted to the government of the Virgin Islands amounted to $126.2 million as of December 31, 2015, compared to $57.7 million as of December 31, 2014. Approximately $199.5 million of the granted credit facilities outstanding consisted of loans to municipalities in Puerto Rico whose revenues are independent of the central government. The good faith, credit, and unlimited taxing power of the applicable municipality have been pledged to their repayment. Approximately 88% of the Corporation’s municipality exposure consists primarily of senior priority loans concentrated on five of the largest municipalities in Puerto Rico (San Juan, Carolina, Bayamon, Mayaguez, and Guaynabo). These municipalities are required by law to levy special property taxes in such amounts as shall be required for the payment of all of its general obligation bonds and loans. Late in 2015, GDB and the Municipal Revenue Collection Center (“CRIM”) signed a deed of trust. Through this deed, the GDB, as fiduciary, is bound to keep the CRIM funds separate from any other deposits and the funds should be distributed by the GDB pursuant to the applicable law. In addition to municipalities, loans extended to the Puerto Rico Government include $18.9 million of loans to units of the Puerto Rico central government, and approximately $96.3 million ($92.6 million book value) of loans to public corporations that generally receive revenues from the rates they charge for services or products, such as electric power services, including the credit facility extended to PREPA, with a book value of $71.1 million as of December 31, 2015. The PREPA credit facility was placed in non-accrual status in the first quarter of 2015, and interest payments are now recorded on a cost-recovery basis.

    Furthermore, as of  December 31, 2015, the Corporation had $129.4 million outstanding in financings to the hotel industry in Puerto Rico where the borrower and the operations of the underlying collateral are the primary sources of repayment and the TDF provides a secondary guarantee for payment performance, compared to $133.3 million as of December 31, 2014. As a result of liquidity risk and uncertainty regarding the Puerto Rico government fiscal situation, the Corporation adversely classified this $129.4 million exposure during the third quarter of 2015. Since late 2012, the Corporation has received combined payments from the borrowers and TDF as guarantor sufficient to cover contractual payments on these loans, including collections of principal and interest from TDF of approximately $5.3 million in 2015 and $6.1 million in 2014. These loans were current and remained in accrual status as of December 31, 2015.

    In the fourth quarter of 2015, the Corporation recorded a $19.2 million charge to the provision for loan losses related to increased qualitative reserve factors applied to commercial loans extended to or guaranteed by the Puerto Rico Government (excluding municipalities).

As of December 31, 2015, the Corporation’s total exposure to shared national credit (“SNC”) loans amounted to $603.1 million. Approximately $455.1 million of the SNC exposure as of December 31, 2015 is in Puerto Rico, including the $71.1 million book value of the PREPA credit facility and $74.3 million of the loans guaranteed by the TDF.

Commercial and construction loan origination (excluding government loans) for 2015 amounted to $1.7 billion compared to $1.5 billion in 2014. The increase in 2015 was mainly related to disbursements on existing commercial credit facilities in Puerto Rico.

Government loan originations for 2015 amounted to $101.6 million compared to $424.2 million for 2014, a decrease driven by the reduced draws in existing commercial credit facilities granted to the Commonwealth of Puerto Rico central government and instrumentalities, partially offset by increases in the Virgin Islands region.  Government loan originations in the Virgin Islands for 2015 amounted to $65.3  million compared to $49.1 million for 2014.

The Corporation has significantly reduced its exposure to construction loans, and current originations are mainly draws from existing commitments.

The composition of the Corporation’s construction loan portfolio held for investment as of December 31, 2015 by category and geographic location follows:

As of December 31, 2015
	Puerto Rico	Virgin Islands	United States	Total
(In thousands)
Loans for residential housing projects:
Mid-rise (1)	$829	$4,002	$-	$4,831
Single-family, detached	6,818	-	6,899	13,717
Total for residential housing projects	7,647	4,002	6,899	18,548
Construction loans to individuals secured by residential
properties	1,016	1,509	-	2,525
Loans for commercial projects	20,655	47,301	15,437	83,393
Bridge loans - commercial	-	12,911	-	12,911
Land loans - residential	18,873	4,221	331	23,425
Land loans - commercial	15,679	-	-	15,679
Total before net deferred fees and allowance for loan
losses	$63,870	$69,944	$22,667	$156,481
Net deferred cost (fees)	(216)	(70)	-	(286)
Total construction loan portfolio, gross	63,654	69,874	22,667	156,195
Allowance for loan losses	(2,492)	(991)	(36)	(3,519)
Total construction loan portfolio, net	$61,162	$68,883	$22,631	$152,676
___________
(1) Mid-rise relates to buildings of up to 7 stories.

The following table presents further information on the Corporation’s construction portfolio as of and for the year ended December 31, 2015:

(In thousands)
Total undisbursed funds under existing commitments	$59,747
Construction loans held for investment in non-accrual status	$54,636
Construction loans held for sale in non-accrual status	$8,135
Net charge offs - Construction loans (1)	$2,412
Allowance for loan losses - Construction loans	$3,519
Non-performing construction loans to total construction loans, including held for sale	38.20%
Allowance for loan losses for construction loans to total construction loans held for investment	2.25%
Net charge-offs to total average construction loans	1.42%
_________
(1) Includes net charge-offs totaling $3.3 million associated with the bulk sale of assets.

The following summarizes the construction loans for residential housing projects in Puerto Rico segregated by the estimated selling price of the units:

	(In thousands)
	Construction loan portfolio:
	Under $300k	$2,640
	Over $600k (1)	5,007
		$7,647
________
(1) One residential housing project in Puerto Rico.

                Consumer Loans and Finance Leases

As of December 31, 2015, the Corporation’s consumer loan and finance lease portfolio decreased by $155.4 million to $1.8 billion, as compared to the portfolio balance of $2.0 billion as of December 31, 2014.  The decrease was mainly the result of charge-offs and repayments that exceeded the volume of new originations. The auto and finance lease portfolio decreased by $128.8 million during 2015 to $1.2 billion reflecting repayments, charge-offs and a reduced activity in new loan originations. The auto loan and finance lease portfolios in Puerto Rico amounted to $891.0 million and $229.2 million, respectively, as of December 31, 2015, compared to $1.0 billion and $232.1 million, respectively, as of December 31, 2014.

The remaining decrease in the consumer loan portfolio was primarily related to an $11.6 million reduction in the credit card loan portfolio balance, to $295.0 million as of December 31, 2015, and a $10.7 million decrease in boat loans, to $36.7 million as of December 31, 2015.

Originations of auto loans (including finance leases) for 2015 amounted to $361.8 million, a decrease of $95.4 million, compared to $457.2 million for 2014.  The decrease mainly reflects the reduced activity in new auto sales reflecting lower consumer confidence as a result of the prolonged economic recession in Puerto Rico.

Personal loan originations, other than credit cards, for 2015 amounted to $184.8 million compared to $191.8 million for 2014.  The utilization activity on the outstanding credit card portfolio for 2015 amounted to $374.6 million compared to $388.0 million for 2014.

Investment Activities

As part of its liquidity, revenue diversification and interest rate risk strategies, First BanCorp. maintains an investment portfolio that is classified as available for sale. The Corporation’s total available-for-sale investment securities portfolio as of December 31, 2015 amounted to $1.9 billion, a decrease of $79.3 million from December 31, 2014. During 2015, U.S. agency MBS prepayments amounted to $233 million, U.S. agency debt obligations called prior to maturity amounted to $46 million, and the fair value of Puerto Rico Government debt securities decreased by $19 million.  The aforementioned decreases were partially offset by purchases of approximately $239 million of U.S. government-sponsored agencies securities (average yield of 1.87%).

Approximately 97% of the Corporation’s available-for-sale securities portfolio is invested in U.S. Government and Agency debentures and fixed-rate U.S. government sponsored-agency MBS (mainly GNMA, FNMA and FHLMC fixed-rate securities).

As mentioned above, during 2015, the Corporation recorded $15.9 million in OTTI charges on three Puerto Rico Government debt securities held by the Corporation as part of its available-for-sale securities portfolio, specifically bonds of the Government Development Bank for Puerto Rico and the Puerto Rico Public Buildings Authority.  A $12.9 million impairment charge was booked in the second quarter and an additional $3.0 million impairment was recorded in the fourth quarter.  The credit-related impairment loss estimate is based on the probability of default and loss severity in the event of default in consideration of the latest available market-based evidence implied in current security valuations and information about the Puerto Rico Government’s financial condition, including credit ratings, payment defaults on other bonds, and “clawback” measures implemented to redirect revenues pledged to support bonds from certain government agencies to service the general obligation debt.  As of December 31, 2015, the Corporation owns Puerto Rico Government debt securities in the aggregate amortized cost of $49.7 million (net of the $15.9 million OTTI charges taken in 2015), recorded on its books at a fair value of $28.2 million.  Refer to Note 5 to the Corporation’s audited financial statements for the year ended December 31, 2015 included in Item 8 of this Form 10-K for additional information regarding the assumptions utilized to determine the OTTI charge on the Puerto Rico Government debt securities held by the Corporation.

The following table presents the carrying value of investments as of December 31, 2015 and 2014:

	2015	2014
(In thousands)
Money market investments	$219,473	$16,961

Investment securities available for sale, at fair value:
U.S. government and agencies obligations	460,558	340,614
Puerto Rico government obligations	28,217	43,222
Mortgage-backed securities	1,397,520	1,581,830
Other	100	-
Total investment securities available for sale, at fair value	1,886,395	1,965,666

Other equity securities, including $31.3 million and $25.5
million of FHLB stock as of December 31, 2015 and
2014, respectively	32,169	25,752
Total money market and investment securities	$2,138,037	$2,008,379

Mortgage-backed securities as of December 31, 2015 and 2014 consisted of:

	2015	2014
(In thousands)
Available-for-sale:
FHLMC certificates	$287,445	$315,794
GNMA certificates	301,573	377,448
FNMA certificates	783,195	854,940
Other mortgage pass-through certificates	25,307	33,648
Total mortgage-backed securities	$1,397,520	$1,581,830

    The carrying values of investment securities classified as available for sale as of December 31, 2015 by contractual maturity (excluding mortgage-backed securities and equity securities) are shown below:

	Carrying Amount	Weighted average yield %
(In thousands)
U.S. government and agencies obligations
Due within one year	$14,618	0.68
Due after one year through five years	387,689	1.31
Due after five years through ten years	58,251	2.34
	460,558	1.42

Puerto Rico government obligations
Due after one year through five years	11,001	4.38
Due after five years through ten years	855	5.20
Due after ten years	16,361	5.40
	28,217	4.87

Other Investment Securities
Due after one year through five years	100	1.50

Total	488,875	1.75

Mortgage-backed securities	1,397,520	2.61

Total investment securities available for sale	$1,886,395	2.38

Net interest income of future periods could be affected by prepayments of mortgage-backed securities. Acceleration in the prepayments of mortgage-backed securities would lower yields on these securities, as the amortization of premiums paid upon acquisition of these securities would accelerate. Conversely, acceleration of the prepayments of mortgage-backed securities would increase yields on securities purchased at a discount, as the amortization of the discount would accelerate. These risks are directly linked to future period market interest rate fluctuations. Also, net interest income in future periods might be affected by the Corporation’s investment in callable securities. As of December 31, 2015, the Corporation had approximately $142.8 million in debt securities (U.S. Agencies and Puerto Rico government securities) with embedded calls and with an average yield of 1.78%. Refer to “Risk Management” below for further analysis of the effects of changing interest rates on the Corporation’s net interest income and of the interest rate risk management strategies followed by the Corporation. Also refer to Note 5 to the accompanying audited consolidated financial statements included in Item 8 of this Form 10-K for additional information regarding the Corporation’s investment portfolio.

Investment Securities and Loans Receivable Maturities

The following table presents the maturities or repricings of the loan and investment portfolio as of December 31, 2015:

		2-5 Years		Over 5 Years
		Fixed	Variable	Fixed	Variable
	One Year	Interest	Interest	Interest	Interest
	or Less	Rates	Rates	Rates	Rates	Total
(In thousands)
Investments:
Money market investments	$219,473	$-	$-	$-	$-	$219,473
Mortgage-backed securities	25,597	2,740	-	1,369,183	-	1,397,520
Other securities (1)	46,787	398,790	-	75,467	-	521,044
Total investments	291,857	401,530	-	1,444,650	-	2,138,037

Loans: (2) (3)
Residential mortgage	823,276	369,915	-	2,179,262	-	3,372,453
C&I and commercial
mortgage	3,191,853	463,543	170,645	119,761	-	3,945,802
Construction	157,925	5,179	-	1,226	-	164,330
Finance leases	74,188	152,168	-	2,809	-	229,165
Consumer	540,071	1,020,366	-	37,547	-	1,597,984
Total loans	4,787,313	2,011,171	170,645	2,340,605	-	9,309,734
Total earning assets	$5,079,170	$2,412,701	$170,645	$3,785,255	$-	$11,447,771
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

The Corporation has in place a risk management framework to monitor, evaluate and manage the principal risks assumed in conducting its activities. First BanCorp.’s business is subject to eleven broad categories of risks: (1) liquidity risk; (2) interest rate risk; (3) market risk; (4) credit risk; (5) operational risk; (6) legal and compliance risk; (7) reputational risk; (8) model risk; (9) capital risk; (10) strategic risk; and (11) information technology risk.  First BanCorp. has adopted policies and procedures designed to identify and manage the risks to which the Corporation is exposed.

Risk Definition

Liquidity Risk

Liquidity risk is the risk to earnings or capital arising from the possibility that the Corporation will not have sufficient cash to meet its short-term liquidity demands, such as from deposit redemptions or loan commitments. Refer to “—Liquidity and Capital Adequacy” below for further details.

Interest Rate Risk

Interest rate risk is the risk to earnings or capital arising from adverse movements in interest rates, refer to “—Interest Rate Risk Management” below for further details.

Market Risk

Market risk is the risk to earnings or capital arising from adverse movements in market rates or prices, such as interest rates or equity prices. The Corporation evaluates market risk together with interest rate risk.  Refer to “—Interest Rate Risk Management” below for further details.

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

Capital Risk

Capital risk is the risk that the Corporation may lose value on its capital or has an inadequate Capital Plan, which results in insufficient capital resources to meet minimum regulatory requirements, support its credit rating, or support its growth and strategic options.

Strategic Risk

Strategic Risk refers to the risk to current or anticipated earnings, capital, or franchise or enterprise value arising from adverse business decisions, poor implementation of business decisions, or lack of responsiveness to changes in the banking industry and operating environment. This risk is a function of the compatibility of the Corporation’s strategic goals, the business strategies developed to achieve those goals, the resources deployed against these goals, and the quality of implementation.

Information Technology Risk

Information Technology risk is the risk of a potential adverse impact to the Corporation’s operations, reputation, assets, and customers that arises from the loss of confidentiality, integrity, or availability of information or information systems.  It includes business risk associated with the use, ownership, operation, involvement, influence, and adoption of information technology within the Corporation.

Risk Governance

The following discussion highlights the roles and responsibilities of the key participants in the Corporation’s risk management framework:

Board of Directors

The Board of Directors oversees the Corporation’s overall risk governance program with the assistance of the Board Committees discussed below.

Risk Committee

The Risk Committee is appointed by the Board of Directors of the Corporation to assist the Board in fulfilling its responsibility to oversee the Corporation’s management of its company-wide risk management framework. The Committee’s role is one of oversight, recognizing that management is responsible for designing, implementing and maintaining an effective risk management framework.

Asset/Liability Committee

The Asset/Liability Committee is appointed by the Board of Directors to assist the Board of Directors in its oversight of the Corporation’s asset and liability management policies related to the management of the Corporation’s funds, investments, liquidity, interest rate risk, and the use of derivatives. In doing so, the Committee’s primary functions involve:

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

Credit Committee

The Credit Committee is appointed by the Board of Directors to assist the Board of Directors in its oversight of the Corporation’s policies related to the Corporation’s lending function, hereafter “Credit Management.” The Committee’s primarily responsibilities are to:

•         Review the quality of the Corporation’s credit portfolio and the trends affecting that portfolio;

•         Oversee the effectiveness and administration of credit-related policies;

•         Approve those loans as required by the lending authorities approved by the Board; and

•         Report to the Board regarding Credit Management.

Audit Committee

The Audit Committee is appointed by the Board of Directors to assist the Board of Directors in fulfilling its responsibility to oversee management regarding:

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

Compliance Committee

The Compliance Committee is appointed by the Board of Directors to assist the Board of the Corporation in fulfilling its responsibility to ensure that the Corporation and the Bank comply with the provisions of the Written Agreement entered into with the New York FED. In addition, the Compliance Committee shall assist the Board of the Bank in fulfilling its responsibility with respect to any actions required by the FDIC and the Commissioner of Financial Institutions of the Commonwealth of Puerto Rico to improve the financial condition of the Bank (and collectively with the Written Agreement the “Regulatory Actions”).

Corporate Governance and Nominating Committee

The Corporate Governance and Nominating Committee is appointed by the Board of Directors to develop, review and assess corporate governance principles. The Corporate Governance and Nominating Committee is responsible for director succession, orientation and compensation, identifying and recommending new director candidates, overseeing the evaluation of the Board and management, recommending to the Board the designation of a candidate to hold the position of the Chairman of the Board, and directing and overseeing the Corporation’s executive succession plan.

Compensation and Benefits Committee

The Compensation and Benefits Committee of the Corporation is appointed by the Board of Directors to oversee compensation policies and practices including the evaluation and recommendation to the Board of the proper and competitive salaries and incentive compensation programs of the executive officers and key employees of the Corporation. The Committee recommends guidelines and principles for compensation programs of executive officers and key employees of the Corporation, including establishing a clear link between pay and performance and safeguards against the encouragement of excessive risk-taking.

Management Roles and Responsibilities

While the Board of Directors is charged with the oversight of the risk governance program, the responsibility for carrying out the implementation of the necessary policies and procedures, and internal controls is delegated to Management of the Corporation. To carry out these responsibilities, the Corporation has a clearly defined risk governance culture, to ensure risk management is communicated at all levels of the Corporation, and each area understands their specific role, there are several management level committees that have been established in order to support risk oversight, as follows:

Executive Risk Management Committee

The Executive Risk Management Committee is responsible for exercising oversight of information regarding FirstBanCorp’s enterprise risk management framework, including the significant policies, procedures, and practices employed to manage the identified risk categories, credit risk, operational risk, legal and regulatory risk, reputational risk, model risk, and capital risk. In carrying out its oversight responsibilities, each Committee member is entitled to rely on the integrity and expertise of those people providing information to the Committee and on the accuracy and completeness of such information, absent actual knowledge of the inaccuracy.

The Comitte is appointed by the Chief Executive Officer and provides Senior and Exceutive management with the opportunity to share their insights about the types of risks that could impede the Corporation’s ability to achieve its business objectives. The Chief Risk Officer of the Corporation directs the agenda for the meetings and the Enterprise Risk Management and Operational Risk Director serves as Secretary of the Committee and maintains the minutes on behalf of the Committee. The General Auditor also participates of the Committee as observer.

The Committee shall provide assistance and support to the Chief Risk Officer to promote effective risk management throughout the Corporation. The Chief Risk Officer and the ERM and Operational Risk Director report to the Committee those matters related to the enterprise risk management framework of the Corporation including but not limited to:

•         Risk governance structure

•         Risk competencies of the Corporation

•         Corporation’s risk appetite statement and risk tolerance

•         Risk management strategy and associated risk management initiatives and how both support the business strategy and business model of the Corporation.

Regional Risk Management Committee

This management committee is appointed by the Chief Risk Officer of the Corporation to assist the Corporation in overseeing, and receiving information regarding the Corporation’s policies, procedures and practices relating to the Corporation’s identified risks in the regions of Florida and the USVI and BVI. In so doing, the Regional Committee’s primary general functions involve:

•         The evaluation of different risks within the regions to identify any gaps and the implementation of any necessary controls to close such gap;

•         The establishment of a process to enable the recognition, assessment, and management of the risks that could affect the regions; and

•         The responsibility to ensure that the Executive Risk Management Committee receives appropriate information about the Corporation’s identified risks within the regions.

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

(2)     Information Technology Steering Committee – is responsible for the oversight of and counsel on matters related to information technology and cyber security, including the development of information management policies and procedures throughout the Corporation.

(3)     Bank Secrecy Act Committee – is responsible for oversight, monitoring and reporting of the Corporation’s compliance with the Bank Secrecy Act.

(4)     Credit Committees (Credit Management Committee and Delinquency Committee) – oversee and establish standards for credit risk management processes within the Corporation. The Credit Management Committee is responsible for the approval of loans above an established size threshold. The Delinquency Committee is responsible for the periodic review of (a) past-due loans, (b) overdrafts, (c) non-accrual loans, (d) OREO assets, and (e) the bank’s watch list and non-performing loans.

(5)     Vendor Management Committee – oversees policies, procedures and related practices related to the Corporation’s vendor management efforts.  The Vendor Management Committee’s primary functions involve the establishment of processes and procedures to enable the recognition, assessment, management and monitoring of vendor management risks.

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

(8)     Regulatory Compliance Committee - Oversees the Regulatory Compliance Management System of First BanCorp. Reviews and discusses any regulatory compliance laws and regulations that impact performance of regulatory compliance policies, programs and procedures. Ensures the coordination of regulatory compliance requirements throughout departments and business units.

Officers

As part of its governance framework, the following officers play a key role in the Corporation’s risk management process:

1)    Chief Executive Officer is responsible for the overall risk governance structure of the Corporation.  The CEO is ultimately responsible for business strategies, strategic objectives, risk management priorities, and policies.

2)    Chief Risk Officer is responsible for the oversight of the risk management of the organization as well as risk governance processes. The CRO, together with the Enterprise Risk Management and Operational Risk Director monitors key risks and manages the operational risk program.  The CRO provides the leadership and strategy for the Corporation’s risk management and monitoring activities and is responsible for the oversight of regulatory compliance, strategic and capital planning, model risk, and operational risk management.

3)    Credit Risk Officer, Chief Lending Officer and other senior executives are responsible for managing and executing the Corporation’s credit risk program.

4)    Chief Financial Officer, together with the Corporation’s Treasurer, manages the Corporation’s interest rate and market and liquidity risk programs and, together with the Corporation’s Chief Accounting Officer, is responsible for the implementation of accounting policies and practices in accordance with GAAP and applicable regulatory requirements. The CFO is assisted by the Risk Assessment Manager in the review of the Corporation’s internal control over financial reporting.

5)    Chief Accounting Officer is responsible for the development and implementation of the Corporation’s accounting policies and practices and the review and monitoring of critical accounts and transactions to ensure that they are managed in accordance with GAAP and applicable regulatory requirements.

6)    Strategic and Capital Planning Officer is responsible for the development of the Corporation’s strategic and business plan, by coordinating and collaborating with the executive team and all corporate bodies concerned with the strategic and business planning process. The Strategic and Capital Planning Director is also responsible for developing and executing a strategy for our stress testing modeling framework.

7)    ERM and Operational Risk Director is responsible for driving the identification, assessment, measurement, mitigation risk and exposure and monitoring of key risks throughout the Corporation. The ERM and Operational Risk Director promotes and instills a culture of risk control, identifies and monitors the resolution of major and critical operational risk issues across the Corporation, and serves as key advisor to business executives with regards to risk exposure to the organization, corrective actions and corporate policies and best practices to mitigate risks.

8)    Compliance Director is responsible for oversight of regulatory compliance. Maintains an inventory of applicable regulations, implements an enterprise-wide compliance risk assessment, and monitors compliance with significant regulations. Builds awareness and educates business units and subsidiaries on regulatory risks.

9)    General Counsel is responsible for the oversight of legal risks, including matters such as contract structuring, litigation risk and all legal related aspects.

10) Corporate Security Officer (CSO) is responsible for the oversight of Information Security policies and procedures, and the ongoing monitoring of existing and new vendors’ due diligence for information security. In addition, the CSO identifies risk factors, and determines solutions to security needs.

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

The Corporation manages liquidity at two levels. The first is the liquidity of the parent company, which is the holding company that owns the banking and non-banking subsidiaries. The second is the liquidity of the banking subsidiary. As of December 31, 2015, FirstBank could not pay any dividend to the parent company except upon receipt of prior approval by the New York FED and the Federal Reserve Board because of the Written Agreement.

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

The Corporation develops and maintains contingency funding plans. These plans evaluate the Corporation’s liquidity position under various operating circumstances and are designed to ensure that the Corporation will be able to operate through periods of stress when access to normal sources of funds is constrained. The plans project funding requirements during a potential period of stress, specify and quantify sources of liquidity, outline actions and procedures for effectively managing through a difficult period, and define roles and responsibilities.  Under the contingency funding plan, the Corporation stresses the balance sheet and the liquidity position to critical levels that imply difficulties in getting new funds or even maintaining the current funding position of the Corporation and the Bank and are designed to ensure the ability of the Corporation and the Bank to honor its respective commitments, and establish liquidity triggers monitored by the MIALCO in order to maintain the ordinary funding of the banking business. Four different scenarios are defined in the contingency funding plan: local market event, credit rating downgrade, an economic cycle downturn event, and a concentration event. They are reviewed and approved annually by the Board of Directors’ Asset and Liability Committee.

The Corporation manages its liquidity in a proactive manner, and maintains a sound liquidity position. Multiple measures are utilized to monitor the Corporation’s liquidity position, including core liquidity, basic liquidity, and time-based reserve measures. As of December 31, 2015, the estimated core liquidity reserve (which includes cash and free liquid assets) was $1.5 billion or 12.3% of total assets, compared to $1.5 billion or 11.7% of total assets as of December 31, 2014. The basic liquidity ratio (which adds available secured lines of credit to the core liquidity) was approximately 17.4% of total assets, compared to 15.6% of total assets as of December 31, 2014. As of December 31, 2015, the Corporation had $641.6 million available for additional credit from the FHLB NY. Unpledged liquid securities as of December 31, 2015 mainly consisted of fixed-rate MBS and U.S. agency debentures amounting to approximately $617.6 million. The Corporation does not rely on uncommitted inter-bank lines of credit (federal funds lines) to fund its operations and does not include them in the basic liquidity measure.  As of December 31, 2015, the holding company had $35.2 million of cash and cash equivalents. Cash and cash equivalents at the Bank level as of December 31, 2015 were approximately $745.6 million. The Bank has $2.1 billion in brokered CDs as of December 31, 2015, of which approximately $1.3 billion mature over the next twelve months. Liquidity at the Bank level is highly dependent on bank deposits, which fund 75% of the Bank’s assets (or 58% excluding brokered CDs).

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

The Corporation has continued reducing the amounts of brokered CDs. As of December 31, 2015, the amount of brokered CDs had decreased $789.6 million to $2.1 billion from brokered CDs of $2.9 billion as of December 31, 2014.  At the same time as the Corporation focuses on reducing its reliance on brokered CDs, it is seeking to add core deposits. During 2015, the Corporation increased non-brokered deposits, excluding government deposits, by $467.2 million to $6.7 billion.  The Doral transaction added over $446.9 million in non-brokered deposits as of December 31, 2015, excluding $41.3 million of government deposits.

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

The Corporation's principal sources of funding are:

Deposits
The following table presents the composition of total deposits:

	Weighted Average
	Cost as of	As of December 31,
	December 31, 2015	2015	2014	2013
(In thousands)
Savings accounts	0.57%	$2,459,186	$2,450,484	$2,334,831
Interest-bearing checking
accounts	0.45%	1,088,651	1,054,136	1,167,480
Certificates of deposit	1.07%	4,453,728	5,078,709	5,526,401
Interest-bearing deposits	0.83%	8,001,565	8,583,329	9,028,712
Non-interest-bearing deposits		1,336,559	900,616	851,212

Total		$9,338,124	$9,483,945	$9,879,924

Interest-bearing deposits:
Average balance outstanding		$8,352,900	$8,896,722	$9,033,592
Non-interest-bearing deposits:
Average balance outstanding		$1,220,726	$876,460	$855,231
Weighted average rate during
the period on interest-
bearing deposits		0.83%	0.88%	1.02%

Brokered CDs – A large portion of the Corporation’s funding has been retail brokered CDs issued by FirstBank. Total brokered CDs decreased during 2015 by $789.6 million to $2.1 billion as of December 31, 2015. The Corporation utilized a portion of the cash received in the Doral transaction to pay off maturing brokered CDs.

The average remaining term to maturity of the retail brokered CDs outstanding as of December 31, 2015 is approximately 1.1 years.

The use of brokered CDs has been particularly important for the growth of the Corporation. The Corporation encounters intense competition in attracting and retaining regular retail deposits in Puerto Rico. The brokered CD market is very competitive and liquid, and has enabled the Corporation to obtain substantial amounts of funding in short periods of time. This strategy has enhanced the Corporation’s liquidity position, since brokered CDs are insured by the FDIC up to regulatory limits and can be obtained faster compared to regular retail deposits. During 2015, the Corporation issued $1.0 billion in brokered CDs with an average cost of 1.11%.

The following table presents a maturity summary of brokered and retail CDs with denominations of $100,000 or higher as of December 31, 2015:

Total

(In thousands)
Three months or less	$582,382
Over three months to six months	476,439
Over six months to one year	1,180,805
Over one year	1,387,823
Total	$3,627,449

Certificates of deposit in denominations of $100,000 or higher include brokered CDs of $2.1 billion issued to deposit brokers in the form of large ($100,000 or more) certificates of deposit that are generally participated out by brokers in shares of less than $100,000 and are therefore insured by the FDIC.

Government deposits - As of December 31, 2015, the Corporation had $390.4 million of public sector deposits in Puerto Rico ($336.5 million in transactional accounts and $53.9 million in time deposits) compared to $227.4 million as of December 31, 2014. Approximately 45% came from municipalities and municipal agencies in Puerto Rico and 55% came from public corporations and the central government and agencies. The Doral Bank transaction added $41.3 million in government deposits as of December 31, 2015.

In addition, as of December 31, 2015, the Corporation had $186.9 million of government deposits in the Virgin Islands, compared to $173.3 million as of December 31, 2014.

Retail deposits – The Corporation’s deposit products also include regular savings accounts, demand deposit accounts, money market accounts and retail CDs. On February 27, 2015, FirstBank acquired 10 Puerto Rico branches of Doral and assumed $522.6 million in deposits related to such branches. Total deposits, excluding brokered CDs and government deposits, increased by $467.2 million to $6.7 billion from the balance of $6.2 billion as of December 31, 2014. Refer to Note 16 in the Corporation’s audited financial statements for the year ended December 31, 2015 included in Item 8 of this Form 10-K for further details.

    Refer to “Net Interest Income” above for information about average balances of interest-bearing deposits, and the average interest rates paid on deposits for the years ended December 31, 2015, 2014 and 2013.

Borrowings

As of December 31, 2015, total borrowings amounted to $1.38 billion as compared to $1.46 billion and $1.43 billion as of December 31, 2014 and 2013, respectively.

The following table presents the composition of total borrowings as of the dates indicated:

	Weighted Average Rate as of December 31, 2015
		As of December 31,
		2015	2014	2013
(Dollars in thousands)
Securities sold under agreements
to repurchase	2.73%	$700,000	$900,000	$900,000
Advances from FHLB	1.30%	455,000	325,000	300,000
Other borrowings	3.16%	226,492	231,959	231,959
Total (1)		$1,381,492	$1,456,959	$1,431,959

Weighted average rate during
the period		2.53%	2.72%	2.62%

(1) Includes borrowings of $826.5 million as of December 31, 2015 that have variable interest rates or have maturities within a year.

Securities sold under agreements to repurchase - The Corporation’s investment portfolio is funded in part with repurchase agreements. The Corporation’s outstanding securities sold under repurchase agreements amounted to $900 million as of December 31, 2015 and 2014. One of the Corporation’s strategies has been the use of structured repurchase agreements and long-term repurchase agreements to reduce liquidity risk and manage exposure to interest rate risk by lengthening the final maturities of its liabilities while keeping funding costs at reasonable levels. In addition to these repurchase agreements, the Corporation has been able to maintain access to credit by using cost-effective sources such as FHLB advances. Refer to Note 17 in the Corporation’s audited financial statements for the period ended December 31, 2015 included in Item 8 of this Form 10-K for further details about repurchase agreements outstanding by counterparty and maturities.

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

Given the quality of the collateral pledged, the Corporation has not experienced significant margin calls from counterparties arising from credit-quality-related write-downs in valuations.

Advances from the FHLB – The Bank is a member of the FHLB system and obtains advances to fund its operations under a collateral agreement with the FHLB that requires the Bank to maintain qualifying mortgages and/or investments as collateral for advances taken. As of December 31, 2015 and 2014, the outstanding balance of FHLB advances was $455.0 and $325.0 million, respectively. The Corporation had $641.6 million available for additional credit on FHLB lines of credit.

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

In 2004, FBP Statutory Trust I, a financing trust that is wholly owned by the Corporation and not consolidated in the Corporation’s financial statements, sold to institutional investors $100 million of its variable rate trust-preferred securities. The proceeds of the issuance, together with the proceeds of the purchase by the Corporation of $3.1 million of FBP Statutory Trust I variable rate common securities, were used by FBP Statutory Trust I to purchase $103.1 million aggregate principal amount of the Corporation’s Junior Subordinated Deferrable Debentures.

Also in 2004, FBP Statutory Trust II, a financing trust that is wholly owned by the Corporation and not consolidated in the Corporation’s financial statements, sold to institutional investors $125 million of its variable rate trust-preferred securities. The proceeds of the issuance, together with the proceeds of the purchase by the Corporation of $3.9 million of FBP Statutory Trust II variable rate common securities, were used by FBP Statutory Trust II to purchase $128.9 million aggregate principal amount of the Corporation’s Junior Subordinated Deferrable Debentures.

The trust-preferred debentures are presented in the Corporation’s consolidated statement of financial condition as Other Borrowings. The variable rate trust-preferred securities are fully and unconditionally guaranteed by the Corporation. The $100 million Junior Subordinated Deferrable Debentures issued by the Corporation in April 2004 and the $125 million issued in September 2004 mature on June 17, 2034 and September 20, 2034, respectively; however, under certain circumstances, the maturity of Junior Subordinated Debentures may be shortened (such shortening would result in a mandatory redemption of the variable rate trust-preferred securities). The trust-preferred securities, subject to certain limitations, qualify as Tier I regulatory capital under current applicable rules and regulations. The Collins Amendment of the Dodd-Frank Act eliminated certain trust-preferred securities from Tier 1 Capital. Bank Holding Companies such as the Corporation were required to fully phase out these instruments from Tier I capital by January 1, 2016 (25% allowed in 2015 and 0% in 2016), however they may remain in Tier 2 capital until the instruments are redeemed or mature. As of December 31, 2015, the Corporation had $220 million in trust preferred securities that are subject to the phase-out from Tier 1 Capital under the Basel III Final Rule.

During the second quarter of 2015, the Corporation issued 852,831 shares of the Corporation’s common stock in exchange for $5.3 million of trust preferred securities (FBP Statutory Trust I), which enabled the Corporation to cancel $5.5 million of the carrying value of the debentures underlying the purchased trust preferred securities.  This transaction resulted in a gain of $0.3 million resulting from the difference between the carrying value of the trust preferred securities exchanged and the fair value of the common stock issued, included as part of other income in the consolidated statement of income.  The Corporation surrendered the trust preferred securities, resulting in a commensurate reduction in the related Floating Rate Junior Subordinated Debenture.

With respect to the outstanding subordinated debentures, the Corporation has elected to defer the interest payments that were due in quarterly periods since March 2012. The aggregate amount of payments deferred and accrued approximates $28.7 million as of December 31, 2015, included as part of accounts payable and other liabilities in the consolidated statement of financial condition. Under the indentures, we have the right, from time to time, and without causing an event of default, to defer payments of interest on the subordinated debentures by extending the interest payment period at any time and from time to time during the term of the subordinated debentures for up to twenty consecutive quarterly periods. Future interest payments are subject to Federal Reserve approval.

During the first quarter of 2016, the Corporation completed the repurchase of trust preferred securities that were being auctioned in a public sale at which the Corporation was invited to participate. The Corporation repurchased and cancelled $10 million in trust preferred securities of the FBP Statutory Trust II, resulting in a commensurate reduction in the related Floating Rate Junior Subordinated Debenture.

The Corporation’s winning bid equated to 70% of the $10 million par value.  The 30% discount, plus accrued interest, resulted in a pre-tax gain of approximately $4.2 million. As trust preferred securities no longer qualify for Tier 1 capital, the realized gain on the transaction contributed to an increase of approximately 5 basis points in the Common Equity Tier 1 and Tier 1 capital ratios, an increase of approximately 4 basis point in the Leverage capital ratio, and a decrease of approximately 6 basis points in the Total Regulatory capital ratio.

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

The enhanced capabilities improve the Corporation’s liquidity profile as they allow the Corporation to derive liquidity, if needed, from the sale of mortgage loans in the secondary market. The U.S. (including Puerto Rico) secondary mortgage market is still highly liquid, in large part because of the sale of mortgages through guarantee programs of the FHA, VA, HUD, FNMA and FHLMC. The Corporation obtained commitment authority from GNMA to issue GNMA mortgage-backed securities from GNMA, and, under this program, the Corporation completed the securitization of approximately $286.0 million of FHA/VA mortgage loans into GNMA MBS during 2015. Any regulatory actions affecting GNMA, FNMA or FHLMC could adversely affect the secondary mortgage market.

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

Cash Flows

Cash and cash equivalents were $752.5 million as of December 31, 2015, a decrease of $43.7 million when compared to the balance as of December 31, 2014, while, as of December 31, 2014, the total balance of cash and cash equivalents amounted to $796.1 million, an increase of $140.4 million from December 31, 2013. The following discussion highlights the major activities and transactions that affected the Corporation’s cash flows during 2015 and 2014.

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

For 2015 and 2014, net cash provided by operating activities was $261.9 million and $264.4 million, respectively.  Net cash generated from operating activities was higher than reported net income largely as a result of adjustments for operating items such as the provision for loan and lease losses, depreciation and amortization, and impairments as well as the cash generated from sales of loans held for sale.

Cash Flows from Investing Activities

The Corporation’s investing activities primarily relate to originating loans to be held for investment and purchasing, selling and repayments of available-for-sale investment securities. For the year ended December 31, 2015, net cash provided by investing activities was $439.0 million, primarily reflecting the net cash received in the Doral Bank transaction, proceeds from the bulk sale of assets and repayments of commercial and consumer loans.

For the year ended December 31, 2014, net cash used in investing activities was $254.7 million, primarily reflecting principal repayments on loans held for investment and available-for-sale investment securities.

Cash Flows from Financing Activities

The Corporation’s financing activities primarily include the receipt of deposits and issuance of brokered CDs, the issuance and payments of long-term debt, the issuance of equity instruments and activities related to its short-term funding. For the year ended December 31, 2015, net cash used in financing activities was $744.5 million, mainly due to the repayments of maturing brokered CDs and funds used for the aforementioned $200 million reverse repurchase agreements entered into in 2015.

During 2014, net cash used in financing activities was $378.6 million, mainly due to the reduction of brokered CDs and deposit withdrawals by certain government entities and public corporations in Puerto Rico.

Capital

As of December 31, 2015, the Corporation’s stockholders’ equity was $1.7 billion, an increase of $22.4 million from December 31, 2014.  The increase was mainly driven by the net income of $21.3 million for 2015 and the exchange of $5.3 million of trust preferred securities for shares of the Corporation’s common stock, partially offset by a $9.4 million decrease in other comprehensive income.  As a result of the Written Agreement with the New York FED, currently neither First BanCorp., nor FirstBank, is permitted to pay dividends on securities without prior approval.

New U.S. regulatory capital requirements (the “Basel III rules”) have introduced new minimum capital ratios and capital conservation buffer requirements, change the composition of regulatory capital, required a number of new adjustments to and deductions from regulatory capital, and introduced a new “Standardized Approach” for the calculation of risk-weighted assets. The new minimum regulatory capital requirements and the Standardized Approach for the calculation of risk-weighted assets became effective for the Corporation and FirstBank on January 1, 2015. The phase-in period for certain deductions and adjustments to regulatory capital began on January 1, 2015 and will be completed on January 1, 2018.

The Basel III rules introduce a new and separate ratio of Common Equity Tier 1 capital (“CET1”) to risk-weighted assets. CET1, a narrower subcomponent of total Tier 1 capital, generally consists of common stock and related surplus, retained earnings, accumulated other comprehensive income (“AOCI”), and qualifying minority interests. Certain banking organizations, however, including the Corporation and FirstBank, were allowed to make a one-time permanent election in early 2015 to continue to exclude AOCI items. The Corporation and FirstBank elected to permanently exclude capital in AOCI in order to avoid significant variations in the level of capital depending upon the impact of interest rate fluctuations on the fair value of the securities portfolio. In addition, the Basel III rules require the Corporation to maintain an additional CET1 capital conservation buffer of 2.5%. Under the fully phased-in rules, the Corporation will be required to maintain: (i) a minimum CET1 to risk-weighted assets ratio of at least 4.5%, plus the 2.5% “capital conservation buffer,” resulting in a required minimum CET1 ratio of at least 7%, (ii) a minimum ratio of total Tier 1 capital to risk-weighted assets of at least 6.0%, plus the 2.5% capital conservation buffer, resulting in a required minimum Tier 1 capital ratio of 8.5%, (iii) a minimum ratio of total Tier 1 plus Tier 2 capital to risk-weighted assets of at least 8.0%, plus the 2.5% capital conservation buffer, resulting in a required minimum total capital ratio of 10.5%, and (iv) a required minimum leverage ratio of 4%, calculated as the ratio of Tier 1 capital to average on-balance sheet (non-risk adjusted) assets. The phase-in of the capital conservation buffer began on January 1, 2016 with a first year requirement of 0.625% of additional CET1, which will be progressively increased over a four-year period, increasing by that same percentage amount on each subsequent January 1 until it reaches the fully phased-in 2.5% CET1 requirement on January 1, 2019.

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

In addition, under the Basel III rules banking organizations such as the Corporation were required to phase out TRuPs from Tier 1 capital beginning on January 1, 2015.  The Corporation’s TRuPs must be fully phased out from Tier 1 capital by January 1, 2016.  However, the Corporation’s TRuPs may continue to be included in Tier 2 capital until the instruments are redeemed or mature.

The Corporation and FirstBank compute risk-weighted assets using the Standardized Approach required by the Basel III rules. The Standardized Approach for risk-weightings has expanded the risk-weighting categories from the four major risk-weighting categories under the previous regulatory capital rules (0%, 20%, 50%, and 100%) to a much larger and more risk-sensitive number of categories, depending on the nature of the assets. In a number of cases, the Standardized Approach results in higher risk weights for a variety of asset categories. Specific changes to the risk-weightings of assets include, among other things: (i) applying a 150% risk weight instead of a 100% risk weight for high volatility commercial real estate acquisition, development and construction loans, (ii) assigning a 150% risk weight to exposures that are 90 days past due (other than qualifying residential mortgage exposures, which remain at an assigned risk-weighting of 100%), (iii) establishing a 20% credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable, in contrast to the 0% risk-weighting under the prior rules and (iv) requiring capital to be maintained against on-balance-sheet and off-balance-sheet exposures that result from certain cleared transactions, guarantees and credit derivatives, and collateralized transactions (such as repurchase agreement transactions).

Set forth below are First BanCorp.'s and FirstBank's regulatory capital ratios as of December 31, 2015 and December 31, 2014:

			Banking Subsidiary
	First BanCorp.		FirstBank		To be well capitalized
		Fully		Fully
As of December 31, 2015	Actual (1)	Phased-in (2)	Actual (1)	Phased-in (2)
Total capital ratio (Total capital to risk-weighted assets)	20.01%	19.44%	19.73%	19.18%	10.00%
Common Equity Tier 1 capital ratio
(Common equity Tier 1 capital to risk weighted assets) (3)	16.92%	15.44%	16.35%	14.61%	6.50%
Tier 1 capital ratio (Tier 1 capital to risk-weighted assets)	16.92%	15.83%	18.45%	17.91%	8.00%
Leverage ratio	12.22%	11.69%	13.33%	13.24%	5.00%

			Banking Subsidiary
	First BanCorp.		FirstBank		To be well capitalized
As of December 31, 2014 (1)
Total capital (Total capital to risk-weighted assets)	19.70%		19.37%		10.00%
Tier 1 capital ratio (Tier 1 capital to risk-weighted assets)	18.44%		18.10%		6.00%
Leverage ratio	13.27%		13.04%		5.00%

(1)

Ratios as of December 31, 2015 reflect the adoption of the Basel III Capital Rules in effect beginning January 1, 2015. The ratios for December 31, 2014 represent the applicability previous capital rules under Basel I.

(2)

Certain adjustments required under the Basel III capital rules will be phased in through the end of 2018. The ratios shown in this column are calculated assuming a fully phased-in basis of all such adjustments as if they were effective as of December 31, 2015.

(3)

As of December 31, 2015, Common Equity Tier 1 capital ratio is a new ratio requirement under the Basel III capital rules and represents common equity, less goodwill and intangible assets, divided by risk-weighted assets (subject to phase-in adjusments as indicated in footnote (2) above).

 The Corporation, as an institution with more than $10 billion but less than $50 billion of total consolidated assets, is subject to certain requirements established by the Dodd-Frank Act, including those related to capital stress testing. The Dodd-Frank Act stress testing requirements are implemented for the Corporation through the Federal Reserve’s Dodd-Frank Act Stress Testing program (DFAST). Consistent with the requirements of these programs, the Corporation submitted its first annual company-run stress test to regulators prior to the established deadline of March 31, 2015.  The results for the severely adverse economic scenario are available on the Corporation’s website.  The results show that even in a severely adverse economic environment, the Corporation’s and the Bank’s capital ratios exceed the well-capitalized thresholds throughout the nine-quarter horizon.

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

The following table is a reconciliation of the Corporation’s tangible common equity and tangible assets for the years ended December 31, 2015 and 2014, respectively:

	December 31,	December 31,
(In thousands, except ratios and per share information)	2015	2014

Total equity - GAAP	$1,694,134	$1,671,743
Preferred equity	(36,104)	(36,104)
Goodwill	(28,098)	(28,098)
Purchased credit card relationship	(13,319)	(16,389)
Core deposit intangible	(9,166)	(5,420)

Tangible common equity	$1,607,447	$1,585,732

Total assets - GAAP	$12,573,019	$12,727,835
Goodwill	(28,098)	(28,098)
Purchased credit card relationship	(13,319)	(16,389)
Core deposit intangible	(9,166)	(5,420)
Tangible assets	$12,522,436	$12,677,928
Common shares outstanding	215,089	212,985

Tangible common equity ratio	12.84%	12.51%
Tangible book value per common share	$7.47	$7.45

The Banking Law of the Commonwealth of Puerto Rico requires that a minimum of 10% of FirstBank’s net income for the year be transferred to legal surplus until such surplus equals the total of paid-in capital on common and preferred stock. Amounts transferred to the legal surplus account from the retained earnings account are not available for distribution to the stockholders without the prior consent of the Puerto Rico Commissioner of Financial Institutions. The Puerto Rico Banking Law provides that, when the expenditures of a Puerto Rico commercial bank are greater than receipts, the excess of the expenditures over receipts shall be charged against the undistributed profits of the bank, and the balance, if any, shall be charged against the reserve fund, as a reduction thereof. If there is no reserve fund sufficient to cover such balance in whole or in part, the outstanding amount shall be charged against the capital account and the Bank cannot pay dividends until it can replenish the reserve fund to an amount of at least 20% of the original capital contributed. During 2015, $2.8 million was transferred to the legal surplus reserve. FirstBank’s legal surplus reserve, included as part of retained earnings in the Corporation’s statement of financial condition, amounted to $42.8 million as of December 31, 2015 (2014 - $40.0 million).

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

     As a provider of financial services, the Corporation routinely enters into commitments with off-balance-sheet risk to meet the financial needs of its customers. These financial instruments may include loan commitments and standby letters of credit. These commitments are subject to the same credit policies and approval processes used for on-balance-sheet instruments. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the statement of financial position. As of December 31, 2015, commitments to extend credit and commercial and financial standby letters of credit amounted to approximately $1.1 billion (including $643.2 million pertaining to credit card loans) and $27.9 million, respectively. Commitments to extend credit are agreements to lend to customers as long as the conditions established in the contract are met. Generally, the Corporation does not enter into the execution of interest rate lock agreements with prospective borrowers in connection with mortgage banking activities.

Contractual Obligations and Commitments

       The following table presents a detail of the maturities of the Corporation’s contractual obligations and commitments, which consist of CDs, long-term contractual debt obligations, commitments to sell mortgage loans and commitments to extend credit:

	Contractual Obligations and Commitments
	As of December 31, 2015
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
(In thousands)

Contractual obligations:
Certificates of deposit	$4,453,728	$2,751,040	$1,550,276	$133,772	$18,640
Securities sold under agreements to
repurchase (1)	700,000	400,000	100,000	-	200,000
Advances from FHLB	455,000	100,000	225,000	130,000	-
Other borrowings	226,492	-	-	-	226,492
Operating leases	88,108	10,175	18,087	13,680	46,166
Other contractual obligations	108,660	34,347	46,836	22,338	5,139
Total contractual obligations	$6,031,988	$3,295,562	$1,940,199	$299,790	$496,437

Commitments to sell mortgage loans	$49,998

Standby letters of credit	$3,577

Commitments to extend credit:
Lines of credit	$1,048,811
Letters of credit	24,359
Construction undisbursed funds	59,747
Total commercial commitments	$1,132,917

(1) Reported net of reverse repurchase agreements by counterparties, when applicable, pursuant to ASC 210-20-45-11.

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

 These simulations are highly complex, and are based on many assumptions that are intended to reflect the general behavior of the balance sheet components over the period in question. It is unlikely that actual events will match these assumptions in most cases. For this reason, the results of these forward-looking computations are only approximations of the true sensitivity of net interest income to changes in market interest rates. Several benchmark and market rate curves were used in the modeling process, primarily the LIBOR/SWAP curve, Prime, U.S. Treasury, FHLB rates, brokered CD rates, repurchase agreements rates and the mortgage commitment rate of 30 years.

The 12-month net interest income is forecasted assuming the December 31, 2015 interest rate curves remain constant. Then, net interest income is estimated under rising and falling rate scenarios. For the rising rate scenario, a gradual (ramp) parallel upward shift of the yield curve is assumed during the first twelve months (the “+200 ramp” scenario). Conversely, for the falling rate scenario, a gradual (ramp) parallel downward shift of the yield curve is assumed during the first twelve months (the “-200 ramp” scenario). However, given the current low levels of interest rates, a full downward shift of 200 bps would represent an unrealistic scenario. Therefore, under the falling rate scenario, rates move downward up to 200 basis points, but without reaching zero. The resulting scenario shows interest rates close to zero in most cases, reflecting a flattening yield curve instead of a parallel downward scenario.

The Libor/Swap curve for December 31, 2015, as compared to December 2014, reflected a 33 basis points increase in the short-term horizon, between one to twelve months, while market rates increased by 9 basis points in the medium term, that is, between 2 to 5 years. In the long term, that is, over a 5-year time horizon, market rates decreased by 9 basis points. The U.S. Treasury curve in the short-term increased by 26 point basis and in the medium-term horizon increased 38 basis points as compared to December 2014 end of month levels. The long-term horizon increased by 15 basis points as compared to December 2014 end of month levels.

The following table presents the results of the simulations as of December 31, 2015 and December 31, 2014. Consistent with prior years, these exclude non-cash changes in the fair value of derivatives:

	December 31, 2015				December 31, 2014
	Net Interest Income Risk				Net Interest Income Risk
	(Projected for the next 12 months)				(Projected for the next 12 months)
	Static Simulation		Growing Balance Sheet		Static Simulation		Growing Balance Sheet
(Dollars in millions)	Change	% Change	Change	% Change	Change	% Change	Change	% Change
+ 200 bps ramp	$12.6	2.51%	$14.2	2.81%	$9.6	1.88%	$9.8	1.90%
- 200 bps ramp	$(7.8)	(1.55)%	$(8.7)	(1.72)%	$(8.2)	(1.60)%	$(9.3)	(1.80)%

The Corporation continues to manage its balance sheet structure to control the overall interest rate risk. As part of the strategy to limit the interest rate risk, the Company has executed certain transactions that affected the simulation results.  The composition of the loan portfolio changed with commercial and construction loans decreasing by $213.2 million, mainly due to the bulk sale of assets and certain large repayments and foreclosures, and consumer loans decreasing by $155.4 million, while mortgage loans increased by $339.0 million mainly due to the residential mortgage loans acquired from Doral Bank.  Other transactions completed in 2015 include the reduction in brokered CDs and the restructuring of $400 million of repurchase agreements, including $200 million in reverse repurchase agreements entered into in 2015 under a master netting agreement with an existing counterparty.

Taking into consideration the above-mentioned facts for modeling purposes, the net interest income for the next twelve months under a non-static balance sheet scenario is estimated to increase by $14.2 million in the rising rate scenario when compared against the Corporation’s flat or unchanged interest rate forecast scenario. Under the falling rate, non-static scenario the net interest income is estimated to decrease $8.7 million.

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

Interest rate swaps - Interest rate swap agreements generally involve the exchange of fixed and floating-rate interest payment obligations without the exchange of the underlying notional principal amount. As of December 31, 2015, the Corporation has no interest rate swaps outstanding.  In the past, most of the interest rate swaps outstanding were used for protection against rising interest rates. Similar to unrealized gains and losses arising from changes in fair value, net interest settlements on interest rate swaps are recorded as an adjustment to interest income or interest expense depending on whether an asset or liability is being economically hedged.

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

For detailed information regarding the volume of derivative activities (e.g. notional amounts), location and fair values of derivative instruments in the Statement of Financial Condition and the amount of gains and losses reported in the Statement of Income (Loss), refer to Note 31 in the Corporation’s audited financial statements for the year ended December 31, 2015 included in Item 8 of this Form 10-K.

The following tables summarize the fair value changes in the Corporation’s derivatives as well as the sources of the fair values:

	Asset Derivatives	Liability Derivatives
	Year Ended	Year Ended
(In thousands)	December 31, 2015	December 31, 2015

Fair value of contracts outstanding at the beginning
of the year	$39	$(187)
Fair value of new contracts entered into during the period	1,098	(1,229)
Changes in fair value during the year	(331)	495
Fair value of contracts outstanding as of
December 31, 2015	$806	$(921)

Sources of Fair Value

	Payment Due by Period
	Maturity Less Than One Year	Maturity 1-3 Years	Maturity 3-5 Years	Maturity in Excess of 5 Years	Total Fair Value

(In thousands)
As of December 31, 2015
Pricing from observable market inputs -
Asset Derivatives	$-	$15	$791	$-	$806
Pricing from observable market inputs -
Liability Derivatives	(123)	(14)	(784)	-	(921)
	$(123)	$1	$7	$-	$(115)

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

As of December 31, 2015 and 2014, all of the derivative instruments held by the Corporation were considered economic undesignated hedges.

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

     Refer to Note 31 of the Corporation’s audited financial statements for the year ended December 31, 2015 included in Item 8 of this Form 10-K for additional information regarding the fair value determination of derivative instruments.

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

The ratio of the allowance for loan losses to total loans held for investment increased to 2.60% as of December 31, 2015 from 2.40% as of December 31, 2014. The allowance to total loans for each of the Corporation’s categories of loans changed as follows: the allowance to total loans for the C&I portfolio increased from 2.57% as of December 31, 2014 to 2.86% at December 31, 2015; the

allowance to total loans for the commercial mortgage portfolio increased from 3.06% at December 31, 2014 to 4.44% at December 31, 2015; the allowance to total loans for the construction loan portfolio decreased from 10.38% at December 31, 2014 to 2.25% at December 31, 2015; the allowance to total loans for the residential mortgage portfolio increased from 0.91% at December 31, 2014 to 1.18% at December 31, 2015; and the allowance to total consumer loans and finance leases decreased from 3.41% as of December 31, 2014 to 3.32% as of December 31, 2015.

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

As shown in the following table, the allowance for loan and lease losses amounted to $240.7 million as of December 31, 2015, or 2.60% of total loans, compared with $222.4 million, or 2.40% of total loans, as of December 31, 2014. Refer to “Provision for Loan and Lease Losses” above for additional details, including information about the adjustments to qualitative factors that stressed the historical loss rates applied to the Corporation’s exposure to commercial loans extended to or guaranteed by the Puerto Rico Government in light of recent events surrounding the Government’s fiscal situation  and the incorporation of the charge-offs on the bulk sale of assets completed in the second quarter of 2015 in the calculation of historical loss rates.

The following table sets forth an analysis of the activity in the allowance for loan and lease losses during the periods indicated:

Year Ended December 31,	2015	2014	2013	2012	2011
(Dollars in thousands)
Allowance for loan and lease losses,
beginning of year	$222,395	$285,858	$435,414	$493,917	$553,025
Provision (release) for loan and lease losses:
Residential mortgage (1)	30,377	17,487	92,755	36,531	45,339
Commercial mortgage (2)	66,884	(7,076)	38,048	(778)	54,513
Commercial and Industrial (3)	34,575	36,681	43,608	38,773	78,711
Construction (4)	(6,891)	(17,508)	15,461	10,955	40,174
Consumer and finance leases	47,100	79,946	53,879	35,018	17,612
Total provision for loan and lease losses (5)	172,045	109,530	243,751	120,499	236,349
Charge-offs:
Residential mortgage (6)	(19,317)	(24,345)	(129,164)	(37,944)	(39,826)
Commercial mortgage (7)	(56,101)	(25,807)	(67,457)	(21,779)	(51,207)
Commercial and Industrial (8)	(33,844)	(61,935)	(109,849)	(49,521)	(69,783)
Construction (9)	(4,994)	(11,533)	(43,323)	(45,008)	(103,131)
Consumer and finance leases	(62,465)	(76,696)	(63,108)	(43,735)	(45,478)
Total charge offs (10)	(176,721)	(200,316)	(412,901)	(197,987)	(309,425)
Recoveries:
Residential mortgage	1,209	1,049	1,165	1,089	835
Commercial mortgage (11)	6,534	10,639	4,855	810	90
Commercial and Industrial (12)	4,316	3,680	4,636	3,605	2,921
Construction (13)	2,582	6,049	2,076	4,267	2,371
Consumer and finance leases	8,350	5,906	6,862	9,214	7,751
Total recoveries (14)	22,991	27,323	19,594	18,985	13,968
Net charge-offs	(153,730)	(172,993)	(393,307)	(179,002)	(295,457)
Allowance for loan and lease losses, end
of year	$240,710	$222,395	$285,858	$435,414	$493,917
Allowance for loan and lease losses to year end total
loans held for investment	2.60%	2.40%	2.97%	4.33%	4.68%
Net charge-offs to average loans
outstanding during the year	1.65%	1.81%	4.01%	1.74%	2.68%
Net charge-offs, excluding net charge-offs related to the
bulk sale of assets ($61.4 million) in 2015, the acquisition of mortgage loans from Doral Financial ($6.9 million) in 2014 and bulk loan sales and loans transferred to held for sale ($232.4 million)
in 2013, to average loans outstanding during the year (15)	1.00%	1.74%	1.68%	1.74%	2.68%
Provision for loan and lease losses to net charge-offs
during the year	1.12x	0.63x	0.62x	0.67x	0.80x
Provision for loan and lease losses to net charge-offs
during the year, excluding the impact of the bulk sale of assets in 2015, the acquisition of mortgage loans from Doral Financial in 2014, and bulk loan sales and the loans transferred
to held for sale in 2013 (15)	1.36x	0.65x	0.69x	0.67x	0.80x
_________
(1)	Includes a provision totaling $68.8 million associated with the bulk loan sales in 2013.
(2)	Includes a provision totaling $33.8 million associated with the bulk sale of assets in 2015 and a provision totaling $28.7 million associated with the bulk loan sales and the transfer of loans to held for sale in 2013.
(3)	Includes a provision of $10.8 million associated with the bulk sale of assets in 2015, a provision totaling $1.4 million associated with the acquisition of mortgage loans from Doral Financial in 2014, and a provision of $20.8 million associated with the bulk loan sales in 2013.
(4)	Includes a provision totaling $2.4 million associated with the bulk sale of assets in 2015 and a provision totaling $13.6 million associated with the bulk loan sales in 2013.
(5)	Includes a provision totaling $46.9 million associated with the bulk sale of assets in 2015, a provision of $1.4 million associated with the acquisition of mortgage loans from Doral Financial in 2014, and a provision of $132.0 million associated with the bulk loan sales and the transfer of loans to held for sale in 2013.
(6)	Includes charge-offs totaling $99.0 million associated with the bulk loan sales in 2013.
(7)	Includes charge-offs totaling $43.2 million associated with the bulk sale of assets in 2015 and charge-offs totaling $54.6 million associated with the bulk loan sales and the transfer of loans to held for sale in 2013.
(8)	Includes charge-offs totaling $22.6 million associated with the bulk sale of assets in 2015, charge-offs totaling $6.9 million associated with the acquisition of mortgage loans from Doral Financial in 2014, and charge-offs of $44.7 million associated with the bulk loan sales in 2013.
(9)	Includes charge-offs totaling $4.1 million associated with the bulk sale of assets in 2015 and charge-offs totaling $34.2 million associated with the bulk loan sales and the transfer of loans to held for sale in 2013.
(10)	Includes charge-offs totaling $69.8 million associated with the bulk sale of assets in 2015, charge-offs totaling $6.9 million associated with the acquisition of mortgage loans from Doral Financial in 2014, and charge-offs of $232.4 million associated with the bulk loan sales and the transfer of loans to held for sale in 2013.
(11)	Includes recoveries of $5.6 million associated with the bulk sale of assets in 2015.
(12)	Includes recoveries of $2.0 million associated with the bulk sale of assets in 2015.
(13)	Includes recoveries of $0.8 million associated with the bulk sale of assets in 2015.
(14)	Includes recoveries of $8.4 million associated with the bulk sale of assets in 2015.
(15)	Refer to "Overview of Results of Operations" above and "Basis of Presentation" below for reconciliations of these measures.

      The following table sets forth information concerning the allocation of the Corporation’s allowance for loan and lease losses by loan category and the percentage of loan balances in each category to the total of such loans as of December 31 of the years indicated:

	2015		2014		2013		2012		2011
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans

(Dollars in thousands)
Residential mortgage loans	$39,570	36%	$27,301	33%	$33,110	27%	$68,354	27%	$68,678	27%
Commercial mortgage
loans	68,211	16%	50,894	18%	73,138	19%	97,692	19%	108,992	15%
Construction loans	3,519	2%	12,822	1%	35,814	2%	61,600	4%	91,386	4%
Commercial and
Industrial loans
(including loans to
local financial
institutions prior
to 2014)	68,768	26%	63,721	27%	85,295	31%	146,900	30%	164,490	39%
Consumer loans and
finance leases	60,642	20%	67,657	21%	58,501	21%	60,868	20%	60,371	15%
	$240,710	100%	$222,395	100%	$285,858	100%	$435,414	100%	$493,917	100%

    The following table sets forth information concerning the composition of the Corporation's allowance for loan and lease losses as of December 31, 2015 and 2014 by loan category and by whether the allowance and related provisions were calculated individually or through a general valuation allowance:

As of December 31, 2015	Residential Mortgage Loans	Commercial Mortgage Loans			Consumer and Finance Leases
				Construction Loans
(Dollars in thousands)			C&I Loans			Total
Impaired loans without specific reserves:
Principal balance of loans, net of charge-offs	$65,495	$54,048	$27,492	$42,512	$2,618	$192,165
Impaired loans with specific reserves:
Principal balance of loans, net of charge-offs	395,173	27,479	143,214	11,004	37,474	614,344
Allowance for loan and lease losses	21,787	3,073	18,096	1,202	8,423	52,581
Allowance for loan and lease losses to
principal balance	5.51%	11.18%	12.64%	10.92%	22.48%	8.56%
PCI loans:
Carrying value of PCI loans	170,766	3,147	-	-	-	173,913
Allowance for PCI loans	3,837	125	-	-	-	3,962
Allowance for PCI loans to carrying value	2.25%	3.97%	-	-	-	2.28%

Loans with general allowance:
Principal balance of loans	2,713,285	1,453,132	2,237,290	102,679	1,787,057	8,293,443
Allowance for loan and lease losses	13,946	65,013	50,672	2,317	52,219	184,167
Allowance for loan and lease losses to
principal balance	0.51%	4.47%	2.26%	2.26%	2.92%	2.22%

Total loans held for investment:
Principal balance of loans	$3,344,719	$1,537,806	$2,407,996	$156,195	$1,827,149	$9,273,865
Allowance for loan and lease losses	39,570	68,211	68,768	3,519	60,642	240,710
Allowance for loan and lease losses to
principal balance (1)	1.18%	4.44%	2.86%	2.25%	3.32%	2.60%

	Residential Mortgage Loans	Commercial Mortgage Loans			Consumer and Finance Leases
				Construction Loans
(Dollars in thousands)			C&I Loans			Total

As of December 31, 2014
Impaired loans without specific reserves:
Principal balance of loans, net of charge-offs	$74,177	$109,271	$41,131	$10,455	$3,778	$238,812

Impaired loans with specific reserves:
Principal balance of loans, net of charge-offs	350,067	101,467	195,240	29,012	30,809	706,595
Allowance for loan and lease losses	10,854	14,289	21,314	2,577	6,171	55,205
Allowance for loan and lease losses to
principal balance	3.10%	14.08%	10.92%	8.88%	20.03%	7.81%

PCI loans:
Carrying value of PCI loans	98,494	3,393	-	-	717	102,604
Allowance for PCI loans	-	-	-	-	-	-
Allowance for PCI loans to carrying value	-	-	-	-	-	-

Loans with general allowance:
Principal balance of loans	2,488,449	1,451,656	2,243,066	84,013	1,947,241	8,214,425
Allowance for loan and lease losses	16,447	36,605	42,407	10,245	61,486	167,190
Allowance for loan and lease losses to
principal balance	0.66%	2.52%	1.89%	12.19%	3.16%	2.04%

Total loans held for investment:
Principal balance of loans	$3,011,187	$1,665,787	$2,479,437	$123,480	$1,982,545	$9,262,436
Allowance for loan and lease losses	27,301	50,894	63,721	12,822	67,657	222,395
Allowance for loan and lease losses to
principal balance (1)	0.91%	3.06%	2.57%	10.38%	3.41%	2.40%

(1) Loans used in the denominator include PCI loans of $173.9 million and $102.6 million as of December 31, 2015 and 2014, respectively.
However, the Corporation separately tracks and reports PCI loans and excludes these loans from statistics for non-performing loans, impaired loans, TDRs and non-performing assets.

The following tables show the activity for impaired loans held for investment and the related specific reserve during 2015, 2014 and 2013:

	2015	2014	2013
(In thousands)
Impaired Loans:
Balance at beginning of year	$945,407	$919,112	1,465,294
Loans determined impaired during the year	160,837	306,390	280,860
Charge-offs	(99,023)	(106,154)	(307,428)
Loans sold, net of charge-offs	(67,836)	(4,500)	(201,409)
Loans transferred from (to) held for sale	40,005	-	(145,415)
Increases to impaired loans - additional disbursements	3,340	5,028	6,624
Foreclosures	(57,728)	(40,582)	(45,094)
Loans no longer considered impaired	(46,489)	(22,333)	(49,299)
Paid in full or partial payments	(72,004)	(111,554)	(85,021)
Balance at end of year	$806,509	$945,407	919,112

	2015	2014	2013
(In thousands)
Specific Reserve:
Balance at beginning of year	$55,205	$102,601	$221,749
Provision for loan losses	91,515	58,758	188,280
Net charge-offs	(94,139)	(106,154)	(307,428)
Balance at end of year	$52,581	$55,205	102,601

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

Purchased Credit Impaired Loans — PCI loans were recorded at fair value at acquisition. Since the initial fair value of these loans included an estimate of credit losses expected to be realized over the remaining lives of the loans, the subsequent accounting for PCI loans differs from the accounting for non-PCI loans. The Corporation, therefore, separately tracks and reports PCI loans and excludes these from its non-performing loans, impaired loans, TDR loans, and non-performing assets statistics.

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

TDR loans are classified as either accrual or nonaccrual loans. A loan on nonaccrual and restructured as a TDR will remain on nonaccrual status until the borrower has proven the ability to perform under the modified structure, generally for a minimum of six months, and there is evidence that such payments can and are likely to continue as agreed. Performance prior to the restructuring, or significant events that coincide with the restructuring, are included in assessing whether the borrower can meet the new terms and may result in the loans being returned to accrual status at the time of the restructuring or after a shorter performance period. If the borrower’s ability to meet the revised payment schedule is uncertain, the loan remains classified as a nonaccrual loan.

The following table presents non-performing assets as of the dates indicated:

	2015	2014	2013	2012	2011
(Dollars in thousands)
Non-performing loans held for investment:
Residential mortgage	$169,001	$180,707	$161,441	$313,626	$338,208
Commercial mortgage	51,333	148,473	120,107	214,780	240,414
Commercial and industrial	137,051	122,547	114,833	230,090	270,171
Construction (1)	54,636	29,354	58,866	178,190	250,022
Finance leases	2,459	5,245	3,082	3,182	3,485
Consumer	28,293	37,570	37,220	35,693	36,062
Total non-performing loans held for
investment	442,773	523,896	495,549	975,561	1,138,362

OREO	146,801	124,003	160,193	185,764	114,292
Other repossessed property	12,223	14,229	14,865	10,107	15,392
Other assets (2)	-	-	-	64,543	64,543
Total non-performing assets,
excluding loans held for sale	601,797	662,128	670,607	1,235,975	1,332,589
Non-performing loans held for sale (1)	8,135	54,641	54,801	2,243	4,764
Total non-performing assets,
including loans held for
sale (3)(4)	$609,932	$716,769	$725,408	$1,238,218	$1,337,353

Past due loans 90 days and still
accruing (5) (6)	$163,197	$162,887	$120,082	$142,012	$130,816
Non-performing assets to total assets	4.85%	5.63%	5.73%	9.45%	10.19%
Non-performing loans held for
investment to total loans held for
investment	4.77%	5.66%	5.14%	9.70%	10.78%
Allowance for loan and lease losses	$240,710	$222,395	$285,858	$435,414	$493,917
Allowance to total non-performing
loans held for investment	54.36%	42.45%	57.69%	44.63%	43.39%
Allowance to total non-performing
loans held for investment,
excluding residential real estate
loans	87.92%	64.80%	85.56%	65.78%	61.73%
_________
(1) During the third quarter of 2015, upon the signing of a new agreement with the borrower, the Corporation changed its intent to sell a $40.0 million construction loan in the Virgin Islands. Accordingly, the loan was transferred back from held for sale to held for investment and continues to be classified as a TDR and a non-performing loan.
(2) Collateral pledged to Lehman.
(3) Purchased credit impaired loans accounted for under ASC 310-30 of $173.9 million and $102.6 million as of December 31, 2015 and December 31,
2014, respectively, are excluded and not considered non-performing due to the application of the accretion method, under which these loans will accrete interest income over the remaining life of the loans using estimated cash flow analysis.
(4) Non-performing assets exclude $414.9 million and $494.6 million of TDR loans that are in compliance with the modified terms and in accrual status as of December 31, 2015 and 2014, respectively.
(5) It is the Corporation's policy to report delinquent residential mortgage loans insured by the FHA or guaranteed by the VA as past due loans 90 days and still accruing as opposed to non-performing loans since the principal repayment is insured. These balances include $37.3 million of residential mortgage loans insured by the FHA or guaranteed by the VA, which are over 15 months delinquent, that are no longer accruing interest as of
December 31, 2015. Based on an update to the analysis of historical collections from these agencies, the Corporation modified its income recognition policy on FHA/VA loans during the fourth quarter of 2015. Previously, the Corporation discontinued the recognition of interest income on these loans when they were 18-months delinquent as to principal or interest.
(6) Amount includes purchased credit impaired loans with individual delinquencies over 90 days and still accruing with a carrying value as of
December 31, 2015 and December 31, 2014 of approximately $23.2 million and $15.7 million, respectively, primary related to loans acquired from
Doral Bank in the first quarter of 2015 and from Doral Financial in the second quarter of 2014.

The following table shows non-performing assets by geographic segment:

	2015	2014	2013	2012	2011
(Dollars in thousands)
Puerto Rico:
Non-performing loans held for investment:
Residential mortgage	$147,975	$156,361	$139,771	$281,086	$297,595
Commercial mortgage	34,917	121,879	101,255	172,534	170,949
Commercial and industrial	131,450	116,301	109,224	215,985	261,189
Construction	11,894	24,526	43,522	99,383	137,478
Finance leases	2,459	5,245	3,082	3,182	3,485
Consumer	26,329	35,286	34,660	32,529	34,888
Total non-performing loans held for investment	355,024	459,598	431,514	804,699	905,584
OREO	133,121	111,041	123,851	145,683	85,788
Other repossessed property	12,115	14,150	14,806	10,070	15,283
Other Assets	-	-	-	64,543	64,543
Total non-performing assets, excluding loans
held for sale	500,260	584,789	570,171	1,024,995	1,071,198
Non-performing loans held for sale	8,135	14,636	14,796	2,243	4,764
Total non-performing assets, including loans
held for sale (1)	$508,395	$599,425	$584,967	$1,027,238	$1,075,962
Past-due loans 90 days and still accruing (2)	$154,915	$154,375	$118,097	$137,288	$118,888
Virgin Islands:
Non-performing loans held for investment:
Residential mortgage	$14,228	$15,483	$8,439	$18,054	$11,470
Commercial mortgage	10,073	11,770	6,827	11,232	12,851
Commercial and industrial	5,601	6,246	5,609	12,905	7,276
Construction (3)	42,590	4,064	11,214	72,648	110,594
Consumer	471	887	514	804	518
Total non-performing loans held for investment	72,963	38,450	32,603	115,643	142,709
OREO	5,458	6,967	14,894	24,260	7,200
Other repossessed property	32	22	5	17	67
Total non-performing assets, excluding loans
held for sale	$78,453	$45,439	$47,502	$139,920	$149,976
Non-performing loans held for sale (3)	-	40,005	40,005	-	-
Total non-performing assets, including loans
held for sale	$78,453	$85,444	$87,507	$139,920	$149,976
Past-due loans 90 days and still accruing	$8,173	$5,281	$1,985	$4,068	$11,204
United States:
Non-performing loans held for investment:
Residential mortgage	$6,798	$8,863	$13,231	$14,486	$29,143
Commercial mortgage	6,343	14,824	12,025	31,014	56,614
Commercial and industrial	-	-	-	1,200	1,706
Construction	152	764	4,130	6,159	1,950
Consumer	1,493	1,397	2,046	2,360	656
Total non-performing loans held for investment	14,786	25,848	31,432	55,219	90,069
OREO	8,222	5,995	21,448	15,821	21,304
Other repossessed property	76	57	54	20	42
Total non-performing assets	$23,084	$31,900	$52,934	$71,060	$111,415
Past-due loans 90 days and still accruing	$109	$3,231	$-	$656	$724
________
(1) Purchased credit impaired loans accounted for under ASC 310-30 of $173.9 million and $102.6 million as of December 31, 2015 and December 31, 2014, respectively, are excluded and not considered non-performing due to the application of the accretion method, under which these loans will accrete interest income over the remaining life of the loans using estimated cash flow analysis.
(2) Amount includes purchased credit impaired loans with individual delinquencies over 90 days and still accruing with a carrying value as of
December 31, 2015 and December 31, 2014 of approximately $23.2 million and $15.7 million, respectively, primarily related to loans acquired from Doral Bank in the first quarter of 2015 and from Doral Financial in the second quarter of 2014.
(3) During the third quarter of 2015, upon the signing of a new agreement with the borrower, the Corporation changed its instead to sell a $40.0 million construction loan in the Virgin Islands. Accordingly, it was transferred back from held for sale to held for investment and continues to be classified as a TDR and a non-performing loan.

Total non-performing loans, including non-performing loans held for sale, were $450.9 million as of December 31, 2015. This represents a decrease of $127.6 million, or 22%, from $578.5 million as of December 31, 2014. The decrease was driven by the bulk sale of assets that included $91.9 million of non-performing commercial and construction loans, the restoration to accrual status of a $24.5 million commercial mortgage facility in Puerto Rico after consideration of the borrower’s sustained historical repayment performance and credit evaluation, the repossession of the underlying collateral related to two non-performing commercial mortgage loans totaling $27.9 million, and decreases of $11.7 million and $12.1 million in non-performing residential mortgage and consumer loans, partially offset by the inflow to non-performing status in the first quarter of the $75.0 million credit facility with PREPA ($71.1 million book value as of December 31, 2015).  The remainder of the decrease reflects charge-offs, commercial loans brought current, and cash collections.

Non-performing commercial mortgage loans, including non-performing commercial mortgage loans held for sale, decreased by $104.0 million, or 67%, from December 31, 2014. The decrease was primarily attributable to the bulk sale of assets that included $40.9 million of non-performing commercial mortgage loans, the aforementioned $24.5 million credit facility restored to accrual status and the two commercial mortgage loans totaling $27.9 million transferred to the OREO portfolio.  Additional reductions were primarily due to loans brought current, including $5.1 million associated with two relationships, cash collections that included the disposition through a short sale of a $6.3 million loan and charge-offs.   Total inflows of non-performing commercial mortgage loans of $18.5 million during 2015 decreased by $71.7 million compared to $90.2 million for 2014.

Non-performing C&I loans increased by $14.5 million compared to December 31, 2014, driven by the inflow of the $75.0 million facility to PREPA (book value $71.1 million as of December 31, 2015), partially offset by the $39.9 million of non-performing C&I loans included in the bulk sale of assets. Total inflows of non-performing C&I loans were $91.2 million for 2015. Excluding the aforementioned PREPA credit facility, total inflows were $16.2 million for 2015 compared to inflows of $95.1 million for the same period in 2014.

   Non-performing construction loans, including non-performing construction loans held for sale, decreased by $14.4 million, or 19%, from December 31, 2014.  The decrease was primarily attributable to the bulk sale of assets that included $11.1 million of non-performing construction loans. The inflows of non-performing construction loans of $0.9 million during 2015 decreased by $1.9 million compared to inflows of $2.8 million for 2014.

The following tables present the activity of commercial and construction non-performing loans held for investment:

	Commercial Mortgage	Commercial & Industrial	Construction	Total
(In thousands)
Year ended December 31, 2015
Beginning balance	$148,473	$122,547	$29,354	$300,374
Plus:
Additions to non-performing	18,532	91,244	866	110,642
Less:
Loans returned to accrual status	(31,734)	(1,149)	(303)	(33,186)
Non-performing loans transferred to OREO	(27,099)	(8,429)	(943)	(36,471)
Non-performing loans charge-offs	(28,724)	(28,789)	(4,937)	(62,450)
Loan collections	(10,832)	(15,686)	(2,182)	(28,700)
Reclassification from loans held for sale	81	-	40,005	40,086
Other reclassification	398	-	(249)	149
Non-performing loans sold, net of charge offs	(17,762)	(22,687)	(6,975)	(47,424)
Ending balance	$51,333	$137,051	$54,636	$243,020

	Commercial Mortgage	Commercial & Industrial	Construction	Total
(In thousands)
Year ended December 31, 2014
Beginning balance	$120,107	$114,833	$58,866	$293,806
Plus:
Additions to non-performing	90,153	95,110	2,833	188,096
Less:
Loans returned to accrual status	(2,609)	(8,566)	(11,461)	(22,636)
Non-performing loans transferred to OREO	(22,984)	(7,344)	(3,086)	(33,414)
Non-performing loans charge-offs	(24,947)	(46,786)	(11,147)	(82,880)
Loan collections	(7,782)	(23,665)	(6,651)	(38,098)
Reclassification	1,035	(1,035)	-	-
Non-performing loans sold, net of charge-offs	(4,500)	-	-	(4,500)
Ending balance	$148,473	$122,547	$29,354	$300,374

The following table presents the activity of commercial and construction non-performing loans held for sale:

	Commercial Mortgage	Commercial & Industrial	Construction	Total
(In thousands)
Year ended December 31, 2015
Beginning balance	$6,839	$-	$47,802	$54,641
(Less) add:
Collections	(55)	-	-	(55)
Reclassification to loans held for investment	(81)	-	(40,005)	(40,086)
Non-performing loans sold	(6,556)	-	-	(6,556)
Lower of cost or market adjustment	(147)	-	338	191
Ending balance	$-	$-	$8,135	$8,135

	Commercial Mortgage	Commercial & Industrial	Construction	Total
(In thousands)
Year ended December 31, 2014
Beginning balance	$6,999	$-	$47,802	$54,801
Less:
Loan collections	(160)	-	-	(160)
Ending balance	$6,839	$-	$47,802	$54,641

Non-performing commercial and construction loans held for sale decreased to $8.1 million as of December 31, 2015 from $54.6 million as of December 31, 2014, due to the aforementioned reclassification of a $40.0 million construction loan back to held for investment upon the signing of a new agreement with the borrower and the sale of a $6.6 million non-performing commercial mortgage loan held for sale included in the bulk sale of assets.

Total non-performing commercial and construction loans, including non-performing loans held for sale, with a book value of $251.2 million as of December 31, 2015 are being carried at 57.9% of unpaid principal balance, net of reserves and accumulated charge-offs.

Non-performing residential mortgage loans decreased by $11.7 million, or 6%, from December 31, 2014. The decrease was mainly driven by loans brought current, modifications through a TDR after a sustained performance period, charge-offs, foreclosures and cash collections during  2015, partially offset by inflows of $91.8 million. The inflows of non-performing residential mortgage loans of $91.8 million during 2015 decreased compared to inflows of $128.1 million for 2014. Approximately $53.6 million, or 32% of total non-performing residential mortgage loans, have been written down to their net realizable value.

The following table presents the activity of residential non-performing loans held for investment in 2015 and 2014:

	Year ended	Year ended
	December 31, 2015	December 31, 2014
(In thousands)
Beginning balance	$180,707	$161,441
Plus:
Additions to non-performing	91,817	128,063
Less:
Loans returned to accrual status	(52,564)	(71,851)
Non-performing loans transferred to OREO	(29,940)	(9,095)
Non-performing loans charge-offs	(13,972)	(17,965)
Loan collections	(6,808)	(9,886)
Other reclassification	(149)	-
Ending balance	$169,091	$180,707

The amount of non-performing consumer loans, including finance leases, decreased by $12.1 million during 2015 mainly related to charge-offs and collections, primarily in auto loans and boat financings. The inflows of non-performing consumer loans of $54.0 million decreased by $19.4 million compared to inflows of $73.4 million for 2014.

As of December 31, 2015, approximately $147.4 million of the loans placed in non-accrual status, mainly commercial loans, were current, or had delinquencies of less than 90 days in their interest payments, including $118.2 million of TDRs maintained in nonaccrual status until the restructured loans meet the criteria of sustained payment performance under the revised terms for reinstatement to accrual status and there is no doubt about full collectability. Collections on these loans are being recorded on a cash basis through earnings, or on a cost-recovery basis, as conditions warrant.

During the year ended December 31, 2015, interest income of approximately $5.4 million related to non-performing loans with a carrying value of $245.4 million as of December 31, 2015, mainly non-performing construction and commercial loans, including the credit facility with PREPA, was applied against the related principal balances under the cost-recovery method.

      The allowance to non-performing loans held for investment ratio as of December 31, 2015 was 54.36%, compared to 42.45% as of December 31, 2014. As of December 31, 2015, approximately $137.0 million, or 31%, of total non-performing loans held for investment have been charged-off to their net realizable value and no specific reserve was allocated as shown in the following table:

(Dollars in thousands)	Residential Mortgage Loans	Commercial Mortgage Loans	C&I Loans	Construction Loans	Consumer and Finance Leases	Total
As of December 31, 2015
Non-performing loans held for investment
charged off to realizable value	$53,612	$15,190	$27,492	$39,466	$1,282	$137,042
Other non-performing loans held
for investment	115,389	36,143	109,559	15,170	29,470	305,731
Total non-performing loans held
for investment	$169,001	$51,333	$137,051	$54,636	$30,752	$442,773

Allowance to non-performing loans held
for investments	23.41%	132.88%	50.18%	6.44%	197.20%	54.36%
Allowance to non-performing loans held
for investments, excluding non-
performing loans charged off to
realizable value	34.29%	188.73%	62.77%	23.20%	205.78%	78.73%

As of December 31, 2014
Non-performing loans held for investment
charged-off to realizable value	$74,177	$85,824	$40,697	$6,182	$1,672	$208,552
Other non-performing loans held
for investment	106,530	62,649	81,850	23,172	41,143	315,344
Total non-performing loans held
for investment	$180,707	$148,473	$122,547	$29,354	$42,815	$523,896

Allowance to non-performing loans held
for investments	15.11%	34.28%	52.00%	43.68%	158.02%	42.45%
Allowance to non-performing loans held
for investments, excluding non-
performing loans charged-off to
realizable value	25.63%	81.24%	77.85%	55.33%	164.44%	70.52%

The Corporation provides homeownership preservation assistance to its customers through a loss mitigation program in Puerto Rico that is similar to the U.S. government’s Home Affordable Modification Program guidelines. Depending upon the nature of borrowers’ financial condition, restructurings or loan modifications through this program as well as other restructurings of individual commercial, commercial mortgage, construction, and residential mortgage loans in the U.S. mainland fit the definition of a TDR. A restructuring of a debt constitutes a TDR if the creditor for economic or legal reasons related to the debtor’s financial difficulties grants a concession to the debtor that it would not otherwise consider. Modifications involve changes in one or more of the loan terms that bring a defaulted loan current and provide sustainable affordability. Changes may include the refinancing of any past-due amounts, including interest and escrow, the extension of the maturity of the loan and modifications of the loan rate. As of December 31, 2015, the Corporation’s total TDR loans of $661.6 million consisted of $382.7 million of residential mortgage loans, $150.3 million of commercial and industrial loans, $44.5 million of commercial mortgage loans, $45.7 million of construction loans, and $38.4 million of consumer loans.

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

Prior to permanently modifying a loan, the Corporation may enter into trial modifications with certain borrowers. Trial modifications generally represent a six-month period during which the borrower makes monthly payments under the anticipated modified payment terms prior to a formal modification. Upon successful completion of a trial modification, the Corporation and the borrower enter into a permanent modification. TDR loans that are participating in or that have been offered a binding trial modification are classified as TDR when the trial offer is made and continue to be classified as TDR regardless of whether the borrower enters into a permanent modification. As of December 31, 2015, the Corporation classified an additional $6.7 million of residential mortgage loans as TDR that were participating in or had been offered a trial modification.

For the commercial real estate, commercial and industrial, and construction loan portfolios, at the time of a restructuring, the Corporation determines, on a loan-by-loan basis, whether a concession was granted for economic or legal reasons related to the borrower’s financial difficulty. Concessions granted for commercial loans could include: reductions in interest rates to rates that are considered below market; extension of repayment schedules and maturity dates beyond original contractual terms; waivers of borrower covenants; forgiveness of principal or interest; or other contract changes that would be considered a concession. The Corporation mitigates loan defaults for its commercial loan portfolios through its collection function. The function’s objective is to minimize both early stage delinquencies and losses upon default of commercial loans. In the case of the commercial and industrial, commercial mortgage, and construction loan portfolios, the Corporation’s Special Asset Group focuses on strategies for the accelerated reduction of non-performing assets through note sales, short sales, loss mitigation programs, and sales of OREO.  In addition to the management of the resolution process for problem loans, the SAG oversees collection efforts for all loans to prevent migration to the non-performing and/or adversely classified status.  The SAG utilizes relationship officers, collection specialists, and attorneys. In the case of residential construction projects, the workout function monitors project specifics, such as project management and marketing, as deemed necessary. The SAG utilizes its collections infrastructure of workout collection officers, credit work-out specialists, in-house legal counsel, and third-party consultants. In the case of residential construction projects and large commercial loans, the SAG function also utilizes third-party specialized consultants to monitor the residential and commercial construction projects in terms of construction, marketing and sales, and assists with the restructuring of large commercial loans.

In addition, the Corporation extends, renews, and restructures loans with satisfactory credit profiles. Many commercial loan facilities are structured as lines of credit, which are mainly one year in term and, therefore, are required to be renewed annually. Other facilities may be restructured or extended from time to time based upon changes in the borrower’s business needs, use of funds, the timing of the completion of projects, and other factors. If the borrower is not deemed to have financial difficulties, extensions, renewals, and restructurings are done in the normal course of business and are not considered to be concessions, and the loans continue to be recorded as performing.

TDRs are classified as either accrual or nonaccrual loans. Loans in accrual status may remain in accrual status when their contractual terms have been modified in a TDR if the loans had demonstrated performance prior to the restructuring and payment in full under the restructured terms is expected, the loan may remain on accrual status. Otherwise, loan on nonaccrual and restructured as a TDR will remain on nonaccrual status until the borrower has proven the ability to perform under the modified structure, generally for a minimum of six months, and there is evidence that such payments can and are likely to continue as agreed. Performance prior to the restructuring, or significant events that coincide with the restructuring, are included in assessing whether the borrower can meet the new terms and may result in the loan being returned to accrual status at the time of the restructuring or after a shorter performance period. If the borrower’s ability to meet the revised payment schedule is uncertain, the loan remains classified as a nonaccrual loan. Loan modifications increase the Corporation’s interest income by returning a non-performing loan to performing status, if applicable, increase cash flows by providing for payments to be made by the borrower, and limit increases in foreclosure and OREO costs. The Corporation continues to consider a modified loan as an impaired loan for purposes of estimating the allowance for loan and lease losses.

	The following table provides a breakdown of accrual and nonaccrual TDR loans:

	(In thousands)	As of December 31, 2015

		Accrual	Nonaccrual (1)	Total TDRs

	Non-FHA/VA Residential Mortgage loans	$303,885	$78,787	$382,672
	Commercial Mortgage Loans	29,121	15,377	44,498
	Commercial and Industrial Loans	48,392	101,862	150,254
	Construction Loans:
	Construction-Land	924	1,842	2,766
	Construction-Commercial	-	39,466	39,466
	Construction-Residential	3,046	436	3,482
	Consumer Loans - Auto	14,823	6,759	21,582
	Finance Leases	1,980	97	2,077
	Consumer Loans - Other	12,737	2,057	14,794
	Total Troubled Debt Restructurings	$414,908	$246,683	$661,591

(1)	Included in nonaccrual loans are $118.2 million in loans that are performing under the terms of the restructuring agreement but are reported in nonaccrual
	status until the restructured loans meet the criteria of sustained payment performance under the revised terms for reinstatement to accrual status and there is
	no doubt about full collectability.

The OREO portfolio, which is part of non-performing assets, increased by $22.8 million. The following table shows the activity during the year ended December 31, 2015 of the OREO portfolio by geographic region and type of property:

(In thousands)	As of December 31, 2015
	Puerto Rico			Virgin Islands			Florida			Consolidated
	Residential	Commercial	Construction	Residential	Commercial	Construction	Residential	Commercial	Construction
Beginning Balance	$25,667	$74,532	$10,841	$648	$114	$6,206	$3,264	$1,008	$1,723	$124,003
Additions	35,766	32,771	1,581	1,711	-	385	4,144	367	-	76,725
Sales	(16,587)	(10,292)	(1,065)	(1,485)	-	(1,961)	(2,126)	-	-	(33,516)
Fair value adjustments	(7,345)	(10,588)	(2,160)	(36)	(3)	(121)	(58)	(60)	(40)	(20,411)
Ending balance	$37,501	$86,423	$9,197	$838	$111	$4,509	$5,224	$1,315	$1,683	$146,801

Net Charge-offs and Total Credit Losses

Total net charge-offs for 2015 were $153.7 million, or 1.65% of average loans, compared to net charge-offs of $173.0 million, or 1.81%, for 2014. The bulk sale of assets in 2015 and fair value adjustments related to mortgage loans acquired in 2014 from Doral in full satisfaction of secured borrowings owed by such entity to FirstBank added $61.4 million and $6.9 million in net charge-offs in  2015 and 2014, respectively.  Excluding the impact of net charge-offs related to the bulk sale in 2015 and net charge-offs related to the acquisition of mortgage loans from Doral Financial in the second quarter of 2014, total net charge-offs in 2015 were $92.3 million, or 1.00% of average loans on an annualized basis, compared to $166.1 million, or an annualized 1.74%, for the same period in 2014, reflecting decreases in all major loan categories.

C&I loans net charge-offs in 2015 totaled $29.5 million, or 1.23% of related average loans, compared to $58.3 million, or 2.13%, for 2014. C&I loans net charge-offs in 2015 include $20.6 million associated with the bulk sale of assets and net charge-offs for 2014 include $6.9 million associated with the acquisition of mortgage loans from Doral.  Excluding the impact of net charge-offs related to the bulk sale in 2015 and the acquisition of mortgage loans from Doral in 2014, C&I net charge-offs for 2015 were $9.0 million, or $42.4 million lower than net charge-offs of $51.4 million in 2014. Substantially all of the charge-offs recorded in 2015 were in Puerto Rico.

Commercial mortgage loans net charge-offs in 2015 were $49.6 million, or 3.12% of related average loans, compared to $15.2 million, or 0.84%, for 2014. Commercial mortgage loans net charge-offs in 2015 included $37.6 million associated with the bulk sale of assets. Excluding the impact of net charge-offs related to the bulk sale, commercial mortgage loans net charge-offs in 2015 were $12.0 million, or $3.2 million lower than net charge-offs for 2014.

Construction loans net charge-offs in 2015 were $2.4 million, or 1.42% of related average loans, compared to $5.5 million, or 2.76%, for 2014. Construction loans net charge-offs in 2015 included $3.3 million of net charge-offs related to the bulk sale of assets.  Excluding the impact of net charge-offs related to the bulk sale, net recoveries on construction loans in 2015 were $0.9 million, primarily reflecting loan loss recoveries of $1.6 million in the Florida region.

Residential mortgage loans net charge-offs in 2015 were $18.1 million, or 0.55% of related average loans, compared to $23.3 million, or 0.85%, for 2014. Approximately $11.3 million in charge-offs in 2015 resulted from valuations for impairment purposes of residential mortgage loans considered homogeneous given high delinquency and loan-to-value levels, compared to $17.6 million for 2014.  Net charge-offs on residential mortgage loans also included $6.6 million related to foreclosures, compared to $4.7 million for 2014.

Net charge-offs of consumer loans and finance leases in 2015 were $54.1 million, or 2.85% of related average loans, compared to $70.8 million, or 3.46% of average loans, in 2014. The decrease is mainly attributable to the auto loan portfolio and to loan loss recoveries of $2.7 million on the sale of certain loans that has been fully charged-off in prior periods.

The following table shows the ratios of net charge-offs to average loans by loan category for the last five years.

	For the year ended December 31,
	2015	2014	2013	2012	2011

Residential mortgage (1)	0.55%	0.85%	4.77%	1.32%	1.32%
Commercial mortgage (2)	3.12%	0.84%	3.44%	1.41%	3.21%
Commercial and Industrial (3)	1.23%	2.13%	3.52%	1.21%	1.57%
Construction (4)	1.42%	2.76%	15.11%	10.49%	16.33%
Consumer loans and finance leases (5)	2.85%	3.46%	2.76%	1.92%	2.33%
Total loans (6)	1.65%	1.81%	4.01%	1.74%	2.68%

(1)

Includes net charge-offs totaling $99.0 million associated with the bulk sales of assets in 2013. Residential net charge-offs to average loans, excluding charge-offs associated with the bulk loan sales, was 1.13% in 2013.

(2)

Includes net charge-offs totaling $37.6 million associated with the bulk sale of assets in 2015. The ratio of commercial mortgage net charge-offs to average loans, excluding net charge-offs associated with the bulk sale of assets, was 0.77% in 2015. Also includes net charge-offs totaling $54.6 million associated with the bulk sale of adversely classified commercial assets and the transfer of loans to held for sale in 2013. The ratio of commercial mortgage net charge-offs to average loans excluding charge-offs associated with the bulk sale of adversely classified commercial assets and the transfer of loans to held for sale, was 0.45% in 2013.

(3)

Includes net charge-offs totaling $20.6 million associated with the bulk sale of assets in 2015. The ratio of commercial and industrial net charge-offs to average loans, excluding net charge-offs associated with the bulk sale of assets, was 0.38% in 2015. Includes net charge-offs totaling $6.9 million associated with the acquisition of mortgage loans from Doral Financial in 2014. The ratio of commercial and industrial net charge-offs to average loans, excluding charge-offs associated with the acquisition of mortgage loans from Doral Financial, was 1.95% in 2014. Also includes net charge-offs totaling $44.7 million associated with the bulk sale of adversely classified commercial assets in 2013. The ratio of commercial and industrial net-charge offs to average loans, excluding charge-offs associated with the bulk sale of adversely classified commercial assets, was 2.04% in 2013.

(4)

Includes net charge-offs totaling $3.3 million associated with the bulk sale of assets in 2015. The ratio of construction  net charge-offs to average loans, excluding net charge-offs associated with the bulk sale of assets, was (0.52)% in 2015. Also includes net charge-offs totaling $34.2 million associated with the bulk sales of assets and the transfer of loans to held for sale in 2013. The ratio of construction loans net-charge offs to average loans, excluding charge-offs associated with the bulk loan sales and the transfer of loans to held for sale, was 2.91% in 2013.

(5)	Includes lease financing.
(6)

Includes net charge-offs totaling $61.4 million associated with the bulk sale of assets in 2015. The ratio of total net charge-offs to average loans, excluding net charge-offs associated with the bulk sale of assets, was 1.00% in 2015. Includes net charge-offs totaling $6.9 million associated with the acquisition of mortgage loans from Doral Financial in 2014. The ratio of total net charge-offs to average loans, excluding charge-offs associated with the acquisition of mortgage loans from Doral Financial, was 1.74% in 2014. Also includes net charge-offs totaling $232.4 million associated with the bulk loan sales and the transfer of loans to held for sale in 2013. The ratio of total net-charge offs to average loans, excluding charge-offs associated with the bulk loan sales and the transfer of loans to held for sale, was 1.68% in 2013.

The following table presents net charge-offs to average loans held in various portfolios by geographic segment for the last five years:

		December 31, 2015	December 31, 2014	December 31, 2013	December 31, 2012	December 31, 2011
	PUERTO RICO:
	Residential mortgage (1)	0.70%	1.08%	5.90%	1.58%	1.32%
	Commercial mortgage (2)(3)	3.90%	1.72%	4.26%	1.39%	4.10%
	Commercial and Industrial (4) (5)(6)	1.50%	2.49%	3.76%	1.31%	1.64%
	Construction (7)(8)	5.33%	4.16%	15.00%	6.34%	11.60%
	Consumer and finance leases (9)	2.96%	3.58%	2.83%	1.91%	2.39%
	Total loans (10)(11)(12)	2.01%	2.27%	4.37%	1.64%	2.40%

	VIRGIN ISLANDS:
	Residential mortgage (13)	0.04%	0.19%	1.88%	0.15%	0.09%
	Commercial mortgage	0.00%	0.10%	0.11%	0.00%	0.00%
	Commercial and Industrial (14)	0.23%	-0.23%	1.63%	0.01%	0.31%
	Construction (15)	0.21%	6.71%	18.08%	23.14%	25.87%
	Consumer and finance leases	0.29%	0.58%	0.48%	1.05%	1.08%
	Total loans (16)	0.11%	0.81%	3.50%	3.41%	4.79%

	FLORIDA:
	Residential mortgage	0.03%	0.03%	0.35%	0.95%	3.09%
	Commercial mortgage (17)	0.26%	-3.12%	0.46%	1.70%	1.56%
	Commercial and Industrial (18)	0.00%	0.00%	0.10%	-0.65%	1.83%
	Construction (19)	-5.98%	-14.75%	6.44%	-8.89%	22.35%
	Consumer and finance leases	1.11%	0.73%	1.84%	3.62%	1.66%
	Total loans (20)	-0.04%	-1.37%	0.61%	1.04%	3.34%
________
(1)

For 2013, includes net charge-offs totaling $92.9 million associated with the bulk loan sales. The ratio of residential mortgage net charge-offs to average loans in Puerto Rico, excluding charge-offs associated with the bulk sales, was 1.41% in 2013.

(2)

For 2015, includes net charge-offs totaling $37.6 million associated with the bulk sale of assets. The ratio of commercial mortgage net charge-offs to average loans in Puerto Rico, excluding net charge-offs associated with the bulk sale of assets, was 0.90% in 2015.

(3)

For 2013, includes net charge-offs totaling $54.6 million associated with the bulk sale of adversely classified commercial assets and the transfer of loans to held for sale. The ratio of commercial mortgage net charge-offs to average loans in Puerto Rico, excluding charge-offs associated with the bulk sale of adversely classified commercial assets and the transfer of loans to held for sale, was 0.47% in 2013.

(4)

For 2015, includes net charge-offs totaling $20.6 million associated with the bulk sale of assets. The ratio of commercial and industrial net charge-offs to average loans in Puerto Rico, excluding net charge-offs associated with the bulk sale of assets, was 0.44% in 2015.

(5)

For 2014, includes net charge-offs totaling $6.9 million associated with the acquisition of mortgage loans from Doral Financial. The ratio of commercial and industrial net charge-offs to average loans in Puerto Rico, excluding charge-offs associated with the acquisition of mortgage loans from Doral Financial, was 2.29% in 2014.

(6)

For 2013, includes net charge-offs totaling $44.7 million associated with the bulk sale of adversely classified commercial assets. The ratio of commercial and industrial net charge-offs to average loans in Puerto Rico, excluding charge-offs associated with the bulk sale of adversely classified commercial assets, was 2.15% in 2013.

(7)

For 2015, includes net charge-offs totaling $3.3 million associated with the bulk sale of assets. The ratio of construction net charge-offs to average loans in Puerto Rico, excluding net charge-offs associated with the bulk sale of assets, was 0.83% in 2015.

(8)

For 2013, includes net charge-offs totaling $19.0 million associated with the bulk sale of adversely classified commercial assets and the transfer of loans to held for sale. The ratio of construction net charge-offs to average loans in Puerto Rico, excluding charge-offs associated with the bulk sale of adversely classified commercial assets and the transfer of loans to held for sale, was 4.29% in 2013.

(9)	Includes lease financing.
(10)

For 2015, includes net charge-offs totaling $61.4 million associated with the bulk sale of assets. The ratio of total net charge-offs to average loans in Puerto Rico, excluding net charge-offs associated with the bulk sale of assets, was 1.20% in 2015.

(11)

For 2014, includes net charge-offs totaling $6.9 million associated with the acquisition of mortgage loans from Doral Financial. The ratio of net charge-offs to average loans in Puerto Rico, excluding charge-offs associated with the acquisition of mortgage loans from Doral Financial, was 2.18% in 2014.

(12)

For 2013, includes net charge-offs totaling $211.2 million associated with the bulk loan sales and the transfer of loans to held for sale. The ratio of total net charge-offs to average loans in Puerto Rico, excluding charge-offs associated with the bulk loan sales and the transfer of loans to held for sale, was 1.89% in 2013.

(13)

For 2013, includes net charge-offs totaling $6.1 million associated with the bulk sale of non-performing residential assets. The ratio of residential mortgage net charge-offs to average loans in the Virgin Islands, excluding charge-offs associated with the bulk sale of non-performing residential assets, was 0.22% in 2013.

(14)	For 2014, recoveries in C&I loans in the Virgin Islands exceeded charge-offs.
(15)

For 2013, includes net charge-offs totaling $15.2 million associated with the bulk loan sales and the transfer of loans to held for sale. The ratio of construction loans net charge-offs to average loans in the Virgin Islands, excluding charge-offs associated with the bulk loan sale and the transfer of loans to held for sale, was -0.48% in 2013.

(16)

For 2013, includes net charge-offs totaling $21.3 million associated with the bulk loan sales and the transfer of loans to held for sale. The ratio of total net-charge offs to average loans in the Virgin Islands, excluding charge-offs associated with the bulk loan sales and the transfer of loans to held for sale, was 0.38% in 2013.

(17)	For 2014, recoveries in commercial mortgage loans in Florida exceeded charge-offs.
(18)	For 2012, recoveries in commercial and industrial loans in Florida exceeded charge-offs.
(19)	For 2015, 2014 and 2012, recoveries in construction loans in Florida exceeded charge-offs.
(20)	For 2015 and 2014, recoveries in total loans in Florida exceeded charge-offs.

Total credit losses (equal to net charge-offs plus losses on OREO operations) for 2015 amounted to $169.5 million, or 1.75%  of average loans and repossessed assets, in contrast to credit losses of $193.6 million, or 2.00%  of average loans for 2014.

The following table presents OREO inventory and credit losses for the periods indicated:
	Year Ended
	December 31,
	2015	2014
(Dollars in thousands)
OREO
OREO balances, carrying value:
Residential	$43,563	$29,579
Commercial	87,849	75,654
Construction	15,389	18,770
Total	$146,801	$124,003

OREO activity (number of properties):
Beginning property inventory	458	496
Properties acquired	344	209
Properties disposed	(253)	(247)
Ending property inventory	549	458

Average holding period (in days)
Residential	328	526
Commercial	468	382
Construction	1,222	870
	505	490
OREO operations (loss) gain:
Market adjustments and (losses) gain on sale:
Residential	(4,296)	(5,145)
Commercial	(7,609)	(8,327)
Construction	(902)	(1,380)
	(12,807)	(14,852)
Other OREO operations expenses	(2,981)	(5,744)
Net Loss on OREO operations	$(15,788)	$(20,596)

CHARGE-OFFS
Residential charge offs, net	(18,108)	(23,296)
Commercial charge offs, net	(79,095)	(73,423)
Construction charge offs, net	(2,412)	(5,484)
Consumer and finance leases charge-offs, net	(54,115)	(70,790)
Total charge-offs, net	(153,730)	(172,993)
TOTAL CREDIT LOSSES (1)	$(169,518)	$(193,589)

LOSS RATIO PER CATEGORY (2):
Residential	0.68%	1.02%
Commercial	2.14%	1.77%
Construction	1.77%	3.06%
Consumer	2.83%	3.43%
TOTAL CREDIT LOSS RATIO (3)	1.79%	2.00%
________
(1)	Equal to OREO operations (losses) plus charge-offs, net.
(2)	Calculated as net charge-offs plus market adjustments and gains (losses) on sale of OREO divided by average loans and repossessed assets.
(3)	Calculated as net charge-offs plus net loss on OREO operations divided by average loans and repossessed assets.

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

Concentration Risk

The Corporation conducts its operations in a geographically concentrated area, as its main market is Puerto Rico. However, the Corporation has diversified its geographical risk as evidenced by its operations in the Virgin Islands and in Florida. Of the total gross loans held for investment of $9.3 billion as of December 31, 2015, approximately 81% have credit risk concentration in Puerto Rico, 12% in the United States, and 7% in the Virgin Islands.

Exposure to the Puerto Rico Government

As of December 31, 2015, the Corporation had $316.0 million of credit facilities, excluding investment securities, granted to the Puerto Rico government, its municipalities and public corporations, of which $314.6 million was outstanding (book value of $311.0 million), compared to $308.0 million outstanding as of December 31, 2014. Approximately $199.5 million of the granted credit facilities outstanding consisted of loans to municipalities in Puerto Rico whose revenues are independent of the central government. The good faith, credit, and unlimited taxing power of the applicable municipality have been pledged to their repayment.  Approximately 88% of the Corporation’s municipality exposure consists primarily of senior priority loans concentrated on five of the largest municipalities in Puerto Rico (San Juan, Carolina, Bayamon, Mayaguez and Guaynabo). These municipalities are required by law to levy special property taxes in such amounts as shall be required for the payment of all its general obligation bonds and loans. Late in 2015, GDB and the CRIM signed a deed of trust. Through this deed the GDB, as fiduciary, is bound to keep the CRIM funds separate from any other deposits and the funds should be distributed by the GDB pursuant to the applicable law. In addition to municipalities, loans extended to the Puerto Rico Government include $18.9 million of loans to units of the Puerto Rico central government, and approximately $96.3 million ($92.6 million book value) of loans to public corporations, including the direct exposure to PREPA with a book value of $71.1 million as of December 31, 2015. The PREPA credit facility was placed in non-accrual status in the first quarter of 2015, and interest payments are now recorded on a cost-recovery basis.

    Furthermore, as of  December 31, 2015, the Corporation had $129.4 million outstanding in financings to the hotel industry in Puerto Rico where the borrower and the operations of the underlying collateral are the primary sources of repayment and the TDF provides a secondary guarantee for payment performance, compared to $133.3 million as of December 31, 2014. The TDF is a subsidiary of the GDB that facilitates private-sector financings to Puerto Rico’s hotel industry. As a result of liquidity risk and uncertainty regarding the Puerto Rico government fiscal situation, the Corporation adversely classified this $129.4 million exposure during the third quarter of 2015. Since late 2012, the Corporation has received combined payments from the borrowers and TDF as guarantor sufficient to cover contractual payments on these loans, including collections of principal and interest from TDF of approximately $5.3 million in 2015 and $6.1 million in 2014. These loans were current and remained in accrual status as of December 31, 2015.

    On March 1, 2016, the Working Group in an updated public presentation indicated that the Commonwealth expects to have insufficient liquidity to make upcoming debt service payments and that a substantial restructuring of the Commonwealth’s existing debt is required to allow the Commonwealth to bring its fiscal accounts into balance, to give it time and the financial flexibility to implement structural reforms and growth initiatives so as to stimulate the Puerto Rican economy and thereby to make the restructured debt sustainable in the long term. We continue to monitor the Puerto Rico government fiscal and economic situation and its potential impact on the Corporation's financial condition, including its potential impact on our TDF-guaranteed exposure.  Although TDF has continued to cover its contractually required payments as guarantor during the first quarter of 2016, we are currently assessing, together with our regulators, whether recent developments related to the Puerto Rico government fiscal situation introduce additional uncertainty regarding TDF's ability to honor its guarantee, which could require that some or all of our TDF-guaranteed exposure be placed in nonaccrual status.  If we determine to treat some or all of such loans as nonaccrual, then the Corporation’s asset quality metrics and capital ratios could be adversely impacted, we could be required to prospectively apply principal and interest payments received to the outstanding principal of the loans, and the affected loans would need to be individually evaluated for impairment with specific reserves allocated as deemed necessary.  In the event these loans are individually evaluated for impairment, based on present appraised values and assumptions as to recovery rates on Puerto Rico government obligations, the required specific reserves are not expected to deviate materially from the general reserves associated with these loans as of December 31, 2015.

In 2015, the Corporation increased by approximately $35 million the general reserve for commercial loans extended to or guaranteed by the Puerto Rico Government, including a $19.2 million charge related to increased qualitative reserve factors applied to commercial loans extended to or guaranteed by the Puerto Rico Government (excluding municipalities). As of December 31, 2015 the total reserve coverage ratio (general and specific reserves) related to commercial loans extended to or guaranteed by the Puerto Rico Government (excluding municipalities) was 19%.

    In addition, the Corporation had $124.6 million in indirect exposure to residential mortgage loans to individual borrowers that are guaranteed by the Puerto Rico Housing Finance Authority. Residential mortgage loans guaranteed by the Puerto Rico Housing Finance Authority are secured by the underlying properties and the guarantees serve to cover shortfalls in collateral in the event of a borrower default. The Puerto Rico Government guarantees up to $75 million of the principal insured by the mortgage loans insurance program. According to the most recently released audited financial statements, as of June 30, 2014, the Puerto Rico Housing Finance Authority mortgage loans insurance program covered loans aggregating to approximately $546 million. The regulations adopted by the Puerto Rico Housing Finance Authority, requires the establishment of adequate reserves to guarantee the solvency of the mortgage loans insurance fund. As of June 30, 2014, Puerto Rico Housing Finance Authority had restricted net position for such purposes of approximately $72.5 million.

Furthermore, as of December 31, 2015, the Corporation had $390.4 million of public sector deposits in Puerto Rico  compared to $227.4 million as of December 31, 2014. Approximately 45% came from municipalities and municipal agencies in Puerto Rico and 55% came from public corporations and the central government and agencies.

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

Basis of Presentation

The Corporation has included in this Form 10-K the following financial measures that are not recognized under GAAP, which are referred to as non-GAAP financial measures: (i) the calculation of net interest income, interest rate spread and net interest margin rate on a tax-equivalent basis and excluding changes in the fair value of derivative instruments and a $2.5 million prepayment penalty collected on a commercial mortgage loan paid off in the fourth quarter of 2014; (ii) the calculation of the tangible common equity ratio and the tangible book value per common share; and (iii) certain other financial measures adjusted to exclude the effect of the bulk sale of assets in 2015, the acquisition of mortgage loans from Doral in 2014, the acquisition of assets and assumption of deposits from Doral in 2015, the conversion costs related to the 2015 Doral transaction, OTTI on Puerto Rico Government Securities recorded in 2015, the gain on the sale of merchant contrats realized in 2015, the costs associated with a voluntary early retirement program implemented in 2015, the bulk sale of assets and the transfer of loans to held for sale in 2013, and the write-off of the colateral pledged to Lehman and the related loss contingency for attorneys’ fees awarded to the other party in the Lehman litigation.   Investors should be aware that non-GAAP financial measures have inherent limitations and should be read only in conjunction with the Corporation’s consolidated financial data prepared in accordance with GAAP.

Net interest income, interest rate spread and net interest margin are reported excluding changes in the fair value of derivative instruments (“valuations”) and the $2.5 million prepayment penalty collected on a commercial mortgage loan paid off in the fourth quarter of 2014, and on a tax-equivalent basis in order to provide additional information about the Corporation’s net interest income and facilitates comparability and analysis. The changes in the fair value of derivative instruments have no effect on interest due or interest earned on interest-bearing liabilities or interest-earning assets, respectively.  The tax-equivalent adjustment to net interest income recognizes the income tax savings when comparing taxable and tax-exempt assets and assumes a marginal income tax rate. Income from tax-exempt earning assets is increased by an amount equivalent to the taxes that would have been paid if this income had been taxable at statutory rates. Management believes that it is a standard practice in the banking industry to present net interest income, interest rate spread and net interest margin on a fully tax-equivalent basis. This adjustment puts all earning assets, most notably tax-exempt securities and certain loans, on a common basis that facilitates comparison of results to results of peers. Refer to Net Interest Income above for the table that reconciles the non-GAAP financial measure “net interest income excluding fair value changes and on a tax-equivalent basis” with net interest income calculated and presented in accordance with GAAP. The table also reconciles the non-GAAP financial measures “net interest spread and margin excluding fair value changes and on a tax-equivalent basis” with net interest spread and margin calculated and presented in accordance with GAAP.

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

To supplement the Corporation’s financial statements presented in accordance with GAAP, the Corporation provides additional adjustments to the provision for loan and lease losses, provision for loan and lease losses to net charge-offs, net charge-offs, net charge-offs to average loans, adjusted non-interest income, adjusted non-interest expenses, and adjusted pre-tax income:

•         Adjusted provision for loan and lease losses, provision for loan and lease losses to net charge-offs, net charge-offs, and net charge-offs to average loans exclude the effect of the $46.9 million charge to the provision for loan and lease losses and net charge-offs of $61.4 million recorded in 2015 related to the bulk sale of assets, net charge-offs of $6.9 million associated with the acquisition of mortgage loans from Doral Financial in satisfaction of borrowings owed by such institution in 2014 and the $132.0 million charge to the provision for loan and lease losses and net charge-offs of $232.4 million related to the two separate bulk sales of assets  and the transfer of certain loans to held for sale in 2013.

•         Adjusted non-interest income excludes OTTI charges of $15.9 million on Puerto Rico Government debt securities recorded in 2015, the $13.4 million bargain purchase gain related to assets acquired and deposits assumed from Doral in 2015, the $7.0 million gain on the sale of merchant contracts in 2015, and the $66.6 million write-off of the collateral pledged to Lehman recorded in 2013.

•         Adjusted non-interest expenses exclude costs of approximately $2.2 million related to the voluntary early retirement program, acquisition and conversion costs of $4.6 million related to the Doral Bank transaction, and expenses and losses amounting to $1.2 million directly related to the bulk sale of assets completed in 2015.

•         Adjusted pre-tax income excludes the effect of all the aforementioned unusual non-recurring or non-core operating items as well as, for the year ended December 31, 2013, expenses of $8.8 million directly attributable to the bulk sales of assets completed in 2013 as well as the $2.5 million loss contingency of attorneys’ fees awarded to the counterparty related to the Lehman matter.

Management believes that these non-GAAP financial measures enhance the ability of analysts and investors to analyze trends in the Corporation’s business and to better understand the performance of the Corporation. In addition, the Corporation may utilize these non-GAAP financial measures as a guide in its budgeting and long-term planning process.

   Refer to Overview of Results of Operations above for the reconciliation of these non-GAAP financial measures to the GAAP financial measures, except for the reconciliation with respect to the non-GAAP financial measures: (i) “provision for loan and lease losses to net charge-offs ratio, excluding the impact of the bulk sale of assets in 2015, the mortgage loans acquired from Doral in 2014, and the bulk sales and transfer of certain loans to held for sale in 2013” with the provision for loan and lease losses to net charge-offs ratio calculated and presented in accordance with GAAP, (ii) net charge-offs excluding the impact of charge-offs recorded in 2014 in the acquisition of mortgage loans from Doral in satisfaction of debt, (iii) adjusted non-interest income with GAAP non-interest income, and (iv) adjusted non-interest expenses to GAAP non-interest expenses, which are set forth below:

	Provision for Loan and Lease
	Losses to Net Charge-Offs,
	(Non GAAP to GAAP reconciliation)
	Year Ended
(In thousands)	December 31, 2015		December 31, 2013
	Provision for Loan	Net Charge-Offs	Provision for Loan	Net Charge-Offs
	and Lease Losses		and Lease Losses
Provision for loan and lease losses and net charge-offs, excluding special
items (Non-GAAP)	$125,098	$92,295	$111,749	$160,863
Special Items:
Bulk sales of assets and loans transferred to held for sale	46,947	61,435	132,002	232,444
Provision for loan and lease losses and net charge-offs (GAAP)	$172,045	$153,730	$243,751	$393,307

Provision for loan and lease losses to net charge-offs, excluding special
items (Non-GAAP)	135.54%		69.47%
Provision for loan and lease losses to net charge-offs (GAAP)	111.91%		61.97%

(Dollars in thousands)	As Reported (GAAP)	Loss on Acquisition of Mortgage Loans from Doral	Adjusted, excluding Loss on Acquisition of Mortgage Loans from Doral (Non-GAAP)

2014

Total net charge-offs	$172,993	$6,908	$166,085
Total net charge-offs to average loans	1.81%		1.74%
Commercial and Industrial	58,255	6,908	51,347
Commercial and Industrial loans net charge-offs to average loans	2.13%		1.95%

The following tables reconcile non-GAAP financial measures adjusted non-interest income and adjusted non-interest expenses to the corresponding measures presented in accordance with GAAP:

(Dollars in thousands)	As Reported (GAAP)	Gain on sale of Merchant Contracts	OTTI on Puerto Rico Government Debt Securities	Bargain purchase gain	Bulk sale Transaction expenses	Voluntary Early Retirement Program-non-recurring expenses	Acquisition and conversion costs	Adjusted (Non-GAAP)

2015

Non-interest income	$81,325	$(7,000)	$15,889	$(13,443)	$-	$-	$-	$76,771

Non-interest expenses	$383,830	$-	$-	$-	$(1,168)	$(2,238)	$(4,646)	$375,778

(Dollars in thousands)	As Reported (GAAP)	Write-off collateral pledged to Lehman and related expenses	Bulk sale Transaction Expenses	Adjusted (Non-GAAP)

2013

Non-interest income	$(15,489)	$66,574	$-	$51,085

Non-interest expenses	$415,028	$(2,500)	$(8,840)	$403,688

Selected Quarterly Financial Data

        Financial data showing results of the 2015 and 2014 quarters is presented below. In the opinion of management, all adjustments necessary for a fair presentation have been included. These results are unaudited.

	2015
	March 31	June 30	September 30	December 31

	(In thousands, except for per share results)
Interest income	$152,485	$151,632	$149,812	$151,640
Net interest income	125,647	126,477	124,929	125,213
Provision for loan losses	32,970	74,266	31,176	33,633
Net income (loss)	25,646	(34,074)	14,758	14,967
Net income (loss) attributable to common stockholders -
basic	25,646	(34,074)	14,758	14,967
Net income (loss) attributable to common stockholders -
diluted	25,646	(34,074)	14,758	14,967
Earnings (loss) per common share-basic	$0.12	$(0.16)	$0.07	$0.07
Earnings (loss) per common share-diluted	$0.12	$(0.16)	$0.07	$0.07

	2014
	March 31	June 30	September 30	December 31
	(In thousands, except for per share results)
Interest income	$160,571	$158,423	$156,662	$158,293
Net interest income	131,320	129,907	127,694	129,152
Provision for loan losses	31,915	26,744	26,999	23,872
Net income	17,083	21,225	23,201	330,778
Net income attributable to common
stockholders -basic	17,462	22,505	23,201	330,778
Net income attributable to common
stockholders -diluted	17,462	22,505	23,201	330,778
Earnings per common share-basic	$0.08	$0.11	$0.11	$1.57
Earnings per common share-diluted	$0.08	$0.11	$0.11	$1.56

Some infrequent transactions that significantly affected quarterly periods include:

Fourth quarter of 2015: (i) a $19.2 million pre-tax charge to the provision for loan and lease losses related to qualitative factor adjustments to the reserves for commercial loans extended to or guaranteed by the Puerto Rico Government; (ii) a $7.0 million pre-tax gain associated with a long-term strategic marketing alliance as part of the sale of the Bank’s merchant contracts portfolio; (iii) a $3.0 million pre-tax OTTI charge on Puerto Rico Government securities; and (iv) pre-tax costs of $2.2 million related to a voluntary early retirement program.

Second quarter of 2015: (i) a $48.7 million pre-tax loss, including transactional expenses, on the bulk sale of assets, primarily adversely classified commercial and construction loans; (ii) a $12.9 million pre-tax OTTI charge on Puerto Rico Government securities; and (iii) pre-tax conversion costs of $2.6 million associated with the conversion of deposit and loan accounts acquired from Doral to the FirstBank’s systems.

First quarter of 2015: (i) the $13.4 million bargain purchase gain related to the acquisition of assets and assumption of liabilities from Doral Bank; and (ii) $2.1 million of related acquisition and conversion costs.

Fourth quarter of 2014, the $302.9 million partial reversal of FirstBank’s deferred tax assets valuation allowance.

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

In addition, in 2015, First BanCorp’s Chief Executive Officer provided to the NYSE his annual certification, as required for all NYSE listed companies, that he was not aware of any violation by the Corporation of the NYSE corporate governance listing standards.

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

Item 8. Financial Statements and Supplementary Data

FIRST BANCORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

First BanCorp.:

We have audited the accompanying consolidated statements of financial condition of First BanCorp. and subsidiaries (the “Corporation”) as of December 31, 2015 and 2014, and the related consolidated statements of income (loss), comprehensive income  (loss), cash flows, and changes in stockholders’ equity for each of the years in the three-year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First BanCorp. and its subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), First BanCorp. and its subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2016 expressed an unqualified opinion on the effectiveness of the Corporation’s internal control over financial reporting.

/s/    KPMG LLP

San Juan, Puerto Rico

March 14, 2016

Stamp No. E196953 of the Puerto Rico

Society of Certified Public Accountants

was affixed to the record copy of this report.

Management’s Report on Internal Control over Financial Reporting

To the Board of Directors and Stockholders of First BanCorp.:

The management of First BanCorp. (the “Corporation”) is responsible for establishing and maintaining adequate internal control over financial reporting. The Corporation’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Corporation’s internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Corporation; (2) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Corporation are being made only in accordance with authorizations of management and directors of the Corporation; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Corporation’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2015 based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on that assessment, management concluded that, as of December 31, 2015, the Corporation’s internal control over financial reporting is effective based on the criteria established in Internal Control-Integrated Framework (2013).

The Corporation’s internal control over financial reporting as of December 31, 2015, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their accompanying report dated March 14, 2016 which expressed an unqualified opinion on the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2015.

                                                                                                     First BanCorp.

   /s/  Aurelio Alemán

   Aurelio Alemán

   President and Chief Executive Officer

   Date: March 14, 2016

   /s/  Orlando Berges

   Orlando Berges

   Executive Vice President

   and Chief Financial Officer

   Date: March 14, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM –

INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders

First Bancorp.:

We have audited First Bancorp.’s (the “Corporation”) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework (2013)  issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit.

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

In our opinion, First Bancorp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of First Bancorp. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income (loss), comprehensive income (loss), cash flows, and changes in stockholders’ equity, for each of the years in the three-year period ended December 31, 2015, and our report dated March 14, 2016, expressed an unqualified opinion on those consolidated financial statements.

/s/    KPMG LLP

San Juan, Puerto Rico

March 14, 2016

Stamp No. E196952 of the Puerto Rico

Society of Certified Public Accountants

was affixed to the record copy of this report.

FIRST BANCORP.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31, 2015	December 31, 2014
	(In thousands, except for share information)
ASSETS

Cash and due from banks	$532,985	$779,147

Money market investments:
Time deposits with other financial institutions	3,000	300
Other short-term investments	216,473	16,661
Total money market investments	219,473	16,961

Investment securities available for sale, at fair value:
Securities pledged that can be repledged	793,562	1,025,966
Other investment securities	1,092,833	939,700
Total investment securities available for sale	1,886,395	1,965,666

Other equity securities	32,169	25,752

Loans, net of allowance for loan and lease losses of $240,710
(2014 - $222,395)	9,033,155	9,040,041
Loans held for sale, at lower of cost or market	35,869	76,956
Total loans, net	9,069,024	9,116,997

Premises and equipment, net	161,016	166,926
Other real estate owned	146,801	124,003
Accrued interest receivable on loans and investments	48,697	50,796
Other assets	476,459	481,587
Total assets	$12,573,019	$12,727,835

LIABILITIES

Non-interest-bearing deposits	$1,336,559	$900,616
Interest-bearing deposits	8,001,565	8,583,329
Total deposits	9,338,124	9,483,945
Securities sold under agreements to repurchase	700,000	900,000
Advances from the Federal Home Loan Bank (FHLB)	455,000	325,000
Other borrowings	226,492	231,959
Accounts payable and other liabilities	159,269	115,188
Total liabilities	10,878,885	11,056,092

Commitments and Contingencies (Notes 27 and 30)

STOCKHOLDERS' EQUITY
Preferred stock, authorized, 50,000,000 shares:
Non-cumulative Perpetual Monthly Income Preferred Stock: issued
22,004,000 shares, outstanding 1,444,146 shares,
aggregate liquidation value of $36,104	36,104	36,104
Common stock, $0.10 par value, authorized, 2,000,000,000 shares; issued,
216,051,128 shares (2014 - 213,724,749 shares issued)	21,605	21,372
Less: Treasury stock (at par value)	(96)	(74)
Common stock outstanding, 215,088,698 shares outstanding
(2014 - 212,984,700 shares outstanding)	21,509	21,298
Additional paid-in capital	926,348	916,067
Retained earnings, includes legal surplus reserve of $42.8 million (2014 - $40.0 million)	737,922	716,625
Accumulated other comprehensive loss, net of tax of $7,752	(27,749)	(18,351)
Total stockholders' equity	1,694,134	1,671,743
Total liabilities and stockholders' equity	$12,573,019	$12,727,835

The accompanying notes are an integral part of these statements.

FIRST BANCORP.

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	Year Ended December 31,
	2015	2014	2013
	(In thousands, except per share information)

Interest and dividend income:
Loans	$555,980	$579,176	$590,334
Investment securities	47,441	52,881	53,527
Money market investments	2,148	1,892	1,927
Total interest income	605,569	633,949	645,788

Interest expense:
Deposits	69,250	78,127	91,787
Securities sold under agreements to repurchase	22,431	26,989	25,933
Advances from FHLB	4,171	3,561	6,031
Notes payable and other borrowings	7,451	7,199	7,092
Total interest expense	103,303	115,876	130,843
Net interest income	502,266	518,073	514,945
Provision for loan and lease losses	172,045	109,530	243,751
Net interest income after provision for loan and lease losses	330,221	408,543	271,194

Non-interest income (loss) :
Service charges and fees on deposit accounts	20,330	16,709	16,974
Mortgage banking activities	17,217	14,685	16,830
Net gain (loss) on sale of investments (includes $42 accumulated other comprehensive income reclassification for other-than-temporary impairment
on equity securities for the year ended December 31, 2013)	-	262	(42)
Other-than-temporary impairment losses on available-for-sale debt securities:
Total other-than-temporary impairment losses	(35,806)	-	-
Non credit-related impairment portion on debt securities not expected to be sold
(recognized in other comprehensive income)	19,289	(388)	(117)
Net impairment losses on available-for-sale debt securities	(16,517)	(388)	(117)
Equity in loss of unconsolidated entity	-	(7,279)	(16,691)
Impairment of collateral pledged to Lehman	-	-	(66,574)
Insurance commission income	7,058	6,868	5,955
Bargain purchase gain	13,443	-	-
Gain on sale of merchant contracts	7,000	-	-
Other non-interest income	32,794	30,491	28,176
Total non-interest income (loss)	81,325	61,348	(15,489)

Non-interest expenses:
Employees' compensation and benefits	150,059	135,422	130,815
Occupancy and equipment	59,295	58,290	60,746
Business promotion	15,234	16,531	15,977
Professional fees	55,632	47,940	49,444
Taxes, other than income taxes	12,669	18,089	18,109
Insurance and supervisory fees	29,021	39,131	48,470
Net loss on other real estate owned (OREO) and OREO operations	15,788	20,596	42,512
Credit and debit card processing expenses	16,177	15,449	12,909
Communications	7,726	7,766	7,401
Other non-interest expenses	22,229	19,039	28,645
Total non-interest expenses	383,830	378,253	415,028

Income (loss) before income taxes	27,716	91,638	(159,323)

Income tax (expense)benefit	(6,419)	300,649	(5,164)

Net income (loss)	$21,297	$392,287	$(164,487)

Net income (loss) attributable to common stockholders	$21,297	$393,946	$(164,487)

Net income (loss) per common share:

Basic	$0.10	$1.89	$(0.80)
Diluted	$0.10	$1.87	$(0.80)

Dividends declared per common share	$-	$-	$-

The accompanying notes are an integral part of these statements.

FIRST BANCORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,

	2015	2014	2013
	(In thousands)

Net income (loss)	$21,297	$392,287	$(164,487)

Available-for-sale debt securities on which an other-than-
temporary impairment has been recognized:

Unrealized (loss) gain on debt securities on which an
other-than-temporary impairment has been recognized	(16,841)	1,781	4,060
Reclassification adjustment for other-than-temporary
impairment on debt securities included in net income	16,517	388	117

All other unrealized (losses) gains on available-for-sale securities:
All other unrealized holding (losses) gains arising
during the period	(9,074)	58,478	(111,381)
Reclassification adjustments for net gain included in
net income	-	(262)	-
Reclassification adjustment for other-than-temporary
impairment on equity securities	-	-	42
Income tax expense related to items of other
comprehensive income	-	-	(6)

Other comprehensive (loss) income for the year, net of tax	(9,398)	60,385	(107,168)

Total comprehensive income (loss)	$11,899	$452,672	$(271,655)

The accompanying notes are an integral part of these statements.

FIRST BANCORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2015	2014	2013

	(In thousands)
Cash flows from operating activities:
Net income (loss)	$21,297	$392,287	$(164,487)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	21,060	20,983	23,980
Amortization of intangible assets	5,143	4,943	6,078
Provision for loan and lease losses	172,045	109,530	243,751
Deferred income tax expense (benefit)	80	(306,010)	(2,783)
Stock-based compensation	6,037	4,221	2,930
Gain on sales of investments, net	-	(262)	-
Bargain purchase gain	(13,443)	-	-
Gain on sale of merchant contracts	(7,000)	-	-
Other-than-temporary impairments on debt securities	16,517	388	117
Other-than-temporary impairments on equity securities	-	-	42
Equity in loss of unconsolidated entity	-	7,279	16,691
Impairment of collateral pledged to Lehman	-	-	66,574
Unrealized gain on derivative instruments	(164)	(936)	(1,871)
Gain on sales of premises and equipment and other assets	(64)	(21)	(4)
Net gain on sales of loans	(7,379)	(7,715)	(7,317)
Net amortization/accretion of premiums, discounts, and deferred loan fees and costs	(6,229)	(2,431)	(4,203)
Originations and purchases of loans held for sale	(428,348)	(311,305)	(467,365)
Sales and repayments of loans held for sale	436,461	328,822	547,404
Loans held for sale valuation adjustment	(191)	-	1,503
Amortization of broker placement fees	4,563	6,662	7,900
Net amortization/accretion of premium and discounts on investment securities	7,046	5,417	6,840
Decrease (increase) in accrued interest receivable	1,703	3,216	(2,341)
Increase in accrued interest payable	6,241	6,812	3,631
Decrease in other assets	20,625	19,724	43,680
Increase (decrease) in other liabilities	5,891	(17,251)	20,935
Net cash provided by operating activities	261,891	264,353	341,685
Cash flows from investing activities:
Principal collected on loans	2,974,684	3,487,748	2,800,471
Loans originated and purchased	(2,964,401)	(3,423,241)	(3,263,973)
Proceeds from sales of loans held for investment	107,702	74,058	314,282
Proceeds from sales of repossessed assets	61,808	66,683	80,032
Proceeds from sales of available-for-sale securities	-	4,861	-
Purchases of available-for-sale securities	(250,585)	(170,419)	(690,377)
Proceeds from principal repayments and maturities of available-for-sale securities	296,950	233,046	330,336
Proceeds from sale of merchant contracts	10,000	-	-
Additions to premises and equipment	(12,456)	(22,262)	(11,789)
Proceeds from sales of premises and equipment and other assets	4,035	1,320	4
Net cash received from acquisition	217,659	-	-
Net (purchases) redemptions/sales of other equity securities	(6,417)	2,939	9,566
Net cash provided by (used in) investing activities	438,979	254,733	(431,448)
Cash flows from financing activities:
Net (decrease) increase in deposits	(673,347)	(402,641)	7,478
Change in securities sold under agreements to repurchase	(200,000)	-	-
Net FHLB advances proceeds (paid)	130,000	25,000	(208,440)
Repurchase of outstanding common stock	(1,173)	(946)	(455)
Issuance costs of common stock issued in exchange for preferred stock
Series A through E	-	(62)	-
Net cash used in financing activities	(744,520)	(378,649)	(201,417)
Net (decrease) increase in cash and cash equivalents	(43,650)	140,437	(291,180)

Cash and cash equivalents at beginning of year	796,108	655,671	946,851
Cash and cash equivalents at end of year	$752,458	$796,108	$655,671
Cash and cash equivalents include:
Cash and due from banks	$532,985	$779,147	$454,302
Money market instruments	219,473	16,961	201,369
	$752,458	$796,108	$655,671

The accompanying notes are an integral part of these statements.

FIRST BANCORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Year Ended December 31,

	2015	2014	2013
	(In thousands)
Preferred Stock:
Balance at beginning of year	$36,104	$63,047	$63,047
Exchange of preferred stock- Series A through E	-	(26,943)	-
Balance at end of year	36,104	36,104	63,047

Common Stock outstanding:
Balance at beginning of year	21,298	20,707	20,624
Common stock issued as compensation	48	32	22
Common stock withheld for taxes	(22)	(18)	(7)
Common stock issued in exchange for Series A through E preferred stock	-	459	-
Common stock issued in exchange for trust preferred securities	85	-	-
Restricted stock grants	102	122	74
Restricted stock forfeited	(2)	(4)	(6)
Balance at end of year	21,509	21,298	20,707

Additional Paid-In Capital:
Balance at beginning of year	916,067	888,161	885,754
Stock-based compensation	6,037	4,221	2,930
Common stock withheld for taxes	(1,151)	(928)	(433)
Common stock issued in exchange for Series A through E preferred stock	-	23,904	-
Reversal of issuance costs of Series A through E preferred stock exchanged	-	921	-
Issuance costs of common stock issued in exchange for Series A through E
preferred stock	-	(62)	-
Common stock issued in exchange for trust preferred securities	5,543	-	-
Restricted stock grants	(102)	(122)	(74)
Common stock issued as compensation	(48)	(32)	(22)
Restricted stock forfeited	2	4	6
Balance at end of year	926,348	916,067	888,161

Retained Earnings:
Balance at beginning of year	716,625	322,679	487,166
Net income (loss)	21,297	392,287	(164,487)
Excess of carrying amount of Series A through E preferred stock exchanged over
fair value of new shares of common stock	-	1,659	-
Balance at end of year	737,922	716,625	322,679

Accumulated Other Comprehensive Income (Loss), net of tax:
Balance at beginning of year	(18,351)	(78,736)	28,432
Other comprehensive (loss) income, net of tax	(9,398)	60,385	(107,168)
Balance at end of year	(27,749)	(18,351)	(78,736)

Total stockholders' equity	$1,694,134	$1,671,743	$1,215,858

The accompanying notes are an integral part of these statements.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1  –  NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The Corporation provides a wide range of financial services for retail, commercial, and institutional clients.  As of December 31, 2015, the Corporation controlled two wholly owned subsidiaries: FirstBank Puerto Rico (“FirstBank” or the “Bank”), and FirstBank Insurance Agency, Inc. (“FirstBank Insurance Agency”).  FirstBank is a Puerto Rico-chartered commercial bank, and FirstBank Insurance Agency is a Puerto Rico-chartered insurance agency. FirstBank is subject to the supervision, examination, and regulation of both the Office of the Commissioner of Financial Institutions of the Commonwealth of Puerto Rico (“OCIF”) and the Federal Deposit Insurance Corporation (the “FDIC”).  Deposits are insured through the FDIC Deposit Insurance Fund.  FirstBank also operates in the state of Florida (USA), subject to regulation and examination by the Florida Office of Financial Regulation and the FDIC, in the USVI, subject to regulation and examination by the United States Virgin Islands Banking Board, and in the BVI, subject to regulation by the British Virgin Islands Financial Services Commission. The Consumer Financial Protection Bureau (“CFBP”) regulates FirstBank’s consumer financial products and services.

FirstBank Insurance Agency is subject to the supervision, examination, and regulation of the Office of the Insurance Commissioner of the Commonwealth of Puerto Rico.

FirstBank conducts its business through its main office located in San Juan, Puerto Rico, 51 banking branches in Puerto Rico as of December 31, 2015, 11 branches in the USVI and BVI, and 10 branches in the state of Florida (USA). As of December 31, 2015, FirstBank has 6 wholly owned subsidiaries with operations in Puerto Rico: First Federal Finance Corp. (d/b/a Money Express La Financiera), a finance company specializing in the origination of small loans with 27 offices in Puerto Rico; First Management of Puerto Rico, a domestic corporation, which holds tax-exempt assets; FirstBank Puerto Rico Securities Corp., a broker-dealer subsidiary engaged in municipal securities underwriting and selling for local Puerto Rico municipal bond issuers and other investment banking activities, such as advisory services, capital raise efforts on behalf of clients and assist in financial transaction structuring. FirstBank Overseas Corporation, an international banking entity organized under the International Banking Entity Act of Puerto Rico; and two other companies that hold and operate certain other real estate owned properties. FirstBank had one active subsidiary with operations outside of Puerto Rico: First Express, a finance company specializing in the origination of small loans with 2 offices in the USVI.

On February 27, 2015, FirstBank acquired 10 Puerto Rico branches of Doral Bank through an alliance with Banco Popular of Puerto Rico (“Popular”), who was the successful lead bidder with the FDIC on the failed Doral Bank, as well as other co-bidders (the “Doral Bank transaction”). This transaction is described in more detail in Note 2 - Business Combination, to the consolidated financial statements. The Doral Bank transaction solidified FirstBank as the second largest bank in Puerto Rico.

Principles of consolidation

The consolidated financial statements include the accounts of the Corporation and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Statutory business trusts that are wholly owned by the Corporation and are issuers of trust-preferred securities, and entities in which the Corporation has a non-controlling interest, are not consolidated in the Corporation’s consolidated financial statements in accordance with authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) for consolidation of variable interest entities. See “Variable Interest Entities” below for further details regarding the Corporation’s accounting policy for these entities.

Use of estimates in the preparation of financial statements

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and contingent liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management has made significant estimates in several areas, including the allowance for loan and lease losses, valuations of investment securities, the fair value of assets acquired, including purchased credit-impaired (PCI) loans, valuations of residential mortgage servicing rights, valuations of OREO properties, and income taxes, including deferred taxes.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

Investment securities

The Corporation classifies its investments in debt and equity securities into one of four categories:

Held-to-maturity — Securities that the entity has the intent and ability to hold to maturity.  These securities are carried at amortized cost.  The Corporation may not sell or transfer held-to-maturity securities without calling into question its intent to hold other debt securities to maturity, unless a nonrecurring or unusual event that could not have been reasonably anticipated has occurred. As of December 31, 2015 and 2014, the Corporation did not hold held-to-maturity investment securities.

Trading — Securities that are bought and held principally for the purpose of selling them in the near term. These securities are carried at fair value, with unrealized gains and losses reported in earnings. As of December 31, 2015 and 2014, the Corporation did not hold investment securities for trading purposes.

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

The impairment analysis of debt securities places special emphasis on the analysis of the cash position of the issuer and its cash and capital generation capacity, which could increase or diminish the issuer’s ability to repay its bond obligations, the length of time and the extent to which the fair value has been less than the amortized cost basis, and the latest information available about the financial health and prospects of the issuer, credit ratings, the failure of the issuer to meet scheduled principal or interest payments, recent legislation, government actions affecting the issuer’s industry, and actions taken by the issuer to deal with the economic climate. The Corporation also takes into consideration changes in the near-term prospects of the underlying collateral, if applicable, such as changes in default rates, loss severity given default, and significant changes in prepayment assumptions. OTTI must be recognized in earnings if the Corporation has the intent to sell the debt security or it is more likely than not that it will be required to sell the debt security before recovery of its amortized cost basis.  However, even if the Corporation does not expect to sell a debt security, it must evaluate expected cash flows to be received and determine if a credit loss has occurred.  An unrealized loss is generally deemed to be other-than-temporary and a credit loss is deemed to exist if the present value of the expected future cash flows is less than the amortized cost basis of the debt security.  The credit loss component of an OTTI, if any, is recorded as net impairment losses on debt securities in the statements of income (loss), while the remaining portion of the impairment loss is recognized in OCI, net of taxes, and included as a component of stockholders’ equity provided the Corporation does not intend to sell the underlying debt security and it is more likely than not that the Corporation will not have to sell the debt security prior to recovery.  The previous amortized cost basis less the OTTI recognized in earnings is the new amortized cost basis of the investment.  The new amortized cost basis is not adjusted for subsequent recoveries in fair value.  However, for debt securities for which OTTI was recognized in earnings, the difference between the new amortized cost basis and the cash flows expected to be collected is accreted as interest income. Debt securities held by the Corporation at year end primarily consisted of securities issued by U.S. government-sponsored entities, bonds issued by the Puerto Rico Government and private label mortgage-backed securities (“MBS”). Given the explicit and implicit guarantees provided by the U.S. Federal government, the Corporation believes the credit risk in securities issued by the U.S. government-sponsored entities is low. The Corporation’s OTTI assessment is concentrated on Puerto Rico Government debt securities, with an amortized cost of $49.7 million as of December 31, 2015, and on private label MBS with an amortized cost of $34.9 million as of December 31, 2015. The discounted cash flow analyses applied to the Puerto Rico Government debt securities are calculated based on the probability of default and loss severity assumptions. The valuation for private label MBS is derived from a discounted cash flow analysis that considers relevant assumptions such as the prepayment rate, default rate, and loss severity on a loan level basis. For further information, refer to Note 5 - Investment Securities, to the consolidated financial statements.

The impairment analysis of equity securities is performed and reviewed on an ongoing basis based on the latest financial information and any supporting research report made by a major brokerage firm.  This analysis is very subjective and based, among other things, on relevant financial data such as capitalization, cash flow, liquidity, systematic risk, and debt outstanding of the issuer. Management also considers the issuer’s industry trends, the historical performance of the stock and credit ratings, if applicable, as well as the Corporation’s intent to hold the security for an extended period. If management believes there is a low probability of recovering book value in a reasonable time frame, it records an impairment by writing the security down to market value. As previously mentioned, equity securities are monitored on an ongoing basis but special attention is given to those securities that have experienced a decline in fair value for six months or more.  An impairment charge is generally recognized when the fair value of an equity security has remained significantly below cost for a period of 12 consecutive months or more.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Loans held for investment

Loans that the Corporation has the ability and intent to hold for the foreseeable future are classified as held for investment. The substantial majority of the Corporation’s loans are classified as held for investment. Loans are stated at the principal outstanding balance, net of unearned interest, cumulative charge-offs, unamortized deferred origination fees and costs, and unamortized premiums and discounts. Fees collected and costs incurred in the origination of new loans are deferred and amortized using the interest method or a method that approximates the interest method over the term of the loan as an adjustment to interest yield. Unearned interest on certain personal loans, auto loans and finance leases and discounts and premiums are recognized as income under a method that approximates the interest method. When a loan is paid-off or sold, any unamortized net deferred fee (cost) is credited (charged) to income. Credit card loans are reported at their outstanding unpaid principal balance plus uncollected billed interest and fees net of amounts deemed uncollectible. Purchased credit-impaired (“PCI”) loans are reported net of any remaining purchase accounting adjustments. See “Loans Acquired” below for the accounting policy for PCI loans.

Non-Performing and Past-Due Loans - Loans on which the recognition of interest income has been discontinued are designated as non-performing.  Loans are classified as non-performing when they are 90 days past due for interest and principal, with the exception of residential mortgage loans guaranteed by the Federal Housing Administration (the “FHA”) or the Veterans Administration (the “VA”) and credit cards. It is the Corporation’s policy to report delinquent mortgage loans insured by the FHA or guaranteed by the VA as loans past due 90 days and still accruing as opposed to non-performing loans since the principal repayment is insured. However, the Corporation discontinues the recognition of income for FHA/VA loans when such loans are over 15 months delinquent. Based on an update to the analysis of historical collections from these agencies performed in the fourth quarter of 2015, the Corporation determined to discontinue the recognition of income for FHA/VA loans once loans are over 15 months delinquent. Previously, the Corporation discontinued the recognition of interest income on these loans when they were 18-months delinquent as to principal or interest. The impact of this change in estimate was not material to the Corporation’s consolidated statement of financial position, results of operations or cash flows. As permitted by regulatory guidance issued by the Federal Financial Institutions Examination Council (“FFIEC”), credit card loans are generally charged off in the period in which the account becomes 180 days past due. Credit card loans continue to accrue finance charges and fees until charged off at 180 days. Loans generally may be placed on non-performing status prior to when required by the policies described above when the full and timely collection of interest or principal becomes uncertain (generally based on an assessment of the borrower’s financial condition and the adequacy of collateral, if any). When a loan is placed on non-performing status, any accrued but uncollected interest income is reversed and charged against interest income and amortization of any net deferred fees is suspended. Interest income on non-performing loans is recognized only to the extent it is received in cash. However, when there is doubt regarding the ultimate collectability of loan principal, all cash thereafter received is applied to reduce the carrying value of such loans (i.e., the cost recovery method). Generally, the Corporation returns a loan to accrual status when all delinquent interest and principal becomes current under the terms of the loan agreement, or after a sustained period of repayment performance (6 months) and the loan is well secured, is in the process of collection, and full repayment of the remaining contractual principal and interest is expected. PCI loans are not reported as non-performing as these loans were written down to fair value at the acquisition date and the accretable yield is recognized in interest income over the remaining life of the loans. Loans that are past due 30 days or more as to principal or interest are considered delinquent, with the exception of residential mortgage, commercial mortgage, and construction loans, which are considered past due when the borrower is in arrears on two or more monthly payments.

Impaired Loans - A loan is considered impaired when, based upon current information and events, it is probable that the Corporation will be unable to collect all amounts due (including principal and interest) according to the contractual terms of the loan agreement, or the loan has been modified in a Troubled Debt Restructuring (“TDR”). Loans with insignificant delays or insignificant shortfalls in the amounts of payments expected to be collected are not considered to be impaired. The Corporation measures impairment individually for those loans in the construction, commercial mortgage, and commercial and industrial portfolios with a principal balance of $1 million or more and any loans that have been modified in a TDR. The Corporation also evaluates for impairment purposes certain residential mortgage loans and home equity lines of credit with high delinquency and loan-to-value levels. Generally, consumer loans are not individually evaluated for impairment on a regular basis except for impaired marine financing loans in amounts that exceed $1 million, home equity lines with high delinquency and loan-to-value levels and TDR loans. Held for sale loans are not reported as impaired, as these loans are recorded at the lower of cost or fair value.

The Corporation generally measures impairment and the related specific allowance for individually impaired loans based on the difference between the recorded investment of the loan and the present value of the loans’ expected future cash flows, discounted at the effective original interest rate of the loan at the time of modification, or the loan’s observable market price. If the loan is collateral dependent, the Corporation measures impairment based upon the fair value of the underlying collateral, instead of discounted cash flows, regardless of whether foreclosure is probable. Loans are identified as collateral dependent if the repayment is expected to be provided solely by the underlying collateral, through liquidation or operation of the collateral. When the fair value of the collateral is used to measure impairment on an impaired collateral-dependent loan and repayment or satisfaction of the loan is dependent on the sale of the collateral, the fair value of the collateral is adjusted to consider estimated costs to sell. If repayment is dependent only on the operation of the collateral, the fair value of the collateral is not adjusted for estimated costs to sell. If the fair value of the loan is less than the recorded investment, the Corporation recognizes impairment by either a direct write-down or establishing a specific allowance for the loan or by adjusting the specific allowance for the impaired loan. For an impaired loan that is collateral dependent,

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

charge-offs are taken in the period in which the loan, or portion of the loan, is deemed uncollectible, and any portion of the loan not charged off is adversely credit risk rated at a level no worse than substandard.

A restructuring of a loan constitutes a TDR if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. TDR loans typically result from the Corporation’s loss mitigation activities and residential mortgage loans modified in accordance with guidelines similar to those of the U.S. government’s Home Affordable Modification Program, and could include rate reductions to a rate that is below market on the loan, principal forgiveness, term extensions, payment forbearance, refinancing of any past-due amounts, including interest, escrow, and late charges and fees, and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of collateral. Residential mortgage loans for which a binding offer to restructure has been extended are also classified as TDR loans. PCI loans are not classified as TDR.

TDR loans are classified as either accrual or nonaccrual. Loans in accrual status may remain in accrual status when their contractual terms have been modified in a TDR if the loans had demonstrated performance prior to the restructuring and payment in full under the restructured terms is expected. Otherwise, a loan on nonaccrual status and restructured as a TDR will remain on nonaccrual status until the borrower demonstrates a sustained period of performance (generally six consecutive months of payments, inclusive of consecutive payments made prior to the modification), and there is evidence that such payments can and are likely to continue as agreed. Refer to Note 8 – Loans Held for Investment, to the consolidated financial statements for additional qualitative and quantitative information about TDR loans.

In connection with commercial loan restructurings, the decision to maintain a loan that has been restructured on accrual status is based on a current, well-documented credit evaluation of the borrower’s financial condition and prospects for repayment under the modified terms. The credit evaluation reflects consideration of the borrower’s future capacity to pay, which may include evaluation of cash flow projections, consideration of the adequacy of collateral to cover all principal and interest, and trends indicating improving profitability and collectability of receivables. This evaluation also includes an evaluation of the borrower’s current willingness to pay, which may include a review of past payment history, an evaluation of the borrower’s willingness to provide information on a timely basis, and consideration of offers from the borrower to provide additional collateral or guarantor support.

The evaluation of mortgage and consumer loans for restructurings includes an evaluation of the client’s disposable income and credit report, the value of the property, the loan-to-value relationship, and certain other client-specific factors that have impacted the borrower’s ability to make timely principal and interest payments on the loan. In connection with residential and consumer restructurings, a nonperforming loan will be returned to accrual status when current as to principal and interest, under the revised terms, and upon sustained historical repayment performance.

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

With respect to loan splits, generally, Note A of a loan split is restructured under market terms, and Note B is fully charged off.  If Note A is in compliance with the restructured terms in years following the restructuring, Note A will be removed from the TDR classification. Refer to Note 8 – Loans Held for Investment, to the consolidated financial statements for additional information about loan splits.

A loan that had previously been modified in a TDR and is subsequently refinanced under current underwriting standards at a market rate with no concessionary terms is accounted for as a new loan and is no longer reported as a TDR.

Interest income on impaired loans is recognized based on the Corporation’s policy for recognizing interest on accrual and non-accrual loans.

     Loans Acquired - All purchased loans are recorded at fair value at the date of acquisition. Loans acquired with evidence of credit deterioration since their origination and where it is probable at the date of acquisition that the Corporation will not collect all contractually required principal and interest payments are considered PCI loans. Evidence of credit quality deterioration as of the

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

purchase date may include statistics such as past due and non-accrual status, credit scores, and revised loan terms. PCI loans have been aggregated into pools based on common risk characteristics. Each pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. In accounting for PCI loans, the difference between contractually required payments and the cash flows expected to be collected at acquisition is referred to as the nonaccretable difference. The nonaccretable difference, which is neither accreted into income nor recorded on the consolidated statement of financial condition, reflects estimated future credit losses expected to be incurred over the life of the pool of loans. The excess of cash flows expected to be collected over the estimated fair value of PCI loans is referred to as the accretable yield. This amount is not recorded on the statement of financial condition, but is accreted into interest income over the remaining life of the pool of loans, using the effective-yield method.

   Subsequent to acquisition, the Corporation continues to estimate cash flows expected to be collected over the life of the PCI loans using models that incorporate current key assumptions such as default rates, loss severity, and prepayment speeds. Decreases in expected cash flows will generally result in an impairment charge to the provision for loan and lease losses and the establishment of an allowance for loan and lease losses. Increases in expected cash flows will generally result in a reduction in any allowance for loan and lease losses established subsequent to acquisition and an increase in the accretable yield. The adjusted accretable yield is recognized in interest income over the remaining life of the pool of loans.

Resolutions of loans may include sales of loans to third parties, receipt of payments in settlement with the borrower, or foreclosure of the collateral. The Corporation’s policy is to remove an individual loan from a pool at its relative carrying amount. The carrying amount is defined as the loan’s current contractually required payments receivable less its remaining nonaccretable difference and accretable yield, but excluding any post-acquisition loan loss allowance. To determine the carrying value, the Corporation performs a pro-rata allocation of the pool’s total remaining nonaccretable difference and accretable yield to an individual loan in proportion to the loan’s current contractually required payments receivable compared to the pool’s total contractually required payments receivable.  This removal method assumes that the amount received from resolution approximates pool performance expectations. The remaining accretable yield balance is unaffected and any material change in the remaining effective yield caused by this removal method is addressed by the Corporation’s quarterly cash flow evaluation process for each pool. Modified PCI loans are not removed from a pool even if those loans would otherwise be deemed TDRs.

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

Charge-off of Uncollectible Loans - Net charge-offs consist of the unpaid principal balances of loans held for investment that the Corporation determines are uncollectible, net of recovered amounts. Charge-offs are recorded as a reduction to the allowance for loan and lease losses and subsequent recoveries of previously charged off amounts are credited to the allowance for loan and lease losses. Collateral dependent loans in the construction, commercial mortgage, and commercial and industrial loan portfolios are charged off to their net realizable value (fair value of collateral, less estimated costs to sell) when loans are considered to be uncollectible.  Within the consumer loan portfolio, auto loans and finance leases are reserved once they are 120 days delinquent and are charged off to their estimated net realizable value when the collateral deficiency is deemed uncollectible (i.e., when foreclosure/repossession is probable) or when the loan is 365 days past due.  Within the other consumer loans class, closed-end loans are charged off when payments are 120 days in arrears, except small personal loans. Open-end (revolving credit) consumer loans, including credit card loans, and small personal loans are charged off when payments are 180 days in arrears. On a quarterly basis, residential mortgage loans that are 180 days delinquent and have an original loan-to-value ratio that is higher than 60% are reviewed and charged-off, as needed, to the fair value of the underlying collateral. Generally, all loans may be charged off or written down to the fair value of the collateral prior to the policies described above if a loss-confirming event occurred. Loss-confirming events include, but are not limited to, bankruptcy (unsecured), continued delinquency, or receipt of an asset valuation indicating a collateral deficiency when the asset is the sole source of repayment. The Corporation does not record charge-offs on PCI loans that are performing in accordance with or better than expectations as of the date of acquisition, as the fair value of these loans already reflects a credit component. The Corporation records charge-offs on PCI loans only if actual losses exceed estimated losses incorporated into the fair value recorded at acquisition and the amount is deemed uncollectible.

Loans held for sale

Loans that the Corporation intends to sell or that the Corporation does not have the ability and intent to hold for the foreseeable future are classified as held for sale loans. Loans held for sale are stated at the lower of aggregate cost or fair value.  Generally, the loans held for sale portfolio consists of conforming residential mortgage loans that the Corporation intends to sell to the Government National Mortgage Association (“GNMA”) and government sponsored entities (“GSEs”) such as the Federal National Mortgage

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Association (“FNMA”) and the Federal Home Loan Mortgage Corporation (“FHLMC”). Generally, residential mortgage loans held for sale are valued on an aggregate portfolio basis and the value is primarily derived from quotations based on the mortgage-backed securities market. The amount by which cost exceeds market value in the aggregate portfolio of loans held for sale, if any, is accounted for as a valuation allowance with changes therein included in the determination of net income and reported as part of mortgage banking activities in the consolidated statement of income (loss). Loan costs and fees are deferred at origination and are recognized in income at the time of sale. The fair value of commercial loans held for sale is primarily derived from external appraisals with changes in the valuation allowance reported as part of other non-interest income in the consolidated statement of income (loss).

In certain circumstances, the Corporation transfers loans from/to held for sale or held for investment based on a change in strategy. If such a change in holding strategy is made, significant adjustments to the loans’ carrying values may be necessary. Reclassification of loans held for sale to held for investment are made at fair value on the date of transfer. Any difference between the carrying value and the fair value of the loan is recorded as an adjustment to non-interest income. Meanwhile, reclassification of loans held for investment to held for sale are made at the lower of cost or fair value on the date of transfer and establish a new cost basis upon transfer. Write-downs of loans transferred from held for investment to held for sale are recorded as charge-offs at the time of transfer.

Allowance for loan and lease losses

The Corporation maintains the allowance for loan and lease losses at a level considered adequate to absorb losses currently inherent in the loan and lease portfolio. The Corporation does not maintain an allowance for held for sale loans or PCI loans that are performing in accordance with or better than expectations as of the date of acquisition, as the fair values of these loans already reflects a credit component. The allowance for loan and lease losses does not include amounts related to accrued interest receivable, other than billed interest and fees on credit card loans, as accrued interest receivable is reversed when a loan is placed on nonaccrual status. The allowance for loan and lease losses provides for probable losses that have been identified with specific valuation allowances for individually evaluated impaired loans and for probable losses believed to be inherent in the loan portfolio that have not been specifically identified. The determination of the allowance for loan and lease losses requires significant estimates, including the timing and amounts of expected future cash flows on impaired loans, consideration of current economic conditions, and historical loss experience pertaining to the portfolios and pools of homogeneous loans, all of which may be susceptible to change.

The Corporation evaluates the need for changes to the allowance by portfolio loan segments and classes of loans within certain of those portfolio segments. The Corporation combines loans with similar credit risk characteristics into the following portfolio segments: commercial mortgage, construction, commercial and industrial, residential mortgage, and consumer loans. Classes are usually disaggregations of the portfolio segments. The classes within the residential mortgage segment are residential mortgages guaranteed by the U.S. government and other residential loans.  The classes within the consumer portfolio are auto, finance leases, and other consumer loans. Other consumer loans mainly include unsecured personal loans, credit cards, home equity lines, lines of credits, and marine financing. The classes within the construction loan portfolio are land loans, construction of commercial projects, and construction of residential projects. The commercial mortgage and commercial and industrial segments are not further segmented into classes. The adequacy of the allowance for loan and lease losses is based on judgments related to the credit quality of each portfolio segment. These judgments consider ongoing evaluations of each portfolio segment, including such factors as the economic risks associated with each loan class, the financial condition of specific borrowers, the geography (Puerto Rico, Florida or the Virgin Islands), the level of delinquent loans, historical loss experience, the value of any collateral and, where applicable, the existence of any guarantees or other documented support.  In addition to the general economic conditions and other factors described above, additional factors considered include the internal risk ratings assigned to loans.  An internal risk rating is assigned to each commercial loan at the time of approval and is subject to subsequent periodic review by the Corporation's senior management. The allowance for loan and lease losses is reviewed on a quarterly basis as part of the Corporation’s continued evaluation of its asset quality.

The allowance for loan and lease losses is increased through a provision for credit losses that is charged to earnings, based on the quarterly evaluation of the factors previously mentioned, and is reduced by charge-offs, net of recoveries.

The allowance for loan and lease losses consists of specific reserves based upon valuations of loans considered to be impaired and general reserves. A specific valuation allowance is established for individual impaired loans in the commercial mortgage, construction, and commercial and industrial portfolios and certain boat loans, residential mortgage loans, and home equity lines of credit, primarily when the collateral value of the loan (if the impaired loan is determined to be collateral dependent) or the present value of the expected future cash flows discounted at the loan’s effective rate is lower than the carrying amount of that loan. Commercial mortgage, construction, commercial and industrial, and boat loans with individual principal balances of $1 million or more, TDR loans, as well as residential mortgage loans and home equity lines of credit considered impaired based on their delinquency and loan-to-value levels are individually evaluated for impairment.  When foreclosure of a collateral dependent loan is probable, the impairment measure is based on the fair value of the collateral.  The fair value of the collateral is generally obtained from appraisals. Updated appraisals are obtained when the Corporation determines that loans are impaired and are generally updated annually thereafter according to the Corporation’s appraisal policy. In addition, appraisals and/or appraiser price opinions are also obtained for residential mortgage loans based on specific characteristics such as delinquency levels, age of the appraisal, and loan-to-value ratios.  The excess of the recorded investment in a collateral dependent loan over the resulting fair value of the collateral is charged-off when deemed uncollectible.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

For all other loans, which include small, homogeneous loans, such as auto loans, all classes in the consumer loan portfolio, residential mortgages and commercial and construction loans not considered impaired, the Corporation maintains a general valuation allowance established through a process that begins with estimates of incurred losses based upon various statistical analyses. The general reserve is primarily determined by applying loss factors according to the loan type and assigned risk category (pass, special mention, and substandard not considered to be impaired; all doubtful loans are considered impaired).

The Corporation uses a roll-rate methodology to estimate losses on its consumer loan portfolio based on delinquencies and considering credit bureau score bands. The Corporation tracks the historical portfolio performance to arrive at a weighted-average distribution in each subgroup of each delinquency bucket. Roll-to-loss rates (loss factors) are calculated by multiplying the roll rates from each subgroup within the delinquency buckets forward through loss. Once roll rates are calculated, the resulting loss factor is applied to the existing receivables in the applicable subgroups within the delinquency buckets and the end results are aggregated to arrive at the required allowance level. The Corporation’s assessment also involves evaluating key qualitative and environmental factors, which include credit and macroeconomic indicators such as unemployment, bankruptcy trends, recent market transactions, and collateral values to account for current market conditions that are likely to cause estimated credit losses to differ from historical loss experience. The Corporation analyzes the expected delinquency migration to determine the future volume of delinquencies.

 The cash flow analysis for each residential mortgage pool is performed at the individual loan level and then aggregated to the pool level in determining the overall expected loss ratio. The model applies risk-adjusted prepayment curves, default curves, and severity curves to each loan in the pool. For loan restructuring pools, the present value of expected future cash flows under new terms, at the loan’s effective interest rate, is taken into consideration. Additionally, the default risk and prepayments related to loan restructurings are based on, among other things, the historical experience of these loans. Loss severity is affected by the expected house price scenario, which is based in part on recent house price trends. Default curves are used in the model to determine expected delinquency levels. The attributes that are most significant to the probability of default include present collection status (current, delinquent, in bankruptcy, in foreclosure stage), vintage, loan-to-values, and geography (Puerto Rico, Florida or the Virgin Islands).The risk-adjusted timing of liquidations and associated costs are used in the model, and are risk-adjusted for the geographic area in which each property is located.

 For commercial loans, historical charge-offs rates are calculated by the Corporation on a quarterly basis by tracking cumulative charge-offs experienced over a two-year loss period on loans according to their internal risk rating (referred to as “base rate” for the quarter). The allowance is calculated using the base rate average of the last 8 quarters. A qualitative factor adjustment is applied to the base rate average utilizing a resulting factor derived from a set of risk-based ratings and weights assigned to credit and economic indicators over a reasonable period applied to a developed expected range of historical losses. This factor may be stressed to reflect other elements not reflected in the historical data underlying the loss estimates, such as the prolonged uncertainty surrounding how the Puerto Rico Government might restructure its debt and the effect of recent payment defaults and other unprecedented measures implemented by the Puerto Rico Government to deal with its fiscal condition. In the fourth quarter of 2015, the Corporation recorded a $19.2 million charge to the provision for loan and lease losses related to qualitative factor adjustments that stressed the historical loss rates applied to commercial loans extended to or guaranteed by the Puerto Rico Government (excluding municipalities).

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

Servicing Assets

The Corporation recognizes as separate assets the rights to service loans for others, whether those servicing assets are originated or purchased. In the ordinary course of business, the Corporation sells residential mortgage loans (originated or purchased) to GNMA, which generally securitize the transferred loans into mortgage-backed securities for sale into the secondary market. Also, certain conventional conforming loans are sold to FNMA or FHLMC with servicing retained.  When the Corporation sells mortgage loans, it recognizes any retained servicing right, based on its fair value.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

Considerable judgment is required to determine the fair value of the Corporation’s MSRs. Unlike highly liquid investments, the market value of MSRs cannot be readily determined because these assets are not actively traded in securities markets. The initial carrying value of the MSRs is generally determined based on its fair value.  The fair value of the MSRs is determined based on a combination of market information on trading activity (MSR trades and broker valuations), benchmarking of servicing assets (valuation surveys), and cash flow modeling. The valuation of the Corporation’s MSRs incorporates two sets of assumptions: (1) market-derived assumptions for discount rates, servicing costs, escrow earnings rates, floating earnings rates, and the cost of funds and (2) market assumptions calibrated to the Corporation’s loan characteristics and portfolio behavior for escrow balances, delinquencies and foreclosures, late fees, prepayments, and prepayment penalties.

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

The servicing assets are amortized over the estimated life of the underlying loans based on an income forecast method as a reduction of servicing income. The income forecast method of amortization is based on projected cash flows. A particular periodic amortization is calculated by applying to the carrying amount of the MSRs the ratio of the cash flows projected for the current period to total remaining net MSR forecasted cash flow

Premises and equipment

Premises and equipment are carried at cost, net of accumulated depreciation and amortization.  Depreciation is provided on the straight-line method over the estimated useful life of each type of asset.  Amortization of leasehold improvements is computed over the terms of the leases (contractual term plus lease renewals that are reasonably assured) or the estimated useful lives of the improvements, whichever is shorter. Costs of maintenance and repairs that do not improve or extend the life of the respective assets are expensed as incurred.  Costs of renewals and betterments are capitalized. When assets are sold or disposed of, their cost and related accumulated depreciation are removed from the accounts and any gain or loss is reflected in earnings as part of other non-interest income in the statement of income (loss). When the asset is no longer used in operations, and the Corporation intends to sell it, the asset is reclassified to other assets held for sale and is reported at the lower of carrying amount or fair value less cost to sell.

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

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Accounting for acquisitions

The Corporation account for acquisitions in accordance with the authoritative guidance for business combinations. Under the guidance for business combinations, the accounting differs depending on whether the acquired set of activities and assets meets the definition of a business. A business is considered to be an integrated set of activities and assets that is capable of being conducted and managed for the purpose of providing economic benefits directly to investors or other owners, members or participants. If the acquired set of activities and assets meets the definition of a business, the transaction is accounted for as a business combination. Otherwise, it is accounted for as an asset acquisition.

In a business combination, identifiable assets acquired, liabilities assumed and any noncontrolling interest in the acquiree are recorded at fair value as of the acquisition date. Goodwill is recognized as the excess of the acquisition price over the estimated fair value of the net assets acquired. Likewise, if the fair value of the net assets acquired is higher than the acquisition price, a bargain purchase gain is recognized and recorded in non-interest income in the statement of income (loss). The Corporation may retrospectively adjust the initially recorded fair values to reflect new information obtained during the measurement period (not to exceed 12 months) about facts and circumstances that existed as of the acquisition date that, if known, would have affected the acquisition date fair value measurements. The Doral Bank transaction completed in 2015 resulted in the recognition of a bargain purchase gain of $13.4 million. This transaction is described in more detail in Note 2 - Business Combination, to the consolidated financial statements.

Goodwill and other intangible assets

Goodwill - The Corporation evaluates goodwill for impairment on an annual basis, generally during the fourth quarter, or more often if events or circumstances indicate there may be an impairment.  The Corporation evaluated goodwill for impairment as of October 1, 2015. Goodwill impairment testing is performed at the segment (or “reporting unit”) level. Goodwill is assigned to reporting units at the date the goodwill is initially recorded.  Once goodwill has been assigned to a reporting unit, it no longer retains its association with a particular acquisition, and all of the activities within a reporting unit, whether acquired or internally generated, are available to support the value of the goodwill.  The Corporation’s goodwill is related to the acquisition of FirstBank Florida in 2005.

The Corporation bypassed the qualitative assessment in 2015 and proceeded directly to perform the first step of the two-step goodwill impairment test. The first step (the “Step 1”) involves a comparison of the estimated fair value of the reporting unit to its carrying value, including goodwill.  If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is not considered impaired. If the carrying value exceeds the estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of the impairment.

The second step (the “Step 2”), if necessary, involves calculating an implied fair value of the goodwill for each reporting unit for which the Step 1 indicated a potential impairment. The implied fair value of goodwill is determined in a manner similar to the calculation of the amount of goodwill in a business combination, by measuring the excess of the estimated fair value of the reporting unit, as determined in the Step 1, over the aggregate estimated fair values of the individual assets, liabilities, and identifiable intangibles as if the reporting unit was then being acquired in a business combination.  If the implied fair value of goodwill exceeds the carrying value of goodwill assigned to the reporting unit, there is no impairment.  If the carrying value of goodwill assigned to a reporting unit exceeds the implied fair value of the goodwill, an impairment charge is recorded for the excess.  An impairment loss cannot exceed the carrying value of goodwill assigned to a reporting unit, and the loss establishes a new basis in the goodwill.  Subsequent reversal of goodwill impairment losses is not permitted.

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

•         a selection of comparable and public acquisition transactions of entities of similar size;

•         the discount rate applied to future earnings, based on an estimate of the cost of equity;

•         the potential future earnings of the reporting unit; and

•         the market growth and new business assumptions.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

For purposes of the market comparable approach, the valuation was determined based on market multiples for comparable companies and acquisition transactions and market participant assumptions applied to the reporting unit to derive an implied value of equity.

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

The Step 1 evaluation of goodwill allocated to the Florida reporting unit, under both valuation approaches (market and DCF) indicated that the fair value of the unit was above the carrying amount of its equity book value as of the valuation date (October 1), which meant that Step 2 was not undertaken. Based on the analysis under both the discounted cash flow and market approaches, the estimated fair value of the reporting units exceeds the carrying amount of the unit, including goodwill, at the evaluation date.

The Corporation engaged a third-party valuator to assist management in the annual evaluation of the Florida unit’s goodwill as of the October 1, 2015 valuation date. In reaching its conclusion on impairment, management discussed with the valuator the methodologies, assumptions, and results supporting the relevant values for the goodwill and determined that they were reasonable.

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

Goodwill was not impaired as of December 31, 2015 or 2014, nor was any goodwill written off due to impairment during 2015, 2014, and 2013.

Other Intangibles - Core deposit intangibles are amortized over their estimated lives, generally on a straight-line basis, and are reviewed periodically for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. The core deposit intangible acquired in the February 2015 Doral Bank transaction amounted to $5.8 million ($5.1 million as of December 31, 2015).

The Corporation performed impairment tests for the years ended December 31, 2015, 2014, and 2013 and determined that no impairment was needed to be recognized for other intangible assets.

 In connection with the acquisition of a FirstBank-branded credit card loan portfolio in 2012, the Corporation recognized at acquisition a purchased credit card relationship intangible of $24.5 million ($13.3 million and $16.4 million as of December 31, 2015 and 2014, respectively) which is being amortized on an accelerated basis based on the estimated attrition rate of the purchased credit card accounts, which reflects the pattern in which the economic benefits of the intangible asset are consumed. These benefits are consumed as the revenue stream generated by the cardholder relationship is realized. For further disclosures, refer to Note 14 – Goodwill and other Intangibles, to the consolidated financial statements.

Securities purchased and sold under agreements to repurchase

Securities purchased under resale agreements and securities sold under repurchase agreements are accounted for as collateralized financing transactions. Generally, these agreements are recorded at the amount at which the securities were purchased or sold. The Corporation monitors the fair value of securities purchased and sold, and obtains collateral from or return it to the counterparties when appropriate. These financing transactions do not create material credit risk given the collateral provided and the related monitoring process.  The Corporation sells and acquires securities under agreements to repurchase or resell the same or similar securities.  Generally, similar securities are securities from the same issuer, with identical form and type, similar maturity, identical contractual interest rates, similar assets as collateral, and the same aggregate unpaid principal amount. The counterparty to certain agreements may have the right to repledge the collateral by contract or custom. Such assets are presented separately in the statements of financial condition as securities pledged to creditors that can be repledged. Repurchase and resale activities might be transacted under legally enforceable master repurchase agreements that give the Corporation, in the event of default by the counterparty, the right to liquidate securities held and to offset receivables payables with the same counterparty. The Corporation offsets repurchase and resale transactions with the same counterparty on the consolidated statement of financial condition where it has such a legally enforceable master netting agreement and the transactions have the same maturity date.

From time to time, the Corporation modifies repurchase agreements to take advantage of prevailing interest rates. Following applicable GAAP guidance, if the Corporation determines that the debt under the modified terms is substantially different from the original terms, the modification must be accounted for as an extinguishment of debt. Modified terms are considered substantially

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

different if the present value of the cash flows under the terms of the new debt instrument is at least 10% different from the present value of the remaining cash flows under the terms of the original instrument. The new debt instrument will be initially recorded at fair value, and that amount will be used to determine the debt extinguishment gain or loss to be recognized through the statement of income (loss) and the effective rate of the new instrument. If the Corporation determines that the debt under the modified terms is not substantially different, then the new effective interest rate shall be determined based on the carrying amount of the original debt instrument. None of the repurchase agreements modified in the past were considered to be substantially different from the original terms, and, therefore, these modifications were not accounted for as extinguishments of debt.

   Rewards Liability

     The Corporation offers products, primarily credit cards, that offer reward program members with various rewards, such as airline tickets, cash, or merchandise, based on account activity. The Corporation generally recognizes the cost of rewards as part of business promotion expenses when the rewards are earned by the customer and, at that time, records the corresponding rewards liability. The reward liability is computed based on points earned to date that are expected to be redeemed and the average cost per point redemption. The reward liability is reduced as points are redeemed. In estimating the reward liability, the Corporation considers historical reward redemption behavior, the terms of the current reward program, and the card purchase activity. The reward liability is sensitive to changes in the reward redemption type and redemption rate, which is based on the expectation that the vast majority of all points earned will eventually be redeemed. The reward liability, which is included in other liabilities in the consolidated statement of financial condition, totaled $9.6 million and $9.0 million as of December 31, 2015 and 2014, respectively.

Income taxes

The Corporation uses the asset and liability method for the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Corporation’s financial statements or tax returns.  Deferred income tax assets and liabilities are determined for differences between financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future.  The computation is based on enacted tax laws and rates applicable to periods in which the temporary differences are expected to be recovered or settled.  Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount that is more likely than not to be realized. In making such assessment, significant weight is given to evidence that can be objectively verified, including both positive and negative evidence.  The authoritative guidance for accounting for income taxes requires the consideration of all sources of taxable income available to realize the deferred tax asset, including the future reversal of existing temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards, taxable income in carryback years, and tax planning strategies. In estimating taxes, management assesses the relative merits and risks of the appropriate tax treatment of transactions taking into account statutory, judicial, and regulatory guidance. Refer to Note 26 – Income Taxes, to the consolidated financial statements for additional information.

Under the authoritative accounting guidance, income tax benefits are recognized and measured based on a two-step analysis: 1) a tax position must be more likely than not to be sustained based solely on its technical merits in order to be recognized, and 2) the benefit is measured at the largest dollar amount of that position that is more likely than not to be sustained upon settlement.  The difference between the benefit recognized in accordance with this analysis and the tax benefit claimed on a tax return is referred to as an Unrecognized Tax Benefit (“UTB”).  The Corporation classifies interest and penalties, if any, related to UTBs as components of income tax expense.  Refer to Note 26 – Income Taxes, to the consolidated financial statements for required disclosures and further information.

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

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

    Stock-based compensation accounting guidance requires the Corporation to develop an estimate of the number of share-based awards that will be forfeited due to employee or director turnover. Quarterly changes in the estimated forfeiture rate may have a significant effect on share-based compensation, as the effect of adjusting the rate for all expense amortization is recognized in the period in which the forfeiture estimate is changed.  If the actual forfeiture rate is higher than the estimated forfeiture rate, then an adjustment is made to increase the estimated forfeiture rate, which will result in a decrease in the expense recognized in the financial statements.  If the actual forfeiture rate is lower than the estimated forfeiture rate, an adjustment is made to decrease the estimated forfeiture rate, which will result in an increase in the expense recognized in the financial statements.  When unvested options or shares of restricted stock are forfeited, any compensation expense previously recognized on the forfeited awards is reversed in the period of the forfeiture.  For additional information regarding the Corporation’s equity-based compensation and awards granted, refer to Note 21 – Stock-based Compensation, to the consolidated financial statements.

Comprehensive income

Comprehensive income for First BanCorp. includes net income and the unrealized gain (loss) on available-for-sale securities, net of estimated tax effects.

Segment Information

The Corporation reports financial and descriptive information about its reportable segments (see Note 33 – Segment Information, to the consolidated financial statements). Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by management in deciding how to allocate resources and in assessing performance.  The Corporation’s management determined that the segregation that best fulfills the segment definition described above is by lines of business for its operations in Puerto Rico, the Corporation’s principal market, and by geographic areas for its operations outside of Puerto Rico. As of December 31, 2015, the Corporation had six operating segments that are all reportable segments: Commercial and Corporate Banking; Mortgage Banking; Consumer (Retail) Banking; Treasury and Investments; United States Operations; and Virgin Islands Operations. Refer to Note 33 – Segment Information, to the consolidated financial statements for additional information.

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

The FASB’s authoritative guidance for fair value measurement defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  This guidance also establishes a fair value hierarchy for classifying financial instruments. The hierarchy is based on whether the inputs to the valuation techniques used to measure fair value are observable or unobservable. Three levels of inputs may be used to measure fair value:

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

   Under the fair value accounting guidance, an entity has the irrevocable option to elect, on a contract-by-contract basis, to measure certain financial assets and liabilities at fair value at the inception of the contract and, thereafter, to reflect any changes in fair value in current earnings. The Corporation did not make any fair value option election as of December 31, 2015 or 2014. See Note 28 – Fair Value, to the consolidated financial statements for additional information.

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

Earnings per common share

   Earnings (loss) per share-basic is calculated by dividing net income (loss) attributable to common stockholders by the weighted-average number of common shares issued and outstanding . Net income (loss) attributable to common stockholders represents net income (loss) adjusted for any preferred stock dividends, including dividends declared, and any cumulative dividends related to the current dividend period that have not been declared as of the end of the period, if any. Basic weighted-average common shares outstanding excludes unvested shares of restricted stock. For 2014, the net income attributable to common stockholders also includes the one-time effect of the issuance of common stock in the conversion of the Series A through E preferred stock. These transactions are further discussed in Note 22 – Stockholders’ equity, to the consolidated financial statements. The computation of diluted earnings per share is similar to the computation of basic earnings per share except that the number of weighted-average common shares is increased to include the number of additional common shares that would have been outstanding if the dilutive common shares had been issued, referred to as potential common shares.

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

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Recently issued accounting standards and recently adopted accounting pronouncements

The FASB has issued the following accounting pronouncements and guidance relevant to the Corporation’s operations:

In January 2014, the FASB updated the Accounting Standards Codification (“ASC” or the “Codification”) to clarify when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan so that the loan should be derecognized and the real estate property recognized in the financial statements. The Update clarifies that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either: (i) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure, or (ii) the borrower conveying all interest in the residential real estate property to the creditor to satisfy the loan through completion of a deed in lieu of foreclosure or through a similar legal agreement.  In addition,  creditors are required to disclose on an annual and interim basis both (i) the amount of the foreclosed residential real estate property held and (ii) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments are effective for public business entities for annual periods beginning after December 15, 2014, and interim periods within those fiscal years. The guidance can be implemented using either a modified retrospective transition method or a prospective transition method. The Corporation adopted the provisions of this guidance on a prospective basis during the first quarter of 2015 without any material impact on the Corporation’s financial statements. Refer to Notes 8 – Loans Held for Investment and Note 11 – Other Real Estate Owned, to the consolidated financial statements for required disclosures.

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

In June 2014, the FASB updated the Codification to respond to stakeholders’ concerns about current accounting and disclosures for repurchase agreements and similar transactions. This Update requires two accounting changes. First, the Update changes the accounting for repurchase-to-maturity transactions to require their treatment as secured borrowings. Second, for repurchase financing arrangements, the Update requires separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which will result in secured borrowing treatment for the repurchase agreement. Additionally, the Update introduces new disclosures to (i) increase transparency about the types of collateral pledged in secured borrowing transactions and (ii) enable users to better understand transactions in which the transferor retains substantially all of the exposure to the economic return on the transferred financial asset throughout the term of the transaction. For public business entities, the disclosure for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions accounted for as secured borrowings is required to be presented for annual periods beginning after December 15, 2014, and for interim periods beginning after March 15, 2015. All other accounting and disclosure amendments in the Update are effective for public business entities for the first interim or annual period beginning after December 15, 2014. The adoption of this guidance did not have a material effect on the Corporation’s financial statements.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

In June 2014, the FASB updated the Codification to provide guidance for determining compensation cost when an employee’s compensation award is eligible to vest regardless of whether the employee is rendering service on the date the performance target is achieved. This Update becomes effective for annual and interim periods beginning after December 15, 2015 with early adoption permitted. The Corporation is currently evaluating the impact, if any, that the adoption of this guidance will have on the presentation and disclosures in its financial statements.

In August 2014, the FASB updated the Codification to reduce the diversity found in the classification of certain foreclosed mortgage loans held by creditors that are either fully or partially guaranteed under government programs. Consistency in classification upon foreclosure is expected in order to provide more decision-useful information. The amendments in this Update require that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if, (i) the loan has a government guarantee that is not separable from the loan before foreclosure, (ii) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under the claim, and (iii) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The Update is effective for public business entities for annual periods, and interim periods within those annual periods beginning after December 15, 2014. The guidance can be implemented using either a prospective transition method or a modified retrospective transition method. The Corporation adopted the provisions of this guidance on a prospective basis during the first quarter of 2015 without any material impact on the Corporation’s financial statements.

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

In February 2015, the FASB updated the Codification to eliminate the deferral of the requirements of ASU No. 2009-17 for certain interests in investment funds and provides a scope exception for certain investments in money market funds. While the Update is aimed at asset managers, it will affect all reporting entities involved with limited partnerships and similar entities. In some cases, consolidation conclusions will change. In other cases, reporting entities will need to provide additional disclosure about entities that currently are not considered Variable Interest Entities (“VIEs”) but will be considered VIEs under the new guidance when they have a variable interest in those VIEs.  Regardless of whether conclusions change or additional disclosure requirements are triggered, reporting entities will need to re-evaluate limited partnerships and similar entities for consolidation and revise their documentation. For public business entities, the Update is effective for annual and interim periods beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. A reporting entity must apply the amendments retrospectively. The Corporation is currently evaluating the impact, if any, of the adoption of this guidance on its consolidated financial statements.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

In April 2015, the FASB updated the Codification to clarify that customers should determine whether a cloud computing arrangement includes the license of software by applying the same guidance cloud service providers use to make this determination. Examples of cloud computing arrangements include software as a service, platform as a service, infrastructure as a service and other hosting arrangements. If a hosting arrangement includes a software license for internal use software, the software license should be accounted for by the customer under ASC 350-40. A license of software other than internal use software would be accounted for by the customer under other GAAP (e.g., a research and development cost and software to be sold, leased or otherwise marketed). If a hosting arrangement includes a software license, then that would be in addition to any service contract in the arrangement. Hosting arrangements that do not include software licenses should be accounted for as service contracts. The Update also eliminates the existing requirement for customers to account for software licenses they acquire by analogizing to the guidance on leases. Instead, customers will account for software licenses that are in the scope of ASC 350-40 in the same manner as licenses of other intangible assets. Entities have the option of applying the guidance (i) prospectively to all arrangements entered into or materially modified after the effective date or (ii) retrospectively. Entities that elect prospective application are required to disclose the reason for the change in accounting principle, the transition method, and a description of the financial statement line items affected by the change. Entities that elect retrospective application must disclose the information required by ASC 250. For public business entities, the guidance is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted. The Corporation is currently evaluating the impact, if any, of the adoption of this guidance on its consolidated financial statements.

In May 2015, the FASB updated the Codification to provide guidance on disclosures for investments in certain entities that calculate net asset value (NAV) per share (or its equivalent). This Update removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient and modifies certain disclosure requirements. This guidance is effective for interim and annual reporting periods in fiscal years beginning after December 31, 2015, and requires retrospective adoption. Early adoption is permitted. The adoption of this pronouncement is not expected to have an impact on the Corporation’s consolidated financial statements.

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

    In January 2016, the FASB updated the codification to require an entity to: (i) measure equity investments at fair value through net income, with certain exceptions, (ii) present in OCI the changes in instrument-specific credit risk for financial liabilities measured using the fair value option, (iii) present financial assets and financial liabilities by measurement category and form of financial asset (iv) calculate the fair value of financial instruments for disclosure purposes based on an exit price, and (v) assess a valuation allowance on deferred tax assets related to unrealized losses of available-for-sale debt securities in combination with other deferred tax assets. The Update provides an election to subsequently measure certain nonmarketable equity investments at cost less any impairment, adjusted for certain observable price changes. The Update also requires a qualitative impairment assessment of such equity investments and amends certain fair value disclosure requirements. For public companies, the Update is effective for fiscal years beginning after December 15, 2017. Early adoption is only permitted for the provision related to instrument-specific credit risk and the fair value disclosure exemption provided to nonpublic entities. The Corporation is currently evaluating the impact of the adoption of this guidance on its consolidated financial statements.

    In February 2016, the FASB updated the codification to provide guidance for the financial reporting about leasing transactions. Under the new guidance, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP, which requires only capital leases to be recognized on the balance sheet, the guidance will require both types of leases to be recognized on the balance sheet. The guidance will also require disclosures to help investors and other financial statement users better understanding the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements. The guidance on leases will

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

take effect for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early application is permitted. The Corporation is currently evaluation the impact of the adoption of this guidance on its consolidated financial statements.

NOTE 2 – BUSINESS COMBINATION

On February 27, 2015, FirstBank acquired 10 Puerto Rico branches of Doral Bank, assumed $522.7 million in deposits related to such branches, acquired loans that have an approximate principal balance of $324.8 million, primarily residential mortgage loans, acquired $5.5 million of property, plant and equipment and received $217.7 million of cash, through an alliance with Popular, who was the successful lead bidder with the FDIC on the failed Doral Bank, as well as other co-bidders. This transaction solidified FirstBank as the second largest bank in Puerto Rico, enhanced FirstBank’s presence in geographical areas in Puerto Rico with growth potential for deposits and mortgage originations (two of the main business strategies of FirstBank), and provided a stable source of low-cost deposits that are expected to support and enhance future growth activities.

Under the FDIC’s bidding format, Popular was the lead bidder and party to the purchase and assumption agreement with the FDIC covering all assets and deposits to be acquired by Popular and its alliance co-bidders. Popular entered into back to back purchase assumption agreements with the alliance co-bidders, including FirstBank, for the transferred assets and deposits. There is no loss-share arrangement with the FDIC related to the acquired assets, meaning that FirstBank will assume all losses with respect to such assets, with no financial assistance from the FDIC.

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

The application of the acquisition method of accounting resulted in a bargain purchase gain of $13.4 million, which is included in non-interest income in the Corporation’s consolidated statement of income for year ended December 31, 2015, and a core deposit intangible of $5.8 million ($5.1 million as of December 31, 2015). Before the bargain purchase gain recognition, the Corporation reassessed whether all of the assets acquired and liabilities assumed had been appropriately identified, recognized and measured. The net after-tax gain of $8.2 million represents the excess of the estimated fair value of the assets acquired (including cash payments received from the FDIC) over the estimated fair value of the liabilities assumed and is influenced significantly by the FDIC-assisted transaction process.

The following is a description of the methods used to determine the fair values of significant assets and liabilities presented above:

Cash and due from banks – The carrying amount of these assets is a reasonable estimate of fair value based on the short-term nature of these assets. This balance primarily represents the cash settlement received from Popular for the net equity received, the discount bid for the assets and other customary closing adjustments.

Loans – Fair values for loans were based on a discounted cash flow methodology that uses market-driven assumptions such as prepayment rate, default rate, and loss severity on a loan level basis.  The forecasted cash flows are then discounted by yields observed in sales of similar portfolios in Puerto Rico and the continental U.S.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

Core deposit intangible – This intangible asset represents the value of the relationships that Doral Bank had with its deposit customers. The fair value of this intangible asset was estimated based on a discounted cash flow methodology that gave appropriate consideration to expected customer attrition rates, the cost of the deposit base, and the net maintenance cost attributable to customer deposits. The Corporation recorded at acquisition $5.8 million of core deposit intangible.

Deposits – The fair values used for the demand and savings deposits that comprise the transaction accounts acquired, by definition, equal the amounts payable on demand at the acquisition date.  The fair value adjustment of $0.8 million was applied for time deposits because the estimated weighted-average interest rate of the assumed certificates of deposits was estimated to be above the current market rates.

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

During 2015, the Corporation incurred $4.6 million for acquisition and conversion costs related to loans and deposit accounts acquired from Doral Bank that are considered non-recurring in nature, and $3.6 million on interim servicing costs until the completion in May 2015 of the conversion to the FirstBank systems. These expenses are primarily included as part of professional fees in the consolidated statement of income.

The Corporation’s operating results for the year ended December 31, 2015 include the operating results of the acquired assets and assumed liabilities subsequent to the acquisition date. The Corporation also considered the pro forma requirements of ASC 805 and deemed it not necessary to provide pro forma financial information pursuant to that standard for the Doral Bank transaction as it was not material to the Corporation.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

NOTE 3 – RESTRICTIONS ON CASH AND DUE FROM BANKS

The Corporation’s bank subsidiary, FirstBank, is required by law to maintain minimum average weekly reserve balances to cover demand deposits.  The amount of those minimum average weekly reserve balances for the period that covered December 31, 2015 was $251.7 million (2014 — $124.8 million). As of December 31, 2015 and 2014, the Bank complied with the requirement.  Cash and due from banks as well as other short-term, highly liquid securities are used to cover the required average reserve balances.

As of December 31, 2015, and as required by the Puerto Rico International Banking Law, the Corporation maintained $300,000 in time deposits, which were considered restricted assets related to FirstBank Overseas Corporation, an international banking entity that is a subsidiary of FirstBank.

NOTE 4 – MONEY MARKET INVESTMENTS

Money market investments are composed of time deposits with other financial institutions and short-term investments with original maturities of three months or less.

Money market investments as of December 31, 2015 and 2014 were as follows:

	2015	2014

(Dollars in thousands)

Time deposits with other financial institutions, weighted-average interest rate 0.92%
(2014- 0.18%)	$3,000	$300
Other short-term investments, weighted-average interest rate of 0.34%
(2014 - weighted-average interest rate of 0.15%)	216,473	16,661
	$219,473	$16,961

As of December 31, 2015, the Corporation’s money market investments that were pledged as collateral amounted to $8.8 million, primarily related to letters of credit (2014 - $0.2 million pledged as collateral for interest rate swaps).

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

NOTE 5 – INVESTMENT SECURITIES

Investment Securities Available for Sale

The amortized cost, non-credit loss component of OTTI recorded in OCI, gross unrealized gains and losses recorded in OCI, approximate fair value, and weighted-average yield of investment securities available for sale by contractual maturities as of December 31, 2015 and 2014 were as follows:

	December 31, 2015
	Amortized cost	Noncredit Loss Component of OTTI Recorded in OCI	Gross		Fair value	Weighted-average yield%
			Unrealized
			Gains	Losses
(Dollars in thousands)

U.S. Treasury securities:
After 1 to 5 years	$7,530	$-	$-	$33	$7,497	0.57

Obligations of U.S.
government-sponsored
agencies:
Due within one year	14,624	-	4	10	14,618	0.68
After 1 to 5 years	384,323	-	174	4,305	380,192	1.32
After 5 to 10 years	58,150	-	343	242	58,251	2.34

Puerto Rico Government
obligations:
After 1 to 5 years	25,663	14,662	-	-	11,001	4.38
After 5 to 10 years	855	-	-	-	855	5.20
After 10 years	23,162	5,255	134	1,680	16,361	5.40

United States and Puerto
Rico Government
obligations	514,307	19,917	655	6,270	488,775	1.75

Mortgage-backed securities:
FHLMC certificates:
After 5 to 10 years	336	-	31	-	367	4.95
After 10 years	287,711	-	1,073	1,706	287,078	2.14
	288,047	-	1,104	1,706	287,445	2.15
GNMA certificates:
Due within one year	2	-	-	-	2	1.70
After 1 to 5 years	109	-	5	-	114	4.26
After 5 to 10 years	120,298	-	3,182	-	123,480	3.07
After 10 years	165,175	-	12,822	20	177,977	4.38
	285,584	-	16,009	20	301,573	3.83
FNMA certificates:
After 1 to 5 years	2,552	-	74	-	2,626	3.32
After 5 to 10 years	21,557	-	433	233	21,757	2.73
After 10 years	759,247	-	5,628	6,063	758,812	2.34
	783,356	-	6,135	6,296	783,195	2.35

Other mortgage pass-through
trust certificates:
After 5 to 10 years	92	-	1	-	93	7.26
After 10 years	34,905	9,691	-	-	25,214	2.26
	34,997	9,691	1	-	25,307	2.26
Total mortgage-backed securities
securities	1,391,984	9,691	23,249	8,022	1,397,520	2.61

Other
After 1 to 5 years	100	-	-	-	100	1.50

Total investment securities
available for sale	$1,906,391	$29,608	$23,904	$14,292	$1,886,395	2.38

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	December 31, 2014
	Amortized cost	Noncredit Loss Component of OTTI Recorded in OCI	Gross		Fair value	Weighted-average yield%
			Unrealized
			Gains	Losses
(Dollars in thousands)

U.S. Treasury securities:
Due within one year	$7,498	$-	$1	$-	$7,499	0.11

Obligations of U.S.
government-sponsored
agencies:
After 1 to 5 years	260,889	-	42	4,219	256,712	1.22
After 5 to 10 years	78,234	-	246	2,077	76,403	1.72

Puerto Rico Government
obligations:
After 1 to 5 years	39,827	-	-	12,419	27,408	4.49
After 5 to 10 years	886	-	1	-	887	5.20
After 10 years	20,498	-	-	5,571	14,927	5.83

United States and Puerto
Rico Government
obligations	407,832	-	290	24,286	383,836	1.86

Mortgage-backed securities:
FHLMC certificates:
After 10 years	315,311	-	1,743	1,260	315,794	2.17
GNMA certificates:
After 1 to 5 years	39	-	1	-	40	3.26
After 5 to 10 years	17,108	-	501	-	17,609	3.65
After 10 years	338,842	-	20,957	-	359,799	3.83
	355,989	-	21,459	-	377,448	3.83
FNMA certificates:
After 1 to 5 years	4,160	-	181	-	4,341	3.40
After 5 to 10 years	9,584	-	521	5	10,100	3.49
After 10 years	837,597	-	7,756	4,854	840,499	2.36
	851,341	-	8,458	4,859	854,940	2.37

Other mortgage pass-through
trust certificates:
After 5 to 10 years	111	-	1	-	112	7.27
After 10 years	45,677	12,141	-	-	33,536	2.17
	45,788	12,141	1	-	33,648	2.17
Total mortgage-backed
securities	1,568,429	12,141	31,661	6,119	1,581,830	2.66

Total investment securities
available for sale	$1,976,261	$12,141	$31,951	$30,405	$1,965,666	2.49

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

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The aggregate amortized cost and approximate market value of investment securities available for sale as of December 31, 2015 by contractual maturity, are shown below:

	Amortized Cost	Fair Value
(Dollars in thousands)

Within 1 year	$14,626	$14,620
After 1 to 5 years	420,277	401,530
After 5 to 10 years	201,288	204,803
After 10 years	1,270,200	1,265,442
Total investment securities available for sale	$1,906,391	$1,886,395

The following tables show the Corporation’s available-for-sale investments’ fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of December 31, 2015 and 2014. The tables also include debt securities for which an OTTI was recognized and only the amount related to a credit loss was recognized in earnings. Unrealized losses for which OTTI was recognized and the related credit loss was charged against the amortized cost basis of the debt security.

	As of December 31, 2015
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
(In thousands)
Debt securities:
Puerto Rico Government
obligations	$-	$-	$23,008	$21,597	$23,008	$21,597
U.S Treasury and U.S. government
agencies obligations	198,243	929	210,504	3,661	408,747	4,590
Mortgage-backed securities:
FNMA	437,305	4,516	88,013	1,780	525,318	6,296
FHLMC	141,890	1,338	19,306	368	161,196	1,706
GNMA	1,047	20	-	-	1,047	20
Other mortgage pass-through trust
certificates	-	-	25,214	9,691	25,214	9,691
	$778,485	$6,803	$366,045	$37,097	$1,144,530	$43,900

	As of December 31, 2014
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
(In thousands)
Debt securities:
Puerto Rico Government
obligations	$-	$-	$42,335	$17,990	$42,335	$17,990
U.S Treasury and U.S. government
obligations	46,436	74	257,996	6,222	304,432	6,296
Mortgage-backed securities:
FNMA	2,038	5	541,642	4,854	543,680	4,859
FHLMC	-	-	135,277	1,260	135,277	1,260
Other mortgage pass-through trust
certificates	-	-	33,536	12,141	33,536	12,141
	$48,474	$79	$1,010,786	$42,467	$1,059,260	$42,546

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Assessment for OTTI

Debt securities issued by U.S. government agencies, government-sponsored entities, and the U.S. Department of the Treasury (the “U.S. Treasury”) accounted for approximately 97% of the total available-for-sale portfolio as of  December 31, 2015 and no credit losses are expected, given the explicit and implicit guarantees provided by the U.S. federal government. The Corporation’s OTTI assessment was concentrated mainly on Puerto Rico Government debt securities, with an amortized cost of $49.7 million, and on private label MBS with an amortized cost of $34.9 million for which credit losses are evaluated on a quarterly basis. The Corporation considered the following factors in determining whether a credit loss exists and the period over which the debt security is expected to recover:

•         The length of time and the extent to which the fair value has been less than the amortized cost basis;

•         Any adverse change to the credit conditions and liquidity of the issuer, taking into consideration the latest information available about the financial health and prospects of the issuer, credit ratings, the failure of the issuer to make scheduled principal or interest payments, recent legislation and government actions affecting the issuer’s industry and actions taken by the issuer to deal with the present economic climate;

•         Changes in the near term prospects of the underlying collateral for a security, if any, such as changes in default rates, loss severity given default, and significant changes in prepayment assumptions; and

•         The level of cash flows generated from the underlying collateral, if any, supporting the principal and interest payments of the debt securities

The Corporation recorded OTTI losses on available-for-sale debt securities as follows:

	Year Ended

	2015	2014	2013
(In thousands)
Total other-than-temporary impairment losses	$(35,806)	$-	$-
Noncredit-related impairment portion recognized in OCI	19,917	-	-
Portion of other-than-temporary impairment losses
previously recognized in OCI	(628)	(388)	(117)
Net impairment losses recognized in earnings (1)	$(16,517)	$(388)	$(117)

(1)

For the year ended December 31, 2015, approximately $15.9 million of the credit impairment recognized in earnings consisted of credit losses on Puerto Rico Government debt securities and $0.6 million was associated with credit losses on private label MBS.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following tables summarize the roll-forward of credit losses on debt securities held by the Corporation for which a portion of an OTTI is recognized in OCI:

	Cumulative OTTI credit losses recognized in earnings on securities still held
		Credit impairments	Credit impairments
	December 31,	recognized in earnings	recognized in earnings on	December 31,
	2014	on securities not	securities that have been	2015
	Balance	previously impaired	previously impaired	Balance
(In thousands)
Available for sale securities
Puerto Rico Government obligations	$-	$15,889	$-	$15,889
Private label MBS	5,777	-	628	6,405
Total OTTI credit losses for available-for-sale
debt securities	$5,777	$15,889	$628	$22,294

	Cumulative OTTI credit losses recognized in earnings on securities still held
		Credit impairments	Credit impairments
	December 31,	recognized in earnings	recognized in earnings on	December 31,
	2013	on securities not	securities that have been	2014
	Balance	previously impaired	previously impaired	Balance
(In thousands)
Available for sale securities
Private label MBS	$5,389	$-	$388	$5,777

	Cumulative OTTI credit losses recognized in earnings on securities still held
		Credit impairments	Credit impairments
	December 31,	recognized in earnings	recognized in earnings on	December 31,
	2012	on securities not	securities that have been	2013
	Balance	previously impaired	previously impaired	Balance
(In thousands)
Available for sale securities
Private label MBS	$5,272	$-	$117	$5,389

As of December 31, 2015, the Corporation owns Puerto Rico Government debt securities with an aggregate amortized cost of $49.7 million (net of a $15.9 million OTTI), carried on its books at a fair value of $28.2 million. During 2015, the fair value of these obligations decreased by $19.4 million. In February and March 2014, Standard & Poor’s (“S&P”), Moody’s Investor Service (“Moody’s”) and Fitch Ratings (“Fitch”) downgraded the Puerto Rico Government general obligation bonds and other obligations of Puerto Rico instrumentalities to non-investment grade categories. In June and July 2015, the three major credit rating agencies downgraded Puerto Rico’s general obligation debt further into non-investment grade after the government’s announcements about concerns on its ability to pay its financial obligations. The issuers of Puerto Rico government and agencies bonds held by the Corporation, primarily bonds of the Government Development Bank for Puerto Rico (“GDB”) and of the Puerto Rico Public Buildings Authority, have not defaulted, and the contractual payments on these securities have been made as scheduled. However, in 2015 and 2016, the Puerto Rico Government has defaulted on other bonds and implemented “clawback” measures to redirect revenues pledged to support bonds from certain government agencies to service the general obligation debt.

During 2015, in consideration of the latest available market-based evidence implied in security valuations and information about the Puerto Rico Government’s financial condition, including statements as to its intentions to restructure its outstanding bond obligations, credit ratings, payment defaults and “clawback” measures, the Corporation applied a discounted cash flow analysis to its Puerto Rico Government debt securities in order to calculate the cash flows expected to be collected and to determine if any portion of the decline in market value of these securities was considered a credit-related other-than-temporary impairment.  The analysis derives an estimate of value based on the present value of risk-adjusted cash flows of the underlying securities and included the following components:

•         The contractual future cash flows of the bonds are projected based on the key terms as set forth in the official statements for each security. Such key terms include, among others, the interest rate, amortization schedule, if any, and maturity date.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

•         The risk-adjusted cash flows are calculated based on a probability of default analysis and recovery rate assumptions, including the weighting of different scenarios of ultimate recovery, considering the credit rating of each security. Constant monthly default rates are assumed throughout the life of the bonds, which considers the respective security's credit rating as of the date of the analysis.

•         The adjusted future cash flows are then discounted at the original effective yield of each investment based on the purchase price and expected risk-adjusted future cash flows as of the purchase date of each investment.

    The discounted risk-adjusted cash flow analysis for three of the bonds held by the Corporation as part of its available-for-sale securities portfolio resulted in a cumulative default probability in the range of 67% to 87% (weighted average of 81%), thus reflecting that it is more likely than not that these three bonds will default during their remaining terms. Based on this analysis, the Corporation determined that it is unlikely to receive all the remaining contractual interest and principal amounts when due on these bonds and recorded, in 2015, other-than-temporary credit-related impairment charges amounting $15.9 million, assuming recovery rates ranging from 35% to 80% (weighted average of 64%).

The Corporation does not have the intention to sell these securities and has sufficient capital and liquidity to hold these securities until a recovery of the fair value occurs; as such, only the credit loss component was reflected in earnings. Given the significant and prolonged uncertainty of a debt restructuring process, the Corporation cannot be certain that future impairment charges will not be required against these securities.

In addition, during 2015, the Corporation recorded a $0.6 million credit-related impairment loss associated with private label MBS, which are collateralized by fixed-rate mortgages on single-family residential properties in the United States. The interest rate on these private-label MBS is variable, tied to 3-month LIBOR and limited to the weighted-average coupon of the underlying collateral. The underlying mortgages are fixed-rate, single-family loans with original high FICO scores (over 700) and moderate original loan-to-value ratios (under 80%), as well as moderate delinquency levels.

Based on the expected cash flows derived from the model, and since the Corporation does not have the intention to sell the securities and has sufficient capital and liquidity to hold these securities until a recovery of the fair value occurs, only the credit loss component was reflected in earnings.  Significant assumptions in the valuation of the private label MBS were as follows:

	As of		As of
	December 31, 2015		December 31, 2014
	Weighted		Weighted
	Average	Range	Average	Range

Discount rate	14.5%	14.5%	14.5%	14.5%
Prepayment rate	28%	15.92% - 100.00%	32%	19.89% - 100.00%
Projected Cumulative Loss Rate	7.0%	0.18% - 80.00%	7.9%	0.64% - 80.00%

       Refer to Note 28 – Fair Value, for additional information about the valuation model for private label MBS.

       No sales of securities available for sale were completed during 2015 and 2013. Total proceeds from the sale of securities available for sale during 2014 amounted to approximately $4.9 million. For the year ended December 31, 2014, a $0.3 million gain was recorded on the sale of a Puerto Rico government agency bond and a $29 thousand loss was recorded on the sale of equity securities.

     The following table states the names of issuers, and the aggregate amortized cost and market value of the securities of such issuers, when the aggregate amortized cost of such securities exceeds 10% of the Corporation’s stockholders’ equity. This information excludes securities of the U.S. and Puerto Rico government. Investments in obligations issued by a state of the U.S. and its political subdivisions and agencies that are payable and secured by the same source of revenue or taxing authority, other than the U.S. government, are considered securities of a single issuer and include debt and mortgage-backed securities.

	As of		As of
	December 31, 2015		December 31, 2014
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
(In thousands)
FHLMC	$323,437	$322,772	$340,227	$340,723
GNMA	285,584	301,573	355,989	377,448
FNMA	954,178	953,866	922,883	926,189
FHLB	223,049	219,320	232,733	227,003

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Investments Held to Maturity

From time to time, the Corporation has securities held to maturity with an original maturity of three months or less that are considered cash and cash equivalents and classified as money market investments in the consolidated statements of financial condition.  As of December 31, 2015 and 2014, the Corporation had no outstanding securities held to maturity that were classified as cash and cash equivalents.

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

As of December 31, 2015 and 2014, the Corporation had investments in FHLB stock with a book value of $31.3 million and $25.5 million, respectively. The net realizable value is a reasonable proxy for the fair value of these instruments. Dividend income from FHLB stock for 2015, 2014, and 2013 amounted to $1.1 million, $1.2 million, and $1.4 million, respectively.

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

The Corporation has other equity securities that do not have a readily available fair value. The carrying value of such securities as of December 31, 2015 and 2014 was $0.9 million and $0.3 million, respectively.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

NOTE 7 – INTEREST AND DIVIDEND ON INVESTMENTS AND MONEY MARKET INSTRUMENTS

The following provides information about interest on investments and FHLB dividend income:

	Year Ended December 31,
	2015	2014	2013

(In thousands)

Mortgage-backed securities:
Taxable	$13,520	$16,303	$19,566
Exempt	23,779	28,606	25,955
	37,299	44,909	45,521
PR government obligations, U.S. Treasury securities, and U.S.
government agencies:
Taxable	2,628	1,357	1,218
Exempt	6,439	5,446	5,429
	9,067	6,803	6,647
Other investment securities (including FHLB dividends)
Taxable	1,075	1,169	1,359
Total interest income on investment securities	47,441	52,881	53,527

Interest on money market instruments:
Taxable	1,490	1,734	1,231
Exempt	658	158	696
Total interest income on money market instruments	2,148	1,892	1,927
Total interest and dividend income on investments and money
market instruments	$49,589	$54,773	$55,454

The following table summarizes the components of interest and dividend income on investments:

	Year Ended December 31,
	2015	2014	2013

(In thousands)
Interest income on investment securities and money
market investments	$48,514	$53,604	$54,095
Dividends on FHLB stock	1,075	1,169	1,359

Total interest income and dividends on investments	$49,589	$54,773	$55,454

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

NOTE 8 – LOANS HELD FOR INVESTMENT

The following provides information about the loan portfolio held for investment:

	As of	As of
	December 31,	December 31,
	2015	2014
(In thousands)

Residential mortgage loans, mainly secured by first mortgages	$3,344,719	$3,011,187

Commercial loans:
Construction loans	156,195	123,480
Commercial mortgage loans	1,537,806	1,665,787
Commercial and Industrial loans (1)	2,407,996	2,479,437
Total commercial loans	4,101,997	4,268,704

Finance leases	229,165	232,126

Consumer loans	1,597,984	1,750,419

Loans held for investment	9,273,865	9,262,436

Allowance for loan and lease losses	(240,710)	(222,395)

Loans held for investment, net	$9,033,155	$9,040,041

(1)	As of December 31, 2015 and 2014, includes $1.0 billion and $1.1 billion, respectively, of commercial loans that are secured by real estate but are not dependent upon the real estate for repayment.

As of December 31, 2015 and 2014, the Corporation had net deferred origination costs on its loan portfolio amounting to $6.5 million and $9.3 million, respectively. The total loan portfolio is net of unearned income of $32.9 million and $35.1 million as of December 31, 2015 and 2014, respectively.

As of December 31, 2015, the Corporation was servicing residential mortgage loans owned by others aggregating $2.4 billion (2014 — $2.3 billion), construction and commercial loans owned by others aggregating $0.1 million (2014 — $2.7 million), and commercial loan participations owned by others aggregating $364.9 million (2014 — $349.0 million).

Various loans, mainly secured by first mortgages, were assigned as collateral for CDs, individual retirement accounts, and advances from the FHLB. Total loans pledged as collateral amounted to $2.0 billion as of December 31, 2015 (2014 — $1.6 billion).

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Loans held for investment on which accrual of interest income had been discontinued were as follows:

	As of	As of
	December 31,	December 31,
	2015	2014
(In thousands)
Non-performing loans:
Residential mortgage	$169,001	$180,707
Commercial mortgage	51,333	148,473
Commercial and Industrial	137,051	122,547
Construction:
Land	12,174	15,030
Construction-commercial (1)	39,466	-
Construction-residential	2,996	14,324
Consumer:
Auto loans	17,435	22,276
Finance leases	2,459	5,245
Other consumer loans	10,858	15,294
Total non-performing loans held for investment (2)(3)(4)	$442,773	$523,896

________________
(1)	During the third quarter of 2015, upon the signing of a new agreement with the borrower, the Corporation changed its intent to sell a $40.0 million construction loan in the Virgin Islands. Accordingly, the loan was transferred back from held for sale to held for investment and continues to be classified as a TDR and a non-performing loan.

(2)	As of December 31, 2015 and December 31, 2014, excludes $8.1 million and $54.6 million, respectively, of non-performing loans held for sale.

(3)	Amount excludes PCI loans with a carrying value of approximately $173.9 million and $102.6 million as of December 31, 2015 and 2014, respectively, primarily mortgage loans acquired from Doral Bank in the first quarter of 2015 and from Doral Financial in the second quarter of 2014, as further discussed below. These loans are not considered non-performing due to the application of the accretion method, under which loans will accrete interest income over the remaining life of the loans using an estimated cash flow analysis.

(4)	Non-performing loans exclude $414.9 million and $494.6 million of TDR loans that are in compliance with the modified terms and in accrual status as of December 31, 2015 and 2014, respectively.

 If these loans were accruing interest, the additional interest income realized would have been $37.8 million (2014— $48.9 million; 2013 — $40.3 million).

Loans in Process of Foreclosure

    As of December 31, 2015, the recorded investment of residential mortgage loans collateralized by residential real estate property that are in the process of foreclosure amounted to $152.7 million. The Corporation commences the foreclosure process on residential real estate loans when a borrower becomes 120 days delinquent in accordance with the guidelines of the Consumer Financial Protection Bureau (CFPB). Foreclosure procedures and timelines vary depending on whether the property is located in a judicial or non-judicial state. Judicial states (Puerto Rico) require the foreclosure to be processed through the state’s court while foreclosure in non-judicial states is processed without court intervention. Foreclosure timelines vary according to state law and Investor Guidelines. Occasionally foreclosures may be delayed due to mandatory mediations, bankruptcy, court delays and title issues, among other reasons.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	The Corporation’s aging of the loans held for investment portfolio is as follows:

	As of December 31, 2015	30-59 Days Past Due	60-89 Days Past Due	90 days or more Past Due (1)	Total Past Due	Purchased Credit-Impaired Loans	Current	Total loans held for investment	90 days past due and still accruing (2)

	(In thousands)
	Residential mortgage:
	FHA/VA and other government-guaranteed
	loans (2) (3) (4)	$-	$6,048	$90,168	$96,216	$-	$46,925	$143,141	$90,168
	Other residential mortgage loans (4)	-	90,406	185,018	275,424	170,766	2,755,388	3,201,578	16,017
	Commercial:
	Commercial and Industrial loans	5,577	6,412	150,893	162,882	-	2,245,114	2,407,996	13,842
	Commercial mortgage loans (4)	-	24,729	63,805	88,534	3,147	1,446,125	1,537,806	12,472
	Construction:
	Land (4)	-	161	12,350	12,511	-	39,363	51,874	176
	Construction-commercial (5)	-	11,722	39,466	51,188	-	32,142	83,330	-
	Construction-residential (4)	-	-	6,042	6,042	-	14,949	20,991	3,046
	Consumer:
	Auto loans	70,836	16,787	17,435	105,058	-	829,922	934,980	-
	Finance leases	7,664	3,100	2,459	13,223	-	215,942	229,165	-
	Other consumer loans	9,462	5,524	15,124	30,110	-	632,894	663,004	4,266
	Total loans held for investment	$93,539	$164,889	$582,760	$841,188	$173,913	$8,258,764	$9,273,865	$139,987

(1)	Includes non-performing loans and accruing loans that are contractually delinquent 90 days or more (i.e., FHA/VA guaranteed loans and credit cards). Credit card loans continue
	to accrue finance charges and fees until charged-off at 180 days.

(2)	It is the Corporation's policy to report delinquent residential mortgage loans insured by the FHA or guaranteed by the VA as past-due loans 90 days and still accruing as opposed
	to non-performing loans since the principal repayment is insured. These balances include $37.3 million of residential mortgage loans insured by the FHA or guaranteed by the VA
	which are over 15 months delinquent, and are no longer accruing interest as of December 31, 2015. Based on an update to the analysis of historical collections from these agencies performed in
	the fourth quarter of 2015, the Corporation determined to discontinue the recognition of income for FHA/VA loans once loans are over 15 months delinquent. Previously, the
	Corporation discontinued the recognition of interest income on these loans when they were 18 months delinquent as to principal or interest.

(3)	As of December 31, 2015, includes $38.5 million of defaulted loans collateralizing GNMA securities for which the Corporation has an unconditional option (but not an obligation)
	to repurchase the defaulted loans.

(4)	According to the Corporation's delinquency policy and consistent with the instructions for the preparation of the Consolidated Financial Statements for Bank Holding Companies
	(FR Y-9C) required by the Federal Reserve Board, residential mortgage, commercial mortgage, and construction loans are considered past due when the borrower is in arrears two
	or more monthly payments. FHA/VA government-guaranteed loans, other residential mortgage loans, commercial mortgage loans, land loans, and construction-residential loans past
	due 30-59 days as of December 31, 2015 amounted to $11.0 million, $162.9 million, $38.6 million, $5.7 million, and $0.8 million, respectively.

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

(2)	It is the Corporation's policy to report delinquent residential mortgage loans insured by the FHA or guaranteed by the VA as past-due loans 90 days and still accruing as opposed
	to non-performing loans since the principal repayment is insured. These balances include $40.4 million of residential mortgage loans insured by the FHA or guaranteed by the VA
	that are no longer accruing interest as of December 31, 2014.

(3)	As of December 31, 2014, includes $9.3 million of defaulted loans collateralizing GNMA securities for which the Corporation has an unconditional option (but not an obligation)
	to repurchase the defaulted loans.

(4)	According to the Corporation's delinquency policy and consistent with the instructions for the preparation of the Consolidated Financial Statements for Bank Holding Companies
	(FR Y-9C) required by the Federal Reserve Board, residential mortgage, commercial mortgage, and construction loans are considered past due when the borrower is in arrears two
	or more monthly payments. FHA/VA government-guaranteed loans, other residential mortgage loans, commercial mortgage loans, land loans, and construction-residential loans
	past-due 30-59 days as of December 31, 2014 amounted to $14.0 million, $189.1 million, $20.8 million, $0.8 million, and $1.0 million, respectively.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	The Corporation’s credit quality indicators by loan type as of December 31, 2015 and 2014 are summarized below:

		Commercial Credit Exposure-Credit Risk Profile based on Creditworthiness Category:
		Substandard	Doubtful	Loss	Total Adversely Classified (1)	Total Portfolio
	December 31, 2015
	(In thousands)
	Commercial Mortgage	$252,941	$140	$-	$253,081	$1,537,806
	Construction:
	Land	14,035	1	-	14,036	51,874
	Construction-commercial (2)	39,466	-	-	39,466	83,330
	Construction-residential	2,996	-	-	2,996	20,991
	Commercial and Industrial	140,827	71,341	354	212,522	2,407,996

		Commercial Credit Exposure-Credit Risk Profile based on Creditworthiness Category:
		Substandard	Doubtful	Loss	Total Adversely Classified (1)	Total Portfolio
	December 31, 2014
	(In thousands)
	Commercial Mortgage	$273,027	$897	$-	$273,924	$1,665,787
	Construction:
	Land	16,915	-	-	16,915	55,921
	Construction-commercial	11,790	-	-	11,790	24,562
	Construction-residential	13,548	776	-	14,324	42,997
	Commercial and Industrial	234,926	4,884	801	240,611	2,479,437

(1)	Excludes $8.1 million (construction-land loans) and $54.6 million ($7.8 million land, $39.1 million construction-commercial,$0.9 million
	construction-residential and $6.8 million commercial mortgage) as of December 31, 2015 and 2014, respectively, of non-performing loans
	held for sale.

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

Loss- Assets classified Loss are considered uncollectible and of such little value that their continuance as bankable assets is not warranted. This classification does not mean that the asset has absolutely no recovery or salvage value, but rather that it is not practical or desirable to defer writing off this basically worthless asset even though partial recovery may be obtained in the future. There is little or no prospect for near term improvement and no realistic strengthening action of significance pending.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	December 31, 2015	Consumer Credit Exposure-Credit Risk Profile Based on Payment Activity
		Residential Real-Estate		Consumer
		FHA/VA/ Guaranteed (1)	Other residential loans	Auto	Finance Leases	Other Consumer
	(In thousands)
	Performing	$143,141	$2,861,811	$917,545	$226,706	$652,146
	Purchased Credit-Impaired (2)	-	170,766	-	-	-
	Non-performing	-	169,001	17,435	2,459	10,858
	Total	$143,141	$3,201,578	$934,980	$229,165	$663,004

(1)	It is the Corporation's policy to report delinquent residential mortgage loans insured by the FHA or guaranteed by the VA as past-due loans
	90 days and still accruing as opposed to non-performing loans since the principal repayment is insured. These balances include $37.3 million of
	residential mortgage loans insured by the FHA or guaranteed by the VA, which are over 15 months delinquent, and are no longer accruing
	interest as of December 31, 2015. Based on an analysis of historical collections from these agencies performed in the fourth quarter of 2015,
	the Corporation determined to discontinue the recognition of income for FHA/VA loans once loans are over 15 months delinquent. Previously,
	the Corporation discontinued the recognition of interest income on these loans when they were 18 months delinquent as to principal or interest.

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

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

     The following tables present information about impaired loans, excluding PCI loans, which are reported separately, as discussed below:

Impaired Loans

	Recorded Investment	Unpaid Principal Balance	Related Specific Allowance	Average Recorded Investment	Interest Income Recognized on Accrual Basis	Interest Income Recognized on Cash Basis
(In thousands)
As of December 31, 2015
With no related allowance recorded:
FHA/VA-Guaranteed loans	$-	$-	$-	$-	$-	$-
Other residential mortgage loans	65,495	74,146	-	67,282	558	688
Commercial:
Commercial mortgage loans	54,048	66,448	-	54,967	1,329	832
Commercial and Industrial
loans	27,492	29,957	-	28,326	-	693
Construction loans:
Land	-	-	-	-	-	-
Construction-commercial	39,466	40,000	-	39,736	-	-
Construction-residential	3,046	3,046	-	3,098	164	-
Consumer:
Auto loans	-	-	-	-	-	-
Finance leases	-	-	-	-	-	-
Other consumer loans	2,618	4,300	-	2,766	21	115
	$192,165	$217,897	$-	$196,175	$2,072	$2,328
With an allowance recorded:
FHA/VA-Guaranteed loans	$-	$-	$-	$-	$-	$-
Other residential mortgage loans	395,173	440,947	21,787	398,790	17,543	1,640
Commercial:
Commercial mortgage loans	27,479	40,634	3,073	30,518	347	501
Commercial and Industrial
loans	143,214	164,050	18,096	148,547	2,338	1,939
Construction loans:
Land	9,578	13,758	1,060	9,727	44	70
Construction-commercial	-	-	-	-	-	-
Construction-residential	1,426	2,180	142	1,476	-	-
Consumer:
Auto loans	21,581	21,581	6,653	23,531	1,494	-
Finance leases	2,077	2,077	86	2,484	170	-
Other consumer loans	13,816	14,043	1,684	14,782	1,592	25
	$614,344	$699,270	$52,581	$629,855	$23,528	$4,175
Total:
FHA/VA-Guaranteed loans	$-	$-	$-	$-	$-	$-
Other residential mortgage loans	460,668	515,093	21,787	466,072	18,101	2,328
Commercial:
Commercial mortgage loans	81,527	107,082	3,073	85,485	1,676	1,333
Commercial and Industrial
loans	170,706	194,007	18,096	176,873	2,338	2,632
Construction loans:
Land	9,578	13,758	1,060	9,727	44	70
Construction-commercial	39,466	40,000	-	39,736	-	-
Construction-residential	4,472	5,226	142	4,574	164	-
Consumer:
Auto loans	21,581	21,581	6,653	23,531	1,494	-
Finance leases	2,077	2,077	86	2,484	170	-
Other consumer loans	16,434	18,343	1,684	17,548	1,613	140
	$806,509	$917,167	$52,581	$826,030	$25,600	$6,503

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	Recorded Investment	Unpaid Principal Balance	Related Specific Allowance	Average Recorded Investment	Interest Income Recognized Accrual Basis	Interest Income Recognized Cash Basis
(In thousands)
As of December 31, 2014
With no related allowance recorded:
FHA/VA-Guaranteed loans	$-	$-	$-	$-	$-	$-
Other residential mortgage loans	74,177	80,522	-	75,711	1,118	461
Commercial:
Commercial mortgage loans	109,271	132,170	-	113,674	846	2,670
Commercial and Industrial
loans	41,131	47,647	-	42,011	-	751
Construction loans:
Land	2,994	6,357	-	3,030	38	1
Construction-commercial	-	-	-	-	-	-
Construction-residential	7,461	10,100	-	8,123	167	8
Consumer:
Auto loans	-	-	-	-	-	-
Finance leases	-	-	-	-	-	-
Other consumer loans	3,778	5,072	-	3,924	75	79
	$238,812	$281,868	$-	$246,473	$2,244	$3,970
With an allowance recorded:
FHA/VA-Guaranteed loans	$-	$-	$-	$-	$-	$-
Other residential mortgage loans	350,067	396,203	10,854	357,129	15,852	1,853
Commercial:
Commercial mortgage loans	101,467	116,329	14,289	104,191	1,891	638
Commercial and Industrial
loans	195,240	226,431	21,314	198,930	5,097	564
Construction loans:
Land	9,120	12,821	794	10,734	64	25
Construction-commercial	11,790	11,790	790	11,867	-	515
Construction-residential	8,102	8,834	993	8,130	-	-
Consumer:
Auto loans	16,991	16,991	2,787	18,504	1,173	-
Finance leases	2,181	2,181	253	2,367	198	-
Other consumer loans	11,637	12,136	3,131	12,291	1,634	40
	$706,595	$803,716	$55,205	$724,143	$25,909	$3,635
Total:
FHA/VA-Guaranteed loans	$-	$-	$-	$-	$-	$-
Other residential mortgage loans	424,244	476,725	10,854	432,840	16,970	2,314
Commercial:
Commercial mortgage loans	210,738	248,499	14,289	217,865	2,737	3,308
Commercial and Industrial
loans	236,371	274,078	21,314	240,941	5,097	1,315
Construction loans:
Land	12,114	19,178	794	13,764	102	26
Construction-commercial	11,790	11,790	790	11,867	-	515
Construction-residential	15,563	18,934	993	16,253	167	8
Consumer:
Auto loans	16,991	16,991	2,787	18,504	1,173	-
Finance leases	2,181	2,181	253	2,367	198	-
Other consumer loans	15,415	17,208	3,131	16,215	1,709	119
	$945,407	$1,085,584	$55,205	$970,616	$28,153	$7,605

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following tables show the activity for impaired loans during 2015, 2014 and 2013 and the related specific reserves:

	2015	2014	2013
(In thousands)
Impaired Loans:
Balance at beginning of year	$945,407	$919,112	$1,465,294
Loans determined impaired during the year	160,837	306,390	280,860
Charge-offs (1)	(99,023)	(106,154)	(307,428)
Loans sold, net of charge-offs	(67,836)	(4,500)	(201,409)
Reclassification from (to) loans held for sale	40,005	-	(145,415)
Increases to impaired loans - additional disbursements	3,340	5,028	6,624
Foreclosures	(57,728)	(40,582)	(45,094)
Loans no longer considered impaired	(46,489)	(22,333)	(49,299)
Paid in full or partial payments	(72,004)	(111,554)	(85,021)
Balance at end of year	$806,509	$945,407	$919,112

(1)	For the year ended December 31, 2015, includes $63.9 million of charge-offs related to a bulk sale of assets, mostly comprised of non-performing and adversely classified commercial loans, further discussed below.

(In thousands)	2015	2014	2013
Specific Reserve:
Balance at beginning of year	$55,205	$102,601	$221,749
Provision for loan losses	91,515	58,758	188,280
Net charge-offs	(94,139)	(106,154)	(307,428)
Balance at end of year	$52,581	$55,205	$102,601

PCI Loans

   As described in Note 2 - Business Combination, the Corporation acquired PCI loans as part of the Doral Bank transaction and in previously completed asset acquisitions, which are accounted for under ASC 310-30. These previous transactions include the acquisition from Doral Financial in the second quarter of 2014 of all its rights, title and interest in first and second residential mortgages loans in full satisfaction of secured borrowings owed by such entity to FirstBank, and the acquisition in 2012 of a FirstBank-branded credit card loans portfolio from FIA Card Services (“FIA”).

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

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The carrying amount of PCI loans follows:

	As of	As of
	December 31,	December 31,
	2015	2014
(In thousands)
Residential mortgage loans	$170,766	$98,494
Commercial mortgage loans	3,147	3,393
Credit Cards	-	717
Total PCI loans	$173,913	$102,604
Allowance for loan losses	(3,962)	-
Total PCI loans, net of allowance for loan losses	$169,951	$102,604

The following tables present PCI loans by past due status as of December 31, 2015 and 2014:

As of December 31, 2015	30-59 Days	60-89 Days	90 days or more	Total Past Due		Total PCI loans
					Current
(In thousands)
Residential mortgage loans (1)	$-	$16,094	$22,218	$38,312	$132,454	$170,766
Commercial mortgage loans (1)	-	-	992	992	2,155	3,147
	$-	$16,094	$23,210	$39,304	$134,609	$173,913
_____________
(1)

According to the Corporation's delinquency policy and consistent with the instructions for the preparation of the Consolidated Financial Statements for Bank Holding Companies (FR Y-9C) required by the  Federal Reserve Board, residential mortgage and commercial mortgage loans are considered past due when the borrower is in arrears two or more monthly payments. PCI residential mortgage loans past due 30-59 days as of December 31, 2015 amounted to $23.6 million.

As of December 31, 2014	30-59 Days	60-89 Days	90 days or more	Total Past Due		Total PCI loans
					Current
(In thousands)	(In thousands)
Residential mortgage loans (1)	$-	$12,571	$15,176	$27,747	$70,747	$98,494
Commercial mortgage loans (1)	-	356	443	799	2,594	3,393
Credit Cards	47	25	42	114	603	717
	$47	$12,952	$15,661	$28,660	$73,944	$102,604

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

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

Changes in accretable yield of acquired loans

      Subsequent to acquisition, the Corporation is required to periodically evaluate its estimate of cash flows expected to be collected. These evaluations, performed quarterly, require the continued use of key assumptions and estimates, similar to the initial estimate of fair value. Subsequent changes in the estimated cash flows expected to be collected may result in changes in the accretable yield and nonaccretable difference or reclassifications from nonaccretable yield to accretable yield. Increases in the cash flows expected to be collected will generally result in an increase in interest income over the remaining life of the loan or pool of loans. Decreases in expected cash flows due to further credit deterioration will generally result in an impairment charge recognized in the Corporation’s provision for loan and lease losses, resulting in an increase to the allowance for loan losses. During 2015, the Corporation established a $4.0 million reserve related to PCI loans acquired from Doral Financial in 2014. The reserve is driven by the revisions to the expected cash flows of the portfolio for the remaining term of the loan pool based on market conditions.

Changes in the accretable yield of PCI loans for the years ended December 31, 2015 and 2014 were as follows:

	December 31, 2015	December 31, 2014
(In thousands)
Balance at beginning of year	$82,460	$-
Additions (accretable yield at acquisition
of loans from Doral)	38,319	86,759
Accretion recognized in earnings	(11,188)	(4,299)
Reclassification from non-accretable	8,794	-
Balance at end of period	$118,385	$82,460

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Changes in the carrying amount of loans accounted for pursuant to ASC 310-30 follows:

	Year ended	Year ended
	December 31, 2015	December 31, 2014
(In thousands)
Balance at beginning of period	$102,604	$4,791
Additions (1)	79,889	102,831
Accretion	11,188	4,299
Collections	(19,572)	(9,317)
Foreclosures	(196)	-
Ending balance	$173,913	$102,604
Allowance for loan losses	(3,962)	-
Ending balance, net of allowance for loan losses	$169,951	$102,604

(1)	Represents the estimated fair value of the PCI loans acquired from Doral Bank in 2015 and Doral Financial in 2014 at the date of acquisition.

The outstanding principal balance of PCI loans, including amounts charged off by the Corporation, amounted to $218.1 million as of December 31, 2015 (December 31, 2014- $135.5 million, December 31, 2013- $22.7 million).

Purchases and Sales of Loans

As described in Note 2 - Business Combination, to the consolidated financial statements, on February 27, 2015, FirstBank acquired $324.8 million in principal of loans, primarily residential mortgage loans through an alliance with other co-bidders on the failed Doral Bank, a portion of which was accounted for as PCI loans, as described above. Pursuant to the terms of the purchase and assumption agreement, FirstBank purchased the loans at an aggregate discount of 9.0%, or approximately $29 million, through an FDIC-facilitated transaction. The transaction was accounted for under ASC Topic 820, which requires all recognized assets acquired and liabilities assumed in a business combination to be measured at their acquisition-date fair values. The fair value of the loans acquired in this transaction was $311.4 million at the acquisition date.

In addition, during 2015, the Corporation purchased $91.9 million of residential mortgage loans consistent with a strategic program established by the Corporation in 2005 to purchase ongoing residential mortgage loan production from mortgage bankers in Puerto Rico. Generally, the loans purchased from mortgage bankers were conforming residential mortgage loans. Purchases of conforming residential mortgage loans provide the Corporation the flexibility to retain or sell the loans, including through securitization transactions, depending upon the Corporation’s interest rate risk management strategies. When the Corporation sells such loans, it generally keeps the servicing of the loans. Also during 2015, the Corporation purchased a $21.1 million participation in a commercial mortgage loan.

In the ordinary course of business, the Corporation sells residential mortgage loans (originated or purchased) to GNMA and GSEs such as FNMA and FHLMC, which generally securitize the transferred loans into mortgage-backed securities for sale into the secondary market. The Corporation sold approximately $141.8 million of performing residential mortgage loans to FNMA and FHLMC during 2015. Also during 2015, the Corporation sold approximately $286.0 million of FHA/VA mortgage loans to GNMA, which packages them into mortgage-backed securities. The Corporation’s continuing involvement in these loan sales consists primarily of servicing the loans. In addition, the Corporation agreed to repurchase loans when it breaches any of the representations and warranties included in the sale agreement. These representations and warranties are consistent with the GSEs’ selling and servicing guidelines (i.e., ensuring that the mortgage was properly underwritten according to established guidelines).

   For loans sold to GNMA, the Corporation holds an option to repurchase individual delinquent loans issued on or after January 1, 2003 when the borrower fails to make any payment for three consecutive months. This option gives the Corporation the ability, but not the obligation, to repurchase the delinquent loans at par without prior authorization from GNMA.

  Under ASC Topic 860, Transfers and Servicing, once the Corporation has the unilateral ability to repurchase the delinquent loan, it is considered to have regained effective control over the loan and is required to recognize the loan and a corresponding repurchase liability on the balance sheet regardless of the Corporation’s intent to repurchase the loan.

During 2015, 2014, and 2013, the Corporation repurchased pursuant to its repurchase option with GNMA $19.2 million, $37.8 million, and $28.3 million, respectively, of loans previously sold to GNMA. The principal balance of these loans is fully guaranteed and the risk of loss related to the repurchased loans is generally limited to the difference between the delinquent interest payment advanced to GNMA computed at the loan’s interest rate and the interest payments reimbursed by FHA, which are computed at a pre-determined debenture rate. Repurchases of GNMA loans allow the Corporation, among other things, to maintain acceptable

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

delinquency rates on outstanding GNMA pools and remain as a seller and servicer in good standing with GNMA. The Corporation generally remediates any breach of representations and warranties related to the underwriting of such loans according to established GNMA guidelines without incurring losses. The Corporation does not maintain a liability for estimated losses as a result of breaches in representations and warranties.

Loan sales to FNMA and FHLMC are without recourse in relation to the future performance of the loans. The Corporation repurchased at par loans previously sold to FNMA and FHLMC in the amounts of $1.4 million, $2.3 million, and $6.1 million during 2015, 2014, and 2013, respectively. The Corporation’s risk of loss with respect to these loans is also minimal as these repurchased loans are generally performing loans with documentation deficiencies. No losses related to breaches of representations and warranties were incurred in 2015. Historically, losses experienced on these loans have been immaterial. As a consequence, as of December 31, 2015, the Corporation does not maintain a liability for estimated losses on loans expected to be repurchased as a result of breaches in loan and servicer representations and warranties.

The Corporation sold $20.0 and $53.0 million of commercial mortgage loan participations during 2015 and 2014, respectively.

Bulks Sale of Assets

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

     Loan Portfolio Concentration

The Corporation’s primary lending area is Puerto Rico. The Corporation’s banking subsidiary, FirstBank, also lends in the USVI and BVI markets and in the United States (principally in the state of Florida). Of the total gross loans held for investment of $9.3 billion as of December 31, 2015, approximately 81% have credit risk concentration in Puerto Rico, 12% in the United States, and 7% in the USVI and BVI.

    As of December 31, 2015, the Corporation had $316.0 million of credit facilities, excluding investment securities, granted to the Puerto Rico government, its municipalities and public corporations, of which $314.6 million was outstanding (book value of $311.0 million), compared to $308.0 million outstanding as of December 31, 2014. In addition, the outstanding balance of facilities granted to the government of the Virgin Islands amounted to $126.2 million as of December 31, 2015, compared to $57.7 million as of December 31, 2014. Approximately $199.5 million of the granted credit facilities outstanding consisted of loans to municipalities in Puerto Rico whose revenues are independent of the central government. Municipal debt exposure is secured by ad valorem taxation without limitation as to rate or amount on all taxable property within the boundaries of each municipality. The good faith, credit, and unlimited taxing power of the applicable municipality have been pledged to the repayment of all outstanding bonds and notes. Approximately 88% of the Corporation’s municipality exposure consists primarily of senior priority loans concentrated on five of the largest municipalities in Puerto Rico (San Juan, Carolina, Bayamon, Mayaguez and Guaynabo). These municipalities are required by law to levy special property taxes in such amounts as shall be required for the payment of all its general obligation bonds and loans. Late in 2015, GDB and the Municipal Revenue Collection Center (“CRIM”) signed a deed of trust. Through this deed, GDB, as a fiduciary, is bound to keep the CRIM funds separate from any other deposits and the funds should be distributed by the GDB pursuant to the applicable law.  Approximately $18.9 million consisted of loans to units of the Puerto Rico central government, and approximately $96.3 million ($92.6 million book value) consisted of loans to public corporations that generally receive revenues from the rates they charge for services or products, such as electric power services, including a credit facility extended to the Puerto Rico Electric Power Authority (“PREPA”), with a book value of $71.1 million as of December 31, 2015. The PREPA credit facility was placed in non-accrual status in the first quarter of 2015, and interest payments are now recorded on a cost-recovery basis. Major public corporations have varying degrees of independence from the central government and many receive appropriations or other payments from the Puerto Rico’s government general fund. Debt issued by the central government can either carry the full faith, credit and taxing power of the Commonwealth of Puerto Rico or represent an obligation that is subject to annual budget appropriations.

    Furthermore, as of December 31, 2015, the Corporation had $129.4 million outstanding in financings to the hotel industry in Puerto Rico where the borrower and operations of the underlying collateral are the primary sources of repayment and the Puerto Rico Tourism Development Fund (the “TDF”) provides a secondary guarantee for payment performance, compared to $133.3 million as of December 31, 2014. The TDF is a subsidiary of the GDB that facilitates private-sector financings to Puerto Rico’s hotel industry. The TDF provides guarantees to financings and may provide direct loans. As a result of liquidity risk and uncertainty regarding the Puerto Rico government fiscal situation, the Corporation adversely classified this $129.4 million exposure during the third quarter of 2015. Since late 2012, the Corporation has received combined payments from the borrowers and TDF as guarantor sufficient to cover contractual payments on these loans, including collections of principal and interest from TDF of approximately $5.3 million in 2015 and $6.1 million in 2014. These loans were current and remained in accrual status as of December 31, 2015.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

    During 2015, the Corporation increased by approximately $35 million the general reserve for commercial loans extended to or guaranteed by the Puerto Rico Government (excluding municipalities), including a $19.2 million charge to the provision for loan losses related to increased qualitative reserve factors applied to these loans in light of recent events surrounding the Puerto Rico Government’s fiscal situation. In addition, during 2015, the specific reserve allocated to the PREPA credit facility was increased by approximately $4.3 million. As of December 31, 2015, the total reserve coverage ratio (general and specific reserves) related to commercial loans extended to or guaranteed by the Puerto Rico Government (excluding municipalities) was 19%.

    In addition, the Corporation had $124.6 million in indirect exposure to residential mortgage loans to individual borrowers that are guaranteed by the Puerto Rico Housing Finance Authority. Residential mortgage loans guaranteed by the Puerto Rico Housing Finance Authority are secured by the underlying properties and the guarantees serve to cover shortfalls in collateral in the event of a borrower default. The Puerto Rico Government guarantees up to $75 million of the principal insured by the mortgage loans insurance program. According to the most recently released audited financial statements, as of June 30, 2014, the Puerto Rico Housing Finance Authority mortgage loans insurance program covered loans aggregating to approximately $546 million. The regulations adopted by the Puerto Rico Housing Finance Authority, requires the establishment of adequate reserves to guarantee the solvency of the mortgage loans insurance fund. As of June 30, 2014, the Puerto Rico Housing Finance Authority had restricted net position for such purposes of approximately $72.5 million.

    As disclosed in Note 5- Investment Securities, S&P, Moody’s and Fitch downgraded the credit rating of the Commonwealth of Puerto Rico’s debt to non-investment grade categories. The Corporation cannot predict at this time the impact that the current fiscal situation of the Commonwealth of Puerto Rico, including the government’s announcements regarding its ability to pay debt, recent payment defaults of certain bonds, “clawback” measures implemented to redirect revenues to support bonds from certain government agencies to service the general obligation debt, and the various legislative and other measures adopted and to be adopted by the Puerto Rico government in response to such fiscal situation will have on the Puerto Rico economy and on the Corporation’s financial condition and results of operations.

Troubled Debt Restructurings

The Corporation provides homeownership preservation assistance to its customers through a loss mitigation program in Puerto Rico that is similar to the U.S. government’s Home Affordable Modification Program guidelines. Depending upon the nature of borrowers’ financial condition, restructurings or loan modifications through this program as well as other restructurings of individual commercial, commercial mortgage, construction, and residential mortgage loans in the U.S. mainland fit the definition of a TDR. A restructuring of a debt constitutes a TDR if the creditor for economic or legal reasons related to the debtor’s financial difficulties grants a concession to the debtor that it would not otherwise consider. Modifications involve changes in one or more of the loan terms that bring a defaulted loan current and provide sustainable affordability. Changes may include the refinancing of any past-due amounts, including interest and escrow, the extension of the maturity of the loan and modifications of the loan rate. As of December 31, 2015, the Corporation’s total TDR loans of $661.6 million consisted of $382.7 million of residential mortgage loans, $150.3 million of commercial and industrial loans, $44.5 million of commercial mortgage loans, $45.7 million of construction loans, and $38.4 million of consumer loans. Outstanding unfunded commitments on TDR loans amounted to $0.2 million as of December 31, 2015.

The Corporation’s loss mitigation programs for residential mortgage and consumer loans can provide for one or a combination of the following: movement of interest past due to the end of the loan, extension of the loan term, deferral of principal payments, and reduction of interest rates either permanently or for a period of up to four years (increasing back in step-up rates). Additionally, in certain cases, the restructuring may provide for the forgiveness of contractually due principal or interest. Uncollected interest is added to the end of the loan term at the time of the restructuring and not recognized as income until collected or when the loan is paid off. These programs are available only to those borrowers who have defaulted, or are likely to default, permanently on their loans and would lose their homes in the foreclosure action absent some lender concession. Nevertheless, if the Corporation is not reasonably assured that the borrower will comply with its contractual commitment, properties are foreclosed.

Prior to permanently modifying a loan, the Corporation may enter into trial modifications with certain borrowers. Trial modifications generally represent a six-month period during which the borrower makes monthly payments under the anticipated modified payment terms prior to a formal modification. Upon successful completion of a trial modification, the Corporation and the borrower enter into a permanent modification. TDR loans that are participating in or that have been offered a binding trial modification are classified as TDR when the trial offer is made and continue to be classified as TDR regardless of whether the borrower enters into a permanent modification. As of December 31, 2015, the Corporation classified an additional $6.7 million of residential mortgage loans as TDR that were participating in or had been offered a trial modification.

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

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

In addition, the Corporation extends, renews, and restructures loans with satisfactory credit profiles. Many commercial loan facilities are structured as lines of credit, which are mainly one year in term and, therefore, are required to be renewed annually. Other facilities may be restructured or extended from time to time based upon changes in the borrower’s business needs, use of funds, the timing of the completion of projects, and other factors. If the borrower is not deemed to have financial difficulties, extensions, renewals, and restructurings are done in the normal course of business and are not considered to be concessions, and the loans continue to be recorded as performing.

	Selected information on TDR loans that includes the recorded investment by loan class and modification type is
	summarized in the following tables. This information reflects all TDR loans:

		As of December 31, 2015
		Interest rate below market	Maturity or term extension	Combination of reduction in interest rate and extension of maturity	Forgiveness of principal and/or interest	Other (1)	Total
	(In thousands)
	Troubled Debt Restructurings:
	Non-FHA/VA Residential Mortgage loans	$29,066	$6,027	$297,310	$-	$50,269	$382,672
	Commercial Mortgage loans	4,379	1,244	26,109	-	12,766	44,498
	Commercial and Industrial loans	2,163	75,104	27,214	3,027	42,746	150,254
	Construction loans:
	Land	-	229	2,165	-	372	2,766
	Construction-commercial (2)	-	-	-	39,466	-	39,466
	Construction-residential	-	-	3,046	-	436	3,482
	Consumer loans - Auto	-	2,330	12,388	-	6,864	21,582
	Finance Leases	-	621	1,456	-	-	2,077
	Consumer loans - Other	89	1,604	11,026	327	1,748	14,794
	Total Troubled Debt Restructurings	$35,697	$87,159	$380,714	$42,820	$115,201	$661,591

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

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

		As of December 31, 2014
		Interest rate below market	Maturity or term extension	Combination of reduction in interest rate and extension of maturity	Forgiveness of principal and/or interest	Other (1)	Total
	(In thousands)
	Troubled Debt Restructurings:
	Non-FHA/VA Residential Mortgage loans	$24,850	$5,859	$283,317	$-	$35,749	$349,775
	Commercial Mortgage loans	29,881	12,737	72,493	-	12,655	127,766
	Commercial and Industrial loans	7,533	80,642	31,553	3,074	49,124	171,926
	Construction loans:
	Land	-	202	1,732	-	536	2,470
	Construction-residential	6,154	337	3,112	-	434	10,037
	Consumer loans - Auto	-	380	10,363	-	6,248	16,991
	Finance Leases	-	376	1,805	-	-	2,181
	Consumer loans - Other	37	129	10,812	443	1,886	13,307
	Total Troubled Debt Restructurings (2)	$68,455	$100,662	$415,187	$3,517	$106,632	$694,453

(1)	Other concessions granted by the Corporation include deferral of principal and/or interest payments for a period longer than what would be
	considered insignificant, payment plans under judicial stipulation, or a combination of the concessions listed in the table above.

(2)	Excludes TDR loans held for sale amounting to $45.7 million as of December 31, 2014.

		As of December 31, 2013
	(In thousands)	Interest rate below market	Maturity or term extension	Combination of reduction in interest rate and extension of maturity	Forgiveness of principal and/or interest	Other (1)	Total
	Troubled Debt Restructurings:
	Non-FHA/VA Residential Mortgage loans	$23,428	$6,059	$274,562	$-	$33,195	$337,244
	Commercial Mortgage Loans	36,543	12,985	83,993	7	20,048	153,576
	Commercial and Industrial Loans	12,099	11,341	12,835	3,122	52,554	91,951
	Construction Loans:
	Land	878	2,012	1,760	-	675	5,325
	Construction-Commercial	-	-	3,924	-	-	3,924
	Construction-Residential	6,054	160	3,173	994	513	10,894
	Consumer Loans - Auto	-	706	8,350	-	5,066	14,122
	Finance Leases	-	1,286	1,072	-	-	2,358
	Consumer Loans - Other	227	256	8,638	-	1,743	10,864
	Total Troubled Debt Restructurings (2)	$79,229	$34,805	$398,307	$4,123	$113,794	$630,258

(1)	Other concessions granted by the Corporation include deferral of principal and/or interest payments for a period longer than what would be considered
	insignificant, payment plans under judicial stipulation, or a combination of the concessions listed in the table above.
(2)	Excludes TDRs held for sale amounting to $45.9 million as of December 31, 2013.

The following table presents the Corporation's TDR loans activity:

	Year Ended	Year Ended	Year Ended
	December 31, 2015	December 31, 2014	December 31, 2013
(In thousands)
Beginning balance of TDR loans	$694,453	$630,258	$941,730
New TDR loans	111,890	164,108	124,424
Increases to existing TDR loans - additional disbursements	1,018	1,903	2,864
Charge-offs post-modification (1)	(64,116)	(43,916)	(132,595)
Sales, net of charge-offs	(44,048)	(4,500)	(104,915)
Foreclosures	(39,706)	(4,948)	(11,886)
Removed from TDR classification	-	-	(6,764)
TDR loans transferred from (to) held for sale	40,005	-	(129,964)
Paid-off and partial payments	(37,905)	(48,452)	(52,636)
Ending balance of TDR loans	$661,591	$694,453	$630,258

(1)	For the year ended December 31, 2015 includes $45.3 million of charge-offs related to TDR loans held for sale included in the bulk sale of assets.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

TDRs are classified as either accrual or nonaccrual loans. Loans in accrual status may remain in accrual status when their contractual terms have been modified in a TDR if the loans had demonstrated performance prior to the restructuring and payment in full under the restructured terms is expected, the loan may remain on accrual status. Otherwise, loan on nonaccrual and restructured as a TDR will remain on nonaccrual status until the borrower has proven the ability to perform under the modified structure, generally for a minimum of six months, and there is evidence that such payments can and are likely to continue as agreed. Performance prior to the restructuring, or significant events that coincide with the restructuring, are included in assessing whether the borrower can meet the new terms and may result in the loan being returned to accrual status at the time of the restructuring or after a shorter performance period. If the borrower’s ability to meet the revised payment schedule is uncertain, the loan remains classified as a nonaccrual loan. Loan modifications increase the Corporation’s interest income by returning a non-performing loan to performing status, if applicable, increase cash flows by providing for payments to be made by the borrower, and limit increases in foreclosure and OREO costs. The Corporation continues to consider a modified loan as an impaired loan for purposes of estimating the allowance for loan and lease losses. A TDR loan that specifies an interest rate that at the time of the restructuring is greater than or equal to the rate the Corporation is willing to accept for a new loan with comparable risk may not be reported as a TDR, or an impaired loan in the calendar years subsequent to the restructuring, if it is in compliance with its modified terms. The Corporation did not remove loans from the TDR classification during 2015 and 2014.

	The following table provides a breakdown between accrual and nonaccrual status of TDR loans:

		As of December 31, 2015

		Accrual	Nonaccrual (1)	Total TDR loans
	(In thousands)
	Non-FHA/VA Residential Mortgage loans	$303,885	$78,787	$382,672
	Commercial Mortgage loans	29,121	15,377	44,498
	Commercial and Industrial loans	48,392	101,862	150,254
	Construction loans:
	Land	924	1,842	2,766
	Construction-commercial (2)	-	39,466	39,466
	Construction-residential	3,046	436	3,482
	Consumer loans - Auto	14,823	6,759	21,582
	Finance Leases	1,980	97	2,077
	Consumer loans - Other	12,737	2,057	14,794
	Total Troubled Debt Restructurings	$414,908	$246,683	$661,591

(1)	Included in nonaccrual loans are $118.2 million in loans that are performing under the terms of the restructuring agreement
	but are reported in nonaccrual status until the restructured loans meet the criteria of sustained payment performance
	under the revised terms for reinstatement to accrual status and there is no doubt about full collectability.

(2)	During the third quarter of 2015, upon the signing of a new agreement with the borrower, the Corporation changed its intent to sell a
	$40.0 million construction loan in the Virgin Islands. Accordingly, the loan was transferred back from held for sale to held for investment
	and continues to be classified as a TDR and a non-performing loan.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

		As of December 31, 2014

		Accrual	Nonaccrual (1)(2)	Total TDR loans
	(In thousands)
	Non-FHA/VA Residential Mortgage loans	$266,810	$82,965	$349,775
	Commercial Mortgage loans	69,374	58,392	127,766
	Commercial and Industrial loans	131,544	40,382	171,926
	Construction loans:
	Land	834	1,636	2,470
	Construction-residential	3,448	6,589	10,037
	Consumer loans - Auto	10,558	6,433	16,991
	Finance Leases	1,926	255	2,181
	Consumer loans - Other	10,146	3,161	13,307
	Total Troubled Debt Restructurings	$494,640	$199,813	$694,453

(1)	Included in nonaccrual loans are $52.8 million in loans that are performing under the terms of the restructuring agreement
	but are reported in nonaccrual status until the restructured loans meet the criteria of sustained payment performance
	under the revised terms for reinstatement to accrual status and there is no doubt about full collectability.

(2)	Excludes nonaccrual TDR loans held for sale with a carrying value of $45.7 million as of December 31, 2014.

TDR loans exclude restructured residential mortgage loans that are guaranteed by the U.S. federal government (i.e., FHA/VA loans) totaling $77.6 million. The Corporation excludes FHA/VA guaranteed loans from TDR loans statistics given that, in the event that the borrower defaults on the loan, the principal and interest (at the specified debenture rate) are guaranteed by the U.S. government; therefore, the risk of loss on these types of loans is very low. The Corporation does not consider loans with U.S. federal government guarantees to be impaired loans for the purpose of calculating the allowance for loan and lease losses.

Loan modifications that are considered TDR loans completed during 2015, 2014 and 2013 were as follows:

	Year ended December 31, 2015
	Number of contracts	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
(In thousands)
Troubled Debt Restructurings:
Non-FHA/VA Residential Mortgage loans	408	$67,006	$64,679
Commercial Mortgage loans	16	22,366	19,914
Commercial and Industrial loans	5	5,971	5,351
Construction loans:
Land	7	603	600
Consumer loans - Auto	756	12,219	11,985
Finance Leases	55	1,447	1,250
Consumer loans - Other	1,338	8,158	8,111
Total Troubled Debt Restructurings	2,585	$117,770	$111,890

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	Year ended December 31, 2014
	Number of contracts	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
(In thousands)
Troubled Debt Restructurings:
Non-FHA/VA Residential Mortgage loans	291	$40,166	$39,194
Commercial Mortgage loans	9	2,853	2,855
Commercial and Industrial loans	17	105,372	105,110
Construction loans:
Land	6	257	219
Consumer loans - Auto	602	8,903	8,748
Finance Leases	45	953	800
Consumer loans - Other	1,492	7,240	7,182
Total Troubled Debt Restructurings	2,462	$165,744	$164,108

	Year ended December 31, 2013
	Number of contracts	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
(In thousands)
Troubled Debt Restructurings:
Non-FHA/VA Residential Mortgage loans	292	$48,181	$48,664
Commercial Mortgage loans	17	6,000	6,161
Commercial and Industrial loans	27	79,531	53,525
Construction loans:
Land	7	341	344
Construction-Residential	1	195	195
Consumer loans - Auto	557	7,582	7,582
Finance Leases	75	1,435	1,435
Consumer loans - Other	1,452	6,518	6,518
Total Troubled Debt Restructurings	2,428	$149,783	$124,424

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

Loan modifications considered TDR that defaulted during the years ended December 31, 2015 2014, and 2013, and had become TDR during the 12 months preceding the default date were as follows:

	Year ended December 31,
	2015		2014		2013
	Number of contracts	Recorded Investment	Number of contracts	Recorded Investment	Number of contracts	Recorded Investment
(In thousands)
Non-FHA/VA Residential Mortgage loans	69	$10,240	55	$8,087	81	$13,415
Commercial Mortgage loans	1	2,179	2	4,604	1	46,102
Commercial and Industrial loans	4	5,745	2	1,537	2	3,829
Construction loans
Land	-	-	1	46	2	66
Construction-residential	-	-	-	-	1	186
Consumer loans - Auto	13	159	45	697	9	86
Finance Leases	6	185	6	115	3	38
Consumer loans - Other	172	706	241	989	40	219
Total	265	$19,214	352	$16,075	139	$63,941

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

The recorded investment in loans held for investment restructured using the A/B note restructure workout strategy was approximately $39.3 million and $46.0 million at December 31, 2015 and 2014, respectively. The following table provides additional information about the volume of this type of loan restructuring and the effect on the allowance for loan and lease losses in 2015, 2014 and 2013:

(In thousands)	December 31, 2015	December 31, 2014	December 31, 2013
Principal balance deemed collectible at end of year	$39,329	$46,032	$78,342
Amount (recovered) charged off	$-	$(7,501)	$20,889
Charges (reductions) to the provision for loan losses	$131	$(8,341)	$(4,084)
Allowance for loan losses at end of year	$862	$731	$1,436

Of the loans comprising the $39.3 million that have been deemed to be collectible as of December 31, 2015, approximately $39.2 million was placed in accrual status as the borrowers have exhibited a period of sustained performance. These loans continue to be individually evaluated for impairment purposes.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

NOTE 9 – ALLOWANCE FOR LOAN AND LEASE LOSSES

The changes in the allowance for loan and lease losses were as follows:

	Residential	Commercial	Commercial and	Construction	Consumer
Year Ended December 31, 2015	Mortgage Loans	Mortgage Loans	Industrial Loans	Loans	Loans	Total
(In thousands)
Allowance for loan and lease losses:
Beginning balance	$27,301	$50,894	$63,721	$12,822	$67,657	$222,395
Charge-offs	(19,317)	(56,101)	(33,844)	(4,994)	(62,465)	(176,721)
Recoveries	1,209	6,534	4,316	2,582	8,350	22,991
Provision (release)	30,377	66,884	34,575	(6,891)	47,100	172,045
Ending balance	$39,570	$68,211	$68,768	$3,519	$60,642	$240,710
Ending balance: specific reserve for impaired loans	$21,787	$3,073	$18,096	$1,202	$8,423	$52,581
Ending balance: purchased credit-impaired loans	$3,837	$125	$-	$-	$-	$3,962
Ending balance: general allowance	$13,946	$65,013	$50,672	$2,317	$52,219	$184,167
Loans held for investment:
Ending balance	$3,344,719	$1,537,806	$2,407,996	$156,195	$1,827,149	$9,273,865
Ending balance: impaired loans	$460,668	$81,527	$170,706	$53,516	$40,092	$806,509
Ending balance: purchased credit-impaired
loans	$170,766	$3,147	$-	$-	$-	$173,913
Ending balance: loans with general
allowance	$2,713,285	$1,453,132	$2,237,290	$102,679	$1,787,057	$8,293,443

	Residential	Commercial	Commercial and	Construction	Consumer
Year Ended December 31, 2014	Mortgage Loans	Mortgage Loans	Industrial Loans	Loans	Loans	Total
(In thousands)
Allowance for loan and lease losses:
Beginning balance	$33,110	$73,138	$85,295	$35,814	$58,501	$285,858
Charge-offs	(24,345)	(25,807)	(61,935)	(11,533)	(76,696)	(200,316)
Recoveries	1,049	10,639	3,680	6,049	5,906	27,323
Provision (release)	17,487	(7,076)	36,681	(17,508)	79,946	109,530
Ending balance	$27,301	$50,894	$63,721	$12,822	$67,657	$222,395
Ending balance: specific reserve for impaired loans	$10,854	$14,289	$21,314	$2,577	$6,171	$55,205
Ending balance: purchased credit-impaired loans	$-	$-	$-	$-	$-	$-
Ending balance: general allowance	$16,447	$36,605	$42,407	$10,245	$61,486	$167,190
Loans held for investment:
Ending balance	$3,011,187	$1,665,787	$2,479,437	$123,480	$1,982,545	$9,262,436
Ending balance: impaired loans	$424,244	$210,738	$236,371	$39,467	$34,587	$945,407
Ending balance: purchased credit-impaired
loans	$98,494	$3,393	$-	$-	$717	$102,604
Ending balance: loans with general allowance	$2,488,449	$1,451,656	$2,243,066	$84,013	$1,947,241	$8,214,425

   As discussed in Note 8- Loans Held For Investment, under the subheading “Bulk Sale of Assets,” during the second quarter of 2015, the Corporation completed the sale of commercial and construction loans with a book value of $147.5 million, mostly comprised of non-performing and adversely classified loans. This transaction resulted in charge-offs of approximately $61.4 million.

    The Corporation has considered the charge-offs information related to the second quarter 2015 bulk sale in its estimates of credit impairment for loans collectively measured. In the second quarter, the total bulk sale charge-offs were included in the determination of historical loss rates with no reduction for the additional market discount related to the bulk sale resolution; in the past, the Corporation had separated the market component of the loss. The decision to include total charge-offs, with no qualitative adjustment for the steep discount on this bulk sale, took into consideration the potential use of similar credit resolution strategies in the future in light of the current economic conditions in Puerto Rico. The effect of this position resulted in an increase of $15.5 million in the general reserve for loan losses determined for loans collectively evaluated for impairment. During the third quarter of 2015, the Corporation further refined its methodology by allocating the second quarter bulk sale losses over an estimated realization period of eight quarters which would reflect a more typical loss resolution pattern. Management believes that this loss estimation process is more indicative of the current experience related to the average period for a loan to migrate to asset classification categories and the eventual charge-off.

As of December 31, 2015, the Corporation maintained a $0.4 million reserve for unfunded loan commitments mainly related to outstanding commercial and industrial loan commitments. The reserve for unfunded loan commitments is an estimate of the losses inherent in off-balance sheet loan commitments to borrowers that are experiencing financial difficulties at the balance sheet date. It is calculated by multiplying an estimated loss factor by an estimated probability of funding, and then by the period-end amounts for unfunded commitments. The reserve for unfunded loan commitments is included as part of accounts payable and other liabilities in the consolidated statements of financial condition.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

NOTE 10 – LOANS HELD FOR SALE

The Corporation’s loans held-for-sale portfolio was composed of:

	December 31,
	2015	2014
(In thousands)
Residential mortgage loans	$27,734	$22,315
Construction loans	8,135	47,802
Commercial mortgage loans	-	6,839
Total	$35,869	$76,956

    Non-performing loans held for sale totaled $8.1 million as of December 31, 2015 and $54.6 million as of December 31, 2014.

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

NOTE 11 –  OTHER REAL ESTATE OWNED

The following table presents OREO inventory as of the dates indicated:

	December 31,	December 31,
(In thousands)	2015	2014

OREO
OREO balances, carrying value:
Residential (1)	$43,563	$29,579
Commercial	87,849	75,654
Construction	15,389	18,770
Total	$146,801	$124,003

(1)

As of December 31, 2015, excludes $8.9 million of foreclosures related to loans guaranteed by the FHA/VA completed in 2015 that meet the conditions of ASC 310-40 and are presented as a receivable (other assets) in the statement of financial condition.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

NOTE 12 – RELATED-PARTY TRANSACTIONS

The Corporation granted loans to its directors, executive officers, and certain related individuals or entities in the ordinary course of business. The movement and balance of these loans were as follows:

Amount
(In thousands)
Balance at December 31, 2013	$1,395

New loans	61
Payments	(133)
Other changes	10
Balance at December 31, 2014	1,333

New loans	43
Payments	(130)
Other changes	6
Balance at December 31, 2015	$1,252

These loans were made subject to the provisions of Regulation O-“Loans to Executive Officers, Directors and Principal Shareholders of Member Banks”, which governs the permissible lending relationships between a financial institution and its executive officers, directors, principal shareholders, their families and related interests.  The amounts reported as other changes include changes in the status of those who are considered related parties, which, for 2015, was mainly related to the addition of one new executive officer, and, for 2014, was mainly related to an addition of one new director and the resignation of one executive officer.

From time to time, the Corporation, in the ordinary course of its business, obtains services from related parties or makes contributions to non-profit organizations that have some association with the Corporation. Management believes the terms of such arrangements are consistent with arrangements entered into with independent third parties.

NOTE 13 – PREMISES AND EQUIPMENT

Premises and equipment comprise:

	Useful Life In Years	As of December 31,
		2015	2014
(Dollars in thousands)

Buildings and improvements	10-35	$142,872	$140,592
Leasehold improvements	1-10	61,089	63,065
Furniture and equipment	2-10	162,954	161,865
		366,915	365,522

Accumulated depreciation and amortization		(238,734)	(232,272)

		128,181	133,250
Land		26,932	25,655
Projects in progress		5,903	8,021
Total premises and equipment, net		$161,016	$166,926

Depreciation and amortization expense amounted to $21.1 million, $21.0 million, and $24.0 million for the years ended December 31, 2015, 2014, and 2013, respectively.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

NOTE 14 – GOODWILL AND OTHER INTANGIBLES

Goodwill as of December 31, 2015 and 2014 amounted to $28.1 million, recognized as part of “Other Assets” in the consolidated statement of financial condition. The Corporation conducted its annual evaluation of goodwill and other intangibles during the fourth quarter of 2015. The Corporation’s goodwill is related to the acquisition of FirstBank Florida in 2005.

The Corporation bypassed the qualitative assessment in 2015 and proceeded directly to perform the first step of the two-step goodwill impairment test. The Step 1 evaluation of goodwill allocated to the Florida reporting unit under both valuation approaches (market and discounted cash flow analysis) indicated that the fair value of the unit was above the carrying amount of its equity book value as of the valuation date (October 1); therefore, the completion of the Step 2 was not required. Based on the analyses under both the market and discounted cash flow analyses, the estimated fair value of the equity of the reporting unit exceeded the carrying amount of the entity, including goodwill at the evaluation date. Goodwill was not impaired as of December 31, 2015 or 2014, nor was any goodwill written off due to impairment during 2015, 2014, and 2013.

In connection with the acquisition of the FirstBank-branded credit card loan portfolio, in the second quarter of 2012, the Corporation recognized a purchased credit card relationship intangible of $24.5 million, which is being amortized over the remaining estimated life of 5.8 years on an accelerated basis based on the estimated attrition rate of the purchased credit card accounts, which reflects the pattern in which the economic benefits of the intangible asset are consumed. These benefits are consumed as the revenue stream generated by the cardholder relationship is realized.

The core deposit intangible acquired in the February 2015 Doral Bank transaction amounted to $5.8 million ($5.1 million as of December 31, 2015).

The following table shows the gross amount and accumulated amortization of the Corporation’s intangible assets recognized as part of Other Assets in the consolidated statement of financial condition:
	As of	As of
	December 31,	December 31,
	2015	2014
(Dollars in thousands)
Core deposit intangible:
Gross amount, beginning of period	$45,844	$45,844
Addition as a result of acquisition	5,820	-
Accumulated amortization	(42,498)	(40,424)
Net carrying amount	$9,166	$5,420

Remaining amortization period	9.0 years	8.4 years

Purchased credit card relationship intangible:
Gross amount	$24,465	$24,465
Accumulated amortization	(11,146)	(8,076)
Net carrying amount	$13,319	$16,389

Remaining amortization period	5.8 years	6.9 years

The following table presents the estimated aggregate annual amortization expense for intangible assets:
Amount
(In thousands)
2016	$4,884
2017	4,270
2018	3,313
2019	2,915
2020 and after	7,103

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

NOTE 15 – NON CONSOLIDATED VARIABLE INTEREST ENTITIES AND SERVICING ASSETS

    The Corporation transfers residential mortgage loans in sale or securitization transactions in which it has continuing involvement, including servicing responsibilities and guarantee arrangements. All such transfers have been accounted for as sales as required by applicable accounting guidance.

    When evaluating transfers and other transactions with VIEs for consolidation, the Corporation first determines if the counterparty is an entity for which a variable interest exists. If no scope exception is applicable and a variable interest exists, the Corporation then evaluates if it is the primary beneficiary of the VIE and whether the entity should be consolidated or not.

    Below is a summary of transfers of financial assets to VIEs for which the Corporation has retained some level of continuing involvement:

GNMA

The Corporation typically transfers first lien residential mortgage loans in conjunction with GNMA securitization transactions in which the loans are exchanged for cash or securities that are readily redeemed for cash proceeds and servicing rights. The securities issued through these transactions are guaranteed by the issuer and, as such, under seller/servicer agreements, the Corporation is required to service the loans in accordance with the issuers’ servicing guidelines and standards. As of December 31, 2015, the Corporation serviced loans securitized through GNMA with a principal balance of $1.3 billion.

Trust Preferred Securities

In 2004, FBP Statutory Trust I, a financing trust that is wholly owned by the Corporation, sold to institutional investors $100 million of its variable rate trust-preferred securities. The proceeds of the issuance, together with the proceeds of the purchase by the Corporation of $3.1 million of FBP Statutory Trust I variable rate common securities, were used by FBP Statutory Trust I to purchase $103.1 million aggregate principal amount of the Corporation’s Junior Subordinated Deferrable Debentures. Also in 2004, FBP Statutory Trust II, a financing trust that is wholly owned by the Corporation, sold to institutional investors $125 million of its variable rate trust-preferred securities. The proceeds of the issuance, together with the proceeds of the purchase by the Corporation of $3.9 million of FBP Statutory Trust II variable rate common securities, were used by FBP Statutory Trust II to purchase $128.9 million aggregate principal amount of the Corporation’s Junior Subordinated Deferrable Debentures. The debentures are presented in the Corporation’s consolidated statement of financial condition as Other Borrowings, net of related issuance costs. The variable rate trust-preferred securities are fully and unconditionally guaranteed by the Corporation. The Junior Subordinated Deferrable Debentures issued by the Corporation in April 2004 and in September 2004 mature on June 17, 2034 and September 20, 2034, respectively; however, under certain circumstances, the maturity of Junior Subordinated Deferrable Debentures may be shortened (such shortening would result in a mandatory redemption of the variable rate trust-preferred securities). During the second quarter of 2015, the Corporation issued 852,831 shares of the Corporation’s common stock in exchange for $5.3 million of trust preferred securities (FBP Statutory Trust I), which enabled the Corporation to cancel $5.5 million of the carrying value of the debentures underlying the purchased trust preferred securities. The Collins Amendment of the Dodd-Frank Wall Street Reform and Consumer Protection Act eliminates certain trust-preferred securities from Tier 1 Capital. Bank Holding Companies, such as the Corporation, must fully phase out these instruments from Tier 1 capital by January 1, 2016 (25% allowed in 2015 and 0% in 2016); however, these instruments may remain in Tier 2 capital until the instruments are redeemed or mature. Under the indentures, the Corporation has the right, from time to time, and without causing an event of default, to defer payments of interest on the subordinated debentures by extending the interest payment period at any time and from time to time during the term of the subordinated debentures for up to twenty consecutive quarterly periods. Future interest payments are subject to the Federal Reserve approval. The Corporation elected to defer the interest payments that were due on quarterly periods since March 2012. The aggregate amount of payments deferred and accrued approximates $28.7 million as of December 31, 2015. During the first quarter of 2016, the Corporation purchased $10.0 million in trust preferred securities that had been issued by FBP Statutory Trust II. This transaction is described in more detail in Note 35 – Subsequent Events.

Grantor Trusts

During 2004 and 2005, a third party to the Corporation, referred to in this subsection as the seller, established a series of statutory trusts to effect the securitization of mortgage loans and the sale of trust certificates. The seller initially provided the servicing for a fee, which is senior to the obligations to pay trust certificate holders. The seller then entered into a sales agreement through which it sold and issued the trust certificates in favor of the Corporation’s banking subsidiary. Currently, the Bank is the sole owner of the trust certificates; the servicing of the underlying residential mortgages that generate the principal and interest cash flows, is performed by another third party, which receives a servicing fee. The securities are variable rate securities indexed to 90-day LIBOR plus a spread. The principal payments from the underlying loans are remitted to a paying agent (servicer) who then remits interest to the Bank; interest income is shared to a certain extent with the FDIC, which has an interest only strip (“IO”) tied to the cash flows of the underlying loans and is entitled to receive the excess of the interest income less a servicing fee over the variable rate income that the Bank earns on the securities. This IO is limited to the weighted-average coupon of the securities. The FDIC became the owner of the

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

IO upon its intervention of the seller, a failed financial institution. No recourse agreement exists and the risks from losses on non accruing loans and repossessed collateral are absorbed by the Bank as the sole holder of the certificates.  As of December 31, 2015, the amortized cost and fair value of the Grantor Trusts amounted to $34.9 million and $25.2 million, respectively, with a weighted-average yield of 2.26%.

Investment in unconsolidated entity

   On February 16, 2011, FirstBank sold an asset portfolio consisting of performing and non-performing construction, commercial mortgage and commercial and industrial loans with an aggregate book value of $269.3 million to CPG/GS, an entity organized under the laws of the Commonwealth of Puerto Rico and majority owned by PRLP Ventures LLC ("PRLP"), a company created by Goldman, Sachs & Co. and Caribbean Property Group.  In connection with the sale, the Corporation received $88.5 million in cash and a 35% interest in CPG/GS, and made a loan in the amount of $136.1 million representing seller financing provided by FirstBank. The loan has a seven-year maturity and bears variable interest at 30-day LIBOR plus 300 basis points and is secured by a pledge of all of the acquiring entity's assets as well as the PRLP's 65% ownership interest in CPG/GS. As of December 31, 2015, the carrying amount of the loan was $9.5 million, which was included in the Corporation's Commercial and Industrial loans held for investment portfolio. FirstBank’s equity interest in CPG/GS is accounted for under the equity method. When applying the equity method, the Bank follows the Hypothetical Liquidation Book Value method (“HLBV”) to determine its share of CPG/GS’s earnings or loss. Under HLBV, the Bank determines its share of CPG/GS’s earnings or loss by determining the difference between its “claim on CPG/GS’s book value” at the end of the period as compared to the beginning of the period. This claim is calculated as the amount the Bank would receive if CPG/GS were to liquidate all of its assets at recorded amounts determined in accordance with GAAP and distribute the resulting cash to PRLP and FirstBank, its investors, according to their respective priorities as provided in the contractual agreement. The Bank reports its share of CPG/GS’s operating results on a one-quarter lag basis. In addition, as a result of using HLBV, the difference between the Bank’s investment in CPG/GS and its claim on the book value of CPG/GS at the date of the investment, known as the basis difference, is amortized over the estimated life of the investment, or five years. CPG/GS records its loans receivable under the fair value option. The loss recorded in 2014 reduced to zero the carrying amount of the Bank’s investment in CPG/GS. No negative investment needs to be reported as the Bank has no legal obligation or commitment to provide further financial support to this entity; thus, no further losses will be recorded on this investment. Any potential increase in the carrying value of the investment in CPG/GS, under the HLBV method would depend upon how better off the Bank is at the end of the period than it was at the beginning of the period after the waterfall calculation performed to determine the amount of gain allocated to the investors.

FirstBank also provided an $80 million advance facility to CPG/GS to fund unfunded commitments and costs to complete projects under construction, which was fully disbursed in 2011, and a $20 million working capital line of credit to fund certain expenses of CPG/GS. The working capital line of credit was renewed and reduced to $7 million for a period of two years expiring September 2016. During 2012, CPG/GS repaid the outstanding balance of the advance facility to fund unfunded commitments, and the funds became available for redrawal under a one-time revolver agreement. These loans bear variable interest at 30-day LIBOR plus 300 basis points. As of December 31, 2015, the carrying value of the revolver agreement was $16.0 million, which was included in the Corporation's commercial and industrial loans held for investment portfolio.  The carrying value of the working capital line was $0 as of December 31, 2015.

Cash proceeds received by CPG/GS are first used to cover operating expenses and debt service payments, including those related to the note receivable, the advance facility, and the working capital line, described above, which must be substantially repaid before proceeds can be used for other purposes, including the return of capital to both PRLP and FirstBank. FirstBank will not receive any return on its equity interest until PRLP receives an aggregate amount equivalent to its initial investment and a priority return of at least 12%, resulting in FirstBank’s interest in CPG/GS being subordinate to PRLP’s interest. CPG/GS will then begin to make payments pro rata to PRLP and FirstBank, 35% and 65%, respectively, until FirstBank has achieved a 12% return on its invested capital and the aggregate amount of distributions is equal to FirstBank’s capital contributions to CPG/GS.

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

The rate of return of 17.57% was used as the discount factor to estimate the value of FirstBank’s equity interest and represents the Bank’s estimate of the yield a market participant would require at the time of the transaction. A reasonable range of equity returns was assessed based on consideration of a range of company-specific risk premiums. The valuation of this type of equity interest is highly subjective and somewhat dependent on nonobservable market assumptions, which may result in variations from market participant to market participant.

The following tables show summarized financial information of CPG/GS for the years ended December 31, 2015, 2014 and 2013:
	As of
	December 31,	December 31,
	2015	2014
(In thousands)

Cash and cash equivalents, including restricted cash	$10,896	$6,929
Loans Receivable	18,662	65,158
Real Estate Owned	81,346	83,054
Other assets	2,403	987
Total Assets	$113,307	$156,128

Notes Payable	$27,942	$58,044
Other liabilities	6,899	5,160
Total Liabilities	$34,841	$63,204

Members' Equity	78,466	92,924
Total Liabilities and Members' Equity	$113,307	$156,128

	Year Ended
	December 31,	December 31,	December 31,
	2015	2014	2013
(In thousands)
Revenues, including net realized gains on sale of
investments in loans and OREO	$10,565	$10,427	$2,245
Gross Profit (loss)	$(6,232)	$(321)	$(9,982)
Net Loss	$(14,321)	$(21,012)	$(6,230)

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Servicing Assets

  The Corporation sells residential mortgage loans to GNMA, which generally securitize the transferred loans into mortgage-backed securities. Also, certain conventional conforming loans are sold to FNMA or FHLMC with servicing retained. The Corporation recognizes as separate assets the rights to service loans for others, whether those servicing assets are originated or purchased.

	The changes in servicing assets are shown below:

		Year Ended December 31,
		2015	2014	2013
	(In thousands)
	Balance at beginning of year	$22,838	$21,987	$17,524
	Capitalization of servicing assets	4,919	4,321	7,649
	Amortization	(3,159)	(3,156)	(3,289)
	Adjustment to fair value	(228)	(228)	460
	Other (1)	(88)	(86)	(357)
	Balance at end of year	$24,282	$22,838	$21,987

(1)	Amount represents the adjustment to fair value related to the repurchase of loans serviced for others.

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

Changes in the impairment allowance related to servicing assets were as follows:

	Year ended December 31,
	2015	2014	2013
(In thousands)
Balance at beginning of year	$55	$212	$672
Temporary impairment charges	285	343	277
OTTI of servicing assets	(147)	(385)	-
Recoveries	(57)	(115)	(737)
Balance at end of year	$136	$55	$212

The components of net servicing income are shown below:

	Year ended December 31,
	2015	2014	2013
(In thousands)
Servicing fees	$7,211	$6,999	$7,164
Late charges and prepayment penalties	765	695	701
Adjustment for loans repurchased	(88)	(86)	(357)
Other (1)	(161)	(1,253)	(407)
Servicing income, gross	7,727	6,355	7,101
Amortization and impairment of servicing assets	(3,387)	(3,384)	(2,829)
Servicing income, net	$4,340	$2,971	$4,272

(1) Mainly consisted of compensatory fees imposed by GSEs.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The Corporation’s servicing assets are subject to prepayment and interest rate risks. Key economic assumptions used in determining the fair value at the time of sale ranged as follows:

	Maximum	Minimum
2015:
Constant prepayment rate:
Government-guaranteed mortgage loans	9.2%	7.8%
Conventional conforming mortgage loans	9.0%	7.9%
Conventional non-conforming mortgage loans	14.4%	12.9%
Discount rate:
Government-guaranteed mortgage loans	11.5%	11.5%
Conventional conforming mortgage loans	9.5%	9.5%
Conventional non-conforming mortgage loans	13.8%	13.8%

2014:
Constant prepayment rate:
Government-guaranteed mortgage loans	9.6%	9.1%
Conventional conforming mortgage loans	9.4%	8.9%
Conventional non-conforming mortgage loans	14.0%	12.7%
Discount rate:
Government-guaranteed mortgage loans	11.5%	11.5%
Conventional conforming mortgage loans	9.5%	9.5%
Conventional non-conforming mortgage loans	13.9%	13.8%

2013:
Constant prepayment rate:
Government-guaranteed mortgage loans	10.5%	8.9%
Conventional conforming mortgage loans	10.9%	8.7%
Conventional non-conforming mortgage loans	14.3%	12.3%
Discount rate:
Government-guaranteed mortgage loans	12.0%	11.5%
Conventional conforming mortgage loans	10.0%	9.5%
Conventional non-conforming mortgage loans	14.3%	13.8%

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

     As of December 31, 2015, fair values of the Corporation’s servicing assets were based on a valuation model that incorporates market driven assumptions regarding discount rates and mortgage prepayment rates, adjusted by the particular characteristics of the Corporation’s servicing portfolio. The weighted averages of the key economic assumptions used by the Corporation in its valuation model and the sensitivity of the current fair value to immediate 10% and 20% adverse changes in those assumptions for mortgage loans as of December 31, 2015 were as follows:

(Dollars in thousands)
Carrying amount of servicing assets	$24,282
Fair value	$27,516
Weighted-average expected life (in years)	9.48

Constant prepayment rate (weighted-average annual rate)	9.07%
Decrease in fair value due to 10% adverse change	$896
Decrease in fair value due to 20% adverse change	$1,742

Discount rate (weighted-average annual rate)	10.65%
Decrease in fair value due to 10% adverse change	$1,189
Decrease in fair value due to 20% adverse change	$2,285

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

NOTE 16 – DEPOSITS AND RELATED INTEREST

The following table summarizes deposit balances as of the dates indicated:
	December 31,
	2015	2014
(In thousands)

Type of account and interest rate:
Non-interest-bearing checking accounts	$1,336,559	$900,616
Savings accounts - 0.05% to 0.70% (2014- 0.05% to 0.85%)	2,459,186	2,450,484
Interest-bearing checking accounts - 0.10% to 1.06%
(2014- 0.10% to 1.06%)	1,088,651	1,054,136
Certificates of deposit- 0.10% to 5.05% (2014- 0.10% to 5.05%)	2,356,245	2,191,663
Brokered certificates of deposit- 0.45% to 2.80% (2014- 0.20% to 4.70%)	2,097,483	2,887,046
	$9,338,124	$9,483,945

The weighted-average interest rate on total interest-bearing deposits as of December 31, 2015 and 2014 was 0.83% and 0.82%, respectively.

As of December 31, 2015, the aggregate amount of overdrafts in demand deposits that were reclassified as loans amounted to $1.0 million (2014 — $0.8 million).

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following table presents a summary of CDs, including brokered CDs, with a remaining term of more than one year as of December 31, 2015:
Total
(In thousands)

Over one year to two years	$1,000,823
Over two years to three years	549,453
Over three years to four years	52,819
Over four years to five years	80,953
Over five years	18,640
Total	$1,702,688

     As of December 31, 2015, CDs in denominations of $100,000 or higher amounted to $3.6 billion (2014 — $4.3 billion) including brokered CDs of $2.1 billion (2014 — $2.9 billion) at a weighted-average rate of 0.97% (2014 — 0.77%) issued to deposit brokers in the form of large ($100,000 or more) certificates of deposit that are generally participated out by brokers in shares of less than $100,000.  As of December 31, 2015, unamortized broker placement fees amounted to $3.9 million (2014— $6.1 million), which are amortized over the contractual maturity of the brokered CDs under the interest method.

Brokered CDs mature as follows:

December 31,
2015
(In thousands)

One to ninety days	$298,557
Over ninety days to one year	992,761
One to three years	766,460
Three to five years	22,157
Over five years	17,548
Total	$2,097,483

As of December 31, 2015, deposit accounts issued to government agencies with a carrying value of $577.3 million (2014 — $400.7 million) were collateralized by securities and loans with an amortized cost of $678.8 million (2014 — $634.0 million) and an estimated market value of $600.6 million (2014 — $624.8 million). As of December 31, 2015, the Corporation had $390.4 million of government deposits in Puerto Rico (2014— $227.4 million) and $186.9 million in the Virgin Islands (2014— $173.3 million).

A table showing interest expense on deposits follows:
	Year Ended December 31,
	2015	2014	2013
(In thousands)
Interest-bearing checking accounts	$5,440	$6,446	$8,419
Savings	13,660	15,416	15,852
Certificates of deposit	25,246	26,371	29,264
Brokered certificates of deposit	24,904	29,894	38,252
Total	$69,250	$78,127	$91,787

The total interest expense on deposits includes the amortization of broker placement fees related to brokered CDs amounting to $4.6 million, $6.7 million, and $7.9 million for 2015, 2014, and 2013, respectively, and the $0.6 million accretion of premium related to time deposits assumed in the Doral Bank transaction in 2015.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

NOTE 17 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

   Securities sold under agreements to repurchase (repurchase agreements) consist of the following:

		December, 31
		2015	2014
	(Dollars in thousands)

	Repurchase agreements, interest ranging from 1.96% to 3.41%
	(December 31, 2014: 2.45% to 4.50%) (1)(2)	$700,000	$900,000

(1)	Reported net of securities purchased under agreements to repurchase (reverse repurchase agreements) by counterparty, when applicable, pursuant to ASC
	210-20-45-11.

(2)	As of December 31, 2015, includes $600 million with an average rate of 2.73%, and that lenders have the right to call before their contractual maturities
	at various dates beginning on January 11, 2016. Subsequent to December 31, 2015, no lender has exercised its call option on repurchase agreements.
	In addition, $500 million is tied to variable rates.

The weighted-average interest rates on repurchase agreements as of December 31, 2015 and 2014 were 2.73% and 3.24%, respectively. Accrued interest payable on repurchase agreements amounted to $4.0 million and $5.2 million as of December 31, 2015 and 2014, respectively.

In the first quarter of 2015, the Corporation restructured $400 million of its repurchase agreements, $200 million of which were restructured by extending the contractual maturity and changing from a fixed interest rate to a variable rate, and entered into $200 million of reverse repurchase agreements with the same counterparty under a master netting arrangement that provides for a right to setoff that meets the conditions of ASC 210-20-45-11. These repurchase agreements and reverse repurchase agreements are presented net on the consolidated statement of financial condition. In addition, in the first quarter of 2015, the Corporation restructured an additional $200 million of its repurchase agreements with a different counterparty by extending the contractual maturity and reducing the interest rate in these agreements.

Repurchase agreements mature as follows:

December 31, 2015
(In thousands)

Over six months to one year	$400,000
Over one year to three years	100,000
Over five years	200,000
Total	$700,000

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following securities were sold under agreements to repurchase:

	December 31, 2015
	Amortized		Approximate	Weighted
	Cost of		Fair Value	Average
	Underlying	Balance of	of Underlying	Interest Rate
Underlying Securities	Securities	Borrowing	Securities	of Security
(In thousands)

U.S. government-sponsored agencies	$233,175	$211,010	$230,603	1.47%
Mortgage-backed securities	564,595	488,990	562,959	2.18%

Total	$797,770	$700,000	$793,562

Accrued interest receivable	$2,145

	December 31, 2014
	Amortized		Approximate	Weighted
	Cost of		Fair Value	Average
	Underlying	Balance of	of Underlying	Interest Rate
Underlying Securities	Securities	Borrowing	Securities	of Security
(In thousands)

U.S. government-sponsored agencies	$170,495	$150,051	$166,320	1.27%
Mortgage-backed securities	852,132	749,949	859,646	2.53%

Total	$1,022,627	$900,000	$1,025,966

Accrued interest receivable	$2,846

The maximum aggregate balance outstanding at any month-end during 2015 was $900 million (2014 — $900 million). The average balance during 2015 was $769.0 million (2014 — $900 million). The weighted-average interest rate during 2015 and 2014 was 2.92% and 3.00%, respectively.

As of December 31, 2015 and 2014, the securities underlying such agreements were delivered to the dealers with which the repurchase agreements were transacted.

Repurchase agreements as of December 31, 2015, grouped by counterparty, were as follows:

(Dollars in thousands)		Weighted-Average
Counterparty	Amount	Maturity (In Months)

Credit Suisse First Boston	$100,000	7
Citigroup Global Markets	300,000	10
Dean Witter / Morgan Stanley	100,000	22
JP Morgan Chase	200,000	73
	$700,000

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

NOTE 18 – ADVANCES FROM THE FEDERAL HOME LOAN BANK (FHLB)

The following is a summary of the advances from the FHLB:

	December 31,	December 31,
	2015	2014

(In thousands)

Fixed-rate advances from FHLB, with a weighted-average
interest rate of 1.30% (December 31, 2014 - 1.17%)	$455,000	$325,000

Advances from FHLB mature as follows:

December 31,
2015
(In thousands)

Over six months to one year	$100,000
Over one to three years	225,000
Three to four years	130,000
Total	$455,000

Advances are received from the FHLB under an Advances, Collateral Pledge, and Security Agreement (the “Collateral Agreement”). Under the Collateral Agreement, the Corporation is required to maintain a minimum amount of qualifying mortgage collateral with a market value of generally 125% or higher than the outstanding advances. As of December 31, 2015, the estimated value of specific mortgage loans pledged as collateral amounted to $1.1 billion (2014 — $812.6 million), as computed by the FHLB for collateral purposes. The carrying value of such loans as of December 31, 2015 amounted to $1.4 billion (2014 — $1.1 billion). As of December 31, 2015, the Corporation had additional capacity of approximately $641.6 million on this credit facility based on collateral pledged at the FHLB, including a haircut reflecting the perceived risk associated with the collateral. Haircut refers to the percentage by which an asset’s market value is reduced for the purpose of collateral levels. Advances may be repaid prior to maturity, in whole or in part, at the option of the borrower upon payment of any applicable fee specified in the contract governing such advance. In calculating the fee, due consideration is given to (i) all relevant factors, including but not limited to, any and all applicable costs of repurchasing and/or prepaying any associated liabilities and/or hedges entered into with respect to the applicable advance; (ii) the financial characteristics, in their entirety, of the advance being prepaid; and (iii), in the case of adjustable-rate advances, the expected future earnings of the replacement borrowing as long as the replacement borrowing is at least equal to the original advance’s par amount and the replacement borrowing’s tenor is at least equal to the remaining maturity of the prepaid advance.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

NOTE 19 – OTHER BORROWINGS

 Other borrowings consist of:

	December 31,	December 31,
	2015	2014
(In thousands)
Junior subordinated debentures due in 2034,
interest-bearing at a floating rate of 2.75%
over 3-month LIBOR (3.28% as of December 31, 2015
and 2.99% as of December 31, 2014)	$97,626	$103,093

Junior subordinated debentures due in 2034,
interest-bearing at a floating rate of 2.50%
over 3-month LIBOR (3.07% as of December 31, 2015
and 2.75% as of December 31, 2014)	128,866	128,866
	$226,492	$231,959

NOTE 20 – EARNINGS PER COMMON SHARE

The calculation of earnings (losses) per common share for the years ended December 31, 2015, 2014, and 2013 are as follows:

	Year Ended December 31,

	2015	2014	2013
(In thousands, except per share information)
Net income (loss)	$21,297	$392,287	$(164,487)
Favorable impact from issuing common stock in exchange for
Series A through E preferred stock (1)	-	1,659	-
Net income (loss) attributable to common stockholders	21,297	393,946	(164,487)
Weighted-Average Shares:
Average common shares outstanding	211,457	208,752	205,542
Average potential dilutive common shares	1,514	1,788	-
Average common shares outstanding - assuming dilution	212,971	210,540	205,542

Earnings (loss) per common share:

Basic	$0.10	$1.89	$(0.80)

Diluted	$0.10	$1.87	$(0.80)

____________
(1)	Excess of carrying amount of the Series A through E preferred stock exchanged over the fair value of new common shares issued in 2014.

Earnings (loss) per common share is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of common shares issued and outstanding. Net income (loss) attributable to common stockholders represents net income (loss) adjusted for any preferred stock dividends, including any dividends declared, and any cumulative dividends related to the current dividend period that have not been declared as of the end of the period. For 2014, net income attributable to common stockholders also includes the one-time effect to retained earnings of the issuance of common stock in exchange for Series A through E preferred stock. These transactions are discussed in Note 22 – Stockholders’ Equity, to the consolidated financial statements. Basic weighted-average common shares outstanding exclude unvested shares of restricted stock.

Potential common shares consist of common stock issuable under the assumed exercise of stock options, unvested shares of restricted stock, and outstanding warrants using the treasury stock method. This method assumes that the potential common shares are issued and the proceeds from the exercise, in addition to the amount of compensation cost attributable to future services, are used to purchase common stock at the exercise date. The difference between the number of potential shares issued and the shares purchased are added as incremental shares to the actual number of shares outstanding to compute diluted earnings per share. Stock options, unvested shares of restricted stock, and outstanding warrants that result in lower potential shares issued than shares purchased under the treasury stock method are not included in the computation of dilutive earnings per share since their inclusion would have an antidilutive effect on earnings per share. Stock options not included in the computation of outstanding shares because they were antidilutive amounted to 69,848; 82,575, and 101,435 for the years ended December 31, 2015, 2014, and 2013, respectively. Warrants

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

outstanding to purchase 1,285,899 shares of common stock and 1,411,185 unvested shares of restricted stock were excluded from the computation of diluted earnings per share for the year 2013 because the Corporation reported a net loss attributable to common stockholders for the period and their inclusion would have an antidilutive effect.

NOTE 21 – STOCK-BASED COMPENSATION

As of January 21, 2007, the Corporation’s 1997 stock option plan expired and no additional awards could be granted under that plan. All outstanding awards granted under this plan continued in full force and effect since then, subject to their original terms.  No awards of shares could be granted under the 1997 stock option plan as of its expiration.

The activity of stock options granted under the 1997 stock option plan for the year ended December 31, 2015 is set forth below:

			Weighted-Average	Aggregate
			Remaining	Intrinsic
	Number of	Weighted-Average	Contractual Term	Value
	Options	Exercise Price	(Years)	(In thousands)

Beginning of year	82,575	$187.75
Options expired	(11,395)	358.80
Options cancelled	(1,332)	164.10
End of year outstanding and exercisable	69,848	$160.30	0.6	$-

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

       Under the Omnibus Plan, during 2015, the Corporation awarded (i) 219,531 shares of restricted stock to the Corporation’s independent directors subject to vesting periods that range from 1 to 5 years, and (ii) 793,964 shares of restricted stock to employees subject to vesting periods. For 40,000 of the 793,964 shares awarded to employees, the requisite service period was three months, which was satisfied in 2015. For the remaining 753,964 shares granted to employees, fifty percent (50%) of those shares vest in two years from the grant date and the remaining 50% vest in three years from the grant date. Included in those 753,964 shares of restricted stock are 615,464 shares granted to certain senior officers consistent with the requirements of the Troubled Asset Relief Program (“TARP”) Interim Final Rule, which permit TARP recipients to grant “long-term restricted stock” without violating the prohibition on paying or accruing a bonus payment provided that: (i) the value of the grant may not exceed one-third of the amount of the employee’s annual compensation, (ii) no portion of the grant may vest before two years after the grant date, and (iii) the grant must be subject to a further restriction on transfer or payment as described below. Specifically, the stock that has otherwise vested may not become transferable at any time earlier than as permitted under the schedule set forth by TARP, which is based on the repayment in 25% increments of the aggregate financial assistance received from the U.S. Treasury. Hence, notwithstanding the vesting period mentioned above, the senior officers covered by TARP are restricted from transferring the shares. The U.S. Treasury confirmed that, effective March 2014, it has recovered more than a 25% of its investment on First Bancorp. Therefore, the restriction on transfer relating to 25% of the shares granted under TARP requirements was released.

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

The following table summarizes the restricted stock activity in 2015 under the Omnibus Plan for executive officers covered by the TARP requirements, other employees and the independent directors:

	2015
	Number of	Weighted-
	shares of	Average
	restricted	Grant Date
	stock	Fair Value

Nonvested shares at beginning of year	2,327,156	$3.39
Granted	1,013,495	3.86
Forfeited	(23,000)	5.58
Vested	(349,190)	5.02
Nonvested shares at end of year	2,968,461	$3.34

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

     For the years ended December 31, 2015, 2014 and 2013, the Corporation recognized $3.8 million, $2.6 million and $1.6 million, respectively, of stock-based compensation expense related to restricted stock awards. As of December 31, 2015, there was $4.0 million of total unrecognized compensation cost related to nonvested shares of restricted stock. The weighted average period over which the Corporation expects to recognize such cost is 1.8 years.

     In 2014, the Corporation awarded to its independent directors 379,573 shares of restricted stock subject to vesting periods that ranged from 1 to 5 years. In addition, during 2014, the Corporation granted 840,138 shares of restricted stock that vest based on the employees’ continued service with the Corporation. 50% of those shares vest in two years from the grant date and the remaining 50% vest in three years from the grant date. Included in those 840,138 shares of restricted stock are 653,138 shares granted to certain senior officers consistent with the requirements of TARP. The senior officers covered by TARP are restricted from transferring the shares, subject to certain conditions as explained above.

    The fair value of the shares of restricted stock granted in 2014 was based on the market price of the Corporation’s outstanding common stock on the date of the grant. For the 653,138 shares of restricted stock granted under the TARP requirements, the market price was discounted due to the post-vesting restrictions. For purposes of computing the discount, the Corporation estimated an appreciation of 16% in the value of the common stock using the Capital Asset Pricing Model as a basis of what would be a market participant’s expected return on the Corporation’s stock and assumed that the U.S. Treasury would hold the common stock of the Corporation that it owned as of the date of the grants for an additional two years, resulting in a fair value of $2.63 for restricted shares granted under the TARP requirements.

     Stock-based compensation accounting guidance requires the Corporation to reverse compensation expense for any awards that are forfeited due to employee or director turnover. Approximately, $0.1million of compensation expense was reversed in each of years 2015, 2014 and 2013 related to forfeited awards.

   Also, under the Omnibus Plan, effective April 1, 2013, the Corporation’s Board of Directors determined to increase the salary amounts paid to certain executive officers primarily by paying the increased salary amounts in the form of shares of the Corporation’s common stock, instead of cash. During 2015, the Corporation issued 483,053 shares of common stock (2014 – 312,850 shares) with a weighted-average market value of $4.67 (2014 - $5.20 market value) as salary stock compensation. This resulted in a compensation expense of $2.3 million recorded in 2015 (2014 – $1.7 million).

   During 2015, the Corporation withheld 149,463 shares (2014 – 105,000 shares) from the common stock paid to certain senior officers as additional salary compensation and 72,918 shares (2014- 68,870 shares) of restricted stock that vested during 2015 and 2014 to cover employees’ payroll and income tax withholding liabilities; these shares are held as treasury shares. The Corporation paid any fractional share of salary stock that the officer was entitled to in cash. In the consolidated financial statements, the Corporation treats shares withheld for tax purposes as common stock repurchases.

NOTE 22 – STOCKHOLDERS’ EQUITY

Common Stock

As of December 31, 2015 and 2014, the Corporation had 2,000,000,000 authorized shares of common stock with a par value of $0.10 per share. As of December 31, 2015 and 2014, there were 216,051,128 and 213,724,749 shares issued, respectively, and 215,088,698 and 212,984,700, shares outstanding, respectively. On July 30, 2009, the Corporation announced the suspension of common and preferred stock dividends effective with the preferred dividend for the month of August 2009. Refer to Note 21 for information about transactions related to common stock under the Omnibus Plan.

During the second quarter of 2015, the Corporation issued 852,831 shares of its common stock in exchange for trust preferred securities with a liquidation value of $5.3 million. As a result of these transactions, common stock increased by $85 thousand, which represents the par value of the shares issued. Also, additional paid-in capital increased by the excess of the common stock fair value over the par value, or $5.5 million. With these exchanges, the other borrowings balance decreased by $5.5 million.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Preferred Stock

The Corporation has 50,000,000 authorized shares of preferred stock with a par value of $1.00, redeemable at the Corporation’s option subject to certain terms. This stock may be issued in series and the shares of each series will have such rights and preferences as are fixed by the Board of Directors when authorizing the issuance of that particular series. As of December 31, 2015, the Corporation has five outstanding series of non-convertible, non-cumulative preferred stock: 7.125% non-cumulative perpetual monthly income preferred stock, Series A; 8.35% non-cumulative perpetual monthly income preferred stock, Series B; 7.40% non-cumulative perpetual monthly income preferred stock, Series C; 7.25% non-cumulative perpetual monthly income preferred stock, Series D; and 7.00% non-cumulative perpetual monthly income preferred stock, Series E. The liquidation value per share is $25.

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

 Treasury stock

During 2015 and 2014, the Corporation withheld an aggregate of 222,381 shares and 173,870 shares, respectively, of the common stock paid to certain senior officers as additional compensation and restricted stock that vested during 2015 and 2014 to cover employees’ payroll and income tax withholding liabilities; these shares are also held as treasury shares. As of December 31, 2015 and 2014, the Corporation had 962,430 and 740,049 shares held as treasury stock, respectively.

FirstBank Statutory Reserve (Legal Surplus)

The Banking Law of the Commonwealth of Puerto Rico requires that a minimum of 10% of FirstBank’s net income for the year be transferred to legal surplus until such surplus equals the total of paid-in capital on common and preferred stock. Amounts transferred to the legal surplus account from the retained earnings account are not available for distribution to the stockholders without the prior consent of the Puerto Rico Commissioner of Financial Institutions. The Puerto Rico Banking Law provides that, when the expenditures of a Puerto Rico commercial bank are greater than receipts, the excess of the expenditures over receipts shall be charged against the undistributed profits of the bank, and the balance, if any, shall be charged against the reserve fund, as a reduction thereof. If there is no reserve fund sufficient to cover such balance in whole or in part, the outstanding amount shall be charged against the capital account and the Bank cannot pay dividends until it can replenish the reserve fund to an amount of at least 20% of the original capital contributed. During 2015, $2.8 million was transferred to the legal surplus reserve. FirstBank’s legal surplus reserve, included as part of retained earnings in the Corporation’s statement of financial condition, amounted $42.8 million as of December 31, 2015 (2014 - $40.0 million).

NOTE 23 – EMPLOYEES’ BENEFIT PLAN

FirstBank provides contributory retirement plans pursuant to Section 1081.01 of the Puerto Rico Internal Revenue Code of 2011 for Puerto Rico employees and Section 401(k) of the U.S. Internal Revenue Code for USVI and U.S. employees (the “Plans”).  All employees are eligible to participate in the Plans after three months of service for purposes of making elective deferral contributions and one year of service for purposes of sharing in the Bank’s matching, qualified matching, and qualified nonelective contributions. Under the provisions of the Plans, the Bank contributes 25% of the first 4% of the participant’s compensation contributed to the Plans on a pretax basis.  Participants were permitted to contribute up to $15,000 for each 2013, 2014 and 2015 ($17,500 for each of 2013 and 2014, and $18,000 for 2015 for USVI and U.S. employees). Additional contributions to the Plans are voluntarily made by the Bank as determined by its Board of Directors. No additional discretionary contributions were made for the years ended December 31, 2015, 2014 and 2013. The Bank had a total plan expense of $1.4 million for the year ended December 31, 2015, $2.2 million for 2014, and $0.8 million for 2013.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

NOTE 24 –OTHER NON-INTEREST INCOME

A detail of other non-interest income is as follows:

	Year Ended December 31,
	2015	2014	2013
(In thousands)

Non-deferrable loan fees	$2,687	$2,414	$2,384
Commissions and fees-broker-dealer-related	-	459	97
Lower of cost or market adjustment-commercial and construction
loans held for sale	191	-	(1,503)
Loss on sale of commercial loans held for sale	(553)	-	-
Gain on exchange of trust preferred securities for common stock	267	-	-
Merchant-related income	9,510	8,181	7,340
ATM and POS fees	7,213	6,627	6,545
Credit card loans interchange and other fees	6,220	6,047	6,479
Other	7,259	6,763	6,834
Total	$32,794	$30,491	$28,176

NOTE 25 –OTHER NON-INTEREST EXPENSE

A detail of non-interest expenses is as follows:

	Year Ended December 31,
	2015	2014	2013
(In thousands)
Supplies and printing	$3,101	$2,140	$3,014
Provision (release) for off-balance sheet exposures	261	(653)	(443)
Contingency for attorney's fees-Lehman	-	-	2,500
Amortization of intangible assets	5,143	4,943	6,078
Data processing fees	961	1,619	1,601
Write-down and losses on sale of non-real estate
repossessed properties	755	737	263
Other	12,008	10,253	15,632

Total	$22,229	$19,039	$28,645

NOTE 26 – INCOME TAXES

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

The Corporation has maintained an effective tax rate lower than the maximum statutory rate in Puerto Rico mainly by investing in government obligations and mortgage-backed securities exempt from U.S. and Puerto Rico income taxes and by doing business through an International Banking Entity (“IBE”) unit of the Bank, and through the Bank’s subsidiary, FirstBank Overseas Corporation, whose interest income and gain on sales is exempt from Puerto Rico income taxation. The IBE unit and FirstBank Overseas Corporation were created under the International Banking Entity Act of Puerto Rico, which provides for total Puerto Rico

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

tax exemption on net income derived by IBEs operating in Puerto Rico on the specific activities identified in the IBE Act. An IBE that operates as a unit of a bank pays income taxes at the corporate standard rates to the extent that the IBE’s net income exceeds 20% of the bank’s total net taxable income.

The components of income tax expense are summarized below:

	Year Ended December 31,
	2015	2014	2013
(In thousands)
Current income tax expense	$(6,339)	$(5,361)	$(7,947)
Deferred income tax (expense) benefit	(80)	306,010	2,783
Total income tax (expense) benefit	$(6,419)	$300,649	$(5,164)

The differences between the income tax expense applicable to income before the provision for income taxes and the amount computed by applying the statutory tax rate in Puerto Rico were as follows:
	Year Ended December 31,
	2015		2014		2013
	Amount	% of Pretax Income	Amount	% of Pretax Income	Amount	% of Pretax Income
(Dollars in thousands)

Computed income tax at
statutory rate	$(10,810)	(39.0)%	$(35,738)	(39.0)%	$62,136	39.0%
Federal and state taxes	(190)	(0.7)%	(117)	(0.1)%	(136)	(0.0)%
Adjustment in deferred tax due
to change in tax rate	-	(0.0)%	(346)	(0.4)%	106,717	67.0%
Benefit of net exempt income	9,780	35.3%	15,202	17.0%	(13,320)	(8.4)%
National receipts tax, net	-	(0.0)%	628	0.7%	552	0.3%
Effect of capital losses subject to preferential rates	(3,019)	(10.9)%	-	(0.0)%	-	(0.0)%
Disallowed NOL carryforward resulting from
net exempt income	(7,717)	(27.8)%	-	(0.0)%	-	(0.0)%
Nontax deductible expenses	365	1.3%	(193)	(0.2)%	(146)	(0.1)%
(Decrease) increase in
unrecognized tax benefits,
including interest	-	(0.0)%	1,763	2.0%	(3,218)	(2.0)%
Return to provision adjustments	1,174	4.2%	-	(0.0)%	-	(0.0)%
Deferred tax valuation allowance	2,881	10.4%	318,380	347.0%	(157,449)	(98.8)%
Other-net	1,117	4.0%	1,070	1.2%	(300)	(0.2)%
Total income tax
(expense) benefit	$(6,419)	(23.2)%	$300,649	328.2%	$(5,164)	(3.2)%

   For 2015, the Corporation recorded an income tax expense of $6.4 million compared to an income tax benefit of $300.6 million for 2014. The income tax benefit for the year 2014 primarily reflects a $302.9 million partial reversal of the valuation allowance of the Bank’s deferred tax assets. Other variances are primarily related to a higher taxable income in 2015 and the reduction of $7.7 million of NOL carryforwards due to exempt income, and changes in valuation allowance. The effective tax rate for year ended December 31, 2015 is 23%.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

   Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their tax bases. Significant components of the Corporation's deferred tax assets and liabilities as of December 31, 2015 and 2014 were as follows:

	December 31,
	2015	2014
(In thousands)
Deferred tax asset:
Net operating loss carryforward	$378,160	$385,955
Allowance for loan and lease losses	87,769	85,048
Tax credits available for carryforward	10,714	11,659
Unrealized loss on OREO valuation	11,633	11,517
Unrealized net loss on equity investment	6,236	7,752
Settlement payment-closing agreement	7,313	7,313
Legal reserve	2,953	3,239
Impairment on investment	3,178	3,212
Unrealized loss on available-for-sale securities, net	739	-
Reserve for insurance premium cancellations	631	560
Unrealized losses on derivatives activities	48	58
Other	17,993	11,281
Gross deferred tax assets	527,367	527,594
Less: Valuation allowance	(201,706)	(204,587)
Total deferred tax assets, net of valuation allowance	325,661	323,007

Deferred tax liabilities:
Differences between the assigned values and tax bases of asset
and liabilities recognized in purchase business combinations	5,712	811
Unrealized gain on available-for-sale securities, net	-	1,091
Unrealized gain on other investments	468	468
Servicing assets	8,218	7,593
Gross deferred tax liabilities	14,398	9,963
Net deferred tax assets	$311,263	$313,044

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

   In 2010, the Corporation established a valuation allowance for substantially all of the deferred tax assets of its banking subsidiary, FirstBank, primarily due to significant operational losses driven by charges to the provision for loan losses, a three-year cumulative loss position as of the end of the year 2010, and uncertainty regarding the amount of future taxable income that the Bank could forecast. As of December 31, 2014, based upon the assessment of all positive and negative evidence, management concluded that it was more likely than not that FirstBank will generate sufficient taxable income within the applicable NOL carry-forward periods to realize $308.2 million of its deferred tax assets and, therefore reversed $302.9 million of the valuation allowance.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

   The Corporation’s net deferred tax assets amounted to $311.3 million as of December 31, 2015, net of a valuation allowance of $201.7 million. The net deferred tax assets of the Corporation’s banking subsidiary, FirstBank, amounted to $306.4 million as of December 31, 2015, net of a valuation allowance of $174.7 million. During 2015, management reassessed the need for a valuation allowance and concluded, based upon the assessment of all positive and negative evidence, that it is more likely than not that FirstBank will generate sufficient taxable income within the applicable NOL carry-forward periods to realize $306.4 million of its deferred tax asset. The positive evidence considered by management to conclude on the adequacy of the valuation allowance as of December 31, 2015 includes factors such as: FirstBank’s return to profitability, forecasts of future profitability under several potential scenarios that support the partial utilization of NOLs prior to their expiration between 2021 through 2024, the taxable year 2015 being the first year with taxable income since 2008, sustained pre-tax pre-provision for loan losses income which demonstrates demand for FirstBank’s products and services, the Doral Bank transaction which resulted in market share expansion, and improvements in credit quality measures that have resulted in reduced credit exposures and have improved both sustainability of profitability and management’s ability to forecast future losses, which in turn led to actions such as the lifting of the FDIC Consent Order during 2015. The negative evidence considered by management includes that the Bank remains in a three-year cumulative loss position of $69.9 million due to significant charges to the provision for loan losses as a result of bulk sales of adversely classified and non-performing loans in 2013 and 2015. However, this loss position is significantly lower than the three-year cumulative pre-tax loss position of $860.3 million as of December 31, 2010, the year when a full valuation allowance was established. Other negative factors include Puerto Rico’s current economic conditions and the still elevated levels of non-performing assets.

   In determining whether management’s projections of future taxable income used to determine the valuation allowance reversal are reliable, management considered objective evidence supporting the forecast’s assumptions as well as recent experience to conclude as to the Bank’s ability to reasonably project future results of operations. The analysis included the evaluation of multiple financial scenarios, including scenarios where credit losses remain elevated. Further, while Puerto Rico’s economy is expected to remain challenging due to inherent uncertainties, the Corporation believes that it can reasonably forecast future taxable income at sufficient levels over the future period of time that FirstBank has available to realize part of the December 31, 2015 net deferred tax asset as further described below.

   The Corporation expects to realize approximately $182.1 million of deferred tax assets associated with FirstBank’s NOLs prior to their expiration periods, compared to $188.4 million expected to be realized as of December 31, 2014. In addition, as of December 31, 2015, approximately $127.8 million of the deferred tax assets of the Corporation are attributable to temporary differences or tax credit carry-forwards that have no expiration date, compared to $123.1 million in 2014. Approximately $19.4 million of other non-NOL related deferred tax assets of the Corporation are fully reserved with a valuation allowance, compared to $16.7 million as of December 31, 2014, given limitations and uncertainties as to their future utilization. The increase in fully reserved deferred tax assets is related to the increase in other than temporary impairments on investment securities. The ability to recognize the remaining deferred tax assets that continue to be subject to a valuation allowance will be evaluated on a quarterly basis to determine if there are any significant events that would affect the ability to utilize these deferred tax assets.

   Management’s estimate of future taxable income is based on internal projections that consider historical performance, multiple internal scenarios and assumptions, as well as external data that management believes is reasonable. If events are identified that affect the Corporation’s ability to utilize its deferred tax assets, the analysis will be updated to determine if any adjustments to the valuation allowance are required. If actual results differ significantly from the current estimates of future taxable income, even if caused by adverse macro-economic conditions, the remaining valuation allowance may need to be increased. Such an increase could have a material adverse effect on the Corporation’s financial condition and results of operations. Conversely, better than expected results and continued positive results and trends could result in further releases to the deferred tax valuation allowance, any such decreases could have a material positive effect on the Corporation’s financial condition and results of operations.

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

   As of December 31, 2015, the Corporation did not have UTBs recorded on its books. During 2014, the Corporation reached a final settlement with the IRS in connection with the 2007-2009 examination periods. As a result, during 2014, the Corporation released a portion of its reserve for uncertain tax positions, resulting in a tax benefit of $1.8 million, and paid $2.5 million to settle the tax liability resulting from the audit.

The following table reconciles the balance of UTBs:
	2015	2014	2013
(In thousands)
Balance at January 1,	$-	$4,310	$2,374
(Decrease) increase related to positions taken during
prior years	-	(1,763)	1,936
Decrease related to settlement with taxing authorities	-	(2,547)	-
Balance at December 31,	$-	$-	$4,310

     During the second quarter of 2015, the Corporation settled the previously accrued interest of $1.3 million related to the aforementioned IRS examination. The Corporation classifies all interest and penalties, if any, related to tax uncertainties as income tax expense. Audit periods remain open for review until the statute of limitations has passed. The statute of limitations under the 2011 PR code is 4 years; the statute of limitations for each of Virgin Islands and U.S. income tax purposes is each three years after a tax return is due or filed, whichever is later. The completion of an audit by the taxing authorities or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Corporation’s liability for income taxes. Any such adjustment could be material to the results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. For Virgin Islands and U.S. income tax purposes, all tax years subsequent to 2011 remain open to examination. The 2012 U.S. federal tax return is currently under examination by the IRS. For Puerto Rico tax purposes, all tax years subsequent to 2011 remain open to examination.

   During 2013, the Puerto Rico Government approved Act No. 40, which imposed a national gross receipts tax.  The national gross receipts tax for financial institutions was computed on the basis of 1% of gross income net of allowable exclusions. Subject to certain limitations, a financial institution was able to claim a credit of 0.5% of its gross income against its regular income tax or the alternative minimum tax. However, on December 22, 2014, the Governor of Puerto Rico signed Act No. 238, which amended the 2011 PR Code. Act No. 238 clarified that the national gross receipts tax was not applicable to taxable years starting after December 31, 2014. Accordingly, the Corporation did not record a national gross receipts tax expense for 2015. During the year 2014, a $5.7 million gross receipts tax expense was included as part of “Taxes, other than income taxes” in the consolidated statement of income and a $2.9 million benefit related to this credit was recorded as a reduction to the provision for income taxes.

   On May 28 and September 30, 2015, the Puerto Rico legislature approved Act 72-2015 and Act 159-2015, respectively, which enacted amendments to the 2011 PR Code. The amendments related to the income tax provision include changes to the alternative minimum tax computation, and changes to the use limitation on NOLs and capital losses for 2015 and future taxable years. The change in the tax law affected the Corporation’s income tax computation by limiting the NOL deduction to 80% of taxable income, compared to a 90% limitation in prior years.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

NOTE 27 – LEASE COMMITMENTS

As of December 31, 2015, certain premises are leased with terms expiring through the year 2036. The Corporation has the option to renew or extend certain leases beyond the original term. Some of these leases require the payment of insurance, increases in property taxes, and other incidental costs. As of December 31, 2015, the obligation under various leases is as follows:

Amount
(In thousands)
2016	$10,175
2017	9,320
2018	8,767
2019	7,903
2020	5,777
2021 and later years	46,166
Total	$88,108

Rental expense for offices and premises included in occupancy and equipment expense was $10.9 million in 2015 (2014 - $10.6 million; 2013- $10.2 million).

NOTE 28 – FAIR VALUE

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

Level 3                Valuations of Level 3 assets and liabilities are based on unobservable inputs that are supported by little or no market activity and are significant to the fair value of the assets or liabilities.  Level 3 assets and liabilities include financial instruments whose value is determined using pricing models for which the determination of fair value requires significant management judgments estimation.

For 2015, there were no transfers into or out of Level 1, Level 2, or Level 3 measurement classification of the fair value hierarchy.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Financial Instruments Recorded at Fair Value on a Recurring Basis

Investment securities available for sale

The fair value of investment securities was the market value based on quoted market prices (as is the case with equity securities,  U.S. Treasury notes, and non-callable U.S. Agency debt securities), when available (Level 1), or market prices for identical or comparable assets (as is the case with MBS and callable U.S. agency debt) that are based on observable market parameters, including benchmark yields, reported trades, quotes from brokers or dealers, issuer spreads, bids, offers and reference data including market research operations (Level 2). Observable prices in the market already consider the risk of nonperformance. During 2015, the Corporation recorded OTTI charges of $15.9 million on certain Puerto Rico Government debt securities, specifically bonds of GDB and the Puerto Rico Public Buildings Authority. The credit impairment loss was based on the probability of default and loss severity in the event of default in consideration of the latest information available about the Puerto Rico Government’s financial condition. Refer to Note 5- Investments Securities, for significant assumptions used to determine the credit impairment portion, including default rates and recovery rates, which are unobservable inputs. If listed prices or quotes are not available, fair value is based upon models that use unobservable inputs due to the limited market activity of the instrument, as is the case with certain private label mortgage-backed securities held by the Corporation (Level 3).

Private label MBS are collateralized by fixed-rate mortgages on single-family residential properties in the United States; the interest rate on the securities is variable, tied to 3-month LIBOR and limited to the weighted-average coupon of the underlying collateral. The market valuation represents the estimated net cash flows over the projected life of the pool of underlying assets applying a discount rate that reflects market observed floating spreads over LIBOR, with a widening spread based on a nonrated security. The market valuation is derived from a model that utilizes relevant assumptions such as the prepayment rate, default rate, and loss severity on a loan level basis. The Corporation modeled the cash flow from the fixed-rate mortgage collateral using a static cash flow analysis according to collateral attributes of the underlying mortgage pool (i.e., loan term, current balance, note rate, rate adjustment type, rate adjustment frequency, rate caps, and others) in combination with prepayment forecasts obtained from a commercially available prepayment model (“ADCO”). The variable cash flow of the security is modeled using the 3-month LIBOR forward curve. Loss assumptions were driven by the combination of default and loss severity estimates, taking into account loan credit characteristics (loan-to-value, state, origination date, property type, occupancy, loan purpose, documentation type, debt-to-income ratio, and other) to provide an estimate of default and loss severity.

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

Although most of the derivative instruments are fully collateralized, a credit spread is considered for those that are not secured in full. The cumulative mark-to-market effect of credit risk in the valuation of derivative instruments in 2015, 2014 and 2013 was immaterial.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Assets and liabilities measures at fair value on a recurring basis as of the indicated dates are summarized below:

	As of December 31, 2015				As of December 31, 2014
	Fair Value Measurements Using				Fair Value Measurements Using
(In thousands)	Level 1	Level 2	Level 3	Assets/Liabilities at Fair Value	Level 1	Level 2	Level 3	Assets/Liabilities at Fair Value

Assets:
Securities available for sale :
U.S. Treasury Securities	$7,497	$-	$-	$7,497	$7,499	$-	$-	$7,499
Noncallable U.S. agency debt	-	315,467	-	315,467	-	228,157	-	228,157
Callable U.S. agency debt and MBS	-	1,509,807	-	1,509,807	-	1,653,140	-	1,653,140
Puerto Rico government obligations	-	26,327	1,890	28,217	-	40,658	2,564	43,222
Private label MBS	-	-	25,307	25,307	-	-	33,648	33,648
Other investments	-	-	100	100	-	-	-	-
Derivatives, included in assets:
Interest rate swap agreements	-	-	-	-	-	33	-	33
Purchased interest rate cap agreements	-	806	-	806	-	6	-	6
Liabilities:
Derivatives, included in liabilities:
Interest rate swap agreements	-	-	-	-	-	33	-	33
Written interest rate cap agreement	-	798	-	798	-	6	-	6
Forward contracts	-	123	-	123	-	148	-	148

   The table below presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2015, 2014, and 2013:

		2015	2014	2013
	Level 3 Instruments Only (In thousands)	Securities Available for Sale (1)	Securities Available for Sale (1)	Securities Available for Sale (1)
	Beginning balance	$36,212	$43,292	$54,617
	Total gain (losses) (realized/unrealized):
	Included in earnings	(628)	(388)	(117)
	Included in other comprehensive income	1,623	2,404	2,795
	Purchases	100	5,123	-
	Sales	-	(4,855)	-
	Principal repayments and amortization	(10,010)	(9,364)	(14,003)
	Ending balance	$27,297	$36,212	$43,292

	___________________
(1)	Amounts mostly related to private label mortgage-backed securities.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The table below presents qualitative information for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of December 31, 2015:

	December 31, 2015
(In thousands)	Fair Value	Valuation Technique	Unobservable Input	Range

Investment securities available for sale:

Private label MBS	$25,214	Discounted cash flows	Discount rate	14.5%

			Prepayment rate	15.92% -100.0% (Weighted Average 28.0%)
			Projected Cumulative Loss Rate	0.18% - 80.0% (Weighted Average 7.0%)

Puerto Rico Government Obligations	1,890	Discounted cash flows	Prepayment rate	3.00%

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

     The table below summarizes changes in unrealized gains and losses recorded in earnings for the years ended December 31, 2015, 2014, and 2013 for Level 3 assets and liabilities that are still held at the end of each year:

	Changes in Unrealized Losses (Year Ended December 31, 2015)	Changes in Unrealized Losses (Year Ended December 31, 2014)	Changes in Unrealized Losses (Year Ended December 31, 2013)
Level 3 Instruments Only	Securities Available for Sale	Securities Available for Sale	Securities Available for Sale
(In thousands)
Changes in unrealized losses relating to assets
still held at reporting date:
Net impairment losses on available-for-sale investment
securities (credit component)	$(628)	$(388)	$(117)

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Additionally, fair value is used on a nonrecurring basis to evaluate certain assets in accordance with GAAP. Adjustments to fair value usually result from the application of lower-of-cost or market accounting (e.g., loans held for sale carried at the lower-of-cost or fair value and repossessed assets) or write-downs of individual assets (e.g., goodwill, loans).

	As of December 31, 2015, impairment or valuation adjustments were recorded for assets recognized at fair value on a non-recurring basis as shown in the following table:

		Carrying value as of December 31, 2015			(Losses) Gain recorded for the Year Ended December 31, 2015
		Level 1	Level 2	Level 3
	(In thousands)

	Loans receivable (1)	$-	$-	$303,095	$(27,245)
	OREO (2)	-	-	146,801	(10,494)
	Mortgage servicing rights (3)	-	-	24,282	(228)
	Loans Held for Sale (4)	-	-	8,135	338

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
	9.07%, Discount rate 10.65%.
(4)	The value of these loans was derived from external appraisals, adjusted for specific characteristics of the loans.

	As of December 31, 2014, impairment or valuation adjustments were recorded for assets recognized at fair value on a nonrecurring basis as shown in the following table:

		Carrying value as of December 31, 2014			(Losses) recorded for the Year Ended December 31, 2014
		Level 1	Level 2	Level 3
	(In thousands)

	Loans receivable (1)	$-	$-	$446,816	$(43,318)
	OREO (2)	-	-	124,003	(9,656)
	Mortgage servicing rights (3)	-	-	22,838	(228)
	Loans Held For Sale (4)	-	-	54,641	-

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

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	As of December 31, 2013, impairment or valuation adjustments were recorded for assets recognized at fair value on a nonrecurring basis as shown in the following table:

		Carrying value as of December 31, 2013			(Losses) Gain recorded for the Year Ended December 31, 2013
		Level 1	Level 2	Level 3
	(In thousands)

	Loans receivable (1)	$-	$-	$465,191	$(13,928)
	OREO (2)	-	-	160,193	(25,698)
	Mortgage servicing rights (3)	-	-	21,897	460
	Loans Held For Sale (4)	-	-	54,801	(338)

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
(3)	Fair value adjustments to the mortgage servicing rights were mainly due to assumptions associated with mortgage prepayments
	rates. The Corporation carries its mortgage servicing rights at the lower of cost or market, measured at fair value on a non-recurring
	basis. Assumptions for the value of mortgage servicing rights include: Prepayment rate 8.90%, Discount rate 10.60%.
(4)	The value of these loans was derived from external appraisals, adjusted for specific characteristics of the loans.

Qualitative information regarding the fair value measurements for Level 3 financial instruments are as follows:

December 31, 2015
	Method	Inputs
Loans	Income, Market, Comparable Sales, Discounted Cash Flows	External appraised values; probability weighting of broker price opinions; management assumptions regarding market trends or other relevant factors
OREO	Income, Market, Comparable Sales, Discounted Cash Flows	External appraised values; probability weighting of broker price opinions; management assumptions regarding market trends or other relevant factors
Mortgage servicing rights	Discounted Cash Flows	Weighted-average prepayment rate of 9.07%; weighted average discount rate of 10.65%

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

Loans receivable, including loans held for sale

     The fair value of loans held for investment and of mortgage loans held for sale was estimated using discounted cash flow analyses, based on interest rates currently being offered for loans with similar terms and credit quality and with adjustments that the Corporation’s management believes a market participant would consider in determining fair value. Loans were classified by type, such as commercial, residential mortgage, and automobile. These asset categories were further segmented into fixed-and adjustable-rate categories. Valuations are carried out based on categories and not on a loan-by-loan basis.  The fair values of performing fixed-rate and adjustable-rate loans were calculated by discounting expected cash flows through the estimated maturity date. This fair value is not currently an indication of an exit price as that type of assumption could result in a different fair value estimate. The fair value of credit card loans was estimated using a discounted cash flow method and excludes any value related to a customer account relationship. Other loans with no stated maturity, like credit lines, were valued at book value. Prepayment assumptions were considered for non-residential loans. For residential mortgage loans, prepayment estimates were based on a prepayment model that combined both historical calibration and current market prepayment expectations.  Discount rates were based on the U.S. Treasury and LIBOR/Swap Yield Curves at the date of the analysis, and included appropriate adjustments for expected credit losses and liquidity. For impaired collateral dependent loans, the impairment was primarily measured based on the fair value of the collateral, which is derived from appraisals that take into consideration prices in observable transactions involving similar assets in similar locations. The market valuation of the loans acquired from Doral Bank in the first quarter of 2015 was derived from a model of forecasted cash flows that uses market-driven assumptions such as prepayment rate, default rate, and loss severity on a loan level basis. The forecasted cash flows are then discounted by yields observed in sales of similar portfolios in Puerto Rico and the continental U.S.

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

The fair value of brokered CDs, which are included within deposits, is determined using discounted cash flow analyses over the full term of CDs. The fair value of the CDs is computed using the outstanding principal amount. The discount rates used were based on brokered CD market rates as of the end of the year.  The fair value does not incorporate the risk of nonperformance, since interests in brokered CDs are generally sold by brokers in amounts of less than $250,000 and, therefore, insured by the FDIC.

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

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

The following table presents the estimated fair value and carrying value of financial instruments as of December 31, 2015 and 2014:

	Total Carrying Amount in Statement of Financial Condition December 31, 2015	Fair Value Estimate December 31, 2015	Level 1	Level 2	Level 3

(In thousands)

Assets:
Cash and due from banks and money
market investments	$752,458	$752,458	$752,458	$-	$-
Investment securities available
for sale	1,886,395	1,886,395	7,497	1,851,601	27,297
Other equity securities	32,169	32,169	-	32,169	-
Loans held for sale	35,869	36,844	-	28,709	8,135
Loans, held for investment	9,273,865
Less: allowance for loan and lease losses	(240,710)
Loans held for investment, net of
allowance	$9,033,155	8,899,696	-	-	8,899,696
Derivatives, included in assets	806	806	-	806	-

Liabilities:
Deposits	9,338,124	9,334,073	-	9,334,073	-
Securities sold under agreements to
repurchase	700,000	752,048	-	752,048	-
Advances from FHLB	455,000	453,182	-	453,182	-
Other borrowings	226,492	142,846	-	-	142,846
Derivatives, included in liabilities	921	921	-	921	-

	Total Carrying Amount in Statement of Financial Condition December 31, 2014	Fair Value Estimate December 31, 2014	Level 1	Level 2	Level 3

(In thousands)

Assets:
Cash and due from banks and money
market investments	$796,108	$796,108	$796,108	$-	$-
Investment securities available
for sale	1,965,666	1,965,666	7,499	1,921,955	36,212
Other equity securities	25,752	25,752	-	25,752	-
Loans held for sale	76,956	77,888	-	23,247	54,641
Loans held for investment	9,262,436
Less: allowance for loan and lease
losses	(222,395)
Loans held for investment, net of
allowance	$9,040,041	8,844,659	-	-	8,844,659
Derivatives, included in assets	39	39	-	39	-

Liabilities:
Deposits	9,483,945	9,486,325	-	9,486,325	-
Securities sold under agreements to
repurchase	900,000	958,715	-	958,715	-
Advances from FHLB	325,000	324,376	-	324,376	-
Other borrowings	231,959	162,344	-	-	162,344
Derivatives, included in liabilities	187	187	-	187	-

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

NOTE 29 – SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information is as follows:

	Year Ended December 31,
	2015	2014	2013
(In thousands)

Cash paid for:
Interest on borrowings	$93,053	$102,402	$119,312
Income tax	4,494	7,751	4,447
Non-cash investing and financing activities:
Additions to other real estate owned	76,725	48,601	104,144
Additions to auto and other repossessed assets	75,279	92,266	69,069
Capitalization of servicing assets	4,919	4,321	7,649
Loan securitizations	285,995	198,712	355,506
Loans held for investment transferred to held for sale	-	-	181,620
Loans held for sale transferred to loans held for investment	40,086	-	-
Property plant and equipment transferred to other assets	-	-	2,225
Preferred stock exchanged for new common stock issued:
Preferred stock exchanged (Series A through E)	-	26,022	-
New common stock issued	-	24,363	-
Trust preferred securities exchanged for new common stock issued:
Trust preferred securities exchanged	5,303	-	-
New common stock issued	5,628	-	-
Fair value of assets acquired (liabilities assumed) in the Doral Bank transaction:
Loans	311,410	-	-
Premises and equipment, net	5,450	-	-
Core deposit intangible	5,820	-	-
Deposits	(523,517)	-	-

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

NOTE 30 – REGULATORY MATTERS, COMMITMENTS, AND CONTINGENCIES

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

FirstBank was notified by the FDIC that the Consent Order under which the Bank had been operating since June 2, 2010 was terminated effective April 29, 2015.  Although the Consent Order has been terminated, First BanCorp. is still subject to the Written Agreement that the Corporation entered into with the New York FED on June 3, 2010.

The Written Agreement provides, among other things, that the holding company must serve as a source of strength to FirstBank, and that, except with the consent generally of the New York FED and Federal Reserve Board, (1) the holding company may not pay dividends to stockholders or receive dividends from FirstBank, (2) the holding company and its nonbank subsidiaries may not make payments on trust-preferred securities or subordinated debt, and (3) the holding company cannot incur, increase, or guarantee debt or repurchase any capital securities. The Written Agreement also required that the holding company submit a capital plan that reflected sufficient capital at First BanCorp. on a consolidated basis, which was required to be acceptable to the New York FED, and follow certain guidelines with respect to the appointment or change in responsibilities of senior officers. The foregoing summary is not complete and is qualified in all respects by reference to the actual language of the Written Agreement.

The Corporation submitted its Capital Plan setting forth its plans for how to improve its capital positions to comply with the Written Agreement over time. In addition to the Capital Plan, the Corporation submitted to its regulators a liquidity and brokered CD plan, including a contingency funding plan, a non-performing asset reduction plan, a budget and profit plan, a strategic plan, and a plan for the reduction of classified and special mention assets.  As of December 31, 2015, the Corporation had completed all of the items included in the Capital Plan and is continuing to work on reducing non-performing loans. The Written Agreement also requires the submission to the regulators of quarterly progress reports.

In July 2013, the U.S. banking regulators approved a revised regulatory capital framework for U.S. banking organizations (the “Basel III rules”) that is based on international regulatory capital requirements adopted by the Basel Committee on Banking Supervision over the past several years. The Basel III rules introduced new minimum capital ratios and capital conservation buffer requirements, change the composition of regulatory capital, required a number of new adjustments to and deductions from regulatory capital, and introduced a new “Standardized Approach” for the calculation of risk-weighted assets. The new minimum regulatory capital requirements and the Standardized Approach for the calculation of risk-weighted assets became effective for the Corporation and FirstBank on January 1, 2015.  The phase-in period for certain deductions and adjustments to regulatory capital began on January 1, 2015 and will be completed on January 1, 2018.

The Basel III rules introduce a new and separate ratio of Common Equity Tier 1 capital (“CET1”) to risk-weighted assets. CET1, a narrower subcomponent of total Tier 1 capital, generally consists of common stock and related surplus, retained earnings, accumulated other comprehensive income (“AOCI”), and qualifying minority interests. Certain banking organizations, however, including the Corporation and FirstBank, were allowed to make a one-time permanent election in early 2015 to continue to exclude AOCI items. The Corporation and FirstBank elected to permanently exclude capital in AOCI in order to avoid significant variations in the level of capital depending upon the impact of interest rate fluctuations on the fair value of the securities portfolio.  In addition, the Basel III rules require the Corporation to maintain an additional CET1 capital conservation buffer of 2.5%. The capital conservation buffer must be maintained to avoid limitations on both (i) capital distributions (e.g. repurchases of capital instruments or dividend or interest payments on capital instruments), and (ii) discretionary bonus payments to executive officers and heads of major business lines. Under the fully phased-in rules, the Corporation will be required to maintain: (i) a minimum CET1 to risk-weighted assets ratio of at least 4.5%, plus the 2.5% “capital conservation buffer,” resulting in a required minimum CET1 ratio of at least 7%, (ii) a minimum ratio of total Tier 1 capital to risk-weighted assets of at least 6.0%, plus the 2.5% capital conservation buffer, resulting in a required minimum Tier 1 capital ratio of 8.5%, (iii) a minimum ratio of total Tier 1 plus Tier 2 capital to risk-weighted assets of at least 8.0%, plus the 2.5% capital conservation buffer, resulting in a required minimum total capital ratio of 10.5%, and (iv) a required minimum leverage ratio of 4%, calculated as the ratio of Tier 1 capital to average on-balance sheet (non-risk adjusted) assets. The phase-in of the capital conservation buffer began on January 1, 2016 with a first year requirement of 0.625% of additional CET1, which will be progressively increased over a four-year period, increasing by that same percentage amount on each subsequent January 1 until it reaches the fully phased-in 2.5% CET1 requirement on January 1, 2019.

In addition, the Basel III rules require a number of new deductions from and adjustments to CET1, including deductions from CET1 for certain intangible assets, and deferred tax assets dependent upon future taxable income; the four-year phase-in period for these adjustments generally began on January 1, 2015.  Mortgage servicing assets and deferred tax assets attributable to temporary

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

differences, among others, are required to be deducted to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1.

In addition, the Federal Reserve Board’s Basel III rules require that certain non-qualifying capital instruments, including cumulative preferred stock and trust preferred securities (“TRuPs”), be excluded from Tier 1 capital. In general, banking organizations such as the Corporation began to phase out TRuPs from Tier 1 capital on January 1, 2015. The Corporation was allowed to include 25% of the $220 million outstanding qualifying TRuPs as Tier 1 capital in 2015 and the TRuPs were required to be fully phased out from Tier 1 capital by January 1, 2016. However, the Corporation’s TRuPs may continue to be included in Tier 2 capital until the instruments are redeemed or mature.

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

   The Corporation and FirstBank compute risk-weighted assets using the Standardized Approach required by the Basel III rules. The Standardized Approach for risk-weightings has expanded the risk-weighting categories from the four major risk-weighting categories under the previous regulatory capital rules (0%, 20%, 50%, and 100%) to a much larger and more risk-sensitive number of categories, depending on the nature of the assets. In a number of cases, the Standardized Approach results in higher risk weights for a variety of asset categories. Specific changes to the risk-weightings of assets include, among other things: (i) applying a 150% risk weight instead of a 100% risk weight for high volatility commercial real estate acquisition, development and construction loans, (ii) assigning a 150% risk weight to exposures that are 90 days past due (other than qualifying residential mortgage exposures, which remain at an assigned risk-weighting of 100%), (iii) establishing a 20% credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable, in contrast to the 0% risk-weighting under the prior rules and (iv) requiring capital to be maintained against on-balance-sheet and off-balance-sheet exposures that result from certain cleared transactions, guarantees and credit derivatives, and collateralized transactions (such as repurchase agreement transactions).

The Corporation's and its banking subsidiary's regulatory capital positions as of December 31, 2015 and 2014 were as follows:

	Regulatory Requirements
	Actual		For Capital Adequacy Purposes		To be Well-Capitalized-Regular Thresholds

	Amount	Ratio	Amount	Ratio	Amount	Ratio
(Dollars in thousands)
At December 31, 2015 (Basel III)
Total Capital (to
Risk-Weighted Assets)
First BanCorp.	$1,828,559	20.01%	$731,164	8.0%	N/A	N/A
FirstBank	$1,802,711	19.73%	$730,824	8.0%	$913,530	10.0%
Common Equity Tier 1 Capital
(to Risk-Weighted Assets)
First BanCorp.	$1,546,678	16.92%	411,280	4.5%	N/A	N/A
FirstBank	$1,493,478	16.35%	411,088	4.5%	593,794	6.5%
Tier I Capital (to
Risk-Weighted Assets)
First BanCorp.	$1,546,678	16.92%	$548,373	6.0%	N/A	N/A
FirstBank	$1,685,656	18.45%	$548,118	6.0%	$730,824	8.0%
Leverage ratio
First BanCorp.	$1,546,678	12.22%	$506,322	4.0%	N/A	N/A
FirstBank	$1,685,656	13.33%	$505,648	4.0%	$632,060	5.0%

At December 31, 2014 (Basel I)
Total Capital (to
Risk-Weighted Assets)
First BanCorp.	$1,748,120	19.70%	$709,723	8.0%	N/A	N/A
FirstBank	$1,717,432	19.37%	$709,395	8.0%	$886,744	10.0%
Tier I Capital (to
Risk-Weighted Assets)
First BanCorp.	$1,636,004	18.44%	$354,861	4.0%	N/A	N/A
FirstBank	$1,605,367	18.10%	$354,698	4.0%	$532,046	6.0%
Leverage ratio
First BanCorp.	$1,636,004	13.27%	$493,159	4.0%	N/A	N/A
FirstBank	$1,605,367	13.04%	$492,468	4.0%	$615,585	5.0%

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following table summarizes commitments to extend credit and standby letters of credit, and commitments to sell loans as of the indicated dates:

	December 31,
	2015	2014
(In thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit:
Construction undisbursed funds	$59,747	$76,235
Unused personal lines of credit	687,585	682,994
Commercial lines of credit	361,226	383,015
Commercial letters of credit	24,359	38,555

Standby letters of credit	3,577	3,791
Commitments to sell loans	49,998	129,369

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

     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses.  Since certain commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.  For most of the commercial lines of credit, the Corporation has the option to reevaluate the agreement prior to additional disbursements.  In the case of credit cards and personal lines of credit, the Corporation can cancel the unused credit facility at any time and without cause. Generally, the Corporation’s mortgage banking activities do not involve the execution of interest rate lock agreements with prospective borrowers.  The amount of any collateral obtained if deemed necessary by the Corporation upon an extension of credit is based on management’s credit evaluation of the borrower. Rates charged on loans that are finally disbursed are the rates being offered at the time the loans are closed; therefore, no fee is charged on these commitments.

    In general, commercial and standby letters of credit are issued to facilitate foreign and domestic trade transactions. Normally, commercial and standby letters of credit are short-term commitments used to finance commercial contracts for the shipment of goods. The collateral for these letters of credit includes cash or available commercial lines of credit. The fair value of commercial and standby letters of credit is based on the fees currently charged for such agreements, which, as of December 31, 2015 and 2014, was not significant.

    The Corporation obtained from GNMA commitment authority to issue GNMA mortgage-backed securities. Under this program, for 2015, the Corporation sold approximately $286.0 million of FHA/VA mortgage loan production into GNMA mortgage-backed securities.

     As of December 31, 2015, First BanCorp. and its subsidiaries were defendants in various legal proceedings arising in the ordinary course of business. Management believes that the final disposition of these matters, to the extent not previously provided for, will not have a material adverse effect, individually or in the aggregate, on the Corporation’s financial position, results of operations or cash flows.

NOTE 31 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The Corporation designates a derivative as a fair value hedge, a cash flow hedge or an economic undesignated hedge when it enters into the derivative contract. As of December 31, 2015 and 2014, all derivatives held by the Corporation were considered economic undesignated hedges. These undesignated hedges are recorded at fair value with the resulting gain or loss recognized in current earnings.

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

Interest rate swaps - Interest rate swap agreements generally involve the exchange of fixed and floating-rate interest payment obligations without the exchange of the underlying notional principal amount. As of December 31, 2015, the Corporation has no interest rate swaps outstanding. In the past, most of the interest rate swaps were used for protection against rising interest rates. Similar to unrealized gains and losses arising from changes in fair value, net interest settlements on interest rate swaps are recorded as an adjustment to interest income or interest expense depending on whether an asset or liability is being economically hedged.

Forward Contracts - Forward contracts are sales of to-be-announced (“TBA”) mortgage-backed securities that will settle over the standard delivery date and do not qualify as “regular way” security trades. Regular-way security trades are contracts that have no net settlement provision and no market mechanism to facilitate net settlement and that provide for delivery of a security within the time frame generally established by regulations or conventions in the market place or exchange in which the transaction is being executed. The forward sales are considered derivative instruments that need to be marked to market. These securities are used to economically hedge the FHA/VA residential mortgage loan securitizations of the mortgage-banking operations. Unrealized gains (losses) are recognized as part of mortgage banking activities in the consolidated statement of income (loss).

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

The following table summarizes the notional amounts of all derivative instruments as of the indicated dates:

	Notional Amounts
	December 31,	December 31,
(In thousands)	2015	2014
Undesignated economic hedges:

Interest rate contracts:
Interest rate swap agreements	$-	$5,440
Written interest rate cap agreements	120,816	37,132
Purchased interest rate cap agreements	120,816	37,132
Forward Contracts:
Sale of TBA GNMA MBS pools	30,000	19,000
	$271,632	$98,704

Notional amounts are presented on a gross basis with no netting of offsetting exposure positions.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following table summarizes the fair value of derivative instruments and the location of the derivative instruments in the statement of financial condition as of the indicated dates:

	Asset Derivatives			Liability Derivatives
	Statement of	December 31,	December 31,	Statement of Financial Condition Location	December 31,	December 31,
	Financial	2015	2014		2015	2014
	Condition Location	Fair Value	Fair Value		Fair Value	Fair Value
(In thousands)

Undesignated economic hedges:

Interest rate contracts:
Interest rate swap agreements	Other assets	$-	$33	Accounts payable and other liabilities	$-	$33
Written interest rate cap agreements	Other assets	-	-	Accounts payable and other liabilities	798	6
Purchased interest rate cap agreements	Other assets	806	6	Accounts payable and other liabilities	-	-
Forward Contracts:
Sales of TBA GNMA MBS pools	Other assets	-	-	Accounts payable and other liabilities	123	148
		$806	$39		$921	$187

The following table summarizes the effect of derivative instruments on the statement of income (loss) as of the indicated dates:

	Location of Gain (or loss)	Gain (or Loss) Year ended
	Recognized in Income on	December 31,
	Derivatives	2015	2014	2013
		(In thousands)

Undesignated economic hedges:
Interest rate contracts:
Interest rate swap agreements	Interest income - Loans	$-	$1,258	$1,685
Written and purchased interest rate cap agreements	Interest income - Loans	139	-	10
Forward contracts:
Sales of TBA GNMA MBS pools	Mortgage Banking Activities	25	(322)	176
Total gain on derivatives		$164	$936	$1,871

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Derivative instruments are subject to market risk.  As is the case with investment securities, the market value of derivative instruments is largely a function of the financial market’s expectations regarding the future direction of interest rates.  Accordingly, current market values are not necessarily indicative of the future impact of derivative instruments on earnings.  This will depend, for the most part, on the shape of the yield curve, the level of interest rates, as well as the expectations for rates in the future.

A summary of interest rate swaps as of the indicated dates is as follows:

	December 31,	December 31,
	2015	2014
(Dollars in thousands)

Pay fixed/receive floating:
Notional amount (1)	$-	$5,440
Weighted-average receive rate at period-end	-	2.03%
Weighted-average pay rate at period-end	-	3.45%
____________
(1) The remaining interest rate swap with a notional amount of $5.4 million matured during the second quarter of 2015.

As of December 31, 2015, the Corporation has not entered into any derivative instrument containing credit-risk-related contingent features.

 Credit and Market Risk of Derivatives

The Corporation uses derivative instruments to manage interest rate risk. By using derivative instruments, the Corporation is exposed to credit and market risk.  If the counterparty fails to perform, credit risk is equal to the extent of the Corporation’s fair value gain in the derivative.  When the fair value of a derivative instrument contract is positive, this generally indicates that the counterparty owes the Corporation and, therefore, creates a credit risk for the Corporation. When the fair value of a derivative instrument contract is negative, the Corporation owes the counterparty and, therefore, it has no credit risk.  The Corporation minimizes the credit risk in derivative instruments by entering into transactions with reputable broker dealers (financial institutions) that are reviewed periodically by the Management Investment and Asset Liability Committee of the Corporation (“MIALCO”) and by the Board of Directors. The Corporation also maintains a policy of requiring that all derivative instrument contracts be governed by an International Swaps and Derivatives Association Master Agreement, which includes a provision for netting; most of the Corporation’s agreements with derivative counterparties include bilateral collateral arrangements. The bilateral collateral arrangement permits the counterparties to perform margin calls in the form of cash or securities in the event that the fair market value of the derivative favors either counterparty. The Corporation has a policy of diversifying derivatives counterparties to reduce the consequences of counterparty default.

The Corporation has credit risk of $0.8 million as of December 31, 2015 (2014 — $39 thousand) related to derivative instruments with positive fair values. The credit risk does not consider the value of any collateral and the effects of legally enforceable master netting agreements. There were no credit losses associated with derivative instruments recognized in 2015, 2014, or 2013.  As of December 31, 2015, there was no net interest settlement payable (2014 — net interest settlement payable of $11 thousand related to swaps transactions).

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

 NOTE 32 – OFFSETTING OF ASSETS AND LIABILITIES

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

Offsetting of Financial Assets and Derivative Assets

As of December 31, 2015

			Net Amounts of Assets Presented in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position		Gross Amounts Not Offset in the Statement of Financial Position
				Financial Instruments	Cash Collateral
						Net Amount
(In thousands)
Description

Derivatives	$806	$-	$806	$(806)	$-	$-
Securities purchased under agreement
to resell	200,000	(200,000)	-	-	-	-
Total	$200,806	$(200,000)	$806	$(806)	$-	$-

As of December 31, 2014
			Net Amounts of Assets Presented in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position		Gross Amounts Not Offset in the Statement of Financial Position
				Financial Instruments	Cash Collateral
						Net Amount
(In thousands)
Description

Derivatives	$6	$-	$6	$(6)	$-	$-

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Offsetting of Financial Liabilities and Derivative Liabilities

As of December 31, 2015

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

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

NOTE 33 – SEGMENT INFORMATION

Based upon the Corporation’s organizational structure and the information provided to the Chief Executive Officer of the Corporation and, to a lesser extent, the Board of Directors, the operating segments are driven primarily by the Corporation’s lines of business for its operations in Puerto Rico, the Corporation’s principal market, and by geographic areas for its operations outside of Puerto Rico. As of December 31, 2015, the Corporation had six reportable segments: Commercial and Corporate Banking; Mortgage Banking; Consumer (Retail) Banking; Treasury and Investments; United States Operations; and Virgin Islands Operations.  Management determined the reportable segments based on the internal reporting used to evaluate performance and to assess where to allocate resources. Other factors such as the Corporation’s organizational chart, nature of the products, distribution channels, and the economic characteristics of the product were also considered in the determination of the reportable segments.

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

The accounting policies of the segments are the same as those referred to in Note 1- Nature of Business and Summary of Significant Accounting Policies, to the consolidated financial statements.

The Corporation evaluates the performance of the segments based on net interest income, the estimated provision for loan and lease losses, non-interest income and direct non-interest expenses. The segments are also evaluated based on the average volume of their interest-earning assets less the allowance for loan and lease losses.

The following table presents information about the reportable segments for the years ended December 31, 2015, 2014, and 2013:

	Mortgage Banking	Consumer (Retail) Banking	Commercial and Corporate Banking	Treasury and Investments	United States Operations	Virgin Islands Operations	Total
(In thousands)
For the year ended December 31, 2015:
Interest income	$141,820	$194,961	$133,067	$49,534	$46,804	$39,383	$605,569
Net (charge) credit for transfer of funds	(49,149)	17,260	(17,299)	36,908	12,280	-	-
Interest expense	-	(23,774)	-	(60,221)	(16,192)	(3,116)	(103,303)
Net interest income	92,671	188,447	115,768	26,221	42,892	36,267	502,266
(Provision) release for loan and lease losses	(30,017)	(46,657)	(101,604)	-	7,955	(1,722)	(172,045)
Non-interest income (loss)	16,027	41,854	12,487	(15,897)	2,795	10,616	67,882
Direct non-interest expenses	(37,345)	(133,397)	(42,470)	(3,840)	(28,674)	(34,231)	(279,957)
Segment income (loss)	$41,336	$50,247	$(15,819)	$6,484	$24,968	$10,930	$118,146

Average earnings assets	$2,607,230	$1,951,047	$2,891,987	$2,740,120	$1,024,939	$646,966	$11,862,290

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	Mortgage Banking	Consumer (Retail) Banking	Commercial and Corporate Banking	Treasury and Investments	United States Operations	Virgin Islands Operations	Total
(In thousands)
For the year ended December 31, 2014:
Interest income	$115,997	$215,170	$163,242	$54,223	$44,882	$40,435	$633,949
Net (charge) credit for transfer of funds	(37,375)	17,629	(12,364)	20,463	11,647	-	-
Interest expense	-	(24,445)	-	(68,517)	(19,273)	(3,641)	(115,876)
Net interest income	78,622	208,354	150,878	6,169	37,256	36,794	518,073
(Provision) release for loan and lease losses	(17,605)	(79,932)	(40,084)	-	27,650	441	(109,530)
Non-interest income (loss)	13,515	40,018	5,241	264	2,450	7,139	68,627
Direct non-interest expenses	(39,444)	(126,290)	(46,963)	(5,368)	(26,596)	(39,319)	(283,980)
Segment income	$35,088	$42,150	$69,072	$1,065	$40,760	$5,055	$193,190

Average earnings assets	$2,142,122	$1,967,202	$3,613,354	$2,691,906	$976,151	$656,197	$12,046,932

	Mortgage Banking	Consumer (Retail) Banking	Commercial and Corporate Banking	Treasury and Investments	United States Operations	Virgin Islands Operations	Total
(In thousands)
For the year ended December 31, 2013:
Interest income	$109,074	$231,077	$171,972	$55,075	$36,999	$41,591	$645,788
Net (charge) credit for transfer of funds	(37,611)	1,549	(14,280)	41,074	9,268	-	-
Interest expense	-	(27,834)	-	(77,366)	(21,748)	(3,895)	(130,843)
Net interest income	71,463	204,792	157,692	18,783	24,519	37,696	514,945
(Provision) release for loan and lease losses	(89,439)	(54,240)	(101,971)	-	10,709	(8,810)	(243,751)
Non-interest income (loss)	15,826	38,968	3,904	(66,635)	1,284	7,855	1,202
Direct non-interest expenses	(48,941)	(122,560)	(64,611)	(10,629)	(28,554)	(45,680)	(320,975)
Segment (loss) income	$(51,091)	$66,960	$(4,986)	$(58,481)	$7,958	$(8,939)	$(48,579)

Average earnings assets	$2,030,120	$1,954,307	$4,068,942	$2,698,559	$748,209	$664,051	$12,164,188

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	The following table presents a reconciliation of the reportable segment financial information to the consolidated totals:

		Year Ended December 31,
		2015	2014	2013
	(In thousands)

	Net income (loss) :
	Total income (loss) for segments and other	$118,146	$193,190	$(48,579)
	Other non-interest income (loss) (1)	13,443	(7,279)	(16,691)
	Other operating expenses (2)	(103,873)	(94,273)	(94,053)
	Income (loss) before income taxes	27,716	91,638	(159,323)
	Income tax(expense) benefit	(6,419)	300,649	(5,164)
	Total consolidated net income (loss)	$21,297	$392,287	$(164,487)
	Average assets:
	Total average earning assets for segments	$11,862,290	$12,046,932	$12,164,188
	Other average earning assets (1)	-	1,943	18,089
	Average non-earning assets	919,263	598,570	630,184
	Total consolidated average assets	$12,781,553	$12,647,445	$12,812,461

(1)	The bargain purchase gain on the acquisition of assets and assumption of deposits from Doral Bank in 2015 as
	well as the activities related to FirstBank's equity interest in CPG/GS are presented as an Other non-interest income
	(loss) and the investment in CPG/GS is presented as Other average earning assets in the tables above.

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

	The following table presents revenues (interest income plus non-interest income) and selected balance sheet data by geography based on the location in which the transaction is originated:

		2015	2014	2013
	(In thousands)

	Revenues:
	Puerto Rico	$575,016	$588,744	$533,302
	United States	61,879	58,979	47,551
	Virgin Islands	49,999	47,574	49,446
	Total consolidated revenues	$686,894	$695,297	$630,299

	Selected Balance Sheet Information:
	Total assets:
	Puerto Rico	$10,648,179	$10,969,305	$10,993,743
	United States	1,202,318	1,072,962	940,590
	Virgin Islands	722,522	685,568	722,592
	Loans:
	Puerto Rico	$7,493,757	$7,706,866	$8,173,873
	United States	1,125,501	982,713	865,414
	Virgin Islands	690,476	649,813	672,852
	Deposits:
	Puerto Rico (1)	$6,747,638	$6,687,844	$7,053,053
	United States	1,606,723	1,836,430	1,895,394
	Virgin Islands	983,763	959,671	931,477

(1)	For 2015, 2014, and 2013, includes $2.1 billion, $2.9 billion, and $3.1 billion, respectively, of brokered CDs allocated to Puerto Rico operations.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

NOTE 34- FIRST BANCORP. (HOLDING COMPANY ONLY) FINANCIAL INFORMATION

The following condensed financial information presents the financial position of the Holding Company only as of December 31, 2015 and 2014, and the results of its operations and cash flows for the years ended on December 31, 2015, 2014, and 2013:

Statements of Financial Condition

	As of December 31,
	2015	2014
(In thousands)

Assets
Cash and due from banks	$29,103	$30,380
Money market investments	6,111	6,111
Other investment securities	285	285
Loans held for investment, net	266	322
Investment in First Bank Puerto Rico, at equity	1,888,036	1,866,090
Investment in First Bank Insurance Agency, at equity	14,382	11,890
Investment in FBP Statutory Trust I	2,929	3,093
Investment in FBP Statutory Trust II	3,866	3,866
Other assets	4,632	4,357
Total assets	$1,949,610	$1,926,394

Liabilities and Stockholders' Equity
Liabilities:
Other borrowings	$226,492	$231,959
Accounts payable and other liabilities	28,984	22,692
Total liabilities	255,476	254,651

Stockholders' equity	1,694,134	1,671,743
Total liabilities and stockholders' equity	$1,949,610	$1,926,394

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Statements of Income (Loss)

	Year Ended December 31,
	2015	2014	2013
(In thousands)

Income
Interest income on money market investments	$20	$20	$22
Other income	498	220	88
	518	240	110

Expense
Other borrowings	7,450	7,199	7,092
Other operating expenses	2,412	2,614	5,813
	9,862	9,813	12,905
Loss on sale and impairment on equity securities	-	(29)	(42)

Loss before income taxes and equity in undistributed earnings
(losses) of subsidiaries	(9,344)	(9,602)	(12,837)
Equity in undistributed earnings (losses) of subsidiaries	30,641	401,889	(151,650)
Net Income (loss)	21,297	392,287	(164,487)

Other comprehensive (loss) income, net of tax	(9,398)	60,385	(107,168)

Comprehensive income (loss)	$11,899	$452,672	$(271,655)

FIRST BANCORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Statements of Cash Flows

Year Ended December 31,
2015		2014	2013
(In thousands)

Cash flows from operating activities:
Net income (loss)	$21,297	$392,287	$(164,487)

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation	2,835	1,962	1,471
Equity in undistributed (earnings) losses of subsidiaries	(30,641)	(401,889)	151,650
Loss on sales/impairment of investment securities	-	29	186
Accretion of discount on loans	(7)	(3)	-
Net (increase) decrease in other assets	(293)	(260)	774
Net increase in other liabilities	6,643	7,261	7,146
Net cash used in operating activities	(166)	(613)	(3,260)

Cash flows from investing activities:
Principal collected on loans	63	38	-
Proceeds from sales of available-for-sale securities	-	6	-
Proceeds from sale/redemption of other investment securities	-	-	533
Net cash provided by investing activities	63	44	533

Cash flows from financing activities:
Repurchase of common stock	(1,174)	(946)	(455)
Issuance costs of common stock issued in exchange for preferred
stock Series A through E	-	(62)	-
Net cash used in financing activities	(1,174)	(1,008)	(455)

Net decrease in cash and cash equivalents	(1,277)	(1,577)	(3,182)

Cash and cash equivalents at beginning of the year	36,491	38,068	41,250
Cash and cash equivalents at end of year	$35,214	$36,491	$38,068

Cash and cash equivalents include:
Cash and due from banks	$29,103	$30,380	$31,957
Money market instruments	6,111	6,111	6,111
	$35,214	$36,491	$38,068

NOTE 35 – SUBSEQUENT EVENTS

During the first quarter of 2016, the Corporation completed the repurchase of trust preferred securities that were being auctioned in a public sale at which the Corporation was invited to participate. The Corporation repurchased and cancelled $10 million in trust preferred securities of the FBP Statutory Trust II, resulting in a commensurate reduction in the related Floating Rate Junior Subordinated Debenture.

The Corporation’s winning bid equated to 70% of the $10 million par value. The 30% discount, plus accrued interest, resulted in a pre-tax gain of approximately $4.2 million. As trust preferred securities no longer qualify for Tier 1 capital, the realized gain on the transaction contributed to an increase of approximately 5 basis points in the Common Equity Tier 1 and Tier 1 capital ratios, an increase of approximately 4 basis points in the Leverage capital ratio, and a decrease of approximately 6 basis points in the Total Regulatory capital ratio.

The Corporation has performed an evaluation of all other events occurring subsequent to December 31, 2015; management has determined there are no additional events occurring in this period that required disclosure in or adjustment to the accompanying financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

First BanCorp.’s management, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of First BanCorp.’s disclosure controls and procedures as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our CEO and CFO concluded that, as of December 31, 2015, the Corporation’s disclosure controls and procedures were effective and provide reasonable assurance that the information required to be disclosed by the Corporation in reports that the Corporation files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and reported to the Corporation’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management’s report on Internal Control over Financial Reporting is included in Item 8 and incorporated herein by reference. Management has conducted an assessment of the Corporation’s internal control over financial reporting at December 31, 2015 based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon that assessment, Management concluded that the Corporation’s internal control over financial reporting was effective at December 31, 2015.

The effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2015 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report included in Item 8 of this Form 10-K.

Changes in Internal Control over Financial Reporting

There have been no changes to the Corporation’s internal control over financial reporting during our most recent quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information in response to this Item is incorporated herein by reference from the sections entitled “Information with Respect to Nominees Standing for Election as Directors and with respect to Executive Officers of the Corporation,” “Corporate Governance and Related Matters” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in First BanCorp.’s definitive Proxy Statement for use in connection with its 2016 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed with the SEC within 120 days of the close of First BanCorp.’s 2015 fiscal year.

Item 11. Executive Compensation.

  Information in response to this Item is incorporated herein by reference from the sections entitled “Compensation Committee Interlocks and Insider Participation,” “Compensation of Directors,” “Compensation Discussion and Analysis,” “Executive Compensation Disclosure” and “Compensation Committee Report” in First BanCorp.’s Proxy Statement to be filed with the SEC within 120 days of the close of First BanCorp.’s 2015 fiscal year.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

   Information in response to this Item is incorporated herein by reference from the section entitled “Security Ownership of Certain Beneficial Owners and Management” in First BanCorp.’s Proxy Statement to be filed with the SEC within 120 days of the close of First BanCorp.’s 2015 fiscal year and by reference to the section entitled “Securities authorized for issuance under equity compensation plans” in Part II, Item 5 of this Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

   Information in response to this Item is incorporated herein by reference from the sections entitiled “Certain Relationships and Related Person Transactions” and “Corporate Governance and Related Matters” in First BanCorp.’s Proxy Statement to be filed with the SEC within 120 days of the close of First BanCorp.’s 2015 fiscal year.

Item 14. Principal Accounting Fees and Services.

Audit Fees

   Information in response to this Item is incorporated herein by reference from the section entitled “Audit Fees” and “Audit Committee Report” in First BanCorp.’s Proxy Statement to be filed with the SEC within 120 days of the close of First BanCorp.’s 2015 fiscal year.

PART IV

Item 15. Exhibits, Financial Statement Schedules

  (a) List of documents filed as part of this report.

(1) Financial Statements.

The following consolidated financial statements of First BanCorp., together with the report thereon of First BanCorp.’s independent registered public accounting firm, KPMG LLP, dated March 14, 2016, are included in Item 8 of this report:

– Report of KPMG LLP, Independent Registered Public Accounting Firm.

–Attestation Report of KPMG LLP, Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

–Consolidated Statements of Financial Condition as of December 31, 2015 and 2014.

–Consolidated Statements of Income (Loss) for Each of the Three Years in the Period Ended December 31, 2015.

– Consolidated Statements of Comprehensive Income (Loss) for each of the Three Years in the Period Ended December 31, 2015.

– Consolidated Statements of Cash Flows for Each of the Three Years in the Period Ended December 31, 2015.

– Consolidated Statements of Changes in Stockholders’ Equity for Each of the Three Years in the Period Ended December 31, 2015.

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

10.5	Employment Agreement—Aurelio Alemán, incorporated by reference from the Form 10-K for the year ended December 31, 1998 filed by First BanCorp on March 26, 1999.
10.6	Amendment No. 1 to Employment Agreement—Aurelio Alemán, incorporated by reference from the Form 10-Q for the quarter ended March 31, 2009 filed by First BanCorp on May 11, 2009.

10.7	Amendment No. 2 to Employment Agreement—Aurelio Alemán, incorporated by reference from Exhibit 10.6 of the Form 10-K for the year ended December 31, 2009 filed by First BanCorp on March 2, 2010.
10.8	Amended and Restated Employment Agreement—Lawrence Odell, incorporated by reference from Exhibit 10.1 of the Form 10-Q for the quarter ended June 30, 2012 filed by First BanCorp on August 9, 2012.
10.9	Employment Agreement—Victor Barreras, incorporated by reference from Exhibit 10.2 of the Form 10-Q for the quarter ended June 30, 2012 filed by First BanCorp on August 9, 2012.
10.10	Employment Agreement—Orlando Berges, incorporated by reference from the Form 10-Q for the quarter ended June 30, 2009 filed by First BanCorp on August 11, 2009.
10.11	Consent Order, dated June 2, 1010, incorporated by reference from Exhibit 10.1 of the Form 8-K filed on June 4, 2010.
10.12	Written Agreement, dated June 3, 2010, incorporated by reference from Exhibit 10.2 of the Form 8-K filed on June 4, 2010.
10.13	Exchange Agreement by and between First BanCorp and the United States Treasury dated as of July 7, 2010, incorporated by reference from Exhibit 10.1 of the Form 8-K filed on July 7, 2010.
10.14

First Amendment to Exchange Agreement, dated as of December 1, 2010, by and between First BanCorp and The United States Department of the Treasury, incorporated by reference from Exhibit 10.1 to the Form 8-K filed by First BanCorp on December 2, 2010.

10.15	Form of Restricted Stock Award Agreement incorporated by reference from Exhibit 10.23 to the Form S-1/A filed by First BanCorp on July 16, 2010.
10.16	Form of Stock Option Agreement for Officers and Other Employees incorporated by reference from Exhibit 10.24 to the Form S-1/A filed by First BanCorp on July 16, 2010.
10.17

Letter Agreement, dated as of January 16, 2009, and Securities Purchase Agreement, dated as of January 16, 2009, by and between First BanCorp and the United States Department of the Treasury, incorporated by reference from Exhibit 10.1 of the Form 8-K filed on January 20, 2009.

10.18	Amended and Restated Investment Agreement between First BanCorp and Thomas H. Lee Partners, L.P., incorporated by reference from Exhibit 10.1 of the Form 8-K filed on July 19, 2011.
10.19

Agreement Regarding Additional Shares between First BanCorp and Thomas H. Lee Partners, L.P., incorporated by reference from Exhibit 10.25 of the Registration Statement on Form S-1/A filed by First BanCorp on October 20, 2011.

10.20	Amended and Restated Investment Agreement between First BanCorp and Oaktree Capital Management, L.P., incorporated by reference from Exhibit 10.2 of the Form 8-K filed on July 19, 2011.
10.21

Agreement Regarding Additional Shares between First BanCorp and Oaktree Capital Management, L.P. dated October 26, 2011 incorporated by reference from Exhibit 10.27 of the Form S-1 filed by First BanCorp on December 20, 2011.

10.22

Investment Agreement between First BanCorp and funds advised by Wellington Management Company LLP, as amended, incorporated by reference from Exhibit 10.2 of the Form 8-K/A filed on July 19, 2011, and Exhibit 10.3 of the Form 8-K filed on July 19, 2011.

10.23

Amendment No. 2 to Investment Agreement between First BanCorp and funds advised by Wellington Management Company LLP, incorporated by reference from Exhibit 10.28 to the Form S-1/A filed by First BanCorp on October 20, 2011.

10.24	Form of Subscription Agreement between First BanCorp and private placement investors, incorporated by reference from Exhibit 10.3 of the Form 8-K filed on June 29, 2011.
10.25	Expense Reimbursement Agreement between First BanCorp and Oaktree Capital Management, L.P., incorporated by reference from Exhibit 10.4 of the Form 8-K/A filed on July 21, 2011.

10.26	Expense Reimbursement Agreement between First BanCorp and Thomas H. Lee Partners, L.P., incorporated by reference from Exhibit 10.2 of the Form 8-K/A filed on July 21, 2011.
10.27	Letter Agreement with the U.S. Department of the Treasury dated as of October 3, 2011, incorporated by reference from Exhibit 10.1 of the Form 8-K filed on October 7, 2011.
10.28	Letter Agreement between First BanCorp. and Roberto R. Herencia, incorporated by reference from the Form 8-K filed by First BanCorp on November 2, 2011.
10.29

Revised Non-management Chairman of the Board Compensation Structure, incorporated by reference from Exhibit 10.1 of the Form 10-Q for the quarter ended September 30, 2014 filed by First BanCorp. on November 10, 2014.

10.30

Stock Purchase Agreement between First BanCorp and Roberto Herencia dated February 17, 2012, incorporated by reference from Exhibit 10.36 of the Form 10-K for the fiscal year ended December 31, 2011 filed by First BanCorp. on March 13, 2012.

10.31	Non – Employee Director Compensation Structure, incorporated by reference from Exhibit 10.3 of the Form 10-Q for the quarter ended June 30, 2012 filed by First BanCorp on August 9, 2012.
10.32	Offer Letter between First BanCorp and Robert T. Gormley incorporated by reference from Exhibit 10.1 of the Form 8-K filed on November 2, 2012.
10.33 10.34 10.35 10.36

Offer Letter between First BanCorp and David I. Matson incorporated by reference from Exhibit 10.1 of the Form 8-K filed on October 1, 2013.

Offer Letter between First BanCorp and Juan Acosta Reboyras incorporated by reference from Exhibit 10.1 of the Form 8-K filed on September 3, 2014.

Offer Letter between First BanCorp and Luz A. Crespo incorporated by reference from Exhibit 10.1 of the Form 8-K filed on February 9, 2015.

Purchase and Assumption Agreement between First BanCorp. and Banco Popular de Puerto Rico dated as of February 18, 2015, incorporated by reference from Exhibit 10.1 on the Form 10-Q for the quarter ended March 31, 2015 filed on May 11, 2015.

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

FIRST BANCORP.

By:	/s/ Aurelio Alemán	Date: 3/14/16
Aurelio Alemán
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Aurelio Alemán	Date: 3/14/16
Aurelio Alemán
President, Chief Executive Officer and Director

/s/ Orlando Berges	Date: 3/14/16
Orlando Berges, CPA
Executive Vice President and Chief Financial Officer

/s/ Roberto R. Herencia	Date: 3/14/16
Roberto R. Herencia,
Director and Chairman of the Board

/s/ José Menéndez-Cortada	Date: 3/14/16
José Menéndez-Cortada, Director

/s/ Thomas Martin Hagerty	Date: 3/14/16
Thomas Martin Hagerty,
Director

/s/ Robert T. Gormley	Date: 3/14/16
Robert T. Gormley,
Director

/s/ Michael P. Harmon	Date: 3/14/16
Michael P. Harmon,
Director

/s/ David Matson	Date: 3/14/16
David Matson,
Director

/s/ Luz A. Crespo	Date: 3/14/16
Luz A. Crespo
Director

/s/ Juan Acosta Reboyras	Date: 3/14/16
Juan Acosta Reboyras,
Director

/s/ Pedro Romero	Date: 3/14/16
Pedro Romero, CPA
Senior Vice President and Chief Accounting Officer