Form 10-Q
period 2016-03-31
FIRST BANCORP /PR/
filed 2016-05-10
CIK 1057706

  UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

______________

FORM 10-Q

(Mark One)

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Common stock:  217,047,224 shares outstanding as of April 30, 2016.

FIRST BANCORP.

INDEX PAGE

Forward Looking Statements

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the safe harbors created by such sections.  When used in this Form 10-Q or future filings by First BanCorp. (the “Corporation”) with the U.S. Securities and Exchange Commission (“SEC”), in the Corporation’s press releases or in other public or stockholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases “would,” “will allow,” “intends,” “will likely result,” “expect to,” “should,” “anticipate,” “look forward,” “believes,” and other terms of similar meaning or import in connection with any discussion of future operating, financial or other performance are meant to identify “forward-looking statements.”

FirstBanCorp. wishes to caution readers not to place undue reliance on any such “forward-looking statements,” which speak only as of the date made, and to advise readers that these forward-looking statements are not guarantees of future performance and involve certain risks, uncertainties, estimates and assumptions by us that are difficult to predict.  Various factors, some of which are beyond our control, could cause actual results to differ materially from those expressed in, or implied by, such forward-looking statements.  Factors that might cause such a difference include, but are not limited to, the risks described or referenced below in Item 1A. “Risk Factors,” and the following:

•                   the ability of the Puerto Rico government or any of its public corporations or other instrumentalities to repay its respective debt obligations, including the effect of the recent payment defaults on bonds of the Government Development Bank for Puerto Rico (“GDB”) and certain bonds of government public corporations, recent and any future downgrades of the long-term and short-term debt ratings of the Puerto Rico government, and uncertainties as to how the United States (“U.S.”) government will address Puerto Rico’s financial problems, which could exacerbate Puerto Rico’s adverse economic conditions and, in turn, further adversely impact the Corporation;

•                   uncertainty about whether the Corporation will be able to continue to fully comply with the written agreement dated June 3, 2010 (the “Written Agreement”) that the Corporation entered into with the Federal Reserve Bank of New York (the “New York FED” or “Federal Reserve”) that, among other things, requires the Corporation to serve as a source of strength to FirstBank Puerto Rico (“FirstBank” or the “Bank”) and that, except with the consent generally of the New York FED and the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”), prohibits the Corporation from paying dividends to stockholders or receiving dividends from FirstBank, making payments on trust preferred securities or subordinated debt and incurring, increasing or guaranteeing debt or repurchasing any capital securities;

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

•                   adverse changes in general economic conditions in Puerto Rico, the U.S., and the U.S. Virgin Islands (“USVI”) and British Virgin Islands (“BVI”), including the interest rate environment, market liquidity, housing absorption rates, real estate prices, and disruptions in the U.S. capital markets, which reduced interest margins and affected funding sources, and has affected demand for all of the Corporation’s products and services and reduced the Corporation’s revenues and earnings, and the value of the Corporation’s assets, and may continue to have these effects;

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

Investors should refer to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2015, as well as “Part II, Item 1A, Risk Factors” in this quarterly report on Form 10-Q, for a discussion of such factors and certain risks and uncertainties to which the Corporation is subject.

FIRST BANCORP.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	March 31, 2016	December 31, 2015
(In thousands, except for share information)
ASSETS
Cash and due from banks	$813,732	$532,985
Money market investments:
Time deposits with other financial institutions	3,000	3,000
Other short-term investments	210,093	216,473
Total money market investments	213,093	219,473
Investment securities available for sale, at fair value:
Securities pledged that can be repledged	793,303	793,562
Other investment securities	1,110,952	1,092,833
Total investment securities available for sale	1,904,255	1,886,395
Other equity securities	32,310	32,169
Loans, net of allowance for loan and lease losses of $238,125
(2015 - $240,710)	8,893,217	9,033,155
Loans held for sale, at lower of cost or market	37,868	35,869
Total loans, net	8,931,085	9,069,024
Premises and equipment, net	159,151	161,016
Other real estate owned	142,888	146,801
Accrued interest receivable on loans and investments	44,891	48,697
Other assets	472,965	476,459
Total assets	$12,714,370	$12,573,019
LIABILITIES
Non-interest-bearing deposits	$1,422,346	$1,336,559
Interest-bearing deposits	8,012,434	8,001,565
Total deposits	9,434,780	9,338,124
Securities sold under agreements to repurchase	700,000	700,000
Advances from the Federal Home Loan Bank (FHLB)	455,000	455,000
Other borrowings	216,183	226,492
Accounts payable and other liabilities	159,240	159,269
Total liabilities	10,965,203	10,878,885
STOCKHOLDERS' EQUITY
Preferred stock, authorized, 50,000,000 shares:
Non-cumulative Perpetual Monthly Income Preferred Stock:
issued 22,004,000 shares, outstanding 1,444,146 shares, aggregate
liquidation value of $36,104	36,104	36,104
Common stock, $0.10 par value, authorized, 2,000,000,000 shares;
issued, 218,089,106 shares (2015 - 216,051,128 shares issued)	21,809	21,605
Less: Treasury stock (at par value)	(108)	(96)
Common stock outstanding, 217,011,555 shares outstanding (2015 - 215,088,698
shares outstanding)	21,701	21,509
Additional paid-in capital	927,454	926,348
Retained earnings, includes legal surplus reserve of $42.8 million	761,266	737,922
Accumulated other comprehensive income (loss), net of tax of $7,752	2,642	(27,749)
Total stockholders' equity	1,749,167	1,694,134
Total liabilities and stockholders' equity	$12,714,370	$12,573,019

The accompanying notes are an integral part of these statements.

FIRST BANCORP.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Quarter Ended
	March 31, 2016	March 31, 2015
(In thousands, except per share information)
Interest and dividend income:
Loans	$137,033	$139,344
Investment securities	12,725	12,604
Money market investments	1,073	537
Total interest income	150,831	152,485
Interest expense:
Deposits	17,257	17,694
Securities sold under agreements to repurchase	5,476	6,393
Advances from FHLB	1,471	934
Other borrowings	1,979	1,817
Total interest expense	26,183	26,838
Net interest income	124,648	125,647
Provision for loan and lease losses	21,053	32,970
Net interest income after provision for loan and lease losses	103,595	92,677
Non-interest income:
Service charges and fees on deposit accounts	5,800	4,555
Mortgage banking activities	4,753	3,618
Net gain on sale of investments	8	-
Other-than-temporary impairment (OTTI) losses on available-for-sale debt securities:
Total other-than-temporary impairment losses	(1,845)	-
Portion of other-than-temporary impairment
recognized in other comprehensive income (OCI)	(4,842)	(156)
Net impairment losses on available-for-sale debt securities	(6,687)	(156)
Gain on early extinguishment of debt	4,217	-
Insurance commission income	3,269	3,022
Bargain purchase gain	-	13,443
Other non-interest income	7,109	8,247
Total non-interest income	18,469	32,729
Non-interest expenses:
Employees' compensation and benefits	38,435	35,654
Occupancy and equipment	14,183	14,349
Business promotion	4,003	2,868
Professional fees	10,776	15,218
Taxes, other than income taxes	3,792	3,001
Insurance and supervisory fees	7,343	6,860
Net loss on other real estate owned (OREO) and OREO operations	3,206	2,628
Credit and debit card processing expenses	3,282	3,957
Communications	1,808	1,608
Other non-interest expenses	6,169	5,585
Total non-interest expenses	92,997	91,728
Income before income taxes	29,067	33,678
Income tax expense	(5,723)	(8,032)
Net income	$23,344	$25,646
Net income attributable to common stockholders	$23,344	$25,646
Net income per common share:
Basic	$0.11	$0.12
Diluted	$0.11	$0.12
Dividends declared per common share	$-	$-

The accompanying notes are an integral part of these statements.

FIRST BANCORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Quarter Ended
	March 31,	March 31,
	2016	2015
(In thousands)

Net income	$23,344	$25,646

Available-for-sale debt securities on which an other-than-temporary impairment has been recognized:
Unrealized (loss) gain on debt securities on which an
other-than-temporary impairment has been recognized	(998)	689
Reclassification adjustment for other-than-temporary impairment
on debt securities included in net income	6,687	156
All other unrealized gains and losses on available-for-sale securities:
Reclassification adjustments for net gain included in net income	(8)	-
All other unrealized holding gains on available-for-sale securities arising during the period	24,710	6,295
Other comprehensive income for the period, net of tax	30,391	7,140
Total comprehensive income	$53,735	$32,786

The accompanying notes are an integral part of these statements.

FIRST BANCORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Quarter Ended
	March 31, 2016	March 31, 2015
(In thousands)
Cash flows from operating activities:
Net income	$23,344	$25,646
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,588	5,306
Amortization of intangible assets	1,214	1,093
Provision for loan and lease losses	21,053	32,970
Deferred income tax expense	3,635	2,060
Stock-based compensation	1,557	1,457
Gain on sales of investments	(8)	-
Bargain purchase gain	-	(13,443)
Gain on early extinguishment of debt	(4,217)	-
Other-than-temporary impairments on debt securities	6,687	156
Unrealized loss on derivative instruments	153	72
Gain on sales of premises and equipment and other assets	-	(194)
Net gain on sales of loans	(2,488)	(1,689)
Net amortization/accretion of premiums, discounts and deferred loan fees and costs	(2,343)	(673)
Originations and purchases of loans held for sale	(107,034)	(89,425)
Sales and repayments of loans held for sale	108,615	87,051
Amortization of broker placement fees	858	1,335
Net amortization/accretion of premium and discounts on investment securities	447	1,269
Decrease in accrued interest receivable	3,806	1,953
Increase in accrued interest payable	2,257	1,000
Decrease in other assets	3,320	8,562
(Decrease) increase in other liabilities	(11,167)	11,007
Net cash provided by operating activities	54,277	75,513

Cash flows from investing activities:
Principal collected on loans	735,801	751,062
Loans originated and purchased	(627,105)	(705,621)
Proceeds from sales of loans held for investment	-	2,230
Proceeds from sales of repossessed assets	12,375	18,446
Proceeds from sales of available-for-sale securities	14,990	-
Purchases of securities available for sale	(62,770)	(56,429)
Proceeds from principal repayments and maturities of securities available for sale	62,418	53,596
Additions to premises and equipment	(3,006)	(3,027)
Purchases of other equity securities	(141)	(433)
Proceeds from sale of premises and equipment and other assets	-	2,492
Net cash received from acquisition	-	217,659
Purchase of insurance contracts	(1,067)	-
Net cash provided by investing activities	131,495	279,975

Cash flows from financing activities:
Net increase (decrease) in deposits	95,879	(166,924)
Repurchase of outstanding common stock	(259)	(236)
Repayment of junior subordinated debentures	(7,025)	-
Net cash provided by (used in) financing activities	88,595	(167,160)
Net increase in cash and cash equivalents	274,367	188,328
Cash and cash equivalents at beginning of period	752,458	796,108
Cash and cash equivalents at end of period	$1,026,825	$984,436

Cash and cash equivalents include:
Cash and due from banks	$813,732	$767,471
Money market instruments	213,093	216,965
	$1,026,825	$984,436

The accompanying notes are an integral part of these statements.

FIRST BANCORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

	Quarter Ended
	March 31,	March 31,
	2016	2015
(In thousands)

Preferred Stock	$36,104	$36,104

Common Stock outstanding:
Balance at beginning of period	21,509	21,298
Common stock issued as compensation	25	8
Common stock withheld for taxes	(12)	(5)
Restricted stock grants	179	83
Restricted stock forfeited	-	(1)
Balance at end of period	21,701	21,383

Additional Paid-In-Capital:
Balance at beginning of period	926,348	916,067
Stock-based compensation	1,557	1,457
Common stock withheld for taxes	(247)	(231)
Restricted stock grants	(179)	(83)
Common stock issued as compensation	(25)	(8)
Restricted stock forfeited	-	1
Balance at end of period	927,454	917,203

Retained Earnings:
Balance at beginning of period	737,922	716,625
Net income	23,344	25,646
Balance at end of period	761,266	742,271

Accumulated Other Comprehensive Income (Loss), net of tax:
Balance at beginning of period	(27,749)	(18,351)
Other comprehensive income, net of tax	30,391	7,140
Balance at end of period	2,642	(11,211)

Total stockholders' equity	$1,749,167	$1,705,750

The accompanying notes are an integral part of these statements.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The Consolidated Financial Statements (unaudited) of First BanCorp. (the “Corporation”) have been prepared in conformity with the accounting policies stated in the Corporation’s Audited Consolidated Financial Statements included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2015. Certain information and note disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted from these statements pursuant to the rules and regulations of the SEC and, accordingly, these financial statements should be read  in conjunction with the Audited Consolidated Financial Statements of the Corporation for the year ended December 31, 2015, which are included in the Corporation’s 2015 Annual Report on Form 10-K. All adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the statement of financial position, results of operations and cash flows for the interim periods have been reflected. All significant intercompany accounts and transactions have been eliminated in consolidation.

The results of operations for the quarter ended March 31, 2016 are not necessarily indicative of the results to be expected for the entire year.

Adoption of new accounting requirements and recently issued but not yet effective accounting requirements

The Financial Accounting Standards Board (“FASB”) has issued the following accounting pronouncements and guidance relevant to the Corporation’s operations:

In May 2014, the FASB updated the Accounting Standards Codification (the “Codification” or the “ASC”) to create a new, principles-based revenue recognition framework. The Update is the culmination of efforts by the FASB and the International Accounting Standards Board to develop a common revenue standard for GAAP and International Financial Reporting Standards. The core principal of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance describes a 5-step process that entities can apply to achieve the core principle of revenue recognition and requires disclosures sufficient to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers and the significant judgments used in determining that information. The new framework is effective for public business entities for annual periods beginning after December 15, 2017, including interim periods within those reporting periods, as a result of the FASB’s recent amendment to the standard to defer the effective date by one year.  Early adoption is permitted for interim periods beginning after December 15, 2016. The Corporation is currently evaluating the impact that the adoption of this guidance will have on the presentation and disclosures in its financial statements.

In June 2014, the FASB updated the Codification to provide guidance for determining compensation cost when an employee’s compensation award is eligible to vest regardless of whether the employee is rendering service on the date the performance target is achieved. This Update is effective for annual and interim periods beginning after December 15, 2015. The adoption of this guidance did not have an impact on the Corporation’s financial statements.

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

In January 2015, the FASB updated the Codification to eliminate from GAAP the concept of extraordinary items as part of its initiative to reduce complexity in accounting standards (the Simplification Initiative).  Under current GAAP, an event or transaction is presumed to be an ordinary and usual activity of the reporting entity unless evidence clearly supports its classification as an extraordinary item. In order to be classified as an extraordinary item, the event or transaction must be: (i) unusual in nature and (ii) infrequent in occurrence.  Before the Update was issued, an entity was required to segregate these items from the results of ordinary operations and show the items separately in the income statement, net of tax, after income from continuing operations. This Update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The adoption of this guidance did not have an impact on the Corporation’s financial statements.

In February 2015, the FASB updated the Codification to eliminate the deferral of the requirements of Accounting Standards Update (“ASU”) No. 2009-17 for certain interests in investment funds and provide a scope for exception for certain investments in money market funds. While the Update is aimed at asset managers, it will affect all reporting entities involved with limited partnerships or similar entities. In some cases, consolidation conclusions will change. In other cases, reporting entities will need to provide additional disclosure about entities that currently are not considered Variable Interest Entities (“VIEs”) but will be considered VIEs under the new guidance when they have a variable interest in those VIEs.  Regardless of whether conclusions change or additional disclosure requirements are triggered, reporting entities will need to re-evaluate limited partnerships and similar entities for consolidation and revise their documentation. For public business entities, the Update is effective for annual and interim periods beginning after December 15, 2015. A reporting entity must apply the amendments retrospectively. The adoption of this guidance did not have an impact on the Corporation’s financial statements.

In April 2015, the FASB updated the Codification to clarify that customers should determine whether a cloud computing arrangement includes the license of software by applying the same guidance cloud service providers use to make this determination. Examples of cloud computing arrangements include software as a service, platform as a service, infrastructure as a service and other hosting arrangements. If a hosting arrangement includes a software license for internal use software, the software license should be accounted for by the customer under ASC 350-40. A license of software other than internal use software would be accounted for by the customer under other GAAP (e.g., a research and development cost and software to be sold, leased or otherwise marketed). A software license included in a hosting arrangement would be accounted for separately from any service contract in the arrangement. Hosting arrangements that do not include software licenses should be accounted for as service contracts. The Update also eliminates the existing requirement for customers to account for software licenses they acquire by analogizing to the guidance on leases. Instead, customers will account for software licenses that are in the scope of ASC 350-40 in the same manner as licenses of other intangible assets. Entities have the option of applying the guidance (1) prospectively to all arrangements entered into or materially modified after the effective date or (2) retrospectively. Entities that elect prospective application are required to disclose the reason for the change in accounting principle, the transition method, and a description of the financial statement line items affected by the change. Entities that elect retrospective application must disclose the information required by ASC 250. For public business entities, the guidance is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. The adoption of this guidance did not have an impact on the Corporation’s financial statements.

In May 2015, the FASB updated the Codification to provide guidance on disclosures for investments in certain entities that calculate net asset value (NAV) per share (or its equivalent). This Update removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient and modifies certain disclosure requirements. This guidance is effective for interim and annual reporting periods in fiscal years beginning after December 31, 2015, and requires retrospective adoption. The adoption of this pronouncement did not have an impact on the Corporation’s financial statements.

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

    In January 2016, the FASB updated the Codification to require an entity to: (i) measure equity investments at fair value through net income, with certain exceptions, (ii) present in other comprehensive income (“OCI”) the changes in instrument-specific credit risk for financial liabilities measured using the fair value option, (iii) present financial assets and financial liabilities by measurement category and form of financial asset, (iv) calculate the fair value of financial instruments for disclosure purposes based on an exit price, and (v) assess a valuation allowance on deferred tax assets related to unrealized losses of available-for-sale debt securities in combination with other deferred tax assets. The Update provides an election to subsequently measure certain nonmarketable equity investments at cost less any impairment, adjusted for certain observable price changes. The Update also requires a qualitative impairment assessment of such equity investments and amends certain fair value disclosure requirements. For public companies, the Update is effective for fiscal years beginning after December 15, 2017. Early adoption is only permitted for the provision related to instrument-specific credit risk and the fair value disclosure exemption provided to nonpublic entities. The Corporation is currently evaluating the impact of the adoption of this guidance on its consolidated financial statements.

In February 2016, the FASB updated the Codification to provide guidance for the financial reporting about leasing transactions. Under the new guidance, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP, which requires only capital leases to be recognized on the balance sheet, the guidance will require both types of leases to be recognized on the balance sheet. The guidance will also require disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative disclosures intended to provide additional information about the amounts recorded in the financial statements. The guidance on leases will take effect for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early application is permitted. The Corporation is currently evaluating the impact of the adoption of this guidance on its consolidated financial statements.

  In March 2016, the FASB updated the Codification to simplify certain aspects of the accounting for share-based payment transactions. The main provisions in this Update include: (i) recognition of all tax benefits and tax deficiencies (including tax benefits of dividends on share-base payment awards) as income tax expense or benefit in the income statement, (ii) classification of the excess tax benefit along with other income tax cash flows as an operating activity, (iii) an entity-wide accounting policy election to either estimate the number of awards that are expected to vest (current GAAP) or account for forfeitures when they occur, (iv) a threshold to qualify for equity classification which permits withholding up to the maximum statutory tax rates in the applicable jurisdictions, (v) classification of cash paid by an employer as a financing activity when the payment results from the withholding of shares for tax withholding purposes. In addition to those simplifications, the amendments eliminate the guidance in ASC 718 that was indefinitely deferred shortly after the issuance of FASB Statement No. 123 (revised 2004), Share-Based Payment. This should not result in a change in practice because the guidance that is being superseded was never effective. For public business entities, the amendments in this Update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Corporation is currently evaluating the impact of the adoption of this guidance on its consolidated financial statements.

In March 2016, the FASB updated the Codification to require an equity method investor to add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. Therefore, upon qualifying for the equity method of accounting, no retroactive adjustment of the investment is required. Also, this Update requires that an entity that has an available-for sale equity security that becomes qualified for the equity method of accounting recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method. The amendments in this Update are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The amendments should be applied prospectively upon their effective date to increases in the level of ownership interest or degree of influence that result in the adoption of the equity method. Earlier application is permitted. The Corporation is currently evaluating the impact of the adoption of this guidance, if any, on its consolidated financial statements.

NOTE 2 – EARNINGS PER COMMON SHARE

The calculations of earnings per common share for the quarters ended on March 31, 2016 and 2015 are as follows:

	Quarter Ended
	March 31,	March 31,
	2016	2015
(In thousands, except per share information)
Net income	$23,344	$25,646
Net income attributable to common stockholders	$23,344	$25,646

Weighted-Average Shares:
Average common shares outstanding	212,348	210,686
Average potential dilutive common shares	926	2,060
Average common shares outstanding-assuming dilution	213,274	212,746

Earnings per common share:
Basic	$0.11	$0.12
Diluted	$0.11	$0.12

Earnings per common share is computed by dividing net income attributable to common stockholders by the weighted-average number of common shares issued and outstanding. Net income attributable to common stockholders represents net income adjusted for any preferred stock dividends, including any dividends declared, and any cumulative dividends related to the current dividend period that have not been declared as of the end of the period.

Potential common shares consist of common stock issuable under the assumed exercise of stock options, unvested shares of restricted stock, and outstanding warrants using the treasury stock method. This method assumes that the potential common shares are issued and the proceeds from the exercise, in addition to the amount of compensation cost attributable to future services, are used to purchase common stock at the exercise date. The difference between the numbers of potential shares issued and the shares purchased is added as incremental shares to the actual number of shares outstanding to compute diluted earnings per share. Stock options, unvested shares of restricted stock, and outstanding warrants that result in lower potential shares issued than shares purchased under the treasury stock method are not included in the computation of dilutive earnings per share since their inclusion would have an antidilutive effect on earnings per share. Stock options not included in the computation of outstanding shares because they were antidilutive amounted to 39,855 and 69,848 for the quarters ended March 31, 2016 and 2015, respectively.

NOTE 3 – STOCK-BASED COMPENSATION

As of January 21, 2007, the Corporation’s 1997 stock option plan expired and no additional awards could be granted under that plan.  All outstanding awards granted under this plan have continued in full force and effect since then, subject to their original terms. No awards of shares could be granted under the 1999 stock option plan as of its expiration.

The activity of stock options granted under the 1997 stock option plan for the quarter ended March 31, 2016 is set forth below:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)

Beginning of period outstanding
and exercisable	69,848	$160.30
Options expired	(29,993)	190.07
End of period outstanding and
exercisable	39,855	$137.89	0.8	$-

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

    Under the Omnibus Plan, during the first quarter of 2016, the Corporation awarded 1,785,137 shares of restricted stock to employees subject to a vesting period of two years. Included in those 1,785,137 shares of restricted stock are 1,546,137  shares granted to certain senior officers consistent with the requirements of the Troubled Asset Relief Program (“TARP”) Interim Final Rule, which permit TARP recipients to grant “long-term restricted stock” without violating the prohibition on paying or accruing a bonus payment provided that: (i) the value of the grant may not exceed one-third of the amount of the employee’s annual compensation, (ii) no portion of the grant may vest before two years after the grant date, and (iii) the grant must be subject to a further restriction on transfer or payment as described below. Specifically, the stock that has otherwise vested may not become transferable at any time earlier than as permitted under the schedule set forth by TARP, which is based on the repayment in 25% increments of the aggregate financial assistance received from the U.S. Treasury. Hence, notwithstanding the vesting period mentioned above, the senior officers covered by TARP are restricted from transferring the shares. The U.S. Treasury confirmed that, effective March 2014, it has recovered more than a 25% of its investment in First BanCorp. Therefore, the restriction on transfer relating to 25% of the shares granted under TARP requirements was released.

     The fair value of the shares of restricted stock granted in the first quarter of 2016 was based on the market price of the Corporation’s outstanding common stock on the date of the grant. For the 1,546,137 shares of restricted stock granted under the TARP requirements, the market price was discounted due to TARP transferability restrictions. For purposes of determining the awards’ fair value, the Corporation estimated an appreciation of 14% in the value of the common stock using the Capital Asset Pricing Model as a basis of what would be a market participant’s expected return on the Corporation’s stock and assumed that the U.S. Treasury would hold the common stock of the Corporation that it currently owns for a period not to exceed two years, resulting in a fair value of $1.43 for restricted shares granted under the TARP requirements. Also, the Corporation used empirical data to estimate employee terminations; separate groups of employees that have similar historical exercise behavior were considered separately for valuation purposes.

   The following table summarizes the restricted stock activity in the first quarter of 2016 under the Omnibus Plan for both executive officers covered by the TARP requirements and other employees as well as for the independent directors:

	Quarter Ended
	March 31, 2016
	Number of
	shares of	Weighted-Average
	restricted	Grant Date
	stock	Fair Value

Non-vested shares at beginning of period	2,968,461	$3.34
Granted	1,785,137	1.62
Vested	(377,747)	3.35
Non-vested shares at March 31, 2016	4,375,851	$2.64

    For the quarters ended March 31, 2016 and 2015, the Corporation recognized $0.9 million and $1.0 million, respectively, of stock-based compensation expense related to restricted stock awards. As of March 31, 2016, there was $5.9 million of total unrecognized compensation cost related to non-vested shares of restricted stock. The weighted average period over which the Corporation expects to recognize such cost is 1.8 years.

   During the first quarter of 2015, 30,068 shares of restricted stock were awarded to one of the Corporation’s independent directors subject to vesting periods that range from 1 to 5 years. In addition, in the first quarter of 2015, the Corporation issued 791,464 shares of restricted stock subject to vesting periods that range from 3 months to 3 years. Included in those 791,464 shares of restricted stock are 615,464 shares granted to certain senior officers consistent with the requirements of TARP. The employees covered by TARP are restricted from transferring the shares, subject to certain conditions as explained above.

  The fair value of the shares of restricted stock granted in the first quarter of 2015 was based on the market price of the Corporation’s outstanding common stock on the date of the grant. For the 615,464 shares of restricted stock granted under the TARP requirements, the market price was discounted due to the post-vesting restrictions. For purposes of computing the discount, the Corporation estimated an appreciation of 14% in the value of the common stock using the Capital Asset Pricing Model as a basis of what would be a market participant’s expected return on the Corporation’s stock and assumed that the U.S. Treasury would hold the common stock of the Corporation that it owned as of the date of the grants for a period not to exceed one year, resulting in a fair value of $3.18 for restricted shares granted under the TARP requirements.

Stock-based compensation accounting guidance requires the Corporation to reverse compensation expense for any awards that are forfeited due to employee or director turnover. Approximately $26 thousand of compensation expense was reversed during the first quarter of 2015, related to forfeited awards. No forfeitures occurred during the first quarter of 2016.

   Also, under the Omnibus Plan, effective April 1, 2013, the Corporation’s Board of Directors determined to increase the salary amounts paid to certain executive officers primarily by paying the increased salary amounts in the form of shares of the Corporation’s common stock, instead of cash. During the first quarter of 2016, the Corporation issued 252,841 shares of common stock (first quarter of 2015 – 80,234 shares) with a weighted average market value of $2.70 (first quarter of 2015 - $6.02) as salary stock compensation. This resulted in a compensation expense of $0.7million recorded in the first quarter of 2016 (first quarter of 2015 - $0.4 million).

  For the quarter ended March 31, 2016, the Corporation withheld 79,954 shares (first quarter of 2015 – 28,183 shares) from the common stock paid to certain senior officers as additional compensation and 35,167 shares of the restricted stock that vested during the first quarter of 2016 (first quarter of 2015 – 22,525 shares) to cover employees’ payroll and income tax withholding liabilities; these shares are held as treasury shares. The Corporation paid any fractional share of salary stock that the officer was entitled to in cash. In the consolidated financial statements, the Corporation treats shares withheld for tax purposes as common stock repurchases.

NOTE 4 – INVESTMENT SECURITIES

Investment Securities Available for Sale

The amortized cost, non-credit loss component of other-than-temporary impairment (“OTTI”) recorded in other comprehensive income (“OCI”), gross unrealized gains and losses recorded in OCI, approximate fair value, and weighted average yield of investment securities available for sale by contractual maturities as of March 31, 2016 and December 31, 2015 were as follows:

	March 31, 2016
	Amortized cost	Noncredit Loss Component of OTTI Recorded in OCI	Gross		Fair value	Weighted average yield%
			Unrealized
			gains	losses
(Dollars in thousands)

U.S. Treasury securities:
After 1 to 5 years	$7,525	$-	$-	$7	$7,518	0.57

Obligations of U.S.
government-sponsored
agencies:
Due within one year	14,626	-	10	-	14,636	0.68
After 1 to 5 years	385,103	-	2,148	-	387,251	1.32
After 5 to 10 years	51,089	-	1,131	-	52,220	2.42
After 10 years	13,930	-	14	20	13,924	0.84

Puerto Rico Government
obligations:
After 1 to 5 years	21,423	11,501	-	-	9,922	4.38
After 5 to 10 years	855	-	1	-	856	5.20
After 10 years	21,141	3,962	147	1,656	15,670	5.38

United States and Puerto
Rico Government
obligations	515,692	15,463	3,451	1,683	501,997	1.69

Mortgage-backed securities:
FHLMC certificates:
After 5 to 10 years	321	-	31	-	352	4.95
After 10 years	277,487	-	4,063	5	281,545	2.15
	277,808	-	4,094	5	281,897	2.15

GNMA certificates:
Due within one year	1	-	-	-	1	1.78
After 1 to 5 years	100	-	4	-	104	4.29
After 5 to 10 years	112,732	-	2,839	-	115,571	3.07
After 10 years	157,658	-	13,095	6	170,747	4.38
	270,491	-	15,938	6	286,423	3.83
FNMA certificates:
After 1 to 5 years	30,223	-	63	21	30,265	1.50
After 5 to 10 years	21,429	-	835	-	22,264	2.73
After 10 years	744,660	-	11,641	-	756,301	2.35
	796,312	-	12,539	21	808,830	2.33

Other mortgage pass-through
trust certificates:
After 5 to 10 years	89	-	-	-	89	7.26
After 10 years	32,962	8,457	-	-	24,505	2.34
	33,051	8,457	-	-	24,594	2.34
Total mortgage-backed
securities	1,377,662	8,457	32,571	32	1,401,744	2.59

Other
After 1 to 5 years	100	-	-	-	100	1.50

Equity securities (1)	408	-	6	-	414	-

Total investment securities
available for sale	$1,893,862	$23,920	$36,028	$1,715	$1,904,255	2.34

__________
(1)		Equity securities consisted of investment in a Community Reinvestment Act Qualified Investment Fund.

	December 31, 2015
	Amortized cost	Noncredit Loss Component of OTTI Recorded in OCI	Gross		Fair value	Weighted average yield%
			Unrealized
			gains	losses
(Dollars in thousands)

U.S. Treasury securities:
After 1 to 5 years	$7,530	$-	$-	$33	$7,497	0.57

Obligations of U.S.
government-sponsored
agencies:
Due within one year	14,624	-	4	10	14,618	0.68
After 1 to 5 years	384,323	-	174	4,305	380,192	1.32
After 5 to 10 years	58,150	-	343	242	58,251	2.34

Puerto Rico Government
obligations:
After 1 to 5 years	25,663	14,662	-	-	11,001	4.38
After 5 to 10 years	855	-	-	-	855	5.20
After 10 years	23,162	5,255	134	1,680	16,361	5.40

United States and Puerto
Rico Government
obligations	514,307	19,917	655	6,270	488,775	1.75

Mortgage-backed securities:
FHLMC certificates:
After 5 to 10 years	336	-	31	-	367	4.95
After 10 years	287,711	-	1,073	1,706	287,078	2.14
	288,047	-	1,104	1,706	287,445	2.15

GNMA certificates:
Due within one year	2	-	-	-	2	1.70
After 1 to 5 years	109	-	5	-	114	4.26
After 5 to 10 years	120,298	-	3,182	-	123,480	3.07
After 10 years	165,175	-	12,822	20	177,977	4.38
	285,584	-	16,009	20	301,573	3.83
FNMA certificates:
After 1 to 5 years	2,552	-	74	-	2,626	3.32
After 5 to 10 years	21,557	-	433	233	21,757	2.73
After 10 years	759,247	-	5,628	6,063	758,812	2.34
	783,356	-	6,135	6,296	783,195	2.35

Other mortgage pass-through
trust certificates:
After 5 to 10 years	92	-	1	-	93	7.26
After 10 years	34,905	9,691	-	-	25,214	2.26
	34,997	9,691	1	-	25,307	2.26
Total mortgage-backed
securities	1,391,984	9,691	23,249	8,022	1,397,520	2.61

Other
After 1 to 5 years	100	-	-	-	100	1.50

Total investment securities
available for sale	$1,906,391	$29,608	$23,904	$14,292	$1,886,395	2.38

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

The following tables show the Corporation’s available-for-sale investments’ fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of March 31, 2016 and December 31, 2015. The tables also include debt securities for which an OTTI was recognized and only the amount related to a credit loss was recognized in earnings. Unrealized losses for which OTTI was recognized, the related credit loss was charged against the amortized cost basis of the debt security.

	As of March 31, 2016
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)
Debt securities:
Puerto Rico Government obligations	$-	$-	$21,243	$17,119	$21,243	$17,119
U.S. Treasury and U.S. government agencies
obligations	17,764	27	-	-	17,764	27
Mortgage-backed securities:
FNMA	28,015	21	-	-	28,015	21
FHLMC	-	-	922	5	922	5
GNMA	-	-	1,055	6	1,055	6
Other mortgage pass-through
trust certificates	-	-	24,505	8,457	24,505	8,457
Equity securities	1	-	-	-	1	-
	$45,780	$48	$47,725	$25,587	$93,505	$25,635

	As of December 31, 2015
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)
Debt securities:
Puerto Rico Government obligations	$-	$-	$23,008	$21,597	$23,008	$21,597
U.S. Treasury and U.S. government agencies
obligations	198,243	929	210,504	3,661	408,747	4,590
Mortgage-backed securities:
FNMA	437,305	4,516	88,013	1,780	525,318	6,296
FHLMC	141,890	1,338	19,306	368	161,196	1,706
GNMA	1,047	20	-	-	1,047	20
Other mortgage pass-through
trust certificates	-	-	25,214	9,691	25,214	9,691
	$778,485	$6,803	$366,045	$37,097	$1,144,530	$43,900

Assessment for OTTI

Debt securities issued by U.S. government agencies, U.S. government-sponsored entities and the U.S. Treasury accounted for approximately 97% of the total available-for-sale portfolio as of March 31, 2016 and no credit losses are expected, given the explicit and implicit guarantees provided by the U.S. federal government.  The Corporation’s OTTI assessment was concentrated mainly on Puerto Rico Government debt securities, with an amortized cost of $43.4 million, and on private label mortgage-backed securities (“MBS”) with an amortized cost of $33.0 million for which credit losses are evaluated on a quarterly basis.  The Corporation considered the following factors in determining whether a credit loss exists and the period over which the debt security is expected to recover:

•         The length of time and the extent to which the fair value has been less than the amortized cost basis;

•         Any adverse change to the credit conditions and liquidity of the issuer, taking into consideration the latest information available about the financial condition of the issuer, credit ratings, the failure of the issuer to make scheduled principal or interest payments, recent legislation and government actions affecting the issuer’s industry and actions taken by the issuer to deal with the present economic climate;

•         Changes in the near term prospects of the underlying collateral of a security, if any, such as changes in default rates, loss severity given default, and significant changes in prepayment assumptions; and

•         The level of cash flows generated from the underlying collateral, if any, supporting the principal and interest payments of the debt securities.

The Corporation recorded OTTI losses on available-for-sale debt securities as follows:

	Quarter ended March 31,
	2016	2015
(In thousands)
Total other-than-temporary impairment losses	$(1,845)	$-
Portion of other-than-temporary impairment recognized in OCI	(4,842)	(156)
Net impairment losses recognized in earnings (1)(2)	$(6,687)	$(156)
_________

(1) For the quarter ended March 31, 2016, approximately $6.3 million of the credit impairment recognized in earnings consisted of credit losses on Puerto Rico Government debt securities and $0.4 million was associated with credit losses on private label MBS.

(2) The $0.2 million credit impairment recognized in earnings in the first quarter of 2015 was associated with private label MBS.

The following tables summarize the roll-forward of credit losses on debt securities held by the Corporation for which a portion of an OTTI is recognized in OCI:

	Cumulative OTTI credit losses recognized in earnings on securities still held
		Credit impairments
	December 31,	recognized in earnings on	March 31,
	2015	securities that have been	2016
	Balance	previously impaired	Balance
(In thousands)
Available-for-sale securities
Puerto Rico Government obligations	$15,889	$6,300	$22,189
Private label MBS	6,405	387	6,792
Total OTTI credit losses for available-for-sale
debt securities	$22,294	$6,687	$28,981

	Cumulative OTTI credit losses recognized in earnings on securities still held
		Credit impairments
	December 31,	recognized in earnings on	March 31,
	2014	securities that have been	2015
	Balance	previously impaired	Balance
(In thousands)
Available for sale securities
Private label MBS	$5,777	$156	$5,933

During the first quarter of 2016, the Corporation recorded a $6.3 million OTTI charge on three Puerto Rico Government debt securities held by the Corporation as part of its available-for-sale securities portfolio, specifically bonds of the GDB and the Puerto Rico Public Buildings Authority. This is the third OTTI charge on these securities recorded since June 30, 2015, as OTTI charges of $12.9 million and $3.0 million were booked in the second and fourth quarters of 2015, respectively.

   During the first quarter of 2016, in consideration of the latest available information about the Puerto Rico Government’s financial condition, including the enactment of a debt moratorium law and the declaration of a state of emergency at the GDB as well as issuance of exchange proposals with the Commonwealth’s creditors related to its outstanding bond obligations, the Corporation applied a discounted cash flow analysis to its Puerto Rico Government debt securities in order to calculate the cash flows expected to be collected and to determine if any portion of the decline in market value of these securities was considered a credit-related other-than-temporary impairment.  The analysis derives an estimate of value based on the present value of risk-adjusted cash flows of the underlying securities and included the following components:

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

The discounted risk-adjusted cash flow analysis for the three Puerto Rico Government bonds mentioned above assumed a default probability of 100%, thus reflecting that it is more likely than not that these three bonds will default during their remaining terms. Based on this analysis, the Corporation determined that it is unlikely to receive all the remaining contractual interest and principal amounts when due on these bonds and recorded, in the first quarter of 2016, other-than-temporary credit-related impairment charges amounting to $6.3 million, assuming recovery rates ranging from 35% to 80% (weighted average of 61%).

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

     In addition, during the first quarter of 2016, the Corporation recorded a $0.4 million credit-related impairment loss associated with private label MBS, which are collateralized by fixed-rate mortgages on single-family residential properties in the United States. The interest rates on these private-label MBS is variable, tied to 3-month LIBOR and limited to the weighted-average coupon of the underlying collateral. The underlying mortgages are fixed-rate, single-family loans with original high FICO scores (over 700) and moderate original loan-to-value ratios (under 80%), as well as moderate delinquency levels.

Based on the expected cash flows derived from the model, and since the Corporation does not have the intention to sell the securities and has sufficient capital and liquidity to hold these securities until a recovery of the fair value occurs, only the credit loss component was reflected in earnings.  Significant assumptions in the valuation of the private label MBS were as follows:

	March 31, 2016		December 31, 2015
	Weighted		Weighted
	Average	Range	Average	Range

Discount rate	14.5%	14.5%	14.5%	14.5%
Prepayment rate	30%	21.45% - 100.00%	28%	15.92% - 100.00%
Projected Cumulative Loss Rate	7%	0.50% - 80.00%	7%	0.18% - 80.00%

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

As of March 31, 2016 and December 31, 2015, the Corporation had investments in FHLB stock with a book value of $31.3 million. The net realizable value is a reasonable proxy for the fair value of these instruments. Dividend income from FHLB stock for each of the quarters ended March 31, 2016 and 2015 was $0.3 million.

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

The Corporation has other equity securities that do not have a readily available fair value. The carrying value of such securities as of March 31, 2016 and December 31, 2015 was $1.0 million and $0.9 million, respectively.

NOTE 6 – LOANS HELD FOR INVESTMENT

The following provides information about the loan portfolio held for investment:

	As of	As of
	March 31,	December 31,
	2016	2015
(In thousands)

Residential mortgage loans, mainly secured by first mortgages	$3,330,945	$3,344,719

Commercial loans:
Construction loans	146,129	156,195
Commercial mortgage loans	1,524,491	1,537,806
Commercial and Industrial loans (1)	2,343,416	2,407,996
Total Commercial loans	4,014,036	4,101,997

Finance leases	230,801	229,165

Consumer loans	1,555,560	1,597,984

Loans held for investment	9,131,342	9,273,865

Allowance for loan and lease losses	(238,125)	(240,710)

Loans held for investment, net	$8,893,217	$9,033,155

__________
(1)	As of March 31, 2016 and December 31, 2015, includes $1.0 billion of commercial loans that are secured by real estate but are not dependent upon the real estate for repayment.

Loans held for investment on which accrual of interest income had been discontinued as of the indicated dates were as follows:
	As of	As of
(In thousands)	March 31,	December 31,
	2016	2015
Non-performing loans:
Residential mortgage	$172,890	$169,001
Commercial mortgage	182,763	51,333
Commercial and Industrial	137,896	137,051
Construction:
Land	12,082	12,174
Construction-commercial	39,037	39,466
Construction-residential	2,917	2,996
Consumer:
Auto loans	15,038	17,435
Finance leases	2,136	2,459
Other consumer loans	10,177	10,858
Total non-performing loans held for investment (1)(2)(3)	$574,936	$442,773

_______________

(1)	As of March 31, 2016 and December 31, 2015, excludes $8.1 million of non-performing loans held for sale.

(2)

Amount excludes purchased-credit impaired ("PCI") loans with a carrying value of approximately $172.3 million and $173.9 million as of March 31, 2016 and December 31, 2015, respectively, primarily mortgage loans acquired from Doral Bank in the first quarter of 2015 and from Doral Financial in the second quarter of 2014, as further discussed below. These loans are not considered non-performing due to the application of the accretion method, under which these loans will accrete interest income over the remaining life of the loans using an estimated cash flow analysis.

(3)

Non-performing loans exclude $413.4 million and $414.9 million of Troubled Debt Restructuring ("TDR") loans that are in compliance with the modified terms and in accrual status as of March 31, 2016 and December 31, 2015, respectively.

Loans in Process of Foreclosure

    As of March 31, 2016, the recorded investment of residential mortgage loans collateralized by residential real estate property that are in the process of foreclosure amounted to $153.5 million. The Corporation commences the foreclosure process on residential real estate loans when a borrower becomes 120 days delinquent in accordance with the guidelines of the Consumer Financial Protection Bureau (CFPB). Foreclosure procedures and timelines vary depending on whether the property is located in a judicial or non-judicial state. Judicial states (Puerto Rico) require the foreclosure to be processed through the state’s court while foreclosures in non-judicial states are processed without court intervention. Foreclosure timelines vary according to state law and Investor Guidelines. Occasionally foreclosures may be delayed due to mandatory mediations, bankruptcy, court delays and title issues, among other reasons.

The Corporation’s aging of the loans held for investment portfolio is as follows:

As of March 31, 2016
(In thousands)	30-59 Days Past Due	60-89 Days Past Due	90 days or more Past Due (1)	Total Past Due	Purchased Credit-Impaired Loans	Current	Total loans held for investment	90 days past due and still accruing (2)
Residential mortgage:
FHA/VA and other government-guaranteed
loans (2)(3)(4)	$-	$5,338	$84,217	$89,555	$-	$47,149	$136,704	$84,217
Other residential mortgage loans (4)	-	94,576	189,615	284,191	169,190	2,740,860	3,194,241	16,725
Commercial:
Commercial and Industrial loans	12,079	6,943	144,311	163,333	-	2,180,083	2,343,416	6,415
Commercial mortgage loans (4)	-	10,408	211,576	221,984	3,142	1,299,365	1,524,491	28,813
Construction:
Land (4)	-	241	12,533	12,774	-	34,051	46,825	451
Construction-commercial	-	-	54,460	54,460	-	26,754	81,214	15,423
Construction-residential (4)	-	-	5,948	5,948	-	12,142	18,090	3,031
Consumer:
Auto loans	61,558	13,489	15,038	90,085	-	814,249	904,334	-
Finance leases	8,993	2,116	2,136	13,245	-	217,556	230,801	-
Other consumer loans	10,287	6,044	14,059	30,390	-	620,836	651,226	3,882
Total loans held for investment	$92,917	$139,155	$733,893	$965,965	$172,332	$7,993,045	$9,131,342	$158,957
_____________
(1)

Includes non-performing loans and accruing loans that are contractually delinquent 90 days or more (i.e., FHA/VA guaranteed loans and credit cards). Credit card loans continue to accrue finance charges fees until charged-off at 180 days.

(2)

It is the Corporation's policy to report delinquent residential mortgage loans insured by the FHA or guaranteed by the VA as past-due loans 90 days and still accruing as opposed to non-performing loans since the  principal repayment is insured. These balances include $34.9 million of residential mortgage loans insured by the FHA or guaranteed by the VA which are over 15 months delinquent, and are no longer accruing interest as of March 31, 2016.

(3)

As of March 31, 2016, includes $40.0 million of defaulted loans collateralizing Government National Mortgage Association ("GNMA") securities for which the Corporation has an unconditional option (but not an obligation) to repurchase the defaulted loans.

(4)

According to the Corporation's delinquency policy and consistent with the instructions for the preparation of the Consolidated Financial Statements for Bank Holding Companies (FR Y-9C) required by the  Federal Reserve Board, residential mortgage, commercial mortgage, and construction loans are considered past due when the borrower is in arrears two or more monthly payments. FHA/VA government-guaranteed loans, other residential mortgage loans, commercial mortgage loans, land loans, construction-commercial and construction-residential loans past due 30-59 days as of March 31, 2016 amounted to $10.0 million, $155.9 million, $74.8 million, $0.5 million, $5.2 million and $0.7 million, respectively.

As of December 31, 2015
(In thousands)	30-59 Days Past Due	60-89 Days Past Due	90 days or more Past Due (1)	Total Past Due	Purchased Credit- Impaired Loans	Current	Total loans held for investment	90 days past due and still accruing (2)
Residential mortgage:
FHA/VA and other government-guaranteed
loans (2)(3)(4)	$-	$6,048	$90,168	$96,216	$-	$46,925	$143,141	$90,168
Other residential mortgage loans (4)	-	90,406	185,018	275,424	170,766	2,755,388	3,201,578	16,017
Commercial:
Commercial and Industrial loans	5,577	6,412	150,893	162,882	-	2,245,114	2,407,996	13,842
Commercial mortgage loans (4)	-	24,729	63,805	88,534	3,147	1,446,125	1,537,806	12,472
Construction:
Land (4)	-	161	12,350	12,511	-	39,363	51,874	176
Construction-commercial	-	11,722	39,466	51,188	-	32,142	83,330	-
Construction-residential (4)	-	-	6,042	6,042	-	14,949	20,991	3,046
Consumer:
Auto loans	70,836	16,787	17,435	105,058	-	829,922	934,980	-
Finance leases	7,664	3,100	2,459	13,223	-	215,942	229,165	-
Other consumer loans	9,462	5,524	15,124	30,110	-	632,894	663,004	4,266
Total loans held for investment	$93,539	$164,889	$582,760	$841,188	$173,913	$8,258,764	$9,273,865	$139,987
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

(4)

According to the Corporation's delinquency policy and consistent with the instructions for the preparation of the Consolidated Financial Statements for Bank Holding Companies (FR Y-9C) required by the  Federal Reserve Board, residential mortgage, commercial mortgage, and construction loans are considered past due when the borrower is in arrears two or more monthly payments.  FHA/VA government guaranteed loans, other residential mortgage loans, commercial mortgage loans, land loans and construction-residential loans past due 30-59 days as of December 31, 2015 amounted to $11.0 million, $162.9 million, $38.6 million, $5.7 million and $0.8 million, respectively.

The Corporation’s credit quality indicators by loan type as of March 31, 2016 and December 31, 2015 are summarized below:

	Commercial Credit Exposure-Credit Risk Profile Based on Creditworthiness Category:
	Substandard	Doubtful	Loss	Total Adversely Classified (1)	Total Portfolio
March 31, 2016
(In thousands)
Commercial mortgage	$213,990	$37,673	$-	$251,663	$1,524,491
Construction:
Land	13,803	-	-	13,803	46,825
Construction-commercial	39,037	-	-	39,037	81,214
Construction-residential	5,949	-	-	5,949	18,090
Commercial and Industrial	186,580	71,706	395	258,681	2,343,416

	Commercial Credit Exposure-Credit Risk Profile Based on Creditworthiness Category:
	Substandard	Doubtful	Loss	Total Adversely Classified (1)	Total Portfolio
December 31, 2015
(In thousands)
Commercial mortgage	$252,941	$140	$-	$253,081	$1,537,806
Construction:
Land	14,035	1	-	14,036	51,874
Construction-commercial	39,466	-	-	39,466	83,330
Construction-residential	2,996	-	-	2,996	20,991
Commercial and Industrial	140,827	71,341	354	212,522	2,407,996
_________
(1)	Excludes $8.1 million as of March 31, 2016 and December 31, 2015, of construction-land non-performing loans held for sale.

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

March 31, 2016	Consumer Credit Exposure-Credit Risk Profile Based on Payment Activity
	Residential Real-Estate		Consumer
	FHA/VA/ Guaranteed (1)	Other residential loans	Auto	Finance Leases	Other Consumer
(In thousands)
Performing	$136,704	$2,852,161	$889,296	$228,665	$641,049
Purchased Credit-Impaired (2)	-	169,190	-	-	-
Non-performing	-	172,890	15,038	2,136	10,177
Total	$136,704	$3,194,241	$904,334	$230,801	$651,226

(1)

 It is the Corporation's policy to report delinquent residential mortgage loans insured by the FHA or guaranteed by the VA as past-due loans 90 days and still accruing as opposed to non-performing loans since the principal repayment is insured. These balances include $34.9 million of residential mortgage loans insured by the FHA or guaranteed by the VA, which are over 15 months delinquent, and are no longer accruing interest as of March 31, 2016.

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

The following tables present information about impaired loans, excluding PCI loans, which are reported separately as discussed below:

Impaired Loans
(In thousands)
	Recorded Investment	Unpaid Principal Balance	Related Specific Allowance	Average Recorded Investment	Interest Income Recognized On Accrual Basis	Interest Income Recognized On Cash Basis
As of March 31, 2016
With no related allowance recorded:
FHA/VA-Guaranteed loans	$-	$-	$-	$-	$-	$-
Other residential mortgage loans	62,899	72,939	-	63,303	92	80
Commercial:
Commercial mortgage loans	35,565	45,358	-	35,982	200	135
Commercial and Industrial Loans	29,230	32,629	-	29,575	-	-
Construction:
Land	-	-	-	-	-	-
Construction-commercial	39,037	40,000	-	39,252	-	-
Construction-residential	3,031	3,031	-	3,039	42	-
Consumer:
Auto loans	-	-	-	-	-	-
Finance leases	-	-	-	-	-	-
Other consumer loans	3,092	3,839	-	2,950	1	38
	$172,854	$197,796	$-	$174,101	$335	$253
With an allowance recorded:
FHA/VA-Guaranteed loans	$-	$-	$-	$-	$-	$-
Other residential mortgage loans	398,707	445,440	16,150	400,571	4,715	437
Commercial:
Commercial mortgage loans	155,686	164,543	36,007	155,782	140	26
Commercial and Industrial Loans	138,930	163,236	18,749	141,502	535	26
Construction:
Land	9,522	13,759	1,059	9,550	9	9
Construction-commercial	-	-	-	-	-	-
Construction-residential	1,348	2,082	143	1,348	-	-
Consumer:
Auto loans	23,475	23,475	7,459	24,049	446	-
Finance leases	2,468	2,468	144	2,563	54	-
Other consumer loans	14,601	14,846	1,784	14,916	373	12
	$744,737	$829,849	$81,495	$750,281	$6,272	$510
Total:
FHA/VA-Guaranteed loans	$-	$-	$-	$-	$-	$-
Other residential mortgage loans	461,606	518,379	16,150	463,874	4,807	517
Commercial:
Commercial mortgage loans	191,251	209,901	36,007	191,764	340	161
Commercial and Industrial Loans	168,160	195,865	18,749	171,077	535	26
Construction:
Land	9,522	13,759	1,059	9,550	9	9
Construction-commercial	39,037	40,000	-	39,252	-	-
Construction-residential	4,379	5,113	143	4,387	42	-
Consumer:
Auto loans	23,475	23,475	7,459	24,049	446	-
Finance leases	2,468	2,468	144	2,563	54	-
Other consumer loans	17,693	18,685	1,784	17,866	374	50
	$917,591	$1,027,645	$81,495	$924,382	$6,607	$763

Impaired Loans
(In thousands)
	Recorded Investment	Unpaid Principal Balance	Related Specific Allowance	Average Recorded Investment
As of December 31, 2015
With no related allowance recorded:
FHA/VA-Guaranteed loans	$-	$-	$-	$-
Other residential mortgage loans	65,495	74,146	-	67,282
Commercial:
Commercial mortgage loans	54,048	66,448	-	54,967
Commercial and Industrial Loans	27,492	29,957	-	28,326
Construction:
Land	-	-	-	-
Construction-commercial	39,466	40,000	-	39,736
Construction-residential	3,046	3,046	-	3,098
Consumer:
Auto loans	-	-	-	-
Finance leases	-	-	-	-
Other consumer loans	2,618	4,300	-	2,766
	$192,165	$217,897	$-	$196,175
With an allowance recorded:
FHA/VA-Guaranteed loans	$-	$-	$-	$-
Other residential mortgage loans	395,173	440,947	21,787	398,790
Commercial:
Commercial mortgage loans	27,479	40,634	3,073	30,518
Commercial and Industrial Loans	143,214	164,050	18,096	148,547
Construction:
Land	9,578	13,758	1,060	9,727
Construction-commercial	-	-	-	-
Construction-residential	1,426	2,180	142	1,476
Consumer:
Auto loans	21,581	21,581	6,653	23,531
Finance leases	2,077	2,077	86	2,484
Other consumer loans	13,816	14,043	1,684	14,782
	$614,344	$699,270	$52,581	$629,855
Total:
FHA/VA-Guaranteed loans	$-	$-	$-	$-
Other residential mortgage loans	460,668	515,093	21,787	466,072
Commercial:
Commercial mortgage loans	81,527	107,082	3,073	85,485
Commercial and Industrial Loans	170,706	194,007	18,096	176,873
Construction:
Land	9,578	13,758	1,060	9,727
Construction-commercial	39,466	40,000	-	39,736
Construction-residential	4,472	5,226	142	4,574
Consumer:
Auto loans	21,581	21,581	6,653	23,531
Finance leases	2,077	2,077	86	2,484
Other consumer loans	16,434	18,343	1,684	17,548
	$806,509	$917,167	$52,581	$826,030

Interest income of approximately $9.7 million ($8.2 million on an accrual basis and $1.5 million on a cash basis) was recognized on impaired loans for the first quarter of 2015.

The following table shows the activity for impaired loans and the related specific reserve during the first quarter of 2016 and 2015:

	Quarter ended
	March 31, 2016	March 31, 2015
Impaired Loans:	(In thousands)
Balance at beginning of period	$806,509	$945,407
Loans determined impaired during the period	157,984	62,933
Charge-offs	(8,352)	(11,715)
Loans sold, net of charge-offs	-	(1,137)
Increases to impaired loans- additional disbursements	1,347	519
Foreclosures	(7,421)	(9,952)
Loans no longer considered impaired	(20,339)	(9,898)
Paid in full or partial payments	(12,137)	(21,176)
Balance at end of period	$917,591	$954,981

	Quarter ended
	March 31, 2016	March 31, 2015
Specific Reserve:	(In thousands)
Balance at beginning of period	$52,581	$55,205
Provision for loan losses	37,266	18,650
Charge-offs	(8,352)	(11,715)
Balance at end of period	$81,495	$62,140

PCI Loans

   The Corporation acquired PCI loans accounted under ASC 310-30 as part of transaction closed on February 27, 2015 in which FirstBank acquired 10 Puerto Rico branches of Doral Bank, and acquired certain assets, including PCI loans, and assumed deposits, through an alliance with Banco Popular of Puerto Rico, which was the successful lead bidder with the FDIC on the failed Doral Bank, as well as other co-bidders. The Corporation also acquired PCI loans in previously completed asset acquisitions which are accounted for under ASC 310-30. These previous transactions include the acquisition from Doral Financial in the second quarter of 2014 of all its rights, title and interest in first and second residential mortgages loans in full satisfaction of secured borrowings owed by such entity to FirstBank, and the acquisition in 2012 of a FirstBank-branded credit card loans portfolio from FIA Card Services (“FIA”).

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

The carrying amount of PCI loans follows:

	March 31,	December 31,
	2016	2015
	(In thousands)
Residential mortgage loans	$169,190	$170,766
Commercial mortgage loans	3,142	3,147
Total PCI loans	$172,332	$173,913
Allowance for loan losses	(4,568)	(3,962)
Total PCI loans, net of allowance for loan losses	$167,764	$169,951

The following tables present PCI loans by past due status as of March 31, 2016 and December 31, 2015:

As of March 31, 2016	30-59 Days	60-89 Days	90 days or more	Total Past Due		Total PCI loans
					Current
	(In thousands)
Residential mortgage loans (1)	$-	$12,999	$24,941	$37,940	$131,250	$169,190
Commercial mortgage loans (1)	-	-	992	992	2,150	3,142
	$-	$12,999	$25,933	$38,932	$133,400	$172,332
_____________
(1)

According to the Corporation's delinquency policy and consistent with the instructions for the preparation of the Consolidated Financial Statements for Bank Holding Companies (FR Y-9C) required by the  Federal Reserve Board, residential mortgage and commercial mortgage loans are considered past due when the borrower is in arrears two or more monthly payments. PCI residential mortgage loans past due 30-59 days as of March 31, 2016 amounted to $23.5 million.

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

Initial Fair Value and Accretable Yield of PCI Loans

At acquisition, the Corporation estimated the cash flows the Corporation expected to collect on PCI loans. Under the accounting guidance for PCI loans, the difference between the contractually required payments and the cash flows expected to be collected at acquisition is referred to as the non-accretable difference. This difference is neither accreted into income nor recorded on the Corporation’s consolidated statement of financial condition. The excess of cash flows expected to be collected over the estimated fair value is referred to as the accretable yield and is recognized in interest income over the remaining life of the loans, using the effective-yield method.

Changes in accretable yield of acquired loans

Subsequent to acquisition, the Corporation is required to periodically evaluate its estimate of cash flows expected to be collected. These evaluations, performed quarterly, require the continued use of key assumptions and estimates, similar to the initial estimate of fair value. Subsequent changes in the estimated cash flows expected to be collected may result in changes in the accretable yield and non-accretable difference or reclassifications from nonaccretable yield to accretable yield. Increases in the cash flows expected to be collected will generally result in an increase in interest income over the remaining life of the loan or pool of loans. Decreases in expected cash flows due to further credit deterioration will generally result in an impairment charge recognized in the Corporation’s provision for loan and lease losses, resulting in an increase to the allowance for loan losses. During the first quarter of 2016, the Corporation increased by $0.6 million to $4.6 million the reserve related to PCI loans acquired from Doral Financial in 2014. The reserve is driven by the revisions to the expected cash flows of the portfolio for the remaining term of the loan pool based on market conditions.

Changes in the accretable yield of PCI loans for the quarters ended March 31, 2016 and 2015 were as follows:

	March 31, 2016	March 31, 2015
	(In thousands)
Balance at beginning of period	$118,385	$82,460
Additions (accretable yield at acquisition
of loans from Doral Bank)	-	38,319
Accretion recognized in earnings	(2,889)	(2,277)
Reclassification to non-accretable	(1,398)	-
Balance at end of period	$114,098	$118,502

Changes in the carrying amount of loans accounted for pursuant to ASC 310-30 follows:

	Quarter ended	Quarter ended
	March 31, 2016	March 31, 2015
	(In thousands)	(In thousands)
Balance at beginning of period	$173,913	$102,604
Additions	-	79,889
Accretion	2,889	2,277
Collections	(4,371)	(3,656)
Foreclosures	(99)	-
Ending balance	$172,332	$181,114
Allowance for loan losses	(4,568)	-
Ending balance, net of allowance for loan losses	$167,764	$181,114

Changes in the allowance for loan losses related to PCI loans follows:

	Quarter ended	Quarter ended
	March 31, 2016	March 31, 2015
	(In thousands)	(In thousands)
Balance at beginning of period	$3,962	$-
Provision for loan losses	606	-
Balance at the end of period	$4,568	$-

The outstanding principal balance of PCI loans, including amounts charged off by the Corporation, amounted to $216.1 million as of March 31, 2016 (December 31, 2015- $218.1 million).

Purchases and Sales of Loans

During the first quarter of 2016, the Corporation purchased $19.1 million of residential mortgage loans consistent with a strategic program established by the Corporation in 2005 to purchase ongoing residential mortgage loan production from mortgage bankers in Puerto Rico. Generally, the loans purchased from mortgage bankers were conforming residential mortgage loans. Purchases of conforming residential mortgage loans provide the Corporation the flexibility to retain or sell the loans, including through securitization transactions, depending upon the Corporation’s interest rate risk management strategies. When the Corporation sells such loans, it generally keeps the servicing of the loans.

In the ordinary course of business, the Corporation sells residential mortgage loans (originated or purchased) to GNMA and government-sponsored entities (“GSEs”) such as Fannie Mae (“FNMA”) and Freddie Mac (“FHLMC”), which generally securitize the transferred loans into mortgage-backed securities for sale into the secondary market. The Corporation sold approximately $38.3 million of performing residential mortgage loans to FNMA and FHLMC during the first quarter of 2016.  Also, during the first quarter of 2016, the Corporation sold $67.7 million of FHA/VA mortgage loans to GNMA, which packages them into mortgage-backed securities. The Corporation’s continuing involvement in these loan sales consists primarily of servicing the loans. In addition, the Corporation agreed to repurchase loans when it breaches any of the representations and warranties included in the sale agreement. These representations and warranties are consistent with the GSEs’ selling and servicing guidelines (i.e., ensuring that the mortgage was properly underwritten according to established guidelines).

For loans sold to GNMA, the Corporation holds an option to repurchase individual delinquent loans issued on or after January 1, 2003 when the borrower fails to make any payment for three consecutive months. This option gives the Corporation the ability, but not the obligation, to repurchase the delinquent loans at par without prior authorization from GNMA.

Under ASC 860, Transfer and Servicing, once the Corporation has the unilateral ability to repurchase the delinquent loan, it is considered to have regained effective control over the loan and is required to recognize the loan and a corresponding repurchase liability on the balance sheet regardless of the Corporation’s intent to repurchase the loan.

During the first quarter of 2016 and 2015, the Corporation repurchased pursuant to its repurchase option with GNMA $8.4 million and $3.0 million, respectively, of loans previously sold to GNMA.  The principal balance of these loans is fully guaranteed and the risk of loss related to the repurchased loans is generally limited to the difference between the delinquent interest payment advanced to GNMA computed at the loan’s interest rate and the interest payments reimbursed by FHA, which are computed at a pre-determined debenture rate.  Repurchases of GNMA loans allow the Corporation, among other things, to maintain acceptable delinquency rates on outstanding GNMA pools and remain as a seller and servicer in good standing with GNMA.  The Corporation generally remediates any breach of representations and warranties related to the underwriting of such loans according to established GNMA guidelines without incurring losses.  The Corporation does not maintain a liability for estimated losses as a result of breaches in representations and warranties.

Loan sales to FNMA and FHLMC are without recourse in relation to the future performance of the loans.  The Corporation repurchased at par loans previously sold to FNMA and FHLMC in the amount of $0.5 million and $0.2 million during the first quarter of 2016 and 2015, respectively. The Corporation’s risk of loss with respect to these loans is also minimal as these repurchased loans are generally performing loans with documentation deficiencies. No losses related to breaches of representations and warranties were incurred in the first quarter of 2016.  Historically, losses experienced on these loans have been immaterial. As a consequence, as of March 31, 2016, the Corporation does not maintain a liability for estimated losses on loans expected to be repurchased as a result of breaches in loan and servicer representations and warranties.

Loan Portfolio Concentration

    The Corporation’s primary lending area is Puerto Rico.  The Corporation’s banking subsidiary, First Bank, also lends in the USVI and BVI markets and in the United States (principally in the state of Florida).  Of the total gross loans held for investment of $9.1 billion as of March 31, 2016, approximately 80% have credit risk concentration in Puerto Rico, 13% in the United States, and 7% in the USVI and BVI.

    As of March 31, 2016, the Corporation had $315.6 million of credit facilities, excluding investment securities, extended to the Puerto Rico government, its municipalities and public corporations, of which $302.2 million was outstanding (book value of $297.2 million), compared to $314.6 million outstanding as of December 31, 2015. In addition, the outstanding balance of facilities granted to the government of the Virgin Islands amounted to $67.4 million as of March 31, 2016, compared to $126.2 million as of December 31, 2015.  Approximately $199.3 million of the granted credit facilities outstanding consisted of loans to municipalities in Puerto Rico whose revenues are independent of the Puerto Rico central government. Municipal debt exposure is secured by ad valorem taxation without limitation as to rate or amount on all taxable property within the boundaries of each municipality. The good faith, credit, and unlimited taxing power of the applicable municipality have been pledged to the repayment of the municipality’s loans. Approximately 88% of the Corporation’s municipality exposure consists primarily of senior priority loans concentrated on five of the largest municipalities on Puerto Rico (San Juan, Carolina, Bayamon, Mayaguez and Guaynabo). These municipalities are required by law to levy special property taxes in such amounts as required for the payment of all their respective general obligation bonds and loans. In addition to municipalities, loans extended to the Puerto Rico Government include $6.9 million of loans to units of the Puerto Rico central government, and approximately $96.0 million ($91.0 million book value) consisted of loans to public corporations that generally receive revenues from the rates they charge for services or products, such as electric power services, including a credit facility extended to the Puerto Rico Electric Power Authority (“PREPA”) with a book value of $69.7 million as of March 31, 2016. The PREPA credit facility was placed in non-accrual status in the first quarter of 2015, and interest payments are recorded on a cost recovery basis.  Major public corporations have varying degrees of independence from the central government and many receive appropriations or other payments from the Puerto Rico government’s general fund. Debt issued by the Puerto Rico central government can either carry the full faith, credit and taxing power of the Commonwealth of Puerto Rico or represent an obligation that is subject to annual budget appropriations.

    Furthermore, as of March 31, 2016, the Corporation had $128.6 million outstanding in financings to the hotel industry in Puerto Rico where the borrower and operations of the underlying collateral are the primary sources of repayment and the Puerto Rico Tourism Development Fund (the “TDF”) provides a secondary guarantee for payment performance, compared to $129.4 million as of December 31, 2015. The TDF is a subsidiary of the GDB that facilitates private-sector financings to Puerto Rico’s hotel industry. The TDF provides guarantees to financings and may provide direct loans. The Corporation placed the $128.6 million exposure to loans guaranteed by the TDF in non-accrual status in the first quarter of 2016.  Recent developments related to the Puerto Rico government’s fiscal situation introduced additional uncertainty regarding TDF’s ability to honor its guarantee, including the enactment on April 6, 2016 of the Puerto Rico Emergency Moratorium and Financial Rehabilitation Act. This Act gives Puerto Rico’s governor emergency powers to deal with the Puerto Rico government’s challenging fiscal situation, including the ability to declare a moratorium on all bonds and other payments. Puerto Rico’s governor issued an executive order intended to protect the GDB’s liquidity by allowing withdrawals only to fund necessary costs for essential services such as health, public safety and education services. Most recently, the GDB paid the scheduled interest payment but defaulted on the principal payment of $367 million notes due on May 1, 2016 and entered into an agreement with credit unions in Puerto Rico to exchange $33 million of notes maturing on May 1, 2016 for newly issued notes with substantially the same terms, but maturing on May 1, 2017.

     The Corporation has been receiving combined payments from the borrowers and TDF as guarantor sufficient to cover contractual payments on these loans, including collections of principal and interest from TDF of $0.6 million in the first quarter of 2016 and $5.3 million in the entire year 2015. These loans, which have been adversely classified since the third quarter of 2015, were current in contractual payments as of March 31, 2016. Prospectively, principal and interest payment collections received by the Corporation for these loans will be applied against the outstanding balance of the loans.

    The general reserve for commercial loans was increased in the fourth quarter of 2015 due to qualitative factors that stressed the historical loss rates applied to the Puerto Rico Government-related exposure, including the TDF-guaranteed portfolio. The migration of the loans guaranteed by the TDF to non-accrual status in the first quarters of 2016 did not result in a significant increase to the allowance for loan losses. As of March 31, 2016, the total reserve coverage ratio related to commercial loans extended to or guaranteed by the Puerto Rico Government (excluding municipalities) was 20%.

   In addition, the Corporation had $124.3 million in indirect exposure to residential mortgage loans that are guaranteed by the Puerto Rico Housing Finance Authority. Residential mortgage loans guaranteed by the Puerto Rico Housing Finance Authority are secured by the underlying properties and the guarantees serve to cover shortfalls in collateral in the event of a borrower default. The Puerto Rico government guarantees up to $75 million of the principal insured by the mortgage loans insurance program. According to the most recently released audited financial statements of the Puerto Rico Housing Financing Authority, as of June 30, 2015, the Puerto Rico Housing Finance Authority’s mortgage loans insurance program covered loans aggregating to approximately $552 million. The regulations adopted by the Puerto Rico Housing Finance Authority require the establishment of adequate reserves to guarantee the solvency of the mortgage loans insurance fund. As of June 30, 2015, the Puerto Rico Housing Finance Authority had a restricted net position for such purposes of approximately $77.4 million.

    The Corporation cannot predict at this time the impact that the current fiscal situation of the Commonwealth of Puerto Rico, including the payment defaults on certain bonds, the uncertainty about the debt restructuring process and how the U.S. government may address Puerto Rico’s financial problems, and the various legislative and other measures adopted and to be adopted by the Puerto Rico government in response to such fiscal situation, will have on the Puerto Rico economy and on the Corporation’s financial condition and results of operations.

Troubled Debt Restructurings

The Corporation provides homeownership preservation assistance to its customers through a loss mitigation program in Puerto Rico that is similar to the U.S. government’s Home Affordable Modification Program guidelines. Depending upon the nature of borrowers’ financial condition, restructurings or loan modifications through this program as well as other restructurings of individual commercial, commercial mortgage, construction, and residential mortgage loans in the U.S. mainland fit the definition of a TDR. A restructuring of a debt constitutes a TDR if the creditor for economic or legal reasons related to the debtor’s financial difficulties grants a concession to the debtor that it would not otherwise consider. Modifications involve changes in one or more of the loan terms that bring a defaulted loan current and provide sustainable affordability. Changes may include the refinancing of any past-due amounts, including interest and escrow, the extension of the maturity of the loan and modifications of the loan rate. As of March 31, 2016, the Corporation’s total TDR loans held for investment of $659.1 million consisted of $384.3 million of residential mortgage loans, $144.8 million of commercial and industrial loans, $43.5 million of commercial mortgage loans, $45.2 million of construction loans, and $41.3 million of consumer loans. Outstanding unfunded commitments on TDR loans amounted to $0.3 million as of March 31, 2016.

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

   Prior to permanently modifying a loan, the Corporation may enter into trial modifications with certain borrowers. Trial modifications generally represent a six-month period during which the borrower makes monthly payments under the anticipated modified payment terms prior to a formal modification. Upon successful completion of a trial modification, the Corporation and the borrower enter into a permanent modification. TDR loans that are participating in, or that have been offered a binding trial modification are classified as TDRs when the trial offer is made and continue to be classified as TDR regardless of whether the borrower enters into a permanent modification. As of March 31, 2016, we classified an additional $7.2 million of residential mortgage loans as TDRs that were participating in or had been offered a trial modification.

For the commercial real estate, commercial and industrial, and construction loan portfolios, at the time of a restructuring, the Corporation determines, on a loan-by-loan basis, whether a concession was granted for economic or legal reasons related to the borrower’s financial difficulty. Concessions granted for commercial loans could include: reductions in interest rates to rates that are considered below market; extension of repayment schedules and maturity dates beyond original contractual terms; waivers of borrower covenants; forgiveness of principal or interest; or other contractual changes that would be considered a concession. The Corporation mitigates loan defaults for its commercial loan portfolios through its collection function. The function’s objective is to minimize both early stage delinquencies and losses upon default of commercial loans. In the case of the commercial and industrial,  commercial mortgage, and construction loan portfolios, the Corporation’s Special Asset Group (“SAG”) focuses on strategies for the accelerated reduction of non-performing assets through note sales, short sales, loss mitigation programs, and sales of OREO.  In addition to the management of the resolution process for problem loans, the SAG oversees collection efforts for all loans to prevent migration to the non-performing and/or adversely classified status.  The SAG utilizes relationship officers, collection specialists, and attorneys. In the case of residential construction projects, the workout function monitors project specifics, such as project management and marketing, as deemed necessary. The SAG utilizes its collections infrastructure of workout collection officers, credit work-out specialists, in-house legal counsel, and third-party consultants. In the case of residential construction projects and large commercial loans, the SAG function also utilizes third-party specialized consultants to monitor the residential and commercial construction projects in terms of construction, marketing and sales, and to assist with the restructuring of large commercial loans.

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

Selected information on TDR loans that includes the recorded investment by loan class and modification type is summarized in the following tables. This information reflects all TDRs:

	March 31, 2016
(In thousands)	Interest rate below market	Maturity or term extension	Combination of reduction in interest rate and extension of maturity	Forgiveness of principal and/or interest	Other (1)	Total
Troubled Debt Restructurings:
Non- FHA/VA Residential Mortgage loans	$29,605	$6,272	$296,531	$-	$51,927	$384,335
Commercial Mortgage Loans	4,005	1,235	25,921	-	12,308	43,469
Commercial and Industrial Loans	1,700	73,089	26,583	3,018	40,438	144,828
Construction Loans:
Land	-	228	2,159	-	368	2,755
Construction-commercial	-	-	-	39,037	-	39,037
Construction-residential	-	-	3,031	-	357	3,388
Consumer Loans - Auto	-	2,173	13,765	-	7,542	23,480
Finance Leases	-	541	1,928	-	-	2,469
Consumer Loans - Other	82	1,555	11,145	258	2,303	15,343
Total Troubled Debt Restructurings	$35,392	$85,093	$381,063	$42,313	$115,243	$659,104

(1)

Other concessions granted by the Corporation include deferral of principal and/or interest payments for a period longer than what would be considered insignificant, payment plans under judicial stipulation, or a combination of the concessions listed in the table.

	December 31, 2015
(In thousands)	Interest rate below market	Maturity or term extension	Combination of reduction in interest rate and extension of maturity	Forgiveness of principal and/or interest	Other (1)	Total
Troubled Debt Restructurings:
Non- FHA/VA Residential Mortgage loans	$29,066	$6,027	$297,310	$-	$50,269	$382,672
Commercial Mortgage Loans	4,379	1,244	26,109	-	12,766	44,498
Commercial and Industrial Loans	2,163	75,104	27,214	3,027	42,746	150,254
Construction Loans:
Land	-	229	2,165	-	372	2,766
Construction-commercial	-	-	-	39,466	-	39,466
Construction-residential	-	-	3,046	-	436	3,482
Consumer Loans - Auto	-	2,330	12,388	-	6,864	21,582
Finance Leases	-	621	1,456	-	-	2,077
Consumer Loans - Other	89	1,604	11,026	327	1,748	14,794
Total Troubled Debt Restructurings	$35,697	$87,159	$380,714	$42,820	$115,201	$661,591

(1)

Other concessions granted by the Corporation include deferral of principal and/or interest payments for a period longer than what would be considered insignificant, payment plans under judicial stipulation or a combination of the concessions listed in the table.

The following table presents the Corporation's TDR loans activity

(In thousands)	Quarter Ended
	March 31, 2016	March 31, 2015
Beginning Balance of TDRs	$661,591	$694,453
New TDRs	16,219	31,601
Increases to existing TDRs - additional disbursements	701	335
Charge-offs post modification	(5,822)	(3,781)
Foreclosures	(2,821)	(7,156)
Paid-off, partial payments	(10,764)	(10,329)
Ending balance of TDRs	$659,104	$705,123

TDR loans are classified as either accrual or nonaccrual loans. Loans in accrual status may remain in accrual status when their contractual terms have been modified in a TDR if the loans had demonstrated performance prior to the restructuring and payment in full under the restructured terms is expected. Otherwise, loans on non-accrual and restructured as a TDR will remain on nonaccrual status until the borrower has proven the ability to perform under the modified structure, generally for a minimum of six months, and there is evidence that such payments can and are likely to continue as agreed. Performance prior to the restructuring, or significant events that coincide with the restructuring, are included in assessing whether the borrower can meet the new terms and may result in the loan being returned to accrual status at the time of the restructuring or after a shorter performance period. If the borrower’s ability to meet the revised payment schedule is uncertain, the loan remains classified as a non-accrual loan. Loan modifications increase the Corporation’s interest income by returning a non-performing loan to performing status, if applicable, increase cash flows by providing for payments to be made by the borrower, and limit increases in foreclosure and OREO costs. The Corporation continues to consider a modified loan as an impaired loan for purposes of estimating the allowance for loan and lease losses. A TDR loan that specifies an interest rate that at the time of the restructuring is greater than or equal to the rate the Corporation is willing to accept for a new loan with comparable risk may not be reported as a TDR, or an impaired loan in the calendar years subsequent to the restructuring, if it is in compliance with its modified terms. The Corporation did not remove any loans from the TDR classification during the first quarter of 2016 and 2015.

The following table provides a breakdown between the accrual and non-accrual status of TDR loans:

(In thousands)	As of March 31, 2016

	Accrual	Non-accrual (1)	Total TDRs

Non-FHA/VA Residential Mortgage loans	$302,773	$81,562	$384,335
Commercial Mortgage Loans	27,763	15,706	43,469
Commercial and Industrial Loans	47,463	97,365	144,828
Construction Loans:
Land	917	1,838	2,755
Construction-commercial	-	39,037	39,037
Construction-residential	3,031	357	3,388
Consumer Loans - Auto	15,943	7,537	23,480
Finance Leases	2,329	140	2,469
Consumer Loans - Other	13,214	2,129	15,343
Total Troubled Debt Restructurings	$413,433	$245,671	$659,104

(1)

 Included in non-accrual loans are $119.2 million in loans that are performing under the terms of a restructuring agreement but are reported  in non-accrual status until the restructured loans meet the criteria of sustained payment performance under the revised terms for reinstatement to accrual status and there is no doubt about full collectability.

(In thousands)	December 31, 2015

	Accrual	Non-accrual (1)	Total TDRs

Non-FHA/VA Residential Mortgage loans	$303,885	$78,787	$382,672
Commercial Mortgage Loans	29,121	15,377	44,498
Commercial and Industrial Loans	48,392	101,862	150,254
Construction Loans:
Land	924	1,842	2,766
Construction-commercial	-	39,466	39,466
Construction-residential	3,046	436	3,482
Consumer Loans - Auto	14,823	6,759	21,582
Finance Leases	1,980	97	2,077
Consumer Loans - Other	12,737	2,057	14,794
Total Troubled Debt Restructurings	$414,908	$246,683	$661,591

(1)

Included in non-accrual loans are $118.2 million in loans that are performing under the terms of a restructuring agreement but are reported  in non-accrual status until the restructured loans meet the criteria of sustained payment performance under the revised terms for reinstatement to  accrual status and there is no doubt about full collectability.

TDR loans exclude restructured residential mortgage loans that are guaranteed by the U.S. federal government (i.e., FHA/VA loans) totaling $74.2 million as of March 31, 2016 (December 31, 2015 - $77.6 million). The Corporation excludes FHA/VA guaranteed loans from TDR loans statistics given that, in the event that the borrower defaults on the loan, the principal and interest (at the specified debenture rate) are guaranteed by the U.S. government; therefore, the risk of loss on these types of loans is very low. The Corporation does not consider loans with U.S. federal government guarantees to be impaired loans for the purpose of calculating the allowance for loan and lease losses.

Loans modifications that are considered TDR loans and were completed during the first quarter of 2016 and 2015 were as follows:

(Dollars in thousands)	Quarter ended March 31, 2016
	Number of contracts	Pre-modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Non-FHA/VA Residential Mortgage loans	58	$9,012	$8,459
Commercial Mortgage Loans	-	-	-
Commercial and Industrial Loans	-	-	-
Construction Loans:
Land	-	-	-
Construction-commercial	-	-	-
Construction-residential	-	-	-
Consumer Loans - Auto	258	4,981	4,981
Finance Leases	36	940	940
Consumer Loans - Other	336	1,821	1,839
Total Troubled Debt Restructurings	688	$16,754	$16,219

(Dollars in thousands)	Quarter ended March 31, 2015
	Number of contracts	Pre-modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Non-FHA/VA Residential Mortgage loans	81	$11,495	$11,265
Commercial Mortgage Loans	8	12,821	12,931
Commercial and Industrial Loans	1	1,681	1,681
Construction Loans:
Land	1	64	64
Consumer Loans - Auto	146	2,173	2,130
Finance Leases	8	233	184
Consumer Loans - Other	377	3,391	3,346
Total Troubled Debt Restructurings	622	$31,858	$31,601

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

    Loan modifications considered TDR loans that defaulted during the quarters ended March 31, 2016 and March 31, 2015 and had become TDR during the 12-month period preceding the default date, were as follows:

	Quarter ended March 31,
(Dollars in thousands)	2016		2015
	Number of contracts	Recorded Investment	Number of contracts	Recorded Investment

Non-FHA/VA Residential Mortgage loans	11	$1,978	12	$1,773
Commercial Mortgage Loans	-	-	-	-
Commercial and Industrial Loans	-	-	4	5,745
Construction Loans:	-	-	-	-
Land	-	-	-	-
Construction-commercial	-	-	-	-
Construction-residential	-	-	-	-
Consumer Loans - Auto	9	136	2	8
Finance Leases	1	13	1	15
Consumer Loans - Other	33	130	53	229
Total	54	$2,257	72	$7,770

For certain TDR loans, the Corporation splits the loans into two new notes, A and B notes. The A note is restructured to comply with the Corporation’s lending standards at current market rates, and is tailored to suit the customer’s ability to make timely interest and principal payments. The B note includes the granting of the concession to the borrower and varies by situation. The B note is charged off but the obligation is not forgiven to the borrower, and any payments collected are accounted for as recoveries. At the time of the restructuring, the A note is identified and classified as a TDR loan. If the loan performs for at least six months according to the modified terms, the A note may be returned to accrual status. The borrower’s payment performance prior to the restructuring is included in assessing whether the borrower can meet the new terms and may result in the loan being returned to accrual status at the time of the restructuring. In the periods following the calendar year in which a loan was restructured, the A note may no longer be reported as a TDR loan if it is on accrual status, is in compliance with its modified terms, and yields a market rate (as determined and documented at the time of the restructuring).

The recorded investment in loans held for investment restructured using the A/B note restructure workout strategy was approximately $38.6 million as of March 31, 2016. The following table provides additional information about the volume of this type of loan restructuring and the effect on the allowance for loan and lease losses in the first quarter of 2016 and 2015:

(In thousands)	March 31, 2016	March 31, 2015
Principal balance deemed collectible at end of period	$38,628	$42,907
Amount charged off	$-	$-
Charges (reductions) to the provision for loan losses	$1,978	$(24)
Allowance for loan losses at end of period	$2,480	$707

Of the loans comprising the $38.6 million that have been deemed collectible, approximately $38.5 million were placed in accrual status as the borrowers have exhibited a period of sustained performance. These loans continue to be individually evaluated for impairment purposes.

NOTE 7 – ALLOWANCE FOR LOAN AND LEASE LOSSES

The changes in the allowance for loan and lease losses were as follows:

(In thousands)	Residential Mortgage Loans	Commercial Mortgage Loans	Commercial & Industrial Loans	Construction Loans	Consumer Loans	Total
Quarter ended March 31, 2016
Allowance for loan and lease losses:
Beginning balance	$39,570	$68,211	$68,768	$3,519	$60,642	$240,710
Charge-offs	(7,306)	(575)	(3,759)	(91)	(14,804)	(26,535)
Recoveries	346	46	280	17	2,208	2,897
Provision (release)	5,938	1,062	5,809	(432)	8,676	21,053
Ending balance	$38,548	$68,744	$71,098	$3,013	$56,722	$238,125
Ending balance: specific reserve for
impaired loans	$16,150	$36,007	$18,749	$1,202	$9,387	$81,495
Ending balance: purchased credit-impaired loans (1)	$4,423	$145	$-	$-	$-	$4,568
Ending balance: general allowance	$17,975	$32,592	$52,349	$1,811	$47,335	$152,062
Loans held for investment:
Ending balance	$3,330,945	$1,524,491	$2,343,416	$146,129	$1,786,361	$9,131,342
Ending balance: impaired loans	$461,606	$191,251	$168,160	$52,938	$43,636	$917,591
Ending balance: purchased credit-
impaired loans	$169,190	$3,142	$-	$-	$-	$172,332
Ending balance: loans with general allowance	$2,700,149	$1,330,098	$2,175,256	$93,191	$1,742,725	$8,041,419

(1) Refer to Note 6 - Loans Held for Investment-PCI loans for a detail of changes in the allowance for loan losses related to PCI loans.

(In thousands)	Residential Mortgage Loans	Commercial Mortgage Loans	Commercial & Industrial Loans	Construction Loans	Consumer Loans	Total
Quarter ended March 31, 2015
Allowance for loan and lease losses:
Beginning balance	$27,301	$50,894	$63,721	$12,822	$67,657	$222,395
Charge-offs	(5,192)	(4,006)	(4,453)	(605)	(17,757)	(32,013)
Recoveries	98	276	558	207	1,573	2,712
Provision (release)	6,475	(2,137)	10,353	1,215	17,064	32,970
Ending balance	$28,682	$45,027	$70,179	$13,639	$68,537	$226,064
Ending balance: specific reserve for
impaired loans	$14,862	$13,238	$24,871	$3,381	$5,788	$62,140
Ending balance: purchased credit-impaired loans	$-	$-	$-	$-	$-	$-
Ending balance: general allowance	$13,820	$31,789	$45,308	$10,258	$62,749	$163,924
Loans held for investment:
Ending balance	$3,331,620	$1,649,263	$2,442,867	$124,440	$1,937,182	$9,485,372
Ending balance: impaired loans	$429,526	$224,365	$226,656	$37,593	$36,841	$954,981
Ending balance: purchased credit-
impaired loans	$177,601	$3,279	$-	$-	$234	$181,114
Ending balance: loans with general allowance	$2,724,493	$1,421,619	$2,216,211	$86,847	$1,900,107	$8,349,277

   As of March 31, 2016, the Corporation maintained a $1.3 million reserve for unfunded loan commitments mainly related to outstanding commercial loan commitments and a floor plan revolving line of credit. The reserve for unfunded loan commitments is an estimate of the losses inherent in off-balance sheet loan commitments to borrowers that are experiencing financial difficulties at the balance sheet date. It is calculated by multiplying an estimated loss factor by an estimated probability of funding, and then by the period-end amounts for unfunded commitments. The reserve for unfunded loan commitments is included as part of accounts payable and other liabilities in the consolidated statement of financial condition.

NOTE 8 – LOANS HELD FOR SALE

The Corporation’s loans held-for-sale portfolio was composed of:

	As of	As of
	March 31, 2016	December 31, 2015
	(In thousands)
Residential mortgage loans	$29,789	$27,734
Construction loans	8,079	8,135
Total	$37,868	$35,869

Non-performing loans held for sale totaled $8.1 million as of March 31, 2016 and December 31, 2015.

NOTE 9 –  OTHER REAL ESTATE OWNED

The following table presents OREO inventory as of the dates indicated:

	March 31,	December 31,
	2016	2015
	(Dollars in thousands)
OREO
OREO balances, carrying value:
Residential (1)	$42,976	$43,563
Commercial	86,008	87,849
Construction	13,904	15,389
Total	$142,888	$146,801

(1)

Excludes $10.9 million and $8.9 million as of March 31, 2016 and December 31, 2015, respectively, of foreclosures that meet the conditions of ASC 310-40 and are presented as a receivable (other assets) in the statement of financial condition.

NOTE 10 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

The Corporation designates a derivative as a fair value hedge, cash flow hedge or economic undesignated hedge when it enters into the derivative contract. As of March 31, 2016 and December 31, 2015, all derivatives held by the Corporation were considered economic undesignated hedges.  These undesignated hedges are recorded at fair value with the resulting gain or loss recognized in current earnings.

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

The following table summarizes the notional amounts of all derivative instruments as of the indicated dates:

	Notional Amounts (1)
	As of	As of
	March 31,	December 31,
	2016	2015
Undesignated economic hedges:	(In thousands)

Interest rate contracts:
Written interest rate cap agreements	120,477	120,816
Purchased interest rate cap agreements	120,477	120,816

Forward Contracts:
Sale of TBA GNMA MBS pools	37,000	30,000
	$277,954	$271,632

(1) Notional amounts are presented on a gross basis with no netting of offsetting exposure positions.

The following table summarizes the fair value of derivative instruments as of the indicated dates and the location in the statement of financial condition as of the indicated dates:

	Asset Derivatives			Liability Derivatives
	Statement of	March 31,	December 31,		March 31,	December 31,
	Financial	2016	2015		2016	2015
	Condition Location	Fair Value	Fair Value	Statement of Financial Condition Location	Fair Value	Fair Value
	(In thousands)

Undesignated economic hedges:

Interest rate contracts:
Written interest rate cap agreements	Other assets	$-	$-	Accounts payable and other liabilities	$364	$798
Purchased interest rate cap agreements	Other assets	368	806	Accounts payable and other liabilities	-	-

Forward Contracts:
Sales of TBA GNMA MBS pools	Other assets	-	-	Accounts payable and other liabilities	272	123
		$368	$806		$636	$921

The following table summarizes the effect of derivative instruments on the statement of income :

		Gain (or Loss)
	Location of Gain or (Loss)	Quarter Ended
	Recognized in Income on	March 31,
(In thousands)	Derivatives	2016	2015
		(In thousands)
UNDESIGNATED ECONOMIC HEDGES:
Interest rate contracts:
Written and purchased interest rate swap agreements	Interest income - Loans	$(4)	$-
Forward contracts:
Sales of TBA GNMA MBS pools	Mortgage Banking Activities	(149)	(72)
Total loss on derivatives		$(153)	$(72)

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

NOTE 11 – OFFSETTING OF ASSETS AND LIABILITIES

The Corporation enters into master agreements with counterparties, primarily related to derivatives and repurchase agreements that may allow for netting of exposures in the event of default. In an event of default, each party has a right of set-off against the other party for amounts owed under the related agreement and any other amount or obligation owed in respect of any other agreement or transaction between them. The following table presents information about the offsetting of financial assets and liabilities as well as derivative assets and liabilities:

Offsetting of Financial Assets and Derivative Assets

In thousands
As of March 31, 2016

				Gross Amounts Not Offset in the Statement of Financial Position
			Net Amounts of Assets Presented in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position
				Financial Instruments	Cash Collateral Received
						Net Amount
Description

Derivatives	$368	$-	$368	$(368)	$-	$-
Securities purchased under agreements to resell	200,000	(200,000)	-	-	-	-
Total	$200,368	$(200,000)	$368	$(368)	$-	$-

As of December 31, 2015

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
As of March 31, 2016

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

As of December 31, 2015
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

NOTE 12 – GOODWILL AND OTHER INTANGIBLES

Goodwill as of March 31, 2016 and December 31, 2015 amounted to $28.1 million, recognized as part of “Other Assets” in the consolidated statement of financial condition. The Corporation conducted its annual evaluation of goodwill and other intangibles during the fourth quarter of 2015. The Corporation’s goodwill is related to the acquisition of FirstBank Florida in 2005.

    There have been no events related to the Florida reporting unit that could indicate potential goodwill impairment since the date of the last evaluation; therefore, no goodwill impairment evaluation was performed during the first quarter of 2016. Goodwill and other indefinite life intangibles are reviewed at least annually for impairment.

In connection with the acquisition of the FirstBank-branded credit card loan portfolio, in the second quarter of 2012, the Corporation recognized a purchased credit card relationship intangible of $24.5 million, which is being amortized over the remaining estimated life of 5.6 years on an accelerated basis based on the estimated attrition rate of the purchased credit card accounts, which reflects the pattern in which the economic benefits of the intangible asset are consumed. These benefits are consumed as the revenue stream generated by the cardholder relationship is realized.

The core deposit intangible acquired in the February 2015 Doral Bank transaction amounted to $5.8 million ($4.9 million as of March 31, 2016).

In the first quarter of 2016, FirstBank Insurance Agency acquired certain insurance customer accounts and related customer records and recognized an insurance customer relationship intangible of $1.1 million, which is being amortized over the next 6.8 years on a straight-line basis. The list of accounts acquired has a direct relationship to the previous mortgage loan portfolio acquisitions from Doral Bank and Doral Financial in 2015 and 2014.

The following table shows the gross amount and accumulated amortization of the Corporation’s intangible assets recognized as part of Other Assets in the consolidated statement of financial condition:

	As of	As of
	March 31,	December 31,
	2016	2015
(Dollars in thousands)
Core deposit intangible:
Gross amount, beginning of period	$51,664	$45,844
Addition as a result of acquisition	-	5,820
Accumulated amortization	(42,990)	(42,498)
Net carrying amount	$8,674	$9,166

Remaining amortization period	8.8 years	9.0 years

Purchased credit card relationship intangible:
Gross amount	$24,465	$24,465
Accumulated amortization	(11,843)	(11,146)
Net carrying amount	$12,622	$13,319

Remaining amortization period	5.6 years	5.8 years

Insurance customer relationship intangible:
Gross amount	$1,067	$-
Accumulated amortization	(25)	-
Net carrying amount	$1,042	$-

Remaining amortization period	6.8 years	-

For the quarters ended March 31, 2016 and 2015, the amortization expense of core deposit intangibles amounted to $0.5 million and $0.3 million, respectively. For the quarters ended March 31, 2016 and 2015, the amortization expense of the purchased credit card relationship intangible amounted to $0.7 million and $0.8 million, respectively. For the quarter ended March 31, 2016, the amortization expense of the insurance customer relationship intangible amounted to $25 thousand.

The estimated aggregate amortization expense related to these intangible assets for future periods is as follows:

Amount
(In thousands)
2016	$3,681
2017	4,495
2018	3,519
2019	3,067
2020	2,851
2021 and after	4,725

NOTE 13 – NON-CONSOLIDATED VARIABLE INTEREST ENTITIES AND SERVICING ASSETS

   The Corporation transfers residential mortgage loans in sale or securitization transactions in which it has continuing involvement, including servicing responsibilities and guarantee arrangements. All such transfers have been accounted for as sales as required by applicable accounting guidance.

    When evaluating the need to consolidate counterparties to which the Corporation has transferred assets or with which the Corporation has entered into other transactions, the Corporation first determines if the counterparty is an entity for which a variable interest exists. If no scope exception is applicable and a variable interest exists, the Corporation then evaluates if it is the primary beneficiary of the VIE and whether the entity should be consolidated or not.

    Below is a summary of transfers of financial assets to VIEs for which the Corporation has retained some level of continuing involvement:

GNMA

The Corporation typically transfers first lien residential mortgage loans in conjunction with GNMA securitization transactions in which the loans are exchanged for cash or securities that are readily redeemed for cash proceeds and servicing rights. The securities issued through these transactions are guaranteed by the issuer and, as such, under seller/servicer agreements, the Corporation is required to service the loans in accordance with the issuers’ servicing guidelines and standards. As of March 31, 2016, the Corporation serviced loans securitized through GNMA with a principal balance of $1.3 billion.

Trust Preferred Securities

     In 2004, FBP Statutory Trust I, a financing trust that is wholly owned by the Corporation, sold to institutional investors $100 million of its variable rate trust-preferred securities. The proceeds of the issuance, together with the proceeds of the purchase by the Corporation of $3.1 million of FBP Statutory Trust I variable rate common securities, were used by FBP Statutory Trust I to purchase $103.1 million aggregate principal amount of the Corporation’s Junior Subordinated Deferrable Debentures. Also in 2004, FBP Statutory Trust II, a financing trust that is wholly owned by the Corporation, sold to institutional investors $125 million of its variable rate trust-preferred securities. The proceeds of the issuance, together with the proceeds of the purchase by the Corporation of $3.9 million of FBP Statutory Trust II variable rate common securities, were used by FBP Statutory Trust II to purchase $128.9 million aggregate principal amount of the Corporation’s Junior Subordinated Deferrable Debentures. The debentures are presented in the Corporation’s consolidated statement of financial condition as Other Borrowings, net of related issuance costs. The variable rate trust-preferred securities are fully and unconditionally guaranteed by the Corporation. The Junior Subordinated Deferrable Debentures issued by the Corporation in April 2004 and in September 2004 mature on June 17, 2034 and September 20, 2034, respectively; however, under certain circumstances, the maturity of Junior Subordinated Deferrable Debentures may be shortened (such shortening would result in a mandatory redemption of the variable rate trust-preferred securities). During the first quarter of 2016, the Corporation completed the repurchase of $10 million in trust preferred securities of the FBP Statutory Trust II that were auctioned in a public sale at which the Corporation was invited to participate. The Corporation repurchased and cancelled the repurchased trust preferred securities, resulting in a commensurate reduction in the related Floating Rate Junior Subordinated Debenture. The Corporation’s winning bid equated to 70% of the $10 million par value. The 30% discount, plus accrued interest, resulted in a gain of approximately $4.2 million, which is reflected in the statement of income as a “Gain on early extinguishment of debt”. During the second quarter of 2015, the Corporation issued 852,831 shares of the Corporation’s common stock in exchange for $5.3 million of trust preferred securities (FBP Statutory Trust I), which enabled the Corporation to cancel $5.5 million of the carrying value of the debentures underlying the purchased trust preferred securities. The Collins Amendment of the Dodd-Frank Wall Street Reform and Consumer Protection Act eliminates certain trust-preferred securities from Tier 1 Capital; however, these instruments may remain in Tier 2 capital until the instruments are redeemed or mature. Under the indentures, the Corporation has the right, from time to time, and without causing an event of default, to defer payments of interest on the Junior Subordinated Debentures by extending the interest payment period at any time and from time to time during the term of the subordinated debentures for up to twenty consecutive quarterly periods. Future interest payments are subject to the Federal Reserve approval. The Corporation has elected to defer the interest payments that were due on quarterly periods since March 2012. The aggregate amount of payments deferred and accrued approximates $29.4 million as of March 31, 2016.

Grantor Trusts

    During 2004 and 2005, a third party to the Corporation, referred to in this subsection as the seller, established a series of statutory trusts to effect the securitization of mortgage loans and the sale of trust certificates. The seller initially provided the servicing for a fee, which is senior to the obligations to pay trust certificate holders. The seller then entered into a sales agreement through which it sold and issued the trust certificates in favor of the Corporation’s banking subsidiary. Currently, the Bank is the sole owner of the trust certificates; the servicing of the underlying residential mortgages that generate the principal and interest cash flows is performed by another third party, which receives a servicing fee. The securities are variable rate securities indexed to 90-day LIBOR plus a spread. The principal payments from the underlying loans are remitted to a paying agent (servicer) who then remits interest to the Bank; interest income is shared to a certain extent with the FDIC, which has an interest only strip (“IO”) tied to the cash flows of the underlying loans and is entitled to receive the excess of the interest income less a servicing fee over the variable rate income that the Bank earns on the securities. This IO is limited to the weighted-average coupon of the securities. The FDIC became the owner of the IO upon its intervention of the seller, a failed financial institution. No recourse agreement exists and the risks from losses on non-accruing loans and repossessed collateral are absorbed by the Bank as the sole holder of the certificates.  As of March 31, 2016, the amortized cost and fair value of the Grantor Trusts amounted to $33.0 million and $24.5 million, respectively, with a weighted average yield of 2.34%.

Investment in unconsolidated entity

On February 16, 2011, FirstBank sold an asset portfolio consisting of performing and non-performing construction, commercial mortgage and commercial and industrial loans with an aggregate book value of $269.3 million to CPG/GS, an entity organized under the laws of the Commonwealth of Puerto Rico and majority owned by PRLP Ventures LLC ("PRLP"), a company created by Goldman, Sachs & Co. and Caribbean Property Group.  In connection with the sale, the Corporation received $88.5 million in cash and a 35% interest in CPG/GS, and made a loan in the amount of $136.1 million representing seller financing provided by FirstBank. The loan has a seven-year maturity and bears variable interest at 30-day LIBOR plus 300 basis points and is secured by a pledge of all of the acquiring entity's assets as well as the PRLP's 65% ownership interest in CPG/GS. As of March 31, 2016, the carrying amount of the loan was $8.9 million, which was included in the Corporation's Commercial and Industrial loans held for investment portfolio. FirstBank’s equity interest in CPG/GS is accounted for under the equity method. When applying the equity method, the Bank follows the Hypothetical Liquidation Book Value (“HLBV”) to determine its share of CPG/GS’s earnings or loss. The loss recorded in 2014 reduced to zero the carrying amount of the Bank’s investment in CPG/GS. No negative investment needs to be reported as the Bank has no legal obligation or commitment to provide further financial support to this entity; thus, no further losses have been or will be recorded on this investment.  Any potential increase in the carrying value of the investment in CPG/GS, under the HLBV method, would depend upon how better off the Bank is at the end of the period than it was at the beginning of the period after the waterfall calculation performed to determine the amount of gain allocated to the investors.

FirstBank also provided an $80 million advance facility to CPG/GS to fund unfunded commitments and costs to complete projects under construction, which was fully disbursed in 2011, and a $20 million working capital line of credit to fund certain expenses of CPG/GS.  The working capital line of credit was renewed and reduced to $7 million for a period of two years expiring September 2016. During 2012, CPG/GS repaid the outstanding balance of the advance facility to fund unfunded commitments, and the funds became available for rewithdrawal under a one-time revolver agreement. These loans bear variable interest at 30-day LIBOR plus 300 basis points. As of March 31, 2016, the carrying value of the revolver agreement was $15.1million, which was included in the Corporation's commercial and industrial loans held for investment portfolio. The carrying value of the working capital line was $3.7 million as of March 31, 2016.

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

Servicing Assets

The Corporation sells residential mortgage loans to GNMA, which generally securitizes the transferred loans into mortgage-backed securities. Also, certain conventional conforming loans are sold to FNMA or FHLMC with servicing retained. The Corporation recognizes as separate assets the rights to service loans for others, whether those servicing assets are originated or purchased.

The changes in servicing assets are shown below:

	Quarter ended
	March 31,	March 31,
	2016	2015
	(In thousands)
Balance at beginning of period	$24,282	$22,838
Capitalization of servicing assets	1,161	1,073
Amortization	(798)	(856)
Adjustment to fair value	27	(38)
Other (1)	20	(44)
Balance at end of period	$24,692	$22,973

(1)	Amount represents the adjustment to fair value related to the repurchase of loans serviced for others.

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

Changes in the impairment allowance were as follows:

	Quarter ended
	March 31,	March 31,
	2016	2015
	(In thousands)
Balance at beginning of period	$136	$55
Temporary impairment charges	27	58
Recoveries	(54)	(20)
Balance at end of period	$109	$93

The components of net servicing income are shown below:

	Quarter ended
	March 31,	March 31,
	2016	2015
	(In thousands)
Servicing fees	$1,862	$1,764
Late charges and prepayment penalties	142	190
Adjustment for loans repurchased	20	(44)
Other (1)	-	(89)
Servicing income, gross	2,024	1,821
Amortization and impairment of servicing assets	(771)	(894)
Servicing income, net	$1,253	$927

(1)	Mainly consisted of compensatory fees imposed by GSEs.

   The Corporation’s servicing assets are subject to prepayment and interest rate risks. The Corporation used constant prepayment rate assumptions for the Corporation’s servicing assets for the government-guaranteed mortgage loans of 7.6% and 9.2% for the quarters ended March 31, 2016 and 2015, respectively. For conventional conforming mortgage loans, the Corporation used 8.0% and 9.0%, respectively, and, for the conventional non-conforming mortgage loans, the Corporation used 14.0% for each of the quarters ended March 31, 2016 and 2015. Discount rate assumptions used were 11.5% for government-guaranteed mortgage loans; 9.5% for conventional conforming mortgage loans; and 13.8% for conventional non-conforming mortgage loans for each of the quarters ended March 31, 2016 and 2015.

     As of March 31, 2016, fair values of the Corporation’s servicing assets were based on a valuation model that incorporates market driven assumptions regarding discount rates and mortgage prepayment rates, adjusted by the particular characteristics of the Corporation’s servicing portfolio. The weighted averages of the key economic assumptions used by the Corporation in its valuation model and the sensitivity of the current fair value to immediate 10% and 20% adverse changes in those assumptions for mortgage loans as of March 31, 2016 were as follows:

(Dollars in thousands)
Carrying amount of servicing assets	$24,692
Fair value	$27,784
Weighted-average expected life (in years)	8.58

Constant prepayment rate (weighted-average annual rate)	10.06%
Decrease in fair value due to 10% adverse change	$890
Decrease in fair value due to 20% adverse change	$1,731

Discount rate (weighted-average annual rate)	10.66%
Decrease in fair value due to 10% adverse change	$1,201
Decrease in fair value due to 20% adverse change	$2,309

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

NOTE 14 – DEPOSITS

The following table summarizes deposit balances:
	March 31,	December 31,
	2016	2015
	(In thousands)

Type of account:
Non-interest bearing checking accounts	$1,422,346	$1,336,559
Savings accounts	2,553,268	2,459,186
Interest-bearing checking accounts	1,077,505	1,088,651
Certificates of deposit	2,375,348	2,356,245
Brokered CDs	2,006,313	2,097,483
	$9,434,780	$9,338,124

Brokered CDs mature as follows:

March 31, 2016
(In thousands)

Three months or less	$254,484
Over three months to six months	379,095
Over six months to one year	612,755
One to three years	700,558
Three to five years	58,719
Over five years	702
Total	$2,006,313

The following are the components of interest expense on deposits:

	Quarter Ended
	March 31,	March 31,
	2016	2015
	(In thousands)

Interest expense on deposits	$16,480	$16,359
Accretion of premium from acquisition	(81)	-
Amortization of broker placement fees	858	1,335
Interest expense on deposits	$17,257	$17,694

NOTE 15 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase (repurchase agreements) consist of the following:

	March, 31	December 31,
	2016	2015
	(Dollars in thousands)

Repurchase agreements, interest ranging from 1.96% to 3.70%
(December 31, 2015: 1.96% to 3.41%) (1)(2)	$700,000	$700,000

(1)	Reported net of securities purchased under agreements to repurchase (reverse repurchase agreements) by counterparty, when applicable, pursuant to ASC 210-20-45-11.
(2)

As of March 31, 2016, includes $600 million with an average rate of 2.88% that lenders have the right to call before their contractual maturities at various dates beginning on July 19, 2016. Subsequent to March 31, 2016, no lender has exercised its call option on repurchase agreements. In addition, $500 million is tied to variable rates.

Repurchase agreements mature as follows:

March 31, 2016
(In thousands)

Over three months to one year	$400,000
One year to three years	100,000
Over five years	200,000
Total	$700,000

As of March 31, 2016 and December 31, 2015, the securities underlying such agreements were delivered to the dealers with which the repurchase agreements were transacted.

Repurchase agreements as of March 31, 2016, grouped by counterparty, were as follows:

(Dollars in thousands)		Weighted-Average
Counterparty	Amount	Maturity (In Months)

Credit Suisse First Boston	$100,000	4
Citigroup Global Markets	300,000	7
Dean Witter / Morgan Stanley	100,000	19
JP Morgan Chase	200,000	70
	$700,000

NOTE 16 – ADVANCES FROM THE FEDERAL HOME LOAN BANK (FHLB)

The following is a summary of the advances from the FHLB:
	As of	As of
	March 31,	December 31,
	2016	2015

	(Dollars in thousands)

Fixed-rate advances from FHLB, with a weighted-
average interest rate of 1.30% (December 31, 2015 - 1.30%)	$455,000	$455,000

Advances from FHLB mature as follows:

March 31,
2016
(In thousands)

Over three months to six months	$100,000
Over one year to three years	225,000
Over three to four years	130,000
Total	$455,000

As of March 31, 2016, the Corporation had additional capacity of approximately $617.8 million on this credit facility based on collateral pledged at the FHLB, including a haircut reflecting the perceived risk associated with the collateral.

NOTE 17 – OTHER BORROWINGS

 Other borrowings, as of the indicated dates, consist of:

	March 31,	December 31,
	2016	2015
	(In thousands)
Junior subordinated debentures due in 2034,
interest-bearing at a floating rate of 2.75%
over 3-month LIBOR (3.39% as of March 31, 2016
and 3.28% as of December 31, 2015)	$97,626	$97,626

Junior subordinated debentures due in 2034,
interest-bearing at a floating rate of 2.50%
over 3-month LIBOR (3.12% as of March 31, 2016
and 3.07% as of December 31, 2015) (1)	118,557	128,866
	$216,183	$226,492
__________

(1) Refer to Note 13 - Non-Consolidated Variable Interest Entities and Servicing Assets-Trust Preferred securities for additional information about the Corporation's repurchase and cancellation of $10 million of trust preferred securities associated with these junior subordinated debentures.

NOTE 18 – STOCKHOLDERS’ EQUITY

Common Stock

As of March 31, 2016 and December 31, 2015, the Corporation had 2,000,000,000 authorized shares of common stock with a par value of $0.10 per share. As of March 31, 2016 and December 31, 2015, there were 218,089,106 and 216,051,128 shares issued, respectively, and 217,011,555 and 215,088,698 shares outstanding, respectively. On July 30, 2009, the Corporation announced the suspension of common and preferred stock dividends effective with the preferred dividend for the month of August 2009. Refer to Note 3 for information about transactions related to common stock under the Omnibus Plan.

Preferred Stock

The Corporation has 50,000,000 authorized shares of preferred stock with a par value of $1.00, redeemable at the Corporation’s option subject to certain terms. This stock may be issued in series and the shares of each series will have such rights and preferences as are fixed by the Board of Directors when authorizing the issuance of that particular series.  As of March 31, 2016, the Corporation has five outstanding series of non-convertible, non-cumulative preferred stock: 7.125% non-cumulative perpetual monthly income preferred stock, Series A; 8.35% non-cumulative perpetual monthly income preferred stock, Series B; 7.40% non-cumulative perpetual monthly income preferred stock, Series C; 7.25% non-cumulative perpetual monthly income preferred stock, Series D; and 7.00% non-cumulative perpetual monthly income preferred stock, Series E.  The liquidation value per share is $25.

Effective January 17, 2012, the Corporation delisted all of its outstanding series of non-convertible, non-cumulative preferred stock from the New York Stock Exchange. The Corporation has not arranged for listing and/or registration on another national securities exchange or for quotation of the Series A through E Preferred Stock in a quotation medium.

Treasury stock

During the first quarter of 2016 and 2015, the Corporation withheld an aggregate of 115,121 shares and 50,708 shares, respectively, of the common stock paid to certain senior officers as additional compensation and vested restricted stock to cover employees’ payroll and income tax withholding liabilities; these shares are held as treasury shares. As of March 31, 2016 and December 31, 2015, the Corporation had 1,077,551 and 962,430 shares held as treasury stock, respectively.

FirstBank Statutory Reserve (Legal Surplus)

The Banking Law of the Commonwealth of Puerto Rico requires that a minimum of 10% of FirstBank’s net income for the year be transferred to legal surplus until such surplus equals the total of paid-in-capital on common and preferred stock. Amounts transferred to the legal surplus account from the retained earnings account are not available for distribution to the stockholders without the prior consent of the Puerto Rico Commissioner of Financial Institutions. The Puerto Rico Banking Law provides that, when the expenditures of a Puerto Rico commercial bank are greater than receipts, the excess of the expenditures over receipts shall be charged against the undistributed profits of the bank, and the balance, if any, shall be charged against the reserve fund, as a reduction thereof. If there is no reserve fund sufficient to cover such balance in whole or in part, the outstanding amount shall be charged against the capital account and the Bank cannot pay dividends until it can replenish the reserve fund to an amount of at least 20% of the original capital contributed. During the fourth quarter of 2015, $2.8 million was transferred to the legal surplus reserve. FirstBank’s legal surplus reserve, included as part of retained earnings in the Corporation’s statement of financial condition, amounted to $42.8 million as of March 31, 2016.  There were no transfers to the legal surplus reserve during the quarter ended March 31, 2016.

 NOTE 19 - INCOME TAXES

   Income tax expense includes Puerto Rico and USVI income taxes as well as applicable United States (“U.S.”) federal and state taxes. The Corporation is subject to Puerto Rico income tax on its income from all sources. As a Puerto Rico corporation, First Bancorp. is treated as a foreign corporation for U.S. and USVI income tax purposes and is generally subject to U.S. and USVI income tax only on its income from sources within the U.S. and USVI or income effectively connected with the conduct of a trade or business in those regions. Any such tax paid in the U.S and USVI is also creditable against the Corporation’s Puerto Rico tax liability, subject to certain conditions and limitations.

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

  As of March 31, 2016, the deferred tax assets, net of a valuation allowance of $197.0 million, amounted to $307.6 million and management concluded, based upon the assessment of all positive and negative evidence, that it is more likely than not that the Corporation will generate sufficient taxable income within the applicable NOL carry-forward periods to realize such amount.

  The Corporation recorded an income tax expense of $5.7 million in the first quarter of 2016 compared to $8.0 million for the quarter ended March 31, 2015. For the quarter ended March 31, 2016, the Corporation calculated the provision for income taxes by applying the estimated annual effective tax rate for the full fiscal year to ordinary income or loss. In the computation of the consolidated worldwide annual estimated effective tax rate, ASC 740-270 requires the exclusion of legal entities with pre-tax losses from which a tax benefit cannot be recognized. The consolidated worldwide estimated effective tax rate, excluding entities with pre-tax losses from which a tax benefit cannot be recognized, is 21% for the quarter ended on March 31, 2016 compared to 22% for the quarter ended on March 31, 2015. The effective tax rate including all entities for the first quarter of 2016 is 20%.

  As of March 31, 2016, the Corporation did not have Unrecognized Tax Benefits (“UTBs”) recorded on its books. Audit periods remain open for review until the statute of limitations has passed. The statute of limitations under the 2011 PR code is 4 years; the statute of limitations for each of Virgin Islands and U.S. income tax purposes is three years after a tax return is due or filed, whichever is later. The completion of an audit by the taxing authorities or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Corporation’s liability for income taxes. Any such adjustment could be material to the results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. For Virgin Islands and U.S. income tax purposes, all tax years subsequent to 2011 remain open to examination. The 2012 U.S. federal tax return is currently under examination by the IRS. For Puerto Rico tax purposes, all tax years subsequent to 2011 remain open to examination.

NOTE 20 – FAIR VALUE

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

For the first quarter of 2016, there were no transfers into or out of Level 1, Level 2 or Level 3 of the fair value hierarchy.

Financial Instruments Recorded at Fair Value on a Recurring Basis

Investment securities available for sale

The fair value of investment securities was the market value based on quoted market prices (as is the case with equity securities, Treasury notes, and non-callable U.S. Agency debt securities), when available (Level 1), or, when available, market prices for identical or comparable assets (as is the case with MBS and callable U.S. agency debt) that are based on observable market parameters, including benchmark yields, reported trades, quotes from brokers or dealers, issuer spreads, bids, offers and reference data including market research operations (Level 2). Observable prices in the market already consider the risk of nonperformance. During the first quarter of 2016, the Corporation recorded OTTI charges of $6.3 million on certain Puerto Rico Government debt securities, specifically bonds of GDB and the Puerto Rico Public Buildings Authority. The credit impairment loss was based on the probability of default and loss severity in the event of default in consideration of the latest information available about the Puerto Rico Government’s financial condition. Refer to Note 4 – Investment Securities, for significant assumptions used to determine the credit impairment portion, including default rates and recovery rates, which are unobservable inputs. If listed prices or quotes are not available, fair value is based upon models that use unobservable inputs due to the limited market activity of the instrument, as is the case with certain private label mortgage-backed securities held by the Corporation (Level 3).

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

Derivative instruments

The fair value of most of the Corporation’s derivative instruments is based on observable market parameters and takes into consideration the credit risk component of paying counterparties, when appropriate, except when collateral is pledged. On interest caps, only the seller's credit risk is considered. The caps were valued using a discounted cash flow approach using the related LIBOR and swap rate for each cash flow.

Although most of the derivative instruments are fully collateralized, a credit spread is considered for those that are not secured in full. The cumulative mark-to-market effect of credit risk in the valuation of derivative instruments for the quarters ended March 31,  2016 and 2015 was immaterial.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	As of March 31, 2016				As of December 31, 2015
	Fair Value Measurements Using				Fair Value Measurements Using
(In thousands)	Level 1	Level 2	Level 3	Assets/Liabilities at Fair Value	Level 1	Level 2	Level 3	Assets/Liabilities at Fair Value

Assets:
Securities available for sale :
Equity securities	$414	$-	$-	$414	$-	$-	$-	$-
U.S. Treasury Securities	7,518	-	-	7,518	7,497	-	-	7,497
Noncallable U.S. agency debt	-	335,572	-	335,572	-	315,467	-	315,467
Callable U.S. agency debt and MBS	-	1,509,609	-	1,509,609	-	1,509,807	-	1,509,807
Puerto Rico government obligations	-	24,479	1,969	26,448	-	26,327	1,890	28,217
Private label MBS	-	-	24,594	24,594	-	-	25,307	25,307
Other investments	-	-	100	100	-	-	100	100
Derivatives, included in assets:
Purchased interest rate cap agreements	-	368	-	368	-	806	-	806
Liabilities:
Derivatives, included in liabilities:
Written interest rate cap agreement	-	364	-	364	-	798	-	798
Forward contracts	-	272	-	272	-	123	-	123

The table below presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarters ended March 31, 2016 and 2015.

	Quarter ended March 31,
	2016	2015
Level 3 Instruments Only	Securities	Securities
(In thousands)	Available For Sale(1)	Available For Sale(1)

Beginning balance	$27,297	36,212
Total gains (losses) (realized/unrealized):
Included in earnings	(387)	(156)
Included in other comprehensive income	1,258	619
Purchases	-	100
Principal repayments and amortization	(1,505)	(2,461)
Ending balance	$26,663	$34,314

(1)	Amounts mostly related to private label mortgage-backed securities.

The table below presents qualitative information for significant assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at March 31, 2016:

	March 31, 2016
(In thousands)	Fair Value	Valuation Technique	Unobservable Input	Range

Investment securities available-for-sale:

Private label MBS	$24,505	Discounted cash flow	Discount rate	14.5%
			Prepayment rate	21.45% -100% (Weighted Average 30%)
			Projected Cumulative Loss Rate	0.50% -80% (Weighted Average 7%)

Puerto Rico Government Obligations	1,969	Discounted cash flow	Prepayment rate	3.00%

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

Puerto Rico Government Obligations: The significant unobservable input used in the fair value measurement is the assumed prepayment rate of the underlying residential mortgage loans collateral on these obligations guaranteed by the Puerto Rico Housing Finance Authority (“PRHFA”). A significant increase (decrease) in the assumed rate would lead to a higher (lower) fair value estimate. Loss severity and probability of default are not included as significant unobservable variables due to the guarantee of the PRHFA. The PRHFA credit risk is modeled by discounting the cash flows using a curve appropriate to the PRHFA credit rating.

      The table below summarizes changes in unrealized gains and losses recorded in earnings for the quarters ended March 31, 2016 and 2015 for Level 3 assets and liabilities that are still held at the end of each period:

	Changes in Unrealized Losses	Changes in Unrealized Losses
	(Quarter ended March 31, 2016)	(Quarter Ended March 31, 2015)
Level 3 Instruments Only	Securities	Securities
(In thousands)	Available For Sale	Available For Sale

Changes in unrealized losses relating to assets still held at reporting date:
Net impairment losses on investment securities (credit component)	$ (387)	$ (156)

      Additionally, fair value is used on a nonrecurring basis to evaluate certain assets in accordance with GAAP. Adjustments to fair value usually result from the application of lower-of-cost or market accounting (e.g., loans held for sale carried at the lower-of-cost or fair value and repossessed assets) or write downs of individual assets (e.g., goodwill, loans).

As of March 31, 2016, impairment or valuation adjustments were recorded for assets recognized at fair value on a non-recurring basis as shown in the following table:

	Carrying value as of March 31, 2016			(Losses) Gain recorded for the Quarter Ended March 31, 2016
	Level 1	Level 2	Level 3
	(In thousands)

Loans receivable (1)	$-	$-	$304,498	$675
Other Real Estate Owned (2)	-	-	142,888	(2,910)
Mortgage servicing rights (3)	-	-	24,692	27

(1)

Consist mainly of impaired commercial and construction loans.  The impairment was generally measured based on the fair value of the collateral. The fair value was derived from external appraisals that take into consideration prices in observed transactions involving similar assets in similar locations but adjusted for specific characteristics and assumptions of the collateral (e.g., absorption rates), which are not market observable.

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

(3)

Fair value adjustments to mortgage servicing rights were mainly due to assumptions associated with mortgage prepayment rates. The Corporation carries its mortgage servicing rights at the lower of cost or market, measured at fair value on a non-recurring basis.  Assumptions for the value of mortgage servicing rights included:  Prepayment rate-10.06%, Discount Rate-10.66%.

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

(1)

 Consist mainly of impaired commercial and construction loans.  The impairment was generally measured based on the fair value of the collateral. The fair value was derived from external appraisals that take into consideration prices in observed transactions involving similar assets in similar locations but adjusted for specific characteristics and assumptions of the collateral (e.g. absorption rates), which are not market observable.

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

(4)	The value of these loans was derived from external appraisals, adjusted for specific characteristics of the loans.

Qualitative information regarding the fair value measurements for Level 3 financial instruments is as follows:

March 31, 2016
	Method	Inputs
Loans	Income, Market, Comparable Sales, Discounted Cash Flows	External appraised values; probability weighting of broker price opinions; management assumptions regarding market trends or other relevant factors
OREO	Income, Market, Comparable Sales, Discounted Cash Flows	External appraised values; probability weighting of broker price opinions; management assumptions regarding market trends or other relevant factors
Mortgage servicing rights	Discounted Cash Flow	Weighted average prepayment rate of 10.06%; weighted average discount rate of 10.66%

The following is a description of the valuation methodologies used for instruments that are not measured or reported at fair value on a recurring basis or that are reported at fair value on a non-recurring basis. The estimated fair value was calculated using certain facts and assumptions, which vary depending on the specific financial instrument.

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

Loans receivable, including loans held for sale

     The fair value of loans held for investment and of mortgage loans held for sale was estimated using discounted cash flow analyses, based on interest rates currently being offered for loans with similar terms and credit quality and with adjustments that the Corporation’s management believes a market participant would consider in determining fair value. Loans were classified by type, such as commercial, residential mortgage, and automobile. These asset categories were further segmented into fixed- and adjustable-rate categories.  Valuations are carried out based on categories and not on a loan-by-loan basis.  The fair values of performing fixed-rate and adjustable-rate loans were calculated by discounting expected cash flows through the estimated maturity date. This fair value is not currently an indication of an exit price as that type of assumption could result in a different fair value estimate. The fair value of credit card loans was estimated using a discounted cash flow method and excludes any value related to a customer account relationship. Other loans with no stated maturity, like credit lines, were valued at book value. Prepayment assumptions were considered for non-residential loans. For residential mortgage loans, prepayment estimates were based on a prepayment model that combined both a historical calibration and current market prepayment expectations.  Discount rates were based on the U.S. Treasury and LIBOR/Swap Yield Curves at the date of the analysis, and included appropriate adjustments for expected credit losses and liquidity.  For impaired collateral dependent loans, the impairment was primarily measured based on the fair value of the collateral, which is derived from appraisals that take into consideration prices in observable transactions involving similar assets in similar locations.

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

The estimated fair value of total deposits excludes the fair value of core deposit intangibles, which represent the value of the customer relationship, which is measured by the value of demand deposits and savings deposits that bear a low or zero rate of interest and do not fluctuate in response to changes in interest rates.

The fair value of brokered CDs, which are included within deposits, is determined using discounted cash flow analyses over the full term of the CDs. The fair value of the CDs is computed using the outstanding principal amount. The discount rates used were based on brokered CD market rates as of March 31, 2016.  The fair value does not incorporate the risk of nonperformance, since interests in brokered CDs are generally sold by brokers in amounts of less than $250,000 and, therefore, are insured by the FDIC.

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

The following table presents the estimated fair value and carrying value of financial instruments as of March 31, 2016 and December 31, 2015

	Total Carrying Amount in Statement of Financial Condition March 31, 2016	Fair Value Estimate March 31, 2016	Level 1	Level 2	Level 3

	(In thousands)

Assets:
Cash and due from banks and money
market investments	$1,026,825	$1,026,825	$1,026,825	$-	$-
Investment securities available
for sale	1,904,255	1,904,255	7,932	1,869,660	26,663
Other equity securities	32,310	32,310	-	32,310	-
Loans held for sale	37,868	41,138	-	30,718	10,420
Loans held for investment	9,131,342
Less: allowance for loan and lease losses	(238,125)
Loans held for investment, net of allowance	$8,893,217	8,855,624	-	-	8,855,624
Derivatives, included in assets	368	368	-	368	-

Liabilities:
Deposits	9,434,780	9,451,510	-	9,451,510	-
Securities sold under agreements to repurchase	700,000	721,312	-	721,312	-
Advances from FHLB	455,000	456,895	-	456,895	-
Other borrowings	216,183	159,598	-	-	159,598
Derivatives, included in liabilities	636	636	-	636	-

	Total Carrying Amount in Statement of Financial Condition December 31, 2015	Fair Value Estimate December 31, 2015	Level 1	Level 2	Level 3
	(In thousands)

Assets:
Cash and due from banks and money
market investments	$752,458	$752,458	$752,458	$-	$-
Investment securities available
for sale	1,886,395	1,886,395	7,497	1,851,601	27,297
Other equity securities	32,169	32,169	-	32,169	-
Loans held for sale	35,869	36,844	-	28,709	8,135
Loans held for investment	9,273,865
Less: allowance for loan and lease losses	(240,710)
Loans held for investment, net of allowance	$9,033,155	8,899,696	-	-	8,899,696
Derivatives, included in assets	806	806	-	806	-

Liabilities:
Deposits	9,338,124	9,334,073	-	9,334,073	-
Securities sold under agreements to repurchase	700,000	752,048	-	752,048	-
Advances from FHLB	455,000	453,182	-	453,182	-
Other borrowings	226,492	142,846	-	-	142,846
Derivatives, included in liabilities	921	921	-	921	-

NOTE 21 – SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information is as follows:

	Quarter Ended March 31,
	2016	2015
	(In thousands)

Cash paid for:

Interest on borrowings	$23,148	$24,502
Income tax	-	82

Non-cash investing and financing activities:

Additions to other real estate owned	9,145	12,702
Additions to auto and other repossessed assets	14,873	20,464
Capitalization of servicing assets	1,161	1,073
Loan securitizations	67,728	46,914
Fair value of assets acquired (liabilities assumed) in the Doral Bank transaction:
Loans	-	311,410
Premises and equipment, net	-	5,450
Core deposit intangible	-	5,820
Deposits	-	(523,517)

NOTE 22 – SEGMENT INFORMATION

Based upon the Corporation’s organizational structure and the information provided to the Chief Executive Officer of the Corporation and, to a lesser extent, the Board of Directors, the operating segments are driven primarily by the Corporation’s lines of business for its operations in Puerto Rico, the Corporation’s principal market, and by geographic areas for its operations outside of Puerto Rico.  As of March 31, 2016, the Corporation had six reportable segments: Commercial and Corporate Banking; Mortgage Banking; Consumer (Retail) Banking; Treasury and Investments; United States Operations; and Virgin Islands Operations.  Management determined the reportable segments based on the internal reporting used to evaluate performance and to assess where to allocate resources. Other factors such as the Corporation’s organizational chart, nature of the products, distribution channels, and the economic characteristics of the product were also considered in the determination of the reportable segments.

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

The accounting policies of the segments are the same as those referred to in Note 1, “Basis of Presentation and Significant Accounting Policies,” in the audited consolidated financial statements of the Corporation for the year ended December 31, 2015, which are included in the Corporation’s 2015 Annual Report on Form 10-K.

The Corporation evaluates the performance of the segments based on net interest income, the provision for loan and lease losses, non-interest income, and direct non-interest expenses. The segments are also evaluated based on the average volume of their interest-earning assets less the allowance for loan and lease losses.

The following table presents information about the reportable segments:

(In thousands)	Mortgage Banking	Consumer (Retail) Banking	Commercial and Corporate	Treasury and Investments	United States Operations	Virgin Islands Operations	Total
For the quarter ended March 31, 2016:
Interest income	$35,219	$46,066	$33,548	$13,760	$12,724	$9,514	$150,831
Net (charge) credit for transfer of funds	(12,924)	3,882	(6,096)	14,526	612	-	-
Interest expense	-	(6,162)	-	(15,469)	(3,689)	(863)	(26,183)
Net interest income	22,295	43,786	27,452	12,817	9,647	8,651	124,648
(Provision) release for loan and lease losses	(6,140)	(8,537)	(7,548)	-	(210)	1,382	(21,053)
Non-interest income (loss)	4,487	12,736	561	(2,401)	1,183	1,903	18,469
Direct non-interest expenses	(10,833)	(32,089)	(9,664)	(1,050)	(7,261)	(6,989)	(67,886)
Segment income	$9,809	$15,896	$10,801	$9,366	$3,359	$4,947	$54,178

Average earnings assets	$2,602,209	$2,030,598	$2,552,200	$2,777,748	$1,140,630	$629,037	$11,732,422

(In thousands)	Mortgage Banking	Consumer (Retail) Banking	Commercial and Corporate	Treasury and Investments	United States Operations	Virgin Islands Operations	Total
For the quarter ended March 31, 2015:
Interest income	$33,876	$49,836	$34,803	$13,067	$11,231	$9,672	$152,485
Net (charge) credit for transfer of funds	(11,236)	3,684	(3,795)	7,754	3,593	-	-
Interest expense	-	(5,657)	-	(16,007)	(4,339)	(835)	(26,838)
Net interest income	22,640	47,863	31,008	4,814	10,485	8,837	125,647
(Provision) release for loan and lease losses	(6,963)	(16,685)	(9,093)	-	2,133	(2,362)	(32,970)
Non-interest income (loss)	3,399	12,417	524	(100)	524	2,522	19,286
Direct non-interest expenses	(8,065)	(31,559)	(7,979)	(1,339)	(7,183)	(8,580)	(64,705)
Segment income	$11,011	$12,036	$14,460	$3,375	$5,959	$417	$47,258

Average earnings assets	$2,492,247	$2,045,277	$3,028,358	$2,764,058	$971,887	$639,162	$11,940,989

The following table presents a reconciliation of the reportable segment financial information to the consolidated totals:

	Quarter Ended
	March 31,
	2016	2015

Net income:

Total income for segments and other	$54,178	$47,258
Other non-interest gain (loss) (1)	-	13,443
Other operating expenses (2)	(25,111)	(27,023)
Income before income taxes	29,067	33,678
Income tax expense	(5,723)	(8,032)
Total consolidated net income	$23,344	$25,646

Average assets:

Total average earning assets for segments	$11,732,422	$11,940,989
Average non-earning assets	922,010	934,999
Total consolidated average assets	$12,654,432	$12,875,988

(1)	The bargain purchase gain on the acquisition of assets and assumption of deposits from Doral Bank in 2015 is presented as an Other non-interest gain (loss) in the table above.

(2)

Expenses pertaining to corporate administrative functions that support the operating segment but are not specifically attributable to or managed by any segment are not included in the reported financial results of the operating segments. The unallocated corporate expenses include certain general and administrative expenses and related depreciation and amortization expenses.

NOTE 23 – REGULATORY MATTERS, COMMITMENTS AND CONTINGENCIES

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

First BanCorp. is subject to a Written Agreement that the Corporation entered into with the New York FED on June 3, 2010. The Written Agreement provides, among other things, that the holding company must serve as a source of strength to FirstBank, and that, except with the consent generally of the New York FED and Federal Reserve Board, (1) the holding company may not pay dividends to stockholders or receive dividends from FirstBank, (2) the holding company and its nonbank subsidiaries may not make payments on trust-preferred securities or subordinated debt, and (3) the holding company cannot incur, increase, or guarantee debt or repurchase any capital securities. The Written Agreement also required that the holding company submit a capital plan acceptable to the New York FED that reflected sufficient capital at First BanCorp. on a consolidated basis and follow certain guidelines with respect to the appointment or change in responsibilities of senior officers. The foregoing summary is not complete and is qualified in all respects by reference to the actual language of the Written Agreement.

The Corporation submitted its Capital Plan setting forth its plans for how to improve its capital positions to comply with the Written Agreement over time. In addition to the Capital Plan, the Corporation submitted to its regulators a liquidity and brokered CD plan, including a contingency funding plan, a non-performing asset reduction plan, a budget and profit plan, a strategic plan, and a plan for the reduction of classified and special mention assets.  As of March 31, 2016, the Corporation had completed all of the items included in the Capital Plan and is continuing to work on reducing non-performing loans. The Written Agreement also requires the submission to the regulators of quarterly progress reports.

Although the Corporation and FirstBank became subject to the U.S. Basel III capital rules (“Basel III rules”) beginning on January 1, 2015, certain requirements of the U.S. Basel III rules will be phased in over several years. The phase-in period for certain deductions and adjustments to regulatory capital (such as certain intangible assets and deferred tax assets that arise from net operating losses and tax credit carryforwards) will be completed on January 1, 2018. The Corporation and FirstBank compute risk-weighted assets using the Standardized Approach required by the Basel III rules.

The Basel III rules require the Corporation to maintain an additional capital conservation buffer of 2.5% to avoid limitations on both (i) capital distributions (e.g. repurchases of capital instruments or dividend or interest payments on capital instruments), and (ii) discretionary bonus payments to executive officers and heads of major business lines. The phase-in of the capital conservation buffer began on January 1, 2016 with a first year requirement of 0.625% of additional Common Equity Tier 1 Capital (“CET1”), which will be progressively increased over a four-year period, increasing by that same percentage amount on each subsequent January 1 until it reaches the fully phased-in 2.5% CET1 requirement on January 1, 2019.

Under the fully phased-in Basel III rules, the Corporation will be required to maintain: (i) a minimum CET1 capital to risk-weighted assets ratio of at least 4.5%, plus the 2.5% “capital conservation buffer,” resulting in a required minimum CET1 ratio of at least 7%, (ii) a minimum ratio of total Tier 1 capital to risk-weighted assets of at least 6.0%, plus the 2.5% capital conservation buffer, resulting in a required minimum Tier 1 capital ratio of 8.5%, (iii) a minimum ratio of total Tier 1 plus Tier 2 capital to risk-weighted assets of at least 8.0%, plus the 2.5% capital conservation buffer, resulting in a required minimum total capital ratio of 10.5%, and (iv) a required minimum leverage ratio of 4%, calculated as the ratio of Tier 1 capital to average on-balance sheet (non-risk adjusted) assets.

     In addition, as required under the Basel III rules, the Corporation’s trust preferred securities (“TRuPs”) were fully phased out from Tier 1 capital on January 1, 2016. However, the Corporation’s TRuPs may continue to be included in Tier 2 capital until the instruments are redeemed or mature.

    In March 2016, the FDIC adopted a final rule that will impose on banks with at least $10 billion in assets a deposit insurance assessment surcharge of 4.5 cents per $100 of their assessment base, after making certain adjustments. The final rule which becomes effective on July 1, 2016, will apply to FirstBank.

    Please refer to the discussion in “Part I – Item 7 – Business – Supervision and Regulation” in the Corporation’s 2015 Form 10-K for a more complete discussion of supervision and regulatory matters and activities that affect the Corporation and its subsidiaries. .

The Corporation's and its banking subsidiary's regulatory capital positions as of March 31, 2016 and December 31, 2015 were as follows:

	Regulatory Requirements

	Actual		For Capital Adequacy Purposes		To be Well-Capitalized-Regular Thresholds

	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
As of March 31, 2016
Total Capital (to
Risk-Weighted Assets)
First BanCorp.	$1,842,251	20.17%	$730,576	8.0%	N/A	N/A
FirstBank	$1,823,238	19.97%	$730,277	8.0%	$912,846	10.0%
Common Equity Tier 1 Capital
(to Risk-Weighted Assets)
First BanCorp.	$1,516,041	16.60%	$410,949	4.5%	N/A	N/A
FirstBank	$1,474,364	16.15%	$410,781	4.5%	$593,350	6.5%
Tier I Capital (to
Risk-Weighted Assets)
First BanCorp.	$1,516,041	16.60%	$547,932	6.0%	N/A	N/A
FirstBank	$1,706,771	18.70%	$547,708	6.0%	$730,277	8.0%
Leverage ratio
First BanCorp.	$1,516,041	12.20%	$497,157	4.0%	N/A	N/A
FirstBank	$1,706,771	13.75%	$496,530	4.0%	$620,662	5.0%

As of December 31, 2015
Total Capital (to
Risk-Weighted Assets)
First BanCorp.	$1,828,559	20.01%	$731,164	8.0%	N/A	N/A
FirstBank	$1,802,711	19.73%	$730,824	8.0%	$913,530	10.0%
Common Equity Tier 1 Capital
(to Risk-Weighted Assets)
First BanCorp.	$1,546,678	16.92%	$411,280	4.5%	N/A	N/A
FirstBank	$1,493,478	16.35%	$411,088	4.5%	$593,794	6.5%
Tier I Capital (to
Risk-Weighted Assets)
First BanCorp.	$1,546,678	16.92%	$548,373	6.0%	N/A	N/A
FirstBank	$1,685,656	18.45%	$548,118	6.0%	$730,824	8.0%
Leverage ratio
First BanCorp.	$1,546,678	12.22%	$506,322	4.0%	N/A	N/A
FirstBank	$1,685,656	13.33%	$505,648	4.0%	$632,060	5.0%

The Corporation enters into financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments may include commitments to extend credit and commitments to sell mortgage loans at fair value. As of March 31, 2016, commitments to extend credit amounted to approximately $1.2 billion, of which $644.2 million relates to credit card loans. Commercial and Financial standby letters of credit amounted to approximately $37.6 million. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Since certain commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. For most of the commercial lines of credit, the Corporation has the option to reevaluate the agreement prior to additional disbursements. In the case of credit cards and personal lines of credit, the Corporation can cancel the unused credit facility at any time and without cause. Generally, the does not enter into interest rate lock agreements with prospective borrowers in connection with its mortgage banking activities.

As of March 31, 2016, First BanCorp. and its subsidiaries were defendants in various legal proceedings arising in the ordinary course of business. Management believes that the final disposition of these matters, to the extent not previously provided for, will not have a material adverse effect, individually or in the aggregate, on the Corporation’s financial position, results of operations or cash flows.

NOTE 24 – FIRST BANCORP. (HOLDING COMPANY ONLY) FINANCIAL INFORMATION

The following condensed financial information presents the financial position of the Holding Company only as of March 31, 2016 and December 31, 2015 and the results of its operations for the quarters ended March 31, 2016 and 2015.

Statements of Financial Condition

	As of March 31,	As of December 31,
	2016	2015
	(In thousands)

Assets
Cash and due from banks	$28,470	$29,103
Money market investments	6,111	6,111
Other investment securities	285	285
Loans held for investment, net	256	266
Investment in First Bank Puerto Rico, at equity	1,939,272	1,888,036
Investment in First Bank Insurance Agency, at equity	9,017	14,382
Investment in FBP Statutory Trust I	2,929	2,929
Investment in FBP Statutory Trust II	3,557	3,866
Other assets	5,370	4,632
Total assets	$1,995,267	$1,949,610

Liabilities and Stockholders' Equity
Liabilities:
Other borrowings	$216,183	$226,492
Accounts payable and other liabilities	29,917	28,984
Total liabilities	246,100	255,476

Stockholders' equity	1,749,167	1,694,134
Total liabilities and stockholders' equity	$1,995,267	$1,949,610

Statements of Income

	Quarter Ended
	March 31,	March 31,
	2016	2015
	(In thousands)

Income:

Interest income on money market investments	$5	$5
Other income	60	56
	65	61

Expense:

Notes payable and other borrowings	1,978	1,817
Other operating expenses	650	604
	2,628	2,421

Gain on early extinguishment of debt	4,217	-

Income (loss) before income taxes and equity in undistributed
earnings of subsidiaries	1,654	(2,360)

Equity in undistributed earnings of subsidiaries	21,690	28,006

Net income	$23,344	$25,646

Other comprehensive income, net of tax	30,391	7,140

Comprehensive income	$53,735	$32,786

NOTE 25 – SUBSEQUENT EVENTS

The Corporation has performed an evaluation of events occurring subsequent to March 31, 2016; management has determined that there are no events occurring in this period that require disclosure in or adjustment to the accompanying financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

                 OPERATIONS (MD&A)

SELECTED FINANCIAL DATA
	Quarter ended
(In thousands, except for per share and financial ratios)	March 31,
	2016	2015
Condensed Income Statements:
Total interest income	$150,831	$152,485
Total interest expense	26,183	26,838
Net interest income	124,648	125,647
Provision for loan and lease losses	21,053	32,970
Non-interest income	18,469	32,729
Non-interest expenses	92,997	91,728
Income before income taxes	29,067	33,678
Income tax expense	5,723	8,032
Net income	23,344	25,646
Net income attributable to common stockholders	23,344	25,646
Per Common Share Results:
Net earnings per common share-basic	$0.11	$0.12
Net earnings per common share-diluted	$0.11	$0.12
Cash dividends declared	$-	$-
Average shares outstanding	212,348	210,686
Average shares outstanding diluted	213,274	212,746
Book value per common share	$7.89	$7.81
Tangible book value per common share (1)	$7.66	$7.55
Selected Financial Ratios (In Percent):
Profitability:
Return on Average Assets	0.74	0.81
Interest Rate Spread (2)	4.11	4.13
Net Interest Margin (2)	4.35	4.31
Return on Average Total Equity	5.46	6.15
Return on Average Common Equity	5.57	6.29
Average Total Equity to Average Total Assets	13.60	13.13
Tangible common equity ratio (1)	13.13	12.33
Dividend payout ratio	-	-
Efficiency ratio (3)	64.98	57.92
Asset Quality:
Allowance for loan and lease losses to total loans held for investment	2.61	2.38
Net charge-offs (annualized) to average loans (4)	1.03	1.25
Provision for loan and lease losses to net charge-offs	89.06	112.52
Non-performing assets to total assets (4)	5.80	5.74
Non-performing loans held for investment to total loans held for investment (4)	6.30	5.94
Allowance to total non-performing loans held for investment (4)	41.42	40.11
Allowance to total non-performing loans held for investment,
excluding residential real estate loans (4)	59.23	57.82
Other Information:
Common Stock Price: End of period	$2.92	$6.20

	As of March 31, 2016	As of December 31, 2015
Balance Sheet Data:
Loans, including loans held for sale	$9,169,210	$9,309,734
Allowance for loan and lease losses	238,125	240,710
Money market and investment securities	2,149,658	2,138,037
Intangible assets	50,436	50,583
Deferred tax asset, net	307,599	311,263
Total assets	12,714,370	12,573,019
Deposits	9,434,780	9,338,124
Borrowings	1,371,183	1,381,492
Total preferred equity	36,104	36,104
Total common equity	1,710,421	1,685,779
Accumulated other comprehensive income (loss), net of tax	2,642	(27,749)
Total equity	1,749,167	1,694,134
__________________
(1)	Non-GAAP financial measures. Refer to "Capital" below for additional information about the components and a reconciliation of these measures.
(2)	On a tax-equivalent basis and excluding the changes in fair value of derivative instruments (see "Net Interest Income" below for a reconciliation of these non-GAAP financial measures).
(3)	Non-interest expenses to the sum of net interest income and non-interest income. The denominator includes non-recurring income and changes in the fair value of derivative instruments.
(4)

Loans used in the denominator in calculating net charge-offs, non-performing loan and non-performing asset rates include purchased credit-impaired ("PCI") loans. However, the Corporation separately tracks and reports PCI loans and excludes these from non-performing loan and non-performing asset statistics.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations relates to the accompanying unaudited consolidated financial statements of First BanCorp. (the “Corporation” or “First BanCorp.”) and should be read in conjunction with such financial statements and the notes thereto. This section also presents certain non-GAAP financial measures.  Refer to “Basis of Presentation” below for additional information about why the non-GAAP financial measures are being presented.

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

Recent Significant Events:

Other-Than-Temporary Impairment on Puerto Rico Government Obligations

During the first quarter of 2016, the Corporation recorded a $6.3 million other-than-temporary impairment (“OTTI”) charge on three Puerto Rico Government debt securities held by the Corporation as part of its available-for-sale securities portfolio, specifically bonds of the Government Development Bank for Puerto Rico (the “GDB”) and the Puerto Rico Public Buildings Authority.  This is the third OTTI charge on these securities recorded since June 30, 2015, as OTTI charges of $12.9 million and $3.0 million were booked in the second and fourth quarters of 2015, respectively.  The credit-related impairment loss estimate was based on the probability of default and estimated loss severity in the event of default in consideration of the latest available information about the Puerto Rico Government’s financial condition, including the enactment of a debt moratorium law and the declaration of a state of emergency at the GDB by the Puerto Rico government.  As of March 31, 2016, the Corporation owns Puerto Rico Government debt securities with an aggregate amortized cost of $43.4 million (net of the $22.2 million OTTI aggregate charges taken on these securities), recorded on its books at a fair value of $26.4 million. The GDB bonds held by the Corporation are scheduled to mature on February 1, 2019. Pursuant to the Puerto Rico Emergency Moratorium and Financial Rehabilitation Act enacted on April 6, 2016, the Puerto Rico governor issued an executive order imposing a moratorium on the debt service payment required to be paid by the GDB on May 1, 2016. The GDB paid the scheduled interest payment of $22 million but defaulted on the principal payment of $367 million of its notes due to other creditors on May 1, 2016. In addition, on April 30, 2016, the Puerto Rico Government announced that GDB entered into an agreement with credit unions in Puerto Rico to exchange $33 million of notes maturing on May 1, 2016 for newly issued notes with substantially the same terms, but maturing on May 1, 2017. On April 6, 2016, the Puerto Rico Government released the revised restructuring proposal presented to its creditors as it has payments totaling approximately $1.9 billion coming due on July 1, 2016, including about $780 million in general obligation bonds.

Commercial Loans Guaranteed by the Puerto Rico Tourism Development Fund

During the first quarter of 2016, the Corporation placed in non-accrual status its $128.6 million exposure to commercial mortgage loans guaranteed by the Puerto Rico Tourism Development Fund (“TDF”).  The TDF is a subsidiary of the GDB that facilitates private sector financings to the Puerto Rico’s hotel industry.  The borrower and the operations of the underlying collateral are the primary sources of repayment and the TDF provides a secondary guarantee for payment performance.  Recent developments related to the Puerto Rico government fiscal situation introduced additional uncertainty regarding TDF’s ability to honor its guarantee, including the enactment on April 6, 2016 of the Puerto Rico Emergency Moratorium and Financial Rehabilitation Act.  This Act gives Puerto Rico’s governor emergency powers to deal with the challenging fiscal situation, including the ability to declare a moratorium on all bond and other payments.  Puerto Rico’s governor also issued an executive order intended to protect the GDB’s liquidity by allowing withdrawals only to fund necessary costs for essential services such as health, public safety and education services.  The Corporation’s TDF guaranteed loans were current on contractual payments as of March 31, 2016.  Prospectively, principal and interest payment collections will be applied against the outstanding balance of the loans.  The Corporation has been receiving combined payments from the borrowers and TDF as guarantor sufficient to cover contractual payments on these loans, including collections of principal and interest from TDF of $0.6 million in the first quarter of 2016 and $5.3 million in the entire year 2015.  These loans have been adversely classified since the third quarter of 2015 and the general reserve for commercial loans was increased in the fourth quarter of 2015 due to qualitative factors that stressed the historical loss rates applied to the Puerto Rico Government-related exposure, including this particular portfolio.  The migration of the loans guaranteed by the TDF to non-accrual status in the first quarter of 2016 did not result in significant increases to the allowance for loan losses.

Repurchase and Cancellation of Trust Preferred Securities

During the first quarter of 2016, the Corporation completed the repurchase of $10 million in trust preferred securities of the FBP Statutory Trust II that were auctioned in a public sale at which the Corporation was invited to participate.  The Corporation repurchased and cancelled the repurchased trust preferred securities, resulting in a commensurate reduction in the related Floating Rate Junior Subordinated Debentures.  The Corporation’s winning bid equated to 70% of the $10 million par value.  The 30% discount, plus accrued interest, resulted in a gain of $4.2 million, which is reflected in the statement of income as a “Gain on early extinguishment of debt.”  As of March 31, 2016, the Corporation still has Floating Rate Junior Subordinated Debentures (“subordinated debt”) outstanding in the aggregate amount of $216.2 million.

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

The Corporation had net income of $23.3 million, or $0.11 per diluted common share, for the quarter ended March 31, 2016, compared to $25.6 million, or $0.12 per diluted common share, for the same period in 2015.  The Corporation’s financial results for the first quarter of 2016 included the following unusual and/or non-recurring items: (i) a $6.7 million OTTI charge on debt securities, including the $6.3 million OTTI charge on Puerto Rico Government debt securities and a $0.4 million OTTI charge on private label MBS (no tax benefit was recognized for the OTTI charges due to the capital treatment of these items and the fact that the Corporation still has a partial deferred tax asset valuation allowance) and (ii) a $4.2 million gain on the repurchase and cancellation of $10 million in trust preferred securities realized at the holding company (no effect on the income tax expense based on available operating expenses and net operating losses at the holding company level).

The results for the first quarter of 2015 included a $13.4 million ($8.2 million after-tax) bargain purchase gain on assets acquired and liabilities assumed from Doral Bank and $2.1 million ($1.3 million after-tax) of related acquisition and conversion costs. In addition, an OTTI charge of $0.2 million on private label MBS was recorded in the first quarter of 2015.

      The following table reconciles for the first quarters of 2016 and 2015, net income to adjusted net income, a non-GAAP financial measure that excludes certain unusual and/or non-recurring items affecting comparability:

	Quarter ended March 31,
	2016	2015
(In thousands)
Net income, as reported	$23,344	$25,646
Exclude significant items (net of tax):
Gain on early extinguishment of debt	(4,217)	-
Other-than-temporary impairment on debt securities	6,687	156
Bargain purchase gain on assets acquired and liabilities assumed
from Doral Bank	-	(8,201)
Acquisition and conversion costs of loans and deposits assumed
from Doral Bank	-	1,272
Adjusted net income, excluding items affecting comparability	$25,814	$18,873

The key drivers of the Corporation’s financial results include the following:

•         Net interest income decreased $1.0 million to $124.6 million for the quarter ended March 31, 2016 compared to the same period in 2015. The decrease in net interest income was primarily driven by: (i) a $3.7 million decrease in interest income on consumer loans mainly attributable to the $152.8 million reduction in the average balance of this portfolio, primarily auto loans, and (ii) a $0.6 million decrease in interest income on commercial and construction loans primarily reflecting a decrease of approximately $1.1 million related to the $257.1 million decline in the average balance in this portfolio and the adverse impact of approximately $1.4 million in interest payments received in the first quarter of 2016 from the PREPA credit facility applied against the outstanding balance rather than as interest income, partially offset by an increase of approximately $1.0 million related to fees earned on certain large loans paid off during the first quarter of 2016, an increase of approximately $0.3 million related to the benefit of higher short-term interest rates on loan repricings and an increase of approximately $0.5 million related to the effect of one additional day in the first quarter of 2016 compared to the same period in 2015.

The aforementioned variances in interest income on consumer and commercial loans were partially offset by: (i) a $2.0 million increase in the interest income on residential mortgage loans primarily reflecting the full quarter impact of the loans acquired from Doral Bank in late February 2015, (ii) a $0.5 million increase in interest income on interest-bearing cash balances, primarily related to deposits maintained in the Federal Reserve Bank, due to the increase in the fed funds rate in December 2015, and (ii) a $0.6 million decrease in interest expense primarily related to the reduced reliance on brokered CDs and the interest income earned on reverse repurchase agreements that qualifies for offsetting accounting entered into after March 31, 2015.   The reduced reliance in brokered CDs and the income from the reverse repurchase agreements more than offset the effect of a higher balance of  FHLB advances as well as higher costs on brokered CDs due to both higher market interest rates and, to a lesser extent, longer-terms on new issuances compared to the average life of maturing brokered CDs.  The net interest margin remained flat at 4.18% for the first quarter of 2016 compared to the same period in 2015.

•         The provision for loan and lease losses decreased $11.9 million to $21.1 million for the first quarter of 2016 compared to $33.0 million for the same period in 2015. The decrease was driven by: (i) an $8.4 million decrease in the provision for consumer loans primarily reflecting lower levels of charge-offs, declining loss severity rates on auto loans and the overall decline in the size of this portfolio; (ii) a $3.0 million decrease in the provision for commercial and construction loans primarily due to lower levels of charge-offs, lower charges to the general reserve computed for these loans that reflect both improvements in delinquency trends and the overall decrease in the size of this portfolio; and (iii) a $0.5 million decrease in the provision for residential mortgage loans driven by the observed trend of  lower loss severity on foreclosure and liquidation of residential mortgage loans.

Net charge-offs totaled $23.6 million for the first quarter of 2016, or 1.03% of average loans on an annualized basis, compared to $29.3 million, or 1.25% of average loans for the same period in 2015.  The decrease was primarily reflected in the consumer and commercial mortgage loan portfolios.  Refer to the discussions under “Provision for loan and lease losses” and “Risk Management” below for an analysis of the allowance for loan and lease losses and non-performing assets and related ratios.

•         The Corporation recorded non-interest income of $18.5 million for the first quarter of 2016, compared to $32.7 million for the same period in 2015.  Non-interest income for both periods included unusual and/or non-recurring items such as: (i) the OTTI charge on debt securities of $6.7 million recorded in the first quarter of 2016, primarily on Puerto Rico Government debt securities, (ii) the $4.2 million gain on the repurchase and cancellation of $10 million in trust preferred securities, and (iii) the $13.4 million bargain purchase gain on assets acquired and liabilities assumed from Doral Bank in the first quarter of 2015.  Excluding the aforementioned unusual and/or non-recurring items, adjusted non-interest income increased by $1.5 million primarily related to a $1.2 million increase in service charges on deposits associated with the deposits assumed from Doral Bank in late February 2015 as well as the implementation of new service and transactional fees on certain products implemented in November 2015 and a $1.1 million increase in revenues from the mortgage banking business primarily related to higher volume and gain margins on residential mortgage loan sales in the secondary market to U.S. government sponsored entities.

•         Non-interest expenses increased by $1.3 million to $93.0 million for the first quarter of 2016 compared to the same period in 2015.  Excluding the non-recurring acquisition and conversion costs of $2.1 million related to the acquisition of assets and assumption of liabilities from Doral Bank, adjusted non-interest expenses increased by $3.4 million.  The increase in adjusted non-interest expenses was mainly due to: (i) a $2.8 million increase in employees’ compensation, reflecting salary merit increases that became effective after March 31, 2015 and the full quarter impact of personnel costs associated with the branches acquired from Doral Bank in February 2015, (ii) a $1.1 million increase in business promotion expenses, primarily due to the timing of marketing campaigns and charitable contributions, (iii) a $0.6 million increase in losses on OREO operations primarily reflecting the impact of a $1.2 million gain realized at the time of disposition of certain commercial OREO properties in the first quarter of 2015, partially offset by a $0.7 million increase in rental income associated with both a higher inventory of income-producing properties and increased activity, and (iv) a $0.6 million increase in the provision for unfunded loan commitments primarily related to a floor plan revolving line of credit.  These increases were partially offset by a $1.1 million decrease in collections, appraisals and other credit related professional service fees associated with troubled loans resolution efforts.  Refer to the “Non Interest Expenses” discussion below for additional information.

•         For the first quarter of 2016, the Corporation recorded income tax expense of $5.7 million, compared to $8.0 million for the same period in 2015. The Corporation’s effective tax rate for the first quarter of 2016 (excluding entities from which a tax benefit cannot be recognized) was 21%, which approximates the expected effective tax rate for the year, compared to 22% for the first quarter of 2015.  As of March 31, 2016, the Corporation had a net deferred tax asset of $307.6 million (net of a valuation allowance of $197.0 million).  Refer to “Income Taxes” below for additional information.

•         As of March 31, 2016, total assets were $12.7 billion, an increase of $141.4 million from December 31, 2015. The increase was mainly due to a $274.4 million increase in cash and cash equivalents primarily tied to an increase in demand deposits and proceeds from the repayment of certain large commercial loans during the first quarter of 2016, partially offset by a $140.5 million decrease in total loans primarily reflecting an $88.0 million decrease in commercial and construction loans and a $40.8 million decrease in consumer loans.  The decrease in commercial loans was driven by the repayment of two large commercial loans totaling approximately $94.3 million during the first quarter, and a $17 million decrease in the floor plan lending portfolio, partially offset by a $49.6 million increase in the commercial and construction loan portfolio in the Florida region.  Refer to “Financial Condition and Operating Data” below for additional information.

•         As of March 31, 2016, total liabilities were $11.0 billion, an increase of $86.3 million, from December 31, 2015.  The increase was mainly due to a $137.1 million increase in deposits, excluding government deposits and brokered CDs, primarily demand deposits and savings in both Puerto Rico and the Virgin Islands regions, and a $50.7 million increase in government deposits.  These increases were partially offset by a $91.2 million decrease in brokered CDs and the $10.0 million decrease in junior subordinated debentures associated with the repurchase and cancellation of trust preferred securities.  Refer to “Risk Management – Liquidity and Capital Adequacy” below for additional information about the Corporation’s funding sources.

•         As of March 31, 2016, the Corporation’s stockholders’ equity was $1.7 billion, an increase of $55.0 million from December 31, 2015.  The increase was mainly driven by the net income of $23.3 million for the first quarter of 2016 and a $24.6 million increase in the fair value of available-for-sale U.S. agency MBS and debt securities recorded as part of other comprehensive income.

•         The Corporation’s Total Capital, Common equity Tier 1 Capital, Tier 1 Capital and Leverage ratios calculated under the Basel III  rules as currently in effect were 20.17%, 16.60%, 16.60%, and 12.20%,  respectively, as of March 31, 2016, compared to Total Capital, Common Equity Tier 1 Capital, Tier 1 Capital and Leverage ratios of 20.01%, 16.92%, 16.92%, and 12.22%, respectively, as of December 31. 2015.  The decrease in Common Equity Tier 1 Capital, Tier 1 Capital and Leverage ratios primarily reflects the transitional effects of the Basel III rules applicable in 2016 for deferred tax assets arising from net operating losses and tax credit carryforwards and the phase out of trust preferred securities from Tier 1 Capital.   The Corporation’s tangible common equity ratio increased to 13.13% as of March 31, 2016, from 12.84% as of December 31, 2015.   Refer to “Risk Management – Capital” below for additional information.

•         Total loan production, including purchases, refinancings, renewals and draws from existing revolving and non-revolving commitments, was $645.4 million for the quarter ended March 31, 2016, excluding the utilization activity on outstanding credit cards, compared to $688.9 million for the same period in 2015. The decrease was reflected in most of the principal loan categories in Puerto Rico, which showed an aggregate decrease of $71.6 million, partially offset by a $39.2 million increase in loan originations in the Florida region.

•         Total non-performing assets were $737.2 million as of March 31, 2016, an increase of $127.3 million from December 31, 2015. The increase was primarily attributable to the inflow of the $128.6 million exposure to commercial mortgage loans guaranteed by the TDF.  Excluding the $128.6 million exposure to loans guaranteed by the TDF, non-performing assets would have decreased by $1.2 million.  Refer to “Risk Management - Non-accruing and Non-performing Assets” below for additional information.

•         Adversely classified commercial and construction loans held for investment increased by $47.0 million to $569.1 million as of March 31, 2016 from $522.1 million as of December 31, 2015, driven by the inflow to adverse classification categories of three commercial loans totaling $48.3 million.

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

The Corporation’s critical accounting policies are described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in First BanCorp.’s 2015 Annual Report on Form 10-K. There have not been any material changes in the Corporation’s critical accounting policies since December 31, 2015.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income is the excess of interest earned by First BanCorp. on its interest-earning assets over the interest incurred on its interest-bearing liabilities. First BanCorp.’s net interest income is subject to interest rate risk due to the repricing and maturity mismatch of the Corporation’s assets and liabilities. Net interest income for the quarter ended March 31, 2016 was $124.6 million compared to $125.6 million for the comparable period in 2015. On a tax-equivalent basis and excluding the changes in the fair value of derivative instruments, net interest income for the quarter ended March 31, 2015 was $129.5 million compared to $129.7 million for the comparable period in 2015.

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

 The net interest income is computed on an adjusted tax-equivalent basis and excluding the change in the fair value of derivative instruments. For a definition and reconciliation of this non-GAAP financial measure, refer to the discussions below.

Part I

	Average Volume		Interest income (1) / expense		Average Rate (1)
Quarter ended March 31,	2016	2015	2016	2015	2016	2015
(Dollars in thousands)

Interest-earning assets:
Money market & other short-term investments	$850,782	$808,754	$1,073	$537	0.51%	0.27%
Government obligations (2)	538,395	421,948	2,720	2,338	2.03%	2.25%
Mortgage-backed securities	1,389,806	1,551,804	12,277	12,501	3.55%	3.27%
FHLB stock	31,284	25,467	348	295	4.47%	4.70%
Other investments	1,470	357	1	-	0.27%	0.00%
Total investments (3)	2,811,737	2,808,330	16,419	15,671	2.35%	2.26%

Residential mortgage loans	3,321,582	3,120,648	45,388	43,482	5.50%	5.65%
Construction loans	160,283	172,055	1,615	1,532	4.05%	3.61%
C&I and commercial mortgage loans	3,881,980	4,127,305	43,795	43,671	4.54%	4.29%
Finance leases	230,224	230,299	4,436	4,611	7.75%	8.12%
Consumer loans	1,576,696	1,729,448	44,032	47,523	11.23%	11.14%
Total loans (4) (5)	9,170,765	9,379,755	139,266	140,819	6.11%	6.09%
Total interest-earning assets	$11,982,502	$12,188,085	$155,685	$156,490	5.23%	5.21%

Interest-bearing liabilities:
Brokered CDs	$2,076,816	$2,736,653	$6,017	$6,610	1.17%	0.98%
Other interest-bearing deposits	5,945,426	5,848,597	11,240	11,084	0.76%	0.77%
Other borrowed funds	919,015	1,131,959	7,455	8,210	3.26%	2.94%
FHLB advances	455,000	325,000	1,471	934	1.30%	1.17%
Total interest-bearing liabilities	$9,396,257	$10,042,209	$26,183	$26,838	1.12%	1.08%

Net interest income			$129,502	$129,652

Interest rate spread					4.11%	4.13%

Net interest margin					4.35%	4.31%

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
(5)

Interest income on loans includes $2.8 million and $2.7 million for the first quarter of 2016 and 2015, respectively, of income from prepayment penalties and late fees related to the Corporation’s loan portfolio.

Part II

	Quarter ended March 31,
	2016 compared to 2015
	Increase (decrease)
	Due to:
(In thousands)	Volume	Rate	Total

Interest income on interest-earning assets:

Money market & other short-term investments	$30	$506	$536
Government obligations	632	(250)	382
Mortgage-backed securities	(1,328)	1,104	(224)
FHLB stock	68	(15)	53
Other investments	-	1	1
Total investments	(598)	1,346	748

Residential mortgage loans	2,977	(1,071)	1,906
Construction loans	(107)	190	83
C&I and commercial mortgage loans	(2,524)	2,648	124
Finance leases	(1)	(174)	(175)
Consumer loans	(4,063)	572	(3,491)
Total loans	(3,718)	2,165	(1,553)
Total interest income	(4,316)	3,511	(805)

Interest expense on interest-bearing liabilities:

Brokered CDs	(1,740)	1,147	(593)
Other interest-bearing deposits	231	(75)	156
Other borrowed funds	(1,615)	860	(755)
FHLB advances	417	120	537
Total interest expense	(2,707)	2,052	(655)
Change in net interest income	$(1,609)	$1,459	$(150)

Portions of the Corporation’s interest-earning assets, mostly investments in obligations of some U.S. government agencies and sponsored entities, generate interest that is exempt from income tax, principally in Puerto Rico. Also, interest and gains on sales of investments held by the Corporation’s international banking entities (“IBEs”) are tax-exempt under Puerto Rico tax law (refer to “Income Taxes” below for additional information). To facilitate the comparison of all interest data related to these assets, the interest income has been converted to an adjusted taxable equivalent basis. The tax equivalent yield was estimated by dividing the interest rate spread on exempt assets by 1 less the Puerto Rico statutory tax rate as adjusted for changes to enacted tax rates (39.0%) and adding to it the average cost of interest-bearing liabilities. The computation considers the interest expense disallowance required by Puerto Rico tax law.

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

   The following table reconciles net interest income in accordance with GAAP to net interest income, excluding valuations, and net interest income on an adjusted tax-equivalent basis. The table also reconciles net interest spread and net interest margin on a GAAP basis to these items excluding valuations and on an adjusted tax-equivalent basis:

	Quarter Ended March 31,
(Dollars in thousands)	2016	2015

Interest Income - GAAP	$150,831	$152,485
Unrealized loss on derivative instruments	4	-
Interest income excluding valuations	150,835	152,485
Tax-equivalent adjustment	4,850	4,005
Interest income on a tax-equivalent basis excluding valuations	155,685	156,490

Interest Expense - GAAP	26,183	26,838

Net interest income - GAAP	$124,648	$125,647

Net interest income excluding valuations	$124,652	$125,647

Net interest income on a tax-equivalent basis excluding valuations	$129,502	$129,652

Average Balances
Loans and leases	$9,170,765	$9,379,755
Total securities, other short-term investments and interest-bearing cash balances	2,811,737	2,808,330
Average Interest-Earning Assets	$11,982,502	$12,188,085

Average Interest-Bearing Liabilities	$9,396,257	$10,042,209

Average Yield/Rate
Average yield on interest-earning assets - GAAP	5.06%	5.07%
Average rate on interest-bearing liabilities - GAAP	1.12%	1.08%
Net interest spread - GAAP	3.94%	3.99%
Net interest margin - GAAP	4.18%	4.18%

Average yield on interest-earning assets excluding valuations	5.06%	5.07%
Average rate on interest-bearing liabilities excluding valuations	1.12%	1.08%
Net interest spread excluding valuations	3.94%	3.99%
Net interest margin excluding valuations	4.18%	4.18%

Average yield on interest-earning assets on a tax-equivalent basis
and excluding valuations	5.23%	5.21%
Average rate on interest-bearing liabilities excluding valuations	1.12%	1.08%
Net interest spread on a tax-equivalent basis and excluding valuations	4.11%	4.13%
Net interest margin on a tax-equivalent basis and excluding valuations	4.35%	4.31%

Interest income on interest-earning assets primarily represents interest earned on loans held for investment and investment securities.

Interest expense on interest-bearing liabilities primarily represents interest paid on brokered CDs, branch-based deposits, repurchase agreements, advances from the FHLB and junior subordinated debentures.

Unrealized gains or losses on derivatives represent changes in the fair value of derivatives, primarily interest rate caps used for protection against rising interest rates.

For the quarter ended March 31, 2016, net interest income decreased $1.0 million to $124.6 million compared to $125.6 million for the same period in 2015.  The net interest margin remained flat at 4.18%.  The $1.0 million decrease in net interest income was primarily due to:

•         A $3.7 million decrease in interest income on consumer loans and finance leases mainly attributable to the $152.8 million reduction in the average balance of this portfolio, primarily auto loans.

•         A $0.6 million decrease in interest income on commercial and construction loans primarily reflecting a decrease of approximately $1.1 million in interest income related to the $257.1 million decline in the average balance in this portfolio and the adverse impact of approximately $1.4 million in interest payments received in the first quarter of 2016 applied against the outstanding balance of the PREPA credit facility rather than as interest income.  This facility was placed in non-accrual status in the first quarter of 2015 and interest payments received have been accounted for on a cost-recovery basis since May 2015. Partially offsetting these variances were fees of approximately $1.0 million recorded in the first quarter of 2016 related to the repayment of certain large loans, an increase of approximately $0.3 million in interest income related to the benefit of higher short-term interest rates on loan repricings and an increase of approximately $0.5 million related to the effect of one additional day in the first quarter of 2016 compared to the same period in 2015.

The aforementioned decrease in interest income on consumer and commercial loans was partially offset by:

•         A $2.0 million increase in the interest income on residential mortgage loans primarily reflecting the full quarter impact of the loans acquired from Doral Bank in late February 2015.

•         A $0.5 million increase in interest income on interest-bearing cash balances, primarily related to deposits maintained in the Federal Reserve Bank, due to the increase in the fed funds rate in December 2015.

•         A $0.6 million decrease in interest expense primarily related to the reduced reliance on brokered CDs and the impact of the ability to offset interest expense against interest income earned on reverse repurchase agreements that qualifies for offsetting accounting entered into after March 31, 2015.  Interest expense on brokered CDs decreased by $0.6 million mainly related to the effect of the $659.8 million decrease in the average balance, which more than offset higher costs due to both higher market interest rates and, to a lesser extent, longer-terms on new issuances compared to maturing CDs.  Over the last 12 months the Corporation repaid approximately $1.8 billion of maturing brokered CDs with an all-in cost of 0.86% and new issuances amounted to approximately $1.2 billion with an all-in cost of 1.14%.  The original average life of the brokered CDs outstanding as of March 31, 2016 was 2.3 years compared to an average life of 2.2 years a year ago.  Interest expense on repurchase agreements decreased by $0.9 million mainly related to the netting effect of the $1.1 million interest income earned in the first quarter of 2015 on $200 million reverse repurchase agreements entered into after March 31, 2015 that qualifies for offsetting accounting pursuant to ASC 210-20-45-11.  These variances were partially offset by a $0.5 million increase in the interest expense on FHLB advances related to the $130.0 million of advances obtained during the fourth quarter of 2015 with maturities of four years (average cost of 1.64%).

On an adjusted tax-equivalent basis, net interest income for the first quarter of 2016 decreased by $0.2 million to $129.5 million when compared to the same period in 2015 as the effect of the facts discussed above was partially offset by an increase of $0.8 million in the tax-equivalent adjustment attributable to higher yields on MBS held by the Corporation’s IBE subsidiary, FirstBank Overseas Corporation.

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

     For the quarter ended March 31, 2016, the Corporation recorded a provision for loan and lease losses of $21.1 million, compared to $33.0 million for the comparable period in 2015.  The decrease was mainly driven by:

•         An $8.4 million decrease in the provision for consumer loans, primarily reflecting lower levels of charge-offs, declining loss severity rates on auto loans and the overall decline in the size of this portfolio.  Consumer loans net charge-offs decreased by $3.6 million for the first quarter of 2016 compared to the same period in 2015.

•         A $3.0 million decrease in the provision for commercial and construction loans primarily due to lower levels of charge-offs and lower charges to the general reserve computed for these loans that reflect both improvements in delinquency trends and the overall decrease in the size of this portfolio. Construction and commercial loans net charge-offs decreased by $3.9 million for the first quarter of 2016 compared to the same period in 2015.

•         A $0.5 million decrease in the provision for residential mortgage loans driven by the experience observed over a 12-month look-back period that showed lower than projected liquidations, loss severity rates and delinquency levels.

Refer to “Credit Risk Management” below for an analysis of the allowance for loan and lease losses, non-performing assets, impaired loans and related information, and refer to “Financial Condition and Operating Data Analysis – Loan Portfolio” and “Risk Management — Credit Risk Management” below for additional information concerning the Corporation’s loan portfolio exposure in the geographic areas where the Corporation does business.

Non-Interest Income

	Quarter Ended March 31,
	2016	2015
	(In thousands)

Service charges on deposit accounts	$5,800	$4,555
Mortgage banking activities	4,753	3,618
Insurance income	3,269	3,022
Other operating income	7,109	8,247

Non-interest income before net gain (loss) on investments, gain on
early extinguishment of debt, and bargain purchase gain	20,931	19,442
Net gain (loss) on sale of investments	8	-
OTTI on debt securities	(6,687)	(156)
Net loss on investments	(6,679)	(156)
Bargain purchase gain	-	13,443
Gain on early extinguishment of debt	4,217	-
Total	$18,469	$32,729

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

The gain on early extinguishment of debt is related to the repurchase and cancellation of $10 million trust preferred securities in the first quarter of 2016. Refer to “Executive Summary – Recent Significant Events – Repurchase and Cancellation of Trust Preferred Securities” above for additional information.

The bargain purchase gain is related to assets acquired and deposits assumed from Doral Bank in the first quarter of 2015.  On February 27, 2015, FirstBank acquired 10 Puerto Rico branches of Doral Bank, assumed $522.7 million in deposits related to such branches, acquired approximately $324.8 million in principal balance of loans, primarily residential mortgage loans, acquired $5.5 million of property, plant and equipment and received $217.7 million of cash, through an alliance with Banco Popular of Puerto Rico (“Popular”), who was the successful lead bidder with the FDIC on the failed Doral Bank, as well as other co-bidders.  Under the FDIC’s bidding format, Popular was the lead bidder and party to the purchase and assumption agreement with the FDIC covering all assets and deposits to be acquired by Popular and its alliance co-bidders. Popular entered into back to back purchase assumption agreements with the alliance co-bidders, including FirstBank, for the transferred assets and deposits. There is no loss-share arrangement with the FDIC related to the acquired assets, meaning that FirstBank will assume all losses with respect to such assets, with no financial assistance from the FDIC. The gain of $13.4 million represents the excess of the estimated fair value of the assets acquired (including cash payments of $217.7 million received from the FDIC) over the estimated fair value of the liabilities assumed.

Non-interest income for the first quarter of 2016 amounted to $18.5 million, compared to $32.7 million for the same period in 2015. Non-interest income for both periods included unusual and/or non-recurring items such as: (i) the OTTI charge on debt securities of $6.7 million recorded in the first quarter of 2016, primarily on Puerto Rico Government debt securities, (ii) the $4.2 million gain on the repurchase and cancellation of $10 million in trust preferred securities, and (iii) the $13.4 million bargain purchase gain on assets acquired and liabilities assumed from Doral Bank in the first quarter of 2015.  Excluding the aforementioned unusual and/or non-recurring items, adjusted non-interest income increased by $1.5 million primarily related to:

•         A $1.2 million increase in service charges on deposits associated with the deposits assumed from Doral Bank in late February 2015, as well as the implementation of new service and transactional fees on certain products implemented in November 2015.

•         A $1.1 million increase in revenues from the mortgage banking business, primarily driven by a $1.4 million increase in gains on sale of residential mortgage loans in the secondary market associated with both a higher volume of sales and market expectation of lower long-term interest rates that resulted in higher gain margins, partially offset by a $0.5 million increase in losses on TBAs MBS forward contracts.  Loans sold in the secondary market to U.S. government-sponsored entities amounted to $106.0 million with a related gain of $4.3 million in the first quarter of 2016, compared to $85.3 million with a related gain of $2.9 million in the first quarter of 2015.

Partially offset by:

•         A $1.1 million decrease in “other operating income” in the table above, reflecting a $1.9 million decrease in fees from merchant transactions due to the sale of merchant contracts completed in the fourth quarter of 2015 (a reduction of approximately $1.1 million in processing costs, depreciation and other expenses related to the sale of merchant contracts was reflected in non-interest expenses).  The decrease in fees from merchant contracts was partially offset by higher interchange and ATM fee income as well as fee income of $0.4 million recorded in the first quarter of 2016 related to a terminated credit agreement in which the Bank was committed to purchase a loan participation.

Non-Interest Expenses

The following table presents non-interest expenses for the periods indicated:

	Quarter Ended March 31,
	2016	2015

	(In thousands)

Employees' compensation and benefits	$38,435	$35,654
Occupancy and equipment	14,183	14,349
Insurance and supervisory fees	7,343	6,860
Taxes, other than income taxes	3,792	3,001
Professional fees:
Collections, appraisals and other credit-related fees	2,381	3,447
Outsourcing technology services	4,768	4,704
Other professional fees	3,627	7,067
Credit and debit card processing expenses	3,282	3,957
Business promotion	4,003	2,868
Communications	1,808	1,608
Net loss on OREO and OREO operations	3,206	2,628
Other	6,169	5,585
Total	$92,997	$91,728

Non-interest expenses for the first quarter of 2016 were $93.0 million, compared to $91.7 million for the same period in 2015.   Excluding non-recurring acquisition and conversion costs of $2.1 million related to the acquisition of assets and assumption of liabilities from Doral Bank in February 2015, adjusted non-interest expenses increased by $3.4 million.  The increase in adjusted non-interest expenses was mainly due to:

•         A $2.8 million increase in employees’ compensation, reflecting salary merit increases that became effective after March 31, 2015 and the full quarter impact of personnel costs associated with the branches acquired from Doral Bank in February 2015.

•         A $1.1 million increase in business promotion expenses, primarily due to the timing of marketing campaigns and higher charitable contribution expenses.

•         A $0.6 million increase in losses on OREO operations, primarily reflecting the impact of a $1.2 million gain realized at the time of disposition of certain commercial OREO properties sold in the first quarter of 2015, partially offset by a $0.7 million increase in rental income associated with both a higher inventory of income-producing properties and increased activity.

•         A $0.6 million increase in the provision for unfunded loan commitments, included as part of “Other” in the table above, primarily related to a floor plan revolving line of credit.

•         A $0.3 million increase in the FDIC insurance premium expense, included as part of “Insurance and supervisory fees” in the table above, as the 2014 fourth quarter significant net income no longer part of the core earnings to average assets ratio component of the assessment that considers the last four quarters of earnings.

These increases were partially offset by:

•         A $1.1 million decrease in collections, appraisals and other credit-related professional service fees associated with lower costs on troubled loans resolution efforts.

•         The aforementioned decrease of $1.1 million in processing costs, depreciation and other expenses related to the sale of merchant contracts completed in the fourth quarter of 2015.  Most of this decrease is reflected in “Credit and debit card processing fees” and “Occupancy and equipment” in the table above.

Income Taxes

Income tax expense includes Puerto Rico and USVI income taxes as well as applicable U.S. federal and state taxes. The Corporation is subject to Puerto Rico income tax on its income from all sources. As a Puerto Rico corporation, First BanCorp. is treated as a foreign corporation for U.S. and USVI income tax purposes and is generally subject to U.S. and USVI income tax only on its income from sources within the U.S. and USVI or income effectively connected with the conduct of a trade or business in those regions. Any tax paid in the U.S. and USVI is also creditable against the Corporation’s Puerto Rico tax liability, subject to certain conditions and limitations.

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

     As of March 31, 2016, the deferred tax assets, net of a valuation allowance of $197.0 million, amounted to $307.6 million and management concluded, based upon the assessment of all positive and negative evidence, that it is more likely than not that the Corporation will generate sufficient taxable income within the applicable NOL carry-forward periods to realize such amount.

     The Corporation recorded an income tax expense of $5.7 million in the first quarter of 2016 compared to $8.0 million for the quarter ended March 31, 2015. For the quarter ended March 31, 2016, the Corporation calculated the provision for income taxes by applying the estimated annual effective tax rate for the full fiscal year to ordinary income or loss.  In the computation of the consolidated worldwide annual estimated effective tax rate, ASC 740-270 requires the exclusion of legal entities with pre-tax losses from which a tax benefit cannot be recognized.  The consolidated worldwide estimated effective tax rate, excluding entities with pre-tax losses from which a tax benefit cannot be recognized, is 21% for the quarter ended on March 31, 2016 compared to 22% for the quarter ended on March 31, 2015.  The effective tax rate including all entities for the first quarter of 2016 is 20%.

FINANCIAL CONDITION AND OPERATING DATA ANALYSIS

Assets

Total assets were $12.7 billion, an increase of $141.4 million from December 31, 2015. The increase was mainly due to a $274.4 million increase in cash and cash equivalents primarily tied to an increase in demand deposits and proceeds from the repayment of certain large commercial loans during the first quarter of 2016, partially offset by a $140.5 million decrease in total loans as further discussed below.

Loan Portfolio

The following table presents the composition of the Corporation’s loan portfolio, including loans held for sale, as of the dates indicated:

	March 31,	December 31,
(In thousands)	2016	2015

Residential mortgage loans	$3,330,945	$3,344,719
Commercial loans:
Commercial mortgage loans	1,524,491	1,537,806
Construction loans	146,129	156,195
Commercial and Industrial loans	2,343,416	2,407,996
Total commercial loans	4,014,036	4,101,997
Finance leases	230,801	229,165
Consumer loans	1,555,560	1,597,984
Total loans held for investment	9,131,342	9,273,865
Less:
Allowance for loan and lease losses	(238,125)	(240,710)
Total loans held for investment, net	$8,893,217	$9,033,155
Loans held for sale	37,868	35,869
Total loans, net	$8,931,085	$9,069,024

       As of March 31, 2016, the Corporation’s total loans held for investment, net of allowance, decreased by $139.9 million, when compared to the balance as of December 31, 2015.  The decline primarily reflects an $88.0 million decrease in commercial and construction loans and a $40.8 million decrease in consumer loans and finance leases.  The decrease in commercial loans was driven by the repayment of two large commercial loans totaling $94.3 million during the first quarter of 2016, and a $17 million decrease in the floor plan lending portfolio, partially offset by a $49.6 million increase in the commercial and construction loan portfolio in the Florida region.

      As shown in the table above, as of March 31, 2016, the loans held for investment portfolio was comprised of commercial loans (44%), residential real estate loans (36%), and consumer and finance leases (20%).  Of the total gross loan portfolio held for investment of $9.1 billion as of March 31, 2016, approximately 80% has credit risk concentration in Puerto Rico, 13% in the United States (mainly in the state of Florida) and 7% in the Virgin Islands, as shown in the following table:

As of March 31, 2016	Puerto Rico	Virgin Islands	United States	Total
	(In thousands)
Residential mortgage loans	$2,562,348	$325,326	$443,271	$3,330,945

Commercial mortgage loans	1,200,153	71,948	252,390	1,524,491
Construction loans	61,178	61,756	23,195	146,129
Commercial and Industrial loans	1,815,470	113,612	414,334	2,343,416
Total commercial loans	3,076,801	247,316	689,919	4,014,036

Finance leases	230,801	-	-	230,801

Consumer loans	1,463,043	48,021	44,496	1,555,560
Total loans held for investment, gross	$7,332,993	$620,663	$1,177,686	$9,131,342

Loans held for sale	35,745	354	1,769	37,868
Total loans	$7,368,738	$621,017	$1,179,455	$9,169,210

As of December 31, 2015	Puerto Rico	Virgin Islands	United States	Total
	(In thousands)
Residential mortgage loans	$2,575,888	$327,976	$440,855	$3,344,719

Commercial mortgage loans	1,208,347	69,773	259,686	1,537,806
Construction loans	63,654	69,874	22,667	156,195
Commercial and Industrial loans	1,876,143	173,916	357,937	2,407,996
Total commercial loans	3,148,144	313,563	640,290	4,101,997

Finance leases	229,165	-	-	229,165

Consumer loans	1,506,773	48,430	42,781	1,597,984
Total loans held for investment, gross	$7,459,970	$689,969	$1,123,926	$9,273,865

Loans held for sale	33,787	507	1,575	35,869
Total loans	$7,493,757	$690,476	$1,125,501	$9,309,734

Residential Real Estate Loans

     As of March 31, 2016, the Corporation’s residential real estate loan portfolio held for investment decreased by $13.8 million as compared to the balance as of December 31, 2015, mainly resulting from activities in Puerto Rico as principal repayments and charge-offs exceeded the volume of new loan originated and held for investment purposes.

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

Commercial and Construction Loans

As of March 31, 2016, the Corporation’s commercial and construction loan portfolio held for investment decreased by $88.0 million, as compared to the balance as of December 31, 2015. The reduction primarily reflects the aforementioned repayment of two large loans totaling $94.3 million comprised of a $60.0 million credit facility of a government-related facility in the Virgin Islands and a $34.3 million commercial credit facility in Puerto Rico.

As of March 31, 2016, the Corporation had $315.6 million of credit facilities, excluding investment securities, extended to the Puerto Rico Government, its municipalities and public corporations, of which $302.2 million was outstanding (book value of $297.2 million), compared to $314.6 million outstanding as of December 31, 2015. Approximately $199.3 million of the granted credit facilities outstanding consisted of loans to municipalities in Puerto Rico whose revenues are independent of the Puerto Rico central government. The good faith, credit and unlimited taxing power of the applicable municipality have been pledged to the repayment of the municipality’s loans. Approximately 88% of the Corporation’s municipality exposure consists primarily of senior priority loans concentrated on five of the largest municipalities in Puerto Rico (San Juan, Carolina, Bayamon, Mayaguez and Guaynabo). These municipalities are required by law to levy special property taxes in such amounts as are required for the payment of all of their respective general obligation bonds and loans. Late in 2015, GDB and the Municipal Revenue Collection Center (CRIM) signed a deed of trust. Through this deed, GDB, as fiduciary, is bound to keep the CRIM funds separate from any other deposits and must distribute the funds pursuant to the applicable law. In addition to municipalities, loans extended to the Puerto Rico Government include $6.9 million of loans to units of the Puerto Rico central government, and approximately $96.0 million ($91.0 million book value) consisted of loans to public corporations, including a direct exposure to PREPA with a book value of $69.7 million as of March 31, 2016. The PREPA credit facility was placed in non-accrual status in the first quarter of 2015 and interest payments are recorded on a cost-recovery basis.

    Furthermore, as of March 31, 2016, the Corporation had $128.6 million outstanding in financings to the hotel industry in Puerto Rico where the borrower and the operations of the underlying collateral are the primary sources of repayment and the TDF provides a secondary guarantee for payment performance, compared to $129.4 million as of December 31, 2015.  These loans were placed in non-accrual status and classified as impaired in the first quarter of 2016. Recent developments related to the Puerto Rico government’s fiscal situation introduced additional uncertainty regarding TDF’s ability to honor its guarantee, including the enactment of the Puerto Rico Emergency Moratorium and Financial Rehabilitation Act, which gives Puerto Rico’s governor emergency powers to deal with Puerto Rico’s challenging fiscal situation, including the ability to declare a moratorium on all bonds and other payments.  Puerto Rico’s governor also issued an executive order intended to protect the GDB’s liquidity by allowing withdrawals only to fund necessary costs for essential services such as health, public safety and education services. These loans were current on contractual payments as of March 31, 2016.  Prospectively, principal and interest collections will be applied against the outstanding balance of the loans.  The Corporation has been receiving combined payments from the borrowers and TDF as guarantor sufficient to cover contractual payments on these loans, including collections of principal and interest from TDF of $0.6 million in the first quarter of 2016 and $5.3 million in the entire year 2015.  These loans have been adversely classified since the third quarter of 2015.

The general reserve for commercial loans was increased in the fourth quarter of 2015 due to qualitative factors that stressed the historical loss rates applied to the Puerto Rico Government-related exposure, including the TDF-guaranteed portfolio.  The migration of the loans guaranteed by the TDF to non-accrual status and impaired classification in the first quarter of 2016 did not result in a significant increase to the total allowance for loan losses.  As of March 31, 2016, the total reserve coverage ratio related to commercial loans extended to or guaranteed by the Puerto Rico Government (excluding municipalities) was 20%.

As of March 31, 2016, the Corporation’s total exposure to shared national credit (“SNC”) loans amounted to $752.7 million, compared to $603.1 million as of December 31, 2015.  As of March 31, 2016, approximately $505.3 million of the SNC exposure is in Puerto Rico, including the $69.7 million book value of the PREPA credit facility and $74.1 million of the loans guaranteed by the TDF.

The Corporation has significantly reduced its exposure to construction loans and current originations are mainly draws from existing commitments.

The composition of the Corporation’s construction loan portfolio held for investment as of March 31, 2016 by category and geographic location follows:

As of March 31, 2016
	Puerto Rico	Virgin Islands	United States	Total
	(In thousands)
Loans for residential housing projects:
Mid-rise (1)	$748	$3,987	$-	$4,735
Single-family, detached	5,580	-	5,332	10,912
Total for residential housing projects	6,328	3,987	5,332	15,647

Construction loans to individuals secured by residential properties	937	1,569	-	2,506
Loans for commercial projects	23,789	39,765	17,694	81,248
Bridge loans - commercial	-	12,840	-	12,840
Land loans - residential	18,616	3,651	169	22,436
Land loans - commercial	11,612	-	-	11,612
Total before net deferred fees and allowance for loan losses	$61,282	$61,812	$23,195	$146,289
Net deferred fees	(104)	(56)	-	(160)
Total construction loan portfolio, gross	61,178	61,756	23,195	146,129
Allowance for loan losses	(2,343)	(641)	(29)	(3,013)

Total construction loan portfolio, net	$58,835	$61,115	$23,166	$143,116
____________________
(1)	Mid-rise relates to buildings of up to 7 stories.

The following table presents further information related to the Corporation’s construction portfolio as of and for the quarter ended March 31, 2016:

(In thousands)
Total undisbursed funds under existing commitments	$62,639
Construction loans held for investment in non-accrual status	$54,036
Construction loans held for sale in non-accrual status	$8,079
Net charge offs - Construction loans	$74
Allowance for loan losses - Construction loans	$3,013

Non-performing construction loans to total construction loans, including held for sale	40.28%

Allowance for loan losses - construction loans to total construction loans held for investments	2.06%

Net charge-offs (annualized) to total average construction loans	0.18%

The following summarizes the construction loans for residential housing projects in Puerto Rico segregated by the estimated selling price of the units:

		(In thousands)

	Under $300k	$3,787
	Over $600k (1)	2,541
		$6,328
_____________
(1)	One residential housing project in Puerto Rico.

Consumer Loans and Finance Leases

As of March 31, 2016, the Corporation’s consumer loan and finance lease portfolio decreased by $40.8 million to $1.8 billion, as compared to the portfolio balance as of December 31, 2015.  The decrease was mainly the result of charge-offs and repayments that exceeded the volume of new originations. The auto and finance lease portfolio decreased by $29.0 million during the first quarter of 2016 reflecting repayments, charge-offs and a reduced activity in new loan originations.  The auto loan and finance lease portfolios in Puerto Rico amounted to $858.6 million and $230.8 million, respectively, as of March 31, 2016, compared to $891.0 million and $229.2 million, respectively, as of December 31, 2015.  The remaining decrease in the consumer loan portfolio was primarily related to an $8.0 million decline in the credit card loan portfolio balance and a $3.2 million decrease in boat financings.

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

    The following table provides a breakdown of First BanCorp.’s loan production, including purchases, refinancings, renewals and draws from existing revolving and nonrevolving commitments, for the periods indicated:

	Quarter Ended March 31,
	2016	2015
	(In thousands)

Residential real estate	$164,220	$152,675
C&I and commercial mortgage	345,246	394,762
Construction	3,033	9,424
Finance leases	21,943	19,656
Consumer	185,514	189,537
Total loan production	$719,956	$766,054

The Corporation is experiencing continued loan demand and has continued its targeted origination strategy. During the first quarter of 2016, total loan originations, including purchases, refinancings and draws from existing revolving and non-revolving commitments, amounted to approximately $720.0 million, compared to $766.1 million for the comparable period in 2015. The statistics for 2015 exclude the $324.8 million of loans acquired from Doral Bank in February 2015.

Residential mortgage loan originations and purchases amounted to $164.2 million for the first quarter of 2016 compared to $152.7 million for the first quarter of 2015.  The higher volume of loan originations includes an increase of $21.4 million in Puerto Rico, mainly refinancings and conforming loan originations, partially offset by decreases of $5.4 million and $4.4 million in residential mortgage loan originations in Florida and Virgin Islands, respectively.

Commercial and construction loan originations (excluding government loans) amounted to $336.5 million for the first quarter of 2016 compared to $384.8 million for the first quarter of 2015.  The decrease was primarily reflected in the Puerto Rico region, which reflects a decline of $87.5 million, partially offset by an increase of $44.6 million in the Florida region.

Government loan originations amounted to $11.8 million for the first quarter of 2016 compared to $19.4 million for the first quarter of 2015.  The decrease was driven by the reduced draws in existing commercial credit facilities granted to the Commonwealth of Puerto Rico central government and instrumentalities.

Originations of auto loans (including finance leases) amounted to $86.2 million for the first quarter of 2016 compared to $89.2 million for the first quarter of 2015 and other personal loan originations amounted to $46.8 million, compared to $42.9 million for the first quarter of 2015.  The prolonged economic recession in Puerto Rico continues to put pressure in the activity of new auto sales.   The total loan originations include the utilization activity on outstanding credit cards portfolio of approximately $74.5 million for the first quarter of 2016 compared to $77.1 million for the comparable period in 2015.

Investment Activities

As part of its liquidity, revenue diversification and interest rate risk strategies, First BanCorp. maintains an investment portfolio that is classified as available for sale. The Corporation’s total available-for-sale investment securities portfolio as of March 31, 2016 amounted to $1.9 billion, an increase of $17.9 million from December 31, 2015. The increases were mainly due to a $24.6 million increase in the fair value of U.S. agency MBS and debt securities and purchases of approximately $56.6 million ($42.7 million of U.S.

agency MBS and $13.9 million of SBA Guaranteed Loan Pool securities), partially offset by U.S. agency MBS prepayment of $50.8 million in the quarter and a $10.0 million U.S. agency note called prior to maturity.

Approximately 97% of the Corporation’s available-for-sale securities portfolio is invested in U.S. Government and Agency debentures and fixed-rate U.S. government sponsored-agency MBS (mainly GNMA, FNMA and FHLMC fixed-rate securities).

As mentioned above, during the first quarter of 2016, the Corporation recorded a $6.3 million OTTI charge on three Puerto Rico Government debt securities held by the Corporation as part of its available-for-sale securities portfolio, specifically bonds of the GDB and the Puerto Rico Public Buildings Authority.  This is the third OTTI charge on these securities recorded since June 30, 2015, as OTTI charges of $12.9 million and $3.0 million were booked in the second and fourth quarters of 2015.  As of March 31, 2016, the Corporation owns Puerto Rico Government debt securities in the aggregate amortized cost of $43.4 million (net of the $22.2 million OTTI aggregate charges taken on these securities), recorded on its books at a fair value of $26.4 million.

The following table presents the carrying value of investments as of the indicated dates:

	As of	As of
	March 31,	December 31,
	2016	2015
	(In thousands)

Money market investments	$213,093	$219,473

Investment securities available for sale, at fair value:
U.S. Government and agencies obligations	475,549	460,558
Puerto Rico government obligations	26,448	28,217
Mortgage-backed securities	1,401,744	1,397,520
Other	514	100
	1,904,255	1,886,395
Other equity securities, including $31.3 million of FHLB stock
as of March 31, 2016 and December 31, 2015	32,310	32,169
Total money market and investment securities	$2,149,658	$2,138,037

Mortgage-backed securities as of the indicated dates consist of:

	As of	As of
	March 31,	December 31,
(In thousands)	2016	2015

Available for sale:
FHLMC certificates	$281,897	$287,445
GNMA certificates	286,423	301,573
FNMA certificates	808,830	783,195
Other mortgage pass-through certificates	24,594	25,307
Total mortgage-backed securities	$1,401,744	$1,397,520

The carrying values of investment securities classified as available for sale as of March 31, 2016 by contractual maturity (excluding mortgage-backed securities and equity securities) are shown below:

	Carrying	Weighted
(Dollars in thousands)	Amount	Average Yield %

U.S. Government and agencies obligations
Due within one year	$14,636	0.68
Due after one year through five years	394,769	1.31
Due after five years through ten years	52,220	2.42
Due after ten years	13,924	0.84
	475,549	1.39

Puerto Rico Government obligations
Due after one year through five years	9,922	4.38
Due after five years through ten years	856	5.20
Due after ten years	15,670	5.38
	26,448	4.88

Other Investment Securities
Due after one year through five years	100	1.50

Total	502,097	1.69

Equity securities	414	-
Mortgage-backed securities	1,401,744	2.59

Total investment securities available for sale	$1,904,255	2.34

Net interest income of future periods could be affected by prepayments of mortgage-backed securities. Acceleration in the prepayments of mortgage-backed securities would lower yields on these securities, as the amortization of premiums paid upon acquisition of these securities would accelerate. Conversely, acceleration of the prepayments of mortgage-backed securities would increase yields on securities purchased at a discount, as the amortization of the discount would accelerate. These risks are directly linked to future period market interest rate fluctuations. Also, net interest income in future periods might be affected by the Corporation’s investment in callable securities. As of March 31, 2016, the Corporation has approximately $137.7 million in debt securities (U.S. Agencies and Puerto Rico government securities) with embedded calls and with an average yield of 1.77%. Refer to “Risk Management” below for further analysis of the effects of changing interest rates on the Corporation’s net interest income and of the interest rate risk management strategies followed by the Corporation. Also refer to Note 4 to the accompanying unaudited consolidated financial statements for additional information regarding the Corporation’s investment portfolio.

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

The Corporation’s risk management policies are described below as well as in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of First BanCorp.’s 2015 Annual Report on Form 10-K.

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

The Corporation manages liquidity at two levels. The first is the liquidity of the parent company, which is the holding company that owns the banking and non-banking subsidiaries. The second is the liquidity of the banking subsidiary. As of March 31, 2016, FirstBank could not pay any dividend to the parent company except upon receipt of prior approval by the New York FED and the Federal Reserve Board because of the Written Agreement.

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

The Corporation develops and maintains contingency funding plans. These plans evaluate the Corporation’s liquidity position under various operating circumstances and are design to help ensure that the Corporation will be able to operate through periods of stress when access to normal sources of funds is constrained. The plans project funding requirements during a potential period of stress, specify and quantify sources of liquidity, outline actions and procedures for effectively managing through a difficult period, and define roles and responsibilities.  Under the contingency funding plan, the Corporation stresses the balance sheet and the liquidity position to critical levels that imply difficulties in getting new funds or even maintaining the current funding position of the Corporation and the Bank and are designed to help ensure the ability of the Corporation and the Bank to honor its respective commitments, and establish liquidity triggers monitored by the MIALCO in order to maintain the ordinary funding of the banking business. Four different scenarios are defined in the contingency funding plan: local market event, credit rating downgrade, an economic cycle downturn event, and a concentration event. They are reviewed and approved annually by the Board of Directors’ Asset and Liability Committee.

The Corporation manages its liquidity in a proactive manner, and maintains a sound liquidity position. Multiple measures are utilized to monitor the Corporation’s liquidity position, including core liquidity, basic liquidity, and time-based reserve measures. As of March 31, 2016, the estimated core liquidity reserve (which includes cash and free liquid assets) was $1.8 billion or 14.1% of total assets, compared to $1.5 billion or 12.3% of total assets as of December 31, 2015. The basic liquidity ratio (which adds available secured lines of credit to the core liquidity) was approximately 19.0% of total assets, compared to 17.4% of total assets as of December 31, 2015. As of March 31, 2016, the Corporation had $617.8 million available for additional credit from the FHLB NY. Unpledged liquid securities as of March 31, 2016, mainly fixed-rate MBS and U.S. agency debentures, amounted to approximately $584.6 million. The Corporation does not rely on uncommitted inter-bank lines of credit (federal funds lines) to fund its operations and does not include them in the basic liquidity measure.   As of March 31, 2016, the holding company had $34.6 million of cash and cash equivalents. Cash and cash equivalents at the Bank level as of March 31, 2016 were approximately $1.0 billion. The Bank has $2.0 billion in brokered CDs as of March 31, 2016, of which approximately $1.2 billion mature over the next twelve months. Liquidity at the Bank level is highly dependent on bank deposits, which fund 75% of the Bank’s assets (or 59% excluding brokered CDs).

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

The Asset Liability Committee of the Board of Directors reviews credit availability on a regular basis. The Corporation has also sold mortgage loans as a supplementary source of funding. Long-term funding has also been obtained in the past through the issuance of notes and long-term brokered CDs. The cost of these different alternatives, among other things, is taken into consideration.

The Corporation has continued reducing the amounts of brokered CDs. As of March 31, 2016, the amount of brokered CDs had decreased $91.2 million to $2.0 billion from brokered CDs of $2.1 billion as of December 31, 2015. At the same time as the Corporation focuses on reducing its reliance on brokered CDs, it is seeking to add core deposits.  During the first quarter of 2016, the Corporation increased non-brokered deposits, excluding government deposits, by $137.1 million to $6.8 billion, primarily reflecting increases in demand deposits and savings in both Puerto Rico and the Virgin Islands.

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

     The Corporation’s principal sources of funding are:

Brokered CDs – A large portion of the Corporation’s funding has been retail brokered CDs issued by FirstBank. Total brokered CDs decreased during the first quarter of 2016 by $91.2 million to $2.0 billion as of March 31, 2016.

     The average remaining term to maturity of the retail brokered CD outstanding as of March 31, 2016 is approximately 1.1 years.

     The use of brokered CDs has been particularly important for the growth of the Corporation. The Corporation encounters intense competition in attracting and retaining regular retail deposits in Puerto Rico. The brokered CD market is very competitive and liquid, and has enabled the Corporation to obtain substantial amounts of funding in short periods of time. This strategy has enhanced the Corporation’s liquidity position, since brokered CDs are insured by the FDIC up to regulatory limits and can be obtained faster than regular retail deposits. During the first quarter of 2016, the Corporation issued $207.2 million in brokered CDs with an average cost of 1.23% (average life of 2 years).

The following table presents a maturity summary of brokered CDs as of March 31, 2016:

Total
(In thousands)

Three months or less	$254,484
Over three months to six months	379,095
Over six months to one year	612,755
One to three years	700,558
Three to five years	58,719
Over five years	702
Total	$2,006,313

     Certificates of deposit in denominations of $100,000 or higher include brokered CDs of $2.0 billion issued to deposit brokers in the form of large ($100,000 or more) certificates of deposit that are generally participated out by brokers in shares of less than $100,000 and are therefore insured by the FDIC.

Government deposits – As of March 31, 2016, the Corporation had $416.5 million of Puerto Rico public sector deposits ($362.1 million in transactional accounts and $54.4 million in time deposits) compared to $390.4 million as of December 31, 2015.  Approximately 33% came from municipalities and 67% came from public corporations and the central government and agencies.

     In addition, as of March 31, 2016, the Corporation had $211.5 million of government deposits in the Virgin Islands, compared to $186.9 million as of December 31, 2015.

Retail deposits – The Corporation’s deposit products also include regular savings accounts, demand deposit accounts, money market accounts and retail CDs. Total deposits, excluding brokered CDs and government deposits, increased by $137.1 million to $6.8 billion from the balance of $6.7 billion as of December 31, 2015.  The higher balance reflects increases of $156.9 million and $44.6 million in Puerto Rico and the Virgin Islands regions, respectively, primarily increases in demand deposits and savings.  These increases were partially offset by a $64.4 million decrease in the Florida region.  Refer to Note 14 in the accompanying unaudited consolidated financial statements for further details.

Refer to the “Net Interest Income” above for information about average balances of interest-bearing deposits, and the average interest rate paid on deposits for the quarters ended March 31, 2016 and 2015.

Securities sold under agreements to repurchase - The Corporation’s investment portfolio is funded in part with repurchase agreements. The Corporation’s outstanding securities sold under repurchase agreements amounted to $900 million as of March 31, 2016 and December 31, 2015. One of the Corporation’s strategies has been the use of structured repurchase agreements and long-term repurchase agreements to reduce liquidity risk and manage exposure to interest rate risk by lengthening the final maturities of its liabilities while keeping funding costs at reasonable levels. In addition to these repurchase agreements, the Corporation has been able to maintain access to credit by using cost-effective sources such as FHLB advances. Refer to Note 15 in the Corporation’s unaudited consolidated financial statements for the quarter ended March 31, 2016 for further details about repurchase agreements outstanding by counterparty and maturities.

In 2015, the Corporation entered into $200 million of reverse repurchase agreements with a counterparty under a master netting arrangement that provides for a right of setoff that meets the conditions of ASC 210-20-45-11. These repurchase agreements and reverse repurchase agreements are presented net on the consolidated statement of financial condition.

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

     Given the quality of the collateral pledged, the Corporation has not experienced margin calls from counterparties arising from credit-quality-related write-downs in valuations.

Advances from the FHLB – The Bank is a member of the FHLB system and obtains advances to fund its operations under a collateral agreement with the FHLB that requires the Bank to maintain qualifying mortgages and/or investments as collateral for advances taken. As of March 31, 2016 and December 31, 2015, the outstanding balance of FHLB advances was $455.0 million.  As of March 31, 2016, the Corporation had $617.8 million available for additional credit on FHLB lines of credit.

Trust-Preferred Securities – In 2004, FBP Statutory Trust I, a statutory trust that is wholly owned by the Corporation and not consolidated in the Corporation’s financial statements, sold to institutional investors $100 million of its variable rate trust-preferred securities. The proceeds of the issuance, together with the proceeds of the purchase by the Corporation of $3.1 million of FBP Statutory Trust I variable rate common securities, were used by FBP Statutory Trust I to purchase $103.1 million aggregate principal amount of the Corporation’s Junior Subordinated Deferrable Debentures.

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

The trust-preferred debentures are presented in the Corporation’s consolidated statement of financial condition as Other Borrowings. The variable rate trust-preferred securities are fully and unconditionally guaranteed by the Corporation. The $100 million Junior Subordinated Deferrable Debentures issued by the Corporation in April 2004 and the $125 million issued in September 2004 mature on June 17, 2034 and September 20, 2034, respectively; however, under certain circumstances, the maturity of Junior Subordinated Debentures may be shortened (such shortening would result in a mandatory redemption of the variable rate trust-preferred securities). The Collins Amendment of the Dodd-Frank Act eliminated certain trust-preferred securities from Tier 1 Capital. Bank Holding Companies such as the Corporation were required to fully phase out these instruments from Tier I capital in January 1, 2016; however, they may remain in Tier 2 capital until the instruments are redeemed or mature.

As mentioned above, during the first quarter of 2016, the Corporation completed the repurchase of trust preferred securities that were being auctioned in a public sale at which the Corporation was invited to participate. The Corporation repurchased and cancelled $10 million in trust preferred securities of the FBP Statutory Trust II, resulting in a commensurate reduction in the related subordinated debenture. The Corporation’s winning bid equated to 70% of the $10 million par value. The 30% discount, plus accrued interest, resulted in a pre-tax gain of approximately $4.2 million.  As of March 31, 2016, the Corporation still has subordinated debentures outstanding in the aggregate amount of $216.2 million.

With respect to the outstanding subordinated debentures, the Corporation has deferred the interest payments that were due in quarterly periods since March 2012. The aggregate amount of payments deferred and accrued approximates $29.4 million as of March 31, 2016. Under the indentures, we have the right, from time to time, and without causing an event of default, to defer payments of interest on the subordinated debentures by extending the interest payment period at any time and from time to time during the term of the subordinated debentures for up to twenty consecutive quarterly periods. Future interest payments are subject to Federal Reserve approval.

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

The enhanced capabilities improve the Corporation’s liquidity profile as they allow the Corporation to derive liquidity, if needed, from the sale of mortgage loans in the secondary market. The U.S. (including Puerto Rico) secondary mortgage market is still highly liquid, in large part because of the sale of mortgages through guarantee programs of the FHA, VA, HUD, FNMA and FHLMC. During the first quarter of 2016, the Corporation sold approximately $67.7 million of FHA/VA mortgage loans to GNMA, which packages them into mortgage-backed securities. Any regulatory actions affecting GNMA, FNMA or FHLMC could adversely affect the secondary mortgage market.

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

Impact of Credit Ratings on Access to Liquidity

The Corporation’s liquidity is contingent upon its ability to obtain external sources of funding to finance its operations. The Corporation’s current credit ratings and any downgrade in credit ratings can hinder the Corporation’s access to new forms of external funding and/or cause external funding to be more expensive, which could in turn adversely affect results of operations. Also, changes in credit ratings may further affect the fair value of unsecured derivatives that consider the Corporation’s own credit risk as part of the valuation.

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

Cash Flows

Cash and cash equivalents were $1.0 billion as of March 31, 2016, an increase of $274.4 million when compared to the balance as of December 31, 2015. The following discussion highlights the major activities and transactions that affected the Corporation’s cash flows during the first quarter of 2016 and 2015.

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

For the first quarter of 2016 and 2015, net cash provided by operating activities was $54.3 million and $75.5 million, respectively.  Net cash generated from operating activities was higher than reported net income largely as a result of adjustments for operating items such as the provision for loan and lease losses, depreciation and amortization, and impairments as well as the cash generated from sales of loans held for sale.

Cash Flows from Investing Activities

The Corporation’s investing activities primarily relate to originating loans to be held for investment and purchasing, selling and repayments of available-for-sale investment securities. For the quarter ended March 31, 2016, net cash provided by investing activities was $131.5 million, primarily reflecting principal repayments on loans held for investment and available-for-sale mortgage-backed securities.

For the first quarter of 2015, net cash provided by investing activities was $280.0 million, primarily reflecting the net cash received from the FDIC in the Doral Bank transaction completed in February 2015.

Cash Flows from Financing Activities

The Corporation’s financing activities primarily include the receipt of deposits and the issuance of brokered CDs, the issuance and payments of long-term debt, the issuance of equity instruments and activities related to its short-term funding. For the first quarter of 2016, net cash provided by financing activities was $88.6 million, mainly reflecting the effect of the increase in non-brokered deposits, partially offset by the cash used for the repurchase and cancellation of trust preferred securities and the repayments of maturing brokered CDs.

 In the first quarter of 2015, net cash used in financing activities was $167.2 million, mainly due to the repayments of maturing brokered CDs, partially offset by the organic increase in non-brokered deposits.

Capital

As of March 31, 2016, the Corporation’s stockholders’ equity was $1.7 billion, an increase of $55.0 million from December 31, 2015.  The increase was mainly driven by net income of $23.3 million for the first quarter of 2016 and a $24.6 million increase in the fair value of available-for-sale U.S. agency MBS and debt securities recorded as part of other comprehensive income.  As a result of the Written Agreement with the New York FED, currently neither First BanCorp., nor FirstBank, is permitted to pay dividends on capital securities without prior approval.

Set forth below are First BanCorp.'s and FirstBank's regulatory capital ratios as of March 31, 2016 and December 31, 2015:

			Banking Subsidiary
	First BanCorp		FirstBank		To be well capitalized
		Fully		Fully
As of March 31, 2016	Actual	Phased-in (1)	Actual	Phased-in (1)
Total capital ratio (Total capital to risk-weighted assets)	20.17%	19.65%	19.97%	19.46%	10.00%
Common Equity Tier 1 capital ratio
(Common equity Tier 1 capital to risk weighted assets)	16.60%	15.75%	16.15%	14.89%	6.50%
Tier 1 capital ratio (Tier 1 capital to risk-weighted assets)	16.60%	16.14%	18.70%	18.19%	8.00%
Leverage ratio	12.20%	12.13%	13.75%	13.69%	5.00%

			Banking Subsidiary
	First BanCorp		FirstBank		To be well capitalized
		Fully		Fully
As of December 31, 2015	Actual	Phased-in (1)	Actual	Phased-in (1)
Total capital (Total capital to risk-weighted assets)	20.01%	19.44%	19.73%	19.18%	10.00%
Common Equity Tier 1 capital ratio
(Common equity Tier 1 capital to risk weighted assets)	16.92%	15.44%	16.35%	14.61%	6.50%
Tier 1 capital ratio (Tier 1 capital to risk-weighted assets)	16.92%	15.83%	18.45%	17.91%	8.00%
Leverage ratio	12.22%	11.69%	13.33%	13.24%	5.00%

(1) Certain adjustments required under the Basel III rules will be phased in through the end of 2018. The ratios shown in this column are calculated assuming a fully phased-in basis of all such adjustments as if they were effective as of March 31, 2016 and December 31, 2015.

    The decrease in common equity Tier 1 capital, Tier 1 capital and leverage ratios of FirstBanCorp. and the decrease in the common equity Tier 1 capital of FirstBank during the first quarter of 2016 reflects the transitional effects of the Basel III rules related to deferred tax assets that arise from NOLs and tax credit carryforwards and, for FirstBanCorp., also reflects the effect of the phase out of trust preferred securities from Tier 1 capital.

Although the Corporation and FirstBank became subject to the Basel III rules beginning on January 1, 2015, certain requirements of the Basel III rules will be phased in over several years.  The phase-in period for certain deductions and adjustments to regulatory capital (such as certain intangible assets and deferred tax assets that arise from net operating losses and tax credit carryforwards) will be completed on January 1, 2018.  The Corporation and FirstBank compute risk-weighted assets using the Standardized Approach required by the Basel III rules.

The Basel III rules require the Corporation to maintain an additional capital conservation buffer of 2.5% to avoid limitations on both (i) capital distributions (e.g., repurchases of capital instruments or dividend or interest payments on capital instruments), and (ii) discretionary bonus payments to executive officers and heads of major business lines. The phase-in of the capital conservation buffer began on January 1, 2016 with a first year requirement of 0.625% of additional Common Equity Tier 1 capital (“CET1”), which will be progressively increased over a four-year period, increasing by that same percentage amount on each subsequent January 1 until it reaches the fully phased-in 2.5% CET1 requirement on January 1, 2019.

Under the fully phased-in rules, the Corporation will be required to maintain: (i) a minimum CET1 capital to risk-weighted assets ratio of at least 4.5%, plus the 2.5% “capital conservation buffer,” resulting in a required minimum CET1 ratio of at least 7%, (ii) a minimum ratio of total Tier 1 capital to risk-weighted assets of at least 6.0%, plus the 2.5% capital conservation buffer, resulting in a required minimum Tier 1 capital ratio of 8.5%, (iii) a minimum ratio of total Tier 1 plus Tier 2 capital to risk-weighted assets of at least 8.0%, plus the 2.5% capital conservation buffer, resulting in a required minimum total capital ratio of 10.5%, and (iv) a required minimum leverage ratio of 4%, calculated as the ratio of Tier 1 capital to average on-balance sheet (non-risk adjusted) assets.

In addition, as required under Basel III rules, the Corporation’s trust preferred securities (“TRuPs”) were fully phased out from Tier 1 capital on January 1, 2016.  However, the Corporation’s TRuPs may continue to be included in Tier 2 capital until the instruments are redeemed or mature.

     The tangible common equity ratio and tangible book value per common share are non-GAAP financial measures generally used by the financial community to evaluate capital adequacy. Tangible common equity is total equity less preferred equity, goodwill, core deposit intangibles, purchased credit card relationship and insurance customer relationship intangible assets. Tangible assets are total assets less goodwill, core deposit intangibles, purchased credit card relationship and insurance customer relationship intangible assets.  Refer to “Basis of Presentation” below for additional information.

     The following table is a reconciliation of the Corporation’s tangible common equity and tangible assets as of March 31, 2016 and December 31, 2015, respectively:

	March 31,	December 31,
(In thousands, except ratios and per share information)	2016	2015

Total equity - GAAP	$1,749,167	$1,694,134
Preferred equity	(36,104)	(36,104)
Goodwill	(28,098)	(28,098)
Purchased credit card relationship intangible	(12,622)	(13,319)
Core deposit intangible	(8,674)	(9,166)
Insurance customer relationship intangible	(1,042)	-
Tangible common equity	$1,662,627	$1,607,447

Total assets - GAAP	$12,714,370	$12,573,019
Goodwill	(28,098)	(28,098)
Purchased credit card relationship intangible	(12,622)	(13,319)
Core deposit intangible	(8,674)	(9,166)
Insurance customer relationship intangible	(1,042)	-
Tangible assets	$12,663,934	$12,522,436
Common shares outstanding	217,012	215,089

Tangible common equity ratio	13.13%	12.84%
Tangible book value per common share	$7.66	$7.47

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

     As a provider of financial services, the Corporation routinely enters into commitments with off-balance-sheet risk to meet the financial needs of its customers. These financial instruments may include loan commitments and standby letters of credit. These commitments are subject to the same credit policies and approval processes used for on-balance-sheet instruments. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the statement of financial position. As of March 31, 2016, commitments to extend credit and commercial and financial standby letters of credit amounted to approximately $1.2 billion (including $644.2 million pertaining to credit card loans) and $37.6 million, respectively. Commitments to extend credit are agreements to lend to customers as long as the conditions established in the contract are met. Generally, the Corporation does not enter into interest rate lock agreements with prospective borrowers in connection with its mortgage banking activities.

Contractual Obligations and Commitments

       The following table presents the maturities of the Corporation’s contractual obligations and commitments, which consist of CDs, long-term contractual debt obligations, commitments to sell mortgage loans and commitments to extend credit:

	Contractual Obligations and Commitments
	As of March 31, 2016
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
	(In thousands)

Contractual obligations:
Certificates of deposit	$4,381,661	$2,634,792	$1,545,249	$199,468	$2,152
Securities sold under agreements to repurchase (1)	700,000	400,000	100,000	-	200,000
Advances from FHLB	455,000	100,000	225,000	130,000	-
Other borrowings	216,183	-	-	-	216,183
Total contractual obligations	$5,752,844	$3,134,792	$1,870,249	$329,468	$418,335

Commitments to sell mortgage loans	$83,638

Standby letters of credit	$3,595

Commitments to extend credit:
Lines of credit	$1,112,752
Letters of credit	34,043
Construction undisbursed funds	62,639
Total commercial commitments	$1,209,434

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

The 12-month net interest income is forecasted assuming the March 31, 2016 interest rate curves remain constant. Then, net interest income is estimated under rising and falling rate scenarios. For the rising rate scenario, a gradual (ramp) parallel upward shift of the yield curve is assumed during the first twelve months (the “+200 ramp” scenario). Conversely, for the falling rate scenarios, a gradual (ramp) parallel downward shift of the yield curves is assumed during the first twelve months (the “-200 ramp” scenario). However, given the current low levels of interest rates, a full downward shift of 200 basis points would represent an unrealistic scenario. Therefore, under the falling rate scenario, rates move downward up to 200 basis points, but without reaching zero. The resulting scenario shows interest rates close to zero in most cases, reflecting a flattening yield curve instead of a parallel downward scenario.

The Libor/Swap curve for March 2016, as compared to December 2015, reflected a 3 basis points increase in the short-term horizon, between one to twelve months, while market rates decreased by 47 basis points in the medium term, that is, between 2 to 5 years. In the long term, that is, over a 5-year-time horizon, market rates decreased by 54 basis points. The U.S. Treasury curve in the short-term decreased by 2 basis points and in the medium-term horizon decreased 50 basis points as compared to December 2015 end of month levels. The long-term horizon decreased by 45 basis points as compared to December 2015 end-of-month levels.

The following table presents the results of the simulations as of March 31, 2016 and December 31, 2015. Consistent with prior years, these exclude non-cash changes in the fair value of derivatives:

	March 31, 2016				December 31, 2015
	Net Interest Income Risk				Net Interest Income Risk
	(Projected for the next 12 months)				(Projected for the next 12 months)
	Static Simulation		Growing Balance Sheet		Static Simulation		Growing Balance Sheet
(Dollars in millions)	Change	% Change	Change	% Change	Change	% Change	Change	% Change
+ 200 bps ramp	$16.2	3.30%	$13.3	2.62%	$12.6	2.51%	$14.2	2.81%
- 200 bps ramp	$(5.9)	(1.20)%	$(10.7)	(2.12)%	$(7.8)	(1.55)%	$(8.7)	(1.72)%

    The Corporation continues to manage its balance sheet structure to control the overall interest rate risk. As part of the strategy to limit the interest rate risk, the Company has executed certain transactions that affected the simulation results.  The composition of the loan portfolio has changed as compared to the previous quarter, primarily reflecting lower commercial and consumer loan balances, including the repayment of two large loans totaling approximately $94.3 million. However, non-performing assets increased in the quarter by $127.3 million, primarily attributable to the $128.6 million exposure to commercial loans guaranteed by the TDF, which were placed on non-accrual status in the first quarter. The Corporation has continued reducing its holdings of brokered CDs, with a reduction of $91.2 million during the first quarter.  Total deposits, excluding brokered CDs and government deposits, increased in the quarter by $137.1 million, primarily reflecting increases in demand deposits and savings in both Puerto Rico and the Virgin Islands.

Taking into consideration the above-mentioned facts for modeling purposes, the net interest income for the next twelve months under a non-static balance sheet scenario is estimated to increase by $13.3 million in the rising rate scenario when compared against the Corporation’s flat or unchanged interest rate forecast scenario. Under the falling rate, non-static scenario the net interest income is estimated to decrease $10.7 million.

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

     For detailed information regarding the volume of derivative activities (e.g. notional amounts), location and fair values of derivative instruments in the Statement of Financial Condition and the amount of gains and losses reported in the Statement of Income, refer to Note 10 in the accompanying unaudited consolidated financial statements.

The following tables summarize the fair value changes in the Corporation’s derivatives as well as the sources of the fair values:
	Asset Derivatives	Liability Derivatives
	Quarter Ended	Quarter Ended
(In thousands)	March 31, 2016	March 31, 2016

Fair value of contracts outstanding at the beginning
of the period	$806	$(921)
Changes in fair value during the period	(438)	285
Fair value of contracts outstanding as of March 31, 2016	$368	$(636)

Sources of Fair Value

	Payment Due by Period
	Maturity Less Than One Year	Maturity 1-3 Years	Maturity 3-5 Years	Maturity in Excess of 5 Years	Total Fair Value

(In thousands)
As of March 31, 2016
Pricing from observable market inputs -
Asset Derivatives	$-	$5	$363	$-	$368
Pricing from observable market inputs -
Liability Derivatives	(272)	(5)	(359)	-	(636)
	$(272)	$-	$4	$-	$(268)

Derivative instruments, such as interest rate caps, are subject to market risk.  As is the case with investment securities, the market value of derivative instruments is largely a function of the financial market’s expectations regarding the future direction of interest rates.  Accordingly, current market values are not necessarily indicative of the future impact of derivative instruments on earnings.  This will depend, for the most part, on the level of interest rates, as well as expectations for rates in the future.

As of March 31, 2016 and December 31, 2015, all of the derivative instruments held by the Corporation were considered undesignated economic hedges.

The use of derivatives involves market and credit risk. The market risk of derivatives stems principally from the potential for changes in the value of derivative contracts based on changes in interest rates. The credit risk of derivatives arises from the potential of default of the counterparty. To manage this credit risk, the Corporation deals with counterparties of good credit standing, enters into master netting agreements whenever possible and, when appropriate, obtains collateral. Master netting agreements incorporate rights of set-off that provide for the net settlement of contracts with the same counterparty in the event of default.

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

Allowance for Loan and Lease Losses and Non-performing Assets

Allowance for Loan and Lease Losses

The allowance for loan and lease losses represents the estimate of the level of reserves appropriate to absorb inherent credit losses. The amount of the allowance was determined by empirical analysis and judgments regarding the quality of each individual loan portfolio. All known relevant internal and external factors that affected loan collectability were considered, including analyses of historical charge-off experience, migration patterns, changes in economic conditions, and changes in loan collateral values. For example, factors affecting the economies of Puerto Rico, Florida (USA), the United States Virgin Islands and the British Virgin Islands may contribute to delinquencies and defaults above the Corporation’s historical loan and lease losses. Such factors are subject to regular review and may change to reflect updated performance trends and expectations, particularly in times of severe stress. The process includes judgments and quantitative elements that may be subject to significant change. There is no certainty that the allowance will be adequate over time to cover credit losses in the portfolio because of continued adverse changes in the economy, market conditions, or events adversely affecting specific customers, industries or markets. To the extent actual outcomes differ from our estimates, the credit quality of our customer base materially decreases, the risk profile of a market, industry, or group of customers changes materially, or the allowance is determined to not be adequate, additional provisions for credit losses could be required, which could adversely affect our business, financial condition, liquidity, capital, and results of operations in future periods.

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

The ratio of allowance for loan losses to total loans held for investment remained relatively flat at 2.61% as of March 31, 2016 from 2.60% as of December 31, 2015. The allowance to total loans for each of the Corporation’s categories of loans changed as follows: the allowance to total loans for the C&I portfolio increased from 2.86% as of December 31, 2015 to 3.03% at March 31, 2016; the allowance to total loans for the commercial mortgage portfolio increased from 4.44% at December 31, 2015 to 4.51% at March 31, 2016; the allowance to total loans for the construction loan portfolio decreased from 2.25% as of December 31, 2015 to 2.06% at March 31, 2016; the allowance to total loans for the residential mortgage portfolio decreased from 1.18% at December 31, 2015 to 1.16% at March 31, 2016; and the allowance to total consumer loans and finance leases decreased from 3.32% as of December 31, 2015 to 3.18% as of March 31, 2016.

The ratio of the total allowance to non-performing loans held for investment was 41.42% as of March 31, 2016 compared to 54.36% as of December 31, 2015 reflecting the migration to non-performing status of the $128.6 million exposure to commercial mortgage loans guaranteed by the TDF.  These loans have been adversely classified since the third quarter of 2015 and the general reserve for commercial loans was increased in the fourth quarter of 2015 due to qualitative factor adjustments applied to the Puerto Rico Government-related exposure, including this particular portfolio.  The migration of the loans guaranteed by the TDF to non-performing status and classification as impaired in the first quarter of 2016 did not result in a significant increase to the total allowance for loan losses.  As of March 31, 2016, the total reserve coverage ratio related to commercial loans extended to or guaranteed by the Puerto Rico Government (excluding municipalities) was 20%.

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

As shown in the following table, the allowance for loan and lease losses amounted to $238.1 million as of March 31, 2016, or 2.61% of total loans, compared with $240.7 million, or 2.60% of total loans, as of December 31, 2015. Refer to “Provision for Loan and Lease Losses” above for additional information.

	Quarter Ended March 31
(Dollars in thousands)	2016		2015

Allowance for loan and lease losses, beginning of period	$240,710		$222,395
Provision (release) for loan and lease losses:
Residential Mortgage	5,938		6,475
Commercial Mortgage	1,062		(2,137)
Commercial and Industrial	5,809		10,353
Construction	(432)		1,215
Consumer and Finance Leases	8,676		17,064
Total provision for loan and lease losses	21,053		32,970
Charge-offs
Residential Mortgage	(7,306)		(5,192)
Commercial Mortgage	(575)		(4,006)
Commercial and Industrial	(3,759)		(4,453)
Construction	(91)		(605)
Consumer and Finance Leases	(14,804)		(17,757)
Total charge offs	(26,535)		(32,013)
Recoveries:
Residential Mortgage	346		98
Commercial Mortgage	46		276
Commercial and Industrial	280		558
Construction	17		207
Consumer and Finance Leases	2,208		1,573
Total recoveries	2,897		2,712
Net Charge-Offs	(23,638)		(29,301)
Allowance for loan and lease losses, end of period	$238,125		$226,064

Allowance for loan and lease losses to period end total loans held for investment	2.61%		2.38%
Net charge-offs (annualized) to average loans outstanding during the period	1.03%		1.25%
Provision for loan and lease losses to net charge-offs during the period	0.89	x	1.13	x

The following table sets forth information concerning the allocation of the loan allowance for loan and lease losses by loan category and the percentage of loan balances in each category to the total of such loans as of the dates indicated:

	As of		As of
	March 31, 2016		December 31, 2015
(In thousands)	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans

Residential mortgage	$38,548	36%	$39,570	36%
Commercial mortgage loans	68,744	17%	68,211	16%
Construction loans	3,013	2%	3,519	2%
Commercial and Industrial loans	71,098	25%	68,768	26%
Consumer loans and finance leases	56,722	20%	60,642	20%
	$238,125	100%	$240,710	100%

    The following table sets forth information concerning the composition of the Corporation's allowance for loan and lease losses as of March 31, 2016 and December 31, 2015 by loan category and by whether the allowance and related provisions were calculated individually or through a general valuation allowance.

As of March 31, 2016	Residential Mortgage Loans	Commercial Mortgage Loans			Consumer and Finance Leases
				Construction Loans
(Dollars in thousands)			C&I Loans			Total
Impaired loans without specific reserves:
Principal balance of loans, net of charge-offs	$62,899	$35,565	$29,230	$42,068	$3,092	$172,854
Impaired loans with specific reserves:
Principal balance of loans, net of charge-offs	398,707	155,686	138,930	10,870	40,544	744,737
Allowance for loan and lease losses	16,150	36,007	18,749	1,202	9,387	81,495
Allowance for loan and lease losses to principal
balance	4.05%	23.13%	13.50%	11.06%	23.15%	10.94%
PCI loans:
Carrying value of PCI loans	169,190	3,142	-	-	-	172,332
Allowance for PCI loans	4,423	145	-	-	-	4,568
Allowance for PCI loans to carrying value	2.61%	4.61%	-	-	-	2.65%
Loans with general allowance:
Principal balance of loans	2,700,149	1,330,098	2,175,256	93,191	1,742,725	8,041,419
Allowance for loan and lease losses	17,975	32,592	52,349	1,811	47,335	152,062
Allowance for loan and lease losses to principal
balance	0.67%	2.45%	2.41%	1.94%	2.72%	1.89%

Total loans held for investment:
Principal balance of loans	$3,330,945	$1,524,491	$2,343,416	$146,129	$1,786,361	$9,131,342
Allowance for loan and lease losses	38,548	68,744	71,098	3,013	56,722	238,125
Allowance for loan and lease losses to principal
balance (1)	1.16%	4.51%	3.03%	2.06%	3.18%	2.61%

	Residential Mortgage Loans	Commercial Mortgage Loans			Consumer and Finance Leases
				Construction Loans
(Dollars in thousands)			C&I Loans			Total

As of December 31, 2015
Impaired loans without specific reserves:
Principal balance of loans, net of charge-offs	$65,495	$54,048	$27,492	$42,512	$2,618	$192,165

Impaired loans with specific reserves:
Principal balance of loans, net of charge-offs	395,173	27,479	143,214	11,004	37,474	614,344
Allowance for loan and lease losses	21,787	3,073	18,096	1,202	8,423	52,581
Allowance for loan and lease losses to principal
balance	5.51%	11.18%	12.64%	10.92%	22.48%	8.56%

PCI loans:
Carrying value of PCI loans	170,766	3,147	-	-	-	173,913
Allowance for PCI loans	3,837	125	-	-	-	3,962
Allowance for PCI loans to carrying value	2.25%	3.97%	-	-	-	2.28%

Loans with general allowance:
Principal balance of loans	2,713,285	1,453,132	2,237,290	102,679	1,787,057	8,293,443
Allowance for loan and lease losses	13,946	65,013	50,672	2,317	52,219	184,167
Allowance for loan and lease losses to principal
balance	0.51%	4.47%	2.26%	2.26%	2.92%	2.22%

Total loans held for investment:
Principal balance of loans	$3,344,719	$1,537,806	$2,407,996	$156,195	$1,827,149	$9,273,865
Allowance for loan and lease losses	39,570	68,211	68,768	3,519	60,642	240,710
Allowance for loan and lease losses to principal
balance (1)	1.18%	4.44%	2.86%	2.25%	3.32%	2.60%

__________
(1)

Loans used in the denominator include PCI loans of $172.3 million and $173.9 million as of March 31, 2016 and December 31, 2015, respectively. However, the Corporation separately tracks and reports PCI loans and excludes these loans from statistics for non-performing loans, impaired loans, TDRs and non-performing assets.

The following tables show the activity for impaired loans held for investment and the related specific reserve during the first quarter of 2016 and 2015:

	March 31, 2016	March 31, 2015
	(In thousands)
Impaired Loans:
Balance at beginning of period	$806,509	$945,407
Loans determined impaired during the period	157,984	62,933
Charge-offs	(8,352)	(11,715)
Loans sold, net of charge-offs	-	(1,137)
Increases to impaired loans - additional disbursements	1,347	519
Foreclosures	(7,421)	(9,952)
Loans no longer considered impaired	(20,339)	(9,898)
Paid in full or partial payments	(12,137)	(21,176)
Balance at end of period	$917,591	$954,981

	March 31, 2016	March 31, 2015
	(In thousands)
Specific Reserve:
Balance at beginning of period	$52,581	$55,205
Provision for loan losses	37,266	18,650
Charge-offs	(8,352)	(11,715)
Balance at end of period	$81,495	$62,140

    In addition, as of March 31, 2016, the Corporation maintained a $1.3 million reserve for unfunded loan commitments mainly related to outstanding commercial loan commitments and a floor plan revolving line of credit. The reserve for unfunded loan commitments is an estimate of the losses inherent in off-balance sheet loan commitments to borrowers that are experiencing financial difficulties at the balance sheet date. The reserve for unfunded loan commitments is included as part of accounts payable and other liabilities in the consolidated statement of financial condition and any change to the reserve is included as part of other non-interest expenses in the consolidated statement of income.

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

Past-Due Loans 90 days and still accruing

These are accruing loans that are contractually delinquent 90 days or more. These past-due loans are either current as to interest but delinquent as to the payment of principal or are insured or guaranteed under applicable FHA and VA programs. Past due loans 90 days and still accruing also include PCI loans with individual delinquencies over 90 days, primarily related to mortgage loans acquired from Doral Bank in 2015 and from Doral Financial in 2014.

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

The following table presents non-performing assets as of the dates indicated:

	March 31,	December 31,
(Dollars in thousands)	2016	2015

Non-performing loans held for investment:
Residential mortgage	$172,890	$169,001
Commercial mortgage	182,763	51,333
Commercial and Industrial	137,896	137,051
Construction	54,036	54,636
Finance leases	2,136	2,459
Consumer	25,215	28,293
Total non-performing loans held for investment	$574,936	$442,773
OREO	142,888	146,801
Other repossessed property	11,339	12,223
Total non-performing assets, excluding loans held for sale	$729,163	$601,797

Non-performing loans held for sale	8,079	8,135
Total non-performing assets, including loans held for sale (1)(2)	$737,242	$609,932

Past due loans 90 days and still accruing (3)(4)	$184,890	$163,197
Non-performing assets to total assets	5.80%	4.85%
Non-performing loans held for investment to total loans held for investment	6.30%	4.77%
Allowance for loan and lease losses	$238,125	$240,710
Allowance to total non-performing loans held for investment	41.42%	54.36%
Allowance to total non-performing loans held for investment,
excluding residential real estate loans	59.23%	87.92%

___________
(1)

Purchased credit impaired loans accounted for under ASC 310-30 of $172.3 million and $173.9 million as of March 31, 2016 and December 31, 2015, respectively, are excluded and not considered non-performing due to the application of the accretion method, under which these loans will accrete interest income over the remaining life of the loans using estimated cash flow analysis.

(2)

Non-performing assets exclude $413.4 million and $414.9 million of TDR loans that are in compliance with the modified terms and in accrual status as of March 31, 2016 and December 31, 2015, respectively.

(3)

It is the Corporation's policy to report delinquent residential mortgage loans insured by the FHA or guaranteed by the VA as past-due loans 90 days and still accruing as opposed to non-performing loans since the principal repayment is insured. These balances include $34.9 million of residential mortgage loans insured by the FHA or guaranteed by the VA, which are over 15 months delinquent, and are no longer accruing interest as of March 31, 2016.

(4)

Amounts include purchased credit impaired loans with individual delinquencies over 90 days and still accruing with a carrying value as of March 31, 2016 and December 31, 2015 of approximately $25.9 million and $23.2 million, respectively, primarily related to loans acquired from Doral Bank in the first quarter of 2015 and from Doral Financial in the second quarter of 2014.

The following table shows non-performing assets by geographic segment:
	March 31,	December 31,
(Dollars in thousands)	2016	2015
Puerto Rico:
Non-performing loans held for investment:
Residential mortgage	$148,338	$147,975
Commercial mortgage	167,226	34,917
Commercial and Industrial	132,324	131,450
Construction	11,857	11,894
Finance leases	2,136	2,459
Consumer	23,379	26,329
Total non-performing loans held for investment	485,260	355,024

OREO	130,181	133,121
Other repossessed property	11,290	12,115
Total non-performing assets, excluding loans held for sale	$626,731	$500,260
Non-performing loans held for sale	8,079	8,135
Total non-performing assets, including loans held for sale (1)	$634,810	$508,395
Past due loans 90 days and still accruing (2)	$175,987	$154,915

Virgin Islands:
Non-performing loans held for investment:
Residential mortgage	$16,258	$14,228
Commercial mortgage	9,723	10,073
Commercial and Industrial	5,572	5,601
Construction	42,179	42,590
Consumer	474	471
Total non-performing loans held for investment	74,206	72,963

OREO	5,255	5,458
Other repossessed property	11	32
Total non-performing assets, excluding loans held for sale	$79,472	$78,453
Non-performing loans held for sale	-	-
Total non-performing assets, including loans held for sale	$79,472	$78,453
Past due loans 90 days and still accruing	$8,171	$8,173

United States:
Non-performing loans held for investment:
Residential mortgage	$8,294	$6,798
Commercial mortgage	5,814	6,343
Construction	-	152
Consumer	1,362	1,493
Total non-performing loans held for investment	15,470	14,786

OREO	7,452	8,222
Other repossessed property	38	76
Total non-performing assets	$22,960	$23,084
Past due loans 90 days and still accruing	$732	$109

(1)

Purchased credit impaired loans accounted for under ASC 310-30 of $172.3 million and $173.9 million as of March 31, 2016 and December 31, 2015, respectively, are excluded and not considered non-performing due to the application of the accretion method, under which these loans will accrete interest income over the remaining life of the loans using estimated cash flow analysis.

(2)

Amount includes purchased credit impaired loans with individual delinquencies over 90 days and still accruing with a carrying value as of  March 31, 2016  and December 31, 2015 of approximately $25.9 million and $23.2 million, respectively, primarily related to loans acquired from Doral Bank in the first quarter of 2015 and  from Doral Financial in the second quarter of 2014.

      Total non-performing loans, including non-performing loans held for sale, were $583.0 million as of March 31, 2016. This represents an increase of $132.1 million from $450.9 million as of December 31, 2015.  The increase was primarily attributable to the inflow of the $128.6 million exposure to commercial mortgage loans guaranteed by the TDF and a $3.9 million increase in non-performing residential mortgage loans.

      Non-performing commercial mortgage loans increased by $131.4 million to $182.8 million as of March 31, 2016 from $51.3 million as of December 31, 2015. The increase was primarily driven by the aforementioned inflow of the $128.6 million exposure to loans guaranteed by the TDF.  Total inflows of non-performing commercial mortgage loans amounted to $133.5 million during the first quarter of 2016.  Excluding the $128.6 million exposure to loans guaranteed by the TDF, non-performing commercial mortgage loan inflows decreased by $0.9 million to $4.9 million compared to $5.8 million in the first quarter of 2015.

     Non-performing C&I loans of $137.9 million as of March 31, 2016 remained relatively flat compared to $137.1 million as of December 31, 2015.  The increase of $0.8 million was primarily reflected in Puerto Rico.  Total inflows of non-performing C&I loans were $8.6 million compared to $79.5 million in the first quarter of 2015.  Excluding the inflow to non-performing status in the first quarter of 2015 of the $75.0 million PREPA credit facility, total inflows in the first quarter of 2016 were $4.1 million higher than inflows for the same period in 2015.

Non-performing construction loans, including non-performing construction loans held for sale, decreased by $0.7 million to $62.1 million from $62.8 million as of December 31, 2015, primarily as a result of cash collections. The inflows of non-performing construction loans during the first quarter of 2016 amounted to $0.3 million compared to inflows of $0.1 million for the same period in 2015.

The following tables present the activity of commercial and construction non-performing loans held for investment:

	Commercial Mortgage	Commercial & Industrial	Construction	Total
(In thousands)
Quarter ended March 31, 2016
Beginning balance	$51,333	$137,051	$54,636	243,020
Plus:
Additions to non-performing	133,452	8,577	308	142,337
Less:
Loans returned to accrual status	(145)	(361)	-	(506)
Non-performing loans transferred to OREO	(562)	(583)	(55)	(1,200)
Non-performing loans charged-off	(315)	(3,754)	(69)	(4,138)
Loan collections	(1,078)	(3,034)	(706)	(4,818)
Reclassification	78	-	(78)	-
Ending balance	$182,763	$137,896	$54,036	$374,695

	Commercial Mortgage	Commercial & Industrial	Construction	Total
(In thousands)
Quarter ended March 31, 2015
Beginning balance	$148,473	$122,547	$29,354	300,374
Plus:
Additions to non-performing	5,802	79,503	128	85,433
Less:
Loans returned to accrual status	(1,521)	(243)	(22)	(1,786)
Non-performing loans transferred to OREO	-	(4,866)	(265)	(5,131)
Non-performing loans charged-off	(3,970)	(4,304)	(605)	(8,879)
Loan collections	(6,399)	(3,907)	(1,178)	(11,484)
Reclassification	-	-	(249)	(249)
Non-performing loans sold, net of charge-off	-	(2,230)	-	(2,230)
Ending balance	$142,385	$186,500	$27,163	$356,048

       Total non-performing commercial and construction loans, including non-performing loans held for sale, with a book value of $382.8 million as of March 31, 2016 are being carried at 60.7% of unpaid principal balance, net of reserves and accumulated charge-offs.

Non-performing residential mortgage loans increased by $3.9 million to $172.9 million as of March 31, 2016 from $169.0 million from December 31, 2015. The increase was mainly driven by inflows of two loans totaling $2.3 million during the first quarter of 2016, partially offset by loans brought current, foreclosures, and charge-offs. The inflows of non-performing residential mortgage loans during the first quarter of 2016 amounted to $24.9 million compared to inflows of $19.2 million for the same period in 2015. Approximately $56.9 million, or 33% of total non-performing residential mortgage loans, have been written down to their net realizable value and no specific reserve was allocated.

The following table presents the activity of residential non-performing loans held for investment:

	Quarters Ended
(In thousands)	March 31, 2016	March 31, 2015

Beginning balance	$169,001	$180,707
Plus:
Additions to non-performing	24,916	19,213
Less:
Loans returned to accrual status	(9,327)	(13,918)
Non-performing loans transferred to OREO	(6,744)	(5,048)
Non-performing loans charged-off	(4,134)	(5,073)
Loan collections	(822)	(3,547)
Reclassification	-	249
Ending balance	$172,890	$172,583

The amount of non-performing consumer loans, including finance leases, showed a $3.4 million decrease during the first quarter of 2016 to $27.4 million compared to $30.8 million as of December 31, 2015.  The decrease was mainly related to charge-offs and cash collections, primarily in auto loans.  The inflows of non-performing consumer loans of $10.1 million decreased $4.0 million compared to inflows of $14.1 million for the same period in 2015.

As of March 31, 2016, approximately $274.5 million of the loans placed in non-accrual status, mainly commercial loans, were current, or had delinquencies of less than 90 days in their interest payments, including $119.2 million of TDRs maintained in nonaccrual status until the restructured loans meet the criteria of sustained payment performance under the revised terms for reinstatement to accrual status and there is no doubt about full collectability. Collections on these loans are being recorded on a cash basis through earnings, or on a cost-recovery basis, as conditions warrant.

     During the quarter ended March 31, 2016, interest income of approximately $2.9 million related to non-performing loans with a carrying value of $460.7 million as of March 31, 2016, mainly non-performing construction and commercial loans, was applied against the related principal balances under the cost-recovery method.

As of March 31, 2016, approximately $149.3 million, or 26%, of total non-performing loans held for investment has been charged-off to their net realizable value and no specific reserve was allocated as shown in the following table.

(Dollars in thousands)	Residential Mortgage Loans	Commercial Mortgage Loans	C&I Loans	Construction Loans	Consumer and Finance Leases	Total
As of March 31, 2016
Non-performing loans held for investment
charged-off to realizable value	$56,858	$21,406	$29,230	$39,037	$2,053	$148,584
Other non-performing loans held
for investment	116,032	161,357	108,666	14,999	25,298	426,352
Total non-performing loans held
for investment	$172,890	$182,763	$137,896	$54,036	$27,351	$574,936

Allowance to non-performing loans held for
investments	22.30%	37.61%	51.56%	5.58%	207.39%	41.42%
Allowance to non-performing loans held for
investments, excluding non-performing loans
charged-off to realizable value	33.22%	42.60%	65.43%	20.09%	224.22%	55.85%

As of December 31, 2015
Non-performing loans held for investment
charged-off to realizable value	$53,612	$15,190	$27,492	$39,466	$1,282	$137,042
Other non-performing loans held
for investment	115,389	36,143	109,559	15,170	29,470	305,731
Total non-performing loans held
for investment	$169,001	$51,333	$137,051	$54,636	$30,752	$442,773

Allowance to non-performing loans held for
investments	23.41%	132.88%	50.18%	6.44%	197.20%	54.36%
Allowance to non-performing loans held for
investments, excluding non-performing loans
charged-off to realizable value	34.29%	188.73%	62.77%	23.20%	205.78%	78.73%

The Corporation provides homeownership preservation assistance to its customers through a loss mitigation program in Puerto Rico that is similar to the U.S. government’s Home Affordable Modification Program guidelines. Depending upon the nature of borrowers’ financial condition, restructurings or loan modifications through this program as well as other restructurings of individual commercial, commercial mortgage, construction, and residential mortgage loans in the U.S. mainland, fit the definition of a TDR. A restructuring of a debt constitutes a TDR if the creditor for economic or legal reasons related to the debtor’s financial difficulties grants a concession to the debtor that it would not otherwise consider. Modifications involve changes in one or more of the loan terms that bring a defaulted loan current and provide sustainable affordability. Changes may include the refinancing of any past-due amounts, including interest and escrow, the extension of the maturity of the loan and modifications of the loan rate. As of March 31, 2016, the Corporation’s total TDR loans held for investment of $659.1 million consisted of $384.3 million of residential mortgage loans, $144.8 million of commercial and industrial loans, $43.5 million of commercial mortgage loans, $45.2 million of construction loans, and $41.3 million of consumer loans.

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

Prior to permanently modifying a loan, the Corporation may enter into trial modifications with certain borrowers. Trial modifications generally represent a six-month period during which the borrower makes monthly payments under the anticipated modified payment terms prior to a formal modification. Upon successful completion of a trial modification, the Corporation and the borrower enter into a permanent modification. TDR loans that are participating in, or that have been offered a binding trial modification are classified as TDRs when the trial offer is made and continue to be classified as TDRs regardless of whether the borrower enters into a permanent modification. As of March 31, 2016, the Corporation classified an additional $7.2 million of residential mortgage loans as TDRs that were participating in or had been offered a trial modification.

 For the commercial real estate, commercial and industrial, and construction portfolios, at the time of a restructuring, the Corporation determines, on a loan-by-loan basis, whether a concession was granted for economic or legal reasons related to the borrower’s financial difficulty. Concessions granted for commercial loans could include: reductions in interest rates to rates that are considered below market; extension of repayment schedules and maturity dates beyond original contractual terms; waivers of borrower covenants; forgiveness of principal or interest; or other contractual changes that would be considered a concession. The Corporation mitigates loan defaults for its commercial loan portfolios through its collection function. The function’s objective is to minimize both early stage delinquencies and losses upon default of commercial loans. In the case of the commercial and industrial, commercial mortgage, and construction loan portfolios, the SAG focuses on strategies for the accelerated reduction of non-performing assets through note sales, short sales, loss mitigation programs, and sales of OREO.  In addition to the management of the resolution process for problem loans, the SAG oversees collection efforts for all loans to prevent migration to the non-performing and/or adversely classified status.  The SAG utilizes relationship officers, collection specialists, and attorneys. In the case of residential construction projects, the workout function monitors project specifics, such as project management and marketing, as deemed necessary. The SAG utilizes its collections infrastructure of workout collection officers, credit work-out specialists, in-house legal counsel, and third-party consultants. In the case of residential construction projects and large commercial loans, the SAG function also utilizes third-party specialized consultants to monitor the residential and commercial construction projects in terms of construction, marketing and sales, and to assist with the restructuring of large commercial loans.

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

TDR loans are classified as either accrual or nonaccrual loans. Loans in accrual status may remain in accrual status when their contractual terms have been modified in a TDR if the loan had demonstrated performance prior to the restructuring and payment in full under the restructured terms is expected. Otherwise, loans on non-accrual and restructured as a TDR will remain on nonaccrual status until the borrower has proven the ability to perform under the modified structure, generally for a minimum of six months, and there is evidence that such payments can and are likely to continue as agreed. Performance prior to the restructuring, or significant events that coincide with the restructuring, are included in assessing whether the borrower can meet the new terms and may result in the loan being returned to accrual status at the time of the restructuring or after a shorter performance period. If the borrower’s ability to meet the revised payment schedule is uncertain, the loan remains classified as a non-accrual loan. Loan modifications increase the Corporation’s interest income by returning a non-performing loan to performing status, if applicable, increase cash flows by providing for payments to be made by the borrower, and limit increases in foreclosure and OREO costs. The Corporation continues to consider a modified loan as an impaired loan for purposes of estimating the allowance for loan and lease losses.

The following table provides a breakdown between the accrual and nonaccrual TDRs:

(In thousands)	March 31, 2016
	Accrual	Non-accrual (1)	Total TDRs

Non-FHA/VA Residential Mortgage loans	$302,773	$81,562	$384,335
Commercial Mortgage Loans	27,763	15,706	43,469
Commercial and Industrial Loans	47,463	97,365	144,828
Construction Loans	3,948	41,232	45,180
Consumer Loans - Auto	15,943	7,537	23,480
Finance Leases	2,329	140	2,469
Consumer Loans - Other	13,214	2,129	15,343
Total Troubled Debt Restructurings	$413,433	$245,671	$659,104

(1)

Included in non-accrual loans are $119.2 million in loans that are performing under the terms of the restructuring agreement but are reported in non-accrual status until the restructured loans meet the criteria of sustained payment performance under the revised terms for reinstatement to accrual status and there is no doubt about full collectability.

 The OREO portfolio, which is part of non-performing assets, decreased by $3.9 million. The following table shows the activity during the quarter ended March 31, 2016 of the OREO portfolio by geographic region and type of property:

(In thousands)	As of March 31, 2016
	Puerto Rico			Virgin Islands			Florida			Consolidated
	Residential	Commercial	Construction	Residential	Commercial	Construction	Residential	Commercial	Construction
Beginning Balance	$37,501	$86,424	$9,196	$838	$110	$4,510	$5,225	$1,314	$1,683	$146,801
Additions	7,732	898	-	-	220	45	250	-	-	9,145
Sales	(4,538)	(665)	(1,416)	(724)	-	-	(990)	-	-	(8,333)
Fair value adjustments	(2,276)	(2,293)	(87)	(11)	-	(27)	(31)	-	-	(4,725)
	$38,419	$84,364	$7,693	$103	$330	$4,528	$4,454	$1,314	$1,683	$142,888

Net Charge-offs and Total Credit Losses

Total net charge-offs for the first quarter of 2016 were $23.6 million, or 1.03% of average loans on an annualized basis, compared to $29.3 million, or an annualized 1.25%, for the first quarter of 2015, mainly reflecting lower charge-offs in the commercial mortgage and consumer loan portfolios.

Commercial mortgage loans net charge-offs in the first quarter of 2016 were $0.5 million, or an annualized 0.14% of related average loans, compared to $3.7 million, or an annualized 0.90%, for the first quarter of 2015.  Substantially all of the $0.5 million in net charge-offs for the first quarter of 2016 related to loans in Puerto Rico.

C&I loans net charge-offs in the first quarter of 2016 totaled $3.5 million, or an annualized 0.59% of related average loans, compared to $3.9 million, or an annualized 0.63%, for the first quarter of 2015.  Substantially all of the charge-offs recorded in the first quarter of 2016 related to loans in Puerto Rico, including a $1.9 million charge-off on an individual loan.

Construction loans net charge-offs in the first quarter of 2016 were $0.1 million, or an annualized 0.18% of related average loans, compared to $0.4 million, or an annualized 0.93%, for the first quarter of 2015.

     Residential mortgage loans net charge-offs in the first quarter of 2016 were $7.0 million, or an annualized 0.84% of related average loans, compared to $5.1 million, or an annualized 0.65%, for the first quarter of 2015.   Approximately $4.1 million in charge-offs for the first quarter of 2016 resulted from valuations for impairment purposes of residential mortgage loans considered homogeneous given high delinquency and loan-to-value levels, compared to $3.8 million for the first quarter of 2015. Net charge-offs on residential mortgage loans also included $2.1 million related to foreclosures, compared to $1.1 million in the first quarter of 2015.

Net charge-offs of consumer loans and finance leases in the first quarter of 2016 were $12.6  million, or an annualized 2.79% of related average loans, compared to $16.2 million, or an annualized 3.30% of average loans, in the first quarter of 2015.  The decrease is mainly attributable to the auto loan portfolio.

The following table presents annualized net charge-offs to average loans held-in-portfolio:

	Quarter Ended
	March 31, 2016	March 31, 2015

Residential mortgage loans	0.84%	0.65%
Commercial mortgage	0.14%	0.90%
Commercial and industrial	0.59%	0.63%
Construction loans	0.18%	0.93%
Consumer loans (1)	2.79%	3.30%
Total loans	1.03%	1.25%
_______________
(1)	Includes lease financing.

The following table presents net charge-offs to average loans held in various portfolios by geographic segment:

	Quarter Ended
	March 31,	March 31,
	2016	2015
PUERTO RICO:
Residential mortgage	1.07%	0.82%
Commercial mortgage	0.16%	0.75%
Commercial and Industrial	0.76%	0.72%
Construction	0.12%	2.21%
Consumer and finance leases (1)	2.93%	3.42%
Total loans	1.27%	1.43%
VIRGIN ISLANDS:
Residential mortgage	0.07%	0.04%
Commercial mortgage	(0.13)%	-%
Commercial and Industrial	(0.03)%	0.61%
Construction	0.41%	0.66%
Consumer and finance leases	0.83%	0.13%
Total loans	0.11%	0.22%
FLORIDA:
Residential mortgage	0.05%	0.08%
Commercial mortgage	0.12%	1.80%
Commercial and Industrial (2)	(0.02)%	-%
Construction (3)	(0.30)%	(2.36)%
Consumer and finance leases (4)	(0.61)%	1.25%
Total loans	0.01%	0.53%

(1) Includes lease financing.
(2) For the first quarter of 2016 recoveries in commercial and industrial loans in Florida exceeded charge-offs.
(3) For the first quarters of 2016 and 2015 recoveries in construction loans in Florida exceeded charge-offs.
(4) For the first quarter of 2016 recoveries in consumer loans in Florida exceeded charge-offs.

The above ratios are based on annualized charge-offs and are not necessarily indicative of the results expected for the entire year or in subsequent periods.

    Total credit losses (equal to net charge-offs plus losses on OREO operations) for the first quarter of 2016 amounted to $26.8 million, or 1.15% on an annualized basis to average loans and repossessed assets, in contrast to credit losses of $31.9  million, or a loss rate of 1.34%, for the same period in 2015.

The following table presents a detail of the OREO inventory and credit losses for the periods indicated:

	Quarter Ended
	March 31,
	2016	2015
	(Dollars in thousands)
OREO
OREO balances, carrying value:
Residential	$42,976	$32,898
Commercial	86,008	72,473
Construction	13,904	17,257
Total	$142,888	$122,628

OREO activity (number of properties):
Beginning property inventory,	549	458
Properties acquired	83	67
Properties disposed	(69)	(52)
Ending property inventory	563	473

Average holding period (in days)
Residential	328	456
Commercial	545	436
Construction	1,308	970
	554	517
OREO operations (loss) gain:
Market adjustments and (losses) gain on sale:
Residential	$(824)	$(1,063)
Commercial	(1,887)	(37)
Construction	34	(406)
	(2,677)	(1,506)
Other OREO operations expenses	(529)	(1,122)
Net Loss on OREO operations	$(3,206)	$(2,628)

CHARGE-OFFS
Residential charge offs, net	(6,960)	(5,094)
Commercial charge offs, net	(4,008)	(7,625)
Construction charge offs, net	(74)	(398)
Consumer and finance leases charge-offs, net	(12,596)	(16,184)
Total charge-offs, net	(23,638)	(29,301)
TOTAL CREDIT LOSSES (1)	$(26,844)	$(31,929)

LOSS RATIO PER CATEGORY (2):
Residential	0.93%	0.78%
Commercial	0.59%	0.73%
Construction	0.09%	1.68%
Consumer	2.77%	3.28%
TOTAL CREDIT LOSS RATIO (3)	1.15%	1.34%
________
(1)	Equal to OREO operations (losses) gains plus charge-offs, net.
(2)	Calculated as net charge-offs plus market adjustments and gains (losses) on sale of OREO divided by average loans and repossessed assets.
(3)	Calculated as net charge-offs plus net loss on OREO operations divided by average loans and repossessed assets.

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

Concentration Risk

The Corporation conducts its operations in a geographically concentrated area, as its main market is Puerto Rico. However, the Corporation has diversified its geographical risk as evidenced by its operations in the Virgin Islands and in Florida. Of the total gross loans held for investment of $9.1 billion as of March 31, 2016, approximately 80% have credit risk concentration in Puerto Rico, 13% in the United States, and 7% in the Virgin Islands.

Exposure to Puerto Rico Government

 As of March 31, 2016, the Corporation had $315.6 million of credit facilities, excluding investment securities, extended to the Puerto Rico Government, its municipalities and public corporations, of which $302.2 million was outstanding (book value of $297.2 million), compared to $314.6 million outstanding as of December 31, 2015 (book value of $311.0 million). Approximately $199.3 million of the granted credit facilities outstanding consisted of loans to municipalities in Puerto Rico whose revenues are independent of the central government. The good faith, credit and unlimited taxing power of the applicable municipality have been pledged to the repayment of the municipality’s loans. Approximately 88% of the Corporation’s municipality exposure consists primarily of senior priority loans concentrated on five of the largest municipalities in Puerto Rico (San Juan, Carolina, Bayamon, Mayaguez and Guaynabo). These municipalities are required by law to levy special property taxes in such amounts as shall be required for the payment of all of their respective general obligation bonds and loans. In addition to municipalities, loans extended to the Puerto Rico Government include $6.9 million of loans to units of the Puerto Rico central government, and approximately $96.0 million ($91.0 million book value) consisted of loans to public corporations, including a direct exposure to PREPA with a book value of $69.7 million as of March 31, 2016. The PREPA credit facility was placed in non-accrual status in the first quarter of 2015 and interest payments are recorded on a cost-recovery basis.

    Furthermore, as of March 31, 2016, the Corporation had $128.6 million outstanding in financings to the hotel industry in Puerto Rico where the borrower and the operations of the underlying collateral are the primary sources of repayment and the TDF provides a secondary guarantee for payment performance, compared to $129.4 million as of December 31, 2015.  These loans were placed in non-accrual status in the first quarter of 2016. Recent developments related to the Puerto Rico government’s fiscal situation introduced additional uncertainty regarding TDF’s ability to honor its guarantee, including the enactment of the Puerto Rico Emergency Moratorium and Financial Rehabilitation Act, which gives Puerto Rico’s governor emergency powers to deal with Puerto Rico’s challenging fiscal situation, including the ability to declare a moratorium on all bonds and other payments.  Puerto Rico’s governor also issued an executive order intended to protect the GDB’s liquidity by allowing withdrawals only to fund necessary costs for essential services such as health, public safety and education services. These loans were current on contractual payments as of March 31, 2016.  Prospectively, principal and interest payment collections will be applied against the outstanding balance of the loans.  The Corporation has been receiving combined payments from the borrowers and TDF as guarantor sufficient to cover contractual payments on these loans, including collections of principal and interest from TDF of $0.6 million in the first quarter of 2016 and $5.3 million in the entire year 2015.  These loans have been adversely classified since the third quarter of 2015.

The general reserve for commercial loans was increased in the fourth quarter of 2015 due to qualitative factors that stressed the historical loss rates applied to the Puerto Rico Government-related exposure, including the TDF-guaranteed portfolio.  The migration of the loans guaranteed by the TDF to non-accrual status in the first quarter of 2016 did not result in a significant increase to the total allowance for loan losses.  As of March 31, 2016, the total reserve coverage ratio related to commercial loans extended to or guaranteed by the Puerto Rico Government (excluding municipalities) was 20%.

  In addition, the Corporation had $124.3 million in indirect exposure to residential mortgage loans that are guaranteed by the Puerto Rico Housing Finance Authority.  Residential mortgage loans guaranteed by the Puerto Rico Housing Finance Authority are secured by the underlying properties and the guarantees serve to cover shortfalls in collateral in the event of a borrower default. The Puerto Rico Government guarantees up to $75 million of the principal insured by the mortgage loans insurance program. According to the most recently released audited financial statements of the Puerto Rico Housing Finance Authority, as of June 30, 2015, the Puerto Rico Housing Finance Authority’s mortgage loans insurance program covered loans aggregating to approximately $552 million. The regulations adopted by the Puerto Rico Housing Finance Authority require the establishment of adequate reserves to guarantee the solvency of the mortgage loans insurance fund. As of June 30, 2015, Puerto Rico Housing Finance Authority had a restricted net position for such purposes of approximately $77.4 million.

As of March 31, 2016, the Corporation also had $43.4 million of obligations of the Puerto Rico government as part of its available-for-sale investment securities portfolio, net of the $22.2 million other-than-temporary credit impairment charges recorded in 2016 and 2015, recorded on its books at a fair value of $26.4 million as of March 31, 2016.

Furthermore, as of March 31, 2016, the Corporation had $416.5 million of public sector deposits in Puerto Rico. Approximately 33% is from municipalities and municipal agencies in Puerto Rico and 67% is from public corporations and the central government and agencies in Puerto Rico.

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

Basis of Presentation

The Corporation has included in this Form 10-Q the following financial measures that are not recognized under U.S. generally accepted accounting principles, which are referred to as non-GAAP financial measures: (i) the calculation of net interest income, interest rate spread and net interest margin rate on a tax-equivalent basis and excluding changes in the fair value of derivative instruments; (ii) the calculation of the tangible common equity ratio and the tangible book value per common share; and (iii) certain other financial measures, including net income, non-interest income and non-interest expenses adjusted to exclude the effect of other-than-temporary impairment charges on debt securities recorded on the first quarter of 2016 and the first quarter of 2015, the effect of the gain on the repurchase and cancellation of $10 million in trust preferred securities recorded in the first quarter of 2016, and the bargain purchase gain and acquisition and conversion costs related to the acquisition of assets and assumption of deposits from Doral Bank recorded in the first quarter of 2015.  Investors should be aware that non-GAAP financial measures have inherent limitations and should be read only in conjunction with the Corporation’s consolidated financial data prepared in accordance with GAAP.

Net interest income, interest rate spread and net interest margin are reported excluding changes in the fair value of derivative instruments and on a tax-equivalent basis, in order to provide to investors additional information about the Corporation’s net interest income that management uses and believes should facilitate comparability and analysis. The changes in the fair value of derivative instruments have no effect on interest due or interest earned on interest-bearing liabilities or interest-earning assets, respectively.  The tax-equivalent adjustment to net interest income recognizes the income tax savings when comparing taxable and tax-exempt assets and assumes a marginal income tax rate. Income from tax-exempt earning assets is increased by an amount equivalent to the taxes that would have been paid if this income had been taxable at statutory rates. Management believes that it is a standard practice in the banking industry to present net interest income, interest rate spread and net interest margin on a fully tax-equivalent basis. This adjustment puts all earning assets, most notably tax-exempt securities and certain loans, on a common basis that facilitates comparison of results to results of peers. Refer to “Net Interest Income” above for the table that reconciles the non-GAAP financial measure “net interest income excluding fair value changes and on a tax-equivalent basis” with net interest income calculated and presented in accordance with GAAP. The table also reconciles the non-GAAP financial measures “net interest spread and margin excluding fair value changes and on a tax-equivalent basis” with net interest spread and margin calculated and presented in accordance with GAAP.

     The tangible common equity ratio and tangible book value per common share are non-GAAP financial measures generally used by the financial community to evaluate capital adequacy. Tangible common equity is total equity less preferred equity, goodwill, core deposit intangibles, and other intangibles, such as the purchased credit card relationship intangible and the insurance customer relationship intangible. Tangible assets are total assets less goodwill, core deposit intangibles, and other intangibles, such as the purchased credit card relationship intangible and the insurance customer relationship intangible. Management and many stock analysts use the tangible common equity ratio and tangible book value per common share in conjunction with more traditional bank capital ratios to compare the capital adequacy of banking organizations with significant amounts of goodwill or other intangible assets, typically stemming from the use of the purchase method of accounting for mergers and acquisitions. Accordingly, the Corporation believes that disclosures of these financial measures may be useful also to investors.  Neither tangible common equity nor tangible assets, or the related measures should be considered in isolation or as a substitute for stockholders’ equity, total assets, or any other measure calculated in accordance with GAAP. Moreover, the manner in which the Corporation calculates its tangible common equity, tangible assets, and any other related measures may differ from that of other companies reporting measures with similar names. Refer to “Risk Management-Capital” above for a reconciliation of the Corporation’s tangible common equity and tangible assets.

To supplement the Corporation’s financial statements presented in accordance with GAAP, the Corporation uses, and believes that investors would benefit from disclosure of the following additional measures of adjusted non-interest income, adjusted non-interest expenses, and adjusted net income that exclude gains and losses or expenses that are either unusual and/or non-recurring or so unusually large that management believes that a complete analysis of the Corporation’s performance requires consideration also of these adjusted financial measures:

•         Adjusted non-interest income excludes the $6.7 million in OTTI charges on debt securities recorded in the first quarter of 2016 ($6.3 million on Puerto Rico Government debt securities and $0.4 million on private label MBS), the $4.2 million gain on the repurchase and cancellation of trust preferred securities recorded in the first quarter of 2016, and the $13.4 million bargain purchase gain on assets acquired and deposits assumed from Doral Bank.

•         Adjusted non-interest expenses exclude acquisition and conversion costs of approximately $2.1 million associated with the assets acquired and liabilities assumed from Doral Bank in the first quarter of 2015.

•         Adjusted net income excludes the after-tax effect of all the aforementioned unusual and/or non-recurring items for the first quarter of 2016 and first quarter of 2015.

 Management believes that these non-GAAP financial measures enhance the ability of analysts and investors to analyze trends in the Corporation’s business and better understand the performance of the Corporation. In addition, the Corporation may utilize these non-GAAP financial measures as a guide in its budgeting and long-term planning process.

The following table reconciles these non-GAAP financial measures to the corresponding measures presented in accordance with GAAP.
2016 First Quarter	As reported (GAAP)	Gain on Repurchase and Cancellation of Trust Preferred Securities	OTTI on Debt Securities	Adjusted (Non-GAAP)

Non-interest income	$18,469	$(4,217)	$6,687	$20,939

Net income	$23,344	$(4,217)	$6,687	$25,814

2015 First Quarter	As reported (GAAP)	Bargain Purchase Gain	OTTI on Debt Securities	Acquisition and conversion costs - Doral Bank transaction	Adjusted (Non-GAAP)

Non-interest income	$32,729	$(13,443)	$156	$-	$19,442

Non-interest expense	$91,728	$-	$-	$(2,084)	$89,644

Net income	$25,646	$(8,201)	$156	$1,272	$18,873

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding market risk to which the Corporation is exposed, see the information contained in “Part I – Item 2 -“Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management.”

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Control and Procedures

     First BanCorp.’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of First BanCorp.’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2016. Based on this evaluation, as of the end of the period covered by this Form 10-Q, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    Not applicable.

 ITEM 1A.  RISK FACTORS

The Corporation’s business, operating results and/or the market price of our common and preferred stock may be significantly affected by a number of factors.  For a detailed discussion of certain risk factors that could affect the Corporation’s future operations, financial condition or results for future periods see the risk factors below and in Item 1A, “Risk Factors,” in the Corporation’s 2015 Annual Report on Form 10-K.  These factors could also cause actual results to differ materially from historical results or the results contemplated by the forward-looking statements contained in this report.  Also refer to the discussion in “Part I – Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report for additional information that may supplement or update the discussion of  risk factors in the Corporation’s 2015 Form 10-K.

  Additional risks and uncertainties that are not currently known to the Corporation or are currently deemed by the Corporation to be immaterial also may materially adversely affect the Corporation’s business, financial condition or results of operations.

The Corporation’s financial results may be adversely affected by Puerto Rico’s current economic condition.

A significant portion of the Corporation’s financial activities and credit exposure is concentrated in the Commonwealth of Puerto Rico, which has been in an economic recession since 2006. Based on the most recent information available, the main economic indicators suggest that the Puerto Rico economy remains weak.  For fiscal years 2015, 2016 and 2017, the Puerto Rico Planning Board projects a continued economic contraction in the Commonwealth’s real gross national product (“GNP”) of 0.6%, 1.2% and 2.0%, respectively, while the Government Development Bank of Puerto Rico’s (the “GDB”) economic activity index (the “GDB-EAI”) in March 2016 decreased 2.1% on a year-over-year basis.  The GDB-EAI is a coincident index of economic activity for Puerto Rico made up of four indicators (payroll employment, electric power generation, cement sales and gasoline consumption).  The seasonally adjusted unemployment rate in Puerto Rico was 11.8% in March 2016.

Based on information published by the Puerto Rico Government, preliminary fiscal year-to-date (July 2015-March 2016) General Fund net revenues totaled approximately $6.26 billion, a year-over-year increase of $260.9 million.  Fiscal year-to-date revenues were $30.6 million below revised estimates and $157.5 million below estimates included in the original Fiscal Year 2016 budget.

On April 6, 2016, the Puerto Rico governor signed the Puerto Rico Emergency Moratorium and Financial Rehabilitation Act, which gives Puerto Rico’s governor emergency powers to deal with the challenging fiscal situation, including the ability to declare a moratorium on any debt payment.  Puerto Rico’s governor also issued an executive order intended to protect the GDB’s liquidity by allowing withdrawals only to fund necessary costs for essential services such as health, public safety and education services.

On April 11, 2016, the Puerto Rico Government announced the details of a revised voluntary exchange proposal presented to the Commonwealth’s creditors.  Specifically, the new proposal includes the following changes to the original proposal:

•         Annual aggregate debt service has been increased from $1.7 billion to $1.85 billion (equal to 15% of 2021 revenues), allowing the Commonwealth to increase the aggregate amount of Base Bonds by approximately 11 to 30 percent depending on how many Puerto Rican residents elect the Local Option (as described below);

•         The “Growth Bond” has been replaced with a “Capital Appreciation Bond”. The Growth Bond was a contingent payment instrument, payable only if the Commonwealth economy achieved a specific level of economic growth. By contrast, the Capital Appreciation Bond is mandatorily payable – like the Base Bond – and will enable all creditors to recover the principal amount of their existing investments irrespective of future growth;

•         Interest will now be paid currently on the Base Bonds; previously interest payments only began in 2018;

•         Puerto Rican residents will be offered the option to receive a par Base Bond with a long-dated maturity and a 2.0% interest rate (the “Local Option”); and

•         As a result of the forgoing adjustments, under the revised proposal, the Commonwealth’s $49.3 billion of tax-supported debt would be reduced, depending on how many Puerto Rican residents elect the Local Option, to between $32.6 and $37.4 billion. Under the original proposal, tax-supported debt would have been reduced to $26.5 billion.

Based on the new proposal, including both the Base Bond and Capital Appreciation Bond and assuming all Puerto Rican residents elect the Local Option, the following are the average recovery rates across all bonds of selected issuers (assuming a 5% yield):

•         GO and Commonwealth-Guaranteed – 74%

•         COFINA – 57%

•         GDB – 36%

•         HTA – 56%

•         Other – 51%

The proposal also seeks to lower the Commonwealth’s ratio of debt service-to-revenue on tax-supported debt from the current level of 36% to approximately 15% based on 2021 revenues.

On April 12, 2016, the U.S. Congress House Committee on Natural Resources released H.R. 4900, the “Puerto Rico Oversight, Management, and Economic Stability Act (PROMESA), which, if passed as is, will impose a seven-member financial oversight board over Puerto Rico that would be appointed by the U.S president and will have broad encompassing powers over Puerto Rico.  The bill is still under consideration of the House Committee on Natural Resources and must be approved before being referred to floor of the U.S. House and Senate.

On May, 1 2016, pursuant to the debt moratorium law, the Puerto Rico governor issued an executive order for the moratorium on the debt service payment due by GDB on May 1, 2016. The GDB paid the scheduled interest payment of $22 million but defaulted on the principal payment of $367 million of its notes due on May 1, 2016. In addition, on April 29, 2016, the GDB announced that it reached an agreement with various state-chartered credit unions in Puerto Rico to implement a limited private exchange of approximately $33 million of notes issued by GDB maturing on May 1, 2016 for newly issued GDB notes with substantially the same terms, but maturing on May 1, 2017. The exchange was structured to be completed in advance of the May 1, 2016 principal payment date and settled on April 29, 2016.

On May 1, 2016, the GDB announced that it had negotiated a framework of indicative terms for a restructuring of GDB bonds with a group of bondholders (the “Ad Hoc Group”) holding approximately $900 million of the $3.8 billion of GDB’s outstanding notes (the “Old Notes”). As part of the understanding, the Ad Hoc Group and GDB intend to negotiate the terms over the next 30 days and forbear from pursuing legal action related to the May 1st debt service payment during such negotiations.

The agreed key terms contemplate a two-step restructuring of GDB’s obligations, in which all holders of the Old Notes, including the Ad Hoc Group, would first exchange (the “Interim Exchange”)  their current holdings for new notes at GDB, to be followed by an exchange of such new notes as part of a future global restructuring of the Puerto Rico’s debt that includes GDB’s debt. As part of the agreed key economic terms, creditors would agree to a haircut of 43.75% of the face amount of the Old Notes in the Interim Exchange. In addition, as part of the transaction, bondholders would agree to the proposed treatment of their notes, in a second step exchange as part of a Global Restructuring, that would result in an agreed haircut of 53% of the face amount of their Old Notes. The proposed terms of the Interim Exchange require 100% participation by all bondholders, including, in addition to the Ad Hoc Group, the state-chartered credit unions in Puerto Rico and other large institutional groups on the island.

The Puerto Rico Government has payments totaling approximately $1.9 billion coming due on July 1, 2016 including about $780 million in general obligation bonds.

Ultimate outcomes from the aforementioned described proposed exchanges are uncertain at this time, and may vary considerably, particularly due to factors that are difficult to predict, such as U.S. federal actions to intervene in this matter and bondholders’ willingness to accept the proposed exchange levels. The decline in Puerto Rico’s economy since 2006 has resulted in, among other things, a decline in the Corporation’s loan originations, an increase in the level of non-performing assets, higher loan loss provisions and charge-offs, all of which have adversely effected our profitability.  Any further potential deterioration of economic activity could result in further adverse effects on the Corporation’s profitability and credit quality.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

a)       Not applicable.

b)       Not applicable

c)       Purchase of equity securities by the issuer and affiliated purchases. The following table provides information relating to the Corporation’s purchases of shares of its common stock in the first quarter of 2016.

Period	Total number of shares purchased (1)	Average price paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under These Plans or Programs

January 2016	25,646	$2.59	-	-
February 2016	24,031	2.51	-	-
March 2016	65,444	2.84	-	-
Total	115,121	$2.71	-	-

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized:

First BanCorp.
Registrant

Date: May 10, 2016	By:	/s/ Aurelio Alemán
Aurelio Alemán
President and Chief Executive Officer

Date: May 10, 2016	By:	/s/ Orlando Berges
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

31.1 – CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 - CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 - CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 - CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1- Interactive Data File (Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016, furnished in XBRL (eXtensible Business Reporting Language)