Form 10-Q
period 2016-06-30
FIRST BANCORP /PR/
filed 2016-08-09
CIK 1057706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

____________

FORM 10-Q

(Mark One)

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Common stock: 217,177,665 shares outstanding as of July 29, 2016.

FIRST BANCORP.

INDEX PAGE

PART I FINANCIAL INFORMATION	PAGE
Item 1. Financial Statements:
Consolidated Statements of Financial Condition (Unaudited) as of June 30, 2016 and December 31, 2015	5
Consolidated Statements of Income (Loss) (Unaudited) – Quarters ended June 30, 2016 and 2015 and six-month periods ended June 30, 2016 and 2015	6
Consolidated Statements of Comprehensive Income (Loss) (Unaudited) – Quarters ended June 30, 2016 and 2015 and six-month periods ended June 30, 2016 and 2015	7
Consolidated Statements of Cash Flows (Unaudited) – Six-month periods ended June 30, 2016 and 2015	8
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited) – Six-month periods ended June 30, 2016 and 2015	9
Notes to Consolidated Financial Statements (Unaudited)	10
Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations	77
Item 3. Quantitative and Qualitative Disclosures About Market Risk	136
Item 4. Controls and Procedures	136

PART II. OTHER INFORMATION
Item 1. Legal Proceedings	137
Item 1A. Risk Factors	137
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	139
Item 3. Defaults Upon Senior Securities	140
Item 4. Mine Safety Disclosures	140
Item 5. Other Information	140
Item 6. Exhibits	140

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

FirstBanCorp. wishes to caution readers not to place undue reliance on any such “forward-looking statements,” which speak only as of the date made, and to advise readers that these forward-looking statements are not guarantees of future performance and involve certain risks, uncertainties, estimates and assumptions by us that are difficult to predict.  Various factors, some of which are beyond our control, could cause actual results to differ materially from those expressed in, or implied by, such forward-looking statements.  Factors that might cause such a difference include, but are not limited to, the risks described or referenced below in Item 1A. “Risk Factors,” and the following:

•         the ability of the Puerto Rico government or any of its public corporations or other instrumentalities to repay its respective debt obligations, including the effect of recent payment defaults on the Puerto Rico government general obligations, bonds of the Government Development Bank for Puerto Rico (the“GDB”) and certain bonds of government public corporations, and recent and any future downgrades of the long-term and short-term debt ratings of the Puerto Rico government, which could exacerbate Puerto Rico’s adverse economic conditions and, in turn, further adversely impact the Corporation;

•         uncertainty as to the ultimate outcomes of actions resulting from the enactment by the U.S. government of the Puerto Rico Oversight, Management, and Economic Stability Act (PROMESA) to address Puerto Rico’s financial problems;

•         uncertainty about whether the Corporation will be able to continue to fully comply with the written agreement dated June 3, 2010 (the “Written Agreement”) that the Corporation entered into with the Federal Reserve Bank of New York (the “New York FED” or “Federal Reserve”) that, among other things, requires the Corporation to serve as a source of strength to FirstBank Puerto Rico (“FirstBank” or the “Bank”) and that, except with the consent generally of the New York FED and the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”), prohibits the Corporation from paying dividends to stockholders or receiving dividends from FirstBank, making payments on trust preferred securities or subordinated debt and incurring, increasing or guaranteeing debt or repurchasing any capital securities and uncertainty whether such consent will be provided for future interest payments on the subordinated debt despite the consent that enabled the Corporation to pay all the accrued but deferred interest payments plus the interest for the second quarter of 2016 on the Corporation’s subordinated debentures associated with its trust preferred securities;

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

•         the weakness of the real estate markets and of the consumer and commercial sectors and their impact on the credit quality of the Corporation’s loans and other assets, which have contributed and may continue to contribute to, among other things, high levels of non-performing assets, charge-offs and provisions for loan and lease losses and may subject the Corporation to further risk from loan defaults and foreclosures;

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

The Corporation does not undertake, and specifically disclaims any obligation, to update or revise any of the “forward-looking statements” to reflect occurrences or unanticipated events or circumstances after the date of such statements, except as required by the federal securities laws.

Investors should refer to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2015, as well as “Part II, Item 1A, Risk Factors” in this quarterly report on Form 10-Q, for a discussion of such factors and certain risks and uncertainties to which the Corporation is subject.

FIRST BANCORP.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	June 30, 2016	December 31, 2015
(In thousands, except for share information)
ASSETS
Cash and due from banks	$617,827	$532,985
Money market investments:
Time deposits with other financial institutions	2,800	3,000
Other short-term investments	207,287	216,473
Total money market investments	210,087	219,473
Investment securities available for sale, at fair value:
Securities pledged that can be repledged	780,895	793,562
Other investment securities	1,222,154	1,092,833
Total investment securities available for sale	2,003,049	1,886,395
Investment securities held to maturity, at amortized cost:
Securities pledged that can be repledged	-	-
Other investment securities	161,342	161,483
Total investment securities held to maturity	161,342	161,483
Other equity securities	32,379	32,169
Loans, net of allowance for loan and lease losses of $234,454
(2015 - $240,710)	8,636,293	8,871,672
Loans held for sale, at lower of cost or market	37,958	35,869
Total loans, net	8,674,251	8,907,541
Premises and equipment, net	155,608	161,016
Other real estate owned	139,159	146,801
Accrued interest receivable on loans and investments	45,984	48,697
Other assets	469,016	476,459
Total assets	$12,508,702	$12,573,019
LIABILITIES
Non-interest-bearing deposits	$1,409,072	$1,336,559
Interest-bearing deposits	7,815,947	8,001,565
Total deposits	9,225,019	9,338,124
Securities sold under agreements to repurchase	700,000	700,000
Advances from the Federal Home Loan Bank (FHLB)	455,000	455,000
Other borrowings	216,187	226,492
Accounts payable and other liabilities	126,043	159,269
Total liabilities	10,722,249	10,878,885
STOCKHOLDERS' EQUITY
Preferred stock, authorized, 50,000,000 shares:
Non-cumulative Perpetual Monthly Income Preferred Stock: issued 22,004,000
shares, outstanding 1,444,146 shares, aggregate liquidation value of $36,104	36,104	36,104
Common stock, $0.10 par value, authorized, 2,000,000,000 shares;
issued, 218,278,207 shares (2015 - 216,051,128 shares issued)	21,828	21,605
Less: Treasury stock (at par value)	(115)	(96)
Common stock outstanding, 217,129,074 shares outstanding (2015 - 215,088,698
shares outstanding)	21,713	21,509
Additional paid-in capital	928,900	926,348
Retained earnings, includes legal surplus reserve of $42,798	783,219	737,922
Accumulated other comprehensive income (loss), net of tax of $7,752	16,517	(27,749)
Total stockholders' equity	1,786,453	1,694,134
Total liabilities and stockholders' equity	$12,508,702	$12,573,019

The accompanying notes are an integral part of these statements.

FIRST BANCORP.

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(Unaudited)

	Quarter Ended		Six-Month Period Ended
	June 30,		June 30,
	2016	2015	2016	2015

(In thousands, except per share information)

Interest and dividend income:
Loans	$132,111	$137,997	$267,250	$275,497
Investment securities	13,552	13,125	28,171	27,573
Money market investments	1,271	510	2,344	1,047
Total interest income	146,934	151,632	297,765	304,117
Interest expense:
Deposits	17,224	16,980	34,481	34,674
Securities sold under agreements to repurchase	6,029	5,388	11,505	11,781
Advances from FHLB	1,471	944	2,942	1,878
Other borrowings	1,982	1,843	3,961	3,660
Total interest expense	26,706	25,155	52,889	51,993
Net interest income	120,228	126,477	244,876	252,124
Provision for loan and lease losses	20,986	74,266	42,039	107,236
Net interest income after provision for loan and lease losses	99,242	52,211	202,837	144,888
Non-interest income:
Service charges and fees on deposit accounts	5,618	5,219	11,418	9,774
Mortgage banking activities	4,893	4,763	9,646	8,381
Net gain on sale of investments	-	-	8	-
Other-than-temporary impairment (OTTI) losses on available-for-sale debt securities:
Total other-than-temporary impairment losses	-	(29,521)	(1,845)	(29,521)
Portion of other-than-temporary impairment
recognized in other comprehensive income (OCI)	-	16,424	(4,842)	16,268
Net impairment losses on available-for-sale debt securities	-	(13,097)	(6,687)	(13,253)
Gain on early extinguishment of debt	-	-	4,217	-
Insurance commission income	1,542	1,522	4,811	4,544
Bargain purchase gain	-	-	-	13,443
Other non-interest income	7,725	8,263	14,834	16,510
Total non-interest income	19,778	6,670	38,247	39,399
Non-interest expenses:
Employees' compensation and benefits	37,401	37,945	75,836	73,599
Occupancy and equipment	13,043	15,059	27,226	29,408
Business promotion	4,048	3,934	8,051	6,802
Professional fees	11,327	19,005	22,103	34,223
Taxes, other than income taxes	3,756	3,131	7,548	6,132
Insurance and supervisory fees	7,066	6,796	14,409	13,656
Net loss on other real estate owned (OREO) and OREO operations	3,325	4,874	6,531	7,502
Credit and debit card processing expenses	3,274	3,945	6,556	7,902
Communications	1,725	2,045	3,533	3,653
Other non-interest expenses	4,579	6,065	10,748	11,650
Total non-interest expenses	89,544	102,799	182,541	194,527
Income (loss) before income taxes	29,476	(43,918)	58,543	(10,240)
Income tax (expense) benefit	(7,523)	9,844	(13,246)	1,812
Net income (loss)	$21,953	$(34,074)	$45,297	$(8,428)
Net income (loss) attributable to common stockholders	$21,953	$(34,074)	$45,297	$(8,428)
Net income (loss) per common share:
Basic	$0.10	$(0.16)	$0.21	$(0.04)
Diluted	$0.10	$(0.16)	$0.21	$(0.04)
Dividends declared per common share	$-	$-	$-	$-

The accompanying notes are an integral part of these statements.

FIRST BANCORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Quarter Ended		Six-Month Period Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
(In thousands)
Net income (loss)	$21,953	$(34,074)	$45,297	$(8,428)
Available-for-sale debt securities on which an other-than-temporary impairment has been recognized:
Unrealized gain on debt securities on which an
other-than-temporary impairment has been recognized	2,453	683	1,455	1,372
Reclassification adjustment for other-than-temporary impairment
on debt securities included in net income	-	13,097	6,687	13,253
All other unrealized gains and losses on available-for-sale securities:
Reclassification adjustments for net gain included in net income	-	-	(8)	-
All other unrealized holding gains (losses) on
available-for-sale securities arising during the period	11,422	(23,948)	36,132	(17,653)
Other comprehensive income (loss) for the period, net of tax	13,875	(10,168)	44,266	(3,028)
Total comprehensive income (loss)	$35,828	$(44,242)	$89,563	$(11,456)

The accompanying notes are an integral part of these statements.

FIRST BANCORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Unaudited)

	Six-Month Period Ended
	June 30,	June 30,
	2016	2015
(In thousands)
Cash flows from operating activities:
Net income (loss)	$45,297	$(8,428)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	9,015	10,561
Amortization of intangible assets	2,442	2,491
Provision for loan and lease losses	42,039	107,236
Deferred income tax expense	11,972	2,683
Stock-based compensation	3,346	3,043
Gain on sales of investments	(8)	-
Bargain purchase gain	-	(13,443)
Gain on early extinguishment of debt	(4,217)	-
Other-than-temporary impairments on debt securities	6,687	13,253
Unrealized loss (gain) on derivative instruments	243	(182)
Net gain on disposition of premises and equipment and other assets	(686)	(178)
Net gain on sales of loans	(5,089)	(3,157)
Net amortization/accretion of premiums, discounts and deferred loan fees and costs	(4,624)	(2,217)
Originations and purchases of loans held for sale	(220,056)	(213,586)
Sales and repayments of loans held for sale	224,765	210,394
Amortization of broker placement fees	1,645	2,504
Net amortization/accretion of premium and discounts on investment securities	1,898	3,803
Decrease in accrued interest receivable	2,713	313
(Decrease) increase in accrued interest payable	(26,580)	1,737
Decrease (increase) in other assets	2,816	(627)
(Decrease) increase in other liabilities	(11,414)	16,523
Net cash provided by operating activities	82,204	132,723

Cash flows from investing activities:
Principal collected on loans	1,494,316	1,563,520
Loans originated and purchased	(1,321,511)	(1,437,877)
Proceeds from sales of loans held for investment	-	107,702
Proceeds from sales of repossessed assets	27,674	33,720
Proceeds from sales of available-for-sale securities	14,990	-
Purchases of available-for-sale securities	(279,500)	(158,932)
Purchase of securities held to maturity	-	(4,530)
Proceeds from principal repayments and maturities of available-for-sale securities	183,570	141,226
Proceeds from principal repayments and maturities of held-to-maturity securities	141	142
Additions to premises and equipment	(5,280)	(6,161)
Purchases of other equity securities	(210)	(400)
Proceeds from sale of premises and equipment and other assets	2,250	2,511
Net cash received from acquisition	-	217,659
Net cash outflows from purchase/sale of insurance contracts	(960)	-
Net cash provided by investing activities	115,480	458,580

Cash flows from financing activities:
Net decrease in deposits	(114,613)	(504,270)
Change in securities sold under agreements to repurchase	-	(200,000)
Repurchase of outstanding common stock	(590)	(738)
Repayment of junior subordinated debentures	(7,025)	-
Net cash used in financing activities	(122,228)	(705,008)

Net increase (decrease) in cash and cash equivalents	75,456	(113,705)
Cash and cash equivalents at beginning of period	752,458	796,108
Cash and cash equivalents at end of period	$827,914	$682,403

Cash and cash equivalents include:
Cash and due from banks	$617,827	$462,934
Money market instruments	210,087	219,469
	$827,914	$682,403
The accompanying notes are an integral part of these statements.

FIRST BANCORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

	Six-Month Period Ended
	June 30,	June 30,
	2016	2015
(In thousands)

Preferred Stock	$36,104	$36,104

Common Stock outstanding:
Balance at beginning of period	21,509	21,298
Common stock issued as compensation	44	17
Common stock withheld for taxes	(19)	(12)
Common stock issued in exchange for trust preferred securities	-	85
Restricted stock grants	179	83
Restricted stock forfeited	-	(2)
Balance at end of period	21,713	21,469

Additional Paid-In-Capital:
Balance at beginning of period	926,348	916,067
Stock-based compensation	3,346	3,043
Common stock withheld for taxes	(571)	(726)
Common stock issued in exchange for trust preferred securities	-	5,543
Restricted stock grants	(179)	(83)
Common stock issued as compensation	(44)	(17)
Restricted stock forfeited	-	2
Balance at end of period	928,900	923,829

Retained Earnings:
Balance at beginning of period	737,922	716,625
Net income (loss)	45,297	(8,428)
Balance at end of period	783,219	708,197

Accumulated Other Comprehensive Income (Loss), net of tax:
Balance at beginning of period	(27,749)	(18,351)
Other comprehensive income (loss), net of tax	44,266	(3,028)
Balance at end of period	16,517	(21,379)

Total stockholders' equity	$1,786,453	$1,668,220

The accompanying notes are an integral part of these statements.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The Consolidated Financial Statements (unaudited) of First BanCorp. (the “Corporation”) have been prepared in conformity with the accounting policies stated in the Corporation’s Audited Consolidated Financial Statements included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2015. Certain information and note disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted from these statements pursuant to the rules and regulations of the SEC and, accordingly, these financial statements should be read  in conjunction with the Audited Consolidated Financial Statements of the Corporation for the year ended December 31, 2015, which are included in the Corporation’s 2015 Annual Report on Form 10-K. All adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the statement of financial position, results of operations and cash flows for the interim periods have been reflected. All intercompany accounts and transactions have been eliminated in consolidation.

During the second quarter of 2016, the Corporation reviewed its historical accounting treatment as loans for its $161.3 million of financing arrangements with Puerto Rico municipalities issued in bond form, but underwritten as loans with features that are typically found in commercial loan transactions. This review came as a result of the recent determination of the Federal Reserve Board that the transactions must be treated for regulatory reporting purposes as investment securities.  The Puerto Rico Municipal Finance Act (the “Act”) requires the designation of financing arrangements obtained by municipalities with maturities greater than 8 years as “special obligation bonds” subject to specific provisions under the Act.  The Corporation has concluded that the impact of accounting for the transactions as investment securities rather than loans does not have a material effect on previously reported results of operations, financial condition, or cash flows and, accordingly, these financing arrangements are now accounted for and reported as held-to-maturity investment securities and not as loans as of June 30, 2016 and for prior periods.

The results of operations for the quarter and six-month period ended June 30, 2016 are not necessarily indicative of the results to be expected for the entire year.

Adoption of new accounting requirements and recently issued but not yet effective accounting requirements

The Financial Accounting Standards Board (“FASB”) has issued the following accounting pronouncements and guidance relevant to the Corporation’s operations:

In June 2014, the FASB updated the Accounting Standards Codification (the “Codification” or the “ASC”) to provide guidance for determining compensation cost when an employee’s compensation award is eligible to vest regardless of whether the employee is rendering service on the date the performance target is achieved. This Update is effective for annual and interim periods beginning after December 15, 2015. The adoption of this guidance did not have an impact on the Corporation’s financial statements.

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

  In March 2016, the FASB updated the Codification to simplify certain aspects of the accounting for share-based payment transactions. The main provisions in this Update include: (i) recognition of all tax benefits and tax deficiencies (including tax benefits of dividends on share-base payment awards) as income tax expense or benefit in the income statement, (ii) classification of the excess tax benefit along with other income tax cash flows as an operating activity, (iii) an entity-wide accounting policy election to either estimate the number of awards that are expected to vest (current GAAP) or account for forfeitures when they occur, (iv) a threshold to qualify for equity classification which permits withholding up to the maximum statutory tax rates in the applicable jurisdictions, and (v) classification of cash paid by an employer as a financing activity when the payment results from the withholding of shares for tax withholding purposes. In addition to those simplifications, the amendments eliminate the guidance in ASC 718 that was indefinitely deferred shortly after the issuance of FASB Statement No. 123 (revised 2004), Share-Based Payment. This should not result in a change in practice because the guidance that is being superseded was never effective. For public business entities, the amendments in this Update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Corporation is currently evaluating the impact of the adoption of this guidance on its consolidated financial statements.

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

In June 2016, the FASB updated the Codification and issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), which introduces new guidance for the accounting for credit losses on instruments within its scope. The new guidance introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. It also modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination.

The new model, referred to as the current expected credit losses (CECL) model, will apply to: (1) financial assets subject to credit losses and measured at amortized cost and (2) certain off-balance sheet credit exposures. This includes loans, held-to-maturity debt securities, loan commitments, financial guarantees, and net investments in leases, as well as reinsurance and trade receivables. Upon initial recognition of the exposure, the CECL model requires an entity to estimate the credit losses expected over the life of an exposure (or pool of exposures). The estimate of expected credit losses (ECL) should consider historical information, current information, and reasonable and supportable forecasts, including estimates of prepayments. Financial instruments with similar risk characteristics should be grouped together when estimating ECL. The ASU does not prescribe a specific method to make the estimate so its application will require significant judgment.

Generally, upon initial recognition of a financial asset the estimate of the ECL will be recorded through an allowance for loan and lease losses with an offset to current earnings. Subsequently, the ECL will need to be assessed each period, and both negative and positive changes to the estimate will be recognized through an adjustment to the allowance for loan and lease losses and earnings.

The ASU amends the current available-for-sale security other-than-temporary impairment (OTTI) model for debt securities. The new available-for-sale debt security model will require an estimate of ECL only when the fair value is below the amortized cost of the asset. The length of time the fair value of an available-for-sale debt security has been below the amortized cost will no longer impact the determination of whether a credit loss exists. As such, the new available-for-sale debt security model is not an OTTI model. In addition, credit losses on available-for-sale debt securities will now be limited to the difference between the security’s amortized cost basis and its fair value. The available-for-sale debt security model will also require the use of an allowance to record estimated credit losses (and subsequent recoveries).

The purchased financial assets with credit deterioration (PCD) model applies to purchased financial assets (measured at amortized cost or available-for-sale) that have experienced more than insignificant credit deterioration since origination. This represents a change from the scope of what are considered purchased credit-impaired assets under today’s model. In contrast to the accounting for originated or purchased assets that do not qualify as PCD, the initial estimate of expected credit losses for a PCD would be recognized through an allowance for loan and lease losses with an offset to the cost basis of the related financial asset at acquisition (i.e., there is no impact to net income at initial recognition). Subsequently, the accounting will follow the applicable CECL or available-for-sale debt security impairment model with all adjustments of the allowance for loan and lease losses recognized through earnings. Beneficial interests classified as held-to-maturity or available-for-sale will need to apply the PCD model if the beneficial interest meets the definition of PCD or if there is a significant difference between contractual and expected cash flows at initial recognition.

In general, the new guidance will require modified retrospective application to all outstanding instruments, with a cumulative effect adjustment recorded to opening retained earnings as of the beginning of the first period in which the guidance becomes effective. However, prospective application is required for PCD assets previously accounted for under ASC 310-30 and for debt securities for which an other-than-temporary impairment was recognized prior to the date of adoption.

ASU 2016-13 also expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for loan and lease losses. In addition, public business entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination (i.e., by vintage year).

     The ASU will be effective for public business entities that are SEC filers in fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early application of the guidance will be permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  The Corporation is currently evaluating the impact of the adoption of this guidance on its consolidated financial statements.

NOTE 2 – EARNINGS PER COMMON SHARE

The calculations of earnings (loss) per common share for the quarters and six-month periods ended June 30, 2016 and 2015 are as follows:

	Quarter Ended		Six-Month Period Ended
	June 30,		June 30,
	2016	2015	2016	2015

(In thousands, except per share information)

Net income (loss)	$21,953	$(34,074)	$45,297	$(8,428)
Net income (loss) attributable to common stockholders	$21,953	$(34,074)	$45,297	$(8,428)
Weighted-Average Shares:
Average common shares outstanding	212,768	211,247	212,558	210,968
Average potential dilutive common shares	3,155	-	2,040	-
Average common shares outstanding- assuming dilution	215,923	211,247	214,598	210,968
Earnings (loss) per common share:
Basic	$0.10	$(0.16)	$0.21	$(0.04)
Diluted	$0.10	$(0.16)	$0.21	$(0.04)

Earnings per common share is computed by dividing net income attributable to common stockholders by the weighted average number of common shares issued and outstanding. Net income attributable to common stockholders represents net income adjusted for any preferred stock dividends, including any dividends declared and any cumulative dividends related to the current dividend period that have not been declared as of the end of the period.

    Potential common shares consist of common stock issuable under the assumed exercise of stock options, unvested shares of restricted stock, and outstanding warrants using the treasury stock method. This method assumes that the potential common shares are issued and the proceeds from the exercise, in addition to the amount of compensation cost attributable to future services, are used to purchase common stock at the exercise date. The difference between the number of potential shares issued and the shares purchased is added as incremental shares to the actual number of shares outstanding to compute diluted earnings per share. Stock options, unvested shares of restricted stock, and outstanding warrants that result in lower potential shares issued than shares purchased under the treasury stock method are not included in the computation of dilutive earnings per share since their inclusion would have an antidilutive effect on earnings per share. Stock options not included in the computation of outstanding shares because they were antidilutive amounted to 39,855 and 69,848 as of June 30, 2016 and 2015, respectively. Warrants outstanding to purchase 1,285,899 shares of common stock and 2,939,794 unvested shares of restricted stock were excluded from the computation of diluted earnings per share for the quarter and six-month period ended June 30, 2015 because the Corporation reported a net loss attributable to common stockholders for the periods and their inclusion would have an antidilutive effect.

NOTE 3 – STOCK-BASED COMPENSATION

  As of January 21, 2007, the Corporation’s 1997 stock option plan expired and no additional awards could be granted under that plan. All outstanding awards granted under this plan have continued in full force and effect since then, subject to their original terms. No awards of shares could be granted under the 1997 stock option plan as of its expiration.

The activity of stock options granted under the 1997 stock option plan for the six-month period ended June 30, 2016 is set forth below:

			Weighted-Average
			Remaining	Aggregate
	Number of	Weighted-Average	Contractual Term	Intrinsic Value
	Options	Exercise Price	(Years)	(In thousands)
Beginning of period outstanding and
exercisable	69,848	$160.30
Options expired	(29,993)	190.07
End of period outstanding and exercisable	39,855	$137.89	0.5	$-

 On May 24, 2016, the Corporation’s stockholders approved the amendment and restatement of the First BanCorp 2008 Omnibus Incentive Plan, as amended (the “Omnibus Plan”), to, among other things, increase the number of shares of Common Stock reserved for issuance under the Omnibus Plan, to extend the term of the Omnibus Plan to May 24, 2026 and to re-approve the material terms of the performance goals under the Omnibus Plan for purposes of Section 162(m) of the U.S. Internal Revenue Code of 1986, as amended. The Omnibus Plan provides for equity-based compensation incentives (the “awards”) through the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, cash-based awards and other stock-based awards. The Omnibus Plan authorizes the issuance of up to 7,335,928 shares of common stock, subject to adjustments for stock splits, reorganizations, and other similar events. The Corporation’s Board of Directors, upon receiving the relevant recommendation of the Compensation Committee, has the power and authority to determine those eligible to receive awards and to establish the terms and conditions of any awards, subject to various limits and vesting restrictions that apply to individual and aggregate awards.

  Under the Omnibus Plan, during the first half of 2016, the Corporation issued 1,786,137 shares of restricted stock to employees subject to a vesting period of two years. Included in those 1,786,137 shares of restricted stock are 1,546,137 shares granted to certain senior officers consistent with the requirements of the Troubled Asset Relief Program (“TARP”) Interim Final Rule, which permit TARP recipients to grant “long-term restricted stock” without violating the prohibition on paying or accruing a bonus payment provided that: (i) the value of the grant may not exceed one-third of the amount of the employee’s annual compensation, (ii) no portion of the grant may vest before two years after the grant date, and (iii) the grant must be subject to a further restriction on transfer or payment as described below. Specifically, the stock that has otherwise vested may not become transferable at any time earlier than as permitted under the schedule set forth by TARP, which is based on the repayment in 25% increments of the aggregate financial assistance received from the U.S. Treasury. Hence, notwithstanding the vesting period mentioned above, the senior officers covered by TARP are restricted from transferring the shares. The U.S. Treasury confirmed that, effective March 2014, it has recovered more than 25% of its investment in First BanCorp. Therefore, the restriction on transfer relating to 25% of the shares granted under TARP requirements were released.

    The fair value of the shares of restricted stock granted in the first half of 2016 was based on the market price of the Corporation’s outstanding common stock on the date of the grant. For the 1,546,137 shares of restricted stock granted under the TARP requirements, the market price was discounted due to TARP transferability restrictions. For purposes of determining the awards’ fair value, the Corporation estimated an appreciation of 14% in the value of the common stock using the Capital Asset Pricing Model as a basis of what would be a market participant’s expected return on the Corporation’s stock and assumed that the U.S. Treasury would hold the common stock of the Corporation that it currently owns for a period not to exceed two years, resulting in a fair value of $1.43 for each share of restricted stock granted under the TARP requirements. Also, the Corporation used empirical data to estimate employee terminations; separate groups of employees that have similar historical exercise behavior were considered separately for valuation purposes.

    The following table summarizes the restricted stock activity in the first half of 2016 under the Omnibus Plan for both executive officers covered by the TARP requirements and other employees as well as for the independent directors:

	Six-Month Period Ended
	June 30, 2016

	Number of shares	Weighted-Average
	of restricted	Grant Date
	stock	Fair Value

Non-vested shares at beginning of year	2,968,461	$3.34
Granted	1,786,137	1.62
Forfeited	(1,000)	6.03
Vested	(468,391)	3.78
Non-vested shares at June 30, 2016	4,285,207	$2.57

   For the quarter and six-month period ended June 30, 2016, the Corporation recognized $1.0  million and $1.9 million, respectively, of stock-based compensation expense related to restricted stock awards, compared to $1.0 million and $2.0 million for the same periods in 2015. As of June 30, 2016, there was $4.9 million of total unrecognized compensation cost related to nonvested shares of restricted stock. The weighted average period over which the Corporation expects to recognize such cost is 1.7 years.

   During the first half of 2015, 30,068 shares of restricted stock were awarded to one of the Corporation’s independent directors subject to vesting periods that range from 1 to 5 years. In addition, during the first half of 2015, the Corporation issued 793,964 shares of restricted stock to employees and independent directors subject to vesting periods that range from 3 months to 3 years. Included in those 793,964 shares of restricted stock are 615,464 shares granted to certain senior officers consistent with the requirements of TARP. The employees covered by TARP are restricted from transferring the shares, subject to certain conditions as explained above.

   The fair value of the shares of restricted stock granted in the first six months of 2015 was based on the market price of the Corporation’s outstanding common stock on the date of the grant. For the 615,464 shares of restricted stock granted under the TARP requirements, the market price was discounted due to the post-vesting restrictions. For purposes of computing the discount, the Corporation estimated an appreciation of 14% in the value of the common stock using the Capital Asset Pricing Model as a basis of what would be a market participant’s expected return on the Corporation’s stock and assumed that the U.S. Treasury would hold the common stock of the Corporation that it owned as of the date of the grants for a period not to exceed one year, resulting in a fair value of $3.18 for restricted shares granted under the TARP requirements.

Stock-based compensation accounting guidance requires the Corporation to reverse compensation expense for any awards that were forfeited due to employee or director turnover. Approximately $5 thousand and $36 thousand of compensation expense was reversed during the first half of 2016 and 2015, respectively, related to forfeited awards.

   Also, under the Omnibus Plan, effective April 1, 2013, the Corporation’s Board of Directors determined to increase the salary amounts paid to certain executive officers primarily by paying the increased salary amounts in the form of shares of the Corporation’s common stock, instead of cash. During the first half of 2016, the Corporation issued 441,942 shares of common stock (first half of 2015 – 168,265 shares) with a weighted average market value of $3.20 (first half of 2015 – $6.20) as salary stock compensation. This resulted in a compensation expense of $1.4 million recorded in the first half of 2016 (first half of 2015 – $1.0 million).

For the first half of 2016, the Corporation withheld 134,949 shares (first half of 2015 – 56,486 shares) from the common stock paid to certain senior officers as additional compensation and 51,754 shares of restricted stock that vested during the first half of 2016 (first half of 2015 – 61,372) to cover employees’ payroll and income tax withholding liabilities; these shares are held as treasury shares. The Corporation paid any fractional share of salary stock that the officer was entitled to in cash. In the consolidated financial statements, the Corporation treats shares withheld for tax purposes as common stock repurchases.

NOTE 4 – INVESTMENT SECURITIES

Investment Securities Available for Sale

 The amortized cost, non-credit loss component of other-than-temporary impairment (“OTTI”) recorded in other comprehensive income (“OCI”), gross unrealized gains and losses recorded in OCI, approximate fair value, and weighted average yield of investment securities available for sale by contractual maturities as of June 30, 2016 and December 31, 2015 were as follows:

	June 30, 2016
	Amortized cost	Noncredit Loss Component of OTTI Recorded in OCI			Fair value	Weighted average yield%
			Gross Unrealized
			gains	losses

	(Dollars in thousands)
U.S. Treasury securities:
Due within one year	$7,519	$-	$4	$-	$7,523	0.57

Obligations of U.S.
government-sponsored
agencies:
Due within one year	14,628	-	16	-	14,644	0.68
After 1 to 5 years	461,198	-	4,172	-	465,370	1.29
After 5 to 10 years	30,037	-	1,018	-	31,055	2.16
After 10 years	45,465	-	60	35	45,490	0.87

Puerto Rico government
obligations:
After 1 to 5 years	21,423	9,785	-	-	11,638	4.38
After 5 to 10 years	845	-	1	-	846	5.20
After 10 years	21,178	3,706	169	1,578	16,063	5.38

United States and Puerto Rico
government obligations	602,293	13,491	5,440	1,613	592,629	1.54

Mortgage-backed securities:
FHLMC certificates:
After 5 to 10 years	298	-	31	-	329	4.95
After 10 years	266,916	-	5,730	-	272,646	2.16
	267,214	-	5,761	-	272,975	2.17

GNMA certificates:
Due within one year	2	-	-	-	2	1.72
After 1 to 5 years	91	-	3	-	94	4.34
After 5 to 10 years	105,841	-	2,951	-	108,792	3.06
After 10 years	150,109	-	14,007	1	164,115	4.38
	256,043	-	16,961	1	273,003	3.83
FNMA certificates:
After 1 to 5 years	24,726	-	45	85	24,686	1.55
After 5 to 10 years	21,300	-	1,089	-	22,389	2.73
After 10 years	715,204	-	18,185	-	733,389	2.34
	761,230	-	19,319	85	780,464	2.33
Collateralized mortgage
obligations issued or guaranteed by
the FHLMC and GNMA:
After 5 to 10 years	19,854	-	14	24	19,844	1.12
After 10 years	39,843	-	2	45	39,800	1.14
	59,697	-	16	69	59,644	1.13
Other mortgage pass-through
trust certificates:
After 5 to 10 years	84	-	-	-	84	7.20
After 10 years	31,708	7,976	-	-	23,732	2.34
	31,792	7,976	-	-	23,816	2.34
Total mortgage-backed
securities	1,375,976	7,976	42,057	155	1,409,902	2.52

Other
After 1 to 5 years	100	-	-	-	100	1.50

Equity Securities (1)	410	-	8	-	418	2.13

Total investment securities
available for sale	$1,978,779	$21,467	$47,505	$1,768	$2,003,049	2.22

(1)	Equity securities consisted of investment in a Community Reinvestment Act Qualified Investment Fund.

	December 31, 2015
	Amortized cost	Noncredit Loss Component of OTTI Recorded in OCI			Fair value	Weighted average yield%
			Gross Unrealized
			gains	losses

U.S. Treasury securities:
After 1 to 5 years	$7,530	$-	$-	$33	$7,497	0.57

Obligations of U.S.
government-sponsored
agencies:
Due within one year	14,624	-	4	10	14,618	0.68
After 1 to 5 years	384,323	-	174	4,305	380,192	1.32
After 5 to 10 years	58,150	-	343	242	58,251	2.34

Puerto Rico Government
obligations:
After 1 to 5 years	25,663	14,662	-	-	11,001	4.38
After 5 to 10 years	855	-	-	-	855	5.20
After 10 years	23,162	5,255	134	1,680	16,361	5.40

United States and Puerto Rico
Government obligations	514,307	19,917	655	6,270	488,775	1.75

Mortgage-backed securities:
FHLMC certificates:
After 5 to 10 years	336	-	31	-	367	4.95
After 10 years	287,711	-	1,073	1,706	287,078	2.14
	288,047	-	1,104	1,706	287,445	2.15
GNMA certificates:
Due within one year	2	-	-	-	2	1.70
After 1 to 5 years	109	-	5	-	114	4.26
After 5 to 10 years	120,298	-	3,182	-	123,480	3.07
After 10 years	165,175	-	12,822	20	177,977	4.38
	285,584	-	16,009	20	301,573	3.83
FNMA certificates:
After 1 to 5 years	2,552	-	74	-	2,626	3.32
After 5 to 10 years	21,557	-	433	233	21,757	2.73
After 10 years	759,247	-	5,628	6,063	758,812	2.34
	783,356	-	6,135	6,296	783,195	2.35

Other mortgage pass-through
trust certificates:
After 5 to 10 years	92	-	1	-	93	7.26
After 10 years	34,905	9,691	-	-	25,214	2.26
	34,997	9,691	1	-	25,307	2.26
Total mortgage-backed
securities	1,391,984	9,691	23,249	8,022	1,397,520	2.61

Other
After 1 to 5 years	100	-	-	-	100	1.50

Total investment securities
available for sale	$1,906,391	$29,608	$23,904	$14,292	$1,886,395	2.38

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

   The following tables show the Corporation’s available-for-sale investments’ fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of June 30, 2016 and December 31, 2015. The tables also include debt securities for which an OTTI was recognized and only the amount related to a credit loss was recognized in earnings. For unrealized losses for which OTTI was recognized, the related credit loss was charged against the amortized cost basis of the debt security.

	As of June 30, 2016
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)
Debt securities:
Puerto Rico Government obligations	$-	$-	$23,349	$15,069	$23,349	$15,069
U.S. Treasury and U.S. government
agencies obligations	13,947	35	-	-	13,947	35
Mortgage-backed securities:
FNMA	22,776	85	-	-	22,776	85
FHLMC	-	-	-	-	-	-
GNMA	-	-	1,054	1	1,054	1
Collateralized mortgage obligations
issued or guaranteed by FHLMC and GNMA	40,769	69	-	-	40,769	69
Other mortgage pass-through trust
certificates	-	-	23,732	7,976	23,732	7,976
	$77,492	$189	$48,135	$23,046	$125,627	$23,235

	As of December 31, 2015
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)
Debt securities:
Puerto Rico Government obligations	$-	$-	$23,008	$21,597	$23,008	$21,597
U.S. Treasury and U.S. government
agencies obligations	198,243	929	210,504	3,661	408,747	4,590
Mortgage-backed securities:
FNMA	437,305	4,516	88,013	1,780	525,318	6,296
FHLMC	141,890	1,338	19,306	368	161,196	1,706
GNMA	1,047	20	-	-	1,047	20
Collateralized mortgage obligations
issued or guaranteed by FHLMC and GNMA	-	-	-	-	-	-
Other mortgage pass-through trust
certificates	-	-	25,214	9,691	25,214	9,691
	$778,485	$6,803	$366,045	$37,097	$1,144,530	$43,900

Assessment for OTTI on Available-For-Sale Securities

     Debt securities issued by U.S. government agencies, U.S. government-sponsored entities and the U.S. Treasury accounted for approximately  97% of the total available-for-sale portfolio as of June 30, 2016 and no credit losses are expected, given the explicit and implicit guarantees provided by the U.S. federal government. The Corporation’s OTTI assessment was concentrated mainly on available-for-sale Puerto Rico Government debt securities, with an amortized cost of $43.4 million, and on private label mortgage-backed securities (“MBS”) with an amortized cost of $31.7 million, and for which credit losses are evaluated on a quarterly basis. The Corporation considered the following factors in determining whether a credit loss exists and the period over which the debt security is expected to recover:

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

•         The level of cash flows generated from the underlying collateral, if any, supporting the principal and interest payments of the debt securities.

The Corporation recorded OTTI losses on available-for-sale debt securities as follows:

	Quarter ended		Six-Month Period Ended
	June 30,		June 30,
	2016	2015	2016	2015
(In thousands)
Total other-than-temporary impairment losses	$-	$(29,521)	$(1,845)	$(29,521)
Portion of other-than-temporary impairment recognized in OCI	-	16,424	(4,842)	16,268
Net impairment losses recognized in earnings (1)	$-	$(13,097)	$(6,687)	$(13,253)

(1)

For the first half of 2016 and 2015, approximately $6.3 million and $12.9 million, respectively, of the credit impairment recognized in earnings consisted of credit losses on Puerto Rico Government debt securities and $0.4 million and $0.6 million, respectively, was associated with credit losses on private label MBS.

The following tables summarize the roll-forward of credit losses on debt securities held by the Corporation for which a portion of an OTTI is recognized in OCI:

	Cumulative OTTI credit losses recognized in earnings on securities still held
		Credit impairments	Credit impairments
	March 31,	recognized in earnings	recognized in earnings on	June 30,
	2016	on securities not	securities that have been	2016
	Balance	previously impaired	previously impaired	Balance
(In thousands)
Available-for-sale securities
Puerto Rico Government obligations	$22,189	$-	$-	$22,189
Private label MBS	6,792	-	-	6,792
Total OTTI credit losses for available-for-sale
debt securities	$28,981	$-	$-	$28,981

	Cumulative OTTI credit losses recognized in earnings on securities still held
		Credit impairments	Credit impairments
	December 31,	recognized in earnings	recognized in earnings on	June 30,
	2015	on securities not	securities that have been	2016
	Balance	previously impaired	previously impaired	Balance
(In thousands)
Available-for-sale securities
Puerto Rico Government obligations	$15,889	$-	$6,300	$22,189
Private label MBS	6,405	-	387	6,792
Total OTTI credit losses for available-for-sale
debt securities	$22,294	$-	$6,687	$28,981

	Cumulative OTTI credit losses recognized in earnings on securities still held

		Credit impairments	Credit impairments
	March 31,	recognized in earnings	recognized in earnings on	June 30,
	2015	on securities not	securities that have been	2015
	Balance	previously impaired	previously impaired	Balance
(In thousands)
Available-for-sale securities
Puerto Rico Government obligations	$-	$12,856	$-	$12,856
Private label MBS	5,933	-	241	6,174
Total OTTI credit losses for available-for-sale
debt securities	$5,933	$12,856	$241	$19,030

	Cumulative OTTI credit losses recognized in earnings on securities still held
		Credit impairments	Credit impairments
	December 31,	recognized in earnings	recognized in earnings on	June 30,
	2014	on securities not	securities that have been	2015
	Balance	previously impaired	previously impaired	Balance
(In thousands)
Available-for-sale securities
Puerto Rico Government obligations	$-	$12,856	$-	$12,856
Private label MBS	5,777	-	397	6,174
Total OTTI credit losses for available-for-sale
debt securities	$5,777	$12,856	$397	$19,030

   In the first quarter of 2016, the Corporation recorded a $6.3 million OTTI charge on three Puerto Rico Government debt securities held by the Corporation as part of its available-for-sale securities portfolio, specifically bonds of the GDB maturing on February 1, 2019 and the Puerto Rico Public Buildings Authority maturing on July 1, 2028. This was the third OTTI charge on these securities recorded since June 30, 2015, as OTTI charges of $12.9 million and $3.0 million were booked in the second and fourth quarters of 2015, respectively, and reduced the amortized cost basis of these three Puerto Rico Government debt securities to $34.7 million as of June 30, 2016 ($21.4 million of GDB bonds and $13.3 million of Puerto Rico Public Buildings Authority bonds).

    During the first half of 2016, in consideration of the latest available information about the Puerto Rico Government’s financial condition, including the enactment of a debt moratorium law and the declaration of a state of emergency at the GDB, the issuance of the GDB and the Commonwealth’s audited financial statements, as well as issuance of exchange proposals with the Commonwealth’s creditors related to its outstanding bond obligations, the Corporation applied a discounted cash flow analysis to its Puerto Rico Government debt securities in order to calculate the cash flows expected to be collected and to determine if any portion of the decline in market value of these securities was considered a credit-related other-than-temporary impairment. The analysis derives an estimate of value based on the present value of risk-adjusted cash flows of the underlying securities and included the following components:

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

      The discounted risk-adjusted cash flow analysis for the three Puerto Rico Government bonds mentioned above assumed a default probability of 100%, thus reflecting that it is more likely than not that these three bonds will default during their remaining terms. Based on this analysis, the Corporation determined that it is unlikely to receive all of the remaining contractual interest and principal amounts when due on these bonds and recorded, in the first quarter of  2016, other-than-temporary credit-related impairment charges amounting to $6.3 million, assuming recovery rates ranging from 35% to 80% (weighted average of 61%). GDB defaulted on a $28 million payment of interest due to its creditors on August 1, 2016, including interest due on bonds held by the Corporation. As of June 30, 2016, the Corporation had $0.7 million of accrued interest receivable related to such bonds. The default marked the first time the GDB failed to pay interest on bonds held by the Corporation.

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

    In addition, during the first half of 2016, the Corporation recorded a $0.4 million credit-related impairment loss associated with private label MBS, which are collateralized by fixed-rate mortgages on single-family residential properties in the United States. The interest rates on these private-label MBS is variable, tied to 3-month LIBOR and limited to the weighted-average coupon of the underlying collateral. The underlying mortgages are fixed-rate, single-family loans with original high FICO scores (over 700) and moderate original loan-to-value ratios (under 80%), as well as moderate delinquency levels.

  Based on the expected cash flows, and since the Corporation does not have the intention to sell the securities and has sufficient capital and liquidity to hold these securities until a recovery of the fair value occurs, only the credit loss component was reflected in earnings.  Significant assumptions in the valuation of the private label MBS were as follows:

	June 30, 2016		December 31, 2015
	Weighted		Weighted
	Average	Range	Average	Range

Discount rate	14.5%	14.5%	14.5%	14.5%
Prepayment rate	31%	21.83% - 100%	28%	15.92% - 100.00%
Projected Cumulative Loss Rate	7%	0.52% - 80%	7%	0.18% - 80.00%

 Investments Held to Maturity

The amortized cost, gross unrealized gains and losses, approximate fair value, weighted-average yield and contractual maturities of investment securities held to maturity as of June 30, 2016 and December 2015 were as follows:

	June 30, 2016
	Amortized cost			Fair value	Weighted average yield%
		Gross Unrealized
		gains	losses

Puerto Rico Municipal Bonds:
After 1 to 5 years	$1,371	$-	$20	$1,351	5.38
After 5 to 10 years	11,382	-	728	10,654	4.23
After 10 years	148,589	-	22,629	125,960	4.64
Total investment securities
held to maturity	$161,342	$-	$23,377	$137,965	4.62

	December 31, 2015
	Amortized cost			Fair value	Weighted average yield%
		Gross Unrealized
		gains	losses

Puerto Rico Municipal Bonds:
After 1 to 5 years	$1,371	$-	$37	$1,334	5.38
After 5 to 10 years	11,523	-	1,041	10,482	4.25
After 10 years	148,589	-	28,861	119,728	4.64
Total investment securities
held to maturity	$161,483	$-	$29,939	$131,544	4.62

The following tables show the Corporation’s held-to-maturity investments’ fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of June 30, 2016 and December 31, 2015:

As of June 30, 2016
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
(In thousands)
Debt securities:
Puerto Rico Municipal Bonds	$-	$-	$137,965	$23,377	$137,965	$23,377

As of December 31, 2015
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
(In thousands)
Debt securities:
Puerto Rico Municipal Bonds	$4,163	$140	$127,381	$29,799	$131,544	$29,939

     Approximately 87% of the held-to-maturity municipal bonds were issued by five of the largest municipalities in Puerto Rico (San Juan, Carolina, Bayamon, Mayaguez and Guaynabo). These obligations typically are not issued in bearer form, nor are they registered with the SEC and are not rated by external credit agencies. In most cases, these bonds have priority over to the payment of operating costs and expenses of the municipality, which are required by law to levy special property taxes in such amounts as are required for the payment of all of their respective general obligation bonds and loans.

     The Corporation determines the fair market value of Puerto Rico Municipal Bonds based on a discounted cash flow analysis using risk-adjusted discount rates. A security with similar characteristics traded in the open market is used as a proxy for each municipal bond. Then the cash flow is discounted at the average spread over the discount curve exhibited by the proxy security at the end of each quarter.

     When evaluating if the decrease in fair value could be classified as other-than-temporary, management considered aspects such as the fact that all municipalities are current on their payments and the fact that the bonds are subject to periodic credit reviews and are supported by assigned property tax revenues.

     Based on the quarterly analysis performed and the circumstances discussed above, management concluded that the unrealized loss is attributable to the time value of money and liquidity assumptions and no individual municipal bond was other-than-temporarily impaired as of June 30, 2016.

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

As of June 30, 2016 and December 31, 2015, the Corporation had investments in FHLB stock with a book value of $31.1 million and $31.3 million, respectively. The net realizable value is a reasonable proxy for the fair value of these instruments. Dividend income from FHLB stock for the quarters ended June 30, 2016 and 2015 was $0.4 million and $0.3 million, respectively, and for the six-month periods ended June 30, 2016 and 2015 was $0.7 million and $0.6 million, respectively.

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

    The Corporation has other equity securities that do not have a readily available fair value. The carrying value of such securities as of June 30, 2016 and December 31, 2015 was $1.2 million and $0.9 million, respectively.

NOTE 6 – LOANS HELD FOR INVESTMENT

 The following table provides information about the loan portfolio held for investment:

	As of June 30,	As of December 31,
	2016	2015
(In thousands)
Residential mortgage loans, mainly secured by first mortgages	$3,323,844	$3,344,719
Commercial loans:
Construction loans	137,406	156,195
Commercial mortgage loans	1,523,676	1,537,806
Commercial and Industrial loans (1)	2,133,623	2,246,513
Total commercial loans	3,794,705	3,940,514
Finance leases	230,025	229,165
Consumer loans	1,522,173	1,597,984
Loans held for investment	8,870,747	9,112,382
Allowance for loan and lease losses	(234,454)	(240,710)
Loans held for investment, net	$8,636,293	$8,871,672

(1)	As of June 30, 2016 and December 31, 2015, includes $1.0 billion of commercial loans that are secured by real estate but are not dependent upon the real estate for repayment.

Loans held for investment on which accrual of interest income had been discontinued as of the indicated dates were as follows:

(In thousands)	June 30,	December 31,
	2016	2015
Non-performing loans:
Residential mortgage	$164,399	$169,001
Commercial mortgage	200,376	51,333
Commercial and Industrial	154,405	137,051
Construction:
Land	11,889	12,174
Construction-commercial	38,607	39,466
Construction-residential	2,053	2,996
Consumer:
Auto loans	14,260	17,435
Finance leases	2,111	2,459
Other consumer loans	10,094	10,858
Total non-performing loans held for investment (1) (2)(3)	$598,194	$442,773

(1)	As of June 30, 2016 and December 31, 2015, excludes $8.1 million of non-performing loans held for sale.
(2)

Amount excludes purchased-credit impaired ("PCI") loans with a carrying value of approximately $169.7 million and $173.9 million as of June 30, 2016 and December 31, 2015, respectively, primarily mortgage loans acquired from Doral Bank in the first quarter of 2015 and from Doral Financial in the second quarter of 2014, as further discussed below.  These loans are not considered non-performing due to the application of the accretion method, under which these loans will accrete interest income over the remaining life of the loans using an estimated cash flow analysis.

(3)

Non-performing loans exclude $421.0 million and $414.9 million of Troubled Debt Restructuring ("TDR")loans that are in compliance with modified terms and in accrual status as of June 30, 2016 and December 31, 2015, respectively.

Loans in Process of Foreclosure

    As of June 30, 2016, the recorded investment of residential mortgage loans collateralized by residential real estate property that are in the process of foreclosure amounted to $144.1 million. The Corporation commences the foreclosure process on residential real estate loans when a borrower becomes 120 days delinquent in accordance with the guidelines of the Consumer Financial Protection Bureau (CFPB). Foreclosure procedures and timelines vary depending on whether the property is located in a judicial or non-judicial state. Judicial states (Puerto Rico) require the foreclosure to be processed through the state’s court while foreclosures in non-judicial states are processed without court intervention. Foreclosure timelines vary according to state law and Investor Guidelines. Occasionally, foreclosures may be delayed due to mandatory mediations, bankruptcy proceedings, court delays and title issues, among other reasons.

The Corporation’s aging of the loans held for investment portfolio is as follows:
					Purchased Credit-Impaired Loans		Total loans held for investment	90 days past due and still accruing (2)
	30-59 Days Past Due	60-89 Days Past Due	90 days or more Past Due (1)	Total Past Due
As of June 30, 2016
(In thousands)						Current
Residential mortgage:
FHA/VA and other government-guaranteed loans (2) (3) (4)	$-	$6,143	$83,638	$89,781	$-	$46,045	$135,826	$83,638
Other residential mortgage loans (4)	-	87,083	181,962	269,045	166,556	2,752,417	3,188,018	17,563
Commercial:
Commercial and Industrial loans	2,169	522	158,425	161,116	-	1,972,507	2,133,623	4,020
Commercial mortgage loans (4)	-	1,354	207,885	209,239	3,134	1,311,303	1,523,676	7,509
Construction:
Land (4)	-	351	12,188	12,539	-	21,764	34,303	299
Construction-commercial (4)	-	-	38,607	38,607	-	48,591	87,198	-
Construction-residential (4)	-	-	2,053	2,053	-	13,852	15,905	-
Consumer:
Auto loans	62,121	13,969	14,260	90,350	-	784,136	874,486	-
Finance leases	8,379	2,607	2,111	13,097	-	216,928	230,025	-
Other consumer loans	9,146	6,275	14,340	29,761	-	617,926	647,687	4,246
Total loans held for investment	$81,815	$118,304	$715,469	$915,588	$169,690	$7,785,469	$8,870,747	$117,275
_____________
(1)

Includes non-performing loans and accruing loans which are contractually delinquent 90 days or more (i.e., FHA/VA guaranteed loans and credit cards). Credit card loans continue to accrue finance charges and fees until charged-off at 180 days.

(2)

It is the Corporation's policy to report delinquent residential mortgage loans insured by the FHA or guaranteed by the VA as past-due loans 90 days and still accruing as opposed to non-performing loans since the principal repayment is insured. These balances include $31.7 million of residential mortgage loans insured by the FHA or guaranteed by the VA, which are over 15 months delinquent, and are no longer accruing interest as of June 30, 2016.

(3)

As of June 30, 2016, includes $44.8 million of defaulted loans collateralizing Government National Mortgage Association ("GNMA") securities for which the Corporation has an unconditional option (but not an obligation) to repurchase the defaulted loans.

(4)

According to the Corporation's delinquency policy and consistent with the instructions for the preparation of the Consolidated Financial Statements for Bank Holding Companies (FR Y-9C) required by the  Federal Reserve Board, residential mortgage, commercial mortgage, and construction loans are considered past due when the borrower is in arrears two or more monthly payments. FHA/VA government guaranteed loans, other residential mortgage loans, commercial mortgage loans, and land loans past due 30-59 days as of June 30, 2016 amounted to $10.0 million, $149.7 million, $21.8 million, and $1.0 million, respectively.

As of December 31, 2015	30-59 Days Past Due	60-89 Days Past Due	90 days or more Past Due (1)				Total loans held for investment	90 days past due and still accruing (2)
(In thousands)				Total Past Due	Purchased Credit- Impaired Loans	Current
Residential mortgage:
FHA/VA and other government-guaranteed loans (2) (3) (4)	$-	$6,048	$90,168	$96,216	$-	$46,925	$143,141	$90,168
Other residential mortgage loans (4)	-	90,406	185,018	275,424	170,766	2,755,388	3,201,578	16,017
Commercial:
Commercial and Industrial loans	5,577	6,412	150,893	162,882	-	2,083,631	2,246,513	13,842
Commercial mortgage loans (4)	-	24,729	63,805	88,534	3,147	1,446,125	1,537,806	12,472
Construction:
Land (4)	-	161	12,350	12,511	-	39,363	51,874	176
Construction-commercial	-	11,722	39,466	51,188	-	32,142	83,330	-
Construction-residential (4)	-	-	6,042	6,042	-	14,949	20,991	3,046
Consumer:
Auto loans	70,836	16,787	17,435	105,058	-	829,922	934,980	-
Finance leases	7,664	3,100	2,459	13,223	-	215,942	229,165	-
Other consumer loans	9,462	5,524	15,124	30,110	-	632,894	663,004	4,266
Total loans held for investment	$93,539	$164,889	$582,760	$841,188	$173,913	$8,097,281	$9,112,382	$139,987
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

(3)

As of December 31, 2015, includes $37.3 million of defaulted loans collateralizing GNMA securities for which the Corporation has an unconditional option (but not an obligation) to repurchase the defaulted loans.

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

The Corporation’s credit quality indicators by loan type as of June 30, 2016 and December 31, 2015 are summarized below:

	Commercial Credit Exposure-Credit Risk Profile Based on Creditworthiness Category:
	Substandard	Doubtful	Loss	Total Adversely Classified (1)	Total Portfolio
June 30, 2016
(In thousands)
Commercial mortgage	$200,815	$51,487	$-	$252,302	$1,523,676
Construction:
Land	13,592	-	-	13,592	34,303
Construction-commercial	38,607	-	-	38,607	87,198
Construction-residential	2,053	-	-	2,053	15,905
Commercial and Industrial	187,686	72,036	478	260,200	2,133,623

	Commercial Credit Exposure-Credit Risk Profile Based on Creditworthiness Category:
	Substandard	Doubtful	Loss	Total Adversely Classified (1)	Total Portfolio
December 31, 2015
(In thousands)
Commercial mortgage	$252,941	$140	$-	$253,081	$1,537,806
Construction:
Land	14,035	1	-	14,036	51,874
Construction-commercial	39,466	-	-	39,466	83,330
Construction-residential	2,996	-	-	2,996	20,991
Commercial and Industrial	140,827	71,341	354	212,522	2,407,996
_________
(1)	Excludes $8.1 million as of June 30, 2016 and December 31, 2015, of construction-land non-performing loans held for sale.

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

	Consumer Credit Exposure-Credit Risk Profile based on Payment activity
	Residential Real Estate		Consumer
June 30, 2016	FHA/VA/ Guaranteed (1)	Other residential loans	Auto	Finance Leases	Other Consumer
(In thousands)
Performing	$135,826	$2,857,063	$860,226	$227,914	$637,593
Purchased Credit-Impaired (2)	-	166,556	-	-	-
Non-performing	-	164,399	14,260	2,111	10,094
Total	$135,826	$3,188,018	$874,486	$230,025	$647,687

(1)

 It is the Corporation's policy to report delinquent residential mortgage loans insured by the FHA or guaranteed by the VA as past due loans 90 days and still accruing as opposed to non-performing loans since the principal repayment is insured. These balances include $31.7 million of residential mortgage loans insured by the FHA or guaranteed by the VA, which are over 15 months delinquent, and are no longer accruing interest as of June 30, 2016.

(2)

 PCI loans are excluded from non-performing statistics due to the application of the accretion method, under which these loans will accrete interest income over the remaining life of the loans using estimated cash flow analysis.

	Consumer Credit Exposure-Credit Risk Profile based on Payment activity
	Residential Real Estate		Consumer
December 31, 2015	FHA/VA/ Guaranteed (1)	Other residential loans	Auto	Finance Leases	Other Consumer
(In thousands)
Performing	$143,141	$2,861,811	$917,545	$226,706	$652,146
Purchased Credit-Impaired (2)	-	170,766	-	-	-
Non-performing	-	169,001	17,435	2,459	10,858
Total	$143,141	$3,201,578	$934,980	$229,165	$663,004

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

      The following tables present information about impaired loans, excluding PCI loans, which are reported separately, as discussed below:

Impaired Loans
(In thousands)
					Quarter ended		Six-month Period Ended

					June 30, 2016
	Recorded Investment	Unpaid Principal Balance	Related Specific Allowance	Year-To-Date Average Recorded Investment	Interest Income Recognized on Accrual Basis	Interest Income Recognized on Cash Basis	Interest Income Recognized on Accrual Basis	Interest Income Recognized on Cash Basis
As of June 30, 2016
With no related allowance recorded:
FHA/VA-Guaranteed loans	$-	$-	$-	$-	$-	$-	$-	$-
Other residential mortgage loans	58,474	69,873	-	60,041	153	102	241	194
Commercial:
Commercial mortgage loans	44,639	54,226	-	45,243	278	123	509	258
Commercial and Industrial Loans	13,812	17,131	-	14,008	37	-	37	-
Construction:
Land	-	-	-	-	-	-	-	-
Construction-commercial	38,607	40,000	-	39,037	-	-	-	-
Construction-residential	956	1,531	-	956	-	-	-	-
Consumer:
Auto loans	2	2	-	3	-	-	-	-
Finance leases	14	14	-	15	-	-	-	-
Other consumer loans	3,303	4,430	-	3,500	5	34	17	72
	$159,807	$187,207	$-	$162,803	$473	$259	$804	$524
With an allowance recorded:
FHA/VA-Guaranteed loans	$-	$-	$-	$-	$-	$-	$-	$-
Other residential mortgage loans	393,806	444,389	11,972	399,060	4,706	249	9,311	570
Commercial:
Commercial mortgage loans	166,709	174,843	40,071	167,614	96	31	202	270
Commercial and Industrial Loans	183,556	210,474	27,750	187,504	629	59	1,157	88
Construction:
Land	9,261	13,451	991	9,314	8	16	20	27
Construction-commercial	-	-	-	-	-	-	-	-
Construction-residential	392	551	123	392	-	-	-	-
Consumer:
Auto loans	24,369	24,369	3,669	25,518	470	-	936	-
Finance leases	2,298	2,298	57	2,467	55	-	105	-
Other consumer loans	13,576	13,944	1,739	14,106	362	7	713	17
	$793,967	$884,319	$86,372	$805,975	$6,326	$362	$12,444	$972
Total:
FHA/VA-Guaranteed loans	$-	$-	$-	$-	$-	$-	$-	$-
Other residential mortgage loans	452,280	514,262	11,972	459,101	4,859	351	9,552	764
Commercial:
Commercial mortgage loans	211,348	229,069	40,071	212,857	374	154	711	528
Commercial and Industrial Loans	197,368	227,605	27,750	201,512	666	59	1,194	88
Construction:
Land	9,261	13,451	991	9,314	8	16	20	27
Construction-commercial	38,607	40,000	-	39,037	-	-	-	-
Construction-residential	1,348	2,082	123	1,348	-	-	-	-
Consumer:
Auto loans	24,371	24,371	3,669	25,521	470	-	936	-
Finance leases	2,312	2,312	57	2,482	55	-	105	-
Other consumer loans	16,879	18,374	1,739	17,606	367	41	730	89
	$953,774	$1,071,526	$86,372	$968,778	$6,799	$621	$13,248	$1,496

(In thousands)

	Recorded Investment	Unpaid Principal Balance	Related Specific Allowance	Average Recorded Investment
As of December 31, 2015
With no related allowance recorded:
FHA/VA-Guaranteed loans	$-	$-	$-	$-
Other residential mortgage loans	65,495	74,146	-	67,282
Commercial:
Commercial mortgage loans	54,048	66,448	-	54,967
Commercial and Industrial Loans	27,492	29,957	-	28,326
Construction:
Land	-	-	-	-
Construction-commercial	39,466	40,000	-	39,736
Construction-residential	3,046	3,046	-	3,098
Consumer:
Auto loans	-	-	-	-
Finance leases	-	-	-	-
Other consumer loans	2,618	4,300	-	2,766
	$192,165	$217,897	$-	$196,175
With an allowance recorded:
FHA/VA-Guaranteed loans	$-	$-	$-	$-
Other residential mortgage loans	395,173	440,947	21,787	398,790
Commercial:
Commercial mortgage loans	27,479	40,634	3,073	30,518
Commercial and Industrial Loans	143,214	164,050	18,096	148,547
Construction:
Land	9,578	13,758	1,060	9,727
Construction-commercial	-	-	-	-
Construction-residential	1,426	2,180	142	1,476
Consumer:
Auto loans	21,581	21,581	6,653	23,531
Finance leases	2,077	2,077	86	2,484
Other consumer loans	13,816	14,043	1,684	14,782
	$614,344	$699,270	$52,581	$629,855
Total:
FHA/VA-Guaranteed loans	$-	$-	$-	$-
Other residential mortgage loans	460,668	515,093	21,787	466,072
Commercial:
Commercial mortgage loans	81,527	107,082	3,073	85,485
Commercial and Industrial Loans	170,706	194,007	18,096	176,873
Construction:
Land	9,578	13,758	1,060	9,727
Construction-commercial	39,466	40,000	-	39,736
Construction-residential	4,472	5,226	142	4,574
Consumer:
Auto loans	21,581	21,581	6,653	23,531
Finance leases	2,077	2,077	86	2,484
Other consumer loans	16,434	18,343	1,684	17,548
	$806,509	$917,167	$52,581	$826,030

Interest income of approximately $8.9 million ($6.1 million accrual basis and $2.8 million cash basis) and $18.1 million ($12.1 million accrual basis and $6.0 million cash basis) was recognized on impaired loans for the second quarter and six-month period ended June 30, 2015, respectively.

The following tables show the activity for impaired loans and the related specific reserve for the quarters and six-month periods ended June 30, 2016 and 2015:

	Quarter Ended		Six-Month Period Ended
	June 30,		June 30,
(In thousands)	2016	2015	2016	2015

Impaired Loans:
Balance at beginning of period	$917,591	$954,981	$806,509	$945,407
Loans determined impaired during the	76,947	34,889	234,931	97,822
period
Charge-offs (1)	(11,249)	(70,813)	(19,601)	(82,528)
Loans sold, net of charge-offs	-	(66,699)	-	(67,836)
Increases to impaired loans-additional	414	1,597	1,761	2,116
disbursements
Foreclosures	(9,189)	(10,234)	(16,610)	(20,186)
Loans no longer considered impaired	(4,547)	(3,287)	(24,886)	(13,185)
Paid in full or partial payments	(16,193)	(15,618)	(28,330)	(36,794)
Balance at end of period	$953,774	$824,816	$953,774	$824,816

(1)

Includes $63.9 million of charge-offs related to a bulk sale of assets completed in the second quarter of 2015, mostly comprised of non-performing and adversely classified commercial loans, as further discussed below.

	Quarter Ended		Six-Month Period Ended
	June 30,		June 30,
(In thousands)	2016	2015	2016	2015

Specific Reserve:
Balance at beginning of period	$81,495	$62,140	$52,581	55,205
Provision for loan losses	16,126	53,707	53,392	72,357
Net charge-offs	(11,249)	(65,929)	(19,601)	(77,644)
Balance at end of period	$86,372	$49,918	$86,372	$49,918

   PCI Loans

    The Corporation acquired PCI loans accounted for under ASC 310-30 as part of the transaction closed on February 27, 2015 in which FirstBank acquired 10 Puerto Rico branches of Doral Bank, and acquired certain assets, including PCI loans, and assumed deposits, through an alliance with Banco Popular of Puerto Rico, which was the successful lead bidder with the FDIC on the failed Doral Bank, as well as other co-bidders. The Corporation also acquired PCI loans in previously completed asset acquisitions that are accounted for under ASC 310-30. These previous transactions include the acquisition from Doral Financial in the second quarter of 2014 of all its rights, title and interest in first and second residential mortgages loans in full satisfaction of secured borrowings owed by such entity to FirstBank, and the acquisition in 2012 of a FirstBank-branded credit card loans portfolio from FIA Card Services (“FIA”).

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

The carrying amount of PCI loans follows:

	June 30,	December 31,
	2016	2015
(In thousands)
Residential mortgage loans	$166,556	$170,766
Commercial mortgage loans	3,134	3,147
Total PCI loans	$169,690	$173,913
Allowance for loan losses	(6,857)	(3,962)
Total PCI loans, net of allowance for loan losses	$162,833	$169,951

The following tables present PCI loans by past due status as of June 30, 2016 and December 31, 2015:

As of June 30, 2016	30-59 Days	60-89 Days	90 days or more	Total Past Due		Total PCI loans
(In thousands)					Current
Residential mortgage loans (1)	$-	$12,354	$25,546	$37,900	$128,656	$166,556
Commercial mortgage loans (1)	-	-	990	990	2,144	3,134
	$-	$12,354	$26,536	$38,890	$130,800	$169,690
_____________
(1)

According to the Corporation's delinquency policy and consistent with the instructions for the preparation of the Consolidated Financial Statements for Bank Holding Companies (FR Y-9C) required by the  Federal Reserve Board, residential mortgage and commercial mortgage loans are considered past due when the borrower is in arrears two or more monthly payments. PCI residential mortgage loans and commercial mortgage loans past due 30-59 days as of June 30, 2016 amounted to $22.2 million and $0.6 million, respectively.

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

Changes in accretable yield of acquired loans

Subsequent to an acquisition of loans, the Corporation is required to periodically evaluate its estimate of cash flows expected to be collected. These evaluations, performed quarterly, require the continued use of key assumptions and estimates, similar to the initial estimate of fair value. Subsequent changes in the estimated cash flows expected to be collected may result in changes in the accretable yield and non-accretable difference or reclassifications from nonaccretable yield to accretable yield. Increases in the cash flows expected to be collected will generally result in an increase in interest income over the remaining life of the loan or pool of loans. Decreases in expected cash flows due to further credit deterioration will generally result in an impairment charge recognized in the Corporation’s provision for loan and lease losses, resulting in an increase to the allowance for loan losses. During the first half of 2016, the Corporation increased by $2.9 million to $6.9 million the reserve related to PCI loans acquired from Doral Financial in 2014. The reserve is driven by the revisions to the expected cash flows of the portfolio for the remaining term of the loan pool based on expected performance and market conditions.

Changes in the accretable yield of PCI loans for the quarters and six-month periods ended June 30, 2016 and 2015 were as follows:

	Quarter ended		Six-month period ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
(In thousands)
Balance at beginning of period	$114,098	$118,502	$118,385	$82,460
Additions (accretable yield at acquisition
of loans from Doral)	-	-	-	38,319
Accretion recognized in earnings	(2,927)	(3,007)	(5,816)	(5,284)
Reclassification from non-accretable	11,008	8,793	9,610	8,793
Balance at end of period	$122,179	$124,288	$122,179	$124,288

Changes in the carrying amount of loans accounted for pursuant to ASC 310-30 follows:
	Quarter Ended		Six-Month Period Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
(In thousands)
Balance at beginning of period	$172,332	$181,114	$173,913	$102,604
Additions (1)	-	-	-	79,889
Accretion	2,927	3,007	5,816	5,284
Collections	(4,581)	(5,627)	(8,952)	(9,283)
Foreclosures	(988)	-	(1,087)	-
Ending balance	$169,690	$178,494	$169,690	$178,494
Allowance for loan losses	(6,857)	(3,164)	(6,857)	(3,164)
Ending balance, net of allowance for loan losses	$162,833	$175,330	$162,833	$175,330

(1)	For the six-month period ended June 30, 2015, additions represents the estimated fair value of PCI loans acquired from Doral Bank at the date of acquisition.

Changes in the allowance for loan losses related to PCI loans follows:

	Quarter ended		Six-month period ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	(In thousands)
Balance at beginning of period	$4,568	$-	$3,962	$-
Provision for loan losses	2,289	3,164	2,895	3,164
Balance at end of period	$6,857	$3,164	$6,857	$3,164

 The outstanding principal balance of PCI loans, including amounts charged off by the Corporation, amounted to $212.7 million as of June 30, 2016 (December 2015 - $218.1 million).

Purchases and Sales of Loans

During the first half of 2016, the Corporation purchased $42.1 million of residential mortgage loans consistent with a strategic program established by the Corporation in 2005 to purchase ongoing residential mortgage loan production from mortgage bankers in Puerto Rico. Generally, the loans purchased from mortgage bankers were conforming residential mortgage loans. Purchases of conforming residential mortgage loans provide the Corporation the flexibility to retain or sell the loans, including through securitization transactions, depending upon the Corporation’s interest rate risk management strategies. When the Corporation sells such loans, it generally keeps the servicing of the loans.

     In the ordinary course of business, the Corporation sells residential mortgage loans (originated or purchased) to GNMA and government-sponsored entities (“GSEs”) such as Fannie Mae (“FNMA”) and Freddie Mac (“FHLMC”), which generally securitize the transferred loans into mortgage-backed securities for sale into the secondary market. The Corporation sold approximately $72.8 million of performing residential mortgage loans to FNMA and FHLMC during the first half of 2016.  Also, during the first half of 2016, the Corporation sold $146.3 million of FHA/VA mortgage loans to GNMA, which packages them into mortgage-backed securities. The Corporation’s continuing involvement in these loan sales consists primarily of servicing the loans. In addition, the Corporation agreed to repurchase loans when it breaches any of the representations and warranties included in the sale agreement. These representations and warranties are consistent with the GSEs’ selling and servicing guidelines (i.e., ensuring that the mortgage was properly underwritten according to established guidelines).

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

   During the first half of 2016 and 2015, the Corporation repurchased pursuant to its repurchase option with GNMA $14.6 million and $6.3 million, respectively, of loans previously sold to GNMA.  The principal balance of these loans is fully guaranteed and the risk of loss related to the repurchased loans is generally limited to the difference between the delinquent interest payment advanced to GNMA computed at the loan’s interest rate and the interest payments reimbursed by FHA, which are computed at a pre-determined debenture rate. Repurchases of GNMA loans allow the Corporation, among other things, to maintain acceptable delinquency rates on outstanding GNMA pools and remain as a seller and servicer in good standing with GNMA. The Corporation generally remediates any breach of representations and warranties related to the underwriting of such loans according to established GNMA guidelines without incurring losses. The Corporation does not maintain a liability for estimated losses as a result of breaches in representations and warranties.

Loan sales to FNMA and FHLMC are without recourse in relation to the future performance of the loans.  The Corporation repurchased at par loans previously sold to FNMA and FHLMC in the amount of $0.7 million and $0.5 million during the first half of 2016 and 2015, respectively. The Corporation’s risk of loss with respect to these loans is also minimal as these repurchased loans are generally performing loans with documentation deficiencies. No losses related to breaches of representations and warranties were incurred in the first half of 2016. Historically, losses experienced on these loans have been immaterial. As a consequence, as of June 30, 2016, the Corporation does not maintain a liability for estimated losses on loans expected to be repurchased as a result of breaches in loan and servicer representations and warranties.

Bulk Sale of Assets

During the second quarter of 2015, the Corporation completed the sale of commercial and construction loans with a book value of $147.5 million ($90.7 million of commercial mortgage loans, $45.8 million of commercial and industrial loans, and $11.0 million of construction loans), comprised mostly of non-performing and adversely classified loans, as well as other real estate owned (“OREO”) with a book value of $2.9 million, in a cash transaction. The sales price of this bulk sale was $87.3 million. Approximately $15.3 million of reserves had been allocated to the loans. This transaction resulted in total charge-offs of $61.4 million and an incremental pre-tax loss of $48.7 million, including $0.9 million in professional service fees directly attributable to the bulk sale.

Loan Portfolio Concentration

    The Corporation’s primary lending area is Puerto Rico.  The Corporation’s banking subsidiary, First Bank, also lends in the USVI and BVI markets and in the United States (principally in the state of Florida).  Of the total gross loans held for investment of $8.9 billion as of June 30, 2016, approximately 80% have credit risk concentration in Puerto Rico, 13% in the United States, and 7% in the USVI and BVI.

    As of June 30, 2016, the Corporation had $145.9 million of credit facilities extended to the Puerto Rico government, its municipalities, and public corporations, of which $138.1million was outstanding (book value of $131.7 million), compared to $153.2 million outstanding as of December 31, 2015. In addition, the outstanding balance of credit facilities granted to the government of the Virgin Islands amounted to $64.8 million as of June 30, 2016, compared to $126.2 million as of December 31, 2015. Approximately $91.9 million of the granted credit facilities outstanding ($85.6million book value) consisted of loans to public corporations, including a direct exposure to the Puerto Rico Electric Power Authority (“PREPA”) with a book value of $68.3 million as of June 30, 2016, and approximately $9.7 million consisted of loans to units of the Puerto Rico central government.  The PREPA credit facility was placed in non-accrual status in the first quarter of 2015 and interest payments are recorded on a cost-recovery basis.  In addition, the Corporation had $36.5 million of loans extended to municipalities in Puerto Rico, which in most cases are supported by assigned property tax revenues.  Municipalities’ revenues are independent of the Puerto Rico central government. These municipalities are required by law to levy special property taxes in such amounts as are required for the payment of all of their respective general obligation bonds and loans. Late in 2015, the GDB and the Municipal Revenue Collection Center (CRIM) signed a deed of trust. Through this deed, the GDB, as fiduciary, is bound to keep the CRIM funds separate from any other deposits and must distribute the funds pursuant to the applicable law.

    Furthermore, as of June 30, 2016, the Corporation had $127.3 million in financings to the hotel industry in Puerto Rico where the borrower and the operations of the underlying collateral are the primary sources of repayment and the Puerto Rico Tourism Development Fund (“TDF”) provides a secondary guarantee for payment performance, compared to $129.4 million as of December 31, 2015. This exposure, consisting of three facilities, was placed in non-accrual status and classified as impaired in the first quarter of 2016 and interest payments are now applied against principal.  Approximately $1.0 million of interest payments received on loans guaranteed by the TDF since late March 2016 have been applied against principal. The TDF is a subsidiary of the GDB that facilitates private sector financings to Puerto Rico’s hotel industry. Recent developments related to the Puerto Rico government’s fiscal situation introduced additional uncertainty regarding the TDF’s ability to honor its guarantee, including the enactment of the Puerto Rico Emergency Moratorium and Financial Rehabilitation Act (“Act 21”), which gives Puerto Rico’s governor emergency powers to deal with Puerto Rico’s challenging fiscal situation, including the ability to declare a moratorium on all bonds and other payments. On June 30, 2016, pursuant to Act 21, the Puerto Rico governor ordered a moratorium on the payment of $780 million of the Puerto Rico Government’s general obligations and the debt of certain other instrumentalities due on July 1, 2016.  This followed a default on the principal payment of $367 million of GDB notes due on May 1, 2016.  Puerto Rico’s governor also issued an executive order intended to protect the GDB’s liquidity by allowing withdrawals only to fund necessary costs for essential services such as health, public safety and education services. Recently, the GDB defaulted on a $28 million payment of interest due to its creditors on August 1, 2016, including interest due on GDB bonds held by the Corporation. The Corporation’s collections of principal and interest from the TDF in the first half of 2016 amounted to $0.6 million compared to $5.3 million in the entire year 2015.  These loans have been adversely classified since the third quarter of 2015.

    The general reserve for commercial loans was increased in the fourth quarter of 2015 due to qualitative factors that stressed the historical loss rates applied to the Puerto Rico Government-related exposure, including the TDF-guaranteed portfolio. The migration of the loans guaranteed by the TDF to non-accrual status and impaired classification in the first quarter of 2016 did not result in a significant increase to the allowance for loan losses. As of June 30, 2016, the total reserve coverage ratio related to commercial loans extended to or guaranteed by the Puerto Rico Government (excluding municipalities) was 19.5%.

     In addition, the Corporation had $122.7 million in indirect exposure to residential mortgage loans that are guaranteed by the Puerto Rico Housing Finance Authority. Residential mortgage loans guaranteed by the Puerto Rico Housing Finance Authority are secured by the underlying properties and the guarantees serve to cover shortfalls in collateral in the event of a borrower default. The Puerto Rico government guarantees up to $75 million of the principal insured by the mortgage loans insurance program. According to the most recently released audited financial statements of the Puerto Rico Housing Financing Authority, as of June 30, 2015, the Puerto Rico Housing Finance Authority’s mortgage loans insurance program covered loans aggregating approximately $552 million. The regulations adopted by the Puerto Rico Housing Finance Authority require the establishment of adequate reserves to guarantee the solvency of the mortgage loans insurance fund. As of June 30, 2015, the Puerto Rico Housing Finance Authority had a restricted net position for such purposes of approximately $77.4 million.

   The Corporation cannot predict at this time the impact that the current fiscal situation of the Commonwealth of Puerto Rico, including the payment defaults on certain bonds, the uncertainty about the debt restructuring process, and the various legislative and other measures adopted and to be adopted by the Puerto Rico government in response to such fiscal situation, will have on the Puerto Rico economy and on the Corporation’s financial condition and results of operations.

 Troubled Debt Restructurings

The Corporation provides homeownership preservation assistance to its customers through a loss mitigation program in Puerto Rico that is similar to the U.S. government’s Home Affordable Modification Program guidelines. Depending upon the nature of borrowers’ financial condition, restructurings or loan modifications through this program as well as other restructurings of individual commercial, commercial mortgage, construction, and residential mortgage loans in the U.S. mainland fit the definition of a TDR. A restructuring of a debt constitutes a TDR if the creditor for economic or legal reasons related to the debtor’s financial difficulties grants a concession to the debtor that it would not otherwise consider. Modifications involve changes in one or more of the loan terms that bring a defaulted loan current and provide sustainable affordability. Changes may include the refinancing of any past-due amounts, including interest and escrow, the extension of the maturity of the loan and modifications of the loan rate. As of June 30, 2016, the Corporation’s total TDR loans held for investment of $671.0 million consisted of $381.8 million of residential mortgage loans, $160.9 million of commercial and industrial loans, $45.0 million of commercial mortgage loans, $41.7 million of construction loans, and $41.7 million of consumer loans. Outstanding unfunded commitments on TDR loans amounted to $8.0 million as of June 30, 2016.

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

   Prior to permanently modifying a loan, the Corporation may enter into trial modifications with certain borrowers. Trial modifications generally represent a six-month period during which the borrower makes monthly payments under the anticipated modified payment terms prior to a formal modification. Upon successful completion of a trial modification, the Corporation and the borrower enter into a permanent modification. TDR loans that are participating in or that have been offered a binding trial modification are classified as TDRs when the trial offer is made and continue to be classified as TDRs regardless of whether the borrower enters into a permanent modification. As of June 30, 2016, we classified an additional $8.3 million of residential mortgage loans as TDRs that were participating in or had been offered a trial modification.

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

Selected information on TDRs that includes the recorded investment by loan class and modification type is summarized in the following tables. This information reflects all TDRs:

	June 30, 2016
(In thousands)	Interest rate below market	Maturity or term extension	Combination of reduction in interest rate and extension of maturity	Forgiveness of principal and/or interest	Other (1)	Total
Troubled Debt Restructurings:
Non-FHA/VA Residential Mortgage loans	$29,727	$7,750	$291,870	$-	$52,411	$381,758
Commercial Mortgage Loans	5,846	1,227	25,227	-	12,729	45,029
Commercial and Industrial Loans	2,185	71,285	27,972	3,009	56,413	160,864
Construction Loans:
Land	-	226	2,153	-	325	2,704
Construction-commercial	-	-	-	38,607	-	38,607
Construction-residential	-	-	-	-	357	357
Consumer Loans - Auto	-	2,049	14,246	-	8,075	24,370
Finance Leases	-	431	1,881	-	-	2,312
Consumer Loans - Other	347	1,775	10,667	274	1,927	14,990
Total Troubled Debt Restructurings	$38,105	$84,743	$374,016	$41,890	$132,237	$670,991

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

The following table presents the Corporation's TDR loans activity:

	Quarter Ended		Six-Month Period Ended
(In thousands)	June 30,		June 30,
	2016	2015	2016	2015
Beginning balance of TDRs	$659,104	$705,123	$661,591	$694,453
New TDRs	34,260	34,195	50,479	65,796
Increases to existing TDRs - additional
disbursements	355	-	1,056	335
Charge-offs post modification (1)	(4,632)	(49,599)	(10,454)	(53,380)
Sales, net of charge-offs	-	(44,048)	-	(44,048)
Foreclosures	(4,579)	(3,096)	(7,400)	(10,252)
Removed from the TDR classification	(3,031)	-	(3,031)	-
Paid-off and partial payments	(10,486)	(7,814)	(21,250)	(18,143)
Ending balance of TDRs	$670,991	$634,761	$670,991	$634,761

(1)	Includes $45.3 million of charge offs related to TDRs included in the bulk sale of assets completed in the second quarter of 2015.

TDR loans are classified as either accrual or nonaccrual loans. Loans in accrual status may remain in accrual status when their contractual terms have been modified in a TDR if the loan had demonstrated performance prior to the restructuring and payment in full under the restructured terms is expected. Otherwise, loans on non-accrual and restructured as a TDR will remain on nonaccrual status until the borrower has proven the ability to perform under the modified structure, generally for a minimum of six months, and there is evidence that such payments can and are likely to continue as agreed. Performance prior to the restructuring, or significant events that coincide with the restructuring, are included in assessing whether the borrower can meet the new terms and may result in the loan being returned to accrual status at the time of the restructuring or after a shorter performance period. If the borrower’s ability to meet the revised payment schedule is uncertain, the loan remains classified as a non-accrual loan. Loan modifications increase the Corporation’s interest income by returning a non-performing loan to performing status, if applicable, increase cash flows by providing for payments to be made by the borrower, and limit increases in foreclosure and OREO costs. The Corporation continues to consider a modified loan as an impaired loan for purposes of estimating the allowance for loan and lease losses. A TDR loan that specifies an interest rate that at the time of the restructuring is greater than or equal to the rate the Corporation is willing to accept for a new loan with comparable risk may not be reported as a TDR, or an impaired loan in the calendar years subsequent to the restructuring, if it is in compliance with its modified terms. During the first half of 2016, the Corporation removed a $3.0 million loan from the TDR classification as the borrower is no longer experiencing financial difficulties and the loan was refinanced at market terms and does not contain any concession to the borrower.

The following table provides a breakdown between accrual and nonaccrual status of TDR loans:

(In thousands)	As of June 30, 2016

	Accrual	Nonaccrual (1)	Total TDRs

Non-FHA/VA Residential Mortgage loans	$301,318	$80,440	$381,758
Commercial Mortgage Loans	29,915	15,114	45,029
Commercial and Industrial Loans	57,991	102,873	160,864
Construction Loans:
Land	909	1,795	2,704
Construction-commercial	-	38,607	38,607
Construction-residential	-	357	357
Consumer Loans - Auto	16,320	8,050	24,370
Finance Leases	2,244	68	2,312
Consumer Loans - Other	12,275	2,715	14,990
Total Troubled Debt Restructurings	$420,972	$250,019	$670,991

(1)

Included in non-accrual loans are $120.3 million in loans that are performing under the terms of the restructuring agreement but are reported in non-accrual status until the restructured loans meet the criteria of sustained payment performance under the revised terms for reinstatement to accrual status and are deemed fully collectible.

(In thousands)	As of December 31, 2015

	Accrual	Nonaccrual (1)	Total TDRs

Non- FHA/VA Residential Mortgage loans	$303,885	$78,787	$382,672
Commercial Mortgage Loans	29,121	15,377	44,498
Commercial and Industrial Loans	48,392	101,862	150,254
Construction Loans:
Land	924	1,842	2,766
Construction-commercial	-	39,466	39,466
Construction-residential	3,046	436	3,482
Consumer Loans - Auto	14,823	6,759	21,582
Finance Leases	1,980	97	2,077
Consumer Loans - Other	12,737	2,057	14,794
Total Troubled Debt Restructurings	$414,908	$246,683	$661,591

(1)

Included in non-accrual loans are $118.2 million in loans that are performing under the terms of the restructuring agreement but are reported in non-accrual status until the restructured loans meet the criteria of sustained payment performance under the revised terms for reinstatement to accrual status and there is no doubt about full collectability.

TDR loans exclude restructured residential mortgage loans that are guaranteed by the U.S. federal government (i.e., FHA/VA loans) totaling $70.9 million as of June 30, 2016 (December 31, 2015 - $77.6 million). The Corporation excludes FHA/VA guaranteed loans from TDR loans statistics given that, in the event that the borrower defaults on the loan, the principal and interest (at the specified debenture rate) are guaranteed by the U.S. government; therefore, the risk of loss on these types of loans is very low. The Corporation does not consider loans with U.S. federal government guarantees to be impaired loans for the purpose of calculating the allowance for loan and lease losses.

Loan modifications that are considered TDRs completed during the quarter and six-month period ended June 30, 2016 and 2015 were as follows:

(Dollars in thousands)	Quarter ended June 30, 2016
	Number of contracts	Pre-modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Non-FHA/VA Residential Mortgage loans	54	$7,397	$7,132
Commercial Mortgage Loans	3	2,672	2,668
Commercial and Industrial Loans	19	20,261	20,261
Consumer Loans - Auto	165	2,718	2,718
Finance Leases	12	242	242
Consumer Loans - Other	269	1,222	1,239
Total Troubled Debt Restructurings	522	$34,512	$34,260

(Dollars in thousands)	Six-Month period ended June 30, 2016
	Number of contracts	Pre-modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Non-FHA/VA Residential Mortgage loans	112	$16,409	$15,591
Commercial Mortgage Loans	3	2,672	2,668
Commercial and Industrial Loans	19	20,261	20,261
Consumer Loans - Auto	423	7,699	7,699
Finance Leases	48	1,182	1,182
Consumer Loans - Other	605	3,043	3,078
Total Troubled Debt Restructurings	1,210	$51,266	$50,479

(Dollars in thousands)	Quarter ended June 30, 2015
	Number of contracts	Pre-modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Non-FHA/VA Residential Mortgage loans	171	$28,647	$27,136
Commercial Mortgage Loans	1	131	131
Commercial and Industrial Loans	2	1,316	898
Construction Loans:
Land	5	430	427
Consumer Loans - Auto	198	3,214	3,137
Finance Leases	16	461	454
Consumer Loans - Other	355	2,015	2,012
Total Troubled Debt Restructurings	748	$36,214	$34,195

(Dollars in thousands)	Six-Month period ended June 30, 2015
	Number of contracts	Pre-modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Non-FHA/VA Residential Mortgage loans	252	$40,142	$38,401
Commercial Mortgage Loans	9	12,952	13,062
Commercial and Industrial Loans	3	2,997	2,579
Construction Loans:
Land	6	494	491
Consumer Loans - Auto	344	5,387	5,267
Finance Leases	24	694	638
Consumer Loans - Other	732	5,406	5,358
Total Troubled Debt Restructurings	1,370	$68,072	$65,796

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

   Loan modifications considered TDR loans that defaulted during the quarters and six-month periods ended June 30, 2016 and June 30, 2015 and had become TDR during the 12-months preceding the default date were as follows:

	Quarter ended June 30,
(Dollars in thousands)	2016		2015
	Number of contracts	Recorded Investment	Number of contracts	Recorded Investment

Non-FHA/VA Residential Mortgage loans	10	$1,178	15	$2,129
Commercial Mortgage Loans	-	-	-	-
Commercial and Industrial Loans	-	-	-	-
Construction Loans:
Land	-	-	-	-
Construction-commercial	-	-	-	-
Construction-residential	-	-	-	-
Consumer Loans - Auto	31	498	5	32
Consumer Loans - Other	34	116	37	141
Finance Leases	-	-	2	25
Total	75	$1,792	59	$2,327

	Six-Month Period Ended June 30,
(Dollars in thousands)	2016		2015
	Number of contracts	Recorded Investment	Number of contracts	Recorded Investment

Non-FHA/VA Residential Mortgage loans	21	$3,156	27	$3,902
Commercial Mortgage Loans	-	-	-	-
Commercial and Industrial Loans	-	-	4	5,745
Construction Loans:
Land	-	-	-	-
Construction-commercial	-	-	-	-
Construction-residential	-	-	-	-
Consumer Loans - Auto	40	634	7	40
Consumer Loans - Other	67	246	90	370
Finance Leases	1	13	3	40
Total	129	$4,049	131	$10,097

For certain TDR loans, the Corporation splits the loans into two new notes, A and B notes. The A note is restructured to comply with the Corporation’s lending standards at current market rates, and is tailored to suit the customer’s ability to make timely interest and principal payments. The B note includes the granting of the concession to the borrower and varies by situation. The B note is charged off but the obligation is not forgiven to the borrower, and any payments collected are accounted for as recoveries. At the time of the restructuring, the A note is identified and classified as a TDR loan. If the loan performs for at least six months according to the modified terms, the A note may be returned to accrual status. The borrower’s payment performance prior to the restructuring is included in assessing whether the borrower can meet the new terms and may result in the loan being returned to accrual status at the time of the restructuring. In the periods following the calendar year in which a loan was restructured, the A note may no longer be reported as a TDR loan  if it is in accrual status, is in compliance with its modified terms, and yields a market rate (as determined and documented at the time of the restructuring).

The recorded investment in loans held for investment restructured using the A/B note restructure workout strategy was approximately $38.3 million as of June 30, 2016. The following table provides additional information about the volume of this type of loan restructuring and the effect on the allowance for loan and lease losses in the first six months of 2016 and 2015:

(In thousands)	June 30, 2016	June 30, 2015
Principal balance deemed collectible at end of period	$38,259	$41,000
Amount charged off	$-	$-
Charges (reductions) to the provision for loan losses	$1,948	$(62)
Allowance for loan losses at end of period	$2,809	$669

Of the loans comprising the $38.3 million that have been deemed collectible, approximately $38.1 million were placed in accrual status as the borrowers have exhibited a period of sustained performance. These loans continue to be individually evaluated for impairment purposes.

NOTE 7 – ALLOWANCE FOR LOAN AND LEASE LOSSES

The changes in the allowance for loan and lease losses were as follows:

(In thousands)	Residential Mortgage Loans	Commercial Mortgage Loans	Commercial & Industrial Loans	Construction Loans	Consumer Loans	Total

Quarter ended June 30, 2016
Allowance for loan and lease losses:
Beginning balance	$38,548	$68,744	$71,098	$3,013	$56,722	$238,125
Charge-offs	(11,532)	(1,437)	(1,914)	(513)	(12,970)	(28,366)
Recoveries	841	33	676	144	2,015	3,709
Provision (release)	11,098	2,459	(71)	103	7,397	20,986
Ending balance	$38,955	$69,799	$69,789	$2,747	$53,164	$234,454
Ending balance: specific reserve for impaired loans	$11,972	$40,071	$27,750	$1,114	$5,465	$86,372
Ending balance: purchased credit-impaired loans (1)	$6,638	$219	$-	$-	$-	$6,857
Ending balance: general allowance	$20,345	$29,509	$42,039	$1,633	$47,699	$141,225
Loans held for investment:
Ending balance	$3,323,844	$1,523,676	$2,133,623	$137,406	$1,752,198	$8,870,747
Ending balance: impaired loans	$452,280	$211,348	$197,368	$49,216	$43,562	$953,774
Ending balance: purchased credit-impaired loans	$166,556	$3,134	$-	$-	$-	$169,690
Ending balance: loans with general allowance	$2,705,008	$1,309,194	$1,936,255	$88,190	$1,708,636	$7,747,283

(In thousands)	Residential Mortgage Loans	Commercial Mortgage Loans	Commercial & Industrial Loans	Construction Loans	Consumer Loans	Total

Six-Month period ended June 30, 2016
Allowance for loan and lease losses:
Beginning balance	$39,570	$68,211	$68,768	$3,519	$60,642	$240,710
Charge-offs	(18,838)	(2,012)	(5,673)	(604)	(27,774)	(54,901)
Recoveries	1,187	79	956	161	4,223	6,606
Provision (release)	17,036	3,521	5,738	(329)	16,073	42,039
Ending balance	$38,955	$69,799	$69,789	$2,747	$53,164	$234,454
Ending balance: specific reserve for impaired loans	$11,972	$40,071	$27,750	$1,114	$5,465	$86,372
Ending balance: purchased credit-impaired loans (1)	$6,638	$219	$-	$-	$-	$6,857
Ending balance: general allowance	$20,345	$29,509	$42,039	$1,633	$47,699	$141,225
Loans held for investment:
Ending balance	$3,323,844	$1,523,676	$2,133,623	$137,406	$1,752,198	$8,870,747
Ending balance: impaired loans	$452,280	$211,348	$197,368	$49,216	$43,562	$953,774
Ending balance: purchased credit-impaired loans	$166,556	$3,134	$-	$-	$-	$169,690
Ending balance: loans with general allowance	$2,705,008	$1,309,194	$1,936,255	$88,190	$1,708,636	$7,747,283

(1)	Refer to Note 6 - Loans Held for Investment -PCI loans for a detail of changes in the allowance for loan losses related to PCI loans.

(In thousands)	Residential Mortgage Loans	Commercial Mortgage Loans	Commercial & Industrial Loans	Construction Loans	Consumer Loans	Total

Quarter ended June 30, 2015
Allowance for loan and lease losses:
Beginning balance	$28,682	$45,027	$70,179	$13,639	$68,537	$226,064
Charge-offs	(3,529)	(46,432)	(24,370)	(4,079)	(14,538)	(92,948)
Recoveries	272	6,219	2,501	1,996	3,148	14,136
Provision	8,358	44,278	15,590	309	5,731	74,266
Ending balance	$33,783	$49,092	$63,900	$11,865	$62,878	$221,518
Ending balance: specific reserve for impaired loans	$17,136	$6,711	$15,510	$2,256	$8,305	$49,918
Ending balance: purchased credit-impaired loans	$3,061	$102	$-	$-	$-	$3,163
Ending balance: general allowance	$13,586	$42,279	$48,390	$9,609	$54,573	$168,437
Loans held for investment:
Ending balance	$3,327,350	$1,518,151	$2,185,701	$120,848	$1,899,215	$9,051,265
Ending balance: impaired loans	$447,311	$130,743	$183,119	$26,190	$37,453	$824,816
Ending balance: purchased credit-impaired loans	$175,234	$3,260	$-	$-	$-	$178,494
Ending balance: loans with general allowance	$2,704,805	$1,384,148	$2,002,582	$94,658	$1,861,762	$8,047,955

(In thousands)	Residential Mortgage Loans	Commercial Mortgage Loans	Commercial & Industrial Loans	Construction Loans	Consumer Loans	Total

Six-Month period ended June 30, 2015
Allowance for loan and lease losses:
Beginning balance	$27,301	$50,894	$63,721	$12,822	$67,657	$222,395
Charge-offs	(8,721)	(50,438)	(28,823)	(4,684)	(32,295)	(124,961)
Recoveries	370	6,495	3,059	2,203	4,721	16,848
Provision	14,833	42,141	25,943	1,524	22,795	107,236
Ending balance	$33,783	$49,092	$63,900	$11,865	$62,878	$221,518
Ending balance: specific reserve for impaired loans	$17,136	$6,711	$15,510	$2,256	$8,305	$49,918
Ending balance: purchased credit-impaired loans	$3,061	$102	$-	$-	$-	$3,163
Ending balance: general allowance	$13,586	$42,279	$48,390	$9,609	$54,573	$168,437
Loans held for investment:
Ending balance	$3,327,350	$1,518,151	$2,185,701	$120,848	$1,899,215	$9,051,265
Ending balance: impaired loans	$447,311	$130,743	$183,119	$26,190	$37,453	$824,816
Ending balance: purchased credit-impaired loans	$175,234	$3,260	$-	$-	$-	$178,494
Ending balance: loans with general allowance	$2,704,805	$1,384,148	$2,002,582	$94,658	$1,861,762	$8,047,955

As discussed in Note 6, under the heading “Bulk Sale of Assets,” during the second quarter of 2015, the Corporation completed the sale of commercial and construction loans with a book value of $147.5 million, mostly comprised of non-performing and adversely classified loans. This transaction resulted in charge-offs of approximately $61.4 million. The inclusion of the $61.4 million of charge-offs from the bulk sale in the historical loss rates had an impact of approximately $15.5 million on the general reserve for loan losses determined for loans collectively evaluated for impairment.

The Corporation incorporated the charge-offs information from the second quarter 2015 bulk sale in its measurement of credit impairment for loans collectively measured. The total bulk sale charge offs were included in the determination of historical loss rates with no reduction for the additional market discount  related to the bulk sale resolution;  in the past, the Corporation had separated the market component of the loss. The decision to include total charge-offs, with no qualitative adjustment for the steep discount on this bulk sale, considered the potential use of similar credit resolution strategies in the future in light of the current economic conditions in Puerto Rico.  The effect of this position resulted in an increase of $15.5 million in the related allowance in the second quarter of 2015.

As of June 30, 2016, the Corporation maintained a $1.1million reserve for unfunded loan commitments ($0.5 million as of June 30, 2015) mainly related to an outstanding floor plan relationship. The reserve for unfunded loan commitments is an estimate of the losses inherent in off-balance sheet loan commitments to borrowers that are experiencing financial difficulties at the balance sheet date. It is calculated by multiplying an estimated loss factor by an estimated probability of funding, and then by the period-end amounts for unfunded commitments. The reserve for unfunded loan commitments is included as part of accounts payable and other liabilities in the consolidated statement of financial condition.

NOTE 8 – LOANS HELD FOR SALE

The Corporation’s loans held-for-sale portfolio was composed of:

(In thousands)	June 30, 2016	December 31, 2015

Residential mortgage loans	$29,879	$27,734
Construction loans	8,079	8,135
Total	$37,958	$35,869

Non-performing loans held for sale totaled $8.1million as of June 30, 2016 and December 31, 2015.

NOTE 9 –  OTHER REAL ESTATE OWNED

The following table presents OREO inventory as of the dates indicated:

	June 30,	December 31,
(In thousands)	2016	2015

OREO
OREO balances, carrying value:
Residential (1)	$42,913	$43,563
Commercial	82,054	87,849
Construction	14,192	15,389
Total	$139,159	$146,801

(1)

Excludes $13.0 million and $8.9 million as of June 30, 2016 and December 31, 2015, respectively, of foreclosures that meet the conditions of ASC 310-40 and are presented as a receivable (other assets) in the statement of financial condition.

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

The Corporation designates a derivative as a fair value hedge, cash flow hedge or economic undesignated hedge when it enters into the derivative contract.  As of June 30, 2016 and December 31, 2015, all derivatives held by the Corporation were considered economic undesignated hedges.  These undesignated hedges are recorded at fair value with the resulting gain or loss recognized in current earnings.

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

To satisfy the needs of its customers, the Corporation may enter into non-hedging transactions. On these transactions, generally, the Corporation generally participates as a buyer in one of the agreements and as a seller in the other agreement under the same terms and conditions.

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

The following table summarizes the notional amounts of all derivative instruments:

	Notional Amounts (1)
	As of	As of
	June 30,	December 31,
	2016	2015
	(In thousands)
Undesignated economic hedges:
Interest rate contracts:
Written interest rate cap agreements	$91,510	$120,816
Purchased interest rate cap agreements	91,510	120,816
Forward Contracts:
Sale of TBA GNMA MBS pools	33,000	30,000
	$216,020	$271,632

(1) Notional amounts are presented on a gross basis with no netting of offsetting exposure positions.

The following table summarizes the fair value of derivative instruments and the location in the statement of financial condition as of the indicated dates:

	Asset Derivatives			Liability Derivatives
	Statement of	June 30,	December 31,		June 30,	December 31,
	Financial	2016	2015		2016	2015
	Condition Location	Fair Value	Fair Value	Statement of Financial Condition Location	Fair Value	Fair Value
(In thousands)

Undesignated economic hedges:
Interest rate contracts:
Written interest rate cap agreements	Other assets	$-	$-	Accounts payable and other liabilities	$217	$798
Purchased interest rate cap agreements	Other assets	212	806	Accounts payable and other liabilities	-	-
Forward Contracts:
Sales of TBA GNMA MBS pools	Other assets	-	-	Accounts payable and other liabilities	359	123
		$212	$806		$576	$921

The following table summarizes the effect of derivative instruments on the statement of income:

		Gain (or Loss)		Gain (or Loss)
	Location of Gain or (loss)	Quarter Ended		Six-Month Period Ended
	Recognized in Income on	June 30,		June 30,
(In thousands)	Derivatives	2016	2015	2016	2015

Undesignated economic hedges:
Interest rate contracts:
Written and purchased interest rate cap agreements	Interest income - Loans	$(3)	$-	$(7)	$-
Forward contracts:
Sales of TBA GNMA MBS pools	Mortgage banking activities	(87)	254	(236)	182
Total (loss) gain on derivatives		$(90)	$254	$(243)	$182

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

Offsetting of Financial Assets and Derivative Assets

				Gross Amounts Not Offset in the Statement of Financial Position
			Net Amounts of Assets Presented in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position
				Financial Instruments	Cash Collateral
As of June 30, 2016						Net Amount
(In thousands)
Description
Derivatives	$212	$-	$212	$(212)	$-	$-
Securities purchased under agreements to resell	200,000	(200,000)	-	-	-	-
Total	$200,212	$(200,000)	$212	$(212)	$-	$-

				Gross Amounts Not Offset in the Statement of Financial Position
			Net Amounts of Assets Presented in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position
				Financial Instruments	Cash Collateral
As of December 31, 2015						Net Amount
(In thousands)
Description
Derivatives	$806	$-	$806	$(806)	$-	$-
Securities purchased under agreements to resell	200,000	(200,000)	-	-	-	-
Total	$200,806	$(200,000)	$806	$(806)	$-	$-

Offsetting of Financial Liabilities and Derivative Liabilities

Gross Amounts Not Offset in the Statement of Financial Position
Net Amounts of Liabilities Presented in the Statement of Financial Position
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position
				Financial Instruments	Cash Collateral
As of June 30, 2016						Net Amount
(In thousands)
Description
Securities sold under agreements to repurchase	$600,000	$(200,000)	$400,000	$(400,000)	$-	$-

Gross Amounts Not Offset in the Statement of Financial Position
Net Amounts of Liabilities Presented in the Statement of Financial Position
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position
				Financial Instruments	Cash Collateral
As of December 31, 2015						Net Amount
(In thousands)
Description
Securities sold under agreements to repurchase	$600,000	$(200,000)	$400,000	$(400,000)	$-	$-

NOTE 12 – GOODWILL AND OTHER INTANGIBLES

Goodwill as of June 30, 2016 and December 31, 2015 amounted to $28.1 million, recognized as part of “Other Assets” in the consolidated statement of financial condition. The Corporation conducted its annual evaluation of goodwill and intangibles during the fourth quarter of 2015. The Corporation’s goodwill is related to the acquisition of FirstBank Florida in 2005.

There have been no events related to the Florida reporting unit that could indicate potential goodwill impairment since the date of the last evaluation; therefore, no goodwill impairment evaluation was performed during the first half of 2016. Goodwill and other indefinite life intangibles are reviewed at least annually for impairment.

In connection with the acquisition of the FirstBank-branded credit card loan portfolio in the second quarter of 2012, the Corporation recognized a purchased credit card relationship intangible of $24.5 million, which is being amortized over the remaining estimated life of 5.4 years on an accelerated basis based on the estimated attrition rate of the purchased credit card accounts, which reflects the pattern in which the economic benefits of the intangible asset are consumed. These benefits are consumed as the revenue stream generated by the cardholder relationship is realized.

    The core deposit intangible acquired in the February 2015 Doral Bank transaction amounted to $5.8 million ($4.7 million as of June 30, 2016).

    In the first quarter of 2016, FirstBank Insurance Agency acquired certain insurance customer accounts and related customer records and recognized an insurance customer relationship intangible of $1.1 million ($1.0 million as of June 30, 2016), which is being amortized over the next 6.6 years on a straight-line basis. The list of accounts acquired has a direct relationship to the previous mortgage loan portfolio acquisitions from Doral Bank and Doral Financial in 2015 and 2014.

The following table shows the gross amount and accumulated amortization of the Corporation’s intangible assets recognized as part of Other Assets in the consolidated statement of financial condition:

	As of	As of
	June 30,	December 31,
	2016	2015
(Dollars in thousands)
Core deposit intangible:
Gross amount, beginning of period	$51,664	$45,844
Addition as a result of acquisition	-	5,820
Accumulated amortization	(43,482)	(42,498)
Net carrying amount	$8,182	$9,166

Remaining amortization period	8.5 years	9.0 years

Purchased credit card relationship intangible:
Gross amount	$24,465	$24,465
Accumulated amortization	(12,540)	(11,146)
Net carrying amount	$11,925	$13,319

Remaining amortization period	5.4 years	5.8 years

Insurance Customer relationship intangible:
Gross amount	$1,067	$-
Accumulated amortization	(64)	-
Net carrying amount	$1,003	$-

Remaining amortization period	6.6 years	-

For the quarter and six-month period ended June 30, 2016, the amortization expense of core deposit intangibles amounted to $0.5 million and $ 1.0 million, respectively, (2015 - $0.6 million and $1.0 million, respectively). For the quarter and six-month period ended June 30, 2016, the amortization expense of the purchased credit card relationship intangible amounted to $0.7 million and $1.4 million, respectively, (2015 - $0.8 million and $1.5 million, respectively). For the quarter and six-month period ended June 30, 2016, the amortization expense of insurance customer relationship intangible amounted to $39 thousand and $64 thousand, respectively.

The estimated aggregate amortization expense related to these intangible assets for future periods is as follows:

Amount
(In thousands)
2016	$2,453
2017	4,495
2018	3,519
2019	3,067
2020	2,851
2021 and after	4,725

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

Below is a summary of transfers of financial assets to VIEs for which the Corporation has retained some level of continuing involvement:

GNMA

The Corporation typically transfers first lien residential mortgage loans in conjunction with GNMA securitization transactions in which the loans are exchanged for cash or securities that are readily redeemed for cash proceeds and servicing rights. The securities issued through these transactions are guaranteed by the issuer and, as such, under seller/servicer agreements, the Corporation is required to service the loans in accordance with the issuers’ servicing guidelines and standards. As of June 30, 2016, the Corporation serviced loans securitized through GNMA with a principal balance of $1.4 billion.

Trust-Preferred Securities

In 2004, FBP Statutory Trust I, a financing trust that is wholly owned by the Corporation, sold to institutional investors $100 million of its variable rate trust-preferred securities. The proceeds of the issuance, together with the proceeds of the purchase by the Corporation of $3.1 million of FBP Statutory Trust I variable rate common securities, were used by FBP Statutory Trust I to purchase $103.1 million aggregate principal amount of the Corporation’s Junior Subordinated Deferrable Debentures. Also in 2004, FBP Statutory Trust II, a financing trust that is wholly owned by the Corporation, sold to institutional investors $125 million of its variable rate trust-preferred securities. The proceeds of the issuance, together with the proceeds of the purchase by the Corporation of $3.9 million of FBP Statutory Trust II variable rate common securities, were used by FBP Statutory Trust II to purchase $128.9 million aggregate principal amount of the Corporation’s Junior Subordinated Deferrable Debentures. The debentures are presented in the Corporation’s consolidated statement of financial condition as Other Borrowings, net of related issuance costs. The variable rate trust-preferred securities are fully and unconditionally guaranteed by the Corporation. The Junior Subordinated Deferrable Debentures issued by the Corporation in April 2004 and in September 2004 mature on June 17, 2034 and September 20, 2034, respectively; however, under certain circumstances, the maturity of Junior Subordinated Deferrable Debentures may be shortened (such shortening would result in a mandatory redemption of the variable rate trust-preferred securities). During the first quarter of 2016, the Corporation completed the repurchase of $10 million in trust-preferred securities of the FBP Statutory Trust II that were auctioned in a public sale at which the Corporation was invited to participate. The Corporation repurchased and cancelled the repurchased trust preferred securities, resulting in a commensurate reduction in the related Floating Rate Junior Subordinated Debentures. The Corporation’s winning bid equated to 70% of the $10 million par value. The 30% discount, plus accrued interest, resulted in a gain of approximately $4.2 million, which is reflected in the statement of income as a “Gain on early extinguishment of debt.” During the second quarter of 2015, the Corporation issued 852,831 shares of the Corporation’s common stock in exchange for $5.3 million of trust preferred securities (FBP Statutory Trust I), which enabled the Corporation to cancel $5.5 million of the carrying value of the debentures underlying the purchased trust preferred securities. The Collins Amendment to the Dodd-Frank Wall Street Reform and Consumer Protection Act eliminates certain trust-preferred securities from Tier 1 Capital; however, these instruments may remain in Tier 2 capital until the instruments are redeemed or mature. Under the indentures, the Corporation has the right, from time to time, and without causing an event of default, to defer payments of interest on the Junior Subordinated Debentures by extending the interest payment period at any time and from time to time during the term of the subordinated debentures for up to twenty consecutive quarterly periods. During the second quarter of 2016, the Corporation received approval from the Federal Reserve and paid $31.2 million for all the accrued but deferred interest payments plus the interest for the second quarter on the Corporation’s subordinated debentures associated with its trust preferred securities. As of June 30, 2016, the Corporation is current on all interest payments due related to its subordinated debt. Future interest payments are subject to the Federal Reserve approval.

Grantor Trusts

    During 2004 and 2005, a third party to the Corporation, referred to in this subsection as the seller, established a series of statutory trusts to effect the securitization of mortgage loans and the sale of trust certificates. The seller initially provided the servicing for a fee, which is senior to the obligations to pay trust certificate holders. The seller then entered into a sales agreement through which it sold and issued the trust certificates in favor of the Corporation’s banking subsidiary. Currently, the Bank is the sole owner of the trust certificates; the servicing of the underlying residential mortgages that generate the principal and interest cash flows is performed by another third party, which receives a servicing fee. The securities are variable rate securities indexed to 90-day LIBOR plus a spread. The principal payments from the underlying loans are remitted to a paying agent (servicer) who then remits interest to the Bank; interest income is shared to a certain extent with the FDIC, which has an interest only strip (“IO”) tied to the cash flows of the underlying loans and is entitled to receive the excess of the interest income less a servicing fee over the variable rate income that the Bank earns on the securities. This IO is limited to the weighted-average coupon of the securities. The FDIC became the owner of the IO upon its intervention of the seller, a failed financial institution. No recourse agreement exists and the risks from losses on non-accruing loans and repossessed collateral are absorbed by the Bank as the sole holder of the certificates.  As of June 30, 2016, the amortized cost and fair value of Grantor Trusts amounted to $31.7 million and $23.7 million, respectively, with a weighted average yield of 2.34%.

Investment in unconsolidated entity

   On February 16, 2011, FirstBank sold an asset portfolio consisting of performing and non-performing construction, commercial mortgage and commercial and industrial loans with an aggregate book value of $269.3 million to CPG/GS, an entity organized under the laws of the Commonwealth of Puerto Rico and majority owned by PRLP Ventures LLC ("PRLP"), a company created by Goldman, Sachs & Co. and Caribbean Property Group.  In connection with the sale, the Corporation received $88.5 million in cash and a 35% interest in CPG/GS, and made a loan in the amount of $136.1 million representing seller financing provided by FirstBank. The loan has a seven-year maturity and bears variable interest at 30-day LIBOR plus 300 basis points and is secured by a pledge of all of the acquiring entity's assets as well as the PRLP's 65% ownership interest in CPG/GS. As of June 30, 2016, the carrying amount of the loan was $7.9 million, which was included in the Corporation's Commercial and Industrial loans held for investment portfolio. FirstBank’s equity interest in CPG/GS is accounted for under the equity method. When applying the equity method, the Bank follows the Hypothetical Liquidation Book Value method (“HLBV”) to determine its share of CPG/GS’s earnings or loss. The loss recorded in 2014 reduced to zero the carrying amount of the Bank’s investment in CPG/GS. No negative investment needs to be reported as the Bank has no legal obligation or commitment to provide further financial support to this entity; thus, no further losses have been or will be recorded on this investment. Any potential increase in the carrying value of the investment in CPG/GS, under the HLBV method, would depend upon how better off the Bank is at the end of the period than it was at the beginning of the period after the waterfall calculation performed to determine the amount of gain allocated to the investors.

    FirstBank also provided an $80 million advance facility to CPG/GS to fund unfunded commitments and costs to complete projects under construction, which was fully disbursed in 2011, and a $20 million working capital line of credit to fund certain expenses of CPG/GS. The working capital line of credit was renewed and reduced to $7 million for a period of two years expiring on September 2016. During 2012, CPG/GS repaid the outstanding balance of the advance facility to fund unfunded commitments, and the funds became available for rewithdrawal under a one-time revolver agreement. These loans bear variable interest at 30-day LIBOR plus 300 basis points. As of June 30, 2016, the carrying value of the revolver agreement was $13.3 million, which was included in the Corporation's commercial and industrial loans held for investment portfolio. The carrying value of the working capital line was $0 as of June 30, 2016.

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

The changes in servicing assets are shown below:

	Quarter ended		Six-Month period ended
	June 30,		June 30,
(In thousands)	2016	2015	2016	2015

Balance at beginning of period	$24,692	$22,973	$24,282	$22,838
Capitalization of servicing assets	1,297	1,474	2,458	2,547
Amortization	(809)	(795)	(1,607)	(1,651)
Adjustment to fair value	(151)	(109)	(124)	(147)
Other (1)	15	(24)	35	(68)
Balance at end of period	$25,044	$23,519	$25,044	$23,519

(1)	Amount represents the adjustment to fair value related to the repurchase of loans serviced for others.

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

Changes in the impairment allowance were as follows:

	Quarter ended		Six-Month Period Ended
	June 30,		June 30,
(In thousands)	2016	2015	2016	2015

Balance at beginning of period	$109	$93	$136	$55
Temporary impairment charges	167	128	194	186
Recoveries	(16)	(19)	(70)	(39)
Balance at end of period	$260	$202	$260	$202

The components of net servicing income are shown below:

	Quarter ended		Six-Month Period Ended
	June 30,		June 30,
(In thousands)	2016	2015	2016	2015

Servicing fees	$1,865	$1,780	$3,727	$3,544
Late charges and prepayment penalties	163	177	305	367
Adjustment for loans repurchased	15	(24)	35	(68)
Other (1)	(1)	(14)	(1)	(103)
Servicing income, gross	2,042	1,919	4,066	3,740
Amortization and impairment of servicing assets	(960)	(904)	(1,731)	(1,798)
Servicing income, net	$1,082	$1,015	$2,335	$1,942

(1)	Mainly consisted of compensatory fees imposed by GSEs.

    The Corporation’s servicing assets are subject to prepayment and interest rate risks. Key economic assumptions used in determining the fair value at the time of sale of the related mortgages ranged as follows:

	Maximum	Minimum
Six-Month Period Ended June 30, 2016:
Constant prepayment rate:
Government guaranteed mortgage loans	7.6%	7.6%
Conventional conforming mortgage loans	8.0%	8.0%
Conventional non-conforming mortgage loans	14.1%	14.0%
Discount rate:
Government guaranteed mortgage loans	11.5%	11.5%
Conventional conforming mortgage loans	9.5%	9.5%
Conventional non-conforming mortgage loans	13.8%	13.8%

Six-Month Period Ended June 30, 2015:
Constant prepayment rate:
Government guaranteed mortgage loans	9.2%	7.9%
Conventional conforming mortgage loans	9.0%	7.9%
Conventional non-conforming mortgage loans	14.0%	12.9%
Discount rate:
Government guaranteed mortgage loans	11.5%	11.5%
Conventional conforming mortgage loans	9.5%	9.5%
Conventional non-conforming mortgage loans	13.8%	13.8%

     As of June 30, 2016, fair values of the Corporation’s servicing assets were based on a valuation model that incorporates market driven assumptions regarding discount rates and mortgage prepayment rates, adjusted by the particular characteristics of the Corporation’s servicing portfolio. The weighted-averages of the key economic assumptions used by the Corporation in its valuation model and the sensitivity of the current aggregate fair value to immediate 10% and 20% adverse changes in those assumptions for mortgage loans as of June 30, 2016 were as follows:

(Dollars in thousands)
Carrying amount of servicing assets	$25,044
Fair value	$27,695
Weighted-average expected life (in years)	8.22

Constant prepayment rate (weighted-average annual rate)	10.56%
Decrease in fair value due to 10% adverse change	$913
Decrease in fair value due to 20% adverse change	$1,776

Discount rate (weighted-average annual rate)	10.67%
Decrease in fair value due to 10% adverse change	$1,220
Decrease in fair value due to 20% adverse change	$2,346

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

NOTE 14 – DEPOSITS

The following table summarizes deposit balances:
	June 30,	December 31,
	2016	2015
(In thousands)

Type of account:
Non-interest bearing checking accounts	$1,409,072	$1,336,559
Savings accounts	2,505,378	2,459,186
Interest-bearing checking accounts	1,105,926	1,088,651
Certificates of deposit	2,395,510	2,356,245
Brokered CDs	1,809,133	2,097,483
	$9,225,019	$9,338,124

Brokered CDs mature as follows:

June 30,
2016
(In thousands)

Three months or less	$351,319
Over three months to six months	355,899
Over six months to one year	423,879
One to three years	608,010
Three to five years	69,840
Over five years	186
Total	$1,809,133

The following are the components of interest expense on deposits:

	Quarter Ended		Six-Month Period Ended
	June 30,		June 30,
	2016	2015	2016	2015
(In thousands)

Interest expense on deposits	$16,494	$16,096	$32,974	$32,455
Accretion of premium from acquisition	(57)	(285)	(138)	(285)
Amortization of broker placement fees	787	1,169	1,645	2,504
Interest expense on deposits	$17,224	$16,980	$34,481	$34,674

NOTE 15 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase (repurchase agreements) consist of the following:

(Dollars in thousands)	June 30, 2016	December 31, 2015

Repurchase agreements, interest ranging from 1.96% to 3.72%
(December 31, 2015- 1.96% to 3.41%) (1)(2)	$700,000	$700,000

(1)	Reported net of securities purchased under agreements to repurchase (reverse repurchase agreements) by counterparty, when applicable, pursuant to ASC 210-20-45-11.
(2)

As of June 30, 2016, includes $600 million with an average rate of 2.89% that lenders have the right to call before their contractual maturities at various dates beginning on July 19, 2016.  In addition, $500 million is tied to variable rates.

Repurchase agreements mature as follows:

June 30, 2016
(In thousands)

One month to three months	$100,000
Over three months to six months	300,000
One year to three years	100,000
Over five years	200,000
Total	$700,000

As of June 30, 2016 and December 31, 2015, the securities underlying such agreements were delivered to the dealers with which the repurchase agreements were transacted.

Repurchase agreements as of June 30, 2016, grouped by counterparty, were as follows:

(Dollars in thousands)		Weighted-Average
Counterparty	Amount	Maturity (In Months)

Credit Suisse First Boston	$100,000	1
Citigroup Global Markets	300,000	4
Dean Witter / Morgan Stanley	100,000	16
JP Morgan Chase	200,000	67
	$700,000

NOTE 16 – ADVANCES FROM THE FEDERAL HOME LOAN BANK (FHLB)

The following is a summary of the advances from the FHLB:

	June 30,	December 31,
(Dollars in thousands)	2016	2015

Fixed-rate advances from FHLB, with a weighted-
average interest rate of 1.30%	$455,000	$455,000

Advances from FHLB mature as follows:

(In thousands)	June 30, 2016

Over one month to three months	$100,000
Over one year to three years	225,000
Over three to four years	130,000
Total	$455,000

As of June 30, 2016, the Corporation had additional capacity of approximately $652.6 million on this credit facility based on collateral pledged at the FHLB, including a haircut reflecting the perceived risk associated with holding the collateral.

NOTE 17 – OTHER BORROWINGS

 Other borrowings consist of:

	June 30,	December 31,
(In thousands)	2016	2015

Junior subordinated debentures due in 2034,
interest-bearing at a floating rate of 2.75%
over 3-month LIBOR (3.41% as of June 30, 2016
and 3.28% as of December 31, 2015)	$97,626	$97,626
Junior subordinated debentures due in 2034,
interest-bearing at a floating rate of 2.50%
over 3-month LIBOR (3.15% as of June 30, 2016
and 3.07% as of December 31, 2015) (1)	118,561	128,866
	$216,187	$226,492

(1)

Refer to Note 13 - Non-Consolidated Variable Interest Entities and Servicing Assets - Trust Preferred Securities for additional information about the Corporation's repurchase and cancellation of $10 million of trust preferred securities associated with these junior subordinated debentures.

NOTE 18 – STOCKHOLDERS’ EQUITY

Common Stock

As of June 30, 2016 and December 31, 2015, the Corporation had 2,000,000,000 authorized shares of common stock with a par value of $0.10 per share. As of June 30, 2016 and December 31, 2015, there were 218,278,207 and 216,051,128 shares issued, respectively, and 217,129,074 and 215,088,698 shares outstanding, respectively. On July 30, 2009, the Corporation announced the suspension of common and preferred stock dividends effective with the preferred dividend for the month of August 2009.  Refer to Note 3 for information about transactions related to common stock under the Omnibus Plan.

Preferred Stock

The Corporation has 50,000,000 authorized shares of preferred stock with a par value of $1.00, redeemable at the Corporation’s option subject to certain terms. This stock may be issued in series and the shares of each series will have such rights and preferences as are fixed by the Board of Directors when authorizing the issuance of that particular series. As of June 30, 2016, the Corporation has five outstanding series of non-convertible, non-cumulative preferred stock: 7.125% non-cumulative perpetual monthly income preferred stock, Series A; 8.35% non-cumulative perpetual monthly income preferred stock, Series B; 7.40% non-cumulative perpetual monthly income preferred stock, Series C; 7.25% non-cumulative perpetual monthly income preferred stock, Series D; and 7.00% non-cumulative perpetual monthly income preferred stock, Series E.  The liquidation value per share is $25.

Effective January 17, 2012, the Corporation delisted all of its outstanding series of non-convertible, non-cumulative preferred stock from the New York Stock Exchange. The Corporation has not arranged for listing and/or registration on another national securities exchange or for quotation of the Series A through E Preferred Stock in a quotation medium.

Treasury stock

   During the first half of 2016 and 2015, the Corporation withheld an aggregate of 186,703 shares and 117,858 shares, respectively, of the common stock paid to certain senior officers as additional compensation and vested restricted stock to cover employees’ payroll and income tax withholding liabilities; these shares are held as treasury shares. As of June 30, 2016 and December 31, 2015, the Corporation had 1,149,133 and 962,430 shares held as treasury stock, respectively.

FirstBank Statutory Reserve (Legal Surplus)

   The Banking Law of the Commonwealth of Puerto Rico requires that a minimum of 10% of FirstBank’s net income for the year be transferred to legal surplus until such surplus equals the total of paid-in-capital on common and preferred stock. Amounts transferred to the legal surplus account from the retained earnings account are not available for distribution to the Corporation, including for payment as dividends to the stockholders, without the prior consent of the Puerto Rico Commissioner of Financial Institutions. The Puerto Rico Banking Law provides that, when the expenditures of a Puerto Rico commercial bank are greater than receipts, the excess of the expenditures over receipts shall be charged against the undistributed profits of the bank, and the balance, if any, shall be charged against the reserve fund, as a reduction thereof. If there is no reserve fund sufficient to cover such balance in whole or in part, the outstanding amount shall be charged against the capital account and the Bank cannot pay dividends until it can replenish the reserve fund to an amount of at least 20% of the original capital contributed. During the fourth quarter of 2015, $2.8 million was transferred to the legal surplus reserve. FirstBank’s legal surplus reserve, included as part of retained earnings in the Corporation’s statement of financial condition, amounted to $42.8 million as of June 30, 2016. There were no transfers to the legal surplus reserve during the first half of 2016.

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

     As of June 30, 2016, the deferred tax assets, net of a valuation allowance of $198.2 million, amounted to $299.3 million and management concluded, based upon the assessment of all positive and negative evidence, that it is more likely than not that the Corporation will generate sufficient taxable income within the applicable NOL carry-forward periods to realize such amount.

The Corporation recorded an income tax expense of $7.5 million and $13.2 million in the second quarter and first six months of 2016, respectively, compared to an income tax benefit of $9.8 million and $1.8 million for the same periods in 2015. The increase in income tax expense for the quarter and first six months of 2016, as compared to the same periods in 2015, was mainly attributable to a higher taxable income mainly due to the impact in 2015 of realized losses on the bulk sale of assets. For the six-month period ended June 30, 2016, the Corporation calculated the provision for income taxes by applying the estimated annual effective tax rate for the full fiscal year to ordinary income or loss.  The income tax expense as a percentage of the income before income taxes for the first half of 2016 is 23% compared to 18% for the same period in 2015.  In the computation of the consolidated worldwide estimated annual effective tax rate, ASC 740-270 requires the exclusion of legal entities with pre-tax losses from which a tax benefit cannot be recognized. The consolidated worldwide estimated annual effective tax rate, excluding entities with pre-tax losses from which a tax benefit cannot be recognized, is 22% for the six-month period ended June 30, 2016, compared to 30% for the same period in 2015.

As of June 30, 2016, the Corporation did not have Unrecognized Tax Benefits (“UTBs”) recorded on its books. Audit periods remain open for review until the statute of limitations has passed. The statute of limitations under the 2011 PR code is 4 years; the statute of limitations for each of Virgin Islands and U.S. income tax purposes is three years after a tax return is due or filed, whichever is later. The completion of an audit by the taxing authorities or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Corporation’s liability for income taxes. Any such adjustment could be material to the results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. For Virgin Islands and U.S. income tax purposes, all tax years subsequent to 2011 remain open to examination. The 2012 U.S. federal tax return is currently under examination by the IRS. For Puerto Rico tax purposes, all tax years subsequent to 2011 remain open to examination.

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

For 2016, there were no transfers into or out of Level 1, Level 2 or Level 3 of the fair value hierarchy.

Financial Instruments Recorded at Fair Value on a Recurring Basis

Investment securities available for sale

The fair value of investment securities was the market value based on quoted market prices (as is the case with equity securities, Treasury notes, and non-callable U.S. Agency debt securities), when available (Level 1), or, when available, market prices for identical or comparable assets (as is the case with MBS and callable U.S. agency debt) that are based on observable market parameters, including benchmark yields, reported trades, quotes from brokers or dealers, issuer spreads, bids, offers and reference data including market research operations (Level 2). Observable prices in the market already consider the risk of nonperformance. During the first half of 2016, the Corporation recorded OTTI charges of $6.3 million on certain Puerto Rico Government debt securities, specifically bonds of the GDB and the Puerto Rico Public Buildings Authority. The credit impairment loss was based on the probability of default and loss severity in the event of default in consideration of the latest information available about the Puerto Rico Government’s financial condition. Refer to Note 4 - Investment Securities, for significant assumptions used to determine the credit impairment portion, including default rates and recovery rates, which are unobservable inputs. If listed prices or quotes are not available, fair value is based upon models that use unobservable inputs due to the limited market activity of the instrument, as is the case with certain private label mortgage-backed securities held by the Corporation (Level 3).

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

Although most of the derivative instruments are fully collateralized, a credit spread is considered for those that are not secured in full. The cumulative mark-to-market effect of credit risk in the valuation of derivative instruments for the quarter and six-month periods ended June 30, 2016 and 2015 was immaterial.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	As of June 30, 2016				As of December 31, 2015
	Fair Value Measurements Using				Fair Value Measurements Using
(In thousands)	Level 1	Level 2	Level 3	Assets/Liabilities at Fair Value	Level 1	Level 2	Level 3	Assets/Liabilities at Fair Value

Assets:
Securities available for sale :
Equity securities	$418	$-	$-	$418	$-	$-	$-	$-
U.S. Treasury Securities	7,523	-	-	7,523	7,497	-	-	7,497
Noncallable U.S. agency debt	-	369,285	-	369,285	-	315,467	-	315,467
Callable U.S. agency debt and MBS	-	1,573,360	-	1,573,360	-	1,509,807	-	1,509,807
Puerto Rico government obligations	-	26,443	2,104	28,547	-	26,327	1,890	28,217
Private label MBS	-	-	23,816	23,816	-	-	25,307	25,307
Other investments	-	-	100	100	-	-	100	100
Derivatives, included in assets:
Purchased interest rate cap agreements	-	212	-	212	-	806	-	806
Liabilities:
Derivatives, included in liabilities:
Written interest rate cap agreement	-	217	-	217	-	798	-	798
Forward contracts	-	359	-	359	-	123	-	123

The table below presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarters and six-month periods ended June 30, 2016 and 2015:

	Quarter Ended June 30,
	2016	2015
Level 3 Instruments Only	Securities	Securities
(In thousands)	Available For Sale(1)	Available For Sale(1)

Beginning balance	$26,663	$34,314
Total gains or (losses) (realized/unrealized):
Included in earnings	-	(241)
Included in other comprehensive income	558	525
Principal repayments and amortization	(1,201)	(2,858)
Ending balance	$26,020	$31,740

(1)	Amounts mostly related to private label mortgage-backed securities.

	Six-Month Period Ended June 30,
	2016	2015
Level 3 Instruments Only	Securities	Securities
(In thousands)	Available For Sale(1)	Available For Sale(1)

Beginning balance	$27,297	$36,212
Total gains or (losses) (realized/unrealized):
Included in earnings	(387)	(397)
Included in other comprehensive income	1,816	1,144
Purchases	-	100
Principal repayments and amortization	(2,706)	(5,319)
Ending balance	$26,020	$31,740

(1)	Amounts mostly related to private label mortgage-backed securities.

The table below presents qualitative information for significant assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at June 30, 2016:

	June 30, 2016
(In thousands)	Fair Value	Valuation Technique	Unobservable Input	Range

Investment securities available-for-sale:

Private label MBS	$23,732	Discounted cash flow	Discount rate	14.5%
			Prepayment rate	21.83% -100.00% (Weighted Average 31.0%)
			Projected cumulative loss rate	0.52% -80.00% (Weighted Average 7.0%)
Puerto Rico Government Obligations	2,104	Discounted cash flow	Prepayment rate	3.00%

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

Puerto Rico Government Obligations: The significant unobservable input used in the fair value measurement is the assumed prepayment rate of the underlying residential mortgage loans collateral on these obligations which are guaranteed by the Puerto Rico Housing Finance Authority (“PRHFA”). A significant increase (decrease) in the assumed rate would lead to a higher (lower) fair value estimate. Loss severity and probability of default are not included as significant unobservable variables due to the guarantee of the PRHFA. The PRHFA credit risk is modeled by discounting the cash flows using a curve appropriate to the PRHFA credit rating.

    The tables below summarize changes in unrealized gains and losses recorded in earnings for the quarters and six-month periods ended June 30, 2016 and 2015 for Level 3 assets and liabilities that are still held at the end of each period:

	Changes in Unrealized Losses	Changes in Unrealized Losses
	(Quarter ended June 30, 2016)	(Quarter ended June 30, 2015)
Level 3 Instruments Only	Securities	Securities
(In thousands)	Available For Sale	Available For Sale

Changes in unrealized losses relating to assets still held at reporting date:
Net impairment losses on available-for-sale investment securities (credit component)	$-	$(241)

	Changes in Unrealized Losses	Changes in Unrealized Losses
	(Six-Month Period Ended June 30, 2016)	(Six-Month Period Ended June 30, 2015)
Level 3 Instruments Only	Securities	Securities
(In thousands)	Available For Sale	Available For Sale

Changes in unrealized losses relating to assets still held at reporting date:
Net impairment losses on available-for-sale investment securities (credit component)	$(387)	$(397)

Additionally, fair value is used on a nonrecurring basis to evaluate certain assets in accordance with GAAP. Adjustments to fair value usually result from the application of lower-of-cost or market accounting (e.g., loans held for sale carried at the lower-of-cost or fair value and repossessed assets) or write downs of individual assets (e.g., goodwill, loans).

As of June 30, 2016, impairment or valuation adjustments were recorded for assets recognized at fair value on a non-recurring basis as shown in the following table:

	Carrying value as of June 30, 2016			(Losses) recorded for the Quarter Ended June 30, 2016	(Losses) recorded for the Six-Month Period Ended June 30, 2016
	Level 1	Level 2	Level 3
	(In thousands)

Loans receivable (1)	$-	$-	$464,467	$(7,870)	$(27,536)
OREO (2)	-	-	139,159	(3,436)	(5,727)
Mortgage servicing rights (3)	-	-	25,044	(151)	(124)

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

(3)

Fair value adjustments to mortgage servicing rights were mainly due to assumptions associated with mortgage prepayment rates. The Corporation carries its mortgage servicing rights at the lower of cost or market, measured at fair value on a non-recurring basis.  Assumptions for the value of mortgage servicing rights include:  Prepayment rate-10.56%, Discount Rate-10.67%.

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

(3)

Fair value adjustments to the mortgage servicing rights were mainly due to assumptions associated with mortgage prepayments rates. The Corporation carries its mortgage servicing rights at the lower of cost or market, measured at fair value on a non-recurring basis. Assumptions for the value of mortgage servicing rights include: Prepayment Rate-9.16%, Discount Rate-10.63%.

(4)	The value of these loans was derived from external appraisals, adjusted for specific characteristics of the loans.

Qualitative information regarding the fair value measurements for Level 3 financial instruments is as follows:

June 30, 2016
	Method	Inputs
Loans	Income, Market, Comparable Sales, Discounted Cash Flows	External appraised values; probability weighting of broker price opinions; management assumptions regarding market trends or other relevant factors
OREO	Income, Market, Comparable Sales, Discounted Cash Flows	External appraised values; probability weighting of broker price opinions; management assumptions regarding market trends or other relevant factors
Mortgage servicing rights	Discounted Cash Flow	Weighted average prepayment rate of 10.56%; weighted average discount rate of 10.67%

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

Investment securities held to maturity

    Investment securities held to maturity consist of financing arrangements with Puerto Rico municipalities issued in bond form, but underwritten as loans with features that are typically found in commercial loan transactions. These obligations typically are not issued in bearer form, nor are they registered with the SEC and are not rated by external credit agencies. The fair value of these financing arrangements was based on a discounted cash flow analysis using risk-adjusted discount rates (Level 3). A security with similar characteristics traded in the open market is used as a proxy for each municipal bond. Then the cash flow is discounted at the average spread over the discount curve exhibited by the proxy security at the end of each quarter.

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

    The estimated fair value of total deposits excludes the fair value of core deposit intangibles, which represent the value of the customer relationship. The fair value of total deposits is measured by the value of demand deposits and savings deposits that bear a low or zero rate of interest and do not fluctuate in response to changes in interest rates.

    The fair value of brokered CDs, which are included within deposits, is determined using discounted cash flow analyses over the full term of the CDs. The fair value of the CDs is computed using the outstanding principal amount. The discount rates used were based on brokered CD market rates as of June 30, 2016.  The fair value does not incorporate the risk of nonperformance, since interests in brokered CDs are generally sold by brokers in amounts of less than $250,000 and, therefore, are insured by the FDIC.

Securities sold under agreements to repurchase

Some repurchase agreements reprice at least quarterly, and their outstanding balances are estimated to be their fair value. Where longer commitments are involved, fair value is estimated using exit price indications of the cost of unwinding the transactions as of the end of the reporting period. The brokers who are the counterparties provide these indications and are evaluated by the Corporation. Securities sold under agreements to repurchase are fully collateralized by investment securities.

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

Other borrowings

Other borrowings consist of junior subordinated debentures. Projected cash flows from the debentures were discounted using the Bloomberg BB Finance curve plus a credit spread. This credit spread was estimated using the difference in yield curves between swap rates and a yield curve that considers the industry and credit rating of the Corporation as issuer of the debentures at a tenor comparable to the time to maturity of the debentures.

The following table presents the carrying value and the estimated fair value of financial instruments as of June 30, 2016 and December 31, 2015:

	Total Carrying Amount in Statement of Financial Condition June 30, 2016	Fair Value Estimate June 30, 2016	Level 1	Level 2	Level 3

	(In thousands)

Assets:
Cash and due from banks and money
market investments	$827,914	$827,914	$827,914	$-	$-
Investment securities available
for sale	2,003,049	2,003,049	7,941	1,969,088	26,020
Investment securities held to maturity	161,342	137,965	-	-	137,965
Other equity securities	32,379	32,379	-	32,379	-
Loans held for sale	37,958	41,700	-	31,280	10,420
Loans held for investment	8,870,747
Less: allowance for loan and lease losses	(234,454)
Loans held for investment, net of allowance	$8,636,293	8,524,462	-	-	8,524,462
Derivatives, included in assets	212	212	-	212	-

Liabilities:
Deposits	9,225,019	9,256,396	-	9,256,396	-
Securities sold under agreements to repurchase	700,000	751,689	-	751,689	-
Advances from FHLB	455,000	457,842	-	457,842	-
Other borrowings	216,187	161,420	-	-	161,420
Derivatives, included in liabilities	576	576	-	576	-

	Total Carrying Amount in Statement of Financial Condition December 31, 2015	Fair Value Estimate December 31, 2015	Level 1	Level 2	Level 3

	(In thousands)

Assets:
Cash and due from banks and money
market investments	$752,458	$752,458	$752,458	$-	$-
Investment securities available
for sale	1,886,395	1,886,395	7,497	1,851,601	27,297
Investment securities held to maturity	161,483	131,544	-	-	131,544
Other equity securities	32,169	32,169	-	32,169	-
Loans held for sale	35,869	36,844	-	28,709	8,135
Loans held for investment	9,112,382
Less: allowance for loan and lease losses	(240,710)
Loans held for investment, net of allowance	$8,871,672	8,768,152	-	-	8,768,152
Derivatives, included in assets	806	806	-	806	-

Liabilities:
Deposits	9,338,124	9,334,073	-	9,334,073	-
Securities sold under agreements to repurchase	700,000	752,048	-	752,048	-
Advances from FHLB	455,000	453,182	-	453,182	-
Other borrowings	226,492	142,846	-	-	142,846
Derivatives, included in liabilities	921	921	-	921	-

NOTE 21 – SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information is as follows:

	Six-Month Period Ended June 30,
	2016	2015
	(In thousands)

Cash paid for:
Interest on borrowings	$77,960	$48,648
Income tax	558	2,439
Non-cash investing and financing activities:
Additions to other real estate owned	22,018	27,625
Additions to auto and other repossessed assets	28,658	39,928
Capitalization of servicing assets	2,458	2,547
Loan securitizations	146,277	130,999
Trust preferred securities exchanged for new common stock issued:
Trust preferred securities exchanged	-	5,303
New common stock issued	-	5,628
Fair value of assets acquired (liabilities assumed) in the Doral Bank transaction:
Loans	-	311,410
Premises and equipment, net	-	5,450
Core Deposit intangible	-	5,820
Deposits	-	(523,517)

NOTE 22 – SEGMENT INFORMATION

Based upon the Corporation’s organizational structure and the information provided to the Chief Executive Officer of the Corporation and, to a lesser extent, the Board of Directors, the operating segments are driven primarily by the Corporation’s lines of business for its operations in Puerto Rico, the Corporation’s principal market, and by geographic areas for its operations outside of Puerto Rico.  As of June 30, 2016, the Corporation had six reportable segments: Commercial and Corporate Banking; Mortgage Banking; Consumer (Retail) Banking; Treasury and Investments; United States Operations; and Virgin Islands Operations.  Management determined the reportable segments based on the internal reporting used to evaluate performance and to assess where to allocate resources. Other factors such as the Corporation’s organizational chart, nature of the products, distribution channels, and the economic characteristics of the products were also considered in the determination of the reportable segments.

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

The Corporation evaluates the performance of the segments based on net interest income, the provision for loan and lease losses, non-interest income and direct non-interest expenses. The segments are also evaluated based on the average volume of their interest-earning assets less the allowance for loan and lease losses.

The following table presents information about the reportable segments:

(In thousands)	Mortgage Banking	Consumer (Retail) Banking	Commercial and Corporate	Treasury and Investments	United States Operations	Virgin Islands Operations	Total
For the quarter ended June 30, 2016:
Interest income	$35,041	$45,134	$31,386	$12,917	$13,423	$9,033	$146,934
Net (charge) credit for transfer of funds	(12,675)	3,854	(5,416)	13,861	376	-	-
Interest expense	-	(6,280)	-	(15,872)	(3,714)	(840)	(26,706)
Net interest income	22,366	42,708	25,970	10,906	10,085	8,193	120,228
(Provision) release for loan and lease losses	(11,608)	(7,259)	(2,020)	-	(251)	152	(20,986)
Non-interest income (loss)	4,672	11,290	913	62	732	2,109	19,778
Direct non-interest expenses	(10,131)	(28,029)	(11,659)	(1,498)	(8,253)	(6,671)	(66,241)
Segment income	$5,299	$18,710	$13,204	$9,470	$2,313	$3,783	$52,779

Average earning assets	$2,577,067	$1,978,803	$2,653,482	$2,780,102	$1,171,788	$607,915	$11,769,157

(In thousands)	Mortgage Banking	Consumer (Retail) Banking	Commercial and Corporate	Treasury and Investments	United States Operations	Virgin Islands Operations	Total
For the quarter ended June 30, 2015:
Interest income	$36,296	$49,031	$32,753	$11,709	$12,017	$9,826	$151,632
Net (charge) credit for transfer of funds	(12,347)	4,797	(3,893)	7,619	3,824	-	-
Interest expense	-	(5,853)	-	(14,522)	(4,056)	(724)	(25,155)
Net interest income	23,949	47,975	28,860	4,806	11,785	9,102	126,477
(Provision) release for loan and lease losses	(7,944)	(5,957)	(63,722)	-	3,275	82	(74,266)
Non-interest income (loss)	4,232	11,952	555	(12,519)	730	1,720	6,670
Direct non-interest expenses	(9,228)	(32,462)	(11,138)	(1,045)	(7,196)	(8,871)	(69,940)
Segment income (loss)	$11,009	$21,508	$(45,445)	$(8,758)	$8,594	$2,033	$(11,059)

Average earning assets	$2,669,391	$2,005,232	$2,916,014	$2,697,611	$984,329	$636,090	$11,908,667

	Mortgage Banking	Consumer (Retail) Banking	Commercial and Corporate	Treasury and Investments	United States Operations	Virgin Islands Operations	Total
Six-Month Period Ended June 30, 2016:
Interest income	$70,260	$91,200	$64,934	$26,677	$26,147	$18,547	$297,765
Net (charge) credit for transfer of funds	(25,599)	7,736	(11,512)	28,387	988	-	-
Interest expense	-	(12,442)	-	(31,341)	(7,403)	(1,703)	(52,889)
Net interest income	44,661	86,494	53,422	23,723	19,732	16,844	244,876
(Provision) release for loan and lease losses	(17,748)	(15,796)	(9,568)	-	(461)	1,534	(42,039)
Non-interest income (loss)	9,159	24,026	1,474	(2,339)	1,915	4,012	38,247
Direct non-interest expenses	(20,964)	(60,118)	(21,323)	(2,548)	(15,514)	(13,660)	(134,127)
Segment income	$15,108	$34,606	$24,005	$18,836	$5,672	$8,730	$106,957

Average earning assets	$2,589,671	$1,998,955	$2,527,919	$2,845,682	$1,156,209	$618,476	$11,736,912

	Mortgage Banking	Consumer (Retail) Banking	Commercial and Corporate	Treasury and Investments	United States Operations	Virgin Islands Operations	Total
Six-Month Period Ended June 30, 2015:
Interest income	$70,172	$98,867	$67,556	$24,776	$23,248	$19,498	$304,117
Net (charge) credit for transfer of funds	(23,583)	8,481	(7,688)	15,373	7,417	-	-
Interest expense	-	(11,510)	-	(30,529)	(8,395)	(1,559)	(51,993)
Net interest income	46,589	95,838	59,868	9,620	22,270	17,939	252,124
(Provision) release for loan and lease losses	(14,907)	(22,642)	(72,815)	-	5,408	(2,280)	(107,236)
Non-interest income (loss)	7,631	23,745	1,703	(12,619)	1,254	4,242	25,956
Direct non-interest expenses	(17,293)	(64,021)	(19,117)	(2,384)	(14,379)	(17,451)	(134,645)
Segment income (loss)	$22,020	$32,920	$(30,361)	$(5,383)	$14,553	$2,450	$36,199

Average earning assets	$2,581,309	$1,971,815	$3,025,204	$2,730,699	$978,178	$637,617	$11,924,822

The following table presents a reconciliation of the reportable segment financial information to the consolidated totals:

	Quarter Ended		Six-Month Period Ended
	June 30,		June 30,
	2016	2015	2016	2015

Net income :

Total segment income (loss)	$52,779	$(11,059)	$106,957	$36,199
Other non-interest income (loss) (1)	-	-	-	13,443
Other operating expenses (2)	(23,303)	(32,859)	(48,414)	(59,882)
Income before income taxes	29,476	(43,918)	58,543	(10,240)
Income tax (expense) benefit	(7,523)	9,844	(13,246)	1,812
Total consolidated net income (loss)	$21,953	$(34,074)	$45,297	$(8,428)

Average assets:

Total average earning assets for segments	$11,769,157	$11,908,667	$11,736,912	$11,924,822
Average non-earning assets	972,711	945,660	961,237	940,335
Total consolidated average assets	$12,741,868	$12,854,327	$12,698,149	$12,865,157

(1)	The bargain purchase gain on the acquisition of assets and assumption of deposits from Doral Bank in 2015 is presented as an Other non-interest gain (loss) the table above.
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

First BanCorp. is subject to the Written Agreement that the Corporation entered into with the New York FED on June 3, 2010. The Written Agreement provides, among other things, that the holding company must serve as a source of strength to FirstBank, and that, except with the consent generally of the New York FED and the Federal Reserve Board, (1) the holding company may not pay dividends to stockholders or receive dividends from FirstBank, (2) the holding company and its nonbank subsidiaries may not make payments on trust-preferred securities or subordinated debt, and (3) the holding company cannot incur, increase, or guarantee debt or repurchase any capital securities. The Written Agreement also required that the holding company submit a capital plan acceptable to the New York FED that reflected sufficient capital at First BanCorp. on a consolidated basis and followed certain guidelines with respect to the appointment or change in responsibilities of senior officers. The foregoing summary is not complete and is qualified in all respects by reference to the actual language of the Written Agreement, which has been filed with the SEC.

The Corporation submitted its Capital Plan setting forth its plans for how to improve its capital positions to comply with the Written Agreement over time. In addition to the Capital Plan, the Corporation submitted to its regulators a liquidity and brokered CD plan, including a contingency funding plan, a non-performing asset reduction plan, a budget and profit plan, a strategic plan, and a plan for the reduction of classified and special mention assets. As of June 30, 2016, the Corporation had completed all of the items included in the Capital Plan and is continuing to work on reducing non-performing loans. The Written Agreement also requires the submission to the regulators of quarterly progress reports.

Although the Corporation and FirstBank became subject to the U.S. Basel III capital rules (“Basel III rules”) beginning on January 1, 2015, certain requirements of the Basel III rules will be phased in over several years. The phase-in period for certain deductions and adjustments to regulatory capital (such as certain intangible assets and deferred tax assets that arise from net operating losses and tax credit carryforwards) will be completed on January 1, 2018. The Corporation and FirstBank compute risk-weighted assets using the Standardized Approach required by the Basel III rules.

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

    In March 2016, the FDIC adopted a final rule that imposes a deposit insurance assessment surcharge on banks with at least $10 billion in assets, of 4.5 cents per $100 of their assessment base, after making certain adjustments. For purposes of this surcharge, the first $10 billion of assets are subtracted from the regular insurance assessment base to determine the surcharge base. The final rule became effective on July 1, 2016 and applies to FirstBank. The FDIC also implemented a reduced initial base assessment rate, which reduce the standard risk-based assessment rate. The adoption of this rule is expected to result in a decrease on the total FDIC insurance premium expense (standard risk-based assessment + assessment surcharge expense) of approximately $3.0 million, on an annual basis, based on the Bank’s current surcharge base which is slightly higher than the $10 billion threshold.

Other Recent Regulatory Developments

    In May 2016, the federal banking agencies proposed regulations governing incentive-based compensation practices at covered banking institutions. These proposed rules are intended to better align the financial rewards for covered employees with an institution’s long-term safety and soundness. Portions of these proposed rules would apply to the Corporation and FirstBank. Those applicable provisions would generally (i) prohibit types and features of incentive-based compensation arrangements that encourage inappropriate risk because they are “excessive” or “could lead to material financial loss” at the banking institution; (ii) require incentive-based compensation arrangements to adhere to three basic principles: (1) a balance between risk and reward; (2) effective risk management and controls; (3) effective governance; and (iii) require appropriate board of directors (or committee) oversight and recordkeeping and disclosures to the banking institution’s primary regulatory agency. The nature and substance of any final action to adopt these proposed rules and the timing of any such action, are not known at this time.

    Please refer to the discussion in “Part I – Item 7 – Business – Supervision and Regulation” in the Corporation’s 2015 Form 10-K for a more complete discussion of supervision and regulatory matters and activities that affect the Corporation and its subsidiaries.

The Corporation's and its banking subsidiary's regulatory capital positions as of June 30, 2016 and December 31, 2015 were as follows:

	Regulatory Requirements

	Actual		For Capital Adequacy Purposes		To be Well-Capitalized-Regular Thresholds

	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
As of June 30, 2016
Total Capital (to
Risk-Weighted Assets)
First BanCorp.	$1,867,840	20.72%	$721,043	8.0%	N/A	N/A
FirstBank	$1,819,385	20.19%	$720,852	8.0%	$901,065	10.0%
Common Equity Tier 1 Capital
(to Risk-Weighted Assets)
First BanCorp.	$1,543,152	17.12%	$405,587	4.5%	N/A	N/A
FirstBank	$1,470,831	16.32%	$405,479	4.5%	$585,692	6.5%
Tier I Capital (to
Risk-Weighted Assets)
First BanCorp.	$1,543,152	17.12%	$540,783	6.0%	N/A	N/A
FirstBank	$1,704,423	18.92%	$540,639	6.0%	$720,852	8.0%
Leverage ratio
First BanCorp.	$1,543,152	12.34%	$500,222	4.0%	N/A	N/A
FirstBank	$1,704,423	13.65%	$499,590	4.0%	$624,488	5.0%

As of December 31, 2015
Total Capital (to
Risk-Weighted Assets)
First BanCorp.	$1,828,559	20.01%	$731,164	8.0%	N/A	N/A
FirstBank	$1,802,711	19.73%	$730,824	8.0%	$913,530	10.0%
Common Equity Tier 1 Capital
(to Risk-Weighted Assets)
First BanCorp.	$1,546,678	16.92%	$411,280	4.5%	N/A	N/A
FirstBank	$1,493,478	16.35%	$411,088	4.5%	$593,794	6.5%
Tier I Capital (to
Risk-Weighted Assets)
First BanCorp.	$1,546,678	16.92%	$548,373	6.0%	N/A	N/A
FirstBank	$1,685,656	18.45%	$548,118	6.0%	$730,824	8.0%
Leverage ratio
First BanCorp.	$1,546,678	12.22%	$506,322	4.0%	N/A	N/A
FirstBank	$1,685,656	13.33%	$505,648	4.0%	$632,060	5.0%

The Corporation enters into financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments may include commitments to extend credit and commitments to sell mortgage loans at fair value. As of June 30, 2016, commitments to extend credit amounted to approximately $1.2 billion, of which $646.3 million relates to credit card loans. Commercial and Financial standby letters of credit amounted to approximately $35.3 million. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Since certain commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. For most of the commercial lines of credit, the Corporation has the option to reevaluate the agreement prior to additional disbursements. In the case of credit cards and personal lines of credit, the Corporation can cancel the unused credit facility at any time and without cause. Generally, the Corporation does not enter into interest rate lock agreements with prospective borrowers in connection with its mortgage banking activities.

As of June 30, 2016, First BanCorp. and its subsidiaries were defendants in various legal proceedings arising in the ordinary course of business. Management believes that the final disposition of these matters, to the extent not previously provided for, will not have a material adverse effect, individually or in the aggregate, on the Corporation’s financial position, results of operations or cash flows.

NOTE 24 – FIRST BANCORP. (HOLDING COMPANY ONLY) FINANCIAL INFORMATION

The following condensed financial information presents the financial position of the Holding Company only as of June 30, 2016 and December 31, 2015 and the results of its operations for the quarters and six-month periods ended June 30, 2016 and 2015.

Statements of Financial Condition

	As of June 30,	As of December 31,
	2016	2015
	(In thousands)

Assets
Cash and due from banks	$28,430	$29,103
Money market investments	6,111	6,111
Other investment securities	285	285
Loans held for investment, net	246	266
Investment in First Bank Puerto Rico, at equity	1,947,122	1,888,036
Investment in First Bank Insurance Agency, at equity	9,578	14,382
Investment in FBP Statutory Trust I	2,929	2,929
Investment in FBP Statutory Trust II	3,561	3,866
Other assets	5,210	4,632
Total assets	$2,003,472	$1,949,610
Liabilities and Stockholders' Equity
Liabilities:
Other borrowings	$216,187	$226,492
Accounts payable and other liabilities	832	28,984
Total liabilities	217,019	255,476
Stockholders' equity	1,786,453	1,694,134
Total liabilities and stockholders' equity	$2,003,472	$1,949,610

Statement of Income

	Quarter Ended		Six-Month Period Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(In thousands)		(In thousands)

Income:
Interest income on money market investments	$5	$5	$10	$10
Dividend income from subsidiaries	31,158	-	38,158	-
Other income	63	325	123	381
	31,226	330	38,291	391
Expense:
Other borrowings	1,982	1,843	3,960	3,660
Other operating expenses	978	753	1,628	1,357
	2,960	2,596	5,588	5,017

Gain on early extinguishment of debt	-	-	4,217	-

Income (loss) before income taxes and equity
in undistributed earnings (losses) of subsidiaries	28,266	(2,266)	36,920	(4,626)
Equity in undistributed (losses) earnings of subsidiaries	(6,313)	(31,808)	8,377	(3,802)

Net income (loss)	$21,953	$(34,074)	$45,297	$(8,428)

Other Comprehensive income (loss), net of tax	13,875	(10,168)	44,266	(3,028)
Comprehensive income (loss)	$35,828	$(44,242)	$89,563	$(11,456)

NOTE 25 – SUBSEQUENT EVENTS

  The Corporation has performed an evaluation of events occurring subsequent to June 30, 2016; management has determined that there are no events occurring in this period that require disclosure in or adjustment to the accompanying financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)

SELECTED FINANCIAL DATA
	Quarter ended		Six-Month Period Ended
(In thousands, except for per share and financial ratios)	June 30,		June 30,
	2016	2015	2016	2015
Condensed Income Statements:
Total interest income	$146,934	$151,632	$297,765	$304,117
Total interest expense	26,706	25,155	52,889	51,993
Net interest income	120,228	126,477	244,876	252,124
Provision for loan and lease losses	20,986	74,266	42,039	107,236
Non-interest income	19,778	6,670	38,247	39,399
Non-interest expenses	89,544	102,799	182,541	194,527
Income (loss) before income taxes	29,476	(43,918)	58,543	(10,240)
Income tax (expense) benefit	(7,523)	9,844	(13,246)	1,812
Net income (loss)	21,953	(34,074)	45,297	(8,428)
Net income (loss) attributable to common stockholders	21,953	(34,074)	45,297	(8,428)
Per Common Share Results:
Net earnings (loss) per share-basic	$0.10	$(0.16)	$0.21	$(0.04)
Net earnings (loss) per share-diluted	$0.10	$(0.16)	$0.21	$(0.04)
Cash dividends declared	$-	$-	$-	$-
Average shares outstanding	212,768	211,247	212,558	210,968
Average shares outstanding diluted	215,923	211,247	214,598	210,968
Book value per common share	$8.06	$7.60	$8.06	$7.60
Tangible book value per common share (1)	$7.83	$7.35	$7.83	$7.35
Selected Financial Ratios (In Percent):
Profitability:
Return on Average Assets	0.69	(1.06)	0.72	(0.13)
Interest Rate Spread	3.76	3.98	3.85	3.98
Net Interest Margin	4.01	4.18	4.09	4.18
Interest Rate Spread - tax equivalent basis (2)	3.88	4.13	3.99	4.12
Net Interest Margin - tax equivalent basis (2)	4.13	4.33	4.24	4.32
Return on Average Total Equity	5.03	(8.06)	5.24	(1.00)
Return on Average Common Equity	5.14	(8.23)	5.35	(1.03)
Average Total Equity to Average Total Assets	13.78	13.19	13.69	13.16
Tangible common equity ratio (1)	13.65	12.61	13.65	12.61
Dividend payout ratio	-	-	-	-
Efficiency ratio (3)	63.96	77.21	64.47	66.73
Asset Quality:
Allowance for loan and lease losses to total loans held for investment	2.64	2.45	2.64	2.45
Net charge-offs (annualized) to average loans (4) (5)	1.11	3.41	1.08	2.34
Provision for loan and lease losses to net charge-offs (6)	85.11	94.23	87.05	99.19
Non-performing assets to total assets (4)	6.05	5.12	6.05	5.12
Non-performing loans held for investment to total loans held for investment (4)	6.74	5.12	6.74	5.12
Allowance to total non-performing loans held for investment (4)	39.19	47.79	39.19	47.79
Allowance to total non-performing loans held for investment,
excluding residential real estate loans (4)	54.05	76.77	54.05	76.77
Other Information:
Common Stock Price: End of period	$3.97	$4.82	$3.97	$4.82

	As of June 30, 2016	As of December 31, 2015
Balance Sheet Data:
Loans, including loans held for sale	$8,908,705	$9,148,251
Allowance for loan and lease losses	234,454	240,710
Money market and investment securities	2,406,857	2,299,520
Intangible assets	49,208	50,583
Deferred tax asset, net	299,291	311,263
Total assets	12,508,702	12,573,019
Deposits	9,225,019	9,338,124
Borrowings	1,371,187	1,381,492
Total preferred equity	36,104	36,104
Total common equity	1,733,832	1,685,779
Accumulated other comprehensive income (loss), net of tax	16,517	(27,749)
Total equity	1,786,453	1,694,134

______________
(1)	Non-GAAP financial measures. Refer to "Capital" below for additional information about the components and a reconciliation of these measures.
(2)	On a tax-equivalent basis and excluding the changes in fair value of derivative instruments (see "Net Interest Income" below for a reconciliation of these non-GAAP financial measures).
(3)	Non-interest expense to the sum of net interest income and non-interest income. The denominator includes non-recurring income and changes in the fair value of derivative instruments.
(4)

Loans used in the denominator in calculating each of these ratios include purchased credit-impaired ("PCI") loans. However, the Corporation separately tracks and reports PCI loans and excludes these from non-performing loan and non-performing asset statistics.

(5)

The ratio of net charge-offs to average loans, excluding charge-offs associated with the bulk sale of assets, was 0.76% and 1.03% for the quarter and six-month period ended June 30, 2015, respectively.

(6)

The ratio of the provision for loan and lease losses to net charge-offs, excluding the impact of the bulk sale of assets, was 157.21% and 129.16% for the quarter and six-month period ended June 30, 2015, respectively.

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

     The Corporation had net income of $22.0 million, or $0.10 per diluted common share, for the quarter ended June 30, 2016, compared to a net loss of $34.1 million, or $0.16 per diluted common share, for the same period in 2015.  The Corporation’s financial results for the second quarter of 2015 were impacted by several items that management believes are not reflective of core operating performance, are not expected to reoccur with any regularity or may reoccur at uncertain times and amounts, including: (i) a $48.7 million pre-tax loss on a bulk sale of assets, mostly comprised of non-performing and adversely classified commercial loans, including transaction expenses (a $19.0 million tax benefit related to this transaction was recorded in the second quarter of 2015), (ii) Other-than-temporary impairment (“OTTI”) losses on debt securities of $13.1 million, primarily on Puerto Rico Government debt securities (no tax benefit was recognized for the OTTI charges), and (iii) pre-tax costs of approximately $2.6 million related to the conversion of loan and deposit accounts acquired from Doral Bank to the FirstBank systems (a $1.0 million tax benefit associated with these costs was recorded in the second quarter of 2015).

     The following table reconciles for the second quarter of 2016 and 2015, the reported net income to adjusted net income, a non-GAAP financial measure that excludes items that management believes are not reflective of core operating performance, are not expected to reoccur with any regularity or may reoccur at uncertain times and amounts:

	Quarter Ended June 30,
	2016	2015
(In thousands)
Net income (loss), as reported	$21,953	$(34,074)
Adjustments:
Loss on bulk sale of assets, including transaction expenses	-	48,667
Other-than-temporary impairment on debt securities	-	13,097
Conversion costs of loans and deposits assumed
from Doral Bank	-	2,562
Income tax impact of adjustments	-	(19,979)
Adjusted net income	$21,953	$10,273

The key drivers of the Corporation’s financial results for the quarter ended June 30, 2016, compared to the same period in 2015, include the following:

•         Net interest income decreased $6.3 million to $120.2 million for the quarter ended June 30, 2016 compared to $126.5 million for the same period in 2015. The decrease in net interest income was primarily driven by a $5.9 million reduction in interest income on loans, including: (i) a $3.9 million decrease in interest income on consumer loans mainly attributable to a decrease of $149.3 million in the average balance of this portfolio, primarily auto loans, (ii) a $1.1 million decrease in interest income on commercial and construction loans reflecting a decline of $198.5 million in the average balance of these portfolios that resulted in a decrease of approximately $0.9 million in interest income and the adverse impact of  large commercial relationships classified as non-performing in 2016, and (iii) a $1.0 million decrease in interest income on residential mortgage loans primarily reflecting both a decrease in cash collections on residential non-performing loans and a decrease of $13.5 million in the average balance of this portfolio.  In addition, net interest income was adversely impacted by a $1.6 million increase in interest expense primarily reflecting the upward repricing of the repurchase agreements and a higher average balance of FHLB advances.

The aforementioned adverse variances were partially offset by: (i) a $0.8 million increase in interest income on interest-bearing cash balances, due to the increase in fed fund rates in December 2015 and a $280.8 million increase in the average balance of deposits maintained in the Federal Reserve Bank, and, (ii) a $0.4 million increase in interest income on investment securities primarily due to an increase of $114.5 million in the average balance of U.S. agencies debt securities, reflecting securities purchases in excess of investments called prior to maturity.

The net interest margin, excluding fair value adjustments, decreased 17 basis points to 4.01% for the second quarter of 2016 compared to the same period in 2015. The decline was primarily driven by a higher level of liquidity maintained during the second quarter of 2016, derived from loan repayments, and the adverse impact of large commercial relationships classified as non-performing in 2016. For a definition and reconciliation of this non-GAAP measure, refer to “Net Interest Income” discussion below.

•         The provision for loan and lease losses decreased $53.3 million to $21.0 million for the second quarter of 2016 compared to $74.3 million for the same period in 2015. The provision for the second quarter of 2015 included a charge of $46.9 million associated with a bulk sale of assets.  On June 5, 2015, the Corporation completed the bulk sale of commercial and construction loans with a book value of $147.5 million (principal balance of $196.5 million), comprised mostly of non-performing and adversely classified loans, as well as other real estate owned (“OREO”) with a book value of $2.9 million in a cash transaction. The sale price of this bulk sale was $87.3 million. Approximately $15.3 million of reserves had been allocated to the loans. This transaction resulted in total charge-offs of $61.4 million and an incremental pre-tax loss of $48.7 million, including $0.9 million in professional service fees directly attributable to this bulk sale.

Excluding the impact of the bulk sale of assets in the second quarter of 2015, the provision of $21.0 million for the second quarter of 2016 decreased by $6.4 million compared to the adjusted provision of $27.4 million for the same period in 2015.  The decrease reflects a reduction of $10.8 million in the adjusted provision for commercial and construction loans primarily due to the impact in the second quarter of 2015 of a $15.5 million charge to the provision as a result of the incorporation of the $61.4 million of net charge-offs from the bulk sale in the historical loss rates used to estimate the general reserve for commercial loans collectively evaluated for impairment, partially offset by lower loan loss recoveries in Florida as compared to the second quarter of 2015.

The aforementioned decrease in the adjusted provision for commercial and construction loans was partially offset by a $2.7 million increase in the provision for residential mortgage loans, primarily due to revisions to the quarterly home price index for Puerto Rico published by the Federal Housing Finance Agency, which is used as the basis for the estimated value of the underlying collateral of the portfolio for purposes of determining the general reserve. In addition, the provision for consumer loans increased by $1.7 million reflecting the impact in the second quarter of 2015 of loan loss recoveries of $2.7 million on the sale of certain fully charged-off auto and personal loans, partially offset by improvements in historical charge-offs trends and the decrease in the size of this portfolio, primarily auto loans.

Net charge-offs totaled $24.7 million for the second quarter of 2016, or 1.11% of average loans on an annualized basis, compared to $78.8 million, or 3.41% of average loans, for the same period in 2015.  The bulk sale of assets added $61.4 million in net charge-offs in the second quarter of 2015.  Excluding the impact of net charge-offs related to the bulk sale of assets, the $24.7 million of net charge-offs for the second quarter of 2016 increased by $7.3 million compared to adjusted net charge-offs of $17.4 million for the second quarter of 2015, primarily reflecting higher losses on residential mortgage loans.

Refer to “Basis of Presentation” below for a reconciliation of certain non-GAAP financial measures (“adjusted net charge-offs” and “adjusted provision for loan and lease losses,”), which reflect the exclusion of the realized loss on the bulk sale of assets, with the corresponding measures calculated and presented in accordance with GAAP. Also refer to the discussions under “Provision for loan and lease losses” and “Risk Management” below for an analysis of the allowance for loan and lease losses and non-performing assets and related ratios.

•         The Corporation recorded non-interest income of $19.8 million for the second quarter of 2016, compared to $6.7 million for the same period in 2015.  The increase primarily reflects the impact in the second quarter of 2015 of OTTI charges on debt securities amounting to $13.1 million, primarily on Puerto Rico Government debt securities.  Refer to “Non-Interest Income” below for additional information.

•         Non-interest expenses decreased by $13.2 million to $89.5 million for the second quarter of 2016 compared to the same period in 2015.  Non-interest expenses for the second quarter of 2015 included $1.2 million of expenses and losses related to the bulk sale of assets and costs of $2.6 million related to the conversion of loan and deposit accounts acquired from Doral Bank to the FirstBank systems.  Excluding the aforementioned items, the $89.5 million of non-interest expenses for the second quarter of 2016 decreased by $9.5 million compared to adjusted non-interest expenses of $99.0 million for the same period in 2015.  The decrease was primarily related to: (i) a $4.8 million decrease in adjusted professional service fees primarily reflecting the impact in the second quarter of 2015 of interim servicing costs of $2.4 million related to loans and deposits acquired from Doral Bank and of $1.3 million of professional service fees incurred in special projects and strategic, stress testing and capital planning matters, (ii) a $2.0 million decrease in occupancy and equipment costs reflecting reductions in depreciation, electricity and repairs expenses, (iii) a $1.3 million decrease in adjusted losses on OREO operations primarily due to lower property tax expenses, and (iv) decreases in other operating expenses such as a reduction of $0.7 million in processing expenses mainly due to the sale of merchant contracts in the fourth quarter of 2015 and a $0.6 million decrease in supplies, printing and mailing costs.  Refer to “Basis of Presentation” below for a reconciliation of the non-GAAP financial measures “adjusted non-interest expenses,” which reflects the exclusion in the second quarter of 2015 of expenses related to the bulk sale of assets and costs related to the conversion of loan and deposit accounts from Doral Bank to the FirstBank systems, to the corresponding GAAP measure. Also refer to “Non-Interest Expenses” below for additional information.

•         For the second quarter of 2016, the Corporation recorded an income tax expense of $7.5 million, compared to an income tax benefit of $9.8 million for the same period in 2015.  The variance reflects higher taxable income mainly due to the impact in 2015 of realized losses on the bulk sale of assets.  The Corporation’s effective tax rate for the first six months of 2016 was 23% (22% excluding entities from which a tax benefit cannot be recognized), which approximates the expected effective tax rate for the year, compared to 18% (30% excluding entities from which a tax benefit cannot be recognized) for the first half of 2015.  As of June 30, 2016, the Corporation had a net deferred tax asset of $299.3 million (net of a valuation allowance of $198.2 million).  Refer to “Income Taxes” below for additional information.

•         As of June 30, 2016, total assets were $12.5 billion, a decrease of $64.3 million from December 31, 2015.  The decrease was mainly due to a $239.5 million decrease in total loans, including a $145.8 million reduction in commercial and construction loans and a $75.0 million decrease in consumer loans. The decrease in commercial and construction loans was mainly driven by the repayment of several large commercial loans in the first half of 2016, including repayments totaling $145.3 million associated with six commercial relationships, partially offset by new loan originations. The decrease in total loans was partially offset by a $116.7 million increase in available-for-sale investment securities driven by purchases of debt securities issued or guaranteed by U.S. agencies and higher fair values on U.S. agencies MBS and debt securities. In addition, the balance of cash and cash equivalents increased by $75.5 million primarily tied to an increase in demand deposits and proceeds from loan repayments.  Refer to “Financial Condition and Operating Data” below for additional information.

•         As of June 30, 2016, total liabilities were $10.7 billion, a decrease of $156.6 million, from December 31, 2015.  The decrease was mainly due to a $288.4 million decrease in brokered CDs, a $10 million decrease in junior subordinated debentures associated with the repurchase and cancellation of certain trust preferred securities, and  the payment of interest on trust preferred securities amounting to $31.2 million that represents the aggregate amount of quarterly payments deferred and accrued since March 2012.  As of June 30, 2016, the Corporation is current on all interest payments due related to its subordinated debt.  These reductions were partially offset by a $99.7 million increase in deposits, excluding government deposits and brokered CDs, primarily reflected in the Puerto Rico region, and a $67.0 million increase in government deposits.  Refer to “Risk Management – Liquidity and Capital Adequacy” below for additional information about the Corporation’s funding sources.

•         As of June 30, 2016, the Corporation’s stockholders’ equity was $1.8 billion, an increase of $92.3 million from December 31, 2015.  The increase was mainly driven by the net income of $45.3 million for the first half of 2016 and a $36.0 million increase in the fair value of available-for-sale U.S. agency MBS and debt securities recorded as part of other comprehensive income.

•         The Corporation’s Total Capital, Common Equity Tier 1 Capital, Tier 1 Capital and Leverage ratios calculated under the Basel III rules were 20.72%, 17.12%, 17.12%, and 12.34%, respectively, as of June 30, 2016, compared to Total Capital, Common Equity Tier 1 Capital, Tier 1 Capital and Leverage ratios of 20.01%, 16.92%, 16.92%, and 12.22%, respectively, as of December 31,

2015.  The Corporation’s tangible common equity ratio increased to 13.65% as of June 30, 2016, from 12.84% as of December 31, 2015.  Refer to “Risk Management – Capital” below for additional information.

•         Total loan production, including purchases, refinancings, renewals and draws from existing revolving and non-revolving commitments, was $712.8 million for the quarter ended June 30, 2016, excluding the utilization activity on outstanding credit cards, compared to $762.5 million for the same period in 2015.  The decrease was reflected in most of the principal loan categories in Puerto Rico, which showed an aggregate decrease of $43.8 million.

•         Total non-performing assets were $756.2 million as of June 30, 2016, an increase of $146.3 million from December 31, 2015.  The increase was primarily attributable to the inflow in the first quarter of 2016 of the Corporation’s exposure to commercial mortgage loans guaranteed by the Puerto Rico Tourism Development Fund (“TDF”) with a book value of $127.3 million as of June 30, 2016 and the inflow in the second quarter of 2016 of a $35.0 million commercial relationship in Puerto Rico.  The increase resulting from the inflow of large commercial loans was partially offset by reductions in non-performing residential, consumer and OREO balances.  Refer to “Risk Management - Non-accruing and Non-performing Assets” below for additional information.

•         Adversely classified commercial and construction loans held for investment increased by $44.6 million to $566.8 million as of June 30, 2016 from $522.1 million as of December 31, 2015, including the migration to adverse classification categories of the aforementioned $35.0 million non-performing commercial relationship in Puerto Rico.

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

During the second quarter of 2016, the Corporation reviewed its historical accounting treatment as loans for its $161.3 million of financing arrangements with Puerto Rico municipalities issued in bond form, but underwritten as loans with features that are typically found in commercial loan transactions. This review came as a result of the recent determination of the Federal Reserve Board that the transactions must be treated for regulatory reporting purposes as investment securities.  The Puerto Rico Municipal Finance Act (the “Act”) requires the designation of financing arrangements obtained by municipalities with maturities greater than 8 years as “special obligation bonds” subject to specific provisions under the Act.  The Corporation has concluded that the impact of accounting for the transactions as investment securities rather than loans does not have a material effect on previously reported results of operations, financial condition, or cash flows and, accordingly, these financing arrangements are now accounted for and reported as held-to-maturity investment securities and not as loans as of June 30, 2016 and for prior periods.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income is the excess of interest earned by First BanCorp. on its interest-earning assets over the interest incurred on its interest-bearing liabilities. First BanCorp.’s net interest income is subject to interest rate risk due to the repricing and maturity mismatch of the Corporation’s assets and liabilities. Net interest income for the quarter and six-month period ended June 30, 2016 was $120.2 million and $244.9 million, respectively, compared to $126.5 million and $252.1 million for the comparable periods in 2015. On a tax-equivalent basis, and excluding the changes in the fair value of derivative instruments, net interest income for the quarter and six-month period ended June 30, 2016 was $123.7 million and $253.2 million, respectively, compared to $131.1 million and $260.7 million for the comparable periods in 2015.

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

Part I

	Average Volume		Interest income (1) / expense		Average Rate (1)
Quarter ended June 30,	2016	2015	2016	2015	2016	2015

(Dollars in thousands)

Interest-earning assets:
Money market & other short-term investments	$1,009,398	$737,227	$1,271	$510	0.51%	0.28%
Government obligations (2)	747,760	633,300	6,006	5,430	3.23%	3.44%
Mortgage-backed securities	1,380,043	1,508,831	9,898	10,297	2.88%	2.74%
FHLB stock	31,140	25,435	350	257	4.52%	4.05%
Other investments	1,727	818	2	-	0.47%	-
Total investments (3)	3,170,068	2,905,611	17,527	16,494	2.22%	2.28%

Residential mortgage loans	3,307,788	3,321,269	45,261	46,310	5.50%	5.59%
Construction loans	144,788	169,890	1,301	1,566	3.61%	3.70%
C&I and commercial mortgage loans	3,664,699	3,838,121	38,818	40,493	4.26%	4.23%
Finance leases	229,892	228,749	4,308	4,507	7.54%	7.90%
Consumer loans	1,536,755	1,687,243	43,223	46,875	11.31%	11.14%
Total loans (4) (5)	8,883,922	9,245,272	132,911	139,751	6.02%	6.06%
Total interest-earning assets	$12,053,990	$12,150,883	$150,438	$156,245	5.02%	5.16%

Interest-bearing liabilities:
Brokered CDs	$1,977,059	$2,437,937	$5,847	$6,039	1.19%	0.99%
Other interest-bearing deposits	5,987,694	6,034,536	11,377	10,941	0.76%	0.73%
Other borrowed funds	988,711	971,194	8,011	7,231	3.26%	2.99%
FHLB advances	455,000	325,000	1,471	944	1.30%	1.17%
Total interest-bearing liabilities	$9,408,464	$9,768,667	$26,706	$25,155	1.14%	1.03%

Net interest income			$123,732	$131,090

Interest rate spread					3.88%	4.13%

Net interest margin					4.13%	4.33%

	Average Volume		Interest income (1) / expense		Average Rate (1)
Six-Month Period Ended June 30,	2016	2015	2016	2015	2016	2015
(Dollars in thousands)

Interest-earning assets:
Money market & other short-term investments	$930,090	$774,782	$2,344	$1,047	0.51%	0.27%
Government obligations (2)	723,761	608,706	11,484	9,611	3.19%	3.18%
Mortgage-backed securities	1,384,924	1,530,197	22,175	22,798	3.22%	3.00%
FHLB stock	31,212	25,451	698	552	4.50%	4.37%
Other investments	1,599	590	3	-	0.38%	-
Total investments (3)	3,071,586	2,939,726	36,704	34,008	2.40%	2.13%

Residential mortgage loans	3,314,685	3,221,513	90,649	89,792	5.50%	5.62%
Construction loans	152,535	170,967	2,916	3,098	3.84%	3.65%
C&I and commercial mortgage loans	3,692,656	3,901,416	79,796	82,321	4.35%	4.26%
Finance leases	230,058	229,520	8,744	9,118	7.64%	8.01%
Consumer loans	1,556,726	1,708,229	87,255	94,398	11.27%	11.14%
Total loans (4) (5)	8,946,660	9,231,645	269,360	278,727	6.05%	6.08%
Total interest-earning assets	$12,018,246	$12,171,371	$306,064	$312,735	5.12%	5.18%

Interest-bearing liabilities:
Brokered CDs	$2,026,937	$2,586,470	$11,864	$12,649	1.18%	0.99%
Other interest-bearing deposits	5,966,560	5,900,493	22,617	22,025	0.76%	0.75%
Other borrowed funds	953,863	1,051,132	15,466	15,441	3.26%	2.96%
FHLB advances	455,000	325,000	2,942	1,878	1.30%	1.17%
Total interest-bearing liabilities	$9,402,360	$9,863,095	$52,889	$51,993	1.13%	1.06%

Net interest income			$253,175	$260,742

Interest rate spread					3.99%	4.12%

Net interest margin					4.24%	4.32%

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
(5)

Interest income on loans includes $2.4 million and $2.5 million for the quarters ended June 30, 2016 and 2015, respectively, and $5.2 million for each of the six-month periods ended June 30, 2016 and 2015, of income from prepayment penalties and late fees related to the Corporation’s loan portfolio.

Part II
	Quarter ended June 30,			Six-Month Period Ended June 30,
	2016 compared to 2015			2016 compared to 2015
	Increase (decrease)			Increase (decrease)
	Due to:			Due to:
(In thousands)	Volume	Rate	Total	Volume	Rate	Total

Interest income on interest-earning assets:
Money market & other short-term investments	$235	$526	$761	$245	$1,052	$1,297
Government obligations	945	(369)	576	1,852	21	1,873
Mortgage-backed securities	(918)	519	(399)	(2,227)	1,604	(623)
FHLB stock	61	32	93	130	16	146
Other investments	-	2	2	-	3	3
Total investments	323	710	1,033	-	2,696	2,696
Residential mortgage loans	(212)	(837)	(1,049)	2,713	(1,856)	857
Construction loans	(230)	(35)	(265)	(341)	159	(182)
C&I and commercial mortgage loans	(1,892)	217	(1,675)	(4,367)	1,842	(2,525)
Finance leases	16	(215)	(199)	35	(409)	(374)
Consumer loans	(4,278)	626	(3,652)	(8,339)	1,196	(7,143)
Total loans	(6,596)	(244)	(6,840)	(10,299)	932	(9,367)
Total interest income	(6,273)	466	(5,807)	(10,299)	3,628	(6,671)
Interest expense on interest-bearing liabilities:
Brokered CDs	(1,265)	1,073	(192)	(3,006)	2,221	(785)
Other interest-bearing deposits	(104)	540	436	277	315	592
Other borrowed funds	129	651	780	(1,492)	1,517	25
FHLB advances	408	119	527	825	239	1,064
Total interest expense	(832)	2,383	1,551	(3,396)	4,292	896
Change in net interest income	$(5,441)	$(1,917)	$(7,358)	$(6,903)	$(664)	$(7,567)

Portions of the Corporation’s interest-earning assets, mostly investments in obligations of some U.S. government agencies and sponsored entities, generate interest which is exempt from income tax, principally in Puerto Rico. Also, interest and gains on sales of investments held by the Corporation’s international banking entities (“IBEs”) are tax-exempt under the Puerto Rico tax law (refer to  “Income Taxes” below for additional information). To facilitate the comparison of all interest data related to these assets, the interest income has been converted to an adjusted taxable equivalent basis. The tax equivalent yield was estimated by dividing the interest rate spread on exempt assets by 1 less the Puerto Rico statutory tax rate as adjusted for changes to enacted tax rates (39.0%) and adding to it the average cost of interest-bearing liabilities. The computation considers the interest expense disallowance required by Puerto Rico tax law.

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

    The following table reconciles net interest income in accordance with GAAP to net interest income, excluding valuations, and net interest income on an adjusted tax-equivalent basis.  The table also reconciles net interest spread and net interest margin on a GAAP basis to these items excluding valuations and on an adjusted tax-equivalent basis:

(Dollars in thousands)
	Quarter Ended		Six-Month Period Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015

Interest Income - GAAP	$146,934	$151,632	$297,765	$304,117
Unrealized loss on derivative instruments	2	-	6	-
Interest income excluding valuations	146,936	151,632	297,771	304,117
Tax-equivalent adjustment	3,502	4,613	8,293	8,618
Interest income on a tax-equivalent basis excluding valuations	150,438	156,245	306,064	312,735

Interest Expense - GAAP	26,706	25,155	52,889	51,993

Net interest income - GAAP	$120,228	$126,477	$244,876	$252,124

Net interest income excluding valuations	$120,230	$126,477	$244,882	$252,124

Net interest income on a tax-equivalent basis excluding valuations	$123,732	$131,090	$253,175	$260,742

Average Balances
Loans and leases	$8,883,922	$9,245,272	$8,946,660	$9,231,645
Total securities, other short-term investments and interest-bearing cash balances	3,170,068	2,905,611	3,071,586	2,939,726
Average Interest-Earning Assets	$12,053,990	$12,150,883	$12,018,246	$12,171,371

Average Interest-Bearing Liabilities	$9,408,464	$9,768,667	$9,402,360	$9,863,095

Average Yield/Rate
Average yield on interest-earning assets - GAAP	4.90%	5.01%	4.98%	5.04%
Average rate on interest-bearing liabilities - GAAP	1.14%	1.03%	1.13%	1.06%
Net interest spread - GAAP	3.76%	3.98%	3.85%	3.98%
Net interest margin - GAAP	4.01%	4.18%	4.09%	4.18%

Average yield on interest-earning assets excluding valuations	4.90%	5.01%	4.98%	5.04%
Average rate on interest-bearing liabilities excluding valuations	1.14%	1.03%	1.13%	1.06%
Net interest spread excluding valuations	3.76%	3.98%	3.85%	3.98%
Net interest margin excluding valuations	4.01%	4.18%	4.09%	4.18%

Average yield on interest-earning assets on a tax-equivalent basis
and excluding valuations	5.02%	5.16%	5.12%	5.18%
Average rate on interest-bearing liabilities excluding valuations	1.14%	1.03%	1.13%	1.06%
Net interest spread on a tax-equivalent basis and excluding valuations	3.88%	4.13%	3.99%	4.12%
Net interest margin on a tax-equivalent basis and excluding valuations	4.13%	4.33%	4.24%	4.32%

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

For the quarter and six-month period ended June 30, 2016, net interest income decreased $6.2 million to $120.2 million, and $7.2 million to $244.9 million, respectively, compared to the same periods in 2015. The $6.2 million decrease in net interest income for the second quarter of 2016, compared to the same period in 2015 was primarily due to:

•         A $3.9 million decrease in interest income on consumer loans and finance leases mainly attributable to the decrease of $149.3 million in the average balance of this portfolio, primarily auto loans.

•         A $1.1 million decrease in interest income on commercial and construction loans, primarily reflecting a decline of $198.5 million in the average balance of these portfolios that resulted in a decrease of approximately $0.9 million in interest income and the adverse impact of large commercial relationships classified as non-performing in 2016, which are now accounted for on a cost-recovery basis.

•         A $1.0 million decrease in interest income on residential mortgage loans primarily reflecting both a decrease in cash collections on residential non-performing loans and a decrease of $13.5 million in the average balance of this portfolio.

•         A $1.6 million increase in interest expense primarily reflecting: (i) a $0.6 million increase in interest expense on repurchase agreements mainly attributable to the upward repricing of the agreements, (ii) a $0.5 million increase in interest expense on FHLB advances primarily attributable to the $130.0 million of advances obtained during the fourth quarter of 2015 with maturities of four years and at an average cost of 1.64%, (iii) a $0.4 million increase in interest expense on non-brokered deposits driven by the growth and pricing of new and renewed CDs in the current interest rate environment, and (iv) a $0.2 million increase in the interest expense on junior subordinated debentures that have been repricing at higher rates. These increases were partially offset by a $0.2 million decrease in the interest expense on brokered CDs mainly related to the effect of the $460.9 million decrease in the average balance, which more than offset higher costs due to both higher market interest rates, and, to a lesser extent, longer terms on new issuances compared to maturing CDs.

Partially offset by:

•         A $0.8 million increase in interest income on interest-bearing cash balances, due to the increase in fed fund rates in December 2015 and the $280.8 million increase in the average balance of deposits maintained in the Federal Reserve Bank.

•         A $0.4 million increase in interest income on investment securities primarily due to an increase of $114.5 million in the average balance of U.S. agencies debt securities, reflecting securities purchases in excess of investments called prior to maturity.

The $7.2 million decrease in net interest income for the first half of 2016, compared to the same period in 2015 was primarily due to:

•         A $7.5 million decrease in interest income on consumer loans and finance leases mainly attributable to the decrease of $151.0 million in the average balance of this portfolio, primarily auto loans.

•         A $1.7 million decrease in interest income on commercial and construction loans, primarily reflecting a decline of $227.2 million in the average balance of these portfolios that resulted in a decrease of approximately $2.0 million in interest income and the adverse impact of large commercial relationships classified as non-performing in 2016. Partially offsetting these variances were higher prepayments in 2016 that resulted in an increase of $1.5 million in prepayment penalties and deferred fees amortization and the upward repricing of commercial loans tied to short-term interest rates.

•         A $0.9 million increase in interest expense primarily reflecting: (i) a $1.1 million increase in interest expense on FHLB advances primarily attributable to the aforementioned $130.0 million of advances obtained during the fourth quarter of 2015, and (ii) a $0.6 million increase in interest expense on non-brokered deposits attributable to both a $66.1 million increase in the average balance and the growth and pricing of new and renewed retail CDs at current market interest rates.  These increases were partially offset by a $0.8 million decrease in the interest expense on brokered CDs mainly related to the effect of the $559.5 million decrease in the average balance that offset higher costs on new issuances.  Over the past 12 months, the Corporation repaid $1.7 billion of maturing brokered CDs with an all-in cost of 0.90% and new issuances amounted to $1.2 billion with an all-in cost of 1.16%.  The original average life of the brokered CDs outstanding as of June 30, 2016 was 2.4 years compared to an average life of 2.3 years a year ago.

Partially offset by:

•         A $1.0 million increase in interest income on residential mortgage loans primarily reflecting the full period impact of the loans acquired from Doral Bank in late February 2015, partially offset by lower cash collections on residential non-performing loans for which interest income is accounted for on a cash basis.

•         A $1.3 million increase in interest income on interest-bearing cash balances, due to the increase in fed fund rates in December 2015 and the $132.1 million increase in the average balance of deposits maintained in the Federal Reserve.

•         A $0.6 million increase in interest income on investment securities mainly attributable to the $115.1 million increase in the average balance of U.S. agencies debt securities reflecting purchases in excess of securities called prior to maturity.

    The net interest margin, excluding fair value adjustments, decreased by 17 basis points to 4.01% for the second quarter of 2016 compared to the same period in 2015, and decreased by 9 basis points to 4.09% for the first six months of 2016 compared to the same period in 2015.  The decrease in net interest margin for both periods was primarily driven by higher liquidity levels and the adverse impact of large commercial relationships classified as non-performing in 2016 for which interest payments are now accounted for on a cost-recovery basis.

On an adjusted tax-equivalent basis, net interest income for the quarter ended June 30, 2016 decreased by $7.4 million to $123.7 million when compared to the same period in 2015 and by $7.6 million to $253.2 million for the first six months of 2016 compared to the same period in 2015. In addition to the facts discussed above, the decrease also includes reductions of $1.1 million for the quarter and $0.3 million for the six-month period in the tax-equivalent adjustment attributable to a lower volume of tax-exempt assets.

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

For the second quarter ended June 30, 2016, the Corporation recorded a provision for loan and lease losses of $21.0 million compared to $74.3 million for the same period in 2015.  The provision for the second quarter of 2015 included a charge of $46.9 million associated with the bulk sale of assets.  Excluding the impact of the bulk sale of assets in the second quarter of 2015, the provision of $21.0 million for the second quarter of 2016 decreased by $6.4 million compared to the adjusted provision of $27.4 million for the same period in 2015.

The decrease of $6.4 million in the adjusted provision was driven by:

•         A $10.8 million decrease in the adjusted provision for commercial and construction loans primarily due to the impact in the second quarter of 2015 of a $15.5 million charge to the provision as a result of the incorporation of the $61.4 million of net charge-offs from the bulk sale in the historical loss rates used to estimate the general reserve for commercial loans collectively evaluated for impairment, partially offset by a $1.6 million decrease in loan loss recoveries in Florida, as compared to the second quarter of 2015, and the impact in the prior year of lower historical loss rates applied to some asset classifications resulting from improvements in loans’ migration experience.

Partially offset by:

•         A $2.7 million increase in the provision for residential mortgage loans, primarily due to revisions to the quarterly home price index for Puerto Rico published by the Federal Housing Finance Agency used as the basis for the estimated value of the underlying collateral of the portfolio for purposes of determining the general reserve and updated appraisals for loans evaluated for impairment based on delinquency and loan-to-value levels.

•         A $1.7 million increase in the provision for consumer loans reflecting the impact in the second quarter of 2015 of $2.7 million in loan loss recoveries recorded on the sale of certain fully charged-off auto and personal loans, partially offset by improvements in historical charge-off trends and the decrease in the size of this portfolio, primarily auto loans.

Net charge-offs totaled $24.7 million for the second quarter of 2016, or 1.11% of average loans on an annualized basis, compared to $78.8 million, or 3.41% of average loans for the same period in 2015.  The bulk sale of assets added $61.4 million in net charge-offs in the second quarter of 2015.  Excluding the impact of net charge-offs related to the bulk sale of assets, the $24.7 million of net charge-offs for the second quarter of 2016 increased by $7.3 million compared to adjusted net charge-offs of $17.4 million for the second quarter of 2015 primarily reflecting higher losses on residential mortgage loans

For the six-month period ended June 30, 2016, the Corporation recorded a provision for loan and lease losses of $42.0 million compared to $107.2 million for the same period in 2015. Excluding the impact of the bulk sale of assets in the second quarter of 2015, the provision of $42.0 million for the first six months of 2016 decreased by $18.3 million compared to the adjusted provision of $60.3 million for the same period in 2015.

The decrease of $18.3 million in the adjusted provision was driven by:

•         A $13.8 million decrease in the adjusted provision for commercial and construction loans primarily due to the aforementioned $15.5 million charge to the provision in the second quarter of 2015 as a result of the incorporation of the $61.4 million of net charge-offs from the bulk sale in the historical loss rates used to estimate the general reserve for commercial loans collectively evaluated for impairment and lower levels of charge-offs in the Puerto Rico region,  partially offset by a $1.7 million decrease in loan loss recoveries in Florida.

•         A $6.7 million decrease in the provision for consumer loans, primarily reflecting lower levels of charge-offs, declining loss severity rates on auto loans and the overall decrease in the size of these portfolios.  Consumer loans net charge-offs decreased by $4.0 million for the first six months of 2016 compared to the same period in 2015.

Partially offset by:

•         A $2.2 million increase in the provision for residential mortgage loans, primarily due to the aforementioned revision to the quarterly home price index for Puerto Rico and updated appraisals for loans evaluated for impairment based on delinquency and loan-to-value levels.

Refer to “Credit Risk Management” below for an analysis of the allowance for loan and lease losses, non-performing assets, impaired loans and related information, and refer to “Financial Condition and Operating Analysis – Loan Portfolio” and “Risk Management — Credit Risk Management” below for additional information concerning the Corporation’s loan portfolio exposure in the geographic areas where the Corporation does business.

Non-Interest Income

	Quarter Ended June 30,		Six-Month Period Ended June 30,
	2016	2015	2016	2015
	(In thousands)

Service charges on deposit accounts	$5,618	$5,219	$11,418	$9,774
Mortgage banking activities	4,893	4,763	9,646	8,381
Insurance income	1,542	1,522	4,811	4,544
Other operating income	7,725	8,263	14,834	16,510

Non-interest income before net gain (loss) on investments,
gain on early extinguishment of debt, and bargain
purchase gain	19,778	19,767	40,709	39,209

Net gain on sale of investments	-	-	8	-
OTTI on debt securities	-	(13,097)	(6,687)	(13,253)
Net loss on investments	-	(13,097)	(6,679)	(13,253)
Bargain purchase gain	-	-	-	13,443
Gain on early extinguishment of debt	-	-	4,217	-
Total	$19,778	$6,670	$38,247	$39,399

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

The gain on early extinguishment of debt is related to the repurchase and cancellation in the first quarter of 2016 of $10 million in trust preferred securities of the FBP Statutory Trust II that were auctioned in a public sale at which the Corporation was invited to participate. The Corporation repurchased and cancelled the repurchased trust preferred securities, resulting in a commensurate reduction in the related Floating Rate Junior Subordinated Debentures.  The Corporation’s winning bid equated to 70% of the $10 million par value.  The 30% discount, plus accrued interest, resulted in a gain of $4.2 million, which is reflected in the statement of income as a “Gain on early extinguishment of debt.”  As of June 30, 2016, the Corporation still has Floating Rate Junior Subordinated Debentures (“subordinated debt”) outstanding in the aggregate amount of $216.2 million.

    The bargain purchase gain is related to assets acquired and deposits assumed from Doral Bank in the first quarter of 2015.  On February 27, 2015, FirstBank acquired 10 Puerto Rico branches of Doral Bank, assumed $522.7 million in deposits related to such branches, acquired approximately $324.8 million in principal balance of loans, primarily residential mortgage loans, acquired $5.5 million of property, plant and equipment and received $217.7 million of cash, through an alliance with Banco Popular of Puerto Rico (“Popular”), who was the successful lead bidder with the FDIC on the failed Doral Bank, as well as other co-bidders.  Under the FDIC’s bidding format, Popular was the lead bidder and party to the purchase and assumption agreement with the FDIC covering all assets and deposits to be acquired by Popular and its alliance co-bidders. Popular entered into back to back purchase assumption agreements with the alliance co-bidders, including FirstBank, for the transferred assets and deposits. There is no loss-share arrangement with the FDIC related to the acquired assets, meaning that FirstBank assumed all losses with respect to such assets, with no financial assistance from the FDIC. The gain of $13.4 million represents the excess of the estimated fair value of the assets acquired (including cash payments of $217.7 million received from the FDIC) over the estimated fair value of the liabilities assumed.

   Non-interest income for the second quarter of 2016 amounted to $19.8 million, compared to $6.7 million for the second quarter of 2015.  The increase in non-interest income of $13.1 million was primarily due to the following:

•         The impact in the previous year second quarter of OTTI charges on debt securities amounting to $13.1 million, primarily on three Puerto Rico Government debt securities.

•         The impact in the previous year second quarter of a $0.6 million loss on the sale of a commercial mortgage loan held for sale as part of the bulk sale of assets, included as a reduction of “Other operating income” in the table above.

•         A $0.4 million increase in service charges on deposits primarily reflecting the implementation of new service and transactional fees on certain products implemented in November 2015.

•         A $0.1 million increase in revenues from the mortgage banking business driven by a $0.9 million increase in gains on sales of residential mortgage loans in the secondary market associated with market expectations of lower long-term interest rates that resulted in higher gain margins, partially offset by a $0.8 million increase in losses on TBAs MBS forward contracts.  Loans sold in the secondary market to U.S. government-sponsored entities amounted to $113.2 million with a related gain of $4.3 million in the second quarter of 2016, compared to $121.2 million with a related gain of $3.4 million in the comparable period of 2015.

Partially offset by:

•         A $0.5 million decrease in “other operating income” in the table above, reflecting a $1.9 million decrease in fees from merchant transactions due to the sale of merchant contracts completed in the fourth quarter of 2015 (a reduction of approximately $1.1 million in processing costs, depreciation and other expenses related to the sale of merchant contracts was reflected in non-interest expenses).  The decrease in fees from merchant contracts was partially offset by the impact in the previous year second quarter of a $0.6 million loss on the sale of a commercial mortgage loan held for sale as part of the bulk sale of assets and a $0.6 million gain on the sale of fixed assets recorded in the second quarter of 2016 primarily related to a real estate property sold in the Virgin Islands.

Non-interest income for the six-month period ended June 30, 2016 amounted to $38.2 million, compared to $39.4 million for the same period in 2015.  The $1.2 million decrease in non-interest income was primarily due to:

•         The impact in the first half of 2015 of the $13.4 million bargain purchase gain on assets acquired and deposits assumed from Doral.

•         A $1.7 million decrease in “other operating income” in the table above, reflecting a $3.8 million decrease in fees from merchant transactions due to the sale of merchant contracts completed in the fourth quarter of 2015 (a reduction of approximately $2.2 million in processing costs, depreciation and other expenses related to the sale of merchant contracts was reflected in non-interest expenses).  The decrease in fees from merchant contracts was partially offset by the aforementioned impact in the previous year of a $0.6 million loss on the sale of a commercial mortgage loan held for sale included in the bulk sale of assets, the $0.6 million gain on the sale of fixed assets recorded in the second quarter of 2016, a $0.4 million fee income recorded in the first quarter of 2016 related to a terminated credit agreement in which the Bank was committed to purchase a loan participation and higher interchange and ATM fee income.

Partially offset by:

•         A $6.6 million decrease in OTTI charges on debt securities.  During the first half of 2016, the Corporation has recorded OTTI charges of $6.3 million on three Puerto Rico Government debt securities held by the Corporation as part of its available-for-sale securities portfolio, specifically bonds of the Government Development Bank for Puerto Rico (the

“GDB”) and the Puerto Rico Public Buildings Authority.  This was the third OTTI charge on these securities recorded since June 30, 2015, as OTTI charges of $12.9 million and $3.0 million were booked in the second and fourth quarters of 2015, respectively. Refer to Note 4 of the Corporation’s unaudited consolidated financial statements for the quarter ended June 30, 2016 for additional information about the determination of this charge.

•         The $4.2 million gain recorded in the first quarter of 2016 on the repurchase and cancellation of $10 million in trust preferred securities.

•         A $1.6 million increase in service charges on deposits primarily associated with the full period impact of deposits assumed from Doral Bank late in February 2015, as well as the aforementioned implementation of new service and transactional fees on certain products in November 2015.

•         A $1.3 million increase in revenues from the mortgage banking business driven by a $2.3 million increase in gains on sales of residential mortgage loans in the secondary market associated with both a higher volume of sales and market expectations of lower long-term interest rates that resulted in higher gain margins, partially offset by a $1.3 million increase in losses on TBAs MBS forward contracts.  Loans sold in the secondary market to U.S. government-sponsored entities amounted to $219.2 million with a related gain of $8.6 million in the first half of 2016, compared to $206.5 million with a related gain of $6.3 million in the comparable period of 2015.    In addition, loan servicing fees increased by $0.2 million commensurate with the increase in the servicing portfolio.

•         A $0.3 million increase in insurance commission income.

Non-Interest Expenses

The following table presents the detail of non-interest expenses for the periods indicated:

	Quarter Ended June 30,		Six-Month Period Ended June 30,
	2016	2015	2016	2015
	(In thousands)

Employees' compensation and benefits	$37,401	$37,945	$75,836	$73,599
Occupancy and equipment	13,043	15,059	27,226	29,408
Insurance and supervisory fees	7,066	6,796	14,409	13,656
Taxes, other than income taxes	3,756	3,131	7,548	6,132
Professional service fees:
Collections, appraisals and other credit-related fees	2,898	3,777	5,279	7,224
Outsourcing technology services	4,937	4,789	9,705	9,493
Other professional fees	3,492	10,439	7,119	17,506
Credit and debit card processing expenses	3,274	3,945	6,556	7,902
Business promotion	4,048	3,934	8,051	6,802
Communications	1,725	2,045	3,533	3,653
Net loss on OREO and OREO operations	3,325	4,874	6,531	7,502
Other	4,579	6,065	10,748	11,650
Total	$89,544	$102,799	$182,541	$194,527

 Non-interest expenses decreased by $13.2 million to $89.5 million for the second quarter of 2016 compared to $102.8 million for the second quarter of 2015. Non-interest expenses in the second quarter of 2015 included $1.2 million of expenses and losses related to the bulk sale of assets and costs of $2.6 million related to the conversion of loan and deposit accounts acquired from Doral Bank to the FirstBank systems.  Excluding the aforementioned items, the $89.5 million of non-interest expenses for the second quarter of 2016 decreased by $9.5 million compared to adjusted non-interest expenses of $99.0 million for the same period in 2015.  The decrease of $9.5 million in adjusted non-interest expenses was principally attributable to:

•         A $4.8 million decrease in adjusted professional service fees primarily reflecting the impact in the second quarter of 2015 of interim servicing costs of $2.4 million related to loans and deposits acquired from Doral Bank and of $1.3 million of professional service incurred in special projects and strategic, stress testing and capital planning matters, both included as part of “other professional service fees” in the table above.

•         A $2.0 million decrease in occupancy and equipment costs reflecting reductions in depreciation, electricity and repairs expenses, including a reduction of approximately $0.4 million related to the depreciation of POS terminals sold as part of the sale of merchant contracts in the fourth quarter of 2015.

•         A $1.3 million decrease in adjusted losses on OREO operations primarily due to lower property tax expenses.

•         A $0.7 million decrease in processing expenses mainly due to the sale of merchant contracts in the fourth quarter of 2015.

•         A $0.6 million decrease in supplies, printing and mailing costs included as part of “Other” in the table above.

Non-interest expenses decreased by $12.0 million to $182.5 million for the first six months of 2016 compared to $194.5 million for the same period in 2015. Excluding the aforementioned $1.2 million of expenses and losses related to the bulk sale of assets and $4.6 million of acquisition and conversion costs incurred in the first half of 2015 related to the Doral Bank transaction, the $182.5 million of non-interest expenses for the first half of 2016 decreased by $5.9 million compared to adjusted non-interest expenses of $188.4 million for the same period in 2015.  The decrease of $5.9 million was principally attributable to:

•         A $7.5 million decrease in adjusted professional service fees primarily reflecting the impact in the first half of 2015 of interim servicing costs of $3.6 million related to loans and deposits acquired from Doral Bank and of $1.3 million of professional service fees incurred with respect to special projects and strategic, stress testing and capital planning matters. In addition, collections, appraisals and other credit related professional service fees related to troubled loan resolution efforts decreased by $1.9 million.

•         A $2.2 million decrease in occupancy and equipment costs reflecting reductions in depreciation, electricity and repairs expenses, including a reduction of approximately $0.8 million related to the depreciation of POS terminals sold as part of the sale of merchant contracts in the fourth quarter of 2015.

•         A $1.3 million decrease in processing expenses mainly due to the sale of merchant contracts in the fourth quarter of 2015.

•         A $0.7 million decrease in adjusted losses on OREO operations primarily reflecting a $1.1 million decrease in OREO-operating expenses, including lower property taxes, and a $0.7 million increase in rental income associated with both a higher inventory of income-producing properties and increased activity.  These decreases were partially offset by the impact in the first half of 2015 of a $1.2 million gain realized at the time of sale of certain commercial OREO properties.

Partially offset by:

•         A $2.3 million increase in employees’ compensation mainly due to merit salary increases and the full period impact of personnel costs associated with branches acquired from Doral Bank in February 2015, partially offset by decreases in incentive-based compensation due to production levels.

•         A $1.4 million increase in taxes, other than income taxes, mainly related to the increase in the sales tax rate from 7% to 11.5% effective since July 1, 2015.

•         A $1.7 million increase in business promotion expenses.

•         A $0.6 million increase in the FDIC insurance premium expense, included as part of “Insurance and Supervisory fees” in the table above, as the 2014 fourth quarter significant income is no longer part of the core earnings to average assets ratio component of the assessment that considers the most recent four quarters of earnings. In March 2016, the FDIC adopted a final rule that imposes a deposit insurance assessment surcharge on banks with at least $10 billion in assets, of 4.5 cents per $100 of their assessment base, after making certain adjustments. For purposes of this surcharge, the first $10 billion of assets are subtracted from the regular insurance assessment base to determine the surcharge base. The final rule became effective on July 1, 2016 and applies to FirstBank. The FDIC also implemented a reduced initial base assessment rate, which reduce the standard risk-based assessment rate. The adoption of this rule is expected to result in a decrease on the total FDIC insurance premium expense (standard risk-based assessment + assessment surcharge expense) of approximately $3.0 million, on an annual basis, based on the Bank’s current surcharge base which is slightly higher than the $10 billion threshold.

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

As of June 30, 2016, the deferred tax assets, net of a valuation allowance of $198.2 million, amounted to $299.3 million and management concluded, based upon the assessment of all positive and negative evidence, that it is more likely than not that the Corporation will generate sufficient taxable income within the applicable NOL carry-forward periods to realize such amount.

The Corporation recorded an income tax expense of $7.5 million and $13.2 million in the second quarter and first six months of 2016, respectively, compared to an income tax benefit of $9.8 million and $1.8 million for the same periods in 2015. The increase in income tax expense for the quarter and first six months of 2016, as compared to the same periods in 2015, was mainly attributable to higher taxable income mainly due to the impact in 2015 of realized losses on the bulk sale of assets. For the six-month period ended June 30, 2016, the Corporation calculated the provision for income taxes by applying the estimated annual effective tax rate for the full fiscal year to ordinary income or loss.  The income tax expense as a percentage of the income before income taxes for the first half of 2016 is 23% compared to 18% for the same period in 2015.  In the computation of the consolidated worldwide estimated annual effective tax rate, ASC 740-270 requires the exclusion of legal entities with pre-tax losses from which a tax benefit cannot be recognized. The consolidated worldwide estimated annual effective tax rate, excluding entities with pre-tax losses from which a tax benefit cannot be recognized, is 22% for the six-month period ended June 30, 2016, compared to 30% for the same period in 2015.

 FINANCIAL CONDITION AND OPERATING DATA ANALYSIS

Assets

   The Corporation’s total assets were $12.5 billion as of June 30, 2016, a decrease of $64.3 million when compared to $12.6 million as of December 31, 2015. The decrease was mainly due to a $239.5 million decrease in total loans, including a $145.8 million reduction in commercial and construction loans and a $75.0 million decrease in consumer loans.  The decrease in total loans was partially offset by a $116.7 million increase in available-for-sale investment securities driven by purchases of debt securities issued or guaranteed by U.S. agencies and higher fair values on U.S. agencies MBS and debt securities.  In addition, the balance of cash and cash equivalents increased by $75.5 million primarily tied to an increase in demand deposits and proceeds from loan repayments.

Loan Portfolio

The following table presents the composition of the Corporation’s loan portfolio, including loans held for sale, as of the dates indicated:

	June 30,	December 31,
(In thousands)	2016	2015

Residential mortgage loans	$3,323,844	$3,344,719

Commercial loans:
Commercial mortgage loans	1,523,676	1,537,806
Construction loans	137,406	156,195
Commercial and Industrial loans	2,133,623	2,246,513
Total commercial loans	3,794,705	3,940,514
Finance leases	230,025	229,165
Consumer loans	1,522,173	1,597,984
Total loans held for investment	8,870,747	9,112,382

Less:
Allowance for loan and lease losses	(234,454)	(240,710)
Total loans held for investment, net	$8,636,293	$8,871,672
Loans held for sale	37,958	35,869
Total loans, net	$8,674,251	$8,907,541

As of June 30, 2016, the Corporation’s total loans held for investment, net of allowance, amounted to $8.6 billion, down $235.4 million when compared to December 31, 2015. The decline primarily reflects a $145.8 million decrease in the commercial and construction loan portfolio and a $75.0 million decrease in consumer and finance leases. The decrease in the commercial and construction loan portfolio was mainly driven by the repayment of large commercial loans during the first half of 2016, including repayments totaling $145.3 million associated with six commercial relationships, partially offset by new loan originations.

As shown in the table above, as of June 30, 2016, the loans held for investment portfolio was comprised of commercial loans (43%), residential real estate loans (37%), and consumer and finance leases (20%). Of the total gross loan portfolio held for investment of $8.9 billion as of June 30, 2016, approximately 80% has credit risk concentration in Puerto Rico, 13% in the United States (mainly in the state of Florida) and 7% in the Virgin Islands, as shown in the following table:

As of June 30, 2016	Puerto Rico	Virgin Islands	United States	Total
	(In thousands)
Residential mortgage loans	$2,533,575	$322,740	$467,529	$3,323,844
Commercial mortgage loans	1,195,403	74,631	253,642	1,523,676
Construction loans	46,879	58,246	32,281	137,406
Commercial and Industrial loans	1,623,874	107,447	402,302	2,133,623
Total commercial loans	2,866,156	240,324	688,225	3,794,705
Finance leases	230,025	-	-	230,025
Consumer loans	1,428,481	48,331	45,361	1,522,173
Total loans held for investment, gross	$7,058,237	$611,395	$1,201,115	$8,870,747

Loans held for sale	34,690	493	2,775	37,958
Total loans	$7,092,927	$611,888	$1,203,890	$8,908,705

As of December 31, 2015	Puerto Rico	Virgin Islands	United States	Total
	(In thousands)
Residential mortgage loans	$2,575,888	$327,976	$440,855	$3,344,719
Commercial mortgage loans	1,208,347	69,773	259,686	1,537,806
Construction loans	63,654	69,874	22,667	156,195
Commercial and Industrial loans	1,714,660	173,916	357,937	2,246,513
Total commercial loans	2,986,661	313,563	640,290	3,940,514
Finance leases	229,165	-	-	229,165
Consumer loans	1,506,773	48,430	42,781	1,597,984
Total loans held for investment, gross	$7,298,487	$689,969	$1,123,926	$9,112,382

Loans held for sale	33,787	507	1,575	35,869
Total loans	$7,332,274	$690,476	$1,125,501	$9,148,251

Residential Real Estate Loans

As of June 30, 2016, the Corporation’s residential real estate loan portfolio held for investment decreased by $20.9 million as compared to the balance as of December 31, 2015, mainly resulting from activities in Puerto Rico as principal repayments and charge-offs exceeded the volume of new loans originated and held for investment purposes. The residential mortgage loan portfolio held for investment in the Puerto Rico and the Virgin Islands regions decreased during the first six months of 2016 by $42.3 million and $5.2 million, respectively, partially offset by an increase of $26.7 million in Florida.

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

Commercial and Construction Loans

As of June 30, 2016, the Corporation’s commercial and construction loan portfolio held for investment decreased by $145.8 million, as compared to the balance as of December 31, 2015. The reduction primarily reflects the aforementioned repayments of six large commercial relationships totaling $145.3 million comprised of a $34.3 million commercial credit facility in Puerto Rico, a $60.0 million credit facility of a government-related entity in the Virgin Islands, and four commercial relationships in Florida totaling $51.0 million.

    As of June 30, 2016, the Corporation had $145.9 million of credit facilities, excluding investment securities, extended to the Puerto Rico Government, its municipalities and public corporations, of which $138.1 million was outstanding (book value of $131.7 million) compared to $153.2 million outstanding as of December 31, 2015. Approximately $91.9 million of the granted credit facilities outstanding ($85.6 million book value) consisted of loans to public corporations, including a direct exposure to the Puerto Rico Electric Power Authority (“PREPA”) with a book value of $68.3 million as of June 30, 2016, and approximately $9.7 million consisted of loans to units of the Puerto Rico central government.  The PREPA credit facility was placed in non-accrual status in the first quarter of 2015 and interest payments are recorded on a cost-recovery basis.  In addition, the Corporation had $36.5 million of credit facilities extended to municipalities in Puerto Rico, excluding investment securities, which in most cases are supported by assigned property tax revenues.  Municipalities’ revenues are independent of the Puerto Rico central government. These municipalities are required by law to levy special property taxes in such amounts as are required for the payment of all of their respective general obligation bonds and loans. Late in 2015, the GDB and the Municipal Revenue Collection Center (CRIM) signed a deed of trust. Through this deed, the GDB, as fiduciary, is bound to keep the CRIM funds separate from any other deposits and must distribute the funds pursuant to the applicable law. Refer to “Exposure to Puerto Rico Government” discussion below for information and details about the Corporation’s total direct exposure to the Puerto Rico Government.

Furthermore, as of June 30, 2016, the Corporation had $127.3 million in financings to the hotel industry in Puerto Rico where the borrower and the operations of the underlying collateral are the primary sources of repayment and the TDF provides a secondary guarantee for payment performance, compared to $129.4 million as of December 31, 2015. This exposure, consisting of three facilities, was placed in non-accrual status and classified as impaired in the first quarter of 2016 and interest payments are now applied against principal.  Approximately $1.0 million of interest payments received on loans guaranteed by the TDF since late March 2016 have been applied against principal. The TDF is a subsidiary of the GDB that facilitates private sector financings to Puerto Rico’s hotel industry. Recent developments related to the Puerto Rico government’s fiscal situation introduced additional uncertainty regarding the TDF’s ability to honor its guarantee, including the enactment of the Puerto Rico Emergency Moratorium and Financial Rehabilitation Act (“Act 21”), which gives Puerto Rico’s governor emergency powers to deal with Puerto Rico’s challenging fiscal situation, including the ability to declare a moratorium on all bonds and other payments. On June 30, 2016, pursuant to Act 21, the Puerto Rico governor ordered a moratorium on the payment of $780 million of the Puerto Rico Government’s general obligations and the debt of certain other instrumentalities due on July 1, 2016.  This followed a default on the principal payment of $367 million of GDB notes due on May 1, 2016.  Puerto Rico’s governor also issued an executive order intended to protect the GDB’s liquidity by allowing withdrawals only to fund necessary costs for essential services such as health, public safety and education services. Recently, the GDB defaulted on a $28 million payment of interest due to its creditors on August 1, 2016, including interest due on GDB bonds held by the Corporation as further discussed below. As of the date of filing of this Form 10-Q, the largest of these facilities is current on contractual payments as its operations are generating the cash flows to cover payments. The Corporation has been receiving partial payments on the other two facilities insufficient to cover the contractual payment. The Corporation’s collections of principal and interest from the TDF in the first half of 2016 amounted to $0.6 million compared to $5.3 million in the entire year 2015.  These loans have been adversely classified since the third quarter of 2015.

   The general reserve for commercial loans was increased in the fourth quarter of 2015 due to qualitative factors that stressed the historical loss rates applied to the Puerto Rico Government-related exposure, including the TDF-guaranteed portfolio. The migration of the loans guaranteed by the TDF to non-accrual status and impaired classification in the first quarter of 2016 did not result in a significant increase to the total allowance for loan losses. As of June 30, 2016, the total reserve coverage ratio related to commercial loans extended to or guaranteed by the Puerto Rico Government (excluding municipalities) was 19.5%.

As of June 30, 2016, the Corporation’s total exposure to shared national credit (“SNC”) loans amounted to $821.1 million, compared to $603.1 million as of December 31, 2015. As of June 30, 2016, approximately $550.3 million of the SNC exposure is in Puerto Rico, including the $68.3 million book value of the PREPA credit facility and $73.4 million of the loans guaranteed by the TDF.

The Corporation has significantly reduced its exposure to construction loans and current originations are mainly draws from existing commitments.

The composition of the Corporation's construction loan portfolio held for investment as of June 30, 2016 by category and geographic location is as follows:

As of June 30, 2016
	Puerto Rico	Virgin Islands	United States	Total
	(In thousands)
Loans for residential housing projects:
Mid-rise (1)	$748	$956	$-	$1,704
Single-family, detached	5,014	-	7,437	12,451
Total for residential housing projects	5,762	956	7,437	14,155

Construction loans to individuals secured by residential properties	823	955	-	1,778
Loans for commercial projects	9,592	40,200	24,684	74,476
Bridge loans - commercial	-	12,775	-	12,775
Land loans - residential	18,274	3,407	160	21,841
Land loans - commercial	12,486	-	-	12,486
Total before net deferred fees and allowance for loan losses	$46,937	$58,293	$32,281	$137,511
Net deferred fees	(58)	(47)	-	(105)
Total construction loan portfolio, gross	46,879	58,246	32,281	137,406
Allowance for loan losses	(2,218)	(522)	(7)	(2,747)

Total construction loan portfolio, net	$44,661	$57,724	$32,274	$134,659
____________________
(1)	Mid-rise relates to buildings of up to 7 stories.

The following table presents further information on the Corporation’s construction portfolio as of and for the six-month period ended June 30, 2016:

(In thousands)
Total undisbursed funds under existing commitments	$60,942

Construction loans held for investment in non-accrual status	$52,549

Construction loans held for sale in non-accrual status	$8,079

Net charge offs - Construction loans	$443

Allowance for loan losses - Construction loans	$2,747

Non-performing construction loans to total construction loans, including held for sale	41.67%

Allowance for loan losses - construction loans to total construction loans held for investment	2.00%

Net charge-offs (annualized) to total average construction loans	0.58%

The following summarizes the construction loans for residential housing projects in Puerto Rico segregated by the estimated selling price of the units:

		(In thousands)

	Under $300k	$3,472
	Over $600k (1)	2,290
		$5,762
_____________
(1)	One residential housing project in Puerto Rico.

Consumer Loans and Finance Leases

As of June 30, 2016, the Corporation’s consumer loan and finance lease portfolio decreased by $75.0 million to $1.8 billion, as compared to the portfolio balance as of December 31, 2015. The decrease was mainly the result of charge-offs and repayments that exceeded the volume of new originations.  The auto loan and finance lease portfolio decreased by $63.7 million during the first half of 2016 reflecting repayments, charge-offs and a reduced activity in new loan originations.  The auto loan and finance lease portfolios in Puerto Rico amounted to $826.5 million and $230.0 million, respectively, as of June 30, 2016, compared to $891.0 million and $229.2 million, respectively, as of December 31, 2015. The remaining decrease in the consumer loan portfolio was primarily related to a $10.6 million reduction in the credit card loan portfolio balance, and a $4.8 million decrease in boat financings.

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

    The following table provides a breakdown on First BanCorp.'s loan production, including purchases, refinancings, renewals and draws from existing revolving and non-revolving commitments for the periods indicated:

	Quarter Ended June 30,		Six-Month Period Ended June 30,
	2016	2015	2016	2015
	(In thousands)

Residential real estate	$192,836	$197,459	$357,056	$350,134
C&I and commercial mortgage	383,057	414,301	728,303	809,063
Construction	4,936	14,347	7,969	23,771
Finance leases	20,193	20,697	42,136	40,353
Consumer	192,070	202,051	377,584	391,588
Total loan production	$793,092	$848,855	$1,513,048	$1,614,909

The Corporation is experiencing continued loan demand and has continued its targeted origination strategy. During the second quarter and six-month period ended June 30, 2016, total loan originations, including purchases, refinancings, and draws from existing revolving and non-revolving commitments, amounted to approximately $793.1 million and $1.5 billion, respectively, compared to $848.9 million and $1.6 billion, respectively, for the comparable periods in 2015.  These statistics exclude the $324.8 million of loans acquired from Doral Bank in February 2015.

Residential mortgage loan originations and purchases for the quarter and six-month period ended June 30, 2016 amounted to $192.8 million and $357.1 million, respectively, compared to $197.5 million and $350.1 million, respectively, for the comparable periods in 2015. These statistics include purchases of $22.9 million and $42.1 million for the quarter and six-month period ended June 30, 2016 compared to $22.1 million and $46.0 million for the comparable periods in 2015. The decrease of $4.7 million in the second quarter of 2016, as compared to the same period of 2015, reflects a decrease of approximately $8.4 million in the Puerto Rico region, partially offset by increases of $2.4 million in Florida and $1.3 million in the Virgin Islands.

Commercial and construction loan originations (excluding government loans) for the quarter and six-month period ended June 30, 2016 amounted to $374.1 million and $710.5 million, respectively, compared to $422.3 million and $807.1 million, respectively, for the comparable periods in 2015. The decrease in the 2016 periods was mainly related to a decreased volume of loan originations in the Puerto Rico region. Commercial and construction loan originations in Puerto Rico decreased by $38.6 million and $127.4 million for the quarter and six-month period ended June 30, 2016, respectively, as compared to the same periods in 2015. In Florida, commercial and construction loan originations decreased by $7.7 million for the second quarter of 2016, compared to the same period in 2015, but increased by $37.0 million for the first six months of 2016 compared to the first six months of 2015.

Government loan originations for the second quarter of 2016 and 2015 amounted to $13.9 million and $6.3 million, respectively, while the originations for the six-month period ended on June 30, 2016 and 2015 remained flat at $25.7 million. The increase in the second quarter of 2016 was driven by draws from existing credit facilities granted to the Commonwealth of Puerto Rico central government and instrumentalities.

Originations of auto loans (including finance leases) for the quarter and six-month period ended June 30, 2016 amounted to $81.9 million and $168.0 million, respectively, compared to $89.4 million and $178.6 million, respectively, for the comparable periods in 2015. The prolonged economic recession in Puerto Rico continues to put pressure on new auto sales, reflecting lower consumer confidence as a result of the prolonged economic recession in Puerto Rico partially offset by increases in Florida and the Virgin Islands region.

Personal loan originations, other than credit cards, for the quarter and six-month period ended June 30, 2016 amounted to $50.1 million and $96.9 million, respectively, compared to $47.0 million and $89.9 million, respectively, for the comparable periods in 2015.  The utilization activity on the outstanding credit card portfolio for the quarter and six-month period ended June 30, 2016 amounted to approximately $80.3 million and $154.8 million, respectively, compared to $86.4 million and $163.5 million, respectively, for the comparable periods in 2015.

Investment Activities

As part of its liquidity, revenue diversification and interest rate risk strategies, First BanCorp. maintains an investment portfolio that is classified as available for sale or held to maturity. The Corporation’s total available-for- sale investment securities portfolio as of June 30, 2016 amounted to $2.0 billion, a $116.7 million increase from December 31, 2015. The increase was mainly driven by purchases of approximately $264.1 million of debt securities issued or guaranteed by U.S. agencies during the first half of 2016, including: (i) $115.8 million of U.S. agencies callable debentures, (ii) $45.8 million of SBA Guarantee Pool certificates, (iii) $19.9 million of FHLMC guaranteed commercial mortgage-backed securities, (iv) $39.9 million of collateralized mortgage obligations issued by GNMA, and (v) $42.7 million of U.S. agency MBS.  In addition, the fair value of available-for-sale U.S. agency MBS and debt securities increased by $36.0 million during the first six months of 2016.  These increases were partially offset by the approximately $71.3 million of U.S. agencies debt securities called prior to maturity and U.S. agency MBS prepayments of $108.9 million during the first half of 2016.

Approximately 97% of the Corporation’s available-for-sale securities portfolio is invested in U.S. Government and Agency debentures and U.S. government-sponsored agency MBS (mainly GNMA, FNMA and FHLMC fixed-rate securities).

As mentioned above, during the first quarter of 2016, the Corporation recorded a $6.3 million credit-related OTTI charge on three Puerto Rico Government debt securities held by the Corporation as part of its available-for-sale securities portfolio, specifically bonds of the GDB and the Puerto Rico Public Buildings Authority. This was the third OTTI charge on these securities recorded since June 30, 2015, as OTTI charges of $12.9 million and $3.0 million were booked in the second and fourth quarters of 2015. As of June 30, 2016, the Corporation owns Puerto Rico Government debt securities reflected in its available-for-sale portfolio in the aggregate amount of $43.4 million (net of $22.2 million in cumulative OTTI), carried on its books at a fair value of $28.5 million. The GDB and the Puerto Rico Public Buildings Authority bonds held by the Corporation are scheduled to mature on February 1, 2019 and on July 1, 2028, respectively. Pursuant to the Puerto Rico Emergency Moratorium and Financial Rehabilitation Act enacted on April 6, 2016, the Puerto Rico governor issued an executive order imposing a moratorium on the debt service payment required to be paid by the GDB on May 1, 2016. The GDB paid the scheduled interest payment of $22 million but defaulted on the principal payment of $367 million of its notes due to other creditors on May 1, 2016 and, on August 1, 2016, GDB defaulted on a $28 million payment of interest due to its creditors, including interest due on GDB bonds held by the Corporation. As of June 30, 2016, the Corporation had $0.7 million of accrued interest receivable related to these bonds. The latest default in August 2016 marked the first time the GDB failed to pay interest on bonds held by the Corporation.

As of June 30, 2016, the Corporation’s held-to-maturity investment securities portfolio amounted to $161.3 million, down $0.1 million from December 31, 2015.  Held-to maturity investment securities consist of financing arrangements with Puerto Rico municipalities issued in bond form, accounted for as securities, but underwritten as loans with features that are typically found in commercial loans.   These obligations typically are not issued in bearer form, are not registered with the SEC and are not rated by external credit agencies. These bonds have seniority to the payment of operating costs and expenses of the municipality and are supported by assigned property tax revenues.  Approximately 87% consist of obligations issued by five of the largest municipalities in Puerto Rico (San Juan, Carolina, Bayamon, Mayaguez and Guaynabo).  These municipalities are required by law to levy special property taxes in such amounts as are required for the payment of all of their respective general obligation bonds and loans.

    Refer to “Exposure to Puerto Rico Government” discussion below for information and details about the Corporations total direct exposure to the Puerto Rico Government.

The following table presents the carrying value of investment securities as of the indicated dates:

	As of	As of
	June 30,	December 31,
	2016	2015
	(In thousands)

Money market investments	$210,087	$219,473

Investment securities available-for-sale, at fair value:
U.S. Government and agencies obligations	564,082	460,558
Puerto Rico government obligations	28,547	28,217
Mortgage-backed securities	1,409,902	1,397,520
Other	518	100
	2,003,049	1,886,395
Investment securities held-to-maturity:
Puerto Rico Municipal Bonds	161,342	161,483
	161,342	161,483

Other equity securities, including $31.1 million and $31.3 million
of FHLB stock as of June 30, 2016 and December 31, 2015, respectively	32,379	32,169
Total money market investments and investment securities	$2,406,857	$2,299,520

Mortgage-backed securities as of the indicated dates consist of:

	As of	As of
	June 30,	December 31,
(In thousands)	2016	2015

Available-for-sale:
FHLMC certificates	$272,975	$287,445
GNMA certificates	273,003	301,573
FNMA certificates	780,464	783,195
Collateralized Mortgage Obligations issued or
guaranteed by FHLMC or GNMA	59,644	-
Other mortgage pass-through certificates	23,816	25,307
Total mortgage-backed securities	$1,409,902	$1,397,520

   The carrying values of investment securities classified as available for sale and held to maturity as of June 30, 2016 by contractual maturity (excluding mortgage-backed securities and equity securities) are shown below:

	Carrying	Weighted
(Dollars in thousands)	Amount	Average Yield %

U.S. Government and agencies obligations
Due within one year	$22,167	0.64
Due after one year through five years	465,370	1.29
Due after five years through ten years	31,055	2.16
Due after ten years	45,490	0.87
	564,082	1.28

Puerto Rico Government and Municipalities obligations
Due after one year through five years	13,009	4.44
Due after five years through ten years	12,228	4.30
Due after ten years	164,652	4.73
	189,889	4.67

Other Investment Securities
Due after one year through five years	100	1.50

Total	754,071	2.13

Equity securities	418	2.13
Mortgage-backed securities	1,409,902	2.52

Total investment securities available for sale and held to maturity	$2,164,391	2.38

Net interest income of future periods could be affected by prepayments of mortgage-backed securities. Acceleration in the prepayments of mortgage-backed securities would lower yields on these securities, as the amortization of premiums paid upon acquisition of these securities would accelerate. Conversely, acceleration of the prepayments of mortgage-backed securities would increase yields on securities purchased at a discount, as the amortization of the discount would accelerate. These risks are directly linked to future period market interest rate fluctuations. Also, net interest income in future periods might be affected by the Corporation’s investment in callable securities. As of June 30, 2016, the Corporation has approximately $192.5 million in debt securities (U.S. Agencies and Puerto Rico government securities) with embedded calls and with an average yield of 1.41%. Unamortized discounts on these securities amounted to approximately $0.5 million as of June 30, 2016.  Refer to “Risk Management” below for further analysis of the effects of changing interest rates on the Corporation’s net interest income and of the interest rate risk management strategies followed by the Corporation. Also refer to Note 4 to the accompanying unaudited consolidated financial statements for additional information regarding the Corporation’s investment portfolio.

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

The Corporation manages liquidity at two levels. The first is the liquidity of the parent company, which is the holding company that owns the banking and non-banking subsidiaries. The second is the liquidity of the banking subsidiary. As of June 30, 2016, FirstBank could not pay any dividends to the parent company except upon receipt of prior approval by the New York FED and the Federal Reserve Board because of the Written Agreement.  In the second quarter of 2016, after receiving regulatory approval, FirstBank paid a $31.2 million dividend to the Corporation sufficient to allow it to pay all accrued but deferred interest on the junior subordinated debentures associated with its trust preferred securities.  It is the intent of the Corporation to request approvals in future periods to continue regularly scheduled quarterly interest payments.

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

In order to ensure adequate liquidity through the full range of potential operating environments and market conditions, the Corporation conducts its liquidity management and business activities in a manner that will preserve and enhance funding stability, flexibility and diversity. Key components of this operating strategy include a strong focus on the continued development of customer-

based funding, the maintenance of direct relationships with wholesale market funding providers, and the maintenance of the ability to liquidate certain assets when, and if, requirements warrant.

The Corporation develops and maintains contingency funding plans. These plans evaluate the Corporation’s liquidity position under various operating circumstances and are designed to help ensure that the Corporation will be able to operate through periods of stress when access to normal sources of funds is constrained. The plans project funding requirements during a potential period of stress, specify and quantify sources of liquidity, outline actions and procedures for effectively managing through a difficult period, and define roles and responsibilities. Under the contingency funding plan, the Corporation stresses the balance sheet and the liquidity position to critical levels that imply difficulties in getting new funds or even maintaining the current funding position of the Corporation and the Bank and are designed to help ensure the ability of the Corporation and the Bank to honor its respective commitments, and establish liquidity triggers monitored by the MIALCO in order to maintain the ordinary funding of the banking business. Four different scenarios are defined in the contingency funding plan: local market event, credit rating downgrade, an economic cycle downturn event, and a concentration event. They are reviewed and approved annually by the Board of Directors’ Asset and Liability Committee.

    The Corporation manages its liquidity in a proactive manner, and maintains a sound liquidity position. Multiple measures are utilized to monitor the Corporation’s liquidity position, including core liquidity, basic liquidity, and time-based reserve measures. As of June 30, 2016, the estimated core liquidity reserve (which includes cash and free liquid assets) was $1.7 billion or 13.8% of total assets, compared to $1.5 billion or 12.3% of total assets as of December 31, 2015. The basic liquidity ratio (which adds available secured lines of credit to the core liquidity) was approximately 19.1% of total assets, compared to 17.4% of total assets as of December 31, 2015. As of June 30, 2016, the Corporation had $652.6 million available for additional credit from the FHLB of New York. Unpledged liquid securities as of June 30, 2016, mainly fixed-rate MBS and U.S. agency debentures, amounted to approximately $705.1 million. The Corporation does not rely on uncommitted inter-bank lines of credit (federal funds lines) to fund its operations and does not include them in the basic liquidity measure. As of June 30, 2016, the holding company had $34.5 million of cash and cash equivalents. Cash and cash equivalents at the Bank level as of June 30, 2016 were approximately $821.1 million. The Bank has $1.8 billion in brokered CDs as of June 30, 2016, of which approximately $1.1 billion mature over the next twelve months. Liquidity at the Bank level is highly dependent on bank deposits, which fund 74% of the Bank’s assets (or 60%, excluding brokered CDs).

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

The Corporation has continued reducing the amounts of brokered CDs. As of June 30, 2016, the amount of brokered CDs had decreased $288.4 million to $1.8 billion from brokered CDs of $2.1 billion as of December 31, 2015. At the same time as the Corporation focuses on reducing its reliance on brokered CDs, it is seeking to add core deposits. During the first half of 2016, the Corporation increased non-brokered deposits, excluding government deposits, by $99.7 million to $6.8 billion, primarily reflecting increases in demand deposits, savings and retail CDs in Puerto Rico.

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

The Corporation’s principal sources of funding are:

Brokered CDs – A large portion of the Corporation’s funding has been brokered CDs issued by FirstBank. Total brokered CDs decreased during the first half of 2016 by $288.4 million to $1.8 billion as of June 30, 2016.

   The average remaining term to maturity of the retail brokered CD outstanding as of June 30, 2016 is approximately 1 year.

    The use of brokered CDs has been particularly important for the growth of the Corporation. The Corporation encounters intense competition in attracting and retaining regular retail deposits in Puerto Rico. The brokered CD market is very competitive and liquid, and has enabled the Corporation to obtain substantial amounts of funding in short periods of time. This strategy has enhanced the Corporation’s liquidity position, since brokered CDs are insured by the FDIC up to regulatory limits and can be obtained faster than regular retail deposits. During the first half of 2016, the Corporation issued $289.4 million in brokered CDs with an average cost of 1.17% (average life of 2 years).

The following table presents a maturity summary of brokered CDs as of June 30, 2016:

Total
(In thousands)

Three months or less	$351,319
Over three months to six months	355,899
Over six months to one year	423,879
One to three years	608,010
Three to five years	69,840
Over five years	186
Total	$1,809,133

Certificates of deposit in denominations of $100,000 or higher include brokered CDs of $1.8 billion issued to deposit brokers in the form of large ($100,000 or more) certificates of deposit that are generally participated out by brokers in shares of less than $100,000 and are therefore insured by the FDIC.

Government deposits – As of June 30, 2016, the Corporation had $457.4 million of Puerto Rico public sector deposits ($403.0 million in transactional accounts and $54.4 million in time deposits) compared to $390.4 million as of December 31, 2015. Approximately 39% came from municipalities and 61% came from public corporations and the central government and agencies.

   In addition, as of June 30, 2016, the Corporation had $195.4 million of government deposits in the Virgin Islands, compared to $186.9 million as of December 31, 2015.

Retail deposits – The Corporation’s deposit products also include regular savings accounts, demand deposit accounts, money market accounts and retail CDs. Total deposits, excluding brokered CDs and government deposits, increased by $99.7 million to $6.8 billion from the balance of $6.7 billion as of December 31, 2015. The higher balance reflects increases of $168.1 million and $15.2 million in Puerto Rico and the Virgin Islands regions, respectively, primarily increases in demand deposits and savings. These increases were partially offset by an $83.6 million decrease in the Florida region. Refer to Note 14 in the accompanying unaudited consolidated financial statements for further details.

Refer to “Net Interest Income” above for information about average balances of interest-bearing deposits, and the average interest rate paid on deposits for the quarters and six-month periods ended June 30, 2016 and 2015.

Securities sold under agreements to repurchase - The Corporation’s investment portfolio is funded in part with repurchase agreements. The Corporation’s outstanding securities sold under repurchase agreements amounted to $900 million as of June 30, 2016 and December 31, 2015. One of the Corporation’s strategies has been the use of structured repurchase agreements and long-term repurchase agreements to reduce liquidity risk and manage exposure to interest rate risk by lengthening the final maturities of its liabilities while keeping funding costs at reasonable levels. In addition to these repurchase agreements, the Corporation has been able to maintain access to credit by using cost-effective sources such as FHLB advances. Refer to Note 15 in the Corporation’s unaudited consolidated financial statements for the quarter and six-month period ended June 30, 2016 for further details about repurchase agreements outstanding by counterparty and maturities.

As of June 30, 2016, the Corporation had $200 million of reverse repurchase agreements with a counterparty under a master netting arrangement that provides for a right of setoff that meets the conditions of ASC 210-20-45-11 for a net presentation. These repurchase agreements and reverse repurchase agreements are presented net on the consolidated statement of financial condition.

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

Advances from the FHLB – The Bank is a member of the FHLB system and obtains advances to fund its operations under a collateral agreement with the FHLB that requires the Bank to maintain qualifying mortgages and/or investments as collateral for advances taken. As of June 30, 2016 and December 31, 2015, the outstanding balance of FHLB advances was $455.0 million. As of June 30, 2016, the Corporation had $652.6 million available for additional credit on FHLB lines of credit.

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

The subordinated debentures are presented in the Corporation’s consolidated statement of financial condition as Other Borrowings. The variable rate trust-preferred securities are fully and unconditionally guaranteed by the Corporation. The $100 million Junior Subordinated Deferrable Debentures issued by the Corporation in April 2004 and the $125 million issued in September 2004 mature on June 17, 2034 and September 20, 2034, respectively; however, under certain circumstances, the maturity of the subordinated debentures may be shortened (such shortening would result in a mandatory redemption of the variable rate trust-preferred securities). The Collins Amendment of the Dodd-Frank Act eliminated certain trust-preferred securities from Tier 1 Capital. Bank holding companies such as the Corporation were required to fully phase out these instruments from Tier I capital in January 1, 2016; however, they may remain in Tier 2 capital until the instruments are redeemed or mature.

As mentioned above, during the first quarter of 2016, the Corporation completed the repurchase of trust preferred securities that were being auctioned in a public sale at which the Corporation was invited to participate. The Corporation repurchased and cancelled $10 million in trust-preferred securities of FBP Statutory Trust II, resulting in a commensurate reduction in the related subordinated debenture. The Corporation’s winning bid equated to 70% of the $10 million par value. The 30% discount, plus accrued interest, resulted in a pre-tax gain of approximately $4.2 million. As of June 30, 2016, the Corporation still has subordinated debentures outstanding in the aggregate amount of $216.2 million.

During the second quarter of 2016, after receiving regulatory approval, the Corporation paid $31.2 million for all the accrued but deferred interest payments plus the interest for the second quarter on the Corporation’s subordinated debentures associated with its trust-preferred securities.  As of June 30, 2016, the Corporation is current on all interest payments due related to its subordinated debt.  Under the indentures, we have the right, from time to time, and without causing an event of default, to defer payments of interest on the subordinated debentures by extending the interest payment period at any time and from time to time during the term of the subordinated debentures for up to twenty consecutive quarterly periods. Future interest payments are subject to Federal Reserve approval.  It is the intent of the Corporation to request approvals in future periods to continue regularly scheduled quarterly interest payments.

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

The enhanced capabilities improve the Corporation’s liquidity profile as they allow the Corporation to derive liquidity, if needed, from the sale of mortgage loans in the secondary market. The U.S. (including Puerto Rico) secondary mortgage market is still highly liquid, in large part because of the sale of mortgages through guarantee programs of the FHA, VA, HUD, FNMA and FHLMC. During the first half of 2016, the Corporation sold approximately $146.3 million of FHA/VA mortgage loans to GNMA, which packages them into mortgage-backed securities. Any regulatory actions affecting GNMA, FNMA or FHLMC could adversely affect the secondary mortgage market.

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

The Corporation’s credit as a long-term issuer is currently rated B+ by S&P and B- by Fitch. At the FirstBank subsidiary level, long-term issuer ratings are currently B1 by Moody’s, six notches below their definition of investment grade, B+ by S&P, four notches below their definition of investment grade, and B- by Fitch, six notches below their definition of investment grade.

Cash Flows

Cash and cash equivalents were $827.9 million as of June 30, 2016, an increase of $75.5 million when compared to the balance as of December 31, 2015. The following discussion highlights the major activities and transactions that affected the Corporation’s cash flows during the first six months of 2016 and 2015.

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

For the first six months of 2016 and 2015, net cash provided by operating activities was $82.2 million and $132.7 million, respectively.  Net cash generated from operating activities was higher than reported net income largely as a result of adjustments for operating items such as the provision for loan and lease losses, depreciation and amortization, and impairments as well as the cash generated from sales of loans held for sale.

Cash Flows from Investing Activities

The Corporation’s investing activities primarily relate to originating loans to be held for investment and purchasing, selling and repaying of available-for-sale and held-to-maturity investment securities. For the six-month period ended June 30, 2016, net cash provided by investing activities was $115.5 million, primarily reflecting principal repayments on loans held for investment and available-for-sale mortgage-backed securities.

For the first half of 2015, net cash provided by investing activities was $458.6 million, primarily reflecting the net cash received in the Doral Bank transaction, proceeds from the bulk sale of assets and repayments of commercial and consumer loans.

Cash Flows from Financing Activities

The Corporation’s financing activities primarily include the receipt of deposits and the issuance of brokered CDs, the issuance and payments of long-term debt, the issuance of equity instruments and activities related to its short-term funding. During the six-month period ended June 30, 2016, net cash used in financing activities was $122.2 million, mainly due to repayments of maturing brokered CDS and the cash used for the repurchase and cancellation of trust preferred securities, partially offset by the increase in non-brokered deposits.

In the first six months of 2015, net cash used in financing activities was $705.0 million, mainly due to the repayments of maturing brokered CDs and funds used in connection with $200 million of reverse repurchase agreements entered into in April 2015.

Capital

As of June 30, 2016, the Corporation’s stockholders’ equity was $1.8 billion, an increase of $92.3 million from December 31, 2015.  The increase was mainly driven by the net income of $45.3 million for the first half of 2016 and a $36.0 million increase in the fair value of available-for-sale U.S. agency MBS and debt securities recorded as part of other comprehensive income.  As a result of the Written Agreement with the New York FED, currently neither First BanCorp. nor FirstBank is permitted to pay dividends on capital securities without prior approval.

Set forth below are First BanCorp.'s and FirstBank's regulatory capital ratios as of June 30, 2016 and December 31, 2015:

			Banking Subsidiary
	First BanCorp.		FirstBank		To be well capitalized
		Fully		Fully
As of June 30, 2016	Actual	Phased-in (1)	Actual	Phased-in (1)
Total capital ratio (Total capital to risk-weighted assets)	20.72%	20.20%	20.19%	19.68%	10.00%
Common Equity Tier 1 capital ratio
(Common Equity Tier 1 capital to risk-weighted assets)	17.12%	16.27%	16.32%	15.07%	6.50%
Tier 1 capital ratio (Tier 1 capital to risk-weighted assets)	17.12%	16.66%	18.92%	18.42%	8.00%
Leverage ratio	12.34%	12.28%	13.65%	13.59%	5.00%

			Banking Subsidiary

	First BanCorp.		FirstBank		To be well capitalized
		Fully		Fully
As of December 31, 2015	Actual	Phased-in (1)	Actual	Phased-in (1)
Total capital ratio (Total capital to risk-weighted assets)	20.01%	19.44%	19.73%	19.18%	10.00%
Common Equity Tier 1 capital ratio
(Common Equity Tier 1 capital to risk-weighted assets)	16.92%	15.44%	16.35%	14.61%	6.50%
Tier 1 capital ratio (Tier 1 capital to risk-weighted assets)	16.92%	15.83%	18.45%	17.91%	8.00%
Leverage ratio	12.22%	11.69%	13.33%	13.24%	5.00%

(1)

Certain adjustments required under Basel III rules will be phased in through the end of 2018. The ratios shown in this column are calculated assuming that the adjustments were fully phased-in and effective as of June 30, 2016 and December 31, 2015.

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

The Basel III rules require the Corporation to maintain an additional capital conservation buffer of 2.5% to avoid limitations on both (i) capital distributions (e.g., repurchases of capital instruments or dividend or interest payments on capital instruments) and (ii) discretionary bonus payments to executive officers and heads of major business lines. The phase-in of the capital conservation buffer began on January 1, 2016 with a first year requirement of 0.625% of additional Common Equity Tier 1 capital (“CET1”), which will be progressively increased over a four-year period, increasing by that same percentage amount on each subsequent January 1 until it reaches the fully phased-in 2.5% CET1 requirement on January 1, 2019.

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

In addition, as required under Basel III rules, the Corporation’s trust-preferred securities (“TRuPs”) were fully phased out from Tier 1 capital on January 1, 2016.  However, the Corporation’s TRuPs may continue to be included in Tier 2 capital until the instruments are redeemed or mature.

The Corporation, as an institution with more than $10 billion but less than $50 billion of total consolidated assets, is subject to certain requirements established by the Dodd-Frank Act, including those related to capital stress testing. The Dodd-Frank Act stress testing requirements are implemented for the Corporation through the Dodd-Frank Act stress testing requirements that apply to banking organizations with consolidated assets of more than $10 billion and less than $50 billion. Consistent with these requirements, the Corporation submitted its second annual company-run stress test to regulators in July 2016. The results show that even in a severely adverse economic environment, the Corporation’s and the Bank’s capital ratios exceed the well-capitalized thresholds throughout the nine-quarter horizon.

The tangible common equity ratio and tangible book value per common share are non-GAAP financial measures generally used by the financial community to evaluate capital adequacy. Tangible common equity is total equity less preferred equity, goodwill, core deposit intangibles, purchased credit card relationship asset and insurance customer relationship intangible asset. Tangible assets are total assets less goodwill, core deposit intangibles, purchased credit card relationship and insurance customer relationship intangible assets.  Refer to “Basis of Presentation” below for additional information.

The following table is a reconciliation of the Corporation’s tangible common equity and tangible assets as of June 30, 2016 and December 31, 2015, respectively:

	June 30,	December 31,
(In thousands, except ratios and per share information)	2016	2015

Total equity - GAAP	$1,786,453	$1,694,134
Preferred equity	(36,104)	(36,104)
Goodwill	(28,098)	(28,098)
Purchased credit card relationship intangible	(11,925)	(13,319)
Core deposit intangible	(8,182)	(9,166)
Insurance customer relationship intangible	(1,003)	-

Tangible common equity	$1,701,141	$1,607,447

Total assets - GAAP	$12,508,702	$12,573,019
Goodwill	(28,098)	(28,098)
Purchased credit card relationship intangible	(11,925)	(13,319)
Core deposit intangible	(8,182)	(9,166)
Insurance customer relationship intangible	(1,003)	-

Tangible assets	$12,459,494	$12,522,436
Common shares outstanding	217,129	215,089

Tangible common equity ratio	13.65%	12.84%
Tangible book value per common share	$7.83	$7.47

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

   As a provider of financial services, the Corporation routinely enters into commitments with off-balance sheet risk to meet the financial needs of its customers. These financial instruments may include loan commitments and standby letters of credit. These commitments are subject to the same credit policies and approval process used for on-balance sheet instruments. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the statement of financial position. As of June 30, 2016, commitments to extend credit and commercial and financial standby letters of credit amounted to approximately $1.2 billion (including $646.3 million pertaining to credit card loans) and $35.3 million, respectively. Commitments to extend credit are agreements to lend to customers as long as the conditions established in the contract are met. Generally, the Corporation does not enter into interest rate lock agreements with prospective borrowers in connection with mortgage banking activities.

Contractual Obligations, Commitments and Contingencies

       The following table presents the Corporation’s contractual obligations and commitments, which consist of CDs, long-term contractual debt obligations, commitments to sell mortgage loans and commitments to extend credit:

	Contractual Obligations and Commitments
	As of June 30, 2016
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
	(In thousands)

Contractual obligations:
Certificates of deposit	$4,204,643	$2,408,366	$1,548,463	$244,922	$2,892
Securities sold under agreements to repurchase (1)	700,000	400,000	100,000	-	200,000
Advances from FHLB	455,000	100,000	225,000	130,000	-
Other borrowings	216,183	-	-	-	216,183
Total contractual obligations	$5,575,826	$2,908,366	$1,873,463	$374,922	$419,075

Commitments to sell mortgage loans	$156,934

Standby letters of credit	$2,620

Commitments to extend credit:
Lines of credit	$1,109,980
Letters of credit	32,699
Construction undisbursed funds	60,942
Total commercial commitments	$1,203,621

(1)	Reported net of reverse repurchase agreement by counterparty, when applicable, pursuant to ASC 210-20-45-11.

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

Interest Rate Risk Management

First BanCorp. manages its asset/liability position in order to limit the effects of changes in interest rates on net interest income and to maintain stability of profitability under varying interest rate scenarios. The MIALCO oversees interest rate risk, and the MIALCO meetings focus on, among other things, current and expected conditions in world financial markets, competition and prevailing rates in the local deposit market, liquidity, the loan originations pipeline, securities market values, recent or proposed changes to the investment portfolio, alternative funding sources and related costs, hedging and the possible purchase of derivatives such as swaps and caps, and any tax or regulatory issues that may be pertinent to these areas. The MIALCO approves funding decisions in light of the Corporation’s overall strategies and objectives.

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

The balance sheet is divided into groups of assets and liabilities detailed by maturity or re-pricing structure and their corresponding interest yields and costs. As interest rates rise or fall, these simulations incorporate expected future lending rates, current and expected future funding sources and costs, the possible exercise of options, changes in prepayment rates, deposit decay and other factors that may be important in projecting net interest income.

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

The 12-month net interest income is forecasted assuming the June 30, 2016 interest rate curves remain constant. Then, net interest income is estimated under rising and falling rate scenarios.  For rising rate scenarios, a gradual (ramp) parallel upward shift of the yield curve is assumed during the first twelve months (the “+200 ramp” scenario). Conversely, for the falling rate scenarios, a gradual (ramp) parallel downward shift of the yield curve is assumed during the first twelve months (the “-200 ramp” scenario). However, given the current low levels of interest rates, a full downward shift of 200 basis points would represent an unrealistic scenario. Therefore, under the falling rate scenario, rates move downward up to 200 basis points, but without reaching zero. The resulting scenario shows interest rates close to zero in most cases, reflecting a flattening yield curve instead of a parallel downward scenario.

    The Libor/Swap curve for June 2016, as compared to December 2015, reflected a 5 basis points increase in the short-term horizon, between one to twelve months, while market rates decreased by 63 basis points in the medium-term, that is, between 2 to 5 years. In the long-term, that is, over a 5-year time horizon, market rates decreased by 80 basis points. The U.S. Treasury curve in the short-term decreased by 4 basis points and in the medium-term horizon decreased by 68 basis points as compared to December 2015 end of month levels. The long-term horizon decreased by 77 basis points as compared to December 2015 end of month levels.

The following table presents the results of the simulations as of June 30, 2016 and December 31, 2015. Consistent with prior years, these exclude non-cash changes in the fair value of derivatives:

	June 30, 2016				December 31, 2015
	Net Interest Income Risk				Net Interest Income Risk
	(Projected for the next 12 months)				(Projected for the next 12 months)
	Static Simulation		Growing Balance Sheet		Static Simulation		Growing Balance Sheet
(Dollars in millions)	Change	% Change	Change	% Change	Change	% Change	Change	% Change
+ 200 bps ramp	$15.7	3.26%	$12.0	2.43%	$12.6	2.51%	$14.2	2.81%
- 200 bps ramp	$(8.0)	(1.66)%	$(10.1)	(2.05)%	$(7.8)	(1.55)%	$(8.7)	(1.72)%

 The Corporation continues to manage its balance sheet structure to control the overall interest rate risk. As part of the strategy to limit the interest rate risk, the Corporation has executed certain transactions that affected the simulation results.  The composition of the loan portfolio has changed as compared to December 2015 end of month levels, primarily reflecting lower commercial and consumer loan balances, including repayments on six large relationships totaling $145.3 million.  However, non-performing assets increased in the first half of 2016 by $146.3 million, primarily attributable to the inflow in the first quarter of 2016 of the Corporation’s exposure to commercial mortgage loans guaranteed by the TDF with a book value of $127.3 million as of June 30, 2016 and the inflow in the second quarter of 2016 of a $35.0 million commercial relationship in Puerto Rico.  The Corporation has continued reducing its holdings of brokered CDs, with a reduction of $288.4 million during the first half of 2016.  Total deposits, excluding brokered CDs and government deposits, increased in the first six months of 2016 by $99.7 million, primarily reflecting increases in demand deposits, savings and retail CDs in Puerto Rico.

Taking into consideration the above-mentioned facts for modeling purposes, the net interest income for the next twelve months under a non-static balance sheet scenario is estimated to increase by $12.0 million in the rising rate scenario when compared against the Corporation’s flat or unchanged interest rate forecast scenario. Under the falling rate, non-static scenario the net interest income is estimated to decrease by $10.1 million.

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

The following tables summarize the fair value changes in the Corporation’s derivatives as well as the sources of the fair values:
	Asset Derivatives	Liability Derivatives
	Six-Month Period Ended	Six-Month Period Ended
(In thousands)	June 30, 2016	June 30, 2016

Fair value of contracts outstanding at the beginning of the period	$806	$(921)
Fair value of new contracts entered into during the period	19	(25)
Changes in fair value during the period	(613)	370
Fair value of contracts outstanding as of June 30, 2016	$212	$(576)

Sources of Fair Value

	Payment Due by Period
	Maturity Less Than One Year	Maturity 1-3 Years	Maturity 3-5 Years	Maturity in Excess of 5 Years	Total Fair Value

(In thousands)
As of June 30, 2016
Pricing from observable market inputs - Asset Derivatives	$-	$1	$211	$-	$212
Pricing from observable market inputs - Liability Derivatives	(359)	(1)	(216)	-	(576)
	$(359)	$-	$(5)	$-	$(364)

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

As of June 30, 2016 and December 31, 2015, all of the derivative instruments held by the Corporation were considered economic undesignated hedges.

The use of derivatives involves market and credit risk. The market risk of derivatives stems principally from the potential for changes in the value of derivative contracts based on changes in interest rates. The credit risk of derivatives arises from the potential for default of the counterparty.  To manage this credit risk, the Corporation deals with counterparties of good credit standing, enters into master netting agreements whenever possible and, when appropriate, obtains collateral. Master netting agreements incorporate rights of set-off that provide for the net settlement of contracts with the same counterparty in the event of default.

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

The ratio of the allowance for loan losses to total loans held for investment remained unchanged at 2.64% as of June 30, 2016 compared to December 31, 2015.  The allowance to total loans for each of the Corporation’s categories of loans changed as follows: the allowance to total loans for the C&I portfolio increased from 3.06% as of December 31, 2015 to 3.27% as of June 30, 2016; the allowance to total loans for the commercial mortgage portfolio increased from 4.44% as of December 31, 2015 to 4.58% as of June 30, 2016; the allowance to total loans for the construction loan portfolio decreased from 2.25% as of December 31, 2015 to 2.00% as of June 30, 2016; the allowance to total loans for the residential mortgage portfolio remained relatively flat at 1.17% as of June 30, 2016, compared to 1.18% as of December 31, 2015; and the allowance to total consumer and finance leases decreased from 3.32% as of December 31, 2015 to 3.03% as of June 30, 2016.

The ratio of the total allowance to non-performing loans held for investment was 39.19% as of June 30, 2016 compared to 54.36% as of December 31, 2015 primarily reflecting the migration to non-performing status in the first quarter of 2016 of the Corporation’s exposure to commercial mortgage loans guaranteed by the TDF with a book value of $127.3 million as of June 30, 2016.  These loans have been adversely classified since the third quarter of 2015 and the general reserve for commercial loans was increased in the fourth quarter of 2015 due to qualitative factor adjustments applied to the Puerto Rico Government-related exposure, including this particular portfolio. The migration of the loans guaranteed by the TDF to non-performing status and classification as impaired in the first quarter of 2016 did not result in a significant increase to the total allowance for loan losses. As of June 30, 2016 the total reserve coverage ratio related to commercial loans extended to or guaranteed by the Puerto Rico Government (excluding municipalities) was 19.5%.

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

 As shown in the following table, the allowance for loan and lease losses amounted to $234.5 million as of June 30, 2016, or 2.64% of total loans, compared with $240.7 million, or 2.64% of total loans, as of December 31, 2015. Refer to the “Provision for Loan and Lease Losses” above for additional information.

	Quarter Ended		Six-Month Period Ended
	June 30,		June 30,
(Dollars in thousands)	2016	2015	2016	2015

Allowance for loan and lease losses, beginning of period	$238,125	$226,064	$240,710	$222,395
Provision (release) for loan and lease losses:
Residential Mortgage	11,098	8,358	17,036	14,833
Commercial Mortgage (1)	2,459	44,278	3,521	42,141
Commercial and Industrial (2)	(71)	15,590	5,738	25,943
Construction (3)	103	309	(329)	1,524
Consumer and Finance Leases	7,397	5,731	16,073	22,795
Provision for loan and lease losses (4)	20,986	74,266	42,039	107,236
Charge-offs
Residential Mortgage	(11,532)	(3,529)	(18,838)	(8,721)
Commercial Mortgage (5)	(1,437)	(46,432)	(2,012)	(50,438)
Commercial and Industrial (6)	(1,914)	(24,370)	(5,673)	(28,823)
Construction (7)	(513)	(4,079)	(604)	(4,684)
Consumer and Finance Leases	(12,970)	(14,538)	(27,774)	(32,295)
Total charge offs (8)	(28,366)	(92,948)	(54,901)	(124,961)
Recoveries:
Residential Mortgage	841	272	1,187	370
Commercial Mortgage (9)	33	6,219	79	6,495
Commercial and Industrial (10)	676	2,501	956	3,059
Construction (11)	144	1,996	161	2,203
Consumer and Finance Leases	2,015	3,148	4,223	4,721
Total recoveries (12)	3,709	14,136	6,606	16,848
Net Charge-Offs	(24,657)	(78,812)	(48,295)	(108,113)
Allowance for loan and lease losses, end of period	$234,454	$221,518	$234,454	$221,518

Allowance for loan and lease losses to period end total loans held for
investment	2.64%	2.45%	2.64%	2.45%
Net charge-offs (annualized) to average loans outstanding during the
period	1.11%	3.41%	1.08%	2.34%

Net charge-offs (annualized), excluding net charge-offs of $61.4 million related to
the bulk sale of assets in 2015, to average loans outstanding during the period	1.11%	0.76%	1.08%	1.03%
Provision for loan and lease losses to net charge-offs during the
period	0.85x	0.94x	0.87x	0.99x

Provision for loan and lease losses to net charge-offs during the
period, excluding the impact of the bulk sale of assets in 2015	0.85x	1.57x	0.87x	1.29x
___________
(1)	For the quarter and six-month period ended June 30, 2015, includes a provision totaling $33.8 million associated with the bulk sale of assets.
(2)	For the quarter and six-month period ended June 30, 2015, includes a provision of $10.8 million associated with the bulk sale of assets.
(3)	For the quarter and six-month period ended June 30, 2015, includes a provision totaling $2.4 million associated with the bulk sale of assets.
(4)	For the quarter and six-month period ended June 30, 2015, includes a provision totaling $46.9 million associated with the bulk sale of assets.
(5)	For the quarter and six-month period ended June 30, 2015, includes charge-offs totaling $43.2 million associated with the bulk sale of assets.
(6)	For the quarter and six-month period ended June 30, 2015, includes charge-offs totaling $22.6 million associated with the bulk sale of assets.
(7)	For the quarter and six-month period ended June 30, 2015, includes charge-offs totaling $4.1 million associated with the bulk sales of assets.
(8)	For the quarter and six-month period ended June 30, 2015, includes charge-offs totaling $69.8 million associated with the bulk sale of assets.
(9)	For the quarter and six-month period ended June 30, 2015, includes recoveries of $5.6 million associated with the bulk sale of assets.
(10)	For the quarter and six-month period ended June 30, 2015, includes recoveries of $2.0 million associated with the bulk sale of assets.
(11)	For the quarter and six-month period ended June 30, 2015, includes recoveries of $0.8 million associated with the bulk sale of assets.
(12)	For the quarter and six-month period ended June 30, 2015, includes recoveries of $8.4 million associated with the bulk sale of assets.

The following table sets forth information concerning the allocation of the allowance for loan and lease losses by loan category and the percentage of loan balances in each category to the total of such loans as of the dates indicated:

	As of		As of
	June 30, 2016		December 31, 2015
(In thousands)	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans

Residential mortgage	$38,955	37%	$39,570	36%
Commercial mortgage loans	69,799	17%	68,211	16%
Construction loans	2,747	2%	3,519	2%
Commercial and Industrial loans	69,789	24%	68,768	26%
Consumer loans and finance leases	53,164	20%	60,642	20%
	$234,454	100%	$240,710	100%

    The following table sets forth information concerning the composition of the Corporation's allowance for loan and lease losses as of June 30, 2016 and December 31, 2015 by loan category and by whether the allowance and related provisions were calculated individually or through a general valuation allowance.

As of June 30, 2016	Residential Mortgage Loans	Commercial Mortgage Loans			Consumer and Finance Leases
				Construction Loans
(Dollars in thousands)			C&I Loans			Total
Impaired loans without specific reserves:
Principal balance of loans, net of charge-offs	$58,474	$44,639	$13,812	$39,563	$3,319	$159,807
Impaired loans with specific reserves:
Principal balance of loans, net of charge-offs	393,806	166,709	183,556	9,653	40,243	793,967
Allowance for loan and lease losses	11,972	40,071	27,750	1,114	5,465	86,372
Allowance for loan and lease losses to principal
balance	3.04%	24.04%	15.12%	11.54%	13.58%	10.88%
PCI loans:
Carrying value of PCI loans	166,556	3,134	-	-	-	169,690
Allowance for PCI loans	6,638	219	-	-	-	6,857
Allowance for PCI loans to carrying value	3.99%	6.99%	-	-	-	4.04%
Loans with general allowance:
Principal balance of loans	2,705,008	1,309,194	1,936,255	88,190	1,708,636	7,747,283
Allowance for loan and lease losses	20,345	29,509	42,039	1,633	47,699	141,225
Allowance for loan and lease losses to principal
balance	0.75%	2.25%	2.17%	1.85%	2.79%	1.82%
Total loans held for investment:
Principal balance of loans	$3,323,844	$1,523,676	$2,133,623	$137,406	$1,752,198	$8,870,747
Allowance for loan and lease losses	38,955	69,799	69,789	2,747	53,164	234,454
Allowance for loan and lease losses to principal
balance (1)	1.17%	4.58%	3.27%	2.00%	3.03%	2.64%

	Residential Mortgage Loans	Commercial Mortgage Loans			Consumer and Finance Leases
				Construction Loans
(Dollars in thousands)			C&I Loans			Total

As of December 31, 2015
Impaired loans without specific reserves:
Principal balance of loans, net of charge-offs	$65,495	$54,048	$27,492	$42,512	$2,618	$192,165

Impaired loans with specific reserves:
Principal balance of loans, net of charge-offs	395,173	27,479	143,214	11,004	37,474	614,344
Allowance for loan and lease losses	21,787	3,073	18,096	1,202	8,423	52,581
Allowance for loan and lease losses to principal
balance	5.51%	11.18%	12.64%	10.92%	22.48%	8.56%

PCI loans:
Carrying value of PCI loans	170,766	3,147	-	-	-	173,913
Allowance for PCI loans	3,837	125	-	-	-	3,962
Allowance for PCI loans to carrying value	2.25%	3.97%	-	-	-	2.28%

Loans with general allowance:
Principal balance of loans	2,713,285	1,453,132	2,075,807	102,679	1,787,057	8,131,960
Allowance for loan and lease losses	13,946	65,013	50,672	2,317	52,219	184,167
Allowance for loan and lease losses to principal
balance	0.51%	4.47%	2.44%	2.26%	2.92%	2.26%

Total loans held for investment:
Principal balance of loans	$3,344,719	$1,537,806	$2,246,513	$156,195	$1,827,149	$9,112,382
Allowance for loan and lease losses	39,570	68,211	68,768	3,519	60,642	240,710
Allowance for loan and lease losses to principal
balance (1)	1.18%	4.44%	3.06%	2.25%	3.32%	2.64%

__________
(1)

Loans used in the denominator include PCI loans of $169.7 million and $173.9 million as of June 30, 2016 and December 31, 2015, respectively. However, the Corporation separately tracks and reports PCI loans and excludes these loans from statistics for non-performing loans, impaired loans, Troubled Debt Restructurings ("TDRs") and non-performing assets.

The following tables show the activity for impaired loans held for investment and the related specific reserve during the quarter and six-month period ended June 30, 2016 and 2015:

		Quarter Ended June 30,		Six-Month Period Ended June 30,

		2016	2015	2016	2015
		(In thousands)		(In thousands)
	Impaired Loans:
	Balance at beginning of period	$917,591	$954,981	$806,509	$945,407
	Loans determined impaired during the period	76,947	34,889	234,931	97,822
	Charge-offs (1)	(11,249)	(70,813)	(19,601)	(82,528)
	Loans sold, net of charge-offs	-	(66,699)	-	(67,836)
	Increase to impaired loans - additional disbursements	414	1,597	1,761	2,116
	Foreclosures	(9,189)	(10,234)	(16,610)	(20,186)
	Loans no longer considered impaired	(4,547)	(3,287)	(24,886)	(13,185)
	Paid in full or partial payments	(16,193)	(15,618)	(28,330)	(36,794)
	Balance at end of period	$953,774	$824,816	$953,774	$824,816

(1)

Includes $63.9 million of charge-offs related to a bulk sale of assets completed in the second quarter of 2015, mostly comprised of non-performing and adversely classified commercial loans, as further discussed below.

		Quarter Ended June 30,		Six-Month Period Ended June 30,
		2016	2015	2016	2015
		(In thousands)		(In thousands)
	Specific Reserve:
	Balance at beginning of period	$81,495	$62,140	$52,581	$55,205
	Provision for loan losses	16,126	53,707	53,392	72,357
	Net charge-offs	(11,249)	(65,929)	(19,601)	(77,644)
	Balance at end of period	$86,372	$49,918	$86,372	$49,918

As of June 30, 2016, the Corporation maintained a $1.1 million reserve for unfunded loan commitments mainly related to an outstanding floor plan relationship. The reserve for unfunded loan commitments is an estimate of the losses inherent in off-balance sheet loan commitments to borrowers that are experiencing financial difficulties at the balance sheet date. It is calculated by multiplying an estimated loss factor by an estimated probability of funding, and then by the period-end amounts for unfunded commitments. The reserve for unfunded loan commitments is included as part of accounts payable and other liabilities in the consolidated statement of financial condition.

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

The following table presents non-performing assets as of the dates indicated:

	June 30,	December 31,
(Dollars in thousands)	2016	2015

Non-performing loans held for investment:
Residential mortgage	$164,399	$169,001
Commercial mortgage	200,376	51,333
Commercial and Industrial	154,405	137,051
Construction	52,549	54,636
Finance leases	2,111	2,459
Consumer	24,354	28,293
Total non-performing loans held for investment	$598,194	$442,773
OREO	139,159	146,801
Other repossessed property	10,790	12,223
Total non-performing assets, excluding loans held for sale	$748,143	$601,797

Non-performing loans held for sale	8,079	8,135
Total non-performing assets, including loans held for sale (1) (2)	$756,222	$609,932

Past due loans 90 days and still accruing (3) (4)	$143,811	$163,197
Non-performing assets to total assets	6.05%	4.85%
Non-performing loans held for investment to total loans held for investment	6.74%	4.86%
Allowance for loan and lease losses	$234,454	$240,710
Allowance to total non-performing loans held for investment	39.19%	54.36%
Allowance to total non-performing loans held for investment,
excluding residential real estate loans	54.05%	87.92%

___________
(1)

Purchased credit impaired loans accounted for under ASC 310-30 of $169.7 million and $173.9 million as of June 30, 2016 and December 31, 2015, respectively, are excluded and not considered non-performing due to the application of the accretion method, under which these loans will accrete interest income over the remaining life of the loans using estimated cash flow analysis.

(2)

Non-performing assets exclude $421.0 million and $414.9 million of TDR loans that are in compliance with the modified terms and in accrual status as of June 30, 2016 and December 31, 2015, respectively.

(3)

It is the Corporation's policy to report delinquent residential mortgage loans insured by the FHA or guaranteed by the VA as past-due loans 90 days and still accruing as opposed to non-performing loans since the principal repayment is insured. These balances include $31.7 million of residential mortgage loans insured by the FHA or guaranteed by the VA that are over 15 months delinquent, and are no longer accruing interest as of June 30, 2016.

(4)

Amount includes purchased credit impaired loans with individual delinquencies over 90 days and still accruing with a carrying value as of June 30, 2016 and December 31, 2015 of approximately $26.5 million and $23.2 million, respectively, primarily related to loans acquired from Doral Bank in the first quarter of 2015 and from Doral Financial in the second quarter of 2014.

The following table shows non-performing assets by geographic segment:

	June 30,	December 31,
(Dollars in thousands)	2016	2015
Puerto Rico:
Non-performing loans held for investment:
Residential mortgage	$141,089	$147,975
Commercial mortgage	185,131	34,917
Commercial and Industrial	149,917	131,450
Construction	11,317	11,894
Finance leases	2,111	2,459
Consumer	22,534	26,329
Total non-performing loans held for investment	512,099	355,024

OREO	126,249	133,121
Other repossessed property	10,723	12,115
Total non-performing assets, excluding loans held for sale	$649,071	$500,260
Non-performing loans held for sale	8,079	8,135
Total non-performing assets, including loans held for sale (1)	$657,150	$508,395
Past due loans 90 days and still accruing (2)	$139,179	$154,915

Virgin Islands:
Non-performing loans held for investment:
Residential mortgage	$16,508	$14,228
Commercial mortgage	9,591	10,073
Commercial and Industrial	4,488	5,601
Construction	41,232	42,590
Consumer	478	471
Total non-performing loans held for investment	72,297	72,963

OREO	6,650	5,458
Other repossessed property	29	32
Total non-performing assets	$78,976	$78,453
Past due loans 90 days and still accruing	$4,632	$8,173

United States:
Non-performing loans held for investment:
Residential mortgage	$6,802	$6,798
Commercial mortgage	5,654	6,343
Construction	-	152
Consumer	1,342	1,493
Total non-performing loans held for investment	13,798	14,786

OREO	6,260	8,222
Other repossessed property	38	76
Total non-performing assets	$20,096	$23,084
Past due loans 90 days and still accruing	$-	$109

____________
(1)

Purchased credit impaired loans accounted for under ASC 310-30 of $169.7 million and $173.9 million as of June 30, 2016 and December 31, 2015, respectively, are excluded and not considered non-performing due to the application of the accretion method, under which these loans will accrete interest income over the remaining life of the loans using estimated cash flow analysis.

(2)

Amount includes purchased credit impaired loans with individual delinquencies over 90 days and still accruing with a carrying value as of June 30, 2016 and December 31, 2015 of approximately $26.5 million and $23.2 million, respectively, primarily related to loans acquired from Doral Bank in the first quarter of 2015 and from Doral Financial in the second quarter of 2014.

Total non-performing loans, including non-performing loans held for sale, were $606.3 million as of June 30, 2016.  This represents an increase of $155.4 million from $450.9 million as of December 31, 2015.  The increase was primarily attributable to the inflow in the first quarter of 2016 of the $128.6 million exposure to commercial mortgage loans guaranteed by the TDF and the inflow in the second quarter of 2016 of a $35.0 million commercial relationship in Puerto Rico. The increase resulting from the inflow of large commercial loans was partially offset by reductions in non-performing residential and consumer loan balances.

Non-performing commercial mortgage loans increased by $149.0 million to $200.4 million as of June 30, 2016 from $51.3 million as of December 31, 2015. The increase was primarily driven by the aforementioned inflow of the $127.3 million exposure to loans guaranteed by the TDF and the inflow of a $20.7 million loan that is part of the aforementioned $35.0 million commercial relationship in Puerto Rico placed in non-performing status in the second quarter of 2016.  Total inflows of non-performing commercial mortgage loans of $157.0 million during the first six months of 2016 increased by $147.3 million compared to inflows of $9.7 million for the same period in 2015.

Non-performing C&I loans increased by $17.3 million to $154.4 million compared to $137.1 million as of December 31, 2015.  The increase was driven by the inflow of a $14.3 million loan which is also part of the aforementioned $35.0 million commercial relationship in Puerto Rico placed in non-performing status in the second quarter of 2016.  Total inflows of non-performing C&I loans were $31.6 million during the first six months of 2016, a decrease of $50.5 million compared to inflows of $82.1 million for the same period in 2015.

Non-performing construction loans, including non-performing construction loans held for sale, decreased by $2.2 million to $60.6 million from $62.8 million as of December 31, 2015, primarily from a combination of cash collections, charge-offs and foreclosures.   The inflows of non-performing construction loans during the first six months of 2016 amounted to $0.6 million compared to inflows of $0.4 million for the same period in 2015.

The following tables present the activity of commercial and construction non-performing loans held for investment:

	Commercial Mortgage	Commercial & Industrial	Construction	Total
(In thousands)
Quarter ended June 30, 2016
Beginning balance	$182,763	$137,896	$54,036	$374,695
Plus:
Additions to non-performing	23,507	23,031	298	46,836
Less:
Loans returned to accrual status	(474)	(381)	-	(855)
Non-performing loans transferred to OREO	(1,182)	(954)	(741)	(2,877)
Non-performing loans charge-offs	(1,313)	(1,839)	(511)	(3,663)
Loan collections	(2,441)	(3,832)	(533)	(6,806)
Reclassification	(484)	484	-	-
Ending balance	$200,376	$154,405	$52,549	$407,330

	Commercial Mortgage	Commercial & Industrial	Construction	Total
(In thousands)
Six-Month Period Ended June 30, 2016
Beginning balance	$51,333	$137,051	$54,636	243,020
Plus:
Additions to non-performing	156,959	31,608	606	189,173
Less:
Loans returned to accrual status	(619)	(742)	-	(1,361)
Non-performing loans transferred to OREO	(1,744)	(1,537)	(796)	(4,077)
Non-performing loans charge-offs	(1,628)	(5,593)	(580)	(7,801)
Loan collections	(3,519)	(6,866)	(1,239)	(11,624)
Reclassification	(406)	484	(78)	-
Ending balance	$200,376	$154,405	$52,549	$407,330

	Commercial Mortgage	Commercial & Industrial	Construction	Total
(In thousands)
Quarter ended June 30, 2015
Beginning balance	$142,385	$186,500	$27,163	$356,048
Plus:
Additions to non-performing	3,902	2,576	280	6,758
Less:
Loans returned to accrual status	(5,106)	(632)	-	(5,738)
Non-performing loans transferred to OREO	(6,826)	(513)	(120)	(7,459)
Non-performing loans charge-offs	(19,358)	(20,111)	(4,079)	(43,548)
Loan collections	(2,147)	(3,428)	(151)	(5,726)
Non-performing loans sold, net of charge-offs	(17,762)	(20,457)	(6,975)	(45,194)
Ending balance	$95,088	$143,935	$16,118	$255,141

	Commercial Mortgage	Commercial & Industrial	Construction	Total
(In thousands)
Six-Month Period Ended June 30, 2015
Beginning balance	$148,473	$122,547	$29,354	$300,374
Plus:
Additions to non-performing	9,704	82,079	408	92,191
Less:
Loans returned to accrual status	(6,627)	(875)	(22)	(7,524)
Non-performing loans transferred to OREO	(6,826)	(5,379)	(385)	(12,590)
Non-performing loans charge-offs	(23,328)	(24,415)	(4,684)	(52,427)
Loan collections	(8,546)	(7,335)	(1,329)	(17,210)
Reclassification	-	-	(249)	(249)
Non-performing loans sold, net of charge-offs	(17,762)	(22,687)	(6,975)	(47,424)
Ending balance	$95,088	$143,935	$16,118	$255,141

Total non-performing commercial and construction loans, including non-performing loans held for sale, with a book value of $415.4 million as of June 30, 2016, are being carried at 61.0% of unpaid principal balance, net of reserves and accumulated charge-offs.

Non-performing residential mortgage loans decreased by $4.6 million to $164.4 million as of June 30, 2016 from $169.0 million as of December 31, 2015.  The decrease was mainly driven by loans brought current, modifications through TDRs after a sustained performance period, foreclosures, and charge-offs during the first half of 2016, partially offset by inflows of $44.9 million.  The inflows of non-performing residential mortgage loans during the first half of 2016 amounted to $44.9 million compared to inflows of $44.3 million for the same period in 2015.  Approximately $50.0 million, or 30% of total non-performing residential mortgage loans, have been written down to their net realizable value and no specific reserve was allocated.

The following table presents the activity of residential non-performing loans held for investment:

	Quarter Ended	Six-Month Period Ended
	June 30, 2016
	(In thousands)

Beginning balance	$172,890	$169,001
Plus:
Additions to non-performing	19,947	44,863
Less:
Loans returned to accrual status	(8,928)	(18,255)
Non-performing loans transferred to OREO	(7,802)	(14,546)
Non-performing loans charge-offs	(8,521)	(12,655)
Loan collections	(3,187)	(4,009)
Ending balance	$164,399	$164,399

	Quarter Ended	Six-Month Period Ended
	June 30, 2015
	(In thousands)

Beginning balance	$172,583	$180,707
Plus:
Additions to non-performing	25,058	44,271
Less:
Loans returned to accrual status	(13,990)	(27,908)
Non-performing loans transferred to OREO	(5,630)	(10,678)
Non-performing loans charge-offs	(2,388)	(7,461)
Loan collections	(598)	(4,145)
Reclassification	-	249
Ending balance	$175,035	$175,035

The amount of non-performing consumer loans, including finance leases, showed a $4.3 million decrease during the first six months of 2016 to $26.5 million compared to $30.8 million as of December 31, 2015.  The decrease was mainly related to charge-offs and cash collections, primarily auto loans.  The inflows of non-performing consumer loans of $21.3 million for the first six months of 2016 decreased by $5.8 million compared to inflows of $27.1 million for the same period in 2015.

As of June 30, 2016, approximately $278.0 million of the loans placed in non-accrual status, mainly commercial loans, were current, or had delinquencies of less than 90 days in their interest payments, including $120.3 million of TDRs maintained in nonaccrual status until the restructured loans meet the criteria of sustained payment performance under the revised terms for reinstatement to accrual status and there is no doubt about full collectability. Collections on these loans are being recorded on a cash basis through earnings, or on a cost-recovery basis, as conditions warrant.

     During the six-month period ended June 30, 2016, interest income of approximately $6.0 million related to non-performing loans with a carrying value of $402.3 million as of June 30, 2016, mainly non-performing construction and commercial loans, was applied against the related principal balances under the cost-recovery method.

    As of June 30, 2016, approximately $123.0 million, or 21%, of total non-performing loans held for investment have been charged-off to their net realizable value and no specific reserve was allocated, as shown in the following table:

(Dollars in thousands)	Residential Mortgage Loans	Commercial Mortgage Loans	C&I Loans	Construction Loans	Consumer and Finance Leases	Total
As of June 30, 2016
Non-performing loans held for investment
charged-off to realizable value	$50,020	$21,093	$10,992	$39,563	$1,366	$123,034
Other non-performing loans held
for investment	114,379	179,283	143,413	12,986	25,099	475,160
Total non-performing loans held
for investment	$164,399	$200,376	$154,405	$52,549	$26,465	$598,194

Allowance to non-performing loans held for
investment	23.69%	34.83%	45.19%	5.22%	200.88%	39.19%
Allowance to non-performing loans held for
investment, excluding non-performing loans
charged-off to realizable value	34.05%	38.93%	48.66%	21.15%	211.81%	49.34%

As of December 31, 2015
Non-performing loans held for investment
charged-off to realizable value	$53,612	$15,190	$27,492	$39,466	$1,282	$137,042
Other non-performing loans held
for investment	115,389	36,143	109,559	15,170	29,470	305,731
Total non-performing loans held
for investment	$169,001	$51,333	$137,051	$54,636	$30,752	$442,773

Allowance to non-performing loans held for
investment	23.41%	132.88%	50.18%	6.44%	197.20%	54.36%
Allowance to non-performing loans held for
investment, excluding non-performing loans
charged-off to realizable value	34.29%	188.73%	62.77%	23.20%	205.78%	78.73%

The Corporation provides homeownership preservation assistance to its customers through a loss mitigation program in Puerto Rico that is similar to the U.S. government’s Home Affordable Modification Program guidelines. Depending upon the nature of borrowers’ financial condition, restructurings or loan modifications through this program as well as other restructurings of individual commercial, commercial mortgage, construction, and residential mortgage loans in the U.S. mainland, fit the definition of a TDR. A restructuring of a debt constitutes a TDR if the creditor for economic or legal reasons related to the debtor’s financial difficulties grants a concession to the debtor that it would not otherwise consider. Modifications involve changes in one or more of the loan terms that bring a defaulted loan current and provide sustainable affordability. Changes may include the refinancing of any past-due amounts, including interest and escrow, the extension of the maturity of the loan and modifications of the loan rate. As of June 30, 2016, the Corporation’s total TDR loans held for investment of $671.0 million consisted of $381.8 million of residential mortgage loans, $160.9 million of commercial and industrial loans, $45.0 million of commercial mortgage loans, $41.7 million of construction loans, and $41.7 million of consumer loans.

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

Prior to permanently modifying a loan, the Corporation may enter into trial modifications with certain borrowers. Trial modifications generally represent a six-month period during which the borrower makes monthly payments under the anticipated modified payment terms prior to a formal modification. Upon successful completion of a trial modification, the Corporation and the borrower enter into a permanent modification. TDR loans that are participating in, or that have been offered a binding trial modification are classified as TDRs when the trial offer is made and continue to be classified as TDRs regardless of whether the borrower enters into a permanent modification. As of June 30, 2016, the Corporation classified an additional $8.3 million of residential mortgage loans as TDRs that were participating in or had been offered a trial modification.

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

The following table provides a breakdown between accrual and nonaccrual status of TDRs:

(In thousands)	June 30, 2016

	Accrual	Nonaccrual (1)	Total TDRs

Non-FHA/VA Residential Mortgage loans	$301,318	$80,440	$381,758
Commercial Mortgage Loans	29,915	15,114	45,029
Commercial and Industrial Loans	57,991	102,873	160,864
Construction Loans	909	40,759	41,668
Consumer Loans - Auto	16,320	8,050	24,370
Finance Leases	2,244	68	2,312
Consumer Loans - Other	12,275	2,715	14,990
Total Troubled Debt Restructurings	$420,972	$250,019	$670,991

(1)

Included in non-accrual loans are $120.3 million in loans that are performing under the terms of the restructuring agreements but are reported in non-accrual status until the restructured loans meet the criteria of sustained payment performance under the revised terms for reinstatement to accrual status and are deemed fully collectible.

The OREO portfolio, which is part of non-performing assets, decreased by $7.6 million. The following table shows the activity during the six-month period ended June 30, 2016 of the OREO portfolio by geographic region and type of property:

(In thousands)	As of June 30, 2016
	Puerto Rico			Virgin Islands			Florida			Consolidated
	Residential	Commercial	Construction	Residential	Commercial	Construction	Residential	Commercial	Construction
Beginning Balance	$37,501	$86,424	$9,196	$838	$110	$4,510	$5,225	$1,314	$1,683	$146,801
Additions	17,304	2,233	12	163	1,169	765	374	-	-	22,020
Sales	(11,094)	(3,531)	(1,609)	(724)	-	(140)	(1,940)	(334)	-	(19,372)
Fair value adjustments	(4,660)	(5,331)	(196)	(12)	-	(29)	(62)	-	-	(10,290)
Ending balance	$39,051	$79,795	$7,403	$265	$1,279	$5,106	$3,597	$980	$1,683	$139,159

Net Charge-offs and Total Credit Losses

Total net charge-offs for the first six months of 2016 were $48.3 million, or 1.08% of average loans on an annualized basis, compared to $108.1 million, or an annualized 2.34%, for the same period in 2015. The bulk sale of assets in the second quarter of 2015 added $61.4 million in net charge-offs for the first half of 2015. Excluding the impact of net charge-offs related to the bulk sale of assets in 2015, the $48.3 million of net charge-offs for the first half of 2016 increased by $1.6 million compared to adjusted net charge-offs of $46.7 million for the first half of 2015, driven by higher losses on residential mortgage loans.

C&I loans net charge-offs in the first six months of 2016 totaled $4.7 million, or an annualized 0.44% of related average loans, compared to $25.8 million, or an annualized 2.27%, for the first six months of 2015. C&I loans net charge-offs in the first six months of 2015 included $20.6 million associated with the bulk sale of assets. Excluding the impact of net charge-offs related to the bulk sale of assets in 2015, the $4.7 million of C&I loans net charge-offs for the first half of 2016 decreased by $0.5 million compared to adjusted C&I loans net charge-offs of $5.2 million for the first half of 2015. Substantially all of the charge-offs recorded in the first half of 2016 are related to loans in Puerto Rico, including $2.7 million in a charge-off on an individual loan.

Commercial mortgage loans net charge-offs in the first six months of 2016 were $1.9 million, or an annualized 0.25% of related average loans, compared to $43.9 million, or an annualized 5.37%, for the first six months of 2015. Commercial mortgage loans net charge-offs in the first six months of 2015 included $37.6 million associated with the bulk sale of assets. Excluding the impact of net charge-offs related to the bulk sale of assets in 2015, the $1.9 million of commercial mortgage loans net charge-offs for the first half of 2016 decreased by $4.4 million compared to adjusted commercial mortgage loans net charge-offs of $6.3 million for the first half of 2015. Most of the charge-offs recorded in the first half of 2016 are related to loans in Puerto Rico.

Construction loans net charge-offs in the first six months of 2016 were $0.4 million, or an annualized 0.58% of related average loans, compared to $2.5 million, or an annualized 2.90%, for the first six months of 2015. Construction loans net-charge offs in the first six months of 2015 included $3.3 million of net charge-offs related to the bulk sale of assets. Excluding the impact of net charge-offs related to the bulk sale of assets in 2015, the $0.4 million of construction loans net charge-offs for the first half of 2016 reflects a variance of $1.2 million compared to adjusted construction loans net recoveries of $0.8 million for the first half of 2015. More than a half of the net construction loans net charge-offs in 2016 was related to an individual land loan in Puerto Rico fully charged-off in the second quarter.

Residential mortgage loans net charge-offs in the first six months of 2016 were $17.7 million, or an annualized 1.07% of related average loans, compared to $8.4 million, or an annualized 0.52%, for the first six months of 2015. The increase in the residential mortgage loans net charge-offs is mainly due to updated appraisals. Approximately $12.6 million in charge-offs for the first half of 2016 resulted from valuations for impairment purposes of residential mortgage loans considered homogeneous given high delinquency and loan-to-value levels compared to $6.2 million for the first half of 2015. Net charge-offs for residential mortgage loans also included $3.9 million related to foreclosures in the first half of 2016, compared to $2.1 million for the first half of 2015.

   Consumer and finance leases net charge-offs in the first six months of 2016 were $23.6 million, or an annualized 2.64% of related average loans, compared to $27.6 million, or an annualized 2.85% of average loans, in the first six months of 2015.  The decrease is mainly attributable to the auto loan portfolio.

The following table presents annualized net charge-offs to average loans held-in-portfolio:

	Quarter Ended		Six-Month Period Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015

Residential mortgage loans	1.29%	0.39%	1.07%	0.52%
Commercial mortgage (1)	0.37%	10.01%	0.25%	5.37%
Commercial and industrial (2)	0.23%	3.92%	0.44%	2.27%
Construction loans (3)	1.02%	4.90%	0.58%	2.90%
Consumer loans (4)	2.48%	2.38%	2.64%	2.85%
Total loans (5)	1.11%	3.41%	1.08%	2.34%
_______________
(1)

For the quarter and  six-month period ended June 30, 2015, includes net charge-offs totaling $37.6 million associated with the bulk sale of assets.  The ratio of commercial mortgage net charge-offs to average loans, excluding net charge-offs associated with the bulk sale of assets, was 0.68% and 0.82%, respectively.

(2)

For the quarter and six-month period ended June 30, 2015, includes net charge-offs totaling $20.6 million associated with the bulk sale of assets. The ratio of commercial and industrial net charge-offs to average loans, excluding net charge-offs associated with the bulk sale of assets, was 0.23% and 0.45%, respectively.

(3)

For the quarter and  six-month period ended June 30, 2015, includes net charge-offs totaling $3.3 million associated with the bulk sale of assets. The ratio of construction net charge-offs to average loans, excluding net charge-offs associated with the bulk sale of assets, was (2.94)% and (0.98)%, respectively.

(4)	Includes lease financing.
(5)

For the quarter and  six-month period ended June 30, 2015, includes net charge-offs totaling $61.4 million associated with the bulk sale of assets. The ratio of total net charge-offs to average loans, excluding charge-offs associated with the bulk sale of assets, was 0.76% and 1.03%, respectively.

The following table presents annualized net charge-offs (recoveries) to average loans held-in-portfolio by geographic segment:

	Quarter Ended		Six-Month Period Ended
	June 30,	June 30,	June 30,	June 30,
	2016	2015	2016	2015
PUERTO RICO:
Residential mortgage	1.67%	0.50%	1.37%	0.66%
Commercial mortgage (1)	0.47%	12.84%	0.32%	6.70%
Commercial and Industrial (2)	0.30%	4.76%	0.57%	2.74%
Construction (3)	3.26%	17.93%	1.52%	9.81%
Consumer and finance leases (4)	2.56%	2.48%	2.75%	2.96%
Total loans (5)	1.37%	4.23%	1.33%	2.84%
VIRGIN ISLANDS:
Residential mortgage	0.13%	0.10%	0.10%	0.07%
Commercial mortgage (6)	0.11%	-%	(0.01)%	-%
Commercial and Industrial (7)	(0.01)%	0.40%	(0.02)%	0.51%
Construction (8)	0.33%	(0.17)%	0.37%	0.24%
Consumer and finance leases (9)	0.88%	(0.10)%	0.86%	0.02%
Total loans	0.18%	0.10%	0.15%	0.16%
FLORIDA:
Residential mortgage (10)	0.06%	(0.09)%	0.05%	(0.01)%
Commercial mortgage (11)	(0.05)%	(0.86)%	0.03%	0.50%
Commercial and Industrial (12)	-%	-%	(0.01)%	-%
Construction (13)	(2.15)%	(16.59)%	(1.29)%	(9.88)%
Consumer and finance leases	1.08%	0.68%	0.25%	0.96%
Total loans (14)	0.00%	(0.71)%	0.01%	(0.09)%

__________
(1)

For the  quarter and six-month period ended June 30, 2015, includes net charge-offs totaling $37.6 million associated with the bulk sale of assets. The ratio of commercial mortgage net charge-offs to average loans in Puerto Rico, excluding net charge-offs associated with the bulk sale of assets, was 1.06% and 0.93%, respectively.

(2)

For the quarter and  six-month period ended June 30, 2015, includes net charge-offs totaling $20.6 million associated with the bulk sale of assets. The ratio of commercial and industrial net charge-offs to average loans in Puerto Rico, excluding net charge-offs associated with the bulk sale of assets, was 0.25% and 0.51%, respectively.

(3)

For the quarter and six-month period ended June 30, 2015, includes net charge-offs totaling $3.3 million associated with the bulk sale of assets. The ratio of construction net charge-offs to average loans in Puerto Rico, excluding net charge-offs associated with the bulk sale of assets, was (0.05)% and 1.11%, respectively.

(4)	Includes lease financing.
(5)

For the quarter and six-month period ended June 30, 2015, includes net charge-offs totaling $61.4 million associated with the bulk sale of assets. The ratio of total net charge-offs to average loans in Puerto Rico, excluding net charge-offs associated with the bulk sale of assets, was 1.02% and 1.25%, respectively.

(6)	For the first six months of 2016, recoveries in commercial mortgages in the Virgin Islands exceeded charge-offs.
(7)	For the quarter and six-month period ended June 30, 2016, recoveries in commercial and industrial loans in the Virgin Islands exceeded charge-offs.
(8)	For the second quarter of 2015, recoveries in construction loans in the Virgin Islands exceeded charge-offs.
(9)	For the second quarter of 2015, recoveries in consumer loans in the Virgin Islands exceeded charge-offs.
(10)	For the second quarter and six-month period ended June 30, 2015, recoveries in residential mortgage loans in Florida exceeded charge-offs.
(11)	For the second quarter of 2016 and 2015, recoveries in commercial mortgage loans in Florida exceeded charge-offs.
(12)	For the first half of 2016, recoveries in commercial and industrial loans in Florida exceeded charge-offs.
(13)	For the second quarters and six-month periods ended June 30, 2016 and 2015, recoveries in construction loans in Florida exceeded charge-offs.
(14)	For the second quarter and six-month period ended June 30, 2015, recoveries in total loans in Florida exceeded charge-offs.

   The above ratios are based on annualized charge-offs and are not necessarily indicative of the results expected for the entire year or in subsequent periods.

   Total credit losses (equal to net charge-offs plus losses on OREO operations) for the first six months of 2016 amounted to $54.8 million, or 1.35% on an annualized basis to average loans and repossessed assets, in contrast to credit losses of $115.6 million, or 2.47% on an annual basis to average loans, for the same period in 2015.

The following table presents a detail of the OREO inventory and credit losses for the periods indicated:

	Quarter Ended		Six-Month Period Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(Dollars in thousands)
OREO
OREO balances, carrying value:
Residential	$42,913	$33,228	$42,913	$33,228
Commercial	82,054	72,528	82,054	72,528
Construction	14,192	16,373	14,192	16,373
Total	$139,159	$122,129	$139,159	$122,129
OREO activity (number of properties):
Beginning property inventory	563	473	549	458
Properties acquired	103	77	186	144
Properties disposed	(100)	(78)	(169)	(130)
Ending property inventory	566	472	566	472
Average holding period (in days)
Residential	321	437	321	437
Commercial	596	456	596	456
Construction	1,337	1,090	1,337	1,090
	590	539	590	539
OREO operations (loss) gain:
Market adjustments and (losses) gain on sale:
Residential	$(311)	$(809)	$(1,135)	$(1,872)
Commercial	(3,531)	(3,127)	(5,418)	(3,164)
Construction	(163)	(304)	(129)	(710)
	(4,005)	(4,240)	(6,682)	(5,746)
Other OREO operations income (expenses)	680	(634)	151	(1,756)
Net Loss on OREO operations	$(3,325)	$(4,874)	$(6,531)	$(7,502)
CHARGE-OFFS
Residential charge-offs, net	(10,691)	(3,257)	(17,651)	(8,351)
Commercial charge-offs, net	(2,642)	(62,082)	(6,650)	(69,707)
Construction charge-offs, net	(369)	(2,083)	(443)	(2,481)
Consumer and finance leases charge-offs, net	(10,955)	(11,390)	(23,551)	(27,574)
Total charge-offs, net	(24,657)	(78,812)	(48,295)	(108,113)
TOTAL CREDIT LOSSES (1)	$(27,982)	$(83,686)	$(54,826)	$(115,615)
LOSS RATIO PER CATEGORY (2)
Residential	1.31%	0.48%	1.12%	0.63%
Commercial	0.66%	6.71%	0.64%	3.69%
Construction	1.34%	5.11%	0.68%	3.37%
Consumer	2.46%	2.36%	2.62%	2.83%
TOTAL CREDIT LOSS RATIO (3)	1.30%	3.76%	1.35%	2.60%

(1) Equal to OREO operations (losses) gains plus charge-offs, net.
(2) Calculated as net charge-offs plus market adjustments and gains (losses) on sale of OREO divided by average loans and repossessed assets.
(3) Calculated as net charge-offs plus net loss on OREO operations divided by average loans and repossessed assets.

Operational Risk

   The Corporation faces ongoing and emerging risk and regulatory pressure related to the activities that surround the delivery of banking and financial products. Coupled with external influences such as market conditions, security risks, and legal risks, the potential for operational and reputational loss has increased. In order to mitigate and control operational risk, the Corporation has developed, and continues to enhance, specific internal controls, policies and procedures that are designated to identify and manage operational risk at appropriate levels throughout the organization. The purpose of these mechanisms is to provide reasonable assurance that the Corporation’s business operations are functioning within the policies and limits established by management.

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

Concentration Risk

The Corporation conducts its operations in a geographically concentrated area, as its main market is Puerto Rico. However, the Corporation has diversified its geographical risk as evidenced by its operations in the Virgin Islands and in Florida. Of the total gross loans held for investment of $8.9 billion as of June 30, 2016, approximately 80% have credit risk concentration in Puerto Rico, 13% in the United States, and 7% in the Virgin Islands.

Exposure to Puerto Rico Government

   As of June 30, 2016, the Corporation had $336.5 million of direct exposure to the Puerto Rico Government, its municipalities and public corporations, compared to $360.7 million as of December 31, 2015.  Approximately $197.8 million of the exposure consisted of loans and obligations of municipalities in Puerto Rico that are supported by assigned property tax revenues and for which, in most cases, the good faith, credit and unlimited taxing power of the applicable municipality have been pledged to their repayment. Approximately 89% of the Corporation’s municipality exposure consists primarily of senior priority obligations concentrated on five of the largest municipalities in Puerto Rico (San Juan, Carolina, Bayamon, Mayaguez and Guaynabo). These municipalities are required by law to levy special property taxes in such amounts as shall be required for the payment of all of their respective general obligation bonds and loans. In addition to municipalities, the total exposure to the Puerto Rico Government included $9.7 million of loans to units of the Puerto Rico central government, and approximately $85.6 million consisted of loans to public corporations, including a direct exposure to PREPA with a book value of $68.3 million as of June 30, 2016. The PREPA credit facility was placed in non-accrual status in the first quarter of 2015 and interest payments are recorded on a cost-recovery basis.  The Corporation’s total direct exposure also includes obligations of the Puerto Rico Government with an amortized cost of $43.4 million as part of its available-for-sale investment securities portfolio, net of $22.2 million in cumulative OTTI charges, and recorded on its books at a fair value of $28.5 million as of June 30, 2016.

     The following table details the Corporation’s total direct exposure to the Puerto Rico Government according to their maturities:

	As of June 30, 2016
	Investment
	Portfolio		Total
	(Amortized cost)	Loans	Exposure

	(Dollars in thousands)
Central Government:
Due within one year	$-	$2,802	$2,802
After 1 to 5 years	-	6,899	6,899
Total Central Government	-	9,701	9,701

Government Development Bank:
After 1 to 5 years	21,423	-	21,423
Total Government Development Bank	21,423	-	21,423

Puerto Rico Housing Finance Authority:
After 5 to 10 years	845	-	845
After 10 years	7,864	-	7,864
Total Puerto Rico Housing Finance Authority	8,709	-	8,709

Puerto Rico Public Buildings Authority:
After 10 years	13,315	-	13,315
Total Puerto Rico Public Buildings Authority	13,315	-	13,315

Public Corporations:
Puerto Rico Electric Power Authority and affiliates:
Due within one year	-	68,266	68,266
After 5 to 10 years	-	17,296	17,296
Total Public Corporations	-	85,562	85,562

Municipalities:
Due within one year	-	6,160	6,160
After 1 to 5 years	1,371	-	1,371
After 5 to 10 years	11,382	30,325	41,707
After 10 years	148,589	-	148,589
Total Municipalities	161,342	36,485	197,827

Total Direct Government Exposure	$204,789	$131,748	$336,537

   Furthermore, as of June 30, 2016, the Corporation had $127.3 million in financings to the hotel industry in Puerto Rico where the borrower and the operations of the underlying collateral are the primary sources of repayment and the TDF provides a secondary guarantee for payment performance, compared to $129.4 million as of December 31, 2015. This exposure, consisting of three facilities, was placed in non-accrual status and classified as impaired in the first quarter of 2016 and interest payments are now applied against principal.  Approximately $1.0 million of interest payments received on loans guaranteed by the TDF since late March 2016 have been applied against principal. The TDF is a subsidiary of the GDB that facilitates private sector financings to the Puerto Rico’s hotel industry. Recent developments related to the Puerto Rico government’s fiscal situation introduced additional uncertainty regarding the TDF’s ability to honor its guarantee, including the enactment of the Puerto Rico Emergency Moratorium and Financial Rehabilitation Act (“Act 21”), which gives Puerto Rico’s governor emergency powers to deal with Puerto Rico’s challenging fiscal situation, including the ability to declare a moratorium on all bonds and other payments. On June 30, 2016, pursuant to Act 21, the Puerto Rico governor ordered a moratorium on the payment of $780 million of the Puerto Rico Government’s general obligations and the debt of certain other instrumentalities due on July 1, 2016.  This followed a default on the principal payment of $367 million of GDB notes due on May 1, 2016.  Puerto Rico’s governor also issued an executive order intended to protect the GDB’s liquidity by allowing withdrawals only to fund necessary costs for essential services such as health, public safety and education services.  Recently, the GDB defaulted on a $28 million payment of interest due to its creditors on August 1, 2016, including interest due on GDB bonds held by the Corporation.  As of the date of filing of this Form 10-Q, the largest of these facilities is current on contractual payments as its operations are generating the cash flows to cover payments.  The Corporation has been receiving partial payments on the other two facilities insufficient to cover the entire contractual payment. The Corporation collections of principal and interest from TDF in the first half of 2016 amounted to $0.6 million compared to $5.3 million in the entire year 2015.  These loans have been adversely classified since the third quarter of 2015.

   The general reserve for commercial loans was increased in the fourth quarter of 2015 due to qualitative factors that stressed the historical loss rates applied to the Puerto Rico Government-related exposure, including the TDF-guaranteed portfolio. The migration of the loans guaranteed by the TDF to non-accrual status and impaired classification in the first quarter of 2016 did not result in a significant increase to the total allowance for loan losses. As of June 30, 2016, the total reserve coverage ratio related to commercial loans extended to or guaranteed by the Puerto Rico Government (excluding municipalities) was 19.5%.

   In addition, the Corporation had $122.7 million in indirect exposure to residential mortgage loans that are guaranteed by the Puerto Rico Housing Finance Authority. Residential mortgage loans guaranteed by the Puerto Rico Housing Finance Authority are secured by the underlying properties and the guarantees serve to cover shortfalls in collateral in the event of a borrower default. The Puerto Rico Government guarantees up to $75 million of the principal insured by the mortgage loans insurance program. According to the most recently released audited financial statements of the Puerto Rico Housing Finance Authority, as of June 30, 2015, the Puerto Rico Housing Finance Authority’s mortgage loans insurance program covered loans aggregating to approximately $552 million. The regulations adopted by the Puerto Rico Housing Finance Authority require the establishment of adequate reserves to guarantee the solvency of the mortgage loans insurance fund. As of June 30, 2015, the Puerto Rico Housing Finance Authority had a restricted net position for such purposes of approximately $77.4 million.

   Furthermore, as of June 30, 2016, the Corporation had $457.4 million of public sector deposits in Puerto Rico. Approximately 39% is from municipalities and municipal agencies in Puerto Rico and 61% is from public corporations and the central government and agencies in Puerto Rico.

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

Basis of Presentation

The Corporation has included in this Form 10-Q the following financial measures that are not recognized under U.S. generally accepted accounting principles, which are referred to as non-GAAP financial measures: (i) the calculation of net interest income, interest rate spread and net interest margin rate on a tax-equivalent basis and excluding changes in the fair value of derivative instruments; (ii) the calculation of the tangible common equity ratio and the tangible book value per common share; and (iii) certain other financial measures, including net income, provision for loan and lease losses, non-interest income,  non-interest expenses and net charge-offs adjusted to exclude the effect of other-than-temporary impairment charges on debt securities recorded during the second quarter of 2015 and six-month periods ended June 30, 2016 and 2015, the effect of the gain on the repurchase and cancellation of $10 million in trust-preferred securities recorded in the first half of 2016, the effect of the bulk sale of assets in the second quarter and first half of  2015, and the bargain purchase gain and acquisition and conversion costs related to the acquisition of assets and assumption of deposits from Doral Bank recorded in the first half of 2015. Investors should be aware that non-GAAP financial measures have inherent limitations and should be read only in conjunction with the Corporation’s consolidated financial data prepared in accordance with GAAP.

     Net interest income, interest rate spread and net interest margin are reported excluding changes in the fair value of derivative instruments and on a tax-equivalent basis, in order to provide to investors additional information about the Corporation’s net interest income that management uses and believes should facilitate comparability and analysis. The changes in the fair value of derivative instruments have no effect on interest due or interest earned on interest-bearing liabilities or interest-earning assets, respectively. The tax-equivalent adjustment to net interest income recognizes the income tax savings when comparing taxable and tax-exempt assets and assumes a marginal income tax rate. Income from tax-exempt earning assets is increased by an amount equivalent to the taxes that would have been paid if this income had been taxable at statutory rates. Management believes that it is a standard practice in the banking industry to present net interest income, interest rate spread, and net interest margin on a fully tax-equivalent basis. This adjustment puts all earning assets, most notably tax-exempt securities and certain loans, on a common basis that facilitates comparison of results to results of peers. Refer to “Net Interest Income” above for the table that reconciles the non-GAAP financial measure “net interest income excluding fair value changes and on a tax-equivalent basis” with net interest income calculated and presented in accordance with GAAP. The table also reconciles the non-GAAP financial measures “net interest spread and margin excluding fair value changes and on a tax-equivalent basis” with net interest spread and margin calculated and presented in accordance with GAAP.

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

    To supplement the Corporation’s financial statements presented in accordance with GAAP, the Corporation uses, and believes that investors benefit from disclosure of adjustments to the provision for loan and lease losses, non-interest income, non-interest expenses, and net income to exclude items that management believes are not reflective of core operating performance, are not expected to reoccur with any regularity, or may reoccur at uncertain times and amounts.  During the second quarter and first six months of 2016 and 2015, the following adjustments were made for one of those reasons:

•         Adjusted provision for loan and lease losses excludes a $46.9 million charge related to the bulk sale of assets completed in the second quarter of 2015.

•         Adjusted non-interest income excludes: (i) OTTI charges on debt securities of $6.7 million for the six-month period ended June 30, 2016, and $13.1 million and $13.3 million for the second quarter and six-month period ended June 30, 2015, respectively, (ii) a $4.2 million gain on the repurchase and cancellation of trust-preferred securities recorded for the six-month period ended June 30, 2016, (iii) a $13.4 million bargain purchase gain on assets acquired and deposits assumed from Doral Bank recorded in the six-month period ended June 30, 2015, and (iv) a $0.6 million loss related to a commercial mortgage loan held for sale sold as part of the bulk sale of assets recorded for the quarter and six-month period ended June 30, 2015.

•         Adjusted non-interest expenses excludes: (i) acquisition and conversion costs of $2.6 million and $4.6 million for the quarter and six-month period ended June 30, 2015, respectively, associated with the assets acquired and liabilities assumed from Doral Bank in 2015, and (ii) expenses and losses of $1.2 million directly attributable to the bulk sale of assets recorded for the quarter and six-month period ended June 30, 2015.

•         Adjusted net income excludes the effect of all the items mentioned in the above captions and their related tax effects.  A $19.0 million tax benefit related to the bulk sale of assets and transaction costs was recorded for the second quarter and six-month period ended June 30, 2015. A $5.2 million tax expense related to the bargain purchase gain on assets acquired and liabilities assumed from Doral Bank was recorded in the six-month period ended June 30, 2016. A tax benefit of $1.0 million and $1.8 million was recorded for the quarter and six-month period ended June 30, 2015, respectively, related to acquisition and conversion costs associated with assets acquired and liabilities assumed from Doral Bank.  The tax effect of these transactions was computed applying the Puerto Rico statutory tax rate of 39%.  No tax benefit or expense was recognized for OTTI charges on debt securities and the gain on the repurchase and cancellation of trust-preferred securities.

•         Adjusted net charge-offs exclude net charge-offs of $61.4 million recorded for the quarter and six-month period ended June 30, 2015 related to the bulk sale of assets.

    Management believes that disclosure of the adjusted provision for loan and lease losses, adjusted non-interest income, adjusted non-interest expenses, adjusted net income, and adjusted net charge-offs enhances the ability of analysts and investors to analyze trends in the Corporation’s business and understand the performance of the Corporation.  In addition, the Corporation may utilize these non-GAAP financial measures as a guide in its budgeting and long-term planning process.

						Adjusted (Non-GAAP)
	As Reported (GAAP)	OTTI on Debt Securities	Bulk Sale Transaction Impact	Conversion Costs	Tax effect

2015 Second Quarter

(In thousands)
Total net charge-offs (1)	$78,812	$-	$(61,435)	$-	$-	$17,377
Total net charge-offs to average loans	3.41%					0.76%
Commercial mortgage	$40,213	$-	$(37,590)	$-	$-	$2,623
Commercial mortgage loans net charge-offs to average loans	10.01%					0.68%
Commercial and Industrial	$21,869	$-	$(20,570)	$-	$-	$1,299
Commercial and Industrial loans net charge-offs to average loans	3.92%					0.23%
Construction	$2,083	$-	$(3,275)	$-	$-	$(1,192)
Construction loans net charge-offs to average loans	4.90%					-2.94%

Provision for loan and lease losses	$74,266	$-	$(46,947)	$-	$-	$27,319
Non-interest income	$6,670	$13,097	$552	$-	$-	$20,319
Net impairment losses on available-for-sale debt securities	(13,097)	13,097	-	-	-	-
Other non-interest income	9,785	-	552	-	-	10,337
Non-interest expenses	$102,799	$-	$(1,168)	$(2,562)	$-	$99,069
Employees' compensation and benefits	37,945	-	-	(104)	-	37,841
Professional fees	19,005	-	(918)	(1,983)	-	16,104
Business promotion	3,934	-	-	(274)	-	3,660
Net loss on OREO operation	4,874	-	(250)	-	-	4,624
Other expenses	12,055	-	-	(201)	-	11,854
Net (loss) income	$(34,074)	$13,097	$48,667	$2,562	$(19,979)	$10,273

1 - Charge-off percentages annualized

2016 First Six-Months	As reported (GAAP)	OTTI on Debt Securities	Gain on Repurchase and Cancellation of Trust Preferred Securities	Adjusted (Non-GAAP)

(In thousands)
Non-interest income	$38,247	$6,687	$(4,217)	$40,717
Net impairment losses on available-for-sale debt securities	$(6,687)	$6,687	$-	$-
Gain on early extinguishment of debt	$4,217	$-	$(4,217)	$-
Non-interest expenses	$182,541	$-	$-	$182,541
Net income	$45,297	$6,687	$(4,217)	$47,767

	As Reported (GAAP)	Bargain Purchase Gain	OTTI on Debt Securities	Bulk Sale Transaction Impact	Acquisition and conversion costs	Tax effect	Adjusted (Non-GAAP)

2015 First-Six Months

(In thousands)
Total net charge-offs (1)	$108,113	$-	$-	$(61,435)	$-	$-	$46,678
Total net charge-offs to average loans	2.34%				-	-	1.03%
Commercial mortgage	$43,943	$-	$-	$(37,590)	$-	$-	$6,353
Commercial mortgage loans net charge-offs to average loans	5.37%				-	-	0.82%
Commercial and Industrial	$25,764	$-	$-	$(20,570)	$-	$-	$5,194
Commercial and Industrial loans net charge-offs to average loans	2.27%				-	-	0.44%
Construction	$2,841	$-	$-	$(3,275)	$-	$-	$(434)
Construction loans net charge-offs to average loans	2.90%				-	-	-0.98%

Provision for loan and lease losses	$107,236	$-	$-	$(46,947)	$-	$-	$60,289

Non-interest income	$39,399	$(13,443)	$13,253	$552	$-	$-	$39,761
Bargain purchase gain	13,443	(13,443)	-	-	-	-	-
Net impairment losses on available-for-sale debt securities	(13,253)	-	13,253	-	-	-	-
Other net interest income	21,054	-	-	552	-	-	21,606

Non-interest expenses	$194,257	$-	$-	$(1,168)	$(4,646)	$-	$188,443
Employees' compensation and benefits	73,599	-	-	-	(104)	-	73,495
Occupancy and equipment	29,408	-	-	-	(118)	-	29,290
Professional fees	34,223	-	-	(918)	(3,709)	-	29,596
Business promotion	6,802	-	-	-	(437)	-	6,365
Net loss on OREO operations	7,502	-	-	(250)	-	-	7,252
Other expenses	23,205	-	-	-	(278)	-	22,927
______________
Net (loss) income	$(8,428)	$(13,443)	$13,253	$48,667	$4,646	$(15,549)	$29,146

1 - Charge-off percentages annualized

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       For information regarding market risk to which the Corporation is exposed, see the information contained in “Part I – Item 2 -“Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management.”

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Control and Procedures

       First BanCorp.’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of First BanCorp.’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2016. Based on this evaluation, as of the end of the period covered by this Form 10-Q, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Not applicable.

ITEM 1A.  RISK FACTORS

The Corporation’s business, operating results and/or the market price of our common and preferred stock may be significantly affected by a number of factors.  For a detailed discussion of certain risk factors that could affect the Corporation’s future operations, financial condition or results for future periods, see the risk factors below and in Item 1A, “Risk Factors,” in the Corporation’s 2015 Annual Report on Form 10-K.  These factors could also cause actual results to differ materially from historical results or the results contemplated by the forward-looking statements contained in this report.  Also refer to the discussion in “Part I – Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report for additional information that may supplement or update the discussion of  risk factors in the Corporation’s 2015 Form 10-K.

Additional risks and uncertainties that are not currently known to the Corporation or are currently deemed by the Corporation to be immaterial also may materially adversely affect the Corporation’s business, financial condition or results of operations.

The Corporation’s financial results may be adversely affected by Puerto Rico’s current economic condition.

A significant portion of the Corporation’s financial activities and credit exposure is concentrated in the Commonwealth of Puerto Rico, which has been in an economic recession since 2006. Based on the most recent information available, the main economic indicators suggest that the Puerto Rico economy remains weak.  For fiscal years 2015, 2016 and 2017, the Puerto Rico Planning Board projects a continued economic contraction in the Commonwealth’s real gross national product (“GNP”) of 0.6%, 1.2% and 2.0%, respectively, while the Government Development Bank of Puerto Rico’s (the “GDB”) economic activity index (the “GDB-EAI”) in May 2016 decreased 1.8% on a year-over-year basis.  The GDB-EAI is a coincident index of economic activity for Puerto Rico made up of four indicators (payroll employment, electric power generation, cement sales and gasoline consumption).  The seasonally adjusted unemployment rate in Puerto Rico was 11.2% in June 2016.

Based on information published by the Puerto Rico Government, General Fund net revenues for fiscal year 2015-16 totaled approximately $9.175 billion, a year-over-year increase of $214.4 million.  Fiscal year revenues were $116.7 million below revised estimates.

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

On May, 1 2016, pursuant to the debt moratorium law, the Puerto Rico governor issued an executive order for the moratorium on the debt service payment due by the GDB on May 1, 2016. The GDB paid the scheduled interest payment of $22 million but defaulted on the principal payment of $367 million on its notes due on May 1, 2016. In addition, on April 29, 2016, the GDB announced that it reached an agreement with various state-chartered credit unions in Puerto Rico to implement a limited private exchange of approximately $33 million of notes issued by the GDB and maturing on May 1, 2016 for newly issued GDB notes with substantially the same terms, but maturing on May 1, 2017. The exchange was structured to be completed in advance of the May 1, 2016 principal payment date and settled on April 29, 2016.

On May 1, 2016, the GDB announced that it had negotiated a framework of indicative terms for a restructuring of GDB bonds with a group of bondholders (the “Ad Hoc Group”) holding approximately $900 million of the $3.8 billion of the GDB’s outstanding notes (the “Old Notes”). As part of the understanding, the Ad Hoc Group and the GDB intend to negotiate the terms and forbear from pursuing legal action related to the May 1st debt service payment during such negotiations.

The agreed key terms contemplate a two-step restructuring of the GDB’s obligations, in which all holders of the Old Notes, including the Ad Hoc Group, would first exchange (the “Interim Exchange”)  their current holdings for new notes of the GDB, to be followed by an exchange of such new notes as part of a future global restructuring of Puerto Rico’s debt that includes the GDB’s debt. As part of the agreed key economic terms, creditors would agree to a haircut of 43.75% of the face amount of the Old Notes in the Interim Exchange. In addition, as part of the transaction, bondholders would agree to the proposed treatment of their notes, in a second step exchange as part of a Global Restructuring, that would result in an agreed haircut of 53% of the face amount of their Old Notes. The proposed terms of the Interim Exchange require 100% participation by all bondholders, including, in addition to the Ad Hoc Group, the state-chartered credit unions in Puerto Rico and other large institutional groups on the island.

On June 14, 2016, the Puerto Rico Government presented a revised proposal to creditors for restructuring general obligation debt, which amounted to an 81% recovery rate, up from an initial offer of 78%.  As for the two classes of COFINA debt (the debt backed by sales tax receipts), the Puerto Rico Government offered a revised recovery rate of 80% on the senior COFINA bonds, up from an initial 66% recovery rate.  On the subordinated COFINA bonds, the revised proposal was for a 60% recovery rate versus an initial proposal of a 47% recovery rate.  Under the revised proposal, the amount of money set aside for debt servicing increased by $17 billion to $106.5 billion through the year 2071. Debt service costs would not exceed 18% of fiscal year 2016 adjusted revenues nor 15% in any year thereafter, assuming a nominal 2% economic growth.  On June 21, 2016, the Puerto Rico Government announced that negotiations with creditors ended without an agreement to restructure.

On June 30, 2016, President Obama signed the HR 5278 Bill, the “Puerto Rico Oversight, Management, and Economic Stability Act (PROMESA), which aims to establish an oversight board, a process for restructuring debt, and expedited procedures for approving critical infrastructure projects in order to address the Puerto Rican government fiscal situation. Among the main components of the bill are:

-          The creation of an Oversight Board that will consist of seven voting members, selected by the President of the United States, along with the Puerto Rico governor (or designee) who would serve as an ex-officio non-voting member.  The Oversight Board will be responsible, among other things, for approving fiscal plans and budgets as well as ensuring compliance with both. It will also have the ability to facilitate debt restructuring negotiations.  The members of the Oversight Board must be selected by September 2016 subject to U.S. Senate confirmation.

-          Provides a mechanism for debt restructuring.  Before court supervised restructuring is permitted, the Oversight Board must certify that 1) any entity has made good faith efforts to reach a voluntary restructuring, 2) the entity has adopted procedures to deliver timely audited financial statements and has delivered drafts to any interested person to make an informed decision,  3) the entity has a fiscal plan in place, and 4) no restructuring for that  entity's debt is already in place. The Oversight Board then has the   exclusive authority as a last resort to initiate a proceeding for a court.

-          All litigation against Puerto Rico and its instrumentalities will be on hold until at least February 15, 2017 to give time for the government and debt holders to reach voluntary agreements. This does not give the government the right to skip payments.

-          The Oversight Committee will also be able to approve expedited permitting and regulatory processes for specific infrastructure revitalization projects. The projects must provide economic support, have access to private capital, and address a need in Puerto Rico’s current infrastructure.

As part of PROMESA, a Congressional Task Force on Economic Growth in Puerto Rico was created.  This Task Force, consisting of eight members, is instructed to, no later than September 15, 2016, provide a status report to Congress and, no later than December 31, 2016, provide a status update that includes:

-   Impediments in current Federal law and programs to economic growth in Puerto Rico including equitable access to Federal health care programs;

-  Recommended changes to Federal law and programs that, if adopted, would serve to spur sustainable long-term economic growth, job creation, reduce child poverty, and attract investment in Puerto Rico;

- The economic effect of Administrative Order No. 346 of the Department of Health of the Commonwealth of Puerto Rico (relating to natural products, natural supplements, and dietary supplements) or any successor or substantially similar order, rule, or guidance of the Commonwealth of Puerto Rico; and

- Additional information the Task Force deems appropriate.

  On June 30, 2016, pursuant to the debt moratorium law and, after the enactment of PROMESA, the Puerto Rico governor issued two executive orders that declare a moratorium on the payment obligations of the Commonwealth under its general obligation and guaranteed debt, along with the payment obligations of certain other issuers, until January 31, 2017, implement various cash and liquidity preservation measures and protect the Commonwealth and its instrumentalities from the exercise of creditor remedies as the Commonwealth addresses its fiscal and economic challenging situation.  On July 1, 2016, the Puerto Rico Government defaulted on a $780 million payment of general obligation bonds (principal and interest, excluding general obligation notes held by the GDB). Along with the general obligations, the Puerto Rico Infrastructure Financing Authority defaulted on a $77.1 million payment on rum-tax bonds, the Puerto Rico Highways and Transportation Authority skipped a $4.4 million payment and the Puerto Rico Public Finance Corp. skipped a $1.4 million payment. The GDB and Puerto Rico Public Buildings Authority bonds held by the Corporation are scheduled to mature on February 1, 2019 and on July 1, 2028, respectively.

On August 1, 2016, the GDB defaulted on a $28 million payment on interest due to its creditors, including interest due on GDB bonds held by the Corporation.   As of June 30, 2016 the Corporation had $0.7 million of accrued interest receivable related to these bonds.  In addition, on August 1, 2016, approximately $11 million corresponding to Puerto Rico Infrastructure Financing Authority bond anticipation notes were missed, as well as $1.5 million interest payment on general obligation bonds.   Moreover, approximately $50 million added to the more than $90 million that has already been missed to date on Public Financing Corporation bonds which first defaulted a year ago. The GDB default marked the first time the GDB, or any other agency or instrumentality, failed to pay interest on Puerto Rico government bonds held by the Corporation. Generally, based on specific facts and circumstances of the issuer, a default event may require us to classify the defaulted bonds as a non-performing asset, which could adversely affect the Corporation’s credit quality metrics, capital ratios and results of operations could be adversely affected.

With respect to PREPA, the Puerto Rico Energy Commission approved a new surcharge on customers to be used to pay debt service on new securitization bonds proposed to be issued as part of the PREPA’s debt restructuring. A key component of PREPA’s debt restructuring is the issuance of new securitization bonds that will be exchanged for existing PREPA bonds at a discount.

    PROMESA is an important step to towards reducing the level of uncertainty in Puerto Rico and provides a groundwork for an orderly debt restructuring process, however, ultimate outcomes of actions to address the challenging Puerto Rico economic environment are uncertain at this time.  The decline in Puerto Rico’s economy since 2006 has resulted in, among other things, a decline in the Corporation’s loan originations, an increase in the level of non-performing assets, and higher loan loss provisions and charge-offs, all of which have adversely effected our profitability.  Any further potential deterioration of economic activity could result in further adverse effects on the Corporation’s profitability, credit quality and financial results.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

a)     Not applicable.

b)     Not applicable.

c)      Purchase of equity securities by the issuer and affiliated purchasers. The following table provides information relating to the Corporation’s purchases of shares of its common stock in the three-month period ended June 30, 2016.

				Maximum
			Total Number of	Number of Shares
			Shares Purchased	That May Yet be
		Average	as Part of Publicly	Purchased Under
	Total number of	Price	Announced Plans	These Plans or
Period	shares purchased (1)	Paid	Or Programs	Programs

April, 2016	37,180	$3.10	-	-
May, 2016	18,061	4.04	-	-
June, 2016	16,341	4.34	-	-
Total	71,582	$3.62	-	-

(1)

Reflects shares of common stock withheld from the common stock paid to certain senior officers as additional compensation, which the Corporation calls salary stock, and upon the vesting of restricted stock to cover minimum tax withholding obligations. The Corporation intends to continue to satisfy statutory tax withholding obligations in connection with shares paid as salary stock to certain senior officers and the vesting of outstanding restricted stock through the withholding of shares.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized:

First BanCorp.
Registrant

Date: August 9, 2016	By:	/s/ Aurelio Alemán
Aurelio Alemán
President and Chief Executive Officer

Date: August 9, 2016	By:	/s/ Orlando Berges
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
31.1 – CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 – CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 – CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 – CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.1 – Interactive Data File (Quarterly Report on Form 10-Q for the period ended June 30, 2016, furnished in XBRL
(eXtensible Business Reporting Language).