Form 10-Q
period 2016-09-30
FIRST BANCORP /PR/
filed 2016-11-09
CIK 1057706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

____________

FORM 10-Q

(Mark One)

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Common stock: 217,419,933 shares outstanding as of October 31, 2016.

FIRST BANCORP.

INDEX PAGE

PART I FINANCIAL INFORMATION	PAGE
Item 1. Financial Statements:
Consolidated Statements of Financial Condition (Unaudited) as of September 30, 2016 and December 31, 2015	5
Consolidated Statements of Income (Unaudited) – Quarters ended September 30, 2016 and 2015 and nine-month periods ended September 30, 2016 and 2015	6
Consolidated Statements of Comprehensive Income (Unaudited) – Quarters ended September 30, 2016 and 2015 and nine-month periods ended September 30, 2016 and 2015	7
Consolidated Statements of Cash Flows (Unaudited) – Nine-month periods ended September 30, 2016 and 2015	8
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited) – Nine-month periods ended September 30, 2016 and 2015	9
Notes to Consolidated Financial Statements (Unaudited)	10
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	76
Item 3. Quantitative and Qualitative Disclosures About Market Risk	136
Item 4. Controls and Procedures	136

PART II. OTHER INFORMATION
Item 1. Legal Proceedings	137
Item 1A. Risk Factors	137
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	140
Item 3. Defaults Upon Senior Securities	141
Item 4. Mine Safety Disclosures	141
Item 5. Other Information	141
Item 6. Exhibits	141

SIGNATURES

Forward Looking Statements

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the safe harbors created by such sections.  When used in this Form 10-Q or future filings by First BanCorp. (the “Corporation”) with the U.S. Securities and Exchange Commission (“SEC”), in the Corporation’s press releases or in other public or stockholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases “would,” “intends,” “will likely result,” “expect to,” “should,” “anticipate,” “look forward,” “believes,” and other terms of similar meaning or import in connection with any discussion of future operating, financial or other performance are meant to identify “forward-looking statements.”

FirstBanCorp. wishes to caution readers not to place undue reliance on any such “forward-looking statements,” which speak only as of the date made, and to advise readers that these forward-looking statements are not guarantees of future performance and involve certain risks, uncertainties, estimates and assumptions by us that are difficult to predict.  Various factors, some of which are beyond our control, could cause actual results to differ materially from those expressed in, or implied by, such forward-looking statements.  Factors that might cause such a difference include, but are not limited to, the risks described or referenced below in Item 1A. “Risk Factors,” and the following:

•         the ability of the Puerto Rico government or any of its public corporations or other instrumentalities to repay its respective debt obligations, including the effect of recent payment defaults on the Puerto Rico government general obligations, bonds of the Government Development Bank for Puerto Rico (the “GDB”) and certain bonds of government public corporations, and recent and any future downgrades of the long-term and short-term debt ratings of the Puerto Rico government, which could exacerbate Puerto Rico’s adverse economic conditions and, in turn, further adversely impact the Corporation;

•         uncertainty as to the ultimate outcomes of actions resulting from the enactment by the U.S. government of the Puerto Rico Oversight, Management, and Economic Stability Act (PROMESA) to address Puerto Rico’s financial problems;

•         uncertainty about whether the Corporation will be able to continue to fully comply with the written agreement dated June 3, 2010 (the “Written Agreement”) that the Corporation entered into with the Federal Reserve Bank of New York (the “New York FED” or “Federal Reserve”) that, among other things, requires the Corporation to serve as a source of strength to FirstBank Puerto Rico (“FirstBank” or the “Bank”) and that, except with the consent generally of the New York FED and the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”), prohibits the Corporation from paying dividends to stockholders or receiving dividends from FirstBank, making payments on trust preferred securities or subordinated debt and incurring, increasing or guaranteeing debt or repurchasing any capital securities and uncertainty whether such consent will be provided for future interest payments on the subordinated debt despite the consent that enabled the Corporation to pay all the accrued but deferred interest payments plus the interest for the second and third quarters of 2016 on the Corporation’s subordinated debentures associated with its trust preferred securities;

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

FIRST BANCORP.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	September 30, 2016	December 31, 2015
(In thousands, except for share information)
ASSETS
Cash and due from banks	$518,835	$532,985
Money market investments:
Time deposits with other financial institutions	2,800	3,000
Other short-term investments	7,308	216,473
Total money market investments	10,108	219,473
Investment securities available for sale, at fair value:
Securities pledged that can be repledged	661,554	793,562
Other investment securities	1,182,299	1,092,833
Total investment securities available for sale	1,843,853	1,886,395
Investment securities held to maturity, at amortized cost:
Securities pledged that can be repledged	-	-
Other investment securities	156,190	161,483
Total investment securities held to maturity, fair value of $132,241 (2015- $131,544)	156,190	161,483
Other equity securities	28,717	32,169
Loans, net of allowance for loan and lease losses of $214,070
(2015 - $240,710)	8,649,584	8,871,672
Loans held for sale, at lower of cost or market	56,779	35,869
Total loans, net	8,706,363	8,907,541
Premises and equipment, net	154,208	161,016
Other real estate owned	139,446	146,801
Accrued interest receivable on loans and investments	41,439	48,697
Other assets	476,094	476,459
Total assets	$12,075,253	$12,573,019
LIABILITIES
Non-interest-bearing deposits	$1,473,528	$1,336,559
Interest-bearing deposits	7,507,785	8,001,565
Total deposits	8,981,313	9,338,124
Securities sold under agreements to repurchase	600,000	700,000
Advances from the Federal Home Loan Bank (FHLB)	355,000	455,000
Other borrowings	216,187	226,492
Accounts payable and other liabilities	122,867	159,269
Total liabilities	10,275,367	10,878,885
STOCKHOLDERS' EQUITY
Preferred stock, authorized, 50,000,000 shares:
Non-cumulative Perpetual Monthly Income Preferred Stock: issued 22,004,000
shares, outstanding 1,444,146 shares, aggregate liquidation value of $36,104	36,104	36,104
Common stock, $0.10 par value, authorized, 2,000,000,000 shares;
issued, 218,605,179 shares (2015 - 216,051,128 shares issued)	21,861	21,605
Less: Treasury stock (at par value)	(122)	(96)
Common stock outstanding, 217,387,647 shares outstanding (2015 - 215,088,698
shares outstanding)	21,739	21,509
Additional paid-in capital	930,390	926,348
Retained earnings, includes legal surplus reserve of $42,798	807,293	737,922
Accumulated other comprehensive income (loss), net of tax of $7,752	4,360	(27,749)
Total stockholders' equity	1,799,886	1,694,134
Total liabilities and stockholders' equity	$12,075,253	$12,573,019

The accompanying notes are an integral part of these statements.

FIRST BANCORP.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Quarter Ended		Nine-Month Period Ended
	September 30,		September 30,
	2016	2015	2016	2015

(In thousands, except per share information)

Interest and dividend income:
Loans	$131,017	$136,597	$398,267	$412,094
Investment securities	11,894	12,805	40,065	40,378
Money market investments	662	410	3,006	1,457
Total interest income	143,573	149,812	441,338	453,929
Interest expense:
Deposits	16,742	16,851	51,223	51,525
Securities sold under agreements to repurchase	5,363	5,216	16,868	16,997
Advances from FHLB	1,474	955	4,416	2,833
Other borrowings	1,816	1,861	5,777	5,521
Total interest expense	25,395	24,883	78,284	76,876
Net interest income	118,178	124,929	363,054	377,053
Provision for loan and lease losses	21,503	31,176	63,542	138,412
Net interest income after provision for loan and lease losses	96,675	93,753	299,512	238,641
Non-interest income:
Service charges and fees on deposit accounts	5,788	5,082	17,206	14,856
Mortgage banking activities	5,485	4,270	15,131	12,651
Net gain on sale of investments	6,096	-	6,104	-
Other-than-temporary impairment (OTTI) losses on available-for-sale debt securities:
Total other-than-temporary impairment losses	-	-	(1,845)	(29,521)
Portion of other-than-temporary impairment
recognized in other comprehensive income (OCI)	-	(231)	(4,842)	16,037
Net impairment losses on available-for-sale debt securities	-	(231)	(6,687)	(13,484)
Gain on early extinguishment of debt	-	-	4,217	-
Insurance commission income	1,363	1,265	6,174	5,809
Bargain purchase gain	-	-	-	13,443
Other non-interest income	7,414	8,372	22,248	24,882
Total non-interest income	26,146	18,758	64,393	58,157
Non-interest expenses:
Employees' compensation and benefits	38,005	37,284	113,841	110,883
Occupancy and equipment	13,888	15,248	41,114	44,656
Business promotion	3,169	4,097	11,220	10,899
Professional fees	10,672	10,709	32,775	44,932
Taxes, other than income taxes	3,927	3,065	11,475	9,197
Insurance and supervisory fees	5,604	6,590	20,013	20,246
Net loss on other real estate owned (OREO) and OREO operations	2,603	4,345	9,134	11,847
Credit and debit card processing expenses	3,546	4,283	10,102	12,185
Communications	1,711	2,189	5,244	5,842
Other non-interest expenses	5,178	5,467	15,926	17,117
Total non-interest expenses	88,303	93,277	270,844	287,804
Income before income taxes	34,518	19,234	93,061	8,994
Income tax expense	(10,444)	(4,476)	(23,690)	(2,664)
Net income	$24,074	$14,758	$69,371	$6,330
Net income attributable to common stockholders	$24,074	$14,758	$69,371	$6,330

Net income per common share:
Basic	$0.11	$0.07	$0.33	$0.03
Diluted	$0.11	$0.07	$0.32	$0.03
Dividends declared per common share	$-	$-	$-	$-

The accompanying notes are an integral part of these statements.

FIRST BANCORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Quarter Ended		Nine-Month Period Ended
	September 30,		September 30,
	2016	2015	2016	2015
(In thousands)
Net income	$24,074	$14,758	$69,371	$6,330
Available-for-sale debt securities on which an other-than-temporary impairment has been recognized:
Unrealized (loss) gain on debt securities on which an
other-than-temporary impairment has been recognized	(2,228)	(457)	(773)	915
Reclassification adjustment for other-than-temporary impairment
on debt securities included in net income	-	231	6,687	13,484
All other unrealized gains and losses on available-for-sale securities:
Reclassification adjustments for net gain included in net income	(6,096)	-	(6,104)	-
All other unrealized holding (losses) gains on
available-for-sale securities arising during the period	(3,833)	16,935	32,299	(718)
Other comprehensive (loss) income for the period	(12,157)	16,709	32,109	13,681
Total comprehensive income	$11,917	$31,467	$101,480	$20,011

The accompanying notes are an integral part of these statements.

FIRST BANCORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Unaudited)

	Nine-Month Period Ended
	September 30,	September 30,
	2016	2015
(In thousands)
Cash flows from operating activities:
Net income	$69,371	$6,330
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,359	15,923
Amortization of intangible assets	3,669	3,817
Provision for loan and lease losses	63,542	138,412
Deferred income tax expense (benefit)	19,153	(102)
Stock-based compensation	5,132	4,535
Gain on sales of investments	(6,104)	-
Bargain purchase gain	-	(13,443)
Gain on early extinguishment of debt	(4,217)	-
Other-than-temporary impairments on debt securities	6,687	13,484
Unrealized loss (gain) on derivative instruments	19	(47)
Net gain on disposition of premises and equipment and other assets	(686)	(137)
Net gain on sales of loans	(7,794)	(5,312)
Net amortization/accretion of premiums, discounts and deferred loan fees and costs	(6,629)	(4,244)
Originations and purchases of loans held for sale	(354,006)	(323,565)
Sales and repayments of loans held for sale	355,636	329,635
Amortization of broker placement fees	2,300	3,564
Net amortization/accretion of premium and discounts on investment securities	4,503	6,431
Decrease in accrued interest receivable	7,258	3,894
(Decrease) increase in accrued interest payable	(27,865)	3,297
(Increase) decrease in other assets	(10,275)	8,478
(Decrease) increase in other liabilities	(13,944)	8,175
Net cash provided by operating activities	119,109	199,125

Cash flows from investing activities:
Principal collected on loans	2,174,933	2,223,880
Loans originated and purchased	(2,085,444)	(2,180,333)
Proceeds from sales of loans held for investment	20,186	107,702
Proceeds from sales of repossessed assets	43,093	48,195
Proceeds from sales of available-for-sale securities	219,780	-
Purchases of available-for-sale securities	(420,513)	(161,366)
Purchases of securities held to maturity	-	(4,530)
Proceeds from principal repayments and maturities of available-for-sale securities	270,345	212,972
Proceeds from principal repayments and maturities of held-to-maturity securities	5,293	5,068
Additions to premises and equipment	(8,239)	(9,594)
Net redemptions (purchases) of other equity securities	3,452	(567)
Proceeds from sale of premises and equipment and other assets	2,265	2,511
Net cash received from acquisition	-	217,659
Net cash outflows from purchase/sale of insurance contracts	(960)	-
Net cash provided by investing activities	224,191	461,597

Cash flows from financing activities:
Net decrease in deposits	(358,930)	(294,126)
Change in securities sold under agreements to repurchase	(100,000)	(200,000)
Repayment of FHLB advances	(100,000)	-
Repurchase of outstanding common stock	(860)	(967)
Repayment of junior subordinated debentures	(7,025)	-
Net cash used in financing activities	(566,815)	(495,093)

Net (decrease) increase in cash and cash equivalents	(223,515)	165,629
Cash and cash equivalents at beginning of period	752,458	796,108
Cash and cash equivalents at end of period	$528,943	$961,737

Cash and cash equivalents include:
Cash and due from banks	$518,835	$742,251
Money market instruments	10,108	219,486
	$528,943	$961,737
The accompanying notes are an integral part of these statements.

FIRST BANCORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

	Nine-Month Period Ended
	September 30,	September 30,
	2016	2015
(In thousands)

Preferred Stock	$36,104	$36,104

Common Stock outstanding:
Balance at beginning of period	21,509	21,298
Common stock issued as compensation	63	33
Common stock withheld for taxes	(26)	(18)
Common stock issued in exchange for trust preferred securities	-	85
Restricted stock grants	193	102
Restricted stock forfeited	-	(2)
Balance at end of period	21,739	21,498

Additional Paid-In-Capital:
Balance at beginning of period	926,348	916,067
Stock-based compensation	5,132	4,535
Common stock withheld for taxes	(834)	(949)
Common stock issued in exchange for trust preferred securities	-	5,543
Restricted stock grants	(193)	(102)
Common stock issued as compensation	(63)	(33)
Restricted stock forfeited	-	2
Balance at end of period	930,390	925,063

Retained Earnings:
Balance at beginning of period	737,922	716,625
Net income	69,371	6,330
Balance at end of period	807,293	722,955

Accumulated Other Comprehensive Income (Loss), net of tax:
Balance at beginning of period	(27,749)	(18,351)
Other comprehensive income, net of tax	32,109	13,681
Balance at end of period	4,360	(4,670)

Total stockholders' equity	$1,799,886	$1,700,950

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

During the second quarter of 2016, the Corporation reviewed its historical accounting treatment as loans of its $156.2 million of financing arrangements with Puerto Rico municipalities issued in bond form, but underwritten as loans with features that are typically found in commercial loan transactions. This review came as a result of the determination of the Federal Reserve Board that the transactions must be treated for regulatory reporting purposes as investment securities.  The Puerto Rico Municipal Finance Act (the “Act”) requires the designation of financing arrangements obtained by municipalities with maturities greater than 8 years as “special obligation bonds” subject to specific provisions under the Act.  The Corporation concluded that the impact of accounting for the transactions as investment securities rather than loans does not have a material effect on previously reported results of operations, financial condition, or cash flows and, accordingly, these financing arrangements have been accounted for and reported as held-to-maturity investment securities and not as loans since the second quarter of 2016.

The results of operations for the quarter and nine-month period ended September 30, 2016 are not necessarily indicative of the results to be expected for the entire year.

Adoption of new accounting requirements and recently issued but not yet effective accounting requirements

The Financial Accounting Standards Board (“FASB”) has issued the following accounting pronouncements and guidance relevant to the Corporation’s operations:

  In March 2016, the FASB updated the Accounting Standards Codification (the “Codification” or the “ASC”) to simplify certain aspects of the accounting for share-based payment transactions. The main provisions in this Update include: (i) recognition of all tax benefits and tax deficiencies (including tax benefits of dividends on share-base payment awards) as income tax expense or benefit in the income statement, (ii) classification of the excess tax benefit along with other income tax cash flows as an operating activity, (iii) an entity-wide accounting policy election to either estimate the number of awards that are expected to vest (current GAAP) or account for forfeitures when they occur, (iv) a threshold to qualify for equity classification which permits withholding up to the maximum statutory tax rates in the applicable jurisdictions, and (v) classification of cash paid by an employer as a financing activity when the payment results from the withholding of shares for tax withholding purposes. In addition to those simplifications, the amendments eliminate the guidance in ASC 718 that was indefinitely deferred shortly after the issuance of FASB Statement No. 123 (revised 2004), Share-Based Payment. This should not result in a change in practice because the guidance that is being superseded was never effective. For public business entities, the amendments in this Update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Corporation is currently evaluating the impact of the adoption of this guidance on its consolidated financial statements.

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

Generally, upon initial recognition of a financial asset the estimate of the ECL will be recorded through an allowance for loan and lease losses with an offset to current earnings. Subsequently, the ECL will need to be reassessed each period, and both negative and positive changes to the estimate will be recognized through an adjustment to the allowance for loan and lease losses and earnings.

The ASU amends the current other-than-temporary impairment (OTTI) model for available-for-sale debt securities. The new available-for-sale debt security model will require an estimate of ECL only when the fair value is below the amortized cost of the asset. The length of time the fair value of an available-for-sale debt security has been below the amortized cost will no longer impact the determination of whether a credit loss exists. As such, the new available-for-sale debt security model is not an OTTI model. In addition, credit losses on available-for-sale debt securities will now be limited to the difference between the security’s amortized cost basis and its fair value. The available-for-sale debt security model will also require the use of an allowance to record estimated credit losses (and subsequent recoveries).

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

   In August 2016, the FASB updated the Codification to provide specific guidance on the classification and presentation of certain cash payments and cash receipts in the statement of cash flows. This guidance is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The amendments in this Update provide guidance on the following eight specific cash flow issues: (1) Debt Prepayment or Debt Extinguishment Costs: Cash payments for debt prepayment or debt extinguishment costs should be classified as cash outflows for financing activities; (2) Settlement of Zero-Coupon Debt Instruments or Other Debt Instruments with Coupon Interest Rates That Are Insignificant in Relation to the Effective Interest Rate of the Borrowing: At the settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, the issuer should classify the portion of the cash payment attributable to the accreted interest related to the debt discount as cash outflows for operating activities, and the portion of the cash payment attributable to the principal as cash outflows for financing activities; (3) Contingent Consideration Payments Made after a Business Combination: Cash payments not made soon after the acquisition date of a business combination by an acquirer to settle a contingent consideration liability should be separated and classified as cash outflows for financing activities and operating activities. Cash payments up to the amount of the contingent consideration liability recognized at the acquisition date (including measurement-period adjustments) should be classified as financing activities; any excess should be classified as operating activities. Cash payments made soon after the acquisition date of a business combination by an acquirer to settle a contingent consideration liability should be classified as cash outflows for investing activities; (4) Proceeds from the Settlement of Insurance Claims: Cash proceeds received from the settlement of insurance claims should be classified on the basis of the related insurance coverage (that is, the nature of the loss). For insurance proceeds that are received in a lump-sum settlement, an entity should determine the classification on the basis of the nature of each loss included in the settlement; (5) Proceeds from the Settlement of Corporate-Owned Life Insurance Policies, including Bank-Owned Life Insurance Policies: Cash proceeds received from the settlement of corporate-owned life insurance policies should be classified as cash inflows from investing activities. The cash payments for premiums on corporate-owned policies may be classified as cash outflows for investing activities, operating activities, or a combination of investing and operating activities; (6) Distributions Received from Equity Method Investees: When a reporting entity applies the equity method, it should make an accounting policy election to classify distributions received from equity method investees using either of the following approaches: a. Cumulative earnings approach: Distributions received are considered returns on investment and classified as cash inflows from operating activities, unless the investor’s cumulative distributions received less distributions received in prior periods that were determined to be returns of investment exceed cumulative equity in earnings recognized by the investor. When such an excess occurs, the current-period distribution up to this excess should be considered a return of investment and classified as cash inflows from investing activities. b. Nature of the distribution approach: Distributions received should be classified on the basis of the nature of the activity or activities of the investee that generated the distribution as either a return on investment (classified as cash inflows from operating activities) or a return of investment (classified as cash inflows from investing activities) when such information is available to the investor. If an entity elects to apply the nature of the distribution approach and the information to apply that approach to distributions received from an individual equity method investee is not available to the investor, the entity should report a change in accounting principle on a retrospective basis by applying the cumulative earnings approach in (a) for that investee. In such situations, an entity should disclose that a change in accounting principle has occurred with respect to the affected investee(s) due to the lack of available information and should provide the disclosures required in paragraphs 250-10-50-1(b) and 250-10-50-2, as applicable. This amendment does not address equity method investments measured using the fair value option; (7) Beneficial Interests in Securitization Transactions: A transferor’s beneficial interest obtained in a securitization of financial assets should be disclosed as a non cash activity, and cash receipts from payments on a transferor’s beneficial interests in securitized trade receivables should be classified as cash inflows from investing activities; (8) Separately Identifiable Cash Flows and Application of the Predominance Principle: The classification of cash receipts and payments that have aspects of more than one class of cash flows should be determined first by applying specific guidance in generally accepted accounting principles (GAAP). In the absence of specific guidance, an entity should determine each separately identifiable source or use within the cash receipts and cash payments on the basis of the nature of the underlying cash flows. An entity should then classify each separately identifiable source or use within the cash receipts and payments on the basis of their nature in financing, investing, or operating activities. In situations in which cash receipts and payments have aspects of more than one class of cash flows and cannot be separated by source or use, the appropriate classification should depend on the activity that is likely to be the predominant source or use of cash flows for the item. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The amendments in this Update should be applied using a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. The Corporation is currently evaluating the impact of the adoption of this guidance, if any, on its consolidated financial statements.

     In October 2016, the FASB updated the Codification to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. With this Update, entities are required to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory, when the transfer occurs. Under current GAAP, the recognition of current and deferred income taxes for an intra-entity assets transfer is prohibited until the assets are sold to an outside party. This Update does not include new disclosure requirements; however, existing disclosure requirements might be applicable when accounting for the current and deferred income taxes for an intra-entity transfer of an asset other than inventory. For example, GAAP requires an entity to disclose a comparison of income tax expense (benefit) with statutory expectations (a rate reconciliation for public entities or a description of the nature of each significant reconciling item for nonpublic entities) and also requires an entity to disclose the types of temporary differences and carryforwards that give rise to a significant portion of deferred income taxes. For public business entities, the amendments in this Update are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. Early adoption is permitted for all entities as of the beginning of an annual reporting period for which financial statements (interim or annual) have not been issued or made available for issuance. The Corporation is currently evaluating the impact of the adoption of this guidance, if any, on its consolidated financial statements.

   In October 2016, the FASB updated the Codification to modify the criteria used by a reporting entity when determining if it is the primary beneficiary of a variable interest entity (“VIE”) when the entities are under common control and the reporting entity has indirect interests in the VIE through related parties. If the reporting entity meets the first criteria in that it has the power to direct the activities of the VIE that are most significant to its economic performance, it is required to consider all interests held indirectly through related entities in determining if it meets the second criterion, the obligation to absorb losses of the VIE, or the right to receive benefits from it that are potentially significant to the VIE. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Corporation is currently evaluating the impact of the adoption of this guidance, if any, on its consolidated financial statements.

NOTE 2 – EARNINGS PER COMMON SHARE

The calculations of earnings per common share for the quarters and nine-month periods ended September 30, 2016 and 2015 are as follows:

	Quarter Ended		Nine-Month Period Ended
	September 30,		September 30,
	2016	2015	2016	2015

(In thousands, except per share information)

Net income	$24,074	$14,758	$69,371	$6,330
Net income attributable to common stockholders	$24,074	$14,758	$69,371	$6,330
Weighted-Average Shares:
Average common shares outstanding	212,927	211,820	212,682	211,255
Average potential dilutive common shares	3,651	1,963	2,577	1,341
Average common shares outstanding- assuming dilution	216,578	213,783	215,259	212,596
Earnings per common share:
Basic	$0.11	$0.07	$0.33	$0.03
Diluted	$0.11	$0.07	$0.32	$0.03

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

    Potential common shares consist of common stock issuable under the assumed exercise of stock options, unvested shares of restricted stock, and outstanding warrants using the treasury stock method. This method assumes that the potential common shares are issued and the proceeds from the exercise, in addition to the amount of compensation cost attributable to future services, are used to purchase common stock at the exercise date. The difference between the number of potential shares issued and the shares purchased is added as incremental shares to the actual number of shares outstanding to compute diluted earnings per share. Stock options, unvested shares of restricted stock, and outstanding warrants that result in lower potential shares issued than shares purchased under the treasury stock method are not included in the computation of dilutive earnings per share since their inclusion would have an antidilutive effect on earnings per share. Stock options not included in the computation of outstanding shares because they were antidilutive amounted to 34,989 and 69,848 as of September 30, 2016 and 2015, respectively.

NOTE 3 – STOCK-BASED COMPENSATION

   As of January 21, 2007, the Corporation’s 1997 stock option plan expired and no additional awards could be granted under that plan. All outstanding awards granted under this plan have continued in full force and effect since then, subject to their original terms. No awards of shares could be granted under the 1997 stock option plan as of its expiration.

The activity of stock options granted under the 1997 stock option plan for the nine-month period ended September 30, 2016 is set forth below:

			Weighted-Average
			Remaining	Aggregate
	Number of	Weighted-Average	Contractual Term	Intrinsic Value
	Options	Exercise Price	(Years)	(In thousands)

Beginning of period outstanding and
exercisable	69,848	$160.30
Options expired	(34,326)	183.37
Options cancelled	(533)	138.00
End of period outstanding and exercisable	34,989	$138.00	0.3	$-

  On May 24, 2016, the Corporation’s stockholders approved the amendment and restatement of the First BanCorp  Omnibus Incentive Plan, as amended (the “Omnibus Plan”), to, among other things, increase the number of shares of Common Stock reserved for issuance under the Omnibus Plan, to extend the term of the Omnibus Plan to May 24, 2026 and to re-approve the material terms of the performance goals under the Omnibus Plan for purposes of Section 162(m) of the U.S. Internal Revenue Code of 1986, as amended. The Omnibus Plan provides for equity-based compensation incentives (the “awards”) through the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, cash-based awards and other stock-based awards. The Omnibus Plan authorizes the issuance of up to  14,169,807  shares of common stock, subject to adjustments for stock splits, reorganizations, and other similar events. As of September 30, 2016, 6,924,391 shares of common stock were available for issuance under the Omnibus Plan. The Corporation’s Board of Directors, upon receiving the relevant recommendation of the Compensation Committee, has the power and authority to determine those eligible to receive awards and to establish the terms and conditions of any awards, subject to various limits and vesting restrictions that apply to individual and aggregate awards.

  Under the Omnibus Plan, during the first nine months of 2016, 130,873 shares of restricted stock were awarded to the Corporation’s independent directors subject to a one-year vesting period. Also during the first nine months of 2016, the Corporation issued 1,794,702 shares of restricted stock to employees subject to vesting periods that range from 2 to 3 years. Included in those 1,794,702 shares of restricted stock are 1,546,137 shares granted to certain senior officers consistent with the requirements of the Troubled Asset Relief Program (“TARP”) Interim Final Rule, which permit TARP recipients to grant “long-term restricted stock” without violating the prohibition on paying or accruing a bonus payment provided that: (i) the value of the grant may not exceed one-third of the amount of the employee’s annual compensation, (ii) no portion of the grant may vest before two years after the grant date, and (iii) the grant must be subject to a further restriction on transfer or payment as described below. Specifically, the stock that has otherwise vested may not become transferable at any time earlier than as permitted under the schedule set forth by TARP, which is based on the repayment in 25% increments of the aggregate financial assistance received from the U.S. Treasury. Hence, notwithstanding the vesting period mentioned above, the senior officers covered by TARP are restricted from transferring the shares. The U.S. Treasury confirmed that, effective March 2014, it has recovered more than 25% of its investment in First BanCorp. Therefore, the restrictions on transfer relating to 25% of certain shares granted under TARP requirements have been released.

    The fair value of the shares of restricted stock granted in the first nine months of 2016 was based on the market price of the Corporation’s outstanding common stock on the date of the grant. For the 1,546,137 shares of restricted stock granted under the TARP requirements, the market price was discounted due to TARP transferability restrictions. For purposes of determining the awards’ fair value, the Corporation estimated an appreciation of 14% in the value of the common stock using the Capital Asset Pricing Model as a basis of what would be a market participant’s expected return on the Corporation’s stock and assumed that the U.S. Treasury would hold the common stock of the Corporation that it currently owns for a period not to exceed two years, resulting in a fair value of $1.43 for each share of restricted stock granted under the TARP requirements. Also, the Corporation used empirical data to estimate employee terminations; separate groups of employees that have similar historical exercise behavior were considered separately for valuation purposes.

    The following table summarizes the restricted stock activity in the first nine months of 2016 under the Omnibus Plan for both executive officers covered by the TARP requirements and other employees as well as for the independent directors:

	Nine-Month Period Ended
	September 30, 2016

	Number of shares	Weighted-Average
	of restricted	Grant Date
	stock	Fair Value

Non-vested shares at beginning of year	2,968,461	$3.34
Granted	1,925,575	1.87
Forfeited	(1,000)	6.03
Vested	(683,713)	3.80
Non-vested shares at September 30, 2016	4,209,323	$2.59

   For the quarter and nine-month period ended September 30, 2016, the Corporation recognized $1.0 million and $2.9 million, respectively, of stock-based compensation expense related to restricted stock awards, compared to $0.9 million and $2.9 million for the same periods in 2015. As of September 30, 2016, there was $4.6 million of total unrecognized compensation cost related to nonvested shares of restricted stock. The weighted average period over which the Corporation expects to recognize such cost is 1.4 years.

   During the first nine months of 2015, 219,531 shares of restricted stock were awarded to the Corporation’s independent directors subject to vesting periods that range from 1 to 5 years. In addition, during the first nine months of 2015, the Corporation issued 793,964 shares of restricted stock to employees subject to vesting periods that range from 3 months to 3 years. Included in those 793,964 shares of restricted stock are 615,464 shares granted to certain senior officers consistent with the requirements of TARP. The employees covered by TARP are restricted from transferring the shares, subject to certain conditions as explained above.

   The fair value of the shares of restricted stock granted in the first nine months of 2015 was based on the market price of the Corporation’s outstanding common stock on the date of the grant. For the 615,464 shares of restricted stock granted under the TARP requirements, the market price was discounted due to the post-vesting restrictions. For purposes of computing the discount, the Corporation estimated an appreciation of 14% in the value of the common stock using the Capital Asset Pricing Model as a basis of what would be a market participant’s expected return on the Corporation’s stock and assumed that the U.S. Treasury would hold the common stock of the Corporation that it owned as of the date of the grants for a period not to exceed one year, resulting in a fair value of $3.18 for restricted shares granted under the TARP requirements.

Stock-based compensation accounting guidance requires the Corporation to reverse compensation expense for any awards that were forfeited due to employee or director turnover. Approximately $5 thousand and $36 thousand of compensation expense was reversed during the first nine months of 2016 and 2015, respectively, related to forfeited awards.

    Also, under the Omnibus Plan, effective April 1, 2013, the Corporation’s Board of Directors determined to increase the salary amounts paid to certain executive officers primarily by paying the increased salary amounts in the form of shares of the Corporation’s common stock, instead of cash. During the first nine months of 2016, the Corporation issued 629,476 shares of common stock (first nine months of 2015 – 330,254 shares) with a weighted average market value of $3.60 (first nine months of 2015 – $5.14) as salary stock compensation. This resulted in a compensation expense of $2.2 million recorded in the first nine months of 2016 (first nine months of 2015 – $1.7 million).

For the first nine months of 2016, the Corporation withheld 189,604 shares (first nine months of 2015 – 108,731 shares) from the common stock paid to certain senior officers as additional compensation and 65,498 shares of restricted stock that vested during the first nine months of 2016 (first nine months of 2015 – 72,918) to cover employees’ payroll and income tax withholding liabilities; these shares are held as treasury shares. The Corporation paid any fractional share of salary stock that the officer was entitled to in cash. In the consolidated financial statements, the Corporation treats shares withheld for tax purposes as common stock repurchases.

NOTE 4 – INVESTMENT SECURITIES

Investment Securities Available for Sale

  The amortized cost, non-credit loss component of other-than-temporary impairment (“OTTI”) recorded in other comprehensive income (“OCI”), gross unrealized gains and losses recorded in OCI, approximate fair value, and weighted average yield of investment securities available for sale by contractual maturities as of September 30, 2016 and December 31, 2015 were as follows:

	September 30, 2016
	Amortized cost	Noncredit Loss Component of OTTI Recorded in OCI			Fair value	Weighted average yield%
			Gross Unrealized
			gains	losses

	(Dollars in thousands)
U.S. Treasury securities:
Due within one year	$7,513	$-	$1	$-	$7,514	0.57

Obligations of U.S.
government-sponsored
agencies:
Due within one year	9,629	-	4	-	9,633	0.70
After 1 to 5 years	496,782	-	3,215	53	499,944	1.32
After 10 years	44,724	-	7	133	44,598	0.87

Puerto Rico government
obligations:
After 1 to 5 years	21,423	12,023	-	-	9,400	4.38
After 5 to 10 years	845	-	6	-	851	5.20
After 10 years	21,205	3,196	116	1,556	16,569	5.39

United States and Puerto Rico
government obligations	602,121	15,219	3,349	1,742	588,509	1.53

Mortgage-backed securities:
FHLMC certificates:
After 5 to 10 years	6,314	-	145	-	6,459	2.31
After 10 years	251,516	-	3,504	62	254,958	2.10
	257,830	-	3,649	62	261,417	2.10

GNMA certificates:
Due within one year	1	-	-	-	1	1.69
After 1 to 5 years	93	-	3	-	96	3.85
After 5 to 10 years	98,314	-	2,557	-	100,871	3.05
After 10 years	131,216	-	12,532	-	143,748	4.37
	229,624	-	15,092	-	244,716	3.81
FNMA certificates:
After 1 to 5 years	22,594	-	452	-	23,046	1.99
After 5 to 10 years	26,448	-	577	19	27,006	2.06
After 10 years	602,540	-	14,534	20	617,054	2.31
	651,582	-	15,563	39	667,106	2.29
Collateralized mortgage
obligations issued or guaranteed by
the FHLMC and GNMA:
After 5 to 10 years	19,853	-	7	33	19,827	1.18
After 10 years	39,530	-	25	7	39,548	1.21
	59,383	-	32	40	59,375	1.20
Other mortgage pass-through
trust certificates:
After 5 to 10 years	81	-	-	-	81	7.20
After 10 years	30,606	8,476	-	-	22,130	2.37
	30,687	8,476	-	-	22,211	2.37
Total mortgage-backed
securities	1,229,106	8,476	34,336	141	1,254,825	2.48

Other
After 1 to 5 years	100	-	-	-	100	1.50

Equity Securities (1)	413	-	6	-	419	2.15

Total investment securities
available for sale	$1,831,740	$23,695	$37,691	$1,883	$1,843,853	2.17

(1)	Equity securities consisted of investment in a Community Reinvestment Act Qualified Investment Fund.

	December 31, 2015
	Amortized cost	Noncredit Loss Component of OTTI Recorded in OCI			Fair value	Weighted average yield%
			Gross Unrealized
			gains	losses

(Dollars in thousands)

U.S. Treasury securities:
After 1 to 5 years	$7,530	$-	$-	$33	$7,497	0.57

Obligations of U.S.
government-sponsored
agencies:
Due within one year	14,624	-	4	10	14,618	0.68
After 1 to 5 years	384,323	-	174	4,305	380,192	1.32
After 5 to 10 years	58,150	-	343	242	58,251	2.34

Puerto Rico Government
obligations:
After 1 to 5 years	25,663	14,662	-	-	11,001	4.38
After 5 to 10 years	855	-	-	-	855	5.20
After 10 years	23,162	5,255	134	1,680	16,361	5.40

United States and Puerto Rico
Government obligations	514,307	19,917	655	6,270	488,775	1.75

Mortgage-backed securities:

FHLMC certificates:
After 5 to 10 years	336	-	31	-	367	4.95
After 10 years	287,711	-	1,073	1,706	287,078	2.14
	288,047	-	1,104	1,706	287,445	2.15
GNMA certificates:
Due within one year	2	-	-	-	2	1.70
After 1 to 5 years	109	-	5	-	114	4.26
After 5 to 10 years	120,298	-	3,182	-	123,480	3.07
After 10 years	165,175	-	12,822	20	177,977	4.38
	285,584	-	16,009	20	301,573	3.83
FNMA certificates:
After 1 to 5 years	2,552	-	74	-	2,626	3.32
After 5 to 10 years	21,557	-	433	233	21,757	2.73
After 10 years	759,247	-	5,628	6,063	758,812	2.34
	783,356	-	6,135	6,296	783,195	2.35

Other mortgage pass-through
trust certificates:
After 5 to 10 years	92	-	1	-	93	7.26
After 10 years	34,905	9,691	-	-	25,214	2.26
	34,997	9,691	1	-	25,307	2.26
Total mortgage-backed
securities	1,391,984	9,691	23,249	8,022	1,397,520	2.61

Other
After 1 to 5 years	100	-	-	-	100	1.50

Total investment securities
available for sale	$1,906,391	$29,608	$23,904	$14,292	$1,886,395	2.38

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

The following tables show the Corporation’s available-for-sale investments’ fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of September 30, 2016 and December 31, 2015. The tables also include debt securities for which an OTTI was recognized and only the amount related to a credit loss was recognized in earnings. For unrealized losses for which OTTI was recognized, the related credit loss was charged against the amortized cost basis of the debt security.

	As of September 30, 2016
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)
Debt securities:
Puerto Rico Government obligations	$-	$-	$21,688	$16,775	$21,688	$16,775
U.S. Treasury and U.S. government
agencies obligations	60,970	186	-	-	60,970	186
Mortgage-backed securities:
FNMA	18,245	39	-	-	18,245	39
FHLMC	54,269	62	-	-	54,269	62
Collateralized mortgage obligations
issued or guaranteed by FHLMC and GNMA	31,896	40	-	-	31,896	40
Other mortgage pass-through trust
certificates	-	-	22,130	8,476	22,130	8,476
Equity securities	2	-	-	-	2	-
	$165,382	$327	$43,818	$25,251	$209,200	$25,578

	As of December 31, 2015
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)
Debt securities:
Puerto Rico Government obligations	$-	$-	$23,008	$21,597	$23,008	$21,597
U.S. Treasury and U.S. government
agencies obligations	198,243	929	210,504	3,661	408,747	4,590
Mortgage-backed securities:
FNMA	437,305	4,516	88,013	1,780	525,318	6,296
FHLMC	141,890	1,338	19,306	368	161,196	1,706
GNMA	1,047	20	-	-	1,047	20
Other mortgage pass-through trust
certificates	-	-	25,214	9,691	25,214	9,691
	$778,485	$6,803	$366,045	$37,097	$1,144,530	$43,900

Assessment for OTTI on Available-For-Sale Securities

     Debt securities issued by U.S. government agencies, U.S. government-sponsored entities and the U.S. Treasury accounted for approximately 97% of the total available-for-sale portfolio as of September 30, 2016 and no credit losses are expected, given the explicit and implicit guarantees provided by the U.S. federal government. The Corporation’s OTTI assessment was concentrated mainly on available-for-sale Puerto Rico Government debt securities, with an amortized cost of $43.5million, and on private label mortgage-backed securities (“MBS”) with an amortized cost of $30.6 million, and for which credit losses are evaluated on a quarterly basis. The Corporation considered the following factors in determining whether a credit loss exists and the period over which the debt security is expected to recover:

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

•         The level of cash flows generated from the underlying collateral, if any, supporting the principal and interest payments of the debt securities.

The Corporation recorded OTTI losses on available-for-sale debt securities as follows:

	Quarter Ended		Nine-Month Period Ended
	September 30,		September 30,
	2016	2015	2016	2015
(In thousands)
Total other-than-temporary impairment losses	$-	$-	$(1,845)	$(29,521)
Portion of other-than-temporary impairment recognized in OCI	-	(231)	(4,842)	16,037
Net impairment losses recognized in earnings (1)	$-	$(231)	$(6,687)	$(13,484)

(1)

For the nine-month periods ended September 30, 2016 and 2015, approximately $6.3 million and $12.9 million, respectively, of the credit impairment recognized in earnings consisted of credit losses on Puerto Rico Government debt securities and $0.4 million and $0.6 million, respectively, was associated with credit losses on private label MBS.

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

   In the first quarter of 2016, the Corporation recorded a $6.3million OTTI charge on three Puerto Rico Government debt securities held by the Corporation as part of its available-for-sale securities portfolio, specifically bonds of the GDB maturing on February 1, 2019 and the Puerto Rico Public Buildings Authority maturing on July 1, 2028. This was the third OTTI charge on these securities recorded since June 30, 2015, as OTTI charges of $12.9 million and $3.0 million were booked in the second and fourth quarters of 2015, respectively, and reduced the amortized cost basis of these three Puerto Rico Government debt securities to $35.6million as of September 30, 2016, including accrued interest of $0.9 million.

    During the first nine months of 2016, in consideration of the latest available information about the Puerto Rico Government’s financial condition, including the enactment of a debt moratorium law and the declaration of a state of emergency at the GDB, the issuance of the GDB and the Commonwealth’s audited financial statements for the fiscal year ended June 30, 2014, as well as the issuance of exchange proposals with the Commonwealth’s creditors related to its outstanding bond obligations, the Corporation applied a discounted cash flow analysis to its Puerto Rico Government debt securities in order to calculate the cash flows expected to be collected and to determine if any portion of the decline in market value of these securities was considered a credit-related other-than-temporary impairment. The analysis derives an estimate of value based on the present value of risk-adjusted cash flows of the underlying securities and included the following components:

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

      The discounted risk-adjusted cash flow analysis for the three Puerto Rico Government bonds mentioned above assumed a default probability of 100%, thus reflecting that it is more likely than not that these three bonds will default during their remaining terms. Based on this analysis, the Corporation determined that it is unlikely to receive all of the remaining contractual interest and principal amounts when due on these bonds and recorded, in the first quarter of  2016, other-than-temporary credit-related impairment charges amounting to $6.3 million, assuming recovery rates ranging from 35% to 80% (with a weighted average of 61%). On August 1, 2016, the GDB defaulted on a $28 million payment of interest due to its creditors, including interest due on bonds held by the Corporation. Similarly, the Puerto Rico Public Building Authority made only a partial payment on its interest payment due on October 1, 2016. In the third quarter of 2016, as a result of the recent defaults, the Corporation discontinued income recognition related to, and placed in non-performing status, the bonds of the GDB and the Puerto Rico Public Building Authority. As of September 30, 2016, the amortized cost of these bonds, including accrued interest of $0.9 million, was $35.6 million ($22.3 million of GDB bonds and $13.3 million of Puerto Rico Public Buildings Authority bonds), recorded at their aggregate fair value of $19.5 million ($9.4 million of GDB bonds and $10.1 million of Puerto Rico Public Buildings Authority bonds).

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

    In addition, during the first nine months of 2016, the Corporation recorded a $0.4 million credit-related impairment loss associated with private label MBS, which are collateralized by fixed-rate mortgages on single-family residential properties in the United States. The interest rates on these private-label MBS is variable, tied to 3-month LIBOR and limited to the weighted-average coupon of the underlying collateral. The underlying mortgages are fixed-rate, single-family loans with original high FICO scores (over 700) and moderate original loan-to-value ratios (under 80%), as well as moderate delinquency levels.

  Based on the expected cash flows, and since the Corporation does not have the intention to sell the securities and has sufficient capital and liquidity to hold these securities until a recovery of the fair value occurs, only the credit loss component was reflected in earnings.  Significant assumptions in the valuation of the private label MBS were as follows:

	September 30, 2016		December 31, 2015
	Weighted		Weighted
	Average	Range	Average	Range

Discount rate	13.3%	12.03% - 13.58%	14.5%	14.5%
Prepayment rate	13.7%	6.5% - 22.5%	25%	15.92% - 31.25%
Projected Cumulative Loss Rate	4%	0.2% - 9.1%	4%	0.18% - 6.66%

 Investments Held to Maturity

The amortized cost, gross unrealized gains and losses, approximate fair value, weighted-average yield and contractual maturities of investment securities held to maturity as of September 30, 2016 and December 31, 2015 were as follows:

	September 30, 2016
	Amortized cost			Fair value	Weighted average yield%
		Gross Unrealized
		gains	losses

Puerto Rico Municipal Bonds:
After 1 to 5 years	$1,136	$-	$27	$1,109	5.38
After 5 to 10 years	10,741	-	782	9,959	4.41
After 10 years	144,313	-	23,140	121,173	4.66
Total investment securities
held to maturity	$156,190	$-	$23,949	$132,241	4.65

	December 31, 2015
	Amortized cost			Fair value	Weighted average yield%
		Gross Unrealized
		gains	losses

Puerto Rico Municipal Bonds:
After 1 to 5 years	$1,371	$-	$37	$1,334	5.38
After 5 to 10 years	11,523	-	1,041	10,482	4.25
After 10 years	148,589	-	28,861	119,728	4.64
Total investment securities
held to maturity	$161,483	$-	$29,939	$131,544	4.62

The following tables show the Corporation’s held-to-maturity investments’ fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of September 30, 2016 and December 31, 2015:

As of September 30, 2016
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
(In thousands)
Debt securities:
Puerto Rico Municipal Bonds	$-	$-	$132,241	$23,949	$132,241	$23,949

As of December 31, 2015
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
(In thousands)
Debt securities:
Puerto Rico Municipal Bonds	$4,163	$140	$127,381	$29,799	$131,544	$29,939

     Approximately 87% of the held-to-maturity municipal bonds were issued by five of the largest municipalities in Puerto Rico (San Juan, Carolina, Bayamon, Mayaguez and Guaynabo). These obligations typically are not issued in bearer form, nor are they registered with the SEC and are not rated by external credit agencies. In most cases, these bonds have priority over the payment of operating costs and expenses of the municipality, which are required by law to levy special property taxes in such amounts as are required for the payment of all of their respective general obligation bonds and loans.

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

     Based on the quarterly analysis performed and the circumstances discussed above, management concluded that the unrealized loss is attributable to the time value of money and liquidity assumptions and no individual municipal bond was other-than-temporarily impaired as of September 30, 2016.

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

As of September 30, 2016 and December 31, 2015, the Corporation had investments in FHLB stock with a book value of $26.6 million and $31.3 million, respectively. The net realizable value is a reasonable proxy for the fair value of these instruments. Dividend income from FHLB stock for the quarters ended September 30, 2016 and 2015 was $0.4 million and $0.3 million, respectively, and for the nine-month periods ended September 30, 2016 and 2015 was $1.1 million and $0.8 million, respectively.

The shares of FHLB stock owned by the Corporation were issued by the FHLB of New York. The FHLB of New York is part of the Federal Home Loan Bank System, a national wholesale banking network of 11 regional, stockholder-owned congressionally chartered banks. The Federal Home Loan Banks are all privately capitalized and operated by their member stockholders. The system is supervised by the Federal Housing Finance Agency, which ensures that the Federal Home Loan Banks operate in a financially safe and sound manner, remain adequately capitalized and able to raise funds in the capital markets, and carry out their housing finance mission.

    The Corporation has other equity securities that do not have a readily available fair value. The carrying value of such securities as of September 30, 2016 and December 31, 2015 was $2.1 million and $0.9 million, respectively.

NOTE 6 – LOANS HELD FOR INVESTMENT

 The following table provides information about the loan portfolio held for investment:

	As of September 30,	As of December 31,
	2016	2015
(In thousands)
Residential mortgage loans, mainly secured by first mortgages	$3,299,942	$3,344,719
Commercial loans:
Construction loans	124,298	156,195
Commercial mortgage loans	1,545,014	1,537,806
Commercial and Industrial loans (1)	2,167,011	2,246,513
Total commercial loans	3,836,323	3,940,514
Finance leases	229,577	229,165
Consumer loans	1,497,812	1,597,984
Loans held for investment	8,863,654	9,112,382
Allowance for loan and lease losses	(214,070)	(240,710)
Loans held for investment, net	$8,649,584	$8,871,672

(1)

As of September 30, 2016 and December 31, 2015, includes $949.9 million and $1.0 billion, respectively, of commercial loans that are secured by real estate but are not dependent upon the real estate for repayment.

Loans held for investment on which accrual of interest income had been discontinued as of the indicated dates were as follows:

(In thousands)	September 30,	December 31,
	2016	2015
Non-performing loans:
Residential mortgage	$162,201	$169,001
Commercial mortgage	191,449	51,333
Commercial and Industrial	137,016	137,051
Construction:
Land	11,761	12,174
Construction-commercial	36,953	39,466
Construction-residential	2,053	2,996
Consumer:
Auto loans	14,615	17,435
Finance leases	1,969	2,459
Other consumer loans	8,695	10,858
Total non-performing loans held for investment (1) (2)(3)	$566,712	$442,773

(1)	As of September 30, 2016 and December 31, 2015, excludes $8.1 million of non-performing loans held for sale.

(2)

Amount excludes purchased-credit impaired ("PCI") loans with a carrying value of approximately $168.1 million and $173.9 million as of September 30, 2016 and December 31, 2015, respectively, primarily mortgage loans acquired from Doral Bank in the first quarter of 2015 and from Doral Financial in the second quarter of 2014, as further discussed below.  These loans are not considered non-performing due to the application of the accretion method, under which these loans will accrete interest income over the remaining life of the loans using an estimated cash flow analysis.

(3)

Non-performing loans exclude $415.9 million and $414.9 million of Troubled Debt Restructuring ("TDR") loans that are in compliance with modified terms and in accrual status as of September 30, 2016 and December 31, 2015, respectively.

Loans in Process of Foreclosure

    As of September 30, 2016, the recorded investment of residential mortgage loans collateralized by residential real estate property that are in the process of foreclosure amounted to $135.0 million. The Corporation commences the foreclosure process on residential real estate loans when a borrower becomes 120 days delinquent in accordance with the guidelines of the Consumer Financial Protection Bureau (CFPB). Foreclosure procedures and timelines vary depending on whether the property is located in a judicial or non-judicial state. Judicial states (Puerto Rico) require the foreclosure to be processed through the state’s court while foreclosures in non-judicial states are processed without court intervention. Foreclosure timelines vary according to state law and Investor Guidelines. Occasionally, foreclosures may be delayed due to mandatory mediations, bankruptcy proceedings, court delays and title issues, among other reasons.

The Corporation’s aging of the loans held for investment portfolio is as follows:
					Purchased Credit-Impaired Loans		Total loans held for investment	90 days past due and still accruing (2)
	30-59 Days Past Due	60-89 Days Past Due	90 days or more Past Due (1)	Total Past Due
As of September 30, 2016
(In thousands)						Current
Residential mortgage:
FHA/VA and other government-guaranteed loans (2) (3) (4)	$-	$5,310	$81,677	$86,987	$-	$44,949	$131,936	$81,677
Other residential mortgage loans (4)	-	87,425	179,648	267,073	165,014	2,735,919	3,168,006	17,447
Commercial:
Commercial and Industrial loans	44,967	500	138,484	183,951	-	1,983,060	2,167,011	1,468
Commercial mortgage loans (4)	-	3,436	196,240	199,676	3,127	1,342,211	1,545,014	4,791
Construction:
Land (4)	-	765	12,137	12,902	-	20,495	33,397	376
Construction-commercial (4)	-	-	36,953	36,953	-	38,460	75,413	-
Construction-residential (4)	-	-	2,721	2,721	-	12,767	15,488	668
Consumer:
Auto loans	63,470	13,743	14,615	91,828	-	766,969	858,797	-
Finance leases	8,199	2,312	1,969	12,480	-	217,097	229,577	-
Other consumer loans	8,192	4,824	12,806	25,822	-	613,193	639,015	4,111
Total loans held for investment	$124,828	$118,315	$677,250	$920,393	$168,141	$7,775,120	$8,863,654	$110,538
_____________
(1)

Includes non-performing loans and accruing loans that are contractually delinquent 90 days or more (i.e., FHA/VA guaranteed loans and credit cards). Credit card loans continue to accrue finance charges and fees until charged-off at 180 days.

(2)

It is the Corporation's policy to report delinquent residential mortgage loans insured by the FHA or guaranteed by the VA as past-due loans 90 days and still accruing as opposed to non-performing loans since the principal repayment is insured. These balances include $29.6 million of residential mortgage loans insured by the FHA or guaranteed by the VA, which are over 15 months delinquent and are no longer accruing interest as of September 30, 2016.

(3)

As of September 30, 2016, includes $45.6 million of defaulted loans collateralizing Government National Mortgage Association ("GNMA") securities for which the Corporation has an unconditional option (but not an obligation) to repurchase the defaulted loans.

(4)

According to the Corporation's delinquency policy and consistent with the instructions for the preparation of the Consolidated Financial Statements for Bank Holding Companies (FR Y-9C) required by the  Federal Reserve Board, residential mortgage, commercial mortgage, and construction loans are considered past due when the borrower is in arrears two or more monthly payments. FHA/VA government-guaranteed loans, other residential mortgage loans, commercial mortgage loans, land loans and construction-residential loans past due 30-59 days as of September 30, 2016 amounted to $8.7 million, $144.3 million, $7.6 million, $0.7 million and $0.3 million, respectively.

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

(2)

It is the Corporation's policy to report delinquent residential mortgage loans insured by the FHA or guaranteed by the VA as past-due loans 90 days and still accruing as opposed to non-performing loans since the principal repayment is insured. These balances include $37.3 million of residential mortgage loans insured by the FHA or guaranteed by the VA, which are over 15 months delinquent and are no longer accruing interest as of December 31, 2015.

(3)

As of December 31, 2015, includes $38.5 million of defaulted loans collateralizing GNMA securities for which the Corporation has an unconditional option (but not an obligation) to repurchase the defaulted loans.

(4)

According to the Corporation's delinquency policy and consistent with the instructions for the preparation of the Consolidated Financial Statements for Bank Holding Companies (FR Y-9C) required by the  Federal Reserve Board, residential mortgage, commercial mortgage, and construction loans are considered past due when the borrower is in arrears two or more monthly payments.  FHA/VA government-guaranteed loans, other residential mortgage loans, commercial mortgage loans, land loans and construction-residential loans past due 30-59 days as of December 31, 2015 amounted to $11.0 million, $162.9 million, $38.6 million, $5.7 million and $0.8 million, respectively.

The Corporation’s credit quality indicators by loan type as of September 30, 2016 and December 31, 2015 are summarized below:

	Commercial Credit Exposure-Credit Risk Profile Based on Creditworthiness Category:
	Substandard	Doubtful	Loss	Total Adversely Classified (1)	Total Portfolio
September 30, 2016
(In thousands)
Commercial mortgage	$218,523	$36,211	$-	$254,734	$1,545,014
Construction:
Land	20,175	-	-	20,175	33,397
Construction-commercial	36,953	-	-	36,953	75,413
Construction-residential	2,053	-	-	2,053	15,488
Commercial and Industrial	159,498	72,806	445	232,749	2,167,011

	Commercial Credit Exposure-Credit Risk Profile Based on Creditworthiness Category:
	Substandard	Doubtful	Loss	Total Adversely Classified (1)	Total Portfolio
December 31, 2015
(In thousands)
Commercial mortgage	$252,941	$140	$-	$253,081	$1,537,806
Construction:
Land	14,035	1	-	14,036	51,874
Construction-commercial	39,466	-	-	39,466	83,330
Construction-residential	2,996	-	-	2,996	20,991
Commercial and Industrial	140,827	71,341	354	212,522	2,246,513
_________
(1)	Excludes $8.1 million as of September 30, 2016 and December 31, 2015, of construction-land non-performing loans held for sale.

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

	Consumer Credit Exposure-Credit Risk Profile based on Payment activity
	Residential Real Estate		Consumer
September 30, 2016	FHA/VA/ Guaranteed (1)	Other residential loans	Auto	Finance Leases	Other Consumer
(In thousands)
Performing	$131,936	$2,840,791	$844,182	$227,608	$630,320
Purchased Credit-Impaired (2)	-	165,014	-	-	-
Non-performing	-	162,201	14,615	1,969	8,695
Total	$131,936	$3,168,006	$858,797	$229,577	$639,015

(1)

 It is the Corporation's policy to report delinquent residential mortgage loans insured by the FHA or guaranteed by the VA as past due loans 90 days and still accruing as opposed to non-performing loans since the principal repayment is insured. These balances include $29.6 million of residential mortgage loans insured by the FHA or guaranteed by the VA, which are over 15 months delinquent and are no longer accruing interest as of September 30, 2016.

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

(1)

 It is the Corporation's policy to report delinquent residential mortgage loans insured by the FHA or guaranteed by the VA as past due loans 90 days and still accruing as opposed to non-performing loans since the principal repayment is insured. These balances include $37.3 million of residential mortgage loans insured by the FHA or guaranteed by the VA, which are over 15 months delinquent and are no longer accruing interest as of December 31, 2015.

(2)

 PCI loans are excluded from non-performing statistics due to the application of the accretion method, under which these loans will accrete interest income over the remaining life of the loans using estimated cash flow analysis.

      The following tables present information about impaired loans, excluding PCI loans, which are reported separately, as discussed below:

Impaired Loans
(In thousands)
					Quarter Ended		Nine-Month Period Ended

					September 30, 2016
	Recorded Investment	Unpaid Principal Balance	Related Specific Allowance	Year-To-Date Average Recorded Investment	Interest Income Recognized on Accrual Basis	Interest Income Recognized on Cash Basis	Interest Income Recognized on Accrual Basis	Interest Income Recognized on Cash Basis
As of September 30, 2016
With no related allowance recorded:
FHA/VA-Guaranteed loans	$-	$-	$-	$-	$-	$-	$-	$-
Other residential mortgage loans	64,198	78,361	-	67,024	139	103	376	496
Commercial:
Commercial mortgage loans	51,974	63,759	-	56,826	206	119	599	609
Commercial and Industrial Loans	17,069	26,672	-	20,407	13	-	13	-
Construction:
Land	60	89	-	60	-	-	-	-
Construction-commercial	-	-	-	-	-	-	-	-
Construction-residential	956	1,531	-	956	-	-	-	-
Consumer:
Auto loans	888	888	-	901	6	-	10	-
Finance leases	168	168	-	168	1	-	1	-
Other consumer loans	3,770	5,045	-	3,892	11	25	59	80
	$139,083	$176,513	$-	$150,234	$376	$247	$1,058	$1,185
With an allowance recorded:
FHA/VA-Guaranteed loans	$-	$-	$-	$-	$-	$-	$-	$-
Other residential mortgage loans	379,841	428,395	9,667	385,052	4,396	375	13,160	1,192
Commercial:
Commercial mortgage loans	146,526	166,066	25,907	152,753	136	57	339	179
Commercial and Industrial Loans	161,105	189,683	28,668	171,575	618	49	1,708	203
Construction:
Land	9,346	13,534	903	9,395	21	18	52	35
Construction-commercial	36,953	38,781	1,977	38,516	-	-	-	-
Construction-residential	392	551	124	392	-	-	-	-
Consumer:
Auto loans	24,135	24,135	3,674	25,913	476	-	1,379	-
Finance leases	2,408	2,408	62	2,493	48	-	150	-
Other consumer loans	13,065	13,448	1,700	13,868	356	15	1,005	32
	$773,771	$877,001	$72,682	$799,957	$6,051	$514	$17,793	$1,641
Total:
FHA/VA-Guaranteed loans	$-	$-	$-	$-	$-	$-	$-	$-
Other residential mortgage loans	444,039	506,756	9,667	452,076	4,535	478	13,536	1,688
Commercial:
Commercial mortgage loans	198,500	229,825	25,907	209,579	342	176	938	788
Commercial and Industrial Loans	178,174	216,355	28,668	191,982	631	49	1,721	203
Construction:
Land	9,406	13,623	903	9,455	21	18	52	35
Construction-commercial	36,953	38,781	1,977	38,516	-	-	-	-
Construction-residential	1,348	2,082	124	1,348	-	-	-	-
Consumer:
Auto loans	25,023	25,023	3,674	26,814	482	-	1,389	-
Finance leases	2,576	2,576	62	2,661	49	-	151	-
Other consumer loans	16,835	18,493	1,700	17,760	367	40	1,064	112
	$912,854	$1,053,514	$72,682	$950,191	$6,427	$761	$18,851	$2,826

(In thousands)

	Recorded Investment	Unpaid Principal Balance	Related Specific Allowance	Average Recorded Investment
As of December 31, 2015
With no related allowance recorded:
FHA/VA-Guaranteed loans	$-	$-	$-	$-
Other residential mortgage loans	65,495	74,146	-	67,282
Commercial:
Commercial mortgage loans	54,048	66,448	-	54,967
Commercial and Industrial Loans	27,492	29,957	-	28,326
Construction:
Land	-	-	-	-
Construction-commercial	39,466	40,000	-	39,736
Construction-residential	3,046	3,046	-	3,098
Consumer:
Auto loans	-	-	-	-
Finance leases	-	-	-	-
Other consumer loans	2,618	4,300	-	2,766
	$192,165	$217,897	$-	$196,175
With an allowance recorded:
FHA/VA-Guaranteed loans	$-	$-	$-	$-
Other residential mortgage loans	395,173	440,947	21,787	398,790
Commercial:
Commercial mortgage loans	27,479	40,634	3,073	30,518
Commercial and Industrial Loans	143,214	164,050	18,096	148,547
Construction:
Land	9,578	13,758	1,060	9,727
Construction-commercial	-	-	-	-
Construction-residential	1,426	2,180	142	1,476
Consumer:
Auto loans	21,581	21,581	6,653	23,531
Finance leases	2,077	2,077	86	2,484
Other consumer loans	13,816	14,043	1,684	14,782
	$614,344	$699,270	$52,581	$629,855
Total:
FHA/VA-Guaranteed loans	$-	$-	$-	$-
Other residential mortgage loans	460,668	515,093	21,787	466,072
Commercial:
Commercial mortgage loans	81,527	107,082	3,073	85,485
Commercial and Industrial Loans	170,706	194,007	18,096	176,873
Construction:
Land	9,578	13,758	1,060	9,727
Construction-commercial	39,466	40,000	-	39,736
Construction-residential	4,472	5,226	142	4,574
Consumer:
Auto loans	21,581	21,581	6,653	23,531
Finance leases	2,077	2,077	86	2,484
Other consumer loans	16,434	18,343	1,684	17,548
	$806,509	$917,167	$52,581	$826,030

Interest income of approximately $7.8 million ($6.9 million accrual basis and $0.9 million cash basis) and $24.8 million ($19.8 million accrual basis and $5.0 million cash basis) was recognized on impaired loans for the third quarter and nine-month period ended September 30, 2015, respectively.

The following tables show the activity for impaired loans and the related specific reserve for the quarters and nine-month periods ended September 30, 2016 and 2015:

	Quarter Ended		Nine-Month Period Ended
	September 30,		September 30,
(In thousands)	2016	2015	2016	2015

Impaired Loans:
Balance at beginning of period	$953,774	$824,816	$806,509	$945,407
Loans determined impaired during the period	26,613	37,528	261,544	135,350
Charge-offs (1)	(30,426)	(7,498)	(50,027)	(90,026)
Loans sold, net of charge-offs	-	-	-	(67,836)
Increases to impaired loans-additional disbursements	1,091	408	2,852	2,524
Reclassification from loans held for sale (2)	-	40,005	-	40,005
Foreclosures	(11,856)	(12,858)	(28,466)	(33,044)
Loans no longer considered impaired	(2,674)	(25,877)	(27,560)	(39,062)
Paid in full or partial payments	(23,668)	(13,811)	(51,998)	(50,605)
Balance at end of period	$912,854	$842,713	$912,854	$842,713

(1)

For the nine-month period ended September 30, 2015, includes $63.9 million of charge-offs related to a bulk sale of assets completed in the second quarter of 2015, mostly comprised of non-performing and adversely classified commercial loans, as further discussed below.

(2)

During the third quarter of 2015, upon the signing of a new agreement with the borrower, the Corporation changed its intent to sell a $40.0 million construction loan in the Virgin Islands. Accordingly, the loan was transferred back from held for sale to held for investment.

	Quarter Ended		Nine-Month Period Ended
	September 30,		September 30,
(In thousands)	2016	2015	2016	2015

Specific Reserve:
Balance at beginning of period	$86,372	$49,918	$52,581	55,205
Provision for loan losses	16,619	9,439	70,011	81,796
Net charge-offs	(30,309)	(7,498)	(49,910)	(85,142)
Balance at end of period	$72,682	$51,859	$72,682	$51,859

    PCI Loans

    The Corporation acquired PCI loans accounted for under ASC 310-30 as part of the transaction closed on February 27, 2015 in which FirstBank acquired 10 Puerto Rico branches of Doral Bank, and acquired certain assets, including PCI loans, and assumed deposits, through an alliance with Banco Popular of Puerto Rico, which was the successful lead bidder with the FDIC on the failed Doral Bank, as well as other co-bidders. The Corporation also acquired PCI loans in previously completed asset acquisitions that are accounted for under ASC 310-30. These previous transactions include the acquisition from Doral Financial in the second quarter of 2014 of all its rights, title and interest in first and second residential mortgages loans in full satisfaction of secured borrowings owed by such entity to FirstBank.

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

The carrying amount of PCI loans follows:

	September 30,	December 31,
	2016	2015
(In thousands)
Residential mortgage loans	$165,014	$170,766
Commercial mortgage loans	3,127	3,147
Total PCI loans	$168,141	$173,913
Allowance for loan losses	(6,857)	(3,962)
Total PCI loans, net of allowance for loan losses	$161,284	$169,951

The following tables present PCI loans by past due status as of September 30, 2016 and December 31, 2015:

As of September 30, 2016	30-59 Days	60-89 Days	90 days or more	Total Past Due		Total PCI loans
(In thousands)					Current
Residential mortgage loans (1)	$-	$12,048	$26,621	$38,669	$126,345	$165,014
Commercial mortgage loans (1)	-	-	1,283	1,283	1,844	3,127
	$-	$12,048	$27,904	$39,952	$128,189	$168,141
_____________
(1)

According to the Corporation's delinquency policy and consistent with the instructions for the preparation of the Consolidated Financial Statements for Bank Holding Companies (FR Y-9C) required by the  Federal Reserve Board, residential mortgage and commercial mortgage loans are considered past due when the borrower is in arrears two or more monthly payments. PCI residential mortgage loans and commercial mortgage loans past due 30-59 days as of September 30, 2016 amounted to $22.3 million and $0.4 million, respectively.

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

Changes in accretable yield of acquired loans

Subsequent to an acquisition of loans, the Corporation is required to periodically evaluate its estimate of cash flows expected to be collected. These evaluations, performed quarterly, require the continued use of key assumptions and estimates, similar to the initial estimate of fair value. Subsequent changes in the estimated cash flows expected to be collected may result in changes in the accretable yield and non-accretable difference or reclassifications from nonaccretable yield to accretable yield. Increases in the cash flows expected to be collected will generally result in an increase in interest income over the remaining life of the loan or pool of loans. Decreases in expected cash flows due to further credit deterioration will generally result in an impairment charge recognized in the Corporation’s provision for loan and lease losses, resulting in an increase to the allowance for loan losses. During the first nine months of 2016, the Corporation increased by $2.9 million to $6.9 million the reserve related to PCI loans acquired from Doral Financial in 2014. The reserve is driven by the revisions to the expected cash flows of the portfolio for the remaining term of the loan pool based on expected performance and market conditions.

Changes in the accretable yield of PCI loans for the quarters and nine-month periods ended September 30, 2016 and 2015 were as follows:

	Quarter Ended		Nine-Month Period Ended
	September 30,	September 30,	September 30,	September 30,
	2016	2015	2016	2015
(In thousands)
Balance at beginning of period	$122,179	$124,288	$118,385	$82,460
Additions (accretable yield at acquisition
of loans from Doral)	-	-	-	38,319
Accretion recognized in earnings	(2,875)	(3,411)	(8,691)	(8,695)
Reclassification from non-accretable	-	1,348	9,610	10,141
Balance at end of period	$119,304	$122,225	$119,304	$122,225

Changes in the carrying amount of loans accounted for pursuant to ASC 310-30 are as follows:
	Quarter Ended		Nine-Month Period Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
(In thousands)
Balance at beginning of period	$169,690	$178,494	$173,913	$102,604
Additions (1)	-	-	-	79,889
Accretion	2,875	3,411	8,691	8,695
Collections	(4,184)	(5,663)	(13,136)	(14,946)
Foreclosures	(240)	(157)	(1,327)	(157)
Ending balance	$168,141	$176,085	$168,141	$176,085
Allowance for loan losses	(6,857)	(3,163)	(6,857)	(3,163)
Ending balance, net of allowance for loan losses	$161,284	$172,922	$161,284	$172,922

(1)	For the nine-month period ended September 30, 2015, additions represents the estimated fair value of PCI loans acquired from Doral Bank at the date of acquisition.

Changes in the allowance for loan losses related to PCI loans follows:

	Quarter Ended		Nine-Month Period Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
	(In thousands)
Balance at beginning of period	$6,857	$3,163	$3,962	$-
Provision for loan losses	-	-	2,895	3,163
Balance at end of period	$6,857	$3,163	$6,857	$3,163

 The outstanding principal balance of PCI loans, including amounts charged off by the Corporation, amounted to $210.6 million as of September 30, 2016 (December 2015 - $218.1 million).

Purchases and Sales of Loans

During the first nine months of 2016, the Corporation purchased $65.2 million of residential mortgage loans consistent with a seasoned strategic program to purchase ongoing residential mortgage loan production from mortgage bankers in Puerto Rico. Generally, the loans purchased from mortgage bankers were conforming residential mortgage loans. Purchases of conforming residential mortgage loans provide the Corporation the flexibility to retain or sell the loans, including through securitization transactions, depending upon the Corporation’s interest rate risk management strategies. When the Corporation sells such loans, it generally keeps the servicing of the loans.

     In the ordinary course of business, the Corporation sells residential mortgage loans (originated or purchased) to GNMA and government-sponsored entities (“GSEs”) such as Fannie Mae (“FNMA”) and Freddie Mac (“FHLMC”), which generally securitize the transferred loans into mortgage-backed securities for sale into the secondary market. The Corporation sold approximately $108.5 million of performing residential mortgage loans to FNMA and FHLMC during the first nine months of 2016.  Also, during the first nine months of 2016, the Corporation sold $238.6 million of FHA/VA mortgage loans to GNMA, which packages them into mortgage-backed securities. The Corporation’s continuing involvement in these sold loans consists primarily of servicing the loans. In addition, the Corporation agreed to repurchase loans when it breaches any of the representations and warranties included in the sale agreement. These representations and warranties are consistent with the GSEs’ selling and servicing guidelines (i.e., ensuring that the mortgage was properly underwritten according to established guidelines).

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

   During the first nine months of 2016 and 2015, the Corporation repurchased pursuant to its repurchase option with GNMA $20.9 million and $10.6 million, respectively, of loans previously sold to GNMA.  The principal balance of these loans is fully guaranteed and the risk of loss related to the repurchased loans is generally limited to the difference between the delinquent interest payment advanced to GNMA computed at the loan’s interest rate and the interest payments reimbursed by FHA, which are computed at a pre-determined debenture rate. Repurchases of GNMA loans allow the Corporation, among other things, to maintain acceptable delinquency rates on outstanding GNMA pools and remain as a seller and servicer in good standing with GNMA. The Corporation generally remediates any breach of representations and warranties related to the underwriting of such loans according to established GNMA guidelines without incurring losses. The Corporation does not maintain a liability for estimated losses as a result of breaches in representations and warranties.

Loan sales to FNMA and FHLMC are without recourse in relation to the future performance of the loans.  The Corporation repurchased at par loans previously sold to FNMA and FHLMC in the amount of $0.7 million and $1.3 million during the first nine months of 2016 and 2015, respectively. The Corporation’s risk of loss with respect to these loans is also minimal as these repurchased loans are generally performing loans with documentation deficiencies. No losses related to breaches of representations and warranties were incurred in the first nine months of 2016. Historically, losses experienced on these loans have been immaterial. As a consequence, as of September 30, 2016, the Corporation does not maintain a liability for estimated losses on loans expected to be repurchased as a result of breaches in loan and servicer representations and warranties.

In addition, the Corporation sold $20.2 million and $20.0 million in commercial mortgage loan participations during the first nine months of 2016 and 2015, respectively.

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

Loan Portfolio Concentration

     The Corporation’s primary lending area is Puerto Rico.  The Corporation’s banking subsidiary, First Bank, also lends in the USVI and BVI markets and in the United States (principally in the state of Florida).  Of the total gross loans held for investment of $8.9 billion as of September 30, 2016, approximately 78% have credit risk concentration in Puerto Rico, 15% in the United States, and 7% in the USVI and BVI.

    As of September 30, 2016, the Corporation had $134.0 million outstanding (book value of $126.2 million) in credit facilities extended to the Puerto Rico government, its municipalities, and public corporations, compared to $153.2 million outstanding as of December 31, 2015. In addition, the outstanding balance of credit facilities granted to the government of the Virgin Islands amounted to $65.6 million as of September 30, 2016, compared to $126.2 million as of December 31, 2015. Approximately $91.4 million of the granted credit facilities outstanding ($83.7 million book value) consisted of loans to public corporations, including a direct exposure to the Puerto Rico Electric Power Authority (“PREPA”) with an outstanding balance of $74.6 million ($66.9 million book value) as of September 30, 2016, and approximately $6.9 million consisted of loans to units of the Puerto Rico central government.  The PREPA credit facility was placed in non-accrual status in the first quarter of 2015, and interest payments are recorded on a cost-recovery basis.  In addition, the Corporation had $35.7 million of loans extended to municipalities in Puerto Rico, which in most cases are supported by assigned property tax revenues.  Municipalities’ revenues are independent of the Puerto Rico central government. These municipalities are required by law to levy special property taxes in such amounts as are required for the payment of all of their respective general obligation bonds and loans. Late in 2015, the GDB and the Municipal Revenue Collection Center (CRIM) signed a deed of trust. Through this deed, the GDB, as fiduciary, is bound to keep the CRIM funds separate from any other deposits and must distribute the funds pursuant to applicable law. The CRIM funds are deposited at another depository financial institution in Puerto Rico.

  Furthermore, as of September 30, 2016, the Corporation had $128.0 million outstanding (book value of $112.8 million) in financings to the hotel industry in Puerto Rico under which the borrower and the operations of the underlying collateral are the primary sources of repayment and the Puerto Rico Tourism Development Fund (“TDF”) provides a secondary guarantee for payment performance, compared to $129.4 million outstanding as of December 31, 2015. These facilities were placed in non-accrual status and classified as impaired in the first quarter of 2016, and interest payments are now applied against principal. Approximately $1.6 million of interest payments received on loans guaranteed by the TDF since late March 2016 have been applied against principal. As of the date of filing of this Form 10-Q, the largest of these three facilities is current on contractual payments as its operations are generating the cash flows to cover payments. The Corporation has been receiving partial payments from the other two facilities since their operations are insufficient to cover the entire contractual payments and the Corporation is not receiving collections from the TDF guarantee. As such, these two facilities are collateral dependent loans and charge-offs amounting to $13.7 million were recorded in the third quarter of 2016, of which $12.8 million was charged against specific reserves established in prior periods. These loans have been adversely classified since the third quarter of 2015.   The Corporation’s collections of principal and interest from the TDF in the first half of 2016 amounted to $0.6 million compared to $5.3 million in the entire 2015 year.

  The TDF is a subsidiary of the GDB that facilitates private sector financings to Puerto Rico’s hotel industry. Adverse developments related to the Puerto Rico government’s fiscal situation introduced additional uncertainty regarding the TDF’s ability to honor its guarantee, including the enactment of the Puerto Rico Emergency Moratorium and Financial Rehabilitation Act (“Act 21”), which gives Puerto Rico’s governor emergency powers to deal with Puerto Rico’s challenging fiscal situation, including the ability to declare a moratorium on all bonds and other payments. On June 30, 2016, pursuant to Act 21, the Puerto Rico governor ordered a moratorium on the payment of $780 million of the Puerto Rico Government’s general obligations and the debt of certain other instrumentalities due on July 1, 2016.  This followed a default on the principal payment of $367 million of GDB notes due on May 1, 2016.  Puerto Rico’s governor also issued an executive order intended to protect the GDB’s liquidity by allowing withdrawals only to fund necessary costs for essential services such as health, public safety and education services. Recently, the GDB defaulted on a $28 million payment of interest due to its creditors on August 1, 2016, including interest due on GDB bonds held by the Corporation.

    As of September 30, 2016, the total reserve to book value coverage ratio related to commercial loans extended to or guaranteed by the Puerto Rico Government (excluding municipalities) was 16% and the loans are being carried at 76% of unpaid principal balance, net of reserves and accumulated charge offs.

     In addition, the Corporation had $121.4 million in indirect exposure to residential mortgage loans that are guaranteed by the Puerto Rico Housing Finance Authority. Residential mortgage loans guaranteed by the Puerto Rico Housing Finance Authority are secured by the underlying properties and the guarantees serve to cover shortfalls in collateral in the event of a borrower default. The Puerto Rico government guarantees up to $75 million of the principal guaranteed under the mortgage loans insurance program. According to the most recently released audited financial statements of the Puerto Rico Housing Financing Authority, as of June 30, 2015, the Puerto Rico Housing Finance Authority’s mortgage loans insurance program covered loans aggregating approximately $552 million. The regulations adopted by the Puerto Rico Housing Finance Authority require the establishment of adequate reserves to guarantee the solvency of the mortgage loans insurance fund. As of June 30, 2015, the most recent date as to which information is available, the Puerto Rico Housing Finance Authority had a restricted net position for such purposes of approximately $77.4 million.

   The Corporation cannot predict at this time the impact that the current fiscal situation of the Commonwealth of Puerto Rico, including the payment defaults on certain bonds, the uncertainty about the debt restructuring process, and the various legislative and other measures that have been and could be adopted by the Puerto Rico government in response to such fiscal situation, will have on the Puerto Rico economy and on the Corporation’s financial condition and results of operations.

 Troubled Debt Restructurings

The Corporation provides homeownership preservation assistance to its customers through a loss mitigation program in Puerto Rico that is similar to the U.S. government’s Home Affordable Modification Program guidelines. Depending upon the nature of borrowers’ financial condition, restructurings or loan modifications through this program as well as other restructurings of individual commercial, commercial mortgage, construction, and residential mortgage loans fit the definition of a TDR. A restructuring of a debt constitutes a TDR if the creditor for economic or legal reasons related to the debtor’s financial difficulties grants a concession to the debtor that it would not otherwise consider. Modifications involve changes in one or more of the loan terms that bring a defaulted loan current and provide sustainable affordability. Changes may include the refinancing of any past-due amounts, including interest and escrow, the extension of the maturity of the loan and modifications of the loan rate. As of September 30, 2016, the Corporation’s total TDR loans held for investment of $656.3 million consisted of $378.7 million of residential mortgage loans, $150.9 million of commercial and industrial loans, $44.0 million of commercial mortgage loans, $40.2 million of construction loans, and $42.5 million of consumer loans. Outstanding unfunded commitments on TDR loans amounted to $5.7 million as of September 30, 2016.

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

   Prior to permanently modifying a loan, the Corporation may enter into trial modifications with certain borrowers. Trial modifications generally represent a six-month period during which the borrower makes monthly payments under the anticipated modified payment terms prior to a formal modification. Upon successful completion of a trial modification, the Corporation and the borrower enter into a permanent modification. TDR loans that are participating in or that have been offered a binding trial modification are classified as TDRs when the trial offer is made and continue to be classified as TDRs regardless of whether the borrower enters into a permanent modification. As of September 30, 2016, we classified an additional $5.6 million of residential mortgage loans as TDRs that were participating in or had been offered a trial modification.

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

Selected information on TDRs that includes the recorded investment by loan class and modification type is summarized in the following tables. This information reflects all TDRs:

	September 30, 2016
(In thousands)	Interest rate below market	Maturity or term extension	Combination of reduction in interest rate and extension of maturity	Forgiveness of principal and/or interest	Other (1)	Total
Troubled Debt Restructurings:
Non-FHA/VA Residential Mortgage loans	$29,934	$8,172	$283,550	$-	$57,065	$378,721
Commercial Mortgage Loans	6,092	1,219	26,053	-	10,608	43,972
Commercial and Industrial Loans	2,153	69,244	25,263	2,637	51,593	150,890
Construction Loans:
Land	-	285	2,193	-	402	2,880
Construction-commercial	-	-	-	36,953	-	36,953
Construction-residential	-	-	-	-	357	357
Consumer Loans - Auto	-	1,921	14,680	-	8,422	25,023
Finance Leases	-	424	2,152	-	-	2,576
Consumer Loans - Other	229	2,185	10,120	300	2,112	14,946
Total Troubled Debt Restructurings	$38,408	$83,450	$364,011	$39,890	$130,559	$656,318

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

The following table presents the Corporation's TDR loans activity:

	Quarter Ended		Nine-Month Period Ended
(In thousands)	September 30,		September 30,
	2016	2015	2016	2015
Beginning balance of TDRs	$670,991	$634,761	$661,591	$694,453
New TDRs	15,596	30,044	66,075	95,840
Increases to existing TDRs - additional
disbursements	517	309	1,573	644
Charge-offs post modification (1)	(5,445)	(5,327)	(15,899)	(58,707)
Sales, net of charge-offs	-	-	-	(44,048)
Foreclosures	(5,567)	(6,139)	(12,967)	(16,391)
Removed from the TDR classification	-	-	(3,031)	-
Reclassification from loans held for sale (2)	-	40,005	-	40,005
Paid-off and partial payments	(19,774)	(11,690)	(41,024)	(29,833)
Ending balance of TDRs	$656,318	$681,963	$656,318	$681,963

(1)	For the nine-month period ended September 30, 2015, includes $45.3 million of charge offs related to TDRs included in the bulk sale of assets completed in the second quarter of 2015.
(2)

During the third quarter of 2015, upon the signing of a new agreement with the borrower, the Corporation changed its intent to sell a $40.0 million construction loan in the Virgin Islands. Accordingly, the loan was transferred back from held for sale to held for investment and continues to be classified as a TDR and a nonperforming loan.

TDR loans are classified as either accrual or nonaccrual loans. Loans in accrual status may remain in accrual status when their contractual terms have been modified in a TDR if the loan had demonstrated performance prior to the restructuring and payment in full under the restructured terms is expected. Otherwise, loans on non-accrual and restructured as a TDR will remain on nonaccrual status until the borrower has proven the ability to perform under the modified structure, generally for a minimum of six months, and there is evidence that such payments can and are likely to continue as agreed. Performance prior to the restructuring, or significant events that coincide with the restructuring, are included in assessing whether the borrower can meet the new terms and may result in the loan being returned to accrual status at the time of the restructuring or after a shorter performance period. If the borrower’s ability to meet the revised payment schedule is uncertain, the loan remains classified as a non-accrual loan. Loan modifications increase the Corporation’s interest income by returning a non-performing loan to performing status, if applicable, increase cash flows by providing for payments to be made by the borrower, and limit increases in foreclosure and OREO costs. The Corporation continues to consider a modified loan as an impaired loan for purposes of estimating the allowance for loan and lease losses. A TDR loan that specifies an interest rate that at the time of the restructuring is greater than or equal to the rate the Corporation is willing to accept for a new loan with comparable risk may not be reported as a TDR, or an impaired loan in the calendar years subsequent to the restructuring, if it is in compliance with its modified terms. During the first nine months of 2016, the Corporation removed a $3.0 million loan from the TDR classification as the borrower is no longer experiencing financial difficulties, and the loan was refinanced at market terms and does not contain any concession to the borrower.

The following table provides a breakdown between accrual and nonaccrual status of TDR loans:

(In thousands)	As of September 30, 2016

	Accrual	Nonaccrual (1)	Total TDRs

Non-FHA/VA Residential Mortgage loans	$296,840	$81,881	$378,721
Commercial Mortgage Loans	28,699	15,273	43,972
Commercial and Industrial Loans	58,004	92,886	150,890
Construction Loans:
Land	1,205	1,675	2,880
Construction-commercial	-	36,953	36,953
Construction-residential	-	357	357
Consumer Loans - Auto	16,561	8,462	25,023
Finance Leases	2,437	139	2,576
Consumer Loans - Other	12,173	2,773	14,946
Total Troubled Debt Restructurings	$415,919	$240,399	$656,318

(1)

 Included in non-accrual loans are $121.3 million in loans that are performing under the terms of the restructuring agreement but are reported in non-accrual status until the restructured loans meet the criteria of sustained payment performance under the revised terms for reinstatement to accrual status and are deemed fully collectible.

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

TDR loans exclude restructured residential mortgage loans that are guaranteed by the U.S. federal government (i.e., FHA/VA loans) totaling $67.9 million as of September 30, 2016 (December 31, 2015 - $77.6 million). The Corporation excludes FHA/VA guaranteed loans from TDR loans statistics given that, in the event that the borrower defaults on the loan, the principal and interest (at the specified debenture rate) are guaranteed by the U.S. government; therefore, the risk of loss on these types of loans is very low. The Corporation does not consider loans with U.S. federal government guarantees to be impaired loans for the purpose of calculating the allowance for loan and lease losses.

Loan modifications that are considered TDRs completed during the quarter and nine-month period ended September 30, 2016 and 2015 were as follows:

(Dollars in thousands)	Quarter Ended September 30, 2016
	Number of contracts	Pre-modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Non-FHA/VA Residential Mortgage loans	55	$8,631	$8,449
Commercial Mortgage Loans	5	679	712
Commercial and Industrial Loans	2	1,432	1,432
Construction Loans:
Land	4	158	155
Consumer Loans - Auto	189	3,262	3,262
Finance Leases	11	295	295
Consumer Loans - Other	257	1,269	1,291
Total Troubled Debt Restructurings	523	$15,726	$15,596

(Dollars in thousands)	Nine-Month Period Ended September 30, 2016
	Number of contracts	Pre-modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Non-FHA/VA Residential Mortgage loans	167	$25,040	$24,040
Commercial Mortgage Loans	8	3,351	3,380
Commercial and Industrial Loans	21	21,693	21,693
Construction Loans:
Land	4	158	155
Consumer Loans - Auto	612	10,961	10,961
Finance Leases	59	1,477	1,477
Consumer Loans - Other	862	4,312	4,369
Total Troubled Debt Restructurings	1,733	$66,992	$66,075

(Dollars in thousands)	Quarter Ended September 30, 2015
	Number of contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Non-FHA/VA Residential Mortgage loans	98	$19,901	$19,481
Commercial Mortgage Loans	4	7,380	5,719
Construction Loans:
Land	1	109	109
Consumer Loans - Auto	203	3,352	3,297
Finance Leases	19	521	418
Consumer Loans - Other	197	1,026	1,020
Total Troubled Debt Restructurings	522	$32,289	$30,044

(Dollars in thousands)	Nine-Month Period Ended September 30, 2015
	Number of contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Non-FHA/VA Residential Mortgage loans	350	$60,043	$57,882
Commercial Mortgage Loans	13	20,332	18,781
Commercial and Industrial Loans	3	2,997	2,579
Construction Loans:
Land	7	603	600
Consumer Loans - Auto	547	8,739	8,564
Finance Leases	43	1,215	1,056
Consumer Loans - Other	929	6,432	6,378
Total Troubled Debt Restructurings	1,892	$100,361	$95,840

Recidivism, or the borrower defaulting on its obligation pursuant to a modified loan, results in the loan once again becoming a non-performing loan. Recidivism on modified loans occurs at a notably higher rate than do defaults on new origination loans, so modified loans present a higher risk of loss than do new origination loans. The Corporation considers a loan to have defaulted if the borrower has failed to make payments of either principal, interest, or both for a period of 90 days or more.

   Loan modifications considered TDR loans that defaulted during the quarters and nine-month periods ended September 30, 2016 and September 30, 2015 and had become TDR during the 12-months preceding the default date were as follows:

	Quarter Ended September 30,
(Dollars in thousands)	2016		2015
	Number of contracts	Recorded Investment	Number of contracts	Recorded Investment

Non-FHA/VA Residential Mortgage loans	14	$1,707	23	$3,744
Consumer Loans - Auto	5	68	1	10
Consumer Loans - Other	22	93	51	219
Finance Leases	1	30	3	145
Total	42	$1,898	78	$4,118

	Nine-Month Period Ended September 30,
(Dollars in thousands)	2016		2015
	Number of contracts	Recorded Investment	Number of contracts	Recorded Investment

Non-FHA/VA Residential Mortgage loans	35	$4,863	50	$7,646
Commercial and Industrial Loans	-	-	4	5,745
Consumer Loans - Auto	45	702	8	50
Consumer Loans - Other	89	339	141	589
Finance Leases	2	43	6	185
Total	171	$5,947	209	$14,215

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

The recorded investment in loans held for investment restructured using the A/B note restructure workout strategy was approximately $38.0 million as of September 30, 2016. The following table provides additional information about the volume of this type of loan restructuring and the effect on the allowance for loan and lease losses in the first nine months of 2016 and 2015:

(In thousands)	September 30, 2016	September 30, 2015
Principal balance deemed collectible at end of period	$38,004	$40,632
Amount charged off	$-	$-
Charges to the provision for loan losses	$2,660	$185
Allowance for loan losses at end of period	$3,521	$916

Of the loans comprising the $38.0 million that have been deemed collectible, approximately $37.9 million were placed in accrual status as the borrowers have exhibited a period of sustained performance. These loans continue to be individually evaluated for impairment purposes.

NOTE 7 – ALLOWANCE FOR LOAN AND LEASE LOSSES

The changes in the allowance for loan and lease losses were as follows:

(In thousands)	Residential Mortgage Loans	Commercial Mortgage Loans	Commercial & Industrial Loans	Construction Loans	Consumer Loans	Total

Quarter ended September 30, 2016
Allowance for loan and lease losses:
Beginning balance	$38,955	$69,799	$69,789	$2,747	$53,164	$234,454
Charge-offs	(8,514)	(13,730)	(10,587)	(19)	(13,716)	(46,566)
Recoveries	972	335	929	140	2,303	4,679
Provision (release)	4,553	(152)	5,597	2,480	9,025	21,503
Ending balance	$35,966	$56,252	$65,728	$5,348	$50,776	$214,070
Ending balance: specific reserve for impaired loans	$9,667	$25,907	$28,668	$3,004	$5,436	$72,682
Ending balance: purchased credit-impaired loans (1)	$6,638	$219	$-	$-	$-	$6,857
Ending balance: general allowance	$19,661	$30,126	$37,060	$2,344	$45,340	$134,531
Loans held for investment:
Ending balance	$3,299,942	$1,545,014	$2,167,011	$124,298	$1,727,389	$8,863,654
Ending balance: impaired loans	$444,039	$198,500	$178,174	$47,707	$44,434	$912,854
Ending balance: purchased credit-impaired loans	$165,014	$3,127	$-	$-	$-	$168,141
Ending balance: loans with general allowance	$2,690,889	$1,343,387	$1,988,837	$76,591	$1,682,955	$7,782,659

(In thousands)	Residential Mortgage Loans	Commercial Mortgage Loans	Commercial & Industrial Loans	Construction Loans	Consumer Loans	Total

Nine-Month Period Ended September 30, 2016
Allowance for loan and lease losses:
Beginning balance	$39,570	$68,211	$68,768	$3,519	$60,642	$240,710
Charge-offs	(27,352)	(15,742)	(16,260)	(623)	(41,490)	(101,467)
Recoveries	2,159	414	1,885	301	6,526	11,285
Provision	21,589	3,369	11,335	2,151	25,098	63,542
Ending balance	$35,966	$56,252	$65,728	$5,348	$50,776	$214,070
Ending balance: specific reserve for impaired loans	$9,667	$25,907	$28,668	$3,004	$5,436	$72,682
Ending balance: purchased credit-impaired loans (1)	$6,638	$219	$-	$-	$-	$6,857
Ending balance: general allowance	$19,661	$30,126	$37,060	$2,344	$45,340	$134,531
Loans held for investment:
Ending balance	$3,299,942	$1,545,014	$2,167,011	$124,298	$1,727,389	$8,863,654
Ending balance: impaired loans	$444,039	$198,500	$178,174	$47,707	$44,434	$912,854
Ending balance: purchased credit-impaired loans	$165,014	$3,127	$-	$-	$-	$168,141
Ending balance: loans with general allowance	$2,690,889	$1,343,387	$1,988,837	$76,591	$1,682,955	$7,782,659

(1)	Refer to Note 6 - Loans Held for Investment -PCI loans for a detail of changes in the allowance for loan losses related to PCI loans.

(In thousands)	Residential Mortgage Loans	Commercial Mortgage Loans	Commercial & Industrial Loans	Construction Loans	Consumer Loans	Total

Quarter ended September 30, 2015
Allowance for loan and lease losses:
Beginning balance	$33,783	$49,092	$63,900	$11,865	$62,878	$221,518
Charge-offs	(5,094)	(3,677)	(1,267)	(103)	(15,926)	(26,067)
Recoveries	214	20	327	176	1,602	2,339
Provision (release)	6,958	6,668	3,807	(139)	13,882	31,176
Ending balance	$35,861	$52,103	$66,767	$11,799	$62,436	$228,966
Ending balance: specific reserve for impaired loans	$18,705	$4,886	$17,540	$2,128	$8,600	$51,859
Ending balance: purchased credit-impaired loans	$3,061	$102	$-	$-	$-	$3,163
Ending balance: general allowance	$14,095	$47,115	$49,227	$9,671	$53,836	$173,944
Loans held for investment:
Ending balance	$3,330,089	$1,562,538	$2,222,324	$163,956	$1,861,555	$9,140,462
Ending balance: impaired loans	$459,311	$104,046	$174,983	$66,123	$38,250	$842,713
Ending balance: purchased credit-impaired loans	$172,927	$3,158	$-	$-	$-	$176,085
Ending balance: loans with general allowance	$2,697,851	$1,455,334	$2,047,341	$97,833	$1,823,305	$8,121,664

(In thousands)	Residential Mortgage Loans	Commercial Mortgage Loans	Commercial & Industrial Loans	Construction Loans	Consumer Loans	Total

Nine-Month Period Ended September 30, 2015
Allowance for loan and lease losses:
Beginning balance	$27,301	$50,894	$63,721	$12,822	$67,657	$222,395
Charge-offs	(13,815)	(54,115)	(30,090)	(4,787)	(48,221)	(151,028)
Recoveries	584	6,515	3,386	2,379	6,323	19,187
Provision	21,791	48,809	29,750	1,385	36,677	138,412
Ending balance	$35,861	$52,103	$66,767	$11,799	$62,436	$228,966
Ending balance: specific reserve for impaired loans	$18,705	$4,886	$17,540	$2,128	$8,600	$51,859
Ending balance: purchased credit-impaired loans	$3,061	$102	$-	$-	$-	$3,163
Ending balance: general allowance	$14,095	$47,115	$49,227	$9,671	$53,836	$173,944
Loans held for investment:
Ending balance	$3,330,089	$1,562,538	$2,222,324	$163,956	$1,861,555	$9,140,462
Ending balance: impaired loans	$459,311	$104,046	$174,983	$66,123	$38,250	$842,713
Ending balance: purchased credit-impaired loans	$172,927	$3,158	$-	$-	$-	$176,085
Ending balance: loans with general allowance	$2,697,851	$1,455,334	$2,047,341	$97,833	$1,823,305	$8,121,664

As discussed in Note 6, under the heading “Bulk Sale of Assets,” during the second quarter of 2015, the Corporation completed the sale of commercial and construction loans with a book value of $147.5 million, mostly comprised of non-performing and adversely classified loans. This transaction resulted in charge-offs of approximately $61.4 million.

The Corporation incorporated the charge-offs information from the second quarter 2015 bulk sale in its measurement of credit impairment for loans collectively measured. In the second quarter of 2015, the total bulk sale charge offs were included in the determination of historical loss rates with no reduction for the additional market discount related to the bulk sale resolution. In the past, the Corporation had separated the market component of the loss. The decision to include total charge-offs, with no qualitative adjustment for the steep discount on this bulk sale, considered the potential use of similar credit resolution strategies in the future in light of the current economic conditions in Puerto Rico.  The effect of this position resulted in an increase of $15.5 million in the related allowance in the second quarter of 2015. During the third quarter of 2015, the Corporation further refined its methodology by allocating the second quarter 2015 bulk sale losses over an estimated realization period of eight quarters, which would reflect a more typical loss resolution pattern. Management believes that this loss estimation process is more indicative of the current experience related to the average period for a loan to migrate to asset classification categories and the eventual charge-off.

As of September 30, 2016, the Corporation maintained a $2.1 million reserve for unfunded loan commitments ($0.5 million as of September 30, 2015) mainly related to an outstanding adversely classified floor plan relationship. The reserve for unfunded loan commitments is an estimate of the losses inherent in off-balance sheet loan commitments to borrowers that are experiencing financial difficulties at the balance sheet date. It is calculated by multiplying an estimated loss factor by an estimated probability of funding, and then by the period-end amounts for unfunded commitments. The reserve for unfunded loan commitments is included as part of accounts payable and other liabilities in the consolidated statement of financial condition.

NOTE 8 – LOANS HELD FOR SALE

The Corporation’s loans held-for-sale portfolio was composed of:

(In thousands)	September 30, 2016	December 31, 2015

Residential mortgage loans	$48,700	$27,734
Construction loans	8,079	8,135
Total	$56,779	$35,869

Non-performing loans held for sale totaled $8.1 million as of September 30, 2016 and December 31, 2015.

NOTE 9 –  OTHER REAL ESTATE OWNED

The following table presents OREO inventory as of the dates indicated:

	September 30,	December 31,
(In thousands)	2016	2015

OREO
OREO balances, carrying value:
Residential (1)	$45,887	$43,563
Commercial	81,038	87,849
Construction	12,521	15,389
Total	$139,446	$146,801

(1)

Excludes $15.1 million and $8.9 million as of September 30, 2016 and December 31, 2015, respectively, of foreclosures that meet the conditions of ASC 310-40 and are presented as a receivable (other assets) in the statement of financial condition.

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

The Corporation designates a derivative as a fair value hedge, cash flow hedge or economic undesignated hedge when it enters into the derivative contract.  As of September 30, 2016 and December 31, 2015, all derivatives held by the Corporation were considered economic undesignated hedges.  These undesignated hedges are recorded at fair value with the resulting gain or loss recognized in current earnings.

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

To satisfy the needs of its customers, the Corporation may enter into non-hedging transactions. On these transactions, the Corporation generally participates as a buyer in one of the agreements and as a seller in the other agreement under the same terms and conditions.

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

The following table summarizes the notional amounts of all derivative instruments:

	Notional Amounts (1)
	As of	As of
	September 30,	December 31,
	2016	2015
	(In thousands)
Undesignated economic hedges:
Interest rate contracts:
Written interest rate cap agreements	$91,510	$120,816
Purchased interest rate cap agreements	91,510	120,816
Forward Contracts:
Sale of TBA GNMA MBS pools	45,000	30,000
	$228,020	$271,632

(1) Notional amounts are presented on a gross basis with no netting of offsetting exposure positions.

The following table summarizes the fair value of derivative instruments and the location in the statement of financial condition as of the indicated dates:

	Asset Derivatives			Liability Derivatives
	Statement of	September 30,	December 31,		September 30,	December 31,
	Financial	2016	2015		2016	2015
	Condition Location	Fair Value	Fair Value	Statement of Financial Condition Location	Fair Value	Fair Value
(In thousands)

Undesignated economic hedges:
Interest rate contracts:
Written interest rate cap agreements	Other assets	$-	$-	Accounts payable and other liabilities	$191	$798
Purchased interest rate cap agreements	Other assets	191	806	Accounts payable and other liabilities	-	-
Forward Contracts:
Sales of TBA GNMA MBS pools	Other assets	4	-	Accounts payable and other liabilities	144	123
		$195	$806		$335	$921

The following table summarizes the effect of derivative instruments on the statement of income:

		Gain (or Loss)		Gain (or Loss)
	Location of Gain or (loss)	Quarter Ended		Nine-Month Period Ended
	Recognized in Income on	September 30,		September 30,
(In thousands)	Derivatives	2016	2015	2016	2015

Undesignated economic hedges:
Interest rate contracts:
Written and purchased interest rate cap agreements	Interest income - Loans	$5	$144	$(2)	$144
Forward contracts:
Sales of TBA GNMA MBS pools	Mortgage banking activities	219	(279)	(17)	(97)
Total gain (loss) on derivatives		$224	$(135)	$(19)	$47

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

Offsetting of Financial Assets and Derivative Assets

				Gross Amounts Not Offset in the Statement of Financial Position
			Net Amounts of Assets Presented in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position
				Financial Instruments	Cash Collateral
As of September 30, 2016						Net Amount
(In thousands)
Description
Derivatives	$191	$-	$191	$(191)	$-	$-
Securities purchased under agreements to resell	200,000	(200,000)	-	-	-	-
Total	$200,191	$(200,000)	$191	$(191)	$-	$-

				Gross Amounts Not Offset in the Statement of Financial Position
			Net Amounts of Assets Presented in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position
				Financial Instruments	Cash Collateral
As of December 31, 2015						Net Amount
(In thousands)
Description
Derivatives	$806	$-	$806	$(806)	$-	$-
Securities purchased under agreements to resell	200,000	(200,000)	-	-	-	-
Total	$200,806	$(200,000)	$806	$(806)	$-	$-

Offsetting of Financial Liabilities and Derivative Liabilities

Gross Amounts Not Offset in the Statement of Financial Position
Net Amounts of Liabilities Presented in the Statement of Financial Position
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position
				Financial Instruments	Cash Collateral
As of September 30, 2016						Net Amount
(In thousands)
Description
Securities sold under agreements to repurchase	$500,000	$(200,000)	$300,000	$(300,000)	$-	$-

Gross Amounts Not Offset in the Statement of Financial Position
Net Amounts of Liabilities Presented in the Statement of Financial Position
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position
				Financial Instruments	Cash Collateral
As of December 31, 2015						Net Amount
(In thousands)
Description
Securities sold under agreements to repurchase	$600,000	$(200,000)	$400,000	$(400,000)	$-	$-

NOTE 12 – GOODWILL AND OTHER INTANGIBLES

Goodwill as of September 30, 2016 and December 31, 2015 amounted to $28.1 million, recognized as part of “Other Assets” in the consolidated statement of financial condition. The Corporation conducted its annual evaluation of goodwill and intangibles during the fourth quarter of 2015. The Corporation’s goodwill is related to the acquisition of FirstBank Florida in 2005.

There have been no events related to the Florida reporting unit that could indicate potential goodwill impairment since the date of the last evaluation; therefore, no goodwill impairment evaluation was performed during the first nine months of 2016. Goodwill and other indefinite life intangibles are reviewed at least annually for impairment.

In connection with the acquisition of the FirstBank-branded credit card loan portfolio in the second quarter of 2012, the Corporation recognized a purchased credit card relationship intangible of $24.5 million, which is being amortized over the remaining estimated life of 5.2 years on an accelerated basis based on the estimated attrition rate of the purchased credit card accounts, which reflects the pattern in which the economic benefits of the intangible asset are consumed. These benefits are consumed as the revenue stream generated by the cardholder relationship is realized.

    The core deposit intangible acquired in the February 2015 Doral Bank transaction amounted to $5.8 million ($4.6 million as of September 30, 2016).

    In the first quarter of 2016, FirstBank Insurance Agency acquired certain insurance customer accounts and related customer records and recognized an insurance customer relationship intangible of $1.1 million ($1.0 million as of September 30, 2016), which is being amortized over the next 6.3 years on a straight-line basis. The list of accounts acquired has a direct relationship to the previous mortgage loan portfolio acquisitions from Doral Bank and Doral Financial in 2015 and 2014.

The following table shows the gross amount and accumulated amortization of the Corporation’s intangible assets recognized as part of Other Assets in the consolidated statement of financial condition:

	As of	As of
	September 30,	December 31,
	2016	2015
(Dollars in thousands)
Core deposit intangible:
Gross amount, beginning of period	$51,664	$45,844
Addition as a result of acquisition	-	5,820
Accumulated amortization	(43,974)	(42,498)
Net carrying amount	$7,690	$9,166

Remaining amortization period	8.3	9.0 years

Purchased credit card relationship intangible:
Gross amount	$24,465	$24,465
Accumulated amortization	(13,237)	(11,146)
Net carrying amount	$11,228	$13,319

Remaining amortization period	5.2	5.8 years

Insurance Customer relationship intangible:
Gross amount	$1,067	$-
Accumulated amortization	(102)	-
Net carrying amount	$965	$-

Remaining amortization period	6.3	-

For the quarter and nine-month period ended September 30, 2016, the amortization expense of core deposit intangibles amounted to $0.5 million and $1.5 million, respectively, (2015 - $0.6 million and $1.5 million, respectively). For the quarter and nine-month period ended September 30, 2016, the amortization expense of the purchased credit card relationship intangible amounted to $0.7 million and $2.1 million, respectively, (2015 - $0.8 million and $2.3 million, respectively). For the quarter and nine-month period ended September 30, 2016, the amortization expense of insurance customer relationship intangible amounted to $38 thousand and $0.1 million, respectively.

The estimated aggregate amortization expense related to these intangible assets for future periods is as follows:

Amount
(In thousands)
2016	$1,226
2017	4,495
2018	3,519
2019	3,067
2020	2,851
2021 and after	4,725

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

Below is a summary of transfers of financial assets to VIEs for which the Corporation has retained some level of continuing involvement:

GNMA

The Corporation typically transfers first lien residential mortgage loans in conjunction with GNMA securitization transactions in which the loans are exchanged for cash or securities that are readily redeemed for cash proceeds and servicing rights. The securities issued through these transactions are guaranteed by the issuer and, as such, under seller/servicer agreements, the Corporation is required to service the loans in accordance with the issuers’ servicing guidelines and standards. As of September 30, 2016, the Corporation serviced loans securitized through GNMA with a principal balance of $1.4 billion.

Trust-Preferred Securities

In 2004, FBP Statutory Trust I, a financing trust that is wholly owned by the Corporation, sold to institutional investors $100 million of its variable rate trust-preferred securities. The proceeds of the issuance, together with the proceeds of the purchase by the Corporation of $3.1 million of FBP Statutory Trust I variable rate common securities, were used by FBP Statutory Trust I to purchase $103.1 million aggregate principal amount of the Corporation’s Junior Subordinated Deferrable Debentures. Also in 2004, FBP Statutory Trust II, a financing trust that is wholly owned by the Corporation, sold to institutional investors $125 million of its variable rate trust-preferred securities. The proceeds of the issuance, together with the proceeds of the purchase by the Corporation of $3.9 million of FBP Statutory Trust II variable rate common securities, were used by FBP Statutory Trust II to purchase $128.9 million aggregate principal amount of the Corporation’s Junior Subordinated Deferrable Debentures. The debentures are presented in the Corporation’s consolidated statement of financial condition as Other Borrowings, net of related issuance costs. The variable rate trust-preferred securities are fully and unconditionally guaranteed by the Corporation. The Junior Subordinated Deferrable Debentures issued by the Corporation in April 2004 and in September 2004 mature on June 17, 2034 and September 20, 2034, respectively; however, under certain circumstances, the maturity of Junior Subordinated Deferrable Debentures may be shortened (such shortening would result in a mandatory redemption of the variable rate trust-preferred securities). During the first quarter of 2016, the Corporation completed the repurchase of $10 million of trust-preferred securities of the FBP Statutory Trust II that were auctioned in a public sale at which the Corporation was invited to participate. The Corporation repurchased and cancelled the repurchased trust preferred securities, resulting in a commensurate reduction in the related Floating Rate Junior Subordinated Debentures. The Corporation’s winning bid equated to 70% of the $10 million par value. The 30% discount, plus accrued interest, resulted in a gain of approximately $4.2 million, which is reflected in the statement of income as a “Gain on early extinguishment of debt.” During the second quarter of 2015, the Corporation issued 852,831 shares of the Corporation’s common stock in exchange for $5.3 million of trust preferred securities (FBP Statutory Trust I), which enabled the Corporation to cancel $5.5 million of the carrying value of the debentures underlying the purchased trust preferred securities. The Collins Amendment to the Dodd-Frank Wall Street Reform and Consumer Protection Act eliminates certain trust-preferred securities from Tier 1 Capital; however, these instruments may remain in Tier 2 capital until the instruments are redeemed or mature. Under the indentures, the Corporation has the right, from time to time, and without causing an event of default, to defer payments of interest on the Junior Subordinated Debentures by extending the interest payment period at any time and from time to time during the term of the subordinated debentures for up to twenty consecutive quarterly periods. During the second quarter of 2016, the Corporation received approval from the Federal Reserve and paid $31.2 million for all the accrued but deferred interest payments plus the interest for the second quarter on the Corporation’s subordinated debentures associated with its trust preferred securities. Subsequently, the Corporation received approval and paid the interest for the third quarter of 2016 amounting to $1.8 million. As of September 30, 2016, the Corporation is current on all interest payments due related to its subordinated debt. Future interest payments are subject to Federal Reserve approval. It is the intent of the Corporation to request approvals in future periods to continue regularly scheduled quarterly interest payments.

Grantor Trusts

    During 2004 and 2005, a third party to the Corporation, referred to in this subsection as the seller, established a series of statutory trusts to effect the securitization of mortgage loans and the sale of trust certificates. The seller initially provided the servicing for a fee, which is senior to the obligations to pay trust certificate holders. The seller then entered into a sales agreement through which it sold and issued the trust certificates in favor of the Corporation’s banking subsidiary. Currently, the Bank is the sole owner of the trust certificates; the servicing of the underlying residential mortgages that generate the principal and interest cash flows is performed by another third party, which receives a servicing fee. The securities are variable rate securities indexed to 90-day LIBOR plus a spread. The principal payments from the underlying loans are remitted to a paying agent (servicer), who then remits interest to the Bank; interest income is shared to a certain extent with the FDIC, which has an interest only strip (“IO”) tied to the cash flows of the underlying loans and is entitled to receive the excess of the interest income less a servicing fee over the variable rate income that the Bank earns on the securities. This IO is limited to the weighted-average coupon on the securities. The FDIC became the owner of the IO upon its intervention of the seller, a failed financial institution. No recourse agreement exists and the risks from losses on non-accruing loans and repossessed collateral are absorbed by the Bank as the sole holder of the certificates.  As of September 30, 2016, the amortized cost and fair value of Grantor Trusts amounted to $30.6 million and $22.1 million, respectively, with a weighted average yield of 2.37%.

Investment in unconsolidated entity

   On February 16, 2011, FirstBank sold an asset portfolio consisting of performing and non-performing construction, commercial mortgage and commercial and industrial loans with an aggregate book value of $269.3 million to CPG/GS, an entity organized under the laws of the Commonwealth of Puerto Rico and majority owned by PRLP Ventures LLC ("PRLP"), a company created by Goldman, Sachs & Co. and Caribbean Property Group.  In connection with the sale, the Corporation received $88.5 million in cash and a 35% interest in CPG/GS, and made a loan in the amount of $136.1 million representing seller financing provided by FirstBank. The loan has a seven-year maturity and bears variable interest at 30-day LIBOR plus 300 basis points and is secured by a pledge of all of the acquiring entity's assets as well as the PRLP's 65% ownership interest in CPG/GS. As of September 30, 2016, the carrying amount of the loan was $6.8 million, which was included in the Corporation's Commercial and Industrial loans held for investment portfolio. FirstBank’s equity interest in CPG/GS is accounted for under the equity method. When applying the equity method, the Bank follows the Hypothetical Liquidation Book Value method (“HLBV”) to determine its share of CPG/GS’s earnings or loss. The loss recorded in 2014 reduced to zero the carrying amount of the Bank’s investment in CPG/GS. No negative investment needs to be reported as the Bank has no legal obligation or commitment to provide further financial support to this entity; thus, no further losses have been or will be recorded on this investment. Any potential increase in the carrying value of the investment in CPG/GS, under the HLBV method, would depend upon how better off the Bank is at the end of the period than it was at the beginning of the period after the waterfall calculation performed to determine the amount of gain allocated to the investors.

    FirstBank also provided an $80 million advance facility to CPG/GS to fund unfunded commitments and costs to complete projects under construction, which was fully disbursed in 2011, and a $20 million working capital line of credit to fund certain expenses of CPG/GS. The working capital line expired in September 2016 and no amount is outstanding. During 2012, CPG/GS repaid the outstanding balance of the advance facility to fund unfunded commitments, and the funds became available for rewithdrawal under a one-time revolver agreement. This facility bears variable interest at 30-day LIBOR plus 300 basis points. As of September 30, 2016, the carrying value of the revolver agreement was $11.4 million, which was included in the Corporation's commercial and industrial loans held for investment portfolio.

     Cash proceeds received by CPG/GS have been first used to cover operating expenses and debt service payments, including those related to the note receivable, the advance facility, and the working capital line, described above, which must be substantially repaid before proceeds can be used for other purposes, including the return of capital to both PRLP and FirstBank. FirstBank will not receive any return on its equity interest until PRLP receives an aggregate amount equivalent to its initial investment and a priority return of at least 12%, resulting in FirstBank’s interest in CPG/GS being subordinate to PRLP’s interest. CPG/GS will then begin to make payments pro rata to PRLP and FirstBank, 35% and 65%, respectively, until FirstBank has achieved a 12% return on its invested capital and the aggregate amount of distributions is equal to FirstBank’s capital contributions to CPG/GS.

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

Servicing Assets

   The Corporation sells residential mortgage loans to GNMA, which generally securitizes the transferred loans into mortgage-backed securities. Also, certain conventional conforming loans are sold to FNMA or FHLMC, with servicing retained. The Corporation recognizes as separate assets the rights to service loans for others, whether those servicing assets are originated or purchased.

The changes in servicing assets are shown below:

	Quarter Ended		Nine-Month Period Ended
	September 30,		September 30,
(In thousands)	2016	2015	2016	2015

Balance at beginning of period	$25,044	$23,519	$24,282	$22,838
Capitalization of servicing assets	1,420	1,242	3,878	3,789
Amortization	(817)	(758)	(2,424)	(2,409)
Adjustment to fair value	(263)	(23)	(387)	(170)
Other (1)	91	(20)	126	(88)
Balance at end of period	$25,475	$23,960	$25,475	$23,960

(1)	Amount represents the adjustment to fair value related to the repurchase of loans serviced for others.

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

Changes in the impairment allowance were as follows:

	Quarter Ended		Nine-Month Period Ended
	September 30,		September 30,
(In thousands)	2016	2015	2016	2015

Balance at beginning of period	$260	$202	$136	$55
Temporary impairment charges	266	41	460	227
Recoveries	(3)	(18)	(73)	(57)
Balance at end of period	$523	$225	$523	$225

The components of net servicing income are shown below:

	Quarter Ended		Nine-Month Period Ended
	September 30,		September 30,
(In thousands)	2016	2015	2016	2015

Servicing fees	$1,930	$1,796	$5,657	$5,340
Late charges and prepayment penalties	200	179	505	546
Adjustment for loans repurchased	91	(20)	126	(88)
Other (1)	-	(22)	(1)	(125)
Servicing income, gross	2,221	1,933	6,287	5,673
Amortization and impairment of servicing assets	(1,080)	(781)	(2,811)	(2,579)
Servicing income, net	$1,141	$1,152	$3,476	$3,094

(1)	Mainly consisted of compensatory fees imposed by GSEs.

    The Corporation’s servicing assets are subject to prepayment and interest rate risks. Key economic assumptions used in determining the fair value at the time of sale of the related mortgages ranged as follows:

	Maximum	Minimum
Nine-Month Period Ended September 30, 2016:
Constant prepayment rate:
Government-guaranteed mortgage loans	7.6%	6.1%
Conventional conforming mortgage loans	8.0%	6.5%
Conventional non-conforming mortgage loans	14.1%	10.6%
Discount rate:
Government-guaranteed mortgage loans	12.0%	11.5%
Conventional conforming mortgage loans	10.0%	9.5%
Conventional non-conforming mortgage loans	14.3%	13.8%

Nine-Month Period Ended September 30, 2015:
Constant prepayment rate:
Government-guaranteed mortgage loans	9.2%	7.9%
Conventional conforming mortgage loans	9.0%	7.9%
Conventional non-conforming mortgage loans	14.4%	12.9%
Discount rate:
Government-guaranteed mortgage loans	11.5%	11.5%
Conventional conforming mortgage loans	9.5%	9.5%
Conventional non-conforming mortgage loans	13.8%	13.8%

     As of September 30, 2016, fair values of the Corporation’s servicing assets were based on a valuation model that incorporates market driven assumptions regarding discount rates and mortgage prepayment rates, adjusted by the particular characteristics of the Corporation’s servicing portfolio. The weighted-averages of the key economic assumptions used by the Corporation in its valuation model and the sensitivity of the current aggregate fair value to immediate 10% and 20% adverse changes in those assumptions for mortgage loans as of September 30, 2016 were as follows:

(Dollars in thousands)
Carrying amount of servicing assets	$25,475
Fair value	$27,937
Weighted-average expected life (in years)	8.42

Constant prepayment rate (weighted-average annual rate)	6.34%
Decrease in fair value due to 10% adverse change	$734
Decrease in fair value due to 20% adverse change	$1,435

Discount rate (weighted-average annual rate)	11.18%
Decrease in fair value due to 10% adverse change	$1,311
Decrease in fair value due to 20% adverse change	$2,515

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

NOTE 14 – DEPOSITS

The following table summarizes deposit balances:
	September 30,	December 31,
	2016	2015
(In thousands)

Type of account:
Non-interest bearing checking accounts	$1,473,528	$1,336,559
Savings accounts	2,458,634	2,459,186
Interest-bearing checking accounts	1,153,096	1,088,651
Certificates of deposit	2,337,547	2,356,245
Brokered CDs	1,558,508	2,097,483
	$8,981,313	$9,338,124

Brokered CDs mature as follows:

September 30,
2016
(In thousands)

Three months or less	$343,396
Over three months to six months	255,574
Over six months to one year	350,362
One to three years	524,386
Three to five years	84,605
Over five years	185
Total	$1,558,508

The following are the components of interest expense on deposits:

	Quarter Ended		Nine-Month Period Ended
	September 30,		September 30,
	2016	2015	2016	2015
(In thousands)

Interest expense on deposits	$16,130	$15,947	$49,104	$48,402
Accretion of premium from acquisition	(43)	(156)	(181)	(441)
Amortization of broker placement fees	655	1,060	2,300	3,564
Interest expense on deposits	$16,742	$16,851	$51,223	$51,525

NOTE 15 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase (repurchase agreements) consist of the following:

(Dollars in thousands)	September 30, 2016	December 31, 2015

Repurchase agreements, interest ranging from 1.96% to 3.84%
(December 31, 2015- 1.96% to 3.41%) (1)(2)	$600,000	$700,000

(1)	Reported net of securities purchased under agreements to repurchase (reverse repurchase agreements) by counterparty, when applicable, pursuant to ASC 210-20-45-11.
(2)

As of September 30, 2016, includes $500 million with an average rate of 3.56% that lenders have the right to call before their contractual maturities at various dates beginning on October 11, 2016.  In addition, $400 million is tied to variable rates.

Repurchase agreements mature as follows:

September 30, 2016
(In thousands)

One month to three months	$300,000
One year to three years	100,000
Over five years	200,000
Total	$600,000

As of September 30, 2016 and December 31, 2015, the securities underlying such agreements were delivered to the dealers with which the repurchase agreements were transacted.

Repurchase agreements as of September 30, 2016, grouped by counterparty, were as follows:

(Dollars in thousands)		Weighted-Average
Counterparty	Amount	Maturity (In Months)

Citigroup Global Markets	$300,000	1
Dean Witter / Morgan Stanley	100,000	13
JP Morgan Chase	200,000	64
	$600,000

NOTE 16 – ADVANCES FROM THE FEDERAL HOME LOAN BANK (FHLB)

The following is a summary of the advances from the FHLB:

	September 30,	December 31,
(Dollars in thousands)	2016	2015

Fixed-rate advances from FHLB, with a weighted-
average interest rate of 1.40% (December 31, 2015 - 1.30%)	$355,000	$455,000

Advances from FHLB mature as follows:

(In thousands)	September 30, 2016

Over six months to one year	$200,000
Over one year to three years	25,000
Over three to four years	130,000
Total	$355,000

As of September 30, 2016, the Corporation had additional capacity of approximately $1.1 billion on this credit facility based on collateral pledged at the FHLB, including a haircut reflecting the perceived risk associated with holding the collateral.

NOTE 17 – OTHER BORROWINGS

 Other borrowings consist of:

	September 30,	December 31,
(In thousands)	2016	2015

Junior subordinated debentures due in 2034,
interest-bearing at a floating rate of 2.75%
over 3-month LIBOR (3.61% as of September 30, 2016
and 3.28% as of December 31, 2015)	$97,630	$97,626
Junior subordinated debentures due in 2034,
interest-bearing at a floating rate of 2.50%
over 3-month LIBOR (3.36% as of September 30, 2016
and 3.07% as of December 31, 2015) (1)	118,557	128,866
	$216,187	$226,492

(1)

Refer to Note 13 - Non-Consolidated Variable Interest Entities and Servicing Assets - Trust Preferred Securities for additional information about the Corporation's repurchase and cancellation of $10 million of trust preferred securities associated with these junior subordinated debentures.

NOTE 18 – STOCKHOLDERS’ EQUITY

Common Stock

As of September 30, 2016 and December 31, 2015, the Corporation had 2,000,000,000 authorized shares of common stock with a par value of $0.10 per share. As of September 30, 2016 and December 31, 2015, there were 218,605,179 and 216,051,128 shares issued, respectively, and 217,387,647 and 215,088,698 shares outstanding, respectively. On July 30, 2009, the Corporation announced the suspension of common and preferred stock dividends effective with the preferred dividend for the month of August 2009.  Refer to Note 3 for information about transactions related to common stock under the Omnibus Plan.

Preferred Stock

The Corporation has 50,000,000 authorized shares of preferred stock with a par value of $1.00, redeemable at the Corporation’s option subject to certain terms. This stock may be issued in series and the shares of each series will have such rights and preferences as are fixed by the Board of Directors when authorizing the issuance of that particular series. As of September 30, 2016, the Corporation has five outstanding series of non-convertible, non-cumulative preferred stock: 7.125% non-cumulative perpetual monthly income preferred stock, Series A; 8.35% non-cumulative perpetual monthly income preferred stock, Series B; 7.40% non-cumulative perpetual monthly income preferred stock, Series C; 7.25% non-cumulative perpetual monthly income preferred stock, Series D; and 7.00% non-cumulative perpetual monthly income preferred stock, Series E.  The liquidation value per share is $25.

Effective January 17, 2012, the Corporation delisted all of its outstanding series of non-convertible, non-cumulative preferred stock from the New York Stock Exchange. The Corporation has not arranged for listing and/or registration on another national securities exchange or for quotation of the Series A through E Preferred Stock in a quotation medium.

Treasury stock

   During the first nine months of 2016 and 2015, the Corporation withheld an aggregate of 255,102 shares and 181,649 shares, respectively, of the common stock paid to certain senior officers as additional compensation and vested restricted stock to cover employees’ payroll and income tax withholding liabilities; these shares are held as treasury shares. As of September 30, 2016 and December 31, 2015, the Corporation had 1,217,532 and 962,430 shares held as treasury stock, respectively.

FirstBank Statutory Reserve (Legal Surplus)

   The Banking Law of the Commonwealth of Puerto Rico requires that a minimum of 10% of FirstBank’s net income for the year be transferred to legal surplus until such surplus equals the total of paid-in-capital on common and preferred stock. Amounts transferred to the legal surplus account from the retained earnings account are not available for distribution to the Corporation, including for payment as dividends to the stockholders, without the prior consent of the Puerto Rico Commissioner of Financial Institutions. The Puerto Rico Banking Law provides that, when the expenditures of a Puerto Rico commercial bank are greater than receipts, the excess of the expenditures over receipts shall be charged against the undistributed profits of the bank, and the balance, if any, shall be charged against the reserve fund, as a reduction thereof. If there is no reserve fund sufficient to cover such balance in whole or in part, the outstanding amount shall be charged against the capital account and the Bank cannot pay dividends until it can replenish the reserve fund to an amount of at least 20% of the original capital contributed. During the fourth quarter of 2015, $2.8 million was transferred to the legal surplus reserve. FirstBank’s legal surplus reserve, included as part of retained earnings in the Corporation’s statement of financial condition, amounted to $42.8 million as of September 30, 2016. There were no transfers to the legal surplus reserve during the first nine months of 2016.

  NOTE 19 - INCOME TAXES

Income tax expense includes Puerto Rico and USVI income taxes as well as applicable U.S. federal and state taxes. The Corporation is subject to Puerto Rico income tax on its income from all sources. As a Puerto Rico corporation, First BanCorp. is treated as a foreign corporation for U.S. and USVI income tax purposes and is generally subject to U.S. and USVI income tax only on its income from sources within the U.S. and USVI or income effectively connected with the conduct of a trade or business in those regions. Any such tax paid in the U.S. and USVI is also creditable against the Corporation’s Puerto Rico tax liability, subject to certain conditions and limitations.

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

     As of September 30, 2016, the Corporation’s deferred tax assets, net of a valuation allowance of $201.7 million, amounted to $290.9 million and management concluded, based upon the assessment of all positive and negative evidence, that it is more likely than not that the Corporation will generate sufficient taxable income within the applicable NOL carry-forward periods to realize such amount.

   The Corporation recorded an income tax expense of $10.4 million and $23.7 million in the third quarter and the first nine months of 2016, respectively, compared to an income tax expense of $4.5 million and $2.7 million for the same periods in 2015. The change in income tax expense in the third quarter of 2016, when compared to the third quarter of 2015, is mainly driven by higher taxable income. For the nine-month period ended September 30, 2016, the Corporation calculated the provision for income taxes by applying the estimated annual effective tax rate for the full fiscal year to ordinary income or loss. In the computation of the consolidated worldwide estimated annual effective tax rate, ASC 740-270 requires the exclusion of legal entities with pre-tax losses from which a tax benefit cannot be recognized. The consolidated worldwide estimated annual effective tax rate, excluding entities with pre-tax losses from which a tax benefit cannot be recognized, was 24% for the nine-month period ended September 30, 2016, compared to 17% for the same period in 2015. The increase in the estimated effective tax rate for the nine month period ended September 30, 2016, when compared to the same period in 2015, reflects the impact in 2015 of a release in the valuation allowance resulting from the bargain purchase gain, which generated a deferred tax liability. As required by ASC 740-270, changes in the valuation allowance related to the current year are included in the computation of the estimated effective tax rate for the year. The effective tax rate including all entities for the first nine months of 2016 was 25%, compared to 30% for the same period in 2015.

As of September 30, 2016, the Corporation did not have Unrecognized Tax Benefits (“UTBs”) recorded on its books. Audit periods remain open for review until the statute of limitations has passed. The statute of limitations under the 2011 PR code is 4 years; the statute of limitations for income taxes purposes for each of the Virgin Islands and U.S. is three years after a tax return is due or filed, whichever is later. The completion of an audit by the taxing authorities or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Corporation’s liability for income taxes. Any such adjustment could be material to the results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. For Virgin Islands and U.S. income tax purposes, all tax years subsequent to 2011 remain open to examination. The 2012 U.S. federal tax return is currently under examination by the IRS. For Puerto Rico tax purposes, all tax years subsequent to 2011 remain open to examination.

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

Financial Instruments Recorded at Fair Value on a Recurring Basis

Investment securities available for sale

The fair value of investment securities was the market value based on quoted market prices (as is the case with equity securities, Treasury notes, and non-callable U.S. Agency debt securities), when available (Level 1), or, when available, market prices for identical or comparable assets (as is the case with MBS and callable U.S. agency debt) that are based on observable market parameters, including benchmark yields, reported trades, quotes from brokers or dealers, issuer spreads, bids, offers and reference data including market research operations (Level 2). Observable prices in the market already consider the risk of nonperformance. During the first nine months of 2016, the Corporation recorded OTTI charges of $6.3 million on certain Puerto Rico Government debt securities, specifically bonds of the GDB and the Puerto Rico Public Buildings Authority. The credit impairment loss was based on the probability of default and loss severity in the event of default in consideration of the latest information available about the Puerto Rico Government’s financial condition. Refer to Note 4 - Investment Securities, for significant assumptions used to determine the credit impairment portion, including default rates and recovery rates, which are unobservable inputs. If listed prices or quotes are not available, fair value is based upon models that use unobservable inputs due to the limited market activity of the instrument, as is the case with certain private label mortgage-backed securities held by the Corporation (Level 3).

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

Although most of the derivative instruments are fully collateralized, a credit spread is considered for those that are not secured in full. The cumulative mark-to-market effect of credit risk in the valuation of derivative instruments for the quarter and nine-month periods ended September 30, 2016 and 2015 was immaterial.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	As of September 30, 2016				As of December 31, 2015
	Fair Value Measurements Using				Fair Value Measurements Using
(In thousands)	Level 1	Level 2	Level 3	Assets/Liabilities at Fair Value	Level 1	Level 2	Level 3	Assets/Liabilities at Fair Value

Assets:
Securities available for sale :
Equity securities	$419	$-	$-	$419	$-	$-	$-	$-
U.S. Treasury Securities	7,514	-	-	7,514	7,497	-	-	7,497
Noncallable U.S. agency debt	-	366,838	-	366,838	-	315,467	-	315,467
Callable U.S. agency debt and MBS	-	1,419,951	-	1,419,951	-	1,509,807	-	1,509,807
Puerto Rico government obligations	-	24,653	2,167	26,820	-	26,327	1,890	28,217
Private label MBS	-	-	22,211	22,211	-	-	25,307	25,307
Other investments	-	-	100	100	-	-	100	100
Derivatives, included in assets:
Purchased interest rate cap agreements	-	191	-	191	-	806	-	806
Forward contracts	-	4	-	4	-	-	-	-
Liabilities:
Derivatives, included in liabilities:
Written interest rate cap agreement	-	191	-	191	-	798	-	798
Forward contracts	-	144	-	144	-	123	-	123

The table below presents a reconciliation of the beginning and ending balances of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarters and nine-month periods ended September 30, 2016 and 2015:

	Quarter Ended September 30,
	2016	2015
Level 3 Instruments Only	Securities	Securities
(In thousands)	Available For Sale(1)	Available For Sale(1)

Beginning balance	$26,020	$31,640
Total gains or (losses) (realized/unrealized):
Included in earnings	-	(231)
Included in other comprehensive income	(477)	345
Principal repayments and amortization	(1,065)	(2,046)
Ending balance	$24,478	$29,708

(1)	Amounts mostly related to private label mortgage-backed securities.

	Nine-Month Period Ended September 30,
	2016	2015
Level 3 Instruments Only	Securities	Securities
(In thousands)	Available For Sale(1)	Available For Sale(1)

Beginning balance	$27,297	$36,212
Total gains or (losses) (realized/unrealized):
Included in earnings	(387)	(628)
Included in other comprehensive income	1,339	1,489
Purchases	-	100
Principal repayments and amortization	(3,771)	(7,465)
Ending balance	$24,478	$29,708

(1)	Amounts mostly related to private label mortgage-backed securities.

  The table below presents qualitative information for significant assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at September 30, 2016:

	September 30, 2016
(In thousands)	Fair Value	Valuation Technique	Unobservable Input	Range

Investment securities available-for-sale:

Private label MBS	$22,130	Discounted cash flow	Discount rate	13.3%
			Prepayment rate	6.5% -22.5% (Weighted Average 13.7%)
			Projected cumulative loss rate	0.2% -9.1% (Weighted Average 4.0%)
Puerto Rico Government Obligations	2,167	Discounted cash flow	Prepayment rate	3.00%

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

Puerto Rico Government Obligations: The significant unobservable input used in the fair value measurement is the assumed prepayment rate of the underlying residential mortgage loans collateral on these obligations that are guaranteed by the Puerto Rico Housing Finance Authority (“PRHFA”). A significant increase (decrease) in the assumed rate would lead to a higher (lower) fair value estimate. Loss severity and probability of default are not included as significant unobservable variables due to the guarantee of the PRHFA. The PRHFA credit risk is modeled by discounting the cash flows using a curve appropriate to the PRHFA credit rating.

    The tables below summarize changes in unrealized gains and losses recorded in earnings for the quarters and nine-month periods ended September 30, 2016 and 2015 for Level 3 assets and liabilities that are still held at the end of each period:

	Changes in Unrealized Losses	Changes in Unrealized Losses
	(Quarter ended September 30, 2016)	(Quarter ended September 30, 2015)
Level 3 Instruments Only	Securities	Securities
(In thousands)	Available For Sale	Available For Sale

Changes in unrealized losses relating to assets still held at reporting date:
Net impairment losses on available-for-sale investment securities (credit component)	$-	$(231)

	Changes in Unrealized Losses	Changes in Unrealized Losses
	(Nine-Month Period Ended September 30, 2016)	(Nine-Month Period Ended September 30, 2015)
Level 3 Instruments Only	Securities	Securities
(In thousands)	Available For Sale	Available For Sale

Changes in unrealized losses relating to assets still held at reporting date:
Net impairment losses on available-for-sale investment securities (credit component)	$(387)	$(628)

Additionally, fair value is used on a nonrecurring basis to evaluate certain assets in accordance with GAAP. Adjustments to fair value usually result from the application of lower-of-cost or market accounting (e.g., loans held for sale carried at the lower-of-cost or fair value and repossessed assets) or write downs of individual assets (e.g., goodwill, loans).

As of September 30, 2016, impairment or valuation adjustments were recorded for assets recognized at fair value on a non-recurring basis as shown in the following table:

	Carrying value as of September 30, 2016			(Losses) recorded for the Quarter Ended September 30, 2016	(Losses) recorded for the Nine-Month Period Ended September 30, 2016
	Level 1	Level 2	Level 3
	(In thousands)

Loans receivable (1)	$-	$-	$426,444	$(13,912)	$(41,621)
OREO (2)	-	-	139,446	(1,702)	(6,580)
Mortgage servicing rights (3)	-	-	25,475	(263)	(387)

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

(3)

Fair value adjustments to mortgage servicing rights were mainly due to assumptions associated with mortgage prepayment rates. The Corporation carries its mortgage servicing rights at the lower of cost or market, measured at fair value on a non-recurring basis.  Assumptions for the value of mortgage servicing rights include:  Prepayment rate of 6.34%, Discount Rate of 11.18%.

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

(4)	The value of these loans was derived from external appraisals, adjusted for specific characteristics of the loans.

Qualitative information regarding the fair value measurements for Level 3 financial instruments is as follows:

September 30, 2016
	Method	Inputs
Loans	Income, Market, Comparable Sales, Discounted Cash Flows	External appraised values; probability weighting of broker price opinions; management assumptions regarding market trends or other relevant factors
OREO	Income, Market, Comparable Sales, Discounted Cash Flows	External appraised values; probability weighting of broker price opinions; management assumptions regarding market trends or other relevant factors
Mortgage servicing rights	Discounted Cash Flow	Weighted average prepayment rate of 6.34%; weighted average discount rate of 11.18%

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

    The fair value of brokered CDs, which are included within deposits, is determined using discounted cash flow analyses over the full term of the CDs. The fair value of the CDs is computed using the outstanding principal amount. The discount rates used were based on brokered CD market rates as of September 30, 2016.  The fair value does not incorporate the risk of nonperformance, since interests in brokered CDs are generally sold by brokers in amounts of less than $250,000 and, therefore, are insured by the FDIC.

Securities sold under agreements to repurchase

Some repurchase agreements reprice at least quarterly, and their outstanding balances are estimated to be their fair value. Where longer commitments are involved, fair value is estimated using exit price indications of the cost of unwinding the transactions as of the end of the reporting period. The brokers who are the counterparties provide these indications, which the Corporation evaluates. Securities sold under agreements to repurchase are fully collateralized by investment securities.

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

The following tables present the carrying value and the estimated fair value of financial instruments as of September 30, 2016 and December 31, 2015:

	Total Carrying Amount in Statement of Financial Condition September 30, 2016	Fair Value Estimate September 30, 2016	Level 1	Level 2	Level 3

	(In thousands)

Assets:
Cash and due from banks and money
market investments	$528,943	$528,943	$528,943	$-	$-
Investment securities available
for sale	1,843,853	1,843,853	7,933	1,811,442	24,478
Investment securities held to maturity	156,190	132,241	-	-	132,241
Other equity securities	28,717	28,717	-	28,717	-
Loans held for sale	56,779	60,283	-	50,497	9,786
Loans held for investment	8,863,654
Less: allowance for loan and lease losses	(214,070)
Loans held for investment, net of allowance	$8,649,584	8,462,434	-	-	8,462,434
Derivatives, included in assets	195	195	-	195	-

Liabilities:
Deposits	8,981,313	9,003,706	-	9,003,706	-
Securities sold under agreements to repurchase	600,000	646,505	-	646,505	-
Advances from FHLB	355,000	356,925	-	356,925	-
Other borrowings	216,187	174,997	-	-	174,997
Derivatives, included in liabilities	335	335	-	335	-

	Total Carrying Amount in Statement of Financial Condition December 31, 2015	Fair Value Estimate December 31, 2015	Level 1	Level 2	Level 3

	(In thousands)

Assets:
Cash and due from banks and money
market investments	$752,458	$752,458	$752,458	$-	$-
Investment securities available
for sale	1,886,395	1,886,395	7,497	1,851,601	27,297
Investment securities held to maturity	161,483	131,544	-	-	131,544
Other equity securities	32,169	32,169	-	32,169	-
Loans held for sale	35,869	36,844	-	28,709	8,135
Loans held for investment	9,112,382
Less: allowance for loan and lease losses	(240,710)
Loans held for investment, net of allowance	$8,871,672	8,768,152	-	-	8,768,152
Derivatives, included in assets	806	806	-	806	-

Liabilities:
Deposits	9,338,124	9,334,073	-	9,334,073	-
Securities sold under agreements to repurchase	700,000	752,048	-	752,048	-
Advances from FHLB	455,000	453,182	-	453,182	-
Other borrowings	226,492	142,846	-	-	142,846
Derivatives, included in liabilities	921	921	-	921	-

NOTE 21 – SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information is as follows:

	Nine-Month Period Ended September 30, 2016
	2016	2015
	(In thousands)

Cash paid for:
Interest on borrowings	$104,031	$70,016
Income tax	1,878	3,404
Non-cash investing and financing activities:
Additions to other real estate owned	37,606	44,415
Additions to auto and other repossessed assets	42,934	57,901
Capitalization of servicing assets	3,878	3,789
Loan securitizations	238,599	213,391
Loans held for investment transferred to held for sale	10,332	-
Loans held for sale transferred to held for investment	1,321	-
Trust preferred securities exchanged for new common stock issued:
Trust preferred securities exchanged	-	5,303
New common stock issued	-	5,628
Fair value of assets acquired (liabilities assumed) in the Doral Bank transaction:
Loans	-	311,410
Premises and equipment, net	-	5,450
Core Deposit intangible	-	5,820
Deposits	-	(523,517)

NOTE 22 – SEGMENT INFORMATION

Based upon the Corporation’s organizational structure and the information provided to the Chief Executive Officer of the Corporation and, to a lesser extent, the Board of Directors, the operating segments are driven primarily by the Corporation’s lines of business for its operations in Puerto Rico, the Corporation’s principal market, and by geographic areas for its operations outside of Puerto Rico.  As of September 30, 2016, the Corporation had six reportable segments: Commercial and Corporate Banking; Mortgage Banking; Consumer (Retail) Banking; Treasury and Investments; United States Operations; and Virgin Islands Operations.  Management determined the reportable segments based on the internal reporting used to evaluate performance and to assess where to allocate resources. Other factors such as the Corporation’s organizational chart, nature of the products, distribution channels, and the economic characteristics of the products were also considered in the determination of the reportable segments.

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

The following table presents information about the reportable segments:

(In thousands)	Mortgage Banking	Consumer (Retail) Banking	Commercial and Corporate	Treasury and Investments	United States Operations	Virgin Islands Operations	Total
For the quarter ended September 30, 2016:
Interest income	$34,605	$44,455	$28,981	$12,529	$13,944	$9,059	$143,573
Net (charge) credit for transfer of funds	(12,074)	2,810	(6,700)	15,839	125	-	-
Interest expense	-	(6,323)	-	(14,487)	(3,811)	(774)	(25,395)
Net interest income	22,531	40,942	22,281	13,881	10,258	8,285	118,178

(Provision) release for loan and lease losses	(3,860)	(8,655)	(8,162)	-	2,024	(2,850)	(21,503)
Non-interest income	5,222	11,292	985	6,154	884	1,609	26,146
Direct non-interest expenses	(8,864)	(27,100)	(11,871)	(914)	(7,556)	(7,097)	(63,402)
Segment income (loss)	$15,029	$16,479	$3,233	$19,121	$5,610	$(53)	$59,419

Average earning assets	$2,549,358	$1,973,424	$2,410,037	$2,565,019	$1,252,271	$604,150	$11,354,259

(In thousands)	Mortgage Banking	Consumer (Retail) Banking	Commercial and Corporate	Treasury and Investments	United States Operations	Virgin Islands Operations	Total
For the quarter ended September 30, 2015:
Interest income	$36,180	$48,528	$32,636	$11,500	$11,229	$9,739	$149,812
Net (charge) credit for transfer of funds	(12,629)	4,335	(4,058)	8,563	3,789	-	-
Interest expense	-	(5,869)	-	(14,305)	(3,931)	(778)	(24,883)
Net interest income	23,551	46,994	28,578	5,758	11,087	8,961	124,929

(Provision) release for loan and lease losses	(6,750)	(13,946)	(11,355)	-	1,307	(432)	(31,176)
Non-interest income	3,982	11,759	647	(174)	778	1,766	18,758
Direct non-interest expenses	(8,977)	(32,669)	(10,896)	(1,103)	(6,914)	(7,441)	(68,000)
Segment income	$11,806	$12,138	$6,974	$4,481	$6,258	$2,854	$44,511

Average earning assets	$2,642,388	$1,959,951	$2,760,788	$2,531,084	$1,048,451	$644,769	$11,587,431

(In thousands)	Mortgage Banking	Consumer (Retail) Banking	Commercial and Corporate	Treasury and Investments	United States Operations	Virgin Islands Operations	Total
Nine-Month Period Ended September 30, 2016
Interest income	$104,865	$135,655	$93,915	$39,206	$40,091	$27,606	$441,338
Net (charge) credit for transfer of funds	(37,673)	10,546	(18,212)	44,226	1,113	-	-
Interest expense	-	(18,765)	-	(45,828)	(11,214)	(2,477)	(78,284)
Net interest income	67,192	127,436	75,703	37,604	29,990	25,129	363,054

(Provision) release for loan and lease losses	(21,608)	(24,451)	(17,730)	-	1,563	(1,316)	(63,542)
Non-interest income	14,381	35,318	2,459	3,815	2,799	5,621	64,393
Direct non-interest expenses	(29,828)	(87,218)	(33,194)	(3,462)	(23,070)	(20,757)	(197,529)
Segment income	$30,137	$51,085	$27,238	$37,957	$11,282	$8,677	$166,376

Average earning assets	$2,576,194	$1,989,426	$2,489,268	$2,774,118	$1,188,463	$613,666	$11,631,135

(In thousands)	Mortgage Banking	Consumer (Retail) Banking	Commercial and Corporate	Treasury and Investments	United States Operations	Virgin Islands Operations	Total
Nine-Month Period Ended September 30, 2015
Interest income	$106,352	$147,395	$100,192	$36,276	$34,477	$29,237	$453,929
Net (charge) credit for transfer of funds	(36,212)	12,816	(11,746)	23,936	11,206	-	-
Interest expense	-	(17,379)	-	(44,834)	(12,326)	(2,337)	(76,876)
Net interest income	70,140	142,832	88,446	15,378	33,357	26,900	377,053

(Provision) release for loan and lease losses	(21,657)	(36,588)	(84,170)	-	6,715	(2,712)	(138,412)
Non-interest income (loss)	11,866	35,504	2,350	(13,046)	2,032	6,008	44,714
Direct non-interest expenses	(26,270)	(96,690)	(30,013)	(3,487)	(21,293)	(24,892)	(202,645)
Segment income (loss)	$34,079	$45,058	$(23,387)	$(1,155)	$20,811	$5,304	$80,710

Average earning assets	$2,601,892	$1,956,352	$2,947,562	$2,683,313	$1,001,860	$640,027	$11,831,006

The following table presents a reconciliation of the reportable segment financial information to the consolidated totals:

	Quarter Ended		Nine-Month Period Ended
	September 30,		September 30,
	2016	2015	2016	2015

Net income :

Total segment income	$59,419	$44,511	$166,376	$80,710
Other non-interest income (1)	-	-	-	13,443
Other operating expenses (2)	(24,901)	(25,277)	(73,315)	(85,159)
Income before income taxes	34,518	19,234	93,061	8,994
Income tax expense	(10,444)	(4,476)	(23,690)	(2,664)
Total consolidated net income	$24,074	$14,758	$69,371	$6,330

Average assets:

Total average earning assets for segments	$11,354,259	$11,587,431	$11,631,135	$11,831,006
Average non-earning assets	926,043	925,723	927,732	916,817
Total consolidated average assets	$12,280,302	$12,513,154	$12,558,867	$12,747,823

(1)	The bargain purchase gain on the acquisition of assets and assumption of deposits from Doral Bank in 2015 is presented as Other non-interest income in the table above.
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

First BanCorp. is subject to the Written Agreement that the Corporation entered into with the New York FED on June 3, 2010. The Written Agreement provides, among other things, that the holding company must serve as a source of strength to FirstBank, and that, except with the consent generally of the New York FED and the Federal Reserve Board, (1) the holding company may not pay dividends to stockholders or receive dividends from FirstBank, (2) the holding company and its nonbank subsidiaries may not make payments on trust-preferred securities or subordinated debt, and (3) the holding company cannot incur, increase, or guarantee debt or repurchase any capital securities. The Written Agreement also required that the holding company submit a capital plan acceptable to the New York FED that reflected sufficient capital at First BanCorp. on a consolidated basis and follow certain guidelines with respect to the appointment or change in responsibilities of senior officers. The foregoing summary is not complete and is qualified in all respects by reference to the actual language of the Written Agreement, which the Corporation filed with the SEC.

The Corporation submitted its Capital Plan setting forth its plans for how to improve its capital positions to comply with the Written Agreement over time. In addition to the Capital Plan, the Corporation submitted to its regulators a liquidity and brokered CD plan, including a contingency funding plan, a non-performing asset reduction plan, a budget and profit plan, a strategic plan, and a plan for the reduction of classified and special mention assets. As of September 30, 2016, the Corporation had completed all of the items included in the Capital Plan and is continuing to work on reducing non-performing loans. The Written Agreement also requires the submission to the regulators of quarterly progress reports.

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

    Under the fully phased-in Basel III rules, in order to be considered adequately capitalized, the Corporation will be required to maintain: (i) a minimum CET1 capital to risk-weighted assets ratio of at least  4.5%, plus the 2.5% “capital conservation buffer,” resulting in a required minimum CET1 ratio of at least 7%, (ii) a minimum ratio of total Tier 1 capital to risk-weighted assets of at least 6.0%, plus the 2.5% capital conservation buffer, resulting in a required minimum Tier 1 capital ratio of 8.5%, (iii) a minimum ratio of total Tier 1 plus Tier 2 capital to risk-weighted assets of at least 8.0%, plus the 2.5% capital conservation buffer, resulting in a required minimum total capital ratio of 10.5%, and (iv) a required minimum leverage ratio of 4%, calculated as the ratio of Tier 1 capital to average on-balance sheet (non-risk adjusted) assets.

    In addition, as required under the Basel III rules, the Corporation’s trust preferred securities (“TRuPs”) were fully phased out from Tier 1 capital on January 1, 2016. However, the Corporation’s TRuPs may continue to be included in Tier 2 capital until the instruments are redeemed or mature.

    In March 2016, the FDIC adopted a final rule (“Final Rule”) imposing a quarterly deposit insurance assessment surcharge on banks with at least $10 billion in assets of 4.5 cents per $100 of their assessment base, after making certain adjustments once the Deposit Insurance Fund Reserve Ratio reaches or exceeds 1.15 percent. For purposes of this surcharge, the first $10 billion of assets are subtracted from the regular insurance assessment base to determine the surcharge base. The assessment surcharge became effective on July 1, 2016, is assessed as of the third quarter of 2016, and applies to FirstBank. The Bank’s current surcharge base is slightly higher than the $10 billion threshold. The surcharge assessments will continue through December 31, 2018 or until the Deposit Insurance Fund Reserve Ratio reaches or exceeds 1.35 percent. In addition, under existing regulations, the FDIC reduced the initial base assessment rate, which reduces the standard risk-based assessment rate. This resulted in a decrease in the total FDIC insurance premium expense (standard risk-based assessment plus assessment surcharge expense) of approximately $0.8 million in the third quarter of 2016, as the benefit of the reduction in the initial base assessment rate exceeded the surcharge amount. In addition, under the Final Rule, if the Deposit Insurance Fund Reserve Ratio does not reach 1.35 percent by December 31, 2018, a shortfall assessment may be assessed on large banks in the first quarter of 2019 and collected by the FDIC on June 30, 2019.

Other Recent Regulatory Developments

    In May 2016, the federal banking agencies proposed regulations governing incentive-based compensation practices at covered banking institutions. These proposed rules are intended to better align the financial rewards for covered employees with an institution’s long-term safety and soundness. Portions of these proposed rules would apply to the Corporation and FirstBank. Those applicable provisions would generally (i) prohibit types and features of incentive-based compensation arrangements that encourage inappropriate risk because they are “excessive” or “could lead to material financial loss” at the banking institution; (ii) require incentive-based compensation arrangements to adhere to three basic principles: (1) a balance between risk and reward; (2) effective risk management and controls; and (3) effective governance; and (iii) require appropriate board of directors (or committee) oversight and recordkeeping and disclosures to the banking institution’s primary regulatory agency. The nature and substance of any final action to adopt these proposed rules, and the timing of any such action, are not known at this time.

    Please refer to the discussion in “Part I – Item 7 – Business – Supervision and Regulation” in the Corporation’s 2015 Form 10-K for a more complete discussion of supervision and regulatory matters and activities that affect the Corporation and its subsidiaries.

The Corporation's and its banking subsidiary's regulatory capital positions as of September 30, 2016 and December 31, 2015 were as follows:

	Regulatory Requirements

	Actual		For Capital Adequacy Purposes		To be Well-Capitalized-Regular Thresholds

	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
As of September 30, 2016
Total Capital (to
Risk-Weighted Assets)
First BanCorp.	$1,892,493	21.27%	$711,754	8.0%	N/A	N/A
FirstBank	$1,843,533	20.73%	$711,460	8.0%	$889,325	10.0%
Common Equity Tier 1 Capital
(to Risk-Weighted Assets)
First BanCorp.	$1,569,482	17.64%	$400,362	4.5%	N/A	N/A
FirstBank	$1,496,670	16.83%	$400,196	4.5%	$578,061	6.5%
Tier I Capital (to
Risk-Weighted Assets)
First BanCorp.	$1,569,482	17.64%	$533,816	6.0%	N/A	N/A
FirstBank	$1,730,264	19.46%	$533,595	6.0%	$711,460	8.0%
Leverage ratio
First BanCorp.	$1,569,482	13.04%	$481,357	4.0%	N/A	N/A
FirstBank	$1,730,264	14.40%	$480,751	4.0%	$600,939	5.0%

As of December 31, 2015
Total Capital (to
Risk-Weighted Assets)
First BanCorp.	$1,828,559	20.01%	$731,164	8.0%	N/A	N/A
FirstBank	$1,802,711	19.73%	$730,824	8.0%	$913,530	10.0%
Common Equity Tier 1 Capital
(to Risk-Weighted Assets)
First BanCorp.	$1,546,678	16.92%	$411,280	4.5%	N/A	N/A
FirstBank	$1,493,478	16.35%	$411,088	4.5%	$593,794	6.5%
Tier I Capital (to
Risk-Weighted Assets)
First BanCorp.	$1,546,678	16.92%	$548,373	6.0%	N/A	N/A
FirstBank	$1,685,656	18.45%	$548,118	6.0%	$730,824	8.0%
Leverage ratio
First BanCorp.	$1,546,678	12.22%	$506,322	4.0%	N/A	N/A
FirstBank	$1,685,656	13.33%	$505,648	4.0%	$632,060	5.0%

The Corporation enters into financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments may include commitments to extend credit and commitments to sell mortgage loans at fair value. As of September 30, 2016, commitments to extend credit amounted to approximately $1.1 billion, of which $631.5 million relates to credit card loans. Commercial and Financial standby letters of credit amounted to approximately $46.7 million. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Since certain commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. For most of the commercial lines of credit, the Corporation has the option to reevaluate the agreement prior to additional disbursements. In the case of credit cards and personal lines of credit, the Corporation can cancel the unused credit facility at any time and without cause. Generally, the Corporation does not enter into interest rate lock agreements with prospective borrowers in connection with its mortgage banking activities.

As of September 30, 2016, First BanCorp. and its subsidiaries were defendants in various legal proceedings arising in the ordinary course of business. Management believes that the final disposition of these matters, to the extent not previously provided for, will not have a material adverse effect, individually or in the aggregate, on the Corporation’s financial position, results of operations or cash flows.

NOTE 24 – FIRST BANCORP. (HOLDING COMPANY ONLY) FINANCIAL INFORMATION

The following condensed financial information presents the financial position of the Holding Company only as of September 30, 2016 and December 31, 2015 and the results of its operations for the quarters and nine-month periods ended September 30, 2016 and 2015.

Statements of Financial Condition

	As of September 30,	As of December 31,
	2016	2015

	(In thousands)

Assets
Cash and due from banks	$29,074	$29,103
Money market investments	6,111	6,111
Other investment securities	285	285
Loans held for investment, net	236	266
Investment in First Bank Puerto Rico, at equity	1,960,090	1,888,036
Investment in First Bank Insurance Agency, at equity	9,991	14,382
Investment in FBP Statutory Trust I	2,929	2,929
Investment in FBP Statutory Trust II	3,561	3,866
Other assets	4,354	4,632
Total assets	$2,016,631	$1,949,610
Liabilities and Stockholders' Equity
Liabilities:
Other borrowings	$216,187	$226,492
Accounts payable and other liabilities	558	28,984
Total liabilities	216,745	255,476
Stockholders' equity	1,799,886	1,694,134
Total liabilities and stockholders' equity	$2,016,631	$1,949,610

Statements of Income

	Quarter Ended		Nine-Month Period Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(In thousands)		(In thousands)

Income:
Interest income on money market investments	$5	$5	$15	$15
Dividend income from subsidiaries	1,822	-	39,980	-
Other income	58	58	181	439
	1,885	63	40,176	454
Expense:
Other borrowings	1,817	1,861	5,777	5,521
Other operating expenses	685	643	2,313	2,000
	2,502	2,504	8,090	7,521

Gain on early extinguishment of debt	-	-	4,217	-

(Loss) income before income taxes and equity
in undistributed earnings of subsidiaries	(617)	(2,441)	36,303	(7,067)
Equity in undistributed earnings of subsidiaries	24,691	17,199	33,068	13,397
Net income	$24,074	$14,758	$69,371	$6,330

Other Comprehensive (loss) income, net of tax	(12,157)	16,709	32,109	13,681
Comprehensive income	$11,917	$31,467	$101,480	$20,011

NOTE 25 – SUBSEQUENT EVENTS

  The Corporation has performed an evaluation of events occurring  subsequent to September 30, 2016; management has determined that there are no events occurring in this period that require disclosure in or adjustment to the accompanying financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)

SELECTED FINANCIAL DATA
	Quarter ended		Nine-Month Period Ended
(In thousands, except for per share and financial ratios)	September 30,		September 30,
	2016	2015	2016	2015
Condensed Income Statements:
Total interest income	$143,573	$149,812	$441,338	$453,929
Total interest expense	25,395	24,883	78,284	76,876
Net interest income	118,178	124,929	363,054	377,053
Provision for loan and lease losses	21,503	31,176	63,542	138,412
Non-interest income	26,146	18,758	64,393	58,157
Non-interest expenses	88,303	93,277	270,844	287,804
Income before income taxes	34,518	19,234	93,061	8,994
Income tax expense	(10,444)	(4,476)	(23,690)	(2,664)
Net income	24,074	14,758	69,371	6,330
Net income attributable to common stockholders	24,074	14,758	69,371	6,330
Per Common Share Results:
Net earnings per share-basic	$0.11	$0.07	$0.33	$0.03
Net earnings per share-diluted	$0.11	$0.07	$0.32	$0.03
Cash dividends declared	$-	$-	$-	$-
Average shares outstanding	212,927	211,820	212,682	211,255
Average shares outstanding diluted	216,578	213,783	215,259	212,596
Book value per common share	$8.11	$7.74	$8.11	$7.74
Tangible book value per common share (1)	$7.89	$7.50	$7.89	$7.50
Selected Financial Ratios (In Percent):
Profitability:
Return on Average Assets	0.78	0.47	0.74	0.07
Interest Rate Spread	3.81	3.98	3.84	3.97
Net Interest Margin	4.06	4.19	4.09	4.18
Interest Rate Spread - tax equivalent basis (2)	3.89	4.12	3.96	4.12
Net Interest Margin - tax equivalent basis (2)	4.15	4.33	4.21	4.32
Return on Average Total Equity	5.35	3.49	5.28	0.50
Return on Average Common Equity	5.46	3.57	5.39	0.51
Average Total Equity to Average Total Assets	14.58	13.39	13.98	13.24
Tangible common equity ratio (1)	14.27	12.63	14.27	12.63
Dividend payout ratio	-	-	-	-
Efficiency ratio (3)	61.18	64.92	63.36	66.13
Asset Quality:
Allowance for loan and lease losses to total loans held for investment	2.42	2.50	2.42	2.50
Net charge-offs (annualized) to average loans (4) (5)	1.90	1.04	1.35	1.91
Provision for loan and lease losses to net charge-offs (6)	51.34	131.39	70.46	104.98
Non-performing assets to total assets (4)	6.16	4.81	6.16	4.81
Non-performing loans held for investment to total loans held for investment (4)	6.39	5.17	6.39	5.17
Allowance to total non-performing loans held for investment (4)	37.77	48.44	37.77	48.44
Allowance to total non-performing loans held for investment,
excluding residential real estate loans (4)	52.92	76.81	52.92	76.81
Other Information:
Common Stock Price: End of period	$5.20	$3.56	$5.20	$3.56

	As of September 30, 2016	As of December 31, 2015

Balance Sheet Data:

Loans, including loans held for sale	$8,920,433	$9,148,251
Allowance for loan and lease losses	214,070	240,710
Money market and investment securities	2,038,868	2,299,520
Intangible assets	47,981	50,583
Deferred tax asset, net	290,877	311,263
Total assets	12,075,253	12,573,019
Deposits	8,981,313	9,338,124
Borrowings	1,171,187	1,381,492
Total preferred equity	36,104	36,104
Total common equity	1,759,422	1,685,779
Accumulated other comprehensive income (loss), net of tax	4,360	(27,749)
Total equity	1,799,886	1,694,134

______________
(1)	Non-GAAP financial measures. Refer to "Capital" below for additional information about the components and a reconciliation of these measures.
(2)	On a tax-equivalent basis and excluding the changes in fair value of derivative instruments (see "Net Interest Income" below for a reconciliation of these non-GAAP financial measures).
(3)	Non-interest expense to the sum of net interest income and non-interest income.
(4)

Loans used in the denominator in calculating each of these ratios include purchased credit-impaired ("PCI") loans. However, the Corporation separately tracks and reports PCI loans and excludes these from non-performing loan and non-performing asset amounts.

(5)	The ratio of net charge-offs to average loans, excluding charge-offs associated with a bulk sale of assets, was 1.03% for the nine-month period ended September 30, 2015.
(6)	The ratio of the provision for loan and lease losses to net charge-offs, excluding the impact of a bulk sale of assets, was 129.91% for the nine-month period ended September 30, 2015.

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

      The Corporation had net income of $24.1 million, or $0.11 per diluted common share, for the quarter ended September 30, 2016, compared to $14.8 million, or $0.07 per diluted common share, for the same period in 2015.  The Corporation’s financial results for the third quarters of 2016 and 2015 were impacted by several items that management believes are not reflective of core operating performance, are not expected to reoccur with any regularity or may reoccur at uncertain times and amounts, including: (i) a gain of $6.1 million ($5.9 million after-tax) on sales of $198.7 million of U.S. agency mortgage-backed securities (“MBS”) recorded in the third quarter of 2016, (ii) severance payments of $0.3 million ($0.2 million after-tax) related to permanent job discontinuance in the third quarter of 2016, and (iii) other-than-temporary impairment (“OTTI”) losses on private label MBS of $0.2 million recorded in the third quarter of 2015 (no tax benefit was recognized for the OTTI charge).

 On a non-GAAP basis, excluding the gain on sales of U.S. agency MBS and severance payments in the third quarter of 2016, the adjusted net income of $18.3 million for the third quarter of 2016 increased $3.3 million compared to adjusted net income of $15.0 million for the third quarter of 2015, excluding the OTTI losses on private label MBS.

The following table reconciles for the third quarter of 2016 and 2015, the reported net income to adjusted net income, a non-GAAP financial measure that excludes items that management believes are not reflective of core operating performance or that are not expected to reoccur with any regularity or reoccur at uncertain times and amounts:

	Quarter Ended September 30,
	2016	2015
(In thousands)
Net income, as reported	$24,074	$14,758
Adjustments:
Other-than-temporary impairment on debt securities	-	231
Gain on sale of investment securities	(6,096)	-
Severance payments	281	-
Income tax impact of adjustments	76	-
Adjusted net income	$18,335	$14,989

The key drivers of the Corporation’s financial results for the quarter ended September 30, 2016, compared to the same period in 2015, include the following:

•         Net interest income decreased $6.8 million to $118.2 million for the quarter ended September 30, 2016 compared to $124.9 million for the same period in 2015. The decrease in net interest income was primarily driven by a $5.6 million reduction in interest income on loans, including: (i) a $4.0 million decrease in interest income on consumer loans mainly attributable to a decrease of $144.2 million in the average balance of this portfolio, primarily auto loans, (ii) a $0.5 million decrease in interest income on commercial and construction loans reflecting a decline of $100.4 million in the average balance of these portfolios that resulted in a decrease of approximately $1.0 million in interest income, partially offset by higher commercial loan yields that largely reflected the upward repricing of variable rate commercial loans tied to higher short-term interest rates, and (iii) a $1.0 million decrease in interest income on residential mortgage loans attributable to several factors including lower cash collections on residential non-performing loans, lower accretion income on PCI loans and a decrease of $18.0 million in the average balance of this portfolio.

In addition, net interest income was adversely impacted by a $0.9 million decrease in interest income on investment securities, primarily reflecting the gradual reinvestment of MBS prepayments in lower yielding securities given the current interest rate environment, and a $0.5 million increase in interest expense driven by a higher average balance of Federal Home Loan Bank (“FHLB”) advances, the upward repricing of repurchase agreements, and a higher average cost on variable rate money market deposit accounts.

The net interest margin, excluding fair value adjustments, decreased 13 basis points to 4.06% for the third quarter of 2016 compared to the same period in 2015. The decline was primarily driven by lower yields on investment securities and higher funding costs as noted above.  Higher rates on new brokered CDs than the rates of matured brokered CDs also contributed to the increase in the average cost of funds, primarily reflecting the current interest rate environment and, to some extent, extended maturities for purposes of interest rate risk management. In addition, the net interest margin was impacted by changes in the mix of earning assets, reflecting higher balances in investment securities and lower loan balances. For a definition and reconciliation of this non-GAAP financial measure, refer to “Net Interest Income” discussion below.

•         The provision for loan and lease losses decreased $9.7 million to $21.5 million for the third quarter of 2016 compared to $31.2 million for the same period in 2015.  The decrease reflects a reduction of $4.9 million in the provision for consumer loans, primarily auto loans, driven by lower charge-offs and loss severity rates and the overall decrease in the size of this portfolio. In addition, the provision for residential mortgage loans decreased by $2.4 million, reflecting lower delinquency levels and the decrease in the size of the portfolio, and the provision for commercial and construction loans decreased by $2.4 million, primarily related to a lower migration of loans to adverse classification categories.

Net charge-offs totaled $41.9 million for the third quarter of 2016, or 1.90% of average loans on an annualized basis, compared to $23.7 million, or 1.04% of average loans, for the same period in 2015.  The increase reflects the impact of four large commercial loan charge-offs recorded in the third quarter of 2016 totaling $22.9 million, of which $18.3 million was charged against specific reserves established in prior periods.  Refer to the discussions under “Provision for loan and lease losses” and “Risk Management” below for an analysis of the allowance for loan and lease losses and non-performing assets and related ratios.

•         The Corporation recorded non-interest income of $26.1 million for the third quarter of 2016, compared to $18.8 million for the same period in 2015.  The increase was primarily related to the $6.1 million gain on the sales of U.S. agency MBS recorded in the third quarter of 2016 and increases of $1.2 million and $0.7 million in revenues from the mortgage banking business and income from service charges on deposit accounts, respectively.

•         Non-interest expenses decreased by $5.0 million to $88.3 million for the third quarter of 2016 compared to the same period in 2015.  The decrease was primarily related to: (i) a $1.7 million decrease in losses on other real estate owned (“OREO”) operations primarily due to lower required write downs to the value of OREO properties, (ii) a $1.4 million decrease in occupancy and equipment costs reflecting reductions in depreciation and repairs expenses, (iii) a $1.0 million decrease in the Federal Deposit Insurance Corporation (“FDIC”) insurance premium expense primarily due to the reduction in the initial base assessment rate, which became effective on July 1, 2016, as well as reductions in brokered deposits and average assets, and (iv) a $0.9 million decrease in business promotion expenses, primarily related to reduced advertising and marketing activities. Refer to “Non-Interest Expenses” below for additional information.

•         For the third quarter of 2016, the Corporation recorded an income tax expense of $10.4 million, compared to $4.5 million for the same period in 2015.  The Corporation’s effective tax rate for the first nine months of 2016 was 25% (24% excluding entities from which a tax benefit cannot be recognized), which approximates the expected effective tax rate for the year, compared to 30% (17% excluding entities from which a tax benefit cannot be recognized) for the first nine months of 2015.

As of September 30, 2016, the Corporation had a net deferred tax asset of $290.9 million (net of a valuation allowance of $201.7 million).  Refer to “Income Taxes” below for additional information.

•         As of September 30, 2016, total assets were $12.1 billion, a decrease of $497.8 million from December 31, 2015.  The decrease primarily reflects a $223.5 million reduction in cash and cash equivalents, associated with liquidity used to repay maturing brokered CDs, repurchase agreements and FHLB advances, and a $227.8 million decrease in total loans, including a $104.2 million reduction in commercial and construction loans and a $99.8 million decrease in consumer loans. The decrease in commercial and construction loans was mainly driven by the repayment of several large commercial loans in the first nine months of 2016, including repayments totaling $145.3 million associated with six commercial relationships, the sale of a $20.2 million commercial loan participation, and the four large charge-offs totaling $22.9 million noted above, partially offset by new loan originations. In addition, total investment securities decreased by $51.3 million, driven by the aforementioned sales of $198.7 million of U.S. agency MBS, the maturity or call prior to scheduled maturities of $87.4 million of U.S. agency debt securities and prepayments of $177.4 million of U.S. agency MBS, partially offset by purchases of approximately $405 million of debt securities and MBS issued or guaranteed by U.S. agencies.  Refer to “Financial Condition and Operating Data” below for additional information.

•         As of September 30, 2016, total liabilities were $10.3 billion, a decrease of $603.5 million, from December 31, 2015.  The decrease was mainly due to a $539.0 million decrease in brokered CDs, repayments at maturity of a $100 million repurchase agreement and a $100 million FHLB advance, a $10 million decrease in junior subordinated debentures associated with the repurchase and cancellation of certain trust preferred securities, and the payment of interest on trust preferred securities deferred and accrued since March 2012.  As of September 30, 2016, the Corporation is current on all interest payments due related to its subordinated debt.  These reductions were partially offset by a $135.0 million increase in deposits, excluding government deposits and brokered CDs, primarily reflected in the Puerto Rico region.  Refer to “Risk Management – Liquidity and Capital Adequacy” below for additional information about the Corporation’s funding sources.

•         As of September 30, 2016, the Corporation’s stockholders’ equity was $1.8 billion, an increase of $105.8 million from December 31, 2015.  The increase was mainly driven by the net income of $69.4 million for the first nine months of 2016 and an increase of approximately $31.5 million in the fair value of available-for-sale securities recorded as part of other comprehensive income.

•         The Corporation’s Total Capital, Common Equity Tier 1 Capital, Tier 1 Capital and Leverage ratios calculated under the Basel III rules were 21.27%, 17.64%, 17.64%, and 13.04%, respectively, as of September  30, 2016, compared to Total Capital, Common Equity Tier 1 Capital, Tier 1 Capital and Leverage ratios of 20.01%, 16.92%, 16.92%, and 12.22%, respectively, as of December 31, 2015.  The Corporation’s tangible common equity ratio increased to 14.27% as of September  30, 2016, from 12.84% as of December 31, 2015.  Refer to “Risk Management – Capital” below for additional information.

•         Total loan production, including purchases, refinancings, renewals and draws from existing revolving and non-revolving commitments, was $803.6 million for the quarter ended September  30, 2016, excluding the utilization activity on outstanding credit cards, compared to $759.9 million for the same period in 2015.  The increase was primarily related to a higher volume of commercial loan originations in Florida and an increase in residential mortgage loan originations in Puerto Rico.

•         Total non-performing assets were $744.0 million as of September  30, 2016, an increase of $134.1 million from December 31, 2015.  The increase was primarily attributable to the inflow in the first quarter of 2016 of the Corporation’s exposure to commercial mortgage loans guaranteed by the Puerto Rico Tourism Development Fund (“TDF”) with a book value of $112.8 million as of September  30, 2016, the inflow in the second quarter of 2016 of a $35.0 million commercial relationship in Puerto Rico, and the placement of bonds of the Government Development Bank for Puerto Rico (the “GDB”) and the Puerto Rico Public Buildings Authority in non-performing status in the third quarter of 2016 as these entities had recently defaulted on interest due on bonds held by the Corporation as part of its available-for-sale securities portfolio.  As of September 30, 2016, the amortized cost of these bonds, including accrued interest of $0.9 million, was $35.6 million (net of $22.2 million in cumulative other-than-temporary impairment charges) and are recorded on the Corporation’s books at their aggregate fair value of $19.5 million. The increase resulting from the inflow of large commercial loans and investment securities was partially offset by reductions in non-performing residential, consumer and OREO balances.  Refer to “Risk Management - Non-accruing and Non-performing Assets” below for additional information.

•         Adversely classified commercial and construction loans held for investment increased by $24.6 million to $546.7 million as of September  30, 2016 from $522.1 million as of December 31, 2015, including the migration to adverse classification categories of the aforementioned $35.0 million non-performing commercial relationship in Puerto Rico.

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

During the second quarter of 2016, the Corporation reviewed its historical accounting treatment as loans of its $156.2 million of financing arrangements with Puerto Rico municipalities issued in bond form, but underwritten as loans with features that are typically found in commercial loan transactions. This review came as a result of the determination of the Federal Reserve Board that the transactions must be treated for regulatory reporting purposes as investment securities.  The Puerto Rico Municipal Finance Act (the “Act”) requires the designation of financing arrangements obtained by municipalities with maturities greater than 8 years as “special obligation bonds” subject to specific provisions under the Act.  The Corporation concluded that the impact of accounting for the transactions as investment securities rather than loans does not have a material effect on previously reported results of operations, financial condition, or cash flows and, accordingly, these financing arrangements have been accounted for and reported as held-to-maturity investment securities and not as loans since the second quarter of 2016.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income is the excess of interest earned by First BanCorp. on its interest-earning assets over the interest incurred on its interest-bearing liabilities. First BanCorp.’s net interest income is subject to interest rate risk due to the repricing and maturity mismatch of the Corporation’s assets and liabilities. Net interest income for the quarter and nine-month period ended September 30, 2016 was $118.2 million and $363.1 million, respectively, compared to $124.9 million and $377.1 million for the comparable periods in 2015, respectively. On a tax-equivalent basis, and excluding the changes in the fair value of derivative instruments, net interest income for the quarter and nine-month period ended September 30, 2016 was $120.7 million and $373.8 million, respectively, compared to $129.1 million and $389.9 million for the comparable periods in 2015, respectively.

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

Part I

	Average Volume		Interest income (1) / expense		Average Rate (1)
Quarter ended September 30,	2016	2015	2016	2015	2016	2015

(Dollars in thousands)

Interest-earning assets:
Money market & other short-term investments	$525,172	$574,162	$662	$410	0.50%	0.28%
Government obligations (2)	785,670	651,184	5,189	5,415	2.63%	3.30%
Mortgage-backed securities	1,395,189	1,477,223	8,017	9,995	2.29%	2.68%
FHLB stock	30,939	25,434	368	260	4.73%	4.06%
Other investments	2,047	938	2	-	0.39%	-
Total investments (3)	2,739,017	2,728,941	14,238	16,080	2.07%	2.34%

Residential mortgage loans	3,298,546	3,316,518	44,888	45,989	5.41%	5.50%
Construction loans	132,658	169,957	1,069	1,645	3.21%	3.84%
C&I and commercial mortgage loans	3,667,955	3,731,083	38,957	39,400	4.23%	4.19%
Finance leases	228,578	227,912	4,301	4,582	7.49%	7.98%
Consumer loans	1,507,101	1,651,970	42,598	46,335	11.24%	11.13%
Total loans (4) (5)	8,834,838	9,097,440	131,813	137,951	5.94%	6.02%
Total interest-earning assets	$11,573,855	$11,826,381	$146,051	$154,031	5.02%	5.17%

Interest-bearing liabilities:
Brokered CDs	$1,670,324	$2,280,309	$5,177	$5,943	1.23%	1.03%
Other interest-bearing deposits	5,959,320	5,882,383	11,565	10,908	0.77%	0.74%
Other borrowed funds	835,752	926,492	7,179	7,077	3.42%	3.03%
FHLB advances	449,565	325,000	1,474	955	1.30%	1.17%
Total interest-bearing liabilities	$8,914,961	$9,414,184	$25,395	$24,883	1.13%	1.05%

Net interest income			$120,656	$129,148

Interest rate spread					3.89%	4.12%

Net interest margin					4.15%	4.33%

	Average Volume		Interest income (1) / expense		Average Rate (1)
Nine-Month Period Ended September 30,	2016	2015	2016	2015	2016	2015

(Dollars in thousands)

Interest-earning assets:
Money market & other short-term investments	$794,132	$707,174	$3,006	$1,457	0.51%	0.28%
Government obligations (2)	744,540	623,053	16,673	15,026	2.99%	3.22%
Mortgage-backed securities	1,388,372	1,512,345	30,192	32,793	2.90%	2.90%
FHLB stock	31,120	25,445	1,066	812	4.58%	4.27%
Other investments	1,750	707	5	-	0.38%	-
Total investments (3)	2,959,914	2,868,724	50,942	50,088	2.30%	2.33%

Residential mortgage loans	3,309,266	3,253,529	135,537	135,781	5.47%	5.58%
Construction loans	145,881	170,626	3,985	4,743	3.65%	3.72%
C&I and commercial mortgage loans	3,684,450	3,844,012	118,753	121,721	4.31%	4.23%
Finance leases	229,561	228,978	13,045	13,700	7.59%	8.00%
Consumer loans	1,539,844	1,689,270	129,853	140,733	11.26%	11.14%
Total loans (4) (5)	8,909,002	9,186,415	401,173	416,678	6.01%	6.06%
Total interest-earning assets	$11,868,916	$12,055,139	$452,115	$466,766	5.09%	5.18%

Interest-bearing liabilities:
Brokered CDs	$1,907,199	$2,483,295	$17,041	$18,592	1.19%	1.00%
Other interest-bearing deposits	5,964,129	5,894,230	34,182	32,933	0.77%	0.75%
Other borrowed funds	914,205	1,009,129	22,645	22,518	3.31%	2.98%
FHLB advances	453,175	325,000	4,416	2,833	1.30%	1.17%
Total interest-bearing liabilities	$9,238,708	$9,711,654	$78,284	$76,876	1.13%	1.06%

Net interest income			$373,831	$389,890

Interest rate spread					3.96%	4.12%

Net interest margin					4.21%	4.32%

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
(5)

Interest income on loans includes $2.4 million and $2.6 million for the quarters ended September 30, 2016 and 2015, respectively, and $7.6 million and $7.8 million for the nine-month periods ended September 30, 2016 and 2015, respectively, of income from prepayment penalties and late fees related to the Corporation’s loan portfolio.

Part II

	Quarter ended September 30,			Nine-Month Period Ended September 30,
	2016 compared to 2015			2016 compared to 2015
	Increase (decrease)			Increase (decrease)
	Due to:			Due to:
(In thousands)	Volume	Rate	Total	Volume	Rate	Total

Interest income on interest-earning assets:
Money market & other short-term investments	$(48)	$300	$252	$199	$1,350	$1,549
Government obligations	988	(1,214)	(226)	2,837	(1,190)	1,647
Mortgage-backed securities	(539)	(1,439)	(1,978)	(2,681)	80	(2,601)
FHLB stock	61	47	108	192	62	254
Other investments	-	2	2	-	5	5
Total investments	462	(2,304)	(1,842)	547	307	854
Residential mortgage loans	(279)	(822)	(1,101)	2,373	(2,617)	(244)
Construction loans	(329)	(247)	(576)	(673)	(85)	(758)
C&I and commercial mortgage loans	(719)	276	(443)	(5,050)	2,082	(2,968)
Finance leases	6	(287)	(281)	41	(696)	(655)
Consumer loans	(4,124)	387	(3,737)	(12,479)	1,599	(10,880)
Total loans	(5,445)	(693)	(6,138)	(15,788)	283	(15,505)
Total interest income	(4,983)	(2,997)	(7,980)	(15,241)	590	(14,651)
Interest expense on interest-bearing liabilities:
Brokered CDs	(1,739)	973	(766)	(4,731)	3,180	(1,551)
Other interest-bearing deposits	138	519	657	404	845	1,249
Other borrowed funds	(741)	843	102	(2,230)	2,357	127
FHLB advances	396	123	519	1,221	362	1,583
Total interest expense	(1,946)	2,458	512	(5,336)	6,744	1,408
Change in net interest income	$(3,037)	$(5,455)	$(8,492)	$(9,905)	$(6,154)	$(16,059)

Portions of the Corporation’s interest-earning assets, mostly investments in obligations of some U.S. government agencies and sponsored entities, generate interest which is exempt from income tax, principally in Puerto Rico. Also, interest and gain on sales of investments held by the Corporation’s international banking entities (“IBEs”) are tax-exempt under the Puerto Rico tax law (refer to “Income Taxes” below for additional information). To facilitate the comparison of all interest data related to these assets, the interest income has been converted to an adjusted taxable equivalent basis. The tax equivalent yield was estimated by dividing the interest rate spread on exempt assets by 1 less the Puerto Rico statutory tax rate as adjusted for changes to enacted tax rates (39.0%) and adding to it the average cost of interest-bearing liabilities. The computation considers the interest expense disallowance required by Puerto Rico tax law.

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

    The following table reconciles net interest income in accordance with GAAP to net interest income, excluding valuations, and net interest income on an adjusted tax-equivalent basis.  The table also reconciles net interest spread and net interest margin on a GAAP basis to these items excluding valuations and on an adjusted tax-equivalent basis:

(Dollars in thousands)
	Quarter Ended		Nine-Month Period Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015

Interest Income - GAAP	$143,573	$149,812	$441,338	$453,929
Unrealized (gain) loss on derivative instruments	(5)	(144)	1	(144)
Interest income excluding valuations	143,568	149,668	441,339	453,785
Tax-equivalent adjustment	2,483	4,363	10,776	12,981
Interest income on a tax-equivalent basis excluding valuations	146,051	154,031	452,115	466,766

Interest Expense - GAAP	25,395	24,883	78,284	76,876

Net interest income - GAAP	$118,178	$124,929	$363,054	$377,053

Net interest income excluding valuations	$118,173	$124,785	$363,055	$376,909

Net interest income on a tax-equivalent basis excluding valuations	$120,656	$129,148	$373,831	$389,890

Average Balances
Loans and leases	$8,834,838	$9,097,440	$8,909,002	$9,186,415
Total securities, other short-term investments and interest-bearing cash balances	2,739,017	2,728,941	2,959,914	2,868,724
Average Interest-Earning Assets	$11,573,855	$11,826,381	$11,868,916	$12,055,139

Average Interest-Bearing Liabilities	$8,914,961	$9,414,184	$9,238,708	$9,711,654

Average Yield/Rate
Average yield on interest-earning assets - GAAP	4.94%	5.03%	4.97%	5.03%
Average rate on interest-bearing liabilities - GAAP	1.13%	1.05%	1.13%	1.06%
Net interest spread - GAAP	3.81%	3.98%	3.84%	3.97%
Net interest margin - GAAP	4.06%	4.19%	4.09%	4.18%

Average yield on interest-earning assets excluding valuations	4.93%	5.02%	4.97%	5.03%
Average rate on interest-bearing liabilities excluding valuations	1.13%	1.05%	1.13%	1.06%
Net interest spread excluding valuations	3.80%	3.97%	3.84%	3.97%
Net interest margin excluding valuations	4.06%	4.19%	4.09%	4.18%

Average yield on interest-earning assets on a tax-equivalent basis
and excluding valuations	5.02%	5.17%	5.09%	5.18%
Average rate on interest-bearing liabilities excluding valuations	1.13%	1.05%	1.13%	1.06%
Net interest spread on a tax-equivalent basis and excluding valuations	3.89%	4.12%	3.96%	4.12%
Net interest margin on a tax-equivalent basis and excluding valuations	4.15%	4.33%	4.21%	4.32%

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

For the quarter and nine-month period ended September 30, 2016, net interest income decreased $6.8 million to $118.2 million, and $14.0 million to $363.1 million, respectively, compared to the same periods in 2015. The $6.8 million decrease in net interest income for the third quarter of 2016, compared to the same period in 2015 was primarily due to:

•         A $4.0 million decrease in interest income on consumer loans and finance leases mainly attributable to the decrease of $144.2 million in the average balance of this portfolio, primarily auto loans.

•         A $1.0 million decrease in interest income on residential mortgage loans attributable to lower cash collections on residential non-performing loans, lower accretion income on PCI loans and the decrease of $18.0 million in the average balance of this portfolio.

•         A $0.5 million decrease in interest income on commercial and construction loans, reflecting the decline of $100.4 million in the average balance of these portfolios that resulted in a decrease of approximately $1.0 million in interest income, partially offset by higher yields on variable rate commercial loans that largely reflected the upward repricing of loans tied to short-term interest rates.

•         A $0.9 million decrease in interest income on investment securities, primarily reflecting the gradual reinvestment of MBS prepayments in lower yielding securities given the current interest rate environment.

•         A $0.5 million increase in interest expense driven by: (i) a $0.5 million increase in interest expense on FHLB advances primarily attributable to $130.0 million of advances obtained during the fourth quarter of 2015 with maturities of four years and at an average cost of 1.64%, (ii) a $0.7 million increase in interest expense on non-brokered deposits reflecting higher costs on variable money market deposit accounts and the growth and pricing of new and renewed retail CDs in the current interest rate environment, and (iii) a $0.1 million increase in interest expense on repurchase agreements reflecting the upward repricing of the agreements, almost entirely offset by the effect of the $100 million repurchase agreement that matured in mid-July 2016 that carried a cost of 2.50%.  These increases were partially offset by a $0.8 million decrease in the interest expense on brokered CDs mainly related to the effect of the $610.0 million decrease in the average balance, which more than offset higher costs due to both higher market interest rates, and, to a lesser extent, longer terms on new issuances compared to maturing CDs.

The $14.0 million decrease in net interest income for the first nine months of 2016, compared to the same period in 2015 was primarily due to:

•         An $11.5 million decrease in interest income on consumer loans and finance leases mainly attributable to the decrease of $148.8 million in the average balance of this portfolio, primarily auto loans.

•         A $2.2 million decrease in interest income on commercial and construction loans, primarily reflecting a decline of $184.3 million in the average balance of these portfolios that resulted in a decrease of approximately $3.0 million in interest income and the adverse impact of large commercial relationships classified as non-performing in 2016. Partially offsetting these variances were higher prepayments in 2016 that resulted in an increase of $1.5 million in prepayment penalties and deferred fees amortization and the upward repricing of variable commercial loans tied to short-term interest rates.

•         A $1.4 million increase in interest expense, primarily reflecting: (i) a $1.6 million increase in interest expense on FHLB advances primarily attributable to the aforementioned $130.0 million of advances obtained during the fourth quarter of 2015, and (ii) a $1.2 million increase in interest expense on non-brokered deposits attributable to a $69.9 million increase in the average balance, the higher pricing of new and renewed retail CDs at current market interest rates, and higher costs on variable rate money market deposit accounts.  These increases were partially offset by a $1.5 million decrease in the interest expense on brokered CDs mainly related to the effect of the $576.1 million decrease in the average balance that offset higher costs on new issuances.  Over the past 12 months, the Corporation repaid $1.5 billion of maturing brokered CDs with an all-in cost of 0.93% and new issuances amounted to $753.4 million with an all-in cost of 1.16%.

•         A $0.3 million decrease in interest income on investment securities, primarily reflecting the gradual reinvestment of MBS prepayments in lower yielding securities given the current interest rate environment.

Partially offset by:

•         A $1.5 million increase in interest income on interest-bearing cash balances, due to the increase in fed fund rates in December 2015 and the $87.0 million increase in the average balance.

    The net interest margin, excluding fair value adjustments, decreased by 13 basis points to 4.06% for the third quarter of 2016 compared to the same period in 2015, and decreased by 9 basis points to 4.09% for the first nine months of 2016 compared to the same period in 2015. The decrease in net interest margin for both periods was primarily driven by lower yields on investment securities and higher funding costs as noted above as well as changes in the mix of earnings assets reflecting higher balances in investment securities and lower loan balances.

On an adjusted tax-equivalent basis, net interest income for the quarter ended September 30, 2016 decreased by $8.5 million to $120.7 million when compared to the same period in 2015 and by $16.1 million to $373.8 million for the first nine months of 2016 compared to the same period in 2015. In addition to the facts discussed above, the decrease also includes reductions of $1.9 million for the quarter and $2.2 million for the nine-month period in the tax-equivalent adjustment attributable to a lower volume of tax-exempt assets.

Provision for Loan and Lease Losses

The provision for loan and lease losses is charged to earnings to maintain the allowance for loan and lease losses at a level that the Corporation considers adequate to absorb probable losses inherent in the portfolio. The adequacy of the allowance for loan and lease losses is also based upon a number of additional factors, including trends in charge-offs and delinquencies, current economic conditions, the fair value of the underlying collateral and the financial condition of the borrowers, and, as such, includes amounts based on judgments and estimates made by the Corporation. Although the Corporation believes that the allowance for loan and lease losses is adequate, factors beyond the Corporation’s control, including factors affecting the economies of Puerto Rico, especially given the current economic climate in Puerto Rico, the United States, the U.S. Virgin Islands and the British Virgin Islands, may contribute to delinquencies and defaults, thus necessitating additional reserves.

For the third quarter ended September 30, 2016, the Corporation recorded a provision for loan and lease losses of $21.5 million compared to $31.2 million for the same period in 2015. The $9.7 million decrease in the provision was driven by:

•         A $4.9 million decrease in the provision for consumer loans, primarily auto loans, driven by lower charge-offs and loss severity rates and the overall decrease in the size of this portfolio.

•         A $2.4 million decrease in the provision for residential mortgage loans, reflecting lower delinquency and non-performing loan levels and the decrease in the size of the portfolio.

•         A $2.4 million decrease in the provision for commercial and construction loans, primarily reflecting a lower migration of loans to adverse classification categories.  During the third quarter of 2015, the Corporation classified as impaired its exposure to commercial mortgage loans guaranteed by the TDF and increased the associated specific reserves. As noted below, the Corporation recorded in the third quarter of 2016 charge-offs of $13.7 million associated with two of the three facilities guaranteed by the TDF, of which $12.8 million was charged against specific reserves established in prior periods.

For the nine-month period ended September 30, 2016, the Corporation recorded a provision for loan and lease losses of $63.5 million compared to $138.4 million for the same period in 2015. The provision for the first nine months of 2015 included a charge of $46.9 million associated with a bulk sale of assets.

On June 5, 2015, the Corporation completed the bulk sale of commercial and construction loans with a book value of $147.5 million (principal balance of $196.5 million), comprised mostly of non-performing and adversely classified loans, as well as OREO with a book value of $2.9 million in a cash transaction.  The sale price of this bulk sale was $87.3 million. Approximately $15.3 million of reserves had been allocated to the loans.  This transaction resulted in total charge-offs of $61.4 million and an incremental pre-tax loss of $48.7 million, including $0.9 million in professional service fees directly attributable to this bulk sale.

Excluding the impact of the bulk sale of assets in 2015, the provision of $63.5 million for the first nine months of 2016 decreased by $28.0 million compared to the provision of $91.5 million for the same period in 2015.  The $28.0 million decrease in the provision, as compared to the 2015 adjusted provision, was driven by:

•         A $16.2 million decrease in the provision for commercial and construction loans primarily due to the impact in 2015 of a $15.5 million charge to the adjusted provision as a result of the incorporation of the $61.4 million of net charge-offs from the bulk sale in the historical loss rates used to estimate the general reserve for commercial loans collectively evaluated for impairment and lower migration of loans to adversely classified categories as noted above, partially offset by a $1.6 million decrease in loan loss recoveries in Florida.

•         An $11.6 million decrease in the provision for consumer loans, primarily reflecting lower levels of charge-offs, declining loss severity rates on auto loans and the overall decrease in the size of these portfolios.  Consumer loans net charge-offs decreased by $6.9 million for the first nine months of 2016 compared to the same period in 2015.

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

Non-Interest Income

	Quarter Ended September 30,		Nine-Month Period Ended September 30,
	2016	2015	2016	2015
	(In thousands)

Service charges on deposit accounts	$5,788	$5,082	$17,206	$14,856
Mortgage banking activities	5,485	4,270	15,131	12,651
Insurance income	1,363	1,265	6,175	5,809
Other operating income	7,414	8,372	22,247	24,882

Non-interest income before net gain (loss) on investments,
gain on early extinguishment of debt, and bargain
purchase gain	20,050	18,989	60,759	58,198

Net gain on sale of investments	6,096	-	6,104	-
OTTI on debt securities	-	(231)	(6,687)	(13,484)
Net gain (loss) on investments	6,096	(231)	(583)	(13,484)

Bargain purchase gain	-	-	-	13,443
Gain on early extinguishment of debt	-	-	4,217	-
Total	$26,146	$18,758	$64,393	$58,157

Non-interest income primarily consists of income from service charges on deposit accounts; commissions derived from various banking, securities and insurance activities; gains and losses on mortgage banking activities; interchange and other fees related to debit and credit cards; and net gains and losses on investments and impairments.

Service charges on deposit accounts include monthly fees, overdraft fees and other fees on deposit accounts as well as corporate cash management fees.

Income from mortgage banking activities includes gain on sales and securitization of loans, revenues earned for administering residential mortgage loans originated by the Corporation and subsequently sold with servicing retained, and unrealized gains and losses on forward contracts used to hedge the Corporation’s securitization pipeline. In addition, lower-of-cost-or-market valuation adjustments to the Corporation’s residential mortgage loans held for sale portfolio and servicing rights portfolio, if any, are recorded as part of mortgage banking activities.

Insurance income consists of insurance commissions earned by the Corporation’s subsidiary, FirstBank Insurance Agency, Inc.

The other operating income category is composed of miscellaneous fees such as debit, credit card and point of sale (POS) interchange fees, as well as contractual shared revenues from merchant contracts sold in the fourth quarter of 2015.

The net gain (loss) on investment securities reflects gains or losses as a result of sales that are consistent with the Corporation’s investment policies as well as OTTI charges on the Corporation’s investment portfolio.

The gain on early extinguishment of debt is related to the repurchase and cancellation in the first quarter of 2016 of $10 million in trust preferred securities of the FBP Statutory Trust II that were auctioned in a public sale at which the Corporation was invited to participate. The Corporation repurchased and cancelled the repurchased trust preferred securities, resulting in a commensurate reduction in the related Floating Rate Junior Subordinated Debentures.  The Corporation’s winning bid equated to 70% of the $10 million par value.  The 30% discount, plus accrued interest, resulted in a gain of $4.2 million, which is reflected in the statement of income as a “Gain on early extinguishment of debt.”  As of September 30, 2016, the Corporation still has Floating Rate Junior Subordinated Debentures (“subordinated debt”) outstanding in the aggregate amount of $216.2 million.

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

   Non-interest income for the third quarter of 2016 amounted to $26.1 million, compared to $18.8 million for the third quarter of 2015.  The increase in non-interest income of $7.4 million was primarily due to the following:

•         A $6.1 million gain on sales of U.S. agency MBS totaling $198.7 million that carried an average yield of 2.36%.

•         A $1.2 million increase in revenues from the mortgage banking business, driven by a $0.9 million increase in gain on sales of residential mortgage loans in the secondary market, mainly associated with a higher volume of sales and a $0.3 million increase related to lower losses on to-be-announced (“TBAs”) MBS forward contracts.  Loans sold in the secondary market to U.S. government-sponsored entities amounted to $127.9 million with a related gain of $4.6 million in the third quarter of 2016, compared to $117.0 million with a related gain of $3.7 million in the comparable period of 2015.

•         A $0.7 million increase in income from service charges on deposit accounts primarily reflecting the implementation in November 2015 of new service and transactional fees on certain products and higher corporate cash management fees.

•         The impact in the third quarter of 2015 of a $0.2 million OTTI charge on private label MBS.

Partially offset by:

•         A $1.0 million decrease in “other operating income” in the table above, reflecting a $1.5 million decrease in fees from merchant transactions due to the sale of merchant contracts completed in the fourth quarter of 2015 (a reduction of approximately $1.1 million in processing costs, depreciation and other expenses related to the sale of merchant contracts was reflected in non-interest expenses), partially offset by increases in debit card and ATM fees.

Non-interest income for the nine-month period ended September 30, 2016 amounted to $64.4 million, compared to $58.2 million for the same period in 2015.  The $6.2 million increase in non-interest income was primarily due to:

•         A $6.8 million decrease in OTTI charges on debt securities.  During the first half of 2016, the Corporation recorded OTTI charges of $6.3 million on three Puerto Rico Government debt securities held by the Corporation as part of its available-for-sale securities portfolio, specifically bonds of GDB and the Puerto Rico Public Buildings Authority.  This was the third OTTI charge on these securities recorded since June 30, 2015, as OTTI charges of $12.9 million and $3.0 million were booked in the second and fourth quarters of 2015, respectively. Refer to Note 4 of the Corporation’s unaudited consolidated financial statements for the quarter ended September 30, 2016 for additional information about the determination of this charge. As noted above, these bonds were placed in non-performing status in the third quarter of 2016 as these entities had recently defaulted on interest due on bonds held by the Corporation.

•         The $6.1 million gain on sales of U.S. agency MBS completed in the third quarter of 2016.

•         The $4.2 million gain recorded in the first quarter of 2016 on the repurchase and cancellation of $10 million in trust preferred securities.

•         A $2.4 million increase in service charges on deposits, primarily associated with the full period impact of deposits assumed from Doral Bank late in February 2015, as well as the aforementioned implementation of new service and transactional fees on certain products in November 2015.

•         A $2.5 million increase in revenues from the mortgage banking business, driven by a $3.1 million increase in gain on sales of residential mortgage loans in the secondary market associated with both a higher volume of sales and market expectations of lower long-term interest rates that resulted in higher gain margins, partially offset by a $1.0 million increase in losses on TBAs MBS forward contracts.  Loans sold in the secondary market to U.S. government-sponsored entities amounted to $347.1 million with a related gain of $13.2 million in the first nine months of 2016, compared to $323.5 million with a related gain of $10.1 million in the comparable period of 2015. In addition, loan servicing fees increased by $0.3 million commensurate with the increase in the servicing portfolio.

•         A $0.4 million increase in insurance commission income.

Partially offset by:

•         The impact in 2015 of the $13.4 million bargain purchase gain on assets acquired and deposits assumed from Doral.

•         A $2.6 million decrease in “other operating income” in the table above, reflecting a $5.3 million decrease in fees from merchant transactions due to the sale of merchant contracts completed in the fourth quarter of 2015 (a reduction of approximately $3.3 million in processing costs, depreciation and other expenses related to the sale of merchant contracts was reflected in non-interest expenses).  The decrease in fees from merchant contracts was partially offset by the impact in 2015 of a $0.6 million loss on the sale of a commercial mortgage loan held for sale included in the bulk sale of assets, a $0.6 million gain on the sale of fixed assets recorded in the second quarter of 2016, a $0.4 million fee income recorded in the first quarter of 2016 related to a terminated credit agreement in which the Bank was committed to purchase a loan participation and higher debit cards and ATM fee income.

•

Non-Interest Expenses

The following table presents the detail of non-interest expenses for the periods indicated:

	Quarter Ended September 30,		Nine-Month Period Ended September 30,
	2016	2015	2016	2015

	(In thousands)

Employees' compensation and benefits	$38,005	$37,284	$113,841	$110,883
Occupancy and equipment	13,888	15,248	41,114	44,656
Insurance and supervisory fees	5,604	6,590	20,013	20,246
Taxes, other than income taxes	3,927	3,065	11,475	9,197
Professional service fees:
Collections, appraisals and other credit-related fees	2,267	2,269	7,546	9,493
Outsourcing technology services	5,124	4,549	14,829	14,042
Other professional fees	3,281	3,891	10,400	21,397
Credit and debit card processing expenses	3,546	4,283	10,102	12,185
Business promotion	3,169	4,097	11,220	10,899
Communications	1,711	2,189	5,244	5,842
Net loss on OREO and OREO operations	2,603	4,345	9,134	11,847
Other	5,178	5,467	15,926	17,117
Total	$88,303	$93,277	$270,844	$287,804

  Non-interest expenses decreased by $5.0 million to $88.3 million for the third quarter of 2016 compared to $93.3 million for the third quarter of 2015. The decrease of $5.0 million in non-interest expenses was principally attributable to:

•         A $1.7 million decrease in losses on OREO operations, primarily reflecting a $2.2 million decrease in write downs to the value of OREO properties, partially offset by a $0.5 million increase in OREO-related expenses such as repairs and property taxes.

•         A $1.4 million decrease in occupancy and equipment costs reflecting reductions in depreciation and repairs expenses, including a reduction of approximately $0.4 million related to the depreciation of POS terminals sold as part of the sale of merchant contracts in the fourth quarter of 2015.

•         A $1.0 million decrease in the FDIC insurance premium expense, included as part of “Insurance and supervisory fees” in the table above, primarily due to the reduction in the initial base assessment rate as well as reductions in brokered deposits and average assets. In March 2016, the FDIC adopted a final rule (“Final Rule”) imposing a quarterly deposit insurance assessment surcharge on banks with at least $10 billion in assets of 4.5 cents per $100 of their assessment base, after making certain adjustments once the Deposit Insurance Fund Reserve Ratio reaches or exceeds 1.15 percent. For purposes of this surcharge, the first $10 billion of assets are subtracted from the regular insurance assessment base to determine the surcharge base. The assessment surcharge became effective on July 1, 2016, is assessed as of the third quarter of 2016, and applies to FirstBank. The Bank’s current surcharge base is slightly higher than the $10 billion threshold. The surcharge assessments will continue through December 31, 2018 or until the Deposit Insurance Fund Reserve Ratio reaches or exceeds 1.35 percent. In addition, under existing regulations, the FDIC reduced the initial base assessment rate, which reduces the standard risk-based assessment rate. This resulted in a decrease in the total FDIC insurance premium expense (standard risk-based assessment plus assessment surcharge expense) of approximately $0.8 million in the third quarter of 2016, as the benefit of the reduction in the initial base assessment rate exceeded the surcharge amount. In addition, under the Final Rule, if the Deposit Insurance Fund Reserve Ratio does not reach 1.35 percent by December 31, 2018, a shortfall assessment may be assessed on large banks in the first quarter of 2019 and collected by the FDIC on June 30, 2019.

•         A $0.9 million decrease in business promotion expenses, primarily related to reduced advertising and marketing activities.

•         A $0.7 million decrease in processing expenses, mainly due to the sale of merchant contracts in the fourth quarter of 2015.

•         A $0.5 million decrease in communication expenses, including reductions in postage and telephone expenses.

•         A $0.3 million decrease in other operating expenses, including reductions of $0.7 million in supplies and printing costs, $0.3 million in losses and expenses related to non-real estate repossessed assets, and $0.1 million in the amortization of intangible assets. These variances were partially offset by a $0.9 million increase in charges to the provision for unfunded loan commitments and letters of credit, primarily related to a higher unused balance on an adversely classified floor plan revolving credit facility.

Partially offset by:

•         A $0.9 million increase in taxes, other than income taxes, primarily due to the 4% sales tax on designated professional services effective in Puerto Rico since October 1, 2015.

•         A $0.7 million increase in employees’ compensation, including $0.3 million related to severance payments on job discontinuance recorded in the third quarter of 2016 and a $0.3 million increase in stock-based compensation.

Non-interest expenses decreased by $17.0 million to $270.8 million for the first nine months of 2016 compared to $287.8 million for the same period in 2015. Non-interest expenses include for the first nine months of 2016 the aforementioned severance payments on job discontinuance of $0.3 million and for the first nine months of 2015 costs of $4.6 million related to the conversion of loan and deposit accounts acquired from Doral to the FirstBank systems, which was completed in the second quarter of 2015, and $1.2 million of expenses and losses associated with the bulk sale of assets.  Excluding the aforementioned items, adjusted non-interest expenses of $270.6 million for the first nine months of 2016 decreased by $11.4 million compared to adjusted non-interest expenses of $282.0 million for the same period in 2015.  The decrease of $11.4 million in adjusted non-interest expenses was principally attributable to:

•         A $7.5 million decrease in professional service fees, as compared to the 2015 adjusted professional service fees, primarily reflecting the impact in 2015 of interim servicing costs of $3.6 million related to loans and deposits acquired from Doral Bank and $1.3 million of professional service fees incurred with respect to special projects and strategic, stress testing and capital planning matters. In addition, collections, appraisals and other credit-related professional service fees related to troubled loan resolution efforts decreased by $1.9 million.

•         A $3.4 million decrease in occupancy and equipment costs, reflecting reductions in depreciation, electricity and repairs expenses, including a reduction of approximately $1.2 million related to the depreciation of POS terminals sold as part of the sale of merchant contracts in the fourth quarter of 2015.

•         A $2.1 million decrease in processing expenses, mainly due to the sale of merchant contracts in the fourth quarter of 2015.

•         A $2.5 million decrease in losses on OREO operations, as compared to the 2015 adjusted losses on OREO operations, primarily reflecting a $2.0 million decrease in write downs to the value of OREO properties and a $0.7 million decrease in OREO-operating expenses, including lower property taxes, and a $0.7 million increase in rental income associated with both a higher inventory of income-producing properties and increased activity.  These decreases were partially offset by the impact in the first half of 2015 of a $1.2 million gain realized at the time of sale of certain commercial OREO properties.

•         A $0.9 million decrease in other operating expenses, as compared to the 2015 adjusted other operating expenses, including reductions of $1.8 million in supplies and printing costs, $0.2 million in losses and expenses related to non-real estate repossessed assets, and $0.1 million in the amortization of intangible assets. These variances were partially offset by a $1.3 million increase in charges to the provision for unfunded loan commitments and letters of credit, primarily related to a higher unused balance on an adversely classified floor plan revolving credit facility.

Partially offset by:

•         A $2.8 million increase in adjusted employees’ compensation, mainly due to merit salary increases, the full period impact of personnel costs associated with branches acquired from Doral Bank in February 2015, and higher stock-based compensation, partially offset by decreases in incentive-based compensation.

•          A $2.3 million increase in taxes, other than income taxes, mainly related to the increase in the sales tax rate from 7% to 11.5% effective since July 1, 2015 and the 4% sales tax on designated professional services effective since October 1, 2015.

Income Taxes

Income tax expense includes Puerto Rico and USVI income taxes as well as applicable U.S. federal and state taxes. The Corporation is subject to Puerto Rico income tax on its income from all sources. As a Puerto Rico corporation, First BanCorp. is treated as a foreign corporation for U.S. and USVI income tax purposes and is generally subject to U.S. and USVI income tax only on its income from sources within the U.S. and USVI or income effectively connected with the conduct of a trade or business in those regions. Any such tax paid in the U.S. and USVI is also creditable against the Corporation’s Puerto Rico tax liability, subject to certain conditions and limitations.

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

    As of September 30, 2016, the Corporation’s deferred tax assets, net of a valuation allowance of $201.7 million, amounted to $290.9 million and management concluded, based upon the assessment of all positive and negative evidence, that it is more likely than not that the Corporation will generate sufficient taxable income within the applicable NOL carry-forward periods to realize such amount.

   The Corporation recorded an income tax expense of $10.4 million and $23.7 million in the third quarter and the first nine months of 2016, respectively, compared to an income tax expense of $4.5 million and $2.7 million, for the same periods in 2015. The change in income tax expense in the third quarter of 2016, when compared to the third quarter of 2015, is mainly driven by higher taxable income. For the nine-month period ended September 30, 2016, the Corporation calculated the provision for income taxes by applying the estimated annual effective tax rate for the full fiscal year to ordinary income or loss.  In the computation of the consolidated worldwide estimated annual effective tax rate, ASC 740-270 requires the exclusion of legal entities with pre-tax losses from which a tax benefit cannot be recognized. The consolidated worldwide estimated annual effective tax rate, excluding entities with pre-tax losses from which a tax benefit cannot be recognized, was 24% for the nine-month period ended September 30, 2016, compared to 17% for the same period in 2015. The increase in the estimated effective tax rate for the nine month period ended September 30, 2016, when compared to the same period in 2015, reflects the impact in 2015 of a release in the valuation allowance resulting from the bargain purchase gain, which generated a deferred tax liability. As required by ASC 740-270, changes in the valuation allowance related to the current year are included in the computation of the estimated effective tax rate for the year. The effective tax rate including all entities for the first nine months of 2016 was 25%, compared to 30% for the same period in 2015.

  FINANCIAL CONDITION AND OPERATING DATA ANALYSIS

Assets

   The Corporation’s total assets were $12.1 billion as of September 30, 2016, a decrease of $497.8 million when compared to $12.6 million as of December 31, 2015. The decrease was mainly due to (i) a $223.5 million reduction in cash and cash equivalents, associated with liquidity used to repay maturing brokered CDs, repurchase agreements and FHLB advances, (ii) a $227.8 million decrease in total loans before allowance, including a $104.2 million reduction in commercial and construction loans and a $99.8 million decrease in consumer loans, and (iii) a $51.3 million decrease in investment securities, mainly driven by sales and prepayments of U.S. agencies MBS as further discussed below.

Loan Portfolio

The following table presents the composition of the Corporation’s loan portfolio, including loans held for sale, as of the dates indicated:

	September 30,	December 31,
(In thousands)	2016	2015

Residential mortgage loans	$3,299,942	$3,344,719

Commercial loans:
Commercial mortgage loans	1,545,014	1,537,806
Construction loans	124,298	156,195
Commercial and Industrial loans	2,167,011	2,246,513
Total commercial loans	3,836,323	3,940,514
Finance leases	229,577	229,165
Consumer loans	1,497,812	1,597,984
Total loans held for investment	8,863,654	9,112,382

Less:
Allowance for loan and lease losses	(214,070)	(240,710)
Total loans held for investment, net	$8,649,584	$8,871,672
Loans held for sale	56,779	35,869
Total loans, net	$8,706,363	$8,907,541

As of September 30, 2016, the Corporation’s total loans held for investment, before allowance, amounted to $8.9 billion, down $227.8 million when compared to December 31, 2015. The decline primarily reflects a $104.2 million decrease in the commercial and construction loan portfolio, a $99.8 million decrease in consumer and finance leases, and a $23.8 million decrease in the residential mortgage loans portfolio. The decrease in the commercial and construction loan portfolio was mainly driven by the repayment of large commercial loans during the first nine months of 2016, including repayments totaling $145.3 million associated with six commercial relationships, the sale of a $20.2 million commercial loan participation, and the four large charge-offs totaling $22.9 million noted above, partially offset by new loan originations.  Most of the decrease was in the Puerto Rico and Virgin Islands regions, partially offset by the growth of all portfolios in the Florida region.

As shown in the table above, as of September 30, 2016, the loans held for investment portfolio was comprised of commercial loans (43%), residential real estate loans (37%), and consumer and finance leases (20%). Of the total gross loan portfolio held for investment of $8.9 billion as of September 30, 2016, approximately 78% has credit risk concentration in Puerto Rico, 15% in the United States (mainly in the state of Florida) and 7% in the Virgin Islands, as shown in the following table:

As of September 30, 2016	Puerto Rico	Virgin Islands	United States	Total
	(In thousands)
Residential mortgage loans	$2,505,623	$319,855	$474,464	$3,299,942
Commercial mortgage loans	1,181,682	76,462	286,870	1,545,014
Construction loans	43,917	45,736	34,645	124,298
Commercial and Industrial loans	1,596,242	119,931	450,838	2,167,011
Total commercial loans	2,821,841	242,129	772,353	3,836,323
Finance leases	229,577	-	-	229,577
Consumer loans	1,401,750	48,918	47,144	1,497,812
Total loans held for investment, gross	$6,958,791	$610,902	$1,293,961	$8,863,654

Loans held for sale	43,262	461	13,056	56,779
Total loans	$7,002,053	$611,363	$1,307,017	$8,920,433

As of December 31, 2015	Puerto Rico	Virgin Islands	United States	Total
	(In thousands)
Residential mortgage loans	$2,575,888	$327,976	$440,855	$3,344,719
Commercial mortgage loans	1,208,347	69,773	259,686	1,537,806
Construction loans	63,654	69,874	22,667	156,195
Commercial and Industrial loans	1,714,660	173,916	357,937	2,246,513
Total commercial loans	2,986,661	313,563	640,290	3,940,514
Finance leases	229,165	-	-	229,165
Consumer loans	1,506,773	48,430	42,781	1,597,984
Total loans held for investment, gross	$7,298,487	$689,969	$1,123,926	$9,112,382

Loans held for sale	33,787	507	1,575	35,869
Total loans	$7,332,274	$690,476	$1,125,501	$9,148,251

 Residential Real Estate Loans

As of September 30, 2016, the Corporation’s residential real estate loan portfolio held for investment decreased by $44.8 million as compared to the balance as of December 31, 2015, mainly resulting from activities in Puerto Rico as principal repayments and charge-offs exceeded the volume of new loans originated and held for investment purposes. The residential mortgage loan portfolio held for investment in the Puerto Rico and Virgin Islands regions decreased during the first nine months of 2016 by $70.3 million and $8.1 million, respectively, partially offset by an increase of $33.6 million in Florida.

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

Commercial and Construction Loans

As of September 30, 2016, the Corporation’s commercial and construction loan portfolio held for investment decreased by $104.2 million to $3.8 billion, as compared to the balance as of December 31, 2015. The reduction primarily reflects the aforementioned repayments of six large commercial relationships totaling $145.3 million comprised of a $34.3 million commercial credit facility in Puerto Rico, a $60.0 million credit facility of a government-related entity in the Virgin Islands, and four commercial relationships in Florida totaling $51.0 million. Furthermore, the decrease also reflects the sale of a $20.2 million commercial loan participation in the Puerto Rico region and the aforementioned four large charge-offs totaling $22.9 million recorded in the third quarter of 2016.

    As of September 30, 2016, the Corporation had $134.0 million outstanding (book value of $126.2 million) in credit facilities, excluding investment securities, extended to the Puerto Rico Government, its municipalities and public corporations, compared to $153.2 million outstanding as of December 31, 2015. Approximately $91.4 million of the granted credit facilities outstanding ($83.7 million book value) consisted of loans to public corporations, including a direct exposure to the Puerto Rico Electric Power Authority (“PREPA”) with an outstanding balance of $74.6 million ($66.8 million book value) as of September 30, 2016, and approximately $6.9 million consisted of loans to units of the Puerto Rico central government.  The PREPA credit facility was placed in non-accrual status in the first quarter of 2015, and interest payments are recorded on a cost-recovery basis. In addition, the Corporation had $35.7 million of credit facilities extended to municipalities in Puerto Rico, excluding investment securities, which in most cases are supported by assigned property tax revenues.  Municipalities’ revenues are independent of the Puerto Rico central government. These municipalities are required by law to levy special property taxes in such amounts as are required for the payment of all of their respective general obligation bonds and loans. Late in 2015, the GDB and the Municipal Revenue Collection Center (CRIM) signed a deed of trust. Through this deed, the GDB, as fiduciary, is bound to keep the CRIM funds separate from any other deposits and must distribute the funds pursuant to applicable law. The CRIM funds are deposited at another depository financial institution in Puerto Rico. Refer to “Exposure to Puerto Rico Government” discussion below for information and details about the Corporation’s total direct exposure to the Puerto Rico Government.

Furthermore, as of September 30, 2016, the Corporation had $128.0 million outstanding (book value of $112.8 million) in financings to the hotel industry in Puerto Rico under which the borrower and the operations of the underlying collateral are the primary sources of repayment and the TDF provides a secondary guarantee for payment performance, compared to $129.4 million outstanding as of December 31, 2015. These facilities were placed in non-accrual status and classified as impaired in the first quarter of 2016, and interest payments are now applied against principal. Approximately $1.6 million of interest payments received on loans guaranteed by the TDF since late March 2016 have been applied against principal. As of the date of filing of this Form 10-Q, the largest of these three facilities is current on contractual payments as its operations are generating the cash flows to cover payments. The Corporation has been receiving partial payments from the other two facilities since their operations are insufficient to cover the entire contractual payments and the Corporation is not receiving collections from the TDF guarantee.  As such, these two facilities are collateral dependent loans and charge-offs amounting to $13.7 million were recorded in the third quarter of 2016, of which $12.8 million was charged against specific reserves established in prior periods. These loans have been adversely classified since the third quarter of 2015. The Corporation’s collections of principal and interest from the TDF in the first half of 2016 amounted to $0.6 million compared to $5.3 million in the entire 2015 year.

The TDF is a subsidiary of the GDB that facilitates private sector financings to Puerto Rico’s hotel industry. Adverse developments related to the Puerto Rico government’s fiscal situation introduced additional uncertainty regarding the TDF’s ability to honor its guarantee, including the enactment of the Puerto Rico Emergency Moratorium and Financial Rehabilitation Act (“Act 21”), which gives Puerto Rico’s governor emergency powers to deal with Puerto Rico’s challenging fiscal situation, including the ability to declare a moratorium on all bonds and other payments.  On June 30, 2016, pursuant to Act 21, the Puerto Rico governor ordered a moratorium on the payment of $780 million of the Puerto Rico Government’s general obligations and the debt of certain other instrumentalities due on July 1, 2016.  This followed a default on the principal payment of $367 million of GDB notes due on May 1, 2016.  Puerto Rico’s governor also issued an executive order intended to protect the GDB’s liquidity by allowing withdrawals only to fund necessary costs for essential services such as health, public safety and education services. Recently, the GDB defaulted on a $28 million payment of interest due to its creditors on August 1, 2016, including interest due on GDB bonds held by the Corporation, as further discussed below.

   As of September 30, 2016, the total reserve to book value coverage ratio related to commercial loans extended to or guaranteed by the Puerto Rico Government (excluding municipalities) was 16% and the loans are being carried at 76% of unpaid principal balance, net of reserves and accumulated charge-offs.

As of September 30, 2016, the Corporation’s total exposure to shared national credit (“SNC”) loans amounted to $803.2 million, compared to $603.1 million as of December 31, 2015. As of September 30, 2016, approximately $525.2 million of the SNC exposure is in Puerto Rico, including the $66.8 million book value of the PREPA credit facility and $72.7 million of the loans guaranteed by the TDF. The increase is primarily related to participated loans originated in 2016 in both, Puerto Rico and Florida regions.

The Corporation has significantly reduced its exposure to construction loans and current originations are mainly draws from existing commitments.

The composition of the Corporation's construction loan portfolio held for investment as of September 30, 2016 by category and geographic location is as follows:

As of September 30, 2016
	Puerto Rico	Virgin Islands	United States	Total
	(In thousands)
Loans for residential housing projects:
Mid-rise (1)	$1,568	$956	$-	$2,524
Single-family, detached	3,509	-	7,295	10,804
Total for residential housing projects	5,077	956	7,295	13,328

Construction loans to individuals secured by residential properties	823	1,355	-	2,178
Loans for commercial projects	7,865	40,353	27,202	75,420
Land loans - residential	17,723	3,080	148	20,951
Land loans - commercial	12,468	-	-	12,468
Total before net deferred fees and allowance for loan losses	$43,956	$45,744	$34,645	$124,345
Net deferred fees	(39)	(8)	-	(47)
Total construction loan portfolio, gross	43,917	45,736	34,645	124,298
Allowance for loan losses	(2,884)	(2,463)	(1)	(5,348)

Total construction loan portfolio, net	$41,033	$43,273	$34,644	$118,950
____________________
(1)	Mid-rise relates to buildings of up to 7 stories.

The following table presents further information on the Corporation’s construction portfolio as of and for the nine-month period ended September 30, 2016:

(In thousands)
Total undisbursed funds under existing commitments	$50,437

Construction loans held for investment in non-accrual status	$50,767

Construction loans held for sale in non-accrual status	$8,079

Net charge offs - Construction loans	$322

Allowance for loan losses - Construction loans	$5,348

Non-performing construction loans to total construction loans, including held for sale	44.45%

Allowance for loan losses - construction loans to total construction loans held for investment	4.30%

Net charge-offs (annualized) to total average construction loans	0.29%

The following summarizes the construction loans for residential housing projects in Puerto Rico segregated by the estimated selling price of the units:

		(In thousands)

	Under $300k	$2,956
	Over $600k (1)	2,121
		$5,077
_____________
(1)	One residential housing project in Puerto Rico.

Consumer Loans and Finance Leases

As of September 30, 2016, the Corporation’s consumer loan and finance lease portfolio decreased by $99.8 million to $1.7 billion, as compared to the portfolio balance as of December 31, 2015. The decrease was mainly the result of charge-offs and repayments that exceeded the volume of new originations.  The auto loan and finance lease portfolio decreased by $75.8 million during the first nine months of 2016 reflecting repayments, charge-offs and a reduced activity in new loan originations. The auto loan and finance lease portfolios in Puerto Rico amounted to $1.0 billion as of September 30, 2016, compared to $1.1 billion as of December 31, 2015. The remaining decrease in the consumer loan portfolio was primarily related to a $13.0 million reduction in the credit card loan portfolio balance, and a $7.4 million decrease in boat loans.

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

The following table provides a breakdown on First BanCorp.'s loan production, including purchases, refinancings, renewals and draws from existing revolving and non-revolving commitments for the periods indicated:

	Quarter Ended September 30,		Nine-Month Period Ended September 30,
	2016	2015	2016	2015
	(In thousands)

Residential real estate	$199,125	$179,173	$556,181	$529,307
C&I and commercial mortgage	456,625	436,424	1,184,928	1,245,487
Construction	9,006	3,960	16,975	27,731
Finance leases	20,827	22,485	62,963	62,838
Consumer	199,632	200,037	577,216	591,625
Total loan production	$885,215	$842,079	$2,398,263	$2,456,988

  The Corporation is experiencing continued loan demand and has continued its targeted origination strategy. During the third quarter and nine-month period ended September 30, 2016, total loan originations, including purchases, refinancings, and draws from existing revolving and non-revolving commitments, amounted to approximately $885.2 million and $2.4 billion, respectively, compared to $842.1 million and $2.5 billion, respectively, for the comparable periods in 2015.  These statistics exclude the $324.8 million of loans acquired from Doral Bank in February 2015.

Residential mortgage loan originations and purchases for the quarter and nine-month period ended September 30, 2016 amounted to $199.1 million and $556.2 million, respectively, compared to $179.2 million and $529.3 million, respectively, for the comparable periods in 2015. These statistics include purchases of $23.2 million and $65.2 million for the quarter and nine-month period ended September 30, 2016 compared to $22.2 million and $68.2 million for the comparable periods in 2015. The increase of $19.9 million in the third quarter of 2016, as compared to the same period of 2015, reflects an increase of approximately $23.5 million in the Puerto Rico region, partially offset by decreases of $3.1 million in Florida and $0.5 million in the Virgin Islands.

Commercial and construction loan originations (excluding government loans) for the third quarter of 2016 and 2015 amounted to $458.8 million and $394.2 million, respectively, while the originations for the nine-month periods ended September 30, 2016 and 2015 remained flat at $1.2 billion. The increase in the third quarter of 2016, compared to the same period in 2015, includes increases of $31.5 million and $26.2 million in Florida and Puerto Rico, respectively.

Government loan originations for the third quarter of 2016 and 2015 amounted to $6.8 million and $46.2 million, respectively, while the originations for the nine-month period ended on September 30, 2016 and 2015 amounted to $32.5 million and $71.9 million, respectively. The originations in the third quarter of 2016 were related to draws from an existing facility of a central government agency in Puerto Rico. The decrease reflects the origination in 2015 of two large facilities in the Virgin Islands totaling $43.2 million.

Originations of auto loans (including finance leases) for the quarter and nine-month period ended September 30, 2016 amounted to $94.2 million and $262.2 million, respectively, compared to $90.0 million and $268.6 million, respectively, for the comparable periods in 2015. The prolonged economic recession in Puerto Rico continues to put pressure on new auto sales, reflecting lower consumer confidence as a result of the prolonged economic recession in Puerto Rico.

Personal loan originations, other than credit cards, for the quarter and nine-month period ended September 30, 2016 amounted to $44.7 million and $141.6 million, respectively, compared to $50.3 million and $140.2 million, respectively, for the comparable periods in 2015.  The utilization activity on the outstanding credit card portfolio for the quarter and nine-month period ended September 30, 2016 amounted to approximately $81.6 million and $236.4 million, respectively, compared to $82.2 million and $245.6 million, respectively, for the comparable periods in 2015.

Investment Activities

As part of its liquidity, revenue diversification and interest rate risk strategies, First BanCorp. maintains an investment portfolio that is classified as available for sale or held to maturity. The Corporation’s total available-for-sale investment securities portfolio as of September 30, 2016 amounted to $1.8 billion, a $42.5 million decrease from December 31, 2015. The decrease was mainly driven by: (i) sales of approximately $198.7 million of U.S. agency MBS that carried an average yield of 2.36%, (ii) U.S. agencies MBS prepayments of approximately $177.4 million, and (iii) U.S. agency debt securities matured or called prior to maturity of $87.4 million.

These decreases were partially offset by purchases of approximately $405.1 million of securities issued or guaranteed by U.S. agencies during the first nine months of 2016, including: (i)  $130.8 million of U.S. agencies callable debentures, (ii) $45.8 million of SBA Guarantee Pool certificates, (iii) $19.9 million of FHLMC guaranteed commercial mortgage-backed securities, (iv) $39.9 million of collateralized mortgage obligations issued by GNMA, (v) $163.7 million of U.S. agencies MBS, and (vi) a $5.0 million bond issued by Farmer Mac. In addition, the fair value of available-for-sale U.S. agency MBS and debt securities increased by approximately $32.2 million during the nine-month period ended September 30, 2016.

Approximately 97% of the Corporation’s available-for-sale securities portfolio is invested in U.S. Government and Agency debentures and U.S. government-sponsored agencies MBS (mainly GNMA, FNMA and FHLMC fixed-rate securities).

During the first quarter of 2016, the Corporation recorded a $6.3 million credit-related OTTI charge on three Puerto Rico Government debt securities held by the Corporation as part of its available-for-sale securities portfolio, specifically bonds of the GDB and the Puerto Rico Public Buildings Authority. This was the third OTTI charge on these securities recorded since June 30, 2015, as OTTI charges of $12.9 million and $3.0 million were booked in the second and fourth quarters of 2015, respectively. The GDB and the Puerto Rico Public Buildings Authority bonds held by the Corporation are scheduled to mature on February 1, 2019 and on July 1, 2028, respectively. Pursuant to the Puerto Rico Emergency Moratorium and Financial Rehabilitation Act enacted on April 6, 2016, the Puerto Rico governor issued an executive order imposing a moratorium on the debt service payment required to be paid by the GDB on May 1, 2016. The GDB paid the scheduled interest payment of $22 million but defaulted on the principal payment of $367 million of its notes due to other creditors on May 1, 2016 and, on August 1, 2016, the GDB defaulted on a $28 million payment of interest due to its creditors, including interest due on GDB bonds held by the Corporation. Similarly, the Puerto Rico Public Buildings Authority made only a partial payment on its interest payment due on October 1, 2016.

In the third quarter of 2016, as a result of the recent defaults, the Corporation discontinued income recognition related to, and placed in non-performing status, the bonds of the GDB and the Puerto Rico Public Buildings Authority held as part of the available-for-sale investment securities portfolio. As of September 30, 2016, the amortized cost of these bonds, including accrued interest of $0.9 million, was $35.6 million, recorded on the Corporation’s books at their aggregate fair value of $19.5 million.

In addition to bonds of the GDB and the Puerto Rico Public Buildings Authority, the Corporation owns bonds of the Puerto Rico Housing Finance Authority in the aggregate amount of $8.7 million carried on the Corporation’s books at their aggregate fair value of $7.3 million which are current as to contractual payments as of September 30, 2016.

As of September 30, 2016, the Corporation’s held-to-maturity investment securities portfolio amounted to $156.2 million, down $5.3 million from December 31, 2015. This decrease was driven by principal repayments received during the year. Held-to-maturity investment securities consist of financing arrangements with Puerto Rico municipalities issued in bond form, accounted for as securities, but underwritten as loans with features that are typically found in commercial loans.  These obligations typically are not issued in bearer form, are not registered with the SEC and are not rated by external credit agencies. These bonds have seniority to the payment of operating costs and expenses of the municipality and are supported by assigned property tax revenues.  Approximately 87% consist of obligations issued by five of the largest municipalities in Puerto Rico (San Juan, Carolina, Bayamon, Mayaguez and Guaynabo).  These municipalities are required by law to levy special property taxes in such amounts as are required for the payment of all of their respective general obligation bonds and loans.

    Refer to “Exposure to Puerto Rico Government” discussion below for information and details about the Corporation’s total direct exposure to the Puerto Rico Government.

The following table presents the carrying value of investment securities as of the indicated dates:

	As of	As of
	September 30,	December 31,
	2016	2015
	(In thousands)

Money market investments	$10,108	$219,473

Investment securities available for sale, at fair value:
U.S. Government and agencies obligations	561,689	460,558
Puerto Rico government obligations	26,820	28,217
Mortgage-backed securities	1,254,825	1,397,520
Other	519	100
	1,843,853	1,886,395
Investment securities held to maturity:
Puerto Rico Municipal Bonds	156,190	161,483
	156,190	161,483

Other equity securities, including $26.6 million and $31.3 million
of FHLB stock as of September 30, 2016 and December 31, 2015, respectively	28,717	32,169
Total money market investments and investment securities	$2,038,868	$2,299,520

Mortgage-backed securities as of the indicated dates consist of:

	As of	As of
	September 30,	December 31,
(In thousands)	2016	2015

Available for sale:
FHLMC certificates	$261,417	$287,445
GNMA certificates	244,716	301,573
FNMA certificates	667,106	783,195
Collateralized Mortgage Obligations issued or
guaranteed by FHLMC or GNMA	59,375	-
Other mortgage pass-through certificates	22,211	25,307
Total mortgage-backed securities	$1,254,825	$1,397,520

   The carrying values of investment securities classified as available for sale and held to maturity as of September 30, 2016 by contractual maturity (excluding mortgage-backed securities and equity securities) are shown below:

	Carrying	Weighted
(Dollars in thousands)	Amount	Average Yield %

U.S. Government and agencies obligations
Due within one year	$17,147	0.64
Due after one year through five years	499,944	1.32
Due after ten years	44,598	0.87
	561,689	1.26

Puerto Rico Government and Municipalities obligations
Due after one year through five years	10,536	4.43
Due after five years through ten years	11,592	4.47
Due after ten years	160,882	4.75
	183,010	4.70

Other Investment Securities
Due after one year through five years	100	1.50

Total	744,799	2.17

Equity securities	419	2.15

Mortgage-backed securities	1,254,825	2.48

Total investment securities available for sale and held to maturity	$2,000,043	2.36

Net interest income of future periods could be affected by prepayments of mortgage-backed securities. Acceleration in the prepayments of mortgage-backed securities would lower yields on these securities, as the amortization of premiums paid upon acquisition of these securities would accelerate. Conversely, acceleration of the prepayments of mortgage-backed securities would increase yields on securities purchased at a discount, as the amortization of the discount would accelerate. These risks are directly linked to future period market interest rate fluctuations. Also, net interest income in future periods might be affected by the Corporation’s investment in callable securities. As of September 30, 2016, the Corporation had approximately $192.5 million in debt securities (U.S. Agencies and Puerto Rico government securities) with embedded calls and with an average yield of 1.35%.  Unamortized discounts on these securities amounted to approximately $0.2 million.  Refer to “Risk Management” below for further analysis of the effects of changing interest rates on the Corporation’s net interest income and of the interest rate risk management strategies followed by the Corporation. Also refer to Note 4 to the accompanying unaudited consolidated financial statements for additional information regarding the Corporation’s investment portfolio.

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

The Corporation manages liquidity at two levels. The first is the liquidity of the parent company, which is the holding company that owns the banking and non-banking subsidiaries. The second is the liquidity of the banking subsidiary. As of September 30, 2016, FirstBank could not pay any dividends to the parent company except upon receipt of prior approval by the Federal Reserve Bank of New York (the “New York FED”) and the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) because of the written agreement dated June 3, 2010 (the “Written Agreement’) that the Corporation entered into with the New York FED and the Federal Reserve Board.  In the second and third quarters of 2016, after receiving regulatory approvals, FirstBank paid dividends of $31.2 million and $1.8 million, respectively, to the Corporation sufficient to allow it to pay all accrued but deferred interest on the junior subordinated debentures associated with its trust preferred securities.  It is the intent of the Corporation to request approvals in future periods to continue regularly scheduled quarterly interest payments.

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

The Corporation develops and maintains contingency funding plans. These plans evaluate the Corporation’s liquidity position under various operating circumstances and are designed to help ensure that the Corporation will be able to operate through periods of stress when access to normal sources of funds is constrained. The plans project funding requirements during a potential period of stress, specify and quantify sources of liquidity, outline actions and procedures for effectively managing through a difficult period, and define roles and responsibilities. Under the contingency funding plan, the Corporation stresses the balance sheet and the liquidity position to critical levels that imply difficulties in getting new funds or even maintaining the current funding position of the Corporation and the Bank and are designed to help ensure the ability of the Corporation and the Bank to honor their respective commitments, and establish liquidity triggers monitored by the MIALCO in order to maintain the ordinary funding of the banking business. Four different scenarios are defined in the contingency funding plan: local market event, credit rating downgrade, an economic cycle downturn event, and a concentration event. They are reviewed and approved annually by the Board of Directors’ Asset and Liability Committee.

    The Corporation manages its liquidity in a proactive manner, and maintains a sound liquidity position. Multiple measures are utilized to monitor the Corporation’s liquidity position, including core liquidity, basic liquidity, and time-based reserve measures. As of September 30, 2016, the estimated core liquidity reserve (which consists of cash and free liquid assets) was $1.5 billion or 12.1% of total assets, compared to $1.5 billion or 12.3% of total assets as of December 31, 2015. The basic liquidity ratio (which adds available secured lines of credit to the core liquidity) was approximately 20.8% of total assets, compared to 17.4% of total assets as of December 31, 2015. As of September 30, 2016, the Corporation had $1.1 billion available for additional credit from the FHLB of New York. Unpledged liquid securities as of September 30, 2016, mainly fixed-rate MBS and U.S. agency debentures, amounted to approximately $774.0 million. The Corporation does not rely on uncommitted inter-bank lines of credit (federal funds lines) to fund its operations and does not include them in the basic liquidity measure. As of September 30, 2016, the holding company had $35.2 million of cash and cash equivalents. Cash and cash equivalents at the Bank level as of September 30, 2016 were approximately $522.1 million. The Bank has $1.6 billion in brokered CDs as of September 30, 2016, of which approximately $949.3 million mature over the next twelve months. Liquidity at the Bank level is highly dependent on bank deposits, which fund 75% of the Bank’s assets (or 62%, excluding brokered CDs).

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

The Corporation has continued reducing the amounts of brokered CDs. As of September 30, 2016, the amount of brokered CDs had decreased $539.0 million to $1.6 billion from brokered CDs of $2.1 billion as of December 31, 2015. At the same time as the Corporation focuses on reducing its reliance on brokered CDs, it is seeking to add core deposits. During the first nine months of 2016, the Corporation increased non-brokered deposits, excluding government deposits, by $135.0 million to $6.8 billion, primarily reflecting increases in demand deposits and savings in Puerto Rico.

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

The Corporation’s principal sources of funding are:

Brokered CDs – A large portion of the Corporation’s funding has been brokered CDs issued by FirstBank. Total brokered CDs decreased during the first nine months of 2016 by $539.0 million to $1.6 billion as of September 30, 2016.

   The average remaining term to maturity of the retail brokered CD outstanding as of September 30, 2016 is approximately 1 year.

    The use of brokered CDs has been particularly important for the growth of the Corporation. The Corporation encounters intense competition in attracting and retaining regular retail deposits in Puerto Rico. The brokered CD market is very competitive and liquid, and has enabled the Corporation to obtain substantial amounts of funding in short periods of time. This strategy has enhanced the Corporation’s liquidity position, since brokered CDs are insured by the FDIC up to regulatory limits and can be obtained faster than regular retail deposits. During the first nine months of 2016, the Corporation issued $402.5 million in brokered CDs with an average cost of 1.16% (average life of 2 years).

The following table presents a summary of brokered CDs as of September 30, 2016:

Total
(In thousands)

Three months or less	$343,396
Over three months to six months	255,574
Over six months to one year	350,362
One to three years	524,386
Three to five years	84,605
Over five years	185
Total	$1,558,508

Certificates of deposit in denominations of $100,000 or higher include brokered CDs of $1.6 billion issued to deposit brokers in the form of large ($100,000 or more) certificates of deposit that are generally participated out by brokers in shares of less than $100,000 and are therefore insured by the FDIC.

Government deposits – As of September 30, 2016, the Corporation had $463.5 million of Puerto Rico public sector deposits ($391.4 million in transactional accounts and $72.1 million in time deposits) compared to $390.4 million as of December 31, 2015. Approximately 32% is from municipalities and 68% is from public corporations and the central government and agencies.

   In addition, as of September 30, 2016, the Corporation had $161.1 million of government deposits in the Virgin Islands, compared to $186.9 million as of December 31, 2015.

Retail deposits – The Corporation’s deposit products also include regular savings accounts, demand deposit accounts, money market accounts and retail CDs. Total deposits, excluding brokered CDs and government deposits, increased by $135.0 million to $6.8 billion from the balance of $6.7 billion as of December 31, 2015. The higher balance reflects increases of $212.9 million and $6.4 million in Puerto Rico and the Virgin Islands regions, respectively, primarily increases in demand deposits and savings. These increases were partially offset by an $84.3 million decrease in the Florida region. Refer to Note 14 in the accompanying unaudited consolidated financial statements for further details.

Refer to “Net Interest Income” above for information about average balances of interest-bearing deposits, and the average interest rate paid on deposits for the quarters and nine-month periods ended September 30, 2016 and 2015.

Securities sold under agreements to repurchase - The Corporation’s investment portfolio is funded in part with repurchase agreements. The Corporation’s outstanding securities sold under repurchase agreements amounted to $800 million and $900 million as of September 30, 2016 and December 31, 2015, respectively. During the third quarter of 2016, the Corporation repaid at maturity a $100 million repurchase agreement that carried a cost of 2.50%.  One of the Corporation’s strategies has been the use of structured repurchase agreements and long-term repurchase agreements to reduce liquidity risk and manage exposure to interest rate risk by lengthening the final maturities of its liabilities while keeping funding costs at reasonable levels. In addition to these repurchase agreements, the Corporation has been able to maintain access to credit by using cost-effective sources such as FHLB advances. Refer to Note 15 in the Corporation’s unaudited consolidated financial statements for the quarter and nine-month period ended September 30, 2016 for further details about repurchase agreements outstanding by counterparty and maturities.

As of September 30, 2016, the Corporation had $200 million of reverse repurchase agreements with a counterparty under a master netting arrangement that provides for a right of setoff that meets the conditions of ASC 210-20-45-11 for a net presentation. These repurchase agreements and reverse repurchase agreements are presented net on the consolidated statement of financial condition.

In the fourth quarter of 2016, the Corporation used cash proceeds of $204.8 million from the aforementioned sales of U.S. agency MBS that carried an average yield at 2.36% to repay at maturity $300 million of repurchase agreements that carried an average cost of 3.63%.

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

Advances from the FHLB – The Bank is a member of the FHLB system and obtains advances to fund its operations under a collateral agreement with the FHLB that requires the Bank to maintain qualifying mortgages and/or investments as collateral for advances taken. As of September 30, 2016 and December 31, 2015, the outstanding balance of FHLB advances was $355.0 and $455.0 million, respectively. During the third quarter of 2016, the Corporation repaid at maturity a $100 million FHLB advance that carried a cost of 0.93%.   As of September 30, 2016, the Corporation had $1.1 billion available for additional credit on FHLB lines of credit.

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

As mentioned above, during the first quarter of 2016, the Corporation completed the repurchase of trust preferred securities that were being auctioned in a public sale at which the Corporation was invited to participate. The Corporation repurchased and cancelled $10 million of trust-preferred securities of FBP Statutory Trust II, resulting in a commensurate reduction in the related subordinated debenture. The Corporation’s winning bid equated to 70% of the $10 million par value. The 30% discount, plus accrued interest, resulted in a pre-tax gain of approximately $4.2 million. As of September 30, 2016, the Corporation still has subordinated debentures outstanding in the aggregate amount of $216.2 million.

In 2016, after receiving regulatory approvals, the Corporation has paid $33.0 million for all the accrued but deferred interest payments plus the interest for the second quarter and third quarter of 2016 on the Corporation’s subordinated debentures associated with its trust-preferred securities. As of September 30, 2016, the Corporation is current on all interest payments due related to its subordinated debt. Under the indentures, we have the right, from time to time, and without causing an event of default, to defer payments of interest on the subordinated debentures by extending the interest payment period at any time and from time to time during the term of the subordinated debentures for up to twenty consecutive quarterly periods. Future interest payments are subject to Federal Reserve approval. It is the intent of the Corporation to request approvals in future periods to continue regularly scheduled quarterly interest payments.

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

The enhanced capabilities improve the Corporation’s liquidity profile as they allow the Corporation to derive liquidity, if needed, from the sale of mortgage loans in the secondary market. The U.S. (including Puerto Rico) secondary mortgage market is still highly liquid, in large part because of the sale of mortgages through guarantee programs of the FHA, VA, HUD, FNMA and FHLMC. During the first nine months of 2016, the Corporation sold approximately $238.6 million of FHA/VA mortgage loans to GNMA, which packages them into mortgage-backed securities. Any regulatory actions affecting GNMA, FNMA or FHLMC could adversely affect the secondary mortgage market.

Though currently not in use, other potential sources of short-term funding for the Corporation include commercial paper and federal funds purchased. Furthermore, in previous years, the Corporation entered into several financing transactions to diversify its funding sources, including the issuance of notes payable and, as noted above, junior subordinated debentures as part of its longer-term liquidity and capital management activities. No assurance can be given that these sources of liquidity will be available in the future and, if available, will be on comparable terms.

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

The Corporation’s credit as a long-term issuer is currently rated B+ by S&P and B- by Fitch. At the FirstBank subsidiary level, long-term issuer ratings are currently B1 by Moody’s, six notches below their definition of investment grade, B+ by S&P, four notches below their definition of investment grade, and B- by Fitch, six notches below their definition of investment grade. The Corporation’s credit ratings are dependent on a number of factors, both quantitative and qualitative, and are subject to change at any time. The disclosure of credit ratings is not a recommendation to buy, sell or hold the Corporation’s securities. Each rating should be evaluated independently of any other rating.

Cash Flows

Cash and cash equivalents were $528.9 million as of September 30, 2016, a decrease of $223.5 million when compared to the balance as of December 31, 2015. The following discussion highlights the major activities and transactions that affected the Corporation’s cash flows during the first nine months of 2016 and 2015.

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

For the first nine months of 2016 and 2015, net cash provided by operating activities was $119.1 million and $199.1 million, respectively.  Net cash generated from operating activities was higher than reported net income largely as a result of adjustments for operating items such as the provision for loan and lease losses, depreciation and amortization, and impairments as well as the cash generated from sales of loans held for sale.

Cash Flows from Investing Activities

The Corporation’s investing activities primarily relate to originating loans to be held for investment and the purchasing, selling and repaying available-for-sale and held-to-maturity investment securities. For the nine-month period ended September 30, 2016, net cash provided by investing activities was $224.2 million, primarily reflecting principal repayments on loans held for investment and proceeds for the sale of available-for-sale securities and  mortgage-backed securities prepayments.

For the first nine months of 2015, net cash provided by investing activities was $461.6 million, primarily reflecting the net cash received in the Doral Bank transaction, proceeds from the bulk sale of assets and repayments of commercial and consumer loans.

Cash Flows from Financing Activities

The Corporation’s financing activities primarily include the receipt of deposits and the issuance of brokered CDs, the issuance and payments of long-term debt, the issuance of equity instruments and activities related to its short-term funding. During the nine-month period ended September 30, 2016, net cash used in financing activities was $566.8 million, mainly due to repayments of maturing brokered CDS, repurchase agreements, FHLB advances and the cash used for the repurchase and cancellation of trust preferred securities, partially offset by the increase in non-brokered deposits.

In the first nine months of 2015, net cash used in financing activities was $495.1 million, mainly due to the repayments of maturing brokered CDs and funds used in connection with $200 million of reverse repurchase agreements entered into in April 2015.

Capital

As of September 30, 2016, the Corporation’s stockholders’ equity was $1.8 billion, an increase of $105.8 million from December 31, 2015.  The increase was mainly driven by the net income of $69.4 million for the first nine months of 2016 and an increase of approximately $31.5 million in the fair value of available-for-sale securities recorded as part of other comprehensive income.  As a result of the Written Agreement with the New York FED, currently neither First BanCorp. nor FirstBank is permitted to pay dividends on capital securities without prior approval.

Set forth below are First BanCorp.'s and FirstBank's regulatory capital ratios as of September 30, 2016 and December 31, 2015:

			Banking Subsidiary

	First BanCorp.		FirstBank		To be well capitalized
		Fully		Fully
As of September 30, 2016	Actual	Phased-in (1)	Actual	Phased-in (1)
Total capital ratio (Total capital to risk-weighted assets)	21.27%	20.76%	20.73%	20.23%	10.00%
Common Equity Tier 1 capital ratio
(Common Equity Tier 1 capital to risk-weighted assets)	17.64%	16.79%	16.83%	15.58%	6.50%
Tier 1 capital ratio (Tier 1 capital to risk-weighted assets)	17.64%	17.19%	19.46%	18.97%	8.00%
Leverage ratio	13.04%	12.98%	14.40%	14.34%	5.00%

			Banking Subsidiary

	First BanCorp.		FirstBank		To be well capitalized
		Fully		Fully
As of December 31, 2015	Actual	Phased-in (1)	Actual	Phased-in (1)
Total capital ratio (Total capital to risk-weighted assets)	20.01%	19.44%	19.73%	19.18%	10.00%
Common Equity Tier 1 capital ratio
(Common Equity Tier 1 capital to risk-weighted assets)	16.92%	15.44%	16.35%	14.61%	6.50%
Tier 1 capital ratio (Tier 1 capital to risk-weighted assets)	16.92%	15.83%	18.45%	17.91%	8.00%
Leverage ratio	12.22%	11.69%	13.33%	13.24%	5.00%

(1)

Certain adjustments required under Basel III rules will be phased in through the end of 2018. The ratios shown in this column are calculated assuming that the adjustments were fully phased-in and effective as of September 30, 2016 and December 31, 2015.

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

Under the fully phased-in Basel III rules, in order to be considered adequately capitalized, the Corporation will be required to maintain: (i) a minimum CET1 capital to risk-weighted assets ratio of at least 4.5%, plus the 2.5% “capital conservation buffer,” resulting in a required minimum CET1 ratio of at least 7%, (ii) a minimum ratio of total Tier 1 capital to risk-weighted assets of at least 6.0%, plus the 2.5% capital conservation buffer, resulting in a required minimum Tier 1 capital ratio of 8.5%, (iii) a minimum ratio of total Tier 1 plus Tier 2 capital to risk-weighted assets of at least 8.0%, plus the 2.5% capital conservation buffer, resulting in a required minimum total capital ratio of 10.5%, and (iv) a required minimum leverage ratio of 4%, calculated as the ratio of Tier 1 capital to average on-balance sheet (non-risk adjusted) assets.

In addition, as required under Basel III rules, the Corporation’s trust-preferred securities (“TRuPs”) were fully phased out from Tier 1 capital on January 1, 2016.  However, the Corporation’s TRuPs may continue to be included in Tier 2 capital until the instruments are redeemed or mature.

The Corporation, as an institution with more than $10 billion but less than $50 billion of total consolidated assets, is subject to certain requirements established by the Dodd-Frank Act, including those related to capital stress testing. The Dodd-Frank Act stress testing requirements are implemented for the Corporation through the Dodd-Frank Act stress testing requirements that apply to banking organizations with consolidated assets of more than $10 billion and less than $50 billion. Consistent with these requirements, the Corporation submitted its second annual company-run stress test to regulators in July 2016, which were published in October 2016. The results show that even in a severely adverse economic environment, which we are not currently in nor do we anticipate being in during the near future, the Corporation’s and the Bank’s capital ratios significantly exceed the well-capitalized thresholds throughout the nine-quarter horizon.

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

The following table is a reconciliation of the Corporation’s tangible common equity and tangible assets as of September 30, 2016 and December 31, 2015, respectively:

	September 30,	December 31,
(In thousands, except ratios and per share information)	2016	2015

Total equity - GAAP	$1,799,886	$1,694,134
Preferred equity	(36,104)	(36,104)
Goodwill	(28,098)	(28,098)
Purchased credit card relationship intangible	(11,228)	(13,319)
Core deposit intangible	(7,690)	(9,166)
Insurance customer relationship intangible	(965)	-

Tangible common equity	$1,715,801	$1,607,447

Total assets - GAAP	$12,075,253	$12,573,019
Goodwill	(28,098)	(28,098)
Purchased credit card relationship intangible	(11,228)	(13,319)
Core deposit intangible	(7,690)	(9,166)
Insurance customer relationship intangible	(965)	-
Tangible assets	$12,027,272	$12,522,436
Common shares outstanding	217,388	215,089

Tangible common equity ratio	14.27%	12.84%
Tangible book value per common share	$7.89	$7.47

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

   As a provider of financial services, the Corporation routinely enters into commitments with off-balance sheet risk to meet the financial needs of its customers. These financial instruments may include loan commitments and standby letters of credit. These commitments are subject to the same credit policies and approval process used for on-balance sheet instruments. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the statement of financial position. As of September 30, 2016, commitments to extend credit and commercial and financial standby letters of credit amounted to approximately $1.1 billion (including $631.5 million pertaining to credit card loans) and $46.7 million, respectively. Commitments to extend credit are agreements to lend to customers as long as the conditions established in the contract are met. Generally, the Corporation does not enter into interest rate lock agreements with prospective borrowers in connection with mortgage banking activities.

Contractual Obligations, Commitments and Contingencies

       The following table presents the Corporation’s contractual obligations and commitments, which consist of CDs, long-term contractual debt obligations, commitments to sell mortgage loans and commitments to extend credit:

	Contractual Obligations and Commitments
	As of September 30, 2016
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years

	(In thousands)

Contractual obligations:
Certificates of deposit	$3,896,055	$2,184,263	$1,426,001	$281,357	$4,434
Securities sold under agreements to repurchase (1)	600,000	300,000	100,000	-	200,000
Advances from FHLB	355,000	200,000	25,000	130,000	-
Other borrowings	216,187	-	-	-	216,187
Total contractual obligations	$5,067,242	$2,684,263	$1,551,001	$411,357	$420,621

Commitments to sell mortgage loans	$66,617

Standby letters of credit	$2,475

Commitments to extend credit:
Lines of credit	$1,041,692
Letters of credit	44,214
Construction undisbursed funds	50,437
Total commercial commitments	$1,136,343

(1)	Reported net of reverse repurchase agreement by counterparty, when applicable, pursuant to ASC 210-20-45-11.

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

The 12-month net interest income is forecasted assuming the September 30, 2016 interest rate curves remain constant. Then, net interest income is estimated under rising and falling rate scenarios.  For rising rate scenarios, a gradual (ramp) parallel upward shift of the yield curve is assumed during the first twelve months (the “+200 ramp” scenario). Conversely, for the falling rate scenarios, a gradual (ramp) parallel downward shift of the yield curve is assumed during the first twelve months (the “-200 ramp” scenario). However, given the current low levels of interest rates, a full downward shift of 200 basis points would represent an unrealistic scenario. Therefore, under the falling rate scenario, rates move downward up to 200 basis points, but without reaching zero. The resulting scenario shows interest rates close to zero in most cases, reflecting a flattening yield curve instead of a parallel downward scenario.

     The Libor/Swap curve for September 2016, as compared to December 2015, reflected a 30 basis points increase in the short-term horizon, between one to twelve months, while market rates decreased by 38 basis points in the medium-term, that is, between 2 to 5 years. In the long-term, that is, over a 5-year time horizon, market rates decreased by 72 basis points. The U.S. Treasury curve in the short-term increased by 2 basis points and in the medium-term horizon increased by 53 basis points as compared to December 2015 end of month levels. The long-term horizon decreased by 68 basis points as compared to December 2015 end of month levels.

    The following table presents the results of the simulations as of September 30, 2016 and December 31, 2015.  Consistent with prior years, these exclude non-cash changes in the fair value of derivatives:

	September 30, 2016				December 31, 2015
	Net Interest Income Risk				Net Interest Income Risk
	(Projected for the next 12 months)				(Projected for the next 12 months)
	Static Simulation		Growing Balance Sheet		Static Simulation		Growing Balance Sheet
(Dollars in millions)	Change	% Change	Change	% Change	Change	% Change	Change	% Change
+ 200 bps ramp	$13.7	2.85%	$13.9	2.81%	$12.6	2.51%	$14.2	2.81%
- 200 bps ramp	$(5.8)	(1.20)%	$(9.4)	(1.91)%	$(7.8)	(1.55)%	$(8.7)	(1.72)%

The Corporation continues to manage its balance sheet structure to control the overall interest rate risk. As part of the strategy to limit the interest rate risk, the Corporation has executed certain transactions that affected the simulation results.  The composition of the loan portfolio has changed as compared to December 2015 end of month levels, primarily reflecting lower commercial and consumer loan balances, including repayments on six large relationships totaling $145.3 million.  However, non-performing assets increased in the first nine months of 2016 by $134.1 million, primarily attributable to the inflow in the first quarter of 2016 of the Corporation’s exposure to commercial mortgage loans guaranteed by the TDF with a book value of $112.8 million as of September 30, 2016, the inflow in the second quarter of 2016 of a $35.0 million commercial relationship in Puerto Rico, and the inflow in the third quarter of 2016 of the GDB and Puerto Rico Public Buildings Authority bonds held by the Corporation as part of its available-for-sale securities portfolio recorded at their aggregate fair value of $19.5 million.  The Corporation has continued reducing its holdings of brokered CDs, with a reduction of $539.0 million during the first nine months of 2016, and repaid at maturity a $100 million repurchase agreement and a $100 million FHLB advance.  Total deposits, excluding brokered CDs and government deposits, increased in the first nine months of 2016 by $135.0 million, primarily reflecting increases in demand deposits and savings in Puerto Rico.

Taking into consideration the above-mentioned facts for modeling purposes, the net interest income for the next twelve months under a non-static balance sheet scenario is estimated to increase by $13.9 million in the rising rate scenario when compared against the Corporation’s flat or unchanged interest rate forecast scenario. Under the falling rate, non-static scenario the net interest income is estimated to decrease by $9.4 million.

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

Forward Contracts - Forward contracts are sales of TBAs mortgage-backed securities that will settle over the standard delivery date and do not qualify as “regular way” security trades. Regular-way security trades are contracts that have no net settlement provision and no market mechanism to facilitate net settlement and provide for delivery of a security within the timeframe generally established by regulations or conventions in the market-place or exchange in which the transaction is being executed. The forward sales are considered derivative instruments that need to be marked-to-market. These securities are used to hedge the FHA/VA residential mortgage loan securitizations of the mortgage-banking operations. Unrealized gains (losses) are recognized as part of mortgage banking activities in the consolidated statement of income.

For detailed information regarding the volume of derivative activities (e.g. notional amounts), location and fair values of derivative instruments in the Statement of Financial Condition and the amount of gains and losses reported in the Statement of Income, refer to Note 10 in the accompanying unaudited consolidated financial statements.

The following tables summarize the fair value changes in the Corporation’s derivatives as well as the sources of the fair values:
	Asset Derivatives	Liability Derivatives
	Nine-Month Period Ended	Nine-Month Period Ended
(In thousands)	September 30, 2016	September 30, 2016

Fair value of contracts outstanding at the beginning of the period	$806	$(921)
Fair value of new contracts entered into during the period	19	(25)
Changes in fair value during the period	(630)	611
Fair value of contracts outstanding as of September 30, 2016	$195	$(335)

Sources of Fair Value

	Payment Due by Period
	Maturity of Less Than One Year	Maturity of 1-3 Years	Maturity of 3-5 Years	Maturity in Excess of 5 Years	Total Fair Value

(In thousands)
As of September 30, 2016
Pricing from observable market inputs - Asset Derivatives	$4	$-	$191	$-	$195
Pricing from observable market inputs - Liability Derivatives	(144)	-	(191)	-	(335)
	$(140)	$-	$-	$-	$(140)

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

As of September 30, 2016 and December 31, 2015, all of the derivative instruments held by the Corporation were considered economic undesignated hedges.

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

The ratio of the allowance for loan losses to total loans held for investment decreased to 2.42% as of September 30, 2016 compared to 2.64% as of December 31, 2015, primarily due to the four large commercial loan charge-offs totaling $22.9 million recorded in the third quarter of 2016.  The allowance to total loans for each of the Corporation’s categories of loans changed as follows: the allowance to total loans for the C&I portfolio decreased from 3.06% as of December 31, 2015 to 3.03% as of September 30, 2016; the allowance to total loans for the commercial mortgage portfolio decreased from 4.44% as of December 31, 2015 to 3.64% as of September 30, 2016 impacted by the recognition in the third quarter of 2016 of charge-offs on loans guaranteed by the TDF against specific reserves established in prior periods as discussed below; the allowance to total loans for the construction loan portfolio increased from 2.25% as of December 31, 2015 to 4.30% as of September 30, 2016; the allowance to total loans for the residential mortgage portfolio decreased from 1.18% as of December 31, 2015 to 1.09% as of September 30, 2016 primarily driven by adjustments recorded early in 2016 based on the experience observed over a 12-month look-back period that showed lower than projected liquidations, loss severity rates and delinquency levels; and the allowance to total consumer and finance leases portfolio decreased from 3.32% as of December 31, 2015 to 2.94% as of September 30, 2016 driven by an improved charge-off rates trend and lower loss severity rates.

The ratio of the total allowance to non-performing loans held for investment was 37.77% as of September 30, 2016 compared to 54.36% as of December 31, 2015, primarily reflecting the migration to non-performing status in the first quarter of 2016 of the Corporation’s exposure to commercial mortgage loans guaranteed by the TDF with a book value of $112.8 million as of September 30, 2016. These loans have been adversely classified since the third quarter of 2015, and the migration of the loans to non-performing status in 2016 did not result in a significant increase to the total allowance for loan losses. During the third quarter of 2016, the Corporation recorded charge-offs of $13.7 million on these loans, of which $12.8 million was charged against specific reserves established in prior periods. As of September 30, 2016, the total reserve to book value coverage ratio related to commercial loans extended to or guaranteed by the Puerto Rico Government (excluding municipalities) was 16% and the loans are being carried at 76% of unpaid principal balance, net of reserves and accumulated charge-offs.

Substantially all of the Corporation’s loan portfolio is located within the boundaries of the U.S. economy. Whether the collateral is located in Puerto Rico, the U.S. or British Virgin Islands or the U.S. mainland (mainly in the state of Florida), the performance of the Corporation’s loan portfolio and the value of the collateral supporting the transactions are dependent upon the performance of and conditions within each specific area’s real estate market.  The real estate market in Puerto Rico experienced readjustments in value over the last few years driven by the loss of income due to higher unemployment, reduced demand and general adverse economic conditions.  The Corporation sets adequate loan-to-value ratios upon original approval following its regulatory and credit policy standards.

As shown in the following table, the allowance for loan and lease losses amounted to $214.1 million as of September 30, 2016, or 2.42% of total loans, compared with $240.7 million, or 2.64% of total loans, as of December 31, 2015. Refer to the “Provision for Loan and Lease Losses” above for additional information.

	Quarter Ended		Nine-Month Period Ended
	September 30,		September 30,
(Dollars in thousands)	2016	2015	2016	2015

Allowance for loan and lease losses, beginning of period	$234,454	$221,518	$240,710	$222,395
Provision (release) for loan and lease losses:
Residential Mortgage	4,553	6,958	21,589	21,791
Commercial Mortgage (1)	(152)	6,668	3,369	48,809
Commercial and Industrial (2)	5,597	3,807	11,335	29,750
Construction (3)	2,480	(139)	2,151	1,385
Consumer and Finance Leases	9,025	13,882	25,098	36,677
Provision for loan and lease losses (4)	21,503	31,176	63,542	138,412
Charge-offs
Residential Mortgage	(8,514)	(5,094)	(27,352)	(13,815)
Commercial Mortgage (5)	(13,730)	(3,677)	(15,742)	(54,115)
Commercial and Industrial (6)	(10,587)	(1,267)	(16,260)	(30,090)
Construction (7)	(19)	(103)	(623)	(4,787)
Consumer and Finance Leases	(13,716)	(15,926)	(41,490)	(48,221)
Total charge offs (8)	(46,566)	(26,067)	(101,467)	(151,028)
Recoveries:
Residential Mortgage	972	214	2,159	584
Commercial Mortgage (9)	335	20	414	6,515
Commercial and Industrial (10)	929	327	1,885	3,386
Construction (11)	140	176	301	2,379
Consumer and Finance Leases	2,303	1,602	6,526	6,323
Total recoveries (12)	4,679	2,339	11,285	19,187
Net Charge-Offs	(41,887)	(23,728)	(90,182)	(131,841)
Allowance for loan and lease losses, end of period	$214,070	$228,966	$214,070	$228,966

Allowance for loan and lease losses to period end total loans held for
investment	2.42%	2.50%	2.42%	2.50%
Net charge-offs (annualized) to average loans outstanding during the
period	1.90%	1.04%	1.35%	1.91%

Net charge-offs (annualized), excluding net charge-offs of $61.4 million related to
the bulk sale of assets in 2015, to average loans outstanding during the period	1.90%	1.04%	1.35%	1.03%
Provision for loan and lease losses to net charge-offs during the
period	0.51x	1.31x	0.70x	1.05x

Provision for loan and lease losses to net charge-offs during the
period, excluding the impact of the bulk sale of assets in 2015	0.51x	1.31x	0.70x	1.30x
___________
(1)	For the nine-month period ended September 30, 2015, includes a provision of $33.8 million associated with the bulk sale of assets.
(2)	For the nine-month period ended September 30, 2015, includes a provision of $10.8 million associated with the bulk sale of assets.
(3)	For the nine-month period ended September 30, 2015, includes a provision of $2.4 million associated with the bulk sale of assets.
(4)	For the nine-month period ended September 30, 2015, includes a provision of $46.9 million associated with the bulk sale of assets.
(5)	For the nine-month period ended September 30, 2015, includes charge-offs of $43.2 million associated with the bulk sale of assets.
(6)	For the nine-month period ended September 30, 2015, includes charge-offs of $22.6 million associated with the bulk sale of assets.
(7)	For the nine-month period ended September 30, 2015, includes charge-offs of $4.1 million associated with the bulk sales of assets.
(8)	For the nine-month period ended September 30, 2015, includes charge-offs of $69.8 million associated with the bulk sale of assets.
(9)	For the nine-month period ended September 30, 2015, includes recoveries of $5.6 million associated with the bulk sale of assets.
(10)	For the nine-month period ended September 30, 2015, includes recoveries of $2.0 million associated with the bulk sale of assets.
(11)	For the nine-month period ended September 30, 2015, includes recoveries of $0.8 million associated with the bulk sale of assets.
(12)	For the nine-month period ended September 30, 2015, includes recoveries of $8.4 million associated with the bulk sale of assets.

The following table sets forth information concerning the allocation of the allowance for loan and lease losses by loan category and the percentage of loan balances in each category to the total of such loans as of the dates indicated:

	As of		As of
	September 30, 2016		December 31, 2015
(In thousands)	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans

Residential mortgage	$35,966	37%	$39,570	36%
Commercial mortgage loans	56,252	17%	68,211	16%
Construction loans	5,348	1%	3,519	2%
Commercial and Industrial loans	65,728	25%	68,768	26%
Consumer loans and finance leases	50,776	20%	60,642	20%
	$214,070	100%	$240,710	100%

    The following table sets forth information concerning the composition of the Corporation's allowance for loan and lease losses as of September 30, 2016 and December 31, 2015 by loan category and by whether the allowance and related provisions were calculated individually or through a general valuation allowance.

As of September 30, 2016	Residential Mortgage Loans	Commercial Mortgage Loans			Consumer and Finance Leases
				Construction Loans
(Dollars in thousands)			C&I Loans			Total
Impaired loans without specific reserves:
Principal balance of loans, net of charge-offs	$64,198	$51,974	$17,069	$1,016	$4,826	$139,083
Impaired loans with specific reserves:
Principal balance of loans, net of charge-offs	379,841	146,526	161,105	46,691	39,608	773,771
Allowance for loan and lease losses	9,667	25,907	28,668	3,004	5,436	72,682
Allowance for loan and lease losses to principal
balance	2.55%	17.68%	17.79%	6.43%	13.72%	9.39%
PCI loans:
Carrying value of PCI loans	165,014	3,127	-	-	-	168,141
Allowance for PCI loans	6,638	219	-	-	-	6,857
Allowance for PCI loans to carrying value	4.02%	7.00%	-	-	-	4.08%
Loans with general allowance:
Principal balance of loans	2,690,889	1,343,387	1,988,837	76,591	1,682,955	7,782,659
Allowance for loan and lease losses	19,661	30,126	37,060	2,344	45,340	134,531
Allowance for loan and lease losses to principal
balance	0.73%	2.24%	1.86%	3.06%	2.69%	1.73%
Total loans held for investment:
Principal balance of loans	$3,299,942	$1,545,014	$2,167,011	$124,298	$1,727,389	$8,863,654
Allowance for loan and lease losses	35,966	56,252	65,728	5,348	50,776	214,070
Allowance for loan and lease losses to principal
balance (1)	1.09%	3.64%	3.03%	4.30%	2.94%	2.42%

	Residential Mortgage Loans	Commercial Mortgage Loans			Consumer and Finance Leases
				Construction Loans
(Dollars in thousands)			C&I Loans			Total

As of December 31, 2015
Impaired loans without specific reserves:
Principal balance of loans, net of charge-offs	$65,495	$54,048	$27,492	$42,512	$2,618	$192,165

Impaired loans with specific reserves:
Principal balance of loans, net of charge-offs	395,173	27,479	143,214	11,004	37,474	614,344
Allowance for loan and lease losses	21,787	3,073	18,096	1,202	8,423	52,581
Allowance for loan and lease losses to principal
balance	5.51%	11.18%	12.64%	10.92%	22.48%	8.56%

PCI loans:
Carrying value of PCI loans	170,766	3,147	-	-	-	173,913
Allowance for PCI loans	3,837	125	-	-	-	3,962
Allowance for PCI loans to carrying value	2.25%	3.97%	-	-	-	2.28%

Loans with general allowance:
Principal balance of loans	2,713,285	1,453,132	2,075,807	102,679	1,787,057	8,131,960
Allowance for loan and lease losses	13,946	65,013	50,672	2,317	52,219	184,167
Allowance for loan and lease losses to principal
balance	0.51%	4.47%	2.44%	2.26%	2.92%	2.26%

Total loans held for investment:
Principal balance of loans	$3,344,719	$1,537,806	$2,246,513	$156,195	$1,827,149	$9,112,382
Allowance for loan and lease losses	39,570	68,211	68,768	3,519	60,642	240,710
Allowance for loan and lease losses to principal
balance (1)	1.18%	4.44%	3.06%	2.25%	3.32%	2.64%

__________
(1)

Loans used in the denominator include PCI loans of $168.1 million and $173.9 million as of September 30, 2016 and December 31, 2015, respectively. However, the Corporation separately tracks and reports PCI loans and excludes these loans from the amounts of non-performing loans, impaired loans, Troubled Debt Restructurings ("TDRs") and non-performing assets.

The following tables show the activity for impaired loans held for investment and the related specific reserve during the quarter and nine-month period ended September 30, 2016 and 2015:

		Quarter Ended September 30,		Nine-Month Period Ended September 30, 2016

		2016	2015	2016	2015
		(In thousands)		(In thousands)
	Impaired Loans:
	Balance at beginning of period	$953,774	$824,816	$806,509	$945,407
	Loans determined impaired during the period	26,613	37,528	261,544	135,350
	Charge-offs (1)	(30,426)	(7,498)	(50,027)	(90,026)
	Loans sold, net of charge-offs	-	-	-	(67,836)
	Increase to impaired loans - additional disbursements	1,091	408	2,852	2,524
	Reclassification from loans held for sale	-	40,005	-	40,005
	Foreclosures	(11,856)	(12,858)	(28,466)	(33,044)
	Loans no longer considered impaired	(2,674)	(25,877)	(27,560)	(39,062)
	Paid in full or partial payments	(23,668)	(13,811)	(51,998)	(50,605)
	Balance at end of period	$912,854	$842,713	$912,854	$842,713

(1)	Includes $63.9 million of charge-offs related to a bulk sale of assets completed in the second quarter of 2015, mostly comprised of non-performing and adversely classified commercial loans.

		Quarter Ended September 30,		Nine-Month Period Ended September 30,
		2016	2015	2016	2015
		(In thousands)		(In thousands)
	Specific Reserve:
	Balance at beginning of period	$86,372	$49,918	$52,581	$55,205
	Provision for loan losses	16,619	9,439	70,011	81,796
	Net charge-offs	(30,309)	(7,498)	(49,910)	(85,142)
	Balance at end of period	$72,682	$51,859	$72,682	$51,859

As of September 30, 2016, the Corporation maintained a $2.1 million reserve for unfunded loan commitments mainly related to an outstanding adversely classified floor plan relationship. The reserve for unfunded loan commitments is an estimate of the losses inherent in off-balance sheet loan commitments to borrowers that are experiencing financial difficulties at the balance sheet date. It is calculated by multiplying an estimated loss factor by an estimated probability of funding, and then by the period-end amounts for unfunded commitments. The reserve for unfunded loan commitments is included as part of accounts payable and other liabilities in the consolidated statement of financial condition.

Non-performing Loans and Non-performing Asset

Total non-performing assets consist of non-performing loans (generally loans held for investment or loans held for sale on which the recognition of interest income has been discontinued when the loan became 90 days past due or earlier if the full and timely collection of interest or principal is uncertain), foreclosed real estate, other repossessed properties, and non-performing investment securities.  When a loan is placed in non-performing status, any interest previously recognized and not collected is reversed and charged against interest income.

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

Purchased Credit Impaired Loans — PCI loans were recorded at fair value at acquisition. Since the initial fair value of these loans included an estimate of credit losses expected to be realized over the remaining lives of the loans, the subsequent accounting for PCI loans differs from the accounting for non-PCI loans. The Corporation, therefore, separately tracks and reports PCI loans and excludes these from the amounts of non-performing loans, impaired loans, TDRs, and non-performing assets.

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

Other Non-Performing Assets

This category consists of bonds of the GDB and the Puerto Rico Public Buildings Authority placed in non-performing status in the third quarter of 2016 as these entities had recently defaulted on interest due on bonds held by the Corporation as part of its available-for-sale investment securities portfolio.

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

The following table presents non-performing assets as of the dates indicated:

	September 30,	December 31,
(Dollars in thousands)	2016	2015

Non-performing loans held for investment:
Residential mortgage	$162,201	$169,001
Commercial mortgage	191,449	51,333
Commercial and Industrial	137,016	137,051
Construction	50,767	54,636
Finance leases	1,969	2,459
Consumer	23,310	28,293
Total non-performing loans held for investment	$566,712	$442,773
OREO	139,446	146,801
Other repossessed property	9,416	12,223
Other assets (1)	20,393	-
Total non-performing assets, excluding loans held for sale	$735,967	$601,797

Non-performing loans held for sale	8,079	8,135
Total non-performing assets, including loans held for sale (2) (3)	$744,046	$609,932

Past due loans 90 days and still accruing (4) (5)	$138,442	$163,197
Non-performing assets to total assets	6.16%	4.85%
Non-performing loans held for investment to total loans held for investment	6.39%	4.86%
Allowance for loan and lease losses	$214,070	$240,710
Allowance to total non-performing loans held for investment	37.77%	54.36%
Allowance to total non-performing loans held for investment,
excluding residential real estate loans	52.92%	87.92%

___________
(1)

Bonds of the GDB and the Puerto Rico Public Buildings Authority held as part of the available-for-sale investment securities portfolio with an amortized cost of $35.6 million (including accrued interest of $0.9 million), recorded on the Corporation's books at their aggregate fair value of $19.5 million.

(2)

PCI loans accounted for under ASC 310-30 of $168.1 million and $173.9 million as of September 30, 2016 and December 31, 2015, respectively, are excluded and not considered non-performing due to the application of the accretion method, under which these loans will accrete interest income over the remaining life of the loans using estimated cash flow analysis.

(3)

Non-performing assets exclude $415.9 million and $414.9 million of TDR loans that are in compliance with the modified terms and in accrual status as of September 30, 2016 and December 31, 2015, respectively.

(4)

It is the Corporation's policy to report delinquent residential mortgage loans insured by the FHA or guaranteed by the VA as past-due loans 90 days and still accruing as opposed to non-performing loans since the principal repayment is insured. These balances include $29.6 million of residential mortgage loans insured by the FHA or guaranteed by the VA that are over 15 months delinquent and are no longer accruing interest as of September 30, 2016.

(5)

Amount includes PCI loans with individual delinquencies over 90 days and still accruing with a carrying value as of September 30, 2016 and December 31, 2015 of approximately $27.9 million and $23.2 million, respectively, primarily related to loans acquired from Doral Bank in the first quarter of 2015 and from Doral Financial in the second quarter of 2014.

The following table shows non-performing assets by geographic segment:

	September 30,	December 31,
(Dollars in thousands)	2016	2015
Puerto Rico:
Non-performing loans held for investment:
Residential mortgage	$138,147	$147,975
Commercial mortgage	176,474	34,917
Commercial and Industrial	132,180	131,450
Construction	11,124	11,894
Finance leases	1,969	2,459
Consumer	22,213	26,329
Total non-performing loans held for investment	482,107	355,024

OREO	129,365	133,121
Other repossessed property	9,369	12,115
Other assets (1)	20,393	-
Total non-performing assets, excluding loans held for sale	$641,234	$500,260
Non-performing loans held for sale	8,079	8,135
Total non-performing assets, including loans held for sale (2)	$649,313	$508,395
Past due loans 90 days and still accruing (3)	$134,611	$154,915

Virgin Islands:
Non-performing loans held for investment:
Residential mortgage	$18,250	$14,228
Commercial mortgage	9,459	10,073
Commercial and Industrial	4,836	5,601
Construction	39,643	42,590
Consumer	398	471
Total non-performing loans held for investment	72,586	72,963

OREO	6,793	5,458
Other repossessed property	-	32
Total non-performing assets	$79,379	$78,453
Past due loans 90 days and still accruing	$1,910	$8,173

United States:
Non-performing loans held for investment:
Residential mortgage	$5,804	$6,798
Commercial mortgage	5,516	6,343
Construction	-	152
Consumer	699	1,493
Total non-performing loans held for investment	12,019	14,786

OREO	3,288	8,222
Other repossessed property	47	76
Total non-performing assets	$15,354	$23,084
Past due loans 90 days and still accruing	$1,921	$109

____________
(1)

Bonds of the GDB and the Puerto Rico Public Buildings Authority held as part of the available-for-sale investment securities portfolio with an amortized cost of $35.6 million (including accrued interest of $0.9 million), recorded on the Corporation's books at their aggregate fair value of $19.5 million.

(2)

PCI loans accounted for under ASC 310-30 of $168.1 million and $173.9 million as of September 30, 2016 and December 31, 2015, respectively, are excluded and not considered non-performing due to the application of the accretion method, under which these loans will accrete interest income over the remaining life of the loans using estimated cash flow analysis.

(3)

Amount includes PCI loans with individual delinquencies over 90 days and still accruing with a carrying value as of September 30, 2016 and December 31, 2015 of approximately $27.9 million and $23.2 million, respectively, primarily related to loans acquired from Doral Bank in the first quarter of 2015 and from Doral Financial in the second quarter of 2014.

Total non-performing loans, including non-performing loans held for sale, were $574.8 million as of September 30, 2016.  This represents an increase of $123.9 million from $450.9 million as of December 31, 2015.  The increase was primarily attributable to the inflow in the first quarter of 2016 of the $112.8 million exposure to commercial mortgage loans guaranteed by the TDF and the inflow in the second quarter of 2016 of a $35.0 million commercial relationship in Puerto Rico. The increase resulting from the inflow of large commercial loans was partially offset by reductions in non-performing residential and consumer loan balances.

Non-performing commercial mortgage loans increased by $140.1 million to $191.4 million as of September 30, 2016 from $51.3 million as of December 31, 2015. The increase was primarily driven by the aforementioned inflow of the $112.8 million exposure to loans guaranteed by the TDF in the first quarter of 2016 and the inflow of a $20.7 million loan that is part of the aforementioned $35.0 million commercial relationship in Puerto Rico placed in non-performing status in the second quarter of 2016. Total inflows of non-performing commercial mortgage loans of $166.0 million during the first nine months of 2016 increased by $151.8 million compared to inflows of $14.2 million for the same period in 2015.

Non-performing C&I loans remained relatively flat at $137.0 million as of September 30, 2016 compared to $137.1 million as of December 31, 2015.  The slight decrease was driven by charge-offs and collections that were almost entirely offset by new inflows, including a $14.3 million loan which is also part of the aforementioned $35.0 million commercial relationship in Puerto Rico placed in non-performing status in the second quarter of 2016.  Total inflows of non-performing C&I loans were $35.2 million during the first nine months of 2016, a decrease of $52.6 million compared to inflows of $87.8 million for the same period in 2015.

Non-performing construction loans, including non-performing construction loans held for sale, decreased by $3.9 million to $58.8 million from $62.8 million as of December 31, 2015, primarily from a combination of cash collections, charge-offs and foreclosures. The inflows of non-performing construction loans during the first nine months of 2016 amounted to $1.0 million compared to inflows of $0.5 million for the same period in 2015.

The following tables present the activity of commercial and construction non-performing loans held for investment:

	Commercial Mortgage	Commercial & Industrial	Construction	Total
(In thousands)
Quarter ended September 30, 2016
Beginning balance	$200,376	$154,405	$52,549	$407,330
Plus:
Additions to non-performing	9,040	3,603	353	12,996
Less:
Loans returned to accrual status	(646)	(828)	(255)	(1,729)
Non-performing loans transferred to OREO	(1,064)	(514)	(25)	(1,603)
Non-performing loans charge-offs	(13,840)	(10,587)	(19)	(24,446)
Loan collections	(3,797)	(7,683)	(1,836)	(13,316)
Reclassification	1,380	(1,380)	-	-
Ending balance	$191,449	$137,016	$50,767	$379,232

	Commercial Mortgage	Commercial & Industrial	Construction	Total
(In thousands)
Nine-Month Period Ended September 30, 2016
Beginning balance	$51,333	$137,051	$54,636	243,020
Plus:
Additions to non-performing	165,999	35,211	959	202,169
Less:
Loans returned to accrual status	(1,265)	(1,570)	(255)	(3,090)
Non-performing loans transferred to OREO	(2,808)	(2,051)	(821)	(5,680)
Non-performing loans charge-offs	(15,468)	(16,180)	(599)	(32,247)
Loan collections	(7,316)	(14,549)	(3,075)	(24,940)
Reclassification	974	(896)	(78)	-
Ending balance	$191,449	$137,016	$50,767	$379,232

	Commercial Mortgage	Commercial & Industrial	Construction	Total
(In thousands)
Quarter ended September 30, 2015
Beginning balance	$95,088	$143,935	$16,118	$255,141
Plus:
Additions to non-performing	4,530	5,756	57	10,343
Less:
Loans returned to accrual status	(24,998)	(251)	(30)	(25,279)
Non-performing loans transferred to OREO	(866)	(2,531)	(102)	(3,499)
Non-performing loans charge-offs	(3,522)	(805)	(70)	(4,397)
Loan collections	(1,253)	(4,249)	(7)	(5,509)
Reclassification from loans held for sale	-	-	40,005	40,005
Ending balance	$68,979	$141,855	$55,971	$266,805

	Commercial Mortgage	Commercial & Industrial	Construction	Total
(In thousands)
Nine-Month Period Ended September 30, 2015
Beginning balance	$148,473	$122,547	$29,354	$300,374
Plus:
Additions to non-performing	14,234	87,835	465	102,534
Less:
Loans returned to accrual status	(31,625)	(1,126)	(52)	(32,803)
Non-performing loans transferred to OREO	(7,692)	(7,910)	(487)	(16,089)
Non-performing loans charge-offs	(26,850)	(25,220)	(4,754)	(56,824)
Loan collections	(9,799)	(11,584)	(1,336)	(22,719)
Reclassification from loans held for sale	-	-	40,005	40,005
Other Reclassification	-	-	(249)	(249)
Non-performing loans sold, net of charge-offs	(17,762)	(22,687)	(6,975)	(47,424)
Ending balance	$68,979	$141,855	$55,971	$266,805

Total non-performing commercial and construction loans, including non-performing loans held for sale, with a book value of $387.3 million as of September 30, 2016, are being carried at 58.2% of unpaid principal balance, net of reserves and accumulated charge-offs.

    Non-performing residential mortgage loans decreased by $6.8 million to $162.2 million as of September 30, 2016 from $169.0 million as of December 31, 2015.  The decrease was mainly driven by loans brought current, modifications through TDRs after a sustained performance period, foreclosures, and charge-offs during the first nine months of 2016, partially offset by inflows of $71.0 million.  The inflows of non-performing residential mortgage loans during the first nine months of 2016 amounted to $71.0 million compared to inflows of $71.7 million for the same period in 2015.  Approximately $53.1 million, or 33% of total non-performing residential mortgage loans, have been written down to their net realizable value and no specific reserve was allocated.

The following table presents the activity of residential non-performing loans held for investment:

	Quarter Ended	Nine-Month Period Ended
	September 30, 2016
	(In thousands)

Beginning balance	$164,399	$169,001
Plus:
Additions to non-performing	26,142	71,005
Less:
Loans returned to accrual status	(10,028)	(28,283)
Non-performing loans transferred to OREO	(11,574)	(26,120)
Non-performing loans charge-offs	(6,259)	(18,914)
Loan collections	(479)	(4,488)
Ending balance	$162,201	$162,201

	Quarter Ended	Nine-Month Period Ended
	September 30, 2015
	(In thousands)

Beginning balance	$175,035	$180,707
Plus:
Additions to non-performing	27,392	71,663
Less:
Loans returned to accrual status	(12,452)	(40,360)
Non-performing loans transferred to OREO	(10,833)	(21,511)
Non-performing loans charge-offs	(2,790)	(10,251)
Loan collections	(1,797)	(5,942)
Reclassification	-	249
Ending balance	$174,555	$174,555

The amount of non-performing consumer loans, including finance leases, showed a $5.5 million decrease during the first nine months of 2016 to $25.3 million compared to $30.8 million as of December 31, 2015.  The decrease was mainly related to charge-offs and cash collections, primarily auto loans.  The inflows of non-performing consumer loans of $32.6 million for the first nine months of 2016 decreased by $7.6 million compared to inflows of $40.2 million for the same period in 2015.

As of September 30, 2016, approximately $218.3 million of the loans placed in non-accrual status, mainly commercial loans, were current, or had delinquencies of less than 90 days in their interest payments, including $121.3 million of TDRs maintained in nonaccrual status until the restructured loans meet the criteria of sustained payment performance under the revised terms for reinstatement to accrual status and there is no doubt about full collectability. Collections on these loans are being recorded on a cash basis through earnings, or on a cost-recovery basis, as conditions warrant.

     During the nine-month period ended September 30, 2016, interest income of approximately $10.1 million related to non-performing loans with a carrying value of $379.8 million as of September 30, 2016, mainly non-performing construction and commercial loans, was applied against the related principal balances under the cost-recovery method.

    As of September 30, 2016, approximately $101.7 million, or 18%, of total non-performing loans held for investment have been charged-off to their net realizable value and no specific reserve was allocated, as shown in the following table:

(Dollars in thousands)	Residential Mortgage Loans	Commercial Mortgage Loans	C&I Loans	Construction Loans	Consumer and Finance Leases	Total
As of September 30, 2016
Non-performing loans held for investment
charged-off to realizable value	$53,139	$31,402	$14,872	$1,016	$1,304	$101,733
Other non-performing loans held
for investment	109,062	160,047	122,144	49,751	23,975	464,979
Total non-performing loans held
for investment	$162,201	$191,449	$137,016	$50,767	$25,279	$566,712

Allowance to non-performing loans held for
investment	22.17%	29.38%	47.97%	10.53%	200.86%	37.77%
Allowance to non-performing loans held for
investment, excluding non-performing loans
charged-off to realizable value	32.98%	35.15%	53.81%	10.75%	211.79%	46.04%

As of December 31, 2015
Non-performing loans held for investment
charged-off to realizable value	$53,612	$15,190	$27,492	$39,466	$1,282	$137,042
Other non-performing loans held
for investment	115,389	36,143	109,559	15,170	29,470	305,731
Total non-performing loans held
for investment	$169,001	$51,333	$137,051	$54,636	$30,752	$442,773

Allowance to non-performing loans held for
investment	23.41%	132.88%	50.18%	6.44%	197.20%	54.36%
Allowance to non-performing loans held for
investment, excluding non-performing loans
charged-off to realizable value	34.29%	188.73%	62.77%	23.20%	205.78%	78.73%

The Corporation provides homeownership preservation assistance to its customers through a loss mitigation program in Puerto Rico that is similar to the U.S. government’s Home Affordable Modification Program guidelines. Depending upon the nature of borrowers’ financial condition, restructurings or loan modifications through this program as well as other restructurings of individual commercial, commercial mortgage, construction, and residential mortgage loans fit the definition of a TDR. A restructuring of a debt constitutes a TDR if the creditor for economic or legal reasons related to the debtor’s financial difficulties grants a concession to the debtor that it would not otherwise consider. Modifications involve changes in one or more of the loan terms that bring a defaulted loan current and provide sustainable affordability. Changes may include the refinancing of any past-due amounts, including interest and escrow, the extension of the maturity of the loan and modifications of the loan rate. As of September 30, 2016, the Corporation’s total TDR loans held for investment of $656.3 million consisted of $378.7 million of residential mortgage loans, $150.9 million of commercial and industrial loans, $44.0 million of commercial mortgage loans, $40.2 million of construction loans, and $42.5 million of consumer loans.

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

Prior to permanently modifying a loan, the Corporation may enter into trial modifications with certain borrowers. Trial modifications generally represent a six-month period during which the borrower makes monthly payments under the anticipated modified payment terms prior to a formal modification. Upon successful completion of a trial modification, the Corporation and the borrower enter into a permanent modification. TDR loans that are participating in, or that have been offered a binding trial modification are classified as TDRs when the trial offer is made and continue to be classified as TDRs regardless of whether the borrower enters into a permanent modification. As of September 30, 2016, the Corporation classified an additional $5.6 million of residential mortgage loans as TDRs that were participating in or had been offered a trial modification.

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

The following table provides a breakdown between accrual and nonaccrual status of TDRs:

(In thousands)	September 30, 2016

	Accrual	Nonaccrual (1)	Total TDRs

Non-FHA/VA Residential Mortgage loans	$296,840	$81,881	$378,721
Commercial Mortgage Loans	28,699	15,273	43,972
Commercial and Industrial Loans	58,004	92,886	150,890
Construction Loans	1,205	38,985	40,190
Consumer Loans - Auto	16,561	8,462	25,023
Finance Leases	2,437	139	2,576
Consumer Loans - Other	12,173	2,773	14,946
Total Troubled Debt Restructurings	$415,919	$240,399	$656,318

(1)

Included in non-accrual loans are $121.3 million in loans that are performing under the terms of the restructuring agreements but are reported in non-accrual status until the restructured loans meet the criteria of sustained payment performance under the revised terms for reinstatement to accrual status and are deemed fully collectible.

  The OREO portfolio, which is part of non-performing assets, decreased by $7.4 million. The following tables show the composition of the OREO portfolio as of September 30, 2016 and December 31, 2015 as well as the activity during the nine-month period ended September 30, 2016 of the OREO portfolio by geographic region:

OREO Composition by Region

(In thousands)	As of September 30, 2016
	Puerto Rico	Virgin Islands	Florida	Consolidated
Residential	$42,457	$509	$2,921	$45,887
Commercial	75,450	5,221	367	81,038
Construction	11,475	1,046	-	12,521
	$129,382	$6,776	$3,288	$139,446

(In thousands)	As of December 31, 2015
	Puerto Rico	Virgin Islands	Florida	Consolidated
Residential	$37,501	$838	$5,224	$43,563
Commercial	86,423	111	1,315	87,849
Construction	9,197	4,509	1,683	15,389
	$133,121	$5,458	$8,222	$146,801

OREO Activity by Region

(In thousands)	As of September 30, 2016
	Puerto Rico	Virgin Islands	Florida	Consolidated
Beginning Balance	$133,121	$5,458	$8,222	$146,801
Additions	34,127	2,248	1,237	37,612
Sales	(24,389)	(889)	(6,109)	(31,387)
Fair value adjustments	(13,477)	(41)	(62)	(13,580)
Ending Balance	$129,382	$6,776	$3,288	$139,446

 In the third quarter of 2016, the Corporation discontinued the income recognition related to, and placed in non-performing status, the bonds of GDB and the Puerto Rico Public Buildings Authority as these entities had recently defaulted on interest due on bonds held by the Corporation as part of its available-for-sale investment securities portfolio.  As of September 30, 2016, the amortized cost of these bonds, including accrued interest of $0.9 million, was $35.6 million (net of $22.2 million in cumulative other-than temporary credit impairment charges). These bonds are recorded on the Corporation’s books at their aggregate fair value of $19.5 million.

 Net Charge-offs and Total Credit Losses

Total net charge-offs for the first nine months of 2016 were $90.2 million, or 1.35% of average loans on an annualized basis, compared to $131.8 million, or an annualized 1.91%, for the same period in 2015. The bulk sale of assets in the second quarter of 2015 added $61.4 million in net charge-offs for the first nine months of 2015. Excluding the impact of net charge-offs related to the bulk sale of assets in 2015, the $90.2 million of net charge-offs for the first nine months of 2016 increased by $19.8 million compared to adjusted net charge-offs of $70.4 million for the first nine months of 2015, driven by higher losses on residential mortgage loans as well as the impact of four large commercial loan charge-offs recorded in the third quarter of 2016, including charge-offs of $13.7 million recorded on loans guaranteed by the TDF.

C&I loans net charge-offs in the first nine months of 2016 totaled $14.4 million, or an annualized 0.89% of related average loans, compared to $26.7 million, or an annualized 1.59%, for the first nine months of 2015. C&I loans net charge-offs in the first nine months of 2015 included $20.6 million associated with the bulk sale of assets. Excluding the impact of net charge-offs related to the bulk sale of assets in 2015, the $14.4 million of C&I loans net charge-offs for the first nine months of 2016 increased by $8.3 million compared to adjusted C&I loans net charge-offs of $6.1 million for the first nine months of 2015. Substantially all of the charge-offs recorded in the first nine months of 2016 are related to loans in Puerto Rico, including charge-offs totaling $11.9 million on three commercial relationships.

Commercial mortgage loans net charge-offs in the first nine months of 2016 were $15.3 million, or an annualized 1.34% of related average loans, compared to $47.6 million, or an annualized 3.96%, for the first nine months of 2015. Commercial mortgage loans net charge-offs in the first nine months of 2015 included $37.6 million associated with the bulk sale of assets. Excluding the impact of net charge-offs related to the bulk sale of assets in 2015, the $15.3 million of commercial mortgage loans net charge-offs for the first nine months of 2016 increased by $5.3 million compared to adjusted commercial mortgage loans net charge-offs of $10.0 million for the first nine months of 2015. Most of the charge-offs recorded in the first nine months of 2016 are related to loans in Puerto Rico, including the $13.7 million charge-offs recorded on loans guaranteed by the TDF in the third quarter.  As noted above, these charge-offs are associated with two of the three credit facilities guaranteed by the TDF as the payments received on these facilities are insufficient to cover the contractual payments and the Corporation is not receiving collections from the TDF guarantee.  As such, these two facilities are collateral dependent loans; thus, the portion of the recorded investment in excess of the fair value of the collateral identified as uncollectible was charged off against the allowance for loan losses.  Approximately $12.8 million of the $13.7 million charge-offs recorded in the third quarter of 2016 on loans guaranteed by the TDF was charged against specific reserves established in prior periods.

Construction loans net charge-offs in the first nine months of 2016 were $0.3 million, or an annualized 0.29% of related average loans, compared to $2.4 million, or an annualized 1.88%, for the first nine months of 2015. Construction loans net-charge offs in the first nine months of 2015 included $3.3 million of net charge-offs related to the bulk sale of assets. Excluding the impact of net charge-offs related to the bulk sale of assets in 2015, the $0.3 million of construction loans net charge-offs for the first nine months of 2016 increased by $1.2 million compared to adjusted construction loans net recoveries of $0.9 million for the first nine months of 2015. More than half of the net construction loans net charge-offs in 2016 was related to an individual land loan in Puerto Rico fully charged-off in the second quarter.

Residential mortgage loans net charge-offs in the first nine months of 2016 were $25.2 million, or an annualized 1.02% of related average loans, compared to $13.2 million, or an annualized 0.54%, for the first nine months of 2015. The increase in the residential mortgage loans net charge-offs is mainly due to updated appraisals. Approximately $18.3 million in charge-offs for the first nine months of 2016 resulted from valuations for impairment purposes of residential mortgage loans considered homogeneous given high delinquency and loan-to-value levels compared to $8.2 million for the first nine months of 2015. Net charge-offs for residential mortgage loans also included $5.6 million related to foreclosures in the first nine months of 2016, compared to $4.7 million for the first nine months of 2015.

   Consumer and finance leases net charge-offs in the first nine months of 2016 were $35.0 million, or an annualized 2.63% of related average loans, compared to $41.9 million, or an annualized 2.91% of average loans, in the first nine months of 2015.  The decrease is mainly attributable to the auto loan portfolio.

The following table presents annualized net charge-offs to average loans held-in-portfolio:

	Quarter Ended		Nine-Month Period Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015

Residential mortgage loans	0.91%	0.59%	1.02%	0.54%
Commercial mortgage (1)	3.49%	0.95%	1.34%	3.96%
Commercial and industrial (2)	1.81%	0.17%	0.89%	1.59%
Construction loans (3)	(0.36)%	(0.17)%	0.29%	1.88%
Consumer loans (4)	2.63%	3.05%	2.63%	2.91%
Total loans (5)	1.90%	1.04%	1.35%	1.91%
_______________
(1)

For the nine-month period ended September 30, 2015, includes net charge-offs totaling $37.6 million associated with the bulk sale of assets.  The ratio of commercial mortgage net charge-offs to average loans, excluding net charge-offs associated with the bulk sale of assets, was 0.86%.

(2)

For the nine-month period ended September 30, 2015, includes net charge-offs totaling $20.6 million associated with the bulk sale of assets. The ratio of commercial and industrial net charge-offs to average loans, excluding net charge-offs associated with the bulk sale of assets, was 0.36%.

(3)

For the nine-month period ended September 30, 2015, includes net charge-offs totaling $3.3 million associated with the bulk sale of assets. The ratio of construction net charge-offs to average loans, excluding net charge-offs associated with the bulk sale of assets, was (0.70)%.

(4)	Includes lease financing.
(5)

For the nine-month period ended September 30, 2015, includes net charge-offs totaling $61.4 million associated with the bulk sale of assets. The ratio of total net charge-offs to average loans, excluding charge-offs associated with the bulk sale of assets, was 1.03%.

The following table presents annualized net charge-offs (recoveries) to average loans held-in-portfolio by geographic segment:

	Quarter Ended		Nine-Month Period Ended
	September 30,	September 30,	September 30,	September 30,
	2016	2015	2016	2015
PUERTO RICO:
Residential mortgage	1.16%	0.73%	1.30%	0.68%
Commercial mortgage (1)	4.59%	1.20%	1.73%	4.94%
Commercial and Industrial (2)	2.43%	0.21%	1.17%	1.94%
Construction (3)	0.01%	0.28%	1.08%	6.80%
Consumer and finance leases (4)	2.71%	3.16%	2.74%	3.02%
Total loans (5)	2.39%	1.27%	1.68%	2.33%
VIRGIN ISLANDS:
Residential mortgage	0.31%	0.02%	0.17%	0.06%
Commercial mortgage (6)	(0.44)%	0.00%	(0.16)%	0.00%
Commercial and Industrial (7)	0.01%	0.03%	(0.01)%	0.34%
Construction	0.13%	0.12%	0.31%	0.20%
Consumer and finance leases	0.95%	0.75%	0.89%	0.26%
Total loans	0.20%	0.08%	0.17%	0.14%
FLORIDA:
Residential mortgage	0.02%	0.11%	0.04%	0.03%
Commercial mortgage (8)	(0.20)%	0.04%	(0.05)%	0.35%
Commercial and Industrial (9)	0.00%	0.00%	(0.01)%	0.00%
Construction (10)	(1.58)%	(1.90)%	(1.41)%	(6.98)%
Consumer and finance leases	1.40%	0.81%	0.65%	0.90%
Total loans (11)	(0.03)%	0.03%	(0.01)%	(0.05)%

(1)

For the nine-month period ended September 30, 2015, includes net charge-offs totaling $37.6 million associated with the bulk sale of assets. The ratio of commercial mortgage net charge-offs to average loans in Puerto Rico, excluding net charge-offs associated with the bulk sale of assets, was 1.02%.

(2)

For the nine-month period ended September 30, 2015, includes net charge-offs totaling $20.6 million associated with the bulk sale of assets. The ratio of commercial and industrial net charge-offs to average loans in Puerto Rico, excluding net charge-offs associated with the bulk sale of assets, was 0.42%.

(3)

For the nine-month period ended September 30, 2015, includes net charge-offs totaling $3.3 million associated with the bulk sale of assets. The ratio of construction net charge-offs to average loans in Puerto Rico, excluding net charge-offs associated with the bulk sale of assets, was 0.93%.

(4)	Includes lease financing.
(5)

For the nine-month period ended September 30, 2015, includes net charge-offs totaling $61.4 million associated with the bulk sale of assets. The ratio of total net charge-offs to average loans in Puerto Rico, excluding net charge-offs associated with the bulk sale of assets, was 1.26%.

(6)	For the third quarter and nine-month period ended September 30, 2016, recoveries in commercial mortgage loans in the Virgin Islands exceeded charge-offs.
(7)	For the nine-month period ended September 30, 2016, recoveries in commercial and industrial loans in the Virgin Islands exceeded charge-offs.
(8)	For the third quarter and nine-month period ended September 30, 2016, recoveries in commercial mortgage loans in Florida exceeded charge-offs.
(9)	For the nine-month period ended September 30, 2016, recoveries in commercial and industrial loans in Florida exceeded charge-offs.
(10)	For the third quarter and nine-month period ended September 30, 2015, and the nine-month period ended September 30, 2016, recoveries in construction loans in Florida exceeded charge-offs.
(11)	For the third quarter and nine-month period ended September 30, 2016, and the nine-month period ended September 30, 2015, recoveries in total loans in Florida exceeded charge-offs.

The above ratios are based on annualized charge-offs and are not necessarily indicative of the results expected for the entire year or in subsequent periods.

   Total credit losses (equal to net charge-offs plus losses on OREO operations) for the first nine months of 2016 amounted to $99.3 million, or 1.59% on an annualized basis to average loans and repossessed assets, in contrast to credit losses of $143.7 million, or 2.06% on an annual basis to average loans and repossessed assets, for the same period in 2015.

The following table presents a detail of the OREO inventory and credit losses for the periods indicated:

	Quarter Ended		Nine-Month Period Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(Dollars in thousands)
OREO
OREO balances, carrying value:
Residential	$45,887	$37,996	$45,887	$37,996
Commercial	81,038	71,124	81,038	71,124
Construction	12,521	15,322	12,521	15,322
Total	$139,446	$124,442	$139,446	$124,442
OREO activity (number of properties):
Beginning property inventory	566	472	549	458
Properties acquired	123	108	309	252
Properties disposed	(94)	(63)	(263)	(193)
Ending property inventory	595	517	595	517
Average holding period (in days)
Residential	309	370	309	370
Commercial	730	523	730	523
Construction	920	1,173	920	1,173
	609	559	609	559
OREO operations (loss) gain:
Market adjustments and (losses) gain on sale:
Residential	$(473)	$(475)	$(1,608)	$(2,347)
Commercial	(1,772)	(3,466)	(7,190)	(6,630)
Construction	374	(192)	245	(902)
	(1,871)	(4,133)	(8,553)	(9,879)
Other OREO operations expenses	(732)	(212)	(581)	(1,968)
Net Loss on OREO operations	$(2,603)	$(4,345)	$(9,134)	$(11,847)
CHARGE-OFFS
Residential charge-offs, net	(7,542)	(4,880)	(25,193)	(13,231)
Commercial charge-offs, net	(23,053)	(4,597)	(29,703)	(74,304)
Construction recoveries (charge-offs), net	121	73	(322)	(2,408)
Consumer and finance leases charge-offs, net	(11,413)	(14,324)	(34,964)	(41,898)
Total charge-offs, net	(41,887)	(23,728)	(90,182)	(131,841)
TOTAL CREDIT LOSSES (1)	$(44,490)	$(28,073)	$(99,316)	$(143,688)
LOSS RATIO PER CATEGORY (2)
Residential	0.96%	0.64%	1.07%	0.63%
Commercial	2.65%	0.85%	1.30%	2.77%
Construction	(1.35)%	0.26%	0.06%	2.35%
Consumer	2.61%	3.03%	2.62%	2.89%
TOTAL CREDIT LOSS RATIO (3)	2.06%	1.22%	1.59%	2.06%

(1) Equal to OREO operations (losses) gains plus charge-offs, net.
(2) Calculated as net charge-offs plus market adjustments and gains (losses) on sale of OREO divided by average loans and repossessed assets.
(3) Calculated as net charge-offs plus net losses on OREO operations divided by average loans and repossessed assets.

Operational Risk

   The Corporation faces ongoing and emerging risk and regulatory pressure related to the activities that surround the delivery of banking and financial products. Coupled with external influences such as market conditions, security risks, and legal risks, the potential for operational and reputational loss has increased. In order to mitigate and control operational risk, the Corporation has developed, and continues to enhance, specific internal controls, policies and procedures that are designed to identify and manage operational risk at appropriate levels throughout the organization. The purpose of these mechanisms is to provide reasonable assurance that the Corporation’s business operations are functioning within the policies and limits established by management.

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

Concentration Risk

The Corporation conducts its operations in a geographically concentrated area, as its main market is Puerto Rico. However, the Corporation has diversified its geographical risk as evidenced by its operations in the Virgin Islands and in Florida. Of the total gross loans held for investment of $8.9 billion as of September 30, 2016, approximately 78% have credit risk concentration in Puerto Rico, 15% in the United States, and 7% in the Virgin Islands.

Exposure to Puerto Rico Government

   As of September 30, 2016, the Corporation had $325.9 million of direct exposure to the Puerto Rico Government, its municipalities and public corporations, compared to $360.7 million as of December 31, 2015.  Approximately $191.9 million of the exposure consisted of loans and obligations of municipalities in Puerto Rico that are supported by assigned property tax revenues and for which, in most cases, the good faith, credit and unlimited taxing power of the applicable municipality have been pledged to their repayment. Approximately 89% of the Corporation’s municipality exposure consists primarily of senior priority obligations concentrated in five of the largest municipalities in Puerto Rico (San Juan, Carolina, Bayamon, Mayaguez and Guaynabo). These municipalities are required by law to levy special property taxes in such amounts as shall be required for the payment of all of their respective general obligation bonds and loans. In addition to municipalities, the total exposure to the Puerto Rico Government included $6.9 million of loans to units of the Puerto Rico central government, and approximately $83.7 million consisted of loans to public corporations, including a direct exposure to PREPA with a book value of $66.9 million as of September 30, 2016. The PREPA credit facility was placed in non-accrual status in the first quarter of 2015, and interest payments are recorded on a cost-recovery basis.  The Corporation’s total direct exposure also includes obligations of the Puerto Rico Government with an amortized cost of $43.5 million as part of its available-for-sale investment securities portfolio, net of $22.2 million in cumulative OTTI charges, and recorded at a fair value of $26.8 million as of September 30, 2016.

The following table details the Corporation’s total direct exposure to the Puerto Rico Government according to their maturities:

	As of September 30, 2016
	Investment
	Portfolio		Total
	(Amortized cost)	Loans	Exposure

	(Dollars in thousands)
Central Government:
After 1 to 5 years	$-	$6,886	$6,886
Total Central Government	-	6,886	6,886

Government Development Bank:
After 1 to 5 years	21,423	-	21,423
Total Government Development Bank	21,423	-	21,423

Puerto Rico Housing Finance Authority:
After 5 to 10 years	845	-	845
After 10 years	7,890	-	7,890
Total Puerto Rico Housing Finance Authority	8,735	-	8,735

Puerto Rico Public Buildings Authority:
After 10 years	13,315	-	13,315
Total Puerto Rico Public Buildings Authority	13,315	-	13,315

Public Corporations:
Puerto Rico Electric Power Authority and affiliates:
Due within one year	-	66,853	66,853
After 5 to 10 years	-	16,851	16,851
Total Public Corporations	-	83,704	83,704

Municipalities:
Matured (30 days past due)	-	6,160	6,160
After 1 to 5 years	1,136	29,495	30,631
After 5 to 10 years	10,741	-	10,741
After 10 years	144,313	-	144,313
Total Municipalities	156,190	35,655	191,845

Total Direct Government Exposure	$199,663	$126,245	$325,908

Furthermore, as of September 30, 2016, the Corporation had $128.0 million outstanding (book value of $112.8 million) in financings to the hotel industry in Puerto Rico under which the borrower and the operations of the underlying collateral are the primary sources of repayment and the TDF provides a secondary guarantee for payment performance, compared to $129.4 million outstanding as of December 31, 2015.  These facilities were placed in non-accrual status and classified as impaired in the first quarter of 2016, and interest payments are now applied against principal. Approximately $1.6 million of interest payments received on loans guaranteed by the TDF since late March 2016 have been applied against principal. As of the date of filing of this Form 10-Q, the largest of these three facilities is current on contractual payments as its operations are generating the cash flows to cover payments. The Corporation has been receiving partial payments from the other two facilities since their operations are insufficient to cover the entire contractual payments and the Corporation is not receiving collections from the TDF guarantee.  As such, these two facilities are collateral dependent loans and charge-offs amounting to $13.7 million were recorded in the third quarter of 2016, of which $12.8 million was charged against specific reserves established in prior periods. These loans have been adversely classified since the third quarter of 2015.   The Corporation’s collections of principal and interest from the TDF in the first half of 2016 amounted to $0.6 million compared to $5.3 million in the entire 2015 year.

The TDF is a subsidiary of the GDB that facilitates private sector financings to Puerto Rico’s hotel industry. Adverse developments related to the Puerto Rico government’s fiscal situation introduced additional uncertainty regarding the TDF’s ability to honor its guarantee, including the enactment of the Puerto Rico Emergency Moratorium and Financial Rehabilitation Act (“Act 21”), which gives Puerto Rico’s governor emergency powers to deal with Puerto Rico’s challenging fiscal situation, including the ability to declare a moratorium on all bonds and other payments.  On June 30, 2016, pursuant to Act 21, the Puerto Rico governor ordered a moratorium on the payment of $780 million of the Puerto Rico Government’s general obligations and the debt of certain other instrumentalities due on July 1, 2016.  This followed a default on the principal payment of $367 million of GDB notes due on May 1, 2016.  Puerto Rico’s governor also issued an executive order intended to protect the GDB’s liquidity by allowing withdrawals only to fund necessary costs for essential services such as health, public safety and education services. Recently, the GDB defaulted on a $28 million payment of interest due to its creditors on August 1, 2016, including interest due on GDB bonds held by the Corporation.

As of September 30, 2016, the total reserve to book value coverage ratio related to commercial loans extended to or guaranteed by the Puerto Rico Government (excluding municipalities) was 16% and the loans are being carried at 76% of unpaid principal balance, net of reserves and accumulated charge-offs.

   In addition, the Corporation had $121.4 million in indirect exposure to residential mortgage loans that are guaranteed by the Puerto Rico Housing Finance Authority. Residential mortgage loans guaranteed by the Puerto Rico Housing Finance Authority are secured by the underlying properties and the guarantees serve to cover shortfalls in collateral in the event of a borrower default. The Puerto Rico Government guarantees up to $75 million of the principal guaranteed under the mortgage loans insurance program. According to the most recently released audited financial statements of the Puerto Rico Housing Finance Authority, as of June 30, 2015, the Puerto Rico Housing Finance Authority’s mortgage loans insurance program covered loans aggregating to approximately $552 million. The regulations adopted by the Puerto Rico Housing Finance Authority require the establishment of adequate reserves to guarantee the solvency of the mortgage loans insurance fund. As of June 30, 2015, the most recent date as of which information is available, the Puerto Rico Housing Finance Authority had a restricted net position for such purposes of approximately $77.4 million.

   Furthermore, as of September 30, 2016, the Corporation had $463.5 million of public sector deposits in Puerto Rico. Approximately 32% is from municipalities and municipal agencies in Puerto Rico and 68% is from public corporations and the central government and agencies in Puerto Rico.

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

Basis of Presentation

The Corporation has included in this Form 10-Q the following financial measures that are not recognized under U.S. generally accepted accounting principles, which are referred to as non-GAAP financial measures: (i) the calculation of net interest income, interest rate spread and net interest margin rate on a tax-equivalent basis and excluding changes in the fair value of derivative instruments; (ii) the calculation of the tangible common equity ratio and the tangible book value per common share; and (iii) certain other financial measures, including net income, provision for loan and lease losses, non-interest income,  non-interest expenses and net charge-offs adjusted to exclude the effect of gain on sales of U.S. agency MBS recorded in the third quarter of 2016, severance payments on job discontinuance recorded in the third quarter of 2016, other-than-temporary impairment charges on debt securities recorded during the third quarter of 2015 and nine-month periods ended September 30, 2016 and 2015, the effect of the gain on the repurchase and cancellation of $10 million in trust-preferred securities recorded in the first nine months of 2016, the effect of the bulk sale of assets in the first nine months of 2015, and the bargain purchase gain and acquisition and conversion costs related to the acquisition of assets and assumption of deposits from Doral Bank recorded in the first nine months of 2015. Investors should be aware that non-GAAP financial measures have inherent limitations and should be read only in conjunction with the Corporation’s consolidated financial data prepared in accordance with GAAP.

     Net interest income, interest rate spread and net interest margin are reported excluding changes in the fair value of derivative instruments and on a tax-equivalent basis in order to provide to investors additional information about the Corporation’s net interest income that management uses and believes should facilitate comparability and analysis. The changes in the fair value of derivative instruments have no effect on interest due or interest earned on interest-bearing liabilities or interest-earning assets, respectively. The tax-equivalent adjustment to net interest income recognizes the income tax savings when comparing taxable and tax-exempt assets and assumes a marginal income tax rate. Income from tax-exempt earning assets is increased by an amount equivalent to the taxes that would have been paid if this income had been taxable at statutory rates. Management believes that it is a standard practice in the banking industry to present net interest income, interest rate spread, and net interest margin on a fully tax-equivalent basis. This adjustment puts all earning assets, most notably tax-exempt securities and certain loans, on a common basis that facilitates comparison of results to results of peers. Refer to “Net Interest Income” above for the table that reconciles the non-GAAP financial measure “net interest income excluding fair value changes and on a tax-equivalent basis” with net interest income calculated and presented in accordance with GAAP. The table also reconciles the non-GAAP financial measures “net interest spread and margin excluding fair value changes and on a tax-equivalent basis” with net interest spread and margin calculated and presented in accordance with GAAP.

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

    To supplement the Corporation’s financial statements presented in accordance with GAAP, the Corporation uses, and believes that investors benefit from disclosure of adjustments to the provision for loan and lease losses, non-interest income, non-interest expenses, and net income to exclude items that management believes are not reflective of core operating performance, are not expected to reoccur with any regularity, or may reoccur at uncertain times and amounts.  During the third quarter and first nine months of 2016 and 2015, the following adjustments were made for one of those reasons:

•         Adjusted provision for loan and lease losses excludes a $46.9 million charge related to the bulk sale of assets completed in the first nine months of 2015.

•         Adjusted non-interest income excludes: (i) gain on sales of U.S. agency MBS of $6.1 million for the quarter and nine month period ended September 30, 2016, (ii) OTTI charges on debt securities of $6.7 million for the nine-month period ended September 30, 2016, $0.2 million for the third quarter of 2015 and $13.3 million for the nine-month period ended September 30, 2015, (iii) a $4.2 million gain on the repurchase and cancellation of trust-preferred securities recorded for the nine-month period ended September 30, 2016, (iv) a $13.4 million bargain purchase gain on assets acquired and deposits assumed from Doral Bank recorded in the nine-month period ended September 30, 2015, and (v) a $0.6 million loss related to a commercial mortgage loan held for sale sold as part of the bulk sale of assets recorded for the nine-month period ended September 30, 2015.

•         Adjusted non-interest expenses excludes: (i) severance payments on job discontinuance of $0.3 million for the quarter and nine-month period ended September 30, 2016, (ii) acquisition and conversion costs of $4.6 million for the nine-month period ended September 30, 2015 associated with the assets acquired and liabilities assumed from Doral Bank in 2015, and (iii) expenses and losses of $1.2 million directly attributable to the bulk sale of assets recorded for the nine-month period ended September 30, 2015.

•         Adjusted net income excludes the effect of all the items mentioned in the above captions and their related tax effects.  A $0.2 million tax expense related to the taxable portion of the gain on sale of U.S. agency MBS (calculated based on the applicable capital gain tax rate of 20%) was recorded for the quarter and nine-month period ended September 30, 2016.  An income tax benefit of $0.1 million related to the severance payments on job discontinuance (calculated based on the statutory tax rate of 30%) was recorded for the quarter and nine-month period ended September 30, 2016. A $19.0 million tax benefit related to the bulk sale of assets and transaction costs (calculated based on the statutory tax rate of 39%) was recorded for the nine-month period ended September 30, 2015. A $5.2 million tax expense related to the bargain purchase gain on assets acquired and liabilities assumed from Doral Bank (calculated based on the statutory tax rate of 39%) was recorded in the nine-month period ended September 30, 2016. A tax benefit of $1.8 million (calculated based on the statutory tax rate of 39%) was recorded for the nine-month period ended September 30, 2015, related to acquisition and conversion costs associated with assets acquired and liabilities assumed from Doral Bank.  No tax benefit or expense was recognized for OTTI charges on debt securities and the gain on the repurchase and cancellation of trust-preferred securities.

Adjusted net charge-offs exclude net charge-offs of $61.4 million recorded for the nine-month period ended September 30, 2015 related to the bulk sale of assets.

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

2016 Third Quarter	As reported (GAAP)	OTTI on Debt Securities	Gain on Sale of Investment Securities	Severance payments	Tax effect	Adjusted (Non-GAAP)
(In thousands)
Non-interest income	$26,146	$-	$(6,096)	$-	$-	$20,050
Gain on sale of investment securities	$6,096	$-	$(6,096)	$-	$-	$-
Non-interest expenses	$88,303	$-	$-	$(281)	$-	$88,022
Employees' compensation and benefits	$38,005	$-	$-	$(281)	$-	$37,724
Net income	$24,074	$-	$(6,096)	$281	$76	$18,335

2015 Third Quarter	As reported (GAAP)	OTTI on Debt Securities	Gain on Sale of Investment Securities	Severance payments	Tax effect	Adjusted (Non-GAAP)
(In thousands)
Non-interest income	$18,758	$231	$-	$-	$-	$18,989
Net impairment losses on available-for-sale debt securities	$(231)	$231	$-	$-	$-	$-
Net income	$14,758	$231	$-	$-	$-	$14,989

2016 First Nine-Months	As reported (GAAP)	OTTI on Debt Securities	Gain on Sale of Investment Securities	Gain on Repurchase and Cancellation of Trust Preferred Securities	Severance Payments	Tax Effect	Adjusted (Non-GAAP)

(In thousands)
Non-interest income	$64,393	$6,687	$(6,096)	$(4,217)	$-	$-	$60,767
Gain on Sale of Investment Securities	$6,096	$-	$(6,096)	$-	$-	$-	$-
Net impairment losses on available-for-sale debt securities	$(6,687)	$6,687	$-	$-	$-	$-	$-
Gain on early extinguishment of debt	$4,217	$-	$-	$(4,217)	$-	$-	$-
Non-interest expenses	$270,844	$-	$-	$-	$(281)	$-	$270,563
Employees' compensation and benefits	$113,841	$-	$-	$-	$(281)	$-	$113,560
Net income	$69,371	$6,687	$(6,096)	$(4,217)	$281	$76	$66,102

	As Reported (GAAP)	Bargain Purchase Gain	OTTI on Debt Securities	Bulk Sale Transaction Impact	Acquisition and conversion costs	Tax effect	Adjusted (Non-GAAP)

2015 First-Nine Months

(In thousands)
Total net charge-offs (1)	$131,841	$-	$-	$(61,435)	$-	$-	$70,406
Total net charge-offs to average loans	1.91%				-	-	1.03%
Commercial mortgage	$47,600	$-	$-	$(37,590)	$-	$-	$10,010
Commercial mortgage loans net charge-offs to average loans	3.96%				-	-	0.86%
Commercial and Industrial	$26,704	$-	$-	$(20,570)	$-	$-	$6,134
Commercial and Industrial loans net charge-offs to average loans	1.59%				-	-	0.36%
Construction	$2,408	$-	$-	$(3,275)	$-	$-	$(867)
Construction loans net charge-offs to average loans	1.88%				-	-	-0.70%

Provision for loan and lease losses	$138,412	$-	$-	$(46,947)	$-	$-	$91,465

Non-interest income	$58,157	$(13,443)	$13,484	$552	$-	$-	$58,750
Bargain purchase gain	13,443	(13,443)	-	-	-	-	-
Net impairment losses on available-for-sale debt securities	(13,484)	-	13,484	-	-	-	-
Other net interest income	30,691	-	-	552	-	-	31,243

Non-interest expenses	$287,804	$-	$-	$(1,168)	$(4,646)	$-	$281,990
Employees' compensation and benefits	110,883	-	-	-	(104)	-	110,779
Occupancy and equipment	44,656	-	-	-	(118)	-	44,538
Professional fees	44,932	-	-	(918)	(3,709)	-	40,305
Business promotion	10,899	-	-	-	(437)	-	10,462
Net loss on OREO operations	11,847	-	-	(250)	-	-	11,597
Other expenses	17,117	-	-	-	(278)	-	16,839
______________
Net income	$6,330	$(13,443)	$13,484	$48,667	$4,646	$(15,549)	$44,135

1 - Charge-off percentages annualized

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       For information regarding market risk to which the Corporation is exposed, see the information contained in “Part I – Item 2 -“Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management.”

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

       First BanCorp.’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of First BanCorp.’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2016. Based on this evaluation, as of the end of the period covered by this Form 10-Q, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.

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

A significant portion of the Corporation’s financial activities and credit exposure is concentrated in the Commonwealth of Puerto Rico, which has been in an economic recession since 2006. Based on the most recent information available, the main economic indicators suggest that the Puerto Rico economy remains weak.  For fiscal years 2015, 2016 and 2017, the Puerto Rico Planning Board projects a continued economic contraction in the Commonwealth’s real gross national product (“GNP”) of 0.6%, 1.2% and 2.0%, respectively, while the Government Development Bank of Puerto Rico’s (the “GDB”) economic activity index (the “GDB-EAI”) in August 2016 decreased 1.0% on a year-over-year basis.  The GDB-EAI is a coincident index of economic activity for Puerto Rico made up of four indicators (payroll employment, electric power generation, cement sales and gasoline consumption).  The seasonally adjusted unemployment rate in Puerto Rico was 11.9% in September 2016.

Based on information published by the Puerto Rico Government, General Fund net revenues for fiscal year 2015-2016 totaled approximately $9.175 billion, a year-over-year increase of $214.4 million.  Fiscal year revenues were $116.7 million below revised estimates. Preliminary General Fund net revenues for the first three months of fiscal year 2016-2017 were $1.938 billion, an increase of $1.8 million when compared to the same quarter of fiscal year 2015-2016 and $14.7 million lower than the original estimate for the first quarter of fiscal year 2017.

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

The agreed key terms contemplate a two-step restructuring of the GDB’s obligations, in which all holders of the Old Notes, including the Ad Hoc Group, would first exchange (the “Interim Exchange”) their current holdings for new notes of the GDB, to be followed by an exchange of such new notes as part of a future global restructuring of Puerto Rico’s debt that includes the GDB’s debt. As part of the agreed key economic terms, creditors would agree to a haircut of 43.75% of the face amount of the Old Notes in the Interim Exchange. In addition, as part of the transaction, bondholders would agree to the proposed treatment of their notes, in a second step exchange as part of a Global Restructuring, that would result in an agreed haircut of 53% of the face amount of their Old Notes. The proposed terms of the Interim

Exchange require 100% participation by all bondholders, including, in addition to the Ad Hoc Group, the state-chartered credit unions in Puerto Rico and other large institutional groups in Puerto Rico.

On June 14, 2016, the Puerto Rico Government presented a revised proposal to creditors for restructuring general obligation debt, which amounted to an 81% recovery rate, up from an initial offer of 78%.  As for the two classes of COFINA debt (the debt backed by sales tax receipts), the Puerto Rico Government offered a revised recovery rate of 80% on the senior COFINA bonds, up from an initial 66% recovery rate.  On the subordinated COFINA bonds, the revised proposal was for a 60% recovery rate versus an initial proposal of a 47% recovery rate.  Under the revised proposal, the amount of money set aside for debt servicing increased by $17 billion to $106.5 billion through the year 2071. Debt service costs would not exceed 18% of fiscal year 2016 adjusted revenues or 15% in any year thereafter, assuming a nominal 2% economic growth.  On June 21, 2016, the Puerto Rico Government announced that negotiations with creditors ended without an agreement to restructure.

On June 30, 2016, President Obama signed HR 5278 Bill, the “Puerto Rico Oversight, Management, and Economic Stability Act (PROMESA), which aims to establish an oversight board, a process for restructuring debt, and expedited procedures for approving critical infrastructure projects in order to address the Puerto Rican government fiscal situation. Among the main components of the bill are:

-          The creation of an Oversight Board consisting of seven voting members, along with the Puerto Rico governor (or designee) who would serve as an ex-officio non-voting member. The Oversight Board is responsible, among other things, for approving fiscal plans and budgets as well as ensuring compliance with both. The Oversight Board also has the ability to facilitate debt restructuring negotiations.

-          Provides a mechanism for debt restructuring.  Before court supervised restructuring is permitted, the Oversight Board must certify that 1) any entity has made good faith efforts to reach a voluntary restructuring, 2) the entity has adopted procedures to deliver timely audited financial statements and has delivered drafts to any interested person to make an informed decision, 3) the entity has a fiscal plan in place, and 4) no restructuring for that entity's debt is already in place. The Oversight Board then has the exclusive authority as a last resort to initiate a proceeding in court.

-          All litigation against Puerto Rico and its instrumentalities will be on hold until at least February 15, 2017 to give time for the government and debt holders to reach voluntary agreements. This does not give the government the right to skip payments.

-          The Oversight Board will also be able to approve expedited permitting and regulatory processes for specific infrastructure revitalization projects. The projects must provide economic support, have access to private capital, and address a need in Puerto Rico’s current infrastructure.

On August 31, 2016, the president of the United States named the seven voting members of the Oversight Board that will manage Puerto Rico’s finances for at least five years as established by PROMESA. Also, on September 1, 2016, the Puerto Rico governor named the non-voting member who will serve as his representative on PROMESA’s fiscal control board. In addition, on September 30, 2016, the Board members listed the public entities to be placed under the Board’s immediate oversight. The entities placed under immediate control consist of: Puerto Rico’s central government, three retirement systems (teachers, judicial and employees), the University of Puerto Rico and all public corporations, including the Aqueduct and Sewer Authority, PREPA, the Puerto Rico Buildings Authority and the GDB.

As part of PROMESA, a Congressional Task Force on Economic Growth in Puerto Rico was created.  This Task Force, consisting of eight members, provided a status report to Congress on September 15, 2016 and no later than December 31, 2016, must provide a status update that includes:

-   Impediments in current Federal law and programs to economic growth in Puerto Rico, including equitable access to Federal health care programs;

-  Recommended changes to Federal law and programs that, if adopted, would serve to spur sustainable long-term economic growth and job creation, reduce child poverty, and attract investment in Puerto Rico;

- The economic effect of Administrative Order No. 346 of the Department of Health of the Commonwealth of Puerto Rico (relating to natural products, natural supplements, and dietary supplements) or any successor or substantially similar order, rule, or guidance of the Commonwealth of Puerto Rico; and

- Additional information the Task Force deems appropriate.

  On June 30, 2016, pursuant to the debt moratorium law and, after the enactment of PROMESA, the Puerto Rico governor issued two executive orders that declare a moratorium on the payment obligations of the Commonwealth under its general obligation and guaranteed debt, along with the payment obligations of certain other issuers, until January 31, 2017, implement various cash and liquidity preservation measures and protect the Commonwealth and its instrumentalities from the exercise of creditor remedies as the Commonwealth addresses its fiscal and economically challenging situation.  On July 1, 2016, the Puerto Rico Government defaulted on a $780 million payment of general obligation bonds (principal and interest, excluding general obligation notes held by the GDB). Along with the general obligations, the Puerto Rico Infrastructure Financing Authority defaulted on a $77.1 million payment on rum-tax bonds, the Puerto Rico Highways and Transportation Authority defaulted on a $4.4 million payment and the Puerto Rico Public Finance Corp. defaulted on a $1.4 million payment. The GDB and Puerto Rico Public Buildings Authority bonds held by the Corporation are scheduled to mature on February 1, 2019 and on July 1, 2028, respectively.

      On August 1, 2016, the GDB defaulted on a $28 million payment of interest due to its creditors, including interest due on GDB bonds held by the Corporation.  In addition, on August 1, 2016, approximately $11 million corresponding to Puerto Rico Infrastructure Financing Authority bond anticipation notes were missed, as well as a $1.5 million interest payment on general obligation bonds.   Moreover, an additional approximately $50 million was not paid on the Public Financing Corporation’s bonds that first defaulted a year ago, resulting in an aggregate of more than $140 million unpaid amounts . The GDB default marked the first time the GDB, or any other agency or instrumentality, failed to pay interest on Puerto Rico government bonds held by the Corporation. On October 1, 2016, the Puerto Rico Public Building authority failed to make a full payment of interest due on its obligation bonds, including bonds held by the Corporation. Generally, based on specific facts and circumstances of the issuer, a default event requires us to classify the defaulted bonds as a non-performing asset. Accordingly, during the third quarter of 2016, bonds of the GDB and the Puerto Buildings Authority with an aggregate fair value of $19.5 million ($35.6 million- amortized cost, including accrued interest of $0.9 million) were classified as non-performing and placed in non-accrual status by the Corporation. These bonds are held as part of the available-for-sale securities portfolio.

     In a circular letter released on October 24, 2016, the Secretary of the Puerto Rico Department of Treasury asked Puerto Rico’s mayors and public corporation executive directors—and the public accountants assisting them in preparing their financial statements—to analyze their deposit accounts in the GDB and to make the necessary adjustments to reflect the scenario of insolvency that is facing the GDB. Funds of municipalities designated for the repayment of their general bonds are deposited at another financial institution in Puerto Rico protected by the deed of trust executed by GDB and CRIM in 2015.

With respect to PREPA, the Puerto Rico Energy Commission approved a new surcharge on customers to be used to pay debt service on new securitization bonds proposed to be issued as part of the PREPA’s debt restructuring. A key component of PREPA’s debt restructuring is the issuance of new securitization bonds that will be exchanged for existing PREPA bonds at a discount.

    PROMESA is an important step towards reducing the level of uncertainty in Puerto Rico and provides a groundwork for an orderly debt restructuring process, however, ultimate outcomes of actions to address the challenging Puerto Rico economic environment are uncertain at this time.

    The decline in Puerto Rico’s economy since 2006 has resulted in, among other things, a decline in the Corporation’s loan originations, an increase in the level of non-performing assets, and higher loan loss provisions and charge-offs, all of which have adversely affected our profitability.  Any further potential deterioration of economic activity could result in further adverse effects on the Corporation’s profitability, credit quality and financial results.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

a)     Not applicable.

b)     Not applicable.

c)      Purchase of equity securities by the issuer and affiliated purchasers. The following table provides information relating to the Corporation’s purchases of shares of its common stock in the three-month period ended September 30, 2016.

				Maximum
			Total Number of	Number of Shares
			Shares Purchased	That May Yet be
		Average	as Part of Publicly	Purchased Under
	Total number of	Price	Announced Plans	These Plans or
Period	shares purchased (1)	Paid	Or Programs	Programs

July, 2016	18,047	$4.22	-	-
August, 2016	25,785	4.61	-	-
September, 2016	24,567	4.97	-	-
Total	68,399	$4.64	-	-

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized:

First BanCorp.
Registrant

Date: November 9, 2016	By:	/s/ Aurelio Alemán
Aurelio Alemán
President and Chief Executive Officer

Date: November 9, 2016	By:	/s/ Orlando Berges
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
31.1 – CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 – CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 – CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 – CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.1 – Interactive Data File (Quarterly Report on Form 10-Q for the period ended September 30, 2016, furnished in XBRL
(eXtensible Business Reporting Language).