Form 10-K
period 2016-12-31
FIRST BANCORP /PR/
filed 2017-03-16
CIK 1057706

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑  No o

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☑  No  o

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  o

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer o	Accelerated filer ☑
Non-accelerated filer o (Do not check if a smaller reporting company)	Smaller reporting company o

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes   ☐   No  ☑

The aggregate market value of the voting common equity held by non-affiliates of the registrant as of June 30, 2016 (the last trading day of the registrant’s most recently completed second fiscal quarter) was $501,752,414 based on the closing price of $3.97 per share of the registrant’s common stock on the New York Stock Exchange on June 30, 2016. The registrant had no nonvoting common equity outstanding as of June 30, 2016. For the purposes of the foregoing calculation only, the registrant has defined affiliates to include (a) the executive officers named in Part III of this Annual Report on Form 10-K; (b) all directors of the registrant; and (c) each shareholder, including the registrant’s employee benefit plans but excluding shareholders that file on Schedule 13G, known to the registrant to be the beneficial owner of 5% or more of the outstanding shares of common stock of the registrant as of June 30, 2016. The registrant’s response to this item is not intended to be an admission that any person is an affiliate of the registrant for any purposes other than this response.

 Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 217,509,055 shares as of March 3, 2017.

Documents incorporated by reference: Portions of the definitive proxy statement relating to the registrant’s annual meeting of stockholders scheduled to be held on May 23, 2017 are incorporated by reference in this Form 10-K in response to items 10, 11, 12, 13 and 14 of Part III.

 FIRST BANCORP.

2016 ANNUAL REPORT ON FORM 10-K

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

First BanCorp. wishes to caution readers not to place undue reliance on any such “forward-looking statements,” which speak only as of the date made, and to advise readers that these forward-looking statements are not guarantees of future performance and involve certain risks, uncertainties, estimates and assumptions by us that are difficult to predict.  Various factors, some of which are beyond our control, could cause actual results to differ materially from those expressed in, or implied by, such forward-looking statements.  Factors that might cause such a difference include, but are not limited to, the risks described or referenced below in Item 1A. “Risk Factors,” and the following:

•         the ability of the Puerto Rico government or any of its public corporations or other instrumentalities to repay its respective debt obligations, including the effect of payment defaults on the Puerto Rico government general obligations, bonds of the Government Development Bank for Puerto Rico (the “GDB”) and certain bonds of government public corporations, and recent and any future downgrades of the long-term and short-term debt ratings of the Puerto Rico government, which could exacerbate Puerto Rico’s adverse economic conditions and, in turn, further adversely impact the Corporation;

•         uncertainty as to the ultimate outcomes of actions resulting from the enactment by the U.S. government of the Puerto Rico Oversight, Management, and Economic Stability Act (PROMESA) to address Puerto Rico’s financial problems;

•         uncertainty about whether the Corporation will be able to continue to fully comply with the written agreement dated June 3, 2010 (the “Written Agreement”) that the Corporation entered into with the Federal Reserve Bank of New York (the “New York FED” or “Federal Reserve”), that, among other things, requires the Corporation to serve as a source of strength to FirstBank Puerto Rico (“FirstBank” or the “Bank”) and that, except with the consent generally of the New York FED and the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”, referred to together with the New York FED as the “Federal “Reserve”), prohibits the Corporation from paying dividends to stockholders or receiving dividends from FirstBank, making payments on trust preferred securities or subordinated debt, incurring, increasing or guaranteeing debt and repurchasing any capital securities and uncertainty whether such consent will be provided for future interest payments on the subordinated debt despite the consents that enabled the Corporation to pay all the accrued but deferred interest payments plus the interest for the second, third and fourth quarters of 2016 on the Corporation’s subordinated debentures associated with its trust preferred securities and for future monthly dividends on its non-cumulative perpetual preferred stock despite the consents that enabled the Corporation to pay monthly dividends on its non-cumulative perpetual preferred stock for December 2016, January and February 2017;

•         a decrease in demand for the Corporation’s products and services and lower revenues and earnings because of the continued recession in Puerto Rico;

•         uncertainty as to the availability of certain funding sources, such as brokered certificates of deposit (“brokered CDs”);

•         the Corporation’s reliance on brokered CDs to fund operations and provide liquidity;

•         the risk of not being able to fulfill the Corporation’s cash obligations or resume paying dividends to the Corporation’s common stockholders in the future due to the Corporation’s need to receive regulatory approvals to declare or pay any dividends and to take dividends or any other form of payment representing a reduction in capital from FirstBank or FirstBank’s failure to generate sufficient cash flow to make a dividend payment to the Corporation;

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

•         changes in the fiscal and monetary policies and regulations of the U.S. federal government and the Puerto Rico and other governments, including those determined by the Federal Reserve Board, the New York FED, the Federal Deposit Insurance Corporation (“FDIC”), government-sponsored housing agencies, and regulators in Puerto Rico, the USVI and the BVI, including changes resulting from the recent U.S. election;

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

•         uncertainty as to whether FirstBank will be able to satisfy its regulators regarding, among other things, its asset quality, liquidity plans, maintenance of capital levels and compliance with applicable laws, regulations and related requirements; and

•         general competitive factors and industry consolidation.

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

Item 1. Business

GENERAL

First BanCorp. is a publicly owned financial holding company that is subject to regulation, supervision and examination by the Federal Reserve Board. The Corporation was incorporated under the laws of the Commonwealth of Puerto Rico to serve as the bank holding company for FirstBank. The Corporation is a full service provider of financial services and products with operations in Puerto Rico, the United States and the USVI and BVI. As of December 31, 2016, the Corporation had total assets of $11.9 billion, total deposits of $8.8 billion and total stockholders’ equity of $1.8 billion.

The Corporation provides a wide range of financial services for retail, commercial and institutional clients. As of December 31, 2016, the Corporation controlled two wholly owned subsidiaries: FirstBank and FirstBank Insurance Agency, Inc. (“FirstBank Insurance Agency”). FirstBank is a Puerto Rico-chartered commercial bank, and FirstBank Insurance Agency is a Puerto Rico-chartered insurance agency.

FirstBank is subject to the supervision, examination and regulation of both the Office of the Commissioner of Financial Institutions of Puerto Rico (“OCIF”) and the FDIC.  Deposits are insured through the FDIC Deposit Insurance Fund. In addition, within FirstBank, the Bank’s USVI operations are subject to regulation and examination by the United States Virgin Islands Banking Board; its BVI operations are subject to regulation by the British Virgin Islands Financial Services Commission; and its operations in the state of Florida are subject to regulation and examination by the Florida Office of Financial Regulation and the FDIC.  The Consumer Financial Protection Bureau (“CFBP”) regulates FirstBank’s consumer financial products and services.  FirstBank Insurance Agency is subject to the supervision, examination and regulation of the Office of the Insurance Commissioner of the Commonwealth of Puerto Rico and operates three offices in Puerto Rico, and two offices in the USVI and BVI.

As of December 31, 2016, FirstBank conducts its business through its main office located in San Juan, Puerto Rico, 48 banking branches in Puerto Rico, 11 branches in the USVI and BVI, and 11 branches in the state of Florida (U.S.). As of December 31, 2016 FirstBank has 6 wholly owned subsidiaries with operations in Puerto Rico: First Federal Finance Corp. (d/b/a Money Express La Financiera), a finance company specializing in the origination of small loans with 28 offices in Puerto Rico; First Management of Puerto Rico, a domestic corporation, which holds tax-exempt assets; FirstBank Puerto Rico Securities Corp., a broker-dealer subsidiary engaged in municipal securities underwriting and selling for local Puerto Rico municipal bond issuers and other investment banking activities, such as advisory services, capital raising efforts on behalf of clients and assistance with financial transaction structuring; FirstBank Overseas Corporation, an international banking entity organized under the International Banking Entity Act of Puerto Rico; and two other companies that hold and operate certain particular other real estate owned properties.

BUSINESS SEGMENTS

The Corporation has six reportable segments: Commercial and Corporate Banking; Consumer (Retail) Banking; Mortgage Banking; Treasury and Investments; United States Operations; and Virgin Islands Operations. These segments are described below as well as in Note 33, “Segment Information,” to the Corporation’s audited financial statements for the year ended December 31, 2016 included in Item 8 of this Form 10-K.

Commercial and Corporate Banking

The Commercial and Corporate Banking segment consists of the Corporation’s lending and other services for large customers represented by specialized and middle-market clients and the public sector. FirstBank has developed expertise in a wide variety of industries. The Commercial and Corporate Banking segment offers commercial loans, including commercial real estate and construction loans, and floor plan financings, as well as other products, such as cash management and business management services. A substantial portion of the commercial and corporate banking portfolio is secured by the underlying value of the real estate collateral and the personal guarantees of the borrowers.  This segment also includes the Corporation’s broker-dealer activities.

Consumer (Retail) Banking

The Consumer (Retail) Banking segment consists of the Corporation’s consumer lending and deposit-taking activities conducted mainly through FirstBank’s branch network in Puerto Rico. Loans to consumers include auto, boat and personal loans, credit cards, and lines of credit.  Deposit products include interest bearing and non-interest bearing checking and savings accounts, Individual

Retirement Accounts (IRA) and retail certificates of deposit (“retail CDs”). Retail deposits gathered through each branch of FirstBank’s retail network serve as one of the funding sources for the lending and investment activities.

Mortgage Banking

These operations consist of the origination, sale, and servicing of a variety of residential mortgage loan products and related hedging activities. Originations are sourced through different channels such as FirstBank branches and purchases from mortgage bankers, and in association with new project developers.  The Mortgage Banking segment focuses on originating residential real estate loans, some of which conform to Federal Housing Administration (the “FHA”), Veterans Administration (the “VA”) and Rural Development (the “RD”) standards. Loans originated that meet the FHA’s standards qualify for the FHA’s insurance program whereas loans that meet the standards of the VA and RD are guaranteed by those respective federal agencies.

Mortgage loans that do not qualify under these programs are commonly referred to as conventional loans. Conventional real estate loans can be conforming or non-conforming. Conforming loans are residential real estate loans that meet the standards for sale under the Fannie Mae (“FNMA”) and Freddie Mac (“FHLMC”) programs whereas loans that do not meet those standards are referred to as non-conforming residential real estate loans. The Corporation’s strategy is to penetrate markets by providing customers with a variety of high quality mortgage products to serve their financial needs through a faster and simpler process and at competitive prices.  The Mortgage Banking segment also acquires and sells mortgages in the secondary markets. Residential real estate conforming loans are sold to investors like FNMA and FHLMC. Most of the Corporation’s residential mortgage loan portfolio consists of fixed-rate, fully amortizing, full documentation loans. The Corporation has commitment authority to issue Government National Mortgage Association (“GNMA”) mortgage-backed securities. Under this program, the Corporation has been selling FHA/VA mortgage loans into the secondary market since 2009.

Treasury and Investments

The Treasury and Investments segment is responsible for the Corporation’s treasury and investment management functions. The treasury function, which includes funding and liquidity management, lends funds to the Commercial and Corporate Banking, Mortgage Banking, and the Consumer (Retail) Banking segments to finance their respective lending activities and borrows from those segments. Funds not gathered by the different business units are obtained by the Treasury function through wholesale channels, such as brokered deposits, advances from the Federal Home Loan Bank (“FHLB”), and repurchase agreements with investment securities, among others.

United States Operations

The United States Operations segment consists of all banking activities conducted by FirstBank on the United States mainland. FirstBank provides a wide range of banking services to individual and corporate customers primarily in southern Florida through 11 branches. The United States Operations segment offers an array of both consumer and commercial banking products and services. Consumer banking products include checking, savings and money market accounts, retail CDs, internet banking services, residential mortgages, home equity loans, lines of credit, and automobile loans. Retail deposits, as well as FHLB advances and brokered CDs assigned to this operation, serve as funding sources for its lending activities. Deposits gathered through FirstBank’s branches in the United States also serve as one of the funding sources for lending and investment activities in Puerto Rico.

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

Employees

As of March 1, 2017, the Corporation and its subsidiaries employed 2,701 persons. None of its employees is represented by a collective bargaining group. The Corporation considers its employee relations to be good.

SIGNIFICANT EVENTS SINCE THE BEGINNING OF 2016

Repurchase of Trust Preferred Securities and Dividend Payments on Trust Preferred Securities and Preferred Stock

During the first quarter of 2016, the Corporation completed the repurchase of $10 million of trust preferred securities of the FBP Statutory Trust II that were auctioned in a public sale at which the Corporation was invited to participate. The Corporation repurchased and cancelled the repurchased trust preferred securities, resulting in a commensurate reduction in the related Floating Rate Junior Subordinated Debentures. The Corporation’s winning bid equated to 70% of the $10 million par value. The 30% discount, plus accrued interest, resulted in a gain of approximately $4.2 million.

During the second quarter of 2016, the Corporation received approval from the Federal Reserve and OCIF that enabled it to pay $31.2 million for all the accrued but deferred interest payments plus the interest for the second quarter on the Corporation’s subordinated debentures associated with its trust preferred securities. Subsequently, the Corporation received quarterly approvals that enabled it to pay the interest for the third and fourth quarters of 2016. As of December 31, 2016, the Corporation is current on all interest payments related to its subordinated debt. Future interest payments are subject to Federal Reserve and OCIF approval. It is the intent of the Corporation to request approvals in future periods to continue regularly scheduled quarterly interest payments.

For the first time since July 2009, following receipt of the requisite regulatory approval, on December 8, 2016, the Corporation announced the declaration of a cash dividend on its outstanding shares of Series A through E Noncumulative Perpetual Monthly Income Preferred Stock for the month of December 2016. The Corporation paid cash dividends on its Series A through E Preferred Stock in February and January 2017 and declared the cash dividend for March 2017. Although there is no assurance that any dividends will be declared on the Corporation’s Series A through E Preferred Stock in any future periods, the Corporation intends to continue to request regulatory approval pursuant to the requirements of the Written Agreement to enable it to continue to pay the monthly dividends on its Series A through E Preferred Stock. The Corporation has received approval to pay the monthly dividends on the Corporation’s Series A through E Preferred Stock through March 2017.

Sale of Non-Performing Assets

During the fourth quarter of 2016, the Corporation completed the sale of a pool of non-performing assets with a book value of $16.3 million (principal balance of $20.1 million), in a cash transaction. The proceeds from this sale were $11.3 million net of escrow and principal and interest collected on behalf of the purchaser subsequent to the effective date of the transaction. Approximately $2.8 million of reserves had been allocated to the loans. This transaction resulted in total net charge-offs of $4.6 million and an incremental pre-tax loss of $1.8 million recorded as a charge to the provision for loan and lease losses.

Sale of the Puerto Rico Electric Power Authority (“PREPA”) Loan

During the first quarter of 2017, the Corporation received an unsolicited offer and sold its outstanding participation in the PREPA line of credit with a book value of $64 million at the time of sale (principal balance of $75 million), thereby reducing its direct exposure to the Puerto Rico government.  A specific reserve of approximately $10.2 million had been allocated to this loan.  Gross proceeds from the sale of $53.2 million have resulted in an incremental loss of $0.6 million as compared to the book value, net of reserve. This loss was recognized at the time of the sale in the first quarter of 2017.

Puerto Rico Government Fiscal Situation, Government Actions, enactment of PROMESA and Exposure

A significant portion of our financial activities and credit exposure is concentrated in the Commonwealth of Puerto Rico, which has been in an economic recession since 2006.  Based on the most recent information available, the main economic indicators suggest that the Puerto Rico economy remains weak.  For fiscal years 2017 and 2018, the Puerto Rico government projects a continued economic contraction in the Commonwealth’s real gross national product (“GNP”) of 2.2% and 2.8%, respectively, while the Government Development Bank for Puerto Rico economic activity index (“GDB-EAI”) in December 2016 decreased 2.9% on a year-over-year basis to 121.1, the lowest number in 25 years. The GDB-EAI is a coincident index of economic activity for Puerto Rico made up of four indicators (non-farm payroll employment, electric power generation, cement sales and gasoline consumption).  The seasonally adjusted unemployment rate in Puerto Rico was 12.4% in December 2016, which is higher than in any U.S. state.  Puerto Rico population decreased by an estimated 6.8% from 2010 – 2015, driven primarily by falling birth rate, a rising death rate, and migration to the United States mainland, according to the U.S. census data.

On April 6, 2016, the Puerto Rico Emergency Moratorium and Financial Rehabilitation Act (“Act 21”) was enacted, which gives Puerto Rico’s governor emergency powers to deal with the challenging fiscal situation, including the ability to declare a moratorium on any debt payment.  Puerto Rico’s governor also issued an executive order intended to protect the GDB’s liquidity by allowing withdrawals only to fund necessary costs for essential services such as health, public safety and education services.

On June 30, 2016, pursuant to Act 21, the Puerto Rico governor ordered a moratorium on the payment of $780 million of the Puerto Rico government’s general obligations and guaranteed debt, along with the payment obligations of certain other issuers. The Puerto Rico government has continued to default on general obligation bonds, including the payment due on January 1, 2017. This followed a default on the principal payment of $367 million of GDB notes due on May 1, 2016. On August 1, 2016, the GDB defaulted on a $28 million payment of interest due to its creditors, including interest due on GDB bonds held by the Corporation. The GDB default marked the first time the GDB, or any other Puerto Rico agency or instrumentality, failed to pay interest on Puerto Rico government bonds held by the Corporation. On October 1, 2016, the Puerto Rico Public Buildings Authority failed to make a full payment of interest due on its obligation bonds, including bonds held by the Corporation. Generally, based on specific facts and circumstances of the issuer, a default event requires us to classify the defaulted bonds as a non-performing asset. Accordingly, during the third quarter of 2016, bonds of the GDB and the Puerto Rico Public Buildings Authority with an aggregate fair value as of December 31, 2016 of $20.5 million ($35.6 million- amortized cost, including accrued interest of $0.9 million) were classified as non-performing and placed in non-accrual status by the Corporation. These bonds are held as part of the available-for-sale securities portfolio. In the first quarter of 2016, the Corporation recorded a $6.3 million other-than-temporary impairment (“OTTI”) charge on the aforementioned bonds of the GDB and the Puerto Rico Public Buildings Authority. This was the third OTTI charge on these securities recorded since June 30, 2015, as OTTI charges of $12.9 million and $3.0 million were booked in the second and fourth quarters of 2015. The credit-related impairment loss estimates were based on the probability of default and loss severity in the event of default in consideration of the latest available information about the Puerto Rico government’s financial condition, including the enactment of a debt moratorium law and the declaration of a state of emergency at the GDB, the issuance of the GDB and the Commonwealth’s audited financial statements for the fiscal year ended June 30, 2014, as well as issuance of exchange proposals with the Commonwealth’s creditors related to its outstanding bond obligations. In addition to bonds of the GDB and the Puerto Rico Public Buildings Authority, the Corporation owns bonds of the Puerto Rico Housing Finance Authority in the aggregate amount of $7.9 million carried on the Corporation’s books at the aggregate fair value of $6.3 million, which are current as to contractual payments as of December 31, 2016.

On June 30, 2016, President Obama signed HR5278 Bill, PROMESA, which established an oversight board, a process for restructuring debt, and expedited procedures for approving critical infrastructure projects in order to address the Puerto Rico government fiscal situation. The independent seven-member oversight board that was appointed by the House of Representatives, Senate and President Obama pursuant to PROMESA (the “PROMESA oversight board”) has fiscal oversight over Puerto Rico’s finances for an initial term of five years. This marks the largest federal intervention ever in to the U.S. municipal bond market. PROMESA enables Puerto Rico to restructure its debt.  The PROMESA oversight board had its first meeting on September 30, 2016, and its term will expire once Puerto Rico has posted four structurally balanced budgets in a row and is deemed to have adequate access to the capital markets. The PROMESA oversight board has the power to approve or reject the general government’s proposed budgets until the PROMESA oversight board is satisfied that the budgets are structurally responsible and based on reasonable expectations and accounting standards.

During their first meeting, the PROMESA oversight board announced the designation of a number of entities as covered entities under PROMESA, including the Commonwealth, all of its public corporations and retirement systems, the University of Puerto Rico and all affiliates and subsidiaries of the foregoing. The designation of an entity as a covered entity has various implications under PROMESA. First, it means that the Governor will have to submit such entity’s annual budgets and, if the PROMESA oversight board so requests, its fiscal plans, to the PROMESA oversight board for its review and approval. Second, covered territorial instrumentalities may not issue debt or guarantee, exchange, modify, repurchase, redeem, or enter into similar transactions with respect to their debts without the prior approval of the PROMESA oversight board. Third, pursuant to certain contracting guidelines approved by the PROMESA oversight board, prior PROMESA oversight board approval is required in connection with any transaction undertaken by a covered entity that (i) is outside the ordinary course of business or (ii) has a material financial impact. Finally, covered entities could also potentially be eligible to use the restructuring procedures provided by PROMESA. The first, Title VI, is a largely out-of-court process through which a government entity and its financial creditors can agree on terms to restructure such entity’s debt. If a supermajority of creditors of a certain category agree, that agreement can bind all other creditors in such category. The second, Title III, draws on the federal bankruptcy code and provides a court-supervised process for a comprehensive restructuring led by the PROMESA oversight board.

PROMESA also created a bipartisan Congressional Task Force on Economic Growth in Puerto Rico. The Task Force consists of an eight-member panel of Congressional members that will review federal laws and programs to improve Puerto Rico’s economy.  The Task Force submitted a report during December 2016 with over 75 recommendations to Congress to jump start Puerto Rico’s economy that included dealing with Medicaid, competitive tax treatment for U.S. subsidiaries, granting child tax credits and increasing loans for small businesses and the rum cover-over tax.  They also stated that if the government conducts a plebiscite authorized by Congress, they would analyze and take any appropriate legislative action.  As of the date of submission of this Form 10-K, the U.S. Congress has not taken action on any of the recommendations in the report.

On November 8, 2016, a new governor of Puerto Rico was elected and assumed office in January 2017. In addition a new Resident Commissioner was designated to represent Puerto Rico in the U.S. House of Representatives. Since taking office, Puerto Rico’s governor signed an executive order reducing spending by 10%, created an expedited process for infrastructure projects, implemented a zero-based budgeting methodology, introduced several bills to promote economic development and outlined several labor reforms aimed at reducing the cost of doing business in Puerto Rico. Puerto Rico’s governor also signed an extension to an excise tax on foreign manufacturers which contributes a significant amount of revenue to the general fund. Furthermore, Puerto Rico’s governor signed the “Financial Emergency and Fiscal Responsibility Act,” which replaces the prior administration’s debt moratorium with a new approach that segregates revenues available after the payment of essential services to pay debt service.

In January 2017, the PROMESA oversight board sent a letter to the Puerto Rico governor outlining a minimum of $4.5 billion in fiscal measures that would need to be included in the government’s next fiscal plan in order for the PROMESA oversight board to certify it, the first step before negotiations with creditors can occur. In response to the Puerto Rico governor’s request for more time to develop a fiscal plan, the PROMESA oversight board established a number of milestones and conditions it would require if the then-current deadlines were extended. On January 28, 2017, the PROMESA oversight board officially extended various deadlines including moving to (i) February 28, 2017 the deadline for the updated fiscal plan, (ii) March 15, 2017 for the PROMESA oversight board to certify the fiscal plan and (iii) May 1, 2017 for the stay on debt-related litigation.  On February 28, 2017, the Puerto Rico governor submitted to the PROMESA oversight board the Puerto Rico government fiscal plan which, among other initiatives, calls for significant reductions, in operational expenses and subsides for municipalities and the University of Puerto Rico.  The plan, which relies on significant change in economic assumptions vis a vis the baseline, projects a surplus before debt service of $11.6 billion in the aggregate during the ten year projection period (against $35.1 billion in contractual debt service).   Estimated savings under the fiscal plan of $3.8 billion fall short of the $4.5 billion figure the PROMESA oversight board recommended. This initial fiscal plan was rejected by the PROMESA oversight board, which claimed the proposal relied on overly optimistic baseline revenue assumptions, economic projections and forecasted savings resulting from measures to reduce public expenditures. A revised fiscal plan was submitted by the Puerto Rico governor on March 11, 2017, including $262 million in additional revenue and changes to healthcare funding. On March 13, 2017, the PROMESA oversight board certified the revised fiscal plan, provided that two amendments are made. One amendment would institute the PROMESA oversight board’s earlier proposal for furloughing most government employees four days a month, with two days for teachers and none for law enforcement officers, by July 1st, 2017 (the beginning of fiscal year 2018), and eliminate the annual Christmas bonus for government workers if the Puerto Rico government does not come up with plans to increase liquidity by $200 million and implement its plan to “right-size” its operations in a fiscal year 2018 budget proposal by April 30th. If it does, the cost-savings measures would be delayed until September 1st. A further determination would then be made as to whether the savings measures are needed or to what extent needed. The other amendment would require an agreement between the Puerto Rico government and the PROMESA oversight board to reduce pension costs 10% by 2020 to be reached within 30 days and finalized by June 30th.

With respect to PREPA, on December 23, 2015, PREPA and more than 70% of its creditors reached an agreement on an Amended and Restated Restructuring Support Agreement (“RSA”) that would provide, among other things, for a restructuring of some of PREPA’s outstanding debt at 85 cents on the dollar. The RSA also included a Bond Purchase Agreement (“BPA”) whereby certain of those creditors would purchase new bonds to be issued by PREPA. The implementation of the RSA would provide the basis for PREPA to provide more reliable and lower-cost service, fund its capital needs for the medium term, help ensure environmental compliance, diversify generation resources to include more natural gas, and provide jobs.

Legislation to establish the necessary securitization framework for the new PREPA debt was passed on February 16, 2016. In June 2016, the Puerto Rico Energy Commission approved a “transition” charge to PREPA customers that will secure the new debt that will be issued to facilitate the PREPA restructuring. In May and June of 2016, certain bondholders purchased $115 million of bonds pursuant to the BPA. The BPA was amended in late June and bondholders purchased another $264 million on June 30, 2016. Following the BPA amendment, PREPA made the full principal and interest payment due on July 1, 2016. On January 1, 2017, PREPA made its full interest payment and did so without requiring any type of BPA.

On January 27, 2017, the Puerto Rico Fiscal Agency and Financial Advisory Authority (“AAFAF”) notified all creditors involved that it was extending the January 31, 2017 expiration date of the RSA until March 31, 2017. In addition, AAFAF also notified the parties together with its financial advisors Rothchild, that it would lead negotiations with PREPA creditors.

As of December 31, 2016, the Corporation had $323.3 million of direct exposure to the Puerto Rico government, its municipalities and public corporations, compared to $360.7 million as of December 31, 2015.  Approximately $191.9 million of the exposure consisted of loans and obligations of municipalities in Puerto Rico that are supported by assigned property tax revenues and for which, in most cases, the good faith, credit and unlimited taxing power of the applicable municipality have been pledged to their repayment. Approximately 89% of the Corporation’s municipality exposure consists primarily of senior priority obligations concentrated in five of the largest municipalities in Puerto Rico (San Juan, Carolina, Bayamon, Mayaguez and Guaynabo). These municipalities are required by law to levy special property taxes in such amounts as shall be required for the payment of all of their respective general obligation bonds and loans.  The PROMESA oversight board has not designated any of the Puerto Rico’s 78 municipalities as covered entities under PROMESA. In addition to municipalities, the total exposure to the Puerto Rico government included $6.9 million of loans to units of the Puerto Rico central government, and approximately $81.9 million consisted of loans to public corporations (entities covered by PROMESA), including the direct exposure to PREPA with a book value of $65.5 million as of December 31, 2016 that was sold in the first quarter of 2017 as described above. The PREPA credit facility was placed in non-accrual status in the first quarter of 2015, and interest payments recorded on a cost-recovery basis.  The Corporation’s total direct exposure also includes obligations of the Puerto Rico government with an amortized cost of $42.7 million as part of its available-for-sale investment securities portfolio, net of $22.2 million in cumulative OTTI charges, and recorded at a fair value of $26.8 million as of December 31, 2016.

Furthermore, as of December 31, 2016, the Corporation had $127.7 million outstanding (book value of $111.8 million) in credit facilities extended to the hotel industry in Puerto Rico under which the borrower and the operations of the underlying collateral are the primary sources of repayment and the Puerto Rico Tourism Development Fund (the “TDF”) provides a secondary guarantee for payment performance, compared to $129.4 million outstanding as of December 31, 2015. The TDF is a subsidiary of the GDB that facilitates private sector financings to Puerto Rico’s hotel industry. Adverse developments related to the Puerto Rico government’s fiscal situation introduced additional uncertainty regarding the TDF’s ability to honor its guarantee, including the enactment of Act 21. These facilities were placed in non-accrual status and classified as impaired in the first quarter of 2016, and interest payments are now applied against principal. Approximately $2.0 million of interest payments received on loans guaranteed by the TDF since late March 2016 have been applied against principal. The Corporation has been receiving payments on the largest of these three facilities sufficient to cover the monthly contractual payments. This facility matured on February 1, 2017 and is currently under renegotiation. In addition, the borrower’s cash flows related to the other two facilities are insufficient to cover debt service and the Corporation is not receiving collections from the TDF guarantee. As such, these two facilities are collateral dependent loans and charge-offs amounting to $13.9 million were recorded during the second half of 2016, of which $13.0 million was charged against reserves established in prior periods. These loans have been adversely classified since the third quarter of 2015. As of December 31, 2016, the loans guaranteed by the TDF are being carried at 72% of unpaid principal balance, net of reserves and accumulated charge-offs.  The Corporation measures impairment on these loans based on the fair value of the collateral and the existence of the government guarantee.  Developments of the Puerto Rico government debt restructuring process, with the automatic stay on litigations under PROMESA set to expire on May 1, 2017, and actions taken or those that may have to be taken by the Commonwealth or the PROMESA oversight board to address Puerto Rico’s fiscal and economic crisis could ultimately adversely affect the value of the Puerto Rico government guarantees, including the TDF guarantee. If as a result of developments, including discussions with regulators, loan rating downgrades, progress in the debt restructuring process, or for other reasons, the Corporation determines that additional impairment charges are necessary, such an action would adversely affect the Corporation’s results of operations in the period in which such determination is taken. The Corporation’s collections of principal and interest from the TDF in 2016 amounted to $0.6 million compared to $5.3 million in 2015.

In addition, the Corporation had $119.9 million in exposure to residential mortgage loans that are guaranteed by the Puerto Rico Housing Finance Authority. Residential mortgage loans guaranteed by the Puerto Rico Housing Finance Authority are secured by the underlying properties and the guarantees serve to cover shortfalls in collateral in the event of a borrower default. The Puerto Rico government guarantees up to $75 million of the principal guaranteed under the mortgage loans insurance program. According to the most recently released audited financial statements of the Puerto Rico Housing Financing Authority, as of June 30, 2015, the Puerto Rico Housing Finance Authority’s mortgage loans insurance program covered loans aggregating approximately $552 million. The regulations adopted by the Puerto Rico Housing Finance Authority require the establishment of adequate reserves to guarantee the solvency of the mortgage loans insurance fund. As of June 30, 2015, the most recent date as to which information is available, the Puerto Rico Housing Finance Authority had a restricted net position for such purposes of approximately $77.4 million.

Furthermore, as of December 31, 2016, the Corporation had $408.8 million of public sector deposits in Puerto Rico.  Approximately 28% is from municipalities and municipal agencies in Puerto Rico and 72% is from public corporations and the central government and agencies in Puerto Rico.

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

MARKET AREA AND COMPETITION

Puerto Rico, where the banking market is highly competitive, is the main geographic service area of the Corporation. As of December 31, 2016, the Corporation also had a presence in the state of Florida and in the USVI and BVI. Puerto Rico banks are subject to the same federal laws, regulations and supervision that apply to similar institutions in the United States mainland.

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

SUPERVISION AND REGULATION

References herein to applicable statutes or regulations are brief summaries of portions thereof which do not purport to be complete and which are qualified in their entirety by reference to those statutes and regulations. Although most of the regulations required under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) now have been adopted, numerous additional regulations and changes to regulations may be adopted as a result of the Dodd-Frank Act, and future legislation may increase the regulation and oversight of the Corporation and FirstBank. Any change in applicable laws or regulations may have a material adverse effect on the business of commercial banks and bank holding companies, including FirstBank and the Corporation.

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

The CFPB has primary examination and enforcement authority over FirstBank and other banks with over $10 billion in assets with respect to consumer financial products and services.

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

Regulatory Capital and Liquidity Coverage Developments.  The federal banking agencies adopted new rules for U.S. banks that revise important aspects of the minimum regulatory capital requirements, the components of regulatory capital, and the risk-based capital treatment of bank assets and off-balance sheet exposures.  The final rules, which currently apply to the Corporation and FirstBank, generally are intended to align U.S. regulatory capital requirements with international regulatory capital standards adopted by the Basel Committee on Banking Supervision (“Basel Committee”), in particular the most recent international capital accord adopted in 2010 (and revised in 2011) known as “Basel III.”  The current rules increase the quantity and quality of capital required by, among other things, establishing a minimum common equity capital requirements and an additional common equity Tier 1 capital conservation buffer. In addition, the current rules revise and harmonize the bank regulators’ rules for calculating risk-weighted assets to enhance risk sensitivity and address weaknesses that have been identified, by applying a variation of the Basel III “standardized approach” for the risk-weighting of bank assets and off-balance sheet exposures to all U.S. banking organizations other than large internationally active banks.

Consistent with Basel III and the Collins Amendment, the current rules also establish a more conservative standard for including an instrument such as trust-preferred securities as Tier 1 capital for bank holding companies with total consolidated assets of $15 billion or more as of December 31, 2009.  Bank holding companies such as the Corporation were required to fully phase out these instruments from Tier I capital by January 1, 2016, although qualifying trust preferred securities may be included as Tier 2 capital until the instruments are redeemed or mature. As of December 31, 2016, the Corporation had $210 million in trust preferred securities that are subject to a full phase-out from Tier 1 capital under the final regulatory capital rules discussed above.  During the first quarter of 2016, the Corporation repurchased $10.0 million in trust preferred securities that had been issued by FBP Statutory Trust II. This transaction is described in more detail in “Significant Events Since the Beginning of 2016” above for additional information.

These regulatory capital requirements are discussed in further detail in “Regulation and Supervision – Bank and Bank Holding Company Regulatory Capital Requirements.”

The current capital rules became effective for the Corporation and our subsidiary bank on a multi-year transitional basis starting on January 1, 2015, and in general will be fully effective as of January 1, 2019; the new general minimum regulatory capital requirements and the “standardized approach” for risk weighting of a banking organization’s assets, however, currently fully apply to us.  The rules have increased our regulatory capital requirements and require us to hold more capital against certain of our assets and off-balance sheet exposures.  The Corporation’s  estimated pro-forma common equity Tier 1 ratio, Tier 1 capital ratio, total capital ratio, and the leverage ratio under the Basel III rules, giving effect as of December 31, 2016 to all the provisions that will be phased-in between January 1, 2015 and January 1, 2019, were 16.9%, 17.3%, 20.8%, and 13.6%, respectively.  These ratios would exceed the fully phased-in minimum capital ratios under Basel III.

International Regulatory Capital and Liquidity Coverage Developments

International regulatory developments can affect the regulation and supervision of U.S. banking organizations, including the Corporation and FirstBank. Both the Basel Committee and the Financial Stability Board (established in April 2009 by the Group of Twenty (“G-20”) Finance Ministers and Central Bank Governors) have agreed to take action to strengthen regulation and supervision of the financial system with greater international consistency, cooperation and transparency, including the adoption of Basel III and a commitment to raise capital standards and liquidity buffers within the banking system under Basel III.

In late 2014, the Basel Committee issued its final requirements for a Net Stable Funding Ratio (“NSFR”).  The NSFR compares the amount of an institution’s available stable funding (“ASF”, the ratio’s numerator) to its required stable funding (“RSF”, the ratio’s denominator) to measure how the institution’s asset base is funded.  ASF is defined as the portion of capital and liabilities expected to be reliable over the time horizon considered by the NSFR, which extends to one year. While the NSFR is intended to be applied to large, internationally active banks, at the discretion of national supervisors it can be applied to other banking organizations or classes of banking organizations.  As proposed by the U.S. federal banking agencies in May 2016, however, the NSFR requirements would not apply to the Corporation.

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

Under these requirements, the Corporation is subject to two stress testing rules that implement provisions of the Dodd-Frank Act, one issued by the Federal Reserve Board that applies to First BanCorp. on a consolidated basis and one issued by the FDIC that applies to the Bank.  These Dodd-Frank Act stress tests are designed to require banking organizations to assess the potential impact of different economic scenarios on their earnings, losses, and capital over a set time period, with consideration given to certain relevant factors, including the organization's condition, risks, exposures, strategies, and activities.  The Dodd-Frank Act stress tests require banking organizations with total consolidated assets of more than $10 billion but less than $50 billion, including the Corporation and the Bank, to conduct annual company-run stress tests using certain scenarios that the Federal Reserve Board publishes by February 15 of each year, report the results to their primary federal regulator and the Federal Reserve Board by July 31 of the same year, and publicly disclose a summary of the results by October 31 of that year.

The Federal Reserve Board and the other federal banking agencies have published final supervisory guidance describing their supervisory expectations for the Dodd-Frank Act stress tests to be conducted by financial institutions, including the Corporation and the Bank. The final guidance provides flexibility to accommodate different risk profiles, sizes, business lines, market areas, and complexity approaches for banking institutions in the $10 billion to $50 billion asset range, and provides examples of practices that would be consistent with supervisory expectations. This guidance now is fully applicable to the Corporation and the Bank. The final guidance also confirms that banking organizations with assets between $10 billion and $50 billion are not subject to the more extensive capital planning and stress-testing requirements that apply to bank holding companies with assets of at least $50 billion, including the Federal Reserve capital plan rule, the annual Comprehensive Capital Analysis and Review, the Dodd-Frank Act supervisory stress tests, and related data collections. Targeted changes to the Federal Reserve capital planning and stress-testing regulations most recently were made in November 2015, and were effective as of January 1, 2016. In addition, in February 2017, the federal banking agencies issued the economic scenarios (baseline, adverse and severely adverse) to be used by banking organizations with total consolidated assets of more than $10 billion for the 2017 company-run stress tests under the Dodd-Frank Act.

The Federal Reserve’s rules that govern the supervision and regulation of large U.S. bank holding companies and foreign banking organizations, as required by the Dodd-Frank Act, generally apply only to institutions with total consolidated assets of $50 billion or more, which would not affect the Corporation.   The Federal Reserve’s rules, however, require publicly traded U.S. bank holding companies with total consolidated assets of $10 billion or more, such as the Corporation, to establish enterprise-wide risk committees.  These requirements complement the stress testing and resolution planning requirements for large bank holding companies that the Federal Reserve previously finalized.  The current rules require the Corporation’s risk management framework to be commensurate with the Corporation’s structure, risk profile, complexity, activities and size, and must include policies and procedures establishing risk-management governance, risk-management policies, and risk control infrastructure for the Corporation’s global operations and processes and systems for implementing and monitoring compliance with such policies and procedures. In addition, one independent director must chair the risk committee, with the banking organization determining the appropriate proportion of independent directors on the committee, based on its size, scope, and complexity, provided that it meets the minimum requirement of one independent director.  Also, at least one director with risk-management experience must be appointed to the risk committee. The Corporation is in compliance with these requirements.

Consumer Financial Protection Bureau.  CFPB regulations issued over the past few years implement the Dodd-Frank Act amendments to the Equal Credit Opportunity Act, the Truth in Lending Act (“TILA”), and the Real Estate Settlement Procedures Act (“RESPA”).  In general, among other changes, these regulations collectively: (i) require lenders to make a reasonable good faith determination of a prospective residential mortgage borrower’s ability to repay based on specific underwriting criteria and set standards for mortgage lenders to determine whether a consumer has the ability to repay the mortgage, (ii) require stricter underwriting of “qualified mortgages,” discussed below, that presumptively satisfy the ability to pay requirement (thereby providing the lender a safe harbor from non-compliance claims), (iii) specify new limitations on loan originator compensation and establish criteria for the qualifications of, and registration or licensing of loan originators, (iv) further restrict certain high-cost mortgage loans by expanding the coverage of the Home Ownership and Equity Protections Act of 1994, (v) expand mandated loan escrow accounts for certain loans, (vi) revise existing appraisal requirements under the Equal Credit Opportunity Act and require provision of a free copy of all appraisals to applicants for first lien loans, (vii) establish new appraisal standards for most “higher-risk mortgages” under TILA, (viii) combine in a single, new form required loan disclosures under TILA and RESPA, (ix) define a “qualified mortgage” for purposes of the Dodd Frank Act, and (x) affords safe harbor legal protections for lenders making qualified loans that are not “higher priced.”

The CFPB also has issued a final regulation setting forth new mortgage servicing rules that now apply to the Bank.

   The regulations affect notices given to consumers as to delinquency, foreclosure alternatives and loss mitigation, modification applications, interest rate adjustments and options for avoiding “force-placed” insurance.  Servicers are prohibited from processing foreclosures when a loan modification is pending, and must wait until a loan is more than 120 days delinquent before initiating a foreclosure action.

The servicer must provide direct and ongoing access to its personnel, and provide prompt review of any loss mitigation application.  Servicers must maintain accurate and accessible mortgage records for the life of a loan and until one year after the loan is paid off or transferred.

In October 2016, the CFPB adopted further changes to these mortgage servicing rules.  The new changes generally clarify and amend provisions regarding force-placed insurance notices, policies and procedures, early intervention, loss mitigation requirements and periodic statement requirements under the CFPB mortgage servicing rules.  The amendments also address proper compliance regarding certain servicing requirements when a consumer is a potential or confirmed successor in interest, is in bankruptcy, or sends a cease communication request under the Fair Debt Collection Practices Act. These amendments variously become effective in October 2017 and April 2018.  These new mortgage servicing standards are expected to add to our costs of conducting a mortgage servicing business.

     Sections 1098 and 1100A of Dodd-Frank Act direct the Bureau to publish rules and forms that combine certain disclosures that consumers receive in connection with applying for and closing on a mortgage loan under the TILA and the RESPA. Consistent with this requirement, the Bureau has amended Regulation X (Real Estate Settlement Procedures Act) and Regulation Z (Truth in Lending) to establish new disclosure requirements and forms in Regulation Z for most closed-end consumer credit transactions secured by real property. In addition to combining the existing disclosure requirements and implementing new requirements imposed by the Dodd-Frank Act, the rule provides extensive guidance regarding compliance with those requirements.

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

Future Legislation and Regulation.  While the federal agencies have adopted regulations that implement many requirements of the Dodd-Frank Act, important regulatory actions (e.g., the adoption of rules regarding the compensation of financial institutions executives) that could have an impact on the Corporation and the Bank remain to be taken.  Additional consumer protection laws may be enacted, and the FDIC, Federal Reserve and CFPB have adopted and may adopt in the future new regulations that have addressed or may address, among other things, banks’ credit card, overdraft, collection, privacy and mortgage lending practices.  Additional consumer protection regulatory activity is possible in the near future.

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

Bank Holding Company Activities and Other Limitations

The Corporation is registered and subject to regulation under the Bank Holding Company Act of 1956, as amended (the “Bank Holding Company Act” or “BHC Act”).  Under the provisions of the Bank Holding Company Act, a bank holding company must obtain Federal Reserve Board approval before it acquires direct or indirect ownership or control of more than 5% of the voting shares of another bank, or merges or consolidates with another bank holding company. The Federal Reserve Board also has authority under certain circumstances to issue cease and desist orders against, and assess substantial civil money penalties, against bank holding companies and their non-bank subsidiaries. In addition, the Corporation is subject to ongoing regulation, supervision, and examination by the Federal Reserve Board, and is required to file with the Federal Reserve Board periodic and annual reports and other information concerning its own business operations and those of its subsidiaries.

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

A financial holding company that ceases to meet certain standards is subject to a variety of restrictions, depending on the circumstances, including precluding the undertaking of new activities or the acquisition of shares or control of other companies. Until compliance is restored, the Federal Reserve Board has broad discretion to impose appropriate limitations on the financial holding company’s activities.  If compliance is not restored within 180 days, the Federal Reserve Board may ultimately require the financial holding company to divest its depository institutions or, in the alternative, to discontinue or divest any activities that are permitted only to non-financial holding company bank holding companies. The Corporation and FirstBank must be well-capitalized and well-managed for regulatory purposes, and FirstBank must earn “satisfactory” or better ratings on its periodic Community Reinvestment Act (the “CRA”) examinations to preserve the financial holding company status. The Corporation currently is restricted in its ability to undertake new financial activities.

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

   In addition, any capital loans by a bank holding company to any of its subsidiary banks must be subordinated in right of payment to deposits and to certain other indebtedness of such subsidiary bank. As of December 31, 2016, and the date hereof, FirstBank was and is the only depository institution subsidiary of the Corporation.  The Dodd-Frank Act directs the Federal Reserve Board to adopt regulations adopting the statutory source-of-strength requirements, but implementing regulations have not yet been proposed.

Sarbanes-Oxley Act

The Sarbanes-Oxley Act of 2002 (“SOX”) implemented a range of corporate governance and other measures to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies, and to protect investors by improving the accuracy and reliability of disclosures under the federal securities laws.  In addition, SOX established membership requirements and responsibilities for the audit committee, imposed restrictions on the relationship between the Corporation and our external auditors, imposed additional responsibilities for the external financial statements on our chief executive officer and chief financial officer, expanded the disclosure requirements for corporate insiders, required management to evaluate its disclosure controls and procedures and its internal control over financial reporting, and required the auditors to issue a report on the internal control over financial reporting.

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

As of December 31, 2016, First BanCorp’s management concluded that the Corporation’s internal control over financial reporting was effective.  The Corporation’s independent registered public accounting firm reached the same conclusion.

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

The Corporation applied for, and the U.S. Treasury approved, a capital purchase in the amount of $400,000,000. The Corporation entered into a Letter Agreement, dated as of January 16, 2009, including the Securities Purchase Agreement Standard Terms (collectively the “Letter Agreement”) with the U.S. Treasury, pursuant to which the Corporation issued and sold to the Treasury for an aggregate purchase price of $400,000,000 in cash (i) 400,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series F (the “Series F Preferred Stock”), and (ii) a warrant to purchase 389,483 shares of the Corporation’s common stock at an exercise price of $154.05 per share, subject to certain anti-dilution and other adjustments (the “warrant”). The TARP transaction closed on January 16, 2009. On July 20, 2010, we exchanged the Series F Preferred Stock, plus accrued dividends on the Series F Preferred Stock, for 424,174 shares of a new series of preferred stock, fixed rate Cumulative Mandatorily Convertible Preferred Stock, Series G (the “Series G Preferred Stock”), and amended the warrant. On October 7, 2011, we exercised our right to convert the Series G Preferred Stock into 32,941,797 shares of common stock. As a result of the issuance of $525 million of common stock in October 2011, the warrant was adjusted to provide for the issuance of approximately 1,285,899 shares of common stock at an exercise price of $3.29 per share.  On August 16, 2013, a secondary offering of the Corporation’s common stock was completed by certain of the Corporation’s existing stockholders, which included the sale by the U.S. Treasury of 13 million shares in such secondary offering. In the fourth quarter of 2014, the U.S. Treasury sold an additional 4.4 million shares in accordance with its first pre-defined written trading plan. On March 9, 2015, the U.S. Treasury announced the sale of an additional 5 million shares of First BanCorp.’s common stock through its second pre-defined written trading plan. As of December 31, 2016, the U.S. Treasury owned approximately 4.7% of the Corporation’s outstanding common stock, excluding the shares underlying the warrant.

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

The U.S. Treasury issued regulations implementing the compensation requirements under ARRA, which amended the requirements of EESA. The regulations made effective the compensation provisions of ARRA and include rules requiring: (i) review of prior compensation by a Special Master; (ii) restrictions on paying or accruing bonuses, retention awards or incentive compensation for certain employees; (iii) regular review of all employee compensation arrangements by the company’s senior risk officer and compensation committee to ensure that the arrangements do not encourage unnecessary and excessive risk-taking or manipulation of the reporting of earnings; (iv) recoupment of bonus payments based on materially inaccurate information; (v) the prohibition of severance or change in control payments for certain employees; (vi) the adoption of policies and procedures to avoid excessive luxury expenses; and (vii) the mandatory “say on pay” vote by shareholders. In addition, the regulations also introduced several additional requirements and restrictions, including: (a) the Special Master review of ongoing compensation in certain situations; (b) prohibition on tax gross-ups for certain employees; (c) disclosure of perquisites; and (d) disclosure regarding compensation consultants.

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

Community Reinvestment

The CRA encourages banks to help meet the credit needs of the local communities in which the banks offer their services, including low- and moderate-income individuals, consistent with the safe and sound operation of the bank.

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

State Chartered Non-Member Bank and Banking Laws and Regulations in General

FirstBank is subject to regulation and examination by the OCIF, the CFPB and the FDIC, and is subject to comprehensive federal and state regulations dealing with a wide variety of subjects. The federal and state laws and regulations that are applicable to banks regulate, among other things, the scope of their businesses, their investments, their reserves against deposits, the timing and availability of deposited funds, and the nature and amount of and collateral for certain loans. In addition to the impact of regulations, commercial banks are affected significantly by the actions of the Federal Reserve Board as it attempts to control the money supply and credit availability in order to influence the economy.  Among the instruments used by the Federal Reserve Board to implement these objectives are open market operations in U.S. government securities, adjustments of the discount rate, and changes in reserve requirements against bank deposits.  These instruments are used in varying combinations to influence overall economic growth and the distribution of credit, bank loans, investments and deposits.  Their use also affects interest rates charged on loans or paid on deposits.  The monetary policies and regulations of the Federal Reserve Board have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future.  The effects of such policies upon our future business, earnings and growth cannot be predicted.

There are periodic examinations by the OCIF, the CFPB and the FDIC of FirstBank to test the Bank’s conformance to safe and sound banking practices and compliance with various statutory and regulatory requirements. This regulation and supervision establishes a comprehensive framework and oversight of activities in which a banking institution can engage.  The regulation and supervision by the FDIC are intended primarily for the protection of the FDIC’s insurance fund and depositors. The regulatory structure also gives the regulatory authorities discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. This enforcement authority includes, among other things, the ability to assess civil money penalties, issue cease-and-desist or removal orders and to initiate injunctive actions against banking organizations and institution-affiliated parties. In general, these enforcement actions may be initiated for violations of laws and regulations and for engaging in unsafe or unsound practices. In addition, certain bank actions are required by statute and implementing regulations. Other actions or failure to act may provide the basis for enforcement action, including the filing of misleading or untimely reports with regulatory authorities.

Written Agreement

FirstBank was notified by the FDIC that the Consent Order under which the Bank had been operating since June 2, 2010 was terminated effective April 29, 2015.  FirstBank is required to maintain capital at specified levels pursuant to applicable law and its agreement with its regulators and currently exceeds all minimum capital requirements. Although the Consent Order has been terminated, First BanCorp. is still subject to the Written Agreement that the Corporation entered into with the Federal Reserve Bank of New York on June 3, 2010.

The Written Agreement provides, among other things, that the holding company must serve as a source of strength to FirstBank, and that, except with the consent generally of the New York FED and/or Federal Reserve Board, (1) the holding company may not pay dividends to stockholders or receive dividends from FirstBank, (2) the holding company and its nonbank subsidiaries may not make payments on trust-preferred securities or subordinated debt, and (3) the holding company cannot incur, increase, or guarantee debt or repurchase any capital securities. The Written Agreement also requires that the holding company submit a capital plan that reflects sufficient capital at First BanCorp. on a consolidated basis, which must be acceptable to the New York FED, and follow certain guidelines with respect to the appointment or change in responsibilities of senior officers. The foregoing summary is not complete and is qualified in all respects by reference to the actual language of the Written Agreement.

The Corporation submitted its Capital Plan under the Written Agreement setting forth its plans for how to improve capital positions to comply with the Written Agreement over time. In addition to the Capital Plan, the Corporation submitted to its regulators a liquidity and brokered CD plan, including a contingency funding plan, a non-performing asset reduction plan, a budget and profit plan, a strategic plan, and a plan for the reduction of classified and special mention assets.  As of December 31, 2016, the Corporation had completed all of the items included in the Capital Plan and is continuing to work on reducing non-performing loans. The Written Agreement also requires the submission to the regulators of quarterly progress reports.

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

   We suspended dividend payments on our common stock and preferred dividends commencing with the preferred dividend payments for the month of August 2009. We must obtain the regulators’ approval before we declare, set apart or pay any dividends on any of our common stock or preferred stock.  During the fourth quarter of 2016, following receipt of the requisite regulatory approval, the Corporation announced the declaration of a cash dividend on its outstanding shares of Series A through E Noncumulative Perpetual Monthly Income Preferred Stock for the month of December 2016. The Corporation has to date received approval to pay the monthly dividends on the Corporation’s Series A through E Preferred Stock through March 2017, although there is no assurance that such approvals for future periods will be forthcoming. Although there is no assurance that any dividends will be declared on the Corporation’s Series A through E Preferred Stock in any future periods, the Corporation intends to continue to request the Federal Reserve’s approval pursuant to the requirements of the Written Agreement to enable it to continue to pay the monthly dividends on its Series A through E Preferred Stock. Furthermore, so long as any shares of preferred stock remain outstanding, we cannot declare, set apart or pay any dividends on shares of our common stock unless any accrued and unpaid dividends on our preferred stock for the twelve monthly dividend periods ending on the immediately preceding dividend payment date have been paid or are paid contemporaneously and the full monthly dividend on our preferred stock for the then current month has been or is contemporaneously declared and paid or declared and set apart for payment.

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

Executive Compensation

In 2010, the federal banking agencies adopted interagency guidance governing incentive-based compensation programs, which applies to all banking organizations regardless of asset size. This guidance uses a principles-based approach to ensure that incentive-based compensation arrangements appropriately tie rewards to longer-term performance and do not undermine the safety and soundness of banking organizations or create undue risks to the financial system.  The interagency guidance is based on three major principles: (i) balanced risk-taking incentives; (ii) compatibility with effective controls and risk management; and (iii) strong corporate governance.  The guidance further provides that, where appropriate, the banking agencies will take supervisory or enforcement action to ensure that material deficiencies that pose a threat to the safety and soundness of the organization are promptly addressed.

In May 2016, as required under section 956 of the Dodd-Frank Act, the federal banking agencies, along with other federal regulatory agencies, proposed regulations (first proposed in 2011) governing incentive-based compensation practices at covered banking institutions, which would include, among others, all banking organizations with assets of $1 billion or greater.  These proposed rules are intended to better align the financial rewards for covered employees with an institution’s long-term safety and soundness. Portions of these proposed rules would apply to the Corporation and FirstBank. Those applicable provisions would generally (i) prohibit types and features of incentive-based compensation arrangements that encourage inappropriate risk because they are “excessive” or “could lead to material financial loss” at the banking institution; (ii) require incentive-based compensation arrangements to adhere to three basic principles: (1) a balance between risk and reward; (2) effective risk management and controls; and (3) effective governance; and (iii) require appropriate board of directors (or committee) oversight and recordkeeping and disclosures to the banking institution’s primary regulatory agency. The nature and substance of any final action to adopt these proposed rules, and the timing of any such action, are not known at this time.

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

    The Basel III rules introduced new minimum capital ratios and capital conservation buffer requirements, change the composition of regulatory capital, require a number of new adjustments to and deductions from regulatory capital, and introduced a new “Standardized Approach” for the calculation of risk-weighted assets that replaced the risk-weighting requirements under prior U.S. regulatory capital rules.  The new minimum regulatory capital requirements and the Standardized Approach for the calculation of risk-weighted assets became effective for the Corporation on January 1, 2015. The capital conservation buffer requirements, and the regulatory capital adjustments and deductions under the Basel III rules are being phased-in over several years ending on December 31, 2018.

The Basel III rules introduced a new and separate ratio of Common Equity Tier 1 capital (“CET1”) to risk-weighted assets. CET1, a narrower subcomponent of total Tier 1 capital, generally consists of common stock and related surplus, retained earnings, accumulated other comprehensive income (“AOCI”), and qualifying minority interests. Certain banking organizations, however, including the

Corporation and FirstBank, were allowed to make a one-time permanent election in early 2015 to continue to exclude AOCI items. The Corporation and FirstBank elected to permanently exclude capital in AOCI in order to avoid significant variations in the level of capital depending upon the impact of interest rate fluctuations on the fair value of the securities portfolio.  In addition, the Basel III rules require the Corporation to maintain an additional CET1 capital conservation buffer of 2.5%. The capital conservation buffer must be maintained to avoid limitations on both (i) capital distributions (e.g. repurchases of capital instruments or dividend or interest payments on capital instruments) and (ii) discretionary bonus payments to executive officers and heads of major business lines. Under the fully phased-in rules, the Corporation will be required to maintain: (i) a minimum CET1 to risk-weighted assets ratio of at least 4.5%, plus the 2.5% “capital conservation buffer,” resulting in a required minimum CET1 ratio of at least 7%, (ii) a minimum ratio of total Tier 1 capital to risk-weighted assets of at least 6.0%, plus the 2.5% capital conservation buffer, resulting in a required minimum Tier 1 capital ratio of 8.5%, (iii) a minimum ratio of total Tier 1 plus Tier 2 capital to risk-weighted assets of at least 8.0%, plus the 2.5% capital conservation buffer, resulting in a required minimum total capital ratio of 10.5%, and (iv) a required minimum leverage ratio of 4%, calculated as the ratio of Tier 1 capital to average on-balance sheet (non-risk adjusted) assets. The phase-in of the capital conservation buffer began on January 1, 2016 with a first year requirement of 0.625% of additional CET1, which will be progressively increased over a four-year period, increasing by that same percentage amount on each subsequent January 1 until it reaches the fully phased-in 2.5% CET1 requirement on January 1, 2019.

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

In addition, the Basel III rules require that certain non-qualifying capital instruments, including cumulative preferred stock and trust preferred securities (“TRuPs”), be excluded from Tier 1 capital. In general, banking organizations such as the Corporation began to phase out TRuPs from Tier 1 capital on January 1, 2015. The outstanding balance owed on the Corporation’s TRuPs were fully phased out from Tier 1 capital as of January 1, 2016. However, the Corporation’s TRuPs may continue to be included in Tier 2 capital until the instruments are redeemed or mature.

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

The federal bank regulatory agencies are permitted or, in certain cases, required to take certain actions with respect to institutions falling within one of the three undercapitalized categories.  Depending on the level of an institution’s capital, the agencies’ corrective powers include, among other things:

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

Set forth below are the Corporation's and FirstBank's capital ratios as of December 31, 2016 based on Federal Reserve and FDIC guidelines:

		Banking Subsidiary
	First BanCorp.	FirstBank	General Well-Capitalized Minimum

As of December 31, 2016
Total capital (Total capital to
risk-weighted assets)	21.34%	20.80%	10.00%
Common Equity Tier 1 Capital (Common Equity
Tier 1 capital to risk-weighted assets)	17.74%	16.92%	6.50%
Tier 1 capital ratio (Tier 1 capital
to risk-weighted assets)	17.74%	19.53%	8.00%
Leverage ratio (1)	13.70%	15.10%	5.00%
_______________
(1) Tier 1 capital to average assets.

   Deposit Insurance

The increase in deposit insurance coverage to up to $250,000 per customer, the FDIC’s expanded authority to increase insurance premiums, as well as the increase in the number of bank failures after the 2008 financial crisis resulted in an increase in deposit insurance assessments for all banks, including FirstBank. The Dodd-Frank Act changed the requirements for the Deposit Insurance Fund by requiring that the designated reserve ratio for the Deposit Insurance Fund for any year not be less than 1.35 percent of estimated insured deposits or the comparable percentage of the new deposit assessment base.  In addition, the FDIC must take steps as necessary for the reserve ratio to reach 1.35 percent of estimated insured deposits by September 30, 2020.  If the reserve ratio exceeds 1.5 percent, the FDIC must dividend to Deposit Insurance Fund members the amount above the amount necessary to maintain the Deposit Insurance Fund at 1.5 percent, but the FDIC Board of Directors may, in its sole discretion, suspend or limit the declaration of payment of dividends.  The FDIC has adopted a Deposit Reserve Fund restoration plan that projects that the designated reserve ratio will reach 1.35 percent by the 2020 deadline. The FDIC has also adopted a final rule raising its industry target ratio of reserves to insured deposits to 2 percent, 65 basis points above the statutory minimum, but the FDIC does not project that goal to be met for several years.

The  FDIC assessment rules currently define the assessment base for deposit insurance as required by the Dodd-Frank Act, specify assessment rates, implement the Dodd-Frank Act’s Deposit Insurance Fund dividend provisions, and revise the risk-based assessment system for all large insured depository institutions (institutions with at least $10 billion in total assets), such as FirstBank. In March 2016, the FDIC adopted a rule, which became effective on July 1, 2016, to increase the Deposit Insurance Fund to the statutorily required minimum level of 1.35 percent. Among other things, the rule imposes on banks with at least $10 billion in assets (which would include the Bank) a surcharge of 4.5 cents per $100 of their assessment base, after making certain adjustments. The FDIC has stated that it expects the reserve ratio will reach 1.35 percent before the end of 2018.  If the reserve ratio does not reach 1.35 percent by the end of 2018, however, the FDIC will impose a shortfall assessment on March 31, 2019, on insured depository institutions with total consolidated assets of $10 billion or more.

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

Federal Home Loan Bank System

FirstBank is a member of the Federal Home Loan Bank (“FHLB”) system. The FHLB system consists of eleven regional Federal Home Loan Banks governed and regulated by the Federal Housing Finance Agency. The Federal Home Loan Banks serve as reserve or credit facilities for member institutions within their assigned regions. They are funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB system, and they make loans (advances) to members in accordance with policies and procedures established by the FHLB system and the board of directors of each regional FHLB.

FirstBank is a member of the FHLB of New York and, as such, is required to acquire and hold shares of capital stock in the FHLB of New York in an amount calculated in accordance with the requirements set forth in applicable laws and regulations. FirstBank is in compliance with the stock ownership requirements of the FHLB of New York. All loans, advances and other extensions of credit made by the FHLB to FirstBank are secured by a portion of FirstBank’s mortgage loan portfolio, certain other investments and the capital stock of the FHLB held by FirstBank.

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

Puerto Rico Banking Law

As a commercial bank organized under the laws of the Commonwealth of Puerto Rico, FirstBank is subject to supervision, examination and regulation by OCIF pursuant to the Puerto Rico Banking Law of 1933, as amended (the “Banking Law”).

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

Act 187, as amended, enacted on November 17, 2015 requires the Commissioner to issue a Certificate of Compliance every two years in order to certify the compliance with law of companies organized under IBE Act 52.

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

     Act 72-2015, as amended, also introduced a value added tax (the “VAT”) on consumption, effective April 1, 2016, to replace the current sales and use tax (“SUT”), and certain temporary changes on SUT for the transition into the VAT. However, Act 54-2016, enacted on May 26, 2016, repealed the VAT sections of Act 72-2015 and made permanent the changes to SUT. The still in force changes in SUT include: an increase in tax rate from 7% to 11.5% on taxable goods and services, effective since July 1, 2015, and a 4% SUT on business to business services, and professional services, with certain exceptions, effective since October 1, 2015.

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

   As a financial holding company, we are permitted to engage in a broader range of “financial” activities than those permitted to bank holding companies that are not financial holding companies.  At this time, we currently are not able to engage in new financial activities, and we may not be able to acquire shares or control of other companies.

   As a result of the Written Agreement, which is designed to enhance our ability to act as a source of strength to FirstBank, as well as other requirements, we must obtain regulatory approval before declaring or paying dividends, receiving dividends from FirstBank, making payments on subordinated debt or trust-preferred securities, incurring, increasing or guaranteeing debt (whether such debt is incurred, increased or guaranteed, directly or indirectly, by us or any of our non-banking subsidiaries) or purchasing or redeeming any capital stock. The Written Agreement also required us to submit to the Federal Reserve a capital plan and requires that we comply with certain notice provisions prior to appointing new directors or senior executive officers and comply with certain payment restrictions on severance payments and indemnification restrictions.

    If we fail to comply with the Written Agreement and other requirements from our regulators, we may become subject to additional regulatory enforcement action and other adverse regulatory actions that might have a material and adverse effect on our operations.

Our high level of non-performing loans may adversely affect our future results from operations.

   We continue to have a high level of non-performing loans as of December 31, 2016, which increased $117.3 million to $568.2 million as of December 31, 2016, or 26%, from $450.9 million as of December 31, 2015.  Our non-performing loans represent approximately 6% of our $8.9 billion loan portfolio as of December 31, 2016. In addition, we have a high level of total non-performing assets, which increased $124.6  million to $734.5  million as of December 31, 2016, or 20%, from $609.9 million as of December 31, 2015. The increase in total non-performing assets was related, among other things, to the placement in non-accrual status of the Corporation’s $111.8 million exposure to commercial loans guaranteed by the TDF and bonds of the GDB and the Puerto Rico Public Buildings Authority with an aggregate fair value of $20.5 million as of December 31, 2016. If we are unable to effectively maintain the quality of our loan portfolio, our financial condition and results of operations may be materially and adversely affected.

Certain funding sources may not be available to us and our funding sources may prove insufficient and/or costly to replace.

 FirstBank relies primarily on customer deposits, the issuance of brokered CDs, and advances from the FHLB of New York to maintain its lending activities and to replace certain maturing liabilities. As of December 31, 2016, we had $1.4 billion in brokered CDs outstanding, representing approximately 16% of our total deposits, and a reduction of $657.8 million from the year ended December 31, 2015. Approximately $798.8 million in brokered CDs mature over the next twelve months, and the average term to maturity of the retail brokered CDs outstanding as of December 31, 2016 was approximately 1.2 years. None of these CDs are callable at the Corporation’s option.

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

     As a holding company, dividends from FirstBank have provided a substantial portion of our cash flow used to service the interest payments on our trust-preferred securities and other obligations. As outlined in the Written Agreement, we cannot receive any cash dividends from FirstBank without the prior written approval of our regulators. In addition, FirstBank is limited by law in its ability to make dividend payments and other distributions to us based on its earnings and capital position.  Our inability to receive approval from our regulators to receive dividends from FirstBank, or FirstBank’s failure to generate sufficient cash flow to make dividend payments to us, may adversely affect our ability to meet all projected cash needs in the ordinary course of business and may have a detrimental impact on our financial condition.

 The Banking Law of the Commonwealth of Puerto Rico requires that a minimum of 10% of FirstBank’s net income for the year be transferred to legal surplus until such surplus equals the total of paid-in-capital on common and preferred stock. Amounts transferred to the legal surplus account from the retained earnings account are not available for distribution to the stockholders without the prior consent of the Puerto Rico Commissioner of Financial Institutions. The Puerto Rico Banking Law provides that when the expenditures of a Puerto Rico commercial bank are greater than receipts, the excess of the expenditures over receipts shall be charged against the undistributed profits of the bank, and the balance, if any, shall be charged against the reserve fund, as a reduction thereof. If there is no reserve fund sufficient to cover such balance in whole or in part, the outstanding amount shall be charged against the capital account and the Bank cannot pay dividends until it can replenish the reserve fund to an amount of at least 20% of the original capital contributed. During 2016 and 2015, $9.6 million and $2.8 million, respectively, were transferred to the legal surplus reserve. FirstBank’s legal surplus reserve amounted to $52.4 million and $42.8 million as of December 31, 2016 and 2015, respectively.

If we do not obtain Federal Reserve approval to pay interest, principal or other sums on subordinated debentures or trust-preferred securities, a default may occur.

   The Written Agreement provides that we cannot declare or pay any dividends or make any distributions of interest, principal or other sums on subordinated debentures or trust-preferred securities without prior written approval of the Federal Reserve. With respect to our outstanding subordinated debentures, we had elected to defer the interest payments that were due in quarterly periods since March 2012. However, during the second quarter of 2016, the Corporation received approval from the Federal Reserve that enabled it to pay $31.2 million for all the accrued but deferred interest payments plus the interest for the second quarter on the Corporation’s subordinated debentures associated with its trust preferred securities. Subsequently, the Corporation received approval that enabled it to pay interest for the third quarter and fourth quarters of 2016. Future interest payments are subject to Federal Reserve approval. It is the intent of the Corporation to request approvals in future periods to continue regularly scheduled quarterly interest payments, although there is no assurance that such approvals will be granted.

Under the indentures, we have the right, from time to time, and without causing an event of default, to defer payments of interest on the subordinated debentures by extending the interest payment period at any time and from time to time during the term of the subordinated debentures for up to twenty consecutive quarterly periods. We may need to elect extension periods for future quarterly interest payments if the Federal Reserve advises us that it will not approve such future quarterly interest payments. Our inability to receive approval from the Federal Reserve to make distributions of interest, principal or other sums on our trust-preferred securities and subordinated debentures could result in a default under those obligations if we need to defer such payments for longer than twenty consecutive quarterly periods.

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

 We have a commercial and construction loan portfolio held for investment in the amount of $3.9 billion as of December 31, 2016. Due to their nature, these loans entail a higher credit risk than consumer and residential mortgage loans, since they are larger in size, concentrate more risk in a single borrower and are generally more sensitive to economic downturns. Furthermore, given the slowdown in the real estate market, the properties securing these loans may be difficult to dispose of if they are foreclosed. As of December 31, 2016, we had $375.1 million in non-performing commercial and construction loans held for investment. During 2015, the Corporation increased the reserve for loan losses by approximately $35 million related to commercial loans extended to or guaranteed by the Puerto Rico government (excluding municipalities). In addition, the Corporation recorded other-than-temporary impairment charges totaling $22.2 million in the last two years, on Puerto Rico government debt securities as a result of the Puerto Rico government’s fiscal situation, including an OTTI charge of $6.3 million in 2016. See “Risks Relating to the Business Environment and Our Industry – The Corporation’s credit quality and the value of our portfolio of Puerto Rico government securities has been and in the future may be adversely affected by Puerto Rico’s economic condition and may be affected by actions taken by the Puerto Rico government or the PROMESA oversight board to address the ongoing fiscal and economic crisis in Puerto Rico.” We may incur additional credit losses over the near term, either because of continued deterioration of the quality of the loans or because of sales of such loans, which would likely accelerate the recognition of losses. Any such losses would adversely impact our overall financial performance and results of operations.

Our allowance for loan and lease losses may not be adequate to cover actual losses, and we may be required to materially increase our allowance, which may adversely affect our capital, financial condition and results of operations.

     We are subject to the risk of loss from loan defaults and foreclosures with respect to the loans we originate and purchase. We establish a provision for loan and lease losses, which leads to reductions in our income from operations, in order to maintain our allowance for inherent loan and lease losses at a level that our management deems to be appropriate based upon an assessment of the quality of the loan and lease portfolio. Management may fail to accurately estimate the level of inherent loan and lease losses or may have to increase our provision for loan and lease losses in the future as a result of new information regarding existing loans, future increases in non-performing loans, changes in economic and other conditions affecting borrowers or for other reasons beyond our control. In addition, the bank regulatory agencies periodically review the adequacy of our allowance for loan and lease losses and may require an increase in the provision for loan and lease losses or the recognition of additional classified loans and loan charge-offs, based on judgments different than those of management.

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

 Further deterioration of the value of real estate collateral securing our construction, commercial and residential mortgage loan portfolios would result in increased credit losses.  As of December 31, 2016, approximately 1%, 18% and 37% of our loan portfolio consisted of construction, commercial mortgage and residential real estate loans, respectively.

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

 Construction and commercial loans, mostly secured by commercial and residential real estate properties, entail a higher credit risk than consumer and residential mortgage loans since they are larger in size, may have less collateral coverage, concentrate more risk in a single borrower and are generally more sensitive to economic downturns. As of December 31, 2016, commercial mortgage and construction real estate loans amounted to $1.7 billion or 19% of the total loan portfolio.

We measure the impairment of a loan based on the fair value of the collateral, if collateral dependent, which is generally obtained from appraisals. Updated appraisals are obtained when we determine that loans are impaired and are updated annually thereafter. In addition, appraisals are also obtained for certain residential mortgage loans on a spot basis based on specific characteristics such as delinquency levels, age of the appraisal and loan-to-value ratios. The appraised value of the collateral may decrease or we may not be able to recover collateral at its appraised value. A significant decline in collateral valuations for collateral dependent loans may require increases in our specific provision for loan losses and an increase in the general valuation allowance. Any such increase would have an adverse effect on our future financial condition and results of operations.   During the year ended December 31, 2016, net charge-offs on construction, commercial mortgage and residential mortgage loan portfolios totaled $1.5 million, $19.6 million and $30.7 million, respectively.

The acquisition of certain assets and deposits of Doral Bank through an alliance with another financial institution has magnified certain of the Corporation’s risks and presented new risks.

      On February 27, 2015, the Corporation, through an alliance with another local financial institution that was the successful lead bidder with the FDIC on the failed Doral Bank, acquired certain assets and deposits of Doral Bank. The transaction presents new risks and magnifies certain of the risks the Corporation already faces that are described in these “Risk Factors”, including the following:

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

     For the years ended December 31, 2014, 2015 and 2016, we recognized a total of $0.4 million, $16.5 million and $6.7 million, respectively, in other-than-temporary impairments. The 2015 and 2016 impairments were primarily related to Puerto Rico government debt securities held by the Corporation, which may continue to be adversely affected by the Puerto Rico government financial difficulties. See “Risks Relating to the Business Environment and Our Industry – The Corporation’s credit quality and the value of our portfolio of Puerto Rico government securities has been and in the future may be adversely affected by Puerto Rico’s economic condition and may be affected by actions taken by the Puerto Rico government or the PROMESA oversight board to address the ongoing fiscal and economic crisis in Puerto Rico.”  To the extent that any portion of the unrealized losses in our investment securities portfolio of $66.6 million as of December 31, 2016 is determined to be other-than-temporary and, in the case of debt securities, the loss is related to credit factors, we would recognize a charge to earnings in the quarter during which such determination is made and capital ratios could be adversely affected. Even if we do not determine that the unrealized losses associated with this portfolio require an impairment charge, increases in unrealized losses on available-for-sale securities adversely affect our tangible common equity ratio, which may adversely affect credit rating agency and investor sentiment towards us. Any negative perception also may adversely affect our ability to access the capital markets or might increase our cost of capital. Valuation and other-than-temporary impairment determinations will continue to be affected by external market factors including default rates, severity rates and macro-economic factors.

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

    Third parties perform key aspects of our business operations such as data processing, information security, recording and monitoring transactions, online banking interfaces and services, internet connections and network access. While we believe that we have selected these third party vendors carefully, we do not control their actions. Any problems caused by these third parties, including those resulting from disruptions in communication services provided by a vendor, failure of a vendor to handle current or higher volumes, failure of a vendor to provide services for any reason, the provision by a vendor of poor performance of services, or failure of a vendor to notify us of a reportable event, could adversely affect our ability to deliver products and services to our customers and otherwise conduct our business. Financial or operational difficulties of a third party vendor could also hurt our operations if those difficulties interfere with the vendor’s ability to serve us. Replacing these third party vendors could also create significant delay and expense. Accordingly, use of such third parties creates an inherent risk to our business operations.

Hurricanes and other weather-related events could cause a disruption in our operations or other consequences that could have an adverse impact on our results of operations.

Our operations are located in regions susceptible to hurricanes. Such weather events can cause disruption to our operations and could have a material adverse effect on our overall results of operations. While we maintain hurricane insurance, including coverage for lost profits and extra expense, there is no insurance against the disruption to the markets that we serve that a catastrophic hurricane could produce. Further, a hurricane in any of our market areas could adversely impact the ability of borrowers to timely repay their loans and may adversely impact the value of any collateral held by us. The severity and impact of future hurricanes and other weather-related events are difficult to predict and may be exacerbated by global climate change. The effects of future hurricanes and other weather-related events could have an adverse effect on our business, financial condition or results of operations.

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

As a TARP recipient, we are subject to the executive compensation provisions of the EESA, including amendments to such provisions implemented under the American Recovery and Reinvestment Act of 2009, which limit the types of compensation arrangements that the Corporation may enter into with our most senior leaders. Our competitors may be in an advantageous position to retain and attract senior leaders since we are the only institution in Puerto Rico that is currently subject to TARP-related compensation provisions. Our compensation practices are subject to review and oversight by the Federal Reserve Board. We also may be subject to limitations on compensation practices by the FDIC or other regulators, which may or may not affect our competitors. Limitations on our compensation practices could have a negative impact on our ability to attract and retain talented senior leaders in support of our long term strategy.

Our compensation practices are subject to oversight by the Federal Reserve Board and the FDIC. Any deficiencies in our compensation practices may be incorporated into our supervisory ratings, which can affect our ability to make acquisitions or perform other actions. In addition, the regulation of our compensation practices may change in the future.

Our compensation practices are subject to oversight by the Federal Reserve Board and the FDIC. As discussed above, the Corporation currently is subject to the executive compensation restrictions as a TARP recipient and the 2010 interagency guidance governing the incentive compensation activities of regulated banks and bank holding companies.  Our failure to satisfy these restrictions and guidelines could expose us to adverse regulatory criticism, lowered supervisory ratings, and restrictions on our operations and acquisition activities.  In addition, the federal banking agencies have proposed new regulations under the Dodd-Frank Act that place restrictions on the incentive compensation practices of banking organizations with $1 billion or more in assets.

The scope and content of the U.S. banking regulators’ policies on executive compensation are continuing to develop and are likely to continue evolving in the near future. It cannot be determined at this time whether compliance with such policies will adversely affect the ability of the Corporation and its subsidiaries to hire, retain and motivate their key employees.

Further increases in the FDIC deposit insurance premium or in FDIC required reserves may have a significant financial impact on us.

The FDIC insures deposits at FDIC-insured depository institutions up to certain limits (currently, $250,000 per depositor account). The FDIC charges insured depository institutions premiums to maintain the Deposit Insurance Fund (the “DIF”).  In the event of a bank failure, the FDIC takes control of a failed bank and, if necessary, pays all insured deposits up to the statutory deposit insurance limits using the resources of the DIF. The FDIC is required by law to maintain adequate funding of the DIF, and the FDIC may increase premium assessments to maintain such funding.

The Dodd-Frank Act requires the FDIC to increase the DIF’s reserves against future losses, which will require institutions with assets greater than $10 billion, such as FirstBank, to bear an increased responsibility for funding the prescribed reserve to support the DIF. Among other things, the Dodd-Frank Act requires the FDIC to bolster the DIF by increasing the required reserve ratio for the industry to 1.35 percent (ratio of reserves to insured deposits) by September 30, 2020.

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

In March 2016, the FDIC adopted a final rule imposing a quarterly deposit insurance assessment surcharge on banks with at least $10 billion in assets of 4.5 cents per $100 of their assessment base, after making certain adjustments once the Deposit Insurance Fund Reserve Ratio reaches or exceeds 1.15 percent. For purposes of this surcharge, the first $10 billion of assets are subtracted from the regular insurance assessment base to determine the surcharge base. The assessment surcharge became effective on July 1, 2016, is assessed as of the third quarter of 2016 and subsequent periods, and applies to FirstBank. The Bank’s current surcharge base is slightly higher than the $10 billion threshold. The surcharge assessments will continue through December 31, 2018 or until the Deposit Insurance Fund Reserve Ratio reaches or exceeds 1.35 percent. In addition, under existing regulations, the FDIC reduced the initial base assessment rate, which reduces the standard risk-based assessment rate. This resulted in a decrease in the total FDIC insurance premium expense (standard risk-based assessment plus assessment surcharge expense) of approximately $1.6 million in the second half of 2016, as the benefit of the reduction in the initial base assessment rate exceeded the surcharge amount. In addition, under the Final Rule, if the Deposit Insurance Fund Reserve Ratio does not reach 1.35 percent by December 31, 2018, a shortfall assessment may be assessed on large banks in the first quarter of 2019 and collected by the FDIC on June 30, 2019. The FDIC also adopted a final rule raising its industry target ratio of reserves to insured deposits to 2 percent, 65 basis points above the statutory minimum, but the FDIC does not project that goal to be met for several years.

The FDIC may further increase FirstBank’s premiums or impose additional assessments or prepayment requirements in the future. The Dodd-Frank Act has removed the statutory cap for the reserve ratio, leaving the FDIC free to set this cap going forward.

Our businesses may be adversely affected by litigation.

From time to time, our customers, or the government on their behalf, may make claims and take legal action relating to our performance of fiduciary or contractual responsibilities. We may also face employment lawsuits or other legal claims. In any such claims or actions, demands for substantial monetary damages may be asserted against us, resulting in financial liability or an adverse effect on our reputation among investors or on customer demand for our products and services. We may be unable to accurately estimate our exposure to litigation risk when we record balance sheet reserves for probable loss contingencies. As a result, reserves we establish to cover any settlements or judgments may not be sufficient to cover our actual financial exposure, which has occurred in the past and may again occur, resulting in a material adverse impact on our consolidated results of operations or financial condition.

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

The resolution of legal actions or regulatory matters, when unfavorable, has had and could in the future have a material adverse effect on our consolidated results of operations for the quarter in which such actions or matters are resolved or a reserve is established.

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

Our financial statements are subject to the application of U.S. Generally Accepted Accounting Principles (“GAAP”), which are periodically revised and expanded. Accordingly, from time to time, we are required to adopt new or revised accounting standards issued by the Financial Accounting Standards Board (“FASB”). The FASB has issued several financial accounting and reporting standards that will govern key aspects of the Corporation’s financial statements or interpretations thereof when those standards become effective, including those areas where the Corporation is required to make assumptions or estimates. For example, the FASB’s new accounting standard on credit losses, which will become effective for the Corporation on January 1, 2020, will require earlier recognition of credit losses on financial assets. The new accounting model requires that lifetime “expected credit losses” of financial assets not recorded at fair value through net income, such as loans and held-to-maturity securities, be recorded at inception of the financial asset, replacing the multiple existing impairment model under GAAP which generally require that a loss be “incurred” before it is recognized. For additional information on this and other accounting standards, see Note 1 to the Consolidated Financial Statements.

Changes to financial accounting or reporting standards or interpretations, whether promulgated or required by the FASB or other regulators, could present operational challenges and could require the Corporation to change certain of the assumptions or estimates it previously used in preparing its financial statements, which could negatively impact how it records and reports its financial condition and results of operations generally and/or with respect to particular businesses. For additional information on the key areas for which assumption and estimates are used in preparing the Corporation’s financial statements, see Note 1 to the Consolidated Financial Statements.

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

The goodwill impairment evaluation process requires us to make estimates and assumptions with regards to the fair value of our reporting units. Actual values may differ significantly from these estimates. Such differences could result in future impairment of goodwill that would, in turn, negatively impact our results of operations and the reporting unit where the goodwill is recorded. We conducted our most recent evaluation of goodwill during the fourth quarter of 2016.

The Step 1 evaluation of goodwill allocated to the Florida reporting unit under our valuation approaches (market and discounted cash flow analyses) indicated that the fair value of the unit was above the carrying amount of its equity book value as of the valuation date (October 1), which meant that Step 2 was not undertaken. Goodwill with a carrying value of $28.1 million was not impaired as of December 31, 2016 or 2015, nor was any goodwill written off due to impairment during 2016, 2015, and 2014. If we are required to record a charge to earnings in our consolidated financial statements because an impairment of the goodwill or amortizable intangible assets is determined, our results of operations could be adversely affected.

Recognition of deferred tax assets is dependent upon the generation of future taxable income by the Bank.

As of December 31, 2016, the Corporation had a deferred tax asset of $281.7 million (net of a valuation allowance of $207.2 million), including $171.5 million associated with FirstBank’s Net Operating Losses (“NOLs”). Under Puerto Rico law, the Corporation and its subsidiaries, including FirstBank, are treated as separate taxable entities and are not entitled to file consolidated tax returns.  To obtain the full benefit of the applicable deferred tax asset attributable to NOLs, FirstBank must have sufficient taxable income within the applicable carry forward period (7 years for taxable years beginning before January 1, 2005, 12 years for taxable years beginning after December 31, 2004 and before January 1, 2013, and 10 years for taxable years beginning after December 31, 2012). The Bank incurred all of its NOLs on or after 2009. Accounting for income taxes requires that companies assess whether a valuation allowance should be recorded against their deferred tax asset based on an assessment of the amount of the deferred tax asset that is more likely than not to be realized.

The Corporation recorded a partial reversal of its valuation allowance in the amount of $302.9 million in the fourth quarter of 2014. The Corporation’s valuation allowance as of December 31, 2016 amounted to $207.2 million.  Due to significant estimates utilized in determining the valuation allowance and the potential for changes in facts and circumstances, it is reasonably possible that, in the future, the Corporation will not be able to reverse the remaining valuation allowance or that the Corporation will need to increase its current deferred tax asset valuation allowance.

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

Fluctuations in federal, state, local and foreign taxes or a change to uncertain tax positions, including related interest and penalties, may impact the Corporation’s effective tax rate. When particular tax matters arise, a number of years may elapse before such matters are audited and finally resolved. In addition, tax positions may be challenged by the Puerto Rico Department of Treasury (“PRTD”),

the United States Internal Revenue Service (“IRS”) and the tax authorities in the jurisdictions in which we operate and we may estimate and provide for potential liabilities that may arise out of tax audits to the extent that uncertain tax positions fail to meet the recognition standard under applicable GAAP. Unfavorable resolution of any tax matter could increase the effective tax rate and could result in a material increase in our tax expense. Resolution of a tax issue may require the use of cash in the year of resolution.

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

The actual rates of delinquencies, foreclosures and losses on loans have been higher during the economic slowdown. Rising unemployment, volatile interest rates and declines in housing prices have had a negative effect on the ability of borrowers to repay their mortgage loans. Any sustained period of increased delinquencies, foreclosures or losses could continue to harm our ability to sell loans, the prices we receive for loans, the values of mortgage loans held for sale or residual interests in securitizations, which could continue to harm our financial condition and results of operations. In addition, any additional material decline in real estate values would further weaken the collateral loan-to-value ratios and increase the possibility of loss if a borrower defaults. In such event, we will be subject to the risk of loss on such real estate arising from borrower defaults to the extent not covered by third-party credit enhancement.

The Corporation’s credit quality and the value of our portfolio of Puerto Rico government securities has been and in the future may be adversely affected by Puerto Rico’s economic condition and may be affected by actions taken by the Puerto Rico government or the PROMESA oversight board to address the ongoing fiscal and economic crisis in Puerto Rico.

     A significant portion of our financial activities and credit exposure is concentrated in the Commonwealth of Puerto Rico, which has been in an economic recession since 2006.  Based on the most recent information available, the main economic indicators suggest that the Puerto Rico economy remains weak.  For fiscal years 2017 and 2018, the Puerto Rico government projects a continued economic contraction in the Commonwealth’s GNP of 2.2% and 2.8%, respectively, while the GDB-EAI in December 2016 decreased 2.9% on a year-over-year basis to 121.1, the lowest number in 25 years. The GDB-EAI is a coincident index of economic activity for Puerto Rico made up of four indicators (non-farm payroll employment, electric power generation, cement sales and gasoline consumption). The seasonally adjusted unemployment rate in Puerto Rico was 12.4% in December 2016, which is higher than in any U.S. state.  Puerto Rico population decreased by an estimated 6.8% from 2010-2015, driven primarily by falling birth rate, a rising death rate, and migration to the United States mainland, according to the U.S. census data.

Based on information published by the Puerto Rico government, General Fund net revenues for the fiscal year 2015-2016 totaled approximately $9.175 billion, a year-over-year increase of $214.4 million. Fiscal year revenues were $116.7 million below revised estimates. General Fund net revenues for the first semester of fiscal year 2017 were $3.97 billion, an increase of $75 million year-over-year, and exceeded estimates by approximately $77 million.

On April 6, 2016, the Puerto Rico Emergency Moratorium and Financial Rehabilitation Act was enacted, which gives Puerto Rico’s governor emergency powers to deal with the challenging fiscal situation, including the ability to declare a moratorium on any debt payment.  Puerto Rico’s governor also issued an executive order intended to protect the GDB’s liquidity by allowing withdrawals only to fund necessary costs for essential services such as health, public safety and education services.

On June 30, 2016, pursuant to the debt moratorium law, the Puerto Rico governor ordered a moratorium on the payment of $780 million of the Puerto Rico government’s general obligations and guaranteed debt, along with the payment obligations of certain other issuers. The Puerto Rico government has continued to default on general obligation bonds, including the payment due on January 1, 2017. This followed a default on the principal payment of $367 million of GDB notes due on May 1, 2016. On August 1, 2016, the GDB defaulted on a $28 million payment of interest due to its creditors, including interest due on GDB bonds held by the Corporation. The GDB default marked the first time the GDB, or any other Puerto Rico agency or instrumentality, failed to pay interest on Puerto Rico government bonds held by the Corporation. On October 1, 2016, the Puerto Rico Public Buildings Authority failed to make a full payment of interest due on its obligation bonds, including bonds held by the Corporation. Generally, based on specific facts and circumstances of the issuer, a default event requires us to classify the defaulted bonds as a non-performing asset. Accordingly, during the third quarter of 2016, bonds of the GDB and the Puerto Rico Public Buildings Authority with an aggregate fair value as of December 31, 2016 of $20.5 million ($35.6 million- amortized cost, including accrued interest of $0.9 million) were classified as non-performing and placed in non-accrual status by the Corporation. These bonds are held as part of the available-for-sale securities portfolio. In the first quarter of 2016, the Corporation recorded a $6.3 million OTTI charge on the aforementioned bonds of the GDB and the Puerto Rico Public Buildings Authority. This was the third OTTI charge on these securities recorded since June 30, 2015, as OTTI charges of $12.9 million and $3.0 million were booked in the second and fourth quarters of 2015. The credit-related impairment loss estimates were based on the probability of default and loss severity in the event of default in consideration of the latest available information about the Puerto Rico government’s financial condition, including the enactment of a debt moratorium law and the declaration of a state of emergency at the GDB, the issuance of the GDB and the Commonwealth’s audited financial statements for the fiscal year ended June 30, 2014, as well as issuance of exchange proposals with the Commonwealth’s creditors related to its outstanding bond obligations. In addition to bonds of the GDB and the Puerto Rico Public Buildings Authority, the Corporation owns bonds of the Puerto Rico Housing Finance Authority in the aggregate amount of $7.9 million carried on the Corporation’s books at the aggregate fair value of $6.3 million, which are current as to contractual payments as of December 31, 2016.

On June 30, 2016, President Obama signed HR5278 Bill, PROMESA, which established an oversight board, a process for restructuring debt, and expedited procedures for approving critical infrastructure projects in order to address the Puerto Rico government fiscal situation. The independent seven-member oversight board that was appointed by the House of Representatives, Senate and President Obama pursuant to PROMESA has fiscal oversight over Puerto Rico’s finances for an initial term of five years. This marks the largest federal intervention ever into the U.S. municipal bond market. PROMESA enables Puerto Rico to restructure its debt. The PROMESA oversight board had its first meeting on September 30, 2016, and its term will expire once Puerto Rico has posted four structurally balanced budgets in a row and is deemed to have adequate access to the capital markets. The PROMESA oversight board has the power to approve or reject the general government’s proposed budgets until the oversight board is satisfied that the budgets are structurally responsible and based on reasonable expectations and accounting standards.

During their first meeting, the PROMESA oversight board announced the designation of a number of entities as covered entities under PROMESA, including the Commonwealth, all of its public corporations and retirement systems, the University of Puerto Rico and all affiliates and subsidiaries of the foregoing. The designation of an entity as a covered entity has various implications under PROMESA. First, it means that the Governor will have to submit such entity’s annual budgets and, if the PROMESA oversight board so requests, its fiscal plans, to the PROMESA oversight board for its review and approval. Second, covered territorial instrumentalities may not issue debt or guarantee, exchange, modify, repurchase, redeem, or enter into similar transactions with respect to their debts without the prior approval of the PROMESA oversight board. Third, pursuant to certain contracting guidelines approved by the PROMESA oversight board, prior PROMESA oversight board approval is required in connection with any transaction undertaken by a covered entity that (i) is outside the ordinary course of business or (ii) has a material financial impact. Finally, covered entities could also potentially be eligible to use the restructuring procedures provided by PROMESA. The first, Title VI, is a largely out-of-court process through which a government entity and its financial creditors can agree on terms to restructure such entity’s debt. If a supermajority of creditors of a certain category agree, that agreement can bind all other creditors in such category. The second, Title III, draws on the federal bankruptcy code and provides a court-supervised process for a comprehensive restructuring led by the PROMESA oversight board.

   PROMESA contains many provisions that, although similar to the provisions of Chapter 9 or other chapters of the United States Bankruptcy Code, are not identical and may not be interpreted in the same manner. Puerto Rico’s economy may be adversely affected by expenditures cuts or revenue raising measures implemented as a result of PROMESA. An increase in the tax burden of Puerto Rico residents may aggravate the population decline and economic recession. Additionally austerity measures that further reduce governmental expenditures or services, may also increase the rate at which residents leave and reduce the disposable income of residents of Puerto Rico. This decline may, in turn, lead to a decrease in economy activity that will affect the government’s ability to collect revenues as projected. Holders of bonds issued by the Commonwealth and its instrumentalities may be subject to voluntary or involuntary haircuts of interest or principal or both on their bonds as a result of one of the two methods to restructure Puerto Rico’s debt contained in PROMESA.

   PROMESA also created a bipartisan Congressional Task Force on Economic Growth in Puerto Rico. The Task Force consists of an eight-member panel of Congressional members that will review federal laws and programs to improve Puerto Rico’s economy.  The Task Force submitted a report during December 2016 with over 75 recommendations to Congress to jump start Puerto Rico’s economy that included dealing with Medicaid, competitive tax treatment for U.S. subsidiaries, granting child tax credits and increasing loans for small businesses and the rum cover-over tax.  They also stated that if the government conducts a plebiscite authorized by Congress, they would analyze and take any appropriate legislative action.  As of the date of submission of this Form 10-K, the U.S. Congress has not taken action on any of the recommendations in the report.

   On November 8, 2016, a new governor of Puerto Rico was elected and assumed office in January 2017. In addition a new Resident Commissioner was designated to represent Puerto Rico in the U.S. House of Representatives. Since taking office, Puerto Rico’s governor signed an executive order reducing spending by 10%, created an expedited process for infrastructure projects, implemented a zero-based budgeting methodology, introduced several bills to promote economic development and outlined several labor reforms aimed at reducing the cost of doing business in Puerto Rico. Puerto Rico’s governor also signed an extension to an excise tax on foreign manufacturers which contributes a significant amount of revenue to the general fund. Furthermore, Puerto Rico’s governor signed the “Financial Emergency and Fiscal Responsibility Act,” which replaces the prior administration’s debt moratorium with a new approach that segregates revenues available after the payment of essential services to pay debt service.

   In January 2017, the PROMESA oversight board sent a letter to the Puerto Rico governor outlining a minimum of $4.5 billion in fiscal measures that would need to be included in the government’s next fiscal plan in order for the PROMESA oversight board to certify the fiscal plan, which is the first step before negotiations with creditors can occur. In response to the Puerto Rico governor’s request for more time to develop a fiscal plan, the PROMESA oversight board established a number of milestones and conditions it would require if the then-current deadlines were extended. On January 28, 2017, the PROMESA oversight board officially extended various deadlines including moving to (i) February 28, 2017 the deadline for the updated fiscal plan, (ii) March 15, 2017 for the PROMESA oversight board to certify the fiscal plan and (iii) May 1, 2017 for the stay on debt-related litigation. On February 28, 2017, the Puerto Rico governor submitted to the PROMESA oversight board the Puerto Rico government fiscal plan which, among other initiatives, calls for significant reductions in operational expenses and subsides for municipalities and the University of Puerto Rico. The plan, which relies on significant change in economic assumptions vis a vis the baseline, projects a surplus before debt service of $11.6 billion in the aggregate during the ten year projection period (against $35.1 billion in contractual debt service). Estimated savings under the fiscal plan of $3.8 billion fall short of the $4.5 billion figure the PROMESA oversight board recommended. This initial fiscal plan was rejected by the PROMESA oversight board, which claimed the proposal relied on overly optimistic baseline revenue assumptions, economic projections and forecasted savings resulting from measures to reduce public expenditures. A revised fiscal plan was submitted by the Puerto Rico governor on March 11, 2017, including $262 million in additional revenue and changes to healthcare funding. On March 13, 2017, the PROMESA oversight board certified the revised fiscal plan, provided that two amendments are made. One amendment would institute the PROMESA oversight board’s earlier proposal for furloughing most government employees four days a month, with two days for teachers and none for law enforcement officers, by July 1st, 2017 (the beginning of fiscal year 2018), and eliminate the annual Christmas bonus for government workers if the Puerto Rico government does not come up with plans to increase liquidity by $200 million and implement its plan to “right-size” its operations in a fiscal year 2018 budget proposal by April 30th. If it does, the cost-savings measures would be delayed until September 1st. A further determination would then be made as to whether the savings measures are needed or to what extent needed. The other amendment would require an agreement between the Puerto Rico government and the PROMESA oversight board to reduce pension costs 10% by 2020 to be reached within 30 days and finalized by June 30th.

   With respect to the PREPA, on December 23, 2015, PREPA and more than 70% of its creditors reached an agreement on an RSA that would provide, among other things, for a restructuring of some of PREPA’s outstanding debt at 85 cents on the dollar. The RSA also included a BPA whereby certain of those creditors would purchase new bonds to be issued by PREPA. The implementation of the RSA would provide the basis for PREPA to provide more reliable and lower-cost service, fund its capital needs for the medium term, help ensure environmental compliance, diversify generation resources to include more natural gas, and provide jobs.

   Legislation to establish the necessary securitization framework for the new PREPA debt was passed on February 16, 2016. In June 2016, the Puerto Rico Energy Commission approved a “transition” charge to PREPA customers that will secure the new debt that will be issued to facilitate the PREPA restructuring. In May and June of 2016, certain bondholders purchased $115 million of bonds pursuant to the BPA. The BPA was amended in late June and bondholders purchased another $264 million on June 30, 2016. Following the BPA amendment, PREPA made the full principal and interest payment due on July 1, 2016. On January 1, 2017, PREPA made its full interest payment and did so without requiring any type of BPA

On January 27, 2017, the AAFAF notified all creditors involved that it was extending the January 31, 2017 expiration date of the RSA until March 31, 2017. In addition, AAFAF also notified the parties together with its financial advisors Rothchild, that it would lead negotiations with PREPA creditors.

As of December 31, 2016, the Corporation had $323.3 million of direct exposure to the Puerto Rico government, its municipalities and public corporations, compared to $360.7 million as of December 31, 2015.  Approximately $191.9 million of the exposure consisted of loans and obligations of municipalities in Puerto Rico that are supported by assigned property tax revenues and for which, in most cases, the good faith, credit and unlimited taxing power of the applicable municipality have been pledged to their repayment. Approximately 89% of the Corporation’s municipality exposure consists primarily of senior priority obligations concentrated in five of the largest municipalities in Puerto Rico (San Juan, Carolina, Bayamon, Mayaguez and Guaynabo). These municipalities are required by law to levy special property taxes in such amounts as shall be required for the payment of all of their respective general obligation bonds and loans. Although the PROMESA oversight board has not designated any of the Commonwealth’s 78 municipalities as covered entities under PROMESA, it may decide to do so in the future. While the fiscal plan submitted by the Puerto Rico governor to the PROMESA oversight board on February 28, 2017 did not contemplate a restructuring of the debt of Puerto

Rico’s municipalities, the plan did call for the gradual elimination of budgetary subsidies provided to municipalities, which constitute a material portion of the operating revenues of certain municipalities. The PROMESA oversight board had previously expressly called for the elimination of these budgetary subsidies as part of any certified fiscal plan. Furthermore, municipalities are also likely to be affected by the negative economic and other effects resulting from expense, revenue or cash management measures taken to address the Puerto Rico government’s fiscal and liquidity shortfalls. In addition to municipalities, the total exposure to the Puerto Rico government entities covered by PROMESA included $6.9 million of loans to units of the Puerto Rico central government, and approximately $81.9 million consisted of loans to public corporations (entities covered by PROMESA), including the direct exposure to PREPA with a book value of $65.5 million as of December 31, 2016 that was sold in the first quarter of 2017 as described above. See “Significant Events Since the Beginning of 2016 – Sale of the Puerto Rico Electric Power Authority Loan”. The PREPA credit facility was placed in non-accrual status in the first quarter of 2015, and interest payments recorded on a cost-recovery basis.  The Corporation’s total direct exposure also includes obligations of the Puerto Rico government with an amortized cost of $42.7 million as part of its available-for-sale investment securities portfolio, net of $22.2 million in cumulative OTTI charges, and recorded at a fair value of $26.8 million as of December 31, 2016.

Furthermore, as of December 31, 2016, the Corporation had $127.7 million outstanding (book value of $111.8 million) in credit facilities extended to the hotel industry in Puerto Rico under which the borrower and the operations of the underlying collateral are the primary sources of repayment and the TDF provides a secondary guarantee for payment performance, compared to $129.4 million outstanding as of December 31, 2015. The TDF is a subsidiary of the GDB that facilitates private sector financings to Puerto Rico’s hotel industry. Adverse developments related to the Puerto Rico government’s fiscal situation introduced additional uncertainty regarding the TDF’s ability to honor its guarantee, including the enactment of Act 21. These facilities were placed in non-accrual status and classified as impaired in the first quarter of 2016, and interest payments are now applied against principal. The Corporation has been receiving payments on the largest of these three facilities sufficient to cover the monthly contractual payments. This facility matured on February 1, 2017 and is currently under renegotiation. In addition, the borrowers’ cash flows related to the other two facilities are insufficient to cover debt service and the Corporation is not receiving collections from the TDF guarantee. As such, these two facilities are collateral dependent loans and charge-offs amounting to $13.9 million were recorded during the second half of 2016, of which $13.0 million was charged against reserves established in prior periods. These loans have been adversely classified since the third quarter of 2015. As of December 31, 2016, the loans guaranteed by the TDF are being carried at 72% of unpaid principal balance, net of reserves and accumulated charge-offs.  The Corporation measures impairment on these loans based on the fair value of the collateral and the existence of the government guarantee.  Developments of the Puerto Rico government debt restructuring process, with the automatic stay on litigations under PROMESA set to expire on May 1, 2017, and actions taken or those that may have to be taken by the Commonwealth or the PROMESA oversight board to address Puerto Rico’s fiscal and economic crisis could ultimately adversely affect the value of the Puerto Rico government guarantees, including the TDF guarantee. If as a result of developments, including discussions with regulators, loan rating downgrades, progress in the debt restructuring process, or for other reasons, the Corporation determines that additional impairment charges are necessary, such an action would adversely affect the Corporation’s results of operations in the period in which such determination is taken.

In addition, the Corporation had $119.9 million in exposure to residential mortgage loans that are guaranteed by the Puerto Rico Housing Finance Authority. Residential mortgage loans guaranteed by the Puerto Rico Housing Finance Authority are secured by the underlying properties and the guarantees serve to cover shortfalls in collateral in the event of a borrower default. The Puerto Rico government guarantees up to $75 million of the principal guaranteed under the mortgage loans insurance program. According to the most recently released audited financial statements of the Puerto Rico Housing Financing Authority, as of June 30, 2015, the Puerto Rico Housing Finance Authority’s mortgage loans insurance program covered loans aggregating approximately $552 million. The regulations adopted by the Puerto Rico Housing Finance Authority require the establishment of adequate reserves to guarantee the solvency of the mortgage loans insurance fund. As of June 30, 2015, the most recent date as to which information is available, the Puerto Rico Housing Finance Authority had a restricted net position for such purposes of approximately $77.4 million.

Furthermore, as of December 31, 2016, the Corporation had $408.8 million of public sector deposits in Puerto Rico.  Approximately 28% is from municipalities and municipal agencies in Puerto Rico and 72% is from public corporations and the central government and agencies in Puerto Rico.

The decline in Puerto Rico’s economy since 2006 has resulted in, among other things, a decline in our loan originations, an increase in the level of our non-performing assets, higher loan loss provisions and charge-offs, and an increase in the rate of foreclosure loss on mortgage loans, all of which adversely affected our profitability. During the next four fiscal years, the Commonwealth expects to confront various events that may significantly reduce its revenues or increase its expenditures. To the extent the Commonwealth is unable to address these events, its ability to continue operating and providing essential services to its population may be severely compromised. Any further potential deterioration of economic activity could result in further adverse effects on our profitability and credit quality.

Continuation of the economic slowdown and decline in the U.S. Virgin Islands could continue to harm our results of operations.

The fiscal health of the government of the USVI over the past 10 years has shown signs of deterioration evidenced by persistent budgetary deficits and projected future revenue shortfalls. The accumulated deficit position in the general fund at the end of the fiscal year 2015 was in excess of $74 million and the annual deficit for fiscal year 2016 is projected to be nearly $14 million. In addition to the general fund situation, the USVI is also experiencing growth in its unfunded actuarial accrued liability.

The government of the USVI has developed a five-year financial plan, designed to return the general fund to fiscal stability. The fiscal stabilization plan includes a number of revenue enhancement initiatives as well as reductions to government operating expenses. Many of the USVI government’s revenue enhancement initiatives are subject to legislative approval and are in the form of tax increases which could potentially have an adverse effect on the economy. The fiscal stabilization plan is also predicated on access of the government to the financial markets in order to issue deficit financing to cover the operating deficits for 2017 and 2018, which is uncertain.

As of December 31, 2016, the Corporation has total exposure to the USVI government and its instrumentalities of $84.7 million. All loans are currently performing and up to date with its principal and interest payments.

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

Despite improving labor markets in the U.S. in the past year, an elevated amount of underemployment and household debt, the volatile interest rate environment, along with a continued sluggish recovery in the consumer real estate market and certain commercial real estate markets in the U.S., pose challenges for the U.S. economic performance and the financial services industry.

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

The deterioration of economic conditions in the U.S. and disruptions in the financial markets could adversely affect our ability to access capital, our business, financial condition and results of operations and our ability to comply with the Written Agreement, which could result in further regulatory enforcement actions.

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

Financial deregulation measures proposed by the Trump administration and members of the U.S. Congress may create regulatory uncertainty for the financial sector, increase competition in certain of our investment strategies and adversely affect our business, financial condition and results of operations.

     The Trump administration’s short-term legislative agenda may include certain deregulatory measures for the U.S. financial services industry including changes to the Volcker Rule, the U.S. Risk Retention Rules, Basel III capital requirements, the FSOC’s authority and other aspects of the Dodd-Frank Act.  On February 3, 2017, President Trump signed an executive order calling for the administration to review U.S. financial laws and regulations in order to determine their consistency with a set of core principles identified in the order.  One bill, the Financial CHOICE Act (the “CHOICE Act”), which was sponsored by Rep. Jeb Hensarling last year but was not enacted, is being discussed as an avenue for amending the Dodd-Frank Act and may be subject to revisions and reintroduction in the current session of Congress.  The most recent version of the CHOICE Act would eliminate the power of the FSOC to designate non-bank financial institutions as systematically important, repeal the Volcker Rule and change the structure and powers of the Consumer Financial Protection Bureau.  In addition, the CHOICE Act would allow certain qualifying banking organizations with a satisfactory composite supervisory rating and a non-risk weighted leverage ratio of at least 10% to elect to be exempt from enhanced risk-weighted capital ratios, liquidity requirements and other regulations currently applicable to large banking organizations, and would revise the U.S. Risk Retention Rules to remove the risk retention requirement for all asset-backed securitizations other than for certain non-qualifying residential mortgage securitizations.  The CHOICE Act also would significantly alter stress testing, possibly exempting qualifying banking organizations from stress tests altogether and eliminating the Federal Reserve Board’s ability to make “qualitative” objections to capital plans submitted by other banking organizations.  In addition, the CHOICE Act would also significantly enhance the SEC’s enforcement capabilities and increase the maximum civil penalties and criminal sanctions under federal securities laws, including under the Investment Company Act of 1940 and the Investment Advisers Act of 1940.

     Whether the CHOICE Act will be enacted, and, if so, whether additional amendments would be added during the legislative process remains unclear.  However, the results of the recent elections have increased the likelihood that the CHOICE Act or similar financial reform legislation will be enacted.  In addition, in the absence of legislative change, the Trump administration may influence the substance of regulatory supervision through, among other things, the appointment of individuals to the Federal Reserve Board.  As a result of the recent notice of resignation by one member of the Federal Reserve Board, President Trump is expected to soon be able to nominate persons to fill three of the Federal Reserve Board’s seven seats, including a Vice Chairman for Supervision.  In turn, the nomination of new Federal Reserve Board members by Mr. Trump may increase the likelihood that the Federal Reserve Board will depart from adopting capital and liquidity requirements for U.S. banking organizations that are more stringent than those that have been agreed upon at the international level, including the Basel Committee on Banking Supervision’s Basel III framework.

     Measures focused on deregulation of the U.S. financial services industry may have the effect of increasing competition for our credit-focused businesses or otherwise reducing investment opportunities.  Increased competition from banks and other financial institutions in the credit markets could have the effect of reducing credit spreads, which may adversely affect the revenues of our credit and other businesses whose strategies including the provision of credit to borrowers.

    Determining the full extent of the impact on us of any such potential financial reform legislation, or whether any such particular proposal will become law, at this point in time is highly speculative.  However, any such changes may impose additional costs on us, require the attention of our senior management or result in limitations on the manner in which business is conducted.

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

    The Corporation faces increased regulation and regulatory scrutiny as a result of, among other things, its participation in the Troubled Assets Relief Program.  The U.S. Treasury acquired shares of common stock from the Corporation in October 2011 in exchange for shares of preferred stock that it owned because of the Corporation’s issuance of preferred stock to U.S. Treasury in January 2009 pursuant to the TARP.  In July 2010, the Corporation issued to U.S. Treasury a warrant, which amends, restates and replaces the original warrant that it issued to U.S. Treasury in January 2009 under the TARP. The Corporation’s participation in the TARP also imposes limitations on the payments it may make to its senior leaders. For more details on the implications of TARP please refer to the risks factors titled as follow: “Competition for our executives and other key employees is intense, and we may not be able to attract and retain the highly skilled people we need to support our business” above.

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

    As of December 31, 2016, the Corporation had $210 million in trust preferred securities that are now subject to the full phase-out from Tier 1 capital under the final regulatory capital rules discussed above.

    Although First BanCorp. and FirstBank were able to meet well-capitalized capital ratios upon implementation of the requirements, and we expect both companies will continue to exceed the minimum risk-based and leverage capital ratio requirements for well-capitalized status under the new capital rules, we may not remain well capitalized.

Additional regulatory proposals and legislation, if finally adopted, could change banking laws and our operating environment and that of our subsidiaries in substantial and unpredictable ways.  The ultimate effect that such legislation, if enacted, or regulations would have upon our financial condition or results of operations may be adverse.

  We are subject to regulatory capital adequacy guidelines, and if we fail to meet these guidelines our business and financial condition will be adversely affected.

   Under  regulatory capital adequacy guidelines, and other regulatory requirements, the Corporation and our banking subsidiary must meet guidelines that include quantitative measures of assets, liabilities and certain off balance sheet items, subject to qualitative judgments by regulators regarding components, risk weightings and other factors. If we fail to meet these minimum capital guidelines and other regulatory requirements, our business and financial condition will be materially and adversely affected. If we fail to maintain certain capital levels, or are deemed not well managed under regulatory exam procedures, or if we experience certain regulatory violations, our status as a financial holding company, and our ability to offer certain financial products will be compromised and our financial condition and results of operations could be adversely affected.

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

   These and other changes required by the Dodd-Frank Act have required substantial modifications to the entire mortgage lending and servicing industry. Their impact may involve changes to our operations and increased compliance costs in making single-family residential mortgage loans.  There are new laws and regulations that come into effect in 2017 and 2018 affecting the residential mortgage business and commercial business which may cause us to incur additional increased regulatory and compliance costs.  Notwithstanding the above, the new administration has expressed its disagreement with the burden of new regulations and requirements.  In addition, House Financial Services Committee Chairman Jeb Hensarling issued a press release on January 26, 2017 stating that replacing the Dodd-Frank Act is a top administration and congressional priority. At this point, however, it is uncertain whether any of these regulatory burdens will be relaxed.

Compliance with stress testing requirements may be challenging.

The Corporation is currently subject to supervisory guidance for stress testing practices issued by the federal banking agencies.  The current guidance outlines broad principles for a satisfactory stress testing framework and describes various stress testing approaches and how stress testing should be used at various levels within an organization.  As previously discussed, the Corporation is also subject to two new stress testing rules that implement provisions of the Dodd-Frank Act, one issued by the Federal Reserve Board that applies to First BanCorp. on a consolidated basis and one issued by the FDIC that applies to the Bank.

    The Corporation submitted its second annual company-run stress test to regulators in July 2016, which was published in October 2016.

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

The Bank Secrecy Act, the USA PATRIOT Act and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective anti-money laundering program and file suspicious activity and currency transaction reports as appropriate. The Financial Crimes Enforcement Network is authorized to impose significant civil money penalties for violations of those requirements and has recently engaged in coordinated enforcement efforts with the individual federal banking regulators, as well as the U.S. Department of Justice, Drug Enforcement Administration. We are also subject to increased scrutiny of compliance with trade and economic sanctions requirements and rules enforced by the Office of Foreign Assets Control. If our policies, procedures and systems are deemed deficient, we would be subject to liability, including fines and regulatory actions, which may include restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan, including our acquisition plans. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us. Any of these results could have a material adverse effect on our business, financial condition and results of operations.

RISKS RELATING TO AN INVESTMENT IN THE CORPORATION’S COMMON AND PREFERRED STOCK

Sales in the public market of the approximately 23% of our outstanding shares of common stock that are held by a small group of large stockholders could adversely affect the trading price of our common stock.

   The following stockholders own an aggregate of approximately 23.2% of our outstanding shares of common stock:  funds affiliated with Thomas H. Lee Partners, L.P. (“THL”), which own approximately 9.2%, and funds managed by Oaktree Capital Management, L.P. (“Oaktree”), which own approximately 9.2%, and the U.S. Treasury, which owns approximately 4.7%, excluding shares of common stock issuable upon exercise of the U.S. Treasury’s warrant. We have registered these securities for resale under the Securities Act of 1933 and are obligated to keep the prospectus, which is part of the resale registration statement filed with the SEC, current so that the securities can be sold in the public market at any time. The resale of the securities in the public market, or the perception that these sales might occur, could cause the market price of our common stock to decline.

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

Factors that could cause fluctuations, volatility or a decline in the market price of our common stock, many of which could be beyond our control, include the following:

•          uncertainties and developments related to the resolution of the Puerto Rico government’s fiscal problems;

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

    In consideration of the financial results reported for the second quarter ended June 30, 2009, we decided, as a matter of prudent fiscal management and following applicable Federal Reserve Board’s guidance, to suspend the payment of dividends. The Corporation’s ability to declare and pay dividends is dependent on certain Federal regulatory considerations, including the guidelines of the Federal Reserve Board regarding capital adequacy and dividends and on the requirements of the Written Agreement which requires prior written approval of the Federal Reserve to declare or pay dividends. During the fourth quarter of 2016, following the requisite regulatory approval, the Corporation announced the declaration of a cash dividend on its outstanding shares of Series A through E Noncumulative Perpetual Monthly Income Preferred Stock for the month of December 2016. Dividends on our Series A through E Preferred Stock had not been paid since July 2009. The Corporation has to date receive approval to pay the monthly dividends on the Corporation’s Series A through E Preferred Stock through March 2017. Although there is no assurance that any dividends will be declared on the Corporation’s Series A through E Preferred Stock in any future periods, the Corporation intends to continue to request the Federal Reserve’s approval pursuant to the requirements of the Written Agreement to enable it to continue to pay the monthly dividends on its Series A through E Preferred Stock.

  The holders of the preferred stock have the right to appoint two additional members to our Board of Directors. Any member of the Board of Directors appointed by the holders of Series A through E Preferred Stock is required to vacate his or her office if the Corporation resumes the payment of dividends in full for twelve consecutive monthly dividend periods.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of March 1, 2017, First BanCorp owned the following three main offices located in Puerto Rico:

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

The Corporation owns 20 branch and office premises and auto lots and leases 82 branch premises, loan and office centers and other facilities. In certain situations, financial services such as mortgage and insurance businesses and commercial banking services are located in the same building.  All of these premises are located in Puerto Rico, Florida and the USVI and BVI. Management believes that the Corporation’s properties are well maintained and are suitable for the Corporation’s business as presently conducted.

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

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Information about Market and Holders

The Corporation’s common stock is traded on the NYSE under the symbol FBP. On March 3, 2017, there were 388 holders of record of the Corporation’s common stock, not including beneficial owners whose shares are held in the name of brokers or other nominees. The last sales price for the common stock on that date was $6.30.

In December 2016, January 2017, and February 2017 the Corporation paid dividends on the non-cumulative perpetual monthly income preferred stocks which, along with common stock dividend payments, were suspended during the third quarter of 2009. The common stock ranks junior to all series of preferred stock as to dividend rights and as to rights on liquidation, dissolution or winding up of the Corporation.

The following table sets forth, for the periods indicated, the per share high and low closing sales prices for the Corporation’s common stock during such periods.

	High	Low	Last	Dividends per Common Share
Quarter Ended

2016:
Fourth Quarter Ended December 31, 2016	$7.05	$4.78	$6.61	$-
Third Quarter Ended September 30, 2016	5.26	3.82	5.20	-
Second Quarter Ended June 30, 2016	4.62	2.52	3.97	-
First Quarter Ended March 31, 2016	3.23	2.06	2.92	-

2015:
Fourth Quarter Ended December 31, 2015	$4.49	$3.06	$3.25	$-
Third Quarter Ended September 30, 2015	4.89	3.15	3.56	-
Second Quarter Ended June 30, 2015	6.74	4.82	4.82	-
First Quarter Ended March 31, 2015	6.74	5.27	6.20	-

During the fourth quarter of 2014, the U.S. Treasury sold approximately 4.4 million shares of First BanCorp.’s common stock through its first pre-defined written trading plan.  On March 9, 2015, the U.S. Treasury announced the sale of an additional 5 million shares of First BanCorp.’s common stock through its second pre-defined written trading plan

On December 5, 2016, THL and Oaktree completed a secondary offering of the Corporation’s common stock. THL and Oaktree sold an aggregate of 18 million shares (9 million shares each) of common stock at a price of $5.60 per share. In addition, the underwriters exercised their option to purchase an additional 2.7 million shares of common stock from the selling stockholders. Also, on February 7, 2017, THL and Oaktree participated in another secondary offering in which they sold an additional aggregate amount of 20 million shares (10 million shares each) of common stock at a price of $6.36 per share. Subsequently, the underwriters exercised their option to purchase an additional 3 million shares of common stock from the selling stockholders. The Corporation did not receive any proceeds from these offering.

As of March 3, 2017, each of THL and Oaktree owned approximately 9.2% of the Corporation’s outstanding common stock and the U.S. Treasury owned approximately 4.7%, excluding the 1.3 million common shares underlying the warrant owned by the Treasury, which is exercisable for $3.29 per share.

Effective April 1, 2013, the Board determined to increase the salary amounts paid to certain executive officers primarily by paying the increased salary amounts in the form of shares of the Corporation’s common stock, instead of cash. The Corporation issued 755,223 shares of common stock with a weighted average market value of $3.96 in 2016 as such additional salary amounts (2015 – 483,053 shares with a weighted average market value of $4.67). The Corporation withheld 226,261 shares from the common stock paid to the officers as additional compensation to cover employee payroll and income tax withholding liabilities in 2016 (2015 – 149,463 shares); these shares are held as treasury shares. The Corporation paid any fractional share of salary stock that the officer was entitled to in cash.

In 2016, the Corporation granted 1,925,575 shares of restricted stock to certain executive officers, other employees, and independent directors (2015 – 1,013,495 shares).  In connection with the vesting of restricted stock in 2016, the Corporation withheld 65,498 shares of restricted stock (2015 – 72,918 shares) to cover employee payroll and income tax withholding liabilities; these shares are also held as treasury shares.

As of December 31, 2016 and December 31, 2015, the Corporation had 1,254,189 and 962,430 shares held as treasury stock, respectively.

The Corporation has 50,000,000 authorized shares of preferred stock. First BanCorp has five outstanding series of nonconvertible, noncumulative preferred stock: 7.125% noncumulative perpetual monthly income preferred stock, Series A (liquidation preference $25 per share); 8.35% noncumulative perpetual monthly income preferred stock, Series B (liquidation preference $25 per share); 7.40% noncumulative perpetual monthly income preferred stock, Series C (liquidation preference $25 per share); 7.25% noncumulative perpetual monthly income preferred stock, Series D (liquidation preference $25 per share); and 7.00% noncumulative perpetual monthly income preferred stock, Series E (liquidation preference $25 per share) (collectively, the “Series A through E Preferred Stock”). Effective January 17, 2012, the Corporation delisted all of its outstanding series of preferred stock from the NYSE. The Corporation has not arranged for listing on another national securities exchange or for quotation of the Series A through E Preferred Stock in a quotation medium.

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

Dividends

 The Corporation had a policy of paying quarterly cash dividends on its outstanding shares of common stock subject to its earnings and financial condition. For the first time since July 2009, following the requisite regulatory approval, on December 8, 2016, the Corporation announced the declaration of a cash dividend on its outstanding shares of Series A through E Noncumulative Perpetual Monthly Income Preferred Stock for the month of December 2016. The Corporation has to date received approval to pay the monthly dividends on the Corporation’s Series A through E Preferred Stock through March 2017. The Corporation’s ability to pay future dividends will necessarily depend upon its earnings and financial condition as well as its receipt of approval from the Federal Reserve to pay dividends. The Corporation intends to continue to request the Federal Reserve’s approval pursuant to the requirements of the Written Agreement to enable it to continue to pay the monthly dividends on its Series A through E Preferred Stock. See the discussion under “Dividend Restrictions” under Item 1 for additional information concerning restrictions on the payment of dividends that apply to the Corporation and FirstBank.

The 2011 PR Code requires the withholding of income tax from dividend income sourced within Puerto Rico to be received by any individual, resident of Puerto Rico or not, trusts and estates and by non-resident custodians, partnerships, and corporations.

Resident U.S. Citizens

A special tax of 15% withheld at source is imposed, in lieu of regular tax, on any eligible dividends paid to individuals, trusts, and estates. Eligible dividends include dividends paid by a domestic Puerto Rico corporation. However, the taxpayer can perform an election to be excluded from the 15% special tax. Once this election is made it is irrevocable. The election allows the taxpayer to include in gross income the eligible dividends received and take a credit for the amount of tax withheld in excess, if any. If the taxpayer does not make this election on the tax return, then he can exclude from gross income the eligible dividends received and reported without claiming the credit for the tax withheld.

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

Securities authorized for issuance under equity compensation plans

The following table summarizes equity compensation plans approved by security holders and equity compensation plans that were not approved by security holders as of December 31, 2016:

			(c)
	(a)	(b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	Number of Securities to be Issued Upon Exercise of Outstanding Options, warrants and rights	Weighted Average Exercise Price of Outstanding Options, warrants and rights
Plan category

Equity compensation plans, approved by stockholders (1)	34,989 (1)	$138.00	6,846,986 (2)
Equity compensation plans
not approved by stockholders	N/A	N/A	N/A
Total	34,989	$138.00	6,846,986

(1) The 1997 stock option plan expired on January 21, 2007. All outstanding awards under the stock option plan continue in full force and effect, subject to their original terms and the shares of common stock underlying the options are subject to adjustments for stock splits, reorganization and other similar events. Stock options granted under the 1997 stock options plan expired in January 2017.

(2) Securities available for future issuance under the First BanCorp. 2008 Omnibus Incentive Plan (the "Omnibus Plan"), which was initially approved by stockholders on April 29, 2008. The Omnibus Plan was first amended with stockholder approval on December 9, 2011 to increase the number of shares reserved for issuance under the Omnibus plan. Then, on May 24, 2016, the Omnibus plan was amended again to, among other things, increase the number of shares of common stock reserved for issuance under the Omnibus Plan, to extend the term of the Omnibus Plan to May 24, 2026 and to re-approve the material terms of the performance goals under the Omnibus Plan for purpose of Section 162 (m) of the U.S. Internal Revenue Code of 1986, as amended. The Omnibus Plan provides for equity-based compensation incentives through the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, and other stock-based awards. As amended, this plan provides for the issuance of up to 14,169,807 shares of common stock, subject to adjustments for stock splits, reorganization and other similar events. As of December 31, 2016, 6,846,986 shares of Common Stock were available for future issuance under the Omnibus Plan.

Purchase of equity securities by the issuer and affiliated purchasers

The following table provides relating to the Corporation's purchases of shares of its common stock in the three-month period ended December 31, 2016:

				Maximum Number of Shares That May Yet be Purchased Under These Plans or Programs
			Total Number of Shares Purchased as Part of Publicly Announced Plans Or Programs

	Total number of shares purchased (1)
		Average Price Paid
Period

October, 2016	13,283	$5.34	-	-
November, 2016	12,290	5.77	-	-
December, 2016	11,084	6.40	-	-
Total	36,657	$5.80	-	-

(1) Reflects shares of common stock withheld from the common stock paid to certain senior officers.

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

The graph below compares the cumulative total stockholder return of First BanCorp. during the measurement period with the cumulative total return, assuming reinvestment of dividends, of the S&P 500 Index and the S&P Supercom Banks Index (the “Peer Group”). The Performance Graph assumes that $100 was invested on December 31, 2011 in a share of, or interest in, each of First BanCorp. common stock, the S&P 500 Index and the Peer Group. The comparisons in this table are set forth in response to SEC disclosure requirements, and are therefore not intended to forecast or be indicative of future performance of First BanCorp.’s common stock.

     The cumulative total stockholder return was obtained by dividing (i) the cumulative amount of dividends per share, assuming dividend reinvestment since the measurement point, December 31, 2011 plus (ii) the change in the per share price since the measurement date, by the share price at the measurement date.

Item 6. Selected Financial Data

   The following table sets forth certain selected consolidated financial data for each of the five years in the period ended December 31, 2016. This information should be read in conjunction with the audited consolidated financial statements and the related notes thereto.

SELECTED FINANCIAL DATA
	Year Ended December 31,
(In thousands, except for per share and financial ratios)	2016	2015	2014	2013	2012
Condensed Income Statements:
Total interest income	$585,292	$605,569	$633,949	$645,788	$637,777
Total interest expense	101,174	103,303	115,876	130,843	176,072
Net interest income	484,118	502,266	518,073	514,945	461,705
Provision for loan and lease losses	86,733	172,045	109,530	243,751	120,499
Non-interest income (loss)	87,954	81,325	61,348	(15,489)	49,391
Non-interest expenses	355,080	383,830	378,253	415,028	354,883
Income (loss) before income taxes	130,259	27,716	91,638	(159,323)	35,714
Income tax (expense) benefit	(37,030)	(6,419)	300,649	(5,164)	(5,932)
Net income (loss)	93,229	21,297	392,287	(164,487)	29,782
Net income (loss) attributable to common
stockholders - basic	93,006	21,297	393,946	(164,487)	29,782
Net income (loss) attributable to common
stockholders - diluted	93,006	21,297	393,946	(164,487)	29,782
Per Common Share Results:
Net earnings (loss) per common share -
basic	$0.44	$0.10	$1.89	$(0.80)	$0.15
Net earnings (loss) per common share -
diluted	$0.43	$0.10	$1.87	$(0.80)	$0.14
Cash dividends declared	-	-	-	-	-
Average shares outstanding	212,818	211,457	208,752	205,542	205,366
Average shares outstanding diluted	215,794	212,971	210,540	205,542	205,828
Book value per common share	$8.05	$7.71	$7.68	$5.57	$6.89
Tangible book value per common share (1)	$7.83	$7.47	$7.45	$5.30	$6.60
Balance Sheet Data:
Total loans, including loans held for sale	$8,936,879	$9,148,251	$9,177,371	$9,545,501	$10,022,632
Allowance for loan and lease losses	205,603	240,710	222,395	285,858	435,414
Money market and investment securities	2,091,196	2,299,520	2,170,401	2,374,980	2,103,545
Intangible assets	46,754	50,583	49,907	54,866	60,944
Deferred tax asset, net	281,657	311,263	313,045	7,644	4,867
Total assets	11,922,455	12,573,019	12,727,835	12,656,925	13,099,741
Deposits	8,831,205	9,338,124	9,483,945	9,879,924	9,864,546
Borrowings	1,186,187	1,381,492	1,456,959	1,431,959	1,640,399
Total preferred equity	36,104	36,104	36,104	63,047	63,047
Total common equity	1,784,529	1,685,779	1,653,990	1,231,547	1,393,546
Accumulated other comprehensive (loss) income,
net of tax	(34,390)	(27,749)	(18,351)	(78,736)	28,430
Total equity	1,786,243	1,694,134	1,671,743	1,215,858	1,485,023

	Year Ended December 31,
	2016		2015		2014		2013		2012
Selected Financial Ratios (In Percent):
Profitability:
Return on Average Assets	0.75		0.17		3.10		(1.28)		0.23
Return on Average Total Equity	5.28		1.26		30.25		(12.39)		2.04
Return on Average Common Equity	5.39		1.29		31.38		(13.01)		2.14
Average Total Equity to Average Total Assets	14.25		13.23		10.25		10.36		11.24
Interest Rate Spread	3.88		3.94		4.02		3.92		3.37
Interest Rate Margin	4.14		4.15		4.20		4.11		3.64
Interest Rate Spread- tax equivalent basis (2)	3.99		4.08		4.16		4.01		3.41
Interest Rate Margin- tax equivalent basis (2)	4.25		4.30		4.34		4.21		3.68
Tangible common equity ratio (1)	14.34		12.84		12.51		8.71		10.44
Dividend payout ratio	-		-		-		-		-
Efficiency ratio (3)	62.07		65.77		65.28		83.10		69.44
Asset Quality:
Allowance for loan and lease losses to loans held
for investment	2.31		2.64		2.44		3.02		4.38
Net charge-offs to average loans (4)	1.37		1.68		1.84		4.07		1.76
Provision for loan and lease losses to net
charge-offs	0.71	x	1.12	x	0.63	x	0.69	x	0.67	x
Non-performing assets to total assets (4)	6.16		4.85		5.63		5.73		9.45
Non-performing loans held for investment to total
loans held for investment (4)	6.30		4.86		5.76		5.23		9.82
Allowance to total non-performing loans held
for investment	36.71		54.36		42.45		57.69		44.63
Allowance to total non-performing loans held for
investment, excluding residential real estate loans	51.50		87.92		64.80		85.56		65.78
Other Information:
Common stock price: End of period	$6.61		$3.25		$5.87		$6.19		$4.58
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
(4) Loans used in the denominator in calculating each of these ratios include purchased credit-impaired loans.
However, the Corporation separately tracks and reports purchased credit-impaired loans and excludes these from non-performing loan and non-performing asset amounts.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A)

  The following Management’s Discussion and Analysis of Financial Condition and Results of Operations relates to the accompanying consolidated audited financial statements of First BanCorp. and should be read in conjunction with such financial statements and the notes thereto. This section also presents certain non-GAAP financial measures. Refer to “Basis of Presentation” below for information about why the non-GAAP financial measures are being presented and the reconciliation of the non-GAAP financial measures for which the reconciliation is not presented earlier.

Description of Business

First BanCorp. is a diversified financial holding company headquartered in San Juan, Puerto Rico, offering a full range of financial products to consumers and commercial customers through various subsidiaries. First BanCorp. is the holding company of FirstBank Puerto Rico and FirstBank Insurance Agency. Through its wholly owned subsidiaries, the Corporation operates offices in Puerto Rico, the United States Virgin Islands and British Virgin Islands, and the State of Florida (USA), concentrating on commercial banking, residential mortgage loan originations, finance leases, credit cards, personal loans, small loans, auto loans, and insurance agency and broker-dealer activities.

The Puerto Rico economy

See “Puerto Rico Government Fiscal Situation, Government Actions, enactment of PROMESA and Exposure” above and “Exposure to Puerto Rico Government” below for a discussion about the Puerto Rico government’s difficult economic situation, which has a significant impact on the operations of the Corporation.

EXECUTIVE Overview of Results of Operations

First BanCorp.'s results of operations depend primarily on its net interest income, which is the difference between the interest income earned on its interest-earning assets, including investment securities and loans, and the interest expense incurred on its interest-bearing liabilities, including deposits and borrowings.  Net interest income is affected by various factors, including: the interest rate scenario; the volumes, mix and composition of interest-earning assets and interest-bearing liabilities; and the re-pricing characteristics of these assets and liabilities. The Corporation's results of operations also depend on the provision for loan and lease losses, non-interest expenses (such as personnel, occupancy, the deposit insurance premium and other costs), non-interest income (mainly service charges and fees on deposits, insurance income and revenues from broker-dealer operations), gains (losses) on sales of investments, gains (losses) on mortgage banking activities, and income taxes.

The Corporation had net income of $93.2 million, or $0.43 per diluted share, for the year ended December 31, 2016, compared to $21.3 million, or $0.10 per diluted share, for 2015 and $392.3 million, or $1.87 per diluted share, for 2014. The financial results for 2016, 2015, and 2014 included the following items that management believes are not reflective of core operating performance, are not expected to reoccur with any regularity or may reoccur at uncertain times and in uncertain amounts:

Year ended December 31, 2016

•          Charge to the provision for loan and lease losses of $1.8 million ($1.1 million after-tax) related to the sale of a $16.3 million pool of non-performing assets in the fourth quarter of 2016, mostly comprised of non-performing commercial loans.

•          Gain of $1.5 million ($1.2 million after-tax) from recovery of a residual collateralized mortgage obligation (“CMO”) previously written off once the trust was liquidated in the fourth quarter of 2016.

•          Gain of $6.1 million ($5.9 million after-tax) on sales of $198.7 million of U.S. agency MBS that carried an average yield of 2.36% recorded in the third quarter of 2016.

•          OTTI charges on debt securities, primarily on Puerto Rico government debt securities, of $6.7 million recorded in the first quarter of 2016.  No tax benefit was recognized for the OTTI charges.

•          Brokerage and insurance commissions of $1.7 million ($1.0 million after-tax) net of incentive costs, recorded in the fourth quarter of 2016, primarily from the sale of large fixed annuities contracts.

•          Adjustment of $2.7 million ($1.7 million after tax) recorded in the fourth quarter of 2016 to reduce the credit card rewards program liability due to the expiration of reward points earned by customers up to September 2013 (the conversion date of the credit card portfolio acquired from FIA in May 2012).  Most of these points had been accrued at acquisition date and ultimately experienced a redemption pattern materially different from those points accrued after conversion.

•          Costs of $0.6 million recorded in the fourth quarter of 2016 associated with the secondary offering of the Corporation’s common stock by certain of the existing stockholders.  The costs, incurred at the holding company level, had no effect on the income tax expense in 2016.

•          Severance payments of $0.3 million ($0.2 million after-tax) related to permanent job discontinuance recorded in the third quarter of 2016.

•          Gain of $4.2 million on the repurchase and cancellation of $10 million in trust preferred securities recorded in the first quarter of 2016, reflected in the statement of income as “Gain on early extinguishment of debt.”  The gain, realized at the holding company level, had no effect on the income tax expense in 2016.

Year ended December 31, 2015

•          Charges of $48.7 million ($29.7 million after-tax) related to a bulk sale of assets with a carrying value of $150.4 million (the “bulk sale of assets”) completed in the second quarter of 2015, mostly comprised of non-performing commercial loans.

•          OTTI charges on debt securities, primarily on Puerto Rico government debt securities, of $16.5 million in 2015.  No tax benefit was recognized for the OTTI charges.

•          Gain of $7.0 million ($4.3 million after-tax) associated with a long-term strategic marketing alliance entered into during the fourth quarter of 2015 as part of the sale of the FirstBank Puerto Rico merchant contracts portfolio.

•          Bargain purchase gain of $13.4 million ($8.2 million after-tax) on assets acquired and liabilities assumed from Doral Bank recorded in the first quarter of 2015.

•          Costs of $2.2 million ($1.4 million after-tax) related to a voluntary early retirement program recorded in the fourth quarter of 2015.

•          Costs of $4.6 million ($2.8 million after-tax) in 2015 related to the conversion of loan and deposit accounts acquired from Doral Bank to the FirstBank systems.

Year ended December 31, 2014

•          Prepayment penalty income of $2.5 million ($1.6 million after-tax) on a commercial mortgage loan paid off in the fourth quarter of 2014.  The $2.5 million contractual prepayment penalty collected was paid by the borrower to compensate for the economic loss sustained by the Corporation in the early termination of an interest rate swap agreement that provided an economic hedge of the cash flows associated with this loan. Such loss equaled the mark-to-market unrealized losses recorded by the Corporation in prior periods for the terminated interest rate swap.

•          Charge to the provision for loan and lease losses of $1.4 million ($0.9 million after-tax) recorded in the second quarter of 2014 related to the acquisition of residential mortgage loans from Doral Financial in full satisfaction of secured borrowings owed by such entity to FirstBank.

•          OTTI charges on debt securities of $0.4 million in 2014.  No tax benefit was recognized for the OTTI charges.

•          Gain of $0.3 million on the sale of a $4.6 million Puerto Rico government agency bond in the second quarter of 2014. The gain had no income tax effect in 2014.

•          Equity in loss of unconsolidated entity of $7.3 million in 2014. No tax effect was reflected in 2014 related to the equity in loss of unconsolidated entity, as the related deferred tax asset was fully reserved with a valuation allowance. Refer to “Non-interest income” below for additional information.

•          Costs of $1.2 million ($0.8 million after-tax) recorded in 2014 related to the acquisition of residential mortgage loans from Doral Financial.

•          Income tax benefit of $302.9 million associated with the partial reversal of the valuation allowance recorded in the fourth quarter of 2014 against the deferred tax assets of the Corporation’s banking subsidiary, FirstBank.

 The following table reconciles for 2016, 2015, and 2014 the reported net income to adjusted net income, a non-GAAP financial measure that excludes the items identified above, which are items that management believes are not reflective of core operating performance, are not expected to reoccur with any regularity or may reoccur at uncertain times and in uncertain amounts:

	Year Ended December 31,
	2016	2015	2014
(In thousands)
Net income, as reported	$93,229	$21,297	$392,287
Adjustments:
Charge related to the sale of the $16.3 million pool of non-performing assets	1,799	-	-
Charges related to the bulk sale of assets, including transaction expenses	-	48,667	-
Gain from recovery of investments previously written off	(1,547)	-	-
Brokerage and insurance commissions, primarily from the sale of large
fixed annuities contracts, net of incentive costs	(1,692)	-	-
Adjustment to reduce the credit cards rewards liability due to unusually
large customer forfeitures	(2,732)	-	-
Secondary offering costs	590	-	-
Gain on sale of investment securities	(6,104)	-	(262)
Severance payments on jobs discontinuance	281	-	-
Other-than-temporary impairment on debt securities	6,687	16,517	388
Gain on early extinguishment of debt	(4,217)	-	-
Gain on sale of merchant contracts	-	(7,000)	-
Voluntary early retirement program expenses	-	2,238	-
Bargain purchase gain on assets acquired and liabilities assumed
from Doral Bank	-	(13,443)	-
Acquisition and conversion costs of assets acquired and liabilities
assumed from Doral Bank	-	4,646	-
Equity in loss of unconsolidated entity			7,279
Partial reversal of the deferred tax assets valuation allowance	-	-	(302,898)
Prepayment penalty collected on a commercial loan tied to interest rate
swaps	-	-	(2,546)
Charges related to the acquisition of loans from Doral Financial, including
associated expenses	-	-	2,663
Income tax impact of adjustments (1)	1,409	(13,691)	(45)
Adjusted net income	$87,703	$59,231	$96,866

_______________________________________________________________

(1) See "Basis of Presentation" for the individual tax impact for each reconciling item.

The key drivers of the Corporation’s GAAP financial results include the following:

•          Net interest income for the year ended December 31, 2016 was $484.1 million compared to $502.3 million and $518.1 million for the years ended December 31, 2015 and 2014, respectively.  The decrease for 2016 compared to 2015 was primarily driven by: (i) a $15.2 million decrease in interest income on consumer loans and finance leases mainly attributable to a decrease of $142.8 million in the average balance of this portfolio, primarily auto loans, (ii) a $3.9 million decrease in interest income on investment securities, primarily reflecting the gradual reinvestment of MBS prepayments in lower yielding securities given the low interest rate environment that prevailed in 2016 and an adverse impact of approximately $1.0 million related to the discontinuance of interest income recognition on bonds of the GDB and the Puerto Rico Public Buildings Authority that were placed in non-performing status in the third quarter of 2016, (iii) a $1.2 million decrease in interest income on commercial and construction loans, reflecting a decline of $153.4 million in the average balance of these portfolios that resulted in a decrease of approximately $3.6 million in interest income and the adverse impact of large commercial relationships classified as non-performing during 2016, partially offset by an increase of approximately $1.4 million in prepayment penalties and deferred fees amortization, recovery of interest income on certain non-performing loans that were fully paid off, and the upward repricing of variable commercial loans tied to higher short-term interest rates, and (iv) a $1.2 million decrease in interest income on residential mortgage loans primarily due to lower cash collections on residential non-performing loans.

These variances were partially  offset by: (i) a $2.1 million decrease in interest expense, including a decrease of $3.0 million in interest expense on brokered CDs primarily related to a $622.7 million decrease in the average volume of brokered CDs that offset higher costs on new issuances, and a $2.2 million decrease in interest expense on repurchase agreements primarily reflecting the effect of the repayment of $400 million of repurchase agreements that matured in 2016 and carried an average cost of  3.35%, partially offset by increases of $1.8 million and $1.0 million in interest expense on FHLB advances and non-brokered deposits, respectively, and (ii) a $1.2 million increase in interest income on interest-bearing cash and cash equivalent balances due to increases in fed fund rates late in 2015 and 2016.   The net interest margin decreased slightly to 4.14% for the year ended December 31, 2016 compared to 4.15% for 2015.

The decrease for 2015 compared to 2014  was primarily driven by: (i) a $30.1 million decrease in interest income on commercial and construction loans, including a decrease of approximately $24.1 million attributable to a $592.2 million decline in the average volume of these portfolios and the adverse impact of $3.8 million in interest payments received in 2015 from the credit facility to PREPA, accounted for on a cost-recovery basis, (ii) a $20.4 million decrease in interest income on consumer loans, including a decrease of approximately $16.2 million related to a $148.0 million decrease in the average volume of such loans and a $3.8 million adverse variance due to the fact that the remaining discount on the credit card portfolio acquired in 2012 was fully accreted into income in the first half of 2014, and (iii) a $7.6 million decrease in interest income on MBS, including a decrease of approximately $4.6 million attributable to a $180.0 million decline in the average volume of MBS and a $3.0 million decrease related to lower yields reflecting, among other things, the gradual reinvestment of MBS prepayments in lower-yielding investments given the low interest rate environment.

These variances were partially offset by: (i) a $28.6 million increase in interest income on residential mortgage loans primarily related to the acquisition of several loan portfolios from Doral Bank completed in the first quarter of 2015 and fourth quarter of 2014 and from Doral Financial in the second quarter of 2014,  (ii) an $8.9 million decrease in interest expense on deposits, including a decrease of $5.0 million in interest expense on brokered CDs primarily related to a $670.5 million decrease in the average volume of brokered CDs, and a $3.9 million decrease in interest expense on non-brokered deposits mainly due to lower deposit pricing that resulted in an 8 basis points reduction in the average cost of such deposits, and (iii) a $4.6 million decrease in interest expense on repurchase agreements mainly related to the restructuring of $400 million of repurchase agreements early in 2015 and the interest income earned on reverse repurchase agreements entered into in 2015 that qualifies for offsetting accounting.  The net interest margin decreased 5 basis points to 4.15% for the year ended December 31, 2015 compared to 4.20% for 2014.

•         The provision for loan and lease losses for 2016 was $86.7 million compared to $172.0 million and $109.5 million for 2015 and 2014, respectively. The provision for the year ended December 31, 2016 includes a charge of $1.8 million associated with the sale of a $16.3 million pool of non-performing assets in the fourth quarter of 2016, for 2015 included a charge of $46.9 million associated with the bulk sale of assets completed during the second quarter of 2015, and for 2014 included a charge of $1.4 million related to the acquisition of residential mortgage loans from Doral Financial in the second quarter of 2014 in full satisfaction of secured borrowings owed by such entity to FirstBank, as further discussed below.  Excluding the impact of the aforementioned items, the adjusted provision for loan and lease losses of $84.9 million for 2016 decreased by $40.2 million compared to the adjusted provision for loan and lease losses of $125.1 million for 2015 reflecting, among other things, (i) a $23.2 million decrease in the adjusted provision for commercial and construction loans reflecting, among other things, the impact in 2015 of the $35 million increase in the general reserve for commercial loans extended to or guaranteed by the Puerto Rico government (excluding municipalities) reflecting the impact of both the migration of certain of these loans to adverse classification categories and a $19.2 million charge related to qualitative factor adjustments that stressed the historical loss rates applied to these loans, partially offset by lower loan loss recoveries and the impact in 2015 of an $8.1 million reserve release adjustment for construction loans that reflected adjustments to the general reserve given the stabilization in the asset quality of land loans, (ii) an $11.7 million decrease in the provision for consumer loans, driven by lower charge-offs and loss severity rates and the overall decrease in the size of this portfolio, and (iii) a $5.3 million decrease in the adjusted provision for residential mortgage loans mainly related to lower delinquency levels, lower charges to the reserve for PCI loans, and the overall decrease in the size of this portfolio.

During the fourth quarter of 2016, the Corporation completed the sale of a pool of non-performing assets, primarily comprised of non-performing commercial loans, with a book value of $16.3 million (principal balance of $20.1 million), in a cash transaction. The proceeds from this sale were $11.3 million, net of $0.4 million of escrow and principal and interest collected on behalf of the purchaser subsequent to the effective date of the transaction.  Approximately $2.8 million of reserves had been allocated to the loans. This transaction resulted in total net charge-offs of $4.6 million and an incremental pre-tax loss of $1.8 million recorded as a charge to the provision for loan and lease losses. The following table shows the impact of the sale of the $16.3 million pool of non-performing assets on net charge-offs and the provision for loan and lease losses for the year ended December 31, 2016 as well as on a non-GAAP basis excluding the impact of such sale:

(Dollars in thousands)	As Reported (GAAP)	Impact of the Sale of a $16.3 Million Pool of Non-Performing Assets	Adjusted (Non-GAAP)

2016

Total net charge-offs	$121,840	$4,631	$117,209
Total net charge-offs to average loans	1.37%		1.32%
Commercial mortgage	$19,638	$3,026	$16,612
Commercial mortgage loans net charge-offs to average loans	1.28%		1.09%
Commercial and Industrial	$23,890	$1,593	$22,297
Commercial and Industrial loans net charge-offs to average loans	1.11%		1.04%
Residential mortgage	$30,680	$12	$30,668
Residential mortgage loans net charge-offs to average loans	0.93%		0.93%

Provision for loan and lease losses	$86,733	$1,799	$84,934
Commercial mortgage	8,688	1,787	6,901
Commercial and Industrial	17,075	2	17,073
Residential mortgage	25,090	10	25,080
__________

During the second quarter of 2015, the Corporation completed the sale of commercial and construction loans with a book value of $147.5 million (principal balance of $196.5 million), comprised mostly of non-performing and adversely classified loans, as well as OREO properties with a book value of $2.9 million in a cash transaction.  The sale price of this bulk sale was $87.3 million.  Approximately $15.3 million of reserves had been allocated to the loans.  This transaction resulted in total net charge-offs of $61.4 million and an incremental pre-tax loss of $48.7 million, including $0.9 million in professional service fees directly attributable to this bulk sale.  The following table shows the impact of the bulk sale on net charge-offs and the provision for loan and lease losses for the year ended December 31, 2015 on a GAAP basis as well as on a non-GAAP basis excluding the impact of the bulk sale of assets:

(Dollars in thousands)	As Reported (GAAP)	Impact of the Bulk Sale Transaction	Adjusted (Non-GAAP)

2015

Total net charge-offs	$153,730	$61,435	$92,295
Total net charge-offs to average loans	1.68%		1.01%
Commercial mortgage	$49,567	$37,590	$11,977
Commercial mortgage loans net charge-offs to average loans	3.12%		0.77%
Commercial and Industrial	$29,528	$20,570	$8,958
Commercial and Industrial loans net charge-offs to average loans	1.32%		0.40%
Construction	$2,412	$3,275	$(863)
Construction loans net charge-offs to average loans	1.42%		(0.52)%

Provision for loan and lease losses	$172,045	$46,947	$125,098
Commercial mortgage	66,884	33,807	33,077
Commercial and Industrial	34,575	10,765	23,810
Construction	(6,891)	2,375	(9,266)
__________

The provision for loan and lease losses for the year ended December 31, 2014 includes a charge of $1.4 million related to the acquisition of residential mortgage loans from Doral Financial in the second quarter of 2014 in full satisfaction of secured borrowings owed by such entity to FirstBank.  On May 30, 2014, FirstBank purchased from Doral Financial all of its rights, title and interest in first and second mortgage loans having an unpaid principal balance of approximately $241.7 million for an aggregate purchase price of approximately $232.9 million.  Doral Financial had pledged the mortgage loans to FirstBank as collateral for secured borrowings pursuant to a series of credit agreements between the parties entered into in 2006.  As consideration for the purchase of the mortgage loans, FirstBank credited approximately $232.9 million as full satisfaction of the outstanding balance of the Doral Financial secured borrowings plus interest owed to FirstBank.  The estimated fair value of the mortgage loans at acquisition was $226.0 million.  This transaction resulted in a loss of $6.9 million derived from the difference between the fair value of the mortgage loans acquired, $226.0 million, and the book value of the secured borrowings of $232.9 million.  Approximately $5.5 million of the loss was part of the general allowance for loan losses established for commercial loans in prior periods; thus, an additional charge to the provision of $1.4 million was recorded in 2014.  The following table shows the impact of this transaction on net charge-offs and the provision for loan and lease losses for the year ended December 31, 2014 on a GAAP basis as well as on a non-GAAP basis excluding the impact of the transaction.

	As Reported (GAAP)	Loss on Acquisition of Mortgage Loans from Doral Financial	Adjusted (Non-GAAP)

2014
(in thousands)
Total net charge-offs	$172,993	$6,908	$166,085
Total net charge-offs to average loans	1.84%		1.77%
Commercial and Industrial	58,255	6,908	51,347
Commercial and Industrial loans net charge-offs to average loans	2.27%		2.08%

Provision for loan and lease losses	$109,530	$1,428	$108,102
Commercial and Industrial	36,681	1,428	35,253

The adjusted provision for loan and lease losses of $125.1 million for the year ended December 31, 2015 increased by $17.0 million compared to the adjusted provision of $108.1 million in 2014 reflecting, among other things, (i) a $35 million increase in the general reserve for commercial loans extended to or guaranteed by the Puerto Rico government (excluding municipalities), reflecting the migration of certain loans to adverse classification categories, and a $19.2 million charge to the provision related to qualitative factor adjustments that stressed the historical loss rates applied to these loans, and (ii) a $12.9 million increase in the provision for residential mortgage loans reflecting higher reserve requirements for loans in the late stage of delinquencies and the establishment of a $4.0 million reserve for purchased-credit impaired loans acquired in May 2014.  These variances were partially offset by a $32.8 million decrease in the provision for consumer loans that reflects improvements in charge-off rates, declining loss severity rates on auto loans and the overall decrease in the size of this portfolio.

Net charge-offs totaled $121.8 million for the year ended December 31, 2016, or 1.37% of average loans, including $4.6 million of net charge-offs related to the sale of the $16.3 million pool of non-performing assets in 2016.  Net charge-offs for the year ended December 31, 2015 totaled $153.7 million, or 1.68% of average loans, including $61.4 million of net charge-offs related to the bulk sale of assets in 2015. Net charge-offs for the year ended December 31, 2014 totaled $173.0 million, including $6.9 million of charge-offs resulting from the difference between the fair value of mortgage loans acquired from Doral Financial Corporation in the second quarter of 2014 of $226.0 million, and the book value of the secured borrowings that such institution owed to FirstBank.  Adjusted net charge-offs that exclude from net charge-offs for 2016 the impact of the sale of the $16.3 million of non-performing assets, for 2015 the impact of the bulk sale of assets, and for 2014 the impact of charge-offs resulting from the mortgage loans acquired in satisfaction of secured borrowings are non-GAAP financial measures. Non-GAAP adjusted net charge-offs for 2016 amounted to $117.2 million, or 1.32% of average loans, an increase of $24.9 million compared to non-GAAP adjusted net charge-offs of $92.3 million for 2015. The increase reflects the impact of four large commercial loan charge-offs totaling $28.0 million in the Puerto Rico region, including $13.9 million associated with two of the three facilities guaranteed by the TDF. Refer to “Basis of Presentation” below for additional information about these non-GAAP financial measures. Also refer to the discussions under “Provision for loan and lease losses” and “Risk Management” below for an analysis of the allowance for loan and lease losses and non-performing assets and related ratios.

•         The Corporation recorded non-interest income of $88.0 million for the year ended December 31, 2016 compared to $81.3 million and $61.3 million for the years ended December 31, 2015 and 2014, respectively. The increase for 2016 compared to 2015 was primarily driven by: (i) a $9.8 million decrease in OTTI charges on debt securities, primarily related to lower charges on bonds of GDB and the Puerto Rico Public Buildings Authority held by the Corporation as part of the available-for-sale securities portfolio, with respect to which the Corporation had already recognized OTTI charges of $22.2 million, (ii) a $6.1 million gain on sales of $198.7 million of U.S. agency MBS in 2016, (iii) a $4.2 million gain on the repurchase and cancellation of $10 million in trust preferred securities in 2016, (iv) a $3.2 million increase in revenues from the mortgage banking business driven by higher gains on sales of residential mortgage loans in the secondary market associated with both a higher volume of sales and higher gain margins, (v) a $2.6 million increase in service charges on deposits primarily related to the implementation of new service and transactional fees on certain products in November 2015, (vi) a $2.2 million increase in insurance and broker-dealer commissions, primarily related to the sale of large fixed annuities contracts, and (viii) a $1.5 million gain from the recovery of a residual CMO previously written off.  These increases were partially offset by the impact in 2015 of the $13.4 million bargain purchase gain on assets acquired and liabilities assumed from Doral Bank and the impact in 2015 of a $7.0 million gain on the sale of merchant contracts. Adjusted non-interest income for 2016 was $81.0 million, excluding items that management believes are not reflective of core operating performance, are not expected to reoccur with any regularity or may reoccur at uncertain times and in uncertain amounts, compared to adjusted non-interest income of $78.0 million in 2015.  Refer to “Basis of Presentation” below for additional information and reconciliation of this non-GAAP financial measure.

The increase in non-interest income of $20.0 million in 2015, as compared to 2014, was mainly due to: (i) the $13.4 million bargain purchase gain on assets acquired and liabilities assumed from Doral Bank in 2015, (ii) the $7.0 million gain on the sale of merchant contracts, (iii) the impact in 2014 of the $7.3 million equity in loss of unconsolidated entity related to the Bank’s investment in CPG/GS PR NPL, LLC (“CPG/GS”), since the value of the investment in this unconsolidated entity became zero in the second quarter of 2014, (iv) a $3.6 million increase in service charges on deposits primarily associated with the deposits assumed from Doral in late February 2015 as well as the implementation of new service and transactional fees on certain products beginning in the fourth quarter of 2015, (v) a $2.5 million increase in revenues from the mortgage banking business,  and (vi) an increase of $1.3 million in merchant-related income despite the sale of merchant contracts completed early in the fourth quarter of 2015.  These variances were partially offset by a $16.1 million increase in OTTI charges on debt securities, primarily related to OTTI charges of $15.9 million on Puerto Rico government debt securities, specifically bonds of the GDB and the Puerto Rico Public Buildings Authority held by the Corporation as part of the available-for-sale securities portfolio.  Adjusted non-interest income for 2015 was $78.0 million, excluding items that management believes are not reflective of core operating performance, are not expected to reoccur with any regularity or may reoccur at uncertain times and in uncertain amounts, compared to adjusted non-interest income of $68.8 million in 2014.  Refer to “Basis of Presentation” below for additional information and reconciliation of this non-GAAP financial measure.

•         Non-interest expenses for 2016 were $355.1 million compared to $383.8 million and $378.3 million for 2015 and 2014, respectively.  The decrease for 2016 compared to 2015 was primarily due to: (i) an $11.5 million decrease in total professional service fees mainly driven by the impact in 2015 of several items, including, professional services fees of $3.7 million related to the acquisition and conversion of loan and deposit accounts acquired from Doral Bank to the FirstBank systems, $3.6 million of interim servicing costs related to loans and deposits acquired from Doral Bank, costs of $1.3 million related to special projects and strategic, stress testing and capital planning matters, professional service fees of $0.9 million directly related to the bulk sale of assets, and a $2.9 million decrease in collections, appraisals and other credit related professional service fees associated with lower costs on troubled loans resolution efforts, (ii) a $4.3 million decrease in losses on OREO operations primarily reflecting decreases in write downs to the value of OREO properties and in OREO-operating expenses, including lower property taxes, and an increase in rental income, (iii) a $4.1 million decrease in occupancy and equipment costs reflecting reductions in depreciation, electricity and repairs expenses, (iv) a $3.9 million decrease in the FDIC insurance premium expense reflecting, among other things, a reduction in the initial base assessment rate, and reductions in brokered deposits and average assets, (v) a $3.8 million decrease in business promotion expenses, primarily due to lower costs associated with credit card and deposit reward programs, including the effect of the $2.7 million adjustment recorded during the fourth quarter of 2016 to reduce the credit card rewards liability due to the expiration of reward points earned by customers up to September 2013 (the conversion date of the credit card portfolio acquired from FIA in May 2012), and (vi) a $2.5 million decrease in processing expenses mainly due to the sale of merchant contracts in the fourth quarter of 2015. These variances were partially offset by a $2.5 million increase in taxes, other than income taxes, primarily due to the increase in the sales tax rate from 7% to 11.5% effective in Puerto Rico since July 1, 2015 and the sales tax of 4% on designated professional services effective in Puerto Rico since October, 1, 2015. Adjusted non-interest expenses for 2016 were $356.9 million, excluding items that management believes are not reflective of core operating performance, are not expected to reoccur with any regularity or may reoccur at uncertain times and in uncertain amounts, compared to adjusted non-interest expenses of $375.8 million in 2015.  Refer to “Basis of Presentation” below for additional information and reconciliation of this non-GAAP financial measure.

The increase in non-interest expense of $5.6 million in 2015, as compared to 2014 was mainly due to: (i) a $14.6 million increase in employees’ compensation and benefits, including costs of $2.2 million associated with the voluntary early retirement program and higher costs associated with salary merit increases, the impact of personnel costs related to the branches acquired from Doral Bank in 2015, higher stock-based compensation expense and an increase in incentive and performance-based compensation, (ii) a $7.7 million increase in total professional service fees driven by the aforementioned impact of $3.7 million in professional service fees related to the acquisition and conversion of loan and deposit accounts acquired from Dora Bank to the FirstBank systems and the $3.6 million incurred in interim servicing costs also related to loans and deposits acquired from Doral Bank, and (iii) a $1.0 million increase in occupancy and equipment costs primarily related to rental, depreciation and maintenance expenses associated with the acquired Doral Bank branches.  These variances were partially offset by: (i) a $10.5 million decrease in the FDIC deposit insurance premium expense reflecting, among other things, the decrease in brokered CDs, a strengthened capital position and an improved earnings to assets average ratio, (ii)  a $4.8 million decrease in OREO-related expenses, mainly due to a $3.7 million increase in rental income from OREO income-producing properties and higher gains on sales, and (iii) a $5.4 million decrease in taxes, other than income taxes, primarily reflecting the elimination of Puerto Rico’s national gross receipts tax in 2015, partially offset by incremental costs related to the sales and use tax.  Adjusted non-interest expenses for 2015 was $375.8 million, excluding items that management believes are not reflective of core operating performance, are not expected to reoccur with any regularity or may reoccur at uncertain times and in uncertain amounts, compared to adjusted non-interest expenses of $377.0 million in 2014.  Refer to “Basis of Presentation” below for additional information and reconciliation of this non-GAAP financial measure.

•          For 2016, the Corporation recorded an income tax expense of $37.0 million compared to an income tax expense of $6.4 million for 2015 and an income tax benefit of $300.6 million for 2014. The increase in income tax expense for 2016, when compared to 2015, was mainly driven by higher taxable income, as the year 2015 was impacted by a pre-tax loss of $48.7 million on the bulk sale of assets. The effective tax rate for the year ended December 31, 2016 was 28% compared to 23% for the year ended December 31, 2015. The income tax benefit for 2014 primarily reflects the $302.9 million partial reversal of FirstBank’s deferred tax assets valuation allowance.  As of December 31, 2016, the Corporation had a net deferred tax asset of $281.7 million (net of a valuation allowance of $207.2 million, including a valuation allowance of $171.0 million against the deferred tax assets of the Corporation’s banking subsidiary, FirstBank). Refer to “Income Taxes” below for additional information.

•         As of December 31, 2016, total assets were approximately $11.9 billion, a decrease of $650.6 million from December 31, 2015. The decrease was mainly due to a $452.8 million decrease in cash and cash equivalents, associated with liquidity used to repay maturing brokered CDs and repurchase agreements.  Total loans (before allowance) decreased $211.4 million primarily due to a $110.5 million reduction in consumer loans, primarily auto loans, a $66.4 million reduction in commercial and construction loans, and a $34.5 million reduction in residential mortgage loans primarily reflected in the Puerto Rico region.  The decrease in commercial and construction loans includes a reduction of $195.3 million in Puerto Rico driven by the repayment of several large commercial loans, the sale of a $20.2 million commercial loans participation, the sale of the $16.3 million pool of non-performing assets, and charge-offs, including the four large charge-offs totaling $28.0 million noted above.  The commercial and construction loan portfolio in the Virgin Islands decreased by $49.7 million primarily related to facilities granted to government entities.  In contrast, the commercial and construction loan portfolio in the Florida region increased by $178.7 million during 2016.  Refer to “Financial Condition and Operating Data” below for additional information.

•         As of December 31, 2016, total liabilities were $10.1 billion, a decrease of $742.7 million, from December 31, 2015. The decrease was mainly related to a $657.8 million decrease in brokered CDs, the repayment at maturity of $400 million of repurchase agreements, a $10 million decrease in junior subordinated debentures associated with the repurchase and cancellation of certain trust preferred securities, and the payment of interest on trust preferred securities deferred and accrued since March 2012.  As of December 31, 2016, the Corporation is current on all interest payments related to its subordinated debt.  These reductions were partially offset by a $164.5 million increase in total deposits, excluding government deposits and brokered CDs, and a $215.0 million increase in FHLB advances.  Refer to “Risk Management – Liquidity and Capital Adequacy” below for additional information about the Corporation’s funding sources.

•         As of December 31, 2016, the Corporation’s stockholders’ equity was $1.8 billion, an increase of $92.1 million from December 31, 2015.  The increase was mainly driven by the net income of $93.2 million reported for 2016.  The Corporation’s Total Capital, Common equity Tier 1 Capital, Tier 1 Capital and Leverage ratios calculated under the Basel III rules were 21.34%, 17.74%, 17.74%, and 13.70%, respectively, as of December 31, 2016, compared to Total Capital, Common equity Tier 1 Capital, Tier 1 Capital and Leverage ratios of 20.01%, 16.92%, 16.92%, and 12.22%, respectively, as of December 31, 2015.    The Corporation’s tangible common equity ratio increased to 14.34% as of December 31, 2016, from 12.84% as of December 31, 2015.  Refer to “Risk Management – Capital” below for additional information.

•         Total loan production, including purchases, refinancings and draws from existing revolving and non-revolving commitments, was $2.9 billion for the year ended December 31, 2016, excluding the utilization activity on outstanding credit cards, compared to $3.0 billion, for 2015.  The decrease consisted of reductions of $103.7 million and $45.8 million in the Puerto Rico and Virgin Islands regions, respectively, partially offset by the growth of $70.0 million achieved in the Florida region primarily reflected in the commercial segment.

•         Total non-performing assets were $734.5 million as of December 31, 2016, an increase of $124.6 million from December 31, 2015.  The increase was primarily attributable to the inflow in the first quarter of 2016 of the Corporation’s exposure to commercial mortgage loans guaranteed by the TDF with a book value of $111.8 million as of December 31, 2016, and the inflow in 2016 of two commercial relationship in Puerto Rico, which together totaled $68.7 million, and the placement in non-performing status of bonds of the GDB and the Puerto Rico Public Buildings Authority as these entities had defaulted on interest due on bonds held by the Corporation as part of its available-for-sale securities portfolio.  As of December 31, 2016, the amortized cost of these bonds, including accrued interest of $0.9 million, was $35.6 million (net of $22.2 million in cumulative other-than-temporary impairment charges), and the bonds were recorded on the Corporation’s books at their aggregate fair value of $20.5 million. The increase resulting from the inflow of large commercial loans and investment securities was partially offset by charge-offs, the sale of the $16.3 million pool of non-performing assets in the fourth quarter of 2016, mostly comprised of non-performing commercial loans, and reductions in non-performing residential, consumer and OREO balances. Refer to “Risk Management - Non-accruing and Non-performing Assets” below for additional information.

•         Adversely classified commercial and construction loans held for investment decreased by $32.7 million to $489.4 million, or 6%, from $522.1 million as of December 31, 2015, driven by certain loans paid off, charge offs, and the pool sale of non-performing assets completed in the fourth quarter of 2016. This decrease was partially offset by the aforementioned migration of certain commercial relationships to non-accrual status.

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

Allowance for Loan and Lease Losses

The Corporation maintains the allowance for loan and lease losses at a level considered adequate to absorb losses currently inherent in the loan and lease portfolio. The Corporation does not maintain an allowance for held-for-sale loans or PCI loans that are performing in accordance with or better than expectations as of the date of acquisition, as the fair values of these loans already reflect a credit component. The allowance for loan and lease losses does not include amounts related to accrued interest receivable, other than billed interest and fees on credit card loans, as accrued interest receivable is reversed when a loan is placed on nonaccrual status. The allowance for loan and lease losses provides for probable losses that have been identified with specific valuation allowances for individually evaluated impaired loans and for probable losses believed to be inherent in the loan portfolio that have not been specifically identified. The determination of the allowance for loan and lease losses requires significant estimates, including with respect to the timing and amounts of expected future cash flows on impaired loans, consideration of current economic conditions, and historical loss experience pertaining to the portfolios and pools of homogeneous loans, all of which may be susceptible to change.

The Corporation evaluates the need for changes to the allowance by portfolio loan segments and classes of loans within certain of those portfolio segments. The Corporation combines loans with similar credit risk characteristics into the following portfolio segments: commercial mortgage, construction, commercial and industrial, residential mortgage, and consumer loans. Classes are usually disaggregations of the portfolio segments. The classes within the residential mortgage segment are residential mortgages guaranteed by the U.S. government and other residential loans.  The classes within the consumer portfolio are auto, finance lease, and other consumer loans. Other consumer loans mainly include unsecured personal loans, credit cards, home equity lines, lines of credits, and marine financing. The classes within the construction loan portfolio are land loans, construction of commercial projects, and construction of residential projects. The commercial mortgage and commercial and industrial segments are not further segmented into classes. The adequacy of the allowance for loan and lease losses is based on judgments related to the credit quality of each portfolio segment. These judgments consider ongoing evaluations of each portfolio segment, including such factors as the economic risks associated with each loan class, the financial condition of specific borrowers, the geography (Puerto Rico, Florida or the Virgin Islands), the level of delinquent loans, historical loss experience, the value of any collateral and, where applicable, the existence of any guarantees or other documented support.  In addition to the general economic conditions and other factors described above, additional factors considered include the internal risk ratings assigned to loans.  An internal risk rating is assigned to each commercial loan at the time of approval and is subject to subsequent periodic review by the Corporation's senior management. The allowance for loan and lease losses is reviewed on a quarterly basis as part of the Corporation’s continued evaluation of its asset quality.

The allowance for loan and lease losses is increased through a provision for credit losses that is charged to earnings, based on the quarterly evaluation of the factors previously mentioned, and is reduced by charge-offs, net of recoveries.

The allowance for loan and lease losses consists of specific reserves based upon valuations of loans considered to be impaired, including loans modified in a Troubled Debt Restructuring (“TDR”), and general reserves. A specific valuation allowance is established for individual impaired loans in the commercial mortgage, construction, and commercial and industrial portfolios and certain marine financings, residential mortgage loans, and home equity lines of credit, primarily when the collateral value of the loan

(if the impaired loan is determined to be collateral dependent) or the present value of the expected future cash flows discounted at the loan’s effective rate is lower than the carrying amount of that loan. The loans within the commercial mortgage, construction, commercial and industrial and marine financings portfolios with a principal balance of $1 million or more are individually evaluated for impairment.  Also, certain residential mortgage loans and home equity lines of credit are individually evaluated for impairment purposes based on their delinquency and loan to value levels. When foreclosure of a collateral dependent loan is probable, the impairment measure is based on the fair value of the collateral.  The fair value of the collateral is generally obtained from appraisals. Updated appraisals are obtained when the Corporation determines that loans are impaired and are generally updated annually thereafter according to the Corporation’s appraisal policy. In addition, appraisals and/or appraiser price opinions are also obtained for residential mortgage loans based on specific characteristics such as delinquency levels, age of the appraisal, and loan-to-value ratios.  The excess of the recorded investment in a collateral dependent loan over the resulting fair value of the collateral is charged-off when deemed uncollectible.

For all other loans, which include small, homogeneous loans, such as auto loans, and the other classes in the consumer loan portfolio, residential mortgages and commercial and construction loans not considered impaired, the Corporation maintains a general valuation allowance established through a process that begins with estimates of incurred losses based upon various statistical analyses. The general reserve is primarily determined by applying loss factors according to the loan type and assigned risk category (pass, special mention, and substandard loans that are not considered to be impaired; all doubtful loans are considered impaired).

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

 The cash flow analysis for each residential mortgage pool is performed at the individual loan level and then aggregated to the pool level in determining the overall expected loss ratio. The model applies risk-adjusted prepayment curves, default curves, and severity curves to each loan in the pool. For loan restructuring pools, the present value of expected future cash flows under new terms, at the loan’s effective interest rate, is taken into consideration. Additionally, estimates of default risk and prepayments related to loan restructurings are based on, among other things, the historical experience of these loans. Loss severity is affected by the expected house price scenario, which is based in part on recent house price trends. Default curves are used in the model to determine expected delinquency levels. The attributes that are most significant to the probability of default include present collection status (current, delinquent, in bankruptcy, in foreclosure stage), vintage, loan-to-values, and geography (Puerto Rico, Florida or the Virgin Islands).The estimates of the risk-adjusted timing of liquidations and associated costs are used in the model, and are risk-adjusted for the geographic area in which each property is located.

 For commercial loans, historical charge-off rates are calculated by the Corporation on a quarterly basis by tracking cumulative charge-offs experienced over a two-year loss period on loans according to their internal risk rating (referred to as “base rate” for the quarter). The allowance is calculated using the base rate average of the last 8 quarters. A qualitative factor adjustment is applied to the base rate average utilizing a resulting factor derived from a set of risk-based ratings and weights assigned to credit and economic indicators over a reasonable period applied to a developed expected range of historical losses. This factor may be stressed to reflect other elements not reflected in the historical data underlying the loss estimates, such as the prolonged uncertainty surrounding how the Puerto Rico government might restructure its debt and the effect of recent payment defaults and other unprecedented measures implemented by the Puerto Rico government to deal with its fiscal condition.

Charge-off of Uncollectible Loans - Net charge-offs consist of the unpaid principal balances of loans held for investment that the Corporation determines are uncollectible, net of recovered amounts. Charge-offs are recorded as a reduction to the allowance for loan and lease losses and subsequent recoveries of previously charged off amounts are credited to the allowance for loan and lease losses. Collateral dependent loans in the construction, commercial mortgage, and commercial and industrial loan portfolios are charged off to their net realizable value (fair value of collateral, less estimated costs to sell) when loans are considered to be uncollectible.  Within the consumer loan portfolio, auto loans and finance leases are reserved once they are 120 days delinquent and are charged off to their estimated net realizable value when the collateral deficiency is deemed uncollectible (i.e., when foreclosure/repossession is probable) or when the loan is 365 days past due.  Within the other consumer loans class, closed-end loans are charged off when payments are 120 days in arrears, except small personal loans. Open-end (revolving credit) consumer loans, including credit card loans, and small personal loans are charged off when payments are 180 days in arrears. On a quarterly basis, residential mortgage loans that are 180 days delinquent and have an original loan-to-value ratio that is higher than 60% are reviewed and charged-off, as needed, to the fair value of the underlying collateral. Generally, all loans may be charged off or written down to the fair value of the collateral prior to the policies described above if a loss-confirming event has occurred. Loss-confirming events include, but are not limited to, bankruptcy

(unsecured), continued delinquency, or receipt of an asset valuation indicating a collateral deficiency when the asset is the sole source of repayment. The Corporation does not record charge-offs on PCI loans that are performing in accordance with or better than expectations as of the date of acquisition, as the fair value of these loans already reflects a credit component. The Corporation records charge-offs on PCI loans only if actual losses exceed estimated losses incorporated into the fair value recorded at acquisition and the amount is deemed uncollectible.

Other-than-temporary impairments (“OTTI”)

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

The impairment analysis of debt securities places special emphasis on the analysis of the cash position of the issuer and its cash and capital generation capacity, which could increase or diminish the issuer’s ability to repay its bond obligations, the length of time and the extent to which the fair value has been less than the amortized cost basis, any adverse change to the credit conditions and liquidity of the issuer, taking into consideration the latest information available about the financial condition of the issuer, credit ratings, the failure of the issuer to make scheduled principal or interest payments, recent legislation and government actions affecting the issuer’s industry and actions taken by the issuer to deal with the economic climate. The Corporation also takes into consideration changes in the near-term prospects of the underlying collateral of a security, if any, such as changes in default rates, loss severity given default, and significant changes in prepayment assumptions and the level of cash flows generated from the underlying collateral, if any, supporting the principal and interest payments of the debt securities. OTTI must be recognized in earnings if the Corporation has the intent to sell the debt security or it is more likely than not that it will be required to sell the debt security before recovery of its amortized cost basis.  However, even if the Corporation does not expect to sell a debt security, it must evaluate expected cash flows to be received and determine if a credit loss has occurred.  An unrealized loss is generally deemed to be other-than-temporary and a credit loss is deemed to exist if the present value of the expected future cash flows is less than the amortized cost basis of the debt security.  The credit loss component of an OTTI, if any, is recorded as net impairment losses on debt securities in the statements of income, while the remaining portion of the impairment loss is recognized in other comprehensive income (“OCI”), net of taxes, and included as a component of stockholders’ equity provided the Corporation does not intend to sell the underlying debt security and it is more likely than not that the Corporation will not have to sell the debt security prior to recovery.  The previous amortized cost basis less the OTTI recognized in earnings is the new amortized cost basis of the investment.  The new amortized cost basis is not adjusted for subsequent recoveries in fair value.  However, for debt securities for which OTTI was recognized in earnings, the difference between the new amortized cost basis and the cash flows expected to be collected is accreted as interest income as long as the security is not placed in non-accrual status. Debt securities held by the Corporation at year-end primarily consisted of securities issued by U.S. government-sponsored entities, bonds issued by the Puerto Rico government and private label MBS. Given the explicit and implicit guarantees provided by the U.S. Federal government, the Corporation believes the credit risk in securities issued by the U.S. government-sponsored entities is low. The Corporation’s OTTI assessment is concentrated on Puerto Rico government debt securities, with an amortized cost of $42.7 million as of December 31, 2016, and on private label MBS with an amortized cost of $28.8 million as of December 31, 2016. The discounted cash flow analyses applied to the Puerto Rico government debt securities are calculated based on the probability of default and loss severity assumptions. The valuation for private label MBS is derived from a discounted cash flow analysis that considers relevant assumptions such as the prepayment rate, default rate, and loss severity on a loan level basis. For further information, refer to Note 5 - Investment Securities, of the Corporation’s audited financial statements for the year ended December 31, 2016 included in Item 8 of this Form 10-K.

The impairment analysis of equity securities is performed and reviewed on an ongoing basis based on the latest financial information and any supporting research report made by a major brokerage firm.  This analysis is very subjective and based on, among other things, relevant financial data such as capitalization, cash flow, liquidity, systematic risk, and debt outstanding of the issuer. Management also considers the issuer’s industry trends, the historical performance of the stock and credit ratings, if applicable, as well as the Corporation’s intent to hold the security for an extended period. If management believes there is a low probability of recovering book value in a reasonable time frame, it records an impairment by writing the security down to market value. As previously mentioned, equity securities are monitored on an ongoing basis but special attention is given to those securities that have experienced a decline in fair value for six months or more.  An impairment charge is generally recognized when the fair value of an equity security has remained significantly below cost for a period of 12 consecutive months or more.

Income Taxes

The Corporation is required to estimate income taxes in preparing its consolidated financial statements. This involves the estimation of current income tax expense together with an assessment of temporary differences resulting from differences in the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The determination of current income tax expense involves estimates and assumptions that require the Corporation to assume certain positions based on its interpretation of current tax regulations. Management assesses the relative benefits and risks of the appropriate tax treatment of transactions, taking into account statutory, judicial and regulatory guidance, and recognizes tax benefits only when deemed probable. Changes in assumptions affecting estimates may be required in the future and estimated tax liabilities may need to be increased or decreased accordingly. The accrual of tax contingencies is adjusted in light of changing facts and circumstances, such as the progress of tax audits, case law and emerging legislation. The Corporation’s effective tax rate includes the impact of tax contingencies and changes to such accruals, as considered appropriate by management. When particular tax matters arise, a number of years may elapse before such matters are audited by the taxing authorities and finally resolved. Favorable resolution of such matters or the expiration of the statute of limitations may result in the release of tax contingencies that are recognized as a reduction to the Corporation’s effective tax rate in the year of resolution. Unfavorable settlement of any particular issue could increase the effective tax rate and may require the use of cash in the year of resolution.

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

Under the Puerto Rico Internal Revenue Code of 2011, as amended (the “2011 PR Code”), the Corporation and its subsidiaries are treated as separate taxable entities and are not entitled to file consolidated tax returns and, thus, the Corporation is not able to utilize losses from one subsidiary to offset gains in another subsidiary. Accordingly, in order to obtain a tax benefit from a net operating loss (“NOL”), a particular subsidiary must be able to demonstrate sufficient taxable income within the applicable NOL carry-forward period. The 2011 PR Code provides a dividend received deduction of 100% on dividends received from “controlled” subsidiaries subject to taxation in Puerto Rico and 85% on dividends received from other taxable domestic corporations.

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

Changes in the valuation allowance from period to period are included in the Corporation’s tax provision in the period of change. In 2010, the Corporation established a valuation allowance for substantially all of the deferred tax assets of its banking subsidiary, FirstBank, primarily due to significant operational losses driven by charges to the provision for loan losses, a three-year cumulative loss position as of the end of the year 2010, and uncertainty regarding the amount of future taxable income that the Bank could forecast. As of December 31, 2014, based upon the assessment of all positive and negative evidence, management concluded that it was more likely than not that FirstBank will generate sufficient taxable income within the applicable NOL carry-forward periods to realize $308.2 million of its deferred tax assets and, therefore, reversed $302.9 million of the valuation allowance

During 2016, management reassessed the need for a valuation allowance and concluded, based upon the assessment of all positive and negative evidence, that it is more likely than not that FirstBank will generate sufficient taxable income within the applicable NOL carry-forward periods to realize $277.4 million of its deferred tax asset. The positive evidence considered by management to conclude on the adequacy of the valuation allowance as of December 31, 2016 includes factors such as: FirstBank’s three-year cumulative gain position of $206.7 million; forecasts of future profitability under several potential scenarios that support the partial utilization of NOLs prior to their expiration between 2021 through 2024; two consecutive years of taxable income (taxable year 2015 being the first year with taxable income since 2008); and sustained pre-tax pre-provision for loan losses income. These factors demonstrate demand for FirstBank’s products and services and improvements in credit quality measures that have resulted in reduced credit exposures, when compared to the period that led to the full valuation allowance, and have resulted in improvements in both sustainability of profitability and management’s ability to forecast future losses. The negative evidence considered by management includes: Puerto Rico’s current economic conditions, which resulted in the enactment of the Puerto Rico Oversight Management and Economic Stability Act (“PROMESA”), the uncertainty related to government loan concentration and the still elevated levels of non-performing assets.

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

   As of December 31, 2016, the Corporation did not have UTBs recorded on its books. During 2014, the Corporation reached a final settlement with the IRS in connection with the 2007-2009 examination periods. As a result, during 2014, the Corporation released a portion of its reserve for uncertain tax positions, resulting in a tax benefit of $1.8 million, and paid $2.5 million to settle the tax liability resulting from the audit

Refer to Note 26 – Income Taxes, of the Corporation’s audited financial statements for the year ended December 31, 2016 included in Item 8 of this Form 10-K, for further information related to Income Taxes.

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

During the second quarter of 2016, the Corporation reviewed its historical accounting treatment as loans of its $156.2 million of financing arrangements with Puerto Rico municipalities issued in bond form, but underwritten as loans with features that are typically found in commercial loan transactions. This review came as a result of the determination of the Federal Reserve Board that the transactions must be treated for regulatory reporting purposes as investment securities. The Puerto Rico Municipal Finance Act (“the Act”) requires the designation of financing arrangements obtained by municipalities with maturities greater than 8 years as “special obligation bonds” subject to specific provisions under the Act. The Corporation concluded that the impact of accounting for the transaction as held-to-maturity investment securities rather than loans does not have a material effect on previously reported results of operations, financial condition, or cash flows and, accordingly, these financing arrangements have been accounted for and reported as held-to-maturity investment securities and not as loans since the second quarter of 2016. For purposes of comparability, prior period amounts have been reclassified to conform to the 2016 presentation.

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

The following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis:

Investment securities available for sale

The fair value of investment securities was the market value based on quoted market prices (as is the case with equity securities, Treasury notes, and non-callable U.S. Agency debt securities), when available (Level 1), or, when available, market prices for identical or comparable assets (as is the case with MBS and callable U.S. agency debt) that are based on observable market parameters, including benchmark yields, reported trades, quotes from brokers or dealers, issuer spreads, bids, offers and reference data, including market research operations (Level 2). Observable prices in the market already consider the risk of nonperformance. During 2016, the Corporation recorded OTTI charges of $6.3 million on certain Puerto Rico government debt securities, specifically bonds of the GDB and the Puerto Rico Public Buildings Authority. The credit impairment loss was based on the probability of default and loss severity in the event of default in consideration of the latest information available about the Puerto Rico government’s financial condition. Refer to Note 5- Investment Securities, of the Corporation’s audited financial statements for the year ended December 31, 2016 included in Item 8 of this Form 10-K, for significant assumptions used to determine the credit impairment portion, including default rates and recovery rates, which are unobservable inputs. If listed prices or quotes are not available, fair value is based upon models that use unobservable inputs due to the limited market activity of the instrument, as is the case with certain private label mortgage-backed securities held by the Corporation (Level 3).

Private label MBS are collateralized by fixed-rate mortgages on single-family residential properties in the United States; the interest rate on the securities is variable, tied to 3-month LIBOR and limited to the weighted-average coupon of the underlying collateral. The market valuation represents the estimated net cash flows over the projected life of the pool of underlying assets applying a discount rate that reflects market observed floating spreads over LIBOR, with a widening spread based on a nonrated security. The market valuation is derived from a model that utilizes relevant assumptions such as the prepayment rate, default rate, and loss severity on a loan level basis. The Corporation modeled the cash flow from the fixed-rate mortgage collateral using a static cash flow analysis according to collateral attributes of the underlying mortgage pool (i.e., loan term, current balance, note rate, rate adjustment type, rate adjustment frequency, rate caps, and others) in combination with prepayment forecasts based on historical portfolio performance. The variable cash flow of the security is modeled using the 3-month LIBOR forward curve. Loss assumptions were driven by the combination of default and loss severity estimates, using an asset-level risk assessment method taking into account loan credit characteristics (loan-to-value, state, delinquency, property type and pricing behavior, and other) to provide an estimate of default and loss severity.

Derivative instruments

The fair value of most of the Corporation’s derivative instruments is based on observable market parameters and takes into consideration the credit risk component of paying counterparties, when appropriate, except when collateral is pledged. On interest caps, only the seller's credit risk is considered.  The caps were valued using a discounted cash flow approach based on the related LIBOR and swap rate for each cash flow.

A credit spread is considered for those derivative instruments that are not secured. The cumulative mark-to-market effect of credit risk in the valuation of derivative instruments in 2016, 2015 and 2014 was immaterial.

Income Recognition on Loans and Impaired Loans

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

Non-Performing and Past-Due Loans - Loans on which the recognition of interest income has been discontinued are designated as non-performing.  Loans are classified as non-performing when they are 90 days past due for interest and principal, with the exception of residential mortgage loans guaranteed by the FHA or the VA and credit cards. It is the Corporation’s policy to report delinquent mortgage loans insured by the FHA or guaranteed by the VA as loans past due 90 days and still accruing as opposed to non-performing loans since the principal repayment is insured. However, the Corporation discontinues the recognition of income for FHA/VA loans when such loans are over 15 months delinquent. As permitted by regulatory guidance issued by the Federal Financial Institutions Examination Council (“FFIEC”), credit card loans are generally charged off in the period in which the account becomes 180 days past due. Credit card loans continue to accrue finance charges and fees until charged off at 180 days. Loans generally may be placed on non-performing status prior to when required by the policies described above when the full and timely collection of interest or principal becomes uncertain (generally based on an assessment of the borrower’s financial condition and the adequacy of collateral, if any). When a loan is placed on non-performing status, any accrued but uncollected interest income is reversed and charged against interest income and amortization of any net deferred fees is suspended. Interest income on non-performing loans is recognized only to the extent it is received in cash. However, when there is doubt regarding the ultimate collectability of loan principal, all cash thereafter received is applied to reduce the carrying value of such loans (i.e., the cost recovery method). Generally, the Corporation returns a loan to accrual status when all delinquent interest and principal becomes current under the terms of the loan agreement, or after a sustained period of repayment performance (6 months) and the loan is well secured, is in the process of collection, and full repayment of the remaining contractual principal and interest is expected. PCI loans are not reported as non-performing as these loans were written down to fair value at the acquisition date and the accretable yield is recognized in interest income over the remaining life of the loans. Loans that are past due 30 days or more as to principal or interest are considered delinquent, with the exception of residential mortgage, commercial mortgage, and construction loans, which are considered past due when the borrower is in arrears on two or more monthly payments.

     Impaired Loans - A loan is considered impaired when, based upon current information and events, it is probable that the Corporation will be unable to collect all amounts due (including principal and interest) according to the contractual terms of the loan agreement, or the loan has been modified in a TDR. Loans with insignificant delays or insignificant shortfalls in the amounts of payments expected to be collected are not considered to be impaired. The Corporation evaluates individually for impairment those loans in the construction, commercial mortgage, commercial and industrial and marine financing portfolios with a principal balance of $1 million or more. Loans in the Construction, Commercial mortgage, and Commercial and Industrial portfolios that originally met the Corporation’s threshold for impairment evaluation but due to charge-offs or payments are currently below the $1 million threshold and are still 90 days past due, except TDR’s, are accounted for under the Corporation’s general reserve. Although the accounting authoritative guidance for a specific impairment of a loan excludes large groups of smaller balance homogeneous loans that are collectively evaluated for impairment (e.g. mortgage and consumer loans), it specifically requires that loan modifications considered TDR be analyzed under its provision. The Corporation also evaluates for impairment purposes certain residential mortgage loans and home equity lines of credit with high delinquency and loan to value levels. Held-for-sale loans are not reported as impaired, as these loans are recorded at the lower of cost or fair value.

The Corporation generally measures impairment and the related specific allowance for individually impaired loans based on the difference between the recorded investment of the loan and the present value of the loans’ expected future cash flows, discounted at the effective original interest rate of the loan at the time of modification, or the loan’s observable market price. If the loan is collateral dependent, the Corporation measures impairment based upon the fair value of the underlying collateral, instead of discounted cash flows, regardless of whether foreclosure is probable. Loans are identified as collateral dependent if the repayment is expected to be provided solely by the underlying collateral, through liquidation or operation of the collateral. When the fair value of the collateral is used to measure impairment on an impaired collateral-dependent loan and repayment or satisfaction of the loan is dependent on the sale of the collateral, the fair value of the collateral is adjusted to consider estimated costs to sell. If repayment is dependent only on the operation of the collateral, the fair value of the collateral is not adjusted for estimated costs to sell. If the fair value of the loan is less than the recorded investment, the Corporation recognizes impairment by either a direct write-down or establishing a specific allowance for the loan or by adjusting the specific allowance for the impaired loan. For an impaired loan that is collateral dependent, charge-offs are taken in the period in which the loan, or a portion of the loan, is deemed uncollectible, and any portion of the loan not charged off is adversely credit-risk rated at a level no worse than substandard.

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

TDR loans are classified as either accrual or nonaccrual. Loans in accrual status may remain in accrual status when their contractual terms have been modified in a TDR if the loans had demonstrated performance prior to the restructuring and payment in full under the restructured terms is expected. Otherwise, a loan on nonaccrual status and restructured as a TDR will remain on nonaccrual status until the borrower demonstrates a sustained period of performance (generally six consecutive months of payments, inclusive of consecutive payments made prior to the modification), and there is evidence that such payments can and are likely to continue as agreed. Refer to Note 8 – Loans Held for Investment, of the Corporation’s audited financial statements for the year ended December 31, 2016 included in Item 8 of this Form 10-K, for additional qualitative and quantitative information about TDR loans.

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

With respect to loan splits, generally, Note A of a loan split is restructured under market terms, and Note B is fully charged off.  If Note A is in compliance with the restructured terms in years following the restructuring, Note A will be removed from the TDR classification and continues to be individually evaluated for impairment.

A loan that had previously been modified in a TDR and is subsequently refinanced under current underwriting standards at a market rate with no concessionary terms is accounted for as a new loan and is no longer reported as a TDR.

Interest income on impaired loans is recognized based on the Corporation’s policy for recognizing interest on accrual and non-accrual loans.

Loans Acquired

All purchased loans are recorded at fair value at the date of acquisition. Loans acquired with evidence of credit deterioration since their origination and where it is probable at the date of acquisition that the Corporation will not collect all contractually required principal and interest payments are considered PCI loans. Evidence of credit quality deterioration as of the purchase date may include statistics such as past due and non-accrual status, credit scores, and revised loan terms. PCI loans have been aggregated into pools based on common risk characteristics. Each pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. In accounting for PCI loans, the difference between contractually required payments and the cash flows expected to be collected at acquisition is referred to as the nonaccretable difference. The nonaccretable difference, which is neither accreted into income nor recorded on the consolidated statements of financial condition, reflects estimated future credit losses expected to be incurred over the life of the pool of loans. The excess of cash flows expected to be collected over the estimated fair value of PCI loans is referred to as the accretable yield. This amount is not recorded on the statements of financial condition, but is accreted into interest income over the remaining life of the pool of loans, using the effective-yield method.

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

Loans held for sale

Loans that the Corporation intends to sell or that the Corporation does not have the ability and intent to hold for the foreseeable future are classified as held-for-sale loans. Loans held for sale are stated at the lower of aggregate cost or fair value.  Generally, the loans held-for-sale portfolio consists of conforming residential mortgage loans that the Corporation intends to sell to the Government National Mortgage Association and government-sponsored entities such as the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation. Generally, residential mortgage loans held for sale are valued on an aggregate portfolio basis and the value is primarily derived from quotations based on the mortgage-backed securities market. The amount by which cost exceeds market value in the aggregate portfolio of loans held for sale, if any, is accounted for as a valuation allowance with changes therein included in the determination of net income and reported as part of mortgage banking activities in the consolidated statement of income. Loan costs and fees are deferred at origination and are recognized in income at the time of sale. The fair value of commercial loans held for sale is primarily derived from external appraisals with changes in the valuation allowance reported as part of other non-interest income in the consolidated statement of income.

     In certain circumstances, the Corporation transfers loans from/to held for sale or held for investment based on a change in strategy. If such a change in holding strategy is made, significant adjustments to the loans’ carrying values may be necessary. Reclassifications of loans held for sale to held for investment are made at fair value on the date of transfer. Any difference between the carrying value and the fair value of a reclassified loan is recorded as an adjustment to non-interest income. Meanwhile, reclassification of loans held for investment to held for sale are made at the lower of cost or fair value on the date of transfer and establish a new cost basis upon transfer. Write-downs of loans transferred from held for investment to held for sale are recorded as charge-offs at the time of transfer.

Results of Operations

Net Interest Income

       Net interest income is the excess of interest earned by First BanCorp. on its interest-earning assets over the interest incurred on its interest-bearing liabilities.  First BanCorp.’s net interest income is subject to interest rate risk due to the repricing and maturity mismatch of the Corporation’s assets and liabilities.  Net interest income for the year ended December 31, 2016 was $484.1 million, compared to $502.3 million and $518.1 million for 2015 and 2014, respectively.  On a tax-equivalent basis and excluding the changes in the fair value of derivative instruments, net interest income for the year ended December 31, 2016 was $497.4 million compared to $520.0 million and $535.0 million for 2015 and 2014, respectively.

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

       The net interest income is computed on an adjusted tax-equivalent basis and excluding the change in the fair value of derivative instruments. For the definition and reconciliation of this non-GAAP financial measure, refer to the discussions below.

Part I
	Average volume			Interest income(1) / expense			Average rate(1)
Year Ended December 31,	2016	2015	2014	2016	2015	2014	2016	2015	2014
(Dollars in thousands)
Interest-earning assets:
Money market and other
short-term investments	$667,838	$775,848	$742,929	$3,365	$2,148	$1,892	0.50%	0.28%	0.25%
Government obligations (2)	746,890	636,734	514,626	20,849	20,560	15,749	2.79%	3.23%	3.06%
Mortgage-backed securities	1,357,518	1,489,423	1,669,406	38,072	44,909	54,291	2.80%	3.02%	3.25%
FHLB stock	31,449	26,522	27,155	1,454	1,075	1,169	4.62%	4.05%	4.30%
Other investments	1,963	777	320	8	-	-	0.41%	0.00%	0.00%
Total investments (3)	2,805,658	2,929,304	2,954,436	63,748	68,692	73,101	2.27%	2.34%	2.47%

Residential mortgage loans	3,302,519	3,272,464	2,751,366	180,051	181,400	153,373	5.45%	5.54%	5.57%
Construction loans	143,095	169,666	198,450	5,225	6,357	7,304	3.65%	3.75%	3.68%
C&I and commercial
mortgage loans	3,694,988	3,821,843	4,385,281	160,329	162,496	192,296	4.34%	4.25%	4.39%
Finance leases	229,632	228,709	240,268	17,349	18,259	19,530	7.56%	7.98%	8.13%
Consumer loans	1,526,475	1,670,245	1,806,646	171,858	186,120	205,278	11.26%	11.14%	11.36%
Total loans (4)(5)	8,896,709	9,162,927	9,382,011	534,812	554,632	577,781	6.01%	6.05%	6.16%
Total interest-earning
assets	$11,702,367	$12,092,231	$12,336,447	$598,560	$623,324	$650,882	5.11%	5.15%	5.28%

Interest-bearing liabilities:
Interest-bearing checking
accounts	$1,073,821	$1,096,087	$1,075,513	$4,914	$5,440	$6,446	0.46%	0.50%	0.60%
Savings accounts	2,503,047	2,533,689	2,426,171	12,392	13,660	15,416	0.50%	0.54%	0.64%
Certificates of deposit	2,367,874	2,294,939	2,296,314	28,068	25,246	26,371	1.19%	1.10%	1.15%
Brokered CDs	1,805,443	2,428,185	3,098,724	21,928	24,904	29,894	1.21%	1.03%	0.96%
Interest-bearing deposits	7,750,185	8,352,900	8,896,722	67,302	69,250	78,127	0.87%	0.83%	0.88%
Other borrowed funds	833,283	997,615	1,131,959	27,908	29,882	34,188	3.35%	3.00%	3.02%
FHLB advances	460,861	349,027	312,575	5,964	4,171	3,561	1.29%	1.20%	1.14%
Total interest-bearing
liabilities	$9,044,329	$9,699,542	$10,341,256	$101,174	$103,303	$115,876	1.12%	1.07%	1.12%
Net interest income				$497,386	$520,021	$535,006
Interest rate spread							3.99%	4.08%	4.16%
Net interest margin							4.25%	4.30%	4.34%

(1)

On an adjusted tax-equivalent basis.  The adjusted tax-equivalent yield was estimated by dividing the interest rate spread on exempt assets by 1 less the Puerto Rico statutory tax rate of 39.0% and adding to it the cost of interest-bearing liabilities.  The tax-equivalent adjustment recognizes the income tax savings when comparing taxable and tax-exempt assets.  Management believes that it is a standard practice in the banking industry to present net interest income, interest rate spread and net interest margin on a fully tax-equivalent basis. Therefore, management believes these measures provide useful information to investors by allowing them to make peer comparisons. Changes in the fair value of derivatives are excluded from interest income and interest expense because the changes in valuation do not affect interest received or paid.

(2)	Government obligations include debt issued by government-sponsored agencies.
(3)	Unrealized gains and losses on available-for-sale securities are excluded from the average volumes.
(4)	Average loan balances include the average of non-performing loans.
(5)

Interest income on loans includes $9.9 million, $10.8 million and $14.2 million for 2016, 2015 and 2014, respectively, of income from prepayment penalties and late fees related to the Corporation’s loan portfolio.

Part II

	2016 Compared to 2015			2015 Compared to 2014
	Increase (decrease)			Increase (decrease)
	Due to:			Due to:
	Volume	Rate	Total	Volume	Rate	Total
(In thousands)
Interest income on interest-earning
assets:
Money market and other
short-term investments	$(422)	$1,639	$1,217	$86	$170	$256
Government obligations	3,316	(3,027)	289	3,904	907	4,811
Mortgage-backed securities	(3,822)	(3,015)	(6,837)	(5,599)	(3,783)	(9,382)
FHLB stock	216	163	379	(27)	(67)	(94)
Other investments	-	8	8	-	-	-
Total investments	(712)	(4,232)	(4,944)	(1,636)	(2,773)	(4,409)
Residential mortgage loans	1,652	(3,001)	(1,349)	28,967	(940)	28,027
Construction loans	(974)	(158)	(1,132)	(1,069)	122	(947)
C&I and commercial
mortgage loans	(5,449)	3,282	(2,167)	(24,100)	(5,700)	(29,800)
Finance leases	72	(982)	(910)	(927)	(344)	(1,271)
Consumer loans	(16,104)	1,842	(14,262)	(15,260)	(3,898)	(19,158)
Total loans	(20,803)	983	(19,820)	(12,389)	(10,760)	(23,149)
Total interest income	$(21,515)	$(3,249)	$(24,764)	$(14,025)	$(13,533)	$(27,558)
Interest expense on interest-bearing
liabilities:
Brokered CDs	$(6,975)	$3,999	$(2,976)	$(6,673)	$1,683	$(4,990)
Other interest-bearing deposits	150	878	1,028	1,001	(4,888)	(3,887)
Other borrowed funds	(5,213)	3,239	(1,974)	(4,026)	(280)	(4,306)
FHLB advances	1,424	369	1,793	430	180	610
Total interest expense	(10,614)	8,485	(2,129)	(9,268)	(3,305)	(12,573)
Change in net interest income	$(10,901)	$(11,734)	$(22,635)	$(4,757)	$(10,228)	$(14,985)

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

    The following table reconciles net interest income in accordance with GAAP to net interest income, excluding valuations, and net interest income on an adjusted tax-equivalent basis for the last three years.  The table also reconciles net interest spread and net interest margin on a GAAP basis to these items excluding valuations, and on an adjusted tax-equivalent basis:

	Year Ended December 31,
	2016	2015	2014
(Dollars in thousands)
Interest income - GAAP	$585,292	$605,569	$633,949
Unrealized gain on derivative instruments	-	(139)	(1,258)
Interest income excluding valuations	585,292	605,430	632,691
Prepayment penalty income on a commercial mortgage loan
tied to an interest rate swap	-	-	(2,546)
Interest income excluding valuations and the $2.5 million
prepayment penalty collected	585,292	605,430	630,145
Tax-equivalent adjustment	13,268	17,894	18,191
Prepayment penalty collected on a commercial
mortgage loan	-	-	2,546
Interest income on a tax-equivalent basis excluding
valuations	598,560	623,324	650,882
Interest expense - GAAP	101,174	103,303	115,876

Net interest income - GAAP	$484,118	$502,266	$518,073

Net interest income excluding valuations and the $2.5 million
prepayment penalty income	$484,118	$502,127	$514,269

Net interest income on a tax-equivalent basis
excluding valuations	$497,386	$520,021	$535,006
Average Balances
Loans and leases	$8,896,709	$9,162,927	$9,382,011
Total securities, other short-term investments and interest-bearing cash balances	2,805,658	2,929,304	2,954,436
Average interest-earning assets	$11,702,367	$12,092,231	$12,336,447

Average interest-bearing liabilities	$9,044,329	$9,699,542	$10,341,256
Average Yield/Rate
Average yield on interest-earning assets - GAAP	5.00%	5.01%	5.14%
Average rate on interest-bearing liabilities - GAAP	1.12%	1.07%	1.12%
Net interest spread - GAAP	3.88%	3.94%	4.02%
Net interest margin - GAAP	4.14%	4.15%	4.20%

Average yield on interest-earning assets excluding valuations
and the $2.5 million prepayment penalty income	5.00%	5.01%	5.11%
Average rate on interest-bearing liabilities excluding valuations	1.12%	1.07%	1.12%
Net interest spread excluding valuations and the $2.5 million
prepayment penalty income	3.88%	3.94%	3.99%
Net interest margin excluding valuations and the $2.5 million
prepayment penalty income	4.14%	4.15%	4.17%

Average yield on interest-earning assets on a tax-equivalent
basis and excluding valuations	5.11%	5.15%	5.28%
Average rate on interest-bearing liabilities
excluding valuations	1.12%	1.07%	1.12%
Net interest spread on a tax-equivalent basis and excluding
valuations	3.99%	4.08%	4.16%
Net interest margin on a tax-equivalent basis and excluding
valuations	4.25%	4.30%	4.34%

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

2016 compared to 2015

Net interest income for the year ended December 31, 2016 amounted to $484.1 million, a decrease of $18.1 million, when compared to $502.3 million in 2015.  The $18.1 million decrease in net interest income was primarily due to:

•         A $15.2 million decrease in interest income on consumer loans and finance leases mainly attributable to the decrease of $142.8 million in the average balance of this portfolio, primarily auto loans.

•         A $3.9 million decrease in interest income on investment securities, primarily reflecting the gradual reinvestment of MBS prepayments and proceeds from debt securities called prior to maturity in lower-yielding investments, given the low interest rate environment, and an adverse impact of $1.0 million related to the discontinuance of interest income recognition on bonds of the GDB and the Puerto Rico Public Buildings Authority that were placed in non-performing status during the third quarter of 2016.

•         A $1.2 million decrease in interest income on commercial and construction loans reflecting a decline of $153.4 million in the average balance of these portfolios that resulted in a decrease of approximately $3.6 million in interest income and the adverse impact of the classification of certain large commercial relationships as non-performing during 2016, partially offset by an increase of approximately $1.4 million in prepayment penalties and deferred fees amortization, recovery of interest income on certain non-performing loans that were fully paid off, and the upward repricing of variable commercial loans tied to higher short-term interest rates.

•          A $1.2 million decrease in interest income on residential mortgage loans primarily due to lower cash collections on residential non-performing loans.

Partially offset by:

•          A $2.1 million decrease in interest expense, including a decrease of $3.0 million in interest expense on brokered CDs primarily related to a $622.7 million decrease in the average volume of brokered CDs that offset higher costs on new issuances, and a $2.2 million decrease in interest expense on repurchase agreements primarily reflecting the effect of the repayment of $400 million of repurchase agreements matured in 2016 that carried an average cost of 3.35%.   During 2016, the Corporation repaid $1.3 billion of maturing brokered CDs with an all-in cost of 0.96% and new issuances amounted to $633.5 million with an all-in cost of 1.21%.  The aforementioned decreases were partially offset by increases of $1.8 million and $1.0 million in interest expense on FHLB advances and non-brokered deposits (i.e. savings, interest-bearing checking and retail CDs), respectively.

•          A $1.2 million increase in interest income on interest-bearing cash and cash equivalent balances due to increases in fed fund rates late in 2015 and 2016.

The net interest margin decreased slightly to 4.14% for the year ended December 31, 2016 compared to 4.15% for 2015 driven by lower yields on investment securities, higher funding costs and the decrease in size of the consumer loans portfolio.

On an adjusted tax-equivalent basis, net interest income for the year ended December 31, 2016 decreased $22.6 million to $497.4 million when compared to 2015. In addition to the facts discussed above, the decrease for the 2016 period also includes a reduction of $4.6 million in the tax-equivalent adjustment attributable to a lower volume of tax-exempt assets.

2015 compared to 2014

Net interest income for the year ended December 31, 2015 amounted to $502.3 million, a decrease of $15.8 million, when compared to $518.1 million in 2014. The net interest margin, excluding fair value adjustments and the $2.5 million prepayment penalty collected on a commercial mortgage loan paid off in the fourth quarter of 2014, decreased by 2 basis points to 4.15% for 2015, compared to 2014.  The $15.8 million decrease in net interest income was primarily due to:

•         A $30.1 million decrease in interest income on commercial loans, including a decrease of approximately $24.1 million attributable to a $592.2 million decline in the average volume of such loans and the adverse impact of approximately $3.8 million in interest payments received from the PREPA credit facility accounted for on a cost-recovery basis.

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

These variances were partially offset by:

•         A $28.6 million increase in the interest income on residential mortgage loans primarily related to several acquisitions of loan portfolios from Doral Bank and Doral Financial completed in the second and fourth quarters of 2014 and the first quarter of 2015.

•         An $8.9 million decrease in interest expense on deposits, including a $5.0 million reduction in interest expense on brokered CDs primarily related to a $670.5 million decrease in the average volume of brokered CDs.  Interest expense on non-brokered interest-bearing deposits decreased by $3.9 million mainly due to lower deposit pricing that resulted in an 8 basis points reduction in the average cost of such deposits to 0.75% in 2015 from 0.83% in 2014.  The decrease in interest expense on non-brokered deposits was achieved despite the $126.7 million increase in the average balance of such deposits.

•         A $4.6 million decrease in interest expense on repurchase agreements mainly related to the aforementioned restructuring of $400 million of repurchase agreements and the netting effect of the $2.7 million interest income earned in 2015 on $200 million of reverse repurchase agreements entered into in 2015 that qualifies for offsetting accounting pursuant to ASC 210-20-45-11.

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

During 2016, the Corporation recorded a provision for loan and lease losses of $86.7 million, compared to $172.0 million in 2015 and $109.5 million in 2014.  The provisions for the year ended December 31, 2016, 2015 and 2014 includes the $1.8 million charge associated with the sale of the $16.3 million pool of non-performing assets in the fourth quarter of 2016, the charge of $46.9 million associated with the bulk sale of assets completed during the second quarter of 2015, and the charge of $1.4 million related to the acquisition of residential mortgage loans from Doral Financial in the second quarter of 2014 in full satisfaction of secured borrowings owed by such entity to FirstBank.

2016 compared to 2015

The adjusted provision for loan and lease losses, excluding the impact of the charges mentioned above, decreased by $40.2 million in 2016, as compared to the adjusted provision for 2015, driven by:

•         A $23.2 million decrease in the adjusted provision for commercial and construction loans, primarily reflecting, among other things, the impact in 2015 of the $35 million increase in the general reserve for commercial loans extended to or guaranteed by the Puerto Rico government (excluding municipalities) reflecting the impact of both the migration of certain of these loans to adverse classification categories and a $19.2 million charge related to qualitative factor adjustments that stressed the historical loss rates applied to these loans, partially offset by lower loan loss recoveries and the impact in 2015 of an $8.1 million reserve release adjustment for construction loans that reflected adjustments to the general reserve given the stabilization in the asset quality of land loans.  During the third quarter of 2015, the Corporation adversely classified its exposure to commercial mortgage loans guaranteed by the TDF and the general reserve for commercial loans was increased in the fourth quarter of 2015 due to qualitative factor adjustments applied to the Puerto Rico government-related exposure, including this particular portfolio. The migration of the loans guaranteed by the TDF to non-performing and impaired status in the first quarter of 2016 did not result in significant increases to the allowance for loan losses. As of December 31, 2016, the total reserve coverage ratio (general and specific reserves) related to commercial loans extended to or guaranteed by the Puerto Rico government (excluding municipalities) was 17% compared to 19% as of December 31, 2015.

•         An $11.7 million decrease in the provision for consumer loans driven by lower charge-offs and loss severity and the overall decrease in the size of the portfolio. Consumer loan net-charge offs decreased by $7.9 million in 2016 compared to 2015.

•         A $5.3 million decrease in the adjusted provision for residential mortgage loans mainly related to lower delinquency levels, lower charges to the reserve for PCI loans, and the overall decrease in the size of this portfolio.

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

2015 compared to 2014

The adjusted provision for loan and lease losses increased by $17.0 million in 2015, as compared to 2014, driven by:

•         A $36.9 million increase in the adjusted provision for commercial and construction loans, including a $35 million increase in the general reserve related to commercial loans extended to or guaranteed by the Puerto Rico government (excluding municipalities) that reflects the migration of loans guaranteed by the TDF to adverse classification categories as well as a $19.2 million charge related to an adjustment for qualitative factors that stressed the historical loss rates applied to the Government loans (excluding municipalities). As of December 31, 2015, the total reserve coverage ratio (general and specific reserves) related to commercial loans extended to or guaranteed by the Puerto Rico government (excluding municipalities) was 19%. The increase in the adjusted provision also reflects reductions in loan loss recoveries of $11.5 million in the Florida region.  This was partially offset by an $8.1 million reserve release for construction loans recorded in the fourth quarter of 2015 that reflected adjustments to the general reserve given the stabilization in the asset quality of land loans.

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

Non-Interest Income

The following table presents the composition of non-interest income:

	2016	2015	2014
(In thousands)
Service charges on deposit accounts	$22,965	$20,330	$16,709
Mortgage banking activities	20,435	17,217	14,685
Insurance income	8,473	7,058	6,868
Broker-dealer income	789	-	459
Other operating income	30,111	32,794	30,032

Non-interest income before net gain (loss) on investments, gain on early extinguishment of debt, bargain purchase gain, gain on sale of merchant contracts,
and equity in loss of unconsolidated entity	82,773	77,399	68,753

Net gain on sale of investments	6,104	-	262
Gain from recovery of investments previously written off	1,547	-	-
OTTI on debt securities	(6,687)	(16,517)	(388)
Net gain (loss) on investments	964	(16,517)	(126)
Gain on early extinguishment of debt	4,217	-	-
Bargain purchase gain	-	13,443	-
Gain on sale of merchant contracts	-	7,000	-
Equity in loss of unconsolidated entity	-	-	(7,279)
Total	$87,954	$81,325	$61,348

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

 Service charges on deposit accounts include monthly fees, overdraft fees, cash management and other fees on deposit accounts as well as corporate cash management fees.

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

The gain on early extinguishment of debt is related to the repurchase and cancellation in the first quarter of 2016 of $10 million in trust preferred securities of the FBP Statutory Trust II that were auctioned in a public sale at which the Corporation was invited to participate. The Corporation repurchased and cancelled the repurchased trust preferred securities, resulting in a commensurate reduction in the related Floating Rate Junior Subordinated Debentures.  The Corporation’s winning bid equated to 70% of the $10 million par value.  The 30% discount, plus accrued interest, resulted in a gain of $4.2 million, which is reflected in the statement of income as a “Gain on early extinguishment of debt.”  As of December 31, 2016, the Corporation still has Floating Rate Junior Subordinated Debentures (“subordinated debt”) outstanding in the aggregate amount of $216.2 million.

The bargain purchase gain is related to assets acquired and deposits assumed from Doral Bank in the first quarter of 2015.  On February 27, 2015, FirstBank acquired 10 Puerto Rico branches of Doral Bank, assumed $522.7 million in deposits related to such branches, acquired approximately $324.8 million in principal balance of loans, primarily residential mortgage loans, acquired $5.5 million of property, plant and equipment and received $217.7 million of cash, through an alliance with Popular Inc. (“Popular”), who was the successful lead bidder with the FDIC on the failed Doral Bank, as well as other co-bidders.  Under the FDIC’s bidding format, Popular was the lead bidder and party to the purchase and assumption agreement with the FDIC covering all assets and deposits to be acquired by Popular and its alliance co-bidders. Popular entered into back to back purchase assumption agreements with the alliance co-bidders, including FirstBank, for the transferred assets and deposits. There is no loss-share arrangement with the FDIC related to the acquired assets, meaning that FirstBank assumed all losses with respect to such assets, with no financial assistance from the FDIC. The gain of $13.4 million represents the excess of the estimated fair value of the assets acquired (including cash payments of $217.7 million received from the FDIC) over the estimated fair value of the liabilities assumed. Refer to Note 2 – Business Combination, of the Corporation’s audited financial statements for the year ended December 31, 2016 included in Item 8 of this Form 10-K, for further information, including the fair values of assets acquired and liabilities assumed in this transaction.

The gain on the sale of merchant contracts is associated with a long-term strategic marketing alliance entered during the fourth quarter of 2015 as part of the sale of FirstBank’s merchant contracts portfolio.  Effective October 31, 2015, FirstBank entered into a long-term strategic marketing alliance with Evertec, Inc. (“Evertec”) to which FirstBank sold its merchant contracts portfolio and related POS terminals.  Evertec acquired FirstBank’s merchant contracts and will continue to provide processing services, customer service and support operations to FirstBank’s merchant locations. Merchant services will be marketed through FirstBank’s branches and offices in Puerto Rico and the Virgin Islands. Under the 10-year marketing and referral agreement, FirstBank and Evertec share, in accordance with agreed terms, revenues generated by the existing and incremental merchant contracts over the term of the agreement.  The Corporation sold the merchant contracts for $10.0 million, recorded a gain on the sale of $7.0 million in the fourth quarter of 2015 and deferred $3.0 million that is being recognized into income over the marketing and referral agreement term.

Equity in earnings (losses) of unconsolidated entity relates to FirstBank’s investment in CPG/GS, the entity that purchased $269 million of loans from FirstBank during the first quarter of 2011. The Bank holds a 35% subordinated ownership interest in CPG/GS. The majority owner of CPG/GS is entitled to recover its initial investment and a priority return of 12% prior to any return paid to the Bank. The adjustments of $7.3 million recorded in the first half of 2014 reduced to zero the book value of the Bank’s investment in CPG/GS.  No negative investments need to be reported as the Bank has no legal obligation or commitment to provide further financial support to this entity; thus, no further losses are being recorded on this investment. Any potential increase in the carrying value of the investment in CPG/GS under the Hypothetical Liquidation Book Value method would depend upon how better off the Bank is at the end of the period than it was at the beginning of the period after the waterfall calculation performed to determine the amount of gain allocated to the investors.

2016 compared to 2015

Non-interest income for 2016 amounted to $88.0 million, compared to $81.3 million for 2015. The $6.6 million increase in non-interest income was primarily due to:

•         A $9.8 million decrease in OTTI charges on debt securities.  During the first quarter of 2016, the Corporation recorded OTTI charges of $6.3 million on three Puerto Rico government debt securities held by the Corporation as part of its available-for-sale securities portfolio, specifically bonds of the GDB and the Puerto Rico Public Buildings Authority.  This was the third OTTI charge on these securities recorded since June 30, 2015, as OTTI charges of $12.9 million and $3.0 million were booked in the second and fourth quarters of 2015, respectively.

•         The $6.1 million gain on sales of U.S. agency MBS completed in the third quarter of 2016.

•         The $4.2 million gain recorded in the first quarter of 2016 on the repurchase and cancellation of $10 million in trust preferred securities.

•         A $3.2 million increase in revenues from the mortgage banking business, driven by a $1.7 million increase in the gain on sales of residential mortgage loans in the secondary market associated with both a higher volume of sales and higher gain margins tied to market interest rate levels and a $0.9 million increase in gains on TBAs MBS forward contracts.  Loans sold in the secondary market to U.S. government-sponsored entities amounted to $482.6 million in 2016 with a related gain of $15.2 million, compared to $427.9 million with a related gain of $13.5 million in 2015. In addition, loan servicing fees increased by $0.4 million associated with the increase in the servicing portfolio.

•         A $2.6 million increase in service charges on deposits, primarily associated with the full period impact of deposits assumed from Doral Bank late in February 2015, as well as the implementation of new service and transactional fees on certain products in November 2015.

•         A $2.2 million increase in brokerage and insurance commissions, primarily related to the sale of large fixed annuities contracts in the fourth quarter of 2016.

•         A $1.5 million gain recorded in the fourth quarter of 2016 from the recovery of a residual CMO that was previously written off.

Partially offset by:

•         The impact in 2015 of the $13.4 million bargain purchase gain on assets acquired and deposits assumed from Doral Bank.

•         The impact in 2015 of a $7.0 million gain on the sale of merchant contracts associated with a long-term strategic alliance entered in the fourth quarter of 2015 as part of the sale of the FirstBank Puerto Rico merchant contracts portfolio.

•         A $2.7 million decrease in “other operating income” in the table above, reflecting a $5.4 million decrease in fees from merchant transactions due to the sale of merchant contracts completed in the fourth quarter of 2015 (a reduction of approximately $3.3 million in processing costs, depreciation and other expenses related to the sale of merchant contracts was reflected in non-interest expenses).  The decrease in fees from merchant contracts was partially offset by the impact in 2015 of the $0.6 million loss on the sale of a commercial mortgage loan held for sale included in the bulk sale of assets, a $0.6 million gain on the sale of fixed assets recorded in 2016, a $0.4 million fee recorded as income in 2016 associated with a terminated credit agreement in which the Bank was committed to purchase a loan participation and a $0.7 million increase in ATM fees that reflects both changes in the fee structure and the expansion of the Bank’s automatic teller network with a total of 80 new locations.

2015 compared to 2014

Non-interest income for 2015 amounted to $81.3 million, compared to non-interest income of $61.3 million for 2014. The $20.0 million increase in non-interest income was primarily due to:

•         The $13.4 million bargain purchase gain on assets acquired and liabilities assumed from Doral Bank in the first quarter of 2015.

•         The $7.0 million gain on the sale of merchant contracts completed in the fourth quarter of 2015.

•         The impact in 2014 of the $7.3 million equity in the loss of an unconsolidated entity on the Bank’s investment in CPG/GS.

•         A $3.6 million increase in service charges on deposits primarily associated with the deposits assumed from Doral Bank late in February 2015 as well as the aforementioned implementation of new service and transactional fees on certain products beginning in the fourth quarter of 2015.

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

 Partially offset by:

•         A $16.1 million increase in OTTI charges on debt securities. During 2015, the Corporation recorded $15.9 million in OTTI charges on bonds of the GDB and the Puerto Rico Building Authority held by the Corporation as part of its available-for-sale securities portfolio.

Non-Interest Expenses

The following table presents the components of non-interest expenses:

	2016	2015	2014
(In thousands)
Employees' compensation and benefits	$151,493	$150,059	$135,422
Occupancy and equipment	55,159	59,295	58,290
Insurance and supervisory fees	24,920	29,021	39,131
Taxes, other than income taxes	15,139	12,669	18,089
Professional fees:
Collections, appraisals and other credit-related fees	9,890	12,833	12,064
Outsourcing technology services	20,264	18,547	18,439
Other professional fees	13,983	24,252	17,437
Credit and debit card processing expenses	13,635	16,177	15,449
Business promotion	11,419	15,234	16,531
Communications	6,759	7,726	7,766
Net loss on OREO and OREO operations	11,533	15,788	20,596
Other	20,886	22,229	19,039
Total	$355,080	$383,830	$378,253

2016 compared to 2015

     Non-interest expenses decreased by $28.8 million to $355.1 million for the year ended December 31, 2016, compared to $383.8 million for 2015.  The decrease was primarily due to the following:

•         An $11.5 million decrease in total professional service fees mainly driven by the impact in 2015 of several items, including costs of $3.7 million related to the acquisition and conversion of loan and deposit accounts acquired from Doral Bank to the FirstBank systems, $3.6 million of interim servicing costs related to loans and deposits acquired from Doral Bank, costs of $1.3 million related to special projects and strategic, stress testing and capital planning matters, and $0.9 million of professional service fees directly related to the bulk sale of assets.  In addition, there was a $2.9 million decrease in collections, appraisals and other credit-related professional service fees associated with lower costs on troubled loans resolution efforts.

•         A $4.3 million decrease in losses on OREO operations primarily reflecting a $3.0 million decrease in write downs to the value of OREO properties, a $0.7 million decrease in OREO-operating expenses, including lower property taxes, and a $1.0 million increase in rental income associated with both a higher inventory of income-producing properties and increased occupancy.

•         A $4.1 million decrease in occupancy and equipment costs reflecting reductions in depreciation, electricity and repairs expenses, including a reduction of approximately $1.2 million related to the depreciation of POS terminals sold as part of the sale of merchant contracts in the fourth quarter of 2015.

•         A $3.9 million decrease in the FDIC insurance premium expense, included as part of “Insurance and supervisory fees” in the table above reflecting, among other things, a reduction in the initial base assessment rate, and reductions in brokered deposits and average assets.

•         A $3.8 million decrease in business promotion expenses, primarily due to lower costs associated with credit card and deposit reward programs, including the effect of the $2.7 million adjustment recorded during the fourth quarter of 2016 to reduce the credit card rewards liability due to the expiration of reward points earned by customers up to September 2013 (the conversion date of the credit card portfolio acquired from FIA in May 2012).  Most of these points had been accrued at acquisition date and ultimately experienced a redemption pattern materially different from those points accrued after conversion.  Reduced advertising and marketing expenses also contributed to this variance.

•         A $2.5 million decrease in processing expenses mainly due to the sale of merchant contracts in the fourth quarter of 2015.

•         A $1.3 million decrease in “other operating expenses” in the table above, including reductions of $1.6 million in supplies and printing costs, $0.2 million in the amortization of intangible assets, and a $0.5 million decrease in losses and expenses related to non-real estate repossessed assets.  These variances were partially offset by a $0.9 million increase in charges to the provision for unfunded loan commitments tied to the utilization of a floor plan revolving credit facility.

       Partially offset by:

•         A $2.5 million increase in taxes, other than income taxes, primarily due to the increase in the sales tax rate from 7% to 11.5% effective in Puerto Rico since July 1, 2015 and the sales tax of 4% on designated professional services effective in Puerto Rico since October 1, 2015.

•         A $1.4 million increase in employees’ compensation, mainly due to merit salary increases, the full year impact of personnel costs associated with branches acquired from Doral Bank in February 2015, and higher stock-based compensation, partially offset by the impact in 2015 of costs of $2.2 million related to a voluntary early retirement program.

    2015 compared to 2014

Non-interest expenses for 2015 were $383.8 million compared to $378.3 million for 2014.  The increase was primarily due to:

•         A $14.6 million increase in employees’ compensation and benefit expenses, including the $2.2 million costs related to the voluntary early retirement program, mainly due to salary merit increases, the impact of personnel costs related to the branches acquired from Doral Bank in 2015, which accounted for approximately $2.7 million of the increase, a $1.4 million increase in stock-based compensation expense, and a $2.1 million increase in incentive and performance-based compensation.

•         A $7.7 million increase in total professional service fees driven by the aforementioned impact of $3.7 million in professional service fees related to the acquisition and conversion of loan and deposit accounts acquired from Doral Bank to the FirstBank systems, the $3.6 million incurred in interim servicing costs also related to loans and deposits acquired from Doral Bank, $1.3 million in consulting and legal expenses for special projects as well as strategic, stress testing and capital planning matters that are not expected to be incurred on an ongoing basis, a $0.8 million increase in collections, appraisals and other credit-related professional service fees related to troubled loan resolution efforts, and $0.9 million of professional service fees directly associated with the bulk sale of assets completed in 2015.  These increases were partially offset by a $2.2 million decrease in legal fees, including the impact in 2014 of $1.2 million of professional fees incurred in the two separate acquisitions of mortgage loans from Doral Financial and Doral Bank in 2014.

•         A $1.0 million increase in occupancy and equipment costs primarily related to rental, depreciation and maintenance expenses associated with the acquired Doral Bank branches.

•         A $3.2 million increase in “other expenses” in the table above, that primarily includes increases in supplies and printing and the amortization of the core deposit intangible associated with the acquired Doral Bank branches in 2015 and a $0.9 million increase in the provision for unfunded loan commitments.

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

•         A $4.8 million decrease in OREO-related expenses reflecting an increase of $3.7 million in rental income from income-producing OREO properties and a $2.0 million decrease in losses on the sale of OREO properties, partially offset by higher OREO operating expenses such as repairs and management fees.

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

    Under the 2011 PR Code, the Corporation and its subsidiaries are treated as separate taxable entities and are not entitled to file consolidated tax returns and, thus, the Corporation is not able to utilize losses from one subsidiary to offset gains in another subsidiary. Accordingly, in order to obtain a tax benefit from a net operating loss, a particular subsidiary must be able to demonstrate sufficient taxable income within the applicable NOL carry-forward period. The 2011 PR Code provides a dividend received deduction of 100% on dividends received from “controlled” subsidiaries subject to taxation in Puerto Rico and 85% on dividends received from other taxable domestic corporations.

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

For additional information relating to income taxes, see Note 26 – Income Taxes, of the Corporation’s audited financial statements for the year ended December 31, 2016 included in Item 8 of this Form 10-K, including the reconciliation of the statutory to the effective income tax rate for 2016, 2015 and 2014.

2016 compared to 2015

     For 2016, the Corporation recorded an income tax expense of $37.0 million compared to an income tax expense of $6.4 million for 2015. The increase in income tax expense for 2016, when compared to 2015, was mainly driven by higher taxable income, as the year 2015 was impacted by an incremental pre-tax loss of $48.7 million on the bulk sale of assets. The effective tax rate for the year ended December 31, 2016 was 28% compared to 23% for the year ended December 31, 2015.

     The Corporation’s net deferred tax assets amounted to $281.7 million as of December 31, 2016, net of a valuation allowance of $207.2 million. The net deferred tax assets of the Corporation’s banking subsidiary, FirstBank, amounted to $277.4 million as of December 31, 2016, net of a valuation allowance of $171.0 million, compared to net deferred tax assets of $306.4 million as of December 31, 2015. In 2010, the Corporation established a valuation allowance for substantially all of the deferred tax assets of its banking subsidiary, FirstBank, primarily due to significant operational losses driven by charges to the provision for loan losses, a three-year cumulative loss position as of the end of 2010, and uncertainty regarding the amount of future taxable income that the Bank could forecast. As of December 31, 2014, based upon the assessment of all positive and negative evidence, management concluded that it was more likely than not that FirstBank will generate sufficient taxable income within the applicable NOL carry-forward periods to realize $308.2 million of its deferred tax assets and, therefore, reversed $302.9 million of the valuation allowance.  During 2016, management reassessed the need for a valuation allowance and concluded, based upon the assessment of all positive and negative evidence, that it is more likely than not that FirstBank will generate sufficient taxable income within the applicable NOL carry-forward periods to realize $277.4 million of its deferred tax asset.  The positive evidence considered by management to conclude on the adequacy of the valuation allowance as of December 31, 2016 includes factors such as: FirstBank’s three-year cumulative gain position of $206.7 million; forecasts of future profitability under several potential scenarios that support the partial utilization of NOLs prior to their expiration between 2021 through 2024; two consecutive years of taxable income (taxable year 2015 being the first year with taxable income since 2008); and sustained pre-tax pre-provision for loan losses income. These factors demonstrate demand for FirstBank’s products and services and improvements in credit quality measures that have resulted in reduced credit exposures, when compared to the period that led to the full valuation allowance, and have resulted in improvements in both sustainability of profitability and management’s ability to forecast future losses. The negative evidence considered by management include: Puerto Rico’s current economic conditions, which resulted in the enactment of PROMESA, the uncertainty related to government loan concentration and the still elevated levels of non-performing assets.

     In determining whether management’s projections of future taxable income used to determine the valuation allowance reversal are reliable, management considered objective evidence supporting the forecast’s assumptions as well as recent experience to conclude as to the Bank’s ability to reasonably project future results of operations. The analysis included the evaluation of multiple financial scenarios, including scenarios where credit losses remain elevated. Further, while Puerto Rico’s economy is expected to remain challenging due to inherent uncertainties, the Corporation believes that it can reasonably forecast future taxable income at sufficient levels over the future period of time that FirstBank has available to realize part of the December 31, 2016 net deferred tax asset as further described below.

   The Corporation expects to realize approximately $171.5 million of deferred tax assets associated with FirstBank’s NOLs prior to their expiration periods, compared to $182.1 million expected to be realized as of December 31, 2015. In addition, as of December 31, 2016, approximately $117.0 million of the deferred tax assets of the Corporation are attributable to temporary differences or tax credit carry-forwards that have no expiration date, compared to $127.8 million in 2015. Approximately $20.5 million of other non-NOLs related deferred tax assets of the Corporation are fully reserved with a valuation allowance, compared to $19.4 million as of December 31, 2015, given limitations and uncertainties as to their future utilization. The increase in fully reserved deferred tax assets is related to the increase in cumulative other than temporary impairments on investment securities. The ability to recognize the remaining deferred tax assets that continue to be subject to a valuation allowance will be evaluated on a quarterly basis to determine if there are any significant events that would affect the ability to utilize these deferred tax assets.

   Management’s estimate of future taxable income is based on internal projections that consider historical performance, multiple internal scenarios and assumptions, as well as external data that management believes is reasonable. If events are identified that affect the Corporation’s ability to utilize its deferred tax assets, the analysis will be updated to determine if any adjustments to the valuation allowance are required. If actual results differ significantly from the current estimates of future taxable income, even if caused by adverse macro-economic conditions, the remaining valuation allowance may need to be increased. Such an increase could have a material adverse effect on the Corporation’s financial condition and results of operations. Conversely, better than expected results and continued positive results and trends could result in further releases to the deferred tax valuation allowance; any such decreases could have a material positive effect on the Corporation’s financial condition and results of operations.

2015 compared to 2014

For 2015, the Corporation recorded an income tax expense of $6.4 million compared to an income tax benefit of $300.6 million for 2014. The income tax benefit for the year 2014 primarily reflects the $302.9 million partial reversal of the valuation allowance of the Bank’s deferred tax assets described above. Other variances were primarily related to higher taxable income in 2015 and the disallowance of $7.7 million of NOL carryforwards.

   As of December 31, 2016 and 2015, the Corporation did not have UTBs recorded on its books. During 2014, the Corporation reached a final settlement with the IRS in connection with the 2007-2009 examination periods. As a result, during 2014, the Corporation released a portion of its reserve for uncertain tax positions, resulting in a tax benefit of $1.8 million, and paid $2.5 million to settle the tax liability resulting from the audit.

OPERATING SEGMENTS

Based upon the Corporation’s organizational structure and the information provided to the Chief Executive Officer of the Corporation and, to a lesser extent, the Board of Directors, the operating segments are driven primarily by the Corporation’s lines of business for its operations in Puerto Rico, the Corporation’s principal market, and by geographic areas for its operations outside of Puerto Rico.  As of December 31, 2016, the Corporation had six reportable segments: Commercial and Corporate Banking; Consumer (Retail) Banking; Mortgage Banking; Treasury and Investments; United States operations; and Virgin Islands operations.  Management determined the reportable segments based on the internal reporting used to evaluate performance and to assess where to allocate resources.  Other factors such as the Corporation’s organizational chart, nature of the products, distribution channels and the economic characteristics of the products were also considered in the determination of the reportable segments. For additional information regarding First BanCorp.’s reportable segments, please refer to Note 33 –   Segment Information, of the Corporation’s audited financial statements for the year ended December 31, 2016 included in Item 8 of this Form 10-K.

The accounting policies of the segments are the same as those described in Note 1 – Nature of Business and Summary of Significant Accounting Policies, of the Corporation’s audited financial statements for the year ended December 31, 2016 included in Item 8 of this Form 10-K. The Corporation evaluates the performance of the segments based on net interest income, the provision for loan and lease losses, non-interest income, and direct non-interest expenses. The segments are also evaluated based on the average volume of their interest-earning assets less the allowance for loan and lease losses. In 2016, 2015, and 2014, other operating expenses not allocated to a particular segment amounted to $101.1 million, $103.9 million, and $94.3 million, respectively. Expenses pertaining to corporate administrative functions that support the operating segment but are not specifically attributable to or managed by any segment are not included in the reported financial results of the operating segments. The unallocated corporate expenses include certain general and administrative expenses and related depreciation and amortization expenses.

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

Commercial and Corporate Banking

The Commercial and Corporate Banking segment consists of the Corporation’s lending and other services for large customers represented by specialized and middle-market clients and the public sector.  FirstBank has developed expertise in a wide variety of industries. The Commercial and Corporate Banking segment offers commercial loans, including commercial real estate and construction loans, and floor plan financings, as well as other products, such as cash management and business management services.  This segment also includes the Corporation’s broker-dealer activities, which are primarily concentrated in municipal securities underwriting and selling for local Puerto Rico municipal bond issuers and other investment banking activities, such as advisory services, capital raising efforts on behalf of clients and assistance with financial transaction structuring. A substantial portion of the commercial and corporate banking portfolio is secured by the underlying value of the real estate collateral and the personal guarantees of the borrowers. Since commercial loans involve greater credit risk than a typical residential mortgage loan because they are larger in size and more risk is concentrated in a single borrower, the Corporation has and maintains a credit risk management infrastructure designed to mitigate potential losses associated with commercial lending, including underwriting and loan review functions, sales of loan participations and continuous monitoring of concentrations within portfolios.

The highlights of the Commercial and Corporate Banking segment’s financial results for the years ended December 31, 2016, 2015 and 2014 include the following:

•         Segment income before taxes for the year ended December 31, 2016 was $35.3 million compared to a loss of $15.8 million for 2015 and income of $69.1 million for 2014.

•         Net interest income for the year ended December 31, 2016 was $96.7 million compared to $115.8 million and $150.9 million for the years ended December 31, 2015 and 2014, respectively. The decrease in net interest income for 2016, compared to 2015, was mainly related to a decrease of $239.5 million in the average balance of commercial and construction loans in Puerto Rico and the adverse impact of large commercial relationships classified as non-performing during 2016. Inflows to non-performing loans during the first quarter of 2016 included the Corporation’s exposure to commercial mortgage loans guaranteed by the TDF with a book value of $111.8 million as of December 31, 2016 for which interest payments collected are now applied against principal.  The decrease in net interest income for 2015, compared to 2014, was mainly related to a decrease of $615.2 million in the average balance of commercial and construction loans in Puerto Rico and the adverse impact of approximately $3.8 million in interest payments received in 2015 from the PREPA credit facility accounted for on a cost-recovery basis.

•         The provision for loan losses for 2016 was $28.6 million compared to $101.6 million and $40.1 million for 2015 and 2014, respectively.  The fluctuations in the provision were driven by the impact in 2015 of both the $46.9 million charge related to the bulk sale of assets completed in the second quarter of 2015 and a $35 million increase in the general reserve for commercial loans extended to or guaranteed by the Puerto Rico government (excluding municipalities) due to the migration of certain loans to adverse classification categories in the third quarter of 2015 and adjustments related to increased qualitative reserve factors applied to these loans.    Refer to “Provision for Loan and Lease Losses” above and “Risk Management – Allowance for Loan and Lease Losses and Non-performing Assets” below for additional information with respect to the credit quality of the Corporation’s commercial and construction loan portfolio.

•         Total non-interest income for the year ended December 31, 2016 amounted to $7.8 million compared to $12.5 million and $5.2 million for the years ended December 31, 2015 and 2014, respectively.  The decrease in 2016, compared to 2015, was driven by a $5.7 million decrease in fees from merchant transactions attributable to this segment related to the sale of merchant contracts completed in the fourth quarter of 2015, including the $4.2 million portion of the gain on the sale of merchant contracts attributable to this segment. This was partially offset by fee income of $0.8 million from the broker-dealer subsidiary primarily associated with the sale of large fixed annuities contracts, and the impact in 2015 of the $0.6 million loss on the sale of a commercial mortgage loan held for sale included as part of the bulk sale of assets.  The increase in 2015, compared to 2014, includes the $4.2 million portion of the gain on the sale of merchant contracts recorded in 2015 attributable to this segment and increases in cash management and overdraft fees on deposit accounts of corporate clients, partially offset by a $0.5 million decrease in fee income from the broker-dealer subsidiary as a result of underwriting fees on a bond issuance of the Puerto Rico government that took place in the first quarter of 2014, and the aforementioned $0.6 million loss on the sale of a commercial mortgage loan held for sale included as part of the bulk sale of assets in 2015.

•         Direct non-interest expenses for 2016 were $40.7 million, compared to $42.5 million in 2015, and $47.0 million in 2014.  The decrease in 2016, compared to 2015, reflects a $1.8 million decrease related to the portion of the FDIC deposit insurance premium allocated to this segment and a $0.6 million decrease in employee’s compensation and benefits, partially offset by a $0.9 million increase in the provision for unfunded loan commitments primarily related to a floor plan revolving credit agreement.  The decrease in 2015, compared to 2014, reflects a $6.8 million decrease related to the portion of the FDIC deposit insurance premium allocated to this segment, partially offset by $1.2 million of professional service fees and OREO losses related to the bulk sale of assets completed in 2015.

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

Personal loans, credit cards, and, to a lesser extent, marine financing also contribute to interest income generated on consumer lending. Management plans to continue to be active in the consumer loan market, applying the Corporation’s strict underwriting standards. Other activities included in this segment are finance leases and insurance activities in Puerto Rico.

The highlights of the Consumer (Retail) Banking segment’s financial results for the years ended December 31, 2016, 2015 and 2014 include the following:

•         Segment income before taxes for the year ended December 31, 2016 was $66.2 million compared to $50.2 million and $42.2 million for the years ended December 31, 2015 and 2014, respectively.

•         Net interest income for the year ended December 31, 2016 was $168.7 million compared to $188.4 million and $208.4 million for the years ended December 31, 2015 and 2014, respectively.  The decrease in 2016, compared to 2015, was mainly due to a $149.7 million decrease in the average balance of consumer loans in Puerto Rico and a decrease in income from funds lent to other business segments due to lower medium-term market interest rates in 2016.  The decrease in 2015, compared to 2014, was mainly due to a $152.1 million decrease in the average volume of consumer loans in Puerto Rico and a $3.8 million decrease due to the fact that the remaining discount related to a credit card portfolio acquired in 2012 was fully accreted into income in the first half of 2014.

•         The provision for loan and lease losses for 2016 decreased by $12.4 million to $34.2 million compared to 2015 and decreased by $33.3 million to $46.7 million when comparing 2015 with 2014.  The decrease in the provision experienced over the last two years reflects improvements in charge-off trends, lower loss severities on auto loans and the overall decrease in the size of this portfolio.

•         Non-interest income for the year ended December 31, 2016 was $44.5 million compared to $41.9 million and $40.0 million for the years ended December 31, 2015 and 2014, respectively.  The increase in 2016, compared to 2015, reflects increases of $2.2 million in service charge on deposits, an increase of $0.7 million in ATM fee income and commissions and an increase of $1.5 million in insurance commission income, partially offset by a $2.1 million decrease in merchant-related income due to the sale of merchant contracts in the fourth quarter of 2015. The increase in 2015, compared to 2014, reflects primarily a $3.1 million increase in service charges on deposits mainly related to the deposits assumed from Doral Bank in 2015 as well as the implementation of new service and transactional fees on certain products beginning in the fourth quarter of 2015.

•         Direct non-interest expenses for the year ended December 31, 2016 were $112.8 million compared to $133.4 million and $126.3 million for the years ended December 31, 2015 and 2014, respectively.  The decrease for 2016, compared to 2015, was mainly due to a $2.0 million reduction in processing expenses, primarily related to the sale of merchant contracts in the fourth quarter of 2015, a $4.4 million decrease in employees’ compensation and benefits, a $3.3 million decrease in business promotion expenses mainly due to lower costs associated with credit card and deposit reward programs, a $1.9  million decrease in occupancy and equipment costs, a $4.3 million decrease in professional service fees significantly impacted by costs in 2015 related to the conversion of deposit accounts acquired from Doral Bank to the FirstBank systems, and a $0.8 million decrease in the FDIC insurance assessment portion allocated to this segment. The increase for 2015, compared to 2014, was mainly due to a $5.4 million increase in employees’ compensation, and a

$1.4 million increase in occupancy and equipment costs, partially offset by the decrease of $2.5 million in the FDIC insurance assessment portion allocated to this segment.

Mortgage Banking

The Mortgage Banking segment conducts its operations mainly through FirstBank.  The operation consists of the origination, sale and servicing of a variety of residential mortgage loan products. Originations are sourced through different channels, such as FirstBank branches and purchases from mortgage bankers, and in association with new project developers.  The mortgage banking segment focuses on originating residential real estate loans, some of which conform to the FHA, VA and RD standards. Loans originated that meet the FHA’s standards qualify for the FHA’s insurance program whereas loans that meet the standards of the VA and the RD are guaranteed by their respective federal agencies.

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

The highlights of the Mortgage Banking segment’s financial results for the years ended December 31, 2016, 2015 and 2014 include the following:

•         Segment income before taxes for the year ended December 31, 2016 was $46.0 million compared to $41.3 million for 2015 and $35.1 million for 2014.

•         Net interest income for the year ended December 31, 2016 was $89.5 million compared to $92.7 million and $78.6 million for the years ended December 31, 2015 and 2014, respectively.  The decrease in net interest income in 2016, compared to 2015, was mainly due to lower cash collections on residential non-performing loans and a decrease of $38.6 million in the average balance of residential mortgage loans in Puerto Rico. The increase in net interest income in 2015, compared to 2014, was mainly related to the acquisition of several loan portfolios from Doral Financial and Doral Bank completed in the second and fourth quarters of 2014 and the first quarter of 2015.  The Mortgage Banking portfolio is principally composed of fixed-rate residential mortgage loans tied to long-term interest rates.

•         The provision for loan and lease losses for 2016 was $24.9 million compared to $30.0 million and $17.6 million for the years ended December 31, 2015 and 2014, respectively.  The decrease in the provision for 2016, compared to 2015, was mainly related to lower delinquency levels, lower charges to the reserve for PCI loans, and the overall decrease in the size of this portfolio.   The increase in the provision for 2015, compared to 2014, was driven by several factors including inherent loss severities of loans in late stages of delinquency, decreases in appraised values, the overall decrease in the size of this portfolio and the establishment of a $4.0 million reserve for PCI loans acquired from Doral Financial in May 2014.

•         Non-interest income for the year ended December 31, 2016 was $19.5 million compared to $16.0 million and $13.5 million for the years ended December 31, 2015 and 2014, respectively.  The increase in 2016, compared to 2015, was mainly due to higher realized gains on sales of residential mortgage loans in the secondary market attributable to both a higher volume of sales and higher gain margins associated with changes in market interest rates, and realized gains on TBAs MBS forward contracts settled during the year.   The increase in 2015, compared to 2014, was mainly due to lower losses on TBAs MBS forward contracts, lower charges related to compensatory fees imposed by government-sponsored entities and an increase in servicing fees tied to a larger portfolio.

•         Direct non-interest expenses in 2016 were $38.2 million compared to $37.3 million and $39.4 million in 2015 and 2014, respectively. The increase in 2016, compared to 2015, primarily reflects a $1.6 million increase in employees’ compensation and benefits, a $0.5 million increase in professional service fees, and a $0.4 million increase in supplies and printing costs, partially offset by a $1.1 million decrease associated with the FDIC deposit insurance premium allocated to this segment and a $0.5 million decrease in losses on OREO operations. The decrease in 2015, compared to 2014, reflects a $1.4 million decrease associated with the FDIC deposit insurance premium allocated to this segment, a $0.6 million decrease in losses on OREO operations, and a $1.0 million decrease related to the national gross receipts tax, partially offset by a $1.4 million increase in employees’ compensation expenses.

Treasury and Investments

The Treasury and Investments segment is responsible for the Corporation’s treasury and investment management functions. The treasury function, which includes funding and liquidity management, lends funds to the Commercial and Corporate Banking segment, the Mortgage Banking segment, and the Consumer (Retail) Banking segment to finance their respective lending activities and borrows from those segments. Funds not gathered by the different business units are obtained by the Treasury function through wholesale channels, such as brokered deposits, advances from the FHLB, and repurchase agreements with investment securities, among others.

The investment function is intended to implement a leverage strategy for the purposes of liquidity management, interest rate management and earnings enhancement.

The interest rates charged or credited by Treasury and Investments are based on market rates.

The highlights of the Treasury and Investments segment’s financial results for the years ended December 31, 2016, 2015, and 2014 include the following:

•         Segment income before taxes for the year ended December 31, 2016 amounted to $54.6 million compared to $6.5 million for 2015 and $1.1 million for 2014.

•         Net interest income for the year ended December 31, 2016 was $53.2 million compared to net interest income of $26.2 million and $6.2 million for the years ended December 31, 2015 and 2014, respectively.  The increase in net interest income in 2016, compared to 2015, reflects higher income from funds lent to other business segments associated with increases in short-term market interest rates, the benefit of reduced balances in brokered CDs, and the decrease in interest expense associated with the repayment of $400 million of repurchase agreements that matured in 2016 and carried an average cost of 3.35%.  The increase in net interest income in 2015, compared to 2014, primarily reflects the impact of the declining balances of brokered CDs, the restructuring of repurchase agreements, and the benefit of increases in short-term market rates experienced in the second half of 2015.

•         Non-interest income for the year ended December 31, 2016 amounted to $5.4 million, compared to a non-interest loss of $15.9 million for the year ended December 31, 2015 and income of $0.3 million for the year ended December 31, 2014.  The non-interest income reported in 2016 consisted mainly of the $6.1 million gain on sales of U.S. agency MBS, the $4.2 million gain on the repurchase and cancellation of $10 million in trust preferred securities, and the $1.5 million recovery of a residual CMO previously written off, partially offset by OTTI charges on debt securities of $6.7 million recorded in 2016, primarily on Puerto Rico government debt securities.  The loss for 2015 was driven by OTTI charges on Puerto Rico government debt securities of $15.9 million.

•         Direct non-interest expenses for 2016 were $4.0 million compared to $3.8 million and $5.4 million for 2015 and 2014, respectively. The increase in 2016, compared to 2015, reflects, among other things, increases in employees’ compensation and benefits and in professional service fees. The decrease in 2015, compared to 2014, was mainly due to a $0.9 million decrease in legal and consulting fees.

United States Operations

The United States Operations segment consists of all banking activities conducted by FirstBank on the United States mainland.  FirstBank provides a wide range of banking services to individual and corporate customers primarily in southern Florida through 11 branches.  The United States Operations segment offers an array of both consumer and commercial banking products and services.  Consumer banking products include checking, savings and money market accounts, retail CDs, internet banking services, residential mortgages, home equity loans and lines of credit, and automobile loans. Retail deposits, as well as FHLB advances and brokered CDs assigned to this operation serve as funding sources for its lending activities. Deposits gathered through FirstBank’s branches in the United States also serve as one of the funding sources for the Corporation’s overall lending and investment activities.

The commercial banking services include checking, savings and money market accounts, retail CDs, internet banking services, cash management services, remote data capture and automated clearing house, or ACH, transactions.  Loan products include the traditional C&I and commercial real estate products, such as lines of credit, term loans and construction loans.

The highlights of the United States operations segment’s financial results for the years ended December 31, 2016, 2015, and 2014 include the following:

•         Segment income before taxes for the year ended December 31, 2016 was $16.1 million compared to $25.0 million and $40.8 million for the years ended December 31, 2015 and 2014, respectively.

•         Net interest income for the year ended December 31, 2016 was $41.8 million compared to $42.9 million and $37.3 million for the years ended December 31, 2015 and 2014, respectively. The decrease in 2016, compared to 2015, was mainly due to a decrease in income from funds lent to operating segments in Puerto Rico, partially offset by a $197.5 million increase in the average balance of total loans in the United States, primarily commercial and residential mortgage loans.  The increase in 2015, compared to 2014, was primarily related to an increase of $97.9 million in the average volume of loans, primarily commercial and residential mortgage loans. The increases also reflect reductions in the average rate paid on deposits, and higher interest charges made to operating segments in Puerto Rico.

•         During 2016, a negative provision of $1.4 million was recorded for this segment, compared to negative provisions of $8.0 million and $27.7 million for 2015 and 2014, respectively.  The lower negative provision in 2016, compared to 2015, primarily reflects lower reserve releases on commercial and construction loans as the declines in historical loss rates were partially offset by the overall increase in the size of this portfolio.  In addition, loan loss recoveries decreased by $1.6 million.  The lower negative provision in 2015, compared to 2014, reflects an $11.5 million decrease in loan loss recoveries of commercial and construction loans and lower reserve releases on these portfolios.

•         Total non-interest income for the year ended December 31, 2016 amounted to $3.6 million compared to $2.8 million and $2.5 million for the years ended December 31, 2015 and 2014, respectively. The increase in 2016, compared to 2015, was mainly due to a $0.4 million fee recorded as income associated with a terminated credit agreement in which the Bank was committed to purchase a loan participation and the impact in 2015 of a $0.2 million loss on the sale of fixed assets.  The increase in 2015, compared to 2014, was mainly due to a $0.2 million increase in the gain on sales of residential mortgage loans tied to a higher volume of sales.

•         Direct non-interest expenses in 2016 were $30.7 million compared to $28.7 million and $26.6 million for 2015 and 2014, respectively. The increase in 2016, compared to 2015, was mainly due to an increase of $1.2 million in employees’ compensation and benefits, including additional resources in the commercial and corporate banking area, and a $0.7 million increase in rental expense of offices and premises.  The increase in 2015, compared to 2014, was mainly due to an increase in employees’ compensation of $2.0 million, a $0.6 million increase in OREO-related expenses and a $0.3 million increase in occupancy and equipment costs, partially offset by a $0.7 million decrease in the allocation of the FDIC insurance premium expense.

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

The highlights of the Virgin Islands operations’ financial results for the years ended December 31, 2016, 2015 and 2014 include the following:

•         Segment income before taxes for the year ended December 31, 2016 was $13.2 million compared to income of $10.9 million and $5.1 million for the years ended December 31, 2015 and 2014, respectively.

•         Net interest income for the year ended December 31, 2016 was $34.1 million compared to $36.3 million and $36.8 million for the years ended December 31, 2015 and 2014, respectively. The decrease in net interest income in 2016, compared to 2015, was mainly related to a $35.9 million decrease in the average volume of loans, primarily commercial and industrial loans.  The decrease in net interest income in 2015, compared to 2014, was mainly related to a $12.4 million decrease in the average volume of loans, primarily residential mortgage loans.

•         During 2016, a provision of $0.4 million was recorded for this segment, compared to a provision of $1.7 million in 2015 and a negative provision of $0.4 million for 2014.   The decrease in the provision for 2016, compared to 2015, was primarily reflected in the commercial and industrial loan portfolio.  The increase in the provision for 2015, compared to 2014, was primarily related to a $0.6 million increase in the provision for residential mortgage loans and the $1.8 million provision on commercial and industrial loans recorded in 2015.

•         Non-interest income for the year ended December 31, 2016 was $7.1 million, compared to $10.6 million and $7.1 million for the years ended December 31, 2015 and 2014, respectively.  The decrease in 2016, compared to 2015, was mainly related to a $3.8 million decrease in merchant-related income, including the impact in 2015 of the $2.8 million portion of the gain on the sale of merchant contracts attributable to this segment, and the impact in 2015 of a $0.4 million gain on the sale of a parcel of land, partially offset by a $0.2 million increase in service charges on deposits in 2016. The increase in 2015, compared to 2014, was mainly related to the aforementioned gain of $2.8 million gain on the sale of merchant contracts attributable to this segment, and of $0.4 million on the sale of a parcel of land.

•         Direct non-interest expenses for the year ended December 31, 2016 were $27.6 million compared to $34.2 million and $39.3 million for the years ended December 31, 2015 and 2014, respectively. The decrease in 2016, compared to 2015, was mainly due to a $3.5 million decrease in employees’ compensation and benefits, a $1.8 million decrease in professional service fees, primarily legal and collection expenses related to the resolution of troubled loans, a $0.8 million decrease in occupancy and equipment costs, a $0.4 million decrease in processing expenses, primarily related to the sale of merchant contracts, a $0.4 million decrease related to the portion of the FDIC insurance premium expense allocated to this segment, and a $0.3 million decrease in business promotion expenses, partially offset by a $0.5 million increase in losses on OREO operations.  The decrease in 2015, compared to 2014, was mainly due to a $2.6 million decrease in losses on OREO operations, a $0.6 million decrease related to the allocation of the FDIC insurance premium expense to this segment, and a $1.5 million decrease in occupancy and equipment costs.

FINANCIAL CONDITION AND OPERATING DATA ANALYSIS

Financial Condition

The following table presents an average balance sheet of the Corporation for the following years:

	December 31,
	2016	2015	2014
(In thousands)
ASSETS
Interest-earning assets:
Money market and other short-term investments	$667,838	$775,848	$742,929
U.S. and Puerto Rico government obligations	746,890	636,734	514,626
Mortgage-backed securities	1,357,518	1,489,423	1,669,406
FHLB stock	31,449	26,522	27,155
Other investments	1,963	777	320
Total investments	2,805,658	2,929,304	2,954,436

Residential mortgage loans	3,302,519	3,272,464	2,751,366
Construction loans	143,095	169,666	198,450
Commercial loans	3,694,988	3,821,843	4,385,281
Finance leases	229,632	228,709	240,268
Consumer loans	1,526,475	1,670,245	1,806,646
Total loans	8,896,709	9,162,927	9,382,011
Total interest-earning assets	11,702,367	12,092,231	12,336,447
Total non-interest-earning assets (1)	687,775	689,322	310,998
Total assets	$12,390,142	$12,781,553	$12,647,445

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing checking accounts	$1,073,821	$1,096,087	$1,075,513
Savings accounts	2,503,047	2,533,689	2,426,171
Certificates of deposit	2,367,874	2,294,939	2,296,314
Brokered CDs	1,805,443	2,428,185	3,098,724
Interest-bearing deposits	7,750,185	8,352,900	8,896,722
Other borrowed funds	833,283	997,615	1,131,959
FHLB advances	460,861	349,027	312,575
Total interest-bearing liabilities	9,044,329	9,699,542	10,341,256
Total non-interest-bearing liabilities	1,580,408	1,391,306	1,009,484
Total liabilities	10,624,737	11,090,848	11,350,740

Stockholders' equity:
Preferred stock	36,104	36,104	46,576
Common stockholders' equity	1,729,301	1,654,601	1,250,129
Stockholders' equity	1,765,405	1,690,705	1,296,705
Total liabilities and stockholders' equity	$12,390,142	$12,781,553	$12,647,445
_________
(1) Includes, among other things, the allowance for loan and lease losses and the valuation of available-for-sale investment securities.

The Corporation’s total average assets were $12.4 billion for the year ended December 31, 2016 compared to $12.8 billion for 2015, a decrease of $391.4 million. The variance primarily reflects a decrease of $266.2 million in the average volume of loans, primarily commercial and consumer loans, and a $108.0 million decrease in the average balance of interest-earning cash and cash equivalents.

The Corporation’s total average liabilities were $10.6 billion as of December 31, 2016, a decrease of $466.1 million compared to December 31, 2015. The decrease was mainly related to a $622.7 million decrease in the average balance of brokered CDs, partially offset by a $195.2 million increase in the average balance of non-interest bearing deposits.

Assets

The Corporation’s total assets were approximately $11.9 billion as of December 31, 2016, a decrease of $650.6 million from December 31, 2015. The decrease was mainly due to a $452.8 million decrease in cash and cash equivalents, associated with liquidity used to repay maturing brokered CDs and repurchase agreements. In addition, total loans (before the allowance) decreased by $211.4 million, including a $110.5 million reduction in consumer loans, primarily auto loans, a $66.4 million reduction in commercial and construction loans, and a $34.5 million reduction in residential mortgage loans primarily reflected in the Puerto Rico region.

Loans Receivable, including Loans Held for Sale

The following table presents the composition of the loan portfolio, including loans held for sale, as of year-end for each of the last five years.

	2016	2015	2014	2013	2012
(In thousands)
Residential mortgage loans (1)(2)	$3,296,031	$3,344,719	$3,011,187	$2,549,008	$2,747,217
Commercial loans:
Commercial mortgage loans	1,568,808	1,537,806	1,665,787	1,823,608	1,883,798
Construction loans (3)	124,951	156,195	123,480	168,713	361,875
Commercial and Industrial
loans	2,180,455	2,246,513	2,317,416	2,621,612	2,676,281
Loans to local financial institutions
collateralized by real estate
mortgages (2)	-	-	-	240,072	255,390
Total commercial loans	3,874,214	3,940,514	4,106,683	4,854,005	5,177,344
Finance leases	233,335	229,165	232,126	245,323	236,926
Consumer loans	1,483,293	1,597,984	1,750,419	1,821,196	1,775,751
Total loans held for investment	8,886,873	9,112,382	9,100,415	9,469,532	9,937,238
Less:
Allowance for loan and lease losses	(205,603)	(240,710)	(222,395)	(285,858)	(435,414)
Total loans held for investment, net	8,681,270	8,871,672	8,878,020	9,183,674	9,501,824
Loans held for sale (3)	50,006	35,869	76,956	75,969	85,394
Total loans, net	$8,731,276	$8,907,541	$8,954,976	$9,259,643	$9,587,218
___________
(1)

On February 27, 2015 FirstBank acquired 10 Puerto Rico branches of Doral Bank and acquired, among other things, $324.8 million in principal balance of loans at acquisition, primarily residential mortgage loans.

(2)

On May 30, 2014, FirstBank acquired from Doral Financial mortgage loans, mainly residential mortgage loans, having an unpaid principal balance at acquisition of $241.7 million (estimated fair value at acquisition of $226.0 million) in full satisfaction of secured borrowings with a book value of $232.9 million owed by Doral Financial to FirstBank. In addition, on October 3, 2014, FirstBank purchased from Doral Bank performing residential mortgage loans with an outstanding unpaid principal balance at acquisition of $192.6 million.

(3)

During the third quarter of 2015, upon the signing of a new agreement with the borrower, the Corporation changed its intent to sell a $40.0 million construction-commercial loan in the Virgin Islands. Accordingly, the loan was transferred back from held for sale to held for investment and continues to be classified as a TDR and a non-performing loan.

Lending Activities

As of December 31, 2016, the Corporation’s total loans held for investment, before the allowance, amounted to $8.9 million, down $225.5 million when compared to December 31, 2015. The decline primarily reflects a $110.5 million decrease in the consumer and finance lease loan portfolio mainly driven by charge-offs and repayments that exceeded the volume of originations, a decrease of $66.3 million in the commercial and construction loan portfolio and a $48.7 million decrease in the residential mortgage loan portfolio, which was primarily reflected in the Puerto Rico region. The decrease in the commercial and construction loan portfolio includes reductions of $195.3 million and $49.7 million in Puerto Rico and the Virgin Islands, respectively, partially offset by an increase of $178.7 million in the Florida (U.S.) region, as further discussed below.

As shown in the table above, as of December 31, 2016, the loans held for investment portfolio was comprised of commercial loans (44%), residential real estate loans (37%), and consumer and finance leases (19%). Of the total gross loan portfolio held for investment of $8.9 billion as of December 31, 2016, approximately 78% had credit risk concentration in Puerto Rico, 15% in the United States (mainly in the state of Florida) and 7% in the Virgin Islands, as shown in the following tables, which also show the credit risk concentration as of December 31, 2015:

As of December 31, 2016	Puerto Rico	Virgin Islands	United States	Total
(In thousands)
Residential mortgage loans	$2,480,076	$314,915	$501,040	$3,296,031

Commercial mortgage loans	1,177,550	79,365	311,893	1,568,808
Construction loans	42,753	44,687	37,511	124,951
Commercial and Industrial loans	1,571,097	139,795	469,563	2,180,455

Total commercial loans	2,791,400	263,847	818,967	3,874,214
Finance leases	233,335	-	-	233,335
Consumer loans	1,383,485	48,958	50,850	1,483,293
Total loans held for investment, gross	$6,888,296	$627,720	$1,370,857	$8,886,873
Loans held for sale	38,423	-	11,583	50,006
Total loans, gross	$6,926,719	$627,720	$1,382,440	$8,936,879

As of December 31, 2015	Puerto Rico	Virgin Islands	United States	Total
(In thousands)
Residential mortgage loans	$2,575,888	$327,976	$440,855	$3,344,719

Commercial mortgage loans	1,208,347	69,773	259,686	1,537,806
Construction loans	63,654	69,874	22,667	156,195
Commercial and Industrial loans	1,714,660	173,916	357,937	2,246,513

Total commercial loans	2,986,661	313,563	640,290	3,940,514
Finance leases	229,165	-	-	229,165
Consumer loans	1,506,773	48,430	42,781	1,597,984
Total loans held for investment, gross	$7,298,487	$689,969	$1,123,926	$9,112,382
Loans held for sale	33,787	507	1,575	35,869
Total loans, gross	$7,332,274	$690,476	$1,125,501	$9,148,251

FirstBanCorp. relies primarily on its retail network of branches to originate residential and consumer loans.  The Corporation supplements its residential mortgage originations with wholesale servicing released mortgage loan purchases from mortgage bankers.  The Corporation manages its construction and commercial loan originations through centralized units and most of its originations come from existing customers as well as through referrals and direct solicitations.

The following table sets forth certain additional data (including loan production) related to the Corporation’s loan portfolio net of the allowance for loan and lease losses as of the dates indicated:
	For the Year Ended December 31,
	2016	2015	2014	2013	2012
(In thousands)
Beginning balance as of January 1	$8,907,541	$8,954,976	$9,259,643	$9,587,218	$9,974,035
Residential real estate loans originated
and purchased (1)	749,653	703,749	826,937	830,959	756,133
Construction loans originated and
purchased	19,019	32,604	39,041	57,514	76,822
C&I and commercial mortgage loans
originated and purchased	1,601,618	1,734,233	1,842,697	1,608,036	1,224,561
Finance leases originated	87,246	84,978	76,765	104,968	93,700
Consumer loans originated and purchased (2)	780,148	835,719	916,251	1,055,940	1,281,872
Total loans originated and
purchased	3,237,684	3,391,283	3,701,691	3,657,417	3,433,088
Loans acquired from Doral Bank	-	311,410	-	-	-
Sales and securitizations of loans	(514,489)	(598,840)	(394,736)	(968,626)	(468,463)
Repayments and prepayments	(2,801,024)	(2,970,373)	(3,483,590)	(2,798,355)	(3,046,987)
Other decreases (3)	(98,436)	(180,915)	(128,032)	(218,011)	(304,455)
Net decrease	(176,265)	(47,435)	(304,667)	(327,575)	(386,817)
Ending balance as of December 31	$8,731,276	$8,907,541	$8,954,976	$9,259,643	$9,587,218

Percentage decrease	(1.98)%	(0.53)%	(3.29)%	(3.42)%	(3.88)%
_____________
(1) For 2014, includes the purchase from Doral Bank of $192.6 million in outstanding principal balance of performing residential mortgage loans.
(2) For 2012, includes the initial carrying value of $368.9 million related to the credit card portfolio acquired from FIA and
$226.9 million of subsequent utilization activity on outstanding credit cards.
(3) Includes, among other things, the change in the allowance for loan and lease losses and cancellation of loans due to the repossession of the collateral and loans repurchased.

Residential Real Estate Loans

     As of December 31, 2016, the Corporation’s residential real estate loan portfolio held for investment decreased by $48.7 million as compared to the balance as of December 31, 2015, mainly resulting from activities in Puerto Rico as principal repayments and charge-offs exceeded the volume of new loans originated and held for investment purposes. The residential mortgage loan portfolio held for investment in Puerto Rico and the Virgin Islands decreased during the year by $95.8 million and $13.1 million, respectively, partially offset by an increase of $60.2 million in Florida.

The majority of the Corporation’s outstanding balance of residential mortgage loans consists of fixed-rate, fully amortizing, and full documentation loans. In accordance with the Corporation’s underwriting guidelines, residential real estate loans are mostly fully documented loans, and the Corporation does not originate negative amortization loans. Refer to “Contractual Obligations and Commitments” below for additional information about outstanding commitments to sell mortgage loans.

Residential mortgage loan originations and purchases for the year ended December 31, 2016 amounted to $749.7 million compared to $703.7 million for 2015 and $826.9 million for 2014 (including the purchase of $192.6 million of performing residential mortgage loans from Doral Bank in 2014).  These statistics include purchases from mortgage bankers of $85.0 million for the year ended December 31, 2016, compared to $91.9 million in 2015 and $146.5 million in 2014.   The higher volume of loan originations in 2016, compared to 2015, includes an increase of $52.9 million in Puerto Rico, primarily conforming loan originations and refinancings, partially offset by decreases of $6.6 million and $0.4 million in the Virgin Islands and Florida, respectively.

Commercial and Construction Loans

As of December 31, 2016, the Corporation’s commercial and construction loan portfolio held for investment decreased by $66.3 million to $3.9 billion, as compared to the balance as of December 31, 2015. The decrease in commercial and construction loans includes a reduction of $195.3 million in Puerto Rico driven by the repayment of several large commercial loans, the sale of a $20.2 million commercial loan participation, the sale of the $16.3 million pool of non-performing assets, and charge-offs, including the four large charge-offs totaling $28.0 million noted above.  The commercial and construction loan portfolio in the Virgin Islands decreased by $49.7 million primarily related to facilities granted to government entities in the U.S. Virgin Islands.  In contrast, the commercial and construction loan portfolio in the Florida region increased by $178.7 million during 2016. The Corporation has invested in facilities, opened in 2016 its 11th South Florida location and first branch within Miami’s Brickell Financial District, has increased its resources dedicated to commercial and corporate banking functions and has invested in technology platforms as the Corporation expects to achieve continued growth in this region.

As of December 31, 2016, the Corporation had $133.6 million outstanding (book value of $124.5 million) in loans extended to the Puerto Rico government, its municipalities and public corporations, compared to $153.2 million outstanding as of December 31, 2015. In addition, the outstanding balance of loans granted to the government of the Virgin Islands amounted to $84.7 million as of December 31, 2016, compared to $126.2 million as of December 31, 2015.  Approximately $91.0 million outstanding ($81.9 million book value) of the granted credit facilities outstanding consisted of loans to public corporations, including the direct exposure to PREPA, with an outstanding balance of $75 million ($65.5 million book value) as of December 31, 2016, and approximately $6.9 million consisted of loans to units of the Puerto Rico central government. The PREPA credit facility was placed in non-accrual status in the first quarter of 2015, and interest payments recorded on a cost-recovery basis. During the first quarter of 2017, the Corporation received an unsolicited offer and sold its outstanding participation in the PREPA line of credit with a book value of $64 million at the time of sale (principal balance of $75 million), thereby reducing its direct exposure to the Puerto Rico government.  A specific reserve of approximately $10.2 million had been allocated to this loan.  Gross proceeds from the sale of $53.2 million have resulted in an incremental loss of $0.6 million as compared to the book value, net of reserve. This loss was recognized at the time of the sale in the first quarter of 2017.

In addition, the Corporation had $35.7 million of loans extended to municipalities in Puerto Rico, which in most cases are supported by assigned property tax revenues.  The vast majority of municipalities’ revenues are independent of the Puerto Rico central government. These municipalities are required by law to levy special property taxes in such amounts as are required for the payment of all of their respective general obligation bonds and notes. Late in 2015, the GDB and the Municipal Revenue Collection Center (CRIM) signed and perfected a deed of trust. Through this deed, the GDB, as fiduciary, is bound to keep the CRIM funds separate from any other deposits and must distribute the funds pursuant to applicable law. The CRIM funds are deposited at another commercial depository financial institution in Puerto Rico.

   Furthermore, as of December 31, 2016, the Corporation had $127.7 million outstanding (book value of $111.8 million) in credit facilities extended to the hotel industry in Puerto Rico under which the borrower and the operations of the underlying collateral are the primary sources of repayment and the TDF provides a secondary guarantee for payment performance, compared to $129.4 million as of December 31, 2015. These facilities were placed in non-accrual status and classified as impaired in the first quarter of 2016, and interest payments are now applied against principal. Approximately $2.0 million of interest payments received on loans guaranteed by the TDF since late March 2016 have been applied against principal. The Corporation has been receiving payments on the largest of these three facilities sufficient to cover the monthly contractual payments. This facility matured on February 1, 2017 and is currently under renegotiation. In addition, the borrower’s cash flows related to the other two facilities are insufficient to cover debt service and the Corporation is not receiving collections from the TDF guarantee. As such, these two facilities are collateral dependent loans and charge-offs amounting to $13.9 million were recorded during the second half of 2016, of which $13.0 million was charged against reserves established in prior periods. These loans have been adversely classified since the third quarter of 2015. As of December 31, 2016, the loans guaranteed by the TDF are being carried at 72% of unpaid principal balance, net of reserves and accumulated charge-offs.  The Corporation measures impairment on these loans based on the fair value of the collateral and the existence of the government guarantee. Developments of the Puerto Rico government debt restructuring process, with the automatic stay on litigations under PROMESA set to expire on May 1, 2017, and actions taken or those that may have to be taken by the Commonwealth or the PROMESA oversight board to address Puerto Rico’s fiscal and economic crisis could ultimately adversely affect the value of the Puerto Rico government guarantees, including the TDF guarantee. If as a result of developments, including discussions with regulators, loan rating downgrades, progress in the debt restructuring process, or for other reasons, the Corporation determines that additional impairment charges are necessary, such an action would adversely affect the Corporation’s results of operations in the period in which such determination is taken. The Corporation’s collections of principal and interest from the TDF in 2016 amounted to $0.6 million compared to $5.3 million in 2015.

   As of December 31, 2016, the total reserve to book value coverage ratio related to commercial loans extended to or guaranteed by the Puerto Rico government (excluding municipalities) was 17% and the loans are being carried at 74% of unpaid principal balance, net of reserves and accumulated charge offs.

    The TDF is a subsidiary of the GDB that facilitates private sector financings to Puerto Rico’s hotel industry. Adverse developments related to the Puerto Rico government’s fiscal situation introduced additional uncertainty regarding the TDF’s ability to honor its guarantee, including the enactment of the Puerto Rico Emergency Moratorium and Financial Rehabilitation Act (“Act 21”).  On June 30, 2016, pursuant to Act 21, the Puerto Rico governor ordered a moratorium on the payment of $780 million of the Puerto Rico government’s general obligations and the debt of certain other instrumentalities due on July 1, 2016.  The Puerto Rico government has continued to default on general obligation bonds, including the payment due on January 1, 2017.  This followed a default on the principal payment of $367 million of the GDB’s notes due on May 1, 2016.  Puerto Rico’s governor also issued an executive order intended to protect the GDB’s liquidity by allowing withdrawals only to fund necessary costs for essential services such as health, public safety and education services. Recently, the GDB defaulted on a $28 million payment of interest due to its creditors on August 1, 2016, including interest due on the GDB’s bonds held by the Corporation, as further discussed below.

As of December 31, 2016, the Corporation’s total exposure to shared national credit (“SNC”) loans amounted to $717.6 million, compared to $603.1 million as of December 31, 2015. As of December 31, 2016, approximately $434.3 million of the SNC exposure is in Puerto Rico, including $71.9 million of the loans guaranteed by the TDF. The increase is primarily related to participated loans originated in 2016 in both Puerto Rico and Florida regions.

Commercial and construction loan originations (excluding government loans) for 2016 amounted to $1.6 billion compared to $1.7 billion in 2015, a decrease of $85.8 million.  The decrease reflects a reduction of $160.0 million in commercial and construction loan originations in Puerto Rico, partially offset by increases of $68.1 million and $6.2 million in Florida and the Virgin Islands, respectively.

Government loan originations for 2016 amounted to $54.8 million compared to $97.1 million for 2015. The decrease reflects the origination in 2015 of two large facilities in the U.S. Virgin Islands totaling $43.2 million.

The Corporation has significantly reduced its exposure to construction loans and current originations are mainly draws from existing commitments.

The composition of the Corporation’s construction loan portfolio held for investment as of December 31, 2016 by category and geographic location follows:

As of December 31, 2016
	Puerto Rico	Virgin Islands	United States	Total
(In thousands)
Loans for residential housing projects:
Mid-rise (1)	$1,367	$956	$-	$2,323
Single-family, detached	3,259	-	7,401	10,660
Total for residential housing projects	4,626	956	7,401	12,983
Construction loans to individuals secured by residential
properties	703	2,040	-	2,743
Loans for commercial projects	8,632	38,880	29,970	77,482
Land loans - residential	17,214	2,818	140	20,172
Land loans - commercial	11,614	-	-	11,614
Total before net deferred fees and allowance for loan losses	$42,789	$44,694	$37,511	$124,994
Net deferred fees	(36)	(7)	-	(43)
Total construction loan portfolio, gross	42,753	44,687	37,511	124,951
Allowance for loan losses	(1,914)	(642)	(6)	(2,562)
Total construction loan portfolio, net	$40,839	$44,045	$37,505	$122,389
___________
(1) Mid-rise relates to buildings of up to 7 stories.

The following table presents further information on the Corporation’s construction portfolio as of and for the year ended December 31, 2016:

(In thousands)
Total undisbursed funds under existing commitments	$41,271
Construction loans held for investment in non-accrual status	$49,852
Construction loans held for sale in non-accrual status	$8,079
Net charge offs - Construction loans	$1,454
Allowance for loan losses - Construction loans	$2,562
Non-performing construction loans to total construction loans, including held for sale	43.55%
Allowance for loan losses for construction loans to total construction loans held for investment	2.05%
Net charge-offs to total average construction loans	1.02%

The following summarizes the construction loans for residential housing projects in Puerto Rico segregated by the estimated selling price of the units:

	(In thousands)
	Construction loan portfolio:
	Under $300k	$2,584
	Over $600k (1)	2,042
		$4,626
________
(1) One residential housing project in Puerto Rico.

Consumer Loans and Finance Leases

As of December 31, 2016, the Corporation’s consumer loan and finance lease portfolio decreased by $110.5 million to $1.7 billion, as compared to the portfolio balance of $1.8 billion as of December 31, 2015. The decrease was mainly the result of charge-offs and repayments that exceeded the volume of new originations. The auto and finance lease portfolio decreased by $82.9 million during 2016. The auto loan and finance lease portfolios in Puerto Rico amounted to $793.4 million and $233.3 million, respectively, as of December 31, 2016, compared to $891.0 million and $229.2 million, respectively, as of December 31, 2015. The remaining decrease in the consumer loan portfolio was primarily related to a $14.4 million reduction in the credit card loan portfolio balance, to $280.6 million as of December 31, 2016, and an $8.7 million decrease in boat loans, to $28.1 million as of December 31, 2016.

Originations of auto loans (including finance leases) in 2016 amounted to $361.9 million, an increase of $0.6 million, compared to $361.3 million in 2015. The increase was primarily reflected in Florida and the Virgin Islands with increases of $6.0 million and $1.9 million, respectively, partially offset by a $7.2 million reduction in Puerto Rico.

Personal loan originations, other than credit cards, in 2016 amounted to $186.8 million compared to $184.8 million in 2015. The utilization activity on the outstanding credit card portfolio in 2016 amounted to $318.7 million compared to $327.4 million in 2015.

Investment Activities

As part of its liquidity, revenue diversification and interest rate risk strategies, First BanCorp. maintains an investment portfolio that is classified as available for sale or held to maturity. The Corporation’s total available-for-sale investment securities portfolio as of December 31, 2016 amounted to $1.9 billion, a decrease of $4.5 million from December 31, 2015. The decrease was mainly driven by: (i) sales of approximately $198.7 million of U.S. agency MBS that carried an average yield of 2.36% ($204.8 million of cash proceeds including the gain on sales of $6.1 million), (ii) U.S. agencies MBS prepayments and premium amortization of approximately $238.9 million and $8.2 million, respectively, (iii) Private label MBS prepayments of $5.8 million, and (iv) U.S. agency debt securities matured or called prior to maturity of $142 million.   In addition, the fair value of available-for-sale securities decreased by approximately $7.2 million during the year ended December 31, 2016.

These decreases were partially offset by purchases of approximately $604.2 million of securities issued or guaranteed by U.S. agencies during 2016, including: (i)  $136.4 million of U.S. agencies callable debentures, (ii) $45.8 million of SBA Guarantee Pool certificates, (iii) $19.9 million of FHLMC guaranteed commercial mortgage-backed securities, (iv) $39.9 million of collateralized mortgage obligations issued by GNMA, (v) $357.2 million of U.S. agencies MBS, and (vi) a $5.0 million bond issued by Farmer Mac.

Approximately 97% of the Corporation’s available-for-sale securities portfolio is invested in U.S. Government and Agency debentures and U.S. government sponsored-agency MBS (mainly GNMA, FNMA and FHLMC fixed-rate securities).

During the first quarter of 2016, the Corporation recorded a $6.3 million credit-related OTTI charge on three Puerto Rico government debt securities held by the Corporation as part of its available-for-sale securities portfolio, specifically bonds of the GDB and the Puerto Rico Public Buildings Authority. This was the third OTTI charge on these securities recorded since June 30, 2015, as OTTI charges of $12.9 million and $3.0 million were booked in the second and fourth quarters of 2015, respectively. The GDB and the Puerto Rico Public Buildings Authority bonds held by the Corporation are scheduled to mature on February 1, 2019 and on July 1, 2028, respectively. Pursuant to the Puerto Rico Emergency Moratorium and Financial Rehabilitation Act enacted on April 6, 2016, the Puerto Rico governor issued an executive order imposing a moratorium on the debt service payment required to be paid by the GDB on May 1, 2016. The GDB paid the scheduled interest payment of $22 million but defaulted on the principal payment of $367 million of its notes due to other creditors on May 1, 2016 and, on August 1, 2016, the GDB defaulted on a $28 million payment of interest due to its creditors, including interest due on the GDB’s bonds held by the Corporation. Similarly, the Puerto Rico Public Buildings Authority made only a partial payment on its interest payments due on October 1, 2016 and on January 1, 2017.

In the third quarter of 2016, as a result of the defaults, the Corporation discontinued income recognition related to, and placed in non-performing status, the bonds of the GDB and the Puerto Rico Public Buildings Authority held as part of the available-for-sale investment securities portfolio. As of December 31, 2016, the amortized cost of these bonds, including accrued interest of $0.9 million, was $35.6 million, recorded on the Corporation’s books at their aggregate fair value of $20.5 million.

In addition to bonds of the GDB and the Puerto Rico Public Buildings Authority, the Corporation owns bonds of the Puerto Rico Housing Finance Authority in the aggregate amount of $7.9 million that are carried on the Corporation’s books at their aggregate fair value of $6.3 million and are current as to contractual payments as of December 31, 2016.

As of December 31, 2016, the Corporation’s held-to-maturity investment securities portfolio amounted to $156.2 million, down $5.3 million from December 31, 2015. This decrease was driven by principal repayments received during the year. Held-to-maturity investment securities consist of financing arrangements with Puerto Rico municipalities issued in bond form, accounted for as securities, but underwritten as loans with features that are typically found in commercial loans.  These obligations typically are not issued in bearer form, are not registered with the SEC and are not rated by external credit agencies. These bonds have seniority to the payment of operating costs and expenses of the municipality and are supported by assigned property tax revenues.  Approximately 87% consist of obligations issued by five of the largest municipalities in Puerto Rico (San Juan, Carolina, Bayamon, Mayaguez and Guaynabo).  These municipalities are required by law to levy special property taxes in such amounts as are required for the payment of all of their respective general obligation bonds and loans.

Refer to “Exposure to Puerto Rico Government” discussion below for information and details about the Corporation’s total direct exposure to the Puerto Rico government.

The following table presents the carrying value of investments as of December 31, 2016 and 2015:

	2016	2015
(In thousands)
Money market investments	$10,094	$219,473

Investment securities available for sale, at fair value:
U.S. government and agencies obligations	505,859	460,558
Puerto Rico government obligations	26,828	28,217
Mortgage-backed securities	1,348,725	1,397,520
Other	508	100
Total investment securities available for sale, at fair value	1,881,920	1,886,395

Investment securities held-to-maturity, at amortized cost:
Puerto Rico Municipal Bonds	156,190	161,483

Other equity securities, including $40.8 million and $31.3
million of FHLB stock as of December 31, 2016 and
2015, respectively	42,992	32,169
Total money market and investment securities	$2,091,196	$2,299,520

Mortgage-backed securities as of December 31, 2016 and 2015 consisted of:

	2016	2015
(In thousands)
Available-for-sale:
FHLMC certificates	$315,320	$287,445
GNMA certificates	226,627	301,573
FNMA certificates	727,273	783,195
Collateralized mortgage obligations issued or
guaranteed by FHLMC or GNMA	58,812	-
Other mortgage pass-through certificates	20,693	25,307
Total mortgage-backed securities	$1,348,725	$1,397,520

    The carrying values of investment securities classified as available for sale and held to maturity as of December 31, 2016 by contractual maturity (excluding mortgage-backed securities and equity securities) are shown below:

	Carrying Amount	Weighted average yield %
(In thousands)
U.S. government and agencies obligations
Due within one year	$7,509	0.57
Due after one year through five years	437,668	1.33
Due after five years through ten years	16,695	1.91
Due after ten years	43,987	1.12
	505,859	1.32

Puerto Rico government and municipality obligations
Due after one year through five years	10,336	0.27
Due after five years through ten years	10,741	4.47
Due after ten years	161,941	4.37
	183,018	3.91

Other Investment Securities
Due after one year through five years	100	1.50

Total	688,977	2.05

Mortgage-backed securities	1,348,725	2.49

Equity securities	408	2.44

Total investment securities available for sale and held to maturity	$2,038,110	2.34

Net interest income of future periods could be affected by prepayments of mortgage-backed securities. Acceleration in the prepayments of mortgage-backed securities would lower yields on these securities, as the amortization of premiums paid upon acquisition of these securities would accelerate. Conversely, acceleration of the prepayments of mortgage-backed securities would increase yields on securities purchased at a discount, as the amortization of the discount would accelerate. These risks are directly linked to future period market interest rate fluctuations. Also, net interest income in future periods might be affected by the Corporation’s investment in callable securities. As of December 31, 2016, the Corporation had approximately $145.7 million in debt securities (U.S. Agencies and Puerto Rico government securities) with embedded calls and with an average yield of 1.42%. Refer to “Risk Management” below for further analysis of the effects of changing interest rates on the Corporation’s net interest income and of the interest rate risk management strategies followed by the Corporation. Also refer to Note 5 – Investment Securities, of the accompanying audited consolidated financial statements included in Item 8 of this Form 10-K for additional information regarding the Corporation’s investment portfolio.

Investment Securities and Loans Receivable Maturities

The following table presents the maturities or repricings of the loan and investment portfolio as of December 31, 2016:

		2-5 Years		Over 5 Years
		Fixed	Variable	Fixed	Variable
	One Year	Interest	Interest	Interest	Interest
	or Less	Rates	Rates	Rates	Rates	Total
(In thousands)
Investments:
Money market investments	$10,094	$-	$-	$-	$-	$10,094
Mortgage-backed securities	79,957	23,894	-	1,244,874	-	1,348,725
Other securities (1)	208,982	461,848	-	61,547	-	732,377
Total investments	299,033	485,742	-	1,306,421	-	2,091,196

Loans: (2) (3)
Residential mortgage	493,691	298,713	237,297	2,302,931	5,327	3,337,959
C&I and commercial
mortgage	3,143,901	263,269	225,040	112,062	4,991	3,749,263
Construction	124,966	5,697	-	2,366	-	133,029
Finance leases	75,163	154,996	-	3,176	-	233,335
Consumer	641,615	786,157	-	55,521	-	1,483,293
Total loans	4,479,336	1,508,832	462,337	2,476,056	10,318	8,936,879
Total earning assets	$4,778,369	$1,994,574	$462,337	$3,782,477	$10,318	$11,028,075
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

Capital Risk

     Capital risk is the risk that the Corporation may lose value on its capital or have an inadequate capital plan, which results in insufficient capital resources to meet minimum regulatory requirements, support its credit rating, or support its growth and strategic options.

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

Information Technology Risk

     Information Technology risk is the risk of a potential adverse impact to the Corporation’s operations, reputation, assets, and customers that arises from the loss of confidentiality, integrity, or availability of information or information systems and of cyber incidents or data breaches.  It includes business risks associated with the use, ownership, operation, involvement, influence, and adoption of information technology within the Corporation.

Risk Governance

The following discussion highlights the roles and responsibilities of the key participants in the Corporation’s risk management framework:

Board of Directors

The Board of Directors oversees the Corporation’s overall risk governance program with the assistance of the Board Committees discussed below.

Risk Committee

The Risk Committee is appointed by the Board of Directors of the Corporation to assist the Board in fulfilling its responsibility to oversee the Corporation’s management of its company-wide risk management framework. The Committee’s role is one of oversight, recognizing that management is responsible for designing, implementing and maintaining an effective risk management framework. The Committee’s primary responsibilities are to:

•         Review and discuss management’s assessment of the Corporation’s aggregate enterprise-wide profile and the alignment of the Corporation’s risk profile with the Corporation’s strategic plan, goals and objectives.

•         Review and recommend to the Board the articulation and establishment of the Corporation’s risk tolerance and risk appetite.

•         Receive reports from management and, if appropriate, other Board committees, regarding the Corporation’s policies and procedures related to the Corporation’s adherence to risk limits and its established risk tolerance and risk appetite or on selected risk topics.

•         Oversee the strategies, policies, procedures, and systems established by management to identify, assess, measure, and manage the major risks facing the Corporation, which may include an overview of the Corporation’s credit risk, operational risk, compliance risk, interest rate risk, liquidity risk, market risk, and reputational risk, as well as management’s capital management, planning and assessment process.

•         Oversee management’s activities with respect to capital planning, including stress testing and model risk.

•         Review and discuss with management risk assessments for new products and services.

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

Compliance Committee

The Compliance Committee is appointed by the Board of Directors to assist the Board of the Corporation in fulfilling its responsibility to ensure that the Corporation complies with the provisions of the Written Agreement entered into with the New York FED. In addition, the Compliance Committee assists the Board of the Bank in fulfilling its responsibility with respect to any actions required by the FDIC and the Commissioner of Financial Institutions of the Commonwealth of Puerto Rico to improve the financial condition of the Bank (and collectively with the Written Agreement, the “Regulatory Actions”).

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

Management Roles and Responsibilities

While the Board of Directors is charged with the oversight of the risk governance program, the responsibility for carrying out the implementation of the necessary policies and procedures, and internal controls is delegated to management of the Corporation. To carry out these responsibilities, the Corporation has a clearly defined risk governance culture. To ensure that risk management is communicated at all levels of the Corporation, and each area understands its specific role, there are several management level committees that have been established to support risk oversight, as follows:

Executive Risk Management Committee

The Executive Risk Management Committee is responsible for exercising oversight of information regarding FirstBanCorp.’s enterprise risk management framework, including the significant policies, procedures, and practices employed to manage the identified risk categories (credit risk, operational risk, legal and regulatory risk, reputational risk, model risk, and capital risk). In carrying out its oversight responsibilities, each Committee member is entitled to rely on the integrity and expertise of those people providing information to the Committee and on the accuracy and completeness of such information, absent actual knowledge of the inaccuracy.

The Committee is appointed by the Chief Executive Officer and provides Senior and Executive management with the opportunity to share their insights about the types of risks that could impede the Corporation’s ability to achieve its business objectives. The Chief Risk Officer of the Corporation directs the agenda for the meetings and the Enterprise Risk Management and Operational Risk Director serves as Secretary of the Committee and maintains the minutes on behalf of the Committee. The General Auditor also participates on the Committee as an observer.

The Committee provides assistance and support to the Chief Risk Officer to promote effective risk management throughout the Corporation. The Chief Risk Officer and the ERM and Operational Risk Director report to the Committee matters related to the enterprise risk management framework of the Corporation, including, but not limited to:

•         The risk governance structure

•         The risk competencies of the Corporation

•         The Corporation’s risk appetite statement and risk tolerance; and

•         The risk management strategy and associated risk management initiatives and how both support the business strategy and business model of the Corporation.

Regional Risk Management Committee

This management committee is appointed by the Chief Risk Officer of the Corporation to assist the Corporation in overseeing, and receiving information regarding the Corporation’s policies, procedures and practices relating to, the Corporation’s identified risks in the regions of Florida and the USVI and BVI. In so doing, the Regional Committee’s primary general functions involve:

•         The evaluation of different risks within the regions to identify any gaps and the implementation of any necessary controls to close such gaps;

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

(4)     Credit Committees (Credit Management Committee and Delinquency Committee) – oversees and establishes standards for credit risk management processes within the Corporation. The Credit Management Committee is responsible for the approval of loans above an established size threshold. The Delinquency Committee is responsible for the periodic review of (a) past-due loans, (b) overdrafts, (c) non-accrual loans, (d) OREO assets, and (e) the Bank’s watch list and non-performing loans.

(5)     Vendor Management Committee – oversees policies, procedures and related practices related to the Corporation’s vendor management efforts.  The Vendor Management Committee’s primary functions involve the establishment of processes and procedures to enable the recognition, assessment, management and monitoring of vendor management risks.

(6)     The Community Reinvestment Act Executive Committee – is responsible for the oversight, monitoring and reporting of the Corporation’s compliance with CRA regulatory requirements. The Bank is committed to develop programs and products that increase access to credit and create a positive impact on low and moderate income individuals and communities.

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

(9)     Stress Testing and Capital Planning Committee – oversees the implementation of the Corporation’s stress testing program and its compliance with the Dodd-Frank Act. The Stress Testing and Capital Planning Committee is responsible for the development and implementation of ongoing stress testing activities as a component of risk management and capital planning within the Corporation. Reviews all stress testing activities on a regular basis to determine validity of assumptions, estimates, underlying models, macroeconomic scenarios and results.

(10) Regulatory Reporting Committee – oversees and assists the Senior Officers in fulfilling their responsibility for oversight of the accuracy and timeliness of the required regulatory reports and related policies and procedures, addresses changes and/or concerns communicated by the regulators and addresses issues identified during the regulatory reporting process.  The Regulatory Reporting Committee oversees the established controls and procedures designed to ensure that information in the regulatory reports is recorded, processed, and reported accurately and on a timely basis.

(11) Complaints Management Committee – assists in overseeing the complaint management process implemented across the Corporation within the three marketplaces; Puerto Rico, Eastern Caribbean Region (US Virgin Islands & British Virgin Islands) and Florida.  The Complaints Management Committee supports the Corporation’s Complaints Management Program to enable the prevention, recognition, resolution and management of complaints within the lines of business. When appropriate, the Complaints Management Committee evaluates existing corrective actions within lines of business related to complaints and complaint management practices within the units.

(12) Project Portfolio Management Committee – reviews and oversees the portfolio’s and individual project’s performance during the Project Management Cycle (Initiation, Planning, Execution, Control & Monitoring, and Closing). The Project Portfolio Management Committee balances conflicting demands between projects, decides on priorities assigned to each project based on organizational priorities and capacity, oversees project budgets, risks and actions taken to control and mitigate risks.

Officers

As part of its governance framework, the following officers play a key role in the Corporation’s risk management process:

1)    Chief Executive Officer is responsible for the overall risk governance structure of the Corporation.  The CEO is ultimately responsible for business strategies, strategic objectives, risk management priorities, and policies.

2)    Chief Risk Officer (“CRO”) is responsible for the oversight of the risk management of the Corporation as well as risk governance processes. The CRO, together with the Enterprise Risk Management and Operational Risk Director monitors key risks and manages the operational risk program.  The CRO provides the leadership and strategy for the Corporation’s risk management and monitoring activities and is responsible for the oversight of regulatory compliance, loan review, model risk, and operational risk management.

3)    Chief Credit Risk Officer, Chief Lending Officer and other senior executives are responsible for managing and executing the Corporation’s credit risk program.

4)    Chief Financial Officer, together with the Corporation’s Treasurer, manages the Corporation’s interest rate and market and liquidity risk programs and, together with the Corporation’s Chief Accounting Officer, is responsible for the implementation of accounting policies and practices in accordance with GAAP and applicable regulatory requirements. The CFO is assisted by the Risk Assessment Manager in the review of the Corporation’s internal control over financial reporting and disclosure controls and procedures.

5)    Chief Accounting Officer is responsible for the development and implementation of the Corporation’s accounting policies and practices and the review and monitoring of critical accounts and transactions to ensure that they are managed in accordance with GAAP and applicable regulatory requirements.

6)    Strategic Planning Director is responsible for the development of the Corporation’s strategic and business plan, by coordinating and collaborating with the executive team and all corporate bodies concerned with the strategic and business planning process.

7)    Capital Planning Manager is responsible for developing and executing a strategy for a stress testing modeling framework. The Capital Planning Manager oversees DFAST implementation and compliance while ensuring that stress tests are documented appropriately, including a description of the types of stress test methodologies used, key assumptions, results, and suggested actions.

8)    ERM and Operational Risk Director is responsible for driving the identification, assessment, measurement, mitigation risk and exposure and monitoring of key risks throughout the Corporation. The ERM and Operational Risk Director promotes and instills a culture of risk control, identifies and monitors the resolution of major and critical operational risk issues across the Corporation, and serves as a key advisor to business executives with regards to risk exposure to the organization, corrective actions and corporate policies and best practices to mitigate risks.

9)    Compliance Director is responsible for oversight of regulatory compliance. The Compliance Director maintains an inventory of applicable regulations, implements an enterprise-wide compliance risk assessment, and monitors compliance with significant regulations. Builds awareness and educates business units and subsidiaries on regulatory risks.

10) General Counsel is responsible for the oversight of legal risks, including matters such as contract structuring, litigation risk and all legal related aspects. The Corporate Affairs Officer assists the General Counsel with various legal areas, including, but not limited, to SEC reporting matters, insurance coverage and liability, and contract structuring.

11) Corporate Security Officer (CSO) is responsible for the oversight of Information Security policies and procedures, and the ongoing monitoring of existing and new vendors’ due diligence for information security. In addition, the CSO identifies risk factors, and determines solutions to security needs.

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

The Corporation manages liquidity at two levels. The first is the liquidity of the parent company, which is the holding company that owns the banking and non-banking subsidiaries. The second is the liquidity of the banking subsidiary. As of December 31, 2016, FirstBank could not pay any dividends to the parent company except upon receipt of prior approval by the Federal Reserve Bank of New York (the “New York FED”) and the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) because of the Written Agreement.  During the second quarter of 2016, the Corporation received approval from the Federal Reserve and paid $31.2 million for all the accrued but deferred interest payments plus the interest for the second quarter on the Corporation’s subordinated debentures associated with its trust preferred securities. Subsequently, the Corporation received quarterly approvals and paid the interest for the third and fourth quarters of 2016. As of December 31, 2016, the Corporation is current on all interest payments due related to its subordinated debt. Future interest payments are subject to the approval of the New York FED and the Federal Reserve Board. It is the intent of the Corporation to request approvals in future periods to continue regularly scheduled quarterly interest payments.

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

The Corporation manages its liquidity in a proactive manner, and maintains a sound liquidity position. Multiple measures are utilized to monitor the Corporation’s liquidity position, including core liquidity, basic liquidity, and time-based reserve measures. As of December 31, 2016, the estimated core liquidity reserve (which consists of cash and free liquid assets) was $1.6 billion or 13.35% of total assets, compared to $1.5 billion or 12.3% of total assets as of December 31, 2015. The basic liquidity ratio (which adds available secured lines of credit to the core liquidity) was approximately 19.7% of total assets, compared to 17.4% of total assets as of December 31, 2015. As of

December 31, 2016, the Corporation had $754.3 million available for additional credit from the FHLB NY. Unpledged liquid securities as of December 31, 2016 mainly consisted of fixed-rate MBS and U.S. agency debentures amounting to approximately $1.2 billion. The Corporation does not rely on uncommitted inter-bank lines of credit (federal funds lines) to fund its operations and does not include them in the basic liquidity measure.  As of December 31, 2016, the holding company had $35.5 million of cash and cash equivalents. Cash and cash equivalents at the Bank level as of December 31, 2016 were approximately $292.8 million. The Bank had $1.4 billion in brokered CDs as of December 31, 2016, of which approximately $798.8 million mature over the next twelve months. Liquidity at the Bank level is highly dependent on bank deposits, which fund 75% of the Bank’s assets (or 62% excluding brokered CDs).

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

The Corporation has continued reducing the amounts of brokered CDs. As of December 31, 2016, the amount of brokered CDs had decreased $657.8 million to $1.4 billion from brokered CDs of $2.1 billion as of December 31, 2015.  At the same time as the Corporation focuses on reducing its reliance on brokered CDs, it is seeking to add core deposits. During 2016, the Corporation increased non-brokered deposits, excluding government deposits, by $164.5 million to $6.8 billion, primarily reflecting increases in demand deposits and savings in Puerto Rico.

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

The Corporation's principal sources of funding are:

Deposits

The following table presents the composition of total deposits:

	Weighted Average
	Cost as of	As of December 31,
	December 31, 2016	2016	2015	2014
(In thousands)
Interest-bearing savings accounts	0.44%	$2,518,496	$2,459,186	$2,450,484
Interest-bearing checking accounts	0.42%	1,075,929	1,088,651	1,054,136
Certificates of deposit	1.21%	3,752,625	4,453,728	5,078,709
Interest-bearing deposits	0.83%	7,347,050	8,001,565	8,583,329
Non-interest-bearing deposits		1,484,155	1,336,559	900,616

Total		$8,831,205	$9,338,124	$9,483,945
Interest-bearing deposits:
Average balance outstanding		$7,750,185	$8,352,900	$8,896,722
Non-interest-bearing deposits:
Average balance outstanding		$1,415,913	$1,220,726	$876,460
Weighted average rate during
the period on interest-
bearing deposits		0.87%	0.83%	0.88%

Brokered CDs – A large portion of the Corporation’s funding has been brokered CDs issued by FirstBank. Total brokered CDs decreased during 2016 by $657.8 million to $1.4 billion as of December 31, 2016.

The average remaining term to maturity of the retail brokered CDs outstanding as of December 31, 2016 is approximately 1.17 years.

The use of brokered CDs has historically been important for the growth of the Corporation. The Corporation encounters intense competition in attracting and retaining regular retail deposits in Puerto Rico. The brokered CD market is very competitive and liquid, and has enabled the Corporation to obtain substantial amounts of funding in short periods of time. This strategy has enhanced the Corporation’s liquidity position, since brokered CDs are insured by the FDIC up to regulatory limits and can be obtained faster than regular retail deposits. During 2016, the Corporation issued $633.5 million in brokered CDs with an average cost of 1.21%.

The following table presents contractual maturities of brokered CDs with denominations of $100,000 or higher as of December 31, 2016:

Total

(In thousands)
Three months or less	$475,095
Over three months to six months	305,004
Over six months to one year	771,549
Over one year	1,410,449
Total	$2,962,097

Certificates of deposit in denominations of $100,000 or higher include brokered CDs of $1.4 billion issued to deposit brokers in the form of large certificates of deposit that are generally participated out by brokers in shares of less than the FDIC insurance limit.

Government deposits - As of December 31, 2016, the Corporation had $408.8 million of Puerto Rico public sector deposits ($336.9 million in transactional accounts and $71.9 million in time deposits) compared to $390.4 million as of December 31, 2015. Approximately 28% came from municipalities and municipal agencies in Puerto Rico and 72% came from public corporations and the central government and agencies.

In addition, as of December 31, 2016, the Corporation had $154.9 million of government deposits in the Virgin Islands, compared to $186.9 million as of December 31, 2015.

Retail deposits – The Corporation’s deposit products also include regular savings accounts, demand deposit accounts, money market accounts and retail CDs.  Total deposits, excluding brokered CDs and government deposits, increased by $164.5 million to $6.8 billion from the balance of $6.7 billion as of December 31, 2015. The higher balance reflects increases of $243.2 million and $23.2 million in Puerto Rico and the Virgin Islands regions, respectively, primarily increases in demand deposits and savings, partially offset by a decrease of $102.0 million in the Florida region. Refer to Note 16 – Deposits and Related Interest, of the Corporation’s audited financial statements for the year ended December 31, 2016 included in Item 8 of this Form 10-K, for further details.

    Refer to “Net Interest Income” above for information about average balances of interest-bearing deposits, and the average interest rates paid on deposits for the years ended December 31, 2016, 2015 and 2014.

Borrowings

As of December 31, 2016, total borrowings amounted to $1.19 billion as compared to $1.38 billion and $1.46 billion as of December 31, 2015 and 2014, respectively.

The following table presents the composition of total borrowings as of the dates indicated:

	Weighted Average Rate as of December 31, 2016
		As of December 31,
		2016	2015	2014
(Dollars in thousands)
Securities sold under agreements
to repurchase	2.35%	$300,000	$700,000	$900,000
Advances from FHLB	1.31%	670,000	455,000	325,000
Other borrowings	3.61%	216,187	226,492	231,959
Total (1)		$1,186,187	$1,381,492	$1,456,959

Weighted average rate during
the period		2.62%	2.53%	2.72%

(1) Includes borrowings of $686.2 million as of December 31, 2016 that have variable interest rates or have maturities within a year.

Securities sold under agreements to repurchase - The Corporation’s investment portfolio is funded in part with repurchase agreements. The Corporation’s outstanding securities sold under repurchase agreements amounted to $500 million and $900 million as of December 31, 2016 and 2015, respectively. During 2016, the Corporation repaid at maturity $400 million of repurchase agreements that carried an average cost of 3.35%.  One of the Corporation’s strategies has been the use of structured repurchase agreements and long-term repurchase agreements to reduce liquidity risk and manage exposure to interest rate risk by lengthening the final maturities of its liabilities while keeping funding costs at reasonable levels. In addition to these repurchase agreements, the Corporation has been able to maintain access to credit by using cost-effective sources such as FHLB advances. Refer to Note 17 – Securities Sold under Agreements to Repurchase, of  the Corporation’s audited financial statements for the period ended December 31, 2016 included in Item 8 of this Form 10-K for further details about repurchase agreements outstanding by counterparty and maturities.

As of December 31, 2016, the Corporation had $200 million of reverse repurchase agreements with a counterparty under a master netting arrangement that provides for a right of setoff that meets the conditions of ASC 210-20-45-11 for a net presentation. These repurchase agreements and reverse repurchase agreements are presented net on the consolidated statement of financial condition.

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

Advances from the FHLB – The Bank is a member of the FHLB system and obtains advances to fund its operations under a collateral agreement with the FHLB that requires the Bank to maintain qualifying mortgages and/or investments as collateral for advances taken. As of December 31, 2016 and 2015, the outstanding balance of FHLB advances was $670.0 and $455.0 million, respectively. During the fourth quarter of 2016, the Bank entered into new 2-3 Year FHLB advances totaling $145.0 million with an average cost of 1.69% and short-term FHLB advances totaling $170.0 million maturing in January 2017. As of December 31, 2016, the Corporation had $754.3 million available for additional credit on FHLB lines of credit.

Trust Preferred Securities - In 2004, FBP Statutory Trust I, a statutory trust that is wholly owned by the Corporation and not consolidated in the Corporation’s financial statements, sold to institutional investors $100 million of its variable rate trust-preferred securities. The proceeds of the issuance, together with the proceeds of the purchase by the Corporation of $3.1 million of FBP Statutory Trust I variable rate common securities, were used by FBP Statutory Trust I to purchase $103.1 million aggregate principal amount of the Corporation’s Junior Subordinated Deferrable Debentures.

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

The subordinated debentures are presented in the Corporation’s consolidated statement of financial condition as Other Borrowings. The variable rate trust-preferred securities are fully and unconditionally guaranteed by the Corporation. The $100 million Junior Subordinated Deferrable Debentures issued by the Corporation in April 2004 and the $125 million issued in September 2004 mature on June 17, 2034 and September 20, 2034, respectively; however, under certain circumstances, the maturity of the subordinated debentures may be shortened (such shortening would result in a mandatory redemption of the variable rate trust-preferred securities). The Collins Amendment of the Dodd-Frank Act eliminated certain trust-preferred securities from Tier 1 Capital. Bank Holding Companies such as the Corporation were required to fully phase out these instruments from Tier I capital.  Bank holding companies such as the Corporation were required to fully phase out these instruments from Tier 1 capital in January 1, 2016; however, they may remain in Tier 2 capital until the instruments are redeemed or mature.

As mentioned above, during the first quarter of 2016, the Corporation completed the repurchase of trust preferred securities that were being auctioned in a public sale at which the Corporation was invited to participate. The Corporation repurchased and cancelled $10 million of trust preferred securities of FBP Statutory Trust II, resulting in a commensurate reduction in the related subordinated debentures.  The Corporation’s winning bid equaled 70% of the $10 million par value.  The 30% discount, plus accrued interest, resulted in a pre-tax gain of approximately $4.2 million.  As of December 31, 2016, the Corporation still had subordinated debentures outstanding in the aggregate amount of $216.2 million.

During the second quarter of 2016, the Corporation received approval from the Federal Reserve and paid $31.2 million for all the accrued but deferred interest payments plus the interest for the second quarter on the Corporation’s subordinated debentures associated with its trust preferred securities. Subsequently, the Corporation received quarterly approvals and paid the interest for the third and fourth quarters of 2016. As of December 31, 2016, the Corporation is current on all interest payments due related to its subordinated debt. Future interest payments are subject to Federal Reserve approval. It is the intent of the Corporation to request approvals in future periods to continue regularly scheduled quarterly interest payments.

Other Sources of Funds and Liquidity

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

The enhanced capabilities improve the Corporation’s liquidity profile as they allow the Corporation to derive liquidity, if needed, from the sale of mortgage loans in the secondary market. The U.S. (including Puerto Rico) secondary mortgage market is still highly liquid, in large part because of the sale of mortgages through guarantee programs of the FHA, VA, HUD, FNMA and FHLMC. During 2016, the Corporation sold approximately $338.3 million of FHA/VA mortgage loans to GNMA, which packages them into mortgage-backed securities.  Any regulatory actions affecting GNMA, FNMA or FHLMC could adversely affect the secondary mortgage market.

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

Impact of Credit Ratings on Access to Liquidity

The Corporation’s liquidity is contingent upon its ability to obtain external sources of funding to finance its operations. The Corporation’s current credit ratings and any further downgrade in credit ratings can hinder the Corporation’s access to new forms of external funding and/or cause external funding to be more expensive, which could in turn adversely affect results of operations. Also, changes in credit ratings may further affect the fair value of unsecured derivatives that consider the Corporation’s own credit risk as part of the valuation.

The Corporation does not have any outstanding debt or derivative agreements that would be affected by credit downgrades. Furthermore, given the Corporation’s non-reliance on corporate debt or other instruments directly linked in terms of pricing or volume to credit ratings, the liquidity of the Corporation so far has not been affected in any material way by credit downgrades. The Corporation’s ability to access new non-deposit sources of funding, however, could be adversely affected by credit downgrades.

The Corporation’s credit as a long-term issuer is currently rated B+ by S&P and B- by Fitch. At the FirstBank subsidiary level, long-term issuer ratings are currently B1 by Moody’s, four notches below their definition of investment grade, B+ by S&P, four notches below their definition of investment grade, and B- by Fitch, six notches below their definition of investment grade.  The Corporation’s credit ratings are dependent on a number of factors, both quantitative and qualitative, and are subject to change at any time.  The disclosure of credit ratings is not a recommendation to buy, sell or hold the Corporation’s securities.  Each rating should be evaluated independently of any other rating.

Cash Flows

Cash and cash equivalents were $299.7 million as of December 31, 2016, a decrease of $452.8 million when compared to the total balance of cash and cash equivalents of $752.5 million as of December 31, 2015. The total balance of cash and cash equivalents as of December 31, 2015, was $43.7 million lower than as of December 31, 2014. The following discussion highlights the major activities and transactions that affected the Corporation’s cash flows during 2016 and 2015.

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

For 2016 and 2015, net cash provided by operating activities was $199.4 million and $261.9 million, respectively.  Net cash generated from operating activities was higher than reported net income largely as a result of adjustments for operating items such as the provision for loan and lease losses, depreciation and amortization, and impairments as well as the cash generated from sales of loans held for sale. The decrease in 2016 was largely driven by the payment of accrued but deferred interest payments on trust preferred securities described above.

Cash Flows from Investing Activities

The Corporation’s investing activities primarily relate to originating loans to be held for investment and purchasing, selling and repaying available-for-sale and held-to-maturity investment securities. For the year ended December 31, 2016, net cash provided by investing activities was $83.2 million, primarily reflecting proceeds from sales of available-for-sale securities and MBS prepayments.

For the year ended December 31, 2015, net cash provided by investing activities was $439.0 million, primarily reflecting the net cash received in the Doral Bank transaction, proceeds from the bulk sale of assets and repayments of commercial and consumer loans.

Cash Flows from Financing Activities

The Corporation’s financing activities primarily include the receipt of deposits and issuance of brokered CDs, the issuance and payments of long-term debt, the issuance of equity instruments and activities related to its short-term funding. For the year ended December 31, 2016, net cash used in financing activities was $735.4 million, mainly due to repayments of maturing brokered CDs and repurchase agreements, and the cash used for the repurchase and cancellation of trust preferred securities, partially offset by the increase in non-brokered deposits and proceeds from new FHLB advances.

During 2015, net cash used in financing activities was $744.5 million, mainly due to repayments of maturing brokered CDs and funds used for the aforementioned $200 million reverse repurchase agreements.

Capital

As of December 31, 2016, the Corporation’s stockholders’ equity was $1.8 billion, an increase of $92.1 million from December 31, 2015.  The increase was mainly driven by the net income of $93.2 million reported for 2016.  As a result of the Written Agreement with the New York FED, currently neither First BanCorp., nor FirstBank, is permitted to pay dividends on securities without prior approval.  For the first time since July 2009, the Corporation paid dividends on its non-cumulative perpetual monthly income preferred stock in December 2016, after receiving regulatory approval. The Corporation has received approvals to pay monthly dividends through March 2017 and paid monthly dividends on its non-cumulative perpetual monthly income preferred stock in January and February 2017.  The Corporation intends to request approval in future periods to continue to pay monthly dividend payments on the non-cumulative perpetual monthly income preferred stock.

Set forth below are First BanCorp.'s and FirstBank's regulatory capital ratios as of December 31, 2016 and December 31, 2015:

			Banking Subsidiary
	First BanCorp.		FirstBank		To be well capitalized
		Fully		Fully
As of December 31, 2016	Actual	Phased-in (1)	Actual	Phased-in (1)
Total capital ratio (Total capital to risk-weighted assets)	21.34%	20.84%	20.80%	20.32%	10.00%
Common Equity Tier 1 capital ratio
(Common equity Tier 1 capital to risk weighted assets)	17.74%	16.90%	16.92%	15.70%	6.50%
Tier 1 capital ratio (Tier 1 capital to risk-weighted assets)	17.74%	17.30%	19.53%	19.05%	8.00%
Leverage ratio	13.70%	13.64%	15.10%	15.04%	5.00%

			Banking Subsidiary

	First BanCorp.		FirstBank		To be well capitalized
		Fully		Fully
As of December 31, 2015	Actual	Phased-in (1)	Actual	Phased-in (1)
Total capital ratio (Total capital to risk-weighted assets)	20.01%	19.44%	19.73%	19.18%	10.00%
Common Equity Tier 1 capital ratio
(Common equity Tier 1 capital to risk weighted assets)	16.92%	15.44%	16.35%	14.61%	6.50%
Tier 1 capital ratio (Tier 1 capital to risk-weighted assets)	16.92%	15.83%	18.45%	17.91%	8.00%
Leverage ratio	12.22%	11.69%	13.33%	13.24%	5.00%

(1)

Certain adjustments required under the Basel III rules will be phased in through the end of 2018. The ratios shown in this column are calculated assuming that the adjustments were fully phased-in and effective as of December 31, 2016 and 2015.

 Although the Corporation and FirstBank became subject to the Basel III rules beginning on January 1, 2015, certain requirements of the Basel III rules will be phased-in over several years.  The phase-in period for certain deductions and adjustments to regulatory capital (such as certain intangible assets and deferred tax assets that arise from net operating losses and tax credit carryforwards) will be completed on January 1, 2018.  The Corporation and FirstBank compute risk-weighted assets using the Standardized Approach required by the Basel III rules.

The Basel III rules require the Corporation to maintain an additional capital conservation buffer of 2.5% to avoid limitations on both (i) capital distributions (e.g., repurchases of capital instruments or dividend or interest payments on capital instruments) and (ii) discretionary bonus payments to executive officers and heads of major business lines. The phase-in of the capital conservation buffer began on January 1, 2016 with a first year requirement of 0.625% of additional Common Equity Tier 1 capital (“CET1”), which is being progressively increased over a four-year period, increasing by that same percentage amount on each subsequent January 1 until it reaches the fully phased-in 2.5% CET1 requirement on January 1, 2019.

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

In addition, as required under Basel III rules, the Corporation’s trust-preferred securities (“TRuPs”) were fully phased out from Tier 1 capital as of January 1, 2016.  However, the Corporation’s TRuPs may continue to be included in Tier 2 capital until the instruments are redeemed or mature.

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

The following table is a reconciliation of the Corporation’s tangible common equity and tangible assets for the years ended December 31, 2016 and 2015, respectively:

	December 31,	December 31,
(In thousands, except ratios and per share information)	2016	2015

Total equity - GAAP	$1,786,243	$1,694,134
Preferred equity	(36,104)	(36,104)
Goodwill	(28,098)	(28,098)
Purchased credit card relationship intangible	(10,531)	(13,319)
Core deposit intangible	(7,198)	(9,166)
Insurance customer relationship tangible	(927)	-

Tangible common equity	$1,703,385	$1,607,447

Total assets - GAAP	$11,922,455	$12,573,019
Goodwill	(28,098)	(28,098)
Purchased credit card relationship intangible	(10,531)	(13,319)
Core deposit intangible	(7,198)	(9,166)
Insurance customer relationship tangible	(927)	-
Tangible assets	$11,875,701	$12,522,436
Common shares outstanding	217,446	215,089

Tangible common equity ratio	14.34%	12.84%
Tangible book value per common share	$7.83	$7.47

The Banking Law of the Commonwealth of Puerto Rico requires that a minimum of 10% of FirstBank’s net income for the year be transferred to legal surplus until such surplus equals the total of paid-in capital on common and preferred stock. Amounts transferred to the legal surplus account from the retained earnings account are not available for distribution to the Corporation, including for payment as dividends to the stockholders, without the prior consent of the Puerto Rico Commissioner of Financial Institutions. The Puerto Rico Banking Law provides that, when the expenditures of a Puerto Rico commercial bank are greater than receipts, the excess of the expenditures over receipts must be charged against the undistributed profits of the bank, and the balance, if any, must be charged against the reserve fund, as a reduction thereof. If there is no reserve fund sufficient to cover such balance in whole or in part, the outstanding amount must be charged against the capital account and the Bank cannot pay dividends until it can replenish the reserve fund to an amount of at least 20% of the original capital contributed. During 2016 and 2015, $9.6 million and $2.8 million, respectively, were transferred to the legal surplus reserve. FirstBank’s legal surplus reserve, included as part of retained earnings in the Corporation’s statement of financial condition, amounted to $52.4 million and $42.8 million, respectively, as of December 31, 2016 and 2015.

On December 5, 2016, THL and Oaktree participated in a secondary offering of the Corporation’s common stock. THL and Oaktree sold an aggregate of 18 million shares (9 million shares each) of common stock at a price of $5.60 per share. In addition, the underwriters exercised their option to purchase an additional 2.7 million shares of common stock from the selling stockholders. Also, on February 7, 2017, THL and Oaktree participated in another secondary offering in which they sold an additional aggregate amount of 20 million shares (10 million shares each) of common stock at a price of $6.36 per share. Subsequently, the underwriters exercised their option to purchase an additional 3 million shares of common stock from THL and Oaktree. The Corporation did not receive any proceeds from these offering.  As of March 3, 2017, each of THL and Oaktree owns 9.2% of the Corporation’s common stock.

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

     As a provider of financial services, the Corporation routinely enters into commitments with off-balance-sheet risk to meet the financial needs of its customers. These financial instruments may include loan commitments and standby letters of credit. These commitments are subject to the same credit policies and approval processes used for on-balance-sheet instruments. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the statement of financial position. As of December 31, 2016, commitments to extend credit amounted to approximately $1.1 billion, of which $626.7 million relates to credit card loans. Commercial and financial standby letters of credit amounted to $50.1 million. Commitments to extend credit are agreements to lend to customers as long as the conditions established in the contract are met. Generally, the Corporation does not enter into interest rate lock agreements with prospective borrowers in connection with mortgage banking activities.

Contractual Obligations and Commitments

       The following table presents a detail of the maturities of the Corporation’s contractual obligations and commitments, which consist of CDs, long-term contractual debt obligations, commitments to sell mortgage loans and commitments to extend credit:

	Contractual Obligations and Commitments
	As of December 31, 2016
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
(In thousands)

Contractual obligations:
Certificates of deposit	$3,752,625	$1,982,465	$1,454,107	$309,670	$6,383
Securities sold under agreements to
repurchase (1)	300,000	100,000	-	-	200,000
Advances from FHLB	670,000	370,000	300,000	-	-
Other borrowings	216,187	-	-	-	216,187
Operating leases	86,178	10,735	19,755	13,760	41,928
Other contractual obligations	105,484	49,157	45,058	6,854	4,415
Total contractual obligations	$5,130,474	$2,512,357	$1,818,920	$330,284	$468,913

Commitments to sell mortgage loans	$119,679

Standby letters of credit	$2,556

Commitments to extend credit:
Lines of credit	$1,088,990
Letters of credit	47,515
Construction undisbursed funds	41,271
Total commercial commitments	$1,177,776

(1) Reported net of reverse repurchase agreements by counterparties, when applicable, pursuant to ASC 210-20-45-11.

The Corporation has obligations and commitments to make future payments under contracts, such as debt and lease agreements, and under other commitments to sell mortgage loans at fair value and to extend credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Other contractual obligations result mainly from contracts for the rental and maintenance of equipment. Since certain commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. For most of the commercial lines of credit, the Corporation has the option to reevaluate the agreement prior to making additional disbursements. There have been no significant or unexpected draws on existing commitments.  In the case of credit cards and personal lines of credit, the Corporation can cancel the unused credit facility at any time and without cause.

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

The 12-month net interest income is forecasted assuming the December 31, 2016 interest rate curves remain constant. Then, net interest income is estimated under rising and falling rate scenarios. For the rising rate scenarios, a gradual (ramp) parallel upward shift of the yield curve is assumed during the first twelve months (the “+200 ramp” scenario). Conversely, for the falling rate scenarios, a gradual (ramp) parallel downward shift of the yield curve is assumed during the first twelve months (the “-200 ramp” scenario). However, given the current low levels of interest rates, a full downward shift of 200 basis points would represent an unrealistic scenario. Therefore, under the falling rate scenario, rates move downward up to 200 basis points, but without reaching zero. The resulting scenario shows interest rates close to zero in most cases, reflecting a flattening yield curve instead of a parallel downward scenario.

The Libor/Swap curve for December 31, 2016, as compared to December 2015, reflected a 44 basis point increase in the short-term horizon, between one to twelve months, while market rates increased by 26 basis points in the medium-term, that is, between 2 to 5 years. In the long-term, that is, over a 5-year time horizon, market rates increased by 14 basis points. The U.S. Treasury curve in the short-term increased by 25 point basis and in the medium-term horizon increased by 17 basis points as compared to December 2015 end of month levels. The long-term horizon increased by 12 basis points as compared to December 2015 end of month levels.

The following table presents the results of the simulations as of December 31, 2016 and December 31, 2015. Consistent with prior years, these exclude non-cash changes in the fair value of derivatives:

	December 31, 2016				December 31, 2015
	Net Interest Income Risk				Net Interest Income Risk
	(Projected for the next 12 months)				(Projected for the next 12 months)
	Static Simulation		Growing Balance Sheet		Static Simulation		Growing Balance Sheet
(Dollars in millions)	Change	% Change	Change	% Change	Change	% Change	Change	% Change
+ 200 bps ramp	$12.1	2.51%	$14.0	2.89%	$12.6	2.51%	$14.2	2.81%
- 200 bps ramp	$(6.5)	(1.36)%	$(11.4)	(2.35)%	$(7.8)	(1.55)%	$(8.7)	(1.72)%

The Corporation continues to manage its balance sheet structure to control the overall interest rate risk. As part of the strategy to limit the interest rate risk, the Corporation has executed certain transactions that affected the simulation results.  The composition of the loan portfolio has changed as compared to December 2015 end of month levels, primarily reflecting lower commercial and consumer loan balances.  However, non-performing assets increased in 2016 by $124.6 million, primarily attributable to the inflow in the first quarter of 2016 of the Corporation’s exposure to commercial mortgage loans guaranteed by the TDF with a book value of $111.8 million as of December 31, 2016, the inflow in 2016 of two commercial relationships in Puerto Rico totaling $68.7 million, and the inflow in the third quarter of 2016 of the GDB and Puerto Rico Public Buildings Authority bonds held by the Corporation as part of its available-for-sale securities portfolio recorded at their aggregate fair value of $20.5 million. The Corporation has continued reducing its holdings of brokered CDs, with a reduction of $657.8 million during 2016. It repaid at maturity $400 million of repurchase agreements.

Taking into consideration the above-mentioned facts for modeling purposes, the net interest income for the next twelve months under a non-static balance sheet scenario is estimated to increase by $14.0 million in the rising rate scenario when compared against the Corporation’s flat or unchanged interest rate forecast scenario. Under the falling rate, non-static scenario the net interest income is estimated to decrease $11.4 million.

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

For detailed information regarding the volume of derivative activities (e.g. notional amounts), location and fair values of derivative instruments in the Statement of Financial Condition and the amount of gains and losses reported in the Statement of Income, refer to Note 31 – Derivative Instruments and Hedging Activities, of the Corporation’s audited financial statements for the year ended December 31, 2016 included in Item 8 of this Form 10-K.

The following tables summarize the fair value changes in the Corporation’s derivatives as well as the sources of the fair values:

	Asset Derivatives	Liability Derivatives
	Year Ended	Year Ended
(In thousands)	December 31, 2016	December 31, 2016

Fair value of contracts outstanding at the beginning
of the year	$806	$(921)
Fair value of new contracts entered into during the period	19	(25)
Changes in fair value during the year	(271)	193
Fair value of contracts outstanding as of
December 31, 2016	$554	$(753)

Sources of Fair Value

	Payment Due by Period
	Maturity Less Than One Year	Maturity 1-3 Years	Maturity 3-5 Years	Maturity in Excess of 5 Years	Total Fair Value

(In thousands)
As of December 31, 2016
Pricing from observable market inputs -
Asset Derivatives	$-	$1	$553	$-	$554
Pricing from observable market inputs -
Liability Derivatives	(201)	(1)	(551)	-	(753)
	$(201)	$-	$2	$-	$(199)

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

As of December 31, 2016 and 2015, all of the derivative instruments held by the Corporation were considered economic undesignated hedges.

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

     Refer to Note 28 – Fair Value, of the Corporation’s audited financial statements for the year ended December 31, 2016 included in Item 8 of this Form 10-K for additional information regarding the fair value determination of derivative instruments.

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

The ratio of the allowance for loan and lease losses to total loans held for investment decreased to 2.31% as of December 31, 2016 compared to 2.64% as of December 31, 2015, primarily due to the four large commercial loan charge-offs totaling $28.0 million recorded during 2016, of which $23.3 million was charged against reserves established in prior periods. The allowance to total loans for each of the Corporation’s categories of loans changed as follows: the allowance to total loans for the C&I portfolio decreased from 3.06% as of December 31, 2015 to 2.84% as of December 31, 2016; the allowance to total loans for the commercial mortgage portfolio decreased from 4.44% as of December 31, 2015 to 3.65% as of December 31, 2016, impacted by the recognition during the year of charge-offs on loans guaranteed by the TDF against reserves established in prior periods as discussed below; the allowance to total loans for the construction loan portfolio decreased from 2.25% as of December 31, 2015 to 2.05% as of December 31, 2016; the allowance to total loans for the residential mortgage portfolio decreased from 1.18% as of December 31, 2015 to 1.03% as of December 31, 2016 primarily driven by adjustments recorded early in 2016 based on the experience observed over a 12-month lookback period that showed lower than projected liquidations, loss severity rates and delinquency levels; and the allowance to total loans in the consumer and finance leases portfolio decreased from 3.32% as of December 31, 2015 to 2.90% as of December 31, 2016 driven by an improved charge-off rates trend and lower loss severity rates.

The ratio of the total allowance for loan and lease losses to non-performing loans held for investment was 36.71% as of December 31, 2016 compared to 54.36% as of December 31, 2015, primarily reflecting the effect of the sale of the $16.3 million pool of non-performing assets and the migration to non-performing status in the first quarter of 2016 of the Corporation’s exposure to commercial mortgage loans guaranteed by the TDF with a book value of $111.8 million as of December 31, 2016. These loans have been adversely classified since the third quarter of 2015, and the migration of the loans to non-performing status in 2016 did not result in a significant increase to the total allowance for loan losses. During the second half of 2016, the Corporation recorded charge-offs of $13.9 million on these loans, of which $13.0 million was charged against reserves established in prior periods. As of December 31, 2016, the total reserve to book value coverage ratio related to commercial loans extended to or guaranteed by the Puerto Rico government (excluding municipalities) was 17% and the loans are being carried at 74% of unpaid principal balance, net of reserves and accumulated charge-offs.

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

As shown in the following table, the allowance for loan and lease losses amounted to $205.6 million as of December 31, 2016, or 2.31% of total loans, compared with $240.7 million, or 2.64% of total loans, as of December 31, 2015. Refer to “Provision for Loan and Lease Losses” above for additional information.

The following table sets forth an analysis of the activity in the allowance for loan and lease losses during the periods indicated:

Year Ended December 31,	2016	2015	2014	2013	2012
(Dollars in thousands)
Allowance for loan and lease losses,
beginning of year	$240,710	$222,395	$285,858	$435,414	$493,917
Provision (release) for loan and lease losses:
Residential mortgage (1)	25,090	30,377	17,487	92,755	36,531
Commercial mortgage (2)	8,688	66,884	(7,076)	38,048	(778)
Commercial and Industrial (3)	17,075	34,575	36,681	43,608	38,773
Construction (4)	497	(6,891)	(17,508)	15,461	10,955
Consumer and finance leases	35,383	47,100	79,946	53,879	35,018
Total provision for loan and lease losses (5)	86,733	172,045	109,530	243,751	120,499
Charge-offs:
Residential mortgage (6)	(33,621)	(19,317)	(24,345)	(129,164)	(37,944)
Commercial mortgage (7)	(20,454)	(56,101)	(25,807)	(67,457)	(21,779)
Commercial and Industrial (8)	(26,579)	(33,844)	(61,935)	(109,849)	(49,521)
Construction (9)	(1,770)	(4,994)	(11,533)	(43,323)	(45,008)
Consumer and finance leases	(54,504)	(62,465)	(76,696)	(63,108)	(43,735)
Total charge offs (10)	(136,928)	(176,721)	(200,316)	(412,901)	(197,987)
Recoveries:
Residential mortgage	2,941	1,209	1,049	1,165	1,089
Commercial mortgage (11)	816	6,534	10,639	4,855	810
Commercial and Industrial (12)	2,689	4,316	3,680	4,636	3,605
Construction (13)	316	2,582	6,049	2,076	4,267
Consumer and finance leases	8,326	8,350	5,906	6,862	9,214
Total recoveries (14)	15,088	22,991	27,323	19,594	18,985
Net charge-offs	(121,840)	(153,730)	(172,993)	(393,307)	(179,002)
Allowance for loan and lease losses, end
of year	$205,603	$240,710	$222,395	$285,858	$435,414
Allowance for loan and lease losses to year-end total
loans held for investment	2.31%	2.64%	2.44%	3.02%	4.38%
Net charge-offs to average loans
outstanding during the year	1.37%	1.68%	1.84%	4.07%	1.76%
Net charge-offs, excluding net charge-offs of $4.6 million,
$61.4 million, $6.9 million and $232.4 million related to
the sale of the $16.3 million pool of non-performing assets in
2016, the bulk sale of assets in 2015, the acquisition of mortgage loans from Doral Financial in 2014, and the bulk loan sales and
loans transferred to held for sale in 2013, respectively (15)	1.32%	1.01%	1.77%	1.70%	1.76%
Provision for loan and lease losses to net charge-offs
during the year	0.71x	1.12x	0.63x	0.62x	0.67x
Provision for loan and lease losses to net charge-offs
during the year, excluding the impact of the $16.3 million pool of non-performing assets in 2016, the bulk sale of assets in 2015, the acquisition of mortgage loans from Doral Financial in 2014, and the bulk loan sales and the loans transferred to held for sale
in 2013 (15)	0.72x	1.36x	0.65x	0.69x	0.67x
_________
(1)	Includes a provision totaling $68.8 million associated with the bulk loan sales in 2013.
(2)

Includes a provision totaling $1.8 million associated with the sale of the $16.3 million pool of non-performing assets in 2016, $33.8 million associated with the bulk sale of assets in 2015 and a provision totaling $28.7 million associated with the bulk loan sales and the transfer of loans to held for sale in 2013.

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
(5)

Includes a provision totaling $1.8 million associated with the sale of the $16.3 million pool of non-performing assets in 2016, a provision of $46.9 million associated with the bulk sale of assets in 2015, a provision of $1.4 million associated with the acquisition of mortgage loans from Doral Financial in 2014, and a provision of $132.0 million associated with the bulk loan sales and the transfer of loans to held for sale in 2013.

(6)	Includes charge-offs totaling $99.0 million associated with the bulk loan sales in 2013.
(7)

Includes charge-offs totaling $3.3 million associated with the sale of the $16.3 million pool of non-performing assets in 2016, charge-offs totaling $43.2 million associated with the bulk sale of assets in 2015 and charge-offs totaling $54.6 million associated with the bulk loan sales and the transfer of loans to held for sale in 2013.

(8)

Includes charge-offs totaling $2.1 million associated with the sale of the $16.3 million pool of non-performing assets in 2016, charge-offs totaling $22.6 million associated with the bulk sale of assets in 2015, charge-offs totaling $6.9 million associated with the acquisition of mortgage loans from Doral Financial in 2014, and charge-offs of $44.7 million associated with the bulk loan sales in 2013.

(9)

Includes charge-offs totaling $4.1 million associated with the bulk sale of assets in 2015 and charge-offs totaling $34.2 million associated with the bulk loan sales and the transfer of loans to held for sale in 2013.

(10)

Includes charge-offs totaling $5.4 million associated with the sale of the $16.3 million pool of non-performing assets in 2016, charge-offs totaling $69.8 million associated with the bulk sale of assets in 2015, charge-offs totaling $6.9 million associated with the acquisition of mortgage loans from Doral Financial in 2014, and charge-offs of $232.4 million associated with the bulk loan sales and the transfer of loans to held for sale in 2013.

(11)

Includes recoveries of $0.3 million associated with the sale of the $16.3 million pool of non-performing assets in 2016 and recoveries totaling $5.6 million associated with the bulk sale of assets in 2015.

(12)

Includes recoveries of $0.5 million associated with the sale of the $16.3 million pool of non-performing assets in 2016 and recoveries totaling $2.0 million associated with the bulk sale of assets in 2015.

(13)	Includes recoveries of $0.8 million associated with the bulk sale of assets in 2015.
(14)

Includes recoveries of $0.8 million associated with the sale of the $16.3 million pool of non-performing assets in 2016 and recoveries totaling $8.4 million associated with the bulk sale of assets in 2015.

(15)	Refer to "Basis of Presentation" below for reconciliations of these measures.

      The following table sets forth information concerning the allocation of the Corporation’s allowance for loan and lease losses by loan category and the percentage of loan balances in each category to the total of such loans as of the dates indicated:

	2016		2015		2014		2013		2012
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans

(Dollars in thousands)
Residential mortgage loans	$33,980	37%	$39,570	36%	$27,301	33%	$33,110	27%	$68,354	28%
Commercial mortgage loans	57,261	18%	68,211	17%	50,894	18%	73,138	19%	97,692	19%
Construction loans	2,562	1%	3,519	2%	12,822	1%	35,814	2%	61,600	4%
Commercial and Industrial
loans (including loans to
local financial institutions
prior to 2014)	61,953	25%	68,768	25%	63,721	25%	85,295	30%	146,900	29%
Consumer loans and
finance leases	49,847	19%	60,642	20%	67,657	23%	58,501	22%	60,868	20%
	$205,603	100%	$240,710	100%	$222,395	100%	$285,858	100%	$435,414	100%

    The following table sets forth information concerning the composition of the Corporation's allowance for loan and lease losses as of December 31, 2016 and 2015 by loan category and by whether the allowance and related provisions were calculated individually or through a general valuation allowance:

As of December 31, 2016	Residential Mortgage Loans	Commercial Mortgage Loans	Commercial and Industrial Loans		Consumer and Finance Leases
				Construction Loans
(Dollars in thousands)						Total
Impaired loans without specific reserves:
Principal balance of loans, net of charge-offs	$67,996	$72,620	$14,656	$1,136	$5,209	$161,617
Impaired loans with specific reserves:
Principal balance of loans, net of charge-offs	374,271	121,771	138,887	52,155	39,204	726,288
Allowance for loan and lease losses	8,633	26,172	22,638	1,405	5,573	64,421
Allowance for loan and lease losses to
principal balance	2.31%	21.49%	16.30%	2.69%	14.22%	8.87%
PCI loans:
Carrying value of PCI loans	162,676	3,142	-	-	-	165,818
Allowance for PCI loans	6,632	225	-	-	-	6,857
Allowance for PCI loans to carrying value	4.08%	7.16%	-	-	-	4.14%

Loans with general allowance:
Principal balance of loans	2,691,088	1,371,275	2,026,912	71,660	1,672,215	7,833,150
Allowance for loan and lease losses	18,715	30,864	39,315	1,157	44,274	134,325
Allowance for loan and lease losses to
principal balance	0.70%	2.25%	1.94%	1.61%	2.65%	1.71%

Total loans held for investment:
Principal balance of loans	$3,296,031	$1,568,808	$2,180,455	$124,951	$1,716,628	$8,886,873
Allowance for loan and lease losses	33,980	57,261	61,953	2,562	49,847	205,603
Allowance for loan and lease losses to
principal balance (1)	1.03%	3.65%	2.84%	2.05%	2.90%	2.31%

	Residential Mortgage Loans	Commercial Mortgage Loans	Commercial and Industrial Loans		Consumer and Finance Leases
				Construction Loans
(Dollars in thousands)						Total

As of December 31, 2015
Impaired loans without specific reserves:
Principal balance of loans, net of charge-offs	$65,495	$54,048	$27,492	$42,512	$2,618	$192,165

Impaired loans with specific reserves:
Principal balance of loans, net of charge-offs	395,173	27,479	143,214	11,004	37,474	614,344
Allowance for loan and lease losses	21,787	3,073	18,096	1,202	8,423	52,581
Allowance for loan and lease losses to
principal balance	5.51%	11.18%	12.64%	10.92%	22.48%	8.56%

PCI loans:
Carrying value of PCI loans	170,766	3,147	-	-	-	173,913
Allowance for PCI loans	3,837	125	-	-	-	3,962
Allowance for PCI loans to carrying value	2.25%	3.97%	-	-	-	2.28%

Loans with general allowance:
Principal balance of loans	2,713,285	1,453,132	2,075,807	102,679	1,787,057	8,131,960
Allowance for loan and lease losses	13,946	65,013	50,672	2,317	52,219	184,167
Allowance for loan and lease losses to
principal balance	0.51%	4.47%	2.44%	2.26%	2.92%	2.26%

Total loans held for investment:
Principal balance of loans	$3,344,719	$1,537,806	$2,246,513	$156,195	$1,827,149	$9,112,382
Allowance for loan and lease losses	39,570	68,211	68,768	3,519	60,642	240,710
Allowance for loan and lease losses to
principal balance (1)	1.18%	4.44%	3.06%	2.25%	3.32%	2.64%

(1)  Loans used in the denominator include PCI loans of $165.8 million and $173.9 million as of December 31, 2016 and 2015, respectively. However, the Corporation separately tracks and reports PCI loans and excludes these loans from the amounts of non-performing loans, impaired loans, TDRs and non-performing assets.

The following tables show the activity for impaired loans held for investment and the related specific reserve during 2016, 2015 and 2014:

	2016	2015	2014
(In thousands)
Impaired Loans:
Balance at beginning of year	$806,509	$945,407	$919,112
Loans determined impaired during the year	288,202	160,837	306,390
Charge-offs (1)	(67,210)	(99,023)	(106,154)
Loans sold, net of charge-offs	(8,675)	(67,836)	(4,500)
Loans transferred from held for sale	-	40,005	-
Increases to impaired loans - additional disbursements	3,236	3,340	5,028
Foreclosures	(36,161)	(57,728)	(40,582)
Loans no longer considered impaired	(27,643)	(46,489)	(22,333)
Paid in full or partial payments	(70,353)	(72,004)	(111,554)
Balance at end of year	$887,905	$806,509	$945,407

(1) For the year ended December 31, 2016, includes $4.2 million of charge-offs related to impaired loans included in the sale of the $16.3 million pool of non-performing assets and, for the year ended December 31, 2015, includes $63.9 million of charge-offs related to the bulk sale of assets.

	2016	2015	2014
(In thousands)
Specific Reserve:
Balance at beginning of year	$52,581	$55,205	$102,601
Provision for loan losses	78,695	91,515	58,758
Net charge-offs	(66,855)	(94,139)	(106,154)
Balance at end of year	$64,421	$52,581	$55,205

Non-performing Loans and Non-performing Assets

Total non-performing assets consist of non-performing loans (generally loans held for investment or loans held for sale on which the recognition of interest income has been discontinued when the loan became 90 days past due or earlier if the full and timely collection of interest or principal was uncertain), foreclosed real estate, other repossessed properties, and non-performing investment securities. When a loan is placed in non-performing status, any interest previously recognized and not collected is reversed and charged against interest income.

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

Purchased Credit Impaired Loans — PCI loans were recorded at fair value at acquisition. Since the initial fair value of these loans included an estimate of credit losses expected to be realized over the remaining lives of the loans, the subsequent accounting for PCI loans differs from the accounting for non-PCI loans. The Corporation, therefore, separately tracks and reports PCI loans and excludes these from the amounts of non-performing loans, impaired loans, TDR loans, and non-performing assets.

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

Other Non-Performing Assets

    This category consists of bonds of the GDB and the Puerto Rico Public Buildings Authority placed in non-performing status in the third quarter of 2016 when these entities defaulted on interest due on bonds held by the Corporation as part of its available-for-sale investment securities portfolio.  The balance reported for 2012 in the table below presenting non-performing assets as of the end of the last five fiscal years is related to the assets pledged to Lehman Brothers Special Financing, Inc. that were written off in 2013.

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

The following table presents non-performing assets as of the dates indicated:

	2016	2015	2014	2013	2012
(Dollars in thousands)
Non-performing loans held for investment:
Residential mortgage	$160,867	$169,001	$180,707	$161,441	$313,626
Commercial mortgage	178,696	51,333	148,473	120,107	214,780
Commercial and industrial	146,599	137,051	122,547	114,833	230,090
Construction (1)	49,852	54,636	29,354	58,866	178,190
Finance leases	1,335	2,459	5,245	3,082	3,182
Consumer	22,745	28,293	37,570	37,220	35,693
Total non-performing loans held for
investment	560,094	442,773	523,896	495,549	975,561

OREO	137,681	146,801	124,003	160,193	185,764
Other repossessed property	7,300	12,223	14,229	14,865	10,107
Other assets (2)(3)	21,362	-	-	-	64,543
Total non-performing assets,
excluding loans held for sale	726,437	601,797	662,128	670,607	1,235,975
Non-performing loans held for sale (1)	8,079	8,135	54,641	54,801	2,243
Total non-performing assets,
including loans held for sale (4)(5)	$734,516	$609,932	$716,769	$725,408	$1,238,218

Past due loans 90 days and still
accruing (6) (7)	$135,808	$163,197	$162,887	$120,082	$142,012
Non-performing assets to total assets	6.16%	4.85%	5.63%	5.73%	9.45%
Non-performing loans held for investment to
total loans held for investment	6.30%	4.86%	5.76%	5.23%	9.82%
Allowance for loan and lease losses	$205,603	$240,710	$222,395	$285,858	$435,414
Allowance to total non-performing
loans held for investment	36.71%	54.36%	42.45%	57.69%	44.63%
Allowance to total non-performing
loans held for investment,
excluding residential real estate loans	51.50%	87.92%	64.80%	85.56%	65.78%
_________
(1)

During the third quarter of 2015, upon the signing of a new agreement with the borrower, the Corporation changed its intent to sell a $40.0 million construction loan in the Virgin Islands. Accordingly, the loan was transferred back from held for sale to held for investment and continues to be classified as a TDR and a non-performing loan.

(2)

As of December 31, 2016, consists of bonds of the GDB and the Puerto Rico Public Buildings Authority held as part of the available-for-sale investment securities portfolio with an amortized cost of $35.6 million (including accrued interest of $0.9 million), recorded on the Corporation's books at their aggregate fair value of $20.5 million.

(3)	As of December 31, 2012, consists of collateral pledged to Lehman.
(4)

PCI loans accounted for under ASC 310-30 of $165.8 million, $173.9 million, $102.6 million, $4.8 million and $10.6 million as of December 31, 2016, 2015, 2014, 2013 and 2012, respectively, are excluded and not considered non-performing due to the application of the accretion method, under which these loans will accrete interest income over the remaining life of the loans using estimated cash flow analysis.

(5)

Non-performing assets exclude $384.9 million, $414.9 million, $494.6 million, $425.4 million and $504.8 million of TDR loans that are in compliance with the modified terms and in accrual status as of December 31, 2016, 2015, 2014, 2013 and 2012, respectively.

(6)

It is the Corporation's policy to report delinquent residential mortgage loans insured by the FHA or guaranteed by the VA as past due loans 90 days and still accruing as opposed to non-performing loans since the principal repayment is insured. These balances include $29.3 million of residential mortgage loans insured by the FHA or guaranteed by the VA, that are over 15 months delinquent, and are no longer accruing interest as of December 31, 2016.

(7)

Amount includes PCI loans with individual delinquencies over 90 days and still accruing with a carrying value as of December 31, 2016, 2015 and 2014 of approximately $29.0 million, $23.2 million, and $15.7 million, respectively, primarily related to loans acquired from Doral Bank in the first quarter of 2015 and from Doral Financial in the second quarter of 2014.

The following table shows non-performing assets by geographic segment:

	2016	2015	2014	2013	2012
(Dollars in thousands)
Puerto Rico:
Non-performing loans held for investment:
Residential mortgage	$135,863	$147,975	$156,361	$139,771	$281,086
Commercial mortgage	167,241	34,917	121,879	101,255	172,534
Commercial and industrial	141,916	131,450	116,301	109,224	215,985
Construction	10,227	11,894	24,526	43,522	99,383
Finance leases	1,335	2,459	5,245	3,082	3,182
Consumer	21,592	26,329	35,286	34,660	32,529
Total non-performing loans held for investment	478,174	355,024	459,598	431,514	804,699
OREO	128,395	133,121	111,041	123,851	145,683
Other repossessed property	7,217	12,115	14,150	14,806	10,070
Other Assets (1)(2)	21,362	-	-	-	64,543
Total non-performing assets, excluding loans
held for sale	635,148	500,260	584,789	570,171	1,024,995
Non-performing loans held for sale	8,079	8,135	14,636	14,796	2,243
Total non-performing assets, including loans
held for sale (3)	$643,227	$508,395	$599,425	$584,967	$1,027,238
Past-due loans 90 days and still accruing (4)	$131,783	$154,915	$154,375	$118,097	$137,288
Virgin Islands:
Non-performing loans held for investment:
Residential mortgage	$19,860	$14,228	$15,483	$8,439	$18,054
Commercial mortgage	7,617	10,073	11,770	6,827	11,232
Commercial and industrial	4,683	5,601	6,246	5,609	12,905
Construction (5)	39,625	42,590	4,064	11,214	72,648
Consumer	452	471	887	514	804
Total non-performing loans held for investment	72,237	72,963	38,450	32,603	115,643
OREO	6,216	5,458	6,967	14,894	24,260
Other repossessed property	5	32	22	5	17
Total non-performing assets, excluding loans
held for sale	$78,458	$78,453	$45,439	$47,502	$139,920
Non-performing loans held for sale (5)	-	-	40,005	40,005	-
Total non-performing assets, including loans
held for sale	$78,458	$78,453	$85,444	$87,507	$139,920
Past-due loans 90 days and still accruing	$2,133	$8,173	$5,281	$1,985	$4,068
United States:
Non-performing loans held for investment:
Residential mortgage	$5,144	$6,798	$8,863	$13,231	$14,486
Commercial mortgage	3,838	6,343	14,824	12,025	31,014
Commercial and industrial	-	-	-	-	1,200
Construction	-	152	764	4,130	6,159
Consumer	701	1,493	1,397	2,046	2,360
Total non-performing loans held for investment	9,683	14,786	25,848	31,432	55,219
OREO	3,070	8,222	5,995	21,448	15,821
Other repossessed property	78	76	57	54	20
Total non-performing assets	$12,831	$23,084	$31,900	$52,934	$71,060
Past-due loans 90 days and still accruing	$1,892	$109	$3,231	$-	$656
________
(1) As of December 31, 2016, consists of bonds of the GDB and the Puerto Rico Public Buildings Authority held as part of the available-for-sale investment securities portfolio with an amortized cost of $35.6 million (including accrued interest of $0.9 million), recorded on the Corporation's books at their aggregate fair value of $20.5 million.
(2) As of December 31, 2012, consists of collateral pledged to Lehman.
(3) PCI loans accounted for under ASC 310-30 of $165.8 million, $173.9 million, $102.6 million, $4.8 million and $10.6 million as of December 31, 2016, 2015,
2014, 2013 and 2012, respectively, are excluded and not considered non-performing due to the application of the accretion method, under which these loans will accrete interest income over the remaining life of the loans using estimated cash flow analysis.
(4) Amount includes PCI loans with individual delinquencies over 90 days and still accruing with a carrying value as of
December 31, 2016, 2015, and 2014 of approximately $29.0 million, $23.2 million and $15.7 million, respectively, primarily related to loans acquired from Doral Bank in the first quarter of 2015 and from Doral Financial in the second quarter of 2014.
(5) During the third quarter of 2015, upon the signing of a new agreement with the borrower, the Corporation changed its intent to sell a $40.0 million construction loan in the Virgin Islands. Accordingly, it was transferred back from held for sale to held for investment and continues to be classified as a TDR and a non-performing loan.

Total non-performing loans, including non-performing loans held for sale, were $568.2 million as of December 31, 2016. This represents an increase of $117.3 million from $450.9 million as of December 31, 2015. The increase was primarily attributable to the inflow in the first quarter of 2016 of the $111.8 million exposure to commercial mortgage loans guaranteed by the TDF and the inflow of two commercial relationships in Puerto Rico totaling $68.7 million.  The increase resulting from the inflow of large commercial loans was partially offset by charge-offs, the aforementioned sale of the $16.3 million pool of non-performing assets, primarily non-performing commercial loans, as well as reductions in non-performing residential, consumer and OREO balances.

Non-performing commercial mortgage loans increased by $127.4 million to $178.7 million as of December 31, 2016 from $51.3 million as of December 31, 2015. The increase was primarily driven by the aforementioned inflow of the $111.8 million exposure to loans guaranteed by the TDF in the first quarter of 2016 and the inflow of a $20.7 million loan that is part of a $35.0 million commercial relationship in Puerto Rico placed in non-performing status in the second quarter of 2016. The increase was partially offset by $8.2 million of commercial mortgage non-performing loans sold as part of the sale of the $16.3 million pool of non-performing assets. Total inflows of non-performing commercial mortgage loans of $168.4 million during 2016 increased by $149.8 million compared to $18.5 million for 2015.

Non-performing commercial and industrial loans increased by $9.5 million to $146.6 million as of December 31, 2016 from $137.1 million as of December 31, 2015.  The increase was driven by new inflows, including a $14.3 million loan which is also part of the aforementioned $35.0 million commercial relationship in Puerto Rico placed in non-performing status in the second quarter of 2016 and a $33.7 million commercial relationship in Puerto Rico placed in non-performing status during the fourth quarter of 2016,  partially offset by charge-offs, collections, and approximately $8.0 million of commercial and industrial non-performing loans sold as part of the sale of the $16.3 million pool of non-performing assets.  Total inflows of non-performing commercial and industrial loans were $69.6 million for 2016, a decrease of $21.6 million when compared to $91.2 million for 2015.

     Non-performing construction loans, including non-performing construction loans held for sale, decreased by $4.8 million to $57.9 million as of December 31, 2016 from $62.8 million as of  December 31, 2015.  The decrease was primarily a combination of cash collections, charge-offs and foreclosures. The inflows of non-performing construction loans of $1.6 million during 2016 increased by $0.7 million compared to inflows of $0.9 million for 2015.

The following tables present the activity of commercial and construction non-performing loans held for investment:

	Commercial Mortgage	Commercial & Industrial	Construction	Total
(In thousands)
Year ended December 31, 2016
Beginning balance	$51,333	$137,051	$54,636	$243,020
Plus:
Additions to non-performing	168,368	69,601	1,541	239,510
Less:
Loans returned to accrual status	(1,385)	(1,723)	(255)	(3,363)
Non-performing loans transferred to OREO	(3,340)	(2,215)	(961)	(6,516)
Non-performing loans charge-offs	(19,778)	(26,280)	(1,738)	(47,796)
Loan collections	(13,366)	(22,531)	(3,293)	(39,190)
Reclassification	1,774	(1,696)	(78)	-
Non-performing loans sold, net of charge offs	(4,910)	(5,608)	-	(10,518)
Ending balance	$178,696	$146,599	$49,852	$375,147

	Commercial Mortgage	Commercial & Industrial	Construction	Total
(In thousands)
Year ended December 31, 2015
Beginning balance	$148,473	$122,547	$29,354	$300,374
Plus:
Additions to non-performing	18,532	91,244.00	866	110,642
Reclassification from loans held for sale	81	-	40,005	40,086
Less:
Loans returned to accrual status	(31,734)	(1,149)	(303)	(33,186)
Non-performing loans transferred to OREO	(27,099)	(8,429)	(943)	(36,471)
Non-performing loans charge-offs	(28,724)	(28,789)	(4,937)	(62,450)
Loan collections	(10,832)	(15,686)	(2,182)	(28,700)
Other reclassification	398	-	(249)	149
Non-performing loans sold, net of charge-offs	(17,762)	(22,687)	(6,975)	(47,424)
Ending balance	$51,333	$137,051	$54,636	$243,020

The following table presents the activity of commercial and construction non-performing loans held for sale:

	Commercial Mortgage	Commercial & Industrial	Construction	Total
(In thousands)
Year ended December 31, 2016
Beginning balance	$-	$-	$8,135	$8,135
Less:
Lower of cost or market adjustment	-	-	(56)	(56)
Ending balance	$-	$-	$8,079	$8,079

	Commercial Mortgage	Commercial & Industrial	Construction	Total
(In thousands)
Year ended December 31, 2015
Beginning balance	$6,839	$-	$47,802	$54,641
Less:
Loan collections	(55)	-	-	(55)
Reclassification to loans held for investment	(81)	-	(40,005)	(40,086)
Non-performing loans sold	(6,556)	-	-	(6,556)
Lower of cost or market adjustment	(147)	-	338	191
Ending balance	$-	$-	$8,135	$8,135

Total non-performing commercial and construction loans (including non-performing loans held for sale) with a book value of $383.2 million as of December 31, 2016 are being carried at 56.6% of unpaid principal balance, net of reserves and accumulated charge-offs.  This balance includes $177.2 million related to the Corporation’s exposure to commercial mortgage loans guaranteed by the TDF and the credit facility of PREPA. See “Financial Condition and Operating Data Analysis – Loans Receivable, including Loans Held for Sale – Commercial and Construction Loans” above for additional information about the sale of the credit facility of PREPA in the first quarter of 2017.

Non-performing residential mortgage loans decreased by $8.1 million to $160.9 million as of December 31, 2016 from $169.0 million as of December 31, 2015. The decrease was mainly driven by loans brought current, modifications through a TDR after a sustained performance period, charge-offs, and foreclosures during 2016, partially offset by inflows of $91.7 million. The inflows of non-performing residential mortgage loans during 2016 amounted to $91.7 million compared to inflows of $91.8 million for 2015. Approximately $54.4 million, or 34% of total non-performing residential mortgage loans, have been written down to their net realizable value and no specific reserve was allocated.

The following table presents the activity of residential non-performing loans held for investment in 2016 and 2015:

	Year ended	Year ended
	December 31, 2016	December 31, 2015
(In thousands)
Beginning balance	$169,001	$180,707
Plus:
Additions to non-performing	91,655	91,817
Less:
Loans returned to accrual status	(39,671)	(52,654)
Non-performing loans transferred to OREO	(32,815)	(29,940)
Non-performing loans charge-offs	(22,456)	(13,972)
Loan collections	(4,847)	(6,808)
Other reclassification	-	(149)
Ending balance	$160,867	$169,001

The amount of non-performing consumer loans, including finance leases, decreased by $6.7 million during 2016 to $24.1 million as of December 31, 2016 compared to $30.8 million as of December 31, 2015.  The decrease was mainly related to charge-offs and collections, primarily related to auto loans. The inflows of non-performing consumer loans of $42.5 million for 2016 decreased by $11.5 million compared to inflows of $54.0 million for 2015.

As of December 31, 2016, approximately $204.1 million of the loans placed in non-accrual status, mainly commercial loans, were current, or had delinquencies of less than 90 days in their interest payments, including $110.6 million of TDRs maintained in nonaccrual status until the restructured loans meet the criteria of sustained payment performance under the revised terms for reinstatement to accrual status and there is no doubt about full collectability. Collections on these loans are being recorded on a cash basis through earnings, or on a cost-recovery basis, as conditions warrant.

During the year ended December 31, 2016, interest income of approximately $11.8 million related to non-performing loans with a carrying value of $375.2 million as of December 31, 2016, mainly non-performing construction and commercial loans, was applied against the related principal balances under the cost-recovery method.

As of December 31, 2016, approximately $121.4 million, or 22%, of total non-performing loans held for investment have been charged-off to their net realizable value and no specific reserve was allocated as shown in the following table:

(Dollars in thousands)	Residential Mortgage Loans	Commercial Mortgage Loans	Commercial & Industrial	Construction Loans	Consumer and Finance Leases	Total
As of December 31, 2016
Non-performing loans held for investment
charged off to realizable value	$54,356	$52,241	$12,488	$1,027	$1,243	$121,355
Other non-performing loans held
for investment	106,511	126,455	134,111	48,825	22,837	438,739
Total non-performing loans held
for investment	$160,867	$178,696	$146,599	$49,852	$24,080	$560,094

Allowance to non-performing loans held
for investment	21.12%	32.04%	42.26%	5.14%	207.01%	36.71%
Allowance to non-performing loans held
for investment, excluding non-performing
loans charged off to realizable value	31.90%	45.28%	46.20%	5.25%	218.27%	46.86%

As of December 31, 2015
Non-performing loans held for investment
charged-off to realizable value	$53,612	$15,190	$27,492	$39,466	$1,282	$137,042
Other non-performing loans held
for investment	115,389	36,143	109,559	15,170	29,470	305,731
Total non-performing loans held
for investment	$169,001	$51,333	$137,051	$54,636	$30,752	$442,773

Allowance to non-performing loans held
for investment	23.41%	132.88%	50.18%	6.44%	197.20%	54.36%
Allowance to non-performing loans held
for investment, excluding non-performing
loans charged-off to realizable value	34.29%	188.73%	62.77%	23.20%	205.78%	78.73%

The Corporation provides homeownership preservation assistance to its customers through a loss mitigation program in Puerto Rico that is similar to the U.S. government’s Home Affordable Modification Program guidelines. Depending upon the nature of borrowers’ financial condition, restructurings or loan modifications through this program as well as other restructurings of individual commercial, commercial mortgage, construction, and residential mortgage loans fit the definition of a TDR. A restructuring of a debt constitutes a TDR if the creditor for economic or legal reasons related to the debtor’s financial difficulties grants a concession to the debtor that it would not otherwise consider. Modifications involve changes in one or more of the loan terms that bring a defaulted loan current and provide sustainable affordability. Changes may include the refinancing of any past-due amounts, including interest and escrow, the extension of the maturity of the loan and modifications of the loan rate. As of December 31, 2016, the Corporation’s total TDR loans of $647.0 million consisted of $375.8 million of residential mortgage loans, $133.5 million of commercial and industrial loans, $48.7 million of commercial mortgage loans, $46.6 million of construction loans, and $42.4 million of consumer loans.

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

Prior to permanently modifying a loan, the Corporation may enter into trial modifications with certain borrowers. Trial modifications generally represent a six-month period during which the borrower makes monthly payments under the anticipated modified payment terms prior to a formal modification. Upon successful completion of a trial modification, the Corporation and the borrower enter into a permanent modification. TDR loans that are participating in or that have been offered a binding trial modification are classified as TDRs when the trial offer is made and continue to be classified as TDRs regardless of whether the borrower enters into a permanent modification. As of December 31, 2016, the Corporation classified an additional $4.1 million of residential mortgage loans as TDRs that were participating in or had been offered a trial modification.

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

TDRs are classified as either accrual or nonaccrual loans. Loans in accrual status may remain in accrual status when their contractual terms have been modified in a TDR if the loans had demonstrated performance prior to the restructuring and payment in full under the restructured terms is expected. Otherwise, loans on nonaccrual and restructured as a TDR will remain on nonaccrual status until the borrower has proven the ability to perform under the modified structure, generally for a minimum of six months, and there is evidence that such payments can and are likely to continue as agreed. Performance prior to the restructuring, or significant events that coincide with the restructuring, are included in assessing whether the borrower can meet the new terms and may result in the loan being returned to accrual status at the time of the restructuring or after a shorter performance period. If the borrower’s ability to meet the revised payment schedule is uncertain, the loan remains classified as a non-accrual loan. Loan modifications increase the Corporation’s interest income by returning a non-performing loan to performing status, if applicable, increase cash flows by providing for payments to be made by the borrower, and limit increases in foreclosure and OREO costs.

	The following table provides a breakdown of accrual and nonaccrual status of TDRs:

	(In thousands)	As of December 31, 2016

		Accrual	Nonaccrual (1)	Total TDRs

	Non-FHA/VA Residential Mortgage loans	$295,656	$80,153	$375,809
	Commercial Mortgage Loans	32,340	16,402	48,742
	Commercial and Industrial Loans	18,496	115,025	133,521
	Construction Loans:
	Construction-Land	7,732	1,630	9,362
	Construction-Commercial	-	36,893	36,893
	Construction-Residential	-	357	357
	Consumer Loans - Auto	16,253	8,622	24,875
	Finance Leases	2,542	105	2,647
	Consumer Loans - Other	11,868	2,974	14,842
	Total Troubled Debt Restructurings	$384,887	$262,161	$647,048

(1)

Included in nonaccrual loans are $110.6 million in loans that are performing under the terms of the restructuring agreement but are reported in nonaccrual status until the restructured loans meet the criteria of sustained payment performance under the revised terms for reinstatement to accrual status and are deemed fully collectible.

The OREO portfolio, which is part of non-performing assets, decreased by $9.1 million. The following tables show the composition of the OREO portfolio as of December 31, 2016 and December 31, 2015, as well as the activity during the year ended December 31, 2016 of the OREO portfolio by geographic region:

OREO Composition by Region

(In thousands)	As of December 31, 2016
	Puerto Rico	Virgin Islands	Florida	Consolidated
Residential	$43,925	$289	$2,703	$46,917
Commercial	73,393	4,938	367	78,698
Construction	11,077	989	-	12,066
	$128,395	$6,216	$3,070	$137,681

(In thousands)	As of December 31, 2015
	Puerto Rico	Virgin Islands	Florida	Consolidated
Residential	$37,501	$838	$5,224	$43,563
Commercial	86,423	111	1,315	87,849
Construction	9,197	4,509	1,683	15,389
	$133,121	$5,458	$8,222	$146,801

OREO Activity by Region

(In thousands)	As of December 31, 2016
	Puerto Rico	Virgin Islands	Florida	Consolidated
Beginning Balance	$133,121	$5,458	$8,222	$146,801
Additions	44,323	2,248	1,237	47,808
Sales	(31,809)	(1,212)	(6,312)	(39,333)
Fair value adjustments	(17,240)	(278)	(77)	(17,595)
Ending Balance	$128,395	$6,216	$3,070	$137,681

In the third quarter of 2016, the Corporation discontinued the income recognition related to, and placed in non-performing status, the bonds of the GDB and the Puerto Rico Public Buildings Authority as these entities defaulted on interest due on bonds held by the Corporation as part of its available-for-sale investment securities portfolio.  As of December 31, 2016, the amortized cost of these bonds, including accrued interest of $0.9 million, was $35.6 million (net of $22.2 million in cumulative other-than-temporary credit impairment charges).  These bonds are recorded on the Corporation’s books at their aggregate fair value of $20.5 million.

Net Charge-offs and Total Credit Losses

Total net charge-offs for 2016 were $121.8 million, or 1.37% of average loans, compared to $153.7 million, or 1.68%, for 2015. Net charge-offs for 2016 included $4.6 million associated with the sale of the $16.3 million pool of non-performing assets completed in the fourth quarter of 2016 and for 2015 included $61.4 million associated with the bulk sale of assets completed in the second quarter of 2015. Excluding the impact of net charge-offs related to the sale of the $16.3 million pool of non-performing assets in 2016 and the bulk sale of assets in 2015, total adjusted net charge-offs in 2016 were $117.2 million, or 1.32% of average loans, compared to $92.3 million, or an annualized 1.01%, for 2015, driven by higher losses on residential mortgage loans and the impact of four large commercial loan charge-offs totaling $28.0 million, including charge-offs of $13.9 million recorded on loans guaranteed by the TDF.

Commercial and industrial loans net charge-offs in 2016 totaled $23.9 million, or 1.11% of related average loans, compared to $29.5 million, or 1.32%, for 2015. Commercial and industrial loans net charge-offs in 2016 include $1.6 million associated with commercial and industrial loans included in the sale of the $16.3 million pool of non-performing assets and for 2015 include $20.6 million associated with the bulk sale of assets.  Excluding the impact of net charge-offs related to the sale of the $16.3 million pool of non-performing assets in 2016 and the bulk sale of assets in 2015, adjusted commercial and industrial net charge-offs for 2016 were $22.3 million, or $13.4 million higher than adjusted commercial and industrial net charge-offs of $8.9 million in 2015. Substantially all of the charge-offs recorded in 2016 are related to loans in Puerto Rico, including charge-offs totaling $17.7 million on three commercial relationships.

Commercial mortgage loans net charge-offs in 2016 were $19.6 million, or 1.28% of related average loans, compared to $49.6 million, or 3.12%, for 2015. Commercial mortgage loans net charge-offs in 2016 include $3.0 million associated with commercial mortgage loans included in the sale of the $16.3 million pool of non-performing assets and for 2015 include $37.6 million associated with the bulk sale of assets.  Excluding the impact of net charge-offs related to the sale of the $16.3 million pool of non-performing assets in 2016 and the bulk sale of assets in 2015, adjusted commercial mortgage net charge-offs for 2016 were $16.6 million, or $4.6 million higher than adjusted commercial mortgage net charge-offs of $12.0 million in 2015. Most of the charge-offs recorded in 2016 are related to loans in Puerto Rico, including the $13.9 million charge-offs recorded on loans guaranteed by the TDF. These charge-offs are associated with two of the three credit facilities guaranteed by the TDF as the borrowers’ cash flows related to these two facilities are insufficient to cover debt service and the Corporation is not receiving collections from the TDF guarantee. As such, these two facilities are collateral dependent loans; thus, the portion of the recorded investment in excess of the fair value of the collateral identified as uncollectible was charged off against the allowance for loan losses. Approximately $13.0 million of the $13.9 million charge-offs recorded in the second half of 2016 on loans guaranteed by the TDF was charged against specific reserves established in prior periods.

Construction loans net charge-offs in 2016 were $1.5 million, or 1.02% of related average loans, compared to $2.4 million, or 1.42%, for 2015. Construction loans net charge-offs in 2015 included $3.3 million of net charge-offs related to the bulk sale of assets.  More than half of the net construction loans net charge-offs in 2016 was related to one loan in Puerto Rico.

Residential mortgage loans net charge-offs in 2016 were $30.7 million, or 0.93% of related average loans, compared to $18.1 million, or 0.55%, for 2015. Approximately $21.6 million in charge-offs in 2016 resulted from valuations for impairment purposes of residential mortgage loans considered homogeneous given high delinquency and loan-to-value levels, compared to $11.3 million for 2015.  Net charge-offs on residential mortgage loans also included $7.4 million related to foreclosures, compared to $6.6 million for 2015.

Consumer and finance leases net charge-offs in 2016 were $46.2 million, or 2.63% of related average loans, compared to $54.1 million, or 2.85% of average loans, in 2015. The decrease was mainly attributable to the auto loan portfolio.

The following table shows the ratios of net charge-offs to average loans by loan category for the last five years.

	For the year ended December 31,
	2016	2015	2014	2013	2012

Residential mortgage (1)	0.93%	0.55%	0.85%	4.77%	1.32%
Commercial mortgage (2)	1.28%	3.12%	0.84%	3.44%	1.41%
Commercial and Industrial (3)	1.11%	1.32%	2.27%	3.70%	1.25%
Construction (4)	1.02%	1.42%	2.76%	15.11%	10.49%
Consumer loans and finance leases (5)	2.63%	2.85%	3.46%	2.76%	1.92%
Total loans (6)	1.37%	1.68%	1.84%	4.07%	1.76%

(1)

Includes net charge-offs totaling $99.0 million associated with the bulk sale of non-performing residential assets in 2013. The ratio of residential mortgage net charge-offs to average loans, excluding charge-offs associated with the bulk sale of non-performing residential assets in 2013, was 1.13%.

(2)

Includes net charge-offs totaling $3.0 million associated with the sale of the $16.3 million pool of non-performing assets in 2016, net charge-offs totaling $37.6 million associated with the bulk sale of assets in 2015 and net charge-offs totaling $54.6 million associated with the bulk sale of adversely classified commercial assets and the transfer of loans to held for sale in 2013. The ratios of commercial mortgage net charge-offs to average loans, excluding net charge-offs associated with the sale of the $16.3 million pool of non-performing assets in 2016, the bulk sale of assets in 2015, and the bulk sale of adversely classified commercial assets and the transfer of loans to held for sale in 2013, were 1.09%, 0.77%, and 0.45%, respectively.

(3)

Includes net charge-offs totaling $1.6 million associated with the sale of the $16.3 million pool of non-performing assets in 2016, net charge-offs totaling $20.6 million associated with the bulk sale of assets in 2015, net charge-offs totaling $6.9 million associated with the acquisition of mortgage loans from Doral Financial in 2014, and net charge offs totaling $44.7 million associated with the bulk sale of adversely classified commercial assets in 2013. The ratios of commercial and industrial loans net charge-offs to average loans, excluding net charge-offs associated with the sale of the $16.3 million pool of non-performing assets in 2016, the bulk sale of assets in 2015, the acquisition of mortgage loans from Doral Financial in 2014 and the bulk sale of adversely classified commercial assets in 2013, were 1.04%, 0.40%, 2.08%, and 2.15%, respectively.

(4)

Includes net charge-offs totaling $3.3 million associated with the bulk sale of assets in 2015. The ratio of construction  net charge-offs to average loans, excluding net charge-offs associated with the bulk sale of assets, was (0.52)% in 2015. Also includes net charge-offs totaling $34.2 million associated with the bulk sales of adversely classified commercial assets and the transfer of loans to held for sale in 2013. The ratio of construction loans net-charge offs to average loans, excluding charge-offs associated with the bulk loan sale and the transfer of loans to held for sale, was 2.91% in 2013.

(5)	Includes lease financing.
(6)

Includes net charge-offs totaling $4.6 million associated with the sale of the $16.3 million pool of non-performing assets in 2016, net charge-offs totaling $61.4 million associated with the bulk sale of assets in 2015, net charge-offs totaling $6.9 million associated with the acquisition of mortgage loans from Doral Financial in 2014, and net charge-offs totaling $232.4 million associated with the bulk sale of adversely classified commercial assets in 2013. The ratios of total net charge-offs to average loans, excluding excluding net charge-offs associated with the sale of the $16.3 million pool of non-performing assets in 2016, the bulk sale of assets in 2015, the acquisition of mortgage loans from Doral Financial in 2014, and the bulk sale of adversely classified commercial assets in 2013, were 1.32%, 1.01%, 1.77%, and 1.70%, respectively.

The following table presents net charge-offs to average loans held in various portfolios by geographic segment for the last five years:

		December 31, 2016	December 31, 2015	December 31, 2014	December 31, 2013	December 31, 2012
	PUERTO RICO:
	Residential mortgage (1)	1.20%	0.70%	1.08%	5.90%	1.58%
	Commercial mortgage (2)(3)(4)	1.66%	3.90%	1.72%	4.26%	1.39%
	Commercial and Industrial (5)(6)(7)(8)	1.47%	1.63%	2.68%	3.98%	1.35%
	Construction (9)(10)	2.93%	5.33%	4.16%	15.00%	6.34%
	Consumer and finance leases (11)	2.73%	2.96%	3.58%	2.83%	1.91%
	Total loans (12)(13)(14)(15)	1.71%	2.05%	2.32%	4.45%	1.67%

	VIRGIN ISLANDS:
	Residential mortgage (16)	0.15%	0.04%	0.19%	1.88%	0.15%
	Commercial mortgage (17)	-0.16%	0.00%	0.10%	0.11%	0.00%
	Commercial and Industrial (18)	-0.01%	0.23%	-0.23%	1.63%	0.01%
	Construction (19)	0.25%	0.21%	6.71%	18.08%	23.14%
	Consumer and finance leases	1.04%	0.29%	0.58%	0.48%	1.05%
	Total loans (20)	0.16%	0.11%	0.81%	3.50%	3.41%

	FLORIDA:
	Residential mortgage	0.04%	0.03%	0.03%	0.35%	0.95%
	Commercial mortgage (21)	-0.03%	0.26%	-3.12%	0.46%	1.70%
	Commercial and Industrial (22)	-0.01%	0.00%	0.00%	0.10%	-0.65%
	Construction (23)	-1.03%	-5.98%	-14.75%	6.44%	-8.89%
	Consumer and finance leases	0.70%	1.11%	0.73%	1.84%	3.62%
	Total loans (24)	0.01%	-0.04%	-1.37%	0.61%	1.04%
________
(1)

For 2013, includes net charge-offs totaling $92.9 million associated with the bulk loan sales. The ratio of residential mortgage net charge-offs to average loans in Puerto Rico, excluding charge-offs associated with the bulk sales, was 1.41% in 2013.

(2)

For 2016, includes net charge-offs totaling $3.0 million associated with the sale of the $16.3 million pool of non-performing assets. The ratio of commercial mortgage net charge-offs to average loans in Puerto Rico, excluding net charge-offs associated with the sale of the $16.3 million pool of non-performing assets, was 1.40% in 2016.

(3)

For 2015, includes net charge-offs totaling $37.6 million associated with the bulk sale of assets. The ratio of commercial mortgage net charge-offs to average loans in Puerto Rico, excluding net charge-offs associated with the bulk sale of assets, was 0.93% in 2015.

(4)

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

(5)

For 2016, includes net charge-offs totaling $1.6 million associated with the sale of the $16.3 million pool of non-performing assets. The ratio of commercial and industrial loans net charge-offs to average loans in Puerto Rico, excluding net charge-offs associated with the sale of the $16.3 million pool of non-performing assets, was 1.38% in 2016.

(6)

For 2015, includes net charge-offs totaling $20.6 million associated with the bulk sale of assets. The ratio of commercial and industrial loans net charge-offs to average loans in Puerto Rico, excluding net charge-offs associated with the bulk sale of assets, was 0.50% in 2015.

(7)

For 2014, includes net charge-offs totaling $6.9 million associated with the acquisition of mortgage loans from Doral Financial. The ratio of commercial and industrial loans net charge-offs to average loans in Puerto Rico, excluding charge-offs associated with the acquisition of mortgage loans from Doral Financial, was 2.47% in 2014.

(8)

For 2013, includes net charge-offs totaling $44.7 million associated with the bulk sale of adversely classified commercial assets. The ratio of commercial and industrial loans net charge-offs to average loans in Puerto Rico, excluding charge-offs associated with the bulk sale of adversely classified commercial assets, was 2.28% in 2013.

(9)

For 2015, includes net charge-offs totaling $3.3 million associated with the bulk sale of assets. The ratio of construction loans net charge-offs to average loans in Puerto Rico, excluding net charge-offs associated with the bulk sale of assets, was 0.89% in 2015.

(10)

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

(11)	Includes lease financing.
(12)

For 2016, includes net charge-offs totaling $4.6 million associated with the sale of the $16.3 million pool of non-performing assets. The ratio of total net charge-offs to average loans in Puerto Rico, excluding net charge-offs associated with the sale of the $16.3 million pool of non-performing assets, was 1.67% in 2016.

(13)

For 2015, includes net charge-offs totaling $61.4 million associated with the bulk sale of assets. The ratio of total net charge-offs to average loans in Puerto Rico, excluding net charge-offs associated with the bulk sale of assets, was 1.24% in 2015.

(14)

For 2014, includes net charge-offs totaling $6.9 million associated with the acquisition of mortgage loans from Doral Financial. The ratio of net charge-offs to average loans in Puerto Rico, excluding charge-offs associated with the acquisition of mortgage loans from Doral Financial, was 2.23% in 2014.

(15)

For 2013, includes net charge-offs totaling $211.2 million associated with the bulk loan sales and the transfer of loans to held for sale. The ratio of total net charge-offs to average loans in Puerto Rico, excluding charge-offs associated with the bulk loan sales and the transfer of loans to held for sale, was 1.92% in 2013.

(16)

For 2013, includes net charge-offs totaling $6.1 million associated with the bulk sale of non-performing residential assets. The ratio of residential mortgage net charge-offs to average loans in the Virgin Islands, excluding charge-offs associated with the bulk sale of non-performing residential assets, was 0.22% in 2013.

(17)	For 2016, recoveries in commercial mortgage loans in the Virgin Islands exceeded charge-offs.
(18)	For 2016 and 2014, recoveries in C&I loans in the Virgin Islands exceeded charge-offs.
(19)

For 2013, includes net charge-offs totaling $15.2 million associated with the bulk loan sales and the transfer of loans to held for sale. The ratio of construction loans net charge-offs to average loans in the Virgin Islands, excluding charge-offs associated with the bulk loan sale and the transfer of loans to held for sale, was -0.48% in 2013.

(20)

For 2013, includes net charge-offs totaling $21.3 million associated with the bulk loan sales and the transfer of loans to held for sale. The ratio of total net-charge offs to average loans in the Virgin Islands, excluding charge-offs associated with the bulk loan sales and the transfer of loans to held for sale, was 0.38% in 2013.

(21)	For 2016 and 2014, recoveries in commercial mortgage loans in Florida exceeded charge-offs.
(22)	For 2016 and 2012, recoveries in commercial and industrial loans in Florida exceeded charge-offs.
(23)	For 2016, 2015, 2014 and 2012, recoveries in construction loans in Florida exceeded charge-offs.
(24)	For 2015 and 2014, recoveries in total loans in Florida exceeded charge-offs.

Total credit losses (equal to net charge-offs plus losses on OREO operations) for 2016 amounted to $133.4 million, or 1.59% of average loans and repossessed assets, in contrast to credit losses of $169.5 million, or 1.82%  of average loans and repossessed assets, for 2015.

The following table presents a detail of the OREO inventory and credit losses for the periods indicated:

	Year Ended
	December 31,
	2016	2015
(Dollars in thousands)
OREO
OREO balances, carrying value:
Residential	$46,917	$43,563
Commercial	78,698	87,849
Construction	12,066	15,389
Total	$137,681	$146,801

OREO activity (number of properties):
Beginning property inventory	549	458
Properties acquired	414	344
Properties disposed	(337)	(253)
Ending property inventory	626	549

Average holding period (in days)
Residential	329	328
Commercial	813	468
Construction	975	1,222
	662	505
OREO operations (loss) gain:
Market adjustments and (losses) gain on sale:
Residential	$(2,201)	$(4,296)
Commercial	(8,143)	(7,609)
Construction	206	(902)
	(10,138)	(12,807)
Other OREO operations expenses	(1,395)	(2,981)
Net Loss on OREO operations	$(11,533)	$(15,788)

CHARGE-OFFS
Residential charge offs, net	$(30,680)	$(18,108)
Commercial charge offs, net	(43,528)	(79,095)
Construction charge offs, net	(1,454)	(2,412)
Consumer and finance leases charge-offs, net	(46,178)	(54,115)
Total charge-offs, net	(121,840)	(153,730)
TOTAL CREDIT LOSSES (1)	$(133,373)	$(169,518)

LOSS RATIO PER CATEGORY (2):
Residential	0.98%	0.68%
Commercial	1.37%	2.23%
Construction	0.79%	1.77%
Consumer	2.61%	2.83%
TOTAL CREDIT LOSS RATIO (3)	1.59%	1.82%
________
(1)	Equal to OREO operations (losses) plus charge-offs, net.
(2)	Calculated as net charge-offs plus market adjustments and gains (losses) on sale of OREO divided by average loans and repossessed assets.
(3)	Calculated as net charge-offs plus net loss on OREO operations divided by average loans and repossessed assets.

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

Concentration Risk

The Corporation conducts its operations in a geographically concentrated area, as its main market is Puerto Rico. However, the Corporation has diversified its geographical risk as evidenced by its operations in the Virgin Islands and in Florida. Of the total gross loans held for investment of $8.9 billion as of December 31, 2016, approximately 78% have credit risk concentration in Puerto Rico, 15% in the United States, and 7% in the Virgin Islands.

Exposure to the Puerto Rico Government

As of December 31, 2016, the Corporation had $323.3 million of direct exposure to the Puerto Rico government, its municipalities and public corporations, compared to $360.7 million as of December 31, 2015.  Approximately $191.9 million of the exposure consisted of loans and obligations of municipalities in Puerto Rico that are supported by assigned property tax revenues and for which, in most cases, the good faith, credit and unlimited taxing power of the applicable municipality have been pledged to their repayment. Approximately 89% of the Corporation’s municipality exposure consists primarily of senior priority obligations concentrated in five of the largest municipalities in Puerto Rico (San Juan, Carolina, Bayamon, Mayaguez and Guaynabo). These municipalities are required by law to levy special property taxes in such amounts as shall be required for the payment of all of their respective general obligation bonds and notes. In addition to municipalities, the total exposure to the Puerto Rico government included $6.9 million of loans to units of the Puerto Rico central government, and approximately $81.9 million consisted of loans to public corporations, including the direct exposure to PREPA with a book value of $65.5 million as of December 31, 2016. The PREPA credit facility was placed in non-accrual status in the first quarter of 2015, and interest payments recorded on a cost-recovery basis. During the first quarter of 2017, the Corporation received an unsolicited offer and sold its outstanding participation in the PREPA line of credit with a book value of $64 million at the time of sale (principal balance of $75 million), thereby reducing its direct exposure to the Puerto Rico government.  A specific reserve of approximately $10.2 million had been allocated to this loan.  Gross proceeds from the sale of $53.2 million have resulted in an incremental loss of $0.6 million as compared to the book value, net of reserve. This loss was recognized at the time of the sale in the first quarter of 2017.

The Corporation’s total direct exposure also includes obligations of the Puerto Rico government with an amortized cost of $42.7 million as part of its available-for-sale investment securities portfolio, net of $22.2 million in cumulative OTTI charges, and recorded at a fair value of $26.8 million as of December 31, 2016.

The following table details the Corporation’s total direct exposure to the Puerto Rico government according to their maturities:

	As of December 31, 2016
	Investment
	Portfolio		Total
	(Amortized cost)	Loans	Exposure

	(Dollars in thousands)
Central Government:
After 1 to 5 years	$-	$6,856	$6,856
Total Central Government	-	6,856	6,856

Government Development Bank:
After 1 to 5 years	21,422	-	21,422
Total Government Development Bank	21,422	-	21,422

Puerto Rico Housing Finance Authority:
After 10 years	7,930	-	7,930
Total Puerto Rico Housing Finance Authority	7,930	-	7,930

Puerto Rico Public Buildings Authority:
After 10 years	13,315	-	13,315
Total Puerto Rico Public Buildings Authority	13,315	-	13,315

Public Corporations:
Puerto Rico Electric Power Authority and affiliates:
Due within one year	-	65,454	65,454
After 5 to 10 years	-	16,475	16,475
Total Public Corporations	-	81,929	81,929

Municipalities:
After 1 to 5 years	1,136	29,495	30,631
After 5 to 10 years	10,741	6,203	16,944
After 10 years	144,313	-	144,313
Total Municipalities	156,190	35,698	191,888

Total Direct Government Exposure	$198,857	$124,483	$323,340

Furthermore, as of December 31, 2016, the Corporation had $127.7 million outstanding (book value of $111.8 million) in credit facilities extended to the hotel industry in Puerto Rico under which the borrower and the operations of the underlying collateral are the primary sources of repayment and the TDF provides a secondary guarantee for payment performance, compared to $129.4 million outstanding as of December 31, 2015. These facilities were placed in non-accrual status and classified as impaired in the first quarter of 2016, and interest payments are now applied against principal. Approximately $2.0 million of interest payments received on loans guaranteed by the TDF since late March 2016 have been applied against principal. The Corporation has been receiving payments on the largest of these three facilities sufficient to cover the monthly contractual payments. This facility matured on February 1, 2017 and is currently under renegotiation. In addition, the borrowers’ cash flows related to the other two facilities are insufficient to cover debt service and the Corporation is not receiving collections from the TDF guarantee. As such, these two facilities are collateral dependent loans and charge-offs amounting to $13.9 million were recorded during the second half of 2016, of which $13.0 million was charged against reserves established in prior periods. These loans have been adversely classified since the third quarter of 2015. As of December 31, 2016, the loans guaranteed by the TDF are being carried at 72% of unpaid principal balance, net of reserves and accumulated charge-offs.  The Corporation measures impairment on these loans based on the fair value of the collateral and the existence of the government guarantee.  Developments of the Puerto Rico government debt restructuring process, with the automatic stay on litigations under PROMESA set to expire on May 1, 2017, and actions taken or those that may have to be taken by the Commonwealth or the PROMESA oversight board to address Puerto Rico’s fiscal and economic crisis could ultimately adversely affect the value of the Puerto Rico government guarantees, including the TDF guarantee. If as a result of developments, including discussions with regulators, loan rating downgrades, progress in the debt restructuring process, or for other reasons, the Corporation determines that additional impairment charges are necessary, such an action would adversely affect the Corporation’s results of operations in the period in which such determination is taken. The Corporation’s collections of principal and interest from TDF in 2016 amounted to $0.6 million compared to $5.3 million in 2015.

 The TDF is a subsidiary of the GDB that facilitates private sector financings to Puerto Rico’s hotel industry. Adverse developments related to the Puerto Rico government’s fiscal situation introduced additional uncertainty regarding the TDF’s ability to honor its guarantee, including the enactment of Act 21.  On June 30, 2016, pursuant to Act 21, the Puerto Rico governor ordered a moratorium on the payment of $780 million of the Puerto Rico government’s general obligations and the debt of certain other instrumentalities due on July 1, 2016.  The Puerto Rico government has continued to default on general obligation bonds, including the payment due on January 1, 2017.  This followed a default on the principal payment of $367 million of GDB notes due on May 1, 2016.  Puerto Rico’s governor also issued an executive order intended to protect the GDB’s liquidity by allowing withdrawals only to fund necessary costs for essential services such as health, public safety and education services. Recently, the GDB defaulted on a $28 million payment of interest due to its creditors on August 1, 2016, including interest due on GDB bonds held by the Corporation.

As of December 31, 2016, the total reserve to book value coverage ratio related to commercial loans extended to or guaranteed by the Puerto Rico government (excluding municipalities) was 17% and the loans are being carried at 74% of unpaid principal balance, net of reserves and accumulated charge-offs.

In addition, the Corporation had $119.9 million in exposure to residential mortgage loans that are guaranteed by the Puerto Rico Housing Finance Authority. Residential mortgage loans guaranteed by the Puerto Rico Housing Finance Authority are secured by the underlying properties and the guarantees serve to cover shortfalls in collateral in the event of a borrower default. The Puerto Rico government guarantees up to $75 million of the principal guaranteed under the mortgage loans insurance program. According to the most recently released audited financial statements of the Puerto Rico Housing Financing Authority, as of June 30, 2015, the Puerto Rico Housing Finance Authority’s mortgage loans insurance program covered loans aggregating approximately $552 million. The regulations adopted by the Puerto Rico Housing Finance Authority require the establishment of adequate reserves to guarantee the solvency of the mortgage loans insurance fund. As of June 30, 2015, the most recent date as to which information is available, the Puerto Rico Housing Finance Authority had a restricted net position for such purposes of approximately $77.4 million.

Furthermore, as of December 31, 2016, the Corporation had $408.8 million of public sector deposits in Puerto Rico.  Approximately 28% is from municipalities and municipal agencies in Puerto Rico and 72% is from public corporations and the central government and agencies in Puerto Rico.

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

Basis of Presentation

The Corporation has included in this Form 10-K the following financial measures that are not recognized under GAAP, which are referred to as non-GAAP financial measures:

1.       Net interest income, interest rate spread, and net interest margin are reported excluding the changes in the fair value of derivative instruments and the $2.5 million prepayment penalty collected on a commercial mortgage loan paid off in the fourth quarter of 2014, and on a tax-equivalent basis in order to provide to investors additional information about the Corporation’s net interest income that management uses and believes should facilitate comparability and analysis. The changes in the fair value of derivative instruments have no effect on interest due or interest earned on interest-bearing liabilities or interest-earning assets, respectively. The $2.5 million contractual prepayment penalty collected was paid by the borrower to compensate for the economic loss sustained by the Corporation in the early termination of an interest rate swap agreement that provided an economic hedge of the cash flows associated with the related loan. Such loss equaled the mark-to-market unrealized losses recorded by the Corporation in prior periods for the terminated interest rate swap.  Such penalty income is above what the Corporation believes are the normal or recurring level for an individual loan.  The tax-equivalent adjustment to net interest income recognizes the income tax savings when comparing taxable and tax-exempt assets and assumes a marginal income tax rate. Income from tax-exempt earning assets is increased by an amount equivalent to the taxes that would have been paid if this income had been taxable at statutory rates. Management believes that it is a standard practice in the banking industry to present net interest income, interest rate spread, and net interest margin on a fully tax-equivalent basis. This adjustment puts all earning assets, most notably tax-exempt securities and certain loans, on a common basis that facilitates comparison of results to the results of peers.  Refer to “Net Interest Income” above for the table that reconciles the non-GAAP financial measure “net interest income excluding fair value changes and on a tax-equivalent basis” with net interest income calculated and presented in accordance with GAAP. The table also reconciles the non-GAAP financial measures “net interest spread and margin excluding fair value changes and on a tax-equivalent basis” with net interest spread and margin calculated and presented in accordance with GAAP.

2.       The tangible common equity ratio and tangible book value per common share are non-GAAP financial measures generally used by the financial community to evaluate capital adequacy. Tangible common equity is total equity less preferred equity, goodwill, core deposit intangibles, and other intangibles, such as the purchased credit card relationship intangible and the insurance customer relationship intangible. Tangible assets are total assets less goodwill, core deposit intangibles, and other intangibles, such as the purchased credit card relationship intangible and the insurance customer relationship intangible. Management and many stock analysts use the tangible common equity ratio and tangible book value per common share in conjunction with more traditional bank capital ratios to compare the capital adequacy of banking organizations with significant amounts of goodwill or other intangible assets, typically stemming from the use of the purchase method of accounting for mergers and acquisitions. Accordingly, the Corporation believes that disclosures of these financial measures may also be useful to investors.  Neither tangible common equity nor tangible assets, or the related measures should be considered in isolation or as a substitute for stockholders’ equity, total assets, or any other measure calculated in accordance with GAAP. Moreover, the manner in which the Corporation calculates its tangible common equity, tangible assets, and any other related measures may differ from that of other companies reporting measures with similar names. Refer to “Risk Management-Capital” above for a reconciliation of the Corporation’s tangible common equity and tangible assets.

3.       Adjusted provision for loan and lease losses, adjusted net charge-offs, adjusted net charge-offs to average loans ratios, and adjusted provision for loan and lease losses to net charge-offs ratios are non-GAAP financial measures that exclude the effects related to the sale of the $16.3 million pool of non-performing assets in 2016, the bulk sale of assets with a carrying value of $150.4 million in 2015, the acquisition of mortgage loans from Doral Financial in 2014 in full satisfaction of secured borrowings owed by such entity to FirstBank, and the bulk sales of adversely classified commercial assets, non-performing residential loans and loans transferred to held for sale in 2013. Management believes this information helps investors understand the effect of items that are not expected to reoccur with any regularity or may reoccur at uncertain times and in uncertain amounts on reported results and facilitates comparisons with prior periods.

4.       Adjusted non-interest income excludes for 2016, 2015, and 2014 the following:

•         Gain of $1.5 million from the recovery of a residual CMO previously written off recorded in the fourth quarter of 2016.

•         Brokerage and insurance commissions of $1.8 million from the sale of large fixed annuities contracts in the fourth quarter of 2016.

•         Gain of $6.1 million on sales of U.S. agency MBS recorded in the third quarter of 2016.

•         OTTI charges on debt securities of $6.7 million, $16.5 million, and $0.4 million in 2016, 2015, and 2014, respectively.

•         Gain of $4.2 million on the repurchase and cancellation of trust preferred securities recorded in the first quarter of 2016.

•         Gain of $7.0 million on the sale of merchant contracts recorded in the fourth quarter of 2015.

•         Loss of $0.6 million on loans held for sale included as part of the bulk sale of assets recorded in the second quarter of 2015.

•         Bargain purchase gain of $13.4 million on assets acquired and liabilities assumed from Doral Bank in the first quarter of 2015.

•         Equity in loss of unconsolidated entity of $7.3 million recorded in 2014.

•         Gain of $0.3 million on the sale of a Puerto Rico government agency bond recorded in 2014.

Management believes this information helps investors understand the effect of items that are not expected to reoccur with any regularity or may reoccur at uncertain times and in uncertain amounts and facilitates comparisons with prior periods. In addition, the exclusion of items such as the bargain purchase gain that are not reflective of the core operating performance provides an alternate presentation of the Corporation’s performance.

5.       Adjusted non-interest expenses excludes for 2016, 2015, and 2014 the following:

•         A $2.7 million adjustment recorded in the fourth quarter of 2016 to reduce the credit card rewards liability due to unusually large customer forfeitures related to the expiration of reward points earned by customers up to September 2013 (the conversion date of the credit card portfolio acquired from FIA in May 2012).  Most of these points had been accrued at acquisition date and ultimately experienced a redemption pattern materially different from those points accrued after conversion.

•         Incentive costs of $0.1 million related to the aforementioned sale of large fixed annuities contracts in the fourth quarter of 2016.

•         Costs of $0.6 million associated with the secondary offering of the Corporation’s common stock by certain of the existing stockholders recorded in the fourth quarter of 2016.

•         Costs above what the Corporation believes are the normal or recurring level for severance payments of $0.3 million related to permanent job discontinuance in the third quarter of 2016 and costs of $2.2 million related to a voluntary early retirement program in the fourth quarter of 2015.

•         Transaction expenses and certain losses totaling $1.2 million related to the bulk sale of assets in the second quarter of 2015.

•         Acquisition and conversion costs of $4.6 million related to assets acquired and liabilities assumed from Doral Bank recorded in 2015.

•         Costs of $1.2 million related to the acquisition of loans from Doral Financial in 2014.

Management believes this information helps investors understand the effect of adjustments that are above normal or recurring levels, are not expected to reoccur with any regularity or may reoccur at uncertain times and in uncertain amounts and facilitates comparisons with prior periods, and provides an alternate presentation of the Corporation’s performance.

6.       Adjusted net income that excludes the effect of all the items mentioned above and their tax related impacts as follows:

•          Tax benefit of $0.7 million related to the sale of the $16.3 million pool of non-performing assets in the fourth quarter of 2016 (calculated based on the statutory tax rate of 39%)

•          Tax expense of $0.3 million related to the gain from recovery of a residual CMO previously written off, which was recorded in the fourth quarter of 2016 (calculated based on the applicable capital gain tax rate of 20%).

•         Tax expense of $0.7 million related to brokerage and insurance commissions from the sale of large fixed annuities contracts, net of incentive costs, recorded in the fourth quarter of 2016 (calculated based on the statutory tax rate of 39%).

•         Tax expense of $1.1 million related to the adjustment to reduce the credit card rewards liability due to unusually large customer forfeitures, which was recorded in the fourth quarter of 2016 (calculated based on the statutory tax rate of 39%).

•         Tax expense of $0.2 million related to the taxable portion of the gain on sale of U.S. agency MBS, which was recorded in the third quarter of 2016 (calculated based on the applicable capital gain tax rate of 20%).

•         Tax benefit of $0.1 million related to the severance expense, which was recorded in the third quarter of 2016 (calculated based on the statutory tax rate of 39%).

•         Tax expense of $2.7 million related to the gain on sale of merchant contracts, which was recorded in the fourth quarter of 2015 (calculated based on the statutory tax rate of 39%).

•         Tax benefit of $0.9 million related to the voluntary early retirement program expenses, which was recorded in the fourth quarter of 2015 (calculated based on the statutory tax rate of 39%).

•         Tax benefit of $19.0 million related to charges on the bulk sale of assets, including transaction costs, executed in the second quarter of 2015 (calculated based on the statutory tax rate of 39%).

•         Tax expense of $5.2 million related to the bargain purchase gain on assets acquired and liabilities assumed from Doral Bank in the first quarter of 2015 (calculated based on the statutory tax rate of 39%).

•         Tax benefit of $1.8 million related to the acquisition and conversion costs of assets acquired and liabilities assumed from Doral Bank in the first half of 2015 (calculated based on the statutory tax rate of 39%).

•         No tax benefit was recorded for the OTTI charges recorded in 2016, 2015 and 2014.

•         Tax expense of $1.0 million related to the $2.5 million prepayment penalty collected on a commercial mortgage loan paid off in the fourth quarter of 2014 (calculated based on the statutory tax rate of 39%).

•         Tax benefit of $0.5 million related to costs incurred in the acquisition of mortgage loans from Doral Financial in 2014 in full satisfaction of secured borrowings owed by such entity to FirstBank (calculated based on the statutory tax rate of 39%).

•         No tax expenses was recorded for the gain on the sale of a tax-exempt Puerto Rico government agency bond in 2014.

•         No tax effect was reflected in 2014 related to the equity in loss of unconsolidated entity, as the related deferred tax asset was fully reserved with a valuation allowance.

•         The gain realized on the repurchase and cancellation of trust preferred securities and costs incurred associated with the secondary offering, recorded at the holding company level, had no effect on the income tax expense in 2016.

Management believes this information helps investors understand the effect of items that are not reflective of core operating performance, are not expected to reoccur with any regularity or may reoccur at uncertain times and in uncertain amounts and facilitates comparisons with prior periods and provides an alternate presentation of the Corporation’s performance.

The Corporation uses and believes that these non-GAAP financial measures enhance the ability of analysts and investors to analyze trends in the Corporation’s business and better understand the performance of the Corporation. In addition, the Corporation may utilize these non-GAAP financial measures as a guide in its budgeting and long-term planning process. Any analysis of these non-GAAP financial measures should be used only in conjunction with results presented in accordance with GAAP.

 Refer to “Executive Overview of Results of Operations” above for the reconciliation of the non-GAAP financial measures “adjusted net income,” “adjusted provision for loan and lease losses,” “adjusted net charge-offs,” and adjusted net charge-offs to average loans ratio” to the GAAP financial measures.  The following tables reconciles the non-GAAP financial measures “adjusted non-interest income” and “adjusted non-interest expenses,” to the GAAP financial measures for 2016, 2015 and 2014:

2016	As reported (GAAP)	Gain from recovery of investments previously written off	OTTI on Debt Securities	Gain on Sale of Investment Securities	Gain on Repurchase and Cancellation of Trust Preferred Securities	Severance Payments	Secondary Offering Costs	Credit Card Rewards Program Unusual Forfeiture	Brokerage and insurance commissions from sale of large fixed annuities contracts and related incentive costs	Adjusted (Non-GAAP)

(In thousands)
Non-interest income	$87,954	$(1,547)	$6,687	$(6,104)	$(4,217)	$-	$-	$-	$(1,772)	$81,001
Gain on sale of investment securities	6,104	-	-	(6,104)	-	-	-	-	-	-
Gain from recovery of investments
previously written off	1,547	(1,547)	-	-	-	-	-	-	-	-
Net impairment losses on available-for-sale
debt securities	(6,687)	-	6,687	-	-	-	-	-	-	-
Gain on early extinguishment of debt	4,217	-	-	-	(4,217)	-	-	-	-	-
Other non-interest income	30,900	-	-	-	-	-	-	-	(1,772)	29,128
Non-interest expenses	$355,080	$-	$-	$-	$-	$(281)	$(590)	$2,732	$(80)	$356,861
Employees' compensation and benefits	151,493	-	-	-	-	(281)	-	-	(80)	151,132
Business promotion	11,419	-	-	-	-	-	(20)	2,732	-	14,131
Professional fees	44,137	-	-	-	-	-	(548)	-	-	43,589
Taxes other than income taxes	15,139	-	-	-	-	-	(22)	-	-	15,117

	As Reported (GAAP)	OTTI on Debt Securities	Gain on sale of Merchant Contracts	Bargain Purchase Gain	Voluntary Early Retirement Program-non-recurring expenses	Acquisition and conversion costs	Bulk sale transaction impact	Adjusted (Non-GAAP)

2015
(In thousands)
Non-interest income	$81,325	$16,517	$(7,000)	$(13,443)	$-	$-	$552	$77,951
Bargain purchase gain	13,443	-	-	(13,443)	-	-	-	-
Net loss on investment and impairments	(16,517)	16,517	-	-	-	-	-	-
Gain on sale of merchant contracts	7,000	-	(7,000)	-	-	-	-	-
Other net interest income	32,794	-	-	-	-	-	552	33,346
Non-interest expenses	$383,830	$-	$-	$-	$(2,238)	$(4,646)	$(1,168)	$375,778
Employees' compensation and benefits	150,059	-	-	-	(2,238)	(104)	-	147,717
Occupancy and equipment	59,295	-	-	-	-	(118)	-	59,177
Professional fees	55,632	-	-	-	-	(3,709)	(918)	51,005
Business promotion	15,234	-	-	-	-	(437)	-	14,797
Net loss on OREO operations	15,788	-	-	-	-	-	(250)	15,538
Other expenses	22,229	-	-	-	-	(278)	-	21,951
__________

	As Reported (GAAP)	Gain on Sale of Investment Securities	OTTI on Debt Securities	Equity in Loss on Unconsolidated Entity	Costs Related to Acquisition of Mortgage Loans from Doral Financial	Adjusted (Non-GAAP)

2014
(In thousands)
Non-interest income	$61,348	$(262)	$388	$7,279	$-	$68,753
Gain on sale of investment securities	262	(262)	-	-	-	-
Net loss on investment and impairments	(388)	-	388	-	-	-
Equity in losses of unconsolidated entity	(7,279)	-	-	7,279	-	-
Non-interest expenses	$378,253	$-	$-	$-	$(1,235)	$377,018
Professional fees	47,940	-	-	-	(1,223)	46,717
Other non-interest expenses	19,039	-	-	-	(12)	19,027

The following table reconciles the provision for loan and lease losses to net charge-offs to the Non-GAAP financial measure "adjusted provision for loan and lease losses to net-charge-offs" for 2016, 2015, 2014 and 2013.

	Provision for Loan and Lease
	Losses to Net Charge-Offs,
	(GAAP to Non GAAP reconciliation)
	Year Ended
(In thousands)	December 31, 2016		December 31, 2015		December 31, 2014		December 31, 2013
	Provision for Loan and Lease Losses	Net Charge-Offs	Provision for Loan and Lease Losses	Net Charge-Offs	Provision for Loan and Lease Losses	Net Charge-Offs	Provision for Loan and Lease Losses	Net Charge-Offs

Provision for loan and lease losses and
net charge-offs (GAAP)	$86,733	$121,840	$172,045	$153,730	$109,530	$172,993	$243,751	$393,307
Less Special Items:
Sale of a $16.3 million pool of non-performing assets	1,799	4,631	-	-	-	-	-	-
Bulk sale of assets	-	-	46,947	61,435	-	-	-	-
Acquisition of mortgage loans from Doral Financial
in full satisfaction of secured borrowings	-	-	-	-	1,428	6,908	-	-
Bulk sale of adversely classified commercial assets,
non-performing residential loans
and loans transferred to held for sale	-	-	-	-	-	-	132,002	232,444
Provision for loan and lease losses and net
charge-offs, excluding special items (Non-GAAP)	$84,934	$117,209	$125,098	$92,295	$108,102	$166,085	$111,749	$160,863

Provision for loan and lease losses to
net charge-offs (GAAP)	71.19%		111.91%		63.31%		61.97%
Provision for loan and lease losses to
net charge-offs, excluding special items (Non-GAAP)	72.46%		135.54%		65.09%		69.47%

The following table reconciles the net charge-offs and net charge-offs to average loans ratios to the Non-GAAP financial measures "adjusted net charge-offs" and "adjusted net charge-offs to average loans ratios" for 2013:

	As Reported (GAAP)	Bulk Sales Transaction Impact	Loans Transferred To Held For Sale Impact	Adjusted (Non-GAAP)

2013
(in thousands)
Total net charge-offs	$393,307	$196,491	$35,953	$160,863
Total net charge-offs to average loans	4.07%			1.70%
Residential mortgage	127,999	98,972	-	29,027
Residential Mortgage loans net charge-offs to average loans	4.77%			1.13%
Commercial mortgage	62,602	40,057	14,553	7,992
Commercial mortgage loans net charge-offs to average loans	3.44%			0.45%
Commercial and Industrial	105,213	44,678	-	60,535
Commercial and Industrial loans net charge-offs to average loans	3.70%			2.15%
Construction	41,247	12,784	21,400	7,063
Construction loans net charge-offs to average loans	15.11%			2.91%

Selected Quarterly Financial Data

        Financial data showing results of the 2016 and 2015 quarters is presented below. In the opinion of management, all adjustments necessary for a fair presentation have been included. These results are unaudited.

	2016
	March 31	June 30	September 30	December 31

	(In thousands, except for per share results)
Interest income	$150,831	$146,934	$143,573	$143,954
Net interest income	124,648	120,228	118,178	121,064
Provision for loan losses	21,053	20,986	21,503	23,191
Net income	23,344	21,953	24,074	23,858
Net income attributable to common stockholders -
basic	23,344	21,953	24,074	23,635
Net income attributable to common stockholders -
diluted	23,344	21,953	24,074	23,635
Earnings per common share-basic	$0.11	$0.10	$0.11	$0.11
Earnings per common share-diluted	$0.11	$0.10	$0.11	$0.11

	2015
	March 31	June 30	September 30	December 31
	(In thousands, except for per share results)
Interest income	$152,485	$151,632	$149,812	$151,640
Net interest income	125,647	126,477	124,929	125,213
Provision for loan and lease losses	32,970	74,266	31,176	33,633
Net income (loss)	25,646	(34,074)	14,758	14,967
Net income (loss) attributable to common
stockholders -basic	25,646	(34,074)	14,758	14,967
Net income (loss) attributable to common
stockholders -diluted	25,646	(34,074)	14,758	14,967
Earnings (loss) per common share-basic	$0.12	$(0.16)	$0.07	$0.07
Earnings (loss) per common share-diluted	$0.12	$(0.16)	$0.07	$0.07

Some infrequent transactions that significantly affected quarterly periods include:

    Fourth quarter of 2016: (i) a $1.8 million pre-tax charge to the provision for loan and lease losses related to the sale of the $16.3 million pool of non-performing assets; (ii) a pre-tax gain of $1.5 million from recovery of a residual CMO previously written off once the trust was liquidated; (iii)  brokerage and insurance pre-tax commissions of $1.7 million, net of incentive costs, primarily from the sale of large fixed annuities contracts; and (iv) a pre-tax adjustment of $2.7 million to reduce the credit card rewards program liability due to the expiration of reward points earned by customers up to September 2013 (the conversion date of the credit card portfolio acquired from FIA in May 2012).

   Third quarter of 2016 included a pre-tax gain of $6.1 million on sales of $198.7 million of U.S. agency MBS.

    First quarter of 2016: (i) OTTI charges on debt securities, primarily on Puerto Rico government debt securities, of $6.7 million; and (ii) a gain of $4.2 million on the repurchase and cancellation of $10 million in trust preferred securities. These transactions had no effect on the income tax expense in 2016.

Fourth quarter of 2015: (i) a $19.2 million pre-tax charge to the provision for loan and lease losses related to qualitative factor adjustments to the reserves for commercial loans extended to or guaranteed by the Puerto Rico government; (ii) a $7.0 million pre-tax gain associated with a long-term strategic marketing alliance as part of the sale of the Bank’s merchant contracts portfolio; (iii) a $3.0 million OTTI charge on Puerto Rico government securities, no tax benefit was recognized for the OTTI charges; and (iv) pre-tax costs of $2.2 million related to a voluntary early retirement program.

Second quarter of 2015: (i) a $48.7 million pre-tax loss related to the bulk sale of assets, primarily adversely classified commercial and construction loans; (ii) a $12.9 million OTTI charge on Puerto Rico government securities, no tax benefit was recognized for the OTTI charges; and (iii) pre-tax conversion costs of $2.6 million associated with the conversion of deposit and loan accounts acquired from Doral to the FirstBank’s systems.

First quarter of 2015: (i) the pre-tax $13.4 million bargain purchase gain related to the acquisition of assets and assumption of liabilities from Doral Bank; and (ii) $2.1 million of related pre-tax acquisition and conversion costs.

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

     In addition, in 2016, First BanCorp’s Chief Executive Officer provided to the NYSE his annual certification, as required for all NYSE listed companies, that he was not aware of any violation by the Corporation of the NYSE corporate governance listing standards.

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

Item 8. Financial Statements and Supplementary Data

FIRST BANCORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

First BanCorp.:

We have audited the accompanying consolidated statements of financial condition of First BanCorp. and subsidiaries (the “Corporation”) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, cash flows, and changes in stockholders’ equity for each of the years in the three-year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First BanCorp. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), First BanCorp. and subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2017 expressed an unqualified opinion on the effectiveness of the Corporation’s internal control over financial reporting.

/s/    KPMG LLP

San Juan, Puerto Rico

March 16, 2017

Stamp No. E257685 of the Puerto Rico

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

Because of its inherent limitations, including the possibility of collusion or improper management override of controls, internal control over financial reporting may not prevent or detect every misstatement due to error or fraud on a timely basis. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2016 based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, management concluded that, as of December 31, 2016, the Corporation’s internal control over financial reporting is effective based on the criteria established in Internal Control-Integrated Framework (2013).

The Corporation’s internal control over financial reporting as of December 31, 2016 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their accompanying report dated March 16, 2017, which expressed an unqualified opinion on the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2016.

                                                                                                     First BanCorp.

   /s/  Aurelio Alemán

   Aurelio Alemán

   President and Chief Executive Officer

   Date: March 16, 2017

   /s/  Orlando Berges

   Orlando Berges

   Executive Vice President

   and Chief Financial Officer

   Date: March 16, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

First Bancorp.:

We have audited First Bancorp. and subsidiaries’ (the “Corporation”) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework (2013)  issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit.

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

In our opinion, First Bancorp. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of First Bancorp. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, cash flows, and changes in stockholders’ equity, for each of the years in the three-year period ended December 31, 2016, and our report dated March 16, 2017, expressed an unqualified opinion on those consolidated financial statements.

/s/    KPMG LLP

San Juan, Puerto Rico

March 16, 2017

Stamp No. E257686 of the Puerto Rico

Society of Certified Public Accountants

was affixed to the record copy of this report.

FIRST BANCORP.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31, 2016	December 31, 2015
	(In thousands, except for share information)
ASSETS

Cash and due from banks	$289,591	$532,985

Money market investments:
Time deposits with other financial institutions	2,800	3,000
Other short-term investments	7,294	216,473
Total money market investments	10,094	219,473

Investment securities available for sale, at fair value:
Securities pledged that can be repledged	339,390	793,562
Other investment securities	1,542,530	1,092,833
Total investment securities available for sale	1,881,920	1,886,395

Investment securities held to maturity, at amortized cost:
Securities pledged that can be repledged	-	-
Other investment securities	156,190	161,483
Total investment securities held to maturity, fair value of $132,759 (2015- $131,544)	156,190	161,483

Other equity securities	42,992	32,169

Loans, net of allowance for loan and lease losses of $205,603
(2015 - $240,710)	8,681,270	8,871,672
Loans held for sale, at lower of cost or market	50,006	35,869
Total loans, net	8,731,276	8,907,541

Premises and equipment, net	150,828	161,016
Other real estate owned	137,681	146,801
Accrued interest receivable on loans and investments	45,453	48,697
Other assets	476,430	476,459
Total assets	$11,922,455	$12,573,019

LIABILITIES

Non-interest-bearing deposits	$1,484,155	$1,336,559
Interest-bearing deposits	7,347,050	8,001,565
Total deposits	8,831,205	9,338,124

Securities sold under agreements to repurchase	300,000	700,000
Advances from the Federal Home Loan Bank (FHLB)	670,000	455,000
Other borrowings	216,187	226,492
Accounts payable and other liabilities	118,820	159,269
Total liabilities	10,136,212	10,878,885

STOCKHOLDERS' EQUITY
Preferred stock, authorized, 50,000,000 shares:
Non-cumulative Perpetual Monthly Income Preferred Stock: issued
22,004,000 shares, outstanding 1,444,146 shares,
aggregate liquidation value of $36,104	36,104	36,104
Common stock, $0.10 par value, authorized, 2,000,000,000 shares; issued,
218,700,394 shares (2015 - 216,051,128 shares issued)	21,870	21,605
Less: Treasury stock (at par value)	(125)	(96)
Common stock outstanding, 217,446,205 shares outstanding
(2015 - 215,088,698 shares outstanding)	21,745	21,509
Additional paid-in capital	931,856	926,348
Retained earnings, includes legal surplus reserve of $52,436 (2015- $42,798)	830,928	737,922
Accumulated other comprehensive loss, net of tax of $7,752	(34,390)	(27,749)
Total stockholders' equity	1,786,243	1,694,134
Total liabilities and stockholders' equity	$11,922,455	$12,573,019

The accompanying notes are an integral part of these statements.

FIRST BANCORP.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2016	2015	2014
	(In thousands, except per share information)

Interest and dividend income:
Loans	$531,022	$548,571	$571,685
Investment securities	50,905	54,850	60,372
Money market investments	3,365	2,148	1,892
Total interest income	585,292	605,569	633,949

Interest expense:
Deposits	67,302	69,250	78,127
Securities sold under agreements to repurchase	20,203	22,431	26,989
Advances from FHLB	5,964	4,171	3,561
Other borrowings	7,705	7,451	7,199
Total interest expense	101,174	103,303	115,876
Net interest income	484,118	502,266	518,073
Provision for loan and lease losses	86,733	172,045	109,530
Net interest income after provision for loan and lease losses	397,385	330,221	408,543

Non-interest income:
Service charges and fees on deposit accounts	22,965	20,330	16,709
Mortgage banking activities	20,435	17,217	14,685
Net gain on sale of investments	6,104	-	262
Gain from recovery of investments previously written off	1,547	-	-
Other-than-temporary impairment (OTTI) losses on available-for-sale debt securities:
Total other-than-temporary impairment losses	(1,845)	(35,806)	-
Portion of other-than-temporary impairment recognized
in other comprehensive income (OCI)	(4,842)	19,289	(388)
Net impairment losses on available-for-sale debt securities	(6,687)	(16,517)	(388)
Gain on early extinguishment of debt	4,217	-	-
Equity in loss of unconsolidated entity	-	-	(7,279)
Insurance commission income	8,473	7,058	6,868
Bargain purchase gain	-	13,443	-
Gain on sale of merchant contracts	-	7,000	-
Other non-interest income	30,900	32,794	30,491
Total non-interest income	87,954	81,325	61,348

Non-interest expenses:
Employees' compensation and benefits	151,493	150,059	135,422
Occupancy and equipment	55,159	59,295	58,290
Business promotion	11,419	15,234	16,531
Professional fees	44,137	55,632	47,940
Taxes, other than income taxes	15,139	12,669	18,089
Insurance and supervisory fees	24,920	29,021	39,131
Net loss on other real estate owned (OREO) and OREO operations	11,533	15,788	20,596
Credit and debit card processing expenses	13,635	16,177	15,449
Communications	6,759	7,726	7,766
Other non-interest expenses	20,886	22,229	19,039
Total non-interest expenses	355,080	383,830	378,253

Income before income taxes	130,259	27,716	91,638

Income tax (expense) benefit	(37,030)	(6,419)	300,649

Net income	$93,229	$21,297	$392,287

Net income attributable to common stockholders	$93,006	$21,297	$393,946

Net income per common share:

Basic	$0.44	$0.10	$1.89
Diluted	$0.43	$0.10	$1.87

Dividends declared per common share	$-	$-	$-

The accompanying notes are an integral part of these statements.

FIRST BANCORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,

	2016	2015	2014
	(In thousands)

Net income	$93,229	$21,297	$392,287

Available-for-sale debt securities on which an other-than-
temporary impairment has been recognized:
Unrealized gain (loss) on debt securities on which an
other-than-temporary impairment has been recognized	550	(16,841)	1,781
Reclassification adjustment for other-than-temporary
impairment on debt securities included in net income	6,687	16,517	388

All other unrealized gains and losses on available-for-sale securities:
Reclassification adjustments for net gain included in
net income	(6,104)	-	(262)
All other unrealized holding (losses) gains arising
during the year	(7,774)	(9,074)	58,478

Other comprehensive (loss) income for the year	(6,641)	(9,398)	60,385
Total comprehensive income	$86,588	$11,899	$452,672

The accompanying notes are an integral part of these statements.

FIRST BANCORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2016	2015	2014

	(In thousands)
Cash flows from operating activities:
Net income	$93,229	$21,297	$392,287
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,649	21,060	20,983
Amortization of intangible assets	4,896	5,143	4,943
Provision for loan and lease losses	86,733	172,045	109,530
Deferred income tax expense (benefit)	23,879	80	(306,010)
Stock-based compensation	6,876	6,037	4,221
Gain on sales of investments, net	(6,104)	-	(262)
Bargain purchase gain	-	(13,443)	-
Gain on sale of merchant contracts	-	(7,000)	-
Other-than-temporary impairments on debt securities	6,687	16,517	388
Gain from recovery of investments previously written off	(1,547)	-	-
Equity in loss of unconsolidated entity	-	-	7,279
Unrealized loss (gain) on derivative instruments	78	(164)	(936)
Gain on sales of premises and equipment and other assets	(700)	(64)	(21)
Net gain on sales of loans	(10,273)	(7,379)	(7,715)
Net amortization/accretion of premiums, discounts, and deferred loan fees and costs	(8,819)	(6,229)	(2,431)
Originations and purchases of loans held for sale	(488,833)	(428,348)	(311,305)
Sales and repayments of loans held for sale	493,821	436,461	328,822
Loans held for sale valuation adjustment	-	(191)	-
Amortization of broker placement fees	2,881	4,563	6,662
Net amortization/accretion of premiums and discounts on investment securities	6,890	7,046	5,417
Gain on extinguishment of debt	(4,217)	-	-
Decrease in accrued interest receivable	2,934	1,703	3,216
(Decrease) increase in accrued interest payable	(29,200)	6,241	6,812
Decrease in other assets	17,716	20,625	19,724
(Decrease) increase in other liabilities	(15,144)	5,891	(17,251)
Net cash provided by operating activities	199,432	261,891	264,353

Cash flows from investing activities:
Principal collected on loans	2,830,830	2,969,616	3,483,131
Loans originated and purchased	(2,813,253)	(2,959,871)	(3,423,241)
Proceeds from sales of loans held for investment	31,852	107,702	74,058
Proceeds from sales of repossessed assets	56,369	61,808	66,683
Proceeds from sales of available-for-sale securities	219,780	-	4,861
Purchases of available-for-sale securities	(619,636)	(250,585)	(170,419)
Proceeds from principal repayments and maturities of available-for-sale securities	390,286	296,950	233,046
Purchases of held-to-maturity investment securities	-	(4,530)	-
Proceeds from principal repayments and maturities of securities held to maturity	5,293	5,068	4,617
Proceeds from recovery of investments previously written off	1,547	-	-
Proceeds from sale of merchant contracts	-	10,000	-
Additions to premises and equipment	(10,370)	(12,456)	(22,262)
Proceeds from sales of premises and equipment and other assets	2,279	4,035	1,320
Net (purchases) redemptions/sales of other equity securities	(10,823)	(6,417)	2,939
Net cash received from acquisition	-	217,659	-
Net cash outflows from purchase/sale of insurance contracts	(960)	-	-
Net cash provided by investing activities	83,194	438,979	254,733
Cash flows from financing activities:
Net decrease in deposits	(542,019)	(673,347)	(402,641)
Change in securities sold under agreements to repurchase	(400,000)	(200,000)	-
Net FHLB advances proceeds	215,000	130,000	25,000
Repurchase of outstanding common stock	(1,132)	(1,173)	(946)
Repayments of junior subordinated debentures	(7,025)	-	-
Dividends paid on preferred stock	(223)	-	-
Issuance costs of common stock issued in exchange for preferred stock
Series A through E	-	-	(62)
Net cash used in financing activities	(735,399)	(744,520)	(378,649)
Net decrease in cash and cash equivalents	(452,773)	(43,650)	140,437
Cash and cash equivalents at beginning of year	752,458	796,108	655,671
Cash and cash equivalents at end of year	$299,685	$752,458	$796,108
Cash and cash equivalents include:
Cash and due from banks	$289,591	$532,985	$779,147
Money market instruments	10,094	219,473	16,961
	$299,685	$752,458	$796,108

The accompanying notes are an integral part of these statements.

FIRST BANCORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Year Ended December 31,

	2016	2015	2014
	(In thousands)
Preferred Stock:
Balance at beginning of year	$36,104	$36,104	$63,047
Exchange of preferred stock - Series A through E	-	-	(26,943)
Balance at end of year	36,104	36,104	36,104

Common Stock Outstanding:
Balance at beginning of year	21,509	21,298	20,707
Common stock issued as compensation	75	48	32
Common stock withheld for taxes	(29)	(22)	(18)
Common stock issued in exchange for Series A through E preferred stock	-	-	459
Common stock issued in exchange for trust preferred securities	-	85	-
Restricted stock grants	193	102	122
Restricted stock forfeited	(3)	(2)	(4)
Balance at end of year	21,745	21,509	21,298

Additional Paid-In Capital:
Balance at beginning of year	926,348	916,067	888,161
Stock-based compensation	6,876	6,037	4,221
Common stock withheld for taxes	(1,103)	(1,151)	(928)
Common stock issued in exchange for Series A through E preferred stock	-	-	23,904
Reversal of issuance costs of Series A through E preferred stock exchanged	-	-	921
Issuance costs of common stock issued in exchange for Series A through E
preferred stock	-	-	(62)
Common stock issued in exchange for trust preferred securities	-	5,543	-
Restricted stock grants	(193)	(102)	(122)
Common stock issued as compensation	(75)	(48)	(32)
Restricted stock forfeited	3	2	4
Balance at end of year	931,856	926,348	916,067

Retained Earnings:
Balance at beginning of year	737,922	716,625	322,679
Net income	93,229	21,297	392,287
Dividends on preferred stock	(223)	-	-
Excess of carrying amount of Series A through E preferred stock exchanged over
fair value of new shares of common stock	-	-	1,659
Balance at end of year	830,928	737,922	716,625

Accumulated Other Comprehensive Income (Loss), net of tax:
Balance at beginning of year	(27,749)	(18,351)	(78,736)
Other comprehensive (loss) income, net of tax	(6,641)	(9,398)	60,385
Balance at end of year	(34,390)	(27,749)	(18,351)

Total stockholders' equity	$1,786,243	$1,694,134	$1,671,743

The accompanying notes are an integral part of these statements.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1  –  NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The Corporation provides a wide range of financial services for retail, commercial, and institutional clients.  As of December 31, 2016, the Corporation controlled two wholly owned subsidiaries: FirstBank Puerto Rico (“FirstBank” or the “Bank”), and FirstBank Insurance Agency, Inc. (“FirstBank Insurance Agency”).  FirstBank is a Puerto Rico-chartered commercial bank, and FirstBank Insurance Agency is a Puerto Rico-chartered insurance agency. FirstBank is subject to the supervision, examination, and regulation of both the Office of the Commissioner of Financial Institutions of the Commonwealth of Puerto Rico (“OCIF”) and the Federal Deposit Insurance Corporation (the “FDIC”).  Deposits are insured through the FDIC Deposit Insurance Fund.  FirstBank also operates in the state of Florida (USA), subject to regulation and examination by the Florida Office of Financial Regulation and the FDIC, in the USVI, subject to regulation and examination by the United States Virgin Islands Banking Board, and in the BVI, subject to regulation by the British Virgin Islands Financial Services Commission. The Consumer Financial Protection Bureau (“CFBP”) regulates FirstBank’s consumer financial products and services.

FirstBank Insurance Agency is subject to the supervision, examination, and regulation of the Office of the Insurance Commissioner of the Commonwealth of Puerto Rico.

As of December 31, 2016, FirstBank conducts its business through its main office located in San Juan, Puerto Rico, 48 banking branches in Puerto Rico, 11 branches in the USVI and BVI, and 11 branches in the state of Florida (USA). As of December 31, 2016, FirstBank has 6 wholly owned subsidiaries with operations in Puerto Rico: First Federal Finance Corp. (d/b/a Money Express La Financiera), a finance company specializing in the origination of small loans with 28 offices in Puerto Rico; First Management of Puerto Rico, a domestic corporation, which holds tax-exempt assets; FirstBank Puerto Rico Securities Corp., a broker-dealer subsidiary engaged in municipal securities underwriting and selling for local Puerto Rico municipal bond issuers and other investment banking activities, such as advisory services, capital raising efforts on behalf of clients and assistance with financial transaction structuring. FirstBank Overseas Corporation, an international banking entity organized under the International Banking Entity Act of Puerto Rico; and two other companies that hold and operate certain other real estate owned properties.

On February 27, 2015, FirstBank acquired 10 Puerto Rico branches of Doral Bank through an alliance with Banco Popular of Puerto Rico (“Popular”), who was the successful lead bidder with the FDIC on the failed Doral Bank, as well as other co-bidders (the “Doral Bank transaction”). This transaction is described in more detail in Note 2 – Business Combination, to the consolidated financial statements.

Principles of consolidation

The consolidated financial statements include the accounts of the Corporation and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Statutory business trusts that are wholly owned by the Corporation and are issuers of trust-preferred securities, and entities in which the Corporation has a non-controlling interest, are not consolidated in the Corporation’s consolidated financial statements in accordance with authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) for consolidation of variable interest entities (“VIE”). See “Variable Interest Entities” below for further details regarding the Corporation’s accounting policy for these entities.

Reclassifications

During the second quarter of 2016, the Corporation reviewed its historical accounting treatment as loans of its $156.2 million of financing arrangements with Puerto Rico municipalities issued in bond form, but underwritten as loans with features that are typically found in commercial loan transactions. This review came as a result of the determination of the Federal Reserve Board that the transactions must be treated for regulatory reporting purposes as investment securities. The Puerto Rico Municipal Finance Act (“the Act”) requires the designation of financing arrangements obtained by municipalities with maturities greater than 8 years as “special

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

obligation bonds” subject to specific provisions under the Act. The Corporation concluded that the impact of accounting for the transaction as held-to-maturity investment securities rather than loans does not have a material effect on previously reported results of operations, financial condition, or cash flows and, accordingly, these financing arrangements have been accounted for and reported as held-to-maturity investment securities and not as loans since the second quarter of 2016. For purposes of comparability, prior period amounts have been reclassified to conform to the 2016 presentation.

Use of estimates in the preparation of financial statements

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and contingent liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management has made significant estimates in several areas, including the allowance for loan and lease losses, valuations of investment securities, the fair value of assets acquired, including purchased credit-impaired (PCI) loans, valuations of residential mortgage servicing rights, valuations of other real estate owned (“OREO”) properties, and income taxes, including deferred taxes.

Cash and cash equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from the Federal Reserve Bank of New York (the “New York FED” or “Federal Reserve”) and other depository institutions. Also includes time deposits, money market funds and short-term investments with original maturities of three months or less.

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

Trading — Securities that are bought and held principally for the purpose of selling them in the near term. These securities are carried at fair value, with unrealized gains and losses reported in earnings. As of December 31, 2016 and 2015, the Corporation did not hold investment securities for trading purposes.

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

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The Corporation evaluates whether the impairment is other-than-temporary depending upon whether the portfolio consists of debt securities or equity securities, as further described below. The Corporation employs a systematic methodology that considers all available evidence in evaluating a potential impairment of its investments.

The impairment analysis of debt securities places special emphasis on the analysis of the cash position of the issuer and its cash and capital generation capacity, which could increase or diminish the issuer’s ability to repay its bond obligations, the length of time and the extent to which the fair value has been less than the amortized cost basis, any adverse change to the credit conditions and liquidity of the issuer, taking into consideration the latest information available about the financial condition of the issuer, credit ratings, the failure of the issuer to make scheduled principal or interest payments, recent legislation and government actions affecting the issuer’s industry and actions taken by the issuer to deal with the economic climate. The Corporation also takes into consideration changes in the near-term prospects of the underlying collateral of a security, if any, such as changes in default rates, loss severity given default, and significant changes in prepayment assumptions and the level of cash flows generated from the underlying collateral, if any, supporting the principal and interest payments of the debt securities. OTTI must be recognized in earnings if the Corporation has the intent to sell the debt security or it is more likely than not that it will be required to sell the debt security before recovery of its amortized cost basis.  However, even if the Corporation does not expect to sell a debt security, it must evaluate expected cash flows to be received and determine if a credit loss has occurred.  An unrealized loss is generally deemed to be other-than-temporary and a credit loss is deemed to exist if the present value of the expected future cash flows is less than the amortized cost basis of the debt security.  The credit loss component of an OTTI, if any, is recorded as net impairment losses on debt securities in the statements of income, while the remaining portion of the impairment loss is recognized in OCI, net of taxes, and included as a component of stockholders’ equity provided the Corporation does not intend to sell the underlying debt security and it is more likely than not that the Corporation will not have to sell the debt security prior to recovery.  The previous amortized cost basis less the OTTI recognized in earnings is the new amortized cost basis of the investment.  The new amortized cost basis is not adjusted for subsequent recoveries in fair value.  However, for debt securities for which OTTI was recognized in earnings, the difference between the new amortized cost basis and the cash flows expected to be collected is accreted as interest income as long as the security is not placed in non-accrual status. Debt securities held by the Corporation at year-end primarily consisted of securities issued by U.S. government-sponsored entities, bonds issued by the Puerto Rico government and private label mortgage-backed securities (“MBS”). Given the explicit and implicit guarantees provided by the U.S. Federal government, the Corporation believes the credit risk in securities issued by the U.S. government-sponsored entities is low. The Corporation’s OTTI assessment is concentrated on Puerto Rico government debt securities, with an amortized cost of $42.7 million as of December 31, 2016, and on private label MBS with an amortized cost of $28.8 million as of December 31, 2016. The discounted cash flow analyses applied to the Puerto Rico government debt securities are calculated based on the probability of default and loss severity assumptions. The valuation for private label MBS is derived from a discounted cash flow analysis that considers relevant assumptions such as the prepayment rate, default rate, and loss severity on a loan level basis. For further information, refer to Note 5 - Investment Securities, to the consolidated financial statements.

The impairment analysis of equity securities is performed and reviewed on an ongoing basis based on the latest financial information and any supporting research report made by a major brokerage firm.  This analysis is very subjective and based on, among other things, relevant financial data such as capitalization, cash flow, liquidity, systematic risk, and debt outstanding of the issuer. Management also considers the issuer’s industry trends, the historical performance of the stock and credit ratings, if applicable, as well as the Corporation’s intent to hold the security for an extended period. If management believes there is a low probability of recovering book value in a reasonable time frame, it records an impairment by writing the security down to market value. As previously mentioned, equity securities are monitored on an ongoing basis but special attention is given to those securities that have experienced a decline in fair value for six months or more.  An impairment charge is generally recognized when the fair value of an equity security has remained significantly below cost for a period of 12 consecutive months or more.

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

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

Impaired Loans - A loan is considered impaired when, based upon current information and events, it is probable that the Corporation will be unable to collect all amounts due (including principal and interest) according to the contractual terms of the loan agreement, or the loan has been modified in a Troubled Debt Restructuring (“TDR”). Loans with insignificant delays or insignificant shortfalls in the amounts of payments expected to be collected are not considered to be impaired. The Corporation evaluates individually for impairment those loans in the construction, commercial mortgage, commercial and industrial and marine financing portfolios with a principal balance of $1 million or more. Loans in the Construction, Commercial mortgage, and Commercial and Industrial portfolios that originally met the Corporation’s threshold for impairment evaluation but due to charge-offs or payments are currently below the $1 million threshold and are still 90 days past due, except TDR’s, are accounted for under the Corporation’s general reserve. Although the accounting authoritative guidance for a specific impairment of a loan excludes large groups of smaller balance homogeneous loans that are collectively evaluated for impairment (e.g. mortgage and consumer loans), it specifically requires that loan modifications considered TDR be analyzed under its provision. The Corporation also evaluates for impairment purposes certain residential mortgage loans and home equity lines of credit with high delinquency and loan to value levels. Held-for-sale loans are not reported as impaired, as these loans are recorded at the lower of cost or fair value.

The Corporation generally measures impairment and the related specific allowance for individually impaired loans based on the difference between the recorded investment of the loan and the present value of the loans’ expected future cash flows, discounted at the effective original interest rate of the loan at the time of modification, or the loan’s observable market price. If the loan is collateral dependent, the Corporation measures impairment based upon the fair value of the underlying collateral, instead of discounted cash flows, regardless of whether foreclosure is probable. Loans are identified as collateral dependent if the repayment is expected to be provided solely by the underlying collateral, through liquidation or operation of the collateral. When the fair value of the collateral is used to measure impairment on an impaired collateral-dependent loan and repayment or satisfaction of the loan is dependent on the sale of the collateral, the fair value of the collateral is adjusted to consider estimated costs to sell. If repayment is dependent only on the operation of the collateral, the fair value of the collateral is not adjusted for estimated costs to sell. If the fair value of the loan is less than the recorded investment, the Corporation recognizes impairment by either a direct write-down or establishing a specific allowance for the loan or by adjusting the specific allowance for the impaired loan. For an impaired loan that is collateral dependent, charge-offs are taken in the period in which the loan, or a portion of the loan, is deemed uncollectible, and any portion of the loan not charged off is adversely credit-risk rated at a level no worse than substandard.

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

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

With respect to loan splits, generally, Note A of a loan split is restructured under market terms, and Note B is fully charged off.  If Note A is in compliance with the restructured terms in years following the restructuring, Note A will be removed from the TDR classification and continues to be individually evaluated for impairment. Refer to Note 8 – Loans Held for Investment, to the consolidated financial statements for additional information about loan splits.

A loan that had previously been modified in a TDR and is subsequently refinanced under current underwriting standards at a market rate with no concessionary terms is accounted for as a new loan and is no longer reported as a TDR.

Interest income on impaired loans is recognized based on the Corporation’s policy for recognizing interest on accrual and non-accrual loans.

     Loans Acquired - All purchased loans are recorded at fair value at the date of acquisition. Loans acquired with evidence of credit deterioration since their origination and where it is probable at the date of acquisition that the Corporation will not collect all contractually required principal and interest payments are considered PCI loans. Evidence of credit quality deterioration as of the purchase date may include statistics such as past due and non-accrual status, credit scores, and revised loan terms. PCI loans have been aggregated into pools based on common risk characteristics. Each pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. In accounting for PCI loans, the difference between contractually required payments and the cash flows expected to be collected at acquisition is referred to as the nonaccretable difference. The nonaccretable difference, which is neither accreted into income nor recorded on the consolidated statements of financial condition, reflects estimated future credit losses expected to be incurred over the life of the pool of loans. The excess of cash flows expected to be collected over the estimated fair value of PCI loans is referred to as the accretable yield. This amount is not recorded on the statements of financial condition, but is accreted into interest income over the remaining life of the pool of loans, using the effective-yield method.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

Charge-off of Uncollectible Loans - Net charge-offs consist of the unpaid principal balances of loans held for investment that the Corporation determines are uncollectible, net of recovered amounts. Charge-offs are recorded as a reduction to the allowance for loan and lease losses and subsequent recoveries of previously charged off amounts are credited to the allowance for loan and lease losses. Collateral dependent loans in the construction, commercial mortgage, and commercial and industrial loan portfolios are charged off to their net realizable value (fair value of collateral, less estimated costs to sell) when loans are considered to be uncollectible.  Within the consumer loan portfolio, auto loans and finance leases are reserved once they are 120 days delinquent and are charged off to their estimated net realizable value when the collateral deficiency is deemed uncollectible (i.e., when foreclosure/repossession is probable) or when the loan is 365 days past due.  Within the other consumer loans class, closed-end loans are charged off when payments are 120 days in arrears, except small personal loans. Open-end (revolving credit) consumer loans, including credit card loans, and small personal loans are charged off when payments are 180 days in arrears. On a quarterly basis, residential mortgage loans that are 180 days delinquent and have an original loan-to-value ratio that is higher than 60% are reviewed and charged-off, as needed, to the fair value of the underlying collateral. Generally, all loans may be charged off or written down to the fair value of the collateral prior to the policies described above if a loss-confirming event has occurred. Loss-confirming events include, but are not limited to, bankruptcy (unsecured), continued delinquency, or receipt of an asset valuation indicating a collateral deficiency when the asset is the sole source of repayment. The Corporation does not record charge-offs on PCI loans that are performing in accordance with or better than expectations as of the date of acquisition, as the fair value of these loans already reflects a credit component. The Corporation records charge-offs on PCI loans only if actual losses exceed estimated losses incorporated into the fair value recorded at acquisition and the amount is deemed uncollectible.

Loans held for sale

Loans that the Corporation intends to sell or that the Corporation does not have the ability and intent to hold for the foreseeable future are classified as held-for-sale loans. Loans held for sale are stated at the lower of aggregate cost or fair value.  Generally, the loans held-for-sale portfolio consists of conforming residential mortgage loans that the Corporation intends to sell to the Government National Mortgage Association (“GNMA”) and government-sponsored entities (“GSEs”) such as the Federal National Mortgage Association (“FNMA”) and the Federal Home Loan Mortgage Corporation (“FHLMC”). Generally, residential mortgage loans held for sale are valued on an aggregate portfolio basis and the value is primarily derived from quotations based on the mortgage-backed securities market. The amount by which cost exceeds market value in the aggregate portfolio of loans held for sale, if any, is accounted for as a valuation allowance with changes therein included in the determination of net income and reported as part of mortgage banking activities in the consolidated statements of income. Loan costs and fees are deferred at origination and are

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

recognized in income at the time of sale. The fair value of commercial loans held for sale is primarily derived from external appraisals with changes in the valuation allowance reported as part of other non-interest income in the consolidated statements of income.

In certain circumstances, the Corporation transfers loans from/to held for sale or held for investment based on a change in strategy. If such a change in holding strategy is made, significant adjustments to the loans’ carrying values may be necessary. Reclassifications of loans held for sale to held for investment are made at fair value on the date of transfer. Any difference between the carrying value and the fair value of a reclassified loan is recorded as an adjustment to non-interest income. Meanwhile, reclassification of loans held for investment to held for sale are made at the lower of cost or fair value on the date of transfer and establish a new cost basis upon transfer. Write-downs of loans transferred from held for investment to held for sale are recorded as charge-offs at the time of transfer.

Allowance for loan and lease losses

The Corporation maintains the allowance for loan and lease losses at a level considered adequate to absorb losses currently inherent in the loan and lease portfolio. The Corporation does not maintain an allowance for held-for-sale loans or PCI loans that are performing in accordance with or better than expectations as of the date of acquisition, as the fair values of these loans already reflect a credit component. The allowance for loan and lease losses does not include amounts related to accrued interest receivable, other than billed interest and fees on credit card loans, as accrued interest receivable is reversed when a loan is placed on nonaccrual status. The allowance for loan and lease losses provides for probable losses that have been identified with specific valuation allowances for individually evaluated impaired loans and for probable losses believed to be inherent in the loan portfolio that have not been specifically identified. The determination of the allowance for loan and lease losses requires significant estimates, including with respect to the timing and amounts of expected future cash flows on impaired loans, consideration of current economic conditions, and historical loss experience pertaining to the portfolios and pools of homogeneous loans, all of which may be susceptible to change.

The Corporation evaluates the need for changes to the allowance by portfolio loan segments and classes of loans within certain of those portfolio segments. The Corporation combines loans with similar credit risk characteristics into the following portfolio segments: commercial mortgage, construction, commercial and industrial, residential mortgage, and consumer loans. Classes are usually disaggregations of the portfolio segments. The classes within the residential mortgage segment are residential mortgages guaranteed by the U.S. government and other residential loans.  The classes within the consumer portfolio are auto, finance lease, and other consumer loans. Other consumer loans mainly include unsecured personal loans, credit cards, home equity lines, lines of credits, and marine financing. The classes within the construction loan portfolio are land loans, construction of commercial projects, and construction of residential projects. The commercial mortgage and commercial and industrial segments are not further segmented into classes. The adequacy of the allowance for loan and lease losses is based on judgments related to the credit quality of each portfolio segment. These judgments consider ongoing evaluations of each portfolio segment, including such factors as the economic risks associated with each loan class, the financial condition of specific borrowers, the geography (Puerto Rico, Florida or the Virgin Islands), the level of delinquent loans, historical loss experience, the value of any collateral and, where applicable, the existence of any guarantees or other documented support.  In addition to the general economic conditions and other factors described above, additional factors considered include the internal risk ratings assigned to loans.  An internal risk rating is assigned to each commercial loan at the time of approval and is subject to subsequent periodic review by the Corporation's senior management. The allowance for loan and lease losses is reviewed on a quarterly basis as part of the Corporation’s continued evaluation of its asset quality.

The allowance for loan and lease losses is increased through a provision for credit losses that is charged to earnings, based on the quarterly evaluation of the factors previously mentioned, and is reduced by charge-offs, net of recoveries.

The allowance for loan and lease losses consists of specific reserves based upon valuations of loans considered to be impaired, including loans modified in a TDR, and general reserves. A specific valuation allowance is established for individual impaired loans in the commercial mortgage, construction, and commercial and industrial portfolios and certain marine financings, residential mortgage loans, and home equity lines of credit, primarily when the collateral value of the loan (if the impaired loan is determined to be collateral dependent) or the present value of the expected future cash flows discounted at the loan’s effective rate is lower than the carrying amount of that loan. The loans within the commercial mortgage, construction, commercial and industrial portfolios and marine financings with a principal balance of $1 million or more, are individually evaluated for impairment. Also, certain residential mortgage loans and home equity lines of credit are individually evaluated for impairment purposes based on their delinquency and loan to value levels. When foreclosure of a collateral dependent loan is probable, the impairment measure is based on the fair value of the collateral.  The fair value of the collateral is generally obtained from appraisals. Updated appraisals are obtained when the Corporation determines that loans are impaired and are generally updated annually thereafter according to the Corporation’s appraisal policy. In addition, appraisals and/or appraiser price opinions are also obtained for residential mortgage loans based on specific characteristics such as delinquency levels, age of the appraisal, and loan-to-value ratios.  The excess of the recorded investment in a collateral dependent loan over the resulting fair value of the collateral is charged-off when deemed uncollectible.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

For all other loans, which include small, homogeneous loans, such as auto loans, and the other classes in the consumer loan portfolio, residential mortgages and commercial and construction loans not considered impaired, the Corporation maintains a general valuation allowance established through a process that begins with estimates of incurred losses based upon various statistical analyses. The general reserve is primarily determined by applying loss factors according to the loan type and assigned risk category (pass, special mention, and substandard loans that are not considered to be impaired; all doubtful loans are considered impaired).

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

 The cash flow analysis for each residential mortgage pool is performed at the individual loan level and then aggregated to the pool level in determining the overall expected loss ratio. The model applies risk-adjusted prepayment curves, default curves, and severity curves to each loan in the pool. For loan restructuring pools, the present value of expected future cash flows under new terms, at the loan’s effective interest rate, is taken into consideration. Additionally, estimates of default risk and prepayments related to loan restructurings are based on, among other things, the historical experience of these loans. Loss severity is affected by the expected house price scenario, which is based in part on recent house price trends. Default curves are used in the model to determine expected delinquency levels. The attributes that are most significant to the probability of default include present collection status (current, delinquent, in bankruptcy, in foreclosure stage), vintage, loan-to-values, and geography (Puerto Rico, Florida or the Virgin Islands).The estimates of the risk-adjusted timing of liquidations and associated costs are used in the model, and are risk-adjusted for the geographic area in which each property is located.

 For commercial loans, historical charge-off rates are calculated by the Corporation on a quarterly basis by tracking cumulative charge-offs experienced over a two-year loss period on loans according to their internal risk rating (referred to as “base rate” for the quarter). The allowance is calculated using the base rate average of the last 8 quarters. A qualitative factor adjustment is applied to the base rate average utilizing a resulting factor derived from a set of risk-based ratings and weights assigned to credit and economic indicators over a reasonable period applied to a developed expected range of historical losses. This factor may be stressed to reflect other elements not reflected in the historical data underlying the loss estimates, such as the prolonged uncertainty surrounding how the Puerto Rico government might restructure its debt and the effect of recent payment defaults and other unprecedented measures implemented by the Puerto Rico government to deal with its fiscal condition.

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

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Servicing Assets

The Corporation recognizes as separate assets the rights to service loans for others, whether those servicing assets are originated or purchased. In the ordinary course of business, the Corporation sells residential mortgage loans (originated or purchased) to GNMA, which generally securitizes the transferred loans into mortgage-backed securities for sale into the secondary market. Also, certain conventional conforming loans are sold to FNMA or FHLMC with servicing retained.  When the Corporation sells mortgage loans, it recognizes any retained servicing right, based on its fair value.

Servicing assets (“MSRs”) retained in a sale or securitization arise from contractual agreements between the Corporation and investors in mortgage securities and mortgage loans. The value of MSRs is derived from the net positive cash flows associated with the servicing contracts. Under these contracts, the Corporation performs loan-servicing functions in exchange for fees and other remuneration. The servicing functions typically include: collecting and remitting loan payments, responding to borrower inquiries, accounting for principal and interest, holding custodial funds for payment of property taxes and insurance premiums, supervising foreclosures and property dispositions, and generally administering the loans. The servicing rights, included as part of other assets in the statements of financial condition, entitle the Corporation to annual servicing fees based on the outstanding principal balance of the mortgage loans and the contractual servicing rate. The servicing fees are credited to income on a monthly basis when collected and recorded as part of mortgage banking activities in the consolidated statements of income. In addition, the Corporation generally receives other remuneration consisting of mortgagor-contracted fees such as late charges and prepayment penalties, which are credited to income when collected.

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

Once recorded, MSRs are periodically evaluated for impairment. Impairment occurs when the current fair value of the MSRs is less than its carrying value. If MSRs are impaired, the impairment is recognized in current-period earnings and the carrying value of the MSRs is adjusted through a valuation allowance. If the value of the MSRs subsequently increases, the recovery in value is recognized in current period earnings and the carrying value of the MSRs is adjusted through a reduction in the valuation allowance. For purposes of performing the MSR impairment evaluation, the servicing portfolio is stratified on the basis of certain risk characteristics such as region, terms, and coupons. An other-than-temporary impairment analysis is prepared to evaluate whether a loss in the value of the MSRs, if any, is other than temporary or not. When the recovery of the value is unlikely in the foreseeable future, a write-down of the MSRs in the stratum to its estimated recoverable value is charged to the valuation allowance. As of December 31, 2016, the carrying value of the MSRs amounted to $26.2 million (2015 - $24.3 million).

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

Premises and equipment

Premises and equipment are carried at cost, net of accumulated depreciation and amortization.  Depreciation is provided on the straight-line method over the estimated useful life of each type of asset.  Amortization of leasehold improvements is computed over the terms of the leases (contractual term plus lease renewals that are reasonably assured) or the estimated useful lives of the improvements, whichever is shorter. Costs of maintenance and repairs that do not improve or extend the life of the respective assets are expensed as incurred.  Costs of renewals and betterments are capitalized. When assets are sold or disposed of, their cost and related accumulated depreciation are removed from the accounts and any gain or loss is reflected in earnings as part of other non-interest income in the statements of income. When the asset is no longer used in operations, and the Corporation intends to sell it, the asset is reclassified to other assets held for sale and is reported at the lower of carrying amount or fair value less cost to sell.

The Corporation has operating lease agreements primarily associated with the rental of premises to support the branch network or for general office space.  Certain of these arrangements are noncancelable and provide for rent escalation and renewal options.  Rent expense on noncancelable operating leases with scheduled rent increases is recognized on a straight-line basis over the lease term.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Other real estate owned (OREO)

OREO, which consists of real estate acquired in settlement of loans, is recorded at the lower of cost (carrying value of the loan) or fair value minus estimated costs to sell the real estate acquired. Generally, loans have been written down to their net realizable value prior to foreclosure. Any further reduction to their net realizable value is recorded with a charge to the allowance for loan losses at foreclosure or a short-time after foreclosure. Thereafter, gains or losses resulting from the sale of these properties and losses recognized on the periodic reevaluations of these properties are credited or charged to earnings and are included as part of net loss on OREO operations in the statements of income. The cost of maintaining and operating these properties is expensed as incurred. The Corporation estimates fair values primarily based on appraisals, when available, and the net realizable value is reviewed and updated periodically depending of the type of property.

Accounting for acquisitions

The Corporation accounts for acquisitions in accordance with the authoritative guidance for business combinations. Under the guidance for business combinations, the accounting differs depending on whether the acquired set of activities and assets meets the definition of a business. A business is considered to be an integrated set of activities and assets that is capable of being conducted and managed for the purpose of providing economic benefits directly to investors or other owners, members or participants. If the acquired set of activities and assets meets the definition of a business, the transaction is accounted for as a business combination. Otherwise, it is accounted for as an asset acquisition.

In a business combination, identifiable assets acquired, liabilities assumed and any noncontrolling interest in the acquiree are recorded at fair value as of the acquisition date. Goodwill is recognized as the excess of the acquisition price over the estimated fair value of the net assets acquired. Likewise, if the fair value of the net assets acquired is higher than the acquisition price, a bargain purchase gain is recognized and recorded in non-interest income in the statements of income. The Corporation may retrospectively adjust the initially recorded fair values to reflect new information obtained during the measurement period (not to exceed 12 months) about facts and circumstances that existed as of the acquisition date that, if known, would have affected the acquisition date fair value measurements. There were no acquisitions or mergers completed during the year ended December 31, 2016. Refer to Note 2 – Business Combination, to the consolidated financial statements for a detailed description of the acquisition of assets and assumption of liabilities from Doral Bank in 2015.

Goodwill and other intangible assets

Goodwill - The Corporation evaluates goodwill for impairment on an annual basis, generally during the fourth quarter, or more often if events or circumstances indicate there may be an impairment.  The Corporation evaluated goodwill for impairment as of October 1, 2016. Goodwill impairment testing is performed at the segment (or “reporting unit”) level. Goodwill is assigned to reporting units at the date the goodwill is initially recorded.  Once goodwill has been assigned to a reporting unit, it no longer retains its association with a particular acquisition, and all of the activities within a reporting unit, whether acquired or internally generated, are available to support the value of the goodwill.  The Corporation’s goodwill is related to the acquisition of FirstBank Florida in 2005.

The Corporation bypassed the qualitative assessment in 2016 and proceeded directly to perform the first step of the two-step goodwill impairment test. The first step (“Step 1”) involves a comparison of the estimated fair value of the reporting unit to its carrying value, including goodwill.  If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is not considered impaired. If the carrying value exceeds the estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of the impairment.

The second step (“Step 2”), if necessary, involves calculating an implied fair value of the goodwill for each reporting unit for which Step 1 indicated a potential impairment. The implied fair value of goodwill is determined in a manner similar to the calculation of the amount of goodwill in a business combination, by measuring the excess of the estimated fair value of the reporting unit, as determined in Step 1, over the aggregate estimated fair values of the individual assets, liabilities, and identifiable intangibles as if the reporting unit was then being acquired in a business combination.  If the implied fair value of goodwill exceeds the carrying value of goodwill assigned to the reporting unit, there is no impairment.  If the carrying value of goodwill assigned to a reporting unit exceeds the implied fair value of the goodwill, an impairment charge is recorded for the excess.  An impairment loss cannot exceed the carrying value of goodwill assigned to a reporting unit, and the loss establishes a new basis in the goodwill.  Subsequent reversal of goodwill impairment losses is not permitted.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

For purposes of the market comparable approach, the valuation was determined based on market multiples for comparable companies and recent acquisition transactions and market participant assumptions applied to the reporting unit to derive an implied value of equity.

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

The Step 1 evaluation of goodwill allocated to the Florida reporting unit, under both valuation approaches (market and DCF) indicated that the fair value of the unit was above the carrying amount of its equity book value as of the valuation date (October 1), which meant that Step 2 was not undertaken. Based on the analysis under both the discounted cash flow and market approaches, the estimated fair value of the reporting unit exceeds the carrying amount of the unit, including goodwill, at the evaluation date.

The Corporation engaged a third-party valuation specialist to assist management in the annual evaluation of the Florida unit’s goodwill as of the October 1, 2016 valuation date. In reaching its conclusion on impairment, management discussed with the valuator the methodologies, assumptions, and results supporting the relevant values for the goodwill and determined that they were reasonable.

The goodwill impairment evaluation process requires the Corporation to make estimates and assumptions with regards to the fair value of its reporting unit.  Actual values may differ significantly from these estimates.  Such differences could result in future impairment of goodwill that would, in turn, negatively impact the Corporation’s results of operations and the profitability of the reporting unit where goodwill is recorded.

Goodwill was not impaired as of December 31, 2016 or 2015, nor was any goodwill written off due to impairment during 2016, 2015, and 2014.

Other Intangibles - Core deposit intangibles are amortized over their estimated lives, generally on a straight-line basis, and are reviewed periodically for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable.

The Corporation performed impairment tests for the years ended December 31, 2016, 2015, and 2014 and determined that no impairment was needed to be recognized for other intangible assets.

 In connection with the acquisition of a FirstBank-branded credit card loan portfolio in 2012, the Corporation recognized at acquisition a purchased credit card relationship intangible of $24.5 million ($10.5 million and $13.3 million as of December 31, 2016 and 2015, respectively), which is being amortized on an accelerated basis based on the estimated attrition rate of the purchased credit card accounts, which reflects the pattern in which the economic benefits of the intangible asset are consumed. These benefits are consumed as the revenue stream generated by the cardholder relationship is realized. For further disclosures, refer to Note 14 – Goodwill and other Intangibles, to the consolidated financial statements.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

   In the first quarter of 2016, FirstBank Insurance Agency acquired certain insurance customer accounts and related customer records and recognized an insurance customer relationship intangible of $1.1 million ($0.9 million as of December 31, 2016), which is being amortized on a straight-line basis. The list of accounts acquired has a direct relationship to previous mortgage loan portfolio acquisitions from Doral Bank and Doral Financial in 2015 and 2014, respectively.

Securities purchased and sold under agreements to repurchase

Securities purchased under resale agreements and securities sold under repurchase agreements are accounted for as collateralized financing transactions. Generally, these agreements are recorded at the amount at which the securities were purchased or sold. The Corporation monitors the fair value of securities purchased and sold, and obtains collateral from or returns it to the counterparties when appropriate. These financing transactions do not create material credit risk given the collateral provided and the related monitoring process.  The Corporation sells and acquires securities under agreements to repurchase or resell the same or similar securities.  Generally, similar securities are securities from the same issuer, with identical form and type, similar maturity, identical contractual interest rates, similar assets as collateral, and the same aggregate unpaid principal amount. The counterparty to certain agreements may have the right to repledge the collateral by contract or custom. Such assets are presented separately in the statements of financial condition as securities pledged to creditors that can be repledged. Repurchase and resale activities might be transacted under legally enforceable master repurchase agreements that give the Corporation, in the event of default by the counterparty, the right to liquidate securities held and to offset receivables and payables with the same counterparty. The Corporation offsets repurchase and resale transactions with the same counterparty on the consolidated statements of financial condition where it has such a legally enforceable master netting agreement and the transactions have the same maturity date.

From time to time, the Corporation modifies repurchase agreements to take advantage of prevailing interest rates. Following applicable GAAP guidance, if the Corporation determines that the debt under the modified terms is substantially different from the original terms, the modification must be accounted for as an extinguishment of debt. Modified terms are considered substantially different if the present value of the cash flows under the terms of the new debt instrument is at least 10% different from the present value of the remaining cash flows under the terms of the original instrument. The new debt instrument will be initially recorded at fair value, and that amount will be used to determine the debt extinguishment gain or loss to be recognized through the statement of income and the effective rate of the new instrument. If the Corporation determines that the debt under the modified terms is not substantially different, then the new effective interest rate shall be determined based on the carrying amount of the original debt instrument. None of the repurchase agreements modified in the past were considered to be substantially different from the original terms, and, therefore, these modifications were not accounted for as extinguishments of debt.

   Rewards Liability

     The Corporation offers products, primarily credit cards, that offer reward program members with various rewards, such as airline tickets, cash, or merchandise, based on account activity. The Corporation generally recognizes the cost of rewards as part of business promotion expenses when the rewards are earned by the customer and, at that time, records the corresponding rewards liability. The reward liability is computed based on points earned to date that are expected to be redeemed and the average cost per point redemption. The reward liability is reduced as points are redeemed. In estimating the reward liability, the Corporation considers historical reward redemption behavior, the terms of the current reward program, and the card purchase activity. The reward liability is sensitive to changes in the reward redemption type and redemption rate, which is based on the expectation that the vast majority of all points earned will eventually be redeemed. The reward liability, which is included in other liabilities in the consolidated statements of financial condition, totaled $7.1 million and $9.6 million as of December 31, 2016 and 2015, respectively.

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

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

Stock-based compensation

    Compensation cost is recognized in the financial statements for all share-based payment grants. Between 1997 and 2007, the Corporation had a stock option plan (the “1997 stock option plan”) covering eligible employees. On January 21, 2007, the 1997 stock option plan expired and no additional awards could be granted under that plan. All outstanding awards granted under this plan have continued in full force and effect since then, subject to their original terms.  No awards for shares could be granted under the 1997 stock option plan as of its expiration.

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

Segment Information

The Corporation reports financial and descriptive information about its reportable segments (see Note 33 – Segment Information, to the consolidated financial statements). Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by management in deciding how to allocate resources and in assessing performance.  The Corporation’s management determined that the segregation that best fulfills the segment definition described above is by lines of business for its operations in Puerto Rico, the Corporation’s principal market, and by geographic areas for its operations outside of Puerto Rico. As of December 31, 2016, the Corporation had six operating segments that are all reportable segments: Commercial and Corporate Banking; Mortgage Banking; Consumer (Retail) Banking; Treasury and Investments; United States Operations; and Virgin Islands Operations. Refer to Note 33 – Segment Information, to the consolidated financial statements for additional information.

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

   Under the fair value accounting guidance, an entity has the irrevocable option to elect, on a contract-by-contract basis, to measure certain financial assets and liabilities at fair value at the inception of the contract and, thereafter, to reflect any changes in fair value in current earnings. The Corporation did not make any fair value option election as of December 31, 2016 or 2015. See Note 28 – Fair Value, to the consolidated financial statements for additional information.

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

Earnings per common share

   Earnings per share-basic is calculated by dividing net income attributable to common stockholders by the weighted-average number of common shares issued and outstanding. Net income attributable to common stockholders represents net income adjusted for any preferred stock dividends, including dividends declared, and any cumulative dividends related to the current dividend period that have not been declared as of the end of the period, if any. Basic weighted-average common shares outstanding excludes unvested shares of restricted stock. For 2014, the net income attributable to common stockholders also includes the one-time effect of the issuance of common stock in exchange of certain shares of the Series A through E preferred stock. These transactions are further discussed in Note 22 – Stockholders’ equity, to the consolidated financial statements. The computation of diluted earnings per share is similar to the computation of basic earnings per share except that the number of weighted-average common shares is increased to include the number of additional common shares that would have been outstanding if the dilutive common shares had been issued, referred to as potential common shares.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

Recently issued accounting standards and recently adopted accounting pronouncements

The FASB has issued the following accounting pronouncements and guidance relevant to the Corporation’s operations:

In May 2014, the FASB updated the Accounting Standards Codification (the “Codification” or the “ASC”) to create a new, principle-based revenue recognition framework. The Update is the culmination of efforts by the FASB and the International Accounting Standards Board to develop a common revenue standard for GAAP and International Financial Reporting Standards. The core principal of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance describes a 5-step process that entities can apply to achieve the core principle of revenue recognition and requires disclosures sufficient to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers and the significant judgments used in determining that information. The new framework is effective for public business entities for annual periods beginning after December 15, 2017, including interim periods within those reporting periods, as a result of the FASB’s amendment to the standard to defer the effective date by one year.  Early adoption is permitted for interim periods beginning after December 15, 2016. While the new guidance does not apply to revenue associated with loans or securities, the Corporation has been working to identify the impact on fees and other non-interest revenues within the scope of the new guidance and assess the related revenues to determine if any accounting or internal control changes will be required for the new provisions. While the Corporation has not yet identified any material changes in the timing of revenue recognition, the Corporation review is ongoing.

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

In March 2016, the FASB updated the Codification to simplify certain aspects of the accounting for share-based payment transactions. The main provisions in this Update include: (i) recognition of all tax benefits and tax deficiencies (including tax benefits of dividends on share-base payment awards) as income tax expense or benefit in the income statement, (ii) classification of the excess tax benefit along with other income tax cash flows as an operating activity, (iii) an entity-wide accounting policy election to either estimate the number of awards that are expected to vest (current GAAP) or account for forfeitures when they occur, (iv) a threshold to

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

qualify for equity classification which permits withholding up to the maximum statutory tax rate in the applicable jurisdictions, and (v) classification of cash paid by an employer as a financing activity when the payment results from the withholding of shares for tax withholding purposes. For public business entities, the amendments in this Update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Corporation adopted the provisions during the first quarter of 2017 without any material impact on the Corporation’s consolidated financial statements.

In March 2016, the FASB updated the Codification to require an equity method investor to add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. Therefore, upon qualifying for the equity method of accounting, no retroactive adjustment of the investment is required. Also, this Update requires that an entity that has an available-for sale equity security that becomes qualified for the equity method of accounting recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method. The amendments in this Update are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The amendments should be applied prospectively upon their effective date to increases in the level of ownership interest or degree of influence that result in the adoption of the equity method. Early application is permitted. The adoption of this guidance during the first quarter of 2017 did not have an impact on the Corporation’s consolidated financial statements.

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

The new model, referred to as the current expected credit losses (CECL) model, will apply to: (1) financial assets subject to credit losses and measured at amortized cost and (2) certain off-balance sheet credit exposures. This includes loans, held-to-maturity debt securities, loan commitments, financial guarantees, and net investments in leases, as well as reinsurance and trade receivables. Upon initial recognition of the exposure, the CECL model requires an entity to estimate the credit losses expected over the life of an exposure (or pool of exposures). The estimate of expected credit losses (ECL) should consider historical information, current information, and reasonable and supportable forecasts, including estimates of prepayments. Financial instruments with similar risk characteristics should be grouped together when estimating ECL. The ASU does not prescribe a specific method to make the estimate, so its application will require significant judgment.

Generally, upon initial recognition of a financial asset, the estimate of the ECL will be recorded through an allowance for loan and lease losses with an offset to current earnings. Subsequently, the ECL will need to be reassessed each period, and both negative and positive changes to the estimate will be recognized through an adjustment to the allowance for loan and lease losses and earnings.

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

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

   In August 2016 and November 2016, the FASB updated the Codification to provide specific guidance on the classification and presentation of certain cash payments and cash receipts, including changes in restricted cash, in the statement of cash flows. This guidance is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. This new accounting guidance will result in some changes in classification in the Consolidated Statement of Cash Flows, and will not have any impact on its consolidated financial position or results of operations. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The amendments in this Update should be applied using a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. The Corporation is currently evaluating the impact of the adoption of this guidance, if any, on its consolidated financial statements.

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

   In October 2016, the FASB updated the Codification to modify the criteria used by a reporting entity when determining if it is the primary beneficiary of a VIE when the entities are under common control and the reporting entity has indirect interests in the VIE through related parties. If the reporting entity meets the first criteria in that it has the power to direct the activities of the VIE that are most significant to its economic performance, it is required to consider all interests held indirectly through related entities on a proportionate basis in determining if it meets the second criterion, the obligation to absorb losses of the VIE, or the right to receive benefits from it that are potentially significant to the VIE. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Corporation is currently evaluating the impact of the adoption of this guidance, if any, on its consolidated financial statements.

   In November 2016, the FASB updated the Codification to provide specific guidance on the cash flow classification and presentation of changes in restricted cash or restricted cash equivalents. This Update requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this Update do not provide a definition of restricted cash or restricted cash equivalents. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Corporation is currently evaluating the impact of the adoption of this guidance, if any, on its consolidated financial statements.

   In January 2017, the FASB updated the Codification to clarify the definition of a business with the objective of providing guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Under current GAAP, there are three elements of a business—inputs, processes, and outputs. While an integrated set of assets and

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

activities (collectively referred to as a “set”) that is a business usually has outputs, outputs are not required to be present. In addition, all the inputs and processes that a seller uses in operating a set are not required if market participants can acquire the set and continue to produce outputs, for example, by integrating the acquired set with their own inputs and processes. The amendments in this Update provide a screen to determine when a set is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated. If the screen is not met, the amendments in this Update (1) require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) remove the evaluation of whether a market participant could replace missing elements. The amendments provide a framework to assist entities in evaluating whether both an input and a substantive process are present. The framework includes two sets of criteria to consider that depend on whether a set has outputs. Although outputs are not required for a set to be a business, outputs generally are a key element of a business; therefore, the FASB has developed more stringent criteria for sets without outputs.  Public business entities should apply the amendments in this Update to annual periods beginning after December 15, 2017, including interim periods within those periods. The Corporation is currently evaluating the impact of the adoption of this guidance, if any, on its consolidated financial statements.

    In January 2017, the FASB updated the Codification to simplify the subsequent measurement of goodwill by eliminating the “Step 2”  from the goodwill impairment test.  In computing the implied fair value of goodwill  under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, under the amendments in this Update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, an entity should consider income tax  effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. This Update also eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that  qualitative test, to perform Step 2 of the goodwill impairment test. Therefore, the  same impairment assessment applies to all reporting units. An entity is required to  disclose the amount of goodwill allocated to each reporting unit with a zero or  negative carrying amount of net assets. Furthermore, entities still have the option to perform the qualitative assessment for a reporting  unit to determine if the quantitative impairment test is necessary. For public business entities, the amendments in this Update are effective for their annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. The Corporation is currently evaluating the impact of the adoption of this guidance, if any, on its consolidated financial statements.

NOTE 2 – BUSINESS COMBINATION

The Corporation made no acquisitions or mergers during the year ended December 31, 2016. On February 27, 2015, FirstBank acquired 10 Puerto Rico branches of Doral Bank, assumed $522.7 million in deposits related to such branches, acquired loans that had an approximate principal balance of $324.8 million, primarily residential mortgage loans, acquired $5.5 million of property, plant and equipment and received $217.7 million of cash, through an alliance with Popular, who was the successful lead bidder with the FDIC on the failed Doral Bank, as well as other co-bidders. This transaction solidified FirstBank as the second largest bank in Puerto Rico, enhanced FirstBank’s presence in geographical areas in Puerto Rico with growth potential for deposits and mortgage originations (two of the main business strategies of FirstBank), and provided a stable source of low-cost deposits.

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

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The application of the acquisition method of accounting resulted in a bargain purchase gain of $13.4 million, which is included in non-interest income in the Corporation’s consolidated statement of income for the year ended December 31, 2015, and a core deposit intangible of $5.8 million ($4.4 million - December 31, 2016; $5.1 million – December 31, 2015). Before the bargain purchase gain recognition, the Corporation reassessed whether all of the assets acquired and liabilities assumed had been appropriately identified, recognized and measured. The net after-tax gain of $8.2  million represents the excess of the estimated fair value of the assets acquired (including cash payments received from the FDIC) over the estimated fair value of the liabilities assumed.

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

The Corporation evaluated the residential mortgage loans acquired and determined that $227.9 million were non-credit impaired purchased loans, which were accounted for in accordance with the provisions of FASB ASC Topic 310-20, Nonrefundable Fees and Other Costs, and were recorded with a premium of $1.3 million. The remaining approximately $93.3 million of residential mortgage loans were considered purchased credit impaired loans within the provisions of FASB ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, and were recorded with a $13.4 million discount. These purchased credit impaired loans recognize interest income through accretion of the difference between the fair value of the loans and the expected cash flows.

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

Deposits – The fair values used for the demand and savings deposits that comprise the transaction accounts acquired, by definition, equal the amounts payable on demand at the acquisition date.  A fair value adjustment of $0.8 million was applied for time deposits because the estimated weighted-average interest rate of the assumed certificates of deposits was estimated to be above the then prevailing market rates.

ASC Topic 805 requires the measurement of all recognized assets acquired and liabilities assumed in a business combination at their acquisition-date fair values. Accordingly, the Corporation initially recorded amounts for the fair values of the assets acquired and liabilities assumed based on the best information available at the acquisition date. The Corporation could retrospectively adjust these amounts to reflect new information obtained during the measurement period (not to exceed 12 months) about facts and circumstances that existed as of the acquisition date that, if known, would have affected the acquisition-date fair value measurements. No retrospective adjustments to acquisition date fair values were recorded.

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

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

NOTE 3 – RESTRICTIONS ON CASH AND DUE FROM BANKS

The Corporation’s bank subsidiary, FirstBank, is required by law to maintain minimum average weekly reserve balances to cover demand deposits.  The amount of those minimum average weekly reserve balances for the period that covered December 31, 2016 was $276.2 million (2015 — $251.7 million). As of December 31, 2016 and 2015, the Bank complied with the requirement.  Cash and due from banks as well as other short-term, highly liquid securities are used to cover the required average reserve balances.

As of December 31, 2016, and as required by the Puerto Rico International Banking Law, the Corporation maintained $300,000 in time deposits, which were considered restricted assets related to FirstBank Overseas Corporation, an international banking entity that is a subsidiary of FirstBank.

NOTE 4 – MONEY MARKET INVESTMENTS

Money market investments are composed of time deposits with other financial institutions and short-term investments with original maturities of three months or less.

Money market investments as of December 31, 2016 and 2015 were as follows:

	2016	2015
(Dollars in thousands)
Time deposits with other financial institutions, weighted-average interest rate 0.95%
(2015- 0.92%)	$2,800	$3,000
Other short-term investments, weighted-average interest rate of 0.30%
(2015 - weighted-average interest rate of 0.34%)	7,294	216,473
	$10,094	$219,473

As of December 31, 2016, the Corporation’s had no money market investments pledged as collateral (2015 - $8.8 million pledged as collateral, primarily related to letters of credit).

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

NOTE 5 – INVESTMENT SECURITIES

Investment Securities Available for Sale

The amortized cost, non-credit loss component of OTTI recorded in OCI, gross unrealized gains and losses recorded in OCI, approximate fair value, and weighted-average yield of investment securities available for sale by contractual maturities as of December 31, 2016 and 2015 were as follows:

	December 31, 2016
	Amortized cost	Noncredit Loss Component of OTTI Recorded in OCI	Gross		Fair value	Weighted-average yield%
			Unrealized
			Gains	Losses
(Dollars in thousands)

U.S. Treasury securities:
Due within one year	$7,508	$-	$1	$-	$7,509	0.57

Obligations of U.S. government-sponsored
agencies:
After 1 to 5 years	440,438	-	142	2,912	437,668	1.33
After 5 to 10 years	16,942	-	9	256	16,695	1.91
After 10 years	44,145	-	8	166	43,987	1.12

Puerto Rico government
obligations:
After 1 to 5 years	21,422	12,222	-	-	9,200	-
After 10 years	21,245	2,028	73	1,662	17,628	1.86

United States and Puerto
Rico government
obligations	551,700	14,250	233	4,996	532,687	1.29

Mortgage-backed securities:
FHLMC certificates:
After 5 to 10 years	5,908	-	72	-	5,980	2.25
After 10 years	314,906	-	261	5,827	309,340	2.17
	320,814	-	333	5,827	315,320	2.17
GNMA certificates:
After 1 to 5 years	83	-	3	-	86	3.82
After 5 to 10 years	91,744	-	1,635	92	93,287	3.06
After 10 years	123,548	-	9,706	-	133,254	4.36
	215,375	-	11,344	92	226,627	3.81
FNMA certificates:
Due within one year	152	-	2	-	154	4.71
After 1 to 5 years	24,409	-	435	-	24,844	2.18
After 5 to 10 years	17,181	-	-	261	16,920	1.87
After 10 years	690,625	-	4,136	9,406	685,355	2.35
	732,367	-	4,573	9,667	727,273	2.33
Collateralized mortgage obligations issued
or guaranteed by the FHLMC and GNMA:
After 5 to 10 years	19,851	-	4	31	19,824	1.42
After 10 years	39,120	-	-	132	38,988	1.44
	58,971	-	4	163	58,812	1.43
Other mortgage pass-through
trust certificates:
After 10 years	28,815	8,122	-	-	20,693	2.40
	28,815	8,122	-	-	20,693	2.40
Total mortgage-backed
securities	1,356,342	8,122	16,254	15,749	1,348,725	2.49

Other
After 1 to 5 years	100	-	-	-	100	1.50

Equity securities (1)	415	-	-	7	408	2.44

Total investment securities
available for sale	$1,908,557	$22,372	$16,487	$20,752	$1,881,920	2.14

(1) Equity securities consisted of investment in a Community Reinvestment Act Qualified Investment Fund.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The aggregate amortized cost and approximate market value of investment securities available for sale as of December 31, 2016 by contractual maturity, are shown below:

	Amortized Cost	Fair Value
(Dollars in thousands)

Within 1 year	$7,660	$7,663
After 1 to 5 years	486,452	471,898
After 5 to 10 years	151,626	152,706
After 10 years	1,262,404	1,249,245
Total	$1,908,142	$1,881,512

Equity securities	415	408
Total investment securities available for sale	$1,908,557	$1,881,920

The following tables show the Corporation’s available-for-sale investments’ fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of December 31, 2016 and 2015. The tables also include debt securities for which an OTTI was recognized and only the amount related to a credit loss was recognized in earnings. For unrealized losses for which OTTI was recognized, the related credit loss was charged against the amortized cost basis of the debt security.

	As of December 31, 2016
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
(In thousands)
Debt securities:
Puerto Rico government obligations	$-	$-	$22,609	$15,912	$22,609	$15,912
U.S Treasury and U.S. government
agencies obligations	469,046	3,334	-	-	469,046	3,334
Mortgage-backed securities:
FNMA	519,008	9,667	-	-	519,008	9,667
FHLMC	244,839	5,827	-	-	244,839	5,827
GNMA	43,388	92	-	-	43,388	92
Collateralized mortgage obligations
issued or guaranteed by FHLMC and GNMA	55,309	163	-	-	55,309	163
Other mortgage pass-through trust certificates	-	-	20,693	8,122	20,693	8,122
Equity securities	408	7	-	-	408	7
	$1,331,998	$19,090	$43,302	$24,034	$1,375,300	$43,124

	As of December 31, 2015
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
(In thousands)
Debt securities:
Puerto Rico government obligations	$-	$-	$23,008	$21,597	$23,008	$21,597
U.S Treasury and U.S. government
agencies obligations	198,243	929	210,504	3,661	408,747	4,590
Mortgage-backed securities:
FNMA	437,305	4,516	88,013	1,780	525,318	6,296
FHLMC	141,890	1,338	19,306	368	161,196	1,706
GNMA	1,047	20	-	-	1,047	20
Other mortgage pass-through trust certificates	-	-	25,214	9,691	25,214	9,691
	$778,485	$6,803	$366,045	$37,097	$1,144,530	$43,900

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Assessment for OTTI

Debt securities issued by U.S. government agencies, government-sponsored entities, and the U.S. Treasury accounted for approximately 97% of the total available-for-sale portfolio as of  December 31, 2016 and no credit losses are expected, given the explicit and implicit guarantees provided by the U.S. federal government. The Corporation’s OTTI assessment was concentrated mainly on Puerto Rico government debt securities, with an amortized cost of $42.7 million, and on private label MBS with an amortized cost of $28.8 million, and for which credit losses are evaluated on a quarterly basis. The Corporation considered the following factors in determining whether a credit loss exists and the period over which the debt security is expected to recover:

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

•         The level of cash flows generated from the underlying collateral, if any, supporting the principal and interest payments of the debt securities.

The Corporation recorded OTTI losses on available-for-sale debt securities as follows:

	Year Ended
	2016	2015	2014
(In thousands)
Total other-than-temporary impairment losses	$(1,845)	$(35,806)	$-
Portion of other-than-temporary impairment recognized in OCI	(4,842)	19,289	(388)
Net impairment losses recognized in earnings (1)	$(6,687)	$(16,517)	$(388)

(1)

For the years ended December 31, 2016 and 2015, approximately $6.3 million and $15.9 million, respectively, of the credit impairment recognized in earnings consisted of credit losses on Puerto Rico government debt securities. The remaining impairment losses were associated with credit losses on private label MBS.

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

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

In the first quarter of 2016, the Corporation recorded a $6.3 million OTTI charge on three Puerto Rico government debt securities held by the Corporation as part of its available-for-sale securities portfolio, specifically bonds of the government Development Bank for Puerto Rico (“GDB”) maturing on February 1, 2019 and the Puerto Rico Public Buildings Authority maturing on July 1, 2028. This was the third OTTI charge on these securities recorded since June 30, 2015, as OTTI charges of $12.9 million and $3.0 million were booked in the second and fourth quarters of 2015, respectively, and reduced the amortized cost basis of these three Puerto Rico government debt securities to $35.6 million as of December 31, 2016, including accrued interest of $0.9 million.

During 2016, in consideration of the latest available information about the Puerto Rico government’s financial condition, including the enactment of a debt moratorium law and the declaration of a state of emergency at the GDB, the issuance of the GDB and the Commonwealth’s audited financial statements for the fiscal year ended June 30, 2014, as well as issuance of exchange proposals with the Commonwealth’s creditors related to its outstanding bond obligations, the Corporation applied a discounted cash flow analysis to its Puerto Rico government debt securities in order to calculate the cash flows expected to be collected and to determine if any portion of the decline in market value of these securities was considered a credit-related other-than-temporary impairment. The analysis derives an estimate of value based on the present value of risk-adjusted cash flows of the underlying securities and included the following components:

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

    The discounted risk-adjusted cash flow analysis for the three Puerto Rico government bonds mentioned above assumed a default probability of 100%, thus reflecting that it is more likely than not that these three bonds will default during their remaining terms. Based on this analysis, the Corporation determined that it is unlikely to receive all of the remaining contractual interest and principal amounts when due on these bonds and recorded, in the first quarter of 2016, other-than-temporary credit-related impairment charges amounting to $6.3 million, assuming recovery rates ranging from 35% to 80% (with a weighted average of 61%). On August 1, 2016, the GDB defaulted on a $28 million payment of interest due to its creditors, including interest due on the GDB’s bonds held by the

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Corporation. Similarly, the Puerto Rico Public Buildings Authority made only a partial payment on its interest payment due on October 1, 2016. In the third quarter of 2016, as a result of these defaults, the Corporation discontinued income recognition related to, and placed in non-performing status, the bonds of the GDB and the Puerto Rico Public Buildings Authority. As of December 31, 2016, the amortized cost of these bonds, including accrued interest of $0.9 million, was $35.6 million ($22.3 million of GDB bonds and $13.3 million of Puerto Rico Public Buildings Authority bonds), recorded at their aggregate fair value of $20.5 million ($9.2 million of GDB bonds and $11.3 million of Puerto Rico Public Buildings Authority bonds).

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

In addition, during 2016, the Corporation recorded a $0.4 million credit-related impairment loss associated with private label MBS, which are collateralized by fixed-rate mortgages on single-family residential properties in the United States. The interest rate on these private-label MBS is variable, tied to 3-month LIBOR and limited to the weighted-average coupon of the underlying collateral. The underlying mortgages are fixed-rate, single-family loans with original high FICO scores (over 700) and moderate original loan-to-value ratios (under 80%), as well as moderate delinquency levels.

Based on the expected cash flows, and since the Corporation does not have the intention to sell the securities and has sufficient capital and liquidity to hold these securities until a recovery of the fair value occurs, only the credit loss component was reflected in earnings.  Significant assumptions in the valuation of the private label MBS were as follows:

	As of		As of
	December 31, 2016		December 31, 2015
	Weighted		Weighted
	Average	Range	Average	Range

Discount rate	14.1%	12.88-14.43%	14.5%	14.5%
Prepayment rate	13.8%	6.5-22.5%	25%	15.92% - 31.25%
Projected Cumulative Loss Rate	4%	0.2-8.6%	4%	0.18% - 6.66%

       Refer to Note 28 – Fair Value, for additional information about the valuation model for private label MBS.

     Total proceeds from the sale of securities available for sale during 2016 amounted to approximately $219.8 million, including proceeds of $204.8 million on the sale of U.S. agency MBS and $15.0 million on the sale of a U.S. Treasury bill. For the year ended December 31, 2016, the Corporation recorded a $6.1 million gain on the sale of U.S. agency MBS and an $8 thousand gain on the sale of the U.S. Treasury bill. In addition, a $1.5 million gain from recovery of a residual private label CMO previously written off was recorded in 2016. No sales of securities available for sale were completed in 2015. Total proceeds from the sale of securities available for sale during 2014 amounted to approximately $4.9 million.

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

	As of		As of
	December 31, 2016		December 31, 2015
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
(In thousands)
FHLMC	$399,955	$394,249	$323,437	$322,772
GNMA	254,495	265,615	285,584	301,573
FNMA	849,584	843,818	954,178	953,866
FHLB	231,666	229,792	223,049	219,320

  Investments Held to Maturity

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The amortized cost, gross unrealized gains and losses, approximate fair value, weighted-average yield and contractual maturities of investment securities held to maturity as of December 31, 2016 and December 31, 2015 were as follows:

	December 31, 2016
	Amortized cost			Fair value	Weighted average yield%
		Gross Unrealized
		gains	losses

Puerto Rico Municipal Bonds:
After 1 to 5 years	$1,136	$-	$20	$1,116	5.38
After 5 to 10 years	10,741	-	718	10,023	4.47
After 10 years	144,313	-	22,693	121,620	4.74
Total investment securities
held to maturity	$156,190	$-	$23,431	$132,759	4.73

	December 31, 2015
	Amortized cost			Fair value	Weighted average yield%
		Gross Unrealized
		gains	losses

Puerto Rico Municipal Bonds:
After 1 to 5 years	$1,371	$-	$37	$1,334	5.38
After 5 to 10 years	11,523	-	1,041	10,482	4.25
After 10 years	148,589	-	28,861	119,728	4.64
Total investment securities
held to maturity	$161,483	$-	$29,939	$131,544	4.62

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following tables show the Corporation’s held-to-maturity investments’ fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of December 31, 2016 and 2015:

As of December 31, 2016
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
(In thousands)
Debt securities:
Puerto Rico Municipal Bonds	$-	$-	$132,759	$23,431	$132,759	$23,431

As of December 31, 2015
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
(In thousands)
Debt securities:
Puerto Rico Municipal Bonds	$4,163	$140	$127,381	$29,799	$131,544	$29,939

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

     Based on the quarterly analysis performed and the circumstances discussed above, management concluded that the unrealized loss is attributable to the time value of money and liquidity assumptions and no individual municipal bond was other-than-temporarily impaired as of December 31, 2016.

     From time to time, the Corporation has securities held to maturity with an original maturity of three months or less that are considered cash and cash equivalents and classified as money market investments in the consolidated statements of financial condition.  As of December 31, 2016 and 2015, the Corporation had no outstanding securities held to maturity that were classified as cash and cash equivalents.

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

As of December 31, 2016 and 2015, the Corporation had investments in FHLB stock with a book value of $40.8 million and $31.3 million, respectively. The net realizable value is a reasonable proxy for the fair value of these instruments. Dividend income from FHLB stock for 2016, 2015, and 2014 amounted to $1.5 million, $1.1 million, and $1.2 million, respectively.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

The Corporation has other equity securities that do not have a readily available fair value. The carrying value of such securities as of December 31, 2016 and 2015 was $2.2 million and $0.9 million, respectively.

NOTE 7 – INTEREST AND DIVIDEND ON INVESTMENTS AND MONEY MARKET INSTRUMENTS

The following provides information about interest on investments and FHLB dividend income:

	Year Ended December 31,
	2016	2015	2014
(In thousands)

Mortgage-backed securities:
Taxable	$11,246	$13,520	$16,303
Exempt	20,921	23,779	28,606
	32,167	37,299	44,909
PR government obligations, U.S. Treasury securities, and U.S.
government agencies:
Taxable	4,131	2,628	1,357
Exempt	13,145	13,848	12,937
	17,276	16,476	14,294
Other investment securities (including FHLB dividends)
Taxable	1,462	1,075	1,169
Total interest income on investment securities	50,905	54,850	60,372

Interest on money market instruments:
Taxable	2,669	1,490	1,734
Exempt	696	658	158
Total interest income on money market instruments	3,365	2,148	1,892
Total interest and dividend income on investments and money
market instruments	$54,270	$56,998	$62,264

The following table summarizes the components of interest and dividend income on investments:

	Year Ended December 31,
	2016	2015	2014
(In thousands)
Interest income on investment securities and money
market investments	$52,816	$55,923	$61,095
Dividends on FHLB stock	1,454	1,075	1,169

Total interest income and dividends on investments	$54,270	$56,998	$62,264

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

NOTE 8 – LOANS HELD FOR INVESTMENT

The following provides information about the loan portfolio held for investment:

	As of	As of
	December 31,	December 31,
	2016	2015
(In thousands)

Residential mortgage loans, mainly secured by first mortgages	$3,296,031	$3,344,719

Commercial loans:
Construction loans	124,951	156,195
Commercial mortgage loans	1,568,808	1,537,806
Commercial and Industrial loans (1)	2,180,455	2,246,513
Total commercial loans	3,874,214	3,940,514

Finance leases	233,335	229,165

Consumer loans	1,483,293	1,597,984

Loans held for investment	8,886,873	9,112,382

Allowance for loan and lease losses	(205,603)	(240,710)

Loans held for investment, net	$8,681,270	$8,871,672

(1)

As of December 31, 2016 and 2015, includes $853.9 million and $973.2 million, respectively, of commercial loans that are secured by real estate but are not dependent upon the real estate for repayment.

As of December 31, 2016 and 2015, the Corporation had net deferred origination costs on its loan portfolio amounting to $4.8 million and $6.5 million, respectively. The total loan portfolio is net of unearned income of $32.8 million and $32.9 million as of December 31, 2016 and 2015, respectively.

As of December 31, 2016, the Corporation was servicing residential mortgage loans owned by others aggregating $2.7 billion (2015 — $2.4 billion), construction and commercial loans owned by others aggregating $0.1 million (2015 — $0.1 million), and commercial loan participations owned by others aggregating $401.4 million (2015 — $364.9 million).

Various loans, mainly secured by first mortgages, were assigned as collateral for CDs, individual retirement accounts, and advances from the FHLB. Total loans pledged as collateral amounted to $2.0 billion as of December 31, 2016 (2015 — $2.0 billion).

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Loans held for investment on which accrual of interest income had been discontinued were as follows:

	As of	As of
	December 31,	December 31,
	2016	2015
(In thousands)
Non-performing loans:
Residential mortgage	$160,867	$169,001
Commercial mortgage	178,696	51,333
Commercial and Industrial	146,599	137,051
Construction:
Land	11,026	12,174
Construction-commercial	36,893	39,466
Construction-residential	1,933	2,996
Consumer:
Auto loans	14,346	17,435
Finance leases	1,335	2,459
Other consumer loans	8,399	10,858
Total non-performing loans held for investment (1)(2)(3)	$560,094	$442,773

________________
(1)	As of December 31, 2016 and December 31, 2015, excludes $8.1 million of non-performing loans held for sale.
(2)

Amount excludes PCI loans with a carrying value of approximately $165.8 million and $173.9 million as of December 31, 2016 and 2015, respectively, primarily mortgage loans acquired from Doral Bank in the first quarter of 2015 and from Doral Financial in the second quarter of 2014, as further discussed below. These loans are not considered non-performing due to the application of the accretion method, under which these loans will accrete interest income over the remaining life of the loans using an estimated cash flow analysis.

(3)	Non-performing loans exclude $384.9 million and $414.9 million of TDR loans that are in compliance with the modified terms and in accrual status as of December 31, 2016 and 2015, respectively.

 If these loans were accruing interest, the additional interest income realized would have been $43.2 million (2015— $37.8 million; 2014 — $48.9 million).

Loans in Process of Foreclosure

    As of December 31, 2016, the recorded investment of residential mortgage loans collateralized by residential real estate property that are in the process of foreclosure amounted to $134.2 million. The Corporation commences the foreclosure process on residential real estate loans when a borrower becomes 120 days delinquent in accordance with the guidelines of the Consumer Financial Protection Bureau (CFPB). Foreclosure procedures and timelines vary depending on whether the property is located in a judicial or non-judicial state. Judicial states (Puerto Rico) require the foreclosure to be processed through the state’s court while foreclosure in non-judicial states is processed without court intervention. Foreclosure timelines vary according to state law and investor guidelines. Occasionally foreclosures may be delayed due to mandatory mediations, bankruptcy, court delays and title issues, among other reasons.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The Corporation’s aging of the loans held for investment portfolio is as follows:

As of December 31, 2016	30-59 Days Past Due	60-89 Days Past Due	90 days or more Past Due (1)	Total Past Due	Purchased Credit-Impaired Loans	Current	Total loans held for investment	90 days past due and still accruing

(In thousands)
Residential mortgage:
FHA/VA and other government-guaranteed
loans (2) (3) (4)	$-	$5,179	$77,052	$82,231	$-	$44,627	$126,858	$77,052
Other residential mortgage loans (4)	-	94,004	177,568	271,572	162,676	2,734,925	3,169,173	16,701
Commercial:
Commercial and Industrial loans	14,195	3,724	151,967	169,886	-	2,010,569	2,180,455	5,368
Commercial mortgage loans (4)	-	4,534	181,977	186,511	3,142	1,379,155	1,568,808	3,281
Construction:
Land (4)	-	436	11,504	11,940	-	19,826	31,766	478
Construction-commercial	-	-	36,893	36,893	-	40,582	77,475	-
Construction-residential (4)	-	-	1,933	1,933	-	13,777	15,710	-
Consumer:
Auto loans	57,142	13,523	14,346	85,011	-	762,947	847,958	-
Finance leases	7,714	1,671	1,335	10,720	-	222,615	233,335	-
Other consumer loans	7,675	5,254	12,328	25,257	-	610,078	635,335	3,929
Total loans held for investment	$86,726	$128,325	$666,903	$881,954	$165,818	$7,839,101	$8,886,873	$106,809

(1)

Includes non-performing loans and accruing loans that are contractually delinquent 90 days or more (i.e., FHA/VA guaranteed loans and credit cards). Credit card loans continue to accrue finance charges and fees until charged-off at 180 days.

(2)

It is the Corporation's policy to report delinquent residential mortgage loans insured by the FHA or guaranteed by the VA as past-due loans 90 days and still accruing as opposed to non-performing loans since the principal repayment is insured. These balances include $29.3 million of residential mortgage loans insured by the FHA or guaranteed by the VA which are over 15 months delinquent, and are no longer accruing interest as of December 31, 2016.

(3)

As of December 31, 2016, includes $43.7 million of defaulted loans collateralizing GNMA securities for which the Corporation has an unconditional option (but not an obligation) to repurchase the defaulted loans.

(4)

According to the Corporation's delinquency policy and consistent with the instructions for the preparation of the Consolidated Financial Statements for Bank Holding Companies (FR Y-9C) required by the Federal Reserve Board, residential mortgage, commercial mortgage, and construction loans are considered past due when the borrower is in arrears two or more monthly payments. FHA/VA and other government-guaranteed loans, other residential mortgage loans, commercial mortgage loans, land loans, and construction-residential loans past due 30-59 days as of December 31, 2016 amounted to $9.9 million, $142.8 million, $4.6 million, $0.7 million, and $0.4 million, respectively.

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

(4)

According to the Corporation's delinquency policy and consistent with the instructions for the preparation of the Consolidated Financial Statements for Bank Holding Companies (FR Y-9C) required by the Federal Reserve Board, residential mortgage, commercial mortgage, and construction loans are considered past due when the borrower is in arrears two or more monthly payments. FHA/VA and other government-guaranteed loans, other residential mortgage loans, commercial mortgage loans, land loans, and construction-residential loans past-due 30-59 days as of December 31, 2015 amounted to $11.0 million, $162.9 million, $38.6 million, $5.7 million, and $0.8 million, respectively.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	The Corporation’s credit quality indicators by loan type as of December 31, 2016 and 2015 are summarized below:

		Commercial Credit Exposure-Credit Risk Profile based on Creditworthiness Category:
		Substandard	Doubtful	Loss	Total Adversely Classified (1)	Total Portfolio
	December 31, 2016
	(In thousands)
	Commercial Mortgage	$193,391	$35,416	$-	$228,807	$1,568,808
	Construction:
	Land	19,345	-	-	19,345	31,766
	Construction-commercial	36,893	-	-	36,893	77,475
	Construction-residential	1,933	-	-	1,933	15,710
	Commercial and Industrial	133,599	67,996	784	202,379	2,180,455

		Commercial Credit Exposure-Credit Risk Profile based on Creditworthiness Category:
		Substandard	Doubtful	Loss	Total Adversely Classified (1)	Total Portfolio
	December 31, 2015
	(In thousands)
	Commercial Mortgage	$252,941	$140	$-	$253,081	$1,537,806
	Construction:
	Land	14,035	1	-	14,036	51,874
	Construction-commercial	39,466	-	-	39,466	83,330
	Construction-residential	2,996	-	-	2,996	20,991
	Commercial and Industrial	140,827	71,341	354	212,522	2,246,513

(1)	Excludes $8.1 million of non-performing loans held for sale as of December 31, 2016 and 2015.

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

Doubtful - Doubtful classifications have all of the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently known facts, conditions and values, highly questionable and improbable. A Doubtful classification may be appropriate in cases where significant risk exposures are perceived, but loss cannot be determined because of specific reasonable pending factors, which may strengthen the credit in the near term.

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

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	December 31, 2016	Consumer Credit Exposure-Credit Risk Profile Based on Payment Activity
		Residential Real-Estate		Consumer
		FHA/VA/ Guaranteed (1)	Other residential loans	Auto	Finance Leases	Other Consumer
	(In thousands)
	Performing	$126,858	$2,845,630	$833,612	$232,000	$626,936
	Purchased Credit-Impaired (2)	-	162,676	-	-	-
	Non-performing	-	160,867	14,346	1,335	8,399
	Total	$126,858	$3,169,173	$847,958	$233,335	$635,335

(1)

It is the Corporation's policy to report delinquent residential mortgage loans insured by the FHA or guaranteed by the VA as past due loans 90 days and still accruing as opposed to non-performing loans since the principal repayment is insured. This balance includes $29.3 million of residential mortgage loans insured by the FHA or guaranteed by the VA, which are over 15 months delinquent, and are no longer accruing interest as of December 31, 2016.

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

(1)

It is the Corporation's policy to report delinquent residential mortgage loans insured by the FHA or guaranteed by the VA as past due loans  90 days and still accruing as opposed to non-performing loans since the principal repayment is insured. This balance includes $37.3 million of residential mortgage loans insured by the FHA or guaranteed by the VA, which are over 15 months delinquent and are no longer accruing interest as of December 31, 2015.

(2)

PCI loans are excluded from non-performing statistics due to the application of the accretion method, under which these loans will accrete interest income over the remaining life of the loans using estimated cash flow analysis.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

     The following tables present information about impaired loans, excluding PCI loans, which are reported separately, as discussed below:

Impaired Loans

	Recorded Investment	Unpaid Principal Balance	Related Specific Allowance	Average Recorded Investment	Interest Income Recognized on Accrual Basis	Interest Income Recognized on Cash Basis
(In thousands)
As of December 31, 2016
With no related allowance recorded:
FHA/VA-Guaranteed loans	$-	$-	$-	$-	$-	$-
Other residential mortgage loans	67,996	82,602	-	71,003	741	731
Commercial:
Commercial mortgage loans	72,620	91,685	-	80,713	940	550
Commercial and Industrial
loans	14,656	24,642	-	17,209	42	-
Construction:
Land	180	233	-	212	2	2
Construction-commercial	-	-	-	-	-	-
Construction-residential	956	1,531	-	956	-	-
Consumer:
Auto loans	599	599	-	615	7	-
Finance leases	94	94	-	95	1	-
Other consumer loans	4,516	5,876	-	4,696	233	106
	$161,617	$207,262	$-	$175,499	$1,966	$1,389
With an allowance recorded:
FHA/VA-Guaranteed loans	$-	$-	$-	$-	$-	$-
Other residential mortgage loans	374,271	423,648	8,633	380,273	17,751	1,503
Commercial:
Commercial mortgage loans	121,771	133,883	26,172	122,609	463	173
Commercial and Industrial
loans	138,887	165,399	22,638	149,153	589	1,287
Construction:
Land	14,870	19,918	947	15,589	168	49
Construction-commercial	36,893	38,721	324	38,191	-	-
Construction-residential	392	551	134	392	-	-
Consumer:
Auto loans	24,276	24,276	3,717	26,562	1,813	-
Finance leases	2,553	2,553	71	2,751	202	-
Other consumer loans	12,375	12,734	1,785	13,322	1,143	48
	$726,288	$821,683	$64,421	$748,842	$22,129	$3,060
Total:
FHA/VA-Guaranteed loans	$-	$-	$-	$-	$-	$-
Other residential mortgage loans	442,267	506,250	8,633	451,276	18,492	2,234
Commercial:
Commercial mortgage loans	194,391	225,568	26,172	203,322	1,403	723
Commercial and Industrial
loans	153,543	190,041	22,638	166,362	631	1,287
Construction:
Land	15,050	20,151	947	15,801	170	51
Construction-commercial	36,893	38,721	324	38,191	-	-
Construction-residential	1,348	2,082	134	1,348	-	-
Consumer:
Auto loans	24,875	24,875	3,717	27,177	1,820	-
Finance leases	2,647	2,647	71	2,846	203	-
Other consumer loans	16,891	18,610	1,785	18,018	1,376	154
	$887,905	$1,028,945	$64,421	$924,341	$24,095	$4,449

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	Recorded Investment	Unpaid Principal Balance	Related Specific Allowance	Average Recorded Investment	Interest Income Recognized Accrual Basis	Interest Income Recognized Cash Basis
(In thousands)
As of December 31, 2015
With no related allowance recorded:
FHA/VA-Guaranteed loans	$-	$-	$-	$-	$-	$-
Other residential mortgage loans	65,495	74,146	-	67,282	558	688
Commercial:
Commercial mortgage loans	54,048	66,448	-	54,967	1,329	832
Commercial and Industrial
loans	27,492	29,957	-	28,326	-	693
Construction:
Land	-	-	-	-	-	-
Construction-commercial	39,466	40,000	-	39,736	-	-
Construction-residential	3,046	3,046	-	3,098	164	-
Consumer:
Auto loans	-	-	-	-	-	-
Finance leases	-	-	-	-	-	-
Other consumer loans	2,618	4,300	-	2,766	21	115
	$192,165	$217,897	$-	$196,175	$2,072	$2,328
With an allowance recorded:
FHA/VA-Guaranteed loans	$-	$-	$-	$-	$-	$-
Other residential mortgage loans	395,173	440,947	21,787	398,790	17,543	1,640
Commercial:
Commercial mortgage loans	27,479	40,634	3,073	30,518	347	501
Commercial and Industrial
loans	143,214	164,050	18,096	148,547	2,338	1,939
Construction:
Land	9,578	13,758	1,060	9,727	44	70
Construction-commercial	-	-	-	-	-	-
Construction-residential	1,426	2,180	142	1,476	-	-
Consumer:
Auto loans	21,581	21,581	6,653	23,531	1,494	-
Finance leases	2,077	2,077	86	2,484	170	-
Other consumer loans	13,816	14,043	1,684	14,782	1,592	25
	$614,344	$699,270	$52,581	$629,855	$23,528	$4,175
Total:
FHA/VA-Guaranteed loans	$-	$-	$-	$-	$-	$-
Other residential mortgage loans	460,668	515,093	21,787	466,072	18,101	2,328
Commercial:
Commercial mortgage loans	81,527	107,082	3,073	85,485	1,676	1,333
Commercial and Industrial
loans	170,706	194,007	18,096	176,873	2,338	2,632
Construction:
Land	9,578	13,758	1,060	9,727	44	70
Construction-commercial	39,466	40,000	-	39,736	-	-
Construction-residential	4,472	5,226	142	4,574	164	-
Consumer:
Auto loans	21,581	21,581	6,653	23,531	1,494	-
Finance leases	2,077	2,077	86	2,484	170	-
Other consumer loans	16,434	18,343	1,684	17,548	1,613	140
	$806,509	$917,167	$52,581	$826,030	$25,600	$6,503

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following tables show the activity for impaired loans during 2016, 2015 and 2014 and the related specific reserves:

	2016	2015	2014
(In thousands)
Impaired Loans:
Balance at beginning of year	$806,509	$945,407	$919,112
Loans determined impaired during the year	288,202	160,837	306,390
Charge-offs (1)	(67,210)	(99,023)	(106,154)
Loans sold, net of charge-offs	(8,675)	(67,836)	(4,500)
Reclassification from loans held for sale	-	40,005	-
Increases to impaired loans - additional disbursements	3,236	3,340	5,028
Foreclosures	(36,161)	(57,728)	(40,582)
Loans no longer considered impaired	(27,643)	(46,489)	(22,333)
Paid in full or partial payments	(70,353)	(72,004)	(111,554)
Balance at end of year	$887,905	$806,509	$945,407

(1)

For the year ended December 31, 2016, includes $4.2 million of charge-offs related to impaired loans included in a sale of a $16.3 million pool of non-performing assets and, for the year ended December 31, 2015, includes $63.9 million of charge-offs related to a bulk sales of assets, as further discussed below.

(In thousands)	2016	2015	2014
Specific Reserve:
Balance at beginning of year	$52,581	$55,205	$102,601
Provision for loan losses	78,695	91,515	58,758
Net charge-offs	(66,855)	(94,139)	(106,154)
Balance at end of year	$64,421	$52,581	$55,205

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

    Under ASC 310-30, the acquired PCI loans were aggregated into pools based on similar characteristics (i.e. delinquency status and loan terms). Each loan pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. Since the loans are accounted for by the Corporation under ASC 310-30, they are not considered non-performing and will continue to have an accretable yield as long as there is a reasonable expectation about the timing and amount of cash flows expected to be collected. The Corporation recognizes additional losses on this portfolio when it is probable that the Corporation will be unable to collect all cash flows expected as of the acquisition date plus additional cash flows expected to be collected arising from changes in estimates after the acquisition date.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The carrying amount of PCI loans follows:

	As of	As of
	December 31,	December 31,
	2016	2015
(In thousands)
Residential mortgage loans	$162,676	$170,766
Commercial mortgage loans	3,142	3,147
Total PCI loans	$165,818	$173,913
Allowance for loan losses	(6,857)	(3,962)
Total PCI loans, net of allowance for loan losses	$158,961	$169,951

The following tables present PCI loans by past due status as of December 31, 2016 and 2015:

As of December 31, 2016	30-59 Days	60-89 Days	90 days or more	Total Past Due		Total PCI loans
					Current
(In thousands)
Residential mortgage loans	$-	$11,892	$27,849	$39,741	$122,935	$162,676
Commercial mortgage loans	-	355	1,150	1,505	1,637	3,142
Total (1)	$-	$12,247	$28,999	$41,246	$124,572	$165,818
_____________
(1)

According to the Corporation's delinquency policy and consistent with the instructions for the preparation of the Consolidated Financial Statements for Bank Holding Companies (FR Y-9C) required by the Federal Reserve Board, residential mortgage and commercial mortgage loans are considered past due when the borrower is in arrears two or more monthly payments. PCI residential mortgage loans and commercial mortgage loans past due 30-59 days as of December 31, 2016 amounted to $22.3 million and $0.1 million, respectively.

As of December 31, 2015	30-59 Days	60-89 Days	90 days or more	Total Past Due		Total PCI loans
					Current
(In thousands)
Residential mortgage loans	$-	$16,094	$22,218	$38,312	$132,454	$170,766
Commercial mortgage loans	-	-	992	992	2,155	3,147
Total (1)	$-	$16,094	$23,210	$39,304	$134,609	$173,913
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

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Initial Fair Value and Accretable Yield of PCI Loans

At acquisition, the Corporation estimated the cash flows the Corporation expected to collect on PCI loans. Under the accounting guidance for PCI loans, the difference between the contractually required payments and the cash flows expected to be collected at acquisition is referred to as the non-accretable difference. This difference is neither accreted into income nor recorded on the Corporation’s consolidated statements of financial condition. The excess of cash flows expected to be collected over the estimated fair value is referred to as the accretable yield and is recognized in interest income over the remaining life of the loans, using the effective-yield method.

Changes in accretable yield of acquired loans

      Subsequent to the acquisition of loans, the Corporation is required to periodically evaluate its estimate of cash flows expected to be collected. These evaluations, performed quarterly, require the continued use of key assumptions and estimates, similar to the initial estimate of fair value. Subsequent changes in the estimated cash flows expected to be collected may result in changes in the accretable yield and non-accretable difference or reclassifications from non-accretable yield to accretable yield. Increases in the cash flows expected to be collected will generally result in an increase in interest income over the remaining life of the loan or pool of loans. Decreases in expected cash flows due to further credit deterioration will generally result in an impairment charge recognized in the Corporation’s provision for loan and lease losses, resulting in an increase to the allowance for loan and lease losses. During 2016, the Corporation increased by $2.9 million the reserve related to PCI loans acquired from Doral Financial in 2014. The reserve is driven by the revisions to the expected cash flows of the portfolio for the remaining term of the loan pool based on expected performance and market conditions.

Changes in the accretable yield of PCI loans for the years ended December 31, 2016 and 2015 were as follows:

	December 31, 2016	December 31, 2015
(In thousands)
Balance at beginning of year	$118,385	$82,460
Additions (accretable yield at acquisition
of loans from Doral)	-	38,319
Accretion recognized in earnings	(11,533)	(11,188)
Reclassification from non-accretable	9,610	8,794
Balance at end of period	$116,462	$118,385

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Changes in the carrying amount of loans accounted for pursuant to ASC 310-30 follows:

	Year ended	Year ended
	December 31, 2016	December 31, 2015
(In thousands)
Balance at beginning of period	$173,913	$102,604
Additions (1)	-	79,889
Accretion	11,533	11,188
Collections	(17,184)	(19,572)
Foreclosures	(2,444)	(196)
Ending balance	$165,818	$173,913
Allowance for loan losses	(6,857)	(3,962)
Ending balance, net of allowance for loan losses	$158,961	$169,951

(1)	For the year ended December 31, 2015, additions represents the estimated fair value of PCI loans acquired from Doral Bank at the date of acquisition.

Changes in the allowance for loan losses related to PCI loans follows:

	Year ended
	December 31, 2016	December 31, 2015

Balance at beginning of period	$3,962	$-
Provision for loan losses	2,895	3,962
Balance at end of period	$6,857	$3,962

The outstanding principal balance of PCI loans, including amounts charged off by the Corporation, amounted to $207.3 million as of December 31, 2016 (December 31, 2015- $218.1 million, December 31, 2014- $135.5 million).

Purchases and Sales of Loans

During 2016, the Corporation purchased $85.0 million of residential mortgage loans, consistent with a strategic program to purchase ongoing residential mortgage loan production from mortgage bankers in Puerto Rico. Generally, the loans purchased from mortgage bankers were conforming residential mortgage loans. Purchases of conforming residential mortgage loans provide the Corporation the flexibility to retain or sell the loans, including through securitization transactions, depending upon the Corporation’s interest rate risk management strategies. When the Corporation sells such loans, it generally keeps the servicing of the loans.

In the ordinary course of business, the Corporation sells residential mortgage loans (originated or purchased) to GNMA and GSEs such as FNMA and FHLMC, which generally securitize the transferred loans into mortgage-backed securities for sale into the secondary market. The Corporation sold approximately $144.3 million of performing residential mortgage loans to FNMA and FHLMC during 2016. Also during 2016, the Corporation sold approximately $338.3 million of FHA/VA mortgage loans to GNMA, which packages them into mortgage-backed securities. The Corporation’s continuing involvement in these sold loans consists primarily of servicing the loans. In addition, the Corporation agreed to repurchase loans when it breaches any of the representations and warranties included in the sale agreement. These representations and warranties are consistent with the GSEs’ selling and servicing guidelines (i.e., ensuring that the mortgage was properly underwritten according to established guidelines).

   For loans sold to GNMA, the Corporation holds an option to repurchase individual delinquent loans issued on or after January 1, 2003 when the borrower fails to make any payment for three consecutive months. This option gives the Corporation the ability, but not the obligation, to repurchase the delinquent loans at par without prior authorization from GNMA.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

  Under ASC Topic 860, Transfers and Servicing, once the Corporation has the unilateral ability to repurchase the delinquent loan, it is considered to have regained effective control over the loan and is required to recognize the loan and a corresponding repurchase liability on the balance sheet regardless of the Corporation’s intent to repurchase the loan.

During 2016, 2015, and 2014, the Corporation repurchased, pursuant to its repurchase option with GNMA $29.1 million, $19.2 million, and $37.8 million, respectively, of loans previously sold to GNMA. The principal balance of these loans is fully guaranteed and the risk of loss related to the repurchased loans is generally limited to the difference between the delinquent interest payment advanced to GNMA computed at the loan’s interest rate and the interest payments reimbursed by FHA, which are computed at a pre-determined debenture rate. Repurchases of GNMA loans allow the Corporation, among other things, to maintain acceptable delinquency rates on outstanding GNMA pools and remain as a seller and servicer in good standing with GNMA. The Corporation generally remediates any breach of representations and warranties related to the underwriting of such loans according to established GNMA guidelines without incurring losses. The Corporation does not maintain a liability for estimated losses as a result of breaches in representations and warranties.

Loan sales to FNMA and FHLMC are without recourse in relation to the future performance of the loans. The Corporation repurchased at par loans previously sold to FNMA and FHLMC in the amounts of $0.7 million, $1.4 million, and $2.3 million during 2016, 2015, and 2014, respectively. The Corporation’s risk of loss with respect to these loans is also minimal as these repurchased loans are generally performing loans with documentation deficiencies. No losses related to breaches of representations and warranties were incurred in 2016. Historically, losses experienced on these loans have been immaterial. As a consequence, as of December 31, 2016, the Corporation does not maintain a liability for estimated losses on loans expected to be repurchased as a result of breaches in loan and servicer representations and warranties.

The Corporation sold $20.2 million, $20.0 and $53.0 million of commercial mortgage loan participations during 2016, 2015 and 2014, respectively.

In addition to the aforementioned sales, during the fourth quarter of 2016, the Corporation completed the sale of a pool of non-performing assets with a book value of $16.3 million (principal balance of $20.1 million), in a cash transaction. The proceeds from this sale were $11.3 million net of escrows and principal and interest collected on behalf of the purchaser subsequent to the effective date of the transaction. Approximately $2.8 million of reserves had been allocated to the loans. This transaction resulted in total net charge-offs of $4.6 million and an incremental pre-tax loss of $1.8 million recorded as a charge to the provision for loan and lease losses.

Bulk Sale of Assets

During the second quarter of 2015, the Corporation completed the sale of commercial and construction loans with a book value of $147.5 million ($90.7 million of commercial mortgage loans, $45.8 million of commercial and industrial, and $11.0 million of construction loans), comprised mostly of non-performing and adversely classified loans, as well as OREO properties with a book value of $2.9 million, in a cash transaction. The sale price of this bulk sale was $87.3 million. Approximately $15.3 million of reserves had been allocated to the loans. This transaction resulted in total charge-offs of $61.4 million and an incremental pre-tax loss of $48.7 million, including $0.9 million in professional service fees directly attributable to the bulk sale.

     Loan Portfolio Concentration

The Corporation’s primary lending area is Puerto Rico. The Corporation’s banking subsidiary, FirstBank, also lends in the USVI and BVI markets and in the United States (principally in the state of Florida). Of the total gross loans held for investment of $8.9 billion as of December 31, 2016, approximately 78% have credit risk concentration in Puerto Rico, 15% in the United States, and 7% in the USVI and BVI.

    As of December 31, 2016, the Corporation had $133.6 million outstanding (book value of $124.5 million) in loans extended to the Puerto Rico government, its municipalities and public corporations, compared to $153.2 million outstanding as of December 31, 2015. In addition, the outstanding balance of loans granted to the government of the Virgin Islands amounted to $84.7 million as of December 31, 2016, compared to $126.2 million as of December 31, 2015.  Approximately $91.0 million of the granted credit facilities outstanding ($81.9 million book value) consisted of loans to public corporations, including a direct exposure to the Puerto Rico Electric Power Authority (“PREPA”), with an outstanding balance of $75 million ($65.5 million book value) as of December 31, 2016, and approximately $6.9 million consisted of loans to units of the Puerto Rico central government. The PREPA credit facility was placed in non-accrual status in the first quarter of 2015, and interest payments recorded on a cost-recovery basis. The PREPA credit facility was sold in the first quarter of 2017. Refer to Note 35 – Subsequent Events for additional information about this transaction.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

In addition, the Corporation had $35.7 million of loans extended to municipalities in Puerto Rico, which in most cases are supported by assigned property tax revenues.  The vast majority of municipalities’ revenues are independent of the Puerto Rico central government. These municipalities are required by law to levy special property taxes in such amounts as are required for the payment of all of their respective general obligation bonds and notes. Late in 2015, the GDB and the Municipal Revenue Collection Center (CRIM) signed and perfected a deed of trust. Through this deed, the GDB, as fiduciary, is bound to keep the CRIM funds separate from any other deposits and must distribute the funds pursuant to applicable law. The CRIM funds are deposited at another commercial depository financial institution in Puerto Rico.

   Furthermore, as of December 31, 2016, the Corporation had $127.7 million outstanding (book value of $111.8 million) in credit facilities extended to the hotel industry in Puerto Rico under which the borrower and the operations of the underlying collateral are the primary sources of repayment and the Puerto Rico Tourism Development Fund (the “TDF”) provides a secondary guarantee for payment performance, compared to $129.4 million as of December 31, 2015. These facilities were placed in non-accrual status and classified as impaired in the first quarter of 2016, and interest payments are now applied against principal. Approximately $2.0 million of interest payments received on loans guaranteed by the TDF since late March 2016 have been applied against principal. The Corporation has been receiving payments on the largest of these three facilities sufficient to cover the monthly contractual payments. This facility matured on February 1, 2017 and is currently under renegotiation. In addition, the borrowers’ cash flows related to the other two facilities are insufficient to cover debt service and the Corporation is not receiving collections from the TDF guarantee. As such, these two facilities are collateral dependent loans and charge-offs amounting to $13.9 million were recorded during the second half of 2016, of which $13.0 million was charged against reserves established in prior periods. These loans have been adversely classified since the third quarter of 2015. As of December 31, 2016, the loans guaranteed by the TDF are being carried at 72% of unpaid principal balance, net of reserves and accumulated charge-offs.  The Corporation measures impairment on these loans based on the fair value of the collateral and the existence of the government guarantee.  Developments of the Puerto Rico government debt restructuring process, with the automatic stay on litigations under PROMESA set to expire on May 1, 2017, and actions taken or those that may have to be taken by the Commonwealth or the PROMESA oversight board to address Puerto Rico’s fiscal and economic crisis could ultimately adversely affect the value of the Puerto Rico government guarantees, including the TDF guarantee. If as a result of developments, including discussions with regulators, loan rating downgrades, progress in the debt restructuring process, or for other reasons, the Corporation determines that additional impairment charges are necessary, such an action would adversely affect the Corporation’s results of operations in the period in which such determination is taken. The Corporation’s collections of principal and interest from TDF in 2016 amounted to $0.6 million compared to $5.3 million in 2015.

   As of December 31, 2016, the total reserve to book value coverage ratio related to commercial loans extended to or guaranteed by the Puerto Rico government (excluding municipalities) was 17% and the loans are being carried at 74% of unpaid principal balance, net of reserves and accumulated charge offs.

     In addition, the Corporation had $119.9 million in exposure to residential mortgage loans that are guaranteed by the Puerto Rico Housing Finance Authority. Residential mortgage loans guaranteed by the Puerto Rico Housing Finance Authority are secured by the underlying properties and the guarantees serve to cover shortfalls in collateral in the event of a borrower default. The Puerto Rico government guarantees up to $75 million of the principal guaranteed under the mortgage loans insurance program. According to the most recently released audited financial statements of the Puerto Rico Housing Financing Authority, as of June 30, 2015, the Puerto Rico Housing Finance Authority’s mortgage loans insurance program covered loans aggregating approximately $552 million. The regulations adopted by the Puerto Rico Housing Finance Authority require the establishment of adequate reserves to guarantee the solvency of the mortgage loans insurance fund. As of June 30, 2015, the most recent date as to which information is available, the Puerto Rico Housing Finance Authority had a restricted net position for such purposes of approximately $77.4 million.

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

Troubled Debt Restructurings

The Corporation provides homeownership preservation assistance to its customers through a loss mitigation program in Puerto Rico that is similar to the U.S. government’s Home Affordable Modification Program guidelines. Depending upon the nature of borrowers’ financial condition, restructurings or loan modifications through this program as well as other restructurings of individual commercial, commercial mortgage, construction, and residential mortgage loans fit the definition of a TDR. A restructuring of a debt constitutes a TDR if the creditor for economic or legal reasons related to the debtor’s financial difficulties grants a concession to the debtor that it would not otherwise consider. Modifications involve changes in one or more of the loan terms that bring a defaulted loan current and

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

provide sustainable affordability. Changes may include the refinancing of any past-due amounts, including interest and escrow, the extension of the maturity of the loan and modifications of the loan rate. As of December 31, 2016, the Corporation’s total TDR loans of $647.0 million consisted of $375.8 million of residential mortgage loans, $133.5 million of commercial and industrial loans, $48.7 million of commercial mortgage loans, $46.6 million of construction loans, and $42.4 million of consumer loans. Outstanding unfunded commitments on TDR loans amounted to $1.2 million as of December 31, 2016.

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

Prior to permanently modifying a loan, the Corporation may enter into trial modifications with certain borrowers. Trial modifications generally represent a six-month period during which the borrower makes monthly payments under the anticipated modified payment terms prior to a formal modification. Upon successful completion of a trial modification, the Corporation and the borrower enter into a permanent modification. TDR loans that are participating in or that have been offered a binding trial modification are classified as TDRs when the trial offer is made and continue to be classified as TDRs regardless of whether the borrower enters into a permanent modification. As of December 31, 2016, the Corporation classified an additional $4.1 million of residential mortgage loans as TDRs that were participating in or had been offered a trial modification.

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

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	Selected information on TDRs that includes the recorded investment by loan class and modification type is summarized in the following tables. This information reflects all TDRs:

		As of December 31, 2016
		Interest rate below market	Maturity or term extension	Combination of reduction in interest rate and extension of maturity	Forgiveness of principal and/or interest	Other (1)	Total
	(In thousands)
	Troubled Debt Restructurings:
	Non-FHA/VA Residential Mortgage loans	$29,254	$8,373	$280,588	$-	$57,594	$375,809
	Commercial Mortgage loans	6,044	2,007	30,005	-	10,686	48,742
	Commercial and Industrial loans	2,111	66,830	16,359	863	47,358	133,521
	Construction loans:
	Land	-	6,735	2,219	-	408	9,362
	Construction-commercial	-	-	-	36,893	-	36,893
	Construction-residential	-	-	-	-	357	357
	Consumer loans - Auto	-	1,706	14,698	-	8,471	24,875
	Finance Leases	-	366	2,281	-	-	2,647
	Consumer loans - Other	236	2,518	9,662	299	2,127	14,842
	Total Troubled Debt Restructurings	$37,645	$88,535	$355,812	$38,055	$127,001	$647,048

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

(2)	Excludes TDRs held for sale amounting to $45.7 million as of December 31, 2014.

The following table presents the Corporation's TDRs activity:

	Year Ended	Year Ended	Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014
(In thousands)
Beginning balance of TDRs	$661,591	$694,453	$630,258
New TDRs	84,942	111,890	164,108
Increases to existing TDRs - additional disbursements	3,921	1,018	1,903
Charge-offs post-modification (1)	(24,876)	(64,116)	(43,916)
Sales, net of charge-offs	(3,761)	(44,048)	(4,500)
Foreclosures	(16,834)	(39,706)	(4,948)
Removed from TDR classification	(3,031)	-	-
Reclassification from loans held for sale (2)	-	40,005	-
Paid-off and partial payments	(54,904)	(37,905)	(48,452)
Ending balance of TDRs	$647,048	$661,591	$694,453

(1)

For the year ended December 31, 2016, includes $1.3 million of charge-offs related to TDRs included in the sale of the $16.3 million pool of non-performing assets. For the year ended December 31, 2015 includes $45.3 million of charge-offs related to TDRs included in the bulk sale of assets.

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

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

TDRs are classified as either accrual or nonaccrual loans. Loans in accrual status may remain in accrual status when their contractual terms have been modified in a TDR if the loans had demonstrated performance prior to the restructuring and payment in full under the restructured terms is expected. Otherwise, loans on nonaccrual and restructured as a TDR will remain on nonaccrual status until the borrower has proven the ability to perform under the modified structure, generally for a minimum of six months, and there is evidence that such payments can and are likely to continue as agreed. Performance prior to the restructuring, or significant events that coincide with the restructuring, are included in assessing whether the borrower can meet the new terms and may result in the loan being returned to accrual status at the time of the restructuring or after a shorter performance period. If the borrower’s ability to meet the revised payment schedule is uncertain, the loan remains classified as a non-accrual loan. Loan modifications increase the Corporation’s interest income by returning a non-performing loan to performing status, if applicable, increase cash flows by providing for payments to be made by the borrower, and limit increases in foreclosure and OREO costs. A TDR loan that specifies an interest rate that at the time of the restructuring is greater than or equal to the rate the Corporation is willing to accept for a new loan with comparable risk may not be reported as a TDR, or an impaired loan in the calendar years subsequent to the restructuring, if it is in compliance with its modified terms. During the year ended December 31, 2016, the Corporation removed a $3.0 million loan from the TDR classification as the borrower is no longer experiencing financial difficulties, and the loan was refinanced at market terms and does not contain any concession to the borrower.

	The following table provides a breakdown between accrual and nonaccrual status of TDR loans:

		As of December 31, 2016

		Accrual	Nonaccrual (1)	Total TDRs
	(In thousands)
	Non-FHA/VA Residential Mortgage loans	$295,656	$80,153	$375,809
	Commercial Mortgage loans	32,340	16,402	48,742
	Commercial and Industrial loans	18,496	115,025	133,521
	Construction loans:
	Land	7,732	1,630	9,362
	Construction-commercial	-	36,893	36,893
	Construction-residential	-	357	357
	Consumer loans - Auto	16,253	8,622	24,875
	Finance Leases	2,542	105	2,647
	Consumer loans - Other	11,868	2,974	14,842
	Total Troubled Debt Restructurings	$384,887	$262,161	$647,048

(1)

Included in non-accrual loans are $110.6 million in loans that are performing under the terms of the restructuring agreement but are reported in non-accrual status until the restructured loans meet the criteria of sustained payment performance under the revised terms for reinstatement to accrual status and are deemed fully collectible.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

		As of December 31, 2015

		Accrual	Nonaccrual (1)	Total TDRs
	(In thousands)
	Non-FHA/VA Residential Mortgage loans	$303,885	$78,787	$382,672
	Commercial Mortgage loans	29,121	15,377	44,498
	Commercial and Industrial loans	48,392	101,862	150,254
	Construction loans:
	Land	924	1,842	2,766
	Construction-commercial	-	39,466	39,466
	Construction-residential	3,046	436	3,482
	Consumer loans - Auto	14,823	6,759	21,582
	Finance Leases	1,980	97	2,077
	Consumer loans - Other	12,737	2,057	14,794
	Total Troubled Debt Restructurings	$414,908	$246,683	$661,591

(1)

Included in non-accrual loans are $118.2 million in loans that are performing under the terms of the restructuring agreement but are reported in non-accrual status until the restructured loans meet the criteria of sustained payment performance under the revised terms for reinstatement to accrual status and there is no doubt about full collectability.

TDR loans exclude restructured residential mortgage loans that are guaranteed by the U.S. federal government (i.e., FHA/VA loans) totaling $69.1 million as of December 31, 2016 (December 31, 2015 - $77.6 million). The Corporation excludes FHA/VA guaranteed loans from TDR loan statistics given that, in the event that the borrower defaults on the loan, the principal and interest (at the specified debenture rate) are guaranteed by the U.S. government; therefore, the risk of loss on these types of loans is very low. The Corporation does not consider loans with U.S. federal government guarantees to be impaired loans for the purpose of calculating the allowance for loan and lease losses.

Loan modifications that are considered TDRs completed during 2016, 2015 and 2014 were as follows:

	Year ended December 31, 2016
	Number of contracts	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
(In thousands)
Troubled Debt Restructurings:
Non-FHA/VA Residential Mortgage loans	209	$30,940	$29,668
Commercial Mortgage loans	11	5,710	5,739
Commercial and Industrial loans	25	22,182	22,184
Construction loans:
Land	9	6,759	6,756
Consumer loans - Auto	744	13,141	13,141
Finance Leases	74	1,878	1,878
Consumer loans - Other	1,156	5,496	5,576
Total Troubled Debt Restructurings	2,228	$86,106	$84,942

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	Year ended December 31, 2015
	Number of contracts	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
(In thousands)
Troubled Debt Restructurings:
Non-FHA/VA Residential Mortgage loans	408	$67,006	$64,679
Commercial Mortgage loans	16	22,366	19,914
Commercial and Industrial loans	5	5,971	5,351
Construction loans:
Land	7	603	600
Consumer loans - Auto	756	12,219	11,985
Finance Leases	55	1,447	1,250
Consumer loans - Other	1,338	8,158	8,111
Total Troubled Debt Restructurings	2,585	$117,770	$111,890

	Year ended December 31, 2014
	Number of contracts	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
(In thousands)
Troubled Debt Restructurings:
Non-FHA/VA Residential Mortgage loans	291	$40,166	$39,194
Commercial Mortgage loans	9	2,853	2,855
Commercial and Industrial loans	17	105,372	105,110
Construction loans:
Land	6	257	219
Consumer loans - Auto	602	8,903	8,748
Finance Leases	45	953	800
Consumer loans - Other	1,492	7,240	7,182
Total Troubled Debt Restructurings	2,462	$165,744	$164,108

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Recidivism, or the borrower defaulting on its obligation pursuant to a modified loan, results in the loan once again becoming a non-performing loan. Recidivism on a modified loan occurs at a notably higher rate than do defaults on new origination loans, so modified loans present a higher risk of loss than do new origination loans. The Corporation considers a modified loan to have defaulted if the borrower has failed to make payments of either principal, interest, or both for a period of 90 days or more.

Loan modifications considered TDR loans that defaulted during the years ended December 31, 2016, 2015, and 2014, and had become TDR during the 12 months preceding the default date, were as follows:

	Year ended December 31,
	2016		2015		2014
	Number of contracts	Recorded Investment	Number of contracts	Recorded Investment	Number of contracts	Recorded Investment
(In thousands)
Non-FHA/VA Residential Mortgage loans	50	$7,673	69	$10,240	55	$8,087
Commercial Mortgage loans	-	-	1	2,179	2	4,604
Commercial and Industrial loans	-	-	4	5,745	2	1,537
Construction loans:
Land	-	-	-	-	1	46
Consumer loans - Auto	51	764	13	159	45	697
Finance Leases	2	43	6	185	6	115
Consumer loans - Other	119	454	172	706	241	989
Total	222	$8,934	265	$19,214	352	$16,075

For certain TDRs, the Corporation splits the loans into two new notes, A and B notes. The A note is restructured to comply with the Corporation’s lending standards at current market rates, and is tailored to suit the customer’s ability to make timely interest and principal payments. The B note includes the granting of the concession to the borrower and varies by situation. The B note is charged off but the obligation is not forgiven to the borrower, and any payments collected are accounted for as recoveries. At the time of the restructuring, the A note is identified and classified as a TDR loan. If the loan performs for at least six months according to the modified terms, the A note may be returned to accrual status. The borrower’s payment performance prior to the restructuring is included in assessing whether the borrower can meet the new terms and may result in the loan being returned to accrual status at the time of the restructuring. In the periods following the calendar year in which a loan is restructured, the A note may no longer be reported as a TDR if it is in accrual status, is in compliance with its modified terms, and yields a market rate (as determined and documented at the time of the restructuring).

The recorded investment in loans held for investment restructured using the A/B note restructure workout strategy was approximately $37.0 million and $39.3 million at December 31, 2016 and 2015, respectively. The following table provides additional information about the volume of this type of loan restructuring and the effect on the allowance for loan and lease losses in 2016, 2015 and 2014:

(In thousands)	December 31, 2016	December 31, 2015	December 31, 2014
Principal balance deemed collectible at end of year	$36,971	$39,329	$46,032
Amount (recovered) charged off	$-	$-	$(7,501)
Charges (reductions) to the provision for loan losses	$4,279	$131	$(8,341)
Allowance for loan losses at end of year	$5,141	$862	$731

Of the loans comprising the $37.0 million that have been deemed collectible as of December 31, 2016, approximately $3.2 million are in accrual status. These loans continue to be individually evaluated for impairment purposes.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

NOTE 9 – ALLOWANCE FOR LOAN AND LEASE LOSSES

The changes in the allowance for loan and lease losses were as follows:

	Residential	Commercial	Commercial and	Construction	Consumer
Year Ended December 31, 2016	Mortgage Loans	Mortgage Loans	Industrial Loans	Loans	Loans	Total
(In thousands)
Allowance for loan and lease losses:
Beginning balance	$39,570	$68,211	$68,768	$3,519	$60,642	$240,710
Charge-offs	(33,621)	(20,454)	(26,579)	(1,770)	(54,504)	(136,928)
Recoveries	2,941	816	2,689	316	8,326	15,088
Provision	25,090	8,688	17,075	497	35,383	86,733
Ending balance	$33,980	$57,261	$61,953	$2,562	$49,847	$205,603
Ending balance: specific reserve for impaired loans	$8,633	$26,172	$22,638	$1,405	$5,573	$64,421
Ending balance: purchased credit-impaired loans (1)	$6,632	$225	$-	$-	$-	$6,857
Ending balance: general allowance	$18,715	$30,864	$39,315	$1,157	$44,274	$134,325
Loans held for investment:
Ending balance	$3,296,031	$1,568,808	$2,180,455	$124,951	$1,716,628	$8,886,873
Ending balance: impaired loans	$442,267	$194,391	$153,543	$53,291	$44,413	$887,905
Ending balance: purchased credit-impaired
loans	$162,676	$3,142	$-	$-	$-	$165,818
Ending balance: loans with general
allowance	$2,691,088	$1,371,275	$2,026,912	$71,660	$1,672,215	$7,833,150

	Residential	Commercial	Commercial and	Construction	Consumer
Year Ended December 31, 2015	Mortgage Loans	Mortgage Loans	Industrial Loans	Loans	Loans	Total
(In thousands)
Allowance for loan and lease losses:
Beginning balance	$27,301	$50,894	$63,721	$12,822	$67,657	$222,395
Charge-offs	(19,317)	(56,101)	(33,844)	(4,994)	(62,465)	(176,721)
Recoveries	1,209	6,534	4,316	2,582	8,350	22,991
Provision (release)	30,377	66,884	34,575	(6,891)	47,100	172,045
Ending balance	$39,570	$68,211	$68,768	$3,519	$60,642	$240,710
Ending balance: specific reserve for impaired loans	$21,787	$3,073	$18,096	$1,202	$8,423	$52,581
Ending balance: purchased credit-impaired loans (1)	$3,837	$125	$-	$-	$-	$3,962
Ending balance: general allowance	$13,946	$65,013	$50,672	$2,317	$52,219	$184,167
Loans held for investment:
Ending balance	$3,344,719	$1,537,806	$2,246,513	$156,195	$1,827,149	$9,112,382
Ending balance: impaired loans	$460,668	$81,527	$170,706	$53,516	$40,092	$806,509
Ending balance: purchased credit-impaired
loans	$170,766	$3,147	$-	$-	$-	$173,913
Ending balance: loans with general
allowance	$2,713,285	$1,453,132	$2,075,807	$102,679	$1,787,057	$8,131,960

(1)	Refer to Note 8 - Loans Held for Investment - PCI Loans for a detail of changes in the allowance for loan losses related to PCI loans.

    As discussed in Note 8 – Loans Held for Investment, under the subheading “Bulk Sale of Assets,” during the second quarter of 2015, the Corporation completed the sale of commercial and construction loans with a book value of $147.5 million, mostly comprised of non-performing and adversely classified loans. This transaction resulted in net charge-offs of approximately $61.4 million.

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

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

allocating the second quarter 2015 bulk sale losses over an estimated realization period of eight quarters, which would reflect a more typical loss resolution pattern. Management believes that this loss estimation process is more indicative of the current experience related to the average period for a loan to migrate to asset classification categories and the eventual charge-off.

As of December 31, 2016, the Corporation maintained a $1.6 million reserve for unfunded loan commitments (2015 - $0.4 million) mainly related to an outstanding adversely classified floor plan relationship. The reserve for unfunded loan commitments is an estimate of the losses inherent in off-balance sheet loan commitments to borrowers that are experiencing financial difficulties at the balance sheet date. It is calculated by multiplying an estimated loss factor by an estimated probability of funding, and then by the period-end amounts for unfunded commitments. The reserve for unfunded loan commitments is included as part of accounts payable and other liabilities in the consolidated statements of financial condition.

NOTE 10 – LOANS HELD FOR SALE

The Corporation’s loans held-for-sale portfolio was composed of:

	December 31,
	2016	2015
(In thousands)
Residential mortgage loans	$41,927	$27,734
Construction loans	8,079	8,135
Total	$50,006	$35,869

    Non-performing loans held for sale totaled $8.1 million as of December 31, 2016 and December 31, 2015.

NOTE 11 –  OTHER REAL ESTATE OWNED

The following table presents OREO inventory as of the dates indicated:

	December 31,
(In thousands)	2016	2015

OREO
OREO balances, carrying value:
Residential (1)	$46,917	$43,563
Commercial	78,698	87,849
Construction	12,066	15,389
Total	$137,681	$146,801

(1)

Excludes $15.0 million and $8.9 million as of December 31, 2016 and December 31, 2015, respectively, of foreclosures that meet the conditions of ASC 310-40 and are presented as a receivable (other assets) in the statements of financial condition.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

NOTE 12 – RELATED-PARTY TRANSACTIONS

The Corporation granted loans to its directors, executive officers, and certain related individuals or entities in the ordinary course of business. The movement and balance of these loans were as follows:

Amount
(In thousands)
Balance at December 31, 2014	$1,333

New loans	43
Payments	(130)
Other changes	6
Balance at December 31, 2015	1,252

New loans	102
Payments	(146)
Other changes	-
Balance at December 31, 2016	$1,208

These loans were made subject to the provisions of Regulation O-“Loans to Executive Officers, Directors and Principal Shareholders of Member Banks,” which governs the permissible lending relationships between a financial institution and its executive officers, directors, principal shareholders, their families and related interests.  The amounts reported as other changes include changes in the status of those who are considered related parties, which, for 2015, was mainly related to the addition of one new executive officer.

From time to time, the Corporation, in the ordinary course of its business, obtains services from related parties or makes contributions to non-profit organizations that have some association with the Corporation. Management believes the terms of such arrangements are consistent with arrangements entered into with independent third parties.

NOTE 13 – PREMISES AND EQUIPMENT

Premises and equipment comprise:

	Useful Life In Years	As of December 31,
		2016	2015
(Dollars in thousands)

Buildings and improvements	10-35	$139,533	$142,872
Leasehold improvements	1-10	60,605	61,089
Furniture and equipment	2-10	165,386	162,954
		365,524	366,915

Accumulated depreciation and amortization		(248,335)	(238,734)

		117,189	128,181
Land		25,279	26,932
Projects in progress		8,360	5,903
Total premises and equipment, net		$150,828	$161,016

Depreciation and amortization expense amounted to $17.6 million, $21.1 million, and $21.0 million for the years ended December 31, 2016, 2015, and 2014, respectively.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

NOTE 14 – GOODWILL AND OTHER INTANGIBLES

Goodwill as of December 31, 2016 and 2015 amounted to $28.1 million, recognized as part of “Other Assets” in the consolidated statements of financial condition. The Corporation conducted its annual evaluation of goodwill and other intangibles during the fourth quarter of 2016. The Corporation’s goodwill is related to the acquisition of FirstBank Florida in 2005.

The Corporation bypassed the qualitative assessment in 2016 and proceeded directly to perform the first step of the two-step goodwill impairment test. The Step 1 evaluation of goodwill allocated to the Florida reporting unit under both valuation approaches (market and discounted cash flow analysis) indicated that the fair value of the unit was above the carrying amount of its equity book value as of the valuation date (October 1); therefore, the completion of the Step 2 was not required. Based on the analyses under both the market and discounted cash flow approaches, the estimated fair value of the equity of the reporting unit exceeded the carrying amount of the entity, including goodwill at the evaluation date. Goodwill was not impaired as of December 31, 2016 or 2015, nor was any goodwill written off due to impairment during 2016, 2015, and 2014.

In connection with the acquisition of the FirstBank-branded credit card loan portfolio in the second quarter of 2012, the Corporation recognized a purchased credit card relationship intangible of $24.5 million, which is being amortized over the remaining estimated life of 5 years on an accelerated basis based on the estimated attrition rate of the purchased credit card accounts, which reflects the pattern in which the economic benefits of the intangible asset are consumed. These benefits are consumed as the revenue stream generated by the cardholder relationship is realized.

The core deposit intangible acquired in the February 2015 Doral Bank transaction amounted to $5.8 million ($4.4 million as of December 31, 2016 and $5.1 million as of December 31, 2015).

In the first quarter of 2016, FirstBank Insurance Agency acquired certain insurance customer accounts and related customer records and recognized an insurance customer relationship intangible of $1.1 million ($0.9 million as of December 31, 2016), which is being amortized over the next 6.1 years on a straight-line basis. The list of accounts acquired has a direct relationship to the previous mortgage loan portfolio acquisitions from Doral Bank and Doral Financial in 2015 and 2014.

The following table shows the gross amount and accumulated amortization of the Corporation’s intangible assets recognized as part of Other Assets in the consolidated statements of financial condition:
	As of
	December 31,
	2016	2015
(Dollars in thousands)
Core deposit intangible:
Gross amount, beginning of period	$51,664	$45,844
Addition as a result of acquisition	-	5,820
Accumulated amortization	(44,466)	(42,498)
Net carrying amount	$7,198	$9,166

Remaining amortization period	8.1 years	9.0 years

Purchased credit card relationship intangible:
Gross amount	$24,465	$24,465
Accumulated amortization	(13,934)	(11,146)
Net carrying amount	$10,531	$13,319

Remaining amortization period	5 years	5.8 years

Insurance customer relationship intangible:
Gross amount	$1,067	$-
Accumulated amortization	(140)	-
Net carrying amount	$927	$-

Remaining amortization period	6.1 years	-

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The estimated aggregate annual amortization expense related to the intangible assets for future periods is as follows:
Amount
(In thousands)
2017	$4,495
2018	3,519
2019	3,067
2020	2,851
2021	2,658
2022 and after	2,066

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

    Below is a summary of transfers of financial assets to VIEs for which the Corporation has retained some level of continuing involvement:

GNMA

The Corporation typically transfers first lien residential mortgage loans in conjunction with GNMA securitization transactions in which the loans are exchanged for cash or securities that are readily redeemed for cash proceeds and servicing rights. The securities issued through these transactions are guaranteed by the issuer and, as such, under seller/servicer agreements, the Corporation is required to service the loans in accordance with the issuers’ servicing guidelines and standards. As of December 31, 2016, the Corporation serviced loans securitized through GNMA with a principal balance of $1.5 billion.

Trust Preferred Securities

In 2004, FBP Statutory Trust I, a financing trust that is wholly owned by the Corporation, sold to institutional investors $100 million of its variable rate trust-preferred securities. The proceeds of the issuance, together with the proceeds of the purchase by the Corporation of $3.1 million of FBP Statutory Trust I variable rate common securities, were used by FBP Statutory Trust I to purchase $103.1 million aggregate principal amount of the Corporation’s Junior Subordinated Deferrable Debentures. Also in 2004, FBP Statutory Trust II, a financing trust that is wholly owned by the Corporation, sold to institutional investors $125 million of its variable rate trust-preferred securities. The proceeds of the issuance, together with the proceeds of the purchase by the Corporation of $3.9 million of FBP Statutory Trust II variable rate common securities, were used by FBP Statutory Trust II to purchase $128.9 million aggregate principal amount of the Corporation’s Junior Subordinated Deferrable Debentures. The debentures are presented in the Corporation’s consolidated statement of financial condition as Other Borrowings, net of related issuance costs. The variable rate trust-preferred securities are fully and unconditionally guaranteed by the Corporation. The Junior Subordinated Deferrable Debentures issued by the Corporation in April 2004 and in September 2004 mature on June 17, 2034 and September 20, 2034, respectively; however, under certain circumstances, the maturity of Junior Subordinated Deferrable Debentures may be shortened (such shortening would result in a mandatory redemption of the variable rate trust-preferred securities). During the first quarter of 2016, the Corporation completed the repurchase of $10 million of trust-preferred securities of the FBP Statutory Trust II that were auctioned in a public sale at which the Corporation was invited to participate. The Corporation repurchased and cancelled the repurchased trust preferred securities, resulting in a commensurate reduction in the related Floating Rate Junior Subordinated Debentures. The Corporation’s winning bid equated to 70% of the $10 million par value. The 30% discount, plus accrued interest, resulted in a gain of approximately $4.2 million, which is reflected in the statement of income as a “Gain on early extinguishment of debt.” During the second quarter of 2015, the Corporation issued 852,831 shares of the Corporation’s common stock in exchange for $5.3 million of trust preferred securities (FBP Statutory Trust I), which enabled the Corporation to cancel $5.5 million of the carrying value of the debentures underlying the purchased trust preferred securities. The Collins Amendment to the Dodd-Frank Wall Street Reform and Consumer Protection Act eliminates certain trust-preferred securities from Tier 1 Capital; however, these instruments may remain in Tier 2 capital until the instruments are redeemed or mature. Under the indentures, the Corporation has the right, from time to time, and

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

without causing an event of default, to defer payments of interest on the Junior Subordinated Debentures by extending the interest payment period at any time and from time to time during the term of the subordinated debentures for up to twenty consecutive quarterly periods. During the second quarter of 2016, the Corporation received approval from the Federal Reserve and paid $31.2 million for all the accrued but deferred interest payments plus the interest for the second quarter on the Corporation’s subordinated debentures associated with its trust preferred securities. Subsequently, the Corporation received quarterly approvals and paid the interest for the third and fourth quarters of 2016. As of December 31, 2016, the Corporation is current on all interest payments due related to its subordinated debt. Future interest payments are subject to Federal Reserve approval. It is the intent of the Corporation to request approvals in future periods to continue regularly scheduled quarterly interest payments.

Grantor Trusts

During 2004 and 2005, a third party to the Corporation, referred to in this subsection as the seller, established a series of statutory trusts to effect the securitization of mortgage loans and the sale of trust certificates. The seller initially provided the servicing for a fee, which is senior to the obligations to pay trust certificate holders. The seller then entered into a sales agreement through which it sold and issued the trust certificates in favor of the Corporation’s banking subsidiary. Currently, the Bank is the sole owner of the trust certificates; the servicing of the underlying residential mortgages that generate the principal and interest cash flows is performed by another third party, which receives a servicing fee. The securities are variable rate securities indexed to 90-day LIBOR plus a spread. The principal payments from the underlying loans are remitted to a paying agent (servicer), who then remits interest to the Bank; interest income is shared to a certain extent with the FDIC, which has an interest only strip (“IO”) tied to the cash flows of the underlying loans and is entitled to receive the excess of the interest income less a servicing fee over the variable rate income that the Bank earns on the securities. This IO is limited to the weighted-average coupon on the securities. The FDIC became the owner of the IO upon its intervention of the seller, a failed financial institution. No recourse agreement exists and the risks from losses on non accruing loans and repossessed collateral are absorbed by the Bank as the sole holder of the certificates.  As of December 31, 2016, the amortized cost and fair value of the Grantor Trusts amounted to $28.8 million and $20.7 million, respectively, with a weighted-average yield of 2.40%.

Investment in unconsolidated entity

   On February 16, 2011, FirstBank sold an asset portfolio consisting of performing and non-performing construction, commercial mortgage and commercial and industrial loans with an aggregate book value of $269.3 million to CPG/GS, an entity organized under the laws of the Commonwealth of Puerto Rico and majority owned by PRLP Ventures LLC ("PRLP"), a company created by Goldman, Sachs & Co. and Caribbean Property Group.  In connection with the sale, the Corporation received $88.5 million in cash and a 35% interest in CPG/GS, and made a loan in the amount of $136.1 million representing seller financing provided by FirstBank. The loan has a seven-year maturity and bears variable interest at 30-day LIBOR plus 300 basis points and is secured by a pledge of all of the acquiring entity's assets as well as the PRLP's 65% ownership interest in CPG/GS. As of December 31, 2016, the carrying amount of the loan was $5.1 million, which was included in the Corporation's Commercial and Industrial loans held for investment portfolio. FirstBank’s equity interest in CPG/GS is accounted for under the equity method. When applying the equity method, the Bank follows the Hypothetical Liquidation Book Value method (“HLBV”) to determine its share of CPG/GS’s earnings or loss. The loss recorded in 2014 reduced to zero the carrying amount of the Bank’s investment in CPG/GS. No negative investment needs to be reported as the Bank has no legal obligation or commitment to provide further financial support to this entity; thus, no further losses have been or will be recorded on this investment. Any potential increase in the carrying value of the investment in CPG/GS, under the HLBV method would depend upon how better off the Bank is at the end of the period than it was at the beginning of the period after the waterfall calculation performed to determine the amount of gain allocated to the investors.

FirstBank also provided an $80 million advance facility to CPG/GS to fund unfunded commitments and costs to complete projects under construction, which was fully disbursed in 2011, and a $20 million working capital line of credit to fund certain expenses of CPG/GS. The working capital line expired in September 2016 and no amount is outstanding. During 2012, CPG/GS repaid the outstanding balance of the advance facility to fund unfunded commitments, and the funds became available for rewithdrawal under a one-time revolver agreement. This facility bears variable interest at 30-day LIBOR plus 300 basis points. As of December 31, 2016, the carrying value of the revolver agreement was $8.6 million, which was included in the Corporation's commercial and industrial loans held for investment portfolio.

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

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

	The changes in servicing assets are shown below:

		Year Ended December 31,
		2016	2015	2014
	(In thousands)
	Balance at beginning of year	$24,282	$22,838	$21,987
	Capitalization of servicing assets	5,260	4,919	4,321
	Amortization	(3,229)	(3,159)	(3,156)
	Adjustment to fair value	(325)	(228)	(228)
	Other (1)	256	(88)	(86)
	Balance at end of year	$26,244	$24,282	$22,838

(1)	Amount represents the adjustment to fair value related to the repurchase of loans serviced for others.

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

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Changes in the impairment allowance were as follows:

	Year ended December 31,
	2016	2015	2014
(In thousands)
Balance at beginning of year	$136	$55	$212
Temporary impairment charges	466	285	343
OTTI of servicing assets	-	(147)	(385)
Recoveries	(141)	(57)	(115)
Balance at end of year	$461	$136	$55

The components of net servicing income are shown below:

	Year ended December 31,
	2016	2015	2014
(In thousands)
Servicing fees	$7,606	$7,211	$6,999
Late charges and prepayment penalties	674	765	695
Adjustment for loans repurchased	256	(88)	(86)
Other (1)	(1)	(161)	(1,253)
Servicing income, gross	8,535	7,727	6,355
Amortization and impairment of servicing assets	(3,554)	(3,387)	(3,384)
Servicing income, net	$4,981	$4,340	$2,971

(1) Mainly consisted of compensatory fees imposed by GSEs.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

    The Corporation’s servicing assets are subject to prepayment and interest rate risks. Key economic assumptions used in determining the fair value at the time of sale of the related mortgages ranged as follows:

	Maximum	Minimum
2016:
Constant prepayment rate:
Government-guaranteed mortgage loans	7.6%	5.9%
Conventional conforming mortgage loans	8.0%	6.3%
Conventional non-conforming mortgage loans	14.1%	9.3%
Discount rate:
Government-guaranteed mortgage loans	12.0%	11.5%
Conventional conforming mortgage loans	10.0%	9.5%
Conventional non-conforming mortgage loans	14.3%	13.8%

2015:
Constant prepayment rate:
Government-guaranteed mortgage loans	9.2%	7.8%
Conventional conforming mortgage loans	9.0%	7.9%
Conventional non-conforming mortgage loans	14.4%	12.9%
Discount rate:
Government-guaranteed mortgage loans	11.5%	11.5%
Conventional conforming mortgage loans	9.5%	9.5%
Conventional non-conforming mortgage loans	13.8%	13.8%

2014:
Constant prepayment rate:
Government-guaranteed mortgage loans	9.6%	9.1%
Conventional conforming mortgage loans	9.4%	8.9%
Conventional non-conforming mortgage loans	14.0%	12.7%
Discount rate:
Government-guaranteed mortgage loans	11.5%	11.5%
Conventional conforming mortgage loans	9.5%	9.5%
Conventional non-conforming mortgage loans	13.9%	13.8%

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

     As of December 31, 2016, fair values of the Corporation’s servicing assets were based on a valuation model that incorporates market driven assumptions regarding discount rates and mortgage prepayment rates, adjusted by the particular characteristics of the Corporation’s servicing portfolio. The weighted averages of the key economic assumptions used by the Corporation in its valuation model and the sensitivity of the current fair value to immediate 10% and 20% adverse changes in those assumptions for mortgage loans as of December 31, 2016 were as follows:

(Dollars in thousands)
Carrying amount of servicing assets	$26,244
Fair value	$29,664
Weighted-average expected life (in years)	8.58

Constant prepayment rate (weighted-average annual rate)	6.12%
Decrease in fair value due to 10% adverse change	$758
Decrease in fair value due to 20% adverse change	$1,483

Discount rate (weighted-average annual rate)	11.19%
Decrease in fair value due to 10% adverse change	$1,413
Decrease in fair value due to 20% adverse change	$2,708

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

NOTE 16 – DEPOSITS AND RELATED INTEREST

The following table summarizes deposit balances as of the dates indicated:
	December 31,
	2016	2015
(In thousands)

Type of account and interest rate:
Non-interest-bearing checking accounts	$1,484,155	$1,336,559
Interest-bearing savings accounts - 0.05% to 0.40% (2015- 0.05% to 0.70%)	2,518,496	2,459,186
Interest-bearing checking accounts - 0.05% to 1.00%
(2015- 0.10% to 1.06%)	1,075,929	1,088,651
Certificates of deposit- 0.10% to 4.00% (2015- 0.10% to 5.05%)	2,312,928	2,356,245
Brokered certificates of deposit- 0.60% to 2.80% (2015- 0.45% to 2.80%)	1,439,697	2,097,483
	$8,831,205	$9,338,124

The weighted-average interest rate on total interest-bearing deposits as of December 31, 2016 and 2015 was 0.83%.

As of December 31, 2016, the aggregate amount of unplanned overdrafts in demand deposits that were reclassified as loans amounted to $1.0 million (2015 - $1.0 million). Pre-arranged overdrafts lines of credit amounted to $32.9 million as of December 31, 2016 (2015- $32.8 million).

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following table presents the contractual maturities of CDs, including brokered CDs, as of December 31, 2016:

Total
(In thousands)

Three months or less	$609,994
Over three months to six months	410,852
Over six months to one year	961,619
Over one year to two years	1,052,030
Over two years to three years	402,077
Over three years to four years	115,771
Over four years to five years	193,899
Over five years	6,383
Total	$3,752,625

     As of December 31, 2016, CDs in denominations of $100,000 or higher amounted to $3.0 billion (2015 - $3.6 billion) including brokered CDs of $1.4 billion (2015 - $2.1 billion) at a weighted-average rate of 1.18% (2015 - 0.97%) issued to deposit brokers in the form of large certificates of deposits that are generally participated out by brokers in shares of less than the FDIC insurance limit.  As of December 31, 2016, unamortized broker placement fees amounted to $2.6 million (2015 - $3.9 million), which are amortized over the contractual maturity of the brokered CDs under the interest method.

Brokered CDs mature as follows:

December 31,
2016
(In thousands)

Three months or less	$253,475
Over three months to six months	150,627
Over six months to one year	394,710
One to three years	540,566
Three to five years	98,755
Over five years	1,564
Total	$1,439,697

As of December 31, 2016, deposit accounts issued to government agencies amounted to $563.7 million (2015 — $577.3 million). These deposits in Puerto Rico and the U.S. Virgin Islands are insured by the FDIC up to the applicable limits, generally $250,000. The uninsured portion were collateralized by securities and loans with an amortized cost of $583.9 million (2015 — $678.8 million) and an estimated market value of $521.3 million (2015 — $600.6 million). As of December 31, 2016, the Corporation had $408.8 million of government deposits in Puerto Rico (2015— $390.4 million) and $154.9 million in the Virgin Islands (2015— $186.9 million).

A table showing interest expense on deposits follows:
	Year Ended December 31,
	2016	2015	2014
(In thousands)
Interest-bearing checking accounts	$4,914	$5,440	$6,446
Savings	12,392	13,660	15,416
Certificates of deposit	28,068	25,246	26,371
Brokered certificates of deposit	21,928	24,904	29,894
Total	$67,302	$69,250	$78,127

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The total interest expense on deposits includes the amortization of broker placement fees related to brokered CDs amounting to $2.9 million, $4.6 million, and $6.7 million for 2016, 2015 and 2014, respectively. For 2016 and 2015, includes $0.2 million and $0.6 million, respectively, for the accretion of premium related to time deposits assumed in the Doral Bank transaction in 2015.

NOTE 17 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

   Securities sold under agreements to repurchase (repurchase agreements) with original maturities in excess of one year consist of the following:

		December, 31
		2016	2015
	(Dollars in thousands)

	Repurchase agreements, interest ranging from 1.96% to 2.83%
	(December 31, 2015: 1.96% to 3.41%) (1)(2)	$300,000	$700,000

(1)	Reported net of securities purchased under agreements to repurchase (reverse repurchase agreements) by counterparty, when applicable, pursuant to ASC 210-20-45-11.

(2)

As of December 31, 2016, includes $200 million that have an average rate of 2.11% and that are callable by lenders before their contractual maturities at various dates beginning on January 19, 2017. Subsequent to December 31, 2016, no lender has exercised its call option on repurchase agreements. In addition, $100 million is tied to variable rates.

The weighted-average interest rates on repurchase agreements as of December 31, 2016 and 2015 were 2.35% and 2.73%, respectively. Accrued interest payable on repurchase agreements amounted to $1.9 million and $4.0 million as of December 31, 2016 and 2015, respectively.

Repurchase agreements mature as follows:

December 31, 2016
(In thousands)

Over six months to one year	$100,000
Over five years	200,000
Total	$300,000

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following securities were sold under agreements to repurchase:

	December 31, 2016
	Amortized		Approximate	Weighted
	Cost of		Fair Value	Average
	Underlying	Balance of	of Underlying	Interest Rate
Underlying Securities	Securities	Borrowing	Securities	of Security
(In thousands)

U.S. government-sponsored agencies	$126,205	$123,175	$125,417	1.30%
Mortgage-backed securities	215,352	176,825	213,973	2.20%

Total	$341,557	$300,000	$339,390

Accrued interest receivable	$1,400

	December 31, 2015
	Amortized		Approximate	Weighted
	Cost of		Fair Value	Average
	Underlying	Balance of	of Underlying	Interest Rate
Underlying Securities	Securities	Borrowing	Securities	of Security
(In thousands)

U.S. government-sponsored agencies	$233,175	$211,010	$230,603	1.47%
Mortgage-backed securities	564,595	488,990	562,959	2.18%

Total	$797,770	$700,000	$793,562

Accrued interest receivable	$2,145

The maximum aggregate balance outstanding at any month-end during 2016 was $700 million (2015 — $900 million). The average balance during 2016 was $616.4 million (2015 — $769.0 million). The weighted-average interest rate during 2016 and 2015 was 3.28% and 2.92%, respectively.

As of December 31, 2016 and 2015, the securities underlying such agreements were delivered to the dealers with which the repurchase agreements were transacted.

Repurchase agreements as of December 31, 2016, grouped by counterparty, were as follows:

(Dollars in thousands)		Weighted-Average
Counterparty	Amount	Maturity (In Months)

Dean Witter / Morgan Stanley	$100,000	10
JP Morgan Chase	200,000	61
	$300,000

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

NOTE 18 – ADVANCES FROM THE FEDERAL HOME LOAN BANK (FHLB)

The following is a summary of the advances from the FHLB:

	December 31,	December 31,
	2016	2015

(In thousands)

Short-term fixed-rate advances from FHLB, with a weighted-average
interest rate of 0.78%	$170,000	$-
Long-term fixed-rate advances from FHLB, with a weighted-average
interest rate of 1.49% (December 31, 2015 - 1.30%)	500,000	455,000
	$670,000	$455,000

Advances from FHLB mature as follows:

December 31,
2016
(In thousands)

Within 30 days	$170,000
One to six months	-
Six months to one year	200,000
Over one to three years	300,000
Total	$670,000

Advances are received from the FHLB under an Advances, Collateral Pledge, and Security Agreement (the “Collateral Agreement”). Under the Collateral Agreement, the Corporation is required to maintain a minimum amount of qualifying mortgage collateral with a market value of generally 125% or higher than the outstanding advances. As of December 31, 2016, the estimated value of specific mortgage loans pledged as collateral amounted to $1.4 billion (2015 — $1.1 billion), as computed by the FHLB for collateral purposes. The carrying value of such loans as of December 31, 2016 amounted to $1.7 billion (2015 — $1.4 billion). As of December 31, 2016, the Corporation had additional capacity of approximately $754.3 million on this credit facility based on collateral pledged at the FHLB, including a haircut reflecting the perceived risk associated with the collateral. Haircut refers to the percentage by which an asset’s market value is reduced for the purpose of collateral levels. Advances may be repaid prior to maturity, in whole or in part, at the option of the borrower upon payment of any applicable fee specified in the contract governing such advance. In calculating the fee, due consideration is given to (i) all relevant factors, including but not limited to, any and all applicable costs of repurchasing and/or prepaying any associated liabilities and/or hedges entered into with respect to the applicable advance; (ii) the financial characteristics, in their entirety, of the advance being prepaid; and (iii), in the case of adjustable-rate advances, the expected future earnings of the replacement borrowing as long as the replacement borrowing is at least equal to the original advance’s par amount and the replacement borrowing’s tenor is at least equal to the remaining maturity of the prepaid advance.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

NOTE 19 – OTHER BORROWINGS

 Other borrowings consist of:

	December 31,	December 31,
(In thousands)	2016	2015
Junior subordinated debentures due in 2034,
interest-bearing at a floating rate of 2.75%
over 3-month LIBOR (3.74% as of December 31, 2016
and 3.28% as of December 31, 2015)	$97,630	$97,626
Junior subordinated debentures due in 2034,
interest-bearing at a floating rate of 2.50%
over 3-month LIBOR (3.50% as of December 31, 2016
and 3.07% as of December 31, 2015) (1)	118,557	128,866
	$216,187	$226,492

(1)

Refer to Note 15 - Non-Consolidated Variable Interest Entities and Servicing Assets - Trust Preferred Securities for additional information, including information about the Corporation's repurchase and cancellation of $10 million of trust preferred securities associated with these junior subordinated debentures.

NOTE 20 – EARNINGS PER COMMON SHARE

The calculation of earnings per common share for the years ended December 31, 2016, 2015, and 2014 are as follows:

	Year Ended December 31,

	2016	2015	2014
(In thousands, except per share information)
Net income	$93,229	$21,297	$392,287
Less: Preferred stock dividends	(223)	-	-
Favorable impact from issuing common stock in exchange for
Series A through E preferred stock (1)	-	-	1,659
Net income attributable to common stockholders	$93,006	$21,297	$393,946
Weighted-Average Shares:
Average common shares outstanding	212,818	211,457	208,752
Average potential dilutive common shares	2,976	1,514	1,788
Average common shares outstanding - assuming dilution	215,794	212,971	210,540

Earnings per common share:

Basic	$0.44	$0.10	$1.89

Diluted	$0.43	$0.10	$1.87

____________
(1)	Excess of carrying amount of the Series A through E preferred stock exchanged over the fair value of new common shares issued in 2014.

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

Potential common shares consist of common stock issuable under the assumed exercise of stock options, unvested shares of restricted stock, and outstanding warrants using the treasury stock method. This method assumes that the potential common shares are issued and the proceeds from the exercise, in addition to the amount of compensation cost attributable to future services, are used to purchase common stock at the exercise date. The difference between the number of potential shares issued and the shares purchased

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

are added as incremental shares to the actual number of shares outstanding to compute diluted earnings per share. Stock options, unvested shares of restricted stock, and outstanding warrants that result in lower potential shares issued than shares purchased under the treasury stock method are not included in the computation of dilutive earnings per share since their inclusion would have an antidilutive effect on earnings per share. Stock options not included in the computation of outstanding shares because they were antidilutive amounted to 34,989; 69,848, and 82,575 as of December 31, 2016, 2015, and 2014, respectively.

NOTE 21 – STOCK-BASED COMPENSATION

As of January 21, 2007, the Corporation’s 1997 stock option plan expired and no additional awards could be granted under that plan. All outstanding awards granted under this plan continued in full force and effect since then, subject to their original terms.  No awards of shares could be granted under the 1997 stock option plan as of its expiration.

The activity of stock options granted under the 1997 stock option plan for the year ended December 31, 2016 is set forth below:

			Weighted-Average	Aggregate
			Remaining	Intrinsic
	Number of	Weighted-Average	Contractual Term	Value
	Options	Exercise Price	(Years)	(In thousands)

Beginning of year outstanding and exercisable	69,848	$160.30
Options expired	(34,326)	183.37
Options cancelled	(533)	138.00
End of year outstanding and exercisable	34,989	$138.00	0.1	$-

      On May 24, 2016, the Corporation’s stockholders approved the amendment and restatement of the First BanCorp. Omnibus Incentive Plan, as amended (the “Omnibus Plan”), to, among other things, increase the number of shares of common stock reserved for issuance under the Omnibus Plan, to extend the term of the Omnibus Plan to May 24, 2026 and to re-approve the material terms of the performance goals under the Omnibus Plan for purpose of Section 162 (m) of the U.S. Internal Revenue Code of 1986, as amended. The Omnibus Plan provides for equity-based compensation incentives (the “awards”) through the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, cash-based awards and other stock-based awards.  The Omnibus Plan authorizes the issuance of up to 14,169,807 shares of common stock, subject to adjustments for stock splits, reorganizations and other similar events.  As of December 31, 2016, 6,846,986 shares of common stock were available for issuance under the Omnibus Plan. The Corporation’s Board of Directors, upon receiving the relevant recommendation of the Compensation Committee, has the power and authority to determine those eligible to receive awards and to establish the terms and conditions of any awards, subject to various limits and vesting restrictions that apply to individual and aggregate awards.

       Under the Omnibus Plan, during 2016, 130,873 shares of restricted stock were awarded to the Corporation’s independent directors subject to a one-year vesting period. Also during 2016, the Corporation issued 1,794,702 shares of restricted stock to employees subject to vesting periods that range from 2 to 3 years.  Included in those 1,794,702 shares of restricted stock are 1,546,137 shares granted to certain senior officers consistent with the requirements of the Troubled Asset Relief Program (“TARP”) Interim Final Rule, which permit TARP recipients to grant “long-term restricted stock” without violating the prohibition on paying or accruing a bonus payment provided that: (i) the value of the grant may not exceed one-third of the amount of the employee’s annual compensation, (ii) no portion of the grant may vest before two years after the grant date, and (iii) the grant must be subject to a further restriction on transfer or payment as described below. Specifically, the stock that has otherwise vested may not become transferable at any time earlier than as permitted under the schedule set forth by TARP, which is based on the repayment in 25% increments of the aggregate financial assistance received from the U.S. Treasury. Hence, notwithstanding the vesting period mentioned above, the senior officers covered by TARP are restricted from transferring the shares. The U.S. Treasury confirmed that, effective March 2014, it has recovered more than 25% of its investment in First BanCorp. Therefore, the restrictions on transfer relating to 25% of certain shares granted under TARP requirements have been released.

       The fair value of the shares of restricted stock granted in 2016 was based on the market price of the Corporation’s outstanding common stock on the date of the grant. For the 1,546,137 shares of restricted stock granted under the TARP requirements, the market price was discounted due to TARP transferability restrictions. For purposes of determining the awards’ fair value, the Corporation estimated an appreciation of 14% in the value of the common stock using the Capital Asset Pricing Model as a basis of what would be a market participant’s expected return on the Corporation’s stock and assumed that the U.S. Treasury would hold the common stock of the Corporation that it currently owns for a period not to exceed two years, resulting in a fair value of $1.43 for each share of restricted

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

stock granted under the TARP requirements. Also, the Corporation used empirical data to estimate employee terminations; separate groups of employees that have similar historical exercise behavior were considered separately for valuation purposes.

The following table summarizes the restricted stock activity in 2016 under the Omnibus Plan for both executive officers covered by the TARP requirements and other employees as well as for the independent directors:

	2016
	Number of	Weighted-
	shares of	Average
	restricted	Grant Date
	stock	Fair Value

Non-vested shares at beginning of year	2,968,461	$3.34
Granted	1,925,575	1.87
Forfeited	(31,532)	4.93
Vested	(683,713)	3.80
Non-vested shares at end of year	4,178,791	$2.58

     For the years ended December 31, 2016, 2015 and 2014, the Corporation recognized $3.9 million, $3.8 million and $2.6 million, respectively, of stock-based compensation expense related to restricted stock awards. As of December 31, 2016, there was $3.5 million of total unrecognized compensation cost related to nonvested shares of restricted stock. The weighted average period over which the Corporation expects to recognize such cost is 1.3 years.

     In 2015, the Corporation awarded (i) 219,531 shares of restricted stock to its independent directors subject to vesting periods that ranged from 1 to 5 years and (ii) 793,964 shares of restricted stock to employees subject to vesting periods that range from 3 months to 3 years. Included in those 793,964 shares of restricted stock are 615,464 shares granted to certain senior officers consistent with the requirements of TARP. The employees covered by TARP are restricted from transferring the shares, subject to the conditions described above.

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

     Stock-based compensation accounting guidance requires the Corporation to reverse compensation expense for any awards that were forfeited due to employee or director turnover. Approximately, $0.1 million of compensation expense was reversed related to forfeited awards in each of years 2016, 2015 and 2014.

   Also, under the Omnibus Plan, effective April 1, 2013, the Corporation’s Board of Directors determined to increase the salary amounts paid to certain executive officers primarily by paying the increased salary amounts in the form of shares of the Corporation’s common stock, instead of cash. During 2016, the Corporation issued 755,223 shares of common stock (2015 – 483,053 shares) with a weighted-average market value of $3.96 (2015 - $4.67 market value) as salary stock compensation. This resulted in a compensation expense of $3.0 million recorded in 2016 (2015 – $2.3 million).

   During 2016, the Corporation withheld 226,261 shares (2015 – 149,463 shares) from the common stock paid to certain senior officers as additional compensation and 65,498 shares (2015- 72,918 shares) of restricted stock that vested during 2016 and 2015 to cover employees’ payroll and income tax withholding liabilities; these shares are held as treasury shares. The Corporation paid any fractional share of salary stock that the officer was entitled to in cash. In the consolidated financial statements, the Corporation treats shares withheld for tax purposes as common stock repurchases.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

NOTE 22 – STOCKHOLDERS’ EQUITY

Common Stock

As of December 31, 2016 and 2015, the Corporation had 2,000,000,000 authorized shares of common stock with a par value of $0.10 per share. As of December 31, 2016 and 2015, there were 218,700,394 and 216,051,128 shares issued, respectively, and 217,446,205 and 215,088,698, shares outstanding, respectively. Refer to Note 21 for information about transactions related to common stock under the Omnibus Plan.

On December 5, 2016, a secondary offering of the Corporation’s common stock was completed by certain of the Corporation’s existing stockholders. Funds affiliated with Thomas H. Lee Partners, L.P. (“THL”) sold 9 million shares of common stock, and funds managed by Oaktree Capital Management (“Oaktree”) sold 9 million shares of common stock. In addition, the underwriters exercised their option to purchase an additional 2.7 million shares of common stock from the selling stockholders.  The Corporation did not receive any proceeds from the offering.  As of December 31, 2016, each of THL and Oaktree owned 14.5% of the Corporation’s common stock. In February 2017, THL and Oaktree sold an aggregate of an additional 23 million shares of common stock in a secondary offering, reducing each of their percentage ownership interests in the Corporation to approximately 9.2%.

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

Preferred Stock

The Corporation has 50,000,000 authorized shares of preferred stock with a par value of $1.00, redeemable at the Corporation’s option subject to certain terms. This stock may be issued in series and the shares of each series will have such rights and preferences as are fixed by the Board of Directors when authorizing the issuance of that particular series. As of December 31, 2016, the Corporation has five outstanding series of non-convertible, non-cumulative preferred stock: 7.125% non-cumulative perpetual monthly income preferred stock, Series A; 8.35% non-cumulative perpetual monthly income preferred stock, Series B; 7.40% non-cumulative perpetual monthly income preferred stock, Series C; 7.25% non-cumulative perpetual monthly income preferred stock, Series D; and 7.00% non-cumulative perpetual monthly income preferred stock, Series E. The liquidation value per share is $25.

Effective January 17, 2012, the Corporation delisted all of its outstanding series of non-convertible, non-cumulative preferred stock from the New York Stock Exchange. The Corporation has not arranged for listing and/or registration on another national securities exchange or for quotation of the Series A through E Preferred Stock in a quotation medium. For the first time since July 2009, the Corporation paid dividends on its non-cumulative perpetual monthly income preferred stock in December 2016, after receiving regulatory approval. The Corporation intends to request approval in future periods to continue with monthly dividend payments on the non-cumulative perpetual monthly income preferred stock.

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

 Treasury stock

During 2016 and 2015, the Corporation withheld an aggregate of 291,759 shares and 222,381 shares, respectively, of the common stock paid to certain senior officers as additional compensation and restricted stock that vested during 2016 and 2015 to cover employees’ payroll and income tax withholding liabilities; these shares are also held as treasury shares. As of December 31, 2016 and 2015, the Corporation had 1,254,189 and 962,430 shares held as treasury stock, respectively.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

FirstBank Statutory Reserve (Legal Surplus)

The Banking Law of the Commonwealth of Puerto Rico requires that a minimum of 10% of FirstBank’s net income for the year be transferred to legal surplus until such surplus equals the total of paid-in capital on common and preferred stock. Amounts transferred to the legal surplus account from the retained earnings account are not available for distribution to the Corporation, including for payment as dividends to the stockholders, without the prior consent of the Puerto Rico Commissioner of Financial Institutions. The Puerto Rico Banking Law provides that, when the expenditures of a Puerto Rico commercial bank are greater than receipts, the excess of the expenditures over receipts must be charged against the undistributed profits of the bank, and the balance, if any, must be charged against the reserve fund, as a reduction thereof. If there is no reserve fund sufficient to cover such balance in whole or in part, the outstanding amount must be charged against the capital account and the Bank cannot pay dividends until it can replenish the reserve fund to an amount of at least 20% of the original capital contributed. During 2016 and 2015, $9.6 million and $2.8 million, respectively, were transferred to the legal surplus reserve. FirstBank’s legal surplus reserve, included as part of retained earnings in the Corporation’s statement of financial condition, amounted to $52.4 million and $42.8 million, respectively, as of December 31, 2016 and 2015.

NOTE 23 – EMPLOYEES’ BENEFIT PLAN

FirstBank provides contributory retirement plans pursuant to Section 1081.01 of the Puerto Rico Internal Revenue Code of 2011 for Puerto Rico employees and Section 401(k) of the U.S. Internal Revenue Code for USVI and U.S. employees (the “Plans”).  All employees are eligible to participate in the Plans after three months of service for purposes of making elective deferral contributions and one year of service for purposes of sharing in the Bank’s matching, qualified matching, and qualified nonelective contributions. Under the provisions of the Plans, the Bank contributes 25% of the first 4% of the participant’s compensation contributed to the Plans on a pretax basis.  Participants were permitted to contribute up to $15,000 for each of 2014, 2015 and 2016 ($17,500 for 2014, and $18,000 for each of 2015 and 2016 for USVI and U.S. employees). Additional contributions to the Plans are voluntarily made by the Bank as determined by its Board of Directors. No additional discretionary contributions were made for the years ended December 31, 2016, 2015 and 2014. The Bank had a total plan expense of $1.1 million for the year ended December 31, 2016, $1.4 million for 2015, and $2.2 million for 2014.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

NOTE 24 –OTHER NON-INTEREST INCOME

A detail of other non-interest income is as follows:

	Year Ended
	2016	2015	2014
(In thousands)

Non-deferrable loan fees	$3,346	$2,687	$2,414
Commissions and fees-broker-dealer-related	789	-	459
Lower of cost or market adjustment-commercial and construction
loans held for sale	-	191	-
Loss on sale of commercial loans held for sale	-	(553)	-
Gain on exchange of trust preferred securities for common stock	-	267	-
Merchant-related income	4,095	9,510	8,181
ATM and POS fees	8,462	7,213	6,627
Credit card loans interchange and other fees	5,920	6,220	6,047
Other	8,288	7,259	6,763
Total	$30,900	$32,794	$30,491

NOTE 25 –OTHER NON-INTEREST EXPENSES

A detail of other non-interest expenses is as follows:

	Year Ended December 31,
	2016	2015	2014
(In thousands)
Supplies and printing	$1,502	$3,101	$2,140
Provision (release) for off-balance sheet exposures	1,173	261	(653)
Amortization of intangible assets	4,896	5,143	4,943
Servicing and processing fees	4,604	4,817	5,524
Write-down and losses on sale of non-real estate repossessed properties	689	755	737
Other	8,022	8,152	6,348
Total	$20,886	$22,229	$19,039

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

    Under the Puerto Rico Internal Revenue Code of 2011, as amended (the “2011 PR Code”), the Corporation and its subsidiaries are treated as separate taxable entities and are not entitled to file consolidated tax returns and, thus, the Corporation is not able to utilize losses from one subsidiary to offset gains in another subsidiary. Accordingly, in order to obtain a tax benefit from a net operating loss (“NOL”), a particular subsidiary must be able to demonstrate sufficient taxable income within the applicable NOL carry-forward period. The 2011 PR Code provides a dividend received deduction of 100% on dividends received from “controlled” subsidiaries subject to taxation in Puerto Rico and 85% on dividends received from other taxable domestic corporations.

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

The components of income tax expense are summarized below:

	Year Ended December 31,
	2016	2015	2014
(In thousands)
Current income tax expense	$(13,151)	$(6,339)	$(5,361)
Deferred income tax (expense) benefit	(23,879)	(80)	306,010
Total income tax (expense) benefit	$(37,030)	$(6,419)	$300,649

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The differences between the income tax expense applicable to income before the provision for income taxes and the amount computed by applying the statutory tax rate in Puerto Rico were as follows:

	Year Ended December 31,
	2016		2015		2014
	Amount	% of Pretax Income	Amount	% of Pretax Income	Amount	% of Pretax Income
(Dollars in thousands)

Computed income tax at
statutory rate	$(50,801)	(39.0)%	$(10,810)	(39.0)%	$(35,738)	(39.0)%
Federal and state taxes	-	-%	(190)	(0.7)%	(117)	(0.1)%
Adjustment in deferred tax due
to change in tax rate	-	-%	-	-%	(346)	(0.4)%
Benefit of net exempt income	14,995	11.5%	9,780	35.3%	15,202	17.0%
National receipts tax, net	-	-%	-	-%	628	0.7%
Effect of capital losses subject to preferential rates	(727)	(0.6)%	(3,019)	(10.9)%	-	-%
Disallowed NOL carryforward resulting from
net exempt income	(6,396)	(4.9)%	(7,717)	(27.8)%	-	-%
Nontax deductible expenses	(212)	(0.2)%	365	1.3%	(193)	(0.2)%
(Decrease) increase in
unrecognized tax benefits,
including interest	-	-%	-	-%	1,763	2.0%
Return to provision adjustments	(434)	(0.3)%	1,174	4.2%	-	-%
Deferred tax valuation allowance	5,976	4.6%	2,881	10.4%	318,380	347.0%
Other-net	569	0.3%	1,117	4.0%	1,070	1.2%
Total income tax
(expense) benefit	$(37,030)	(28.6)%	$(6,419)	(23.2)%	$300,649	328.2%

   For 2016, the Corporation recorded an income tax expense of $37.0 million compared to an income tax expense of $6.4 million for 2015. The increase in income tax expense for 2016, when compared to 2015, was mainly driven by higher taxable income, as the year 2015 was impacted by an incremental pre-tax loss of $48.7 million on the bulk sale of assets. The effective tax rate for the year ended December 31, 2016 was 28% compared to 23% for the year ended December 31, 2015.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

   Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their tax bases. Significant components of the Corporation's deferred tax assets and liabilities as of December 31, 2016 and 2015 were as follows:

	December 31,
	2016	2015
(In thousands)
Deferred tax asset:
Net operating loss carryforward	$374,091	$378,160
Allowance for loan and lease losses	79,330	87,769
Tax credits available for carryforward	8,006	10,714
Unrealized loss on OREO valuation	11,467	11,633
Unrealized net loss on equity investment	187	6,236
Settlement payment-closing agreement	7,313	7,313
Legal reserve	1,807	2,953
Impairment on investment	4,438	3,178
Unrealized loss on available-for-sale securities, net	502	739
Reserve for insurance premium cancellations	724	631
Unrealized losses on derivatives activities	78	48
Other	15,642	17,993
Gross deferred tax assets	503,585	527,367
Less: Valuation allowance	(207,216)	(201,706)
Total deferred tax assets, net of valuation allowance	296,369	325,661

Deferred tax liabilities:
Differences between the assigned values and tax bases of assets
and liabilities recognized in purchase business combinations	5,247	5,712
Unrealized gain on other investments	468	468
Servicing assets	8,997	8,218
Gross deferred tax liabilities	14,712	14,398
Net deferred tax assets	$281,657	$311,263

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

   In 2010, the Corporation established a valuation allowance for substantially all of the deferred tax assets of its banking subsidiary, FirstBank, primarily due to significant operational losses driven by charges to the provision for loan losses, a three-year cumulative loss position as of the end of the year 2010, and uncertainty regarding the amount of future taxable income that the Bank could forecast. As of December 31, 2014, based upon the assessment of all positive and negative evidence, management concluded that it was more likely than not that FirstBank will generate sufficient taxable income within the applicable NOL carry-forward periods to realize $308.2 million of its deferred tax assets and, therefore, reversed $302.9 million of the valuation allowance.

    The Corporation’s net deferred tax assets amounted to $281.7 million as of December 31, 2016, net of a valuation allowance of $207.2 million. The net deferred tax assets of the Corporation’s banking subsidiary, FirstBank, amounted to $277.4 million as of December 31, 2016, net of a valuation allowance of $171.0 million, compared to $306.4 million as of December 31, 2015. During 2016, management reassessed the need for a valuation allowance and concluded, based upon the assessment of all positive and negative evidence, that it is more likely than not that FirstBank will generate sufficient taxable income within the applicable NOL

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

carry-forward periods to realize $277.4 million of its deferred tax asset. The positive evidence considered by management to conclude on the adequacy of the valuation allowance as of December 31, 2016 includes factors such as: FirstBank’s three-year cumulative gain position of $206.7 million; forecasts of future profitability under several potential scenarios that support the partial utilization of NOLs prior to their expiration between 2021 through 2024; two consecutive years of taxable income (taxable year 2015 being the first year with taxable income since 2008); and sustained pre-tax pre-provision for loan losses income. These factors demonstrate demand for FirstBank’s products and services and improvements in credit quality measures that have resulted in reduced credit exposures, when compared to the period that led to the full valuation allowance, and have resulted in improvements in both sustainability of profitability and management’s ability to forecast future losses. The negative evidence considered by management includes: Puerto Rico’s current economic conditions, which resulted in the enactment of the Puerto Rico Oversight Management and Economic Stability Act (“PROMESA”), the uncertainty related to government loan concentration and the still elevated levels of non-performing assets.

   In determining whether management’s projections of future taxable income used to determine the valuation allowance reversal are reliable, management considered objective evidence supporting the forecast’s assumptions as well as recent experience to conclude as to the Bank’s ability to reasonably project future results of operations. The analysis included the evaluation of multiple financial scenarios, including scenarios where credit losses remain elevated. Further, while Puerto Rico’s economy is expected to remain challenging due to inherent uncertainties, the Corporation believes that it can reasonably forecast future taxable income at sufficient levels over the future period of time that FirstBank has available to realize part of the December 31, 2016 net deferred tax asset as further described below.

   The Corporation expects to realize approximately $171.5 million of deferred tax assets associated with FirstBank’s NOLs prior to their expiration periods, compared to $182.1 million expected to be realized as of December 31, 2015. In addition, as of December 31, 2016, approximately $117.0 million of the deferred tax assets of the Corporation are attributable to temporary differences or tax credit carry-forwards that have no expiration date, compared to $127.8 million in 2015. Approximately $20.5 million of other non-NOLs, related deferred tax assets of the Corporation are fully reserved with a valuation allowance, compared to $19.4 million as of December 31, 2015, given limitations and uncertainties as to their future utilization. The increase in fully reserved deferred tax assets is related to the increase in cumulative other-than-temporary impairments on investment securities. The ability to recognize the remaining deferred tax assets that continue to be subject to a valuation allowance will be evaluated on a quarterly basis to determine if there are any significant events that would affect the ability to utilize these deferred tax assets.

   Management’s estimate of future taxable income is based on internal projections that consider historical performance, multiple internal scenarios and assumptions, as well as external data that management believes is reasonable. If events are identified that affect the Corporation’s ability to utilize its deferred tax assets, the analysis will be updated to determine if any adjustments to the valuation allowance are required. If actual results differ significantly from the current estimates of future taxable income, even if caused by adverse macro-economic conditions, the remaining valuation allowance may need to be increased. Such an increase could have a material adverse effect on the Corporation’s financial condition and results of operations. Conversely, better than expected results and continued positive results and trends could result in further releases to the deferred tax valuation allowance; any such decreases could have a material positive effect on the Corporation’s financial condition and results of operations.

   As of December 31, 2016, the Corporation did not have UTBs recorded on its books. During 2014, the Corporation reached a final settlement with the IRS in connection with the 2007-2009 examination periods. As a result, during 2014, the Corporation released a portion of its reserve for uncertain tax positions, resulting in a tax benefit of $1.8 million, and paid $2.5 million to settle the tax liability resulting from the audit.

The following table reconciles the balance of UTBs:
	2016	2015	2014
(In thousands)
Balance at January 1,	$-	$-	$4,310
(Decrease) increase related to positions taken during
prior years	-	-	(1,763)
Decrease related to settlement with taxing authorities	-	-	(2,547)
Balance at December 31,	$-	$-	$-

     During the second quarter of 2015, the Corporation settled the previously accrued interest of $1.3 million related to the aforementioned IRS examination. The Corporation classifies all interest and penalties, if any, related to tax uncertainties as income tax expense. Audit periods remain open for review until the statute of limitations has passed. The statute of limitations under the 2011 PR code is four years; the statute of limitations for Virgin Islands and U.S. income tax purposes are each three years after a tax return is

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

due or filed, whichever is later. The completion of an audit by the taxing authorities or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Corporation’s liability for income taxes. Any such adjustment could be material to the results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. For Virgin Islands and U.S. income tax purposes, all tax years subsequent to 2012 remain open to examination. During 2015 and 2016, the IRS audited the US income tax return for the year 2012. During the first quarter of 2017, the IRS completed such audit without adjustments. For Puerto Rico tax purposes, all tax years subsequent to 2011 remain open to examination.

   During 2013, the Puerto Rico government approved Act No. 40, which imposed a national gross receipts tax.  The national gross receipts tax for financial institutions was computed on the basis of 1% of gross income net of allowable exclusions. Subject to certain limitations, a financial institution was able to claim a credit of 0.5% of its gross income against its regular income tax or the alternative minimum tax. However, on December 22, 2014, the Governor of Puerto Rico signed Act No. 238, which amended the 2011 PR Code. Act No. 238 clarifies that the national gross receipts tax was not applicable to taxable years starting after December 31, 2014. Accordingly, the Corporation did not record national gross receipts tax expense for 2015 or 2016. During 2014, a $5.7 million gross receipts tax expense was included as part of “Taxes, other than income taxes” in the consolidated statement of income and a $2.9 million benefit related to this credit was recorded as a reduction to the provision for income taxes.

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

NOTE 27 – LEASE COMMITMENTS

As of December 31, 2016, certain premises are leased with terms expiring through the year 2050. The Corporation has the option to renew or extend certain leases beyond the original term. Some of these leases require the payment of insurance, increases in property taxes, and other incidental costs. As of December 31, 2016, the obligation under various leases is as follows:

Amount
(In thousands)
2017	$10,735
2018	10,282
2019	9,473
2020	7,490
2021	6,270
2022 and later years	41,928
Total	$86,178

Rental expense for offices and premises included in occupancy and equipment expense was $11.3 million in 2016 (2015 - $10.9 million; 2014- $10.6 million).

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

For 2016, there were no transfers into or out of Level 1, Level 2, or Level 3 of the fair value hierarchy.

Financial Instruments Recorded at Fair Value on a Recurring Basis

Investment securities available for sale

The fair value of investment securities was the market value based on quoted market prices (as is the case with equity securities, Treasury notes, and non-callable U.S. Agency debt securities), when available (Level 1), or, when available, market prices for identical or comparable assets (as is the case with MBS and callable U.S. agency debt) that are based on observable market parameters, including benchmark yields, reported trades, quotes from brokers or dealers, issuer spreads, bids, offers and reference data, including market research operations (Level 2). Observable prices in the market already consider the risk of nonperformance. During 2016, the Corporation recorded OTTI charges of $6.3 million on certain Puerto Rico government debt securities, specifically bonds of the GDB and the Puerto Rico Public Buildings Authority. The credit impairment loss was based on the probability of default and loss severity in the event of default in consideration of the latest information available about the Puerto Rico government’s financial condition. Refer to Note 5- Investment Securities, for significant assumptions used to determine the credit impairment portion, including default rates and recovery rates, which are unobservable inputs. If listed prices or quotes are not available, fair value is based upon discounted cash flows models that use unobservable inputs due to the limited market activity of the instrument, as is the case with certain private label mortgage-backed securities held by the Corporation (Level 3).

Private label MBS are collateralized by fixed-rate mortgages on single-family residential properties in the United States; the interest rate on the securities is variable, tied to 3-month LIBOR and limited to the weighted-average coupon of the underlying collateral. The market valuation represents the estimated net cash flows over the projected life of the pool of underlying assets applying a discount rate that reflects market observed floating spreads over LIBOR, with a widening spread based on a nonrated security. The market valuation is derived from a model that utilizes relevant assumptions such as the prepayment rate, default rate, and loss severity on a loan level basis. The Corporation modeled the cash flow from the fixed-rate mortgage collateral using a static cash flow analysis according to collateral attributes of the underlying mortgage pool (i.e., loan term, current balance, note rate, rate adjustment type, rate adjustment frequency, rate caps, and others) in combination with prepayment forecasts based on historical portfolio performance. The variable cash flow of the security is modeled using the 3-month LIBOR forward curve. Loss assumptions were driven by the combination of default and loss severity estimates, using an asset-level risk assessment method taking into account loan credit

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

characteristics (loan-to-value, state, delinquency, property type and pricing behavior, and other) to provide an estimate of default and loss severity.

Refer to the table below for further information regarding qualitative information for all assets and liabilities measured at fair value using significant unobservable inputs (Level 3).

Derivative instruments

The fair value of most of the Corporation’s derivative instruments is based on observable market parameters and takes into consideration the credit risk component of paying counterparties, when appropriate, except when collateral is pledged. On interest caps, only the seller's credit risk is considered.  The caps were valued using a discounted cash flow approach based on the related LIBOR and swap rate for each cash flow.

A credit spread is considered for those derivative instruments that are not secured. The cumulative mark-to-market effect of credit risk in the valuation of derivative instruments in 2016, 2015 and 2014 was immaterial.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	As of December 31, 2016				As of December 31, 2015
	Fair Value Measurements Using				Fair Value Measurements Using
(In thousands)	Level 1	Level 2	Level 3	Assets/Liabilities at Fair Value	Level 1	Level 2	Level 3	Assets/Liabilities at Fair Value

Assets:
Securities available for sale :
Equity securities	$408	$-	$-	$408	$-	$-	$-	$-
U.S. Treasury Securities	7,509	-	-	7,509	7,497	-	-	7,497
Noncallable U.S. agency debt	-	356,919	-	356,919	-	315,467	-	315,467
Callable U.S. agency debt and MBS	-	1,469,463	-	1,469,463	-	1,509,807	-	1,509,807
Puerto Rico government obligations	-	24,707	2,121	26,828	-	26,327	1,890	28,217
Private label MBS	-	-	20,693	20,693	-	-	25,307	25,307
Other investments	-	-	100	100	-	-	100	100
Derivatives, included in assets:
Purchased interest rate cap agreements	-	554	-	554	-	806	-	806
Liabilities:
Derivatives, included in liabilities:
Written interest rate cap agreement	-	552	-	552	-	798	-	798
Forward contracts	-	201	-	201	-	123	-	123

   The table below presents a reconciliation of the beginning and ending balances of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2016, 2015, and 2014:

		2016	2015	2014
	Level 3 Instruments Only	Securities Available for Sale (1)	Securities Available for Sale (1)	Securities Available for Sale (1)
	(In thousands)
	Beginning balance	$27,297	$36,212	$43,292
	Total gain (losses) (realized/unrealized):
	Included in earnings	(387)	(628)	(388)
	Included in other comprehensive income	1,586	1,623	2,404
	Purchases	-	100	5,123
	Sales	-	-	(4,855)
	Principal repayments and amortization	(5,582)	(10,010)	(9,364)
	Ending balance	$22,914	$27,297	$36,212

	___________________
(1)	Amounts mostly related to private label mortgage-backed securities.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

     The table below presents qualitative information for significant assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of December 31, 2016:

	December 31, 2016
(In thousands)	Fair Value	Valuation Technique	Unobservable Input	Range

Investment securities available for sale:

Private label MBS	$20,693	Discounted cash flows	Discount rate	14.1%

			Prepayment rate	6.5% -22.5% (Weighted Average 13.8%)
			Projected Cumulative Loss Rate	0.2% - 8.6% (Weighted Average 4%)

Puerto Rico government obligations	2,121	Discounted cash flows	Prepayment rate	3.00%

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

     The table below summarizes changes in unrealized gains and losses recorded in earnings for the years ended December 31, 2016, 2015, and 2014 for Level 3 assets and liabilities that are still held at the end of each year:

	Changes in Unrealized Losses (Year Ended December 31, 2016)	Changes in Unrealized Losses (Year Ended December 31, 2015)	Changes in Unrealized Losses (Year Ended December 31, 2014)
Level 3 Instruments Only	Securities Available for Sale	Securities Available for Sale	Securities Available for Sale
(In thousands)
Changes in unrealized losses relating to assets
still held at reporting date:
Net impairment losses on available-for-sale investment
securities (credit component)	$(387)	$(628)	$(388)

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

    As of December 31, 2016, impairment or valuation adjustments were recorded for assets recognized at fair value on a non-recurring basis as shown in the following table:

		Carrying value as of December 31, 2016			(Losses) recorded for the Year Ended December 31, 2016
		Level 1	Level 2	Level 3
	(In thousands)

	Loans receivable (1)	$-	$-	$442,081	$(49,884)
	OREO (2)	-	-	137,681	(7,873)
	Mortgage servicing rights (3)	-	-	26,244	(325)

(1)

Consists mainly of impaired commercial and construction loans.  The impairment was generally measured based on the fair value of the collateral. The fair value was derived from external appraisals that take into consideration prices in observed transactions involving similar assets in similar locations but adjusted for specific characteristics and assumptions of the collateral (e.g., absorption rates), which are not market observable.

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

(3)

Fair value adjustments to mortgage servicing rights were mainly due to assumptions associated with mortgage prepayment rates. The Corporation carries its mortgage servicing rights at the lower of cost or market, measured at fair value on a non-recurring basis.  Assumptions for the value of mortgage servicing rights include: Prepayment rate 6.12%, Discount rate 11.19%.

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

(1)

Consists mainly of impaired commercial and construction loans. The impairment was generally measured based on the fair value of the collateral. The fair value was derived from external appraisals that take into consideration prices in observed transactions involving similar assets in similar locations but adjusted for specific characteristics and assumptions of the collateral (e.g., absorption rates), which are not market observable.

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

(1)

Consists mainly of impaired commercial and construction loans. The impairment was generally measured based on the fair value of the collateral. The fair value was derived from external appraisals that take into consideration prices in observed transactions involving similar assets in similar locations but adjusted for specific characteristics and assumptions of the collateral (e.g., absorption rates), which are not market observable.

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

(4)	The value of these loans was derived from external appraisals, adjusted for specific characteristics of the loans.

Qualitative information regarding the fair value measurements for Level 3 financial instruments are as follows:

December 31, 2016
	Method	Inputs
Loans	Income, Market, Comparable Sales, Discounted Cash Flows	External appraised values; probability weighting of broker price opinions; management assumptions regarding market trends or other relevant factors
OREO	Income, Market, Comparable Sales, Discounted Cash Flows	External appraised values; probability weighting of broker price opinions; management assumptions regarding market trends or other relevant factors
Mortgage servicing rights	Discounted Cash Flows	Weighted-average prepayment rate of 6.12%; weighted average discount rate of 11.19%

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

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

Advances from FHLB

The fair value of advances from the FHLB with fixed maturities is determined using discounted cash flow analyses over the full terms of the borrowings, using indications of the fair value of similar transactions. The cash flows assume no early repayment of the borrowings. Discount rates are based on the LIBOR yield curve. Advances from the FHLB are fully collateralized by mortgage loans and, to a lesser extent, investment securities.

Other borrowings

Other borrowings consist of junior subordinated debentures. Projected cash flows from the debentures were discounted using the Bloomberg BB Finance curve plus a credit spread. This credit spread was estimated using the difference in yield curves between swap rates and a yield curve that considers the industry and credit rating of the Corporation as issuer of the debenture at a tenor comparable to the time to maturity of the debentures.

The following tables present the carrying value and the estimated fair value of financial instruments as of December 31, 2016 and 2015:

	Total Carrying Amount in Statement of Financial Condition December 31, 2016	Fair Value Estimate December 31, 2016	Level 1	Level 2	Level 3

(In thousands)

Assets:
Cash and due from banks and money
market investments	$299,685	$299,685	$299,685	$-	$-
Investment securities available
for sale	1,881,920	1,881,920	7,917	1,851,089	22,914
Investment securities held to maturity	156,190	132,759	-	-	132,759
Other equity securities	42,992	42,992	-	42,992	-
Loans held for sale	50,006	52,707	-	42,921	9,786
Loans, held for investment	8,886,873
Less: allowance for loan and lease losses	(205,603)
Loans held for investment, net of
allowance	$8,681,270	8,455,104	-	-	8,455,104
Derivatives, included in assets	554	554	-	554	-

Liabilities:
Deposits	8,831,205	8,838,606	-	8,838,606	-
Securities sold under agreements to
repurchase	300,000	335,840	-	335,840	-
Advances from FHLB	670,000	669,687	-	669,687	-
Other borrowings	216,187	171,374	-	-	171,374
Derivatives, included in liabilities	753	753	-	753	-

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	Total Carrying Amount in Statement of Financial Condition December 31, 2015	Fair Value Estimate December 31, 2015	Level 1	Level 2	Level 3

(In thousands)

Assets:
Cash and due from banks and money
market investments	$752,458	$752,458	$752,458	$-	$-
Investment securities available
for sale	1,886,395	1,886,395	7,497	1,851,601	27,297
Investment securities held-to-maturity	161,483	131,544	-	-	131,544
Other equity securities	32,169	32,169	-	32,169	-
Loans held for sale	35,869	36,844	-	28,709	8,135
Loans held for investment	9,112,382
Less: allowance for loan and lease
losses	(240,710)
Loans held for investment, net of
allowance	$8,871,672	8,768,152	-	-	8,768,152
Derivatives, included in assets	806	806	-	806	-

Liabilities:
Deposits	9,338,124	9,334,073	-	9,334,073	-
Securities sold under agreements to
repurchase	700,000	752,048	-	752,048	-
Advances from FHLB	455,000	453,182	-	453,182	-
Other borrowings	226,492	142,846	-	-	142,846
Derivatives, included in liabilities	921	921	-	921	-

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

NOTE 29 – SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information is as follows:

	Year Ended December 31,
	2016	2015	2014
(In thousands)

Cash paid for:
Interest on borrowings	$127,707	$93,053	$102,402
Income tax	3,198	4,494	7,751
Non-cash investing and financing activities:
Additions to other real estate owned	47,808	76,725	48,601
Additions to auto and other repossessed assets	52,628	75,279	92,266
Capitalization of servicing assets	5,260	4,919	4,321
Loan securitizations	338,333	285,995	198,712
Loans held for investment transferred to held for sale	10,332	-	-
Loans held for sale transferred to loans held for investment	1,443	40,086	-
Property plant and equipment transferred to other assets	1,221	-	-
Preferred stock exchanged for new common stock issued:
Preferred stock exchanged (Series A through E)	-	-	26,022
New common stock issued	-	-	24,363
Trust preferred securities exchanged for new common stock issued:
Trust preferred securities exchanged	-	5,303	-
New common stock issued	-	5,628	-
Fair value of assets acquired (liabilities assumed) in the Doral Bank transaction:
Loans	-	311,410	-
Premises and equipment, net	-	5,450	-
Core deposit intangible	-	5,820	-
Deposits	-	(523,517)	-

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

NOTE 30 – REGULATORY MATTERS, COMMITMENTS, AND CONTINGENCIES

     The Corporation and FirstBank each is subject to various regulatory capital requirements imposed by the federal banking agencies. Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material adverse effect on the Corporation’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation must meet specific capital guidelines that involve quantitative measures of the Corporation’s and FirstBank’s assets and liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Corporation’s capital amounts and classification are also subject to qualitative judgments and adjustment by the regulators with respect to minimum capital requirements, components, risk weightings, and other factors.

First BanCorp. is subject to the Written Agreement that the Corporation entered into with the New York FED on June 3, 2010. The Written Agreement provides, among other things, that the holding company must serve as a source of strength to FirstBank, and that, except with the consent generally of the New York FED and/or the Federal Reserve Board, (1) the holding company may not pay dividends to stockholders or receive dividends from FirstBank, (2) the holding company and its nonbank subsidiaries may not make payments on trust-preferred securities or subordinated debt, and (3) the holding company cannot incur, increase, or guarantee debt or repurchase any capital securities. The Written Agreement also required the holding company to submit a capital plan acceptable to the New York FED that reflected sufficient capital at First BanCorp. on a consolidated basis and follow certain guidelines with respect to the appointment or change in responsibilities of senior officers. The foregoing summary is not complete and is qualified in all respects by reference to the actual language of the Written Agreement, which the Corporation filed with the SEC.

The Corporation submitted its Capital Plan setting forth its plans for how to improve its capital positions to comply with the Written Agreement over time. In addition to the Capital Plan, the Corporation submitted to its regulators a liquidity and brokered CD plan, including a contingency funding plan, a non-performing asset reduction plan, a budget and profit plan, a strategic plan, and a plan for the reduction of classified and special mention assets.  As of December 31, 2016, the Corporation had completed all of the items included in the Capital Plan and is continuing to work on reducing non-performing loans. The Written Agreement also requires the submission to the regulators of quarterly progress reports.

Although the Corporation and FirstBank became subject to the U.S. Basel III capital rules (“Basel III rules”) beginning on January 1, 2015, certain requirements of the Basel III rules will be phased-in over several years. The phase-in period for certain deductions and adjustments to regulatory capital (such as certain intangible assets and deferred tax assets that arise from net operating losses and tax credit carryforwards) will be completed on January 1, 2018. The Corporation and FirstBank compute risk-weighted assets using the Standardized Approach required by the Basel III rules.

The Basel III rules require the Corporation to maintain an additional CET1 capital conservation buffer of 2.5% to avoid limitations on both (i) capital distributions (e.g. repurchases of capital instruments or dividend or interest payments on capital instruments) and (ii) discretionary bonus payments to executive officers and heads of major business lines. The phase-in of the capital conservation buffer began on January 1, 2016 with a first year requirement of 0.625% of additional Common Equity Tier 1 Capital (“CET1”), which is being progressively increased over a four-year period, increasing by that same percentage amount on each subsequent January 1 until it reaches the fully phased-in 2.5% CET1 requirement on January 1, 2019.

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

In addition, as required under the Basel III rules, the Corporation’s trust preferred securities (“TRuPs”) were fully phased out from Tier 1 capital as of January 1, 2016. However, the Corporation’s TRuPs may continue to be included in Tier 2 capital until the instruments are redeemed or mature.

In March 2016, the FDIC adopted a final rule (“Final Rule”) imposing a quarterly deposit insurance assessment surcharge on banks with at least $10 billion in assets of 4.5 cents per $100 of their assessment base, after making certain adjustments once the Deposit Insurance Fund Reserve Ratio reaches or exceeds 1.15 percent. For purposes of this surcharge, the first $10 billion of assets are subtracted from the regular insurance assessment base to determine the surcharge base. The assessment surcharge became effective on July 1, 2016, is assessed as of the third quarter of 2016 and subsequent periods, and applies to FirstBank. The Bank’s current

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

surcharge base is slightly higher than the $10 billion threshold. The surcharge assessments will continue through December 31, 2018 or until the Deposit Insurance Fund Reserve Ratio reaches or exceeds 1.35 percent. In addition, under existing regulations, the FDIC reduced the initial base assessment rate, which reduces the standard risk-based assessment rate. This resulted in a decrease in the total FDIC insurance premium expense (standard risk-based assessment plus assessment surcharge expense) of approximately $1.6 million in the second half of 2016, as the benefit of the reduction in the initial base assessment rate exceeded the surcharge amount. In addition, under the Final Rule, if the Deposit Insurance Fund Reserve Ratio does not reach 1.35 percent by December 31, 2018, a shortfall assessment may be assessed on large banks in the first quarter of 2019 and collected by the FDIC on June 30, 2019.

Other Recent Regulatory Developments

    In May 2016, the federal banking agencies, along with other federal regulatory agencies, proposed regulations governing incentive-based compensation practices at, among others, covered banking institutions, which includes all banking organizations with $1 billion or more in assets. These proposed rules are intended to better align the financial rewards for covered employees with an institution’s long-term safety and soundness. Portions of these proposed rules would apply to the Corporation and FirstBank. Those applicable provisions would generally (i) prohibit types and features of incentive-based compensation arrangements that encourage inappropriate risk because they are “excessive” or “could lead to material financial loss” at the banking institution; (ii) require incentive-based compensation arrangements to adhere to three basic principles: (1) a balance between risk and reward; (2) effective risk management and controls; and (3) effective governance; and (iii) require appropriate board of directors (or committee) oversight and recordkeeping and disclosures to the banking institution’s primary regulatory agency. The nature and substance of any final action to adopt these proposed rules, and the timing of any such action, are not known at this time.

Please refer to the discussion in “Part I – Item 7 – Business – Supervision and Regulation” included in the Corporation’s 2016 Form 10-K for a more complete discussion of supervision and regulatory matters and activities that affect the Corporation and its subsidiaries.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The Corporation's and its banking subsidiary's regulatory capital positions as of December 31, 2016 and 2015 were as follows:

	Regulatory Requirements
	Actual		For Capital Adequacy Purposes		To be Well-Capitalized-General
					Thresholds
	Amount	Ratio	Amount	Ratio	Amount	Ratio
(Dollars in thousands)
At December 31, 2016
Total Capital (to
Risk-Weighted Assets)
First BanCorp.	$1,921,329	21.34%	$720,329	8.0%	N/A	N/A
FirstBank	$1,872,120	20.80%	$720,091	8.0%	$900,114	10.0%
Common Equity Tier 1 Capital
(to Risk-Weighted Assets)
First BanCorp.	$1,597,117	17.74%	405,185	4.5%	N/A	N/A
FirstBank	$1,523,332	16.92%	405,051	4.5%	585,074	6.5%
Tier I Capital (to
Risk-Weighted Assets)
First BanCorp.	$1,597,117	17.74%	$540,247	6.0%	N/A	N/A
FirstBank	$1,757,642	19.53%	$540,068	6.0%	$720,091	8.0%
Leverage ratio
First BanCorp.	$1,597,117	13.70%	$466,376	4.0%	N/A	N/A
FirstBank	$1,757,642	15.10%	$465,740	4.0%	$582,174	5.0%

At December 31, 2015
Total Capital (to
Risk-Weighted Assets)
First BanCorp.	$1,828,559	20.01%	$731,164	8.0%	N/A	N/A
FirstBank	$1,802,711	19.73%	$730,824	8.0%	$913,530	10.0%
Common Equity Tier 1 Capital
(to Risk-Weighted Assets)
First BanCorp.	$1,546,678	16.92%	$411,280	4.5%	N/A	N/A
FirstBank	$1,493,478	16.35%	$411,088	4.5%	$593,794	6.5%
Tier I Capital (to
Risk-Weighted Assets)
First BanCorp.	$1,546,678	16.92%	$548,373	6.0%	N/A	N/A
FirstBank	$1,685,656	18.45%	$548,118	6.0%	$730,824	8.0%
Leverage ratio
First BanCorp.	$1,546,678	12.22%	$506,322	4.0%	N/A	N/A
FirstBank	$1,685,656	13.33%	$505,648	4.0%	$632,060	5.0%

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following table summarizes commitments to extend credit and standby letters of credit, and commitments to sell loans as of the indicated dates:
	December 31,
	2016	2015
(In thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit:
Construction undisbursed funds	$41,271	$59,747
Unused personal lines of credit	667,552	687,585
Commercial lines of credit	421,437	361,226
Commercial letters of credit	47,515	24,359

Standby letters of credit	2,556	3,577
Commitments to sell loans	119,679	49,998

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

     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses.  Since certain commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.  For most of the commercial lines of credit, the Corporation has the option to reevaluate the agreement prior to making additional disbursements.  In the case of credit cards and personal lines of credit, the Corporation can cancel the unused credit facility at any time and without cause. Generally, the Corporation does not enter into interest rate lock agreements with prospective borrowers in connection with its mortgage banking activities.  The amount of any collateral obtained if deemed necessary by the Corporation upon an extension of credit is based on management’s credit evaluation of the borrower. Rates charged on loans that are finally disbursed are the rates being offered at the time the loans are closed; therefore, no fee is charged on these commitments.

    In general, commercial and standby letters of credit are issued to facilitate foreign and domestic trade transactions. Normally, commercial and standby letters of credit are short-term commitments used to finance commercial contracts for the shipment of goods. The collateral for these letters of credit includes cash or available commercial lines of credit. The fair value of commercial and standby letters of credit is based on the fees currently charged for such agreements, which, as of December 31, 2016 and 2015, was not significant.

    The Corporation obtained from GNMA commitment authority to issue GNMA mortgage-backed securities. Under this program, for 2016, the Corporation sold approximately $338.3 million of FHA/VA mortgage loan production into GNMA mortgage-backed securities.

     As of December 31, 2016, First BanCorp. and its subsidiaries were defendants in various legal proceedings arising in the ordinary course of business. On at least a quarterly basis, the Corporation assesses its liabilities and contingencies in connection with threatened and outstanding legal cases, matters and proceedings, utilizing the latest information available. For cases, matters and proceedings where it is both probable the Corporation will incur a loss and the amount can be reasonably estimated, the Corporation establishes an accrual for the loss. Once established, the accrual is adjusted as appropriate to reflect any relevant developments. For cases, matters or proceedings where a loss is not probable or the amount of the loss cannot be estimated, no accrual is established.

     Any estimate involves significant judgement, given the varying stages of the proceedings (including the fact that some of them are currently in preliminary stages), the existence of multiple defendants in some of the current proceedings whose share of liability has yet to be determined, the numerous unresolved issues in the proceedings, and the inherent uncertainty of the various potential outcomes of such proceedings. Accordingly, the Corporation’s estimate will change from time-to-time, and actual losses may be more or less than the current estimate.

While the final outcome of legal cases, matters, and proceedings is inherently uncertain, based on information currently available, Management believes that the final disposition of the Corporation’s legal cases, matters or proceedings will not have a material

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

negative adverse effect on the Corporation’s consolidated financial position as a whole. However in the event of unexpected future developments, it is possible that the ultimate resolution of these cases, matters and proceedings, if unfavorable, may be material to the Corporation’s consolidated financial position on a particular period.

Ramirez Torres, et al. v Banco Popular de Puerto Rico, et al.  FirstBank Puerto Rico has been named a defendant in a class action complaint captioned Ramirez Torres, et al. v. Banco Popular de Puerto Rico, et al.  The complaint seeks damages and preliminary and permanent injunctive relief on behalf of the purported class against Banco Popular de Puerto Rico and other financial institutions with insurance agency subsidiaries in Puerto Rico. Plaintiffs contend that in November 2015, Antilles Insurance Company obtained approval from the Puerto Rico Insurance Commissioner to market an endorsement that allowed its customers to obtain a reimbursement on their insurance premium for good experience, but that defendants failed to offer this product or disclose its existence to their customers, favoring other products instead, in violation of their fiduciary duties as insurance producers. Plaintiffs seek a determination that defendants unlawfully failed to comply with their fiduciary duty to disclose the existence of this new insurance benefit from this carrier, as well as double or treble damages (the latter subject to a determination that defendants engaged in anti-monopolistic practices in failing to offer this product).

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

The Corporation designates a derivative as a fair value hedge, cash flow hedge or economic undesignated hedge when it enters into the derivative contract. As of December 31, 2016 and 2015, all derivatives held by the Corporation were considered economic undesignated hedges. These undesignated hedges are recorded at fair value with the resulting gain or loss recognized in current earnings.

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
	As of December 31,
	2016	2015
(In thousands)

Undesignated economic hedges:

Interest rate contracts:
Written interest rate cap agreements	$91,510	$120,816
Purchased interest rate cap agreements	91,510	120,816
Forward Contracts:
Sale of TBA GNMA MBS pools	33,000	30,000
	$216,020	$271,632

(1) Notional amounts are presented on a gross basis with no netting of offsetting exposure positions.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following table summarizes the fair value of derivative instruments and the location in the statement of financial conditions:

	Asset Derivatives			Liability Derivatives
	Statement of Financial Condition Location	December 31,	December 31,	Statement of Financial Condition Location	December 31,	December 31,
		2016	2015		2016	2015
		Fair Value	Fair Value		Fair Value	Fair Value
(In thousands)

Undesignated economic hedges:

Interest rate contracts:
Written interest rate cap agreements	Other assets	$-	$-	Accounts payable and other liabilities	$552	$798
Purchased interest rate cap agreements	Other assets	554	806	Accounts payable and other liabilities	-	-
Forward Contracts:
Sales of TBA GNMA MBS pools	Other assets	-	-	Accounts payable and other liabilities	201	123
		$554	$806		$753	$921

The following table summarizes the effect of derivative instruments on the statement of income:

		Gain (or Loss)
	Location of Gain (or loss)	Year ended
	Recognized in Income on	December 31,
	Derivatives	2016	2015	2014
		(In thousands)

Undesignated economic hedges:
Interest rate contracts:
Interest rate swap agreements	Interest income - Loans	$-	$-	$1,258
Written and purchased interest rate cap agreements	Interest income - Loans	-	139	-
Forward contracts:
Sales of TBA GNMA MBS pools	Mortgage Banking Activities	(78)	25	(322)
Total (loss) gain on derivatives		$(78)	$164	$936

Derivative instruments are subject to market risk.  As is the case with investment securities, the market value of derivative instruments is largely a function of the financial market’s expectations regarding the future direction of interest rates.  Accordingly, current market values are not necessarily indicative of the future impact of derivative instruments on earnings.  This will depend, for the most part, on the shape of the yield curve, and the level of interest rates, as well as the expectations for rates in the future.

As of December 31, 2016, the Corporation has not entered into any derivative instrument containing credit-risk-related contingent features.

    Credit and Market Risk of Derivatives

The Corporation uses derivative instruments to manage interest rate risk. By using derivative instruments, the Corporation is exposed to credit and market risk.  If the counterparty fails to perform, credit risk is equal to the extent of the Corporation’s fair value gain in the derivative.  When the fair value of a derivative instrument contract is positive, this generally indicates that the counterparty owes the Corporation and, therefore, creates a credit risk for the Corporation. When the fair value of a derivative instrument contract is negative, the Corporation owes the counterparty and, therefore, it has no credit risk.  The Corporation minimizes its credit risk in derivative instruments by entering into transactions with reputable broker dealers (financial institutions) that are reviewed periodically by the Management Investment and Asset Liability Committee of the Corporation (“MIALCO”) and by the Board of Directors. The Corporation also maintains a policy of requiring that all derivative instrument contracts be governed by an International Swaps and Derivatives Association Master Agreement, which includes a provision for netting; most of the Corporation’s agreements with

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

derivative counterparties include bilateral collateral arrangements. The bilateral collateral arrangement permits the counterparties to perform margin calls in the form of cash or securities in the event that the fair market value of the derivative favors either counterparty. The Corporation has a policy of diversifying derivatives counterparties to reduce the consequences of counterparty default.

The Corporation has credit risk of $0.6 million as of December 31, 2016 (2015 — $0.8 million) related to derivative instruments with positive fair values. The credit risk does not consider the value of any collateral and the effects of legally enforceable master netting agreements. There were no credit losses associated with derivative instruments recognized in 2016, 2015, or 2014.

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

Offsetting of Financial Assets and Derivative Assets

As of December 31, 2016

			Net Amounts of Assets Presented in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position		Gross Amounts Not Offset in the Statement of Financial Position
				Financial Instruments	Cash Collateral
						Net Amount
(In thousands)
Description

Derivatives	$554	$-	$554	$(554)	$-	$-
Securities purchased under agreement
to resell	200,000	(200,000)	-	-	-	-
Total	$200,554	$(200,000)	$554	$(554)	$-	$-

As of December 31, 2015
			Net Amounts of Assets Presented in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position		Gross Amounts Not Offset in the Statement of Financial Position
				Financial Instruments	Cash Collateral
						Net Amount
(In thousands)
Description

Derivatives	$806	$-	$806	$(806)	$-	$-
Securities purchased under agreement
to resell	200,000	(200,000)	-	-	-	-
Total	$200,806	$(200,000)	$806	$(806)	$-	$-

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Offsetting of Financial Liabilities and Derivative Liabilities

As of December 31, 2016

			Net Amounts of Liabilities Presented in the Statement of Financial Position
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position		Gross Amounts Not Offset in the Statement of Financial Position
				Financial Instruments	Cash Collateral
						Net Amount
(In thousands)
Description

Securities sold under agreements to repurchase	$200,000	$(200,000)	$-	$-	$-	$-

As of December 31, 2015

			Net Amounts of Liabilities Presented in the Statement of Financial Position
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position		Gross Amounts Not Offset in the Statement of Financial Position
				Financial Instruments	Cash Collateral
						Net Amount
(In thousands)
Description

Securities sold under agreements to repurchase	$600,000	$(200,000)	$400,000	$(400,000)	$-	$-

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

NOTE 33 – SEGMENT INFORMATION

Based upon the Corporation’s organizational structure and the information provided to the Chief Executive Officer of the Corporation and, to a lesser extent, the Board of Directors, the operating segments are driven primarily by the Corporation’s lines of business for its operations in Puerto Rico, the Corporation’s principal market, and by geographic areas for its operations outside of Puerto Rico. As of December 31, 2016, the Corporation had six reportable segments: Commercial and Corporate Banking; Mortgage Banking; Consumer (Retail) Banking; Treasury and Investments; United States Operations; and Virgin Islands Operations.  Management determined the reportable segments based on the internal reporting used to evaluate performance and to assess where to allocate resources. Other factors such as the Corporation’s organizational chart, nature of the products, distribution channels, and the economic characteristics of the products were also considered in the determination of the reportable segments.

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

The accounting policies of the segments are the same as those referred to in Note 1 – Nature of Business and Summary of Significant Accounting Policies to the consolidated financial statements.

The Corporation evaluates the performance of the segments based on net interest income, the provision for loan and lease losses, non-interest income and direct non-interest expenses. The segments are also evaluated based on the average volume of their interest-earning assets less the allowance for loan and lease losses.

The following table presents information about the reportable segments for the years ended December 31, 2016, 2015, and 2014:

	Mortgage Banking	Consumer (Retail) Banking	Commercial and Corporate Banking	Treasury and Investments	United States Operations	Virgin Islands Operations	Total
(In thousands)
For the year ended December 31, 2016:
Interest income	$138,955	$179,485	$123,084	$50,372	$56,037	$37,359	$585,292
Net (charge) credit for transfer of funds	(49,435)	13,996	(26,364)	60,787	1,016	-	-
Interest expense	-	(24,787)	-	(57,924)	(15,240)	(3,223)	(101,174)
Net interest income	89,520	168,694	96,720	53,235	41,813	34,136	484,118
(Provision) release for loan and lease losses	(24,873)	(34,246)	(28,578)	-	1,369	(405)	(86,733)
Non-interest income	19,531	44,535	7,811	5,423	3,554	7,100	87,954
Direct non-interest expenses	(38,170)	(112,787)	(40,676)	(4,047)	(30,678)	(27,596)	(253,954)
Segment income	$46,008	$66,196	$35,277	$54,611	$16,058	$13,235	$231,385

Average earnings assets	$2,562,245	$1,951,214	$2,497,037	$2,616,877	$1,226,633	$612,570	$11,466,576

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	Mortgage Banking	Consumer (Retail) Banking	Commercial and Corporate Banking	Treasury and Investments	United States Operations	Virgin Islands Operations	Total
(In thousands)
For the year ended December 31, 2015:
Interest income	$141,820	$194,961	$133,067	$49,534	$46,804	$39,383	$605,569
Net (charge) credit for transfer of funds	(49,149)	17,260	(17,299)	36,908	12,280	-	-
Interest expense	-	(23,774)	-	(60,221)	(16,192)	(3,116)	(103,303)
Net interest income	92,671	188,447	115,768	26,221	42,892	36,267	502,266
(Provision) release for loan and lease losses	(30,017)	(46,657)	(101,604)	-	7,955	(1,722)	(172,045)
Non-interest income (loss)	16,027	41,854	12,487	(15,897)	2,795	10,616	67,882
Direct non-interest expenses	(37,345)	(133,397)	(42,470)	(3,840)	(28,674)	(34,231)	(279,957)
Segment income (loss)	$41,336	$50,247	$(15,819)	$6,484	$24,968	$10,930	$118,146

Average earnings assets	$2,607,230	$1,951,047	$2,891,988	$2,740,120	$1,024,939	$646,966	$11,862,290

	Mortgage Banking	Consumer (Retail) Banking	Commercial and Corporate Banking	Treasury and Investments	United States Operations	Virgin Islands Operations	Total
(In thousands)
For the year ended December 31, 2014:
Interest income	$115,997	$215,170	$163,242	$54,223	$44,882	$40,435	$633,949
Net (charge) credit for transfer of funds	(37,375)	17,629	(12,364)	20,463	11,647	-	-
Interest expense	-	(24,445)	-	(68,517)	(19,273)	(3,641)	(115,876)
Net interest income	78,622	208,354	150,878	6,169	37,256	36,794	518,073
(Provision) release for loan and lease losses	(17,605)	(79,932)	(40,084)	-	27,650	441	(109,530)
Non-interest income	13,515	40,018	5,241	264	2,450	7,139	68,627
Direct non-interest expenses	(39,444)	(126,290)	(46,963)	(5,368)	(26,596)	(39,319)	(283,980)
Segment income	$35,088	$42,150	$69,072	$1,065	$40,760	$5,055	$193,190

Average earnings assets	$2,142,122	$1,967,202	$3,613,354	$2,691,906	$976,151	$656,197	$12,046,932

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	The following table presents a reconciliation of the reportable segment financial information to the consolidated totals:

		Year Ended December 31,
		2016	2015	2014
	(In thousands)

	Net income:
	Total income for segments and other	$231,385	$118,146	$193,190
	Other non-interest income (loss) (1)	-	13,443	(7,279)
	Other operating expenses (2)	(101,126)	(103,873)	(94,273)
	Income before income taxes	130,259	27,716	91,638
	Income tax (expense) benefit	(37,030)	(6,419)	300,649
	Total consolidated net income	$93,229	$21,297	$392,287
	Average assets:
	Total average earning assets for segments	$11,466,576	$11,862,290	$12,046,932
	Other average earning assets (1)	-	-	1,943
	Average non-earning assets	923,566	919,263	598,570
	Total consolidated average assets	$12,390,142	$12,781,553	$12,647,445

(1)

The bargain purchase gain on the acquisition of assets and assumption of deposits from Doral Bank in 2015 as well as the activities related to FirstBank's equity interest in CPG/GS are presented as Other non-interest income (loss) and the investment in CPG/GS is presented as Other average earning assets in the tables above.

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

	The following table presents revenues (interest income plus non-interest income) and selected balance sheet data by geography based on the location in which the transaction is originated:

		2016	2015	2014
	(In thousands)

	Revenues:
	Puerto Rico	$568,180	$575,016	$588,744
	United States	60,607	61,879	58,979
	Virgin Islands	44,459	49,999	47,574
	Total consolidated revenues	$673,246	$686,894	$695,297

	Selected Balance Sheet Information:
	Total assets:
	Puerto Rico	$9,765,530	$10,648,179	$10,969,305
	United States	1,499,548	1,202,318	1,072,962
	Virgin Islands	657,377	722,522	685,568
	Loans:
	Puerto Rico	$6,926,719	$7,332,274	$7,544,845
	United States	1,382,440	1,125,501	982,713
	Virgin Islands	627,720	690,476	649,813
	Deposits:
	Puerto Rico (1)	$6,291,353	$6,747,638	$6,687,844
	United States (2)	1,564,839	1,606,723	1,836,430
	Virgin Islands	975,013	983,763	959,671

(1)	For 2016, 2015, and 2014, includes $1.4 billion, $2.1 billion, and $2.9 billion, respectively, of brokered CDs allocated to Puerto Rico operations.
(2)	For 2016 includes $60.1 million of brokered CDs allocated to the United States operations.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

NOTE 34- FIRST BANCORP. (HOLDING COMPANY ONLY) FINANCIAL INFORMATION

The following condensed financial information presents the financial position of the Holding Company only as of December 31, 2016 and 2015, and the results of its operations and cash flows for the years ended December 31, 2016, 2015, and 2014:

Statements of Financial Condition

	As of December 31,
	2016	2015
(In thousands)

Assets
Cash and due from banks	$29,393	$29,103
Money market investments	6,111	6,111
Other investment securities	285	285
Loans held for investment, net	227	266
Investment in First Bank Puerto Rico, at equity	1,946,211	1,888,036
Investment in First Bank Insurance Agency, at equity	10,941	14,382
Investment in FBP Statutory Trust I	2,929	2,929
Investment in FBP Statutory Trust II	3,561	3,866
Other assets	3,791	4,632
Total assets	$2,003,449	$1,949,610

Liabilities and Stockholders' Equity
Liabilities:
Other borrowings	$216,187	$226,492
Accounts payable and other liabilities	1,019	28,984
Total liabilities	217,206	255,476

Stockholders' equity	1,786,243	1,694,134
Total liabilities and stockholders' equity	$2,003,449	$1,949,610

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Statements of Income

	Year Ended December 31,
	2016	2015	2014
(In thousands)

Income
Interest income on money market investments	$20	$20	$20
Dividend income from banking subsidiaries	34,876	-	-
Dividend income from non-banking subsidiaries	7,000	-	-
Other income	241	498	220
	42,137	518	240

Expense
Other borrowings	7,705	7,450	7,199
Other operating expenses	3,481	2,412	2,614
	11,186	9,862	9,813
Loss on sale and impairment on equity securities	-	-	(29)

Gain on early extinguishment of debt	4,217	-	-

Income (loss) before income taxes and equity in undistributed earnings
of subsidiaries	35,168	(9,344)	(9,602)
Equity in undistributed earnings of subsidiaries	58,061	30,641	401,889
Net Income	$93,229	$21,297	$392,287

Other comprehensive (loss) income, net of tax	(6,641)	(9,398)	60,385

Comprehensive income	$86,588	$11,899	$452,672

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Statements of Cash Flows

Year Ended December 31,
2016		2015	2014
(In thousands)

Cash flows from operating activities:
Net income	$93,229	$21,297	$392,287

Adjustments to reconcile net income to net cash used in operating activities:
Stock-based compensation	3,563	2,835	1,962
Equity in undistributed earnings of subsidiaries	(58,061)	(30,641)	(401,889)
Loss on sales/impairment of investment securities	-	-	29
Gain on early extinguishment of debt	(4,217)	-	-
Accretion of discount on loans	(11)	(7)	(3)
Net decrease (increase) in other assets	802	(293)	(260)
Net (decrease) increase in other liabilities	(26,685)	6,643	7,261
Net cash provided by (used in) operating activities	8,620	(166)	(613)

Cash flows from investing activities:
Principal collected on loans	50	63	38
Proceeds from sales of available-for-sale securities	-	-	6
Net cash provided by investing activities	50	63	44

Cash flows from financing activities:
Repurchase of common stock	(1,132)	(1,174)	(946)
Repayment of junior subordinated debentures	(7,025)	-	-
Dividends paid on preferred stock	(223)	-	-
Issuance costs of common stock issued in exchange for preferred
stock Series A through E	-	-	(62)
Net cash used in financing activities	(8,380)	(1,174)	(1,008)

Net increase (decrease) in cash and cash equivalents	290	(1,277)	(1,577)

Cash and cash equivalents at beginning of the year	35,214	36,491	38,068
Cash and cash equivalents at end of year	$35,504	$35,214	$36,491

Cash and cash equivalents include:
Cash and due from banks	$29,393	$29,103	$30,380
Money market instruments	6,111	6,111	6,111
	$35,504	$35,214	$36,491

NOTE 35 – SUBSEQUENT EVENTS

On March 1, 2017, the Corporation completed the applicable regulatory filings to change the tax status of its subsidiary, First Federal Finance, from a taxable corporation to non-taxable “pass-through” entity. The tax planning action will allow the Corporation to realize tax benefits from the utilization of pass-through ordinary net operating losses available at FirstBank against now pass-through ordinary income from this profitable subsidiary. Under Puerto Rico Internal Revenue Code, pass-through ordinary net operating losses can only be used to offset pass-through ordinary income. As of December 31, 2016, FirstBank has a deferred tax asset amounting to $14.7 million related to pass-through ordinary net operating losses, which is subject to a full valuation allowance. Based upon the evaluation of positive and negative evidence, management concluded during the first quarter of 2017 and as a result of the change in tax status that First Federal Finance will generate sufficient taxable income within the carryforward period for FirstBank to realize its  $14.7 million deferred tax asset on available pass-through ordinary net operating losses.

On March 1, 2017, the Corporation also completed the applicable regulatory filings to change the tax status of its subsidiary, FirstBank Insurance, from a taxable corporation to non-taxable “pass-through” entity. The tax planning action will allow the Corporation to offset pass-through income projected to be earned by FirstBank Insurance with the projected net operating losses at the Holding Company.

During the first quarter of 2017, the Corporation received an unsolicited offer and sold its outstanding participation in the PREPA line of credit with a book value of $64 million at the time of sale (principal balance of $75 million), thereby reducing its direct exposure to the Puerto Rico government.  A specific reserve of approximately $10.2 million had been allocated to this loan.  Gross

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

proceeds from the sale of $53.2 million have resulted in an incremental loss of $0.6 million as compared to the book value, net of reserve. This loss was recognized at the time of the sale in the first quarter of 2017.

The Corporation has performed an evaluation of all other events occurring subsequent to December 31, 2016; management has determined that there are no additional events occurring in this period that require disclosure in or adjustment to the accompanying financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

First BanCorp.’s management, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of First BanCorp.’s disclosure controls and procedures as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our CEO and CFO concluded that, as of December 31, 2016, the Corporation’s disclosure controls and procedures were effective and provide reasonable assurance that the information required to be disclosed by the Corporation in reports that the Corporation files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and reported to the Corporation’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management’s report on Internal Control over Financial Reporting is included in Item 8 and incorporated herein by reference. Management has conducted an assessment of the Corporation’s internal control over financial reporting at December 31, 2016 based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon that assessment, Management concluded that the Corporation’s internal control over financial reporting was effective at December 31, 2016.

The effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2016 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report included in Item 8 of this Form 10-K.

Changes in Internal Control over Financial Reporting

   There have been no changes to the Corporation’s internal control over financial reporting during our most recent quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information in response to this Item is incorporated herein by reference from the sections entitled “Information with Respect to Nominees Standing for Election as Directors and with respect to Executive Officers of the Corporation,” “Corporate Governance and Related Matters” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in First BanCorp.’s definitive Proxy Statement for use in connection with its 2017 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed with the SEC within 120 days of the close of First BanCorp.’s 2016 fiscal year.

Item 11. Executive Compensation.

  Information in response to this Item is incorporated herein by reference from the sections entitled “Compensation Committee Interlocks and Insider Participation,” “Compensation of Directors,” “Compensation Discussion and Analysis,” “Executive Compensation Disclosure” and “Compensation Committee Report” in First BanCorp.’s Proxy Statement to be filed with the SEC within 120 days of the close of First BanCorp.’s 2016 fiscal year.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

   Information in response to this Item is incorporated herein by reference from the section entitled “Security Ownership of Certain Beneficial Owners and Management” in First BanCorp.’s Proxy Statement to be filed with the SEC within 120 days of the close of First BanCorp.’s 2016 fiscal year and by reference to the section entitled “Securities authorized for issuance under equity compensation plans” in Part II, Item 5 of this Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

   Information in response to this Item is incorporated herein by reference from the sections entitiled “Certain Relationships and Related Person Transactions” and “Corporate Governance and Related Matters” in First BanCorp.’s Proxy Statement to be filed with the SEC within 120 days of the close of First BanCorp.’s 2016 fiscal year.

Item 14. Principal Accounting Fees and Services.

Audit Fees

   Information in response to this Item is incorporated herein by reference from the section entitled “Audit Fees” and “Audit Committee Report” in First BanCorp.’s Proxy Statement to be filed with the SEC within 120 days of the close of First BanCorp.’s 2016 fiscal year.

PART IV

Item 15. Exhibits, Financial Statement Schedules

  (a) List of documents filed as part of this report.

(1) Financial Statements.

The following consolidated financial statements of First BanCorp., together with the report thereon of First BanCorp.’s independent registered public accounting firm, KPMG LLP, dated March 16, 2017, are included in Item 8 of this report:

– Report of KPMG LLP, Independent Registered Public Accounting Firm.

–Attestation Report of KPMG LLP, Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

–Consolidated Statements of Financial Condition as of December 31, 2016 and 2015.

–Consolidated Statements of Income for Each of the Three Years in the Period Ended December 31, 2016.

– Consolidated Statements of Comprehensive Income for each of the Three Years in the Period Ended December 31, 2016.

– Consolidated Statements of Cash Flows for Each of the Three Years in the Period Ended December 31, 2016.

– Consolidated Statements of Changes in Stockholders’ Equity for Each of the Three Years in the Period Ended December 31, 2016.

– Notes to the Consolidated Financial Statements.

(2) Financial statement schedules.

All financial schedules have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

      (b) Exhibits listed below are filed herewith as part of this Form 10-K or are incorporated herein by reference.

Item 16. Form 10-K Summary

Not applicable.

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

10.1	FirstBank’s 1997 Stock Option Plan, incorporated by reference from the Form 10-K for the year ended December 31, 1998 filed by First BanCorp on March 26, 1999.
10.2	First BanCorp’s 2008 Omnibus Incentive Plan, as amended, incorporated by reference from Exhibit 99.1 to the Form S-8 filed by First BanCorp on May 4,2012.
10.3	First BanCorp Omnibus Incentive Plan, as amended, incorporated by reference from Exhibit 99.1 to the Form S-8 filed by First BanCorp on June 21,2016.
10.4	Employment Agreement—Aurelio Alemán, incorporated by reference from the Form 10-K for the year ended December 31, 1998 filed by First BanCorp on March 26, 1999.
10.5	Amendment No. 1 to Employment Agreement—Aurelio Alemán, incorporated by reference from the Form 10-Q for the quarter ended March 31, 2009 filed by First BanCorp on May 11, 2009.

10.6	Amendment No. 2 to Employment Agreement—Aurelio Alemán, incorporated by reference from Exhibit 10.6 of the Form 10-K for the year ended December 31, 2009 filed by First BanCorp on March 2, 2010.
10.7	Amended and Restated Employment Agreement—Lawrence Odell, incorporated by reference from Exhibit 10.1 of the Form 10-Q for the quarter ended June 30, 2012 filed by First BanCorp on August 9, 2012.
10.8	Employment Agreement—Victor Barreras, incorporated by reference from Exhibit 10.2 of the Form 10-Q for the quarter ended June 30, 2012 filed by First BanCorp on August 9, 2012.
10.9	Employment Agreement—Orlando Berges, incorporated by reference from the Form 10-Q for the quarter ended June 30, 2009 filed by First BanCorp on August 11, 2009.
10.10	Consent Order, dated June 2, 1010, incorporated by reference from Exhibit 10.1 of the Form 8-K filed on June 4, 2010.
10.11	Written Agreement, dated June 3, 2010, incorporated by reference from Exhibit 10.2 of the Form 8-K filed on June 4, 2010.
10.12	Exchange Agreement by and between First BanCorp and the United States Treasury dated as of July 7, 2010, incorporated by reference from Exhibit 10.1 of the Form 8-K filed on July 7, 2010.
10.13

First Amendment to Exchange Agreement, dated as of December 1, 2010, by and between First BanCorp and The United States Department of the Treasury, incorporated by reference from Exhibit 10.1 to the Form 8-K filed by First BanCorp on December 2, 2010.

10.14	Form of Restricted Stock Award Agreement incorporated by reference from Exhibit 10.23 to the Form S-1/A filed by First BanCorp on July 16, 2010.
10.15	Form of Stock Option Agreement for Officers and Other Employees incorporated by reference from Exhibit 10.24 to the Form S-1/A filed by First BanCorp on July 16, 2010.
10.16

Letter Agreement, dated as of January 16, 2009, and Securities Purchase Agreement, dated as of January 16, 2009, by and between First BanCorp and the United States Department of the Treasury, incorporated by reference from Exhibit 10.1 of the Form 8-K filed on January 20, 2009.

10.17	Amended and Restated Investment Agreement between First BanCorp and Thomas H. Lee Partners, L.P., incorporated by reference from Exhibit 10.1 of the Form 8-K filed on July 19, 2011.
10.18

Agreement Regarding Additional Shares between First BanCorp and Thomas H. Lee Partners, L.P., incorporated by reference from Exhibit 10.25 of the Registration Statement on Form S-1/A filed by First BanCorp on October 20, 2011.

10.19	Amended and Restated Investment Agreement between First BanCorp and Oaktree Capital Management, L.P., incorporated by reference from Exhibit 10.2 of the Form 8-K filed on July 19, 2011.
10.20

Agreement Regarding Additional Shares between First BanCorp and Oaktree Capital Management, L.P. dated October 26, 2011 incorporated by reference from Exhibit 10.27 of the Form S-1 filed by First BanCorp on December 20, 2011.

10.21

Investment Agreement between First BanCorp and funds advised by Wellington Management Company LLP, as amended, incorporated by reference from Exhibit 10.2 of the Form 8-K/A filed on July 19, 2011, and Exhibit 10.3 of the Form 8-K filed on July 19, 2011.

10.22

Amendment No. 2 to Investment Agreement between First BanCorp and funds advised by Wellington Management Company LLP, incorporated by reference from Exhibit 10.28 to the Form S-1/A filed by First BanCorp on October 20, 2011.

10.23	Expense Reimbursement Agreement between First BanCorp and Oaktree Capital Management, L.P., incorporated by reference from Exhibit 10.4 of the Form 8-K/A filed on July 21, 2011.

10.24	Expense Reimbursement Agreement between First BanCorp and Thomas H. Lee Partners, L.P., incorporated by reference from Exhibit 10.2 of the Form 8-K/A filed on July 21, 2011.
10.25	Letter Agreement with the U.S. Department of the Treasury dated as of October 3, 2011, incorporated by reference from Exhibit 10.1 of the Form 8-K filed on October 7, 2011.
10.26	Letter Agreement between First BanCorp. and Roberto R. Herencia, incorporated by reference from the Form 8-K filed by First BanCorp on November 2, 2011.
10.27

Revised Non-management Chairman of the Board Compensation Structure, incorporated by reference from Exhibit 10.1 of the Form 10-Q for the quarter ended September 30, 2014 filed by First BanCorp. on November 10, 2014.

10.28

Stock Purchase Agreement between First BanCorp and Roberto Herencia dated February 17, 2012, incorporated by reference from Exhibit 10.36 of the Form 10-K for the fiscal year ended December 31, 2011 filed by First BanCorp. on March 13, 2012.

10.29	Non – Employee Director Compensation Structure, incorporated by reference from Exhibit 10.3 of the Form 10-Q for the quarter ended June 30, 2012 filed by First BanCorp on August 9, 2012.
10.30	Offer Letter between First BanCorp and Robert T. Gormley incorporated by reference from Exhibit 10.1 of the Form 8-K filed on November 2, 2012.
10.31 10.32 10.33 10.34

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

FIRST BANCORP.

By:	/s/ Aurelio Alemán	Date: 3/16/17
Aurelio Alemán
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Aurelio Alemán	Date: 3/16/17
Aurelio Alemán
President, Chief Executive Officer and Director

/s/ Orlando Berges	Date: 3/16/17
Orlando Berges, CPA
Executive Vice President and Chief Financial Officer

/s/ Roberto R. Herencia	Date: 3/16/17
Roberto R. Herencia,
Director and Chairman of the Board

/s/ José Menéndez-Cortada	Date: 3/16/17
José Menéndez-Cortada, Director

/s/ Joshua D. Bresler	Date: 3/16/17
Joshua D. Bresler,
Director

/s/ Robert T. Gormley	Date: 3/16/17
Robert T. Gormley,
Director

/s/ Michael P. Harmon	Date: 3/16/17
Michael P. Harmon,
Director

/s/ David Matson	Date: 3/16/17
David Matson,
Director

/s/ Luz A. Crespo	Date: 3/16/17
Luz A. Crespo
Director

/s/ Juan Acosta Reboyras	Date: 3/16/17
Juan Acosta Reboyras,
Director

/s/ Pedro Romero	Date: 3/16/17
Pedro Romero, CPA
Senior Vice President and Chief Accounting Officer