Form 10-Q
period 2017-03-31
FIRST BANCORP /PR/
filed 2017-05-10
CIK 1057706

  UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

______________

FORM 10-Q

(Mark One)

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Yes ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer☑
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registered has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes   ☐   No   ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock:  218,458,532 shares outstanding as of April 28, 2017.

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

First BanCorp. wishes to caution readers not to place undue reliance on any such “forward-looking statements,” which speak only as of the date made, and to advise readers that these forward-looking statements are not guarantees of future performance and involve certain risks, uncertainties, estimates, and assumptions by us that are difficult to predict.  Various factors, some of which are beyond our control, could cause actual results to differ materially from those expressed in, or implied by, such forward-looking statements.  Factors that might cause such a difference include, but are not limited to, the risks described or referenced below in Part II, Item 1A. “Risk Factors,” and the following:

•                   uncertainty as to the ultimate outcomes of actions taken, or those that may have to be taken by the Puerto Rico government, or the oversight board established by the Puerto Rico Oversight, Management, and Economic Stability Act (PROMESA) to address Puerto Rico’s financial problems including the recent filing of a form bankruptcy under Title III of PROMESA that provides a court debt restructuring process similar to U.S. bankruptcy protection.

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

•                   uncertainty about whether the Corporation will be able to continue to fully comply with the written agreement dated June 3, 2010 (the “Written Agreement”) that the Corporation entered into with the Federal Reserve Bank of New York (the “New York FED” or “Federal Reserve”), that, among other things, requires the Corporation to serve as a source of strength to FirstBank Puerto Rico (“FirstBank” or the “Bank”) and that, except with the consent generally of the New York FED and the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”, referred to together with the New York FED as the “Federal Reserve”), prohibits the Corporation from paying dividends to stockholders or receiving dividends from FirstBank, making payments on trust preferred securities or subordinated debt, incurring, increasing or guaranteeing debt or  repurchasing any capital securities and uncertainty whether such consent will be provided for future interest payments on the subordinated debt despite the consents that enabled the Corporation to pay all the accrued but deferred interest payments plus the interest for the second, third and fourth quarters of 2016, and the first quarter of 2017 on the Corporation’s subordinated debentures associated with its trust preferred securities and for future monthly dividends on its non-cumulative perpetual preferred stock despite the consents that have enabled the Corporation to pay monthly dividends on its non-cumulative perpetual preferred stock since December 2016;

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

•                   changes in the fiscal and monetary policies and regulations of the U.S. federal government, the Puerto Rico and other governments, including those determined by the Federal Reserve Board, the New York FED, the Federal Deposit Insurance Corporation (“FDIC”), government-sponsored housing agencies, and regulators in Puerto Rico, the USVI and the BVI, including changes resulting from the recent U.S. election;

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

Investors should refer to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2016, as well as “Part II, Item 1A, Risk Factors,” in this quarterly report on Form 10-Q, for a discussion of such factors and certain risks and uncertainties to which the Corporation is subject.

FIRST BANCORP.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	March 31, 2017	December 31, 2016
(In thousands, except for share information)
ASSETS
Cash and due from banks	$414,034	$289,591
Money market investments:
Time deposits with other financial institutions	2,800	2,800
Other short-term investments	7,288	7,294
Total money market investments	10,088	10,094

Investment securities available for sale, at fair value:
Securities pledged that can be repledged	353,826	339,390
Other investment securities	1,478,155	1,542,530
Total investment securities available for sale	1,831,981	1,881,920

Investment securities held to maturity, at amortized cost:
Securities pledged that can be repledged	-	-
Other investment securities	156,049	156,190
Total investment securities held to maturity, fair value of $136,614 (2016- $132,759)	156,049	156,190

Other equity securities	38,492	42,992
Loans, net of allowance for loan and lease losses of $203,231
(2016 - $205,603)	8,619,118	8,681,270
Loans held for sale, at lower of cost or market	45,906	50,006
Total loans, net	8,665,024	8,731,276
Premises and equipment, net	148,339	150,828
Other real estate owned	137,784	137,681
Accrued interest receivable on loans and investments	41,136	45,453
Other assets	447,471	476,430
Total assets	$11,890,398	$11,922,455

LIABILITIES
Non-interest-bearing deposits	$1,581,086	$1,484,155
Interest-bearing deposits	7,276,912	7,347,050
Total deposits	8,857,998	8,831,205

Securities sold under agreements to repurchase	300,000	300,000
Advances from the Federal Home Loan Bank (FHLB)	570,000	670,000
Other borrowings	216,187	216,187
Accounts payable and other liabilities	123,196	118,820
Total liabilities	10,067,381	10,136,212

STOCKHOLDERS' EQUITY
Preferred stock, authorized, 50,000,000 shares:
Non-cumulative Perpetual Monthly Income Preferred Stock:
issued 22,004,000 shares, outstanding 1,444,146 shares, aggregate
liquidation value of $36,104	36,104	36,104
Common stock, $0.10 par value, authorized, 2,000,000,000 shares;
issued, 219,783,062 shares (2016 - 218,700,394 shares issued)	21,978	21,870
Less: Treasury stock (at par value)	(135)	(125)
Common stock outstanding, 218,430,573 shares outstanding (2016 - 217,446,205
shares outstanding)	21,843	21,745
Additional paid-in capital	932,964	931,856
Retained earnings, includes legal surplus reserve of $52,436	855,800	830,928
Accumulated other comprehensive loss, net of tax of $7,752	(23,694)	(34,390)
Total stockholders' equity	1,823,017	1,786,243
Total liabilities and stockholders' equity	$11,890,398	$11,922,455

The accompanying notes are an integral part of these statements.

FIRST BANCORP.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Quarter Ended
	March 31, 2017	March 31, 2016
(In thousands, except per share information)
Interest and dividend income:
Loans	$131,442	$137,033
Investment securities	13,302	12,725
Money market investments	484	1,073
Total interest income	145,228	150,831
Interest expense:
Deposits	15,972	17,257
Securities sold under agreements to repurchase	2,623	5,476
Advances from FHLB	2,122	1,471
Other borrowings	1,962	1,979
Total interest expense	22,679	26,183
Net interest income	122,549	124,648
Provision for loan and lease losses	25,442	21,053
Net interest income after provision for loan and lease losses	97,107	103,595
Non-interest income:
Service charges and fees on deposit accounts	5,790	5,800
Mortgage banking activities	3,616	4,753
Net gain on sale of investments	-	8
Other-than-temporary impairment (OTTI) losses on available-for-sale debt securities:
Total other-than-temporary impairment losses	(12,231)	(1,845)
Portion of other-than-temporary impairment
recognized in other comprehensive income (OCI)	-	(4,842)
Net impairment losses on available-for-sale debt securities	(12,231)	(6,687)
Gain on early extinguishment of debt	-	4,217
Insurance commission income	3,587	3,269
Other non-interest income	7,481	7,109
Total non-interest income	8,243	18,469
Non-interest expenses:
Employees' compensation and benefits	38,653	38,435
Occupancy and equipment	14,088	14,183
Business promotion	3,281	4,003
Professional fees	10,956	10,776
Taxes, other than income taxes	3,676	3,792
Insurance and supervisory fees	4,909	7,343
Net loss on other real estate owned (OREO) and OREO operations	4,076	3,206
Credit and debit card processing expenses	2,831	3,282
Communications	1,543	1,808
Other non-interest expenses	3,869	6,169
Total non-interest expenses	87,882	92,997

Income before income taxes	17,468	29,067

Income tax benefit (expense)	8,073	(5,723)

Net income	$25,541	$23,344

Net income attributable to common stockholders	$24,872	$23,344

Net income per common share:

Basic	$0.12	$0.11
Diluted	$0.11	$0.11
Dividends declared per common share	$-	$-

The accompanying notes are an integral part of these statements.

FIRST BANCORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Quarter Ended
	March 31,	March 31,
	2017	2016
(In thousands)

Net income	$25,541	$23,344

Available-for-sale debt securities on which an other-than-temporary impairment has been recognized:
Unrealized loss on debt securities on which an
other-than-temporary impairment has been recognized	(2,930)	(998)
Reclassification adjustment for other-than-temporary impairment
on debt securities included in net income	12,231	6,687
All other unrealized gains and losses on available-for-sale securities:
Reclassification adjustments for net gain included in net income	-	(8)
All other unrealized holding gains on available-for-sale securities arising during the period	1,395	24,710
Other comprehensive income for the period	10,696	30,391
Total comprehensive income	$36,237	$53,735

The accompanying notes are an integral part of these statements.

FIRST BANCORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Quarter Ended
	March 31, 2017	March 31, 2016
(In thousands)
Cash flows from operating activities:
Net income	$25,541	$23,344
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,141	4,588
Amortization of intangible assets	1,121	1,214
Provision for loan and lease losses	25,442	21,053
Deferred income tax (benefit) expense	(6,016)	3,635
Stock-based compensation	1,734	1,557
Gain on sales of investments	-	(8)
Other-than-temporary impairments on debt securities	12,231	6,687
Gain on early extinguishment of debt	-	(4,217)
Unrealized loss on derivative instruments	57	153
Loss on sales of premises and equipment and other assets	9	-
Net gain on sales of loans	(1,472)	(2,488)
Net amortization/accretion of premiums, discounts, and deferred loan fees and costs	(2,031)	(2,343)
Originations and purchases of loans held for sale	(81,389)	(107,034)
Sales and repayments of loans held for sale	86,924	108,615
Amortization of broker placement fees	527	858
Net amortization/accretion of premium and discounts on investment securities	461	447
Decrease in accrued interest receivable	3,413	3,806
Increase in accrued interest payable	174	2,257
Decrease in other assets	5,419	3,320
Increase (decrease) in other liabilities	8,517	(11,167)
Net cash provided by operating activities	84,803	54,277

Cash flows from investing activities:
Principal collected on loans	669,615	735,660
Loans originated and purchased	(704,175)	(627,105)
Proceeds from sales of loans held for investment	53,245	-
Proceeds from sales of repossessed assets	12,159	12,375
Proceeds from sales of available-for-sale securities	-	14,990
Purchases of available-for-sale securities	(5,003)	(62,770)
Proceeds from principal repayments and maturities of available-for-sale securities	53,830	62,418
Proceeds from principal repayments and maturities of held-to-maturity securities	141	141
Additions to premises and equipment	(2,840)	(3,006)
Proceeds from sale of premises and equipment and other assets	637	-
Net redemptions (purchases) of other equity securities	4,500	(141)
Purchase of insurance contracts	-	(1,067)
Net cash provided by investing activities	82,109	131,495

Cash flows from financing activities:
Net increase in deposits	58,722	95,879
Net FHLB advances paid	(100,000)	-
Dividends paid on preferred stock	(669)	-
Repurchase of outstanding common stock	(528)	(259)
Repayment of junior subordinated debentures	-	(7,025)
Net cash (used in) provided by financing activities	(42,475)	88,595
Net increase in cash and cash equivalents	124,437	274,367
Cash and cash equivalents at beginning of period	299,685	752,458
Cash and cash equivalents at end of period	$424,122	$1,026,825

Cash and cash equivalents include:
Cash and due from banks	$414,034	$813,732
Money market instruments	10,088	213,093
	$424,122	$1,026,825

The accompanying notes are an integral part of these statements.

FIRST BANCORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

	Quarter Ended
	March 31,	March 31,
	2017	2016
(In thousands)

Preferred Stock	$36,104	$36,104

Common Stock outstanding:
Balance at beginning of period	21,745	21,509
Common stock issued as compensation	14	25
Common stock withheld for taxes	(11)	(12)
Restricted stock grants	95	179
Balance at end of period	21,843	21,701

Additional Paid-In-Capital:
Balance at beginning of period	931,856	926,348
Stock-based compensation	1,734	1,557
Common stock withheld for taxes	(517)	(247)
Restricted stock grants	(95)	(179)
Common stock issued as compensation	(14)	(25)
Balance at end of period	932,964	927,454

Retained Earnings:
Balance at beginning of period	830,928	737,922
Net income	25,541	23,344
Dividends on preferred stock	(669)	-
Balance at end of period	855,800	761,266

Accumulated Other Comprehensive Income (Loss), net of tax:
Balance at beginning of period	(34,390)	(27,749)
Other comprehensive income, net of tax	10,696	30,391
Balance at end of period	(23,694)	2,642

Total stockholders' equity	$1,823,017	$1,749,167

The accompanying notes are an integral part of these statements.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The Consolidated Financial Statements (unaudited) of First BanCorp. (the “Corporation”) have been prepared in conformity with the accounting policies stated in the Corporation’s Audited Consolidated Financial Statements included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2016. Certain information and note disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted from these statements pursuant to the rules and regulations of the SEC and, accordingly, these financial statements should be read  in conjunction with the Audited Consolidated Financial Statements of the Corporation for the year ended December 31, 2016, which are included in the Corporation’s 2016 Annual Report on Form 10-K. All adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the statement of financial position, results of operations and cash flows for the interim periods have been reflected. All significant intercompany accounts and transactions have been eliminated in consolidation.

The results of operations for the quarter ended March 31, 2017 are not necessarily indicative of the results to be expected for the entire year.

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

In March 2016, the FASB updated the Codification to require an equity method investor to add the cost of acquiring an additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. Therefore, upon qualifying for the equity method of accounting, no retroactive adjustment of the investment is required. Also, this Update requires that an entity that has an available-for sale equity security that becomes qualified for the equity method of accounting recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method. The amendments in this Update are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The amendments should be applied prospectively upon their effective date to increases in the level of ownership interest or degree of influence that result in the adoption of the equity method. Early application is permitted. The adoption of this guidance during the first quarter of 2017 did not have an impact on the Corporation’s consolidated financial statements.

   In October 2016, the FASB updated the Codification to modify the criteria used by a reporting entity when determining if it is the primary beneficiary of a variable interest entity (“VIE”) when the entities are under common control and the reporting entity has indirect interests in the VIE through related parties. If the reporting entity meets the first criteria in that it has the power to direct the activities of the VIE that are most significant to its economic performance, it is required to consider all interests held indirectly through related entities on a proportionate basis in determining if it meets the second criterion, that is, the obligation to absorb losses of the VIE, or the right to receive benefits from it that are potentially significant to the VIE. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The adoption of this guidance did not have an impact on the Corporation’s consolidated financial statements.

     In March 2017, the FASB updated the Codification to shorten the amortization period for certain purchased callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. With respect to securities held at a discount, the amendments do not require an accounting change; thus, the discount continues to be amortized to maturity. Under current GAAP, premiums and discounts on callable debt securities generally are amortized to the maturity date. An entity must have a large number of similar loans to consider estimates of future principal prepayments when applying the interest method. However, an entity that holds an individual callable debt security at a premium may not amortize that premium to the earliest call date. If that callable debt security is subsequently called, the entity records a loss equal to the unamortized premium. The amendments in this Update more closely align the amortization period of premiums and discounts to expectations incorporated in market pricing on the underlying securities. In most cases, market participants price securities to the call date that produces the worst yield when the coupon is above current market rates (that is, the security is trading at a premium) and price securities to maturity when the coupon is below market rates (that is, the security is trading at a discount) in anticipation that the borrower will act in its economic best interest. As a result, the amendments more closely align interest income recorded on bonds held at a premium or a discount with the economics of the underlying instrument. For public business entities, the amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Corporation is currently evaluating the impact of the adoption of this guidance, if any, on its consolidated financial statements.

NOTE 2 – EARNINGS PER COMMON SHARE

The calculations of earnings per common share for the quarters ended on March 31, 2017 and 2016 are as follows:

	Quarter Ended
	March 31,	March 31,
	2017	2016
(In thousands, except per share information)
Net income	$25,541	$23,344
Less: Preferred stock dividends	(669)	-
Net income attributable to common stockholders	$24,872	$23,344

Weighted-Average Shares:
Average common shares outstanding	213,340	212,348
Average potential dilutive common shares	4,033	926
Average common shares outstanding-assuming dilution	217,373	213,274

Earnings per common share:
Basic	$0.12	$0.11
Diluted	$0.11	$0.11

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

Potential common shares consist of common stock issuable under the assumed exercise of stock options, unvested shares of restricted stock, and outstanding warrants using the treasury stock method. This method assumes that the potential common shares are issued and the proceeds from the exercise, in addition to the amount of compensation cost attributable to future services, are used to purchase common stock at the exercise date. The difference between the numbers of potential shares issued and the shares purchased is added as incremental shares to the actual number of shares outstanding to compute diluted earnings per share. Stock options, unvested shares of restricted stock, and outstanding warrants that result in lower potential shares issued than shares purchased under the treasury stock method are not included in the computation of dilutive earnings per share since their inclusion would have an antidilutive effect on earnings per share. There were no stock options outstanding as of March 31, 2017.  Stock options not included in the computation of outstanding shares because they were antidilutive amounted to 39,855 as of March 31, 2016.

NOTE 3 – STOCK-BASED COMPENSATION

As of January 21, 2007, the Corporation’s 1997 stock option plan expired and no additional awards could be granted under that plan.  All outstanding awards granted under this plan continued in full force and effect since then, subject to their original terms. No awards of shares could be granted under the 1997 stock option plan as of its expiration. During the first quarter of 2017, all of the remaining outstanding awards granted under the 1997 stock option plan expired.

The activity of stock options granted under the 1997 stock option plan for the quarter ended March 31, 2017 is set forth below:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)

Beginning of period outstanding
and exercisable	34,989	$138.00
Options expired	(34,989)	138.00
End of period outstanding and
exercisable	-	$-	-	$-

   On May 24, 2016, the Corporation’s stockholders approved the amendment and restatement of the First BanCorp. Omnibus Incentive Plan, as amended (the “Omnibus Plan”), to, among other things, increase the number of shares of common stock reserved for issuance under the Omnibus Plan, to extend the term of the Omnibus Plan to May 24, 2026 and to re-approve the material terms of the performance goals under the Omnibus Plan for purpose of Section 162 (m) of the U.S. Internal Revenue Code of 1986, as amended. The Omnibus Plan provides for equity-based compensation incentives (the “awards”) through the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, cash-based awards and other stock-based awards.  The Omnibus Plan authorizes the issuance of up to 14,169,807 shares of common stock, subject to adjustments for stock splits, reorganizations, and other similar events. As of March 31, 2017, 5,746,508 shares of common stock were available for issuance under the omnibus plan. The Corporation’s Board of Directors, upon receiving the relevant recommendation of the Corporation’s Compensation Committee, has the power and authority to determine those eligible to receive awards and to establish the terms and conditions of any awards, subject to various limits and vesting restrictions that apply to individual and aggregate awards.

    Under the Omnibus Plan, during the first quarter of 2017, the Corporation awarded 3,644 shares of restricted stock that are subject to a one year vesting period to a new independent director appointed in the first quarter. In addition, during the first quarter of 2017, the Corporation awarded 949,332 shares of restricted stock to employees subject to a vesting period of two years. Included in those 949,332 shares of restricted stock are 838,332 shares granted to certain senior officers consistent with the requirements of the Troubled Asset Relief Program (“TARP”) Interim Final Rule, which permit TARP recipients to grant “long-term restricted stock” without violating the prohibition on paying or accruing a bonus payment provided that: (i) the value of the grant may not exceed one-third of the amount of the employee’s annual compensation, (ii) no portion of the grant may vest before two years after the grant date, and (iii) the grant must be subject to a further restriction on transfer or payment as described below. Specifically, the stock that has otherwise vested may not become transferable at any time earlier than as permitted under the schedule set forth by TARP, which is based on the repayment in 25% increments of the aggregate financial assistance received from the U.S. Treasury. Hence, notwithstanding the vesting period mentioned above, the senior officers covered by TARP are restricted from transferring the shares. The U.S. Treasury confirmed that, effective March 2014, it has recovered more than 25% of its investment in First BanCorp. Therefore, the restrictions on transfer relating to 25% of certain shares granted under TARP requirements have been released.

     The fair value of the shares of restricted stock granted in the first quarter of 2017 was based on the market price of the Corporation’s outstanding common stock on the date of the grant. For the 838,332 shares of restricted stock granted under TARP requirements, the market price was discounted due to TARP transferability restrictions. For purposes of determining the awards’ fair value, the Corporation considered the recent stock price trends and assumed that the U.S. Treasury would hold the common stock of the Corporation that it currently owns for a period not to exceed two years, resulting in a fair value of $2.71 for each share of restricted stock granted under TARP requirements. Also, the Corporation used empirical data to estimate employee terminations; separate groups of employees that have similar historical exercise behavior were considered separately for valuation purposes.

   The following table summarizes the restricted stock activity in the first quarter of 2017 under the Omnibus Plan for both executive officers covered by TARP requirements and other employees as well as for the independent directors:

	Quarter Ended
	March 31, 2017
	Number of
	shares of	Weighted-Average
	restricted	Grant Date
	stock	Fair Value

Non-vested shares at beginning of period	4,178,791	$2.58
Granted	952,976	3.04
Forfeited	(6,000)	4.42
Vested (1)	(293,019)	4.40
Non-vested shares at March 31, 2017	4,832,748	$2.90

(1)	Includes 153,864 shares of restricted stock released from TARP restrictions.

    For the each of the quarters ended March 31, 2017 and 2016, the Corporation recognized $0.9 million of stock-based compensation expense related to restricted stock awards. As of March 31, 2017, there was $5.4 million of total unrecognized compensation cost related to non-vested shares of restricted stock. The weighted average period over which the Corporation expects to recognize such cost is 1.6 years.

   During the first quarter of 2016, the Corporation awarded 1,785,137 shares of restricted stock to employees subject to a vesting period of two years. Included in those 1,785,137 shares of restricted stock are 1,546,137 shares granted to certain senior officers consistent with the requirements of TARP. The employees covered by TARP are restricted from transferring the shares, subject to certain conditions as explained above.

    The fair value of the shares of restricted stock granted in the first quarter of 2016 was based on the market price of the Corporation’s outstanding common stock on the date of the grant. For the 1,546,137 shares of restricted stock granted under TARP requirements, the market price was discounted due to the post-vesting restrictions. For purposes of computing the discount, the Corporation estimated an appreciation of 14% in the value of the common stock using the Capital Asset Pricing Model as a basis of what would be a market participant’s expected return on the Corporation’s stock and assumed that the U.S. Treasury would hold the common stock of the Corporation that it owned as of the date of the grants for a period not to exceed two years, resulting in a fair value of $1.43 for restricted shares granted under TARP requirements.

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

   Also, under the Omnibus Plan, effective April 1, 2013, the Corporation’s Board of Directors determined to increase the salary amounts paid to certain executive officers primarily by paying the increased salary amounts in the form of shares of the Corporation’s common stock, instead of cash. During the first quarter of 2017, the Corporation issued 135,692 shares of common stock (first quarter of 2016 – 252,841 shares) with a weighted average market value of $6.31 (first quarter of 2016 - $2.70) as salary stock compensation. This resulted in a compensation expense of $0.8 million recorded in the first quarter of 2017 (first quarter of 2016 - $0.7 million).

    For the quarter ended March 31, 2017, the Corporation withheld 45,710 shares (first quarter of 2016 – 79,954 shares) from the common stock paid to certain senior officers as additional compensation and 52,590 shares of the restricted stock that vested during the first quarter of 2017 (first quarter of 2016 – 35,167 shares) to cover employees’ payroll and income tax withholding liabilities; these shares are held as treasury shares. The Corporation paid any fractional share of salary stock that the officer was entitled to in cash. In the consolidated financial statements, the Corporation treats shares withheld for tax purposes as common stock repurchases.

NOTE 4 – INVESTMENT SECURITIES

Investment Securities Available for Sale

The amortized cost, non-credit loss component of other-than-temporary impairment (“OTTI”) recorded in other comprehensive income (“OCI”), gross unrealized gains and losses recorded in OCI, approximate fair value, and weighted-average yield of investment securities available for sale by contractual maturities as of March 31, 2017 and December 31, 2016 were as follows:

	March 31, 2017
	Amortized cost	Noncredit Loss Component of OTTI Recorded in OCI	Gross		Fair value	Weighted-average yield%
			Unrealized
			gains	losses
(Dollars in thousands)

U.S. Treasury securities:
Due within one year	$7,502	$-	$-	$1	$7,501	0.57

Obligations of U.S.
government-sponsored
agencies:
Due within one year	50,000	-	-	31	49,969	1.05
After 1 to 5 years	390,440	-	108	2,549	387,999	1.37
After 5 to 10 years	16,943	-	13	258	16,698	1.95
After 10 years	43,345	-	4	188	43,161	1.36

Puerto Rico-government
obligations:
After 1 to 5 years	10,126	3,776	-	-	6,350	-
After 10 years	21,059	1,902	58	1,874	17,341	1.89

United States and Puerto
Rico government
obligations	539,415	5,678	183	4,901	529,019	1.34
Mortgage-backed securities:
FHLMC certificates:
After 5 to 10 years	22,867	-	78	-	22,945	2.15
After 10 years	286,682	-	360	5,304	281,738	2.16
	309,549	-	438	5,304	304,683	2.16

GNMA certificates:
After 1 to 5 years	76	-	2	-	78	3.83
After 5 to 10 years	86,431	-	1,728	-	88,159	3.06
After 10 years	118,596	-	8,589	-	127,185	4.36
	205,103	-	10,319	-	215,422	3.81
FNMA certificates:
Due within one year	98	-	1	-	99	4.48
After 1 to 5 years	20,404	-	476	-	20,880	2.36
After 5 to 10 years	19,785	-	-	257	19,528	2.01
After 10 years	668,295	-	4,680	8,558	664,417	2.36
	708,582	-	5,157	8,815	704,924	2.35
Collateralized mortgage obligations
guaranteed by the FHLMC
and GNMA
After 5 to 10 years	19,358	-	48	-	19,406	1.63
After 10 years	38,697	-	30	19	38,708	1.65
	58,055	-	78	19	58,114	1.64

Other mortgage pass-through
trust certificates:
After 10 years	26,701	7,393	-	-	19,308	2.41
Total mortgage-backed
securities	1,307,990	7,393	15,992	14,138	1,302,451	2.50

Other
After 1 to 5 years	100	-	-	-	100	1.50

Equity securities (1)	417	-	-	6	411	2.08

Total investment securities
available for sale	$1,847,922	$13,071	$16,175	$19,045	$1,831,981	2.15

(1)	Equity securities consisted of investment in a Community Reinvestment Act Qualified Investment Fund.

	December 31, 2016
	Amortized cost	Noncredit Loss Component of OTTI Recorded in OCI	Gross		Fair value	Weighted-average yield%
			Unrealized
			gains	losses
(Dollars in thousands)

U.S. Treasury securities:
Due within one year	$7,508	$-	$1	$-	$7,509	0.57

Obligations of U.S.
government-sponsored
agencies:
After 1 to 5 years	440,438	-	142	2,912	437,668	1.33
After 5 to 10 years	16,942	-	9	256	16,695	1.91
After 10 years	44,145	-	8	166	43,987	1.12

Puerto Rico government
obligations:
After 1 to 5 years	21,422	12,222	-	-	9,200	-
After 10 years	21,245	2,028	73	1,662	17,628	1.86

United States and Puerto
Rico government
obligations	551,700	14,250	233	4,996	532,687	1.29

Mortgage-backed securities:
FHLMC certificates:
After 5 to 10 years	5,908	-	72	-	5,980	2.25
After 10 years	314,906	-	261	5,827	309,340	2.17
	320,814	-	333	5,827	315,320	2.17

GNMA certificates:
After 1 to 5 years	83	-	3	-	86	3.82
After 5 to 10 years	91,744	-	1,635	92	93,287	3.06
After 10 years	123,548	-	9,706	-	133,254	4.36
	215,375	-	11,344	92	226,627	3.81
FNMA certificates:
Due within one year	152	-	2	-	154	4.71
After 1 to 5 years	24,409	-	435	-	24,844	2.18
After 5 to 10 years	17,181	-	-	261	16,920	1.87
After 10 years	690,625	-	4,136	9,406	685,355	2.35
	732,367	-	4,573	9,667	727,273	2.33
Collateralized mortgage
obligations issued or
guaranteed by the FHLMC
and GNMA:
After 1 to 5 years	19,851	-	4	31	19,824	1.42
After 10 years	39,120	-	-	132	38,988	1.44
	58,971	-	4	163	58,812	1.43

Other mortgage pass-through
trust certificates:
After 10 years	28,815	8,122	-	-	20,693	2.40
Total mortgage-backed
securities	1,356,342	8,122	16,254	15,749	1,348,725	2.49

Other
After 1 to 5 years	100	-	-	-	100	1.50

Equity Securities (1)	415	-	-	7	408	2.44

Total investment securities
available for sale	$1,908,557	$22,372	$16,487	$20,752	$1,881,920	2.14

(1)		Equity securities consisted of investment in a Community Reinvestment Act Qualified Investment Fund.

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

The following tables show the Corporation’s available-for-sale investments’ fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of March 31, 2017 and December 31, 2016. The tables also include debt securities for which an OTTI was recognized and only the amount related to a credit loss was recognized in earnings. For unrealized losses for which OTTI was recognized, the related credit loss was charged against the amortized cost basis of the debt security.

	As of March 31, 2017
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
(In thousands)
Debt securities:
Puerto Rico-government obligations	$-	$-	$19,506	$7,552	$19,506	$7,552
U.S. Treasury and U.S. government agencies
obligations	477,100	2,988	6,586	39	483,686	3,027
Mortgage-backed securities:
FNMA	530,249	8,815	-	-	530,249	8,815
FHLMC	236,864	5,304	-	-	236,864	5,304
Collateralized mortgage
obligations issued or
guaranteed by FHLMC and GNMA	19,102	19	-	-	19,102	19
Other mortgage pass-through
trust certificates	-	-	19,308	7,393	19,308	7,393
Equity securities	411	6	-	-	411	6
	$1,263,726	$17,132	$45,400	$14,984	$1,309,126	$32,116

	As of December 31, 2016
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
(In thousands)
Debt securities:
Puerto Rico-government obligations	$-	$-	$22,609	$15,912	$22,609	$15,912
U.S. Treasury and U.S. government agencies
obligations	469,046	3,334	-	-	469,046	3,334
Mortgage-backed securities:
FNMA	519,008	9,667	-	-	519,008	9,667
FHLMC	244,839	5,827	-	-	244,839	5,827
GNMA	43,388	92	-	-	43,388	92
Collateralized mortgage
obligations issued or
guaranteed by FHLMC and GNMA	55,309	163	-	-	55,309	163
Other mortgage pass-through
trust certificates	-	-	20,693	8,122	20,693	8,122
Equity securities	408	7	-	-	408	7
	$1,331,998	$19,090	$43,302	$24,034	$1,375,300	$43,124

Assessment for OTTI

Debt securities issued by U.S. government agencies, U.S. government-sponsored entities, and the U.S. Treasury accounted for approximately 98% of the total available-for-sale portfolio as of March 31, 2017 and no credit losses are expected, given the explicit and implicit guarantees provided by the U.S. federal government.  The Corporation’s OTTI assessment was concentrated mainly on Puerto Rico government debt securities, with an amortized cost of $31.2 million, and on private label mortgage-backed securities (“MBS”) with an amortized cost of $26.7 million, for which credit losses are evaluated on a quarterly basis.  The Corporation considered the following factors in determining whether a credit loss exists and the period over which the debt security is expected to recover:

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

•         The level of cash flows generated from the underlying collateral, if any, supporting the principal and interest payments of the debt securities.

The Corporation recorded OTTI losses on available-for-sale debt securities as follows:

	Quarter ended March 31,
	2017	2016
(In thousands)
Total other-than-temporary impairment losses	$(12,231)	$(1,845)
Portion of other-than-temporary impairment recognized in OCI	-	(4,842)
Net impairment losses recognized in earnings (1)	$(12,231)	$(6,687)
_________

(1) For the quarters ended March 31, 2017 and 2016, approximately $12.2 million and $6.3 million, respectively, of the credit impairment recognized in earnings consisted of credit losses on Puerto Rico government debt securities. For the quarter ended March 31, 2016, $0.4 million of the credit impairment recognized was associated with credit losses on private label MBS.

The following tables summarize the roll-forward of credit losses on debt securities held by the Corporation for which a portion of an OTTI is recognized in OCI:

	Cumulative OTTI credit losses recognized in earnings on securities still held

		Credit impairments
	December 31,	recognized in earnings on	March 31,
	2016	securities that have been	2017
	Balance	previously impaired	Balance
(In thousands)
Available-for-sale securities
Puerto Rico government obligations	$22,189	$12,231	$34,420
Private label MBS	6,792	-	6,792
Total OTTI credit losses for available-for-sale
debt securities	$28,981	$12,231	$41,212

	Cumulative OTTI credit losses recognized in earnings on securities still held
		Credit impairments
	December 31,	recognized in earnings on	March 31,
	2015	securities that have been	2016
	Balance	previously impaired	Balance
(In thousands)
Available for sale securities
Puerto Rico government obligations	$15,889	$6,300	$22,189
Private label MBS	6,405	$387	6,792
Total OTTI credit losses for available-for-sale
debt securities	$22,294	$6,687	$28,981

During the first quarter of 2017, the Corporation recorded a $12.2 million OTTI charge on three Puerto Rico-government debt securities held by the Corporation as part of its available-for-sale securities portfolio, specifically bonds of the GDB maturing on February 1, 2019 and the Puerto Rico Public Buildings Authority maturing on July 1, 2028.

   During the first quarter of 2017, the Corporation considered revised estimates of recovery rates based on the latest available information about the Puerto Rico government’s financial condition, including the downgrade of credit ratings, and the revised fiscal plan published by the Puerto Rico government in March 2017. The Corporation applied a discounted cash flow analysis to its Puerto Rico government debt securities in order to calculate the cash flows expected to be collected and to determine if any portion of the decline in market value of these securities was considered a credit-related other-than-temporary impairment.  The analysis derives an estimate of value based on the present value of risk-adjusted cash flows of the underlying securities and included the following components:

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

The discounted risk-adjusted cash flow analysis for the three Puerto Rico government bonds mentioned above assumed a default probability of 100%, as these three bonds already defaulted on contractual payments during 2016. Based on this analysis, the Corporation determined that it is unlikely to receive all the remaining contractual interest and principal amounts when due on these bonds and recorded, in the first quarter of 2017, other-than-temporary credit-related impairment charges amounting to $12.2 million, assuming recovery rates ranging from 15% to 80% (weighted average of 41%).  These bonds have been classified as non-performing assets since the third quarter of 2016.  As of March 31, 2017, the amortized cost of these bonds was $23.2 million ($10.1 million of GDB bonds and $13.1 million of Puerto Rico Public Buildings Authority bonds), net of $34.4 million in cumulative other-than-temporary credit impairment charges, recorded at their aggregate fair value of $17.5 million ($6.4 million of GDB bonds and $11.2 million of Puerto Rico Public Buildings Authority bonds).

The Corporation does not have the intention to sell these securities and has sufficient capital and liquidity to hold these securities until a recovery of the fair value occurs; as such, only the credit loss component was reflected in earnings. Given the significant and prolonged uncertainty of a debt restructuring process, and the recently approved GDB’s fiscal plan that would wind down the GDB’s operations over 10 years, the Corporation cannot be certain that future impairment charges will not be required against these securities.

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

Based on the expected cash flows, and since the Corporation does not have the intention to sell the securities and has sufficient capital and liquidity to hold these securities until a recovery of the fair value occurs, only the credit loss component was reflected in earnings.  Significant assumptions in the valuation of the private label MBS were as follows:

	As of		As of
	March 31, 2017		December 31, 2016
	Weighted		Weighted
	Average	Range	Average	Range

Discount rate	14.4%	14.4%	14.1%	12-88% - 14.43%
Prepayment rate	13.6%	8.80% - 17.50%	13.8%	6.5% - 22.5%
Projected Cumulative Loss Rate	4%	0.1% - 7.2%	4%	0.2% - 8.6%

  Investments Held to Maturity

The amortized cost, gross unrealized gains and losses, approximate fair value, weighted-average yield and contractual maturities of investment securities held to maturity as of March 31, 2017 and December 31, 2016 were as follows:

	March 31, 2017
	Amortized cost			Fair value	Weighted-average yield%
		Gross Unrealized
		gains	losses

Puerto Rico Municipal Bonds:
After 1 to 5 years	$4,108	$-	$116	$3,992	5.38
After 5 to 10 years	7,627	-	481	7,146	4.18
After 10 years	144,314	-	18,838	125,476	4.84
Total investment securities
held to maturity	$156,049	$-	$19,435	$136,614	4.82

	December 31, 2016
	Amortized cost			Fair value	Weighted average-yield%
		Gross Unrealized
		gains	losses

Puerto Rico Municipal Bonds:
After 1 to 5 years	$1,136	$-	$20	$1,116	5.38
After 5 to 10 years	10,741	-	718	10,023	4.47
After 10 years	144,313	-	22,693	121,620	4.74
Total investment securities
held to maturity	$156,190	$-	$23,431	$132,759	4.73

The following tables show the Corporation’s held-to-maturity investments’ fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of March 31, 2017 and December 31, 2016:

As of March 31, 2017
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
(In thousands)
Debt securities:
Puerto Rico Municipal Bonds	$-	$-	$136,614	$19,435	$136,614	$19,435

As of December 31, 2016
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
(In thousands)
Debt securities:
Puerto Rico Municipal Bonds	$-	$-	$132,759	$23,431	$132,759	$23,431

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

    Based on the quarterly analysis performed and the circumstances discussed above, management concluded that the unrealized loss is attributable to the time value of money and liquidity assumptions and no individual municipal bond was other-than-temporarily impaired as of March 31, 2017.

    Approximately 87% of the held-to-maturity municipal bonds were issued by five of the largest municipalities in Puerto Rico (San Juan, Carolina, Bayamon, Mayaguez and Guaynabo). These obligations typically are not issued in bearer form, nor are they registered with the SEC and are not rated by external credit agencies. The vast majority of these municipalities’ revenues are independent of the Puerto Rico central government. In most cases, these bonds have priority over the payment of operating costs and expenses of the municipality, which are required by law to levy special property taxes in such amounts as are required for the payment of all of their respective general obligation bonds and loans. The PROMESA oversight board has not designated any of the Commonwealth’s 78 municipalities as covered entities under PROMESA. However, while the revised fiscal plan submitted by the Puerto Rico government did not contemplate a restructuring of the debt of Puerto Rico’s municipalities, the plan did call for the gradual elimination of budgetary subsidies provided to municipalities. Furthermore, municipalities are also likely to be affected by the negative economic and other effects resulting from expense, revenue or cash management measures taken to address the Puerto Rico Government’s fiscal and liquidity shortfalls, or measures included in fiscal plans of other government entities, such as the gradual elimination to 0% of the Contribution in Lieu of Taxes (“CILT”) requested by the PROMESA oversight board to be included in the Puerto Rico Electric Power Authority (“PREPA”) fiscal plan. Given the uncertain impact that the negative fiscal situation of the Puerto Rico central government and the measures taken or to be taken by other government entities may have on municipalities, the Corporation cannot be certain if future impairment charges will be required against these securities.

     From time to time, the Corporation has securities held to maturity with an original maturity of three months or less that are considered cash and cash equivalents and classified as money market investments in the consolidated statements of financial condition.  As of March 31, 2017 and December 31, 2016, the Corporation had no outstanding securities held to maturity that were classified as cash and cash equivalents.

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

As of March 31, 2017 and December 31, 2016, the Corporation had investments in FHLB stock with a book value of $36.3 million and $40.8 million, respectively. The net realizable value is a reasonable proxy for the fair value of these instruments. Dividend income from FHLB stock for the quarters ended March 31, 2017 and 2016 was $0.5 million and $0.3 million, respectively.

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

The Corporation has other equity securities that do not have a readily available fair value. The carrying value of such securities as of March 31, 2017 and December 31, 2016 was $2.2 million.

NOTE 6 – LOANS HELD FOR INVESTMENT

The following provides information about the loan portfolio held for investment:

	As of	As of
	March 31,	December 31,
	2017	2016
(In thousands)

Residential mortgage loans, mainly secured by first mortgages	$3,272,598	$3,296,031

Commercial loans:
Construction loans	137,887	124,951
Commercial mortgage loans	1,596,176	1,568,808
Commercial and Industrial loans (1)	2,108,532	2,180,455
Total Commercial loans	3,842,595	3,874,214

Finance leases	237,793	233,335

Consumer loans	1,469,363	1,483,293

Loans held for investment	8,822,349	8,886,873

Allowance for loan and lease losses	(203,231)	(205,603)

Loans held for investment, net	$8,619,118	$8,681,270

__________
(1)

As of March 31, 2017 and December 31, 2016, includes $879.5 million and $853.9 million, respectively, of commercial loans that are secured by real estate but are not dependent upon the real estate for repayment.

Loans held for investment on which accrual of interest income had been discontinued were as follows:
	As of	As of
	March 31,	December 31,
	2017	2016
(In thousands)
Non-performing loans:
Residential mortgage	$154,893	$160,867
Commercial mortgage	174,908	178,696
Commercial and Industrial	77,972	146,599
Construction:
Land	11,018	11,026
Construction-commercial	36,472	36,893
Construction-residential	978	1,933
Consumer:
Auto loans	12,993	14,346
Finance leases	904	1,335
Other consumer loans	7,428	8,399
Total non-performing loans held for investment (1)(2)(3)	$477,566	$560,094

_______________

(1)	As of March 31, 2017 and December 31, 2016, excludes $8.1 million of non-performing loans held for sale.

(2)

Amount excludes purchased-credit impaired ("PCI") loans with a carrying value of approximately $163.1 million and $165.8 million as of March 31, 2017 and December 31, 2016, respectively, primarily mortgage loans acquired from Doral Bank in the first quarter of 2015 and from Doral Financial in the second quarter of 2014, as further discussed below. These loans are not considered non-performing due to the application of the accretion method, under which these loans will accrete interest income over the remaining life of the loans using an estimated cash flow analysis.

(3)

Non-performing loans exclude $385.2 million and $384.9 million of Troubled Debt Restructuring ("TDR") loans that are in compliance with the modified terms and in accrual status as of March 31, 2017 and December 31, 2016, respectively.

Loans in Process of Foreclosure

    As of March 31, 2017, the recorded investment of residential mortgage loans collateralized by residential real estate property that are in the process of foreclosure amounted to $134.9 million. The Corporation commences the foreclosure process on residential real estate loans when a borrower becomes 120 days delinquent in accordance with the guidelines of the Consumer Financial Protection Bureau (CFPB). Foreclosure procedures and timelines vary depending on whether the property is located in a judicial or non-judicial state. Judicial states (Puerto Rico) require the foreclosure to be processed through the state’s court while foreclosure in non-judicial states is processed without court intervention. Foreclosure timelines vary according to state law and investor guidelines. Occasionally foreclosures may be delayed due to mandatory mediations, bankruptcy, court delays and title issues, among other reasons.

The Corporation’s aging of the loans held for investment portfolio is as follows:

As of March 31, 2017
	30-59 Days Past Due	60-89 Days Past Due	90 days or more Past Due (1)	Total Past Due	Purchased Credit-Impaired Loans	Current	Total loans held for investment	90 days past due and still accruing
(In thousands)
Residential mortgage:
FHA/VA and other government-guaranteed
loans (2)(3)(4)	$-	$5,643	$71,661	$77,304	$-	$44,085	$121,389	$71,661
Other residential mortgage loans (4)	-	87,576	172,283	259,859	158,940	2,732,410	3,151,209	17,390
Commercial:
Commercial and Industrial loans	10,408	120	96,381	106,909	-	2,001,623	2,108,532	18,409
Commercial mortgage loans (4)	-	8,915	179,050	187,965	4,160	1,404,051	1,596,176	4,142
Construction:
Land (4)	-	163	11,492	11,655	-	19,452	31,107	474
Construction-commercial	-	-	36,472	36,472	-	58,004	94,476	-
Construction-residential	-	-	978	978	-	11,326	12,304	-
Consumer:
Auto loans	49,936	11,005	12,993	73,934	-	768,425	842,359	-
Finance leases	7,833	1,200	904	9,937	-	227,856	237,793	-
Other consumer loans	7,933	4,778	11,227	23,938	-	603,066	627,004	3,799
Total loans held for investment	$76,110	$119,400	$593,441	$788,951	$163,100	$7,870,298	$8,822,349	$115,875
_____________
(1)

Includes non-performing loans and accruing loans that are contractually delinquent 90 days or more (i.e., FHA/VA guaranteed loans and credit cards). Credit card loans continue to accrue finance charges and fees until charged-off at 180 days.

(2)

It is the Corporation's policy to report delinquent residential mortgage loans insured by the FHA or guaranteed by the VA as past-due loans 90 days and still accruing as opposed to non-performing loans since the  principal repayment is insured. These balances include $31.0 million of residential mortgage loans insured by the FHA or guaranteed by the VA that are over 15 months delinquent, and are no longer accruing interest as of March 31, 2017.

(3)

As of March 31, 2017, includes $39.4 million of defaulted loans collateralizing Government National Mortgage Association ("GNMA") securities for which the Corporation has an unconditional option (but not an obligation) to repurchase the defaulted loans.

(4)

According to the Corporation's delinquency policy and consistent with the instructions for the preparation of the Consolidated Financial Statements for Bank Holding Companies (FR Y-9C) required by the  Federal Reserve Board, residential mortgage, commercial mortgage, and construction loans are considered past due when the borrower is in arrears two or more monthly payments. FHA/VA and other government-guaranteed loans, other residential mortgage loans, commercial mortgage loans, and land loans past due 30-59 days as of March 31, 2017 amounted to $8.0 million, $124.3 million, $20.4 million and $0.2 million, respectively.

As of December 31, 2016
	30-59 Days Past Due	60-89 Days Past Due	90 days or more Past Due (1)	Total Past Due	Purchased Credit- Impaired Loans	Current	Total loans held for investment	90 days past due and still accruing
(In thousands)
Residential mortgage:
FHA/VA and other government-guaranteed
loans (2)(3)(4)	$-	$5,179	$77,052	$82,231	$-	$44,627	$126,858	$77,052
Other residential mortgage loans (4)	-	94,004	177,568	271,572	162,676	2,734,925	3,169,173	16,701
Commercial:
Commercial and Industrial loans	14,195	3,724	151,967	169,886	-	2,010,569	2,180,455	5,368
Commercial mortgage loans (4)	-	4,534	181,977	186,511	3,142	1,379,155	1,568,808	3,281
Construction:
Land (4)	-	436	11,504	11,940	-	19,826	31,766	478
Construction-commercial	-	-	36,893	36,893	-	40,582	77,475	-
Construction-residential (4)	-	-	1,933	1,933	-	13,777	15,710	-
Consumer:
Auto loans	57,142	13,523	14,346	85,011	-	762,947	847,958	-
Finance leases	7,714	1,671	1,335	10,720	-	222,615	233,335	-
Other consumer loans	7,675	5,254	12,328	25,257	-	610,078	635,335	3,929
Total loans held for investment	$86,726	$128,325	$666,903	$881,954	$165,818	$7,839,101	$8,886,873	$106,809
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

(4)

According to the Corporation's delinquency policy and consistent with the instructions for the preparation of the Consolidated Financial Statements for Bank Holding Companies (FR Y-9C) required by the  Federal Reserve Board, residential mortgage, commercial mortgage, and construction loans are considered past due when the borrower is in arrears two or more monthly payments.  FHA/VA government guaranteed loans, other residential mortgage loans, commercial mortgage loans, land loans and construction-residential loans past due 30-59 days as of December 31, 2016 amounted to $9.9 million, $142.8 million, $4.6 million, $0.7 million and $0.4 million, respectively.

The Corporation’s credit quality indicators by loan type as of March 31, 2017 and December 31, 2016 are summarized below:

	Commercial Credit Exposure-Credit Risk Profile Based on Creditworthiness Category:
	Substandard	Doubtful	Loss	Total Adversely Classified (1)	Total Portfolio
March 31, 2017
(In thousands)
Commercial mortgage	$181,331	$37,808	$-	$219,139	$1,596,176
Construction:
Land	19,289	-	-	19,289	31,107
Construction-commercial	36,472	-	-	36,472	94,476
Construction-residential	978	-	-	978	12,304
Commercial and Industrial	139,846	3,179	-	143,025	2,108,532

	Commercial Credit Exposure-Credit Risk Profile Based on Creditworthiness Category:
	Substandard	Doubtful	Loss	Total Adversely Classified (1)	Total Portfolio
December 31, 2016
(In thousands)
Commercial mortgage	$193,391	$35,416	$-	$228,807	$1,568,808
Construction:
Land	19,345	-	-	19,345	31,766
Construction-commercial	36,893	-	-	36,893	77,475
Construction-residential	1,933	-	-	1,933	15,710
Commercial and Industrial	133,599	67,996	784	202,379	2,180,455
_________
(1)	Excludes $8.1 million as of March 31, 2017 and December 31, 2016 of construction-land non-performing loans held for sale.

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

March 31, 2017	Consumer Credit Exposure-Credit Risk Profile Based on Payment Activity
	Residential Real-Estate		Consumer
	FHA/VA/ Guaranteed (1)	Other residential loans	Auto	Finance Leases	Other Consumer
(In thousands)
Performing	$121,389	$2,837,376	$829,366	$236,889	$619,576
Purchased Credit-Impaired (2)	-	158,940	-	-	-
Non-performing	-	154,893	12,993	904	7,428
Total	$121,389	$3,151,209	$842,359	$237,793	$627,004

(1)

 It is the Corporation's policy to report delinquent residential mortgage loans insured by the FHA or guaranteed by the VA as past-due loans 90 days and still accruing as opposed to non-performing loans since the principal repayment is insured. This balance includes $31.0 million of residential mortgage loans insured by the FHA or guaranteed by the VA, which are over 15 months delinquent, and are no longer accruing interest as of March 31, 2017.

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

The following tables present information about impaired loans, excluding PCI loans, which are reported separately as discussed below:

Impaired Loans

	Recorded Investment	Unpaid Principal Balance	Related Specific Allowance	Average Recorded Investment	Interest Income Recognized On Accrual Basis	Interest Income Recognized On Cash Basis
(In thousands)
As of March 31, 2017
With no related allowance recorded:
FHA/VA-Guaranteed loans	$-	$-	$-	$-	$-	$-
Other residential mortgage loans	57,930	71,190	-	58,720	194	131
Commercial:
Commercial mortgage loans	25,369	29,536	-	25,487	220	87
Commercial and Industrial loans	13,235	23,332	-	13,946	30	-
Construction:
Land	-	-	-	-	-	-
Construction-commercial	-	-	-	-	-	-
Construction-residential	-	-	-	-	-	-
Consumer:
Auto loans	1,339	1,339	-	1,349	9	-
Finance leases	67	67	-	68	-	-
Other consumer loans	3,681	5,476	-	3,781	14	22
	$101,621	$130,940	$-	$103,351	$467	$240
With an allowance recorded:
FHA/VA-Guaranteed loans	$-	$-	$-	$-	$-	$-
Other residential mortgage loans	374,868	424,211	8,551	376,085	4,521	197
Commercial:
Commercial mortgage loans	167,666	196,310	36,638	168,760	220	21
Commercial and Industrial loans	72,824	91,269	12,711	75,079	212	19
Construction:
Land	14,937	20,060	787	14,971	116	12
Construction-commercial	36,472	38,721	1,932	36,683	-	-
Construction-residential	392	551	116	392	-	-
Consumer:
Auto loans	23,587	23,587	3,842	24,294	461	-
Finance leases	2,444	2,444	68	2,559	54	-
Other consumer loans	12,387	12,746	1,666	12,737	349	12
	$705,577	$809,899	$66,311	$711,560	$5,933	$261
Total:
FHA/VA-Guaranteed loans	$-	$-	$-	$-	$-	$-
Other residential mortgage loans	432,798	495,401	8,551	434,805	4,715	328
Commercial:
Commercial mortgage loans	193,035	225,846	36,638	194,247	440	108
Commercial and Industrial loans	86,059	114,601	12,711	89,025	242	19
Construction:
Land	14,937	20,060	787	14,971	116	12
Construction-commercial	36,472	38,721	1,932	36,683	-	-
Construction-residential	392	551	116	392	-	-
Consumer:
Auto loans	24,926	24,926	3,842	25,643	470	-
Finance leases	2,511	2,511	68	2,627	54	-
Other consumer loans	16,068	18,222	1,666	16,518	363	34
	$807,198	$940,839	$66,311	$814,911	$6,400	$501

Impaired Loans

	Recorded Investment	Unpaid Principal Balance	Related Specific Allowance	Average Recorded Investment
(In thousands)
As of December 31, 2016
With no related allowance recorded:
FHA/VA-Guaranteed loans	$-	$-	$-	$-
Other residential mortgage loans	67,996	82,602	-	71,003
Commercial:
Commercial mortgage loans	72,620	91,685	-	80,713
Commercial and Industrial loans	14,656	24,642	-	17,209
Construction:
Land	180	233	-	212
Construction-commercial	-	-	-	-
Construction-residential	956	1,531	-	956
Consumer:
Auto loans	599	599	-	615
Finance leases	94	94	-	95
Other consumer loans	4,516	5,876	-	4,696
	$161,617	$207,262	$-	$175,499
With an allowance recorded:
FHA/VA-Guaranteed loans	$-	$-	$-	$-
Other residential mortgage loans	374,271	423,648	8,633	380,273
Commercial:
Commercial mortgage loans	121,771	133,883	26,172	122,609
Commercial and Industrial loans	138,887	165,399	22,638	149,153
Construction:
Land	14,870	19,918	947	15,589
Construction-commercial	36,893	38,721	324	38,191
Construction-residential	392	551	134	392
Consumer:
Auto loans	24,276	24,276	3,717	26,562
Finance leases	2,553	2,553	71	2,751
Other consumer loans	12,375	12,734	1,785	13,322
	$726,288	$821,683	$64,421	$748,842
Total:
FHA/VA-Guaranteed loans	$-	$-	$-	$-
Other residential mortgage loans	442,267	506,250	8,633	451,276
Commercial:
Commercial mortgage loans	194,391	225,568	26,172	203,322
Commercial and Industrial loans	153,543	190,041	22,638	166,362
Construction:
Land	15,050	20,151	947	15,801
Construction-commercial	36,893	38,721	324	38,191
Construction-residential	1,348	2,082	134	1,348
Consumer:
Auto loans	24,875	24,875	3,717	27,177
Finance leases	2,647	2,647	71	2,846
Other consumer loans	16,891	18,610	1,785	18,018
	$887,905	$1,028,945	$64,421	$924,341

Interest income of approximately $7.4 million ($6.6 million on an accrual basis and $0.8 million on a cash basis) was recognized on impaired loans for the first quarter of 2016.

The following table shows the activity for impaired loans and the related specific reserve during the first quarter of 2017 and 2016:

	Quarter ended
	March 31, 2017	March 31, 2016
Impaired Loans:	(In thousands)
Balance at beginning of period	$887,905	$806,509
Loans determined impaired during the period	19,628	157,984
Charge-offs (1)	(17,404)	(8,352)
Loans sold, net of charge-offs	(53,245)	-
Increases to impaired loans- additional disbursements	541	1,347
Foreclosures	(9,457)	(7,421)
Loans no longer considered impaired	(892)	(20,339)
Paid in full or partial payments	(19,878)	(12,137)
Balance at end of period	$807,198	$917,591

(1) For the first quarter of 2017, includes a charge-off of $10.7 million related to the sale of the PREPA credit line as further discussed below.

	Quarter ended
	March 31, 2017	March 31, 2016
Specific Reserve:	(In thousands)
Balance at beginning of period	$64,421	$52,581
Provision for loan losses	18,862	37,266
Charge-offs	(16,972)	(8,352)
Balance at end of period	$66,311	$81,495

Purchased Credit Impaired Loans (PCI)

   The Corporation acquired PCI loans accounted under ASC 310-30 as part of a transaction that closed on February 27, 2015 in which FirstBank acquired 10 Puerto Rico branches of Doral Bank, and acquired certain assets, including PCI loans, and assumed deposits, through an alliance with Banco Popular of Puerto Rico, that was the successful lead bidder with the FDIC on the failed Doral Bank, as well as other co-bidders. The Corporation also acquired PCI loans in previously completed asset acquisitions that are accounted for under ASC 310-30. These previous transactions include the acquisition from Doral Financial in the second quarter of 2014 of all its rights, title and interest in first and second residential mortgages loans in full satisfaction of secured borrowings owed by such entity to FirstBank.

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

The carrying amounts of PCI loans were as follows:
	As of
	March 31,	December 31,
	2017	2016
(In thousands)
Residential mortgage loans	$158,940	$162,676
Commercial mortgage loans	4,160	3,142
Total PCI loans	$163,100	$165,818
Allowance for loan losses	(6,857)	(6,857)
Total PCI loans, net of allowance for loan losses	$156,243	$158,961

The following tables present PCI loans by past due status as of March 31, 2017 and December 31, 2016:

As of March 31, 2017	30-59 Days	60-89 Days	90 days or more	Total Past Due		Total PCI loans
					Current
(In thousands)
Residential mortgage loans	$-	$12,314	$26,106	$38,420	$120,520	$158,940
Commercial mortgage loans	-	-	1,106	1,106	3,054	4,160
Total (1)	$-	$12,314	$27,212	$39,526	$123,574	$163,100
_____________
(1)

According to the Corporation's delinquency policy and consistent with the instructions for the preparation of the Consolidated Financial Statements for Bank Holding Companies (FR Y-9C) required by the  Federal Reserve Board, residential mortgage and commercial mortgage loans are considered past due when the borrower is in arrears two or more monthly payments. PCI residential mortgage loans and commercial mortgage loans past due 30-59 days as of March 31, 2017 amounted to $18.2 million and $1.6 million, respectively.

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

Initial Fair Value and Accretable Yield of PCI Loans

At acquisition, the Corporation estimated the cash flows the Corporation expected at requisition to be collect on PCI loans. Under the accounting guidance for PCI loans, the difference between the contractually required payments and the cash flows expected at acquisition to be collected is referred to as the non-accretable difference. This difference is neither accreted into income nor recorded on the Corporation’s consolidated statements of financial condition. The excess of cash flows expected to be collected over the estimated fair value is referred to as the accretable yield and is recognized in interest income over the remaining life of the loans, using the effective-yield method.

Changes in accretable yield of acquired loans

Subsequent to the acquisition of loans, the Corporation is required to periodically evaluate its estimate of cash flows expected to be collected. These evaluations, performed quarterly, require the continued use of key assumptions and estimates, similar to the initial estimate of fair value. Subsequent changes in the estimated cash flows expected to be collected may result in changes in the accretable yield and non-accretable difference or reclassifications from non-accretable yield to accretable yield. Increases in the cash flows expected to be collected will generally result in an increase in interest income over the remaining life of the loan or pool of loans. Decreases in expected cash flows due to further credit deterioration will generally result in an impairment charge recognized in the Corporation’s provision for loan and lease losses, resulting in an increase to the allowance for loan losses. As of March 31, 2017, the reserve related to PCI loans acquired from Doral Financial in 2014 amounted to $6.9 million. The reserve is driven by revisions to the expected cash flows of the portfolio for the remaining term of the loan pool based on market conditions.

Changes in the accretable yield of PCI loans for the quarters ended March 31, 2017 and 2016 were as follows:

	March 31, 2017	March 31, 2016
(In thousands)
Balance at beginning of period	$116,462	$118,385
Accretion recognized in earnings	(2,797)	(2,889)
Reclassification to non-accretable	-	(1,398)
Balance at end of period	$113,665	$114,098

Changes in the carrying amount of loans accounted for pursuant to ASC 310-30 were as follows:

	Quarter ended	Quarter ended
	March 31, 2017	March 31, 2016
(In thousands)
Balance at beginning of period	$165,818	$173,913
Accretion	2,797	2,889
Collections	(4,593)	(4,371)
Foreclosures	(922)	(99)
Ending balance	$163,100	$172,332
Allowance for loan losses	(6,857)	(4,568)
Ending balance, net of allowance for loan losses	$156,243	$167,764

Changes in the allowance for loan losses related to PCI loans were as follows:

	Quarter ended	Quarter ended
	March 31, 2017	March 31, 2016
(In thousands)
Balance at beginning of period	$6,857	$3,962
Provision for loan losses	-	606
Balance at the end of period	$6,857	$4,568

The outstanding principal balance of PCI loans, including amounts charged off by the Corporation, amounted to $203.7 million as of March 31, 2017 (December 31, 2016- $207.3 million).

Purchases and Sales of Loans

During the first quarter of 2017, the Corporation purchased $14.8 million of residential mortgage loans consistent with a strategic program to purchase ongoing residential mortgage loan production from mortgage bankers in Puerto Rico. Generally, the loans purchased from mortgage bankers were conforming residential mortgage loans. Purchases of conforming residential mortgage loans provide the Corporation the flexibility to retain or sell the loans, including through securitization transactions, depending upon the Corporation’s interest rate risk management strategies. When the Corporation sells such loans, it generally keeps the servicing of the loans.

In the ordinary course of business, the Corporation sells residential mortgage loans (originated or purchased) to GNMA and government-sponsored entities (“GSEs”) such as Fannie Mae (“FNMA”) and Freddie Mac (“FHLMC”), which generally securitize the transferred loans into mortgage-backed securities for sale into the secondary market. The Corporation sold approximately $24.6 million of performing residential mortgage loans to FNMA and FHLMC during the first quarter of 2017.  Also, during the first quarter of 2017, the Corporation sold $60.5 million of FHA/VA mortgage loans to GNMA, which packages them into mortgage-backed securities. The Corporation’s continuing involvement in these sold loans consists primarily of servicing the loans. In addition, the Corporation agreed to repurchase loans when it breaches any of the representations and warranties included in the sale agreement. These representations and warranties are consistent with the GSEs’ selling and servicing guidelines (i.e., ensuring that the mortgage was properly underwritten according to established guidelines).

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

During the first quarters of 2017 and 2016, the Corporation repurchased, pursuant to its repurchase option with GNMA $10.7 million and $8.4 million, respectively, of loans previously sold to GNMA.  The principal balance of these loans is fully guaranteed and the risk of loss related to the repurchased loans is generally limited to the difference between the delinquent interest payment advanced to GNMA computed at the loan’s interest rate and the interest payments reimbursed by FHA, which are computed at a pre-determined debenture rate.  Repurchases of GNMA loans allow the Corporation, among other things, to maintain acceptable delinquency rates on outstanding GNMA pools and remain as a seller and servicer in good standing with GNMA.  The Corporation generally remediates any breach of representations and warranties related to the underwriting of such loans according to established GNMA guidelines without incurring losses.  The Corporation does not maintain a liability for estimated losses as a result of breaches in representations and warranties.

Loan sales to FNMA and FHLMC are without recourse in relation to the future performance of the loans.  The Corporation repurchased at par loans previously sold to FNMA and FHLMC in the amount of $6 thousand and $0.5 million during the first quarter of 2017 and 2016, respectively. The Corporation’s risk of loss with respect to these loans is also minimal as these repurchased loans are generally performing loans with documentation deficiencies. No losses related to breaches of representations and warranties were incurred in the first quarter of 2017.  Historically, losses experienced on these loans have been immaterial. As a consequence, as of March 31, 2017, the Corporation does not maintain a liability for estimated losses on loans expected to be repurchased as a result of breaches in loan and servicer representations and warranties.

Sale of the Puerto Rico Electric Power Authority (“PREPA”) Loan

    During the first quarter of 2017, the Corporation received an unsolicited offer and sold its outstanding participation in the PREPA line of credit with a book value of $64 million at the time of sale (principal balance of $75 million), thereby reducing its direct exposure to the Puerto Rico government.  A specific reserve of approximately $10.2 million had been allocated to this loan.  Gross proceeds from the sale of $53.2 million have resulted in an incremental loss of $0.6 million recorded as a charge to the provision for loan and lease losses.

Loan Portfolio Concentration

     The Corporation’s primary lending area is Puerto Rico.  The Corporation’s banking subsidiary, First Bank, also lends in the USVI and BVI markets and in the United States (principally in the state of Florida).  Of the total gross loans held for investment of $8.8 billion as of March 31, 2017, approximately 77% have credit risk concentration in Puerto Rico, 16% in the United States, and 7% in the USVI and BVI.

    As of March 31, 2017, the Corporation had $57.8 million outstanding in loans extended to the Puerto Rico government, its municipalities and public corporations, compared to $133.6 million outstanding as of December 31, 2016. In addition, the outstanding balance of loans granted to the government of the Virgin Islands amounted to $84.6 million as of March 31, 2017, compared to $84.7 million as of December 31, 2016. Approximately $6.8 million of the outstanding loans as of March 31, 2017 consisted of loans to units of the central government, and approximately $16.2 million consisted of loans to an affiliate of a public corporation. As mentioned above, during the first quarter of 2017, the Corporation received an unsolicited offer and sold its outstanding participation in the PREPA line of credit with a book value of $64 million at the time of sale (principal balance of $75 million), thereby reducing its direct exposure to the Puerto Rico government.

In addition, the Corporation had $34.8 million of loans extended to municipalities in Puerto Rico, which in most cases are supported by assigned property tax revenues.  The vast majority of municipalities’ revenues are independent of the Puerto Rico central government. These municipalities are required by law to levy special property taxes in such amounts as are required for the payment of all of their respective general obligation bonds and notes. Late in 2015, the GDB and the Municipal Revenue Collection Center (CRIM) signed and perfected a deed of trust. Through this deed, the GDB, as fiduciary, is bound to keep the CRIM funds separate from any other deposits and must distribute the funds pursuant to applicable law. The CRIM funds are deposited at another commercial depository financial institution in Puerto Rico.

   Furthermore, as of March 31, 2017, the Corporation had financings to the hotel industry in Puerto Rico guaranteed by the Puerto Rico Tourism Development Fund (“TDF”) with an outstanding principal balance of $127.6 million (book value $110.9 million), compared to $127.7 million outstanding (book value of $111.8 million) as of December 31, 2016. The borrower and the operations of the underlying collateral of these loans are the primary sources of repayment and the TDF provides a secondary guarantee for payment performance.  The TDF is a subsidiary of the GDB that facilitates private sector financings to Puerto Rico’s hotel industry.  These loans have been classified as non-performing and impaired since the first quarter of 2016, and interest payments have been applied against principal since then. Approximately $2.7 million of interest payments received on loans guaranteed by the TDF since late March 2016 have been applied against principal. The Corporation received payments on the largest of these three loans sufficient to cover the monthly contractual payments up to its maturity on February 1, 2017. This loan is currently being renegotiated and the borrower has continued to make monthly interest payments.  In addition, the borrowers’ cash flows related to the other two loans are insufficient to cover debt service and the Corporation is not receiving collections from the TDF guarantee.  During the first quarter of 2017, the Corporation increased by $10.8 million the specific reserve allocated to these loans in light of the recent credit downgrades and the revised fiscal plan published by the Puerto Rico government that includes the TDF guarantees as part of debt to be negotiated and subject to the fiscal plan.  As of March 31, 2017, the loans guaranteed by the TDF are being carried (net of reserves and accumulated charge-offs) at 63% of unpaid principal balance. The Corporation measures impairment on these loans based on the fair value of the collateral and the existence of the government guarantee.  The value of the Puerto Rico government guarantees, including the TDF guarantees, could be adversely affected by developments in the Puerto Rico government’s fiscal situation including, the debt restructuring process, the GDB’s recently approved fiscal plan that would wind down the GDB’s operations over 10 years, the legal actions against the Puerto Rico government that resumed upon the expiration on May 1, 2017 of the automatic stay of litigation under PROMESA, the filing by the Puerto Rico government and the PROMESA oversight board of a Title III proceeding available under PROMESA that provides a court supervised process for a comprehensive debt restructuring similar to U.S. bankruptcy protection, and other actions taken or those that may have to be taken by the Puerto Rico government or the PROMESA oversight board to address Puerto Rico’s fiscal and economic crisis.  If, as a result of developments, including discussions with regulators, loan rating downgrades, progress in the debt restructuring process, or for other reasons, the Corporation determines that additional impairment charges are necessary, such an action would adversely affect the Corporation’s results of operations in the period in which such a determination is made.

    The total reserve coverage ratio related to commercial loans extended to or guaranteed by the Puerto Rico Government (excluding municipalities) was 23% as of March 31, 2017.

    In addition, the Corporation had $118.6 million in exposure to residential mortgage loans that are guaranteed by the Puerto Rico Housing Finance Authority. Residential mortgage loans guaranteed by the Puerto Rico Housing Finance Authority are secured by the underlying properties and the guarantees serve to cover shortfalls in collateral in the event of a borrower default. The Puerto Rico government guarantees up to $75 million of the principal guaranteed under the mortgage loans insurance program. According to the most recently released audited financial statements of the Puerto Rico Housing Financing Authority, as of June 30, 2015, the Puerto Rico Housing Finance Authority’s mortgage loans insurance program covered loans in an aggregate of approximately $552 million. The regulations adopted by the Puerto Rico Housing Finance Authority require the establishment of adequate reserves to guarantee the solvency of the mortgage loans insurance fund. As of June 30, 2015, the most recent date as to which information is available, the Puerto Rico Housing Finance Authority had a restricted net position for such purposes of approximately $77.4 million.

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

Troubled Debt Restructurings

The Corporation provides homeownership preservation assistance to its customers through a loss mitigation program in Puerto Rico that is similar to the U.S. government’s Home Affordable Modification Program guidelines. Depending upon the nature of borrowers’ financial condition, restructurings or loan modifications through this program as well as other restructurings of individual commercial, commercial mortgage, construction, and residential mortgage loans fit the definition of a TDR. A restructuring of a debt constitutes a TDR if the creditor for economic or legal reasons related to the debtor’s financial difficulties grants a concession to the debtor that it would not otherwise consider. Modifications involve changes in one or more of the loan terms that bring a defaulted loan current and provide sustainable affordability. Changes may include the refinancing of any past-due amounts, including interest and escrow, the extension of the maturity of the loan and modifications of the loan rate. As of March 31, 2017, the Corporation’s total TDR loans held for investment of $602.4 million consisted of $368.7 million of residential mortgage loans, $75.3 million of commercial and industrial loans, $70.6 million of commercial mortgage loans, $46.1 million of construction loans, and $41.6 million of consumer loans. Outstanding unfunded commitments on TDR loans amounted to $0.3 million as of March 31, 2017.

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

   Prior to permanently modifying a loan, the Corporation may enter into trial modifications with certain borrowers. Trial modifications generally represent a six-month period during which the borrower makes monthly payments under the anticipated modified payment terms prior to a formal modification. Upon successful completion of a trial modification, the Corporation and the borrower enter into a permanent modification. TDR loans that are participating in or that have been offered a binding trial modification are classified as TDRs when the trial offer is made and continue to be classified as TDRs regardless of whether the borrower enters into a permanent modification. As of March 31, 2017, the Corporation classified an additional $3.6 million of residential mortgage loans as TDRs that were participating in or had been offered a trial modification.

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

In addition, the Corporation extends, renews, and restructures loans with satisfactory credit profiles. Many commercial loan facilities are structured as lines of credit, which mainly have one-year terms and, therefore, are required to be renewed annually. Other facilities may be restructured or extended from time to time based upon changes in the borrower’s business needs, use of funds, timing of completion of projects, and other factors. If the borrower is not deemed to have financial difficulties, extensions, renewals, and restructurings are done in the normal course of business and not considered concessions, and the loans continue to be recorded as performing.

Selected information on TDR loans that includes the recorded investment by loan class and modification type is summarized in the following tables. This information reflects all TDRs:

	March 31, 2017
	Interest rate below market	Maturity or term extension	Combination of reduction in interest rate and extension of maturity	Forgiveness of principal and/or interest	Other (1)	Total
(In thousands)
Troubled Debt Restructurings:
Non- FHA/VA Residential Mortgage loans	$27,987	$8,261	$274,502	$-	$57,997	$368,747
Commercial Mortgage loans	6,675	1,979	51,346	-	10,647	70,647
Commercial and Industrial loans	2,071	4,497	23,562	863	44,302	75,295
Construction loans:
Land	-	6,697	2,238	-	352	9,287
Construction-commercial	-	-	-	36,472	-	36,472
Construction-residential	-	-	-	-	357	357
Consumer loans - Auto	-	1,609	14,937	-	8,380	24,926
Finance leases	-	323	2,187	-	-	2,510
Consumer loans - Other	250	2,652	9,070	293	1,858	14,123
Total Troubled Debt Restructurings	$36,983	$26,018	$377,842	$37,628	$123,893	$602,364

(1)

Other concessions granted by the Corporation include deferral of principal and/or interest payments for a period longer than what would be considered insignificant, payment plans under judicial stipulation, or a combination of the concessions listed in the table.

	December 31, 2016
	Interest rate below market	Maturity or term extension	Combination of reduction in interest rate and extension of maturity	Forgiveness of principal and/or interest	Other (1)	Total
(In thousands)
Troubled Debt Restructurings:
Non- FHA/VA Residential Mortgage loans	$29,254	$8,373	$280,588	$-	$57,594	$375,809
Commercial Mortgage loans	6,044	2,007	30,005	-	10,686	48,742
Commercial and Industrial loans	2,111	66,830	16,359	863	47,358	133,521
Construction loans:
Land	-	6,735	2,219	-	408	9,362
Construction-commercial	-	-	-	36,893	-	36,893
Construction-residential	-	-	-	-	357	357
Consumer loans - Auto	-	1,706	14,698	-	8,471	24,875
Finance leases	-	366	2,281	-	-	2,647
Consumer loans - Other	236	2,518	9,662	299	2,127	14,842
Total Troubled Debt Restructurings	$37,645	$88,535	$355,812	$38,055	$127,001	$647,048

(1)

Other concessions granted by the Corporation include deferral of principal and/or interest payments for a period longer than what would be considered insignificant, payment plans under judicial stipulation, or a combination of the concessions listed in the table.

The following table presents the Corporation's TDR loans activity:

	Quarter Ended
	March 31, 2017	March 31, 2016
(In thousands)
Beginning Balance of TDRs	$647,048	$661,591
New TDRs	40,899	16,219
Increases to existing TDRs - additional disbursements	424	701
Charge-offs post modification (1)	(14,662)	(5,822)
Sales, net of charge-offs	(53,245)	-
Foreclosures	(4,371)	(2,821)
Paid-off and partial payments	(13,729)	(10,764)
Ending balance of TDRs	$602,364	$659,104

(1)	For the first quarter of 2017, includes a charge off of $10.7 million related to the sale of the PREPA credit line.

TDR loans are classified as either accrual or nonaccrual loans. Loans in accrual status may remain in accrual status when their contractual terms have been modified in a TDR if the loans had demonstrated performance prior to the restructuring and payment in full under the restructured terms is expected. Otherwise, loans on nonaccrual and restructured as a TDR will remain on nonaccrual status until the borrower has proven the ability to perform under the modified structure, generally for a minimum of six months, and there is evidence that such payments can and are likely to continue as agreed. Performance prior to the restructuring, or significant events that coincide with the restructuring, are included in assessing whether the borrower can meet the new terms and may result in the loan being returned to accrual status at the time of the restructuring or after a shorter performance period. If the borrower’s ability to meet the revised payment schedule is uncertain, the loan remains classified as a nonaccrual loan. Loan modifications increase the Corporation’s interest income by returning a non-performing loan to performing status, if applicable, increase cash flows by providing for payments to be made by the borrower, and limit increases in foreclosure and OREO costs. A TDR loan that specifies an interest rate that at the time of the restructuring is greater than or equal to the rate the Corporation is willing to accept for a new loan with comparable risk may not be reported as a TDR, or an impaired loan in the calendar years subsequent to the restructuring, if it is in compliance with its modified terms. The Corporation did not remove any loans from the TDR classification during the first quarter of 2017 and 2016.

The following table provides a breakdown between the accrual and non-accrual status of TDR loans:

	As of March 31, 2017

	Accrual	Non-accrual (1)	Total TDRs
(In thousands)
Non-FHA/VA Residential Mortgage loans	$294,199	$74,548	$368,747
Commercial Mortgage loans	33,232	37,415	70,647
Commercial and Industrial loans	19,729	55,566	75,295
Construction loans:
Land	7,693	1,594	9,287
Construction-commercial	-	36,472	36,472
Construction-residential	-	357	357
Consumer loans - Auto	16,348	8,578	24,926
Finance leases	2,446	64	2,510
Consumer loans - Other	11,561	2,562	14,123
Total Troubled Debt Restructurings	$385,208	$217,156	$602,364

(1)

 Included in non-accrual loans are $80.9 million in loans that are performing under the terms of the restructuring agreement but are reported in nonaccrual status until the restructured loans meet the criteria of sustained payment performance under the revised terms for reinstatement to accrual status and are deemed fully collectible.

	As of December 31, 2016

	Accrual	Non-accrual (1)	Total TDRs
(In thousands)
Non-FHA/VA Residential Mortgage loans	$295,656	$80,153	$375,809
Commercial Mortgage loans	32,340	16,402	48,742
Commercial and Industrial loans	18,496	115,025	133,521
Construction loans:
Land	7,732	1,630	9,362
Construction-commercial	-	36,893	36,893
Construction-residential	-	357	357
Consumer loans - Auto	16,253	8,622	24,875
Finance leases	2,542	105	2,647
Consumer loans - Other	11,868	2,974	14,842
Total Troubled Debt Restructurings	$384,887	$262,161	$647,048

(1)

Included in non-accrual loans are $110.6 million in loans that are performing under the terms of the restructuring agreement but are reported in nonaccrual status until the restructured loans meet the criteria of sustained payment performance under the revised terms for reinstatement to  accrual status and are deemed fully collectible.

TDR loans exclude restructured residential mortgage loans that are guaranteed by the U.S. federal government (i.e., FHA/VA loans) totaling $66.9 million as of March 31, 2017 (December 31, 2016 - $69.1 million). The Corporation excludes FHA/VA guaranteed loans from TDR loan statistics given that, in the event that the borrower defaults on the loan, the principal and interest (at the specified debenture rate) are guaranteed by the U.S. government; therefore, the risk of loss on these types of loans is very low. The Corporation does not consider loans with U.S. federal government guarantees to be impaired loans for the purpose of calculating the allowance for loan and lease losses.

Loan modifications that are considered TDR loans completed during the first quarter of 2017 and 2016 were as follows:

	Quarter ended March 31, 2017
	Number of contracts	Pre-modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(Dollars in thousands)
Troubled Debt Restructurings:
Non-FHA/VA Residential Mortgage loans	40	$4,650	$4,508
Commercial Mortgage loans	6	22,438	22,198
Commercial and Industrial loans	3	10,748	10,748
Construction loans:
Land	1	25	28
Consumer loans - Auto	152	2,247	2,247
Finance leases	8	186	186
Consumer loans - Other	210	969	984
Total Troubled Debt Restructurings	420	$41,263	$40,899

	Quarter ended March 31, 2016
	Number of contracts	Pre-modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(Dollars in thousands)
Troubled Debt Restructurings:
Non-FHA/VA Residential Mortgage loans	58	$9,012	$8,459
Consumer loans - Auto	258	4,981	4,981
Finance leases	36	940	940
Consumer loans - Other	336	1,821	1,839
Total Troubled Debt Restructurings	688	$16,754	$16,219

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

    Loan modifications considered TDR loans that defaulted during the quarters ended March 31, 2017 and March 31, 2016 and had become TDR during the 12-month period preceding the default date, were as follows:

	Quarter ended March 31,
	2017		2016
	Number of contracts	Recorded Investment	Number of contracts	Recorded Investment
(Dollars in thousands)
Non-FHA/VA Residential Mortgage loans	3	$277	11	$1,978
Commercial Mortgage loans	1	57	-	-
Consumer loans - Auto	4	61	9	136
Finance leases	-	-	1	13
Consumer loans - Other	17	61	33	130
Total	25	$456	54	$2,257

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

The recorded investment in loans held for investment restructured using the A/B note restructure workout strategy was approximately $36.6 million as of March 31, 2017. The following table provides additional information about the volume of this type of loan restructuring and the effect on the allowance for loan and lease losses in the first quarter of 2017 and 2016:

(In thousands)	March 31, 2017	March 31, 2016
Principal balance deemed collectible at end of period	$36,564	$38,628
Amount charged off	$-	$-
Charges to the provision for loan losses	$915	$1,978
Allowance for loan losses at end of period	$6,056	$2,480

Of the loans comprising the $36.6 million that have been deemed collectible, approximately $3.2 million are in accrual status. These loans continue to be individually evaluated for impairment purposes.

NOTE 7 – ALLOWANCE FOR LOAN AND LEASE LOSSES

The changes in the allowance for loan and lease losses were as follows:

(In thousands)	Residential Mortgage Loans	Commercial Mortgage Loans	Commercial & Industrial Loans	Construction Loans	Consumer Loans	Total
Quarter ended March 31, 2017
Allowance for loan and lease losses:
Beginning balance	$33,980	$57,261	$61,953	$2,562	$49,847	$205,603
Charge-offs	(8,225)	(1,362)	(12,052)	(63)	(11,192)	(32,894)
Recoveries	749	30	875	445	2,981	5,080
Provision (release)	9,271	12,539	(4,806)	942	7,496	25,442
Ending balance	$35,775	$68,468	$45,970	$3,886	$49,132	$203,231
Ending balance: specific reserve for
impaired loans	$8,551	$36,638	$12,711	$2,835	$5,576	$66,311
Ending balance: purchased credit-impaired loans (1)	$6,545	$312	$-	$-	$-	$6,857
Ending balance: general allowance	$20,679	$31,518	$33,259	$1,051	$43,556	$130,063
Loans held for investment:
Ending balance	$3,272,598	$1,596,176	$2,108,532	$137,887	$1,707,156	$8,822,349
Ending balance: impaired loans	$432,798	$193,035	$86,059	$51,801	$43,505	$807,198
Ending balance: purchased credit-
impaired loans	$158,940	$4,160	$-	$-	$-	$163,100
Ending balance: loans with general allowance	$2,680,860	$1,398,981	$2,022,473	$86,086	$1,663,651	$7,852,051

(In thousands)	Residential Mortgage Loans	Commercial Mortgage Loans	Commercial & Industrial Loans	Construction Loans	Consumer Loans	Total
Quarter ended March 31, 2016
Allowance for loan and lease losses:
Beginning balance	$39,570	$68,211	$68,768	$3,519	$60,642	$240,710
Charge-offs	(7,306)	(575)	(3,759)	(91)	(14,804)	(26,535)
Recoveries	346	46	280	17	2,208	2,897
Provision (release)	5,938	1,062	5,809	(432)	8,676	21,053
Ending balance	$38,548	$68,744	$71,098	$3,013	$56,722	$238,125
Ending balance: specific reserve for
impaired loans	$16,150	$36,007	$18,749	$1,202	$9,387	$81,495
Ending balance: purchased credit-impaired loans	$4,423	$145	$-	$-	$-	$4,568
Ending balance: general allowance	$17,975	$32,592	$52,349	$1,811	$47,335	$152,062
Loans held for investment:
Ending balance	$3,330,945	$1,524,491	$2,182,074	$146,129	$1,786,361	$8,970,000
Ending balance: impaired loans	$461,606	$191,251	$168,160	$52,938	$43,636	$917,591
Ending balance: purchased credit-
impaired loans	$169,190	$3,142	$-	$-	$-	$172,332
Ending balance: loans with general allowance	$2,700,149	$1,330,098	$2,013,914	$93,191	$1,742,725	$7,880,077

(1)	Refer to Note 6 - Loans Held for Investment-PCI Loans for a detail of changes in the allowance for loan losses related to PCI loans.

   As of March 31, 2017, the Corporation maintained a $0.8 million reserve for unfunded loan commitments (December 31, 2016 - $1.6 million), mainly related to outstanding commitments on floor plan revolving lines of credit. The reserve for unfunded loan commitments is an estimate of the losses inherent in off-balance sheet loan commitments to borrowers that are experiencing financial difficulties at the balance sheet date. It is calculated by multiplying an estimated loss factor by an estimated probability of funding, and then by the period-end amounts for unfunded commitments. The reserve for unfunded loan commitments is included as part of accounts payable and other liabilities in the consolidated statement of financial condition and any change to the reserve is included as part of other non-interest expenses in the consolidated statement of income.

NOTE 8 – LOANS HELD FOR SALE

The Corporation’s loans held-for-sale portfolio was composed of:

	As of
	March 31, 2017	December 31, 2016

(In thousands)
Residential mortgage loans	$37,827	$41,927
Construction loans	8,079	8,079
Total	$45,906	$50,006

Non-performing loans held for sale totaled $8.1 million as of March 31, 2017 and December 31, 2016.

NOTE 9 –  OTHER REAL ESTATE OWNED

The following table presents OREO inventory as of the dates indicated:

	March 31,	December 31,
	2017	2016
(Dollars in thousands)
OREO
OREO balances, carrying value:
Residential (1)	$50,683	$46,917
Commercial	76,208	78,698
Construction	10,893	12,066
Total	$137,784	$137,681

(1)

Excludes $19.5 million and $15.0 million as of March 31, 2017 and December 31, 2016, respectively, of foreclosures that meet the conditions of ASC 310-40 and are presented as a receivable (other assets) in the statement of financial condition.

NOTE 10 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

One of the market risks facing the Corporation is interest rate risk, which includes the risk that changes in interest rates will result in changes in the value of the Corporation’s assets or liabilities and will adversely affect the Corporation’s net interest income from its loan and investment portfolios.  The overall objective of the Corporation’s interest rate risk management activities is to reduce the variability of earnings caused by changes in interest rates.

The Corporation designates a derivative as a fair value hedge, cash flow hedge or economic undesignated hedge when it enters into the derivative contract. As of March 31, 2017 and December 31, 2016, all derivatives held by the Corporation were considered economic undesignated hedges.  These undesignated hedges are recorded at fair value with the resulting gain or loss recognized in current earnings.

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

The following table summarizes the notional amounts of all derivative instruments:

	Notional Amounts (1)
	As of	As of
	March 31,	December 31,
(In thousands)	2017	2016
Undesignated economic hedges:

Interest rate contracts:
Written interest rate cap agreements	$91,510	$91,510
Purchased interest rate cap agreements	91,510	91,510

Forward Contracts:
Sale of TBA GNMA MBS pools	31,000	33,000
	$214,020	$216,020

(1) Notional amounts are presented on a gross basis with no netting of offsetting exposure positions.

The following table summarizes for derivative instruments their fair value and location in the statement of financial condition:

	Asset Derivatives			Liability Derivatives
	Statement of	March 31,	December 31,		March 31,	December 31,
	Financial	2017	2016		2017	2016
	Condition Location	Fair Value	Fair Value	Statement of Financial Condition Location	Fair Value	Fair Value
(In thousands)

Undesignated economic hedges:

Interest rate contracts:
Written interest rate cap agreements	Other assets	$-	$-	Accounts payable and other liabilities	$440	$552
Purchased interest rate cap agreements	Other assets	441	554	Accounts payable and other liabilities	-	-

Forward Contracts:
Sales of TBA GNMA MBS pools	Other assets	-	-	Accounts payable and other liabilities	257	201
		$441	$554		$697	$753

The following table summarizes the effect of derivative instruments on the statement of income:

		(Loss)
	Location of Loss	Quarter Ended
	Recognized in Statement	March 31,
	of Income on Derivatives	2017	2016
		(In thousands)
UNDESIGNATED ECONOMIC HEDGES:
Interest rate contracts:
Written and purchased interest rate swap agreements	Interest income - Loans	$(1)	$(4)
Forward contracts:
Sales of TBA GNMA MBS pools	Mortgage Banking Activities	(56)	(149)
Total loss on derivatives		$(57)	$(153)

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

As of March 31, 2017, the Corporation has not entered into any derivative instrument containing credit-risk-related contingent features.

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

As of March 31, 2017

				Gross Amounts Not Offset in the Statement of Financial Position
			Net Amounts of Assets Presented in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position
				Financial Instruments	Cash Collateral
(In thousands)						Net Amount

Description

Derivatives	$441	$-	$441	$(441)	$-	$-
Securities purchased under agreements to resell	200,000	(200,000)	-	-	-	-
Total	$200,441	$(200,000)	$441	$(441)	$-	$-

As of December 31, 2016

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

Offsetting of Financial Liabilities and Derivative Liabilities

As of March 31, 2017

Gross Amounts Not Offset in the Statement of Financial Position
Net Amounts of Liabilities Presented in the Statement of Financial Position
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position
				Financial Instruments	Cash Collateral
(In thousands)						Net Amount

Description

Securities sold under agreements to repurchase	$200,000	$(200,000)	$-	$-	$-	$-

As of December 31, 2016
Gross Amounts Not Offset in the Statement of Financial Position
Net Amounts of Liabilities Presented in the Statement of Financial Position
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position
				Financial Instruments	Cash Collateral
Net Amount
(In thousands)
Description

Securities sold under agreements to repurchase	$200,000	$(200,000)	$-	$-	$-	$-

NOTE 12 – GOODWILL AND OTHER INTANGIBLES

Goodwill as of March 31, 2017 and December 31, 2016 amounted to $28.1 million, recognized as part of “Other Assets” in the consolidated statements of financial condition. The Corporation conducted its annual evaluation of goodwill and other intangibles during the fourth quarter of 2016. The Corporation’s goodwill is related to the acquisition of FirstBank Florida in 2005.

    There have been no events related to the Florida reporting unit that could indicate potential goodwill impairment since the date of the last evaluation; therefore, no goodwill impairment evaluation was performed during the first quarter of 2017. Goodwill and other indefinite life intangibles are reviewed at least annually for impairment.

In connection with the acquisition of the FirstBank-branded credit card loan portfolio, in the second quarter of 2012, the Corporation recognized a purchased credit card relationship intangible of $24.5 million, which is being amortized over the remaining estimated life of 4.7 years on an accelerated basis based on the estimated attrition rate of the purchased credit card accounts, which reflects the pattern in which the economic benefits of the intangible asset are consumed. These benefits are consumed as the revenue stream generated by the cardholder relationship is realized.

The core deposit intangible acquired in the February 2015 Doral Bank transaction amounted to $5.8 million ($4.2 million as of March 31, 2017).

In the first quarter of 2016, FirstBank Insurance Agency acquired certain insurance customer accounts and related customer records and recognized an insurance customer relationship intangible of $1.1 million ($0.9 million as of March 31, 2017), which is being amortized over the next 5.8 years on a straight-line basis. The accounts acquired has a direct relationship to the previous mortgage loan portfolio acquisitions from Doral Bank and Doral Financial in 2015 and 2014.

The following table shows the gross amount and accumulated amortization of the Corporation’s intangible assets recognized as part of Other Assets in the consolidated statements of financial condition:

	As of	As of
	March 31,	December 31,
	2017	2016
(Dollars in thousands)
Core deposit intangible:
Gross amount, beginning of period	$51,664	$51,664
Accumulated amortization	(44,917)	(44,466)
Net carrying amount	$6,747	$7,198

Remaining amortization period	7.8 years	8.1 years

Purchased credit card relationship intangible:
Gross amount	$24,465	$24,465
Accumulated amortization	(14,566)	(13,934)
Net carrying amount	$9,899	$10,531

Remaining amortization period	4.7 years	5 years

Insurance customer relationship intangible:
Gross amount	$1,067	$1,067
Accumulated amortization	(178)	(140)
Net carrying amount	$889	$927

Remaining amortization period	5.8 years	6.1 years

For each of the quarters ended March 31, 2017 and 2016, the amortization expense of core deposit intangibles amounted to $0.5 million. For the quarters ended March 31, 2017 and 2016, the amortization expense of the purchased credit card relationship intangible amounted to $0.6 million and $0.7 million, respectively. For the quarters ended March 31, 2017 and 2016, the amortization expense of the insurance customer relationship intangible amounted to $38 thousand and $25 thousand, respectively.

The estimated aggregate annual amortization expense related to the intangible assets for future periods is as follows:

Amount
(In thousands)
2017	$3,281
2018	3,591
2019	3,088
2020	2,851
2021	2,658
2022 and after	2,066

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

    Below is a summary of transfers of financial assets to VIEs for which the Corporation has retained some level of continuing involvement:

GNMA

The Corporation typically transfers first lien residential mortgage loans in conjunction with GNMA securitization transactions in which the loans are exchanged for cash or securities that are readily redeemed for cash proceeds and servicing rights. The securities issued through these transactions are guaranteed by the issuer and, as such, under seller/servicer agreements, the Corporation is required to service the loans in accordance with the issuers’ servicing guidelines and standards. As of March 31, 2017, the Corporation serviced loans securitized through GNMA with a principal balance of $1.5 billion.

Trust Preferred Securities

     In 2004, FBP Statutory Trust I, a financing trust that is wholly owned by the Corporation, sold to institutional investors $100 million of its variable rate trust-preferred securities. The proceeds of the issuance, together with the proceeds of the purchase by the Corporation of $3.1 million of FBP Statutory Trust I variable rate common securities, were used by FBP Statutory Trust I to purchase $103.1 million aggregate principal amount of the Corporation’s Junior Subordinated Deferrable Debentures. Also in 2004, FBP Statutory Trust II, a financing trust that is wholly owned by the Corporation, sold to institutional investors $125 million of its variable rate trust-preferred securities. The proceeds of the issuance, together with the proceeds of the purchase by the Corporation of $3.9 million of FBP Statutory Trust II variable rate common securities, were used by FBP Statutory Trust II to purchase $128.9 million aggregate principal amount of the Corporation’s Junior Subordinated Deferrable Debentures. The debentures are presented in the Corporation’s consolidated statement of financial condition as Other Borrowings, net of related issuance costs. The variable rate trust-preferred securities are fully and unconditionally guaranteed by the Corporation. The Junior Subordinated Deferrable Debentures issued by the Corporation in April 2004 and in September 2004 mature on June 17, 2034 and September 20, 2034, respectively; however, under certain circumstances, the maturity of Junior Subordinated Deferrable Debentures may be shortened (such shortening would result in a mandatory redemption of the variable rate trust-preferred securities). During the first quarter of 2016, the Corporation completed the repurchase of $10 million of trust preferred securities of the FBP Statutory Trust II that were auctioned in a public sale at which the Corporation was invited to participate. The Corporation repurchased and cancelled the repurchased trust preferred securities, resulting in a commensurate reduction in the related Floating Rate Junior Subordinated Debentures. The Corporation’s winning bid equated to 70% of the $10 million par value. The 30% discount, plus accrued interest, resulted in a gain of approximately $4.2 million, which is reflected in the statement of income as a “Gain on early extinguishment of debt.” During the second quarter of 2015, the Corporation issued 852,831 shares of the Corporation’s common stock in exchange for $5.3 million of trust preferred securities (FBP Statutory Trust I), which enabled the Corporation to cancel $5.5 million of the carrying value of the debentures underlying the purchased trust preferred securities. The Collins Amendment to the Dodd-Frank Wall Street Reform and Consumer Protection Act eliminates certain trust-preferred securities from Tier 1 Capital; however, these instruments may remain in Tier 2 capital until the instruments are redeemed or mature. Under the indentures, the Corporation has the right, from time to time, and without causing an event of default, to defer payments of interest on the Junior Subordinated Debentures by extending the interest payment period at any time and from time to time during the term of the subordinated debentures for up to twenty consecutive quarterly periods. During the second quarter of 2016, the Corporation received approval from the Federal Reserve and paid $31.2 million for all the accrued but deferred interest payments plus the interest for the second quarter on the Corporation’s subordinated debentures associated with its trust preferred securities. Subsequently, the Corporation received quarterly approvals and paid the interest for the third and fourth quarters of 2016 and for the first quarter of 2017. The Corporation already has received approval to pay interest payments on the subordinated debentures associated with its trust preferred securities for the second quarter of 2017.  As of March 31, 2017 the Corporation is current on all interest payments due related to its subordinated debt. Future interest payments are subject to Federal Reserve approval. It is the intent of the Corporation to request approvals in future periods to continue to make regularly scheduled quarterly interest payments.

Grantor Trusts

    During 2004 and 2005, a third party to the Corporation, referred to in this subsection as the seller, established a series of statutory trusts to effect the securitization of mortgage loans and the sale of trust certificates. The seller initially provided the servicing for a fee, which is senior to the obligations to pay trust certificate holders. The seller then entered into a sales agreement through which it sold and issued the trust certificates in favor of the Corporation’s banking subsidiary. Currently, the Bank is the sole owner of the trust certificates; the servicing of the underlying residential mortgages that generate the principal and interest cash flows is performed by another third party, which receives a servicing fee. The securities are variable rate securities indexed to 90-day LIBOR plus a spread. The principal payments from the underlying loans are remitted to a paying agent (servicer), who then remits interest to the Bank; interest income is shared to a certain extent with the FDIC, which has an interest only strip (“IO”) tied to the cash flows of the underlying loans and is entitled to receive the excess of the interest income less a servicing fee over the variable rate income that the Bank earns on the securities. This IO is limited to the weighted-average coupon on the securities. The FDIC became the owner of the IO upon its intervention of the seller, a failed financial institution. No recourse agreement exists and the risks from losses on non-accruing loans and repossessed collateral are absorbed by the Bank as the sole holder of the certificates.  As of March 31, 2017, the amortized cost and fair value of the Grantor Trusts amounted to $26.7 million and $19.3 million, respectively, with a weighted average yield of 2.41%.

Investment in unconsolidated entity

On February 16, 2011, FirstBank sold an asset portfolio consisting of performing and non-performing construction, commercial mortgage and commercial and industrial loans with an aggregate book value of $269.3 million to CPG/GS, an entity organized under the laws of the Commonwealth of Puerto Rico and majority owned by PRLP Ventures LLC ("PRLP"), a company created by Goldman, Sachs & Co. and Caribbean Property Group.  In connection with the sale, the Corporation received $88.5 million in cash and a 35% interest in CPG/GS, and made a loan in the amount of $136.1 million representing seller financing provided by FirstBank. The loan has a seven-year maturity and bears variable interest at 30-day LIBOR plus 300 basis points and is secured by a pledge of all of the acquiring entity's assets as well as PRLP's 65% ownership interest in CPG/GS. As of March 31, 2017, the carrying amount of the loan was $4.1 million, which was included in the Corporation's commercial and industrial loans held for investment portfolio. FirstBank’s equity interest in CPG/GS is accounted for under the equity method. When applying the equity method, the Bank follows the Hypothetical Liquidation Book Value method (“HLBV”) to determine its share of CPG/GS’s earnings or loss. The loss recorded in 2014 reduced to zero the carrying amount of the Bank’s investment in CPG/GS. No negative investment needs to be reported as the Bank has no legal obligation or commitment to provide further financial support to this entity; thus, no further losses have been or will be recorded on this investment.  Any potential increase in the carrying value of the investment in CPG/GS, under the HLBV method, would depend upon how better off the Bank is at the end of the period than it was at the beginning of the period after the waterfall calculation performed to determine the amount of gain allocated to the investors.

FirstBank also provided an $80 million advance facility to CPG/GS to fund unfunded commitments and costs to complete projects under construction, which was fully disbursed in 2011, and a $20 million working capital line of credit to fund certain expenses of CPG/GS.  The working capital line expired in September 2016 and no amount is outstanding. During 2012, CPG/GS repaid the outstanding balance of the advance facility to fund unfunded commitments, and the funds became available for rewithdrawal under a one-time revolver agreement. This facility loan bears variable interest at 30-day LIBOR plus 300 basis points. As of March 31, 2017, the carrying value of the revolver agreement was $6.8 million, which was included in the Corporation's commercial and industrial loans held for investment portfolio.

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

The changes in servicing assets are shown below:

	Quarter ended
	March 31,	March 31,
	2017	2016
(In thousands)
Balance at beginning of period	$26,244	$24,282
Capitalization of servicing assets	875	1,161
Amortization	(788)	(798)
Adjustment to fair value	(160)	27
Other (1)	159	20
Balance at end of period	$26,330	$24,692
(1)	Amount represents the adjustment to fair value related to the repurchase of loans serviced for others.

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

Changes in the impairment allowance were as follows:

	Quarter ended
	March 31,	March 31,
	2017	2016
(In thousands)
Balance at beginning of period	$461	$136
Temporary impairment charges	160	27
OTTI of servicing assets	(621)	-
Recoveries	-	(54)
Balance at end of period	$-	$109

The components of net servicing income are shown below:

	Quarter ended
	March 31,	March 31,
	2017	2016
	(In thousands)
Servicing fees	$2,024	$1,862
Late charges and prepayment penalties	99	142
Adjustment for loans repurchased	159	20
Other	(7)	-
Servicing income, gross	2,275	2,024
Amortization and impairment of servicing assets	(948)	(771)
Servicing income, net	$1,327	$1,253

   The Corporation’s servicing assets are subject to prepayment and interest rate risks. As of March 31, 2017, fair values of the Corporation’s servicing assets were based on a valuation model that incorporates market driven assumptions regarding discount rates and mortgage prepayment rates, adjusted by the particular characteristics of the Corporation’s servicing portfolio. The Corporation used constant prepayment rate assumptions for the Corporation’s servicing assets for the government-guaranteed mortgage loans of 6.0% and 7.6% for the quarters ended March 31, 2017 and 2016, respectively. For conventional conforming mortgage loans, the Corporation used 6.3% and 8.0%, respectively, and, for the conventional non-conforming mortgage loans, the Corporation used 9.5% and 14.0% for the quarters ended March 31, 2017 and 2016, respectively. Discount rate assumptions used were 12.0% and 11.5% for government-guaranteed mortgage loans; 10.0% and 9.5% for conventional conforming mortgage loans; and 14.3% and 13.8% for conventional non-conforming mortgage loans for the quarters ended March 31, 2017 and 2016, respectively.

     The weighted averages of the key economic assumptions used by the Corporation in its valuation model and the sensitivity of the current fair value to immediate 10% and 20% adverse changes in those assumptions for mortgage loans as of March 31, 2017 were as follows:

(Dollars in thousands)
Carrying amount of servicing assets	$26,330
Fair value	$29,782
Weighted-average expected life (in years)	8.53

Constant prepayment rate (weighted-average annual rate)	6.17%
Decrease in fair value due to 10% adverse change	$763
Decrease in fair value due to 20% adverse change	$1,493

Discount rate (weighted-average annual rate)	11.20%
Decrease in fair value due to 10% adverse change	$1,419
Decrease in fair value due to 20% adverse change	$2,720

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

NOTE 14 – DEPOSITS

The following table summarizes deposit balances as of the dates indicated:
	March 31,	December 31,
	2017	2016
(In thousands)
Type of account:
Non-interest bearing checking accounts	$1,581,086	$1,484,155
Savings accounts	2,484,115	2,518,496
Interest-bearing checking accounts	1,084,969	1,075,929
Certificates of deposit	2,349,286	2,312,928
Brokered certificates of deposit (CDs)	1,358,542	1,439,697
	$8,857,998	$8,831,205

Brokered CDs mature as follows:

March 31, 2017
(In thousands)

Three months or less	$150,680
Over three months to six months	186,869
Over six months to one year	402,474
Over one year but less than three years	503,428
Three to five years	113,527
Over five years	1,564
Total	$1,358,542

The following are the components of interest expense on deposits:

	Quarter Ended
	March 31,	March 31,
	2017	2016
(In thousands)
Interest expense on deposits	$15,468	$16,480
Accretion of premium from acquisition	(23)	(81)
Amortization of broker placement fees	527	858
Interest expense on deposits	$15,972	$17,257

NOTE 15 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase (repurchase agreements) with original maturities in excess of one year consist of the following:

	March, 31	December 31,
	2017	2016
(Dollars in thousands)

Repurchase agreements, interest ranging from 1.96% to 2.97%
(December 31, 2016: 1.96% to 2.83%) (1)(2)	$300,000	$300,000

(1)	Reported net of securities purchased under agreements to repurchase (reverse repurchase agreements) by counterparty, when applicable, pursuant to ASC 210-20-45-11.

(2)

As of March 31, 2017, includes $200 million with an average rate of 2.11% that lenders have the right to call before their contractual maturities at various dates beginning on April 19, 2017. Subsequent to March 31, 2017, no lender has exercised its call option on repurchase agreements. In addition, $100 million is tied to variable rates.

Repurchase agreements mature as follows:

March 31, 2017
(In thousands)

Six months to one year	$100,000
Over four to five years	200,000
Total	$300,000

As of March 31, 2017 and December 31, 2016, the securities underlying such agreements were delivered to the dealers with which the repurchase agreements were transacted.

Repurchase agreements as of March 31, 2017, grouped by counterparty, were as follows:

(Dollars in thousands)		Weighted-Average
Counterparty	Amount	Maturity (In Months)

Dean Witter / Morgan Stanley	$100,000	7
JP Morgan Chase	200,000	58
	$300,000

NOTE 16 – ADVANCES FROM THE FEDERAL HOME LOAN BANK (FHLB)

The following is a summary of the advances from the FHLB:

	March 31,	December 31,
	2017	2016

(In thousands)

Short-term fixed-rate advances from FHLB, with a weighted-average
interest rate of 1.00% (December 31, 2016 - 0.78%)	$70,000	$170,000
Long-term fixed-rate advances from FHLB, with a weighted-average
interest rate of 1.49% (December 31, 2016 - 1.49%)	500,000	500,000
	$570,000	$670,000

Advances from FHLB mature as follows:

March 31,
2017
(In thousands)

Within 30 days	$70,000
One to six months	200,000
Six months to one year	-
Over one to three years	300,000
Total	$570,000

As of March 31, 2017, the Corporation had additional capacity of approximately $852.2 million on this credit facility based on collateral pledged at the FHLB, including a haircut reflecting the perceived risk associated with the collateral.

NOTE 17 – OTHER BORROWINGS

 Other borrowings, as of the indicated dates, consist of:

	March 31,	December 31,
	2017	2016
	(In thousands)
Junior subordinated debentures due in 2034,
interest-bearing at a floating rate of 2.75%
over 3-month LIBOR (3.89% as of March 31, 2017
and 3.74% as of December 31, 2016)	$97,630	$97,630

Junior subordinated debentures due in 2034,
interest-bearing at a floating rate of 2.50%
over 3-month LIBOR (3.65% as of March 31, 2017
and 3.50% as of December 31, 2016)	118,557	118,557
	$216,187	$216,187

NOTE 18 – STOCKHOLDERS’ EQUITY

Common Stock

As of March 31, 2017 and December 31, 2016, the Corporation had 2,000,000,000 authorized shares of common stock with a par value of $0.10 per share. As of March 31, 2017 and December 31, 2016, there were 219,783,062 and 218,700,394 shares issued, respectively, and 218,430,573 and 217,446,205 shares outstanding, respectively. Refer to Note 3 for information about transactions related to common stock under the Omnibus Plan.

    On February 7, 2017, a secondary offering of the Corporation’s common stock by certain of the Corporation’s existing stockholders was completed. Funds affiliated with Thomas H. Lee Partners (“THL”) sold 10 million shares of the Corporation’s common stock, and funds managed by Oaktree Capital Management, L.P. (“Oaktree”) sold 10 million shares of the Corporation’s common stock.  In addition, the underwriters exercised their option to purchase an additional 3 million shares of the Corporation’s common stock from the selling stockholders.  The Corporation did not receive any proceeds from the offering.  As of March 31, 2017, each of THL and Oaktree owns 9.2% of the Corporation’s common stock.

Preferred Stock

The Corporation has 50,000,000 authorized shares of preferred stock with a par value of $1.00, redeemable at the Corporation’s option subject to certain terms. This stock may be issued in series and the shares of each series will have such rights and preferences as are fixed by the Board of Directors when authorizing the issuance of that particular series.  As of March 31, 2017, the Corporation has five outstanding series of non-convertible, non-cumulative preferred stock: 7.125% non-cumulative perpetual monthly income preferred stock, Series A; 8.35% non-cumulative perpetual monthly income preferred stock, Series B; 7.40% non-cumulative perpetual monthly income preferred stock, Series C; 7.25% non-cumulative perpetual monthly income preferred stock, Series D; and 7.00% non-cumulative perpetual monthly income preferred stock, Series E.  The liquidation value per share is $25.

  Effective January 17, 2012, the Corporation delisted all of its outstanding series of non-convertible, non-cumulative preferred stock from the New York Stock Exchange. The Corporation has not arranged for listing and/or registration on another national securities exchange or for quotation of the Series A through E Preferred Stock in a quotation medium. In December 2016, for the first time since July 2009, the Corporation paid dividends on its non-cumulative perpetual monthly income preferred stock, after receiving regulatory approval. Since then, the Corporation has continued to paid monthly dividend payments on the non-cumulative perpetual monthly income preferred stock. The Corporation intends to request approval in future period to continue with monthly dividend payments on the non-cumulative perpetual monthly income preferred stock. The Corporation has received approval to pay the monthly dividends on the Corporation’s Series A through E Preferred Stock through June 2017.

Treasury stock

During the first quarter of 2017 and 2016, the Corporation withheld an aggregate of 98,300 shares and 115,121 shares, respectively, of the common stock paid to certain senior officers as additional compensation and restricted stock that vested during the first quarter of 2017 and 2016 to cover employees’ payroll and income tax withholding liabilities; these shares are held as treasury stock. As of March 31, 2017 and December 31, 2016, the Corporation had 1,352,489 and 1,254,189 shares held as treasury stock, respectively.

FirstBank Statutory Reserve (Legal Surplus)

The Banking Law of the Commonwealth of Puerto Rico requires that a minimum of 10% of FirstBank’s net income for the year be transferred to legal surplus until such surplus equals the total of paid-in-capital on common and preferred stock. Amounts transferred to the legal surplus account from the retained earnings account are not available for distribution to the Corporation, including for payment as dividends to the stockholders, without the prior consent of the Puerto Rico Commissioner of Financial Institutions. The Puerto Rico Banking Law provides that, when the expenditures of a Puerto Rico commercial bank are greater than receipts, the excess of the expenditures over receipts must be charged against the undistributed profits of the bank, and the balance, if any, must be charged against the reserve fund, as a reduction thereof. If there is no reserve fund sufficient to cover such balance in whole or in part, the outstanding amount must be charged against the capital account and the Bank cannot pay dividends until it can replenish the reserve fund to an amount of at least 20% of the original capital contributed. During the fourth quarter of 2016, $9.6 million was transferred to the legal surplus reserve. FirstBank’s legal surplus reserve, included as part of retained earnings in the Corporation’s statement of financial condition, amounted to $52.4 million as of March 31, 2017.  There were no transfers to the legal surplus reserve during the quarter ended March 31, 2017.

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

    For the first quarter of 2017, the Corporation recorded an income tax benefit of $8.1 million, compared to an income tax expense of $5.7 million for the same period in 2016. The variance was mostly attributed to a $13.2 million tax benefit recorded in the first quarter of 2017 as a result of the change in tax status of certain subsidiaries from taxable corporations to limited liability companies with an election to be treated as partnerships for income tax purposes in Puerto Rico.

     On March 1, 2017, the Corporation completed the applicable regulatory filings to change the tax status of its subsidiary, First Federal Finance, from a taxable corporation to a non-taxable “pass-through” entity. This election will allow the Corporation to realize tax benefits of its deferred tax assets associated with pass-through ordinary net operating losses available at the banking subsidiary, FirstBank, which were subject to a full valuation allowance as of December 31, 2016, against now pass-through ordinary income from this profitable subsidiary. Under the Puerto Rico Internal Revenue Code, pass-through ordinary net operating losses can only be used to offset pass-through ordinary income.

On March 1, 2017, the Corporation also completed the applicable regulatory filings to change the tax status of its subsidiary, FirstBank Insurance, from a taxable corporation to a non-taxable “pass-through” entity. This election will allow the Corporation to offset pass-through income projected to be earned by FirstBank Insurance with the projected net operating losses at the Holding Company.

    The aforementioned $13.2 million tax benefit was primarily associated with the reversal of the $13.9 million deferred tax asset valuation allowance previously recorded at FirstBank related to pass-through ordinary net operating losses, partially offset by the elimination of the $0.7 million deferred tax asset previously recorded at FirstBank Insurance. The remaining difference in the income tax expense was primarily related to an overall decrease in taxable income.

For the quarter ended March 31, 2017, the Corporation calculated the provision for income taxes by applying the estimated annual effective tax rate for the full fiscal year to ordinary income or loss.  In the computation of the consolidated worldwide annual estimated effective tax rate, ASC 740-270 requires the exclusion of legal entities with pre-tax losses from which a tax benefit cannot be recognized.  The Corporation’s estimated annual effective tax rate in the first quarter of 2017, excluding entities from which a tax benefit cannot be recognized and discrete items, was 24% compared to 21% for the first quarter of 2016.  The estimated annual effective tax rate including all entities for 2017 was 13% (25% excluding discrete items, primarily the tax benefit resulting from the previously mentioned change in  the tax status of two subsidiaries) compared to 21% for the first quarter of 2016.

    The Corporation’s net deferred tax asset amounted to $287.7 million as of March 31, 2017, net of a valuation allowance of $195.5 million and management concluded, based upon the assessment of all positive and negative evidence, that it is more likely than not that the Corporation will generate sufficient taxable income within the applicable NOL carry-forward periods to realize such amount. The net deferred tax asset of the Corporation’s banking subsidiary, FirstBank, amounted to $287.5 million as of March 31, 2017, net of a valuation allowance of $154.7 million, compared to net deferred tax asset of $277.4 million, net of a valuation allowance of $171.0 million, as of December 31, 2016.

    As of March 31, 2017, the Corporation did not have Unrecognized Tax Benefits (“UTBs”) recorded on its books. Audit periods remain open for review until the statute of limitations has passed. The statute of limitations under the 2011 PR code is four years; the statute of limitations for U.S. Virgin Islands and U.S. income taxes is three years after a tax return is due or filed, whichever is later.

The completion of an audit by the taxing authorities or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Corporation’s liability for income taxes. Any such adjustment could be material to the results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. At the beginning of the year 2017, the IRS had substantially completed the examination of the 2012 U.S. federal tax return. On January 23, 2017, the Corporation received confirmation from the IRS that the audit for the years 2011 and 2012 were closed with no adjustments to the previously filed returns. For Virgin Islands and U.S. income tax purposes, all tax years subsequent to 2012 remain open to examination. For Puerto Rico tax purposes, all tax years subsequent to 2011 remain open to examination.

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

For the first quarter of 2017, there were no transfers into or out of Level 1, Level 2 or Level 3 of the fair value hierarchy.

Financial Instruments Recorded at Fair Value on a Recurring Basis

Investment securities available for sale

The fair value of investment securities was the market value based on quoted market prices (as is the case with equity securities, Treasury notes, and non-callable U.S. Agency debt securities), when available (Level 1), or, when available, market prices for identical or comparable assets (as is the case with MBS and callable U.S. agency debt) that are based on observable market parameters, including benchmark yields, reported trades, quotes from brokers or dealers, issuer spreads, bids, offers and reference data including market research operations (Level 2). Observable prices in the market already consider the risk of nonperformance. During the first quarter of 2017 and 2016, the Corporation recorded OTTI charges of $12.2 million and $6.3 million, respectively, on certain Puerto Rico government debt securities, specifically bonds of the GDB and the Puerto Rico Public Buildings Authority. The credit impairment loss was based on the latest estimates of recovery rates in consideration of the latest information available about the Puerto Rico government’s financial condition, including the recent credit downgrades and the revised fiscal plan published by the Puerto Rico government in March 2017. Refer to Note 4 – Investment Securities, for significant assumptions used to determine the credit impairment portion, including recovery rates, which are unobservable inputs. If listed prices or quotes are not available, fair value is based upon discounted cash flow models that use unobservable inputs due to the limited market activity of the instrument, as is the case with certain private label mortgage-backed securities held by the Corporation (Level 3).

Private label MBS are collateralized by fixed-rate mortgages on single-family residential properties in the United States; the interest rate on the securities is variable, tied to 3-month LIBOR and limited to the weighted-average coupon of the underlying collateral. The market valuation represents the estimated net cash flows over the projected life of the pool of underlying assets applying a discount rate that reflects market observed floating spreads over LIBOR, with a widening spread based on a nonrated security. The market valuation is derived from a model that utilizes relevant assumptions such as the prepayment rate, default rate, and loss severity on a loan level basis. The Corporation modeled the cash flow from the fixed-rate mortgage collateral using a static cash flow analysis according to collateral attributes of the underlying mortgage pool (i.e., loan term, current balance, note rate, rate adjustment type, rate adjustment frequency, rate caps, and others) in combination with prepayment forecasts based on historical portfolio performance. The variable cash flow of the security is modeled using the 3-month LIBOR forward curve. Loss assumptions were driven by the combination of default and loss severity estimates, using an asset-level risk assessment method taking into account loan credit characteristics (loan-to-value, state jurisdiction, delinquency, property type and pricing behavior, and other) to provide an estimate of default and loss severity.

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

A credit spread is considered for those derivative instruments that are not secured. The cumulative mark-to-market effect of credit risk in the valuation of derivative instruments for the quarters ended March 31, 2017 and 2016 was immaterial.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	As of March 31, 2017				As of December 31, 2016
	Fair Value Measurements Using				Fair Value Measurements Using
(In thousands)	Level 1	Level 2	Level 3	Assets/Liabilities at Fair Value	Level 1	Level 2	Level 3	Assets/Liabilities at Fair Value

Assets:
Securities available for sale :
Equity securities	$411	$-	$-	$411	$408	$-	$-	$408
U.S. Treasury Securities	7,501	-	-	7,501	7,509	-	-	7,509
Noncallable U.S. agency debt	-	356,121	-	356,121	-	356,919	-	356,919
Callable U.S. agency debt and MBS	-	1,424,849	-	1,424,849	-	1,469,463	-	1,469,463
Puerto Rico government obligations	-	21,717	1,974	23,691	-	24,707	2,121	26,828
Private label MBS	-	-	19,308	19,308	-	-	20,693	20,693
Other investments	-	-	100	100	-	-	100	100
Derivatives, included in assets:
Purchased interest rate cap agreements	-	441	-	441	-	554	-	554
Liabilities:
Derivatives, included in liabilities:
Written interest rate cap agreement	-	440	-	440	-	552	-	552
Forward contracts	-	257	-	257	-	201	-	201

The table below presents a reconciliation of the beginning and ending balances of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarters ended March 31, 2017 and 2016.

	Quarter ended March 31,
	2017	2016
Level 3 Instruments Only	Securities	Securities
(In thousands)	Available For Sale(1)	Available For Sale(1)

Beginning balance	$22,914	27,297
Total gains (losses) (realized/unrealized):
Included in earnings	-	(387)
Included in other comprehensive income	518	1,258
Principal repayments and amortization	(2,050)	(1,505)
Ending balance	$21,382	$26,663

(1)	Amounts mostly related to private label mortgage-backed securities.

  The table below presents qualitative information for significant assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of March 31, 2017:

	March 31, 2017
(In thousands)	Fair Value	Valuation Technique	Unobservable Input	Range

Investment securities available-for-sale:

Private label MBS	$19,308	Discounted cash flows	Discount rate	14.4%
			Prepayment rate	8.8% - 17.5% (Weighted Average 13.6%)
			Projected Cumulative Loss Rate	0.1% - 7.2% (Weighted Average 4.0%)

Puerto Rico government obligations	1,974	Discounted cash flows	Prepayment rate	3.00%

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

      The table below summarizes changes in unrealized gains and losses recorded in earnings for the quarters ended March 31, 2017 and 2016 for Level 3 assets and liabilities that are still held at the end of each period:

	Changes in Unrealized Losses	Changes in Unrealized Losses
	(Quarter ended March 31, 2017)	(Quarter Ended March 31, 2016)
Level 3 Instruments Only	Securities	Securities
	Available For Sale	Available For Sale

(In thousands)
Changes in unrealized losses relating to assets still held at reporting date:
Net impairment losses on investment securities (credit component)	$-	$(387)

      Additionally, fair value is used on a nonrecurring basis to evaluate certain assets in accordance with GAAP. Adjustments to fair value usually result from the application of lower-of-cost or market accounting (e.g., loans held for sale carried at the lower-of-cost or fair value and repossessed assets) or write downs of individual assets (e.g., goodwill, loans).

As of March 31, 2017, impairment or valuation adjustments were recorded for assets recognized at fair value on a non-recurring basis as shown in the following table:

	Carrying value as of March 31, 2017			(Losses) recorded for the Quarter Ended March 31, 2017
	Level 1	Level 2	Level 3
(In thousands)

Loans receivable (1)	$-	$-	$430,162	$(15,211)
Other Real Estate Owned (2)	-	-	137,784	(4,180)
Mortgage servicing rights (3)	-	-	26,330	(160)

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

(2)

The fair value was derived from appraisals that take into consideration prices in observed transactions involving similar assets in similar locations but adjusted for specific characteristics and assumptions of the properties (e.g., absorption rates and net operating income of income producing properties), that are not market observable.  Losses were related to market valuation adjustments after the transfer of the loans to the OREO portfolio.

(3)

Fair value adjustments to mortgage servicing rights were mainly due to assumptions associated with mortgage prepayment rates. The Corporation carries its mortgage servicing rights at the lower of cost or market, measured at fair value on a non-recurring basis.  Assumptions for the value of mortgage servicing rights include:  Prepayment rate 6.17%, Discount Rate 11.20%.

As of March 31, 2016, impairment or valuation adjustments were recorded for assets recognized at fair value on a non-recurring basis as shown in the following table:

	Carrying value as of March 31, 2016			Gains (Losses) recorded for the Quarter Ended March 31, 2016
	Level 1	Level 2	Level 3
(In thousands)

Loans receivable (1)	$-	$-	$304,498	$675
Other Real Estate Owned (2)	-	-	142,888	(2,910)
Mortgage servicing rights (3)	-	-	24,692	27

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

(3)

Fair value adjustments to the mortgage servicing rights were mainly due to assumptions associated with mortgage prepayments rates. The Corporation carries its mortgage servicing rights at the lower of cost or market, measured at fair value on a non-recurring basis. Assumptions for the value of mortgage servicing rights include: Prepayment Rate 10.06%, Discount Rate 10.67%.

Qualitative information regarding the fair value measurements for Level 3 financial instruments are as follows:

March 31, 2017
	Method	Inputs
Loans	Income, Market, Comparable Sales, Discounted Cash Flows	External appraised values; probability weighting of broker price opinions; management assumptions regarding market trends or other relevant factors
OREO	Income, Market, Comparable Sales, Discounted Cash Flows	External appraised values; probability weighting of broker price opinions; management assumptions regarding market trends or other relevant factors
Mortgage servicing rights	Discounted Cash Flows	Weighted average prepayment rate of 6.17%; weighted average discount rate of 11.20%

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

The fair value of brokered CDs, which are included within deposits, is determined using discounted cash flow analyses over the full term of the CDs. The fair value of the CDs is computed using the outstanding principal amount. The discount rates used were based on brokered CD market rates as of March 31, 2017.  The fair value does not incorporate the risk of nonperformance, since interests in brokered CDs are generally sold by brokers in amounts of less than $250,000 and, therefore, are insured by the FDIC.

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

The following tables presents the carrying value, estimated fair value and estimated fair value level of the hierarchy of financial instruments as of March 31, 2017 and December 31, 2016:

	Total Carrying Amount in Statement of Financial Condition March 31, 2017	Fair Value Estimate March 31, 2017	Level 1	Level 2	Level 3

(In thousands)

Assets:
Cash and due from banks and money
market investments	$424,122	$424,122	$424,122	$-	$-
Investment securities available
for sale	1,831,981	1,831,981	7,912	1,802,687	21,382
Investment securities held to maturity	156,049	136,614	-	-	136,614
Other equity securities	38,492	38,492	-	38,492	-
Loans held for sale	45,906	48,217	-	38,431	9,786
Loans held for investment	8,822,349
Less: allowance for loan and lease losses	(203,231)
Loans held for investment, net of allowance	$8,619,118	8,367,980	-	-	8,367,980
Derivatives, included in assets	441	441	-	441	-

Liabilities:
Deposits	8,857,998	8,867,714	-	8,867,714	-
Securities sold under agreements to repurchase	300,000	334,747	-	334,747	-
Advances from FHLB	570,000	569,522	-	569,522	-
Other borrowings	216,187	177,436	-	-	177,436
Derivatives, included in liabilities	697	697	-	697	-

	Total Carrying Amount in Statement of Financial Condition December 31, 2016	Fair Value Estimate December 31, 2016	Level 1	Level 2	Level 3
(In thousands)

Assets:
Cash and due from banks and money
market investments	$299,685	$299,685	$299,685	$-	$-
Investment securities available
for sale	1,881,920	1,881,920	7,917	1,851,089	22,914
Investment securities held to maturity	156,190	132,759	-	-	132,759
Other equity securities	42,992	42,992	-	42,992	-
Loans held for sale	50,006	52,707	-	42,921	9,786
Loans held for investment	8,886,873
Less: allowance for loan and lease losses	(205,603)
Loans held for investment, net of allowance	$8,681,270	8,455,104	-	-	8,455,104
Derivatives, included in assets	554	554	-	554	-

Liabilities:
Deposits	8,831,205	8,838,606	-	8,838,606	-
Securities sold under agreements to repurchase	300,000	335,840	-	335,840	-
Advances from FHLB	670,000	669,687	-	669,687	-
Other borrowings	216,187	171,374	-	-	171,374
Derivatives, included in liabilities	753	753	-	753	-

NOTE 21 – SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information is as follows:

	Quarter Ended March 31,
	2017	2016
(In thousands)

Cash paid for:

Interest on borrowings	$22,001	$23,148

Non-cash investing and financing activities:

Additions to other real estate owned	13,597	9,145
Additions to auto and other repossessed assets	11,516	14,873
Capitalization of servicing assets	875	1,161
Loan securitizations	60,525	67,728
Property plant and equipment transferred to other assets	1,185	-

NOTE 22 – SEGMENT INFORMATION

Based upon the Corporation’s organizational structure and the information provided to the Chief Executive Officer of the Corporation and, to a lesser extent, the Board of Directors, the operating segment are driven primarily by the Corporation’s lines of business for its operations in Puerto Rico, the Corporation’s principal market, and by geographic areas for its operations outside of Puerto Rico.  As of March 31, 2017, the Corporation had six reportable segment: Commercial and Corporate Banking; Mortgage Banking; Consumer (Retail) Banking; Treasury and Investments; United States Operations; and Virgin Islands Operations.  Management determined the reportable segment based on the internal reporting used to evaluate performance and to assess where to allocate resources. Other factors such as the Corporation’s organizational chart, nature of the products, distribution channels, and the economic characteristics of the product were also considered in the determination of the reportable segment.

The Commercial and Corporate Banking segment consists of the Corporation’s lending and other services for large customers represented by specialized and middle-market clients and the public sector. The Commercial and Corporate Banking segment offers commercial loans, including commercial real estate and construction loans, and floor plan financings, as well as other products, such as cash management and business management services. The Mortgage Banking segment consists of the origination, sale, and servicing of a variety of residential mortgage loans. The Mortgage Banking segment also acquires and sells mortgages in the secondary markets.  In addition, the Mortgage Banking segment includes mortgage loans purchased from other local banks and mortgage bankers.  The Consumer (Retail) Banking segment consists of the Corporation’s consumer lending and deposit-taking activities conducted mainly through its branch network and loan centers. The Treasury and Investments segment is responsible for the Corporation’s investment portfolio and treasury functions executed to manage and enhance liquidity.  This segment lends funds to the Commercial and Corporate Banking, Mortgage Banking and Consumer (Retail) Banking segments to finance their lending activities and borrows from those segments.  The Consumer (Retail) Banking and the United States Operations segments also lend funds to the other segments. The interest rates charged or credited by Treasury and Investments, the Consumer (Retail) Banking and the United States Operations segments are allocated based on market rates. The difference between the allocated interest income or expense and the Corporation’s actual net interest income from centralized management of funding costs is reported in the Treasury and Investments segment. The United States Operations segment consists of all banking activities conducted by FirstBank in the United States mainland, including commercial and retail banking services.  The Virgin Islands Operations segment consists of all banking activities conducted by the Corporation in the USVI and BVI, including commercial and retail banking services.

The accounting policies of the segments are the same as those referred to in Note 1, “Basis of Presentation and Significant Accounting Policies,” in the audited consolidated financial statements of the Corporation for the year ended December 31, 2016, which are included in the Corporation’s 2016 Annual Report on Form 10-K.

The Corporation evaluates the performance of the segments based on net interest income, the provision for loan and lease losses, non-interest income, and direct non-interest expenses. The segments are also evaluated based on the average volume of their interest-earning assets less the allowance for loan and lease losses.

The following table presents information about the reportable segments:

(In thousands)	Mortgage Banking	Consumer (Retail) Banking	Commercial and Corporate	Treasury and Investments	United States Operations	Virgin Islands Operations	Total
For the quarter ended March 31, 2017:
Interest income	$33,958	$42,917	$29,411	$13,757	$15,789	$9,396	$145,228
Net (charge) credit for transfer of funds	(11,698)	4,909	(9,318)	16,233	(126)	-	-
Interest expense	-	(5,900)	-	(11,806)	(4,195)	(778)	(22,679)
Net interest income	22,260	41,926	20,093	18,184	11,468	8,618	122,549
(Provision) release for loan and lease losses	(8,936)	(7,142)	(8,055)	-	35	(1,344)	(25,442)
Non-interest income (loss)	3,586	13,379	1,237	(12,170)	505	1,706	8,243
Direct non-interest expenses	(9,879)	(27,418)	(9,367)	(1,207)	(7,859)	(6,750)	(62,480)
Segment income	$7,031	$20,745	$3,908	$4,807	$4,149	$2,230	$42,870

Average earnings assets	$2,500,750	$1,775,931	$2,548,936	$2,157,882	$1,393,215	$617,820	$10,994,534

(In thousands)	Mortgage Banking	Consumer (Retail) Banking	Commercial and Corporate	Treasury and Investments	United States Operations	Virgin Islands Operations	Total
For the quarter ended March 31, 2016:
Interest income	$35,219	$46,066	$33,548	$13,760	$12,724	$9,514	$150,831
Net (charge) credit for transfer of funds	(12,924)	3,882	(6,096)	14,526	612	-	-
Interest expense	-	(6,162)	-	(15,469)	(3,689)	(863)	(26,183)
Net interest income	22,295	43,786	27,452	12,817	9,647	8,651	124,648
(Provision) release for loan and lease losses	(6,140)	(8,537)	(7,548)	-	(210)	1,382	(21,053)
Non-interest income (loss)	4,487	12,736	561	(2,401)	1,183	1,903	18,469
Direct non-interest expenses	(10,833)	(32,089)	(9,664)	(1,050)	(7,261)	(6,989)	(67,886)
Segment income	$9,809	$15,896	$10,801	$9,366	$3,359	$4,947	$54,178

Average earnings assets	$2,602,209	$2,030,598	$2,552,200	$2,777,748	$1,140,630	$629,037	$11,732,422

The following table presents a reconciliation of the reportable segment financial information to the consolidated totals:

	Quarter Ended
	March 31,
	2017	2016

Net income:

Total income for segments and other	$42,870	$54,178
Other operating expenses (1)	(25,402)	(25,111)
Income before income taxes	17,468	29,067
Income tax benefit (expense)	8,073	(5,723)
Total consolidated net income	$25,541	$23,344

Average assets:

Total average earning assets for segments	$10,994,534	$11,732,422
Average non-earning assets	886,492	922,010
Total consolidated average assets	$11,881,026	$12,654,432

(1)

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

NOTE 23 – REGULATORY MATTERS, COMMITMENTS AND CONTINGENCIES

The Corporation and FirstBank are each subject to various regulatory capital requirements imposed by the federal banking agencies. Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material adverse effect on the Corporation’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation must meet specific capital guidelines that involve quantitative measures of the Corporation’s and FirstBank’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Corporation’s capital amounts and classification are also subject to qualitative judgments and adjustment by the regulators with respect to minimum capital requirements, components, risk weightings, and other factors.

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

The Corporation submitted its Capital Plan setting forth its plans for how to improve its capital positions to comply with the Written Agreement over time. In addition to the Capital Plan, the Corporation submitted to its regulators a liquidity and brokered CD plan, including a contingency funding plan, a non-performing asset reduction plan, a budget and profit plan, a strategic plan, and a plan for the reduction of classified and special mention assets.  As of March 31, 2017, the Corporation had completed all of the items included in the Capital Plan and is continuing to work on reducing non-performing loans. The Written Agreement also requires the submission to the regulators of quarterly progress reports.

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

The Corporation's and its banking subsidiary's regulatory capital positions as of March 31, 2017 and December 31, 2016 were as follows:

	Regulatory Requirements

	Actual		For Capital Adequacy Purposes		To be Well-Capitalized-General Thresholds

	Amount	Ratio	Amount	Ratio	Amount	Ratio

(Dollars in thousands)
As of March 31, 2017
Total Capital (to
Risk-Weighted Assets)
First BanCorp.	$1,936,905	21.85%	$709,179	8.0%	N/A	N/A
FirstBank	$1,887,081	21.29%	$709,013	8.0%	$886,266	10.0%
Common Equity Tier 1 Capital
(to Risk-Weighted Assets)
First BanCorp.	$1,614,885	18.22%	$398,913	4.5%	N/A	N/A
FirstBank	$1,504,723	16.98%	$398,820	4.5%	$576,073	6.5%
Tier I Capital (to
Risk-Weighted Assets)
First BanCorp.	$1,614,885	18.22%	$531,884	6.0%	N/A	N/A
FirstBank	$1,774,783	20.03%	$531,760	6.0%	$709,013	8.0%
Leverage ratio
First BanCorp.	$1,614,885	13.83%	$466,944	4.0%	N/A	N/A
FirstBank	$1,774,783	15.22%	$466,340	4.0%	$582,925	5.0%

As of December 31, 2016
Total Capital (to
Risk-Weighted Assets)
First BanCorp.	$1,921,329	21.34%	$720,329	8.0%	N/A	N/A
FirstBank	$1,872,120	20.80%	$720,091	8.0%	$900,114	10.0%
Common Equity Tier 1 Capital
(to Risk-Weighted Assets)
First BanCorp.	$1,597,117	17.74%	$405,185	4.5%	N/A	N/A
FirstBank	$1,523,332	16.92%	$405,051	4.5%	$585,074	6.5%
Tier I Capital (to
Risk-Weighted Assets)
First BanCorp.	$1,597,117	17.74%	$540,247	6.0%	N/A	N/A
FirstBank	$1,757,642	19.53%	$540,068	6.0%	$720,091	8.0%
Leverage ratio
First BanCorp.	$1,597,117	13.70%	$466,376	4.0%	N/A	N/A
FirstBank	$1,757,642	15.10%	$465,740	4.0%	$582,174	5.0%

The Corporation enters into financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments may include commitments to extend credit and commitments to sell mortgage loans at fair value. As of March 31, 2017, commitments to extend credit amounted to approximately $1.2 billion, of which $680.7 million relates to credit card loans. Commercial and Financial standby letters of credit amounted to approximately $55.0 million. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Since certain commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. For most of the commercial lines of credit, the Corporation has the option to reevaluate the agreement prior to making additional disbursements. In the case of credit cards and personal lines of credit, the Corporation can cancel the unused credit facility at any time and without cause. Generally, the Corporation does not enter into interest rate lock agreements with prospective borrowers in connection with its mortgage banking activities.

As of March 31, 2017, First BanCorp. and its subsidiaries were defendants in various legal proceedings arising in the ordinary course of business. On at least a quarterly basis, the Corporation assesses its liabilities and contingencies in connection with threatened and outstanding legal cases, matters and proceedings, utilizing the latest information available. For cases, matters and proceedings where it is both probable the Corporation will incur a loss and the amount can be reasonably estimated, the Corporation establishes an accrual for the loss. Once established, the accrual is adjusted as appropriate to reflect any relevant developments. For cases, matters or proceedings where a loss is not probable or the amount of the loss cannot be estimated, no accrual is established.

Any estimate involves significant judgment, given the varying stages of the proceedings (including the fact that some of them are currently in preliminary stages), the existence of multiple defendants in some of the current proceedings whose share of liability has yet to be determined, the numerous unresolved issues in the proceedings, and the inherent uncertainty of the various potential outcomes of such proceedings. Accordingly, the Corporation’s estimate will change from time-to-time, and actual losses may be more or less than the current estimate.

While the final outcome of legal cases, matters, and proceedings is inherently uncertain, based on information currently available, Management believes that the final disposition of the Corporation’s legal cases, matters or proceedings to the extent not previously provided for, will not have a material negative adverse effect on the Corporation’s consolidated financial position as a whole. If management believes that, based on available information, it is at least reasonably possible that a material loss (or additional material loss in excess of any accrual) will be incurred in connection with any legal actions, the Corporation discloses an estimate of the possible loss or range of loss, either individually or in the aggregate, as appropriate, if such an estimate can be made, or discloses that an estimate cannot be made. Based on the Corporation’s assessment at March 31, 2017, no such disclosures were necessary.

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

NOTE 24 – FIRST BANCORP. (HOLDING COMPANY ONLY) FINANCIAL INFORMATION

The following condensed financial information presents the financial position of the Holding Company only as of March 31, 2017 and December 31, 2016 and the results of its operations for the quarters ended March 31, 2017 and 2016.

Statements of Financial Condition

	As of March 31,	As of December 31,
	2017	2016
(In thousands)

Assets
Cash and due from banks	$28,312	$29,393
Money market investments	6,111	6,111
Other investment securities	285	285
Loans held for investment, net	217	227
Investment in First Bank Puerto Rico, at equity	1,982,203	1,946,211
Investment in First Bank Insurance Agency, at equity	13,052	10,941
Investment in FBP Statutory Trust I	2,929	2,929
Investment in FBP Statutory Trust II	3,561	3,561
Other assets	4,083	3,791
Total assets	$2,040,753	$2,003,449

Liabilities and Stockholders' Equity
Liabilities:
Other borrowings	$216,187	$216,187
Accounts payable and other liabilities	1,549	1,019
Total liabilities	217,736	217,206

Stockholders' equity	1,823,017	1,786,243
Total liabilities and stockholders' equity	$2,040,753	$2,003,449

Statements of Income

	Quarter Ended
	March 31,	March 31,
	2017	2016
	(In thousands)

Income:

Interest income on money market investments	$5	$5
Dividends from banking subsidiaries	1,930	-
Dividends from non-banking subsidiaries	-	7,000
Other income	62	60
	1,997	7,065

Expense:

Other borrowings	1,963	1,979
Other operating expenses	967	650
	2,930	2,629

Gain on early extinguishment of debt	-	4,217

(Loss) income before income taxes and equity in undistributed
earnings of subsidiaries	(933)	8,653

Equity in undistributed earnings of subsidiaries	26,474	14,691

Net income	$25,541	$23,344

Other comprehensive income, net of tax	10,696	30,391

Comprehensive income	$36,237	$53,735

NOTE 25 – SUBSEQUENT EVENTS

    On May 10, 2017, the U.S. Department of the Treasury announced that it had agreed to sell all of its remaining 10,291,553 shares of the Corporation’s common stock.  This transaction does not have a financial impact on the Corporation. The U.S. Department of the Treasury continues to hold a warrant to purchase 1,285,899 shares of the Corporation’s common stock.

The Corporation has performed an evaluation of all other events occurring  subsequent to March 31, 2017; management has determined that there are no additional events occurring in this period that require disclosure in or adjustment to the accompanying financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

                 OPERATIONS (MD&A)

SELECTED FINANCIAL DATA
	Quarter ended
(In thousands, except for per share and financial ratios)	March 31,
	2017	2016
Condensed Income Statements:
Total interest income	$145,228	$150,831
Total interest expense	22,679	26,183
Net interest income	122,549	124,648
Provision for loan and lease losses	25,442	21,053
Non-interest income	8,243	18,469
Non-interest expenses	87,882	92,997
Income before income taxes	17,468	29,067
Income tax benefit (expense)	8,073	(5,723)
Net income	25,541	23,344
Net income attributable to common stockholders	24,872	23,344
Per Common Share Results:
Net earnings per common share-basic	$0.12	$0.11
Net earnings per common share-diluted	$0.11	$0.11
Cash dividends declared	$-	$-
Average shares outstanding	213,340	212,348
Average shares outstanding diluted	217,373	213,274
Book value per common share	$8.18	$7.89
Tangible book value per common share (1)	$7.97	$7.66
Selected Financial Ratios (In Percent):
Profitability:
Return on Average Assets	0.87	0.74
Interest Rate Spread	4.15	3.94
Net Interest Margin	4.42	4.18
Interest Rate Spread -tax equivalent basis (2)	4.28	4.10
Net Interest Margin- tax equivalent basis (2)	4.55	4.34
Return on Average Total Equity	5.77	5.46
Return on Average Common Equity	5.88	5.57
Average Total Equity to Average Total Assets	15.12	13.60
Tangible common equity ratio (1)	14.70	13.13
Dividend payout ratio	-	-
Efficiency ratio (3)	67.19	64.98
Asset Quality:
Allowance for loan and lease losses to total loans held for investment	2.30	2.65
Net charge-offs (annualized) to average loans (4)	1.26	1.05
Provision for loan and lease losses to net charge-offs	91.47	89.06
Non-performing assets to total assets (4)	5.44	5.80
Non-performing loans held for investment to total loans held for investment (4)	5.41	6.41
Allowance to total non-performing loans held for investment (4)	42.56	41.42
Allowance to total non-performing loans held for investment,
excluding residential real estate loans	62.98	59.23
Other Information:
Common Stock Price: End of period	$5.65	$2.92

	As of March 31, 2017	As of December 31, 2016
Balance Sheet Data:
Loans, including loans held for sale	$8,868,255	$8,936,879
Allowance for loan and lease losses	203,231	205,603
Money market and investment securities	2,036,610	2,091,196
Intangible assets	45,633	46,754
Deferred tax asset, net	287,673	281,657
Total assets	11,890,398	11,922,455
Deposits	8,857,998	8,831,205
Borrowings	1,086,187	1,186,187
Total preferred equity	36,104	36,104
Total common equity	1,810,607	1,784,529
Accumulated other comprehensive loss, net of tax	(23,694)	(34,390)
Total equity	1,823,017	1,786,243
__________________
(1)	Non-GAAP financial measures. Refer to "Capital" below for additional information about the components and a reconciliation of these measures.
(2)	On a tax-equivalent basis and excluding the changes in fair value of derivative instruments (see "Net Interest Income" below for a reconciliation of these non-GAAP financial measures).
(3)	Non-interest expenses to the sum of net interest income and non-interest income. The denominator includes non-recurring income and changes in the fair value of derivative instruments.
(4)

Loans used in the denominator in calculating each of these ratios include purchased credit-impaired ("PCI") loans. However, the Corporation separately tracks and reports PCI loans and excludes these from non-performing loan and non-performing asset amounts.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations relates to the accompanying unaudited consolidated financial statements of First BanCorp. (the “Corporation” or “First BanCorp.”) and should be read in conjunction with such financial statements and the notes thereto. This section also presents certain non-GAAP financial measures.  Refer to Basis of Presentation below for information about why the non-GAAP financial measures are being presented and the reconciliation of the non-GAAP financial measures for which the reconciliation is not presented earlier.

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

The Corporation had net income of $25.5 million, or $0.11 per diluted common share, for the quarter ended March 31, 2017, compared to $23.3 million, or $0.11 per diluted common share, for the same period in 2016.  The Corporation’s financial results for the first quarter of 2017 and 2016 included the following items that management believes are not reflective of core operating performance, are not expected to reoccur with any regularity or may reoccur at uncertain times and in uncertain amounts:

Quarter ended March 31, 2017

•          Tax benefit of $13.2 million related to the change in tax status of certain subsidiaries from taxable corporations to limited liability companies that make an election to be treated as partnerships for income tax purposes in Puerto Rico.  Refer to the Income Taxes discussion below for additional information.

•          Other-than-Temporary Impairment (“OTTI”) charge of $12.2 million on Puerto Rico government debt securities, specifically bonds of the Government Development Bank for Puerto Rico (“GDB”) and the Puerto Rico Public Buildings Authority.  No tax benefit was recognized for the OTTI charge. Refer to the Exposure to Puerto Rico Government discussion below for additional information.

•          Charge to the provision for loan and lease losses of $0.6 million ($0.3 million after-tax) related to the sale of the Corporation’s participation in the Puerto Rico Electric Power Authority (“PREPA”) line of credit with a book value of $64 million at the time of sale.  Refer to the Provision for Loan and Lease Losses discussion below for additional information.

•          Costs of $0.3 million associated with a secondary offering of the Corporation’s common stock by certain of the existing stockholders.  The costs had no effect on the income tax expense in the quarter ended March 31, 2017 based on available operating expenses and net operating losses at the holding company level.

Quarter ended March 31, 2016

•          OTTI charges on debt securities, primarily on the aforementioned Puerto Rico government debt securities, of $6.7 million.  No tax benefit was recognized for the OTTI charges.

•          Gain of $4.2 million on the repurchase and cancellation of $10 million in trust preferred securities, reflected in the statement of income as “Gain on early extinguishment of debt.”  The gain, incurred at the holding company level, had no effect on the income tax expense in the quarter ended March 31, 2016.  Refer to the Non Interest Income discussion below for additional information.

      The following table reconciles for the first quarter of 2017 and 2016, the reported net income to adjusted net income, a non-GAAP financial measure that excludes the items described above, which management believes are not reflective of core operating performance, are not expected to reoccur with any regularity or may reoccur at uncertain times and in uncertain amounts:

	Quarter ended March 31,
	2017	2016
(In thousands)
Net income, as reported	$25,541	$23,344
Adjustments:
Income tax benefit related to change in tax-status of certain subsidiaries	(13,161)	-
Charge related to sale of the PREPA credit line	569	-
Secondary offering costs	274	-
Gain on sale of investment securities	-	(8)
Other-than-temporary impairment on debt securities	12,231	6,687
Gain on early extinguishment of debt	-	(4,217)
Income tax impact of adjustments (1)	(222)	-
Adjusted net income	$25,232	$25,806

(1) See Basis of Presentation for the individual tax impact for each reconciling item.

The key drivers of the Corporation’s GAAP financial results include the following:

•         Net interest income decreased by $2.1 million to $122.5 million for the quarter ended March 31, 2017 compared to $124.6 million for the same period in 2016. The decrease in net interest income was primarily driven by: (i) a $3.1 million decrease in interest income on consumer loans largely attributable to a decrease of $96.6 million in the average balance of this portfolio, primarily auto loans, (ii) a $1.3 million decrease in interest income on investment securities adversely impacted by the discontinuance of interest income recognition on bonds of the GDB and the Puerto Rico Public Buildings Authority since the third quarter of 2016 and the gradual reinvestment of MBS prepayments in lower yielding securities given the low interest rate environment that prevailed for most of 2016, (iii) a $1.1 million decrease in interest income on residential mortgage loans mainly attributable to a decrease of $60.7 million in the average balance of this portfolio, and (iv) a $0.6 million decrease in interest income on interest-bearing cash and cash equivalents primarily due to the utilization of cash balances to repay maturing repurchase agreements in 2016.

The aforementioned variances were partially offset by a $3.5 million decrease in interest expense, including a $2.9 million decrease in interest expense on repurchase agreements primarily reflecting the effect of the repayment of $400 million of repurchase agreements that matured in the second half of 2016 and a $1.2 million decrease in interest expense on brokered CDs primarily related to a $663.1 million decrease in the average volume that offset higher costs on new issuances, partially offset by an increase of $0.7 million in interest expense on FHLB advances.

The net interest margin increased to 4.42% for the first quarter of 2017 compared to 4.18% for the same period a year ago, primarily reflecting the benefit of cash balances used for the repayment of high-cost maturing repurchase agreements, the reduced reliance on brokered CDs that were partially replaced by an increase in the average balance of non-interest bearing deposits, and the change in mix of earning assets.  Refer to Net Interest Income discussion below for additional information.

•         The provision for loan and lease losses increased by $4.4 million to $25.4 million for the first quarter of 2017 compared to $21.1 million for the same period in 2016. The increase was driven by a charge of $10.8 million recorded in the first quarter of 2017 to increase the specific reserve for commercial mortgage loans guaranteed by the Puerto Rico Tourism Development Fund (“TDF”), a $0.6 million charge related to the sale of the PREPA credit line and a $3.3 million increase in the provision for residential mortgage loans. Partially offsetting these variances were lower charges to the provision for commercial and industrial (“C&I”) loans reflecting decreases in historical loss rates and the overall decrease in the balance of adversely classified loans and a loan loss recovery of $1.2 million in the first quarter of 2017 on the sale of certain credit card loans that had been fully charged-off in prior periods.

During the first quarter of 2017, the Corporation sold its outstanding participation in the PREPA line of credit with a book value of $64 million at the time of sale (principal balance of $75 million).  The proceeds from this sale were $53.2 million in cash.  A specific reserve of approximately $10.2 million had been allocated to this loan.  This transaction resulted in a charge-off of $10.7 million and an incremental loss of $0.6 million recorded as a charge to the provision for loan and lease losses

Net charge-offs totaled $27.8 million for the first quarter of 2017, or 1.26% of average loans on an annualized basis, compared to $23.6 million, or 1.05% of average loans for the same period in 2016.  Excluding the charge-offs of $10.7 million recorded on the sale of the PREPA credit line, adjusted net charge-offs for the first quarter of 2017 of $17.1 million, or 0.78% of average loans on an annualized basis, decreased by $6.6 million compared to the same period a year ago. Refer to the discussions under Provision for loan and lease losses and Risk Management discussions below for an analysis of the allowance for loan and lease losses and non-performing assets and related ratios.

The following table shows net charge-offs and the provision for loan and lease losses for the first quarter of 2017 on a GAAP basis as well as on a non-GAAP basis excluding the effect of the sale of the PREPA credit line:

(Dollars in thousands)	As Reported (GAAP)	Sale of PREPA credit line	Adjusted (Non-GAAP)

2017 First Quarter

Total net charge-offs	$27,814	$10,734	$17,080
Total net charge-offs to average loans	1.26%		0.78%
Commercial and Industrial	11,177	10,734	443
Commercial and Industrial loans net charge-offs to average loans	2.07%		0.08%

Provision for loan and lease losses	25,442	569	24,873
Commercial and Industrial	(4,806)	569	(5,375)

•         The Corporation recorded non-interest income of $8.2 million for the first quarter of 2017, compared to $18.5 million for the same period in 2016.  The decrease was largely driven by: (i) a $5.6 million increase in OTTI charges on debt securities, primarily on Puerto Rico government debt securities, (ii) the impact in the first quarter of 2016 of the $4.2 million gain on the repurchase and cancellation of $10 million in trust preferred securities, and (iii) a $1.1 million decrease in revenues from the mortgage banking activities driven by lower conforming loan originations and sales volumes in 2017.  These variances were partially offset by increases in insurance commissions’ income and transactional fees such as credit and debit cards interchange fees, AMT fees, and merchant referral income.  Adjusted non-interest income, excluding primarily the OTTI charges and the impact of the repurchase and cancellation of $10 million of trust preferred securities which are items that management believes are not expected to reoccur with any regularity or may reoccur at uncertain times and in uncertain amounts, was $20.5 million for the first quarter of 2017 compared to adjusted non-interest income of $20.9 million for the first quarter of 2016.  Refer to Basis of Presentation below for additional information and reconciliation of this non-GAAP measure.

•         Non-interest expenses for the first quarter of 2017 was $87.9 million compared to $93.0 million for the same period in 2016.  The decrease in non-interest expenses was largely driven by: (i) a $2.3 million decrease in the FDIC insurance premium expense reflecting, among other things, the effect of reductions in brokered deposits and average assets, a strengthened capital position, and the reduction in the initial base assessment rate effective since the third quarter of 2016, (ii) a $1.7 million decrease in the provision for unfunded loan commitments and letters of credit, primarily related to lower unfunded commitments on adversely classified loans, (iii) a $0.7 million decrease in business promotion expenses driven by lower marketing-related activities, and (iv) a $0.5 million decrease in write-downs and losses on non-real estate repossessed assets.  Refer to the Non Interest Expenses discussion below for additional information.

•         For the first quarter of 2017, the Corporation recorded an income tax benefit of $8.1 million, compared to an income tax expense of $5.7 million for the same period in 2016. The variance was mostly attributed to the aforementioned $13.2 million tax benefit recorded in the first quarter of 2017 as a result of the change in tax status of certain subsidiaries from taxable corporations to limited liability companies with an election to be treated as partnerships for income tax purposes in Puerto Rico. The Corporation’s estimated annual effective tax rate in the first quarter of 2017, excluding entities from which a tax benefit cannot be recognized and discrete items, was 24% compared to 21% for the first quarter of 2016. The estimated annual effective tax rate including all entities for 2017 was 13% (25% excluding discrete items, primarily the tax benefit resulting from the above mentioned change in the tax status of two subsidiaries). As of March 31, 2017, the Corporation had a net deferred tax asset of $287.7 million (net of a valuation allowance of $195.5 million).  Refer to Income Taxes discussion below for additional information.

•         As of March 31, 2017, total assets were $11.9 billion, a decrease of $32.1 million from December 31, 2016. The decrease was mainly due to a $68.6 million decrease in total loans, primarily reflecting a reduction of $114.3 million in the Puerto Rico region, including the effect of the sale of the PREPA credit line with a book value $64 million at the time of the sale, and lower loan balances in residential mortgage and consumer loans, partially offset by a $50.1 million growth in the Florida region.    Total investment securities decreased by $54.6 million, driven by U.S. agency MBS prepayments, and certain accounts receivable recorded as part of “Other assets” in the statement of financial condition decreased by $35.5 million.  These variances were partially offset by a $124.4 million increase in cash and cash equivalents, largely driven by the increase of $96.9 million in non-interest bearing deposits as well as proceeds from U.S. agency MBS prepayments, the sale of the PREPA credit line and loan repayments.  Refer to Financial Condition and Operating Data discussion below for additional information.

•         As of March 31, 2017, total liabilities were $10.1 billion, a decrease of $68.8 million, from December 31, 2016.  The decrease was mainly due to a $100 million decrease in short-term FHLB advances and an $81.2 million decrease in brokered CDs.  These decreases were partially offset by an $86.3 million increase in deposits, excluding government deposits and brokered CDs, primarily reflected in the Puerto Rico and the Virgin Islands regions, and a $21.7 million increase in government deposits.    Refer to Risk Management – Liquidity and Capital Adequacy discussion below for additional information about the Corporation’s funding sources.

•         As of March 31, 2017, the Corporation’s stockholders’ equity was $1.8 billion, an increase of $36.8 million from December 31, 2016.  The increase was mainly driven by the earnings generated in the first quarter, exclusive of the $12.2 million OTTI charge to earnings in the first quarter and previously included as part of other comprehensive loss in total equity.  The Corporation’s Total Capital, Common equity Tier 1 Capital, Tier 1 Capital and Leverage ratios calculated under the Basel III rules as currently in effect were 21.85%, 18.22%, 18.22%, and 13.83%, respectively, as of March 31, 2017, compared to Total Capital, Common Equity Tier 1 Capital, Tier 1 Capital and Leverage ratios of 21.34%, 17.74%, 17.74%, and 13.70%, respectively, as of December 31. 2016.   Refer to Risk Management – Capital discussion below for additional information.

•         Total loan production, including purchases, refinancings, renewals and draws from existing revolving and non-revolving commitments, was $867.6 million for the quarter ended March 31, 2017, excluding the utilization activity on outstanding credit cards, compared to $645.4 million for the same period in 2016. The increase was largely impacted by the refinancing and renewal of three large commercial loans in Puerto Rico totaling $176.4 million during the first quarter of 2017 as well as an increase of $37.2 million in the Florida region, primarily in the commercial and residential segments, and an increase of $9.9 million in consumer loan originations in Puerto Rico.

•         Total non-performing assets were $647.2 million as of March 31, 2017, a decrease of $87.3 million from December 31, 2016. The decrease primarily reflects the effect of the sale of the Corporation’s participation in the PREPA credit line, as well as commercial collections and charge-offs, and decreases of $6.0 million and $2.7 million in non-performing residential and consumer loans, respectively.

•         Adversely classified commercial and construction loans held for investment decreased by $70.4 million to $419.0 million as of March 31, 2017, driven by the sale of the PREPA credit line.

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

The Corporation’s critical accounting policies are described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in First BanCorp.’s 2016 Annual Report on Form 10-K. There have not been any material changes in the Corporation’s critical accounting policies since December 31, 2016.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income is the excess of interest earned by First BanCorp. on its interest-earning assets over the interest incurred on its interest-bearing liabilities. First BanCorp.’s net interest income is subject to interest rate risk due to the repricing and maturity mismatch of the Corporation’s assets and liabilities. Net interest income for the quarter ended March 31, 2017 was $122.5 million compared to $124.6 million for the comparable period in 2016. On a tax-equivalent basis and excluding the changes in the fair value of derivative instruments, net interest income for the quarter ended March 31, 2017 was $126.2 million compared to $129.4 million for the comparable period in 2016.

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

Part I

	Average Volume		Interest income (1) / expense		Average Rate (1)
Quarter ended March 31,	2017	2016	2017	2016	2017	2016
(Dollars in thousands)

Interest-earning assets:
Money market & other short-term investments	$268,934	$850,782	$484	$1,073	0.73%	0.51%
Government obligations (2)	729,307	699,760	4,360	5,478	2.42%	3.15%
Mortgage-backed securities	1,334,560	1,389,806	11,614	12,277	3.53%	3.55%
FHLB stock	39,560	31,284	461	348	4.73%	4.47%
Other investments	2,699	1,470	2	1	0.30%	0.27%
Total investments (3)	2,375,060	2,973,102	16,921	19,177	2.89%	2.59%

Residential mortgage loans	3,260,885	3,321,582	44,280	45,388	5.51%	5.50%
Construction loans	130,494	160,283	1,144	1,615	3.56%	4.05%
C&I and commercial mortgage loans	3,760,594	3,720,615	41,110	40,978	4.43%	4.43%
Finance leases	234,729	230,224	4,314	4,436	7.45%	7.75%
Consumer loans	1,475,569	1,576,696	41,070	44,032	11.29%	11.23%
Total loans (4) (5)	8,862,271	9,009,400	131,918	136,449	6.04%	6.09%
Total interest-earning assets	$11,237,331	$11,982,502	$148,839	$155,626	5.37%	5.22%

Interest-bearing liabilities:
Brokered CDs	$1,413,667	$2,076,816	$4,805	$6,017	1.38%	1.17%
Other interest-bearing deposits	5,884,772	5,945,426	11,167	11,240	0.77%	0.76%
Other borrowed funds	516,187	919,015	4,585	7,455	3.60%	3.26%
FHLB advances	642,222	455,000	2,122	1,471	1.34%	1.30%
Total interest-bearing liabilities	$8,456,848	$9,396,257	$22,679	$26,183	1.09%	1.12%

Net interest income			$126,160	$129,443

Interest rate spread					4.28%	4.10%

Net interest margin					4.55%	4.34%

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
(5)

Interest income on loans includes $2.1 million and $2.8 million for the first quarter of 2017 and 2016, respectively, of income from prepayment penalties and late fees related to the Corporation’s loan portfolio.

Part II

	Quarter ended March 31,
	2017 compared to 2016
	Increase (decrease)
	Due to:
(In thousands)	Volume	Rate	Total

Interest income on interest-earning assets:

Money market & other short-term investments	$(900)	$311	$(589)
Government obligations	191	(1,309)	(1,118)
Mortgage-backed securities	(568)	(95)	(663)
FHLB stock	93	20	113
Other investments	1	-	1
Total investments	(1,183)	(1,073)	(2,256)

Residential mortgage loans	(1,018)	(90)	(1,108)
Construction loans	(284)	(187)	(471)
C&I and commercial mortgage loans	122	10	132
Finance leases	68	(190)	(122)
Consumer loans	(3,011)	49	(2,962)
Total loans	(4,123)	(408)	(4,531)
Total interest income	(5,306)	(1,481)	(6,787)

Interest expense on interest-bearing liabilities:

Brokered CDs	(2,125)	913	(1,212)
Other interest-bearing deposits	(163)	90	(73)
Other borrowed funds	(3,468)	598	(2,870)
FHLB advances	606	45	651
Total interest expense	(5,150)	1,646	(3,504)
Change in net interest income	$(156)	$(3,127)	$(3,283)

Portions of the Corporation’s interest-earning assets, mostly investments in obligations of some U.S. government agencies and sponsored entities, generate interest which is exempt from income tax, principally in Puerto Rico. Also, interest and gains on sales of investments held by the Corporation’s international banking entities (“IBEs”) are tax-exempt under Puerto Rico tax law (refer to Income Taxes below for additional information). To facilitate the comparison of all interest data related to these assets, the interest income has been converted to an adjusted taxable equivalent basis. The tax equivalent yield was estimated by dividing the interest rate spread on exempt assets by 1 less the Puerto Rico statutory tax rate as adjusted for changes to enacted tax rates (39.0%) and adding to it the average cost of interest-bearing liabilities. The computation considers the interest expense disallowance required by Puerto Rico tax law.

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

   The following table reconciles net interest income in accordance with GAAP to net interest income, excluding valuations, and net interest income on an adjusted tax-equivalent basis. The table also reconciles net interest spread and net interest margin on a GAAP basis to these items excluding valuations and on an adjusted tax-equivalent basis:

	Quarter Ended March 31,
(Dollars in thousands)	2017	2016

Interest Income - GAAP	$145,228	$150,831
Unrealized loss on derivative instruments	1	4
Interest income excluding valuations	145,229	150,835
Tax-equivalent adjustment	3,610	4,791
Interest income on a tax-equivalent basis excluding valuations	148,839	155,626

Interest Expense - GAAP	22,679	26,183

Net interest income - GAAP	$122,549	$124,648

Net interest income excluding valuations	$122,550	$124,652

Net interest income on a tax-equivalent basis excluding valuations	$126,160	$129,443

Average Balances
Loans and leases	$8,862,271	$9,009,400
Total securities, other short-term investments and interest-bearing cash balances	2,375,060	2,973,102
Average Interest-Earning Assets	$11,237,331	$11,982,502

Average Interest-Bearing Liabilities	$8,456,848	$9,396,257

Average Yield/Rate
Average yield on interest-earning assets - GAAP	5.24%	5.06%
Average rate on interest-bearing liabilities - GAAP	1.09%	1.12%
Net interest spread - GAAP	4.15%	3.94%
Net interest margin - GAAP	4.42%	4.18%

Average yield on interest-earning assets excluding valuations	5.24%	5.06%
Average rate on interest-bearing liabilities	1.09%	1.12%
Net interest spread excluding valuations	4.15%	3.94%
Net interest margin excluding valuations	4.42%	4.18%

Average yield on interest-earning assets on a tax-equivalent basis
and excluding valuations	5.37%	5.22%
Average rate on interest-bearing liabilities	1.09%	1.12%
Net interest spread on a tax-equivalent basis and excluding valuations	4.28%	4.10%
Net interest margin on a tax-equivalent basis and excluding valuations	4.55%	4.34%

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

For the quarter ended March 31, 2017, net interest income decreased $2.1 million to $122.5 million compared to $124.6 million for the same period in 2016.  The $2.1 million decrease in net interest income was primarily due to:

•         A $3.1 million decrease in interest income on consumer loans and finance leases mainly attributable to the $96.6 million reduction in the average balance of this portfolio, primarily auto loans.

•         A $1.3 million decrease in interest income on investment securities, including an adverse impact of approximately $0.7 million related to the discontinuance of interest income recognition on bonds of the GDB and the Puerto Rico Public Buildings Authority since the third quarter of 2016 and a $0.7 million decrease in interest income on U.S. agency MBS attributable to both a decrease of $55.2 million in the average balance and the gradual reinvestment of MBS prepayments in lower yielding securities given the low interest rate environment that prevailed for most of 2016.

•         A $1.1 million decrease in interest income on residential mortgages loans primarily related to the $60.7 million decrease in the average balance of this portfolio.

•         A $0.6 million decrease in interest income on interest-bearing cash and cash equivalents primarily due to the utilization of cash balances to repay maturing repurchase agreements in 2016, partially offset by increases in fed fund rates.

Partially offset by:

•         A $3.5 million decrease in interest expense, including a decrease of $2.9 million in interest expense on repurchase agreements primarily related to the effect of the repayment of $400 million of repurchase agreements that matured in the second half of 2016 and carried an average cost of 3.35% and a decrease of $1.2 million in interest expense on brokered CDs primarily related to the $663.1 million decrease in the average volume that offset higher costs on new issuances. Over the last 12 months, the Corporation repaid $1.2 billion of maturing brokered CDs with an average all-in cost of 0.98% and new issuances amounted to $598.9 million with an average all-in cost of 1.28%.  The aforementioned decreases were partially offset by a $0.7 million increase in interest expense on FHLB advances.

•         A $0.5 million increase in interest income on commercial and construction loans resulting from an increase in loan yields resulting from higher market interest rates.

Net interest margin was 4.42%, up 24 basis points when compared to the same period in 2016. The increase was primarily driven by the benefit of cash balances used for the repayment of high-cost maturing repurchase agreements, the reduced reliance in brokered CDs partially replaced by a $113.3 million increase in the average balance of non-interest bearing deposits, and the change in mix of earning assets.  Loans increased as a percentage of interest-earning assets from 75.2% in the first quarter of 2016 to 78.9% in the first quarter of 2017.

On an adjusted tax-equivalent basis, net interest income for the first quarter of 2017 decreased by $3.3 million to $126.2 million when compared to the same period in 2016. In addition to the facts discussed above, the decrease for the first quarter of 2017 also includes a reduction of $1.2 million in the tax-equivalent adjustment attributable to a lower volume of tax exempt assets.

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

     For the quarter ended March 31, 2017, the Corporation recorded a provision for loan and lease losses of $25.4 million, compared to $21.1 million for the comparable period in 2016.  The provision for the first quarter of 2017 includes a $0.6 million charge associated with the sale of the PREPA line of credit.

Excluding the impact of the charge mentioned above, the adjusted provision of $24.9 for the first quarter of 2017 increased $3.8 million compared to the provision of $21.1 million for the comparable period in 2016.  The increase was mainly driven by:

•         A $3.3 million increase in the provision for residential mortgage loans, primarily related to adjustments to the loss severity estimates that are used in the calculation of the general reserve, including adjustments to liquidation cost assumptions and higher charge-offs related to foreclosures.

•         A $1.6 million increase in the adjusted provision for commercial and construction loans, primarily reflecting the impact of the $10.8 million charge to increase the specific reserve for commercial mortgage loans guaranteed by the TDF largely driven by adjustments to the estimated value of the guarantee in light of the revised fiscal plan published by the Puerto Rico government in March 2017 that includes the TDF guarantees as part of debt to be negotiated and subject to the fiscal plan; partially offset by lower charges to the provision for commercial and industrial loans reflecting decreases in historical loss rates and the overall decrease in the balance of adversely classified loans.  Refer to the Puerto Rico Government Exposure discussion below for additional information about the Corporation’s exposure to loans guaranteed by the TDF.

Partially offset by:

•         A $1.2 million decrease in the provision for consumer loans driven by a loan loss recovery of $1.2 million recorded in the first quarter of 2017 on the sale of certain credit card loans that had been fully charged-off in prior periods.

Refer to Credit Risk Management discussion below for an analysis of the allowance for loan and lease losses, non-performing assets, impaired loans and related information, and refer to Financial Condition and Operating Data Analysis – Loan Portfolio and Risk Management — Credit Risk Management below for additional information concerning the Corporation’s loan portfolio exposure in the geographic areas where the Corporation does business.

Non-Interest Income

	Quarter Ended March 31,
	2017	2016
(In thousands)

Service charges on deposit accounts	$5,790	$5,800
Mortgage banking activities	3,616	4,753
Insurance income	3,587	3,269
Other operating income	7,481	7,109

Non-interest income before net loss on investments and gain on
early extinguishment of debt	20,474	20,931
Net gain on sale of investment securities	-	8
OTTI on debt securities	(12,231)	(6,687)
Net loss on investment securities	(12,231)	(6,679)
Gain on early extinguishment of debt	-	4,217
Total	$8,243	$18,469

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

The other operating income category is composed of miscellaneous fees such as debit, credit card and point of sale (POS) interchange fees, as well as contractual shared revenues from merchant contracts sold in 2015.

The net gain on investment securities reflects gains or losses as a result of sales that are consistent with the Corporation’s investment policies as well as OTTI charges on the Corporation’s investment portfolio.

The gain on early extinguishment of debt is related to the repurchase and cancellation in the first quarter of 2106 of $10 million in trust preferred securities of the FBP Statutory Trust II that were auctioned in a public sale at which the Corporation was invited to participate.  The Corporation repurchased and cancelled the repurchased trust preferred securities, resulting in a commensurate reduction in the related Floating Rate Junior Subordinated Debentures.  The Corporation’s winning bid equated to 70% of the $10 million par value.  The 30% discount, plus accrued interest, resulted in a gain of $4.2 million, which is reflected in the statement of income as a “Gain on early extinguishment of debt.”  As of March 31, 2017, the Corporation still has Floating Rate Junior Subordinated Debentures (“subordinated debt”) outstanding in the aggregate amount of $216.2 million.

Non-interest income for the first quarter of 2017 amounted to $8.2 million, compared to $18.5 million for the same period in 2016. The $10.2 million decrease in non-interest income was primarily related to:

•         A $5.6 million increase in OTTI charges on debt securities. During the first quarter of 2017, the Corporation recorded a $12.2 million OTTI charge on three Puerto Rico Government debt securities held by the Corporation as part of its available-for-sale securities portfolio, specifically bonds of the GDB and the Puerto Rico Public Buildings Authority. OTTI charge of $6.3 million on the same securities was recorded in the first quarter of 2016.

•         The impact in the first quarter of 2016 of the $4.2 million gain on the repurchase and cancellation of $10 million in trust preferred securities.

•         A $1.1 million decrease in revenues from the mortgage banking activities driven by lower conforming loan originations and sales volume in the secondary market.  Total loans sold in the secondary market to U.S. government-sponsored entities amounted to $85.1 million with a related net gain of $2.3 million, net of To-Be-Announced MBS (“TBAs”) hedges losses of $60 thousand, in the first quarter of 2017, compared to $106.0 million with a related gain of $3.5 million, net of TBAs hedges losses of $0.8 million, in the first quarter of 2016.

Partially offset by:

•         A $0.4 million increase in “other operating income” in the table above, reflecting a $0.8 million increase in transactional fees such as credit and debit cards interchange fees, AMT fees, and merchant referral income, partially offset by the impact in the first quarter of 2016 of fee income of $0.4 million related to a terminated credit agreement in which the Bank was committed to purchase a loan participation.

•         A $0.3 million increase in insurance commissions’ income, driven by higher contingent commissions received by the insurance agency in the first quarter of 2017 as compared to the same period a year ago.

•

Non-Interest Expenses

The following table presents non-interest expenses for the periods indicated:

	Quarter Ended March 31,
	2017	2016
(In thousands)

Employees' compensation and benefits	$38,653	$38,435
Occupancy and equipment	14,088	14,183
Insurance and supervisory fees	4,909	7,343
Taxes, other than income taxes	3,676	3,792
Professional fees:
Collections, appraisals and other credit-related fees	2,072	2,381
Outsourcing technology services	5,354	4,768
Other professional fees	3,530	3,627
Credit and debit card processing expenses	2,831	3,282
Business promotion	3,281	4,003
Communications	1,543	1,808
Net loss on OREO and OREO operations	4,076	3,206
Other	3,869	6,169
Total	$87,882	$92,997

Non-interest expenses for the first quarter of 2017 were $87.9 million, compared to $93.0 million for the same period in 2016.  The $5.1 million decrease in non-interest expenses was mainly due to:

•         A $2.3 million decrease in the FDIC insurance premium expense, included as part of “Insurance and supervisory fees” in the table above, reflecting, among other things, the effect of reductions in brokered deposits and average assets, a strengthened capital position, and the reduction in the initial base assessment rate effective since third quarter of 2016.

•           A $2.3 million decrease in “other operating expenses” in the table above, including reductions of $1.7 million in the provision for unfunded loan commitments and letters of credit, primarily related to lower unfunded commitments on adversely classified loans, and a $0.5 million decrease in losses on market valuations related to repossessed boats.

•         A $0.7 million decrease in business promotion expenses, primarily due to lower marketing-related activities.

•         A $0.5 million decrease in credit and debit card processing expenses, mainly related to higher credit card incentive fees.

•         A $0.3 million decrease in communication expenses, mainly related to lower postage expenses.

These decreases were partially offset by:

•         A $0.9 million increase in losses on OREO operations primarily reflecting a $1.1 million increase in write downs to the value of OREO properties, including a $1.9 million write-down on a commercial OREO property in Puerto Rico.

Income Taxes

Income tax expense (benefit) includes Puerto Rico and USVI income taxes as well as applicable U.S. federal and state taxes. The Corporation is subject to Puerto Rico income tax on its income from all sources. As a Puerto Rico corporation, First BanCorp. is treated as a foreign corporation for U.S. and USVI income tax purposes and is generally subject to U.S. and USVI income tax only on its income from sources within the U.S. and USVI or income effectively connected with the conduct of a trade or business in those regions. Any such tax paid in the U.S. and USVI is also creditable against the Corporation’s Puerto Rico tax liability, subject to certain conditions and limitations.

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

For the first quarter of 2017, the Corporation recorded an income tax benefit of $8.1 million, compared to an income tax expense of $5.7 million for the same period in 2016. The variance was mostly attributed to the aforementioned $13.2 million tax benefit recorded in the first quarter of 2017 as a result of the change in tax status of certain subsidiaries from taxable corporations to limited liability companies with an election to be treated as partnerships for income tax purposes in Puerto Rico.

On March 1, 2017, the Corporation completed the applicable regulatory filings to change the tax status of its subsidiary, First Federal Finance, from a taxable corporation to a non-taxable “pass-through” entity. This election will allow the Corporation to realize tax benefits of its deferred tax assets associated with pass-through ordinary net operating losses available at the banking subsidiary, FirstBank, which were subject to a full valuation allowance as of December 31, 2016, against now pass-through ordinary income from this profitable subsidiary. Under the Puerto Rico Internal Revenue Code, pass-through ordinary net operating losses can only be used to offset pass-through ordinary income.

On March 1, 2017, the Corporation also completed the applicable regulatory filings to change the tax status of its subsidiary, FirstBank Insurance, from a taxable corporation to a non-taxable “pass-through” entity. This election will allow the Corporation to offset pass-through income projected to be earned by FirstBank Insurance with the projected net operating losses at the Holding Company.

The aforementioned $13.2 million tax benefit was primarily associated with the reversal of the $13.9 million deferred tax asset valuation allowance previously recorded at FirstBank related to pass-through ordinary net operating losses, partially offset by the elimination of the $0.7 million deferred tax asset previously recorded at FirstBank Insurance. The remaining difference in the income tax expense was primarily related to an overall decrease in taxable income.

For the quarter ended March 31, 2017, the Corporation calculated the provision for income taxes by applying the estimated annual effective tax rate for the full fiscal year to ordinary income or loss.  In the computation of the consolidated worldwide annual estimated effective tax rate, ASC 740-270 requires the exclusion of legal entities with pre-tax losses from which a tax benefit cannot be recognized.  The Corporation’s estimated annual effective tax rate in the first quarter of 2017, excluding entities from which a tax benefit cannot be recognized and discrete items, was 24% compared to 21% for the first quarter of 2016.  The estimated annual effective tax rate including all entities for 2017 was 13% (25% excluding discrete items, primarily the tax benefit resulting from the previously mentioned change in the tax status of two subsidiaries) compared to 21% for the first quarter of 2016.

  The Corporation’s net deferred tax asset amounted to $287.7 million as of March 31, 2017, net of a valuation allowance of $195.5 million and management concluded, based upon the assessment of all positive and negative evidence, that it is more likely than not that the Corporation will generate sufficient taxable income within the applicable NOL carry-forward periods to realize such amount.  The net deferred tax asset of the Corporation’s banking subsidiary, FirstBank, amounted to $287.5 million as of March 31, 2017, net of a valuation allowance of $154.7 million, compared to net deferred tax asset of $277.4 million, net of a valuation allowance of $171.0 million, as of December 31, 2016.

FINANCIAL CONDITION AND OPERATING DATA ANALYSIS

Assets

Total assets were $11.9 billion, a decrease of $32.1 million from December 31, 2016. The decrease, as further discussed below, was mainly due to a $68.6 million decrease in total loans, a $54.6 million decrease in total investment securities, and a $35.5 million decrease in certain accounts receivable recorded as part of “Other assets” in the statement of financial condition, partially offset by a $124.4 million increase in cash and cash equivalents largely driven by the increase of $96.9 million in non-interest bearing deposits as well as proceeds from U.S. agency MBS prepayments, the sale of the PREPA credit line and loan repayments.

Loan Portfolio

The following table presents the composition of the Corporation’s loan portfolio, including loans held for sale, as of the dates indicated:

	March 31,	December 31,
(In thousands)	2017	2016

Residential mortgage loans	$3,272,598	$3,296,031
Commercial loans:
Commercial mortgage loans	1,596,176	1,568,808
Construction loans	137,887	124,951
Commercial and Industrial loans	2,108,532	2,180,455
Total commercial loans	3,842,595	3,874,214
Finance leases	237,793	233,335
Consumer loans	1,469,363	1,483,293
Total loans held for investment	8,822,349	8,886,873
Less:
Allowance for loan and lease losses	(203,231)	(205,603)
Total loans held for investment, net	$8,619,118	$8,681,270
Loans held for sale	45,906	50,006
Total loans, net	$8,665,024	$8,731,276

As of March 31, 2017, the Corporation’s total loans held for investment, before allowance, amounted to $8.8 billion, down $64.5 million when compared to December 31, 2016. The decline primarily reflects a reduction of $110.3 million in the Puerto Rico region, including the effect of the sale of the PREPA credit line with a book value $64 million at the time of the sale, and decreases of $26.8 million and $10.1 million in residential mortgage and consumer loans, respectively, partially offset by a growth of $50.6 million in the Florida region reflected in all major loan categories.

   As shown in the table above, as of March 31, 2017, the loans held for investment portfolio was comprised of commercial loans (44%), residential real estate loans (37%), and consumer and finance leases (19%). Of the total gross loan portfolio held for investment of $8.8 billion as of March 31, 2017, approximately 77% has credit risk concentration in Puerto Rico, 16% in the United States (mainly in the state of Florida) and 7% in the Virgin Islands, as shown in the following table:

As of March 31, 2017	Puerto Rico	Virgin Islands	United States	Total

(In thousands)
Residential mortgage loans	$2,453,309	$290,483	$528,806	$3,272,598

Commercial mortgage loans	1,176,285	101,030	318,861	1,596,176
Construction loans	46,106	42,722	49,059	137,887
Commercial and Industrial loans	1,495,588	139,942	473,002	2,108,532
Total commercial loans	2,717,979	283,694	840,922	3,842,595

Finance leases	237,793	-	-	237,793

Consumer loans	1,368,963	48,669	51,731	1,469,363
Total loans held for investment, gross	$6,778,044	$622,846	$1,421,459	$8,822,349

Loans held for sale	34,404	399	11,103	45,906
Total loans	$6,812,448	$623,245	$1,432,562	$8,868,255

As of December 31, 2016	Puerto Rico	Virgin Islands	United States	Total

(In thousands)
Residential mortgage loans	$2,480,076	$314,915	$501,040	$3,296,031

Commercial mortgage loans	1,177,550	79,365	311,893	1,568,808
Construction loans	42,753	44,687	37,511	124,951
Commercial and Industrial loans	1,571,097	139,795	469,563	2,180,455
Total commercial loans	2,791,400	263,847	818,967	3,874,214

Finance leases	233,335	-	-	233,335

Consumer loans	1,383,485	48,958	50,850	1,483,293
Total loans held for investment, gross	$6,888,296	$627,720	$1,370,857	$8,886,873

Loans held for sale	38,423	-	11,583	50,006
Total loans	$6,926,719	$627,720	$1,382,440	$8,936,879

Residential Real Estate Loans

    As of March 31, 2017, the Corporation’s residential real estate loan portfolio held for investment decreased by $23.4 million as compared to the balance as of December 31, 2016, mainly resulting from activities in Puerto Rico as principal repayments and charge-offs exceeded the volume of new loans originated and held for investment purposes. The residential mortgage loan portfolio held for investment in the Puerto Rico and Virgin Island regions decreased during the first quarter of 2017 by $26.8 million and $24.4 million, respectively, partially offset by an increase of $27.8 million in the Florida region.

    The majority of the Corporation’s outstanding balance of residential mortgage loans consists of fixed-rate, fully amortizing, and full documentation loans. In accordance with the Corporation’s underwriting guidelines, residential real estate loans are mostly fully documented loans, and the Corporation does not originate negative amortization loans.  Refer to Contractual Obligations and Commitments below for additional information about outstanding commitments to sell mortgage loans.

Commercial and Construction Loans

As of March 31, 2017, the Corporation’s commercial and construction loan portfolio held for investment decreased by $31.6 million to $3.8 billion, as compared to the balance as of December 31, 2016. The decrease in commercial and construction loans includes the aforementioned sale of the PREPA credit line with a book value of $64 million at the time of sale.   The commercial and construction loan portfolio in the Puerto Rico region decreased by $73.4 million, partially offset by increases of $22.0 million and $19.8 million in the Florida and Virgin Islands regions, respectively. The Corporation has invested in facilities, has increased its resources dedicated to commercial and corporate banking functions and has invested in a technology platform in Florida as the Corporation expects to achieve continued growth in this region.

As of March 31, 2017, the Corporation had $57.8 million of outstanding loans extended to the Puerto Rico government, its municipalities and public corporations, compared to $133.6 million outstanding as of December 31, 2016. In addition, the outstanding balance of loans granted to the government of the Virgin Islands amounted to $84.6 million as of March 31, 2017 compared to $84.7 million as of December 31, 2016.  Approximately $6.8 million of the outstanding loans as of March 31, 2017 consisted of loans to units of the central government, and approximately $16.2 million consisted of loans to an affiliate of a public corporation. During the first quarter of 2017, the Corporation received an unsolicited offer and sold its outstanding participation in the PREPA line of credit with a book value of $64 million at the time of sale (principal balance of $75 million), thereby reducing its direct exposure to the Puerto Rico government.  A specific reserve of approximately $10.2 million had been allocated to this loan.  Gross proceeds from the sale of $53.2 million have resulted in an incremental loss of $0.6 million as compared to the book value, net of the reserve.

In addition, the Corporation had $34.8 million of loans extended to municipalities in Puerto Rico, which in most cases are supported by assigned property tax revenues.  The vast majority of municipalities’ revenues are independent of the Puerto Rico central government. These municipalities are required by law to levy special property taxes in such amounts as are required for the payment of all of their respective general obligation bonds and notes. Late in 2015, the GDB and the Municipal Revenue Collection Center (CRIM) signed and perfected a deed of trust. Through this deed, the GDB, as fiduciary, is bound to keep the CRIM funds separate from any other deposits and must distribute the funds pursuant to applicable law. The CRIM funds are deposited at another commercial depository financial institution in Puerto Rico.

   Furthermore, as of March 31, 2017, the Corporation had financings to the hotel industry in Puerto Rico guaranteed by the TDF with an outstanding principal balance of $127.6 million (book value of $110.9 million), compared to $127.7 million outstanding (book value of $111.8 million) as of December 31, 2016. The borrower and the operations of the underlying collateral of these loans are the primary sources of repayment and the TDF provides a secondary guarantee for payment performance.  The TDF is a subsidiary of the GDB that facilitates private sector financings to Puerto Rico’s hotel industry.  These loans have been classified as  non-performing and impaired since the first quarter of 2016, and interest payments have been applied against principal since then. Approximately $2.7 million of interest payments received on loans guaranteed by the TDF since late March 2016 have been applied against principal. The Corporation received payments on the largest of these three loans sufficient to cover the monthly contractual payments up to its maturity on February 1, 2017. This loan is currently being renegotiated and the borrower has continued to make monthly interest payments.  In addition, the borrowers’ cash flows related to the other two loans are insufficient to cover debt service and the Corporation is not receiving collections from the TDF guarantee.  During the first quarter of 2017, the Corporation increased by $10.8 million the specific reserve allocated to these loans in light of the recent credit downgrades and the revised fiscal plan published by the Puerto Rico government that includes the TDF guarantees as part of the debt to be negotiated and subject to the fiscal plan.  As of March 31, 2017, the loans guaranteed by the TDF are being carried (net of reserves and accumulated charge-offs) at 63% of unpaid principal balance.  The Corporation measures impairment on these loans based on the fair value of the collateral and the existence of the government guarantee. The value of the Puerto Rico government guarantees, including the TDF guarantees, could be adversely affected by developments in the Puerto Rico government’s fiscal situation including, the debt restructuring process, the GDB’s recently approved fiscal plan that would wind down the GDB’s operations over 10 years, the legal actions against Puerto Rico government that resumed upon the expiration on May 1, 2017 of the automatic stay on litigations under PROMESA the filing by the Puerto Rico government and the PROMESA oversight board of a Title III proceeding available under PROMESA that provides a court supervised process for a comprehensive debt restructuring similar to U.S bankruptcy protection, and other actions taken or those that may have to be taken by the Puerto Rico government or the PROMESA oversight board to address Puerto Rico’s fiscal and economic crisis. If, as a result of developments, including discussions with regulators, loan rating downgrades, progress in the debt restructuring process, or for other reasons, the Corporation determines that additional impairment charges are necessary, such an action would adversely affect the Corporation’s results of operations in the period in which such determination is made.

   As of March 31, 2017 the total reserve to book value coverage ratio related to commercial loans extended to or guaranteed by the Puerto Rico government (excluding municipalities) was 23%.

     As of March 31, 2017 the Corporation’s total exposure to shared national credit (“SNC”) loans amounted to $870.6 million, compared to $717.6 million as of December 31, 2016. As of March 31, 2017, approximately $454.1 million of the SNC exposure is in Puerto Rico, including $71.3 million of the loans guaranteed by the TDF.

The composition of the Corporation’s construction loan portfolio held for investment as of March 31, 2017 by category and geographic location follows:

As of March 31, 2017
	Puerto Rico	Virgin Islands	United States	Total
(In thousands)
Loans for residential housing projects:
Mid-rise (1)	$1,307	$-	$-	$1,307
Single-family, detached	3,156	124	5,164	8,444
Total for residential housing projects	4,463	124	5,164	9,751

Construction loans to individuals secured by residential properties	703	1,875	-	2,578
Loans for commercial projects	12,610	38,174	43,769	94,553
Land loans - residential	16,855	2,565	126	19,546
Land loans - commercial	11,580	-	-	11,580
Total before net deferred fees and allowance for loan losses	$46,211	$42,738	$49,059	$138,008
Net deferred fees	(105)	(16)	-	(121)
Total construction loan portfolio, gross	46,106	42,722	49,059	137,887
Allowance for loan losses	(1,704)	(2,176)	(6)	(3,886)

Total construction loan portfolio, net	$44,402	$40,546	$49,053	$134,001
____________________
(1)	Mid-rise relates to buildings of up to 7 stories.

The following table presents further information related to the Corporation’s construction portfolio as of and for the quarter ended March 31, 2017:

(In thousands)
Total undisbursed funds under existing commitments	$62,028
Construction loans held for investment in non-accrual status	$48,468
Construction loans held for sale in non-accrual status	$8,079
Net (recoveries) charge offs - Construction loans	$(382)
Allowance for loan losses - Construction loans	$3,887

Non-performing construction loans to total construction loans, including held for sale	38.74%

Allowance for loan losses for construction loans to total construction loans held for investments	2.82%

Net (recoveries) charge-offs (annualized) to total average construction loans	(1.17)%

The following summarizes the construction loans for residential housing projects in Puerto Rico segregated by the estimated selling price of the units:

		(In thousands)

	Under $300k	$2,502
	Over $600k (1)	1,961
		$4,463
_____________
(1)	One residential housing project in Puerto Rico.

Consumer Loans and Finance Leases

As of March 31, 2017, the Corporation’s consumer loan and finance lease portfolio decreased by $9.5 million to $1.7 billion, as compared to the portfolio balance as of December 31, 2016. The decrease was mainly the result of charge-offs and repayments that exceeded the volume of new originations. The decrease was mainly related to a reduction of $6.6 million in the credit card portfolio. The auto and finance leases portfolio decreased by $1.1 million as repayments and charge-offs were partially offset by an increased volume of loan originations.

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

    The following table provides a breakdown of First BanCorp.’s loan production, including purchases, refinancings, renewals and draws from existing revolving and nonrevolving commitments, for the periods indicated:

	Quarter Ended March 31,
	2017	2016
	(In thousands)

Residential real estate	$164,140	$164,220
C&I and commercial mortgage	524,695	345,246
Construction	25,615	3,033
Finance leases	24,388	21,943
Consumer	205,647	185,514
Total loan production	$944,485	$719,956

The Corporation is experiencing continued loan demand and has continued its targeted origination strategy. During the first quarter of 2017, total loan originations, including purchases, refinancing’s and draws from existing revolving and non-revolving commitments, amounted to approximately $944.5 million, compared to $720.0 million for the comparable period in 2016.

Residential mortgage loan originations and purchases amounted to $164.1 million for the first quarter of 2017 compared to $164.2 million for the first quarter of 2016.  The lower volume of loan originations includes decreases of $14.4 million and $0.2 million in Puerto Rico and the Virgin Islands, respectively, mainly attributable to a reduced volume of conforming loan originations, partially offset by an increase of $14.6 million in residential mortgage loan originations in Florida.

Commercial and construction loan originations (excluding government loans) amounted to $524.7 million for the first quarter of 2017 compared to $336.5 million for the first quarter of 2016.  The increase was significantly impacted by the refinancing and renewal of three large commercial loans in Puerto Rico totaling $176.4 million and an increase of $21.8 million in commercial loan originations in the Florida region.

No government loans were originated in the first quarter compared to government loan originations of $11.8 million for the first quarter of 2016.

Originations of auto loans (including finance leases) amounted to $105.4 million for the first quarter of 2017 compared to $86.2 million for the first quarter of 2016 and other personal loan originations amounted to $47.7 million, compared to $46.8 million for the first quarter of 2016.  The increase in consumer loan originations was primarily reflected in the Puerto Rico region.  The total loan originations include the utilization activity on the outstanding credit card portfolio of approximately $76.9 million for the first quarter of 2017 compared to $74.5 million for the comparable period in 2016.

Investment Activities

As part of its liquidity, revenue diversification and interest rate risk strategies, First BanCorp. maintains an investment portfolio that is classified as available for sale or held to maturity. The Corporation’s total available-for-sale investment securities portfolio as of March 31, 2017 amounted to $1.8 billion, a decrease of $49.9 million from December 31, 2016. The decrease was mainly driven by U.S. agency MBS prepayments of $49.7 million in the first quarter of 2017.

Approximately 98% of the Corporation’s available-for-sale securities portfolio is invested in U.S. Government and Agency debentures and fixed-rate U.S. government sponsored-agency MBS (mainly GNMA, FNMA and FHLMC fixed-rate securities).

During the first quarter of 2017, the Corporation recorded a $12.2 million credit-related OTTI charge on three Puerto Rico Government debt securities held by the Corporation as part of its available-for-sale securities portfolio, specifically bonds of the GDB and the Puerto Rico Public Buildings Authority.  The GDB and the Puerto Rico Public Buildings Authority bonds held by the Corporation are scheduled to mature on February 1, 2019 and July 1, 2028, respectively. The credit-related impairment loss on these defaulted bonds considered revised estimates of recovery rates based on the latest available financial information, including credit ratings downgrades and the revised fiscal plan published by the Puerto Rico government in March 2017.  These defaulted bonds have been classified as non-performing assets since the third quarter of 2016.  As of March 31, 2017, the amortized cost of these bonds was $23.2 million ($10.1 million of GDB bonds and $13.1 million of Puerto Rico Public Buildings Authority bonds), net of $34.4 million in cumulative OTTI charges, recorded on the Corporation’s books at their aggregate fair value of $17.5 million ($6.4 million of GDB bonds and $11.2 million of Puerto Rico Public Buildings Authority bonds). Refer to Exposure to Puerto Rico Government discussion below for additional information.

In addition to bonds of the GDB and the Puerto Rico Public Buildings Authority, the Corporation owns bonds of the Puerto Rico Housing Finance Authority in the aggregate amount of $8.0 million carried on the Corporation’s books at their aggregate fair value of $6.2 million, which are current as to contractual payments as of March 31, 2017.

As of March 31, 2017, the Corporation’s held-to-maturity investment securities portfolio amounted to $156.0 million, down $0.2 million from December 31, 2016. Held-to-maturity investment securities consist of financing arrangements with Puerto Rico municipalities issued in bond form, accounted for as securities, but underwritten as loans with features that are typically found in commercial loans.  These obligations typically are not issued in bearer form, are not registered with the SEC and are not rated by external credit agencies. These bonds have seniority to the payment of operating costs and expenses of the municipality and are supported by assigned property tax revenues.  Approximately 87% consist of obligations issued by five of the largest municipalities in Puerto Rico (San Juan, Carolina, Bayamon, Mayaguez and Guaynabo).  The vast majority of these municipalities’ revenues are independent of the Puerto Rico central government. These municipalities are required by law to levy special property taxes in such amounts as are required for the payment of all of their respective general obligation bonds and loans.

    Refer to Exposure to Puerto Rico Government discussion below for information and details about the Corporation’s total direct exposure to the Puerto Rico Government.

The following table presents the carrying value of investments as of the indicated dates:

	March 31,	December 31,
	2017	2016
(In thousands)

Money market investments	$10,088	$10,094

Investment securities available for sale, at fair value:
U.S. government and agencies obligations	505,328	505,859
Puerto Rico government obligations	23,691	26,828
Mortgage-backed securities	1,302,451	1,348,725
Other	511	508
Total investment securities available for sale, at fair value	1,831,981	1,881,920

Investment securities held-to-maturity, at amortized cost:
Puerto Rico Municipal Bonds	156,049	156,190

Other equity securities, including $36.3 million and $40.8 million of FHLB stock
as of March 31, 2017 and December 31, 2016, respectively	38,492	42,992
Total money market and investment securities	$2,036,610	$2,091,196

Mortgage-backed securities as of the indicated dates consist of:

	March 31,	December 31,
(In thousands)	2017	2016

Available for sale:
FHLMC certificates	$304,683	$315,320
GNMA certificates	215,422	226,627
FNMA certificates	704,924	727,273
Collateralized mortgage obligations issued or
guaranteed by FHLMC and GNMA	58,114	58,812
Other mortgage pass-through certificates	19,308	20,693
Total mortgage-backed securities	$1,302,451	$1,348,725

   The carrying values of investment securities classified as available for sale and held to maturity as of March 31, 2017 by contractual maturity (excluding mortgage-backed securities and equity securities) are shown below:

	Carrying	Weighted
(Dollars in thousands)	Amount	Average Yield %

U.S. Government and agencies obligations
Due within one year	$57,470	0.99
Due after one year through five years	387,999	1.37
Due after five years through ten years	16,698	1.95
Due after ten years	43,161	1.36
	505,328	1.34

Puerto Rico government and municipalities obligations
Due after one year through five years	10,458	1.55
Due after five years through ten years	7,627	4.18
Due after ten years	161,655	4.46
	179,740	4.23

Other Investment Securities
Due after one year through five years	100	1.50
Total	685,168	2.12

Equity securities	411	2.08
Mortgage-backed securities	1,302,451	2.50

Total investment securities available for sale and held to maturity	$1,988,030	2.37

Net interest income of future periods could be affected by prepayments of mortgage-backed securities. Acceleration in the prepayments of mortgage-backed securities would lower yields on these securities, as the amortization of premiums paid upon acquisition of these securities would accelerate. Conversely, acceleration of the prepayments of mortgage-backed securities would increase yields on securities purchased at a discount, as the amortization of the discount would accelerate. These risks are directly linked to future period market interest rate fluctuations. Also, net interest income in future periods might be affected by the Corporation’s investment in callable securities. As of March 31, 2017, the Corporation has approximately $145.9 million in debt securities (U.S. Agencies and Puerto Rico government securities) with embedded calls and with an average yield of 1.43%. Refer to Risk Management below for further analysis of the effects of changing interest rates on the Corporation’s net interest income and of the interest rate risk management strategies followed by the Corporation. Also refer to Note 4 to the accompanying unaudited consolidated financial statements for additional information regarding the Corporation’s investment portfolio.

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

The Corporation’s risk management policies are described below as well as in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of First BanCorp.’s 2016 Annual Report on Form 10-K.

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

The Corporation manages liquidity at two levels. The first is the liquidity of the parent company, which is the holding company that owns the banking and non-banking subsidiaries. The second is the liquidity of the banking subsidiary. As of March 31, 2017, FirstBank could not pay any dividend to the parent company except upon receipt of prior approval by the New York FED and the Federal Reserve Board because of the Written Agreement. In 2017, the Corporation has continued to pay quarterly interest payments on the subordinated debentures associated with its trust preferred securities and the monthly dividend income on its non-cumulative perpetual monthly income preferred stock pursuant to regulatory approvals received to make these payments through June 30, 2017.

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

The Corporation manages its liquidity in a proactive manner, and maintains a sound liquidity position. Multiple measures are utilized to monitor the Corporation’s liquidity position, including core liquidity, basic liquidity, and time-based reserve measures. As of March 31, 2017, the estimated core liquidity reserve (which includes cash and free liquid assets) was $1.6 billion or 13.82% of total assets, compared to $1.6 billion or 13.35% of total assets as of December 31, 2016. The basic liquidity ratio (which adds available secured lines of credit to the core liquidity) was approximately 21.0% of total assets, compared to 19.7% of total assets as of December 31, 2016. As of March 31, 2017, the Corporation had $852.2 million available for additional credit from the FHLB NY. Unpledged liquid securities as of March 31, 2017, mainly fixed-rate MBS and U.S. agency debentures, amounted to approximately $1.1 billion. The Corporation does not rely on uncommitted inter-bank lines of credit (federal funds lines) to fund its operations and does not include them in the basic liquidity measure.   As of March 31, 2017, the holding company had $34.4 million of cash and cash equivalents. Cash and cash equivalents at the Bank level as of March 31, 2017 were approximately $417.3 million. The Bank has $1.4 billion in brokered CDs as of March 31, 2017, of which approximately $740.0 million mature over the next twelve months. Liquidity at the Bank level is highly dependent on bank deposits, which fund 75% of the Bank’s assets (or 64% excluding brokered CDs).

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

The Corporation has continued reducing the amounts of brokered CDs. As of March 31, 2017, the amount of brokered CDs of $1.4 billion had decreased $81.2 million from December 31, 2016. At the same time as the Corporation focuses on reducing its reliance on brokered CDs, it is seeking to add core deposits.  During the first quarter of 2017, the Corporation increased non-brokered deposits, excluding government deposits, by $86.3 million to $6.9 billion, primarily reflecting increases in demand deposits in both Puerto Rico and the Virgin Islands regions, partially offset by a reduction in saving deposits in the Florida region.

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

     The Corporation’s principal sources of funding are:

Brokered CDs – A large portion of the Corporation’s funding has been brokered CDs issued by FirstBank. Total brokered CDs decreased during the first quarter of 2017 by $81.2 million to $1.4 billion as of March 31, 2017.

     The average remaining term to maturity of the retail brokered CD outstanding as of March 31, 2017 was approximately 1 year.

     The use of brokered CDs has historically been important for the growth of the Corporation. The Corporation encounters intense competition in attracting and retaining regular retail deposits in Puerto Rico. The brokered CD market is very competitive and liquid, and has enabled the Corporation to obtain substantial amounts of funding in short periods of time. This strategy has enhanced the Corporation’s liquidity position, since brokered CDs are insured by the FDIC up to regulatory limits and can be obtained faster than regular retail deposits. During the first quarter of 2017, the Corporation issued $172.6 million in brokered CDs with an average cost of 1.46% (average life of 2 years).

The following table presents contractual maturities of time deposits with denominations of $100,000 or higher as of March 31, 2017:

Total
(In thousands)

Three months or less	$344,058
Over three months to six months	402,009
Over six months to one year	795,216
Over one year	1,373,249
Total	$2,914,532

     Certificates of deposit in denominations of $100,000 or higher include brokered CDs of $1.4 billion issued to deposit brokers in the form of large certificates of deposit that are generally participated out by brokers in shares of less than the FDIC insurance limit.

Government deposits – As of March 31, 2017, the Corporation had $434.5 million of Puerto Rico public sector deposits ($362.0 million in transactional accounts and $72.5 million in time deposits) compared to $408.8 million as of December 31, 2016.  Approximately 26% came from municipalities and municipal agencies in Puerto Rico and 74% came from public corporations and the central government and agencies.

     In addition, as of March 31, 2017, the Corporation had $150.9 million of government deposits in the Virgin Islands, compared to $154.9 million as of December 31, 2016.

Retail deposits – The Corporation’s deposit products also include regular savings accounts, demand deposit accounts, money market accounts and retail CDs. Total deposits, excluding brokered CDs and government deposits, increased by $86.3 million to $6.9 billion from the balance of $6.8 billion as of December 31, 2016.  The higher balance reflects increases of $67.4 million and $38.3 million in Puerto Rico and the Virgin Islands, respectively, primarily increases in demand deposits.  These increases were partially offset by a $19.4 million decrease in Florida.  Refer to Note 14 in the accompanying unaudited consolidated financial statements for further details.

Refer to the Net Interest Income discussion above for information about average balances of interest-bearing deposits, and the average interest rate paid on deposits for the quarters ended March 31, 2017 and 2016.

Securities sold under agreements to repurchase - The Corporation’s investment portfolio is funded in part with repurchase agreements. The Corporation’s outstanding securities sold under repurchase agreements amounted to $500 million as of March 31, 2017, unchanged from the balance as of December 31, 2016. One of the Corporation’s strategies has been the use of structured repurchase agreements and long-term repurchase agreements to reduce liquidity risk and manage exposure to interest rate risk by lengthening the final maturities of its liabilities while keeping funding costs at reasonable levels. In addition to these repurchase agreements, the Corporation has been able to maintain access to credit by using cost-effective sources such as FHLB advances. Refer to Note 15 in the Corporation’s unaudited consolidated financial statements for the quarter ended March 31, 2017 for further details about repurchase agreements outstanding by counterparty and maturities.

As of March 31, 2017, the Corporation had $200 million of reverse repurchase agreements with a counterparty under a master netting arrangement that provides for a right of setoff that meets the conditions of ASC 210-20-45-11 for a net presentation.  These repurchase agreements and reverse repurchase agreements are presented net on the consolidated statement of financial condition.

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

Advances from the FHLB – The Bank is a member of the FHLB system and obtains advances to fund its operations under a collateral agreement with the FHLB that requires the Bank to maintain qualifying mortgages and/or investments as collateral for advances taken. As of March 31, 2017 and December 31, 2016, the outstanding balance of FHLB advances was $570.0 million and $670.0 million, respectively.  The decrease was related to short-term advances that matured in the first quarter.  As of March 31, 2017, the Corporation had $852.2 million available for additional credit on FHLB lines of credit.

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

As mentioned above, during the first quarter of 2016, the Corporation completed the repurchase of trust preferred securities that were being auctioned in a public sale at which the Corporation was invited to participate. The Corporation repurchased and cancelled $10 million in trust preferred securities of the FBP Statutory Trust II, resulting in a commensurate reduction in the related subordinated debenture.  As of March 31, 2017, the Corporation still has subordinated debentures outstanding in the aggregate amount of $216.2 million.

During the second quarter of 2016, the Corporation received approval from the Federal Reserve and paid $31.2 million for all the accrued but deferred interest payments plus the interest for the second quarter on the Corporation’s subordinated debentures associated with its trust preferred securities. Subsequently, the Corporation has continued to pay quarterly interest payments on the subordinated debentures pursuant to quarterly regulatory approvals received to make these payments through June 30, 2017.  As of March 31, 2017, the Corporation is current on all interest payments due related to its subordinated debentures.  It is the intent of the Corporation to request approval for future periods to continue regularly scheduled quarterly payments.

Other Sources of Funds and Liquidity - The Corporation’s principal uses of funds are for the origination of loans and the repayment of maturing deposits and borrowings. The ratio of residential real estate loans to total loans has increased over time. Commensurate with the increase in its mortgage banking activities, the Corporation has also invested in technology and personnel to enhance the Corporation’s secondary mortgage market capabilities.

The enhanced capabilities improve the Corporation’s liquidity profile as they allow the Corporation to derive liquidity, if needed, from the sale of mortgage loans in the secondary market. The U.S. (including Puerto Rico) secondary mortgage market is still highly liquid, in large part because of the sale of mortgages through guarantee programs of the FHA, VA, HUD, FNMA and FHLMC. During the first quarter of 2017, the Corporation sold approximately $60.5 million of FHA/VA mortgage loans to GNMA, which packages them into mortgage-backed securities. Any regulatory actions affecting GNMA, FNMA or FHLMC could adversely affect the secondary mortgage market.

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

    Cash Flows

     Cash and cash equivalents were $424.1 million as of March 31, 2017, an increase of $124.4 million when compared to the balance as of December 31, 2016. The following discussion highlights the major activities and transactions that affected the Corporation’s cash flows during the first quarter of 2017 and 2016.

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

For the first quarter of 2017 and 2016, net cash provided by operating activities was $84.8 million and $54.3 million, respectively.  Net cash generated from operating activities was higher than reported net income largely as a result of adjustments for operating items such as the provision for loan and lease losses, depreciation and amortization, and impairments as well as the cash generated from sales of loans held for sale.

Cash Flows from Investing Activities

The Corporation’s investing activities primarily relate to originating loans to be held for investment and purchasing, selling and repaying available-for-sale and held-to-maturity investment securities. For the quarter ended March 31, 2017, net cash provided by investing activities was $82.1 million, primarily reflecting U.S. agency MBS prepayments and proceeds from the sale of the PREPA credit line.

For the first quarter of 2015, net cash provided by investing activities was $131.5 million, primarily reflecting principal repayments on loans held for investment and available-for-sale mortgage-backed securities.

Cash Flows from Financing Activities

The Corporation’s financing activities primarily include the receipt of deposits and the issuance of brokered CDs, the issuance and payments of long-term debt, the issuance of equity instruments and activities related to its short-term funding. For the first quarter of 2017, net cash used in financing activities was $42.5 million, mainly reflecting the effect of repayments of maturing short-term FHLB advances and brokered CDs, partially offset by the increase in non-brokered deposits.

 In the first quarter of 2016, net cash provided by financing activities was $88.6 million, mainly reflecting the effect of the increase in non-brokered deposits, partially offset by the cash used for the repurchase and cancellation of trust preferred securities and the repayments of maturing brokered CDs.

Capital

As of March 31, 2017, the Corporation’s stockholders’ equity was $1.8 billion, an increase of $36.8 million from December 31, 2016.  The increase was mainly driven by the earnings generated in the first quarter, exclusive of the $12.2 million of OTTI charges to earnings in the first quarter that were previously included as part of other comprehensive loss in total equity.  As a result of the Written Agreement with the New York FED, currently neither First BanCorp., nor FirstBank, is permitted to pay dividends on capital securities without prior approval.  In December 31, 2016, for the first time since July 2009, the Corporation paid dividends on its non-cumulative perpetual monthly income preferred stock, after receiving regulatory approval.  The Corporation has received regulatory approvals to pay monthly dividends through June 2017 and paid monthly dividends in January, February, March and April 2017.  The Corporation intends to request approval in future periods to continue to pay monthly dividend payments on the non-cumulative perpetual monthly income preferred stock.

Set forth below are First BanCorp.'s and FirstBank's regulatory capital ratios as of March 31, 2017 and December 31, 2016:

			Banking Subsidiary
	First BanCorp.		FirstBank		To be well capitalized - General thresholds
		Fully		Fully
As of March 31, 2017	Actual	Phased-in (1)	Actual	Phased-in (1)
Total capital ratio (Total capital to risk-weighted assets)	21.85%	21.38%	21.29%	20.84%	10.00%
Common Equity Tier 1 capital ratio
(Common equity Tier 1 capital to risk weighted assets)	18.22%	17.41%	16.98%	16.17%	6.50%
Tier 1 capital ratio (Tier 1 capital to risk-weighted assets)	18.22%	17.81%	20.03%	19.58%	8.00%
Leverage ratio	13.83%	13.81%	15.22%	15.20%	5.00%

			Banking Subsidiary
	First BanCorp		FirstBank		To be well capitalized - General thresholds
		Fully		Fully
As of December 31, 2016	Actual	Phased-in (1)	Actual	Phased-in (1)
Total capital (Total capital to risk-weighted assets)	21.34%	20.84%	20.80%	20.32%	10.00%
Common Equity Tier 1 capital ratio
(Common equity Tier 1 capital to risk weighted assets)	17.74%	16.90%	16.92%	15.70%	6.50%
Tier 1 capital ratio (Tier 1 capital to risk-weighted assets)	17.74%	17.30%	19.53%	19.05%	8.00%
Leverage ratio	13.70%	13.64%	15.10%	15.04%	5.00%

(1) Certain adjustments required under the Basel III rules will be phased in through the end of 2018. The ratios shown in this column are calculated assuming a fully phased-in basis of all such adjustments as if they were effective as of March 31, 2017 and December 31, 2016.

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

The Corporation, as an institution with more than $10 billion but less than $50 billion of total consolidated assets, is subject to certain requirements established by the Dodd-Frank Act, including those related to capital stress testing. The Dodd-Frank Act stress testing requirements are implemented for the Corporation through the Dodd-Frank Act stress testing requirements that apply to banking organizations with consolidated assets of more than $10 billion and less than $50 billion. Consistent with these requirements, the Corporation submitted its second annual company-run stress test to regulators in July 2016, which were published in October 2016. The results show that even in a severely adverse economic environment, which we are not currently in nor do we anticipate being in during the near future, the Corporation’s and the Bank’s capital ratios significantly exceed the Basel III well-capitalized requirements throughout the nine-quarter horizon.

The tangible common equity ratio and tangible book value per common share are non-GAAP financial measures generally used by the financial community to evaluate capital adequacy. Tangible common equity is total equity less preferred equity, goodwill, core deposit intangibles, purchased credit card relationship asset and insurance customer relationship intangible asset. Tangible assets are total assets less goodwill, core deposit intangibles, purchased credit card relationship and insurance customer relationship intangible assets.  Refer to Basis of Presentation below for additional information.

     The following table is a reconciliation of the Corporation’s tangible common equity and tangible assets as of March 31, 2017 and December 31, 2016, respectively:

	March 31,	December 31,
(In thousands, except ratios and per share information)	2017	2016

Total equity - GAAP	$1,823,017	$1,786,243
Preferred equity	(36,104)	(36,104)
Goodwill	(28,098)	(28,098)
Purchased credit card relationship intangible	(9,899)	(10,531)
Core deposit intangible	(6,747)	(7,198)
Insurance customer relationship intangible	(889)	(927)
Tangible common equity	$1,741,280	$1,703,385

Total assets - GAAP	$11,890,398	$11,922,455
Goodwill	(28,098)	(28,098)
Purchased credit card relationship intangible	(9,899)	(10,531)
Core deposit intangible	(6,747)	(7,198)
Insurance customer relationship intangible	(889)	(927)
Tangible assets	$11,844,765	$11,875,701
Common shares outstanding	218,431	217,446

Tangible common equity ratio	14.70%	14.34%
Tangible book value per common share	$7.97	$7.83

A secondary offering of the Corporation’s common stock by certain of the Corporation’s existing stockholders was completed on February 7, 2017.  Funds affiliated with Thomas H. Lee Partners (“THL”) sold 10 million shares of the Corporation’s common stock, and funds managed by Oaktree Capital Management, L.P. (“Oaktree”) sold 10 million shares of the Corporation’s common stock.  In addition, the underwriters exercised their option to purchase an additional 3 million shares of the Corporation’s common stock from the selling stockholders.  The Corporation did not receive any proceeds from the offering.  As of March 31, 2017, each of THL and Oaktree owns 9.2% of the Corporation’s common stock

Off -Balance Sheet Arrangements

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

     As a provider of financial services, the Corporation routinely enters into commitments with off-balance-sheet risk to meet the financial needs of its customers. These financial instruments may include loan commitments and standby letters of credit. These commitments are subject to the same credit policies and approval processes used for on-balance-sheet instruments. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the statement of financial position. As of March 31, 2017, commitments to extend credit amounted to approximately $1.2 billion, of which $680.7 million relates to credit card loans.  Commercial and financial standby letters of credit amounted to approximately $55.0 million.  Commitments to extend credit are agreements to lend to customers as long as the conditions established in the contract are met. Generally, the Corporation does not enter into interest rate lock agreements with prospective borrowers in connection with mortgage banking activities.

Contractual Obligations and Commitments

       The following table presents a detail of the maturities of the Corporation’s contractual obligations and commitments, which consist of CDs, long-term contractual debt obligations, commitments to sell mortgage loans and commitments to extend credit:

	Contractual Obligations and Commitments
	As of March 31, 2017
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
	(In thousands)

Contractual obligations:
Certificates of deposit	$3,707,828	$2,003,961	$1,351,625	$345,169	$7,073
Securities sold under agreements to repurchase (1)	300,000	100,000	-	-	200,000
Advances from FHLB	570,000	270,000	300,000	-	-
Other borrowings	216,187	-	-	-	216,187
Total contractual obligations	$4,794,015	$2,373,961	$1,651,625	$345,169	$423,260

Commitments to sell mortgage loans	$59,909

Standby letters of credit	$2,556

Commitments to extend credit:
Lines of credit	$1,143,090
Letters of credit	52,431
Construction undisbursed funds	62,028
Total commercial commitments	$1,257,549

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

The 12-month net interest income is forecasted assuming the March 31, 2017 interest rate curves remain constant. Then, net interest income is estimated under rising and falling rate scenarios. For the rising rate scenario, a gradual (ramp) parallel upward shift of the yield curve is assumed during the first twelve months (the “+200 ramp” scenario). Conversely, for the falling rate scenarios, a gradual (ramp) parallel downward shift of the yield curves is assumed during the first twelve months (the “-200 ramp” scenario). However, given the current low levels of interest rates, a full downward shift of 200 basis points would represent an unrealistic scenario. Therefore, under the falling rate scenario, rates move downward up to 200 basis points, but without reaching zero. The resulting scenario shows interest rates close to zero in most cases, reflecting a flattening yield curve instead of a parallel downward scenario.

The Libor/Swap curve for March 31, 2017, as compared to December 2016, reflected a 14 basis points increase in the short-term horizon, between one to twelve months, while market rates increased by 11 basis points in the medium term, that is, between 2 to 5 years. In the long-term, that is, over a 5-year-time horizon, market rates increased by 5 basis points, causing a more flatten yield curve. The U.S. Treasury curve in the short-term increased by 26 basis points and in the medium-term horizon increased by 1 basis points as compared to the December 2016 end of month levels. The long-term horizon decreased by 4 basis points as compared to December 2016 end-of-month levels.

The following table presents the results of the simulations as of March 31, 2017 and December 31, 2016. Consistent with prior years, these exclude non-cash changes in the fair value of derivatives:

	March 31, 2017				December 31, 2016
	Net Interest Income Risk				Net Interest Income Risk
	(Projected for the next 12 months)				(Projected for the next 12 months)
	Static Simulation		Growing Balance Sheet		Static Simulation		Growing Balance Sheet
(Dollars in millions)	Change	% Change	Change	% Change	Change	% Change	Change	% Change
+ 200 bps ramp	$12.9	2.62%	$14.6	2.93%	$12.1	2.51%	$14.0	2.89%
- 200 bps ramp	$(10.0)	(2.02)%	$(13.5)	(2.71)%	$(6.5)	(1.36)%	$(11.4)	(2.35)%

    The Corporation continues to manage its balance sheet structure to control the overall interest rate risk. As part of the strategy to limit the interest rate risk, the Company has executed certain transactions that affected the simulation results.  The composition of the loan portfolio has changed as compared to the December 2016 end of month levels. While the overall loan portfolio decreased largely due to the sale of the PREPA credit line, the performing loans increased during the quarter, as the Corporation continue to replace non-performing loans with performing loans. The Corporation has continued repositioning the balance sheet by reducing its holdings of brokered CDs, with a reduction of $81.2 million during the first quarter.  Total deposits, excluding brokered CDs and government deposits, increased in the quarter by $86.3 million, primarily reflecting increases in demand deposits in both Puerto Rico and the Virgin Islands. Cash and cash equivalents increased by $124.4 million during the first quarter of 2017, mainly tied to an increase in non-interest bearing deposits, proceeds from U.S agency MBS prepayments and the sale of the PREPA credit line, along with loans repayments.

Taking into consideration the above-mentioned facts for modeling purposes, the net interest income for the next twelve months under a non-static balance sheet scenario is estimated to increase by $14.6 million in the rising rate scenario when compared against the Corporation’s flat or unchanged interest rate forecast scenario. Under the falling rate, non-static scenario the net interest income is estimated to decrease by $13.5 million.

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

Forward Contracts - Forward contracts are sales of TBAs MBS that will settle over the standard delivery date and do not qualify as “regular way” security trades. Regular-way security trades are contracts that have no net settlement provision and no market mechanism to facilitate net settlement and provide for delivery of a security within the timeframe generally established by regulations or conventions in the market-place or exchange in which the transaction is being executed. The forward sales are considered derivative instruments that need to be marked-to-market. These securities are used to hedge the FHA/VA residential mortgage loan securitizations of the mortgage-banking operations. Unrealized gains (losses) are recognized as part of mortgage banking activities in the consolidated statement of income.

     For detailed information regarding the volume of derivative activities (e.g. notional amounts), location and fair values of derivative instruments in the Statement of Financial Condition and the amount of gains and losses reported in the statement of income, refer to Note 10 in the accompanying unaudited consolidated financial statements.

The following tables summarize the fair value changes in the Corporation’s derivatives as well as the sources of the fair values:
	Asset Derivatives	Liability Derivatives
	Quarter Ended	Quarter Ended
(In thousands)	March 31, 2017	March 31, 2017

Fair value of contracts outstanding at the beginning
of the period	$554	$(753)
Changes in fair value during the period	(113)	56
Fair value of contracts outstanding as of March 31, 2017	$441	$(697)

Sources of Fair Value

	Payment Due by Period
		Maturity 1-3 Years	Maturity 3-5 Years	Maturity in Excess of 5 Years	Total Fair Value
	Maturity
(In thousands)	Less Than One Year
As of March 31, 2017
Pricing from observable market inputs -
Asset Derivatives	$-	$-	$441	$-	$441
Pricing from observable market inputs -
Liability Derivatives	(257)	-	(440)	-	(697)
	$(257)	$-	$1	$-	$(256)

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

As of March 31, 2017 and December 31, 2016, all of the derivative instruments held by the Corporation were considered undesignated economic hedges.

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

Credit Risk Management

First BanCorp. is subject to credit risk mainly with respect to its portfolio of loans receivable and off-balance-sheet instruments, mainly derivatives and loan commitments. Loans receivable represents loans that First BanCorp. holds for investment and, therefore, First BanCorp. is at risk for the term of the loan. Loan commitments represent commitments to extend credit, subject to specific conditions, for specific amounts and maturities. These commitments may expose the Corporation to credit risk and are subject to the same review and approval process as for loans. Refer to Contractual Obligations and Commitments above for further details. The credit risk of derivatives arises from the potential of the counterparty’s default on its contractual obligations. To manage this credit risk, the Corporation deals with counterparties of good credit standing, enters into master netting agreements whenever possible and, when appropriate, obtains collateral. For further details and information on the Corporation’s derivative credit risk exposure, refer to Interest Rate Risk Management above. The Corporation manages its credit risk through its credit policy, underwriting, independent loan review and quality control procedures, statistical analysis, comprehensive financial analysis, and established management committees. The Corporation also employs proactive collection and loss mitigation efforts. Furthermore, personnel performing structured loan workout functions are responsible for mitigating defaults and minimizing losses upon default within each region and for each business segment. In the case of the C&I, commercial mortgage and construction loan portfolios, the Special Asset Group (“SAG”) focuses on strategies for the accelerated reduction of non-performing assets through note sales, short sales, loss mitigation programs, and sales of OREO.  In addition to the management of the resolution process for problem loans, the SAG oversees collection efforts for all loans to prevent migration to the non-performing and/or adversely classified status.  The SAG utilizes relationship officers, collection specialists and attorneys. In the case of residential construction projects, the workout function monitors project specifics, such as project management and marketing, as deemed necessary.

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

The ratio of the allowance for loan and lease losses to total loans held for investment remained relatively flat at 2.30% as of March 31, 2017 compared to 2.31% as of December 31, 2016. The allowance to total loans for each of the Corporation’s categories of loans changed as follows: the allowance to total loans for the C&I portfolio decreased from 2.84% as of December 31, 2016 to 2.18% as of March 31, 2017 reflecting the effect of the decrease in adversely classified and non-performing assets experienced during the first quarter of 2017, including the sale of the PREPA credit line as well as lower historical loss rates applied to the general reserve; the allowance to total loans for the commercial mortgage portfolio increased from 3.65% as of December 31, 2016 to 4.29% as of March 31, 2017, significantly impacted by the $10.8 million increase to the specific reserve for commercial mortgage loans guaranteed by the TDF in light of  the revised fiscal plan published by the Puerto Rico government in March 2017 that includes the TDF guarantees as part of the debt to be negotiated and subject to the fiscal plan; the allowance to total loans for the construction loan portfolio increased from 2.05% as of December 31, 2016 to 2.82% as of March 31, 2017 primarily due to the increase in the specific reserve of construction loans in the Virgin Islands; the allowance to total loans for the residential mortgage portfolio increased from 1.03% as of December 31, 2016 to 1.09% as of March 31, 2017 primarily related to adjustments to the loss severity estimates that are used in the calculation of the general reserve, including adjustments to liquidation cost assumptions; and the allowance to total consumer loans and finance leases decreased slightly from 2.90% as of December 31, 2016 to 2.88% as of March 31, 2017.

The ratio of the total allowance to non-performing loans held for investment was 42.56% as of March 31, 2017 compared to 36.71% as of December 31, 2016, driven by the sale of the PREPA credit line and the aforementioned increase in the reserve for commercial mortgage loans guaranteed by the TDF.

Substantially all of the Corporation’s loan portfolio is located within the boundaries of the U.S. economy. Whether the collateral is located in Puerto Rico, the U.S. and British Virgin Islands or the U.S. mainland (mainly in the state of Florida), the performance of the Corporation’s loan portfolio and the value of the collateral supporting the transactions are dependent upon the performance of and conditions within each specific area’s real estate market. The real estate market in Puerto Rico experienced readjustments in value over the last few years, driven by the loss of income due to higher unemployment, reduced demand and general adverse economic conditions. The Corporation sets adequate loan-to-value ratios upon original approval following its regulatory and credit policy standards.

As shown in the following table, the allowance for loan and lease losses amounted to $203.2 million as of March 31, 2017, or 2.30% of total loans, compared with $205.6 million, or 2.31% of total loans, as of December 31, 2016. Refer to Provision for Loan and Lease Losses discussion above for additional information.

	Quarter Ended March 31
(Dollars in thousands)	2017		2016

Allowance for loan and lease losses, beginning of period	$205,603		$240,710
Provision (release) for loan and lease losses:
Residential Mortgage	9,271		5,938
Commercial Mortgage	12,539		1,062
Commercial and Industrial (1)	(4,806)		5,809
Construction	942		(432)
Consumer and Finance Leases	7,496		8,676
Total provision for loan and lease losses	25,442		21,053
Charge-offs
Residential Mortgage	(8,225)		(7,306)
Commercial Mortgage	(1,362)		(575)
Commercial and Industrial (2)	(12,052)		(3,759)
Construction	(63)		(91)
Consumer and Finance Leases	(11,192)		(14,804)
Total charge offs	(32,894)		(26,535)
Recoveries:
Residential Mortgage	749		346
Commercial Mortgage	30		46
Commercial and Industrial	875		280
Construction	445		17
Consumer and Finance Leases	2,981		2,208
Total recoveries	5,080		2,897
Net Charge-Offs	(27,814)		(23,638)
Allowance for loan and lease losses, end of period	$203,231		$238,125

Allowance for loan and lease losses to period end total loans held for investment	2.30%		2.65%
Net charge-offs (annualized) to average loans outstanding during the period	1.26%		1.05%
Net charge-offs (annualized), excluding charge-offs of $10.7 million related to the sale of the
PREPA credit line in the first quarter of 2017 (3)	0.78%		1.05%
Provision for loan and lease losses to net charge-offs during the period	0.91	x	0.89	x
Provision for loan and lease losses to net-charge-offs during period, excluding the impact of the
sale of the PREPA credit line in the first quarter of 2017 (3)	1.46	x	0.89	x

(1)	Includes a provision of $0.6 million associated with the sale of the PREPA credit line in the first quarter of 2017.
(2)	Includes a charge-off of $10.7 million associated with the sale of the PREPA credit line in the first quarter of 2017.
(3)	Refer to Overview of Results of Operations above and the Basis of Presentation below for a reconciliation of these measures.

The following table sets forth information concerning the allocation of the loan allowance for loan and lease losses by loan category and the percentage of loan balances in each category to the total of such loans as of the dates indicated:

	As of		As of
	March 31, 2017		December 31, 2016
(In thousands)	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans

Residential mortgage loans	$35,775	37%	$33,980	37%
Commercial mortgage loans	68,468	18%	57,261	18%
Construction loans	3,886	2%	2,562	1%
Commercial and Industrial loans	45,970	24%	61,953	25%
Consumer loans and finance leases	49,132	19%	49,847	19%
	$203,231	100%	$205,603	100%

    The following table sets forth information concerning the composition of the Corporation's allowance for loan and lease losses as of March 31, 2017 and December 31, 2016 by loan category and by whether the allowance and related provisions were calculated individually or through a general valuation allowance.

As of March 31, 2017	Residential Mortgage Loans	Commercial Mortgage Loans			Consumer and Finance Leases
				Construction Loans
(Dollars in thousands)			C&I Loans			Total
Impaired loans without specific reserves:
Principal balance of loans, net of charge-offs	$57,930	$25,369	$13,235	$-	$5,087	$101,621
Impaired loans with specific reserves:
Principal balance of loans, net of charge-offs	374,868	167,666	72,824	51,801	38,418	705,577
Allowance for loan and lease losses	8,551	36,638	12,711	2,835	5,576	66,311
Allowance for loan and lease losses to principal
balance	2.28%	21.85%	17.45%	5.47%	14.51%	9.40%
PCI loans:
Carrying value of PCI loans	158,940	4,160	-	-	-	163,100
Allowance for PCI loans	6,545	312	-	-	-	6,857
Allowance for PCI loans to carrying value	4.12%	7.50%	-	-	-	4.20%

Loans with general allowance:
Principal balance of loans	2,680,860	1,398,981	2,022,473	86,086	1,663,651	7,852,051
Allowance for loan and lease losses	20,679	31,518	33,259	1,051	43,556	130,063
Allowance for loan and lease losses to principal
balance	0.77%	2.25%	1.64%	1.22%	2.62%	1.66%

Total loans held for investment:
Principal balance of loans	$3,272,598	$1,596,176	$2,108,532	$137,887	$1,707,156	$8,822,349
Allowance for loan and lease losses	35,775	68,468	45,970	3,886	49,132	203,231
Allowance for loan and lease losses to principal
balance (1)	1.09%	4.29%	2.18%	2.82%	2.88%	2.30%

	Residential Mortgage Loans	Commercial Mortgage Loans			Consumer and Finance Leases
				Construction Loans
(Dollars in thousands)			C&I Loans			Total

As of December 31, 2016
Impaired loans without specific reserves:
Principal balance of loans, net of charge-offs	$67,996	$72,620	$14,656	$1,136	$5,209	$161,617

Impaired loans with specific reserves:
Principal balance of loans, net of charge-offs	374,271	121,771	138,887	52,155	39,204	726,288
Allowance for loan and lease losses	8,633	26,172	22,638	1,405	5,573	64,421
Allowance for loan and lease losses to principal
balance	2.31%	21.49%	16.30%	2.69%	14.22%	8.87%

PCI loans:
Carrying value of PCI loans	162,676	3,142	-	-	-	165,818
Allowance for PCI loans	6,632	225	-	-	-	6,857
Allowance for PCI loans to carrying value	4.08%	7.16%	-	-	-	4.14%

Loans with general allowance:
Principal balance of loans	2,691,088	1,371,275	2,026,912	71,660	1,672,215	7,833,150
Allowance for loan and lease losses	18,715	30,864	39,315	1,157	44,274	134,325
Allowance for loan and lease losses to principal
balance	0.70%	2.25%	1.94%	1.61%	2.65%	1.71%

Total loans held for investment:
Principal balance of loans	$3,296,031	$1,568,808	$2,180,455	$124,951	$1,716,628	$8,886,873
Allowance for loan and lease losses	33,980	57,261	61,953	2,562	49,847	205,603
Allowance for loan and lease losses to principal
balance (1)	1.03%	3.65%	2.84%	2.05%	2.90%	2.31%

__________
(1)

Loans used in the denominator include PCI loans of $163.1 million and $165.8 million as of March 31, 2017 and December 31, 2016, respectively. However, the Corporation separately tracks and reports PCI loans and excludes these loans from the amounts of non-performing loans, impaired loans, TDRs and non-performing assets.

The following tables show the activity for impaired loans held for investment and the related specific reserve during the first quarter of 2017 and 2016:

		March 31, 2017	March 31, 2016
		(In thousands)
	Impaired Loans:
	Balance at beginning of period	$887,905	$806,509
	Loans determined impaired during the period	19,628	157,984
	Charge-offs (1)	(17,404)	(8,352)
	Loans sold, net of charge-offs	(53,245)	-
	Increases to impaired loans - additional disbursements	541	1,347
	Foreclosures	(9,457)	(7,421)
	Loans no longer considered impaired	(892)	(20,339)
	Paid in full or partial payments	(19,878)	(12,137)
	Balance at end of period	$807,198	$917,591

(1)	For the first quarter of 2017, includes a charge-off of $10.7 million related to the sale of the PREPA credit line.

		March 31, 2017	March 31, 2016
		(In thousands)
	Specific Reserve:
	Balance at beginning of period	$64,421	$52,581
	Provision for loan losses	19,294	37,266
	Charge-offs	(17,404)	(8,352)
	Balance at end of period	$66,311	$81,495

     In addition, as of March 31, 2017, the Corporation maintained a $0.8 million reserve for unfunded loan commitments mainly related to outstanding commitments on floor plan revolving lines of credit. The reserve for unfunded loan commitments is an estimate of the losses inherent in off-balance sheet loan commitments to borrowers that are experiencing financial difficulties at the balance sheet date. The reserve for unfunded loan commitments is included as part of accounts payable and other liabilities in the consolidated statement of financial condition and any change to the reserve is included as part of other non-interest expenses in the consolidated statement of income.

Non-performing Loans and Non-performing Assets

Total non-performing assets consist of non-performing loans (generally loans held for investment or loans held for sale on which the recognition of interest income has been discontinued when the loan became 90 days past due or earlier if the full and timely collection of interest or principal is uncertain), foreclosed real estate and other repossessed properties, and non-performing investment securities. When a loan is placed in non-performing status, any interest previously recognized and not collected is reversed and charged against interest income.

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

The following table presents non-performing assets as of the dates indicated:

	March 31,	December 31,
(Dollars in thousands)	2017	2016

Non-performing loans held for investment:
Residential mortgage	$154,893	$160,867
Commercial mortgage	174,908	178,696
Commercial and Industrial	77,972	146,599
Construction	48,468	49,852
Finance leases	904	1,335
Consumer	20,421	22,745
Total non-performing loans held for investment	$477,566	$560,094
OREO	137,784	137,681
Other repossessed property	6,235	7,300
Other assets (1)	17,531	21,362
Total non-performing assets, excluding loans held for sale	$639,116	$726,437

Non-performing loans held for sale	8,079	8,079
Total non-performing assets, including loans held for sale (2)(3)	$647,195	$734,516

Past due loans 90 days and still accruing (4)(5)	$143,089	$135,808
Non-performing assets to total assets	5.44%	6.16%
Non-performing loans held for investment to total loans held for investment	5.41%	6.30%
Allowance for loan and lease losses	$203,231	$205,603
Allowance to total non-performing loans held for investment	42.56%	36.71%
Allowance to total non-performing loans held for investment,
excluding residential real estate loans	62.98%	51.50%

___________
(1)

Consists of bonds of the GDB and the Puerto Rico Public Buildings Authority held as part of the available-for-sale investment securities portfolio with an amortized cost of $23.2 million, recorded on the Corporation's books at their aggregate fair value of $17.5 million as of March 31, 2017 (December 31, 2016 - $20.5 million).

(2)

Purchased credit impaired loans accounted for under ASC 310-30 of $163.1 million and $165.8 million as of March 31, 2017 and December 31, 2016, respectively, are excluded and not considered non-performing due to the application of the accretion method, under which these loans will accrete interest income over the remaining life of the loans using estimated cash flow analysis.

(3)

Non-performing assets exclude $385.2 million and $384.9 million of TDR loans that are in compliance with the modified terms and in accrual status as of March 31, 2017 and December 31, 2016, respectively.

(4)

It is the Corporation's policy to report delinquent residential mortgage loans insured by the FHA or guaranteed by the VA as past-due loans 90 days and still accruing as opposed to non-performing loans since the principal repayment is insured. These balances include $31.0 million of residential mortgage loans insured by the FHA or guaranteed by the VA that are over 15 months delinquent, and are no longer accruing interest as of March 31, 2017.

(5)

Amounts include purchased credit impaired loans with individual delinquencies over 90 days and still accruing with a carrying value as of March 31, 2017 and December 31, 2016 of approximately $27.2 million and $29.0 million, respectively, primarily related to loans acquired from Doral Bank in the first quarter of 2015 and from Doral Financial in the second quarter of 2014.

The following table shows non-performing assets by geographic segment:
	March 31,	December 31,
(Dollars in thousands)	2017	2016
Puerto Rico:
Non-performing loans held for investment:
Residential mortgage	$129,693	$135,863
Commercial mortgage	164,223	167,241
Commercial and Industrial	73,355	141,916
Construction	10,185	10,227
Finance leases	904	1,335
Consumer	19,603	21,592
Total non-performing loans held for investment	397,963	478,174

OREO	128,795	128,395
Other repossessed property	6,197	7,217
Other assets (1)	17,531	21,362
Total non-performing assets, excluding loans held for sale	$550,486	$635,148
Non-performing loans held for sale	8,079	8,079
Total non-performing assets, including loans held for sale (2)	$558,565	$643,227
Past due loans 90 days and still accruing (3)	$138,772	$131,783

Virgin Islands:
Non-performing loans held for investment:
Residential mortgage	$18,039	$19,860
Commercial mortgage	7,151	7,617
Commercial and Industrial	4,617	4,683
Construction	38,201	39,625
Consumer	445	452
Total non-performing loans held for investment	68,453	72,237

OREO	6,456	6,216
Other repossessed property	5	5
Total non-performing assets, excluding loans held for sale	$74,914	$78,458
Past due loans 90 days and still accruing	$2,470	$2,133

United States:
Non-performing loans held for investment:
Residential mortgage	$7,161	$5,144
Commercial mortgage	3,534	3,838
Construction	82	-
Consumer	373	701
Total non-performing loans held for investment	11,150	9,683

OREO	2,533	3,070
Other repossessed property	33	78
Total non-performing assets	$13,716	$12,831
Past due loans 90 days and still accruing	$1,847	$1,892

(1)

Consists of bonds of the GDB and the Puerto Rico Public Buildings Authority held as part of the available-for-sale investment securities portfolio with an amortized cost of $23.2 million, recorded on the Corporation's books at their aggregate fair value of $17.5 million as of March 31, 2017 (December 31, 2016 - $20.5 million).

(2)

Purchased credit impaired loans accounted for under ASC 310-30 of $163.1 million and $165.8 million as of March 31, 2017 and December 31, 2016, respectively, are excluded and not considered non-performing due to the application of the accretion method, under which these loans will accrete interest income over the remaining life of the loans using estimated cash flow analysis.

(3)

Amount includes purchased credit impaired loans with individual delinquencies over 90 days and still accruing with a carrying value as of  March 31, 2017  and December 31, 2016 of approximately $27.2 million and $29.0 million, respectively, primarily related to loans acquired from Doral Bank in the first quarter of 2015 and  from Doral Financial in the second quarter of 2014.

     Total non-performing loans, including non-performing loans held for sale, were $485.6 million as of March 31, 2017. This represents a decrease of $82.5 million from $568.2 million as of December 31, 2016.  The decrease in non-performing assets was primarily attributable to the aforementioned sale of the PREPA credit line with a book value of $64 million at the time of sale, as well as commercial loan cash collections and charge-offs, and decreases of $6.0 million and $2.7 million in non-performing residential mortgage and consumer loans, respectively.

    Non-performing commercial mortgage loans decreased by $3.8 million to $174.9 million as of March 31, 2017 from $178.7 million as of December 31, 2016. The decrease was primarily related to charge-offs and collections during the period, including approximately $0.7 million of interest payments applied to principal on loans guaranteed by the TDF.  Total inflows of non-performing commercial mortgage loans amounted to $0.9 million during the first quarter of 2017 compared to $133.5 million for the same period in 2016.  Commercial mortgage loans guaranteed by the TDF were placed in non-performing status in the first quarter of 2016.

     Non-performing C&I loans decreased by $68.6 million to $78.0 million as of March 31, 2017 from $146.6 million as of December 31, 2016. The decrease was primarily related to the aforementioned sale of the PREPA credit line with a book value of $64 million at the time of sale as well as collections and charge-offs. Total inflows of non-performing C&I loans were $1.4 million compared to $8.6 million in the first quarter of 2016.

Non-performing construction loans, including non-performing construction loans held for sale, decreased by $1.4 million to $56.5 million from $57.9 million as of December 31, 2016, primarily as a result of cash collections, including a $1.0 million loan paid-off in Puerto Rico. The inflows of non-performing construction loans during the first quarter of 2017 amounted to $0.5 million compared to inflows of $0.3 million for the same period in 2016.

The following tables present the activity of commercial and construction non-performing loans held for investment:

	Commercial Mortgage	Commercial & Industrial	Construction	Total
(In thousands)
Quarter ended March 31, 2017
Beginning balance	$178,696	$146,599	$49,852	375,147
Plus:
Additions to non-performing	905	1,389	457	2,751
Less:
Loans returned to accrual status	(473)	(812)	-	(1,285)
Non-performing loans transferred to OREO	(531)	(457)	(162)	(1,150)
Non-performing loans charged-off	(1,107)	(11,975)	(60)	(13,142)
Loan collections	(2,829)	(3,527)	(1,619)	(7,975)
Reclassification	247	-	-	247
Non-performing loans sold, net of charge-offs	-	(53,245)	-	(53,245)
Ending balance	$174,908	$77,972	$48,468	$301,348

	Commercial Mortgage	Commercial & Industrial	Construction	Total
(In thousands)
Quarter ended March 31, 2016
Beginning balance	$51,333	$137,051	$54,636	243,020
Plus:
Additions to non-performing	133,452	8,577	308	142,337
Less:
Loans returned to accrual status	(145)	(361)	-	(506)
Non-performing loans transferred to OREO	(562)	(583)	(55)	(1,200)
Non-performing loans charged-off	(315)	(3,754)	(69)	(4,138)
Loan collections	(1,078)	(3,034)	(706)	(4,818)
Reclassification	78	-	(78)	-
Ending balance	$182,763	$137,896	$54,036	$374,695

    Total non-performing commercial and construction loans, including non-performing loans held for sale, with a book value of $309.4 million as of March 31, 2017 are being carried (net of reserves and accumulated charge-offs) at 50.7% of unpaid principal balance.

    Non-performing residential mortgage loans decreased by $6.0 million to $154.9 million as of March 31, 2017 from $160.9 million as of December 31, 2016. The decrease was mainly driven by loans brought current, foreclosures, and charge-offs. The inflows of non-performing residential mortgage loans during the first quarter of 2017 amounted to $22.8 million compared to inflows of $24.9 million for the same period in 2016. Approximately $46.3 million, or 30% of total non-performing residential mortgage loans, have been written down to their net realizable value and no specific reserve was allocated.

The following table presents the activity of residential non-performing loans held for investment:

	Quarters Ended
(In thousands)	March 31, 2017	March 31, 2016

Beginning balance	$160,867	$169,001
Plus:
Additions to non-performing	22,848	24,916
Less:
Loans returned to accrual status	(12,150)	(9,327)
Non-performing loans transferred to OREO	(9,551)	(6,744)
Non-performing loans charged-off	(4,452)	(4,134)
Loan collections	(2,422)	(822)
Reclassification	(247)	-
Ending balance	$154,893	$172,890

  The amount of non-performing consumer loans, including finance leases, showed a $2.8 million decrease during the first quarter of 2017 to $21.3 million compared to $24.1 million as of December 31, 2016.  The decrease was mainly related to charge-offs and cash collections, primarily related to auto loans and finance leases.  The inflows of non-performing consumer loans of $7.8 million decreased $2.3 million compared to inflows of $10.1 million for the same period in 2016.

As of March 31, 2017, approximately $170.1 million of the loans placed in non-accrual status, mainly commercial loans, were current, or had delinquencies of less than 90 days in their interest payments, including $80.9 million of TDRs maintained in nonaccrual status until the restructured loans meet the criteria of sustained payment performance under the revised terms for reinstatement to accrual status and there is no doubt about full collectability. Collections on these loans are being recorded on a cash basis through earnings, or on a cost-recovery basis, as conditions warrant.

     During the quarter ended March 31, 2017, interest income of approximately $1.9 million related to non-performing loans with a carrying value of $301.5 million as of March 31, 2017, mainly non-performing construction and commercial loans, was applied against the related principal balances under the cost-recovery method.

    As of March 31, 2017, approximately $69.3 million, or 15%, of total non-performing loans held for investment have been charged-off to their net realizable value and no specific reserve was allocated as shown in the following table.

(Dollars in thousands)	Residential Mortgage Loans	Commercial Mortgage Loans	C&I Loans	Construction Loans	Consumer and Finance Leases	Total
As of March 31, 2017
Non-performing loans held for investment
charged-off to realizable value	$46,291	$10,815	$11,093	$-	$1,076	$69,275
Other non-performing loans held
for investment	108,602	164,093	66,879	48,468	20,249	408,291
Total non-performing loans held
for investment	$154,893	$174,908	$77,972	$48,468	$21,325	$477,566

Allowance to non-performing loans held for
investments	23.10%	39.15%	58.96%	8.02%	230.40%	42.56%
Allowance to non-performing loans held for
investments, excluding non-performing loans
charged-off to realizable value	32.94%	41.73%	68.74%	8.02%	242.64%	49.78%

As of December 31, 2016
Non-performing loans held for investment
charged-off to realizable value	$54,356	$52,241	$12,488	$1,027	$1,243	$121,355
Other non-performing loans held
for investment	106,511	126,455	134,111	48,825	22,837	438,739
Total non-performing loans held
for investment	$160,867	$178,696	$146,599	$49,852	$24,080	$560,094

Allowance to non-performing loans held for
investments	21.12%	32.04%	42.26%	5.14%	207.01%	36.71%
Allowance to non-performing loans held for
investments, excluding non-performing loans
charged-off to realizable value	31.90%	45.28%	46.20%	5.25%	218.27%	46.86%

The Corporation provides homeownership preservation assistance to its customers through a loss mitigation program in Puerto Rico that is similar to the U.S. government’s Home Affordable Modification Program guidelines. Depending upon the nature of borrowers’ financial condition, restructurings or loan modifications through this program as well as other restructurings of individual commercial, commercial mortgage, construction, and residential mortgage loans fit the definition of a TDR. A restructuring of a debt constitutes a TDR if the creditor for economic or legal reasons related to the debtor’s financial difficulties grants a concession to the debtor that it would not otherwise consider. Modifications involve changes in one or more of the loan terms that bring a defaulted loan current and provide sustainable affordability. Changes may include the refinancing of any past-due amounts, including interest and escrow, the extension of the maturity of the loan and modifications of the loan rate. As of March 31, 2017, the Corporation’s total TDR loans held for investment of $602.4 million consisted of $368.7 million of residential mortgage loans, $75.3 million of commercial and industrial loans, $70.6 million of commercial mortgage loans, $46.1 million of construction loans, and $41.6 million of consumer loans.

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

Prior to permanently modifying a loan, the Corporation may enter into trial modifications with certain borrowers. Trial modifications generally represent a six-month period during which the borrower makes monthly payments under the anticipated modified payment terms prior to a formal modification. Upon successful completion of a trial modification, the Corporation and the borrower enter into a permanent modification. TDR loans that are participating in or that have been offered a binding trial modification are classified as TDRs when the trial offer is made and continue to be classified as TDRs regardless of whether the borrower enters into a permanent modification. As of March 31, 2017, the Corporation classified an additional $3.6 million of residential mortgage loans as TDRs that were participating in or had been offered a trial modification.

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

 In addition, the Corporation extends, renews, and restructures loans with satisfactory credit profiles. Many commercial loan facilities are structured as lines of credit, which mainly have one-year terms and, therefore, are required to be renewed annually. Other facilities may be restructured or extended from time to time based upon changes in the borrower’s business needs, use of funds, the timing of completion of projects, and other factors. If the borrower is not deemed to have financial difficulties, extensions, renewals, and restructurings are done in the normal course of business and are not considered to be concessions, and the loans continue to be recorded as performing.

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

The following table provides a breakdown between the accrual and nonaccrual TDRs:

(In thousands)	March 31, 2017
	Accrual	Non-accrual (1)	Total TDRs

Non-FHA/VA Residential Mortgage loans	$294,199	$74,548	$368,747
Commercial Mortgage loans	33,232	37,415	70,647
Commercial and Industrial loans	19,729	55,566	75,295
Construction loans	7,693	38,423	46,116
Consumer loans - Auto	16,348	8,578	24,926
Finance leases	2,446	64	2,510
Consumer loans - Other	11,561	2,562	14,123
Total Troubled Debt Restructurings	$385,208	$217,156	$602,364

(1)

Included in non-accrual loans are $80.9 million in loans that are performing under the terms of the restructuring agreement but are reported in non-accrual status until the restructured loans meet the criteria of sustained payment performance under the revised terms for reinstatement to accrual status and are deemed fully collectible.

  The OREO portfolio, which is part of non-performing assets, increased by $0.1 million. The following tables show the composition of the OREO portfolio as of March 31, 2017 and December 31, 2016, as well as the activity during the quarter ended March 31, 2017 of the OREO portfolio by geographic region:

OREO Composition by Region

(In thousands)	As of March 31, 2017
	Puerto Rico	Virgin Islands	Florida	Consolidated
Residential	$47,636	$514	$2,533	$50,683
Commercial	71,277	4,931	-	76,208
Construction	9,882	1,011	-	10,893
	$128,795	$6,456	$2,533	$137,784

(In thousands)	As of December 31, 2016
	Puerto Rico	Virgin Islands	Florida	Consolidated
Residential	$43,925	$289	$2,703	$46,917
Commercial	73,393	4,938	367	78,698
Construction	11,077	989	-	12,066
	$128,395	$6,216	$3,070	$137,681

OREO Activity by Region

(In thousands)	As of March 31, 2017
	Puerto Rico	Virgin Islands	Florida	Consolidated
Beginning Balance	$128,395	$6,216	$3,070	$137,681
Additions	13,203	226	168	13,597
Sales	(6,467)	-	(657)	(7,124)
Fair value adjustments	(6,336)	14	(48)	(6,370)
Ending Balance	$128,795	$6,456	$2,533	$137,784

Net Charge-offs and Total Credit Losses

Total net charge-offs for the first quarter of 2017 were $27.8 million, or 1.26% of average loans on an annualized basis, compared to $23.6 million, or an annualized 1.05%, for the first quarter of 2016. Net charge-offs for the first quarter of 2017 include a $10.7 million charge-off associated with the sale of the PREPA credit line. Excluding the charge-off related to the sale of the PREPA credit line, total adjusted net charge-offs for the first quarter of 2017 were $17.1 million, or 0.78% of average loans.

Commercial mortgage loans net charge-offs in the first quarter of 2017 were $1.3 million, or an annualized 0.33% of related average loans, compared to $0.5 million, or an annualized 0.14%, for the first quarter of 2016.  Substantially all of the $1.3 million in net charge-offs for the first quarter of 2017 related to loans in Puerto Rico.

Commercial and industrial loans net charge-offs in the first quarter of 2017 totaled $11.2 million, or an annualized 2.07% of related average loans, compared to $3.5 million, or an annualized 0.64%, for the first quarter of 2016. Commercial and industrial loans net charge-offs in the first quarter of 2017 include the $10.7 million charge-off associated with the sale of the PREPA credit line. Excluding the impact of the PREPA credit line, adjusted commercial and industrial net charge-offs were $0.4 million in the first quarter of 2017, or 0.08% of average loans.

Construction loans net recoveries in the first quarter of 2017 were $0.4 million, or an annualized (1.17)% of related average loans, compared to net charge-offs $0.1 million, or an annualized 0.18%, for the first quarter of 2016. The variance was primarily related to a loan loss recovery of $0.4 million recorded in the first quarter of 2017 on a non-performing construction loan paid-off in the Virgin Islands.

     Residential mortgage loans net charge-offs in the first quarter of 2017 were $7.5 million, or an annualized 0.92% of related average loans, compared to $7.0 million, or an annualized 0.84%, for the first quarter of 2016. Approximately $3.7 million in charge-offs for the first quarter of 2017 resulted from valuations for impairment purposes of residential mortgage loans considered homogeneous given high delinquency and loan-to-value levels, compared to $4.1 million for the first quarter of 2016. Net charge-offs on residential mortgage loans also included $3.0 million related to foreclosures, compared to $2.1 million in the first quarter of 2016.

Net charge-offs of consumer loans and finance leases in the first quarter of 2017 were $8.2  million, or an annualized 1.92% of related average loans, compared to $12.6 million, or an annualized 2.79% of average loans, in the first quarter of 2016.  The decrease was primarily reflected in the auto loan portfolio and also reflects the effect of the loan loss recovery of $1.2 million recorded in the first quarter of 2017 on the sale of certain credit card loans that had been fully charged off in prior periods.

The following table presents annualized net charge-offs to average loans held-in-portfolio:

	Quarter Ended
	March 31, 2017	March 31, 2016

Residential mortgage	0.92%	0.84%
Commercial mortgage	0.33%	0.14%
Commercial and industrial (1)	2.07%	0.64%
Construction (2)	(1.17)%	0.18%
Consumer and finance leases	1.92%	2.79%
Total loans (3)	1.26%	1.05%
_______________
(1)

Includes a charge-off of $10.7 million associated with the sale of the PREPA credit line in the first quarter of 2017. The ratio of commercial and industrial net charge-offs to average loans, excluding the charge-off associated with the sale of the PREPA credit line, was 0.08% in the first quarter of 2017.

(2)	For the first quarter of 2017, recoveries in construction loans exceeded chage-offs.
(3)

Includes the charge-off of $10.7 million associated with the sale of the PREPA credit line in the first quarter of 2017. The ratio of total net charge-offs to average loans, excluding the charge-off associated with the sale of the PREPA credit line, was 0.78% in the first quarter of 2017.

The following table presents net charge-offs or (recoveries) to average loans held in various portfolios by geographic segment:

	Quarter Ended
	March 31,	March 31,
	2017	2016
PUERTO RICO:
Residential mortgage	1.19%	1.07%
Commercial mortgage	0.46%	0.16%
Commercial and Industrial (1)	2.86%	0.83%
Construction	0.52%	0.12%
Consumer and finance leases	1.96%	2.93%
Total loans (2)	1.62%	1.30%
VIRGIN ISLANDS:
Residential mortgage	0.10%	0.07%
Commercial mortgage (3)	(0.11)%	(0.13)%
Commercial and Industrial (4)	-%	(0.03)%
Construction (5)	(3.90)%	0.41%
Consumer and finance leases	1.19%	0.83%
Total loans (6)	(0.15)%	0.11%
FLORIDA:
Residential mortgage	0.11%	0.05%
Commercial mortgage (7)	(0.01)%	0.12%
Commercial and Industrial (8)	-%	(0.02)%
Construction (9)	(0.12)%	(0.30)%
Consumer and finance leases (10)	1.43%	(0.61)%
Total loans	0.09%	0.01%

(1) Includes the charge-off of $10.7 million associated with the sale of the PREPA credit line in the first quarter of 2017. The ratio of commercial and industrial net charge-offs to average loans in Puerto Rico, excluding the charge-off associated with the sale of the PREPA credit line, was 0.12%.

(2) Includes the charge-off of $10.7 million associated with the sale of the PREPA credit line in the first quarter of 2017. The ratio of total net charge-offs to average loans in Puerto Rico, excluding the charge-off associated with the sale of the PREPA credit line, was 1.00%.

(3) For the first quarter of 2017 and 2016, recoveries in commercial mortgage loans in the Virgin Islands exceeded charge-offs.
(4) For the first quarter of 2016, recoveries in commercial and industrial loans in the Virgin Islands exceeded charge-offs.
(5) For the first quarter of 2017, recoveries in construction loans in the Virgin Islands exceeded charge-offs.
(6) For the first quarter of 2017, recoveries in total loans in the Virgin Islands exceeded charge-offs.
(7) For the first quarter of 2017, recoveries in commercial mortgage loans in Florida exceeded charge-offs.
(8) For the first quarter of 2016, recoveries in commercial and industrial loans in Florida exceeded charge-offs.
(9) For the first quarter of 2017 and 2016, recoveries in construction loans in Florida exceeded charge-offs.
(10) For the first quarter of 2016, recoveries in consumer and finance leases loans in Florida exceeded charge-offs.

The above ratios are based on annualized charge-offs and are not necessarily indicative of the results expected for the entire year or in subsequent periods.

    Total credit losses (equal to net charge-offs plus losses on OREO operations) for the first quarter of 2017 amounted to $31.9 million, or 1.59% on an annualized basis to average loans and repossessed assets, in contrast to credit losses of $26.8  million, or a loss rate of 1.17%, for the same period in 2016.

The following table presents a detail of the OREO inventory and credit losses for the periods indicated:

	Quarter Ended
	March 31,
(Dollars in thousands)	2017	2016

OREO
OREO balances, carrying value:
Residential	$50,683	$42,976
Commercial	76,208	86,008
Construction	10,893	13,904
Total	$137,784	$142,888

OREO activity (number of properties):
Beginning property inventory	626	549
Properties acquired	114	83
Properties disposed	(69)	(69)
Ending property inventory	671	563

Average holding period (in days)
Residential	333	328
Commercial	881	545
Construction	1,150	1,308
	701	554
OREO operations gain (loss) :
Market adjustments and gain (losses) on sale:
Residential	$(1,388)	$(824)
Commercial	(3,383)	(1,887)
Construction	793	34
	(3,978)	(2,677)
Other OREO operations expenses	(97)	(529)
Net Loss on OREO operations	$(4,075)	$(3,206)

CHARGE-OFFS
Residential charge offs, net	(7,476)	(6,960)
Commercial charge offs, net	(12,509)	(4,008)
Construction charge offs, net	382	(74)
Consumer and finance leases charge-offs, net	(8,211)	(12,596)
Total charge-offs, net	(27,814)	(23,638)
TOTAL CREDIT LOSSES (1)	$(31,889)	$(26,844)

LOSS RATIO PER CATEGORY (2):
Residential	1.07%	0.93%
Commercial	1.66%	0.62%
Construction	-3.28%	0.09%
Consumer	1.91%	2.77%
TOTAL CREDIT LOSS RATIO (3)	1.59%	1.17%
________
(1)	Equal to Net Loss on OREO operations plus charge-offs, net.
(2)	Calculated as net charge-offs plus market adjustments and gains (losses) on sale of OREO divided by average loans and repossessed assets.
(3)	Calculated as net charge-offs plus net loss on OREO operations divided by average loans and repossessed assets.

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

Concentration Risk

The Corporation conducts its operations in a geographically concentrated area, as its main market is Puerto Rico. However, the Corporation has diversified its geographical risk as evidenced by its operations in the Virgin Islands and in Florida. Of the total gross loan portfolio held for investment of $8.8 billion as of March 31, 2017, approximately 77% has credit risk concentration in Puerto Rico, 16% in the United States (mainly in the state of Florida) and 7% in the Virgin Islands.

Update to the Puerto Rico Fiscal Situation

The GDB-Economic Activity Index (the “GDB-EAI”) in March 2017 was 121.0, a 2.5% reduction compared to March 2016, and a decrease of 0.4% compared to February 2017. On a year-to-date basis (July 2016 to March 2017) the decline was 2.2% with respect to the same period of the previous fiscal year.  The GDB-EAI is a coincident index of economic activity for Puerto Rico made up of four indicators (non-farm payroll employment, electric power generation, cement sales and gasoline consumption).  The seasonally adjusted unemployment rate in Puerto Rico was 11.5% in March 2017, compared to 12.4% in December 2016.

Based on information published by the Puerto Rico government, General Fund net revenues in March 2017 totaled $994.4 million, which was $64.7 million, or 7.0%, more than in March 2016. This is the highest figure for the month of March since 2013. In addition, these revenues exceeded monthly projections by $66.2 million. The fiscal 2017 year-to-date net revenues to the General Fund totaled $6,402.3 million, an increase of $154 million, or 2.5%, compared with the same period of the previous fiscal year, and $250.2 million, or 4.1%, above projections.

On March 15, 2017, the PROMESA oversight board set April 30, 2017 as the deadline for the Puerto Rico Governor’s submission to the PROMESA oversight Board of his proposed budget for fiscal year 2018, along with a detailed implementation plan for the measures contained in the Commonwealth Fiscal Plan and a revised Liquidity Plan for the Commonwealth, including measures to generate a $200 million cash reserve by June 30, 2017 above the balance reflected in the Commonwealth Fiscal Plan. The PROMESA oversight board also sets a series of deadlines for subsequent steps in route to the adoption of the operative budget.

  On April 5, 2017, Moody’s lowered the credit ratings on $13 billion of Puerto Rican bonds, including the GDB’s senior notes, bonds issued by the Puerto Rico Infrastructure Financing Authority, backed by rum taxes; bonds issued by its convention center authority, backed by hotel occupancy taxes; debt of the island's largest retirement system, backed by government pension contributions; and the 1998 Resolution bonds of the island's highway authority from Ca to C.  It also downgraded to Ca from Caa3 bonds issued by the Puerto Rico Industrial Development Company, backed by commercial property rent, but affirmed ratings on Puerto Rico general obligation bonds guaranteed by its constitution, and the Puerto Rico Sales Tax Financing Corporation (“COFINA”) debt, backed by sales tax revenue.

On April 28, 2017, the PROMESA oversight board approved the fiscal plans of the GDB, the Puerto Rico Highways and Transportation Authority (PRHTA), the Puerto Rico Aqueduct and Sewer Authority (PRASA) and the Puerto Rico Electric Power Authority.  With its fiscal plan, the GDB prepares a gradual and orderly wind down of its operations over 10 years that seeks to mitigate the impact to its stakeholders and supports their ability to continue delivering essential services and promote economic growth. Separately from the fiscal plan, the PROMESA oversight board noted that Puerto Rico’s Fiscal Agency and Financial Advisory Authority (FAFAA) should provide a certification regarding the anticipated impact that reduced GDB distributions to depositors and other potential exposures might have on other government entities with fiscal plans and/or budgets.   With respect to the TDF, the GDB stated in their fiscal plan that the resolution that created the TDF “specifically provides that the GDB shall not be liable for the payment of any of the TDF’s debts of “any nature,” unless expressly guaranteed by the GDB.

PREPA was requested by the PROMESA oversight board to amend its plan to ensure it can lower customer rates to 21 cents per kilowatt hour by 2023 by achieving lower costs of generation and capturing other efficiency gains. The PROMESA oversight board directed PREPA to develop these savings through an expeditious capital improvement program that rapidly transitions the generation mix to low cost power sources, and other initiatives, including an increase in operational efficiency and detailed governance and implementation proposals to be further developed.  The implementation plan should reflect:

•          A clear path to realizing necessary capital improvements expeditiously, including a workable financing strategy for a credible capital expenditure plan that rapidly transitions the generation mix to lower cost power sources.

•          A detailed plan to implement public/private partnerships or full privatization for energy generation and to finance necessary improvements in the grid.

•          Changes to improve operational efficiency and procurement practices, to lower pension costs, to reduce contract spending, and to lower other costs.

•          Development and inclusion of a detailed elimination of the Contribution In Lieu of Taxes (CILT) to 0% within the next 3-5 years beyond the 15% reduction included within the PREPA Fiscal Plan.

•          A review of assets that could be monetized, either in the context of public private partnerships or otherwise to fund necessary capital improvements.

PRASA, whose plan will seek to reduce a 10-year funding gap of $3.5 billion, was ordered to raise rates through the implementation of a moderate but broad-based, multi-year rate increase schedule, with appropriate measures to protect lower-income residential customers, to cover the corporation’s operating and capital expenditures while avoiding sporadic, large, and onerous one-time rate hikes, which tend to have a larger impact on consumers, while PRHTA must alter its blueprint to address its fiscal sustainability asset by asset.

On April 29, 2017, the Puerto Rico governor signed the House Bill 938, which seeks equality in fringe benefits throughout the Puerto Rico government (public corporations and the central government), including, among others, Christmas Bonus, employer contributions to the medical plan, vacation periods, and medical leave.  The Puerto Rico governor also created a committee made up of the directors of the FAFAA, the Puerto Rico Department of Treasury, and the Office of Management and Budget, whose task will be to review the revenues of public corporations and other Puerto Rico government entities, and increase or reduce any rates in order to meet the metrics of the revised fiscal plan approved by the PROMESA oversight board.

On May 3, 2017 The Puerto Rico government and the PROMESA oversight board filed for a form of bankruptcy in the U.S. District court in Puerto Rico under Title III of PROMESA. The Title III allows for a court debt restructuring process similar to U.S. bankruptcy protection.

Exposure to Puerto Rico Government

As of March 31, 2017, the Corporation had $245.0 million of direct exposure to the Puerto Rico Government, its municipalities and public corporations, compared to $323.3 million as of December 31, 2016. Approximately $190.9 million of the exposure consisted of loans and obligations of municipalities in Puerto Rico that are supported by assigned property tax revenues and for which, in most cases, the good faith, credit and unlimited taxing power of the applicable municipality have been pledged to their repayment.  Approximately 88% of the Corporation’s municipality exposure consists primarily of senior priority obligations concentrated in five of the largest municipalities in Puerto Rico (San Juan, Carolina, Bayamon, Mayaguez and Guaynabo). The vast majority of these municipalities’ revenues are independent of the Puerto Rico central government.  These municipalities are required by law to levy special property taxes in such amounts as shall be required for the payment of all of their respective general obligation bonds and notes.  The PROMESA oversight board has not designated any of the Commonwealth’s 78 municipalities as covered entities under PROMESA.  However, while the revised fiscal plan submitted by the Puerto Rico government did not contemplate a restructuring of the debt of Puerto Rico’s municipalities, the plan did call for the gradual elimination of budgetary subsidies provided to municipalities. Furthermore, municipalities are also likely to be affected by the negative economic and other effects resulting from expense, revenue or cash management measures taken to address the Puerto Rico Government’s fiscal and liquidity shortfalls, or measures included in fiscal plans of other government entities, such as the gradual elimination to 0% of the CILT requested by the PROMESA oversight board to be included in the PREPA fiscal plan. In addition to municipalities, the total direct exposure to the Puerto Rico government included $6.8 million of loans to units of the central government, and approximately $16.2 million consisted of loans to an affiliate of a public corporation.  As mentioned above, the sale in the first quarter of 2017 of the PREPA credit line, with a book value of $64 million at the time of sale, contributed significantly to the reduction of the Corporation’s direct exposure to the Puerto Rico government.

The Corporation’s total direct exposure also includes obligations of the Puerto Rico government with an amortized cost of $31.2 million as part of its available-for-sale investment securities portfolio, net of $34.4 million in cumulative other-than-temporary credit impairment charges, and recorded on its books at a fair value of $23.7 million as of March 31, 2017. During the first quarter of 2017, the Corporation recorded a $12.2 million OTTI charge on three Puerto Rico Government debt securities held by the Corporation as part of its available-for-sale securities portfolio, specifically bonds of the GDB and the Puerto Rico Public Buildings Authority. The credit-related impairment loss on these defaulted bonds considered revised estimates of recovery rates based on the latest available information, including credit ratings downgrades and the revised fiscal plan published by the Puerto Rico government in March 2017. These bonds have been classified as non-performing assets since the third quarter of 2016.  As of March 31, 2017, the amortized cost of these bonds (net of the $34.4 million in cumulative other-than-temporary credit impairment charges) is $23.2 million ($10.1 million of GDB bonds and $13.1 million of Puerto Rico Public Buildings Authority bonds), or 41% of the unpaid principal balance.

The following table details the Corporation’s total direct exposure to the Puerto Rico Government according to their maturities:

	As of March 31, 2017
	Investment
	Portfolio		Total
	(Amortized cost)	Loans	Exposure

(In thousands)
Central Government:
After 1 to 5 years	$-	$6,830	$6,830
Total Central Government	-	6,830	6,830

Government Development Bank:
After 1 to 5 years	10,126	-	10,126
Total Government Development Bank	10,126	-	10,126

Puerto Rico Housing Finance Authority:
After 10 years	7,976	-	7,976
Total Puerto Rico Housing Finance Authority	7,976	-	7,976

Puerto Rico Public Buildings Authority:
After 10 years	13,084	-	13,084
Total Puerto Rico Public Buildings Authority	13,084	-	13,084

Public Corporations:
Affiliate of the Puerto Rico Electric Power Authority:
After 5 to 10 years	-	16,170	16,170
Total Public Corporations	-	16,170	16,170

Municipalities:
After 1 to 5 years	4,108	34,811	38,919
After 5 to 10 years	7,627	-	7,627
After 10 years	144,314	-	144,314
Total Municipalities	156,049	34,811	190,860

Total Direct Government Exposure	$187,235	$57,811	$245,046

      Furthermore, as of March 31, 2017, the Corporation had financings to the hotel industry in Puerto Rico guaranteed by the TDF with an outstanding principal balance of $127.6 million (book value of $110.9 million), compared to $127.7 million outstanding (book value of $111.8 million) as of December 31, 2016. The borrower and the operations of the underlying collateral of these loans are the primary sources of repayment and the TDF provides a secondary guarantee for payment performance.  The TDF is a subsidiary of the GDB that facilitates private sector financings to Puerto Rico’s hotel industry.  These loans have been classified as non-performing and impaired since the first quarter of 2016, and interest payments have been applied against principal since then. Approximately $2.7 million of interest payments received on loans guaranteed by the TDF since late March 2016 have been applied against principal. The Corporation received payments on the largest of these three loans sufficient to cover the monthly contractual payments up to its maturity on February 1, 2017. This loan is currently being renegotiated and the borrower has continued to make monthly interest payments.  In addition, the borrowers’ cash flows related to the other two loans are insufficient to cover debt service and the Corporation is not receiving collections from the TDF guarantee.  During the first quarter of 2017, the Corporation increased by $10.8 million the specific reserve allocated to these loans in light of the recent credit downgrades and the revised fiscal plan published by the Puerto Rico government that includes the TDF guarantees as part of the debt to be negotiated and subject to the fiscal plan.  As of March 31, 2017, the loans guaranteed by the TDF are being carried (net of reserves and accumulated charge-offs) at 63% of unpaid principal balance.  The Corporation measures impairment on these loans based on the fair value of the collateral and the existence of the government guarantee.  The value of the Puerto Rico government guarantees, including the TDF guarantees, could be adversely affected by developments in the Puerto Rico government’s fiscal situation including, the debt restructuring process, the GDB’s recently approved fiscal plan that would wind down the GDB’s operations over 10 years, the legal actions against Puerto Rico government that resumed upon the expiration on May 1, 2017 of the automatic stay on litigations under PROMESA, the filing by the Puerto Rico government and the PROMESA oversight board of a Title III proceeding available under PROMESA that provides a court supervised process for a comprehensive debt restructuring similar to the U.S. bankruptcy protection, and other  actions taken or those that may have to be taken by the Puerto Rico government or the PROMESA oversight board to address Puerto Rico’s fiscal and economic crisis.  If, as a result of developments, including discussions with regulators, loan rating downgrades, progress in the debt restructuring process, or for other reasons, the Corporation determines that additional impairment charges are necessary, such an action would adversely affect the Corporation’s results of operations in the period in which such determination is made.

   As of March 31, 2017 the total reserve to book value coverage ratio related to commercial loans extended to or guaranteed by the Puerto Rico government (excluding municipalities) was 23%.

  In addition, the Corporation had $118.6 million in exposure to residential mortgage loans that are guaranteed by the Puerto Rico Housing Finance Authority.  Residential mortgage loans guaranteed by the Puerto Rico Housing Finance Authority are secured by the underlying properties and the guarantees serve to cover shortfalls in collateral in the event of a borrower default. The Puerto Rico government guarantees up to $75 million of the principal guaranteed under the mortgage loans insurance program. According to the most recently released audited financial statements of the Puerto Rico Housing Finance Authority, as of June 30, 2015, the Puerto Rico Housing Finance Authority’s mortgage loans insurance program covered loans in aggregate of approximately $552 million. The regulations adopted by the Puerto Rico Housing Finance Authority require the establishment of adequate reserves to guarantee the solvency of the mortgage loans insurance fund. As of June 30, 2015, the most recent date as to which information is available, the Puerto Rico Housing Finance Authority had a restricted net position for such purposes of approximately $77.4 million.

Furthermore, as of March 31, 2017, the Corporation had $434.5 million of public sector deposits in Puerto Rico. Approximately 26% is from municipalities and municipal agencies in Puerto Rico and 74% is from public corporations and the central government and agencies in Puerto Rico.

Impact of Inflation and Changing Prices

The financial statements and related data presented herein have been prepared in conformity with GAAP, which requires the measurement of the financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation.

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

Basis of Presentation

The Corporation has included in this Form 10-Q the following financial measures that are not recognized under GAAP, which are referred to as non-GAAP financial measures:

1.       Net interest income, interest rate spread, and net interest margin are reported excluding the changes in the fair value of derivative instruments and on a tax-equivalent basis in order to provide to investors the additional information about the

Corporation’s net interest income that management uses and believes should facilitate comparability and analysis. The changes in the fair value of derivative instruments have no effect on interest due or interest earned on interest-bearing liabilities or interest-earning assets, respectively. The tax-equivalent adjustment to net interest income recognizes the income tax savings when comparing taxable and tax-exempt assets and assumes a marginal income tax rate. Income from tax-exempt earning assets is increased by an amount equivalent to the taxes that would have been paid if this income had been taxable at statutory rates. Management believes that it is a standard practice in the banking industry to present net interest income, interest rate spread, and net interest margin on a fully tax-equivalent basis. This adjustment puts all earning assets, most notably tax-exempt securities and certain loans, on a common basis that facilitates comparison of results to the results of peers.  Refer to Net Interest Income discussion above for the table that reconciles the non-GAAP financial measure “net interest income excluding fair value changes and on a tax-equivalent basis” with net interest income calculated and presented in accordance with GAAP.  The table also reconciles the non-GAAP financial measures “net interest spread and margin excluding fair value changes and on a tax-equivalent basis” with net interest spread and margin calculated and presented in accordance with GAAP.

2.       The tangible common equity ratio and tangible book value per common share are non-GAAP financial measures generally used by the financial community to evaluate capital adequacy. Tangible common equity is total equity less preferred equity, goodwill, core deposit intangibles, and other intangibles, such as the purchased credit card relationship intangible and the insurance customer relationship intangible. Tangible assets are total assets less goodwill, core deposit intangibles, and other intangibles, such as the purchased credit card relationship intangible and the insurance customer relationship intangible. Management and many stock analysts use the tangible common equity ratio and tangible book value per common share in conjunction with more traditional bank capital ratios to compare the capital adequacy of banking organizations with significant amounts of goodwill or other intangible assets, typically stemming from the use of the purchase method of accounting for mergers and acquisitions. Accordingly, the Corporation believes that disclosures of these financial measures may be useful also to investors.  Neither tangible common equity nor tangible assets, or the related measures should be considered in isolation or as a substitute for stockholders’ equity, total assets, or any other measure calculated in accordance with GAAP. Moreover, the manner in which the Corporation calculates its tangible common equity, tangible assets, and any other related measures may differ from that of other companies reporting measures with similar names.  Refer to Risk Management – Capital discussion above for a reconciliation of the Corporation’s tangible common equity and tangible assets.

3.       Adjusted provision for loan and lease losses, adjusted net charge-offs, and the ratios of adjusted net charge-offs to average loans, and adjusted provision for loan and lease losses to net charge-offs are non-GAAP financial measures that exclude the effects related to the sale of the Corporation’s participation in the PREPA line of credit in the first quarter of 2017 with a book value of $64 million at the time of sale.  Management believes that this information helps investors understand the adjusted measures without regard to items that are not expected to reoccur with any regularity or may reoccur at uncertain times and in uncertain amounts on reported results and facilitates comparisons with prior periods.

4.       Adjusted non-interest income excludes for the first quarters of 2017 and 2016 the following:

•         OTTI charges on debt securities of $12.2 million and $6.7 million in the first quarter of 2017 and 2016, respectively.

•         Gain of $4.2 million on the repurchase and cancellation of trust preferred securities in the first quarter of 2016.

•         Gain of $8 thousand on the sale of a U.S. Treasury bill in the first quarter of 2016, respectively.

Management believes that the exclusion from non-interest income of items that are not expected to reoccur with any regularity or may reoccur at uncertain times or in uncertain amounts, facilitates comparisons with prior periods, and provides an alternate presentation of the Corporation’s performance.

5.       Adjusted non-interest expenses excludes for the first quarter of 2017 the following:

•         Costs of $0.3 million associated with a secondary offering of the Corporation’s common stock by certain of the existing stockholders in the first quarter of 2017.

Management believes that the exclusion from non-interest expenses of adjustments that are above normal or recurring levels, are not expected to reoccur with any regularity or may reoccur at uncertain times and in uncertain amounts, facilitates comparisons with prior periods, and provides an alternate presentation of the Corporation’s performance

6.       Adjusted net income that excludes the effect of a $13.2 tax benefit recorded in the first quarter of 2017 related to the change in tax status of certain subsidiaries from taxable corporations to limited liability companies, and the effect of all the items mentioned above and their tax related impacts as follows:

•         Tax benefit of $0.2 million related to the sale of the PREPA credit line in the first quarter of 2017 (calculated based on the statutory tax rate of 39%).

•         No tax benefit was recorded for the OTTI charges recorded in 2017 and 2016.

•         The gain realized on the repurchase and cancellation of trust preferred securities and costs incurred associated with the secondary offerings, recorded at the holding company level, had no effect on the income tax expense in 2016 and 2017.

Management believes that the exclusion from net income of items that are not reflective of core operating performance, are not expected to reoccur with any regularity or may reoccur at uncertain times and in uncertain amounts, facilitates comparisons with prior periods, and provides an alternate presentation of the Corporation’s performance.

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

    Refer to Overview of Results of Operations discussion above for the reconciliation of the non-GAAP financial measures “adjusted net income,” “adjusted provision for loan and lease losses,” “adjusted net charge-offs,” and “adjusted net charge-offs to average loans ratio” to the GAAP financial measures.  The following tables reconcile the non-GAAP financial measures “adjusted non-interest income” and “adjusted non-interest expenses,” to the GAAP financial measures for the first quarter of 2017 and 2016:

2017 First Quarter	As reported (GAAP)	Secondary Offering Costs	OTTI on Debt Securities	Adjusted (Non-GAAP)
(Dollars in thousands)
Non-interest income	$8,243	$-	$12,231	$20,474
Net loss on investment and impairments	(12,231)	-	12,231	-
Non-interest expenses	$87,882	$(274)	$-	$87,608
Professional Fees	10,956	(254)	-	10,702
Business promotion	3,281	(20)	-	3,261

2016 First Quarter	As reported (GAAP)	OTTI on Debt Securities	Gain on Repurchase and Cancellation of Trust Preferred Securities	Gain on Sale of Investment Securities	Adjusted (Non-GAAP)
(Dollars in thousands)
Non-interest income	$18,469	$6,687	$(4,217)	$(8)	$20,931
Net (loss) gain on investment and impairments	(6,679)	6,687	-	(8)	-
Gain on early extinguishment of debt	4,217	-	(4,217)	-	-

The following table reconciles the provision for loan and lease losses to net charge-offs to the Non-GAAP financial measure "adjusted provision for loan and lease losses to net charge-offs" for the first quarter of 2017:

	Provision for Loan and Lease
	Losses to Net Charge-Offs
	(GAAP to Non-GAAP reconciliation)
	Three-Month Period Ended
	March 31, 2017
	Provision for Loan	Net Charge-Offs
(In thousands)	and Lease Losses

Provision for loan and lease losses and net charge-offs (GAAP)	$25,442	$27,814
Less special items:
Sale of the PREPA credit line	569	10,734
Provision for loan and lease losses and net charge-offs,
excluding special items (Non-GAAP)	$24,873	$17,080

Provision for loan and lease losses to net charge-offs (GAAP)	91.47%
Provision for loan and lease losses to net charge-offs, excluding special
items (Non-GAAP)	145.63%

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding market risk to which the Corporation is exposed, see the information contained in “Part I – Item 2 -“Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management.”

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Control and Procedures

     First BanCorp.’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of First BanCorp.’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2017. Based on this evaluation, as of the end of the period covered by this Form 10-Q, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    Not applicable.

 ITEM 1A.  RISK FACTORS

The Corporation’s business, operating results and/or the market price of our common and preferred stock may be significantly affected by a number of factors.  For a detailed discussion of certain risk factors that could affect the Corporation’s future operations, financial condition or results for future periods see the risk factors below and in Item 1A, “Risk Factors,” in the Corporation’s 2016 Annual Report on Form 10-K.  These factors could also cause actual results to differ materially from historical results or the results contemplated by the forward-looking statements contained in this report.  Also refer to the discussion in “Part I – Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report for additional information that may supplement or update the discussion of  risk factors in the Corporation’s 2016 Form 10-K.

 Additional risks and uncertainties that are not currently known to the Corporation or are currently deemed by the Corporation to be immaterial also may materially adversely affect the Corporation’s business, financial condition or results of operations.

Puerto Rico’s recent filing for bankruptcy may adversely impact our financial condition or results of operations.

    On May 3, 2017, the Puerto Rico government and the PROMESA oversight board filed for a form of bankruptcy in the U.S. District Court in Puerto Rico under Title III of PROMESA. The Title III provision allows for a court debt restructuring process similar to U.S. bankruptcy protection.  Since this is the first time that any state or territory of the United States has ever filed for relief that is expected to be comparable to bankruptcy relief because of the absence, until PROMESA, of any legal authority for such a relief, it is uncertain what impact this filing will have on the Corporation.  The Corporation’s financial condition and results of operations may be negatively affected as a result of the resolution of the bankruptcy relief filing and further adverse developments in the Puerto Rico government’s fiscal situation given the Corporation’s direct and indirect exposure to the Puerto Rico government (excluding municipalities) of $31.2 million of Puerto Rico government debt securities, a $6.8 million loan to an agency of the Puerto Rico central government, and $110.9 million of loans guaranteed by the TDF.

Our ability to use our U.S. net operating loss (NOL) carryforwards may be limited.

  We have U.S. sourced net operating losses (“U.S. NOLs”) that we incurred in prior years. Our ability to utilize our U.S. NOLs for U.S. tax purposes may be limited under Section 382 of the U.S. Internal Revenue Code (the “Section 382 limitations”). The Section 382 limitations apply if we experience an ownership change, as defined by Section 382. Generally, an ownership change occurs when certain shareholders increase their aggregate ownership by more than 50 percentage points over their lowest ownership percentage over a three-year testing period. In that case, annual Section 382 limitations would apply to our ability to use U.S. NOLs to offset our U.S. taxable income.  Although we believe we are currently not subject to a Section 382 limitation, we cannot be certain as we are still in the process of completing a formal Section 382 analysis for purpose of our U.S. NOLs.  Furthermore, it is possible that the utilization of our U.S. NOLs could be limited due to future changes in our stock ownership, as a result of either sales of our outstanding shares or issuances of new shares that could separately or cumulatively trigger an ownership change and, consequently, a Section 382 limitation.  Any Section 382 limitation would result in higher U.S. tax liabilities than we would incur in the absence of such a limitation.  We would be able to mitigate the adverse effects associated with a Section 382 limitation to the extent that we have Puerto Rico tax liability that we can reduce through a credit or a deduction of the amount of the additional U.S. tax liability.  However, our ability to reduce our Puerto Rico tax liability through such a credit or deduction depends on our tax profile at the time the limitation is calculated, which cannot be known at this time.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

a)       Not applicable.

b)       Not applicable

c)       Purchase of equity securities by the issuer and affiliated purchases. The following table provides information relating to the Corporation’s purchases of shares of its common stock in the first quarter of 2017.

Period	Total number of shares purchased (1)	Average price paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under These Plans or Programs

January 2017	13,282	$6.63	-	-
February 2017	12,846	6.72	-	-
March 2017	72,172	5.72	-	-
Total	98,300	$5.98	-	-

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized:

First BanCorp.
Registrant

Date: May 10, 2017	By:	/s/ Aurelio Alemán
Aurelio Alemán
President and Chief Executive Officer

Date: May 10, 2017	By:	/s/ Orlando Berges
Orlando Berges
Executive Vice President and Chief Financial Officer

Exhibit Index

31.1 – CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 - CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 - CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 - CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1- Interactive Data File (Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017, furnished in XBRL (eXtensible Business Reporting Language)