Form 10-Q
period 2017-06-30
FIRST BANCORP /PR/
filed 2017-08-09
CIK 1057706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

____________

FORM 10-Q

(Mark One)

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Yes ☑    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

                             Large accelerated filer ☐                                                                                              Accelerated filer ☑

                             Non-accelerated filer    ☐ (Do not check if a smaller reporting company)                   Smaller reporting company ☐

                                                                                                                                                                   Emerging growth company    ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

 Yes  ☐    No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock: 215,991,652 shares outstanding as of July 31, 2017.

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

First BanCorp. wishes to caution readers not to place undue reliance on any such “forward-looking statements,” which speak only as of the date made, and to advise readers that these forward-looking statements are not guarantees of future performance and involve certain risks, uncertainties, estimates, and assumptions by us that are difficult to predict.  Various factors, some of which are beyond our control, could cause actual results to differ materially from those expressed in, or implied by, such forward-looking statements.  Factors that might cause such a difference include, but are not limited to, the risks described or referenced below in Part II, Item 1A. “Risk Factors,” and the following:

•         uncertainty as to the ultimate outcomes of actions taken, or those that may have to be taken, by the Puerto Rico government, or the oversight board established by the Puerto Rico Oversight, Management, and Economic Stability Act (PROMESA) to address Puerto Rico’s financial problems, including the filing of a form of bankruptcy under Title III of PROMESA that provides a court debt restructuring process similar to U.S. bankruptcy protection and the effect of measures included in the Puerto Rico government fiscal plan to our clients and loan portfolios;

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

•         uncertainty about whether the Corporation will be able to continue to fully comply with the written agreement dated June 3, 2010 (the “Written Agreement”) that the Corporation entered into with the Federal Reserve Bank of New York (the “New York FED” or “Federal Reserve”), that, among other things, requires the Corporation to serve as a source of strength to FirstBank Puerto Rico (“FirstBank” or the “Bank”) and that, except with the consent generally of the New York FED and the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”, referred to together with the New York FED as the “Federal Reserve”), prohibits the Corporation from paying dividends to stockholders or receiving dividends from FirstBank, making payments on trust preferred securities or subordinated debt, incurring, increasing or guaranteeing debt or  repurchasing any capital securities and uncertainty whether such consent will be provided for future interest payments on the subordinated debt, despite the consents that have enabled the Corporation to pay quarterly interest payments on the Corporation’s subordinated debentures associated with its trust preferred securities since the second quarter of 2016, and for future monthly dividends on the non-cumulative perpetual preferred stock, despite the consents that have enabled the Corporation to pay monthly dividends on its non-cumulative perpetual preferred stock since December 2016;

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

•         the weakness of the real estate markets and of the consumer and commercial sectors and their impact on the credit quality of the Corporation’s loans and other assets, which have contributed and may continue to contribute to, among other things, high levels of non-performing assets, charge-offs and provisions for loan and lease losses, and may subject the Corporation to further risk from loan defaults and foreclosures;

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

•         the risk that additional portions of the unrealized losses in the Corporation’s investment portfolio are determined to be other-than-temporary, including additional impairments on the Corporation’s remaining $8.0 million Puerto Rico government’s debt securities;

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

FIRST BANCORP.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	June 30, 2017	December 31, 2016
(In thousands, except for share information)
ASSETS
Cash and due from banks	$422,150	$289,591
Money market investments:
Time deposits with other financial institutions	3,125	2,800
Other short-term investments	7,289	7,294
Total money market investments	10,414	10,094

Investment securities available for sale, at fair value:
Securities pledged that can be repledged	350,226	339,390
Other investment securities	1,409,819	1,542,530
Total investment securities available for sale	1,760,045	1,881,920

Investment securities held to maturity, at amortized cost:
Securities pledged that can be repledged	-	-
Other investment securities	156,049	156,190
Total investment securities held to maturity, fair value of $134,944 (2016- $132,759)	156,049	156,190

Other equity securities	43,072	42,992
Loans, net of allowance for loan and lease losses of $173,485
(2016 - $205,603)	8,687,691	8,681,270
Loans held for sale, at lower of cost or market	37,272	50,006
Total loans, net	8,724,963	8,731,276

Premises and equipment, net	146,586	150,828
Other real estate owned	150,045	137,681
Accrued interest receivable on loans and investments	44,491	45,453
Other assets	455,985	476,430
Total assets	$11,913,800	$11,922,455

LIABILITIES
Non-interest-bearing deposits	$1,578,142	$1,484,155
Interest-bearing deposits	7,164,751	7,347,050
Total deposits	8,742,893	8,831,205

Securities sold under agreements to repurchase	300,000	300,000
Advances from the Federal Home Loan Bank (FHLB)	675,000	670,000
Other borrowings	216,187	216,187
Accounts payable and other liabilities	119,810	118,820
Total liabilities	10,053,890	10,136,212

STOCKHOLDERS' EQUITY
Preferred stock, authorized, 50,000,000 shares:
Non-cumulative Perpetual Monthly Income Preferred Stock: issued 22,004,000
shares, outstanding 1,444,146 shares, aggregate liquidation value of $36,104	36,104	36,104
Common stock, $0.10 par value, authorized, 2,000,000,000 shares;
issued, 219,928,329 shares (2016 - 218,700,394 shares issued)	21,993	21,870
Less: Treasury stock (at par value)	(397)	(125)
Common stock outstanding, 215,963,916, shares outstanding (2016 - 217,446,205
shares outstanding)	21,596	21,745
Additional paid-in capital	933,710	931,856
Retained earnings, includes legal surplus reserve of $52,436	883,129	830,928
Accumulated other comprehensive loss, net of tax of $7,752	(14,629)	(34,390)
Total stockholders' equity	1,859,910	1,786,243
Total liabilities and stockholders' equity	$11,913,800	$11,922,455

The accompanying notes are an integral part of these statements.

FIRST BANCORP.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Quarter Ended		Six-Month Period Ended
	June 30,		June 30,
	2017	2016	2017	2016
(In thousands, except per share information)
Interest and dividend income:
Loans	$132,697	$132,111	$264,139	$267,250
Investment securities	13,950	13,552	27,252	28,171
Money market investments	727	1,271	1,211	2,344
Total interest income	147,374	146,934	292,602	297,765
Interest expense:
Deposits	16,348	17,224	32,320	34,481
Securities sold under agreements to repurchase	2,765	6,029	5,388	11,505
Advances from FHLB	2,292	1,471	4,414	2,942
Other borrowings	2,065	1,982	4,027	3,961
Total interest expense	23,470	26,706	46,149	52,889
Net interest income	123,904	120,228	246,453	244,876
Provision for loan and lease losses	18,096	20,986	43,538	42,039
Net interest income after provision for loan and lease losses	105,808	99,242	202,915	202,837
Non-interest income:
Service charges and fees on deposit accounts	5,803	5,618	11,593	11,418
Mortgage banking activities	4,846	4,893	8,462	9,646
Net gain on sale of investments	371	-	371	8
Other-than-temporary impairment (OTTI) losses on available-for-sale debt securities:
Total other-than-temporary impairment losses	-	-	(12,231)	(1,845)
Portion of other-than-temporary impairment
recognized in other comprehensive income (OCI)	-	-	-	(4,842)
Net impairment losses on available-for-sale debt securities	-	-	(12,231)	(6,687)
Gain on early extinguishment of debt	-	-	-	4,217
Insurance commission income	1,855	1,542	5,442	4,811
Other non-interest income	7,674	7,725	15,155	14,834
Total non-interest income	20,549	19,778	28,792	38,247
Non-interest expenses:
Employees' compensation and benefits	38,409	37,401	77,062	75,836
Occupancy and equipment	13,759	13,043	27,847	27,226
Business promotion	3,192	4,048	6,473	8,051
Professional fees	11,800	11,327	22,756	22,103
Taxes, other than income taxes	3,745	3,756	7,421	7,548
Insurance and supervisory fees	4,855	7,066	9,764	14,409
Net loss on other real estate owned (OREO) and OREO operations	3,369	3,325	7,445	6,531
Credit and debit card processing expenses	3,566	3,274	6,397	6,556
Communications	1,628	1,725	3,171	3,533
Other non-interest expenses	4,746	4,579	8,615	10,748
Total non-interest expenses	89,069	89,544	176,951	182,541
Income before income taxes	37,288	29,476	54,756	58,543
Income tax expense	(9,290)	(7,523)	(1,217)	(13,246)
Net income	$27,998	$21,953	$53,539	$45,297
Net income attributable to common stockholders	$27,329	$21,953	$52,201	$45,297

Net income per common share:
Basic	$0.13	$0.10	$0.24	$0.21
Diluted	$0.13	$0.10	$0.24	$0.21
Dividends declared per common share	$-	$-	$-	$-

The accompanying notes are an integral part of these statements.

FIRST BANCORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Quarter Ended		Six-Month Period Ended
	June 30,		June 30,
	2017	2016	2017	2016
(In thousands)
Net income	$27,998	$21,953	$53,539	$45,297
Available-for-sale debt securities on which an other-than-temporary impairment has been recognized:
Unrealized gain (loss) on debt securities on which an
other-than-temporary impairment has been recognized	1,127	2,453	(1,803)	1,455
Reduction of non-credit OTTI component on securities sold	5,678	-	5,678	-
Reclassification adjustments for net gain included in net income	(371)	-	(371)	-
Reclassification adjustment for other-than-temporary impairment
on debt securities included in net income	-	-	12,231	6,687
All other unrealized gains and losses on available-for-sale securities:
Reclassification adjustments for net gain included in net income	-	-	-	(8)
All other unrealized holding gains on available-for-sale
securities arising during the period	2,631	11,422	4,026	36,132
Other comprehensive income for the period	9,065	13,875	19,761	44,266
Total comprehensive income	$37,063	$35,828	$73,300	$89,563

The accompanying notes are an integral part of these statements.

FIRST BANCORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Unaudited)

	Six-Month Period Ended
	June 30,	June 30,
	2017	2016
(In thousands)
Cash flows from operating activities:
Net income	$53,539	$45,297
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,230	9,015
Amortization of intangible assets	2,242	2,442
Provision for loan and lease losses	43,538	42,039
Deferred income tax expense	728	11,972
Stock-based compensation	3,599	3,346
Gain on sales of investments	(371)	(8)
Other-than-temporary impairments on debt securities	12,231	6,687
Gain on early extinguishment of debt	-	(4,217)
Unrealized (gain) loss on derivative instruments	(307)	243
Net gain on sales of premises and equipment and other assets	(133)	(686)
Net gain on sales of loans	(3,696)	(5,089)
Net amortization/accretion of premiums, discounts and deferred loan fees and costs	(4,235)	(4,624)
Originations and purchases of loans held for sale	(182,678)	(220,056)
Sales and repayments of loans held for sale	188,890	224,765
Amortization of broker placement fees	1,007	1,645
Net amortization/accretion of premium and discounts on investment securities	40	1,898
Decrease in accrued interest receivable	10	2,713
Increase (decrease) in accrued interest payable	567	(26,580)
Decrease in other assets	4,225	2,816
Increase (decrease) in other liabilities	4,148	(11,414)
Net cash provided by operating activities	131,574	82,204

Cash flows from investing activities:
Principal collected on loans	1,362,537	1,494,316
Loans originated and purchased	(1,498,967)	(1,321,511)
Proceeds from sales of loans held for investment	53,245	-
Proceeds from sales of repossessed assets	20,999	27,674
Proceeds from sales of available-for-sale securities	23,408	14,990
Purchases of available-for-sale securities	(12,440)	(279,500)
Proceeds from principal repayments and maturities of available-for-sale securities	119,664	183,570
Proceeds from principal repayments and maturities of held-to-maturity securities	141	141
Additions to premises and equipment	(5,269)	(5,280)
Proceeds from sale of premises and equipment and other assets	1,109	2,250
Net purchase/sales of other equity securities	(80)	(210)
Net cash outflows from purchase/sale of insurance contracts	-	(960)
Net cash provided by investing activities	64,347	115,480

Cash flows from financing activities:
Net decrease in deposits	(64,810)	(114,613)
Net FHLB advances proceeds	5,000	-
Dividends paid on preferred stock	(1,338)	-
Repurchase of outstanding common stock	(1,894)	(590)
Repayment of junior subordinated debentures	-	(7,025)
Net cash used in financing activities	(63,042)	(122,228)

Net increase in cash and cash equivalents	132,879	75,456
Cash and cash equivalents at beginning of period	299,685	752,458
Cash and cash equivalents at end of period	$432,564	$827,914

Cash and cash equivalents include:
Cash and due from banks	$422,150	$617,827
Money market instruments	10,414	210,087
	$432,564	$827,914
The accompanying notes are an integral part of these statements.

FIRST BANCORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

	Six-Month Period Ended
	June 30,	June 30,
	2017	2016
(In thousands)

Preferred Stock	$36,104	$36,104

Common Stock outstanding:
Balance at beginning of period	21,745	21,509
Common stock issued as compensation	27	44
Common stock withheld for taxes	(33)	(19)
Restricted stock grants	95	179
Restricted stock forfeited	(238)	-
Balance at end of period	21,596	21,713

Additional Paid-In-Capital:
Balance at beginning of period	931,856	926,348
Stock-based compensation	3,599	3,346
Common stock withheld for taxes	(1,861)	(571)
Restricted stock grants	(95)	(179)
Common stock issued as compensation	(27)	(44)
Restricted stock forfeited	238	-
Balance at end of period	933,710	928,900

Retained Earnings:
Balance at beginning of period	830,928	737,922
Net income	53,539	45,297
Dividends on preferred stock	(1,338)	-
Balance at end of period	883,129	783,219

Accumulated Other Comprehensive Income (Loss), net of tax:
Balance at beginning of period	(34,390)	(27,749)
Other comprehensive income, net of tax	19,761	44,266
Balance at end of period	(14,629)	16,517

Total stockholders' equity	$1,859,910	$1,786,453

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

The results of operations for the quarter and six-month period ended June 30, 2017 are not necessarily indicative of the results to be expected for the entire year.

Adoption of new accounting requirements and recently issued but not yet effective accounting requirements

The Financial Accounting Standards Board (“FASB”) has issued the following accounting pronouncements and guidance relevant to the Corporation’s operations:

In May 2014, the FASB updated the Accounting Standards Codification (the “Codification” or the “ASC”) to create a new, principles-based revenue recognition framework. The Update is the culmination of efforts by the FASB and the International Accounting Standards Board to develop a common revenue standard for GAAP and International Financial Reporting Standards. The core principal of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance describes a 5-step process that entities can apply to achieve the core principle of revenue recognition and requires disclosures sufficient to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers and the significant judgments used in determining that information. The new framework is effective for public business entities, with certain exceptions provided recently by the SEC staff, for annual periods beginning after December 15, 2017, including interim periods within those reporting periods, as a result of the FASB’s amendment to the standard to defer the effective date by one year.  Early adoption is permitted for interim periods beginning after December 15, 2016. While the new guidance does not apply to revenue associated with loans or securities, the Corporation has been working to identify the impact on fees and other non-interest revenues within the scope of the new guidance and assess the related revenues to determine if any accounting or internal control changes will be required for the new provisions. While the Corporation has not yet identified any material changes in the timing of revenue recognition, the Corporation’s review is ongoing.

In March 2016, the FASB updated the Codification to simplify certain aspects of the accounting for share-based payment transactions. The main provisions in this Update include: (i) recognition of all tax benefits and tax deficiencies (including tax benefits of dividends on share-base payment awards) as income tax expense or benefit in the income statement, (ii) classification of the excess tax benefit along with other income tax cash flows as an operating activity, (iii) an entity-wide accounting policy election to either estimate the number of awards that are expected to vest (current GAAP) or account for forfeitures when they occur, (iv) a threshold to qualify for equity classification that permits withholding up to the maximum statutory tax rate in the applicable jurisdictions, and (v) classification of cash paid by an employer as a financing activity when the payment results from the withholding of shares for tax withholding purposes. For public business entities, the amendments in this Update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Corporation adopted the provisions during the first quarter of 2017 without any material impact on the Corporation’s consolidated financial statements.

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

     In March 2017, the FASB updated the Codification to shorten the amortization period for certain purchased callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. With respect to securities held at a discount, the amendments do not require an accounting change; thus, the discount continues to be amortized to maturity. Under current GAAP, premiums and discounts on callable debt securities generally are amortized to the maturity date. An entity must have a large number of similar loans to consider estimates of future principal prepayments when applying the interest method. However, an entity that holds an individual callable debt security at a premium may not amortize that premium to the earliest call date. If that callable debt security is subsequently called, the entity records a loss equal to the unamortized premium. The amendments in this Update more closely align the amortization period of premiums and discounts to expectations incorporated in market pricing on the underlying securities. In most cases, market participants price securities to the call date that produces the worst yield when the coupon is above current market rates (that is, the security is trading at a premium) and price securities to maturity when the coupon is below market rates (that is, the security is trading at a discount) in anticipation that the borrower will act in its economic best interest. As a result, the amendments more closely align interest income recorded on bonds held at a premium or a discount with the economics of the underlying instrument. For public business entities, the amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The adoption of this guidance is not expected to have a material impact on the Corporation’s statement of financial condition or results of operations. As of June 30, 2017, the Corporation had $4.2 million of callable debt securities held at a premium (unamortized premium of $0.1 million).

   In May 2017, the FASB updated the codification to reduce the cost and complexity when applying ASC Topic 718 and standardize the practice of applying Topic 718 to financial reporting. Topic 718 prescribes the accounting treatment of a modification in the terms or conditions of a share-based payment award. The guidance clarifies what changes would qualify as a modification. This was done by better defining what does not constitute a modification. In order for a change to a share-based arrangement to not require Topic 718 modification treatment, all of the following must be met: (i) the fair value (or alternative measurement method used) of the modified award equals the fair value (or alternative measurement method used) of the original award immediately before the original award is modified, (ii) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified, and (iii) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The current disclosure requirements in Topic 718 apply regardless of whether an entity is required to apply modification accounting under this Update. The amendments in this Update should be applied prospectively to an award modified on or after the adoption date. The amendments in this Update are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted. The Corporation’s Omnibus Plan provides for equity based compensation incentives through the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, cash-based awards and other stock-based awards. If any change occurs in the future to the Omnibus Plan, the Corporation will evaluate it under this guidance.

NOTE 2 – EARNINGS PER COMMON SHARE

The calculations of earnings per common share for the quarters and six-month periods ended June 30, 2017 and 2016 are as follows:

	Quarter Ended		Six-Month Period Ended
	June 30,		June 30,
	2017	2016	2017	2016

(In thousands, except per share information)

Net income	$27,998	$21,953	$53,539	$45,297
Less: Preferred stock dividends	(669)	-	(1,338)	-
Net income attributable to common stockholders	$27,329	$21,953	$52,201	$45,297
Weighted-Average Shares:
Average common shares outstanding	213,900	212,768	213,621	212,558
Average potential dilutive common shares	2,932	3,155	3,482	2,040
Average common shares outstanding- assuming dilution	216,832	215,923	217,103	214,598
Earnings per common share:
Basic	$0.13	$0.10	$0.24	$0.21
Diluted	$0.13	$0.10	$0.24	$0.21

Earnings per common share is computed by dividing net income attributable to common stockholders by the weighted-average number of common shares issued and outstanding. Net income attributable to common stockholders represents net income adjusted for any preferred stock dividends, including any dividends declared, and any cumulative dividends related to the current dividend period that have not been declared as of the end of the period. Basic weighted-average common shares outstanding exclude unvested shares of restricted stock that do not contain non-forfeitable dividend rights.

    Potential common shares consist of common stock issuable under the assumed exercise of stock options, unvested shares of restricted stock that do not contain non-forfeitable dividend rights, and outstanding warrants using the treasury stock method. This method assumes that the potential common shares are issued and the proceeds from the exercise, in addition to the amount of compensation cost attributable to future services, are used to purchase common stock at the exercise date. The difference between the numbers of potential shares issued and the shares purchased is added as incremental shares to the actual number of shares outstanding to compute diluted earnings per share. Stock options, unvested shares of restricted stock that do not contain non-forfeitable dividend rights, and outstanding warrants that result in lower potential shares issued than shares purchased under the treasury stock method are not included in the computation of dilutive earnings per share since their inclusion would have an antidilutive effect on earnings per share. There were no stock options outstanding as of June 30, 2017. Stock options not included in the computation of outstanding shares because they were antidilutive amounted to 39,855 as of June 30, 2016.

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

The activity of stock options granted under the 1997 stock option plan for the six-month period ended June 30, 2017 is set forth below:

			Weighted-Average
			Remaining	Aggregate
	Number of	Weighted-Average	Contractual Term	Intrinsic Value
	Options	Exercise Price	(Years)	(In thousands)

Beginning of period outstanding and
exercisable	34,989	$138.00
Options expired	(34,989)	138.00
End of period outstanding and exercisable	-	$-	-	$-

  On May 24, 2016, the Corporation’s stockholders approved the amendment and restatement of the First BanCorp.  Omnibus Incentive Plan, as amended (the “Omnibus Plan”), to, among other things, increase the number of shares of common stock reserved for issuance under the Omnibus Plan, to extend the term of the Omnibus Plan to May 24, 2026 and to re-approve the material terms of the performance goals under the Omnibus Plan for purposes of Section 162(m) of the U.S. Internal Revenue Code of 1986, as amended. The Omnibus Plan provides for equity-based compensation incentives (the “awards”) through the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, cash-based awards and other stock-based awards. The Omnibus Plan authorizes the issuance of up to  14,169,807  shares of common stock, subject to adjustments for stock splits, reorganizations, and other similar events. As of June 30, 2017, 7,984,812 shares of common stock were available for issuance under the Omnibus Plan. The Corporation’s Board of Directors, upon receiving the relevant recommendation of the Corporation’s Compensation Committee, has the power and authority to determine those eligible to receive awards and to establish the terms and conditions of any awards, subject to various limits and vesting restrictions that apply to individual and aggregate awards.

   Under the Omnibus Plan, during the first half of 2017, the Corporation awarded 3,644 shares of restricted stock that are subject to a one-year vesting period to a new independent director appointed in the first quarter. In addition, during the first half of 2017, the Corporation awarded 951,332 shares of restricted stock to employees subject to a vesting period of two years. Included in those 951,332 shares of restricted stock were 838,332 shares granted in the first quarter of 2017 to certain senior officers consistent with the requirements of the Troubled Asset Relief Program (“TARP”) Interim Final Rule, which permit TARP recipients to grant “long-term restricted stock” without violating the prohibition on paying or accruing a bonus payment, subject to limits on value and certain vesting and non-transferability requirements. On May 10, 2017, the United States Department of U.S. Treasury (the “U.S. Treasury”) announced that it sold all of its remaining 10,291,553 shares of the Corporation’s common stock. As a result of the U.S. Treasury’s sale, the Corporation is no longer subject to the compensation-related restrictions under TARP, which substantially limited the Corporation’s ability to award short-term and long-term incentives to the Corporation’s executives, and the transferability restrictions on the shares of restricted stock held by the senior officers subject to the restrictions lapsed. However, since the U.S. Treasury did not recover the full amount of its original investment under TARP, 2,370,571 outstanding shares of restricted stock held by senior officers were forfeited, resulting in a reduction in the number of common shares outstanding. The U.S. Treasury continues to hold a warrant to purchase 1,285,899 shares of the Corporation’s common stock.

    The fair value of the shares of restricted stock granted in the first half of 2017 was based on the market price of the Corporation’s outstanding common stock on the date of the grant. For the 838,332 shares of restricted stock granted under the TARP requirements, the market price was discounted assuming that 50% of the shares of restricted stock would become freely transferable and the remaining 50% would be forfeited, resulting in a fair value of $2.71 for each share of restricted stock granted under TARP requirements. Since the assumption was correct, the forfeiture resulting from the U.S. Treasury’s sale did not have an impact in the Corporation’s operating results. Also, the Corporation used empirical data to estimate employee terminations; separate groups of employees that have similar historical exercise behavior were considered separately for valuation purposes.

The following table summarizes the restricted stock activity in the first half of 2017 under the Omnibus Plan:

	Six-Month Period Ended
	June 30, 2017

	Number of shares	Weighted-Average
	of restricted	Grant Date
	stock	Fair Value

Non-vested shares at beginning of year	4,178,791	$2.58
Granted	954,976	3.04
Forfeited (1)	(2,383,571)	2.30
Vested (2)	(916,044)	3.34
Non-vested shares at June 30, 2017	1,834,152	$2.79

(1)

Includes 2,370,571 of outstanding shares of restricted stock, subject to TARP requirements, that were forfeited as a result of the U.S. Treasury's sale of its remaining shares of the Corporation's common stock.

(2)	Includes 743,021 shares of restricted stock released from TARP restrictions.

   For the quarter and six-month period ended June 30, 2017, the Corporation recognized $1.0 million and $2.0 million, respectively, of stock-based compensation expense related to restricted stock awards, compared to $1.0 million and $1.9 million for the same periods in 2016, respectively. As of June 30, 2017, there was $4.4 million of total unrecognized compensation cost related to non-vested shares of restricted stock. The weighted average period over which the Corporation expects to recognize such cost is 1.4 years.

   During the first half of 2016, the Corporation awarded 1,786,137 shares of restricted stock to employees subject to a vesting period of two years. Included in those 1,786,137 shares of restricted stock were 1,546,137 shares granted to certain senior officers consistent with the requirements of TARP. As explained above, the Corporation is no longer subject to the compensation-related restrictions under TARP as a result of the U.S. Treasury’s sale of its remaining shares of the Corporation’s common stock.

    The fair value of the shares of restricted stock granted in the first half of 2016 was based on the market price of the Corporation’s outstanding common stock on the date of the grant. For the 1,546,137 shares of restricted stock granted under the TARP requirements, the market price was discounted due to the post-vesting restrictions. For purposes of determining the awards’ fair value, the Corporation assumed that 50% of the shares of restricted stock would become freely transferable and the remaining 50% will be forfeited, resulting in a fair value of $1.43 for restricted shares granted under the TARP requirements.

   Stock-based compensation accounting guidance requires the Corporation to reverse compensation expense for any awards that are forfeited due to employee or director turnover. Quarterly changes in the estimated forfeiture rate may have a significant effect on share-based compensation, as the effect of adjusting the rate for all expense amortization is recognized in the period in which the forfeiture estimate is changed.  If the actual forfeiture rate is higher than the estimated forfeiture rate, then an adjustment is made to increase the estimated forfeiture rate, which will result in a decrease in the expense recognized in the financial statements.  If the actual forfeiture rate is lower than the estimated forfeiture rate, an adjustment is made to decrease the estimated forfeiture rate, which will result in an increase in the expense recognized in the financial statements. The estimated forfeiture rate did not change as a result of the restricted shares forfeited in connection with the aforementioned U.S. Treasury’s sale of the Corporation’s common stock.

   Also, under the Omnibus Plan, effective April 1, 2013, the Corporation’s Board of Directors determined to increase the salary amounts paid to certain executive officers primarily by paying the increased salary amounts in the form of shares of the Corporation’s common stock, instead of cash. During the first half of 2017, the Corporation issued 272,959 shares of common stock (first half of 2016 – 441,942 shares) with a weighted average market value of $5.94 (first half of 2016 – $3.20) as salary stock compensation. This resulted in a compensation expense of $1.6 million recorded in the first half of 2017 (first half of 2016 – $1.4 million).

For the first half of 2017, the Corporation withheld 90,973 shares (first half of 2016 – 134,949 shares) from the common stock paid to certain senior officers as additional compensation and 235,680 shares of restricted stock that vested during the first half of 2017 (first half of 2016 – 51,754) to cover employees’ payroll and income tax withholding liabilities; these shares are held as treasury shares. The Corporation paid any fractional share of salary stock that the officer was entitled to in cash. In the consolidated financial statements, the Corporation treats shares withheld for tax purposes as common stock repurchases.

    On June 29, 2017, the Corporation’s Board of Directors upon the recommendation of the Corporation’s Compensation and Benefits Committee, approved a new executive compensation program that, as of July 1, 2017, applies to the Corporation’s executive officers as a result of the aforementioned sale by the U.S. Treasury of its remaining shares of the Corporation’s common stock. The new compensation program for executive officers maintains the current levels of cash salary through calendar year 2017. The payment of additional salary amounts currently paid in the form of stock will continue through the second quarter of 2018 and will be eliminated at such time.

   In addition, as a long-term incentive, the new compensation program provides a variable pay opportunity for long-term performance through a combination of performance shares and restricted stock. The aggregate value of the performance shares and restricted stock will be determined based upon a qualitative assessment of the achievement by executives of their individual goals for the prior year and at three different possible aggregate equity valuation levels (minimum threshold, target and maximum). The Corporation’s Board of Directors has determined that 60% of the long-term incentive award value based upon prior year performance will be in performance shares and 40% will be in restricted stock with the following terms:

•         Performance Shares— the payout of the performance shares will depend upon the achievement of a pre-established corporate tangible book value per share goal at the end of a three-year period. All of the performance shares will vest if performance is at the pre-established performance goal level or above. To the extent that performance is below the target but at or above a pre-defined minimum threshold, a proportionate amount of the performance shares will vest. No performance shares will vest if performance is below the threshold.

•         Restricted Stock—Restricted stock will vest over a three-year period as follows: fifty percent (50%) of the shares will vest on the second anniversary date of the grant of the award and the remaining fifty percent (50%) will vest on the third anniversary date of the grant of the award.

The first awards of performance shares are expected to be made in early 2018.

NOTE 4 – INVESTMENT SECURITIES

Investment Securities Available for Sale

  The amortized cost, non-credit loss component of other-than-temporary impairment (“OTTI”) recorded in other comprehensive income (“OCI”), gross unrealized gains and losses recorded in OCI, approximate fair value, and weighted average yield of investment securities available for sale by contractual maturities as of June 30, 2017 and December 31, 2016 were as follows:

	June 30, 2017
	Amortized cost	Noncredit Loss Component of OTTI Recorded in OCI			Fair value	Weighted-average yield%
			Gross Unrealized
			gains	losses

(Dollars in thousands)

U.S. Treasury securities:
After 1 to 5 years	$7,443	$-	$-	$12	$7,431	1.29

Obligations of U.S.
government-sponsored
agencies:
Due within one year	69,976	-	-	107	69,869	1.04
After 1 to 5 years	361,964	-	171	1,875	360,260	1.37
After 5 to 10 years	16,943	-	29	159	16,813	2.00
After 10 years	42,592	-	-	239	42,353	1.60

Puerto Rico government
obligations:
After 10 years	7,980	-	68	2,402	5,646	5.00

United States and Puerto Rico
government obligations	506,898	-	268	4,794	502,372	1.42

Mortgage-backed securities:
FHLMC certificates:
After 5 to 10 years	21,643	-	62	-	21,705	2.18
After 10 years	277,351	-	489	4,054	273,786	2.18
	298,994	-	551	4,054	295,491	2.18

GNMA certificates:
After 1 to 5 years	94	-	2	-	96	3.33
After 5 to 10 years	81,006	-	1,635	-	82,641	3.05
After 10 years	114,213	-	8,175	21	122,367	4.35
	195,313	-	9,812	21	205,104	3.81
FNMA certificates:
Due within one year	52	-	-	-	52	4.04
After 1 to 5 years	16,949	-	475	-	17,424	2.56
After 5 to 10 years	19,418	-	19	191	19,246	2.01
After 10 years	646,918	-	4,548	7,058	644,408	2.38
	683,337	-	5,042	7,249	681,130	2.37
Collateralized mortgage obligations
guaranteed by the FHLMC
and GNMA:
After 5 to 10 years	19,074	-	23	-	19,097	1.87
After 10 years	37,948	-	187	-	38,135	1.89
	57,022	-	210	-	57,232	1.88
Other mortgage pass-through
trust certificates:
After 10 years	24,838	6,637	-	-	18,201	2.40
	24,838	6,637	-	-	18,201	2.40
Total mortgage-backed
securities	1,259,504	6,637	15,615	11,324	1,257,158	2.53

Other
After 1 to 5 years	100	-	-	-	100	1.49

Equity Securities (1)	419	-	-	4	415	2.08

Total investment securities
available for sale	$1,766,921	$6,637	$15,883	$16,122	$1,760,045	2.21

(1)	Equity securities consisted of investment in a Community Reinvestment Act Qualified Investment Fund.

	December 31, 2016
	Amortized cost	Noncredit Loss Component of OTTI Recorded in OCI			Fair value	Weighted-average yield%
			Gross Unrealized
			gains	losses

(Dollars in thousands)

U.S. Treasury securities:
Due whithin one year	$7,508	$-	$1	$-	$7,509	0.57

Obligations of U.S.
government-sponsored
agencies:
After 1 to 5 years	440,438	-	142	2,912	437,668	1.33
After 5 to 10 years	16,942	-	9	256	16,695	1.91
After 10 years	44,145	-	8	166	43,987	1.12

Puerto Rico government
obligations:
After 1 to 5 years	21,422	12,222	-	-	9,200	-
After 10 years	21,245	2,028	73	1,662	17,628	1.86

United States and Puerto Rico
government obligations	551,700	14,250	233	4,996	532,687	1.29

Mortgage-backed securities:

FHLMC certificates:
After 5 to 10 years	5,908	-	72	-	5,980	2.25
After 10 years	314,906	-	261	5,827	309,340	2.17
	320,814	-	333	5,827	315,320	2.17
GNMA certificates:
After 1 to 5 years	83	-	3	-	86	3.82
After 5 to 10 years	91,744	-	1,635	92	93,287	3.06
After 10 years	123,548	-	9,706	-	133,254	4.36
	215,375	-	11,344	92	226,627	3.81
FNMA certificates:
Due within one year	152	-	2	-	154	4.71
After 1 to 5 years	24,409	-	435	-	24,844	2.18
After 5 to 10 years	17,181	-	-	261	16,920	1.87
After 10 years	690,625	-	4,136	9,406	685,355	2.35
	732,367	-	4,573	9,667	727,273	2.33

Collateralized mortgage
obligations issued or guaranteed
by the FHLMC and GNMA:
After 1 to 5 years	19,851	-	4	31	19,824	1.42
After 10 years	39,120	-	-	132	38,988	1.44
	58,971	-	4	163	58,812	1.43

Other mortgage pass-through
trust certificates:
After 10 years	28,815	8,122	-	-	20,693	2.40

Total mortgage-backed securities	1,356,342	8,122	16,254	15,749	1,348,725	2.49

Other
After 1 to 5 years	100	-	-	-	100	1.50

Equity Securities (1)	415	-	-	7	408	2.44

Total investment securities
available for sale	$1,908,557	$22,372	$16,487	$20,752	$1,881,920	2.14

(1)		Equity securities consisted of investment in a Community Reinvestment Act Qualified Investment Fund.

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

The following tables show the Corporation’s available-for-sale investments’ fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of June 30, 2017 and December 31, 2016. The tables also include debt securities for which an OTTI was recognized and only the amount related to a credit loss was recognized in earnings. For unrealized losses for which OTTI was recognized, the related credit loss was charged against the amortized cost basis of the debt security.

	As of June 30, 2017
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
(In thousands)
Debt securities:
Puerto Rico-government obligations	$-	$-	$1,470	$2,402	$1,470	$2,402
U.S. Treasury and U.S. government
agencies obligations	422,548	2,234	27,918	158	450,466	2,392
Mortgage-backed securities:
FNMA	461,637	7,249	-	-	461,637	7,249
FHLMC	215,527	4,027	867	27	216,394	4,054
GNMA	798	21	-	-	798	21
Other mortgage pass-through trust
certificates	-	-	18,201	6,637	18,201	6,637
Equity securities	410	4	-	-	410	4
	$1,100,920	$13,535	$48,456	$9,224	$1,149,376	$22,759

	As of December 31, 2016
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
(In thousands)
Debt securities:
Puerto Rico-government obligations	$-	$-	$22,609	$15,912	$22,609	$15,912
U.S. Treasury and U.S. government
agencies obligations	469,046	3,334	-	-	469,046	3,334
Mortgage-backed securities:
FNMA	519,008	9,667	-	-	519,008	9,667
FHLMC	244,839	5,827	-	-	244,839	5,827
GNMA	43,388	92	-	-	43,388	92
Collateralized mortgage obligations
issued or guaranteed by FHLMC and GNMA	55,309	163	-	-	55,309	163
Other mortgage pass-through trust
certificates	-	-	20,693	8,122	20,693	8,122
Equity securities	408	7	-	-	408	7
	$1,331,998	$19,090	$43,302	$24,034	$1,375,300	$43,124

Assessment for OTTI

     Debt securities issued by U.S. government agencies, U.S. government-sponsored entities, and the U.S. Treasury accounted for approximately 99% of the total available-for-sale portfolio as of June 30, 2017 and no credit losses are expected, given the explicit and implicit guarantees provided by the U.S. federal government. The Corporation’s OTTI assessment was concentrated mainly on private label mortgage-backed securities (“MBS”) and on Puerto Rico government debt securities, for which credit losses are evaluated on a quarterly basis. The Corporation considered the following factors in determining whether a credit loss exists and the period over which the debt security is expected to recover:

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

•         The level of cash flows generated from the underlying collateral, if any, supporting the principal and interest payments of the debt securities.

The Corporation recorded OTTI losses on available-for-sale debt securities as follows:

	Quarter Ended		Six-Month Period Ended
	June 30,		June 30,
	2017	2016	2017	2016
(In thousands)
Total other-than-temporary impairment losses	$-	$-	$(12,231)	$(1,845)
Portion of other-than-temporary impairment recognized in OCI	-	-	-	(4,842)
Net impairment losses recognized in earnings (1)	$-	$-	$(12,231)	$(6,687)

(1)

For the six-month periods ended June 30, 2017 and 2016, approximately $12.2 million and $6.3 million, respectively, of the credit impairment recognized in earnings consisted of credit losses on Puerto Rico Government debt securities that were sold in the second quarter of 2017, as further discussed below. For the six-month period ended June 30, 2016, $0.4 million of the credit impairment recognized in earnings was associated with credit losses on private label MBS.

The following tables summarize the roll-forward of credit losses on debt securities held by the Corporation for which a portion of an OTTI is recognized in OCI:

	Cumulative OTTI credit losses recognized in earnings on securities still held
		Credit impairments	Credit impairments	Credit loss
	March 31,	recognized in earnings	recognized in earnings on	reductions for	June 30,
	2017	on securities not	securities that have been	securities sold	2017
	Balance	previously impaired	previously impaired	during the period	Balance
(In thousands)
Available-for-sale securities
Puerto Rico government obligations	$34,420	$-	$-	$(34,420)	$-
Private label MBS	6,792	-	-	-	6,792
Total OTTI credit losses for available-for-sale
debt securities	$41,212	$-	$-	$(34,420)	$6,792

	Cumulative OTTI credit losses recognized in earnings on securities still held
		Credit impairments	Credit loss
	December 31,	recognized in earnings on	reductions for	June 30,
	2016	securities that have been	securities sold	2017
	Balance	previously impaired	during the period	Balance
(In thousands)
Available-for-sale securities
Puerto Rico government obligations	$22,189	$12,231	$(34,420)	$-
Private label MBS	6,792	-	-	6,792
Total OTTI credit losses for available-for-sale
debt securities	$28,981	$12,231	$(34,420)	$6,792

	Cumulative OTTI credit losses recognized in earnings on securities still held
		Credit impairments	Credit impairments
	March 31,	recognized in earnings	recognized in earnings on	June 30,
	2016	on securities not	securities that have been	2016
	Balance	previously impaired	previously impaired	Balance
(In thousands)
Available-for-sale securities
Puerto Rico government obligations	$22,189	$-	$-	$22,189
Private label MBS	6,792	-	-	6,792
Total OTTI credit losses for available-for-sale
debt securities	$28,981	$-	$-	$28,981

	Cumulative OTTI credit losses recognized in earnings on securities still held
		Credit impairments	Credit impairments
	December 31,	recognized in earnings	recognized in earnings on	June 30,
	2015	on securities not	securities that have been	2016
	Balance	previously impaired	previously impaired	Balance
(In thousands)
Available-for-sale securities
Puerto Rico government obligations	$15,889	$-	$6,300	$22,189
Private label MBS	6,405	-	387	6,792
Total OTTI credit losses for available-for-sale
debt securities	$22,294	$-	$6,687	$28,981

   During the second quarter of 2017, the Corporation sold for an aggregate of $23.4 million three Puerto Rico Government available-for-sale debt securities, specifically bonds of the GDB and the Puerto Rico Public Buildings Authority, carried on its book at an amortized cost at the time of sale of $23.0 million (net of $34.4 million in cumulative OTTI impairment charges). This transaction resulted in a $0.4 million recovery from previous OTTI charges reflected in the statement of income as part of “net gain on sale of investments.” Approximately $12.2 million of the cumulative OTTI charges on these securities was recorded in the first quarter of 2017.

      For the OTTI charge recorded in the first quarter of 2017, the Corporation considered revised estimates of recovery rates based on the latest available information about the Puerto Rico government’s financial condition, including the downgrade of credit ratings, and the revised fiscal plan published by the Puerto Rico government in March 2017. The Corporation applied a discounted cash flow analysis to its Puerto Rico government debt securities in order to calculate the cash flows expected to be collected and to determine if any portion of the decline in market value of these securities was considered a credit-related other-than-temporary impairment.  The analysis derived an estimate of value based on the present value of risk-adjusted cash flows of the underlying securities and included the following components:

•         The contractual future cash flows of the bonds were projected based on the key terms as set forth in the official statements for each security. Such key terms include, among others, the interest rate, amortization schedule, if any, and maturity date.

•         The risk-adjusted cash flows were calculated based on a probability of default analysis and recovery rate assumptions, including the weighting of different scenarios of ultimate recovery, considering the credit rating of each security. Constant monthly default rates were assumed throughout the life of the bonds, which considered the respective security's credit rating as of the date of the analysis.

•         The adjusted future cash flows were then discounted at the original effective yield of each investment based on the purchase price and expected risk-adjusted future cash flows as of the purchase date of each investment.

      The discounted risk-adjusted cash flow analysis for the three Puerto Rico government bonds mentioned above assumed a default probability of 100%, as these three non-performing bonds had been in default since the third quarter of 2016. Based on this analysis, the Corporation recorded in the first quarter of  2017, other-than-temporary credit-related impairment charges amounting to $12.2 million, assuming recovery rates ranging from 15% to 80% (with a weighted average of 41%).

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

  Based on the expected cash flows, and since the Corporation does not have the intention to sell the securities and has sufficient capital and liquidity to hold these securities until a recovery of the fair value occurs, only the credit loss component was reflected in earnings.  Significant assumptions in the valuation of the private label MBS were as follows:

	As of		As of
	June 30, 2017		December 31, 2016
	Weighted		Weighted
	Average	Range	Average	Range

Discount rate	14.3%	14.3%	14.1%	12.88% - 14.43%
Prepayment rate	15.3%	12.5% - 25.0%	13.8%	6.5% - 22.5%
Projected Cumulative Loss Rate	4%	0.1% - 6.8%	4%	0.2% - 8.6%

 Investments Held to Maturity

The amortized cost, gross unrealized gains and losses, approximate fair value, weighted-average yield and contractual maturities of investment securities held to maturity as of June 30, 2017 and December 31, 2016 were as follows:

	June 30, 2017
	Amortized cost			Fair value	Weighted average yield%
		Gross Unrealized
		gains	losses

Puerto Rico Municipal Bonds:
After 1 to 5 years	$4,108	$-	$149	$3,959	5.38
After 5 to 10 years	7,628	-	492	7,136	4.25
After 10 years	144,313	-	20,464	123,849	4.94
Total investment securities
held to maturity	$156,049	$-	$21,105	$134,944	4.92

	December 31, 2016
	Amortized cost			Fair value	Weighted average yield%
		Gross Unrealized
		gains	losses

Puerto Rico Municipal Bonds:
After 1 to 5 years	$1,136	$-	$20	$1,116	5.38
After 5 to 10 years	10,741	-	718	10,023	4.47
After 10 years	144,313	-	22,693	121,620	4.74
Total investment securities
held to maturity	$156,190	$-	$23,431	$132,759	4.73

The following tables show the Corporation’s held-to-maturity investments’ fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of June 30, 2017 and December 31, 2016:

As of June 30, 2017
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
(In thousands)
Debt securities:
Puerto Rico Municipal Bonds	$-	$-	$134,944	$21,105	$134,944	$21,105

As of December 31, 2016
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
(In thousands)
Debt securities:
Puerto Rico Municipal Bonds	$-	$-	$132,759	$23,431	$132,759	$23,431

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

     Approximately 70% of the held-to-maturity municipal bonds were issued by three of the largest municipalities in Puerto Rico. The vast majority of revenues of these three municipalities are independent of the Puerto Rico central government. These obligations typically are not issued in bearer form, nor are they registered with the SEC and are not rated by external credit agencies. In most cases, these bonds have priority over the payment of operating costs and expenses of the municipality, which are required by law to levy special property taxes in such amounts as are required for the payment of all of their respective general obligation bonds and loans. The PROMESA oversight board has not designated any of the Commonwealth’s 78 municipalities as covered entities under PROMESA. However, while the revised fiscal plan submitted by the Puerto Rico government did not contemplate a restructuring of the debt of Puerto Rico’s municipalities, the plan did call for the gradual elimination of budgetary subsidies provided to municipalities. Furthermore, municipalities are also likely to be affected by the negative economic and other effects resulting from expense, revenue or cash management measures taken to address the Puerto Rico Government’s fiscal and liquidity shortfalls, or measures included in fiscal plans of other government entities, such as the gradual reduction of the Municipal Contribution in Lieu of Taxes (“CILT”) included in the Puerto Rico Electric Power Authority (“PREPA”) fiscal plan and the recently approved GDB Restructuring Support Agreement (the “GDB RSA”). The GDB RSA provides for the restructuring under Title VI of PROMESA of substantial portions of the GDB’s indebtedness, including deposits of municipalities, through the issuance of “Participating Bond Claims” in exchange for the release of GDB from liability relating to the bonds, deposits, letters of credit and guarantees. Given the uncertain impact that the negative fiscal situation of the Puerto Rico central government and the measures taken or to be taken by other government entities may have on municipalities, the Corporation cannot be certain if future impairment charges will be required against these securities.

     From time to time, the Corporation has securities held to maturity with an original maturity of three months or less that are considered cash and cash equivalents and classified as money market investments in the consolidated statements of financial condition.  As of June 30, 2017 and December 31, 2016, the Corporation had no outstanding securities held to maturity that were classified as cash and cash equivalents.

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

As of June 30, 2017 and December 31, 2016, the Corporation had investments in FHLB stock with a book value of $40.9 million and $40.8 million, respectively. The net realizable value is a reasonable proxy for the fair value of these instruments. Dividend income from FHLB stock for the quarters ended June 30, 2017 and 2016 was $0.5 million and $0.4 million, respectively, and for the six-month periods ended June 30, 2017 and 2016 was $0.9 million and $0.7 million, respectively.

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

    The Corporation has other equity securities that do not have a readily available fair value. The carrying value of such securities as of June 30, 2017 and December 31, 2016 was $2.2 million.

NOTE 6 – LOANS HELD FOR INVESTMENT

 The following table provides information about the loan portfolio held for investment:

	As of June 30,	As of December 31,
	2017	2016
(In thousands)
Residential mortgage loans, mainly secured by first mortgages	$3,282,307	$3,296,031
Commercial loans:
Construction loans	122,093	124,951
Commercial mortgage loans	1,611,730	1,568,808
Commercial and Industrial loans (1)	2,116,756	2,180,455
Total commercial loans	3,850,579	3,874,214
Finance leases	242,645	233,335
Consumer loans	1,485,645	1,483,293
Loans held for investment	8,861,176	8,886,873
Allowance for loan and lease losses	(173,485)	(205,603)
Loans held for investment, net	$8,687,691	$8,681,270

(1) As of June 30, 2017 and December 31, 2016, includes $885.1 million and $853.9 million, respectively, of commercial loans that are secured by real estate but are not dependent upon the real estate for repayment.

Loans held for investment on which accrual of interest income had been discontinued were as follows:

(In thousands)	June 30,	December 31,
	2017	2016
Non-performing loans:
Residential mortgage	$155,330	$160,867
Commercial mortgage	122,035	178,696
Commercial and Industrial	65,575	146,599
Construction:
Land	10,636	11,026
Construction-commercial	35,520	36,893
Construction-residential	1,235	1,933
Consumer:
Auto loans	12,370	14,346
Finance leases	1,112	1,335
Other consumer loans	7,600	8,399
Total non-performing loans held for investment (1) (2)(3)	$411,413	$560,094

(1)	As of June 30, 2017 and December 31, 2016, excludes $8.1 million of non-performing loans held for sale.

(2)

Amount excludes purchased-credit impaired ("PCI") loans with a carrying value of approximately $160.4 million and $165.8 million as of June 30, 2017 and December 31, 2016, respectively, primarily mortgage loans acquired from Doral Bank in the first quarter of 2015 and from Doral Financial in the second quarter of 2014, as further discussed below.  These loans are not considered non-performing due to the application of the accretion method, under which these loans will accrete interest income over the remaining life of the loans using an estimated cash flow analysis.

(3)

Non-performing loans exclude $384.2 million and $384.9 million of Troubled Debt Restructuring ("TDR") loans that are in compliance with modified terms and in accrual status as of June 30, 2017 and December 31, 2016, respectively.

Loans in Process of Foreclosure

    As of June 30, 2017, the recorded investment of residential mortgage loans collateralized by residential real estate property that are in the process of foreclosure amounted to $155.5 million, including $23.2 million of loans insured by the FHA or guaranteed by the VA, and $19.9 million of PCI loans. The Corporation commences the foreclosure process on residential real estate loans when a borrower becomes 120 days delinquent in accordance with the guidelines of the Consumer Financial Protection Bureau (CFPB). Foreclosure procedures and timelines vary depending on whether the property is located in a judicial or non-judicial state. Judicial states (Puerto Rico, Florida and USVI) require the foreclosure to be processed through the state’s court while foreclosure in non-judicial states (BVI) is processed without court intervention. Foreclosure timelines vary according to state law and investor guidelines. Occasionally, foreclosures may be delayed due to mandatory mediations, bankruptcy, court delays and title issues, among other reasons.

The Corporation’s aging of the loans held for investment portfolio is as follows:
					Purchased Credit-Impaired Loans		Total loans held for investment	90 days past due and still accruing
	30-59 Days Past Due	60-89 Days Past Due	90 days or more Past Due (1)	Total Past Due
As of June 30, 2017
(In thousands)						Current
Residential mortgage:
FHA/VA and other government-guaranteed loans (2) (3) (4)	$-	$5,997	$69,580	$75,577	$-	$41,230	$116,807	$69,580
Other residential mortgage loans (4)	-	86,986	173,091	260,077	156,202	2,749,221	3,165,500	17,761
Commercial:
Commercial and Industrial loans	2,740	163	71,288	74,191	-	2,042,565	2,116,756	5,713
Commercial mortgage loans (4)	-	2,791	127,947	130,738	4,166	1,476,826	1,611,730	5,912
Construction:
Land (4)	-	223	11,043	11,266	-	19,259	30,525	407
Construction-commercial	-	-	35,520	35,520	-	46,851	82,371	-
Construction-residential	-	-	1,235	1,235	-	7,962	9,197	-
Consumer:
Auto loans	49,248	10,900	12,370	72,518	-	774,292	846,810	-
Finance leases	7,840	1,743	1,112	10,695	-	231,950	242,645	-
Other consumer loans	7,483	5,725	11,393	24,601	-	614,234	638,835	3,793
Total loans held for investment	$67,311	$114,528	$514,579	$696,418	$160,368	$8,004,390	$8,861,176	$103,166
_____________
(1)

Includes non-performing loans and accruing loans that are contractually delinquent 90 days or more (i.e., FHA/VA guaranteed loans and credit cards). Credit card loans continue to accrue finance charges and fees until charged-off at 180 days.

(2)

It is the Corporation's policy to report delinquent residential mortgage loans insured by the FHA or guaranteed by the VA as past-due loans 90 days and still accruing as opposed to non-performing loans since the principal repayment is insured. These balances include $29.2 million of residential mortgage loans insured by the FHA or guaranteed by the VA that are over 15 months delinquent, and are no longer accruing interest as of June 30, 2017.

(3)

As of June 30, 2017, includes $40.4 million of defaulted loans collateralizing Government National Mortgage Association ("GNMA") securities for which the Corporation has an unconditional option (but not an obligation) to repurchase the defaulted loans.

(4)

According to the Corporation's delinquency policy and consistent with the instructions for the preparation of the Consolidated Financial Statements for Bank Holding Companies (FR Y-9C) required by the  Federal Reserve Board, residential mortgage, commercial mortgage, and construction loans are considered past due when the borrower is in arrears two or more monthly payments. FHA/VA government-guaranteed loans, other residential mortgage loans, commercial mortgage loans, and land loans past due 30-59 days as of June 30, 2017 amounted to $6.1 million, $122.2 million, $16.5 million and $0.3 million, respectively.

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

The Corporation’s credit quality indicators by loan type as of June 30, 2017 and December 31, 2016 are summarized below:

	Commercial Credit Exposure-Credit Risk Profile Based on Creditworthiness Category:
	Substandard	Doubtful	Loss	Total Adversely Classified (1)	Total Portfolio
June 30, 2017
(In thousands)
Commercial mortgage	$155,429	$13,716	$-	$169,145	$1,611,730
Construction:
Land	18,942	-	-	18,942	30,525
Construction-commercial	35,520	-	-	35,520	82,371
Construction-residential	1,236	-	-	1,236	9,197
Commercial and Industrial	139,501	3,045	166	142,712	2,116,756

	Commercial Credit Exposure-Credit Risk Profile Based on Creditworthiness Category:
	Substandard	Doubtful	Loss	Total Adversely Classified (1)	Total Portfolio
December 31, 2016
(In thousands)
Commercial mortgage	$193,391	$35,416	$-	$228,807	$1,568,808
Construction:
Land	19,345	-	-	19,345	31,766
Construction-commercial	36,893	-	-	36,893	77,475
Construction-residential	1,933	-	-	1,933	15,710
Commercial and Industrial	133,599	67,996	784	202,379	2,180,455
_________
(1)	Excludes $8.1 million as of June 30, 2017 and December 31, 2016, of construction-land non-performing loans held for sale.

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

	Consumer Credit Exposure-Credit Risk Profile based on Payment activity
	Residential Real Estate		Consumer
June 30, 2017	FHA/VA/ Guaranteed (1)	Other residential loans	Auto	Finance Leases	Other Consumer
(In thousands)
Performing	$116,807	$2,853,968	$834,440	$241,533	$631,235
Purchased Credit-Impaired (2)	-	156,202	-	-	-
Non-performing	-	155,330	12,370	1,112	7,600
Total	$116,807	$3,165,500	$846,810	$242,645	$638,835

(1)

 It is the Corporation's policy to report delinquent residential mortgage loans insured by the FHA or guaranteed by the VA as past due loans 90 days and still accruing as opposed to non-performing loans since the principal repayment is insured. This balance includes $29.2 million of residential mortgage loans insured by the FHA or guaranteed by the VA that are over 15 months delinquent, and are no longer accruing interest as of June 30, 2017.

(2)

 PCI loans are excluded from non-performing statistics due to the application of the accretion method, under which these loans will accrete interest income over the remaining life of the loans using estimated cash flow analysis.

	Consumer Credit Exposure-Credit Risk Profile based on Payment activity
	Residential Real Estate		Consumer
December 31, 2016	FHA/VA/ Guaranteed (1)	Other residential loans	Auto	Finance Leases	Other Consumer
(In thousands)
Performing	$126,858	$2,845,630	$833,612	$232,000	$626,936
Purchased Credit-Impaired (2)	-	162,676	-	-	-
Non-performing	-	160,867	14,346	1,335	8,399
Total	$126,858	$3,169,173	$847,958	$233,335	$635,335

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

      The following tables present information about impaired loans, excluding PCI loans, which are reported separately, as discussed below:

Impaired Loans

					Quarter Ended		Six-Month Period Ended

					June 30, 2017
	Recorded Investment	Unpaid Principal Balance	Related Specific Allowance	Year-To-Date Average Recorded Investment	Interest Income Recognized on Accrual Basis	Interest Income Recognized on Cash Basis	Interest Income Recognized on Accrual Basis	Interest Income Recognized on Cash Basis
(In thousands)
As of June 30, 2017
With no related specific allowance recorded:
FHA/VA-Guaranteed loans	$-	$-	$-	$-	$-	$-	$-	$-
Other residential mortgage loans	67,726	86,962	-	69,236	124	140	211	250
Commercial:
Commercial mortgage loans	25,449	29,883	-	25,679	195	56	389	132
Commercial and Industrial Loans	8,343	10,841	-	13,098	72	-	135	-
Construction:
Land	-	-	-	-	-	-	-	-
Construction-commercial	-	-	-	-	-	-	-	-
Construction-residential	-	-	-	-	-	-	-	-
Consumer:
Auto loans	311	311	-	1,230	1	-	1	-
Finance leases	-	-	-	-	-	-	-	-
Other consumer loans	1,403	2,575	-	1,513	2	23	8	44
	$103,232	$130,572	$-	$110,756	$394	$219	$744	$426
With a related specific allowance recorded:
FHA/VA-Guaranteed loans	$-	$-	$-	$-	$-	$-	$-	$-
Other residential mortgage loans	360,985	404,824	13,786	363,518	4,430	245	8,894	599
Commercial:
Commercial mortgage loans	115,172	173,665	8,330	136,370	246	26	492	47
Commercial and Industrial Loans	66,559	87,907	10,788	70,293	181	20	360	37
Construction:
Land	14,650	19,953	835	14,849	117	13	234	25
Construction-commercial	35,520	38,595	1,457	36,295	-	-	-	-
Construction-residential	387	551	82	390	-	-	-	-
Consumer:
Auto loans	23,683	23,683	3,736	25,116	477	-	930	-
Finance leases	2,492	2,492	69	2,705	48	-	100	-
Other consumer loans	12,945	13,513	1,711	13,512	358	12	693	24
	$632,393	$765,183	$40,794	$663,048	$5,857	$316	$11,703	$732
Total:
FHA/VA-Guaranteed loans	$-	$-	$-	$-	$-	$-	$-	$-
Other residential mortgage loans	428,711	491,786	13,786	432,754	4,554	385	9,105	849
Commercial:
Commercial mortgage loans	140,621	203,548	8,330	162,049	441	82	881	179
Commercial and Industrial Loans	74,902	98,748	10,788	83,391	253	20	495	37
Construction:
Land	14,650	19,953	835	14,849	117	13	234	25
Construction-commercial	35,520	38,595	1,457	36,295	-	-	-	-
Construction-residential	387	551	82	390	-	-	-	-
Consumer:
Auto loans	23,994	23,994	3,736	26,346	478	-	931	-
Finance leases	2,492	2,492	69	2,705	48	-	100	-
Other consumer loans	14,348	16,088	1,711	15,025	360	35	701	68
	$735,625	$895,755	$40,794	$773,804	$6,251	$535	$12,447	$1,158

Impaired Loans

	Recorded Investment	Unpaid Principal Balance	Related Specific Allowance	Year-To-Date Average Recorded Investment
(In thousands)
As of December 31, 2016
With no related specific allowance recorded:
FHA/VA-Guaranteed loans	$-	$-	$-	$-
Other residential mortgage loans	67,996	82,602	-	71,003
Commercial:
Commercial mortgage loans	72,620	91,685	-	80,713
Commercial and Industrial Loans	14,656	24,642	-	17,209
Construction:
Land	180	233	-	212
Construction-commercial	-	-	-	-
Construction-residential	956	1,531	-	956
Consumer:
Auto loans	599	599	-	615
Finance leases	94	94	-	95
Other consumer loans	4,516	5,876	-	4,696
	$161,617	$207,262	$-	$175,499
With a related specific allowance recorded:
FHA/VA-Guaranteed loans	$-	$-	$-	$-
Other residential mortgage loans	374,271	423,648	8,633	380,273
Commercial:
Commercial mortgage loans	121,771	133,883	26,172	122,609
Commercial and Industrial Loans	138,887	165,399	22,638	149,153
Construction:
Land	14,870	19,918	947	15,589
Construction-commercial	36,893	38,721	324	38,191
Construction-residential	392	551	134	392
Consumer:
Auto loans	24,276	24,276	3,717	26,562
Finance leases	2,553	2,553	71	2,751
Other consumer loans	12,375	12,734	1,785	13,322
	$726,288	$821,683	$64,421	$748,842
Total:
FHA/VA-Guaranteed loans	$-	$-	$-	$-
Other residential mortgage loans	442,267	506,250	8,633	451,276
Commercial:
Commercial mortgage loans	194,391	225,568	26,172	203,322
Commercial and Industrial Loans	153,543	190,041	22,638	166,362
Construction:
Land	15,050	20,151	947	15,801
Construction-commercial	36,893	38,721	324	38,191
Construction-residential	1,348	2,082	134	1,348
Consumer:
Auto loans	24,875	24,875	3,717	27,177
Finance leases	2,647	2,647	71	2,846
Other consumer loans	16,891	18,610	1,785	18,018
	$887,905	$1,028,945	$64,421	$924,341

Interest income of approximately $7.4 million ($6.8 million accrual basis and $0.6 million cash basis) and $14.7 million ($13.2 million accrual basis and $1.5 million cash basis) was recognized on impaired loans for the second quarter and six-month period ended June 30, 2016, respectively.

The following tables show the activity for impaired loans and the related specific reserve for the quarters and six-month periods ended June 30, 2017 and 2016:

	Quarter Ended		Six-Month Period Ended
	June 30,		June 30,
	2017	2016	2017	2016
(In thousands)
Impaired Loans:
Balance at beginning of period	$807,198	$917,591	$887,905	$806,509
Loans determined impaired during the period	18,976	76,947	38,604	234,931
Charge-offs (1)	(43,083)	(11,249)	(60,487)	(19,601)
Loans sold, net of charge-offs	-	-	(53,245)	-
Increases to impaired loans-additional disbursements	698	414	1,239	1,761
Foreclosures	(21,233)	(9,189)	(30,690)	(16,610)
Loans no longer considered impaired	(1,890)	(4,547)	(2,782)	(24,886)
Paid in full or partial payments	(25,041)	(16,193)	(44,919)	(28,330)
Balance at end of period	$735,625	$953,774	$735,625	$953,774

(1)	For the six-month period ended June 30, 2017, includes a charge-off of $10.7 million related to the sale of the PREPA credit line as further discussed below.

	Quarter Ended		Six-Month Period Ended
	June 30,		June 30,
	2017	2016	2017	2016
(In thousands)
Specific Reserve:
Balance at beginning of period	$66,311	$81,495	$64,421	52,581
Provision for loan losses	17,563	16,126	36,195	53,392
Net charge-offs	(43,080)	(11,249)	(59,822)	(19,601)
Balance at end of period	$40,794	$86,372	$40,794	$86,372

   Purchased Credit Impaired (PCI) Loans

    The Corporation acquired PCI loans accounted for under ASC 310-30 as part of a transaction that closed on February 27, 2015 in which FirstBank acquired 10 Puerto Rico branches of Doral Bank, and acquired certain assets, including PCI loans, and assumed deposits, through an alliance with Banco Popular of Puerto Rico, which was the successful lead bidder with the FDIC on the failed Doral Bank, as well as other co-bidders. The Corporation also acquired PCI loans in previously completed asset acquisitions that are accounted for under ASC 310-30. These previous transactions include the acquisition from Doral Financial in the second quarter of 2014 of all its rights, title and interest in first and second residential mortgages loans in full satisfaction of secured borrowings owed by such entity to FirstBank.

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

The carrying amount of PCI loans were as follows:
	As of
	June 30,	December 31,
	2017	2016
(In thousands)
Residential mortgage loans	$156,202	$162,676
Commercial mortgage loans	4,166	3,142
Total PCI loans	$160,368	$165,818
Allowance for loan losses	(9,446)	(6,857)
Total PCI loans, net of allowance for loan losses	$150,922	$158,961

The following tables present PCI loans by past due status as of June 30, 2017 and December 31, 2016:

As of June 30, 2017	30-59 Days	60-89 Days	90 days or more	Total Past Due		Total PCI loans
					Current
(In thousands)
Residential mortgage loans	$-	$11,733	$26,968	$38,701	$117,501	$156,202
Commercial mortgage loans	-	115	1,112	1,227	2,939	4,166
Total (1)	$-	$11,848	$28,080	$39,928	$120,440	$160,368
_____________
(1)

According to the Corporation's delinquency policy and consistent with the instructions for the preparation of the Consolidated Financial Statements for Bank Holding Companies (FR Y-9C) required by the  Federal Reserve Board, residential mortgage and commercial mortgage loans are considered past due when the borrower is in arrears two or more monthly payments. PCI residential mortgage loans and commercial mortgage loans past due 30-59 days as of June 30, 2017 amounted to $17.7 million and $1.5 million, respectively.

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

Changes in accretable yield of acquired loans

Subsequent to an acquisition of loans, the Corporation is required to periodically evaluate its estimate of cash flows expected to be collected. These evaluations, performed quarterly, require the continued use of key assumptions and estimates, similar to the initial estimate of fair value. Subsequent changes in the estimated cash flows expected to be collected may result in changes in the accretable yield and non-accretable difference or reclassifications from non-accretable yield to accretable yield. Increases in the cash flows expected to be collected will generally result in an increase in interest income over the remaining life of the loan or pool of loans. Decreases in expected cash flows due to further credit deterioration will generally result in an impairment charge recognized in the Corporation’s provision for loan and lease losses, resulting in an increase to the allowance for loan losses. During the second quarter of 2017, the Corporation increased by $2.6 million to $9.4 million the reserve related to PCI loans acquired from Doral Financial in 2014 and from Doral Bank in 2015. The reserve is driven by the revisions to the expected cash flows of the portfolios for the remaining term of the loan pools based on expected performance and market conditions.

Changes in the accretable yield of PCI loans for the quarters and six-month periods ended June 30, 2017 and 2016 were as follows:

	Quarter Ended		Six-Month Period Ended
	June 30,	June 30,	June 30,	June 30,
	2017	2016	2017	2016
(In thousands)
Balance at beginning of period	$113,665	$114,098	$116,462	$118,385
Accretion recognized in earnings	(2,724)	(2,927)	(5,521)	(5,816)
Reclassification (to) from non-accretable	(1,970)	11,008	(1,970)	9,610
Balance at end of period	$108,971	$122,179	$108,971	$122,179

Changes in the carrying amount of loans accounted for pursuant to ASC 310-30 were as follows:
	Quarter Ended		Six-Month Period Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
(In thousands)
Balance at beginning of period	$163,100	$172,332	$165,818	$173,913
Accretion	2,724	2,927	5,521	5,816
Collections	(4,509)	(4,581)	(9,102)	(8,952)
Foreclosures	(947)	(988)	(1,869)	(1,087)
Ending balance	$160,368	$169,690	$160,368	$169,690
Allowance for loan losses	(9,446)	(6,857)	(9,446)	(6,857)
Ending balance, net of allowance for loan losses	$150,922	$162,833	$150,922	$162,833

Changes in the allowance for loan losses related to PCI loans follows:

	Quarter Ended		Six-Month Period Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
(In thousands)
Balance at beginning of period	$6,857	$4,568	$6,857	$3,962
Provision for loan losses	2,589	2,289	2,589	2,895
Balance at end of period	$9,446	$6,857	$9,446	$6,857

 The outstanding principal balance of PCI loans, including amounts charged off by the Corporation, amounted to $200.1 million as of June 30, 2017 (December 2016 - $207.3 million).

Purchases and Sales of Loans

During the first half of 2017, the Corporation purchased $32.4 million of residential mortgage loans consistent with a strategic program to purchase ongoing residential mortgage loan production from mortgage bankers in Puerto Rico. Generally, the loans purchased from mortgage bankers were conforming residential mortgage loans. Purchases of conforming residential mortgage loans provide the Corporation the flexibility to retain or sell the loans, including through securitization transactions, depending upon the Corporation’s interest rate risk management strategies. When the Corporation sells such loans, it generally keeps the servicing of the loans.

     In the ordinary course of business, the Corporation sells residential mortgage loans (originated or purchased) to GNMA and government-sponsored entities (“GSEs”) such as Fannie Mae (“FNMA”) and Freddie Mac (“FHLMC”), which generally securitize the transferred loans into mortgage-backed securities for sale into the secondary market. The Corporation sold approximately $52.8 million of performing residential mortgage loans to FNMA and FHLMC during the first half of 2017.  Also, during the first half of 2017, the Corporation sold $131.8 million of FHA/VA mortgage loans to GNMA, which packages them into mortgage-backed securities. The Corporation’s continuing involvement in these sold loans consists primarily of servicing the loans. In addition, the Corporation agreed to repurchase loans when it breaches any of the representations and warranties included in the sale agreement. These representations and warranties are consistent with the GSEs’ selling and servicing guidelines (i.e., ensuring that the mortgage was properly underwritten according to established guidelines).

For loans sold to GNMA, the Corporation holds an option to repurchase individual delinquent loans issued on or after January 1, 2003 when the borrower fails to make any payment for three consecutive months. This option gives the Corporation the ability, but not the obligation, to repurchase the delinquent loans at par without prior authorization from GNMA.

Under ASC Topic 860, Transfer and Servicing, once the Corporation has the unilateral ability to repurchase the delinquent loan, it is considered to have regained effective control over the loan and is required to recognize the loan and a corresponding repurchase liability on the statement of financial condition regardless of the Corporation’s intent to repurchase the loan.

   During the first half of 2017 and 2016, the Corporation repurchased, pursuant to its repurchase option with GNMA, $17.5 million and $14.6 million, respectively, of loans previously sold to GNMA.  The principal balance of these loans is fully guaranteed and the risk of loss related to the repurchased loans is generally limited to the difference between the delinquent interest payment advanced to GNMA computed at the loan’s interest rate and the interest payments reimbursed by FHA, which are computed at a pre-determined debenture rate. Repurchases of GNMA loans allow the Corporation, among other things, to maintain acceptable delinquency rates on outstanding GNMA pools and remain as a seller and servicer in good standing with GNMA. The Corporation generally remediates any breach of representations and warranties related to the underwriting of such loans according to established GNMA guidelines without incurring losses. The Corporation does not maintain a liability for estimated losses as a result of breaches in representations and warranties.

Loan sales to FNMA and FHLMC are without recourse in relation to the future performance of the loans.  The Corporation repurchased at par loans previously sold to FNMA and FHLMC in the amount of $16 thousand and $0.7 million during the first half of 2017 and 2016, respectively. The Corporation’s risk of loss with respect to these loans is also minimal as these repurchased loans are generally performing loans with documentation deficiencies. No losses related to breaches of representations and warranties were incurred in the first half of 2017. Historically, losses experienced on these loans have been immaterial. As a consequence, as of June 30, 2017, the Corporation does not maintain a liability for estimated losses on loans expected to be repurchased as a result of breaches in loan and servicer representations and warranties.

In addition, during the first six months of 2017, the Corporation purchased a $15.3 million participation in a commercial and industrial loan of which $6.5 million was outstanding as of June 30, 2017.

Sale of the Puerto Rico Electric Power Authority (PREPA) Loan

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

Loan Portfolio Concentration

     The Corporation’s primary lending area is Puerto Rico.  The Corporation’s banking subsidiary, First Bank, also lends in the USVI and BVI markets and in the United States (principally in the state of Florida).  Of the total gross loans held for investment portfolio of

$8.9 billion as of June 30, 2017, approximately 76% have credit risk concentration in Puerto Rico, 17% in the United States, and 7% in the USVI and BVI.

    As of June 30, 2017, the Corporation had $57.4 million outstanding in loans extended to the Puerto Rico government, its municipalities and public corporations, compared to $133.6 million outstanding as of December 31, 2016. As mentioned above, during the first quarter of 2017, the Corporation received an unsolicited offer and sold its outstanding participation in the PREPA line of credit with a book value of $64 million at the time of sale (principal balance of $75 million), thereby reducing its direct exposure to the Puerto Rico government. Approximately $34.8 million of the outstanding loans consisted of loans extended to municipalities in Puerto Rico, which in most cases are supported by assigned property tax revenues.  The vast majority of revenues of the municipalities included in the Corporation’s loan portfolio are independent of the Puerto Rico central government. These municipalities are required by law to levy special property taxes in such amounts as are required for the payment of all of their respective general obligation bonds and notes. Late in 2015, the GDB and the Municipal Revenue Collection Center (CRIM) signed and perfected a deed of trust. Through this deed, the GDB, as fiduciary, is bound to keep the CRIM funds separate from any other deposits and must distribute the funds pursuant to applicable law. The CRIM funds are deposited at another commercial depository financial institution in Puerto Rico. Approximately $6.8 million of the outstanding loans as of June 30, 2017 consisted of a loan to a unit of the central government, and approximately $15.8 million consisted of a loan to an affiliate of a public corporation.

Furthermore, as of June 30, 2017, the Corporation had three loans granted to the hotel industry in Puerto Rico guaranteed by the Puerto Rico Tourism Development Fund (“TDF”) with an outstanding principal balance of $127.6 million (book value $80.5 million), compared to $127.7 million outstanding (book value of $111.8 million) as of December 31, 2016. The borrower and the operations of the underlying collateral of these loans are the primary sources of repayment and the TDF provides a secondary guarantee for payment performance.  The TDF is a subsidiary of the GDB.  These loans have been classified as non-performing and impaired since the first quarter of 2016, and interest payments have been applied against principal since then. Approximately $3.4 million of interest payments received on loans guaranteed by the TDF since late March 2016 have been applied against principal. During the second quarter of 2017, the Corporation recorded charge-offs of $29.7 million on these facilities.  The largest of these three loans became over 90 days matured and, as a collateral dependent loan, the portion of the recorded investment in excess of the fair value of the collateral and the guarantee was charged-off.  A portion of the charge-offs was related to an adjustment to the estimated fair value of the guarantee on these loans in light of an agreement reached in the second quarter of 2017 in which the TDF agreed to honor a portion of its guarantee through a cash payment and a fixed income financial instrument. Upon completion of the agreement, which is linked in part to the GDB’s RSA recently approved by the PROMESA oversight board, TDF will be released as guarantor and the income-producing real estate properties will be the only collateral on these loans thus, any decline in the collateral valuations may require additional impairments on these loans. As of June 30, 2017, the non-performing loans guaranteed by the TDF and related facilities are being carried (net of reserves and accumulated charge-offs) at 56% of unpaid principal balance.

    In addition, the Corporation had $117.4 million in exposure to residential mortgage loans that are guaranteed by the Puerto Rico Housing Finance Authority. Residential mortgage loans guaranteed by the Puerto Rico Housing Finance Authority are secured by the underlying properties and the guarantees serve to cover shortfalls in collateral in the event of a borrower default. The Puerto Rico government guarantees up to $75 million of the principal guaranteed under the mortgage loans insurance program. According to the most recently released audited financial statements of the Puerto Rico Housing Financing Authority, as of June 30, 2015, the Puerto Rico Housing Finance Authority’s mortgage loans insurance program covered loans in an aggregate of approximately $552 million. The regulations adopted by the Puerto Rico Housing Finance Authority require the establishment of adequate reserves to guarantee the solvency of the mortgage loans insurance fund. As of June 30, 2015, the most recent date as to which information is available, the Puerto Rico Housing Finance Authority had a restricted net position for such purposes of approximately $77.4 million.

    The Corporation also has credit exposure to USVI government entities. As of June 30, 2017 the Corporation had $85.2 million in loans to USVI government instrumentalities and public corporations, compared to $84.7  million as of December 31, 2016.  Of the amount outstanding as of June 30, 2017, approximately $62.0 million corresponds to public corporations of the USVI and $23.2 million corresponds to an independent instrumentality of the USVI government.  All loans are currently performing and up to date with its principal and interest payments.

    The Corporation cannot predict at this time the impact that the current fiscal situation of the Commonwealth of Puerto Rico, the uncertainty about the debt restructuring process, and the various legislative and other measures adopted and to be adopted by the Puerto Rico government and the PROMESA oversight board in response to such fiscal situation will have on the Puerto Rico economy, the Corporation’s clients, and on the Corporation’s financial condition and results of operations.

Troubled Debt Restructurings

The Corporation provides homeownership preservation assistance to its customers through a loss mitigation program in Puerto Rico that is similar to the U.S. government’s Home Affordable Modification Program guidelines. Depending upon the nature of borrowers’ financial condition, restructurings or loan modifications through this program as well as other restructurings of individual commercial, commercial mortgage, construction, and residential mortgage loans fit the definition of a TDR. A restructuring of a debt constitutes a

TDR if the creditor for economic or legal reasons related to the debtor’s financial difficulties grants a concession to the debtor that it would not otherwise consider. Modifications involve changes in one or more of the loan terms that bring a defaulted loan current and provide sustainable affordability. Changes may include, among others, the extension of the maturity of the loan and modifications of the loan rate. As of June 30, 2017, the Corporation’s total TDR loans held for investment of $568.5 million consisted of $368.5 million of residential mortgage loans, $65.9 million of commercial and industrial loans, $50.1million of commercial mortgage loans, $45.0 million of construction loans, and $39.0 million of consumer loans. Outstanding unfunded commitments on TDR loans amounted to $4.6 million as of June 30, 2017.

The Corporation’s loss mitigation programs for residential mortgage and consumer loans can provide for one or a combination of the following: movement of interest past due to the end of the loan, extension of the loan term, deferral of principal payments and reduction of interest rates either permanently or for a period of up to six years (increasing back in step-up rates). Additionally, in certain cases, the restructuring may provide for the forgiveness of contractually due principal or interest. Uncollected interest is added to the end of the loan term at the time of the restructuring and not recognized as income until collected or when the loan is paid off. These programs are available only to those borrowers who have defaulted, or are likely to default, permanently on their loan and would lose their homes in a foreclosure action absent some lender concession. Nevertheless, if the Corporation is not reasonably assured that the borrower will comply with its contractual commitment, properties are foreclosed.

   Prior to permanently modifying a loan, the Corporation may enter into trial modifications with certain borrowers. Trial modifications generally represent a six-month period during which the borrower makes monthly payments under the anticipated modified payment terms prior to a formal modification. Upon successful completion of a trial modification, the Corporation and the borrower enter into a permanent modification. TDR loans that are participating in or that have been offered a binding trial modification are classified as TDRs when the trial offer is made and continue to be classified as TDRs regardless of whether the borrower enters into a permanent modification. As of June 30, 2017, we classified an additional $2.8 million of residential mortgage loans as TDRs that were participating in or had been offered a trial modification.

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

In addition, the Corporation extends, renews, and restructures loans with satisfactory credit profiles. Many commercial loan facilities are structured as lines of credit, which primarily have one-year terms and, therefore, are required to be renewed annually. Other facilities may be restructured or extended from time to time based upon changes in the borrower’s business needs, use of funds, timing of completion of projects, and other factors. If the borrower is not deemed to have financial difficulties, extensions, renewals, and restructurings are done in the normal course of business and are not considered to be concessions, and the loans continue to be recorded as performing.

Selected information on TDR loans that includes the recorded investment by loan class and modification type is summarized in the following tables. This information reflects all TDRs:

	June 30, 2017
	Interest rate below market	Maturity or term extension	Combination of reduction in interest rate and extension of maturity	Forgiveness of principal and/or interest	Other (1)	Total
(In thousands)
Troubled Debt Restructurings:
Non-FHA/VA Residential Mortgage loans	$26,636	$8,347	$273,798	$-	$59,724	$368,505
Commercial Mortgage Loans	6,625	2,157	30,796	-	10,487	50,065
Commercial and Industrial Loans	2,146	4,444	15,372	861	43,063	65,886
Construction Loans:
Land	-	6,667	2,190	-	324	9,181
Construction-commercial	-	-	-	35,520	-	35,520
Construction-residential	-	-	-	-	352	352
Consumer Loans - Auto	-	1,488	14,949	-	7,557	23,994
Finance Leases	-	284	2,208	-	-	2,492
Consumer Loans - Other	419	2,295	7,780	224	1,830	12,548
Total Troubled Debt Restructurings	$35,826	$25,682	$347,093	$36,605	$123,337	$568,543

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

The following table presents the Corporation's TDR loans activity:

	Quarter Ended		Six-Month Period Ended
	June 30,		June 30,
	2017	2016	2017	2016
(In thousands)
Beginning balance of TDRs	$602,364	$659,104	$647,048	$661,591
New TDRs	13,368	34,260	54,267	50,479
Increases to existing TDRs - additional
disbursements	330	355	754	1,056
Charge-offs post modification (1)	(9,365)	(4,632)	(24,027)	(10,454)
Sales, net of charge-offs	-	-	(53,245)	-
Foreclosures	(16,150)	(4,579)	(20,521)	(7,400)
Removed from the TDR classification	-	(3,031)	-	(3,031)
Paid-off and partial payments	(22,004)	(10,486)	(35,733)	(21,250)
Ending balance of TDRs	$568,543	$670,991	$568,543	$670,991

(1)	For the six-month period ended June 30, 2017, includes a charge off of $10.7 million related to the sale of the PREPA credit line.

TDR loans are classified as either accrual or nonaccrual loans. Loans in accrual status may remain in accrual status when their contractual terms have been modified in a TDR if the loan had demonstrated performance prior to the restructuring and payment in full under the restructured terms is expected. Otherwise, loans on nonaccrual and restructured as a TDR will remain on nonaccrual status until the borrower has proven the ability to perform under the modified structure, generally for a minimum of six months, and there is evidence that such payments can and are likely to continue as agreed. Performance prior to the restructuring, or significant events that coincide with the restructuring, are included in assessing whether the borrower can meet the new terms and may result in the loan being returned to accrual status at the time of the restructuring or after a shorter performance period. If the borrower’s ability to meet the revised payment schedule is uncertain, the loan remains classified as a nonaccrual loan. Loan modifications increase the Corporation’s interest income by returning a non-performing loan to performing status, if applicable, increase cash flows by providing for payments to be made by the borrower, and limit increases in foreclosure and OREO costs. A TDR loan that specifies an interest rate that at the time of the restructuring is greater than or equal to the rate the Corporation is willing to accept for a new loan with comparable risk may not be reported as a TDR, or an impaired loan in the calendar years subsequent to the restructuring, if it is in compliance with its modified terms. During the first half of 2016, the Corporation removed a $3.0 million loan from the TDR classification as the borrower was no longer experiencing financial difficulties, and the loan was refinanced at market terms and does not contain any concession to the borrower.

The following table provides a breakdown between accrual and nonaccrual status of TDR loans:

	As of June 30, 2017

	Accrual	Nonaccrual (1)	Total TDRs
(In thousands)
Non-FHA/VA Residential Mortgage loans	$293,889	$74,616	$368,505
Commercial Mortgage Loans	33,406	16,659	50,065
Commercial and Industrial Loans	19,400	46,486	65,886
Construction Loans:
Land	7,627	1,554	9,181
Construction-commercial	-	35,520	35,520
Construction-residential	-	352	352
Consumer Loans - Auto	16,326	7,668	23,994
Finance Leases	2,381	111	2,492
Consumer Loans - Other	11,143	1,405	12,548
Total Troubled Debt Restructurings	$384,172	$184,371	$568,543

(1)

 Included in non-accrual loans are $47.2 million in loans that are performing under the terms of the restructuring agreement but are reported in nonaccrual status until the restructured loans meet the criteria of sustained payment performance under the revised terms for reinstatement to accrual status and are deemed fully collectible.

	As of December 31, 2016

	Accrual	Nonaccrual (1)	Total TDRs
(In thousands)
Non- FHA/VA Residential Mortgage loans	$295,656	$80,153	$375,809
Commercial Mortgage Loans	32,340	16,402	48,742
Commercial and Industrial Loans	18,496	115,025	133,521
Construction Loans:
Land	7,732	1,630	9,362
Construction-commercial	-	36,893	36,893
Construction-residential	-	357	357
Consumer Loans - Auto	16,253	8,622	24,875
Finance Leases	2,542	105	2,647
Consumer Loans - Other	11,868	2,974	14,842
Total Troubled Debt Restructurings	$384,887	$262,161	$647,048

(1)

 Included in non-accrual loans are $110.6 million in loans that are performing under the terms of the restructuring agreement but are reported in non-accrual status until the restructured loans meet the criteria of sustained payment performance under the revised terms for reinstatement to accrual status and are deemed fully collectible.

TDR loans exclude restructured residential mortgage loans that are guaranteed by the U.S. federal government (i.e., FHA/VA loans) totaling $64.2 million as of June 30, 2017 (December 31, 2016 - $69.1 million). The Corporation excludes FHA/VA guaranteed loans from TDR loan statistics given that, in the event that the borrower defaults on the loan, the principal and interest (at the specified debenture rate) are guaranteed by the U.S. government; therefore, the risk of loss on these types of loans is very low. The Corporation does not consider loans with U.S. federal government guarantees to be impaired loans for the purpose of calculating the allowance for loan and lease losses.

Loan modifications that are considered TDRs and were completed during the quarter and six-month period ended June 30, 2017 and 2016 were as follows:

	Quarter Ended June 30, 2017
	Number of contracts	Pre-modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(Dollars in thousands)
Troubled Debt Restructurings:
Non-FHA/VA Residential Mortgage loans	48	$9,577	$9,483
Commercial Mortgage Loans	2	267	267
Commercial and Industrial Loans	2	326	326
Consumer Loans - Auto	122	1,926	1,926
Finance Leases	14	362	362
Consumer Loans - Other	193	991	1,004
Total Troubled Debt Restructurings	381	$13,449	$13,368

	Six-Month Period Ended June 30, 2017
	Number of contracts	Pre-modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(Dollars in thousands)
Troubled Debt Restructurings:
Non-FHA/VA Residential Mortgage loans	88	$14,227	$13,991
Commercial Mortgage Loans	8	22,705	22,465
Commercial and Industrial Loans	5	11,074	11,074
Construction Loans:
Land	1	25	28
Consumer Loans - Auto	274	4,173	4,173
Finance Leases	22	548	548
Consumer Loans - Other	403	1,960	1,988
Total Troubled Debt Restructurings	801	$54,712	$54,267

	Quarter Ended June 30, 2016
	Number of contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(Dollars in thousands)
Troubled Debt Restructurings:
Non-FHA/VA Residential Mortgage loans	54	$7,397	$7,132
Commercial Mortgage Loans	3	2,672	2,668
Commercial and Industrial Loans	19	20,261	20,261
Consumer Loans - Auto	165	2,718	2,718
Finance Leases	12	242	242
Consumer Loans - Other	269	1,222	1,239
Total Troubled Debt Restructurings	522	$34,512	$34,260

	Six-Month Period Ended June 30, 2016
	Number of contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(Dollars in thousands)
Troubled Debt Restructurings:
Non-FHA/VA Residential Mortgage loans	112	$16,409	$15,591
Commercial Mortgage Loans	3	2,672	2,668
Commercial and Industrial Loans	19	20,261	20,261
Consumer Loans - Auto	423	7,699	7,699
Finance Leases	48	1,182	1,182
Consumer Loans - Other	605	3,043	3,078
Total Troubled Debt Restructurings	1,210	$51,266	$50,479

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

   Loan modifications considered TDR loans that defaulted during the quarters and six-month periods ended June 30, 2017 and June 30, 2016 and had become TDR during the 12-months preceding the default date, were as follows:

	Quarter Ended June 30,
	2017		2016
	Number of contracts	Recorded Investment	Number of contracts	Recorded Investment
(Dollars in thousands)
Non-FHA/VA Residential Mortgage loans	19	$2,614	10	$1,178
Consumer Loans - Auto	5	69	31	498
Consumer Loans - Other	29	103	34	116
Total	53	$2,786	75	$1,792

	Six-Month Period Ended June 30,
	2017		2016
	Number of contracts	Recorded Investment	Number of contracts	Recorded Investment
(Dollars in thousands)
Non-FHA/VA Residential Mortgage loans	22	$2,891	21	$3,156
Commercial Mortgage Loans	1	57	-	-
Consumer Loans - Auto	9	130	40	634
Consumer Loans - Other	46	164	67	246
Finance Leases	-	-	1	13
Total	78	$3,242	129	$4,049

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

The recorded investment in loans held for investment restructured using the A/B note restructure workout strategy was approximately $36.1 million as of June 30, 2017. The following table provides additional information about the volume of this type of loan restructuring and the effect on the allowance for loan and lease losses in the first half of 2017 and 2016:

	June 30, 2017	June 30, 2016
(In thousands)
Principal balance	$36,141	$38,259
Amount charged off	$-	$-
Charges to the provision for loan losses	$388	$1,948
Allowance for loan losses at end of period	$5,529	$2,809

Approximately $3.1 million of the loans restructured using the A/B note restructure workout strategy are in accrual status. These loans continue to be individually evaluated for impairment purposes.

NOTE 7 – ALLOWANCE FOR LOAN AND LEASE LOSSES

The changes in the allowance for loan and lease losses were as follows:

	Residential Mortgage Loans	Commercial Mortgage Loans	Commercial & Industrial Loans	Construction Loans	Consumer Loans	Total

(In thousands)
Quarter ended June 30, 2017
Allowance for loan and lease losses:
Beginning balance	$35,775	$68,468	$45,970	$3,886	$49,132	$203,231
Charge-offs	(6,967)	(30,495)	(6,378)	(595)	(11,053)	(55,488)
Recoveries	891	78	4,624	133	1,920	7,646
Provision (release)	10,888	525	(2,134)	312	8,505	18,096
Ending balance	$40,587	$38,576	$42,082	$3,736	$48,504	$173,485
Ending balance: specific reserve for impaired loans	$13,786	$8,330	$10,788	$2,374	$5,516	$40,794
Ending balance: purchased credit-impaired loans (1)	$9,074	$372	$-	$-	$-	$9,446
Ending balance: general allowance	$17,727	$29,874	$31,294	$1,362	$42,988	$123,245
Loans held for investment:
Ending balance	$3,282,307	$1,611,730	$2,116,756	$122,093	$1,728,290	$8,861,176
Ending balance: impaired loans	$428,711	$140,621	$74,902	$50,557	$40,834	$735,625
Ending balance: purchased credit-impaired loans	$156,202	$4,166	$-	$-	$-	$160,368
Ending balance: loans with general allowance	$2,697,394	$1,466,943	$2,041,854	$71,536	$1,687,456	$7,965,183

	Residential Mortgage Loans	Commercial Mortgage Loans	Commercial & Industrial Loans	Construction Loans	Consumer Loans	Total

(In thousands)
Six-Month Period Ended June 30, 2017
Allowance for loan and lease losses:
Beginning balance	$33,980	$57,261	$61,953	$2,562	$49,847	$205,603
Charge-offs	(15,192)	(31,857)	(18,430)	(658)	(22,245)	(88,382)
Recoveries	1,640	108	5,499	578	4,901	12,726
Provision (release)	20,159	13,064	(6,940)	1,254	16,001	43,538
Ending balance	$40,587	$38,576	$42,082	$3,736	$48,504	$173,485
Ending balance: specific reserve for impaired loans	$13,786	$8,330	$10,788	$2,374	$5,516	$40,794
Ending balance: purchased credit-impaired loans (1)	$9,074	$372	$-	$-	$-	$9,446
Ending balance: general allowance	$17,727	$29,874	$31,294	$1,362	$42,988	$123,245
Loans held for investment:
Ending balance	$3,282,307	$1,611,730	$2,116,756	$122,093	$1,728,290	$8,861,176
Ending balance: impaired loans	$428,711	$140,621	$74,902	$50,557	$40,834	$735,625
Ending balance: purchased credit-impaired loans	$156,202	$4,166	$-	$-	$-	$160,368
Ending balance: loans with general allowance	$2,697,394	$1,466,943	$2,041,854	$71,536	$1,687,456	$7,965,183

	Residential Mortgage Loans	Commercial Mortgage Loans	Commercial & Industrial Loans	Construction Loans	Consumer Loans	Total

(In thousands)
Quarter ended June 30, 2016
Allowance for loan and lease losses:
Beginning balance	$38,548	$68,744	$71,098	$3,013	$56,722	$238,125
Charge-offs	(11,532)	(1,437)	(1,914)	(513)	(12,970)	(28,366)
Recoveries	841	33	676	144	2,015	3,709
Provision (release)	11,098	2,459	(71)	103	7,397	20,986
Ending balance	$38,955	$69,799	$69,789	$2,747	$53,164	$234,454
Ending balance: specific reserve for impaired loans	$11,972	$40,071	$27,750	$1,114	$5,465	$86,372
Ending balance: purchased credit-impaired loans (1)	$6,638	$219	$-	$-	$-	$6,857
Ending balance: general allowance	$20,345	$29,509	$42,039	$1,633	$47,699	$141,225
Loans held for investment:
Ending balance	$3,323,844	$1,523,676	$2,133,623	$137,406	$1,752,198	$8,870,747
Ending balance: impaired loans	$452,280	$211,348	$197,368	$49,216	$43,562	$953,774
Ending balance: purchased credit-impaired loans	$166,556	$3,134	$-	$-	$-	$169,690
Ending balance: loans with general allowance	$2,705,008	$1,309,194	$1,936,255	$88,190	$1,708,636	$7,747,283

	Residential Mortgage Loans	Commercial Mortgage Loans	Commercial & Industrial Loans	Construction Loans	Consumer Loans	Total

(In thousands)
Six-Month Period Ended June 30, 2016
Allowance for loan and lease losses:
Beginning balance	$39,570	$68,211	$68,768	$3,519	$60,642	$240,710
Charge-offs	(18,838)	(2,012)	(5,673)	(604)	(27,774)	(54,901)
Recoveries	1,187	79	956	161	4,223	6,606
Provision (release)	17,036	3,521	5,738	(329)	16,073	42,039
Ending balance	$38,955	$69,799	$69,789	$2,747	$53,164	$234,454
Ending balance: specific reserve for impaired loans	$11,972	$40,071	$27,750	$1,114	$5,465	$86,372
Ending balance: purchased credit-impaired loans (1)	$6,638	$219	$-	$-	$-	$6,857
Ending balance: general allowance	$20,345	$29,509	$42,039	$1,633	$47,699	$141,225
Loans held for investment:
Ending balance	$3,323,844	$1,523,676	$2,133,623	$137,406	$1,752,198	$8,870,747
Ending balance: impaired loans	$452,280	$211,348	$197,368	$49,216	$43,562	$953,774
Ending balance: purchased credit-impaired loans	$166,556	$3,134	$-	$-	$-	$169,690
Ending balance: loans with general allowance	$2,705,008	$1,309,194	$1,936,255	$88,190	$1,708,636	$7,747,283

(1)	Refer to Note 6- Loans Held For Investment-PCI Loans for a detail of changes in the allowance for loan losses related to PCI loans.

As of June 30, 2017, the Corporation maintained a $0.7 million reserve for unfunded loan commitments (December 31, 2016 - $1.6 million) mainly related to outstanding commitments on floor plan revolving lines of credit. The reserve for unfunded loan commitments is an estimate of the losses inherent in off-balance sheet loan commitments to borrowers that are experiencing financial difficulties at the balance sheet date. It is calculated by multiplying an estimated loss factor by an estimated probability of funding, and then by the period-end amounts for unfunded commitments. The reserve for unfunded loan commitments is included as part of accounts payable and other liabilities in the consolidated statement of financial condition and any change to the reserve is included as part of other non-interest expenses in the consolidated statements of income.

NOTE 8 – LOANS HELD FOR SALE

The Corporation’s loans held-for-sale portfolio was composed of:

	As of
	June 30, 2017	December 31, 2016
(In thousands)
Residential mortgage loans	$29,193	$41,927
Construction loans	8,079	8,079
Total	$37,272	$50,006

Non-performing loans held for sale totaled $8.1  million as of June 30, 2017 and December 31, 2016.

NOTE 9 –  OTHER REAL ESTATE OWNED

The following table presents OREO inventory as of the dates indicated:

	June 30,	December 31,
	2017	2016
(In thousands)
OREO
OREO balances, carrying value:
Residential (1)	$54,346	$46,917
Commercial	84,939	78,698
Construction	10,760	12,066
Total	$150,045	$137,681

(1)

Excludes $21.9 million and $15.0 million as of June 30, 2017 and December 31, 2016, respectively, of foreclosures that meet the conditions of ASC 310-40 and are presented as a receivable (other assets) in the statement of financial condition.

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

The Corporation designates a derivative as a fair value hedge, cash flow hedge or economic undesignated hedge when it enters into the derivative contract.  As of June 30, 2017 and December 31, 2016, all derivatives held by the Corporation were considered economic undesignated hedges.  These undesignated hedges are recorded at fair value with the resulting gain or loss recognized in current earnings.

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

The following table summarizes the notional amounts of all derivative instruments:

	Notional Amounts (1)
	As of	As of
	June 30,	December 31,
	2017	2016
(In thousands)
Undesignated economic hedges:
Interest rate contracts:
Written interest rate cap agreements	$91,510	$91,510
Purchased interest rate cap agreements	91,510	91,510
Forward Contracts:
Sale of TBA GNMA MBS pools	31,000	33,000
	$214,020	$216,020

(1)	Notional amounts are presented on a gross basis with no netting of offsetting exposure positions.

The following table summarizes for derivative instruments their fair value and location in the consolidated statements of financial condition:

	Asset Derivatives			Liability Derivatives
	Statement of	June 30,	December 31,		June 30,	December 31,
	Financial	2017	2016		2017	2016
	Condition Location	Fair Value	Fair Value	Statement of Financial Condition Location	Fair Value	Fair Value
(In thousands)

Undesignated economic hedges:
Interest rate contracts:
Written interest rate cap agreements	Other assets	$-	$-	Accounts payable and other liabilities	$260	$552
Purchased interest rate cap agreements	Other assets	261	554	Accounts payable and other liabilities	-	-
Forward Contracts:
Sales of TBA GNMA MBS pools	Other assets	137	-	Accounts payable and other liabilities	30	201
		$398	$554		$290	$753

The following table summarizes the effect of derivative instruments on the consolidated statements of income:

		Gain (or Loss)		Gain (or Loss)
	Location of Gain or (loss)	Quarter Ended		Six-Month Period Ended
	Recognized in Statement of	June 30,		June 30,
	Income on Derivatives	2017	2016	2017	2016

(In thousands)
Undesignated economic hedges:
Interest rate contracts:
Written and purchased interest rate cap agreements	Interest income - Loans	$-	$(3)	$(1)	$(7)
Forward contracts:
Sales of TBA GNMA MBS pools	Mortgage banking activities	364	(87)	308	(236)
Total gain (loss) on derivatives		$364	$(90)	$307	$(243)

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

As of June 30, 2017, the Corporation has not entered into any derivative instrument containing credit-risk-related contingent features.

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

Offsetting of Financial Assets and Derivative Assets

				Gross Amounts Not Offset in the Statement of Financial Position
			Net Amounts of Assets Presented in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position
				Financial Instruments	Cash Collateral
As of June 30, 2017						Net Amount
(In thousands)
Description
Derivatives	$261	$-	$261	$(261)	$-	$-
Securities purchased under agreements to resell	200,000	(200,000)	-	-	-	-
Total	$200,261	$(200,000)	$261	$(261)	$-	$-

				Gross Amounts Not Offset in the Statement of Financial Position
			Net Amounts of Assets Presented in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position
				Financial Instruments	Cash Collateral
As of December 31, 2016						Net Amount
(In thousands)
Description
Derivatives	$554	$-	$554	$(554)	$-	$-
Securities purchased under agreements to resell	200,000	(200,000)	-	-	-	-
Total	$200,554	$(200,000)	$554	$(554)	$-	$-

Offsetting of Financial Liabilities and Derivative Liabilities

Gross Amounts Not Offset in the Statement of Financial Position
Net Amounts of Liabilities Presented in the Statement of Financial Position
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position
				Financial Instruments	Cash Collateral
As of June 30, 2017						Net Amount
(In thousands)
Description
Securities sold under agreements to repurchase	$200,000	$(200,000)	$-	$-	$-	$-

Gross Amounts Not Offset in the Statement of Financial Position
Net Amounts of Liabilities Presented in the Statement of Financial Position
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position
				Financial Instruments	Cash Collateral
As of December 31, 2016						Net Amount
(In thousands)
Description
Securities sold under agreements to repurchase	$200,000	$(200,000)	$-	$-	$-	$-

NOTE 12 – GOODWILL AND OTHER INTANGIBLES

Goodwill as of June 30, 2017 and December 31, 2016 amounted to $28.1 million, recognized as part of “Other Assets” in the consolidated statements of financial condition. The Corporation conducted its annual evaluation of goodwill and intangibles during the fourth quarter of 2016. The Corporation’s goodwill is related to the acquisition of FirstBank Florida in 2005.

There have been no events related to the Florida reporting unit that could indicate potential goodwill impairment since the date of the last evaluation; therefore, no goodwill impairment evaluation was performed during the first half of 2017. Goodwill and other indefinite life intangibles are reviewed at least annually for impairment.

In connection with the acquisition of the FirstBank-branded credit card loan portfolio, in the second quarter of 2012, the Corporation recognized a purchased credit card relationship intangible of $24.5 million, which is being amortized over the remaining estimated life of 4.4 years on an accelerated basis based on the estimated attrition rate of the purchased credit card accounts, which reflects the pattern in which the economic benefits of the intangible asset are consumed. These benefits are consumed as the revenue stream generated by the cardholder relationship is realized.

    The core deposit intangible acquired in the February 2015 Doral Bank transaction amounted to $5.8 million ($4.0 million as of June 30, 2017).

    In the first quarter of 2016, FirstBank Insurance Agency acquired certain insurance customer accounts and related customer records and recognized an insurance customer relationship intangible of $1.1 million ($0.9 million as of June 30, 2017), which is being amortized over the next 5.5 years on a straight-line basis. The acquired accounts have a direct relationship to the previous mortgage loan portfolio acquisitions from Doral Bank and Doral Financial in 2015 and 2014.

The following table shows the gross amount and accumulated amortization of the Corporation’s intangible assets recognized as part of Other Assets in the consolidated statements of financial condition:

	As of	As of
	June 30,	December 31,
	2017	2016
(Dollars in thousands)
Core deposit intangible:
Gross amount, beginning of period	$51,664	$51,664
Accumulated amortization (1)	(45,367)	(44,466)
Net carrying amount	$6,297	$7,198

Remaining amortization period	7.6 years	8.1 years

Purchased credit card relationship intangible:
Gross amount	$24,465	$24,465
Accumulated amortization (2)	(15,199)	(13,934)
Net carrying amount	$9,266	$10,531

Remaining amortization period	4.4 years	5 years

Insurance Customer relationship intangible:
Gross amount	$1,067	$1,067
Accumulated amortization (3)	(216)	(140)
Net carrying amount	$851	$927

Remaining amortization period	5.5 years	6.1 years

(1) For the quarter and six-month period ended June 30, 2017, the amortization expense of core deposit intangibles amounted to $0.5 million and $0.9 million, respectively (2016 - $0.5 million and $1.0 million, respectively).

(2) For the quarter and six-month period ended June 30, 2017, the amortization expense of the purchased credit card relationship intangible amounted to $0.6 million and $1.3 million, respectively (2016 - $0.7 million and $1.4 million, respectively).

(3) For the quarter and six-month period ended June 30, 2017, the amortization expense of insurance customer relationship intangible amounted to $38 thousand and $76 thousand, respectively (2016 - $39 thousand and $64 thousand, respectively).

The estimated aggregate annual amortization expense related to these intangible assets for future periods is as follows:

Amount
(In thousands)
2017	$2,160
2018	3,591
2019	3,088
2020	2,851
2021	2,658
2022 and after	2,066

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

Below is a summary of transfers of financial assets to VIEs for which the Corporation has retained some level of continuing involvement:

GNMA

The Corporation typically transfers first lien residential mortgage loans in conjunction with GNMA securitization transactions in which the loans are exchanged for cash or securities that are readily redeemed for cash proceeds and servicing rights. The securities issued through these transactions are guaranteed by the issuer and, as such, under seller/servicer agreements, the Corporation is required to service the loans in accordance with the issuers’ servicing guidelines and standards. As of June 30, 2017, the Corporation serviced loans securitized through GNMA with a principal balance of $1.6 billion.

Trust-Preferred Securities

In 2004, FBP Statutory Trust I, a financing trust that is wholly owned by the Corporation, sold to institutional investors $100 million of its variable rate trust-preferred securities. The proceeds of the issuance, together with the proceeds of the purchase by the Corporation of $3.1 million of FBP Statutory Trust I variable rate common securities, were used by FBP Statutory Trust I to purchase $103.1 million aggregate principal amount of the Corporation’s Junior Subordinated Deferrable Debentures. Also in 2004, FBP Statutory Trust II, a financing trust that is wholly owned by the Corporation, sold to institutional investors $125 million of its variable rate trust-preferred securities. The proceeds of the issuance, together with the proceeds of the purchase by the Corporation of $3.9 million of FBP Statutory Trust II variable rate common securities, were used by FBP Statutory Trust II to purchase $128.9 million aggregate principal amount of the Corporation’s Junior Subordinated Deferrable Debentures. The debentures are presented in the Corporation’s consolidated statements of financial condition as Other Borrowings, net of related issuance costs. The variable rate trust-preferred securities are fully and unconditionally guaranteed by the Corporation. The Junior Subordinated Deferrable Debentures issued by the Corporation in April 2004 and in September 2004 mature on June 17, 2034 and September 20, 2034, respectively; however, under certain circumstances, the maturity of Junior Subordinated Deferrable Debentures may be shortened (such shortening would result in a mandatory redemption of the variable rate trust-preferred securities). During the first quarter of 2016, the Corporation completed the repurchase of $10 million of trust-preferred securities of the FBP Statutory Trust II that were auctioned in a public sale at which the Corporation was invited to participate. The Corporation repurchased and cancelled the repurchased trust preferred securities, resulting in a commensurate reduction in the related Junior Subordinated Deferrable Debentures. The Corporation’s winning bid equated to 70% of the $10 million par value. The 30% discount, plus accrued interest, resulted in a gain of approximately $4.2 million, which is reflected in the statement of income as a “Gain on early extinguishment of debt.” During the second quarter of 2015, the Corporation issued 852,831 shares of the Corporation’s common stock in exchange for $5.3 million of trust preferred securities (FBP Statutory Trust I), which enabled the Corporation to cancel $5.5 million of the carrying value of the debentures underlying the purchased trust preferred securities. The Collins Amendment to the Dodd-Frank Wall Street Reform and Consumer Protection Act eliminates certain trust-preferred securities from Tier 1 Capital; however, these instruments may remain in Tier 2 capital until the instruments are redeemed or mature. Under the indentures, the Corporation has the right, from time to time, and without causing an event of default, to defer payments of interest on the Junior Subordinated Deferrable Debentures by extending the interest payment period at any time and from time to time during the term of the subordinated debentures for up to twenty consecutive quarterly periods. During the second quarter of 2016, the Corporation received approval from the Federal Reserve and paid $31.2 million for all the accrued but deferred interest payments plus the interest for the second quarter on the Corporation’s subordinated debentures associated with its trust preferred securities. Subsequently, the Corporation received quarterly approvals and made scheduled quarterly interest payments for the third and fourth quarters of 2016 and the first and second quarters of 2017. As of June 30, 2017, the Corporation is current on all interest payments due related to its subordinated debt. Future interest payments are subject to Federal Reserve approval. It is the intent of the Corporation to request approvals in future periods to continue to make regularly scheduled quarterly interest payments.

Grantor Trusts

    During 2004 and 2005, a third party to the Corporation, referred to in this subsection as the seller, established a series of statutory trusts to effect the securitization of mortgage loans and the sale of trust certificates. The seller initially provided the servicing for a fee, which is senior to the obligations to pay trust certificate holders. The seller then entered into a sales agreement through which it sold and issued the trust certificates in favor of the Corporation’s banking subsidiary. Currently, the Bank is the sole owner of the trust certificates; the servicing of the underlying residential mortgages that generate the principal and interest cash flows is performed by another third party, which receives a servicing fee. The securities are variable rate securities indexed to 90-day LIBOR plus a spread. The principal payments from the underlying loans are remitted to a paying agent (servicer), who then remits interest to the Bank; interest income is shared to a certain extent with the FDIC, which has an interest only strip (“IO”) tied to the cash flows of the underlying loans and is entitled to receive the excess of the interest income less a servicing fee over the variable rate income that the Bank earns on the securities. This IO is limited to the weighted-average coupon on the securities. The FDIC became the owner of the IO upon its intervention of the seller, a failed financial institution. No recourse agreement exists and the risks from losses on non-accruing loans and repossessed collateral are absorbed by the Bank as the sole holder of the certificates.  As of June 30, 2017, the amortized cost and fair value of Grantor Trusts amounted to $24.8 million and $18.2 million, respectively, with a weighted average yield of  2.40%.

Investment in unconsolidated entity

   On February 16, 2011, FirstBank sold an asset portfolio consisting of performing and non-performing construction, commercial mortgage and commercial and industrial loans with an aggregate book value of $269.3 million to CPG/GS, an entity organized under the laws of the Commonwealth of Puerto Rico and majority owned by PRLP Ventures LLC ("PRLP"), a company created by Goldman, Sachs & Co. and Caribbean Property Group.  In connection with the sale, the Corporation received $88.5 million in cash and a 35% interest in CPG/GS, and made a loan in the amount of $136.1 million representing seller financing provided by FirstBank. The loan has a seven-year maturity and bears variable interest at 30-day LIBOR plus 300 basis points and is secured by a pledge of all of the acquiring entity's assets as well as PRLP’s 65% ownership interest in CPG/GS. As of June 30, 2017, the carrying amount of the loan was $4.0 million, which was included in the Corporation's commercial and industrial loans held for investment portfolio. FirstBank’s equity interest in CPG/GS is accounted for under the equity method. When applying the equity method, the Bank follows the Hypothetical Liquidation Book Value method (“HLBV”) to determine its share of CPG/GS’s earnings or loss. The loss recorded in 2014 reduced to zero the carrying amount of the Bank’s investment in CPG/GS. No negative investment needs to be reported as the Bank has no legal obligation or commitment to provide further financial support to this entity; thus, no further losses have been or will be recorded on this investment. Any potential increase in the carrying value of the investment in CPG/GS, under the HLBV method, would depend upon how better off the Bank is at the end of the period than it was at the beginning of the period after the waterfall calculation performed to determine the amount of gain allocated to the investors.

    FirstBank also provided an $80 million advance facility to CPG/GS to fund unfunded commitments and costs to complete projects under construction, which was fully disbursed in 2011, and a $20 million working capital line of credit to fund certain expenses of CPG/GS. The working capital line expired in September 2016 and no amount is outstanding. During 2012, CPG/GS repaid the outstanding balance of the advance facility to fund unfunded commitments, and the funds became available for rewithdrawal under a one-time revolver agreement. This facility loan bears variable interest at 30-day LIBOR plus 300 basis points. As of June 30, 2017, the carrying value of the revolver agreement was $6.7 million, which was included in the Corporation's commercial and industrial loans held for investment portfolio.

     Cash proceeds received by CPG/GS have been first used to cover operating expenses and debt service payments, including those related to the note receivable and the advance facility described above, which must be substantially repaid before proceeds can be used for other purposes, including the return of capital to both PRLP and FirstBank. FirstBank will not receive any return on its equity interest until PRLP receives an aggregate amount equivalent to its initial investment and a priority return of at least 12%, resulting in FirstBank’s interest in CPG/GS being subordinate to PRLP’s interest. CPG/GS will then begin to make payments pro rata to PRLP and FirstBank, 35% and 65%, respectively, until FirstBank has achieved a 12% return on its invested capital and the aggregate amount of distributions is equal to FirstBank’s capital contributions to CPG/GS.

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

The changes in servicing assets are shown below:

	Quarter Ended		Six-Month Period Ended
	June 30,		June 30,
(In thousands)	2017	2016	2017	2016

Balance at beginning of period	$26,330	$24,692	$26,244	$24,282
Capitalization of servicing assets	1,049	1,297	1,924	2,458
Amortization	(779)	(809)	(1,567)	(1,607)
Adjustment to fair value	(197)	(151)	(357)	(124)
Other (1)	99	15	258	35
Balance at end of period	$26,502	$25,044	$26,502	$25,044

(1)	Amount represents the adjustment to fair value related to the repurchase of loans serviced for others.

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

Changes in the impairment allowance were as follows:

	Quarter Ended		Six-Month Period Ended
	June 30,		June 30,
	2017	2016	2017	2016
(In thousands)
Balance at beginning of period	$-	$109	$461	$136
Temporary impairment charges	197	167	357	194
OTTI of servicing assets	-	-	(621)	-
Recoveries	-	(16)	-	(70)
Balance at end of period	$197	$260	$197	$260

The components of net servicing income are shown below:

	Quarter Ended		Six-Month Period Ended
	June 30,		June 30,
	2017	2016	2017	2016

(In thousands)
Servicing fees	$1,975	$1,865	$3,999	$3,727
Late charges and prepayment penalties	138	163	237	305
Adjustment for loans repurchased	99	15	258	35
Other (1)	(28)	(1)	(35)	(1)
Servicing income, gross	2,184	2,042	4,459	4,066
Amortization and impairment of servicing assets	(977)	(960)	(1,925)	(1,731)
Servicing income, net	$1,207	$1,082	$2,534	$2,335

(1)	Mainly consisted of compensatory fees imposed by GSEs.

    The Corporation’s servicing assets are subject to prepayment and interest rate risks. Key economic assumptions used in determining the fair value at the time of sale of the related mortgages ranged as follows:

	Maximum	Minimum
Six-Month Period Ended June 30, 2017:
Constant prepayment rate:
Government-guaranteed mortgage loans	6.0%	6.0%
Conventional conforming mortgage loans	6.4%	6.3%
Conventional non-conforming mortgage loans	9.5%	9.1%
Discount rate:
Government-guaranteed mortgage loans	12.0%	12.0%
Conventional conforming mortgage loans	10.0%	10.0%
Conventional non-conforming mortgage loans	14.3%	14.3%

Six-Month Period Ended June 30, 2016:
Constant prepayment rate:
Government-guaranteed mortgage loans	7.6%	7.6%
Conventional conforming mortgage loans	8.0%	8.0%
Conventional non-conforming mortgage loans	14.1%	14.0%
Discount rate:
Government-guaranteed mortgage loans	11.5%	11.5%
Conventional conforming mortgage loans	9.5%	9.5%
Conventional non-conforming mortgage loans	13.8%	13.8%

  The weighted-averages of the key economic assumptions used by the Corporation in its valuation model and the sensitivity of the current fair value to immediate 10% and 20% adverse changes in those assumptions for mortgage loans as of June 30, 2017 were as follows:

(Dollars in thousands)
Carrying amount of servicing assets	$26,502
Fair value	$29,926
Weighted-average expected life (in years)	8.47

Constant prepayment rate (weighted-average annual rate)	6.23%
Decrease in fair value due to 10% adverse change	$758
Decrease in fair value due to 20% adverse change	$1,482

Discount rate (weighted-average annual rate)	11.21%
Decrease in fair value due to 10% adverse change	$1,422
Decrease in fair value due to 20% adverse change	$2,727

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

NOTE 14 – DEPOSITS

The following table summarizes deposit balances:
	June 30,	December 31,
	2017	2016
(In thousands)
Type of account:
Non-interest bearing checking accounts	$1,578,142	$1,484,155
Savings accounts	2,345,664	2,518,496
Interest-bearing checking accounts	1,155,367	1,075,929
Certificates of deposit	2,409,876	2,312,928
Brokered CDs	1,253,844	1,439,697
	$8,742,893	$8,831,205

Brokered CDs mature as follows:

June 30,
2017
(In thousands)

Three months or less	$178,236
Over three months to six months	187,924
Over six months to one year	342,707
Over one year but less than three years	423,120
Three to five years	120,478
Over five years	1,379
Total	$1,253,844

The following are the components of interest expense on deposits:

	Quarter Ended		Six-Month Period Ended
	June 30,		June 30,
	2017	2016	2017	2016
(In thousands)
Interest expense on deposits	$15,883	$16,494	$31,351	$32,974
Accretion of premium from acquisition	(15)	(57)	(38)	(138)
Amortization of broker placement fees	480	787	1,007	1,645
Interest expense on deposits	$16,348	$17,224	$32,320	$34,481

NOTE 15 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase (repurchase agreements) consist of the following:

	June 30, 2017	December 31, 2016
(Dollars in thousands)
Repurchase agreements, interest ranging from 1.96% to 3.11%
(December 31, 2016- 1.96% to 2.83%) (1)(2)	$300,000	$300,000

(1)	Reported net of securities purchased under agreements to repurchase (reverse repurchase agreements) by counterparty, when applicable, pursuant to ASC 210-20-45-11.
(2)

As of June 30, 2017, includes $200 million with an average rate of 2.11% that lenders have the right to call before their contractual maturities at various dates beginning on July 19, 2017.  In addition, $100 million is tied to variable rates.

Repurchase agreements mature as follows:

June 30, 2017
(In thousands)

Over three months to six months	100,000
Over four to five years	200,000
Total	$300,000

As of June 30, 2017 and December 31, 2016, the securities underlying such agreements were delivered to the dealers with which the repurchase agreements were transacted.

Repurchase agreements as of June 30, 2017, grouped by counterparty, were as follows:

(Dollars in thousands)		Weighted-Average
Counterparty	Amount	Maturity (In Months)

Dean Witter / Morgan Stanley	$100,000	4
JP Morgan Chase	200,000	55
	$300,000

NOTE 16 – ADVANCES FROM THE FEDERAL HOME LOAN BANK (FHLB)

The following is a summary of the advances from the FHLB:

	June 30,	December 31,
(Dollars in thousands)	2017	2016

Short-term fixed-rate advances from FHLB, with a weighted-average
interest rate of 1.32% (December 31, 2016 - 0.78%)	$10,000	$170,000
Long-term fixed-rate advances from FHLB, with a weighted-average
interest rate of 1.61% (December 31, 2016 - 1.49%)	665,000	500,000
	$675,000	$670,000

Advances from FHLB mature as follows:

June 30, 2017
(In thousands)
Within one month	$110,000
Over one to three months	100,000
Over three to six months	-
Over six months to one year	-
Over one to three years	345,000
Over three to four years	120,000
Total	$675,000

As of June 30, 2017, the Corporation had additional capacity of approximately $772.7 million on this credit facility based on collateral pledged at the FHLB, including a haircut reflecting the perceived risk associated with the collateral.

NOTE 17 – OTHER BORROWINGS

 Other borrowings, as of the indicated dates, consist of:

	June 30,	December 31,
(In thousands)	2017	2016

Junior subordinated debentures due in 2034,
interest-bearing at a floating rate of 2.75%
over 3-month LIBOR (4.01% as of June 30, 2017
and 3.74% as of December 31, 2016)	$97,630	$97,630
Junior subordinated debentures due in 2034,
interest-bearing at a floating rate of 2.50%
over 3-month LIBOR (3.77% as of June 30, 2017
and 3.50% as of December 31, 2016)	118,557	118,557
	$216,187	$216,187

NOTE 18 – STOCKHOLDERS’ EQUITY

Common Stock

As of June 30, 2017 and December 31, 2016, the Corporation had 2,000,000,000 authorized shares of common stock with a par value of $0.10 per share. As of June 30, 2017 and December 31, 2016, there were 219,928,329 and 218,700,394 shares issued, respectively, and 215,963,916 and 217,446,205 shares outstanding, respectively.  Refer to Note 3 for information about transactions related to common stock under the Omnibus Plan.

   On May 10, 2017, the U.S. Department of the Treasury announced that it sold all of its remaining 10,291,553 shares of the Corporation’s common stock. Since the U.S. Treasury did not recover the full amount of its original investment under TARP, 2,370,571 outstanding restricted shares held by the Corporation’s employees were forfeited, resulting in a reduction in the number of common shares outstanding.

    On February 7, 2017, a secondary offering of the Corporation’s common stock by certain of the Corporation’s existing stockholders was completed. Funds affiliated with Thomas H. Lee Partners, L.P. (“THL”) sold 10 million shares of the Corporation’s common stock, and funds managed by Oaktree Capital Management, L.P. (“Oaktree”) sold 10 million shares of the Corporation’s common stock.  In addition, the underwriters exercised their option to purchase an additional 3 million shares of the Corporation’s common stock from the selling stockholders.  The Corporation did not receive any proceeds from the offering.  As of June 30, 2017, each of THL and Oaktree owned 9.3% of the Corporation’s common stock.

   On August 2, 2017, THL and Oaktree entered into an underwriting agreement with respect to a public offering of 20,000,000 shares of the Corporation’s common stock, (23,000,000 shares of Common Stock if the underwriter exercises in full its option to purchase additional shares), to be sold by the Selling Stockholders.

Preferred Stock

The Corporation has 50,000,000 authorized shares of preferred stock with a par value of $1.00, redeemable at the Corporation’s option subject to certain terms. This stock may be issued in series and the shares of each series will have such rights and preferences as are fixed by the Board of Directors when authorizing the issuance of that particular series. As of June 30, 2017, the Corporation has five outstanding series of non-convertible, non-cumulative preferred stock: 7.125% non-cumulative perpetual monthly income preferred stock, Series A; 8.35% non-cumulative perpetual monthly income preferred stock, Series B; 7.40% non-cumulative perpetual monthly income preferred stock, Series C; 7.25% non-cumulative perpetual monthly income preferred stock, Series D; and 7.00% non-cumulative perpetual monthly income preferred stock, Series E.  The liquidation value per share is $25.

    Effective January 17, 2012, the Corporation delisted all of its outstanding series of non-convertible, non-cumulative preferred stock from the New York Stock Exchange. The Corporation has not arranged for listing and/or registration on another national securities exchange or for quotation of the Series A through E Preferred Stock in a quotation medium. In December 2016, for the first time since July 2009, the Corporation paid dividends on its non-cumulative perpetual monthly income preferred stock, after receiving regulatory approval. Since then, the Corporation has continued to paid monthly dividend payments on the non-cumulative perpetual monthly income preferred stock. The Corporation intends to request approval in future periods to continue with monthly dividend payments on the non-cumulative perpetual monthly income preferred stock. The Corporation has received approval to pay the monthly dividends on the Corporation’s Series A through E Preferred Stock through September 2017.

Treasury stock

   During the first half of 2017 and 2016, the Corporation withheld an aggregate of 326,653 shares and 186,703 shares, respectively, of the common stock paid to certain senior officers as additional compensation and restricted stock that vested during the first half of 2017 and 2016 to cover employees’ payroll and income tax withholding liabilities; these shares are held as treasury shares. In addition, 2,383,571 shares of restricted stock forfeited in the first half of 2017 are now held as treasury shares. As of June 30, 2017 and December 31, 2016, the Corporation had 3,964,413 and 1,254,189 shares held as treasury stock, respectively.

FirstBank Statutory Reserve (Legal Surplus)

   The Banking Law of the Commonwealth of Puerto Rico requires that a minimum of 10% of FirstBank’s net income for the year be transferred to legal surplus until such surplus equals the total of paid-in-capital on common and preferred stock. Amounts transferred to the legal surplus account from the retained earnings account are not available for distribution to the Corporation, including for payment as dividends to the stockholders, without the prior consent of the Puerto Rico Commissioner of Financial Institutions. The Puerto Rico Banking Law provides that, when the expenditures of a Puerto Rico commercial bank are greater than receipts, the excess of the expenditures over receipts must be charged against the undistributed profits of the bank, and the balance, if any, must be charged against the reserve fund, as a reduction thereof. If there is no reserve fund sufficient to cover such balance in whole or in part, the outstanding amount must be charged against the capital account and the Bank cannot pay dividends until it can replenish the reserve fund to an amount of at least 20% of the original capital contributed. During the fourth quarter of 2016, $9.6 million was transferred to the legal surplus reserve. FirstBank’s legal surplus reserve, included as part of retained earnings in the Corporation’s statement of financial condition, amounted to $52.4 million as of June 30, 2017. There were no transfers to the legal surplus reserve during the first half of 2017.

  NOTE 19 - INCOME TAXES

Income tax expense includes Puerto Rico and USVI income taxes as well as applicable U.S. federal and state taxes. The Corporation is subject to Puerto Rico income tax on its income from all sources. As a Puerto Rico corporation, First BanCorp. is treated as a foreign corporation for U.S. and USVI income tax purposes and is generally subject to U.S. and USVI income tax only on its income from sources within the U.S. and USVI or income effectively connected with the conduct of a trade or business in those regions. Any such tax paid in the U.S. and USVI is also either creditable against the Corporation’s Puerto Rico tax liability or taken as a deduction against taxable income, subject to certain conditions and limitations.

    Under the Puerto Rico Internal Revenue Code of 2011, as amended (the “2011 PR Code”), the Corporation and its subsidiaries are treated as separate taxable entities and are not entitled to file consolidated tax returns and, thus, the Corporation is generally  not entitled to utilize losses from one subsidiary to offset gains in another subsidiary. Accordingly, in order to obtain a tax benefit from a net operating loss (“NOL”), a particular subsidiary must be able to demonstrate sufficient taxable income within the applicable NOL carry-forward period. The 2011 PR Code allows entities organized as limited liability companies to perform an election to become a non-taxable “pass-through” entity and utilize losses to offset income from other “pass-through” entities, subject to certain limitations, with the remaining net income passing-through to its partner entities. The 2011 PR Code also provides a dividend received deduction of 100% on dividends received from “controlled” subsidiaries subject to taxation in Puerto Rico and 85% on dividends received from other taxable domestic corporations.

   On March 1, 2017, the Corporation completed the applicable regulatory filings to change the tax status of its subsidiary, First Federal Finance, from a taxable corporation to a non-taxable “pass-through” entity. This election allows the Corporation to realize tax benefits of its deferred tax assets associated with pass-through ordinary net operating losses available at the banking subsidiary, FirstBank, which were subject to a full valuation allowance as of December 31, 2016, against now pass-through ordinary income from this profitable subsidiary.

On March 1, 2017, the Corporation also completed the applicable regulatory filings to change the tax status of its subsidiary, FirstBank Insurance, from a taxable corporation to a non-taxable “pass-through” entity. This election allows the Corporation to offset pass-through income projected to be earned by FirstBank Insurance with the projected net operating losses at the Holding Company.

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

    For the second quarter and first six-months of 2017, the Corporation recorded an income tax expense of $9.3 million and $1.2 million, respectively, compared to an income tax expense of $7.5 million and $13.2 million, for comparable periods in 2016. The increase in the second quarter of 2017, as compared to the same period in 2016, was primarily driven by higher pre-tax earnings. The decrease in the income tax expense for the first six months of 2017, as compared to the same period in 2016, was mostly attributable to a $13.2 million tax benefit recorded in the first quarter of 2017 as a result of the above discussed change in tax status of certain subsidiaries from taxable corporations to limited liability companies with an election to be treated as partnerships for income tax purposes in Puerto Rico.

    The $13.2 million tax benefit was primarily associated with the reversal of the $13.9 million deferred tax asset valuation allowance previously recorded at FirstBank related to pass-through ordinary net operating losses, partially offset by the elimination of the $0.7 million deferred tax asset previously recorded at FirstBank Insurance. The remaining difference in the income tax expense of the first six months of 2017, when compared to the first six months of 2016, was primarily related to a higher estimated annual effective tax rate in 2017.

For the six-month period ended June 30, 2017, the Corporation calculated the provision for income taxes by applying the estimated annual effective tax rate for the full fiscal year to ordinary income or loss.  In the computation of the consolidated worldwide annual estimated effective tax rate, ASC 740-270 requires the exclusion of legal entities with pre-tax losses from which a tax benefit cannot be recognized.  The Corporation’s estimated annual effective tax rate in the first half of 2017, excluding entities from which a tax benefit cannot be recognized and discrete items, was 24% compared to 22% for the first half of 2016.  The estimated annual effective tax rate including all entities for 2017 was 14% (25% excluding discrete items, primarily the tax benefit resulting from the previously mentioned change in the tax status of two subsidiaries) compared to 24% for the first half of 2016.

    The Corporation’s net deferred tax asset amounted to $280.9 million as of June 30, 2017, net of a valuation allowance of $190.0 million, and management concluded, based upon the assessment of all positive and negative evidence, that it is more likely than not that the Corporation will generate sufficient taxable income within the applicable NOL carry-forward periods to realize such amount. The net deferred tax asset of the Corporation’s banking subsidiary, FirstBank, amounted to $280.7 million as of June 30, 2017, net of a valuation allowance of $149.8 million, compared to a net deferred tax asset of $277.4 million, net of a valuation allowance of $171.0 million, as of December 31, 2016.

    As of June 30, 2017, the Corporation did not have Unrecognized Tax Benefits (“UTBs”) recorded on its books. Audit periods remain open for review until the statute of limitations has passed. The statute of limitations under the 2011 PR code is four years; the statute of limitations for U.S. Virgin Islands and U.S. income taxes is three years after a tax return is due or filed, whichever is later. The completion of an audit by the taxing authorities or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Corporation’s liability for income taxes. Any such adjustment could be material to the results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. At the beginning of the 2017 year, the IRS had substantially completed the examination of the 2012 U.S. federal tax return. On January 23, 2017, the Corporation received confirmation from the IRS that the audit for the years 2011 and 2012 were closed with no adjustments to the previously filed returns. For Virgin Islands and U.S. income tax purposes, all tax years subsequent to 2012 remain open to examination. For Puerto Rico tax purposes, all tax years subsequent to 2012 remain open to examination.

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

For the first half of  2017, there were no transfers into or out of Level 1, Level 2 or Level 3 of the fair value hierarchy.

Financial Instruments Recorded at Fair Value on a Recurring Basis

Investment securities available for sale

The fair value of investment securities available for sale was the market value based on quoted market prices (as is the case with equity securities, Treasury notes, and non-callable U.S. Agency debt securities), when available (Level 1), or, when available, market prices for identical or comparable assets (as is the case with MBS and callable U.S. agency debt) that are based on observable market parameters, including benchmark yields, reported trades, quotes from brokers or dealers, issuer spreads, bids, offers and reference data including market research operations (Level 2). Observable prices in the market already consider the risk of nonperformance. If listed prices or quotes are not available, fair value is based upon discounted cash flow models that use unobservable inputs due to the limited market activity of the instrument, as is the case with certain private label mortgage-backed securities held by the Corporation (Level 3).

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

Derivative instruments

The fair value of most of the Corporation’s derivative instruments is based on observable market parameters and takes into consideration the credit risk component of paying counterparties, when appropriate. On interest caps, only the seller's credit risk is considered.  The caps were valued using a discounted cash flow approach and using the related LIBOR and swap rate for each cash flow.

A credit spread is considered for those derivative instruments that are not secured. The cumulative mark-to-market effect of credit risk in the valuation of derivative instruments for the quarter and six-month periods ended June 30, 2017 and 2016 was immaterial.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	As of June 30, 2017				As of December 31, 2016
	Fair Value Measurements Using				Fair Value Measurements Using
(In thousands)	Level 1	Level 2	Level 3	Assets/Liabilities at Fair Value	Level 1	Level 2	Level 3	Assets/Liabilities at Fair Value

Assets:
Securities available for sale :
Equity securities	$415	$-	$-	$415	$408	$-	$-	$408
U.S. Treasury Securities	7,431	-	-	7,431	7,509	-	-	7,509
Noncallable U.S. agency debt	-	365,710	-	365,710	-	356,919	-	356,919
Callable U.S. agency debt and MBS	-	1,362,542	-	1,362,542	-	1,469,463	-	1,469,463
Puerto Rico government obligations	-	4,176	1,470	5,646	-	24,707	2,121	26,828
Private label MBS	-	-	18,201	18,201	-	-	20,693	20,693
Other investments	-	-	100	100	-	-	100	100
Derivatives, included in assets:
Purchased interest rate cap agreements	-	261	-	261	-	554	-	554
Forward contracts	-	137	-	137	-	-	-	-
Liabilities:
Derivatives, included in liabilities:
Written interest rate cap agreement	-	260	-	260	-	552	-	552
Forward contracts	-	30	-	30	-	201	-	201

The table below presents a reconciliation of the beginning and ending balances of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarters and six-month periods ended June 30, 2017 and 2016:

	Quarter Ended June 30,
	2017	2016
Level 3 Instruments Only	Securities	Securities
(In thousands)	Available For Sale(1)	Available For Sale(1)

Beginning balance	$21,382	$26,663
Total gains or (losses) (realized/unrealized):
Included in other comprehensive income	228	558
Principal repayments and amortization	(1,839)	(1,201)
Ending balance	$19,771	$26,020

(1)	Amounts mostly related to private label mortgage-backed securities.

	Six-Month Period Ended June 30,
	2017	2016
Level 3 Instruments Only	Securities	Securities
(In thousands)	Available For Sale(1)	Available For Sale(1)

Beginning balance	$22,914	$27,297
Total gains or (losses) (realized/unrealized):
Included in earnings	-	(387)
Included in other comprehensive income	746	1,816
Principal repayments and amortization	(3,889)	(2,706)
Ending balance	$19,771	$26,020

(1)	Amounts mostly related to private label mortgage-backed securities.

The table below presents qualitative information for significant assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of June 30, 2017:

	June 30, 2017
(In thousands)	Fair Value	Valuation Technique	Unobservable Input	Range

Investment securities available-for-sale:

Private label MBS	$18,201	Discounted cash flow	Discount rate	14.3%
			Prepayment rate	12.5% - 25.0% (Weighted Average 15.3%)
			Projected cumulative loss rate	0.1% - 6.8% (Weighted Average 3.6%)
Puerto Rico Government Obligations	1,470	Discounted cash flow	Prepayment rate	3.00%

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

    The tables below summarize changes in unrealized gains and losses recorded in earnings for the quarters and six-month periods ended June 30, 2017 and 2016 for Level 3 assets and liabilities that are still held at the end of each period:

	Changes in Unrealized Losses	Changes in Unrealized Losses
	(Quarter ended June 30, 2017)	(Quarter ended June 30, 2016)
Level 3 Instruments Only	Securities	Securities
(In thousands)	Available For Sale	Available For Sale

Changes in unrealized losses relating to assets still held at reporting date:
Net impairment losses on available-for-sale investment securities (credit component)	$-	$-

	Changes in Unrealized Losses	Changes in Unrealized Losses
	(Six-Month Period Ended June 30, 2017)	(Six-Month Period Ended June 30, 2016)
Level 3 Instruments Only	Securities	Securities
(In thousands)	Available For Sale	Available For Sale

Changes in unrealized losses relating to assets still held at reporting date:
Net impairment losses on available-for-sale investment securities (credit component)	$-	$(387)

Additionally, fair value is used on a nonrecurring basis to evaluate certain assets in accordance with GAAP. Adjustments to fair value usually result from the application of lower-of-cost or market accounting (e.g., loans held for sale carried at the lower-of-cost or fair value and repossessed assets) or write downs of individual assets (e.g., goodwill, loans).

As of June 30, 2017, impairment or valuation adjustments were recorded for assets recognized at fair value on a non-recurring basis as shown in the following table:

	Carrying value as of June 30, 2017			(Losses) recorded for the Quarter Ended June 30, 2017	(Losses) recorded for the Six-Month Period Ended June 30, 2017
	Level 1	Level 2	Level 3
(In thousands)

Loans receivable (1)	$-	$-	$359,302	$(5,341)	$(22,707)
OREO (2)	-	-	150,045	(3,237)	(6,873)
Mortgage servicing rights (3)	-	-	26,502	(197)	(357)

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

(3)

Fair value adjustments to mortgage servicing rights were mainly due to assumptions associated with mortgage prepayment rates. The Corporation carries its mortgage servicing rights at the lower of cost or market, measured at fair value on a non-recurring basis.  Assumptions for the value of mortgage servicing rights include:  Prepayment rate of 6.23%, Discount Rate of 11.21%.

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

(3)

Fair value adjustments to the mortgage servicing rights were mainly due to assumptions associated with mortgage prepayments rates. The Corporation carries its mortgage servicing rights at the lower of cost or market, measured at fair value on a non-recurring basis. Assumptions for the value of mortgage servicing rights include: Prepayment Rate of 10.56%, Discount Rate of 10.67%.

Qualitative information regarding the fair value measurements for Level 3 financial instruments are as follows:

June 30, 2017
	Method	Inputs
Loans	Income, Market, Comparable Sales, Discounted Cash Flows	External appraised values; probability weighting of broker price opinions; management assumptions regarding market trends or other relevant factors
OREO	Income, Market, Comparable Sales, Discounted Cash Flows	External appraised values; probability weighting of broker price opinions; management assumptions regarding market trends or other relevant factors
Mortgage servicing rights	Discounted Cash Flow	Weighted average prepayment rate of 6.23%; weighted average discount rate of 11.21%

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

Investment securities held to maturity

    Investment securities held to maturity consist of financing arrangements with Puerto Rico municipalities issued in bond form, but underwritten as loans with features that are typically found in commercial loan transactions. These obligations typically are not issued in bearer form, nor are they registered with the SEC and are not rated by external credit agencies. The fair value of these financing arrangements was based on a discounted cash flow analysis using risk-adjusted discount rates (Level 3). The credit spreads for valuations are based on a similar security that traded in the open market.

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

    The fair value of brokered CDs, which are included within deposits, is determined using discounted cash flow analyses over the full term of the CDs. The fair value of the CDs is computed using the outstanding principal amount. The discount rates used were based on brokered CD market rates as of June 30, 2017.  The fair value does not incorporate the risk of nonperformance, since interests in brokered CDs are generally sold by brokers in amounts of less than $250,000 and, therefore, are insured by the FDIC.

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

Advances from the FHLB

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

The following tables present the carrying value, estimated fair value and estimated fair value level of hierarchy of financial instruments as of June 30, 2017 and December 31, 2016:

	Total Carrying Amount in Statement of Financial Condition June 30, 2017	Fair Value Estimate June 30, 2017	Level 1	Level 2	Level 3

(In thousands)

Assets:
Cash and due from banks and money
market investments	$432,564	$432,564	$432,564	$-	$-
Investment securities available
for sale	1,760,045	1,760,045	7,846	1,732,428	19,771
Investment securities held to maturity	156,049	134,944	-	-	134,944
Other equity securities	43,072	43,072	-	43,072	-
Loans held for sale	37,272	39,805	-	30,019	9,786
Loans held for investment	8,861,176
Less: allowance for loan and lease losses	(173,485)
Loans held for investment, net of allowance	$8,687,691	8,403,999	-	-	8,403,999
Derivatives, included in assets	398	398	-	398	-

Liabilities:
Deposits	8,742,893	8,750,833	-	8,750,833	-
Securities sold under agreements to repurchase	300,000	333,114	-	333,114	-
Advances from FHLB	675,000	674,573	-	674,573	-
Other borrowings	216,187	187,612	-	-	187,612
Derivatives, included in liabilities	290	290	-	290	-

	Total Carrying Amount in Statement of Financial Condition December 31, 2016	Fair Value Estimate December 31, 2016	Level 1	Level 2	Level 3

(In thousands)

Assets:
Cash and due from banks and money
market investments	$299,685	$299,685	$299,685	$-	$-
Investment securities available
for sale	1,881,920	1,881,920	7,917	1,851,089	22,914
Investment securities held to maturity	156,190	132,759	-	-	132,759
Other equity securities	42,992	42,992	-	42,992	-
Loans held for sale	50,006	52,707	-	42,921	9,786
Loans held for investment	8,886,873
Less: allowance for loan and lease losses	(205,603)
Loans held for investment, net of allowance	$8,681,270	8,455,104	-	-	8,455,104
Derivatives, included in assets	554	554	-	554	-

Liabilities:
Deposits	8,831,205	8,838,606	-	8,838,606	-
Securities sold under agreements to repurchase	300,000	335,840	-	335,840	-
Advances from FHLB	670,000	669,687	-	669,687	-
Other borrowings	216,187	171,374	-	-	171,374
Derivatives, included in liabilities	753	753	-	753	-

NOTE 21 – SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information is as follows:

	Six-Month Period Ended June 30,
	2017	2016
	(In thousands)

Cash paid for:
Interest on borrowings	$44,613	$77,960
Income tax	2,389	558
Non-cash investing and financing activities:
Additions to other real estate owned	37,756	22,018
Additions to auto and other repossessed assets	22,731	28,658
Capitalization of servicing assets	1,924	2,458
Loan securitizations	131,808	146,277
Loans held for sale transferred to held for investment	10,206	-
Property plant and equipment transferred to other assets	1,185	-

NOTE 22 – SEGMENT INFORMATION

Based upon the Corporation’s organizational structure and the information provided to the Chief Executive Officer of the Corporation and, to a lesser extent, the Board of Directors, the operating segments are driven primarily by the Corporation’s lines of business for its operations in Puerto Rico, the Corporation’s principal market, and by geographic areas for its operations outside of Puerto Rico.  As of June 30, 2017, the Corporation had six reportable segments: Commercial and Corporate Banking; Mortgage Banking; Consumer (Retail) Banking; Treasury and Investments; United States Operations; and Virgin Islands Operations.  Management determined the reportable segments based on the internal reporting used to evaluate performance and to assess where to allocate resources. Other factors such as the Corporation’s organizational chart, nature of the products, distribution channels, and the economic characteristics of the products were also considered in the determination of the reportable segments.

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

The following table presents information about the reportable segments:

(In thousands)	Mortgage Banking	Consumer (Retail) Banking	Commercial and Corporate	Treasury and Investments	United States Operations	Virgin Islands Operations	Total
For the quarter ended June 30, 2017:
Interest income	$33,086	$43,369	$30,364	$14,657	$16,675	$9,223	$147,374
Net (charge) credit for transfer of funds	(11,500)	6,546	(9,012)	14,427	(461)	-	-
Interest expense	-	(6,183)	-	(12,112)	(4,372)	(803)	(23,470)
Net interest income	21,586	43,732	21,352	16,972	11,842	8,420	123,904

(Provision) release for loan and lease losses	(11,167)	(7,767)	770	-	(131)	199	(18,096)
Non-interest income	4,764	12,153	1,171	438	574	1,449	20,549
Direct non-interest expenses	(9,622)	(28,066)	(9,771)	(969)	(8,115)	(6,918)	(63,461)
Segment income	$5,561	$20,052	$13,522	$16,441	$4,170	$3,150	$62,896

Average earning assets	$2,471,666	$1,772,605	$2,482,323	$2,142,975	$1,501,169	$609,280	$10,980,018

(In thousands)	Mortgage Banking	Consumer (Retail) Banking	Commercial and Corporate	Treasury and Investments	United States Operations	Virgin Islands Operations	Total
For the quarter ended June 30, 2016:
Interest income	$35,041	$45,134	$31,386	$12,917	$13,423	$9,033	$146,934
Net (charge) credit for transfer of funds	(12,675)	3,854	(5,416)	13,861	376	-	-
Interest expense	-	(6,280)	-	(15,872)	(3,714)	(840)	(26,706)
Net interest income	22,366	42,708	25,970	10,906	10,085	8,193	120,228

(Provision) release for loan and lease losses	(11,608)	(7,259)	(2,020)	-	(251)	152	(20,986)
Non-interest income	4,672	11,290	913	62	732	2,109	19,778
Direct non-interest expenses	(10,131)	(28,029)	(11,659)	(1,498)	(8,253)	(6,671)	(66,241)
Segment income	$5,299	$18,710	$13,204	$9,470	$2,313	$3,783	$52,779

Average earning assets	$2,577,067	$1,978,803	$2,653,482	$2,780,102	$1,171,788	$607,915	$11,769,157

(In thousands)	Mortgage Banking	Consumer (Retail) Banking	Commercial and Corporate	Treasury and Investments	United States Operations	Virgin Islands Operations	Total
Six-Month Period Ended June 30, 2017
Interest income	$67,044	$86,286	$59,775	$28,414	$32,464	$18,619	$292,602
Net (charge) credit for transfer of funds	(23,198)	11,448	(18,323)	30,660	(587)	-	-
Interest expense	-	(12,083)	-	(23,918)	(8,567)	(1,581)	(46,149)
Net interest income	43,846	85,651	41,452	35,156	23,310	17,038	246,453

Provision for loan and lease losses	(20,103)	(14,909)	(7,285)	-	(96)	(1,145)	(43,538)
Non-interest income (loss)	8,350	25,982	1,958	(11,732)	1,079	3,155	28,792
Direct non-interest expenses	(19,501)	(55,484)	(19,138)	(2,176)	(15,974)	(13,668)	(125,941)
Segment income	$12,592	$41,240	$16,987	$21,248	$8,319	$5,380	$105,766

Average earning assets	$2,486,280	$1,776,384	$2,513,270	$2,150,097	$1,447,490	$613,527	$10,987,048

(In thousands)	Mortgage Banking	Consumer (Retail) Banking	Commercial and Corporate	Treasury and Investments	United States Operations	Virgin Islands Operations	Total
SIx-Month Period Ended June 30, 2016
Interest income	$70,260	$91,200	$64,934	$26,677	$26,147	$18,547	$297,765
Net (charge) credit for transfer of funds	(25,599)	7,736	(11,512)	28,387	988	-	-
Interest expense	-	(12,442)	-	(31,341)	(7,403)	(1,703)	(52,889)
Net interest income	44,661	86,494	53,422	23,723	19,732	16,844	244,876

(Provision) release for loan and lease losses	(17,748)	(15,796)	(9,568)	-	(461)	1,534	(42,039)
Non-interest income (loss)	9,159	24,026	1,474	(2,339)	1,915	4,012	38,247
Direct non-interest expenses	(20,964)	(60,118)	(21,323)	(2,548)	(15,514)	(13,660)	(134,127)
Segment income	$15,108	$34,606	$24,005	$18,836	$5,672	$8,730	$106,957

Average earning assets	$2,589,671	$1,998,955	$2,527,919	$2,845,682	$1,156,209	$618,476	$11,736,912

The following table presents a reconciliation of the reportable segment financial information to the consolidated totals:

	Quarter Ended		Six-Month Period Ended
	June 30,		June 30,
	2017	2016	2017	2016

Net income :

Total segment income	$62,896	$52,779	$105,766	$106,957
Other operating expenses (1)	(25,608)	(23,303)	(51,010)	(48,414)
Income before income taxes	37,288	29,476	54,756	58,543
Income tax expense	(9,290)	(7,523)	(1,217)	(13,246)
Total consolidated net income	$27,998	$21,953	$53,539	$45,297

Average assets:

Total average earning assets for segments	$10,980,018	$11,769,157	$10,987,048	$11,736,912
Average non-earning assets	900,622	972,711	893,785	961,237
Total consolidated average assets	$11,880,640	$12,741,868	$11,880,833	$12,698,149

(1)

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

NOTE 23 – REGULATORY MATTERS, COMMITMENTS AND CONTINGENCIES

The Corporation and FirstBank are each subject to various regulatory capital requirements imposed by the federal banking agencies. Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material adverse effect on the Corporation’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation must meet specific capital guidelines that involve quantitative measures of the Corporation’s and FirstBank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Corporation’s capital amounts and classification are also subject to qualitative judgments and adjustment by the regulators with respect to minimum capital requirements, components, risk weightings, and other factors.

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

The Corporation submitted its Capital Plan setting forth its plans for how to improve its capital positions to comply with the Written Agreement over time. In addition to the Capital Plan, the Corporation submitted to its regulators a liquidity and brokered CD plan, including a contingency funding plan, a non-performing asset reduction plan, a budget and profit plan, a strategic plan, and a plan for the reduction of classified and special mention assets. As of June 30, 2017, the Corporation had completed all of the items included in the Capital Plan and is continuing to work on reducing non-performing loans. The Written Agreement also requires the submission to the regulators of quarterly progress reports.

Although the Corporation and FirstBank became subject to the U.S. Basel III capital rules (“Basel III rules”) beginning on January 1, 2015, certain requirements of the Basel III rules are being phased in over several years. The phase-in period for certain deductions and adjustments to regulatory capital (such as certain intangible assets and deferred tax assets that arise from net operating losses and tax credit carryforwards) will be completed on January 1, 2018. The Corporation and FirstBank compute risk-weighted assets using the Standardized Approach required by the Basel III rules.

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

The Corporation's and its banking subsidiary's regulatory capital positions as of June 30, 2017 and December 31, 2016 were as follows:

	Regulatory Requirements

	Actual		For Capital Adequacy Purposes		To be Well-Capitalized-General Thresholds

	Amount	Ratio	Amount	Ratio	Amount	Ratio

(Dollars in thousands)
As of June 30, 2017
Total Capital (to
Risk-Weighted Assets)
First BanCorp.	$1,969,487	22.24%	$708,370	8.0%	N/A	N/A
FirstBank	$1,920,418	21.70%	$708,102	8.0%	$885,128	10.0%
Common Equity Tier 1 Capital
(to Risk-Weighted Assets)
First BanCorp.	$1,647,977	18.61%	$398,458	4.5%	N/A	N/A
FirstBank	$1,537,714	17.37%	$398,308	4.5%	$575,333	6.5%
Tier I Capital (to
Risk-Weighted Assets)
First BanCorp.	$1,647,977	18.61%	$531,277	6.0%	N/A	N/A
FirstBank	$1,808,647	20.43%	$531,077	6.0%	$708,102	8.0%
Leverage ratio
First BanCorp.	$1,647,977	14.14%	$466,291	4.0%	N/A	N/A
FirstBank	$1,808,647	15.53%	$465,716	4.0%	$582,146	5.0%

As of December 31, 2016
Total Capital (to
Risk-Weighted Assets)
First BanCorp.	$1,921,329	21.34%	$720,329	8.0%	N/A	N/A
FirstBank	$1,872,120	20.80%	$720,091	8.0%	$900,114	10.0%
Common Equity Tier 1 Capital
(to Risk-Weighted Assets)
First BanCorp.	$1,597,117	17.74%	$405,185	4.5%	N/A	N/A
FirstBank	$1,523,332	16.92%	$405,051	4.5%	$585,074	6.5%
Tier I Capital (to
Risk-Weighted Assets)
First BanCorp.	$1,597,117	17.74%	$540,247	6.0%	N/A	N/A
FirstBank	$1,757,642	19.53%	$540,068	6.0%	$720,091	8.0%
Leverage ratio
First BanCorp.	$1,597,117	13.70%	$466,376	4.0%	N/A	N/A
FirstBank	$1,757,642	15.10%	$465,740	4.0%	$582,174	5.0%

The Corporation enters into financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments may include commitments to extend credit and commitments to sell mortgage loans at fair value. As of June 30, 2017, commitments to extend credit amounted to approximately $1.2 billion, of which $681.3 million relates to credit card loans. Commercial and Financial standby letters of credit amounted to approximately $38.3 million. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Since certain commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. For most of the commercial lines of credit, the Corporation has the option to reevaluate the agreement prior to additional disbursements. In the case of credit cards and personal lines of credit, the Corporation can cancel the unused credit facility at any time and without cause. Generally, the Corporation does not enter into interest rate lock agreements with prospective borrowers in connection with its mortgage banking activities.

As of June 30, 2017, First BanCorp. and its subsidiaries were defendants in various legal proceedings arising in the ordinary course of business. On at least a quarterly basis, the Corporation assesses its liabilities and contingencies in connection with threatened and outstanding legal cases, matters and proceedings, utilizing the latest information available. For cases, matters and proceedings where it is both probable the Corporation will incur a loss and the amount can be reasonably estimated, the Corporation establishes an accrual for the loss. Once established, the accrual is adjusted as appropriate to reflect any relevant developments. For cases, matters or proceedings where a loss is not probable or the amount of the loss cannot be estimated, no accrual is established.

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

While the final outcome of legal cases, matters, and proceedings is inherently uncertain, based on information currently available, Management believes that the final disposition of the Corporation’s legal cases, matters or proceedings, to the extent not previously provided for, will not have a material negative adverse effect on the Corporation’s consolidated financial position as a whole. If management believes that, based on available information, it is at least reasonably possible that a material loss (or additional material loss in excess of any accrual) will be incurred in connection with any legal actions, the Corporation discloses an estimate of the possible loss or range of loss, either individually or in the aggregate, as appropriate, if such an estimate can be made, or discloses that an estimate cannot be made. Based on the Corporation’s assessment at June 30, 2017, no such disclosures were necessary.

However in the event of unexpected future developments, it is possible that the ultimate resolution of these cases, matters and proceedings, if unfavorable, may be material to the Corporation’s consolidated financial position on a particular period.

Ramirez Torres, et al. v Banco Popular de Puerto Rico, et al.  FirstBank Puerto Rico has been named a defendant in a class action complaint captioned Ramirez Torres, et al. v. Banco Popular de Puerto Rico, et al.  The complaint seeks damages and preliminary and permanent injunctive relief on behalf of the purported class against Banco Popular de Puerto Rico and other financial institutions with insurance agency subsidiaries in Puerto Rico. Plaintiffs contend that in November 2015, Antilles Insurance Company obtained approval from the Puerto Rico Insurance Commissioner to market an endorsement that allowed its customers to obtain a reimbursement on their insurance premium for good experience, but that defendants failed to offer this product or disclose its existence to their customers, favoring other products instead, in violation of their fiduciary duties as insurance producers. Plaintiffs seek a determination that defendants unlawfully failed to comply with their fiduciary duty to disclose the existence of this new insurance benefit from this carrier, as well as double or treble damages (the latter subject to a determination that defendants engaged in anti-monopolistic practices in failing to offer this product). On July 31, 2017, the court entered judgment dismissing the complaint with prejudice.  Plaintiffs have until August 15, 2017 to file for reconsideration.

NOTE 24 – FIRST BANCORP. (HOLDING COMPANY ONLY) FINANCIAL INFORMATION

The following condensed financial information presents the financial position of the Holding Company only as of June 30, 2017 and December 31, 2016 and the results of its operations for the quarters and six-month periods ended June 30, 2017 and 2016.

Statements of Financial Condition

	As of June 30,	As of December 31,
	2017	2016

	(In thousands)

Assets
Cash and due from banks	$25,624	$29,393
Money market investments	6,111	6,111
Other investment securities	285	285
Loans held for investment, net	208	227
Investment in First Bank Puerto Rico, at equity	2,019,899	1,946,211
Investment in First Bank Insurance Agency, at equity	14,219	10,941
Investment in FBP Statutory Trust I	2,929	2,929
Investment in FBP Statutory Trust II	3,561	3,561
Other assets	4,017	3,791
Total assets	$2,076,853	$2,003,449
Liabilities and Stockholders' Equity
Liabilities:
Other borrowings	$216,187	$216,187
Accounts payable and other liabilities	756	1,019
Total liabilities	216,943	217,206
Stockholders' equity	1,859,910	1,786,243
Total liabilities and stockholders' equity	$2,076,853	$2,003,449

Statements of Income

	Quarter Ended		Six-Month Period Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(In thousands)		(In thousands)

Income:

Interest income on money market investments	$5	$5	$10	$10
Dividend income from banking subsidiaries	1,800	31,158	3,600	31,158
Dividend income from non-banking subsidiaries	-	-	-	7,000
Other income	66	63	128	123
	1,871	31,226	3,738	38,291

Expense:
Other borrowings	2,065	1,982	4,027	3,960
Other operating expenses	699	978	1,666	1,628
	2,764	2,960	5,693	5,588

Gain on early extinguishment of debt	-	-	-	4,217

(Loss) income before income taxes and equity
in undistributed earnings of subsidiaries	(893)	28,266	(1,955)	36,920
Equity in undistributed earnings of subsidiaries	28,891	(6,313)	55,494	8,377
Net income	$27,998	$21,953	$53,539	$45,297

Other Comprehensive income, net of tax	9,065	13,875	19,761	44,266
Comprehensive income	$37,063	$35,828	$73,300	$89,563

NOTE 25 – SUBSEQUENT EVENTS

  The Corporation has performed an evaluation of events occurring  subsequent to June 30, 2017; management has determined that there are no events occurring in this period that require disclosure in or adjustment to the accompanying financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)

SELECTED FINANCIAL DATA
	Quarter ended		Six-Month Period Ended
(In thousands, except for per share and financial ratios)	June 30,		June 30,
	2017	2016	2017	2016
Condensed Income Statements:
Total interest income	$147,374	$146,934	$292,602	$297,765
Total interest expense	23,470	26,706	46,149	52,889
Net interest income	123,904	120,228	246,453	244,876
Provision for loan and lease losses	18,096	20,986	43,538	42,039
Non-interest income	20,549	19,778	28,792	38,247
Non-interest expenses	89,069	89,544	176,951	182,541
Income before income taxes	37,288	29,476	54,756	58,543
Income tax expense	(9,290)	(7,523)	(1,217)	(13,246)
Net income	27,998	21,953	53,539	45,297
Net income attributable to common stockholders	27,329	21,953	52,201	45,297
Per Common Share Results:
Net earnings per common share-basic	$0.13	$0.10	$0.24	$0.21
Net earnings per common share-diluted	$0.13	$0.10	$0.24	$0.21
Cash dividends declared	$-	$-	$-	$-
Average shares outstanding	213,900	212,768	213,621	212,558
Average shares outstanding diluted	216,832	215,923	217,103	214,598
Book value per common share	$8.44	$8.06	$8.44	$8.06
Tangible book value per common share (1)	$8.24	$7.83	$8.24	$7.83
Selected Financial Ratios (In Percent):
Profitability:
Return on Average Assets	0.95	0.69	0.91	0.72
Interest Rate Spread	4.15	3.76	4.15	3.85
Net Interest Margin	4.44	4.01	4.43	4.09
Interest Rate Spread - tax equivalent basis (2)	4.30	3.88	4.29	3.99
Net Interest Margin - tax equivalent basis (2)	4.58	4.13	4.57	4.24
Return on Average Total Equity	6.10	5.03	5.94	5.24
Return on Average Common Equity	6.22	5.14	6.06	5.35
Average Total Equity to Average Total Assets	15.50	13.78	15.31	13.69
Tangible common equity ratio (1)	14.99	13.65	14.99	13.65
Dividend payout ratio	-	-	-	-
Efficiency ratio (3)	61.66	63.96	64.29	64.47
Asset Quality:
Allowance for loan and lease losses to total loans held for investment	1.96	2.64	1.96	2.64
Net charge-offs (annualized) to average loans (4)	2.16	1.11	1.71	1.08
Provision for loan and lease losses to net charge-offs	37.82	85.11	57.55	87.05
Non-performing assets to total assets (4)	4.83	6.05	4.83	6.05
Non-performing loans held for investment to total loans held for investment (4)	4.64	6.74	4.64	6.74
Allowance to total non-performing loans held for investment (4)	42.17	39.19	42.17	39.19
Allowance to total non-performing loans held for investment,
excluding residential real estate loans	67.75	54.05	67.75	54.05
Other Information:
Common Stock Price: End of period	$5.79	$3.97	$5.79	$3.97

	As of June 30, 2017	As of December 31, 2016

Balance Sheet Data:

Loans, including loans held for sale	$8,898,448	$8,936,879
Allowance for loan and lease losses	173,485	205,603
Money market and investment securities	1,969,580	2,091,196
Intangible assets	44,512	46,754
Deferred tax asset, net	280,929	281,657
Total assets	11,913,800	11,922,455
Deposits	8,742,893	8,831,205
Borrowings	1,191,187	1,186,187
Total preferred equity	36,104	36,104
Total common equity	1,838,435	1,784,529
Accumulated other comprehensive loss, net of tax	(14,629)	(34,390)
Total equity	1,859,910	1,786,243

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

      The Corporation had net income of $28.0 million, or $0.13 per diluted common share, for the quarter ended June 30, 2017, compared to $22.0 million, or $0.10 per diluted common share, for the same period in 2016.  The Corporation’s financial results for the second quarter and first six months of 2017 and 2016 included the following items that management believes are not reflective of core operating performance, are not expected to reoccur with any regularity or may reoccur at uncertain times and in uncertain amounts:

Quarter and Six-Month Period Ended June 30, 2017

•         Recovery of $0.4 million of previously recorded other-than-temporary impairment (“OTTI”) charges on non-performing bonds of the Government Development Bank for Puerto Rico (the “GDB”) and the Puerto Rico Public Buildings Authority sold in the second quarter of 2017, reflected in the statement of income as part of “Net gain on sale of investments.”  The aggregate book value of the bonds at the time of sale was $23.0 million. No tax expense was recognized for the recovery on the sale of bonds. Refer to the Exposure to Puerto Rico Government discussion below for additional information.

•         Tax benefit of $13.2 million recorded in the first quarter of 2017 associated with the change in tax status of certain subsidiaries from taxable corporations to limited liability companies that make an election to be treated as partnerships for income tax purposes in Puerto Rico.  Refer to the Income Taxes discussion below for additional information.

•         OTTI charge of $12.2 million recorded in the first quarter of 2017 on the aforementioned non-performing bonds of the GDB and the Puerto Rico Public Buildings Authority. No tax benefit was recognized for the OTTI charge. Refer to the Exposure to Puerto Rico Government discussion below for additional information.

•         Charge to the provision for loan and lease losses of $0.6 million ($0.3 million after-tax) recorded in the first quarter of 2017 associated with the sale of the Corporation’s participation in the Puerto Rico Electric Power Authority (“PREPA”) credit line with a book value of $64 million at the time of sale.  Refer to the Provision for Loan and Lease Losses discussion below for additional information.

•         Costs of $0.3 million associated with the previously reported secondary offering of the Corporation’s common stock by certain of our existing stockholders completed in the first quarter of 2017. The costs, incurred at the holding company level, had no effect on the income tax expense in 2017.

Quarter and Six-Month Period Ended June 30, 2016

•          OTTI charges on debt securities of $6.7 million recorded in the first quarter of 2016, primarily on the aforementioned bonds of the GDB and the Puerto Rico Public Buildings Authority.  No tax benefit was recognized for the OTTI charges.

•          Gain of $4.2 million recorded in the first quarter of 2016 on the repurchase and cancellation of $10 million in trust preferred securities, reflected in the statement of income as “Gain on early extinguishment of debt.”  The gain, incurred at the holding company level, had no effect on the income tax expense in 2016.  Refer to the Non Interest Income discussion below for additional information.

      The following table reconciles for the second quarter and first six months of 2017 and 2016, the reported net income to adjusted net income, a non-GAAP financial measure that excludes the items described above, which management believes are not reflective of core operating performance, are not expected to reoccur with any regularity or may reoccur at uncertain times and in uncertain amounts:

	Quarter ended June 30,		Six-month period ended June 30,

	2017	2016	2017	2016
(In thousands)
Net income, as reported	$27,998	$21,953	$53,539	$45,297
Adjustments:
Recovery of previously recorded OTTI charges on Puerto Rico
government debt securities sold	(371)	-	(371)
Income tax benefit related to change in tax-status of certain subsidiaries	-	-	(13,161)	-
Other-than-temporary impairment on debt securities			12,231	6,687
Charge related to sale of the PREPA credit line	-	-	569	-
Secondary offering costs	-	-	274	-
Gain on early extinguishment of debt	-	-	-	(4,217)
Gain on sale of investments				(8)
Income tax impact of adjustments (1)	-	-	(222)	-
Adjusted net income	$27,627	$21,953	$52,859	$47,759

(1) See Basis of Presentation for the individual tax impact for each reconciling item.

The key drivers of the Corporation’s GAAP financial results for the quarter ended June 30, 2017, compared to the same period in 2016, include the following:

•         Net interest income increased by $3.7 million to $123.9 million for the quarter ended June 30, 2017 compared to $120.2 million for the same period in 2016.  The increase in net interest income was primarily driven by: (i) a $3.2 million decrease in interest expense, including a $3.3 million decrease in interest expense on repurchase agreements primarily reflecting the effect of the repayment of $400 million of repurchase agreements that matured in the second half of 2016 and a $1.2 million decrease in interest expense on brokered CDs, primarily related to a $667.7 million decrease in the average volume that offset higher costs on new issuances, partially offset by an increase of $0.8 million in interest expense on FHLB advances and an increase of $0.3 million in interest expense on non-brokered interest-bearing deposits, and (ii) a $3.7 million increase in interest income on commercial and construction loans associated with both the growth of the performing commercial portfolios, primarily in the Florida region, and the upward repricing of variable rate commercial loans.

The aforementioned variances were partially offset by: (i) a $1.7 million decrease in interest income on consumer loans largely attributable to a decrease of $52.7 million in the average balance of this portfolio, primarily auto loans, and (ii) a $1.5 million decrease in interest income on residential mortgage loans, reflecting the effect of both higher inflows of residential mortgage loans to non-performing status, as compared to the second quarter of 2016, and a $41.9 million decrease in the average balance of this portfolio.

The net interest margin increased to 4.44% for the second quarter of 2017 compared to 4.01% for the same period a year ago, primarily reflecting the benefit of cash balances used for the repayment of high-cost repurchase agreements that matured in the second half of 2016, the change in mix of earning assets, and the reduction achieved in non-performing loans over the last 12 months.   Refer to Net Interest Income discussion below for additional information.

•         The provision for loan and lease losses decreased by $2.9 million to $18.1 million for the second quarter of 2017 compared to $21.0 million for the same period in 2016.  The decrease reflects a reduction of $3.8 million in the loan loss provision for commercial and construction loans driven by a $4.2 million recovery recorded in the second quarter of 2017 on a previously charged-off commercial loan in Puerto Rico, and a $0.2 million decrease in the loan loss provision for residential mortgage loans.  These variances were partially offset by a $1.1 million increase in the loan loss provision for consumer loans, primarily related to credit card loans.

Net charge-offs totaled $47.8 million for the second quarter of 2017, or 2.16% of average loans on an annualized basis, compared to $24.7 million, or 1.11% of average loans for the same period in 2016.  The increase reflects the impact of charge-offs amounting to $29.7 million recorded in the second quarter of 2017 against previously-established specific reserves for commercial mortgage loans guaranteed by the Puerto Rico Tourism Development Fund (“TDF”) and charge-offs of $3.5 million recorded on the resolution of a $27.6 million non-performing commercial relationship in Puerto Rico, partially offset by the aforementioned loans loss recovery of $4.2 million on a previously charged-off commercial loan. In addition, residential mortgage and consumer loans net charge-offs in the second quarter of 2017 decreased by $4.6 million and $1.8 million, respectively, compared to the same period in 2016.  Refer to the discussions under Provision for loan and lease losses and Risk Management below for an analysis of the allowance for loan and lease losses and non-performing assets and related ratios.

•         The Corporation recorded non-interest income of $20.5 million for the second quarter of 2017, compared to $19.8 million for the same period in 2016.  The increase was primarily related to the $0.4 million recovery of previously recorded OTTI charges on non-performing bonds of the GDB and the Puerto Rico Public Buildings Authority sold in the second quarter of 2017 and a $0.3 million reduction in unearned insurance commissions’ reserve.  Refer to Non-Interest Income discussion below for additional information.

•         Non-interest expenses for the second quarter of 2017 were $89.1 million compared to $89.5 million for the same period in 2016.  The decrease in non-interest expenses was largely driven by: (i) a $2.0 million decrease in the FDIC insurance premium expense reflecting, among other things, an improved earnings trend, the effect of reductions in brokered deposits and average assets, a strengthened capital position, and the reduction in the initial base assessment rate effective since the third quarter of 2016, and (ii) a $0.9 million decrease in business promotion expenses reflecting reductions in marketing-related activities and in the estimated cost of the credit card rewards program.

These reductions were partially offset by: (i) a $1.0 million increase in employees’ compensation expenses, reflecting increases of $0.7 million in incentive-based compensation and $0.5 million related to salary merit increases, (ii) a $0.7 million increase in occupancy and equipment costs, primarily due to higher electricity and rental expenses, and (iii) a $0.5 million increase in professional services fees mainly related to implementation costs for new information technology systems.  Refer to Non-Interest Expenses below for additional information.

•         For the second quarter of 2017, the Corporation recorded an income tax expense of $9.3 million, compared to $7.5 million for the same period in 2016.  The increase in the income tax expense was primarily related to the higher pre-tax earnings generated in the second quarter of 2017. The Corporation’s estimated annual effective tax rate for the first six months of 2017, excluding entities from which a tax benefit cannot be recognized and discrete items, was 24% compared to 22% for the first half of 2016.  The estimated annual effective tax rate including all entities for 2017 was 14% (25% excluding discrete items, primarily the tax benefit resulting from the change in the tax status of two subsidiaries).  As of June 30, 2017, the Corporation had a net deferred tax asset of $280.9 million (net of a valuation allowance of $190.0 million).  Refer to Income Taxes below for additional information.

•         As of June 30, 2017, total assets were $11.9 billion, a decrease of $8.7 million from December 31, 2016.  The decrease primarily reflects: (i) a $121.9 million decrease in total investment securities, driven by prepayments of U.S. agency mortgage-backed securities (“MBS”) and the aforementioned sale of non-performing bonds of the GDB and the Puerto Rico Public Buildings Authority in the second quarter of 2017 (ii) a $38.4 million decrease in total loans, before the allowance for loan losses, primarily reflecting a reduction of $194.2 million in the Puerto Rico region, including the effect of the sale of the PREPA credit line with a book value of $64 million at the time of sale in the first quarter of 2017, the aforementioned charge-offs of $29.7 million on commercial mortgage loans guaranteed by the TDF, the resolution of a $27.6 million non-performing commercial relationship, and a $67.9 million reduction in residential mortgage loans, partially offset by a $166.3 million growth in the Florida region, primarily reflected in the commercial and residential loan portfolios, and (iii) a $23.2 million decrease in certain accounts receivables recorded as part of “Other assets” in the statement of financial condition.

These variances were partially offset by: (i) a $132.9 million increase in cash and cash equivalents, largely driven by the increase of $94.0 million in non-interest bearing deposits as well as proceeds from U.S. agency MBS prepayments, (ii) a $32.1 million decrease in the allowance for loan and lease losses, and (iii) a $12.4 million increase in the other real estate owned (“OREO”) portfolio balance, primarily related to acquired collateral amounting to $10.6 million in connection with the resolution of the aforementioned $27.6 million non-performing commercial relationship.  Refer to Financial Condition and Operating Data discussion below for additional information.

•         As of June 30, 2017, total liabilities were $10.1 billion, a decrease of $82.3 million from December 31, 2016.  The decrease was mainly due to a $185.9 million decrease in brokered CDs, partially offset by a $97.6 million increase in non-brokered deposits primarily associated with the $85.4 million increase in government deposits.  Refer to Risk Management – Liquidity and Capital Adequacy discussion below for additional information about the Corporation’s funding sources.

•         As of June 30, 2017, the Corporation’s stockholders’ equity was $1.9 billion, an increase of $73.7 million from December 31, 2016.  The increase was mainly driven by the earnings generated in the first six months of 2017, exclusive of the $12.2 million OTTI charge to earnings in the first quarter and previously included as part of other comprehensive loss in total equity.  The Corporation’s Total Capital, Common Equity Tier 1 Capital, Tier 1 Capital and Leverage ratios calculated under the Basel III rules as currently in effect were 22.24%, 18.61%, 18.61%, and 14.14%, respectively, as of June 30, 2017, compared to Total Capital, Common Equity Tier 1 Capital, Tier 1 Capital and Leverage ratios of 21.34%, 17.74%, 17.74%, and 13.70%, respectively, as of December 31, 2016.  Refer to Risk Management – Capital discussion below for additional information.

•         Total loan production, including purchases, refinancings, renewals and draws from existing revolving and non-revolving commitments, was $906.2 million for the quarter ended June 30, 2017, excluding the utilization activity on outstanding credit cards, compared to $712.8 million for the same period in 2016.  The variance was primarily related to a $100.8 million increase in the Florida region, primarily commercial loans, a $46.1 million increase in consumer loan originations in Puerto Rico, and the refinancing and renewal of two large commercial loans in Puerto Rico totaling $72.5 million, partially offset by a $19.1 million decrease in residential mortgage loan originations in Puerto Rico.

•         Total non-performing assets were $575.1 million as of June 30, 2017, a decrease of $159.4 million from December 31, 2016.  The decrease primarily reflects the effect of the sale of the Corporation’s participation in the PREPA credit line with a book value of $64 million at the time of sale, the charge-offs of $29.7 million recorded on commercial mortgage loans guaranteed by the TDF, the sale of non-performing bonds of the GDB and the Puerto Rico Public Buildings Authority with a book value at the time of sale of $23.0 million, the resolution of a $27.6 million non-performing commercial relationship in Puerto Rico, and decreases of $5.5 million and $3.0 million in non-performing residential and consumer loans, respectively.  As part of the aforementioned resolution, the Corporation received a cash payment of $12.8 million, recorded charge-offs of $3.5 million, and acquired collateral amounting to $10.6 million transferred to the OREO portfolio.

•         Adversely classified commercial and construction loans held for investment decreased by $121.8 million to $367.6 million as of June 30, 2017, driven by the reduction in non-performing loans discussed in the above bullet.

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

RESULTS OF OPERATIONS

Net Interest Income

Net interest income is the excess of interest earned by First BanCorp. on its interest-earning assets over the interest incurred on its interest-bearing liabilities. First BanCorp.’s net interest income is subject to interest rate risk due to the repricing and maturity mismatch of the Corporation’s assets and liabilities. Net interest income for the quarter and six-month period ended June 30, 2017 was $123.9 million and $246.5 million, respectively, compared to $120.2 million and $244.9 million for the comparable periods in 2016, respectively. On a tax-equivalent basis and excluding the changes in the fair value of derivative instruments, net interest income for the quarter and six-month period ended June 30, 2017 was $128.0 million and $254.2 million, respectively, compared to $123.7 million and $253.2 million for the comparable periods in 2016, respectively.

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

Part I

	Average Volume		Interest income (1) / expense		Average Rate (1)
Quarter ended June 30,	2017	2016	2017	2016	2017	2016

(Dollars in thousands)

Interest-earning assets:
Money market & other short-term investments	$305,563	$1,009,398	$727	$1,271	0.95%	0.51%
Government obligations (2)	698,471	747,760	4,476	6,006	2.57%	3.23%
Mortgage-backed securities	1,292,997	1,380,043	12,489	9,898	3.87%	2.88%
FHLB stock	37,254	31,140	488	350	5.25%	4.52%
Other investments	2,701	1,727	2	2	0.30%	0.47%
Total investments (3)	2,336,986	3,170,068	18,182	17,527	3.12%	2.22%

Residential mortgage loans	3,265,883	3,307,788	43,678	45,261	5.36%	5.50%
Construction loans	154,980	144,788	1,458	1,301	3.77%	3.61%
C&I and commercial mortgage loans	3,728,733	3,664,699	42,315	38,818	4.55%	4.26%
Finance leases	239,271	229,892	4,333	4,308	7.26%	7.54%
Consumer loans	1,474,662	1,536,755	41,543	43,223	11.30%	11.31%
Total loans (4) (5)	8,863,529	8,883,922	133,327	132,911	6.03%	6.02%
Total interest-earning assets	$11,200,515	$12,053,990	$151,509	$150,438	5.43%	5.02%

Interest-bearing liabilities:
Brokered CDs	$1,309,399	$1,977,059	$4,695	$5,847	1.44%	1.19%
Other interest-bearing deposits	5,908,238	5,987,694	11,653	11,377	0.79%	0.76%
Other borrowed funds	516,187	988,711	4,830	8,011	3.75%	3.26%
FHLB advances	593,791	455,000	2,292	1,471	1.55%	1.30%
Total interest-bearing liabilities	$8,327,615	$9,408,464	$23,470	$26,706	1.13%	1.14%

Net interest income			$128,039	$123,732

Interest rate spread					4.30%	3.88%

Net interest margin					4.58%	4.13%

	Average Volume		Interest income (1) / expense		Average Rate (1)
Six-Month Period Ended June 30,	2017	2016	2017	2016	2017	2016

(Dollars in thousands)

Interest-earning assets:
Money market & other short-term investments	$287,349	$930,090	$1,211	$2,344	0.85%	0.51%
Government obligations (2)	713,804	723,761	8,836	11,484	2.50%	3.19%
Mortgage-backed securities	1,313,664	1,384,924	24,103	22,175	3.70%	3.22%
FHLB stock	38,401	31,212	949	698	4.98%	4.50%
Other investments	2,700	1,599	4	3	0.30%	0.38%
Total investments (3)	2,355,918	3,071,586	35,103	36,704	3.00%	2.40%

Residential mortgage loans	3,265,886	3,314,685	87,958	90,649	5.43%	5.50%
Construction loans	142,790	152,535	2,602	2,916	3.67%	3.84%
C&I and commercial mortgage loans	3,742,103	3,692,656	83,425	79,796	4.50%	4.35%
Finance leases	237,013	230,058	8,647	8,744	7.36%	7.64%
Consumer loans	1,475,113	1,556,726	82,606	87,255	11.29%	11.27%
Total loans (4) (5)	8,862,905	8,946,660	265,238	269,360	6.03%	6.05%
Total interest-earning assets	$11,218,823	$12,018,246	$300,341	$306,064	5.40%	5.12%

Interest-bearing liabilities:
Brokered CDs	$1,361,245	$2,026,937	$9,500	$11,864	1.41%	1.18%
Other interest-bearing deposits	5,896,570	5,966,560	22,820	22,617	0.78%	0.76%
Other borrowed funds	516,187	953,863	9,415	15,466	3.68%	3.26%
FHLB advances	617,873	455,000	4,414	2,942	1.44%	1.30%
Total interest-bearing liabilities	$8,391,875	$9,402,360	$46,149	$52,889	1.11%	1.13%

Net interest income			$254,192	$253,175

Interest rate spread					4.29%	3.99%

Net interest margin					4.57%	4.24%

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
(5)

Interest income on loans includes $2.0 million and $2.4 million for the quarters ended June 30, 2017 and 2016, respectively, and $4.1 million and $5.2 million for the six-month periods ended June 30, 2017 and 2016, respectively, of income from prepayment penalties and late fees related to the Corporation’s loan portfolio.

Part II

	Quarter ended June 30,			Six-Month Period Ended June 30,
	2017 compared to 2016			2017 compared to 2016
	Increase (decrease)			Increase (decrease)
	Due to:			Due to:
(In thousands)	Volume	Rate	Total	Volume	Rate	Total

Interest income on interest-earning assets:
Money market & other short-term investments	$(1,283)	$739	$(544)	$(2,179)	$1,046	$(1,133)
Government obligations	(373)	(1,157)	(1,530)	(157)	(2,491)	(2,648)
Mortgage-backed securities	(725)	3,316	2,591	(1,272)	3,200	1,928
FHLB stock	76	62	138	171	80	251
Other investments	1	(1)	-	2	(1)	1
Total investments	(2,304)	2,959	655	(3,435)	1,834	(1,601)
Residential mortgage loans	(529)	(1,054)	(1,583)	(1,458)	(1,233)	(2,691)
Construction loans	97	60	157	(186)	(128)	(314)
C&I and commercial mortgage loans	711	2,786	3,497	1,014	2,615	3,629
Finance leases	179	(154)	25	249	(346)	(97)
Consumer loans	(1,634)	(46)	(1,680)	(4,706)	57	(4,649)
Total loans	(1,176)	1,592	416	(5,087)	965	(4,122)
Total interest income	(3,480)	4,551	1,071	(8,522)	2,799	(5,723)
Interest expense on interest-bearing liabilities:
Brokered CDs	(2,183)	1,031	(1,152)	(4,308)	1,944	(2,364)
Other interest-bearing deposits	(139)	415	276	(302)	505	203
Other borrowed funds	(4,126)	945	(3,181)	(7,589)	1,538	(6,051)
FHLB advances	505	316	821	1,131	341	1,472
Total interest expense	(5,943)	2,707	(3,236)	(11,068)	4,328	(6,740)
Change in net interest income	$2,463	$1,844	$4,307	$2,546	$(1,529)	$1,017

Portions of the Corporation’s interest-earning assets, mostly investments in obligations of some U.S. government agencies and sponsored entities, generate interest that is exempt from income tax, principally in Puerto Rico. Also, interest and gains on sales of investments held by the Corporation’s international banking entities (“IBEs”) are tax-exempt under the Puerto Rico tax law (refer to Income Taxes below for additional information). To facilitate the comparison of all interest data related to these assets, the interest income has been converted to an adjusted taxable equivalent basis. The tax equivalent yield was estimated by dividing the interest rate spread on exempt assets by 1 less the Puerto Rico statutory tax rate as adjusted for changes to enacted tax rates (39.0%) and adding to it the average cost of interest-bearing liabilities. The computation considers the interest expense disallowance required by Puerto Rico tax law.

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

    The following table reconciles net interest income in accordance with GAAP to net interest income, excluding valuations, and net interest income on an adjusted tax-equivalent basis.  The table also reconciles net interest spread and net interest margin on a GAAP basis to these items excluding valuations and on an adjusted tax-equivalent basis:

	Quarter Ended		Six-Month Period Ended
(Dollars in thousands)	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016

Interest Income - GAAP	$147,374	$146,934	$292,602	$297,765
Unrealized loss on derivative instruments	-	2	1	6
Interest income excluding valuations	147,374	146,936	292,603	297,771
Tax-equivalent adjustment	4,128	3,502	7,738	8,293
Interest income on a tax-equivalent basis excluding valuations	151,502	150,438	300,341	306,064

Interest Expense - GAAP	23,470	26,706	46,149	52,889

Net interest income - GAAP	$123,904	$120,228	$246,453	$244,876

Net interest income excluding valuations	$123,904	$120,230	$246,454	$244,882

Net interest income on a tax-equivalent basis excluding valuations	$128,032	$123,732	$254,192	$253,175

Average Balances
Loans and leases	$8,863,529	$8,883,922	$8,862,905	$8,946,660
Total securities, other short-term investments and interest-bearing cash balances	2,336,986	3,170,068	2,355,918	3,071,586
Average Interest-Earning Assets	$11,200,515	$12,053,990	$11,218,823	$12,018,246

Average Interest-Bearing Liabilities	$8,327,615	$9,408,464	$8,391,875	$9,402,360

Average Yield/Rate
Average yield on interest-earning assets - GAAP	5.28%	4.90%	5.26%	4.98%
Average rate on interest-bearing liabilities - GAAP	1.13%	1.14%	1.11%	1.13%
Net interest spread - GAAP	4.15%	3.76%	4.15%	3.85%
Net interest margin - GAAP	4.44%	4.01%	4.43%	4.09%

Average yield on interest-earning assets excluding valuations	5.28%	4.90%	5.26%	4.98%
Average rate on interest-bearing liabilities	1.13%	1.14%	1.11%	1.13%
Net interest spread excluding valuations	4.15%	3.76%	4.15%	3.85%
Net interest margin excluding valuations	4.44%	4.01%	4.43%	4.09%

Average yield on interest-earning assets on a tax-equivalent basis
and excluding valuations	5.43%	5.02%	5.40%	5.12%
Average rate on interest-bearing liabilities	1.13%	1.14%	1.11%	1.13%
Net interest spread on a tax-equivalent basis and excluding valuations	4.29%	3.88%	4.29%	3.99%
Net interest margin on a tax-equivalent basis and excluding valuations	4.58%	4.13%	4.57%	4.24%

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

For the quarter and six-month period ended June 30, 2017, net interest income increased $3.7 million to $123.9 million, and $1.6 million to $246.5 million, respectively, compared to the same periods in 2016. The $3.7 million increase in net interest income for the second quarter of 2017, compared to the same period in 2016, was primarily due to:

•         A $3.2 million decrease in interest expense driven by: (i) a $3.3 million decrease in interest expense on repurchase agreements, primarily reflecting the effect of the repayment of $400 million of repurchase agreements that matured in the second half of 2016 and carried an average cost of 3.35%, and (ii) a $1.2 million decrease in interest expense on brokered CDs, primarily related to a $667.7 million decrease in the average volume that offset higher costs on new issuances.  Over the last 12 months, the Corporation repaid $1.1 billion of maturing brokered CDs with an average all-in cost of 1.00% and new issuances amounted to $576.1 million with an average all-in cost of 1.35%.  The aforementioned decreases were partially offset by an increase of $0.8 million in interest expense on FHLB advances, reflecting higher average balances on long-term FHLB advances, and an increase of $0.3 million in interest expense on non-brokered interest-bearing deposits reflecting higher market interest rates in 2017.

•         A $3.7 million increase in interest income on commercial and construction loans associated with both the growth of the performing commercial portfolios, primarily in the Florida region, and the upward repricing of variable rate commercial loans.

•         A $0.4 million increase in interest income on investment securities, including an increase of $1.5 million in interest income on U.S. agency MBS, primarily associated with a lower U.S. agency MBS premium amortization expense resulting from lower prepayment speeds in 2017, and a $0.1 million increase in FHLB stock dividends.  This was partially offset by a $1.2 million decrease in interest income on U.S agencies and Puerto Rico government debt securities, reflecting an adverse impact of approximately $0.7 million related to the bonds of the GDB and the Puerto Rico Public Buildings Authority that were placed in non-performing status in the third quarter of 2016 and  subsequently sold in the second quarter in 2017, and the effect in the second quarter of 2016 of discount accretions totaling $0.5 million related to $61.3 million of U.S. agencies debt securities called prior to maturity.

Partially offset by:

•         A $1.7 million decrease in interest income on consumer loans and finance leases mainly attributable to the $52.7 million reduction in the average balance of this portfolio, primarily auto loans.

•         A $1.5 million decrease in interest income on residential mortgage loans reflecting the effect of both higher inflows of residential mortgage loans to non-performing status, as compared to the second quarter of 2016, and a $41.9 million decrease in the average balance of this portfolio.

•         A $0.5 million decrease in interest income on interest-bearing cash and cash equivalents, primarily related to deposits maintained at the Federal Reserve Bank used to repay maturing brokered CDs and the aforementioned repurchase agreements that matured in the second half of 2016, partially offset by the increases in the Federal Funds target rate.

The $1.6 million increase in net interest income for the first six months of 2017, compared to the same period in 2016, was primarily due to:

•         A $6.7 million decrease in interest expense driven by: (i) a $6.1 million decrease in interest expense on repurchase agreements primarily reflecting the effect of the aforementioned repayment of $400 million of repurchase agreements matured in the second half of 2016, and (ii) a $2.4 million decrease in interest expense on brokered CDs primarily related to a $665.7 million decrease in the average volume that offset higher costs on new issuances.  The aforementioned decreases were partially offset by an increase of $1.5 million in interest expense on FHLB advances, reflecting higher average balances on short-term and long-term FHLB advances, and an increase of $0.2 million in interest expense on non-brokered interest-bearing deposits reflecting higher market interest rates in 2017.

•         A $4.2 million increase in interest income on commercial and construction loans associated with both the growth of the performing commercial portfolios, primarily in the Florida region, and the upward repricing of variable rate commercial loans.

Partially offset by:

•         A $4.7 million decrease in interest income on consumer loans and finance leases mainly attributable to the $74.7 million reduction in the average balance of this portfolio, primarily auto loans.

•         A $2.6 million decrease in interest income on residential mortgage loans reflecting the effect of both higher inflows of residential mortgage loans to non-performing status in the first half of 2017, as compared to the same period in 2016, and a $48.8 million decrease in the average balance of this portfolio.

•         A $1.1 million decrease in interest income on interest-bearing cash and cash equivalents, primarily related to the utilization of deposits maintained at the Federal Reserve Bank to repay maturing brokered CDs and the aforementioned repurchase agreements that matured in the second half of 2016, partially offset by the increases in the Federal Funds target rate.

•         A $0.9 million decrease in interest income on investment securities, including an adverse impact of approximately $1.4 million related to the bonds of the GDB and the Puerto Rico Public Buildings Authority that were placed in non-performing status in the third quarter of 2016 and  subsequently sold in the second quarter in 2017, and the effect in the first six month of 2016 of discount accretions totaling $0.5 million related to $61.3 million of U.S. agencies debt securities called prior to maturity.  These variances were partially offset by a $0.8 million increase in interest income on U.S. agency MBS, primarily associated with a lower U.S. agency MBS premium amortization expense resulting from lower prepayment speeds in 2017, and a $0.2 million increase in FHLB stock dividends.

Net interest margin increased by 43 basis points to 4.44% for the second quarter of 2017, compared to the same period in 2016, and increased by 34 basis points to 4.43% for the first six months of 2017, compared to the same period in 2016.  The increase was primarily driven by the benefit of cash balances used for the repayment of high-cost repurchase agreements that matured in the second half of 2016, the reduced reliance in brokered CDs, the change in mix of earning assets, and the reduction achieved in non-performing loans over the last 12 months.  Loans increased as a percentage of interest-earning assets from 73.7% and 74.4% in the second quarter and first six months of 2016, respectively, to 79.1% and 79.0% in the second quarter and first six months of 2017, respectively.

On an adjusted tax-equivalent basis, net interest income for the quarter ended June 30, 2017 increased by $4.3 million to $128.0 million, when compared to the same period in 2016, and by $1.0 million to $254.2 million for the first six months of 2017, compared to the same period in 2016. In addition to the facts discussed above, the increase in the second quarter of 2017, as compared to the same period in 2016, also includes an increase of $0.6 million in the tax-equivalent adjustment related to the increased interest income on U.S. agency MBS held by the IBE subsidiary First Bank Overseas.  For the first six months of 2017, the tax equivalent adjustment decreased by $0.6 million, as compared to the same period in 2016, primarily attributable to a lower volume of tax-exempt assets.

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

For the second quarter ended June 30, 2017, the Corporation recorded a provision for loan and lease losses of $18.1 million compared to $21.0 million for the comparable period in 2016. The $2.9 million decrease in the provision was mainly driven by:

•         A $3.8 million decrease in the loan loss provision for commercial and construction loans driven by a $4.2 million recovery recorded in the second quarter of 2017 on a previously charged-off commercial loan in Puerto Rico.

•         A $0.2 million decrease in the loan loss provision for residential mortgage loans, primarily related to lower charge-offs recorded in the second quarter of 2017, as compared to the same period in 2016, partially offset by higher loss severity estimates in 2017.

Partially offset by:

•         A $1.1 million increase in the loan loss provision for consumer loans, primarily related to historical loss rates applied for the determination of the general reserve for credit card loans.

For the six-month period ended June 30, 2017, the Corporation recorded a provision for loan and lease losses of $43.5 million compared to $42.0 million for the same period in 2016. The provision for the first six months of 2017 included a charge of $0.6 million associated with the sale of the PREPA credit line in the first quarter.

Excluding the impact of the charge mentioned above, the adjusted provision of $43.0 million for the first six months of 2017 increased by $1.0 million compared to the provision of $42.0 million for the same period in 2016.  The $0.9 million increase in the adjusted provision was driven by:

•         A $3.1 million increase in the loan loss provision for residential mortgage loans, primarily related to adjustments to the loss severity estimates, including adjustments to liquidation cost assumptions.

Partially offset by:

•         A $2.1 million decrease in the adjusted loan loss provision for commercial and construction loans driven by a $5.0 million increase in loss loan recoveries, including the aforementioned  $4.2 million recovery recorded in the second quarter of 2017 on a previously charged-off commercial loan in Puerto Rico, as well as lower historical loss rates used for the determination of the general reserve and the overall decrease in the balance of adversely classified asset; partially offset by an increase of

$13.0 million in loan loss provisions on commercial mortgage loans guaranteed by the TDF driven by adjustments to the estimated value of the guarantee in light of the revised fiscal plan published by the Puerto Rico government and a preliminary agreement reached in the second quarter of 2017 in which the TDF agreed to honor a portion of its guarantee through a cash payment and a fixed-income financial instrument.  Refer to the Puerto Rico Government Exposure discussion below for additional information about the Corporation’s exposure to loans guaranteed by the TDF.

•         A $0.1 million decrease in the provision for consumer loans, primarily reflecting a loan loss recovery of $1.2 million recorded in the first quarter of 2017 on the sale of certain credit card loans that had been fully charged-off in prior periods, almost entirely offset by an increase in historical loss rates applied for the determination of the general reserve for credit card loans.

     Refer to Credit Risk Management discussion below for an analysis of the allowance for loan and lease losses, non-performing assets, impaired loans and related information, and refer to Financial Condition and Operating Analysis – Loan Portfolio and Risk Management — Credit Risk Management below for additional information concerning the Corporation’s loan portfolio exposure in the geographic areas where the Corporation does business.

Non-Interest Income

	Quarter Ended June 30,		Six-Month Period Ended June 30,
	2017	2016	2017	2016
(In thousands)

Service charges on deposit accounts	$5,803	$5,618	$11,593	$11,418
Mortgage banking activities	4,846	4,893	8,462	9,646
Insurance income	1,855	1,542	5,442	4,811
Other operating income	7,674	7,725	15,155	14,834

Non-interest income before net gain (loss) on investments and
gain on early extinguishment of debt	20,178	19,778	40,652	40,709

Net gain on sale of investments securities	371	-	371	8
OTTI on debt securities	-	-	(12,231)	(6,687)
Net gain (loss) on investments securities	371	-	(11,860)	(6,679)

Gain on early extinguishment of debt	-	-	-	4,217
Total	$20,549	$19,778	$28,792	$38,247

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

The gain on early extinguishment of debt is related to the repurchase and cancellation in the first quarter of 2016 of $10 million in trust preferred securities of the FBP Statutory Trust II that were auctioned in a public sale at which the Corporation was invited to participate. The Corporation repurchased and cancelled the repurchased trust preferred securities, resulting in a commensurate reduction in the related Junior Subordinated Deferrable Debentures.  The Corporation’s winning bid equated to 70% of the $10 million par value.  The 30% discount, plus accrued interest, resulted in a gain of $4.2 million, which is reflected in the statement of income as a “Gain on early extinguishment of debt.”  As of June 30, 2017, the Corporation still has Junior Subordinated Deferrable Debentures outstanding in the aggregate amount of $216.2 million.

Non-interest income for the second quarter of 2017 amounted to $20.5 million, compared to $19.8 million for the same period in 2016.  The increase in non-interest income of $0.7 million was primarily related to:

•         A $0.4 million partial recovery of previously recorded OTTI charges on non-performing bonds of the GDB and the Puerto Rico Public Buildings Authority sold in the second quarter of 2017.  The Corporation sold for an aggregate of $23.4 million these non-performing bonds that were carried on its books at an amortized cost of $23.0 million (net of $34.4 million in cumulative OTTI charges).

•         A $0.3 million increase in insurance income, reflecting the effect of a $0.3 million decrease in the unearned insurance commissions’ reserve to account for quarterly revisions.

•         A $0.2 million increase in service charges on deposits, primarily related to an increase in corporate cash management fees.

Partially offset by:

•         A $0.1 million decrease in revenues from the mortgage banking activities, driven by lower conforming loan originations and sales volume in the secondary market.  Total loans sold in the secondary market to U.S. government-sponsored entities amounted to $99.5 million with a related gain of $3.6 million, net of To-Be-Announced MBS (“TBAs”) hedges losses of $0.3 million, in the second quarter of 2017, compared to $113.2 million with a related gain of $3.8 million, net of TBAs hedges losses of $0.5 million, in the second quarter of 2016.  This variance was partially offset by a $0.1 million increase in servicing fees commensurate with the increase in the size of the servicing portfolio.

•         A $0.1 million decrease in “other operating income” in the above table, reflecting a reduction in non-deferrable loan fees such as agent fees and unused commitment fees of approximately $0.3 million and a $0.4 million decrease in gain on sales of fixed assets, partially offset by a $0.6 million increase in transactional fees such as credit and debit cards interchange fess, ATM fees, and merchant referral income.

Non-interest income for the six-month period ended June 30, 2017 amounted to $28.8 million, compared to $38.2 million for the same period in 2016.  The $9.5 million decrease in non-interest income was primarily due to:

•         A $5.5 million increase in OTTI charges on debt securities.  During the first quarter of 2017, the Corporation recorded a $12.2 million OTTI charge on bonds of the GDB and the Puerto Rico Public Buildings Authority that were subsequently sold in the second quarter.  An OTTI charge of $6.3 million on the same securities was recorded in the first quarter of 2016.

•         The effect in 2016 of the $4.2 million gain on the repurchase and cancellation of $10 million in trust preferred securities.

•         A $1.2 million decrease in revenues from the mortgage banking business, driven by lower conforming loan originations and sales volume in the secondary market.  Total loans sold in the secondary market to U.S. government-sponsored entities amounted to $184.6 million with a related gain of $5.9 million, net of TBAs hedges losses of $0.3 million, in the first half of 2017, compared to $219.2 million with a related gain of $7.3 million, net of TBAs hedges losses of $1.3 million, in the first half of 2016.    This variance was partially offset by a $0.3 million increase in servicing fees commensurate with the increase in the size of the servicing portfolio.

Partially offset by:

•         A $0.6 million in insurance income, including a $0.2 million increase in contingent commissions received by the insurance agency in 2017 and a $0.3 million decrease in the unearned insurance commissions’ reserve.

•         The aforementioned $0.4 million partial recovery of previously recorded OTTI charges on non-performing bonds of the GDB and the Puerto Rico Public Buildings Authority sold in the second quarter of 2017.

•         A $0.3 million increase in “other operating income” in the above table, reflecting a $1.5 million increase in transactional fees such as credit and debit cards interchange fess, ATM fees, and merchant referral income, partially offset by a $0.5 million reduction in non-deferrable loan fees such as agent fees and unused commitment fees, the effect in 2016 of fee income of $0.4 million recorded in connection with a terminated credit agreement in which the Bank was committed to participate, and a $0.4 million decrease in gain on sales of fixed asset.

•

Non-Interest Expenses

The following table presents non-interest expenses for the periods indicated:

	Quarter Ended June 30,		Six-Month Period Ended June 30,
	2017	2016	2017	2016

(In thousands)

Employees' compensation and benefits	$38,409	$37,401	$77,062	$75,836
Occupancy and equipment	13,759	13,043	27,847	27,226
Insurance and supervisory fees	4,855	7,066	9,764	14,409
Taxes, other than income taxes	3,745	3,756	7,421	7,548
Professional fees:
Collections, appraisals and other credit-related fees	2,452	2,898	4,524	5,279
Outsourcing technology services	5,398	4,937	10,752	9,705
Other professional fees	3,950	3,492	7,480	7,119
Credit and debit card processing expenses	3,566	3,274	6,397	6,556
Business promotion	3,192	4,048	6,473	8,051
Communications	1,628	1,725	3,171	3,533
Net loss on OREO and OREO operations	3,369	3,325	7,445	6,531
Other	4,746	4,579	8,615	10,748
Total	$89,069	$89,544	$176,951	$182,541

  Non-interest expenses for the second quarter of 2017 were $89.1 million, compared to $89.5 million for the same period in 2016. The $0.5 million decrease in non-interest expenses was mainly due to:

•         A $2.0 million decrease in the FDIC insurance premium expense, included as part of “Insurance and supervisory fees” in the table above, reflecting, among other things, the improved earnings trend, the effect of reductions in brokered deposits and average assets, a strengthened capital position, and a reduction in the initial base assessment rate effective since the third quarter of 2016.

•         A $0.9 million decrease in business promotion expenses, reflecting reductions in marketing-related activities and in the estimated cost of the credit cards rewards program.

Partially offset by:

•         A $1.0 million increase in employee’s compensation and benefits, reflecting increases of $0.7 million in incentive-based compensation and $0.5 million related to salary merit increases.

•         A $0.7 million increase in occupancy and equipment expenses, primarily due to higher electricity and rental expenses.

•         A $0.5 million increase in total professional fees mainly related to implementation costs for new information technology systems, partially offset by lower costs in collection efforts and appraisals.

•         A $0.3 million increase in credit and debit card processing expenses, mainly related to higher transaction volumes.

Non-interest expenses for the first six months of 2017 were $177.0 million, compared to $182.5 million for the same period in 2016.   The $5.6 million decrease in non-interest expenses was principally attributable to:

•         A $4.3 million decrease in the FDIC insurance premium expense, included as part of “Insurance and supervisory fees” in the table above, reflecting, among other things, the improved earnings trend, the effect of reductions in brokered deposits and average assets, a strengthened capital position, and a reduction in the initial base assessment rate effective since the third quarter of 2016.

•         A $2.1 million decrease in “other operating expenses” in the table above, including reductions of $1.6 million in the provision for unfunded loan commitments and letters of credit, primarily related to lower unfunded commitments on adversely classified loans, and a $0.6 million decrease in losses and expenses related to non-real estate repossessed assets.

•         A $1.6 million decrease in business promotion expenses, primarily due to lower advertising and marketing-related activities.

•         A $0.4 million decrease in communication expenses, primarily due to lower postage expenses.

Partially offset by:

•         A $1.2 million increase in employees’ compensation and benefits mainly due to higher incentive-based compensation, salary merit increases, and stock-based compensation costs.

•         A $0.9 million increase in losses on OREO operations, primarily reflecting a $0.7 million increase in operating expenses such as OREO-related property taxes.

•         A $0.7 million increase in occupancy and equipment expenses, primarily due to higher electricity and rental expenses.

Income Taxes

Income tax expense includes Puerto Rico and USVI income taxes as well as applicable U.S. federal and state taxes. The Corporation is subject to Puerto Rico income tax on its income from all sources. As a Puerto Rico corporation, First BanCorp. is treated as a foreign corporation for U.S. and USVI income tax purposes and is generally subject to U.S. and USVI income tax only on its income from sources within the U.S. and USVI or income effectively connected with the conduct of a trade or business in those regions. Any such tax paid in the U.S. and USVI is also either creditable against the Corporation’s Puerto Rico tax liability, or taken as a deduction against taxable income, subject to certain conditions and limitations.

    Under the Puerto Rico Internal Revenue Code of 2011, as amended (the “2011 PR Code”), the Corporation and its subsidiaries are treated as separate taxable entities and are not entitled to file consolidated tax returns and, thus, the Corporation is generally  not entitled to utilize losses from one subsidiary to offset gains in another subsidiary. Accordingly, in order to obtain a tax benefit from a net operating loss (“NOL”), a particular subsidiary must be able to demonstrate sufficient taxable income within the applicable NOL carry-forward period. The 2011 PR Code allows entities organized as limited liability companies to perform an election to become a non-taxable “pass-through” entity and utilize losses to offset income from other “pass-through” entities, subject to certain limitations, with the remaining net income passing-through to its partner entities. The 2011 PR Code also provides a dividend received deduction of 100% on dividends received from “controlled” subsidiaries subject to taxation in Puerto Rico and 85% on dividends received from other taxable domestic corporations.

   On March 1, 2017, the Corporation completed the applicable regulatory filings to change the tax status of its subsidiary, First Federal Finance, from a taxable corporation to a non-taxable “pass-through” entity. This election allows the Corporation to realize tax benefits of its deferred tax assets associated with pass-through ordinary net operating losses available at the banking subsidiary, FirstBank, which were subject to a full valuation allowance as of December 31, 2016, against now pass-through ordinary income from this profitable subsidiary.

On March 1, 2017, the Corporation also completed the applicable regulatory filings to change the tax status of its subsidiary, FirstBank Insurance, from a taxable corporation to a non-taxable “pass-through” entity. This election allows the Corporation to offset pass-through income projected to be earned by FirstBank Insurance with the projected net operating losses at the Holding Company.

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

    For the second quarter and first six-months of 2017, the Corporation recorded an income tax expense of $9.3 million and $1.2 million, respectively, compared to an income tax expense of $7.5 million and $13.2 million, for the comparable periods in 2016. The increase in the second quarter of 2017, as compared to the same period in 2016, was primarily driven by higher pre-tax earnings. The decrease in the income tax expense for the first six months of 2017, as compared to the same period in 2016, was mostly attributable to a $13.2 million tax benefit recorded in the first quarter of 2017 as a result of the above discussed change in tax status of certain subsidiaries from taxable corporations to limited liability companies with an election to be treated as partnerships for income tax purposes in Puerto Rico.

    The $13.2 million tax benefit was primarily associated with the reversal of the $13.9 million deferred tax asset valuation allowance previously recorded at FirstBank related to pass-through ordinary net operating losses, partially offset by the elimination of the $0.7 million deferred tax asset previously recorded at FirstBank Insurance. The remaining difference in the income tax expense of the first six months of 2017, when compared to the first six months of 2016, was primarily related to a higher estimated annual effective tax rate in 2017.

For the six-month period ended June 30, 2017, the Corporation calculated the provision for income taxes by applying the estimated annual effective tax rate for the full fiscal year to ordinary income or loss.  In the computation of the consolidated worldwide annual estimated effective tax rate, ASC 740-270 requires the exclusion of legal entities with pre-tax losses from which a tax benefit cannot be recognized.  The Corporation’s estimated annual effective tax rate in the first half of 2017, excluding entities from which a tax benefit cannot be recognized and discrete items, was 24% compared to 22% for the first half of 2016.  The estimated annual effective tax rate including all entities for 2017 was 14% (25% excluding discrete items, primarily the tax benefit resulting from the previously mentioned change in the tax status of two subsidiaries) compared to 24% for the first half of 2016.

    The Corporation’s net deferred tax asset amounted to $280.9 million as of June 30, 2017, net of a valuation allowance of $190.0 million, and management concluded, based upon the assessment of all positive and negative evidence, that it is more likely than not that the Corporation will generate sufficient taxable income within the applicable NOL carry-forward periods to realize such amount. The net deferred tax asset of the Corporation’s banking subsidiary, FirstBank, amounted to $280.7 million as of June 30, 2017, net of a valuation allowance of $149.8 million, compared to a net deferred tax asset of $277.4 million, net of a valuation allowance of $171.0 million, as of December 31, 2016. See Item 1A of Part II, Our ability to use our U.S. and U.S.V.I. net operating loss (NOL) carryforwards may be limited, with respect to a risk relating to the use of the U.S. and U.S.V.I. NOLs.

  FINANCIAL CONDITION AND OPERATING DATA ANALYSIS

Assets

   The Corporation’s total assets were $11.9 billion as of June 30, 2017, a decrease of $8.7 million from December 31, 2016. The decrease, as further discussed below, was mainly due to a $121.9 million decrease in total investment securities, a $38.4 million decrease in total loans, and a $23.2 million decrease  in certain accounts receivables recorded as part of “Other assets” in the statement of financial condition, partially offset by a $132.9 million increase in cash and cash equivalents, largely driven by the increase of $94.0 million in non-interest bearing deposits as well as proceeds from U.S. agency MBS prepayments, a $32.1 million decrease in the allowance for loan and lease losses, and a $12.4 million increase in the OREO portfolio balance, primarily related to acquired collateral amounting to $10.6 million in connection with the resolution of the aforementioned $27.6 million non-performing commercial relationship in Puerto Rico.

Loan Portfolio

The following table presents the composition of the Corporation’s loan portfolio, including loans held for sale, as of the dates indicated:

	June 30,	December 31,
(In thousands)	2017	2016

Residential mortgage loans	$3,282,307	$3,296,031

Commercial loans:
Commercial mortgage loans	1,611,730	1,568,808
Construction loans	122,093	124,951
Commercial and Industrial loans	2,116,756	2,180,455
Total commercial loans	3,850,579	3,874,214
Finance leases	242,645	233,335
Consumer loans	1,485,645	1,483,293
Total loans held for investment	8,861,176	8,886,873

Less:
Allowance for loan and lease losses	(173,485)	(205,603)
Total loans held for investment, net	$8,687,691	$8,681,270
Loans held for sale	37,272	50,006
Total loans, net	$8,724,963	$8,731,276

As of June 30, 2017, the Corporation’s total loan portfolio, before allowance, amounted to $8.9 billion, down $38.4 million when compared to December 31, 2016. The decline primarily reflects a $194.2 million decrease in the Puerto Rico region, including the effect of the sale of the PREPA credit line with a book value of $64 million at the time of sale in the first quarter of 2017, the aforementioned charge-offs of $29.7 million on commercial mortgage loans guaranteed by the TDF, the resolution of a $27.6 million non-performing commercial relationship, and a $67.9 million reduction in residential mortgage loans, partially offset by a $166.3 million growth in the Florida region primarily reflected in the commercial and residential loan portfolios.    .

    As shown in the table above, as of June 30, 2017, the loans held for investment portfolio was comprised of commercial loans (43%), residential real estate loans (37%), and consumer and finance leases (20%). Of the total gross loan portfolio held for investment of $8.9 billion as of June 30, 2017, approximately 76% has credit risk concentration in Puerto Rico, 17% in the United States (mainly in the state of Florida) and 7% in the Virgin Islands, as shown in the following table:

As of June 30, 2017	Puerto Rico	Virgin Islands	United States	Total
(In thousands)
Residential mortgage loans	$2,415,215	$287,397	$579,695	$3,282,307
Commercial mortgage loans	1,152,380	98,935	360,415	1,611,730
Construction loans	49,682	42,395	30,016	122,093
Commercial and Industrial loans	1,454,116	140,129	522,511	2,116,756
Total commercial loans	2,656,178	281,459	912,942	3,850,579
Finance leases	242,645	-	-	242,645
Consumer loans	1,383,161	48,128	54,356	1,485,645
Total loans held for investment, gross	$6,697,199	$616,984	$1,546,993	$8,861,176

Loans held for sale	35,369	175	1,728	37,272
Total loans	$6,732,568	$617,159	$1,548,721	$8,898,448

As of December 31, 2016	Puerto Rico	Virgin Islands	United States	Total
(In thousands)
Residential mortgage loans	$2,480,076	$314,915	$501,040	$3,296,031
Commercial mortgage loans	1,177,550	79,365	311,893	1,568,808
Construction loans	42,753	44,687	37,511	124,951
Commercial and Industrial loans	1,571,097	139,795	469,563	2,180,455
Total commercial loans	2,791,400	263,847	818,967	3,874,214
Finance leases	233,335	-	-	233,335
Consumer loans	1,383,485	48,958	50,850	1,483,293
Total loans held for investment, gross	$6,888,296	$627,720	$1,370,857	$8,886,873

Loans held for sale	38,423	-	11,583	50,006
Total loans	$6,926,719	$627,720	$1,382,440	$8,936,879

 Residential Real Estate Loans

As of June 30, 2017, the Corporation’s residential real estate loan portfolio held for investment decreased by $13.7 million as compared to the balance as of December 31, 2016, mainly resulting from activities in Puerto Rico as principal repayments and charge-offs exceeded the volume of new loans originated and held for investment purposes. The residential mortgage loan portfolio held for investment in the Puerto Rico and Virgin Islands regions decreased during the first six months of 2017 by $64.9 million and $27.5 million, respectively, partially offset by an increase of $78.7 million in Florida.

    The majority of the Corporation’s outstanding balance of residential mortgage loans in Puerto Rico and the Virgin Islands consists of fixed-rate loans that traditionally carried higher yields than residential mortgage loans in Florida.  In the Florida region, approximately 56% of the residential real estate loan portfolio consisted of adjustable rate mortgages.   In accordance with the Corporation’s underwriting guidelines, residential real estate loans are mostly fully documented loans, and the Corporation does not generally originate negative amortization loans.  Refer to “Contractual Obligations and Commitments” below for additional information about outstanding commitments to sell mortgage loans.

Commercial and Construction Loans

As of June 30, 2017, the Corporation’s commercial and construction loan portfolio held for investment decreased by $23.6 million to $3.9 billion, as compared to the balance as of December 31, 2016. The decrease in commercial and construction loans includes the aforementioned sale of the PREPA credit line in the first quarter of 2017 with a book value of $64 million at the time of sale, charge offs of $29.7 million on commercial mortgage loans guaranteed by the TDF, and the resolution of the $27.6 million non-performing commercial relationship in Puerto Rico.  The commercial and construction loan portfolio in the Puerto Rico region decreased by $135.2 million, partially offset by increases of $94.0 million and $17.6 million in the Florida and Virgin Islands regions, respectively. The Corporation has invested in facilities, has increased its resources dedicated to commercial and corporate banking functions and has invested in a technology platform in Florida as the Corporation expects to achieve continued growth in this region.

    As of June 30, 2017, the Corporation had $57.4 million outstanding in loans extended to the Puerto Rico government, its municipalities and public corporations, compared to $133.6 million outstanding as of December 31, 2016. Approximately $34.8 million of the outstanding loans consisted of loans extended to municipalities in Puerto Rico, which in most cases are supported by assigned property tax revenues.  The vast majority of revenues of the municipalities included in the Corporation’s loan portfolio are independent of the Puerto Rico central government as the amount of revenues that depend from the Puerto Rico government General Fund subsidy represents just below 5% of the total revenues of these municipalities. These municipalities are required by law to levy special property taxes in such amounts as are required for the payment of all of their respective general obligation bonds and notes. Late in 2015, the GDB and the Municipal Revenue Collection Center (CRIM) signed and perfected a deed of trust. Through this deed, the GDB, as fiduciary, is bound to keep the CRIM funds separate from any other deposits and must distribute the funds pursuant to applicable law. The CRIM funds are deposited at another commercial depository financial institution in Puerto Rico. Approximately $6.8 million of the outstanding loans as of June 30, 2017 consisted of a loan to a unit of the central government, and approximately $15.8 million consisted of a loan to an affiliate of a public corporation. As mentioned above, during the first quarter of 2017, the Corporation received an unsolicited offer and sold its outstanding participation in the PREPA line of credit with a book value of $64 million at the time of sale (principal balance of $75 million), thereby reducing its direct exposure to the Puerto Rico government.

Furthermore, as of June 30, 2017, the Corporation had three loans granted to the hotel industry in Puerto Rico guaranteed by the TDF with an outstanding principal balance of $127.6 million (book value $80.5 million), compared to $127.7 million outstanding (book value of $111.8 million) as of December 31, 2016. The borrower and the operations of the underlying collateral of these loans are the primary sources of repayment and the TDF provides a secondary guarantee for payment performance.  The TDF is a subsidiary of the GDB.  These loans have been classified as non-performing and impaired since the first quarter of 2016, and interest payments have been applied against principal since then. Approximately $3.4 million of interest payments received on loans guaranteed by the TDF since late March 2016 have been applied against principal. During the second quarter of 2017, the Corporation recorded charge-offs of $29.7 million on these facilities.  The largest of these three loans became over 90 days matured in the second quarter of 2017 and, as a collateral dependent loan, the portion of the recorded investment in excess of the fair value of the collateral and the guarantee was charged-off.  A portion of the charge-offs was related to an adjustment to the estimated fair value of the guarantee on these loans in light of an agreement reached in the second quarter of 2017 in which the TDF agreed to honor a portion of its guarantee through a cash payment and a fixed income financial instrument. Upon completion of the agreement, which is linked in part to the GDB’s Restructuring Support Agreement recently approved by the PROMESA oversight board, TDF will be released as guarantor and the income-producing real estate properties will be the only collateral on these loans thus, any decline in the collateral valuations may require additional impairments on these loans. As of June 30, 2017, the non-performing loans guaranteed by the TDF and related facilities are being carried (net of reserves and accumulated charge-offs) at 56% of unpaid principal balance.

The Corporation also has credit exposure to USVI government entities. As of June 30, 2017 the Corporation had $85.2 million in loans to USVI government instrumentalities and public corporations, compared to $84.7 million as of December 31, 2016.  Of the amount outstanding as of June 30, 2017, approximately $62.0 million corresponds to public corporations of the USVI and $23.2 million corresponds to an independent instrumentality of the USVI government.  All loans are currently performing and up to date with its principal and interest payments.

     As of June 30, 2017 the Corporation’s total exposure to shared national credit (“SNC”) loans amounted to $856.5 million, compared to $717.6 million as of December 31, 2016. As of June 30, 2017, approximately $422.0 million of the SNC exposure is in Puerto Rico, including $44.5 million of the loans guaranteed by the TDF.

The composition of the Corporation's construction loan portfolio held for investment as of June 30, 2017 by category and geographic location follows:

As of June 30, 2017
	Puerto Rico	Virgin Islands	United States	Total
(In thousands)
Loans for residential housing projects:
Mid-rise (1)	$1,067	$-	$-	$1,067
Single-family, detached	2,271	150	3,793	6,214
Total for residential housing projects	3,338	150	3,793	7,281

Construction loans to individuals secured by residential properties	561	1,375	-	1,936
Loans for commercial projects	18,163	38,212	26,109	82,484
Land loans - residential	16,330	2,709	114	19,153
Land loans - commercial	11,390	-	-	11,390
Total before net deferred fees and allowance for loan losses	$49,782	$42,446	$30,016	$122,244
Net deferred fees	(100)	(51)	-	(151)
Total construction loan portfolio, gross	49,682	42,395	30,016	122,093
Allowance for loan losses	(1,810)	(1,918)	(8)	(3,736)

Total construction loan portfolio, net	$47,872	$40,477	$30,008	$118,357
____________________
(1) Mid-rise relates to buildings of up to 7 stories.

The following table presents further information related to the Corporation’s construction portfolio as of and for the six-month period ended June 30, 2017:

(In thousands)
Total undisbursed funds under existing commitments	$72,277

Construction loans held for investment in non-accrual status	$47,391

Construction loans held for sale in non-accrual status	$8,079

Net charge offs - Construction loans	$80

Allowance for loan losses - Construction loans	$3,736

Non-performing construction loans to total construction loans, including held for sale	42.61%

Allowance for loan losses - construction loans to total construction loans held for investment	3.06%

Net charge-offs (annualized) to total average construction loans	0.11%

The following summarizes the construction loans for residential housing projects in Puerto Rico segregated by the estimated selling price of the units:

(In thousands)

Under $300k	$2,359
Over $600k (1)	979
$3,338
_____________
(1) One residential housing project in Puerto Rico.

Consumer Loans and Finance Leases

As of June 30, 2017, the Corporation’s consumer loan and finance lease portfolio increased by $11.7 million to $1.7 billion, as compared to the portfolio balance as of December 31, 2016. The increase was primarily reflected in personal loans and finance leases, showing increases of $13.3 million and $9.3 million, respectively, partially offset by a $4.4 million reduction in credit card loan portfolio, and a $3.7 million decrease in boat loans. The increase was primarily associated with an increased level of loan originations in the Puerto Rico region.

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

The following table provides a breakdown of First BanCorp.'s loan production, including purchases, refinancings, renewals and draws from existing revolving and non-revolving commitments, for the periods indicated:

	Quarter Ended June 30,		Six-Month Period Ended June 30,
	2017	2016	2017	2016
	(In thousands)

Residential real estate	$180,031	$192,836	$344,171	$357,056
C&I and commercial mortgage	538,175	383,057	1,062,870	728,303
Construction	9,382	4,936	34,997	7,969
Finance leases	25,781	20,193	50,169	42,136
Consumer	239,369	192,070	445,016	377,584
Total loan production	$992,738	$793,092	$1,937,223	$1,513,048

  The Corporation is experiencing continued loan demand and has continued its targeted origination strategy. During the quarter and six-month period ended June 30, 2017, total loan originations, including purchases, refinancings, and draws from existing revolving and non-revolving commitments, amounted to approximately $992.7 million and $1.9 billion, respectively, compared to $793.1 million and $1.5 billion, respectively, for the comparable periods in 2016.

Residential mortgage loan originations and purchases for the quarter and six-month period ended June 30, 2017 amounted to $180.0 million and $344.2 million, respectively, compared to $192.8 million and $357.1 million, respectively, for the comparable periods in 2016. These statistics include purchases of $17.7 million and $32.4 million for the quarter and six-month period ended June 30, 2017, respectively, compared to $22.9 million and $42.1 million, respectively, for the comparable periods in 2016. The decrease of $12.8 million in the second quarter of 2017, as compared to the same period of 2016, reflects a decrease of approximately $19.1 million and $3.1 million on the Puerto Rico and Virgin Islands region, respectively, partially offset by an increase of approximately $9.3 million in the Florida region.   For the six-month period ended June 30, 2017, the decrease includes reductions of $33.5 million and $3.3 million on the Puerto Rico and the Virgin Islands regions, respectively, partially offset by an increase of $23.9 million in the Florida region.

Commercial and construction loan originations (excluding government loans) for the second quarter of 2017 and 2016 amounted to $547.6 million and $374.1 million, respectively, while the originations for the six-month periods ended June 30, 2017 and 2016 amounted to $1.1 billion and  $710.5 million, respectively. The increase in the second quarter of 2017, compared to the same period in 2016, was significantly impacted by the refinancing and renewal of two large commercial loans in Puerto Rico totaling $72.5 million and an increase of $89.0 million in commercial and construction loan originations in Florida.  For the six-month period ended June 30,

2017, the increase includes the impact of the refinancing and renewal of five large commercial loans in Puerto Rico totaling $248.9 million and an increase of $110.8 million in the Florida region.

No government loans were originated during the second quarter and six-month period ended June 30, 2017, compared to government loans originations of $13.9 million and $25.7 for the second quarter and six-month period ended June 30, 2016, respectively.

Originations of auto loans (including finance leases) for the quarter and six-month period ended June 30, 2017 amounted to $116.3 million and $221.7 million, respectively, compared to $81.9 million and $168.0 million, respectively, for the comparable periods in 2016. Personal loan originations, other than credit cards, for the quarter and six-month period ended June 30, 2017 amounted to $62.2 million and $110.0 million, respectively, compared to $50.1 million and $96.9 million, respectively, for the comparable periods in 2016.  Most of the increase in consumer loan originations was reflected in the Puerto Rico region.  The utilization activity on the outstanding credit card portfolio for the quarter and six-month period ended June 30, 2017 amounted to approximately $86.6 million and $163.5 million, respectively, compared to $80.3 million and $154.8 million, respectively, for the comparable periods in 2016.

Investment Activities

As part of its liquidity, revenue diversification and interest rate risk strategies, First BanCorp. maintains an investment portfolio that is classified as available for sale or held to maturity. The Corporation’s total available-for-sale investment securities portfolio as of June 30, 2017 amounted to $1.8 billion, a $121.9 million decrease from December 31, 2016. The decrease was mainly driven by: (i) U.S. agency MBS prepayments of approximately $95.5 million, and (ii) the sale of non-performing bonds of GDB and the Puerto Rico Public Buildings Authority with a book value of $23.0 million at the time of sale.

Approximately 99% of the Corporation’s available-for-sale securities portfolio is invested in U.S. Government and Agency debentures and fixed rate U.S. government-sponsored agency MBS (mainly GNMA, FNMA and FHLMC fixed-rate securities).

The Corporation owns bonds of the Puerto Rico Housing Finance Authority in the aggregate amount of $8.0 million carried on the Corporation’s books at their aggregate fair value of $5.6 million that are current as to contractual payments as of June 30, 2017.

As of June 30, 2017, the Corporation’s held-to-maturity investment securities portfolio amounted to $156.0 million, down $0.2 million from December 31, 2016. Held-to-maturity investment securities consist of financing arrangements with Puerto Rico municipalities issued in bond form, accounted for as securities, but underwritten as loans with features that are typically found in commercial loans.  These obligations typically are not issued in bearer form, are not registered with the SEC and are not rated by external credit agencies. These bonds have seniority to the payment of operating costs and expenses of the municipality and are supported by assigned property tax revenues. Approximately 70% consist of obligations issued by three of the largest municipalities in Puerto Rico. The vast majority of revenues of these three municipalities are independent of the Puerto Rico central government as the amount of revenues that depend from the Puerto Rico government General Fund subsidy represents just over 4% of the total revenues of these municipalities (6% of total revenues for the entire Corporation’s exposure to municipalities bonds).  These municipalities are required by law to levy special property taxes in such amounts as are required for the payment of all of their respective general obligation bonds and loans.

    Refer to Exposure to Puerto Rico Government discussion below for information and details about the Corporation’s total direct exposure to the Puerto Rico government.

The following table presents the carrying value of investments as of the indicated dates:

	June 30,	December 31,
	2017	2016
(In thousands)

Money market investments	$10,414	$10,094

Investment securities available for sale, at fair value:
U.S. Government and agencies obligations	496,726	505,859
Puerto Rico government obligations	5,646	26,828
Mortgage-backed securities	1,257,158	1,348,725
Other	515	508
Total investment securities available for sale, at fair value	1,760,045	1,881,920

Investment securities held-to-maturity, at amortized cost:
Puerto Rico Municipal Bonds	156,049	156,190

Other equity securities, including $40.9 million and $40.8 million of FHLB stock
as of June 30, 2017 and December 31, 2016, respectively	43,072	42,992
Total money market investments and investment securities	$1,969,580	$2,091,196

Mortgage-backed securities as of the indicated dates consist of:

	June 30,	December 31,
(In thousands)	2017	2016

Available for sale:
FHLMC certificates	$295,491	$315,320
GNMA certificates	205,104	226,627
FNMA certificates	681,130	727,273
Collateralized mortgage obligations issued or
guaranteed by FHLMC and GNMA	57,232	58,812
Other mortgage pass-through certificates	18,201	20,693
Total mortgage-backed securities	$1,257,158	$1,348,725

   The carrying values of investment securities classified as available for sale and held to maturity as of June 30, 2017 by contractual maturity (excluding mortgage-backed securities and equity securities) are shown below:

	Carrying	Weighted
(Dollars in thousands)	Amount	Average Yield %

U.S. Government and agencies obligations
Due within one year	$69,869	1.04
Due after one year through five years	367,691	1.37
Due after five years through ten years	16,813	2.00
Due after ten years	42,353	1.60
	496,726	1.37

Puerto Rico government and municipalities obligations
Due after one year through five years	4,108	5.36
Due after five years through ten years	7,628	4.25
Due after ten years	149,959	4.94
	161,695	4.92

Other Investment Securities
Due within one year	100	1.49

Total	658,521	2.25

Equity securities	415	2.08

Mortgage-backed securities	1,257,158	2.53

Total investment securities available for sale and held to maturity	$1,916,094	2.43

Net interest income of future periods could be affected by prepayments of mortgage-backed securities. Acceleration in the prepayments of mortgage-backed securities would lower yields on these securities, as the amortization of premiums paid upon acquisition of these securities would accelerate. Conversely, acceleration of the prepayments of mortgage-backed securities would increase yields on securities purchased at a discount, as the amortization of the discount would accelerate. These risks are directly linked to future period market interest rate fluctuations. Also, net interest income in future periods might be affected by the Corporation’s investment in callable securities. As of June 30, 2017, the Corporation had approximately $127.8 million in debt securities (U.S. Agencies and Puerto Rico government securities) with embedded calls and with an average yield of 1.39%.  Refer to Risk Management below for further analysis of the effects of changing interest rates on the Corporation’s net interest income and of the interest rate risk management strategies followed by the Corporation. Also refer to Note 4 to the accompanying unaudited consolidated financial statements for additional information regarding the Corporation’s investment portfolio.

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

The Corporation manages liquidity at two levels. The first is the liquidity of the parent company, which is the holding company that owns the banking and non-banking subsidiaries. The second is the liquidity of the banking subsidiary. As of June 30, 2017, FirstBank could not pay any dividend to the parent company except upon receipt of required regulatory approvals. In 2017, the Corporation has continued to pay quarterly interest payments on the subordinated debentures associated with its trust preferred securities and the monthly dividend income on its non-cumulative perpetual monthly income preferred stock pursuant to regulatory approvals received to make these payments.

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

    The Corporation manages its liquidity in a proactive manner, and maintains a sound liquidity position. Multiple measures are utilized to monitor the Corporation’s liquidity position, including core liquidity, basic liquidity, and time-based reserve measures. As of June 30, 2017, the estimated core liquidity reserve (which includes cash and free liquid assets) was $1.5 billion or 12.64% of total assets, compared to $1.6 billion or 13.35% of total assets as of December 31, 2016. The basic liquidity ratio (which adds available secured lines of credit to the core liquidity) was approximately 19.14% of total assets, compared to 19.7% of total assets as of December 31, 2016. As of June 30, 2017, the Corporation had $772.7 million available for additional credit from the FHLB of New York. Unpledged liquid securities as of June 30, 2017, mainly fixed-rate MBS and U.S. agency debentures, amounted to approximately $943.2 million. The Corporation does not rely on uncommitted inter-bank lines of credit (federal funds lines) to fund its operations and does not include them in the basic liquidity measure. As of June 30, 2017, the holding company had $31.7 million of cash and cash equivalents. Cash and cash equivalents at the Bank level as of June 30, 2017 were approximately $425.7 million. The Bank has $1.3 billion in brokered CDs as of June 30, 2017, of which approximately $708.9 million mature over the next twelve months. Liquidity at the Bank level is highly dependent on bank deposits, which fund 74% of the Bank’s assets (or 63%, excluding brokered CDs).

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

The Corporation has continued reducing the amounts of brokered CDs. As of June 30, 2017, the amount of brokered CDs had decreased $185.9 million to $1.3 billion from December 31, 2016. At the same time as the Corporation focuses on reducing its reliance on brokered CDs, it is seeking to add core deposits. During the first six months of 2017, the Corporation increased non-brokered deposits, excluding government deposits, by $12.2 million to $6.8 billion.

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

The Corporation’s principal sources of funding are:

Brokered CDs – A large portion of the Corporation’s funding has been brokered CDs issued by FirstBank. Total brokered CDs decreased during the first six months of 2017 by $185.9 million to $1.3 billion as of June 30, 2017.

   The average remaining term to maturity of the retail brokered CDs outstanding as of June 30, 2017 was approximately 1 year.

    The use of brokered CDs has historically been important for the growth of the Corporation. The Corporation encounters intense competition in attracting and retaining regular retail deposits in Puerto Rico. The brokered CD market is very competitive and liquid, and has enabled the Corporation to obtain substantial amounts of funding in short periods of time. This strategy has enhanced the Corporation’s liquidity position, since brokered CDs are insured by the FDIC up to regulatory limits and can be obtained faster than regular retail deposits. During the first six months of 2017, the Corporation issued $232.0 million in brokered CDs with an average cost of 1.51% (average life of 2 years).

The following table presents contractual maturities of time deposits with denominations of $100,000 or higher as of June 30, 2017:

Total
(In thousands)

Three months or less	$437,823
Over three months to six months	399,772
Over six months to one year	701,993
Over one year	1,318,671
Total	$2,858,259

Certificates of deposit in denominations of $100,000 or higher include brokered CDs of $1.3 billion issued to deposit brokers in the form of large certificates of deposit that are generally participated out by brokers in shares of less than the FDIC insurance limit.

Government deposits – As of June 30, 2017, the Corporation had $494.3 million of Puerto Rico public sector deposits ($420.3 million in transactional accounts and $74 million in time deposits) compared to $408.8 million as of December 31, 2016. Approximately 35% came from municipalities and municipal agencies in Puerto Rico and 65% came from public corporations and the central government and agencies.  Most of the increase in 2017 is related to higher balances in transactional deposit accounts of certain municipalities in Puerto Rico.

   In addition, as of June 30, 2017, the Corporation had $154.8 million of government deposits in the Virgin Islands, compared to $154.9 million as of December 31, 2016.

Retail deposits – The Corporation’s deposit products also include regular savings accounts, demand deposit accounts, money market accounts and retail CDs. Total deposits, excluding brokered CDs and government deposits, increased by $12.2 million to $6.8 billion as of June 30, 2017. The higher balance reflects an increase of $36.3 million in the Virgin Islands region, primarily increases in demand deposits, partially offset by decreases of $19.0 million and $5.2 million in Puerto Rico and the Florida regions, respectively.  Refer to Note 14 in the accompanying unaudited consolidated financial statements for further details.

Refer to the Net Interest Income discussion above for information about average balances of interest-bearing deposits, and the average interest rate paid on deposits for the quarters and six-month periods ended June 30, 2017 and 2016.

Securities sold under agreements to repurchase - The Corporation’s investment portfolio is funded in part with repurchase agreements. The Corporation’s outstanding securities sold under repurchase agreements amounted to $500 million as of June 30, 2017, unchanged from the balance as of December 31, 2016. One of the Corporation’s strategies has been the use of structured repurchase agreements and long-term repurchase agreements to reduce liquidity risk and manage exposure to interest rate risk by lengthening the final maturities of its liabilities while keeping funding costs at reasonable levels. In addition to these repurchase agreements, the Corporation has been able to maintain access to credit by using cost-effective sources such as FHLB advances. Refer to Note 15 in the Corporation’s unaudited consolidated financial statements for the quarter and six-month period ended June 30, 2017 for further details about repurchase agreements outstanding by counterparty and maturities.

As of June 30, 2017, the Corporation had $200 million of reverse repurchase agreements with a counterparty under a master netting arrangement that provides for a right of setoff that meets the conditions of ASC 210-20-45-11 for a net presentation. These repurchase agreements and reverse repurchase agreements are presented net on the consolidated statement of financial condition.

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

Advances from the FHLB – The Bank is a member of the FHLB system and obtains advances to fund its operations under a collateral agreement with the FHLB that requires the Bank to maintain qualifying mortgages and/or investments as collateral for advances taken. As of June 30, 2017 and December 31, 2016, the outstanding balance of FHLB advances was $675.0 and $670.0 million, respectively. The variance is related to $165.0 million of long-term FHLB advances borrowed in the second quarter of 2017 with an aggregate average cost of 2.00%, partially offset by a $160.0 million reduction in short-term advances.  As of June 30, 2017, the Corporation had $772.7 million available for additional credit on FHLB lines of credit.

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

As mentioned above, during the first quarter of 2016, the Corporation completed the repurchase of trust preferred securities that were being auctioned in a public sale at which the Corporation was invited to participate. The Corporation repurchased and cancelled $10 million in trust preferred securities of the FBP Statutory Trust II, resulting in a commensurate reduction in the related subordinated debenture.  As of June 30, 2017, the Corporation still has subordinated debentures outstanding in the aggregate amount of $216.2 million.

During the second quarter of 2016, the Corporation received approval from the Federal Reserve and paid $31.2 million for all the accrued but deferred interest payments plus the interest for the second quarter on the Corporation’s subordinated debentures associated with its trust preferred securities. Subsequently, the Corporation has continued to pay quarterly interest payments on the subordinated debentures pursuant to quarterly regulatory approvals received to make these payments through June 30, 2017.  As of June 30 2017, the Corporation is current on all interest payments due related to its subordinated debentures.  It is the intent of the Corporation to request approval for future periods to continue regularly scheduled quarterly payments.

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

The enhanced capabilities improve the Corporation’s liquidity profile as they allow the Corporation to derive liquidity, if needed, from the sale of mortgage loans in the secondary market. The U.S. (including Puerto Rico) secondary mortgage market is still highly liquid, in large part because of the sale of mortgages through guarantee programs of the FHA, VA, HUD, FNMA and FHLMC. During the first half of 2017, the Corporation sold approximately $131.8 million of FHA/VA mortgage loans to GNMA, which packages them into mortgage-backed securities. Any regulatory actions affecting GNMA, FNMA or FHLMC could adversely affect the secondary mortgage market.

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

Cash Flows

Cash and cash equivalents were $432.6 million as of June 30, 2017, an increase of $132.9 million when compared to the balance as of December 31, 2016. The following discussion highlights the major activities and transactions that affected the Corporation’s cash flows during the first six months of 2017 and 2016.

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

For the first six months of 2017 and 2016, net cash provided by operating activities was $131.6 million and $82.2 million, respectively.  Net cash generated from operating activities was higher than reported net income largely as a result of adjustments for operating items such as the provision for loan and lease losses, depreciation and amortization, and impairments as well as the cash generated from sales of loans held for sale.

Cash Flows from Investing Activities

The Corporation’s investing activities primarily relate to originating loans to be held for investment and the purchasing, selling and repaying of available-for-sale and held-to-maturity investment securities. For the six-month period ended June 30, 2017, net cash provided by investing activities was $64.3 million, primarily reflecting U.S. agency MBS prepayments and proceed from the sales of the PREPA credit line and the non-performing bonds of GDB and the Puerto Rico Public Buildings Authority.

For the six-month period ended June 30, 2016, net cash provided by investing activities was $115.5 million, primarily reflecting principal repayments on loans held for investment and available-for-sale mortgage-backed securities.

Cash Flows from Financing Activities

The Corporation’s financing activities primarily include the receipt of deposits and the issuance of brokered CDs, the issuance and payments of long-term debt, the issuance of equity instruments and activities related to its short-term funding. During the six-month period ended June 30, 2017, net cash used in financing activities was $63.0 million, mainly due to repayments of maturing brokered CDs.

In the first six months of 2016, net cash used in financing activities was $122.2 million, mainly due to repayments of maturing brokered CDS and the cash used for the repurchase and cancellation of trust preferred securities, partially offset by the increase in non-brokered deposits.

Capital

As of June 30, 2017, the Corporation’s stockholders’ equity was $1.9 billion, an increase of $73.7 million from December 31, 2016.  The increase was mainly driven by the earnings generated in the first six months of 2017, exclusive of the $12.2 million OTTI charge to earnings in the first quarter and previously included as part of other comprehensive loss in total equity.   As a result of the Written Agreement with the New York FED, currently neither First BanCorp., nor FirstBank, is permitted to pay dividends on capital securities without prior approval.  In December 31, 2016, for the first time since July 2009, the Corporation paid dividends on its non-cumulative perpetual monthly income preferred stock, after receiving regulatory approval.  Since then, the Corporation has continued to pay monthly dividend payments on the non-cumulative perpetual monthly income preferred stock The Corporation has received regulatory approvals to pay the monthly dividends on the Corporation’s Series A through E Preferred Stock through September 2017. The Corporation intends to request approval in future periods to continue to pay monthly dividend payments on the non-cumulative perpetual monthly income preferred stock.

Set forth below are First BanCorp.'s and FirstBank's regulatory capital ratios as of June 30, 2017 and December 31, 2016:

			Banking Subsidiary

	First BanCorp.		FirstBank		To be well capitalized - General thresholds
		Fully		Fully
As of June 30, 2017	Actual	Phased-in (1)	Actual	Phased-in (1)
Total capital ratio (Total capital to risk-weighted assets)	22.24%	21.78%	21.70%	21.25%	10.00%
Common Equity Tier 1 capital ratio
(Common equity Tier 1 capital to risk-weighted assets)	18.61%	17.80%	17.37%	16.58%	6.50%
Tier 1 capital ratio (Tier 1 capital to risk-weighted assets)	18.61%	18.20%	20.43%	19.99%	8.00%
Leverage ratio	14.14%	14.11%	15.53%	15.51%	5.00%

			Banking Subsidiary

	First BanCorp.		FirstBank		To be well capitalized - General thresholds
		Fully		Fully
As of December 31, 2016	Actual	Phased-in (1)	Actual	Phased-in (1)
Total capital ratio (Total capital to risk-weighted assets)	21.34%	20.84%	20.80%	20.32%	10.00%
Common Equity Tier 1 capital ratio
(Common equity Tier 1 capital to risk-weighted assets)	17.74%	16.90%	16.92%	15.70%	6.50%
Tier 1 capital ratio (Tier 1 capital to risk-weighted assets)	17.74%	17.30%	19.53%	19.05%	8.00%
Leverage ratio	13.70%	13.64%	15.10%	15.04%	5.00%

(1) Certain adjustments required under Basel III rules will be phased in through the end of 2018. The ratios shown in this column are calculated assuming a fully phased-in basis of all such adjustments as if they were effective as of June 30, 2017 and December 31, 2016.

Although the Corporation and FirstBank became subject to the Basel III rules beginning on January 1, 2015, certain requirements of the Basel III rules are being phased-in over several years.  The phase-in period for certain deductions and adjustments to regulatory capital (such as certain intangible assets and deferred tax assets that arise from net operating losses and tax credit carryforwards) will be completed on January 1, 2018.  The Corporation and FirstBank compute risk-weighted assets using the Standardized Approach required by the Basel III rules.

The Basel III rules require the Corporation to maintain an additional capital conservation buffer of 2.5% to avoid limitations on both (i) capital distributions (e.g., repurchases of capital instruments or dividend or interest payments on capital instruments) and (ii) discretionary bonus payments to executive officers and heads of major business lines. The phase-in of the capital conservation buffer began on January 1, 2016 with a first year requirement of 0.625% of additional Common Equity Tier 1 capital (“CET1”), which is being progressively increase over a four-year period, increasing by that same percentage amount on each subsequent January 1 until it reaches the fully phased-in 2.5% CET1 requirement on January 1, 2019.

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

The Corporation, as an institution with more than $10 billion but less than $50 billion of total consolidated assets, is subject to certain requirements established by the Dodd-Frank Act, including those related to capital stress testing. The Dodd-Frank Act stress testing requirements are implemented for the Corporation through the Dodd-Frank Act stress testing requirements that apply to banking organizations with consolidated assets of more than $10 billion and less than $50 billion. Consistent with these requirements, the Corporation submitted its third annual company-run stress test to regulators in July 2017. The results show that even in a severely adverse economic environment, which we are not currently in nor do we anticipate being in during the near future, the Corporation’s and the Bank’s capital ratios significantly exceed the well-capitalized thresholds throughout the nine-quarter horizon.

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

The following table is a reconciliation of the Corporation’s tangible common equity and tangible assets as of June 30, 2017 and December 31, 2016, respectively:

	June 30,	December 31,
(In thousands, except ratios and per share information)	2017	2016

Total equity - GAAP	$1,859,910	$1,786,243
Preferred equity	(36,104)	(36,104)
Goodwill	(28,098)	(28,098)
Purchased credit card relationship intangible	(9,266)	(10,531)
Core deposit intangible	(6,297)	(7,198)
Insurance customer relationship intangible	(851)	(927)

Tangible common equity	$1,779,294	$1,703,385

Total assets - GAAP	$11,913,800	$11,922,455
Goodwill	(28,098)	(28,098)
Purchased credit card relationship intangible	(9,266)	(10,531)
Core deposit intangible	(6,297)	(7,198)
Insurance customer relationship intangible	(851)	(927)
Tangible assets	$11,869,288	$11,875,701
Common shares outstanding (1)	215,964	217,446

Tangible common equity ratio	14.99%	14.34%
Tangible book value per common share	$8.24	$7.83

(1) In May 2017, the U.S. Treasury sold its remaining shares of common stock in First BanCorp. As a result, approximately 2.4 million of restricted shares outstanding were forfeited.

On May 10, 2017, the U.S. Department of the Treasury announced that it sold all of its remaining 10,291,553 shares of the Corporation’s common stock.  Since the U.S. Treasury did not recover the full amount of its original investment under TARP, 2,370,571 outstanding restricted shares held by the Corporation’s employees were forfeited, resulting in a reduction in the number of common shares outstanding.  The reduction in the number of common shares outstanding, contributed approximately $0.09 to the increase in book value and tangible book value per common share in 2017. The U.S. Department of the Treasury continues to hold a warrant to purchase 1,285,899 shares of the Corporation’s common stock.

A secondary offering of the Corporation’s common stock by certain of the Corporation’s existing stockholders was completed on February 7, 2017.  Funds affiliated with Thomas H. Lee Partners (“THL”) sold 10 million shares of the Corporation’s common stock, and funds managed by Oaktree Capital Management, L.P. (“Oaktree”) sold 10 million shares of the Corporation’s common stock.  In addition, the underwriters exercised their option to purchase an additional 3 million shares of the Corporation’s common stock from the selling stockholders.  The Corporation did not received any proceeds from the offering.  As of June 30, 2017, each of THL and Oaktree owns 9.2% of the Corporation’s common stock.

On August 2, 2017, THL and Oaktree entered into an underwriting agreement with respect to a public offering of 20,000,000 shares of the Corporation’s common stock, (23,000,000 shares of Common Stock if the underwriter exercises in full its option to purchase additional shares), to be sold by the Selling Stockholders.

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

   As a provider of financial services, the Corporation routinely enters into commitments with off-balance sheet risk to meet the financial needs of its customers. These financial instruments may include loan commitments and standby letters of credit. These commitments are subject to the same credit policies and approval process used for on-balance sheet instruments. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the statement of financial position. As of June 30, 2017, commitments to extend credit amounted to approximately $1.2 billion, of which $681.3 million relates to credit card loans.  Commercial and financial standby letters of credit amounted to approximately $38.3 million.  Commitments to extend credit are agreements to lend to customers as long as the conditions established in the contract are met. Generally, the Corporation does not enter into interest rate lock agreements with prospective borrowers in connection with mortgage banking activities.

Contractual Obligations, Commitments and Contingencies

       The following table presents a detail of the maturities of the Corporation’s contractual obligations and commitments, which consist of CDs, long-term contractual debt obligations, commitments to sell mortgage loans and commitments to extend credit:

	Contractual Obligations and Commitments
	As of June 30, 2017
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years

(In thousands)

Contractual obligations:
Certificates of deposit	$3,663,720	$1,992,169	$1,272,018	$391,676	$7,857
Securities sold under agreements to repurchase (1)	300,000	100,000	-	200,000	-
Advances from FHLB	675,000	210,000	345,000	120,000	-
Other borrowings	216,187	-	-	-	216,187
Total contractual obligations	$4,854,907	$2,302,169	$1,617,018	$711,676	$224,044

Commitments to sell mortgage loans	$139,850

Standby letters of credit	$2,397

Commitments to extend credit:
Lines of credit	$1,147,904
Letters of credit	35,907
Construction undisbursed funds	72,277
Total commercial commitments	$1,256,088

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

The 12-month net interest income is forecasted assuming the June 30, 2017 interest rate curves remain constant. Then, net interest income is estimated under rising and falling rate scenarios.  For the rising rate scenarios, a gradual (ramp) parallel upward shift of the yield curve is assumed during the first twelve months (the “+200 ramp” scenario). Conversely, for the falling rate scenarios, a gradual (ramp) parallel downward shift of the yield curve is assumed during the first twelve months (the “-200 ramp” scenario). However, given the current low levels of interest rates, a full downward shift of 200 basis points would represent an unrealistic scenario. Therefore, under the falling rate scenario, rates move downward up to 200 basis points, but without reaching zero. The resulting scenario shows interest rates close to zero in most cases, reflecting a flattening yield curve instead of a parallel downward scenario.

The Libor/Swap curve for June 2017, as compared to December 2016, reflected a 21 basis points increase in the short-term horizon, between one to twelve months, while market rates increased by 6 basis points in the medium-term, that is, between 2 to 5 years. In the long-term, that is, over a 5-year time horizon, market rates decreased by 5 basis points. The U.S. Treasury curve in the short-term increased by 45 basis points and in the medium-term horizon increased by 2 basis points as compared to December 2016 end of month levels. The long-term horizon decreased by 18 basis points as compared to December 2016 end of month levels.

The following table presents the results of the simulations as of June 30, 2017 and December 31, 2016. Consistent with prior years, these exclude non-cash changes in the fair value of derivatives:

	June 30, 2017				December 31, 2016
	Net Interest Income Risk				Net Interest Income Risk
	(Projected for the next 12 months)				(Projected for the next 12 months)
	Static Simulation		Growing Balance Sheet		Static Simulation		Growing Balance Sheet
(Dollars in millions)	Change	% Change	Change	% Change	Change	% Change	Change	% Change
+ 200 bps ramp	$16.8	3.34%	$17.5	3.50%	$12.1	2.51%	$14.0	2.89%
- 200 bps ramp	$(13.1)	(2.61)%	$(17.7)	(3.55)%	$(6.5)	(1.36)%	$(11.4)	(2.35)%

      The Corporation continues to manage its balance sheet structure to control the overall interest rate risk. As part of the strategy to limit the interest rate risk, the Corporation has executed certain transactions that affected the simulation results.  The composition of the loan portfolio has changed as compared to the December 2016 end of month levels. While the overall loan portfolio decreased by $38.4 million largely due to reductions in non-performing loans, the performing loan portfolio increased by $110.3 million during the first six months of 2017.  The Corporation has continued repositioning the balance sheet by reducing its holdings of brokered CDs, with a reduction of $185.9 million during the first half of 2017, and borrowed $165 million of long-term FHLB advances during the first six months of 2017.  Cash and cash equivalents increased by $132.9 million during the first half of 2017, mainly tied to an increase in non-interest bearing deposits.

Taking into consideration the above-mentioned facts for modeling purposes, the net interest income for the next twelve months under a non-static balance sheet scenario is estimated to increase by $17.4 million in the rising rate scenario when compared against the Corporation’s flat or unchanged interest rate forecast scenario. Under the falling rate, non-static scenario, the net interest income is estimated to decrease by $17.6 million.

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

For detailed information regarding the volume of derivative activities (e.g. notional amounts), location and fair values of derivative instruments in the Statements of Financial Condition and the amount of gains and losses reported in the Statements of Income, refer to Note 10 in the accompanying unaudited consolidated financial statements.

The following tables summarize the fair value changes in the Corporation’s derivatives as well as the sources of the fair values:
	Asset Derivatives	Liability Derivatives
	Six-Month Period Ended	Six-Month Period Ended
(In thousands)	June 30, 2017	June 30, 2017

Fair value of contracts outstanding at the beginning of the period	$554	$(753)
Changes in fair value during the period	(156)	463
Fair value of contracts outstanding as of June 30, 2017	$398	$(290)

Sources of Fair Value

	Payment Due by Period
	Maturity Less Than One Year	Maturity 1-3 Years	Maturity 3-5 Years	Maturity in Excess of 5 Years	Total Fair Value

(In thousands)
As of June 30, 2017
Pricing from observable market inputs - Asset Derivatives	$137	$-	$261	$-	$398
Pricing from observable market inputs - Liability Derivatives	(30)	-	(260)	-	(290)
	$107	$-	$1	$-	$108

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

As of June 30, 2017 and December 31, 2016, all of the derivative instruments held by the Corporation were considered economic undesignated hedges.

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

The ratio of the allowance for loan losses to total loans held for investment decreased to 1.96% as of June 30, 2017 compared to 2.31% as of December 31, 2016.  The allowance to total loans for each of the Corporation’s categories of loans changed as follows: the allowance to total loans for the C&I portfolio decreased from 2.84% as of December 31, 2016 to 1.99% as of June 30, 2017, reflecting the effect of the decrease in adversely classified and non-performing loans experienced during the first half of 2017, including the sale of the PREPA credit line as well as lower historical loss rates applied to the general reserve; the allowance to total loans for the commercial mortgage portfolio decreased from 3.65% as of December 31, 2016 to 2.39% as of June 30, 2017, impacted by large charge-offs on commercial mortgage loans guaranteed by the TDF recorded in the second quarter of 2017 against previously-established specific reserves; the allowance to total loans for the construction loan portfolio increased from 2.05% as of December 31, 2016 to 3.06% as of June 30, 2017, primarily due to the increase in the specific reserve for construction loans in the Virgin Islands; the allowance to total loans for the residential mortgage portfolio increased from 1.03% as of December 31, 2016 to 1.24% as of June 30, 2017, primarily related to increased reserves on residential mortgage TDRs driven by adjustments to the loss severity estimates, including adjustments to liquidation cost assumptions, and prepayments experience on these loans; and the allowance to total consumer and finance leases portfolio decreased from 2.90% as of December 31, 2016 to 2.81% as of June 30, 2017, primarily due to improvements in the trend of historical losses.

The ratio of the total allowance to non-performing loans held for investment was 42.17% as of June, 2017 compared to 36.71% as of December 31, 2016, driven by the sale of the PREPA credit line.

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

As shown in the following table, the allowance for loan and lease losses amounted to $173.5 million as of June 30, 2017, or 1.96% of total loans, compared with $205.6 million, or 2.31% of total loans, as of December 31, 2016. Refer to the Provision for Loan and Lease Losses above for additional information.

	Quarter Ended		Six-Month Period Ended
	June 30,		June 30,
(Dollars in thousands)	2017	2016	2017	2016

Allowance for loan and lease losses, beginning of period	$203,231	$238,125	$205,603	$240,710
Provision (release) for loan and lease losses:
Residential Mortgage	10,888	11,098	20,159	17,036
Commercial Mortgage	525	2,459	13,064	3,521
Commercial and Industrial (1)	(2,134)	(71)	(6,940)	5,738
Construction	312	103	1,254	(329)
Consumer and Finance Leases	8,505	7,397	16,001	16,073
Total provision for loan and lease losses	18,096	20,986	43,538	42,039
Charge-offs
Residential Mortgage	(6,967)	(11,532)	(15,192)	(18,838)
Commercial Mortgage	(30,495)	(1,437)	(31,857)	(2,012)
Commercial and Industrial (2)	(6,378)	(1,914)	(18,430)	(5,673)
Construction	(595)	(513)	(658)	(604)
Consumer and Finance Leases	(11,053)	(12,970)	(22,245)	(27,774)
Total charge offs	(55,488)	(28,366)	(88,382)	(54,901)
Recoveries:
Residential Mortgage	891	841	1,640	1,187
Commercial Mortgage	78	33	108	79
Commercial and Industrial	4,624	676	5,499	956
Construction	133	144	578	161
Consumer and Finance Leases	1,920	2,015	4,901	4,223
Total recoveries	7,646	3,709	12,726	6,606
Net Charge-Offs	(47,842)	(24,657)	(75,656)	(48,295)
Allowance for loan and lease losses, end of period	$173,485	$234,454	$173,485	$234,454

Allowance for loan and lease losses to period end total loans held for
investment	1.96%	2.64%	1.96%	2.64%
Net charge-offs (annualized) to average loans outstanding during the
period	2.16%	1.11%	1.71%	1.08%
Net charge-offs (annualized) to average loans outstanding during the period, excluding net charge-offs of $10.7 million related to the sale of the PREPA
credit line in the first half of 2017 (3)	2.16%	1.11%	1.47%	1.08%
Provision for loan and lease losses to net charge-offs during the
period	0.38x	0.85x	0.58x	0.87x
Provision for loan and lease losses to net charge-offs during the period, excluding
the impact of the sale of the PREPA credit line in the first half of 2017 (3)	0.38x	0.85x	0.66x	0.87x
___________
(1) Includes a provision of $0.6 million associated with the sale of the PREPA credit line in the first half of 2017.
(2) Includes a charge-off of $10.7 million associated with the sale of the PREPA credit line in the first half of 2017.
(3) Refer to Basis of Presentation below for a reconciliation of these measures.

   The following table sets forth information concerning the allocation of the allowance for loan and lease losses by loan category and the percentage of loan balances in each category to the total of such loans as of the dates indicated:

	As of		As of
	June 30, 2017		December 31, 2016
(In thousands)	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans

Residential mortgage loans	$40,587	37%	$33,980	37%
Commercial mortgage loans	38,576	18%	57,261	18%
Construction loans	3,736	1%	2,562	1%
Commercial and Industrial loans	42,082	24%	61,953	25%
Consumer loans and finance leases	48,504	20%	49,847	19%
	$173,485	100%	$205,603	100%

    The following table sets forth information concerning the composition of the Corporation's allowance for loan and lease losses as of June 30, 2017 and December 31, 2016 by loan category and by whether the allowance and related provisions were calculated individually or through a general valuation allowance.

As of June 30, 2017	Residential Mortgage Loans	Commercial Mortgage Loans			Consumer and Finance Leases
				Construction Loans
(Dollars in thousands)			C&I Loans			Total
Impaired loans without specific reserves:
Principal balance of loans, net of charge-offs	$67,726	$25,449	$8,343	$-	$1,714	$103,232
Impaired loans with specific reserves:
Principal balance of loans, net of charge-offs	360,985	115,172	66,559	50,557	39,120	632,393
Allowance for loan and lease losses	13,786	8,330	10,788	2,374	5,516	40,794
Allowance for loan and lease losses to principal
balance	3.82%	7.23%	16.21%	4.70%	14.10%	6.45%
PCI loans:
Carrying value of PCI loans	156,202	4,166	-	-	-	160,368
Allowance for PCI loans	9,074	372	-	-	-	9,446
Allowance for PCI loans to carrying value	5.81%	8.93%	-	-	-	5.89%
Loans with general allowance:
Principal balance of loans	2,697,394	1,466,943	2,041,854	71,536	1,687,456	7,965,183
Allowance for loan and lease losses	17,727	29,874	31,294	1,362	42,988	123,245
Allowance for loan and lease losses to principal
balance	0.66%	2.04%	1.53%	1.90%	2.55%	1.55%
Total loans held for investment:
Principal balance of loans	$3,282,307	$1,611,730	$2,116,756	$122,093	$1,728,290	$8,861,176
Allowance for loan and lease losses	40,587	38,576	42,082	3,736	48,504	173,485
Allowance for loan and lease losses to principal
balance (1)	1.24%	2.39%	1.99%	3.06%	2.81%	1.96%

	Residential Mortgage Loans	Commercial Mortgage Loans			Consumer and Finance Leases
				Construction Loans
(Dollars in thousands)			C&I Loans			Total

As of December 31, 2016
Impaired loans without specific reserves:
Principal balance of loans, net of charge-offs	$67,996	$72,620	$14,656	$1,136	$5,209	$161,617

Impaired loans with specific reserves:
Principal balance of loans, net of charge-offs	374,271	121,771	138,887	52,155	39,204	726,288
Allowance for loan and lease losses	8,633	26,172	22,638	1,405	5,573	64,421
Allowance for loan and lease losses to principal
balance	2.31%	21.49%	16.30%	2.69%	14.22%	8.87%

PCI loans:
Carrying value of PCI loans	162,676	3,142	-	-	-	165,818
Allowance for PCI loans	6,632	225	-	-	-	6,857
Allowance for PCI loans to carrying value	4.08%	7.16%	-	-	-	4.14%

Loans with general allowance:
Principal balance of loans	2,691,088	1,371,275	2,026,912	71,660	1,672,215	7,833,150
Allowance for loan and lease losses	18,715	30,864	39,315	1,157	44,274	134,325
Allowance for loan and lease losses to principal
balance	0.70%	2.25%	1.94%	1.61%	2.65%	1.71%

Total loans held for investment:
Principal balance of loans	$3,296,031	$1,568,808	$2,180,455	$124,951	$1,716,628	$8,886,873
Allowance for loan and lease losses	33,980	57,261	61,953	2,562	49,847	205,603
Allowance for loan and lease losses to principal
balance (1)	1.03%	3.65%	2.84%	2.05%	2.90%	2.31%

__________

(1) Loans used in the denominator include PCI loans of $160.4 million and $165.8 million as of June 30, 2017 and December 31, 2016, respectively. However, the Corporation separately tracks and reports PCI loans and excludes these loans from the amounts of non-performing loans, impaired loans, TDRs and non-performing assets.

The following tables show the activity for impaired loans held for investment and the related specific reserve during the quarter and six-month period ended June 30, 2017 and 2016:
	Quarter Ended		Six-Month Period Ended
	June 30,		June 30,

	2017	2016	2017	2016
	(In thousands)		(In thousands)
Impaired Loans:
Balance at beginning of period	$807,198	$917,591	$887,905	$806,509
Loans determined impaired during the period	18,976	76,947	38,604	234,931
Charge-offs (1)	(43,083)	(11,249)	(60,487)	(19,601)
Loans sold, net of charge-offs	-	-	(53,245)	-
Increase to impaired loans - additional disbursements	698	414	1,239	1,761
Foreclosures	(21,233)	(9,189)	(30,690)	(16,610)
Loans no longer considered impaired	(1,890)	(4,547)	(2,782)	(24,886)
Paid in full or partial payments	(25,041)	(16,193)	(44,919)	(28,330)
Balance at end of period	$735,625	$953,774	$735,625	$953,774

(1) For the six-month period ended June 30, 2017, includes a charge-off of $10.7 million related to the sale of the PREPA credit line.
	Quarter Ended		Six-Month Period Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(In thousands)		(In thousands)
Specific Reserve:
Balance at beginning of period	$66,311	$81,495	$64,421	$52,581
Provision for loan losses	17,563	16,126	36,195	53,392
Charge-offs	(43,080)	(11,249)	(59,822)	(19,601)
Balance at end of period	$40,794	$86,372	$40,794	$86,372

In addition, as of June 30, 2017, the Corporation maintained a $0.7 million reserve for unfunded loan commitments mainly related to outstanding commitments on floor plan revolving lines of credit. The reserve for unfunded loan commitments is an estimate of the losses inherent in off-balance sheet loan commitments to borrowers that are experiencing financial difficulties as of the balance sheet date. The reserve for unfunded loan commitments is included as part of accounts payable and other liabilities in the consolidated statement of financial condition and any change to the reserve is included as part of other non-interest expenses in the consolidated statements of income.

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

Other Non-Performing Assets

This category consists of bonds of the GDB and the Puerto Rico Public Buildings Authority prior to the sale of these non-performing bonds in the second quarter of 2017.  These bonds were previously held by the Corporation as part of its available-for-sale investment securities portfolio.

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

The following table presents non-performing assets as of the dates indicated:

	June 30,	December 31,
(Dollars in thousands)	2017	2016

Non-performing loans held for investment:
Residential mortgage	$155,330	$160,867
Commercial mortgage	122,035	178,696
Commercial and Industrial	65,575	146,599
Construction	47,391	49,852
Finance leases	1,112	1,335
Consumer	19,970	22,745
Total non-performing loans held for investment	$411,413	$560,094
OREO	150,045	137,681
Other repossessed property	5,588	7,300
Other assets (1)	-	21,362
Total non-performing assets, excluding loans held for sale	$567,046	$726,437

Non-performing loans held for sale	8,079	8,079
Total non-performing assets, including loans held for sale (2) (3)	$575,125	$734,516

Past due loans 90 days and still accruing (4) (5)	$131,246	$135,808
Non-performing assets to total assets	4.83%	6.16%
Non-performing loans held for investment to total loans held for investment	4.64%	6.30%
Allowance for loan and lease losses	$173,485	$205,603
Allowance to total non-performing loans held for investment	42.17%	36.71%
Allowance to total non-performing loans held for investment,
excluding residential real estate loans	67.75%	51.50%

___________
(1) Fair market value of bonds of the GDB and the Puerto Rico Public Buildings Authority prior to the sale completed during the second quarter of 2017.

(2) Purchased credit impaired loans accounted for under ASC 310-30 of $160.4 million and $165.8 million as of June 30, 2017 and December 31, 2016, respectively, are excluded and not considered non-performing due to the application of the accretion method, under which these loans will accrete interest income over the remaining life of the loans using estimated cash flow analysis.

(3) Non-performing assets exclude $384.2 million and $384.9 million of TDR loans that are in compliance with the modified terms and in accrual status as of June 30, 2017 and December 31, 2016, respectively.

(4) It is the Corporation's policy to report delinquent residential mortgage loans insured by the FHA or guaranteed by the VA as past-due loans 90 days and still accruing as opposed to non-performing loans since the principal repayment is insured. These balances include $29.2 million of residential mortgage loans insured by the FHA or guaranteed by the VA that are over 15 months delinquent, and are no longer accruing interest as of June 30, 2017.

(5) Amount includes purchased credit impaired loans with individual delinquencies over 90 days and still accruing with a carrying value as of June 30, 2017 and December 31, 2016 of approximately $28.1 million and $29.0 million, respectively, primarily related to loans acquired from Doral Bank in the first quarter of 2015 and from Doral Financial in the second quarter of 2014.

The following table shows non-performing assets by geographic segment:

	June 30,	December 31,
(Dollars in thousands)	2017	2016
Puerto Rico:
Non-performing loans held for investment:
Residential mortgage	$128,126	$135,863
Commercial mortgage	111,770	167,241
Commercial and Industrial	61,485	141,916
Construction	9,563	10,227
Finance leases	1,112	1,335
Consumer	19,055	21,592
Total non-performing loans held for investment	331,111	478,174

OREO	141,540	128,395
Other repossessed property	5,513	7,217
Other assets (1)	-	21,362
Total non-performing assets, excluding loans held for sale	$478,164	$635,148
Non-performing loans held for sale	8,079	8,079
Total non-performing assets, including loans held for sale (2)	$486,243	$643,227
Past due loans 90 days and still accruing (3)	$122,985	$131,783

Virgin Islands:
Non-performing loans held for investment:
Residential mortgage	$20,153	$19,860
Commercial mortgage	7,735	7,617
Commercial and Industrial	4,090	4,683
Construction	37,749	39,625
Consumer	548	452
Total non-performing loans held for investment	70,275	72,237

OREO	6,353	6,216
Other repossessed property	14	5
Total non-performing assets, excluding loans held for sale	$76,642	$78,458
Past due loans 90 days and still accruing	$8,261	$2,133

United States:
Non-performing loans held for investment:
Residential mortgage	$7,051	$5,144
Commercial mortgage	2,530	3,838
Construction	79	-
Consumer	367	701
Total non-performing loans held for investment	10,027	9,683

OREO	2,152	3,070
Other repossessed property	61	78
Total non-performing assets	$12,240	$12,831
Past due loans 90 days and still accruing	$-	$1,892

____________
(1) Fair market value of bonds of the GDB and the Puerto Rico Public Buildings Authority prior to the sale completed during the second quarter of 2017.

(2) Purchased credit impaired loans accounted for under ASC 310-30 of $160.4 million and $165.8 million as of June 30, 2017 and December 31, 2016, respectively, are excluded and not considered non-performing due to the application of the accretion method, under which these loans will accrete interest income over the remaining life of the loans using estimated cash flow analysis.

(3) Amount includes purchased credit impaired loans with individual delinquencies over 90 days and still accruing with a carrying value as of June 30, 2017 and December 31, 2016 of approximately $28.1 million and $29.0 million, respectively, primarily related to loans acquired from Doral Bank in the first quarter of 2015 and from Doral Financial in the second quarter of 2014.

Total non-performing loans, including non-performing loans held for sale, were $419.5 million as of June 30, 2017.  This represents a decrease of $148.7 million from $568.2 million as of December 31, 2016.  The decrease was primarily attributable to the aforementioned sale in the first quarter of the PREPA credit line with a book value of $64 million at the time of sale, the charge offs of $29.7 million on commercial mortgage loans guaranteed by TDF, the effect of payments and charge offs totaling $16.3 million related to the resolution of a $27.6 million non-performing commercial relationship in Puerto Rico for the second quarter, and decreases of $5.5 million and $3.0 million in non-performing residential and consumer loans, respectively. As part of the aforementioned resolution of a non-performing commercial relationship in Puerto Rico, the Corporation received a cash payment of $12.8 million, recorded charge-offs of $3.5 million, and acquired collateral amounting to $10.6 million transferred to the OREO portfolio.

Non-performing commercial mortgage loans decreased by $56.7 million to $122.0 million as of June 30, 2017 from $178.7 million as of December 31, 2016. The decrease was primarily related to charge offs of $29.7 million on commercial mortgage loans guaranteed by the TDF and the resolution of a $19.9 million loan that was part of the aforementioned resolution of a $27.6 million non-performing commercial relationship in Puerto Rico.  Total inflows of non-performing commercial mortgage loans amounted to $2.6 million for the first six months of 2017 compared to $157.0 million for the same period in 2016.  Inflows in the prior year include the commercial mortgage loans guaranteed by the TDF and loans that were part of the $29.7 million non-performing commercial relationship resolved in the second quarter of 2017.

Non-performing C&I loans decreased by $81.0 million to $65.6 million as of June 30, 2017 from $146.6 million as of December 31, 2016.   The decrease was primarily related to the aforementioned sale of the PREPA credit line with a book value of $64 million at the time of sale as well as the resolution of loans totaling $7.6 million that were part of the aforementioned resolution of a $27.6 million non-performing commercial relationship in Puerto Rico.     Total inflows of non-performing C&I loans were $1.5 million during the first six months of 2017 compared to $31.6 million for the same period in 2016.

   Non-performing construction loans, including non-performing construction loans held for sale, decreased by $2.5 million to $55.5 million from $57.9 million as of December 31, 2016, primarily as a result of cash collections, including a $1.0 million loan paid-off in Puerto Rico. The inflows of non-performing construction loans during the first six months of 2017 amounted to $1.1 million compared to inflows of $0.6 million for the same period in 2016.

The following tables present the activity of commercial and construction non-performing loans held for investment:

	Commercial Mortgage	Commercial & Industrial	Construction	Total
(In thousands)
Quarter ended June 30, 2017
Beginning balance	$174,908	$77,972	$48,468	$301,348
Plus:
Additions to non-performing	1,728	155	634	2,517
Less:
Loans returned to accrual status	(1,568)	(175)	(20)	(1,763)
Non-performing loans transferred to OREO	(8,116)	(3,771)	(20)	(11,907)
Non-performing loans charge-offs	(30,346)	(6,378)	(598)	(37,322)
Loan collections	(14,438)	(2,228)	(1,073)	(17,739)
Reclassification	(133)	-	-	(133)
Ending balance	$122,035	$65,575	$47,391	$235,001

	Commercial Mortgage	Commercial & Industrial	Construction	Total
(In thousands)
Six-Month Period Ended June 30, 2017
Beginning balance	$178,696	$146,599	$49,852	375,147
Plus:
Additions to non-performing	2,633	1,544	1,091	5,268
Less:
Loans returned to accrual status	(2,041)	(987)	(20)	(3,048)
Non-performing loans transferred to OREO	(8,647)	(4,228)	(182)	(13,057)
Non-performing loans charge-offs	(31,453)	(18,353)	(658)	(50,464)
Loan collections	(17,267)	(5,755)	(2,692)	(25,714)
Reclassification	114	-	-	114
Non-performing loans sold, net of charge-offs	-	(53,245)	-	(53,245)
Ending balance	$122,035	$65,575	$47,391	$235,001

	Commercial Mortgage	Commercial & Industrial	Construction	Total
(In thousands)
Quarter ended June 30, 2016
Beginning balance	$182,763	$137,896	$54,036	$374,695
Plus:
Additions to non-performing	23,507	23,031	298	46,836
Less:
Loans returned to accrual status	(474)	(381)	-	(855)
Non-performing loans transferred to OREO	(1,182)	(954)	(741)	(2,877)
Non-performing loans charge-offs	(1,313)	(1,839)	(511)	(3,663)
Loan collections	(2,441)	(3,832)	(533)	(6,806)
Reclassification	(484)	484	-	-
Ending balance	$200,376	$154,405	$52,549	$407,330

	Commercial Mortgage	Commercial & Industrial	Construction	Total
(In thousands)
Six-Month Period Ended June 30, 2016
Beginning balance	$51,333	$137,051	$54,636	$243,020
Plus:
Additions to non-performing	156,959	31,608	606	189,173
Less:
Loans returned to accrual status	(619)	(742)	-	(1,361)
Non-performing loans transferred to OREO	(1,744)	(1,537)	(796)	(4,077)
Non-performing loans charge-offs	(1,628)	(5,593)	(580)	(7,801)
Loan collections	(3,519)	(6,866)	(1,239)	(11,624)
Reclassification	(406)	484	(78)	-
Ending balance	$200,376	$154,405	$52,549	$407,330

   Total non-performing commercial and construction loans, including non-performing loans held for sale, with a book value of $243.1 million as of June 30, 2017 are being carried (net of reserves and accumulated charge-offs) at 46.6% of unpaid principal balance.

   Non-performing residential mortgage loans decreased by $5.5 million to $155.3 million as of June 30, 2017 from $160.9 million as of December 31, 2016.  The decrease was mainly driven by loans brought current, foreclosures, and charge-offs.  The inflows of non-performing residential mortgage loans during the first half of 2017 amounted to $49.1 million compared to inflows of $44.9 million for the same period in 2016.  Approximately $61.4 million, or 39.5% of total non-performing residential mortgage loans, have been written down to their net realizable value and no specific reserve was allocated.

The following tables presents the activity of residential non-performing loans held for investment:

	Quarter Ended		Six-Month Period Ended
	June 30,		June 30,
(In thousands)	2017	2016	2017	2016

Beginning balance	$154,893	$172,890	$160,867	$169,001
Plus:
Additions to non-performing	26,258	19,947	49,106	44,863
Less:
Loans returned to accrual status	(10,139)	(8,928)	(22,289)	(18,255)
Non-performing loans transferred to OREO	(9,449)	(7,802)	(19,000)	(14,546)
Non-performing loans charge-off	(4,875)	(8,521)	(9,327)	(12,655)
Loan collections	(1,491)	(3,187)	(3,913)	(4,009)
Reclassification	133	-	(114)	-
Ending balance	$155,330	$164,399	$155,330	$164,399

The amount of non-performing consumer loans, including finance leases, showed a $3.0 million decrease during the first half of 2017 to $21.1 million compared to $24.1 million as of December 31, 2016.  The decrease was mainly related to charge-offs and cash collections, primarily auto loans and finance leases.  The inflows of non-performing consumer loans of $16.7 million for the first half of 2017 decreased by $ 4.6 million compared to inflows of $21.3 million for the same period in 2016.

As of June 30, 2017, approximately $65.3 million of the loans placed in non-accrual status, mainly commercial loans, were current, or had delinquencies of less than 90 days in their principal and interest payments, including $47.2 million of TDRs maintained in nonaccrual status until the restructured loans meet the criteria of sustained payment performance under the revised terms for reinstatement to accrual status and there is no doubt about full collectability. Collections on these loans are being recorded on a cash basis through earnings, or on a cost-recovery basis, as conditions warrant.

During the six-month period ended June 30, 2017, interest income of approximately $4.1 million related to non-performing loans with a carrying value of $235.1 million as of June 30, 2017, mainly non-performing construction and commercial loans, was applied against the related principal balances under the cost-recovery method.

    As of June 30, 2017, approximately $77.4 million, or 19%, of total non-performing loans held for investment have been charged-off to their net realizable value and no specific reserve was allocated as shown in the following table:

(Dollars in thousands)	Residential Mortgage Loans	Commercial Mortgage Loans	C&I Loans	Construction Loans	Consumer and Finance Leases	Total
As of June 30, 2017
Non-performing loans held for investment
charged-off to realizable value	$61,357	$11,785	$3,132	$-	$1,172	$77,446
Other non-performing loans held
for investment	93,973	110,250	62,443	47,391	19,910	333,967
Total non-performing loans held
for investment	$155,330	$122,035	$65,575	$47,391	$21,082	$411,413

Allowance to non-performing loans held for
investments	26.13%	31.61%	64.17%	7.88%	230.07%	42.17%
Allowance to non-performing loans held for
investments, excluding non-performing loans
charged-off to realizable value	43.19%	34.99%	67.39%	7.88%	243.62%	51.95%

As of December 31, 2016
Non-performing loans held for investment
charged-off to realizable value	$54,356	$52,241	$12,488	$1,027	$1,243	$121,355
Other non-performing loans held
for investment	106,511	126,455	134,111	48,825	22,837	438,739
Total non-performing loans held
for investment	$160,867	$178,696	$146,599	$49,852	$24,080	$560,094

Allowance to non-performing loans held for
investments	21.12%	32.04%	42.26%	5.14%	207.01%	36.71%
Allowance to non-performing loans held for
investments, excluding non-performing loans
charged-off to realizable value	31.90%	45.28%	46.20%	5.25%	218.27%	46.86%

The Corporation provides homeownership preservation assistance to its customers through a loss mitigation program in Puerto Rico that is similar to the U.S. government’s Home Affordable Modification Program guidelines. Depending upon the nature of borrowers’ financial condition, restructurings or loan modifications through this program as well as other restructurings of individual commercial, commercial mortgage, construction, and residential mortgage loans fit the definition of a TDR. A restructuring of a debt constitutes a TDR if the creditor for economic or legal reasons related to the debtor’s financial difficulties grants a concession to the debtor that it would not otherwise consider. Modifications involve changes in one or more of the loan terms that bring a defaulted loan current and provide sustainable affordability. Changes may include, among others, the extension of the maturity of the loan and modifications of the loan rate. As of June 30, 2017, the Corporation’s total TDR loans held for investment of $568.5 million consisted of $368.5 million of residential mortgage loans, $65.9 million of commercial and industrial loans, $50.1 million of commercial mortgage loans, $45.0 million of construction loans, and $39.0 million of consumer loans.

The Corporation’s loss mitigation programs for residential mortgage and consumer loans can provide for one or a combination of the following: movement of interest past due to the end of the loan, extension of the loan term, deferral of principal payments and reduction of interest rates either permanently or for a period of up to six years (increasing back in step-up rates). Additionally, in certain cases, the restructuring may provide for the forgiveness of contractually due principal or interest. Uncollected interest is added to the end of the loan term at the time of the restructuring and not recognized as income until collected or when the loan is paid off. These programs are available only to those borrowers who have defaulted, or are likely to default, permanently on their loans and would lose their homes in the foreclosure action absent some lender concession. Nevertheless, if the Corporation is not reasonably assured that the borrower will comply with its contractual commitment, properties are foreclosed.

Prior to permanently modifying a loan, the Corporation may enter into trial modifications with certain borrowers. Trial modifications generally represent a six-month period during which the borrower makes monthly payments under the anticipated modified payment terms prior to a formal modification. Upon successful completion of a trial modification, the Corporation and the borrower enter into a permanent modification. TDR loans that are participating in or that have been offered a binding trial modification are classified as TDRs when the trial offer is made and continue to be classified as TDRs regardless of whether the borrower enters into a permanent modification. As of June 30, 2017, the Corporation classified an additional $2.8 million of residential mortgage loans as TDRs that were participating in or had been offered a trial modification.

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

 In addition, the Corporation extends, renews, and restructures loans with satisfactory credit profiles. Many commercial loan facilities are structured as lines of credit, which primarily have one-year terms and, therefore, are required to be renewed annually. Other facilities may be restructured or extended from time to time based upon changes in the borrower’s business needs, use of funds, the timing of completion of projects, and other factors. If the borrower is not deemed to have financial difficulties, extensions, renewals, and restructurings are done in the normal course of business and are not considered to be concessions, and the loans continue to be recorded as performing.

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

The following table provides a breakdown between accrual and nonaccrual TDRs:

(In thousands)	June 30, 2017

	Accrual	Nonaccrual (1)	Total TDRs

Non-FHA/VA Residential Mortgage loans	$293,889	$74,616	$368,505
Commercial Mortgage loans	33,406	16,659	50,065
Commercial and Industrial loans	19,400	46,486	65,886
Construction loans	7,627	37,426	45,053
Consumer loans - Auto	16,326	7,668	23,994
Finance leases	2,381	111	2,492
Consumer loans - Other	11,143	1,405	12,548
Total Troubled Debt Restructurings	$384,172	$184,371	$568,543

(1) Included in non-accrual loans are $47.2 million in loans that are performing under the terms of the restructuring agreements but are reported in nonaccrual status until the restructured loans meet the criteria of sustained payment performance under the revised terms for reinstatement to accrual status and are deemed fully collectible.

  The OREO portfolio, which is part of non-performing assets, increased by $12.4 million. The increase was driven by $10.6 million of collateral acquired in the aforementioned resolution of a non-performing commercial relationship in Puerto Rico.  The following tables show the composition of the OREO portfolio as of June 30, 2017 and December 31, 2016, as well as the activity during the six-month period ended June 30, 2017 of the OREO portfolio by geographic region:

OREO Composition by Region

(In thousands)	As of June 30, 2017
	Puerto Rico	Virgin Islands	Florida	Consolidated
Residential	$51,812	$514	$2,020	$54,346
Commercial	79,873	4,934	132	84,939
Construction	9,855	905	-	10,760
	$141,540	$6,353	$2,152	$150,045

(In thousands)	As of December 31, 2016
	Puerto Rico	Virgin Islands	Florida	Consolidated
Residential	$43,925	$289	$2,703	$46,917
Commercial	73,393	4,938	367	78,698
Construction	11,077	989	-	12,066
	$128,395	$6,216	$3,070	$137,681

OREO Activity by Region

(In thousands)	As of June 30, 2017
	Puerto Rico	Virgin Islands	Florida	Consolidated
Beginning Balance	$128,395	$6,216	$3,070	$137,681
Additions	37,214	226	317	37,757
Sales	(13,063)	(106)	(1,138)	(14,307)
Fair value adjustments	(11,006)	17	(97)	(11,086)
Ending Balance	$141,540	$6,353	$2,152	$150,045

Net Charge-offs and Total Credit Losses

Total net charge-offs for the first six months of 2017 were $75.7 million, or 1.71% of average loans on an annualized basis, compared to $48.3 million, or an annualized 1.08%, for the same period in 2016. Net charge-offs for the first six months of 2017 include a $10.7 million charge-off associated with the sale of the PREPA credit line.  Excluding the charge-offs related to the sale of the PREPA credit line, total adjusted net charge-offs for the first six months of 2017 were the $64.9 million, or 1.47% of average loans.

Commercial mortgage loans net charge-offs in the first six months of 2017 were $31.7 million, or an annualized 3.93% of average commercial mortgage loans, compared to $1.9 million, or an annualized 0.25%, for the first six months of 2016. The increase was primarily related to the aforementioned charge-offs of $29.7 million recorded in the second quarter of 2017 on commercial mortgages loans guaranteed by the TDF.

Commercial and Industrial loans net charge-offs in the first six months of 2017 totaled $12.9 million, or an annualized 1.22% of average commercial and industrial loans, compared to $4.7 million, or an annualized 0.44%, for the first six months of 2016. Commercial and Industrial loans net charge-offs in the first six months of 2017 included the $10.7 million charge-off associated with the sale of the PREPA credit line. Excluding the impact of the PREPA credit line, adjusted commercial and industrial loans net charge-offs were $2.2 million in the first six months of 2017, or 0.21% of average loans.  Approximately $5.5 million of the commercial and industrial loans charge-offs recorded in the first six months of 2017 are associated with two commercial relationships in Puerto Rico, including charge-offs of $3.5 million recorded as part of the aforementioned resolution of a $27.6 million non-performing commercial relationship, partially offset by a $$4.2 million recovery on a previously charged-off commercial loan.

Construction loans net charge-offs in the first six months of 2017 were $0.1 million, or an annualized 0.11% of average construction loans, compared to net charge-offs of $0.4 million, or an annualized 0.58%, for the first six months of 2016.  The variance was primarily related to a loan loss recovery of $0.4 million recorded in 2017 on a non-performing construction loan paid-off in the Virgin Islands.

Residential mortgage loans net charge-offs in the first six months of 2017 were $13.6 million, or an annualized 0.83% of average residential mortgage loans, compared to $17.7 million, or an annualized 1.07%, for the first half of 2016. Approximately $8.2 million in charge-offs for the first half of 2017 resulted from valuations for impairment purposes of residential mortgage loans considered homogeneous given high delinquency and loan-to-value levels compared to $12.6 million for the first half of 2016. Net charge-offs on residential mortgage loans also included $4.4 million related to foreclosures for the first half of 2017, compared to $3.9 million for the first half of 2016.

   Consumer loans and finance leases net charge-offs in the first six months of 2017 were $17.3 million, or an annualized 2.03% of average consumer loans and finance leases, compared to $23.6 million, or an annualized 2.64% of average loans, in the first half of 2016.  The decrease was primarily reflected in the auto loan portfolio and also reflects the effect of a loan loss recovery of $1.2 million recorded in 2017 on the sale of certain credit card loans that had been fully charged off in prior periods.

The following table presents annualized net charge-offs to average loans held-in-various portfolio:

	Quarter Ended		Six-Month Period Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016

Residential mortgage	0.74%	1.29%	0.83%	1.07%
Commercial mortgage	7.42%	0.37%	3.93%	0.25%
Commercial and industrial (1)	0.34%	0.23%	1.22%	0.44%
Construction	1.19%	1.02%	0.11%	0.58%
Consumer and finance leases	2.13%	2.48%	2.03%	2.64%
Total loans (2)	2.16%	1.11%	1.71%	1.08%
_______________

(1) Includes a charge-off of $10.7 million associated with the sale of the PREPA credit line in the first half of 2017. The ratio of commercial and industrial net charge-offs to average loans, excluding the charge-off associated with the sale of the PREPA credit line, was 0.21% in the first half of 2017.

(2) Includes the charge-off of $10.7 million associated with the sale of the PREPA credit line in the first half of 2017. The ratio of total net charge-offs to average loans, excluding the charge-off associated with the sale of the PREPA credit line, was 1.47% in the first half of 2017.

The following table presents annualized net charge-offs or (recoveries) to average loans held in various portfolios by geographic segment:

	Quarter Ended		Six-Month Period Ended
	June 30,	June 30,	June 30,	June 30,
	2017	2016	2017	2016
PUERTO RICO:
Residential mortgage	0.99%	1.67%	1.09%	1.37%
Commercial mortgage	10.14%	0.47%	5.34%	0.32%
Commercial and Industrial (1)	0.49%	0.30%	1.72%	0.57%
Construction	3.84%	3.26%	2.40%	1.52%
Consumer and finance leases	2.19%	2.56%	2.07%	2.75%
Total loans (2)	2.82%	1.37%	2.22%	1.33%
VIRGIN ISLANDS:
Residential mortgage	0.07%	0.13%	0.09%	0.10%
Commercial mortgage (3)	(0.10)%	0.11%	(0.10)%	(0.01)%
Commercial and Industrial (4)	(0.02)%	(0.01)%	(0.01)%	(0.02)%
Construction (5)	-%	0.33%	(1.98)%	0.37%
Consumer and finance leases	1.61%	0.88%	1.40%	0.86%
Total loans (6)	0.14%	0.18%	(0.01)%	0.15%
FLORIDA:
Residential mortgage	0.04%	0.06%	0.07%	0.05%
Commercial mortgage (7)	(0.01)%	(0.05)%	(0.01)%	0.03%
Commercial and Industrial (8)	-%	-%	-%	(0.01)%
Construction (9)	(1.06)%	(2.15)%	(0.65)%	(1.29)%
Consumer and finance leases	0.98%	1.08%	1.20%	0.25%
Total loans	0.01%	-%	0.05%	0.01%

(1) Includes the charge-off of $10.7 million associated with the sale of the PREPA credit line in the first half of 2017. The ratio of commercial and industrial net charge-offs to average commercial and industrial loans in Puerto Rico, excluding the charge-off associated with the sale of the PREPA credit line, was 0.30%.

(2) Includes the charge-off of $10.7 million associated with the sale of the PREPA credit line in the first half of 2017. The ratio of total net charge-offs to average loans in Puerto Rico, excluding the charge-off associated with the sale of the PREPA credit line, was 1.91%.

(3) For the second quarter of 2017 and six-month periods ended June 30, 2017 and 2016, recoveries in commercial mortgage loans in the Virgin Islands exceeded charge-offs.
(4) For the second quarters and six-month periods ended June 30, 2017 and 2016, recoveries in commercial and industrial loans in the Virgin Islands exceeded charge-offs.
(5) For the first half of 2017, recoveries in construction loans in the Virgin Islands exceeded charge-offs.
(6) For the first half of 2017, recoveries in total loans in the Virgin Islands exceeded charge-offs.
(7) For the second quarters of 2017 and 2016 and for the six-month period ended June 30, 2017, recoveries in commercial mortgage loans in Florida exceeded charge-offs.
(8) For the first half of 2016, recoveries in commercial and industrial loans in Florida exceeded charge-offs.
(9) For the second quarters and six-month periods ended June 30, 2017 and 2016, recoveries in construction loans in Florida exceeded charge-offs.

  The above ratios are based on annualized charge-offs and are not necessarily indicative of the results expected for the entire year or in subsequent periods.

   Total credit losses (equal to net charge-offs plus losses on OREO operations) for the first half of 2017 amounted to $83.1 million, or 2.00% on an annualized basis to average loans and repossessed assets, in contrast to credit losses of $54.8 million, or a loss rate of 1.35%, for the same period in 2016.

The following table presents a detail of the OREO inventory and credit losses for the periods indicated:

	Quarter Ended		Six-Month Period Ended
	June 30,		June 30,
	2017	2016	2017	2016
(Dollars in thousands)

OREO
OREO balances, carrying value:
Residential	$54,346	$42,913	$54,346	$42,913
Commercial	84,939	82,054	84,939	82,054
Construction	10,760	14,192	10,760	14,192
Total	$150,045	$139,159	$150,045	$139,159
OREO activity (number of properties):
Beginning property inventory	671	563	626	549
Properties acquired	107	103	221	186
Properties disposed	(82)	(100)	(151)	(169)
Ending property inventory	696	566	696	566
Average holding period (in days)
Residential	327	321	327	321
Commercial	854	596	854	596
Construction	1,254	1,337	1,254	1,337
	692	590	692	590
OREO operations gain (loss):
Market adjustments and gain (losses) on sale:
Residential	$(675)	$(311)	$(2,063)	$(1,135)
Commercial	(2,168)	(3,531)	(5,552)	(5,418)
Construction	(38)	(163)	755	(129)
	(2,881)	(4,005)	(6,860)	(6,682)
Other OREO operations expenses	(488)	680	(585)	151
Net Loss on OREO operations	$(3,369)	$(3,325)	$(7,445)	$(6,531)
CHARGE-OFFS
Residential charge-offs, net	(6,076)	(10,691)	(13,552)	(17,651)
Commercial charge-offs, net	(32,171)	(2,642)	(44,680)	(6,650)
Construction charge-offs, net	(462)	(369)	(80)	(443)
Consumer and finance leases charge-offs, net	(9,133)	(10,955)	(17,344)	(23,551)
Total charge-offs, net	(47,842)	(24,657)	(75,656)	(48,295)
TOTAL CREDIT LOSSES (1)	$(51,211)	$(27,982)	$(83,101)	$(54,826)
LOSS RATIO PER CATEGORY (2)
Residential	0.81%	1.31%	0.94%	1.12%
Commercial	3.61%	0.66%	2.63%	0.64%
Construction	1.20%	1.34%	(0.87)%	0.68%
Consumer	2.12%	2.46%	2.02%	2.62%
TOTAL CREDIT LOSS RATIO (3)	2.40%	1.30%	2.00%	1.35%

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

Concentration Risk

The Corporation conducts its operations in a geographically concentrated area, as its main market is Puerto Rico. However, the Corporation has diversified its geographical risk as evidenced by its operations in the Virgin Islands and in Florida. Of the total gross loan portfolio held for investment of $8.9 billion as of June 30, 2017, approximately 76% has credit risk concentration in Puerto Rico, 17% in the United States, and 7% in the Virgin Islands.

Update to the Puerto Rico Fiscal Situation

The GDB-Economic Activity Index (the “GDB-EAI”) in May 2017 was 122.1, a 1.2% reduction compared to May 2016, and an increase of 0.4% compared to April 2017. On a year-to-date basis (July 2016 to May 2017) the decline was 2.1% with respect to the same period of the previous fiscal year.  The GDB-EAI is a coincident index of economic activity for Puerto Rico made up of four indicators (non-farm payroll employment, electric power generation, cement sales and gasoline consumption).  The seasonally adjusted unemployment rate in Puerto Rico was 10.1% in June 2017, compared to 12.4% in December 2016.

Based on information published by the Puerto Rico government, General Fund net revenues in June 2017 totaled $995.6 million, which was $67.2 million, or 7.2%, more than in June 2016. In addition, these revenues exceeded monthly projections by $6.7 million. The net revenues to the General Fund for the fiscal year ended June 30, 2017 totaled $9,334.9 million, an increase of $159.6 million, or 1.7%, compared with the previous fiscal year, and $234.9 million, or 2.6%, above projections. The General Fund revenues projection for the fiscal year 2017-2018 is $9,562 million.

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

On April 28, 2017, the PROMESA oversight board approved the fiscal plans of the GDB, the Puerto Rico Highways and Transportation Authority (PRHTA), the Puerto Rico Aqueduct and Sewer Authority (PRASA) and the Puerto Rico Electric Power Authority.  With its fiscal plan, the GDB prepares a gradual and orderly wind down of its operations over 10 years that seeks to mitigate the impact to its stakeholders and supports their ability to continue delivering essential services and promote economic growth. Separately from the fiscal plan, the PROMESA oversight board noted that Puerto Rico’s Fiscal Agency and Financial

Advisory Authority (FAFAA) should provide a certification regarding the anticipated impact that reduced GDB distributions to depositors and other potential exposures might have on other government entities with fiscal plans and/or budgets.   With respect to the TDF, the GDB stated in their fiscal plan that the resolution that created the TDF “specifically provides that the GDB shall not be liable for the payment of any of the TDF’s debts of any nature,” unless expressly guaranteed by the GDB.

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

     On April 29, 2017, the Puerto Rico governor signed the House Bill 938, which seeks equality in fringe benefits throughout the Puerto Rico government (public corporations and the central government), including, among others, the Christmas Bonus, employer contributions to the medical plan, vacation periods, and medical leave.  The Puerto Rico governor also created a committee made up of the directors of the FAFAA, the Puerto Rico Department of Treasury, and the Office of Management and Budget, whose task will be to review the revenues of public corporations and other Puerto Rico government entities, and increase or reduce any rates in order to meet the metrics of the revised fiscal plan approved by the PROMESA oversight board.

On May 3, 2017, the Puerto Rico government and the PROMESA oversight board filed for a form of bankruptcy in the U.S. District court in Puerto Rico under Title III of PROMESA. The Title III allows for a court debt restructuring process similar to U.S. bankruptcy protection.

On June 30, 2017, the PROMESA oversight board certified the Puerto Rico government’s budget for fiscal year 2018, which totals $9.562 billion in general fund revenues. This budget, the first certified under the PROMESA, is based on the revised fiscal plan also approved by the PROMESA oversight board. The new budget was certified on the condition that updated fiscal plans for the GDB, the PRHTA, PREPA and PRASA be submitted within 45 days from the budget final approval date.

On July 2, 2017, the PROMESA oversight board filed for a form of bankruptcy in the U.S. District court in Puerto Rico under Title III of PROMESA for PREPA.

   On July 14, 2017 the PROMESA oversight board authorized the GDB to pursue the restructuring of its debts under Title VI of PROMESA and conditionally certified the GDB’s Restructuring Support Agreement (“RSA”) under the relevant provisions of Title VI.  The PROMESA oversight board’s decision was in response to a request from FAFAA, dated June 30, 2017, in which the agency noted that the proposed restructuring, along with certain related settlements contemplated by the RSA, will result in an efficient wind down of GDB’s operations and a comprehensive financial restructuring of GDB’s obligations. The RSA provides for the organized and consensual restructuring of a substantial portion of GDB’s liabilities, including GDB public bonds, deposit claims by municipalities and certain non-public entities and claims under certain GDB-issued letters of credit and guarantees (“Participating Bond Claims”). In exchange for releasing GDB from liability relating to these claims, the claim-holders will receive new bonds to be issued by a new entity.

   On August 4, 2017, the PROMESA oversight board authorized the implementation of a furlough program for government employees, beginning on September 1, 2017. The furlough program contemplates the reduction of two workdays monthly (10%) which is less than the original plan of four workdays monthly (20%). This reform would run through fiscal year 2018 or until the

Puerto Rico government demonstrates it achieved $218 million in savings related to right-sizing the government. However, later that day, the Puerto Rico government announced it has no intention of adopting the furlough reform.

Exposure to Puerto Rico Government

 As of June 30, 2017, the Corporation had $221.5 million of direct exposure to the Puerto Rico Government, its municipalities and public corporations, compared to $323.3 million as of December 31, 2016. Approximately $190.9 million of the exposure consisted of loans and obligations of municipalities in Puerto Rico that are supported by assigned property tax revenues and for which, in most cases, the good faith, credit and unlimited taxing power of the applicable municipality have been pledged to their repayment.  Approximately 73% of the Corporation’s municipality exposure consists primarily of senior priority obligations concentrated in three of the largest municipalities in Puerto Rico.  The vast majority of revenues of these three municipalities are independent of the Puerto Rico central government as the amount of revenues that depend from the Puerto Rico government General Fund subsidy represents just over 4% of the total revenues of these municipalities (6% of total revenues for the entire Corporation’s exposure to municipalities bonds and loans).  These municipalities are required by law to levy special property taxes in such amounts as shall be required for the payment of all of their respective general obligation bonds and loans. The PROMESA oversight board has not designated any of the Commonwealth’s 78 municipalities as covered entities under PROMESA.  However, while the revised fiscal plan submitted by the Puerto Rico government did not contemplate a restructuring of the debt of Puerto Rico’s municipalities, the plan did call for the gradual elimination of budgetary subsidies provided to municipalities. Furthermore, municipalities are also likely to be affected by the negative economic and other effects resulting from expense, revenue or cash management measures taken to address the Puerto Rico Government’s fiscal and liquidity shortfalls, or measures included in fiscal plans of other government entities, such as the gradual reduction of the CILT included in the PREPA fiscal plan and the recently approved GDB Restructuring Support Agreement. The GDB Restructuring Support Agreement provides for the restructuring of a substantial portion of the GDB’s indebtedness, including deposits of municipalities, through the issuance of “Participating Bond Claims” in exchange for the release of GDB from liability relating to the bonds, deposits, letters of credit and guarantees claims.   In addition to municipalities, the total direct exposure also includes a $6.8 million loan to a unit of the central government and a $15.8 million loan to an affiliate of a public corporation.  As mentioned above, the sale in the first quarter of 2017 of the PREPA credit line, with a book value of $64 million at the time of sale, contributed significantly to the reduction of the Corporation’s direct exposure to the Puerto Rico government.

The Corporation’s total direct exposure also includes obligations of the Puerto Rico Government, specifically bonds of the Puerto Rico Housing Finance Authority, at an amortized cost of $8.0 million as part of its available-for-sale investment securities portfolio recorded on its books at a fair value of $5.6 million as of June 30, 2017.  During the second quarter of 2017, the Corporation sold for an aggregate of $23.4 million non-performing bonds of the GDB and the Puerto Rico Public Buildings Authority carried on its books at an amortized cost of $23.0 million (net of $34.4 million in cumulative OTTI impairment charges). This transaction resulted in a $0.4 million recovery from previous OTTI charges reflected in the statement of income as part of “net gain on sale of investments.”

The following table details the Corporation’s total direct exposure to the Puerto Rico Government according to their maturities:

	As of June 30, 2017
	Investment
	Portfolio		Total
	(Amortized cost)	Loans	Exposure

(In thousands)
Central Government:
After 1 to 5 years	$-	$6,815	$6,815
Total Central Government	-	6,815	6,815

Puerto Rico Housing Finance Authority:
After 10 years	7,980	-	7,980
Total Puerto Rico Housing Finance Authority	7,980	-	7,980

Public Corporations:
Affiliate of the Puerto Rico Electric Power Authority:
After 5 to 10 years	-	15,795	15,795
Total Public Corporations	-	15,795	15,795

Municipalities:
After 1 to 5 years	4,108	29,495	33,603
After 5 to 10 years	7,628	5,317	12,945
After 10 years	144,313	-	144,313
Total Municipalities	156,049	34,812	190,861
Total Direct Government Exposure	$164,029	$57,422	$221,451

    Furthermore, as of June 30, 2017, the Corporation had three loans granted to the hotel industry in Puerto Rico guaranteed by the TDF with an outstanding principal balance of $127.6 million (book value $80.5 million), compared to $127.7 million outstanding (book value of $111.8 million) as of December 31, 2016. The borrower and the operations of the underlying collateral of these loans are the primary sources of repayment and the TDF provides a secondary guarantee for payment performance.  The TDF is a subsidiary of the GDB.  These loans have been classified as non-performing and impaired since the first quarter of 2016, and interest payments have been applied against principal since then. Approximately $3.4 million of interest payments received on loans guaranteed by the TDF since late March 2016 have been applied against principal. During the second quarter of 2017, the Corporation recorded charge-offs of $29.7 million on these facilities.  The largest of these three loans became over 90 days matured in the second quarter of 2017 and, as a collateral dependent loan, the portion of the recorded investment in excess of the fair value of the collateral and the guarantee was charged-off.  A portion of the charge-offs was related to an adjustment to the estimated fair value of the guarantee on these loans in light of an agreement reached in the second quarter of 2017 in which the TDF agreed to honor a portion of its guarantee through a cash payment and a fixed income financial instrument. Upon completion of the agreement, which is linked in part to the GDB’s Restructuring Support Agreement recently approved by the PROMESA oversight board, TDF will be released as guarantor and the income-producing real estate properties will be the only collateral on these loans, thus, any decline in the collateral valuations may require additional impairments on these bonds. As of June 30, 2017, the non-performing loans guaranteed by the TDF and related facilities are being carried (net of reserves and accumulated charge-offs) at 56% of unpaid principal balance.

In addition, the Corporation had $117.4 million in exposure to residential mortgage loans that are guaranteed by the Puerto Rico Housing Finance Authority. Residential mortgage loans guaranteed by the Puerto Rico Housing Finance Authority are secured by the underlying properties and the guarantees serve to cover shortfalls in collateral in the event of a borrower default. The Puerto Rico government guarantees up to $75 million of the principal guaranteed under the mortgage loans insurance program. According to the most recently released audited financial statements of the Puerto Rico Housing Financing Authority, as of June 30, 2015, the Puerto Rico Housing Finance Authority’s mortgage loans insurance program covered loans in an aggregate of approximately $552 million. The regulations adopted by the Puerto Rico Housing Finance Authority require the establishment of adequate reserves to guarantee the solvency of the mortgage loans insurance fund. As of June 30, 2015, the most recent date as to which information is available, the Puerto Rico Housing Finance Authority had a restricted net position for such purposes of approximately $77.4 million.

Furthermore, as of June 30, 2017, the Corporation had $494.3 million of public sector deposits in Puerto Rico.  Approximately 35% is from municipalities and municipal agencies in Puerto Rico and 65% is from public corporations and the central government and agencies in Puerto Rico.

Exposure to USVI government

    The Corporation has operations in the USVI and has credit exposure to USVI government entities.

The USVI is experiencing a number of fiscal and economic challenges that could adversely affect the ability of its public corporations and instrumentalities to service their outstanding debt obligations. PROMESA does not apply to the USVI and, as such, there is currently no federal legislation permitting the restructuring of the debts of the USVI and its public corporations and instrumentalities.

To the extent that the fiscal condition of the USVI continues to deteriorate, the U.S. Congress or the Government of the USVI may enact legislation allowing for the restructuring of the financial obligations of USVI government entities or imposing a stay on creditor remedies, including by making PROMESA applicable to the USVI.

As of June 30, 2017, the Corporation had $85.2 million in loans to USVI government instrumentalities and public corporations, compared to $84.7 million as of December 31, 2016.  Of the amount outstanding as of June 30, 2017, approximately $62.0 million corresponds to public corporations of the USVI and $23.2 million corresponds to an independent instrumentality of the USVI government.  All loans are currently performing and up to date with its principal and interest payments.

Furthermore, the Corporation had $109.2 million of public sector deposits in the USVI.

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

3.       Adjusted provision for loan and lease losses, adjusted net charge-offs, and the ratios of adjusted net charge-offs to average loans, and adjusted provision for loan and lease losses to net charge-offs are non-GAAP financial measures that exclude the effects related to the sale of the Corporation’s participation in the PREPA line of credit in the first quarter of 2017 with a book value of $64 million at the time of sale.  Management believes that the adjustment measures helps investors understand the Corporation’s performance without regard to items that are not expected to reoccur with any regularity or may reoccur at uncertain times and may have inconsistent impact on the reported results and facilitates comparisons with prior periods.

4.       Adjusted non-interest income excludes for the second quarter of 2017 and for the first six months of 2017 and 2016, the following:

•         Partial recovery of $0.4 million of previously recorded OTTI charges on non-performing bonds of the GDB and the Puerto Rico Public Buildings Authority sold in the second quarter of 2017.

•         OTTI charges on debt securities of $12.2 million and $6.7 million in the first quarter of 2017 and 2016, respectively.

•         Gain of $4.2 million on the repurchase and cancellation of trust preferred securities in the first quarter of 2016.

•         Gain of $8 thousand on the sale of a U.S. Treasury bill in the first quarter of 2016.

Management believes that the exclusion from non-interest income of items that are not expected to reoccur with any regularity or may reoccur at uncertain times or in uncertain amounts, facilitates comparisons with prior periods, and provides an alternate presentation of the Corporation’s performance.

5.       Adjusted non-interest expenses excludes for the first half of 2017 the following:

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

•         No tax benefit was recorded for the partial recovery of previously recorded OTTI charges on non-performing bonds sold in the second quarter of 2017 and for the OTTI charges recorded in the first quarter of 2017 and 2016.

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

    Refer to Overview of Results of Operations discussion above for the reconciliation of the non-GAAP financial measure “adjusted net income” to the GAAP financial measure.  The following tables reconcile the non-GAAP financial measures “adjusted provision for loan and lease losses,” “adjusted net charge-offs,” “adjusted net charge-offs to average loans ratio,” “adjusted provision for loan and lease losses to adjusted net charge-offs,” “adjusted non-interest income” and “adjusted non-interest expenses,” to the GAAP financial measures:

2017 Second Quarter	As reported (GAAP)	Gain from Recovery of Previously recorded OTTI charges	Adjusted (Non-GAAP)
(Dollars in thousands)
Non-interest income	$20,549	$(371)	$20,178
Gain on sale of investment securities	$371	$(371)	$-

2017 First Six-Months	As reported (GAAP)	Secondary Offering Costs	OTTI on Debt Securities	Gain from Recovery of Previously recorded OTTI charges		Sale of PREPA credit line	Adjusted (Non-GAAP)
(Dollars in thousands)
Total net charge-offs	$75,656	$-	$-	$-		$10,734	$64,922
Total net charge-offs to average loans	1.71%						1.47%
Commercial and Industrial	12,931	-	-	-		10,734	2,197
Commercial and Industrial loans
net charge-offs to average loans	1.22%						0.21%
Provision for loan and lease losses	$43,538	$-	$-	$-		$569	$42,969
Commercial and Industrial	(6,940)					569	(7,509)
Non-interest income	$28,792	$-	$12,231	$(371)	$		$40,652
Net loss on investment and impairments	(11,860)	-	12,231	(371)			-
Non-interest expenses	$176,951	$(274)	$-	$-			$176,677
Professional Fees	22,756	(254)	-	-			22,502
Business promotion	6,473	(20)	-	-			6,453

2016 First Six-Months	As reported (GAAP)	OTTI on Debt Securities	Gain on Repurchase and Cancellation of Trust Preferred Securities		Gain on Sale of Investment Securities	Adjusted (Non-GAAP)

(In thousands)
Non-interest income	$38,247	$6,687	$(4,217)		$(8)	$40,709
Net loss on investment and impairments	$(6,679)	$6,687	$-		$(8)	$-
Gain on early extinguishment of debt	$4,217	$-	$(4,217)	$		$-

	Provision for Loan and Lease
	Losses to Net Charge-Offs
	(GAAP to Non-GAAP reconciliation)
	Six-Month Period Ended
	June 30, 2017
	Provision for Loan	Net Charge-Offs
	and Lease Losses
(In thousands)
Provision for loan and lease losses and net charge-offs (GAAP)	$43,538	$75,656
Less special items:
Sale of the PREPA credit line	569	10,734
Provision for loan and lease losses and net charge-offs,
excluding special items (Non-GAAP)	$42,969	$64,922

Provision for loan and lease losses to net charge-offs (GAAP)	57.55%
Provision for loan and lease losses to net charge-offs, excluding special
items (Non-GAAP)	66.19%

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       For information regarding market risk to which the Corporation is exposed, see the information contained in “Part I – Item 2 -“Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management.”

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

       First BanCorp.’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of First BanCorp.’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2017. Based on this evaluation, as of the end of the period covered by this Form 10-Q, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.

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

Puerto Rico Government’s filing for bankruptcy may adversely impact our financial condition or results of operations.

    On May 3, 2017, the Puerto Rico government and the PROMESA oversight board filed for a form of bankruptcy in the U.S. District Court in Puerto Rico under Title III of PROMESA. The Title III provision allows for a court debt restructuring process similar to U.S. bankruptcy protection.  Since this is the first time that any state or territory of the United States has ever filed for relief that is expected to be comparable to bankruptcy relief because of the absence, until PROMESA, of any legal authority for such a relief, it is uncertain what impact this filing will have on the Corporation.  A similar Title III form of bankruptcy was filed for PREPA on July 2, 2017.  The Corporation’s financial condition and results of operations may be negatively affected as a result of the resolution of the bankruptcy relief filing and further adverse developments in the Puerto Rico government’s fiscal situation given the Corporation’s direct exposure to the Puerto Rico government (excluding municipalities) of $8.0 million of Puerto Rico government debt securities, a $6.8 million loan to an agency of the Puerto Rico central government, and a $15.8 million loan to a PREPA affiliate.

Our ability to use our U.S. and U.S.V.I net operating loss (NOL) carryforwards may be limited.

  We have U.S. and U.S.V.I sourced net operating losses (“NOLs”) that we incurred in prior years. Our ability to utilize our U.S. and U.S.V.I. NOLs for income tax purposes at such jurisdictions may be limited under Section 382 of the U.S. Internal Revenue Code (the “Section 382”). We are in the process of finalizing a formal ownership change analysis within the meaning of Section 382 covering a comprehensive period, and believe that it is reasonable to conclude that an ownership change occurred during such period.  Generally, an ownership change occurs when certain shareholders increase their aggregate ownership by more than 50 percentage points over their lowest ownership percentage over a three-year testing period. Upon the occurrence of a Section 382 ownership change, the use of NOLs attributable to the period prior to the ownership change is subject to limitations and only a portion of the U.S. and U.S.V.I NOLs may be used by the Corporation to offset its annual U.S. and U.S.V.I taxable income, if any.  The utilization of NOLs allocable to the post ownership change period should not be affected by the ownership change.  A Section 382 limitation could result in higher U.S. and U.S.V.I tax liabilities than we would incur in the absence of such a limitation.  As of June 30, 2017, we believe there would be no tax liability and that income tax expense, if any, would not be material.  Prospectively, we would be able to mitigate the adverse effects associated with a Section 382 limitation to the extent that we have Puerto Rico tax liability that we can reduce through a credit or a deduction of the amount of the additional U.S. or U.S.V.I tax liability.  However, our ability to reduce our Puerto Rico tax liability through such a credit or deduction depends on our tax profile at each annual taxable period, which is dependent on various factors and cannot be known with certainty at this time.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

a)     Not applicable.

b)     Not applicable.

c)      Purchase of equity securities by the issuer and affiliated purchasers. The following table provides information relating to the Corporation’s purchases of shares of its common stock in the second quarter of 2017.

				Maximum
			Total Number of	Number of Shares
			Shares Purchased	That May Yet be
		Average	as Part of Publicly	Purchased Under
	Total number of	Price	Announced Plans	These Plans or
Period	shares purchased (1)	Paid	Or Programs	Programs

April, 2017	15,990	$5.80	-	-
May, 2017	196,285	5.74	-	-
June, 2017	16,077	5.39	-	-
Total	228,352	$5.72	-	-

(1) Reflects shares of common stock withheld from the common stock (a) paid to certain senior officers as additional compensation, which the Corporation calls salary stock, and (b) upon vesting of restricted stock to cover minimum tax withholding obligations. The Corporation intends to continue to satisfy statutory tax withholding obligations in connection with shares paid as salary stock to certain senior officers and the vesting of outstanding restricted stock through the withholding of shares.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized:

First BanCorp.
Registrant

Date: August 9, 2017	By:	/s/ Aurelio Alemán
Aurelio Alemán
President and Chief Executive Officer

Date: August 9, 2017	By:	/s/ Orlando Berges
Orlando Berges
Executive Vice President and Chief Financial Officer

Exhibit Index

31.1 – CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 – CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 – CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 – CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.1 – Interactive Data File (Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017, furnished in XBRL
(eXtensible Business Reporting Language).