Form 10-Q
period 2017-09-30
FIRST BANCORP /PR/
filed 2017-11-09
CIK 1057706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

____________

FORM 10-Q

(Mark One)

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Common stock: 216,208,829 shares outstanding as of October 31, 2017.

FIRST BANCORP.

INDEX PAGE

PART I FINANCIAL INFORMATION	PAGE
Item 1. Financial Statements:
Consolidated Statements of Financial Condition (Unaudited) as of September 30, 2017 and December 31, 2016	6
Consolidated Statements of (Loss) Income (Unaudited) – Quarters ended September 30, 2017 and 2016 and nine-month periods ended September 30, 2017 and 2016	7
Consolidated Statements of Comprehensive (Loss) Income (Unaudited) – Quarters ended September 30, 2017 and 2016 and nine-month periods ended September 30, 2017 and 2016	8
Consolidated Statements of Cash Flows (Unaudited) – Nine-month periods ended September 30, 2017 and 2016	9
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited) – Nine-month periods ended September 30, 2017 and 2016	10
Notes to Consolidated Financial Statements (Unaudited)	11
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	84
Item 3. Quantitative and Qualitative Disclosures About Market Risk	157
Item 4. Controls and Procedures	157

PART II. OTHER INFORMATION
Item 1. Legal Proceedings	158
Item 1A. Risk Factors	158
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	159
Item 3. Defaults Upon Senior Securities	160
Item 4. Mine Safety Disclosures	160
Item 5. Other Information	160
Item 6. Exhibits	160

SIGNATURES

Forward Looking Statements

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the safe harbor created by such sections.  When used in this Form 10-Q or future filings by First BanCorp. (the “Corporation”) with the U.S. Securities and Exchange Commission (“SEC”), in the Corporation’s press releases or in other public or stockholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases “would,” “intends,” “will likely result,” “expect,” “should,” “anticipate,” “look forward,” “believes,” and other terms of similar meaning or import in connection with any discussion of future operating, financial or other performance are meant to identify “forward-looking statements.”

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

    The two hurricanes that affected the Corporation’s service area during the third quarter of 2017 are discussed below in Note 2 to the financial statements, in the “Executive Summary” section and various other sections of “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and in Part II, Item 1A, “Risk Factors.” There is pervasive uncertainty surrounding the future economic conditions that will emerge in the storm-affected areas. As a consequence, estimates of the financial impact of these disasters on the Corporation are subject to greater uncertainty than is inherent in other forward-looking statements. The more significant estimates are included in the discussion of the provision for loan and lease losses and the discussion of casualty and disaster response costs and related insurance coverages.

    These forward-looking statements include, but are not limited to, the risks described or referenced below in Part II, Item 1A, “Risk Factors,” and the following:

•         the actual pace and magnitude of economic recovery in the regions impacted by the two hurricanes that affected the Corporation’s service areas during the third quarter of 2017 compared to Management’s current views on the economic recovery;

•         uncertainties about how and when rebuilding will take place in the regions affected by the recent storms, including the rebuilding of the public infrastructure, such as Puerto Rico’s powergrid, what level of government, private of philanthropic funds will be invested in the affected communities, how many displaced individuals will return to their homes in both the short- and long-term, and what other demographic changes will take place, if any;

•         uncertainty as to the ultimate outcomes of actions taken, or those that may be taken, by the Puerto Rico government, or the oversight board established by the Puerto Rico Oversight, Management, and Economic Stability Act (“PROMESA”) to address Puerto Rico’s financial problems, including the filing of a form of bankruptcy under Title III of PROMESA that provides a court debt restructuring process similar to U.S. bankruptcy protection and the effect of measures included in the Puerto Rico government fiscal plan, or any revisions to it, on our clients and loan portfolios;

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

•         uncertainty about whether the Federal Reserve Bank of New York (the “New York FED” or “Federal Reserve”) will provide approvals for receiving dividends from FirstBank Puerto Rico (“FirstBank” or the “Bank”) or for making payments of dividends on non-cumulative perpetual preferred stock, or payments on trust preferred securities or subordinated debt, incurring, increasing or guaranteeing debt or repurchasing any capital securities, despite the consents that have enabled the Corporation to pay quarterly interest payments on the Corporation’s subordinated debentures associated with its trust preferred securities since the second quarter of 2016, and to pay monthly dividends on the non-cumulative perpetual preferred stock since December 2016;

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

•         adverse changes in general economic conditions in Puerto Rico, the United States (“U.S.”), and the U.S. Virgin Islands (“USVI”), and British Virgin Islands (“BVI”), including the interest rate environment, market liquidity, housing absorption rates, real estate prices, and disruptions in the U.S. capital markets, which reduced interest margins and affected funding sources, and have affected demand for all of the Corporation’s products and services and reduced the Corporation’s revenues and earnings and the value of the Corporation’s assets, and may continue to have these effects;

•         an adverse change in the Corporation’s ability to attract new clients and retain existing ones;

•         the risk that additional portions of the unrealized losses in the Corporation’s investment portfolio are determined to be other-than-temporary, including additional impairments on the Corporation’s remaining $8.0 million of the Puerto Rico government’s debt securities;

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

FIRST BANCORP.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	September 30, 2017	December 31, 2016
(In thousands, except for share information)
ASSETS
Cash and due from banks	$726,779	$289,591
Money market investments:
Time deposits with other financial institutions	3,126	2,800
Other short-term investments	7,289	7,294
Total money market investments	10,415	10,094

Investment securities available for sale, at fair value:
Securities pledged that can be repledged	348,724	339,390
Other investment securities	1,401,748	1,542,530
Total investment securities available for sale	1,750,472	1,881,920

Investment securities held to maturity, at amortized cost:
Securities pledged that can be repledged	-	-
Other investment securities	150,627	156,190
Total investment securities held to maturity, fair value of $130,125 (2016- $132,759)	150,627	156,190

Other equity securities	52,119	42,992
Loans, net of allowance for loan and lease losses of $230,870
(2016 - $205,603)	8,646,344	8,681,270
Loans held for sale, at lower of cost or market	27,576	50,006
Total loans, net	8,673,920	8,731,276

Premises and equipment, net	144,247	150,828
Other real estate owned	152,977	137,681
Accrued interest receivable on loans and investments	49,231	45,453
Other assets	462,861	476,430
Total assets	$12,173,648	$11,922,455

LIABILITIES
Non-interest-bearing deposits	$1,586,198	$1,484,155
Interest-bearing deposits	7,179,693	7,347,050
Total deposits	8,765,891	8,831,205

Securities sold under agreements to repurchase	300,000	300,000
Advances from the Federal Home Loan Bank (FHLB)	915,000	670,000
Other borrowings	208,639	216,187
Accounts payable and other liabilities	130,367	118,820
Total liabilities	10,319,897	10,136,212

STOCKHOLDERS' EQUITY
Preferred stock, authorized, 50,000,000 shares:
Non-cumulative Perpetual Monthly Income Preferred Stock: issued 22,004,000
shares, outstanding 1,444,146 shares, aggregate liquidation value of $36,104	36,104	36,104
Common stock, $0.10 par value, authorized, 2,000,000,000 shares;
issued, 220,220,026 shares (2016 - 218,700,394 shares issued)	22,022	21,870
Less: Treasury stock (at par value)	(404)	(125)
Common stock outstanding, 216,175,003, shares outstanding (2016 - 217,446,205
shares outstanding)	21,618	21,745
Additional paid-in capital	935,231	931,856
Retained earnings, includes legal surplus reserve of $52,436	871,708	830,928
Accumulated other comprehensive loss, net of tax of $7,752	(10,910)	(34,390)
Total stockholders' equity	1,853,751	1,786,243
Total liabilities and stockholders' equity	$12,173,648	$11,922,455

The accompanying notes are an integral part of these statements.

FIRST BANCORP.

CONSOLIDATED STATEMENTS OF (LOSS) INCOME

(Unaudited)

	Quarter Ended		Nine-Month Period Ended
	September 30,		September 30,
	2017	2016	2017	2016
(In thousands, except per share information)
Interest and dividend income:
Loans	$134,593	$131,017	$398,732	$398,267
Investment securities	12,109	11,894	39,361	40,065
Money market investments	1,293	662	2,504	3,006
Total interest income	147,995	143,573	440,597	441,338
Interest expense:
Deposits	16,898	16,742	49,218	51,223
Securities sold under agreements to repurchase	2,917	5,363	8,305	16,868
Advances from FHLB	3,209	1,474	7,623	4,416
Other borrowings	2,139	1,816	6,166	5,777
Total interest expense	25,163	25,395	71,312	78,284
Net interest income	122,832	118,178	369,285	363,054
Provision for loan and lease losses	75,013	21,503	118,551	63,542
Net interest income after provision for loan and lease losses	47,819	96,675	250,734	299,512
Non-interest income:
Service charges and fees on deposit accounts	5,797	5,788	17,390	17,206
Mortgage banking activities	3,117	5,485	11,579	15,131
Net gain on sale of investments	-	6,096	371	6,104
Other-than-temporary impairment (OTTI) losses on available-for-sale debt securities:
Total other-than-temporary impairment losses	-	-	(12,231)	(1,845)
Portion of other-than-temporary impairment
recognized in other comprehensive income (OCI)	-	-	-	(4,842)
Net impairment losses on available-for-sale debt securities	-	-	(12,231)	(6,687)
Gain on early extinguishment of debt	1,391	-	1,391	4,217
Insurance commission income	1,377	1,363	6,819	6,174
Other non-interest income	6,963	7,414	22,118	22,248
Total non-interest income	18,645	26,146	47,437	64,393
Non-interest expenses:
Employees' compensation and benefits	37,128	38,005	114,190	113,841
Occupancy and equipment	13,745	13,888	41,592	41,114
Business promotion	3,244	3,169	9,717	11,220
Professional fees	12,023	10,672	34,779	32,775
Taxes, other than income taxes	3,763	3,927	11,184	11,475
Insurance and supervisory fees	4,353	5,604	14,117	20,013
Net loss on other real estate owned (OREO) and OREO operations	1,351	2,603	8,796	9,134
Credit and debit card processing expenses	3,737	3,546	10,134	10,102
Communications	1,603	1,711	4,774	5,244
Other non-interest expenses	4,667	5,178	13,282	15,926
Total non-interest expenses	85,614	88,303	262,565	270,844
(Loss) income before income taxes	(19,150)	34,518	35,606	93,061
Income tax benefit (expense)	8,398	(10,444)	7,181	(23,690)
Net (loss) income	$(10,752)	$24,074	$42,787	$69,371
Net (loss) income attributable to common stockholders	$(11,421)	$24,074	$40,780	$69,371

Net (loss) income per common share:
Basic	$(0.05)	$0.11	$0.19	$0.33
Diluted	$(0.05)	$0.11	$0.19	$0.32
Dividends declared per common share	$-	$-	$-	$-

The accompanying notes are an integral part of these statements.

FIRST BANCORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited)

	Quarter Ended		Nine-Month Period Ended
	September 30,		September 30,
	2017	2016	2017	2016
(In thousands)
Net (loss) income	$(10,752)	$24,074	$42,787	$69,371
Available-for-sale debt securities on which an other-than-temporary impairment has been recognized:
Unrealized gain (loss) on debt securities on which an
other-than-temporary impairment has been recognized	647	(2,228)	(1,156)	(773)
Reduction of non-credit OTTI component on securities sold	-	-	5,678	-
Reclassification adjustments for net gain included in net income	-	-	(371)	-
Reclassification adjustment for other-than-temporary impairment
on debt securities included in net income	-	-	12,231	6,687
All other unrealized gains and losses on available-for-sale securities:
Reclassification adjustments for net gain included in net income	-	(6,096)	-	(6,104)
All other unrealized holding gains (losses) on available-for-sale
securities arising during the period	3,072	(3,833)	7,098	32,299
Other comprehensive income (loss) for the period	3,719	(12,157)	23,480	32,109
Total comprehensive (loss) income	$(7,033)	$11,917	$66,267	$101,480

The accompanying notes are an integral part of these statements.

FIRST BANCORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Unaudited)

	Nine-Month Period Ended
	September 30,	September 30,
	2017	2016
(In thousands)
Cash flows from operating activities:
Net income	$42,787	$69,371
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,263	13,359
Amortization of intangible assets	3,325	3,669
Provision for loan and lease losses	118,551	63,542
Deferred income tax (benefit) expense	(18,094)	19,153
Stock-based compensation	5,423	5,132
Gain on sales of investments	(371)	(6,104)
Other-than-temporary impairments on debt securities	12,231	6,687
Gain on early extinguishment of debt	(1,391)	(4,217)
Unrealized (gain) loss on derivative instruments	(272)	19
Net gain on sales of premises and equipment and other assets	(146)	(686)
Impairment of fixed assets	640	-
Net gain on sales of loans	(5,348)	(7,794)
Net amortization/accretion of premiums, discounts and deferred loan fees and costs	(6,331)	(6,629)
Originations and purchases of loans held for sale	(257,997)	(354,006)
Sales and repayments of loans held for sale	275,855	355,636
Amortization of broker placement fees	1,461	2,300
Net amortization/accretion of premium and discounts on investment securities	1,283	4,503
(Increase) decrease in accrued interest receivable	(4,791)	7,258
Increase (decrease) in accrued interest payable	1,030	(27,865)
Decrease (increase) in other assets	4,926	(10,275)
Increase (decrease) in other liabilities	9,604	(13,944)
Net cash provided by operating activities	194,638	119,109

Cash flows from investing activities:
Principal collected on loans	1,920,088	2,174,933
Loans originated and purchased	(2,092,161)	(2,085,444)
Proceeds from sales of loans held for investment	53,245	20,186
Proceeds from sales of repossessed assets	28,004	43,093
Proceeds from sales of available-for-sale securities	23,408	219,780
Purchases of available-for-sale securities	(53,208)	(420,513)
Proceeds from principal repayments and maturities of available-for-sale securities	172,493	270,345
Proceeds from principal repayments and maturities of held-to-maturity securities	5,563	5,293
Additions to premises and equipment	(7,607)	(8,239)
Proceeds from sale of premises and equipment and other assets	2,040	2,265
Net purchase/sales of other equity securities	(9,127)	3,452
Net cash outflows from purchase/sale of insurance contracts	-	(960)
Net cash provided by investing activities	42,738	224,191

Cash flows from financing activities:
Net decrease in deposits	(34,754)	(358,930)
Change in securities sold under agreements to repurchase	-	(100,000)
Net FHLB advances proceeds (repayments)	245,000	(100,000)
Dividends paid on preferred stock	(2,007)	-
Repurchase of outstanding common stock	(2,176)	(860)
Repayment of junior subordinated debentures	(5,930)	(7,025)
Net cash provided by (used in) financing activities	200,133	(566,815)

Net increase (decrease) in cash and cash equivalents	437,509	(223,515)
Cash and cash equivalents at beginning of period	299,685	752,458
Cash and cash equivalents at end of period	$737,194	$528,943

Cash and cash equivalents include:
Cash and due from banks	$726,779	$518,835
Money market instruments	10,415	10,108
	$737,194	$528,943
The accompanying notes are an integral part of these statements.

FIRST BANCORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

	Nine-Month Period Ended
	September 30,	September 30,
	2017	2016
(In thousands)

Preferred Stock	$36,104	$36,104

Common Stock outstanding:
Balance at beginning of period	21,745	21,509
Common stock issued as compensation	43	63
Common stock withheld for taxes	(39)	(26)
Restricted stock grants	109	193
Restricted stock forfeited	(240)	-
Balance at end of period	21,618	21,739

Additional Paid-In-Capital:
Balance at beginning of period	931,856	926,348
Stock-based compensation	5,423	5,132
Common stock withheld for taxes	(2,136)	(834)
Restricted stock grants	(109)	(193)
Common stock issued as compensation	(43)	(63)
Restricted stock forfeited	240	-
Balance at end of period	935,231	930,390

Retained Earnings:
Balance at beginning of period	830,928	737,922
Net income	42,787	69,371
Dividends on preferred stock	(2,007)	-
Balance at end of period	871,708	807,293

Accumulated Other Comprehensive Income (Loss), net of tax:
Balance at beginning of period	(34,390)	(27,749)
Other comprehensive income, net of tax	23,480	32,109
Balance at end of period	(10,910)	4,360

Total stockholders' equity	$1,853,751	$1,799,886

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

The results of operations for the quarter and nine-month period ended September 30, 2017 are not necessarily indicative of the results to be expected for the entire year.

Adoption of new accounting requirements and recently issued but not yet effective accounting requirements

The Financial Accounting Standards Board (“FASB”) has issued the following accounting pronouncements and guidance relevant to the Corporation’s operations:

In May 2014, the FASB updated the Accounting Standards Codification (the “Codification” or the “ASC”) to create a new, principles-based revenue recognition framework. The Update is the culmination of efforts by the FASB and the International Accounting Standards Board to develop a common revenue standard for GAAP and International Financial Reporting Standards. The core principal of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance describes a 5-step process that entities can apply to achieve the core principle of revenue recognition and requires disclosures sufficient to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers and the significant judgments used in determining that information. The new framework is effective for public business entities, with certain exceptions that are not SEC registrants provided recently by the SEC staff, for annual periods beginning after December 15, 2017, including interim periods within those reporting periods, as a result of the FASB’s amendment to the standard to defer the effective date by one year.  Early adoption is permitted for interim periods beginning after December 15, 2016.

  The Corporation plans to adopt the revenue recognition guidance on January 1, 2018 using the modified retrospective method of adoption. The Corporation’s implementation efforts include the identification of revenue within the scope of the guidance, as well as the evaluation of revenue contracts and related accounting policies. Because the amended guidance does not apply to revenue associated with financial instruments, including loans and securities that are accounted for under other U.S. GAAP, the Corporation’s has scoped out the majority of its revenue streams. While in scope of the new guidance, the Corporation does not expect a material change in the timing or measurement of revenues related to deposit fees. The Corporation has concluded that its credit cardholder fees and mortgage servicing fees standards are not subject to the new standard. Nonetheless, the Corporation continues to evaluate other revenue streams such as interchange fees, merchant fees and insurance commissions but does not expect material changes in the timing of when revenues are recognized upon the adoption of this standard.

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

    In June 2016, the FASB updated the Codification to introduce new guidance for the accounting for credit losses on instruments that includes an impairment model (known as the current expected credit loss (“CECL”) model) that is based on expected losses rather than incurred losses. The Corporation has developed a transition roadmap in order to comply with the timely implementation of this new accounting framework. The Corporation has created a Working Group with members from multiple areas across the organization that is responsible for assessing the impact of the standard, evaluating interpretative issues, and evaluating the current credit loss models against the new guidance to determine any changes necessary and other related implementation activities. The Working Group provides periodic updates to the Corporation’s CECL Management Committee, which has oversight responsibilities for the implementation efforts.

   In October 2016, the FASB updated the Codification to modify the criteria used by a reporting entity when determining if it is the primary beneficiary of a variable interest entity (“VIE”) when the entities are under common control and the reporting entity has indirect interests in the VIE through related parties. If the reporting entity meets the first criteria in that it has the power to direct the activities of the VIE that are most significant to its economic performance, it is required to consider all interests held indirectly through related entities on a proportionate basis in determining if it meets the second criterion, that is, the obligation to absorb losses of the VIE or the right to receive benefits from it that are potentially significant to the VIE. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The adoption of this guidance did not have an impact on the Corporation’s consolidated financial statements.

     In March 2017, the FASB updated the Codification to shorten the amortization period for certain purchased callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. With respect to securities held at a discount, the amendments do not require an accounting change; thus, the discount continues to be amortized to maturity. Under current GAAP, premiums and discounts on callable debt securities generally are amortized to the maturity date. An entity must have a large number of similar loans to consider estimates of future principal prepayments when applying the interest method. However, an entity that holds an individual callable debt security at a premium may not amortize that premium to the earliest call date. If that callable debt security is subsequently called, the entity records a loss equal to the unamortized premium. The amendments in this Update more closely align the amortization period of premiums and discounts to expectations incorporated in market pricing on the underlying securities. In most cases, market participants price securities to the call date that produces the worst yield when the coupon is above current market rates (that is, the security is trading at a premium) and price securities to maturity when the coupon is below market rates (that is, the security is trading at a discount) in anticipation that the borrower will act in its economic best interest. As a result, the amendments more closely align interest income recorded on bonds held at a premium or a discount with the economics of the underlying instrument. For public business entities, the amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The adoption of this guidance is not expected to have a material impact on the Corporation’s statement of financial condition or results of operations. As of September 30, 2017, the Corporation had $4.2 million of callable debt securities held at a premium (unamortized premium of $0.1 million).

   In May 2017, the FASB updated the codification to reduce the cost and complexity when applying ASC Topic 718 and standardize the practice of applying Topic 718 to financial reporting. Topic 718 prescribes the accounting treatment of a modification in the terms or conditions of a share-based payment award. The guidance clarifies what changes would qualify as a modification. This was done by better defining what does not constitute a modification. In order for a change to a share-based arrangement to not require Topic 718 modification treatment, all of the following must be met: (i) the fair value (or alternative measurement method used) of the modified award equals the fair value (or alternative measurement method used) of the original award immediately before the original award is modified, (ii) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified, and (iii) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The current disclosure requirements in Topic 718 apply regardless of whether an entity is required to apply modification accounting under this Update. The amendments in this Update should be applied prospectively to an award modified on or after the adoption date. The amendments in this Update are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted. The Corporation’s Omnibus Plan provides for equity based compensation incentives through the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, cash-based awards and other stock-based awards. If any change occurs in the future to awards issued under the Omnibus Plan, the Corporation will evaluate it under this guidance.

     In August 2017, the FASB updated the Codification to: (i) expand hedge accounting for nonfinancial and financial risk components and amend measurement methodologies to more closely align hedge accounting with a company’s risk management activities, (ii) decrease the complexity of preparing and understanding hedge results by eliminating the separate measurement and reporting of hedge ineffectiveness, (iii) enhance transparency, comparability, and understanding of hedge results through enhanced disclosures and changing the presentation of hedge results to align the effects of the hedging instrument and the hedged item, and (iv) reduce the cost and complexity of applying hedge accounting by simplifying the manner in which assessments of hedge effectiveness may be performed. This Update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The guidance requires companies to apply requirements to existing hedging relationships on the date of adoption, and the effect of the adoption should be reflected as of the beginning of the fiscal year of adoption. As of September 30, 2017, all of the derivatives held by the Corporation were considered economic undesignated hedges. The adoption of this guidance is not expected to have a material impact on the Corporation’s statement of financial condition or results of operations.

NOTE 2 – NATURAL DISASTERS AFFECTING FIRST BANCORP. IN THIRD QUARTER 2017

Two strong hurricanes affected the Corporation’s service areas during the third quarter of 2017.  Early in September, Hurricane Irma hit ground through the eastern Caribbean as a Category 5 storm affecting several islands, including the U.S. Virgin Islands of St. Thomas and St. John and Tortola in the British Virgin Islands, with lesser impacts on St. Croix and Puerto Rico. After hitting the eastern Caribbean, Hurricane Irma made landfall along Florida’s southwest shoreline.  Two weeks after Hurricane Irma sideswiped Puerto Rico, Hurricane Maria made landfall in the south east corner of Puerto Rico as a Category 4 storm and exited on the northern coast at a point between the cities of Arecibo and Barceloneta after battering other islands in the Caribbean, including the U.S. Virgin Island of St. Croix.  These storms caused, among other things, widespread property damage, flooding, power outages, and water and communication services interruptions, and severely disrupted normal economic activity in all of these regions.

The following summarizes the more significant financial repercussions of these natural disasters for the Corporation and for its major subsidiary, FirstBank.

Credit Quality and Allowance for Loan and Lease Losses

The Corporation established a $66.5 million allowance for loan and lease losses in the third quarter of 2017 directly related to the initial estimate, based on available information, of inherent losses resulting from the impact of the recent storms.  As the Corporation acquires additional information on overall economic prospects in the affected areas together with loan officers’ further assessments of the impact on individual borrowers, the loss estimate will be revised as needed, and these revisions could be material.  The Corporation’s approach to estimating the storms’ impact on credit quality is presented in Note 8 – “Allowance for Loan and Lease Losses.”

Interruptions in regular collection efforts caused by Hurricanes Irma and Maria adversely affected the Corporation’s non-performing loan statistics.  Non-performing residential mortgage loans increased in the third quarter by $23.2 million to $178.5 million as of September 30, 2017 and non-performing consumer loans and finance leases increased in the third quarter by $5.4 million to $26.5 million as of September 30, 2017.  Refer to Note 7 – “Loans Held For Investment” for additional information about early delinquency statistics and payment deferral programs established by the Corporation to assist individuals affected by the recent storms.

Disaster Response Plan Costs, Casualty Losses and Related Insurance

The Corporation implemented its disaster response plan as these storms approached its service areas.  To operate in disaster response mode, the Corporation incurred expenses for, among other things, buying diesel and generators for electric power, debris removal, security matters, and emergency communications with customers regarding the status of Bank operations.  The disaster response plan costs, combined with payroll and rental costs during the idle time caused by the storms, totaled $2.9 million as of September 30, 2017, including $0.6 million in donations and other storm relief efforts and employee assistance. The Corporation will incur additional costs through the end of 2017 as the Corporation addresses ongoing operational issues.  The Corporation maintains insurance for its disaster response costs, as well as for certain revenue lost through business interruption.

The Bank was able to resume operations in Puerto Rico within a week after Hurricane Maria made landfall, but with some limitations.  Certain of the Corporation’s facilities and their contents were damaged by these storms.  The Corporation has recognized asset impairments of approximately $0.6 million as of September 30, 2017, and the Corporation may identify additional impairments through the end of 2017. The Corporation maintains insurance policies for casualty losses that provide for replacement value coverage.

Management believes, based on its understanding of the insurance coverages, that recovery of $2.9 million of the $3.5 million above-mentioned costs and asset impairments identified as of September 30, 2017 is probable.  Accordingly, a receivable of $2.9 million was included in “Other assets” as of September 30, 2017 for the expected recovery. The impairments, recoverable expenses and expected recoveries are included as part of “Other non-interest income” in the statement of (loss) income. Management also believes that there is a possibility that some gains will be recognized with respect to casualty and lost revenue claims in future periods, but this is contingent on reaching agreement on the Corporation’s claims with the insurance carriers.

NOTE 3 – EARNINGS PER COMMON SHARE

The calculations of earnings (loss) per common share for the quarters and nine-month periods ended September 30, 2017 and 2016 are as follows:

	Quarter Ended		Nine-Month Period Ended
	September 30,		September 30,
	2017	2016	2017	2016

(In thousands, except per share information)

Net (loss) income	$(10,752)	$24,074	$42,787	$69,371
Less: Preferred stock dividends	(669)	-	(2,007)	-
Net (loss) income attributable to common stockholders	$(11,421)	$24,074	$40,780	$69,371
Weighted-Average Shares:
Average common shares outstanding	214,187	212,927	213,812	212,682
Average potential dilutive common shares	-	3,651	2,322	2,577
Average common shares outstanding - assuming dilution	214,187	216,578	216,134	215,259
(Loss) earnings per common share:
Basic	$(0.05)	$0.11	$0.19	$0.33
Diluted	$(0.05)	$0.11	$0.19	$0.32

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

    Potential dilutive common shares consist of common stock issuable under the assumed exercise of stock options, unvested shares of restricted stock that do not contain non-forfeitable dividend rights, and outstanding warrants using the treasury stock method. This method assumes that the potential dilutive common shares are issued and outstanding and the proceeds from the exercise, in addition to the amount of compensation cost attributable to future services, are used to purchase common stock at the exercise date. The difference between the numbers of potential dilutive shares issued and the shares purchased is added as incremental shares to the actual number of shares outstanding to compute diluted earnings per share. Stock options, unvested shares of restricted stock that do not contain non-forfeitable dividend rights, and outstanding warrants that result in lower potential dilutive shares issued than shares purchased under the treasury stock method are not included in the computation of dilutive earnings per share since their inclusion would have an antidilutive effect on earnings per share. Warrants outstanding to purchase 1,285,899 shares of common stock and 1,815,904 unvested shares of restricted stock that do not contain non-forfeitable dividend rights were excluded from the computation of diluted earnings per share for the quarter ended September 30, 2017 because the Corporation reported a net loss attributable to common stockholders and their inclusion would have an antidilutive effect. Stock options not included in the computation of outstanding shares because they were antidilutive amounted to 34,989 as of September 30, 2016.

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

The activity of stock options granted under the 1997 stock option plan for the nine-month period ended September 30, 2017 is set forth below:

			Weighted-Average
			Remaining	Aggregate
	Number of	Weighted-Average	Contractual Term	Intrinsic Value
	Options	Exercise Price	(Years)	(In thousands)

Beginning of period outstanding and
exercisable	34,989	$138.00
Options expired	(34,989)	138.00
End of period outstanding and exercisable	-	$-	-	$-

  On May 24, 2016, the Corporation’s stockholders approved the amendment and restatement of the First BanCorp. Omnibus Incentive Plan, as amended (the “Omnibus Plan”), to, among other things, increase the number of shares of common stock reserved for issuance under the Omnibus Plan, extend the term of the Omnibus Plan to May 24, 2026 and re-approve the material terms of the performance goals under the Omnibus Plan for purposes of Section 162(m) of the U.S. Internal Revenue Code of 1986, as amended. The Omnibus Plan provides for equity-based compensation incentives (the “awards”) through the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, cash-based awards and other stock-based awards. The Omnibus Plan authorizes the issuance of up to  14,169,807  shares of common stock, subject to adjustments for stock splits, reorganizations, and other similar events. As of September 30, 2017, 7,713,767 authorized shares of common stock were available for issuance under the Omnibus Plan. The Corporation’s Board of Directors, based on the recommendation of the Corporation’s Compensation Committee, has the power and authority to determine those eligible to receive awards and to establish the terms and conditions of any awards, subject to various limits and vesting restrictions that apply to individual and aggregate awards.

   Under the Omnibus Plan, during the first nine months of 2017, the Corporation awarded to its independent directors 140,360 shares of restricted stock that are subject to a one-year vesting period. In addition, during the first nine months of 2017, the Corporation awarded 951,332 shares of restricted stock to employees subject to vesting periods that range from 1 to 2 years. Included in those 951,332 shares of restricted stock were 838,332 shares granted in the first quarter of 2017 to certain senior officers consistent with the requirements of the Troubled Asset Relief Program (“TARP”) Interim Final Rule, which permit TARP recipients to grant “long-term restricted stock” without violating the prohibition on paying or accruing a bonus payment, subject to limits on value and certain vesting and non-transferability requirements. On May 10, 2017, the United States Department of the Treasury (the “U.S. Treasury”) announced that it had sold all of its remaining 10,291,553 shares of the Corporation’s common stock. As a result of the U.S. Treasury’s sale, the Corporation is no longer subject to the compensation-related restrictions under TARP, which substantially limited the Corporation’s ability to award short-term and long-term incentives to the Corporation’s executives, and the Corporation’s senior officers are no longer subject to the transferability restrictions on their shares of restricted stock. However, since the U.S. Treasury did not recover the full amount of its original investment under TARP, the senior officers forfeited 2,370,571 of their outstanding shares of restricted stock, resulting in a reduction in the number of common shares outstanding. The U.S. Treasury continues to hold a warrant to purchase 1,285,899 shares of the Corporation’s common stock.

The Corporation accounted for the restricted stock that it granted in 2017 prior to the U.S. Treasury’s sale of its shares at a discount from the market price of the Corporation’s outstanding common stock on the date of the grant. For the 838,332 shares of restricted stock granted subject to the TARP requirements, the market price was discounted assuming that 50% of the shares of restricted stock would become freely transferable and the remaining 50% would be forfeited, resulting in a fair value of $2.71 for each share of restricted stock granted under TARP requirements. Since the assumption was correct, the forfeiture resulting from the U.S. Treasury’s sale did not have an impact on the Corporation’s operating results. Also, the Corporation used empirical data to estimate employee terminations; separate groups of employees that have similar historical exercise behavior were considered separately for valuation purposes.

The following table summarizes the restricted stock activity in the first nine months of 2017 under the Omnibus Plan:

	Nine-Month Period Ended
	September 30, 2017

	Number of shares	Weighted-Average
	of restricted	Grant Date
	stock	Fair Value

Non-vested shares at beginning of year	4,178,791	$2.58
Granted	1,091,692	3.30
Forfeited (1)	(2,404,223)	2.33
Vested (2)	(1,050,356)	3.57
Non-vested shares at September 30, 2017	1,815,904	$2.76

(1)

Includes 2,370,571 of outstanding shares of restricted stock, subject to TARP requirements, that were forfeited as a result of the U.S. Treasury's sale of its remaining shares of the Corporation's common stock.

(2)	Includes 743,021 shares of restricted stock released from TARP restrictions.

   For the quarter and nine-month period ended September 30, 2017, the Corporation recognized $1.0 million and $3.0 million, respectively, of stock-based compensation expense related to restricted stock awards, compared to $1.0 million and $2.9 million for the same periods in 2016, respectively. As of September 30, 2017, there was $4.0 million of total unrecognized compensation cost related to non-vested shares of restricted stock. The weighted average period over which the Corporation expects to recognize such cost is 1.2 years.

   During the first nine months of 2016, 130,873 shares of restricted stock were awarded to the Corporation’s independent directors subject to a one-year vesting period. Also, during the first nine months of 2016, the Corporation awarded 1,794,702 shares of restricted stock to employees subject to vesting periods that range from 2 to 3 years. Included in those 1,794,702 shares of restricted stock were 1,546,137 shares granted to certain senior officers consistent with the requirements of TARP. As explained above, the Corporation is no longer subject to the compensation-related restrictions under TARP as a result of the U.S. Treasury’s sale of its remaining shares of the Corporation’s common stock.

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

   Stock-based compensation accounting guidance requires the Corporation to reverse compensation expense for any awards that are forfeited due to employee or director turnover. Quarterly changes in the estimated forfeiture rate may have a significant effect on share-based compensation, as the effect of adjusting the rate for all expense amortization is recognized in the period in which the forfeiture estimate is changed.  If the actual forfeiture rate is higher than the estimated forfeiture rate, then an adjustment is made to increase the estimated forfeiture rate, which will result in a decrease in the expense recognized in the financial statements.  If the actual forfeiture rate is lower than the estimated forfeiture rate, an adjustment is made to decrease the estimated forfeiture rate, which will result in an increase in the expense recognized in the financial statements. The estimated forfeiture rate did not change as a result of the restricted shares forfeited in connection with the aforementioned U.S. Treasury’s sale of the Corporation’s common stock. Approximately $48 thousand of compensation expense was reversed during 2017 related to forfeitures upon resignation of two of the Corporation’s independent directors.

   Also, under the Omnibus Plan, effective April 1, 2013, the Corporation’s Board of Directors determined to increase the salary amounts paid to certain executive officers primarily by paying the increased salary amounts in the form of shares of the Corporation’s common stock, instead of cash. During the first nine months of 2017, the Corporation issued 427,940 shares of common stock (first nine months of 2016 – 629,476 shares) with a weighted average market value of $5.88 (first nine months of 2016 – $3.60) as salary stock compensation. This resulted in a compensation expense of $2.5 million recorded in the first nine months of 2017 (first nine months of 2016 – $2.2 million).

For the first nine months of 2017, the Corporation withheld 143,509 shares (first nine months of 2016 – 189,604 shares) from the common stock paid to certain senior officers as additional compensation and 243,102 shares of restricted stock that vested during the first nine months of 2017 (first nine months of 2016 – 65,498) to cover employees’ payroll and income tax withholding liabilities; these shares are held as treasury shares. The Corporation paid any fractional share of salary stock that the officer was entitled to in cash. In the consolidated financial statements, the Corporation treats shares withheld for tax purposes as common stock repurchases.

    On June 29, 2017, upon the recommendation of the Corporation’s Compensation and Benefits Committee, the Corporation’s Board of Directors approved a new executive compensation program that, as of July 1, 2017, applies to the Corporation’s executive officers as a result of the aforementioned sale by the U.S. Treasury of its remaining shares of the Corporation’s common stock. The new compensation program for executive officers maintains the current levels of cash salary through calendar year 2017. The payment of additional salary amounts currently paid in the form of stock will continue through the second quarter of 2018 and will be eliminated at such time.

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

NOTE 5 – INVESTMENT SECURITIES

Investment Securities Available for Sale

  The amortized cost, non-credit loss component of other-than-temporary impairment (“OTTI”) recorded in other comprehensive income (“OCI”), gross unrealized gains and losses recorded in OCI, approximate fair value, and weighted average yield of investment securities available for sale by contractual maturities as of September 30, 2017 and December 31, 2016 were as follows:

	September 30, 2017
	Amortized cost	Noncredit Loss Component of OTTI Recorded in OCI			Fair value	Weighted-average yield%
			Gross Unrealized
			gains	losses

(Dollars in thousands)

U.S. Treasury securities:
After 1 to 5 years	$7,450	$-	$-	$18	$7,432	1.29

Obligations of U.S.
government-sponsored
agencies:
Due within one year	97,465	-	-	160	97,305	1.05
After 1 to 5 years	334,476	-	138	1,873	332,741	1.39
After 5 to 10 years	16,943	-	29	164	16,808	2.01
After 10 years	41,833	-	-	193	41,640	1.60

Puerto Rico government
obligations:
After 10 years	7,994	-	72	1,295	6,771	5.01

United States and Puerto Rico
government obligations	506,161	-	239	3,703	502,697	1.42

Mortgage-backed securities:
FHLMC certificates:
After 5 to 10 years	20,074	-	115	-	20,189	2.15
After 10 years	267,081	-	550	3,555	264,076	2.17
	287,155	-	665	3,555	284,265	2.17

GNMA certificates:
After 1 to 5 years	91	-	2	-	93	3.07
After 5 to 10 years	75,270	-	1,621	-	76,891	3.05
After 10 years	150,231	-	7,683	56	157,858	3.81
	225,592	-	9,306	56	234,842	3.56
FNMA certificates:
Due within one year	12	-	-	-	12	1.85
After 1 to 5 years	19,563	-	418	20	19,961	2.61
After 5 to 10 years	56,234	-	6	489	55,751	1.86
After 10 years	579,082	-	4,761	4,944	578,899	2.42
	654,891	-	5,185	5,453	654,623	2.38
Collateralized mortgage obligations
guaranteed by the FHLMC
and GNMA:
After 5 to 10 years	18,874	-	28	-	18,902	1.88
After 10 years	36,814	-	181	-	36,995	1.90
	55,688	-	209	-	55,897	1.89
Other mortgage pass-through
trust certificates:
After 10 years	23,620	5,990	-	-	17,630	2.38
	23,620	5,990	-	-	17,630	2.38
Total mortgage-backed
securities	1,246,946	5,990	15,365	9,064	1,247,257	2.52

Other
Due within one year	100	-	-	-	100	1.49

Equity securities (1)	422	-	-	4	418	2.08

Total investment securities
available for sale	$1,753,629	$5,990	$15,604	$12,771	$1,750,472	2.20

(1)	Equity securities consisted of an investment in a Community Reinvestment Act Qualified Investment Fund.

	December 31, 2016
	Amortized cost	Noncredit Loss Component of OTTI Recorded in OCI			Fair value	Weighted-average yield%
			Gross Unrealized
			gains	losses

(Dollars in thousands)

U.S. Treasury securities:
Due within one year	$7,508	$-	$1	$-	$7,509	0.57

Obligations of U.S.
government-sponsored
agencies:
After 1 to 5 years	440,438	-	142	2,912	437,668	1.33
After 5 to 10 years	16,942	-	9	256	16,695	1.91
After 10 years	44,145	-	8	166	43,987	1.12

Puerto Rico government
obligations:
After 1 to 5 years	21,422	12,222	-	-	9,200	-
After 10 years	21,245	2,028	73	1,662	17,628	1.86

United States and Puerto Rico
government obligations	551,700	14,250	233	4,996	532,687	1.29

Mortgage-backed securities:

FHLMC certificates:
After 5 to 10 years	5,908	-	72	-	5,980	2.25
After 10 years	314,906	-	261	5,827	309,340	2.17
	320,814	-	333	5,827	315,320	2.17
GNMA certificates:
After 1 to 5 years	83	-	3	-	86	3.82
After 5 to 10 years	91,744	-	1,635	92	93,287	3.06
After 10 years	123,548	-	9,706	-	133,254	4.36
	215,375	-	11,344	92	226,627	3.81
FNMA certificates:
Due within one year	152	-	2	-	154	4.71
After 1 to 5 years	24,409	-	435	-	24,844	2.18
After 5 to 10 years	17,181	-	-	261	16,920	1.87
After 10 years	690,625	-	4,136	9,406	685,355	2.35
	732,367	-	4,573	9,667	727,273	2.33

Collateralized mortgage
obligations issued or guaranteed
by the FHLMC and GNMA:
After 1 to 5 years	19,851	-	4	31	19,824	1.42
After 10 years	39,120	-	-	132	38,988	1.44
	58,971	-	4	163	58,812	1.43

Other mortgage pass-through
trust certificates:
After 10 years	28,815	8,122	-	-	20,693	2.40

Total mortgage-backed securities	1,356,342	8,122	16,254	15,749	1,348,725	2.49

Other
After 1 to 5 years	100	-	-	-	100	1.50

Equity securities (1)	415	-	-	7	408	2.44

Total investment securities
available for sale	$1,908,557	$22,372	$16,487	$20,752	$1,881,920	2.14

(1)		Equity securities consisted of an investment in a Community Reinvestment Act Qualified Investment Fund.

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

The following tables show the Corporation’s available-for-sale investments’ fair values and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of September 30, 2017 and December 31, 2016. The tables also include debt securities for which an OTTI was recognized and only the amount related to a credit loss was recognized in earnings. For unrealized losses for which OTTI was recognized, the related credit loss was charged against the amortized cost basis of the debt security.

	As of September 30, 2017
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
(In thousands)
Debt securities:
Puerto Rico-government obligations	$-	$-	$2,609	$1,295	$2,609	$1,295
U.S. Treasury and U.S. government
agencies obligations	368,367	1,815	89,811	593	458,178	2,408
Mortgage-backed securities:
FNMA	320,072	2,839	113,145	2,614	433,217	5,453
FHLMC	133,966	1,394	75,028	2,161	208,994	3,555
GNMA	10,966	56	-	-	10,966	56
Other mortgage pass-through trust
certificates	-	-	17,630	5,990	17,630	5,990
Equity securities	406	4	6	-	412	4
	$833,777	$6,108	$298,229	$12,653	$1,132,006	$18,761

	As of December 31, 2016
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
(In thousands)
Debt securities:
Puerto Rico-government obligations	$-	$-	$22,609	$15,912	$22,609	$15,912
U.S. Treasury and U.S. government
agencies obligations	469,046	3,334	-	-	469,046	3,334
Mortgage-backed securities:
FNMA	519,008	9,667	-	-	519,008	9,667
FHLMC	244,839	5,827	-	-	244,839	5,827
GNMA	43,388	92	-	-	43,388	92
Collateralized mortgage obligations
issued or guaranteed by FHLMC and GNMA	55,309	163	-	-	55,309	163
Other mortgage pass-through trust
certificates	-	-	20,693	8,122	20,693	8,122
Equity securities	408	7	-	-	408	7
	$1,331,998	$19,090	$43,302	$24,034	$1,375,300	$43,124

Assessment for OTTI

     Debt securities issued by U.S. government agencies, U.S. government-sponsored entities, and the U.S. Treasury accounted for approximately 99% of the total available-for-sale portfolio as of September 30, 2017 and no credit losses are expected, given the explicit and implicit guarantees provided by the U.S. federal government. The Corporation’s OTTI assessment was concentrated mainly on private label mortgage-backed securities (“MBS”) and on Puerto Rico government debt securities, for which credit losses are evaluated on a quarterly basis. The Corporation considered the following factors in determining whether a credit loss exists and the period over which the debt security is expected to recover:

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

(1)

For the nine-month periods ended September 30, 2017 and 2016, approximately $12.2 million and $6.3 million, respectively, of the credit impairment recognized in earnings consisted of credit losses on Puerto Rico Government debt securities that were sold in the second quarter of 2017, as further discussed below. For the nine-month period ended September 30, 2016, $0.4 million of the credit impairment recognized in earnings was associated with credit losses on private label MBS.

The following tables summarize the roll-forward of credit losses on debt securities held by the Corporation for which a portion of an OTTI is recognized in OCI:

	Cumulative OTTI credit losses recognized in earnings on securities still held
		Credit impairments	Credit impairments	Credit loss
	June 30,	recognized in earnings	recognized in earnings on	reductions for	September 30,
	2017	on securities not	securities that have been	securities sold	2017
	Balance	previously impaired	previously impaired	during the period	Balance
(In thousands)
Available-for-sale securities
Private label MBS	$6,792	$-	$-	$-	$6,792
Total OTTI credit losses for available-for-sale
debt securities	$6,792	$-	$-	$-	$6,792

	Cumulative OTTI credit losses recognized in earnings on securities still held
		Credit impairments	Credit loss
	December 31,	recognized in earnings on	reductions for	September 30,
	2016	securities that have been	securities sold	2017
	Balance	previously impaired	during the period	Balance
(In thousands)
Available-for-sale securities
Puerto Rico government obligations	$22,189	$12,231	$(34,420)	$-
Private label MBS	6,792	-	-	6,792
Total OTTI credit losses for available-for-sale
debt securities	$28,981	$12,231	$(34,420)	$6,792

	Cumulative OTTI credit losses recognized in earnings on securities still held
		Credit impairments	Credit impairments
	June 30,	recognized in earnings	recognized in earnings on	September 30,
	2016	on securities not	securities that have been	2016
	Balance	previously impaired	previously impaired	Balance
(In thousands)
Available-for-sale securities
Puerto Rico government obligations	$22,189	$-	$-	$22,189
Private label MBS	6,792	-	-	6,792
Total OTTI credit losses for available-for-sale
debt securities	$28,981	$-	$-	$28,981

	Cumulative OTTI credit losses recognized in earnings on securities still held
		Credit impairments	Credit impairments
	December 31,	recognized in earnings	recognized in earnings on	September 30,
	2015	on securities not	securities that have been	2016
	Balance	previously impaired	previously impaired	Balance
(In thousands)
Available-for-sale securities
Puerto Rico government obligations	$15,889	$-	$6,300	$22,189
Private label MBS	6,405	-	387	6,792
Total OTTI credit losses for available-for-sale
debt securities	$22,294	$-	$6,687	$28,981

   During the second quarter of 2017, the Corporation sold for an aggregate of $23.4 million three Puerto Rico Government available-for-sale debt securities, specifically bonds of the GDB and the Puerto Rico Public Buildings Authority, carried on its book at an amortized cost at the time of sale of $23.0 million (net of $34.4 million in cumulative OTTI impairment charges). This transaction resulted in a $0.4 million recovery from previous OTTI charges reflected in the statement of (loss) income as part of “net gain on sale of investments.” Approximately $12.2 million of the cumulative OTTI charges on these securities was recorded in the first quarter of 2017.

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

      The discounted risk-adjusted cash flow analysis for the three Puerto Rico government bonds mentioned above assumed a default probability of 100%, as these three non-performing bonds had been in default since the third quarter of 2016. Based on this analysis, the Corporation recorded in the first quarter of  2017 other-than-temporary credit-related impairment charges amounting to $12.2 million, assuming recovery rates ranging from 15% to 80% (with a weighted average of 41%).

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

  Based on the expected cash flows, and since the Corporation does not have the intention to sell the securities and has sufficient capital and liquidity to hold these securities until a recovery of the fair value occurs, only the credit loss component was reflected in earnings.  Significant assumptions in the valuation of the private label MBS were as follows:

	As of		As of
	September 30, 2017		December 31, 2016
	Weighted		Weighted
	Average	Range	Average	Range

Discount rate	14.2%	14.2%	14.1%	12.88% - 14.43%
Prepayment rate	16.5%	12.0% - 29.0%	13.8%	6.5% - 22.5%
Projected Cumulative Loss Rate	4%	0.1% - 7.1%	4%	0.2% - 8.6%

  Investments Held to Maturity

The amortized cost, gross unrealized gains and losses, approximate fair value, weighted-average yield and contractual maturities of investment securities held to maturity as of September 30, 2017 and December 31, 2016 were as follows:

	September 30, 2017
	Amortized cost			Fair value	Weighted average yield%
		Gross Unrealized
		gains	losses

Puerto Rico Municipal Bonds:
After 1 to 5 years	$3,853	$-	$146	$3,707	5.38
After 5 to 10 years	39,523	-	2,775	36,748	5.27
After 10 years	107,251	-	17,581	89,670	4.88
Total investment securities
held to maturity	$150,627	$-	$20,502	$130,125	4.99

	December 31, 2016
	Amortized cost			Fair value	Weighted average yield%
		Gross Unrealized
		gains	losses

Puerto Rico Municipal Bonds:
After 1 to 5 years	$1,136	$-	$20	$1,116	5.38
After 5 to 10 years	10,741	-	718	10,023	4.47
After 10 years	144,313	-	22,693	121,620	4.74
Total investment securities
held to maturity	$156,190	$-	$23,431	$132,759	4.73

The following tables show the Corporation’s held-to-maturity investments’ fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of September 30, 2017 and December 31, 2016:

As of September 30, 2017
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
(In thousands)
Debt securities:
Puerto Rico Municipal Bonds	$-	$-	$130,125	$20,502	$130,125	$20,502

As of December 31, 2016
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
(In thousands)
Debt securities:
Puerto Rico Municipal Bonds	$-	$-	$132,759	$23,431	$132,759	$23,431

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

     Approximately 70% of the held-to-maturity municipal bonds were issued by three of the largest municipalities in Puerto Rico. The vast majority of revenues of these three municipalities is independent of the Puerto Rico central government. These obligations typically are not issued in bearer form, nor are they registered with the SEC and are not rated by external credit agencies. In most cases, these bonds have priority over the payment of operating costs and expenses of the municipality, which are required by law to levy special property taxes in such amounts as are required for the payment of all of their respective general obligation bonds and loans. The PROMESA oversight board has not designated any of the Commonwealth’s 78 municipalities as covered entities under PROMESA. However, while the revised fiscal plan submitted by the Puerto Rico government did not contemplate a restructuring of the debt of Puerto Rico’s municipalities, the plan did call for the gradual elimination of budgetary subsidies provided to municipalities. Furthermore, municipalities are also likely to be affected by the negative economic and other effects resulting from the recent storms and from expense, revenue or cash management measures taken by the Puerto Rico government to address its fiscal and liquidity shortfalls, or measures included in fiscal plans of other government entities, such as the gradual reduction of the Municipal Contribution in Lieu of Taxes (“CILT”) included in the Puerto Rico Electric Power Authority (“PREPA”) fiscal plan and the GDB Restructuring Support Agreement (the “GDB RSA”). The GDB RSA provides for the restructuring under Title VI of PROMESA of substantial portions of the GDB’s indebtedness, including deposits of municipalities, through the issuance of “Participating Bond Claims” in exchange for the release of GDB from liability relating to the bonds, deposits, letters of credit and guarantees. Given the uncertain impact that the negative fiscal situation of the Puerto Rico central government and the measures taken or to be taken by other government entities may have on municipalities, the Corporation cannot be certain if future impairment charges will be required relating to these securities.

     From time to time, the Corporation has securities held to maturity with an original maturity of three months or less that are considered cash and cash equivalents and classified as money market investments in the consolidated statements of financial condition.  As of September 30, 2017 and December 31, 2016, the Corporation had no outstanding securities held to maturity that were classified as cash and cash equivalents.

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

As of September 30, 2017 and December 31, 2016, the Corporation had investments in FHLB stock with a book value of $49.9 million and $40.8 million, respectively. The net realizable value is a reasonable proxy for the fair value of these instruments. Dividend income from FHLB stock for the quarters ended September 30, 2017 and 2016 was $0.5 million and $0.4 million, respectively, and for the nine-month periods ended September 30, 2017 and 2016 was $1.5 million and $1.1 million, respectively.

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

    The Corporation has other equity securities that do not have readily available fair values. The aggregate carrying value of such securities as of September 30, 2017 and December 31, 2016 was $2.2 million.

NOTE 7 – LOANS HELD FOR INVESTMENT

 The following table provides information about the loan portfolio held for investment:

	As of September 30,	As of December 31,
	2017	2016
(In thousands)
Residential mortgage loans, mainly secured by first mortgages	$3,274,340	$3,296,031
Commercial loans:
Construction loans	129,460	124,951
Commercial mortgage loans	1,601,638	1,568,808
Commercial and Industrial loans (1)	2,144,236	2,180,455
Total commercial loans	3,875,334	3,874,214
Finance leases	246,084	233,335
Consumer loans	1,481,456	1,483,293
Loans held for investment	8,877,214	8,886,873
Allowance for loan and lease losses	(230,870)	(205,603)
Loans held for investment, net	$8,646,344	$8,681,270

(1) As of September 30, 2017 and December 31, 2016, includes $884.0 million and $853.9 million, respectively, of commercial loans that are secured by real estate but are not dependent upon the real estate for repayment.

Loans held for investment on which accrual of interest income had been discontinued were as follows:

(In thousands)	September 30,	December 31,
	2017	2016
Non-performing loans:
Residential mortgage	$178,530	$160,867
Commercial mortgage	137,059	178,696
Commercial and Industrial	84,317	146,599
Construction:
Land	10,500	11,026
Construction-commercial	35,519	36,893
Construction-residential	701	1,933
Consumer:
Auto loans	15,809	14,346
Finance leases	1,888	1,335
Other consumer loans	8,809	8,399
Total non-performing loans held for investment (1) (2)(3)	$473,132	$560,094

(1)	Excludes $8.3 million and $8.1 million of non-performing loans held for sale as of September 30, 2017 and December 31, 2016, respectively.

(2)

Amount excludes purchased-credit impaired ("PCI") loans with a carrying value of approximately $157.8 million and $165.8 million as of September 30, 2017 and December 31, 2016, respectively, primarily mortgage loans acquired from Doral Bank in the first quarter of 2015 and from Doral Financial in the second quarter of 2014, as further discussed below.  These loans are not considered non-performing due to the application of the accretion method, under which these loans will accrete interest income over the remaining life of the loans using an estimated cash flow analysis.

(3)

Non-performing loans exclude $388.8 million and $384.9 million of Troubled Debt Restructuring ("TDR") loans that are in compliance with modified terms and in accrual status as of September 30, 2017 and December 31, 2016, respectively.

Loans in Process of Foreclosure

    As of September 30, 2017, the recorded investment of residential mortgage loans collateralized by residential real estate property that are in the process of foreclosure amounted to $156.8 million, including $24.4 million of loans insured by the FHA or guaranteed by the VA, and $20.2 million of PCI loans. The Corporation commences the foreclosure process on residential real estate loans when a borrower becomes 120 days delinquent in accordance with the guidelines of the Consumer Financial Protection Bureau (CFPB). Foreclosure procedures and timelines vary depending on whether the property is located in a judicial or non-judicial state. Judicial states (Puerto Rico, Florida and USVI) require the foreclosure to be processed through the state’s court while foreclosure in non-judicial states (BVI) is processed without court intervention. Foreclosure timelines vary according to state law and investor guidelines. Occasionally, foreclosures may be delayed due to mandatory mediations, bankruptcy, court delays and title issues, among other reasons.

The Corporation’s aging of the loans held for investment portfolio is as follows:
					Purchased Credit-Impaired Loans		Total loans held for investment	90 days past due and still accruing (2)
	30-59 Days Past Due	60-89 Days Past Due	90 days or more Past Due (1)	Total Past Due
As of September 30, 2017
(In thousands)						Current
Residential mortgage:
FHA/VA and other government-guaranteed loans (2) (3) (4)	$-	$4,300	$76,601	$80,901	$-	$40,667	$121,568	$76,601
Other residential mortgage loans (4)	-	82,263	197,176	279,439	153,609	2,719,724	3,152,772	18,646
Commercial:
Commercial and Industrial loans	12,011	1,763	87,970	101,744	-	2,042,492	2,144,236	3,653
Commercial mortgage loans (4)	-	16,300	143,558	159,858	4,185	1,437,595	1,601,638	6,499
Construction:
Land (4)	-	163	10,715	10,878	-	19,075	29,953	215
Construction-commercial	-	-	35,519	35,519	-	56,058	91,577	-
Construction-residential	-	-	701	701	-	7,229	7,930	-
Consumer:
Auto loans	64,869	28,638	15,809	109,316	-	724,896	834,212	-
Finance leases	10,960	4,239	1,888	17,087	-	228,997	246,084	-
Other consumer loans	15,388	5,644	12,746	33,778	-	613,466	647,244	3,937
Total loans held for investment	$103,228	$143,310	$582,683	$829,221	$157,794	$7,890,199	$8,877,214	$109,551
_____________
(1)

Includes non-performing loans and accruing loans that are contractually delinquent 90 days or more (i.e., FHA/VA guaranteed loans and credit cards). Credit card loans continue to accrue finance charges and fees until charged-off at 180 days.

(2)

It is the Corporation's policy to report delinquent residential mortgage loans insured by the FHA or guaranteed by the VA as past-due loans 90 days and still accruing as opposed to non-performing loans since the principal repayment is insured. These balances include $28.9 million of residential mortgage loans insured by the FHA or guaranteed by the VA that are over 15 months delinquent, and are no longer accruing interest as of September 30, 2017.

(3)

As of September 30, 2017, includes $45.1 million of defaulted loans collateralizing Government National Mortgage Association ("GNMA") securities for which the Corporation has an unconditional option (but not an obligation) to repurchase the defaulted loans.

(4)

According to the Corporation's delinquency policy and consistent with the instructions for the preparation of the Consolidated Financial Statements for Bank Holding Companies (FR Y-9C) required by the  Federal Reserve Board, residential mortgage, commercial mortgage, and construction loans are considered past due when the borrower is in arrears on two or more monthly payments. FHA/VA government-guaranteed loans, other residential mortgage loans, commercial mortgage loans, land loans, construction-residential loans and construction-commercial loans past due 30-59 days as of September 30, 2017 amounted to $9.4 million, $216.1 million, $33.8 million, $0.9 million, $6.4 million and $0.1 million, respectively.

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

In working with borrowers affected by Hurricanes Irma and Maria, which made landfall on September 6, 2017 and September 20, 2017, respectively, the Corporation provided automatic three-month deferred repayment arrangements across-the-board to all consumer borrowers (i.e. personal loans, auto loans, finance leases and credit cards) who were current in their payments or no more than 2 payment in arrears as of the date of the respective hurricane.  For residential mortgage loans, the Corporation has entered into deferral payment agreements on 10,160 residential mortgages totaling $1.3 billion that provide for a three-month payment deferral for those loans current or no more than 2 payment in arrears as of the date of the event. The qualifying mortgage borrowers were required to contact the Corporation and opt in for the program. For both consumer and residential mortgage loans subject to the deferral programs, each borrower is required to resume making their regularly scheduled loan payments at the end of the deferral period and the deferred amounts were moved to the end of the loan. The payment deferral programs were applied prospectively from the respective dates of the events and did not change the delinquency status of the loans as of such dates. Accordingly, if all payments were current at the date of the event, the loan will not be reported as past due during the deferral period.  Furthermore, for loans subject to the deferral programs on which payments were past due prior to the event, the delinquency status of such loans was frozen to the status that existed at the date of the event until the end of the deferral period. As of September 30, 2017, residential mortgage loans in early delinquency (i.e., 60-89 days in the table above) include $86.3 million of loans subject to the storm-related deferral programs established in Puerto Rico and the Virgin Islands.

The Corporation’s credit quality indicators by loan type as of September 30, 2017 and December 31, 2016 are summarized below:

	Commercial Credit Exposure - Credit Risk Profile Based on Creditworthiness Category:
	Substandard	Doubtful	Loss	Total Adversely Classified (1)	Total Portfolio
September 30, 2017
(In thousands)
Commercial mortgage	$158,960	$6,416	$-	$165,376	$1,601,638
Construction:
Land	18,753	-	-	18,753	29,953
Construction - commercial	35,520	-	-	35,520	91,577
Construction - residential	701	-	-	701	7,930
Commercial and Industrial	142,800	3,472	798	147,070	2,144,236

	Commercial Credit Exposure - Credit Risk Profile Based on Creditworthiness Category:
	Substandard	Doubtful	Loss	Total Adversely Classified (1)	Total Portfolio
December 31, 2016
(In thousands)
Commercial mortgage	$193,391	$35,416	$-	$228,807	$1,568,808
Construction:
Land	19,345	-	-	19,345	31,766
Construction - commercial	36,893	-	-	36,893	77,475
Construction - residential	1,933	-	-	1,933	15,710
Commercial and Industrial	133,599	67,996	784	202,379	2,180,455
_________
(1)	Excludes $8.3 million and $8.1 million of construction-land non-performing loans held for sale as of September 30, 2017 and December 31, 2016, respectively.

The Corporation considers a loan as adversely classified if its risk rating is Substandard, Doubtful or Loss. These categories are defined as follows:

Substandard- A Substandard asset is inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Assets so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

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

	Consumer Credit Exposure - Credit Risk Profile based on Payment activity
	Residential Real Estate		Consumer
September 30, 2017	FHA/VA/ Guaranteed (1)	Other residential loans	Auto	Finance Leases	Other Consumer
(In thousands)
Performing	$121,568	$2,820,633	$818,403	$244,196	$638,435
Purchased Credit-Impaired (2)	-	153,609	-	-	-
Non-performing	-	178,530	15,809	1,888	8,809
Total	$121,568	$3,152,772	$834,212	$246,084	$647,244

(1)

 It is the Corporation's policy to report delinquent residential mortgage loans insured by the FHA or guaranteed by the VA as past due loans 90 days and still accruing as opposed to non-performing loans since the principal repayment is insured. This balance includes $28.9 million of residential mortgage loans insured by the FHA or guaranteed by the VA that are over 15 months delinquent, and are no longer accruing interest as of September 30, 2017.

(2)

 PCI loans are excluded from non-performing statistics due to the application of the accretion method, under which these loans will accrete interest income over the remaining life of the loans using estimated cash flow analyses.

	Consumer Credit Exposure - Credit Risk Profile based on Payment activity
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

(2)

 PCI loans are excluded from non-performing statistics due to the application of the accretion method, under which these loans will accrete interest income over the remaining life of the loans using estimated cash flow analyses.

      The following tables present information about impaired loans, excluding PCI loans, which are reported separately, as discussed below:

Impaired Loans

					Quarter Ended		Nine-Month Period Ended

					September 30, 2017
	Recorded Investment	Unpaid Principal Balance	Related Specific Allowance	Year-To-Date Average Recorded Investment	Interest Income Recognized on Accrual Basis	Interest Income Recognized on Cash Basis	Interest Income Recognized on Accrual Basis	Interest Income Recognized on Cash Basis
(In thousands)
As of September 30, 2017
With no related specific allowance recorded:
FHA/VA-Guaranteed loans	$-	$-	$-	$-	$-	$-	$-	$-
Other residential mortgage loans	88,479	116,636	-	90,381	594	91	1,712	427
Commercial:
Commercial mortgage loans	22,832	27,204	-	23,403	194	67	583	199
Commercial and Industrial Loans	8,379	11,106	-	8,566	74	-	208	-
Construction:
Land	-	-	-	-	-	-	-	-
Construction-commercial	-	-	-	-	-	-	-	-
Construction-residential	-	-	-	-	-	-	-	-
Consumer:
Auto loans	339	339	-	357	1	-	2	-
Finance leases	-	-	-	-	-	-	-	-
Other consumer loans	2,048	3,028	-	2,220	17	25	52	67
	$122,077	$158,313	$-	$124,927	$880	$183	$2,557	$693
With a related specific allowance recorded:
FHA/VA-Guaranteed loans	$-	$-	$-	$-	$-	$-	$-	$-
Other residential mortgage loans	337,356	375,130	19,417	341,360	3,815	311	11,458	1,121
Commercial:
Commercial mortgage loans	131,043	190,883	10,456	153,354	570	18	1,038	88
Commercial and Industrial Loans	102,560	124,335	11,240	104,076	380	174	744	211
Construction:
Land	14,601	19,938	848	14,800	122	9	358	32
Construction-commercial	35,520	38,595	979	36,101	-	-	-	-
Construction-residential	252	355	38	252	-	-	-	-
Consumer:
Auto loans	23,164	23,164	3,646	24,917	461	-	1,355	-
Finance leases	2,248	2,271	63	2,532	43	-	140	-
Other consumer loans	10,438	12,104	1,468	12,221	371	15	975	38
	$657,182	$786,775	$48,155	$689,613	$5,762	$527	$16,068	$1,490
Total:
FHA/VA-Guaranteed loans	$-	$-	$-	$-	$-	$-	$-	$-
Other residential mortgage loans	425,835	491,766	19,417	431,741	4,409	402	13,170	1,548
Commercial:
Commercial mortgage loans	153,875	218,087	10,456	176,757	764	85	1,621	287
Commercial and Industrial Loans	110,939	135,441	11,240	112,642	454	174	952	211
Construction:
Land	14,601	19,938	848	14,800	122	9	358	32
Construction-commercial	35,520	38,595	979	36,101	-	-	-	-
Construction-residential	252	355	38	252	-	-	-	-
Consumer:
Auto loans	23,503	23,503	3,646	25,274	462	-	1,357	-
Finance leases	2,248	2,271	63	2,532	43	-	140	-
Other consumer loans	12,486	15,132	1,468	14,441	388	40	1,027	105
	$779,259	$945,088	$48,155	$814,540	$6,642	$710	$18,625	$2,183

Impaired Loans

	Recorded Investment	Unpaid Principal Balance	Related Specific Allowance	Year-To-Date Average Recorded Investment
(In thousands)
As of December 31, 2016
With no related specific allowance recorded:
FHA/VA-Guaranteed loans	$-	$-	$-	$-
Other residential mortgage loans	67,996	82,602	-	71,003
Commercial:
Commercial mortgage loans	72,620	91,685	-	80,713
Commercial and Industrial Loans	14,656	24,642	-	17,209
Construction:
Land	180	233	-	212
Construction-commercial	-	-	-	-
Construction-residential	956	1,531	-	956
Consumer:
Auto loans	599	599	-	615
Finance leases	94	94	-	95
Other consumer loans	4,516	5,876	-	4,696
	$161,617	$207,262	$-	$175,499
With a related specific allowance recorded:
FHA/VA-Guaranteed loans	$-	$-	$-	$-
Other residential mortgage loans	374,271	423,648	8,633	380,273
Commercial:
Commercial mortgage loans	121,771	133,883	26,172	122,609
Commercial and Industrial Loans	138,887	165,399	22,638	149,153
Construction:
Land	14,870	19,918	947	15,589
Construction-commercial	36,893	38,721	324	38,191
Construction-residential	392	551	134	392
Consumer:
Auto loans	24,276	24,276	3,717	26,562
Finance leases	2,553	2,553	71	2,751
Other consumer loans	12,375	12,734	1,785	13,322
	$726,288	$821,683	$64,421	$748,842
Total:
FHA/VA-Guaranteed loans	$-	$-	$-	$-
Other residential mortgage loans	442,267	506,250	8,633	451,276
Commercial:
Commercial mortgage loans	194,391	225,568	26,172	203,322
Commercial and Industrial Loans	153,543	190,041	22,638	166,362
Construction:
Land	15,050	20,151	947	15,801
Construction-commercial	36,893	38,721	324	38,191
Construction-residential	1,348	2,082	134	1,348
Consumer:
Auto loans	24,875	24,875	3,717	27,177
Finance leases	2,647	2,647	71	2,846
Other consumer loans	16,891	18,610	1,785	18,018
	$887,905	$1,028,945	$64,421	$924,341

Interest income of approximately $7.2 million ($6.4 million on an accrual basis and $0.8 million on a cash basis) and $21.7 million ($18.9 million on an accrual basis and $2.8 on a million cash basis) was recognized on impaired loans for the third quarter and nine-month period ended September 30, 2016, respectively.

The following tables show the activity for impaired loans and the related specific reserve for the quarters and nine-month periods ended September 30, 2017 and 2016:

	Quarter Ended		Nine-Month Period Ended
	September 30,		September 30,
	2017	2016	2017	2016
(In thousands)
Impaired Loans:
Balance at beginning of period	$735,625	$953,774	$887,905	$806,509
Loans determined impaired during the period	71,884	26,613	110,488	261,544
Charge-offs (1)	(6,472)	(30,426)	(66,959)	(50,027)
Loans sold, net of charge-offs	-	-	(53,245)	-
Increases to impaired loans-additional disbursements	3,215	1,091	4,454	2,852
Foreclosures	(5,657)	(11,856)	(36,347)	(28,466)
Loans no longer considered impaired	(542)	(2,674)	(3,324)	(27,560)
Paid in full or partial payments	(18,794)	(23,668)	(63,713)	(51,998)
Balance at end of period	$779,259	$912,854	$779,259	$912,854

(1)	For the nine-month period ended September 30, 2017, includes a charge-off of $10.7 million related to the sale of the PREPA credit line, as further discussed below.

	Quarter Ended		Nine-Month Period Ended
	September 30,		September 30,
	2017	2016	2017	2016
(In thousands)
Specific Reserve:
Balance at beginning of period	$40,794	$86,372	$64,421	52,581
Provision for loan losses	13,819	16,619	50,014	70,011
Net charge-offs	(6,458)	(30,309)	(66,280)	(49,910)
Balance at end of period	$48,155	$72,682	$48,155	$72,682

   Purchased Credit Impaired (PCI) Loans

    The Corporation acquired PCI loans accounted for under ASC 310-30 as part of a transaction that closed on February 27, 2015 in which FirstBank acquired 10 Puerto Rico branches of Doral Bank, and acquired certain assets, including PCI loans, and assumed deposits, through an alliance with Banco Popular of Puerto Rico, which was the successful lead bidder with the FDIC on the failed Doral Bank, as well as other co-bidders. The Corporation also acquired PCI loans in previously completed asset acquisitions that are accounted for under ASC 310-30. These previous transactions include the acquisition from Doral Financial in the second quarter of 2014 of all Doral Financial’s rights, title and interest in first and second residential mortgages loans in full satisfaction of secured borrowings owed by such entity to FirstBank.

   Under ASC 310-30, the acquired PCI loans were aggregated into pools based on similar characteristics (i.e., delinquency status, loan terms). Each loan pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. Since the loans are accounted for by the Corporation under ASC 310-30, they are not considered non-performing and will continue to have an accretable yield as long as there is a reasonable expectation about the timing and amount of cash flows expected to be collected. The Corporation recognizes additional losses on this portfolio when it is probable that the Corporation will be unable to collect all cash flows expected as of the acquisition date plus additional cash flows expected to be collected arising from changes in estimates after the acquisition date.

The carrying amount of PCI loans was as follows:
	As of
	September 30,	December 31,
	2017	2016
(In thousands)
Residential mortgage loans	$153,609	$162,676
Commercial mortgage loans	4,185	3,142
Total PCI loans	$157,794	$165,818
Allowance for loan losses	(10,235)	(6,857)
Total PCI loans, net of allowance for loan losses	$147,559	$158,961

The following tables present PCI loans by past due status as of September 30, 2017 and December 31, 2016:

As of September 30, 2017	30-59 Days	60-89 Days	90 days or more	Total Past Due		Total PCI loans
					Current
(In thousands)
Residential mortgage loans	$-	$14,310	$28,820	$43,130	$110,479	$153,609
Commercial mortgage loans	-	471	2,285	2,756	1,429	4,185
Total (1)	$-	$14,781	$31,105	$45,886	$111,908	$157,794
_____________
(1)

According to the Corporation's delinquency policy and consistent with the instructions for the preparation of the Consolidated Financial Statements for Bank Holding Companies (FR Y-9C) required by the  Federal Reserve Board, residential mortgage and commercial mortgage loans are considered past due when the borrower is in arrears on two or more monthly payments. PCI residential mortgage loans and commercial mortgage loans past due 30-59 days as of September 30, 2017 amounted to $27.5 million and $0.4 million, respectively.

As of December 31, 2016	30-59 Days	60-89 Days	90 days or more	Total Past Due		Total PCI loans
					Current
(In thousands)
Residential mortgage loans	$-	$11,892	$27,849	$39,741	$122,935	$162,676
Commercial mortgage loans	-	355	1,150	1,505	1,637	3,142
Total (1)	$-	$12,247	$28,999	$41,246	$124,572	$165,818

(1)

According to the Corporation's delinquency policy and consistent with the instructions for the preparation of the Consolidated Financial Statements for Bank Holding Companies (FR Y-9C) required by the  Federal Reserve Board, residential mortgage and commercial mortgage loans are considered past due when the borrower is in arrears on two or more monthly payments. PCI residential mortgage loans and commercial mortgage loans past due 30-59 days as of December 31, 2016 amounted to $22.3 million and $0.1 million, respectively.

Initial Fair Value and Accretable Yield of PCI Loans

At acquisition, the Corporation estimated the cash flows the Corporation expected to collect on the PCI loans. Under the accounting guidance for PCI loans, the difference between the contractually required payments and the cash flows expected to be collected at acquisition is referred to as the non-accretable difference. This difference is neither accreted into income nor recorded on the Corporation’s consolidated statement of financial condition. The excess of cash flows expected to be collected over the estimated fair value is referred to as the accretable yield and is recognized in interest income over the remaining life of the loans, using the effective-yield method.

Changes in accretable yield of acquired loans

Subsequent to an acquisition of loans, the Corporation is required to periodically evaluate its estimate of cash flows expected to be collected. These evaluations, performed quarterly, require the continued use of key assumptions and estimates, similar to the initial estimate of fair value. Subsequent changes in the estimated cash flows expected to be collected may result in changes in the accretable yield and non-accretable difference or reclassifications from non-accretable yield to accretable yield. Increases in the cash flows expected to be collected will generally result in an increase in interest income over the remaining life of the loan or pool of loans. Decreases in expected cash flows due to further credit deterioration will generally result in an impairment charge recognized in the Corporation’s provision for loan and lease losses, resulting in an increase to the allowance for loan losses. During the first nine months of 2017, the Corporation increased by $3.4 million to $10.2 million the reserve related to PCI loans acquired from Doral Financial in 2014 and from Doral Bank in 2015. The reserve is driven by the revisions to the expected cash flows of the portfolios for the remaining term of the loan pools based on expected performance and market conditions.

Changes in the accretable yield of PCI loans for the quarters and nine-month periods ended September 30, 2017 and 2016 were as follows:

	Quarter Ended		Nine-Month Period Ended
	September 30,	September 30,	September 30,	September 30,
	2017	2016	2017	2016
(In thousands)
Balance at beginning of period	$108,971	$122,179	$116,462	$118,385
Accretion recognized in earnings	(2,656)	(2,875)	(8,177)	(8,691)
Reclassification (to) from non-accretable	-	-	(1,970)	9,610
Balance at end of period	$106,315	$119,304	$106,315	$119,304

Changes in the carrying amount of loans accounted for pursuant to ASC 310-30 were as follows:
	Quarter Ended		Nine-Month Period Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
(In thousands)
Balance at beginning of period	$160,368	$169,690	$165,818	$173,913
Accretion	2,656	2,875	8,177	8,691
Collections	(4,225)	(4,184)	(13,327)	(13,136)
Foreclosures	(1,005)	(240)	(2,874)	(1,327)
Ending balance	$157,794	$168,141	$157,794	$168,141
Allowance for loan losses	(10,235)	(6,857)	(10,235)	(6,857)
Ending balance, net of allowance for loan losses	$147,559	$161,284	$147,559	$161,284

Changes in the allowance for loan losses related to PCI loans follows:

	Quarter Ended		Nine-Month Period Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
(In thousands)
Balance at beginning of period	$9,446	$6,857	$6,857	$3,962
Provision for loan losses	789	-	3,378	2,895
Balance at end of period	$10,235	$6,857	$10,235	$6,857

 The outstanding principal balance of PCI loans, including amounts charged off by the Corporation, amounted to $196.4 million as of September 30, 2017 (December 2016 - $207.3 million).

Purchases and Sales of Loans

During the first nine months of 2017, the Corporation purchased $48.9 million of residential mortgage loans consistent with a strategic program to purchase ongoing residential mortgage loan production from mortgage bankers in Puerto Rico. Generally, the loans purchased from mortgage bankers were conforming residential mortgage loans. Purchases of conforming residential mortgage loans provide the Corporation the flexibility to retain or sell the loans, including through securitization transactions, depending upon the Corporation’s interest rate risk management strategies. When the Corporation sells such loans, it generally keeps the servicing of the loans.

     In the ordinary course of business, the Corporation sells residential mortgage loans (originated or purchased) to GNMA and government-sponsored entities (“GSEs”) such as Fannie Mae (“FNMA”) and Freddie Mac (“FHLMC”), which generally securitize the transferred loans into mortgage-backed securities for sale into the secondary market. The Corporation sold approximately $69.5 million of performing residential mortgage loans to FNMA and FHLMC during the first nine months of 2017.  Also, during the first nine months of 2017, the Corporation sold $200.2 million of FHA/VA mortgage loans to GNMA, which packages them into mortgage-backed securities. The Corporation’s continuing involvement in these sold loans consists primarily of servicing the loans. In addition, the Corporation agrees to repurchase loans when it breaches any of the representations and warranties included in the sale agreement. These representations and warranties are consistent with the GSEs’ selling and servicing guidelines (i.e., ensuring that the mortgage was properly underwritten according to established guidelines).

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

   During the first nine months of 2017 and 2016, the Corporation repurchased, pursuant to its repurchase option with GNMA, $24.7 million and $20.9 million, respectively, of loans previously sold to GNMA.  The principal balance of these loans is fully guaranteed and the risk of loss related to the repurchased loans is generally limited to the difference between the delinquent interest payment advanced to GNMA computed at the loan’s interest rate and the interest payments reimbursed by FHA, which are computed at a pre-determined debenture rate. Repurchases of GNMA loans allow the Corporation, among other things, to maintain acceptable delinquency rates on outstanding GNMA pools and remain as a seller and servicer in good standing with GNMA. The Corporation generally remediates any breach of representations and warranties related to the underwriting of such loans according to established GNMA guidelines without incurring losses. The Corporation does not maintain a liability for estimated losses as a result of breaches in representations and warranties.

Loan sales to FNMA and FHLMC are without recourse in relation to the future performance of the loans.  The Corporation repurchased at par loans previously sold to FNMA and FHLMC in the amount of $27 thousand and $0.7 million during the first nine months of 2017 and 2016, respectively. The Corporation’s risk of loss with respect to these loans is also minimal as these repurchased loans are generally performing loans with documentation deficiencies. No losses related to breaches of representations and warranties were incurred in the first nine months of 2017. Historically, losses experienced on these loans have been immaterial. As a consequence, as of September 30, 2017, the Corporation does not maintain a liability for estimated losses on loans expected to be repurchased as a result of breaches in loan and servicer representations and warranties.

In addition, during the first nine months of 2017, the Corporation purchased $32.0 million in commercial and industrial loan participations. Also, during the first nine months of 2016, the Corporation sold a $20.2 million participation in a commercial mortgage loan.

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

Loan Portfolio Concentration

     The Corporation’s primary lending area is Puerto Rico.  The Corporation’s banking subsidiary, FirstBank, also lends in the USVI and BVI markets and in the United States (principally in the state of Florida).  Of the total gross loans held for investment portfolio of $8.9 billion as of September 30, 2017, approximately 75% have credit risk concentration in Puerto Rico, 18% in the United States, and 7% in the USVI and BVI.

    As of September 30, 2017, the Corporation had $56.2 million of outstanding loans extended to the Puerto Rico government, its municipalities and public corporations, compared to $133.6 million as of December 31, 2016. As mentioned above, during the first quarter of 2017, the Corporation received an unsolicited offer and sold its outstanding participation in the PREPA line of credit with a book value of $64 million at the time of sale (principal balance of $75 million), thereby reducing its direct exposure to the Puerto Rico government. Approximately $33.9 million of the outstanding loans consisted of loans extended to municipalities in Puerto Rico, which in most cases are supported by assigned property tax revenues.  The vast majority of revenues of the municipalities included in the Corporation’s loan portfolio are independent of the Puerto Rico central government. These municipalities are required by law to levy special property taxes in such amounts as are required for the payment of all of their respective general obligation bonds and notes. Late in 2015, the GDB and the Municipal Revenue Collection Center (CRIM) signed and perfected a deed of trust. Through this deed, the GDB, as fiduciary, is bound to keep the CRIM funds separate from any other deposits and must distribute the funds pursuant to applicable law. The CRIM funds are deposited at another commercial depository financial institution in Puerto Rico. Approximately $6.8 million of the outstanding loans as of September 30, 2017 consisted of a loan to a unit of the central government, and approximately $15.4 million consisted of a loan to an affiliate of a public corporation.

Furthermore, as of September 30, 2017, the Corporation had three loans granted to the hotel industry in Puerto Rico guaranteed by the Puerto Rico Tourism Development Fund (“TDF”) with an outstanding principal balance of $120.2 million (book value $72.4 million), compared to $127.7 million outstanding (book value of $111.8 million) as of December 31, 2016. The borrower and the operations of the underlying collateral of these loans are the primary sources of repayment and the TDF provides a secondary guarantee for payment performance.  The TDF is a subsidiary of the GDB. These loans have been classified as non-performing and impaired since the first quarter of 2016, and interest payments have been applied against principal since then. Approximately $4.1 million of interest payments received on loans guaranteed by the TDF since late March 2016 have been applied against principal. During the second quarter of 2017, the Corporation recorded charge-offs of $29.7 million on these facilities.  The largest of these three loans became over 90 days matured in the second quarter of 2017 and, as a collateral dependent loan, the portion of the recorded investment in excess of the fair value of the collateral and the guarantee was charged-off.  A portion of the charge-offs was related to an adjustment to the estimated fair value of the guarantee on these loans in light of an agreement reached in the second quarter of 2017 in which the TDF agreed to honor a portion of its guarantee through a cash payment and a fixed income financial instrument. During the third quarter of 2017, the Corporation received a cash payment of $ 7.6 million in connection with this agreement.  The issuance of the fixed income financial instrument is linked to the GDB’s Restructuring Support Agreement approved by the PROMESA oversight board. Upon completion of the agreement, TDF will be released as guarantor and the income-producing real estate properties will be the only collateral on these loans, thus, any decline in the collateral valuations may require additional impairments on these bonds. As of September 30, 2017, the non-performing loans guaranteed by the TDF and related facilities are being carried (net of reserves and accumulated charge-offs) at 53% of unpaid principal balance.

    In addition, the Corporation had $116.0 million in exposure to residential mortgage loans that are guaranteed by the Puerto Rico Housing Finance Authority. Residential mortgage loans guaranteed by the Puerto Rico Housing Finance Authority are secured by the underlying properties and the guarantees serve to cover shortfalls in collateral in the event of a borrower default. The Puerto Rico government guarantees up to $75 million of the principal guaranteed under the mortgage loan insurance program. According to the most recently released audited financial statements of the Puerto Rico Housing Financing Authority, as of June 30, 2015, the Puerto Rico Housing Finance Authority’s mortgage loan insurance program covered loans in an aggregate of approximately $552 million. The regulations adopted by the Puerto Rico Housing Finance Authority require the establishment of adequate reserves to guarantee the solvency of the mortgage loan insurance fund. As of June 30, 2015, the most recent date as to which information is available, the Puerto Rico Housing Finance Authority had a restricted net position for such purposes of approximately $77.4 million.

    The Corporation also has credit exposure to USVI government entities. As of September 30, 2017, the Corporation had $84.8 million in loans to USVI government instrumentalities and public corporations, compared to $84.7 million as of December 31, 2016.  Of the amount outstanding as of September 30, 2017, approximately $61.6 million was owed by public corporations of the USVI and $23.2 million was owed by an independent instrumentality of the USVI government.  All loans are currently performing and up to date with their respective principal and interest payments.

    The Corporation cannot predict at this time the impact that the current fiscal situation of the Commonwealth of Puerto Rico, the uncertainty about the debt restructuring process, and the various legislative and other measures adopted and to be adopted by the Puerto Rico government and the PROMESA oversight board in response to such fiscal situation and Hurricanes Irma and Maria will have on the Puerto Rico economy, the Corporation’s clients, and on the Corporation’s financial condition and results of operations.

Refer to Note 8 – “Allowance for Loan and Lease Losses” for additional information about the Corporation’s initial estimate of losses related to the impact of Hurricanes Irma and Maria in the third quarter of 2017.

Troubled Debt Restructurings

The Corporation provides homeownership preservation assistance to its customers through a loss mitigation program in Puerto Rico that is similar to the U.S. government’s Home Affordable Modification Program guidelines. Depending upon the nature of borrowers’ financial condition, restructurings or loan modifications through this program as well as other restructurings of individual commercial, commercial mortgage, construction, and residential mortgage loans fit the definition of a TDR. A restructuring of a debt constitutes a TDR if the creditor for economic or legal reasons related to the debtor’s financial difficulties grants a concession to the debtor that it would not otherwise consider. Modifications involve changes in one or more of the loan terms that bring a defaulted loan current and provide sustainable affordability. Changes may include, among others, the extension of the maturity of the loan and modifications of the loan rate. As of September 30, 2017, the Corporation’s total TDR loans held for investment of $585.8 million consisted of $363.3 million of residential mortgage loans, $88.0 million of commercial and industrial loans, $51.6 million of commercial mortgage loans, $44.9 million of construction loans, and $38.0 million of consumer loans. Outstanding unfunded commitments on TDR loans amounted to $4.1 million as of September 30, 2017.

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

   Prior to permanently modifying a loan, the Corporation may enter into trial modifications with certain borrowers. Trial modifications generally represent a six-month period during which the borrower makes monthly payments under the anticipated modified payment terms prior to a formal modification. Upon successful completion of a trial modification, the Corporation and the borrower enter into a permanent modification. TDR loans that are participating in or that have been offered a binding trial modification are classified as TDRs when the trial offer is made and continue to be classified as TDRs regardless of whether the borrower enters into a permanent modification. As of September 30, 2017, we classified an additional $1.8 million of residential mortgage loans as TDRs that were participating in or had been offered a trial modification.

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

Loans subject to the above described three-month payment deferral programs established by the Corporation in the third quarter of 2017 to assist individuals affected by Hurricanes Irma and Maria are not considered TDRs as the time period for deferral of payments is not significant.

Selected information on TDR loans that includes the recorded investment by loan class and modification type is summarized in the following tables. This information reflects all TDRs:

	September 30, 2017
	Interest rate below market	Maturity or term extension	Combination of reduction in interest rate and extension of maturity	Forgiveness of principal and/or interest	Other (1)	Total
(In thousands)
Troubled Debt Restructurings:
Non-FHA/VA Residential Mortgage loans	$26,013	$8,308	$268,035	$-	$60,913	$363,269
Commercial Mortgage Loans	6,639	2,124	32,697	-	10,185	51,645
Commercial and Industrial Loans	2,115	20,749	16,026	94	49,039	88,023
Construction Loans:
Land	17	6,645	2,181	-	320	9,163
Construction-commercial	-	-	-	35,520	-	35,520
Construction-residential	-	-	-	-	217	217
Consumer Loans - Auto	-	1,371	14,721	-	7,412	23,504
Finance Leases	-	255	2,016	-	-	2,271
Consumer Loans - Other	821	2,053	7,323	250	1,736	12,183
Total Troubled Debt Restructurings	$35,605	$41,505	$342,999	$35,864	$129,822	$585,795

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

The following table presents the Corporation's TDR loans activity:

	Quarter Ended		Nine-Month Period Ended
	September 30,		September 30,
	2017	2016	2017	2016
(In thousands)
Beginning balance of TDRs	$568,543	$670,991	$647,048	$661,591
New TDRs	29,101	15,596	83,368	66,075
Increases to existing TDRs - additional
disbursements	2,650	517	3,404	1,573
Charge-offs post modification (1)	(2,949)	(5,445)	(26,976)	(15,899)
Sales, net of charge-offs	-	-	(53,245)	-
Foreclosures	(3,564)	(5,567)	(24,085)	(12,967)
Removed from the TDR classification	-	-	-	(3,031)
Paid-off and partial payments	(7,986)	(19,774)	(43,719)	(41,024)
Ending balance of TDRs	$585,795	$656,318	$585,795	$656,318

(1)	For the nine-month period ended September 30, 2017, includes a charge-off of $10.7 million related to the sale of the PREPA credit line.

TDR loans are classified as either accrual or nonaccrual loans. Loans in accrual status may remain in accrual status when their contractual terms have been modified in a TDR if the loan had demonstrated performance prior to the restructuring and payment in full under the restructured terms is expected. Otherwise, loans on nonaccrual and restructured as a TDR will remain on nonaccrual status until the borrower has proven the ability to perform under the modified structure, generally for a minimum of six months, and there is evidence that such payments can and are likely to continue as agreed. Performance prior to the restructuring, or significant events that coincide with the restructuring, are included in assessing whether the borrower can meet the new terms and may result in the loan being returned to accrual status at the time of the restructuring or after a shorter performance period. If the borrower’s ability to meet the revised payment schedule is uncertain, the loan remains classified as a nonaccrual loan. Loan modifications increase the Corporation’s interest income by returning a non-performing loan to performing status, if applicable, increase cash flows by providing for payments to be made by the borrower, and limit increases in foreclosure and OREO costs. A TDR loan that specifies an interest rate that at the time of the restructuring is greater than or equal to the rate the Corporation is willing to accept for a new loan with comparable risk may not be reported as a TDR, or as an impaired loan in the calendar years subsequent to the restructuring, if it is in compliance with its modified terms. During the first nine months of 2016, the Corporation removed a $3.0 million loan from the TDR classification as the borrower was no longer experiencing financial difficulties, and the loan was refinanced at market terms and does not contain any concession to the borrower.

The following table provides a breakdown of the TDR loans by those in accrual and nonaccrual status:

	As of September 30, 2017

	Accrual	Nonaccrual (1)	Total TDRs
(In thousands)
Non-FHA/VA Residential Mortgage loans	$281,256	$82,013	$363,269
Commercial Mortgage Loans	33,695	17,950	51,645
Commercial and Industrial Loans	38,077	49,946	88,023
Construction Loans:
Land	7,599	1,564	9,163
Construction-commercial	-	35,520	35,520
Construction-residential	-	217	217
Consumer Loans - Auto	15,599	7,905	23,504
Finance Leases	2,045	226	2,271
Consumer Loans - Other	10,563	1,620	12,183
Total Troubled Debt Restructurings	$388,834	$196,961	$585,795

(1)

 Included in non-accrual loans are $82.8 million in loans that are performing under the terms of the restructuring agreement but are reported in nonaccrual status until the restructured loans meet the criteria of sustained payment performance under the revised terms for reinstatement to accrual status and are deemed fully collectible.

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

TDR loans exclude restructured residential mortgage loans that are guaranteed by the U.S. federal government (i.e., FHA/VA loans) totaling $62.1 million as of September 30, 2017 (December 31, 2016 - $69.1 million). The Corporation excludes FHA/VA guaranteed loans from TDR loan statistics given that, in the event that the borrower defaults on the loan, the principal and interest (at the specified debenture rate) are guaranteed by the U.S. government; therefore, the risk of loss on these types of loans is very low. The Corporation does not consider loans with U.S. federal government guarantees to be impaired loans for the purpose of calculating the allowance for loan and lease losses.

Loan modifications that are considered TDRs and were completed during the quarters and nine-month periods ended September 30, 2017 were as follows:

	Quarter Ended September 30, 2017
	Number of contracts	Pre-modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(Dollars in thousands)
Troubled Debt Restructurings:
Non-FHA/VA Residential Mortgage loans	25	$3,358	$3,358
Commercial Mortgage Loans	4	2,569	2,318
Commercial and Industrial Loans	8	21,079	21,019
Land	1	18	18
Consumer Loans - Auto	109	1,568	1,568
Consumer Loans - Other	199	796	820
Total Troubled Debt Restructurings	346	$29,388	$29,101

	Nine-Month Period Ended September 30, 2017
	Number of contracts	Pre-modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(Dollars in thousands)
Troubled Debt Restructurings:
Non-FHA/VA Residential Mortgage loans	113	$17,585	$17,349
Commercial Mortgage Loans	12	25,274	24,783
Commercial and Industrial Loans	13	32,153	32,093
Construction Loans:
Land	2	43	46
Consumer Loans - Auto	383	5,741	5,741
Finance Leases	22	548	548
Consumer Loans - Other	602	2,756	2,808
Total Troubled Debt Restructurings	1,147	$84,100	$83,368

	Quarter Ended September 30, 2016
	Number of contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(Dollars in thousands)
Troubled Debt Restructurings:
Non-FHA/VA Residential Mortgage loans	55	$8,631	$8,449
Commercial Mortgage Loans	5	679	712
Commercial and Industrial Loans	2	1,432	1,432
Construction Loans:
Land	4	158	155
Consumer Loans - Auto	189	3,262	3,262
Finance Leases	11	295	295
Consumer Loans - Other	257	1,269	1,291
Total Troubled Debt Restructurings	523	$15,726	$15,596

	Nine-Month Period Ended September 30, 2016
	Number of contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(Dollars in thousands)
Troubled Debt Restructurings:
Non-FHA/VA Residential Mortgage loans	167	$25,040	$24,040
Commercial Mortgage Loans	8	3,351	3,380
Commercial and Industrial Loans	21	21,693	21,693
Construction Loans:
Land	4	158	155
Consumer Loans - Auto	612	10,961	10,961
Finance Leases	59	1,477	1,477
Consumer Loans - Other	862	4,312	4,369
Total Troubled Debt Restructurings	1,733	$66,992	$66,075

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

   Loan modifications considered TDR loans that defaulted during the quarters and nine-month periods ended September 30, 2017 and September 30, 2016 and had become TDR during the 12-months preceding the default date, were as follows:

	Quarter Ended September 30,
	2017		2016
	Number of contracts	Recorded Investment	Number of contracts	Recorded Investment
(Dollars in thousands)
Non-FHA/VA Residential Mortgage loans	16	$1,795	14	$1,707
Consumer Loans - Auto	4	59	5	68
Consumer Loans - Other	53	223	22	93
Finance Leases	-	-	1	30
Total	73	$2,077	42	$1,898

	Nine-Month Period Ended September 30,
	2017		2016
	Number of contracts	Recorded Investment	Number of contracts	Recorded Investment
(Dollars in thousands)
Non-FHA/VA Residential Mortgage loans	38	$4,686	35	$4,863
Commercial Mortgage Loans	1	57	-	-
Consumer Loans - Auto	13	189	45	702
Consumer Loans - Other	99	387	89	339
Finance Leases	-	-	2	43
Total	151	$5,319	171	$5,947

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

The recorded investment in loans held for investment restructured using the A/B note restructure workout strategy was approximately $35.6 million as of September 30, 2017. The following table provides additional information about the volume of this type of loan restructuring and the effect on the allowance for loan and lease losses in the first nine months of 2017 and 2016:

	September 30, 2017	September 30, 2016
(In thousands)
Principal balance	$35,603	$38,004
Amount charged off	$-	$-
(Release) charges to the provision for loan losses	$(1,080)	$2,660
Allowance for loan losses at end of period	$4,061	$3,521

Approximately $3.1 million of the loans restructured using the A/B note restructure workout strategy are in accrual status. These loans continue to be individually evaluated for impairment purposes.

NOTE 8 – ALLOWANCE FOR LOAN AND LEASE LOSSES

The changes in the allowance for loan and lease losses were as follows:

	Residential Mortgage Loans	Commercial Mortgage Loans	Commercial & Industrial Loans	Construction Loans	Consumer Loans	Total

(In thousands)
Quarter ended September 30, 2017
Allowance for loan and lease losses:
Beginning balance	$40,587	$38,576	$42,082	$3,736	$48,504	$173,485
Charge-offs	(7,177)	(266)	(738)	(47)	(11,141)	(19,369)
Recoveries	321	43	114	16	1,247	1,741
Provision (release)	23,321	17,590	(1,079)	242	34,939	75,013
Ending balance	$57,052	$55,943	$40,379	$3,947	$73,549	$230,870
Ending balance: specific reserve for impaired loans	$19,417	$10,456	$11,240	$1,865	$5,177	$48,155
Ending balance: purchased credit-impaired loans (1)	$9,863	$372	$-	$-	$-	$10,235
Ending balance: general allowance	$27,772	$45,115	$29,139	$2,082	$68,372	$172,480
Loans held for investment:
Ending balance	$3,274,340	$1,601,638	$2,144,236	$129,460	$1,727,540	$8,877,214
Ending balance: impaired loans	$425,835	$153,875	$110,939	$50,373	$38,237	$779,259
Ending balance: purchased credit-impaired loans	$153,609	$4,185	$-	$-	$-	$157,794
Ending balance: loans with general allowance	$2,694,896	$1,443,578	$2,033,297	$79,087	$1,689,303	$7,940,161

	Residential Mortgage Loans	Commercial Mortgage Loans	Commercial & Industrial Loans	Construction Loans	Consumer Loans	Total

(In thousands)
Nine-Month Period Ended September 30, 2017
Allowance for loan and lease losses:
Beginning balance	$33,980	$57,261	$61,953	$2,562	$49,847	$205,603
Charge-offs	(22,369)	(32,123)	(19,168)	(705)	(33,386)	(107,751)
Recoveries	1,961	151	5,613	594	6,148	14,467
Provision (release)	43,480	30,654	(8,019)	1,496	50,940	118,551
Ending balance	$57,052	$55,943	$40,379	$3,947	$73,549	$230,870
Ending balance: specific reserve for impaired loans	$19,417	$10,456	$11,240	$1,865	$5,177	$48,155
Ending balance: purchased credit-impaired loans (1)	$9,863	$372	$-	$-	$-	$10,235
Ending balance: general allowance	$27,772	$45,115	$29,139	$2,082	$68,372	$172,480
Loans held for investment:
Ending balance	$3,274,340	$1,601,638	$2,144,236	$129,460	$1,727,540	$8,877,214
Ending balance: impaired loans	$425,835	$153,875	$110,939	$50,373	$38,237	$779,259
Ending balance: purchased credit-impaired loans	$153,609	$4,185	$-	$-	$-	$157,794
Ending balance: loans with general allowance	$2,694,896	$1,443,578	$2,033,297	$79,087	$1,689,303	$7,940,161

	Residential Mortgage Loans	Commercial Mortgage Loans	Commercial & Industrial Loans	Construction Loans	Consumer Loans	Total

(In thousands)
Quarter ended September 30, 2016
Allowance for loan and lease losses:
Beginning balance	$38,955	$69,799	$69,789	$2,747	$53,164	$234,454
Charge-offs	(8,514)	(13,730)	(10,587)	(19)	(13,716)	(46,566)
Recoveries	972	335	929	140	2,303	4,679
Provision (release)	4,553	(152)	5,597	2,480	9,025	21,503
Ending balance	$35,966	$56,252	$65,728	$5,348	$50,776	$214,070
Ending balance: specific reserve for impaired loans	$9,667	$25,907	$28,668	$3,004	$5,436	$72,682
Ending balance: purchased credit-impaired loans (1)	$6,638	$219	$-	$-	$-	$6,857
Ending balance: general allowance	$19,661	$30,126	$37,060	$2,344	$45,340	$134,531
Loans held for investment:
Ending balance	$3,299,942	$1,545,014	$2,167,011	$124,298	$1,727,389	$8,863,654
Ending balance: impaired loans	$444,039	$198,500	$178,174	$47,707	$44,434	$912,854
Ending balance: purchased credit-impaired loans	$165,014	$3,127	$-	$-	$-	$168,141
Ending balance: loans with general allowance	$2,690,889	$1,343,387	$1,988,837	$76,591	$1,682,955	$7,782,659

	Residential Mortgage Loans	Commercial Mortgage Loans	Commercial & Industrial Loans	Construction Loans	Consumer Loans	Total

(In thousands)
Nine-Month Period Ended September 30, 2016
Allowance for loan and lease losses:
Beginning balance	$39,570	$68,211	$68,768	$3,519	$60,642	$240,710
Charge-offs	(27,352)	(15,742)	(16,260)	(623)	(41,490)	(101,467)
Recoveries	2,159	414	1,885	301	6,526	11,285
Provision	21,589	3,369	11,335	2,151	25,098	63,542
Ending balance	$35,966	$56,252	$65,728	$5,348	$50,776	$214,070
Ending balance: specific reserve for impaired loans	$9,667	$25,907	$28,668	$3,004	$5,436	$72,682
Ending balance: purchased credit-impaired loans (1)	$6,638	$219	$-	$-	$-	$6,857
Ending balance: general allowance	$19,661	$30,126	$37,060	$2,344	$45,340	$134,531
Loans held for investment:
Ending balance	$3,299,942	$1,545,014	$2,167,011	$124,298	$1,727,389	$8,863,654
Ending balance: impaired loans	$444,039	$198,500	$178,174	$47,707	$44,434	$912,854
Ending balance: purchased credit-impaired loans	$165,014	$3,127	$-	$-	$-	$168,141
Ending balance: loans with general allowance	$2,690,889	$1,343,387	$1,988,837	$76,591	$1,682,955	$7,782,659

(1)	Refer to Note 7- "Loans Held For Investment-PCI Loans" for additional information about changes in the allowance for loan losses related to PCI loans.

As described in Note 2 – “Natural Disasters Affecting First BanCorp. in Third Quarter 2017” two strong hurricanes affected the Corporation’s service areas during September 2017.  These storms caused widespread property damage, flooding, power outages, and water and communication services interruptions, and severely disrupted normal economic activity in the affected areas.

Damages associated with the storm-related events will have significant short-term economic repercussions, both positive and negative, for the Corporation’ s commercial and individual loan customers in the most severely affected parts of Puerto Rico and the Virgin Islands. While these events have affected certain asset quality metrics, including higher delinquencies and non-performing loans, the storms’ ultimate effect on loan collections is uncertain.  However, the Corporation’s loan officers are making individual storm-impact assessments for all commercial customers. The recent occurrence of the events makes it difficult to estimate the immediate impact at such level. The expectation is that the assessment will be substantially completed by the fourth quarter of 2017.

The Corporation’s loan portfolio in Puerto Rico and the Virgin Islands totaled $7.3 billion as of September 30, 2017, or 82% of the entire portfolio.  The composition of these loans generally reflects the composition of the entire portfolio, which is close to 60% of residential and consumer loans to individual customers and 40% of commercial and construction loans.

Management has determined a separate qualitative element of the allowance to represent the estimate of inherent losses associated with the impact of the storm-related events on the Corporation’s Puerto Rico and Virgin Islands loan portfolios.  This estimate is judgmental and subject to changes as conditions evolve. This qualitative element of the allowance was determined based on the estimated impact the storms could have on current employment levels (e.g unemployment rate that doubles current levels in Puerto Rico based on statistics observed in the aftermath of similar natural disasters in the U.S mainland like Hurricane Katrina) economic activity in the Corporation’s geographic regions, and the time it could take for the affected regions to return to a more normalized operating environment. It is expected that the rebuilding efforts will stimulate economic activity and accelerate the pace of economic recovery from the hurricanes.

The Corporation’s credit risk modeling framework used to determine the storm-related estimate is similar to the one used for benchmarking purposes as part of the annual Dodd-Frank Act Stress Testing (“DFAST”) regulatory exercise.  Models were developed following a regression modeling approach in which relationships between portfolio-level loss rates and key economic indicators were derived based on historical behavior.  These models went through an extensive model specification and selection process that resulted in the use of certain variables, such as the unemployment rate and the Puerto Rico Economic Activity Index, which showed the highest predictive power of potential losses in our outstanding loan portfolio.

Resulting loss factors were assigned to the overall performing balance of each major loan portfolio category in the affected regions, resulting in a total charge of $66.5 million (composed of $59.2 million for Puerto Rico and $7.3 million for Virgin Islands) that consisted of: (i) a $13.7 million charge to the provision for residential mortgage loans, (ii) an $18.1 million charge to the provision of commercial mortgage loans, (iii) an $8.0 million charge to the provision for commercial and industrial loans, (iv)  a $0.8 million charge to the provision for construction loans, and (v) a $25.9 million charge to the provision for consumer loans.

Residential and consumer loans are underwritten principally on income streams, with collateral viewed as a second source of repayment.  The storms’ impact varies widely within the residential and consumer portfolio, with some individual borrowers experiencing the devastation of loss of both home and employment and others with both homes and jobs intact. Properties used as collateral generally require insurance, minimizing the potential loss from property damages.

  For the commercial portfolio, the Corporation conducted a preliminary review of all loans in the Puerto Rico and Virgin Islands regions in amounts over $10 million, which accounts for 74.5% of the total commercial portfolio of such regions, and determined that 100% of the real estate-backed loans have property insurance. As such, the Corporation understands that credit losses and/or credit deterioration will mainly occur from the overall economic effect the storms will have on the economy of Puerto Rico and the Virgin Islands.

Estimates of the storms’ effect on loan losses will change over time as additional information becomes available, and any related revisions in the allowance calculation will be reflected in the provision for loan losses as they occur. Such revisions could be material.

As of September 30, 2017, the Corporation maintained a $0.9 million reserve for unfunded loan commitments (December 31, 2016 - $1.6 million), mainly related to outstanding commitments on floor plan revolving lines of credit. The reserve for unfunded loan commitments is an estimate of the losses inherent in off-balance sheet loan commitments to borrowers that are experiencing financial difficulties at the balance sheet date. It is calculated by multiplying an estimated loss factor by an estimated probability of funding, and then by the period-end amounts for unfunded commitments. The reserve for unfunded loan commitments is included as part of accounts payable and other liabilities in the consolidated statement of financial condition and any change to the reserve is included as part of other non-interest expenses in the consolidated statements of income.

NOTE 9 – LOANS HELD FOR SALE

The Corporation’s loans held-for-sale portfolio was composed of:

	As of
	September 30, 2017	December 31, 2016
(In thousands)
Residential mortgage loans	$19,286	$41,927
Construction loans	8,290	8,079
Total	$27,576	$50,006

Non-performing loans held for sale totaled $8.3 million and $8.1 million as of September 30, 2017 and December 31, 2016, respectively.

NOTE 10 –  OTHER REAL ESTATE OWNED

The following table presents OREO inventory as of the dates indicated:

	September 30,	December 31,
	2017	2016
(In thousands)
OREO
OREO balances, carrying value:
Residential (1)	$56,993	$46,917
Commercial	85,194	78,698
Construction	10,790	12,066
Total	$152,977	$137,681

(1)

Excludes $22.6 million and $15.0 million as of September 30, 2017 and December 31, 2016, respectively, of foreclosures that meet the conditions of ASC 310-40 and are presented as a receivable (other assets) in the statement of financial condition.

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

The Corporation designates a derivative as a fair value hedge, cash flow hedge or economic undesignated hedge when it enters into the derivative contract.  As of September 30, 2017 and December 31, 2016, all derivatives held by the Corporation were considered economic undesignated hedges.  These undesignated hedges are recorded at fair value with the resulting gain or loss recognized in current earnings.

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

The following table summarizes the notional amounts of all derivative instruments:

	Notional Amounts (1)
	As of	As of
	September 30,	December 31,
	2017	2016
(In thousands)
Undesignated economic hedges:
Interest rate contracts:
Written interest rate cap agreements	$91,510	$91,510
Purchased interest rate cap agreements	91,510	91,510
Forward Contracts:
Sale of TBA GNMA MBS pools	20,000	33,000
	$203,020	$216,020

(1)	Notional amounts are presented on a gross basis with no netting of offsetting exposure positions.

The following table summarizes for derivative instruments their fair value and location in the consolidated statements of financial condition:

	Asset Derivatives			Liability Derivatives
	Statement of	September 30,	December 31,		September 30,	December 31,
	Financial	2017	2016		2017	2016
	Condition Location	Fair Value	Fair Value	Statement of Financial Condition Location	Fair Value	Fair Value
(In thousands)

Undesignated economic hedges:
Interest rate contracts:
Written interest rate cap agreements	Other assets	$-	$-	Accounts payable and other liabilities	$219	$552
Purchased interest rate cap agreements	Other assets	219	554	Accounts payable and other liabilities	-	-
Forward Contracts:
Sales of TBA GNMA MBS pools	Other assets	75	-	Accounts payable and other liabilities	2	201
		$294	$554		$221	$753

The following table summarizes the effect of derivative instruments on the consolidated statements of income:

		Gain (or Loss)		Gain (or Loss)
	Location of Gain or (Loss)	Quarter Ended		Nine-Month Period Ended
	Recognized in Statement of	September 30,		September 30,
	Income on Derivatives	2017	2016	2017	2016

(In thousands)
Undesignated economic hedges:
Interest rate contracts:
Written and purchased interest rate cap agreements	Interest income - Loans	$(1)	$5	$(2)	$(2)
Forward contracts:
Sales of TBA GNMA MBS pools	Mortgage banking activities	(34)	219	274	(17)
Total (loss) gain on derivatives		$(35)	$224	$272	$(19)

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

As of September 30, 2017, the Corporation has not entered into any derivative instrument containing credit-risk-related contingent features.

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

Offsetting of Financial Assets and Derivative Assets

				Gross Amounts Not Offset in the Statement of Financial Position
			Net Amounts of Assets Presented in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position
				Financial Instruments	Cash Collateral
As of September 30, 2017						Net Amount
(In thousands)
Description
Derivatives	$219	$-	$219	$(219)	$-	$-
Securities purchased under agreements to resell	200,000	(200,000)	-	-	-	-
Total	$200,219	$(200,000)	$219	$(219)	$-	$-

				Gross Amounts Not Offset in the Statement of Financial Position
			Net Amounts of Assets Presented in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position
				Financial Instruments	Cash Collateral
As of December 31, 2016						Net Amount
(In thousands)
Description
Derivatives	$554	$-	$554	$(554)	$-	$-
Securities purchased under agreements to resell	200,000	(200,000)	-	-	-	-
Total	$200,554	$(200,000)	$554	$(554)	$-	$-

Offsetting of Financial Liabilities and Derivative Liabilities

Gross Amounts Not Offset in the Statement of Financial Position
Net Amounts of Liabilities Presented in the Statement of Financial Position
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position
				Financial Instruments	Cash Collateral
As of September 30, 2017						Net Amount
(In thousands)
Description
Securities sold under agreements to repurchase	$200,000	$(200,000)	$-	$-	$-	$-

Gross Amounts Not Offset in the Statement of Financial Position
Net Amounts of Liabilities Presented in the Statement of Financial Position
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position
				Financial Instruments	Cash Collateral
As of December 31, 2016						Net Amount
(In thousands)
Description
Securities sold under agreements to repurchase	$200,000	$(200,000)	$-	$-	$-	$-

NOTE 13 – GOODWILL AND OTHER INTANGIBLES

Goodwill as of September 30, 2017 and December 31, 2016 amounted to $28.1 million, recognized as part of “Other Assets” in the consolidated statements of financial condition. The Corporation conducted its annual evaluation of goodwill and intangibles during the fourth quarter of 2016. The Corporation’s goodwill is related to the acquisition of FirstBank Florida in 2005.

There have been no significant events related to the Florida reporting unit that could indicate potential goodwill impairment since the date of the last evaluation; therefore, no goodwill impairment evaluation was performed during the first nine months of 2017. Goodwill and other indefinite life intangibles are reviewed at least annually for impairment.

In connection with the acquisition of the FirstBank-branded credit card loan portfolio, in the second quarter of 2012, the Corporation recognized a purchased credit card relationship intangible of $24.5 million, which is being amortized over the remaining estimated life of 4.2 years on an accelerated basis based on the estimated attrition rate of the purchased credit card accounts, which reflects the pattern in which the economic benefits of the intangible asset are consumed. These benefits are consumed as the revenue stream generated by the cardholder relationship is realized.

    The core deposit intangible acquired in the February 2015 Doral Bank transaction amounted to $5.8 million ($3.9 million as of September 30, 2017).

    In the first quarter of 2016, FirstBank Insurance Agency acquired certain insurance customer accounts and related customer records and recognized an insurance customer relationship intangible of $1.1 million ($0.8 million as of September 30, 2017), which is being amortized over the next 5.3 years on a straight-line basis. The acquired accounts have a direct relationship to the previous mortgage loan portfolio acquisitions from Doral Bank and Doral Financial in 2015 and 2014.

The following table shows the gross amount and accumulated amortization of the Corporation’s intangible assets recognized as part of Other Assets in the consolidated statements of financial condition:

	As of	As of
	September 30,	December 31,
	2017	2016
(Dollars in thousands)
Core deposit intangible:
Gross amount, beginning of period	$51,664	$51,664
Accumulated amortization (1)	(45,779)	(44,466)
Net carrying amount	$5,885	$7,198

Remaining amortization period	7.3 years	8.1 years

Purchased credit card relationship intangible:
Gross amount	$24,465	$24,465
Accumulated amortization (2)	(15,832)	(13,934)
Net carrying amount	$8,633	$10,531

Remaining amortization period	4.2 years	5 years

Insurance customer relationship intangible:
Gross amount	$1,067	$1,067
Accumulated amortization (3)	(254)	(140)
Net carrying amount	$813	$927

Remaining amortization period	5.3 years	6.1 years

(1) For the quarter and nine-month period ended September 30, 2017, the amortization expense of core deposit intangibles amounted to $0.4 million and $1.3 million, respectively (2016 - $0.5 million and $1.5 million, respectively).

(2) For the quarter and nine-month period ended September 30, 2017, the amortization expense of the purchased credit card relationship intangible amounted to $0.6 million and $1.9 million, respectively (2016 - $0.7 million and $2.1 million, respectively).

(3) For the quarter and nine-month period ended September 30, 2017, the amortization expense of insurance customer relationship intangible amounted to $38 thousand and $0.1 million, respectively (2016 - $38 thousand and $0.1 million, respectively).

The estimated aggregate annual amortization expense related to these intangible assets for future periods is as follows:

Amount
(In thousands)
2017	$1,077
2018	3,591
2019	3,088
2020	2,851
2021	2,658
2022 and after	2,066

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

Below is a summary of transfers of financial assets to VIEs for which the Corporation has retained some level of continuing involvement:

GNMA

The Corporation typically transfers first lien residential mortgage loans in conjunction with GNMA securitization transactions in which the loans are exchanged for cash or securities that are readily redeemed for cash proceeds and servicing rights. The securities issued through these transactions are guaranteed by the issuer and, as such, under seller/servicer agreements, the Corporation is required to service the loans in accordance with the issuers’ servicing guidelines and standards. As of September 30, 2017, the Corporation serviced loans securitized through GNMA with a principal balance of $1.6 billion.

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

     During the third quarter of 2017, the Corporation completed the repurchase of $7.3 million of trust preferred securities of the FBP Statutory Trust I that were offered to the Corporation by an investment banking firm. The Corporation repurchased and cancelled the repurchased trust preferred securities, resulting in a commensurate reduction in the related Floating Rate Junior Subordinated Debenture. The Corporation’s purchase price equated to 81% of the $7.3 million par value. The 19% discount, plus accrued interest, resulted in a gain of approximately $1.4 million, which is reflected in the statement of income as a “Gain on early extinguishment of debt”. In a separate transaction, during the first quarter of 2016, the Corporation completed the repurchase of $10 million of trust-preferred securities of the FBP Statutory Trust II that were auctioned in a public sale at which the Corporation was invited to participate. The Corporation repurchased and cancelled the repurchased trust preferred securities, resulting in a commensurate reduction in the related Junior Subordinated Deferrable Debentures. The Corporation’s winning bids equated to 70% of the $10 million par value. The 30% discount, plus accrued interest, resulted in a gain of approximately $4.2 million, which is also reflected in the statement of income as a “Gain on early extinguishment of debt.” During the second quarter of 2015, the Corporation issued 852,831 shares of the Corporation’s common stock in exchange for $5.3 million of trust preferred securities (FBP Statutory Trust I), which enabled the Corporation to cancel $5.5 million of the carrying value of the debentures underlying the purchased trust preferred securities.

     The Collins Amendment to the Dodd-Frank Wall Street Reform and Consumer Protection Act eliminates certain trust-preferred securities from Tier 1 Capital; however, these instruments may remain in Tier 2 capital until the instruments are redeemed or mature. Under the indentures, the Corporation has the right, from time to time, and without causing an event of default, to defer payments of interest on the Junior Subordinated Deferrable Debentures by extending the interest payment period at any time and from time to time during the term of the subordinated debentures for up to twenty consecutive quarterly periods. During the second quarter of 2016, the Corporation received approval from the Federal Reserve and paid $31.2 million for all the accrued but deferred interest payments plus the interest for the second quarter on the Corporation’s subordinated debentures associated with its trust preferred securities. Subsequently, the Corporation received quarterly approvals and made scheduled quarterly interest payments for the third and fourth quarters of 2016 and the first, second and third quarters of 2017. The Corporation received approval to make the quarterly payment for December 31, 2017.  As of September 30, 2017, the Corporation is current on all interest payments due on its subordinated debt. On October 2017, the Federal Reserve Bank of New York terminated the formal written agreement (the “Written Agreement”) entered into on June 3, 2010 between the Corporation and the Reserve Bank. However, the Corporation has agreed with the Reserve Bank to continue to obtain the approval of the Reserve Bank before paying dividends, receiving dividends from the Bank, making payments on subordinated debt or trust preferred securities, incurring or guaranteeing debt or purchasing or redeeming any corporate stock.

Grantor Trusts

    During 2004 and 2005, a third party to the Corporation, referred to in this subsection as the seller, established a series of statutory trusts to effect the securitization of mortgage loans and the sale of trust certificates. The seller initially provided the servicing for a fee, which is senior to the obligations to pay trust certificate holders. The seller then entered into a sales agreement through which it sold and issued the trust certificates in favor of the Corporation’s banking subsidiary. Currently, the Bank is the sole owner of the trust certificates; the servicing of the underlying residential mortgages that generate the principal and interest cash flows is performed by another third party, which receives a servicing fee. The securities are variable rate securities indexed to 90-day LIBOR plus a spread. The principal payments from the underlying loans are remitted to a paying agent (servicer), who then remits interest to the Bank; interest income is shared to a certain extent with the FDIC, which has an interest only strip (“IO”) tied to the cash flows of the underlying loans and is entitled to receive the excess of the interest income less a servicing fee over the variable rate income that the Bank earns on the securities. This IO is limited to the weighted-average coupon on the securities. The FDIC became the owner of the IO upon its intervention of the seller, a failed financial institution. No recourse agreement exists and the risks from losses on non-accruing loans and repossessed collateral are absorbed by the Bank as the sole holder of the certificates.  As of September 30, 2017, the amortized cost and fair value of the Grantor Trusts amounted to $23.6 million and $17.6 million, respectively, with a weighted average yield of 2.38%.

Investment in unconsolidated entity

   On February 16, 2011, FirstBank sold an asset portfolio consisting of performing and non-performing construction, commercial mortgage and commercial and industrial loans with an aggregate book value of $269.3 million to CPG/GS, an entity organized under the laws of the Commonwealth of Puerto Rico and majority owned by PRLP Ventures LLC ("PRLP"), a company created by Goldman, Sachs & Co. and Caribbean Property Group.  In connection with the sale, the Corporation received $88.5 million in cash and a 35% interest in CPG/GS, and made a loan in the amount of $136.1 million representing seller financing provided by FirstBank. The loan has a seven-year maturity and bears variable interest at 30-day LIBOR plus 300 basis points and is secured by a pledge of all of the acquiring entity's assets as well as PRLP’s 65% ownership interest in CPG/GS. As of September 30, 2017, the carrying amount of the loan was $4.0 million, which was included in the Corporation's commercial and industrial loans held for investment portfolio. FirstBank’s equity interest in CPG/GS is accounted for under the equity method. When applying the equity method, the Bank follows the Hypothetical Liquidation Book Value method (“HLBV”) to determine its share of CPG/GS’s earnings or loss. The loss recorded in 2014 reduced to zero the carrying amount of the Bank’s investment in CPG/GS. No negative investment needs to be reported as the Bank has no legal obligation or commitment to provide further financial support to this entity; thus, no further losses have been or will be recorded on this investment. Any potential increase in the carrying value of the investment in CPG/GS, under the HLBV method, would depend upon how better off the Bank is at the end of the period than it was at the beginning of the period after the waterfall calculation performed to determine the amount of gain allocated to the investors.

    FirstBank also provided an $80 million advance facility to CPG/GS to fund unfunded commitments and costs to complete projects under construction, which was fully disbursed in 2011, and a $20 million working capital line of credit to fund certain expenses of CPG/GS. The working capital line expired in September 2016 and no amount is outstanding. During 2012, CPG/GS repaid the outstanding balance of the advance facility to fund unfunded commitments, and the funds became available for rewithdrawal under a one-time revolver agreement. This facility loan bears variable interest at 30-day LIBOR plus 300 basis points. As of September 30, 2017, the carrying value of the revolver agreement was $6.7 million, which was included in the Corporation's commercial and industrial loans held for investment portfolio.

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

The changes in servicing assets are shown below:

	Quarter Ended		Nine-Month Period Ended
	September 30,		September 30,
(In thousands)	2017	2016	2017	2016

Balance at beginning of period	$26,502	$25,044	$26,244	$24,282
Capitalization of servicing assets	833	1,420	2,757	3,878
Amortization	(775)	(817)	(2,342)	(2,424)
Adjustment to fair value	(690)	(263)	(1,047)	(387)
Other (1)	129	91	387	126
Balance at end of period	$25,999	$25,475	$25,999	$25,475

(1)	Amount represents the adjustment to fair value related to the repurchase of loans serviced for others.

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

Changes in the impairment allowance were as follows:

	Quarter Ended		Nine-Month Period Ended
	September 30,		September 30,
	2017	2016	2017	2016
(In thousands)
Balance at beginning of period	$197	$260	$461	$136
Temporary impairment charges	690	266	1,047	460
OTTI of servicing assets	-	-	(621)	-
Recoveries	-	(3)	-	(73)
Balance at end of period	$887	$523	$887	$523

The components of net servicing income are shown below:

	Quarter Ended		Nine-Month Period Ended
	September 30,		September 30,
	2017	2016	2017	2016

(In thousands)
Servicing fees	$1,898	$1,930	$5,897	$5,657
Late charges and prepayment penalties	103	200	340	505
Adjustment for loans repurchased	129	91	387	126
Other (1)	-	-	(35)	(1)
Servicing income, gross	2,130	2,221	6,589	6,287
Amortization and impairment of servicing assets	(1,464)	(1,080)	(3,389)	(2,811)
Servicing income, net	$666	$1,141	$3,200	$3,476

(1)	Mainly consisted of compensatory fees imposed by GSEs.

    The Corporation’s servicing assets are subject to prepayment and interest rate risks. Key economic assumptions used in determining the fair value at the time of sale of the related mortgages ranged as follows:

	Maximum	Minimum
Nine-Month Period Ended September 30, 2017:
Constant prepayment rate:
Government-guaranteed mortgage loans	6.2%	6.0%
Conventional conforming mortgage loans	6.7%	6.3%
Conventional non-conforming mortgage loans	9.5%	9.1%
Discount rate:
Government-guaranteed mortgage loans	12.0%	12.0%
Conventional conforming mortgage loans	10.0%	10.0%
Conventional non-conforming mortgage loans	14.3%	14.3%

Nine-Month Period Ended September 30, 2016:
Constant prepayment rate:
Government-guaranteed mortgage loans	7.6%	6.1%
Conventional conforming mortgage loans	8.0%	6.5%
Conventional non-conforming mortgage loans	14.1%	10.6%
Discount rate:
Government-guaranteed mortgage loans	12.0%	11.5%
Conventional conforming mortgage loans	10.0%	9.5%
Conventional non-conforming mortgage loans	14.3%	13.8%

  The weighted-averages of the key economic assumptions used by the Corporation in its valuation model and the sensitivity of the current fair value to immediate 10% and 20% adverse changes in those assumptions for mortgage loans as of September 30, 2017 were as follows:

(Dollars in thousands)
Carrying amount of servicing assets	$25,999
Fair value	$29,543
Weighted-average expected life (in years)	8.30

Constant prepayment rate (weighted-average annual rate)	6.41%
Decrease in fair value due to 10% adverse change	$767
Decrease in fair value due to 20% adverse change	$1,500

Discount rate (weighted-average annual rate)	11.22%
Decrease in fair value due to 10% adverse change	$1,383
Decrease in fair value due to 20% adverse change	$2,653

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

NOTE 15 – IMPAIRMENT OF FIXED ASSETS

  The Corporation identified impairment to several of its facilities and equipment in the areas affected by Hurricanes Irma and Maria. Losses related to the damaged facilities and equipment have been charged against earnings in the third quarter of 2017, and included as a component of “Other non-interest income” in the statement of (loss) income. The losses have been determined with information currently available as to carrying amounts of impaired assets and extent of damage sustained. Management has currently identified asset impairments of approximately $0.6 million as of September 30, 2017. If the sustained damage differs from the initial assessments, the result could cause additional charges for estimated losses through the end of 2017. The Corporation maintains insurance policies for casualty losses that provide for replacement value coverage.

  Management believes, based on its understanding of the insurance coverages, that recovery of asset impairments identified as of September 30, 2017 is probable.  As such, insurance recoveries of $0.6 million was recorded in the third quarter of 2017, also as a component of “Other non-interest income” in the statement of (loss) income, and the corresponding receivable was included as part of “Other assets” in the statement of financial condition as of September 30, 2017.

NOTE 16 – DEPOSITS

The following table summarizes deposit balances:
	September 30,	December 31,
	2017	2016
(In thousands)
Type of account:
Non-interest bearing checking accounts	$1,586,198	$1,484,155
Savings accounts	2,333,965	2,518,496
Interest-bearing checking accounts	1,134,066	1,075,929
Certificates of deposit	2,456,403	2,312,928
Brokered CDs	1,255,259	1,439,697
	$8,765,891	$8,831,205

Brokered CDs mature as follows:

September 30,
2017
(In thousands)

Three months or less	$203,112
Over three months to six months	194,631
Over six months to one year	282,118
Over one year but less than three years	426,394
Three to five years	147,624
Over five years	1,380
Total	$1,255,259

The following are the components of interest expense on deposits:

	Quarter Ended		Nine-Month Period Ended
	September 30,		September 30,
	2017	2016	2017	2016
(In thousands)
Interest expense on deposits	$16,453	$16,130	$47,804	$49,104
Accretion of premium from acquisition	(9)	(43)	(47)	(181)
Amortization of broker placement fees	454	655	1,461	2,300
Interest expense on deposits	$16,898	$16,742	$49,218	$51,223

NOTE 17 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase (repurchase agreements) consist of the following:

	September 30, 2017	December 31, 2016
(Dollars in thousands)
Repurchase agreements, interest ranging from 1.96% to 3.26%
(December 31, 2016 - 1.96% to 2.83%) (1)(2)	$300,000	$300,000

(1)	Reported net of securities purchased under agreements to repurchase (reverse repurchase agreements) by counterparty, when applicable, pursuant to ASC 210-20-45-11.
(2)

As of September 30, 2017, includes $200 million with an average rate of 2.11% that lenders have the right to call before their contractual maturities at various dates beginning on July 19, 2017.  In addition, $100 million is tied to variable rates.

Repurchase agreements mature as follows:

September 30, 2017
(In thousands)

One month to three months	$100,000
Over four to five years	200,000
Total	$300,000

As of September 30, 2017 and December 31, 2016, the securities underlying such agreements were delivered to the dealers with which the repurchase agreements were transacted.

Repurchase agreements as of September 30, 2017, grouped by counterparty, were as follows:

(Dollars in thousands)		Weighted-Average
Counterparty	Amount	Maturity (In Months)

Dean Witter / Morgan Stanley	$100,000	1
JP Morgan Chase	200,000	52
	$300,000

NOTE 18 – ADVANCES FROM THE FEDERAL HOME LOAN BANK (FHLB)

The following is a summary of the advances from the FHLB:

	September 30,	December 31,
(Dollars in thousands)	2017	2016

Short-term fixed-rate advances from FHLB, with a weighted-average
interest rate of 1.31% (December 31, 2016 - 0.78%)	$250,000	$170,000
Long-term fixed-rate advances from FHLB, with a weighted-average
interest rate of 1.90% (December 31, 2016 - 1.49%)	665,000	500,000
	$915,000	$670,000

Advances from FHLB mature as follows:

September 30, 2017
(In thousands)
Within one month	$250,000
Over one to three months	-
Over three to six months	-
Over six months to one year	25,000
Over one to three years	320,000
Over three to four years	320,000
Total	$915,000

As of September 30, 2017, the Corporation had additional capacity of approximately $502.7 million on this credit facility based on collateral pledged at the FHLB, including a haircut reflecting the perceived risk associated with the collateral.

NOTE 19 – OTHER BORROWINGS

 Other borrowings, as of the indicated dates, consist of:

	September 30,	December 31,
(In thousands)	2017	2016

Junior subordinated debentures due in 2034,
interest-bearing at a floating rate of 2.75%
over 3-month LIBOR (4.07% as of September 30, 2017
and 3.74% as of December 31, 2016) (1)	$90,082	$97,630
Junior subordinated debentures due in 2034,
interest-bearing at a floating rate of 2.50%
over 3-month LIBOR (3.82% as of September 30, 2017
and 3.50% as of December 31, 2016)	118,557	118,557
	$208,639	$216,187

(1) Refer to Note 14 - "Non Consolidated Variable Interest Entities and Servicing Assets - Trust Preferred Securities" for additional information about the Corporation's repurchase and cancellation in the third quarter of 2017 of $7.3 million of trust preferred securities associated with this junior subordinated debentures.

NOTE 20 – STOCKHOLDERS’ EQUITY

Common Stock

As of September 30, 2017 and December 31, 2016, the Corporation had 2,000,000,000 authorized shares of common stock with a par value of $0.10 per share. As of September 30, 2017 and December 31, 2016, there were 220,220,026 and 218,700,394 shares issued, respectively, and 216,175,003 and 217,446,205 shares outstanding, respectively.  Refer to Note 4 for information about transactions related to common stock under the Omnibus Plan.

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

    On February 7, 2017, a secondary offering of the Corporation’s common stock by certain of the Corporation’s existing stockholders was completed. Funds affiliated with Thomas H. Lee Partners, L.P. (“THL”) sold 10 million shares of the Corporation’s common stock, and funds managed by Oaktree Capital Management, L.P. (“Oaktree”) sold 10 million shares of the Corporation’s common stock.  Subsequently, the underwriters exercised their option to purchase an additional 3 million shares of the Corporation’s common stock from the selling stockholders.  On August 3, 2017, THL and Oaktree participated in another secondary offering of the Corporation’s common stock in which they sold an aggregate of 20 million shares (10 million shares each) of common stock. The Corporation did not receive any proceeds from these offering. As of September 30, 2017, each of THL and Oaktree owned less than 5% of the Corporation’s common stock.

Preferred Stock

The Corporation has 50,000,000 authorized shares of preferred stock with a par value of $1.00, redeemable at the Corporation’s option, subject to certain terms. This stock may be issued in series and the shares of each series will have such rights and preferences as are fixed by the Board of Directors when authorizing the issuance of that particular series. As of September 30, 2017, the Corporation has five outstanding series of non-convertible, non-cumulative preferred stock: 7.125% non-cumulative perpetual monthly income preferred stock, Series A; 8.35% non-cumulative perpetual monthly income preferred stock, Series B; 7.40% non-cumulative perpetual monthly income preferred stock, Series C; 7.25% non-cumulative perpetual monthly income preferred stock, Series D; and 7.00% non-cumulative perpetual monthly income preferred stock, Series E.  The liquidation value per share is $25.

    Effective January 17, 2012, the Corporation delisted all of its outstanding series of non-convertible, non-cumulative preferred stock from the New York Stock Exchange. The Corporation has not arranged for listing and/or registration on another national securities exchange or for quotation of the Series A through E Preferred Stock in a quotation medium. In December 2016, for the first time since July 2009, the Corporation paid dividends on its non-cumulative perpetual monthly income preferred stock, after receiving regulatory approval. Since then, the Corporation has continued to paid monthly dividend payments on the non-cumulative perpetual monthly income preferred stock. The Corporation has received regulatory approval to pay the monthly dividends on the Corporation’s Series A through E Preferred Stock through December 2017.

     On October 3, 2017, the Federal Reserve terminated the Written Agreement entered to on June 3, 2010 between the Corporation and the Federal Reserve. However, the Corporation has agreed with the Federal Reserve to continue to obtain its approval before paying dividends, receiving dividends from the Bank, making payments on subordinated debt or trust preferred securities, incurring or guaranteeing debt or purchasing or redeeming any corporate stock.

Treasury stock

   During the first nine months of 2017 and 2016, the Corporation withheld an aggregate of 386,611 shares and 255,102 shares, respectively, of the common stock paid to certain senior officers as additional compensation and restricted stock that vested during the first nine months of 2017 and 2016 to cover employees’ payroll and income tax withholding liabilities; these shares are held as treasury shares. In addition, 2,404,223 shares of restricted stock forfeited in the first nine months of 2017 are now held as treasury shares. As of September 30, 2017 and December 31, 2016, the Corporation had 4,045,023 and 1,254,189 shares held as treasury stock, respectively.

FirstBank Statutory Reserve (Legal Surplus)

   The Banking Law of the Commonwealth of Puerto Rico requires that a minimum of 10% of FirstBank’s net income for the year be transferred to legal surplus until such surplus equals the total of paid-in-capital on common and preferred stock. Amounts transferred to the legal surplus account from the retained earnings account are not available for distribution to the Corporation, including for payment as dividends to the stockholders, without the prior consent of the Puerto Rico Commissioner of Financial Institutions. The

Puerto Rico Banking Law provides that, when the expenditures of a Puerto Rico commercial bank are greater than receipts, the excess of the expenditures over receipts must be charged against the undistributed profits of the bank, and the balance, if any, must be charged against the reserve fund, as a reduction thereof. If there is no reserve fund sufficient to cover such balance in whole or in part, the outstanding amount must be charged against the capital account and the Bank cannot pay dividends until it can replenish the reserve fund to an amount of at least 20% of the original capital contributed. During the fourth quarter of 2016, $9.6 million was transferred to the legal surplus reserve. FirstBank’s legal surplus reserve, included as part of retained earnings in the Corporation’s statement of financial condition, amounted to $52.4 million as of September 30, 2017. There were no transfers to the legal surplus reserve during the first nine months of 2017.

  NOTE 21 - INCOME TAXES

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

On March 1, 2017, the Corporation also completed the applicable regulatory filings to change the tax status of its subsidiary, FirstBank Insurance, from a taxable corporation to a non-taxable “pass-through” entity. This election allows the Corporation to offset pass-through income projected to be earned by FirstBank Insurance with the projected net operating losses at the holding company (the “Holding Company”) level.

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

    For the third quarter and first nine months of 2017, the Corporation recorded income tax benefits of $8.4 million and $7.2 million, respectively, compared to income tax expense of $10.4 million and $23.7 million, for comparable periods in 2016. The tax benefit for the third quarter of 2017, as compared to the tax expense for the same period in 2016, was primarily driven by the tax benefit recognized associated with the storm-related loss recorded in the third quarter of 2017 and a lower effective tax rate driven by an increase in the projected ratio of exempt to taxable income.

    The tax benefit for the first nine months of 2017, as compared to the tax expense for the same period in 2016, was mostly attributable to the tax benefit recognized related to the storm-related charges and the $13.2 million tax benefit recorded in the first quarter of 2017 as a result of the above discussed change in tax status of certain subsidiaries from taxable corporations to limited liability companies that have elected to be treated as partnerships for income tax purposes in Puerto Rico. The $13.2 million tax benefit was primarily associated with the reversal of the $13.9 million deferred tax asset valuation allowance previously recorded at FirstBank related to pass-through ordinary net operating losses, partially offset by the elimination of the $0.7 million deferred tax asset previously recorded at FirstBank Insurance. A lower effective tax rate for the first nine months of 2017, as compared to the same period in 2016, also contributed to the positive variance in income tax expense.

For the nine-month period ended September 30, 2017, the Corporation calculated the provision for income taxes by applying the estimated annual effective tax rate for the full fiscal year to ordinary income or loss.  In the computation of the consolidated worldwide annual estimated effective tax rate, ASC 740-270 requires the exclusion of legal entities with pre-tax losses from which a tax benefit cannot be recognized.  The Corporation’s estimated annual effective tax rate in the first nine months of 2017, excluding entities from which a tax benefit cannot be recognized and discrete items, was 20% compared to 24% for the first nine months of 2016.  The estimated annual effective tax rate including all entities for 2017 was -2% (21% excluding discrete items, primarily the tax benefit resulting from the previously mentioned change in the tax status of two subsidiaries) compared to 25% for the first nine months of 2016.

    The Corporation’s net deferred tax asset amounted to $299.8 million as of September 30, 2017, net of a valuation allowance of $186.9 million, and management concluded, based upon the assessment of all positive and negative evidence, that it is more likely than not that the Corporation will generate sufficient taxable income within the applicable NOL carry-forward periods to realize such amount. The net deferred tax asset of the Corporation’s banking subsidiary, FirstBank, amounted to $299.5 million as of September 30, 2017, net of a valuation allowance of $146.6 million, compared to a net deferred tax asset of $277.4 million, net of a valuation allowance of $171.0 million, as of December 31, 2016.

We have U.S. and USVI sourced NOLs that we incurred in prior years. Section 382 of the U.S. Internal Revenue Code (the “Section 382”) limits the ability to utilize U.S. and USVI NOLs for income tax purposes at such jurisdictions following an event resulting in an ownership change.  Generally, an ownership change occurs when certain shareholders increase their aggregate ownership by more than 50 percentage points over their lowest ownership percentage over a three-year testing period. Upon the occurrence of a Section 382 ownership change, the use of NOLs attributable to the period prior to the ownership change is subject to limitations and only a portion of the U.S. and USVI NOLs may be used by the Corporation to offset its annual U.S. and USVI taxable income, if any.

During the third quarter of 2017, the Corporation completed a formal ownership change analysis within the meaning of Section 382 covering a comprehensive period, and concluded that an ownership change occurred during such comprehensive period. The ownership change and resulting Section 382 limitation did not cause a U.S. or USVI income tax liability or material income tax expense related to prior periods since the Corporation had sufficient post ownership change NOLs in those jurisdictions to offset taxable income.  The Section 382 limitation could result in higher U.S. and USVI liabilities in the future than we would incur in the absence of such limitation. Prospectively, the Corporation expects that it will be able to mitigate the adverse effects associated with the Section 382 limitation as any such tax paid in the U.S. or USVI could be creditable against Puerto Rico tax liabilities or taken as deduction against taxable income.  However, our ability to reduce our Puerto Rico tax liability through such a credit or deduction depends on our tax profile at each annual taxable period, which depends on various factors. For the third quarter of 2017, as a result of the Section 382 limitation and based on the tax profile as of September 30, 2017, the Corporation incurred an income tax expense of approximately $1.6 million related to its U.S. operations.  The limitation did not affect the USVI operations for the third quarter of 2017.

    As of September 30, 2017, the Corporation did not have Unrecognized Tax Benefits (“UTBs”) recorded on its books. Audit periods remain open for review until the statute of limitations has passed. The statute of limitations under the 2011 PR code is four years; the statute of limitations for U.S. Virgin Islands and U.S. income taxes is three years after a tax return is due or filed, whichever is later. The completion of an audit by the taxing authorities or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Corporation’s liability for income taxes. Any such adjustment could be material to the results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. On January 23, 2017, the Corporation received confirmation from the IRS that the audit for the years 2011 and 2012 were closed with no adjustments to the previously filed returns. For Virgin Islands and U.S. income tax purposes, all tax years subsequent to 2012 remain open to examination. For Puerto Rico tax purposes, all tax years subsequent to 2012 remain open to examination.

 NOTE 22 – FAIR VALUE

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

Level 3

Valuations of Level 3 assets and liabilities are based on unobservable inputs that are supported by little or no market activity and are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined by using pricing models for which the determination of fair value requires significant management judgments estimation.

For the first nine months of 2017, there were no transfers into or out of Level 1, Level 2 or Level 3 of the fair value hierarchy.

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

Derivative instruments

The fair value of most of the Corporation’s derivative instruments is based on observable market parameters and takes into consideration the credit risk component of paying counterparties, when appropriate. On interest rate caps, only the seller's credit risk is considered.  The caps were valued using a discounted cash flow approach and using the related LIBOR and swap rate for each cash flow.

A credit spread is considered for those derivative instruments that are not secured. The cumulative mark-to-market effect of credit risk in the valuation of derivative instruments for the quarters and nine-month periods ended September 30, 2017 and 2016 was immaterial.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	As of September 30, 2017				As of December 31, 2016
	Fair Value Measurements Using				Fair Value Measurements Using
(In thousands)	Level 1	Level 2	Level 3	Assets/Liabilities at Fair Value	Level 1	Level 2	Level 3	Assets/Liabilities at Fair Value

Assets:
Securities available for sale :
Equity securities	$418	$-	$-	$418	$408	$-	$-	$408
U.S. Treasury Securities	7,432	-	-	7,432	7,509	-	-	7,509
Noncallable U.S. agency debt	-	364,859	-	364,859	-	356,919	-	356,919
Callable U.S. agency debt and MBS	-	1,353,262	-	1,353,262	-	1,469,463	-	1,469,463
Puerto Rico government obligations	-	4,162	2,609	6,771	-	24,707	2,121	26,828
Private label MBS	-	-	17,630	17,630	-	-	20,693	20,693
Other investments	-	-	100	100	-	-	100	100
Derivatives, included in assets:
Purchased interest rate cap agreements	-	219	-	219	-	554	-	554
Forward contracts	-	75	-	75	-	-	-	-
Liabilities:
Derivatives, included in liabilities:
Written interest rate cap agreements	-	219	-	219	-	552	-	552
Forward contracts	-	2	-	2	-	201	-	201

The table below presents a reconciliation of the beginning and ending balances of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarters and nine-month periods ended September 30, 2017 and 2016:

	Quarter Ended September 30,
	2017	2016
Level 3 Instruments Only	Securities	Securities
(In thousands)	Available For Sale(1)	Available For Sale(1)

Beginning balance	$19,771	$26,020
Total gains or (losses) (realized/unrealized):
Included in other comprehensive income	1,754	(477)
Principal repayments and amortization	(1,186)	(1,065)
Ending balance	$20,339	$24,478

(1)	Amounts mostly related to private label mortgage-backed securities.

	Nine-Month Period Ended September 30,
	2017	2016
Level 3 Instruments Only	Securities	Securities
(In thousands)	Available For Sale(1)	Available For Sale(1)

Beginning balance	$22,914	$27,297
Total gains or (losses) (realized/unrealized):
Included in earnings	-	(387)
Included in other comprehensive income	2,500	1,339
Principal repayments and amortization	(5,075)	(3,771)
Ending balance	$20,339	$24,478

(1)	Amounts mostly related to private label mortgage-backed securities.

  The table below presents qualitative information for significant assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of September 30, 2017:

	September 30, 2017
(In thousands)	Fair Value	Valuation Technique	Unobservable Input	Range

Investment securities available-for-sale:

Private label MBS	$17,630	Discounted cash flow	Discount rate	14.2%
			Prepayment rate	12.0% - 29.0% (Weighted Average 16.5%)
			Projected cumulative loss rate	0.1% - 7.1% (Weighted Average 4.0%)

Puerto Rico Government Obligations	2,609	Discounted cash flow	Discount rate	7.00%
			Prepayment rate	3.00%

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

Puerto Rico Government Obligations: The significant unobservable input used in the fair value measurement is the assumed prepayment rate of the underlying residential mortgage loans that collateralize these obligations that are guaranteed by the Puerto Rico Housing Finance Authority (“PRHFA”). A significant increase (decrease) in the assumed rate would lead to a higher (lower) fair value estimate. The fair value of these bonds was based on a discounted cash flow analysis that contemplates the credit quality of the holder of second mortgages and a discount for liquidity constraints on the bonds considering the absence of an active market for them. Due to the guarantee of the PRHFA and other applicable contractual safeguards, no additional credit spread is applied for servicer default.

    The tables below summarize changes in unrealized gains and losses recorded in earnings for the quarters and nine-month periods ended September 30, 2017 and 2016 for Level 3 assets and liabilities that are still held at the end of each period:

	Changes in Unrealized Losses	Changes in Unrealized Losses
	(Quarter ended September 30, 2017)	(Quarter ended September 30, 2016)
Level 3 Instruments Only	Securities	Securities
(In thousands)	Available For Sale	Available For Sale

Changes in unrealized losses relating to assets still held at reporting date:
Net impairment losses on available-for-sale investment securities (credit component)	$-	$-

	Changes in Unrealized Losses	Changes in Unrealized Losses
	(Nine-Month Period Ended September 30, 2017)	(Nine-Month Period Ended September 30, 2016)
Level 3 Instruments Only	Securities	Securities
(In thousands)	Available For Sale	Available For Sale

Changes in unrealized losses relating to assets still held at reporting date:
Net impairment losses on available-for-sale investment securities (credit component)	$-	$(387)

Additionally, fair value is used on a nonrecurring basis to evaluate certain assets in accordance with GAAP. Adjustments to fair value usually result from the application of lower-of-cost or market accounting (e.g., loans held for sale carried at the lower-of-cost or fair value and repossessed assets) or write downs of individual assets (e.g., goodwill, loans).

As of September 30, 2017, impairment or valuation adjustments were recorded for assets recognized at fair value on a non-recurring basis as shown in the following table:

	Carrying value as of September 30, 2017			(Losses) recorded for the Quarter Ended September 30, 2017	(Losses) recorded for the Nine-Month Period Ended September 30, 2017
	Level 1	Level 2	Level 3
(In thousands)

Loans receivable (1)	$-	$-	$374,740	$(686)	$(23,467)
OREO (2)	-	-	152,977	(818)	(7,563)
Mortgage servicing rights (3)	-	-	25,999	(690)	(1,047)

(1)

Consist mainly of impaired commercial and construction loans.  The impairments were generally measured based on the fair value of underlying the collateral. The fair values were derived from external appraisals that take into consideration prices in observed transactions involving similar assets in similar locations but adjusted for specific characteristics and assumptions of the collateral (e.g., absorption rates), which are not market observable.

(2)

The fair values were derived from appraisals that take into consideration prices in observed transactions involving similar assets in similar locations but adjusted for specific characteristics and assumptions of the properties (e.g., absorption rates and net operating income of income producing properties), which are not market observable.  Losses were related to market valuation adjustments after the transfer of the loans to the OREO portfolio.

(3)

Fair value adjustments to mortgage servicing rights were mainly due to assumptions associated with mortgage prepayment rates. The Corporation carries its mortgage servicing rights at the lower of cost or market, measured at fair value on a non-recurring basis.  Assumptions for the value of mortgage servicing rights include:  Prepayment rate of 6.41%, Discount Rate of 11.22%.

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

(1)

Consist mainly of impaired commercial and construction loans.  The impairments were generally measured based on the fair value of the underlying collateral. The fair value was derived from external appraisals that take into consideration prices in observed transactions involving similar assets in similar locations but adjusted for specific characteristics and assumptions of the collateral (e.g., absorption rates), which are not market observable.

(2)

The fair values were derived from appraisals that take into consideration prices in observed transactions involving similar assets in similar locations but adjusted for specific characteristics and assumptions of the properties (e.g., absorption rates and net operating income of income producing properties), which are not market observable.  Losses were related to market valuation adjustments after the transfer of the loans to the OREO portfolio.

(3)

Fair value adjustments to the mortgage servicing rights were mainly due to assumptions associated with mortgage prepayments rates. The Corporation carries its mortgage servicing rights at the lower of cost or market, measured at fair value on a non-recurring basis. Assumptions for the value of mortgage servicing rights include: Prepayment Rate of 6.34%, Discount Rate of 11.18%.

Qualitative information regarding the fair value measurements for Level 3 financial instruments are as follows:

September 30, 2017
	Method	Inputs
Loans	Income, Market, Comparable Sales, Discounted Cash Flows	External appraised values; probability weighting of broker price opinions; management assumptions regarding market trends or other relevant factors
OREO	Income, Market, Comparable Sales, Discounted Cash Flows	External appraised values; probability weighting of broker price opinions; management assumptions regarding market trends or other relevant factors
Mortgage servicing rights	Discounted Cash Flow	Weighted average prepayment rate of 6.41%; weighted average discount rate of 11.22%

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

Loans receivable, including loans held for sale

     The fair values of loans held for investment and of mortgage loans held for sale were estimated using discounted cash flow analyses, based on interest rates currently being offered for loans with similar terms and credit quality and with adjustments that the Corporation’s management believes a market participant would consider in determining fair value. Loans were classified by type, such as commercial, residential mortgage, and automobile. These asset categories were further segmented into fixed- and adjustable-rate categories. Valuations are carried out based on categories and not on a loan-by-loan basis.  The fair values of performing fixed-rate and adjustable-rate loans were calculated by discounting expected cash flows through the estimated maturity date. This fair value is not currently an indication of an exit price as that type of assumption could result in a different fair value estimate. The fair values of credit card loans were estimated using a discounted cash flow method and excludes any value related to a customer account relationship. Other loans with no stated maturity, like credit lines, were valued at book value. Prepayment assumptions were considered for non-residential loans. For residential mortgage loans, prepayment estimates were based on a prepayment model that combined both a historical calibration and current market prepayment expectations. Discount rates were based on the U.S. Treasury and LIBOR/Swap Yield Curves at the date of the analysis, and included appropriate adjustments for expected credit losses and liquidity. For impaired collateral dependent loans, the impairment was primarily measured based on the fair value of the collateral, which is derived from appraisals that take into consideration prices in observable transactions involving similar assets in similar locations.

Deposits

     The estimated fair values of demand deposits and savings accounts, which are deposits with no defined maturities, equals the amount payable on demand at the reporting date. The fair values of retail fixed-rate time deposits, with stated maturities, are based on the present value of the future cash flows expected to be paid on the deposits. The cash flows were based on contractual maturities; no early repayments were assumed. Discount rates were based on the LIBOR yield curve.

    The estimated fair value of total deposits excludes the fair value of core deposit intangibles, which represent the value of the customer relationship. The fair value of total deposits is measured by the value of demand deposits and savings deposits that bear a low or zero rate of interest and do not fluctuate in response to changes in interest rates.

    The fair values of brokered CDs, which are included within deposits, are determined using discounted cash flow analyses over the full terms of the CDs. The fair values of the CDs are computed using the outstanding principal amount. The discount rates used were based on brokered CD market rates as of September 30, 2017.  The fair values do not incorporate the risk of nonperformance, since interests in brokered CDs are generally sold by brokers in amounts of less than $250,000 and, therefore, are insured by the FDIC.

Securities sold under agreements to repurchase

Some repurchase agreements reprice at least quarterly, and their outstanding balances are estimated to be their fair value. Where longer commitments are involved, fair values are estimated using exit price indications of the cost of unwinding the transactions as of the end of the reporting period. The brokers who are the counterparties provide these indications, which the Corporation evaluates. Securities sold under agreements to repurchase are fully collateralized by investment securities.

Advances from the FHLB

The fair values of advances from the FHLB with fixed maturities are determined using discounted cash flow analyses over the full terms of the borrowings, using indications of the fair value of similar transactions. The cash flows assume no early repayment of the borrowings. Discount rates are based on the LIBOR yield curve.   Advances from the FHLB are fully collateralized by mortgage loans and, to a lesser extent, investment securities.

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

The following tables present the carrying value, estimated fair value and estimated fair value level of hierarchy of financial instruments as of September 30, 2017 and December 31, 2016:

	Total Carrying Amount in Statement of Financial Condition September 30, 2017	Fair Value Estimate September 30, 2017	Level 1	Level 2	Level 3

(In thousands)

Assets:
Cash and due from banks and money
market investments	$737,194	$737,194	$737,194	$-	$-
Investment securities available
for sale	1,750,472	1,750,472	7,850	1,722,283	20,339
Investment securities held to maturity	150,627	130,125	-	-	130,125
Other equity securities	52,119	52,119	-	52,119	-
Loans held for sale	27,576	29,612	-	19,826	9,786
Loans held for investment	8,877,214
Less: allowance for loan and lease losses	(230,870)
Loans held for investment, net of allowance	$8,646,344	8,354,635	-	-	8,354,635
Derivatives, included in assets	294	294	-	294	-

Liabilities:
Deposits	8,765,891	8,769,746	-	8,769,746	-
Securities sold under agreements to repurchase	300,000	329,444	-	329,444	-
Advances from FHLB	915,000	913,134	-	913,134	-
Other borrowings	208,639	180,305	-	-	180,305
Derivatives, included in liabilities	221	221	-	221	-

	Total Carrying Amount in Statement of Financial Condition December 31, 2016	Fair Value Estimate December 31, 2016	Level 1	Level 2	Level 3

(In thousands)

Assets:
Cash and due from banks and money
market investments	$299,685	$299,685	$299,685	$-	$-
Investment securities available
for sale	1,881,920	1,881,920	7,917	1,851,089	22,914
Investment securities held to maturity	156,190	132,759	-	-	132,759
Other equity securities	42,992	42,992	-	42,992	-
Loans held for sale	50,006	52,707	-	42,921	9,786
Loans held for investment	8,886,873
Less: allowance for loan and lease losses	(205,603)
Loans held for investment, net of allowance	$8,681,270	8,455,104	-	-	8,455,104
Derivatives, included in assets	554	554	-	554	-

Liabilities:
Deposits	8,831,205	8,838,606	-	8,838,606	-
Securities sold under agreements to repurchase	300,000	335,840	-	335,840	-
Advances from FHLB	670,000	669,687	-	669,687	-
Other borrowings	216,187	171,374	-	-	171,374
Derivatives, included in liabilities	753	753	-	753	-

NOTE 23 – SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information is as follows:

	Nine-Month Period Ended September 30,
	2017	2016
	(In thousands)

Cash paid for:
Interest on borrowings	$68,869	$104,031
Income tax	3,205	1,878
Non-cash investing and financing activities:
Additions to other real estate owned	46,648	37,606
Additions to auto and other repossessed assets	33,113	42,934
Capitalization of servicing assets	2,757	3,878
Loan securitizations	200,236	238,599
Loans held for investment transferred to held for sale	-	10,332
Loans held for sale transferred to held for investment	10,289	1,321
Property plant and equipment transferred to other assets	1,185	-

NOTE 24 – SEGMENT INFORMATION

Based upon the Corporation’s organizational structure and the information provided to the Chief Executive Officer of the Corporation and, to a lesser extent, the Board of Directors, the operating segments are driven primarily by the Corporation’s lines of business for its operations in Puerto Rico, the Corporation’s principal market, and by geographic areas for its operations outside of Puerto Rico.  As of September 30, 2017, the Corporation had six reportable segments: Commercial and Corporate Banking; Mortgage Banking; Consumer (Retail) Banking; Treasury and Investments; United States Operations; and Virgin Islands Operations.  Management determined the reportable segments based on the internal reporting used to evaluate performance and to assess where to allocate resources. Other factors such as the Corporation’s organizational chart, nature of the products, distribution channels, and the economic characteristics of the products were also considered in the determination of the reportable segments.

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

The following table presents information about the reportable segments:

(In thousands)	Mortgage Banking	Consumer (Retail) Banking	Commercial and Corporate	Treasury and Investments	United States Operations	Virgin Islands Operations	Total
For the quarter ended September 30, 2017:
Interest income	$32,317	$43,769	$31,083	$13,374	$18,446	$9,006	$147,995
Net (charge) credit for transfer of funds	(11,268)	9,351	(8,748)	11,198	(533)	-	-
Interest expense	-	(6,520)	-	(12,924)	(4,932)	(787)	(25,163)
Net interest income	21,049	46,600	22,335	11,648	12,981	8,219	122,832

(Provision) release for loan and lease losses	(20,495)	(33,067)	(13,621)	-	(789)	(7,041)	(75,013)
Non-interest income	2,908	11,242	1,014	1,459	697	1,325	18,645
Direct non-interest expenses	(8,174)	(27,193)	(8,102)	(1,014)	(7,605)	(7,254)	(59,342)
Segment (loss) income	$(4,712)	$(2,418)	$1,626	$12,093	$5,284	$(4,751)	$7,122

Average earning assets	$2,434,963	$1,758,653	$2,477,266	$2,228,990	$1,581,726	$602,366	$11,083,964

(In thousands)	Mortgage Banking	Consumer (Retail) Banking	Commercial and Corporate	Treasury and Investments	United States Operations	Virgin Islands Operations	Total
For the quarter ended September 30, 2016:
Interest income	$34,605	$44,455	$28,981	$12,529	$13,944	$9,059	$143,573
Net (charge) credit for transfer of funds	(12,074)	2,810	(6,700)	15,839	125	-	-
Interest expense	-	(6,323)	-	(14,487)	(3,811)	(774)	(25,395)
Net interest income	22,531	40,942	22,281	13,881	10,258	8,285	118,178

(Provision) release for loan and lease losses	(3,860)	(8,655)	(8,162)	-	2,024	(2,850)	(21,503)
Non-interest income	5,222	11,292	985	6,154	884	1,609	26,146
Direct non-interest expenses	(8,864)	(27,100)	(11,871)	(914)	(7,556)	(7,097)	(63,402)
Segment income	$15,029	$16,479	$3,233	$19,121	$5,610	$(53)	$59,419

Average earning assets	$2,549,358	$1,973,424	$2,410,037	$2,565,019	$1,252,271	$604,150	$11,354,259

(In thousands)	Mortgage Banking	Consumer (Retail) Banking	Commercial and Corporate	Treasury and Investments	United States Operations	Virgin Islands Operations	Total
Nine-Month Period Ended September 30, 2017
Interest income	$99,361	$130,055	$90,858	$41,788	$50,910	$27,625	$440,597
Net (charge) credit for transfer of funds	(34,466)	20,799	(27,071)	41,858	(1,120)	-	-
Interest expense	-	(18,603)	-	(36,842)	(13,499)	(2,368)	(71,312)
Net interest income	64,895	132,251	63,787	46,804	36,291	25,257	369,285

Provision for loan and lease losses	(40,598)	(47,976)	(20,906)	-	(885)	(8,186)	(118,551)
Non-interest income (loss)	11,258	37,224	2,972	(10,273)	1,776	4,480	47,437
Direct non-interest expenses	(27,675)	(82,677)	(27,240)	(3,190)	(23,579)	(20,922)	(185,283)
Segment income	$7,880	$38,822	$18,613	$33,341	$13,603	$629	$112,888

Average earning assets	$2,469,037	$1,771,376	$2,500,180	$2,176,164	$1,492,727	$609,765	$11,019,249

(In thousands)	Mortgage Banking	Consumer (Retail) Banking	Commercial and Corporate	Treasury and Investments	United States Operations	Virgin Islands Operations	Total
Nine-Month Period Ended September 30, 2016
Interest income	$104,865	$135,655	$93,915	$39,206	$40,091	$27,606	$441,338
Net (charge) credit for transfer of funds	(37,673)	10,546	(18,212)	44,226	1,113	-	-
Interest expense	-	(18,765)	-	(45,828)	(11,214)	(2,477)	(78,284)
Net interest income	67,192	127,436	75,703	37,604	29,990	25,129	363,054

(Provision) release for loan and lease losses	(21,608)	(24,451)	(17,730)	-	1,563	(1,316)	(63,542)
Non-interest income	14,381	35,318	2,459	3,815	2,799	5,621	64,393
Direct non-interest expenses	(29,828)	(87,218)	(33,194)	(3,462)	(23,070)	(20,757)	(197,529)
Segment income	$30,137	$51,085	$27,238	$37,957	$11,282	$8,677	$166,376

Average earning assets	$2,576,194	$1,989,426	$2,489,268	$2,774,118	$1,188,463	$613,666	$11,631,135

The following table presents a reconciliation of the reportable segment financial information to the consolidated totals:

	Quarter Ended		Nine-Month Period Ended
	September 30,		September 30,
	2017	2016	2017	2016

Net income :

Total segment income	$7,122	$59,419	$112,888	$166,376
Other operating expenses (1)	(26,272)	(24,901)	(77,282)	(73,315)
(Loss) income before income taxes	(19,150)	34,518	35,606	93,061
Income tax benefit (expense)	8,398	(10,444)	7,181	(23,690)
Total consolidated net (loss) income	$(10,752)	$24,074	$42,787	$69,371

Average assets:

Total average earning assets for segments	$11,083,964	$11,354,259	$11,019,249	$11,631,135
Average non-earning assets	900,334	926,043	896,071	927,732
Total consolidated average assets	$11,984,298	$12,280,302	$11,915,320	$12,558,867

(1)

Expenses pertaining to corporate administrative functions that support the operating segments but are not specifically attributable to or managed by any segment are not included in the reported financial results of the operating segments. The unallocated corporate expenses include certain general and administrative expenses and related depreciation and amortization expenses.

NOTE 25 – REGULATORY MATTERS, COMMITMENTS AND CONTINGENCIES

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

      On October 3, 2017, the New York FED has terminated the Written Agreement entered into on June 3, 2010 between the Corporation and the New York FED. However, the Corporation has agreed with the New York FED to continue to obtain the approval of the New York FED before paying dividends, receiving dividends from the Bank, making payments on subordinated debt or trust preferred securities, incurring or guaranteeing debt or purchasing or redeeming any corporate stock.

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

The Corporation's and its banking subsidiary's regulatory capital positions as of September 30, 2017 and December 31, 2016 were as follows:

	Regulatory Requirements

	Actual		For Capital Adequacy Purposes		To be Well-Capitalized-General Thresholds

	Amount	Ratio	Amount	Ratio	Amount	Ratio

(Dollars in thousands)
As of September 30, 2017
Total Capital (to
Risk-Weighted Assets)
First BanCorp.	$1,957,282	22.18%	$705,895	8.0%	N/A	N/A
FirstBank	$1,914,708	21.71%	$705,618	8.0%	$882,022	10.0%
Common Equity Tier 1 Capital
(to Risk-Weighted Assets)
First BanCorp.	$1,642,777	18.62%	$397,066	4.5%	N/A	N/A
FirstBank	$1,530,926	17.36%	$396,910	4.5%	$573,314	6.5%
Tier I Capital (to
Risk-Weighted Assets)
First BanCorp.	$1,642,777	18.62%	$529,421	6.0%	N/A	N/A
FirstBank	$1,802,621	20.44%	$529,213	6.0%	$705,618	8.0%
Leverage ratio
First BanCorp.	$1,642,777	13.96%	$470,583	4.0%	N/A	N/A
FirstBank	$1,802,621	15.34%	$469,985	4.0%	$587,481	5.0%

As of December 31, 2016
Total Capital (to
Risk-Weighted Assets)
First BanCorp.	$1,921,329	21.34%	$720,329	8.0%	N/A	N/A
FirstBank	$1,872,120	20.80%	$720,091	8.0%	$900,114	10.0%
Common Equity Tier 1 Capital
(to Risk-Weighted Assets)
First BanCorp.	$1,597,117	17.74%	$405,185	4.5%	N/A	N/A
FirstBank	$1,523,332	16.92%	$405,051	4.5%	$585,074	6.5%
Tier I Capital (to
Risk-Weighted Assets)
First BanCorp.	$1,597,117	17.74%	$540,247	6.0%	N/A	N/A
FirstBank	$1,757,642	19.53%	$540,068	6.0%	$720,091	8.0%
Leverage ratio
First BanCorp.	$1,597,117	13.70%	$466,376	4.0%	N/A	N/A
FirstBank	$1,757,642	15.10%	$465,740	4.0%	$582,174	5.0%

The Corporation enters into financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments may include commitments to extend credit and commitments to sell mortgage loans at fair value. As of September 30, 2017, commitments to extend credit amounted to approximately $1.1 billion, of which $663.4 million relates to credit card loans. Commercial and Financial standby letters of credit amounted to approximately $45.1 million. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Since certain commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. For most of the commercial lines of credit, the Corporation has the option to reevaluate the agreement prior to additional disbursements. In the case of credit cards and personal lines of credit, the Corporation can cancel the unused credit facility at any time and without cause. Generally, the Corporation does not enter into interest rate lock agreements with prospective borrowers in connection with its mortgage banking activities.

As of September 30, 2017, First BanCorp. and its subsidiaries were defendants in various legal proceedings arising in the ordinary course of business. On at least a quarterly basis, the Corporation assesses its liabilities and contingencies in connection with threatened and outstanding legal cases, matters and proceedings, utilizing the latest information available. For cases, matters and proceedings where it is both probable the Corporation will incur a loss and the amount can be reasonably estimated, the Corporation establishes an accrual for the loss. Once established, the accrual is adjusted as appropriate to reflect any relevant developments. For cases, matters or proceedings where a loss is not probable or the amount of the loss cannot be estimated, no accrual is established.

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

While the final outcome of legal cases, matters, and proceedings is inherently uncertain, based on information currently available, Management believes that the final disposition of the Corporation’s legal cases, matters or proceedings, to the extent not previously provided for, will not have a material negative adverse effect on the Corporation’s consolidated financial position as a whole. If management believes that, based on available information, it is at least reasonably possible that a material loss (or additional material loss in excess of any accrual) will be incurred in connection with any legal actions, the Corporation discloses an estimate of the possible loss or range of loss, either individually or in the aggregate, as appropriate, if such an estimate can be made, or discloses that an estimate cannot be made. Based on the Corporation’s assessment at September 30, 2017, no such disclosures were necessary.

However in the event of unexpected future developments, it is possible that the ultimate resolution of these cases, matters and proceedings, if unfavorable, may be material to the Corporation’s consolidated financial position on a particular period.

Ramirez Torres, et al. v Banco Popular de Puerto Rico, et al.  FirstBank Puerto Rico has been named a defendant in a class action complaint captioned Ramirez Torres, et al. v. Banco Popular de Puerto Rico, et al.  The complaint seeks damages and preliminary and permanent injunctive relief on behalf of the purported class against Banco Popular de Puerto Rico and other financial institutions with insurance agency subsidiaries in Puerto Rico. Plaintiffs contend that in November 2015, Antilles Insurance Company obtained approval from the Puerto Rico Insurance Commissioner to market an endorsement that allowed its customers to obtain a reimbursement on their insurance premium for good experience, but that defendants failed to offer this product or disclose its existence to their customers, favoring other products instead, in violation of their fiduciary duties as insurance producers. Plaintiffs seek a determination that defendants unlawfully failed to comply with their fiduciary duty to disclose the existence of this new insurance benefit from this carrier, as well as double or treble damages (the latter subject to a determination that defendants engaged in anti-monopolistic practices in failing to offer this product). On July 31, 2017, the court entered judgment dismissing the complaint with prejudice. On August 30, 2017, Plaintiffs filed an Appeal before the Court of Appeals and FirstBank filed its opposition. Writ of Appeal is currently under the Court’s advisement.

NOTE 26 – FIRST BANCORP. (HOLDING COMPANY ONLY) FINANCIAL INFORMATION

The following condensed financial information presents the financial position of the Holding Company only as of September 30, 2017 and December 31, 2016 and the results of its operations for the quarters and nine-month periods ended September 30, 2017 and 2016.

Statements of Financial Condition

	As of September 30,	As of December 31,
	2017	2016

	(In thousands)

Assets
Cash and due from banks	$19,091	$29,393
Money market investments	6,111	6,111
Other investment securities	285	285
Loans held for investment, net	199	227
Investment in FirstBank Puerto Rico, at equity	2,012,945	1,946,211
Investment in First Bank Insurance Agency, at equity	11,759	10,941
Investment in FBP Statutory Trust I	2,702	2,929
Investment in FBP Statutory Trust II	3,561	3,561
Other assets	6,672	3,791
Total assets	$2,063,325	$2,003,449
Liabilities and Stockholders' Equity
Liabilities:
Other borrowings	$208,639	$216,187
Accounts payable and other liabilities	935	1,019
Total liabilities	209,574	217,206
Stockholders' equity	1,853,751	1,786,243
Total liabilities and stockholders' equity	$2,063,325	$2,003,449

Statements of (Loss) Income

	Quarter Ended		Nine-Month Period Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(In thousands)		(In thousands)

Income:

Interest income on money market investments	$5	$5	$15	$15
Dividend income from banking subsidiaries	1,800	1,822	5,400	32,980
Dividend income from non-banking subsidiaries	3,000	-	3,000	7,000
Other income	68	58	195	181
	4,873	1,885	8,610	40,176

Expense:
Other borrowings	2,139	1,817	6,166	5,777
Other operating expenses	814	685	2,480	2,313
	2,953	2,502	8,646	8,090

Gain on early extinguishment of debt	1,391	-	1,391	4,217

Income (loss) before income taxes and equity
in undistributed (losses) earnings of subsidiaries	3,311	(617)	1,355	36,303
Income tax expense	(45)	-	(45)	-
Equity in undistributed (losses) earnings of subsidiaries	(14,018)	24,691	41,477	33,068
Net (loss) income	$(10,752)	$24,074	$42,787	$69,371

Other Comprehensive income, net of tax	3,719	(12,157)	23,480	32,109
Comprehensive (loss) income	$(7,033)	$11,917	$66,267	$101,480

NOTE 27 – SUBSEQUENT EVENTS

   The Corporation has performed an evaluation of events occurring  subsequent to September 30, 2017; management has determined that there are no events occurring in this period that require disclosure in or adjustment to the accompanying financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)

SELECTED FINANCIAL DATA
	Quarter ended		Nine-Month Period Ended
(In thousands, except for per share and financial ratios)	September 30,		September 30,
	2017	2016	2017	2016
Condensed Income Statements:
Total interest income	$147,995	$143,573	$440,597	$441,338
Total interest expense	25,163	25,395	71,312	78,284
Net interest income	122,832	118,178	369,285	363,054
Provision for loan and lease losses	75,013	21,503	118,551	63,542
Non-interest income	18,645	26,146	47,437	64,393
Non-interest expenses	85,614	88,303	262,565	270,844
(Loss) income before income taxes	(19,150)	34,518	35,606	93,061
Income tax benefit (expense)	8,398	(10,444)	7,181	(23,690)
Net (loss) income	(10,752)	24,074	42,787	69,371
Net (loss) income attributable to common stockholders	(11,421)	24,074	40,780	69,371
Per Common Share Results:
Net (loss) earnings per common share-basic	$(0.05)	$0.11	$0.19	$0.33
Net (loss) earnings per common share-diluted	$(0.05)	$0.11	$0.19	$0.32
Cash dividends declared	$-	$-	$-	$-
Average shares outstanding	214,187	212,927	213,812	212,682
Average shares outstanding diluted	214,187	216,578	216,134	215,259
Book value per common share	$8.41	$8.11	$8.41	$8.11
Tangible book value per common share (1)	$8.21	$7.89	$8.21	$7.89
Selected Financial Ratios (In Percent):
Profitability:
Return on Average Assets	(0.36)	0.78	0.48	0.74
Interest Rate Spread	4.03	3.81	4.11	3.84
Net Interest Margin	4.33	4.06	4.40	4.09
Interest Rate Spread - tax equivalent basis (2)	4.14	3.89	4.24	3.96
Net Interest Margin - tax equivalent basis (2)	4.44	4.15	4.53	4.21
Return on Average Total Equity	(2.28)	5.35	3.11	5.28
Return on Average Common Equity	(2.32)	5.46	3.18	5.39
Average Total Equity to Average Total Assets	15.63	14.58	15.42	13.98
Tangible common equity ratio (1)	14.63	14.27	14.63	14.27
Dividend payout ratio	-	-	-	-
Efficiency ratio (3)	60.51	61.18	63.01	63.36
Asset Quality:
Allowance for loan and lease losses to total loans held for investment	2.60	2.42	2.60	2.42
Net charge-offs (annualized) to average loans (4)	0.80	1.90	1.40	1.35
Provision for loan and lease losses to net charge-offs	425.54	51.34	127.09	70.46
Non-performing assets to total assets (4)	5.26	6.16	5.26	6.16
Non-performing loans held for investment to total loans held for investment (4)	5.33	6.39	5.33	6.39
Allowance to total non-performing loans held for investment (4)	48.80	37.77	48.80	37.77
Allowance to total non-performing loans held for investment,
excluding residential real estate loans	78.37	52.92	78.37	52.92
Other Information:
Common Stock Price: End of period	$5.12	$5.20	$5.12	$5.20

	As of September 30, 2017	As of December 31, 2016

Balance Sheet Data:

Loans, including loans held for sale	$8,904,790	$8,936,879
Allowance for loan and lease losses	230,870	205,603
Money market and investment securities	1,963,633	2,091,196
Intangible assets	43,429	46,754
Deferred tax asset, net	299,751	281,657
Total assets	12,173,648	11,922,455
Deposits	8,765,891	8,831,205
Borrowings	1,423,639	1,186,187
Total preferred equity	36,104	36,104
Total common equity	1,828,557	1,784,529
Accumulated other comprehensive loss, net of tax	(10,910)	(34,390)
Total equity	1,853,751	1,786,243

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

Natural Disasters Affecting First BanCorp. In Third Quarter 2017

Two strong hurricanes affected the Corporation’s service areas during the third quarter of 2017.  Early in September, Hurricane Irma hit ground through the eastern Caribbean as a Category 5 storm affecting several islands, including the U.S. Virgin Islands of St. Thomas and St. John and Tortola in the British Virgin Islands, with lesser impacts on St. Croix and Puerto Rico. After hitting the eastern Caribbean, Hurricane Irma made landfall along Florida’s southwest shoreline.  Two weeks after Hurricane Irma sideswiped Puerto Rico, Hurricane Maria made landfall in the south-east corner of Puerto Rico as a Category 4 storm and exited on the northern coast at a point between the cities of Arecibo and Barceloneta after battering other islands in the Caribbean, including St. Croix in the U.S. Virgin Islands. These storms caused, among other things, widespread property damage, flooding, power outages, and water and communication services interruptions, and severely disrupted normal economic activity in all of these regions.

The following paragraphs summarize the more significant impacts of these natural disasters on the Corporation’s financial results for the third quarter of 2017.

Credit Quality and Allowance for Loan and Lease Losses

The Corporation established a $66.5 million provision for loan losses directly related to the initial estimate, based on available information, of inherent losses resulting from the impact of Hurricanes Irma and Maria.  As the Corporation acquires additional information on overall economic prospects in the affected areas together with loan officers’ further assessments of the impact on individual borrowers, the loss estimate will be revised as needed.  The Corporation’s approach to estimating the storm impact on credit quality is discussed in the Provision for Loan and Lease Losses section below.

Interruption in regular collection efforts caused by Hurricanes Irma and Maria adversely affected the Corporation’s non-performing loan statistics.  Non-performing residential mortgage loans increased by $23.2 million during the third quarter to $178.5  million as of September 30, 2017 and non-performing consumer loans and finance leases increased during the third quarter by $5.4 million to $26.5 million as of September 30, 2017.  Refer to Risk Management – Non-performing Loans and Non-performing Assets section below for additional information about early delinquency statistics and payment deferral programs established by the Corporation to assist individuals affected by the recent storms.

Disaster Response Plan Costs, Casualty Losses and Related Insurance

The Corporation implemented its disaster response plan as these storms approached its service areas.  To operate in disaster response mode, the Corporation incurred expenses for, among other things, buying diesel and generators for electric power, debris removal, security matters, and emergency communications with customers regarding the status of Bank operations.  The disaster response plan costs, combined with the payroll and rental costs during the idle time caused by the storms, totaled $2.9 million as of September 30, 2017, including $0.6 million in donations and other storm relief efforts and employee assistance.  The Corporation will incur additional costs through the end of 2017 as the Corporation addresses ongoing operational issues.  The Corporation maintains insurance for its disaster response costs, as well as for certain revenue lost through business interruption.

The Bank was able to resume operations in Puerto Rico within a week after Hurricane Maria made landfall, but with some limitations.  Certain of the Corporation’s facilities and their contents were damaged by these storms.  As of the date of the filing of this report, 43 out of 48 FirstBank branches in Puerto Rico are providing service, 90% of our network. Of the opened branches in Puerto Rico, 31 or 72% are on the electrical grid and 12 or 28% are running on generators.  In addition, approximately 92 of our ATM’s are operational, 70% of our network, plus 57 more functioning ATM’s through a third party alliance.  Some of the reopened facilities require the repair and replacement of equipment and furnishings.  The Corporation has recognized asset impairments of approximately

$0.6 million as of September 30, 2017, and the Corporation may identify additional impairments through the end of 2017. The Corporation maintains insurance policies for casualty losses that provide for replacement value coverage.

Management believes that recovery of $2.9 million of the $3.5 million above-mentioned costs and assets impairments identified as of September 30, 2017 is probable.  Accordingly, a receivable of $2.9 million was included as part of “Other Assets” as of September 30, 2017 for the expected recovery.  Management also believes that there is a possibility that some gains will be recognized with respect to casualty and lost revenue claims in future periods, but this is contingent on reaching agreement on the Corporation’s claims with the insurance carriers.

Liquidity Management

In anticipation of a potential increase in short-term liquidity requirements of customers, the Corporation increased its cash balances primarily from temporary funding provided by short-term Federal Home Loan Bank (“FHLB”) advances.  The cash and cash equivalent balance increased during the third quarter by $304.6 million to $737.2 million as of September 30, 2017.

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

     The Corporation had a net loss of $10.8 million, or $0.05 per diluted common share, for the quarter ended September 30, 2017, compared to net income of $24.1 million, or $0.11 per diluted common share, for the same period in 2016.  The Corporation’s financial results for the third quarter and first nine months of 2017 and 2016 included the following items that management believes are not reflective of core operating performance, are not expected to reoccur with any regularity or may reoccur at uncertain times and in uncertain amounts (the “Special Items”):

Quarter and Nine-Month Period Ended September 30, 2017

•         A $67.1 million ($41.0 million after-tax) charge related to the impacts of Hurricanes Irma and Maria in the third quarter of 2017, that includes the following items:  a $66.5 million charge to establish a storm-related provision for loan and lease losses and approximately $0.6 million of non-interest expenses associated with storm relief efforts and assistance to employees. These amounts were partially offset by expected insurance recoveries of $1.7 million for compensation and rental costs that the Corporation incurred when Hurricanes Irma and Maria precluded employees from working during September.

•          A gain of $1.4 million recorded in the third quarter of 2017 on the repurchase and cancellation of $7.3 million in trust-preferred securities, reflected in the statement of (loss) income as “Gain on early extinguishment of debt.” The gain, realized at the Holding Company level, has no effect on the income tax expense in 2017. Refer to the Non-Interest Income discussion below for additional information.

•         Costs of $0.1 million for the third quarter of 2017 and $0.4 million for the first nine months of 2017 associated with the previously reported secondary offerings of the Corporation’s common stock by certain of our existing stockholders, which were completed in the third and first quarters of 2017. The costs, incurred at the Holding Company level, had no effect on the income tax expense in 2017.

•         The recovery of $0.4 million of previously recorded other-than-temporary impairment (“OTTI”) charges on non-performing bonds of the Government Development Bank for Puerto Rico (the “GDB”) and the Puerto Rico Public Buildings Authority sold in the second quarter of 2017, reflected in the statement of (loss) income as part of “Net gain on sale of investments.”  The aggregate book value of the bonds at the time of sale was $23.0 million. No tax expense was recognized for the recovery on the sale of bonds. Refer to the Exposure to Puerto Rico Government discussion below for additional information.

•         A tax benefit of $13.2 million recorded in the first quarter of 2017 associated with the change in tax status of certain subsidiaries from taxable corporations to limited liability companies that make an election to be treated as partnerships for income tax purposes in Puerto Rico.  Refer to the Income Taxes discussion below for additional information.

•         An OTTI charge of $12.2 million recorded in the first quarter of 2017 on the aforementioned non-performing bonds of the GDB and the Puerto Rico Public Buildings Authority. No tax benefit was recognized for the OTTI charge. Refer to the Exposure to Puerto Rico Government discussion below for additional information.

•         A charge to the provision for loan and lease losses of $0.6 million ($0.3 million after-tax) recorded in the first quarter of 2017 associated with the sale of the Corporation’s participation in the Puerto Rico Electric Power Authority (“PREPA”) credit line with a book value of $64 million at the time of sale.  Refer to the Provision for Loan and Lease Losses discussion below for additional information.

Quarter and Nine-Month Period Ended September 30, 2016

•          A gain of $6.1 million ($5.9 million after-tax) on sales of $198.7 million of U.S. agency mortgage-backed securities (“MBS”) that carried an average yield of 2.36% recorded in the third quarter of 2016.

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

•          A gain of $4.2 million recorded in the first quarter of 2016 on the repurchase and cancellation of $10 million in trust preferred securities, reflected in the statement of operations as “Gain on early extinguishment of debt.”  The gain, incurred at the Holding Company level, had no effect on the income tax expense in 2016.  Refer to Non-Interest Income discussion below for additional information.

      The following table reconciles for the third quarter and first nine months of 2017 and 2016, the reported net (loss) income to adjusted net income, a non-GAAP financial measure that excludes the Special Items identified above:

	Quarter ended September 30,		Nine-month period ended September 30,

	2017	2016	2017	2016
(In thousands)
Net (loss) income, as reported	$(10,752)	$24,074	$42,787	$69,371
Adjustments:
Storm-related provision for loan and lease losses	66,490	-	66,490	-
Storm-related expenses	599	-	599	-
Storm-related idle time payroll and rental costs insurance recovery	(1,662)	-	(1,662)	-
Gain on early extinguishment of debt	(1,391)	-	(1,391)	(4,217)
Recovery of previously recorded OTTI charges on Puerto Rico
government debt securities sold	-	-	(371)	-
Income tax benefit related to change in tax-status of certain subsidiaries	-	-	(13,161)	-
Other-than-temporary impairment on debt securities			12,231	6,687
Charge related to sale of the PREPA credit line	-	-	569	-
Secondary offering costs	118	-	392	-
Gain on sale of investments	-	(6,096)	-	(6,104)
Severance payments on job discontinuance	-	281	-	281
Income tax impact of adjustments (1)	(26,048)	76	(26,270)	76
Adjusted net income (non-GAAP)	$27,354	$18,335	$80,213	$66,094

(1) See Basis of Presentation for the individual tax impact for each reconciling item.

The key drivers of the Corporation’s GAAP financial results for the quarter ended September 30, 2017, compared to the same period in 2016, include the following:

•         Net interest income increased by $4.7 million to $122.8 million for the quarter ended September 30, 2017 compared to $118.2 million for the same period in 2016.  The increase in net interest income was driven by: (i)  a $5.9 million increase in interest income on commercial and construction loans primarily associated with both the growth of the performing commercial portfolios, primarily in the Florida region, and the upward repricing of variable rate commercial loans, (ii) a $0.6 million increase in interest income from deposits maintained at the Federal Reserve Bank due to increases in the Federal Funds target rate late in 2016 and in 2017, (iii) a $1.5 million increase in interest income associated with a decrease in the U.S. agency MBS premium amortization expense resulting from lower prepayment rates used to forecast future cash flows, and (iv) a $0.2 million decrease in interest expense primarily associated with lower average balances on repurchase agreements and brokered CDs during 2017, partially offset by higher cost of funds for borrowings and deposits.

The aforementioned variances were partially offset by: (i) a $1.7 million decrease in interest income on residential mortgage loans, reflecting the effect of both higher inflows of residential mortgage loans to non-performing status, as compared to the third quarter of 2016, and a $35.2 million decrease in the average balance of this portfolio, (ii) a $1.2 million decrease in interest income associated with a $247.2 million decrease in the average balance of investment securities, (iii) a $0.6 million decrease in interest income on consumer loans primarily associated with a $21.0 million decrease in the average balance of auto loans and higher inflows of consumer loans to non-performing status, as compared to the third quarter of 2016.  Interruption in regular collection efforts caused by Hurricanes Irma and Maria adversely affected the residential and consumer non-performing loan levels in the third quarter of 2017.

The net interest margin increased to 4.33% for the third quarter of 2017 compared to 4.06% for the same period a year ago, primarily reflecting the benefit of cash balances used for the repayment of high-cost repurchase agreements that matured in the third and fourth quarters of 2016, lower U.S. agency MBS prepayment rates that resulted in a decrease in the premium amortization expense, and the change in mix of earning assets.  Refer to Net Interest Income discussion below for additional information.

•         The provision for loan and lease losses increased by $53.5 million to $75.0 million for the third quarter of 2017 compared to $21.5 million for the same period in 2016.  The increase primarily reflects the establishment of the $66.5 million provision related to the initial estimate of the impact of Hurricanes Irma and Maria in the third quarter of 2017.  On a non-GAAP basis, excluding the $66.5 million storm-related provision, the adjusted provision for loan and lease losses of $8.5 million for the third quarter of 2017 decreased by $13.0 million compared to the $21.5 million provision for the third quarter of 2016.    The decrease reflects the effect of a $10.1 million adjusted net loan loss reserve release for commercial and construction loans in the third quarter of 2017, primarily related to lower specific reserve requirements for two commercial loans classified as impaired in the third quarter of 2017 as well as improvements in historical loss rates used for the general reserve calculation, compared to a provision for commercial and construction loans of $7.9 million recorded in the third quarter of 2016.  This was partially offset by a $5.1 million increase in the adjusted provision for residential mortgage loans primarily related to higher loss severity estimates in 2017 and increased specific reserves for residential mortgage troubled debt restructurings (“TDRs”). The adjusted provision for loan and lease losses is a non-GAAP financial measure. Refer to Basis of Presentation below for additional information and reconciliation of the provision for loan and lease losses in accordance with GAAP to the non-GAAP adjusted provision for loan and lease losses.

Net charge-offs totaled $17.6 million for the third quarter of 2017, or 0.80% of average loans on an annualized basis, compared to $41.9 million, or 1.90% of average loans for the same period in 2016.  The decrease primarily reflects the effect of four large commercial loan charge-offs totaling $22.9 million recorded in the third quarter of 2016, including charge-offs of $13.7 million recorded on loans guaranteed by the Puerto Rico Tourism Development Fund (“TDF commercial mortgage loans”).  In addition, consumer and residential mortgage loans net charge-offs in the third quarter of 2017 decreased by $1.5 million and $0.7 million, respectively, compared to the same period in 2016.  Refer to the discussions under Provision for loan and lease losses and Risk Management below for an analysis of the allowance for loan and lease losses and non-performing assets and related ratios.

•         The Corporation recorded non-interest income of $18.6 million for the third quarter of 2017, compared to $26.1 million for the same period in 2016.  The decrease primarily reflects: (i) the effect in the third quarter of 2016 of a $6.1 million gain on sales of $198.7 million of U.S. agency MBS, (ii) a $2.4 million decrease in revenues from  mortgage banking activities primarily due to lower conforming loan origination and sales volume in the secondary market due to higher market interest rates and exacerbated by interruptions caused by Hurricanes Maria and Irma in the third quarter of 2017, and (iii) a $0.4 million decrease in certain  loan fees such as unused commitment and agent fees.  These variances were partially offset by the $1.4 million gain recorded in the third quarter of 2017 on the repurchase and cancellation of $7.3 million in trust preferred securities.  Refer to Non-Interest Income discussion below for additional information.

•         Non-interest expenses for the third quarter of 2017 were $85.6 million compared to $88.3 million for the same period in 2016.  The decrease in non-interest expenses was driven by: (i) a $1.3 million decrease in losses on other real estate owned (“OREO”), primarily reflecting a $1.6 million decrease in write downs to the value of OREO properties, partially offset by a $0.4 million decrease in rental income from commercial OREO income-producing properties, (ii) a $1.2 million decrease in the FDIC insurance premium expense reflecting, among other things, the effect of reductions in brokered deposits and average assets, a strengthened capital position, and improved liquidity metrics, (iii) a $0.9 million decrease in employees’ compensation expenses primarily associated with expected insurance recoveries for payroll costs incurred when Hurricanes Irma and Maria precluded employees from working during the third quarter of 2017, and (iv) a $0.7 million decrease in the provision for unfunded loan commitments and letters of credit, included as part of “Other non-interest expenses” in the consolidated statement of (loss) income, reflecting a decline in the unused balance on an adversely classified floor plan revolving credit facility.

These reductions were partially offset by a $1.4 million increase in professional service fees, primarily reflecting higher consulting fees related to the implementation of new technology systems, higher outsourcing fees related to network services, and costs incurred in connection with a secondary offering of the Corporation’s common stock by certain of the Corporation’s existing stockholders, which was completed in the third quarter of 2017. Refer to Non-Interest Expenses below for additional information.

•         For the third quarter of 2017, the Corporation recorded an income tax benefit of $8.4 million, compared to income tax expense of $10.4 million for the same period in 2016.  The tax benefit for the third quarter of 2017, as compared to the tax expense for the same period in 2016, was primarily driven by the tax benefit recognized in connection with the storm-related loss recorded in the third quarter of 2017 and a lower effective tax rate driven by an increase in the projected ratio of exempt to taxable income.  The Corporation’s estimated annual effective tax rate for the first nine months of 2017, excluding entities from which a tax benefit cannot be recognized and discrete items, was 20% compared to 24% for the first nine months of 2016.  The estimated annual effective tax rate including all entities for 2017 was -2% (21% excluding discrete items, primarily the tax benefit resulting from the change in the tax status of two subsidiaries).  As of September 30, 2017, the Corporation had a net deferred tax asset of $299.8 million (net of a valuation allowance of $186.9 million).  Refer to Income Taxes below for additional information.

•         As of September 30, 2017, total assets were $12.2 billion, an increase of $251.2 million from December 31, 2016.  The increase primarily reflects: (i) a $437.5 million increase in cash and cash equivalents, largely driven by temporary funding obtained through short-term FHLB advances in anticipation of a potential increase in short-term liquidity requirements of customers after Hurricanes Irma and Maria, proceeds from U.S. agency MBS prepayments, and higher balances tied to the increase of $102.0 million in non-interest bearing deposits, (ii) an $18.1 million increase in the net deferred tax asset, and (iii) a $15.3 million increase in the OREO portfolio balance, primarily related to acquired collateral amounting to $10.6 million in connection with the resolution in the second quarter of 2017 of a $27.6 million non-performing commercial relationship in Puerto Rico.

These variances were partially offset by: (i) a $127.9 million decrease in total investment securities, driven by prepayments of U.S. agency MBS and the aforementioned sale of non-performing bonds of the GDB and the Puerto Rico Public Buildings Authority in the second quarter of 2017, (ii) a $32.1 million decrease in total loans, before the allowance for loan losses, primarily reflecting reductions of $239.7 million and $19.2 million in Puerto Rico and the Virgin Islands, respectively, including the effect of the sale of the PREPA credit line with a book value of $64 million at the time of sale in the first quarter of 2017, charge-offs of $29.7 million in the second quarter of  2017 and cash collections of $9.6 million during the nine-month 2017 period on TDF commercial mortgage loans, the resolution of a $27.6 million non-performing commercial relationship in the second quarter of 2017, and a $99.1 million reduction in residential mortgage loans in Puerto Rico, partially offset by a $226.8 million growth in the Florida region, primarily reflected in the commercial and residential loan portfolios, (iii) a $25.3 million increase in the allowance for loan and lease losses driven by the establishment of the $66.5 million storm-related provision in the third quarter of 2017, partially offset by the aforementioned $29.7 million of charge-offs on TDF commercial mortgage loans, and (iv) a $33.9 million decrease in certain accounts receivable recorded as part of “Other assets” in the statement of financial condition.  Refer to Financial Condition and Operating Data discussion below for additional information.

•         As of September 30, 2017, total liabilities were $10.3 billion, an increase of $183.7 million from December 31, 2016.  The increase was mainly due to: (i) a $245.0 million increase in FHLB advances, reflecting both an increased reliance on long-term FHLB advances as a source of funding for lending activities and a higher volume of short-term borrowings obtained in anticipation of Hurricanes Irma and Maria in the third quarter of 2017, and (ii) a $119.1 million increase in non-brokered deposits, primarily associated with increases in government deposits,  retail certificates of deposit (“retail CDs”), and demand deposits in Puerto Rico.

These variances were partially offset by: (i) a $184.4 million decrease in brokered certificates of deposit (“brokered CDs”), and (ii) the repurchase and cancellation of $7.3 million in trust-preferred securities, reflected in the statement of financial condition as “Other borrowings.”  Refer to Risk Management – Liquidity and Capital Adequacy discussion below for additional information about the Corporation’s funding sources.

•         As of September 30, 2017, the Corporation’s stockholders’ equity was $1.9 billion, an increase of $67.5 million from December 31, 2016.  The increase was mainly driven by the earnings generated in the first nine months of 2017, exclusive of the effect of the $12.2 million OTTI charge to earnings in the first quarter and previously included as part of other comprehensive loss in total equity, and the increase in the fair value of available-for-sale investment securities.  The Corporation’s Total Capital, Common Equity Tier 1 Capital, Tier 1 Capital and Leverage ratios calculated under the Basel III rules as currently in effect were 22.18%, 18.62%, 18.62%, and 13.96%, respectively, as of September 30, 2017, compared to Total Capital, Common Equity Tier 1 Capital, Tier 1 Capital and Leverage ratios of 21.34%, 17.74%, 17.74%, and 13.70%, respectively, as of December 31, 2016.  Refer to Risk Management – Capital discussion below for additional information.

•         Total loan production, including purchases, refinancings, renewals and draws from existing revolving and non-revolving commitments, was $589.7 million for the quarter ended September 30, 2017, excluding the utilization activity on outstanding credit cards, compared to $803.6 million for the same period in 2016.  The variance was primarily related to a $230.3 million decrease in Puerto Rico loan originations, including reductions of $151.4 million and $75.3 million in commercial and residential mortgage loan originations, respectively, and a $13.3 million decrease in the Virgin Islands loan originations reflected in all major loan categories, partially offset by a $29.7 million increase in the Florida region, primarily commercial loans.  Loan origination volumes in Puerto Rico and the Virgin Islands were adversely affected by interruptions caused by Hurricanes Irma and Maria in the third quarter of 2017.

•         Total non-performing assets were $640.7 million as of September 30, 2017, a decrease of $93.8 million from December 31, 2016.  The decrease primarily reflects the effect of the sale of the Corporation’s participation in the PREPA credit line with a book value of $64 million at the time of sale, charge-offs of $29.7 million and cash collections of $9.6 million on TDF commercial mortgage loans, the sale of non-performing bonds of the GDB and the Puerto Rico Public Buildings Authority with a book value at the time of sale of $23.0 million, and the resolution of a $27.6 million non-performing commercial relationship in Puerto Rico.  As part of the aforementioned resolution, the Corporation received a cash payment of $12.8 million, recorded charge-offs of $3.5 million, and acquired collateral amounting to $10.6 million transferred to the OREO portfolio.

These variances were partially offset by the inflow to non-performing status in the third quarter of two large commercial relationships in Puerto Rico totaling $34.2 million, and increases of $17.7 million and $2.4 million in non-performing residential and consumer loans, respectively.  As mentioned above, interruptions in regular collection efforts and loss mitigation programs caused by the passage of Hurricanes Irma and Maria adversely affected the non-performing residential and consumer loan statistics in the third quarter of 2017.

•         Adversely classified commercial and construction loans held for investment decreased by $121.9 million to $367.4 million as of September 30, 2017, driven by the reduction in non-performing loans discussed in the above bullet.

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

RESULTS OF OPERATIONS

Net Interest Income

Net interest income is the excess of interest earned by First BanCorp. on its interest-earning assets over the interest incurred on its interest-bearing liabilities. First BanCorp.’s net interest income is subject to interest rate risk due to the repricing and maturity mismatch of the Corporation’s assets and liabilities. Net interest income for the quarter and nine-month period ended September 30, 2017 was $122.8 million and $369.3 million, respectively, compared to $118.2 million and $363.1 million for the comparable periods in 2016, respectively. On a tax-equivalent basis and excluding the changes in the fair value of derivative instruments, net interest income for the quarter and nine-month period ended September 30, 2017 was $126.0 million and $380.2 million, respectively, compared to $120.7 million and $373.8 million for the comparable periods in 2016, respectively.

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

Part I

	Average Volume		Interest income (1) / expense		Average Rate (1)
Quarter ended September 30,	2017	2016	2017	2016	2017	2016

(Dollars in thousands)

Interest-earning assets:
Money market & other short-term investments	$428,639	$525,172	$1,293	$662	1.20%	0.50%
Government obligations (2)	657,119	785,670	4,469	5,189	2.70%	2.63%
Mortgage-backed securities	1,264,155	1,395,189	9,594	8,017	3.01%	2.29%
FHLB stock	42,682	30,939	511	368	4.75%	4.73%
Other investments	2,703	2,047	2	2	0.29%	0.39%
Total investments (3)	2,395,298	2,739,017	15,869	14,238	2.63%	2.07%

Residential mortgage loans	3,263,348	3,298,546	43,132	44,888	5.24%	5.41%
Construction loans	134,842	132,658	1,219	1,069	3.59%	3.21%
C&I and commercial mortgage loans	3,726,341	3,667,955	44,649	38,957	4.75%	4.23%
Finance leases	244,149	228,578	4,346	4,301	7.06%	7.49%
Consumer loans	1,486,726	1,507,101	41,927	42,598	11.19%	11.24%
Total loans (4) (5)	8,855,406	8,834,838	135,273	131,813	6.06%	5.94%
Total interest-earning assets	$11,250,704	$11,573,855	$151,142	$146,051	5.33%	5.02%

Interest-bearing liabilities:
Brokered CDs	$1,244,355	$1,670,324	$4,711	$5,177	1.50%	1.23%
Other interest-bearing deposits	5,904,022	5,959,320	12,187	11,565	0.82%	0.77%
Other borrowed funds	515,202	835,752	5,056	7,179	3.89%	3.42%
FHLB advances	740,663	449,565	3,209	1,474	1.72%	1.30%
Total interest-bearing liabilities	$8,404,242	$8,914,961	$25,163	$25,395	1.19%	1.13%

Net interest income			$125,979	$120,656

Interest rate spread					4.14%	3.89%

Net interest margin					4.44%	4.15%

	Average Volume		Interest income (1) / expense		Average Rate (1)
Nine-Month Period Ended September 30,	2017	2016	2017	2016	2017	2016

(Dollars in thousands)

Interest-earning assets:
Money market & other short-term investments	$334,964	$794,132	$2,504	$3,006	1.00%	0.51%
Government obligations (2)	694,701	744,540	13,305	16,673	2.56%	2.99%
Mortgage-backed securities	1,296,979	1,388,372	33,697	30,192	3.47%	2.90%
FHLB stock	39,843	31,120	1,460	1,066	4.90%	4.58%
Other investments	2,701	1,750	6	5	0.30%	0.38%
Total investments (3)	2,369,188	2,959,914	50,972	50,942	2.88%	2.30%

Residential mortgage loans	3,265,031	3,309,266	131,090	135,537	5.37%	5.47%
Construction loans	139,829	145,881	3,821	3,985	3.65%	3.65%
C&I and commercial mortgage loans	3,737,072	3,684,450	128,074	118,753	4.58%	4.31%
Finance leases	239,418	229,561	12,993	13,045	7.26%	7.59%
Consumer loans	1,479,026	1,539,844	124,533	129,853	11.26%	11.26%
Total loans (4) (5)	8,860,376	8,909,002	400,511	401,173	6.04%	6.01%
Total interest-earning assets	$11,229,564	$11,868,916	$451,483	$452,115	5.38%	5.09%

Interest-bearing liabilities:
Brokered CDs	$1,321,853	$1,907,199	$14,211	$17,041	1.44%	1.19%
Other interest-bearing deposits	5,899,081	5,964,129	35,007	34,182	0.79%	0.77%
Other borrowed funds	515,855	914,205	14,471	22,645	3.75%	3.31%
FHLB advances	659,253	453,175	7,623	4,416	1.55%	1.30%
Total interest-bearing liabilities	$8,396,042	$9,238,708	$71,312	$78,284	1.14%	1.13%

Net interest income			$380,171	$373,831

Interest rate spread					4.24%	3.96%

Net interest margin					4.53%	4.21%

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
(5)

Interest income on loans includes $1.7 million and $2.4 million for the quarters ended September 30, 2017 and 2016, respectively, and $5.9 million and $7.6 million for the nine-month periods ended September 30, 2017 and 2016, respectively, of income from prepayment penalties and late fees related to the Corporation’s loan portfolio.

Part II

	Quarter ended September 30,			Nine-Month Period Ended September 30,
	2017 compared to 2016			2017 compared to 2016
	Increase (decrease)			Increase (decrease)
	Due to:			Due to:
(In thousands)	Volume	Rate	Total	Volume	Rate	Total

Interest income on interest-earning assets:
Money market & other short-term investments	$(201)	$832	$631	$(2,592)	$2,090	$(502)
Government obligations	(852)	132	(720)	(1,069)	(2,299)	(3,368)
Mortgage-backed securities	(850)	2,427	1,577	(2,205)	5,710	3,505
FHLB stock	142	1	143	315	79	394
Other investments	1	(1)	-	2	(1)	1
Total investments	(1,760)	3,391	1,631	(5,549)	5,579	30
Residential mortgage loans	(445)	(1,311)	(1,756)	(1,848)	(2,599)	(4,447)
Construction loans	18	132	150	(167)	3	(164)
C&I and commercial mortgage loans	643	5,049	5,692	1,694	7,627	9,321
Finance leases	289	(244)	45	543	(595)	(52)
Consumer loans	(490)	(181)	(671)	(5,239)	(81)	(5,320)
Total loans	15	3,445	3,460	(5,017)	4,355	(662)
Total interest income	(1,745)	6,836	5,091	(10,566)	9,934	(632)
Interest expense on interest-bearing liabilities:
Brokered CDs	(1,451)	985	(466)	(5,779)	2,949	(2,830)
Other interest-bearing deposits	(92)	714	622	(397)	1,222	825
Other borrowed funds	(2,928)	805	(2,123)	(10,545)	2,371	(8,174)
FHLB advances	1,164	571	1,735	2,270	937	3,207
Total interest expense	(3,307)	3,075	(232)	(14,451)	7,479	(6,972)
Change in net interest income	$1,562	$3,761	$5,323	$3,885	$2,455	$6,340

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

    The following table reconciles net interest income in accordance with GAAP to net interest income, excluding valuations, and net interest income on an adjusted tax-equivalent basis.  The table also reconciles net interest spread and net interest margin on a GAAP basis to these items excluding valuations and on an adjusted tax-equivalent basis:

	Quarter Ended		Nine-Month Period Ended
(Dollars in thousands)	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016

Interest Income - GAAP	$147,995	$143,573	$440,597	$441,338
Unrealized (gain) loss on derivative instruments	-	(5)	1	1
Interest income excluding valuations	147,995	143,568	440,598	441,339
Tax-equivalent adjustment	3,147	2,483	10,885	10,776
Interest income on a tax-equivalent basis excluding valuations	151,142	146,051	451,483	452,115

Interest Expense - GAAP	25,163	25,395	71,312	78,284

Net interest income - GAAP	$122,832	$118,178	$369,285	$363,054

Net interest income excluding valuations	$122,832	$118,173	$369,286	$363,055

Net interest income on a tax-equivalent basis excluding valuations	$125,979	$120,656	$380,171	$373,831

Average Balances
Loans and leases	$8,855,406	$8,834,838	$8,860,376	$8,909,002
Total securities, other short-term investments and interest-bearing cash balances	2,395,298	2,739,017	2,369,188	2,959,914
Average Interest-Earning Assets	$11,250,704	$11,573,855	$11,229,564	$11,868,916

Average Interest-Bearing Liabilities	$8,404,242	$8,914,961	$8,396,042	$9,238,708

Average Yield/Rate
Average yield on interest-earning assets - GAAP	5.22%	4.94%	5.25%	4.97%
Average rate on interest-bearing liabilities - GAAP	1.19%	1.13%	1.14%	1.13%
Net interest spread - GAAP	4.03%	3.81%	4.11%	3.84%
Net interest margin - GAAP	4.33%	4.06%	4.40%	4.09%

Average yield on interest-earning assets excluding valuations	5.22%	4.93%	5.25%	4.97%
Average rate on interest-bearing liabilities	1.19%	1.13%	1.14%	1.13%
Net interest spread excluding valuations	4.03%	3.80%	4.11%	3.84%
Net interest margin excluding valuations	4.33%	4.06%	4.40%	4.09%

Average yield on interest-earning assets on a tax-equivalent basis
and excluding valuations	5.33%	5.02%	5.38%	5.09%
Average rate on interest-bearing liabilities	1.19%	1.13%	1.14%	1.13%
Net interest spread on a tax-equivalent basis and excluding valuations	4.14%	3.89%	4.24%	3.96%
Net interest margin on a tax-equivalent basis and excluding valuations	4.44%	4.15%	4.53%	4.21%

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

For the quarter and nine-month period ended September 30, 2017, net interest income increased $4.7 million to $122.8 million, and $6.2 million to $369.3 million, respectively, compared to the same periods in 2016. The $4.7 million increase in net interest income for the third quarter of 2017, compared to the same period in 2016, was primarily due to:

•         A $5.9 million increase in interest income on commercial and construction loans primarily associated with both the growth of the performing commercial portfolios, primarily in the Florida region, and the upward repricing of variable rate commercial loans.

•         A $0.6 million increase in interest income from deposits maintained at the Federal Reserve Bank due to increases in the Federal Funds target rate late in 2016 and in 2017.

•         A $1.5 million increase in interest income on investment securities, including: (i) an increase of $0.7 million in interest income on U.S. agency MBS that was primarily associated with a $1.5 million decrease in the premium amortization expense resulting from lower prepayment rates used to forecast future cash flows, partially offset by a decrease of $0.7 million in interest income associated with a $131.0 million decrease in the average balance of MBS, and (ii) an increase of $0.1 million in FHLB stock dividends.  These variances were partially offset by a $0.6 million decrease in interest income on U.S. agencies and Puerto Rico government debt securities, reflecting an adverse impact of approximately $0.3 million related to the bonds of the GDB and the Puerto Rico Public Buildings Authority, for which recognition of interest income was discontinued during the third quarter 2016 and which were subsequently sold in 2017, and the effect in the third quarter of 2016 of discount accretions totaling $0.3 million related to $11.1 million of U.S. agencies debt securities called prior to maturity.

•         A $0.2 million decrease in interest expense driven by: (i) a $2.4 million decrease in interest expense on repurchase agreements, primarily reflecting the effect of repurchase agreements totaling $400 million that matured in the third and fourth quarters of 2016 that carried an average cost of 3.35%, partially offset by the upward repricing of variable rate repurchase agreements in 2017, and (ii) a $0.5 million decrease in interest expense on brokered CDs, primarily related to a $426.0 million decrease in the average volume that offset higher costs on new issuances.  Over the last 12 months, the Corporation repaid $950.3 million of maturing brokered CDs with an average all-in cost of 1.06% and new issuances amounted to $646.8 million with an average all-in cost of 1.54%.  The aforementioned decreases were partially offset by (i) an increase of $1.7 million in interest expense on FHLB advances, reflecting both higher average balances on long- and short-term FHLB advances and higher market interest rates in 2017, (ii) an increase of $0.6 million on non-brokered interest bearing deposits reflecting, among other things, a higher proportion of time deposits to total deposits, retail CDs renewed at longer terms, and higher market interest rates in 2017, and (iii) an increase of $0.3 million in interest expense related to the upward repricing of floating-rate junior subordinated debentures.

Partially offset by

•         A $1.7 million decrease in interest income on residential mortgage loans, reflecting the effect of both higher inflows of residential mortgage loans to non-performing status, as compared to the third quarter of 2016, and a $35.2 million decrease in the average balance of this portfolio. Interruption in regular collection efforts caused by Hurricanes Irma and Maria adversely affected the residential and consumer non-performing loan levels in the third quarter of 2017.

•         A $0.6 million decrease in interest income on consumer loans, primarily associated with a $21.0 million decrease in the average balance of auto loans and higher inflows of consumer loans to non-performing status, as compared to the third quarter of 2016.

The $6.2 million increase in net interest income for the first nine months of 2017, compared to the same period in 2016, was primarily due to:

•         A $10.1 million increase in interest income on commercial and construction loans, primarily associated with both the growth of the performing commercial portfolios, primarily in the Florida region, and the upward repricing of variable rate commercial loans.

•         A $7.0 million decrease in interest expense driven by: (i) an $8.6 million decrease in interest expense on repurchase agreements, primarily reflecting the effect of the aforementioned repayments of repurchase agreements totaling $400 million that matured in the third and fourth quarter of 2016, partially offset by the upward repricing of variable rate repurchase agreements in 2017, and (ii) a $2.8 million decrease in interest expense on brokered CDs, primarily related to a $585.3 million decrease in the average volume that offset higher costs on new issuances.  The aforementioned decreases were partially offset by (i) an increase of $3.2 million in interest expense on FHLB advances, reflecting both higher average balances on long- and short-term FHLB advances and the effect of higher market interest rates, (ii) an increase of $0.8 million in interest expense on non-brokered interest bearing deposits reflecting, among other things, a higher proportion of time deposits to total deposits, retail CDs renewed at longer terms, and higher market interest rates in 2017, and (iii) an increase of $0.4 million in interest expense related to the upward repricing of floating-rate junior subordinated debentures.

Partially offset by:

•         A $5.3 million decrease in interest income on consumer loans and finance leases mainly attributable to the $51.0 million reduction in the average balance of this portfolio, primarily auto loans.

•         A $4.3 million decrease in interest income on residential mortgage loans reflecting the effect of both higher inflows of residential mortgage loans to non-performing status in the first nine months of 2017, as compared to the same period in 2016, and a $44.2 million decrease in the average balance of this portfolio.

•         A $0.5 million decrease in interest income on interest-bearing cash and cash equivalents, primarily related to the utilization of deposits maintained at the Federal Reserve Bank to repay maturing brokered CDs and the aforementioned repurchase agreements that matured in the second half of 2016, partially offset by the increases in the Federal Funds target rate.

•         A $0.7 million decrease in interest income on investment securities, including an adverse impact of approximately $1.7 million related to the bonds of the GDB and the Puerto Rico Public Buildings Authority for which recognition of interest income was discontinued during the third quarter 2016, and the effect in the first nine months of 2016 of discount accretions totaling $0.8 million related to $72.4 million of U.S. agencies debt securities called prior to maturity.  These variances were partially offset by a $1.5 million increase in interest income on U.S. agency MBS, primarily due to a lower premium amortization expense resulting from lower prepayment rates in 2017, and a $0.4 million increase in FHLB stock dividends.

Net interest margin increased by 27 basis points to 4.33% for the third quarter of 2017, compared to the same period in 2016, and increased by 31 basis points to 4.40% for the first nine months of 2017, compared to the same period in 2016.  The increase was primarily driven by the benefit of cash balances used for the repayment of high-cost repurchase agreements that matured in the second half of 2016, the change in mix of earning assets, lower U.S. agency MBS prepayment rates that resulted in a decrease in the premium amortization expense, and the reduction achieved in non-performing loans over the prior 12 months.  Loans increased as a percentage of interest-earning assets from 76.3% and 75.1% in the third quarter and first nine months of 2016, respectively, to 78.7% and 78.9% in the third quarter and first nine months of 2017, respectively.

On an adjusted tax-equivalent basis, net interest income for the quarter ended September 30, 2017 increased by $5.3 million to $126.0 million, when compared to the same period in 2016, and by $6.3 million to $380.2 million for the first nine months of 2017, compared to the same period in 2016. In addition to the facts discussed above, the increase in the third quarter of 2017, as compared to the same period in 2016, also includes an increase of $0.7 million in the tax-equivalent adjustment related to the increased interest income on U.S. agency MBS held by the IBE subsidiary First Bank Overseas.  For the first nine months of 2017, the tax equivalent adjustment increased by $0.1 million, as compared to the same period in 2016.

Provision for Loan and Lease Losses

The provision for loan and lease losses is charged to earnings to maintain the allowance for loan and lease losses at a level that the Corporation considers adequate to absorb probable losses inherent in the portfolio. The adequacy of the allowance for loan and lease losses is also based upon a number of additional factors, including trends in charge-offs and delinquencies, current economic conditions, the fair value of the underlying collateral and the financial condition of the borrowers, and, as such, includes amounts based on judgments and estimates made by the Corporation.  Important factors that influence this judgement are re-evaluated quarterly to respond to changing conditions.

As described above in ‘’Executive Summary,’’ two strong hurricanes affected the Corporation’s service areas during September 2017.  These storms caused widespread property damage, flooding, power outages, and water and communication services interruptions, and severely disrupted normal economic activity in the affected areas.

In addition to immediate uncertainties regarding the adequacy and timeliness of insurance recoveries, continued personal employment, the ability of businesses to reopen and the availability of goods and services to operate homes and businesses, there is a significant level of uncertainty regarding the level of economic activity to which Puerto Rico and the Virgin Islands will return over time. Some uncertainties include how and when rebuilding will take place, including the rebuilding of the public infrastructure such as Puerto Rico’s power grid, what level of government, private or philanthropic funds will be invested in the affected communities, how many displaced individuals will return to their homes in both the short- and long-term, and what other demographic changes will take place, if any.

Damages associated with the storm-related events will have significant short-term economic repercussions, both positive and negative, for the Corporation’ s commercial and individual loan customers in the most severely affected parts of Puerto Rico and the Virgin Islands. While these events have affected certain asset quality metrics, including higher delinquencies and non-performing loans, the storms' ultimate effect on loan collections is uncertain.  However, the Corporation’s loan officers are making individual storm-impact assessments for all commercial customers.  The recent occurrence of the events makes it difficult to estimate the immediate impact at such level.  The  expectation is that the assessment will be substantially completed by the fourth quarter of 2017.

The Corporation’s loan portfolio in Puerto Rico and the Virgin Islands totaled $7.3 billion as of September 30, 2017, or 82% of the entire portfolio.  The composition of these loans generally reflects the composition of the entire portfolio, which is close to 60% of residential and consumer loans to individual customers and 40% of commercial and construction loans.

Management has determined a separate qualitative element of the allowance to represent the estimate of inherent losses associated with the impact of the storm-related events on the Corporation’s Puerto Rico and Virgin Islands loan portfolios.  This estimate is judgmental and subject to changes as conditions evolve. This qualitative element of the allowance was determined based on the estimated impact the storm could have on current employment levels (e.g unemployment rate that doubles current levels in Puerto Rico based on statistics observed in the aftermath of similar natural disasters in the U.S mainland like Hurricane Katrina) economic activity in the Corporation’s geographic regions, and the time it could take for the affected regions to return to a more normalized operating environment. It is expected that the rebuilding efforts will stimulate economic activity and accelerate the pace of economic recovery from the hurricanes.

The Corporation’s credit risk modeling framework used to determine the storm-related estimate is similar to the one used for benchmarking purposes as part of the annual Dodd-Frank Act Stress Testing (DFAST) regulatory exercise.  Models were developed following a regression modeling approach in which relationships between portfolio-level loss rates and key economic indicators were derived based on historical behavior.  These models went through an extensive model specification and selection process that resulted in the use of certain variables, such as the unemployment rate and the Puerto Rico Economic Activity Index, which showed the highest predictive power of potential losses in our outstanding loan portfolio.

Resulting loss factors were assigned to the overall performing balance of each major loan portfolio category in the affected regions, resulting in a total charge of $66.5 million (composed of $59.2 million for Puerto Rico and $7.3 million for Virgin Islands) that consisted of: (i) a $13.7 million charge to the provision for residential mortgage loans, (ii) an $18.1 million charge to the provision of commercial mortgage loans, (iii) an $8.0 million charge to the provision for commercial and industrial loans, (iv)  a $0.8 million charge to the provision for construction loans, and (v) a $25.9 million charge to the provision for consumer loans.

Residential and consumer loans are underwritten principally on income streams, with collateral viewed as a second source of repayment.  The storms’ impact varies widely within the residential and consumer portfolio, with some individual borrowers experiencing the devastation of loss of both home and employment and others with both homes and jobs intact. Properties used as collateral generally require insurance, minimizing the potential loss from property damages.

  For the commercial portfolio, the Corporation conducted a preliminary review of all loans in the Puerto Rico and Virgin Islands regions in amounts over $10 million, which accounts for 74.5% of the total commercial portfolio of such regions, and determined that 100% of the real estate-backed loans have property insurance. As such, the Corporation understands that credit losses and/or credit deterioration will mainly occur from the overall economic effect the storms will have on the economy of Puerto Rico and the Virgin Islands.

Estimates of the storms’ effect on loan losses will change over time as additional information becomes available, and any related revisions in the allowance calculation will be reflected in the provision for loan losses as they occur. Such revisions could be material.

For the third quarter ended September 30, 2017, the Corporation recorded a provision for loan and lease losses of $75.0 million compared to $21.5 million for the comparable period in 2016. On a non-GAAP basis, excluding the impact of the above mentioned $66.5 million storm-related provision, the adjusted provision of $8.5 million for the third quarter of 2017 decreased by $13.0 million compared to the provision of $21.5 million for the same period in 2016.  The $13.0 million decrease in the adjusted provision was driven by:

•         A $10.1 million adjusted net loan loss reserve release for commercial and construction loans in the third quarter of 2017, primarily related to lower specific reserve requirements for two commercial loans classified as impaired in the third quarter of 2017 as well as improvements in historical loss rates used for the general reserve calculation, in contrast to a provision for commercial and construction loans of $7.9 million recorded in the third quarter of 2016 that was driven by additional specific reserve requirements for three relationships.

Partially offset by:

•         A $5.1 million increase in the adjusted provision for residential mortgage loans primarily related to the increased specific reserves for residential mortgage troubled debt restructurings, and higher loss severity estimates in 2017.

For the nine-month period ended September 30, 2017, the Corporation recorded a provision for loan and lease losses of $118.6  million compared to $63.5 million for the same period in 2016. In addition to the $66.5 million storm-related provision, the provision for the first nine months of 2017 included a charge of $0.6 million associated with the sale of the PREPA credit line in the first quarter.

On a non-GAAP basis, excluding the impact of the above mentioned charges, the adjusted provision of $51.5 million for the first nine months of 2017 decreased by $12.1 million compared to the provision of $63.5 million for the same period in 2016.  The $12.1 million decrease in the adjusted provision was driven by:

•         A $3.3 million adjusted net loan loss reserve release for commercial and construction loans in the first nine months of 2017 compared to a provision of $16.9 million for the same period in 2016.  The variance was primarily related to lower specific reserve requirements for impaired loans, improvements in historical loss rates used for the general reserve calculation, a $3.8 million increase in loss loans recoveries, including a $4.2 million recovery recorded in the second quarter of 2017 on a previously charged-off commercial loan in Puerto Rico, and the overall decrease in the balance of adversely classified assets.

Partially offset by:

•         An $8.2 million increase in the adjusted provision for residential mortgage loans primarily related to the higher level of residential non-performing loans, increased specific reserves for residential mortgage TDRs, and higher loss severity estimates in 2017, including adjustments to liquidation cost assumptions.

     Refer to “Credit Risk Management” below for an analysis of the allowance for loan and lease losses, non-performing assets, impaired loans and related information, and refer to “Financial Condition and Operating Analysis – Loan Portfolio and Risk Management — Credit Risk Management” below for additional information concerning the Corporation’s loan portfolio exposure in the geographic areas where the Corporation does business.

Non-Interest Income

	Quarter Ended September 30,		Nine-Month Period Ended September 30,
	2017	2016	2017	2016
(In thousands)

Service charges on deposit accounts	$5,797	$5,788	$17,390	$17,206
Mortgage banking activities	3,117	5,485	11,579	15,131
Insurance income	1,377	1,363	6,819	6,175
Other operating income	6,963	7,414	22,118	22,247

Non-interest income before net gain (loss) on investments and
gain on early extinguishment of debt	17,254	20,050	57,906	60,759

Net gain on sale of investments securities	-	6,096	371	6,104
OTTI on debt securities	-	-	(12,231)	(6,687)
Net gain (loss) on investments securities	-	6,096	(11,860)	(583)

Gain on early extinguishment of debt	1,391	-	1,391	4,217
Total	$18,645	$26,146	$47,437	$64,393

Non-interest income primarily consists of income from service charges on deposit accounts, commissions derived from various banking, securities and insurance activities, gains and losses on mortgage banking activities, interchange and other fees related to debit and credit cards, and net gains and losses on investments and impairments.

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

The gain on early extinguishment of debt is related to the repurchase and cancellation of $7.3 million in trust-preferred securities of the FBP Statutory Trust I in the third quarter of 2017 and $10 million in trust-preferred securities of the FBP Statutory Trust II in the first quarter of 2016.   The Corporation repurchased and cancelled the repurchased trust-preferred securities, resulting in a commensurate reduction in the related Junior Subordinated Deferrable Debentures.  The Corporation’s purchase price equated to 81% of the $7.3 million par value of trust-preferred securities repurchased in the third quarter of 2017 and the purchase price equated to 70% of the $10 million par value of trust-preferred securities repurchased in the first quarter of 2016.  The 19% discount for the trust-preferred securities repurchased in the third quarter of 2017, plus accrued interest, resulted in a gain of $1.4 million and the 30% discount for the trust-preferred securities repurchased in the first quarter of 2016, plus accrued interest, resulted in a gain of $4.2 million.  These gains are reflected in the statement of operations as a “Gain on early extinguishment of debt.”  As of September 30, 2017, the Corporation still has Junior Subordinated Deferrable Debentures outstanding in the aggregate amount of $208.6 million.

Non-interest income for the third quarter of 2017 amounted to $18.6 million, compared to $26.1 million for the same period in 2016.  The decrease in non-interest income of $7.5 million was primarily related to:

•         The effect in the third quarter of 2016 of a $6.1 million gain on sales of $198.7 million of U.S. agency MBS.

•         A $2.4 million decrease in revenues from the mortgage banking activities driven by lower conforming loan origination and sales volume in the secondary market due to higher market interest rates and exacerbated by interruptions caused by the passage of Hurricanes Irma and Maria in the third quarter of 2017.  Total loans sold in the secondary market to U.S. government-sponsored entities amounted to $85.1 million with a related gain of $2.4 million, net of To-Be-Announced MBS (“TBAs”) hedge losses of $0.3 million, in the third quarter of 2017, compared to $127.9 million with a related gain of $4.3 million, net of TBAs hedge losses of $0.6 million, in the third quarter of 2016.  In addition, temporary impairments on servicing rights increased by $0.4 million in the third quarter of 2017 compared to the same period in 2016.

•         A $0.5 million decrease in “other operating income” in the above table, primarily due to a $0.4 million reduction in certain non-deferrable loan fees such as unused commitment and agent fees.

Partially offset by:

•         The $1.4 million gain recorded in the third quarter of 2017 on the repurchase and cancellation of $7.3 million in trust preferred securities, as described above.

Non-interest income for the nine-month period ended September 30, 2017 amounted to $47.4 million, compared to $64.4 million for the same period in 2016.  The $17.0 million decrease in non-interest income was primarily due to:

•         The effect in 2016 of the aforementioned $6.1 million gain on sales of $198.7 million of U.S. agency MBS.

•         A $5.5 million increase in OTTI charges on debt securities.  During the first quarter of 2017, the Corporation recorded a $12.2 million OTTI charge on bonds of the GDB and the Puerto Rico Public Buildings Authority that were subsequently sold in the second quarter.  An OTTI charge of $6.3 million on the same securities was recorded in the first quarter of 2016.

•         A $2.8 million decrease in gains on early extinguishment of debt.  During the third quarter of 2017, the Corporation recorded a $1.4 million gain on the repurchase and cancellation of $7.3 million of trust preferred securities, compared to a $4.2 million gain on the repurchase and cancellation of $10 million of trust preferred securities in the first quarter of 2016.

•         A $3.6 million decrease in revenues from the mortgage banking activities driven by lower conforming loan origination and sales volume in the secondary market due to higher market interest rates in recent periods and exacerbated by interruptions caused by Hurricanes Irma and Maria in the third quarter of 2017.  Total loans sold in the secondary market to U.S. government-sponsored entities amounted to $269.7 million with a related gain of $8.4 million, net of TBAs hedge losses of $1.0 million, for the first nine months of 2017, compared to $347.1 million with a related gain of $11.7 million, net of TBAs hedge losses of $1.4 million, for the first nine months of 2016.

•           A $0.1 million decrease in “other operating income” in the above table, reflecting a $0.8 million reduction in non-deferrable loan fees such as agent fees and unused commitment fees, the effect in 2016 of fee income of $0.4 million recorded in connection with a terminated credit agreement in which the Bank was committed to participate, and a $0.4 million decrease in gain on sales of fixed asset, partially offset by a $1.6 million increase in transactional fees such as credit and debit cards interchange fess, ATM fees, and merchant referral income.

Partially offset by:

•         A $0.6 million increase in insurance income, including a $0.2 million increase in contingent commissions received by the insurance agency in 2017 and a $0.3 million decrease in the unearned insurance commissions’ reserve.

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

•         A $0.2 million increase in service charges on deposits, primarily related to higher corporate cash management fees recorded in 2017.

Non-Interest Expenses

The following table presents non-interest expenses for the periods indicated:

	Quarter Ended September 30,		Nine-Month Period Ended September 30,
	2017	2016	2017	2016

(In thousands)

Employees' compensation and benefits	$37,128	$38,005	$114,190	$113,841
Occupancy and equipment	13,745	13,888	41,592	41,114
Insurance and supervisory fees	4,353	5,604	14,117	20,013
Taxes, other than income taxes	3,763	3,927	11,184	11,475
Professional fees:
Collections, appraisals and other credit-related fees	2,295	2,267	6,819	7,546
Outsourcing technology services	5,403	5,124	16,155	14,829
Other professional fees	4,325	3,281	11,805	10,400
Credit and debit card processing expenses	3,737	3,546	10,134	10,102
Business promotion	3,244	3,169	9,717	11,220
Communications	1,603	1,711	4,774	5,244
Net loss on OREO and OREO operations	1,351	2,603	8,796	9,134
Other	4,667	5,178	13,282	15,926
Total	$85,614	$88,303	$262,565	$270,844

Non-interest expenses for the third quarter of 2017 were $85.6 million, compared to $88.3 million for the same period in 2016. The $2.7 million decrease in non-interest expenses was mainly due to:

•         A $1.3 million decrease in losses from OREO operations, primarily reflecting a $1.6 million decrease in write downs to the value of OREO properties, partially offset by a $0.4 million decrease in rental income from commercial OREO income-producing properties.

•         A $1.2 million decrease in the FDIC insurance premium expense, included as part of “Insurance and supervisory fees” in the table above, reflecting, among other things, the effect of reductions in brokered deposits and average assets, a strengthened capital position, and improved liquidity metrics.

•         A $0.9 million decrease in employees’ compensation expenses, reflecting the effect of expected insurance recoveries of approximately $1.4 million in connection with payroll costs incurred when Hurricanes Irma and Maria precluded employees from working during the third quarter of 2017, partially offset by costs of $0.6 million recorded in the third quarter of 2017 associated with a cash transition award paid to certain senior officers as contemplated in the new executive compensation program that became effective on July 1, 2017.  The total cash transition award will be paid over a four-quarter period.

•         A $0.5 million decrease in “other operating expenses” in the table above, including reductions of $0.7 million in the provision for unfunded loan commitments and letters of credit, primarily related to lower unused balances on adversely classified loans, partially offset by an increase of $0.3 million in plastic card expenses.

Partially offset by:

•         A $1.4 million increase in professional service fees, primarily reflecting higher consulting fees related to the implementation of new technology systems and higher outsourcing fees related to network services, and, to a lesser extent, costs incurred in connection with a secondary offering of the Corporation’s common stock by certain of the Corporation’s existing stockholders completed in the third quarter of 2017.

•         A $0.1 million increase in business promotion expenses primarily related to the expenses incurred in connection with relief efforts and assistance to employees and communities after Hurricanes Irma and Maria in the third quarter of 2017, partially offset by a decrease related to the timing of advertising, sponsorships and other marketing-related activities.

Non-interest expenses for the first nine months of 2017 were $262.6 million, compared to $270.8 million for the same period in 2016.   The $8.3 million decrease in non-interest expenses was principally attributable to:

•         A $5.9 million decrease in insurance and supervisory fees, including a $5.5 million decrease in the FDIC insurance premium expense mainly related to, among other things, the effect of reductions in brokered deposits and average assets, a strengthened capital position, and improved liquidity metrics.

•         A $2.6 million decrease in “other operating expenses” in the table above, including reductions of $2.3 million in the provision for unfunded loan commitments and letters of credit, primarily related to lower unused balances on adversely classified loans, a $0.6 million decrease in losses and expenses related to non-real estate repossessed assets, and a $0.3 million decrease in amortization of intangible assets, partially offset by a $0.5 million increase in plastic card expenses.

•         A $1.5 million decrease in business promotion expenses, primarily due to a $1.1 million decrease associated with lower advertising and marketing-related activities and a $0.5 million decrease in costs of credit card and deposit reward programs.

•         A $0.5 million decrease in communication expenses, primarily due to lower postage expenses.

•         A $0.3 million decrease in losses from OREO operations, primarily reflecting a $1.5 million decrease in write downs to the value of OREO properties, partially offset by a $1.0 million decrease in rental income from commercial OREO income-producing properties.

Partially offset by:

•         A $2.0 million increase in professional service fees, primarily reflecting higher consulting fees related to the implementation of new technology systems and higher outsourcing fees related to network services, and $0.4 million in costs incurred in connection with secondary offerings of the Corporation’s common stock by certain of the Corporation’s existing stockholders completed in 2017, partially offset by lower appraisals, title and collection fees related to troubled loan resolution efforts.

•         A $0.3 million increase in employees’ compensation and benefits mainly due to salary merit increases and higher stock-based compensation costs as well as an increase of $0.7 million in bonus and incentive-based compensation accruals and the aforementioned $0.6 million recorded in the third quarter of 2017 associated with a cash transition award paid to certain senior officers in the third quarter of 2017.  These variances were partially offset by the expected insurance recoveries of approximately $1.4 million in connection with payroll costs incurred when Hurricanes Irma and Maria precluded employees from working during the third quarter of 2017.

•         A $0.5 million increase in occupancy and equipment expenses, primarily due to higher electricity, property taxes and rental expenses.

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

    For the third quarter and first nine months of 2017, the Corporation recorded income tax benefits of $8.4 million and $7.2 million, respectively, compared to income tax expense of $10.4 million and $23.7 million, for comparable periods in 2016. The tax benefit for the third quarter of 2017, as compared to the tax expense for the same period in 2016, was primarily driven by the tax benefit recognized associated with the storm-related charges recorded in the third quarter of 2017 and a lower effective tax rate driven by an increase in the projected ratio of exempt to taxable income.

    The tax benefit for the first nine months of 2017, as compared to the tax expense for the same period in 2016, was mostly attributable to the tax benefit recognized related to the storm-related charges and the $13.2 million tax benefit recorded in the first quarter of 2017 as a result of the above discussed change in tax status of certain subsidiaries from taxable corporations to limited liability companies that have elected to be treated as partnerships for income tax purposes in Puerto Rico. The $13.2 million tax benefit was primarily associated with the reversal of the $13.9 million deferred tax asset valuation allowance previously recorded at FirstBank related to pass-through ordinary net operating losses, partially offset by the elimination of the $0.7 million deferred tax asset previously recorded at FirstBank Insurance. A lower effective tax rate for the first nine months of 2017, as compared to the same period in 2016, also contributed to the positive variance in income tax expense.

For the nine-month period ended September 30, 2017, the Corporation calculated the provision for income taxes by applying the estimated annual effective tax rate for the full fiscal year to ordinary income or loss.  In the computation of the consolidated worldwide annual estimated effective tax rate, ASC 740-270 requires the exclusion of legal entities with pre-tax losses from which a tax benefit cannot be recognized.  The Corporation’s estimated annual effective tax rate in the first nine months of 2017, excluding entities from which a tax benefit cannot be recognized and discrete items, was 20% compared to 24% for the first nine months of 2016.  The estimated annual effective tax rate including all entities for 2017 was -2% (21% excluding discrete items, primarily the tax benefit resulting from the previously mentioned change in the tax status of two subsidiaries) compared to 25% for the first nine months of 2016.

    The Corporation’s net deferred tax asset amounted to $299.8 million as of September 30, 2017, net of a valuation allowance of $186.9 million, and management concluded, based upon the assessment of all positive and negative evidence, that it is more likely than not that the Corporation will generate sufficient taxable income within the applicable NOL carry-forward periods to realize such amount. The net deferred tax asset of the Corporation’s banking subsidiary, FirstBank, amounted to $299.5 million as of September 30, 2017, net of a valuation allowance of $146.6 million, compared to a net deferred tax asset of $277.4 million, net of a valuation allowance of $171.0 million, as of December 31, 2016.

We have U.S. and USVI sourced NOLs that we incurred in prior years. Section 382 of the U.S. Internal Revenue Code (the “Section 382”) limits the ability to utilize U.S. and USVI NOLs for income tax purposes at such jurisdictions following an event resulting in an ownership change.  Generally, an ownership change occurs when certain shareholders increase their aggregate ownership by more than 50 percentage points over their lowest ownership percentage over a three-year testing period. Upon the occurrence of a Section 382 ownership change, the use of NOLs attributable to the period prior to the ownership change is subject to limitations and only a portion of the U.S. and USVI NOLs may be used by the Corporation to offset its annual U.S. and USVI taxable income, if any.

During the third quarter of 2017, the Corporation completed a formal ownership change analysis within the meaning of Section 382 covering a comprehensive period, and concluded that an ownership change occurred during such comprehensive period. The ownership change and resulting Section 382 limitation did not cause a U.S. or USVI income tax liability or material income tax expense related to prior periods since the Corporation had sufficient post ownership change NOL’s in those jurisdictions to offset taxable income.  The Section 382 limitation could result in higher U.S. and USVI liabilities in the future than we would incur in the absence of such limitation. Prospectively, the Corporation expects that it will be able to mitigate the adverse effects associated with the Section 382 limitation as any such tax paid in the U.S. or USVI could be creditable against Puerto Rico tax liabilities or taken as deduction against taxable income.  However, our ability to reduce our Puerto Rico tax liability through such a credit or deduction depends on our tax profile at each annual taxable period, which depends on various factors. For the third quarter of 2017, as a result of the Section 382 limitation and based on the tax profile as of September 30, 2017, the Corporation incurred an income tax expense of approximately $1.6 million related to its U.S. operations.  The limitation did not affect the USVI operations for the third quarter of 2017.

  FINANCIAL CONDITION AND OPERATING DATA ANALYSIS

Assets

   The Corporation’s total assets were $12.2 billion as of September 30, 2017, an increase of $251.2 million from December 31, 2016. The increase was mainly due to a $437.5 million increase in cash and cash equivalents, largely driven by temporary funding obtained through FHLB advances in anticipation of a potential increase in short-term liquidity requirements of customers as a result of Hurricanes Irma and Maria in the third quarter of 2017 and higher balances tied to the increase of $102.0 million in non-interest bearing deposits.  In addition, the deferred tax asset (net of valuation allowance) increased by $18.1 million, mainly in connection with the storm-related charges recorded in the third quarter of 2017, and the OREO portfolio balance increased by $15.3 million, primarily related to $10.6 million of collateral acquired in connection with the aforementioned resolution of a $27.6 million non-performing commercial relationship in Puerto Rico.

   These variances were partially offset, as further discussed below, by a $127.9 million decrease in total investment securities, driven by prepayments of U.S. agency MBS and the aforementioned sale of non-performing bonds of the GDB and the Puerto Rico Public Buildings Authority in the second quarter of 2017, a $32.1 million decrease in total loans before the allowance for loan and lease losses, a $25.3 million increase in the allowance, and a $33.9 million decrease in certain accounts receivable recorded as part of “Other assets” in the statement of financial condition.

Loan Portfolio

The following table presents the composition of the Corporation’s loan portfolio, including loans held for sale, as of the dates indicated:

	September 30,	December 31,
(In thousands)	2017	2016

Residential mortgage loans	$3,274,340	$3,296,031

Commercial loans:
Commercial mortgage loans	1,601,638	1,568,808
Construction loans	129,460	124,951
Commercial and Industrial loans	2,144,236	2,180,455
Total commercial loans	3,875,334	3,874,214
Finance leases	246,084	233,335
Consumer loans	1,481,456	1,483,293
Total loans held for investment	8,877,214	8,886,873

Less:
Allowance for loan and lease losses	(230,870)	(205,603)
Total loans held for investment, net	$8,646,344	$8,681,270
Loans held for sale	27,576	50,006
Total loans, net	$8,673,920	$8,731,276

As of September 30, 2017, the Corporation’s total loan portfolio, before allowance, amounted to $8.9 billion, down $32.1 million when compared to December 31, 2016. The decline primarily reflects a $239.7 million decrease in the Puerto Rico region, including the effect of the sale of the PREPA credit line with a book value of $64 million at the time of the sale in the first quarter of 2017, charge-offs of $29.7 million and cash collections of $9.6 million during the year on TDF commercial mortgage loans, the resolution of a $27.6 million non-performing commercial relationship, and a $99.1 million reduction in residential mortgage loans.  In addition, the total loan portfolio balance in the Virgin Islands decreased by $19.2 million. These variances were partially offset by a $226.8 million increase in the Florida region, including an increase of $136.4 million in commercial and construction loans and an $85.1 million increase in the residential mortgage loan portfolio.

    As shown in the table above, as of September 30, 2017, the loans held for investment portfolio was comprised of commercial loans (44%), residential real estate loans (37%), and consumer and finance leases (19%). Of the total gross loan portfolio held for investment of $8.9 billion as of September 30, 2017, approximately 75% has credit risk concentration in Puerto Rico, 18% in the United States (mainly in the state of Florida) and 7% in the Virgin Islands, as shown in the following table:

As of September 30, 2017	Puerto Rico	Virgin Islands	United States	Total
(In thousands)
Residential mortgage loans	$2,396,557	$284,467	$593,316	$3,274,340
Commercial mortgage loans	1,130,550	97,753	373,335	1,601,638
Construction loans	51,107	44,011	34,342	129,460
Commercial and Industrial loans	1,461,870	134,683	547,683	2,144,236
Total commercial loans	2,643,527	276,447	955,360	3,875,334
Finance leases	246,084	-	-	246,084
Consumer loans	1,377,820	47,453	56,183	1,481,456
Total loans held for investment, gross	$6,663,988	$608,367	$1,604,859	$8,877,214

Loans held for sale	23,038	169	4,369	27,576
Total loans	$6,687,026	$608,536	$1,609,228	$8,904,790

As of December 31, 2016	Puerto Rico	Virgin Islands	United States	Total
(In thousands)
Residential mortgage loans	$2,480,076	$314,915	$501,040	$3,296,031
Commercial mortgage loans	1,177,550	79,365	311,893	1,568,808
Construction loans	42,753	44,687	37,511	124,951
Commercial and Industrial loans	1,571,097	139,795	469,563	2,180,455
Total commercial loans	2,791,400	263,847	818,967	3,874,214
Finance leases	233,335	-	-	233,335
Consumer loans	1,383,485	48,958	50,850	1,483,293
Total loans held for investment, gross	$6,888,296	$627,720	$1,370,857	$8,886,873

Loans held for sale	38,423	-	11,583	50,006
Total loans	$6,926,719	$627,720	$1,382,440	$8,936,879

 Residential Real Estate Loans

As of September 30, 2017, the Corporation’s residential real estate loan portfolio held for investment decreased by $21.7 million as compared to the balance as of December 31, 2016, mainly resulting from activities in Puerto Rico and the Virgin Islands as principal repayments and charge-offs exceeded the volume of new loans originated and held for investment purposes. The residential mortgage loan portfolio held for investment in the Puerto Rico and Virgin Islands regions decreased during the first nine months of 2017 by $83.5 million and $30.4 million, respectively, partially offset by an increase of $92.3 million in Florida.

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

Commercial and Construction Loans

As of September 30, 2017, the Corporation’s commercial and construction loan portfolio held for investment increased by $1.1 million to $3.9 billion, as compared to the balance as of December 31, 2016. The increase reflects a $136.4 million growth in the Florida region and an increase of $12.6 million in the Virgin Islands. The Corporation has invested in facilities, increased its resources dedicated to commercial and corporate banking functions and invested in a technology platform in Florida as the Corporation expects to achieve continued growth in this region.  These increases were almost entirely offset by a decrease of $147.9 million in Puerto Rico, largely driven by the aforementioned sale of the PREPA credit line in the first quarter of 2017 with a book value of $64 million at the time of sale, charge offs of $29.7 million and cash collections of $9.6 million during the year on TDF commercial mortgage loans, and the resolution of a $27.6 million non-performing commercial relationship in the second quarter of 2017.

    As of September 30, 2017, the Corporation had $56.2 million outstanding in loans extended to the Puerto Rico government, its municipalities and public corporations, compared to $133.6 million outstanding as of December 31, 2016. As mentioned above, during the first quarter of 2017, the Corporation received an unsolicited offer and sold its outstanding participation in the PREPA line of credit with a book value of $64 million at the time of sale (principal balance of $75 million), thereby reducing its direct exposure to the Puerto Rico government.  As of September 30, 2017, approximately $33.9 million of the outstanding loans consisted of loans extended to municipalities in Puerto Rico, which in most cases are supported by assigned property tax revenues.  The vast majority of revenues of the municipalities included in the Corporation’s loan portfolio are independent of the Puerto Rico central government as the amount of revenues that depend from the Puerto Rico government General Fund subsidy represents just below 5% of the total revenues of these municipalities. These municipalities are required by law to levy special property taxes in such amounts as are required for the payment of all of their respective general obligation bonds and notes. Late in 2015, the GDB and the Municipal Revenue Collection Center (“CRIM”) signed and perfected a deed of trust. Through this deed, the GDB, as fiduciary, is bound to keep the CRIM funds separate from any other deposits and must distribute the funds pursuant to applicable law. The CRIM funds are deposited at another commercial depository financial institution in Puerto Rico. Approximately $6.8 million of the outstanding loans as of September 30, 2017 consisted of a loan to a unit of the central government, and approximately $15.4 million consisted of a loan to an affiliate of a public corporation.

Furthermore, as of September 30, 2017, the Corporation had three loans granted to the hotel industry in Puerto Rico guaranteed by the TDF with an outstanding principal balance of $120.2 million (book value $72.4 million), compared to $127.7 million outstanding (book value of $111.8 million) as of December 31, 2016. The borrower and the operations of the underlying collateral of these loans are the primary sources of repayment and the TDF provides a secondary guarantee for payment performance.  The TDF is a subsidiary of the GDB.  These loans have been classified as non-performing and impaired since the first quarter of 2016, and interest payments have been applied against principal since then. Approximately $4.1 million of interest payments received on loans guaranteed by the TDF since late March 2016 have been applied against principal. During the second quarter of 2017, the Corporation recorded charge-offs of $29.7 million on these facilities.  The largest of these three loans became over 90 days matured in the second quarter of 2017 and, as a collateral dependent loan, the portion of the recorded investment in excess of the fair value of the collateral and the guarantee was charged-off.  A portion of the charge-offs was related to an adjustment to the estimated fair value of the guarantee on these loans in light of an agreement reached in the second quarter of 2017 in which the TDF agreed to honor a portion of its guarantee through a cash payment and a fixed income financial instrument. During the third quarter of 2017, the Corporation received a cash payment of $7.6 million in connection with this agreement.  The issuance of the fixed income financial instrument is linked to the GDB’s Restructuring Support Agreement approved by the PROMESA oversight board. Upon completion of the agreement, which is subject to the issuance of the fixed income financial instrument, TDF will be released as guarantor and the income-producing real estate properties will be the only collateral on these loans, thus, any decline in the collateral valuations may require additional impairments on these bonds. As of September 30, 2017, the non-performing loans guaranteed by the TDF and related facilities are being carried (net of reserves and accumulated charge-offs) at 53% of unpaid principal balance.

The Corporation also has credit exposure to USVI government entities. As of September 30, 2017, the Corporation had $84.8 million in loans to USVI government instrumentalities and public corporations, compared to $84.7 million as of December 31, 2016.  Of the amount outstanding as of September 30, 2017, approximately $61.6 million was owned by public corporations of the USVI and $23.2 million was owned by an independent instrumentality of the USVI government.  All loans are currently performing and up to date with their respective principal and interest payments.

    As of September 30, 2017, the Corporation’s total exposure to shared national credit (“SNC”) loans amounted to $870.6 million, compared to $717.6 million as of December 31, 2016. As of September 30, 2017, approximately $410.7 million of the SNC exposure related to the portfolio in Puerto Rico and $459.9 million related to the portfolio in the Florida region.

The composition of the Corporation's construction loan portfolio held for investment as of September 30, 2017 by category and geographic location follows:

As of September 30, 2017
	Puerto Rico	Virgin Islands	United States	Total
(In thousands)
Loans for residential housing projects:
Mid-rise (1)	$827	$-	$-	$827
Single-family, detached	2,206	319	3,144	5,669
Total for residential housing projects	3,033	319	3,144	6,496

Construction loans to individuals secured by residential properties	426	1,025	-	1,451
Loans for commercial projects	20,441	40,106	31,095	91,642
Land loans - residential	15,943	2,581	103	18,627
Land loans - commercial	11,342	-	-	11,342
Total before net deferred fees and allowance for loan losses	$51,185	$44,031	$34,342	$129,558
Net deferred fees	(78)	(20)	-	(98)
Total construction loan portfolio, gross	51,107	44,011	34,342	129,460
Allowance for loan losses	(2,422)	(1,520)	(5)	(3,947)

Total construction loan portfolio, net	$48,685	$42,491	$34,337	$125,513
____________________
(1) Mid-rise relates to buildings of up to seven stories.

The following table presents further information related to the Corporation’s construction portfolio as of and for the nine-month period ended September 30, 2017:

(In thousands)
Total undisbursed funds under existing commitments	$66,459

Construction loans held for investment in non-accrual status	$46,720

Construction loans held for sale in non-accrual status	$8,290

Net charge offs - Construction loans	$111

Allowance for loan losses - Construction loans	$3,947

Non-performing construction loans to total construction loans, including held for sale	39.93%

Allowance for loan losses - construction loans to total construction loans held for investment	3.04%

Net charge-offs (annualized) to total average construction loans	0.11%

The following summarizes the construction loans for residential housing projects in Puerto Rico segregated by the estimated selling price of the units:

(In thousands)

Under $300k	$2,116
Over $600k (1)	917
$3,033
_____________
(1) One residential housing project in Puerto Rico.

Consumer Loans and Finance Leases

As of September 30, 2017, the Corporation’s consumer loan and finance lease portfolio increased by $10.9 million to $1.7 billion, as compared to the portfolio balance as of December 31, 2016. The increase was primarily reflected in personal loans and finance leases, showing increases of $20.7 million and $12.7 million, respectively, partially offset by a $13.7 million reduction in auto loans, a $4.9 million decrease in boat loans, and a $3.2 million reduction in the credit card loan portfolio balance. The increase was primarily associated with an increased level of loan originations in the Puerto Rico region during the year, despite disruptions associated with Hurricanes Irma and Maria in the third quarter.

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

The following table provides a breakdown of First BanCorp.’s loan production, including purchases, refinancings, renewals and draws from existing revolving and non-revolving commitments, for the periods indicated:

	Quarter Ended September 30,		Nine-Month Period Ended September 30,
	2017	2016	2017	2016
	(In thousands)

Residential real estate	$112,120	$199,125	$456,291	$556,181
C&I and commercial mortgage	334,885	456,625	1,397,755	1,184,928
Construction	10,605	9,006	45,602	16,975
Finance leases	21,472	20,827	71,641	62,963
Consumer	186,917	199,632	631,933	577,216
Total loan production	$665,999	$885,215	$2,603,222	$2,398,263

  The Corporation is experiencing continued loan demand and has continued its targeted origination strategy. During the quarter and nine-month period ended September 30, 2017, total loan originations, including purchases, refinancings, and draws from existing revolving and non-revolving commitments, amounted to approximately $666.0 million and $2.6 billion, respectively, compared to $885.2 million and $2.4 billion, respectively, for the comparable periods in 2016.  Loan originations in the third quarter of 2017 reflect reductions in all major loan categories, which were adversely affected by disruptions in economic activity associated with Hurricanes Irma and Maria.

Residential mortgage loan originations and purchases for the quarter and nine-month period ended September 30, 2017 amounted to $112.1 million and $456.3 million, respectively, compared to $199.1 million and $556.2 million, respectively, for the comparable periods in 2016. These statistics include purchases of $16.5 million and $48.9  million for the quarter and nine-month period ended September 30, 2017, respectively, compared to $23.2 million and $65.2 million, respectively, for the comparable periods in 2016. The decrease of $87.0 million in the third quarter of 2017, as compared to the same period of 2016, reflects declines of approximately $75.3 million, $8.6 million, and $3.0 million in Puerto Rico, Florida, and the Virgin Islands, respectively.  For the nine-month period ended September 30, 2017, the decrease includes reductions of $108.9 million and $6.3 million on the Puerto Rico and the Virgin Islands regions, respectively, partially offset by an increase of $15.3 million in the Florida region.

Commercial and construction loan originations (excluding government loans) for the third quarter of 2017 and 2016 amounted to $345.5 million and $458.8 million, respectively, while the originations for the nine-month periods ended September 30, 2017 and 2016 amounted to $1.4 billion and $1.2 billion, respectively. The decrease in the third quarter of 2017, compared to the same period in

2016, reflects a decrease of approximately $144.6 million in the Puerto Rico region, which was adversely affected by disruptions in economic activity associated with Hurricanes Irma and Maria, partially offset by an increase of $37.6 million in the Florida region. For the nine-month period ended September 30, 2017, the increase includes the impact of the refinancing and renewal of five large commercial loans totaling $248.9 million and an increase of $148.4 million in the Florida region.

No government loans were originated during the third quarter and nine-month period ended September 30, 2017, compared to government loan originations of $6.8 million and $32.5 million for the third quarter and nine-month period ended September 30, 2016, respectively.

Originations of auto loans (including finance leases) for the quarter and nine-month period ended September 30, 2017 amounted to $82.8 million and $304.6 million, respectively, compared to $94.2 million and $262.2 million, respectively, for the comparable periods in 2016. Personal loan originations, other than credit cards, for the quarter and nine-month period ended September 30, 2017 amounted to $49.3 million and $159.3 million, respectively, compared to $44.7 million and $141.6 million, respectively, for the comparable periods in 2016.  Most of the increase in consumer loan originations for the first nine months of 2017, as compared to the same period in 2016, ocurred in the Puerto Rico region, despite disruptions associated with Hurricanes Irma and Maria in the third quarter of 2017.  The utilization activity on the outstanding credit card portfolio for the quarter and nine-month period ended September 30, 2017 amounted to approximately $76.3 million and $239.7 million, respectively, compared to $81.6 million and $236.4 million, respectively, for the comparable periods in 2016.

Investment Activities

As part of its liquidity, revenue diversification and interest rate risk strategies, First BanCorp. maintains an investment portfolio that is classified as available for sale or held to maturity. The Corporation’s total available-for-sale investment securities portfolio as of September 30, 2017 amounted to $1.8 billion, a $131.4 million decrease from December 31, 2016. The decrease was mainly driven by: (i) U.S. agency MBS prepayments of approximately $145.0 million, (ii) the sale of non-performing bonds of the GDB and the Puerto Rico Public Buildings Authority with a book value of $23.0 million at the time of sale, and (iii) U.S. agency debt securities called prior to maturity of $8.5 million, partially offset by purchases of approximately $40.8 million of 15-Year GNMA MBS with an average yield of 2.14%.

Approximately 99% of the Corporation’s available-for-sale securities portfolio is invested in U.S. Government and Agency debentures and fixed rate U.S. government-sponsored agency MBS (mainly GNMA, FNMA and FHLMC fixed-rate securities).

The Corporation owns bonds of the Puerto Rico Housing Finance Authority in the aggregate amount of $8.0 million carried on the Corporation’s books at their aggregate fair value of $6.8 million that are current as to contractual payments as of September 30, 2017.

As of September 30, 2017, the Corporation’s held-to-maturity investment securities portfolio amounted to $150.6 million, down $5.6 million from December 31, 2016. Held-to-maturity investment securities consist of financing arrangements with Puerto Rico municipalities issued in bond form, accounted for as securities, but underwritten as loans with features that are typically found in commercial loans.  These obligations typically are not issued in bearer form, are not registered with the SEC and are not rated by external credit agencies. These bonds have seniority to the payment of operating costs and expenses of the municipality and are supported by assigned property tax revenues. Approximately 70% consist of obligations issued by three of the largest municipalities in Puerto Rico. The vast majority of revenues of these three municipalities are independent of the Puerto Rico central government as the amount of revenues that depend from the Puerto Rico government General Fund subsidy represents just over 4% of the total revenues of these municipalities (6% of total revenues for the entire Corporation’s exposure to municipalities bonds).  These municipalities are required by law to levy special property taxes in such amounts as are required for the payment of all of their respective general obligation bonds and loans.

    Refer to Exposure to Puerto Rico Government discussion below for information and details about the Corporation’s total direct exposure to the Puerto Rico government.

The following table presents the carrying value of investments as of the indicated dates:

	September 30,	December 31,
	2017	2016
(In thousands)

Money market investments	$10,415	$10,094

Investment securities available for sale, at fair value:
U.S. Government and agencies obligations	495,926	505,859
Puerto Rico government obligations	6,771	26,828
Mortgage-backed securities	1,247,257	1,348,725
Other	518	508
Total investment securities available for sale, at fair value	1,750,472	1,881,920

Investment securities held-to-maturity, at amortized cost:
Puerto Rico Municipal Bonds	150,627	156,190

Other equity securities, including $49.9 million and $40.8 million of FHLB stock
as of September 30, 2017 and December 31, 2016, respectively	52,119	42,992
Total money market investments and investment securities	$1,963,633	$2,091,196

Mortgage-backed securities as of the indicated dates consisted of:

	September 30,	December 31,
(In thousands)	2017	2016

Available for sale:
FHLMC certificates	$284,265	$315,320
GNMA certificates	234,842	226,627
FNMA certificates	654,623	727,273
Collateralized mortgage obligations issued or
guaranteed by FHLMC and GNMA	55,897	58,812
Other mortgage pass-through certificates	17,630	20,693
Total mortgage-backed securities	$1,247,257	$1,348,725

   The carrying values of investment securities classified as available for sale and held to maturity as of September 30, 2017 by contractual maturity (excluding mortgage-backed securities and equity securities) are shown below:

	Carrying	Weighted
(Dollars in thousands)	Amount	Average Yield %

U.S. Government and agencies obligations
Due within one year	$97,305	1.05
Due after one year through five years	340,173	1.39
Due after five years through ten years	16,808	2.01
Due after ten years	41,640	1.60
	495,926	1.36

Puerto Rico government and municipalities obligations
Due after one year through five years	3,853	5.38
Due after five years through ten years	39,523	5.27
Due after ten years	114,022	4.89
	157,398	5.00

Other Investment Securities
Due within one year	100	1.49

Total	653,424	2.24

Equity securities	418	2.08

Mortgage-backed securities	1,247,257	2.52

Total investment securities available for sale and held to maturity	$1,901,099	2.42

Net interest income of future periods could be affected by prepayments of mortgage-backed securities. Acceleration in the prepayments of mortgage-backed securities would lower yields on these securities, as the amortization of premiums paid upon acquisition of these securities would accelerate. Conversely, acceleration of the prepayments of mortgage-backed securities would increase yields on securities purchased at a discount, as the amortization of the discount would accelerate. These risks are directly linked to future period market interest rate fluctuations. Also, net interest income in future periods might be affected by the Corporation’s investment in callable securities. As of September 30, 2017, the Corporation had approximately $127.8 million in debt securities (U.S. Agencies and Puerto Rico government securities) with embedded calls and with an average yield of 1.39%.  Refer to Risk Management below for further analysis of the effects of changing interest rates on the Corporation’s net interest income and of the interest rate risk management strategies followed by the Corporation. Also refer to Note 5 to the accompanying unaudited consolidated financial statements for additional information regarding the Corporation’s investment portfolio.

RISK MANAGEMENT

     Risks are inherent in virtually all aspects of the Corporation’s business activities and operations. Consequently, effective risk management is fundamental to the success of the Corporation. The primary goals of risk management are to ensure that the Corporation’s risk-taking activities are consistent with the Corporation’s objectives and risk tolerance, and that there is an appropriate balance between risk and reward to maximize stockholder value.

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

The Corporation manages liquidity at two levels. The first is the liquidity of the parent company, which is the Holding Company that owns the banking and non-banking subsidiaries. The second is the liquidity of the banking subsidiary. As of September 30, 2017, FirstBank could not pay any dividend to the Holding Company except upon receipt of required regulatory approvals. In 2017, the Corporation has paid quarterly interest payments on the subordinated debentures associated with its trust preferred securities and the monthly dividend income on its non-cumulative perpetual monthly income preferred stock pursuant to regulatory approvals received to make these payments.

The Asset and Liability Committee of the Board of Directors is responsible for establishing the Corporation’s liquidity policy as well as approving operating and contingency procedures, and monitoring liquidity on an ongoing basis. The Management Investment and Asset Liability Committee (“MIALCO”), using measures of liquidity developed by management that involve the use of several assumptions, reviews the Corporation’s liquidity position on a monthly basis. The MIALCO oversees liquidity management, interest rate risk and other related matters.

The MIALCO, which reports to the Board of Directors’ Asset and Liability Committee, consists of senior management officers, including the Chief Executive Officer, the Chief Financial Officer, the Chief Risk Officer, the Retail Financial Services Director, the Risk Manager of the Treasury and Investments Division, the Financial Analysis and Asset/Liability Director and the Treasurer. The Treasury and Investments Division is responsible for planning and executing the Corporation’s funding activities and strategy, monitoring liquidity availability on a daily basis and reviewing liquidity measures on a weekly basis. The Treasury and Investments Accounting and Operations area of the Comptroller’s Department is responsible for calculating the liquidity measurements used by the Treasury and Investment Division to review the Corporation’s liquidity position on a monthly basis. The Financial Analysis and Asset/Liability Director estimates the liquidity gap for longer periods.

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

    The Corporation manages its liquidity in a proactive manner in order to maintain a sound liquidity position. It uses multiple measures to monitor the liquidity position, including core liquidity, basic liquidity, and time-based reserve measures. As of September 30, 2017, the estimated core liquidity reserve (which includes cash and free liquid assets) was $1.8 billion or 14.69% of total assets, compared to $1.6 billion or 13.35% of total assets as of December 31, 2016. The increase in core liquidity levels was largely driven by temporary funding obtained through short-term FHLB advances in anticipation of a potential increase in short-term liquidity requirements of customers after Hurricanes Irma and Maria in the third quarter.  The basic liquidity ratio (which adds available secured lines of credit to the core liquidity) was approximately 18.9% of total assets, compared to 19.7% of total assets as of December 31, 2016. As of September 30, 2017, the Corporation had $502.7 million available for additional credit from the FHLB of New York. Unpledged liquid securities as of September 30, 2017, mainly fixed-rate MBS and U.S. agency debentures, amounted to approximately $920.1 million. The Corporation does not rely on uncommitted inter-bank lines of credit (federal funds lines) to fund its operations and does not include them in the basic liquidity measure. As of September 30, 2017, the Holding Company had $25.2 million of cash and cash equivalents. Cash and cash equivalents at the Bank level as of September 30, 2017 were approximately $730.3 million. The Bank had $1.3 billion in brokered CDs as of September 30, 2017, of which approximately $679.9 million mature over the next twelve months. Liquidity at the Bank level is highly dependent on bank deposits, which fund 72% of the Bank’s assets (or 62%, excluding brokered CDs).

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

The Corporation has continued reducing the amounts of its outstanding brokered CDs. As of September 30, 2017, the amount of brokered CDs had decreased $184.4 million to $1.3 billion from December 31, 2016. At the same time as the Corporation focuses on reducing its reliance on brokered CDs, it is seeking to add core deposits. During the first nine months of 2017, the Corporation increased non-brokered deposits, excluding government deposits, by $15.3 million to $6.8 billion.

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

The Corporation’s principal sources of funding are:

Brokered CDs – A large portion of the Corporation’s funding has been brokered CDs issued by FirstBank. Total brokered CDs decreased during the first nine months of 2017 by $184.4 million to $1.3 billion as of September 30, 2017.

   The average remaining term to maturity of the retail brokered CDs outstanding as of September 30, 2017 was approximately one year.

    The use of brokered CDs has historically been important for the growth of the Corporation. The Corporation encounters intense competition in attracting and retaining regular retail deposits in Puerto Rico. The brokered CD market is very competitive and liquid, and has enabled the Corporation to obtain substantial amounts of funding in short periods of time. This strategy has enhanced the Corporation’s liquidity position, since brokered CDs are insured by the FDIC up to regulatory limits and can be obtained faster than regular retail deposits. During the first nine months of 2017, the Corporation issued $415.8 million in brokered CDs with an average cost of 1.67% (average life of 2 years).

The following table presents contractual maturities of time deposits with denominations of $100,000 or higher as of September 30, 2017:

Total
(In thousands)

Three months or less	$479,572
Over three months to six months	364,053
Over six months to one year	728,515
Over one year	1,337,777
Total	$2,909,917

Certificates of deposit in denominations of $100,000 or higher include brokered CDs of $1.3 billion issued to deposit brokers in the form of large certificates of deposit that are generally participated out by brokers in shares of less than the FDIC insurance limit.

Government deposits – As of September 30, 2017, the Corporation had $508.2 million of Puerto Rico public sector deposits ($409.0 million in transactional accounts and $99.2 million in time deposits) compared to $408.8 million as of December 31, 2016. Approximately 31% came from municipalities and municipal agencies in Puerto Rico and 69% came from public corporations and the central government and agencies.  Most of the increase in 2017 is related to higher balances in transactional deposit accounts of certain municipalities in Puerto Rico and an increase in time deposits of certain agencies of the central government.

   In addition, as of September 30, 2017, the Corporation had $159.3 million of government deposits in the Virgin Islands, compared to $154.9 million as of December 31, 2016.

Retail deposits – The Corporation’s deposit products also include regular savings accounts, demand deposit accounts, money market accounts and retail CDs. Total deposits, excluding brokered CDs and government deposits, increased by $15.3 million to $6.8 billion as of September 30, 2017. The higher balance reflects an increase of $43.0 million in the Virgin Islands, primarily increases in the balance of savings accounts of commercial customers, partially offset by decreases of $18.7 million in Florida and $9.0 million in Puerto Rico.  Refer to Note 16 in the accompanying unaudited consolidated financial statements for further details.

Refer to the Net Interest Income discussion above for information about average balances of interest-bearing deposits, and the average interest rate paid on deposits for the quarters and nine-month periods ended September 30, 2017 and 2016.

Securities sold under agreements to repurchase - The Corporation’s investment portfolio is funded in part with repurchase agreements. The Corporation’s outstanding securities sold under repurchase agreements amounted to $500 million as of September 30, 2017, unchanged from the balance as of December 31, 2016. One of the Corporation’s strategies has been the use of structured repurchase agreements and long-term repurchase agreements to reduce liquidity risk and manage exposure to interest rate risk by lengthening the final maturities of its liabilities while keeping funding costs at reasonable levels. In addition to these repurchase agreements, the Corporation has been able to maintain access to credit by using cost-effective sources such as FHLB advances. Refer to Note 17 in the accompanying unaudited consolidated financial statements for further details about repurchase agreements outstanding by counterparty and maturities.

As of September 30, 2017, the Corporation had $200 million of reverse repurchase agreements with a counterparty under a master netting arrangement that provides for a right of setoff that meets the conditions of ASC 210-20-45-11 for a net presentation. These repurchase agreements and reverse repurchase agreements are presented net on the consolidated statement of financial condition.

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

Advances from the FHLB – The Bank is a member of the FHLB system and obtains advances to fund its operations under a collateral agreement with the FHLB that requires the Bank to maintain qualifying mortgages and/or investments as collateral for advances taken. As of September 30, 2017 and December 31, 2016, the outstanding balance of FHLB advances was $915.0 million and $670.0 million, respectively. The variance is mainly driven by $165.0 million of long-term FHLB advances borrowed in the first half of 2017 with an aggregate average cost of 2.0% and an $80.0 million increase in short-term FHLB advances.  The Corporation temporary increased its liquidity levels through funding obtained from FHLB advances in anticipation of a potential increase in short-term liquidity requirements of customers resulting from Hurricanes Irma and Maria in the third quarter of 2017.  In addition, during the third quarter of 2017, $200 million of maturing long-term FHLB advances that carried an average cost of 1.21% were replaced with new FHLB advances totaling $200 million with an average cost of 2.16%.  As of September 30, 2017, the Corporation had $502.7 million available for additional credit on FHLB lines of credit.

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

As mentioned above, during the third quarter of 2017, the Corporation completed the repurchase of $7.3 million of trust-preferred securities of the FBP Statutory Trust I that were offered to the Corporation by an investment banking firm. The Corporation repurchased and cancelled the repurchased trust-preferred securities, resulting in a commensurate reduction in the related subordinated debenture.  In a separate transaction, during the first quarter of 2016, the Corporation completed the repurchase of trust-preferred securities that were being auctioned in a public sale at which the Corporation was invited to participate.  The Corporation repurchased and cancelled $10 million in trust-preferred securities of the FBP Statutory Trust II.  As of September 30, 2017, the Corporation still has subordinated debentures outstanding in the aggregate amount of $208.6 million.

   During the second quarter of 2016, the Corporation received approval from the Federal Reserve and paid $31.2 million for all the accrued but deferred interest payments plus the interest for the 2016 second quarter on the Corporation’s subordinated debentures associated with its trust preferred securities. Subsequently, the Corporation has continued to pay quarterly interest payments on the subordinated debentures pursuant to quarterly regulatory approvals received to make these payments through December 31, 2017.  On October 3, 2017 the Federal Reserve terminated the Written Agreement entered to on June 3, 2010 between the Corporation and the Federal Reserve.  However, the Corporation has agreed with the Federal Reserve to continue to obtain its approval before paying dividends, receiving dividends from the Bank, making payments on subordinated debt or trust-preferred securities, incurring or guaranteeing debt or purchasing or redeeming any corporate stock.

As of September 30 2017, the Corporation is current on all interest payments due related to its subordinated debentures.  It is the intent of the Corporation to request approval for future periods to continue regularly scheduled quarterly payments.

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

The enhanced capabilities improve the Corporation’s liquidity profile as they allow the Corporation to derive liquidity, if needed, from the sale of mortgage loans in the secondary market. The U.S. (including Puerto Rico) secondary mortgage market is still highly liquid, in large part because of the sale of mortgages through guarantee programs of the FHA, VA, HUD, FNMA and FHLMC. During the first nine months of 2017, the Corporation sold approximately $200.2 million of FHA/VA mortgage loans to GNMA, which packages them into mortgage-backed securities. Any regulatory actions affecting GNMA, FNMA or FHLMC could adversely affect the secondary mortgage market.

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

The Corporation’s credit as a long-term issuer is currently rated B+ by S&P and B- by Fitch. At the FirstBank subsidiary level, long-term issuer ratings are currently Caa1 by Moody’s, seven notches below their definition of investment grade, B+ by S&P, four notches below their definition of investment grade, and B- by Fitch, six notches below their definition of investment grade. The Corporation’s credit ratings depended on a number of factors, both quantitative and qualitative, and are subject to change at any time. The disclosure of credit ratings is not a recommendation to buy, sell or hold the Corporation’s securities. Each rating should be evaluated independently of any other rating.

Cash Flows

Cash and cash equivalents were $737.2 million as of September 30, 2017, an increase of $437.5 million when compared to the balance as of December 31, 2016. The following discussion highlights the major activities and transactions that affected the Corporation’s cash flows during the first nine months of 2017 and 2016.

Cash Flows from Operating Activities

First BanCorp.’s operating assets and liabilities vary significantly in the normal course of business due to the amount and timing of cash flows. Management believes cash flows from operations, available cash balances and the Corporation’s ability to generate cash through short- and long-term borrowings will be sufficient to fund the Corporation’s operating liquidity needs for the foreseeable future.

For the first nine months of 2017 and 2016, net cash provided by operating activities was $194.6 million and $119.1 million, respectively.  Net cash generated from operating activities was higher than reported net income largely as a result of adjustments for operating items such as the provision for loan and lease losses, depreciation and amortization, and impairments as well as the cash generated from sales of loans held for sale.

Cash Flows from Investing Activities

The Corporation’s investing activities primarily relate to originating loans to be held for investment and the purchasing, selling and repaying of available-for-sale and held-to-maturity investment securities. For the nine-month period ended September 30, 2017, net cash provided by investing activities was $42.7 million, primarily reflecting U.S. agency MBS prepayments and proceeds from the sales of the PREPA credit line and the non-performing bonds of GDB and the Puerto Rico Public Buildings Authority.

For the nine-month period ended September 30, 2016, net cash provided by investing activities was $ 224.2 million, primarily reflecting principal repayments on loans held for investment and proceeds from the sales of available-for-sale securities and  mortgage-backed securities prepayments.

 Cash Flows from Financing Activities

The Corporation’s financing activities primarily include the receipt of deposits and the issuance of brokered CDs, the issuance of and payments on long-term debt, the issuance of equity instruments and activities related to its short-term funding. During the nine-month period ended September 30, 2017, net cash provided by financing activities was $200.1 million, mainly due to temporary funding obtained through short-term FHLB advances in anticipation of a potential increase in short-term liquidity requirements of customers resulting from Hurricanes Irma and Maria in the third quarter of 2017, and the increase in non-brokered deposits, partially offset by the repayment of maturing brokered CDs, dividends paid on preferred stock, and the cash used for the repurchase and cancellation of trust preferred securities.

In the first nine months of 2016, net cash used in financing activities was $566.8 million, mainly due to repayments of maturing brokered CDs, repurchase agreements, FHLB advances and the cash used for the repurchase and cancellation of trust preferred securities, partially offset by the increase in non-brokered deposits.

Capital

As of September 30, 2017, the Corporation’s stockholders’ equity was $1.9 billion, an increase of $67.5 million from December 31, 2016.  The increase was mainly driven by the earnings generated in the first nine months of 2017, exclusive of the $12.2 million OTTI charge to earnings in the first quarter and previously included as part of other comprehensive loss in total equity.  In December 31, 2016, for the first time since July 2009, the Corporation paid dividends on its non-cumulative perpetual monthly income preferred stock, after receiving regulatory approval.  Since then, the Corporation has continued to pay monthly dividend payments on the non-cumulative perpetual monthly income preferred stock. As mentioned above, on October 3, 2017, the Federal Reserve terminated the Written Agreement entered into on June 3, 2010 between the Corporation and the Federal Reserve.  However, the Corporation has agreed with the Federal Reserve to continue to obtain its approval before paying dividends, receiving dividends from the Bank, making payments on subordinated debt or trust preferred securities, incurring or guaranteeing debt or purchasing or redeeming any corporate stock. The Corporation has received regulatory approvals to pay the monthly dividends on the Corporation’s Series A through E Preferred Stock through December 2017.  The Corporation intends to request approval in future periods to continue to pay monthly dividend payments on the non-cumulative perpetual monthly income preferred stock.

Set forth below are First BanCorp.'s and FirstBank's regulatory capital ratios as of September 30, 2017 and December 31, 2016:

			Banking Subsidiary

	First BanCorp.		FirstBank		To be well capitalized - General thresholds
		Fully		Fully
As of September 30, 2017	Actual	Phased-in (1)	Actual	Phased-in (1)
Total capital ratio (Total capital to risk-weighted assets)	22.18%	21.64%	21.71%	21.18%	10.00%
Common Equity Tier 1 capital ratio
(Common equity Tier 1 capital to risk-weighted assets)	18.62%	17.74%	17.36%	16.51%	6.50%
Tier 1 capital ratio (Tier 1 capital to risk-weighted assets)	18.62%	18.14%	20.44%	19.92%	8.00%
Leverage ratio	13.96%	13.94%	15.34%	15.32%	5.00%

			Banking Subsidiary

	First BanCorp.		FirstBank		To be well capitalized - General thresholds
		Fully		Fully
As of December 31, 2016	Actual	Phased-in (1)	Actual	Phased-in (1)
Total capital ratio (Total capital to risk-weighted assets)	21.34%	20.84%	20.80%	20.32%	10.00%
Common Equity Tier 1 capital ratio
(Common equity Tier 1 capital to risk-weighted assets)	17.74%	16.90%	16.92%	15.70%	6.50%
Tier 1 capital ratio (Tier 1 capital to risk-weighted assets)	17.74%	17.30%	19.53%	19.05%	8.00%
Leverage ratio	13.70%	13.64%	15.10%	15.04%	5.00%

(1) Certain adjustments required under Basel III rules will be phased in through the end of 2018. The ratios shown in this column are calculated assuming a fully phased-in basis of all such adjustments as if they were effective as of September 30, 2017 and December 31, 2016.

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

The Basel III rules require the Corporation to maintain an additional capital conservation buffer of 2.5% to avoid limitations on both (i) capital distributions (e.g., repurchases of capital instruments and dividend or interest payments on capital instruments) and (ii) discretionary bonus payments to executive officers and heads of major business lines. The phase-in of the capital conservation buffer began on January 1, 2016 with a first year requirement of 0.625% of additional Common Equity Tier 1 capital (“CET1”), which is being progressively increased over a four-year period, increasing by that same percentage amount on each subsequent January 1 until it reaches the fully phased-in 2.5% CET1 requirement on January 1, 2019.

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

In addition, as required under Basel III rules, the Corporation’s trust-preferred securities were fully phased out from Tier 1 capital on January 1, 2016.  However, the Corporation’s trust-preferred securities may continue to be included in Tier 2 capital until the instruments are redeemed or mature.

The Corporation, as an institution with more than $10 billion but less than $50 billion of total consolidated assets, is subject to certain requirements established by the Dodd-Frank Act, including those related to capital stress testing. Consistent with these requirements, the Corporation submitted its third annual company-run stress test results to regulators in July 2017, which were made public in October 2017. The results show that even in a severely adverse economic environment, the Corporation’s and the Bank’s capital ratios exceed both the regulatory minimum required ratios mandated under Basel III and the generally required well-capitalized thresholds throughout the nine-quarter planning horizon.

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

The following table is a reconciliation of the Corporation’s tangible common equity and tangible assets as of September 30, 2017 and December 31, 2016, respectively:

	September 30,	December 31,
(In thousands, except ratios and per share information)	2017	2016

Total equity - GAAP	$1,853,751	$1,786,243
Preferred equity	(36,104)	(36,104)
Goodwill	(28,098)	(28,098)
Purchased credit card relationship intangible	(8,633)	(10,531)
Core deposit intangible	(5,885)	(7,198)
Insurance customer relationship intangible	(813)	(927)

Tangible common equity	$1,774,218	$1,703,385

Total assets - GAAP	$12,173,648	$11,922,455
Goodwill	(28,098)	(28,098)
Purchased credit card relationship intangible	(8,633)	(10,531)
Core deposit intangible	(5,885)	(7,198)
Insurance customer relationship intangible	(813)	(927)
Tangible assets	$12,130,219	$11,875,701
Common shares outstanding (1)	216,175	217,446

Tangible common equity ratio	14.63%	14.34%
Tangible book value per common share	$8.21	$7.83

(1) In May 2017, the U.S. Treasury sold its remaining shares of common stock in First BanCorp. As a result, senior officers forfeited approximately 2.4 million of restricted shares that they held.

On May 10, 2017, the U.S. Department of the Treasury announced that it sold all of its remaining 10,291,553 shares of the Corporation’s common stock.  Since the U.S. Treasury did not recover the full amount of its original investment under TARP, the Corporation’s senior officers forfeited 2,370,571 outstanding restricted shares that they held, resulting in a reduction in the number of common shares outstanding.  The reduction in the number of common shares outstanding contributed approximately $0.09 to the increase in book value and tangible book value per common share in 2017. The U.S. Department of the Treasury continues to hold a warrant to purchase 1,285,899 shares of the Corporation’s common stock.

A secondary offering of the Corporation’s common stock by certain of the Corporation’s existing stockholders was completed on February 7, 2017.  Funds affiliated with Thomas H. Lee Partners (“THL”) sold 10 million shares of the Corporation’s common stock, and funds managed by Oaktree Capital Management, L.P. (“Oaktree”) sold 10 million shares of the Corporation’s common stock.  In addition, the underwriters exercised their option to purchase an additional 3 million shares of the Corporation’s common stock from the selling stockholders.  Also, on August 3, 2017, THL and Oaktree participated in another secondary offering of the Corporation’s common stock in which they sold an aggregate of 20 million shares (10 million shares each) of common stock. The Corporation did not receive any proceeds from these offerings. As of September 30, 2017, each of THL and Oaktree owned less than 5% of the Corporation’s common stock.

Off -Balance Sheet Arrangements

In the ordinary course of business, the Corporation engages in financial transactions that are not recorded on the balance sheet, or may be recorded on the balance sheet in amounts that are different from the full contract or notional amount of the transaction. These transactions are designed to (1) meet the financial needs of customers, (2) manage the Corporation’s credit, market and liquidity risks, (3) diversify the Corporation’s funding sources, and (4) optimize capital.

   As a provider of financial services, the Corporation routinely enters into commitments with off-balance sheet risk to meet the financial needs of its customers. These financial instruments may include loan commitments and standby letters of credit. These commitments are subject to the same credit policies and approval process used for on-balance sheet instruments. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the statement of financial position. As of September 30, 2017, commitments to extend credit amounted to approximately $1.1 billion, of which $663.4 million relates to credit card loans.  Commercial and financial standby letters of credit amounted to approximately $45.1 million.  Commitments to extend credit are agreements to lend to customers as long as the conditions established in the contract are met. Generally, the Corporation does not enter into interest rate lock agreements with prospective borrowers in connection with mortgage banking activities.

Contractual Obligations, Commitments and Contingencies

       The following table presents a detail of the maturities of the Corporation’s contractual obligations and commitments, which consist of CDs, long-term contractual debt obligations, commitments to sell mortgage loans and commitments to extend credit:

	Contractual Obligations and Commitments
	As of September 30, 2017
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years

(In thousands)

Contractual obligations:
Certificates of deposit	$3,711,662	$2,020,932	$1,491,344	$191,905	$7,481
Securities sold under agreements to repurchase (1)	300,000	100,000	-	200,000	-
Advances from FHLB	915,000	275,000	320,000	320,000	-
Other borrowings	208,639	-	-	-	208,639
Total contractual obligations	$5,135,301	$2,395,932	$1,811,344	$711,905	$216,120

Commitments to sell mortgage loans	$72,332

Standby letters of credit	$3,193

Commitments to extend credit:
Lines of credit	$1,035,839
Letters of credit	41,870
Construction undisbursed funds	66,459
Total commercial commitments	$1,144,168

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

The 12-month net interest income is forecasted assuming the September 30, 2017 interest rate curves remain constant. Then, net interest income is estimated under rising and falling rate scenarios.  For the rising rate scenarios, a gradual (ramp) parallel upward shift of the yield curve is assumed during the first twelve months (the “+200 ramp” scenario). Conversely, for the falling rate scenarios, a gradual (ramp) parallel downward shift of the yield curve is assumed during the first twelve months (the “-200 ramp” scenario). However, given the current low levels of interest rates, a full downward shift of 200 basis points would represent an unrealistic scenario. Therefore, under the falling rate scenario, rates move downward up to 200 basis points, but without reaching zero. The resulting scenario shows interest rates close to zero in most cases, reflecting a flattening yield curve instead of a parallel downward scenario.

The Libor/Swap curve for September 2017, as compared to December 2016, reflected a 24 basis points increase in the short-term horizon, between one to twelve months, while market rates increased by 14 basis points in the medium-term, that is, between 2 to 5 years. In the long-term, that is, over a 5-year time horizon, market rates decreased by 4 basis points. The U.S. Treasury curve in the short-term increased by 53 basis points and in the medium-term horizon increased by 7 basis points as compared to December 2016 end of month levels. The long-term horizon decreased by 16 basis points as compared to December 2016 end of month levels.

    The following table presents the results of the simulations as of September 30, 2017 and December 31, 2016.  Consistent with prior years, these exclude non-cash changes in the fair value of derivatives:

	September 30, 2017				December 31, 2016
	Net Interest Income Risk				Net Interest Income Risk
	(Projected for the next 12 months)				(Projected for the next 12 months)
	Static Simulation		Growing Balance Sheet		Static Simulation		Growing Balance Sheet
(Dollars in millions)	Change	% Change	Change	% Change	Change	% Change	Change	% Change
+ 200 bps ramp	$16.1	3.29%	$18.8	3.78%	$12.1	2.51%	$14.0	2.89%
- 200 bps ramp	$(14.2)	(2.89)%	$(17.7)	(3.56)%	$(6.5)	(1.36)%	$(11.4)	(2.35)%

The Corporation continues to manage its balance sheet structure to control the overall interest rate risk. As part of the strategy to limit the interest rate risk, the Company has executed certain transactions that affected the simulation results.  While the overall loan portfolio declined by $32.1 million, the performing loan portfolio increased by $54.7 million during the first nine months of 2017 despite the interruption in collection efforts caused by Hurricanes Irma and Maria on the markets in which the Corporation operates.  The Corporation has continued repositioning the balance sheet by continuing to decrease its wholesale funding concentration, with a decrease of $184.4 million in brokered CDs. Cash and cash equivalents increased by $437.5 million during the first nine months of 2017, partially tied to short-term FHLB advances issued as a precautionary liquidity measure at the end of September, in anticipation of liquidity needs from our clients resulting from Hurricanes Irma and Maria.  The rest of the increase in cash is mainly tied to an increase in non-interest bearing deposits, proceeds from U.S. agency MBS prepayments and the sale of the PREPA credit lines, along with loan repayments.

Taking into consideration the above-mentioned facts for modeling purposes, the net interest income for the next twelve months under a non-static balance sheet scenario is estimated to increase by $18.8 million in the rising rate scenario when compared against the Corporation’s flat or unchanged interest rate forecast scenario. Under the falling rate, non-static scenario, the net interest income is estimated to decrease by $17.7 million.

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

Forward Contracts - Forward contracts are sales of TBAs mortgage-backed securities that will settle over the standard delivery date and do not qualify as “regular-way” security trades. Regular-way security trades are contracts that have no net settlement provision and no market mechanism to facilitate net settlement and provide for delivery of a security within the timeframe generally established by regulations or conventions in the market-place or exchange in which the transaction is being executed. The forward sales are considered derivative instruments that need to be marked-to-market. These securities are used to hedge the FHA/VA residential mortgage loan securitizations of the mortgage-banking operations. Unrealized gains (losses) are recognized as part of mortgage banking activities in the consolidated statements of income.

For detailed information regarding the volume of derivative activities (i.e., notional amounts), location and fair values of derivative instruments in the consolidated statements of Financial Condition and the amount of gains and losses reported in the consolidated statements of (loss) income, refer to Note 11 in the accompanying unaudited consolidated financial statements.

The following tables summarize the fair value changes in the Corporation’s derivatives as well as the sources of the fair values:
	Asset Derivatives	Liability Derivatives
	Nine-Month Period Ended	Nine-Month Period Ended
(In thousands)	September 30, 2017	September 30, 2017

Fair value of contracts outstanding at the beginning of the period	$554	$(753)
Changes in fair value during the period	(260)	532
Fair value of contracts outstanding as of September 30, 2017	$294	$(221)

Sources of Fair Value

	Maturity by Period
	Maturity Less Than One Year	Maturity 1-3 Years	Maturity 3-5 Years	Maturity in Excess of 5 Years	Total Fair Value

(In thousands)
As of September 30, 2017
Pricing from observable market inputs - Asset Derivatives	$75	$219	$-	$-	$294
Pricing from observable market inputs - Liability Derivatives	(2)	(219)	-	-	(221)
	$73	$-	$-	$-	$73

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

As of September 30, 2017 and December 31, 2016, all of the derivative instruments held by the Corporation were considered economic undesignated hedges.

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

Refer to Note 22 of the accompanying unaudited consolidated financial statements for additional information regarding the fair value determination of derivative instruments.

Credit Risk Management

First BanCorp. is subject to credit risk mainly with respect to its portfolio of loans receivable and off-balance sheet instruments, mainly derivatives and loan commitments. Loans receivable represents loans that First BanCorp. holds for investment and, therefore, First BanCorp. is at risk for the term of the loan. Loan commitments represent commitments to extend credit, subject to specific conditions, for specific amounts and maturities. These commitments may expose the Corporation to credit risk and are subject to the same review and approval process as for loans. Refer to Contractual Obligations and Commitments above for further details. The credit risk of derivatives arises from the potential of the counterparty’s default on its contractual obligations. To manage this credit risk, the Corporation deals with counterparties of good credit standing, enters into master netting agreements whenever possible and, when appropriate, obtains collateral. For further details and information on the Corporation’s derivative credit risk exposure, refer to Interest Rate Risk Management above. The Corporation manages its credit risk through its credit policy, underwriting, independent loan review and quality control procedures, statistical analysis, comprehensive financial analysis, and established management committees.  The Corporation also employs proactive collection and loss mitigation efforts. Furthermore, personnel performing structured loan workout functions are responsible for mitigating defaults and minimizing losses upon default within each region and for each business segment. In the case of the commercial and industrial (“C&I”), commercial mortgage and construction loan portfolios, the Special Asset Group (“SAG”) focuses on strategies for the accelerated reduction of non-performing assets through note sales, short sales, loss mitigation programs, and sales of OREO.  In addition to the management of the resolution process for problem loans, the SAG oversees collection efforts for all loans to prevent migration to the non-performing and/or adversely classified status.  The SAG utilizes relationship officers, collection specialists and attorneys. In the case of residential construction projects, the workout function monitors project specifics, such as project management and marketing, as deemed necessary.

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

Allowance for Loan and Lease Losses and Non-performing Assets

Allowance for Loan and Lease Losses

The provision for loan and lease losses is charged to earnings to maintain the allowance for loan and lease losses at a level that the Corporation considers adequate to absorb probable losses inherent in the portfolio. The adequacy of the allowance for loan and lease losses is also based upon a number of additional factors, including trends in charge-offs and delinquencies, current economic conditions, the fair value of the underlying collateral and the financial condition of the borrowers, and, as such, includes amounts based on judgments and estimates made by the Corporation.  Important factors that influence this judgement are re-evaluated quarterly to respond to changing conditions.

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

Hurricanes Irma and Maria caused widespread property damage, flooding, power outages, and water and communication services interruptions, and severely disrupted normal economic activity in the affected areas.  In addition to immediate uncertainties regarding the adequacy and timeliness of insurance recoveries, continued personal employment, the ability of businesses to reopen and the availability of goods and services to operate homes and businesses, there is a significant level of uncertainty regarding the level of economic activity to which Puerto Rico and the Virgin Islands will return over time. Some uncertainties include how and when rebuilding will take place, including the rebuilding of public infrastructure such as Puerto Rico’s power grid, what level of government, private or philanthropic funds will be invested in the affected communities, how many displaced individuals will return to their homes in both the short-and long-term, and what other demographic changes will take place, if any. While it is clear that the recent storms will have significant short-term economic repercussions, both positive and negative, for the Corporation’ s commercial and individual loan customers, the storms' ultimate effect on loan collections is uncertain. The Corporation’s loan officers are making individual storm-impact assessments for all commercial customers. However, the fact that the events occurred so recently make it difficult to estimate the immediate impact at such level and the expectation is that the assessment on an individual basis will be substantially completed by the fourth quarter of 2017. Refer to “Provision for Loan and Lease Losses” above for information about the Corporation’s approach to estimating the storms’ impact on credit quality. Estimates of the storms’ effect on loan losses could change over time as additional information becomes available, and any related revisions in the allowance calculation will be reflected in the provision for loan losses as they occur.

The ratio of the allowance for loan losses to total loans held for investment increased to 2.60% as of September 30, 2017 compared to 2.31% as of December 31, 2016.  The allowance to total loans ratio for most of the categories showed a higher coverage driven by the $66.5 million charge to the allowance as a result of the storm-related qualitative estimate determined in the third quarter of 2017. The change for each portfolio follows:

•          The allowance to total loans for the residential mortgage portfolio increased from 1.03% as of December 31, 2016 to 1.74% as of September 30, 2017, driven by the $13.7 million qualitative storm-related estimate determined for this portfolio and the effect of increased reserves on residential mortgage TDRs driven by adjustments to the loss severity estimates, including adjustments to liquidation cost assumptions, and prepayments experience on these loans.

.

•          The allowance to total loans for the commercial mortgage portfolio decreased from 3.65% as of December 31, 2016 to 3.49% as of September 30, 2017, driven by the impact of large charge-offs on commercial mortgage loans guaranteed by the TDF recorded in the second quarter of 2017 against previously-established specific reserves, partially offset by the $18.1 million qualitative storm-related estimate determined for this portfolio.

•          The allowance to total loans for the C&I portfolio decreased from 2.84% as of December 31, 2016 to 1.88% as of September 30, 2017, reflecting the effect of the decrease in adversely classified and non-performing loans experienced during the first nine months of 2017, including the sale of the PREPA credit line as well as lower historical loss rates applied to the general reserve, partially offset by the $8.0 million qualitative storm-related estimate determined for this portfolio.

•          The allowance to total loans for the construction loan portfolio increased from 2.05% as of December 31, 2016 to 3.05% as of September 30, 2017, primarily due to the increase in the specific reserve for construction loans in the Virgin Islands and the $0.8 million qualitative storm-related estimate determined for this portfolio.

•          The allowance to total consumer and finance leases portfolio increased from 2.90% as of December 31, 2016 to 4.26% as of September 30, 2017, primarily due to the $25.9 million qualitative storm-related estimate determined for this portfolio.

The ratio of the total allowance to non-performing loans held for investment was 48.80% as of September 30, 2017 compared to 36.71% as of December 31, 2016.

Substantially all of the Corporation’s loan portfolio is located within the boundaries of the U.S. economy. Whether the collateral is located in Puerto Rico, the U.S. and British Virgin Islands or the U.S. mainland (mainly in the state of Florida), the performance of the Corporation’s loan portfolio and the value of the collateral supporting the transactions are dependent upon the performance of and conditions within each specific area’s real estate market.  The real estate market in Puerto Rico has experienced readjustments in value, driven by the loss of income due to higher unemployment, reduced demand and general adverse economic conditions that could be exacerbated by Hurricanes Irma and Maria in the third quarter of 2017.  The Corporation sets adequate loan-to-value ratios following its regulatory and credit policy standards.

As shown in the following table, the allowance for loan and lease losses amounted to $230.9 million as of September 30, 2017, or 2.60% of total loans, compared with $205.6 million, or 2.31% of total loans, as of December 31, 2016. Refer to Provision for Loan and Lease Losses above for additional information.

	Quarter Ended		Nine-Month Period Ended
	September 30,		September 30,
(Dollars in thousands)	2017	2016	2017	2016

Allowance for loan and lease losses, beginning of period	$173,485	$234,454	$205,603	$240,710
Provision (release) for loan and lease losses:
Residential Mortgage (1)	23,321	4,553	43,480	21,589
Commercial Mortgage (2)	17,590	(152)	30,654	3,369
Commercial and Industrial (3)	(1,079)	5,597	(8,019)	11,335
Construction (4)	242	2,480	1,496	2,151
Consumer and Finance Leases (5)	34,939	9,025	50,940	25,098
Total provision for loan and lease losses	75,013	21,503	118,551	63,542
Charge-offs
Residential Mortgage	(7,177)	(8,514)	(22,369)	(27,352)
Commercial Mortgage	(266)	(13,730)	(32,123)	(15,742)
Commercial and Industrial (6)	(738)	(10,587)	(19,168)	(16,260)
Construction	(47)	(19)	(705)	(623)
Consumer and Finance Leases	(11,141)	(13,716)	(33,386)	(41,490)
Total charge offs	(19,369)	(46,566)	(107,751)	(101,467)
Recoveries:
Residential Mortgage	321	972	1,961	2,159
Commercial Mortgage	43	335	151	414
Commercial and Industrial	114	929	5,613	1,885
Construction	16	140	594	301
Consumer and Finance Leases	1,247	2,303	6,148	6,526
Total recoveries	1,741	4,679	14,467	11,285
Net Charge-Offs	(17,628)	(41,887)	(93,284)	(90,182)
Allowance for loan and lease losses, end of period	$230,870	$214,070	$230,870	$214,070

Allowance for loan and lease losses to period end total loans held for
investment	2.60%	2.42%	2.60%	2.42%
Allowance for loan and lease losses, excluding the $66.5 million storm-related
allowance, to period end total loans held for investment (7)	1.85%	2.42%	1.85%	2.42%
Net charge-offs (annualized) to average loans outstanding during the
period	0.80%	1.90%	1.40%	1.35%
Net charge-offs (annualized) to average loans outstanding during the period, excluding net charge-offs of $10.7 million related to the sale of the PREPA
credit line in the first nine months of 2017 (7)	0.80%	1.90%	1.24%	1.35%
Provision for loan and lease losses to net charge-offs during the
period	4.26x	0.51x	1.27x	0.70x
Provision for loan and lease losses to net charge-offs during the period, excluding the impact of the storm-related provision in the third quarter and first nine-months of 2017 and the impact of the sale of the PREPA credit line
in the first nine months of 2017 (7)	0.48x	0.51x	1.27x	0.70x
___________
(1)For the quarter and nine-month period ended September 30, 2017, includes a provision of $13.7 million associated with the impact of Hurricanes Irma and Maria.
(2) For the quarter and nine-month period ended September 30, 2017, includes a provision of $18.1 million associated with the impact of Hurricanes Irma and Maria.
(3) For the quarter and nine-month period ended September 30, 2017, includes a provision of $8.0 million associated with the impact of Hurricanes Irma and Maria.
(4) For the quarter and nine-month period ended September 30, 2017, includes a provision of $0.8 million associated with the impact of Hurricanes Irma and Maria.
(5) For the quarter and nine-month period ended September 30, 2017, includes a provision of $25.9 million associated with the impact of Hurricanes Irma and Maria.
(6) For the nine-month period ended September 30, 2017, includes a charge-off of $10.7 million associated with the sale of the PREPA credit line.
(7) Refer to Basis of Presentation below for a reconciliation of these measures.

   The following table sets forth information concerning the allocation of the allowance for loan and lease losses by loan category and the percentage of loan balances in each category to the total of such loans as of the dates indicated:

	As of		As of
	September 30, 2017		December 31, 2016
(In thousands)	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans

Residential mortgage loans	$57,052	37%	$33,980	37%
Commercial mortgage loans	55,943	18%	57,261	18%
Construction loans	3,947	2%	2,562	1%
Commercial and Industrial loans	40,379	24%	61,953	25%
Consumer loans and finance leases	73,549	19%	49,847	19%
	$230,870	100%	$205,603	100%

    The following table sets forth information concerning the composition of the Corporation's allowance for loan and lease losses as of September 30, 2017 and December 31, 2016 by loan category and by whether the allowance and related provisions were calculated individually or through a general valuation allowance.

As of September 30, 2017	Residential Mortgage Loans	Commercial Mortgage Loans			Consumer and Finance Leases
				Construction Loans
(Dollars in thousands)			C&I Loans			Total
Impaired loans without specific reserves:
Principal balance of loans, net of charge-offs	$88,479	$22,832	$8,379	$-	$2,387	$122,077
Impaired loans with specific reserves:
Principal balance of loans, net of charge-offs	337,356	131,043	102,560	50,373	35,850	657,182
Allowance for loan and lease losses	19,417	10,456	11,240	1,865	5,177	48,155
Allowance for loan and lease losses to principal
balance	5.76%	7.98%	10.96%	3.70%	14.44%	7.33%
PCI loans:
Carrying value of PCI loans	153,609	4,185	-	-	-	157,794
Allowance for PCI loans	9,863	372	-	-	-	10,235
Allowance for PCI loans to carrying value	6.42%	8.89%	-	-	-	6.49%
Loans with general allowance:
Principal balance of loans	2,694,896	1,443,578	2,033,297	79,087	1,689,303	7,940,161
Allowance for loan and lease losses	27,772	45,115	29,139	2,082	68,372	172,480
Allowance for loan and lease losses to principal
balance	1.03%	3.13%	1.43%	2.63%	4.05%	2.17%
Total loans held for investment:
Principal balance of loans	$3,274,340	$1,601,638	$2,144,236	$129,460	$1,727,540	$8,877,214
Allowance for loan and lease losses	57,052	55,943	40,379	3,947	73,549	230,870
Allowance for loan and lease losses to principal
balance (1)	1.74%	3.49%	1.88%	3.05%	4.26%	2.60%

	Residential Mortgage Loans	Commercial Mortgage Loans			Consumer and Finance Leases
				Construction Loans
(Dollars in thousands)			C&I Loans			Total

As of December 31, 2016
Impaired loans without specific reserves:
Principal balance of loans, net of charge-offs	$67,996	$72,620	$14,656	$1,136	$5,209	$161,617

Impaired loans with specific reserves:
Principal balance of loans, net of charge-offs	374,271	121,771	138,887	52,155	39,204	726,288
Allowance for loan and lease losses	8,633	26,172	22,638	1,405	5,573	64,421
Allowance for loan and lease losses to principal
balance	2.31%	21.49%	16.30%	2.69%	14.22%	8.87%

PCI loans:
Carrying value of PCI loans	162,676	3,142	-	-	-	165,818
Allowance for PCI loans	6,632	225	-	-	-	6,857
Allowance for PCI loans to carrying value	4.08%	7.16%	-	-	-	4.14%

Loans with general allowance:
Principal balance of loans	2,691,088	1,371,275	2,026,912	71,660	1,672,215	7,833,150
Allowance for loan and lease losses	18,715	30,864	39,315	1,157	44,274	134,325
Allowance for loan and lease losses to principal
balance	0.70%	2.25%	1.94%	1.61%	2.65%	1.71%

Total loans held for investment:
Principal balance of loans	$3,296,031	$1,568,808	$2,180,455	$124,951	$1,716,628	$8,886,873
Allowance for loan and lease losses	33,980	57,261	61,953	2,562	49,847	205,603
Allowance for loan and lease losses to principal
balance (1)	1.03%	3.65%	2.84%	2.05%	2.90%	2.31%

__________

(1) Loans used in the denominator include PCI loans of $157.8 million and $165.8 million as of September 30, 2017 and December 31, 2016, respectively. However, the Corporation separately tracks and reports PCI loans and excludes these loans from the amounts of non-performing loans, impaired loans, TDRs and non-performing assets.

The following tables show the activity for impaired loans held for investment and the related specific reserve during the quarters and nine-month periods ended September 30, 2017 and 2016:
	Quarter Ended		Nine-Month Period Ended
	September 30,		September 30,

	2017	2016	2017	2016
	(In thousands)		(In thousands)
Impaired Loans:
Balance at beginning of period	$735,625	$953,774	$887,905	$806,509
Loans determined impaired during the period	71,884	26,613	110,488	261,544
Charge-offs (1)	(6,472)	(30,426)	(66,959)	(50,027)
Loans sold, net of charge-offs	-	-	(53,245)	-
Increase to impaired loans - additional disbursements	3,215	1,091	4,454	2,852
Foreclosures	(5,657)	(11,856)	(36,347)	(28,466)
Loans no longer considered impaired	(542)	(2,674)	(3,324)	(27,560)
Paid in full or partial payments	(18,794)	(23,668)	(63,713)	(51,998)
Balance at end of period	$779,259	$912,854	$779,259	$912,854

(1) For the nine-month period ended September 30, 2017, includes a charge-off of $10.7 million related to the sale of the PREPA credit line.
	Quarter Ended		Nine-Month Period Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(In thousands)		(In thousands)
Specific Reserve:
Balance at beginning of period	$40,794	$86,372	$64,421	$52,581
Provision for loan losses	13,819	16,619	50,014	70,011
Charge-offs	(6,458)	(30,309)	(66,280)	(49,910)
Balance at end of period	$48,155	$72,682	$48,155	$72,682

In addition, as of September 30, 2017, the Corporation maintained a $0.9 million reserve for unfunded loan commitments, mainly related to outstanding commitments on floor plan revolving lines of credit. The reserve for unfunded loan commitments is an estimate of the losses inherent in off-balance sheet loan commitments to borrowers that are experiencing financial difficulties as of the balance sheet date. The reserve for unfunded loan commitments is included as part of accounts payable and other liabilities in the consolidated statement of financial condition and any change to the reserve is included as part of other non-interest expenses in the consolidated statements of (loss) income.

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

The following table presents non-performing assets as of the dates indicated:

	September 30,	December 31,
(Dollars in thousands)	2017	2016

Non-performing loans held for investment:
Residential mortgage	$178,530	$160,867
Commercial mortgage	137,059	178,696
Commercial and Industrial	84,317	146,599
Construction	46,720	49,852
Finance leases	1,888	1,335
Consumer	24,618	22,745
Total non-performing loans held for investment	$473,132	$560,094
OREO	152,977	137,681
Other repossessed property	6,320	7,300
Other assets (1)	-	21,362
Total non-performing assets, excluding loans held for sale	$632,429	$726,437

Non-performing loans held for sale	8,290	8,079
Total non-performing assets, including loans held for sale (2) (3)	$640,719	$734,516

Past due loans 90 days and still accruing (4) (5)	$140,656	$135,808
Non-performing assets to total assets	5.26%	6.16%
Non-performing loans held for investment to total loans held for investment	5.33%	6.30%
Allowance for loan and lease losses	$230,870	$205,603
Allowance to total non-performing loans held for investment (6)	48.80%	36.71%
Allowance to total non-performing loans held for investment,
excluding residential real estate loans (7)	78.37%	51.50%

___________
(1) Fair market value of bonds of the GDB and the Puerto Rico Public Buildings Authority prior to the sale completed during the second quarter of 2017.

(2) PCI loans accounted for under ASC 310-30 of $157.8 million and $165.8 million as of September 30, 2017 and December 31, 2016, respectively, are excluded and not considered non-performing due to the application of the accretion method, under which these loans will accrete interest income over the remaining life of the loans using estimated cash flow analysis.

(3) Non-performing assets exclude $388.8 million and $384.9 million of TDR loans that were in compliance with the modified terms and in accrual status as of September 30, 2017 and December 31, 2016, respectively.

(4) It is the Corporation's policy to report delinquent residential mortgage loans insured by the FHA or guaranteed by the VA as past-due loans 90 days and still accruing as opposed to non-performing loans since the principal repayment is insured. These balances include $28.9 million of residential mortgage loans insured by the FHA or guaranteed by the VA that are over 15 months delinquent, and are no longer accruing interest as of September 30, 2017.

(5) Amount includes PCI loans with individual delinquencies over 90 days and still accruing with a carrying value as of September 30, 2017 and December 31, 2016 of approximately $31.1 million and $29.0 million, respectively, primarily related to loans acquired from Doral Bank in the first quarter of 2015 and from Doral Financial in the second quarter of 2014.

(6) The ratio of allowance for loan and lease losses to non-performing loans held for investment, excluding the storm-related element of the allowance, was 34.74% as of September 30, 2017.

(7) The ratio of allowance for loan and lease losses to non-performing loans held for investment, excluding residential real estate and the storm-related element of the allowance, was 55.80% as of September 30, 2017.

The following table shows non-performing assets by geographic segment:

	September 30,	December 31,
(Dollars in thousands)	2017	2016
Puerto Rico:
Non-performing loans held for investment:
Residential mortgage	$148,984	$135,863
Commercial mortgage	124,450	167,241
Commercial and Industrial	78,235	141,916
Construction	9,297	10,227
Finance leases	1,888	1,335
Consumer	23,617	21,592
Total non-performing loans held for investment	386,471	478,174

OREO	145,005	128,395
Other repossessed property	6,161	7,217
Other assets (1)	-	21,362
Total non-performing assets, excluding loans held for sale	$537,637	$635,148
Non-performing loans held for sale	8,290	8,079
Total non-performing assets, including loans held for sale (2)	$545,927	$643,227
Past due loans 90 days and still accruing (3)	$135,194	$131,783

Virgin Islands:
Non-performing loans held for investment:
Residential mortgage	$20,517	$19,860
Commercial mortgage	9,545	7,617
Commercial and Industrial	6,082	4,683
Construction	37,352	39,625
Consumer	609	452
Total non-performing loans held for investment	74,105	72,237

OREO	6,306	6,216
Other repossessed property	42	5
Total non-performing assets	$80,453	$78,458
Past due loans 90 days and still accruing	$5,462	$2,133

United States:
Non-performing loans held for investment:
Residential mortgage	$9,029	$5,144
Commercial mortgage	3,064	3,838
Construction	71	-
Consumer	392	701
Total non-performing loans held for investment	12,556	9,683

OREO	1,666	3,070
Other repossessed property	117	78
Total non-performing assets	$14,339	$12,831
Past due loans 90 days and still accruing	$-	$1,892

____________
(1) Fair market value of bonds of the GDB and the Puerto Rico Public Buildings Authority prior to the sale completed during the second quarter of 2017.

(2) PCI loans accounted for under ASC 310-30 of $157.8 million and $165.8 million as of September 30, 2017 and December 31, 2016, respectively, are excluded and not considered non-performing due to the application of the accretion method, under which these loans will accrete interest income over the remaining life of the loans using estimated cash flow analysis.

(3) Amount includes PCI loans with individual delinquencies over 90 days and still accruing with a carrying value as of September 30, 2017 and December 31, 2016 of approximately $31.1 million and $29.0 million, respectively, primarily related to loans acquired from Doral Bank in the first quarter of 2015 and from Doral Financial in the second quarter of 2014.

Total non-performing loans, including non-performing loans held for sale, were $481.4 million as of September 30, 2017.  This represents a decrease of $86.8 million from $568.2 million as of December 31, 2016.  The decrease was primarily attributable to the aforementioned sale in the first quarter of the PREPA credit line with a book value of $64 million at the time of sale, the charge offs of $29.7 million and cash collections during the year of $9.6 million on commercial mortgage loans guaranteed by TDF, and the effect of payments and charge offs totaling $16.3 million related to the resolution in the second quarter of a $27.6 million non-performing commercial relationship in Puerto Rico.  These variances were partially offset by the inflow in the third quarter of two large commercial relationships in Puerto Rico totaling $34.2 million and increases of $17.7 million and $2.4 million in non-performing residential mortgage and consumer loans, respectively. As part of the aforementioned resolution of a non-performing commercial relationship in Puerto Rico, the Corporation received a cash payment of $12.8 million, recorded charge-offs of $3.5 million, and acquired collateral amounting to $10.6 million transferred to the OREO portfolio.

Non-performing commercial mortgage loans decreased by $41.6 million to $137.1 million as of September 30, 2017 from $178.7 million as of December 31, 2016. The decrease was primarily related to charge offs of $29.7 million on commercial mortgage loans guaranteed by the TDF and the resolution of a $19.9 million loan that was part of the aforementioned resolution in the second quarter of a $27.6 million non-performing commercial relationship in Puerto Rico.  Total inflows of non-performing commercial mortgage loans amounted to $27.4 million for the first nine months of 2017 compared to $166.0 million for the same period in 2016.  Inflows in the prior year include the commercial mortgage loans guaranteed by the TDF and loans that were part of the $29.7 million non-performing commercial relationship resolved in the second quarter of 2017.

Non-performing C&I loans decreased by $62.3 million to $84.3 million as of September 30, 2017 from $146.6 million as of December 31, 2016.   The decrease was primarily related to the aforementioned sale of the PREPA credit line with a book value of $64 million at the time of sale as well as the resolution of loans totaling $7.6 million that were part of the aforementioned resolution of a $27.6 million non-performing commercial relationship in Puerto Rico, partially offset by the inflow in the third quarter of a $12.6 million commercial relationship in Puerto Rico. Total inflows of non-performing C&I loans were $22.5 million during the first nine months of 2017 compared to $35.2 million for the same period in 2016.

   Non-performing construction loans, including non-performing construction loans held for sale, decreased by $2.9 million to $55.0 million from $57.9 million as of December 31, 2016, primarily as a result of cash collections, including a $1.0 million loan paid-off in Puerto Rico. The inflows of non-performing construction loans during the first nine months of 2017 amounted to $1.2 million compared to inflows of $1.0 million for the same period in 2016.

The following tables present the activity of commercial and construction non-performing loans held for investment:

	Commercial Mortgage	Commercial & Industrial	Construction	Total
(In thousands)
Quarter ended September 30, 2017
Beginning balance	$122,035	$65,575	$47,391	$235,001
Plus:
Additions to non-performing	24,791	20,933	114	45,838
Less:
Loans returned to accrual status	(292)	(50)	-	(342)
Non-performing loans transferred to OREO	(392)	(35)	(160)	(587)
Non-performing loan charge-offs	(167)	(712)	(47)	(926)
Loan collections	(8,916)	(2,374)	(178)	(11,468)
Reclassification	-	980	(400)	580
Ending balance	$137,059	$84,317	$46,720	$268,096

	Commercial Mortgage	Commercial & Industrial	Construction	Total
(In thousands)
Nine-Month Period Ended September 30, 2017
Beginning balance	$178,696	$146,599	$49,852	375,147
Plus:
Additions to non-performing	27,424	22,477	1,205	51,106
Less:
Loans returned to accrual status	(2,333)	(1,037)	(20)	(3,390)
Non-performing loans transferred to OREO	(9,039)	(4,263)	(342)	(13,644)
Non-performing loan charge-offs	(31,620)	(19,065)	(705)	(51,390)
Loan collections	(26,183)	(8,129)	(2,870)	(37,182)
Reclassification	114	980	(400)	694
Non-performing loans sold, net of charge-offs	-	(53,245)	-	(53,245)
Ending balance	$137,059	$84,317	$46,720	$268,096

	Commercial Mortgage	Commercial & Industrial	Construction	Total
(In thousands)
Quarter ended September 30, 2016
Beginning balance	$200,376	$154,405	$52,549	$407,330
Plus:
Additions to non-performing	9,040	3,603	353	12,996
Less:
Loans returned to accrual status	(646)	(828)	(255)	(1,729)
Non-performing loans transferred to OREO	(1,064)	(514)	(25)	(1,603)
Non-performing loan charge-offs	(13,840)	(10,587)	(19)	(24,446)
Loan collections	(3,797)	(7,683)	(1,836)	(13,316)
Reclassification	1,380	(1,380)	-	-
Ending balance	$191,449	$137,016	$50,767	$379,232

	Commercial Mortgage	Commercial & Industrial	Construction	Total
(In thousands)
Nine-Month Period Ended September 30, 2016
Beginning balance	$51,333	$137,051	$54,636	$243,020
Plus:
Additions to non-performing	165,999	35,211	959	202,169
Less:
Loans returned to accrual status	(1,265)	(1,570)	(255)	(3,090)
Non-performing loans transferred to OREO	(2,808)	(2,051)	(821)	(5,680)
Non-performing loan charge-offs	(15,468)	(16,180)	(599)	(32,247)
Loan collections	(7,316)	(14,549)	(3,075)	(24,940)
Reclassification	974	(896)	(78)	-
Ending balance	$191,449	$137,016	$50,767	$379,232

   Total non-performing commercial and construction loans, including non-performing loans held for sale, with a book value of $276.4 million as of September 30, 2017 are being carried (net of reserves and accumulated charge-offs) at 50.1% of unpaid principal balance.

   Non-performing residential mortgage loans increased by $17.7 million to $178.5 million as of September 30, 2017 from $160.9 million as of December 31, 2016.  The increase was primarily attributable to interruptions in regular collection efforts caused by Hurricanes Irma and Maria in the third quarter.  The inflows of non-performing residential mortgage loans during the first nine months of 2017 amounted to $90.4 million compared to inflows of $71.0 million for the same period in 2016.  Approximately $56.6 million, or 31.7% of total non-performing residential mortgage loans, have been written down to their net realizable value and no specific reserve was allocated.

The following tables presents the activity of residential non-performing loans held for investment:

	Quarter Ended		Nine-Month Period Ended
	September 30,		September 30,
(In thousands)	2017	2016	2017	2016

Beginning balance	$155,330	$164,399	$160,867	$169,001
Plus:
Additions to non-performing	41,264	26,142	90,370	71,005
Less:
Loans returned to accrual status	(6,300)	(10,028)	(28,589)	(28,283)
Non-performing loans transferred to OREO	(5,649)	(11,574)	(24,649)	(26,120)
Non-performing loan charge-offs	(4,808)	(6,259)	(14,135)	(18,914)
Loan collections	(727)	(479)	(4,640)	(4,488)
Reclassification	(580)	-	(694)	-
Ending balance	$178,530	$162,201	$178,530	$162,201

The amount of non-performing consumer loans, including finance leases, showed a $2.4 million increase during the first nine months of 2017 to $26.5 million compared to $24.1 million as of December 31, 2016.  The increase was mainly related to interruptions in regular collection efforts caused by Hurricanes Irma and Maria in the third quarter. The inflows of non-performing consumer loans of $33.4 million for the first nine months of 2017 increased by $0.8 million compared to inflows of $32.6 million for the same period in 2016.

As of September 30, 2017, approximately $139.8 million of the loans placed in non-accrual status, mainly commercial loans, were current, or had delinquencies of less than 90 days in their principal and interest payments, including $82.8 million of TDRs maintained in nonaccrual status until the restructured loans meet the criteria of sustained payment performance under the revised terms for reinstatement to accrual status and there is no doubt about full collectability. Collections on these loans are being recorded on a cash basis through earnings, or on a cost-recovery basis, as conditions warrant.

  During the nine-month period ended September 30, 2017, interest income of approximately $5.7 million related to non-performing loans with a carrying value of $268.0 million as of September 30, 2017, mainly non-performing construction and commercial loans, was applied against the related principal balances under the cost-recovery method.

    As of September 30, 2017, approximately $70.3 million, or 14.9%, of total non-performing loans held for investment have been charged-off to their net realizable value and no specific reserve was allocated, as shown in the following table:

(Dollars in thousands)	Residential Mortgage Loans	Commercial Mortgage Loans	C&I Loans	Construction Loans	Consumer and Finance Leases	Total
As of September 30, 2017
Non-performing loans held for investment
charged-off to realizable value	$56,630	$9,273	$3,236	$-	$1,136	$70,275
Other non-performing loans held
for investment	121,900	127,786	81,081	46,720	25,370	402,857
Total non-performing loans held
for investment	$178,530	$137,059	$84,317	$46,720	$26,506	$473,132

Allowance to non-performing loans held for
investments	31.96%	40.82%	47.89%	8.45%	277.48%	48.80%
Allowance to non-performing loans held for
investments, excluding non-performing loans
charged-off to realizable value	46.80%	43.78%	49.80%	8.45%	289.91%	57.31%

As of December 31, 2016
Non-performing loans held for investment
charged-off to realizable value	$54,356	$52,241	$12,488	$1,027	$1,243	$121,355
Other non-performing loans held
for investment	106,511	126,455	134,111	48,825	22,837	438,739
Total non-performing loans held
for investment	$160,867	$178,696	$146,599	$49,852	$24,080	$560,094

Allowance to non-performing loans held for
investments	21.12%	32.04%	42.26%	5.14%	207.01%	36.71%
Allowance to non-performing loans held for
investments, excluding non-performing loans
charged-off to realizable value	31.90%	45.28%	46.20%	5.25%	218.27%	46.86%

Total loans in early delinquency (i.e., 30-89 days past due loans as defined in regulatory report instructions) amounted to $261.3 million as of September 30, 2017, an increase of $34.0 million compared to $227.3 million as of December 31, 2016.  The variances by major portfolio categories follow:

•         Consumer loans in early delinquency increased by $36.8 million to $129.7 million as of September 30, 2017 compared to $93.0 million as of December 31, 2016, reflecting disruptions in regular payment streams associated with Hurricanes Irma and Maria and the effect of loans subject to automatic payment deferral programs established by the Corporation to assist individuals affected by the recent storms, as described below.

•         Commercial and construction loans in early delinquency increased by $7.5 million to $30.7 million as of September 30, 2017 compared to $23.2 million as of December 31, 2016.

•         Residential mortgage loans in early delinquency decreased by $10.2 million to $100.9 million as of September 30, 2017 compared to $111.1 million as of December 31, 2016.

In working with borrowers affected by Hurricanes Irma and Maria, which made landfall, on September 6, 2017 and September 20, 2017, respectively, the Corporation provided automatic three months deferred repayment arrangements across-the-board to all consumer borrowers (i.e. personal loans, auto loans, finance leases and credit cards) who were current in their payments or no more than 2 payment in arrears as of the date of the respective hurricane.  For residential mortgage loans, the Corporation has entered into deferral payment agreements on 10,160 residential mortgages totaling $1.3 billion that provide for a three-month payment deferral for those loans current or no more than 2 payment in arrears as of the date of the event.  The qualifying mortgage borrowers were required to contact the Corporation and opt in for the program.  For both consumer and residential mortgage loans subject to the deferral programs, each borrower is required to resume making their regularly scheduled loan payments at the end of the deferral period and the deferred amounts were moved to the end of the loan. The payment deferral programs were applied prospectively from the respective dates of the events and did not change the delinquency status of the loans as of such dates.  Accordingly, if all payments were current at the date of the event, the loan will not be reported as past due during the deferral period.  Furthermore, for loans subject to the deferral programs on which payments were past due prior to the event, the delinquency status of such loans was frozen to the status that existed at the date of the event until the end of the deferral period.  For commercial loans, any request for payment deferral is analyzed on a case by case basis. As of September 30, 2017, residential mortgage loans in early delinquency (i.e., 30-89 days past due as defined in regulatory report instructions) include $86.3 million of loans subject to the storm-related deferral programs established in Puerto Rico and the Virgin Islands.

The Corporation provides homeownership preservation assistance to its customers through a loss mitigation program in Puerto Rico that is similar to the U.S. government’s Home Affordable Modification Program guidelines. Depending upon the nature of borrowers’ financial condition, restructurings or loan modifications through this program as well as other restructurings of individual commercial, commercial mortgage, construction, and residential mortgage loans fit the definition of a TDR. A restructuring of a debt constitutes a TDR if the creditor, for economic or legal reasons related to the debtor’s financial difficulties grants a concession to the debtor that it would not otherwise consider. Modifications involve changes in one or more of the loan terms that bring a defaulted loan current and provide sustainable affordability. Changes may include, among others, the extension of the maturity of the loan and modifications of the loan rate. As of September 30, 2017, the Corporation’s total TDR loans held for investment of $585.8 million consisted of $363.3 million of residential mortgage loans, $88.0 million of commercial and industrial loans, $51.7 million of commercial mortgage loans, $44.9 million of construction loans, and $38.0 million of consumer loans.

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

Prior to permanently modifying a loan, the Corporation may enter into trial modifications with certain borrowers. Trial modifications generally represent a six-month period during which the borrower makes monthly payments under the anticipated modified payment terms prior to a formal modification. Upon successful completion of a trial modification, the Corporation and the borrower enter into a permanent modification. TDR loans that are participating in or that have been offered a binding trial modification are classified as TDRs when the trial offer is made and continue to be classified as TDRs regardless of whether the borrower enters into a permanent modification. As of September 30, 2017, the Corporation classified an additional $1.8 million of residential mortgage loans as TDRs that were participating in or had been offered a trial modification.

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

Loans subject to the above described three-month payment deferral programs established by the Corporation to assist individuals affected by Hurricanes Irma and Maria in the third quarter of 2017 are not considered TDRs as the time period of deferral payments is not significant.

TDR loans are classified as either accrual or nonaccrual loans. Loans in accrual status may remain in accrual status when their contractual terms have been modified in a TDRs if the loans had demonstrated performance prior to the restructuring and payment in full under the restructured terms is expected. Otherwise, loans on nonaccrual and restructured as a TDR will remain on nonaccrual status until the borrower has proven the ability to perform under the modified structure, generally for a minimum of six months, and there is evidence that such payments can and are likely to continue as agreed. Performance prior to the restructuring, or significant events that coincide with the restructuring, are included in assessing whether the borrower can meet the new terms and may result in the loan being returned to accrual status at the time of the restructuring or after a shorter performance period. If the borrower’s ability to meet the revised payment schedule is uncertain, the loan remains classified as a nonaccrual loan. Loan modifications increase the Corporation’s interest income by returning a non-performing loan to performing status, if applicable, increase cash flows by providing for payments to be made by the borrower, and limit increases in foreclosure and OREO costs.

The following table provides a breakdown between accrual and nonaccrual TDRs:

(In thousands)	As of September 30, 2017

	Accrual	Nonaccrual (1)	Total TDRs

Non-FHA/VA Residential Mortgage loans	$281,256	$82,013	$363,269
Commercial Mortgage loans	33,695	17,950	51,645
Commercial and Industrial loans	38,077	49,946	88,023
Construction loans	7,599	37,301	44,900
Consumer loans - Auto	15,599	7,905	23,504
Finance leases	2,045	226	2,271
Consumer loans - Other	10,563	1,620	12,183
Total Troubled Debt Restructurings	$388,834	$196,961	$585,795

(1) Included in non-accrual loans are $82.8 million in loans that are performing under the terms of the restructuring agreements but are reported in nonaccrual status until the restructured loans meet the criteria of sustained payment performance under the revised terms for reinstatement to accrual status and are deemed fully collectible.

    The OREO portfolio, which is part of non-performing assets, increased by $15.3 million. The increase was driven by $10.6 million of collateral acquired in the aforementioned resolution of a non-performing commercial relationship in Puerto Rico.  The following tables show the composition of the OREO portfolio as of September 30, 2017 and December 31, 2016, as well as the activity during the nine-month period ended September 30, 2017 of the OREO portfolio by geographic region:

OREO Composition by Region

(In thousands)	As of September 30, 2017
	Puerto Rico	Virgin Islands	Florida	Consolidated
Residential	$54,945	$514	$1,534	$56,993
Commercial	80,135	4,927	132	85,194
Construction	9,925	865	-	10,790
	$145,005	$6,306	$1,666	$152,977

(In thousands)	As of December 31, 2016
	Puerto Rico	Virgin Islands	Florida	Consolidated
Residential	$43,925	$289	$2,703	$46,917
Commercial	73,393	4,938	367	78,698
Construction	11,077	989	-	12,066
	$128,395	$6,216	$3,070	$137,681
					15,296
OREO Activity by Region

(In thousands)	As of September 30, 2017
	Puerto Rico	Virgin Islands	Florida	Consolidated
Beginning Balance	$128,395	$6,216	$3,070	$137,681
Additions	46,106	226	317	46,649
Sales	(16,295)	(150)	(1,589)	(18,034)
Fair value adjustments	(13,201)	14	(132)	(13,319)
Ending Balance	$145,005	$6,306	$1,666	$152,977

Net Charge-offs and Total Credit Losses

Total net charge-offs for the first nine months of 2017 were $93.3 million, or 1.40% of average loans on an annualized basis, compared to $90.2 million, or an annualized 1.35%, for the same period in 2016. Net charge-offs for the first nine months of 2017 include a $10.7 million charge-off associated with the sale of the PREPA credit line.  Excluding the charge-offs related to the sale of the PREPA credit line, total adjusted net charge-offs for the first nine months of 2017 were $82.6 million, or 1.24% of average loans.

Commercial mortgage loans net charge-offs for the first nine months of 2017 were $32.0 million, or an annualized 2.65% of average commercial mortgage loans, compared to $15.3 million, or an annualized 1.34%, for the first nine months of 2016. The increase was primarily related to the aforementioned charge-offs of $29.7 million recorded in the second quarter of 2017 on commercial mortgages loans guaranteed by the TDF compared to charge-off of $13.7 million recorded on such loans during the first nine months of 2016.

Commercial and Industrial loans net charge-offs for the first nine months of 2017 totaled $13.6 million, or an annualized 0.85% of average commercial and industrial loans, compared to $14.4 million, or an annualized 0.89%, for the first nine months of 2016. Commercial and Industrial loans net charge-offs for the first nine months of 2017 included the $10.7 million charge-off associated with the sale of the PREPA credit line. Excluding the impact of the PREPA credit line, adjusted commercial and industrial loans net charge-offs were $2.8 million in the first nine months of 2017, or 0.18% of average loans.  Approximately $5.5 million of the commercial and industrial loans charge-offs recorded in the first nine months of 2017 are associated with two commercial relationships in Puerto Rico, including charge-offs of $3.5 million recorded as part of the aforementioned resolution in the second quarter of a $27.6 million non-performing commercial relationship, partially offset by a $4.2 million recovery on a previously charged-off commercial loan.

Construction loans net charge-offs for the first nine months of 2017 were $0.1 million, or an annualized 0.11% of average construction loans, compared to net charge-offs of $0.3 million, or an annualized 0.29%, for the first nine months of 2016.  The variance was primarily related to a loan loss recovery of $0.4 million recorded in 2017 on a non-performing construction loan paid-off in the Virgin Islands.

Residential mortgage loans net charge-offs for the first nine months of 2017 were $20.4 million, or an annualized 0.83% of average residential mortgage loans, compared to $25.2 million, or an annualized 1.02%, for the first nine months of 2016. Approximately $13.2 million in charge-offs for the first nine months of 2017 resulted from valuations for impairment purposes of residential mortgage loans considered homogeneous given high delinquency and loan-to-value levels compared to $18.3 million for the first nine months of 2016. Net charge-offs on residential mortgage loans also included $5.7 million related to foreclosures for the first nine months of 2017, compared to $5.6 million for the first nine months of 2016.

   Consumer loans and finance leases net charge-offs in the first nine months of 2017 were $27.2 million, or an annualized 2.11% of average consumer loans and finance leases, compared to $35.0 million, or an annualized 2.63% of average loans, in the first nine months of 2016.  The decrease was primarily reflected in the auto loan portfolio and also reflects the effect of a loan loss recovery of $1.2 million recorded in 2017 on the sale of certain credit card loans that had been fully charged off in prior periods.

The following table presents annualized net charge-offs to average loans held in various portfolio:

	Quarter Ended		Nine-Month Period Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016

Residential mortgage	0.84%	0.91%	0.83%	1.02%
Commercial mortgage	0.06%	3.49%	2.65%	1.34%
Commercial and industrial (1)	0.12%	1.81%	0.85%	0.89%
Construction	0.09%	(0.36)%	0.11%	0.29%
Consumer and finance leases	2.29%	2.63%	2.11%	2.63%
Total loans (2)	0.80%	1.90%	1.40%	1.35%
_______________

(1) For the nine-month period ended September 30, 2017, includes a charge-off of $10.7 million associated with the sale of the PREPA credit line. The ratio of commercial and industrial net charge-offs to average loans, excluding the charge-off associated with the sale of the PREPA credit line, was 0.18% for the first nine months of 2017.

(2)For the nine-month period ended September 30, 2017, includes the charge-off of $10.7 million associated with the sale of the PREPA credit line. The ratio of total net charge-offs to average loans, excluding the charge-off associated with the sale of the PREPA credit line, was 1.24% for the first nine months of 2017.

The following table presents annualized net charge-offs or (recoveries) to average loans held in various portfolios by geographic segment:

	Quarter Ended		Nine-Month Period Ended
	September 30,	September 30,	September 30,	September 30,
	2017	2016	2017	2016
PUERTO RICO:
Residential mortgage	1.15%	1.16%	1.11%	1.30%
Commercial mortgage	0.09%	4.59%	3.65%	1.73%
Commercial and Industrial (1)	0.17%	2.43%	1.21%	1.17%
Construction	0.31%	0.01%	1.68%	1.08%
Consumer and finance leases	2.29%	2.71%	2.14%	2.74%
Total loans (2)	1.03%	2.39%	1.83%	1.68%
VIRGIN ISLANDS:
Residential mortgage (3)	(0.01)%	0.31%	0.06%	0.17%
Commercial mortgage (4)	(0.14)%	(0.44)%	(0.11)%	(0.16)%
Commercial and Industrial (5)	(0.01)%	0.01%	(0.01)%	(0.01)%
Construction (6)	-%	0.13%	(1.33)%	0.31%
Consumer and finance leases	2.84%	0.95%	2.04%	0.89%
Total loans	0.17%	0.20%	0.05%	0.17%
FLORIDA:
Residential mortgage	0.01%	0.02%	0.05%	0.04%
Commercial mortgage (7)	(0.01)%	(0.20)%	(0.01)%	(0.05)%
Commercial and Industrial (8)	-%	-%	-%	(0.01)%
Construction (9)	(0.18)%	(1.58)%	(0.53)%	(1.41)%
Consumer and finance leases	1.93%	1.40%	1.35%	0.65%
Total loans (10)	0.07%	(0.03)%	0.06%	(0.01)%

(1) For the nine-month period ended September 30, 2017, includes the charge-off of $10.7 million associated with the sale of the PREPA credit line. The ratio of commercial and industrial net charge-offs to average commercial and industrial loans in Puerto Rico, excluding the charge-off associated with the sale of the PREPA credit line, was 0.26%.

(2) For the nine-month period ended September 30, 2017,  includes the charge-off of $10.7 million associated with the sale of the PREPA credit line. The ratio of total net charge-offs to average loans in Puerto Rico, excluding the charge-off associated with the sale of the PREPA credit line, was 1.7%.

(3) For the quarter ended September 30, 2017, recoveries in residential mortgage loans in the Virgin Islands exceeded charge-offs.
(4) For the quarters and nine-month periods ended September 30, 2017 and 2016, recoveries in commercial mortgage loans in the Virgin Islands exceeded charge-offs.
(5) For the third quarter of 2017 and for the nine-month periods ended September 30, 2017 and 2016, recoveries in commercial and industrial loans in the Virgin Islands exceeded charge-offs.
(6) For the nine-month period ended September 30, 2017, recoveries in construction loans in the Virgin Islands exceeded charge-offs.
(7) For the quarters and nine-month periods ended September 30, 2017 and 2016, recoveries in commercial mortgage loans in Florida exceeded charge-offs.
(8) For the nine-month period ended September 2016, recoveries in commercial and industrial loans in Florida exceeded charge-offs.
(9) For the quarters and nine-month periods ended September 30, 2017 and 2016, recoveries in construction loans in Florida exceeded charge-offs.
(10) For the quarter and nine month period ended September 30, 2016, total recoveries in Florida exceeded charge-offs.

    The above ratios are based on annualized charge-offs and are not necessarily indicative of the results expected for the entire year or in subsequent periods.

   Total credit losses (equal to net charge-offs plus losses on OREO operations) for the first nine months of 2017 amounted to $102.1 million, or 1.62% on an annualized basis to average loans and repossessed assets, in contrast to credit losses of $99.3 million, or a loss rate of 1.59%, for the same period in 2016.

The following table presents a detail of the OREO inventory and credit losses for the periods indicated:

	Quarter Ended		Nine-Month Period Ended
	September 30,		September 30,
	2017	2016	2017	2016
(Dollars in thousands)

OREO
OREO balances, carrying value:
Residential	$56,993	$45,887	$56,993	$45,887
Commercial	85,194	81,038	85,194	81,038
Construction	10,790	12,521	10,790	12,521
Total	$152,977	$139,446	$152,977	$139,446
OREO activity (number of properties):
Beginning property inventory	696	566	626	549
Properties acquired	84	123	305	309
Properties disposed	(43)	(94)	(194)	(263)
Ending property inventory	737	595	737	595
Average holding period (in days)
Residential	361	309	361	309
Commercial	941	730	941	730
Construction	1,316	920	1,316	920
	751	609	751	609
OREO operations gain (loss):
Market adjustments and gain (losses) on sale:
Residential	$(328)	$(473)	$(2,391)	$(1,608)
Commercial	562	(1,772)	(4,990)	(7,190)
Construction	(610)	374	145	245
	(376)	(1,871)	(7,236)	(8,553)
Other OREO operations expenses	(975)	(732)	(1,560)	(581)
Net Loss on OREO operations	$(1,351)	$(2,603)	$(8,796)	$(9,134)
CHARGE-OFFS
Residential charge-offs, net	(6,856)	(7,542)	(20,408)	(25,193)
Commercial charge-offs, net	(847)	(23,053)	(45,527)	(29,703)
Construction charge-offs, net	(31)	121	(111)	(322)
Consumer and finance leases charge-offs, net	(9,894)	(11,413)	(27,238)	(34,964)
Total charge-offs, net	(17,628)	(41,887)	(93,284)	(90,182)
TOTAL CREDIT LOSSES (1)	$(18,979)	$(44,490)	$(102,080)	$(99,316)
LOSS RATIO PER CATEGORY (2)
Residential	0.87%	0.96%	0.92%	1.07%
Commercial	(0.03)%	2.65%	1.74%	1.30%
Construction	3.37%	(1.35)%	0.49%	0.06%
Consumer	2.28%	2.61%	2.10%	2.62%
TOTAL CREDIT LOSS RATIO (3)	0.86%	2.06%	1.62%	1.59%

(1) Equal to Net Loss on OREO operations plus charge-offs, net.
(2) Calculated as net charge-offs plus market adjustments and gains (losses) on sales of OREO divided by average loans and repossessed assets.
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

   The Corporation classifies operational risk into two major categories: business-specific and corporate-wide affecting all business lines. For business specific risks, a risk assessment group works with the various business units to ensure consistency in policies, processes and assessments. With respect to corporate-wide risks, such as information security, business recovery, and legal and compliance, the Corporation has specialized groups, such as the Legal Department, Information Security, Corporate Compliance, and Operations. These groups assist the lines of business in the development and implementation of risk management practices specific to the needs of the business groups.

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

Concentration Risk

The Corporation conducts its operations in a geographically concentrated area, as its main market is Puerto Rico. However, the Corporation has diversified its geographical risk, as evidenced by its operations in the Virgin Islands and in Florida. Of the total gross loan portfolio held for investment of $8.9 billion as of September 30, 2017, approximately 75% has credit risk concentration in Puerto Rico, 18% in the United States, and 7% in the Virgin Islands.

Update to the Puerto Rico Fiscal Situation

The GDB-Economic Activity Index (the “GDB-EAI”) in July 2017 was 121.0, a 2.1% reduction compared to July 2016, and a decrease of 0.1% compared to June 2017. The GDB-EAI is a coincident index of economic activity for Puerto Rico made up of four indicators (non-farm payroll employment, electric power generation, cement sales and gasoline consumption).  The seasonally adjusted unemployment rate in Puerto Rico was 10.1% in August 2017, compared to 12.4% in December 2016.

Based on information published by the Puerto Rico government, General Fund net revenues in July 2017 totaled $649.4 million, which was $15.8 million, or 2.4%, less than in July 2016. These revenues exceeded monthly projections by $48.3 million. The net revenues to the General Fund for the fiscal year ended June 30, 2017 totaled $9,334.9 million, an increase of $159.6 million, or 1.7%, compared with the previous fiscal year, and $234.9 million, or 2.6%, above projections. The General Fund revenues projection for the fiscal year 2017-2018 is $9,562 million.

Impact of Hurricanes Maria and Irma and measures taken by authorities

During the third quarter of 2017, Hurricanes Irma and Maria affected Puerto Rico causing significant damage to the infrastructure and property.  In the aftermath of Hurricane Maria, the PROMESA oversight board stated that damages could be in the range of $45 to $95 billion and the emergency will cause Puerto Rico’s central government and some of its instrumentalities to face severe cash shortfalls from lower revenues, higher cost, and delayed or reduced cost-saving measures that had been required by the fiscal plans previously approved.

The Puerto Rico government and the PROMESA oversight board requested federal assistance from the United Sates government. Such assistance is intended to provide Puerto Rico with the cash that it will need to operate its core government services and its disaster response effort in the near future. As of the date of filing of this Form 10-Q, the U.S. House of Representatives approved a $36.5 billion disaster aid package in emergency relief for Puerto Rico and other areas affected by recent natural events such as Texas, Florida and California. This measure includes approximately $5.0 billion to help the government of Puerto Rico with the cash shortfall matter. It also provided $1.3 billion for disaster assistance food for Puerto Rico. In relation to the Federal Emergency Management Agency (“FEMA”) assistance, more than $500 million has been approved, which has been distributed as follows:

•          $215 million to PREPA for emergency repairs;

•          $114 million to individuals for housing assistance and critical needs;

•          $2.3 million to the Small Business Administration in disaster assistance loans;

•          $70 million to the Puerto Rico Aqueduct and Sewer Authority (PRASA); and

•          $99.2 million to various public and non-profit organizations.

In addition, $44.1 million was allocated from various programs managed by the U.S. Housing and Urban Development Department’s (HUD) Office of Community Planning and Development. Of the total $44.1 million, the Puerto Rico Office for Socioeconomic and Community Development will receive $41.2 million in federal funding, including $23.1 million for municipalities with fewer than 50,000 residents. Municipalities with more than 50,000 residents can receive the funds directly from the Federal Housing Department.

Due to protracted economic and revenue disruptions caused by the Hurricane Maria, on October 11, 2017, Moody’s lowered the credit ratings on $13.3 billion of Puerto Rico’s general obligations from Caa3 to Ca. In addition, the bonds issued by the Puerto Rico Sales Tax Financing Corporation (“COFINA”) and PRASA were also downgraded from Ca to Caa3. In total, there were eight type of securities affected, which have a combined par value of $31 billion.

Actions taken by PROMESA after Hurricanes Maria and Irma

On September 21, 2017, the PROMESA oversight board authorized whatever modifications or reprogramming to the allocations in the Commonwealth’s budget up to an aggregate amount of $1 billion for emergency measures to respond to the catastrophic damage caused by Hurricane Maria. Furthermore, the PROMESA oversight board stated that, if the Puerto Rico government determines that increases to the Commonwealth’s budget are needed to respond to Hurricane Maria, the PROMESA oversight will be ready to approve such request. Additionally, in a letter sent to U.S. Senate on October 11, 2017, the PROMESA oversight board said that the entity was evaluating how the certified fiscal plans of the Puerto Rico government and PREPA would change in the aftermath of Hurricanes Irma and Maria.  Previously, on June 30, 2017, the PROMESA oversight board certified the Puerto Rico government’s budget for fiscal year 2018, which totaled $9.562 billion in general fund revenues. This budget, the first certified under PROMESA, was based on the revised fiscal plan also approved by PROMESA oversight board.

On May 3, 2017, the Puerto Rico government and the PROMESA oversight board filed for a form of bankruptcy in the U.S. District court in Puerto Rico under Title III of PROMESA. The Title III allows for a court debt restructuring process similar to U.S. bankruptcy protection. On July 2, 2017, the PROMESA oversight board filed for a form of bankruptcy in the U.S. District court in Puerto Rico under Title III of PROMESA for PREPA. Due to the Hurricane Maria, the hearings on the Commonwealth’s bankruptcy cases under Title III were postponed.

On August 28, 2017, the PROMESA oversight board filed an Adversary Complaint for Declaratory and Injunctive Relief to force the Puerto Rico government to implement a furlough reform after the latter refused the adopt of this measure. The furlough program was expected to begin on September 1, 2017 and contemplated the reduction of two workdays every month (10%), which was less than the original plan of four workdays every month (20%). This reform would have run through fiscal year 2018 or until the Puerto Rico government demonstrated that it had achieved $218 million in savings related to right-sizing the government. Nevertheless, as a result of the hurricane, the Board postponed any furlough discussions until next fiscal year and withdrew its related lawsuit.

  On October 31, 2017, the PROMESA oversight board’s tenth public meeting took place. In that meeting, the PROMESA oversight board’s executive director outlined the process for certifying a revised fiscal plan with the Puerto Rico government in the aftermath of Hurricane Maria. Several activities, including an assessment of the damages caused by Hurricane Maria, and renewed plans for fiscal and structural reforms, will inform the development of a revised fiscal plan. The PROMESA oversight board will conduct listening sessions with stakeholders through December 2017 and its review of the revised fiscal plan will occur during January 2018. The certification of the fiscal plan is expected on February 2, 2018. Pursuant to Section 204(b) of PROMESA, the PROMESA oversight board also adopted a new government contract approval policy.  Under the new contract approval policy, all contracts or series of related contracts, inclusive of any amendments or modifications, with an aggregate expected value of $10 million or more must be submitted to the PROMESA oversight Board for its approval before execution. In addition to the Commonwealth, timelines were established for the PREPA, PRASA, the Highways and Transportation Authority, the University of Puerto Rico and COSSEC to submit revised fiscal plans for certification by the PROMESA oversight board.

Exposure to Puerto Rico Government

    As of September 30, 2017, the Corporation had $214.8 million of direct exposure to the Puerto Rico Government, its municipalities and public corporations, compared to $323.3 million as of December 31, 2016. Approximately $184.6 million of the exposure consisted of loans and obligations of municipalities in Puerto Rico that are supported by assigned property tax revenues and for which, in most cases, the good faith, credit and unlimited taxing power of the applicable municipality have been pledged to their repayment.  Approximately 73% of the Corporation’s municipality exposure consists primarily of senior priority obligations concentrated in three of the largest municipalities in Puerto Rico.  The vast majority of revenues of these three municipalities are independent of the Puerto Rico central government as the amount of revenues that depend from the Puerto Rico government General Fund subsidy represents just over 4% of the total revenues of these municipalities (6% of total revenues for the entire Corporation’s exposure to municipalities bonds and loans).  These municipalities are required by law to levy special property taxes in such amounts as shall be required for the payment of all of their respective general obligation bonds and loans. The PROMESA oversight board has not designated any of the Commonwealth’s 78 municipalities as covered entities under PROMESA.  However, while the current fiscal plan of the Puerto Rico government did not contemplate a restructuring of the debt of Puerto Rico’s municipalities, the plan did call for the gradual elimination of budgetary subsidies provided to municipalities. Furthermore, municipalities are also likely to be affected by the negative economic and other effects resulting from expense, revenue or cash management measures taken to address the Puerto Rico Government’s fiscal and liquidity shortfalls, or measures included in fiscal plans of other government entities, such as the gradual reduction of the CILT included in the PREPA fiscal plan and the GDB Restructuring Support Agreement. The GDB Restructuring Support Agreement provides for the restructuring of a substantial portion of the GDB’s indebtedness, including deposits of municipalities, through the issuance of “Participating Bond Claims” in exchange for the release of GDB from liability relating to the bonds, deposits, letters of credit and guarantees claims.   In addition to municipalities, the total direct exposure also includes a $6.8 million loan to a unit of the central government and a $15.4 million loan to an affiliate of a public corporation.  As mentioned above, the sale in the first quarter of 2017 of the PREPA credit line, with a book value of $64 million at the time of sale, contributed significantly to the reduction of the Corporation’s direct exposure to the Puerto Rico government.

The Corporation’s total direct exposure also includes obligations of the Puerto Rico Government, specifically bonds of the Puerto Rico Housing Finance Authority, at an amortized cost of $8.0 million as part of its available-for-sale investment securities portfolio recorded on its books at a fair value of $6.8 million as of September 30, 2017.  During the second quarter of 2017, the Corporation sold for an aggregate of $23.4 million non-performing bonds of the GDB and the Puerto Rico Public Buildings Authority carried on its books at an amortized cost of $23.0 million (net of $34.4 million in cumulative OTTI impairment charges). This transaction resulted in a $0.4 million recovery from previous OTTI charges reflected in the statement of (loss) income as part of “net gain on sale of investments.”

The following table details the Corporation’s total direct exposure to the Puerto Rico Government according to their maturities:

	As of September 30, 2017
	Investment
	Portfolio		Total
	(Amortized cost)	Loans	Exposure

(In thousands)
Central Government:
After 1 to 5 years	$-	$6,791	$6,791
Total Central Government	-	6,791	6,791

Puerto Rico Housing Finance Authority:
After 10 years	7,994	-	7,994
Total Puerto Rico Housing Finance Authority	7,994	-	7,994

Public Corporations:
Affiliate of the Puerto Rico Electric Power Authority:
After 5 to 10 years	-	15,419	15,419
Total Public Corporations	-	15,419	15,419

Municipalities:
After 1 to 5 years	3,853	28,625	32,478
After 5 to 10 years	39,523	5,317	44,840
After 10 years	107,251	-	107,251
Total Municipalities	150,627	33,942	184,569
Total Direct Government Exposure	$158,621	$56,152	$214,773

Furthermore, as of September 30, 2017, the Corporation had three loans granted to the hotel industry in Puerto Rico guaranteed by the TDF with an outstanding principal balance of $120.2 million (book value $72.4 million), compared to $127.7 million outstanding (book value of $111.8 million) as of December 31, 2016. The borrower and the operations of the underlying collateral of these loans are the primary sources of repayment and the TDF provides a secondary guarantee for payment performance.  The TDF is a subsidiary of the GDB.  These loans have been classified as non-performing and impaired since the first quarter of 2016, and interest payments have been applied against principal since then. Approximately $4.1 million of interest payments received on loans guaranteed by the TDF since late March 2016 have been applied against principal. During the second quarter of 2017, the Corporation recorded charge-offs of $29.7 million on these facilities.  The largest of these three loans became over 90 days matured in the second quarter of 2017 and, as a collateral dependent loan, the portion of the recorded investment in excess of the fair value of the collateral and the guarantee was charged-off.  A portion of the charge-offs was related to an adjustment to the estimated fair value of the guarantee on these loans in light of an agreement reached in the second quarter of 2017 in which the TDF agreed to honor a portion of its guarantee through a cash payment and a fixed income financial instrument. During the third quarter of 2017, the Corporation received a cash payment of $7.6 million in connection with this agreement.  The issuance of the fixed income financial instrument is linked to the GDB’s Restructuring Support Agreement approved by the PROMESA oversight board. Upon completion of the agreement, which is subject to the issuance of the fixed income financial instrument, TDF will be released as guarantor and the income-producing real estate properties will be the only collateral on these loans, thus, any decline in the collateral valuations may require additional impairments on these bonds. As of September 30, 2017, the non-performing loans guaranteed by the TDF and related facilities are being carried (net of reserves and accumulated charge-offs) at 53% of unpaid principal balance.

In addition, as of September 30, 2017, the Corporation had $116.0 million in exposure to residential mortgage loans that are guaranteed by the Puerto Rico Housing Finance Authority. Residential mortgage loans guaranteed by the Puerto Rico Housing Finance Authority are secured by the underlying properties and the guarantees serve to cover shortfalls in collateral in the event of a borrower default. The Puerto Rico government guarantees up to $75 million of the principal guaranteed under the mortgage loans insurance program. According to the most recently released audited financial statements of the Puerto Rico Housing Financing Authority, as of June 30, 2015, the Puerto Rico Housing Finance Authority’s mortgage loans insurance program covered loans in an aggregate of approximately $552 million. The regulations adopted by the Puerto Rico Housing Finance Authority require the establishment of adequate reserves to guarantee the solvency of the mortgage loans insurance fund. As of June 30, 2015, the most recent date as to which information is available, the Puerto Rico Housing Finance Authority had a restricted net position for such purposes of approximately $77.4 million.

Furthermore, as of September 30, 2017, the Corporation had $508.2 million of public sector deposits in Puerto Rico.  Approximately 31% is from municipalities and municipal agencies in Puerto Rico and 69% is from public corporations and the central government and agencies in Puerto Rico.

Exposure to USVI government

    The Corporation has operations in the USVI and has credit exposure to USVI government entities.

The USVI is experiencing a number of fiscal and economic challenges, exacerbated by the impact of Hurricane Irma in the third quarter of 2017, that could adversely affect the ability of its public corporations and instrumentalities to service their outstanding debt obligations. PROMESA does not apply to the USVI and, as such, there is currently no federal legislation permitting the restructuring of the debts of the USVI and its public corporations and instrumentalities.

To the extent that the fiscal condition of the USVI continues to deteriorate, the U.S. Congress or the Government of the USVI may enact legislation allowing for the restructuring of the financial obligations of USVI government entities or imposing a stay on creditor remedies, including by making PROMESA applicable to the USVI.

As of September 30, 2017, the Corporation had $84.8 million in loans to USVI government instrumentalities and public corporations, compared to $84.7 million as of December 31, 2016.  Of the amount outstanding as of September 30, 2017, approximately $61.6 million was owed by public corporations of the USVI and $23.2 million was owed by an independent instrumentality of the USVI government.  All loans are currently performing and up to date with their respective principal and interest payments.

Furthermore, the Corporation had $111.7 million of public sector deposits in the USVI.

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

2.       The tangible common equity ratio and tangible book value per common share are non-GAAP financial measures generally used by the financial community to evaluate capital adequacy. Tangible common equity is total equity less preferred equity, goodwill, core deposit intangibles, and other intangibles, such as the purchased credit card relationship intangible and the insurance customer relationship intangible. Tangible assets are total assets less goodwill, core deposit intangibles, and other intangibles, such as the purchased credit card relationship intangible and the insurance customer relationship intangible. Management and many stock analysts use the tangible common equity ratio and tangible book value per common share in conjunction with more traditional bank capital ratios to compare the capital adequacy of banking organizations with significant amounts of goodwill or other intangible assets, typically stemming from the use of the purchase method of accounting for mergers and acquisitions. Accordingly, the Corporation believes that disclosure of these financial measures is useful to investors.  Neither tangible common equity nor tangible assets, or the related measures should be considered in isolation or as a substitute for stockholders’ equity, total assets, or any other measure calculated in accordance with GAAP. Moreover, the manner in which the Corporation calculates tangible common equity, tangible assets, and any other related measures may differ from that of other companies reporting measures with similar names.  Refer to Risk Management – Capital above for a reconciliation of the Corporation’s tangible common equity and tangible assets.

3.       Adjusted provision for loan and lease losses, adjusted net charge-offs, and the ratios of adjusted net charge-offs to average loans, adjusted provision for loan and lease losses to net charge-offs, and the adjusted allowance for loan and lease losses to total loans held for investment, are non-GAAP financial measures that exclude the effects related to the impact of Hurricanes Irma and Maria in the third quarter of 2017 and the sale of the Corporation’s participation in the PREPA line of credit in the first quarter of 2017 with a book value of $64 million at the time of sale.  Management believes that the adjusted financial measures help investors understand the Corporation’s performance without regard to items that are not expected to reoccur with any regularity or may reoccur at uncertain times and may have inconsistent impact on the reported results and facilitates comparisons with prior periods.

4.       Adjusted non-interest income excluded for the third quarter and first nine months of 2017 and 2016, the following:

•         Gains of $1.4 million and $4.2 million in the third quarter of 2017 and first quarter of 2016, respectively, on repurchases and cancellations of trust-preferred securities.

•         Partial recovery of $0.4 million of previously recorded OTTI charges on non-performing bonds of the GDB and the Puerto Rico Public Buildings Authority sold in the second quarter of 2017.

•         OTTI charges on debt securities of $12.2 million and $6.7 million in the first quarter of 2017 and 2016, respectively.

•         Gains of $6.1 million on sales of U.S. agency MBS and of $8 thousand on the sale of a U.S. Treasury bill in the third and first quarters of 2016, respectively.

Management believes that the exclusion from non-interest income of items that are not expected to reoccur with any regularity or may reoccur at uncertain times or in uncertain amounts facilitates comparisons with prior periods, and provides an alternate presentation of the Corporation’s performance.

5.       Adjusted non-interest expenses reflected for the third quarter and first nine months of 2017 and 2016 the following:

•         Exclusion of costs of $0.6 million for storm relief efforts and assistance to employees affected by Hurricanes Irma and Maria in the third quarter of 2017.

•         Inclusion of $1.7 million of expected insurance recoveries for employees’ compensation and rental costs that the Corporation incurred when Hurricanes Irma and Maria precluded employees from working during the third quarter of 2017.

•         Exclusion of costs of $0.1 million and $0.4 million for the quarter and nine-month period ended September 30, 2017, associated with secondary offerings of the Corporation’s common stock by certain of the existing stockholders.

•         Exclusion of costs of $0.3 million related to severance payments on permanent job discontinuance in the third quarter of 2016 that are above normal or recurring levels.

Management believes that the exclusion from non-interest expenses of expenses that are above normal or recurring levels, are not expected to reoccur with any regularity or may reoccur at uncertain times and in uncertain amounts, facilitates comparisons with prior periods, and provides an alternate presentation of the Corporation’s performance.

6.       Adjusted net income that excludes the effect of a $13.2 million tax benefit recorded in the first quarter of 2017 related to the change in tax status of certain subsidiaries from taxable corporations to limited liability companies, and the effect of all the items mentioned above and their tax related impacts as follows:

•         Tax benefit of $25.8 million related to the storm-related provision for loan and lease losses established in the third quarter of 2017 (calculated based on the statutory tax rate of 39% for the $59.2 million provision in Puerto Rico and 37.4% for the $7.3 million provision in the Virgin Islands).

•         Tax benefit of $0.2 million related to expenses incurred for storm relief efforts and assistance to employees in the third quarter of 2017 (calculated based on the statutory tax rate of 39%).

•         Tax benefit of $0.2 million related to the sale of the PREPA credit line in the first quarter of 2017 (calculated based on the statutory tax rate of 39%).

•         Tax expense of $0.2 million related to the taxable portion of the gain on sale of U.S. agency MBS recorded in the third quarter of 2016 (calculated based on the applicable capital gain tax rate of 20%).

•         Tax benefit of $0.1 million related to severance payments on permanent job discontinuance in the third quarter of 2016 (calculated based on the statutory tax rate of 39%).

•         No tax benefit was recorded for the partial recovery of previously recorded OTTI charges on non-performing bonds sold in the second quarter of 2017 and for the OTTI charges recorded in the first quarter of 2017 and 2016.

•         The gains realized on the repurchase and cancellation of trust-preferred securities and costs incurred associated with the secondary offerings, recorded at the Holding Company level, had no effect on the income tax expense in 2017 and 2016.

Management believes that the exclusion from net income of items that are not reflective of core operating performance, are not expected to reoccur with any regularity or may reoccur at uncertain times and in uncertain amounts facilitates comparisons with prior periods, and provides an alternate presentation of the Corporation’s performance.

The Corporation believes that these non-GAAP financial measures enhance the ability of analysts and investors to analyze trends in the Corporation’s business and understand the performance of the Corporation. In addition, investors may also benefit from disclosure of these non-GAAP financial measures because the Corporation may utilize these non-GAAP financial measures as a guide in its budgeting and long-term planning process. Any analysis of these non-GAAP financial measures should be used only in conjunction with results presented in accordance with GAAP.

    Refer to Overview of Results of Operations discussion above for the reconciliation of the non-GAAP financial measure “adjusted net income” to the GAAP financial measure.  The following tables reconcile the non-GAAP financial measures “adjusted provision for loan and lease losses,” “adjusted net charge-offs,” “adjusted net charge-offs to average loans ratio,” “adjusted provision for loan and lease losses to adjusted net charge-offs,” “adjusted allowance to total loans held for investment,” “adjusted non-interest income” and “adjusted non-interest expenses” to the GAAP financial measures:

2017 Third Quarter	As reported (GAAP)	Storm-related Provision for Loan and Lease Losses	Storm-related Expenses and Related Adjustments	Gain on Repurchase and Cancellation of Trust Preferred Securities	Secondary Offering Costs	Adjusted (Non-GAAP)
(Dollars in thousands)
Provision for loan and lease losses	$75,013	$(66,490)	$-	$-	$-	$8,523
Residential Mortgage Loans	23,321	(13,717)	-	-	-	9,604
Commercial Mortgage Loans	17,590	(18,095)	-	-	-	(505)
Commercial and Industrial Loans	(1,079)	(7,992)	-	-	-	(9,071)
Construction Loans	242	(808)	-	-	-	(566)
Consumer Loans	34,939	(25,878)	-	-	-	9,061
Non-interest income	$18,645	$-	$-	$(1,391)	$-	$17,254
Gain on early extinguishment of debt	1,391	-	-	(1,391)	-	-
Non-interest expenses	$85,614	$-	$1,063	$-	$(118)	$86,559
Employees' compensation and benefits	37,128	-	1,410	-	-	38,538
Occupancy and equipment	13,745	-	252	-	-	13,997
Business Promotion	3,244	-	(599)	-	(20)	2,625
Professional Fees	12,023	-	-	-	(98)	11,925

2016 Third Quarter	As reported (GAAP)	Gain on Sale of Investment Securities	Severance Payments on Job Discontinuance	Adjusted (Non-GAAP)
(In thousands)
Non-interest income	$26,146	$(6,096)	$-	$20,050
Gain on sale of investment securities	6,096	(6,096)	-	-
Non-interest expenses	$88,303	$-	$(281)	$88,022
Employees' compensation and benefits	38,005	-	(281)	37,724

2017 First Nine-Months	As reported (GAAP)	Storm-related Provision for Loan and Lease Losses	Storm-related Expenses and Related Adjustments	Gain on Repurchase and Cancellation of Trust Preferred Securities	Secondary Offering Costs	OTTI on Debt Securities	Gain from Recovery of Previously recorded OTTI charges	Sale of PREPA credit line	Adjusted (Non-GAAP)
(Dollars in thousands)
Total net charge-offs	$93,284	$-	$-	$-	$-	$-	$-	$(10,734)	$82,550
Total net charge-offs to
average loans	1.40%								1.24%
Commercial and Industrial	13,555	-	-	-	-	-	-	(10,734)	2,821
Commercial and Industrial loans
net charge-offs to average loans	0.85%								0.18%
Provision for loan and lease losses	$118,551	$(66,490)	$-	$-	$-	$-	$-	$(569)	$51,492
Residential Mortgage Loans	43,480	(13,717)	-	-	-	-	-	-	29,763
Commercial Mortgage Loans	30,654	(18,095)	-	-	-	-	-	-	12,559
Commercial and industrial loans	(8,019)	(7,992)	-	-	-	-	-	(569)	(16,580)
Construction Loans	1,496	(808)	-	-	-	-	-		688
Consumer Loans	50,940	(25,878)	-	-	-	-	-		25,062
Non-interest income	$47,437	$-	$-	$(1,391)	$-	$12,231	$(371)	$-	$57,906
Net loss on investment
and impairments	(11,860)	-	-	-	-	12,231	(371)	-	-
Gain on early extinguishment
of debt	1,391	-	-	(1,391)	-	-	-	-	-
Non-interest expenses	$262,565	$-	$1,063	$-	$(392)	$-	$-	-	$263,236
Employees' compensation
and benefits	114,190	-	1,410	-	-	-	-	-	115,600
Occupancy and Equipment	41,592	-	252	-		-	-	-	41,844
Business promotion	9,717	-	(599)	-	(40)	-	-	-	9,078
Professional Fees	34,779	-	-	-	(352)	-	-	-	34,427

2016 First Nine-Months	As reported (GAAP)	OTTI on Debt Securities	Gain on Sale of Investment Securities	Gain on Repurchase and Cancellation of Trust Preferred Securities	Severance Payments	Adjusted (Non-GAAP)

(In thousands)
Non-interest income	$64,393	$6,687	$(6,104)	$(4,217)	$-	$60,759
Net gain on sale of investments	6,104	-	(6,104)	-	-	-
Net impairments losses on available-for-sale debt securities	(6,687)	6,687	-	-	-	-
Gain on early extinguishment of debt	4,217	-	-	(4,217)	-	-
Non-interest expenses	$270,844	$-	$-	$-	$(281)	$270,563
Employees' compensation and benefits	113,841	-	-	-	(281)	113,560

	Provision for Loan and Lease		Provision for Loan and Lease
	Losses to Net Charge-Offs		Losses to Net Charge-Offs
	(GAAP to Non-GAAP reconciliation)		(GAAP to Non-GAAP reconciliation)
	Quarter Ended		Nine-Month Period Ended
	September 30, 2017		September 30, 2017
	Provision for Loan	Net Charge-Offs	Provision for Loan	Net Charge-Offs
	and Lease Losses		and Lease Losses
(In thousands)
Provision for loan and lease losses and net charge-offs (GAAP)	$75,013	$17,628	$118,551	$93,284
Less special items:
Storms-related provision for loan and lease losses	66,490	-	66,490	-
Sale of the PREPA credit line	-	-	569	10,734
Provision for loan and lease losses and net charge-offs
excluding special items (Non-GAAP)	$8,523	$17,628	$51,492	$82,550

Provision for loan and lease losses to net charge-offs (GAAP)	425.53%		127.09%
Provision for loan and lease losses to net charge-offs, excluding special
items (Non-GAAP)	48.35%		62.38%

	Allowance for Loan and Lease
	Losses to Total Loans Held For Investment
	(GAAP to Non-GAAP reconciliation)
	As of September 30, 2017
	Allowance for Loan	Total Loans Held for Investment
	and Lease Losses
(In thousands)
Allowance for loan and lease losses and total
loans held for investment (GAAP)	$230,870	$8,877,214
Less special items:
Storms-related allowance for loand and lease losses	66,490	-
Allowance for loan and lease losses and total loans held for investment,
excluding special items (Non-GAAP)	$164,380	$8,877,214

Allowance for loan and lease losses to total loans held for investment (GAAP)	2.60%
Allowance for loan and lease losses to total loans held for investment,
excluding special items (Non-GAAP)	1.85%

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       For information regarding market risk to which the Corporation is exposed, see the information contained in “Part I – Item 2 -“Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management.”

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

       First BanCorp.’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of First BanCorp.’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2017. Based on this evaluation, as of the end of the period covered by this Form 10-Q, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.

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

Uncertainty surrounding the future economic conditions that will emerge in the storm-impacted areas makes it difficult for management to estimate the impact of the storms on credit quality, inherent loss, revenues, and asset values.

During the third quarter of 2017, two hurricanes (Maria and Irma) struck the Corporation’s service areas and caused significant damage to the infrastructure and property and severely disrupted normal economic activity in all of these regions. There is pervasive uncertainty surrounding the future economic conditions that will emerge in the storm-impacted areas. As a result, management is confronted with a significant and unfamiliar degree of uncertainty in estimating the impact of the recent storms on credit quality, inherent loss, revenues, and asset values. In addition, there is uncertainty regarding the adequacy and timeliness of insurance recoveries, continued personal employment, the ability of businesses, including hotels, to reopen and the availability of goods and services to operate homes and businesses. Moreover, there is a significant level of uncertainty regarding the level of economic activity to which Puerto Rico and the Virgin Islands region will return over time. Some of these uncertainties include how and when rebuilding will take place, including the rebuilding of the public infrastructure such as Puerto Rico’s power grid, what level of government, private or philanthropic funds will be invested in the affected communities, how many dislocated individuals will return in both the short and long term, and what other demographic changes will take place.

At the end of the third quarter, a separate qualitative element of the allowance for loan losses was determined to represent the estimate of inherent losses associated with the impact of the storm-related events on the Corporation’s loan portfolios.  This estimate is judgmental and subject to changes as additional information becomes available. This qualitative element of the allowance was determined using the Corporation’s stress models and is based on the estimated impact the storm could have on continued personal employment (e.g. unemployment rate that doubles current levels based on statistics observed in the aftermath of similar natural disasters in the U.S. mainland) and economic activity and the time it could take for the affected regions to return to a more normalized operating environment.  However, the full extent of the adverse impact on our markets and current customers from the prolonged rebuilding efforts necessary in these areas is unknown at this time.  Estimates of the storms' effect on loan losses could change over time as additional information becomes available, and any related revisions in the allowance calculation will be reflected in the provision for loan losses as they occur. Such revisions to these estimates could be material.  As such, if these estimates prove to be incorrect, it may adversely impact our financial condition and results of operations.

Puerto Rico Government’s filing for bankruptcy may adversely affect our financial condition and results of operations.

    On May 3, 2017, the Puerto Rico government and the PROMESA oversight board filed for a form of bankruptcy in the U.S. District Court in Puerto Rico under Title III of PROMESA. The Title III provision allows for a court debt restructuring process similar to U.S. bankruptcy protection.  Since this is the first time that any state or territory of the United States has ever filed for relief that is expected to be comparable to bankruptcy relief because of the absence, until PROMESA, of any legal authority for such a relief, it is uncertain what impact this filing will have on the Corporation.  A similar Title III form of bankruptcy was filed for PREPA on July 2, 2017.  The Corporation’s financial condition and results of operations may be negatively affected as a result of the resolution of the bankruptcy relief filing and further adverse developments in the Puerto Rico government’s fiscal situation given the Corporation’s direct exposure to the Puerto Rico government (excluding municipalities) of $8.0 million of Puerto Rico government debt securities, a $6.8 million loan to an agency of the Puerto Rico central government, and a $15.4 million loan to a PREPA affiliate.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

a)     Not applicable.

b)     Not applicable.

c)      Purchase of equity securities by the issuer and affiliated purchasers. The following table provides information relating to the Corporation’s purchases of shares of its common stock in the third quarter of 2017.

				Maximum
			Total Number of	Number of Shares
			Shares Purchased	That May Yet be
		Average	as Part of Publicly	Purchased Under
	Total number of	Price	Announced Plans	These Plans or
Period	shares purchased (1)	Paid	Or Programs	Programs

July, 2017	15,003	$5.95	-	-
August, 2017	23,522	5.75	-	-
September, 2017	21,433	5.13	-	-
Total	59,958	$5.70	-	-

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS

See the Exhibit Index below:

Exhibit Index

10.1 – Revised Non-Management Chairman and Non-Employee Directors of the Board Compensation Structure.
31.1 – CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 – CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 – CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 – CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.1 – Interactive Data File (Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017, furnished in XBRL
(eXtensible Business Reporting Language).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized:

First BanCorp.
Registrant

Date: November 9, 2017	By:	/s/ Aurelio Alemán
Aurelio Alemán
President and Chief Executive Officer

Date: November 9, 2017	By:	/s/ Orlando Berges
Orlando Berges
Executive Vice President and Chief Financial Officer