Form 10-K
period 2017-12-31
FIRST BANCORP /PR/
filed 2018-03-16
CIK 1057706

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

   [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑  No ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☑  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting common equity held by non-affiliates of the registrant as of June 30, 2017 (the last trading day of the registrant’s most recently completed second fiscal quarter) was $914,194,471 based on the closing price of $5.79 per share of the registrant’s common stock on the New York Stock Exchange on June 30, 2017. The registrant had no nonvoting common equity outstanding as of June 30, 2017. For the purposes of the foregoing calculation only, the registrant has defined affiliates to include (a) the executive officers named in Part III of this Annual Report on Form 10-K; (b) all directors of the registrant; and (c) each shareholder, including the registrant’s employee benefit plans but excluding shareholders that file on Schedule 13G, known to the registrant to be the beneficial owner of 5% or more of the outstanding shares of common stock of the registrant as of June 30, 2017. The registrant’s response to this item is not intended to be an admission that any person is an affiliate of the registrant for any purposes other than this response.

 Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 216,334,736 shares as of February 16, 2018.

Documents incorporated by reference: Portions of the definitive proxy statement relating to the registrant’s annual meeting of stockholders scheduled to be held on May 24, 2018 are incorporated by reference in this Form 10-K in response to items 10, 11, 12, 13 and 14 of Part III.

FIRST BANCORP.

2017 ANNUAL REPORT ON FORM 10-K

TABLE OF CONTENTS

PART I
PART II
PART III

Item 10.	Directors, Executive Officers and Corporate Governance	275
Item 11.	Executive Compensation	275
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	275
Item 13.	Certain Relationships and Related Transactions, and Director Independence	275
Item 14.	Principal Accounting Fees and Services	275
PART IV
Item 15.	Exhibits, Financial Statement Schedules	276
Item 16.	Form 10-K Summary	276
Exhibit Index
SIGNATURES

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

The two hurricanes that affected the Corporation’s service area during the third quarter of 2017 are discussed below in Note 2 to the audited financial statements, in various sections of “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and in Part I, Item 1A, “Risk Factors.” There is pervasive uncertainty surrounding the future economic conditions that will emerge in the storm-affected areas. As a consequence, estimates of the financial impact of these disasters on the Corporation are subject to greater uncertainty than is inherent in other forward-looking statements. The more significant estimates are included in the discussion of the provision for loan and lease losses and the discussion of casualty and disaster response costs and related insurance coverages.

These forward-looking statements include, but are not limited to, the risks described or referenced below in Item 1A. “Risk Factors,” which include the following:

•         the actual pace and magnitude of economic recovery in the regions affected by the two hurricanes that affected the Corporation’s service areas during 2017 compared to Management’s current views on the economic recovery;

•         uncertainties about how and when rebuilding will take place in the regions affected by the recent storms, including the rebuilding of the public infrastructure, such as Puerto Rico’s power grid, how and when government, private or philanthropic funds will be invested in the affected communities, how many displaced individuals will return to their homes in both the short- and long-term, and what other demographic changes will take place, if any;

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

•         uncertainty about whether the Federal Reserve Bank of New York (the “New York FED” or “Federal Reserve”) will provide approvals for receiving dividends from FirstBank Puerto Rico (“FirstBank” or the “Bank”), or for making payments of dividends on non-cumulative perpetual preferred stock, or payments on trust preferred securities or subordinated debt, incurring, increasing or guaranteeing debt or repurchasing any capital securities, despite the consents that have enabled the Corporation to receive quarterly dividends from FirstBank since the second quarter of 2016, to pay quarterly interest payments on the Corporation’s subordinated debentures associated with its trust preferred securities since the second quarter of 2016, and to pay monthly dividends on the non-cumulative perpetual preferred stock since December 2016;

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

•         the ability of FirstBank to realize the benefits of its net deferred tax assets;

•         adverse changes in general economic conditions in Puerto Rico, the United States (“U.S.”), the U.S. Virgin Islands (“USVI”), and the British Virgin Islands (“BVI”), including the interest rate environment, market liquidity, housing absorption rates, real estate prices, and disruptions in the U.S. capital markets, which reduced interest margins and affected funding sources, and have affected demand for all of the Corporation’s products and services and reduced the Corporation’s revenues and earnings and the value of the Corporation’s assets, and may continue to have these effects;

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

•         changes in the fiscal and monetary policies and regulations of the U.S. federal government and Puerto Rico and other governments, including those determined by the Board of the Governors of the Federal Reserve System (the “Federal Reserve Board”), the New York FED, the Federal Deposit Insurance Corporation (the “FDIC”), government-sponsored housing agencies, and regulators in Puerto Rico, the USVI and the BVI;

•         the risk of possible future failure or circumvention of controls and procedures and the risk that the Corporation’s risk management policies may not be adequate;

•         the risk that the FDIC may increase the deposit insurance premium and/or require special assessments to replenish its insurance fund, causing an additional increase in the Corporation’s non-interest expenses;

•         the impact on the Corporation’s results of operations and financial condition of acquisitions and dispositions;

•         a need to recognize impairments on the Corporation’s financial instruments, goodwill and other intangible assets relating to acquisitions;

•         the risk that downgrades in the credit ratings of the Corporation’s long-term senior debt will adversely affect the Corporation’s ability to access necessary external funds;

•         the impact on the Corporation’s businesses, business practices and results of operations of a potential higher interest rate environment;

•         uncertainty as to whether FirstBank will be able to satisfy its regulators regarding, among other things, asset quality, liquidity plans, maintenance of capital levels and compliance with applicable laws, regulations, and related requirements; and

•         general competitive factors and industry consolidation.

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

Item 1. Business

GENERAL

First BanCorp. is a publicly owned financial holding company that is subject to regulation, supervision and examination by the Federal Reserve Board. The Corporation was incorporated under the laws of the Commonwealth of Puerto Rico to serve as the bank holding company for FirstBank. The Corporation is a full service provider of financial services and products with operations in Puerto Rico, the U.S., the USVI and the BVI. As of December 31, 2017, the Corporation had total assets of $12.3 billion, total deposits of $9.0 billion, and total stockholders’ equity of $ 1.9 billion.

The Corporation provides a wide range of financial services for retail, commercial and institutional clients. As of December 31, 2017, the Corporation controlled two wholly-owned subsidiaries: FirstBank and FirstBank Insurance Agency, Inc. (“FirstBank Insurance Agency”). FirstBank is a Puerto Rico-chartered commercial bank, and FirstBank Insurance Agency is a Puerto Rico-chartered insurance agency.

FirstBank is subject to the supervision, examination and regulation of both the Office of the Commissioner of Financial Institutions of Puerto Rico (“OCIF”) and the FDIC.  Deposits are insured through the FDIC Deposit Insurance Fund. In addition, within FirstBank, the Bank’s USVI operations are subject to regulation and examination by the United States Virgin Islands Banking Board; its BVI operations are subject to regulation by the British Virgin Islands Financial Services Commission; and its operations in the state of Florida are subject to regulation and examination by the Florida Office of Financial Regulation and the FDIC.  The Consumer Financial Protection Bureau (“CFPB”) regulates FirstBank’s consumer financial products and services.  FirstBank Insurance Agency is subject to the supervision, examination and regulation of the Office of the Insurance Commissioner of the Commonwealth of Puerto Rico and operates three offices in Puerto Rico, and two offices in the USVI and the BVI.

As of December 31, 2017, FirstBank conducts its business through its main office located in San Juan, Puerto Rico, 45 banking branches in Puerto Rico, 11 banking branches in the USVI and the BVI, and 11 banking branches in the state of Florida (USA). As of December 31, 2017, FirstBank has 6 wholly owned subsidiaries with operations in Puerto Rico: First Federal Finance Corp. (d/b/a Money Express La Financiera), a finance company specializing in the origination of small loans with 28 offices in Puerto Rico; First Management of Puerto Rico, a domestic corporation, which holds tax-exempt assets; FirstBank Puerto Rico Securities, Corp., a broker-dealer subsidiary engaged in investment banking activities, such as advisory services, capital raising efforts on behalf of clients and assistance with financial transaction structuring. FirstBank Overseas Corporation, an international banking entity organized under the International Banking Entity Act of Puerto Rico; and two other companies that hold and operate certain other real estate owned (“OREO”) properties.

BUSINESS SEGMENTS

The Corporation has six reportable segments: Commercial and Corporate Banking; Consumer (Retail) Banking; Mortgage Banking; Treasury and Investments; United States Operations; and Virgin Islands Operations. These segments are described below as well as in Note 34, “Segment Information,” to the consolidated financial statements for the year ended December 31, 2017 included in Item 8 of this Form 10-K.

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

Treasury and Investments

The Treasury and Investments segment is responsible for the Corporation’s treasury and investment management functions. The treasury function, which includes funding and liquidity management, lends funds to the Commercial and Corporate Banking, Mortgage Banking, and the Consumer (Retail) Banking segments to finance their respective lending activities and borrows from those segments. Funds not gathered by the different business units are obtained by the Treasury function through wholesale channels, such as brokered deposits, advances from the Federal Home Loan Bank (“FHLB”), and repurchase agreements involving investment securities, among others.

United States Operations

The United States Operations segment consists of all banking activities conducted by FirstBank on the United States mainland. FirstBank provides a wide range of banking services to individual and corporate customers primarily in southern Florida through 11 banking branches. The United States Operations segment offers an array of both consumer and commercial banking products and services. Consumer banking products include checking, savings and money market accounts, retail CDs, internet banking services, residential mortgages, home equity loans, lines of credit, and automobile loans. Retail deposits, as well as FHLB advances and brokered CDs assigned to this operation, serve as funding sources for its lending activities. Deposits gathered through FirstBank’s branches in the United States also serve as one of the funding sources for lending and investment activities in Puerto Rico.

The commercial banking services include checking, savings and money market accounts, retail CDs, internet banking services, cash management services, remote data capture, and automated clearing house, or ACH, transactions.  Loan products include the traditional commercial and industrial and commercial real estate products, such as lines of credit, term loans and construction loans.

Virgin Islands Operations

The Virgin Islands Operations segment consists of all banking activities conducted by FirstBank in the USVI and the BVI, including retail and commercial banking services, with a total of 11 banking branches serving the islands in the USVI of St. Thomas, St. Croix, and St. John, and the island of Tortola in the BVI. The Virgin Islands Operations segment is driven by its consumer, commercial lending and deposit-taking activities.

Loans to consumers include auto, boat, lines of credit, and personal and residential mortgage loans.  Deposit products include interest-bearing and non-interest bearing checking and savings accounts, IRAs, and retail CDs.  Retail deposits gathered through each branch serve as the funding sources for its own lending activities.

Employees

As of February 1, 2018, the Corporation and its subsidiaries had 2,553 full-time equivalent employees. None of its employees is represented by a collective bargaining group. The Corporation considers its employee relations to be good.

SIGNIFICANT EVENTS SINCE THE BEGINNING OF 2017

Sale of the Puerto Rico Electric Power Authority (“PREPA”) Loan

During the first quarter of 2017, the Corporation received an unsolicited offer for, and sold, its outstanding participation in the PREPA line of credit with a book value of $64 million at the time of sale (principal balance of $75 million), thereby reducing its direct exposure to the Puerto Rico government.  A specific reserve of approximately $10.2 million had been allocated to this loan.  Gross proceeds from the sale of $53.2 million resulted in an incremental loss of $0.6 million recorded as a charge to the provision for loan and lease losses in 2017.

Sale of Puerto Rico Government available-for-sale debt securities

During the second quarter of 2017, the Corporation sold for an aggregate of $23.4 million three Puerto Rico Government available-for-sale debt securities, specifically bonds of the GDB and the Puerto Rico Public Buildings Authority, carried on its book at an amortized cost at the time of sale of $23.0 million (net of $34.4 million in cumulative other-than-temporary impairment (“OTTI”) charges). This transaction resulted in a $0.4 million recovery from previous OTTI charges reflected in the statement of income as part of “net gain on sale of investments.” Approximately $12.2 million of the cumulative OTTI charges on these securities was recorded in the first quarter of 2017.

The OTTI charges recorded on Puerto Rico government debt securities considered the latest available information about the Puerto Rico government’s financial condition, including but not limited to credit rating downgrades, revised estimates of recovery rates, and other relevant developments such as government actions, including debt exchange proposals, and the fiscal plan published by the Puerto Rico government in March 2017, as applicable. The Corporation applied a discounted cash flow analysis to its Puerto Rico government debt securities in order to calculate the cash flows expected to be collected and to determine if any portion of the decline in market value of these securities was considered a credit-related OTTI.

U.S Department of Treasury sale of the Corporation’s common stock

On May 10, 2017, the U.S. Department of the Treasury announced that it had sold all of its remaining 10,291,553 shares of the Corporation’s common stock. Since the U.S. Treasury did not recover the full amount of its original investment under the Troubled Asset Relief Program (“TARP”), the senior officers forfeited 2,370,571 of their outstanding shares of restricted stock, resulting in a reduction in the number of the Corporation’s outstanding shares of common stock. The U.S. Treasury continues to hold a warrant to purchase 1,285,899 shares of the Corporation’s common stock.

Natural disasters affecting First BanCorp.

Two strong hurricanes affected the Corporation’s service areas during 2017.  Early in September, Hurricane Irma, a Category 5 hurricane, affected the eastern Caribbean islands, including the U.S. Virgin Islands of St. Thomas and St. John and Tortola in the British Virgin Islands, and, to a lesser extent, the U.S. Virgin Island of St. Croix and Puerto Rico. After hitting the eastern Caribbean, Hurricane Irma made landfall along Florida’s southwest shoreline.  Two weeks after Hurricane Irma sideswiped Puerto Rico, Hurricane Maria made landfall in the south-east corner of Puerto Rico as a Category 4 hurricane and exited on the northern coast at a point between the cities of Arecibo and Barceloneta after battering other islands in the Caribbean, including St. Croix.  These hurricanes caused widespread property damage, flooding, power outages, and water and communication services interruptions, and have severely disrupted normal economic activity in all of these regions.

As of the end of the third quarter of 2017, the Corporation established a $66.5 million allowance for loan and lease losses directly related to the initial estimate, based on available information, of inherent losses resulting from the impact of the storms.  During the fourth quarter of 2017, loan officers performed reviews of the storms’ impact on large commercial borrowers, and the results of these reviews were factored into the determination of the allowance for loan and lease losses as of December 31, 2017. The Corporation recorded an incremental provision expense of $4.8 million during the fourth quarter of 2017, primarily related to higher than initial estimated losses associated with the effects of the hurricanes on its commercial and construction loan portfolios.  The storm-related allowance as of December 31, 2017 amounted to $68.5 million (net of a $2.8 million charge off taken on a storm-impacted credit during the fourth quarter of 2017). The Corporation’s approach to estimating the storms’ impact on credit quality is presented in Note 10, “Allowance for Loan and Lease Losses,” to the consolidated financial statements included in Item 8 of this Form 10-K.

Interruptions in regular collection efforts caused by Hurricanes Irma and Maria adversely affected the Corporation’s non-performing loan statistics.  Non-performing residential mortgage loans increased in the second half of 2017 by $23.0 million to $178.3 million as of December 31, 2017 and non-performing commercial and construction loans held for investment increased in the second half of 2017 by $59.4 million to $294.4 million as of December 31, 2017.

In working with borrowers in the Virgin Islands and Puerto Rico affected by Hurricanes Irma and Maria, the Corporation provided three-month deferred repayment arrangements to consumer borrowers (i.e., personal loans, auto loans, finance leases and credit cards) who were current in their payments or no more than two payments in arrears as of the date of the respective hurricane.  For residential mortgage loans, the Corporation entered during the third and fourth quarters of 2017 into deferred repayment arrangements on 9,588 residential mortgages totaling $1.3 billion as of December 31, 2017 that provided for a three-month payment deferral for those loans current or no more than two payment in arrears as of the date of the event.  For both consumer and residential mortgage loans subject to the deferral programs, each borrower is required to begin making their regularly scheduled loan payment at the end of the deferral period (January 2018) and the deferred amounts were moved to the end of the loan. The payment deferral programs were applied prospectively from the respective dates of the events and did not change the delinquency status of the loans as of such dates.  Accordingly, if all payments were current at the date of the event, the loan will not be reported as past due during the deferral period.  Furthermore, for loans subject to the deferral programs on which payments were past due prior to the event, the delinquency status of such loans was frozen to the status that existed at the date of the event until the end of the deferral period (January 2018).  For commercial and construction loans, the Corporation, on a case by case basis, entered into three-month deferral arrangements for the payment of principal. The Corporation entered into deferral programs related to 351 commercial and construction loans totaling $1.2 billion, with customers that were current in their payments at the date of the event.  As of December 31, 2017, residential mortgage and commercial and construction loans in early delinquency (i.e., 30-89 days past due as defined in regulatory report instructions) include $95.1 million and $3.2 million, respectively, of loans subject to the storm-related deferral programs established in Puerto Rico and the Virgin Islands.

Early delinquency figures for residential mortgage loans showed improvements after the end of the deferral period in January 2018 as a substantial amount of residential mortgage customers resumed making their scheduled payments.  Residential mortgage loans in early delinquency as of January 31, 2018 amounted to $65.6 million, a $50.3 million decrease, compared to the $115.9 million level as of December 31, 2017, while non-performing residential mortgage loans totaling $177.0 million as of January 31, 2018 remained relatively flat compared to $178.3 million as of December 31, 2017.

With respect to consumer loans, loans in early delinquency as of January 31, 2018 amounted to $65.5 million, a $45.7 million decrease, compared to $111.2 million as of December 31, 2017, while non-performing consumer loans totaling $20.4 million as of January 31, 2018, increased by $3.6 million, as compared to $16.8 million as of December 31, 2017.

For commercial and construction loans, loans in early delinquency as of January 31, 2018 amounted to $31.0 million, a $13.3 million increase compared to $17.6 million as of December 31, 2017, while non-performing commercial and construction loans totaling $292.7 million as of January 31, 2018, decreased $1.8 million, as compared to $294.4 million as of December 31, 2017.

The Corporation implemented its disaster response plan as these hurricanes approached its service areas.  To operate in disaster response mode, the Corporation incurred expenses for, among other things, buying diesel fuel and generators for electric power, debris removal, security matters, and emergency communications with customers regarding the status of Bank operations.  The disaster response plan costs, combined with payroll and rental costs during the idle time caused by the hurricanes, totaled $6.6 million as of December 31, 2017. Also, certain of the Corporation’s facilities and their contents were damaged by these hurricanes.  The Corporation has recognized asset impairments of approximately $0.6 million as of December 31, 2017.

The Corporation maintains insurance for casualty losses as well as for disaster response costs and certain revenue lost through business interruption. Management believes, based on its understanding of the insurance coverages, that recovery of $4.8 million of the $7.2 million above-mentioned costs and asset impairments identified as of December 31, 2017 is probable.  Accordingly, as of December 31, 2017, a receivable of $4.8 million was included in the audited consolidated statement of financial condition as part of “Other assets” for the expected recovery. Non-interest expenses for 2017 reflect approximately $2.5 million of insurance deductibles related to damages assessed on certain OREO properties and estimated storm-related costs not recoverable under insurance policies.

The Corporation experienced rapid accumulation of deposits after the hurricanes. Total deposits as of December 31, 2017, excluding brokered CDs, increased by $361.5 million from September 30, 2017. The most significant increase was in noninterest-bearing demand deposits, which grew 16%, or $247.5 million, during the fourth quarter of 2017. Storm-related factors, such as the effect of the payment deferral programs and disaster relief funds, contributed to this accumulation.  Although management expects the balances accumulated by deposit customers in the storm-affected areas to reduce over time, it is difficult to predict when and to what degree, and there may be some further growth as insurance claims are resolved and additional disaster-recovery funds are distributed. Funds from the deposit build-up were primarily deposited at the Federal Reserve Bank, pending better information on the volatility of these funds.

The Corporation continued normalizing its operations after the hurricanes and its operations have now substantially returned to pre-hurricane levels. As of the date of the filing of this report,  45 out of 48 FirstBank banking branches in Puerto Rico are providing services and connected to the electrical grid, 94% of our network  In addition, 82 of our ATMs are operational, 98% of our network, plus 82 of the ATMs that are offered through a third party alliance.  Certain of the Corporation’s facilities and their contents were damaged by these hurricanes and some of the reopened facilities require the replacements of equipment and furnishings.  The Corporation has recognized asset impairments of approximately $0.6 million as of December 31, 2017.

Secondary Offerings of the Corporation’s common stock

A secondary offering of the Corporation’s common stock by certain of the Corporation’s existing stockholders was completed on February 7, 2017. Funds affiliated with Thomas H. Lee Partners, L.P. (“THL”) and funds managed by Oaktree Capital Management, L.P. (“Oaktree”) sold 20 million shares (10 million shares each) of the Corporation’s common stock.  Subsequently, the underwriters exercised their option to purchase an additional 3 million shares of the Corporation’s common stock from the selling stockholders.  In addition, on August 3, 2017, THL and Oaktree participated in another secondary offering of the Corporation’s common stock in which they sold an aggregate of 20 million shares (10 million shares each) of common stock. The Corporation did not receive any proceeds from these offerings, and costs incurred in connection with these transactions amounted to $0.4 million in 2017. As of December 31, 2017, each of THL and Oaktree owned less than 5% of the Corporation’s common stock. As a result, the directors on the Corporation’s Board of Directors who represented THL and Oaktree resigned as directors in August 2017 and the Board appointed Mr. John A. Heffern as a director on October 26, 2017.

Repurchase of Trust Preferred Securities and Dividend Payments on Trust Preferred Securities and Preferred Stock

During the third quarter of 2017, the Corporation completed the repurchase of $7.3 million of trust-preferred securities of the FBP Statutory Trust I that were offered to the Corporation by an investment banking firm. The Corporation repurchased and cancelled the repurchased trust-preferred securities, resulting in a commensurate reduction in the related outstanding amount of the Floating Rate Junior Subordinated Debentures. The Corporation’s purchase price equated to 81% of the $7.3 million par value. The 19% discount, plus accrued interest, resulted in a gain of approximately $1.4 million, which is reflected in the consolidated statements of income as a “Gain on early extinguishment of debt.”

Written Agreement termination

On October 3, 2017, the New York FED terminated the formal written agreement (the “Written Agreement”)   entered into on June 3, 2010 by the Corporation and the New York FED. However, the Corporation has agreed with its regulators to continue to obtain approval before paying dividends, receiving dividends from the Bank, making payments on subordinated debt or trust preferred securities, incurring or guaranteeing debt or purchasing or redeeming any corporate stock.

Puerto Rico Government Fiscal Situation, Government Actions, and the Effect of Hurricanes Maria and Irma

A significant portion of our financial activities and credit exposure is concentrated in the Commonwealth of Puerto Rico, which has been in an economic recession since 2006, exacerbated by the effect of Hurricanes Irma and Maria in 2017.  Based on the most recent information available included in the new fiscal plan submitted by the Puerto Rico government (the “Revised Fiscal Plan”) for the review of the PROMESA oversight board, Puerto Rico’s real gross national product (“GNP”) has shrunk by more than 14% since 2006.  For fiscal year 2018, the Puerto Rico government projects a contraction in the Puerto Rico’s GNP of 11.0%, followed by projected growths of 8.4% and 3.5% for fiscal years 2019 and 2020, respectively, based on an assumption of Puerto Rico’s receipt of $49.1 billion of Federal Disaster Relief assistance and $21 billion from private insurance funds for recovery and rebuilding efforts after the hurricanes. Meanwhile, the GDB-Economic Activity Index (the “GDB-EAI”) in December 2017 was 104.9, a 14.0% reduction compared to December 2016, and a decrease of 13.3% compared to August 2017. The GDB-EAI is a coincident index of economic activity for Puerto Rico made up of four indicators (non-farm payroll employment, electric power generation, cement sales and gasoline consumption).  The Revised Fiscal Plan states that the hurricanes will create a spike in inflation of 2.1% in fiscal year 2018, with subsequent average increases of about 1.5% over the next six years, until fiscal year 2023.

The seasonally adjusted unemployment rate in Puerto Rico was 10.9% in December 2017, compared to 12.4% in December 2016.  However, the Puerto Rico labor force participation rate was 40.9% as of December 2017. The average of the labor force participation rate in Puerto Rico was 45.05% from 1990 until 2017, reaching an all-time high of 49.80% percent in February of 2007 and a record low of 38.6% in October of 2017. Based on information published by the Puerto Rico government, the labor force estimate was 1.1 million people for December 2017, a reduction of 1.6% when compared with December 2016.  The Revised Fiscal Plan reflects that a 20% cumulative decline in population is expected over the next six years.

Based on information published by the Puerto Rico Treasury, the net revenues of the Puerto Rico government’s General Fund in December 2017 totaled $697.6 million, which was $101.9 million less than in December 2016. The net revenues to the General Fund for the first half of fiscal year ending June 30, 2018 totaled $3,623.1 million, a decrease of $348.0 million, or 8.8%, compared with the previous fiscal year, and, $157.3 million, or 4.3%, below initial estimates for this period. The Revised Fiscal Plan reflects a projected decline in revenues of 19.8% in fiscal year 2018 before increasing 10.2% in fiscal year 2019 and 5.1% in fiscal year 2020.  As per the Revised Fiscal Plan, revenues are forecasted to become 3% higher than pre-hurricane levels by fiscal year 2023, in nominal terms.

Prices on most Commonwealth of Puerto Rico securities have decreased over the past months. General obligations with an eight percent coupon and maturing in 2035 traded in January at an average of 25 cents on the dollar, down from as much as 59 cents in September, before the hurricane.

Bankruptcy Filing

On May 3, 2017, the Puerto Rico government and the PROMESA oversight board filed for a form of bankruptcy in the U.S. District court in Puerto Rico under Title III of PROMESA. The Title III provision allows for a court debt restructuring process similar to U.S. bankruptcy protection. On July 2, 2017, the PROMESA oversight board filed for a similar Title III form of bankruptcy in the U.S. District court in Puerto Rico for PREPA. The mediation on Title III cases were postponed after the hurricanes.

GDB liquidation plan

On April 28, 2017, the PROMESA oversight board approved the fiscal plan of the GDB.  With its fiscal plan, the GDB prepares a gradual and orderly wind down of its operations over 10 years that seeks to mitigate the impact to its stakeholders and supports their ability to continue delivering essential services and promote economic growth. Separately from the fiscal plan, the PROMESA oversight board noted that Puerto Rico’s Fiscal Agency and Financial Advisory Authority (“FAFAA”) should provide a certification regarding the anticipated impact that reduced GDB distributions to depositors and other potential exposures might have on other government entities with fiscal plans and/or budgets.   With respect to the Puerto Rico Tourism Development Fund (“TDF”), the GDB stated in their fiscal plan that the resolution that created the TDF “specifically provides that the GDB shall not be liable for the payment of any of the TDF’s debts of “any nature,” unless expressly guaranteed by the GDB.

On July 14, 2017, the PROMESA oversight board authorized the GDB to pursue the restructuring of its debts under Title VI of PROMESA and conditionally certified the GDB’s Restructuring Support Agreement (“RSA”) under the relevant provisions of Title VI.  The PROMESA oversight board’s decision was in response to a request from FAFAA, dated June 30, 2017, in which the agency noted that the proposed restructuring, along with certain related settlements contemplated by the RSA, will result in an efficient wind down of GDB’s operations and a comprehensive financial restructuring of GDB’s obligations. The RSA provides for the organized and consensual restructuring of a substantial portion of the GDB’s liabilities, including the GDB public bonds, deposit claims by municipalities and certain non-public entities and claims under certain GDB-issued letters of credit and guarantees (“Participating Bond Claims”). In exchange for releasing the GDB from liability relating to these claims, the claim-holders will receive new bonds to be issued by a new entity.

Effect of Hurricanes Maria and Irma and measures taken by authorities

During the third quarter of 2017, Hurricanes Irma and Maria affected Puerto Rico causing significant damage to the infrastructure and property.  In the aftermath of Hurricane Maria, the National Oceanic and Atmospheric Administration (“NOAA”) stated that damages could total $90 billion. The emergency could cause Puerto Rico’s central government and some of its instrumentalities to face severe cash shortfalls from lower revenues, higher cost, and delayed or reduced cost-saving measures that had been required by the fiscal plans previously approved early in 2017.

The Puerto Rico government and the PROMESA oversight board requested federal assistance from the United States federal government. Such assistance is intended to provide Puerto Rico with the cash that it will need to operate its core government services and its disaster response effort in the near future. On December 18, 2017, the U.S. House of Representative introduced a bill to provide additional emergency assistance for the recent hurricanes, wildfires in California, and related agriculture losses. The bill totals $81 billion and targets funds to programs to continue relief and recovery efforts in all of the affected communities, including Texas, Florida, California, Louisiana, Puerto Rico and the USVI.

On February 9, 2018, the Puerto Rico Governor and the Resident Commissioner announced an allocation of $16 billion in federal funds for the island’s recovery after Hurricane Maria. This appropriation is part of budget legislation approved by the U.S. Congress and signed by the President of the United States on February 9, 2018. Approximately $11.0 billion of the $16.0 billion was allocated to the community development fund, known as the Community Development Block Grant, to repair homes, support local businesses and rebuild infrastructure while mitigating future risks. From this figure, $2.0 billion will be designated to restore and make improvements to the electrical system. In addition, $1.37 billion was approved for emergency assistance and $150 million under the Direct Loan Program to cover cost sharing with the Federal Emergency Management Agency (“FEMA”). In addition to the $16.0 billion, Puerto Rico is also eligible to participate in other programs that could increase aid to the island to more than $45 billion.

Due to protracted economic and revenue disruptions caused by Hurricane Maria, on October 11, 2017, Moody’s lowered the credit ratings on $13.3 billion of Puerto Rico’s general obligations from Caa3 to Ca. In addition, the bonds issued by the Puerto Rico Sales Tax Financing Corporation (“COFINA”) and PRASA were also downgraded from Ca to Caa3. In total, there were eight types of securities affected, which have a combined par value of $31 billion.

On February 12, 2018, FAFAA released the Revised Fiscal Plans for the Commonwealth, after considering the changes and clarifications required by the PROMESA oversight board to a previous draft. The Fiscal Plan includes substantial revisions that the Puerto Rico government has made to the previous fiscal plan, certified on March 13, 2017 (the “March fiscal plan”), to account for the effect of Hurricanes Maria and Irma and to account for a contemplated transformational transaction. The Revised Fiscal plan uses a six-year horizon, projects a six-year cumulative decline in population of 20%, and projects that by the fiscal year 2023 there will be a $3.4 billion surplus, before any debt service is paid, requiring a liquidity facility to provide public services in fiscal year 2018. The March 2017 fiscal plan covered a 10-year period and allocated around $787 million per year for debt service. The Revised Fiscal Plan also includes projected expenses for Title III proceedings, considers an injection of $49 billion in federal relief assistance, and a series of structural reforms in, among other things, the areas of ease of doing business, human capital, tax reform, and power sector reform, including a layout for the privatization of PREPA. The Revised Fiscal Plan also creates an annual reserve of $130 million and a $400 million investment for infrastructure maintenance and development. The PROMESA oversight board is expected to evaluate the plan in the coming weeks and, after public hearing, determine whether to certify it.

Exposure to the Puerto Rico Government

As of December 31, 2017, the Corporation had $214.5 million of direct exposure to the Puerto Rico government, its municipalities and public corporations, compared to $323.3 million as of December 31, 2016.  As of December 31, 2017, approximately $184.6 million of the exposure consisted of loans and obligations of municipalities in Puerto Rico that are supported by assigned property tax revenues and for which, in most cases, the good faith, credit and unlimited taxing power of the applicable municipality have been pledged to their repayment. These municipalities are required by law to levy special property taxes in such amounts as are required for the payment of all of their respective general obligation bonds and loans. The PROMESA oversight board has not designated any of Puerto Rico’s 78 municipalities as covered entities under PROMESA.  However, while the Revised Fiscal Plan did not contemplate a restructuring of the debt of Puerto Rico’s municipalities, the plan did call for the gradual elimination of budgetary subsidies provided to municipalities by the central government. Furthermore, municipalities are also likely to be affected by the negative economic and other effects resulting from expense, revenue or cash management measures taken to address the Puerto Rico Government’s budgetary and liquidity shortfalls, or measures included in fiscal plans of other government entities, such as the GDB Restructuring Support Agreement. The GDB Restructuring Support Agreement provides for the restructuring of a substantial portion of the GDB’s indebtedness, including deposits of municipalities, through the issuance of “Participating Bond Claims” in exchange for the release of the GDB from liability relating to the bonds, deposits, letters of credit and guarantees.   In addition to municipalities, the total direct exposure also includes a $6.8 million loan to a unit of the central government and a $15.1 million loan to an affiliate of a public corporation. The Corporation’s total direct exposure also includes obligations of the Puerto Rico Government, specifically bonds of the Puerto Rico Housing Finance Authority, at an amortized cost of $8.0 million as part of its available-for-sale investment securities portfolio recorded on its books at a fair value of $6.8 million as of December 31, 2017.

Furthermore, as of December 31, 2017, the Corporation had three commercial mortgage loans granted to the hotel industry in Puerto Rico that were previously guaranteed by the TDF (“TDF commercial mortgage loans”) with an outstanding principal balance of $120.2 million (book value of $70.8 million), compared to $127.7 million outstanding (book value of $111.8 million) as of December 31, 2016. Historically, the borrower and the operations of the underlying collateral of these loans have been the primary sources of repayment and the TDF, which is a subsidiary of the GDB, provided a secondary guarantee for payment performance.  As part of agreements executed in the second quarter of 2017 and first quarter of 2018, the TDF paid $7.6 million and $4.0 million, respectively, to honor a portion of its guarantee on these loans.   As provided in the agreements, the cash payments received by the Corporation released the TDF from its liability as a guarantor of these loans. As a result, the income-producing real estate properties are now the only collateral of such loans, thus, any decline in collateral valuations may require additional impairments on these loans.  All the three TDF commercial mortgage loans have been classified as non-performing and impaired since the first quarter of 2016, and interest payments have been applied against principal since then. Approximately $4.7 million of interest payments received on loans guaranteed by the TDF since late March 2016 have been applied against principal. During 2017, the Corporation recorded charge-offs totaling $30.8 million on these facilities for the portion of the recorded investment in excess of the fair value of the collateral and the guarantee, considering the aforementioned agreements reached with the TDF.  In addition, GDB agreed to issue to the Bank a fixed income financial instrument pursuant to the GDB’s Restructuring Support Agreement approved by the PROMESA oversight board. As of December 31, 2017, the non-performing TDF commercial mortgage loans and related facilities are being carried (net of reserves and accumulated charge-offs) at 52% of the unpaid principal balance.

In addition, the Corporation had $116.5 million in exposure to residential mortgage loans that are guaranteed by the Puerto Rico Housing Finance Authority (the “PRHFA”). Residential mortgage loans guaranteed by the PRHFA are secured by the underlying properties and the guarantees serve to cover shortfalls in collateral in the event of a borrower default. The Puerto Rico government guarantees up to $75 million of the principal under the mortgage loan insurance program. According to the most recently released audited financial statements of the Puerto Rico Housing Financing Authority, as of June 30, 2015, the PRHFA’s mortgage loan insurance program covered loans in an aggregate of approximately $552 million. The regulations adopted by the PRHFA require the establishment of adequate reserves to guarantee the solvency of the mortgage loan insurance fund. As of June 30, 2015, the most recent date as to which information is available, the PRHFA had a restricted net position for such purposes of approximately $77.4 million.

As of December 31, 2017, the Corporation had $490.3 million of public sector deposits in Puerto Rico, compared to $408.8 million as of December 31, 2016.  As of December 31, 2017, approximately 29% of the public sector deposits in Puerto Rico are from municipalities and municipal agencies and 71% are from public corporations and the central government and agencies.

WEBSITE ACCESS TO REPORT

The Corporation makes available annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports and proxy statements on Schedule 14A, filed or furnished pursuant to section 13(a), 14(a) or 15(d) of the Exchange Act, free of charge on or through its internet website at www.1firstbank.com (under “Investor Relations”), as soon as reasonably practicable after the Corporation electronically files such material with, or furnishes it to, the SEC.

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

MARKET AREA AND COMPETITION

Puerto Rico, where the banking market is highly competitive, is the main geographic service area of the Corporation. As of December 31, 2017, the Corporation also had a presence in the state of Florida and in the USVI and the BVI. Puerto Rico banks are subject to the same federal laws, regulations and supervision that apply to similar institutions in the United States mainland.

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

SUPERVISION AND REGULATION

References herein to applicable statutes or regulations are brief summaries of portions thereof which do not purport to be complete and which are qualified in their entirety by reference to those statutes and regulations. Most of the regulations required under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) now have been adopted. Although there is a possibility of additional Dodd-Frank Act-related regulations in the future, the pace of new regulations under the Dodd-Frank Act may abate.  In addition, future legislation may increase the regulation and oversight of the Corporation and FirstBank, although it is also possible that future legislation could reduce the regulatory compliance obligations of FirstBank and the Corporation. Any change in applicable laws or regulations, however, may have a material adverse effect on the business of commercial banks and bank holding companies, including FirstBank and the Corporation.

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

The CFPB, which was created by the Dodd-Frank Act, has broad rulemaking, supervisory and enforcement authority over consumer financial products and services, including deposit products, residential mortgages, home-equity loans and credit cards, and contains provisions on mortgage-related matters such as steering incentives and determinations as to a borrower’s ability to repay the principal amount and prepayment penalties.

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

Regulatory Capital and Liquidity Coverage Developments.  The federal banking agencies adopted new rules for U.S. banks that revise important aspects of the minimum regulatory capital requirements, the components of regulatory capital, and the risk-based capital treatment of bank assets and off-balance sheet exposures.  The final rules, which currently apply to the Corporation and FirstBank, generally are intended to align U.S. regulatory capital requirements with international regulatory capital standards adopted by the Basel Committee on Banking Supervision (“Basel Committee”), in particular the most recent international capital accord adopted in 2010 (and revised in 2011) known as “Basel III.”  The current rules increase the quantity and quality of capital required by, among other things, establishing a minimum common equity capital requirement and an additional common equity Tier 1 capital conservation buffer. In addition, the current rules revise and harmonize the bank regulators’ rules for calculating risk-weighted assets to enhance risk sensitivity and address weaknesses that have been identified, by applying a variation of the Basel III “standardized approach” for the risk-weighting of bank assets and off-balance sheet exposures to all U.S. banking organizations other than large internationally active banks.

Consistent with Basel III and the Collins Amendment, the current rules also establish a more conservative standard for including an instrument such as trust-preferred securities as Tier 1 capital for bank holding companies with total consolidated assets of $15 billion or more as of December 31, 2009.  Bank holding companies such as the Corporation were required to fully phase out these instruments from Tier I capital by January 1, 2016, although qualifying trust preferred securities may be included as Tier 2 capital until the instruments are redeemed or mature. As of December 31, 2017, the Corporation had $202.4 million in trust preferred securities that are subject to a full phase-out from Tier 1 capital under the final regulatory capital rules discussed above.  During the third quarter of 2017, the Corporation completed the repurchase of $7.3 million of trust preferred securities of the FBP Statutory Trust I that were offered to the Corporation by an investment banking firm. This transaction is described in more detail in “Significant Events Since the Beginning of 2017” above.

The current capital rules became effective for the Corporation and our subsidiary bank on a multi-year transitional basis starting on January 1, 2015, and, in general, will be fully effective as of January 1, 2019, although certain elements of the new rules have recently been deferred by the federal banking agencies.  The new general minimum regulatory capital requirements and the “standardized approach” for risk weighting of a banking organization’s assets, however, currently fully apply to us.  The rules have increased our regulatory capital requirements and require us to hold more capital against certain of our assets and off-balance sheet exposures.  The Corporation’s estimated pro-forma common equity Tier 1 ratio, Tier 1 capital ratio, total capital ratio, and the leverage ratio under the Basel III rules, giving effect as of December 31, 2017 to all the provisions that will be phased-in, were 18.09%, 18.49%, 21.99%, and 14.01%, respectively.  These ratios would exceed the fully phased-in minimum capital ratios under Basel III.

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

Prudential Regulation Developments. U.S. banking organizations, including the Corporation and FirstBank, operate under the federal banking agencies’ rules and general supervisory guidance for stress testing practices applicable to banking organizations with more than $10 billion in total consolidated assets.  These regulatory actions require bank holding companies with total consolidated assets of between $10 billion and $50 billion, consistent with the Dodd-Frank Act, to comply with annual company-run stress testing requirements, outline broad principles for a satisfactory stress testing framework, including principles related to governance, controls and use of results, and describe various stress testing approaches and how stress testing should be used at various levels within an organization.

Under these requirements, the Corporation is subject to two stress testing rules that implement provisions of the Dodd-Frank Act, one issued by the Federal Reserve Board that applies to the Corporation on a consolidated basis and one issued by the FDIC that applies to the Bank.  These Dodd-Frank Act stress tests are designed to require banking organizations to assess the potential impact of different economic scenarios on their earnings, losses, and capital over a set time period, with consideration given to certain relevant factors, including the organization's condition, risks, exposures, strategies, and activities.  The Dodd-Frank Act stress tests require banking organizations with total consolidated assets of more than $10 billion but less than $50 billion, including the Corporation and the Bank, to conduct annual company-run stress tests using certain scenarios that the Federal Reserve Board publishes by February 15 of each year, report the results to their primary federal regulator and the Federal Reserve Board by July 31 of the same year, and publicly disclose a summary of the results by October 31 of that year.

The Federal Reserve Board and the other federal banking agencies have published final supervisory guidance describing their supervisory expectations for the Dodd-Frank Act stress tests to be conducted by financial institutions, including the Corporation and the Bank. The final guidance provides flexibility to accommodate different risk profiles, sizes, business lines, market areas, and complexity approaches for banking institutions in the $10 billion to $50 billion asset range, and provides examples of practices that would be consistent with supervisory expectations. This guidance is fully applicable to the Corporation and the Bank. The final guidance also confirms that banking organizations with assets between $10 billion and $50 billion are not subject to the more extensive capital planning and stress-testing requirements that apply to bank holding companies with assets of at least $50 billion, including the Federal Reserve capital plan rule, the annual Comprehensive Capital Analysis and Review, the Dodd-Frank Act supervisory stress tests, and related data collections.  On October 31, 2017, the Corporation released the results of its “company-run” stress test required by the Dodd-Frank Act (“DFAST”) for the Corporation and the Bank. The Corporation and the Bank are required to disclose on an annual basis the results of the severely adverse scenario of the DFAST annual capital stress test. Results indicate that, even in the severely adverse scenario presented under the test, the Corporation’s capital ratios exceed both the regulatory minimum required ratios mandated under Basel III and the well-capitalized thresholds throughout the nine-quarter planning horizon.

The Federal Reserve’s rules that govern the supervision and regulation of large U.S. bank holding companies and foreign banking organizations, as required by the Dodd-Frank Act, generally apply only to institutions with total consolidated assets of $50 billion or more, which would not affect the Corporation.   The Federal Reserve’s rules, however, require publicly-traded U.S. bank holding companies with total consolidated assets of $10 billion or more, such as the Corporation, to establish enterprise-wide risk committees.  These requirements complement the stress testing and resolution planning requirements for large bank holding companies that the Federal Reserve previously finalized.  The current rules require the Corporation’s risk management framework to be commensurate with the Corporation’s structure, risk profile, complexity, activities and size, and must include policies and procedures establishing risk-management governance, risk-management policies, and risk control infrastructure for the Corporation’s global operations and processes and systems for implementing and monitoring compliance with such policies and procedures. In addition, one independent director must chair the risk committee, with the banking organization determining the appropriate proportion of independent directors on the committee, based on its size, scope, and complexity, provided that it meets the minimum requirement of one independent director.  Also, at least one director with risk-management experience must be appointed to the risk committee. The Corporation is in compliance with these requirements.

Consumer Financial Protection Bureau.  CFPB regulations issued over the past few years implement the Dodd-Frank Act amendments to the Equal Credit Opportunity Act, the Truth in Lending Act (“TILA”), and the Real Estate Settlement Procedures Act (“RESPA”).  In general, among other changes, these regulations collectively: (i) require lenders to make a reasonable good faith determination of a prospective residential mortgage borrower’s ability to repay based on specific underwriting criteria and set standards for mortgage lenders to determine whether a consumer has the ability to repay the mortgage, (ii) require stricter underwriting of “qualified mortgages,” discussed below, that presumptively satisfy the ability to pay requirement (thereby providing the lender a safe harbor from non-compliance claims), (iii) specify new limitations on loan originator compensation and establish criteria for the qualifications of, and registration or licensing of loan originators, (iv) further restrict certain high-cost mortgage loans by expanding the coverage of the Home Ownership and Equity Protections Act of 1994, (v) expand mandated loan escrow accounts for certain loans, (vi) revise existing appraisal requirements under the Equal Credit Opportunity Act and require provision of a free copy of all appraisals to applicants for first lien loans, (vii) establish new appraisal standards for most “higher-risk mortgages” under TILA, (viii) combine in a single, new form required loan disclosures under TILA and RESPA, (ix) define a “qualified mortgage” for purposes of the Dodd Frank Act, and (x) afford safe harbor legal protections for lenders making qualified loans that are not “higher priced.”

The CFPB also has issued final regulations setting forth new mortgage servicing rules that now apply to the Bank.

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

In October 2016, the CFPB adopted further changes to these mortgage servicing rules.  The new changes generally clarify and amend provisions regarding force-placed insurance notices, policies and procedures, early intervention, loss mitigation requirements and periodic statement requirements under the CFPB mortgage servicing rules.  The amendments also address proper compliance regarding certain servicing requirements when a consumer is a potential or confirmed successor in interest, is in bankruptcy, or sends a cease communication request under the Fair Debt Collection Practices Act. These amendments became generally effective in October 2017, although provisions relating to bankruptcy periodic statements and successors-in-interest will become effective in April 2018.  These new mortgage servicing standards are expected to add to our costs of conducting a mortgage servicing business.

The Dodd-Frank Act direct the Bureau to publish rules and forms that combine certain disclosures that consumers receive in connection with applying for and closing on a mortgage loan under the TILA and the RESPA. Consistent with this requirement, the Bureau has amended Regulation X (Real Estate Settlement Procedures Act) and Regulation Z (Truth in Lending) to establish new disclosure requirements and forms in Regulation Z for most closed-end consumer credit transactions secured by real property. In addition to combining the existing disclosure requirements and implementing new requirements imposed by the Dodd-Frank Act, the rule provides extensive guidance regarding compliance with those requirements.

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

Community Reinvestment Act and Home Mortgage Disclosure Act Regulations. The Community Reinvestment Act (“CRA”) encourages banks to help meet the credit needs of the local communities in which the banks offer their services, including low- and moderate-income individuals, consistent with the safe and sound operation of the bank.

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

The federal bank regulatory agencies have amended their respective CRA regulations primarily to conform to changes made by the CFPB to Regulation C, which implements the Home Mortgage Disclosure Act (“HMDA”).

Since 1995, the Federal Reserve Board, the FDIC, and the Office of the Comptroller of the Currency have conformed certain definitions in their respective CRA regulations to the scope of loans reported under Regulation C and believe that continuing to do so produces a less burdensome CRA performance evaluation process. In particular, the agencies have amended their CRA regulations to revise the definitions of "home mortgage loan" and "consumer loan," as well as the public file content requirements. These revisions maintain consistency between the CRA regulations and amendments to Regulation C, which generally became effective on January 1, 2018.

In addition, the final rule contains technical corrections and removes obsolete references to the Neighborhood Stabilization Program.

The amendments to the CRA regulations also became effective on January 1, 2018.

Future Legislation and Regulation.  While the federal agencies have adopted regulations that implement many requirements of the Dodd-Frank Act, important regulatory actions (e.g., the adoption of rules regarding the compensation of financial institutions executives) that could have an impact on the Corporation and the Bank remain to be taken.  Additional consumer protection laws may be enacted, and the FDIC, Federal Reserve and CFPB have adopted and may adopt in the future new regulations that have addressed or may address, among other things, banks’ credit card, overdraft, collection, privacy and mortgage lending practices.  Additional consumer protection regulatory activity is possible in the near future.  On the other hand, legislation has been introduced in Congress to reduce some of the Dodd-Frank Act’s regulatory burdens, including certain provisions relating to enhanced prudential supervision.  These changes, if enacted into law, would primarily affect banking organizations of less than $50 billion in assets, including the Corporation and the Bank.

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

Bank Holding Company Activities and Other Limitations

The Corporation is registered and subject to regulation under the Bank Holding Company Act of 1956, as amended (the “Bank Holding Company Act” or “BHC Act”).  Under the provisions of the Bank Holding Company Act, a bank holding company must obtain Federal Reserve Board approval before it acquires direct or indirect ownership or control of more than 5% of the voting shares of another bank, or merges or consolidates with another bank holding company. The Federal Reserve Board also has authority under certain circumstances to issue cease and desist orders, and assess substantial civil money penalties, against bank holding companies and their non-bank subsidiaries. In addition, the Corporation is subject to ongoing regulation, supervision, and examination by the Federal Reserve Board, and is required to file with the Federal Reserve Board periodic and annual reports and other information concerning its own business operations and those of its subsidiaries.

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

A financial holding company that ceases to meet certain standards is subject to a variety of restrictions, depending on the circumstances, including precluding the undertaking of new activities or the acquisition of shares or control of other companies. Until compliance is restored, the Federal Reserve Board has broad discretion to impose appropriate limitations on the financial holding company’s activities.  If compliance is not restored within 180 days, the Federal Reserve Board may ultimately require the financial holding company to divest its depository institutions or, in the alternative, to discontinue or divest any activities that are permitted only to non-financial holding company bank holding companies. The Corporation and FirstBank must be well-capitalized and well-managed for regulatory purposes, and FirstBank must earn “satisfactory” or better ratings on its periodic CRA examinations to preserve the financial holding company status. The Corporation currently is restricted in its ability to engage in new activities or the acquisition of shares or control of other companies without the prior written approval of the Board of Governors of the Federal Reserve System.

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

   In addition, any capital loans by a bank holding company to any of its subsidiary banks must be subordinated in right of payment to deposits and to certain other indebtedness of such subsidiary bank. As of December 31, 2017, and the date hereof, FirstBank was and is the only depository institution subsidiary of the Corporation.  The Dodd-Frank Act directs the Federal Reserve Board to adopt regulations adopting the statutory source-of-strength requirements, but implementing regulations have not yet been proposed.

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

The Corporation applied for, and the U.S. Treasury approved, a capital purchase in the amount of $400,000,000. The Corporation entered into a Letter Agreement, dated as of January 16, 2009, including the Securities Purchase Agreement Standard Terms (collectively the “Letter Agreement”) with the U.S. Treasury, pursuant to which the Corporation issued and sold to the Treasury for an aggregate purchase price of $400,000,000 in cash (i) 400,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series F (the “Series F Preferred Stock”), and (ii) a warrant to purchase 389,483 shares of the Corporation’s common stock at an exercise price of

$154.05 per share, subject to certain anti-dilution and other adjustments (the “warrant”). The TARP transaction closed on January 16, 2009. On July 20, 2010, we exchanged the Series F Preferred Stock, plus accrued dividends on the Series F Preferred Stock, for 424,174 shares of a new series of preferred stock, fixed rate Cumulative Mandatorily Convertible Preferred Stock, Series G (the “Series G Preferred Stock”), and amended the warrant. On October 7, 2011, we exercised our right to convert the Series G Preferred Stock into 32,941,797 shares of common stock. As a result of the issuance of $525 million of common stock in October 2011, the warrant was adjusted to provide for the issuance of approximately 1,285,899 shares of common stock at an exercise price of $3.29 per share.  On August 16, 2013, a secondary offering of the Corporation’s common stock was completed by certain of the Corporation’s existing stockholders, which included the sale by the U.S. Treasury of 13 million shares in such secondary offering. In the fourth quarter of 2014, the U.S. Treasury sold an additional 4.4 million shares in accordance with its first pre-defined written trading plan. On May 10, 2017, the U.S. Treasury announced the sale of its remaining 10.3 million shares of First BanCorp.’s common stock.  As of December 31, 2017, the U.S. Treasury continues to hold a warrant to purchase 1,285,899 shares of the Corporation’s outstanding common stock.

As a result of the U.S. Treasury’s sale of all of the Corporation’s shares of common stock held by it, the Corporation is no longer subject to the compensation-related restrictions under TARP, which substantially limited the Corporation’s ability to award short-term and long-term incentives to the Corporation’s executives, and the transferability restrictions on the shares of restricted stock held by the senior officers subject to the restrictions lapsed. However, since the U.S. Treasury did not recover the full amount of its original investment under TARP, 2,370,571 outstanding shares of restricted stock held by senior officers were forfeited, resulting in a reduction in the number of common shares outstanding.  If the U.S. Treasury exercises all or part of its warrant to purchase the Corporation’s common stock, the compensation-related restrictions of TARP would not be reimposed on the Corporation for the period of time that such common stock was held by the U.S. Treasury.

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

State Chartered Non-Member Bank and Banking Laws and Regulations in General

FirstBank is subject to regulation and examination by the OCIF, the CFPB and the FDIC, and is subject to comprehensive federal and state (Commonwealth) regulations dealing with a wide variety of subjects. The federal and state laws and regulations that are applicable to banks regulate, among other things, the scope of their businesses, their investments, their reserves against deposits, the timing and availability of deposited funds, and the nature and amount of and collateral for certain loans. In addition to the impact of regulations, commercial banks are affected significantly by the actions of the Federal Reserve Board as it attempts to control the money supply and credit availability in order to influence the economy.  Among the instruments used by the Federal Reserve Board to implement these objectives are open market operations in U.S. government securities, adjustments of the discount rate, and changes in reserve requirements against bank deposits.  These instruments are used in varying combinations to influence overall economic growth and the distribution of credit, bank loans, investments and deposits.  Their use also affects interest rates charged on loans or paid on deposits.  The monetary policies and regulations of the Federal Reserve Board have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future.  The effects of such policies upon our future business, earnings and growth cannot be predicted.

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

In October 2017, the Federal Reserve Bank of New York terminated the formal written agreement (the “Written Agreement”) entered into on June 3, 2010 between the Corporation and the Federal Reserve. However, the Corporation has agreed with its regulators to continue to obtain approval before paying dividends, receiving dividends from the Bank, making payments on subordinated debt or trust preferred securities, incurring or guaranteeing debt or purchasing or redeeming any corporate stock.

Dividend Restrictions

The Federal Reserve Board’s “Applying Supervisory Guidance and Regulations on the Payment of Dividends, Stock Redemptions, and Stock Repurchases at Bank Holding Companies” (the “Supervisory Letter”) discusses the ability of bank holding companies to declare dividends and to repurchase equity securities.  The Supervisory Letter is generally consistent with prior Federal Reserve supervisory policies and guidance, although it places greater emphasis on discussions with the regulators prior to dividend declarations and redemption or repurchase decisions even when not explicitly required by the regulations.  The Federal Reserve Board provides that the principles discussed in the letter are applicable to all bank holding companies.

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

In prior years, the principal source of funds for the Corporation’s parent holding company was dividends declared and paid by its subsidiary, FirstBank. Pursuant to its agreement with the Federal Reserve, the Corporation cannot directly or indirectly take dividends or any other form of payment representing a reduction in capital from the Bank without the prior approval of the Federal Reserve. The ability of FirstBank to declare and pay dividends on its capital stock is regulated by the Puerto Rico Banking Law, the Federal Deposit Insurance Act (the “FDIA”), and FDIC regulations. In general terms, the Puerto Rico Banking Law provides that when the expenditures of a bank are greater than receipts, the excess of expenditures over receipts shall be charged against undistributed profits of the bank and the balance, if any, shall be charged against the required reserve fund of the bank. If the reserve fund is not sufficient to cover such balance in whole or in part, the outstanding amount must be charged against the bank’s capital account. The Puerto Rico Banking Law provides that, until said capital has been restored to its original amount and the reserve fund to 20% of the original capital, the bank may not declare any dividends. In general terms, the FDIA and the FDIC regulations restrict the payment of dividends when a bank is undercapitalized, when a bank has failed to pay insurance assessments, or when there are safety and soundness concerns regarding such bank.

We suspended dividend payments on our common stock and preferred dividends commencing with the preferred dividend payments for the month of August 2009. We must obtain the regulators’ approval before we declare, set apart or pay any dividends on any of our common stock or preferred stock.  Since the fourth quarter of 2016, following receipt of the requisite regulatory approval, the Corporation has paid monthly cash dividends on its outstanding shares of Series A through E Noncumulative Perpetual Monthly Income Preferred Stock. The Corporation has to date received approval to pay the monthly dividends on the Corporation’s Series A through E Preferred Stock through March 2018, although there is no assurance that such approvals for future periods will be forthcoming. Further, although there is no assurance that any dividends will be declared on the Corporation’s Series A through E Preferred Stock in any future periods, the Corporation intends to continue to request the Federal Reserve’s approval to enable it to continue to pay the monthly dividends on its Series A through E Preferred Stock.  So long as any shares of preferred stock remain outstanding, we cannot declare, set apart or pay any dividends on shares of our common stock unless any accrued and unpaid dividends on our preferred stock for the twelve monthly dividend periods ending on the immediately preceding dividend payment date have been paid or are paid contemporaneously and the full monthly dividend on our preferred stock for the then current month has been or is contemporaneously declared and paid or declared and set apart for payment.

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

The Basel III rules introduced new minimum capital ratios and capital conservation buffer requirements, change the composition of regulatory capital, require a number of new adjustments to and deductions from regulatory capital, and introduced a new “Standardized Approach” for the calculation of risk-weighted assets that replaced the risk-weighting requirements under prior U.S. regulatory capital rules.  The new minimum regulatory capital requirements and the Standardized Approach for the calculation of risk-weighted assets became effective for the Corporation on January 1, 2015. The capital conservation buffer requirements, and the regulatory capital adjustments and deductions under the Basel III rules are being phased-in over several years generally ending on December 31, 2018.

The Basel III rules introduced a new and separate ratio of Common Equity Tier 1 capital (“CET1”) to risk-weighted assets. CET1, a narrower subcomponent of total Tier 1 capital, generally consists of common stock and related surplus, retained earnings, accumulated other comprehensive income (“AOCI”), and qualifying minority interests. Certain banking organizations, however, including the Corporation and FirstBank, were allowed to make a one-time permanent election in early 2015 to continue to exclude AOCI items. The Corporation and FirstBank elected to permanently exclude capital in AOCI in order to avoid significant variations in the level of capital depending upon the impact of interest rate fluctuations on the fair value of the securities portfolio.  In addition, the Basel III rules require the Corporation to maintain an additional CET1 capital conservation buffer of 2.5%. The capital conservation buffer must be maintained to avoid limitations on both (i) capital distributions (e.g. repurchases of capital instruments or dividend or interest payments on capital instruments) and (ii) discretionary bonus payments to executive officers and heads of major business lines. Under the fully phased-in rules, the Corporation will be required to maintain: (i) a minimum CET1 to risk-weighted assets ratio of at least 4.5%, plus the 2.5% “capital conservation buffer,” resulting in a required minimum CET1 ratio of at least 7%, (ii) a minimum ratio of total Tier 1 capital to risk-weighted assets of at least 6.0%, plus the 2.5% capital conservation buffer, resulting in a required minimum Tier 1 capital ratio of 8.5%, (iii) a minimum ratio of total Tier 1 plus Tier 2 capital to risk-weighted assets of at least 8.0%, plus the 2.5% capital conservation buffer, resulting in a required minimum total capital ratio of 10.5%, and (iv) a required minimum leverage ratio of 4%, calculated as the ratio of Tier 1 capital to average on-balance sheet (non-risk adjusted) assets. The phase-in of the capital conservation buffer began on January 1, 2016 with a first year requirement of 0.625% of additional CET1, which will be progressively increased over a four-year period, increasing by that same percentage amount on each subsequent January 1 until it reaches the fully phased-in 2.5% CET1 requirement.

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

The Basel III rules also require that certain non-qualifying capital instruments, including cumulative preferred stock and trust preferred securities (“TRuPs”), be excluded from Tier 1 capital. In general, banking organizations such as the Corporation began to phase out TRuPs from Tier 1 capital on January 1, 2015. The outstanding balance owed on the Corporation’s TRuPs were fully phased out from Tier 1 capital as of January 1, 2016. However, the Corporation’s TRuPs may continue to be included in Tier 2 capital until the instruments are redeemed or mature.

On November 21, 2017, the Federal Reserve Board, FDIC, and the Office of the Comptroller of the Currency finalized an extension of the phase-in of certain Basel III capital rules for banks not using the Basel advanced approaches. The extension, which is effective January 1, 2018, pauses the full transition to the Basel III treatment of mortgage servicing assets, certain deferred tax assets, investments in the capital of unconsolidated financial institutions and minority interests, pending the banking agencies’ broader efforts, announced in September 2017, to simply the regulatory capital rules that apply to banking organizations other than “advanced approaches” banking organizations. Because the advanced approaches rules apply only to banking organizations with more than $250 billion in total consolidated assets or at least $10 billion in total on-balance sheet foreign exposure, the extension relief applies broadly to community, midsize, and regional banks, including the Corporation and FirstBank.

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

Set forth below are the Corporation's and FirstBank's capital ratios as of December 31, 2017 based on Federal Reserve and FDIC guidelines:

		Banking Subsidiary
	First BanCorp.	FirstBank	General Well-Capitalized Minimum

As of December 31, 2017
Total capital (Total capital to
risk-weighted assets)	22.53%	22.06%	10.00%
Common Equity Tier 1 Capital (Common Equity
Tier 1 capital to risk-weighted assets)	18.96%	17.70%	6.50%
Tier 1 capital ratio (Tier 1 capital
to risk-weighted assets)	18.97%	20.79%	8.00%
Leverage ratio (1)	14.03%	15.39%	5.00%
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

The FDIC assessment rules currently define the assessment base for deposit insurance as required by the Dodd-Frank Act, specify assessment rates, implement the Dodd-Frank Act’s Deposit Insurance Fund dividend provisions, and revise the risk-based assessment system for all large insured depository institutions (institutions with at least $10 billion in total assets), such as FirstBank. In March 2016, the FDIC adopted a rule, which became effective on July 1, 2016, to increase the Deposit Insurance Fund to the statutorily required minimum level of 1.35 percent. Among other things, the rule imposes on banks with at least $10 billion in assets (which would include the Bank) a surcharge of 4.5 cents per $100 of their assessment base, after making certain adjustments. The FDIC has stated that it expects the reserve ratio will reach 1.35 percent before the end of 2018.  If the reserve ratio does not reach 1.35 percent by the end of 2018, however, the FDIC intends to impose a shortfall assessment on March 31, 2019, on insured depository institutions with total consolidated assets of $10 billion or more.

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

Activities and Investments

The activities as “principal” of FDIC-insured, state-chartered banks such as FirstBank are generally limited to those that are permissible for national banks. Similarly, under regulations dealing with equity investments, an insured state-chartered bank generally may not directly or indirectly acquire or retain any equity investments of a type, or in an amount, that is not permissible for a national bank.

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

Ownership and Control

Because of FirstBank’s status as an FDIC-insured bank, as defined in the Bank Holding Company Act, the Corporation, as the owner of FirstBank’s common stock, is subject to certain restrictions and disclosure obligations under various federal laws, including the Bank Holding Company Act and the Change in Bank Control Act (the “CBCA”). Regulations adopted pursuant to the Bank Holding Company Act and the CBCA generally require prior Federal Reserve Board approval or non-objection for an acquisition of control of an insured institution (as defined in the Act) or holding company thereof by any person (or persons acting in concert). Control is deemed to exist if, among other things, a person (or group of persons acting in concert) acquires 25% or more of any class of voting stock of an insured institution or holding company thereof. Under the CBCA, control is presumed to exist subject to rebuttal if a person (or group of persons acting in concert) acquires 10% or more of any class of voting stock and either (i) the corporation has registered securities under Section 12 of the Exchange Act, or (ii) no person (or group of persons acting in concert) will own, control or hold the power to vote a greater percentage of that class of voting securities immediately after the transaction. The concept of acting in concert is very broad and also is subject to certain rebuttable presumptions, including among others, that relatives, business partners, management officials, affiliates and others are presumed to be acting in concert with each other and their businesses. The regulations of the FDIC implementing the CBCA are generally similar to those described above.

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

Under the 2011 PR Code, First BanCorp, is subject to a maximum statutory tax rate of 39%. The 2011 PR Code also includes an alternative minimum tax of 30% that applies if the Corporation’s regular income tax liability is less than the alternative minimum tax requirements.

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

On May 28 and September 30, 2015, the Puerto Rico legislature approved Act 72-2015 and Act 159-2015, respectively, which enacted amendments to the 2011 PR Code. The amendments related to the income tax provision include changes to the alternative minimum tax computation, and changes to the use limitation on NOLs and capital losses for 2015 and future taxable years. The change in the tax law affected the Corporation’s income tax computation by limiting the NOL deduction to 80% of taxable income, compared to a 90% limitation in years prior to 2015.

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

On January 24, 2018, the Government of Puerto Rico announced that it is developing a Puerto Rico Tax Reform to increase the competitiveness of the Island. The proposed plan would reduce the maximum corporate tax rate to 29% from the current 39% and would reduce business to business services sales tax to 2% from the current 4% However, such plan is subject to approval from the PROMESA oversight board and subsequent legislative action.

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

On December 22, 2017, the United States President signed H.R.1 approved by Congress (“the US Tax Reform”) including an overhaul of individual, business and international taxes, which affected our branch operations in the U.S. and the USVI. The bill includes measures reducing corporate taxes from 35% to 21%, a repeal of the corporate alternative minimum tax regime, changes to business deductions and NOLs, a 15.5% tax on mandatory repatriation of liquid assets, a 10% tax on base erosion payments and a minimum 10.5% tax on inclusion of global intangible low-tax income by U.S. shareholders, among other significant changes. The change in the tax law will also affect the Corporation’s U.S. and USVI income tax computation for 2018 by changing the limitations for FDIC premium and entertainment deductions and reducing the U.S. and USVI’s effective tax rate.

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

Mortgage Banking Operations

In addition to FDIC and CFPB regulation, FirstBank is subject to the rules and regulations of the FHA, VA, FNMA, FHLMC, GNMA, and HUD with respect to originating, processing, selling and servicing mortgage loans and the issuance and sale of mortgage-backed securities. Those rules and regulations, among other things, prohibit discrimination and establish underwriting guidelines that include provisions for inspections and appraisals, require credit reports on prospective borrowers and fix maximum loan amounts, and, with respect to VA loans, fix maximum interest rates. Moreover, lenders such as FirstBank are required annually to submit audited financial statements to the FHA, VA, FNMA, FHLMC, GNMA and HUD and each regulatory entity has its own financial requirements. FirstBank’s affairs are also subject to supervision and examination by the FHA, VA, FNMA, FHLMC, GNMA and HUD at all times to assure compliance with applicable regulations, policies and procedures. Mortgage origination activities are subject to, among other requirements, the Equal Credit Opportunity Act, Federal Truth-in-Lending Act, and the Real Estate Settlement Procedures Act and the regulations promulgated thereunder that, among other things, prohibit discrimination and require the disclosure of certain basic information to mortgagors concerning credit terms and settlement costs. FirstBank is licensed by the Commissioner under the Puerto Rico Mortgage Banking Law, and, as such, is subject to regulation by the Commissioner, with respect to, among other things, licensing requirements and the establishment of maximum origination fees on certain types of mortgage loan products.

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

Item 1A. Risk Factors

RISKS RELATING TO THE CORPORATION’S BUSINESS

Uncertainty surrounding the future economic conditions that will emerge in the hurricane-impacted areas makes it difficult for management to estimate the ultimate effect of the hurricanes on credit quality, inherent loss, revenues, and asset values.

During the third quarter of 2017, two hurricanes (Maria and Irma) struck the Corporation’s service areas and caused significant damage to the infrastructure and property and severely disrupted normal economic activity in all of these regions. There is pervasive uncertainty surrounding the future economic conditions that will emerge in the hurricane-impacted areas. As a result, management is confronted with a significant and unfamiliar degree of uncertainty in estimating the impact of the recent hurricanes on credit quality, inherent loss, revenues, and asset values. In addition, there is uncertainty regarding the adequacy and timeliness of insurance recoveries, continued personal employment, the ability of businesses, including hotels, to reopen and the availability of goods and services to operate homes and businesses. Moreover, there is a significant level of uncertainty regarding the level of economic activity that will return to Puerto Rico and the Virgin Islands region over time. Some of these uncertainties include how and when rebuilding will occur, including the rebuilding of the public infrastructure, such as Puerto Rico’s power grid, how and when government, private or philanthropic funds will be invested in the affected communities, how many dislocated individuals will return to the island in both the short and long term, and what other demographic changes will take place.

During 2017, a separate qualitative element of the allowance for loan losses was determined to represent the estimate of inherent losses associated with the impact of the hurricane-related events on the Corporation’s loan portfolios. This qualitative element of the allowance was determined based on the estimated effect that the hurricanes could have on current employment levels (e.g., an unemployment rate that significantly increases from current levels in Puerto Rico based on statistics observed in the aftermath of similar natural disasters in the U.S. mainland like Hurricane Katrina), economic activity in the Corporation’s geographic regions, and the time it could take for the affected regions to return to a more normalized operating environment. For large commercial and construction loan relationships, loan officers performed individual reviews of the hurricane effect on these borrowers’ sources of repayment. However, the full extent of the adverse effect on our markets and current customers from the prolonged rebuilding efforts necessary in these areas is unknown at this time.  Estimates of the hurricanes’ effect on loan losses could change over time as additional information becomes available, and any related revisions in the allowance calculation will be reflected in the provision for loan losses as they occur. Such revisions to these estimates could be material.  As such, if these estimates prove to be incorrect, it may adversely impact our financial condition and results of operations.

      In addition, the Corporation provided three-month deferred repayment arrangements to consumer borrowers and holders of residential mortgage loans who were affected by the hurricanes and were current in their payments or no more than 2 payments in arrears as of the date of the hurricanes.  In addition, on a case by case basis, the Corporation provided three-month deferred repayment arrangements to the holders of certain commercial and constructions loans.  Although early delinquency figures show improvements after the end of the deferral period in January 2018, it is currently uncertain whether all of the borrowers that have been provided with these arrangements will be able to make payments or continue to make payments on their loans given the continuing adverse economic situation in Puerto Rico.  The failure of these borrowers to make such payments may adversely affect our loan portfolio and our loan servicing portfolio delinquency levels.

     Lastly, the Corporation maintains force-placed insurance policies that were put into place when a borrower’s insurance policy on a property was cancelled, lapsed or was deemed insufficient and the borrower did not secure a replacement policy. A borrower may make a claim against the Corporation under such force-placed insurance policy and the failure of the Corporation to resolve such a claim to the borrower’s satisfaction may result in a dispute between the borrower and the Corporation, which if not adequately resolved, could have an adverse effect on the Corporation.

Our high level of non-performing loans may adversely affect our future results from operations.

We continue to have a high level of non-performing loans as of December 31, 2017, even though they decreased by $70.3 million to $497.8 million as of December 31, 2017, or 12%, from $568.2 million as of December 31, 2016.  Our non-performing loans represent approximately 6% of our $8.9 billion loan portfolio as of December 31, 2017. In addition, we have a high level of total non-performing assets, even though they decreased by $83.9  million to $650.6  million as of December 31, 2017, or 11%, from $734.5 million as of December 31, 2016. The decrease in total non-performing assets was related, among other things, to the sale of the PREPA credit line with a book value of $64 million at the time of sale, and the sale of non-performing bonds of the GDB and the Puerto Rico Public Buildings Authority with an amortized cost of $23.0 million. Despite the overall decrease in non-performing assets levels for the entire year, the Corporation experienced an increase in the second half of the year, as compared to pre-hurricane levels. If we are unable to effectively maintain the quality of our loan portfolio, our financial condition and results of operations may be materially and adversely affected.

Certain funding sources may not be available to us and our funding sources may prove insufficient and/or costly to replace.

 FirstBank relies primarily on customer deposits, the issuance of brokered CDs, and advances from the FHLB of New York to maintain its lending activities and to replace certain maturing liabilities. As of December 31, 2017, we had $1.2 billion in brokered CDs outstanding, representing approximately 13% of our total deposits, and a reduction of $289.2 million from the year ended December 31, 2016. Approximately $656.9 million in brokered CDs mature over the next twelve months, and the average term to maturity of the retail brokered CDs outstanding as of December 31, 2017 was approximately 1.3 years. None of these CDs are callable at the Corporation’s option.

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

As a holding company, dividends from FirstBank have provided a substantial portion of our cash flow used to service the interest payments on our trust-preferred securities and other obligations. As stated above, we agreed to request approval from our regulators before receiving any cash dividends from FirstBank. In addition, FirstBank is limited by law in its ability to make dividend payments and other distributions to us based on its earnings and capital position.  Our inability to receive approval from our regulators to receive dividends from FirstBank, or FirstBank’s failure to generate sufficient cash flow to make dividend payments to us, may adversely affect our ability to meet all projected cash needs in the ordinary course of business and may have a detrimental impact on our financial condition.

The Banking Law of the Commonwealth of Puerto Rico requires that a minimum of 10% of FirstBank’s net income for the year be transferred to a legal surplus until such surplus equals the total of paid-in-capital on common and preferred stock. Amounts transferred to the legal surplus account from the retained earnings account are not available for distribution to the stockholders without the prior consent of the Puerto Rico Commissioner of Financial Institutions. The Puerto Rico Banking Law provides that, when the expenditures of a Puerto Rico commercial bank are greater than receipts, the excess of the expenditures over receipts shall be charged against the undistributed profits of the bank, and the balance, if any, shall be charged against the legal surplus reserve, as a reduction thereof. If there is no legal surplus reserve sufficient to cover such balance in whole or in part, the outstanding amount shall be charged against the capital account and the Bank cannot pay dividends until it can replenish the reserve fund to an amount of at least 20% of the original capital contributed. During 2017 and 2016, $7.3 million and $9.6 million, respectively, were transferred to the legal surplus reserve. FirstBank’s legal surplus reserve amounted to $59.7 million and $52.4 million as of December 31, 2017 and 2016, respectively.

If we do not obtain our Regulators’ approval to pay interest, principal or other sums on subordinated debentures or trust-preferred securities, a default may occur.

Following the termination of the Written Agreement, the Corporation agreed with the Federal Reserve to continue to obtain the approval of the Federal Reserve before paying dividends, receiving dividends from FirstBank, making any distributions of interest, principal or other sums on subordinated debentures or trust-preferred securities, incurring or guaranteeing debt or purchasing or redeeming any corporate stock. Although the Corporation has received regulatory approvals that has enabled it to pay scheduled quarterly interest payments on the trust-preferred securities since the second quarter of 2016, it may not receive such approvals in the future. It is the intent of the Corporation to request approvals in future periods to continue regularly scheduled quarterly interest payments on the Corporation’s outstanding subordinated debentures associated with its trust-preferred securities.

Under the subordinated debentures’ indentures, we have the right, from time to time, and without causing an event of default, to defer payments of interest on the subordinated debentures by extending the interest payment period at any time and from time to time during the term of the subordinated debentures for up to twenty consecutive quarterly periods. We may need to elect extension periods for future quarterly interest payments if the Federal Reserve advises us that it will not approve such future quarterly interest payments or if we do not receive the approval from our regulators before receiving any cash dividends from FirstBank given that, as mentioned above, dividends from FirstBank have provided a substantial portion of our cash flow used to service the interest payments on our outstanding subordinated debentures. Our inability to receive approval from the Federal Reserve to make distributions of interest, principal or other sums on our trust-preferred securities and subordinated debentures or to receive a cash dividend from FirstBank could result in a default under those obligations if we need to defer such payments for longer than twenty consecutive quarterly periods.

Credit quality may result in additional losses.

The quality of our loans has continued to be under pressure as a result of continued recessionary conditions in the markets we serve that have led to, among other things, high unemployment levels, low absorption rates for new residential construction projects and further declines in property values. Our business depends on the creditworthiness of our customers and counterparties and the value of the assets securing our loans or underlying our investments. When the credit quality of the customer base materially decreases or the risk profile of a market, industry or group of customers changes materially, our business, financial condition, allowance levels, asset impairments, liquidity, capital and results of operations are adversely affected.

We have a commercial and construction loan portfolio held for investment in the amount of $3.8 billion as of December 31, 2017. Due to their nature, these loans entail a higher credit risk than consumer and residential mortgage loans, since they are larger in size, concentrate more risk in a single borrower and are generally more sensitive to economic downturns. Furthermore, given the slowdown in the real estate market, the properties securing these loans may be difficult to dispose of if they are foreclosed. As of December 31, 2017, we had $294.4 million in non-performing commercial and construction loans held for investment. During 2017, the Corporation established a $68.5 million storm-related allowance for loan losses related to the estimate of inherent losses resulting from the effect of Hurricane Irma and Maria, including a $28.9 million storm-related allowance for commercial and construction loans. We may incur additional losses over the near term, either because of continued deterioration of the quality of the loans or because of sales of troubled loans, which would likely accelerate the recognition of losses. Any such losses would adversely impact our overall financial performance and results of operations.

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

Any such increases in our provision for loan and lease losses or any loan losses in excess of our provision for loan and lease losses would have an adverse effect on our future financial condition and results of operations. Given the difficulties facing some of our largest borrowers, these borrowers may fail to continue to repay their loans on a timely basis or we may not be able to assess accurately any risk of loss from the loans to these borrowers. See our risk factor “Uncertainty surrounding the future economic conditions that will emerge in the hurricane-impacted areas makes it difficult for management to estimate the ultimate effect of the hurricanes on credit quality, inherent loss, revenues and asset values” above for additional information about uncertainties surrounding the ultimate effect of the hurricanes on the affected regions.

Changes in collateral values of properties located in stagnant or distressed economies may require increased reserves.

 Further deterioration of the value of real estate collateral securing our construction, commercial and residential mortgage loan portfolios would result in increased credit losses.  As of December 31, 2017, approximately 1%, 18% and 37% of our loan portfolio consisted of construction, commercial mortgage and residential real estate loans, respectively.

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

 Construction and commercial loans, mostly secured by commercial and residential real estate properties, entail a higher credit risk than consumer and residential mortgage loans since they are larger in size, may have less collateral coverage, concentrate more risk in a single borrower and are generally more sensitive to economic downturns. As of December 31, 2017, commercial mortgage and construction real estate loans amounted to $1.7 billion or 20% of the total loan portfolio.

     We measure the impairment of a loan based on the fair value of the collateral, if collateral dependent, which is generally obtained from appraisals. Updated appraisals are obtained when we determine that loans are impaired and are updated annually thereafter. In addition, appraisals are also obtained for certain residential mortgage loans on a spot basis based on specific characteristics such as delinquency levels, age of the appraisal and loan-to-value ratios. The appraised value of the collateral may decrease or we may not be able to recover collateral at its appraised value. A significant decline in collateral valuations for collateral dependent loans may require increases in our specific provision for loan losses and an increase in the general valuation allowance. Any such increase would have an adverse effect on our future financial condition and results of operations.   During the year ended December 31, 2017, net charge-offs on construction, commercial mortgage and residential mortgage loan portfolios totaled $2.9 million, $38.8 million and $25.7 million, respectively.

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

If all or a significant portion of the unrealized losses in our investment securities portfolio on our consolidated statement of financial condition is determined to be other-than-temporarily impaired, we would recognize a material charge to our earnings and our capital ratios would be adversely affected.

     For the years ended December 31, 2015, 2016 and 2017, we recognized a total of $16.5 million, $6.7 million and $12.2 million, respectively, in other-than-temporary impairments. These impairments were primarily related to three Puerto Rico government debt securities which were sold during 2017. To the extent that any portion of the unrealized losses in our investment securities portfolio of $43.8 million as of December 31, 2017 is determined to be other-than-temporary and, in the case of debt securities, the loss is related to credit factors, we would recognize a charge to earnings in the quarter during which such determination is made and capital ratios could be adversely affected. Even if we do not determine that the unrealized losses associated with this portfolio require an impairment charge, increases in unrealized losses on available-for-sale securities adversely affect our tangible common equity ratio, which may adversely affect credit rating agency and investor sentiment towards us. Any negative perception also may adversely affect our ability to access the capital or credit markets or might increase our cost of capital. Valuation and other-than-temporary impairment determinations will continue to be affected by external market factors including default rates, severity rates and macro-economic factors.

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

•         the accuracy of information in the loan documents and loan files; and

•         the characteristics and enforceability of the loan

    A loan that does not comply with these representations and warranties may take longer to sell, may impact our ability to obtain third-party financing for the loan, and may not be saleable or may be saleable only at a significant discount. If such a loan is sold before we detect non-compliance, we may be obligated to repurchase the loan and bear any associated loss directly, or we may be obligated to indemnify the purchaser against any loss, either of which could reduce our cash available for operations and liquidity. Management believes that it has established controls to ensure that loans are originated in accordance with the secondary market’s requirements, but mistakes may be made, or certain employees may deliberately violate our lending policies.

We are subject to certain regulatory restrictions that may adversely affect our operations.

   We are subject to supervision and regulation by the Federal Reserve Board. We are a bank holding company and a financial holding company under the Bank Holding Company Act of 1956, as amended.

Financial holding companies are permitted to engage in a broader range of “financial” activities than those permitted to bank holding companies that are not financial holding companies.  A financial holding company that ceases to meet certain standards is subject to a variety of restrictions, depending on the circumstances, including precluding the undertaking of new activities or the acquisition of shares or control of other companies. The Corporation currently is restricted in its ability to engage in new financial activities or the acquisition of shares or control of other companies without the prior written approval of the Board of Governors of the Federal Reserve System.

    On October 3, 2017, the Federal Reserve terminated the Written Agreement entered to on June 3, 2010 between the Corporation and the Federal Reserve.

    Although the Written Agreement is now terminated, the Corporation has agreed with its regulators to continue to obtain approval before paying dividends, receiving dividends from the Bank, making payments on subordinated debt or trust preferred securities, incurring or guaranteeing debt or purchasing or redeeming any corporate stock. If we fail to comply with the requirements from our regulators, we may become subject to regulatory enforcement action and other adverse regulatory actions that might have a material and adverse effect on our operations.

Our controls and procedures may fail or be circumvented, our risk management policies and procedures may be inadequate and operational risks could adversely affect our consolidated results of operations.

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

Failure to maintain effective internal control over financial reporting or disclosure controls and procedures could adversely affect our ability to report our financial condition and results of operations accurately and on a timely basis.

In connection with our fiscal 2017 assessment of internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002, we identified a material weakness in our internal control over financial reporting relating to the estimation procedures for the allowance for loan losses for commercial loans.  For a discussion of our internal control over financial reporting and a description of the identified material weakness in our internal controls over financial reporting, see the “Management’s Report on Internal Control over Financial Reporting” set forth in  Item 8 of this Form 10-K.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. As of December 31, 2017, a control deficiency existed with respect to management’s review and approval of the appropriateness of certain assumptions used to estimate the allowance for loan losses for commercial loans.  Specifically, management’s estimate did not incorporate the actual historical loss rate for loans classified substandard in the commercial loan portfolio, that instead was determined based on a blended loss rate using aggregate historical charge-offs and portfolio balance data for loans rated as special mention, substandard, and doubtful. Although this control deficiency did not result in an adjustment to the annual financial statements as of December 31, 2017, if we are unable to remediate the identified control deficiency, our ability to record, process and report financial information accurately, and to prepare financial statements within the time periods specified by the rules and forms of the Securities and Exchange Commission, could be adversely affected. The occurrence of or failure to remediate the material weakness may adversely affect our reputation and business and the market price of our common stock and any other securities we may issue.

Cyber-attacks, system risks and data protection breaches could present significant reputational, legal and regulatory costs.

The Corporation is under continuous threat of cyber-attacks especially as we continue to expand customer services via the internet and other remote service channels. Three of the most significant cyber-attack risks that we face are e-fraud, denial-of-service and computer intrusion that might result in loss of sensitive customer data. Loss from e-fraud occurs when cybercriminals breach and extract funds from customer bank accounts. Denial-of-service disrupts services available to our customers through our on-line banking system. Computer intrusion attempts might result in the breach of sensitive customer data, such as account numbers and social security numbers, and any cyber-attacks could present significant reputational, legal and/or regulatory costs to the Corporation if successful. Our risk and exposure to these matters remains heightened because of the evolving nature and complexity of the threats from organized cybercriminals and hackers, and our plans to continue to provide electronic banking services to our customers.

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

Third parties perform key aspects of our business operations such as data processing, information security, recording and monitoring transactions, online banking interfaces and services, internet connections and network access. While we believe that we have selected these third-party vendors carefully, we do not control their actions. Any problems caused by these third parties, including those resulting from disruptions in communication services provided by a vendor, failure of a vendor to handle current or higher volumes, failure of a vendor to provide services for any reason, the provision by a vendor of poor performance of services, or failure of a vendor to notify us of a reportable event, could adversely affect our ability to deliver products and services to our customers and otherwise conduct our business. Financial or operational difficulties of a third-party vendor could also hurt our operations if those difficulties interfere with the vendor’s ability to serve us. Replacing these third-party vendors could also create significant delay and expense. Accordingly, use of such third parties creates an inherent risk to our business operations.

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

Our compensation practices are subject to oversight by the Federal Reserve Board and the FDIC. As discussed above, the Corporation currently is subject to the 2010 interagency guidance governing the incentive compensation activities of regulated banks and bank holding companies.  Our failure to satisfy these restrictions and guidelines could expose us to adverse regulatory criticism, lowered supervisory ratings, and restrictions on our operations and acquisition activities.  In addition, the federal banking agencies have proposed new regulations under the Dodd-Frank Act that place restrictions on the incentive compensation practices of banking organizations with $1 billion or more in assets.

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

The Dodd-Frank Act requires the FDIC to increase the DIF’s reserves against future losses, which will require institutions with assets greater than $10 billion, such as FirstBank, to bear an increased responsibility for funding the prescribed reserve to support the DIF. Among other things, the Dodd-Frank Act requires the FDIC to bolster the DIF by increasing the required reserve ratio for the industry to 1.35 percent (the ratio of reserves to insured deposits) by September 30, 2020.

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

In March 2016, the FDIC adopted a final rule imposing a quarterly deposit insurance assessment surcharge on banks with at least $10 billion in assets of 4.5 cents per $100 of their assessment base, after making certain adjustments once the Deposit Insurance Fund Reserve Ratio reaches or exceeds 1.15 percent. For purposes of this surcharge, the first $10 billion of assets are subtracted from the regular insurance assessment base to determine the surcharge base. The assessment surcharge became effective on July 1, 2016 and applies to FirstBank. In addition, under the Final Rule, if the Deposit Insurance Fund Reserve Ratio does not reach 1.35 percent by December 31, 2018, a shortfall assessment may be assessed on large banks in the first quarter of 2019 and collected by the FDIC on June 30, 2019. The FDIC also adopted a final rule raising its industry target ratio of reserves to insured deposits to 2 percent, 65 basis points above the statutory minimum, but the FDIC does not project that goal to be met for several years.

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

Our relationships with many of our customers are predicated upon our reputation as a fiduciary and a service provider that adheres to the highest standards of ethics, service quality and regulatory compliance. Adverse publicity, regulatory actions, litigation, operational failures, the failure to meet customer expectations and other issues with respect to one or more of our businesses could materially and adversely affect our reputation, or our ability to attract and retain customers or obtain sources of funding for the same or other businesses. Preserving and enhancing our reputation also depends on maintaining systems and procedures that address known risks and regulatory requirements, as well as our ability to identify and mitigate additional risks that arise due to changes in our businesses, the market places in which we operate, the regulatory environment and customer expectations. If we fail to promptly address matters that bear on our reputation, our reputation may be materially adversely affected and our business may suffer.

Changes in accounting standards issued by the Financial Accounting Standards Board may adversely affect our financial statements.

Our financial statements are subject to the application of U.S. Generally Accepted Accounting Principles (“GAAP”), which are periodically revised and expanded. Accordingly, from time to time, we are required to adopt new or revised accounting standards issued by the Financial Accounting Standards Board (“FASB”). The FASB has issued several financial accounting and reporting standards that will govern key aspects of the Corporation’s financial statements or interpretations thereof when those standards become effective, including those areas where the Corporation is required to make assumptions or estimates. For example, the FASB’s new accounting standard on credit losses, which will become effective for the Corporation on January 1, 2020, will require earlier recognition of credit losses on financial assets. The new accounting model requires that lifetime “expected credit losses” of financial assets not recorded at fair value through net income, such as loans and held-to-maturity securities, be recorded at inception of the financial asset, replacing the multiple existing impairment models under GAAP which generally require that a loss be “incurred” before it is recognized. For additional information on this and other accounting standards, see Note 1, “Nature of Business and Summary of Significant Accounting Policies” to the consolidated financial statements included in Item 8 of this Form 10-K.

Changes to financial accounting or reporting standards or interpretations, whether promulgated or required by the FASB or other regulators, could present operational challenges and could require the Corporation to change certain of the assumptions or estimates it previously used in preparing its financial statements, which could negatively impact how it records and reports its financial condition and results of operations generally and/or with respect to particular businesses. For additional information on the key areas for which assumption and estimates are used in preparing the Corporation’s financial statements, see Note 1, “Nature of Business and Summary of Significant Accounting Policies” of the consolidated financial statements included in Item 8 of this Form 10-K.

Any impairment of our goodwill or amortizable intangible assets may adversely affect our operating results.

If our goodwill or amortizable intangible assets become impaired, we may be required to record a significant charge to earnings. Under GAAP, we review our amortizable intangible assets for impairment when events or changes in circumstances indicate that the carrying value may not be recoverable.

Goodwill is tested for impairment at least annually. Factors that may be considered a change in circumstances, indicating that the carrying value of the goodwill or amortizable intangible assets may not be recoverable, include reduced future cash flow estimates and slower growth rates in the industry.

The goodwill impairment evaluation process requires us to make estimates and assumptions with regards to the fair value of our reporting units. Actual values may differ significantly from these estimates. Such differences could result in future impairment of goodwill that would, in turn, negatively impact our results of operations and the reporting unit where the goodwill is recorded. We conducted our most recent evaluation of goodwill during the fourth quarter of 2017.

If we are required to record a charge to earnings in our consolidated financial statements because an impairment of the goodwill or amortizable intangible assets is determined, our results of operations could be adversely affected.

Recognition of deferred tax assets is dependent upon the generation of future taxable income by the Bank.

As of December 31, 2017, the Corporation had a deferred tax asset of $294.8 million (net of a valuation allowance of $191.2 million), including $173.2 million associated with FirstBank’s Net Operating Losses (“NOLs”). Under Puerto Rico law, the Corporation and its subsidiaries, including FirstBank, are treated as separate taxable entities and are not entitled to file consolidated tax returns.  Accordingly, in order to obtain a tax benefit from NOLs, a particular subsidiary must be able to demonstrate sufficient taxable income.  Nonetheless, the 2011 PR Code allows entities organized as limited liability companies to perform an election to become a non-taxable “pass-through” entity and utilize losses to offset income from other “pass-through” entities, subject to certain limitations, with the remaining net income passing-through to its partner entities. To obtain the full benefit of the applicable deferred tax asset attributable to NOLs, FirstBank and its pass-through entities must have sufficient taxable income within the applicable carry forward period (7 years for taxable years beginning before January 1, 2005, 12 years for taxable years beginning after December 31, 2004 and before January 1, 2013, and 10 years for taxable years beginning after December 31, 2012). The Bank incurred all of its NOLs on or after 2009. Accounting for income taxes requires that companies assess whether a valuation allowance should be recorded against their deferred tax asset based on an assessment of the amount of the deferred tax asset that is more likely than not to be realized.

The Corporation has a partial valuation allowance over its deferred tax assets in the amount of $191.2 million as of December 31, 2017.  Due to significant estimates utilized in determining the valuation allowance and the potential for changes in facts and circumstances, it is reasonably possible that, in the future, the Corporation will not be able to reverse the valuation allowance or that the Corporation will need to increase its current deferred tax asset valuation allowance.

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

Changes in the Tax Law in multiple jurisdictions can materially affect our operations, tax obligations and effective tax rate.

First BanCorp. is subject to Puerto Rico income tax on its income from all sources.  As a Puerto Rico corporation, it is treated as a foreign corporation for U.S. and USVI income tax purposes and is generally subject to U.S. and USVI income tax only on its income from sources within the U.S. and USVI or income effectively connected with the conduct of a trade or business in those regions. The USVI jurisdiction imposes income taxes based on the U.S. Internal Revenue Code under the “mirror system” established by the Naval Service Appropriations Act of 1922. However, the USVI jurisdiction also imposes an additional 10% surtax on the USVI tax liability, if any.

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

On December 22, 2017, the United States president signed H.R.1, approved by Congress, including an overhaul of individual, business and international taxes, which impacts corporations doing business in the U.S. and the USVI. The US Tax Reform requires new computations to be performed that were not previously required in U.S. tax law and judgment is required in the interpretation of the provisions of the US Tax Reform.  Some international provisions of the US Tax Reform, such as the GILTI tax, could also result in the relocation of U.S. Controlled Foreign Corporations (“CFC”) doing business in Puerto Rico which could have a significant impact on the economy of Puerto Rico and consequently on the operations of the Corporation. Also, the US Tax Reform could trigger changes in tax law or increase taxes in the USVI jurisdiction in order to offset the effects of the reduction in income tax rate in the USVI.

On January 24, 2018 the Government of Puerto Rico announced that it is developing a Puerto Rico Tax Reform, which would reduce corporate tax rates, to increase competitiveness of the Island after the enactment of the US Tax Reform. However, such plan is subject to approval from the PROMESA oversight board and subsequent legislative action.

Changes in Puerto Rico, U.S. or other jurisdiction’s applicable tax laws or tax authorities’ new interpretations, could result in increases in our overall taxes and the Corporation’s financial condition or results of operations may be adversely impacted.

Our ability to use our net operating loss (NOL) carryforwards may be limited.

The Corporation has Puerto Rico, U.S. and USVI sourced NOL’s carryforwards. Section 382 of the U.S. Internal Revenue Code (“Section 382”) and Section 1034.04(u) of the Puerto Rico Internal revenue Code (“Section 1034.04(u)”), which is significantly similar to Section 382, limit the ability to utilize U.S., USVI and Puerto Rico NOLs, respectively, at such jurisdictions following an event of an ownership change.  Generally, an ownership change occurs when certain shareholders increase their aggregate ownership by more than 50 percentage points over their lowest ownership percentage over a three-year testing period. However, Puerto Rico Section 1034.04(u) has a particular exemption (“the Capital Raise Exemption”), which allows a change in control to be exempt from Section 1034.04(u) if the purpose of the issuance is to raise capital for the operations of the entity, and immediately after the issuance, and for no less than five years, the entity’s shares are marketed in one or more recognized stock exchanges. Upon the occurrence of a Section 382 or Section 1034.04(u) ownership change, the use of NOLs attributable to the period prior to the ownership change is subject to limitations and only a portion of the U.S., USVI and Puerto Rico NOLs, as applicable, may be used by the Corporation to offset the annual U.S., USVI and Puerto Rico taxable income, if any. During 2017, the Corporation completed a formal ownership change analysis within the meaning of Section 382 covering a comprehensive period, and concluded that an ownership change, for U.S. and USVI purposes only, occurred during the period evaluated. The Section 382 limitation resulted in higher U.S. liabilities than we would have incurred in the absence of such limitation.

Furthermore, it is possible that the utilization of our Puerto Rico, U.S. and USVI NOLs could be further limited due to future changes in our stock ownership, as a result of either sales of our outstanding shares or issuances of new shares that could separately or cumulatively trigger an ownership change and, consequently, a Section 1034.04(u) or Section 382 limitation. Any Section 1034.04(u) limitation for Puerto Rico could result in material adjustments to our deferred tax assets, earnings and cash flows.  Any further Section 382 limitations may result in greater U.S. and USVI tax liabilities than we would incur in the absence of such a limitation and any increased liabilities could adversely affect our earnings and cash flow. We may be able to mitigate the adverse effects associated with a Section 382 limitation in the U.S. and USVI to the extent that we could credit any resulting additional U.S. and USVI tax liability against our tax liability in Puerto Rico.  However, our ability to credit U.S. and USVI taxes against Puerto Rico taxes is subject to limitations and will depend on our tax profile and other factors at each annual taxable period.

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

 The actual rates of delinquencies, foreclosures and losses on loans have been higher during the economic slowdown. Rising unemployment, volatile interest rates and declines in housing prices have had a negative effect on the ability of borrowers to repay their mortgage loans. Any sustained period of increased delinquencies, foreclosures or losses could continue to adversely affect our ability to sell loans, the prices we receive for loans, the values of mortgage loans held for sale or residual interests in securitizations, which could continue to adversely affect our financial condition and results of operations. In addition, any additional material decline in real estate values would further weaken the collateral loan-to-value ratios and increase the possibility of loss if a borrower defaults. In such event, we will be subject to the risk of loss on such real estate arising from borrower defaults to the extent not covered by third-party credit enhancement.

The Corporation’s credit quality and the value of our portfolio of Puerto Rico government securities has been and in the future may be adversely affected by Puerto Rico’s economic condition, and may be affected by actions taken by the Puerto Rico government or the PROMESA oversight board to address the ongoing fiscal and economic challenges in Puerto Rico.

A significant portion of our financial activities and credit exposure is concentrated in the Commonwealth of Puerto Rico, which has been in an economic recession since 2006, exacerbated by the effect of Hurricanes Irma and Maria in 2017.  Based on the most recent information available included in the Revised Fiscal Plan submitted by the Puerto Rico government for the review of the PROMESA oversight board, Puerto Rico’s GNP has shrunk by more than 14% since 2006.  For fiscal year 2018, the Puerto Rico government projects a contraction in the Puerto Rico’s GNP of 11.0%, followed by projected growths of 8.4% and 3.5% for fiscal years 2019 and 2020, respectively, based on an assumption of Puerto Rico’s receipt of $49.1 billion of Federal Disaster Relief assistance and $21 billion from private insurance funds.  Meanwhile, the GDB-EAI in December 2017 was 104.9, a 14.0% reduction compared to December 2016, and a decrease of 13.3% compared to August 2017. The GDB-EAI is a coincident index of economic activity for Puerto Rico made up of four indicators (non-farm payroll employment, electric power generation, cement sales and gasoline consumption).  The Revised Fiscal Plan states that the hurricanes will create a spike in inflation of 2.1% in fiscal year 2018, with subsequent average increases of about 1.5% over the next six years, until fiscal year 2023.

The seasonally adjusted unemployment rate in Puerto Rico was 10.9% in December 2017, compared to 12.4% in December 2016.  However, the Puerto Rico labor force participation rate was 40.9% as of December 2017. The average of the labor force participation rate in Puerto Rico was 45.05% from 1990 until 2017, reaching an all-time high of 49.80% percent in February of 2007 and a record low of 38.6% in October of 2017. Based on information published by the Puerto Rico government, the labor force estimate was 1.1 million people for December 2017, a reduction of 1.6% when compared with December 2016.  The Revised Fiscal Plan reflects that a 20% cumulative decline in population is expected over the next six years.

Based on information published by the Puerto Rico Treasury, the net revenues of the Puerto Rico government’s General Fund in December 2017 totaled $697.6 million, which was $101.9 million less than in December 2016. The net revenues to the General Fund for the first half of fiscal year ending June 30, 2018 totaled $3,623.1 million, a decrease of $348.0 million, or 8.8%, compared with the previous fiscal year, and, $157.3 million, or 4.3%, below initial estimates for this period. The Revised Fiscal Plan reflects a projected decline in revenues of 19.8% in fiscal year 2018 before increasing 10.2% in fiscal year 2019 and 5.1% in fiscal year 2020.  As per the Revised Fiscal Plan, revenues are forecasted to become 3% higher than pre-hurricane levels by fiscal year 2023, in nominal terms.

 Prices on most Commonwealth of Puerto Rico securities have decreased over the past months. General obligations with an eight percent coupon and maturing in 2035 traded in January at an average of 25 cents on the dollar, down from as much as 59 cents in September, before the hurricane.

On May 3, 2017, the Puerto Rico government and the PROMESA oversight board filed for a form of bankruptcy in the U.S. District court in Puerto Rico under Title III of PROMESA. The Title III provision allows for a court debt restructuring process similar to U.S. bankruptcy protection. On July 2, 2017, the PROMESA oversight board filed for a similar Title III form of bankruptcy in the U.S. District court in Puerto Rico for PREPA.

During the third quarter of 2017, Hurricanes Irma and Maria affected Puerto Rico causing significant damage to the infrastructure and property.  In the aftermath of Hurricane Maria, the NOAA stated that damages could totalize $90 billion. The emergency could cause Puerto Rico’s central government and some of its instrumentalities to face severe cash shortfalls from lower revenues, higher cost, and delayed or reduced cost-saving measures that had been required by the fiscal plans previously approved early in 2017.

The Puerto Rico government and the PROMESA oversight board requested federal assistance from the United States government. Such assistance is intended to provide Puerto Rico with the cash that it will need to operate its core government services and its disaster response effort in the near future. On December 18, 2017, the U.S. House of Representative introduced a bill to provide additional emergency assistance for the recent hurricanes, wildfires in California, and related agriculture losses. The bill totals $81 billion and targets funds to programs to continue relief and recovery efforts in all of the affected communities, including Texas, Florida, California, Louisiana, Puerto Rico and the USVI.

    On February 9, 2018, the Puerto Rico Governor and the Resident Commissioner announced an allocation of $16 billion in federal funds for the island’s recovery after Hurricane Maria. This appropriation is part of budget legislation approved by the U.S. Congress and signed by the President of the United States on February 9, 2018. Approximately $11.0 billion of the $16.0 billion was allocated to the community development fund, known as the Community Development Block Grant, to repair homes, support local businesses and rebuild infrastructure while mitigating future risks. From this figure, $2.0 billion will be designated to restore and make improvements to the electrical system. In addition, $1.37 billion was approved for emergency assistance and $150 million under the Direct Loan Program to cover cost sharing with FEMA. In addition to the $16.0 billion, Puerto Rico is also eligible to participate in other programs that could increase aid to the island to more than $45 billion.

On February 12, 2018, the FAFAA released the Revised Fiscal Plan for the Commonwealth, after considering the changes and clarifications required by the PROMESA oversight board to a previous draft. The Fiscal Plan includes substantial revisions that the Puerto Rico government has made to the previous fiscal plan, certified on March 13, 2017, to account for the effect of Hurricanes Maria and Irma and to account for a contemplated transformational transaction. The Revised Fiscal Plan uses a six-year horizon, projects a six-year cumulative decline in population of 20%, and projects that by the fiscal year 2023 there will be a $3.4 billion surplus, before any debt service is paid, requiring a liquidity facility to provide public services in fiscal year 2018. The March 2017 fiscal plan covered a 10-year period and allocated around $787 million per year for debt service. The Revised Fiscal Plan also includes projected expenses for Title III proceedings, considers an injection of $49 billion in federal relief assistance, and a series of structural reforms in, among others things, the areas of ease of doing business, human capital, tax reform, and power sector reform, including a layout for the privatization of PREPA. The Revised Fiscal Plan also creates an annual reserve of $130 million and a $400 million investment for infrastructure maintenance and development. The PROMESA oversight board is expected to evaluate the plan in the coming weeks and, after a public hearing, determine whether to certify it.

As of December 31, 2017, the Corporation had $214.5 million of direct exposure to the Puerto Rico government, its municipalities and public corporations, compared to $323.3 million as of December 31, 2016.  As of December 31, 2017, approximately $184.6 million of the exposure consisted of loans and obligations of municipalities in Puerto Rico that are supported by assigned property tax revenues and for which, in most cases, the good faith, credit and unlimited taxing power of the applicable municipality have been pledged to their repayment. These municipalities are required by law to levy special property taxes in such amounts as are required for the payment of all of their respective general obligation bonds and loans. The PROMESA oversight board has not designated any of Puerto Rico’s 78 municipalities as covered entities under PROMESA.  However, while the Revised Fiscal Plan did not contemplate a restructuring of the debt of Puerto Rico’s municipalities, the plan did call for the gradual elimination of budgetary subsidies provided to municipalities by the central government. Furthermore, municipalities are also likely to be affected by the negative economic and other effects resulting from expense, revenue or cash management measures taken to address the Puerto Rico Government’s budgetary and liquidity shortfalls, or measures included in fiscal plans of other government entities, such as the GDB Restructuring Support Agreement. In addition to municipalities, the total direct exposure also includes a $6.8 million loan to a unit of the central government and a $15.1 million loan to an affiliate of a public corporation. The Corporation’s total direct exposure also includes obligations of the Puerto Rico Government, specifically bonds of the Puerto Rico Housing Finance Authority, at an amortized cost of $8.0 million as part of its available-for-sale investment securities portfolio recorded on its books at a fair value of $6.8 million as of December 31, 2017.

Furthermore, as of December 31, 2017, the Corporation had three commercial mortgage loans granted to the hotel industry in Puerto Rico that were previously guaranteed by the TDF with an outstanding principal balance of $120.2 million (book value of $70.8 million), compared to $127.7 million outstanding (book value of $111.8 million) as of December 31, 2016. Historically, the borrower and the operations of the underlying collateral of these loans have been the primary sources of repayment and the TDF, which is a subsidiary of the GDB, provided a secondary guarantee for payment performance.  As part of agreements executed in the second quarter of 2017 and first quarter of 2018, the TDF paid $7.6 million and $4.0 million, respectively, to honor a portion of its guarantee on these loans.   As provided in the agreements, the cash payments received by the Corporation released the TDF from its liability as a guarantor of these loans. As a result, the income-producing real estate properties are now the only collateral of such loans, thus, any decline in collateral valuations may require additional impairments on these loans.  All the three TDF commercial mortgage loans have been classified as non-performing and impaired since the first quarter of 2016, and interest payments have been applied against principal since then. Approximately $4.7 million of interest payments received on loans guaranteed by the TDF since late March 2016 have been applied against principal. During 2017, the Corporation recorded charge-offs totaling $30.8 million on these facilities for the portion of the recorded investment in excess of the fair value of the collateral and the guarantee, considering the aforementioned agreements reached with the TDF.  In addition, GDB agreed to issue to the Bank a fixed income financial instrument pursuant to the GDB’s Restructuring Support Agreement approved by the PROMESA oversight board. As of December 31, 2017, the non-performing TDF commercial mortgage loans and related facilities are being carried (net of reserves and accumulated charge-offs) at 52% of the unpaid principal balance.

In addition, the Corporation had $116.5 million in exposure to residential mortgage loans that are guaranteed by the PRHFA. Residential mortgage loans guaranteed by the PRHFA are secured by the underlying properties and the guarantees serve to cover shortfalls in collateral in the event of a borrower default. The Puerto Rico government guarantees up to $75 million of the principal guaranteed under the mortgage loan insurance program. According to the most recently released audited financial statements of the Puerto Rico Housing Financing Authority, as of June 30, 2015, the PRHFA’s mortgage loan insurance program covered loans in an aggregate of approximately $552 million. The regulations adopted by the PRHFA require the establishment of adequate reserves to guarantee the solvency of the mortgage loan insurance fund. As of June 30, 2015, the most recent date as to which information is available, the PRHFA had a restricted net position for such purposes of approximately $77.4 million.

As of December 31, 2017, the Corporation had $490.3 million of public sector deposits in Puerto Rico, compared to $408.8 million as of December 31, 2016.  As of December 31, 2017, approximately 29% of the public sector deposits in Puerto Rico are from municipalities and municipal agencies and 71% are from public corporations and the central government and agencies.

The decline in Puerto Rico’s economy since 2006 and the effects of Hurricanes Irma and Maria in 2017 have resulted in, among other things, a decline in our loan originations, an increase in the level of our non-performing assets and higher loan loss provisions and charge-offs, all of which adversely affected our profitability. Any further deterioration of economic activity could result in further adverse effects on our profitability and credit quality.

Puerto Rico Government’s filing for bankruptcy may adversely impact our financial condition or results of operations.

    On May 3, 2017, the Puerto Rico government and the PROMESA oversight board filed for a form of bankruptcy in the U.S. District Court in Puerto Rico under Title III of PROMESA. The Title III provision allows for a court debt restructuring process similar to U.S. bankruptcy protection.  Since this is the first time that any state or territory of the United States has ever filed for relief that is expected to be comparable to bankruptcy relief because of the absence, until PROMESA, of any legal authority for such a relief, it is uncertain what impact this filing will have on the Corporation.  A similar Title III form of bankruptcy was filed for PREPA on July 2, 2017.  The Corporation’s financial condition and results of operations may be negatively affected as a result of the resolution of the bankruptcy relief filing and further adverse developments in the Puerto Rico government’s fiscal situation given the Corporation’s direct exposure to the Puerto Rico government (excluding municipalities) of $8.0 million of Puerto Rico government debt securities, a $6.8 million loan to an agency of the Puerto Rico central government, and a $15.1 million loan to a PREPA affiliate.

Continuation of the economic slowdown and decline in the U.S. Virgin Islands could continue to harm our results of operations.

The fiscal health of the government of the USVI over the past 10 years has shown signs of deterioration evidenced by persistent budgetary deficits and projected future revenue shortfalls. The government of the USVI developed a five-year financial plan, designed to return the general fund to fiscal stability. The fiscal stabilization plan included a number of revenue enhancement initiatives as well as reductions to government operating expenses. Many of the USVI government’s revenue enhancement initiatives are subject to legislative approval and are in the form of tax increases that could potentially have an adverse effect on the economy. The fiscal stabilization plan is also predicated on access of the government to the financial markets in order to issue deficit financing to cover the operating deficits from 2017 and 2018.

The passage of hurricanes Irma and Maria through the region caused significant damage to its core infrastructure, including housing, electricity and the government’s ability to provide certain essential services. Since the hurricane, most schools have reopened, over 96% of energy and water consumers have service, street light fixtures have been repaired or replaced, and tourism has been slowly recovering. Considering the aforementioned challenges, the government has decided to amend the Five Year Strategic Plans in order to create new revenues, reduce public spending, and to create a fair salary payment to public employees.  Further declines in the economic activity of this region could result in further adverse effects on our profitability and credit quality.

As of December 31, 2017, the Corporation has total exposure to the USVI government and its instrumentalities of $70.4 million, approximately $47.2 million was owed by public corporations of the USVI and $23.2 million was owed by an independent instrumentality of the USVI government. All loans are currently performing and up to date on principal and interest payments.

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

Despite improving labor markets in the U.S. in the past year, an elevated amount of underemployment and household debt, the volatile interest rate environment, along with a continued sluggish recovery in the consumer real estate market and certain commercial real estate markets in the U.S. pose challenges for the U.S. economic performance and the financial services industry.

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

•         Our ability to borrow from other financial institutions or to engage in sales of mortgage loans to third parties (including mortgage loan securitization transactions with government-sponsored entities and repurchase agreements) on favorable terms, or at all, could be adversely affected by further disruptions in the capital or credit markets or other events, including deteriorating investor expectations.

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

The deterioration of economic conditions in the U.S. and disruptions in the financial markets could adversely affect our ability to access capital, our business, financial condition and results of operations.

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

     The financial crisis of 2008 resulted in regulatory agencies and political bodies placing increased focus and scrutiny on the financial services industry. The U.S. government intervened on an unprecedented scale, responding by temporarily enhancing the liquidity support available to financial institutions, establishing a commercial paper funding facility, temporarily guaranteeing money market funds and certain types of debt issuances and increasing insurance on bank deposits.

    These programs have subjected financial institutions to additional restrictions, oversight and costs. In addition, new proposals for legislation are periodically introduced in the U.S. Congress that could further substantially increase regulation of the financial services industry, impose restrictions on the operations and general ability of firms within the industry to conduct business consistent with historical practices, including in the areas of interest rates, financial product offerings and disclosures, and have an effect on bankruptcy proceedings with respect to consumer residential real estate mortgages, among other things. Federal and state regulatory agencies also frequently adopt changes to their regulations or change the manner in which existing regulations are applied.

Regulatory uncertainty caused by financial deregulation measures proposed by the Trump administration and members of the U.S. Congress may increase competition in certain of our investment strategies and adversely affect our business, financial condition and results of operations.

    The Trump administration’s short-term legislative agenda includes certain deregulatory measures for the U.S. financial services industry, including changes to the Volcker Rule, the U.S. Risk Retention Rules, the Basel III capital requirements, the U.S. Treasury’s Financial Stability Oversight Council’s (the “FSOC’s”) authority and other aspects of the Dodd-Frank Act.  On February 3, 2017, President Trump signed an executive order calling for the administration to review U.S. financial laws and regulations in order to determine their consistency with a set of core principles identified in the order.  One bill, the Financial CHOICE Act (the “CHOICE Act”), which has been passed by the U.S. House of Representatives but has not been enacted into law as of this date, is being discussed as an avenue for amending Dodd-Frank.  The current version of the CHOICE Act would eliminate the power of the FSOC to designate non-bank financial institutions as systematically important, repeal the Volcker Rule and change the structure and powers of the Consumer Financial Protection Bureau.  In addition, the CHOICE Act would allow certain qualifying banking organizations with a satisfactory composite supervisory rating and a non-risk weighted leverage ratio of at least 10% to elect to be exempt from enhanced risk-weighted capital ratios, liquidity requirements and other regulations currently applicable to large banking organizations. It would also revise the U.S. Risk Retention Rules to remove the risk retention requirement for all asset-backed securitizations other than for certain non-qualifying residential mortgage securitizations.  The CHOICE Act also would significantly alter stress testing, possibly exempting qualifying banking organizations from stress testing altogether and eliminating the Federal Reserve Board’s ability to make “qualitative” objections to capital plans submitted by other banking organizations.  In addition, the CHOICE Act would also significantly enhance the SEC’s enforcement capabilities and increase the maximum civil penalties and criminal sanctions under federal securities laws, including under the Investment Company Act of 1940 and the Investment Advisers Act of 1940. The U.S. Senate similarly is considering more limited changes to the Dodd-Frank Act, including measures to lessen the regulatory burdens on community and mid-sized banking organizations.

     Whether the CHOICE Act or the U.S. Senate bill will be enacted, and, if so, whether additional amendments would be added during the legislative process remains unclear.   In the absence of legislative change, however, the Trump administration may influence the substance of regulatory supervision through, among other things, the appointment of individuals to the Federal Reserve Board, the FDIC and the CFPB.  The administration recently nominated, and the Senate confirmed, Jerome Powell as Chair of the Federal Reserve Board, and Randal Quarles as a Governor and new Vice Chairman for Supervision.  Further, President Trump is expected to nominate persons to fill several other of the Federal Reserve Board’s seven seats.  In turn, the appointment of new Federal Reserve Board members may increase the likelihood that the Federal Reserve Board modify the capital and liquidity requirements for U.S. banking organizations that are more stringent than those that have been agreed upon at the international level, including the Basel Committee on Banking Supervision’s Basel III framework.  The Trump administration has also nominated Jelena McWilliams, a former Senate Banking Committee senior staff member and banking industry executive, as Chair of the FDIC.

The CFPB’s programs and operations may be affected by the designation of Mick Mulvaney, director of the Office of Management and Budget, as acting Director of the CFPB, and by President Trump’s likely nomination in the future of a permanent Director.  Mr. Mulvaney’s initial actions as acting Director have been largely consistent with the announced deregulatory agenda of the Trump administration.  The impact of these and other future actions on the CFPB’s regulatory and enforcement activities as they affect FirstBank, however, cannot be predicted with any certainty at this time.

   Measures focused on deregulation of the U.S. financial services industry may have the effect of increasing competition for our credit-focused businesses or otherwise reducing investment opportunities.  Increased competition from banks and other financial institutions in the credit markets could have the effect of reducing credit spreads, which may adversely affect the revenues of our credit and other businesses whose strategies include the provision of credit to borrowers.

   Determining the full extent of the impact on us of any such potential financial reform legislation, or whether any such particular proposal will become law, or the impact of regulatory changes in the absence of legislation at this point in time is highly speculative.  However, any such changes may impose additional costs on us, require the attention of our senior management or Board or result in limitations on the manner in which business is conducted.

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

As of December 31, 2017, the Corporation had $202 million in trust-preferred securities that are now subject to the full phase-out from Tier 1 capital under the final regulatory capital rules discussed above.

    Although First BanCorp. and FirstBank were able to meet general well-capitalized capital ratios upon implementation of the requirements, and we expect both companies will continue to exceed the minimum risk-based and leverage capital ratio requirements for well-capitalized status under the new capital rules, we may not remain at such levels.

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

New regulations implement the Dodd-Frank Act amendments to the Equal Credit Opportunity Act, the Truth in Lending Act, and the Real Estate Settlement Procedures Act. See “Business – Regulation and Supervision – Consumer Financial Protection Bureau.”

Among other consequences of these numerous changes, the requirements relating to the evaluation of the borrower’s ability to repay the loan may result in reduced credit availability and higher borrowing costs to cover the costs of compliance.  The ability of borrowers to raise new defenses in foreclosure proceedings on defaulted mortgage loans also may lead to increased foreclosure costs, extend foreclosure timelines, and increase the severity of loan losses.  Increased repurchase and indemnity requests with respect to mortgage loans sold into the secondary markets may also result.

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

    The Corporation submitted its third annual company-run stress test to regulators in July 2017, which was published in October 2017.

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

In addition to being affected by general economic conditions, our earnings and growth are affected by the policies of the Federal Reserve Board. An important function of the Federal Reserve Board is to regulate the money supply and credit conditions. Among the instruments used by the Federal Reserve Board to implement these objectives are open market operations in U.S. government securities, adjustments of the discount rate and changes in reserve requirements for bank deposits. These instruments are used in varying combinations to influence overall economic growth and the distribution of credit, bank loans, investments and deposits. Their use also affects interest rates charged on loans or paid on deposits.

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

The Community Reinvestment Act, the Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations impose nondiscriminatory lending requirements on financial institutions. The U.S. Department of Justice and other federal agencies are responsible for enforcing these laws and regulations. A successful regulatory challenge to an institution's performance under the Community Reinvestment Act or fair lending laws and regulations could result in a wide variety of sanctions, including damages and civil money penalties, injunctive relief, restrictions on mergers and acquisitions activity, restrictions on expansion and restrictions on entering new business lines. Private parties may also have the ability to challenge an institution's performance under fair lending laws in private class action litigation. Such actions could have a material adverse effect on our business, financial condition and results of operations.

We face a risk of noncompliance and enforcement action related to the Bank Secrecy Act and other anti-money laundering statutes and regulations.

The Bank Secrecy Act, the USA PATRIOT Act, and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective anti-money laundering program and file suspicious activity and currency transaction reports as appropriate. The Financial Crimes Enforcement Network is authorized to impose significant civil money penalties for violations of those requirements and has recently engaged in coordinated enforcement efforts with the individual federal banking regulators, as well as the U.S. Department of Justice’s Drug Enforcement Administration. We are also subject to increased scrutiny of compliance with trade and economic sanctions requirements and rules enforced by OFAC. If our policies, procedures and systems are deemed deficient, we would be subject to liability, including fines and regulatory actions, which may include restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan, including our acquisition plans. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us. Any of these results could have a material adverse effect on our business, financial condition and results of operations.

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

The Corporation has outstanding a warrant held by the U.S. Treasury to purchase 1,285,899 shares of common stock. If the warrant is exercised, the issuance of shares of common stock could reduce our income per share, and further reduce the book value per share and voting power of our current common stockholders.

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

•         any regulatory actions against us;

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

•         a continuing recession in the Puerto Rico market and a lack of growth in our other principal markets in the USVI, the BVI and the U.S.;

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

    In consideration of the financial results reported for the second quarter ended June 30, 2009, we decided, as a matter of prudent fiscal management and following applicable Federal Reserve Board guidance, to suspend the payment of dividends. The Corporation’s ability to declare and pay dividends is dependent on certain Federal regulatory considerations, including the guidelines of the Federal Reserve Board regarding capital adequacy and the approval of the Federal Reserve to declare or pay dividends and receive dividends from the Bank to fund any such dividend payments. In December 2016, for the first time since July 2009, the Corporation paid dividends on its non-cumulative perpetual monthly income preferred stock, after receiving regulatory approval. Since then, the Corporation has continued to paid monthly dividend payments on the non-cumulative perpetual monthly income preferred stock.  The Corporation has received regulatory approval to pay monthly dividends on the Corporation’s series A through E preferred stock through March 2018. The Corporation intends to continue to request the Federal Reserve’s approval to continue to pay the monthly dividends on its Series A through E Preferred Stock.

    If the Corporation does not pay dividends in full for eighteen monthly dividend periods (whether consecutive or not), the holders of the Series A through E Preferred Stock as to which dividends have not been paid for eighteen  months, acting as a single class, will be entitled to appoint two additional members to our Board of Directors. Any member of the Board of Directors appointed by the holders of Series A through E Preferred Stock is required to vacate his or her office if the Corporation resumes the payment of dividends in full for twelve consecutive monthly dividend periods.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of February 16, 2018, First BanCorp. owned the following three main offices located in Puerto Rico:

-          Headquarters – Located at First Federal Building, 1519 Ponce de León Avenue, Santurce, Puerto Rico, a 16-story office building. Approximately 51% of the building, an underground three level parking garage and an adjacent parking lot are owned by the Corporation.

-          Service Center – a building located on 1130 Muñoz Rivera Avenue, Hato Rey, Puerto Rico. These facilities accommodate branch operations, data processing and administrative and certain headquarter offices. The building houses 180,000 square feet of modern facilities, over 1,000 employees from operations, FirstBank Insurance Agency headquarters and the customer service department. In addition, it has parking for 750 vehicles and 9 training rooms, including classrooms for training tellers and a computer room for interactive trainings, as well as a spacious cafeteria for employees and customers.

-          Consumer Lending Center – A three-story building with a three-level parking garage located at 876 Muñoz Rivera Avenue, Hato Rey, Puerto Rico. This facility is fully occupied by the Corporation.

The Corporation owns 19 branch and office premises and parking lots and leases 82 branch premises, loan and office centers and other facilities. In certain situations, financial services such as mortgage and insurance businesses and commercial banking services are located in the same building.  All of these premises are located in Puerto Rico, Florida and the USVI and the BVI.

After Hurricane Maria made land fall, the Bank was able to resume operations in Puerto Rico within a week but with some limitations.  The Corporation continued normalizing its operations after the hurricanes, and its operations have now substantially returned to pre-hurricane levels.  As of the date of the filing of this report, 45 out of 48 FirstBank banking branches in Puerto Rico are providing services, 94% of our network. Certain of the Corporation’s facilities and their contents were damaged by these hurricanes and some of the reopened facilities require the replacements of equipment and furnishings.  The Corporation has recognized asset impairments of approximately $0.6 million as of December 31, 2017.

 Item 3. Legal Proceedings

Reference is made to Note 31, “Regulatory Matters, Commitments and Contingencies,” included in the Notes to consolidated financial statements in Item 8 of this Report, which is incorporated herein by reference.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Information about Market and Holders

The Corporation’s common stock is traded on the NYSE under the symbol FBP. On February 16, 2018, there were 376 holders of record of the Corporation’s common stock, not including beneficial owners whose shares are held in the name of brokers or other nominees. The last sales price for the common stock on that date was $6.23.

Since December 2016, the Corporation has been making monthly dividend payments on the non-cumulative perpetual monthly income preferred stocks which, along with common stock dividend payments, were suspended during the third quarter of 2009. The common stock ranks junior to all series of preferred stock as to dividend rights and as to rights on liquidation, dissolution or winding up of the Corporation.

The following table sets forth, for the periods indicated, the per share high and low closing sales prices for the Corporation’s common stock during such periods.

	High	Low	Last	Dividends per Common Share
Quarter Ended

2017:
Fourth Quarter Ended December 31, 2017	$5.35	$4.66	$5.10	$-
Third Quarter Ended September 30, 2017	6.08	4.97	5.12	-
Second Quarter Ended June 30, 2017	6.12	5.19	5.79	-
First Quarter Ended March 31, 2017	7.00	5.39	5.65	-

2016:
Fourth Quarter Ended December 31, 2016	$7.05	$4.78	$6.61	$-
Third Quarter Ended September 30, 2016	5.26	3.82	5.20	-
Second Quarter Ended June 30, 2016	4.62	2.52	3.97	-
First Quarter Ended March 31, 2016	3.23	2.06	2.92	-

On May 10, 2017, the U.S. Department of the Treasury announced that it had sold all of its remaining 10,291,553 shares of the Corporation’s common stock. Since the U.S. Treasury did not recover the full amount of its original investment under TARP, the senior officers forfeited 2,370,571 of their outstanding shares of restricted stock, resulting in a reduction in the number of the Corporation’s common shares outstanding. The U.S. Treasury continues to hold a warrant to purchase 1,285,899 shares of the Corporation’s common stock.

On December 5, 2016, THL and Oaktree completed a secondary offering of the Corporation’s common stock. THL and Oaktree sold an aggregate of 18 million shares (9 million shares each) of common stock at a price of $5.60 per share. In addition, the underwriters exercised their option to purchase an additional 2.7 million shares of common stock from the selling stockholders. Also, on fFebruary 7, 2017, THL and Oaktree participated in a second secondary offering in which they sold an additional aggregate amount of 20 million shares (10 million shares each) of common stock at a price of $6.36 per share. Subsequently, the underwriters exercised their option to purchase an additional 3 million shares of common stock from the selling stockholders. Furthermore, on August 3, 2017, THL and Oaktree participated in a third secondary offering of the Corporation’s common stock in which they sold an aggregate of 20 million shares (10 million shares each) of common stock at a price of $5.70 per share. The Corporation did not receive any proceeds from these offering.

Based on information derived from statements filed with the SEC pursuant to Section 13(d), 13(g) or 16 (a) of the Exchange Act, as of December 31, 2017 each of THL and Oaktree owned less than 5% of the Corporation’s outstanding common stock.

Effective April 1, 2013, the Board determined to increase the salary amounts paid to certain executive officers primarily by paying the increased salary amounts in the form of shares of the Corporation’s common stock, instead of cash. The Corporation issued 582,193 shares of common stock with a weighted average market value of $5.64 in 2017 as such additional salary amounts (2016 – 755,223 shares with a weighted average market value of $3.96). The Corporation withheld 195,789 shares from the common stock paid to the officers as additional compensation to cover employee payroll and income tax withholding liabilities in 2017 (2016 – 226,261 shares); these shares are held as treasury shares. The Corporation paid any fractional share of salary stock that the officer was entitled to in cash.

In 2017, the Corporation granted 1,099,756 shares of restricted stock to certain executive officers, other employees, and independent directors (2016 – 1,925,575 shares).  In connection with the vesting of restricted stock in 2017, the Corporation withheld 243,102 shares of restricted stock (2016 – 65,498 shares) to cover employee payroll and income tax withholding liabilities; these shares are also held as treasury shares.

As of December 31, 2017 and December 31, 2016, the Corporation had 4,104,303 and 1,254,189 shares held as treasury stock, respectively.

The Corporation has 50,000,000 authorized shares of preferred stock. First BanCorp. has five outstanding series of nonconvertible, noncumulative preferred stock: 7.125% noncumulative perpetual monthly income preferred stock, Series A (liquidation preference $25 per share); 8.35% noncumulative perpetual monthly income preferred stock, Series B (liquidation preference $25 per share); 7.40% noncumulative perpetual monthly income preferred stock, Series C (liquidation preference $25 per share); 7.25% noncumulative perpetual monthly income preferred stock, Series D (liquidation preference $25 per share); and 7.00% noncumulative perpetual monthly income preferred stock, Series E (liquidation preference $25 per share) (collectively, the “Series A through E Preferred Stock”). Effective January 17, 2012, the Corporation delisted all of its outstanding series of preferred stock from the NYSE. The Corporation has not arranged for listing on another national securities exchange or for quotation of the Series A through E Preferred Stock in a quotation medium.

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

Dividends

 The Corporation had a policy of paying quarterly cash dividends on its outstanding shares of common stock subject to its earnings and financial condition. For the first time since July 2009, following the requisite regulatory approval, on December 8, 2016, the Corporation announced the declaration of a cash dividend on its outstanding shares of Series A through E Noncumulative Perpetual Monthly Income Preferred Stock for the month of December 2016. Since then, the Corporation has continued to pay monthly dividend payments on the non-cumulative perpetual monthly income preferred stock. The Corporation has received regulatory approval to pay the monthly dividends on the Corporation’s Series A through E Preferred Stock through March 2018. See the discussion under “Dividend Restrictions” under Item 1 for additional information concerning restrictions on the payment of dividends that apply to the Corporation and FirstBank.

On October 3, 2017, the Federal Reserve terminated the Written Agreement entered to on June 3, 2010 between the Corporation and the Federal Reserve. However, the Corporation has agreed with the its regulators to continue to obtain approval before paying dividends, receiving dividends from the Bank, making payments on subordinated debt or trust preferred securities, incurring or guaranteeing debt or purchasing or redeeming any corporate stock.

The 2011 PR Code requires the withholding of income taxes from dividend income sourced within Puerto Rico to be received by any individual, resident of Puerto Rico or not, trusts and estates and by non-resident custodians, partnerships, and corporations.

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

Securities authorized for issuance under equity compensation plans

The following table summarizes equity compensation plans approved by security holders and equity compensation plans that were not approved by security holders as of December 31, 2017:

			(c)
	(a)	(b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	Number of Securities to be Issued Upon Exercise of Outstanding Options, warrants and rights	Weighted Average Exercise Price of Outstanding Options, warrants and rights
Plan category

Equity compensation plans, approved by stockholders	-	$-	7,558,450 (1)
Equity compensation plans
not approved by stockholders	N/A	N/A	N/A
Total	-	$-	7,558,450

(1) Securities available for future issuance under the First BanCorp. 2008 Omnibus Incentive Plan (the "Omnibus Plan"), which was initially approved by stockholders on April 29, 2008. Most recently, on May 24, 2016, the Omnibus Plan was amended to, among other things, increase the number of shares of common stock reserved for issuance under the Omnibus Plan, to extend the term of the Omnibus Plan to May 24, 2026 and to re-approve the material terms of the performance goals under the Omnibus Plan for purpose of Section 162(m) of the U.S. Internal Revenue Code of 1986, as amended. The Omnibus Plan provides for equity-based compensation incentives through the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, and other stock-based awards. As amended, this plan provides for the issuance of up to 14,169,807 shares of common stock, subject to adjustments for stock splits, reorganization and other similar events. As of December 31, 2017, 7,558,450 shares of Common Stock were available for future issuance under the Omnibus Plan.

Purchase of equity securities by the issuer and affiliated purchasers

The following table provides information relating to the Corporation's purchases of shares of its common stock in the three-month period ended December 31, 2017:

				Maximum Number of Shares That May Yet be Purchased Under These Plans or Programs
			Total Number of Shares Purchased as Part of Publicly Announced Plans Or Programs

	Total number of shares purchased (1)
		Average Price Paid
Period

October, 2017	17,343	$4.99	-	-
November, 2017	17,850	4.85	-	-
December, 2017	17,087	5.07	-	-
Total	52,280	$4.97	-	-

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

The graph below compares the cumulative total stockholder return of First BanCorp. during the measurement period with the cumulative total return, assuming reinvestment of dividends, of the S&P 500 Index and the S&P Supercom Banks Index (the “Peer Group”). The Performance Graph assumes that $100 was invested on December 31, 2012 in each of First BanCorp. common stock, the S&P 500 Index and the Peer Group. The comparisons in this table are set forth in response to SEC disclosure requirements, and are therefore not intended to forecast or be indicative of future performance of First BanCorp.’s common stock.

     The cumulative total stockholder return was obtained by dividing (i) the cumulative amount of dividends per share, assuming dividend reinvestment since the measurement point, December 31, 2012 plus (ii) the change in the per share price since the measurement date, by the share price at the measurement date.

Item 6. Selected Financial Data

   The following table sets forth certain selected consolidated financial data for each of the five years in the period ended December 31, 2017. This information should be read in conjunction with the audited consolidated financial statements and the related notes thereto.

SELECTED FINANCIAL DATA
	Year Ended December 31,
(In thousands, except for per share and financial ratios)	2017	2016	2015	2014	2013
Condensed Income Statements:
Total interest income	$588,423	$585,292	$605,569	$633,949	$645,788
Total interest expense	96,872	101,174	103,303	115,876	130,843
Net interest income	491,551	484,118	502,266	518,073	514,945
Provision for loan and lease losses	144,254	86,733	172,045	109,530	243,751
Non-interest income (loss)	62,387	87,954	81,325	61,348	(15,489)
Non-interest expenses	347,701	355,080	383,830	378,253	415,028
Income (loss) before income taxes	61,983	130,259	27,716	91,638	(159,323)
Income tax benefit (expense)	4,973	(37,030)	(6,419)	300,649	(5,164)
Net income (loss)	66,956	93,229	21,297	392,287	(164,487)
Net income (loss) attributable to common
stockholders - basic	64,280	93,006	21,297	393,946	(164,487)
Net income (loss) attributable to common
stockholders - diluted	64,280	93,006	21,297	393,946	(164,487)
Per Common Share Results:
Net earnings (loss) per common share - basic	$0.30	$0.44	$0.10	$1.89	$(0.80)
Net earnings (loss) per common share - diluted	$0.30	$0.43	$0.10	$1.87	$(0.80)
Cash dividends declared	-	-	-	-	-
Average shares outstanding	213,963	212,818	211,457	208,752	205,542
Average shares outstanding diluted	216,118	215,794	212,971	210,540	205,542
Book value per common share	$8.48	$8.05	$7.71	$7.68	$5.57
Tangible book value per common share (1)	$8.28	$7.83	$7.47	$7.45	$5.30
Balance Sheet Data:
Total loans, including loans held for sale	$8,883,456	$8,936,879	$9,148,251	$9,177,371	$9,545,501
Allowance for loan and lease losses	231,843	205,603	240,710	222,395	285,858
Money market and investment securities	2,095,177	2,091,196	2,299,520	2,170,401	2,374,980
Intangible assets	42,351	46,754	50,583	49,907	54,866
Deferred tax asset, net	294,809	281,657	311,263	313,045	7,644
Total assets	12,261,268	11,922,455	12,573,019	12,727,835	12,656,925
Deposits	9,022,631	8,831,205	9,338,124	9,483,945	9,879,924
Borrowings	1,223,635	1,186,187	1,381,492	1,456,959	1,431,959
Total preferred equity	36,104	36,104	36,104	36,104	63,047
Total common equity	1,853,608	1,784,529	1,685,779	1,653,990	1,231,547
Accumulated other comprehensive loss, net of tax	(20,615)	(34,390)	(27,749)	(18,351)	(78,736)
Total equity	1,869,097	1,786,243	1,694,134	1,671,743	1,215,858

	Year Ended December 31,
	2017		2016		2015		2014		2013
Selected Financial Ratios (In Percent):
Profitability:
Return on Average Assets	0.56		0.75		0.17		3.10		(1.28)
Return on Average Total Equity	3.63		5.28		1.26		30.25		(12.39)
Return on Average Common Equity	3.71		5.39		1.29		31.38		(13.01)
Average Total Equity to Average Total Assets	15.39		14.25		13.23		10.25		10.36
Interest Rate Spread	4.07		3.88		3.94		4.02		3.92
Interest Rate Margin	4.36		4.14		4.15		4.20		4.11
Interest Rate Spread - tax equivalent basis (2)	4.22		3.99		4.08		4.16		4.01
Interest Rate Margin - tax equivalent basis (2)	4.51		4.25		4.30		4.34		4.21
Tangible common equity ratio (1)	14.65		14.34		12.84		12.51		8.71
Dividend payout ratio	-		-		-		-		-
Efficiency ratio (3)	62.77		62.07		65.77		65.28		83.10
Asset Quality:
Allowance for loan and lease losses to loans held
for investment	2.62		2.31		2.64		2.44		3.02
Net charge-offs to average loans (4)	1.33		1.37		1.68		1.84		4.07
Provision for loan and lease losses to net
charge-offs	1.22	x	0.71	x	1.12	x	0.63	x	0.69	x
Non-performing assets to total assets (4)	5.31		6.16		4.85		5.63		5.73
Non-performing loans held for investment to total
loans held for investment (4)	5.53		6.30		4.86		5.76		5.23
Allowance to total non-performing loans held
for investment	47.36		36.71		54.36		42.45		57.69
Allowance to total non-performing loans held for
investment, excluding residential real estate loans	74.48		51.50		87.92		64.80		85.56
Other Information:
Common stock price: End of period	$5.10		$6.61		$3.25		$5.87		$6.19
___________
(1) Non-GAAP financial measures. Refer to "Capital" below for additional information about the components and a reconciliation of these measures.
(2) On a tax-equivalent basis and excluding the changes in the fair value of derivative instruments (see "Net Interest Income" below for a reconciliation of these non-GAAP financial measures).
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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A)

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations relates to the accompanying audited consolidated financial statements of First BanCorp. and should be read in conjunction with such financial statements and the notes thereto. This section also presents certain non-GAAP financial measures. Refer to Basis of Presentation below for information about why the non-GAAP financial measures are being presented and the reconciliation of the non-GAAP financial measures for which the reconciliation is not presented earlier.

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

NATURAL DISASTERS AFFECTING FIRST BANCORP. IN 2017

Two strong hurricanes affected the Corporation’s service areas during 2017.  Early in September, Hurricane Irma, a Category 5 hurricane, affected the eastern Caribbean islands, including the U.S. Virgin Islands of St. Thomas and St. John and Tortola in the British Virgin Islands, and, to a lesser extent, the U.S. Virgin Island of St. Croix and Puerto Rico. After hitting the eastern Caribbean, Hurricane Irma made landfall along Florida’s southwest shoreline. Two weeks after Hurricane Irma sideswiped Puerto Rico, Hurricane Maria made landfall in the south-east corner of Puerto Rico as a Category 4 hurricane and exited on the northern coast at a point between the cities of Arecibo and Barceloneta after battering other islands in the Caribbean, including St. Croix. These hurricanes caused widespread property damage, flooding, power outages, and water and communication services interruptions, and have severely disrupted normal economic activity in all of these regions.

The following summarizes the more significant financial repercussions of these natural disasters for the Corporation and for its major subsidiary, FirstBank:

  Credit Quality and Allowance for Loan and Lease Losses

As of the end of the third quarter of 2017, the Corporation established a $66.5 million allowance for loan and lease losses directly related to the initial estimate, based on available information, of inherent losses resulting from the impact of the storms.  During the fourth quarter of 2017, loan officers performed reviews of the storms’ impact on large commercial borrowers, and the results of these reviews were factored into the determination of the allowance for loan and lease losses as of December 31, 2017. The Corporation recorded an incremental provision expense of $4.8 million during the fourth quarter of 2017, primarily related to higher than initial estimated losses associated with the effects of the hurricanes on its commercial and construction loan portfolios. The storm-related allowance as of December 31, 2017 amounted to $68.5 million (net of a $2.8 million charge off taken on a storm-impacted credit during the fourth quarter of 2017). The Corporation’s approach to estimating the storms’ impact on credit quality is discussed in the Provision for Loan and Lease Losses section below.

Interruptions in regular collection efforts caused by Hurricanes Irma and Maria adversely affected the Corporation’s non-performing loan statistics.  Non-performing residential mortgage loans increased in the second half of 2017 by $23.0 million to $178.3 million as of December 31, 2017 and non-performing commercial and construction loans held for investment increased in the second half of 2017 by $59.4 million to $294.4 million as of December 31, 2017.  Refer to Risk Management – Non-performing Loans and Non-performing Assets section below for additional information about early delinquency statistics and payment deferral programs established by the Corporation to assist individuals and businesses affected by the recent storms.

Disaster Response Plan Costs, Casualty Losses and Related Insurance

The Corporation implemented its disaster response plan as these hurricanes approached its service areas.  To operate in disaster response mode, the Corporation incurred expenses for, among other things, buying diesel and generators for electric power, debris removal, security matters, and emergency communications with customers regarding the status of Bank operations.  The disaster response plan costs, combined with payroll and rental costs during the idle time caused by the hurricanes, totaled $6.6 million as of December 31, 2017.

The Bank was able to resume operations in Puerto Rico within a week after Hurricane Maria made landfall, but with some limitations. The Corporation continued normalizing its operations after the hurricanes and its operations have now substantially returned to pre-hurricane levels. As of the date of the filing of this report,  45 out of 48 FirstBank banking branches in Puerto Rico are providing services and connected to the electrical grid, 94% of our network  In addition, 82 of our ATMs are operational, 98% of our network, plus 82 of the ATMs that are offered through a third party alliance.  Certain of the Corporation’s facilities and their contents were damaged by these hurricanes and some of the reopened facilities require the replacements of equipment and furnishings.  The Corporation has recognized asset impairments of approximately $0.6 million as of December 31, 2017.

The Corporation maintains insurance for casualty losses as well as for disaster response costs and certain revenue lost through business interruption. Management believes, based on its understanding of the insurance coverages, that recovery of $4.8 million of the $7.2 million above-mentioned costs and asset impairments identified as of December 31, 2017 is probable.  Accordingly, as of December 31, 2017, a receivable of $4.8 million was included in the consolidated statement of financial condition as part of “Other assets” for the expected recovery. Non-interest expenses for 2017 reflect approximately $2.5 million of insurance deductibles related to damages assessed on certain OREO properties and estimated storm-related costs not recoverable under insurance policies. Management also believes that there is a possibility that some gains will be recognized with respect to casualty and lost revenue claims in future periods, but this is contingent on reaching agreement on the Corporation’s claims with the insurance carriers.

Liquidity Management

The Corporation experienced rapid accumulation of deposits after the hurricanes. Total deposits as of December 31, 2017, excluding brokered CDs, increased by $361.5 million from September 30, 2017. The most significant increase was in noninterest-bearing demand deposits, which grew 16%, or $247.5 million, during the fourth quarter of 2017. Storm-related factors, such as the effect of the payment deferral programs and disaster relief funds, contributed to this accumulation.  Although management expects the balances accumulated by deposit customers in the storm-affected areas to reduce over time, it is difficult to predict when and to what degree, and there may be some further growth as insurance claims are resolved and additional disaster-recovery funds are distributed. Funds from the deposit build-up were primarily deposited at the Federal Reserve Bank, pending better information on the volatility of these funds.

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

The Corporation had net income of $67.0 million, or $0.30 per diluted share, for the year ended December 31, 2017, compared to $93.2 million, or $0.43 per diluted share, for 2016 and $21.3 million, or $0.10 per diluted share, for 2015. The Corporation’s financial results for 2017, 2016, and 2015 included the following items that management believes are not reflective of core operating performance, are not expected to reoccur with any regularity or may reoccur at uncertain times and in uncertain amounts (the “Special Items”):

Year ended December 31, 2017

•          Charges of $73.9 million ($45.1 million after-tax) related to the effect of Hurricanes Irma and Maria, which includes the following items: (i) a $71.3 million charge to the provision for loan and lease losses directly related to the estimate of inherent losses resulting from the effects of the storms, and (ii) $2.5 million of non-interest expenses associated with insurance deductibles related to damages assessed on certain OREO properties and estimated storm-related costs not recoverable under insurance policies.  The $73.9 million impact was partially offset in the consolidated financial results by expected insurance recoveries of $1.9 million for compensation and rental costs that the Corporation incurred when Hurricanes Irma and Maria precluded employees from working during 2017.

•          Tax benefit of $13.2 million associated with the change in tax status of certain subsidiaries from taxable corporations to limited liability companies that make an election to be treated as partnerships for income tax purposes in Puerto Rico.  Refer to the Income Taxes discussion below for additional information.

•          OTTI charge of $12.2 million and a $0.4 million recovery of previously recorded OTTI charges on non-performing bonds of the GDB and the Puerto Rico Public Buildings Authority sold in 2017.  No tax benefit was recognized for the OTTI charge and the recovery on the sale of the bonds.  Refer to the Exposure to Puerto Rico Government discussion below for additional information.

•          Gain of $1.4 million on the repurchase and cancellation of $7.3 million in trust-preferred securities, reflected in the consolidated statements of income as “Gain on early extinguishment of debt.”  The gain, realized at the holding company level, had no effect on the income tax expense in 2017.  Refer to the Non-Interest Income discussion below for additional information.

•          Charge of $0.6 million to the provision for loan and lease losses ($0.3 million after-tax) associated with the sale of the Corporation’s participation in the PREPA credit line with a book value of $64 million at the time of sale.  Refer to the Provision for Loan and Lease Losses discussion below for additional information.

•          Costs of $0.4 million associated with the secondary offerings of the Corporation’s common stock by certain of our existing stockholders in 2017.  The costs, incurred at the holding company level, had no effect on the income tax expense in 2017.

 Year ended December 31, 2016

•          OTTI charges of $6.7 million on debt securities, primarily on the aforementioned bonds of the GDB and the Puerto Rico Public Buildings Authority.  No tax benefit was recognized for the OTTI charges in 2016.

•          Gain of $6.1 million ($5.9 million after-tax) on sales of $198.7 million of U.S. agency mortgage-backed securities (“MBS”) that carried an average yield of 2.36%.

•          Gain of $4.2 million on the repurchase and cancellation of $10 million in trust-preferred securities, reflected in the consolidated statements of income as “Gain on early extinguishment of debt.”  The gain, realized at the holding company level, had no effect on the income tax expense in 2016.

•          Adjustment of $2.7 million ($1.7 million after tax) recorded to reduce the credit card rewards program liability due to the expiration of reward points earned by customers up to September 2013 (the conversion date of the credit card portfolio acquired from FIA in May 2012).  Most of these points had been accrued at the acquisition date and ultimately experienced a redemption pattern materially different from those points accrued after the conversion

•          Charge to the provision for loan and lease losses of $1.8 million ($1.1 million after-tax) related to the sale of a $16.3 million pool of non-performing assets, mostly comprised of non-performing commercial loans.

•          Brokerage and insurance commissions of $1.7 million ($1.0 million after-tax) net of incentive costs, primarily from the sale of large fixed annuities contracts.

•          Gain of $1.5 million ($1.2 million after-tax) from recovery of a residual collateralized mortgage obligation (“CMO”) previously written off.

•          Costs of $0.6 million associated with a secondary offering of the Corporation’s common stock by certain of the existing stockholders.  The costs, incurred at the holding company level, had no effect on the income tax expense in 2016.

•          Severance payments of $0.3 million ($0.2 million after-tax) related to permanent job discontinuance recorded in 2016.

Year ended December 31, 2015

•          Charges of $48.7 million ($29.7 million after-tax) related to a bulk sale of assets with a carrying value of $150.4 million (the “bulk sale of assets”) completed in 2015, mostly comprised of non-performing commercial loans. The charges of $48.7 million include the following items: (i) a $46.9 million charge to the provision for loan and lease losses, (ii) non-interest expenses of $1.2 million directly associated with the bulk sale of assets, and (iii) a $0.6 million loss recorded as part of non-interest income in the consolidated statements of income associated with loans held for sale included in the bulk sale of assets.

•          OTTI charges of $16.5 million on debt securities, primarily on the aforementioned bonds of the GDB and the Puerto Rico Public Buildings Authority.  No tax benefit was recognized for the OTTI charges in 2015.

•          Bargain purchase gain of $13.4 million ($8.2 million after-tax) on assets acquired and liabilities assumed from Doral Bank in 2015.

•          Gain of $7.0 million ($4.3 million after-tax) associated with a long-term strategic marketing alliance entered into during 2015 as part of the sale of the FirstBank Puerto Rico merchant contracts portfolio.

•          Costs of $4.6 million ($2.8 million after-tax) related to the conversion of loan and deposit accounts acquired from Doral Bank to the FirstBank systems.

•          Costs of $2.2 million ($1.4 million after-tax) related to a voluntary early retirement program recorded in 2015.

The following table reconciles for 2017, 2016, and 2015 the reported net income to adjusted net income, a non-GAAP financial measure that excludes the Special Items identified above:

	Year Ended December 31,
	2017	2016	2015
(In thousands)
Net income, as reported (GAAP)	$66,956	$93,229	$21,297
Adjustments:
Storm-related provision for loan and lease losses	71,304	-	-
Storm-related expenses	2,544	-	-
Idle time payroll and rental costs insurance recovery	(1,819)	-	-
Charge to the provision related to the sale of the $16.3 million pool of
non-performing assets	-	1,799	-
Charges related to the bulk sale of assets, including transaction expenses	-	-	48,667
Gain from recovery of investments previously written off	-	(1,547)	-
Brokerage and insurance commissions, primarily from the sale of large
fixed annuities contracts, net of incentive costs	-	(1,692)	-
Adjustment to reduce the credit cards rewards liability due to unusually
large customer forfeitures	-	(2,732)	-
Charge to the provision related to the sale of the PREPA credit line	569	-	-
Secondary offering costs	392	590	-
Gain on sale of investment securities	-	(6,104)	-
Severance payments on jobs discontinuance	-	281	-
OTTI on debt securities	12,231	6,687	16,517
Gain on early extinguishment of debt	(1,391)	(4,217)	-
Gain on sale of merchant contracts	-	-	(7,000)
Voluntary early retirement program expenses	-	-	2,238
Bargain purchase gain on assets acquired and liabilities assumed
from Doral Bank	-	-	(13,443)
Acquisition and conversion costs of assets acquired and liabilities
assumed from Doral Bank	-	-	4,646
Income tax benefit related to change in tax-status of certain subsidiaries	(13,161)	-	-
Recovery of previously recorded OTTI charges on Puerto Rico
government debt securities sold	(371)	-	-
Income tax impact of adjustments (1)	(28,906)	1,409	(13,691)
Adjusted net income	$108,348	$87,703	$59,231

_______________________________________________________________

(1) See "Basis of Presentation" for the individual tax impact for each reconciling item.

The key drivers of the Corporation’s GAAP financial results include the following:

•          Net interest income for the year ended December 31, 2017 was $491.6 million compared to $484.1 million and $502.3 million for the years ended December 31, 2016 and 2015, respectively.  The increase for 2017 compared to 2016 was primarily driven by: (i) a $12.5 million increase in interest income on commercial and construction loans, primarily associated with both the upward repricing of variable-rate commercial loans and the growth of the performing commercial portfolios, primarily in the Florida region; (ii) a $4.3 million decrease in interest expense, including a decrease of $2.8 million in interest expense on brokered CDs primarily related to a $509.0 million decrease in the average balance of brokered CDs that offset higher costs on new issuances, and a $9.3 million decrease in interest expense on repurchase agreements primarily reflecting the full-year effect of the repayment of $400 million of repurchase agreements that matured in the third and fourth quarters of 2016 and carried an average cost of 3.35%, partially offset by increases of $5.2 million and $2.0 million in interest expense on FHLB advances and non-brokered deposits, respectively; and (iii) a $1.2 million increase in interest income from deposits maintained at the Federal Reserve Bank due to increases in the Federal Funds target rate in 2017 and late in 2016.

The aforementioned variances were partially offset by: (i) a $5.6 million decrease in interest income on consumer loans and finance leases, primarily reflecting a $33.5 million decrease in the average balance of this portfolio, primarily auto loans, and, to a lesser extent, the effect of a $1.4 million decrease in late payment fees as the Corporation did not assess late charges during the fourth quarter of 2017 to customers affected by Hurricanes Irma and Maria that qualified for the three-month payment deferral program established by the Corporation after the hurricanes, and (ii) a $5.3 million decrease in interest income on residential mortgage loans, reflecting both a higher level of inflows of residential mortgage loans to non-performing status and a $41.8 million decrease in the average balance of this portfolio.

The net interest margin increased to 4.36% for the year ended December 31, 2017 compared to 4.14% for 2016, primarily due to the aforementioned upward repricing of commercial and construction loans, a lower U.S. agency MBS premium amortization expense resulting from lower prepayment rates in 2017, and the benefit of the overall lower level of liquidity that reflects the effect of cash balances used for the repayment of high-cost repurchase agreements that matured in the second half of 2016.

The decrease for 2016 compared to 2015 was primarily driven by: (i) a $15.2 million decrease in interest income on consumer loans and finance leases mainly attributable to a decrease of $142.8 million in the average balance of this portfolio, primarily auto loans; (ii) a $3.9 million decrease in interest income on investment securities, primarily reflecting the gradual reinvestment of MBS prepayments in lower yielding securities given the low interest rate environment that prevailed in 2016 and an adverse impact of approximately $1.0 million related to the discontinuance of interest income recognition on bonds of the GDB and the Puerto Rico Public Buildings Authority that were placed in non-performing status in the third quarter of 2016; (iii) a $1.2 million decrease in interest income on commercial and construction loans, reflecting a decline of $153.4 million in the average balance of these portfolios that resulted in a decrease of approximately $3.6 million in interest income and the adverse impact of large commercial relationships classified as non-performing during 2016, partially offset by an increase of approximately $1.4 million in prepayment penalties and deferred fees amortization, recovery of interest income on certain non-performing loans that were fully paid off, and the upward repricing of variable commercial loans tied to higher short-term interest rates; and (iv) a $1.2 million decrease in interest income on residential mortgage loans primarily due to lower cash collections on residential non-performing loans.

These variances were partially offset by: (i) a $2.1 million decrease in interest expense, including a decrease of $3.0 million in interest expense on brokered CDs primarily related to a $622.7 million decrease in the average volume of brokered CDs that offset higher costs on new issuances, and a $2.2 million decrease in interest expense on repurchase agreements, primarily reflecting the effect of the repayment of $400 million of repurchase agreements that matured in 2016 and carried an average cost of 3.35%, partially offset by increases of $1.8 million and $1.0 million in interest expense on FHLB advances and non-brokered deposits, respectively; and (ii) a $1.2 million increase in interest income on interest-bearing cash and cash equivalent balances due to increases in fed fund rates late in 2015 and 2016. The net interest margin decreased slightly to 4.14% for the year ended December 31, 2016 compared to 4.15% for 2015.

•          The provision for loan and lease losses for 2017 was $144.3 million compared to $86.7 million and $172.0 million for 2016 and 2015, respectively. These provisions included the following: for the year ended December 31, 2017, a charge of $71.3 million directly related to the estimate of inherent losses resulting from the effects of Hurricanes Irma and Maria and a $0.6 million charge associated with the sale of the PREPA credit line; for 2016 a charge of $1.8 million associated with the sale of a $16.3 million pool of non-performing assets; and for 2015, a charge of $46.9 million associated with the bulk sale of assets discussed below. Excluding the effect of the aforementioned items, the adjusted provision for loan and lease losses of $72.4 million for 2017 decreased by $12.6 million compared to the adjusted provision for loan and lease losses of $84.9 million for 2016 reflecting; (i) a $20.8 million decrease in the adjusted provision for commercial and construction loans reflecting, among other things, lower specific reserve requirements for impaired loans and a $2.9 million increase in loan loss recoveries; and (ii) a $2.8 million decrease in the adjusted provision for consumer loans and finance leases, mainly related to lower levels of personal and small loans delinquencies.  These variances were partially offset by an $11.1 million increase in the adjusted provision for residential mortgage loans, primarily related to a higher level of residential non-performing loans, increased specific reserves for residential mortgage TDRs, and higher loss severity estimates in 2017.

The adjusted provision for loan and lease losses of $84.9 million for the year ended December 31, 2016 decreased by $40.2 million compared to the adjusted provision for loan and lease losses of $125.1 million for 2015 reflecting; (i) a $23.2 million decrease in the adjusted provision for commercial and construction loans reflecting, among other things, the impact in 2015 of the $35 million increase in the general reserve for commercial loans extended to or guaranteed by the Puerto Rico government (excluding municipalities), reflecting both the migration of certain of these loans to adverse classification categories and a $19.2 million charge related to qualitative factor adjustments that stressed the historical loss rates applied to these loans, partially offset by lower loan loss recoveries and, the impact in 2015 of an $8.1 million reserve release adjustment for construction loans that reflected adjustments to the general reserve given the stabilization in the asset quality of land loans; (ii) an $11.7 million decrease in the provision for consumer loans, driven by lower charge-offs and loss severity rates and the overall decrease in the size of this portfolio; and (iii) a $5.3 million decrease in the adjusted provision for residential mortgage loans mainly related to lower delinquency levels, lower charges to the reserve for PCI loans, and the overall decrease in the size of this portfolio.

Refer to Basis of Presentation below for additional information and reconciliation of the provision for loan and lease losses in accordance with GAAP to the non-GAAP adjusted provision for loan and lease losses.

Net charge-offs totaled $118.0 million for the year ended December 31, 2017, or 1.33% of average loans, including a $10.7 million charge-off associated with the sale of the PREPA credit line. Net charge-offs for the year ended December 31, 2016 totaled $121.8 million, or 1.37% of average loans, including $4.6 million of net charge-offs related to the sale of a $16.3 million pool of non-performing assets.  Net charge-offs for the year ended December 31, 2015 totaled $153.7 million, or 1.68% of average loans, including $61.4 million of net charge-offs related to the bulk sale of assets in 2015. Adjusted net charge-offs that exclude from net charge-offs for 2017 the impact of the sale of the PREPA credit line, for 2016, the impact of the sale of the $16.3 million of non-performing assets, and for 2015, the impact of the bulk sale of assets are non-GAAP financial measures. Non-GAAP adjusted net charge-offs for 2017 amounted to $107.3 million, or 1.21% of average loans, a decrease of $9.9 million compared to non-GAAP adjusted net charge-offs of $117.2 million for 2016.  The decrease in 2017, compared to 2016, reflects reductions of $18.9 million, $9.7 million, and $4.9 million in adjusted charge-offs taken on commercial and industrial, consumer, and residential mortgage loans, respectively, partially offset by a $16.8 million increase in charge-offs taken on TDF commercial mortgage loans.  Refer to Basis of Presentation below for additional information about these non-GAAP financial measures. Also refer to the discussions under Provision for loan and lease losses and Risk Management below for an analysis of the allowance for loan and lease losses and non-performing assets and related ratios.

•          The Corporation recorded non-interest income of $62.4 million for the year ended December 31, 2017 compared to $88.0 million and $81.3 million for the years ended December 31, 2016 and 2015, respectively.  The decrease for 2017 compared to 2016 was primarily driven by: (i) a $6.9 million decrease in revenues from mortgage banking activities, primarily due to lower conforming loan origination and sales volume associated with both the drop in business activity in Puerto Rico and the Virgin Islands after the hurricanes and higher market interest rates; (ii) the effect in 2016 of a $6.1 million gain on sales of $198.7 million of U.S. agency MBS; (iii) a $5.9 million increase in OTTI charges on bonds of the GDB and the Puerto Rico Public Buildings Authority; (iv) a $2.9 million decrease in gains associated with repurchases and cancellations of trust-preferred securities; (v) the effect in 2016 of a $1.5 million gain from the recovery of a residual CMO previously written off; and (vi) the effect in 2016 of  brokerage and insurance commissions of $1.8 million, primarily related to the sale of large fixed annuities contracts.

The increase of $6.7 million for 2016 compared to 2015 was primarily driven by: (i) a $9.8 million decrease in OTTI charges on debt securities, primarily related to lower charges on bonds of the GDB and the Puerto Rico Public Buildings Authority; (ii) a $6.1 million gain on sales of $198.7 million of U.S. agency MBS in 2016; (iii) a $4.2 million gain on the repurchase and cancellation of $10 million in trust-preferred securities in 2016; (iv) a $3.2 million increase in revenues from the mortgage banking business, driven by higher gains on sales of residential mortgage loans in the secondary market associated with both a higher volume of sales and higher gain margins; (v) a $2.6 million increase in service charges on deposits primarily related to the implementation of new service and transactional fees on certain products in November 2015; (vi) a $2.2 million increase in insurance and broker-dealer commissions, primarily related to the sale of large fixed annuities contracts; and (viii) a $1.5 million gain from the recovery of a residual CMO previously written off.  These increases were partially offset by the effect in 2015 of the $13.4 million bargain purchase gain on assets acquired and liabilities assumed from Doral Bank and the effect in 2015 of a $7.0 million gain on the sale of merchant contracts.

•         Non-interest expenses for 2017 were $347.7 million compared to $355.1 million and $383.8 million for 2016 and 2015, respectively.  The decrease for 2017 compared to 2016 was primarily due to: (i) a $6.3 million decrease in the FDIC insurance premium expense, mainly related to the effect of reductions in brokered deposits and average assets, a strengthened capital position, and improved liquidity metrics; (ii) a $2.1 million decrease in the provision for unfunded loan commitments and letters of credit; (iii) a $0.8 million decrease in write-downs, loss on sales and expenses related to non-real estate repossessed assets; (iv) a $0.6 million decrease in communications-related matters such as telephone and postage expenses; (v) a $0.6 million decrease in taxes, other than income taxes, primarily related to decreases in the sales and use tax expense and in municipal license taxes in Puerto Rico; (vi) a $0.5 million decrease in losses from OREO operations, primarily reflecting a $1.8 million decrease in write-downs to the value of OREO properties, partially offset by a $1.2 million decrease in rental income from commercial OREO income-producing properties; and (vii) a $0.4 million decrease in credit and debit card processing expenses, primarily associated with a lower volume of transactions affected by the drop in business activity after the hurricanes in 2017.  These variances were partially offset by: (i) a $1.8 million increase in professional service fees, primarily reflecting higher consulting fees related to the implementation of new technology systems and higher outsourcing fees related to network services; (ii) a $1.5 million increase in occupancy and equipment costs, primarily due to higher electricity expenses, property taxes and rental expenses; (iii) a $1.1 million increase in business promotion expenses, reflecting the effect in 2016 of a $2.7 million adjustment recorded to reduce the credit card rewards program liability due to the expiration of reward points earned by customers up to September 2013 (the conversion date of the credit card portfolio acquired from FIA in May 2012) and costs of approximately $1.0 million related to hurricane relief efforts and assistance to employees incurred in 2017,  partially offset by a $1.3 million decrease associated with lower advertising and marketing-related activities. Adjusted non-interest expenses, which exclude Special Items, were $346.6 million for 2017, compared to adjusted non-interest expenses of $356.9 million in 2016.  Refer to Basis of Presentation below for additional information and reconciliation of this non-GAAP financial measure.

The decrease for 2016 compared to 2015 was primarily due to: (i) an $11.5 million decrease in total professional service fees, mainly driven by the effect in 2015 of several items, including, professional services fees of $3.7 million related to the acquisition and conversion of loan and deposit accounts acquired from Doral Bank to the FirstBank systems, $3.6 million of interim servicing costs related to loans and deposits acquired from Doral Bank, costs of $1.3 million related to special projects and strategic, stress testing and capital planning matters, professional service fees of $0.9 million directly related to the bulk sale of assets, and a $2.9 million decrease in collections, appraisals and other credit related professional service fees associated with lower costs on troubled loans resolution efforts; (ii) a $4.3 million decrease in losses on OREO operations, primarily reflecting decreases in write downs to the value of OREO properties and in OREO-operating expenses, including lower property taxes, and an increase in rental income; (iii) a $4.1 million decrease in occupancy and equipment costs reflecting reductions in depreciation, electricity and repairs expenses; (iv) a $3.9 million decrease in the FDIC insurance premium expense reflecting, among other things, a reduction in the initial base assessment rate, and reductions in brokered deposits and average assets; (v) a $3.8 million decrease in business promotion expenses, primarily due to lower costs associated with credit card and deposit reward programs, including the effect of the $2.7 million adjustment recorded during the fourth quarter of 2016 to reduce the credit card rewards liability due to the aforementioned expiration of reward points earned by customers up to September 2013;  and (vi) a $2.5 million decrease in processing expenses mainly due to the sale of merchant contracts in the fourth quarter of 2015. These variances were partially offset by a $2.5 million increase in taxes, other than income taxes, primarily due to the increase in the sales tax rate from 7% to 11.5%, effective in Puerto Rico since July 1, 2015 and the sales tax of 4% on designated professional services, effective in Puerto Rico since October, 1, 2015. Adjusted non-interest expenses, which exclude Special Items, were $356.9 million for 2016, compared to adjusted non-interest expenses of $375.8 million in 2015.  Refer to Basis of Presentation below for additional information and reconciliation of this non-GAAP financial measure.

•          For 2017, the Corporation recorded an income tax benefit of $5.0 million compared to income tax expense of $37.0 million and $6.4 million for 2016 and 2015, respectively. The income tax benefit recorded in 2017 was mostly attributable to the tax benefit related to storm-related charges to the provision for loan and lease losses and the $13.2 million tax benefit recorded as a result of the change in tax status of certain subsidiaries from taxable corporations to limited liability companies that have elected to be treated as partnerships for income tax purposes in Puerto Rico.   The increase in income tax expense for 2016, when compared to 2015, was mainly driven by higher taxable income, as the year 2015 was impacted by a pre-tax loss of $48.7 million on the bulk sale of assets. The effective tax rate for the year ended December 31, 2017 was (8%) compared to 28% and 23% for 2016 and 2015, respectively.  As of December 31, 2017, the Corporation had a net deferred tax asset of $294.8 million (net of a valuation allowance of $191.2 million, including a valuation allowance of $150.7 million against the deferred tax assets of the Corporation’s banking subsidiary, FirstBank). Refer to Income Taxes below for additional information.

•         As of December 31, 2017, total assets were approximately $12.3 billion, an increase of $338.8 million from December 31, 2016. The increase primarily reflects a $416.7 million increase in cash and cash equivalents, largely driven by the deposit build-up experienced after the hurricanes. The funds from the deposit build-up are being maintained at the Federal Reserve Bank cash account pending better information about the volatility of these funds.  This variance was partially offset by: (i) a $53.4 million decrease in total loans, before the allowance for loan and lease losses, primarily reflecting reductions of $293.3 million and $43.1 million in Puerto Rico and the Virgin Islands, respectively, including the sale of the PREPA credit line with a book value of $64 million at the time of sale, charge-offs of $30.8 million and cash collections of $10.2 million during 2017 on TDF commercial mortgage loans, the repayment of a $40.5 million commercial loan, the resolution of a $27.6 million non-performing commercial relationship in Puerto Rico, and a $74.9 million reduction in residential mortgage loans in Puerto Rico, partially offset by $283.0 million growth in the Florida region, primarily reflected in the commercial and residential loan portfolios; and (ii) a $26.2 million increase in the allowance for loan and lease losses driven by the establishment of the storm-related allowance amounting to $68.5 million as of December 31, 2017.  Refer to Financial Condition and Operating Data below for additional information.

•         As of December 31, 2017, total liabilities were $10.4 billion, an increase of $256.0 million, from December 31, 2016. The increase was mainly related to a $480.6 million increase in non-brokered deposits, reflecting increases of $363.9 million and $141.6 million in Puerto Rico and the Virgin Island regions, respectively, partially offset by a $24.8 million decrease in the Florida region.  A significant portion of the increase was in noninterest-bearing demand deposits, which grew 24%, or $349.5 million, which, in part, reflects the effect of storm-related factors such as the payment deferral programs and disaster relief funds.  In addition, FHLB advances increased by $45.0 million during 2017 reflecting increases in long-term FHLB advances as a source of funding for lending activities.  These variances were partially offset by a $289.2 million decrease in brokered CDs.   Refer to Risk Management – Liquidity and Capital Adequacy below for additional information about the Corporation’s funding sources.

•         As of December 31, 2017, the Corporation’s stockholders’ equity was $1.9 billion, an increase of $82.9 million from December 31, 2016.  The increase was mainly driven by the earnings generated in 2017, exclusive of the $12.2 million OTTI charge to earnings in 2017 and previously included as part of other comprehensive loss in total equity.  The Corporation’s Total Capital, Common equity Tier 1 Capital, Tier 1 Capital and Leverage ratios calculated under the Basel III rules were 22.53%, 18.96%, 18.97%, and 14.03%, respectively, as of December 31, 2017, compared to Total Capital, Common equity Tier 1 Capital, Tier 1 Capital and Leverage ratios of 21.34%, 17.74%, 17.74%, and 13.70%, respectively, as of December 31, 2016. The Corporation’s tangible common equity ratio increased to 14.65% as of December 31, 2017, from 14.34% as of December 31, 2016.  Refer to Risk Management – Capital below for additional information.

•         Total loan production, including purchases, refinancings and draws from existing revolving and non-revolving commitments, was $2.9 billion for each of the years ended December 31, 2017 and 2016, excluding the utilization activity on outstanding credit cards.  Similar levels were achieved despite the interruption and drop in business activity after the hurricanes as the declines observed in Puerto Rico and the Virgin Islands were almost entirely offset by increased volumes in the Florida region.  Total loan production in Puerto Rico and the Virgin Islands regions decreased in 2017, as compared to 2016, by $205.9 million and $48.4 million, respectively, offset by a $244.8 million increase in the Florida region primarily reflected in the commercial segment.

•         Total non-performing assets were $650.6 million as of December 31, 2017, a decrease of $83.9 million from December 31, 2016.  The decrease was primarily attributable to the sale of the Corporation’s participation in the PREPA credit line with a book value of $64 million at the time of sale, charge-offs of $30.8 million and cash collections of $10.2 million during 2017 on TDF commercial mortgage loans, the sale of non-performing bonds of the GDB and the Puerto Rico Public Buildings Authority with a book value at the time of sale of $23.0 million, the resolution of a $27.6 million non-performing commercial relationship in Puerto Rico, and a $7.3 million decrease in non-performing consumer loans.  As part of the aforementioned commercial relationship resolution, the Corporation received a cash payment of $12.8 million, recorded charge-offs of $3.5 million, and acquired collateral amounting to $10.6 million transferred to the OREO portfolio.

These variances were partially offset by the inflow to non-performing status in the third quarter of two large commercial relationships in Puerto Rico totaling $34.2 million, the inflow in the fourth quarter of seven storm-affected commercial credits, each individually in excess of $1 million and totaling $25.5 million, and an increase of $17.4 million in non-performing residential mortgage loans. As mentioned above, interruptions in regular collection efforts and loss mitigation efforts relating to Hurricanes Irma and Maria as well as the direct effect of the hurricanes on certain commercial credits adversely affected the non-performing residential and commercial loan statistics in the latter part of 2017.  Refer to Risk Management - Non-accruing and Non-performing Assets below for additional information.

•         Adversely classified commercial and construction loans held for investment decreased by $15.2 million to $474.2 million, or 3%, from $489.4 million as of December 31, 2016, driven by the reduction in non-performing loans discussed in the above bullet.

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

The Corporation evaluates the need for changes to the allowance by portfolio loan segments and classes of loans within certain of those portfolio segments. The Corporation combines loans with similar credit risk characteristics into the following portfolio segments: commercial mortgage, construction, commercial and industrial, residential mortgage, and consumer loans. Classes are usually disaggregations of the portfolio segments. The classes within the residential mortgage segment are residential mortgages guaranteed by the U.S. government and other residential loans.  The classes within the consumer portfolio are auto, finance lease, and other consumer loans. Other consumer loans mainly include unsecured personal loans, credit cards, home equity lines, lines of credits, and marine financing. The classes within the construction loan portfolio are land loans, construction of commercial projects, and construction of residential projects. The commercial mortgage and commercial and industrial segments are not further segmented into classes. The adequacy of the allowance for loan and lease losses is based on judgments related to the credit quality of each portfolio segment. These judgments consider ongoing evaluations of each portfolio segment, including such factors as the economic risks associated with each loan class, the financial condition of specific borrowers, the geography (Puerto Rico, Florida or the Virgin Islands), the level of delinquent loans, historical loss experience, the value of any collateral and, where applicable, the existence of any guarantees or other documented support.  In addition to the general economic conditions and other factors described above, additional factors considered include the internal risk ratings assigned to loans.  An internal risk rating is assigned to each commercial and construction loan at the time of approval and is subject to subsequent periodic review by the Corporation's senior management. The allowance for loan and lease losses is reviewed on a quarterly basis as part of the Corporation’s continued evaluation of its asset quality.

The allowance for loan and lease losses is increased through a provision for credit losses that is charged to earnings, based on the quarterly evaluation of the factors previously mentioned, and is reduced by charge-offs, net of recoveries.

The allowance for loan and lease losses consists of specific reserves based upon valuations of loans considered to be impaired, including loans modified in a TDR, and general reserves. A specific valuation allowance is established for individual impaired loans in the commercial mortgage, construction, and commercial and industrial portfolios and certain marine financings, residential mortgage loans, and home equity lines of credit, primarily when the collateral value of the loan (if the impaired loan is determined to be collateral dependent) or the present value of the expected future cash flows discounted at the loan’s effective rate is lower than the carrying amount of that loan. The loans within the commercial mortgage, construction, commercial and industrial portfolios and marine financings with a principal balance of $1 million or more are individually evaluated for impairment. Also, certain residential mortgage loans and home equity lines of credit are individually evaluated for impairment purposes based on their delinquency and loan to value levels. When foreclosure of a collateral dependent loan is probable, the impairment measure is based on the fair value of the collateral.  The fair value of the collateral is generally obtained from appraisals. Updated appraisals are obtained when the Corporation determines that loans are impaired and are generally updated annually thereafter according to the Corporation’s appraisal policy. In addition, appraisals and/or appraiser price opinions are also obtained for residential mortgage loans based on specific characteristics such as delinquency levels, age of the appraisal, and loan-to-value ratios.  The excess of the recorded investment in a collateral dependent loan over the resulting fair value of the collateral is charged-off when deemed uncollectible.

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

 The cash flow analysis for each residential mortgage pool is performed at the individual loan level and then aggregated to the pool level in determining the overall expected loss ratio. The model applies risk-adjusted prepayment curves, default curves, and severity curves to each loan in the pool. For loan restructuring pools, the present value of expected future cash flows under the new terms, at the loan’s effective interest rate, is taken into consideration. Additionally, estimates of default risk and prepayments related to loan restructurings are based on, among other things, the historical experience of these loans. Loss severity is affected by the expected house price scenario, which is based in part on recent house price trends. Default curves are used in the model to determine expected delinquency levels. The attributes that are most significant to the probability of default include present collection status (current, delinquent, in bankruptcy, in foreclosure stage), vintage, loan-to-values, and geography (Puerto Rico, Florida or the Virgin Islands).The estimates of the risk-adjusted timing of liquidations and associated costs are used in the model, and are risk-adjusted for the geographic area in which each property is located.

 For commercial loans, historical charge-off rates are calculated by the Corporation on a quarterly basis by tracking cumulative charge-offs experienced over a two-year loss period on loans according to their internal risk rating (referred to as the “base rate” for the quarter). The allowance is calculated using the base rate average of the last 8 quarters. A qualitative factor adjustment is applied to the base rate average utilizing a resulting factor derived from a set of risk-based ratings and weights assigned to credit and economic indicators over a reasonable period applied to a developed expected range of historical losses. This factor may be stressed to reflect other elements not reflected in the historical data underlying the loss estimates, such as the prolonged uncertainty surrounding how the Puerto Rico government might restructure its debt and other unprecedented measures implemented by the Puerto Rico government to deal with its fiscal condition.

Storm-related Allowance for Loan and Lease Losses

During 2017, management determined a separate qualitative element of the allowance to represent the estimate of inherent losses associated with the effect of Hurricanes Maria and Irma on the Corporation’s loan portfolios in Puerto Rico and the Virgin Islands. This qualitative element of the allowance was determined based on the estimated effect that the storms could have on current employment levels (e.g., an unemployment rate that significantly increases from current levels in Puerto Rico based on statistics observed in the aftermath of similar natural disasters in the U.S. mainland like Hurricane Katrina), economic activity in the Corporation’s geographic regions, and the time it could take for the affected regions to return to a more normalized operating environment.

The Corporation’s credit risk modeling framework used to determine the storm-related qualitative estimate is similar to the one used for benchmarking purposes as part of the annual Dodd-Frank Act Stress Testing (“DFAST”) regulatory exercise.  Models were developed following a regression modeling approach in which relationships between portfolio-level loss rates and key economic indicators were derived based on historical behavior.  These models went through an extensive model specification and selection process that resulted in the use of certain variables, such as the unemployment rate and the Puerto Rico Economic Activity Index, which showed the highest predictive power of potential losses in our outstanding loan portfolio.

For large commercial and construction loan relationships, loan officers performed individual reviews of the effect of the storms on these borrowers’ sources of repayment. These large relationships, that represent 80% of the outstanding balance of the Corporation’s commercial and construction loan portfolio, were analyzed and divided into three storm-affected categories (i.e. Low, Medium and High). Clients categorized as Low had no effect, or relatively insignificant effect, as a result of the storms. Clients in the Medium category had demonstrated that they had sufficient liquidity to satisfy their obligations, but the complexity of the insurance claim process may affect their primary or secondary sources of repayment. Finally, clients categorized as High could potentially have problems with their primary or secondary sources of repayment as they have a higher degree of uncertainty with respect to the timing of the insurance claim resolution, and the full reestablishment of their businesses is highly dependent on the timely receipt of insurance proceeds. Reserve levels were then recognized for these particular loans based on this stratification. For loans in the Low category, no additional qualitative storm-related reserve was calculated. For loans in the Medium and High categories, the Corporation stressed the general reserve loss factors applicable to these loans to reflect higher default probabilities not reflected in the historical data.

This review also resulted in downgrades in the credit risk classification of certain loans and their reserves were determined following the methodology applicable to criticized and adversely classified loans, as appropriate.

For commercial and construction loans not individually reviewed, as well as residential and consumer loans, the estimated loss associated with the storms was determined following the above-described qualitative storm-related model with resulting loss factors applied to the overall performing balance of each portfolio.

As a result of the aforementioned analyses, the Corporation recorded a provision of $71.3 million in 2017 associated with the storms. As of December 31, 2017, the storm-related allowance was $68.5 million (net of a $2.8 million charge-off taken in the fourth quarter of 2017).  Refer to Provision for Loan and Lease Losses below for additional information, including details about the storm-related allowance segregated by loans portfolio segments and geographic regions.

Charge-off of Uncollectible Loans - Net charge-offs consist of the unpaid principal balances of loans held for investment that the Corporation determines are uncollectible, net of recovered amounts. Charge-offs are recorded as a reduction to the allowance for loan and lease losses and subsequent recoveries of previously charged off amounts are credited to the allowance for loan and lease losses. Collateral dependent loans in the construction, commercial mortgage, and commercial and industrial loan portfolios are charged off to their net realizable value (fair value of collateral, less estimated costs to sell) when loans are considered to be uncollectible.  Within the consumer loan portfolio, auto loans and finance leases are reserved once they are 120 days delinquent and are charged off to their estimated net realizable value when the collateral deficiency is deemed uncollectible (i.e., when foreclosure/repossession is probable) or when the loan is 365 days past due.  Within the other consumer loan portfolios, closed-end loans are charged off when payments are 120 days in arrears, except small personal loans. Open-end (revolving credit) consumer loans, including credit card loans, and small personal loans are charged off when payments are 180 days in arrears. On a quarterly basis, residential mortgage loans that are 180 days delinquent and have an original loan-to-value ratio that is higher than 60% are reviewed and charged-off, as needed, to the fair value of the underlying collateral. Generally, all loans may be charged off or written down to the fair value of the collateral prior to the application of the policies described above if a loss-confirming event has occurred. Loss-confirming events include, but are not limited to, bankruptcy (unsecured), continued delinquency, or receipt of an asset valuation indicating a collateral deficiency when the asset is the sole source of repayment. The Corporation does not record charge-offs on PCI loans that are performing in accordance with or better than expectations as of the date of acquisition, as the fair value of these loans already reflects a credit component. The Corporation records charge-offs on PCI loans only if actual losses exceed estimated losses incorporated into the fair value recorded at acquisition and the amount is deemed uncollectible.

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

The impairment analysis of debt securities places special emphasis on the analysis of the cash position of the issuer and its cash and capital generation capacity, which could increase or diminish the issuer’s ability to repay its bond obligations, the length of time and the extent to which the fair value has been less than the amortized cost basis, any adverse change to the credit conditions and liquidity of the issuer, taking into consideration the latest information available about the financial condition of the issuer, credit ratings, the failure of the issuer to make scheduled principal or interest payments, recent legislation and government actions affecting the issuer’s industry, and actions taken by the issuer to deal with the economic climate. The Corporation also takes into consideration changes in the near-term prospects of the underlying collateral of a security, if any, such as changes in default rates, loss severity given default, and significant changes in prepayment assumptions and the level of cash flows generated from the underlying collateral, if any, supporting the principal and interest payments of the debt securities. OTTI must be recognized in earnings if the Corporation has the intent to sell the debt security or it is more likely than not that it will be required to sell the debt security before recovery of its amortized cost basis.  However, even if the Corporation does not expect to sell a debt security, it must evaluate expected cash flows to be received and determine if a credit loss has occurred.  An unrealized loss is generally deemed to be other-than-temporary and a credit loss is deemed to exist if the present value of the expected future cash flows is less than the amortized cost basis of the debt security.  The credit loss component of an OTTI, if any, is recorded as net impairment losses on debt securities in the statements of income, while the remaining portion of the impairment loss is recognized in OCI, net of taxes, and included as a component of stockholders’ equity provided the Corporation does not intend to sell the underlying debt security and it is more likely than not that the Corporation will not have to sell the debt security prior to recovery.  The previous amortized cost basis less the OTTI recognized in earnings is the new amortized cost basis of the investment. The new amortized cost basis is not adjusted for subsequent recoveries in fair value.  However, for debt securities for which OTTI was recognized in earnings, the difference between the new amortized cost basis and the cash flows expected to be collected is accreted as interest income as long as the security is not placed in non-accrual status. Debt securities held by the Corporation at year-end primarily consisted of securities issued by U.S. government-sponsored entities, bonds issued by the Puerto Rico government, and private label MBS. Given the explicit and implicit guarantees provided by the U.S. Federal government, the Corporation believes the credit risk in securities issued by the U.S. government-sponsored entities is low. The Corporation’s OTTI assessment was concentrated on Puerto Rico government debt securities and private label MBS. For further information, including methodology and assumptions used for the discounted cash flow analyses performed on these securities, refer to Note 6, “Investment Securities,” to the consolidated financial statements included in Item 8 of this form 10-K.

The impairment analysis of equity securities is performed and reviewed on an ongoing basis based on the latest financial information and any supporting research report made by a major brokerage firm.  This analysis is very subjective and based on, among other things, relevant financial data such as capitalization, cash flow, liquidity, systematic risk, and debt outstanding of the issuer. Management also considers the issuer’s industry trends, the historical performance of the stock and credit ratings, if applicable, as well as the Corporation’s intent to hold the security for an extended period. If management believes there is a low probability of recovering the book value in a reasonable time frame, it records an impairment by writing the security down to its market value. As previously mentioned, equity securities are monitored on an ongoing basis but special attention is given to those securities that have experienced a decline in fair value for six months or more.  An impairment charge is generally recognized when the fair value of an equity security has remained significantly below cost for a period of 12 consecutive months or more.  The Corporation’s holding of equity securities on its available for sale portfolio amounted to $0.4 million.

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

Under the Puerto Rico Internal Revenue Code of 2011, as amended (the “2011 PR Code”), the Corporation and its subsidiaries are treated as separate taxable entities and are not entitled to file consolidated tax returns and, thus, the Corporation is generally not able to utilize losses from one subsidiary to offset gains in another subsidiary. Accordingly, in order to obtain a tax benefit from a net operating loss (“NOL”), a particular subsidiary must be able to demonstrate sufficient taxable income within the applicable NOL carry-forward period. The 2011 PR Code allows entities organized as limited liability companies to perform an election to become a non-taxable “pass-through” entity and utilize losses to offset income from other “pass-through” entities, subject to certain limitations, with the remaining net income passing-through to its partner entities. The 2011 PR Code also provides a dividend received deduction of 100% on dividends received from “controlled” subsidiaries subject to taxation in Puerto Rico and 85% on dividends received from other taxable domestic corporations.

The Corporation has maintained an effective tax rate lower than the maximum statutory rate mainly by investing in government obligations and mortgage-backed securities exempt from U.S. and Puerto Rico income taxes and by doing business through an International Banking Entity (“IBE”) unit of the Bank, and through the Bank’s subsidiary, FirstBank Overseas Corporation, whose interest income and gain on sales is exempt from Puerto Rico income taxation. The IBE and FirstBank Overseas Corporation were created under the International Banking Entity Act of Puerto Rico, which provides for total Puerto Rico tax exemption on net income derived by IBEs operating in Puerto Rico on the specific activities identified in the IBE Act. An IBE that operates as a unit of a bank pays income taxes at the corporate standard rate to the extent that the IBE’s net income exceeds 20% of the bank’s total net taxable income.

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

During 2017, management reassessed the need for a valuation allowance and concluded, based upon the assessment of all positive and negative evidence, that it is more likely than not that FirstBank will generate sufficient taxable income within the applicable NOL carry-forward periods to realize $294.7 million of its deferred tax assets. The positive evidence considered by management to assess on the adequacy of the valuation allowance as of December 31, 2017 included factors such as: FirstBank’s three-year cumulative gain position; forecasts of future profitability under several potential scenarios that support the partial utilization of NOLs prior to their expiration between 2021 through 2024; and three consecutive years of taxable income. These factors demonstrate demand for FirstBank’s products and services and improvements in credit quality measures that have resulted in reduced credit exposures, and have resulted in improvements in both sustainability of profitability and management’s ability to forecast future losses. The negative evidence considered by management includes: consideration of the uncertainty surrounding the future economic conditions of the hurricane-affected areas, its probable effects on the loan portfolios’ credit quality, the uncertainty related to the Puerto Rico government’s financial condition, and the still elevated levels of non-performing assets.

The authoritative accounting guidance prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken on income tax returns.  Under this guidance, income tax benefits are recognized and measured based on a two-step analysis: 1) a tax position must be more likely than not to be sustained based solely on its technical merits in order to be recognized; and 2) the benefit is measured at the largest dollar amount of that position that is more likely than not to be sustained upon settlement. The difference between the benefit recognized in accordance with this analysis and the tax benefit claimed on a tax return is referred to as an unrecognized tax benefit (“UTB”). As of December 31, 2017, the Corporation did not have UTBs recorded on its books.

Refer to Note 27, “Income Taxes,” to the consolidated financial statements for the year ended December 31, 2017 included in Item 8 of this Form 10-K, for further information related to Income Taxes.

Investment Securities Classification and Related Values

Management determines the appropriate classification of debt and equity securities at the time of purchase. Debt securities are classified as held to maturity when the Corporation has the intent and ability to hold the securities to maturity. Held-to-maturity (“HTM”) securities are stated at amortized cost. Debt and equity securities are classified as trading when the Corporation has the intent to sell the securities in the near term. Debt and equity securities classified as trading securities, if any, are reported at fair value, with unrealized gains and losses included in earnings. Debt and equity securities not classified as HTM or trading, except for equity securities that do not have readily available fair values, are classified as available for sale (“AFS”). AFS securities are reported at fair value, with unrealized gains and losses excluded from earnings and reported net of deferred taxes in accumulated OCI (a component of stockholders’ equity), and do not affect earnings until realized or are deemed to be other-than-temporarily impaired. New accounting guidance with respect to the accounting for equity securities effective beginning on January 1, 2018, requires the measurement of equity investments at fair value through net income, with certain exceptions, thus, eliminating eligibility for the current available-for-sale category.  Investments in equity securities that do not have publicly or readily determinable fair values are classified as other equity securities in the statement of financial condition and carried at the lower of cost or realizable value. The assessment of fair value applies to certain of the Corporation’s assets and liabilities, including the investment portfolio. Fair values are volatile and are affected by factors such as market interest rates, the rates at which prepayments occur and discount rates.

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

Private label MBS are collateralized by fixed-rate mortgages on single-family residential properties in the U.S.; the interest rate on the securities is variable, tied to 3-month LIBOR and limited to the weighted-average coupon of the underlying collateral. The market valuation represents the estimated net cash flows over the projected life of the pool of underlying assets applying a discount rate that reflects market observed floating spreads over LIBOR, with a widening spread based on a nonrated security. The market valuation is derived from a model that utilizes relevant assumptions such as the prepayment rate, default rate, and loss severity on a loan level basis. The Corporation modeled the cash flow from the fixed-rate mortgage collateral using a static cash flow analysis according to collateral attributes of the underlying mortgage pool (i.e., loan term, current balance, note rate, rate adjustment type, rate adjustment frequency, rate caps, and others) in combination with prepayment forecasts based on historical portfolio performance. The variable cash flow of the security is modeled using the 3-month LIBOR forward curve. Loss assumptions were driven by the combination of default and loss severity estimates, using an asset-level risk assessment method taking into account loan credit characteristics (loan-to-value, state jurisdiction, delinquency, property type and pricing behavior, and other factors) to provide an estimate of default and loss severity.

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

A credit spread is considered for those derivative instruments that are not secured. The cumulative mark-to-market effect of credit risk in the valuation of derivative instruments in 2017, 2016 and 2015 was immaterial.

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

Non-Performing and Past-Due Loans - Loans on which the recognition of interest income has been discontinued are designated as non-performing.  Loans are classified as non-performing when they are 90 days past due for interest and principal, with the exception of residential mortgage loans guaranteed by the Federal Housing Administration (the “FHA”) or the Veterans Administration (the “VA”) and credit cards. It is the Corporation’s policy to report delinquent mortgage loans insured by the FHA or guaranteed by the VA as loans past due 90 days and still accruing as opposed to non-performing loans since the principal repayment is insured. However, the Corporation discontinues the recognition of income for FHA/VA loans when such loans are over 15 months delinquent. As permitted by regulatory guidance issued by the Federal Financial Institutions Examination Council (“FFIEC”), credit card loans are generally charged off in the period in which the account becomes 180 days past due. Credit card loans continue to accrue finance charges and fees until charged off at 180 days. Loans generally may be placed on non-performing status prior to when required by the policies described above when the full and timely collection of interest or principal becomes uncertain (generally based on an assessment of the borrower’s financial condition and the adequacy of collateral, if any). When a loan is placed on non-performing status, any accrued but uncollected interest income is reversed and charged against interest income and amortization of any net deferred fees is suspended. Interest income on non-performing loans is recognized only to the extent it is received in cash. However, when there is doubt regarding the ultimate collectability of loan principal, all cash thereafter received is applied to reduce the carrying value of such loans (i.e., the cost recovery method). Generally, the Corporation returns a loan to accrual status when all delinquent interest and principal becomes current under the terms of the loan agreement, or after a sustained period of repayment performance (6 months) and the loan is well secured and in the process of collection, and full repayment of the remaining contractual principal and interest is expected. PCI loans are not reported as non-performing as these loans were written down to fair value at the acquisition date and the accretable yield is recognized in interest income over the remaining life of the loans. Loans that are past due 30 days or more as to principal or interest are considered delinquent, with the exception of residential mortgage, commercial mortgage, and construction loans, which are considered past due when the borrower is in arrears on two or more monthly payments.

Impaired Loans - A loan is considered impaired when, based upon current information and events, it is probable that the Corporation will be unable to collect all amounts due (including principal and interest) according to the contractual terms of the loan agreement, or the loan has been modified in a TDR. Loans with insignificant delays or insignificant shortfalls in the amounts of payments expected to be collected are not considered to be impaired. The Corporation evaluates individually for impairment those loans in the construction, commercial mortgage, commercial and industrial, and marine financing portfolios with a principal balance of $1 million or more. Loans in the construction, commercial mortgage, and commercial and industrial portfolios that originally met the Corporation’s threshold for impairment evaluation but due to charge-offs or payments are currently below the $1 million threshold and are still 90 days past due, except TDR’s, are accounted for under the Corporation’s general reserve. Although the authoritative accounting guidance for a specific impairment of a loan excludes large groups of smaller balance homogeneous loans that are collectively evaluated for impairment (e.g., mortgage and consumer loans), it specifically requires that loan modifications considered TDRs be analyzed under its provisions. The Corporation also evaluates for impairment purposes certain residential mortgage loans and home equity lines of credit with high delinquency and loan to value levels. Held-for-sale loans are not reported as impaired, as these loans are recorded at the lower of cost or fair value.

The Corporation generally measures impairment and the related specific allowance for individually impaired loans based on the difference between the recorded investment of the loan and the present value of the loans’ expected future cash flows, discounted at the effective original interest rate of the loan at the time of modification, or the loan’s observable market price. If the loan is collateral dependent, the Corporation measures impairment based upon the fair value of the underlying collateral, instead of discounted cash flows, regardless of whether foreclosure is probable. Loans are identified as collateral dependent if the repayment is expected to be provided solely by the underlying collateral, through liquidation or operation of the collateral. When the fair value of the collateral is used to measure impairment on an impaired collateral-dependent loan and repayment or satisfaction of the loan is dependent on the sale of the collateral, the fair value of the collateral is adjusted to consider estimated costs to sell. If repayment is dependent only on the operation of the collateral, the fair value of the collateral is not adjusted for estimated costs to sell. If the fair value of the loan is less than the recorded investment, the Corporation recognizes impairment by either a direct write-down or establishing a specific allowance for the loan or by adjusting the specific allowance for the impaired loan. For an impaired loan that is collateral dependent, charge-offs are taken in the period in which the loan, or a portion of the loan, is deemed uncollectible, and any portion of the loan that is not charged off is adversely credit-risk rated at a level no worse than substandard.

A restructuring of a loan constitutes a TDR if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. TDR loans typically result from the Corporation’s loss mitigation activities and the modification of residential mortgage loans in accordance with guidelines similar to those of the U.S. government’s Home Affordable Modification Program, and could include rate reductions to a rate that is below market on the loan, principal forgiveness, term extensions, payment forbearance, refinancing of any past-due amounts, including interest, escrow, and late charges and fees, and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of collateral. Residential mortgage loans for which a binding offer to restructure has been extended are also classified as TDR loans. PCI loans are not classified as TDR loans.

TDR loans are classified as either accrual or nonaccrual. Loans in accrual status may remain in accrual status when their contractual terms have been modified in a TDR if the loans had demonstrated performance prior to the restructuring and payment in full under the restructured terms is expected. Otherwise, a loan on nonaccrual status and restructured as a TDR will remain on nonaccrual status until the borrower demonstrates a sustained period of performance (generally six consecutive months of payments, inclusive of consecutive payments made prior to the modification), and there is evidence that such payments can and are likely to continue as agreed. Refer to Note 9, “Loans Held for Investment,” to the consolidated financial statements for the year ended December 31, 2017, included in Item 8 of this Form 10-K, for additional qualitative and quantitative information about TDR loans.

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

The evaluation of mortgage and consumer loans for restructurings includes an evaluation of the client’s disposable income and credit report, the value of the property, the loan-to-value relationship, and certain other client-specific factors that have affected the borrower’s ability to make timely principal and interest payments on the loan. In connection with residential and consumer restructurings, a nonperforming loan will be returned to accrual status when current as to principal and interest, under the revised terms, and upon sustained historical repayment performance.

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

With respect to the restructuring of a loan into two new loan notes, or loan splits, generally, Note A of a loan split is restructured under market terms, and Note B is fully charged off.  If Note A is in compliance with the restructured terms in years following the restructuring, Note A will be removed from the TDR classification and will continue to be individually evaluated for impairment.

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

Loans held for sale

Loans that the Corporation intends to sell or that the Corporation does not have the ability and intent to hold for the foreseeable future are classified as held-for-sale loans. Loans held for sale are stated at the lower of aggregate cost or fair value.  Generally, the loans held-for-sale portfolio consists of conforming residential mortgage loans that the Corporation intends to sell to GNMA and government-sponsored entities (“GSEs”), such as FNMA and FHLMC.  Generally, residential mortgage loans held for sale are valued on an aggregate portfolio basis and the value is primarily derived from quotations based on the mortgage-backed securities market. The amount by which cost exceeds market value in the aggregate portfolio of loans held for sale, if any, is accounted for as a valuation allowance with changes therein included in the determination of net income and reported as part of mortgage banking activities in the consolidated statements of income. Loan costs and fees are deferred at origination and are recognized in income at the time of sale. The fair value of commercial and construction loans held for sale is primarily derived from external appraisals with changes in the valuation allowance reported as part of other non-interest income in the consolidated statements of income.

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

Results of Operations

Net Interest Income

Net interest income is the excess of interest earned by First BanCorp. on its interest-earning assets over the interest incurred on its interest-bearing liabilities.  First BanCorp.’s net interest income is subject to interest rate risk due to the repricing and maturity mismatch of the Corporation’s assets and liabilities.  Net interest income for the year ended December 31, 2017 was $491.6 million, compared to $484.1 million and $502.3 million for 2016 and 2015, respectively.  On a tax-equivalent basis and excluding the changes in the fair value of derivative instruments, net interest income for the year ended December 31, 2017 was $505.3 million compared to $497.4 million and $520.0 million for 2016 and 2015, respectively.

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

Part I
	Average volume			Interest income(1) / expense			Average rate(1)
Year Ended December 31,	2017	2016	2015	2017	2016	2015	2017	2016	2015
(Dollars in thousands)
Interest-earning assets:
Money market and other
short-term investments	$416,578	$667,838	$775,848	$4,614	$3,365	$2,148	1.11%	0.50%	0.28%
Government obligations (2)	687,076	746,890	636,734	17,918	20,849	20,560	2.61%	2.79%	3.23%
Mortgage-backed securities	1,278,968	1,357,518	1,489,423	42,476	38,072	44,909	3.32%	2.80%	3.02%
FHLB stock	40,458	31,449	26,522	2,105	1,454	1,075	5.20%	4.62%	4.05%
Other investments	2,702	1,963	777	8	8	-	0.30%	0.41%	0.00%
Total investments (3)	2,425,782	2,805,658	2,929,304	67,121	63,748	68,692	2.77%	2.27%	2.34%

Residential mortgage loans	3,260,715	3,302,519	3,272,464	174,524	180,051	181,400	5.35%	5.45%	5.54%
Construction loans	140,038	143,095	169,666	4,898	5,225	6,357	3.50%	3.65%	3.75%
Commercial and industrial and commercial
mortgage loans	3,723,356	3,694,988	3,821,843	174,666	160,329	162,496	4.69%	4.34%	4.25%
Finance leases	242,303	229,632	228,709	17,538	17,349	18,259	7.24%	7.56%	7.98%
Consumer loans	1,480,265	1,526,475	1,670,245	166,107	171,858	186,120	11.22%	11.26%	11.14%
Total loans (4)(5)	8,846,677	8,896,709	9,162,927	537,733	534,812	554,632	6.08%	6.01%	6.05%
Total interest-earning
assets	$11,272,459	$11,702,367	$12,092,231	$604,854	$598,560	$623,324	5.37%	5.11%	5.15%

Interest-bearing liabilities:
Interest-bearing checking
accounts	$1,116,273	$1,073,821	$1,096,087	$4,566	$4,914	$5,440	0.41%	0.46%	0.50%
Savings accounts	2,394,708	2,503,047	2,533,689	12,520	12,392	13,660	0.52%	0.50%	0.54%
Certificates of deposit	2,397,443	2,367,874	2,294,939	30,277	28,068	25,246	1.26%	1.19%	1.10%
Brokered CDs	1,296,479	1,805,443	2,428,185	19,174	21,928	24,904	1.48%	1.21%	1.03%
Interest-bearing deposits	7,204,903	7,750,185	8,352,900	66,537	67,302	69,250	0.92%	0.87%	0.83%
Other borrowed funds	514,035	833,283	997,615	19,195	27,908	29,882	3.73%	3.35%	3.00%
FHLB advances	680,975	460,861	349,027	11,140	5,964	4,171	1.64%	1.29%	1.20%
Total interest-bearing
liabilities	$8,399,913	$9,044,329	$9,699,542	$96,872	$101,174	$103,303	1.15%	1.12%	1.07%
Net interest income				$507,982	$497,386	$520,021
Interest rate spread							4.22%	3.99%	4.08%
Net interest margin							4.51%	4.25%	4.30%

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
(5)

Interest income on loans includes $6.7 million, $9.9 million and $10.8 million for 2017, 2016 and 2015, respectively, of income from prepayment penalties and late fees related to the Corporation’s loan portfolio.

Part II

	2017 Compared to 2016			2016 Compared to 2015
	Increase (decrease)			Increase (decrease)
	Due to:			Due to:
	Volume	Rate	Total	Volume	Rate	Total
(In thousands)
Interest income on interest-earning
assets:
Money market and other
short-term investments	$(2,024)	$3,273	$1,249	$(422)	$1,639	$1,217
Government obligations	(1,609)	(1,322)	(2,931)	3,316	(3,027)	289
Mortgage-backed securities	(2,406)	6,810	4,404	(3,822)	(3,015)	(6,837)
FHLB stock	453	198	651	216	163	379
Other investments	3	(3)	-	-	8	8
Total investments	(5,583)	8,956	3,373	(712)	(4,232)	(4,944)
Residential mortgage loans	(2,262)	(3,265)	(5,527)	1,652	(3,001)	(1,349)
Construction loans	(110)	(217)	(327)	(974)	(158)	(1,132)
Commercial and idustrial and commercial
mortgage loans	1,240	13,097	14,337	(5,449)	3,282	(2,167)
Finance leases	937	(748)	189	72	(982)	(910)
Consumer loans	(5,187)	(564)	(5,751)	(16,104)	1,842	(14,262)
Total loans	(5,382)	8,303	2,921	(20,803)	983	(19,820)
Total interest income	$(10,965)	$17,259	$6,294	$(21,515)	$(3,249)	$(24,764)
Interest expense on interest-bearing
liabilities:
Brokered CDs	$(6,854)	$4,100	$(2,754)	$(6,975)	$3,999	$(2,976)
Other interest-bearing deposits	(284)	2,273	1,989	150	878	1,028
Other borrowed funds	(11,307)	2,594	(8,713)	(5,213)	3,239	(1,974)
FHLB advances	3,333	1,843	5,176	1,424	369	1,793
Total interest expense	(15,112)	10,810	(4,302)	(10,614)	8,485	(2,129)
Change in net interest income	$4,147	$6,449	$10,596	$(10,901)	$(11,734)	$(22,635)

Portions of the Corporation’s interest-earning assets, mostly investments in obligations of some U.S. government agencies and sponsored entities, generate interest that is exempt from income tax, principally in Puerto Rico. Also, interest and gains on sales of investments held by the Corporation’s IBEs are tax-exempt under the Puerto Rico tax law (refer to Income Taxes below for additional information). To facilitate the comparison of all interest data related to these assets, the interest income has been converted to an adjusted taxable equivalent basis. The tax equivalent yield was estimated by dividing the interest rate spread on exempt assets by 1 less the Puerto Rico statutory tax rate as adjusted for changes to enacted tax rates (39.0%) and adding to it the average cost of interest-bearing liabilities. The computation considers the interest expense disallowance required by Puerto Rico tax law.

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

The following table reconciles net interest income in accordance with GAAP to net interest income, excluding valuations, and net interest income on an adjusted tax-equivalent basis for the last three years. The table also reconciles net interest spread and net interest margin on a GAAP basis to these items excluding valuations, and on an adjusted tax-equivalent basis:

	Year Ended December 31,
	2017	2016	2015
(Dollars in thousands)
Interest income - GAAP	$588,423	$585,292	$605,569
Unrealized loss (gain) on derivative instruments	2	-	(139)
Interest income excluding valuations	588,425	585,292	605,430
Tax-equivalent adjustment	16,429	13,268	17,894
Interest income on a tax-equivalent basis excluding
valuations	604,854	598,560	623,324
Interest expense - GAAP	96,872	101,174	103,303

Net interest income - GAAP	$491,551	$484,118	$502,266

Net interest income excluding valuations - Non-GAAP	$491,553	$484,118	$502,127

Net interest income on a tax-equivalent basis
excluding valuations - Non-GAAP	$507,982	$497,386	$520,021
Average Balances
Loans and leases	$8,846,677	$8,896,709	$9,162,927
Total securities, other short-term investments and interest-bearing cash balances	2,425,782	2,805,658	2,929,304
Average interest-earning assets	$11,272,459	$11,702,367	$12,092,231

Average interest-bearing liabilities	$8,399,913	$9,044,329	$9,699,542
Average Yield/Rate
Average yield on interest-earning assets - GAAP	5.22%	5.00%	5.01%
Average rate on interest-bearing liabilities - GAAP	1.15%	1.12%	1.07%
Net interest spread - GAAP	4.07%	3.88%	3.94%
Net interest margin - GAAP	4.36%	4.14%	4.15%

Average yield on interest-earning assets
excluding valuations - Non-GAAP	5.22%	5.00%	5.01%
Average rate on interest-bearing liabilities	1.15%	1.12%	1.07%
Net interest spread excluding
valuations - Non-GAAP	4.07%	3.88%	3.94%
Net interest margin excluding
valuations - Non-GAAP	4.36%	4.14%	4.15%

Average yield on interest-earning assets on a tax-equivalent
basis and excluding valuations - Non-GAAP	5.37%	5.11%	5.15%
Average rate on interest-bearing liabilities	1.15%	1.12%	1.07%
Net interest spread on a tax-equivalent basis and excluding
valuations - Non-GAAP	4.22%	3.99%	4.08%
Net interest margin on a tax-equivalent basis and excluding
valuations - Non-GAAP	4.51%	4.25%	4.30%

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

2017 compared to 2016

Net interest income for the year ended December 31, 2017 amounted to $491.6 million, an increase of $7.4 million, when compared to $484.1 million in 2016.  The $7.4 million increase in net interest income was primarily due to:

•         A $12.5 million increase in interest income on commercial and construction loans primarily related to both the upward repricing of variable-rate commercial loans and the growth of the performing commercial portfolios, primarily in the Florida region.

•         A $4.3 million decrease in interest expense driven by: (i) a $9.3 million decrease in interest expense on repurchase agreements, primarily reflecting the full-year effect of the repayments of repurchase agreements totaling $400 million that matured during the third and fourth quarter of 2016 and carried an average cost of 3.35%; and (ii) a $ 2.8 million decrease in interest expense on brokered CDs, primarily related to a $509.0 million decrease in the average volume that offset higher costs on new issuances. During 2017, the Corporation repaid $803.6 million of maturing brokered CDs with an all-in cost of 1.12% and new issuances amounted to $514.0 million with an all-in cost of 1.70%.

The aforementioned variances were partially offset by: (i) a $5.2 million increase in interest expense on FHLB advances, reflecting the increases in the proportion of long - and short-term FHLB advances used to fund lending activities and the effect of higher market interest rates; (ii) an increase of  $2.0 million  in interest expense on non-brokered interest-bearing deposits reflecting, among other things, a higher proportion of time deposits to total deposits, the renewal of retail CDs at longer terms, and higher market interest rates in 2017; and (iii) an increase of $0.6 million in interest expense related to the upward repricing of floating-rate junior subordinated debentures.

•         A $1.2 million increase in interest income from deposits maintained at the Federal Reserve Bank due to increases in the Federal Funds’ target rate in 2017 and late in 2016.

•         A $0.2 million increase in interest income on investment securities driven by a $2.1 million increase in interest income on U.S. agency MBS, primarily due to a lower premium amortization expense resulting from lower prepayment rates in 2017 and a $0.7 million increase in FHLB dividend income.  These variances were partially offset by an adverse impact of approximately $1.7 million related to the aforementioned bonds of the GDB and the Puerto Rico Public Buildings Authority for which recognition of interest income was discontinued during the third quarter of 2016, and the effect in 2016 of discount accretions totaling $0.8 million related to $72.4 million of U.S. agencies debt securities called prior to maturity.

Partially offset by:

•         A $5.6 million decrease in interest income on consumer loans and finance leases mainly attributable to the decrease of $33.5 million in the average balance of this portfolio, primarily auto loans, and, to a lesser extent, the effect of a $1.4 million decrease in late payment fees as the Corporation did not assess late charges during the fourth quarter of 2017 to customers affected by Hurricanes Irma and Maria that qualified for the three-month payment deferral program established by the Corporation after the hurricanes.

•         A $5.3 million decrease in interest income on residential mortgage loans reflecting the effect of both a higher level of inflows of residential mortgage loans to non-performing status and a $41.8 million decrease in the average balance of this portfolio.

The net interest margin increased by 22 basis points to 4.36% for 2017, compared to 4.14% for 2016, driven by the aforementioned upward repricing of commercial and construction loans, the decrease in U.S. agency MBS premium amortization expense, and the benefit of the overall lower level of liquidity that reflects the effect of cash balances used for the repayment of high-cost repurchase agreements that matured during the second half of 2016.

On an adjusted tax-equivalent basis, net interest income for the year ended December 31, 2017 increased by $10.6 million to $508.0 million, when compared to 2016.  In addition to the facts discussed above, the tax equivalent adjustment increased by $3.2 million during 2017, as compared to 2016, primarily in connection with the increase in interest income on U.S. agency MBS held by the IBE subsidiary First Bank Overseas and higher income on tax-exempt commercial loans.

2016 compared to 2015

Net interest income for the year ended December 31, 2016 amounted to $484.1 million, a decrease of $18.1 million, when compared to $502.3 million in 2015.  The $18.1 million decrease in net interest income was primarily due to:

•         A $15.2 million decrease in interest income on consumer loans and finance leases, mainly attributable to the decrease of $142.8 million in the average balance of this portfolio, primarily auto loans.

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

•          A $1.2 million increase in interest income on interest-bearing cash and cash equivalent balances due to increases in federal fund rates late in 2015 and 2016.

The net interest margin decreased slightly to 4.14% for the year ended December 31, 2016 compared to 4.15% for 2015, driven by lower yields on investment securities, higher funding costs and the decrease in size of the consumer loans portfolio.

On an adjusted tax-equivalent basis, net interest income for the year ended December 31, 2016 decreased $22.6 million to $497.4 million when compared to 2015. In addition to the facts discussed above, the decrease for the 2016 period also includes a reduction of $4.6 million in the tax-equivalent adjustment attributable to a lower volume of tax-exempt assets.

 Provision for Loan and Lease Losses

The provision for loan and lease losses is charged to earnings to maintain the allowance for loan and lease losses at a level that the Corporation considers adequate to absorb probable losses inherent in the portfolio. The adequacy of the allowance for loan and lease losses is also based upon a number of additional factors, including trends in charge-offs and delinquencies, current economic conditions, the fair value of the underlying collateral and the financial condition of the borrowers, and, as such, includes amounts based on judgments and estimates made by the Corporation. Important factors that influence this judgment are re-evaluated quarterly to respond to changing conditions.

As described above in Natural Disasters Affecting First BanCorp. in 2017, two strong hurricanes affected the Corporation’s service areas during September 2017.  These hurricanes caused widespread property damage, flooding, power outages, and water and communication service interruptions, and severely disrupted normal economic activity in the affected areas.

Damages associated with these storm-related events will have significant short-term economic repercussions, both positive and negative, for the Corporation’s commercial and individual loan customers in the most severely affected parts of Puerto Rico and the Virgin Islands. While these events have affected certain asset quality metrics, including higher delinquencies and non-performing loans, the hurricanes’ ultimate effect on loan collection is uncertain.

By the end of 2017, loan officers performed individual reviews of the effect of the hurricanes on large commercial and construction loan relationships. These large relationships, that represent 80% of the outstanding balance of the Corporation’s commercial and construction portfolio, were analyzed and divided into three storm-affected categories (i.e. Low, Medium, and High). Clients categorized as Low had no effect, or relatively insignificant effect, as a result of the storms. Clients in the Medium category had demonstrated that they had sufficient liquidity to satisfy their obligations, but the complexity of the insurance claim process may affect their primary or secondary source of repayment. Finally, clients categorized as High could potentially have problems with their primary or secondary sources of repayment as they have a higher degree of uncertainty with respect to the timing of the insurance claim resolution, and the full reestablishment of their businesses is highly dependent on the timely receipt of insurance claims proceeds. Reserve levels were then recognized for these particular loans based on this stratification. For loans in the Low category, no additional qualitative storm-related reserve was calculated. For loans in the Medium and High risk categories, the Corporation stressed the general reserve loss factors applicable to these loans to reflect higher default probabilities not reflected in the historical data.

This review also resulted in downgrades in the credit risk classification of certain loans and their reserves were determined following the methodology applicable to criticized and adversely classified loans, as appropriate.

The detailed review process applied to large commercial and constructions loans was not logistically feasible for the residential mortgage and consumer loans. Residential and consumer loans are underwritten principally on income streams, with collateral viewed as a second source of repayment. The effect of the hurricanes varies widely within the residential and consumer portfolio, with some individual borrowers experiencing the devastation of loss of both home and employment and others with both homes and jobs intact. Properties used as collateral generally require insurance minimizing the potential loss from property damages.

For residential and consumer loans, as well as commercial and construction loans not individually reviewed, management determined a separate qualitative element of the allowance to represent the estimate of inherent losses associated with the effect of Hurricanes Maria and Irma on the Corporation’s loan portfolio in Puerto Rico and the Virgin Islands.  This estimate is judgmental and subject to changes as conditions evolve. The qualitative element of the allowance was determined based on the estimated effect that the storms could have on current employment levels (e.g., an unemployment rate that significantly increases from current levels in Puerto Rico based on statistics observed in the aftermath of similar natural disasters in the U.S. mainland like Hurricane Katrina), economic activity in the Corporation’s geographic regions, and the time it could take for the affected regions to return to a more normalized operating environment.

The Corporation’s credit risk modeling framework used to determine the storm-related qualitative estimate is similar to the one used for benchmarking purposes as part of the annual DFAST regulatory exercise.  Models were developed following a regression modeling approach in which relationships between portfolio-level loss rates and key economic indicators were derived based on historical behavior.  These models went through an extensive model specification and selection process that resulted in the use of certain variables, such as the unemployment rate and the Puerto Rico Economic Activity Index, which showed the highest predictive power of potential losses in the Corporation’s outstanding loan portfolio.

As a result of the aforementioned analyses, the Corporation recorded a provision of $71.3 million in 2017 associated with the storms. As of December 31, 2017, the storm-related allowance was $68.5 million (net of a $2.8 million charge-off taken in the fourth quarter of 2017), composed of $62.9 million for Puerto Rico and $5.6 million for the Virgin Islands. On a portfolio basis, the storm-related allowance as of December 31, 2017 was composed of: (i) a $14.6 million storm-related allowance for residential mortgage loans; (ii) a $15.9 million storm-related allowance for commercial and industrial loans; (iii) a $12.1 million storm-related allowance for commercial mortgage loans; (iv) a $0.9 million storm-related allowance for construction loans; and (v) a $25.0 million storm-

related allowance for consumer loans. As the Corporation acquires additional information on overall economic prospects in the storm-affected areas and the performance of consumer credits that had been under payment deferral programs and obtains further assessments of individual borrowers, the loss estimate will be revised as needed.

For the year ended December 31, 2017, the Corporation recorded a provision for loan and lease losses of $144.3 million, compared to $86.7 million in 2016 and $172.0 million in 2015.  The provisions for the years ended December 31, 2017, 2016 and 2015 includes the aforementioned $71.3 million charge in 2017 related to the estimate of inherent losses resulting from the effect of the storms, a $0.6 million charge in connection with the sale of the PREPA credit line in 2017, a $1.8 million charge associated with the sale of the $16.3 million pool of non-performing assets in 2016, and the charge of $46.9 million associated with the bulk sale of assets completed during the second quarter of 2015.  Refer to Note 9, “Loans Held for Investment – Purchases and sales of Loans,” of the Corporation’s consolidated financial statements for the year ended December 31, 2017 included in Item 8 of this Form 10-K, for further information about the above mentioned loan sales.

2017 compared to 2016

On a non-GAAP basis, excluding the effect of the above mentioned charges related to the storms and loan sales, the adjusted provision for loan and lease losses of $72.4 million for 2017 decreased by $12.6 million as compared to the adjusted provision of $84.9 million for 2016.  The $12.6 million decrease in the adjusted provision was driven by:

•         A $20.8 million decrease in the adjusted provision for commercial and construction loans, primarily reflecting lower specific reserve requirements for impaired loans and a $2.9 million increase in loan loss recoveries, including a $4.2 million recovery recorded on a previously charged-off commercial and industrial loan in Puerto Rico.

•         A $2.8 million decrease in the adjusted provision for consumer loans and finance leases, primarily related to lower delinquency levels for personal and small loans.  The three-month deferred repayment arrangements provided to consumer borrowers current in their payments, or no more than two payments in arrears as of the date of the respective storm, affected the delinquency levels of these portfolios during the fourth quarter of 2017.

Partially offset by:

•         An $11.1 million increase in the adjusted provision for residential mortgage loans, primarily related to a higher level of non-performing residential mortgage loans, increased specific reserves for residential mortgage TDR loans, and higher loss severity estimates in 2017, including adjustments to liquidation cost assumptions.

Refer to Basis of Presentation below for a reconciliation of the GAAP provision for loan and lease losses to the non-GAAP provision for loan and lease losses excluding the effect of the storm-related provision and the loan sales mentioned above.  Also refer to Credit Risk Management below for an analysis of the allowance for loan and lease losses, non-performing assets, impaired loans and related information and refer to Financial Condition and Operating Analysis – Loan Portfolio and Risk Management — Credit Risk Management below for additional information concerning the Corporation’s loan portfolio exposure in the geographic areas where the Corporation does business.

2016 compared to 2015

The adjusted provision for loan and lease losses, excluding the effect of the loan sales mentioned above, decreased by $40.2 million in 2016, as compared to the adjusted provision for 2015, driven by:

•         A $23.2 million decrease in the adjusted provision for commercial and construction loans, primarily reflecting, among other things, the effect in 2015 of the $35 million increase in the general reserve for commercial loans extended to or guaranteed by the Puerto Rico government (excluding municipalities) reflecting the effect of both the migration of certain of these loans to adverse classification categories and a $19.2 million charge related to qualitative factor adjustments that stressed the historical loss rates applied to these loans, partially offset by lower loan loss recoveries and the effect in 2015 of an $8.1 million reserve release adjustment for construction loans that reflected adjustments to the general reserve given the stabilization in the asset quality of land loans.  During the third quarter of 2015, the Corporation adversely classified its exposure to TDF commercial mortgage loans and the general reserve for commercial loans was increased in the fourth quarter of 2015 due to qualitative factor adjustments applied to the Puerto Rico government-related exposure, including this particular portfolio. The migration of the TDF commercial mortgage loans to non-performing and impaired status in the first quarter of 2016 did not result in significant increases to the allowance for loan losses.

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

Non-Interest Income

The following table presents the composition of non-interest income:

	2017	2016	2015
(In thousands)
Service charges on deposit accounts	$22,314	$22,965	$20,330
Mortgage banking activities	13,491	20,435	17,217
Insurance income	8,197	8,473	7,058
Broker-dealer income	-	789	-
Other operating income	28,854	30,111	32,794

Non-interest income before net gain (loss) on investments, gain on early extinguishment of debt, bargain purchase gain and gain on sale of
merchant contracts	72,856	82,773	77,399

Net gain on sale of investments	371	6,104	-
Gain from recovery of investments previously written off	-	1,547	-
OTTI on debt securities	(12,231)	(6,687)	(16,517)
Net (loss) gain on investments	(11,860)	964	(16,517)
Gain on early extinguishment of debt	1,391	4,217	-
Bargain purchase gain	-	-	13,443
Gain on sale of merchant contracts	-	-	7,000
Total	$62,387	$87,954	$81,325

Non-interest income primarily consists of income from service charges on deposit accounts, commissions derived from various banking, securities and insurance activities, gains and losses on mortgage banking activities, interchange and other fees related to debit and credit cards, and net gains and losses on investments and impairments.

 Service charges on deposit accounts include monthly fees, overdraft fees, and other fees on deposit accounts as well as corporate cash management fees.

 Income from mortgage banking activities includes gains on sales and securitization of loans, revenues earned for administering residential mortgage loans originated by the Corporation and subsequently sold with servicing retained, and unrealized gains and losses on forward contracts used to hedge the Corporation’s securitization pipeline.  In addition, lower-of-cost-or-market valuation adjustments to the Corporation’s residential mortgage loans held-for-sale portfolio and servicing rights portfolio, if any, are recorded as part of mortgage banking activities.

Insurance income consists of insurance commissions earned by the Corporation’s subsidiary, FirstBank Insurance Agency, Inc.

Broker-dealer income consists of commissions earned from the activities of the Corporation’s broker-dealer subsidiary, FirstBank Puerto Rico Securities.

The other operating income category is composed of miscellaneous fees such as debit, credit card and point of sale (“POS”) interchange fees, as well as contractual shared revenues from merchant contracts sold in the fourth quarter of 2015.

The net gain (loss) on investment securities reflects gains or losses as a result of sales that are consistent with the Corporation’s investment policies as well as OTTI charges on the Corporation’s investment portfolio.

The gain on early extinguishment of debt is related to the repurchase and cancellation of $7.3 million in trust-preferred securities of the FBP Statutory Trust I in the third quarter of 2017 and $10 million in trust-preferred securities of the FBP Statutory Trust II in the first quarter of 2016.  The Corporation repurchased and cancelled the repurchased trust-preferred securities, resulting in a commensurate reduction in the related Junior Subordinated Deferrable Debentures.  The Corporation’s purchase price equated to 81% of the $7.3 million par value of the trust-preferred securities repurchased in the third quarter of 2017 and the purchase price equated to 70% of the $10 million par value of the trust-preferred securities repurchased in the first quarter of 2016.  The 19% discount for the trust-preferred securities repurchased in the third quarter of 2017, plus accrued interest, resulted in a gain of $1.4 million and the 30% discount for the trust-preferred securities repurchased in the first quarter of 2016, plus accrued interest, resulted in a gain of $4.2 million.  These gains are reflected in the consolidated statements of income as a “Gain on early extinguishment of debt.”  As of December 31, 2017, the Corporation still has Junior Subordinated Deferrable Debentures outstanding in the aggregate amount of $208.6 million.

The bargain purchase gain is related to assets acquired and deposits assumed from Doral Bank in the first quarter of 2015.  On February 27, 2015, FirstBank acquired 10 Puerto Rico banking branches of Doral Bank, assumed $522.7 million in deposits related to such branches, acquired approximately $324.8 million in principal balance of loans, primarily residential mortgage loans, acquired $5.5 million of property, plant and equipment and received $217.7 million of cash, through an alliance with Popular Inc. (“Popular”), who was the successful lead bidder with the FDIC on the failed Doral Bank, as well as other co-bidders.  Under the FDIC’s bidding format, Popular was the lead bidder and party to the purchase and assumption agreement with the FDIC covering all assets and deposits to be acquired by Popular and the co-bidders. Popular entered into back to back purchase assumption agreements with the alliance co-bidders, including FirstBank, for the transferred assets and deposits. There is no loss-share arrangement with the FDIC related to the acquired assets, meaning that FirstBank assumed all losses with respect to such assets, with no financial assistance from the FDIC. The gain of $13.4 million represents the excess of the estimated fair value of the assets acquired (including cash payments of $217.7 million received from the FDIC) over the estimated fair value of the liabilities assumed. Refer to Note 3, “Business Combination,” of the Corporation’s consolidated financial statements for the year ended December 31, 2017 included in Item 8 of this Form 10-K, for further information, including the fair values of assets acquired and liabilities assumed in this transaction.

The gain on the sale of merchant contracts is associated with a long-term strategic marketing alliance entered during the fourth quarter of 2015 as part of the sale of FirstBank’s merchant contracts portfolio.  Effective October 31, 2015, FirstBank entered into a long-term strategic marketing alliance with Evertec, Inc. (“Evertec”) to which FirstBank sold its merchant contracts portfolio and related POS terminals.  Evertec acquired FirstBank’s merchant contracts and will continue to provide processing services, customer service and support operations to FirstBank’s merchant locations. Merchant services will be marketed through FirstBank’s branches and offices in Puerto Rico and the Virgin Islands. Under the 10-year marketing and referral agreement, FirstBank and Evertec share, in accordance with agreed terms, revenues generated by the existing and incremental merchant contracts over the term of the agreement.  The Corporation sold the merchant contracts for $10.0 million and recorded a gain on the sale of $7.0 million in the fourth quarter of 2015.

2017 compared to 2016

Non-interest income for 2017 amounted to $62.4 million, compared to $88.0 million for 2016. The $25.6 million decrease in non-interest income was primarily due to:

•         A $6.9 million decrease in revenues from the mortgage banking activities driven by lower conforming loan origination and sales volume in the secondary market associated with both the drop in business activity in Puerto Rico and the Virgin Islands after the hurricanes and higher market interest rates in 2017.  Total loans sold in the secondary market to U.S. government-sponsored entities amounted to $322.5 million with a related gain of $9.8 million, net of To-Be-Announced MBS (“TBAs”) hedge losses of $0.6 million, for 2017, compared to $482.6 million with a related gain of $15.2 million, including TBAs hedge gains of $0.4 million, for 2016.  In addition, temporary impairments on servicing rights increased by $1.3 million in 2017 compared to 2016.

•         The effect in 2016 of a $6.1 million gain on sales of $198.7 million of U.S. agency MBS.

•         A $5.9 million increase in OTTI charges on bonds of the GDB and the Puerto Rico Public Buildings Authority.  During the first quarter of 2017, the Corporation recorded a $12.2 million OTTI charge on the above-mentioned bonds that were subsequently sold in the second quarter of 2017.  The OTTI charge recorded in 2017 was the fourth OTTI charge on these securities recorded since June 30, 2015, as OTTI charges of $6.3 million, $12.9 million and $3.0 million were booked in the first quarter of 2016, and the second and fourth quarters of 2015, respectively.

•         A $2.9 million decrease in gains associated with repurchases and cancellations of trust-preferred securities. During the third quarter of 2017, the Corporation recorded a $1.4 million gain on the repurchase and cancellation of $7.3 million of trust-preferred securities, compared to a $4.2 million gain on the repurchase and cancellation of $10 million of trust-preferred securities in the first quarter of 2016.

•         The effect in 2016 of a $1.5 million gain from the recovery of a residual CMO previously written off that was associated with the liquidation of the related trust in the fourth quarter of 2016.

•         The effect in 2016 of brokerage and insurance commissions of $1.8 million, primarily related to the sale of large fixed annuities contracts.

2016 compared to 2015

Non-interest income for 2016 amounted to $88.0 million, compared to $81.3 million for 2015. The $6.6 million increase in non-interest income was primarily due to:

•         A $9.8 million decrease in OTTI charges on debt securities.  During the first quarter of 2016, the Corporation recorded OTTI charges of $6.3 million on bonds of the GDB and the Puerto Rico Public Buildings Authority.

•         The $6.1 million gain on sales of U.S. agency MBS completed in the third quarter of 2016.

•         The $4.2 million gain recorded in the first quarter of 2016 on the repurchase and cancellation of $10 million in trust-preferred securities.

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

Partially offset by:

•         The effect in 2015 of the $13.4 million bargain purchase gain on assets acquired and deposits assumed from Doral Bank.

•         The effect in 2015 of a $7.0 million gain on the sale of merchant contracts associated with a long-term strategic alliance entered into in the fourth quarter of 2015 as part of the sale of the FirstBank Puerto Rico merchant contracts portfolio.

•         A $2.7 million decrease in “other operating income” in the table above, reflecting a $5.4 million decrease in fees from merchant transactions due to the sale of merchant contracts completed in the fourth quarter of 2015 (a reduction of approximately $3.3 million in processing costs, depreciation and other expenses related to the sale of merchant contracts was reflected in non-interest expenses).  The decrease in fees from merchant contracts was partially offset by the impact in 2015 of the $0.6 million loss on the sale of a commercial mortgage loan held for sale included in the bulk sale of assets, a $0.6 million gain on the sale of fixed assets recorded in 2016, a $0.4 million fee recorded as income in 2016 associated with a terminated credit agreement in which the Bank was committed to purchase a loan participation, and a $0.7 million increase in ATM fees that reflects both changes in the fee structure and the expansion of the Bank’s ATM network with a total of 80 new ATM locations.

Non-Interest Expenses

The following table presents the components of non-interest expenses:

	2017	2016	2015
(In thousands)
Employees' compensation and benefits	$151,845	$151,493	$150,059
Occupancy and equipment	56,659	55,159	59,295
Insurance and supervisory fees	18,534	24,920	29,021
Taxes, other than income taxes	14,550	15,139	12,669
Professional fees:
Collections, appraisals and other credit-related fees	9,160	9,890	12,833
Outsourcing technology services	21,243	20,264	18,547
Other professional fees	15,526	13,983	24,252
Credit and debit card processing expenses	13,212	13,635	16,177
Business promotion	12,485	11,419	15,234
Communications	6,148	6,759	7,726
Net loss on OREO and OREO operations	10,997	11,533	15,788
Other	17,342	20,886	22,229
Total	$347,701	$355,080	$383,830

2017 compared to 2016

Non-interest expenses decreased by $7.4 million to $347.7 million for the year ended December 31, 2017, compared to $355.1 million for 2016.  The decrease was primarily due to the following:

•         A $6.3 million decrease in the FDIC insurance premium expense, included as part of “Insurance and supervisory fees” in the table above, mainly related to the effect of reductions in brokered deposits and average assets, a strengthened capital position, and improved liquidity metrics.

•         A $2.1 million decrease in the provision for unfunded loan commitments and letters of credit, included as part of “Other” in the table above, reflecting lower unused balances on adversely classified commercial lines of credit.

•         A $0.8 million decrease in write-downs, loss on sales and expenses related to non-real estate repossessed assets, included as part of “Other” in the table above.

•         A $0.6 million decrease in communications-related matters, primarily reductions in telephone and postage expenses.

•         A $0.6 million decrease in taxes, other than income taxes, primarily related to reductions in the sales and use taxes and municipal license taxes in Puerto Rico.

•         A $0.5 million decrease in losses from OREO operations, primarily reflecting a $1.8 million decrease in write-downs to the value of OREO properties, partially offset by a $1.2 million decrease in rental income from commercial OREO income-producing properties.

•         A $0.5 million decrease in the amortization of intangible assets, included as part of “Other” in the table above.

•         A $0.4 million decrease in credit and debit card processing expenses primarily associated with a lower volume of transactions affected by the drop in business activity after the hurricanes in 2017.

Partially offset by:

•         A $1.8 million increase in total professional service fees, primarily reflecting higher consulting fees related to the implementation of new technology systems and higher outsourcing fees related to network services, partially offset by lower appraisals and collection fees related to troubled loan resolution efforts.

•         A $1.5 million increase in occupancy and equipment costs, primarily due to higher electricity, property taxes and rental expenses.  The increase was partially offset by the approximately $0.4 million of expected insurance recoveries for rental costs that the Corporation incurred when Hurricanes Irma and Maria precluded the utilization of certain facilities during 2017.

•         A $1.1 million increase in business promotion expenses, reflecting the effect in 2016 of a $2.7 million adjustment recorded to reduce the credit card rewards program liability due to the expiration of reward points earned by customers up to September 2013 (the conversion date of the credit card portfolio acquired from FIA in May 2012) and costs incurred in 2017 of approximately $1.0 million related to hurricane relief efforts and assistance to employees, partially offset by a $1.3 million decrease associated with lower advertising and marketing-related activities.

•         A $0.4 million increase in employees’ compensation and benefits, mainly due to salary merit increases and higher stock-based compensation costs as well as costs of $1.2 million recorded in 2017 associated with a cash transition award paid to certain senior officers as contemplated in the new executive compensation program that became effective on July 1, 2017.  These variances were partially offset by the expected insurance recoveries of approximately $1.4 million in connection with payroll costs incurred when Hurricanes Irma and Maria precluded employees from working during 2017.

2016 compared to 2015

Non-interest expenses decreased by $28.8 million to $355.1 million for the year ended December 31, 2016, compared to $383.8 million for 2015.  The decrease was primarily due to the following:

•         An $11.5 million decrease in total professional service fees mainly driven by the effect in 2015 of several items, including costs of $3.7 million related to the acquisition and conversion of loan and deposit accounts acquired from Doral Bank to the FirstBank systems, $3.6 million of interim servicing costs related to loans and deposits acquired from Doral Bank, costs of $1.3 million related to special projects and strategic, stress testing and capital planning matters, and $0.9 million of professional service fees directly related to the bulk sale of assets.  In addition, there was a $2.9 million decrease in collections, appraisals and other credit-related professional service fees associated with lower costs on troubled loans resolution efforts.

•         A $4.3 million decrease in losses on OREO operations, primarily reflecting a $3.0 million decrease in write downs to the value of OREO properties, a $0.7 million decrease in OREO-operating expenses, including lower property taxes, and a $1.0 million increase in rental income associated with both a higher inventory of income-producing properties and increased occupancy.

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

•         A $3.8 million decrease in business promotion expenses, primarily due to lower costs associated with credit card and deposit reward programs, including the effect of the $2.7 million adjustment recorded during the fourth quarter of 2016 to reduce the credit card rewards liability due to the expiration of reward points earned by customers up to September 2013 (the conversion date of the credit card portfolio acquired from FIA in May 2012).  Most of these points had been accrued at the acquisition date and ultimately experienced a redemption pattern materially different from those points accrued after conversion.  Reduced advertising and marketing expenses also contributed to this variance.

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

Partially offset by:

•         A $2.5 million increase in taxes, other than income taxes, primarily due to the increase in the sales tax rate from 7% to 11.5%, effective in Puerto Rico since July 1, 2015 and the sales tax of 4% on designated professional services, effective in Puerto Rico since October 1, 2015.

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

On March 1, 2017, the Corporation also completed the applicable regulatory filings to change the tax status of its subsidiary, FirstBank Insurance, from a taxable corporation to a non-taxable “pass-through” entity. This election allows the Corporation to offset pass-through income earned by FirstBank Insurance with net operating losses available at the holding company (the “Holding Company”) level.

The Corporation has maintained an effective tax rate lower than the maximum statutory rate mainly by investing in government obligations and mortgage-backed securities exempt from U.S. and Puerto Rico income taxes and by doing business through an IBE unit of the Bank, and through the Bank’s subsidiary, FirstBank Overseas Corporation, whose interest income and gain on sales is exempt from Puerto Rico income taxation. The IBE and FirstBank Overseas Corporation were created under the International Banking Entity Act of Puerto Rico, which provides for total Puerto Rico tax exemption on net income derived by IBEs operating in Puerto Rico on the specific activities identified in the IBE Act.  An IBE that operates as a unit of a bank pays income taxes at the corporate standard rate to the extent that the IBE’s net income exceeds 20% of the bank’s total net taxable income.

For additional information relating to income taxes, see Note 27, “Income Taxes,” of the Corporation’s consolidated financial statements for the year ended December 31, 2017 included in Item 8 of this Form 10-K, including the reconciliation of the statutory to the effective income tax rate for 2017, 2016 and 2015.

2017 compared to 2016

For 2017, the Corporation recorded an income tax benefit of approximately $5.0 million compared to an income tax expense of $37.0 million for 2016. The tax benefit for 2017, when compared to the tax expense for 2016, was mostly attributable to the tax benefit related to the storm-related charges and to the $13.2 million tax benefit recorded in 2017 as a result of the above discussed change in tax status of certain subsidiaries from taxable corporations to limited liability companies that have elected to be treated as partnerships for income tax purposes in Puerto Rico.  The $13.2 million tax benefit was primarily associated with the reversal of the $13.9 million deferred tax asset valuation allowance as a result of the change in tax status of First Federal Finance, partially offset by the elimination of the $0.7 million deferred tax asset previously recorded at FirstBank Insurance.  The effective tax rate for the year ended December 31, 2017 was (8)% compared to 28% for the year ended December 31, 2016.

The Corporation’s net deferred tax assets amounted to $294.8 million as of December 31, 2017, net of a valuation allowance of $191.2 million. The net deferred tax assets of the Corporation’s banking subsidiary, FirstBank, amounted to $294.7 million as of December 31, 2017, net of a valuation allowance of $150.7 million, compared to a deferred tax asset of $277.4 million, net of a valuation allowance of $171.0 million, as of December 31, 2016. During 2017, management reassessed the need for a valuation allowance and concluded, based upon the assessment of all positive and negative evidence, that it is more likely than not that FirstBank will generate sufficient taxable income within the applicable NOL carry-forward periods to realize $294.7 million of its deferred tax assets. The positive evidence considered by management to assess on the adequacy of the valuation allowance as of December 31, 2017 included factors such as: FirstBank’s three-year cumulative gain position; forecasts of future profitability under several potential scenarios that support the partial utilization of NOLs prior to their expiration between 2021 through 2024; and three consecutive years of taxable income. These factors demonstrate demand for FirstBank’s products and services and improvements in credit quality measures that have resulted in reduced credit exposures, and have resulted in improvements in both sustainability of profitability and management’s ability to forecast future losses. The negative evidence considered by management includes: consideration of the uncertainty surrounding the future economic conditions of the hurricane-affected areas, its probable effects on the loan portfolios’ credit quality, the uncertainty related to the Puerto Rico government financial condition, and the still elevated levels of non-performing assets.

In determining whether management’s projections of future taxable income used to conclude on the adequacy of the valuation allowance are reliable, management considered objective evidence supporting the forecast’s assumptions and assess the Bank’s recent experience and ability to reasonably project future results of operations. The analysis included the evaluation of multiple financial scenarios, including scenarios where credit losses remain elevated. Further, while Puerto Rico’s economy is expected to remain challenging due to inherent uncertainties, the Corporation believes that it can reasonably forecast future taxable income at sufficient levels over the future period of time that FirstBank has available to realize part of the December 31, 2017 net deferred tax asset as further described below.

The Corporation expects to realize approximately $173.2 million of deferred tax assets associated with FirstBank’s NOLs prior to their expiration periods, compared to $171.5 million expected to be realized as of December 31, 2016. In addition, as of December 31, 2017, approximately $125.6 million of the deferred tax assets of the Corporation are attributable to temporary differences or tax credit carry-forwards that have no expiration date, compared to $117.0 million in 2016. Approximately $5.6 million of other non-NOL-related deferred tax assets of the Corporation are fully reserved with a valuation allowance, compared to $12.9 million as of December 31, 2016, given limitations and uncertainties as to their future utilization. The ability to recognize the remaining deferred tax assets that continue to be subject to a valuation allowance will be evaluated on a quarterly basis to determine if there are any significant events that would affect the ability to utilize these deferred tax assets.

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

The Corporation has U.S. and USVI sourced NOL carryforwards. Section 382 of the U.S. Internal Revenue Code (the “Section 382”) limits the ability to utilize U.S. and USVI NOLs for income tax purposes in such jurisdictions following an event that is considered to be an ownership change.  Generally, an “ownership change” occurs when certain shareholders increase their aggregate ownership by more than 50 percentage points over their lowest ownership percentage over a three-year testing period. Upon the occurrence of a Section 382 ownership change, the use of NOLs attributable to the period prior to the ownership change is subject to limitations and only a portion of the U.S. and USVI NOLs may be used by the Corporation to offset its annual U.S. and USVI taxable income, if any.

During 2017, the Corporation completed a formal ownership change analysis within the meaning of Section 382 and concluded that an ownership change occurred during the comprehensive period evaluated. The ownership change and resulting Section 382 limitation did not cause a U.S. or USVI income tax liability or material income tax expense related to periods prior to 2017 since the Corporation had sufficient post-ownership change NOLs in those jurisdictions to offset taxable income.  The Section 382 limitation could now result in higher U.S. and USVI liabilities in the future than we would incur in the absence of such limitation. Prospectively, the Corporation expects that it will be able to mitigate the adverse effects associated with the Section 382 limitation as any such tax paid in the U.S. or USVI could be creditable against Puerto Rico tax liabilities or taken as a deduction against taxable income.  However, our ability to reduce our Puerto Rico tax liability through such a credit or deduction depends on our tax profile at each annual taxable period, which is dependent on various factors. For the 2017 year, and as a result of the Section 382 limitation, the Corporation incurred an income tax expense of approximately $2.3 million related to its U.S. operations.  The limitation did not impact the USVI operations for the 2017 year.

On December 22, 2017, the United States President signed into law H.R.1 after its approval by the U.S. Congress (“the US Tax Reform”). H.R.1 includes an overhaul of individual, business and international taxes, which affected our branch operations in the U.S. and the USVI. The bill includes, among other things, a reduction in corporate tax rates from 35% to 21%, a repeal of the corporate alternative minimum tax regime, changes to business deductions and NOLs, a 15.5% tax on the deemed repatriation of liquid assets, a 10% tax on base erosion payments and a minimum 10.5% tax on inclusion of global intangible low-tax income by U.S. shareholders. The change in tax rate did not have a material effect on the 2017 income statement. The Corporation operates branches in the U.S. and USVI and is subject to Puerto Rico income taxes on its worldwide income, thus, the net deferred tax assets associated with the U.S. and USVI branch operations are offset by either a valuation allowance or a home country deferred tax liability. The change in the tax law will also affect the Corporation’s U.S. and USVI income tax computation for 2018 by changing the limitations for certain deductions and reducing the U.S. and USVI’s effective tax rate. The effect of these changes on the income tax provision related to U.S. and USVI income is not expected to be significant.

2016 compared to 2015

For 2016, the Corporation recorded an income tax expense of $37.0 million compared to an income tax expense of $6.4 million for 2015. The increase in income tax expense for 2016, when compared to 2015, was mainly driven by higher taxable income, as 2015 was affected by a pre-tax loss of $48.7 million on the bulk sale of assets. The effective tax rate for the year ended December 31, 2016 was 28% compared to 23% for the year ended December 31, 2015.

 OPERATING SEGMENTS

Based upon the Corporation’s organizational structure and the information provided to the Chief Executive Officer of the Corporation and, to a lesser extent, the Board of Directors, the operating segments are driven primarily by the Corporation’s lines of business for its operations in Puerto Rico, the Corporation’s principal market, and by geographic areas for its operations outside of Puerto Rico.  As of December 31, 2017, the Corporation had six reportable segments: Commercial and Corporate Banking; Consumer (Retail) Banking; Mortgage Banking; Treasury and Investments; United States operations; and Virgin Islands operations.  Management determined the reportable segments based on the internal reporting used to evaluate performance and to assess where to allocate resources.  Other factors such as the Corporation’s organizational structure, nature of its products, its distribution channels and the economic characteristics of its products were also considered in the determination of the reportable segments. For additional information regarding First BanCorp.’s reportable segments, please refer to Note 34, “Segment Information,” of the Corporation’s consolidated financial statements for the year ended December 31, 2017 included in Item 8 of this Form 10-K.

The accounting policies of the segments are the same as those described in Note 1, “Nature of Business and Summary of Significant Accounting Policies,” of the Corporation’s consolidated financial statements for the year ended December 31, 2017 included in Item 8 of this Form 10-K. The Corporation evaluates the performance of the segments based on net interest income, the provision for loan and lease losses, non-interest income, and direct non-interest expenses. The segments are also evaluated based on the average volume of their interest-earning assets less the allowance for loan and lease losses. In 2017, 2016, and 2015, other operating expenses not allocated to a particular segment amounted to $105.4 million, $101.1 million, and $103.9 million, respectively. Expenses pertaining to corporate administrative functions that support the operating segment but are not specifically attributable to or managed by any segment are not included in the reported financial results of the operating segments. The unallocated corporate expenses include certain general and administrative expenses and related depreciation and amortization expenses.

The Treasury and Investments segment lends funds to the Consumer (Retail) Banking, Mortgage Banking and Commercial and Corporate Banking segments to finance their lending activities and borrows from those segments. The Consumer (Retail) Banking and the United States Operations segment also lend funds to other segments. The interest rates charged or credited by Treasury and Investment, the Consumer (Retail) Banking and the United States Operations segments are allocated based on market rates. The difference between the allocated interest income or expense and the Corporation’s actual net interest income from centralized management of funding costs is reported in the Treasury and Investments segment.

Commercial and Corporate Banking

The Commercial and Corporate Banking segment consists of the Corporation’s lending and other services for large customers represented by specialized and middle-market clients and the public sector.  FirstBank has developed expertise in a wide variety of industries. The Commercial and Corporate Banking segment offers commercial loans, including commercial real estate and construction loans, and floor plan financings, as well as other products, such as cash management and business management services.  This segment also includes the Corporation’s broker-dealer activities, which are primarily concentrated in investment banking activities, such as advisory services, capital raising efforts on behalf of clients and assistance with financial transaction structuring. A substantial portion of the commercial and corporate banking portfolio is secured by the underlying value of the real estate collateral and the personal guarantees of the borrowers. Since commercial loans involve greater credit risk than a typical residential mortgage loan because they are larger in size and more risk is concentrated in a single borrower, the Corporation has and maintains a credit risk management infrastructure designed to mitigate potential losses associated with commercial lending, including underwriting and loan review functions, sales of loan participations and continuous monitoring of concentrations within portfolios.

The highlights of the Commercial and Corporate Banking segment’s financial results for the years ended December 31, 2017, 2016 and 2015 include the following:

•         Segment income before taxes for the year ended December 31, 2017 was $30.7 million compared to $35.3 million for 2016 and a loss of $15.8 million for 2015 for the reasons discussed below.

•         Net interest income for the year ended December 31, 2017 was $92.0 million compared to $96.7 million and $115.8 million for the years ended December 31, 2016 and 2015, respectively. The decrease in net interest income for 2017, compared to 2016, was mainly related to an increase in the cost of funds borrowed from other segments associated with increases in short-term market interest rates and a decrease of $193.4 million in the average balance of commercial and construction loans in Puerto Rico, partially offset by the upward repricing of variable-rate commercial loans during 2017.   The decrease in net interest income for 2016, compared to 2015, was mainly related to a decrease of $239.5 million in the average balance of commercial and construction loans in Puerto Rico and the adverse impact of large commercial relationships classified as non-performing during 2016. Inflows to non-performing loans during the first quarter of 2016 included the Corporation’s exposure to TDF commercial mortgage loans with a book value of $111.8 million as of December 31, 2016 for which interest payments collected are now applied against principal.

•         The provision for loan losses for 2017 was $33.3 million compared to $28.6 million and $101.6 million for 2016 and 2015, respectively.  The increase in the provision for loan losses for 2017, compared to 2016, was mainly related to a $29.8 million charge related to inherent losses associated with the effect of Hurricane Maria on commercial and construction loans in Puerto Rico, partially offset by lower specific reserve requirements for impaired loans and an increase in loan loss recoveries.  The decrease in the provision for 2016, compared to 2015, was driven by the $46.9 million charge related to the bulk sale of assets completed in the second quarter of 2015 and a $35 million increase in the general reserve for commercial loans extended to or guaranteed by the Puerto Rico government (excluding municipalities) due to the migration of certain loans to adverse classification categories in the third quarter of 2015 and adjustments related to increased qualitative reserve factors applied to these loans.    Refer to Provision for Loan and Lease Losses above and Risk Management – Allowance for Loan and Lease Losses and Non-performing Assets below for additional information with respect to the credit quality of the Corporation’s commercial and construction loan portfolio.

•         Total non-interest income for the year ended December 31, 2017 amounted to $7.2 million compared to $7.8 million and $12.5 million for the years ended December 31, 2016 and 2015, respectively.  The decrease for 2017, compared to 2016, was mainly related to the effect in 2016 of fee income amounting to $0.8 million from the broker-dealer subsidiary primarily associated with the sale of large fixed annuities contracts.  The decrease in 2016, compared to 2015, was driven by a $5.7 million decrease in fees from merchant transactions attributable to this segment related to the sale of merchant contracts completed in the fourth quarter of 2015, including the $4.2 million portion of the gain on the sale of merchant contracts attributable to this segment. This was partially offset by fee income of $0.8 million from the broker-dealer subsidiary primarily associated with the sale of large fixed annuities contracts, and the impact in 2015 of the $0.6 million loss on the sale of a commercial mortgage loan held for sale included as part of the bulk sale of assets.

•         Direct non-interest expenses for 2017 were $35.1 million, compared to $40.7 million in 2016, and $42.5 million in 2015.  The decrease in 2017, compared to 2016, reflects a $2.0 million decrease related to the portion of the FDIC deposit insurance premium allocated to this segment, a $2.1 million decrease in the provision for unfunded loan commitments, primarily related to lower unused balances on floor plan revolving credit agreements, and a $1.0 million aggregate decrease in losses from OREO operations and troubled loan resolution effort expenses in Puerto Rico.  The decrease in 2016, compared to 2015, reflects a $1.8 million decrease related to the portion of the FDIC deposit insurance premium allocated to this segment and a $0.6 million decrease in employees’ compensation and benefits, partially offset by a $0.9 million increase in the provision for unfunded loan commitments primarily related to a floor plan revolving credit agreement.

Consumer (Retail) Banking

The Consumer (Retail) Banking segment consists of the Corporation’s consumer lending and deposit-taking activities conducted mainly through FirstBank’s branch network in Puerto Rico. Loans to consumers include auto, boat and personal loans, credit cards and lines of credit.  Deposit products include interest-bearing and non-interest bearing checking and savings accounts, Individual Retirement Accounts and retail CDs. Retail deposits gathered through each branch of FirstBank’s retail network serve as one of the funding sources for the lending and investment activities.

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

The highlights of the Consumer (Retail) Banking segment’s financial results for the years ended December 31, 2017, 2016 and 2015 include the following:

•         Segment income before taxes for the year ended December 31, 2017 was $57.9 million compared to $66.2 million and $50.2 million for the years ended December 31, 2016 and 2015, respectively, for the reasons discussed below.

•         Net interest income for the year ended December 31, 2017 was $175.9 million compared to $168.7 million and $188.4 million for the years ended December 31, 2016 and 2015, respectively.  The increase in 2017, compared to 2016, was mainly due to higher income from funds loaned to other business segments due to higher medium-term market interest rates in 2017, partially offset by a $41.7 million decrease in the average volume of consumer loans in Puerto Rico. The decrease in 2016, compared to 2015, was mainly due to a $149.7 million decrease in the average balance of consumer loans in Puerto Rico and a decrease in income from funds loaned to other business segments due to lower medium-term market interest rates in 2016.

•         The provision for loan and lease losses for 2017 increased by $19.5 million to $53.8 million compared to 2016 and decreased by $12.4 million to $34.2 million when comparing 2016 with 2015.  The increase in the provision for loan and lease losses in 2017, compared to 2016, was mainly related to a $23.7 million charge related to inherent losses associated with the effect of Hurricane Maria on consumer loans in Puerto Rico, partially offset by lower delinquency levels in 2017. The decrease in the provision in 2016, compared to 2015, reflects improvements in charge-off trends, lower loss severities on auto loans and the overall decrease in the size of this portfolio.

•         Non-interest income for the year ended December 31, 2017 was $43.9 million compared to $44.5 million and $41.9 million for the years ended December 31, 2016 and 2015, respectively.  The decrease in 2017, compared to 2016, was mainly related to a $0.3 million decrease in insurance commission income, and a $1.6 million decrease in service charges on deposits, reflecting a decline in the number of returned items and overdraft transactions adversely affected by business activity disruptions caused by Hurricane Maria in Puerto Rico, partially offset by an increase of $1.4 million in ATM and POS fee income.  The increase in 2016, compared to 2015, reflects increases of $2.2 million in service charges on deposits, an increase of $0.7 million in ATM fee income and commissions and an increase of $1.5 million in insurance commission income, partially offset by a $2.1 million decrease in merchant-related income due to the sale of merchant contracts in the fourth quarter of 2015.

•         Direct non-interest expenses for the year ended December 31, 2017 were $108.2 million compared to $112.8 million and $133.4 million for the years ended December 31, 2016 and 2015, respectively.  The decrease for 2017, compared to 2016, was mainly driven by a $1.8 million reduction in the portion of the FDIC insurance premium expense allocated to this segment, a $0.4 million decrease in losses and expenses related to non-real estate repossessed assets, a $0.6 million decrease in credit and debit card processing expenses, primarily associated with a lower volume of transactions affected by the drop in business activity in Puerto Rico after the hurricanes in 2017, a $2.5 million decrease in employees’ compensation and benefits, including the effect of expected insurance recoveries of $0.4 million allocated to this segment in connection with payroll costs incurred when Hurricanes Irma and Maria precluded employees from working during 2017, and a $1.0 million decrease in professional service fees, partially offset by a $0.4 million increase in occupancy and equipment costs, and a $1.8 million increase in credit card rewards program costs.  The decrease for 2016, compared to 2015, was mainly due to a $2.0 million reduction in processing expenses, primarily related to the sale of merchant contracts in the fourth quarter of 2015, a $4.4 million decrease in employees’ compensation and benefits, a $3.3 million decrease in business promotion expenses mainly due to lower costs associated with credit card and deposit reward programs, a $1.9  million decrease in occupancy and equipment costs, a $4.3 million decrease in professional service fees significantly impacted by costs in 2015 related to the conversion of deposit accounts acquired from Doral Bank to the FirstBank systems, and a $0.8 million decrease in the FDIC insurance assessment portion allocated to this segment.

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

The highlights of the Mortgage Banking segment’s financial results for the years ended December 31, 2017, 2016 and 2015 include the following:

•         Segment income before taxes for the year ended December 31, 2017 was $14.7 million compared to $46.0 million for 2016 and $41.3 million for 2015 for the reasons discussed below.

•         Net interest income for the year ended December 31, 2017 was $86.0 million compared to $89.5 million and $92.7 million for the years ended December 31, 2016 and 2015, respectively.  The decrease in net interest income in 2017, compared to 2016, was mainly due to both a higher level of inflows of residential mortgage loans to non-performing status adversely affected by interruptions in collection efforts resulting from Hurricane Maria and a decrease of $108.6 million in the average balance of residential mortgage loans in Puerto Rico.  The decrease in net interest income in 2016, compared to 2015, was mainly due to lower cash collections on residential non-performing loans and a decrease of $38.6 million in the average balance of residential mortgage loans in Puerto Rico. The Mortgage Banking portfolio is principally composed of fixed-rate residential mortgage loans tied to long-term interest rates.

•         The provision for loan and lease losses for 2017 was $47.7 million compared to $24.9 million and $30.0 million for the years ended December 31, 2016 and 2015, respectively.  The increase in the provision for 2017, compared to 2016, was mainly driven by a $12.3 million charge related to inherent losses associated with the effect of Hurricane Maria on residential mortgage loans in Puerto Rico, and a higher level of non-performing residential mortgage loans, increased specific reserves for residential mortgage TDR loans, and higher loss severity estimates in 2017, including adjustments to liquidation cost assumptions.  The decrease in the provision for 2016, compared to 2015, was mainly related to lower delinquency levels, lower charges to the reserve for PCI loans, and the overall decrease in the size of this portfolio.

•         Non-interest income for the year ended December 31, 2017 was $12.8 million compared to $19.5 million and $16.0 million for the years ended December 31, 2016 and 2015, respectively.  The decrease in 2017, compared to 2016, was mainly due to lower gains on sales of residential mortgage loans in the secondary market associated with both the drop in business activity in Puerto Rico after the hurricanes and higher market interest rates in 2017.  The increase in 2016, compared to 2015, was mainly due to higher realized gains on sales of residential mortgage loans in the secondary market attributable to both a higher volume of sales and higher margins associated with changes in market interest rates, and realized gains on TBAs MBS forward contracts settled during the year.

•         Direct non-interest expenses in 2017 were $36.4 million compared to $38.2 million and $37.3 million in 2016 and 2015, respectively. The decrease in 2017, compared to 2016, was mainly related to a $2.1 million decrease in the portion of the FDIC insurance premium allocated to this segment, a $0.4 million decrease in business promotion expenses, and a $1.0 million decrease in losses on OREO operations, partially offset by a $1.7 million increase in professional service fees including expenses related to the implementation of new technology systems.  The increase in 2016, compared to 2015, primarily reflects a $1.6 million increase in employees’ compensation and benefits, a $0.5 million increase in professional service fees, and a $0.4 million increase in supplies and printing costs, partially offset by a $1.1 million decrease associated with the FDIC deposit insurance premium allocated to this segment and a $0.5 million decrease in losses on OREO operations.

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

The investment function is intended to implement a leverage strategy for the purposes of liquidity management, interest rate risk management and earnings enhancement.

The interest rates charged or credited by Treasury and Investments are based on market rates.

The highlights of the Treasury and Investments segment’s financial results for the years ended December 31, 2017, 2016, and 2015 include the following:

•         Segment income before taxes for the year ended December 31, 2017 amounted to $41.8 million compared to $54.6 million for 2016 and $6.5 million for 2015 for the reasons discussed below.

•         Net interest income for the year ended December 31, 2017 was $55.4 million compared to net interest income of $53.2 million and $26.2 million for the years ended December 31, 2016 and 2015, respectively.  The increase in net interest income in 2017, compared to 2016, reflects reductions in interest expense associated with the full-year effect of the repayment of $400 million of repurchase agreements that matured in the third and fourth quarters of 2016 that carried an average cost of 3.35% and a decrease in the average balance of brokered CDs. The increase in net interest income in 2016, compared to 2015, reflects higher income from funds loaned to other business segments associated with increases in short-term market interest rates, the benefit of reduced balances in brokered CDs, and the decrease in interest expense associated with the aforementioned repayment of $400 million of repurchase agreements that matured in 2016.

•         Non-interest loss for the year ended December 31, 2017 amounted to $10.2 million, compared to non-interest income of $5.4 million for the year ended December 31, 2016 and non-interest loss of $15.9 million for the year ended December 31, 2015.  The loss for 2017 was driven by OTTI charges on Puerto Rico government debt securities of $12.2 million, partially offset by the $1.4 million gain on the repurchase and cancellation of $7.3 million in trust-preferred securities.  The non-interest income reported in 2016 consisted mainly of the $6.1 million gain on sales of U.S. agency MBS, the $4.2 million gain on the repurchase and cancellation of $10 million in trust-preferred securities, and the $1.5 million recovery of a residual CMO previously written off, partially offset by OTTI charges on debt securities of $6.7 million recorded in 2016, primarily on Puerto Rico government debt securities.  The loss for 2015 was driven by OTTI charges on Puerto Rico government debt securities of $15.9 million.

•         Direct non-interest expenses for 2017 were $3.4 million compared to $4.0 million and $3.8 million for 2016 and 2015, respectively. The decrease in 2017, compared to 2016, was mainly driven by a $0.5 million decrease in professional service fees.  The increase in 2016, compared to 2015, reflects, among other things, increases in employees’ compensation and benefits and in professional service fees.

United States Operations

The United States Operations segment consists of all banking activities conducted by FirstBank on the United States mainland.  FirstBank provides a wide range of banking services to individual and corporate customers primarily in southern Florida through 11 banking branches.  The United States Operations segment offers an array of both consumer and commercial banking products and services.  Consumer banking products include checking, savings and money market accounts, retail CDs, internet banking services, residential mortgages, home equity loans and lines of credit, and automobile loans. Retail deposits, as well as FHLB advances and brokered CDs allocated to this operation serve as funding sources for its lending activities. Deposits gathered through FirstBank’s branches in the United States also serve as one of the funding sources for the Corporation’s overall lending and investment activities.

The commercial banking services include checking, savings and money market accounts, retail CDs, internet banking services, cash management services, remote data capture and automated clearing house, or ACH, transactions.  Loan products include the traditional commercial and industrial (“C&I”) and commercial real estate products, such as lines of credit, term loans and construction loans.

The highlights of the United States operations segment’s financial results for the years ended December 31, 2017, 2016, and 2015 include the following:

•         Segment income before taxes for the year ended December 31, 2017 was $16.0 million compared to $16.1 million and $25.0 million for the years ended December 31, 2016 and 2015, respectively, for the reasons discussed below.

•         Net interest income for the year ended December 31, 2017 was $49.2 million compared to $41.8 million and $42.9 million for the years ended December 31, 2016 and 2015, respectively. The increase in 2017, compared to 2016, was mainly due to a $297.0 million increase in the average volume of loans in the United States, primarily commercial and residential mortgage loans.  The decrease in 2016, compared to 2015, was mainly due to a decrease in income from funds loaned to operating segments in Puerto Rico, partially offset by a $197.5 million increase in the average balance of total loans in the United States, primarily commercial and residential mortgage loans.

•         During 2017, a provision for loan losses of $3.6 million was recorded for this segment, compared to negative provisions of $1.4 million and $8.0 million for 2016 and 2015, respectively.  The variance in the provision for loan losses in 2017, compared to 2016, primarily reflect the build-up of general reserves associated with the growth in the commercial and residential mortgage loan portfolio in 2017.  The lower negative provision in 2016, compared to 2015, primarily reflects lower reserve releases on commercial and construction loans as the declines in historical loss rates were partially offset by the overall increase in the size of this portfolio.  In addition, loan loss recoveries decreased by $1.6 million.

•         Total non-interest income for the year ended December 31, 2017 amounted to $2.7 million compared to $3.6 million and $2.8 million for the years ended December 31, 2016 and 2015, respectively. The decrease in 2017, compared to 2016, was mainly due to the effect in 2016 of a $0.4 million fee recorded as income associated with a terminated credit agreement in which the Bank was committed to purchase a loan participation, and a $0.4 million decrease in gains on the sale of residential mortgage loans attributable to this segment.  The increase in 2016, compared to 2015, was mainly due to the aforementioned $0.4 million fee associated with a terminated credit agreement and the impact in 2015 of a $0.2 million loss on the sale of fixed assets.

•         Direct non-interest expenses in 2017 were $32.2 million compared to $30.7 million and $28.7 million for 2016 and 2015, respectively. The increase in 2017, compared to 2016, was mainly due to an increase of $1.5 million in employees’ compensation and benefits, a $0.2 million increase in occupancy and equipment costs, and a $0.4 million increase in professional service fees, partially offset by a $0.6 million decrease in the allocation of the FDIC insurance premium expense.  The increase in 2016, compared to 2015, was mainly due to an increase of $1.2 million in employees’ compensation and benefits, including additional resources in the commercial and corporate banking area, and a $0.7 million increase in rental expense of offices and premises.

Virgin Islands Operations

The Virgin Islands Operations segment consists of all banking activities conducted by FirstBank in the U.S. and British Virgin Islands, including retail and commercial banking services, with a total of 11 banking branches currently serving the islands in the USVI of St. Thomas, St. Croix and St. John, and the island of Tortola in the BVI. The Virgin Islands Operations segment is driven by its consumer, commercial lending and deposit-taking activities.

Loans to consumers include auto, boat, lines of credit, and personal and residential mortgage loans. Deposit products include interest-bearing and non-interest bearing checking and savings accounts, IRAs, and retail CDs. Retail deposits gathered through each branch serve as the funding sources for its own lending activities.

The highlights of the Virgin Islands operations’ financial results for the years ended December 31, 2017, 2016 and 2015 include the following:

•         Segment income before taxes for the year ended December 31, 2017 was $6.3 million compared to income of $13.2 million and $10.9 million for the years ended December 31, 2016 and 2015, respectively, for the reasons discussed below.

•         Net interest income for the year ended December 31, 2017 was $33.2 million compared to $34.1 million and $36.3 million for the years ended December 31, 2016 and 2015, respectively. The decrease in net interest income in 2017, compared to 2016, was mainly driven by a $32.8 million decrease in the average balance of residential mortgage loans that offset the $29.8 million increase in the average volume of commercial loans, and the adverse impact of higher inflows of loans to non-performing status adversely affected by interruptions in business activity resulting from Hurricane Irma in the USVI and the BVI.  The decrease in net interest income in 2016, compared to 2015, was mainly related to a $35.9 million decrease in the average volume of loans, primarily commercial and industrial loans.

•         During 2017, a provision of $5.8 million was recorded for this segment, compared to a provision of $0.4 million in 2016 and $1.7 million for 2015. The increase in the provision for 2017, compared to 2016, was mainly driven by a $5.6 million charge related to inherent losses associated with the effect of Hurricane Irma in the USVI and the BVI.  The decrease in the provision for 2016, compared to 2015, was primarily reflected in the commercial and industrial loan portfolio.

•         Non-interest income for the year ended December 31, 2017 was $6.0 million, compared to $7.1 million and $10.6 million for the years ended December 31, 2016 and 2015, respectively.  The decrease in 2017, compared to 2016, was mainly driven by a $0.3 million decrease in non-deferrable loan fees, and the effect in 2016 of a $0.6 million gain on the sale of a real estate property.  The decrease in 2016, compared to 2015, was mainly related to a $3.8 million decrease in merchant-related income, including the impact in 2015 of the $2.8 million portion of the gain on the sale of merchant contracts attributable to this segment, partially offset by a $0.2 million increase in service charges on deposits in 2016.

•         Direct non-interest expenses for the year ended December 31, 2017 were $27.0 million compared to $27.6 million and $34.2 million for the years ended December 31, 2016 and 2015, respectively. The decrease in 2017, compared to 2016, was mainly driven by a $0.7 decrease in employees’ compensation and benefits, including the effect of expected insurance recoveries of $0.1 million allocated to this segment in connection with payroll costs incurred when Hurricane Irma precluded employees from working during 2017.  The decrease in 2016, compared to 2015, was mainly due to a $3.5 million decrease in employees’ compensation and benefits, a $1.8 million decrease in professional service fees, primarily legal and collection expenses related to the resolution of troubled loans, a $0.8 million decrease in occupancy and equipment costs, a $0.4 million decrease in processing expenses, primarily related to the sale of merchant contracts, a $0.4 million decrease related to the portion of the FDIC insurance premium expense allocated to this segment, and a $0.3 million decrease in business promotion expenses, partially offset by a $0.5 million increase in losses on OREO operations.

FINANCIAL CONDITION AND OPERATING DATA ANALYSIS

Financial Condition

The following table presents an average balance sheet of the Corporation for the following years:

	December 31,
	2017	2016	2015
(In thousands)
ASSETS
Interest-earning assets:
Money market and other short-term investments	$416,578	$667,838	$775,848
U.S. and Puerto Rico government obligations	687,076	746,890	636,734
Mortgage-backed securities	1,278,968	1,357,518	1,489,423
FHLB stock	40,458	31,449	26,522
Other investments	2,702	1,963	777
Total investments	2,425,782	2,805,658	2,929,304

Residential mortgage loans	3,260,715	3,302,519	3,272,464
Construction loans	140,038	143,095	169,666
Commercial loans	3,723,356	3,694,988	3,821,843
Finance leases	242,303	229,632	228,709
Consumer loans	1,480,265	1,526,475	1,670,245
Total loans	8,846,677	8,896,709	9,162,927
Total interest-earning assets	11,272,459	11,702,367	12,092,231
Total non-interest-earning assets (1)	700,818	687,775	689,322
Total assets	$11,973,277	$12,390,142	$12,781,553

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing checking accounts	$1,116,273	$1,073,821	$1,096,087
Savings accounts	2,394,708	2,503,047	2,533,689
Certificates of deposit	2,397,443	2,367,874	2,294,939
Brokered CDs	1,296,479	1,805,443	2,428,185
Interest-bearing deposits	7,204,903	7,750,185	8,352,900
Other borrowed funds	514,035	833,283	997,615
FHLB advances	680,975	460,861	349,027
Total interest-bearing liabilities	8,399,913	9,044,329	9,699,542
Total non-interest-bearing liabilities	1,731,036	1,580,408	1,391,306
Total liabilities	10,130,949	10,624,737	11,090,848

Stockholders' equity:
Preferred stock	36,104	36,104	36,104
Common stockholders' equity	1,806,224	1,729,301	1,654,601
Stockholders' equity	1,842,328	1,765,405	1,690,705
Total liabilities and stockholders' equity	$11,973,277	$12,390,142	$12,781,553
_________
(1) Includes, among other things, the allowance for loan and lease losses and the valuation of available-for-sale investment securities.

The Corporation’s total average assets were $12.0 billion for the year ended December 31, 2017 compared to $12.4 billion for 2016, a decrease of $416.9 million. The variance primarily reflects a decrease of $251.3 million in the average balance of interest-bearing cash and cash equivalents, a $128.6 million decrease in the average volume of investment securities, driven by U.S. agency MBS prepayments, and a $50.0 million decrease in the average volume of loans, primarily in residential mortgage and consumer loans in Puerto Rico.

The Corporation’s total average liabilities were $10.1 billion as of December 31, 2017, a decrease of $493.8 million compared to December 31, 2016. The decrease was mainly related to a $509.0 million decrease in the average balance of brokered CDs and a $319.2 million decrease in the average balance of other borrowed funds, which primarily reflects the full-year effect of the maturity of the $400 million repurchase agreements in the third and fourth quarters of 2016, partially offset by a $220.1 million increase in the average balance of FHLB bank advances and an increase of $164.3 million in the average balance of non-interest bearing deposits.

Assets

The Corporation’s total assets were approximately $12.3 billion as of December 31, 2017, an increase of $338.8 million from December 31, 2016. The increase was mainly due to a $416.7 million increase in cash and cash equivalents, largely driven by the deposit build-up experienced after the hurricanes. These funds from the deposit build-up are maintained at the Federal Reserve Bank cash account pending better information about the volatility of these funds.  In addition, the deferred tax asset (net of valuation allowance) increased by $13.2 million, mainly in connection with the storm-related charges to the provision recorded in 2017, and the OREO portfolio balance increased by $10.3 million, primarily related to $10.6 million of collateral acquired in connection with the aforementioned resolution of a $27.6 million non-performing commercial relationship in Puerto Rico.

These variances were partially offset by a $53.4 million decrease in total loans (before the allowance for loan and lease losses), as further discussed below, a $26.2 million increase in the allowance driven by the establishment of the storm-related allowance during 2017, and a $32.4 million decrease in certain accounts receivable recorded as part of “Other assets” in the statement of financial condition.

Loans Receivable, including Loans Held for Sale

The following table presents the composition of the loan portfolio, including loans held for sale, as of year-end for each of the last five years.

	2017	2016	2015	2014	2013
(In thousands)
Residential mortgage loans (1)(2)	$3,290,957	$3,296,031	$3,344,719	$3,011,187	$2,549,008
Commercial loans:
Commercial mortgage loans	1,614,972	1,568,808	1,537,806	1,665,787	1,823,608
Construction loans (3)	111,397	124,951	156,195	123,480	168,713
Commercial and Industrial
loans	2,083,253	2,180,455	2,246,513	2,317,416	2,621,612
Loans to local financial institutions
collateralized by real estate
mortgages (2)	-	-	-	-	240,072
Total commercial loans	3,809,622	3,874,214	3,940,514	4,106,683	4,854,005
Finance leases	257,462	233,335	229,165	232,126	245,323
Consumer loans	1,492,435	1,483,293	1,597,984	1,750,419	1,821,196
Total loans held for investment	8,850,476	8,886,873	9,112,382	9,100,415	9,469,532
Less:
Allowance for loan and lease losses	(231,843)	(205,603)	(240,710)	(222,395)	(285,858)
Total loans held for investment, net	8,618,633	8,681,270	8,871,672	8,878,020	9,183,674
Loans held for sale (3)	32,980	50,006	35,869	76,956	75,969
Total loans, net	$8,651,613	$8,731,276	$8,907,541	$8,954,976	$9,259,643
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

Lending Activities

As of December 31, 2017, the Corporation’s total loan portfolio, before allowance, amounted to $8.9 billion, down $53.4 million when compared to December 31, 2016. The decline primarily reflects a $293.3 million decrease in the Puerto Rico region,  including the effect of the sale of the PREPA credit line with a book value of $64 million at the time of the sale in the first quarter of 2017, charge-offs of $30.8 million and cash collections of $10.2 million during 2017 on TDF commercial mortgage loans, the repayment of a $40.5 million commercial and industrial loan, the resolution of a $27.6 million non-performing commercial relationship,  and a $74.9 million reduction in residential mortgage loans. In addition, the total loan portfolio balance in the Virgin Islands decreased by $43.1 million, including a reduction of $31.9 million in residential mortgage loans and a $14.0 million decrease related to the reduction in the balance of a pre-arranged overdraft account of a government entity.  The variances were partially offset by an increase of $283.0 million in the Florida region, including an increase of $192.9 million in commercial and construction loans and an $84.5 million increase in residential mortgage loans.

As shown in the table above, as of December 31, 2017, the loans held for investment portfolio was comprised of commercial and construction loans (43%), residential real estate loans (37%), and consumer and finance leases (20%). Of the total gross loan portfolio held for investment of $8.9 billion as of December 31, 2017, approximately 75% had credit risk concentration in Puerto Rico, 19% in the U.S. (mainly in the state of Florida) and 6% in the Virgin Islands, as shown in the following tables, which also show the credit risk concentration as of December 31, 2016:

As of December 31, 2017	Puerto Rico	Virgin Islands	United States	Total
(In thousands)
Residential mortgage loans	$2,413,379	$282,738	$594,840	$3,290,957

Commercial mortgage loans	1,127,409	95,464	392,099	1,614,972
Construction loans	41,511	43,314	26,572	111,397
Commercial and Industrial loans	1,373,714	116,323	593,216	2,083,253

Total commercial loans	2,542,634	255,101	1,011,887	3,809,622
Finance leases	257,462	-	-	257,462
Consumer loans	1,389,560	46,412	56,463	1,492,435
Total loans held for investment, gross	$6,603,035	$584,251	$1,663,190	$8,850,476
Loans held for sale	30,397	325	2,258	32,980
Total loans, gross	$6,633,432	$584,576	$1,665,448	$8,883,456

As of December 31, 2016	Puerto Rico	Virgin Islands	United States	Total
(In thousands)
Residential mortgage loans	$2,480,076	$314,915	$501,040	$3,296,031

Commercial mortgage loans	1,177,550	79,365	311,893	1,568,808
Construction loans	42,753	44,687	37,511	124,951
Commercial and Industrial loans	1,571,097	139,795	469,563	2,180,455

Total commercial loans	2,791,400	263,847	818,967	3,874,214
Finance leases	233,335	-	-	233,335
Consumer loans	1,383,485	48,958	50,850	1,483,293
Total loans held for investment, gross	$6,888,296	$627,720	$1,370,857	$8,886,873
Loans held for sale	38,423	-	11,583	50,006
Total loans, gross	$6,926,719	$627,720	$1,382,440	$8,936,879

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

The following table sets forth certain additional data (including loan production) related to the Corporation’s loan portfolio net of the allowance for loan and lease losses as of the dates indicated:
	For the Year Ended December 31,
	2017	2016	2015	2014	2013
(Dollars in thousands)
Beginning balance as of January 1	$8,731,276	$8,907,541	$8,954,976	$9,259,643	$9,587,218
Residential real estate loans originated
and purchased (1)	549,147	749,653	703,749	826,937	830,959
Construction loans originated and
purchased	58,103	19,019	32,604	39,041	57,514
C&I and commercial mortgage loans
originated and purchased	1,729,659	1,601,618	1,734,233	1,842,697	1,608,036
Finance leases originated	93,670	87,246	84,978	76,765	104,968
Consumer loans originated and purchased	785,516	780,148	835,719	916,251	1,055,940
Total loans originated and
purchased	3,216,095	3,237,684	3,391,283	3,701,691	3,657,417
Loans acquired from Doral Bank	-	-	311,410	-	-
Sales of loans	(375,754)	(514,489)	(598,840)	(394,736)	(968,626)
Repayments and prepayments	(2,788,758)	(2,801,024)	(2,970,373)	(3,483,590)	(2,798,355)
Other decreases (2)	(131,246)	(98,436)	(180,915)	(128,032)	(218,011)
Net decrease	(79,663)	(176,265)	(47,435)	(304,667)	(327,575)
Ending balance as of December 31	$8,651,613	$8,731,276	$8,907,541	$8,954,976	$9,259,643

Percentage decrease	(0.91)%	(1.98)%	(0.53)%	(3.29)%	(3.42)%
_____________
(1) For 2014, includes the purchase from Doral Bank of $192.6 million in outstanding principal balance of performing residential mortgage loans.
(2) Includes, among other things, the change in the allowance for loan and lease losses and cancellation of loans due to the repossession of the collateral and loans repurchased.

Residential Real Estate Loans

As of December 31, 2017, the Corporation’s residential real estate loan portfolio held for investment decreased by $5.1 million as compared to the balance as of December 31, 2016, mainly resulting from activities in Puerto Rico and the Virgin Islands as principal repayments and charge-offs exceeded the volume of new loans originated and held for investment purposes. The residential mortgage loan portfolio held for investment in Puerto Rico and the Virgin Islands decreased during the year 2017 by $66.7 million and $32.2 million, respectively, partially offset by an increase of $93.8 million in Florida.

The majority of the Corporation’s outstanding balance of residential mortgage loans in Puerto Rico and the Virgin Islands consists of fixed-rate loans that traditionally carried higher yields than residential mortgage loans in Florida.  In the Florida region, approximately 56% of the residential real estate loan portfolio consisted of adjustable-rate mortgages.   In accordance with the Corporation’s underwriting guidelines, residential real estate loans are mostly fully documented loans, and the Corporation does not generally originate negative amortization loans.  Refer to Contractual Obligations and Commitments below for additional information about outstanding commitments to sell mortgage loans.

Residential mortgage loan originations and purchases for the year ended December 31, 2017 amounted to $549.1 million compared to $749.7 million for 2016 and $703.7 million for 2015.  These statistics include purchases from mortgage bankers of $58.9 million for the year ended December 31, 2017, compared to $85.0 million in 2016 and $91.9 million in 2015.   The lower volume of loan originations in 2017, compared to 2016, includes a decrease of $186.7 million in Puerto Rico, primarily in conforming loan originations and refinancings, and decreases of $9.2 million and $4.6 million in the Virgin Islands and Florida, respectively.  Higher market interest rates and the sharp drop in business activity after the hurricanes adversely affected residential mortgage loan origination volumes in 2017.

Commercial and Construction Loans

As of December 31, 2017, the Corporation’s commercial and construction loan portfolio held for investment decreased by $64.6 million to $3.8 billion, as compared to the balance as of December 31, 2016. The decrease primarily reflects a $248.8 million reduction in Puerto Rico, largely driven by the aforementioned sale of the PREPA credit line in the first quarter of 2017 with a book value of $64 million at the time of sale, charge offs of $30.8 million and cash collections of $10.2 million during the year on TDF commercial mortgage loans, the resolution of a $27.6 million non-performing commercial relationship in the second quarter of 2017, cash collections of $40.5 million associated with a loan paid off during the fourth quarter of 2017, and the decrease in the balance of certain revolving lines of credits. In addition, commercial and construction loans held for investment in the Virgin Islands decreased by $8.7 million, driven by the aforementioned $14.0 million decrease in the balance of a pre-arranged overdraft account of a government entity. These variances were partially offset by a $192.9 million growth in the Florida region. The Corporation has invested in facilities, increased its resources dedicated to commercial and corporate banking functions and invested in a technology platform in Florida as the Corporation expects to achieve continued growth in this region.

As of December 31, 2017, the Corporation had $55.9 million of outstanding loans extended to the Puerto Rico government, its municipalities and public corporations, compared to $133.6 million as of December 31, 2016. As mentioned above, during the first quarter of 2017, the Corporation received an unsolicited offer and sold its outstanding participation in the PREPA line of credit with a book value of $64 million at the time of sale (with a principal balance of $75 million), thereby reducing its direct exposure to the Puerto Rico government. Approximately $33.9 million of the outstanding loans as of December 31, 2017 consisted of loans extended to municipalities in Puerto Rico, which in most cases are supported by assigned property tax revenues.  The vast majority of revenues of the municipalities included in the Corporation’s loan portfolio are independent of the Puerto Rico central government. These municipalities are required by law to levy special property taxes in such amounts as are required for the payment of all of their respective general obligation bonds and notes. Late in 2015, the GDB and the Municipal Revenue Collection Center (“CRIM”) signed and perfected a deed of trust. Through this deed, the GDB, as fiduciary, is required to keep the CRIM funds separate from any other deposits and must distribute the funds pursuant to applicable law. The CRIM funds are deposited at another commercial depository financial institution in Puerto Rico. Approximately $6.8 million of the outstanding loans as of December 31, 2017 consisted of a loan to a unit of the central government, and approximately $15.1 million consisted of a loan to an affiliate of PREPA.

Furthermore, as of December 31, 2017, the Corporation had three commercial mortgage loans granted to the hotel industry in Puerto Rico that were previously guaranteed by the TDF with an outstanding principal balance of $120.2 million (book value of $70.8 million), compared to $127.7 million outstanding (book value of $111.8 million) as of December 31, 2016. Historically, the borrower and the operations of the underlying collateral of these loans have been the primary sources of repayment and the TDF, which is a subsidiary of the GDB, provided a secondary guarantee for payment performance.  As part of agreements executed in the second quarter of 2017 and first quarter of 2018, the TDF paid $7.6 million and $4.0 million, respectively, to honor a portion of its guarantee on these loans.   As provided in the agreements, the cash payments received by the Corporation released the TDF from its liability as a guarantor of these loans. As a result, the income-producing real estate properties are now the only collateral of such loans, thus, any decline in collateral valuations may require additional impairments on these loans.  All the three TDF commercial mortgage loans have been classified as non-performing and impaired since the first quarter of 2016, and interest payments have been applied against principal since then. Approximately $4.7 million of interest payments received on loans guaranteed by the TDF since late March 2016 have been applied against principal. During 2017, the Corporation recorded charge-offs totaling $30.8 million on these facilities for the portion of the recorded investment in excess of the fair value of the collateral and the guarantee, considering the aforementioned agreements reached with the TDF.  In addition, GDB agreed to issue to the Bank a fixed income financial instrument pursuant to the GDB’s Restructuring Support Agreement approved by the PROMESA oversight board. As of December 31, 2017, the non-performing TDF commercial mortgage loans and related facilities are being carried (net of reserves and accumulated charge-offs) at 52% of the unpaid principal balance.

The Corporation also has credit exposure to USVI government entities. As of December 31, 2017, the Corporation had $70.4 million in loans to USVI government instrumentalities and public corporations, compared to $84.7 million as of December 31, 2016. Of the amount outstanding as of December 31, 2017, approximately $47.2 million was owed by public corporations of the USVI and $23.2 million was owed by an independent instrumentality of the USVI government.  All loans are currently performing and up to date on principal and interest payments.

As of December 31, 2017, the Corporation’s total exposure to shared national credit (“SNC”) loans amounted to $916.9 million, compared to $717.6 million as of December 31, 2016. As of December 31, 2017, approximately $408.0 million of the SNC exposure related to the portfolio in Puerto Rico and $509.0 million related to the portfolio in the Florida region.

Commercial and construction loan originations (excluding government loans) for 2017 amounted to $1.8 billion compared to $1.6 billion in 2016, an increase of $221.9 million.  The increase reflects a growth of $245.6 million in commercial and construction loan originations in Florida, partially offset by decreases of $13.8 million and $9.9 million in Puerto Rico and the Virgin Island regions, respectively, adversely affected by disruptions in economic activity associated with Hurricanes Irma and Maria.

There were no government loan originations during 2017, compared to government loan originations of $54.8 million during 2016.

The composition of the Corporation’s construction loan portfolio held for investment as of December 31, 2017 by category and geographic location follows:

As of December 31, 2017
	Puerto Rico	Virgin Islands	United States	Total
(In thousands)
Loans for residential housing projects:
Mid-rise (1)	$707	$-	$-	$707
Single-family, detached	2,073	372	3,149	5,594
Total for residential housing projects	2,780	372	3,149	6,301
Construction loans to individuals secured by residential
properties	426	1,197	-	1,623
Loans for commercial projects	13,997	39,269	23,334	76,600
Land loans - residential	13,043	2,486	89	15,618
Land loans - commercial	11,324	-	-	11,324
Total before net deferred fees and allowance for loan losses	$41,570	$43,324	$26,572	$111,466
Net deferred fees	(59)	(10)	-	(69)
Total construction loan portfolio, gross	41,511	43,314	26,572	111,397
Allowance for loan losses	(3,355)	(1,161)	(6)	(4,522)
Total construction loan portfolio, net	$38,156	$42,153	$26,566	$106,875
___________
(1) Mid-rise relates to buildings of up to seven stories.

The following table presents further information on the Corporation’s construction portfolio as of and for the year ended December 31, 2017:

(Dollars in thousands)
Total undisbursed funds under existing commitments	$77,649
Construction loans held for investment in non-accrual status	$52,113
Construction loans held for sale in non-accrual status	$8,290
Net charge offs - Construction loans	$2,875
Allowance for loan losses - Construction loans	$4,522
Non-performing construction loans to total construction loans, including held for sale	50.47%
Allowance for loan losses for construction loans to total construction loans held for investment	4.06%
Net charge-offs to total average construction loans	2.05%

The following summarizes the construction loans for residential housing projects in Puerto Rico segregated by the estimated selling price of the units:

	(In thousands)
	Construction loan portfolio:
	Under $300k	$1,989
	Over $600k (1)	791
		$2,780
________
(1) One residential housing project in Puerto Rico.

Consumer Loans and Finance Leases

As of December 31, 2017, the Corporation’s consumer loan and finance lease portfolio increased by $33.3 million to $1.7 billion, as compared to the portfolio balance as of December 31, 2016. The increase was primarily reflected in personal loans and finance leases, showing increases of $25.5 million and $24.1 million, respectively, partially offset by a $6.3 million decrease in boat loans, a $3.6 million reduction in auto loans, and a $3.4 million reduction in the credit card loan portfolio balance. The increase was primarily associated with an increased level of loan originations in the Puerto Rico region during the year, despite disruptions associated with Hurricanes Irma and Maria in 2017, and the effect of the 3-month payment deferral program provided to customers affected by the hurricanes.

Originations of auto loans (including finance leases) in 2017 amounted to $388.8 million, an increase of $26.9 million, compared to $361.9 million in 2016. The increase was primarily reflected in the Puerto Rico and Florida regions with increases of $26.6 million and $2.1 million, respectively, partially offset by a $1.8 million reduction in the Virgin Islands. Personal loan originations in 2017, other than credit cards, amounted to $183.7 million compared to $186.8 million in 2016. Most of the decrease in consumer loan originations during 2017, as compared to 2016, was reflected in the Virgin Islands region. The utilization activity on the outstanding credit card portfolio in 2017 amounted to $306.6 million compared to $318.7 million in 2016.

Investment Activities

As part of its liquidity, revenue diversification and interest rate risk strategies, First BanCorp. maintains an investment portfolio that is classified as available for sale or held to maturity. The Corporation’s total available-for-sale investment securities portfolio as of December 31, 2017 amounted to $1.9 billion, an increase of $9.1 million from December 31, 2016. The increase was mainly driven by purchases of approximately $116.5 million of 7-8 Years U.S. agency callable debt securities with an average yield of 2.80% and purchases of $141.5 million of 15-Year U.S. agency MBS with an average yield of 2.44%.

The increase was partially offset by: (i) principal prepayments of $206.8 million on U.S. agency MBS (including CMOs); (ii) the sale of non-performing bonds of the GDB and the Puerto Rico Public Buildings Authority with a book value of $23.0 million at the time of sale; and (iii) the redemption of $8.5 million of U.S. agency debt securities prior to maturity.

Approximately 98% of the Corporation’s available-for-sale securities portfolio is invested in U.S. Government and Agency debentures and fixed-rate U.S. government-sponsored-agency MBS (mainly GNMA, FNMA and FHLMC fixed-rate securities).

The Corporation owns bonds of the Puerto Rico Housing Finance Authority in the aggregate amount of $8.0 million that are carried on the Corporation’s books at their aggregate fair value of $6.8 million and are current as to contractual payments as of December 31, 2017.

As of December 31, 2017, the Corporation’s held-to-maturity investment securities portfolio amounted to $150.6 million, down $5.6 million from December 31, 2016. Held-to-maturity investment securities consist of financing arrangements with Puerto Rico municipalities issued in bond form, which are accounted for as securities, but are underwritten as loans with features that are typically found in commercial loans.  These obligations typically are not issued in bearer form, are not registered with the SEC and are not rated by external credit agencies. These bonds have seniority to the payment of operating costs and expenses of the municipality and are supported by assigned property tax revenues.  Approximately 70% of the Corporation’s municipality bonds consist of obligations issued by three of the largest municipalities in Puerto Rico. These municipalities are required by law to levy special property taxes in such amounts as are required for the payment of all of their respective general obligation bonds and loans.

Refer to Exposure to Puerto Rico Government discussion below for information and details about the Corporation’s total direct exposure to the Puerto Rico government.

The following table presents the carrying value of investments as of December 31, 2017 and 2016:

	2017	2016
(In thousands)
Money market investments	$10,415	$10,094

Investment securities available for sale, at fair value:
U.S. government and agencies obligations	609,188	505,859
Puerto Rico government obligations	6,813	26,828
Mortgage-backed securities	1,274,497	1,348,725
Other	518	508
Total investment securities available for sale, at fair value	1,891,016	1,881,920

Investment securities held to maturity, at amortized cost:
Puerto Rico Municipal Bonds	150,627	156,190

Other equity securities, including $40.9 million and $40.8
million of FHLB stock as of December 31, 2017 and
2016, respectively	43,119	42,992
Total money market investments and investment securities	$2,095,177	$2,091,196

Mortgage-backed securities as of December 31, 2017 and 2016 consisted of:

	2017	2016
(In thousands)
Available-for-sale:
FHLMC certificates	$311,706	$315,320
GNMA certificates	221,630	226,627
FNMA certificates	680,040	727,273
Collateralized mortgage obligations issued or
guaranteed by FHLMC or GNMA	44,061	58,812
Other mortgage pass-through certificates	17,060	20,693
Total mortgage-backed securities	$1,274,497	$1,348,725

The carrying values of investment securities classified as available for sale and held to maturity as of December 31, 2017 by contractual maturity (excluding mortgage-backed securities and equity securities) are shown below:

	Carrying Amount	Weighted average yield %
(In thousands)
U.S. government and agencies obligations
Due within one year	$122,152	1.06
Due after one year through five years	313,166	1.42
Due after five years through ten years	133,249	2.72
Due after ten years	40,621	1.84
	609,188	1.66

Puerto Rico government and municipalities obligations
Due after one year through five years	3,853	5.38
Due after five years through ten years	43,641	5.08
Due after ten years	109,946	5.00
	157,440	5.03

Other Investment Securities
Due within one year	100	1.48

Total	766,728	2.35

Mortgage-backed securities	1,274,497	2.54

Equity securities	418	2.11

Total investment securities available for sale and held to maturity	$2,041,643	2.47

Net interest income of future periods could be affected by prepayments of mortgage-backed securities. Any acceleration in the prepayments of mortgage-backed securities would lower yields on these securities, as the amortization of premiums paid upon acquisition of these securities would accelerate. Conversely, acceleration of the prepayments of mortgage-backed securities would increase yields on securities purchased at a discount, as the amortization of the discount would accelerate. These risks are directly linked to future period market interest rate fluctuations. Also, net interest income in future periods might be affected by the Corporation’s investment in callable securities. As of December 31, 2017, the Corporation had approximately $243.9 million in debt securities (U.S. Agencies and Puerto Rico government securities) with embedded calls and with an average yield of 2.06%. Refer to Risk Management below for further analysis of the effects of changing interest rates on the Corporation’s net interest income and the interest rate risk management strategies followed by the Corporation. Also refer to Note 6, “Investment Securities,” of the consolidated financial statements included in Item 8 of this Form 10-K, for additional information regarding the Corporation’s investment portfolio.

Investment Securities and Loans Receivable Maturities

The following table presents the maturities or repricings of the loan and investment portfolio as of December 31, 2017:

		2-5 Years		Over 5 Years
		Fixed -	Variable -	Fixed -	Variable -
	One Year	Interest	Interest	Interest	Interest
	or Less	Rates	Rates	Rates	Rates	Total
(In thousands)
Investments:
Money market investments	$10,415	$-	$-	$-	$-	$10,415
Mortgage-backed securities	61,121	21,098	-	1,192,278	-	1,274,497
Other securities (1)	335,562	313,166	-	161,537	-	810,265
Total investments	407,098	334,264	-	1,353,815	-	2,095,177

Loans: (2) (3)
Residential mortgage	566,599	355,012	209,781	2,180,854	3,401	3,315,647
C&I and commercial mortgage	2,987,796	355,243	239,376	107,458	8,352	3,698,225
Construction	116,039	2,502	-	1,146	-	119,687
Finance leases	77,878	174,259	-	5,325	-	257,462
Consumer	620,342	801,821	-	70,272	-	1,492,435
Total loans	4,368,654	1,688,837	449,157	2,365,055	11,753	8,883,456
Total earning assets	$4,775,752	$2,023,101	$449,157	$3,718,870	$11,753	$10,978,633
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

Risk Definition

Liquidity Risk

Liquidity risk is the risk to earnings or capital arising from the possibility that the Corporation will not have sufficient cash to meet its short-term liquidity demands, such as from deposit redemptions or loan commitments. Refer to Liquidity and Capital Adequacy below for further details.

Interest Rate Risk

Interest rate risk is the risk arising from adverse movements in interest rates. Refer to Interest Rate Risk Management below for further details.

Market Risk

Market risk is the risk arising from adverse movements in market rates or prices, such as interest rates or equity prices. The Corporation evaluates market risk together with interest rate risk.  Refer to Interest Rate Risk Management below for further details.

Credit Risk

Credit risk is the risk arising from a borrower’s or a counterparty’s failure to meet the terms of a contract with the Corporation or otherwise to perform as agreed. Refer to Credit Risk Management below for further details.

Operational Risk

Operational risk is the risk arising from problems with the delivery of services or products. This risk is a function of internal controls, information systems, employee integrity and operating processes. It also includes risks associated with the Corporation’s preparedness for the occurrence of an unforeseen event. This risk is inherent across all functions, products and services of the Corporation. Refer to Operational Risk below for further details.

Legal and Regulatory Risk

Legal and regulatory risk is the risk arising from the Corporation’s failure to comply with laws or regulations that can adversely affect the Corporation’s reputation and/or increase its exposure to litigation or penalties.

Reputational Risk

Reputational risk is the risk arising from any adverse effect on the Corporation’s market value, capital or earnings of negative public opinion, whether true or not. This risk affects the Corporation’s ability to establish new relationships or services, or to continue servicing existing relationships.

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

Capital Risk

Capital risk is the risk that the Corporation may lose value on its capital or have an inadequate capital plan, which would result in insufficient capital resources to meet minimum regulatory requirements, support its credit rating, or support its growth and strategic options.

Strategic Risk

Strategic Risk refers to the risk arising from adverse business decisions, poor implementation of business decisions, or lack of responsiveness to changes in the banking industry and operating environment. This risk is a function of the compatibility of the Corporation’s strategic goals, the business strategies developed to achieve those goals, the resources deployed against these goals, and the quality of implementation.

Information Technology Risk

Information Technology risk is the risk arising from the loss of confidentiality, integrity, or availability of information or information systems and of cyber incidents or data breaches.  It includes business risks associated with the use, ownership, operation, involvement, influence, and adoption of information technology within the Corporation.

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

Risk Committee

The Risk Committee is appointed by the Board of Directors of the Corporation to assist the Board in fulfilling its responsibility to oversee the Corporation’s management of its company-wide risk management framework. The Committee’s role is one of oversight, recognizing that management is responsible for designing, implementing and maintaining an effective risk management framework. The Committee’s primary responsibilities are to:

•         Review and discuss management’s assessment of the Corporation’s aggregate enterprise-wide profile and the alignment of the Corporation’s risk profile with the Corporation’s strategic plan, goals and objectives;

•         Review and recommend to the Board the articulation and establishment of the Corporation’s risk tolerance and risk appetite;

•         Receive reports from management and, if appropriate, other Board committees, regarding the Corporation’s policies and procedures related to the Corporation’s adherence to risk limits and its established risk tolerance and risk appetite or on selected risk topics;

•         Oversee the strategies, policies, procedures, and systems established by management to identify, assess, measure, and manage the major risks facing the Corporation, which may include an overview of the Corporation’s credit risk, operational risk, compliance risk, interest rate risk, liquidity risk, market risk, and reputational risk, as well as management’s capital management, planning and assessment process;

•         Oversee management’s activities with respect to capital planning, including stress testing and model risk; and

•         Review and discuss with management risk assessments for new products and services.

Asset/Liability Committee

The Asset/Liability Committee is appointed by the Board of Directors to assist the Board in its oversight of the Corporation’s asset and liability management policies related to the management of the Corporation’s funds, investments, liquidity, and interest rate risk, and the use of derivatives. In doing so, the Committee’s primary functions involve:

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

Credit Committee

The Credit Committee is appointed by the Board of Directors to assist the Board in its oversight of the Corporation’s policies related to the Corporation’s lending function, hereafter “Credit Management.” The Committee’s primarily responsibilities are to:

•         Review the quality of the Corporation’s credit portfolio and the trends affecting that portfolio;

•         Oversee the effectiveness and administration of credit-related policies;

•         Approve loans as required by the lending authorities approved by the Board; and

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

•         The application of the Corporation’s code of business conduct and ethics as established by management and the Board of Directors; and

•         The preparation of the Audit Committee report required to be included in the Corporation’s annual stockholders’ meeting proxy statement by the rules of the SEC.

Compliance Committee

The Compliance Committee assists the Board of the Bank in fulfilling its responsibility with respect to any actions required by the FDIC and the Commissioner of Financial Institutions of the Commonwealth of Puerto Rico to improve the financial condition of the Bank.

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

Management Roles and Responsibilities

While the Board of Directors is charged with the oversight of the risk governance program, the responsibility for implementing the necessary policies and procedures, and internal controls is delegated to the management of the Corporation. To carry out these responsibilities, the Corporation has a clearly defined risk governance culture. To ensure that risk management is communicated at all levels of the Corporation, and each area understands its specific role, there are several management level committees that have been established to support risk oversight, as follows:

Executive Risk Management Committee

The Executive Risk Management Committee is responsible for exercising oversight of information regarding First BanCorp.’s enterprise risk management framework, including the significant policies, procedures, and practices employed to manage the identified risk categories (credit risk, operational risk, legal and regulatory risk, reputational risk, model risk, and capital risk). In carrying out its oversight responsibilities, each Committee member is entitled to rely on the integrity and expertise of those people providing information to the Committee and on the accuracy and completeness of such information, absent actual knowledge of the inaccuracy.

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

•         The risk governance structure;

•         The risk competencies of the Corporation;

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

Other Management Committees

As part of its governance framework, the Corporation has various additional risk management related-committees. These committees are jointly responsible for ensuring adequate risk measurement and management in their respective areas of authority. At the management level, these committees include:

•         Management’s Investment and Asset Liability Committee (“MIALCO”) – oversees interest rate and market risk, liquidity management and other related matters. Refer to Liquidity Risk and Capital Adequacy and Interest Rate Risk Management below for further details.

•         Information Technology Steering Committee – oversees and counsels on matters related to information technology and cyber security, including the development of information management policies and procedures throughout the Corporation.

•         Bank Secrecy Act Committee – oversees, monitors and reports on the Corporation’s compliance with the Bank Secrecy Act.

•         Credit Committees (consisting of a Credit Management Committee and a Delinquency Committee) – oversees and establishes standards for credit risk management processes within the Corporation. The Credit Management Committee is responsible for the approval of loans above an established size threshold. The Delinquency Committee is responsible for the periodic review of (a) past-due loans, (b) overdrafts, (c) non-accrual loans, (d) OREO assets, and (e) the Bank’s watch list and non-performing loans.

•         Vendor Management Committee – oversees policies, procedures and related practices related to the Corporation’s vendor management efforts.  The Vendor Management Committee’s primary functions involve the establishment of processes and procedures to enable the recognition, assessment, management and monitoring of vendor management risks.

•         The Community Reinvestment Act Executive Committee – oversees, monitors and reports on the Corporation’s compliance with CRA regulatory requirements. The Bank is committed to develop programs and products that increase access to credit and create a positive impact on low and moderate income individuals and communities.

•         Anti-Fraud Committee – oversees the Corporation’s policies, procedures and related practices relating to the Corporation’s anti-fraud measures.

•         Regulatory Compliance Committee - oversees the Corporation’s Regulatory Compliance Management System. The Regulatory Compliance Committee reviews and discusses any regulatory compliance laws and regulations that impact performance of regulatory compliance policies, programs and procedures. Ensures the coordination of regulatory compliance requirements throughout departments and business units.

•         Stress Testing and Capital Planning Committee – oversees the implementation of the Corporation’s stress testing program and its compliance with the Dodd-Frank Act. The Stress Testing and Capital Planning Committee is responsible for the development and implementation of ongoing stress testing activities as a component of risk management and capital planning within the Corporation. In addition, it reviews all stress testing activities on a regular basis to determine validity of assumptions, estimates, underlying models, macroeconomic scenarios and results.

•         Regulatory Reporting Committee – oversees and assists the Senior Officers in fulfilling their responsibility for oversight of the accuracy and timeliness of the required regulatory reports and related policies and procedures, addresses changes and/or concerns communicated by the regulators and addresses issues identified during the regulatory reporting process.  The Regulatory Reporting Committee oversees the established controls and procedures designed to ensure that information in regulatory reports is recorded, processed, and reported accurately and on a timely basis.

•         Complaints Management Committee – assists in overseeing the complaint management process implemented across the Corporation within the three marketplaces; Puerto Rico, Eastern Caribbean Region (USVI and BVI) and Florida.  The Complaints Management Committee supports the Corporation’s Complaints Management Program relating to resolution of complaints within the lines of business. When appropriate, the Complaints Management Committee evaluates existing corrective actions within lines of business related to complaints and complaint management practices within the units.

•         Project Portfolio Management Committee – reviews and oversees the performance of the portfolio and individual projects during the Project Management Cycle (Initiation, Planning, Execution, Control & Monitoring, and Closing). The Project Portfolio Management Committee balances conflicting demands between projects, decides on priorities assigned to each project based on organizational priorities and capacity, oversees project budgets, risks and actions taken to control and mitigate risks.

Officers

As part of its governance framework, the following officers play a key role in the Corporation’s risk management process:

•       Chief Executive Officer (“CEO”) - responsible for the overall risk governance structure of the Corporation.  The CEO is ultimately responsible for business strategies, strategic objectives, risk management priorities, and policies.

•       Chief Risk Officer (“CRO”) - responsible for the oversight of the risk management of the Corporation as well as the risk governance processes. The CRO, together with the Enterprise Risk Management and Operational Risk Director, monitor key risks and manages the operational risk program.  The CRO provides the leadership and strategy for the Corporation’s risk management and monitoring activities and is responsible for the oversight of regulatory compliance, loan review, model risk, and operational risk management.

•       Chief Credit Risk Officer, Chief Lending Officer and other senior executives - responsible for managing and executing the Corporation’s credit risk program.

•       Chief Financial Officer (“CFO”), together with the Corporation’s Treasurer - manage the Corporation’s interest rate and market and liquidity risk programs and, together with the Corporation’s Chief Accounting Officer, are responsible for the implementation of accounting policies and practices in accordance with GAAP and applicable regulatory requirements. The

CFO is assisted by the Risk Assessment Manager in the review of the Corporation’s internal control over financial reporting and disclosure controls and procedures.

•       Chief Accounting Officer - responsible for the development and implementation of the Corporation’s accounting policies and practices and the review and monitoring of critical accounts and transactions to ensure that they are managed in accordance with GAAP and applicable regulatory requirements.

•       Strategic Planning Director - responsible for the development of the Corporation’s strategic and business plan, by coordinating and collaborating with the executive team and all corporate bodies concerned with the strategic and business planning process.

•       Investors Relations and Capital Planning Officer - responsible for developing and executing a strategy for a stress testing modeling framework. The Investors Relations and Capital Planning Officer oversees DFAST implementation and compliance while ensuring that stress tests are documented appropriately, including with a description of the types of stress test methodologies used, key assumptions, results, and suggested actions.

•       ERM and Operational Risk Director - responsible for driving the identification, assessment, measurement, mitigation risk and exposure and monitoring of key risks throughout the Corporation. The ERM and Operational Risk Director promotes and instills a culture of risk control, identifies and monitors the resolution of major and critical operational risk issues across the Corporation, and serves as a key advisor to business executives with regards to risk exposure to the organization, corrective actions and corporate policies and best practices to mitigate risks.

•       Compliance Director - responsible for oversight of regulatory compliance. The Compliance Director maintains an inventory of applicable regulations, implements an enterprise-wide compliance risk assessment, and monitors compliance with significant regulations. The Compliance Director is responsible for building awareness of, and educating business units and subsidiaries on, regulatory risks.

•       General Counsel - responsible for the oversight of legal risks, including matters such as contract structuring, litigation risk and all legal related aspects. The Corporate Affairs Officer assists the General Counsel with various legal areas, including, but not limited, to SEC reporting matters, insurance coverage and liability, and contract structuring.

•       Corporate Security Officer (“CSO”) - responsible for the oversight of information security policies and procedures, and the ongoing monitoring of existing and new vendors’ due diligence for information security. In addition, the CSO identifies risk factors, and determines solutions to security needs.

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

Liquidity Risk and Capital Adequacy, Interest Rate Risk, Credit Risk, Operational Risk, Legal and Compliance Risk and Concentration Risk Management

The following discussion highlights First BanCorp.’s adopted policies and procedures for liquidity risk and capital adequacy, interest rate risk, credit risk, operational risk, legal and compliance risk and concentration risk.

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

The Corporation manages liquidity at two levels. The first is the liquidity of the parent company, which is the holding company that owns the banking and non-banking subsidiaries. The second is the liquidity of the banking subsidiary. As of December 31, 2017, FirstBank could not pay any dividends to the holding company except upon receipt of required regulatory approvals. In 2017, the Corporation has paid quarterly interest payments on the subordinated debentures associated with its trust-preferred securities and the monthly dividend income on its non-cumulative perpetual monthly income preferred stock pursuant to regulatory approvals received to make these payments.

The Asset and Liability Committee of the Board of Directors is responsible for establishing the Corporation’s liquidity policy as well as approving operating and contingency procedures, and monitoring liquidity on an ongoing basis. The MIALCO, using measures of liquidity developed by management that involve the use of several assumptions, reviews the Corporation’s liquidity position on a monthly basis. The MIALCO oversees liquidity management, interest rate risk and other related matters.

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

The Corporation manages its liquidity in a proactive manner in order to maintain a sound liquidity position. It uses multiple measures to monitor the liquidity position, including core liquidity, basic liquidity, and time-based reserve measures. As of December 31, 2017, the estimated core liquidity reserve (which includes cash and free liquid assets) was $1.9 billion or 15.6% of total assets, compared to $1.6 billion or 13.35% of total assets as of December 31, 2016. The increase in core liquidity levels was largely driven by the aforementioned deposit build-up experienced after the hurricanes.  These funds from the deposit build-up are maintained at the Federal Reserve Bank cash account pending better information on the volatility of these funds.  The basic liquidity ratio (which adds available secured lines of credit to the core liquidity) was approximately 21.2% of total assets, compared to 19.7% of total assets as of December 31, 2016. As of December 31, 2017, the Corporation had $683.6 million available for additional credit from the FHLB of New York. Unpledged liquid securities as of December 31, 2017, mainly fixed-rate MBS and U.S. agency debentures, amounted to approximately $1.1 billion. The Corporation does not rely on uncommitted inter-bank lines of credit (federal funds lines) to fund its operations and does not include them in the basic liquidity measure.  As of December 31, 2017, the holding company had $27.0 million of cash and cash equivalents. Cash and cash equivalents at the Bank level as of December 31, 2017 were approximately $709.5 million. The Bank had $1.2 billion in brokered CDs as of December 31, 2017, of which approximately $656.9 million mature over the next twelve months. Liquidity at the Bank is highly dependent on bank deposits, which fund 74% of the Bank’s assets (or 65% excluding brokered CDs).

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

The Corporation has continued reducing the amounts of its outstanding brokered CDs. As of December 31, 2017, the amount of brokered CDs had decreased $289.2 million to $1.2 billion from brokered CDs of $1.4 billion as of December 31, 2016.  At the same time as the Corporation focuses on reducing its reliance on brokered CDs, it is seeking to add core deposits. During 2017, the Corporation increased non-brokered deposits, excluding government deposits, by $392.4 million to $7.2 billion as further discussed below.

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

The Corporation's principal sources of funding are:

Deposits

The following table presents the composition of total deposits:

	Weighted Average
	Cost as of	As of December 31,
	December 31, 2017	2017	2016	2015
(Dollars in thousands)
Interest-bearing savings accounts	0.63%	$2,401,385	$2,518,496	$2,459,186
Interest-bearing checking accounts	0.40%	1,207,511	1,075,929	1,088,651
Certificates of deposit	1.38%	3,580,070	3,752,625	4,453,728
Interest-bearing deposits	0.97%	7,188,966	7,347,050	8,001,565
Non-interest-bearing deposits		1,833,665	1,484,155	1,336,559

Total		$9,022,631	$8,831,205	$9,338,124
Interest-bearing deposits:
Average balance outstanding		$7,204,903	$7,750,185	$8,352,900
Non-interest-bearing deposits:
Average balance outstanding		$1,580,177	$1,415,913	$1,220,726
Weighted average rate during
the period on interest-
bearing deposits		0.92%	0.87%	0.83%

Brokered CDs – A large portion of the Corporation’s funding has been brokered CDs issued by FirstBank. Total brokered CDs decreased during 2017 by $289.2 million to $1.2 billion as of December 31, 2017.

The average remaining term to maturity of the retail brokered CDs outstanding as of December 31, 2017 is approximately 1.3 years.

The use of brokered CDs has historically been important for the growth of the Corporation. The Corporation encounters intense competition in attracting and retaining regular retail deposits in Puerto Rico. The brokered CD market is very competitive and liquid, and has enabled the Corporation to obtain substantial amounts of funding in short periods of time. This strategy has enhanced the Corporation’s liquidity position, since brokered CDs are insured by the FDIC up to regulatory limits and can be obtained faster than regular retail deposits. During 2017, the Corporation issued $513.9 million in brokered CDs with an average cost of 1.70% (average life of 2 years).

The following table presents contractual maturities of time deposits with denominations of $100,000 or higher as of December 31, 2017:

Total
(In thousands)

Three months or less	$402,894
Over three months to six months	373,691
Over six months to one year	760,562
Over one year	1,254,265
Total	$2,791,412

Certificates of deposit in denominations of $100,000 or higher include brokered CDs of $1.2 billion issued to deposit brokers in the form of large certificates of deposit that are generally participated out by brokers in shares of less than the FDIC insurance limit.

Government deposits - As of December 31, 2017, the Corporation had $490.3 million of Puerto Rico public sector deposits ($391.8 million in transactional accounts and $98.5 million in time deposits) compared to $408.8 million as of December 31, 2016. Approximately 29% came from municipalities and municipal agencies in Puerto Rico and 71% came from public corporations and the central government and agencies. Most of the increase in 2017 is related to higher balances in transactional deposit accounts of certain municipalities in Puerto Rico and an increase in time deposits of certain agencies of the central government.

In addition, as of December 31, 2017, the Corporation had $161.7 million of government deposits in the Virgin Islands, compared to $154.9 million as of December 31, 2016.

Retail deposits – The Corporation’s deposit products also include regular savings accounts, demand deposit accounts, money market accounts and retail CDs.  Total deposits, excluding brokered CDs and government deposits, increased by $392.4 million to $7.2 billion from the balance of $6.8 billion as of December 31, 2016. The higher balances reflect increases of $282.4 million in Puerto Rico and $134.9 million in the Virgin Islands, partially offset by a decrease of $24.8 million in Florida. As mentioned above, the Corporation experienced a rapid accumulation of deposits in the months following the hurricanes.  The most significant increase was in noninterest-bearing demand deposits, which grew 24%, or $349.5 million, which in part reflects the effect of hurricane-related factors such as the payment deferral programs and disaster relief funds.  Although management expects the balances accumulated by deposit customers in the hurricane-affected areas to reduce over time, it is difficult to predict when and to what degree, and there may be some further growth as insurance claims are resolved and additional disaster-recovery funds are distributed. Funds from the deposit build-up were primarily deposited at the Federal Reserve Bank, pending better information on the volatility of these funds. Refer to Note 17, “Deposits and Related Interest”, of the consolidated financial statements for the year ended December 31, 2017 included in Item 8 of this Form 10-K, for further details.

Refer to Net Interest Income discussion above for information about average balances of interest-bearing deposits, and the average interest rate paid on deposits for the years ended December 31, 2017, 2016 and 2015.

Borrowings

As of December 31, 2017, total borrowings amounted to $1.22 billion as compared to $1.19 billion and $1.38 billion as of December 31, 2016 and 2015, respectively.

The following table presents the composition of total borrowings as of the dates indicated:

	Weighted Average
	Rate as of	As of December 31,
	December 31, 2017	2017	2016	2015
(Dollars in thousands)
Securities sold under agreements
to repurchase	1.92%	$300,000	$300,000	$700,000
Advances from FHLB	1.91%	715,000	670,000	455,000
Other borrowings	4.22%	208,635	216,187	226,492
Total (1)		$1,223,635	$1,186,187	$1,381,492

Weighted average rate during
the period		2.54%	2.62%	2.53%

(1) Includes borrowings of $403.6 million as of December 31, 2017 that have variable interest rates or have maturities within a year.

Securities sold under agreements to repurchase - The Corporation’s investment portfolio is funded in part with repurchase agreements. The Corporation’s outstanding securities sold under repurchase agreements amounted to $500 million as of December 31, 2017, unchanged from the balance as of December 31, 2016. One of the Corporation’s strategies has been the use of structured repurchase agreements and long-term repurchase agreements to reduce liquidity risk and manage exposure to interest rate risk by lengthening the final maturities of its liabilities while keeping funding costs at reasonable levels. In addition to these repurchase agreements, the Corporation has been able to maintain access to credit by using cost-effective sources such as FHLB advances. Refer to Note 18, “Securities Sold under Agreements to Repurchase,” of  the Corporation’s consolidated financial statements for the period ended December 31, 2017 included in Item 8 of this Form 10-K for further details about repurchase agreements outstanding by counterparty and maturities.

As of December 31, 2017, the Corporation had $200 million of reverse repurchase agreements with a counterparty under a master netting arrangement that provides for a right of setoff that meets the conditions of ASC 210-20-45-11 for a net presentation. These repurchase agreements and reverse repurchase agreements are presented net on the consolidated statement of financial condition.

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

Advances from the FHLB – The Bank is a member of the FHLB system and obtains advances to fund its operations under a collateral agreement with the FHLB that requires the Bank to maintain qualifying mortgages and/or investments as collateral for advances taken. As of December 31, 2017 and 2016, the outstanding balance of FHLB advances was $715.0 million and $670.0 million, respectively. The variance is mainly driven by $415.0 million of long-term FHLB advances borrowed in 2017 with an average cost of 2.08%, partially offset by short - and long-term advances totaling $370.0 million that matured during 2017 and carried an average cost of 1.01%.  As of December 31, 2017, the Corporation had $683.6 million available for additional credit on FHLB lines of credit.

Trust-Preferred Securities - In 2004, FBP Statutory Trust I, a statutory trust that is wholly-owned by the Corporation and not consolidated in the Corporation’s financial statements, sold to institutional investors $100 million of its variable-rate trust-preferred securities. The proceeds of the issuance, together with the proceeds of the purchase by the Corporation of $3.1 million of FBP Statutory Trust I variable-rate common securities, were used by FBP Statutory Trust I to purchase $103.1 million aggregate principal amount of the Corporation’s Junior Subordinated Deferrable Debentures.

Also in 2004, FBP Statutory Trust II, a statutory trust that is wholly-owned by the Corporation and not consolidated in the Corporation’s financial statements, sold to institutional investors $125 million of its variable-rate trust-preferred securities. The proceeds of the issuance, together with the proceeds of the purchase by the Corporation of $3.9 million of FBP Statutory Trust II variable-rate common securities, were used by FBP Statutory Trust II to purchase $128.9 million aggregate principal amount of the Corporation’s Junior Subordinated Deferrable Debentures.

The subordinated debentures are presented in the Corporation’s consolidated statement of financial condition as Other Borrowings. The variable-rate trust-preferred securities are fully and unconditionally guaranteed by the Corporation. The $100 million Junior Subordinated Deferrable Debentures issued by the Corporation in April 2004 and the $125 million issued in September 2004 mature on June 17, 2034 and September 20, 2034, respectively; however, under certain circumstances, the maturity of the subordinated debentures may be shortened (such shortening would result in a mandatory redemption of the variable-rate trust-preferred securities). The Collins Amendment of the Dodd-Frank Act eliminated certain trust-preferred securities from Tier 1 Capital. Bank holding companies such as the Corporation were required to fully phase out these instruments from Tier I capital on January 1, 2016; however, they may remain in Tier 2 capital until the instruments are redeemed or mature.

As mentioned above, during the third quarter of 2017, the Corporation completed the repurchase of $7.3 million of trust-preferred securities of FBP Statutory Trust I that were offered to the Corporation by an investment banking firm. The Corporation repurchased and cancelled the repurchased trust-preferred securities, resulting in a commensurate reduction in the related subordinated debenture.  In a separate transaction, during the first quarter of 2016, the Corporation completed the repurchase of trust-preferred securities that were being auctioned in a public sale at which the Corporation was invited to participate.  The Corporation repurchased and cancelled $10 million in trust-preferred securities of FBP Statutory Trust II.  As of December 31, 2017, the Corporation still has subordinated debentures outstanding in the aggregate amount of $208.6 million.

During the second quarter of 2016, the Corporation received approval from the Federal Reserve and paid $31.2 million for all the accrued but deferred interest payments plus the interest for the 2016 second quarter on the Corporation’s subordinated debentures associated with its trust-preferred securities. Subsequently, the Corporation has received quarterly regulatory approvals and made scheduled quarterly interest payments.    As of December 31 2017, the Corporation is current on all interest payments due related to its subordinated debentures.  On October 3, 2017 the Federal Reserve terminated the Written Agreement entered into on June 3, 2010 between the Corporation and the Federal Reserve.  However, the Corporation has agreed with its regulators to continue to obtain approval before paying dividends, receiving dividends from the Bank, making payments on subordinated debt or trust-preferred securities, incurring or guaranteeing debt or purchasing or redeeming any corporate stock.  The Corporation has already received approval to make the subordinated debentures quarterly payment for March 31, 2018.  It is the intent of the Corporation to request approval for future periods to continue regularly scheduled quarterly payments.

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

The enhanced capabilities improve the Corporation’s liquidity profile as they allow the Corporation to derive liquidity, if needed, from the sale of mortgage loans in the secondary market. The U.S. (including Puerto Rico) secondary mortgage market is still highly liquid, in large part because of the sale of mortgages through guarantee programs of the FHA, VA, HUD, FNMA and FHLMC. During 2017, the Corporation sold approximately $235.1 million of FHA/VA mortgage loans to GNMA, which packages them into mortgage-backed securities. Any regulatory actions affecting GNMA, FNMA or FHLMC could adversely affect the secondary mortgage market.

Although currently not in use, other potential sources of short-term funding for the Corporation include commercial paper and federal funds purchased. Furthermore, in previous years, the Corporation entered into several financing transactions to diversify its funding sources, including through the issuance of notes payable and, as noted above, junior subordinated debentures as part of its longer-term liquidity and capital management activities.  No assurance can be given that these sources of liquidity will be available in the future and, if available, will be on comparable terms.

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

Cash Flows

Cash and cash equivalents were $716.4 million as of December 31, 2017, an increase of $416.7 million when compared to the total balance of cash and cash equivalents of $299.7 million as of December 31, 2016. The following discussion highlights the major activities and transactions that affected the Corporation’s cash flows during 2017 and 2016.

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

For 2017 and 2016, net cash provided by operating activities was $236.0 million and $199.4 million, respectively.  Net cash generated from operating activities was higher than reported net income largely as a result of adjustments for items such as the provision for loan and lease losses, depreciation and amortization, and impairments as well as the cash generated from sales of loans held for sale.

Cash Flows from Investing Activities

The Corporation’s investing activities primarily relate to originating loans to be held for investment and purchasing, selling and repaying available-for-sale and held-to-maturity investment securities. For the year ended December 31, 2017, net cash used in investing activities was $73.3 million, primarily reflecting the effect of purchases of investment securities completed during 2017.

For the year ended December 31, 2016, net cash provided by investing activities was $83.2 million, primarily reflecting proceeds from sales of available-for-sale securities and MBS prepayments.

Cash Flows from Financing Activities

The Corporation’s financing activities primarily include the receipt of deposits and issuance of brokered CDs, the issuance of and payments on long-term debt, the issuance of equity instruments and activities related to its short-term funding. For the year ended December 31, 2017, net cash provided by financing activities was $254.0 million, mainly due the increase in non-brokered deposits and higher reliance on long-term FHLB advances, partially offset by the repayment of maturing brokered CDs, dividends paid on preferred stock, and the cash used for the repurchase and cancellation of trust-preferred securities.

During 2016, net cash used in financing activities was $735.4 million, mainly due to repayments of maturing brokered CDs and repurchase agreements, and the cash used for the repurchase and cancellation of trust preferred securities, partially offset by the increase in non-brokered deposits and proceeds from short-term FHLB advances.

Capital

As of December 31, 2017, the Corporation’s stockholders’ equity was $1.9 billion, an increase of $82.6 million from December 31, 2016. The increase was mainly driven by the earnings generated during 2017, exclusive of the $12.2 million OTTI charge to earnings in the first quarter and previously included as part of other comprehensive loss in total equity. In December 31, 2016, for the first time since July 2009, the Corporation paid dividends on its non-cumulative perpetual monthly income preferred stock, after receiving regulatory approval. Since then, the Corporation has continued to pay monthly dividend payments on the non-cumulative perpetual monthly income preferred stock. As mentioned above, on October 3, 2017, the Federal Reserve terminated the Written Agreement entered into on June 3, 2010 between the Corporation and the Federal Reserve. However, the Corporation has agreed its regulators to continue to obtain approval before paying dividends, receiving dividends from the Bank, making payments on subordinated debt or trust preferred securities, incurring or guaranteeing debt or purchasing or redeeming any corporate stock. The Corporation has received regulatory approvals to pay the monthly dividends on the Corporation’s Series A through E Preferred Stock through March 2018. The Corporation intends to request approval in future periods to continue to pay monthly dividend payments on the non-cumulative perpetual monthly income preferred stock.

Set forth below are First BanCorp.'s and FirstBank's regulatory capital ratios as of December 31, 2017 and December 31, 2016:

			Banking Subsidiary
					To be well capitalized
	First BanCorp.		FirstBank		- General thresholds
		Fully		Fully
As of December 31, 2017	Actual	Phased-in (1)	Actual	Phased-in (1)
Total capital ratio (Total capital to risk-weighted assets)	22.53%	21.99%	22.06%	21.53%	10.00%
Common Equity Tier 1 capital ratio
(Common equity Tier 1 capital to risk weighted assets)	18.96%	18.09%	17.70%	16.86%	6.50%
Tier 1 capital ratio (Tier 1 capital to risk-weighted assets)	18.97%	18.49%	20.79%	20.26%	8.00%
Leverage ratio	14.03%	14.01%	15.39%	15.37%	5.00%

			Banking Subsidiary
					To be well capitalized
	First BanCorp.		FirstBank		- General thresholds
		Fully		Fully
As of December 31, 2016	Actual	Phased-in (1)	Actual	Phased-in (1)
Total capital ratio (Total capital to risk-weighted assets)	21.34%	20.84%	20.80%	20.32%	10.00%
Common Equity Tier 1 capital ratio
(Common equity Tier 1 capital to risk weighted assets)	17.74%	16.90%	16.92%	15.70%	6.50%
Tier 1 capital ratio (Tier 1 capital to risk-weighted assets)	17.74%	17.30%	19.53%	19.05%	8.00%
Leverage ratio	13.70%	13.64%	15.10%	15.04%	5.00%

(1)

Certain adjustments required under the Basel III rules will be phased in through the end of 2018 although certain elements of the Basel III rules have recently been deferred by the federal banking agencies. The ratios shown in this column are calculated assuming a fully phased-in adjustments as if they were effective as of December 31, 2017 and 2016.

Although the Corporation and FirstBank became subject to the Basel III rules beginning on January 1, 2015, certain requirements of the Basel III rules are being phased-in over several years and, in general, will be fully effective as of January 1, 2019, although certain elements of the Basel III rules have recently been deferred by the federal banking agencies.  The Corporation and FirstBank compute risk-weighted assets using the Standardized Approach required by the Basel III rules.

The Basel III rules require the Corporation to maintain an additional capital conservation buffer of 2.5% to avoid limitations on both (i) capital distributions (e.g., repurchases of capital instruments, dividends and interest payments on capital instruments) and (ii) discretionary bonus payments to executive officers and heads of major business lines. The phase-in of the capital conservation buffer began on January 1, 2016 with a first year requirement of 0.625% of additional Common Equity Tier 1 capital (“CET1”), which is being progressively increased, by that same percentage amount on each subsequent January 1 until it reaches the fully phased-in 2.5% CET1 requirement on January 1, 2019.

Under the fully phased-in Basel III rules, in order to be considered adequately capitalized, the Corporation will be required to maintain: (i) a minimum CET1 capital to risk-weighted assets ratio of at least 4.5%, plus the 2.5% “capital conservation buffer,” resulting in a required minimum CET1 ratio of at least 7%; (ii) a minimum ratio of total Tier 1 capital to risk-weighted assets of at least 6.0%, plus the 2.5% capital conservation buffer, resulting in a required minimum Tier 1 capital ratio of 8.5%; (iii) a minimum ratio of total Tier 1 plus Tier 2 capital to risk-weighted assets of at least 8.0%, plus the 2.5% capital conservation buffer, resulting in a required minimum total capital ratio of 10.5%; and (iv) a required minimum leverage ratio of 4%, calculated as the ratio of Tier 1 capital to average on-balance sheet (non-risk adjusted) assets.

In addition, as required under Basel III rules, the Corporation’s trust-preferred securities (“TRuPs”) were fully phased out from Tier 1 capital as of January 1, 2016.  However, the Corporation’s TRuPs may continue to be included in Tier 2 capital until the instruments are redeemed or mature.

On November 21, 2017, the Federal Reserve Board, FDIC, and Office of the Comptroller of the Currency finalized an extension of the phase-in of certain Basel III capital rules for banks not using the Basel “advanced approaches.” The extension, which was effective on January 1, 2018, pauses the full transition to the Basel III treatment of mortgage servicing assets, certain deferred tax assets, and investments in the capital of unconsolidated financial institutions and minority interests, pending the banking agencies’ broader efforts, announced in September 2017, to simplify the regulatory capital rules that apply to banking organizations other than “advanced approaches” banking organizations. Because the advanced approaches rules apply to banking organizations with more than $250 billion in assets or foreign bank subsidiaries with more than $10 billion in assets, the extension relief applies broadly to community, midsize, and regional banks, including the Corporation and FirstBank.

The Corporation, as an institution with more than $10 billion but less than $50 billion of total consolidated assets, is subject to certain requirements established by the Dodd-Frank Act, including those related to capital stress testing. Consistent with these requirements, the Corporation submitted its third annual company-run stress test to regulators in July 2017, which was made public in October 2017. The results show that even in a severely adverse economic environment, the Corporation’s and the Bank’s capital ratios exceed both the regulatory minimum required ratios mandated under Basel III and the generally required well-capitalized thresholds throughout the nine-quarter planning horizon.

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

The following table is a reconciliation of the Corporation’s tangible common equity and tangible assets for the years ended December 31, 2017 and 2016, respectively:

	December 31,	December 31,
(In thousands, except ratios and per share information)	2017	2016

Total equity - GAAP	$1,869,097	$1,786,243
Preferred equity	(36,104)	(36,104)
Goodwill	(28,098)	(28,098)
Purchased credit card relationship intangible	(8,000)	(10,531)
Core deposit intangible	(5,478)	(7,198)
Insurance customer relationship intangible	(775)	(927)

Tangible common equity	$1,790,642	$1,703,385

Total assets - GAAP	$12,261,268	$11,922,455
Goodwill	(28,098)	(28,098)
Purchased credit card relationship intangible	(8,000)	(10,531)
Core deposit intangible	(5,478)	(7,198)
Insurance customer relationship intangible	(775)	(927)
Tangible assets	$12,218,917	$11,875,701
Common shares outstanding (1)	216,278	217,446

Tangible common equity ratio	14.65%	14.34%
Tangible book value per common share	$8.28	$7.83

(1) In May 2017, the U.S. Treasury sold its remaining shares of common stock in First BanCorp. As a result, senior officers forfeited approximately 2.4 million of restricted shares that they held.

The Banking Law of the Commonwealth of Puerto Rico requires that a minimum of 10% of FirstBank’s net income for the year be transferred to legal surplus until such surplus equals the total of paid-in capital on common and preferred stock. Amounts transferred to the legal surplus account from the retained earnings account are not available for distribution to the Corporation, including for payment as dividends to the stockholders, without the prior consent of the Puerto Rico Commissioner of Financial Institutions. The Puerto Rico Banking Law provides that, when the expenditures of a Puerto Rico commercial bank are greater than receipts, the excess of the expenditures over receipts must be charged against the undistributed profits of the bank, and the balance, if any, must be charged against the legal surplus reserve, as a reduction thereof. If there is no legal surplus reserve sufficient to cover such balance in whole or in part, the outstanding amount must be charged against the capital account and the Bank cannot pay dividends until it can replenish the reserve fund to an amount of at least 20% of the original capital contributed. During 2017 and 2016, $7.3 million and $9.6 million, respectively, were transferred to the legal surplus reserve. FirstBank’s legal surplus reserve, included as part of retained earnings in the Corporation’s statement of financial condition, amounted to $59.7 million and $52.4 million as of December 31, 2017 and 2016, respectively.

On May 10, 2017, the U.S. Department of the Treasury announced that it had sold all of its remaining 10,291,553 shares of the Corporation’s common stock.  Since the U.S. Treasury did not recover the full amount of its original investment under TARP, the Corporation’s senior officers forfeited 2,370,571 outstanding restricted shares that they held, resulting in a reduction in the number of common shares outstanding.  The reduction in the number of common shares outstanding contributed approximately $0.09 to the increase in book value and tangible book value per common share in 2017. The U.S. Department of the Treasury continues to hold a warrant to purchase 1,285,899 shares of the Corporation’s common stock.

A secondary offering of the Corporation’s common stock by certain of the Corporation’s existing stockholders was completed on February 7, 2017.  Funds affiliated with THL sold 10 million shares of the Corporation’s common stock, and funds managed by Oaktree sold 10 million shares of the Corporation’s common stock.  In addition, the underwriters exercised their option to purchase an additional 3 million shares of the Corporation’s common stock from the selling stockholders.  Also, on August 3, 2017, THL and Oaktree participated in another secondary offering of the Corporation’s common stock in which they sold an aggregate of 20 million shares (10 million shares each) of common stock. The Corporation did not receive any proceeds from these offerings. As of December 31, 2017, each of THL and Oaktree owned less than 5% of the Corporation’s common stock.

Off-Balance Sheet Arrangements

In the ordinary course of business, the Corporation engages in financial transactions that are not recorded on the balance sheet, or may be recorded on the balance sheet in amounts that are different from the full contract or notional amount of the transaction. These transactions are designed to (1) meet the financial needs of customers; (2) manage the Corporation’s credit; market or liquidity risks; (3) diversify the Corporation’s funding sources; and (4) optimize capital.

As a provider of financial services, the Corporation routinely enters into commitments with off-balance-sheet risk to meet the financial needs of its customers. These financial instruments may include loan commitments and standby letters of credit. These commitments are subject to the same credit policies and approval processes used for on-balance-sheet instruments. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the statement of financial position. As of December 31, 2017, commitments to extend credit amounted to approximately $1.3 billion, of which $668.5 million relates to credit card loans. Commercial and financial standby letters of credit amounted to $49.4 million. Commitments to extend credit are agreements to lend to customers as long as the conditions established in the contract are met. Generally, the Corporation does not enter into interest rate lock agreements with prospective borrowers in connection with mortgage banking activities.

Contractual Obligations and Commitments

       The following table presents a detail of the maturities of the Corporation’s contractual obligations and commitments, which consist of CDs, long-term contractual debt obligations, commitments to sell mortgage loans and commitments to extend credit:

	Contractual Obligations and Commitments
	As of December 31, 2017
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
(In thousands)

Contractual obligations:
Certificates of deposit	$3,580,070	$1,965,747	$1,190,790	$416,695	$6,838
Securities sold under agreements to
repurchase (1)	300,000	100,000	-	200,000	-
Advances from FHLB	715,000	95,000	300,000	320,000	-
Other borrowings	208,635	-	-	-	208,635
Operating leases	92,394	11,428	20,310	15,237	45,419
Other contractual obligations	77,790	48,001	25,402	1,567	2,820
Total contractual obligations	$4,973,889	$2,220,176	$1,536,502	$953,499	$263,712

Commitments to sell mortgage loans	$37,909

Standby letters of credit	$2,691

Commitments to extend credit:
Lines of credit	$1,182,339
Letters of credit	46,728
Construction undisbursed funds	77,649
Total commercial commitments	$1,306,716

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

 Interest Rate Risk Management

First BanCorp. manages its asset/liability position in order to limit the effects of changes in interest rates on net interest income and to maintain stability of profitability under varying interest rate scenarios. The MIALCO oversees interest rate risk, and the MIALCO’s meetings focus on, among other things, current and expected conditions in world financial markets, competition and prevailing rates in the local deposit market, liquidity, the pipeline of loan originations, securities market values, recent or proposed changes to the investment portfolio, alternative funding sources and related costs, hedging and the possible purchase of derivatives such as swaps and caps, and any tax or regulatory issues that may be pertinent to these areas. The MIALCO approves funding decisions in light of the Corporation’s overall strategies and objectives.

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

The Corporation uses a simulation model to project future movements in the Corporation’s balance sheet and income statement. The starting point of the projections corresponds to the actual values on the balance sheet on the date of the simulations.

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

The 12-month net interest income is forecasted assuming the December 31, 2017 interest rate curves remain constant. Then, net interest income is estimated under rising and falling rate scenarios. For rising rate scenarios, a gradual (ramp) parallel upward shift of the yield curves is assumed during the first 12 months (the “+200 ramp” scenario). Conversely, for the falling rate scenario, a gradual (ramp) parallel downward shift of the yield curve is assumed during the first twelve months (the “-200 ramp” scenario). However, given the current low levels of interest rates, a full downward shift of 200 basis points would represent an unrealistic scenario. Therefore, under the falling rate scenario, rates move downward up to 200 basis points, but without reaching zero. The resulting scenario shows interest rates close to zero in most cases, reflecting a flattening yield curve instead of a parallel downward scenario.

The Libor/Swap curve for December 2017, as compared to December 2016, reflected a 58 basis points increase in the short-term horizon, between 1 to 12 months, while market rates increased by 43 basis points in the medium-term, that is, between 2 to 5 years. In the long-term, that is, over a 5-year-term horizon, market rates increased 8 basis points, causing a more flattened yield curve. The U.S. Treasury curve in the short-term increased by 89 basis points and in the medium-term increased by 39 basis points. The long-term horizon decreased by 19 basis points, as compared to December 2016 end-of-month levels.

The following table presents the results of the simulations as of December 31, 2017 and December 31, 2016. Consistent with prior years, these exclude non-cash changes in the fair value of derivatives:

	December 31, 2017				December 31, 2016
	Net Interest Income Risk				Net Interest Income Risk
	(Projected for the next 12 months)				(Projected for the next 12 months)
	Static Simulation		Growing Balance Sheet		Static Simulation		Growing Balance Sheet
(Dollars in millions)	Change	% Change	Change	% Change	Change	% Change	Change	% Change
+ 200 bps ramp	$18.0	3.55%	$17.5	3.42%	$12.1	2.51%	$14.0	2.89%
- 200 bps ramp	$(14.6)	(2.89)%	$(17.7)	(3.47)%	$(6.5)	(1.36)%	$(11.4)	(2.35)%

The Corporation continues to manage its balance sheet structure to control the overall interest rate risk. As part of the strategy to limit the interest rate risk, the Corporation has executed certain transactions that affected the simulation results.  While the overall loan portfolio declined by $53.4 million, the performing loan portfolio increased by $16.9 million during 2017 despite the interruption in collection efforts and disruption in economic activity resulting from Hurricanes Irma and Maria on the markets in which the Corporation operates.  The Corporation has continued repositioning the balance sheet by continuing to decrease its wholesale funding concentration, with a decrease of $289.2 million in brokered CDs. Cash and cash equivalents increased by $416.7 million during 2017, primarily tied to the increase in non-interest bearing deposits.

Taking into consideration the above-mentioned facts for modeling purposes, the net interest income for the next 12 months under a non-static balance sheet scenario is estimated to increase by $17.5 million in the rising rate scenario when compared against the Corporation’s flat or unchanged interest rate forecast scenario. Under the falling rate, non-static scenario the net interest income is estimated to decrease $17.7 million.

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

For detailed information regarding the volume of derivative activities (i.e. notional amounts), location and fair values of derivative instruments in the consolidated statement of financial condition and the amount of gains and losses reported in the consolidated statements of income, refer to Note 32, “Derivative Instruments and Hedging Activities,” of the Corporation’s consolidated financial statements for the year ended December 31, 2017 included in Item 8 of this Form 10-K.

The following tables summarize the fair value changes in the Corporation’s derivatives as well as the sources of the fair values:

	Asset Derivatives	Liability Derivatives
	Year Ended	Year Ended
(In thousands)	December 31, 2017	December 31, 2017

Fair value of contracts outstanding at the beginning
of the year	$554	$(753)
Changes in fair value during the year	(242)	429
Fair value of contracts outstanding as of
December 31, 2017	$312	$(324)

Sources of Fair Value

	Maturity by Period
	Maturity Less Than One Year	Maturity 1-3 Years	Maturity 3-5 Years	Maturity in Excess of 5 Years	Total Fair Value

(In thousands)
As of December 31, 2017
Pricing from observable market inputs -
Asset Derivatives	$7	$305	$-	$-	$312
Pricing from observable market inputs -
Liability Derivatives	(19)	(305)	-	-	(324)
	$(12)	$-	$-	$-	$(12)

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

As of December 31, 2017 and 2016, all of the derivative instruments held by the Corporation were considered economic undesignated hedges.

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

Refer to Note 29, “Fair Value,” of the Corporation’s consolidated financial statements for the year ended December 31, 2017 included in Item 8 of this Form 10-K, for additional information regarding the fair value determination of derivative instruments.

Credit Risk Management

First BanCorp. is subject to credit risk mainly with respect to its portfolio of loans receivable and off-balance-sheet instruments, mainly derivatives and loan commitments. Loans receivable represents loans that First BanCorp. holds for investment and, therefore, First BanCorp. is at risk for the term of the loan. Loan commitments represent commitments to extend credit, subject to specific conditions, for specific amounts and maturities. These commitments may expose the Corporation to credit risk and are subject to the same review and approval process as for loans made by the Bank. Refer to Contractual Obligations and Commitment above for further details. The credit risk of derivatives arises from the potential of the counterparty’s default on its contractual obligations. To manage this credit risk, the Corporation deals with counterparties of good credit standing, enters into master netting agreements whenever possible and, when appropriate, obtains collateral. For further details and information on the Corporation’s derivative credit risk exposure, refer to Interest Rate Risk Management above. The Corporation manages its credit risk through its credit policy, underwriting, independent loan review and quality control procedures, statistical analysis, comprehensive financial analysis, and established management committees. The Corporation also employs proactive collection and loss mitigation efforts. Furthermore, personnel performing structured loan workout functions are responsible for mitigating defaults and minimizing losses upon default within each region and for each business segment. In the case of the commercial and industrial (“C&I”), commercial mortgage and construction loan portfolios, the Special Asset Group (“SAG”) focuses on strategies for the accelerated reduction of non-performing assets through note sales, short sales, loss mitigation programs, and sales of OREO.  In addition to the management of the resolution process for problem loans, the SAG oversees collection efforts for all loans to prevent migration to the non-performing and/or adversely classified status.  The SAG utilizes relationship officers, collection specialists and attorneys. In the case of residential construction projects, the workout function monitors project specifics, such as project management and marketing, as deemed necessary.

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

Allowance for Loan and Lease Losses and Non-performing Assets

Allowance for Loan and Lease Losses

The provision for loan and lease losses is charged to earnings to maintain the allowance for loan and lease losses at a level that the Corporation considers adequate to absorb probable losses inherent in the portfolio. The adequacy of the allowance for loan and lease losses is also based upon a number of additional factors, including trends in charge-offs and delinquencies, current economic conditions, the fair value of the underlying collateral and the financial condition of the borrowers, and, as such, includes amounts based on judgments and estimates made by the Corporation.  Important factors that influence this judgment are re-evaluated quarterly to respond to changing conditions.

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

Hurricanes Irma and Maria caused widespread property damage, flooding, power outages, and water and communication services interruptions, and severely disrupted normal economic activity in the affected areas.  Damages associated with these storm-related events will have significant short-term economic repercussions, both positive and negative, for the Corporation’s commercial and individual loan customers in the most severely affected parts of Puerto Rico and the Virgin Islands. While these events have affected certain asset quality metrics, including higher delinquencies and non-performing loans, the hurricanes’ ultimate effect on loan collections is uncertain.  Refer to “Provision for Loan and Lease Losses” above for information about the Corporation’s approach to estimating the storms’ effect on credit quality. Estimates of the storms’ effect on loan losses could change over time as additional information becomes available, including the performance of consumer credits that had been under payment deferral programs and further assessments of individual borrowers, and any related revisions in the allowance calculation will be reflected in the provision for loan losses as they occur.

The ratio of the allowance for loan losses to total loans held for investment increased to 2.62% as of December 31, 2017 compared to 2.31% as of December 31, 2016.  The allowance to total loans ratio for most of the categories showed a higher coverage driven by the $68.5 million storm-related allowance determined as of December 31, 2017. The change for each portfolio follows:

•        The allowance to total loans for the residential mortgage portfolio increased from 1.03% as of December 31, 2016 to 1.79% as of December 31, 2017, driven by the $14.6 million qualitative storm-related estimate determined for this portfolio and the effect of increased reserves on residential mortgage TDRs driven by adjustments to the loss severity estimates, including adjustments to liquidation cost assumptions, and prepayments experience on these loans. Of the total $14.6 million storm-related allowance for the residential mortgage portfolio, $12.3 million and $2.3 million were allocated to Puerto Rico and the Virgin Islands, respectively.

.

•        The allowance to total loans for the commercial mortgage portfolio decreased from 3.65% as of December 31, 2016 to 3.00% as of December 31, 2017, driven by the effect of large charge-offs on TDF commercial mortgage loans recorded in 2017 against previously-established specific reserves, partially offset by the $12.1 million storm-related allowance determined for this portfolio. Of the total $12.1 million storm-related allowance for the commercial mortgage portfolio, $10.9 million and $1.2 million were allocated to Puerto Rico and the Virgin Islands, respectively.

•        The allowance to total loans for the C&I portfolio decreased from 2.84% as of December 31, 2016 to 2.35% as of December 31, 2017, reflecting the effect of the decrease in adversely classified and non-performing loans experienced during 2017, including the sale of the PREPA credit line as well as lower historical loss rates applied to the general reserve, partially offset by the $15.9 million storm-related allowance determined for this portfolio. Of the total $15.9 million storm-related allowance for the C&I portfolio, $15.4 million and $0.5 million were allocated to Puerto Rico and the Virgin Islands, respectively.

•        The allowance to total loans for the construction loan portfolio increased from 2.05% as of December 31, 2016 to 4.06% as of December 31, 2017, primarily due to the increase in the specific reserve for construction loans in the Virgin Islands and the $0.9 million storm-related allowance determined for this portfolio.

•        The allowance to total loans for the consumer and finance leases portfolio increased from 2.90% as of December 31, 2016 to 4.06% as of December 31, 2017, primarily due to the $25.0 million storm-related allowance determined for this portfolio. Of the total $25.0 million storm-related allowance for consumer loans and finance leases portfolio, $23.7 million and $1.3 million were allocated to Puerto Rico and the Virgin Islands, respectively.

The ratio of the total allowance for loan and lease losses to non-performing loans held for investment was 47.36% as of December 31, 2017 compared to 36.71% as of December 31, 2016.

Substantially all of the Corporation’s loan portfolio is located within the boundaries of the U.S. economy. Whether the collateral is located in Puerto Rico, the USVI and the BVI or the U.S. mainland (mainly in the state of Florida), the performance of the Corporation’s loan portfolio and the value of the collateral supporting the transactions are dependent upon the performance of and conditions within each specific area’s real estate market.  The real estate market in Puerto Rico has experienced readjustments in value, driven by the loss of income due to higher unemployment, reduced demand and general adverse economic conditions that were exacerbated by the effect of Hurricanes Irma and Maria. The Corporation sets adequate loan-to-value ratios following its regulatory and credit policy standards.

As shown in the following table, the allowance for loan and lease losses amounted to $231.8 million as of December 31, 2017, or 2.62% of total loans, compared with $205.6 million, or 2.31% of total loans, as of December 31, 2016. Refer to Provision for Loan and Lease Losses above for additional information.

The following table sets forth an analysis of the activity in the allowance for loan and lease losses during the periods indicated:

Year Ended December 31,	2017	2016	2015	2014	2013
(Dollars in thousands)
Allowance for loan and lease losses,
beginning of year	$205,603	$240,710	$222,395	$285,858	$435,414
Provision (release) for loan and lease losses:
Residential mortgage (1)	50,744	25,090	30,377	17,487	92,755
Commercial mortgage (2)	30,054	8,688	66,884	(7,076)	38,048
Commercial and Industrial (3)	1,018	17,075	34,575	36,681	43,608
Construction (4)	4,835	497	(6,891)	(17,508)	15,461
Consumer and finance leases (5)	57,603	35,383	47,100	79,946	53,879
Total provision for loan and lease losses (6)	144,254	86,733	172,045	109,530	243,751
Charge-offs:
Residential mortgage (7)	(28,186)	(33,621)	(19,317)	(24,345)	(129,164)
Commercial mortgage (8)	(39,092)	(20,454)	(56,101)	(25,807)	(67,457)
Commercial and Industrial (9)	(19,855)	(26,579)	(33,844)	(61,935)	(109,849)
Construction (10)	(3,607)	(1,770)	(4,994)	(11,533)	(43,323)
Consumer and finance leases	(44,030)	(54,504)	(62,465)	(76,696)	(63,108)
Total charge offs (11)	(134,770)	(136,928)	(176,721)	(200,316)	(412,901)
Recoveries:
Residential mortgage	2,437	2,941	1,209	1,049	1,165
Commercial mortgage (12)	270	816	6,534	10,639	4,855
Commercial and Industrial (13)	5,755	2,689	4,316	3,680	4,636
Construction (14)	732	316	2,582	6,049	2,076
Consumer and finance leases	7,562	8,326	8,350	5,906	6,862
Total recoveries (15)	16,756	15,088	22,991	27,323	19,594
Net charge-offs	(118,014)	(121,840)	(153,730)	(172,993)	(393,307)
Allowance for loan and lease losses, end of year	$231,843	$205,603	$240,710	$222,395	$285,858
Allowance for loan and lease losses to year-end total
loans held for investment	2.62%	2.31%	2.64%	2.44%	3.02%
Allowance for loan and lease losses, excluding the $68.5 million
storm-related allowance to period end total loans held for investment (16)	1.85%	2.31%	2.64%	2.44%	3.02%
Net charge-offs to average loans outstanding during the year	1.33%	1.37%	1.68%	1.84%	4.07%
Net charge-offs to average loans outstanding, excluding
net charge-offs of $10.7 million related to the sale of the PREPA credit line in 2017, $4.6 million related to the sale of the $16.3 million pool of non-performing assets in 2016, $61.4 million related to the bulk sale of assets in 2015, $6.9 million related to the acquisition of mortgage loans from Doral Financial in 2014, and the $232.4 million related to the bulk loans sales and loans transferred to
held for sale in 2013 (16)	1.21%	1.32%	1.01%	1.77%	1.70%
Provision for loan and lease losses to net charge-offs
during the year	1.22x	0.71x	1.12x	0.63x	0.62x
Provision for loan and lease losses to net charge-offs
during the year, excluding the effect of the storm-related provision and the sale of the PREPA credit line in 2017, the $16.3 million pool of non-performing assets in 2016, the bulk sale of assets in 2015, the acquisition of mortgage loans from Doral Financial in 2014, and the bulk loan sales and the loans transferred to held for sale
in 2013 (16)	0.69x	0.72x	1.36x	0.65x	0.69x
_________
(1)		Includes a provision totaling $14.6 million associated with the effect of Hurricanes Irma and Maria in 2017, and a provision totaling $68.8 million associated with the bulk loan sales in 2013.
(2)

Includes a provision totaling $12.1 million associated with the effect of Hurricanes Irma and Maria in 2017, $1.8 million associated with the sale of the $16.3 million pool of non-performing assets in 2016, $33.8 million associated with the bulk sale of assets in 2015 and a provision totaling $28.7 million associated with the bulk loan sales and the transfer of loans to held for sale in 2013.

(3)

Includes a provision of $15.9 million associated with the effect of Hurricanes Irma and Maria in 2017, $10.8 million associated with the bulk sale of assets in 2015, a provision totaling $1.4 million associated with the acquisition of mortgage loans from Doral Financial in 2014, and a provision of $20.8 million associated with the bulk loan sales in 2013.

(4)

Includes a provision totaling $3.7 million associated with the effect of Hurricanes Irma and Maria in 2017, a provision totaling $2.4 million associated with the bulk sale of assets in 2015, and a provision totaling $13.6 million associated with the bulk loan sales in 2013.

(5)		Includes a provision totaling $25.0 million associated with the effect of Hurricanes Irma and Maria in 2017.
(6)

Includes a provision totaling $71.3 million associated with the effect of Hurricanes Irma and Maria in 2017, a provision of $1.8 million associated with the sale of the $16.3 million pool of non-performing assets in 2016, a provision of $46.9 million associated with the bulk sale of assets in 2015, a provision of $1.4 million associated with the acquisition of mortgage loans from Doral Financial in 2014, and a provision of $132.0 million associated with the bulk loan sales and the transfer of loans to held for sale in 2013.

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

(9)

Includes a charge-off of $10.7 million associated with the sale of the PREPA credit line in 2017, charge-offs totaling $2.1 million associated with the sale of the $16.3 million pool of non-performing assets in 2016, charge-offs totaling $22.6 million associated with the bulk sale of assets in 2015, charge-offs totaling $6.9 million associated with the acquisition of mortgage loans from Doral Financial in 2014, and charge-offs of $44.7 million associated with the bulk loan sales in 2013.

(10)

Includes charge-offs totaling $4.1 million associated with the bulk sale of assets in 2015 and charge-offs totaling $34.2 million associated with the bulk loan sales and the transfer of loans to held for sale in 2013.

(11)

Includes the charge-off of $10.7 million associated with the sale of the PREPA credit line in 2017, charge-offs totaling $5.4 million associated with the sale of the $16.3 million pool of non-performing assets in 2016, charge-offs totaling $69.8 million associated with the bulk sale of assets in 2015, charge-offs totaling $6.9 million associated with the acquisition of mortgage loans from Doral Financial in 2014, and charge-offs of $232.4 million associated with the bulk loan sales and the transfer of loans to held for sale in 2013.

(12)

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

(14)		Includes recoveries of $0.8 million associated with the bulk sale of assets in 2015.
(15)

Includes recoveries of $0.8 million associated with the sale of the $16.3 million pool of non-performing assets in 2016 and recoveries totaling $8.4 million associated with the bulk sale of assets in 2015.

(16)		Non-GAAP financial measures, refer to "Basis of Presentation" below for reconciliations of these measures.

      The following table sets forth information concerning the allocation of the Corporation’s allowance for loan and lease losses by loan category and the percentage of loan balances in each category to the total of such loans as of the dates indicated:

	2017		2016		2015		2014		2013
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans

(Dollars in thousands)
Residential mortgage loans	$58,975	37%	$33,980	37%	$39,570	36%	$27,301	33%	$33,110	27%
Commercial mortgage loans	48,493	18%	57,261	18%	68,211	17%	50,894	18%	73,138	19%
Construction loans	4,522	1%	2,562	1%	3,519	2%	12,822	1%	35,814	2%
Commercial and Industrial
loans (including loans to
local financial institutions
prior to 2014)	48,871	24%	61,953	25%	68,768	25%	63,721	25%	85,295	30%
Consumer loans and
finance leases	70,982	20%	49,847	19%	60,642	20%	67,657	23%	58,501	22%
	$231,843	100%	$205,603	100%	$240,710	100%	$222,395	100%	$285,858	100%

The following table sets forth information concerning the composition of the Corporation's allowance for loan and lease losses as of December 31, 2017 and 2016 by loan category and by whether the allowance and related provisions were calculated individually or through a general valuation allowance:

As of December 31, 2017	Residential Mortgage Loans	Commercial Mortgage Loans	Commercial and Industrial Loans		Consumer and Finance Leases
				Construction Loans
(Dollars in thousands)						Total
Impaired loans without specific reserves:
Principal balance of loans, net of charge-offs	$116,818	$65,100	$28,292	$48	$2,788	$213,046
Impaired loans with specific reserves:
Principal balance of loans, net of charge-offs	316,616	87,814	90,008	47,218	35,606	577,262
Allowance for loan and lease losses	22,086	9,783	12,359	2,017	5,165	51,410
Allowance for loan and lease losses to
principal balance	6.98%	11.14%	13.73%	4.27%	14.51%	8.91%
PCI loans:
Carrying value of PCI loans	153,991	4,183	-	-	-	158,174
Allowance for PCI loans	10,873	378	-	-	-	11,251
Allowance for PCI loans to carrying value	7.06%	9.04%	-	-	-	7.11%

Loans with general allowance:
Principal balance of loans	2,703,532	1,457,875	1,964,953	64,131	1,711,503	7,901,994
Allowance for loan and lease losses	26,016	38,332	36,512	2,505	65,817	169,182
Allowance for loan and lease losses to
principal balance	0.96%	2.63%	1.86%	3.91%	3.85%	2.14%

Total loans held for investment:
Principal balance of loans	$3,290,957	$1,614,972	$2,083,253	$111,397	$1,749,897	$8,850,476
Allowance for loan and lease losses	58,975	48,493	48,871	4,522	70,982	231,843
Allowance for loan and lease losses to
principal balance (1)	1.79%	3.00%	2.35%	4.06%	4.06%	2.62%

	Residential Mortgage Loans	Commercial Mortgage Loans	Commercial and Industrial Loans		Consumer and Finance Leases
				Construction Loans
(Dollars in thousands)						Total

As of December 31, 2016
Impaired loans without specific reserves:
Principal balance of loans, net of charge-offs	$67,996	$72,620	$14,656	$1,136	$5,209	$161,617

Impaired loans with specific reserves:
Principal balance of loans, net of charge-offs	374,271	121,771	138,887	52,155	39,204	726,288
Allowance for loan and lease losses	8,633	26,172	22,638	1,405	5,573	64,421
Allowance for loan and lease losses to
principal balance	2.31%	21.49%	16.30%	2.69%	14.22%	8.87%

PCI loans:
Carrying value of PCI loans	162,676	3,142	-	-	-	165,818
Allowance for PCI loans	6,632	225	-	-	-	6,857
Allowance for PCI loans to carrying value	4.08%	7.16%	-	-	-	4.14%

Loans with general allowance:
Principal balance of loans	2,691,088	1,371,275	2,026,912	71,660	1,672,215	7,833,150
Allowance for loan and lease losses	18,715	30,864	39,315	1,157	44,274	134,325
Allowance for loan and lease losses to
principal balance	0.70%	2.25%	1.94%	1.61%	2.65%	1.71%

Total loans held for investment:
Principal balance of loans	$3,296,031	$1,568,808	$2,180,455	$124,951	$1,716,628	$8,886,873
Allowance for loan and lease losses	33,980	57,261	61,953	2,562	49,847	205,603
Allowance for loan and lease losses to
principal balance (1)	1.03%	3.65%	2.84%	2.05%	2.90%	2.31%

(1)  Loans used in the denominator include PCI loans of $158.2 million and $165.8 million as of December 31, 2017 and 2016, respectively. However, the Corporation separately tracks and reports PCI loans and excludes these loans from the amounts of non-performing loans, impaired loans, TDRs and non-performing assets.

The following tables show the activity for impaired loans held for investment and the related specific reserve during 2017, 2016 and 2015:

	2017	2016	2015
(In thousands)
Impaired Loans:
Balance at beginning of year	$887,905	$806,509	$945,407
Loans determined impaired during the year	140,977	288,202	160,837
Charge-offs (1)	(82,113)	(67,210)	(99,023)
Loans sold, net of charge-offs	(53,245)	(8,675)	(67,836)
Loans transferred from held for sale	-	-	40,005
Increases to impaired loans	8,292	3,236	3,340
Foreclosures	(37,513)	(36,161)	(57,728)
Loans no longer considered impaired	(3,526)	(27,643)	(46,489)
Paid in full or partial payments	(70,469)	(70,353)	(72,004)
Balance at end of year	$790,308	$887,905	$806,509

(1) For the year ended December 31, 2017, includes a charge-off of $10.7 million associated with the sale of the PREPA credit line; for the year ended December 31, 2016, includes $4.2 million of charge-offs related to impaired loans included in the sale of the $16.3 million pool of non-performing assets and, for the year ended December 31, 2015, includes $63.9 million of charge-offs related to the bulk sale of assets.

	2017	2016	2015
(In thousands)
Specific Reserve:
Balance at beginning of year	$64,421	$52,581	$55,205
Provision for loan losses	68,375	78,695	91,515
Net charge-offs	(81,386)	(66,855)	(94,139)
Balance at end of year	$51,410	$64,421	$52,581

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

The following table presents non-performing assets as of the dates indicated:

	2017	2016	2015	2014	2013
(Dollars in thousands)
Non-performing loans held for investment:
Residential mortgage	$178,291	$160,867	$169,001	$180,707	$161,441
Commercial mortgage	156,493	178,696	51,333	148,473	120,107
Commercial and industrial	85,839	146,599	137,051	122,547	114,833
Construction (1)	52,113	49,852	54,636	29,354	58,866
Finance leases	1,237	1,335	2,459	5,245	3,082
Consumer	15,581	22,745	28,293	37,570	37,220
Total non-performing loans held for
investment	489,554	560,094	442,773	523,896	495,549

OREO	147,940	137,681	146,801	124,003	160,193
Other repossessed property	4,802	7,300	12,223	14,229	14,865
Other assets (2)	-	21,362	-	-	-
Total non-performing assets,
excluding loans held for sale	642,296	726,437	601,797	662,128	670,607
Non-performing loans held for sale (1)	8,290	8,079	8,135	54,641	54,801
Total non-performing assets,
including loans held for sale (3)(4)	$650,586	$734,516	$609,932	$716,769	$725,408

Past due loans 90 days and still
accruing (5) (6)	$160,725	$135,808	$163,197	$162,887	$120,082
Non-performing assets to total assets	5.31%	6.16%	4.85%	5.63%	5.73%
Non-performing loans held for investment to
total loans held for investment	5.53%	6.30%	4.86%	5.76%	5.23%
Allowance for loan and lease losses	$231,843	$205,603	$240,710	$222,395	$285,858
Allowance to total non-performing
loans held for investment (7)	47.36%	36.71%	54.36%	42.45%	57.69%
Allowance to total non-performing
loans held for investment,
excluding residential real estate loans (8)	74.48%	51.50%	87.92%	64.80%	85.56%
_________
(1)

During the third quarter of 2015, upon the signing of a new agreement with the borrower, the Corporation changed its intent to sell a $40.0 million construction loan in the Virgin Islands. Accordingly, the loan was transferred back from held for sale to held for investment and continues to be classified as a TDR and a non-performing loan.

(2)	Fair market value of bonds of the GDB and the Puerto Rico Public Buildings Authority prior to the sale completed during the second quarter of 2017.
(3)

PCI loans accounted for under ASC 310-30 of $158.2 million, $165.8 million, $173.9 million, $102.6 million and $4.8 million as of December 31, 2017, 2016, 2015, 2014 and 2013, respectively, are excluded and not considered non-performing due to the application of the accretion method, under which these loans will accrete interest income over the remaining life of the loans using estimated cash flow analysis.

(4)

Non-performing assets exclude $374.7 million, $384.9 million, $414.9 million, $494.6 million and $425.4 million of TDR loans that were in compliance with the modified terms and in accrual status as of December 31, 2017, 2016, 2015, 2014 and 2013, respectively.

(5)

It is the Corporation's policy to report delinquent residential mortgage loans insured by the FHA or guaranteed by the VA as past due loans 90 days and still accruing as opposed to non-performing loans since the principal repayment is insured. These balances include $29.9 million of residential mortgage loans insured by the FHA or guaranteed by the VA, that are over 15 months delinquent, and are no longer accruing interest as of December 31, 2017.

(6)

Amount includes PCI loans with individual delinquencies over 90 days and still accruing with a carrying value as of December 31, 2017, 2016, 2015, and 2014 of approximately $29.3 million, $29.0 million,  $23.2 million, and $15.7 million, respectively, primarily related to loans acquired from Doral Bank in the first quarter of 2015 and from Doral Financial in the second quarter of 2014.

(7)	The ratio of the allowance for loan and lease losses to non-performing loans held for investment, excluding the storm-related allowance, was 33.39% as of December 31, 2017.
(8)	The ratio of the allowance for loan and lease losses to non-performing loans held for investment excluding residential real estate and the storm-related allowance, was 52.52% as of December 31, 2017.

The following table shows non-performing assets by geographic segment:

	2017	2016	2015	2014	2013
(Dollars in thousands)
Puerto Rico:
Non-performing loans held for investment:
Residential mortgage	$147,852	$135,863	$147,975	$156,361	$139,771
Commercial mortgage	128,232	167,241	34,917	121,879	101,255
Commercial and industrial	79,809	141,916	131,450	116,301	109,224
Construction	14,506	10,227	11,894	24,526	43,522
Finance leases	1,237	1,335	2,459	5,245	3,082
Consumer	14,885	21,592	26,329	35,286	34,660
Total non-performing loans held for investment	386,521	478,174	355,024	459,598	431,514
OREO	140,063	128,395	133,121	111,041	123,851
Other repossessed property	4,723	7,217	12,115	14,150	14,806
Other Assets (1)	-	21,362	-	-	-
Total non-performing assets, excluding loans
held for sale	531,307	635,148	500,260	584,789	570,171
Non-performing loans held for sale	8,290	8,079	8,135	14,636	14,796
Total non-performing assets, including loans
held for sale (2)	$539,597	$643,227	$508,395	$599,425	$584,967
Past-due loans 90 days and still accruing (3)	$151,724	$131,783	$154,915	$154,375	$118,097
Virgin Islands:
Non-performing loans held for investment:
Residential mortgage	$22,110	$19,860	$14,228	$15,483	$8,439
Commercial mortgage	25,309	7,617	10,073	11,770	6,827
Commercial and industrial	6,030	4,683	5,601	6,246	5,609
Construction (4)	37,607	39,625	42,590	4,064	11,214
Consumer	281	452	471	887	514
Total non-performing loans held for investment	91,337	72,237	72,963	38,450	32,603
OREO	6,306	6,216	5,458	6,967	14,894
Other repossessed property	26	5	32	22	5
Total non-performing assets, excluding loans
held for sale	$97,669	$78,458	$78,453	$45,439	$47,502
Non-performing loans held for sale (4)	-	-	-	40,005	40,005
Total non-performing assets, including loans
held for sale	$97,669	$78,458	$78,453	$85,444	$87,507
Past-due loans 90 days and still accruing	$9,001	$2,133	$8,173	$5,281	$1,985
United States:
Non-performing loans held for investment:
Residential mortgage	$8,329	$5,144	$6,798	$8,863	$13,231
Commercial mortgage	2,952	3,838	6,343	14,824	12,025
Construction	-	-	152	764	4,130
Consumer	415	701	1,493	1,397	2,046
Total non-performing loans held for investment	11,696	9,683	14,786	25,848	31,432
OREO	1,571	3,070	8,222	5,995	21,448
Other repossessed property	53	78	76	57	54
Total non-performing assets	$13,320	$12,831	$23,084	$31,900	$52,934
Past-due loans 90 days and still accruing	$-	$1,892	$109	$3,231	$-
________

(1) Fair market value of bonds of the GDB and the Puerto Rico Public Buildings Authority prior to the sale completed during the second quarter of 2017.
(2) PCI loans accounted for under ASC 310-30 of $158.2 million, $165.8 million, $173.9 million, $102.6 million and $4.8 million as of December 31, 2017, 2016,
2015, 2014 and 2013, respectively, are excluded and not considered non-performing due to the application of the accretion method, under which these loans will accrete interest income over the remaining life of the loans using estimated cash flow analysis.
(3) Amount includes PCI loans with individual delinquencies over 90 days and still accruing with a carrying value as of
December 31, 2017, 2016, 2015, and 2014 of approximately $29.3 million, $29.0 million, $23.2 million, and $15.7 million, respectively, primarily related to loans acquired from Doral Bank in the first quarter of 2015 and from Doral Financial in the second quarter of 2014.
(4) During the third quarter of 2015, upon the signing of a new agreement with the borrower, the Corporation changed its intent to sell a $40.0 million construction loan in the Virgin Islands. Accordingly, it was transferred back from held for sale to held for investment and continues to be classified as a TDR and a non-performing loan.

     Total non-performing loans, including non-performing loans held for sale, were $497.8 million as of December 31, 2017. This represents a decrease of $70.3 million from $568.2 million as of December 31, 2016. The decrease was primarily attributable to the aforementioned sale in the first quarter of 2017 of the PREPA credit line with a book value of $64 million at the time of sale, the charge offs of $30.8 million and cash collections during the year of $10.2 million on TDF commercial mortgage loans, the effect of payments and charge offs totaling $16.3 million related to the resolution in the second quarter of a $27.6 million non-performing commercial relationship in Puerto Rico, and a $7.3 million reduction in non-performing consumer loans driven by charge-offs  and the decline in inflows associated with the three-month payment deferral program provided to consumer borrowers. These variances were partially offset by the inflow in the third quarter of 2017 of two large commercial relationships in Puerto Rico totaling $34.2 million, the inflow of seven storm-affected commercial relationships, each with individual balances in excess of $1 million in Puerto Rico and the Virgin Islands and totaling $25.5 million, and an increase of $17.4 million in non-performing residential mortgage loans. As part of the aforementioned resolution of a non-performing commercial relationship in Puerto Rico, the Corporation received a cash payment of $12.8 million, recorded charge-offs of $3.5 million, and acquired collateral amounting to $10.6 million transferred to the OREO portfolio.

Non-performing commercial mortgage loans decreased by $22.2 million to $156.5 million as of December 31, 2017 from $178.7 million as of December 31, 2016. The decrease was primarily related to charge-offs of $30.8 million and cash collections of $10.2 million on TDF commercial mortgage loans and the resolution of a $19.9 million loan that was part of the aforementioned resolution in the second quarter of a $27.6 million non-performing commercial relationship in Puerto Rico.  These variances were partially offset by inflows in the fourth quarter of 2017 of five storm-affected commercial mortgage credits, each with individual balances in excess of $1 million and totaling $17.8 million, and the inflow in 2017 of a commercial relationship in Puerto Rico with a book value of $16.0 million as of December 31, 2017. Total inflows of non-performing commercial mortgage loans were $55.8 million for 2017, compared to $168.4 million for 2016.  Inflows in the prior year included the TDF commercial mortgage loans and loans that were part of the $29.7 million non-performing commercial relationship resolved in the second quarter of 2017.

Non-performing commercial and industrial loans decreased by $60.8 million to $85.8 million as of December 31, 2017 from $146.6 million as of December 31, 2016.  The decrease was primarily related to the aforementioned sale of the PREPA credit line with a book value of $64 million at the time of sale as well as the resolution of loans totaling $7.6 million that were part of the aforementioned resolution of a $27.6 million non-performing commercial relationship in Puerto Rico, partially offset by the inflow in the third quarter of a $12.6 million commercial relationship in Puerto Rico. Total inflows of non-performing C&I loans were $25.6 million for 2017, compared to $69.6 million for 2016.

Non-performing construction loans, including non-performing construction loans held for sale, increased by $2.5 million to $60.4 million as of December 31, 2017 from $57.9 million as of December 31, 2016.  The increase was primarily related to the inflow of a construction relationship in Puerto Rico with a book value of $3.6 million as of December 31, 2017, partially offset by a $1.0 million non-performing construction loan repaid in the Virgin Islands. The inflows of non-performing construction loans of $10.1 million during 2017 increased by $8.6 million compared to inflows of $1.5 million for 2016.

The following tables present the activity of commercial and construction non-performing loans held for investment:

	Commercial Mortgage	Commercial & Industrial	Construction	Total
(In thousands)
Year ended December 31, 2017
Beginning balance	$178,696	$146,599	$49,852	$375,147
Plus:
Additions to non-performing	55,847	25,598	10,110	91,555
Less:
Loans returned to accrual status	(2,787)	(1,254)	(111)	(4,152)
Non-performing loans transferred to OREO	(9,039)	(4,263)	(342)	(13,644)
Non-performing loans charge-offs	(38,588)	(19,592)	(3,607)	(61,787)
Loan collections	(27,750)	(8,984)	(3,389)	(40,123)
Reclassification	114	980	(400)	694
Non-performing loans sold, net of charge offs	-	(53,245)	-	(53,245)
Ending balance	$156,493	$85,839	$52,113	$294,445

	Commercial Mortgage	Commercial & Industrial	Construction	Total
(In thousands)
Year ended December 31, 2016
Beginning balance	$51,333	$137,051	$54,636	$243,020
Plus:
Additions to non-performing	168,368	69,601	1,541	239,510
Less:
Loans returned to accrual status	(1,385)	(1,723)	(255)	(3,363)
Non-performing loans transferred to OREO	(3,340)	(2,215)	(961)	(6,516)
Non-performing loans charge-offs	(19,778)	(26,280)	(1,738)	(47,796)
Loan collections	(13,366)	(22,531)	(3,293)	(39,190)
Reclassification	1,774	(1,696)	(78)	-
Non-performing loans sold, net of charge-offs	(4,910)	(5,608)	-	(10,518)
Ending balance	$178,696	$146,599	$49,852	$375,147

Total non-performing commercial and construction loans, including non-performing loans held for sale, with a book value of $302.7 million as of December 31, 2017 are being carried (net of reserves and accumulated charge-offs) at 52.4% of unpaid principal balance.

Non-performing residential mortgage loans increased by $17.4 million to $178.3 million as of December 31, 2017 from $160.9 million as of December 31, 2016. The increase was primarily attributable to interruptions in regular collection efforts caused by Hurricanes Irma and Maria in 2017. The inflows of non-performing residential mortgage loans during 2017 amounted to $103.1 million compared to inflows of $91.7 million for 2016. Approximately $76.7 million, or 43% of total non-performing residential mortgage loans, have been written down to their net realizable value and no specific reserve was allocated.

The following table presents the activity of residential non-performing loans held for investment in 2017 and 2016:

	Year ended	Year ended
	December 31, 2017	December 31, 2016
(In thousands)
Beginning balance	$160,867	$169,001
Plus:
Additions to non-performing	103,144	91,655
Less:
Loans returned to accrual status	(33,322)	(39,671)
Non-performing loans transferred to OREO	(25,429)	(32,815)
Non-performing loans charge-offs	(18,718)	(22,456)
Loan collections	(7,557)	(4,847)
Other reclassification	(694)	-
Ending balance	$178,291	$160,867

The amount of non-performing consumer loans, including finance leases, decreased by $7.3 million during 2017 to $16.8 million as of December 31, 2017 compared to $24.1 million as of December 31, 2016.  The decrease was mainly driven by charge-offs and the decline in inflows associated with the three-month payment deferral program provided to consumer borrowers.  The inflows of non-performing consumer loans of $38.5 million for 2017 decreased by $4.0 million compared to inflows of $42.5 million for 2016.

As of December 31, 2017, approximately $112.7 million of the loans placed in non-accrual status, mainly commercial loans, were current, or had delinquencies of less than 90 days in their principal and interest payments, including $88.6 million of TDRs maintained in nonaccrual status until the restructured loans meet the criteria of sustained payment performance under the revised terms for reinstatement to accrual status and there is no doubt about full collectability. Collections on these loans are being recorded on a cash basis through earnings, or on a cost-recovery basis, as conditions warrant.

During the year ended December 31, 2017, interest income of approximately $7.0 million related to non-performing loans with a carrying value of $303.0 million as of December 31, 2017, mainly non-performing construction and commercial loans, was applied against the related principal balances under the cost-recovery method.

As of December 31, 2017, approximately $145.1 million, or 29.6%, of total non-performing loans held for investment have been charged-off to their net realizable value and no specific reserve was allocated as shown in the following table:

(Dollars in thousands)	Residential Mortgage Loans	Commercial Mortgage Loans	Commercial & Industrial	Construction Loans	Consumer and Finance Leases	Total
As of December 31, 2017
Non-performing loans held for investment
charged-off to realizable value	$76,668	$60,680	$6,872	$48	$843	$145,111
Other non-performing loans held
for investment	101,623	95,813	78,967	52,065	15,975	344,443
Total non-performing loans held
for investment	$178,291	$156,493	$85,839	$52,113	$16,818	$489,554

Allowance to non-performing loans held
for investment	33.08%	30.99%	56.93%	8.68%	422.06%	47.36%
Allowance to non-performing loans held
for investment, excluding non-performing
loans charged off to realizable value	58.03%	50.61%	61.89%	8.69%	444.33%	67.31%

As of December 31, 2016
Non-performing loans held for investment
charged-off to realizable value	$54,356	$52,241	$12,488	$1,027	$1,243	$121,355
Other non-performing loans held
for investment	106,511	126,455	134,111	48,825	22,837	438,739
Total non-performing loans held
for investment	$160,867	$178,696	$146,599	$49,852	$24,080	$560,094

Allowance to non-performing loans held
for investment	21.12%	32.04%	42.26%	5.14%	207.01%	36.71%
Allowance to non-performing loans held
for investment, excluding non-performing
loans charged-off to realizable value	31.90%	45.28%	46.20%	5.25%	218.27%	46.86%

     Total loans in early delinquency (i.e., 30-89 days past due loans as defined in regulatory report instructions) amounted to $244.7 million as of December 31, 2017, an increase of $17.4 million compared to $227.3 million as of December 31, 2016.  The variances by major portfolio categories follow:

•        Consumer loans in early delinquency increased by $18.2 million to $111.2 million as of December 31, 2017 compared to $93.0 million as of December 31, 2016, reflecting disruptions in regular payment streams associated with Hurricanes Irma and Maria and the effect of loans subject to payment deferral programs established by the Corporation to assist individuals affected by the hurricanes, as described below.

•        Commercial and construction loans in early delinquency decreased by $5.6 million to $17.6 million as of December 31, 2017 compared to $23.2 million as of December 31, 2016.

•        Residential mortgage loans in early delinquency increased by $4.8 million to $115.9 million as of December 31, 2017 compared to $111.1 million as of December 31, 2016.

In working with borrowers in the Virgin Islands and Puerto Rico affected by Hurricanes Irma and Maria, which made landfall on September 6, 2017 and September 20, 2017, respectively, the Corporation provided three-month deferred repayment arrangements to consumer borrowers (i.e, personal loans, auto loans, finance leases and credit cards) who were current in their payments or no more than 2 payments in arrears as of the date of the respective hurricane.  For residential mortgage loans, the Corporation entered during the third and fourth quarters of 2017 into deferred repayment arrangements on 9,588 residential mortgages totaling $1.3 billion as of December 31, 2017 that provided for a three-month payment deferral for those loans current or no more than 2 payments in arrears as of the date of the event.  For both consumer and residential mortgage loans subject to the deferral programs, each borrower is required to begin making their regularly scheduled loan payment at the end of the deferral period (January 2018) and the deferred amounts were moved to the end of the loan. The payment deferral programs were applied prospectively from the respective dates of the events and did not change the delinquency status of the loans as of such dates.  Accordingly, if all payments were current at the date of the event, the loan will not be reported as past due during the deferral period.  Furthermore, for loans subject to the deferral programs on which payments were past due prior to the event, the delinquency status of such loans was frozen to the status that existed at the date of the event until the end of the deferral period (January 2018).  For commercial and construction loans, the Corporation, on a case by case basis, entered into three-month deferral arrangements for the payment of principal. The Corporation entered into deferral programs related to 351 commercial and construction loans totaling $1.2 billion with customers that were current in their payments at the date of the event.  As of December 31, 2017, residential mortgage and commercial and construction loans in early delinquency (i.e., 30-89 days past due as defined in regulatory report instructions) include $95.1 million and $3.2 million, respectively, of loans subject to the storm-related deferral programs established in Puerto Rico and the Virgin Islands.

Early delinquency figures for residential mortgages loans showed improvements after the end of the deferral period in January 2018 as a substantial amount of residential mortgage customers resumed making their scheduled payments.  Residential mortgage loans in early delinquency as of January 31, 2018 amounted to $65.6 million, a $50.3 million decrease, compared to the $115.9 million level as of December 31, 2017, while non-performing residential mortgage loans totaling $177.0 million as of January 31, 2018 remained relatively flat compared to $178.3 million as of December 31, 2017.

With respect to consumer loans, loans in early delinquency as of January 31, 2018 amounted to $65.5 million, a $45.7 million decrease, compared to $111.2 million as of December 31, 2017, while non-performing consumer loans totaling $20.4 million as of January 31, 2018, increased by $3.6 million, as compared to $16.8 million as of December 31, 2017.  For commercial and construction loans, loans in early delinquency as of January 31, 2018 amounted to $31.0 million, a $13.3 million increase compared to $17.6 million as of December 31, 2017, while non-performing commercial and construction loans totaling $292.7 million as of January 31, 2018, decreased $1.8 million, as compared to $294.4 million as of December 31, 2017.

The Corporation provides homeownership preservation assistance to its customers through a loss mitigation program in Puerto Rico that is similar to the U.S. government’s Home Affordable Modification Program guidelines. Depending upon the nature of borrowers’ financial condition, restructurings or loan modifications through this program as well as other restructurings of individual commercial, commercial mortgage, construction, and residential mortgage loans fit the definition of a TDR. A restructuring of a debt constitutes a TDR if the creditor, for economic or legal reasons related to the debtor’s financial difficulties grants a concession to the debtor that it would not otherwise consider. Modifications involve changes in one or more of the loan terms that bring a defaulted loan current and provide sustainable affordability. Changes may include, among others, the extension of the maturity of the loan and modifications of the loan rate. Refer to Note 9, “Loans Held for Investment,” to the Corporation’s consolidated statements included in Item 8 of this Form 10-K for additional information and statistics about the Corporation’s TDR loans.

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

	The following table provides a breakdown between accrual and nonaccrual TDRs:

	(In thousands)	As of December 31, 2017

		Accrual	Nonaccrual (1)	Total TDRs

	Non-FHA/VA Residential Mortgage loans	$280,729	$83,201	$363,930
	Commercial Mortgage Loans	23,329	27,483	50,812
	Commercial and Industrial Loans	41,536	52,576	94,112
	Construction Loans	1,291	40,502	41,793
	Consumer Loans - Auto	15,548	7,057	22,605
	Finance Leases	1,968	216	2,184
	Consumer Loans - Other	10,294	1,489	11,783
	Total Troubled Debt Restructurings	$374,695	$212,524	$587,219

(1)

Included in nonaccrual loans are $88.6 million in loans that are performing under the terms of the restructuring agreement but are reported in nonaccrual status until the restructured loans meet the criteria of sustained payment performance under the revised terms for reinstatement to accrual status and are deemed fully collectible.

     The OREO portfolio, which is part of non-performing assets, increased by $10.3 million. The increase was driven by $10.6 million of collateral acquired in the aforementioned resolution of a non-performing commercial relationship in Puerto Rico. The following tables show the composition of the OREO portfolio as of December 31, 2017 and December 31, 2016, as well as the activity during the year ended December 31, 2017 of the OREO portfolio by geographic region:

OREO Composition by Region

(In thousands)	As of December 31, 2017
	Puerto Rico	Virgin Islands	Florida	Consolidated
Residential	$52,427	$514	$1,440	$54,381
Commercial	77,812	4,927	132	82,871
Construction	9,823	865	-	10,688
	$140,062	$6,306	$1,572	$147,940

(In thousands)	As of December 31, 2016
	Puerto Rico	Virgin Islands	Florida	Consolidated
Residential	$43,925	$289	$2,703	$46,917
Commercial	73,393	4,938	367	78,698
Construction	11,077	989	-	12,066
	$128,395	$6,216	$3,070	$137,681

OREO Activity by Region

(In thousands)	As of December 31, 2017
	Puerto Rico	Virgin Islands	Florida	Consolidated
Beginning Balance	$128,395	$6,216	$3,070	$137,681
Additions	47,142	226	345	47,713
Sales	(19,296)	(150)	(1,707)	(21,153)
Fair value adjustments	(16,179)	14	(136)	(16,301)
Ending Balance	$140,062	$6,306	$1,572	$147,940

Net Charge-offs and Total Credit Losses

Total net charge-offs for 2017 were $118.0 million, or 1.33% of average loans on an annualized basis, compared to $121.8 million, or 1.37%, for 2016. Net charge-offs for 2017 included a $10.7 million charge-off associated with the sale of the PREPA credit line and for 2016 included net charge-offs of $4.6 million associated with the sale of the $16.3 million pool of non-performing assets. Excluding the charge-offs related to the sale of the PREPA credit line in 2017 and the sale of the $16.3 million pool of non-performing assets in 2016, total adjusted net charge-offs for 2017 were $107.3 million, or 1.21% of average loans, compared to adjusted net charge-offs of $117.2 million, or 1.32% of average loans for 2016.

Commercial mortgage loans net charge-offs in 2017 were $38.8 million, or an annualized 2.42% of average commercial mortgage loans, compared to $19.6 million, or 1.28%, for 2016. Commercial mortgage loans net-charge offs for 2016 include $3.0 million associated with commercial mortgage loans included in the sale of the $16.3 million pool of non-performing assets. Excluding the impact of net charge-offs related to the sale of the $16.3 million pool of non-performing assets in 2016, adjusted commercial mortgage loans net-charge offs for 2016 were $16.6 million. The increase for 2017 was primarily related to charge-offs totaling $30.8 million recorded on TDF commercial mortgage loans compared to $13.9 million recorded on such loans during 2016. For 2017, net charge-offs for commercial mortgage loans also include a $5.6 million charge-off associated with a commercial mortgage loan relationship in Puerto Rico that entered into non-performing status during the third quarter.

Commercial and Industrial loans net charge-offs in 2017 totaled $14.1 million, or an annualized 0.66% of average commercial and industrial loans, compared to $23.9 million, or 1.11%, for 2016. Commercial and industrial loans net charge-offs in 2017 include the $10.7 million charge-off associated with the sale of the PREPA credit line and for 2016 include $1.6 million charge-offs associated with commercial and industrial loans included in the sale of the $16.3 million pool of non-performing assets. Excluding the impact of the net-charge off related to the sale of the PREPA credit line in 2017 and net-charge offs related to the sale of the $16.3 million pool of non-performing assets in 2016, adjusted commercial and industrial net charge-offs for 2017 were $3.4 million, or $18.9 million lower than adjusted commercial and industrial net charge-offs of $22.3 million in 2016. Approximately $5.5 million of the commercial and industrial loans net charge-offs in 2017 are associated with two commercial relationships in Puerto Rico, including charge-offs of $3.5 million recorded as part of the aforementioned resolution in the second quarter of a $27.6 million non-performing commercial relationship, partially offset by a $4.2 million recovery on a previously charged-off commercial loan.

Construction loans net charge-offs in 2017 were $2.9 million, or an annualized 2.05% of average construction loans, compared to $1.5 million, or 1.02%, for 2016. The $2.9 million net charge-offs for 2017 include a $2.8 million charge-off taken on a storm-affected credit in Puerto Rico, partially offset by a loan loss recovery of $0.4 million recorded on a non-performing construction loan paid-off in the Virgin Islands.

Residential mortgage loans net charge-offs in 2017 were $25.7 million, or an annualized 0.79% of average residential mortgage loans, compared to $30.7 million, or 0.93%, for 2016. Approximately $17.7 million in charge-offs in 2017 resulted from valuations for impairment purposes of residential mortgage loans considered homogeneous given high delinquency and loan-to-value levels, compared to $21.6 million for 2016.  Net charge-offs on residential mortgage loans also included $6.6 million related to foreclosures in 2017, compared to $7.4 million for 2016.

Consumer and finance leases net charge-offs in 2017 were $36.5 million, or an annualized 2.12% of average consumer and finance leases loans, compared to $46.2 million, or 2.63% of average loans, in 2016. The decrease was primarily reflected in the auto loan portfolio and also reflects the effect of a loan loss recovery of $1.2 million recorded in 2017 on the sale of certain credit card loans that had been fully charged off in prior periods.  A portion of the decrease is also associated with lower delinquency levels reflecting the effect of the three-month deferred repayment arrangements provided to consumer borrowers affected by the hurricanes that maintained the delinquency status that existed at the date of the event until the end of the deferral period (January 2018).

The following table shows the ratios of net charge-offs to average loans by loan category for the last five years.

	For the year ended December 31,
	2017	2016	2015	2014	2013

Residential mortgage (1)	0.79%	0.93%	0.55%	0.85%	4.77%
Commercial mortgage (2)	2.42%	1.28%	3.12%	0.84%	3.44%
Commercial and Industrial (3)	0.66%	1.11%	1.32%	2.27%	3.70%
Construction (4)	2.05%	1.02%	1.42%	2.76%	15.11%
Consumer loans and finance leases (5)	2.12%	2.63%	2.85%	3.46%	2.76%
Total loans (6)	1.33%	1.37%	1.68%	1.84%	4.07%

(1)

Includes net charge-offs totaling $99.0 million associated with the bulk sale of non-performing residential assets in 2013. On a non-GAAP basis, the ratio of residential mortgage net charge-offs to average loans, excluding charge-offs associated with the bulk sale of non-performing residential assets in 2013, was 1.13%.

(2)

Includes net charge-offs totaling $3.0 million associated with the sale of the $16.3 million pool of non-performing assets in 2016, net charge-offs totaling $37.6 million associated with the bulk sale of assets in 2015, and net charge-offs totaling $54.6 million associated with the bulk sale of adversely classified commercial assets and the transfer of loans to held for sale in 2013. On a non-GAAP basis, the ratios of commercial mortgage net charge-offs to average loans, excluding net charge-offs associated with the sale of the $16.3 million pool of non-performing assets in 2016, the bulk sale of assets in 2015, and the bulk sale of adversely classified commercial assets and the transfer of loans to held for sale in 2013, were 1.09%, 0.77%, and 0.45%, respectively.

(3)

Includes the net charge-off of $10.7 million associated with the sale of the PREPA credit line in 2017, net charge-offs of $1.6 million associated with the sale of the $16.3 million pool of non-performing assets in 2016, net charge-offs totaling $20.6 million associated with the bulk sale of assets in 2015, net charge-offs totaling $6.9 million associated with the acquisition of mortgage loans from Doral Financial in 2014, and net charge offs totaling $44.7 million associated with the bulk sale of adversely classified commercial assets in 2013. On a non-GAAP basis, the ratios of commercial and industrial loans net charge-offs to average loans, excluding net charge-offs associated with the sale of the PREPA credit line in 2017,  the sale of the $16.3 million pool of non-performing assets in 2016, the bulk sale of assets in 2015, the acquisition of mortgage loans from Doral Financial in 2014 and the bulk sale of adversely classified commercial assets in 2013, were 0.16%, 1.04%, 0.40%, 2.08%, and 2.15%, respectively.

(4)

Includes net charge-offs totaling $3.3 million associated with the bulk sale of assets in 2015. On a non-GAAP basis, the ratio of construction  net charge-offs to average loans, excluding net charge-offs associated with the bulk sale of assets, was (0.52)% in 2015. Also includes net charge-offs totaling $34.2 million associated with the bulk sale of adversely classified commercial assets and the transfer of loans to held for sale in 2013. On a non-GAAP basis, the ratio of construction loans net-charge offs to average loans, excluding charge-offs associated with the bulk loan sale and the transfer of loans to held for sale, was 2.91% in 2013.

(5)	Includes lease financing.
(6)

Includes the net charge-off of $10.7 million associated with the sale of the PREPA credit line in 2017, net charge-offs totaling $4.6 million associated with the sale of the $16.3 million pool of non-performing assets in 2016, net charge-offs totaling $61.4 million associated with the bulk sale of assets in 2015, net charge-offs totaling $6.9 million associated with the acquisition of mortgage loans from Doral Financial in 2014, and net charge-offs totaling $232.4 million associated with the bulk sale of adversely classified commercial assets in 2013. On a non-GAAP basis, the ratios of total net charge-offs to average loans, excluding net charge-offs associated with the sale of the PREPA credit line in 2017, the sale of the $16.3 million pool of non-performing assets in 2016, the bulk sale of assets in 2015, the acquisition of mortgage loans from Doral Financial in 2014, and the bulk sale of adversely classified commercial assets in 2013, were 1.21%, 1.32%, 1.01%, 1.77%, and 1.70%, respectively.

     Net charge-offs to average loans excluding the effect of: (i) the sale of the PREPA credit line in 2017; (ii) the effect of the sale of the $16.3 million pool of non-performing assets in 2016; (iii) the effect of the bulk sale of assets in 2015; (iv) the effect of the acquisition of mortgage loans from Doral Financial in 2014; and (v) the effect of the bulk sale of adversely classified commercial assets in 2013, presented in the footnotes of the table above are non-GAAP financial measures. Refer to “Basis of Presentation” below for additional information and reconciliation of these measures to GAAP figures.

The following table presents net charge-offs to average loans held in various portfolios by geographic segment for the last five years:

		December 31,	December 31,	December 31,	December 31,	December 31,
		2017	2016	2015	2014	2013
	PUERTO RICO:
	Residential mortgage (1)	1.05%	1.20%	0.70%	1.08%	5.90%
	Commercial mortgage (2)(3)(4)	3.36%	1.66%	3.90%	1.72%	4.26%
	Commercial and Industrial (5)(6)(7)(8)(9)	0.96%	1.47%	1.63%	2.68%	3.98%
	Construction (10)(11)	6.38%	2.93%	5.33%	4.16%	15.00%
	Consumer and finance leases (12)	2.14%	2.73%	2.96%	3.58%	2.83%
	Total loans (13)(14)(15)(16)(17)	1.74%	1.71%	2.05%	2.32%	4.45%

	VIRGIN ISLANDS:
	Residential mortgage (18)	0.11%	0.15%	0.04%	0.19%	1.88%
	Commercial mortgage (19)	(0.13)%	(0.16)%	-%	0.10%	0.11%
	Commercial and Industrial (20)	(0.01)%	(0.01)%	0.23%	(0.23)%	1.63%
	Construction (21) (22)	(0.99)%	0.25%	0.21%	6.71%	18.08%
	Consumer and finance leases	1.77%	1.04%	0.29%	0.58%	0.48%
	Total loans (23)	0.10%	0.16%	0.11%	0.81%	3.50%

	FLORIDA:
	Residential mortgage	0.04%	0.04%	0.03%	0.03%	0.35%
	Commercial mortgage (24)	(0.01)%	(0.03)%	0.26%	(3.12)%	0.46%
	Commercial and Industrial (25)	-%	(0.01)%	-%	-%	0.10%
	Construction (26)	(0.74)%	(1.03)%	(5.98)%	(14.75)%	6.44%
	Consumer and finance leases	1.69%	0.70%	1.11%	0.73%	1.84%
	Total loans (27)	0.06%	0.01%	(0.04)%	(1.37)%	0.61%
________
(1)

For 2013, includes net charge-offs totaling $92.9 million associated with the bulk loan sales. On a non-GAAP basis, the ratio of residential mortgage net charge-offs to average loans in Puerto Rico, excluding charge-offs associated with the bulk sales, was 1.41% in 2013.

(2)

For 2016, includes net charge-offs totaling $3.0 million associated with the sale of the $16.3 million pool of non-performing assets. On a non-GAAP basis, the ratio of commercial mortgage net charge-offs to average loans in Puerto Rico, excluding net charge-offs associated with the sale of the $16.3 million pool of non-performing assets, was 1.40% in 2016.

(3)

For 2015, includes net charge-offs totaling $37.6 million associated with the bulk sale of assets. On a non-GAAP basis, the ratio of commercial mortgage net charge-offs to average loans in Puerto Rico, excluding net charge-offs associated with the bulk sale of assets, was 0.93% in 2015.

(4)

For 2013, includes net charge-offs totaling $54.6 million associated with the bulk sale of adversely classified commercial assets and the transfer of loans to held for sale. On a non-GAAP basis, the ratio of commercial mortgage net charge-offs to average loans in Puerto Rico, excluding charge-offs associated with the bulk sale of adversely classified commercial assets and the transfer of loans to held for sale, was 0.47% in 2013.

(5)

For 2017, includes the net charge-off of $10.7 million associated with the sale of the PREPA credit line. On a non-GAAP basis, the ratio of commercial and industrial net charge-offs to average commercial and industrial loans in Puerto Rico, excluding the charge-off associated with the sale of the PREPA credit line, was 0.23%.

(6)

For 2016, includes net charge-offs totaling $1.6 million associated with the sale of the $16.3 million pool of non-performing assets. On a non-GAAP basis, the ratio of commercial and industrial loans net charge-offs to average loans in Puerto Rico, excluding net charge-offs associated with the sale of the $16.3 million pool of non-performing assets, was 1.38% in 2016.

(7)

For 2015, includes net charge-offs totaling $20.6 million associated with the bulk sale of assets. On a non-GAAP basis, the ratio of commercial and industrial loans net charge-offs to average loans in Puerto Rico, excluding net charge-offs associated with the bulk sale of assets, was 0.50% in 2015.

(8)

For 2014, includes net charge-offs totaling $6.9 million associated with the acquisition of mortgage loans from Doral Financial. On a non-GAAP basis, the ratio of commercial and industrial loans net charge-offs to average loans in Puerto Rico, excluding charge-offs associated with the acquisition of mortgage loans from Doral Financial, was 2.47% in 2014.

(9)

For 2013, includes net charge-offs totaling $44.7 million associated with the bulk sale of adversely classified commercial assets. On a non-GAAP basis, the ratio of commercial and industrial loans net charge-offs to average loans in Puerto Rico, excluding charge-offs associated with the bulk sale of adversely classified commercial assets, was 2.28% in 2013.

(10)

For 2015, includes net charge-offs totaling $3.3 million associated with the bulk sale of assets. On a non-GAAP basis, the ratio of construction loans net charge-offs to average loans in Puerto Rico, excluding net charge-offs associated with the bulk sale of assets, was 0.89% in 2015.

(11)

For 2013, includes net charge-offs totaling $19.0 million associated with the bulk sale of adversely classified commercial assets and the transfer of loans to held for sale. On a non-GAAP basis, the ratio of construction loans net charge-offs to average loans in Puerto Rico, excluding charge-offs associated with the bulk sale of adversely classified commercial assets and the transfer of loans to held for sale, was 4.29% in 2013.

(12)	Includes lease financing.
(13)

For 2017, includes the charge-off of $10.7 million associated with the PREPA credit line. On a non-GAAP basis, the ratio of total net charge-offs to average loans in Puerto Rico, excluding the charge-off associated with the sale of the PREPA credit line, was 1.58%.

(14)

For 2016, includes net charge-offs totaling $4.6 million associated with the sale of the $16.3 million pool of non-performing assets. On a non-GAAP basis, the ratio of total net charge-offs to average loans in Puerto Rico, excluding net charge-offs associated with the sale of the $16.3 million pool of non-performing assets, was 1.67% in 2016.

(15)

For 2015, includes net charge-offs totaling $61.4 million associated with the bulk sale of assets. On a non-GAAP basis, the ratio of total net charge-offs to average loans in Puerto Rico, excluding net charge-offs associated with the bulk sale of assets, was 1.24% in 2015.

(16)

For 2014, includes net charge-offs totaling $6.9 million associated with the acquisition of mortgage loans from Doral Financial. On a non-GAAP basis, the ratio of total net charge-offs to average loans in Puerto Rico, excluding charge-offs associated with the acquisition of mortgage loans from Doral Financial, was 2.23% in 2014.

(17)

For 2013, includes net charge-offs totaling $211.2 million associated with the bulk loan sales and the transfer of loans to held for sale. On a non-GAAP basis, the ratio of total net charge-offs to average loans in Puerto Rico, excluding charge-offs associated with the bulk loan sales and the transfer of loans to held for sale, was 1.92% in 2013.

(18)

For 2013, includes net charge-offs totaling $6.1 million associated with the bulk sale of non-performing residential assets. On a non-GAAP basis, the ratio of residential mortgage net charge-offs to average loans in the Virgin Islands, excluding charge-offs associated with the bulk sale of non-performing residential assets, was 0.22% in 2013.

(19)	For 2017 and 2016, recoveries in commercial mortgage loans in the Virgin Islands exceeded charge-offs.
(20)	For 2017, 2016 and 2014, recoveries in C&I loans in the Virgin Islands exceeded charge-offs.
(21)

For 2013, includes net charge-offs totaling $15.2 million associated with the bulk loan sales and the transfer of loans to held for sale. On a non-GAAP basis, the ratio of construction loans net charge-offs to average loans in the Virgin Islands, excluding charge-offs associated with the bulk loan sale and the transfer of loans to held for sale, was -0.48% in 2013.

(22)	For 2017, recoveries in construction loans in the Virgin Islands exceeded charge-offs.
(23)

For 2013, includes net charge-offs totaling $21.3 million associated with the bulk loan sales and the transfer of loans to held for sale. On a non-GAAP basis, the ratio of total net-charge offs to average loans in the Virgin Islands, excluding charge-offs associated with the bulk loan sales and the transfer of loans to held for sale, was 0.38% in 2013.

(24)	For 2017, 2016 and 2014, recoveries in commercial mortgage loans in Florida exceeded charge-offs.
(25)	For 2016, recoveries in commercial and industrial loans in Florida exceeded charge-offs.
(26)	For 2017, 2016, 2015, and 2014, recoveries in construction loans in Florida exceeded charge-offs.
(27)	For 2015 and 2014, recoveries in total loans in Florida exceeded charge-offs.

     Net charge-offs to average loans excluding the effect of: (i) the sale of the PREPA credit line in 2017; (ii) the effect of the sale of the $16.3 million pool of non-performing assets in 2016; (iii) the effect of the bulk sale of assets in 2015; (iv) the effect of the acquisition of mortgage loans from Doral Financial in 2014; and (v) the effect of the bulk sale of adversely classified commercial assets in 2013, presented in the footnotes of the table above are non-GAAP financial measures. Refer to “Basis of Presentation” below for additional information and reconciliation of these measures to GAAP figures.

Total credit losses (equal to net charge-offs plus losses on OREO operations) for 2017 amounted to $129.0 million, or 1.53% on an annualized basis to average loans and repossessed assets, in contrast to credit losses of $133.4 million, or a loss rate of 1.59% of average loans and repossessed assets, for 2016.

The following table presents a detail of the OREO inventory and credit losses for the periods indicated:

	Year Ended
	December 31,
	2017	2016
(Dollars in thousands)
OREO
OREO balances, carrying value:
Residential	$54,381	$46,917
Commercial	82,871	78,698
Construction	10,688	12,066
Total	$147,940	$137,681

OREO activity (number of properties):
Beginning property inventory	626	549
Properties acquired	315	414
Properties disposed	(233)	(337)
Ending property inventory	708	626

Average holding period (in days)
Residential	437	329
Commercial	1,026	813
Construction	1,403	975
	837	662
OREO operations (loss) gain:
Market adjustments and (losses) gain on sale:
Residential	$(2,794)	$(2,201)
Commercial	(5,884)	(8,143)
Construction	(63)	206
	(8,741)	(10,138)
Other OREO operations expenses	(2,256)	(1,395)
Net Loss on OREO operations	$(10,997)	$(11,533)

CHARGE-OFFS
Residential charge offs, net	$(25,749)	$(30,680)
Commercial charge offs, net	(52,922)	(43,528)
Construction charge offs, net	(2,875)	(1,454)
Consumer and finance leases charge-offs, net	(36,468)	(46,178)
Total charge-offs, net	(118,014)	(121,840)
TOTAL CREDIT LOSSES (1)	$(129,011)	$(133,373)

LOSS RATIO PER CATEGORY (2):
Residential	0.86%	0.98%
Commercial	1.55%	1.37%
Construction	1.93%	0.79%
Consumer	2.11%	2.61%
TOTAL CREDIT LOSS RATIO (3)	1.53%	1.59%
________
(1)	Equal to net loss on OREO operations plus charge-offs, net.
(2)	Calculated as net charge-offs plus market adjustments and gains (losses) on sale of OREO divided by average loans and repossessed assets.
(3)	Calculated as net charge-offs plus net loss on OREO operations divided by average loans and repossessed assets.

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

Concentration Risk

The Corporation conducts its operations in a geographically concentrated area, as its main market is Puerto Rico. However, the Corporation has diversified its geographical risk, as evidenced by its operations in the Virgin Islands and in Florida. Of the total gross loans held for investment of $8.9 billion as of December 31, 2017, approximately 75% have credit risk concentration in Puerto Rico, 19% in the United States, and 6% in the Virgin Islands.

Update to the Puerto Rico Fiscal Situation

Economy indicators and projections

A significant portion of our financial activities and credit exposure is concentrated in the Commonwealth of Puerto Rico, which has been in an economic recession since 2006, exacerbated by the effect of Hurricanes Irma and Maria in 2017.  Based on the most recent information available included in the Revised Fiscal Plan submitted by the Puerto Rico government for the review of the PROMESA oversight board, Puerto Rico’s real GNP has shrunk by more than 14% since 2006.  For fiscal year 2018, the Puerto Rico government projects a contraction in the Puerto Rico’s GNP of 11.0%, followed by projected growths of 8.4% and 3.5% for fiscal years 2019 and 2020, respectively, based on an assumption of Puerto Rico’s receipt of $49.1 billion of Federal Disaster Relief assistance and $21 billion from private insurance funds for recovery and rebuilding efforts after the hurricanes. Meanwhile, the GDB-EAI in December 2017 was 104.9, a 14.0% reduction compared to December 2016, and a decrease of 13.3% compared to August 2017. The GDB-EAI is a coincident index of economic activity for Puerto Rico made up of four indicators (non-farm payroll employment, electric power generation, cement sales and gasoline consumption).  The Revised Fiscal Plan states that the hurricanes will create a spike in inflation of 2.1% in fiscal year 2018, with subsequent average increases of about 1.5% over the next six years, until fiscal year 2023.

The seasonally adjusted unemployment rate in Puerto Rico was 10.9% in December 2017, compared to 12.4% in December 2016.  However, the Puerto Rico labor force participation rate was 40.9% as of December 2017. The average of the labor force participation rate in Puerto Rico was 45.05% from 1990 until 2017, reaching an all-time high of 49.80% percent in February of 2007 and a record low of 38.6% in October of 2017. Based on information published by the Puerto Rico government, the labor force estimate was 1.1 million people as of December 2017, a reduction of 1.6% when compared with December 2016.  The Revised Fiscal Plan reflects that a 19.4% cumulative decline in population is expected over the next five years.

Based on information published by the Puerto Rico Treasury, the net revenues of the Puerto Rico government’s General Fund in December 2017 totaled $697.6 million, which was $101.9 million less than in December 2016. The net revenues to the General Fund for the first half of fiscal year ending June 30, 2018 totaled $3,623.1 million, a decrease of $348.0 million, or 8.8%, compared with the previous fiscal year, and, $157.3 million, or 4.3%, below initial estimates for this period. The Revised Fiscal Plan reflects a projected decline in revenues of 19.8% in fiscal year 2018 before increasing 10.2% in fiscal year 2019 and 5.1% in fiscal year 2020.  As per the Revised Fiscal Plan, revenues are forecasted to become 3% higher than pre-hurricane levels by fiscal year 2023, in nominal terms.

 Prices on most Commonwealth of Puerto Rico securities have decreased over the past months. General obligations with an eight percent coupon and maturing in 2035 traded in January at an average of 25 cents on the dollar, down from as much as 59 cents in September, before the hurricane.

Bankruptcy filing

On May 3, 2017, the Puerto Rico government and the PROMESA oversight board filed for a form of bankruptcy in the U.S. District court in Puerto Rico under Title III of PROMESA. The Title III provision allows for a court debt restructuring process similar to U.S. bankruptcy protection. On July 2, 2017, the PROMESA oversight board filed for a similar Title III form of bankruptcy in the U.S. District court in Puerto Rico for PREPA. The mediation on Title III cases were postponed after the hurricanes.

In related matters, on January 30, 2018, the Court overseeing the Commonwealth of Puerto Rico’s Title III proceeding ruled that holders of municipal obligations secured by a pledge of special revenues are not guaranteed payment during the pendency of a bankruptcy proceeding.   In the case, the plaintiffs, insurers of bonds issued by the Puerto Rico Highways and Transportation Authority (the “PRHTA,” and such bonds, the “PRHTA Bonds”), brought suit seeking an order that certain toll revenues and excise taxes of the PRHTA, which the PRHTA pledged to secure payment of the PRHTA Bonds, must be disbursed to pay principal and interest on the PRHTA Bonds.  Defendants, including the Commonwealth of Puerto Rico and the PRHTA, among others, urged the Court to dismiss plaintiffs’ action, arguing that Section 305 of PROMESA deprived the Court of jurisdiction to grant the relief sought. The plaintiffs may appeal the decision to the U.S. Court of Appeals for the First Circuit.

GDB liquidation plan

On April 28, 2017, the PROMESA oversight board approved the fiscal plan of the GDB.  With its fiscal plan, the GDB prepares a gradual and orderly wind down of its operations over 10 years that seeks to mitigate the impact to its stakeholders and supports their ability to continue delivering essential services and promote economic growth. Separately from the fiscal plan, the PROMESA oversight board noted that FAFAA should provide a certification regarding the anticipated impact that reduced GDB distributions to depositors and other potential exposures might have on other government entities with fiscal plans and/or budgets.   With respect to the TDF, the GDB stated in their fiscal plan that the resolution that created the TDF “specifically provides that the GDB shall not be liable for the payment of any of the TDF’s debts of “any nature,” unless expressly guaranteed by the GDB.

On July 14, 2017, the PROMESA oversight board authorized the GDB to pursue the restructuring of its debts under Title VI of PROMESA and conditionally certified the GDB’s Restructuring Support Agreement (“RSA”) under the relevant provisions of Title VI.  The PROMESA oversight board’s decision was in response to a request from FAFAA, dated June 30, 2017, in which the agency noted that the proposed restructuring, along with certain related settlements contemplated by the RSA, will result in an efficient wind down of GDB’s operations and a comprehensive financial restructuring of GDB’s obligations. The RSA provides for the organized and consensual restructuring of a substantial portion of the GDB’s liabilities, including the GDB public bonds, deposit claims by municipalities and certain non-public entities and claims under certain GDB-issued letters of credit and guarantees (“Participating Bond Claims”). In exchange for releasing the GDB from liability relating to these claims, the claim-holders will receive new bonds to be issued by a new entity.

Effect of Hurricanes Maria and Irma and measures taken by authorities

During the third quarter of 2017, Hurricanes Irma and Maria affected Puerto Rico causing significant damage to the infrastructure and property.  In the aftermath of Hurricane Maria, the NOAA, stated that damages could total $90 billion. The emergency could cause Puerto Rico’s central government and some of its instrumentalities to face severe cash shortfalls from lower revenues, higher cost, and delayed or reduced cost-saving measures that had been required by the fiscal plans previously approved early in 2017.

The Puerto Rico government and the PROMESA oversight board requested federal assistance from the United States federal government. Such assistance is intended to provide Puerto Rico with the cash that it will need to operate its core government services and its disaster response effort in the near future. On December 18, 2017, the U.S. House of Representative introduced a bill to provide additional emergency assistance for the recent hurricanes, wildfires in California, and related agriculture losses. The bill totals $81 billion and targets funds to programs to continue relief and recovery efforts in all of the affected communities, including Texas, Florida, California, Louisiana, Puerto Rico and the USVI.

In relation to the FEMA assistance, more than $1 billion in grants has been approved. As of February 1, 2018, FEMA has granted:

•     $557 million in financial assistance for rental, repair or to rebuild residences; including $105 million in rental assistance;

•     $468 million for uninsured hurricane-related expenses.

•          $794 million in low-interest disaster loans.

•         $4 million in Disaster Unemployment Assistance.

•         $1.6 billion in food and $361 million in water.

In addition, the U.S. Department of Housing and Urban Development (HUD) awarded $1.5 billion in Community Development Block Grants to Puerto Rico to support the long-term recovery of seriously damaged housing and local businesses. Also, $525 million has been granted in FEMA Public Assistance grants for emergency protective measures and debris removal operations.

On February 9, 2018, the Puerto Rico Governor and the Resident Commissioner announced an allocation of $16 billion in federal funds for the island’s recovery after Hurricane Maria. This appropriation is part of budget legislation approved by the U.S. Congress and signed by President of the United States on February 9, 2018. Approximately $11.0 billion of the $16.0 billion was allocated to the community development fund, known as the Community Development Block Grant, to repair homes, support local businesses and rebuild infrastructure while mitigating future risks. From this figure, $2.0 billion will be designated to restore and make improvements to the electrical system. In addition, $1.37 billion was approved for emergency assistance and $150 million under the Direct Loan Program to cover cost sharing with FEMA. In addition to the $16.0 billion, Puerto Rico is also eligible to participate in other programs that could increase aid to the island to more than $45 billion.

Due to protracted economic and revenue disruptions caused by Hurricane Maria, on October 11, 2017, Moody’s lowered the credit ratings on $13.3 billion of Puerto Rico’s general obligations from Caa3 to Ca. In addition, the bonds issued by the Puerto Rico Sales Tax Financing Corporation (“COFINA”) and PRASA were also downgraded from Ca to Caa3. In total, there were eight types of securities affected, which have a combined par value of $31 billion.

In a letter sent to the U.S. Senate on October 11, 2017, the PROMESA oversight board said that the entity was evaluating how the certified fiscal plans of the Puerto Rico government and PREPA would change in the aftermath of Hurricanes Irma and Maria.  Previously, on June 30, 2017, the PROMESA oversight board certified the Puerto Rico government’s budget for fiscal year 2018, which totaled $9.562 billion in General Fund revenues. This budget, the first certified under PROMESA, was based on the March 2017 fiscal plan also approved by the PROMESA oversight board.

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

     On February 12, 2018, FAFAA released the Revised Fiscal Plans for the Commonwealth, after considering the changes and clarifications required by the PROMESA oversight board to a previous draft. The Fiscal Plan includes substantial revisions that the Puerto Rico government has made to the previous fiscal plan, certified on March 13, 2017 (the “March 2017 fiscal plan”), to account for the effect of Hurricanes Maria and Irma and to account for a contemplated transformational transaction. The Revised Fiscal plan uses a six-year horizon, projects a six-year cumulative decline in population of 20%, and projects that by the fiscal year 2023 there will be a $3.4 billion surplus, before any debt service is paid, requiring a liquidity facility to provide public services in fiscal year 2018. The March 2017 fiscal plan covered a 10-year period and allocated around $787 million per year for debt service. The Revised Fiscal Plan also includes projected expenses for Title III proceedings, considers an injection of $49 billion in federal relief assistance, and a series of structural reforms in, among other things, the areas of ease of doing business, human capital, tax reform, and power sector reform, including a layout for the privatization of PREPA. The Revised Fiscal Plan also creates an annual reserve of $130 million and a $400 million investment for infrastructure maintenance and development. The PROMESA oversight board is expected to evaluate the plan in the coming weeks and, after public hearing, determine whether to certify it.

Exposure to the Puerto Rico Government

As of December 31, 2017, the Corporation had $214.5 million of direct exposure to the Puerto Rico government, its municipalities and public corporations, compared to $323.3 million as of December 31, 2016.  As of December 31, 2017, approximately $184.6 million of the exposure consisted of loans and obligations of municipalities in Puerto Rico that are supported by assigned property tax revenues and for which, in most cases, the good faith, credit and unlimited taxing power of the applicable municipality have been pledged to their repayment, compared to $191.9 million as of December 31, 2016. Approximately 73% of the Corporation’s municipality exposure consists primarily of senior priority obligations concentrated in three of the largest municipalities in Puerto Rico. These municipalities are required by law to levy special property taxes in such amounts as are required for the payment of all of their respective general obligation bonds and loans. The PROMESA oversight board has not designated any of the Puerto Rico’s 78 municipalities as covered entities under PROMESA.  However, while the Revised Fiscal Plan did not contemplate a restructuring of the debt of Puerto Rico’s municipalities, the plan did call for the gradual elimination of budgetary subsidies provided to municipalities by the central government. Furthermore, municipalities are also likely to be affected by the negative economic and other effects resulting from expense, revenue or cash management measures taken to address the Puerto Rico Government’s budgetary and liquidity shortfalls, or measures included in fiscal plans of other government entities, such as the GDB Restructuring Support Agreement and the recent plan announced by the Puerto Rico governor intended to privatize PREPA. The GDB Restructuring Support Agreement provides for the restructuring under Title VI of PROMESA of a substantial portion of the GDB’s indebtedness, including deposits of municipalities, through the issuance of “Participating Bond Claims” in exchange for the release of the GDB from liability relating to the bonds, deposits, letters of credit and guarantees. In addition to municipalities, the total direct exposure also includes a $6.8 million loan to a unit of the central government and a $15.1 million loan to an affiliate of PREPA. As mentioned above, the sale in the first quarter of 2017 of the PREPA credit line, with a book value of $64 million at the time of sale, contributed significantly to the reduction of the Corporation’s direct exposure to the Puerto Rico government.

The Corporation’s total direct exposure also includes obligations of the Puerto Rico Government, specifically bonds of the Puerto Rico Housing Finance Authority, at an amortized cost of $8.0 million as part of its available-for-sale investment securities portfolio recorded on its books at a fair value of $6.8 million as of December 31, 2017.  During the second quarter of 2017, the Corporation sold for an aggregate of $23.4 million non-performing bonds of the GDB and the Puerto Rico Public Buildings Authority carried on its books at an amortized cost of $23.0 million (net of $34.4 million in cumulative OTTI impairment charges). This transaction resulted in a $0.4 million recovery from previous OTTI charges reflected in the statement of income as part of “net gain on sale of investments.”

The following table details the Corporation’s total direct exposure to the Puerto Rico government according to their maturities:

	As of December 31, 2017
	Investment
	Portfolio		Total
	(Amortized cost)	Loans	Exposure

	(Dollars in thousands)
Central Government:
After 1 to 5 years	$-	$6,766	$6,766
Total Central Government	-	6,766	6,766

Puerto Rico Housing Finance Authority:
After 5 to 10 years	4,071	-	4,071
After 10 years	3,972	-	3,972
Total Puerto Rico Housing Finance Authority	8,043	-	8,043

Public Corporations:
Affiliate of the Puerto Rico Electric Power Authority:
After 1 to 5 years	-	15,149	15,149
Total Public Corporations	-	15,149	15,149

Municipalities:
After 1 to 5 years	3,853	33,942	37,795
After 5 to 10 years	39,523	-	39,523
After 10 years	107,251	-	107,251
Total Municipalities	150,627	33,942	184,569

Total Direct Government Exposure	$158,670	$55,857	$214,527

Furthermore, as of December 31, 2017, the Corporation had three commercial mortgage loans granted to the hotel industry in Puerto Rico that were previously guaranteed by the TDF with an outstanding principal balance of $120.2 million (book value of $70.8 million), compared to $127.7 million outstanding (book value of $111.8 million) as of December 31, 2016. Historically, the borrower and the operations of the underlying collateral of these loans have been the primary sources of repayment and the TDF, which is a subsidiary of the GDB, provided a secondary guarantee for payment performance.  As part of agreements executed in the second quarter of 2017 and first quarter of 2018, the TDF paid $7.6 million and $4.0 million, respectively, to honor a portion of its guarantee on these loans.   As provided in the agreements, the cash payments received by the Corporation released the TDF from its liability as a guarantor of these loans. As a result, the income-producing real estate properties are now the only collateral of such loans, thus, any decline in collateral valuations may require additional impairments on these loans.  All the three TDF commercial mortgage loans have been classified as non-performing and impaired since the first quarter of 2016, and interest payments have been applied against principal since then. Approximately $4.7 million of interest payments received on loans guaranteed by the TDF since late March 2016 have been applied against principal. During 2017, the Corporation recorded charge-offs totaling $30.8 million on these facilities for the portion of the recorded investment in excess of the fair value of the collateral and the guarantee, considering the aforementioned agreements reached with the TDF.  In addition, GDB agreed to issue to the Bank a fixed income financial instrument pursuant to the GDB’s Restructuring Support Agreement approved by the PROMESA oversight board. As of December 31, 2017, the non-performing TDF commercial mortgage loans and related facilities are being carried (net of reserves and accumulated charge-offs) at 52% of the unpaid principal balance.

In addition, the Corporation had $116.5 million in exposure to residential mortgage loans that are guaranteed by the PRHFA. Residential mortgage loans guaranteed by the PRHFA are secured by the underlying properties and the guarantees serve to cover shortfalls in collateral in the event of a borrower default. The Puerto Rico government guarantees up to $75 million of the principal under the mortgage loan insurance program. According to the most recently released audited financial statements of the Puerto Rico Housing Financing Authority, as of June 30, 2015, the PRHFA’s mortgage loan insurance program covered loans in an aggregate of approximately $552 million. The regulations adopted by the PRHFA require the establishment of adequate reserves to guarantee the solvency of the mortgage loan insurance fund. As of June 30, 2015, the most recent date as to which information is available, the PRHFA had a restricted net position for such purposes of approximately $77.4 million.

As of December 31, 2017, the Corporation had $490.3 million of public sector deposits in Puerto Rico, compared to $408.8 million as of December 31, 2016.  As of December 31, 2017, approximately 29% of the public sector deposits in Puerto Rico are from municipalities and municipal agencies and 71% are from public corporations and the central government and agencies.

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

To the extent that the fiscal condition of the USVI continues to deteriorate, the U.S. Congress or the government of the USVI may enact legislation allowing for the restructuring of the financial obligations of the USVI government entities or imposing a stay on creditor remedies, including by making PROMESA applicable to the USVI.

As of December 31, 2017, the Corporation had $70.4 million in loans to USVI government instrumentalities and public corporations, compared to $84.7 million as of December 31, 2016.  Of the amount outstanding as of December 31, 2017, approximately $47.2 million was owed by public corporations of the USVI and $23.2 million was owed by an independent instrumentality of the USVI government.  All loans are currently performing and up to date on principal and interest payments.

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

2.       The tangible common equity ratio and tangible book value per common share are non-GAAP financial measures generally used by the financial community to evaluate capital adequacy. Tangible common equity is total equity less preferred equity, goodwill, core deposit intangibles, and other intangibles, such as the purchased credit card relationship intangible and the insurance customer relationship intangible. Tangible assets are total assets less goodwill, core deposit intangibles, and other intangibles, such as the purchased credit card relationship intangible and the insurance customer relationship intangible. Management and many stock analysts use the tangible common equity ratio and tangible book value per common share in conjunction with more traditional bank capital ratios to compare the capital adequacy of banking organizations with significant amounts of goodwill or other intangible assets, typically stemming from the use of the purchase method of accounting for mergers and acquisitions. Accordingly, the Corporation believes that disclosure of these financial measures may be useful also to investors.  Neither tangible common equity nor tangible assets, or the related measures, should be considered in isolation or as a substitute for stockholders’ equity, total assets, or any other measure calculated in accordance with GAAP. Moreover, the manner in which the Corporation calculates its tangible common equity, tangible assets, and any other related measures may differ from that of other companies reporting measures with similar names. Refer to Risk Management-Capital above for a reconciliation of the Corporation’s tangible common equity and tangible assets.

3.       Adjusted provision for loan and lease losses, adjusted net charge-offs, and the ratios of adjusted net charge-offs to average loans, adjusted provision for loan and lease losses to net charge-offs, and the adjusted allowance to total loans held for investment are non-GAAP financial measures that exclude the effects related to: (i) the $71.3 million provision recorded in 2017 associated with the estimate of inherent losses resulting from the effect of Hurricanes Irma and Maria; (ii) the effects related to the  sale of the Corporation’s participation in the PREPA credit line in 2017; (iii) the effects related to the sale of the $16.3 million pool of non-performing assets in 2016; (iv) the effects of the bulk sale of assets with a carrying value of $150.4 million in 2015; (v) the effects of the acquisition of mortgage loans from Doral Financial in 2014 in full satisfaction of secured borrowings owed by such entity to FirstBank; and (vi) the bulk sales of adversely classified commercial assets, non-performing residential loans and loans transferred to held for sale in 2013. Management believes that this information helps investors understand the adjusted measures without regard to items that are not expected to reoccur with any regularity or may reoccur at uncertain times and in uncertain amounts on reported results and facilitates comparisons with prior periods.

4.       Adjusted non-interest income excludes for 2017, 2016, and 2015 the following:

•         Gains of $1.4 million and $4.2 million on the repurchase and cancellation of trust-preferred securities recorded in the third quarter of 2017 and first quarter of 2016, respectively.

•         OTTI charges on debt securities of $12.2 million, $6.7 million, and $16.5 million in 2017, 2016, and 2015, respectively.

•         Partial recovery of $0.4 million of previously recorded OTTI charges non-performing bonds of the GDB and the Puerto Rico Public Buildings Authority sold in the second quarter of 2017.

•         Gain of $1.5 million from the recovery of a residual CMO previously written off that was recorded in the fourth quarter of 2016.

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

Management believes that the exclusion from non-interest income of items that are not expected to reoccur with any regularity or may reoccur at uncertain times and in uncertain amounts facilitates comparisons with prior periods, and provides an alternate presentation of the Corporation’s performance that is useful to investors.

5.       Adjusted non-interest expenses reflects for 2017, 2016, and 2015 the following:

•         Exclusion of costs of approximately $2.5 million in 2017 of insurance deductibles related to storm-damages assessed on certain OREO properties and estimated storm-related costs not recoverable under insurance policies.

•         Inclusion of $1.9 million of expected insurance recoveries for employees’ compensation and rental costs that the Corporation incurred when Hurricanes Irma and Maria precluded employees from working in 2017.

•         Exclusion of costs of $0.4 million and $0.6 million associated with secondary offerings of the Corporation’s common stock by certain of the existing stockholders recorded in 2017 and 2016, respectively.

•         Inclusion of a $2.7 million adjustment recorded in the fourth quarter of 2016 to reduce the credit card rewards liability due to unusually large customer forfeitures related to the expiration of reward points earned by customers up to September 2013 (the conversion date of the credit card portfolio acquired from FIA in May 2012).  Most of these points had been accrued at acquisition date and ultimately experienced a redemption pattern materially different from those points accrued after conversion.

•         Exclusion of incentive costs of $0.1 million related to the aforementioned sale of large fixed annuities contracts in the fourth quarter of 2016.

•         Exclusion of costs above what the Corporation believes are the normal or recurring level for severance payments of $0.3 million related to permanent job discontinuance in the third quarter of 2016 and costs of $2.2 million related to a voluntary early retirement program in the fourth quarter of 2015.

•         Exclusion of transaction expenses and certain losses totaling $1.2 million related to the bulk sale of assets in the second quarter of 2015.

•         Exclusion of acquisition and conversion costs of $4.6 million related to assets acquired and liabilities assumed from Doral Bank recorded in 2015.

Management believes that adjustments to non-interest expenses of items that are above normal or recurring levels, are not expected to reoccur with any regularity or may reoccur at uncertain times and in uncertain amounts facilitates comparisons with prior periods, and provides an alternate presentation of the Corporation’s performance that is useful to investors.

6.       Adjusted net income that excludes the effect of a $13.2 million tax benefit recorded in the fourth quarter of 2017 related to the change in tax status of certain subsidiaries from taxable corporations to limited liability companies, and the effect of all the items mentioned above and their tax related impacts as follows:

•          Tax benefit of $27.7 million related to the storm-related provision for loan and lease losses recorded in 2017 (calculated based on the statutory rate of 39%).

•          Tax benefit of $1.0 million related to insurance deductibles and estimated storm-related costs not recoverable under insurance policies (calculated based on the statutory rate of 39%).

•          Tax benefit of $0.2 million related to the sale of the PREPA credit line in the first quarter of 2017 (calculated based on the statutory rate of 39%).

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

•         No tax benefit was recorded for the partial recovery of previously recorded OTTI charges on non-performing bonds sold in the second quarter of 2017 and for the OTTI charges recorded in 2017, 2016 and 2015.

•         The gains realized on the repurchase and cancellation of trust preferred securities and costs incurred associated with the secondary offering, recorded at the holding company level, had no effect on the income tax expense in 2017 and 2016.

Management believes that adjustments to net income of items that are not reflective of core operating performance, are not expected to reoccur with any regularity or may reoccur at uncertain times and in uncertain amounts facilitates comparisons with prior periods, and provides an alternate presentation of the Corporation’s performance that is useful to investors.

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

Refer to Executive Overview of Results of Operations above for the reconciliation of the non-GAAP financial measure “adjusted net income” to the GAAP financial measures.  The following tables reconciles the non-GAAP financial measures “adjusted provision for loan and lease losses,” “adjusted net charge-offs,” “adjusted net charge-offs to average loan ratio,” “adjusted provision for loan and lease losses to adjusted net charge-offs,” “adjusted allowance for loan and lease losses to total loans held for investment,” “adjusted non-interest income” and “adjusted non-interest expenses,” to the GAAP financial measures for 2017, 2016 and 2015:

2017	As reported (GAAP)	Storm-related Provision for Loan and Lease Losses	Storm-related Expenses and Related Adjustments	Gain on Repurchase and Cancellation of Trust Preferred Securities	Secondary Offering Costs	OTTI on Debt Securities	Gain from Recovery of Previously recorded OTTI charges	Sale of PREPA credit line	Adjusted (Non-GAAP)
(Dollars in thousands)
Total net charge-offs	$118,014	$-	$-	$-	$-	$-	$-	$(10,734)	$107,280
Total net charge-offs to
average loans	1.33%								1.21%
Commercial and Industrial	14,100	-	-	-	-	-	-	(10,734)	3,366
Commercial and Industrial loans
net charge-offs to average loans	0.66%								0.16%
Provision for loan and lease losses	$144,254	$(71,304)	$-	$-	$-	$-	$-	$(569)	$72,381
Residential Mortgage Loans	50,744	(14,581)	-	-	-	-	-	-	36,163
Commercial Mortgage Loans	30,054	(12,105)	-	-	-	-	-	-	17,949
Commercial and industrial loans	1,018	(15,947)	-	-	-	-	-	(569)	(15,498)
Construction Loans	4,835	(3,660)	-	-	-	-	-		1,175
Consumer Loans	57,603	(25,011)	-	-	-	-	-		32,592
Non-interest income	$62,387	$-	$-	$(1,391)	$-	$12,231	$(371)	$-	$72,856
Net impairment losses as available
for sale debt securities	(12,231)	-	-	-	-	12,231	-	-	-
Net gain on sale of investments	(371)	-	-	-	-	-	(371)	-	-
Gain on early extinguishment
of debt	1,391	-	-	(1,391)	-	-	-	-	-
Non-interest expenses	$347,701	$-	$(725)	$-	$(392)	$-	$-	-	$346,584
Employees' compensation
and benefits	151,845	-	1,410	-	-	-	-	-	153,255
Occupancy and Equipment	56,659	-	(189)	-		-	-	-	56,470
Business promotion	12,485	-	(992)	-	(40)	-	-	-	11,453
Professional Fees	45,929	-	-	-	(352)	-	-	-	45,577
Net loss on OREO operations	10,997	-	(936)	-	-	-	-	-	10,061
Other non-interest expenses	17,342	-	(18)	-	-	-	-	-	17,324

2016	As reported (GAAP)	Sale of a $16.3 Million Pool of Non-Performing Assets	Gain from recovery of investments previously written off	OTTI on Debt Securities	Gain on Sale of Investment Securities	Gain on Repurchase and Cancellation of Trust Preferred Securities	Severance Payments	Secondary Offering Costs	Credit Card Rewards Program Unusual Forfeiture	Brokerage and insurance commissions from sale of large fixed annuities contracts and related incentive costs	Adjusted (Non-GAAP)

(Dollars in thousands)
Total net charge-offs	$121,840	$(4,631)	$-	$-	$-	$-	$-	$-	$-	$-	$117,209
Total net charge-offs to average loans	1.37%										1.32%
Commercial mortgage	19,638	(3,026)	-	-	-	-	-	-	-	-	16,612
Commercial mortgage loans net
charge-offs to average loans	1.28%										1.09%
Commercial and Industrial	23,890	(1,593)	-	-	-	-	-	-	-	-	22,297
Commercial and Industrial loans net
charge-offs to average loans	1.11%										1.04%
Residential mortgage	30,680	(12)	-	-	-	-	-	-	-	-	30,668
Residential mortgage loans net
charge-offs to average loans	0.93%										0.93%
Provision for loan and lease losses	$86,733	$(1,799)	$-	$-	$-	$-	$-	$-	$-	$-	$84,934
Commercial mortgage	8,688	(1,787)	-	-	-	-	-	-	-	-	6,901
Commercial and Industrial	17,075	(2)	-	-	-	-	-	-	-	-	17,073
Residential mortgage	25,090	(10)	-	-	-	-	-	-	-	-	25,080
Non-interest income	$87,954	$-	$(1,547)	$6,687	$(6,104)	$(4,217)	$-	$-	$-	$(1,772)	$81,001
Gain on sale of investment securities	6,104	-	-	-	(6,104)	-	-	-	-	-	-
Gain from recovery of investments
previously written off	1,547	-	(1,547)	-	-	-	-	-	-	-	-
Net impairment losses on available-for-sale
debt securities	(6,687)	-	-	6,687	-	-	-	-	-	-	-
Gain on early extinguishment of debt	4,217	-	-	-	-	(4,217)	-	-	-	-	-
Other non-interest income	30,900	-	-	-	-	-	-	-	-	(1,772)	29,128
Non-interest expenses	$355,080	$-	$-	$-	$-	$-	$(281)	$(590)	$2,732	$(80)	$356,861
Employees' compensation and benefits	151,493	-	-	-	-	-	(281)	-	-	(80)	151,132
Business promotion	11,419	-	-	-	-	-	-	(20)	2,732	-	14,131
Professional fees	44,137	-	-	-	-	-	-	(548)	-	-	43,589
Taxes other than income taxes	15,139	-	-	-	-	-	-	(22)	-	-	15,117

						Voluntary Early
						Retirement
	As	Impact of the	OTTI	Gain on sale	Bargain	Program-non-	Acquisition	Bulk sale
	Reported	Bulk Sale	on Debt	of Merchant	Purchase	recurring	and conversion	transaction	Adjusted
2015	(GAAP)	Transaction	Securities	Contracts	Gain	expenses	costs	impact	(Non-GAAP)
(Dollars in thousands)
Total net charge-offs	$153,730	$(61,435)	$-	$-	$-	$-	$-	$-	$92,295
Total net charge-offs to average loans	1.68%								1.01%
Commercial mortgage	49,567	(37,590)	-	-	-	-	-	-	11,977
Commercial mortgage loans net
charge-offs to average loans	3.12%								0.77%
Commercial and Industrial	29,528	(20,570)	-	-	-	-	-	-	8,958
Commercial and Industrial loans net
charge-offs to average loans	1.32%								0.40%
Construction	2,412	(3,275)	-	-	-	-	-	-	(863)
Construction loans net
charge-offs to average loans	1.42%								(0.52)%
Provision for loan and lease losses	$172,045	$(46,947)	$-	$-	$-	$-	$-	$-	$125,098
Commercial mortgage	66,884	(33,807)	-	-	-	-	-	-	33,077
Commercial and Industrial	34,575	(10,765)	-	-	-	-	-	-	23,810
Construction	(6,891)	(2,375)	-	-	-	-	-	-	(9,266)
Non-interest income	$81,325		$16,517	$(7,000)	$(13,443)	$-	$-	$552	$77,951
Bargain purchase gain	13,443		-	-	(13,443)	-	-	-	-
Net loss on investment and impairments	(16,517)		16,517	-	-	-	-	-	-
Gain on sale of merchant contracts	7,000		-	(7,000)	-	-	-	-	-
Other net interest income	32,794		-	-	-	-	-	552	33,346
Non-interest expenses	$383,830		$-	$-	$-	$(2,238)	$(4,646)	$(1,168)	$375,778
Employees' compensation and benefits	150,059		-	-	-	(2,238)	(104)	-	147,717
Occupancy and equipment	59,295		-	-	-	-	(118)	-	59,177
Professional fees	55,632		-	-	-	-	(3,709)	(918)	51,005
Business promotion	15,234		-	-	-	-	(437)	-	14,797
Net loss on OREO operations	15,788		-	-	-	-	-	(250)	15,538
Other expenses	22,229		-	-	-	-	(278)	-	21,951
__________

The following table reconciles the provision for loan and lease losses to net charge-offs to the Non-GAAP financial measure "adjusted provision for loan and lease losses to adjusted net-charge-offs" for 2017, 2016, 2015, 2014 and 2013 and the allowance for loan and lease losses to "adjusted allowance for loan and lease losses to loans held for investment" for 2017:

	Provision for Loan and Lease
	Losses to Net Charge-Offs,
	(GAAP to Non GAAP reconciliation)
	Year Ended
(Dollars in thousands)	December 31, 2017		December 31, 2016		December 31, 2015		December 31, 2014		December 31, 2013
	Provision for Loan and Lease Losses	Net Charge-Offs	Provision for Loan and Lease Losses	Net Charge-Offs	Provision for Loan and Lease Losses	Net Charge-Offs	Provision for Loan and Lease Losses	Net Charge-Offs	Provision for Loan and Lease Losses	Net Charge-Offs

Provision for loan and lease losses and
net charge-offs (GAAP)	$144,254	$118,014	$86,733	$121,840	$172,045	$153,730	$109,530	$172,993	$243,751	$393,307
Less Special Items:
Storm-related provision for loan and lease losses	71,304	2,761	-	-	-	-	-	-	-	-
Sale of the PREPA credit line	569	10,734	-	-	-	-	-	-	-	-
Sale of the $16.3 million pool of non-performing assets	-	-	1,799	4,631	-	-	-	-	-	-
Bulk sale of assets	-	-	-	-	46,947	61,435	-	-	-	-
Acquisition of mortgage loans from Doral Financial
in full satisfaction of secured borrowings	-	-	-	-	-	-	1,428	6,908	-	-
Bulk sale of adversely classified commercial assets,
non-performing residential loans
and loans transferred to held for sale	-	-	-	-	-	-	-	-	132,002	232,444
Provision for loan and lease losses and net
charge-offs, excluding special items (Non-GAAP)	$72,381	$104,519	$84,934	$117,209	$125,098	$92,295	$108,102	$166,085	$111,749	$160,863

Provision for loan and lease losses to
net charge-offs (GAAP)	122.23%		71.19%		111.91%		63.31%		61.97%
Provision for loan and lease losses to
net charge-offs, excluding special items (Non-GAAP)	69.25%		72.46%		135.54%		65.09%		69.47%

	Allowance for Loan and Lease
	Losses to Total Loans Held For Investment
	(GAAP to Non-GAAP reconciliation)
	As of December 31, 2017
	Allowance for Loan	Total Loans Held for Investment
	and Lease Losses
(In thousands)
Allowance for loan and lease losses and total
loans held for investment (GAAP)	$231,843	$8,850,476
Less Special Items:
Storm-related allowance for loan and lease losses	68,543	-
Allowance for loan and lease losses and total loans held for investment,
excluding Special Items (Non-GAAP)	$163,300	$8,850,476

Allowance for loan and lease losses to total loans held for investment (GAAP)	2.62%
Allowance for loan and lease losses to total loans held for investment,
excluding Special Items (Non-GAAP)	1.85%

Selected Quarterly Financial Data

        Financial data showing results of the 2017 and 2016 quarters is presented below. In the opinion of management, all adjustments necessary for a fair presentation have been included. These results are unaudited.

	2017
	March 31	June 30	September 30	December 31

	(In thousands, except for per share results)
Interest income	$145,228	$147,374	$147,995	$147,826
Net interest income	122,549	123,904	122,832	122,266
Provision for loan and lease losses	25,442	18,096	75,013	25,703
Net income (loss)	25,541	27,998	(10,752)	24,169
Net income (loss) attributable to common stockholders -
basic	24,872	27,329	(11,421)	23,500
Net income (loss) attributable to common stockholders -
diluted	24,872	27,329	(11,421)	23,500
Earnings (loss) per common share - basic	$0.12	$0.13	$(0.05)	$0.11
Earnings (loss) per common share - diluted	$0.11	$0.13	$(0.05)	$0.11

	2016
	March 31	June 30	September 30	December 31
	(In thousands, except for per share results)
Interest income	$150,831	$146,934	$143,573	$143,954
Net interest income	124,648	120,228	118,178	121,064
Provision for loan and lease losses	21,053	20,986	21,503	23,191
Net income (loss)	23,344	21,953	24,074	23,858
Net income (loss) attributable to common
stockholders - basic	23,344	21,953	24,074	23,635
Net income (loss) attributable to common
stockholders - diluted	23,344	21,953	24,074	23,635
Earnings (loss) per common share - basic	$0.11	$0.10	$0.11	$0.11
Earnings (loss) per common share - diluted	$0.11	$0.10	$0.11	$0.11

Some infrequent transactions that significantly affected quarterly periods include:

Fourth quarter of 2017: (i) a $6.8 million pre-tax charge related to Hurricanes Irma and Maria, which includes the following items: a $4.8 million charge to increase the storm-related allowance for loan and lease losses and approximately $1.9 million of non-interest expenses associated with insurance deductibles related to damages assessed on certain OREO properties and estimated storm-related costs not recoverable under insurance policies; and (ii) expected insurance recoveries of $0.2 million for rental costs that the Corporation incurred when Hurricanes Irma and Maria precluded the utilization of certain facilities during the fourth quarter of 2017.

Third quarter of 2017: (i) a $67.1 million pre-tax charge related to Hurricanes Irma and Maria, which includes the following items: a $66.5 million charge to establish a storm-related allowance for loan and lease losses and approximately $0.6 million of non-interest expenses associated with storm relief efforts and assistance to employees; (ii) expected insurance recoveries of $1.7 million for compensation and rental costs that the Corporation incurred when Hurricanes Irma and Maria precluded employees from working during September 2017; (iii) a $1.4 million gain on the repurchase and cancellation of $7.3 million in trust-preferred securities; and (iv) costs of $0.1 million associated with a secondary offering of the Corporation’s common stock by certain of the Corporation’s existing stockholders.

Second quarter of 2017 included the $0.4 million partial recovery of previously recorded OTTI charges on non-performing bonds of the GDB and the Puerto Rico Public Buildings Authority sold in the second quarter.

First quarter of 2017: (i) a $0.6 million pre-tax charge to the provision for loan and lease losses related to the sale of the Corporation’s participation in the PREPA credit line; (ii) OTTI charges of $12.2 million on bonds of the GDB and the Puerto Rico Public Buildings Authority; and (iii) costs of $0.3 million associated with another secondary offering of the Corporation’s common stock by certain of the Corporation’s existing stockholders.

Fourth quarter of 2016: (i) a $1.8 million pre-tax charge to the provision for loan and lease losses related to the sale of the $16.3 million pool of non-performing assets; (ii) a pre-tax gain of $1.5 million from recovery of a residual CMO previously written off once the trust was liquidated; (iii) brokerage and insurance pre-tax commissions of $1.7 million, net of incentive costs; primarily from the sale of large fixed annuities contracts; and (iv) a pre-tax adjustment of $2.7 million to reduce the credit card rewards program liability due to the expiration of reward points earned by customers up to September 2013 (the conversion date of the credit card portfolio acquired from FIA in May 2012).

Third quarter of 2016 included a pre-tax gain of $6.1 million on sales of $198.7 million of U.S. agency MBS.

First quarter of 2016: (i) OTTI charges on debt securities, primarily on Puerto Rico government debt securities, of $6.7 million; and (ii) a gain of $4.2 million on the repurchase and cancellation of $10 million in trust-preferred securities. These transactions had no effect on the income tax expense in 2016.

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

In addition, in 2017, First BanCorp’s Chief Executive Officer provided to the NYSE his annual certification, as required for all NYSE listed companies, that he was not aware of any violation by the Corporation of the NYSE corporate governance listing standards.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The information required herein is incorporated by reference to the information included under the sub caption “Interest Rate Risk Management” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in this Form 10-K.

Item 8. Financial Statements and Supplementary Data

FIRST BANCORP.

REPORT OF INDEPENDENT RESGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

First BanCorp.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of financial condition of First BanCorp.  and subsidiaries (the Corporation) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, cash flows, and changes in stockholders’ equity for each of the years in the three‑year period ended December 31, 2017, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Corporation as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Corporation’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 15, 2018 expressed an adverse opinion on the effectiveness of the Corporation’s internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Corporation in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Corporation’s auditor since 2012.

/s/    KPMG LLP

San Juan, Puerto Rico

March 15, 2018

Stamp No. E304104 of the Puerto Rico

Society of Certified Public Accountants

was affixed to the record copy of this report.

Management’s Report on Internal Control over Financial Reporting

To the Stockholders and Board of Directors of First BanCorp.:

The management of First BanCorp. (the “Corporation”) is responsible for establishing and maintaining effective internal control over financial reporting. The Corporation’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of reliable financial statements for external purposes in accordance with U.S. generally accepted accounting principles (“GAAP”). The Corporation’s internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Corporation; (2) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Corporation are being made only in accordance with authorizations of management and directors of the Corporation; and (3) provide reasonable assurance regarding prevention, or timely detection and correction of unauthorized acquisition, use, or disposition of the Corporation’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, including the possibility of collusion or improper management override of controls, internal control over financial reporting may not prevent, or detect and correct every misstatement due to error or fraud on a timely basis. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2017 based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control--Integrated Framework (2013). Based on that assessment, management determined that the Corporation’s internal control over financial reporting was not effective as of December 31, 2017 because of a material weakness in our internal controls relating to management’s review and approval of the appropriateness of certain assumptions used to estimate the allowance for loan losses for commercial loans. Specifically, management’s estimate did not incorporate the actual historical loss rate for loans classified substandard in the commercial loan portfolios, that  instead was determined based on a blended loss rate using aggregate historical charge-offs and portfolio balance data for loans rated as special mention, substandard, and doubtful. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The control deficiency did not result in an adjustment to the Corporation’s financial statements.

The effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2017 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their accompanying report dated March 15, 2018.

Remediation Plan

Management is committed to timely remediating the identified deficiency, with appropriate oversight from the Corporation’s Audit Committee. The remediation will supplement the Corporation’s current process for determining the adequacy of the allowance for loan losses for commercial loans, a process which, among other things, has historically used blended loss rates based upon aggregated historical charge-offs and portfolio balance data for loans rated special mention, substandard and doubtful.  The current process includes the use of various supplemental procedures to evaluate the adequacy of the allowance for loan losses, including the reserve related to the commercial loans rated substandard, such as quarterly back-testing exercises to validate the sufficiency of reserves to cover losses under an uncertain economic scenario, comparison of actual losses to established reserves, annual internal and independent comprehensive reviews of material loan relationships, incorporation of qualitative adjustments to capture emerging and inherent risks, independent reviews of the methodology, and benchmark analyses, among others.

The Corporation has begun implementing a remediation plan to address this control deficiency, which includes the following:

•          Implementing a revised procedure to determine the historical loss rates to be applied to the different commercial loans regulatory-based credit risk categories (i.e., pass, special mention, substandard and doubtful).

•          Implementing a quarterly sensitivity analysis using actual historical loss rates for loans risk-rated pass, special mention and substandard to compare the results of such sensitivity to the calculated reserves under the revised procedure, and establishing sensitivity thresholds that could trigger further reviews and/or adjustments prior to reaching a conclusion as to the adequacy of the allowance for loan losses for the Corporation’s commercial portfolio.

•          Engaging an independent third party to assess the allowance framework and the appropriateness of the assumptions used in the analysis.

We currently plan to have our enhanced review procedures and documentation standards in place and operating prior to the end of the first quarter of 2018. We expect that we will complete our testing of the adequacy of these enhanced procedures and documentation standards and the third party reassessment during 2018.

                                                                                                     First BanCorp.

   /s/  Aurelio Alemán

   Aurelio Alemán

   President and Chief Executive Officer

   Date: March 15, 2018

   /s/  Orlando Berges

   Orlando Berges

   Executive Vice President

   and Chief Financial Officer

   Date: March 15, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

First Bancorp.:

Opinion on Internal Control Over Financial Reporting

We have audited First BanCorp.’s and subsidiaries’ (the Corporation) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weakness, described below, on the achievement of the objectives of the control criteria, the Corporation has not maintained effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial condition of the Corporation as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, cash flows, and changes in stockholders’ equity for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the consolidated financial statements), and our report dated March 15, 2018 expressed an unqualified opinion on those consolidated financial statements.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness related to management’s review and approval of the appropriateness of certain assumptions used to estimate the allowance for loan losses for commercial loans has been identified and included in management’s assessment. The material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2017 consolidated financial statements, and this report does not affect our report on those consolidated financial statements.

Basis for Opinion

The Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Corporation in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

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

Disclaimer on Additional Information in Management’s Report on Internal Control Over Financial Reporting

We do not express an opinion or any other form of assurance on management’s statements, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, referring to a remediation plan relative to the aforementioned material weakness in internal control over financial reporting.

/s/    KPMG LLP

San Juan, Puerto Rico

March 15, 2018

Stamp No. E304105 of the Puerto Rico

Society of Certified Public Accountants

was affixed to the record copy of this report.

FIRST BANCORP.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31, 2017	December 31, 2016
	(In thousands, except for share information)
ASSETS

Cash and due from banks	$705,980	$289,591

Money market investments:
Time deposits with other financial institutions	3,126	2,800
Other short-term investments	7,289	7,294
Total money market investments	10,415	10,094

Investment securities available for sale, at fair value:
Securities pledged that can be repledged	350,123	339,390
Other investment securities	1,540,893	1,542,530
Total investment securities available for sale	1,891,016	1,881,920

Investment securities held to maturity, at amortized cost:
Securities pledged that can be repledged	-	-
Other investment securities	150,627	156,190
Total investment securities held to maturity, fair value of $131,032 (2016- $132,759)	150,627	156,190

Other equity securities	43,119	42,992

Loans, net of allowance for loan and lease losses of $231,843
(2016 - $205,603)	8,618,633	8,681,270
Loans held for sale, at lower of cost or market	32,980	50,006
Total loans, net	8,651,613	8,731,276

Premises and equipment, net	141,895	150,828
Other real estate owned	147,940	137,681
Accrued interest receivable on loans and investments	57,172	45,453
Other assets	461,491	476,430
Total assets	$12,261,268	$11,922,455

LIABILITIES

Non-interest-bearing deposits	$1,833,665	$1,484,155
Interest-bearing deposits	7,188,966	7,347,050
Total deposits	9,022,631	8,831,205

Securities sold under agreements to repurchase	300,000	300,000
Advances from the Federal Home Loan Bank (FHLB)	715,000	670,000
Other borrowings	208,635	216,187
Accounts payable and other liabilities	145,905	118,820
Total liabilities	10,392,171	10,136,212

STOCKHOLDERS' EQUITY
Preferred stock, authorized, 50,000,000 shares:
Non-cumulative Perpetual Monthly Income Preferred Stock: issued
22,004,000 shares; outstanding 1,444,146 shares;
aggregate liquidation value of $36,104	36,104	36,104
Common stock, $0.10 par value, authorized, 2,000,000,000 shares; issued,
220,382,343 shares (2016 - 218,700,394 shares issued)	22,038	21,870
Less: Treasury stock (at par value)	(410)	(125)
Common stock outstanding, 216,278,040 shares outstanding
(2016 - 217,446,205 shares outstanding)	21,628	21,745
Additional paid-in capital	936,772	931,856
Retained earnings, includes legal surplus reserve of $59,693 (2016 - $52,436)	895,208	830,928
Accumulated other comprehensive loss, net of tax of $7,752	(20,615)	(34,390)
Total stockholders' equity	1,869,097	1,786,243
Total liabilities and stockholders' equity	$12,261,268	$11,922,455

The accompanying notes are an integral part of these statements.

FIRST BANCORP.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2017	2016	2015
	(In thousands, except per share information)

Interest and dividend income:
Loans	$532,684	$531,022	$548,571
Investment securities	51,125	50,905	54,850
Money market investments	4,614	3,365	2,148
Total interest income	588,423	585,292	605,569

Interest expense:
Deposits	66,537	67,302	69,250
Securities sold under agreements to repurchase	10,911	20,203	22,431
Advances from FHLB	11,140	5,964	4,171
Other borrowings	8,284	7,705	7,451
Total interest expense	96,872	101,174	103,303
Net interest income	491,551	484,118	502,266
Provision for loan and lease losses	144,254	86,733	172,045
Net interest income after provision for loan and lease losses	347,297	397,385	330,221

Non-interest income:
Service charges and fees on deposit accounts	22,314	22,965	20,330
Mortgage banking activities	13,491	20,435	17,217
Net gain on sale of investments	371	6,104	-
Gain from recovery of investments previously written off	-	1,547	-
Other-than-temporary impairment (OTTI) losses on available-for-sale debt securities:
Total other-than-temporary impairment losses	(12,231)	(1,845)	(35,806)
Portion of other-than-temporary impairment recognized
in other comprehensive income (OCI)	-	(4,842)	19,289
Net impairment losses on available-for-sale debt securities	(12,231)	(6,687)	(16,517)
Gain on early extinguishment of debt	1,391	4,217	-
Insurance commission income	8,197	8,473	7,058
Bargain purchase gain	-	-	13,443
Gain on sale of merchant contracts	-	-	7,000
Other non-interest income	28,854	30,900	32,794
Total non-interest income	62,387	87,954	81,325

Non-interest expenses:
Employees' compensation and benefits	151,845	151,493	150,059
Occupancy and equipment	56,659	55,159	59,295
Business promotion	12,485	11,419	15,234
Professional fees	45,929	44,137	55,632
Taxes, other than income taxes	14,550	15,139	12,669
Insurance and supervisory fees	18,534	24,920	29,021
Net loss on other real estate owned (OREO) and OREO operations	10,997	11,533	15,788
Credit and debit card processing expenses	13,212	13,635	16,177
Communications	6,148	6,759	7,726
Other non-interest expenses	17,342	20,886	22,229
Total non-interest expenses	347,701	355,080	383,830

Income before income taxes	61,983	130,259	27,716

Income tax benefit (expense)	4,973	(37,030)	(6,419)

Net income	$66,956	$93,229	$21,297

Net income attributable to common stockholders	$64,280	$93,006	$21,297

Net income per common share:

Basic	$0.30	$0.44	$0.10
Diluted	$0.30	$0.43	$0.10

Dividends declared per common share	$-	$-	$-

The accompanying notes are an integral part of these statements.

FIRST BANCORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,

	2017	2016	2015
	(In thousands)

Net income	$66,956	$93,229	$21,297

Available-for-sale debt securities on which an other-than-
temporary impairment has been recognized:
Unrealized (loss) gain on debt securities on which an
other-than-temporary impairment has been recognized	(896)	550	(16,841)
Reduction of non-credit OTTI component on securities sold	5,678	-	-
Reclassification adjustments for net gain included in net income	(371)	-	-
Reclassification adjustment for other-than-temporary
impairment on debt securities included in net income	12,231	6,687	16,517

All other unrealized gains and losses on available-for-sale securities:
Reclassification adjustments for net gain included in
net income	-	(6,104)	-
All other unrealized holding losses on available-for-sale securities arising
during the year	(2,867)	(7,774)	(9,074)

Other comprehensive income (loss) for the year	13,775	(6,641)	(9,398)
Total comprehensive income	$80,731	$86,588	$11,899

The accompanying notes are an integral part of these statements.

FIRST BANCORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2017	2016	2015

	(In thousands)
Cash flows from operating activities:
Net income	$66,956	$93,229	$21,297
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,424	17,649	21,060
Amortization of intangible assets	4,403	4,896	5,143
Provision for loan and lease losses	144,254	86,733	172,045
Deferred income tax (benefit) expense	(13,152)	23,879	80
Stock-based compensation	7,296	6,876	6,037
Gain on sales of investments	(371)	(6,104)	-
Bargain purchase gain	-	-	(13,443)
Gain on sale of merchant contracts	-	-	(7,000)
Other-than-temporary impairments on debt securities	12,231	6,687	16,517
Gain from recovery of investments previously written off	-	(1,547)	-
Gain on early extinguishment of debt	(1,391)	(4,217)	-
Unrealized (gain) loss on derivative instruments	(187)	78	(164)
Net gain on sales of premises and equipment and other assets	(149)	(700)	(64)
Impairment of fixed assets	640	-	-
Net gain on sales of loans	(6,291)	(10,273)	(7,379)
Net amortization/accretion of premiums, discounts, and deferred loan fees and costs	(8,757)	(8,819)	(6,229)
Originations and purchases of loans held for sale	(316,258)	(488,833)	(428,348)
Sales and repayments of loans held for sale	329,554	493,821	436,461
Loans held for sale valuation adjustment	-	-	(191)
Amortization of broker placement fees	1,900	2,881	4,563
Net amortization/accretion of premiums and discounts on investment securities	2,764	6,890	7,046
(Increase) decrease in accrued interest receivable	(12,755)	2,934	1,703
Increase (decrease) increase in accrued interest payable	1,390	(29,200)	6,241
(Increase) decrease in other assets	(202)	17,716	20,625
Increase (decrease) in other liabilities	7,665	(15,144)	5,891
Net cash provided by operating activities	235,964	199,432	261,891

Cash flows from investing activities:
Principal collected on loans	2,504,629	2,830,830	2,969,616
Loans originated and purchased	(2,655,401)	(2,813,253)	(2,959,871)
Proceeds from sales of loans held for investment	53,245	31,852	107,702
Proceeds from sales of repossessed assets	35,239	56,369	61,808
Proceeds from sales of available-for-sale securities	23,408	219,780	-
Purchases of available-for-sale securities	(265,415)	(619,636)	(250,585)
Proceeds from principal repayments and maturities of available-for-sale securities	232,977	390,286	296,950
Purchases of held-to-maturity investment securities	-	-	(4,530)
Proceeds from principal repayments and maturities of held-to-maturity securities	5,563	5,293	5,068
Proceeds from recovery of investments previously written off	-	1,547	-
Proceeds from sale of merchant contracts	-	-	10,000
Additions to premises and equipment	(9,417)	(10,370)	(12,456)
Proceeds from sales of premises and equipment and other assets	2,043	2,279	4,035
Net purchases/sales of other equity securities	(127)	(10,823)	(6,417)
Net cash received from acquisition	-	-	217,659
Net cash outflows from purchase/sale of insurance contracts	-	(960)	-
Net cash (used in) provided by investing activities	(73,256)	83,194	438,979
Cash flows from financing activities:
Net increase (decrease) in deposits	220,105	(542,019)	(673,347)
Change in securities sold under agreements to repurchase	-	(400,000)	(200,000)
Net FHLB advances proceeds	45,000	215,000	130,000
Repayment of junior subordinated debentures	(5,930)	(7,025)	-
Repurchase of outstanding common stock	(2,497)	(1,132)	(1,173)
Dividends paid on preferred stock	(2,676)	(223)	-
Net cash provided by (used in) financing activities	254,002	(735,399)	(744,520)
Net increase (decrease) in cash and cash equivalents	416,710	(452,773)	(43,650)
Cash and cash equivalents at beginning of year	299,685	752,458	796,108
Cash and cash equivalents at end of year	$716,395	$299,685	$752,458
Cash and cash equivalents include:
Cash and due from banks	$705,980	$289,591	$532,985
Money market instruments	10,415	10,094	219,473
	$716,395	$299,685	$752,458

The accompanying notes are an integral part of these statements.

FIRST BANCORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Year Ended December 31,

	2017	2016	2015
	(In thousands)
Preferred Stock	$36,104	$36,104	$36,104

Common Stock Outstanding:
Balance at beginning of year	21,745	21,509	21,298
Common stock issued as compensation	58	75	48
Common stock withheld for taxes	(44)	(29)	(22)
Common stock issued in exchange for trust preferred securities	-	-	85
Restricted stock grants	110	193	102
Restricted stock forfeited	(241)	(3)	(2)
Balance at end of year	21,628	21,745	21,509

Additional Paid-In Capital:
Balance at beginning of year	931,856	926,348	916,067
Stock-based compensation	7,296	6,876	6,037
Common stock withheld for taxes	(2,453)	(1,103)	(1,151)
Common stock issued in exchange for trust preferred securities	-	-	5,543
Restricted stock grants	(110)	(193)	(102)
Common stock issued as compensation	(58)	(75)	(48)
Restricted stock forfeited	241	3	2
Balance at end of year	936,772	931,856	926,348

Retained Earnings:
Balance at beginning of year	830,928	737,922	716,625
Net income	66,956	93,229	21,297
Dividends on preferred stock	(2,676)	(223)	-
Balance at end of year	895,208	830,928	737,922

Accumulated Other Comprehensive Income (Loss), net of tax:
Balance at beginning of year	(34,390)	(27,749)	(18,351)
Other comprehensive income (loss), net of tax	13,775	(6,641)	(9,398)
Balance at end of year	(20,615)	(34,390)	(27,749)

Total stockholders' equity	$1,869,097	$1,786,243	$1,694,134

The accompanying notes are an integral part of these statements.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1  –  NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The following is a description of First BanCorp.’s (“First BanCorp.” or “the Corporation”) most significant policies:

Nature of business

First BanCorp. is a publicly owned, Puerto Rico-chartered financial holding company that is subject to regulation, supervision, and examination by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”).  The Corporation is a full service provider of financial services and products with operations in Puerto Rico, the United States, the U.S. Virgin Islands (“USVI”), and the British Virgin Islands (“BVI”).

The Corporation provides a wide range of financial services for retail, commercial, and institutional clients.  As of December 31, 2017, the Corporation controlled two wholly-owned subsidiaries: FirstBank Puerto Rico (“FirstBank” or the “Bank”), and FirstBank Insurance Agency, Inc. (“FirstBank Insurance Agency”).  FirstBank is a Puerto Rico-chartered commercial bank, and FirstBank Insurance Agency is a Puerto Rico-chartered insurance agency. FirstBank is subject to the supervision, examination, and regulation of both the Office of the Commissioner of Financial Institutions of the Commonwealth of Puerto Rico (“OCIF”) and the Federal Deposit Insurance Corporation (the “FDIC”).  Deposits are insured through the FDIC Deposit Insurance Fund.  FirstBank also operates in the state of Florida (USA), subject to regulation and examination by the Florida Office of Financial Regulation and the FDIC, in the USVI, subject to regulation and examination by the United States Virgin Islands Banking Board, and in the BVI, subject to regulation by the British Virgin Islands Financial Services Commission. The Consumer Financial Protection Bureau (“CFPB”) regulates FirstBank’s consumer financial products and services.

FirstBank Insurance Agency is subject to the supervision, examination, and regulation of the Office of the Insurance Commissioner of the Commonwealth of Puerto Rico.

As of December 31, 2017, FirstBank conducts its business through its main office located in San Juan, Puerto Rico, 45 banking branches in Puerto Rico, 11 banking branches in the USVI and the BVI, and 11 banking branches in the state of Florida (USA). As of December 31, 2017, FirstBank has 6 wholly owned subsidiaries with operations in Puerto Rico: First Federal Finance Corp. (d/b/a Money Express La Financiera), a finance company specializing in the origination of small loans with 28 offices in Puerto Rico; First Management of Puerto Rico, a domestic corporation, which holds tax-exempt assets; FirstBank Puerto Rico Securities Corp., a broker-dealer subsidiary engaged in investment banking activities, such as advisory services, capital raising efforts on behalf of clients, and assistance with financial transaction structuring; FirstBank Overseas Corporation, an international banking entity organized under the International Banking Entity Act of Puerto Rico; and two other companies that hold and operate certain other real estate owned (“OREO”) properties.

On February 27, 2015, FirstBank acquired 10 Puerto Rico banking branches of Doral Bank through an alliance with Banco Popular of Puerto Rico (“Popular”), which was the successful lead bidder with the FDIC on the failed Doral Bank, as well as other co-bidders (the “Doral Bank transaction”). This transaction is described in more detail in Note 2 – Business Combination, to the consolidated financial statements.

Principles of consolidation

The consolidated financial statements include the accounts of the Corporation and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Statutory business trusts that are wholly-owned by the Corporation and are issuers of trust-preferred securities, and entities in which the Corporation has a non-controlling interest, are not consolidated in the Corporation’s consolidated financial statements in accordance with authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) for consolidation of variable interest entities (“VIE”). See “Variable Interest Entities” below for further details regarding the Corporation’s accounting policy for these entities.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Reclassifications

During the second quarter of 2016, the Corporation reviewed its historical accounting treatment as loans of its financing arrangements with Puerto Rico municipalities issued in bond form, but underwritten as loans with features that are typically found in commercial loan transactions. This review came as a result of the determination of the Federal Reserve Board that the transactions must be treated for regulatory reporting purposes as investment securities. The Puerto Rico Municipal Finance Act (“the Act”) requires the designation of financing arrangements obtained by municipalities with maturities greater than 8 years as “special obligation bonds” subject to specific provisions under the Act. The Corporation concluded that the impact of accounting for the transaction as held-to-maturity investment securities rather than loans does not have a material effect on previously reported results of operations, financial condition, or cash flows and, accordingly, these financing arrangements have been accounted for and reported as held-to-maturity investment securities and not as loans since the second quarter of 2016. For purposes of comparability, amounts prior to 2016 have been reclassified to conform to the current presentation.

Use of estimates in the preparation of financial statements

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and contingent liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management has made significant estimates in several areas, including the allowance for loan and lease losses, valuations of investment securities, the fair value of assets acquired, including purchased credit-impaired (“PCI”) loans, valuations of residential mortgage servicing rights, valuations of OREO properties, and income taxes, including deferred taxes.

Cash and cash equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from the Federal Reserve Bank of New York (the “New York FED” or “Federal Reserve”) and other depository institutions. The term also includes money market funds and short-term investments with original maturities of three months or less and time deposits with original maturities of twelve months or less. Time deposits considered cash and cash equivalent are highly liquid and readily convertible to cash.

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

Trading — Securities that are bought and held principally for the purpose of selling them in the near term. These securities are carried at fair value, with unrealized gains and losses reported in earnings. As of December 31, 2017 and 2016, the Corporation did not hold investment securities for trading purposes.

Available-for-sale — Securities not classified as held-to-maturity or trading.  These securities are carried at fair value, with unrealized holding gains and losses, net of deferred taxes, reported in other comprehensive income (“OCI”) as a separate component of stockholders’ equity, and do not affect earnings until they are realized or are deemed to be other-than-temporarily impaired. Refer to “Recently issued accounting standards and recently adopted accounting pronouncements – Recognition and Measurement of Financial Assets and Liabilities” below for new accounting guidance with respect to the accounting for equity securities effective beginning on January 1, 2018.

Other equity securities — Equity securities that do not have readily available fair values are classified as other equity securities in the consolidated statements of financial condition. These securities are stated at the lower of cost or realizable value.  This category is principally composed of stock that is owned by the Corporation to comply with Federal Home Loan Bank (“FHLB”) regulatory requirements.  Their realizable value equals their cost.

Premiums and discounts on investment securities are amortized as an adjustment to interest income on investments over the life of the related securities under the interest method.  Net realized gains and losses and valuation adjustments considered other-than-temporary, if any, related to investment securities are determined using the specific identification method and are reported in non-

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

interest income as net gain (loss) on sale of investments and net impairment losses on debt securities, respectively.  Purchases and sales of securities are recognized on a trade-date basis.

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

The impairment analysis of debt securities places special emphasis on the analysis of the cash position of the issuer and its cash and capital generation capacity, which could increase or diminish the issuer’s ability to repay its bond obligations, the length of time and the extent to which the fair value has been less than the amortized cost basis, any adverse change to the credit conditions and liquidity of the issuer, taking into consideration the latest information available about the financial condition of the issuer, credit ratings, the failure of the issuer to make scheduled principal or interest payments, recent legislation and government actions affecting the issuer’s industry, and actions taken by the issuer to deal with the economic climate. The Corporation also takes into consideration changes in the near-term prospects of the underlying collateral of a security, if any, such as changes in default rates, loss severity given default, and significant changes in prepayment assumptions and the level of cash flows generated from the underlying collateral, if any, supporting the principal and interest payments of the debt securities. OTTI must be recognized in earnings if the Corporation has the intent to sell the debt security or it is more likely than not that it will be required to sell the debt security before recovery of its amortized cost basis.  However, even if the Corporation does not expect to sell a debt security, it must evaluate expected cash flows to be received and determine if a credit loss has occurred.  An unrealized loss is generally deemed to be other-than-temporary and a credit loss is deemed to exist if the present value of the expected future cash flows is less than the amortized cost basis of the debt security.  The credit loss component of an OTTI, if any, is recorded as net impairment losses on debt securities in the statements of income, while the remaining portion of the impairment loss is recognized in OCI, net of taxes, and included as a component of stockholders’ equity provided the Corporation does not intend to sell the underlying debt security and it is more likely than not that the Corporation will not have to sell the debt security prior to recovery.  The previous amortized cost basis less the OTTI recognized in earnings is the new amortized cost basis of the investment. The new amortized cost basis is not adjusted for subsequent recoveries in fair value.  However, for debt securities for which OTTI was recognized in earnings, the difference between the new amortized cost basis and the cash flows expected to be collected is accreted as interest income as long as the security is not placed in non-accrual status. Debt securities held by the Corporation at year-end primarily consisted of securities issued by U.S. government-sponsored entities, bonds issued by the Puerto Rico government, and private label mortgage-backed securities (“MBS”). Given the explicit and implicit guarantees provided by the U.S. Federal government, the Corporation believes the credit risk in securities issued by the U.S. government-sponsored entities is low. The Corporation’s OTTI assessment was concentrated on Puerto Rico government debt securities and private label MBS. For further information, including methodology and assumptions used for the discounted cash flow analyses performed on these securities, refer to Note 6 – Investment Securities, to the consolidated financial statements.

The impairment analysis of equity securities is performed and reviewed on an ongoing basis based on the latest financial information and any supporting research report made by a major brokerage firm.  This analysis is very subjective and based on, among other things, relevant financial data such as capitalization, cash flow, liquidity, systematic risk, and debt outstanding of the issuer. Management also considers the issuer’s industry trends, the historical performance of the stock and credit ratings, if applicable, as well as the Corporation’s intent to hold the security for an extended period. If management believes there is a low probability of recovering the book value in a reasonable time frame, it records an impairment by writing the security down to its market value. As previously mentioned, equity securities are monitored on an ongoing basis but special attention is given to those securities that have experienced a decline in fair value for six months or more.  An impairment charge is generally recognized when the fair value of an equity security has remained significantly below cost for a period of 12 consecutive months or more.

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

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

Non-Performing and Past-Due Loans - Loans on which the recognition of interest income has been discontinued are designated as non-performing.  Loans are classified as non-performing when they are 90 days past due for interest and principal, with the exception of residential mortgage loans guaranteed by the Federal Housing Administration (the “FHA”) or the Veterans Administration (the “VA”) and credit cards. It is the Corporation’s policy to report delinquent mortgage loans insured by the FHA or guaranteed by the VA as loans past due 90 days and still accruing as opposed to non-performing loans since the principal repayment is insured. However, the Corporation discontinues the recognition of income for FHA/VA loans when such loans are over 15 months delinquent. As permitted by regulatory guidance issued by the Federal Financial Institutions Examination Council (“FFIEC”), credit card loans are generally charged off in the period in which the account becomes 180 days past due. Credit card loans continue to accrue finance charges and fees until charged off at 180 days. Loans generally may be placed on non-performing status prior to when required by the policies described above when the full and timely collection of interest or principal becomes uncertain (generally based on an assessment of the borrower’s financial condition and the adequacy of collateral, if any). When a loan is placed on non-performing status, any accrued but uncollected interest income is reversed and charged against interest income and amortization of any net deferred fees is suspended. Interest income on non-performing loans is recognized only to the extent it is received in cash. However, when there is doubt regarding the ultimate collectability of loan principal, all cash thereafter received is applied to reduce the carrying value of such loans (i.e., the cost recovery method). Generally, the Corporation returns a loan to accrual status when all delinquent interest and principal becomes current under the terms of the loan agreement, or after a sustained period of repayment performance (6 months) and the loan is well secured and in the process of collection, and full repayment of the remaining contractual principal and interest is expected. PCI loans are not reported as non-performing as these loans were written down to fair value at the acquisition date and the accretable yield is recognized in interest income over the remaining life of the loans. Loans that are past due 30 days or more as to principal or interest are considered delinquent, with the exception of residential mortgage, commercial mortgage, and construction loans, which are considered past due when the borrower is in arrears on two or more monthly payments.

Impaired Loans - A loan is considered impaired when, based upon current information and events, it is probable that the Corporation will be unable to collect all amounts due (including principal and interest) according to the contractual terms of the loan agreement, or the loan has been modified in a Troubled Debt Restructuring (“TDR”). Loans with insignificant delays or insignificant shortfalls in the amounts of payments expected to be collected are not considered to be impaired. The Corporation evaluates individually for impairment those loans in the construction, commercial mortgage, commercial and industrial, and marine financing portfolios with a principal balance of $1 million or more. Loans in the construction, commercial mortgage, and commercial and industrial portfolios that originally met the Corporation’s threshold for impairment evaluation but due to charge-offs or payments are currently below the $1 million threshold and are still 90 days past due, except TDR’s, are accounted for under the Corporation’s general reserve. Although the authoritative accounting guidance for a specific impairment of a loan excludes large groups of smaller balance homogeneous loans that are collectively evaluated for impairment (e.g., mortgage and consumer loans), it specifically requires that loan modifications considered TDRs be analyzed under its provision. The Corporation also evaluates for impairment purposes certain residential mortgage loans and home equity lines of credit with high delinquency and loan to value levels. Held-for-sale loans are not reported as impaired, as these loans are recorded at the lower of cost or fair value.

The Corporation generally measures impairment and the related specific allowance for individually impaired loans based on the difference between the recorded investment of the loan and the present value of the loans’ expected future cash flows, discounted at the effective original interest rate of the loan at the time of modification, or the loan’s observable market price. If the loan is collateral dependent, the Corporation measures impairment based upon the fair value of the underlying collateral, instead of discounted cash flows, regardless of whether foreclosure is probable. Loans are identified as collateral dependent if the repayment is expected to be provided solely by the underlying collateral, through liquidation or operation of the collateral. When the fair value of the collateral is used to measure impairment on an impaired collateral-dependent loan and repayment or satisfaction of the loan is dependent on the sale of the collateral, the fair value of the collateral is adjusted to consider estimated costs to sell. If repayment is dependent only on the operation of the collateral, the fair value of the collateral is not adjusted for estimated costs to sell. If the fair value of the loan is less than the recorded investment, the Corporation recognizes impairment by either a direct write-down or establishing a specific allowance for the loan or by adjusting the specific allowance for the impaired loan. For an impaired loan that is collateral dependent, charge-offs are taken in the period in which the loan, or a portion of the loan, is deemed uncollectible, and any portion of the loan that is not charged off is adversely credit-risk rated at a level no worse than substandard.

A restructuring of a loan constitutes a TDR if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. TDR loans typically result from the Corporation’s loss mitigation activities and the modification of residential mortgage loans in accordance with guidelines similar to those of the U.S. government’s Home Affordable Modification Program, and could include rate reductions to a rate that is below market on the loan,

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

principal forgiveness, term extensions, payment forbearance, refinancing of any past-due amounts, including interest, escrow, and late charges and fees, and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of collateral. Residential mortgage loans for which a binding offer to restructure has been extended are also classified as TDR loans. PCI loans are not classified as TDR loans.

TDR loans are classified as either accrual or nonaccrual. Loans in accrual status may remain in accrual status when their contractual terms have been modified in a TDR if the loans had demonstrated performance prior to the restructuring and payment in full under the restructured terms is expected. Otherwise, a loan on nonaccrual status and restructured as a TDR will remain on nonaccrual status until the borrower demonstrates a sustained period of performance (generally six consecutive months of payments, inclusive of consecutive payments made prior to the modification), and there is evidence that such payments can and are likely to continue as agreed. Refer to Note 9 – Loans Held for Investment,” to the consolidated financial statements for additional qualitative and quantitative information about TDR loans.

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

The evaluation of mortgage and consumer loans for restructurings includes an evaluation of the client’s disposable income and credit report, the value of the property, the loan-to-value relationship, and certain other client-specific factors that have affected the borrower’s ability to make timely principal and interest payments on the loan. In connection with residential and consumer restructurings, a nonperforming loan will be returned to accrual status when current as to principal and interest, under the revised terms, and upon sustained historical repayment performance.

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

With respect to the restructuring of a loan into two new loan notes, or loan splits, generally, Note A of a loan split is restructured under market terms, and Note B is fully charged off.  If Note A is in compliance with the restructured terms in years following the restructuring, Note A will be removed from the TDR classification and will continue to be individually evaluated for impairment. Refer to Note 9 – Loans Held for Investment, to the consolidated financial statements for additional information about loan splits.

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

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

Charge-off of Uncollectible Loans - Net charge-offs consist of the unpaid principal balances of loans held for investment that the Corporation determines are uncollectible, net of recovered amounts. Charge-offs are recorded as a reduction to the allowance for loan and lease losses and subsequent recoveries of previously charged off amounts are credited to the allowance for loan and lease losses. Collateral dependent loans in the construction, commercial mortgage, and commercial and industrial loan portfolios are charged off to their net realizable value (fair value of collateral, less estimated costs to sell) when loans are considered to be uncollectible.  Within the consumer loan portfolio, auto loans and finance leases are reserved once they are 120 days delinquent and are charged off to their estimated net realizable value when the collateral deficiency is deemed uncollectible (i.e., when foreclosure/repossession is probable) or when the loan is 365 days past due.  Within the other consumer loan portfolio, closed-end loans are charged off when payments are 120 days in arrears, except small personal loans. Open-end (revolving credit) consumer loans, including credit card loans, and small personal loans are charged off when payments are 180 days in arrears. On a quarterly basis, residential mortgage loans that are 180 days delinquent and have an original loan-to-value ratio that is higher than 60% are reviewed and charged-off, as needed, to the fair value of the underlying collateral. Generally, all loans may be charged off or written down to the fair value of the collateral prior to the application of the policies described above if a loss-confirming event has occurred. Loss-confirming events include, but are not limited to, bankruptcy (unsecured), continued delinquency, or receipt of an asset valuation indicating a collateral deficiency when the asset is the sole source of repayment. The Corporation does not record charge-offs on PCI loans that are performing in accordance with or better than expectations as of the date of acquisition, as the fair value of these loans already reflects a credit component. The Corporation records charge-offs on PCI loans only if actual losses exceed estimated losses incorporated into the fair value recorded at acquisition and the amount is deemed uncollectible.

Loans held for sale

Loans that the Corporation intends to sell or that the Corporation does not have the ability and intent to hold for the foreseeable future are classified as held-for-sale loans. Loans held for sale are stated at the lower of aggregate cost or fair value.  Generally, the loans held-for-sale portfolio consists of conforming residential mortgage loans that the Corporation intends to sell to the Government National Mortgage Association (“GNMA”) and government-sponsored entities (“GSEs”), such as the Federal National Mortgage Association (“FNMA”) and the Federal Home Loan Mortgage Corporation (“FHLMC”). Generally, residential mortgage loans held

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

for sale are valued on an aggregate portfolio basis and the value is primarily derived from quotations based on the mortgage-backed securities market. The amount by which cost exceeds market value in the aggregate portfolio of loans held for sale, if any, is accounted for as a valuation allowance with changes therein included in the determination of net income and reported as part of mortgage banking activities in the consolidated statements of income. Loan costs and fees are deferred at origination and are recognized in income at the time of sale. The fair value of commercial and construction loans held for sale is primarily derived from external appraisals with changes in the valuation allowance reported as part of other non-interest income in the consolidated statements of income.

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

The Corporation evaluates the need for changes to the allowance by portfolio loan segments and classes of loans within certain of those portfolio segments. The Corporation combines loans with similar credit risk characteristics into the following portfolio segments: commercial mortgage, construction, commercial and industrial, residential mortgage, and consumer loans. Classes are usually disaggregations of the portfolio segments. The classes within the residential mortgage segment are residential mortgages guaranteed by the U.S. government and other residential loans.  The classes within the consumer portfolio are auto, finance lease, and other consumer loans. Other consumer loans mainly include unsecured personal loans, credit cards, home equity lines, lines of credits, and marine financing. The classes within the construction loan portfolio are land loans, construction of commercial projects, and construction of residential projects. The commercial mortgage and commercial and industrial segments are not further segmented into classes. The adequacy of the allowance for loan and lease losses is based on judgments related to the credit quality of each portfolio segment. These judgments consider ongoing evaluations of each portfolio segment, including such factors as the economic risks associated with each loan class, the financial condition of specific borrowers, the geography (Puerto Rico, Florida or the Virgin Islands), the level of delinquent loans, historical loss experience, the value of any collateral and, where applicable, the existence of any guarantees or other documented support.  In addition to the general economic conditions and other factors described above, additional factors considered include the internal risk ratings assigned to loans.  An internal risk rating is assigned to each commercial and construction loan at the time of approval and is subject to subsequent periodic review by the Corporation's senior management. The allowance for loan and lease losses is reviewed on a quarterly basis as part of the Corporation’s continued evaluation of its asset quality.

The allowance for loan and lease losses is increased through a provision for credit losses that is charged to earnings, based on the quarterly evaluation of the factors previously mentioned, and is reduced by charge-offs, net of recoveries.

The allowance for loan and lease losses consists of specific reserves based upon valuations of loans considered to be impaired, including loans modified in a TDR, and general reserves. A specific valuation allowance is established for individual impaired loans in the commercial mortgage, construction, and commercial and industrial portfolios and certain marine financings, residential mortgage loans, and home equity lines of credit, primarily when the collateral value of the loan (if the impaired loan is determined to be collateral dependent) or the present value of the expected future cash flows discounted at the loan’s effective rate is lower than the carrying amount of that loan. The loans within the commercial mortgage, construction, commercial and industrial portfolios, and marine financings with a principal balance of $1 million or more are individually evaluated for impairment. Also, certain residential mortgage loans and home equity lines of credit are individually evaluated for impairment purposes based on their delinquency and loan to value levels. When foreclosure of a collateral dependent loan is probable, the impairment measure is based on the fair value of the collateral.  The fair value of the collateral is generally obtained from appraisals. Updated appraisals are obtained when the

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Corporation determines that loans are impaired and are generally updated annually thereafter according to the Corporation’s appraisal policy. In addition, appraisals and/or appraiser price opinions are also obtained for residential mortgage loans based on specific characteristics such as delinquency levels, age of the appraisal, and loan-to-value ratios.  The excess of the recorded investment in a collateral dependent loan over the resulting fair value of the collateral is charged-off when deemed uncollectible.

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

 The cash flow analysis for each residential mortgage pool is performed at the individual loan level and then aggregated to the pool level in determining the overall expected loss ratio. The model applies risk-adjusted prepayment curves, default curves, and severity curves to each loan in the pool. For loan restructuring pools, the present value of expected future cash flows under the new terms, at the loan’s effective interest rate, is taken into consideration. Additionally, estimates of default risk and prepayments related to loan restructurings are based on, among other things, the historical experience of these loans. Loss severity is affected by the expected house price scenario, which is based in part on recent house price trends. Default curves are used in the model to determine expected delinquency levels. The attributes that are most significant to the probability of default include present collection status (current, delinquent, in bankruptcy, in foreclosure stage), vintage, loan-to-values, and geography (Puerto Rico, Florida or the Virgin Islands).The estimates of the risk-adjusted timing of liquidations and associated costs are used in the model, and are risk-adjusted for the geographic area in which each property is located.

 For commercial loans, historical charge-off rates are calculated by the Corporation on a quarterly basis by tracking cumulative charge-offs experienced over a two-year loss period on loans according to their internal risk rating (referred to as the “base rate” for the quarter). The allowance is calculated using the base rate average of the last 8 quarters. A qualitative factor adjustment is applied to the base rate average utilizing a resulting factor derived from a set of risk-based ratings and weights assigned to credit and economic indicators over a reasonable period applied to a developed expected range of historical losses. This factor may be stressed to reflect other elements not reflected in the historical data underlying the loss estimates, such as the prolonged uncertainty surrounding how the Puerto Rico government might restructure its debt and other unprecedented measures implemented by the Puerto Rico government to deal with its fiscal condition.

During 2017, management established a separate qualitative element of the allowance to estimate inherent losses associated with the effect of Hurricanes Maria and Irma on the Corporation’s loan portfolios in Puerto Rico and Virgin Islands. This qualitative element of the allowance was determined based on the estimated effect that the storms could have on current employment levels (e.g., an unemployment rate that significantly increases from current levels in Puerto Rico based on statistics observed in the aftermath of similar natural disasters in the U.S. mainland like Hurricane Katrina), economic activity in the Corporation’s geographic regions, and the time it could take for the affected regions to return to a more normalized operating environment. Refer to Note 2 – Natural Disasters Affecting First BanCorp. in 2017, to the consolidated financial statements, for additional information about the effect of Hurricanes Maria and Irma in the Corporation’s financial results.

The Corporation’s credit risk modeling framework used to determine the storm-related qualitative estimate is similar to the one used for benchmarking purposes as part of the annual Dodd-Frank Act Stress Testing (“DFAST”) regulatory exercise.  Models were developed following a regression modeling approach in which relationships between portfolio-level loss rates and key economic indicators were derived based on historical behavior.  These models went through an extensive model specification and selection process that resulted in the use of certain variables, such as the unemployment rate and the Puerto Rico Economic Activity Index, which showed the highest predictive power of potential losses in our outstanding loan portfolio.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

For large commercial and construction loan relationships, loan officers performed individual reviews of the effect of the storms on these borrowers’ sources of repayment. These large relationships, that represent 80% of the outstanding balance of the Corporation’s commercial and construction loan portfolio, were analyzed and divided into three storm-affected categories (i.e. Low, Medium and High). Clients categorized as Low had no effect, or relatively insignificant effect, as a result of the storms. Clients in the Medium category had demonstrated that they had sufficient liquidity to satisfy their obligations, but the complexity of the insurance claim process may affect their primary or secondary source of repayment. Finally, clients categorized as High could potentially have problems with their primary or secondary sources of repayment as they have a higher degree of uncertainty with respect to the timing of the insurance claim resolution, and the full reestablishment of their businesses is highly dependent on the timely receipt of insurance proceeds. Reserve levels were then recognized for these particular loans based on this stratification. For loans in the Low category, no additional qualitative storm-related reserve was calculated. For loans in the Medium and High categories, the Corporation stressed the general reserve loss factors applicable to these loans to reflect higher default probabilities not reflected in the historical data.

This review also resulted in downgrades in the credit risk classification of certain loans and their reserves were determined following the methodology applicable to criticized and adversely classified loans, as appropriate.

For commercial and construction loans not individually reviewed, as well as residential and consumer loans, the estimated loss associated with the storms was determined following the above-described qualitative storm-related model with resulting loss factors applied to the overall performing balance of each portfolio.

Refer to Note 10 – Allowance for Loan and Lease Losses, to the consolidated financial statements, for additional information, including the balance of the storm-related allowance for each region and portfolio segment.

Transfers and servicing of financial assets and extinguishment of liabilities

After a transfer of financial assets in a transaction that qualifies for sale accounting, the Corporation derecognizes the financial assets when control has been surrendered, and derecognizes liabilities when they are extinguished.

The transfer of financial assets in which the Corporation surrenders control over the assets is accounted for as a sale to the extent that consideration other than beneficial interests is received in exchange.  The criteria that must be met to determine that the control over transferred assets has been surrendered include: (1) the assets must be isolated from creditors of the transferor; (2) the transferee must obtain the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets; and (3) the transferor cannot maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.  When the Corporation transfers financial assets and the transfer fails any one of the above criteria, the Corporation is prevented from derecognizing the transferred financial assets and the transaction is accounted for as a secured borrowing.

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

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

Once recorded, MSRs are periodically evaluated for impairment. Impairment occurs when the current fair value of the MSRs is less than its carrying value. If MSRs are impaired, the impairment is recognized in current-period earnings and the carrying value of the MSRs is adjusted through a valuation allowance. If the value of the MSRs subsequently increases, the recovery in value is recognized in current period earnings and the carrying value of the MSRs is adjusted through a reduction in the valuation allowance. For purposes of performing the MSR impairment evaluation, the servicing portfolio is stratified on the basis of certain risk characteristics such as region, terms, and coupons. An other-than-temporary impairment analysis is prepared to evaluate whether a loss in the value of the MSRs in a particular stratum, if any, is other than temporary or not. When the recovery of the value is unlikely in the foreseeable future, a write-down of the MSRs in the stratum to its estimated recoverable value is charged to the valuation allowance. As of December 31, 2017, the carrying value of the MSRs amounted to $25.3 million (2016 - $26.2 million).

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

Premises and equipment

Premises and equipment are carried at cost, net of accumulated depreciation and amortization.  Depreciation is provided on the straight-line method over the estimated useful life of each type of asset.  Amortization of leasehold improvements is computed over the terms of the leases (contractual term plus lease renewals that are reasonably assured) or the estimated useful lives of the improvements, whichever is shorter. Costs of maintenance and repairs that do not improve or extend the life of the respective assets are expensed as incurred.  Costs of renewals and betterments are capitalized. When assets are sold or disposed of, their cost and related accumulated depreciation are removed from the accounts and any gain or loss is reflected in earnings as part of other non-interest income in the statements of income. When the asset is no longer used in operations, and the Corporation intends to sell it, the asset is reclassified to other assets held for sale and is reported at the lower of carrying amount or fair value less cost to sell. During 2017, the Corporation identified impairment to several facilities and equipment in areas affected by Hurricanes Irma and Maria. Refer to Note 14 – Premises and Equipment, to the consolidated financial statements, for information about the amount of these impairments and related expected insurance recoveries as well as the presentation of such impairments and expected insurance recoveries in the consolidated financial statements.

The Corporation has operating lease agreements primarily associated with the rental of premises to support the branch network or for general office space.  Certain of these arrangements are noncancelable and provide for rent escalation and renewal options.  Rent expense on noncancelable operating leases with scheduled rent increases is recognized on a straight-line basis over the lease term.

Other real estate owned (OREO)

OREO, which consists of real estate acquired in settlement of loans, is recorded at the lower of cost (carrying value of the loan) or fair value minus estimated costs to sell the real estate acquired. Generally, loans have been written down to their net realizable value prior to foreclosure. Any further reduction to their net realizable value is recorded with a charge to the allowance for loan losses at the time of foreclosure or shorty thereafter. Thereafter, gains or losses resulting from the sale of these properties and losses recognized on the periodic reevaluations of these properties are credited or charged to earnings and are included as part of net loss on OREO operations in the statements of income. The cost of maintaining and operating these properties is expensed as incurred. The Corporation estimates fair values primarily based on appraisals, when available, and the net realizable value is reviewed and updated periodically depending on the type of property involved.

Accounting for acquisitions

The Corporation accounts for acquisitions in accordance with the authoritative guidance for business combinations. Under the guidance for business combinations, the accounting differs depending on whether the acquired set of activities and assets meets the

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

In a business combination, identifiable assets acquired, liabilities assumed and any noncontrolling interest in the acquiree are recorded at fair value as of the acquisition date. Goodwill is recognized as the excess of the acquisition price over the estimated fair value of the net assets acquired. Likewise, if the fair value of the net assets acquired is higher than the acquisition price, a bargain purchase gain is recognized and recorded in non-interest income in the statements of income. The Corporation may retrospectively adjust the initially recorded fair values to reflect new information obtained during the measurement period (not to exceed 12 months) about facts and circumstances that existed as of the acquisition date that, if known, would have affected the acquisition date fair value measurements. There were no acquisitions or mergers completed during the years ended December 31, 2017 and 2016. Refer to Note 3 – Business Combination, to the consolidated financial statements for a detailed description of the acquisition of assets and assumption of liabilities from Doral Bank in 2015.

Goodwill and other intangible assets

Goodwill - The Corporation evaluates goodwill for impairment on an annual basis, generally during the fourth quarter, or more often if events or circumstances indicate there may be an impairment.  The Corporation evaluated goodwill for impairment as of October 1, 2017. Goodwill impairment testing is performed at the segment (or “reporting unit”) level. Goodwill is assigned to reporting units at the date the goodwill is initially recorded.  Once goodwill has been assigned to a reporting unit, it no longer retains its association with a particular acquisition, and all of the activities within a reporting unit, whether acquired or internally generated, are available to support the value of the goodwill.  The Corporation’s goodwill is related to the acquisition of FirstBank Florida in 2005.

The Corporation bypassed the qualitative assessment in 2017 and proceeded directly to perform the first step of the two-step goodwill impairment test. The first step (“Step 1”) involves a comparison of the estimated fair value of the reporting unit to its carrying value, including goodwill.  If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is not considered impaired. If the carrying value exceeds the estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of the impairment.

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

In determining the fair value of a reporting unit, which is based on the nature of the business and the reporting unit’s current and expected financial performance, the Corporation uses a combination of methods, including market price multiples of comparable companies, as well as a discounted cash flow (“DCF”) analysis. The Corporation evaluates the results obtained under each valuation methodology to identify and understand the key value drivers in order to ascertain that the results obtained are reasonable and appropriate under the circumstances.

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

For purposes of the DCF analysis approach, the valuation was based on estimated future cash flows. The financial projections used in the DCF analysis for the reporting unit were based on the most recent available data. The growth assumptions included in these projections were based on management’s expectations of the reporting unit’s financial prospects as well as particular plans for the entity (i.e., restructuring plans). The cost of equity was estimated using the capital asset pricing model using comparable companies, an equity risk premium, the rate of return of a “riskless” asset, a size premium based on the size of the reporting unit, and a company specific premium. The resulting discount rate was analyzed in terms of reasonability given current market conditions.

The Step 1 evaluation of goodwill allocated to the Florida reporting unit, under both valuation approaches (market and DCF) indicated that the fair value of the unit was above the carrying amount of its equity book value as of the valuation date (October 1), which meant that Step 2 was not undertaken. Based on the analysis under both the discounted cash flow and market approaches, the estimated fair value of the reporting unit exceeded the carrying amount of the unit, including goodwill, at the evaluation date.

The Corporation engaged a third-party valuation specialist to assist management in the annual evaluation of the Florida unit’s goodwill as of the October 1, 2017 valuation date. In reaching its conclusion on impairment, management discussed with the specialist the methodologies, assumptions, and results supporting the relevant values for the goodwill and determined that they were reasonable.

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

Goodwill was not impaired as of December 31, 2017 or 2016.

Other Intangibles - Core deposit intangibles are amortized over their estimated lives, generally on a straight-line basis, and are reviewed periodically for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable.

The Corporation performed impairment tests for the years ended December 31, 2017, 2016, and 2015 and determined that no impairment was needed to be recognized for other intangible assets.

In connection with the acquisition of a FirstBank-branded credit card loan portfolio in 2012, the Corporation recognized at acquisition a purchased credit card relationship intangible of $24.5 million ($8.0 million and $10.5 million as of December 31, 2017 and 2016, respectively), which is being amortized on an accelerated basis based on the estimated attrition rate of the purchased credit card accounts, which reflects the pattern in which the economic benefits of the intangible asset are consumed. These benefits are consumed as the revenue stream generated by the cardholder relationship is realized. For further disclosures, refer to Note 15 – Goodwill and other Intangibles, to the consolidated financial statements.

In the first quarter of 2016, FirstBank Insurance Agency acquired certain insurance customer accounts and related customer records and recognized an insurance customer relationship intangible of $1.1 million ($0.8 million and $0.9 million as of December 31, 2017 and 2016, respectively), which is being amortized on a straight-line basis. The list of accounts acquired has a direct relationship to previous mortgage loan portfolio acquisitions from Doral Bank and Doral Financial in 2015 and 2014, respectively.

Securities purchased and sold under agreements to repurchase

Securities purchased under resale agreements and securities sold under repurchase agreements are accounted for as collateralized financing transactions. Generally, these agreements are recorded at the amount at which the securities were purchased or sold. The Corporation monitors the fair value of securities purchased and sold, and obtains collateral from, or returns it to, the counterparties when appropriate. These financing transactions do not create material credit risk given the collateral provided and the related monitoring process.  The Corporation sells and acquires securities under agreements to repurchase or resell the same or similar securities.  Generally, similar securities are securities from the same issuer, with identical form and type, similar maturity, identical contractual interest rates, similar assets as collateral, and the same aggregate unpaid principal amount. The counterparty to certain agreements may have the right to repledge the collateral by contract or custom. Such assets are presented separately in the statements of financial condition as securities pledged to creditors that can be repledged. Repurchase and resale activities may be transacted under legally enforceable master repurchase agreements that give the Corporation, in the event of default by the counterparty, the right to

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

liquidate securities held and to offset receivables and payables with the same counterparty. The Corporation offsets repurchase and resale transactions with the same counterparty on the consolidated statements of financial condition where it has such a legally enforceable master netting agreement and the transactions have the same maturity date.

From time to time, the Corporation modifies repurchase agreements to take advantage of prevailing interest rates. Following applicable GAAP guidance, if the Corporation determines that the debt under the modified terms is substantially different from the original terms, the modification must be accounted for as an extinguishment of debt. Modified terms are considered substantially different if the present value of the cash flows under the terms of the new debt instrument is at least 10% different from the present value of the remaining cash flows under the terms of the original instrument. The new debt instrument will be initially recorded at fair value, and that amount will be used to determine the debt extinguishment gain or loss to be recognized through the statement of income and the effective rate of the new instrument. If the Corporation determines that the debt under the modified terms is not substantially different, then the new effective interest rate is determined based on the carrying amount of the original debt instrument. None of the repurchase agreements modified in the past were considered to be substantially different from the original terms, and, therefore, these modifications were not accounted for as extinguishments of debt.

   Rewards Liability

The Corporation offers products, primarily credit cards, that offer various rewards to reward program members, such as airline tickets, cash, or merchandise, based on account activity. The Corporation generally recognizes the cost of rewards as part of business promotion expenses when the rewards are earned by the customer and, at that time, records the corresponding reward liability. The reward liability is computed based on points earned to date that are expected to be redeemed and the average cost per point redemption. The reward liability is reduced as points are redeemed. In estimating the reward liability, the Corporation considers historical reward redemption behavior, the terms of the current reward program, and the card purchase activity. The reward liability is sensitive to changes in the reward redemption type and redemption rate, which is based on the expectation that the vast majority of all points earned will eventually be redeemed. The reward liability, which is included in other liabilities in the consolidated statements of financial condition, totaled $7.0 million and $7.1 million as of December 31, 2017 and 2016, respectively.

Income taxes

The Corporation uses the asset and liability method for the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Corporation’s financial statements or tax returns.  Deferred income tax assets and liabilities are determined for differences between financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future.  The computation is based on enacted tax laws and rates applicable to periods in which the temporary differences are expected to be recovered or settled.  Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount that is more likely than not to be realized. In making such assessment, significant weight is given to evidence that can be objectively verified, including both positive and negative evidence. The authoritative guidance for accounting for income taxes requires the consideration of all sources of taxable income available to realize the deferred tax asset, including the future reversal of existing temporary differences, tax planning strategies and future taxable income exclusive of the impact of the reversal of temporary differences and carryforwards. In estimating taxes, management assesses the relative merits and risks of the appropriate tax treatment of transactions taking into account statutory, judicial, and regulatory guidance. Refer to Note 27 – Income Taxes, to the consolidated financial statements for additional information.

Under the authoritative accounting guidance, income tax benefits are recognized and measured based on a two-step analysis: 1) a tax position must be more likely than not to be sustained based solely on its technical merits in order to be recognized; and 2) the benefit is measured at the largest dollar amount of that position that is more likely than not to be sustained upon settlement.  The difference between the benefit recognized in accordance with this analysis and the tax benefit claimed on a tax return is referred to as an Unrecognized Tax Benefit (“UTB”).  The Corporation classifies interest and penalties, if any, related to UTBs as components of income tax expense. As of December 31, 2017 and 2016, the Corporation did not have any UTBs recorded on its books.

Treasury stock

The Corporation accounts for treasury stock at par value.  Under this method, the treasury stock account is increased by the par value of each share of common stock reacquired.  Any excess paid per share over the par value is debited to additional paid-in capital for the amount per share that was originally credited.  Any remaining excess is charged to retained earnings.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Stock-based compensation

Compensation cost is recognized in the financial statements for all share-based payment grants. Between 1997 and 2007, the Corporation had a stock option plan (the “1997 stock option plan”) covering eligible employees. On January 21, 2007, the 1997 stock option plan expired and no additional awards could be granted under that plan. All outstanding awards granted under this plan continued in full force and effect thereafter, subject to their original terms.  No awards for shares could be granted under the 1997 stock option plan as of its expiration.   During the first quarter of 2017, all of the remaining outstanding awards granted under the 1997 stock option plan expired.

On April 29, 2008, the Corporation’s stockholders approved the First BanCorp. 2008 Omnibus Incentive Plan, as amended (the “Omnibus Plan”).  The Omnibus Plan provides for equity-based compensation incentives (the “awards”) through the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, cash-based awards and other stock-based awards. The compensation cost for an award, determined based on the estimate of the fair value at the grant date (considering forfeitures and any post-vesting restrictions), is recognized over the period during which an employee or director is required to provide services in exchange for an award, which is the vesting period.

Stock-based compensation accounting guidance requires the Corporation to develop an estimate of the number of share-based awards that will be forfeited due to employee or director turnover. Quarterly changes in the estimated forfeiture rate may have a significant effect on share-based compensation, as the effect of adjusting the rate for all expense amortization is recognized in the period in which the forfeiture estimate is changed.  If the actual forfeiture rate is higher than the estimated forfeiture rate, an adjustment is made to increase the estimated forfeiture rate, which will result in a decrease in the expense recognized in the financial statements.  If the actual forfeiture rate is lower than the estimated forfeiture rate, then an adjustment is made to decrease the estimated forfeiture rate, which will result in an increase in the expense recognized in the financial statements.  When unvested options or shares of restricted stock are forfeited, any compensation expense previously recognized on the forfeited awards is reversed in the period of the forfeiture.  For additional information regarding the Corporation’s equity-based compensation and awards granted, refer to Note 22 – Stock-based Compensation, to the consolidated financial statements.

Comprehensive income

Comprehensive income for First BanCorp. includes net income and the unrealized gain (loss) on available-for-sale securities, net of estimated tax effects.

Segment Information

The Corporation reports financial and descriptive information about its reportable segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by management in deciding how to allocate resources and in assessing performance.  The Corporation’s management determined that the segregation that best fulfills the segment definition described above is by lines of business for its operations in Puerto Rico, the Corporation’s principal market, and by geographic areas for its operations outside of Puerto Rico. As of December 31, 2017, the Corporation had six operating segments that are all reportable segments: Commercial and Corporate Banking; Mortgage Banking; Consumer (Retail) Banking; Treasury and Investments; United States Operations; and Virgin Islands Operations. Refer to Note 34 – Segment Information, to the consolidated financial statements for additional information.

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

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

 Under the fair value accounting guidance, an entity has the irrevocable option to elect, on a contract-by-contract basis, to measure certain financial assets and liabilities at fair value at the inception of the contract and, thereafter, to reflect any changes in fair value in current earnings. The Corporation did not make any fair value option election as of December 31, 2017 or 2016. See Note 29 – Fair Value, to the consolidated financial statements for additional information.

Income recognition— Insurance agency

Commission revenue is recognized as of the effective date of the insurance policy. Additional premiums and rate adjustments are recorded as they occur. The Corporation also receives contingent commissions from insurance companies as additional incentive for achieving specified premium volume goals and/or the loss experience of the insurance placed by the Corporation. Contingent commissions from insurance companies are recognized when determinable, which is generally when such commissions are received or when the amount to be received is reported to the Corporation by the insurance company. An allowance is created for expected adjustments to commissions earned relating to policy cancellations. Please refer to “Recently issued accounting standards and recently adopted accounting pronouncements – Revenue Recognition” below for additional information about the Corporation’s evaluation of insurance commissions for purposes of the implementation of the new revenue recognition accounting guidelines effective since January 1, 2018.

Advertising costs

Advertising costs for all reporting periods are expensed as incurred.

Earnings per common share

Earnings per share-basic is calculated by dividing net income attributable to common stockholders by the weighted-average number of common shares issued and outstanding. Net income attributable to common stockholders represents net income adjusted for any preferred stock dividends, including any dividends declared, and any cumulative dividends related to the current dividend period that have not been declared as of the end of the period. Basic weighted-average common shares outstanding excludes unvested shares of restricted stock that do not contain non-forfeitable dividend rights. The computation of diluted earnings per share is similar to the computation of basic earnings per share except that the number of weighted-average common shares is increased to include the number of additional common shares that would have been outstanding if the dilutive common shares had been issued, referred to as potential common shares.

Potential dilutive common shares consist of common stock issuable upon the assumed exercise of stock options, unvested shares of restricted stock that do not contain non-forfeitable dividend rights, and outstanding warrants using the treasury stock method.  This method assumes that the potential dilutive common shares are issued and outstanding and the proceeds from the exercise, in addition to the amount of compensation cost attributable to future services, are used to purchase common stock at the exercise date.  The difference between the numbers of potential dilutive shares issued and the shares purchased is added as incremental shares to the actual number of shares outstanding to compute diluted earnings per share.  Stock options, unvested shares of restricted stock that do not contain non-forfeitable dividend rights, and outstanding warrants that result in lower potential shares issued than shares purchased under the treasury stock method are not included in the computation of dilutive earnings per share since their inclusion would have an antidilutive effect on earnings per share.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Recently issued accounting standards and recently adopted accounting pronouncements

The FASB has issued the following accounting pronouncements and guidance relevant to the Corporation’s operations:

Revenue Recognition

In May 2014, the FASB updated the Accounting Standards Codification (the “Codification” or the “ASC”) to create a new, principles-based revenue recognition framework. The Update is the culmination of efforts by the FASB and the International Accounting Standards Board to develop a common revenue standard for GAAP and International Financial Reporting Standards. The core principal of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance describes a 5-step process that entities can apply to achieve the core principle of revenue recognition and requires disclosures sufficient to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers and the significant judgments used in determining that information. The new framework is effective for public business entities, with certain exceptions provided recently by the SEC staff, for annual periods beginning after December 15, 2017, including interim periods within those reporting periods, as a result of the FASB’s amendment to the standard to defer the effective date by one year.  Early adoption was permitted for interim periods beginning after December 15, 2016.

The Corporation will adopt the guidance on January 1, 2018 using a modified retrospective method.  Due to materiality considerations, the Corporation does not expect to record an adjustment to opening retained earnings.  Management does not expect a material change in the timing or measurement of revenues and the overall impact to net income on an ongoing basis is expected to be immaterial.  While the guidance requires the evaluation of various revenue streams, the Update is not applicable to financial instruments and, therefore, does not impact a majority of the Corporation’s revenues, including net interest income and gain on sale of loans. The Corporation also concluded that its credit cardholder fees with the related rewards program and mortgage servicing fees are out of scope of the new standard.

The Corporation has identified service charges on deposits and related cash management services, insurance commissions, merchant-related income, and cards interchange income as its most significant revenue streams within the scope of the standard.  For the revenue streams that were found in scope, management reviewed in detail its most significant contracts with corresponding customers. The contracts reviewed led management to conclude that the adoption of the standard did not impact the Corporation’s accounting for the revenue generated from service charges on deposits and related cash management services.  These depository arrangements are considered day-to-day contracts that do not extend beyond the services performed, as customers have the right to terminate these contracts with no penalty or, if any, nonsubstantive penalties. As a consequence, the income recognition under the standard is not different from the Corporation’s current practice.

For insurance commissions, which include regular and contingent commissions paid to the Corporation’s insurance agency, the Corporation concluded that the agreements contain a performance obligation related to the sale/issuance of the policy and a post-issuance support performance obligation for which the revenue recognition pattern will be different under the new standard.  The difference would be limited to the portion of the transaction price that is allocated to post-issuance support performance obligations and the revenue recognized over time for such performance obligations. Differences in the timing and amounts of the revenue were analyzed and management concluded that such differences are not expected to be material on an ongoing basis. In addition, contingent commission income was found to be constrained, as defined under the new standard, until payments are received, which is consistent with the Corporation’s current practice.

For merchant-related income, which evaluation included the consideration of a 2015 sale of merchant contracts that included sales of point of sale (“POS”) terminals and entry into a marketing alliance under a revenue-sharing agreement, the Corporation concluded that control of the POS terminals and merchant contracts was transferred to the customer at the contract’s inception. With respect to the related revenue-sharing agreement, the Corporation satisfies the marketing alliance performance obligation over the life of the contract and the associated transaction price is recognized as the entity performs and any constraints over the variable consideration are resolved. Management does not expect a material change in the timing or measurement of revenues and the overall impact on an ongoing basis is expected to be immaterial.

For the cards interchange income revenue stream, the Corporation concluded that the timing of revenue recognition would be when the card holder presents the card for payment and transactions are authorized. As a consequence, the income recognition is unchanged from the Corporation’s timing of when will be recognized.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The Corporation also evaluated non-periodic transactions, such as sales of OREO properties that typically occur at a point in time, and management does not expect a material change on an ongoing basis in the timing or measurement of revenues from these transactions.  The Corporation continues to evaluate the effect of changes in disclosures required by this guidance, however, due to the short duration of contracts, the non-existent or immaterial remaining performance obligations, and the absence of significant judgment that would affect the timing and amounts of the revenue streams described above, most of the disclosure requirements would not apply.  In addition, management believes that disclosure requirements related to disaggregation of revenues into categories related to the impact of economic factors on the nature, amount, timing and uncertainty of the Corporation’s revenue and cash flows are substantially aligned with the current disclosures required for the Corporation’s reportable segments.  Refer to Note 34 – Segment information, to the consolidated financial statements for information about revenues attributable to each region and reportable segment, which reflects that more than 80% of the Corporation’s revenues are derived from activities in Puerto Rico and more than 85% consist of net interest income and revenues not derived from contracts with customers.  Based on the above discussion, the Corporation does not expect any material impact on the Corporation’s consolidated financial statements results and required disclosures for the first quarter of 2018.

Recognition and Measurement of Financial Assets and Liabilities

In January 2016, the FASB updated the Codification to require an entity to: (i) measure equity investments at fair value through net income, with certain exceptions, thus, eliminating eligibility for the current available-for-sale category; (ii) present in OCI the changes in instrument-specific credit risk for financial liabilities measured using the fair value option; (iii) present financial assets and financial liabilities by measurement category and form of financial asset; (iv) calculate the fair value of financial instruments for disclosure purposes based on an exit price; and (v) assess a valuation allowance on deferred tax assets related to unrealized losses of available-for-sale debt securities in combination with other deferred tax assets. The guidance provides an election to subsequently measure certain nonmarketable equity investments at cost less any impairment, adjusted for certain observable price changes. The guidance also requires a qualitative impairment assessment of such equity investments and amends certain fair value disclosure requirements. For public companies, the guidance is effective for fiscal years beginning after December 15, 2017. Early adoption was only permitted for the provision related to instrument-specific credit risk and the fair value disclosure exemption provided to nonpublic entities. The Corporation adopted the guidance on January 1, 2018, and does not expect any material effect on its consolidated financial statements for the first quarter of 2018.

Lease Accounting

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

Accounting for Stock-Based Compensation

In March 2016, the FASB updated the Codification to simplify certain aspects of the accounting for share-based payment transactions. The main provisions in this Update include: (i) recognition of all tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) as income tax expense or benefit in the income statement; (ii) classification of the excess tax benefit along with other income tax cash flows as an operating activity; (iii) an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur; (iv) a threshold to qualify for equity classification that permits withholding up to the maximum statutory tax rate in the applicable jurisdictions; and (v) classification of cash paid by an employer as a financing activity when the payment results from the withholding of shares for tax withholding purposes. For public business entities, the amendments in this guidance are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Corporation adopted the provisions during the first quarter of 2017 without any material impact on the Corporation’s consolidated financial statements.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Accounting for Financial Instruments – Credit Losses

In June 2016, the FASB updated the Codification to introduce new guidance for the accounting for credit losses on instruments that includes an impairment model (known as the current expected credit loss (“CECL”) model) that is based on expected losses rather than incurred losses. It also modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. The CECL model will apply to: (1) financial assets subject to credit losses and measured at amortized cost and (2) certain off-balance sheet credit exposures. This includes loans, held-to-maturity debt securities, loan commitments, financial guarantees, and net investments in leases, as well as reinsurance and trade receivables. Upon initial recognition of the exposure, the CECL model requires an entity to estimate the credit losses expected over the life of an exposure (or pool of exposures). The estimate of expected credit losses (“ECL”) should consider historical information, current information, and reasonable and supportable forecasts, including estimates of prepayments. Financial instruments with similar risk characteristics should be grouped together when estimating ECL. The guidance does not prescribe a specific method to make the estimate, so its application will require significant judgment.

Generally, upon initial recognition of a financial asset, the estimate of the ECL will be recorded through an allowance for loan and lease losses with an offset to current earnings. Subsequently, the ECL will need to be reassessed each period, and both negative and positive changes to the estimate will be recognized through an adjustment to the allowance for loan and lease losses and earnings.

The guidance amends the current OTTI model for available-for-sale debt securities. The new available-for-sale debt security model will require an estimate of ECL only when the fair value is below the amortized cost of the asset. The length of time the fair value of an available-for-sale debt security has been below the amortized cost will no longer impact the determination of whether a credit loss exists. As such, the new available-for-sale debt security model is not an OTTI model. In addition, credit losses on available-for-sale debt securities will now be limited to the difference between the security’s amortized cost basis and its fair value. The available-for-sale debt security model will also require the use of an allowance to record estimated credit losses (and subsequent recoveries).

The purchased financial assets with credit deterioration (“PCD”) model applies to purchased financial assets (measured at amortized cost or available-for-sale) that have experienced more than insignificant credit deterioration since origination. This represents a change from the scope of what are considered purchased credit-impaired assets under today’s model. In contrast to the accounting for originated or purchased assets that do not qualify as PCD, the initial estimate of expected credit losses for a PCD would be recognized through an allowance for loan and lease losses with an offset to the cost basis of the related financial asset at acquisition (i.e., there is no impact to net income at initial recognition). Subsequently, the accounting will follow the applicable CECL or available-for-sale debt security impairment model with all adjustments of the allowance for loan and lease losses recognized through earnings. Beneficial interests classified as held-to-maturity or available-for-sale will need to apply the PCD model if the beneficial interest meets the definition of PCD or if there is a significant difference between contractual and expected cash flows at initial recognition.

In general, the new guidance will require modified retrospective application to all outstanding instruments, with a cumulative effect adjustment recorded to opening retained earnings as of the beginning of the first period in which the guidance becomes effective. However, prospective application is required for PCD assets previously accounted for under ASC 310-30 and for debt securities for which an OTTI was recognized prior to the date of adoption.

This guidance also expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for loan and lease losses. In addition, public business entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination (i.e., by vintage year).

The guidance will be effective for public business entities that are SEC filers in fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption of the guidance will be permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.

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

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Statement of Cash Flows Presentation - Restricted Cash

In August 2016 and November 2016, the FASB updated the Codification to provide specific guidance on the classification and presentation of certain cash payments and cash receipts, including changes in restricted cash, in the statement of cash flows. This guidance is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. This new accounting guidance will result in some changes in classification in the consolidated statement of cash flows, and will not have any impact on the Corporation’s consolidated financial position or results of operations. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption was permitted. The amendments in this Update should be applied using a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. The Corporation does not expect any material change in the statement of cash flows presentation upon adoption of this guidance in the first quarter of 2018.

Income Tax Impact of Intra-Entity Transfers of Assets

In October 2016, the FASB updated the Codification to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. With this Update, entities are required to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Under current GAAP, the recognition of current and deferred income taxes for an intra-entity asset transfer is prohibited until the assets are sold to an outside party. This Update does not include new disclosure requirements; however, existing disclosure requirements might be applicable when accounting for the current and deferred income taxes for an intra-entity transfer of an asset other than inventory. For example, GAAP requires an entity to disclose a comparison of income tax expense (benefit) with statutory expectations (a rate reconciliation for public entities or a description of the nature of each significant reconciling item for nonpublic entities) and also requires an entity to disclose the types of temporary differences and carryforwards that give rise to a significant portion of deferred income taxes. For public business entities, the amendments in this Update are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. Early adoption was permitted for all entities as of the beginning of an annual reporting period for which financial statements (interim or annual) have not been issued or made available for issuance. The Corporation adopted this guidance in the first quarter of 2018 and does not expect any material impact on its consolidated financial statements for the first quarter of 2018.

Variable Interest Entities – Primary Beneficiary Determination

In October 2016, the FASB updated the Codification to modify the criteria used by a reporting entity when determining if it is the primary beneficiary of a VIE when the entities are under common control and the reporting entity has indirect interests in the VIE through related parties. If the reporting entity meets the first criteria in that it has the power to direct the activities of the VIE that are most significant to its economic performance, it is required to consider all interests held indirectly through related entities on a proportionate basis in determining if it meets the second criterion, the obligation to absorb losses of the VIE, or the right to receive benefits from it that are potentially significant to the VIE. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption was permitted, including adoption in an interim period. The adoption of this guidance in 2017 did not have an impact on the Corporation’s consolidated financial statements.

Clarifying the Definition of a Business

In January 2017, the FASB updated the Codification to clarify the definition of a business with the objective of providing guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Under current GAAP, there are three elements of a business—inputs, processes, and outputs. While an integrated set of assets and activities (collectively referred to as a “set”) that is a business usually has outputs, outputs are not required to be present. In addition, all the inputs and processes that a seller uses in operating a set are not required if market participants can acquire the set and continue to produce outputs, for example, by integrating the acquired set with their own inputs and processes. The amendments in this Update provide a screen to determine when a set is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated. If the screen is not met, the amendments in this Update (1) require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output; and (2) remove the evaluation of whether a market participant could replace missing elements. The amendments provide a framework to assist entities in evaluating whether both an input and a substantive process are present. The framework includes two sets of criteria to consider that depend on whether a set has outputs. Although outputs are not required for a set to be a business, outputs generally are a key element of a business; therefore, the FASB has

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

developed more stringent criteria for sets without outputs.  Public business entities should apply the amendments in this Update to annual periods beginning after December 15, 2017, including interim periods within those periods. The impact of this guidance will depend upon future acquisition and disposal activities of the Corporation.

Subsequent Measurement of Goodwill

In January 2017, the FASB updated the Codification to simplify the subsequent measurement of goodwill by eliminating “Step 2”  from the goodwill impairment test.  In computing the implied fair value of goodwill  under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, under the amendments in this Update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, an entity should consider income tax  effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. This Update also eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that  qualitative test, to perform Step 2 of the goodwill impairment test. Therefore, the  same impairment assessment applies to all reporting units. An entity is required to  disclose the amount of goodwill allocated to each reporting unit with a zero or  negative carrying amount of net assets. Furthermore, entities still have the option to perform the qualitative assessment for a reporting  unit to determine if the quantitative impairment test is necessary. For public business entities, the amendments in this Update are effective for their annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. The impact of this guidance will depend upon the performance of the reporting units and the market conditions impacting the fair value of each reporting unit going forward.

Amortization of Premiums and Discounts of callable debt securities

In March 2017, the FASB updated the Codification to shorten the amortization period for certain purchased callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. With respect to securities held at a discount, the amendments do not require an accounting change; thus, the discount continues to be amortized to maturity. Under current GAAP, premiums and discounts on callable debt securities generally are amortized to the maturity date. An entity must have a large number of similar loans to consider estimates of future principal prepayments when applying the interest method. However, an entity that holds an individual callable debt security at a premium may not amortize that premium to the earliest call date. If that callable debt security is subsequently called, the entity records a loss equal to the unamortized premium. The amendments in this Update more closely align the amortization period of premiums and discounts to expectations incorporated in market pricing on the underlying securities. In most cases, market participants price securities to the call date that produces the worst yield when the coupon is above current market rates (that is, the security is trading at a premium) and price securities to maturity when the coupon is below market rates (that is, the security is trading at a discount) in anticipation that the borrower will act in its economic best interest. As a result, the amendments more closely align interest income recorded on bonds held at a premium or a discount with the economics of the underlying instrument. For public business entities, the amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The adoption of this guidance is not expected to have a material impact on the Corporation’s consolidated statement of financial condition or results of operations. As of December 31, 2017, the Corporation had $4.1 million of callable debt securities held at a premium (unamortized premium of $47 thousand).

Clarifying what Changes Qualify as a Modification of a Shared-Based Payment Award

In May 2017, the FASB updated the codification to reduce the cost and complexity when applying ASC Topic 718 and standardize the practice of applying Topic 718 to financial reporting. Topic 718 prescribes the accounting treatment of a modification in the terms or conditions of a share-based payment award. The guidance clarifies what changes would qualify as a modification. This was done by better defining what does not constitute a modification. In order for a change to a share-based arrangement to not require Topic 718 modification treatment, all of the following must be met: (i) the fair value (or alternative measurement method used) of the modified award equals the fair value (or alternative measurement method used) of the original award immediately before the original award is modified; (ii) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; and (iii) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The current disclosure requirements in Topic 718 apply regardless of whether an entity is required to apply modification accounting under this Update. The amendments in this Update should be applied prospectively to an award modified on or after the adoption date. The amendments in this Update are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted. The Corporation’s Omnibus Plan provides for equity-based compensation incentives through the grant of

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, cash-based awards and other stock-based awards. If any change occurs in the future to awards issued under the Omnibus Plan, the Corporation will evaluate it under this guidance.

Derivatives and Hedging

In August 2017, the FASB updated the Codification to: (i) expand hedge accounting for nonfinancial and financial risk components and amend measurement methodologies to more closely align hedge accounting with a company’s risk management activities; (ii) decrease the complexity of preparing and understanding hedge results by eliminating the separate measurement and reporting of hedge ineffectiveness; (iii) enhance transparency, comparability, and understanding of hedge results through enhanced disclosures and changing the presentation of hedge results to align the effects of the hedging instrument and the hedged item; and (iv) reduce the cost and complexity of applying hedge accounting by simplifying the manner in which assessments of hedge effectiveness may be performed. This Update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The guidance requires companies to apply requirements to existing hedging relationships on the date of adoption, and the effect of the adoption should be reflected as of the beginning of the fiscal year of adoption. As of December 31, 2017, all of the derivatives held by the Corporation were considered economic undesignated hedges. The adoption of this guidance is not expected to have a material impact on the Corporation’s consolidated statement of financial condition or results of operations.

NOTE 2 – NATURAL DISASTERS AFFECTING FIRST BANCORP. IN 2017

Two strong hurricanes affected the Corporation’s service areas during 2017.  Early in September, Hurricane Irma, a Category 5 hurricane, affected the eastern Caribbean islands, including the U.S. Virgin Islands of St. Thomas and St. John and Tortola in the British Virgin Islands and, to a lesser extent, the U.S. Virgin Island of St. Croix and Puerto Rico. After hitting the eastern Caribbean, Hurricane Irma made landfall along Florida’s southwest shoreline.  Two weeks after Hurricane Irma sideswiped Puerto Rico, Hurricane Maria made landfall in the south east corner of Puerto Rico as a Category 4 hurricane and exited on the northern coast at a point between the cities of Arecibo and Barceloneta after battering other islands in the Caribbean, including St. Croix.  These hurricanes caused widespread property damage, flooding, power outages, water and communication services interruptions, and have severely disrupted normal economic activity in all of these regions.

The following summarizes the more significant financial repercussions of these natural disasters for the Corporation and for its major subsidiary, FirstBank.

Credit Quality and Allowance for Loan and Lease Losses

As of the end of the third quarter of 2017, the Corporation established a $66.5 million allowance for loan and lease losses directly related to the initial estimate, based on available information, of inherent losses resulting from the impact of the storms.  During the fourth quarter of 2017, loan officers performed reviews of the storms’ impact on large commercial borrowers, and the results of these reviews were factored into the determination of the allowance for loan and lease losses as of December 31, 2017. The Corporation recorded an incremental provision expense of $4.8 million during the fourth quarter of 2017, primarily related to an increase in estimated losses associated with the effects of the hurricanes on its commercial and construction loans. The storm-related allowance as of December 31, 2017 amounted to $68.5 million (net of a $2.8 million charge off taken on a storm-impacted credit during the fourth quarter of 2017). The Corporation’s approach to estimating the storms’ impact on credit quality is presented in Note 10 – Allowance for Loan and Lease Losses, to the consolidated financial statements.

Interruptions in regular collection efforts caused by Hurricanes Irma and Maria adversely affected the Corporation’s non-performing loan statistics.  Non-performing residential mortgage loans increased in the second half of 2017 by $23.0 million to $178.3 million as of December 31, 2017 and non-performing commercial and construction loans increased in the second half of 2017 by $59.4 million to $294.4 million as of December 31, 2017.  Refer to Note 9 – Loans Held For Investment, to the consolidated financial statements for additional information about early delinquency statistics and payment deferral programs established by the Corporation to assist individuals and businesses affected by the recent hurricanes.

Disaster Response Plan Costs, Casualty Losses and Related Insurance

The Corporation implemented its disaster response plan as these hurricanes approached its service areas.  To operate in disaster response mode, the Corporation incurred expenses for, among other things, buying diesel fuel and generators for electric power, debris removal, security matters, and emergency communications with customers regarding the status of Bank operations.  The disaster

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

response plan costs, combined with payroll and rental costs during the idle time caused by the hurricanes, totaled $6.6 million as of December 31, 2017. Also, certain of the Corporation’s facilities and their contents were damaged by these hurricanes.  The Corporation has recognized asset impairments of approximately $0.6 million as of December 31, 2017.

The Corporation maintains insurance for casualty losses as well as for disaster response costs and certain revenue lost through business interruption. Management believes, that recovery of $4.8 million of the $7.2 million above-mentioned costs and asset impairments identified as of December 31, 2017 is probable.  Accordingly, as of December 31, 2017, a receivable of $4.8 million was included in the consolidated statement of financial condition as part of “Other assets” for the expected recovery. The impairments, recoverable expenses and expected recoveries are included as part of “Other non-interest income” in the statement of income. Non-interest expenses for 2017, reflect approximately $2.5 million of insurance deductibles related to damages assessed on certain OREO properties and estimated storm-related costs not recoverable under insurance policies. Management also believes that there is a possibility that some gains will be recognized with respect to casualty and lost revenue claims in future periods, but this is contingent on reaching agreement on the Corporation’s claims with the insurance carriers.

Liquidity Management

The Corporation experienced rapid accumulation of deposits after the hurricanes. Total deposits as of December 31, 2017, excluding brokered CDs, increased by $361.5 million from September 30, 2017. The most significant increase was in noninterest-bearing demand deposits, which grew 16%, or $247.5 million, during the fourth quarter of 2017. Storm-related factors, such as the effect of the payment deferral programs and disaster relief funds, contributed to this accumulation.  Although management expects the balances accumulated by deposit customers in the storm-affected areas to reduce over time, it is difficult to predict when and to what degree, and there may be some further growth as insurance claims are resolved and additional disaster-recovery funds are distributed. Funds from the deposit build-up were primarily deposited at the Federal Reserve Bank, pending better information on the volatility of these funds.

NOTE 3 – BUSINESS COMBINATION

The Corporation made no acquisitions or any other business combinations during the years ended December 31, 2017 and 2016. On February 27, 2015, FirstBank acquired 10 Puerto Rico branches of Doral Bank, assumed $522.7 million in deposits related to such branches, acquired loans that had an approximate principal balance of $324.8 million, primarily residential mortgage loans, acquired $5.5 million of property, plant and equipment and received $217.7 million of cash, through an alliance with Popular, who was the successful lead bidder with the FDIC on the failed Doral Bank, as well as other co-bidders. This transaction solidified FirstBank as the second largest bank in Puerto Rico, enhanced FirstBank’s presence in geographical areas in Puerto Rico with growth potential for deposits and mortgage originations (two of the main business strategies of FirstBank), and provided a stable source of low-cost deposits.

Under the FDIC’s bidding format, Popular was the lead bidder and party to the purchase and assumption agreement with the FDIC covering all assets and deposits to be acquired by Popular and the co-bidders. Popular entered into back to back purchase assumption agreements with the co-bidders, including FirstBank, for the transferred assets and deposits. There is no loss-share arrangement with the FDIC related to the acquired assets, meaning that FirstBank assumed all losses with respect to such assets, with no financial assistance from the FDIC.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

The application of the acquisition method of accounting resulted in a bargain purchase gain of $13.4 million, which is included in non-interest income in the Corporation’s consolidated statement of income for the year ended December 31, 2015, and a core deposit intangible of $5.8 million ($3.7 million - December 31, 2017; $4.4 million - December 31, 2016). Before the bargain purchase gain recognition, the Corporation reassessed whether all of the assets acquired and liabilities assumed had been appropriately identified, recognized and measured. The net after-tax gain of $8.2  million represents the excess of the estimated fair value of the assets acquired (including cash payments received from the FDIC) over the estimated fair value of the liabilities assumed.

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

Loans – Fair values for loans were based on a discounted cash flow methodology that uses market-driven assumptions such as prepayment rate, default rate, and loss severity on a loan level basis.  The forecasted cash flows were then discounted by yields observed in sales of similar portfolios in Puerto Rico and the continental U.S.

The Corporation evaluated the residential mortgage loans acquired and determined that $227.9 million were non-credit impaired purchased loans, which were accounted for in accordance with the provisions of FASB ASC Topic 310-20, Nonrefundable Fees and Other Costs, and were recorded with a premium of $1.3 million. The remaining approximately $93.3 million of residential mortgage loans were considered purchased credit impaired loans within the provisions of FASB ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, and were recorded with a $13.4 million discount. The Corporation recognizes interest income on these purchased credit impaired loans through accretion of the difference between the fair value of the loans and the expected cash flows.

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

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

NOTE 4 – RESTRICTIONS ON CASH AND DUE FROM BANKS

The Corporation’s bank subsidiary, FirstBank, is required by law to maintain minimum average weekly reserve balances to cover demand deposits.  The amount of those minimum average weekly reserve balances for the period that covered December 31, 2017 was $337.1 million (2016 — $276.2 million). As of December 31, 2017 and 2016, the Bank complied with the requirement.  Cash and due from banks as well as other short-term, highly liquid securities are used to cover the required average reserve balances.

As of December 31, 2017, and as required by the Puerto Rico International Banking Law, the Corporation maintained $300,000 in time deposits, which were considered restricted assets related to FirstBank Overseas Corporation, an international banking entity that is a subsidiary of FirstBank.

NOTE 5 – MONEY MARKET INVESTMENTS

Money market investments are composed of time deposits with other financial institutions with original maturities of twelve months or less and short-term investments with original maturities of three months or less.

Money market investments as of December 31, 2017 and 2016 were as follows:

	2017	2016
(Dollars in thousands)
Time deposits with other financial institutions, weighted-average interest rate of 1.02%
(2016- 0.95%)	$3,126	$2,800
Other short-term investments, weighted-average interest rate of 0.29%
(2016 - weighted-average interest rate of 0.30%)	7,289	7,294
	$10,415	$10,094

As of December 31, 2017 and 2016, the Corporation had no money market investments pledged as collateral.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

NOTE 6 – INVESTMENT SECURITIES

Investment Securities Available for Sale

The amortized cost, non-credit loss component of OTTI recorded in OCI, gross unrealized gains and losses recorded in OCI, approximate fair value, and weighted-average yield of investment securities available for sale by contractual maturities as of December 31, 2017 and 2016 were as follows:

	December 31, 2017
	Amortized cost	Noncredit Loss Component of OTTI Recorded in OCI	Gross		Fair value
			Unrealized			Weighted-
			Gains	Losses		average yield%
(Dollars in thousands)

U.S. Treasury securities:
After 1 to 5 years	$7,458	$-	$-	$57	$7,401	1.29

Obligations of U.S. government-sponsored
agencies:
Due within one year	122,471	-	-	319	122,152	1.06
After 1 to 5 years	309,472	-	28	3,735	305,765	1.42
After 5 to 10 years	133,451	-	117	319	133,249	2.72
After 10 years	40,769	-	1	149	40,621	1.84

Puerto Rico government
obligations:
After 5 to 10 years	4,071	-	47	-	4,118	3.14
After 10 years	3,972	-	-	1,277	2,695	6.97

United States and Puerto
Rico government
obligations	621,664	-	193	5,856	616,001	1.70

Mortgage-backed securities:
FHLMC certificates:
After 5 to 10 years	18,658	-	14	63	18,609	2.14
After 10 years	297,733	-	217	4,853	293,097	2.23
	316,391	-	231	4,916	311,706	2.23
GNMA certificates:
After 1 to 5 years	81	-	1	-	82	3.23
After 5 to 10 years	69,661	-	1,244	-	70,905	3.05
After 10 years	145,067	-	5,910	334	150,643	3.81
	214,809	-	7,155	334	221,630	3.56
FNMA certificates:
After 1 to 5 years	20,831	-	294	109	21,016	2.69
After 5 to 10 years	49,934	-	-	818	49,116	1.83
After 10 years	613,129	-	3,180	6,401	609,908	2.43
	683,894	-	3,474	7,328	680,040	2.39
Collateralized mortgage obligations
guaranteed by the FHLMC
and GNMA:
After 1 to 5 years	5,918	-	14	-	5,932	2.21
After 5 to 10 years	2,556	-	11	-	2,567	2.23
After 10 years	35,331	-	231	-	35,562	2.22
	43,805	-	256	-	44,061	2.22
Other mortgage pass-through
trust certificates:
After 10 years	22,791	5,731	-	-	17,060	2.44

Total mortgage-backed
securities	1,281,690	5,731	11,116	12,578	1,274,497	2.54

Other :
Due within one year	100	-	-	-	100	1.48

Equity securities (1)	424	-	-	6	418	2.11

Total investment securities
available for sale	$1,903,878	$5,731	$11,309	$18,440	$1,891,016	2.27

(1) Equity securities consisted of investment in a Community Reinvestment Act Qualified Investment Fund.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	December 31, 2016
	Amortized cost	Noncredit Loss Component of OTTI Recorded in OCI	Gross		Fair value
			Unrealized			Weighted-
			Gains	Losses		average yield%

(Dollars in thousands)

U.S. Treasury securities:
Due within one year	$7,508	$-	$1	$-	$7,509	0.57

Obligations of U.S. government-sponsored
agencies:
After 1 to 5 years	440,438	-	142	2,912	437,668	1.33
After 5 to 10 years	16,942	-	9	256	16,695	1.91
After 10 years	44,145	-	8	166	43,987	1.12

Puerto Rico government
obligations:
After 1 to 5 years	21,422	12,222	-	-	9,200	-
After 10 years	21,245	2,028	73	1,662	17,628	1.86

United States and Puerto Rico
government obligations	551,700	14,250	233	4,996	532,687	1.29

Mortgage-backed securities:
FHLMC certificates:
After 5 to 10 years	5,908	-	72	-	5,980	2.25
After 10 years	314,906	-	261	5,827	309,340	2.17
	320,814	-	333	5,827	315,320	2.17
GNMA certificates:
After 1 to 5 years	83	-	3	-	86	3.82
After 5 to 10 years	91,744	-	1,635	92	93,287	3.06
After 10 years	123,548	-	9,706	-	133,254	4.36
	215,375	-	11,344	92	226,627	3.81
FNMA certificates:
Due within one year	152	-	2	-	154	4.71
After 1 to 5 years	24,409	-	435	-	24,844	2.18
After 5 to 10 years	17,181	-	-	261	16,920	1.87
After 10 years	690,625	-	4,136	9,406	685,355	2.35
	732,367	-	4,573	9,667	727,273	2.33

Collateralized mortgage
obligations issued or guaranteed
by the FHLMC and GNMA:
After 1 to 5 years	19,851	-	4	31	19,824	1.42
After 10 years	39,120	-	-	132	38,988	1.44
	58,971	-	4	163	58,812	1.43

Other mortgage pass-through
trust certificates:
After 10 years	28,815	8,122	-	-	20,693	2.40

Total mortgage-backed
securities	1,356,342	8,122	16,254	15,749	1,348,725	2.49

Other:
After 1 to 5 years	100	-	-	-	100	1.50

Equity Securities (1)	415	-	-	7	408	2.44

Total investment securities
available for sale	$1,908,557	$22,372	$16,487	$20,752	$1,881,920	2.14

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

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The aggregate amortized cost and approximate market value of investment securities available for sale as of December 31, 2017 by contractual maturity, are shown below:

	Amortized Cost	Fair Value
(Dollars in thousands)

Within 1 year	$122,571	$122,252
After 1 to 5 years	343,760	340,196
After 5 to 10 years	278,331	278,564
After 10 years	1,158,792	1,149,586
Total	$1,903,454	$1,890,598

Equity securities	424	418
Total investment securities available for sale	$1,903,878	$1,891,016

The following tables show the Corporation’s available-for-sale investments’ fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of December 31, 2017 and 2016. The tables also include debt securities for which an OTTI was recognized and only the amount related to a credit loss was recognized in earnings. For unrealized losses for which OTTI was recognized, the related credit loss was charged against the amortized cost basis of the debt security.

	As of December 31, 2017
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
(In thousands)
Debt securities:
Puerto Rico government obligations	$-	$-	$2,695	$1,277	$2,695	$1,277
U.S Treasury and U.S. government
agencies obligations	136,459	494	362,050	4,085	498,509	4,579
Mortgage-backed securities:
FNMA	189,699	1,705	274,963	5,623	464,662	7,328
FHLMC	91,174	590	166,331	4,326	257,505	4,916
GNMA	39,145	334	-	-	39,145	334
Other mortgage pass-through trust certificates	-	-	17,060	5,731	17,060	5,731
Equity securities	-	-	407	6	407	6
	$456,477	$3,123	$823,506	$21,048	$1,279,983	$24,171

	As of December 31, 2016
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
(In thousands)
Debt securities:
Puerto Rico government obligations	$-	$-	$22,609	$15,912	$22,609	$15,912
U.S Treasury and U.S. government
agencies obligations	469,046	3,334	-	-	469,046	3,334
Mortgage-backed securities:
FNMA	519,008	9,667	-	-	519,008	9,667
FHLMC	244,839	5,827	-	-	244,839	5,827
GNMA	43,388	92	-	-	43,388	92
Collateralized mortgage obligations
issued or guaranteed by FHLMC and GNMA	55,309	163	-	-	55,309	163
Other mortgage pass-through trust certificates	-	-	20,693	8,122	20,693	8,122
Equity securities	408	7	-	-	408	7
	$1,331,998	$19,090	$43,302	$24,034	$1,375,300	$43,124

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Assessment for OTTI

Debt securities issued or guaranteed by U.S. government agencies, U.S. government-sponsored entities, and the U.S. Treasury accounted for approximately 98% of the total available-for-sale portfolio as of December 31, 2017 and no credit losses are expected, given the explicit and implicit guarantees provided by the U.S. federal government. The Corporation’s OTTI assessment was concentrated mainly on private label MBS, and on Puerto Rico government debt securities, for which credit losses are evaluated on a quarterly basis. The Corporation considered the following factors in determining whether a credit loss exists and the period over which the debt security is expected to recover:

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

•         The level of cash flows generated from the underlying collateral, if any, supporting the principal and interest payments of the debt securities.

The Corporation recorded OTTI losses on available-for-sale debt securities as follows:

	Year Ended
	2017	2016	2015
(In thousands)
Total other-than-temporary impairment losses	$(12,231)	$(1,845)	$(35,806)
Portion of other-than-temporary impairment recognized in OCI	-	(4,842)	19,289
Net impairment losses recognized in earnings (1)	$(12,231)	$(6,687)	$(16,517)

(1)

For the years ended December 31, 2017, 2016 and 2015, approximately $12.2 million, $6.3 million and $15.9 million, respectively, of the credit impairment recognized in earnings consisted of credit losses on Puerto Rico government debt securities that were sold in the second quarter of 2017, as further discussed below. The remaining impairment losses for the years ended December 31, 2016 and 2015 were associated with credit losses on private label MBS.

The following tables summarize the roll-forward of credit losses on debt securities held by the Corporation for which a portion of an OTTI is recognized in OCI:

	Cumulative OTTI credit losses recognized in earnings on securities still held
		Credit impairments	Credit impairments	Credit loss
	December 31,	recognized in earnings	recognized in earnings on	reductions for	December 31,
	2016	on securities not	securities that have been	securities sold	2017
	Balance	previously impaired	previously impaired	during the period	Balance
(In thousands)
Available-for-sale securities
Puerto Rico government obligations	$22,189	$-	$12,231	$(34,420)	$-
Private label MBS	6,792	-	-	-	6,792
Total OTTI credit losses for available-for-sale
debt securities	$28,981	$-	$12,231	$(34,420)	$6,792

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	Cumulative OTTI credit losses recognized in earnings on securities still held
		Credit impairments	Credit impairments
	December 31,	recognized in earnings	recognized in earnings on	December 31,
	2015	on securities not	securities that have been	2016
	Balance	previously impaired	previously impaired	Balance
(In thousands)
Available-for-sale securities
Puerto Rico government obligations	$15,889	$-	$6,300	$22,189
Private label MBS	6,405	-	387	6,792
Total OTTI credit losses for available-for-sale
debt securities	$22,294	$-	$6,687	$28,981

	Cumulative OTTI credit losses recognized in earnings on securities still held
		Credit impairments	Credit impairments
	December 31,	recognized in earnings	recognized in earnings on	December 31,
	2014	on securities not	securities that have been	2015
	Balance	previously impaired	previously impaired	Balance
(In thousands)
Available-for-sale securities
Puerto Rico government obligations	$-	$15,889	-	$15,889
Private label MBS	5,777	-	$628	6,405
Total OTTI credit losses for available-for-sale
debt securities	$5,777	$15,889	$628	$22,294

During the second quarter of 2017, the Corporation sold for an aggregate of $23.4 million three Puerto Rico Government available-for-sale debt securities, specifically bonds of the Government Development Bank for Puerto Rico (the “GDB”) and the Puerto Rico Public Buildings Authority, carried on its book at an amortized cost at the time of sale of $23.0 million (net of $34.4 million in cumulative OTTI impairment charges). This transaction resulted in a $0.4 million recovery from previous OTTI charges reflected in the consolidated statement of income as part of “net gain on sale of investments.” Approximately $12.2 million of the cumulative OTTI charges on these securities was recorded in the first quarter of 2017. This was the fourth OTTI charge recorded on these securities, as OTTI charge charges of $6.3 million, $12.9 million and $3.0 million were booked in the first quarter of 2016 and the second and fourth quarters of 2015, respectively.

The OTTI charges recorded on the Puerto Rico Government securities during 2017, 2016 and 2015, considered the latest available information about the Puerto Rico government’s financial condition, including but not limited to credit rating downgrades, revised estimates of recovery rates, and other relevant developments such as government actions, including debt exchange proposals and the fiscal plan published by the Puerto Rico government in March 2017, as applicable. The Corporation applied a discounted cash flow analysis to its Puerto Rico government debt securities in order to calculate the cash flows expected to be collected and to determine if any portion of the decline in market value of these securities was considered a credit-related other-than-temporary impairment.  The analysis derived an estimate of value based on the present value of risk-adjusted cash flows of the underlying securities and included consideration of the following components:

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

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

For the OTTI charges recorded in the first quarter of 2017, the discounted risk-adjusted cash flow analysis for the three Puerto Rico government bonds mentioned above assumed a default probability of 100%, as these three non-performing bonds had been in default since the third quarter of 2016. Based on this analysis, the Corporation recorded in the first quarter of  2017 other-than-temporary credit-related impairment charges amounting to $12.2 million, assuming recovery rates ranging from 15% to 80% (with a weighted average of 41%).

In addition, during 2016 and 2015, the Corporation recorded credit-related impairment losses of $0.4 million and $0.6 million, respectively, associated with private label MBS, which are collateralized by fixed-rate mortgages on single-family residential properties in the United States. The interest rate on these private-label MBS is variable, tied to 3-month LIBOR and limited to the weighted-average coupon of the underlying collateral. The underlying mortgages are fixed-rate, single-family loans with original high FICO scores (over 700) and moderate original loan-to-value ratios (under 80%), as well as moderate delinquency levels.

Based on the expected cash flows, and since the Corporation does not have the intention to sell the securities and has sufficient capital and liquidity to hold these securities until a recovery of the fair value occurs, only the credit loss component was reflected in earnings.  Significant assumptions in the valuation of the private label MBS were as follows:

	As of		As of
	December 31, 2017		December 31, 2016
	Weighted		Weighted
	Average	Range	Average	Range

Discount rate	14.0%	14.0%	14.1%	12.88% - 14.43%
Prepayment rate	16.4%	12.0% - 29.0%	13.8%	6.5% - 22.5%
Projected Cumulative Loss Rate	3%	0% - 6.8%	4%	0.2% - 8.6%

Refer to Note 29 – Fair Value, for additional information about the valuation model for private label MBS.

Total proceeds from the sale of securities available for sale during 2017 and 2016 amounted to approximately $23.4 million and $219.8 million, respectively. As above-mentioned, in 2017, the Corporation recorded a $0.4 million recovery from previous OTTI charges on the sale of Puerto Rico government debt securities with an amortized cost at the time of sale of $23.0 million. Total proceeds from sales in 2016, consisted of proceeds of $204.8 million on the sale of U.S. agency MBS and $15.0 million on the sale of a U.S. Treasury security. For the year ended December 31, 2016, the Corporation recorded a $6.1 million gain on the sale of U.S. agency MBS and an $8 thousand gain on the sale of the U.S. Treasury security. No sales of securities available for sale were completed in 2015.

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

	As of		As of
	December 31, 2017		December 31, 2016
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
(In thousands)
FHLMC	$375,719	$370,855	$399,955	$394,249
GNMA	250,140	257,192	254,495	265,615
FNMA	801,198	796,726	849,584	843,818
FHLB	299,949	296,767	231,666	229,792

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

  Investments Held to Maturity

The amortized cost, gross unrealized gains and losses, approximate fair value, weighted-average yield and contractual maturities of investment securities held to maturity as of December 31, 2017 and December 31, 2016 were as follows:

	December 31, 2017
	Amortized cost			Fair value
		Gross Unrealized			Weighted-
		gains	losses		average yield%

Puerto Rico Municipal Bonds:
After 1 to 5 years	$3,853	$-	$173	$3,680	5.38
After 5 to 10 years	39,523	-	3,048	36,475	5.28
After 10 years	107,251	-	16,374	90,877	4.93
Total investment securities
held to maturity	$150,627	$-	$19,595	$131,032	5.03

	December 31, 2016
	Amortized cost			Fair value
		Gross Unrealized			Weighted-
		gains	losses		average yield%

Puerto Rico Municipal Bonds:
After 1 to 5 years	$1,136	$-	$20	$1,116	5.38
After 5 to 10 years	10,741	-	718	10,023	4.47
After 10 years	144,313	-	22,693	121,620	4.74
Total investment securities
held to maturity	$156,190	$-	$23,431	$132,759	4.73

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following tables show the Corporation’s held-to-maturity investments’ fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of December 31, 2017 and 2016:

As of December 31, 2017
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
(In thousands)
Debt securities:
Puerto Rico Municipal Bonds	$-	$-	$131,032	$19,595	$131,032	$19,595

As of December 31, 2016
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
(In thousands)
Debt securities:
Puerto Rico Municipal Bonds	$-	$-	$132,759	$23,431	$132,759	$23,431

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

Approximately 70% of the held-to-maturity municipal bonds were issued by three of the largest municipalities in Puerto Rico. The vast majority of revenues of these three municipalities is independent of the Puerto Rico central government. These obligations typically are not issued in bearer form, nor are they registered with the Securities and Exchange Commission and are not rated by external credit agencies. In most cases, these bonds have priority over the payment of operating costs and expenses of the municipality, which are required by law to levy special property taxes in such amounts as are required for the payment of all of their respective general obligation bonds and loans. The oversight board established by the Puerto Rico Oversight, Management, and Economic Stability Act (“PROMESA”)  has not designated any of the Puerto Rico’s 78 municipalities as covered entities under PROMESA. However, while the Revised Fiscal Plan recently submitted by the Puerto Rico government did not contemplate a restructuring of the debt of Puerto Rico’s municipalities, the plan did call for the gradual elimination of budgetary subsidies provided to municipalities by the central government. Furthermore, municipalities are also likely to be affected by the negative economic and other effects resulting from the recent hurricanes and from expense, revenue or cash management measures taken by the Puerto Rico government to address its fiscal and liquidity shortfalls, or measures included in fiscal plans of other government entities, such as the GDB Restructuring Support Agreement (the “GDB RSA”) and the recent plan announced by the Puerto Rico governor intended to privatize the Puerto Rico Electric Power Authority (“PREPA”). The GDB RSA provides for the restructuring under Title VI of PROMESA of substantial portions of the GDB’s indebtedness, including deposits of municipalities, through the issuance of “Participating Bond Claims” in exchange for the release of the GDB from liability relating to the bonds, deposits, letters of credit and guarantees. Given the uncertain impact that the negative fiscal situation of the Puerto Rico central government and the measures taken or to be taken by other government entities may have on municipalities, the Corporation cannot be certain if future impairment charges will be required relating to these securities.

From time to time, the Corporation has securities held to maturity with an original maturity of three months or less that are considered cash and cash equivalents and classified as money market investments in the consolidated statements of financial condition.  As of December 31, 2017 and 2016, the Corporation had no outstanding securities held to maturity that were classified as cash and cash equivalents.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

NOTE 7 – OTHER EQUITY SECURITIES

Institutions that are members of the FHLB system are required to maintain a minimum investment in FHLB stock. Such minimum is calculated as a percentage of aggregate outstanding mortgages, and an additional investment is required that is calculated as a percentage of total FHLB advances, letters of credit, and the collateralized portion of outstanding interest-rate swaps. The stock is capital stock issued at $100 par value. Both stock and cash dividends may be received on FHLB stock.

As of December 31, 2017 and 2016, the Corporation had investments in FHLB stock with a book value of $40.9 million and $40.8 million, respectively. The net realizable value is a reasonable proxy for the fair value of these instruments. Dividend income from FHLB stock for 2017, 2016, and 2015 amounted to $2.1 million, $1.5 million, and $1.1 million, respectively.

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

The Corporation has other equity securities that do not have a readily available fair value. The carrying value of such securities was $2.2 million as of both December 31, 2017 and 2016.

NOTE 8 – INTEREST AND DIVIDEND INCOME ON INVESTMENTS AND MONEY MARKET INSTRUMENTS

The following provides information about interest on investments and FHLB dividend income:

	Year Ended December 31,
	2017	2016	2015
(In thousands)

Mortgage-backed securities:
Taxable	$9,656	$11,246	$13,520
Exempt	24,575	20,921	23,779
	34,231	32,167	37,299
PR government obligations, U.S. Treasury securities, and U.S.
government agencies:
Taxable	2,091	4,131	2,628
Exempt	12,690	13,145	13,848
	14,781	17,276	16,476
Other investment securities (including FHLB dividends)
Taxable	2,113	1,462	1,075
Total interest income on investment securities	51,125	50,905	54,850

Interest on money market instruments:
Taxable	4,609	2,669	1,490
Exempt	5	696	658
Total interest income on money market instruments	4,614	3,365	2,148
Total interest and dividend income on investments and money
market instruments	$55,739	$54,270	$56,998

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following table summarizes the components of interest and dividend income on investments:

	Year Ended December 31,
	2017	2016	2015
(In thousands)
Interest income on investment securities and money
market investments	$53,634	$52,816	$55,923
Dividends on FHLB stock	2,105	1,454	1,075

Total interest income and dividends on investments	$55,739	$54,270	$56,998

NOTE 9 – LOANS HELD FOR INVESTMENT

The following provides information about the loan portfolio held for investment:

	As of	As of
	December 31,	December 31,
	2017	2016
(In thousands)

Residential mortgage loans, mainly secured by first mortgages	$3,290,957	$3,296,031

Commercial loans:
Construction loans	111,397	124,951
Commercial mortgage loans	1,614,972	1,568,808
Commercial and Industrial loans (1)	2,083,253	2,180,455
Total commercial loans	3,809,622	3,874,214

Finance leases	257,462	233,335

Consumer loans	1,492,435	1,483,293

Loans held for investment	8,850,476	8,886,873

Allowance for loan and lease losses	(231,843)	(205,603)

Loans held for investment, net	$8,618,633	$8,681,270

(1)

As of December 31, 2017 and 2016, includes $833.5 million and $853.9 million, respectively, of commercial loans that are secured by real estate but are not dependent upon the real estate for repayment.

As of December 31, 2017 and 2016, the Corporation had net deferred origination costs on its loan portfolio amounting to $4.0 million and $4.8 million, respectively. The total loan portfolio is net of unearned income of $38.6 million and $32.8 million as of December 31, 2017 and 2016, respectively.

As of December 31, 2017, the Corporation was servicing residential mortgage loans owned by others aggregating $2.8 billion (2016 — $2.7 billion), and commercial loan participations owned by others amounted to $361.3 million as of December 31, 2017 (2016 — $401.4 million).

Various loans, mainly secured by first mortgages, were assigned as collateral for CDs, individual retirement accounts, and advances from the FHLB. Total loans pledged as collateral amounted to $1.9 billion as of December 31, 2017 (2016 — $2.0 billion).

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Loans held for investment on which accrual of interest income had been discontinued were as follows:

	As of	As of
	December 31,	December 31,
	2017	2016
(In thousands)
Non-performing loans:
Residential mortgage	$178,291	$160,867
Commercial mortgage	156,493	178,696
Commercial and Industrial	85,839	146,599
Construction:
Land	15,026	11,026
Construction-commercial	35,100	36,893
Construction-residential	1,987	1,933
Consumer:
Auto loans	10,211	14,346
Finance leases	1,237	1,335
Other consumer loans	5,370	8,399
Total non-performing loans held for investment (1)(2)(3)	$489,554	$560,094

________________
(1)	Excludes $8.3 million and $8.1 million of non-performing loans held for sale as of December 31, 2017 and 2016, respectively.
(2)

Amount excludes PCI loans with a carrying value of approximately $158.2 million and $165.8 million as of December 31, 2017 and 2016, respectively, primarily mortgage loans acquired from Doral Bank in the first quarter of 2015 and from Doral Financial in the second quarter of 2014, as further discussed below. These loans are not considered non-performing due to the application of the accretion method, under which these loans will accrete interest income over the remaining life of the loans using an estimated cash flow analysis.

(3)	Non-performing loans exclude $374.7 million and $384.9 million of TDR loans that are in compliance with the modified terms and in accrual status as of December 31, 2017 and 2016, respectively.

 If these loans were accruing interest, the additional interest income realized would have been $35.2 million (2016— $43.2 million; 2015 — $37.8 million).

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Loans in Process of Foreclosure

As of December 31, 2017, the recorded investment of residential mortgage loans collateralized by residential real estate property that are in the process of foreclosure amounted to $162.2 million, including $23.6 million of loans insured by the FHA or guaranteed by the VA, and $20.5 million of PCI loans. The Corporation commences the foreclosure process on residential real estate loans when a borrower becomes 120 days delinquent in accordance with the guidelines of the Consumer Financial Protection Bureau (CFPB). Foreclosure procedures and timelines vary depending on whether the property is located in a judicial or non-judicial state. Judicial states (Puerto Rico, Florida and USVI) require the foreclosure to be processed through the state’s court while foreclosure in non-judicial states (BVI) is processed without court intervention. Foreclosure timelines vary according to state law and investor guidelines. Occasionally, foreclosures may be delayed due to mandatory mediations, bankruptcy, court delays and title issues, among other reasons.

The Corporation’s aging of the loans held-for-investment portfolio is as follows:

As of December 31, 2017	30-59 Days Past Due	60-89 Days Past Due	90 days or more Past Due (1)	Total Past Due	Purchased Credit-Impaired Loans	Current	Total loans held for investment	90 days past due and still accruing (2) (3)

(In thousands)
Residential mortgage:
FHA/VA and other government-guaranteed
loans (2) (3) (4)	$-	$6,792	$102,815	$109,607	$-	$29,332	$138,939	$102,815
Other residential mortgage loans (4)	-	92,502	193,750	286,252	153,991	2,711,775	3,152,018	15,459
Commercial:
Commercial and Industrial loans	8,971	576	88,156	97,703	-	1,985,550	2,083,253	2,317
Commercial mortgage loans (4)	-	7,525	163,180	170,705	4,183	1,440,084	1,614,972	6,687
Construction:
Land (4)	-	124	15,177	15,301	-	11,630	26,931	151
Construction-commercial	-	-	35,100	35,100	-	41,456	76,556	-
Construction-residential	-	95	1,987	2,082	-	5,828	7,910	-
Consumer:
Auto loans	57,560	23,783	10,211	91,554	-	752,777	844,331	-
Finance leases	10,549	3,484	1,237	15,270	-	242,192	257,462	-
Other consumer loans	10,776	5,052	9,361	25,189	-	622,915	648,104	3,991
Total loans held for investment	$87,856	$139,933	$620,974	$848,763	$158,174	$7,843,539	$8,850,476	$131,420

(1)

Includes non-performing loans and accruing loans that are contractually delinquent 90 days or more (i.e., FHA/VA guaranteed loans and credit cards). Credit card loans continue to accrue finance charges and fees until charged-off at 180 days.

(2)

It is the Corporation's policy to report delinquent residential mortgage loans insured by the FHA or guaranteed by the VA as past-due loans 90 days and still accruing as opposed to non-performing loans since the principal repayment is insured. These balances include $29.9 million of residential mortgage loans insured by the FHA or guaranteed by the VA that are over 15 months delinquent, and are no longer accruing interest as of December 31, 2017.

(3)

As of December 31, 2017, includes $62.1 million of defaulted loans collateralizing GNMA securities for which the Corporation has an unconditional option (but not an obligation) to repurchase the defaulted loans.

(4)

According to the Corporation's delinquency policy and consistent with the instructions for the preparation of the Consolidated Financial Statements for Bank Holding Companies (FR Y-9C) required by the Federal Reserve Board, residential mortgage, commercial mortgage, and construction loans are considered past due when the borrower is in arrears on two or more monthly payments. FHA/VA government-guaranteed loans, other residential mortgage loans, commercial mortgage loans, and land loans past due 30-59 days as of December 31, 2017 amounted to $6.0 million, $224.0 million, $9.0 million, and $2.5 million, respectively.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

As of December 31, 2016	30-59 Days Past Due	60-89 Days Past Due	90 days or more Past Due (1)	Total Past Due	Purchased Credit-Impaired Loans	Current	Total loans held for investment	90 days past due and still accruing (2) (3)

(In thousands)
Residential mortgage:
FHA/VA and other government-guaranteed
loans (2) (3) (4)	$-	$5,179	$77,052	$82,231	$-	$44,627	$126,858	$77,052
Other residential mortgage loans (4)	-	94,004	177,568	271,572	162,676	2,734,925	3,169,173	16,701
Commercial:
Commercial and Industrial loans	14,195	3,724	151,967	169,886	-	2,010,569	2,180,455	5,368
Commercial mortgage loans (4)	-	4,534	181,977	186,511	3,142	1,379,155	1,568,808	3,281
Construction:
Land (4)	-	436	11,504	11,940	-	19,826	31,766	478
Construction-commercial	-	-	36,893	36,893	-	40,582	77,475	-
Construction-residential (4)	-	-	1,933	1,933	-	13,777	15,710	-
Consumer:
Auto loans	57,142	13,523	14,346	85,011	-	762,947	847,958	-
Finance leases	7,714	1,671	1,335	10,720	-	222,615	233,335	-
Other consumer loans	7,675	5,254	12,328	25,257	-	610,078	635,335	3,929
Total loans held for investment	$86,726	$128,325	$666,903	$881,954	$165,818	$7,839,101	$8,886,873	$106,809

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

(4)

According to the Corporation's delinquency policy and consistent with the instructions for the preparation of the Consolidated Financial Statements for Bank Holding Companies (FR Y-9C) required by the Federal Reserve Board, residential mortgage, commercial mortgage, and construction loans are considered past due when the borrower is in arrears two or more monthly payments. FHA/VA government-guaranteed loans, other residential mortgage loans, commercial mortgage loans, land loans, and construction-residential loans past-due 30-59 days as of December 31, 2016 amounted to $9.9 million, $142.8 million, $4.6 million, $0.7 million, and $0.4 million, respectively.

In working with borrowers in the Virgin Islands and Puerto Rico affected by Hurricanes Irma and Maria, which made landfall on September 6, 2017 and September 20, 2017, respectively, the Corporation provided three-month deferred repayment arrangements to consumer borrowers (i.e., personal loans, auto loans, finance leases and credit cards) who were current in their payments or no more than 2 payments in arrears as of the date of the respective hurricane. For residential mortgage loans, the Corporation entered during the third and fourth quarters of 2017 into deferred payment arrangements on 9,588 residential mortgages totaling $1.3 billion as of December 31, 2017 that provided for a three-month payment deferral for those loans current or no more than 2 payments in arrears as of the date of the event. For both consumer and residential mortgage loans subject to the deferral programs, each borrower is required to begin making their regularly scheduled loan payment at the end of the deferral period (January 2018) and the deferred amounts were moved to the end of the loan. The payment deferral programs were applied prospectively from the date of the events and did not change the delinquency status of the loans as of such dates. For commercial and construction loans, the Corporation, on a case by case basis, entered into three-month deferral arrangements for the payment of principal. The Corporation entered into deferral programs related to 351 commercial and construction loans totaling $1.2 billion as of December 31, 2017, with customers that were current in their payments at the date of the event. As of December 31, 2017, residential mortgage and commercial and construction loans in early delinquency (i.e., 30-89 days past due as defined in regulatory report instructions) include $95.1 million and $3.2 million, respectively, of loans subject to the storm-related deferral programs established in Puerto Rico and the Virgin Islands.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	The Corporation’s credit quality indicators by loan type as of December 31, 2017 and 2016 are summarized below:

		Commercial Credit Exposure-Credit Risk Profile based on Creditworthiness Category:
		Substandard	Doubtful	Loss	Total Adversely Classified (1)	Total Portfolio
	December 31, 2017
	(In thousands)
	Commercial Mortgage	$257,503	$4,166	$-	$261,669	$1,614,972
	Construction:
	Land	15,971	490	-	16,461	26,931
	Construction-commercial	35,100	-	-	35,100	76,556
	Construction-residential	1,987	-	-	1,987	7,910
	Commercial and Industrial	154,416	3,854	676	158,946	2,083,253

		Commercial Credit Exposure-Credit Risk Profile based on Creditworthiness Category:
		Substandard	Doubtful	Loss	Total Adversely Classified (1)	Total Portfolio
	December 31, 2016
	(In thousands)
	Commercial Mortgage	$193,391	$35,416	$-	$228,807	$1,568,808
	Construction:
	Land	19,345	-	-	19,345	31,766
	Construction-commercial	36,893	-	-	36,893	77,475
	Construction-residential	1,933	-	-	1,933	15,710
	Commercial and Industrial	133,599	67,996	784	202,379	2,180,455

(1)	Excludes $8.3 million and $8.1 million of non-performing loans held for sale as of December 31, 2017 and 2016, respectively.

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

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	December 31, 2017	Consumer Credit Exposure-Credit Risk Profile Based on Payment Activity
		Residential Real-Estate		Consumer
		FHA/VA/ Guaranteed (1)	Other residential loans	Auto	Finance Leases	Other Consumer
	(In thousands)
	Performing	$138,939	$2,819,736	$834,120	$256,225	$642,734
	Purchased Credit-Impaired (2)	-	153,991	-	-	-
	Non-performing	-	178,291	10,211	1,237	5,370
	Total	$138,939	$3,152,018	$844,331	$257,462	$648,104

(1)

It is the Corporation's policy to report delinquent residential mortgage loans insured by the FHA or guaranteed by the VA as past due loans 90 days and still accruing as opposed to non-performing loans since the principal repayment is insured. This balance includes $29.9 million of residential mortgage loans insured by the FHA or guaranteed by the VA that are over 15 months delinquent, and are no longer accruing interest as of December 31, 2017.

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

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

     The following tables present information about impaired loans, excluding PCI loans, which are reported separately, as discussed below:

Impaired Loans

	Recorded Investment	Unpaid Principal Balance	Related Specific Allowance	Average Recorded Investment	Interest Income Recognized on Accrual Basis	Interest Income Recognized on Cash Basis
(In thousands)
As of December 31, 2017
With no related specific allowance recorded:
FHA/VA-Guaranteed loans	$-	$-	$-	$-	$-	$-
Other residential mortgage loans	116,818	154,048	-	120,241	2,797	1,267
Commercial:
Commercial mortgage loans	65,100	100,612	-	86,563	720	277
Commercial and Industrial
loans	28,292	31,254	-	28,567	659	17
Construction:
Land	48	49	-	48	-	1
Construction-commercial	-	-	-	-	-	-
Construction-residential	-	-	-	-	-	-
Consumer:
Auto loans	267	267	-	290	3	-
Finance leases	-	-	-	-	-	-
Other consumer loans	2,521	3,688	-	2,745	158	65
	$213,046	$289,918	$-	$238,454	$4,337	$1,627
With a related specific allowance recorded:
FHA/VA-Guaranteed loans	$-	$-	$-	$-	$-	$-
Other residential mortgage loans	316,616	349,284	22,086	318,606	14,519	1,211
Commercial:
Commercial mortgage loans	87,814	124,084	9,783	93,720	1,263	113
Commercial and Industrial
loans	90,008	112,005	12,359	92,666	788	386
Construction:
Land	11,865	19,973	1,402	14,126	372	37
Construction-commercial	35,101	38,595	560	35,996	-	-
Construction-residential	252	355	55	252	-	-
Consumer:
Auto loans	22,338	22,338	3,665	24,328	1,778	-
Finance leases	2,184	2,184	104	2,428	168	-
Other consumer loans	11,084	11,830	1,396	11,579	1,018	79
	$577,262	$680,648	$51,410	$593,701	$19,906	$1,826
Total:
FHA/VA-Guaranteed loans	$-	$-	$-	$-	$-	$-
Other residential mortgage loans	433,434	503,332	22,086	438,847	17,316	2,478
Commercial:
Commercial mortgage loans	152,914	224,696	9,783	180,283	1,983	390
Commercial and Industrial
loans	118,300	143,259	12,359	121,233	1,447	403
Construction:
Land	11,913	20,022	1,402	14,174	372	38
Construction-commercial	35,101	38,595	560	35,996	-	-
Construction-residential	252	355	55	252	-	-
Consumer:
Auto loans	22,605	22,605	3,665	24,618	1,781	-
Finance leases	2,184	2,184	104	2,428	168	-
Other consumer loans	13,605	15,518	1,396	14,324	1,176	144
	$790,308	$970,566	$51,410	$832,155	$24,243	$3,453

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	Recorded Investment	Unpaid Principal Balance	Related Specific Allowance	Average Recorded Investment	Interest Income Recognized Accrual Basis	Interest Income Recognized Cash Basis
(In thousands)
As of December 31, 2016
With no related specific allowance recorded:
FHA/VA-Guaranteed loans	$-	$-	$-	$-	$-	$-
Other residential mortgage loans	67,996	82,602	-	71,003	741	731
Commercial:
Commercial mortgage loans	72,620	91,685	-	80,713	940	550
Commercial and Industrial
loans	14,656	24,642	-	17,209	42	-
Construction:
Land	180	233	-	212	2	2
Construction-commercial	-	-	-	-	-	-
Construction-residential	956	1,531	-	956	-	-
Consumer:
Auto loans	599	599	-	615	7	-
Finance leases	94	94	-	95	1	-
Other consumer loans	4,516	5,876	-	4,696	233	106
	$161,617	$207,262	$-	$175,499	$1,966	$1,389
With a related specific allowance recorded:
FHA/VA-Guaranteed loans	$-	$-	$-	$-	$-	$-
Other residential mortgage loans	374,271	423,648	8,633	380,273	17,751	1,503
Commercial:
Commercial mortgage loans	121,771	133,883	26,172	122,609	463	173
Commercial and Industrial
loans	138,887	165,399	22,638	149,153	589	1,287
Construction:
Land	14,870	19,918	947	15,589	168	49
Construction-commercial	36,893	38,721	324	38,191	-	-
Construction-residential	392	551	134	392	-	-
Consumer:
Auto loans	24,276	24,276	3,717	26,562	1,813	-
Finance leases	2,553	2,553	71	2,751	202	-
Other consumer loans	12,375	12,734	1,785	13,322	1,143	48
	$726,288	$821,683	$64,421	$748,842	$22,129	$3,060
Total:
FHA/VA-Guaranteed loans	$-	$-	$-	$-	$-	$-
Other residential mortgage loans	442,267	506,250	8,633	451,276	18,492	2,234
Commercial:
Commercial mortgage loans	194,391	225,568	26,172	203,322	1,403	723
Commercial and Industrial
loans	153,543	190,041	22,638	166,362	631	1,287
Construction:
Land	15,050	20,151	947	15,801	170	51
Construction-commercial	36,893	38,721	324	38,191	-	-
Construction-residential	1,348	2,082	134	1,348	-	-
Consumer:
Auto loans	24,875	24,875	3,717	27,177	1,820	-
Finance leases	2,647	2,647	71	2,846	203	-
Other consumer loans	16,891	18,610	1,785	18,018	1,376	154
	$887,905	$1,028,945	$64,421	$924,341	$24,095	$4,449

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following tables show the activity for impaired loans and the related specific reserve for 2017, 2016 and 2015:

	2017	2016	2015
(In thousands)
Impaired Loans:
Balance at beginning of year	$887,905	$806,509	$945,407
Loans determined impaired during the year	140,977	288,202	160,837
Charge-offs (1)	(82,113)	(67,210)	(99,023)
Loans sold, net of charge-offs	(53,245)	(8,675)	(67,836)
Reclassification from loans held for sale	-	-	40,005
Increases to existing impaired loans	8,292	3,236	3,340
Foreclosures	(37,513)	(36,161)	(57,728)
Loans no longer considered impaired	(3,526)	(27,643)	(46,489)
Paid in full or partial payments	(70,469)	(70,353)	(72,004)
Balance at end of year	$790,308	$887,905	$806,509

(1)

For the year ended December 31, 2017, includes a charge-off of $10.7 million related to the sale of the PREPA credit line, as further discussed below. For the year ended December 31, 2016, includes $4.2 million of charge-offs related to impaired loans included in a sale of a $16.3 million pool of non-performing assets and, for the year ended December 31, 2015, includes $63.9 million of charge-offs related to a bulk sales of assets, as further discussed below.

(In thousands)	2017	2016	2015
Specific Reserve:
Balance at beginning of year	$64,421	$52,581	$55,205
Provision for loan losses	68,375	78,695	91,515
Net charge-offs	(81,386)	(66,855)	(94,139)
Balance at end of year	$51,410	$64,421	$52,581

PCI Loans

The Corporation acquired PCI loans accounted for under ASC 310-30 as part of the transaction that closed on February 27, 2015 in which FirstBank acquired 10 Puerto Rico banking branches of Doral Bank, and acquired certain assets, including PCI loans, and assumed deposits, through an alliance with Banco Popular of Puerto Rico, which was the successful lead bidder with the FDIC on the failed Doral Bank, as well as other co-bidders. The Corporation also acquired PCI loans in previously completed asset acquisitions that are accounted for under ASC 310-30. These previous transactions include the acquisition from Doral Financial in the second quarter of 2014 of all its rights, title and interest in first and second residential mortgage loans in full satisfaction of secured borrowings owed by such entity to FirstBank.

Under ASC 310-30, the acquired PCI loans were aggregated into pools based on similar characteristics (i.e., delinquency status and loan terms). Each loan pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. Since the loans are accounted for by the Corporation under ASC 310-30, they are not considered non-performing and will continue to have an accretable yield as long as there is a reasonable expectation about the timing and amount of cash flows expected to be collected. The Corporation recognizes additional losses on this portfolio when it is probable that the Corporation will be unable to collect all cash flows expected as of the acquisition date plus additional cash flows expected to be collected arising from changes in estimates after the acquisition date.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The carrying amount of PCI loans follows:

	As of	As of
	December 31,	December 31,
	2017	2016
(In thousands)
Residential mortgage loans	$153,991	$162,676
Commercial mortgage loans	4,183	3,142
Total PCI loans	$158,174	$165,818
Allowance for loan losses	(11,251)	(6,857)
Total PCI loans, net of allowance for loan losses	$146,923	$158,961

The following tables present PCI loans by past due status as of December 31, 2017 and 2016:

As of December 31, 2017	30-59 Days	60-89 Days	90 days or more	Total Past Due		Total PCI loans
					Current
(In thousands)
Residential mortgage loans	$-	$16,600	$26,471	$43,071	$110,920	$153,991
Commercial mortgage loans	-	355	2,834	3,189	994	4,183
Total (1)	$-	$16,955	$29,305	$46,260	$111,914	$158,174
_____________
(1)

According to the Corporation's delinquency policy and consistent with the instructions for the preparation of the Consolidated Financial Statements for Bank Holding Companies (FR Y-9C) required by the Federal Reserve Board, residential mortgage and commercial mortgage loans are considered past due when the borrower is in arrears two or more monthly payments. PCI residential mortgage loans and commercial mortgage loans past due 30-59 days as of December 31, 2017 amounted to $28.1 million and $0.2 million, respectively.

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

Changes in Accretable Yield of Acquired Loans

Subsequent to the acquisition of loans, the Corporation is required to periodically evaluate its estimate of cash flows expected to be collected. These evaluations, performed quarterly, require the continued use of key assumptions and estimates, similar to the initial estimate of fair value. Subsequent changes in the estimated cash flows expected to be collected may result in changes in the accretable yield and non-accretable difference or reclassifications from non-accretable yield to accretable yield. Increases in the cash flows expected to be collected will generally result in an increase in interest income over the remaining life of the loan or pool of loans. Decreases in expected cash flows due to further credit deterioration will generally result in an impairment charge recognized in the Corporation’s provision for loan and lease losses, resulting in an increase to the allowance for loan and lease losses. During 2017, the Corporation increased by $4.4 million to $11.3 million the reserve related to PCI loans acquired from Doral Financial in 2014 and from Doral Bank in 2015. The reserve is driven by the revisions to the expected cash flows of the portfolio for the remaining term of the loan pool based on expected performance and market conditions. Approximately $1.8 million of the increase was associated with qualitative adjustments to the expected cash flows that account for the estimated impact Hurricane Maria could have on the PCI portfolio; considering the loans historical-deteriorated credit conditions and their higher susceptibility to adverse macroeconomic effects.

Changes in the accretable yield of PCI loans for the years ended December 31, 2017 and 2016 were as follows:

	December 31, 2017	December 31, 2016
(In thousands)
Balance at beginning of year	$116,462	$118,385
Accretion recognized in earnings	(10,810)	(11,533)
Reclassification (to) from non-accretable	(1,970)	9,610
Balance at end of period	$103,682	$116,462

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Changes in the carrying amount of loans accounted for pursuant to ASC 310-30 follows:

	Year ended	Year ended
	December 31, 2017	December 31, 2016
(In thousands)
Balance at beginning of year	$165,818	$173,913
Accretion	10,810	11,533
Collections	(15,400)	(17,184)
Foreclosures	(3,054)	(2,444)
Ending balance	$158,174	$165,818
Allowance for loan losses	(11,251)	(6,857)
Ending balance, net of allowance for loan losses	$146,923	$158,961

Changes in the allowance for loan losses related to PCI loans follows:

	Year ended
	December 31, 2017	December 31, 2016

Balance at beginning of year	$6,857	$3,962
Provision for loan losses	4,394	2,895
Balance at end of period	$11,251	$6,857

The outstanding principal balance of PCI loans, including amounts charged off by the Corporation, amounted to $196.6 million as of December 31, 2017 (December 31, 2016- $207.3 million).

Purchases and Sales of Loans

During 2017, the Corporation purchased $58.9 million of residential mortgage loans consistent with a strategic program to purchase ongoing residential mortgage loan production from mortgage bankers in Puerto Rico. Generally, the loans purchased from mortgage bankers were conforming residential mortgage loans. Purchases of conforming residential mortgage loans provide the Corporation the flexibility to retain or sell the loans, including through securitization transactions, depending upon the Corporation’s interest rate risk management strategies. When the Corporation sells such loans, it generally keeps the servicing of the loans.

In the ordinary course of business, the Corporation sells residential mortgage loans (originated or purchased) to GNMA and GSEs such as FNMA and FHLMC, which generally securitize the transferred loans into mortgage-backed securities for sale into the secondary market. The Corporation sold $235.1 million of FHA/VA mortgage loans to GNMA, which packages them into mortgage-backed securities. Also during 2017, the Corporation sold approximately $87.5 million of performing residential mortgage loans to FNMA and FHLMC. The Corporation’s continuing involvement in these sold loans consists primarily of servicing the loans. In addition, the Corporation agrees to repurchase loans when it breaches any of the representations and warranties included in the sale agreement. These representations and warranties are consistent with the GSEs’ selling and servicing guidelines (i.e., ensuring that the mortgage was properly underwritten according to established guidelines).

For loans sold to GNMA, the Corporation holds an option to repurchase individual delinquent loans issued on or after January 1, 2003 when the borrower fails to make any payment for three consecutive months. This option gives the Corporation the ability, but not the obligation, to repurchase the delinquent loans at par without prior authorization from GNMA.

Under ASC Topic 860, Transfer and Servicing, once the Corporation has the unilateral ability to repurchase the delinquent loan, it is considered to have regained effective control over the loan and is required to recognize the loan and a corresponding repurchase liability on the balance sheet regardless of the Corporation’s intent to repurchase the loan. As of December 31, 2017 and 2016, rebooked GNMA delinquent loans included in the Corporation’s residential mortgage loan portfolio amounted to $62.1 million and $43.7 million, respectively.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

During 2017, 2016, anfd 2015, the Corporation repurchased, pursuant to its repurchase option with GNMA, $25.1 million, $29.1 million, and $19.2 million, respectively, of loans previously sold to GNMA. The principal balance of these loans is fully guaranteed and the risk of loss related to the repurchased loans is generally limited to the difference between the delinquent interest payment advanced to GNMA computed at the loan’s interest rate and the interest payments reimbursed by the FHA, which are computed at a pre-determined debenture rate. Repurchases of GNMA loans allow the Corporation, among other things, to maintain acceptable delinquency rates on outstanding GNMA pools and remain as a seller and servicer in good standing with GNMA. During the fourth quarter of 2017, the Corporation requested and received approval from GNMA for the exclusion of loans in the areas affected by Hurricanes Irma and Maria from calculations of delinquency and default ratios established in the GNMA Mortgage-Backed Securities Guide. The Corporation generally remediates any breach of representations and warranties related to the underwriting of such loans according to established GNMA guidelines without incurring losses. The Corporation does not maintain a liability for estimated losses as a result of breaches in representations and warranties.

Loan sales to FNMA and FHLMC are without recourse in relation to the future performance of the loans. The Corporation repurchased at par loans previously sold to FNMA and FHLMC in the amounts of $36 thousand, $0.7 million, and $1.4 million during 2017, 2016, and 2015, respectively. The Corporation’s risk of loss with respect to these loans is also minimal as these repurchased loans are generally performing loans with documentation deficiencies. No losses related to breaches of representations and warranties were incurred in 2017. Historically, losses experienced on these loans have been immaterial. As a consequence, as of December 31, 2017, the Corporation does not maintain a liability for estimated losses on loans expected to be repurchased as a result of breaches in loan and servicer representations and warranties.

In addition, during 2017, the Corporation purchased $52.6 million in commercial and industrial loan participations. Also, during 2016, and 2015, the Corporation sold $20.2 million and $20.0 million of commercial mortgage loan participations, respectively.

Sale of the Puerto Rico Electric Power Authority (PREPA) Loan

During the first quarter of 2017, the Corporation received an unsolicited offer for, and sold, its outstanding participation in the PREPA line of credit with a book value of $64 million at the time of sale (principal balance of $75 million), thereby reducing its direct exposure to the Puerto Rico government.  A specific reserve of approximately $10.2 million had been allocated to this loan.  Gross proceeds of $53.2 million from the sale resulted in an incremental loss of $0.6 million recorded as a charge to the provision for loan and lease losses in 2017.

Sale of a $16.3 Million Pool of Non-Performing Assets

During the fourth quarter of 2016, the Corporation completed the sale of a pool of non-performing assets with a book value of $16.3 million (principal balance of $20.1 million), in a cash transaction. The proceeds from this sale were $11.3 million net of escrows and principal and interest collected on behalf of the purchaser subsequent to the effective date of the transaction. Approximately $2.8 million of reserves had been allocated to the loans. This transaction resulted in total net charge-offs of $4.6 million and an incremental pre-tax loss of $1.8 million recorded as a charge to the provision for loan and lease losses in 2016.

Bulk Sale of Assets

During the second quarter of 2015, the Corporation completed the sale of commercial and construction loans with a book value of $147.5 million ($90.7 million of commercial mortgage loans, $45.8 million of commercial and industrial, and $11.0 million of construction loans), comprised mostly of non-performing and adversely classified loans, as well as OREO properties with a book value of $2.9 million, in a cash transaction. The sale price of this bulk sale was $87.3 million. Approximately $15.3 million of reserves had been allocated to the loans. This transaction resulted in total charge-offs of $61.4 million and an incremental pre-tax loss of $48.7 million recorded in 2015, including $0.9 million in professional service fees directly attributable to the bulk sale.

    Loan Portfolio Concentration

The Corporation’s primary lending area is Puerto Rico. The Corporation’s banking subsidiary, FirstBank, also lends in the USVI and BVI markets and in the United States (principally in the state of Florida). Of the total gross loans held for investment of $8.9 billion as of December 31, 2017, approximately 75% have credit risk concentration in Puerto Rico, 19% in the United States, and 6% in the USVI and BVI.

As of December 31, 2017, the Corporation had $55.9 million of outstanding loans extended to the Puerto Rico government, its municipalities and public corporations, compared to $133.6 million as of December 31, 2016. As mentioned above, during the first quarter of 2017, the Corporation received an unsolicited offer for, and sold, its outstanding participation in the PREPA line of credit

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

with a book value of $64 million at the time of sale (with a principal balance of $75 million), thereby reducing its direct exposure to the Puerto Rico government.  Approximately $33.9 million of the outstanding loans as of December 31, 2017 consisted of loans extended to municipalities in Puerto Rico, which in most cases are supported by assigned property tax revenues.  The vast majority of revenues of the municipalities included in the Corporation’s loan portfolio are independent of the Puerto Rico central government. These municipalities are required by law to levy special property taxes in such amounts as are required for the payment of all of their respective general obligation bonds and notes. Late in 2015, the GDB and the Municipal Revenue Collection Center (“CRIM”) signed and perfected a deed of trust. Through this deed, the GDB, as fiduciary, is required to keep the CRIM funds separate from any other deposits and must distribute the funds pursuant to applicable law. The CRIM funds are deposited at another commercial depository financial institution in Puerto Rico. Approximately $6.8 million of the outstanding loans as of December 31, 2017 consisted of a loan to a unit of the central government, and approximately $15.1 million consisted of a loan to an affiliate of  PREPA.

Furthermore, as of December 31, 2017, the Corporation had three commercial mortgage loans granted to the hotel industry in Puerto Rico that were previously guaranteed by the Puerto Rico Tourism Development Fund (“TDF”) with an outstanding principal balance of $120.2 million (book value of $70.8 million), compared to $127.7 million outstanding (book value of $111.8 million) as of December 31, 2016. Historically, the borrower and the operations of the underlying collateral of these loans have been the primary sources of repayment and the TDF, which is a subsidiary of the GDB, provided a secondary guarantee for payment performance.  As part of agreements executed in the second quarter of 2017 and first quarter of 2018, the TDF paid $7.6 million and $4.0 million, respectively, to honor a portion of its guarantee on these loans.   As provided in the agreements, the cash payments received by the Corporation released the TDF from its liability as a guarantor of these loans. As a result, the income-producing real estate properties are now the only collateral of such loans, thus, any decline in collateral valuations may require additional impairments on these loans.  All the three TDF commercial mortgage loans have been classified as non-performing and impaired since the first quarter of 2016, and interest payments have been applied against principal since then. Approximately $4.7 million of interest payments received on loans guaranteed by the TDF since late March 2016 have been applied against principal. During 2017, the Corporation recorded charge-offs totaling $30.8 million on these facilities for the portion of the recorded investment in excess of the fair value of the collateral and the guarantee, considering the aforementioned agreements reached with the TDF.  In addition, GDB agreed to issue to the Bank a fixed income financial instrument pursuant to the GDB’s Restructuring Support Agreement approved by the PROMESA oversight board. As of December 31, 2017, the non-performing TDF commercial mortgage loans and related facilities are being carried (net of reserves and accumulated charge-offs) at 52% of the unpaid principal balance.

In addition, the Corporation had $116.5 million in exposure to residential mortgage loans that are guaranteed by the Puerto Rico Housing Finance Authority (the “PRHFA”). Residential mortgage loans guaranteed by the PRHFA are secured by the underlying properties and the guarantees serve to cover shortfalls in collateral in the event of a borrower default. The Puerto Rico government guarantees up to $75 million of the principal under the mortgage loan insurance program. According to the most recently released audited financial statements of the PRHFA, as of June 30, 2015, the PRHFA’s mortgage loan insurance program covered loans in an aggregate of approximately $552 million. The regulations adopted by the PRHFA require the establishment of adequate reserves to guarantee the solvency of the mortgage loan insurance fund. As of June 30, 2015, the most recent date as to which information is available, the PRHFA had a restricted net position for such purposes of approximately $77.4 million.

The Corporation also has credit exposure to USVI government entities. As of December 31, 2017, the Corporation had  $70.4 million in loans to USVI government instrumentalities and public corporations, compared to $84.7 million as of December 31, 2016. Of the amount outstanding as of December 31, 2017, approximately $47.2 million was owed by public corporations of the USVI and $23.2 million was owed by an independent instrumentality of the USVI government.  All loans are currently performing and up to date on principal and interest payments.

The Corporation cannot predict at this time the impact that the current fiscal situation of the Commonwealth of Puerto Rico, the uncertainty about the debt restructuring process, and the various legislative and other measures adopted and to be adopted by the Puerto Rico government and the PROMESA oversight board in response to such fiscal situation and Hurricanes Irma and Maria will have on the Puerto Rico economy, the Corporation’s clients, and  the Corporation’s financial condition and results of operations. Refer to Note 10 – Allowance for Loan and Lease Losses, for additional information about the Corporation’s estimate of losses related to the impact of Hurricanes Irma and Maria in 2017.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Troubled Debt Restructurings

The Corporation provides homeownership preservation assistance to its customers through a loss mitigation program in Puerto Rico that is similar to the U.S. government’s Home Affordable Modification Program guidelines. Depending upon the nature of borrowers’ financial condition, restructurings or loan modifications through this program as well as other restructurings of individual commercial, commercial mortgage, construction, and residential mortgage loans fit the definition of a TDR. A restructuring of a debt constitutes a TDR if the creditor for economic or legal reasons related to the debtor’s financial difficulties grants a concession to the debtor that it would not otherwise consider. Modifications involve changes in one or more of the loan terms that bring a defaulted loan current and provide sustainable affordability. Changes may include, among others, the extension of the maturity of the loan and modifications of the loan rate. As of December 31, 2017, the Corporation’s total TDR loans held for investment of $587.2 million consisted of $363.9 million of residential mortgage loans, $94.1 million of commercial and industrial loans, $50.8 million of commercial mortgage loans, $41.8 million of construction loans, and $36.6 million of consumer loans. Outstanding unfunded commitments on TDR loans amounted to $9.4 million as of December 31, 2017.

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

Prior to permanently modifying a loan, the Corporation may enter into trial modifications with certain borrowers. Trial modifications generally represent a six-month period during which the borrower makes monthly payments under the anticipated modified payment terms prior to a formal modification. Upon successful completion of a trial modification, the Corporation and the borrower enter into a permanent modification. TDR loans that are participating in or that have been offered a binding trial modification are classified as TDRs when the trial offer is made and continue to be classified as TDRs regardless of whether the borrower enters into a permanent modification. As of December 31, 2017, the Corporation classified an additional $0.8 million of residential mortgage loans as TDRs that were participating in or had been offered a trial modification.

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

In addition, the Corporation extends, renews, and restructures loans with satisfactory credit profiles. Many commercial loan facilities are structured as lines of credit, which primarily have one year terms and, therefore, are required to be renewed annually. Other facilities may be restructured or extended from time to time based upon changes in the borrower’s business needs, use of funds, timing of completion of projects, and other factors. If the borrower is not deemed to have financial difficulties, extensions, renewals, and restructurings are done in the normal course of business and are not considered to be concessions, and the loans continue to be recorded as performing.

Loans subject to the previously described three-month payment deferral programs established by the Corporation in 2017 to assist individuals and businesses affected by Hurricanes Irma and Maria are not considered TDRs as the time period for deferral of payments was not significant.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	Selected information on TDR loans that includes the recorded investment by loan class and modification type is summarized in the following tables. This information reflects all TDRs:

		As of December 31, 2017
		Interest rate below market	Maturity or term extension	Combination of reduction in interest rate and extension of maturity	Forgiveness of principal and/or interest	Forbearance Agreement	Other (1)	Total
	(In thousands)
	Troubled Debt Restructurings:
	Non-FHA/VA Residential Mortgage loans	$25,964	$8,318	$267,578	$-	$-	$62,070	$363,930
	Commercial Mortgage loans	6,563	2,094	31,870	-	-	10,285	50,812
	Commercial and Industrial loans	2,510	20,648	16,049	-	6,623	48,282	94,112
	Construction loans:
	Land	18	3,941	2,186	-	-	331	6,476
	Construction-commercial	-	-	-	35,100	-	-	35,100
	Construction-residential	-	-	-	-	-	217	217
	Consumer loans - Auto	-	1,347	14,233	-	-	7,025	22,605
	Finance Leases	-	238	1,946	-	-	-	2,184
	Consumer loans - Other	892	2,097	6,891	217	-	1,686	11,783
	Total Troubled Debt Restructurings	$35,947	$38,683	$340,753	$35,317	$6,623	$129,896	$587,219

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

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

The following table presents the Corporation's TDR loans activity:

	Year Ended	Year Ended	Year Ended
	December 31, 2017	December 31, 2016	December 31, 2015
(In thousands)
Beginning balance of TDRs	$647,048	$661,591	$694,453
New TDRs	93,837	84,942	111,890
Increases to existing TDRs	6,575	3,921	1,018
Charge-offs post-modification(1)(2)	(32,963)	(24,876)	(64,116)
Sales, net of charge-offs	(53,245)	(3,761)	(44,048)
Foreclosures	(25,059)	(16,834)	(39,706)
Removed from the TDR classification	-	(3,031)	-
Reclassification from loans held for sale (3)	-	-	40,005
Paid-off and partial payments	(48,974)	(54,904)	(37,905)
Ending balance of TDRs	$587,219	$647,048	$661,591

(1)	For the year ended December 31, 2017, includes a $10.7 million charge-off related to the sale of the PREPA credit line.
(2)

For the year ended December 31, 2016, includes $1.3 million of charge-offs related to TDRs included in the sale of the $16.3 million pool of non-performing assets. For the year ended December 31, 2015, includes $45.3 million of charge-offs related to TDRs included in the bulk sale of assets.

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

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	The following table provides a breakdown of the TDR loans by those in accrual and nonaccrual status:

		As of December 31, 2017

		Accrual	Nonaccrual (1)	Total TDRs
	(In thousands)
	Non-FHA/VA Residential Mortgage loans	$280,729	$83,201	$363,930
	Commercial Mortgage loans	23,329	27,483	50,812
	Commercial and Industrial loans	41,536	52,576	94,112
	Construction loans:
	Land	1,291	5,185	6,476
	Construction-commercial	-	35,100	35,100
	Construction-residential	-	217	217
	Consumer loans - Auto	15,548	7,057	22,605
	Finance Leases	1,968	216	2,184
	Consumer loans - Other	10,294	1,489	11,783
	Total Troubled Debt Restructurings	$374,695	$212,524	$587,219

(1)

Included in non-accrual loans are $88.6 million in loans that are performing under the terms of the restructuring agreement but are reported in non-accrual status until the restructured loans meet the criteria of sustained payment performance under the revised terms for reinstatement to accrual status and are deemed fully collectible.

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

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

TDR loans exclude restructured residential mortgage loans that are guaranteed by the U.S. federal government (i.e., FHA/VA loans) totaling $62.1 million as of December 31, 2017 (December 31, 2016 - $69.1 million). The Corporation excludes FHA/VA guaranteed loans from TDR loan statistics given that, in the event that the borrower defaults on the loan, the principal and interest (at the specified debenture rate) are guaranteed by the U.S. government; therefore, the risk of loss on these types of loans is very low. The Corporation does not consider loans with U.S. federal government guarantees to be impaired loans for the purpose of calculating the allowance for loan and lease losses.

Loan modifications that are considered TDRs and were completed during 2017, 2016 and 2015 were as follows:

	Year ended December 31, 2017
	Number of contracts	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
(In thousands)
Troubled Debt Restructurings:
Non-FHA/VA Residential Mortgage loans	132	$19,484	$19,263
Commercial Mortgage loans	13	25,722	25,018
Commercial and Industrial loans	21	39,428	39,338
Construction loans:
Land	4	122	125
Consumer loans - Auto	426	6,451	6,451
Finance Leases	22	548	548
Consumer loans - Other	657	3,041	3,094
Total Troubled Debt Restructurings	1,275	$94,796	$93,837

	Year ended December 31, 2016
	Number of contracts	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
(In thousands)
Troubled Debt Restructurings:
Non-FHA/VA Residential Mortgage loans	209	$30,940	$29,668
Commercial Mortgage loans	11	5,710	5,739
Commercial and Industrial loans	25	22,182	22,184
Construction loans:
Land	9	6,759	6,756
Consumer loans - Auto	744	13,141	13,141
Finance Leases	74	1,878	1,878
Consumer loans - Other	1,156	5,496	5,576
Total Troubled Debt Restructurings	2,228	$86,106	$84,942

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	Year ended December 31, 2015
	Number of contracts	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
(In thousands)
Troubled Debt Restructurings:
Non-FHA/VA Residential Mortgage loans	408	$67,006	$64,679
Commercial Mortgage loans	16	22,366	19,914
Commercial and Industrial loans	5	5,971	5,351
Construction loans:
Land	7	603	600
Consumer loans - Auto	756	12,219	11,985
Finance Leases	55	1,447	1,250
Consumer loans - Other	1,338	8,158	8,111
Total Troubled Debt Restructurings	2,585	$117,770	$111,890

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

Loan modifications considered TDR loans that defaulted during the years ended December 31, 2017, 2016, and 2015, and had become TDR during the 12 months preceding the default date, were as follows:

	Year ended December 31,
	2017		2016		2015
	Number of contracts	Recorded Investment	Number of contracts	Recorded Investment	Number of contracts	Recorded Investment
(In thousands)
Non-FHA/VA Residential Mortgage loans	46	$5,355	50	$7,673	69	$10,240
Commercial Mortgage loans	1	57	-	-	1	2,179
Commercial and Industrial loans	-	-	-	-	4	5,745
Consumer loans - Auto	14	207	51	764	13	159
Finance Leases	1	39	2	43	6	185
Consumer loans - Other	99	387	119	454	172	706
Total	161	$6,045	222	$8,934	265	$19,214

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

The recorded investment in loans held for investment restructured using the A/B note restructure workout strategy was approximately $35.6 million and $37.0 million as of December 31, 2017 and 2016, respectively. The following table provides additional information about the volume of this type of loan restructuring and the effect on the allowance for loan and lease losses in 2017, 2016 and 2015:

(In thousands)	December 31, 2017	December 31, 2016	December 31, 2015
Principal balance deemed collectible at end of year	$35,577	$36,971	$39,329
Amount (recovered) charged off	$-	$-	$-
(Release) charges to the provision for loan losses	$(1,294)	$4,279	$131
Allowance for loan losses at end of year	$3,846	$5,141	$862

Approximately $3.1 million of the loans restructured using the A/B note restructure workout strategy are in accrual status as of December 31, 2017. These loans continue to be individually evaluated for impairment purposes.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

NOTE 10 – ALLOWANCE FOR LOAN AND LEASE LOSSES

The changes in the allowance for loan and lease losses were as follows:

	Residential	Commercial	Commercial and	Construction	Consumer
Year Ended December 31, 2017	Mortgage Loans	Mortgage Loans	Industrial Loans	Loans	Loans	Total
(In thousands)
Allowance for loan and lease losses:
Beginning balance	$33,980	$57,261	$61,953	$2,562	$49,847	$205,603
Charge-offs	(28,186)	(39,092)	(19,855)	(3,607)	(44,030)	(134,770)
Recoveries	2,437	270	5,755	732	7,562	16,756
Provision	50,744	30,054	1,018	4,835	57,603	144,254
Ending balance	$58,975	$48,493	$48,871	$4,522	$70,982	$231,843
Ending balance: specific reserve for impaired loans	$22,086	$9,783	$12,359	$2,017	$5,165	$51,410
Ending balance: purchased credit-impaired loans (1)	$10,873	$378	$-	$-	$-	$11,251
Ending balance: general allowance	$26,016	$38,332	$36,512	$2,505	$65,817	$169,182
Loans held for investment:
Ending balance	$3,290,957	$1,614,972	$2,083,253	$111,397	$1,749,897	$8,850,476
Ending balance: impaired loans	$433,434	$152,914	$118,300	$47,266	$38,394	$790,308
Ending balance: purchased credit-impaired
loans	$153,991	$4,183	$-	$-	$-	$158,174
Ending balance: loans with general
allowance	$2,703,532	$1,457,875	$1,964,953	$64,131	$1,711,503	$7,901,994

	Residential	Commercial	Commercial and	Construction	Consumer
Year Ended December 31, 2016	Mortgage Loans	Mortgage Loans	Industrial Loans	Loans	Loans	Total
(In thousands)
Allowance for loan and lease losses:
Beginning balance	$39,570	$68,211	$68,768	$3,519	$60,642	$240,710
Charge-offs	(33,621)	(20,454)	(26,579)	(1,770)	(54,504)	(136,928)
Recoveries	2,941	816	2,689	316	8,326	15,088
Provision (release)	25,090	8,688	17,075	497	35,383	86,733
Ending balance	$33,980	$57,261	$61,953	$2,562	$49,847	$205,603
Ending balance: specific reserve for impaired loans	$8,633	$26,172	$22,638	$1,405	$5,573	$64,421
Ending balance: purchased credit-impaired loans (1)	$6,632	$225	$-	$-	$-	$6,857
Ending balance: general allowance	$18,715	$30,864	$39,315	$1,157	$44,274	$134,325
Loans held for investment:
Ending balance	$3,296,031	$1,568,808	$2,180,455	$124,951	$1,716,628	$8,886,873
Ending balance: impaired loans	$442,267	$194,391	$153,543	$53,291	$44,413	$887,905
Ending balance: purchased credit-impaired
loans	$162,676	$3,142	$-	$-	$-	$165,818
Ending balance: loans with general
allowance	$2,691,088	$1,371,275	$2,026,912	$71,660	$1,672,215	$7,833,150

(1)	Refer to Note 9 - Loans Held for Investment - PCI Loans for additional information about changes in the allowance for loan losses related to PCI loans.

    As described in Note 2 – Natural Disasters Affecting First BanCorp. in 2017, hurricanes Irma and Maria hit the Eastern Caribbean region and Puerto Rico in September 2017, affecting the Corporation’s service areas during 2017. These hurricanes caused widespread property damage, flooding, power outages, and water and communication services interruptions, and have severely disrupted normal economic activity in the affected areas.

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

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The Corporation’s loan portfolio in Puerto Rico and the Virgin Islands totaled $7.2 billion as of December 31, 2017, or 81% of the entire portfolio.  The composition of these loans generally reflects the composition of the entire portfolio, which is close to 60% of residential and consumer loans to individual customers and 40% of commercial and construction loans.

During 2017, management determined a separate qualitative element of the allowance to capture the estimate of inherent losses associated with the effect of Hurricanes Maria and Irma on the Corporation’s loan portfolio in Puerto Rico and Virgin Islands. This estimate is judgmental and subject to changes as conditions evolve. This qualitative element of the allowance was determined based on the estimated effect that the storms could have on current employment levels (e.g., an unemployment rate that significantly increases from current levels in Puerto based on statistics observed in the aftermath of similar natural disasters in the U.S. mainland like Hurricane Katrina), economic activity in the Corporation’s geographic regions, and the time it could take for the affected regions to return to a more normalized operating environment. Refer to Note 2 – Natural Disasters Affecting first BanCorp in 2017, for additional information about the impact of Hurricanes Maria and Irma in the Corporation’s financial results.

The Corporation’s credit risk modeling framework used to determine the storm-related qualitative estimate is similar to the one used for benchmarking purposes as part of the annual Dodd-Frank Act Stress Testing (“DFAST”) regulatory exercise.  Models were developed following a regression modeling approach in which relationships between portfolio-level loss rates and key economic indicators were derived based on historical behavior.  These models went through an extensive model specification and selection process that resulted in the use of certain variables, such as the unemployment rate and the Puerto Rico Economic Activity Index, which showed the highest predictive power of potential losses in the Corporation’s outstanding loan portfolio.

For large commercial and construction loan relationships, loan officers performed individual reviews of the storms’ effect on these borrowers sources of repayment. These large relationships, that represent 80% of the outstanding balance of the Corporation’s commercial and construction loan portfolio, were analyzed and divided into three storm-affected categories (i.e. Low, Medium, and High). Clients categorized as Low had no effect, or relatively insignificant effect, as a result of the storms. Clients in the Medium category had demonstrated that they have sufficient liquidity to satisfy their obligations, but the complexity of the insurance claim process may affect their primary or secondary source of repayment. Finally, clients categorized as High could potentially have problems with their primary or secondary sources of repayment as they have a higher degree of uncertainty with respect to the timing of the insurance claim resolution, and the full reestablishment of their businesses is highly dependent on the timely receipt of insurance proceeds. Reserve levels were then recognized for these loans based on this stratification. For loans in the Low category, no additional qualitative storm-related reserve was calculated. For loans in the Medium and High risk categories, the Corporation stressed the general reserve loss factors applicable to these loans to reflect higher default probabilities not reflected in the historical data.

This review also resulted in downgrades in the credit risk classification of certain loans and their reserves were determined following the methodology applicable to criticized and adversely classified loans, as appropriate.

For commercial and construction loans not individually reviewed, as well as residential and consumer loans, the estimated losses associated with the storms was determined following the above-described qualitative storm-related model with resulting loss factors applied to the overall performing balance of each portfolio.

The detailed review process applied to commercial and constructions loans was not logistically feasible for the residential mortgage and consumer loans. Residential and consumer loans are underwritten principally on income streams, with collateral viewed as a second source of repayment. The storms’ impact varies widely within the residential and consumer portfolio, with some individual borrowers experiencing the devastation of loss of both home and employment and others with both homes and jobs intact. Properties used as collateral generally require insurance minimizing the potential loss from property damages. In general, management followed the aforementioned described model for the determination of the qualitative storm- related allowance for these portfolios.

As a result of the aforementioned analyses, the Corporation recorded a provision of $71.3 million in 2017 associated with the storms. As of December 31, 2017, the storm-related allowance was $68.5 million (net of a $2.8 million charge-off taken in the fourth quarter of 2017), composed of $62.9 million for Puerto Rico and $5.6 million for the Virgin Islands. On a portfolio basis, the storm-related allowance as of December 31, 2017 was composed of: (i) $14.6 million for residential mortgage loans; (ii) $15.9 million for commercial and industrial loans; (iii) $12.1 million for commercial mortgage loans; (iv) $0.9 million for construction loans; and (v) a $25.0 million for consumer loans. As the Corporation acquires additional information on overall economic prospects in the storm-affected areas and the performance of consumer credits that had been under payment deferral programs and obtains further assessments of individual borrowers, the loss estimate will be revised as needed.

As of December 31, 2017, the Corporation maintained a $0.7 million reserve for unfunded loan commitments (2016 - $1.6 million), mainly related to outstanding commitments on floor plan revolving lines of credit. The reserve for unfunded loan commitments is an estimate of the losses inherent in off-balance sheet loan commitments to borrowers that are experiencing financial difficulties at the

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

balance sheet date. It is calculated by multiplying an estimated loss factor by an estimated probability of funding, and then by the period-end amounts for unfunded commitments. The reserve for unfunded loan commitments is included as part of accounts payable and other liabilities in the consolidated statements of financial condition and any changes to the reserve is included as part of non-interest expenses in the consolidated statements of income.

NOTE 11 – LOANS HELD FOR SALE

The Corporation’s loans held-for-sale portfolio as of the dates indicated was composed of:

	December 31,
	2017	2016
(In thousands)
Residential mortgage loans	$24,690	$41,927
Construction loans	8,290	8,079
Total	$32,980	$50,006

Non-performing loans held for sale totaled $8.3 million and $8.1 million as of December 31, 2017 and December 31, 2016, respectively.

NOTE 12 –  OTHER REAL ESTATE OWNED

The following table presents OREO inventory as of the dates indicated:

	December 31,
(In thousands)	2017	2016

OREO
OREO balances, carrying value:
Residential (1)	$54,381	$46,917
Commercial	82,871	78,698
Construction	10,688	12,066
Total	$147,940	$137,681

(1)

Excludes $21.3 million and $15.0 million as of December 31, 2017 and 2016, respectively, of foreclosures that meet the conditions of ASC 310-40 and are presented as a receivable (other assets) in the statement of financial condition.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

NOTE 13 – RELATED-PARTY TRANSACTIONS

The Corporation granted loans to its directors, executive officers, and certain related individuals or entities in the ordinary course of business. The movement and balance of these loans were as follows:

Amount
(In thousands)
Balance at December 31, 2015	$1,252

New loans	102
Payments	(146)
Other changes	-
Balance at December 31, 2016	1,208

New loans	65
Payments	(189)
Other changes	-
Balance at December 31, 2017	$1,084

These loans were made subject to the provisions of Regulation O-“Loans to Executive Officers, Directors and Principal Shareholders of Member Banks,” which governs the permissible lending relationships between a financial institution and its executive officers, directors, principal shareholders, their families and related interests.  Amounts related to changes in the status of those who are considered related parties are reported as other changes. There were no changes in the status of related parties during 2017 and 2016.

From time to time, the Corporation, in the ordinary course of its business, obtains services from related parties or makes contributions to non-profit organizations that have some association with the Corporation. Management believes the terms of such arrangements are consistent with arrangements entered into with independent third parties.

NOTE 14 – PREMISES AND EQUIPMENT

Premises and equipment comprise:

	Useful Life In Years	As of December 31,
		2017	2016
(Dollars in thousands)

Buildings and improvements	10-35	$132,008	$139,533
Leasehold improvements	1-10	53,866	60,605
Furniture and equipment	2-10	166,853	165,386
		352,727	365,524

Accumulated depreciation and amortization		(245,777)	(248,335)

		106,950	117,189
Land		24,640	25,279
Projects in progress		10,305	8,360
Total premises and equipment, net		$141,895	$150,828

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

     Depreciation and amortization expense amounted to $16.4 million, $17.6 million, and $21.1 million for the years ended December 31, 2017, 2016, and 2015, respectively.

    The Corporation identified impairment to several of its facilities and equipment in the areas affected by Hurricanes Irma and Maria. Losses related to the damaged facilities and equipment were charged against earnings in 2017, and included as a component of “Other non-interest income” in the consolidated statement of income. The losses were determined with information currently available as to carrying amounts of impaired assets and the extent of the damage sustained. Management has currently identified asset impairments of approximately $0.6 million as of December 31, 2017. If the sustained damage differs from the initial assessments, the result could cause additional charges for estimated losses in 2018. The Corporation maintains insurance policies for casualty losses that provide for replacement value coverage.

Management believes that recovery of asset impairments identified as of December 31, 2017 is probable.  As such, insurance recoveries of $0.6 million were recorded in 2017, also as a component of “Other non-interest income” in the consolidated statement of income, and the corresponding receivable was included as part of “Other assets” in the consolidated statement of financial condition as of December 31, 2017.

NOTE 15 – GOODWILL AND OTHER INTANGIBLES

Goodwill as of December 31, 2017 and 2016 amounted to $28.1 million, recognized as part of “Other Assets” in the consolidated statements of financial condition. The Corporation conducted its annual evaluation of goodwill and other intangibles during the fourth quarter of 2017. The Corporation’s goodwill is related to the acquisition of FirstBank Florida in 2005.

The Corporation bypassed the qualitative assessment in 2017 and proceeded directly to perform the first step of the two-step goodwill impairment test. The Step 1 evaluation of goodwill allocated to the Florida reporting unit under both valuation approaches (market and discounted cash flow analysis) indicated that the fair value of the unit was above the carrying amount of its equity book value as of the valuation date (October 1); therefore, the completion of Step 2 was not required. Based on the analyses under both the market and discounted cash flow approaches, the estimated fair value of the equity of the reporting unit exceeded the carrying amount of the entity, including goodwill at the evaluation date. Goodwill was not impaired as of December 31, 2017 or 2016, nor was any goodwill written off due to impairment during 2017, 2016, or 2015.

In connection with the acquisition of the FirstBank-branded credit card loan portfolio in the second quarter of 2012, the Corporation recognized a purchased credit card relationship intangible of $24.5 million, which is being amortized over the remaining estimated life of 3.9 years on an accelerated basis based on the estimated attrition rate of the purchased credit card accounts, which reflects the pattern in which the economic benefits of the intangible asset are consumed. These benefits are consumed as the revenue stream generated by the cardholder relationship is realized.

The core deposit intangible acquired in the February 2015 Doral Bank transaction amounted to $5.8 million ($3.7 million as of December 31, 2017 and $4.4 million as of December 31, 2016).

In the first quarter of 2016, FirstBank Insurance Agency acquired certain insurance customer accounts and related customer records and recognized an insurance customer relationship intangible of $1.1 million ($0.8 million as of December 31, 2017 and $0.9 million as of December 31, 2016), which is being amortized over the next 5.0 years on a straight-line basis. The acquired accounts have a direct relationship to the previous mortgage loan portfolio acquisitions from Doral Bank and Doral Financial in 2015 and 2014.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following table shows the gross amount and accumulated amortization of the Corporation’s intangible assets recognized as part of Other Assets in the consolidated statements of financial condition:
	As of
	December 31,
	2017	2016
(Dollars in thousands)
Core deposit intangible:
Gross amount, beginning of period	$51,664	$51,664
Accumulated amortization (1)	(46,186)	(44,466)
Net carrying amount	$5,478	$7,198

Remaining amortization period	7.0 years	8.1 years

Purchased credit card relationship intangible:
Gross amount	$24,465	$24,465
Accumulated amortization (2)	(16,465)	(13,934)
Net carrying amount	$8,000	$10,531

Remaining amortization period	3.9 years	5 years

Insurance customer relationship intangible:
Gross amount	$1,067	$1,067
Accumulated amortization (3)	(292)	(140)
Net carrying amount	$775	$927

Remaining amortization period	5.0 years	6.1 years

(1) For the years ended December 31, 2017 and 2016, the amortization expense of core deposit intangibles amounted to $1.7 million and $2.0 million, respectively.
(2) For the years ended December 31, 2017 and 2016, the amortization expense of the purchased credit card relationship intangible amounted to $2.5 million and $2.8 million, respectively.
(3) For the years ended December 31, 2017 and 2016, the amortization expense of the insurance customer relationship intangible amounted to $0.2 million and $0.1 million, respectively.

The estimated aggregate annual amortization expense related to the intangible assets for future periods is as follows:
Amount
(In thousands)
2018	$3,591
2019	3,088
2020	2,851
2021	2,658
2022	915
2023 and after	1,150

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

NOTE 16 – NON CONSOLIDATED VARIABLE INTEREST ENTITIES AND SERVICING ASSETS

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

Below is a summary of transfers of financial assets to VIEs for which the Corporation has retained some level of continuing involvement:

GNMA

The Corporation typically transfers first lien residential mortgage loans in conjunction with GNMA securitization transactions in which the loans are exchanged for cash or securities that are readily redeemed for cash proceeds and servicing rights. The securities issued through these transactions are guaranteed by the issuer and, as such, under seller/servicer agreements, the Corporation is required to service the loans in accordance with the issuers’ servicing guidelines and standards. As of December 31, 2017, the Corporation serviced loans securitized through GNMA with a principal balance of $1.6 billion.

Trust Preferred Securities

In 2004, FBP Statutory Trust I, a financing trust that is wholly owned by the Corporation, sold to institutional investors $100 million of its variable-rate trust-preferred securities. The proceeds of the issuance, together with the proceeds of the purchase by the Corporation of $3.1 million of FBP Statutory Trust I variable-rate common securities, were used by FBP Statutory Trust I to purchase $103.1 million aggregate principal amount of the Corporation’s Junior Subordinated Deferrable Debentures. Also in 2004, FBP Statutory Trust II, a financing trust that is wholly owned by the Corporation, sold to institutional investors $125 million of its variable-rate trust-preferred securities. The proceeds of the issuance, together with the proceeds of the purchase by the Corporation of $3.9 million of FBP Statutory Trust II variable-rate common securities, were used by FBP Statutory Trust II to purchase $128.9 million aggregate principal amount of the Corporation’s Junior Subordinated Deferrable Debentures. The debentures are presented in the Corporation’s consolidated statements of financial condition as Other Borrowings, net of related issuance costs. The variable-rate trust-preferred securities are fully and unconditionally guaranteed by the Corporation. The Junior Subordinated Deferrable Debentures issued by the Corporation in April 2004 and in September 2004 mature on June 17, 2034 and September 20, 2034, respectively; however, under certain circumstances, the maturity of Junior Subordinated Deferrable Debentures may be shortened (such shortening would result in a mandatory redemption of the variable rate trust-preferred securities).

During the third quarter of 2017, the Corporation completed the repurchase of $7.3 million of trust preferred securities of the FBP Statutory Trust I that were offered to the Corporation by an investment banking firm. The Corporation repurchased and cancelled the repurchased trust preferred securities, resulting in a commensurate reduction in the related Floating Rate Junior Subordinated Debenture. The Corporation’s purchase price equated to 81% of the $7.3 million par value. The 19% discount, plus accrued interest, resulted in a gain of approximately $1.4 million, which is reflected in the consolidated statement of income as a “Gain on early extinguishment of debt.” In a separate transaction, during the first quarter of 2016, the Corporation completed the repurchase of $10 million of trust-preferred securities of the FBP Statutory Trust II that were auctioned in a public sale at which the Corporation was invited to participate. The Corporation repurchased and cancelled the repurchased trust-preferred securities, resulting in a commensurate reduction in the related Junior Subordinated Deferrable Debentures. The Corporation’s winning bid equated to 70% of the $10 million par value. The 30% discount, plus accrued interest, resulted in a gain of approximately $4.2 million, which is also reflected in the consolidated statement of income as a “Gain on early extinguishment of debt.” During the second quarter of 2015, the Corporation issued 852,831 shares of the Corporation’s common stock in exchange for $5.3 million of trust-preferred securities (FBP Statutory Trust I), which enabled the Corporation to cancel $5.5 million of the carrying value of the debentures underlying the purchased trust-preferred securities.

The Collins Amendment to the Dodd-Frank Wall Street Reform and Consumer Protection Act eliminates certain trust-preferred securities from Tier 1 Capital; however, these instruments may remain in Tier 2 capital until the instruments are redeemed or mature. Under the indentures, the Corporation has the right, from time to time, and without causing an event of default, to defer payments of interest on the Junior Subordinated Deferrable Debentures by extending the interest payment period at any time and from time to time during the term of the subordinated debentures for up to twenty consecutive quarterly periods. During the second quarter of 2016, the

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Corporation received approval from the Federal Reserve and paid $31.2 million for all of the accrued but deferred interest payments plus the interest for the second quarter of 2016 on the Corporation’s subordinated debentures associated with its trust preferred securities. Subsequently, the Corporation has received quarterly approvals and made scheduled quarterly interest payments.  As of December 31, 2017, the Corporation is current on all interest payments due on its subordinated debt. On October 2017, the Federal Reserve Bank of New York terminated the formal written agreement (the “Written Agreement”) entered into on June 3, 2010 between the Corporation and the Reserve Bank. However, the Corporation has agreed with the its regulators to continue to obtain approval before paying dividends, receiving dividends from the Bank, making payments on subordinated debt or trust-preferred securities, incurring or guaranteeing debt or purchasing or redeeming any corporate stock. The Corporation has already received approval to make the subordinated debentures quarterly payment for March 31, 2018. During the first quarter of 2018, the Corporation repurchased $23.8 million in trust-preferred securities that had been issued by FBP Statutory Trust II. The transaction is described in more detail in Note 36 – Subsequent Events.

Grantor Trusts

During 2004 and 2005, an unaffiliated party, referred to in this subsection as the seller, established a series of statutory trusts to effect the securitization of mortgage loans and the sale of trust certificates. The seller initially provided the servicing for a fee, which is senior to the obligations to pay trust certificate holders. The seller then entered into a sales agreement through which it sold and issued the trust certificates in favor of the Corporation’s banking subsidiary. Currently, the Bank is the sole owner of the trust certificates; the servicing of the underlying residential mortgages that generate the principal and interest cash flows is performed by another third party, which receives a servicing fee. The securities are variable rate securities indexed to 90-day LIBOR plus a spread. The principal payments from the underlying loans are remitted to a paying agent (servicer), who then remits interest to the Bank; interest income is shared to a certain extent with the FDIC, which has an interest only strip (“IO”) tied to the cash flows of the underlying loans and is entitled to receive the excess of the interest income less a servicing fee over the variable rate income that the Bank earns on the securities. This IO is limited to the weighted-average coupon on the securities. The FDIC became the owner of the IO upon its intervention of the seller, a failed financial institution. No recourse agreement exists and the risks from losses on non-accruing loans and repossessed collateral are absorbed by the Bank as the sole holder of the certificates.  As of December 31, 2017, the amortized cost and fair value of the Grantor Trusts amounted to $22.8 million and $17.1 million, respectively, with a weighted-average yield of 2.44%.

Investment in unconsolidated entity

On February 16, 2011, FirstBank sold an asset portfolio consisting of performing and non-performing construction, commercial mortgage and commercial and industrial loans with an aggregate book value of $269.3 million to CPG/GS, an entity organized under the laws of the Commonwealth of Puerto Rico and majority owned by PRLP Ventures LLC ("PRLP"), a company created by Goldman, Sachs & Co. and Caribbean Property Group.  In connection with the sale, the Corporation received $88.5 million in cash and a 35% interest in CPG/GS, and made a loan in the amount of $136.1 million representing seller financing provided by FirstBank. The loan has a seven-year maturity bears variable interest at 30-day LIBOR plus 300 basis points and is secured by a pledge of all of the acquiring entity's assets as well as PRLP's 65% ownership interest in CPG/GS. As of December 31, 2017, the carrying amount of the loan was $4.0 million, which was included in the Corporation's commercial and industrial loans held-for-investment portfolio. FirstBank’s equity interest in CPG/GS is accounted for under the equity method. When applying the equity method, the Bank follows the Hypothetical Liquidation Book Value method (“HLBV”) to determine its share of CPG/GS’s earnings or loss. The loss recorded in 2014 reduced to zero the carrying amount of the Bank’s investment in CPG/GS. No negative investment needs to be reported as the Bank has no legal obligation or commitment to provide further financial support to this entity; thus, no further losses have been or will be recorded on this investment. Any potential increase in the carrying value of the investment in CPG/GS, under the HLBV method would depend upon how better off the Bank is at the end of the period than it was at the beginning of the period after the waterfall calculation performed to determine the amount of gain allocated to the investors.

FirstBank also provided an $80 million advance facility to CPG/GS to fund unfunded commitments and costs to complete projects under construction, which was fully disbursed in 2011, and a $20 million working capital line of credit to fund certain expenses of CPG/GS. The working capital line expired in September 2016. During 2012, CPG/GS repaid the outstanding balance of the advance facility to fund unfunded commitments, and the funds became available for rewithdrawal under a one-time revolver agreement. This facility loan bears variable interest at 30-day LIBOR plus 300 basis points. As of December 31, 2017, the carrying value of the revolver agreement was $6.7 million, which was included in the Corporation's commercial and industrial loans held for investment portfolio.

Cash proceeds received by CPG/GS have been first used to cover operating expenses and debt service payments, including those related to the note receivable and the advance facility described above, which must be substantially repaid before proceeds can be used for other purposes, including the return of capital to both PRLP and FirstBank. FirstBank will not receive any return on its equity

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

	The changes in servicing assets for the indicated years are shown below:

		Year Ended December 31,
		2017	2016	2015
	(In thousands)
	Balance at beginning of year	$26,244	$24,282	$22,838
	Capitalization of servicing assets	3,318	5,260	4,919
	Amortization	(3,091)	(3,229)	(3,159)
	Adjustment to fair value	(1,611)	(325)	(228)
	Other (1)	395	256	(88)
	Balance at end of year	$25,255	$26,244	$24,282

(1)	Amount represents the adjustment to fair value related to the repurchase of loans serviced for others.

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

Changes in the impairment allowance were as follows:

	Year ended December 31,
	2017	2016	2015
(In thousands)
Balance at beginning of year	$461	$136	$55
Temporary impairment charges	1,611	466	285
OTTI of servicing assets	(621)	-	(147)
Recoveries	-	(141)	(57)
Balance at end of year	$1,451	$461	$136

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The components of net servicing income are shown below:

	Year ended December 31,
	2017	2016	2015
(In thousands)
Servicing fees	$7,630	$7,606	$7,211
Late charges and prepayment penalties	405	674	765
Adjustment for loans repurchased	395	256	(88)
Other (1)	(35)	(1)	(161)
Servicing income, gross	8,395	8,535	7,727
Amortization and impairment of servicing assets	(4,702)	(3,554)	(3,387)
Servicing income, net	$3,693	$4,981	$4,340

(1) Mainly consisted of compensatory fees imposed by GSEs.

    The Corporation’s servicing assets are subject to prepayment and interest rate risks. Key economic assumptions used in determining the fair value at the time of the sale of the related mortgages ranged as follows:

	Maximum	Minimum
2017:
Constant prepayment rate:
Government-guaranteed mortgage loans	6.2%	6.0%
Conventional conforming mortgage loans	6.7%	6.3%
Conventional non-conforming mortgage loans	9.5%	9.1%
Discount rate:
Government-guaranteed mortgage loans	12.0%	12.0%
Conventional conforming mortgage loans	10.0%	10.0%
Conventional non-conforming mortgage loans	14.3%	14.3%

2016:
Constant prepayment rate:
Government-guaranteed mortgage loans	7.6%	5.9%
Conventional conforming mortgage loans	8.0%	6.3%
Conventional non-conforming mortgage loans	14.1%	9.3%
Discount rate:
Government-guaranteed mortgage loans	12.0%	11.5%
Conventional conforming mortgage loans	10.0%	9.5%
Conventional non-conforming mortgage loans	14.3%	13.8%

2015:
Constant prepayment rate:
Government-guaranteed mortgage loans	9.2%	7.8%
Conventional conforming mortgage loans	9.0%	7.9%
Conventional non-conforming mortgage loans	14.4%	12.9%
Discount rate:
Government-guaranteed mortgage loans	11.5%	11.5%
Conventional conforming mortgage loans	9.5%	9.5%
Conventional non-conforming mortgage loans	13.8%	13.8%

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The weighted-averages of the key economic assumptions used by the Corporation in its valuation model and the sensitivity of the current fair value to immediate 10% and 20% adverse changes in those assumptions for mortgage loans as of December 31, 2017 were as follows:

(Dollars in thousands)
Carrying amount of servicing assets	$25,255
Fair value	$29,368
Weighted-average expected life (in years)	8.23

Constant prepayment rate (weighted-average annual rate)	6.30%
Decrease in fair value due to 10% adverse change	$746
Decrease in fair value due to 20% adverse change	$1,460

Discount rate (weighted-average annual rate)	11.23%
Decrease in fair value due to 10% adverse change	$1,234
Decrease in fair value due to 20% adverse change	$2,365

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

NOTE 17 – DEPOSITS AND RELATED INTEREST

The following table summarizes deposit balances as of the dates indicated:
	December 31,
	2017	2016
(In thousands)

Type of account and interest rate:
Non-interest-bearing checking accounts	$1,833,665	$1,484,155
Interest-bearing savings accounts - 0.05% to 0.40% (2016- 0.05% to 0.40%)	2,401,385	2,518,496
Interest-bearing checking accounts - 0.05% to 1.00%
(2016- 0.05% to 1.00%)	1,207,511	1,075,929
Certificates of deposit- 0.10% to 4.00% (2016- 0.10% to 4.00%)	2,429,585	2,312,928
Brokered certificates of deposit- 0.85% to 2.80% (2016- 0.60% to 2.80%)	1,150,485	1,439,697
	$9,022,631	$8,831,205

The weighted-average interest rate on total interest-bearing deposits as of December 31, 2017 and 2016 was 0.97% and 0.86%, respectively.

As of December 31, 2017, the aggregate amount of unplanned overdrafts of demand deposits that were reclassified as loans amounted to $1.7 million (2016 - $1.0 million). Pre-arranged overdrafts lines of credit amounted to $15.2 million as of December 31, 2017 (2016- $32.9 million).

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following table presents the contractual maturities of CDs, including brokered CDs, as of December 31, 2017:

Total
(In thousands)

Three months or less	$537,114
Over three months to six months	500,020
Over six months to one year	928,613
Over one year to two years	896,331
Over two years to three years	294,459
Over three years to four years	229,232
Over four years to five years	187,463
Over five years	6,838
Total	$3,580,070

As of December 31, 2017, CDs in denominations of $100,000 or higher amounted to $2.8 billion (2016 - $3.0 billion) including brokered CDs of $1.2 billion (2016 - $1.4 billion) at a weighted-average rate of 1.50% (2016 – 1.18%) issued to deposit brokers in the form of large certificates of deposits that are generally participated out by brokers in shares of less than the FDIC insurance limit.  As of December 31, 2017, unamortized broker placement fees amounted to $2.2 million (2016 - $2.6 million), which are amortized over the contractual maturity of the brokered CDs under the interest method.

Brokered CDs mature as follows:

December 31,
2017
(In thousands)

Three months or less	$194,703
Over three months to six months	133,093
Over six months to one year	329,077
One to three years	360,566
Three to five years	131,666
Over five years	1,380
Total	$1,150,485

As of December 31, 2017, deposit accounts issued to government agencies amounted to $652.0 million (2016 — $563.7 million). These deposits in Puerto Rico and the U.S. Virgin Islands are insured by the FDIC up to the applicable limits, generally $250,000. The uninsured portions were collateralized by securities and loans with an amortized cost of $562.5 million (2016 — $583.9 million) and an estimated market value of $542.9 million (2016 — $521.3 million). As of December 31, 2017, the Corporation had $490.3 million of government deposits in Puerto Rico (2016 — $408.8 million) and $161.7 million in the Virgin Islands (2016 — $154.9 million).

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

A table showing interest expense on deposits follows:
	Year Ended December 31,
	2017	2016	2015
(In thousands)
Interest-bearing checking accounts	$4,566	$4,914	$5,440
Savings	12,520	12,392	13,660
Certificates of deposit	30,277	28,068	25,246
Brokered certificates of deposit	19,174	21,928	24,904
Total	$66,537	$67,302	$69,250

The total interest expense on deposits includes the amortization of broker placement fees related to brokered CDs amounting to $1.9 million, $2.9 million, and $4.6 million for 2017, 2016 and 2015, respectively. For 2017, 2016 and 2015, includes $0.1 million, $0.2 million and $0.6 million, respectively, for the accretion of premiums related to time deposits assumed in the Doral Bank transaction in 2015.

NOTE 18 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

   Securities sold under agreements to repurchase (repurchase agreements) consist of the following:

		December, 31
		2017	2016
	(Dollars in thousands)

	Shot-term fixed-rate repurchase agreement with a rate of 1.53%	$100,000	$-
	Long -term fixed-rate repurchase agreements, interest ranging from 1.96% to 2.26%
	(December 31, 2016: 1.96% to 2.83%) (1)(2)	200,000	300,000
		$300,000	$300,000

(1)	Reported net of securities purchased under agreements to repurchase (reverse repurchase agreements) by counterparty, when applicable, pursuant to ASC 210-20-45-11.

(2)

As of December 31, 2017, includes $200 million with an average rate of 2.11% that lenders have the right to call before their contractual maturities at various dates beginning on February 6, 2018. Subsequent to December 31, 2017, no lender has exercised its call option on repurchase agreements.

The weighted-average interest rates on repurchase agreements as of December 31, 2017 and 2016 were 1.92% and 2.35%, respectively. Accrued interest payable on repurchase agreements amounted to $1.8 million and $1.9 million as of December 31, 2017 and 2016, respectively.

Repurchase agreements mature as follows:

December 31, 2017
(In thousands)

Less than one month	$100,000
Over four to five years	200,000
Total	$300,000

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following securities were sold under agreements to repurchase:

	December 31, 2017
	Amortized		Approximate	Weighted
	Cost of		Fair Value	Average
	Underlying	Balance of	of Underlying	Interest Rate
Underlying Securities	Securities	Borrowing	Securities	of Security
(In thousands)

U.S. government-sponsored agencies	$132,637	$127,801	$131,271	1.39%
Mortgage-backed securities	222,325	172,199	218,852	2.29%

Total	$354,962	$300,000	$350,123

Accrued interest receivable	$1,060

	December 31, 2016
	Amortized		Approximate	Weighted
	Cost of		Fair Value	Average
	Underlying	Balance of	of Underlying	Interest Rate
Underlying Securities	Securities	Borrowing	Securities	of Security
(In thousands)

U.S. government-sponsored agencies	$126,205	$123,175	$125,417	1.30%
Mortgage-backed securities	215,352	176,825	213,973	2.20%

Total	$341,557	$300,000	$339,390

Accrued interest receivable	$1,400

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The maximum aggregate balance outstanding at any month-end during 2017 was $300 million (2016 — $700 million). The average balance during 2017 was $300 million (2016 — $616.4 million). The weighted-average interest rate during 2017 and 2016 was 3.64% and 3.28%, respectively.

As of December 31, 2017 and 2016, the securities underlying such agreements were delivered to the dealers with which the repurchase agreements were transacted.

Repurchase agreements as of December 31, 2017, grouped by counterparty, were as follows:

(Dollars in thousands)		Weighted-Average
Counterparty	Amount	Maturity (In Months)

Citigroup Global Markets	$100,000	1
JP Morgan Chase	200,000	49
	$300,000

NOTE 19 – ADVANCES FROM THE FEDERAL HOME LOAN BANK (FHLB)

The following is a summary of the advances from the FHLB:

	December 31,	December 31,
	2017	2016

(In thousands)

Short-term fixed-rate advances from FHLB, with a weighted-average
interest rate of 0.78% as of December 31, 2016	$-	$170,000
Long-term fixed-rate advances from FHLB, with a weighted-average
interest rate of 1.91% (December 31, 2016 - 1.49%)	715,000	500,000
	$715,000	$670,000

Advances from FHLB mature as follows:

December 31,
2017
(In thousands)

Over six months to one year	$95,000
Over one to three years	300,000
Over three to five years	320,000
Total	$715,000

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

     Advances are received from the FHLB under an Advances, Collateral Pledge, and Security Agreement (the “Collateral Agreement”). Under the Collateral Agreement, the Corporation is required to maintain a minimum amount of qualifying mortgage collateral with a market value of generally 125% or higher than the outstanding advances. As of December 31, 2017, the estimated value of specific mortgage loans pledged as collateral amounted to $1.4 billion (2016 — $1.4 billion), as computed by the FHLB for collateral purposes. The carrying value of such loans as of December 31, 2017 amounted to $1.7 billion (2016 — $1.7 billion). As of December 31, 2017, the Corporation had additional capacity of approximately $683.6 million on this credit facility based on collateral pledged at the FHLB, including a haircut reflecting the perceived risk associated with the collateral. Haircut refers to the percentage by which an asset’s market value is reduced for the purpose of collateral levels. Advances may be repaid prior to maturity, in whole or in part, at the option of the borrower upon payment of any applicable fee specified in the contract governing such advance. In calculating the fee, due consideration is given to (i) all relevant factors, including, but not limited to, any and all applicable costs of repurchasing and/or prepaying any associated liabilities and/or hedges entered into with respect to the applicable advance; (ii) the financial characteristics, in their entirety, of the advance being prepaid; and (iii), in the case of adjustable-rate advances, the expected future earnings of the replacement borrowing as long as the replacement borrowing is at least equal to the original advance’s par amount and the replacement borrowing’s tenor is at least equal to the remaining maturity of the prepaid advance.

NOTE 20 – OTHER BORROWINGS

 Other borrowings, as of the indicated dates, consist of:

	December 31,	December 31,
(In thousands)	2017	2016
Junior subordinated debentures due in 2034,
interest-bearing at a floating rate of 2.75%
over 3-month LIBOR (4.35% as of December 31, 2017
and 3.74% as of December 31, 2016) (1)	$90,078	$97,630
Junior subordinated debentures due in 2034,
interest-bearing at a floating rate of 2.50%
over 3-month LIBOR (4.12% as of December 31, 2017
and 3.50% as of December 31, 2016)	118,557	118,557
	$208,635	$216,187

(1)

Refer to Note 16 - "Non-Consolidated Variable Interest Entities and Servicing Assets - Trust Preferred Securities" for additional information about the Corporation's repurchase and cancellation of $7.3 million of trust-preferred securities associated with these junior subordinated debentures.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

NOTE 21 – EARNINGS PER COMMON SHARE

The calculation of earnings per common share for the years ended December 31, 2017, 2016, and 2015 are as follows:

	Year Ended December 31,

	2017	2016	2015
(In thousands, except per share information)
Net income	$66,956	$93,229	$21,297
Less: Preferred stock dividends	(2,676)	(223)	-
Net income attributable to common stockholders	$64,280	$93,006	$21,297
Weighted-Average Shares:
Average common shares outstanding	213,963	212,818	211,457
Average potential dilutive common shares	2,155	2,976	1,514
Average common shares outstanding - assuming dilution	216,118	215,794	212,971

Earnings per common share:

Basic	$0.30	$0.44	$0.10

Diluted	$0.30	$0.43	$0.10

____________

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

Potential dilutive common shares consist of common stock issuable under the assumed exercise of stock options, unvested shares of restricted stock that do not contain non-forfeitable dividend rights, and outstanding warrants using the treasury stock method. This method assumes that the potential dilutive common shares are issued and outstanding and the proceeds from the exercise, in addition to the amount of compensation cost attributable to future services, are used to purchase common stock at the exercise date. The difference between the number of potential dilutive shares issued and the shares purchased is added as incremental shares to the actual number of shares outstanding to compute diluted earnings per share. Stock options, unvested shares of restricted stock that do not contain non-forfeitable dividend rights, and outstanding warrants that result in lower potential dilutive shares issued than shares purchased under the treasury stock method are not included in the computation of dilutive earnings per share since their inclusion would have an antidilutive effect on earnings per share. Stock options not included in the computation of outstanding shares because they were antidilutive amounted to 34,989, and 69,848 as of December 31, 2016 and 2015, respectively.  There were no stock options outstanding as of December 31, 2017.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

NOTE 22 – STOCK-BASED COMPENSATION

As of January 21, 2017, the Corporation’s 1997 stock option plan expired and no additional awards could be granted under that plan. All outstanding awards granted under this plan continued in full force and effect thereafter, subject to their original terms. During the first quarter of 2017, all of the remaining outstanding awards granted under the 1997 stock option plan expired.

The activity of stock options granted under the 1997 stock option plan for the year ended December 31, 2017 is set forth below:

			Weighted-Average	Aggregate
			Remaining	Intrinsic
	Number of	Weighted-Average	Contractual Term	Value
	Options	Exercise Price	(Years)	(In thousands)

Beginning of year outstanding and exercisable	34,989	$138.00
Options expired	(34,989)	(138.00)
End of year outstanding and exercisable	-	$-	-	$-

On May 24, 2016, the Corporation’s stockholders approved the amendment and restatement of the First BanCorp. Omnibus Incentive Plan, as amended (the “Omnibus Plan”), to, among other things, increase the number of shares of common stock reserved for issuance under the Omnibus Plan, extend the term of the Omnibus Plan to May 24, 2026 and re-approve the material terms of the performance goals under the Omnibus Plan for purposes of Section 162(m) of the U.S. Internal Revenue Code of 1986, as amended. The Omnibus Plan provides for equity-based compensation incentives (the “awards”) through the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, cash-based awards and other stock-based awards. The Omnibus Plan authorizes the issuance of up to 14,169,807 shares of common stock, subject to adjustments for stock splits, reorganizations and other similar events.  As of December 31, 2017, 7,558,450 authorized shares of common stock were available for issuance under the Omnibus Plan. The Corporation’s Board of Directors, based on the recommendation of the Corporation’s Compensation and Benefits Committee, has the power and authority to determine those eligible to receive awards and to establish the terms and conditions of any awards, subject to various limits and vesting restrictions that apply to individual and aggregate awards.

Under the Omnibus Plan, during 2017, the Corporation awarded to its independent directors 148,424 shares of restricted stock that are subject to a one-year vesting period. In addition, during 2017, the Corporation awarded 951,332 shares of restricted stock to employees subject to a vesting period of 2 years.  Included in those 951,332 shares of restricted stock were 838,332 shares granted in the first quarter of 2017 to certain senior officers consistent with the requirements of the Troubled Asset Relief Program (“TARP”) Interim Final Rule, which permits TARP recipients to grant “long-term restricted stock” without violating the prohibition on paying or accruing a bonus payment, subject to limits on value and certain vesting and non-transferability requirements. On May 10, 2017, the United States Department of the Treasury (the “U.S. Treasury”) announced that it had sold all of its remaining 10,291,553 shares of the Corporation’s common stock. As a result of the U.S. Treasury’s sale, the Corporation is no longer subject to the compensation-related restrictions under TARP, which substantially limited the Corporation’s ability to award short-term and long-term incentives to the Corporation’s executives, and the Corporation’s senior officers are no longer subject to the transferability restrictions on their shares of restricted stock. However, since the U.S. Treasury did not recover the full amount of its original investment under TARP, the senior officers forfeited 2,370,571 of their outstanding shares of restricted stock, resulting in a reduction in the number of common shares outstanding. The U.S. Treasury continues to hold a warrant to purchase 1,285,899 shares of the Corporation’s common stock.

In 2017, prior to the U.S Treasury’s sale of its shares, the Corporation accounted for the restricted stock subject to TARP requirements at a discount from the market price at the date of the grant. For these 838,332 shares of restricted stock, the market price was discounted assuming that 50% of the shares of restricted stock would become freely transferable and the remaining 50% would be forfeited, resulting in a fair value of $2.71 for each share of restricted stock granted under TARP requirements. Since the assumption was correct, the forfeiture resulting from the U.S. Treasury’s sale did not have an impact on the Corporation’s operating results. Also, the Corporation used empirical data to estimate employee terminations; separate groups of employees that have similar historical exercise behavior were considered separately for valuation purposes.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following table summarizes the restricted stock activity in 2017 under the Omnibus Plan:

	2017
	Number of	Weighted-
	shares of	Average
	restricted	Grant Date
	stock	Fair Value

Non-vested shares at beginning of year	4,178,791	$2.58
Granted	1,099,756	3.31
Forfeited (1)	(2,411,223)	2.33
Vested (2)	(1,050,356)	3.57
Non-vested shares at end of year	1,816,968	$2.76

(1)

Includes 2,370,571 of outstanding shares of restricted stock, subject to TARP requirements, that were forfeited as a result of the U.S. Treasury's sale of its remaining shares of the Corporation's common stock.

(2)	Includes 743,021 shares of restricted stock released from TARP restrictions.

For the years ended December 31, 2017, 2016 and 2015, the Corporation recognized $4.0 million, $3.9 million and $3.8 million, respectively, of stock-based compensation expense related to restricted stock awards. As of December 31, 2017, there was $3.0 million of total unrecognized compensation cost related to nonvested shares of restricted stock. The weighted average period over which the Corporation expects to recognize such cost is 1.0 year.

In 2016, the Corporation awarded (i) 130,873 shares of restricted stock to its independent directors subject to a one-year vesting period and (ii) 1,794,702 shares of restricted stock to employees subject to vesting periods that ranged from 2 to 3 years. Included in those 1,794,702 shares of restricted stock were 1,546,137 shares granted to certain senior officers consistent with the requirements of TARP. As explained above, the Corporation is no longer subject to the compensation-related restrictions under TARP as a result of the U.S. Treasury’s sale of its remaining shares of the Corporation’s common stock.

The fair value of the shares of restricted stock granted in 2016 was based on the market price of the Corporation’s outstanding common stock on the date of the grant. For the 1,546,137 shares of restricted stock granted under the TARP requirements, the market price was discounted due to the post-vesting restrictions. For purposes of determining the awards’ fair value, the Corporation assumed that 50% of the shares of restricted stock would become freely transferable and the remaining 50% would be forfeited, resulting in a fair value of  $1.43 for restricted shares granted under the TARP requirements.

Stock-based compensation accounting guidance requires the Corporation to reverse compensation expense for any awards that are forfeited due to employee or director turnover. Quarterly changes in the estimated forfeiture rate may have a significant effect on stock-based compensation, as the effect of adjusting the rate for all expense amortization is recognized in the period in which the forfeiture estimate is changed.  If the actual forfeiture rate is higher than the estimated forfeiture rate, then an adjustment is made to increase the estimated forfeiture rate, which will result in a decrease in the expense recognized in the financial statements.  If the actual forfeiture rate is lower than the estimated forfeiture rate, an adjustment is made to decrease the estimated forfeiture rate, which will result in an increase in the expense recognized in the financial statements. The estimated forfeiture rate did not change as a result of the restricted shares forfeited in connection with the aforementioned U.S. Treasury’s sale of the Corporation’s common stock. Approximately $48 thousand of compensation expense was reversed during 2017 related to forfeitures upon resignation of two of the Corporation’s independent directors.

Also, under the Omnibus Plan, effective April 1, 2013, the Corporation’s Board of Directors determined to increase the salary amounts paid to certain executive officers primarily by paying the increased salary amounts in the form of shares of the Corporation’s common stock, instead of cash. During 2017, the Corporation issued 582,193 shares of common stock (2016 – 755,223 shares) with a weighted-average market value of $5.64 (2016 - $3.96 market value) as salary stock compensation. This resulted in compensation expense of $3.3 million recorded in 2017 (2016 – $3.0 million).

During 2017, the Corporation withheld 195,789 shares (2016 – 226,261 shares) from the common stock paid to certain senior officers as additional compensation and 243,102 shares of restricted stock that vested during 2017 (2016- 65,498 shares) to cover employees’ payroll and income tax withholding liabilities; these shares are held as treasury shares. The Corporation paid any fractional share of salary stock that the officer was entitled to in cash. In the consolidated financial statements, the Corporation treats shares withheld for tax purposes as common stock repurchases.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

On June 29, 2017, upon the recommendation of the Corporation’s Compensation and Benefits Committee, the Corporation’s Board of Directors  approved a new executive compensation program that, as of July 1, 2017, applies to the Corporation’s executive officers as a result of the aforementioned sale by the U.S. Treasury of its remaining shares of the Corporation’s common stock. The new compensation program for executive officers maintained the same levels of cash salary through calendar year 2017. The payment of additional salary amounts currently paid in the form of stock will continue through the second quarter of 2018 and will be eliminated at such time.

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

The first awards of performance shares are expected to be made in March 2018.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

NOTE 23 – STOCKHOLDERS’ EQUITY

Common Stock

As of December 31, 2017 and 2016, the Corporation had 2,000,000,000 authorized shares of common stock with a par value of $0.10 per share. As of December 31, 2017 and 2016, there were 220,382,343 and 218,700,394 shares issued, respectively, and 216,278,040 and 217,446,205, shares outstanding, respectively. Refer to Note 22 – Stock-based compensation, for information about transactions related to common stock under the Omnibus Plan.

On May 10, 2017, the U.S. Treasury announced that it sold all of its remaining 10,291,553 shares of the Corporation’s common stock. Since the U.S. Treasury did not recover the full amount of its original investment under TARP, 2,370,571 outstanding restricted shares held by the Corporation’s employees were forfeited, resulting in a reduction in the number of common shares outstanding.

On December 5, 2016, a secondary offering of the Corporation’s common stock was completed by certain of the Corporation’s existing stockholders. Funds affiliated with Thomas H. Lee Partners, L.P. (“THL”) sold 9 million shares of common stock, and funds managed by Oaktree Capital Management (“Oaktree”) sold 9 million shares of common stock. In addition, the underwriters exercised their option to purchase an additional 2.7 million shares of common stock from the selling stockholders. Also, on February 7, 2017, THL and Oaktree sold 20 million shares (10 million shares each) of the Corporation’s common stock.  Subsequently, the underwriters exercised their option to purchase an additional 3 million shares of the Corporation’s common stock from the selling stockholders.  Finally, on August 3, 2017, THL and Oaktree participated in another secondary offering of the Corporation’s common stock in which they sold an aggregate of 20 million shares (10 million shares each) of common stock. The Corporation did not receive any proceeds from these offerings.  As of December 31, 2017, each of THL and Oaktree owned less than 5% of the Corporation’s common stock.

During the second quarter of 2015, the Corporation issued 852,831 shares of its common stock in exchange for trust-preferred securities with a liquidation value of $5.3 million. As a result of this transaction, common stock increased by $85 thousand, which represents the par value of the shares issued. Also, additional paid-in capital increased by the excess of the common stock fair value over the par value, or $5.5 million.

Preferred Stock

The Corporation has 50,000,000 authorized shares of preferred stock with a par value of $1.00, redeemable at the Corporation’s option, subject to certain terms. This stock may be issued in series and the shares of each series have such rights and preferences as are fixed by the Board of Directors when authorizing the issuance of that particular series. As of December 31, 2017, the Corporation has five outstanding series of non-convertible, non-cumulative preferred stock: 7.125% non-cumulative perpetual monthly income preferred stock, Series A; 8.35% non-cumulative perpetual monthly income preferred stock, Series B; 7.40% non-cumulative perpetual monthly income preferred stock, Series C; 7.25% non-cumulative perpetual monthly income preferred stock, Series D; and 7.00% non-cumulative perpetual monthly income preferred stock, Series E. The liquidation value per share is $25.

Effective January 17, 2012, the Corporation delisted all of its outstanding series of non-convertible, non-cumulative preferred stock from the New York Stock Exchange. The Corporation has not arranged for listing and/or registration on another national securities exchange or for quotation of the Series A through E Preferred Stock in a quotation medium. In December 2016, for the first time since July 2009, the Corporation paid dividends on its non-cumulative perpetual monthly income preferred stock, after receiving regulatory approval. Since then, the Corporation has continued to paid monthly dividend payments on the non-cumulative perpetual monthly income preferred stock. The Corporation has received regulatory approval to pay the monthly dividends on the Corporation’s Series A through E Preferred Stock through March 2018.

On October 3, 2017, the Federal Reserve terminated the Written Agreement entered to on June 3, 2010 between the Corporation and the Federal Reserve. However, the Corporation has agreed with its regulators to continue to obtain approval before paying dividends, receiving dividends from the Bank, making payments on subordinated debt or trust preferred securities, incurring or guaranteeing debt or purchasing or redeeming any corporate stock.

 Treasury stock

During 2017 and 2016, the Corporation withheld an aggregate of 438,891 shares and 291,759 shares, respectively, of the common stock paid to certain senior officers as additional compensation and restricted stock that vested during 2017 and 2016 to cover employees’ payroll and income tax withholding liabilities; these shares are held as treasury shares. In addition, 2,411,223 shares of restricted stock forfeited during 2017 are now held as treasury shares. As of December 31, 2017 and 2016, the Corporation had 4,104,303 and 1,254,189 shares held as treasury stock, respectively.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

FirstBank Statutory Reserve (Legal Surplus)

The Banking Law of the Commonwealth of Puerto Rico requires that a minimum of 10% of FirstBank’s net income for the year be transferred to legal surplus until such surplus equals the total of paid-in capital on common and preferred stock. Amounts transferred to the legal surplus account from the retained earnings account are not available for distribution to the Corporation, including for payment as dividends to the stockholders, without the prior consent of the Puerto Rico Commissioner of Financial Institutions. The Puerto Rico Banking Law provides that, when the expenditures of a Puerto Rico commercial bank are greater than receipts, the excess of the expenditures over receipts must be charged against the undistributed profits of the bank, and the balance, if any, must be charged against the legal surplus reserve, as a reduction thereof. If there is no legal surplus reserve sufficient to cover such balance in whole or in part, the outstanding amount must be charged against the capital account and the Bank cannot pay dividends until it can replenish the reserve fund to an amount of at least 20% of the original capital contributed. During 2017 and 2016, $7.3 million and $9.6 million, respectively, were transferred to the legal surplus reserve. FirstBank’s legal surplus reserve, included as part of retained earnings in the Corporation’s consolidated statement of financial condition, amounted to $59.7 million and $52.4 million as of December 31, 2017 and 2016, respectively.

NOTE 24 – EMPLOYEES’ BENEFIT PLAN

FirstBank provides contributory retirement plans pursuant to Section 1081.01 of the Puerto Rico Internal Revenue Code of 2011 for Puerto Rico employees and Section 401(k) of the U.S. Internal Revenue Code for USVI and U.S. employees (the “Plans”).  All employees are eligible to participate in the Plans after three months of service for purposes of making elective deferral contributions and one year of service for purposes of sharing in the Bank’s matching, qualified matching, and qualified nonelective contributions. Under the provisions of the Plans, the Bank contributes 25% of the first 4% of the participant’s compensation contributed to the Plans on a pretax basis.  Participants were permitted to contribute up to $15,000 for each of 2015, 2016 and 2017 ($18,000 for each of 2015, 2016 and 2017 for USVI and U.S. employees). Additional contributions to the Plans are voluntarily made by the Bank as determined by its Board of Directors. No additional discretionary contributions were made for the years ended December 31, 2017, 2016 and 2015. The Bank had a total plan expense of $0.9 million for the year ended December 31, 2017, $1.1 million for 2016, and $1.4 million for 2015.

NOTE 25 –OTHER NON-INTEREST EXPENSES

A detail of other non-interest expenses is as follows:

	Year Ended December 31,
	2017	2016	2015
(In thousands)
Supplies and printing	$1,990	$1,502	$3,101
(Release) provision for off-balance sheet exposures	(928)	1,173	261
Amortization of intangible assets	4,403	4,896	5,143
Servicing and processing fees	4,421	4,604	4,817
Write-down and losses on sale of non-real estate repossessed properties	253	689	755
Other	7,203	8,022	8,152
Total	$17,342	$20,886	$22,229

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

NOTE 26 –OTHER NON-INTEREST INCOME

A detail of other non-interest income is as follows:

	Year Ended
	2017	2016	2015
(In thousands)

Non-deferrable loan fees	$2,109	$3,346	$2,687
Commissions and fees-broker-dealer-related	-	789	-
Merchant-related income	4,209	4,095	9,510
ATM and POS fees	8,929	8,462	7,213
Credit and debit card interchange and other fees	7,587	7,492	7,723
Mail and cable transmission commissions	1,729	1,740	1,552
Other	4,291	4,976	4,109
Total	$28,854	$30,900	$32,794

NOTE 27 – INCOME TAXES

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

On March 1, 2017, the Corporation also completed the applicable regulatory filings to change the tax status of its subsidiary, FirstBank Insurance, from a taxable corporation to a non-taxable “pass-through” entity. This election allows the Corporation to offset pass-through income earned by FirstBank Insurance with net operating losses available at the holding company (the “Holding Company”) level.

The Corporation has maintained an effective tax rate lower than the maximum statutory rate mainly by investing in government obligations and mortgage-backed securities exempt from U.S. and Puerto Rico income taxes and by doing business through an International Banking Entity (“IBE”) unit of the Bank, and through the Bank’s subsidiary, FirstBank Overseas Corporation, whose interest income and gain on sales is exempt from Puerto Rico income taxation. The IBE and FirstBank Overseas Corporation were created under the International Banking Entity Act of Puerto Rico, which provides for total Puerto Rico tax exemption on net income derived by IBEs operating in Puerto Rico on the specific activities identified in the IBE Act.  An IBE that operates as a unit of a bank pays income taxes at the corporate standard rate to the extent that the IBE’s net income exceeds 20% of the bank’s total net taxable income.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The components of income tax benefit (expense) are summarized below:

	Year Ended December 31,
	2017	2016	2015
(In thousands)
Current income tax expense	$(8,179)	$(13,151)	$(6,339)
Deferred income tax benefit (expense)	13,152	(23,879)	(80)
Total income tax benefit (expense)	$4,973	$(37,030)	$(6,419)

The differences between the income tax expense applicable to income before the provision for income taxes and the amount computed by applying the statutory tax rate in Puerto Rico were as follows:

	Year Ended December 31,
	2017		2016		2015
	Amount	% of Pretax Income	Amount	% of Pretax Income	Amount	% of Pretax Income
(Dollars in thousands)

Computed income tax at
statutory rate	$(24,173)	(39.0)%	$(50,801)	(39.0)%	$(10,810)	(39.0)%
Federal and state taxes	(2,335)	(3.8)%	-	-%	(190)	(0.7)%
Change in tax status of subsidiaries	13,161	21.2%	-	-%	-	-%
Benefit of net exempt income	16,596	26.8%	14,995	11.5%	9,780	35.3%
Effect of capital losses subject to preferential rates	(2,102)	(3.4)%	(727)	(0.6)%	(3,019)	(10.9)%
Disallowed NOL carryforward resulting from
net exempt income	(5,091)	(8.2)%	(6,396)	(4.9)%	(7,717)	(27.8)%
Nontax deductible expenses	(467)	(0.8)%	(212)	(0.2)%	365	1.3%
Return to provision adjustments	(607)	(1.0)%	(434)	(0.3)%	1,174	4.2%
Deferred tax valuation allowance	10,037	16.2%	5,976	4.6%	2,881	10.4%
Other-net	(46)	-%	569	0.3%	1,117	4.0%
Total income tax
benefit (expense)	$4,973	8.0%	$(37,030)	(28.6)%	$(6,419)	(23.2)%

For 2017, the Corporation recorded an income tax benefit of approximately $5.0 million compared to an income tax expense of $37.0 million for 2016. The tax benefit for 2017, when compared to the tax expense for 2016, was mostly attributable to the tax benefit related to the storm-related charges and to the $13.2 million tax benefit recorded in 2017 as a result of the above discussed change in tax status of certain subsidiaries from taxable corporations to limited liability companies that have elected to be treated as partnerships for income tax purposes in Puerto Rico. The effective tax rate for the year ended December 31, 2017 was (8)% compared to 28% for the year ended December 31, 2016.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their tax bases. Significant components of the Corporation's deferred tax assets and liabilities as of December 31, 2017 and 2016 were as follows:

	December 31,
	2017	2016
(In thousands)
Deferred tax asset:
Net operating loss carryforward	$376,423	$374,091
Allowance for loan and lease losses	94,111	79,330
Tax credits available for carryforward	6,598	8,006
Unrealized loss on OREO valuation	14,784	11,467
Unrealized net loss on equity investment	-	187
Settlement payment-closing agreement	7,313	7,313
Legal and other reserves	2,333	1,807
Impairment on investment	-	4,438
Unrealized loss on available-for-sale securities, net	-	502
Reserve for insurance premium cancellations	635	724
Other	8,326	15,720
Total gross deferred tax assets	510,523	503,585

Deferred tax liabilities:
Differences between the assigned values and tax bases of assets
and liabilities recognized in purchase business combinations	5,143	5,247
Servicing assets	8,625	8,997
Unrealized gain on available-for-sale securities, net	1,306	-
Other	9,457	468
Total gross deferred tax liabilities	24,531	14,712
Valuation allowance	(191,183)	(207,216)
Net deferred tax asset	$294,809	$281,657

Accounting for income taxes requires that companies assess whether a valuation allowance should be recorded against their deferred tax asset based on an assessment of the amount of the deferred tax asset that is “more likely than not” to be realized. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount that is more likely than not to be realized. Management assesses the valuation allowance recorded against deferred tax assets at each reporting date. The determination of whether a valuation allowance for deferred tax assets is appropriate is subject to considerable judgment and requires the evaluation of positive and negative evidence that can be objectively verified. Consideration must be given to all sources of taxable income available to realize the deferred tax asset, including, as applicable, the future reversal of existing temporary differences, future taxable income forecasts exclusive of the reversal of temporary differences and carryforwards, and tax planning strategies. In estimating taxes, management assesses the relative merits and risks of the appropriate tax treatment of transactions taking into account statutory, judicial, and regulatory guidance.

The Corporation’s net deferred tax assets amounted to $294.8 million as of December 31, 2017, net of a valuation allowance of $191.2 million. The net deferred tax assets of the Corporation’s banking subsidiary, FirstBank, amounted to $294.7 million as of December 31, 2017, net of a valuation allowance of $150.7 million, compared to a deferred tax asset of $277.4 million, net of a valuation allowance of $171.0 million, as of December 31, 2016. During 2017, management reassessed the need for a valuation allowance and concluded, based upon the assessment of all positive and negative evidence, that it is more likely than not that FirstBank will generate sufficient taxable income within the applicable NOL carry-forward periods to realize $294.7 million of its deferred tax assets. The positive evidence considered by management to assess on the adequacy of the valuation allowance as of December 31, 2017 included factors such as: FirstBank’s three-year cumulative gain position; forecasts of future profitability under several potential scenarios that support the partial utilization of NOLs prior to their expiration between 2021 through 2024; and three consecutive years of taxable income. These factors demonstrate demand for FirstBank’s products and services and improvements in credit quality measures that have resulted in reduced credit exposures, and have resulted in improvements in both sustainability of profitability and management’s ability to forecast future losses. The negative evidence considered by management includes:

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

consideration of the uncertainty surrounding the future economic conditions of the hurricane-affected areas, its probable effects on the loan portfolios’ credit quality, the uncertainty related to the Puerto Rico government financial condition, and the still elevated levels of non-performing assets.

In determining whether management’s projections of future taxable income used to conclude on the adequacy of the valuation allowance are reliable, management considered objective evidence supporting the forecast’s assumptions and assess the Bank’s recent experience and ability to reasonably project future results of operations. The analysis included the evaluation of multiple financial scenarios, including scenarios where credit losses remain elevated. Further, while Puerto Rico’s economy is expected to remain challenging due to inherent uncertainties, the Corporation believes that it can reasonably forecast future taxable income at sufficient levels over the future period of time that FirstBank has available to realize part of the December 31, 2017 net deferred tax asset as further described below.

The Corporation expects to realize approximately $173.2 million of deferred tax assets associated with FirstBank’s NOLs prior to their expiration periods, compared to $171.5 million expected to be realized as of December 31, 2016. In addition, as of December 31, 2017, approximately $125.6 million of the deferred tax assets of the Corporation are attributable to temporary differences or tax credit carry-forwards that have no expiration date, compared to $117.0 million in 2016. Approximately $5.6 million of other non-NOL-related deferred tax assets of the Corporation are fully reserved with a valuation allowance, compared to $12.9 million as of December 31, 2016, given limitations and uncertainties as to their future utilization. The ability to recognize the remaining deferred tax assets that continue to be subject to a valuation allowance will be evaluated on a quarterly basis to determine if there are any significant events that would affect the ability to utilize these deferred tax assets.

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

The Corporation has U.S. and USVI sourced NOL carryforwards. Section 382 of the U.S. Internal Revenue Code (the “Section 382”) limits the ability to utilize U.S. and USVI NOLs for income tax purposes in such jurisdictions following an event that is considered to be an ownership change.  Generally, an “ownership change” occurs when certain shareholders increase their aggregate ownership by more than 50 percentage points over their lowest ownership percentage over a three-year testing period. Upon the occurrence of a Section 382 ownership change, the use of NOLs attributable to the period prior to the ownership change is subject to limitations and only a portion of the U.S. and USVI NOLs may be used by the Corporation to offset its annual U.S. and USVI taxable income, if any.

During 2017, the Corporation completed a formal ownership change analysis within the meaning of Section 382 and concluded that an ownership change occurred during the comprehensive period evaluated. The ownership change and resulting Section 382 limitation did not cause a U.S. or USVI income tax liability or material income tax expense related to periods prior 2017 since the Corporation had sufficient post-ownership change NOLs in those jurisdictions to offset taxable income.  The Section 382 limitation could now result in higher U.S. and USVI liabilities in the future than we would incur in the absence of such limitation. Prospectively, the Corporation expects that it will be able to mitigate the adverse effects associated with the Section 382 limitation as any such tax paid in the U.S. or USVI could be creditable against Puerto Rico tax liabilities or taken as a deduction against taxable income.  However, our ability to reduce our Puerto Rico tax liability through such a credit or deduction depends on our tax profile at each annual taxable period, which is dependent on various factors. For the 2017 year, and as a result of the Section 382 limitation, the Corporation incurred an income tax expense of approximately $2.3 million related to its U.S. operations.  The limitation did not impact the USVI operations for the 2017 year. As a result of the Section 382 limitations in the U.S and USVI, combined with the availability of NOLs in the home country (Puerto Rico) which could limit the use of foreign tax credits, management believes that for purposes of the disclosure requirement of the components of the net deferred tax asset,  the presentation of the gross foreign branch deferred tax assets, the related valuation allowance, and the related home country deferred tax liabilities, as applicable,  better reflects prospectively the interaction between the foreign deferred tax assets/liabilities and the tax computations in the home country.  Given the change in circumstances resulting from the Section 382 limitations, the gross up presentation was applied prospectively and did not have an effect in the consolidated financial results.

As of December 31, 2017, the Corporation did not have Unrecognized Tax Benefits (“UTBs”) recorded on its books. The Corporation classifies all interest and penalties, if any, related to tax uncertainties as income tax expense. Audit periods remain open

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

for review until the statute of limitations has passed. The statute of limitations under the 2011 PR code is four years; the statute of limitations for U.S. and USVI income tax purposes is three years after a tax return is due or filed, whichever is later, for each. The completion of an audit by the taxing authorities or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Corporation’s liability for income taxes. Any such adjustment could be material to the results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. For U.S. and USVI income tax purposes, all tax years subsequent to 2012 remain open to examination. During 2015 and 2016, the IRS audited the US income tax return for the 2012 year. During the first quarter of 2017, the Corporation received confirmation from the IRS that the audit for the 2011 and 2012 years were closed with no adjustments to the previously filed returns. For Puerto Rico tax purposes, all tax years subsequent to 2012 remain open to examination.

On December 22, 2017, the United States President signed into law H.R.1 after its approval by the U.S. Congress (“the US Tax Reform”). H.R.1 includes an overhaul of individual, business and international taxes, which affected our branch operations in the U.S. and the USVI. The bill includes, among other things, a reduction in corporate tax rates from 35% to 21%, a repeal of the corporate alternative minimum tax regime, changes to business deductions and NOLs, a 15.5% tax on the deemed repatriation of liquid assets, a 10% tax on base erosion payments and a minimum 10.5% tax on inclusion of global intangible low-tax income by U.S. shareholders. The change in tax rate did not have a material affect on the 2017 income statement. The Corporation operates branches in the U.S. and USVI and is subject to Puerto Rico income taxes on its worldwide income, thus, the net deferred tax assets associated with the U.S. and USVI branch operations are offset by either a valuation allowance or a home country deferred tax liability. The change in the tax law will also affect the Corporation’s U.S. and USVI income tax computation for 2018 by changing the limitations for certain deductions and reducing the U.S. and USVI’s effective tax rate. The effect of these changes on the income tax provision related to U.S. and USVI is not expected to be significant.

NOTE 28 – LEASE COMMITMENTS

As of December 31, 2017, certain premises are leased with terms expiring through the year 2050. The Corporation has the option to renew or extend certain leases beyond the original term. Some of these leases require the payment of insurance, increases in property taxes, and other incidental costs. As of December 31, 2017, the obligation under various leases is as follows:

Amount
(In thousands)
2018	$11,428
2019	10,617
2020	9,693
2021	8,551
2022	6,686
2023 and later years	45,419
Total	$92,394

Rental expense for offices and premises included in occupancy and equipment expense was $11.7 million in 2017 (2016 - $11.3 million; 2015- $10.9 million).

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

NOTE 29 – FAIR VALUE

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

For 2017, there were no transfers into or out of Level 1, Level 2 or Level 3 of the fair value hierarchy.

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

A credit spread is considered for those derivative instruments that are not secured. The cumulative mark-to-market effect of credit risk in the valuation of derivative instruments in 2017, 2016 and 2015 was immaterial.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	As of December 31, 2017				As of December 31, 2016
	Fair Value Measurements Using				Fair Value Measurements Using
(In thousands)	Level 1	Level 2	Level 3	Assets/Liabilities at Fair Value	Level 1	Level 2	Level 3	Assets/Liabilities at Fair Value

Assets:
Securities available for sale :
Equity securities	$418	$-	$-	$418	$408	$-	$-	$408
U.S. Treasury Securities	7,401	-	-	7,401	7,509	-	-	7,509
Noncallable U.S. agency debt	-	361,971	-	361,971	-	356,919	-	356,919
Callable U.S. agency debt and MBS	-	1,497,253	-	1,497,253	-	1,469,463	-	1,469,463
Puerto Rico government obligations	-	4,118	2,695	6,813	-	24,707	2,121	26,828
Private label MBS	-	-	17,060	17,060	-	-	20,693	20,693
Other investments	-	-	100	100	-	-	100	100
Derivatives, included in assets:
Purchased interest rate cap agreements	-	305	-	305	-	554	-	554
Forward contracts	-	7	-	7	-	-	-	-
Liabilities:
Derivatives, included in liabilities:
Written interest rate cap agreement	-	305	-	305	-	552	-	552
Forward contracts	-	19	-	19	-	201	-	201

   The table below presents a reconciliation of the beginning and ending balances of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2017, 2016, and 2015:

		2017	2016	2015
	Level 3 Instruments Only	Securities Available for Sale (1)	Securities Available for Sale (1)	Securities Available for Sale (1)
	(In thousands)
	Beginning balance	$22,914	$27,297	$36,212
	Total gain (losses) (realized/unrealized):
	Included in earnings	-	(387)	(628)
	Included in other comprehensive income	2,777	1,586	1,623
	Purchases	-	-	100
	Principal repayments and amortization	(5,836)	(5,582)	(10,010)
	Ending balance	$19,855	$22,914	$27,297

	___________________
(1)	Amounts mostly related to private label mortgage-backed securities.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The table below presents qualitative information for significant assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of December 31, 2017:

	December 31, 2017
(In thousands)	Fair Value	Valuation Technique	Unobservable Input	Range

Investment securities available for sale:

Private label MBS	$17,060	Discounted cash flows	Discount rate	14.0%

			Prepayment rate	12.0% -29.0% (Weighted Average 16.4%)
			Projected Cumulative Loss Rate	0.00% - 6.8% (Weighted Average 3.00%)

Puerto Rico government obligations	2,695	Discounted cash flows	Discount rate	6.61%
			Prepayment rate	3.00%

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

Puerto Rico Government Obligations: The significant unobservable input used in the fair value measurement is the assumed prepayment rate of the underlying residential mortgage loans that collateralize these obligations that are guaranteed by the PRHFA. A significant increase (decrease) in the assumed rate would lead to a higher (lower) fair value estimate. The fair value of these bonds was based on a discounted cash flow analysis that contemplates the credit quality of the holder of second mortgages and a discount for liquidity constraints on the bonds considering the absence of an active market for them. Due to the guarantee of the PRHFA and other applicable contractual safeguards, no additional credit spread is applied for servicer default.

     The table below summarizes changes in unrealized gains and losses recorded in earnings for the years ended December 31, 2017, 2016, and 2015 for Level 3 assets and liabilities that are still held at the end of each year:

	Changes in Unrealized Losses (Year Ended December 31, 2017)	Changes in Unrealized Losses (Year Ended December 31, 2016)	Changes in Unrealized Losses (Year Ended December 31, 2015)
Level 3 Instruments Only	Securities Available for Sale	Securities Available for Sale	Securities Available for Sale
(In thousands)
Changes in unrealized losses relating to assets
still held at reporting date:
Net impairment losses on available-for-sale investment
securities (credit component)	$-	$(387)	$(628)

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

As of December 31, 2017, impairment or valuation adjustments were recorded for assets recognized at fair value on a non-recurring basis as shown in the following table:

		Carrying value as of December 31, 2017			(Losses) recorded for the Year Ended December 31, 2017
		Level 1	Level 2	Level 3
	(In thousands)

	Loans receivable (1)	$-	$-	$410,428	$(39,493)
	OREO (2)	-	-	147,940	(8,511)
	Mortgage servicing rights (3)	-	-	25,255	(1,611)

(1)

Consists mainly of impaired commercial and construction loans. The impairments were generally measured based on the fair value of the underlying collateral. The fair values were derived from external appraisals that take into consideration prices in observed transactions involving similar assets in similar locations but adjusted for specific characteristics and assumptions of the collateral (e.g., absorption rates), which are not market observable.

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

(3)

Fair value adjustments to mortgage servicing rights were mainly due to assumptions associated with mortgage prepayment rates. The Corporation carries its mortgage servicing rights at the lower of cost or market, measured at fair value on a non-recurring basis.  Assumptions for the value of mortgage servicing rights include: Prepayment rate 6.30%, Discount rate 11.23%.

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

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

(4)	The value of these loans was derived from external appraisals, adjusted for specific characteristics of the loans.

Qualitative information regarding the fair value measurements for Level 3 financial instruments are as follows:

December 31, 2017
	Method	Inputs
Loans	Income, Market, Comparable Sales, Discounted Cash Flows	External appraised values; probability weighting of broker price opinions; management assumptions regarding market trends or other relevant factors
OREO	Income, Market, Comparable Sales, Discounted Cash Flows	External appraised values; probability weighting of broker price opinions; management assumptions regarding market trends or other relevant factors
Mortgage servicing rights	Discounted Cash Flows	Weighted-average prepayment rate of 6.30%; weighted average discount rate of 11.23%.

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

Investment securities held to maturity

Investment securities held to maturity consist of financing arrangements with Puerto Rico municipalities issued in bond form, but underwritten as loans with features that are typically found in commercial loan transactions. These obligations typically are not issued in bearer form, nor are they registered with the Securities and Exchange Commission and are not rated by external credit agencies. The fair value of these financing arrangements was based on a discounted cash flow analysis using risk-adjusted discount rates (Level 3). The credit spreads for valuations are based on a similar security that traded in the open market.

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

The following tables present the carrying value, the estimated fair value and estimated fair value hierarchy of financial instruments as of December 31, 2017 and 2016:

	Total Carrying Amount in Statement of Financial Condition December 31, 2017	Fair Value Estimate December 31, 2017	Level 1	Level 2	Level 3

(In thousands)

Assets:
Cash and due from banks and money
market investments	$716,395	$716,395	$716,395	$-	$-
Investment securities available
for sale	1,891,016	1,891,016	7,819	1,863,342	19,855
Investment securities held to maturity	150,627	131,032	-	-	131,032
Other equity securities	43,119	43,119	-	43,119	-
Loans held for sale	32,980	34,979	-	25,237	9,742
Loans, held for investment	8,850,476
Less: allowance for loan and lease losses	(231,843)
Loans held for investment, net of
allowance	$8,618,633	8,372,865	-	-	8,372,865
Derivatives, included in assets	312	312	-	312	-

Liabilities:
Deposits	9,022,631	9,026,600	-	9,026,600	-
Securities sold under agreements to
repurchase	300,000	325,913	-	325,913	-
Advances from FHLB	715,000	707,272	-	707,272	-
Other borrowings	208,635	189,424	-	-	189,424
Derivatives, included in liabilities	324	324	-	324	-

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	Total Carrying Amount in Statement of Financial Condition December 31, 2016	Fair Value Estimate December 31, 2016	Level 1	Level 2	Level 3

(In thousands)

Assets:
Cash and due from banks and money
market investments	$299,685	$299,685	$299,685	$-	$-
Investment securities available
for sale	1,881,920	1,881,920	7,917	1,851,089	22,914
Investment securities held to maturity	156,190	132,759	-	-	132,759
Other equity securities	42,992	42,992	-	42,992	-
Loans held for sale	50,006	52,707	-	42,921	9,786
Loans held for investment	8,886,873
Less: allowance for loan and lease
losses	(205,603)
Loans held for investment, net of
allowance	$8,681,270	8,455,104	-	-	8,455,104
Derivatives, included in assets	554	554	-	554	-

Liabilities:
Deposits	8,831,205	8,838,606	-	8,838,606	-
Securities sold under agreements to
repurchase	300,000	335,840	-	335,840	-
Advances from FHLB	670,000	669,687	-	669,687	-
Other borrowings	216,187	171,374	-	-	171,374
Derivatives, included in liabilities	753	753	-	753	-

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

NOTE 30 – SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information is as follows:

	Year Ended December 31,
	2017	2016	2015
(In thousands)

Cash paid for:
Interest on borrowings	$93,634	$127,707	$93,053
Income tax	4,037	3,198	4,494
Non-cash investing and financing activities:
Additions to OREO	47,711	47,808	76,725
Additions to auto and other repossessed assets	40,987	52,628	75,279
Capitalization of servicing assets	3,318	5,260	4,919
Loan securitizations	235,074	338,333	285,995
Loans held for investment transferred to held for sale	-	10,332	-
Loans held for sale transferred to loans held for investment	10,234	1,443	40,086
Property plant and equipment transferred to other assets	1,185	1,221	-
Trust-preferred securities exchanged for new common stock issued:
Trust-preferred securities exchanged	-	-	5,303
New common stock issued	-	-	5,628
Fair value of assets acquired (liabilities assumed) in the Doral Bank transaction:
Loans	-	-	311,410
Premises and equipment, net	-	-	5,450
Core deposit intangible	-	-	5,820
Deposits	-	-	(523,517)

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

NOTE 31 – REGULATORY MATTERS, COMMITMENTS, AND CONTINGENCIES

The Corporation and FirstBank are each subject to various regulatory capital requirements imposed by the federal banking agencies. Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material adverse effect on the Corporation’s financial statements and activities. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation must meet specific capital guidelines that involve quantitative measures of the Corporation’s and FirstBank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Corporation’s capital amounts and classification are also subject to qualitative judgments and adjustment by the regulators with respect to minimum capital requirements, components, risk weightings, and other factors.

On October 3, 2017, the New York FED terminated the Written Agreement entered into on June 3, 2010 between the Corporation and the New York FED. However, the Corporation has agreed with the New York FED to continue to obtain the approval of the New York FED before paying dividends, receiving dividends from the Bank, making payments on subordinated debt or trust preferred securities, incurring or guaranteeing debt or purchasing or redeeming any corporate stock.

Although the Corporation and FirstBank became subject to the U.S. Basel III capital rules (“Basel III rules”) beginning on January 1, 2015, certain requirements of the Basel III rules are being phased-in over several years and, in general, will be fully effective as of January 1, 2019, although certain elements of the new rules have recently been deferred by the federal banking agencies. The Corporation and FirstBank compute risk-weighted assets using the Standardized Approach required by the Basel III rules.

The Basel III rules require the Corporation to maintain an additional capital conservation buffer of 2.5% to avoid limitations on both (i) capital distributions (e.g., repurchases of capital instruments, dividends and interest payments on capital instruments) and (ii) discretionary bonus payments to executive officers and heads of major business lines. The phase-in of the capital conservation buffer began on January 1, 2016 with a first year requirement of 0.625% of additional Common Equity Tier 1 Capital (“CET1”), which is being progressively increased by that same percentage amount on each subsequent January 1 until it reaches the fully phased-in 2.5% CET1 requirement on January 1, 2019.

Under the fully phased-in Basel III rules, in order to be considered adequately capitalized, the Corporation will be required to maintain: (i) a minimum CET1 capital to risk-weighted assets ratio of at least 4.5%, plus the 2.5% “capital conservation buffer,” resulting in a required minimum CET1 ratio of at least 7%; (ii) a minimum ratio of total Tier 1 capital to risk-weighted assets of at least 6.0%, plus the 2.5% capital conservation buffer, resulting in a required minimum Tier 1 capital ratio of 8.5%; (iii) a minimum ratio of total Tier 1 plus Tier 2 capital to risk-weighted assets of at least 8.0%, plus the 2.5% capital conservation buffer, resulting in a required minimum total capital ratio of 10.5%; and (iv) a required minimum leverage ratio of 4%, calculated as the ratio of Tier 1 capital to average on-balance sheet (non-risk adjusted) assets.

In addition, as required under the Basel III rules, the Corporation’s trust-preferred securities (“TRuPs”) were fully phased out from Tier 1 capital as of January 1, 2016. However, the Corporation’s TRuPs may continue to be included in Tier 2 capital until the instruments are redeemed or mature.

On November 21, 2017, the Federal Reserve Board, FDIC, and Office of the Comptroller of the Currency finalized an extension of the phase-in of certain Basel III capital rules for banks not using the Basel “advanced approaches”. The extension, which was effective on January 1, 2018, pauses the full transition to the Basel III treatment of mortgage servicing assets, certain deferred tax assets, and investments in the capital of unconsolidated financial institutions and minority interests, pending the banking agencies’ broader efforts, announced in September 2017, to simplify the regulatory capital rules that apply to banking organizations other than “advanced approaches” banking organizations. Because the advanced approaches rules apply to banking organizations with more than $250 billion in assets or foreign bank subsidiaries with more than $10 billion in assets, the extension relief applies broadly to community, midsize, and regional banks, including the Corporation and FirstBank.

Please refer to the discussion in “Part I – Item 7 – Business – Supervision and Regulation” included in the Corporation’s 2017 Form 10-K for a more complete discussion of supervision and regulatory matters and activities that affect the Corporation and its subsidiaries.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The Corporation's and its banking subsidiary's regulatory capital positions as of December 31, 2017 and 2016 were as follows:

	Regulatory Requirements
	Actual		For Capital Adequacy Purposes		To be Well-Capitalized-General Thresholds

	Amount	Ratio	Amount	Ratio	Amount	Ratio
(Dollars in thousands)
As of December 31, 2017
Total Capital (to
Risk-Weighted Assets)
First BanCorp.	$1,989,873	22.53%	$706,432	8.0%	N/A	N/A
FirstBank	$1,947,627	22.06%	$706,218	8.0%	$882,772	10.0%
Common Equity Tier 1 Capital
(to Risk-Weighted Assets)
First BanCorp.	$1,674,164	18.96%	397,368	4.5%	N/A	N/A
FirstBank	$1,562,431	17.70%	397,248	4.5%	573,802	6.5%
Tier I Capital (to
Risk-Weighted Assets)
First BanCorp.	$1,675,282	18.97%	$529,824	6.0%	N/A	N/A
FirstBank	$1,835,445	20.79%	$529,663	6.0%	$706,218	8.0%
Leverage ratio
First BanCorp.	$1,675,282	14.03%	$477,643	4.0%	N/A	N/A
FirstBank	$1,835,445	15.39%	$477,056	4.0%	$596,320	5.0%

At December 31, 2016
Total Capital (to
Risk-Weighted Assets)
First BanCorp.	$1,921,329	21.34%	$720,329	8.0%	N/A	N/A
FirstBank	$1,872,120	20.80%	$720,091	8.0%	$900,114	10.0%
Common Equity Tier 1 Capital
(to Risk-Weighted Assets)
First BanCorp.	$1,597,117	17.74%	$405,185	4.5%	N/A	N/A
FirstBank	$1,523,332	16.92%	$405,051	4.5%	$585,074	6.5%
Tier I Capital (to
Risk-Weighted Assets)
First BanCorp.	$1,597,117	17.74%	$540,247	6.0%	N/A	N/A
FirstBank	$1,757,642	19.53%	$540,068	6.0%	$720,091	8.0%
Leverage ratio
First BanCorp.	$1,597,117	13.70%	$466,376	4.0%	N/A	N/A
FirstBank	$1,757,642	15.10%	$465,740	4.0%	$582,174	5.0%

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following table summarizes commitments to extend credit and standby letters of credit, and commitments to sell loans as of the indicated dates:
	December 31,
	2017	2016
(In thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit:
Construction undisbursed funds	$77,649	$41,271
Unused personal lines of credit	710,607	667,552
Commercial lines of credit	471,732	421,437
Commercial letters of credit	46,728	47,515

Standby letters of credit	2,691	2,556
Commitments to sell loans	37,909	119,679

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

In general, commercial and standby letters of credit are issued to facilitate foreign and domestic trade transactions. Normally, commercial and standby letters of credit are short-term commitments used to finance commercial contracts for the shipment of goods. The collateral for these letters of credit includes cash or available commercial lines of credit. The fair value of commercial and standby letters of credit is based on the fees currently charged for such agreements, which, as of December 31, 2017 and 2016, was not significant.

The Corporation obtained from GNMA commitment authority to issue GNMA mortgage-backed securities. Under this program, for 2017, the Corporation sold approximately $235.1 million of FHA/VA mortgage loan production into GNMA mortgage-backed securities.

As of December 31, 2017, First BanCorp. and its subsidiaries were defendants in various legal proceedings arising in the ordinary course of business. On at least a quarterly basis, the Corporation assesses its liabilities and contingencies in connection with threatened and outstanding legal cases, matters and proceedings, utilizing the latest information available. For cases, matters and proceedings where it is both probable the Corporation will incur a loss and the amount can be reasonably estimated, the Corporation establishes an accrual for the loss. Once established, the accrual is adjusted as appropriate to reflect any relevant developments. For cases, matters or proceedings where a loss is not probable or the amount of the loss cannot be estimated, no accrual is established.

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

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

While the final outcome of legal cases, matters, and proceedings is inherently uncertain, based on information currently available, management believes that the final disposition of the Corporation’s legal cases, matters or proceedings, to the extent not previously provided for, will not have a material negative adverse effect on the Corporation’s consolidated financial position as a whole.

If management believes that, based on available information, it is at least reasonably possible that a material loss (or additional material loss in excess of any accrual) will be incurred in connection with any legal actions, the Corporation discloses an estimate of the possible loss or range of loss, either individually or in the aggregate, as appropriate, if such an estimate can be made, or discloses that an estimate cannot be made. Based on the Corporation’s assessment as of December 31, 2017, no such disclosures were necessary. However in the event of unexpected future developments, it is possible that the ultimate resolution of these cases, matters and proceedings, if unfavorable, may be material to the Corporation’s consolidated financial position on a particular period.

Ramirez Torres, et al. v Banco Popular de Puerto Rico, et al.  FirstBank Puerto Rico has been named a defendant in a class action complaint, filed on February 17, 2017 at the Court of First Instance in San Juan, captioned Ramirez Torres, et al. v. Banco Popular de Puerto Rico, et al. The complaint seeks damages and preliminary and permanent injunctive relief on behalf of the purported class against Banco Popular de Puerto Rico and other financial institutions with insurance agency subsidiaries in Puerto Rico. Plaintiffs contend that in November 2015, Antilles Insurance Company obtained approval from the Puerto Rico Insurance Commissioner to market an endorsement that allowed its customers to obtain a reimbursement on their insurance premium for good experience, but that defendants failed to offer this product or disclose its existence to their customers, favoring other products instead, in violation of their fiduciary duties as insurance producers. Plaintiffs seek a determination that defendants unlawfully failed to comply with their fiduciary duty to disclose the existence of this new insurance benefit from this carrier, as well as double or treble damages (the latter subject to a determination that defendants engaged in anti-monopolistic practices in failing to offer this product). On July 31, 2017, the court entered judgment dismissing the complaint with prejudice. On August 30, 2017, Plaintiffs filed an Appeal before the Court of Appeals and FirstBank filed its opposition. The Writ of Appeal is currently under the Court’s advisement.

NOTE 32 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

The Corporation designates a derivative as a fair value hedge, cash flow hedge or economic undesignated hedge when it enters into the derivative contract. As of December 31, 2017 and 2016, all derivatives held by the Corporation were considered economic undesignated hedges. These undesignated hedges are recorded at fair value with the resulting gain or loss recognized in current earnings.

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

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following table summarizes the notional amounts of all derivative instruments:

	Notional Amounts (1)
	As of December 31,
	2017	2016
(In thousands)

Undesignated economic hedges:

Interest rate contracts:
Written interest rate cap agreements	$91,010	$91,510
Purchased interest rate cap agreements	91,010	91,510
Forward Contracts:
Sale of TBA GNMA MBS pools	26,000	33,000
	$208,020	$216,020

(1) Notional amounts are presented on a gross basis with no netting of offsetting exposure positions.

The following table summarizes for derivative instruments their fair values and location in the consolidated statements of financial condition:

	Asset Derivatives			Liability Derivatives
	Consolidated Statement of	December 31,	December 31,		December 31,	December 31,
	Financial Condition	2017	2016	Consolidated Statement of	2017	2016
	Location	Fair Value	Fair Value	Financial Condition Location	Fair Value	Fair Value
(In thousands)

Undesignated economic hedges:

Interest rate contracts:
Written interest rate cap agreements	Other assets	$-	$-	Accounts payable and other liabilities	$305	$552
Purchased interest rate cap agreements	Other assets	305	554	Accounts payable and other liabilities	-	-
Forward Contracts:
Sales of TBA GNMA MBS pools	Other assets	7	-	Accounts payable and other liabilities	19	201
		$312	$554		$324	$753

The following table summarizes the effect of derivative instruments on the consolidated statements of income:

		Gain (or Loss)
	Location of Gain (loss)	Year ended
	Recognized in Consolidated	December 31,
	Statement of Income on Derivatives	2017	2016	2015
		(In thousands)

Undesignated economic hedges:
Interest rate contracts:
Interest rate swap agreements	Interest income - Loans	$-	$-	$-
Written and purchased interest rate cap agreements	Interest income - Loans	(2)	-	139
Forward contracts:
Sales of TBA GNMA MBS pools	Mortgage Banking Activities	189	(78)	25
Total gain (loss) on derivatives		$187	$(78)	$164

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

As of December 31, 2017, the Corporation has not entered into any derivative instrument containing credit-risk-related contingent features.

    Credit and Market Risk of Derivatives

The Corporation uses derivative instruments to manage interest rate risk. By using derivative instruments, the Corporation is exposed to credit and market risk.  If the counterparty fails to perform, credit risk is equal to the extent of the Corporation’s fair value gain on the derivative.  When the fair value of a derivative instrument contract is positive, this generally indicates that the counterparty owes the Corporation which, therefore, creates a credit risk for the Corporation. When the fair value of a derivative instrument contract is negative, the Corporation owes the counterparty and, therefore, it has no credit risk.  The Corporation minimizes its credit risk in derivative instruments by entering into transactions with reputable broker dealers (financial institutions) that are reviewed periodically by the Management Investment and Asset Liability Committee of the Corporation (the “MIALCO”) and by the Board of Directors. The Corporation also has a policy of requiring that all derivative instrument contracts be governed by an International Swaps and Derivatives Association Master Agreement, which includes a provision for netting; most of the Corporation’s agreements with derivative counterparties include bilateral collateral arrangements. The bilateral collateral arrangement permits the counterparties to perform margin calls in the form of cash or securities in the event that the fair market value of the derivative favors either counterparty. The Corporation has a policy of diversifying derivatives counterparties to reduce the consequences of counterparty default.

The Corporation has credit risk of $0.3 million as of December 31, 2017 (2016 — $0.6 million) related to derivative instruments with positive fair values. The credit risk does not consider the value of any collateral and the effects of legally enforceable master netting agreements. There were no credit losses associated with derivative instruments recognized in 2017, 2016, or 2015.

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

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

 NOTE 33 – OFFSETTING OF ASSETS AND LIABILITIES

      The Corporation enters into master agreements with counterparties, primarily related to derivatives and repurchase agreements, that may allow for netting of exposures in the event of default. In an event of default, each party has a right of set-off against the other party for amounts owed under the related agreement and any other amount or obligation owed with respect to any other agreement or transaction between them. The following table presents information about the offsetting of financial assets and liabilities as well as derivative assets and liabilities:

Offsetting of Financial Assets and Derivative Assets

As of December 31, 2017

			Net Amounts of Assets Presented in the Consolidated Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Statement of Financial Position		Gross Amounts Not Offset in the Consolidated Statement of Financial Position
				Financial Instruments	Cash Collateral
						Net Amount
(In thousands)
Description

Derivatives	$305	$-	$305	$(305)	$-	$-
Securities purchased under agreement
to resell	200,000	(200,000)	-	-	-	-
Total	$200,305	$(200,000)	$305	$(305)	$-	$-

As of December 31, 2016
			Net Amounts of Assets Presented in the Consolidated Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Statement of Financial Position		Gross Amounts Not Offset in the Consolidated Statement of Financial Position
				Financial Instruments	Cash Collateral
						Net Amount
(In thousands)
Description

Derivatives	$554	$-	$554	$(554)	$-	$-
Securities purchased under agreement
to resell	200,000	(200,000)	-	-	-	-
Total	$200,554	$(200,000)	$554	$(554)	$-	$-

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Offsetting of Financial Liabilities and Derivative Liabilities

As of December 31, 2017

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

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

NOTE 34 – SEGMENT INFORMATION

Based upon the Corporation’s organizational structure and the information provided to the Chief Executive Officer of the Corporation and, to a lesser extent, the Board of Directors, the operating segments are driven primarily by the Corporation’s lines of business for its operations in Puerto Rico, the Corporation’s principal market, and by geographic areas for its operations outside of Puerto Rico. As of December 31, 2017, the Corporation had six reportable segments: Commercial and Corporate Banking; Mortgage Banking; Consumer (Retail) Banking; Treasury and Investments; United States Operations; and Virgin Islands Operations.  Management determined the reportable segments based on the internal reporting used to evaluate performance and to assess where to allocate resources. Other factors such as the Corporation’s organizational chart, nature of the products, distribution channels, and the economic characteristics of the products were also considered in the determination of the reportable segments.

The Commercial and Corporate Banking segment consists of the Corporation’s lending and other services for large customers represented by specialized and middle-market clients and the public sector. The Commercial and Corporate Banking segment offers commercial loans, including commercial real estate and construction loans, and floor plan financings, as well as other products, such as cash management and business management services. The Mortgage Banking segment consists of the origination, sale, and servicing of a variety of residential mortgage loans. The Mortgage Banking segment also acquires and sells mortgages in the secondary markets.  In addition, the Mortgage Banking segment includes mortgage loans purchased from other local banks and mortgage bankers.  The Consumer (Retail) Banking segment consists of the Corporation’s consumer lending and deposit-taking activities conducted mainly through its branch network and loan centers. The Treasury and Investments segment is responsible for the Corporation’s investment portfolio and treasury functions that are executed to manage and enhance liquidity.  This segment lends funds to the Commercial and Corporate Banking, Mortgage Banking and Consumer (Retail) Banking segments to finance their lending activities and borrows from those segments.  The Consumer (Retail) Banking and the United States Operations segments also lend funds to other segments. The interest rates charged or credited by Treasury and Investments, the Consumer (Retail) Banking, and the United States Operations segments are allocated based on market rates. The difference between the allocated interest income or expense and the Corporation’s actual net interest income from centralized management of funding costs is reported in the Treasury and Investments segment. The United States Operations segment consists of all banking activities conducted by FirstBank in the United States mainland, including commercial and retail banking services.  The Virgin Islands Operations segment consists of all banking activities conducted by the Corporation in the USVI and BVI, including commercial and retail banking services.

The accounting policies of the segments are the same as those referred to in Note 1 – Nature of Business and Summary of Significant Accounting Policies, to the consolidated financial statements.

The Corporation evaluates the performance of the segments based on net interest income, the provision for loan and lease losses, non-interest income and direct non-interest expenses. The segments are also evaluated based on the average volume of their interest-earning assets less the allowance for loan and lease losses.

The following table presents information about the reportable segments for the years ended December 31, 2017, 2016, and 2015:

	Mortgage Banking	Consumer (Retail) Banking	Commercial and Corporate Banking	Treasury and Investments	United States Operations	Virgin Islands Operations	Total
(In thousands)
For the year ended December 31, 2017:
Interest income	$131,718	$173,690	$128,871	$48,071	$69,760	$36,313	$588,423
Net (charge) credit for transfer of funds	(45,759)	27,475	(36,904)	56,865	(1,677)	-	-
Interest expense	-	(25,240)	-	(49,577)	(18,902)	(3,153)	(96,872)
Net interest income	85,959	175,925	91,967	55,359	49,181	33,160	491,551
Provision for loan and lease losses	(47,713)	(53,778)	(33,296)	-	(3,644)	(5,823)	(144,254)
Non-interest income (loss)	12,825	43,924	7,176	(10,206)	2,664	6,004	62,387
Direct non-interest expenses	(36,403)	(108,165)	(35,142)	(3,376)	(32,197)	(26,994)	(242,277)
Segment income	$14,668	$57,906	$30,705	$41,777	$16,004	$6,347	$167,407

Average earnings assets	$2,451,655	$1,749,148	$2,489,948	$2,215,551	$1,525,191	$603,835	$11,035,328

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	Mortgage Banking	Consumer (Retail) Banking	Commercial and Corporate Banking	Treasury and Investments	United States Operations	Virgin Islands Operations	Total
(In thousands)
For the year ended December 31, 2016:
Interest income	$138,955	$179,485	$123,084	$50,372	$56,037	$37,359	$585,292
Net (charge) credit for transfer of funds	(49,435)	13,996	(26,364)	60,787	1,016	-	-
Interest expense	-	(24,787)	-	(57,924)	(15,240)	(3,223)	(101,174)
Net interest income	89,520	168,694	96,720	53,235	41,813	34,136	484,118
(Provision) release for loan and lease losses	(24,873)	(34,246)	(28,578)	-	1,369	(405)	(86,733)
Non-interest income	19,531	44,535	7,811	5,423	3,554	7,100	87,954
Direct non-interest expenses	(38,170)	(112,787)	(40,676)	(4,047)	(30,678)	(27,596)	(253,954)
Segment income	$46,008	$66,196	$35,277	$54,611	$16,058	$13,235	$231,385

Average earnings assets	$2,562,245	$1,951,214	$2,497,037	$2,616,877	$1,226,633	$612,570	$11,466,576

	Mortgage Banking	Consumer (Retail) Banking	Commercial and Corporate Banking	Treasury and Investments	United States Operations	Virgin Islands Operations	Total
(In thousands)
For the year ended December 31, 2015:
Interest income	$141,820	$194,961	$133,067	$49,534	$46,804	$39,383	$605,569
Net (charge) credit for transfer of funds	(49,149)	17,260	(17,299)	36,908	12,280	-	-
Interest expense	-	(23,774)	-	(60,221)	(16,192)	(3,116)	(103,303)
Net interest income	92,671	188,447	115,768	26,221	42,892	36,267	502,266
(Provision) release for loan and lease losses	(30,017)	(46,657)	(101,604)	-	7,955	(1,722)	(172,045)
Non-interest income (loss)	16,027	41,854	12,487	(15,897)	2,795	10,616	67,882
Direct non-interest expenses	(37,345)	(133,397)	(42,470)	(3,840)	(28,674)	(34,231)	(279,957)
Segment income (loss)	$41,336	$50,247	$(15,819)	$6,484	$24,968	$10,930	$118,146

Average earnings assets	$2,607,230	$1,951,047	$2,891,988	$2,740,120	$1,024,939	$646,966	$11,862,290

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	The following table presents a reconciliation of the reportable segment financial information to the consolidated totals:

		Year Ended December 31,
		2017	2016	2015
	(In thousands)

	Net income:
	Total income for segments and other	$167,407	$231,385	$118,146
	Other non-interest income (1)	-	-	13,443
	Other operating expenses (2)	(105,424)	(101,126)	(103,873)
	Income before income taxes	61,983	130,259	27,716
	Income tax benefit (expense)	4,973	(37,030)	(6,419)
	Total consolidated net income	$66,956	$93,229	$21,297
	Average assets:
	Total average earning assets for segments	$11,035,328	$11,466,576	$11,862,290
	Average non-earning assets	937,950	923,566	919,263
	Total consolidated average assets	$11,973,278	$12,390,142	$12,781,553

(1)	The bargain purchase gain on the acquisition of assets and assumption of deposits from Doral Bank in 2015 is presented as Other non-interest income in the table above.
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

	The following table presents revenues (interest income plus non-interest income) and selected balance sheet data by geography based on the location in which the transaction is originated:

		2017	2016	2015
	(In thousands)

	Revenues:
	Puerto Rico	$536,069	$568,180	$575,016
	United States	72,424	60,607	61,879
	Virgin Islands	42,317	44,459	49,999
	Total consolidated revenues	$650,810	$673,246	$686,894

	Selected Balance Sheet Information:
	Total assets:
	Puerto Rico	$9,871,272	$9,765,530	$10,648,179
	United States	1,780,654	1,499,548	1,202,318
	Virgin Islands	609,342	657,377	722,522
	Loans:
	Puerto Rico	$6,633,432	$6,926,719	$7,332,274
	United States	1,665,448	1,382,440	1,125,501
	Virgin Islands	584,576	627,720	690,476
	Deposits:
	Puerto Rico (1)	$6,268,056	$6,291,353	$6,747,638
	United States (2)	1,637,941	1,564,839	1,606,723
	Virgin Islands	1,116,634	975,013	983,763

(1)	For 2017, 2016, and 2015, includes $1.0 billion, $1.4 billion, and $2.1 billion, respectively, of brokered CDs allocated to Puerto Rico operations.
(2)	For 2017 and 2016 includes $158.0 million and $60.1 million, respectively, of brokered CDs allocated to the United States operations.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

NOTE 35- FIRST BANCORP. (HOLDING COMPANY ONLY) FINANCIAL INFORMATION

The following condensed financial information presents the financial position of the Holding Company only as of December 31, 2017 and 2016, and the results of its operations and cash flows for the years ended December 31, 2017, 2016, and 2015:

Statements of Financial Condition

	As of December 31,
	2017	2016
(In thousands)

Assets
Cash and due from banks	$20,864	$29,393
Money market investments	6,111	6,111
Other investment securities	285	285
Loans held for investment, net	191	227
Investment in First Bank Puerto Rico, at equity	2,028,641	1,946,211
Investment in First Bank Insurance Agency, at equity	12,400	10,941
Investment in FBP Statutory Trust I	2,698	2,929
Investment in FBP Statutory Trust II	3,561	3,561
Other assets	3,799	3,791
Total assets	$2,078,550	$2,003,449

Liabilities and Stockholders' Equity
Liabilities:
Other borrowings	$208,635	$216,187
Accounts payable and other liabilities	818	1,019
Total liabilities	209,453	217,206

Stockholders' equity	1,869,097	1,786,243
Total liabilities and stockholders' equity	$2,078,550	$2,003,449

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Statements of Income

	Year Ended December 31,
	2017	2016	2015
(In thousands)

Income
Interest income on money market investments	$20	$20	$20
Dividend income from banking subsidiaries	7,200	34,876	-
Dividend income from non-banking subsidiaries	3,000	7,000	-
Other income	262	241	498
	10,482	42,137	518

Expense
Other borrowings	8,284	7,705	7,450
Other operating expenses	3,175	3,481	2,412
	11,459	11,186	9,862

Gain on early extinguishment of debt	1,391	4,217	-

Income (loss) before income taxes and equity
in undistributed earnings of subsidiaries	414	35,168	(9,344)
Income tax expense	(45)	-	-
Equity in undistributed earnings of subsidiaries	66,587	58,061	30,641
Net income	$66,956	$93,229	$21,297

Other comprehensive income (loss), net of tax	13,775	(6,641)	(9,398)

Comprehensive income	$80,731	$86,588	$11,899

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Statements of Cash Flows

Year Ended December 31,
2017		2016	2015
(In thousands)

Cash flows from operating activities:
Net income	$66,956	$93,229	$21,297

Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Stock-based compensation	3,769	3,563	2,835
Equity in undistributed earnings of subsidiaries	(66,587)	(58,061)	(30,641)
Gain on early extinguishment of debt	(1,391)	(4,217)	-
Accretion of discount on loans	(14)	(11)	(7)
Net (increase) decrease in other assets	(8)	802	(293)
Net (decrease) increase in other liabilities	(201)	(26,685)	6,643
Net cash provided by (used in) operating activities	2,524	8,620	(166)

Cash flows from investing activities:
Principal collected on loans	50	50	63
Net cash provided by investing activities	50	50	63

Cash flows from financing activities:
Repurchase of common stock	(2,497)	(1,132)	(1,174)
Repayment of junior subordinated debentures	(5,930)	(7,025)	-
Dividends paid on preferred stock	(2,676)	(223)	-
Net cash used in financing activities	(11,103)	(8,380)	(1,174)

Net (decrease) increase in cash and cash equivalents	(8,529)	290	(1,277)

Cash and cash equivalents at beginning of the year	35,504	35,214	36,491
Cash and cash equivalents at end of year	$26,975	$35,504	$35,214

Cash and cash equivalents include:
Cash and due from banks	$20,864	$29,393	$29,103
Money market instruments	6,111	6,111	6,111
	$26,975	$35,504	$35,214

NOTE 36 – SUBSEQUENT EVENTS

     During the first quarter of 2018, the Corporation completed the repurchase of $23.8 million of trust-preferred securities of the FBP Statutory Trust I that were auctioned in a public sale at which the Corporation was invited to participate. The Corporation repurchased and cancelled the repurchased trust preferred securities, resulting in a commensurate reduction in the related Floating Rate Junior Subordinated Debentures. The Corporation’s winning bid equated to 90% of the $23.8 million par value. The 10% discount resulted in a gain of approximately $2.3 million.

The Corporation has performed an evaluation of all other events occurring subsequent to December 31, 2017; management has determined that there are no additional events occurring in this period that require disclosure in or adjustment to the accompanying financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

First BanCorp.’s management, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of First BanCorp.’s disclosure controls and procedures as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our CEO and CFO concluded that, as of December 31, 2017, the Corporation’s disclosure controls and procedures were not effective as a result of a material weakness in our internal control relating to management’s review and approval of the appropriateness of certain assumptions used to estimate the allowance for loan losses for commercial loans. Specifically, management’s estimate did not incorporate the actual historical loss rate for loans classified substandard in the commercial loan portfolios, that instead was determined based on a blended loss rate using aggregate historical charge-offs and portfolio balance data for loans rated as special mention, substandard, and doubtful.

The material weakness is discussed in Management’s Report on Internal Control over Financial Reporting, included in Item 8.  Notwithstanding the material weakness discussed in Management’s Report on Internal control over Financial Reporting, the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, has concluded that the Corporation’s financial statements included in this Form 10-K present fairly, in all material respects, the Company’s financial position, results of operations, and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles.

The effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2017 has been audited by KPMG LLP, the Corporation’s independent registered public accounting firm, as stated in their report dated March 15, 2018 included in Item 8 of this Form 10-K.

Changes in Internal Control over Financial Reporting

   There have been no changes to the Corporation’s internal control over financial reporting that occurred during our most recently completed fiscal quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information in response to this Item is incorporated herein by reference from the sections entitled “Information with Respect to Nominees Standing for Election as Directors and with respect to Executive Officers of the Corporation,” “Corporate Governance and Related Matters”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Audit Committee Report” contained in First BanCorp.’s definitive Proxy Statement for use in connection with its 2018 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed with the SEC within 120 days of the close of First BanCorp.’s 2017 fiscal year.

Item 11. Executive Compensation.

  Information in response to this Item is incorporated herein by reference from the sections entitled “Compensation Committee Interlocks and Insider Participation,” “Compensation of Directors,” “Compensation Discussion and Analysis,” “Executive Compensation Disclosure” and “Compensation Committee Report” in First BanCorp.’s Proxy Statement to be filed with the SEC within 120 days of the close of First BanCorp.’s 2017 fiscal year.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

   Information in response to this Item is incorporated herein by reference from the section entitled “Security Ownership of Certain Beneficial Owners and Management” in First BanCorp.’s Proxy Statement to be filed with the SEC within 120 days of the close of First BanCorp.’s 2017 fiscal year and by reference to the section entitled “Securities authorized for issuance under equity compensation plans” in Part II, Item 5 of this Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

   Information in response to this Item is incorporated herein by reference from the sections entitled “Certain Relationships and Related Person Transactions” and “Corporate Governance and Related Matters” in First BanCorp.’s Proxy Statement to be filed with the SEC within 120 days of the close of First BanCorp.’s 2017 fiscal year.

Item 14. Principal Accounting Fees and Services.

Audit Fees

Information in response to this Item is incorporated herein by reference from the section entitled “Information about the Independent Registered Public Accounting Firm” and “Audit Committee Report” in First BanCorp.’s Proxy Statement to be filed with the SEC within 120 days of the close of First BanCorp.’s 2017 fiscal year.

PART IV

Item 15. Exhibits, Financial Statement Schedules

  (a) List of documents filed as part of this report.

(1) Financial Statements.

The following consolidated financial statements of First BanCorp., together with the report thereon of First BanCorp.’s independent registered public accounting firm, KPMG LLP, dated March 15, 2018, are included in Item 8 of this report:

– Report of KPMG LLP, Independent Registered Public Accounting Firm.

–Attestation Report of KPMG LLP, Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

–Consolidated Statements of Financial Condition as of December 31, 2017 and 2016.

–Consolidated Statements of Income for Each of the Three Years in the Period Ended December 31, 2017.

– Consolidated Statements of Comprehensive Income for each of the Three Years in the Period Ended December 31, 2017.

– Consolidated Statements of Cash Flows for Each of the Three Years in the Period Ended December 31, 2017.

– Consolidated Statements of Changes in Stockholders’ Equity for Each of the Three Years in the Period Ended December 31, 2017.

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

4.1	Form of Common Stock Certificate, incorporated by reference from Form 8-A/A filed by First BanCorp on May 4, 2012.
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

10.1	First BanCorp Omnibus Incentive Plan, as amended, incorporated by reference from Exhibit 99.1 to the Form S-8 filed by First BanCorp on June 21,2016.
10.2	Employment Agreement—Aurelio Alemán, incorporated by reference from the Form 10-K for the year ended December 31, 1998 filed by First BanCorp on March 26, 1999.
10.3	Amendment No. 1 to Employment Agreement—Aurelio Alemán, incorporated by reference from Exhibit 10.2 of the Form 10-Q for the quarter ended March 31, 2009 filed by First BanCorp on May 11, 2009.
10.4	Amendment No. 2 to Employment Agreement—Aurelio Alemán, incorporated by reference from Exhibit 10.6 of the Form 10-K for the year ended December 31, 2009 filed by First BanCorp on March 2, 2010.
10.5	Amended and Restated Employment Agreement—Lawrence Odell, incorporated by reference from Exhibit 10.1 of the Form 10-Q for the quarter ended June 30, 2012 filed by First BanCorp on August 9, 2012.
10.6	Employment Agreement—Victor Barreras, incorporated by reference from Exhibit 10.2 of the Form 10-Q for the quarter ended June 30, 2012 filed by First BanCorp on August 9, 2012.
10.7	Employment Agreement—Orlando Berges, incorporated by reference from Exhibit 10.1 of the Form 10-Q for the quarter ended June 30, 2009 filed by First BanCorp on August 11, 2009.
10.8

Letter Agreement, dated as of January 16, 2009, and Securities Purchase Agreement, dated as of January 16, 2009, by and between First BanCorp and the United States Department of the Treasury, incorporated by reference from Exhibit 10.1 of the Form 8-K filed on January 20, 2009.

10.9	Exchange Agreement by and between First BanCorp and the United States Treasury dated as of July 7, 2010, incorporated by reference from Exhibit 10.1 of the Form 8-K filed on July 7, 2010.
10.10	Form of Restricted Stock Award Agreement incorporated by reference from Exhibit 10.23 to the Form S-1/A filed by First BanCorp on July 16, 2010.
10.11	Letter Agreement between First BanCorp. and Roberto R. Herencia, incorporated by reference from Exhibit 10.1 of the Form 8-K/A filed by First BanCorp on November 2, 2011.

10.12

Revised Non-management Chairman of the Board Compensation Structure, incorporated by reference from Exhibit 10.1 of the Form 10-Q for the quarter ended September 30, 2017 filed by First BanCorp. on November 9, 2017.

10.13

Stock Purchase Agreement between First BanCorp and Roberto Herencia dated February 17, 2012, incorporated by reference from Exhibit 10.36 of the Form 10-K for the fiscal year ended December 31, 2011 filed by First BanCorp. on March 13, 2012.

10.14	Non – Employee Director Compensation Structure, incorporated by reference from Exhibit 10.1 of the Form 10-Q for the quarter ended September 30, 2017 filed by First BanCorp on November 9, 2017.
10.15	Offer Letter between First BanCorp and Robert T. Gormley incorporated by reference from Exhibit 10.1 of the Form 8-K filed on November 2, 2012.
10.16	Offer Letter between First BanCorp and David I. Matson incorporated by reference from Exhibit 10.1 of the Form 8-K filed on October 1, 2013.
10.17	Offer Letter between First BanCorp and Juan Acosta Reboyras incorporated by reference from Exhibit 10.1 of the Form 8-K filed on September 3, 2014.
10.18	Offer Letter between First BanCorp and Luz A. Crespo incorporated by reference from Exhibit 10.1 of the Form 8-K filed on February 9, 2015.
10.19	Offer Letter between First BanCorp and John A. Heffern incorporated by reference from Exhibit 10.1 of the Form 8-K filed on November 1, 2017.
14.1	Code of Ethics for CEO and Senior Financial Officers, incorporated by reference from Exhibit 14.1 of the Form 10-K for the fiscal year ended December 31, 2008 filed by First BanCorp on March 2, 2009.
21.1	List of First BanCorp’s subsidiaries
23.1	Consent of KPMG LLP
31.1	Section 302 Certification of the CEO
31.2	Section 302 Certification of the CFO
32.1	Section 906 Certification of the CEO
32.2	Section 906 Certification of the CFO
99.1	Certification of the CEO Pursuant to Section III(b)(4) of the Emergency Stabilization Act of 2008 and 31 CFR § 30.15.
99.2	Certification of the CFO Pursuant to Section III(b)(4) of the Emergency Stabilization Act of 2008 and 31 CFR § 30.15.

Exhibit 101.INS	XBRL Instance Document, filed herewith.
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document, filed herewith.
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document, filed herewith.
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document, filed herewith.
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document, filed herewith.
Exhibit 101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document, filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the Corporation has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

FIRST BANCORP.

By:	/s/ Aurelio Alemán	Date: 3/15/18
Aurelio Alemán
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Aurelio Alemán	Date: 3/15/18
Aurelio Alemán
President, Chief Executive Officer and Director

/s/ Orlando Berges	Date: 3/15/18
Orlando Berges, CPA
Executive Vice President and Chief Financial Officer

/s/ Roberto R. Herencia	Date: 3/15/18
Roberto R. Herencia,
Director and Chairman of the Board

/s/ José Menéndez-Cortada	Date: 3/15/18
José Menéndez-Cortada, Director

/s/ Robert T. Gormley	Date: 3/15/18
Robert T. Gormley,
Director

/s/ David Matson	Date: 3/15/18
David Matson,
Director

/s/ Luz A. Crespo	Date: 3/15/18
Luz A. Crespo
Director

/s/ Juan Acosta Reboyras	Date: 3/15/18
Juan Acosta Reboyras, Director
/s/ Johan A. Heffern John A. Heffern, Director /s/ Pedro Romero Pedro Romero, CPA	Date: 3/15/18 Date: 3/15/18
Senior Vice President and Chief Accounting Officer