Form 10-Q
period 2018-03-31
FIRST BANCORP /PR/
filed 2018-05-10
CIK 1057706

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

______________

FORM 10-Q

(Mark One)

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Large accelerated filer☑	Accelerated filero
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐ Emerging growth company ☐

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

Common stock: 216,406,013 shares outstanding as of April 30, 2018.

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

The two hurricanes that affected the Corporation’s service areas in 2017 are discussed below in Note 2 to the financial statements and in various sections of “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These events caused significant uncertainties, the outcome of which will impact the Corporation’s future results.

Factors that could cause actual results to differ from those expressed in the Corporation’s forward-looking statements include, but are not limited to, risks described or referenced below in Part II, Item 1A. “Risk Factors” and the following:

•         the actual pace and magnitude of economic recovery in the Corporation’s service areas that were affected by two hurricanes during 2017 compared to Management’s current views on the economic recovery;

•         uncertainties about the effectiveness and the timing of the completion of the rebuilding taking place in the regions affected by the hurricanes, including the rebuilding of the public infrastructure, such as Puerto Rico’s power grid, how and the extent to which government, private or philanthropic funds will be invested in the affected communities, how many displaced individuals will return to their homes in both the short- and long-term, and what other demographic changes will take place, if any;

•         uncertainty as to the ultimate outcomes of actions taken, or those that may be taken, by the Puerto Rico government, or the oversight board established by the Puerto Rico Oversight, Management, and Economic Stability Act (“PROMESA”) to address Puerto Rico’s financial problems, including the filing of a form bankruptcy under Title III of PROMESA, which provides a court debt restructuring process similar to U.S. bankruptcy protection, and the effects of measures included in the Puerto Rico government fiscal plan, or any revisions to it, on our clients and loan portfolios;

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

•         uncertainty about whether the Federal Reserve Bank of New York ( the “New York FED” or “Federal Reserve”) will continue to provide approvals for receiving dividends from the Corporation’s subsidiary, FirstBank Puerto Rico (“FirstBank” or the “Bank”), or making payments of dividends on non-cumulative perpetual preferred stock, or payments on trust preferred securities or subordinated debt, incurring, increasing or guaranteeing debt or repurchasing any capital securities, despite the consents that have enabled the Corporation to receive quarterly dividends from FirstBank since the second quarter of 2016, to pay quarterly interest payments on the Corporation’s subordinated debentures associated with its trust preferred securities since the second quarter of 2016, and to pay monthly dividends on the non-cumulative perpetual preferred stock since December 2016;

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

•         the risk that additional portions of the unrealized losses in the Corporation’s investment portfolio are determined to be other-than-temporary, including additional impairments on the Corporation’s remaining $8.1 million of the Puerto Rico government’s debt securities;

•         uncertainty about regulatory and legislative changes for financial services companies in Puerto Rico, the U.S., the USVI and the BVI, which could affect the Corporation’s financial condition or performance and could cause the Corporation’s actual results for future periods to differ materially from prior results and anticipated or projected results;

•         changes in the fiscal and monetary policies and regulations of the U.S. federal government and the Puerto Rico and other governments, including those determined by the Board of the Governors of the Federal Reserve System (the “Federal Reserve Board”), the New York FED, the Federal Deposit Insurance Corporation (“FDIC”), government-sponsored housing agencies, and regulators in Puerto Rico, and the USVI and BVI;

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

•         the effect on the Corporation’s businesses, business practices and results of operations of a potential higher interest rate environment;

•         uncertainty as to whether FirstBank will be able to satisfy its regulators regarding, among other things, its asset quality, liquidity plans, maintenance of capital levels, and compliance with applicable laws, regulations and related requirements; and

•         general competitive factors and industry consolidation.

    The Corporation does not undertake, and specifically disclaims any obligation, to update any “forward-looking statements” to reflect occurrences or unanticipated events or circumstances after the date of such statements except as required by the federal securities laws.

Investors should refer to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017, as well as “Part II, Item 1A, Risk Factors,” in this Quarterly Report on Form 10-Q, for a discussion of such factors and certain risks and uncertainties to which the Corporation is subject.

FIRST BANCORP.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	March 31, 2018	December 31, 2017
(In thousands, except for share information)
ASSETS
Cash and due from banks	$743,409	$705,980
Money market investments:
Time deposits with other financial institutions	3,126	3,126
Other short-term investments	97,289	7,289
Total money market investments	100,415	10,415

Investment securities available for sale, at fair value:
Securities pledged that can be repledged	242,738	350,123
Other investment securities	1,572,766	1,540,893
Total investment securities available for sale	1,815,504	1,891,016

Investment securities held to maturity, at amortized cost:
Securities pledged that can be repledged	-	-
Other investment securities	150,486	150,627
Total investment securities held to maturity, fair value of $134,856 (2017- $131,032)	150,486	150,627

Other investment securities	43,532	43,119
Loans, net of allowance for loan and lease losses of $225,856
(2017 - $231,843)	8,470,034	8,618,633
Loans held for sale, at lower of cost or market	91,375	32,980
Total loans, net	8,561,409	8,651,613
Premises and equipment, net	143,115	141,895
Other real estate owned	154,639	147,940
Accrued interest receivable on loans and investments	44,093	57,172
Other assets	443,784	461,491
Total assets	$12,200,386	$12,261,268

LIABILITIES
Non-interest-bearing deposits	$2,019,823	$1,833,665
Interest-bearing deposits	7,046,642	7,188,966
Total deposits	9,066,465	9,022,631

Securities sold under agreements to repurchase	200,000	300,000
Advances from the Federal Home Loan Bank ("FHLB")	715,000	715,000
Other borrowings	184,150	208,635
Accounts payable and other liabilities	157,667	145,905
Total liabilities	10,323,282	10,392,171

STOCKHOLDERSʼ EQUITY
Preferred stock, authorized, 50,000,000 shares:
Non-cumulative Perpetual Monthly Income Preferred Stock:
issued 22,004,000 shares, outstanding 1,444,146 shares, aggregate
liquidation value of $36,104	36,104	36,104
Common stock, $0.10 par value, authorized, 2,000,000,000 shares;
issued, 220,877,719 shares (2017 - 220,382,343 shares issued)	22,088	22,038
Less: Treasury stock (at par value)	(449)	(410)
Common stock outstanding, 216,390,329 shares outstanding (2017 - 216,278,040
shares outstanding)	21,639	21,628
Additional paid-in capital	936,342	936,772
Retained earnings, includes legal surplus reserve of $59,693	927,681	895,208
Accumulated other comprehensive loss, net of tax of $7,752	(44,662)	(20,615)
Total stockholdersʼ equity	1,877,104	1,869,097
Total liabilities and stockholdersʼ equity	$12,200,386	$12,261,268

The accompanying notes are an integral part of these statements.

FIRST BANCORP.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Quarter Ended
	March 31, 2018	March 31, 2017
(In thousands, except per share information)
Interest and dividend income:
Loans	$133,175	$131,442
Investment securities	13,987	13,302
Money market investments and interest-bearing cash accounts	2,256	484
Total interest income	149,418	145,228
Interest expense:
Deposits	16,971	15,972
Securities sold under agreements to repurchase	2,297	2,623
Advances from FHLB	3,372	2,122
Other borrowings	2,085	1,962
Total interest expense	24,725	22,679
Net interest income	124,693	122,549
Provision for loan and lease losses	20,544	25,442
Net interest income after provision for loan and lease losses	104,149	97,107
Non-interest income:
Service charges and fees on deposit accounts	5,088	5,790
Mortgage banking activities	4,165	3,616
Other-than-temporary impairment ("OTTI") losses on available-for-sale debt securities:
Total other-than-temporary impairment losses	-	(12,231)
Portion of other-than-temporary impairment
recognized in other comprehensive income ("OCI")	-	-
Net impairment losses on available-for-sale debt securities	-	(12,231)
Gain on early extinguishment of debt	2,316	-
Insurance commission income	3,355	3,587
Other non-interest income	7,860	7,481
Total non-interest income	22,784	8,243
Non-interest expenses:
Employees' compensation and benefits	40,684	38,653
Occupancy and equipment	15,105	14,088
Business promotion	2,576	3,281
Professional fees	10,060	10,956
Taxes, other than income taxes	3,856	3,676
Insurance and supervisory fees	3,855	4,909
Net loss on other real estate owned ("OREO") and OREO operations	190	4,076
Credit and debit card processing expenses	3,537	2,831
Communications	1,482	1,543
Other non-interest expenses	4,682	3,869
Total non-interest expenses	86,027	87,882

Income before income taxes	40,906	17,468

Income tax (expense) benefit	(7,758)	8,073

Net income	$33,148	$25,541

Net income attributable to common stockholders	$32,479	$24,872

Net income per common share:

Basic	$0.15	$0.12
Diluted	$0.15	$0.11
Dividends declared per common share	$-	$-

The accompanying notes are an integral part of these statements.

FIRST BANCORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Quarter Ended
	March 31,	March 31,
	2018	2017
(In thousands)

Net income	$33,148	$25,541

Available-for-sale debt securities on which an other-than-temporary impairment has been recognized:
Unrealized gain (loss) on debt securities on which an
other-than-temporary impairment has been recognized	496	(2,930)
Reclassification adjustment for other-than-temporary impairment
on debt securities included in net income	-	12,231
All other unrealized holding (losses) gains on available-for-sale securities arising during the period	(24,549)	1,395
Amount reclassified out of accumulated other comprehensive loss per Accounting Standards
Update ("ASU") 2016-01	6	-
Other comprehensive (loss) income for the period	(24,047)	10,696
Total comprehensive income	$9,101	$36,237

The accompanying notes are an integral part of these statements.

FIRST BANCORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Quarter Ended
	March 31, 2018	March 31, 2017
(In thousands)
Cash flows from operating activities:
Net income	$33,148	$25,541
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,922	4,141
Amortization of intangible assets	1,006	1,121
Provision for loan and lease losses	20,544	25,442
Deferred income tax expense (benefit)	5,472	(6,016)
Stock-based compensation	2,205	1,734
Other-than-temporary impairments on debt securities	-	12,231
Gain on early extinguishment of debt	(2,316)	-
Unrealized loss on derivative instruments	52	57
Net (gain) loss on sales of premises and equipment and other assets	(847)	9
Net gain on sales of loans	(1,096)	(1,472)
Net amortization/accretion of premiums, discounts, and deferred loan fees and costs	(2,095)	(2,031)
Originations and purchases of loans held for sale	(65,984)	(81,389)
Sales and repayments of loans held for sale	76,163	86,924
Loans held for sale valuation adjustment	558	-
Amortization of broker placement fees	367	527
Net amortization/accretion of premium and discounts on investment securities	476	461
Decrease in accrued interest receivable	13,061	3,413
Increase in accrued interest payable	8	174
Decrease in other assets	10,566	5,419
Increase in other liabilities	166	8,517
Net cash provided by operating activities	95,376	84,803

Cash flows from investing activities:
Principal collected on loans	590,753	669,615
Loans originated and purchased	(550,257)	(704,175)
Proceeds from sales of loans held for investment	13,274	53,245
Proceeds from sales of repossessed assets	10,559	12,159
Purchases of available-for-sale securities	(49,626)	(5,003)
Proceeds from principal repayments and maturities of available-for-sale securities	100,195	53,830
Proceeds from principal repayments of held-to-maturity securities	141	141
Additions to premises and equipment	(5,142)	(2,840)
Proceeds from sale of premises and equipment and other assets	1,857	637
Net redemptions of other equity securities	-	4,500
Net cash provided by investing activities	111,754	82,109

Cash flows from financing activities:
Net increase in deposits	45,026	58,722
Change in securities sold under agreements to repurchase	(100,000)	-
Net FHLB advances paid	-	(100,000)
Repayment of junior subordinated debentures	(21,434)	-
Repurchase of outstanding common stock	(2,624)	(528)
Dividends paid on preferred stock	(669)	(669)
Net cash used in financing activities	(79,701)	(42,475)
Net increase in cash and cash equivalents	127,429	124,437
Cash and cash equivalents at beginning of period	716,395	299,685
Cash and cash equivalents at end of period	$843,824	$424,122

Cash and cash equivalents include:
Cash and due from banks	$743,409	$414,034
Money market instruments	100,415	10,088
	$843,824	$424,122

The accompanying notes are an integral part of these statements.

FIRST BANCORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

	Quarter Ended
	March 31,	March 31,
	2018	2017
(In thousands)

Preferred Stock	$36,104	$36,104

Common Stock outstanding:
Balance at beginning of period	21,628	21,745
Common stock issued as compensation	15	14
Common stock withheld for taxes	(38)	(11)
Restricted stock grants	34	95
Balance at end of period	21,639	21,843

Additional Paid-In-Capital:
Balance at beginning of period	936,772	931,856
Stock-based compensation	2,205	1,734
Common stock withheld for taxes	(2,586)	(517)
Restricted stock grants	(34)	(95)
Common stock issued as compensation	(15)	(14)
Balance at end of period	936,342	932,964

Retained Earnings:
Balance at beginning of period	895,208	830,928
Net income	33,148	25,541
Dividends on preferred stock	(669)	(669)
Amount reclassified from accumulated other comprehensive loss per ASU 2016-01	(6)	-
Balance at end of period	927,681	855,800

Accumulated Other Comprehensive (Loss) Income, net of tax:
Balance at beginning of period	(20,615)	(34,390)
Other comprehensive (loss) income, net of tax	(24,047)	10,696
Balance at end of period	(44,662)	(23,694)

Total stockholdersʼ equity	$1,877,104	$1,823,017

The accompanying notes are an integral part of these statements.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The Consolidated Financial Statements (unaudited) of First BanCorp. (the “Corporation”) have been prepared in conformity with the accounting policies stated in the Corporation’s Audited Consolidated Financial Statements included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017. Certain information and note disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted from these statements pursuant to the rules and regulations of the SEC and, accordingly, these financial statements should be read  in conjunction with the Audited Consolidated Financial Statements of the Corporation for the year ended December 31, 2017, which are included in the Corporation’s 2017 Annual Report on Form 10-K. All adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the statement of financial position, results of operations and cash flows for the interim periods have been reflected. All significant intercompany accounts and transactions have been eliminated in consolidation.

The results of operations for the quarter ended March 31, 2018 are not necessarily indicative of the results to be expected for the entire year.

Adoption of New Accounting Requirements and Recently Issued but Not Yet Effective Accounting Requirements

The Financial Accounting Standards Board (“FASB”) has issued the following accounting pronouncements and guidance relevant to the Corporation’s operations:

Revenue Recognition

In May 2014, the FASB updated the Accounting Standards Codification (the “Codification” or the “ASC”) to create a new, principles-based revenue recognition framework. This guidance requires entities to recognize revenues when they transfer promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance describes a 5-step process that entities can apply to achieve the core principle of revenue recognition and requires disclosures sufficient to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers and the significant judgments used in determining that information.

    The Corporation adopted the guidance on January 1, 2018 using a modified retrospective method, in which the guidance applies to existing contracts in effect at January 1, 2018 and new contracts entered into after this date. Most of the Corporation’s revenue, including net interest income, gain on sale of loans, and mortgage servicing fees is explicitly out of scope of the new revenue recognition guidance. The Corporation conducted an assessment of the revenue streams that were potentially affected by the new guidance and reviewed contracts in scope to ensure compliance with the new guidance.

The Corporation has identified service charges on deposits and related cash management services, insurance commissions, merchant-related income, and card interchange income as its most significant revenue streams within the scope of the standard.  For the revenue streams that were found in scope, management reviewed in detail its most significant contracts with corresponding customers. The adoption of this guidance did not have a material effect on the Corporation’s consolidated financial statements. However, additional disclosures required by the standard have been included in Note 22 – Revenue from Contracts with Customers, to the Corporation’s consolidated financial statements.

Recognition and Measurement of Financial Assets and Liabilities

In January 2016, the FASB updated the Codification to require an entity to: (i) measure equity investments at fair value through net income, with certain exceptions, thus, eliminating eligibility for the available-for-sale category; (ii) present in OCI the changes in instrument-specific credit risk for financial liabilities measured using the fair value option; (iii) present financial assets and financial liabilities by measurement category and form of financial asset; (iv) calculate the fair value of financial instruments for disclosure purposes based on an exit price; and (v) assess a valuation allowance on deferred tax assets related to unrealized losses of available-for-sale debt securities in combination with other deferred tax assets. The guidance provides an election to subsequently measure certain nonmarketable equity investments at cost less any impairment, adjusted for certain observable price changes. The guidance also requires a qualitative impairment assessment of such equity investments and amends certain fair value disclosure requirements. The adoption of this standard during the first quarter of 2018 did not have a material effect on the Corporation’s consolidated financial statements.

Statement of Cash Flows Presentation – Restricted Cash

In August 2016 and November 2016, the FASB updated the Codification to provide specific guidance on the classification and presentation of certain cash payments and cash receipts, including changes in restricted cash, in the statement of cash flows. This guidance is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The amendments in this Update should be applied using a retrospective transition method to each period presented. The Corporation adopted the provisions of this guidance during the first quarter of 2018 without any material effect on the Corporation’s consolidated financial statements.

Income Tax Effect of Intra-Entity Transfers of Assets

In October 2016, the FASB updated the Codification to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. With this Update, entities are required to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Under current GAAP, the recognition of current and deferred income taxes for an intra-entity asset transfer is prohibited until the assets are sold to an outside party. This Update does not include new disclosure requirements; however, existing disclosure requirements might be applicable when accounting for the current and deferred income taxes for an intra-entity transfer of an asset other than inventory. For example, GAAP requires an entity to disclose a comparison of income tax expense (benefit) with statutory expectations (a rate reconciliation for public entities or a description of the nature of each significant reconciling item for nonpublic entities) and also requires an entity to disclose the types of temporary differences and carryforwards that give rise to a significant portion of deferred income taxes. The Corporation adopted the provisions of this guidance during the first quarter of 2018 without any effect on the Corporation’s consolidated financial statements.

Clarifying what Changes Qualify as a Modification of a Share-Based Payment Award

In May 2017, the FASB updated the codification to reduce the cost and complexity when applying ASC Topic 718, “Compensation – Stock Compensation,” and standardize the practice of applying Topic 718 to financial reporting. Topic 718 prescribes the accounting treatment of a modification in the terms or conditions of a share-based payment award. The guidance clarifies what changes would qualify as a modification. This was done by better defining what does not constitute a modification. In order for a change to a share-based arrangement to not require Topic 718 modification treatment, all of the following must be met: (i) the fair value (or alternative measurement method used) of the modified award equals the fair value (or alternative measurement method used) of the original award immediately before the original award is modified; (ii) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; and (iii) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The current disclosure requirements in Topic 718 apply regardless of whether an entity is required to apply modification accounting under this Update. The amendments in this Update should be applied prospectively to an award modified on or after the adoption date. The Corporation adopted the provisions of this guidance on January 1, 2018 without any effect on the Corporation’s consolidated financial statements. The Corporation’s Omnibus Plan provides for equity-based compensation incentives through the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, cash-based awards and other stock-based awards. If any change occurs in the future to awards issued under the Omnibus Plan, the Corporation will evaluate it under this guidance.

Lease Accounting

In February 2016, the FASB updated the Codification to provide guidance for the financial reporting about leasing transactions. Under the new guidance, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP, which requires only capital leases to be recognized on the balance sheet, the guidance will require both types of leases to be recognized on the balance sheet. The guidance will also require disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements. The guidance on leases will take effect for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early application is permitted. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period presented in the financial statements. As lessees, the Corporation has lease agreements for branch locations that are currently considered operating leases, and therefore are not recognized on the Corporation’s consolidated balance sheets. The Corporation expects that the new guidance will require these leases to be recognized on the consolidated balance sheets as a right-of-use asset with a corresponding lease liability. The Corporation continues to evaluate the effect that this guidance will have on the Corporation’s consolidated financial statements.

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

The guidance amends the current OTTI model for available-for-sale debt securities. The new available-for-sale debt security model will require an estimate of ECL only when the fair value is below the amortized cost of the asset. The length of time the fair value of an available-for-sale debt security has been below the amortized cost will no longer affect the determination of whether a credit loss exists. As such, the new available-for-sale debt security model is not an OTTI model. In addition, credit losses on available-for-sale debt securities will now be limited to the difference between the security’s amortized cost basis and its fair value. The available-for-sale debt security model will also require the use of an allowance to record estimated credit losses (and subsequent recoveries).

The purchased financial assets with credit deterioration (“PCD”) model applies to purchased financial assets (measured at amortized cost or available-for-sale) that have experienced more than insignificant credit deterioration since origination. This represents a change from the scope of what are considered purchased credit-impaired assets under today’s model. In contrast to the accounting for originated or purchased assets that do not qualify as PCD, the initial estimate of expected credit losses for a PCD would be recognized through an allowance for loan and lease losses with an offset to the cost basis of the related financial asset at acquisition (i.e., there is no effect to net income at initial recognition). Subsequently, the accounting will follow the applicable CECL or available-for-sale debt security impairment model with all adjustments of the allowance for loan and lease losses recognized through earnings. Beneficial interests classified as held-to-maturity or available-for-sale will need to apply the PCD model if the beneficial interest meets the definition of PCD or if there is a significant difference between contractual and expected cash flows at initial recognition.

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

The Corporation has developed a transition roadmap in order to comply with the timely implementation of this new accounting framework. The Corporation has created a working group with members from multiple areas across the organization that is responsible for assessing the effect of the standard, evaluating interpretative issues, and evaluating the current credit loss models against the new guidance to determine any necessary changes and other related implementation activities. The working group provides periodic updates to the Corporation’s CECL Management Committee, which has oversight responsibilities for the implementation efforts. The Corporation continues to evaluate the effect that this guidance, including the method of implementation, will have on its consolidated financial statements.

Subsequent Measurement of Goodwill

    In January 2017, the FASB updated the Codification to simplify the subsequent measurement of goodwill by eliminating Step 2 from the current two-step goodwill impairment test. This guidance provides that a goodwill impairment test be conducted by comparing the fair value of a reporting unit with its carrying amount. Entities are to recognize an impairment charge for goodwill equal to the excess of the carrying amount over the reporting unit’s fair value. Entities have the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The effect of this guidance will depend upon the performance of the reporting units and the market conditions affecting the fair value of each reporting unit going forward.

Amortization of Premiums and Discounts of Callable Debt Securities

In March 2017, the FASB updated the Codification to shorten the amortization period for certain purchased callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. With respect to securities held at a discount, the amendments do not require an accounting change; thus, the discount continues to be amortized to maturity. Under current GAAP, premiums and discounts on callable debt securities generally are amortized to the maturity date. An entity must have a large number of similar loans to consider estimates of future principal prepayments when applying the interest method. However, an entity that holds an individual callable debt security at a premium may not amortize that premium to the earliest call date. If that callable debt security is subsequently called, the entity records a loss equal to the unamortized premium. The amendments in this Update more closely align the amortization period of premiums and discounts to expectations incorporated in market pricing on the underlying securities. In most cases, market participants price securities to the call date that produces the worst yield when the coupon is above current market rates (that is, the security is trading at a premium) and price securities to maturity when the coupon is below market rates (that is, the security is trading at a discount) in anticipation that the borrower will act in its economic best interest. As a result, the amendments more closely align interest income recorded on bonds held at a premium or a discount with the economics of the underlying instrument. For public business entities, the amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The adoption of this guidance is not expected to have a material effect on the Corporation’s consolidated statement of financial condition or results of operations. As of March 31, 2018, the Corporation had $4.3  million of callable debt securities held at a premium (unamortized premium of $50 thousand).

Derivatives and Hedging

In August 2017, the FASB updated the Codification to: (i) expand hedge accounting for nonfinancial and financial risk components and amend measurement methodologies to more closely align hedge accounting with a company’s risk management activities; (ii) decrease the complexity of preparing and understanding hedge results by eliminating the separate measurement and reporting of hedge ineffectiveness; (iii) enhance transparency, comparability, and understanding of hedge results through enhanced disclosures and changing the presentation of hedge results to align the effects of the hedging instrument and the hedged item; and (iv) reduce the cost and complexity of applying hedge accounting by simplifying the manner in which assessments of hedge effectiveness may be performed. This Update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The guidance requires companies to apply requirements to existing hedging relationships on the date of adoption, and the effect of the adoption should be reflected as of the beginning of the fiscal year of adoption. As of March 31, 2018, all of the derivatives held by the Corporation were considered economic undesignated hedges. The adoption of this guidance is not expected to have a material effect on the Corporation’s consolidated statement of financial condition or results of operations.

Reclassification of Certain Tax Effects From Accumulated Other Comprehensive Income

    In February 2018, the FASB updated the Codification to provide entities with an option to reclassify tax effects that were stranded in accumulated other comprehensive income, pursuant to the recently enacted Tax Cuts and Jobs Act of 2017 (the “Tax Act”), to retained earnings. This guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. This guidance may be early adopted in any interim or annual period for which financial statements have not yet been issued and applied either in the period of adoption or retrospectively to each period in which the effect of the change in the corporate tax rate in the Tax Act is recognized. The adoption of this guidance is not expected to have an effect on the Corporation’s consolidated financial statements.

NOTE 2 – UPDATE ON EFFECTS OF NATURAL DISASTERS

Two strong hurricanes affected the Corporation’s service areas during September 2017. The following summarizes the more significant continuing financial repercussions of these natural disasters for the Corporation and for its major subsidiary, FirstBank.

Credit Quality and Allowance for Loan and Lease Losses

Relationship officers continued to closely monitor the performance of hurricane-affected loan customers during the first quarter of 2018, and data became available on the performance of consumer and residential credits that had been under payment deferral programs. This information was factored into the determination of the allowance for loan and lease losses as of March 31, 2018. Although the identification and evaluation of hurricane-affected credits has been substantially completed, management’s assessment of the hurricanes’ effect is still subject to uncertainties, both those specific to some individual customers, such as the resolution of insurance claims, and those applicable to the overall economic prospects of the hurricane-affected areas as a whole. During the first quarter of 2018, the Corporation recorded a net loan loss reserve release of approximately $6.4 million in connection with revised estimates associated with the effects of the hurricanes. The revised estimates were primarily attributable to updated assessments of financial performance and repayment prospects of certain individually-assessed commercial credits and lower reserve requirements resulting from payments received during the first quarter that reduced the balance of the consumer loan portfolio outstanding on the dates of the hurricanes.

As of March 31, 2018, the hurricane-related allowance amounted to $62.1 million (net of a $2.8 million charge-off taken on a hurricane-affected construction credit during the fourth quarter of 2017). With the resolution of uncertainties and the ongoing collection of information on individual commercial customers and statistics on the consumer and residential loan portfolios, the loss estimate will be revised as needed. Refer to Note 7, – Loans Held for Investment, to the consolidated financial statements for information about non-performing loans and early delinquency statistics.

Disaster Response Plan Costs, Casualty Losses and Related Insurance

The Corporation has incurred a variety of costs to operate in disaster response mode, and some facilities and their contents were damaged by the storms.  The Corporation maintains insurance for casualty losses as well as for reasonable and necessary disaster response costs and certain revenue lost through business interruption. Most of the significant disaster response costs were incurred by the end of the first quarter of 2018. The cost were included, where appropriate, in an insurance claim receivable based on management’s understanding of the underlying coverage. An insurance claim receivable of $5.3 million was included as part of other assets as of March 31, 2018, and the Corporation has incurred $9.4 million of hurricane-related disaster response costs and casualty losses, including $1.6 million charged to operations in the first quarter of 2018.  Impairments, recoverable expenses and expected recoveries are included as part of “Other non-interest income” in the statement of income.  Management also believes that there is a possibility that some gains will be recognized with respect to casualty and lost revenue claims in future periods, but this is contingent on reaching agreement on the Corporation’s claims with the insurance carriers.

Liquidity Management

The Corporation experienced rapid accumulation of deposits after the hurricanes in the fourth quarter of 2017 and the first quarter of 2018.  Total deposits as of March 31, 2018, excluding brokered CDs, increased $238.3 million from December 31, 2017 and $599.8 million since September 30, 2017.  The most significant increase was in non-interest-bearing demand deposits, which grew 10%, or $186.2 million from December 31, 2017 and $433.7 million, or 27%, since September 30, 2017.  Hurricane-related factors, such as the effect of payment deferral programs available to customers, disaster relief funds, and settlement of insurance claims continue to contribute to this accumulation.  Although management expects the balances accumulated by deposit customers in the hurricane-affected areas to reduce over time, it is difficult to predict when and to what degree, and there may be further growth as insurance claims are resolved and additional disaster-recovery funds are distributed.

NOTE 3 – EARNINGS PER COMMON SHARE

The calculations of earnings per common share for the quarters ended March 31, 2018 and 2017 are as follows:

	Quarter Ended
	March 31,	March 31,
	2018	2017
(In thousands, except per share information)
Net income	$33,148	$25,541
Less: Preferred stock dividends	(669)	(669)
Net income attributable to common stockholders	$32,479	$24,872

Weighted-Average Shares:
Average common shares outstanding	214,646	213,340
Average potential dilutive common shares	1,648	4,033
Average common shares outstanding-assuming dilution	216,294	217,373

Earnings per common share:
Basic	$0.15	$0.12
Diluted	$0.15	$0.11

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

Potential dilutive common shares consist of unvested shares of restricted stock that do not contain non-forfeitable dividend rights, performance units that do not contain non-forfeitable dividend rights if the performance condition in met as of the end of the reporting period, and outstanding warrants using the treasury stock method. This method assumes that the potential dilutive common shares are issued and outstanding and the proceeds from the exercise, in addition to the amount of compensation cost attributable to future services, are used to purchase common stock at the exercise date. The difference between the numbers of potential dilutive shares issued and the shares purchased is added as incremental shares to the actual number of shares outstanding to compute diluted earnings per share. Unvested shares of restricted stock and performance units that do not contain non-forfeitable dividend rights, and outstanding warrants that result in lower potential dilutive shares issued than shares purchased under the treasury stock method, are not included in the computation of dilutive earnings per share since their inclusion would have an antidilutive effect on earnings per share.

NOTE 4 – STOCK-BASED COMPENSATION

   On May 24, 2016, the Corporation’s stockholders approved the amendment and restatement of the First BanCorp. Omnibus Incentive Plan, as amended (the “Omnibus Plan”), to, among other things, increase the number of shares of common stock reserved for issuance under the Omnibus Plan, extend the term of the Omnibus Plan to May 24, 2026 and re-approve the material terms of the performance goals under the Omnibus Plan for purposes of the then Section 162(m) of the U.S. Internal Revenue Code of 1986, as amended. The Omnibus Plan provides for equity-based compensation incentives (the “awards”) through the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, cash-based awards and other stock-based awards. The Omnibus Plan authorizes the issuance of up to 14,169,807 shares of common stock, subject to adjustments for stock splits, reorganizations and other similar events. As of March 31, 2018, 7,063,074 authorized shares of common stock were available for issuance under the Omnibus Plan. The Corporation’s Board of Directors, based on the recommendation of the Corporation’s Compensation and Benefits Committee, has the power and authority to determine those eligible to receive awards and to establish the terms and conditions of any awards, subject to various limits and vesting restrictions that apply to individual and aggregate awards.

Restricted Stock

Under the Omnibus Plan, the Corporation may grant restricted stock to plan participants, subject to forfeiture upon the occurrence of certain events until the dates specified in the participant’s award agreement. While the restricted stock is subject to forfeiture and does not contain non-forfeitable dividend rights, restricted stock participants may exercise full voting rights. The restricted stock granted under the Omnibus Plan is typically subject to a vesting period. During the first quarter of 2018, the Corporation awarded 341,189 shares of restricted stock to employees, fifty percent (50%) of those shares vest in two years from the grant date and the remaining 50% vest in three years of the grant date. Included in those 341,189 shares of restricted stock were 20,447 shares granted to retirement-eligible employees at the grant date. The fair value of the shares of restricted stock granted in the first quarter of 2018 was based on the market price of the Corporation’s outstanding common stock on the date of the grant.

The following table summarizes the restricted stock activity in the first quarter of 2018 under the Omnibus Plan:

	Quarter Ended
	March 31, 2018
	Number of
	shares of	Weighted-Average
	restricted	Grant Date
	stock	Fair Value

Non-vested shares at beginning of period	1,816,968	$2.76
Granted	341,189	6.29
Vested	(1,061,476)	2.02
Non-vested shares at March 31, 2018	1,096,681	$4.58

    For the quarters ended March 31, 2018 and 2017, the Corporation recognized $1.1 million and $0.9 million, respectively, of stock-based compensation expense related to restricted stock awards. As of March 31, 2018, there was $3.9 million of total unrecognized compensation cost related to non-vested shares of restricted stock. The weighted average period over which the Corporation expects to recognize such cost is 1.7 years. The total expense determined for restricted stock awards granted to retirement-eligible employees was charged against earnings at the grant date.

    During the first quarter of 2017, the Corporation awarded 949,332 shares of restricted stock to employees subject to a vesting period of two years. Included in those 949,332 shares of restricted stock were 838,332 shares granted to certain senior officers consistent with the requirements of the Troubled Asset Relief Program (“TARP”) Interim Final Rule. On May 10, 2017, the United States Department of the Treasury (the “U.S. Treasury) announced that it had sold all of its remaining 10,291,553 shares of the Corporation’s common stock. As a result of the sale by the U.S. Treasury, the Corporation is no longer subject to the compensation-related restrictions under TARP, which substantially limited the Corporation’s ability to award short-term and long-term incentives to the Corporation’s executives, and the Corporation’s senior officers are no longer subject to the transferability restrictions on their shares of restricted stock. However, since the U.S. Treasury did not recover the full amount of its original investment under TARP, the senior officers forfeited 2,370,571, or 50%, of their outstanding shares of restricted stock, resulting in a reduction in the number of common shares outstanding. The U.S. Treasury continues to hold a warrant to purchase 1,285,899 shares of the Corporation’s common stock.

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

Performance Units

Under the Omnibus Plan, the Corporation may award performance unit awards to Omnibus Plan participants.  During the first quarter of 2018, the Corporation granted 304,408 unit awards to executives, with each unit representing the value of one share of the Corporation’s common stock.  The performance unit awards granted are for the performance period beginning January 1, 2018 and ending on December 31, 2020 and are subject to a three-year requisite service period.  These awards do not contain non-forfeitable rights to dividend equivalent amounts and can only be settled in shares of the Corporation’s common stock. Included in those 304,408 performance unit awards were 29,171 units granted to retirement-eligible executives at the grant date.  The performance unit will vest based on the achievement of a pre-established tangible book value per share target as of December 31, 2020.  All of the performance units will vest if performance is at the pre-established performance target level or above.  However, the participants may vest on 50% of the awards to the extent that performance is below the target but at 80% of the pre-established performance target level (the 80% minimum threshold).  If performance is between the 80% minimum threshold and the pre-established performance target level, the participants will vest on a proportional amount. No performance units will vest if performance is below the 80% minimum threshold.

The fair value of the performance unit awards granted in the first quarter of 2018 was based on the market price of the Corporation’s outstanding common stock on the date of the grant.  For the first quarter of 2018, the Corporation recognized $0.2 million of stock-based compensation related to performance unit awards.  As of March 31, 2018, there was $1.7 million of total unrecognized compensation cost related to unvested performance units that the Corporation expects to recognize over the three-year requisite service period. The total expense determined for the performance unit awards granted to retirement-eligible executives was charged against earnings at the grant date. The total amount of compensation expense recognized reflects management’s assessment of the probability that the pre-established performance goal will be achieved. A cumulative adjustment is recognized to compensation expense in the current period to reflect any changes in the probability of achievement of the performance goals.

Salary stock

   Also, effective April 1, 2013, the Corporation’s Board of Directors determined to increase the salary amounts paid to certain executive officers primarily by paying the increased salary amounts in the form of shares of the Corporation’s common stock issued under the Omnibus Plan, instead of cash. During the first quarter of 2018, the Corporation issued 154,187 shares of common stock (first quarter of 2017 – 135,692 shares) with a weighted average market value of $5.80 (first quarter of 2017 - $6.31) as salary stock compensation. This resulted in a compensation expense of $0.8 million recorded in each of the first quarter of 2018 and 2017.

   During the quarter ended March 31, 2018, the Corporation withheld 56,131 shares (first quarter of 2017 – 45,710 shares) from the common stock paid to certain senior officers as additional compensation and 326,956 shares of the restricted stock that vested during the first quarter of 2018 (first quarter of 2017 – 52,590 shares) to cover employees’ payroll and income tax withholding liabilities; these shares are held as treasury shares. The Corporation paid in cash any fractional share of salary stock to which the officer was entitled. In the consolidated financial statements, the Corporation treats shares withheld for tax purposes as common stock repurchases.

NOTE 5 – INVESTMENT SECURITIES

Investment Securities Available for Sale

The amortized cost, non-credit loss component of OTTI recorded in OCI, gross unrealized gains and losses recorded in OCI, approximate fair value, and weighted-average yield of investment securities available for sale by contractual maturities as of March 31, 2018 and December 31, 2017 were as follows:

	March 31, 2018
	Amortized cost	Noncredit Loss Component of OTTI Recorded in OCI	Gross		Fair value
			Unrealized			Weighted-
			gains	losses		average yield %
(Dollars in thousands)

U.S. Treasury securities:
Due within one year	$49,799	$-	$-	$22	$49,777	1.55
After 1 to 5 years	7,465	-	-	73	7,392	1.29

U.S. government-sponsored
agencies obligations:
Due within one year	72,484	-	-	242	72,242	1.08
After 1 to 5 years	309,459	-	-	4,996	304,463	1.42
After 5 to 10 years	133,471	-	26	2,736	130,761	2.74
After 10 years	39,190	-	-	254	38,936	2.07

Puerto Rico government
obligations:
After 5 to 10 years	4,052	-	22	-	4,074	3.14
After 10 years	4,035	-	-	1,301	2,734	6.97

United States and Puerto
Rico government
obligations	619,955	-	48	9,624	610,379	1.76
Mortgage-backed securities:
Freddie Mac ("FHLMC") certificates:
After 5 to 10 years	43,037	-	12	1,305	41,744	1.96
After 10 years	262,934	-	-	8,379	254,555	2.28
	305,971	-	12	9,684	296,299	2.23

Ginnie Mae ("GNMA") certificates:
After 1 to 5 years	136	-	3	-	139	2.77
After 5 to 10 years	65,098	-	683	137	65,644	3.04
After 10 years	140,314	-	4,492	986	143,820	3.81
	205,548	-	5,178	1,123	209,603	3.57
Fannie Mae ("FNMA") certificates:
After 1 to 5 years	15,735	-	177	195	15,717	2.89
After 5 to 10 years	109,562	-	-	4,279	105,283	1.76
After 10 years	531,560	-	1,818	14,320	519,058	2.52
	656,857	-	1,995	18,794	640,058	2.40
Collateralized mortgage obligations
guaranteed by the FHLMC
and GNMA
After 1 to 5 years	8,154	-	8	11	8,151	2.53
After 10 years	34,619	-	321	-	34,940	2.53
	42,773	-	329	11	43,091	2.53

Other mortgage pass-through
trust certificates:
After 10 years	21,309	5,235	-	-	16,074	4.49
Total mortgage-backed
securities	1,232,458	5,235	7,514	29,612	1,205,125	2.60

Total investment securities
available for sale	$1,852,413	$5,235	$7,562	$39,236	$1,815,504	2.32

	December 31, 2017
	Amortized cost	Noncredit Loss Component of OTTI Recorded in OCI	Gross		Fair value
			Unrealized			Weighted-
			gains	losses		average yield%
(Dollars in thousands)

U.S. Treasury securities:
After 1 to 5 years	$7,458	$-	$-	$57	$7,401	1.29

U.S. government-sponsored
agencies obligations:
Due within one year	122,471	-	-	319	122,152	1.06
After 1 to 5 years	309,472	-	28	3,735	305,765	1.42
After 5 to 10 years	133,451	-	117	319	133,249	2.72
After 10 years	40,769	-	1	149	40,621	1.84

Puerto Rico government
obligations:
After 5 to 10 years	4,071	-	47	-	4,118	3.14
After 10 years	3,972	-	-	1,277	2,695	6.97

United States and Puerto
Rico government
obligations	621,664	-	193	5,856	616,001	1.70

Mortgage-backed securities:
FHLMC certificates:
After 5 to 10 years	18,658	-	14	63	18,609	2.14
After 10 years	297,733	-	217	4,853	293,097	2.23
	316,391	-	231	4,916	311,706	2.23

GNMA certificates:
After 1 to 5 years	81	-	1	-	82	3.23
After 5 to 10 years	69,661	-	1,244	-	70,905	3.05
After 10 years	145,067	-	5,910	334	150,643	3.81
	214,809	-	7,155	334	221,630	3.56
FNMA certificates:
After 1 to 5 years	20,831	-	294	109	21,016	2.69
After 5 to 10 years	49,934	-	-	818	49,116	1.83
After 10 years	613,129	-	3,180	6,401	609,908	2.43
	683,894	-	3,474	7,328	680,040	2.39
Collateralized mortgage obligations
issued or guaranteed by
FHLMC and GNMA:
After 1 to 5 years	5,918	-	14	-	5,932	2.21
After 5 to 10 years	2,556	-	11	-	2,567	2.23
After 10 years	35,331	-	231	-	35,562	2.22
	43,805	-	256	-	44,061	2.22

Other mortgage pass-through
trust certificates:
After 10 years	22,791	5,731	-	-	17,060	2.44
Total mortgage-backed
securities	1,281,690	5,731	11,116	12,578	1,274,497	2.54

Other
Due within one year	100	-	-	-	100	1.48

Equity Securities (1)	424	-	-	6	418	2.11

Total investment securities
available for sale	$1,903,878	$5,731	$11,309	$18,440	$1,891,016	2.27

(1)		As of January 1, 2018, the Corporation adopted ASU 2016-01, resulting in the reclassification of equity securities from available-for-sale investment securities to other investment securities.

Maturities of mortgage-backed securities (“MBS”) are based on contractual terms assuming no prepayments. Expected maturities of investments might differ from contractual maturities because they may be subject to prepayments and/or call options. The weighted-average yield on investment securities available for sale is based on amortized cost and, therefore, does not give effect to changes in fair value. The net unrealized gain or loss on securities available for sale and the noncredit loss component of OTTI are presented as part of OCI.

The following tables show the Corporation’s available-for-sale investments’ fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of March 31, 2018 and December 31, 2017. The tables also include debt securities for which an OTTI was recognized and only the amount related to a credit loss was recognized in earnings. For unrealized losses for which OTTI was recognized, the related credit loss was charged against the amortized cost basis of the debt security.

	As of March 31, 2018
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
(In thousands)
Debt securities:
Puerto Rico-government obligations	$-	$-	$2,734	$1,301	$2,734	$1,301
U.S. Treasury and U.S. government
agenciesʼ obligations	238,248	3,306	360,298	5,017	598,546	8,323
Mortgage-backed securities:
FNMA	354,552	7,690	259,076	11,104	613,628	18,794
FHLMC	138,510	2,916	157,598	6,768	296,108	9,684
GNMA	68,490	1,123	-	-	68,490	1,123
Collateralized mortgage obligations
issued or guaranteed by
FHLMC and GNMA	5,907	11	-	-	5,907	11
Other mortgage pass-through
trust certificates	-	-	16,074	5,235	16,074	5,235
	$805,707	$15,046	$795,780	$29,425	$1,601,487	$44,471

	As of December 31, 2017
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
(In thousands)
Debt securities:
Puerto Rico-government obligations	$-	$-	$2,695	$1,277	$2,695	$1,277
U.S. Treasury and U.S. government
agenciesʼ obligations	136,459	494	362,050	4,085	498,509	4,579
Mortgage-backed securities:
FNMA	189,699	1,705	274,963	5,623	464,662	7,328
FHLMC	91,174	590	166,331	4,326	257,505	4,916
GNMA	39,145	334	-	-	39,145	334
Other mortgage pass-through
trust certificates	-	-	17,060	5,731	17,060	5,731
Equity securities (1)	-	-	407	6	407	6
	$456,477	$3,123	$823,506	$21,048	$1,279,983	$24,171

(1) As of January 1, 2018, the Corporation adopted ASU 2016-01, resulting in the reclassification of equity securities from available-for-sale investment securities to other investment securities.

Assessment for OTTI

Debt securities issued by U.S. government agencies, U.S. government-sponsored entities, and the U.S. Treasury accounted for approximately 98% of the total available-for-sale portfolio as of March 31, 2018, and no credit losses are expected, given the explicit and implicit guarantees provided by the U.S. federal government.  The Corporation’s OTTI assessment was concentrated mainly on private label MBS, and on Puerto Rico government debt securities, for which credit losses are evaluated on a quarterly basis. The Corporation considered the following factors in determining whether a credit loss exists and the period over which the debt security is expected to recover:

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

•         The level of cash flows generated from the underlying collateral, if any, supporting the principal and interest payments of the debt securities.

The Corporation recorded OTTI losses on available-for-sale debt securities as follows:

		Quarter ended March 31,
		2018	2017
	(In thousands)
	Total other-than-temporary impairment losses	$-	$(12,231)
	Portion of other-than-temporary impairment recognized in OCI	-	-
	Net impairment losses recognized in earnings (1)	$-	$(12,231)
	_________
(1)	Credit losses on Puerto Rico government debt securities, recorded in the first quarter of 2017.

The following tables summarize the roll-forward of credit losses on debt securities held by the Corporation for which a portion of an OTTI is recognized in OCI:

	Cumulative OTTI credit losses recognized in earnings on securities still held

		Credit impairments
	December 31,	recognized in earnings on	March 31,
	2017	securities that have been	2018
	Balance	previously impaired	Balance
(In thousands)
Available-for-sale securities
Private label MBS	$6,792	$-	$6,792

	Cumulative OTTI credit losses recognized in earnings on securities still held
		Credit impairments
	December 31,	recognized in earnings on	March 31,
	2016	securities that have been	2017
	Balance	previously impaired	Balance
(In thousands)
Available for sale securities
Puerto Rico government obligations	$22,189	$12,231	$34,420
Private label MBS	6,792	$-	6,792
Total OTTI credit losses for available-for-sale
debt securities	$28,981	$12,231	$41,212

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

  For the OTTI charge recorded on the Puerto Rico government debt securities in the first quarter of 2017, the Corporation considered the latest available information about the Puerto Rico government’s financial condition, including but not limited to credit ratings downgrades, revised estimates of recovery rates, and other relevant developments such as government actions, including debt exchange proposals and the fiscal plan published by the Puerto Rico government in March 2017, as applicable. The Corporation applied a discounted cash flow analysis to its Puerto Rico government debt securities in order to calculate the cash flows expected to be collected and to determine if any portion of the decline in market value of these securities was considered a credit-related OTTI. The analysis derived an estimate of value based on the present value of risk-adjusted cash flows of the underlying securities and included consideration of the following components:

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

The discounted risk-adjusted cash flow analysis for the three Puerto Rico government bonds mentioned above assumed a default probability of 100%, as these three non-performing bonds had been in default since the third quarter of 2016. Based on this analysis, the Corporation recorded in the first quarter of 2017 credit-related OTTI amounting to $12.2 million, assuming recovery rates ranging from 15% to 80% (with a weighted average of 41%).

In addition, the Corporation performed on OTTI assessment on its private label MBS, which are collateralized by fixed-rate mortgages on single-family residential properties in the United States. The interest rate on these private-label MBS is variable, tied to 3-month LIBOR and limited to the weighted-average coupon on the underlying collateral. The underlying mortgages are fixed-rate, single-family loans with original FICO scores (over 700) and moderate loan-to-value ratios (under 80%), as well as moderate delinquency levels. Based on the expected cash flows, and since the Corporation does not have the intention to sell the securities and has sufficient capital and liquidity to hold these securities until a recovery of the fair value occurs, only the credit loss component, if any, is reflected in earnings.  Significant assumptions in the valuation of the private label MBS were as follows:

	As of		As of
	March 31, 2018		December 31, 2017
	Weighted		Weighted
	Average	Range	Average	Range

Discount rate	14.5%	14.5%	14.0%	14.0%
Prepayment rate	15.2%	7.5% - 24.5%	16.4%	12.0% - 29.0%
Projected Cumulative Loss Rate	4%	0% - 9%	3%	0% - 6.8%

 No OTTI charges on private label MBS were recorded in either the first quarter of 2018 or the first quarter of 2017.

Investments Held to Maturity

The amortized cost, gross unrealized gains and losses, approximate fair value, weighted-average yield and contractual maturities of investment securities held to maturity as of March 31, 2018 and December 31, 2017 were as follows:

	March 31, 2018
	Amortized cost			Fair value
		Gross Unrealized
					Weighted-
		gains	losses		average yield%

Puerto Rico Municipal Bonds:
After 1 to 5 years	$3,712	$-	$161	$3,551	5.39
After 5 to 10 years	39,523	-	2,703	36,820	5.35
After 10 years	107,251	-	12,766	94,485	5.21
Total investment securities
held to maturity	$150,486	$-	$15,630	$134,856	5.25

	December 31, 2017
	Amortized cost			Fair value
		Gross Unrealized
					Weighted
		gains	losses		average-yield%

Puerto Rico Municipal Bonds:
After 1 to 5 years	$3,853	$-	$173	$3,680	5.38
After 5 to 10 years	39,523	-	3,048	36,475	5.28
After 10 years	107,251	-	16,374	90,877	4.93
Total investment securities
held to maturity	$150,627	$-	$19,595	$131,032	5.03

The following tables show the Corporation’s held-to-maturity investments’ fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of March 31, 2018 and December 31, 2017:

As of March 31, 2018
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
(In thousands)
Debt securities:
Puerto Rico Municipal Bonds	$-	$-	$134,856	$15,630	$134,856	$15,630

As of December 31, 2017
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
(In thousands)
Debt securities:
Puerto Rico Municipal Bonds	$-	$-	$131,032	$19,595	$131,032	$19,595

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

    Approximately 70% of the held-to-maturity municipal bonds were issued by three of the largest municipalities in Puerto Rico. The vast majority of revenues of these three municipalities is independent of the Puerto Rico central government. These obligations typically are not issued in bearer form, nor are they registered with the SEC and are not rated by external credit agencies. In most cases, these bonds have priority over the payment of operating costs and expenses of the municipality, which are required by law to levy special property taxes in such amounts as are required for the payment of all of their respective general obligation bonds and loans. The PROMESA oversight board has not designated any of Puerto Rico’s 78 municipalities as covered entities under PROMESA. However, while the fiscal plan recently certified by the PROMESA oversight board did not contemplate a restructuring of the debt of Puerto Rico’s municipalities, the plan did call for the gradual elimination of budgetary subsidies provided to municipalities by the central government. Furthermore, municipalities are also likely to be affected by the negative economic and other effects resulting from the recent hurricanes and from expense, revenue or cash management measures taken by the Puerto Rico government to address its fiscal and liquidity shortfalls, or measures included in fiscal plans of other government entities, such as the fiscal plans of the GDB and the Puerto Rico Electric Power Authority (“PREPA”). Given the uncertain effect that the negative fiscal situation of the Puerto Rico central government and the measures taken or to be taken by other government entities may have on municipalities, the Corporation cannot be certain if future impairment charges will be required relating to these securities.

     From time to time, the Corporation has securities held to maturity with an original maturity of three months or less that are considered cash and cash equivalents and classified as money market investments in the consolidated statements of financial condition.  As of March 31, 2018 and December 31, 2017, the Corporation had no outstanding securities held to maturity that were classified as cash and cash equivalents.

NOTE 6 – OTHER INVESTMENT SECURITIES

Institutions that are members of the FHLB system are required to maintain a minimum investment in FHLB stock. Such minimum investment is calculated as a percentage of aggregate outstanding mortgages, and the FHLB requires an additional investment that is calculated as a percentage of total FHLB advances, letters of credit, and the collateralized portion of outstanding interest-rate swaps. The stock is capital stock issued at $100 par value. Both stock and cash dividends may be received on FHLB stock.

As of each March 31, 2018 and December 31, 2017, the Corporation had investments in FHLB stock with a book value of $40.9 million. The net realizable value is a reasonable proxy for the fair value of these instruments. Dividend income from FHLB stock for the quarters ended March 31, 2018 and 2017 was $0.7 million and $0.5 million, respectively.

The FHLB of New York issued the shares of FHLB stock owned by the Corporation. The FHLB of New York is part of the Federal Home Loan Bank System, a national wholesale banking network of 11 regional, stockholder-owned congressionally chartered banks. The Federal Home Loan Banks are all privately capitalized and operated by their member stockholders. The system is supervised by the Federal Housing Finance Agency, which ensures that the Federal Home Loan Banks operate in a financially safe and sound manner, remain adequately capitalized and able to raise funds in the capital markets, and carry out their housing finance mission.

As of January 1, 2018, the Corporation adopted ASU 2016-01, resulting in the reclassification of equity securities with readily determinable fair value of approximately $0.4 million from available-for-sale investment securities to other investment securities. During the first quarter of 2018, the Corporation measured these equity securities at fair value through earnings resulting in the recognition of a market-to-market loss of $7 thousand recorded as part of other non-interest income in the statement of income.

The Corporation has other equity securities that do not have a readily-available fair value. The carrying value of such securities as of each March 31, 2018 and December 31, 2017 was $2.2 million.

NOTE 7 – LOANS HELD FOR INVESTMENT

The following provides information about the loan portfolio held for investment:

	As of	As of
	March 31,	December 31,
	2018	2017
(In thousands)

Residential mortgage loans, mainly secured by first mortgages	$3,267,868	$3,290,957

Commercial loans:
Construction loans (1)	79,150	111,397
Commercial mortgage loans (1)	1,552,503	1,614,972
Commercial and Industrial loans (2)	2,061,773	2,083,253
Total Commercial loans	3,693,426	3,809,622

Finance leases	262,863	257,462

Consumer loans	1,471,733	1,492,435

Loans held for investment (2)	8,695,890	8,850,476

Allowance for loan and lease losses	(225,856)	(231,843)

Loans held for investment, net	$8,470,034	$8,618,633
__________
(1)

During the first quarter of 2018, the Corporation transferred $57.2 million (net of fair value write-downs of $9.7 million) in non-performing loans to held for sale. Loans transferred to held for sale consisted of a $30.0 million non-performing construction loan (net of a $5.1 million fair value write-down) and two non-performing commercial mortgage loans totaling $27.2 million (net of fair value write-downs of $4.6 million).

(2)

As of March 31, 2018 and December 31, 2017, includes $823.2 million and $833.5 million, respectively, of commercial loans that are secured by real estate but are not dependent upon the real estate for repayment.

Loans held for investment on which accrual of interest income had been discontinued were as follows:
	As of	As of
	March 31,	December 31,
	2018	2017
(In thousands)
Non-performing loans:
Residential mortgage	$171,380	$178,291
Commercial mortgage (1)	115,179	156,493
Commercial and Industrial	85,325	85,839
Construction:
Land	14,949	15,026
Construction-commercial (1)	-	35,100
Construction-residential	1,287	1,987
Consumer:
Auto loans	13,453	10,211
Finance leases	1,801	1,237
Other consumer loans	8,603	5,370
Total non-performing loans held for investment (2)(3)(4)	$411,977	$489,554
_______________

(1)

During the first quarter of 2018, the Corporation transferred $57.2 million (net of fair value write-downs of $9.7 million) in non-performing loans to held for sale. Loans transferred to held for sale consisted of a $30.0 million non-performing construction loan (net of a $5.1 million fair value write-down) and two non-performing commercial mortgage loans totaling $27.2 million (net of fair value write-downs of $4.6 million).

(2)	Excludes $64.9 million and $8.3 million of non-performing loans held for sale as of March 31, 2018 and December 31, 2017, respectively.

(3)

Amount excludes purchased-credit impaired ("PCI") loans with a carrying value of approximately $155.3 million and $158.2 million as of March 31, 2018 and December 31, 2017, respectively, primarily mortgage loans acquired from Doral Bank in the first quarter of 2015 and from Doral Financial in the second quarter of 2014, as further discussed below. These loans are not considered non-performing due to the application of the accretion method, under which these loans will accrete interest income over the remaining life of the loans using an estimated cash flow analysis.

(4)

Non-performing loans exclude $366.4 million and $374.7 million of Troubled Debt Restructuring ("TDR") loans that are in compliance with the modified terms and in accrual status as of March 31, 2018 and December 31, 2017, respectively.

During the first quarter of 2018, the Corporation transferred to held for sale three non-performing commercial and construction loans. The aggregate recorded investment in these loans was written down to $57.2 million, which resulted in charge-offs of $9.7 million of which $4.1 million was taken against previously-established reserves for loan losses, resulting in a charge to the provision for loan and lease losses of $5.6 million for the first quarter of 2018. Loans transferred to held for sale consisted of a $30.0 million non-performing construction loan (net of a $5.1 million fair value write-down) and two non-performing commercial mortgage loans totaling $27.2 million (net of fair value write-downs of $4.6 million).

Loans in Process of Foreclosure

    As of March 31, 2018, the recorded investment of residential mortgage loans collateralized by residential real estate property that are in the process of foreclosure amounted to $152.3 million, including $22.7 million of loans insured by the FHA or guaranteed by the VA, and $18.2 million of PCI loans. The Corporation commences the foreclosure process on residential real estate loans when a borrower becomes 120 days delinquent in accordance with the guidelines of the Consumer Financial Protection Bureau (“CFPB”). Foreclosure procedures and timelines vary depending on whether the property is located in a judicial or non-judicial state. Judicial states (Puerto Rico, Florida and USVI) require the foreclosure to be processed through the state’s court while foreclosure in non-judicial states (BVI) is processed without court intervention. Foreclosure timelines vary according to state law and investor guidelines. Occasionally, foreclosures may be delayed due to, among other reasons, mandatory mediations, bankruptcy, court delays and title issues.

The Corporation’s aging of the loans held for investment portfolio is as follows:

As of March 31, 2018
	30-59 Days Past Due	60-89 Days Past Due	90 days or more Past Due (1)	Total Past Due	Purchased Credit-Impaired Loans	Current	Total loans held for investment	90 days past due and still accruing
(In thousands)
Residential mortgage:
FHA/VA and other government-guaranteed
loans (2)(3)(4)	$-	$3,665	$107,693	$111,358	$-	$35,927	$147,285	$107,693
Other residential mortgage loans (4)	-	57,505	186,535	244,040	151,067	2,725,476	3,120,583	15,155
Commercial:
Commercial and Industrial loans	13,137	2,419	86,095	101,651	-	1,960,122	2,061,773	770
Commercial mortgage loans (4)	-	49,807	119,156	168,963	4,214	1,379,326	1,552,503	3,977
Construction:
Land (4)	-	12	17,108	17,120	-	9,330	26,450	2,159
Construction-commercial	-	1,012	-	1,012	-	45,227	46,239	-
Construction-residential (4)	-	-	2,488	2,488	-	3,973	6,461	1,201
Consumer:
Auto loans	32,438	7,891	13,453	53,782	-	784,711	838,493	-
Finance leases	5,843	2,216	1,801	9,860	-	253,003	262,863	-
Other consumer loans	13,701	4,577	10,434	28,712	-	604,528	633,240	1,831
Total loans held for investment	$65,119	$129,104	$544,763	$738,986	$155,281	$7,801,623	$8,695,890	$132,786
_____________
(1)

Includes non-performing loans and accruing loans that are contractually delinquent 90 days or more (i.e., FHA/VA guaranteed loans and credit cards). Credit card loans continue to accrue finance charges and fees until charged-off at 180 days.

(2)

It is the Corporation's policy to report delinquent residential mortgage loans insured by the FHA or guaranteed by the VA as past-due loans 90 days and still accruing as opposed to non-performing loans since the principal repayment is insured. These balances include $30.6 million of residential mortgage loans insured by the FHA or guaranteed by the VA that are over 15 months delinquent, and are no longer accruing interest as of March 31, 2018.

(3)

As of March 31, 2018, includes $73.3 million of defaulted loans collateralizing Government National Mortgage Association ("GNMA") securities for which the Corporation has an unconditional option (but not an obligation) to repurchase the defaulted loans.

(4)

According to the Corporation's delinquency policy and consistent with the instructions for the preparation of the Consolidated Financial Statements for Bank Holding Companies (FR Y-9C) required by the Federal Reserve Board, residential mortgage, commercial mortgage, and construction loans are considered past due when the borrower is in arrears two or more monthly payments. FHA/VA and other government-guaranteed loans, other residential mortgage loans, commercial mortgage loans, land loans, and construction-residential loans past due 30-59 days as of March 31, 2018 amounted to $6.8 million, $122.0 million, $5.2 million, $0.6 million, and $0.2 million respectively.

As of December 31, 2017
	30-59 Days Past Due	60-89 Days Past Due	90 days or more Past Due (1)	Total Past Due	Purchased Credit- Impaired Loans	Current	Total loans held for investment	90 days past due and still accruing (2) (3)
(In thousands)
Residential mortgage:
FHA/VA and other government-guaranteed
loans (2)(3)(4)	$-	$6,792	$102,815	$109,607	$-	$29,332	$138,939	$102,815
Other residential mortgage loans (4)	-	92,502	193,750	286,252	153,991	2,711,775	3,152,018	15,459
Commercial:
Commercial and Industrial loans	8,971	576	88,156	97,703	-	1,985,550	2,083,253	2,317
Commercial mortgage loans (4)	-	7,525	163,180	170,705	4,183	1,440,084	1,614,972	6,687
Construction:
Land (4)	-	124	15,177	15,301	-	11,630	26,931	151
Construction-commercial	-	-	35,100	35,100	-	41,456	76,556	-
Construction-residential	-	95	1,987	2,082	-	5,828	7,910	-
Consumer:
Auto loans	57,560	23,783	10,211	91,554	-	752,777	844,331	-
Finance leases	10,549	3,484	1,237	15,270	-	242,192	257,462	-
Other consumer loans	10,776	5,052	9,361	25,189	-	622,915	648,104	3,991
Total loans held for investment	$87,856	$139,933	$620,974	$848,763	$158,174	$7,843,539	$8,850,476	$131,420
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

The Corporation’s credit quality indicators by loan type as of March 31, 2018 and December 31, 2017 are summarized below:

	Commercial Credit Exposure-Credit Risk Profile Based on Creditworthiness Category:
	Substandard	Doubtful	Loss	Total Adversely Classified (1)	Total Portfolio
March 31, 2018
(In thousands)
Commercial mortgage	$269,926	$2,117	$-	$272,043	$1,552,503
Construction:
Land	15,971	391	-	16,362	26,450
Construction-commercial	-	-	-	-	46,239
Construction-residential	1,287	-	-	1,287	6,461
Commercial and Industrial	144,205	7,745	729	152,679	2,061,773

	Commercial Credit Exposure-Credit Risk Profile Based on Creditworthiness Category:
	Substandard	Doubtful	Loss	Total Adversely Classified (1)	Total Portfolio
December 31, 2017
(In thousands)
Commercial mortgage	$257,503	$4,166	$-	$261,669	$1,614,972
Construction:
Land	15,971	490	-	16,461	26,931
Construction-commercial	35,100	-	-	35,100	76,556
Construction-residential	1,987	-	-	1,987	7,910
Commercial and Industrial	154,416	3,854	676	158,946	2,083,253
_________
(1)

 Excludes non-peforming loans held for sale of $64.9 million ($27.2 million commercial mortgage, $30.0 million construction-commercial, and $7.7 million construction-land) and $8.3 million (construction-land) as of March 31, 2018 and December 31, 2017, respectively.

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

Doubtful – Doubtful classifications have all of the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses make collection or liquidation in full highly questionable and improbable, on the basis of currently known facts, conditions and values. A Doubtful classification may be appropriate in cases where significant risk exposures are perceived, but loss cannot be determined because of specific reasonable pending factors, which may strengthen the credit in the near term.

Loss – Assets classified Loss are considered uncollectible and of such little value that their continuance as bankable assets is not warranted. This classification does not mean that the asset has absolutely no recovery or salvage value, but rather that it is not practical or desirable to defer writing off this asset even though partial recovery may occur in the future. There is little or no prospect for near term improvement and no realistic strengthening action of significance pending.

March 31, 2018	Consumer Credit Exposure-Credit Risk Profile Based on Payment Activity
	Residential Real-Estate		Consumer
	FHA/VA/ Guaranteed (1)	Other residential loans	Auto	Finance Leases	Other Consumer
(In thousands)
Performing	$147,285	$2,798,136	$825,040	$261,062	$624,637
Purchased Credit-Impaired (2)	-	151,067	-	-	-
Non-performing	-	171,380	13,453	1,801	8,603
Total	$147,285	$3,120,583	$838,493	$262,863	$633,240

(1)

 It is the Corporation's policy to report delinquent residential mortgage loans insured by the FHA or guaranteed by the VA as 90 days past-due loans and still accruing as opposed to non-performing loans since the principal repayment is insured. This balance includes $30.6 million of residential mortgage loans insured by the FHA or guaranteed by the VA, which are over 15 months delinquent, and are no longer accruing interest as of March 31, 2018.

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

(1)

It is the Corporation's policy to report delinquent residential mortgage loans insured by the FHA or guaranteed by the VA as 90 days past due loans and still accruing as opposed to non-performing loans since the principal repayment is insured. This balance includes $29.9 million of residential mortgage loans insured by the FHA or guaranteed by the VA that are over 15 months delinquent, and are no longer accruing interest as of December 31, 2017.

(2)

PCI loans are excluded from non-performing statistics due to the application of the accretion method, under which these loans will accrete interest income over the remaining life of the loans using estimated cash flow analyses.

The following tables present information about impaired loans held for investment, excluding PCI loans, which are reported separately as discussed below:

Impaired Loans

	Recorded Investment	Unpaid Principal Balance	Related Specific Allowance	Average Recorded Investment	Interest Income Recognized On Accrual Basis	Interest Income Recognized On Cash Basis
(In thousands)
As of March 31, 2018
With no related specific allowance recorded:
FHA/VA-Guaranteed loans	$-	$-	$-	$-	$-	$-
Other residential mortgage loans	94,817	126,672	-	95,274	723	170
Commercial:
Commercial mortgage loans	60,811	99,837	-	61,445	82	37
Commercial and Industrial loans	24,712	27,679	-	24,825	246	11
Construction:
Land	-	-	-	-	-	-
Construction-commercial	-	-	-	-	-	-
Construction-residential	-	-	-	-	-	-
Consumer:
Auto loans	387	387	-	394	2	-
Finance leases	-	-	-	-	-	-
Other consumer loans	2,266	3,051	-	2,327	29	17
	$182,993	$257,626	$-	$184,265	$1,082	$235
With a related specific allowance recorded:
FHA/VA-Guaranteed loans	$-	$-	$-	$-	$-	$-
Other residential mortgage loans	322,793	359,048	22,546	324,110	3,654	231
Commercial:
Commercial mortgage loans	101,315	117,838	13,451	102,304	661	47
Commercial and Industrial loans	95,066	117,400	14,375	92,382	302	20
Construction:
Land	11,815	20,001	1,432	11,864	25	8
Construction-commercial	-	-	-	-	-	-
Construction-residential	252	355	52	252	-	-
Consumer:
Auto loans	20,424	20,424	3,379	20,943	397	-
Finance leases	1,876	1,876	84	1,958	35	-
Other consumer loans	9,746	10,092	1,611	9,913	283	27
	$563,287	$647,034	$56,930	$563,726	$5,357	$333
Total:
FHA/VA-Guaranteed loans	$-	$-	$-	$-	$-	$-
Other residential mortgage loans	417,610	485,720	22,546	419,384	4,377	401
Commercial:
Commercial mortgage loans	162,126	217,675	13,451	163,749	743	84
Commercial and Industrial loans	119,778	145,079	14,375	117,207	548	31
Construction:
Land	11,815	20,001	1,432	11,864	25	8
Construction-commercial	-	-	-	-	-	-
Construction-residential	252	355	52	252	-	-
Consumer:
Auto loans	20,811	20,811	3,379	21,337	399	-
Finance leases	1,876	1,876	84	1,958	35	-
Other consumer loans	12,012	13,143	1,611	12,240	312	44
	$746,280	$904,660	$56,930	$747,991	$6,439	$568

Impaired Loans

	Recorded Investment	Unpaid Principal Balance	Related Specific Allowance	Average Recorded Investment
(In thousands)
As of December 31, 2017
With no related specific allowance recorded:
FHA/VA-Guaranteed loans	$-	$-	$-	$-
Other residential mortgage loans	116,818	154,048	-	120,241
Commercial:
Commercial mortgage loans	65,100	100,612	-	86,563
Commercial and Industrial loans	28,292	31,254	-	28,567
Construction:
Land	48	49	-	48
Construction-commercial	-	-	-	-
Construction-residential	-	-	-	-
Consumer:
Auto loans	267	267	-	290
Finance leases	-	-	-	-
Other consumer loans	2,521	3,688	-	2,745
	$213,046	$289,918	$-	$238,454
With a related specific allowance recorded:
FHA/VA-Guaranteed loans	$-	$-	$-	$-
Other residential mortgage loans	316,616	349,284	22,086	318,606
Commercial:
Commercial mortgage loans	87,814	124,084	9,783	93,720
Commercial and Industrial loans	90,008	112,005	12,359	92,666
Construction:
Land	11,865	19,973	1,402	14,126
Construction-commercial	35,101	38,595	560	35,996
Construction-residential	252	355	55	252
Consumer:
Auto loans	22,338	22,338	3,665	24,328
Finance leases	2,184	2,184	104	2,428
Other consumer loans	11,084	11,830	1,396	11,579
	$577,262	$680,648	$51,410	$593,701
Total:
FHA/VA-Guaranteed loans	$-	$-	$-	$-
Other residential mortgage loans	433,434	503,332	22,086	438,847
Commercial:
Commercial mortgage loans	152,914	224,696	9,783	180,283
Commercial and Industrial loans	118,300	143,259	12,359	121,233
Construction:
Land	11,913	20,022	1,402	14,174
Construction-commercial	35,101	38,595	560	35,996
Construction-residential	252	355	55	252
Consumer:
Auto loans	22,605	22,605	3,665	24,618
Finance leases	2,184	2,184	104	2,428
Other consumer loans	13,605	15,518	1,396	14,324
	$790,308	$970,566	$51,410	$832,155

Interest income of approximately $6.9 million ($6.4 million on an accrual basis and $0.5 million on a cash basis) was recognized on impaired loans for the first quarter of 2017.

The following table shows the activity for impaired loans and the related specific reserve during the first quarter of 2018 and 2017:

	Quarter ended
	March 31, 2018	March 31, 2017
Impaired Loans:	(In thousands)
Balance at beginning of period	$790,308	$887,905
Loans determined impaired during the period	61,408	19,628
Charge-offs (1) (2)	(17,213)	(17,404)
Loans sold, net of charge-offs	(4,121)	(53,245)
Increases to existing impaired loans	6,998	541
Foreclosures	(11,675)	(9,457)
Loans no longer considered impaired	(1,507)	(892)
Loans transferred to held for sale	(57,213)	-
Paid in full or partial payments	(20,705)	(19,878)
Balance at end of period	$746,280	$807,198

(1)	The first quarter of 2018 includes charge-offs totaling $9.7 million associated with the $57.2 million in non-performing loans transferred to held for sale.
(2)	The first quarter of 2017 includes a charge-off of $10.7 million related to the sale of the PREPA credit line as further discussed below.

	Quarter ended
	March 31, 2018	March 31, 2017
Specific Reserve:	(In thousands)
Balance at beginning of period	$51,410	$64,421
Provision for loan losses	22,703	18,862
Net charge-offs	(17,183)	(16,972)
Balance at end of period	$56,930	$66,311

Purchased Credit Impaired Loans (PCI)

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

Under ASC 310-30, the acquired PCI loans were aggregated into pools based on similar characteristics (i.e. delinquency status and loan terms). Each loan pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. Since the loans are accounted for under ASC 310-30, they are not considered non-performing and will continue to have an accretable yield as long as there is a reasonable expectation about the timing and amount of cash flows expected to be collected. The Corporation recognizes additional losses on this portfolio when it is probable that the Corporation will be unable to collect all cash flows expected as of the acquisition date plus additional cash flows expected to be collected arising from changes in estimates after the acquisition date.

The carrying amounts of PCI loans were as follows:
	As of
	March 31,	December 31,
	2018	2017
(In thousands)
Residential mortgage loans	$151,067	$153,991
Commercial mortgage loans	4,214	4,183
Total PCI loans	$155,281	$158,174
Allowance for loan losses	(11,251)	(11,251)
Total PCI loans, net of allowance for loan losses	$144,030	$146,923

The following tables present PCI loans by past due status as of March 31, 2018 and December 31, 2017:

As of March 31, 2018	30-59 Days	60-89 Days	90 days or more	Total Past Due		Total PCI loans
					Current
(In thousands)
Residential mortgage loans	$-	$8,291	$27,025	$35,316	$115,751	$151,067
Commercial mortgage loans	-	-	3,234	3,234	980	4,214
Total (1)	$-	$8,291	$30,259	$38,550	$116,731	$155,281
_____________
(1)

According to the Corporation's delinquency policy and consistent with the instructions for the preparation of the Consolidated Financial Statements for Bank Holding Companies (FR Y-9C) required by the Federal Reserve Board, residential mortgage and commercial mortgage loans are considered past due when the borrower is in arrears two or more monthly payments. PCI residential mortgage loans and commercial mortgage loans past due 30-59 days as of March 31, 2018 amounted to $13.5 million and $0.2 million, respectively.

As of December 31, 2017	30-59 Days	60-89 Days	90 days or more	Total Past Due		Total PCI loans
					Current
(In thousands)
Residential mortgage loans	$-	$16,600	$26,471	$43,071	$110,920	$153,991
Commercial mortgage loans	-	355	2,834	3,189	994	4,183
Total (1)	$-	$16,955	$29,305	$46,260	$111,914	$158,174
_____________
(1)

According to the Corporation's delinquency policy and consistent with the instructions for the preparation of the Consolidated Financial Statements for Bank Holding Companies (FR Y-9C) required by the Federal Reserve Board, residential mortgage and commercial mortgage loans are considered past due when the borrower is in arrears two or more monthly payments. PCI residential mortgage loans and commercial mortgage loans past due 30-59 days as of December 31, 2017 amounted to $28.1 million and $0.2 million, respectively

Initial Fair Value and Accretable Yield of PCI Loans

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

Changes in Accretable Yield of Acquired Loans

Subsequent to the acquisition of loans, the Corporation is required to periodically evaluate its estimate of cash flows expected to be collected. These evaluations, performed quarterly, require the continued use of key assumptions and estimates, similar to the initial estimate of fair value. Subsequent changes in the estimated cash flows expected to be collected may result in changes in the accretable yield and non-accretable difference or reclassifications from non-accretable yield to accretable yield. Increases in the cash flows expected to be collected will generally result in an increase in interest income over the remaining life of the loan or pool of loans. Decreases in expected cash flows due to further credit deterioration will generally result in an impairment charge recognized in the Corporation’s provision for loan and lease losses, resulting in an increase to the allowance for loan and lease losses. As of March 31, 2018, the reserve related to PCI loans acquired from Doral Financial in 2014 and from Doral Bank in 2015 amounted to $11.3 million.

Changes in the accretable yield of PCI loans for the quarters ended March 31, 2018 and 2017 were as follows:

	March 31, 2018	March 31, 2017
(In thousands)
Balance at beginning of period	$103,682	$116,462
Accretion recognized in earnings	(2,623)	(2,797)
Balance at end of period	$101,059	$113,665

Changes in the carrying amount of loans accounted for pursuant to ASC 310-30 were as follows:

	Quarter ended	Quarter ended
	March 31, 2018	March 31, 2017
(In thousands)
Balance at beginning of period	$158,174	$165,818
Accretion	2,623	2,797
Collections	(3,396)	(4,593)
Foreclosures	(2,120)	(922)
Ending balance	$155,281	$163,100
Allowance for loan losses	(11,251)	(6,857)
Ending balance, net of allowance for loan losses	$144,030	$156,243

Changes in the allowance for loan losses related to PCI loans were as follows:

	Quarter ended	Quarter ended
	March 31, 2018	March 31, 2017
(In thousands)
Balance at beginning of period	$11,251	$6,857
Provision for loan losses	-	-
Balance at the end of period	$11,251	$6,857

The outstanding principal balance of PCI loans, including amounts charged off by the Corporation, amounted to $192.0 million as of March 31, 2018 (December 31, 2017- $196.6 million).

Purchases and Sales of Loans

During the first quarter of 2018, the Corporation purchased $14.5 million of residential mortgage loans consistent with a strategic program to purchase ongoing residential mortgage loan production from mortgage bankers in Puerto Rico. In general, the loans purchased from mortgage bankers were conforming residential mortgage loans. Purchases of conforming residential mortgage loans provide the Corporation the flexibility to retain or sell the loans, including through securitization transactions, depending upon the Corporation’s interest rate risk management strategies. When the Corporation sells such loans, it generally keeps the servicing of the loans.

In the ordinary course of business, the Corporation sells residential mortgage loans (originated or purchased) to GNMA and government-sponsored entities (“GSEs”), such as FNMA and FHLMC, which generally securitize the transferred loans into mortgage-backed securities for sale into the secondary market. During the first quarter of 2018, the Corporation sold $54.4 million of FHA/VA mortgage loans to GNMA, which packaged them into mortgage-backed securities. Also during the first quarter of 2018, the Corporation sold approximately $20.1 million of performing residential mortgage loans to FNMA and FHLMC. The Corporation’s continuing involvement in these sold loans consists primarily of servicing the loans. In addition, the Corporation agreed to repurchase loans when it breaches any of the representations and warranties included in the sale agreement. These representations and warranties are consistent with the GSEs’ selling and servicing guidelines (i.e., ensuring that the mortgage was properly underwritten according to established guidelines).

For loans sold to GNMA, the Corporation holds an option to repurchase individual delinquent loans issued on or after January 1, 2003 when the borrower fails to make any payment for three consecutive months. This option gives the Corporation the ability, but not the obligation, to repurchase the delinquent loans at par without prior authorization from GNMA.

Under ASC Topic 860, Transfer and Servicing, once the Corporation has the unilateral ability to repurchase the delinquent loan, it is considered to have regained effective control over the loan and is required to recognize the loan and a corresponding repurchase liability on the balance sheet regardless of the Corporation’s intent to repurchase the loan. As of March 31, 2018 and December 31, 2017, rebooked GNMA delinquent loans included in the residential mortgage loan portfolio amounted to $73.3 million and $62.1 million, respectively.

During the first quarters of 2018 and 2017, the Corporation repurchased, pursuant to its repurchase option with GNMA, $1.1 million and $10.7 million, respectively, of loans previously sold to GNMA.  The principal balance of these loans is fully guaranteed and the risk of loss related to the repurchased loans is generally limited to the difference between the delinquent interest payment advanced to GNMA, which is computed at the loan’s interest rate, and the interest payments reimbursed by FHA, which are computed at a pre-determined debenture rate.  Repurchases of GNMA loans allow the Corporation, among other things, to maintain acceptable delinquency rates on outstanding GNMA pools and remain as a seller and servicer in good standing with GNMA. During the fourth quarter of 2017, the Corporation requested and received approval from GNMA for the exclusion of loans in the areas affected by Hurricanes Irma and Maria from calculations of delinquency and default ratios established in the GNMA Mortgage-Backed Securities Guide. The Corporation generally remediates any breach of representations and warranties related to the underwriting of such loans according to established GNMA guidelines without incurring losses.  The Corporation does not maintain a liability for estimated losses as a result of breaches in representations and warranties.

Loan sales to FNMA and FHLMC are without recourse in relation to the future performance of the loans.  The Corporation repurchased at par loans previously sold to FNMA and FHLMC in the amount of $3 thousand and $6 thousand during the first quarters of 2018 and 2017, respectively. The Corporation’s risk of loss with respect to these loans is also minimal as these repurchased loans are generally performing loans with documentation deficiencies.

     In addition, during the first quarter of 2018, the Corporation sold a $5.6 million commercial and industrial adversely-classified loan in Puerto Rico, recording a charge-off of $1.3 million, and a $9.2 million commercial and industrial loan participation in the Florida region.

Sale of the Puerto Rico Electric Power Authority (“PREPA”) Loan

    During the first quarter of 2017, the Corporation received an unsolicited offer and sold its outstanding participation in the PREPA line of credit with a book value of $64 million at the time of sale (principal balance of $75 million), thereby reducing its direct exposure to the Puerto Rico government.  A specific reserve of approximately $10.2 million had been allocated to this loan.  Gross proceeds of $53.2 million from the sale resulted in an incremental loss of $0.6 million recorded as a charge to the provision for loan and lease losses in the first quarter of 2017.

Loan Portfolio Concentration

     The Corporation’s primary lending area is Puerto Rico.  The Corporation’s banking subsidiary, First Bank, also lends in the USVI and BVI markets and in the United States (principally in the state of Florida).  Of the total gross loans held for investment of $8.7 billion as of March 31, 2018, credit risk concentration was approximately 75% in Puerto Rico, 19% in the United States, and 6% in the USVI and BVI.

    As of March 31, 2018, the Corporation had $54.8 million outstanding loans extended to the Puerto Rico government, its municipalities and public corporations, compared to $55.9 million as of December 31, 2017. Approximately $33.1 million of the outstanding loans as of March 31, 2018 consisted of loans extended to municipalities in Puerto Rico, which in most cases are supported by assigned property tax revenues.  The vast majority of revenues of the municipalities included in the Corporation’s loan portfolio are independent of the Puerto Rico central government. These municipalities are required by law to levy special property taxes in such amounts as are required for the payment of all of their respective general obligation bonds and notes. Late in 2015, the GDB and the Municipal Revenue Collection Center (“CRIM”) signed and perfected a deed of trust. Through this deed, the GDB, as fiduciary, is bound to keep the CRIM funds separate from any other deposits and must distribute the funds pursuant to applicable law. The CRIM funds are deposited at another commercial depository financial institution in Puerto Rico. In addition to loans extended to municipalities, the Corporation’s exposure to the Puerto Rico government as of March 31, 2018 includes a $6.7 million loan extended to a unit of the central government, and a $15.0 million loan granted to an affiliate of PREPA.

   Furthermore, as of March 31, 2018, the Corporation had three loans granted to the hotel industry in Puerto Rico that were previously guaranteed by the Puerto Rico Tourism Development Fund (“TDF”) with an outstanding principal balance of $116.2 million (book value $61.6 million), compared to $120.2 million outstanding (book value of $70.8 million) as of December 31, 2017. Historically, the borrower and the operations of the underlying collateral of these loans have been the primary sources of repayment and the TDF, which is a subsidiary of the GDB, provided a secondary guarantee for payment performance. As part of agreements executed in the second quarter of 2017 and first quarter of 2018, the TDF paid $7.6 million and $4.0 million, respectively, to honor a portion of its guarantee on these loans.  As provided in the agreements, the cash payments received by the Corporation released the TDF from its liability as a guarantor of these loans. All three of the commercial mortgage loans previously guaranteed by the TDF have been classified as non-performing and impaired since the first quarter of 2016, and interest payments have been applied against principal since then. In addition, the GDB agreed to issue to the Bank a fixed income financial instrument pursuant to the GDB’s Restructuring Support Agreement approved by the PROMESA oversight board. During the first quarter of 2018, two of these three commercial mortgage loans, with an aggregate outstanding principal balance of $50.4 million (book value of $27.2 million) were transferred to held for sale.

    In addition, the Corporation had $115.9 million in exposure to residential mortgage loans that are guaranteed by the Puerto Rico Housing Finance Authority. Residential mortgage loans guaranteed by the Puerto Rico Housing Finance Authority are secured by the underlying properties and the guarantees serve to cover shortfalls in collateral in the event of a borrower default. The Puerto Rico government guarantees up to $75 million of the principal under the mortgage loan insurance program. According to the most recently released audited financial statements of the Puerto Rico Housing Finance Authority, as of June 30, 2015, the Puerto Rico Housing Finance Authority’s mortgage loans insurance program covered loans in an aggregate of approximately $552 million. The regulations adopted by the Puerto Rico Housing Finance Authority require the establishment of adequate reserves to guarantee the solvency of the mortgage loan insurance fund. As of June 30, 2015, the most recent date as to which information is available, the Puerto Rico Housing Finance Authority had a restricted net position for such purposes of approximately $77.4 million.

The Corporation also has credit exposure to USVI government entities. As of March 31, 2018, the Corporation had $76.7 million in loans to USVI government instrumentalities and public corporations, compared to $70.4 million as of December 31, 2017. Of the amount outstanding as of March 31, 2018, public corporations of the USVI owed approximately $53.5 million and an independent instrumentality of the USVI government owed approximately $23.2 million. As of March 31, 2018 all loans were currently performing and up to date on principal and interest payments.

    The Corporation cannot predict at this time the ultimate effect that the current fiscal situation of the Commonwealth of Puerto Rico, the uncertainty about the debt restructuring process, the various legislative and other measures adopted and to be adopted by the Puerto Rico government and the PROMESA oversight board in response to such fiscal situation, and Hurricane Maria will have on the Puerto Rico economy, the Corporation’s clients, and the Corporation’s financial condition and results of operations.

Troubled Debt Restructurings

The Corporation provides homeownership preservation assistance to its customers through a loss mitigation program in Puerto Rico that is similar to the U.S. government’s Home Affordable Modification Program guidelines. Depending upon the nature of borrowers’ financial condition, restructurings or loan modifications through this program, as well as other restructurings of individual commercial, commercial mortgage, construction, and residential mortgage loans, fit the definition of a TDR. A restructuring of a debt constitutes a TDR if the creditor, for economic or legal reasons related to the debtor’s financial difficulties grants a concession to the debtor that it would not otherwise consider. Modifications involve changes in one or more of the loan terms that bring a defaulted loan current and provide sustainable affordability. Changes may include, among others, the extension of the maturity of the loan and modifications of the loan rate. As of March 31, 2018, the Corporation’s total TDR loans held for investment of $572.4 million consisted of $350.0 million of residential mortgage loans, $96.3 million of commercial and industrial loans, $85.8 million of commercial mortgage loans, $6.6 million of construction loans, and $33.7 million of consumer loans. Outstanding unfunded commitments on TDR loans amounted to $1.9 million as of March 31, 2018. In addition, the loans held for sale portfolio includes a $30.0 million TDR construction loan.

The Corporation’s loss mitigation programs for residential mortgage and consumer loans can provide for one or a combination of the following: movement of interest past due to the end of the loan, extension of the loan term, deferral of principal payments and reduction of interest rates either permanently or for a period of up to six years (increasing back in step-up rates). Additionally, in certain cases, the restructuring may provide for the forgiveness of contractually-due principal or interest. Uncollected interest is added to the end of the loan term at the time of the restructuring and not recognized as income until collected or when the loan is paid off. These programs are available only to those borrowers who have defaulted, or are likely to default, permanently on their loan and would lose their homes in a foreclosure action absent some lender concession. Nevertheless, if the Corporation is not reasonably assured that the borrower will comply with its contractual commitment, properties are foreclosed.

   Prior to permanently modifying a loan, the Corporation may enter into trial modifications with certain borrowers. Trial modifications generally represent a six-month period during which the borrower makes monthly payments under the anticipated modified payment terms prior to a formal modification. Upon successful completion of a trial modification, the Corporation and the borrower enter into a permanent modification. TDR loans that are participating in or that have been offered a binding trial modification are classified as TDRs when the trial offer is made and continue to be classified as TDRs regardless of whether the borrower enters into a permanent modification. As of March 31, 2018, the Corporation classified an additional $0.5 million of residential mortgage loans as TDRs that were participating in or had been offered a trial modification.

For the commercial real estate, commercial and industrial, and construction loan portfolios, at the time of a restructuring, the Corporation determines, on a loan-by-loan basis, whether a concession was granted for economic or legal reasons related to the borrower’s financial difficulty. Concessions granted for loans in these portfolios could include: reductions in interest rates to rates that are considered below market; extension of repayment schedules and maturity dates beyond original contractual terms; waivers of borrower covenants; forgiveness of principal or interest; or other contractual changes that would be considered a concession. The Corporation mitigates loan defaults for these loan portfolios through its collection function. The function’s objective is to minimize both early stage delinquencies and losses upon default of loans in these portfolios. In the case of the commercial and industrial,  commercial mortgage, and construction loan portfolios, the Corporation’s Special Asset Group (“SAG”) focuses on strategies for the accelerated reduction of non-performing assets through note sales, short sales, loss mitigation programs, and sales of OREO.

In addition, the Corporation extends, renews, and restructures loans with satisfactory credit profiles. Many commercial loan facilities are structured as lines of credit, which generally have one year terms and, therefore, are required to be renewed annually. Other facilities may be restructured or extended from time to time based upon changes in the borrower’s business needs, use of funds, timing of completion of projects, and other factors. If the borrower is not deemed to have financial difficulties, extensions, renewals, and restructurings are done in the normal course of business and not considered concessions, and the loans continue to be recorded as performing.

Selected information on TDR loans held for investment that includes the recorded investment by loan class and modification type is summarized in the following tables. This information reflects all TDRs held for investment:

	March 31, 2018
	Interest rate below market	Maturity or term extension	Combination of reduction in interest rate and extension of maturity	Forgiveness of principal and/or interest	Forbearance Agreement	Other (1)	Total
(In thousands)
Troubled Debt Restructurings:
Non- FHA/VA Residential Mortgage loans	$24,390	$8,396	$255,731	$-	$-	$61,463	$349,980
Commercial Mortgage loans	6,518	36,411	30,739	-	2,020	10,146	85,834
Commercial and Industrial loans	2,497	20,448	15,705	-	3,197	54,418	96,265
Construction loans:
Land	17	3,860	2,177	-	-	324	6,378
Construction-commercial (2)	-	-	-	-	-	-	-
Construction-residential	-	-	-	-	-	217	217
Consumer loans - Auto	-	1,235	12,944	-	-	6,632	20,811
Finance leases	-	196	1,680	-	-	-	1,876
Consumer loans - Other	952	1,775	6,356	166	-	1,766	11,015
Total Troubled Debt Restructurings (2)	$34,374	$72,321	$325,332	$166	$5,217	$134,966	$572,376

(1)

Other concessions granted by the Corporation included deferral of principal and/or interest payments for a period longer than what would be considered insignificant, payment plans under judicial stipulation, or a combination of the concessions listed in the table.

(2)	Excludes TDRs held for sale amounting to $30.0 million as of March 31, 2018.

	December 31, 2017
	Interest rate below market	Maturity or term extension	Combination of reduction in interest rate and extension of maturity	Forgiveness of principal and/or interest	Forbearance Agreement	Other (1)	Total
(In thousands)
Troubled Debt Restructurings:
Non- FHA/VA Residential Mortgage loans	$25,964	$8,318	$267,578	$-	$-	$62,070	$363,930
Commercial Mortgage loans	6,563	2,094	31,870	-	-	10,285	50,812
Commercial and Industrial loans	2,510	20,648	16,049	-	6,623	48,282	94,112
Construction loans:
Land	18	3,941	2,186	-	-	331	6,476
Construction-commercial	-	-	-	35,100	-	-	35,100
Construction-residential	-	-	-	-	-	217	217
Consumer loans - Auto	-	1,347	14,233	-	-	7,025	22,605
Finance leases	-	238	1,946	-	-	-	2,184
Consumer loans - Other	892	2,097	6,891	217	-	1,686	11,783
Total Troubled Debt Restructurings	$35,947	$38,683	$340,753	$35,317	$6,623	$129,896	$587,219

(1)

Other concessions granted by the Corporation included deferral of principal and/or interest payments for a period longer than what would be considered insignificant, payment plans under judicial stipulation, or a combination of the concessions listed in the table.

The following table presents the Corporation's TDR loans held for investment activity:

	Quarter Ended
	March 31, 2018	March 31, 2017
(In thousands)
Beginning Balance of TDRs	$587,219	$647,048
New TDRs	43,419	40,899
Increases to existing TDRs	6,771	424
Charge-offs post modification (1) (2)	(9,171)	(14,662)
Sales, net of charge-offs	-	(53,245)
Foreclosures	(7,043)	(4,371)
TDR transferred to held for sale, net of charge-off	(30,000)	-
Paid-off and partial payments	(18,819)	(13,729)
Ending balance of TDRs	$572,376	$602,364

(1)	The first quarter of 2018 includes a charge-off of $5.1 million associated with a $30.0 million construction loan transferred to held for sale.
(2)	The first quarter of 2017 includes a charge-off of $10.7 million related to the sale of the PREPA credit line.

TDR loans are classified as either accrual or nonaccrual loans. Loans in accrual status may remain in accrual status when their contractual terms have been modified in a TDR if the loans had demonstrated performance prior to the restructuring and payment in full under the restructured terms is expected. Otherwise, loans on nonaccrual and restructured as a TDR will remain on nonaccrual status until the borrower has proven the ability to perform under the modified structure, generally for a minimum of six months, and there is evidence that such payments can, and are likely to, continue as agreed. Performance prior to the restructuring, or significant events that coincide with the restructuring, are included in assessing whether the borrower can meet the new terms and may result in the loan being returned to accrual status at the time of the restructuring or after a shorter performance period. If the borrower’s ability to meet the revised payment schedule is uncertain, the loan remains classified as a nonaccrual loan. Loan modifications increase the Corporation’s interest income by returning a non-performing loan to performing status, if applicable, increase cash flows by providing for payments to be made by the borrower, and limit increases in foreclosure and OREO costs. A TDR loan that specifies an interest rate that at the time of the restructuring is greater than or equal to the rate the Corporation is willing to accept for a new loan with comparable risk may not be reported as a TDR, or an impaired loan in the calendar years subsequent to the restructuring, if it is in compliance with its modified terms. The Corporation did not remove any loans from the TDR classification during the first quarter of 2018 and 2017.

The following table provides a breakdown of the TDR loans held for investment by those in accrual and non-accrual status:

	As of March 31, 2018

	Accrual	Non-accrual (1)(2)	Total TDRs
(In thousands)
Non-FHA/VA Residential Mortgage loans	$272,659	$77,321	$349,980
Commercial Mortgage loans	24,010	61,824	85,834
Commercial and Industrial loans	43,251	53,014	96,265
Construction loans:
Land	1,197	5,181	6,378
Construction-commercial (2)	-	-	-
Construction-residential	-	217	217
Consumer loans - Auto	14,082	6,729	20,811
Finance leases	1,653	223	1,876
Consumer loans - Other	9,570	1,445	11,015
Total Troubled Debt Restructurings	$366,422	$205,954	$572,376

(1)

Included in non-accrual loans are $53.2 million in loans that are performing under the terms of the restructuring agreement but are reported in nonaccrual status until the restructured loans meet the criteria of sustained payment performance under the revised terms for reinstatement to accrual status and are deemed fully collectible.

(2)	Excludes a $30.0 million non-performing construction loans transferred to held for sale during the first quarter of 2018.

	As of December 31, 2017

	Accrual	Non-accrual (1)	Total TDRs
(In thousands)
Non-FHA/VA Residential Mortgage loans	$280,729	$83,201	$363,930
Commercial Mortgage loans	23,329	27,483	50,812
Commercial and Industrial loans	41,536	52,576	94,112
Construction loans:
Land	1,291	5,185	6,476
Construction-commercial	-	35,100	35,100
Construction-residential	-	217	217
Consumer loans - Auto	15,548	7,057	22,605
Finance leases	1,968	216	2,184
Consumer loans - Other	10,294	1,489	11,783
Total Troubled Debt Restructurings	$374,695	$212,524	$587,219

(1)

Included in non-accrual loans are $88.6 million in loans that are performing under the terms of the restructuring agreement but are reported in non-accrual status until the restructured loans meet the criteria of sustained payment performance under the revised terms for reinstatement to accrual status and are deemed fully collectible.

TDR loans exclude restructured residential mortgage loans that are guaranteed by the U.S. federal government (i.e., FHA/VA loans) totaling $62.1 million as of March 31, 2018 (December 31, 2017 - $62.1 million). The Corporation excludes FHA/VA guaranteed loans from TDR loan statistics given that, in the event that the borrower defaults on the loan, the principal and interest (at the specified debenture rate) are guaranteed by the U.S. government; therefore, the risk of loss on these types of loans is very low. The Corporation does not consider loans with U.S. federal government guarantees to be impaired loans for the purpose of calculating the allowance for loan and lease losses.

Loan modifications that are considered TDR loans completed during the first quarters of 2018 and 2017 were as follows:

	Quarter ended March 31, 2018
	Number of contracts	Pre-modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(Dollars in thousands)
Troubled Debt Restructurings:
Non-FHA/VA Residential Mortgage loans	24	$2,608	$2,614
Commercial Mortgage loans	3	36,746	36,758
Commercial and Industrial loans	3	2,597	2,582
Consumer loans - Auto	45	680	680
Consumer loans - Other	136	785	785
Total Troubled Debt Restructurings	211	$43,416	$43,419

	Quarter ended March 31, 2017
	Number of contracts	Pre-modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(Dollars in thousands)
Troubled Debt Restructurings:
Non-FHA/VA Residential Mortgage loans	40	$4,650	$4,508
Commercial Mortgage loans	6	22,438	22,198
Commercial and Industrial loans	3	10,748	10,748
Construction loans:
Land	1	25	28
Consumer loans - Auto	152	2,247	2,247
Finance leases	8	186	186
Consumer loans - Other	210	969	984
Total Troubled Debt Restructurings	420	$41,263	$40,899

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

Loan modifications considered TDR loans that defaulted during the quarters ended March 31, 2018 and March 31, 2017, and had become TDR during the 12-month period preceding the default date, were as follows:

	Quarter ended March 31,
	2018		2017
	Number of contracts	Recorded Investment	Number of contracts	Recorded Investment
(Dollars in thousands)
Non-FHA/VA Residential Mortgage loans	4	$387	3	$277
Commercial Mortgage loans	-	-	1	57
Consumer loans - Auto	2	23	4	61
Finance leases	1	22	-	-
Consumer loans - Other	11	54	17	61
Total	18	$486	25	$456

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

The recorded investment in loans held for investment restructured using the A/B note restructure workout strategy was approximately $35.6 million as of March 31, 2018. The following table provides additional information about the volume of this type of loan restructuring and the effect on the allowance for loan and lease losses in the first quarters of 2018 and 2017:

(In thousands)	March 31, 2018	March 31, 2017
Principal balance deemed collectible at end of period	$35,553	$36,564
Amount charged off	$-	$-
Charges to the provision for loan losses	$1,412	$915
Allowance for loan losses at end of period	$5,258	$6,056

Approximately $3.1 million of the loans restructured using the A/B note restructure workout strategy were in accrual status as of March 31, 2018. These loans continue to be individually evaluated for impairment purposes.

NOTE 8 – ALLOWANCE FOR LOAN AND LEASE LOSSES

The changes in the allowance for loan and lease losses were as follows:

(In thousands)	Residential Mortgage Loans	Commercial Mortgage Loans	Commercial & Industrial Loans	Construction Loans	Consumer Loans	Total
Quarter ended March 31, 2018
Allowance for loan and lease losses:
Beginning balance	$58,975	$48,493	$48,871	$4,522	$70,982	$231,843
Charge-offs	(3,371)	(6,810)	(1,930)	(5,177)	(12,072)	(29,360)
Recoveries	335	49	62	13	2,370	2,829
Provision	447	8,661	656	4,764	6,016	20,544
Ending balance	$56,386	$50,393	$47,659	$4,122	$67,296	$225,856
Ending balance: specific reserve for
impaired loans	$22,546	$13,451	$14,375	$1,484	$5,074	$56,930
Ending balance: purchased credit-impaired loans (1)	$10,873	$378	$-	$-	$-	$11,251
Ending balance: general allowance	$22,967	$36,564	$33,284	$2,638	$62,222	$157,675
Loans held for investment:
Ending balance	$3,267,868	$1,552,503	$2,061,773	$79,150	$1,734,596	$8,695,890
Ending balance: impaired loans	$417,610	$162,126	$119,778	$12,067	$34,699	$746,280
Ending balance: purchased credit-
impaired loans	$151,067	$4,214	$-	$-	$-	$155,281
Ending balance: loans with general allowance	$2,699,191	$1,386,163	$1,941,995	$67,083	$1,699,897	$7,794,329

(In thousands)	Residential Mortgage Loans	Commercial Mortgage Loans	Commercial & Industrial Loans	Construction Loans	Consumer Loans	Total
Quarter ended March 31, 2017
Allowance for loan and lease losses:
Beginning balance	$33,980	$57,261	$61,953	$2,562	$49,847	$205,603
Charge-offs	(8,225)	(1,362)	(12,052)	(63)	(11,192)	(32,894)
Recoveries	749	30	875	445	2,981	5,080
Provision (release)	9,271	12,539	(4,806)	942	7,496	25,442
Ending balance	$35,775	$68,468	$45,970	$3,886	$49,132	$203,231
Ending balance: specific reserve for
impaired loans	$8,551	$36,638	$12,711	$2,835	$5,576	$66,311
Ending balance: purchased credit-impaired loans (1)	$6,545	$312	$-	$-	$-	$6,857
Ending balance: general allowance	$20,679	$31,518	$33,259	$1,051	$43,556	$130,063
Loans held for investment:
Ending balance	$3,272,598	$1,596,176	$2,108,532	$137,887	$1,707,156	$8,822,349
Ending balance: impaired loans	$432,798	$193,035	$86,059	$51,801	$43,505	$807,198
Ending balance: purchased credit-
impaired loans	$158,940	$4,160	$-	$-	$-	$163,100
Ending balance: loans with general allowance	$2,680,860	$1,398,981	$2,022,473	$86,086	$1,663,651	$7,852,051

(1)	Refer to Note 7 - Loans Held for Investment-PCI Loans for a detail of changes in the allowance for loan losses related to PCI loans.

   As of March 31, 2018, the Corporation maintained a $0.6 million reserve for unfunded loan commitments (December 31, 2017 - $0.7 million), mainly related to outstanding commitments on floor plan revolving lines of credit. The reserve for unfunded loan commitments is an estimate of the losses inherent in off-balance sheet loan commitments to borrowers that are experiencing financial difficulties at the balance sheet date. It is calculated by multiplying an estimated loss factor by an estimated probability of funding, and then by the period-end amounts for unfunded commitments. The reserve for unfunded loan commitments is included as part of accounts payable and other liabilities in the consolidated statement of financial condition and any change to the reserve is included as part of other non-interest expenses in the consolidated statements of income.

During the first quarter of 2018, the Corporation implemented enhancements to the methodology behind the calculation of the allowance for commercial loans, which includes, among others,  the following: (i) a revised procedure to determine the historical loss rates applicable for each commercial loan regulatory-based credit risk categories (i.e., pass, special mention, substandard and doubtful) that changed the previous blending of loss rates for loans risk-rated special mention, substandard and doubtful with an aggregation methodology whereas historical losses and portfolio balances of special mention loans are allocated to pass or substandard categories based on the historical proportion of the loans in this risk category that ultimate cured or resulted uncollectible;  (ii) a quarterly sensitivity analysis using actual historical loss rates for loans risk-rated pass, special mention and substandard to compare the results of such sensitivity to the calculated reserves under the revised procedure, and  (iii) establishment of sensitivity thresholds that could trigger further reviews and/or adjustments prior to reaching a conclusion as to the adequacy of the allowance for loan and lease losses for the Corporation’s commercial portfolios.

The comparison of the revised procedure with the sensitivity analysis resulted in an immaterial increase to the qualitative reserve for commercial mortgage loans that was recorded as of March 31, 2018. The Corporation engaged an independent third party to assess the allowance framework and the appropriateness of assumptions used in the analysis and expects such review to be completed during the second quarter of 2018.

Refer to Note 2, – “Updates on Effects of Natural Disasters,” for information about changes to the hurricane-related allowance established by the Corporation in 2017.

NOTE 9 – LOANS HELD FOR SALE

The Corporation’s loans held-for-sale portfolio as of the dates indicated was composed of:

	As of
	March 31, 2018	December 31, 2017

(In thousands)
Residential mortgage loans	$26,430	$24,690
Construction loans (1)	37,732	8,290
Commercial mortgage loans (1)	27,213	-
Total (1)	$91,375	$32,980

(1)

During the first quarter of 2018, the Corporation transferred $57.2 million (net of fair value write-downs of $9.7 million) in non-performing loans to held for sale. Loans transferred to held for sales consisted of a $30.0 million non-performing construction loan (net of a $5.1 million fair value write-down) and two non-performing commercial mortgage loans totaling $27.2 million (net of fair value write-downs of $4.6 million).

NOTE 10 –  OTHER REAL ESTATE OWNED

The following table presents OREO inventory as of the dates indicated:

	March 31,	December 31,
	2018	2017
(In thousands)
OREO
OREO balances, carrying value:
Residential (1)	$60,240	$54,381
Commercial	83,911	82,871
Construction	10,488	10,688
Total	$154,639	$147,940

(1)

Excludes $17.8 million and $21.3 million as of March 31, 2018 and December 31, 2017, respectively, of foreclosures that meet the conditions of ASC 310-40 and are presented as a receivable (other assets) in the statement of financial condition.

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

The Corporation designates a derivative as a fair value hedge, cash flow hedge or economic undesignated hedge when it enters into the derivative contract. As of March 31, 2018 and December 31, 2017, all derivatives held by the Corporation were considered economic undesignated hedges.  These undesignated hedges are recorded at fair value with the resulting gain or loss recognized in current earnings.

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

Forward contracts - Forward contracts are sales of to-be-announced (“TBA”) mortgage-backed securities that will settle over the standard delivery date and do not qualify as “regular way” security trades. Regular-way security trades are contracts that have no net settlement provision and no market mechanism to facilitate net settlement and that provide for delivery of a security within the time frame generally established by regulations or conventions in the market-place or exchange in which the transaction is being executed. The forward sales are considered derivative instruments that need to be marked-to-market. These securities are used to economically hedge the FHA/VA residential mortgage loan securitizations of the mortgage-banking operations. Unrealized gains (losses) are recognized as part of mortgage banking activities in the consolidated statement of income.

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

The following table summarizes the notional amounts of all derivative instruments:

	Notional Amounts (1)
	As of	As of
	March 31,	December 31,
(In thousands)	2018	2017
Undesignated economic hedges:

Interest rate contracts:
Written interest rate cap agreements	$90,510	$91,010
Purchased interest rate cap agreements	90,510	91,010

Forward Contracts:
Sale of TBA GNMA MBS pools	25,000	26,000
	$206,020	$208,020

(1) Notional amounts are presented on a gross basis with no netting of offsetting exposure positions.

The following table summarizes for derivative instruments their fair values and location in the consolidated statements of financial condition:

	Asset Derivatives			Liability Derivatives
	Statement of	March 31,	December 31,		March 31,	December 31,
	Financial	2018	2017		2018	2017
	Condition Location	Fair Value	Fair Value	Statement of Financial Condition Location	Fair Value	Fair Value
(In thousands)

Undesignated economic hedges:

Interest rate contracts:
Written interest rate cap agreements	Other assets	$-	$-	Accounts payable and other liabilities	$668	$305
Purchased interest rate cap agreements	Other assets	668	305	Accounts payable and other liabilities	-	-

Forward Contracts:
Sales of TBA GNMA MBS pools	Other assets	3	7	Accounts payable and other liabilities	67	19
		$671	$312		$735	$324

The following table summarizes the effect of derivative instruments on the statement of income:

		(Loss)
	Location of Loss	Quarter Ended
	Recognized in Statement	March 31,
	of Income on Derivatives	2018	2017
		(In thousands)
UNDESIGNATED ECONOMIC HEDGES:
Interest rate contracts:
Written and purchased interest rate cap agreements	Interest income - Loans	$-	$(1)
Forward contracts:
Sales of TBA GNMA MBS pools	Mortgage Banking Activities	(52)	(56)
Total loss on derivatives		$(52)	$(57)

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

As of March 31, 2018, the Corporation had not entered into any derivative instrument containing credit-risk-related contingent features.

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

As of March 31, 2018

				Gross Amounts Not Offset in the Statement of Financial Position
			Net Amounts of Assets Presented in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position
				Financial Instruments	Cash Collateral
(In thousands)						Net Amount

Description

Derivatives	$668	$-	$668	$(45)	$(623)	$-
Securities purchased under agreements to resell	200,000	(200,000)	-	-	-	-
Total	$200,668	$(200,000)	$668	$(45)	$(623)	$-

As of December 31, 2017

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

As of March 31, 2018

Gross Amounts Not Offset in the Statement of Financial Position
Net Amounts of Liabilities Presented in the Statement of Financial Position
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position
				Financial Instruments	Cash Collateral
(In thousands)						Net Amount

Description

Securities sold under agreements to repurchase	$400,000	$(200,000)	$200,000	$(200,000)	$-	$-

As of December 31, 2017
Gross Amounts Not Offset in the Statement of Financial Position
Net Amounts of Liabilities Presented in the Statement of Financial Position
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position
				Financial Instruments	Cash Collateral
Net Amount
(In thousands)
Description

Securities sold under agreements to repurchase	$500,000	$(200,000)	$300,000	$(300,000)	$-	$-

NOTE 13 – GOODWILL AND OTHER INTANGIBLES

Goodwill as of March 31, 2018 and December 31, 2017 amounted to $28.1 million, recognized as part of “Other Assets” in the consolidated statements of financial condition. The Corporation conducted its annual evaluation of goodwill and other intangibles during the fourth quarter of 2017. The Corporation’s goodwill is related to the acquisition of FirstBank Florida in 2005.

There have been no significant events related to the Florida reporting unit that could indicate potential goodwill impairment since the date of the last evaluation; therefore, no goodwill impairment evaluation was performed during the first quarter of 2018. Goodwill and other indefinite life intangibles are reviewed at least annually for impairment.

    In connection with the acquisition of the FirstBank-branded credit card loan portfolio, in the second quarter of 2012, the Corporation recognized a purchased credit card relationship intangible of $24.5 million, which is being amortized over the remaining estimated life of 3.6 years on an accelerated basis based on the estimated attrition rate of the purchased credit card accounts, which reflects the pattern in which the economic benefits of the intangible asset are consumed. These benefits are consumed as the revenue stream generated by the cardholder relationship is realized.

The core deposit intangible includes the core deposit intangible acquired in the February 2015 Doral Bank transaction amounting to $3.6 million as of March 31, 2018.

In the first quarter of 2016, FirstBank Insurance Agency acquired certain insurance customer accounts and related customer records and recognized an insurance customer relationship intangible of $1.1 million ($0.7 million as of March 31, 2018), which is being amortized over the next 4.7 years on a straight-line basis. The acquired accounts have a direct relationship to the previous mortgage loan portfolio acquisitions from Doral Bank and Doral Financial in 2015 and 2014.

The following table shows the gross amount and accumulated amortization of the Corporation’s intangible assets recognized as part of Other Assets in the consolidated statements of financial condition:

	As of	As of
	March 31,	December 31,
	2018	2017
(Dollars in thousands)
Core deposit intangible:
Gross amount, beginning of period	$51,664	$51,664
Accumulated amortization (1)	(46,580)	(46,186)
Net carrying amount	$5,084	$5,478

Remaining amortization period	6.8 years	7.0 years

Purchased credit card relationship intangible:
Gross amount	$24,465	$24,465
Accumulated amortization (2)	(17,039)	(16,465)
Net carrying amount	$7,426	$8,000

Remaining amortization period	3.6 years	3.9 years

Insurance customer relationship intangible:
Gross amount	$1,067	$1,067
Accumulated amortization (3)	(330)	(292)
Net carrying amount	$737	$775

Remaining amortization period	4.7 years	5.0 years

(1) For the quarters ended March 31, 2018 and 2017, the amortization expense of core deposit intangibles amounted to $0.4 million and $0.5 million, respectively.
(2) For each of the quarters ended March 31, 2018 and 2017, the amortization expense of the purchased credit card relationship intangible amounted to $0.6 million.
(3) For each of the quarters ended March 31, 2018 and 2017, the amortization expense of the insurance customer relationship intangible amounted to $38 thousand.

The estimated aggregate annual amortization expense related to the intangible assets for future periods is as follows:

Amount
(In thousands)
2018	$2,585
2019	3,088
2020	2,851
2021	2,658
2020	915
2023 and after	1,150

NOTE 14 – NON-CONSOLIDATED VARIABLE INTEREST ENTITIES (“VIE”) AND SERVICING ASSETS

   The Corporation transfers residential mortgage loans in sale or securitization transactions in which it has continuing involvement, including servicing responsibilities and guarantee arrangements. All such transfers have been accounted for as sales, as required by applicable accounting guidance.

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

    Below is a summary of transfers of financial assets to VIEs for which the Corporation has retained some level of continuing involvement:

GNMA

The Corporation typically transfers first lien residential mortgage loans in conjunction with GNMA securitization transactions in which the loans are exchanged for cash or securities that are readily-redeemed for cash proceeds and servicing rights. The securities issued through these transactions are guaranteed by the issuer and, under seller/servicer agreements, the Corporation is required to service the loans in accordance with the issuers’ servicing guidelines and standards. As of March 31, 2018, the Corporation serviced loans securitized through GNMA with a principal balance of $1.7 billion.

Trust Preferred Securities

     In 2004, FBP Statutory Trust I, a financing trust that is wholly owned by the Corporation, sold to institutional investors $100 million of its variable-rate trust-preferred securities. FBP Statutory Trust I used the proceeds of the issuance, together with the proceeds of the purchase by the Corporation of $3.1 million of FBP Statutory Trust I variable-rate common securities to purchase $103.1 million aggregate principal amount of the Corporation’s Junior Subordinated Deferrable Debentures. Also in 2004, FBP Statutory Trust II, a financing trust that is wholly owned by the Corporation, sold to institutional investors $125 million of its variable-rate trust-preferred securities. FBP Statutory Trust II used the proceeds of the issuance, together with the proceeds of the purchase by the Corporation of $3.9 million of FBP Statutory Trust II variable-rate common securities to purchase $128.9 million aggregate principal amount of the Corporation’s Junior Subordinated Deferrable Debentures. The debentures are presented in the Corporation’s consolidated statement of financial condition as Other Borrowings, net of related issuance costs. The variable-rate trust-preferred securities are fully and unconditionally guaranteed by the Corporation. The Junior Subordinated Deferrable Debentures issued by the Corporation in April 2004 and September 2004 mature on June 17, 2034 and September 20, 2034, respectively; however, under certain circumstances, the maturity of Junior Subordinated Deferrable Debentures may be shortened (such shortening would result in a mandatory redemption of the variable-rate trust-preferred securities).

During the first quarter of 2018, the Corporation completed the repurchase of $23.8 million of trust preferred securities of the FBP Statutory Trust I that were auctioned in a public sale at which the Corporation was invited to participate. The Corporation repurchased and cancelled the repurchased trust preferred securities, resulting in a commensurate reduction in the related Floating Rate Junior Subordinated Debentures. The Corporation’s winning bid equated to 90% of the $23.8 million par value. The 10% discount resulted in a gain of approximately $2.3 million, which is reflected in the statement of income as a “Gain on early extinguishment of debt.”

The Collins Amendment to the Dodd-Frank Wall Street Reform and Consumer Protection Act eliminated certain trust-preferred securities from Tier 1 Capital; however, these instruments may remain in Tier 2 capital until the instruments are redeemed or mature. Under the indentures, the Corporation has the right, from time to time, and without causing an event of default, to defer payments of interest on the Junior Subordinated Deferrable Debentures by extending the interest payment period at any time and from time to time during the term of the subordinated debentures for up to twenty consecutive quarterly periods. During the second quarter of 2016, the Corporation, having received approval from the Federal Reserve, paid $31.2 million for all of the accrued but deferred interest payments plus the interest for the second quarter of 2016 on the Corporation’s subordinated debentures associated with its trust preferred securities. Subsequently, the Corporation has received quarterly approvals that have enabled it to make scheduled quarterly interest payments.  As of March 31, 2018, the Corporation was current on all interest payments due on its subordinated debt. In October 2017, the New York FED terminated the formal written agreement (the “Written Agreement”) entered into on June 3, 2010 between the Corporation and the Reserve Bank. However, the Corporation has agreed with its regulators to continue to obtain approval before paying dividends, receiving dividends from the Bank, making payments on subordinated debt or trust-preferred securities, incurring or guaranteeing debt or purchasing or redeeming any corporate stock. The Corporation has received approval to make the subordinated debentures’ quarterly payment for June 30, 2018.

Grantor Trusts

    During 2004 and 2005, an unaffiliated party, referred to in this subsection as the seller, established a series of statutory trusts to effect the securitization of mortgage loans and the sale of trust certificates (the “Grantor Trusts”). The seller initially provided the servicing for a fee, which is senior to the obligations to pay trust certificate holders. The seller then entered into a sales agreement through which it sold and issued the trust certificates in favor of the Corporation’s banking subsidiary. Currently, the Bank is the sole owner of the trust certificates; the servicing of the underlying residential mortgages that generate the principal and interest cash flows is performed by another third party, which receives a servicing fee. The securities are variable-rate securities indexed to 90-day LIBOR plus a spread. The principal payments from the underlying loans are remitted to a paying agent (servicer), who then remits interest to the Bank. Interest income is shared to a certain extent with the FDIC, which has an interest only strip (“IO”) tied to the cash flows of the underlying loans and is entitled to receive the excess of the interest income less a servicing fee over the variable-rate income that the Bank earns on the securities. This IO is limited to the weighted-average coupon on the securities. The FDIC became the owner of the IO upon its intervention of the seller, a failed financial institution. No recourse agreement exists, and the Bank, as the sole holder of the certificates, absorbs all risks from losses on non-accruing loans and repossessed collateral. As of March 31, 2018, the amortized cost and fair value of the Grantor Trusts amounted to $21.3 million and $16.1 million, respectively, with a weighted average yield of 4.49%.

Investment in unconsolidated entity

On February 16, 2011, FirstBank sold an asset portfolio consisting of performing and non-performing construction, commercial mortgage and commercial and industrial loans with an aggregate book value of $269.3 million to CPG/GS, an entity organized under the laws of the Commonwealth of Puerto Rico and majority owned by PRLP Ventures LLC ("PRLP"), a company created by Goldman, Sachs & Co. and Caribbean Property Group.  In connection with the sale, the Corporation received $88.5 million in cash and a 35% interest in CPG/GS, and made a loan in the amount of $136.1 million representing seller financing provided by FirstBank. The loan has a seven-year maturity and bears variable interest at 30-day LIBOR plus 300 basis points and is secured by a pledge of all of the acquiring entity's assets as well as PRLP's 65% ownership interest in CPG/GS. As of March 31, 2018, the carrying amount of the loan was $4.1 million, which was included in the Corporation's commercial and industrial loans held for investment portfolio. The loan matured in February 2018 and is in the process of refinancing. As of March 31, 2018, the loan is current on its interest payments. FirstBank’s equity interest in CPG/GS is accounted for under the equity method. The loss recorded in 2014 reduced to zero the carrying amount of the Bank’s investment in CPG/GS. No negative investment needs to be reported as the Bank has no legal obligation or commitment to provide further financial support to this entity; thus, no further losses have been or will be recorded on this investment.

FirstBank also provided an $80 million advance facility to CPG/GS to fund unfunded commitments and costs to complete projects under construction, which was fully disbursed in 2011, and a $20 million working capital line of credit to fund certain expenses of CPG/GS.  The working capital line expired in September 2016. During 2012, CPG/GS repaid the outstanding balance of the advance facility to fund unfunded commitments, and the funds became available for rewithdrawal under a one-time revolver agreement. This facility loan bears variable interest at 30-day LIBOR plus 300 basis points. As of March 31, 2018, the carrying value of the amount outstanding under the revolver agreement was $6.8 million, which was included in the Corporation's commercial and industrial loans held for investment portfolio.

   Cash proceeds received by CPG/GS have been first used to cover operating expenses and debt service payments, including those related to the note receivable, and the revolver agreement, described above, which must be substantially repaid before proceeds can be used for other purposes, including the return of capital to both PRLP and FirstBank. FirstBank will not receive any return on its equity interest until PRLP receives an aggregate amount equivalent to its initial investment and a priority return of at least 12%, which has not occurred, resulting in FirstBank’s interest in CPG/GS being subordinate to PRLP’s interest. CPG/GS will then begin to make payments pro rata to PRLP and FirstBank, 35% and 65%, respectively, until FirstBank has achieved a 12% return on its invested capital and the aggregate amount of distributions is equal to FirstBank’s capital contributions to CPG/GS.

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

The changes in servicing assets are shown below:

	Quarter ended
	March 31,	March 31,
	2018	2017
(In thousands)
Balance at beginning of period	$25,255	$26,244
Capitalization of servicing assets	887	875
Amortization	(737)	(788)
Adjustment to fair value	713	(160)
Other (1)	17	159
Balance at end of period	$26,135	$26,330
(1)	Amount represents the adjustment to fair value related to the repurchase of loans serviced for others.

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

Changes in the impairment allowance were as follows:

	Quarter ended
	March 31,	March 31,
	2018	2017
(In thousands)
Balance at beginning of period	$1,451	$461
Temporary impairment charges	17	160
OTTI of servicing assets	(65)	(621)
Recoveries	(730)	-
Balance at end of period	$673	$-

The components of net servicing income are shown below:

	Quarter ended
	March 31,	March 31,
	2018	2017
	(In thousands)
Servicing fees	$2,120	$2,024
Late charges and prepayment penalties	120	99
Adjustment for loans repurchased	17	159
Other	-	(7)
Servicing income, gross	2,257	2,275
Amortization and impairment of servicing assets	(24)	(948)
Servicing income, net	$2,233	$1,327

   The Corporation’s servicing assets are subject to prepayment and interest rate risks. As of March 31, 2018, fair values of the Corporation’s servicing assets were based on a valuation model that incorporates market-driven assumptions regarding discount rates and mortgage prepayment rates, adjusted by the particular characteristics of the Corporation’s servicing portfolio. The Corporation used constant prepayment rate assumptions for the Corporation’s servicing assets for the government-guaranteed mortgage loans of 5.6% and 6.0% for the quarters ended March 31, 2018 and 2017, respectively. For conventional conforming mortgage loans, the Corporation used 6.2% and 6.3% for the quarters ended March 31, 2018 and 2017, respectively, and, for the conventional non-conforming mortgage loans, the Corporation used 9.1% and 9.5% for the quarters ended March 31, 2018 and 2017, respectively. Discount rate assumptions used were 12% for government-guaranteed mortgage loans; 10% for conventional conforming mortgage loans; and 14.3% for conventional non-conforming mortgage loans for each of the quarters ended March 31, 2018 and 2017.

     The weighted averages of the key economic assumptions that the Corporation used in its valuation model and the sensitivity of the current fair value to immediate 10% and 20% adverse changes in those assumptions for mortgage loans as of March 31, 2018 were as follows:

(Dollars in thousands)
Carrying amount of servicing assets	$26,135
Fair value	$30,720
Weighted-average expected life (in years)	8.56

Constant prepayment rate (weighted-average annual rate)	5.89%
Decrease in fair value due to 10% adverse change	$725
Decrease in fair value due to 20% adverse change	$1,421

Discount rate (weighted-average annual rate)	11.23%
Decrease in fair value due to 10% adverse change	$1,503
Decrease in fair value due to 20% adverse change	$2,876

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

NOTE 15 – DEPOSITS

The following table summarizes deposit balances as of the dates indicated:
	March 31,	December 31,
	2018	2017
(In thousands)
Type of account:
Non-interest bearing checking accounts	$2,019,823	$1,833,665
Savings accounts	2,413,446	2,401,385
Interest-bearing checking accounts	1,242,957	1,207,511
Certificates of deposit	2,434,162	2,429,585
Brokered certificates of deposit (CDs)	956,077	1,150,485
	$9,066,465	$9,022,631

Brokered CDs mature as follows:

March 31, 2018
(In thousands)

Three months or less	$133,119
Over three months to six months	149,170
Over six months to one year	265,986
Over one year but less than three years	316,191
Three to five years	90,231
Over five years	1,380
Total	$956,077

The following are the components of interest expense on deposits:

	Quarter Ended
	March 31,	March 31,
	2018	2017
(In thousands)
Interest expense on deposits	$16,607	$15,468
Accretion of premium from acquisition	(3)	(23)
Amortization of broker placement fees	367	527
Interest expense on deposits	$16,971	$15,972

NOTE 16 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase (repurchase agreements) consisted of the following:

	March, 31	December 31,
	2018	2017
(Dollars in thousands)

Short-term fixed-rate repurchase agreement with a rate of 1.53%	$-	$100,000
Long-term fixed-rate repurchase agreements, interest ranging from 1.96% to 2.26% (1)(2)	200,000	200,000
	$200,000	$300,000

(1)	Reported net of securities purchased under agreements to repurchase (reverse repurchase agreements) by counterparty, when applicable, pursuant to ASC 210-20-45-11.

(2)

As of March 31, 2018, includes $200 million with an average rate of 2.11% that lenders have the right to call before their contractual maturities at various dates beginning on May 6, 2018. Subsequent to March 31, 2018, no lender has exercised its call option on repurchase agreements.

Repurchase agreements mature as follows:

March 31, 2018
(In thousands)

Three to four years	200,000
Total	$200,000

As of March 31, 2018 and December 31, 2017, the securities underlying such agreements were delivered to the dealers with which the repurchase agreements were transacted.

Repurchase agreements as of March 31, 2018, grouped by counterparty, were as follows:

(Dollars in thousands)		Weighted-Average
Counterparty	Amount	Maturity (In Months)

JP Morgan Chase	$200,000	46

NOTE 17 – ADVANCES FROM THE FEDERAL HOME LOAN BANK (FHLB)

The following is a summary of the advances from the FHLB:

	March 31,	December 31,
	2018	2017

(In thousands)

Long-term fixed-rate advances from FHLB, with a weighted-average
interest rate of 1.91%	$715,000	$715,000

Advances from FHLB mature as follows:

March 31,
2018
(In thousands)

Over three months to six months	$25,000
Over six months to one year	70,000
Over one to three years	300,000
Over three to five years	320,000
Total	$715,000

As of March 31, 2018, the Corporation had additional capacity of approximately $689.5 million on this credit facility based on collateral pledged at the FHLB, including a haircut reflecting the perceived risk associated with the collateral.

NOTE 18 – OTHER BORROWINGS

 Other borrowings, as of the indicated dates, consisted of:

	March 31,	December 31,
	2018	2017
	(In thousands)
Junior subordinated debentures due in 2034,
interest-bearing at a floating rate of 2.75%
over 3-month LIBOR (4.92% as of March 31, 2018
and 4.35% as of December 31, 2017) (1)	$65,593	$90,078

Junior subordinated debentures due in 2034,
interest-bearing at a floating rate of 2.50%
over 3-month LIBOR (4.70% as of March 31, 2018
and 4.12% as of December 31, 2017)	118,557	118,557
	$184,150	$208,635

(1) Refer to Note 14, - "Non-Consolidated Variable Interest Entities and Servicing Assets-Trust Preferred Securities," for additional information about the Corporation repurchase and cancellation in the first quarter of 2018 of $23.8 million in trust-preferred securities associated with these junior subordinated debentures.

NOTE 19 – STOCKHOLDERS’ EQUITY

Common Stock

As of March 31, 2018 and December 31, 2017, the Corporation had 2,000,000,000 authorized shares of common stock with a par value of $0.10 per share. As of March 31, 2018 and December 31, 2017, there were 220,877,719 and 220,382,343 shares issued, respectively, and 216,390,329 and 216,278,040 shares outstanding, respectively. Refer to Note 4 for information about transactions related to common stock under the Omnibus Plan.

Preferred Stock

The Corporation has 50,000,000 authorized shares of preferred stock with a par value of $1.00, redeemable at the Corporation’s option, subject to certain terms. This stock may be issued in series and the shares of each series have such rights and preferences as are fixed by the Board of Directors when authorizing the issuance of that particular series.  As of March 31, 2018, the Corporation has five outstanding series of non-convertible, non-cumulative preferred stock: 7.125% non-cumulative perpetual monthly income preferred stock, Series A; 8.35% non-cumulative perpetual monthly income preferred stock, Series B; 7.40% non-cumulative perpetual monthly income preferred stock, Series C; 7.25% non-cumulative perpetual monthly income preferred stock, Series D; and 7.00% non-cumulative perpetual monthly income preferred stock, Series E.  The liquidation value per share is $25.

  Effective January 17, 2012, the Corporation delisted all of its outstanding series of non-convertible, non-cumulative preferred stock from the New York Stock Exchange. The Corporation has not arranged for listing and/or registration on another national securities exchange or for quotation of the Series A through E Preferred Stock in a quotation medium. In December 2016, for the first time since July 2009, the Corporation paid dividends on its non-cumulative perpetual monthly income preferred stock, after receiving regulatory approval. Since then, the Corporation has continued to pay monthly dividend payments on the non-cumulative perpetual monthly income preferred stock. The Corporation intends to request approval in future periods to continue monthly dividend payments on the non-cumulative perpetual monthly income preferred stock. The Corporation has received regulatory approval to pay the monthly dividends on the Corporation’s Series A through E Preferred Stock through June 2018.

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

Treasury stock

During the first quarter of 2018 and 2017, the Corporation withheld an aggregate of 383,087 shares and 98,300 shares, respectively, of the common stock paid to certain senior officers as additional compensation and restricted stock that vested during the first quarter of 2018 and 2017 to cover employees’ payroll and income tax withholding liabilities; these shares are held as treasury stock. As of March 31, 2018 and December 31, 2017, the Corporation had 4,487,390 and 4,104,303 shares held as treasury stock, respectively.

FirstBank Statutory Reserve (Legal Surplus)

The Banking Law of the Commonwealth of Puerto Rico requires that a minimum of 10% of FirstBank’s net income for the year be transferred to a legal surplus reserve until such surplus equals the total of paid-in-capital on common and preferred stock. Amounts transferred to the legal surplus reserve from the retained earnings account are not available for distribution to the Corporation, including for payment as dividends to the stockholders, without the prior consent of the Puerto Rico Commissioner of Financial Institutions. The Puerto Rico Banking Law provides that, when the expenditures of a Puerto Rico commercial bank are greater than receipts, the excess of the expenditures over receipts must be charged against the undistributed profits of the bank, and the balance, if any, must be charged against the legal surplus reserve, as a reduction thereof. If there is no legal surplus reserve sufficient to cover such balance in whole or in part, the outstanding amount must be charged against the capital account and the Bank cannot pay dividends until it can replenish the legal surplus reserve to an amount of at least 20% of the original capital contributed. During the fourth quarter of 2017, $7.3 million was transferred to the legal surplus reserve. FirstBank’s legal surplus reserve, included as part of retained earnings in the Corporation’s consolidated statement of financial condition, amounted to $59.7 million as of March 31, 2018.  There were no transfers to the legal surplus reserve during the quarter ended March 31, 2018.

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

     Under the Puerto Rico Internal Revenue Code of 2011, as amended (the “2011 PR Code”), the Corporation and its subsidiaries are treated as separate taxable entities and are generally not entitled to file consolidated tax returns and, thus, the Corporation is generally not entitled to utilize losses from one subsidiary to offset gains in another subsidiary. Accordingly, in order to obtain a tax benefit from a net operating loss (“NOL”), a particular subsidiary must be able to demonstrate sufficient taxable income within the applicable NOL carry-forward period. The 2011 PR Code allows entities organized as limited liability companies to perform an election to become a non-taxable “pass-through” entity and utilize losses to offset income from other “pass-through” entities, subject to certain limitations, with the remaining net income passing-through to its partner entities. The 2011 PR Code also provides a dividend received deduction of 100% on dividends received from “controlled” subsidiaries subject to taxation in Puerto Rico and 85% on dividends received from other taxable domestic corporations.

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

On March 1, 2017, the Corporation also completed the applicable regulatory filings to change the tax status of its subsidiary, FirstBank Insurance, from a taxable corporation to a non-taxable “pass-through” entity. This election allows the Corporation to offset pass-through income projected to be earned by FirstBank Insurance with net operating losses available at the Holding Company level.

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

    For the first quarter of 2018, the Corporation recorded a income tax expense of $7.8 million, compared to an income tax benefit of $8.1 million for the same period in 2017. The variance was mostly attributable to a $13.2 million tax benefit recorded in the first quarter of 2017 as a result of the above discussed change in tax status of certain subsidiaries from taxable corporations to limited liability companies that elected to be treated as partnerships for income tax purposes in Puerto Rico, higher pre-tax earnings in the first quarter of 2018, and a higher estimated effective tax rate for 2018.

For the quarter ended March 31, 2018, the Corporation calculated the provision for income taxes by applying the estimated annual effective tax rate for the full fiscal year to ordinary income or loss.  In the computation of the consolidated worldwide annual estimated effective tax rate, ASC 740-270 requires the exclusion of legal entities with pre-tax losses from which a tax benefit cannot be recognized.  The Corporation’s estimated annual effective tax rate in the first quarter of 2018, excluding entities from which a tax benefit cannot be recognized and discrete items, was 27% compared to 24% for the first quarter of 2017.  The estimated annual effective tax rate including all entities for 2018 was 19% (23% excluding discrete items) compared to 13% for the first quarter of 2017 (25% excluding discrete items, primarily the tax benefit resulting from the previously mentioned change in the tax status of the two subsidiaries).

    The Corporation’s net deferred tax asset amounted to $289.3 million as of March 31, 2018, net of a valuation allowance of $186.1 million, and management concluded, based upon the assessment of all positive and negative evidence, that it is more likely than not that the Corporation will generate sufficient taxable income within the applicable NOL carry-forward periods to realize such amount. The net deferred tax asset of the Corporation’s banking subsidiary, FirstBank, amounted to $289.2 million as of March 31, 2018, net of a valuation allowance of $150.0 million, compared to net deferred tax asset of $294.7 million, net of a valuation allowance of $150.7 million, as of December 31, 2017.

During the third quarter of 2017, the Corporation completed a formal ownership change analysis within the meaning of Section 382 of the U.S. Internal Revenue Code (“Section 382”) covering a comprehensive period, and concluded that an ownership change occurred during such period. Section 382 limits the ability to utilize U.S. and USVI NOLs for income tax purposes at such jurisdictions following an event of an ownership change.  The Section 382 limitation could result in higher U.S. and USVI liabilities in the future than we would incur in the absence of such limitation. As of March 31, 2018, and as a result of the Section 382 limitation, the Corporation incurred an income tax expense of approximately $1.6 million related to its U.S. operations. The limitation did not affect the USVI operations in the first quarter of 2018. Prospectively, the Corporation expects that it will be able to mitigate the adverse effects associated with the Section 382 limitation as any such tax paid in the U.S. or USVI could be creditable against Puerto Rico tax liabilities or taken as deduction against taxable income.  However, our ability to reduce our Puerto Rico tax liability through such a credit or deduction depends on our tax profile at each annual taxable period, which is dependent on various factors.

   As of March 31, 2018, the Corporation did not have Unrecognized Tax Benefits (“UTBs”) recorded on its books. The Corporation classifies all interest and penalties, if any, related to tax uncertainties as income tax expense. Audit periods remain open for review until the statute of limitations has passed. The statute of limitations under the 2011 PR Code is four years; the statute of limitations for U.S. and USVI income tax purposes is three years after a tax return is due or filed, whichever is later, for each. The completion of an audit by the taxing authorities or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Corporation’s liability for income taxes. Any such adjustment could be material to the results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. For U.S. and USVI income tax purposes, all tax years subsequent to 2012 remain open to examination. For Puerto Rico tax purposes, all tax years subsequent to 2012 remain open to examination.

    On December 22, 2017, the United States president signed H.R.1, The Tax Cuts and Jobs Acts, which includes an overhaul of individual, business and international taxes and has affected our branch operations in the U.S. and the USVI. The bill includes measures reducing corporate taxes from 35% to 21%, a repeal of the corporate alternative minimum tax regime, changes to business deductions and NOLs, a 15.5% tax on mandatory repatriation of liquid assets, 10% tax on base erosion payments, and a minimum 10.5% tax on inclusion of global intangible low-tax income by U.S. shareholders, among other significant changes. The main provisions affecting our operations in the U.S. and the USVI in the first quarter for 2018 include: the change in tax rate to 21%, the limitation to the amount certain financial institutions may deduct for premiums paid to the FDIC, and changes in permanent differences, such as the meals and entertainment deductions. Other significant provisions, such as the base erosion and anti-abuse tax, do not affect the Corporation’s U.S. and USVI branch operations since these operations’ receipts do not exceed the annual threshold of U.S. effectively connected gross receipts.

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

Level 1

Valuations of Level 1 assets and liabilities are obtained from readily-available pricing sources for market transactions involving identical assets or liabilities.  Level 1 assets and liabilities include equity securities that trade in an active exchange market, as well as certain U.S. Treasury and other U.S. government and agency securities and corporate debt securities that are traded by dealers or brokers in active markets.

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

For the first quarter of 2018, there were no transfers into or out of Level 1, Level 2 or Level 3 of the fair value hierarchy.

Financial Instruments Recorded at Fair Value on a Recurring Basis

Investment securities available for sale

The fair value of investment securities was the market value based on quoted market prices (as is the case with Treasury notes and non-callable U.S. Agency debt securities), when available (Level 1), or, when available, market prices for identical or comparable assets (as is the case with MBS and callable U.S. agency debt) that are based on observable market parameters, including benchmark yields, reported trades, quotes from brokers or dealers, issuer spreads, bids, offers and reference data, including market research operations (Level 2). Observable prices in the market already consider the risk of nonperformance. If listed prices or quotes are not available, fair value is based upon discounted cash flow models that use unobservable inputs due to the limited market activity of the instrument, as is the case with certain private label MBS held by the Corporation (Level 3).

Private label MBS are collateralized by fixed-rate mortgages on single-family residential properties in the United States; the interest rate on the securities is variable, tied to 3-month LIBOR and limited to the weighted-average coupon of the underlying collateral. The market valuation represents the estimated net cash flows over the projected life of the pool of underlying assets applying a discount rate that reflects market observed floating spreads over LIBOR, with a widening spread based on a nonrated security. The market valuation is derived from a model that utilizes relevant assumptions, such as the prepayment rate, default rate, and loss severity on a loan level basis. The Corporation modeled the cash flow from the fixed-rate mortgage collateral using a static cash flow analysis according to collateral attributes of the underlying mortgage pool (i.e., loan term, current balance, note rate, rate adjustment type, rate adjustment frequency, rate caps, and others) in combination with prepayment forecasts based on historical portfolio performance. The variable cash flow of the security is modeled using the 3-month LIBOR forward curve. Loss assumptions were driven by the combination of default and loss severity estimates, using an asset-level risk assessment method taking into account loan credit characteristics (loan-to-value, state jurisdiction, delinquency, property type and pricing behavior, and others) to provide an estimate of default and loss severity.

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

A credit spread is considered for those derivative instruments that are not secured. The cumulative mark-to-market effect of credit risk in the valuation of derivative instruments for the quarters ended March 31, 2018 and 2017 was immaterial.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	As of March 31, 2018				As of December 31, 2017
	Fair Value Measurements Using				Fair Value Measurements Using
(In thousands)	Level 1	Level 2	Level 3	Assets/Liabilities at Fair Value	Level 1	Level 2	Level 3	Assets/Liabilities at Fair Value

Assets:
Securities available for sale :
Equity securities (1)	$-	$-	$-	$-	$418	$-	$-	$418
U.S. Treasury Securities	57,169	-	-	57,169	7,401	-	-	7,401
Noncallable U.S. agency debt	-	329,170	-	329,170	-	361,971	-	361,971
Callable U.S. agency debt and MBS	-	1,406,283	-	1,406,283	-	1,497,253	-	1,497,253
Puerto Rico government obligations	-	4,074	2,734	6,808	-	4,118	2,695	6,813
Private label MBS	-	-	16,074	16,074	-	-	17,060	17,060
Other investments	-	-	-	-	-	-	100	100
Equity securities (1)	413	-	-	413	-	-	-	-
Derivatives, included in assets:
Purchased interest rate cap agreements	-	668	-	668	-	305	-	305
Forward contracts	-	3	-	3	-	7	-	7
Liabilities:
Derivatives, included in liabilities:
Written interest rate cap agreement	-	668	-	668	-	305	-	305
Forward contracts	-	67	-	67	-	19	-	19

(1)

As of January 1, 2018, the Corporation adopted ASU 2016-01, resulting in the reclassification of equity securities from available-for-sale investment securities to other investment securities. As of December 31, 2017, equity securities had a net unrealized loss of $6 thousand.

The table below presents a reconciliation of the beginning and ending balances of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarters ended March 31, 2018 and 2017.

	Quarter ended March 31,
	2018	2017
Level 3 Instruments Only	Securities	Securities
(In thousands)	Available For Sale(1)	Available For Sale(1)

Beginning balance	$19,855	22,914
Total gains (losses) (realized/unrealized):
Included in other comprehensive income	472	518
Principal repayments and amortization	(1,519)	(2,050)
Ending balance	$18,808	$21,382

(1)	Amounts mostly related to private label MBS.

  The table below presents qualitative information for significant assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of March 31, 2018:

	March 31, 2018
(In thousands)	Fair Value	Valuation Technique	Unobservable Input	Range

Investment securities available-for-sale:
Private label MBS	$16,074	Discounted cash flows	Discount rate	14.5%
			Prepayment rate	7.5% - 24.5% (Weighted Average 15.2%)
			Projected Cumulative Loss Rate	0.00% - 9.0% (Weighted Average 4.0%)
Puerto Rico government obligations	2,734	Discounted cash flows	Discount rate	6.24%
			Prepayment rate	3.00%

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

Puerto Rico Government Obligations: The significant unobservable input used in the fair value measurement is the assumed prepayment rate of the underlying residential mortgage loans that collateralize these obligations that are guaranteed by the Puerto Rico Housing Finance Authority. A significant increase (decrease) in the assumed rate would lead to a higher (lower) fair value estimate. The fair value of these bonds was based on a discounted cash flow analysis that contemplates the credit quality of the holder of second mortgages and a discount for liquidity constraints on the bonds considering the absence of an active market for them. Due to the guarantee of the Puerto Rico Housing Finance Authority and other applicable contractual safeguards, no additional credit spread is applied for services default.

There were no changes in unrealized gains and losses recorded in earnings for the quarters ended March 31, 2018 and 2017 for Level 3 assets and liabilities that were still held at the end of each period.

Additionally, fair value is used on a nonrecurring basis to evaluate certain assets in accordance with GAAP. Adjustments to fair value usually result from the application of lower-of-cost or market accounting (e.g., loans held for sale carried at the lower-of-cost or fair value and repossessed assets) or write downs of individual assets (e.g., goodwill and loans).

As of March 31, 2018, impairment or valuation adjustments were recorded for assets recognized at fair value on a non-recurring basis as shown in the following table:

	Carrying value as of March 31, 2018			(Losses) Gains recorded for the Quarter Ended March 31, 2018
	Level 1	Level 2	Level 3
(In thousands)

Loans receivable (1)	$-	$-	$392,493	$(4,224)
Other real estate owned (2)	-	-	154,639	(287)
Mortgage servicing rights (3)	-	-	26,135	713
Loans held for sale (4)	-	-	64,945	(6,203)

(1)

Consists mainly of impaired commercial and construction loans.  The impairments were generally measured based on the fair value of the collateral. The fair values were derived from external appraisals that take into consideration prices in observed transactions involving similar assets in similar locations but adjusted for specific characteristics and assumptions of the collateral (e.g., absorption rates), which are not market observable.

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

(3)

Fair value adjustments to mortgage servicing rights were mainly due to assumptions associated with mortgage prepayment rates. The Corporation carries its mortgage servicing rights at the lower of cost or market, measured at fair value on a non-recurring basis.  Assumptions for the value of mortgage servicing rights include:  Prepayment rate 5.89%, Discount Rate 11.23%.

(4)	The value of these loans was primarily derived from external appraisals, adjusted for specific characteristics of the loans.

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

(3)

Fair value adjustments to mortgage servicing rights were mainly due to assumptions associated with mortgage prepayments rates. The Corporation carries its mortgage servicing rights at the lower of cost or market, measured at fair value on a non-recurring basis. Assumptions for the value of mortgage servicing rights include: Prepayment Rate 6.17%, Discount Rate 11.20%.

Qualitative information regarding the fair value measurements for Level 3 financial instruments are as follows:

March 31, 2018
	Method	Inputs
Loans	Income, Market, Comparable Sales, Discounted Cash Flows	External appraised values; probability weighting of broker price opinions; management assumptions regarding market trends or other relevant factors
OREO	Income, Market, Comparable Sales, Discounted Cash Flows	External appraised values; probability weighting of broker price opinions; management assumptions regarding market trends or other relevant factors
Mortgage servicing rights	Discounted Cash Flows	Weighted average prepayment rate of 5.89%; weighted average discount rate of 11.23%

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

Investment securities held to maturity

Investment securities held to maturity consist of financing arrangements with Puerto Rico municipalities issued in bond form but underwritten as loans with features that are typically found in commercial loan transactions. These obligations typically are not issued in bearer form, nor are they registered with the SEC and are not rated by external credit agencies. The fair value of these financing arrangements was based on a discounted cash flow analysis using risk-adjusted discount rates (Level 3). A security with similar characteristics traded in the open market is used as a proxy for each municipal bond. Then the cash flow is discounted at the average spread over the discount curve exhibited by the proxy security at the end of each quarter.

Other investment securities

Equity or other securities that do not have a readily available fair value are stated at their net realizable value, which management believes is a reasonable proxy for their fair value. This category is principally composed of stock that the Corporation owns to comply with FHLB regulatory requirements. The realizable value of the FHLB stock equals its cost as this stock can be freely redeemed at par.

Loans receivable, including loans held for sale

     The fair value of loans held for investment and of mortgage loans held for sale is estimated using discounted cash flow analyses, based on interest rates currently being offered for loans with similar terms and credit quality and with adjustments that the Corporation’s management believes a market participant would consider in determining fair value. Loans are classified by type, such as commercial, residential mortgage, and automobile. These asset categories are further segmented into fixed- and adjustable-rate categories.  Valuations are carried out based on categories and not on a loan-by-loan basis.  Prepayment assumptions are considered for non-residential loans. For residential mortgage loans, prepayment estimates are based on a prepayment model that combined both a historical calibration and current market prepayment expectations.  Discount rates are based on the U.S. Treasury and LIBOR/Swap Yield Curves at the date of the analysis, and included appropriate adjustments for expected credit losses and liquidity.

Deposits

The estimated fair value of demand deposits and savings accounts, which are deposits with no defined maturities, equals the amount payable on demand at the reporting date. The fair values of retail fixed-rate time deposits and brokered CDs, with stated maturities, are based on the present value of the future cash flows expected to be paid on the deposits. The discount rates used were based on retail and brokered CDs market rates as of March 31, 2018. The cash flows were based on contractual maturities; no early repayments were assumed.

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

Advances from FHLB

The fair value of advances from the FHLB is estimated using exit price indications provided by the counterparty.  Advances from the FHLB are fully collateralized by mortgage loans and, to a lesser extent, investment securities.

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

The following tables present the carrying value, estimated fair value and estimated fair value level of the hierarchy of financial instruments as of March 31, 2018 and December 31, 2017:

	Total Carrying Amount in Statement of Financial Condition March 31, 2018	Fair Value Estimate March 31, 2018	Level 1	Level 2	Level 3
(In thousands)

Assets:
Cash and due from banks and money
market investments (amortized cost)	$843,824	$843,824	$843,824	$-	$-
Investment securities available
for sale (fair value)	1,815,504	1,815,504	57,169	1,739,527	18,808
Investment securities held to maturity (amortized cost)	150,486	134,856	-	-	134,856
Equity Securities (fair value)	413	413	413	-	-
Other investment securities (amortized cost)	43,119	43,119	-	43,119	-
Loans held for sale (lower of cost or market)	91,375	91,736	-	26,791	64,945
Loans held for investment (amortized cost)	8,695,890
Less: allowance for loan and lease losses	(225,856)
Loans held for investment, net of allowance	$8,470,034	8,262,128	-	-	8,262,128
Derivatives, included in assets (fair value)	668	668	-	668	-

Liabilities:
Deposits (amortized cost)	9,066,465	9,070,024	-	9,070,024	-
Securities sold under agreements
to repurchase (amortized cost)	200,000	226,076	-	226,076	-
Advances from FHLB (amortized cost)	715,000	701,079	-	701,079	-
Other borrowings (amortized cost)	184,150	171,378	-	-	171,378
Derivatives, included in liabilities (fair value)	735	735	-	735	-

	Total Carrying Amount in Statement of Financial Condition December 31, 2017	Fair Value Estimate December 31, 2017	Level 1	Level 2	Level 3
(In thousands)

Assets:
Cash and due from banks and money
market investments (amortized cost)	$716,395	$716,395	$716,395	$-	$-
Investment securities available
for sale (fair value)	1,891,016	1,891,016	7,819	1,863,342	19,855
Investment securities held to maturity (amortized cost)	150,627	131,032	-	-	131,032
Other investment securities (amortized cost)	43,119	43,119	-	43,119	-
Loans held for sale (lower of cost or market)	32,980	34,979	-	25,237	9,742
Loans held for investment (amortized cost)	8,850,476	-	-	-	-
Less: allowance for loan and lease losses	(231,843)	-	-	-	-
Loans held for investment, net of allowance	$8,618,633	8,372,865	-	-	8,372,865
Derivatives, included in assets (fair value)	312	312	-	312	-

Liabilities:
Deposits (amortized cost)	9,022,631	9,026,600	-	9,026,600	-
Securities sold under agreements
to repurchase (amortized cost)	300,000	325,913	-	325,913	-
Advances from FHLB (amortized cost)	715,000	707,272	-	707,272	-
Other borrowings (amortized cost)	208,635	189,424	-	-	189,424
Derivatives, included in liabilities (fair value)	324	324	-	324	-

The short-term nature of certain assets and liabilities result in their carrying value approximating fair value. These include cash and due from banks and other short-term assets, such as FHLB stock. Certain assets, the most significant being premises and equipment, mortgage servicing rights, deposits base, and other customer relationship intangibles, are not considered financial instruments and are not included above. Accordingly, this fair value information is not intended to, and does not, represent the Corporation’s underlying value. Many of these assets and liabilities subject to the disclosure requirements are not actively traded, requiring management to estimate fair values. These estimates necessarily involve the use of judgment about a wide variety of factors, including but not limited to, relevancy of market prices of comparable instruments, expected futures cash flows, and appropriate discount rates.

NOTE 22 – REVENUE FROM CONTRACTS WITH CUSTOMERS

As noted in Note 1, the Corporation adopted the provisions of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), on January 1, 2018. Results for reporting periods beginning after December 31, 2017 are presented under Topic 606, while prior period amounts have not been adjusted and continue to be reported in accordance with Topic 605.

Revenue Recognition

In accordance with Topic 606, revenues are recognized when control of promised goods or services is transferred to customers in an amount that reflects the consideration to which the Corporation expects to be entitled in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of Topic 606, the Corporation performs the following five steps: (i) identifies the contract(s) with a customer; (ii) identifies the performance obligations in the contract; (iii) determines the transaction price; (iv) allocates the transaction price to the performance obligations in the contract; and (v) recognizes revenue when (or as) the Corporation satisfies a performance obligation. The Corporation only applies the five-step model to contracts when it is probable that the entity will collect the consideration to which it is entitled in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of Topic 606, the Corporation assesses the goods or services that are promised within each contract and identifies those that contain performance obligations, and assesses whether each promised good or service is distinct. The Corporation then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

Disaggregation of Revenue

The following table summarizes the Corporation’s revenue, which includes net interest income on financial instruments and non-interest income, disaggregated by type of service and business segments for the quarter ended March 31, 2018:

(In thousands)	Mortgage Banking	Consumer (Retail) Banking	Commercial and Corporate	Treasury and Investments	United States Operations	Virgin Islands Operations	Total
For the quarter ended March 31, 2018:
Net interest income (1)	$21,205	$51,049	$18,920	$12,518	$13,392	$7,609	$124,693
Service charges and fees on deposit accounts	-	3,165	1,092	-	134	697	5,088
Insurance commissions	-	3,144	-	-	12	199	3,355
Merchant-related income	-	645	161	-	-	185	991
Credit and debit card fees	-	4,169	255	-	128	542	5,094
Other service charges and fees	33	800	300	-	1,039	82	2,254
Not in scope of Topic 606 (1)	4,051	7	(549)	2,378	95	20	6,002
Total non-interest income	4,084	11,930	1,259	2,378	1,408	1,725	22,784
Total Revenue	$25,289	$62,979	$20,179	$14,896	$14,800	$9,334	$147,477

(1)

Most of the Corporation’s revenue is not within the scope of ASU No. 2014-09, Revenue from Contracts with Customers. The guidance explicitly excludes net interest income from financial assets and liabilities, as well as other noninterest income from loans, leases, investment securities and derivative financial instruments.

For the three months ended March 31, 2018, substantially all of the Corporation’s revenue under the scope of Topic 606 was related to performance obligations satisfied at a point in time.

The following is a discussion of revenues within the scope of Topic 606.

Service Charges and Fees on Deposit Accounts

Service charges and fees on deposit accounts relate to fees generated from a variety of deposit products and services rendered to customers.  Charges include, but are not limited to, overdraft fees, non-sufficient fund fees, dormant fees and monthly service charges. Such fees are recognized concurrently with the event on a daily basis or on a monthly basis depending upon the customer’s cycle date.  These depository arrangements are considered day-to-day contracts that do not extend beyond the services performed, as customers have the right to terminate these contracts with no penalty or, if any, nonsubstantive penalties.  As a consequence, the income recognition under the standard is not different for the Corporation’s practice before the adoption of this guidance.

Insurance Commissions

For insurance commissions, which include regular and contingent commissions paid to the Corporation’s insurance agency, the agreements contain a performance obligation related to the sale/issuance of the policy and ancillary administrative post-issuance support. The performance obligation will be satisfied as the policies are issued and revenue will be recognized at that point in time.  In addition, contingent commission income was found to be constrained, as defined under the new standard. Contingent commission income will be included in the transaction price only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur or payments are received, which is consistent with the Corporation’s practice before the adoption of this guidance. For the quarter ended March 31, 2018, the Corporation recognized revenue of $2.1 million as payments were received and constraints were released.

Merchant-related Income

For merchant-related income, the determination of which included the consideration of a 2015 sale of merchant contracts that involved sales of point of sale (“POS”) terminals and entry into a marketing alliance under a revenue-sharing agreement, the Corporation concluded that control of the POS terminals and merchant contracts was transferred to the customer at the contract’s inception. With respect to the related revenue-sharing agreement, the Corporation satisfies the marketing alliance performance obligation over the life of the contract, and the associated transaction price is recognized as the entity performs and any constraints over the variable consideration are resolved. There was no material change in the timing or measurement of revenues. The overall effect on an ongoing basis of the new revenue guidance, as compared the Corporation’s practice before the adoption of this guidance, is expected to be immaterial.

Credit and Debit Card Fees

Credit and debit card fees primarily represent revenues earned from interchange fees and ATM fees. Interchange and network revenues are earned on credit and debit card transactions conducted with payment networks. ATM fees are primarily earned as a result of surcharges assessed to non-FirstBank customers who use a FirstBank ATM. Such fees are generally recognized concurrently with the delivery of services on a daily basis.  As a consequence, the income recognition is unchanged from the Corporation’s practice before the adoption of this guidance.

Other Fees

Other fees primarily include revenues generated from wire transfers, lockboxes, and bank issuances of checks. Such fees are recognized concurrently with the event or on a monthly basis.

Contract Balances

A contract liability is an entity’s obligation to transfer goods or services to a customer for which the entity has received consideration (or the amount is due) from the customer. As mentioned above, during 2015, the Bank entered into a long-term strategic marketing alliance with another entity to which the Bank sold its merchant contracts portfolio and related POS terminals.  Merchant services are marketed through FirstBank’s branches and offices in Puerto Rico and the Virgin Islands.  Under the marketing and referral agreement, FirstBank shares with this entity revenues generated by the merchant contracts over the term of the 10-year agreement.  As of March 31, 2018 and December 31, 2017, this contract liability amounted to $2.3 million and $2.4 million, respectively, which will be recognized over the remaining term of the contract. For the quarter ended March 31, 2018, the Corporation recognized revenue and contract liabilities decreased by approximately $0.1 million due to the passage of time. There were no changes in contract liabilities due to changes in transaction price estimates.

A contract asset is the right to consideration for transferred goods or services when the amount is conditioned on something other than the passage of time. As of March 31, 2018 and December 31, 2017, there were no receivables from contracts with customers or contract assets recorded on the Corporation’s consolidated financial statements.

Other

Except for the contract liabilities noted above, the Corporation did not have any significant performance obligations as of March 31, 2018. The Corporation also did not have any material contract acquisition costs and did not make any significant judgments or estimates in recognizing revenue for financial reporting purposes.

NOTE 23 – SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information is as follows:

	Quarter Ended March 31,
	2018	2017
(In thousands)

Cash paid for:

Interest on borrowings	$24,353	$22,001

Non-cash investing and financing activities:

Additions to OREO	15,867	13,597
Additions to auto and other repossessed assets	17,508	11,516
Capitalization of servicing assets	887	875
Loan securitizations	54,382	60,525
Loans held for investment transferred to held for sale	67,937	-
Property plant and equipment transferred to other assets	-	1,185

NOTE 24 – SEGMENT INFORMATION

Based upon the Corporation’s organizational structure and the information provided to the Chief Executive Officer of the Corporation and, to a lesser extent, the Board of Directors, the operating segments are based primarily on the Corporation’s lines of business for its operations in Puerto Rico, the Corporation’s principal market, and by geographic areas for its operations outside of Puerto Rico.  As of March 31, 2018, the Corporation had six reportable segments: Commercial and Corporate Banking; Mortgage Banking; Consumer (Retail) Banking; Treasury and Investments; United States Operations; and Virgin Islands Operations.  Management determined the reportable segments based on the internal reporting used to evaluate performance and to assess where to allocate resources. Other factors such as the Corporation’s organizational chart, nature of the products, distribution channels, and the economic characteristics of the product were also considered in the determination of the reportable segment.

The Commercial and Corporate Banking segment consists of the Corporation’s lending and other services for large customers represented by specialized and middle-market clients and the public sector. The Commercial and Corporate Banking segment offers commercial loans, including commercial real estate and construction loans, and floor plan financings, as well as other products, such as cash management and business management services. The Mortgage Banking segment consists of the origination, sale, and servicing of a variety of residential mortgage loans. The Mortgage Banking segment also acquires and sells mortgages in the secondary markets.  In addition, the Mortgage Banking segment includes mortgage loans purchased from other local banks and mortgage bankers.  The Consumer (Retail) Banking segment consists of the Corporation’s consumer lending and deposit-taking activities conducted mainly through its branch network and loan centers. The Treasury and Investments segment is responsible for the Corporation’s investment portfolio and treasury functions that are executed to manage and enhance liquidity.  This segment also lends funds to the Commercial and Corporate Banking, Mortgage Banking and Consumer (Retail) Banking segments to finance their lending resources and also borrows from those segments.  The Consumer (Retail) Banking and the United States Operations segments also lend funds to the other segments. The interest rates charged or credited by Treasury and Investments, the Consumer (Retail) Banking, and the United States Operations segments are allocated based on market rates. The difference between the allocated interest income or expense and the Corporation’s actual net interest income from centralized management of funding costs is reported in the Treasury and Investments segment. The United States Operations segment consists of all banking activities conducted by FirstBank in the United States mainland, including commercial and retail banking services.  The Virgin Islands Operations segment consists of all banking activities conducted by the Corporation in the USVI and BVI, including commercial and retail banking services.

The accounting policies of the segments are the same as those referred to in Note 1, “Nature of Business and Summary of Significant Accounting Policies,” in the audited consolidated financial statements of the Corporation for the year ended December 31, 2017, which are included in the Corporation’s 2017 Annual Report on Form 10-K.

The Corporation evaluates the performance of the segments based on net interest income, the provision for loan and lease losses, non-interest income, and direct non-interest expenses. The segments are also evaluated based on the average volume of their interest-earning assets less the allowance for loan and lease losses.

The following table presents information about the reportable segments:

(In thousands)	Mortgage Banking	Consumer (Retail) Banking	Commercial and Corporate	Treasury and Investments	United States Operations	Virgin Islands Operations	Total
For the quarter ended March 31, 2018:
Interest income	$32,321	$42,550	$32,337	$14,254	$19,527	$8,429	$149,418
Net (charge) credit for transfer of funds	(11,116)	15,222	(13,417)	9,974	(663)	-	-
Interest expense	-	(6,723)	-	(11,710)	(5,472)	(820)	(24,725)
Net interest income	21,205	51,049	18,920	12,518	13,392	7,609	124,693
Provision for loan and lease losses	(381)	(5,793)	(6,800)	-	(1,459)	(6,111)	(20,544)
Non-interest income	4,084	11,930	1,259	2,378	1,408	1,725	22,784
Direct non-interest expenses	(7,720)	(26,901)	(6,714)	(948)	(7,956)	(7,622)	(57,861)
Segment income (loss)	$17,188	$30,285	$6,665	$13,948	$5,385	$(4,399)	$69,072

Average earnings assets	$2,293,482	$1,566,795	$2,632,220	$2,470,830	$1,709,918	$571,199	$11,244,444

(In thousands)	Mortgage Banking	Consumer (Retail) Banking	Commercial and Corporate	Treasury and Investments	United States Operations	Virgin Islands Operations	Total
For the quarter ended March 31, 2017:
Interest income	$33,958	$42,917	$29,411	$13,757	$15,789	$9,396	$145,228
Net (charge) credit for transfer of funds	(11,698)	4,909	(9,318)	16,233	(126)	-	-
Interest expense	-	(5,900)	-	(11,806)	(4,195)	(778)	(22,679)
Net interest income	22,260	41,926	20,093	18,184	11,468	8,618	122,549
(Provision) release for loan and lease losses	(8,936)	(7,142)	(8,055)	-	35	(1,344)	(25,442)
Non-interest income (loss)	3,586	13,379	1,237	(12,170)	505	1,706	8,243
Direct non-interest expenses	(9,879)	(27,418)	(9,367)	(1,207)	(7,859)	(6,750)	(62,480)
Segment income	$7,031	$20,745	$3,908	$4,807	$4,149	$2,230	$42,870

Average earnings assets	$2,500,750	$1,775,931	$2,548,936	$2,157,882	$1,393,215	$617,820	$10,994,534

The following table presents a reconciliation of the reportable segment financial information to the consolidated totals:

	Quarter Ended
	March 31,
	2018	2017

Net income:

Total income for segments and other	$69,072	$42,870
Other operating expenses (1)	(28,166)	(25,402)
Income before income taxes	40,906	17,468
Income tax (expense) benefit	(7,758)	8,073
Total consolidated net income	$33,148	$25,541

Average assets:

Total average earning assets for segments	$11,244,444	$10,994,534
Average non-earning assets	947,460	886,492
Total consolidated average assets	$12,191,904	$11,881,026

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

NOTE 25 – REGULATORY MATTERS, COMMITMENTS AND CONTINGENCIES

The Corporation and FirstBank are each subject to various regulatory capital requirements imposed by the federal banking agencies. Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material adverse effect on the Corporation’s financial statements and activities. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation must meet specific capital guidelines that involve quantitative measures of the Corporation’s and FirstBank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Corporation’s capital amounts and classifications are also subject to qualitative judgments and adjustment by the regulators with respect to minimum capital requirements, components, risk weightings, and other factors.

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

The Basel III rules require the Corporation to maintain an additional capital conservation buffer of 2.5% to avoid limitations on both (i) capital distributions (e.g., repurchases of capital instruments, dividends and interest payments on capital instruments), and (ii) discretionary bonus payments to executive officers and heads of major business lines. The phase-in of the capital conservation buffer began on January 1, 2016 with a first year requirement of 0.625% of additional Common Equity Tier 1 Capital (“CET1”), which is being progressively increased over a four-year period, increasing by that same percentage amount on each subsequent January 1 until it reaches the fully phased-in 2.5% CET1 requirement on January 1, 2019.

Under the fully phased-in Basel III rules, in order to be considered adequately capitalized, the Corporation will be required to maintain: (i) a minimum CET1 capital to risk-weighted assets ratio of at least 4.5%, plus the 2.5% capital conservation buffer, resulting in a required minimum CET1 ratio of at least 7%, (ii) a minimum ratio of total Tier 1 capital to risk-weighted assets of at least 6.0%, plus the 2.5% capital conservation buffer, resulting in a required minimum Tier 1 capital ratio of 8.5%, (iii) a minimum ratio of total Tier 1 plus Tier 2 capital to risk-weighted assets of at least 8.0%, plus the 2.5% capital conservation buffer, resulting in a required minimum total capital ratio of 10.5%, and (iv) a required minimum leverage ratio of 4%, calculated as the ratio of Tier 1 capital to average on-balance sheet (non-risk adjusted) assets.

     In addition, as required under the Basel III rules, the Corporation’s trust preferred securities (“TRuPs”) were fully phased-out from Tier 1 capital as of January 1, 2016. However, the Corporation’s TRuPs may continue to be included in Tier 2 capital until the instruments are redeemed or mature.

On November 21, 2017, the Federal Reserve Board, the FDIC, and the Office of the Comptroller of the Currency finalized an extension of the phase-in of certain Basel III capital rules for banks not using the Basel advanced approaches. The extension, which was effective January 1, 2018, pauses the full transition to the Basel III treatment of mortgage servicing assets, certain deferred tax assets, investments in the capital of unconsolidated financial institutions and minority interests, pending the banking agencies’ broader efforts, announced in September 2017, to simplify the regulatory capital rules that apply to banking organizations that are not subject to the advanced approaches capital rules. Because the advanced approaches capital rules apply to banking organizations with more than $250 billion in total consolidated assets or at least $10 billion in total on-balance sheet foreign exposure, the extension relief applies broadly to community, midsize, and regional banks, including the Corporation and FirstBank.

    Please refer to the discussion in “Part I, – Item 1, – Business – Supervision and Regulation,” included in the Corporation’s 2017 Annual Report on Form 10-K for a more complete discussion of supervision and regulatory matters and activities that affect the Corporation and its subsidiaries.

The Corporation's and its banking subsidiary's regulatory capital positions as of March 31, 2018 and December 31, 2017 were as follows:

	Regulatory Requirements

	Actual		For Capital Adequacy Purposes		To be Well-Capitalized-General Thresholds

	Amount	Ratio	Amount	Ratio	Amount	Ratio

(Dollars in thousands)
As of March 31, 2018
Total Capital (to
Risk-Weighted Assets)
First BanCorp.	$1,990,146	22.98%	$692,691	8.0%	N/A	N/A
FirstBank	$1,950,261	22.52%	$692,671	8.0%	$865,838	10.0%
Common Equity Tier 1 Capital
(to Risk-Weighted Assets)
First BanCorp.	$1,665,842	19.24%	$389,639	4.5%	N/A	N/A
FirstBank	$1,532,690	17.70%	$389,627	4.5%	$562,795	6.5%
Tier I Capital (to
Risk-Weighted Assets)
First BanCorp.	$1,701,946	19.66%	$519,518	6.0%	N/A	N/A
FirstBank	$1,840,690	21.26%	$519,503	6.0%	$692,671	8.0%
Leverage ratio
First BanCorp.	$1,701,946	14.18%	$480,078	4.0%	N/A	N/A
FirstBank	$1,840,690	15.35%	$479,527	4.0%	$599,408	5.0%

As of December 31, 2017
Total Capital (to
Risk-Weighted Assets)
First BanCorp.	$1,989,873	22.53%	$706,432	8.0%	N/A	N/A
FirstBank	$1,947,627	22.06%	$706,218	8.0%	$882,772	10.0%
Common Equity Tier 1 Capital
(to Risk-Weighted Assets)
First BanCorp.	$1,674,164	18.96%	$397,368	4.5%	N/A	N/A
FirstBank	$1,562,431	17.70%	$397,248	4.5%	$573,802	6.5%
Tier I Capital (to
Risk-Weighted Assets)
First BanCorp.	$1,675,282	18.97%	$529,824	6.0%	N/A	N/A
FirstBank	$1,835,445	20.79%	$529,663	6.0%	$706,218	8.0%
Leverage ratio
First BanCorp.	$1,675,282	14.03%	$477,643	4.0%	N/A	N/A
FirstBank	$1,835,445	15.39%	$477,056	4.0%	$596,320	5.0%

The Corporation enters into financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments may include commitments to extend credit and commitments to sell mortgage loans at fair value. As of March 31, 2018, commitments to extend credit amounted to approximately $1.2 billion, of which $650.5 million relates to credit card loans. Commercial and Financial standby letters of credit amounted to approximately $43.3 million. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Since certain commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. For most of the commercial lines of credit, the Corporation has the option to reevaluate the agreement prior to making additional disbursements. In the case of credit cards and personal lines of credit, the Corporation can cancel the unused credit facility at any time and without cause.

As of March 31, 2018, First BanCorp. and its subsidiaries were defendants in various legal proceedings arising in the ordinary course of business. On at least a quarterly basis, the Corporation assesses its liabilities and contingencies in connection with threatened and outstanding legal cases, matters and proceedings, utilizing the latest information available. For cases, matters and proceedings where it is both probable the Corporation will incur a loss and the amount can be reasonably estimated, the Corporation establishes an accrual for the loss. Once established, the accrual is adjusted as appropriate to reflect any relevant developments. For cases, matters or proceedings where a loss is not probable or the amount of the loss cannot be estimated, no accrual is established.

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

If management believes that, based on available information, it is at least reasonably possible that a material loss (or additional material loss in excess of any accrual) will be incurred in connection with any legal actions, the Corporation discloses an estimate of the possible loss or range of loss, either individually or in the aggregate, as appropriate, if such an estimate can be made, or discloses that an estimate cannot be made. Based on the Corporation’s assessment as of March 31, 2018, no such disclosures were necessary. However, in the event of unexpected future developments, it is possible that the ultimate resolution of these cases, matters and proceedings, if unfavorable, may be material to the Corporation’s consolidated financial position on a particular period.

Ramirez Torres, et al. v Banco Popular de Puerto Rico, et al.  FirstBank Puerto Rico is named a defendant in a class action complaint, filed on February 17, 2017 at the Court of First Instance in San Juan, Puerto Rico, captioned Ramirez Torres, et al. v. Banco Popular de Puerto Rico, et al. The complaint seeks damages and preliminary and permanent injunctive relief on behalf of the purported class against Banco Popular de Puerto Rico and other financial institutions with insurance agency subsidiaries in Puerto Rico. Plaintiffs contend that in November 2015, Antilles Insurance Company obtained approval from the Puerto Rico Insurance Commissioner to market an endorsement that allowed its customers to obtain a reimbursement of their insurance premium for good experience, but that defendants failed to offer this product or disclose its existence to their customers, favoring other products instead, in violation of their fiduciary duties as insurance producers. Plaintiffs seek a determination that defendants unlawfully failed to comply with their fiduciary duty to disclose the existence of this new insurance benefit from this carrier, as well as double or treble damages (the latter subject to a determination that defendants engaged in anti-monopolistic practices in failing to offer this product). On July 31, 2017, the court entered judgment dismissing the complaint with prejudice. On August 30, 2017, Plaintiffs filed an Appeal before the Court of Appeals and FirstBank filed its opposition. On March 20, 2018, the Court of Appeals entered Judgment revoking the Court of First Instance, ordering a class certification hearing as well as a preliminary injunction hearing. Our lawyers intend to file a writ of Certiorari in the Supreme Court.

NOTE 26 – FIRST BANCORP. (HOLDING COMPANY ONLY) FINANCIAL INFORMATION

The following condensed financial information presents the financial position of the Holding Company only as of March 31, 2018 and December 31, 2017, and the results of its operations for the quarters ended March 31, 2018 and 2017.

Statements of Financial Condition

	As of March 31,	As of December 31,
	2018	2017
(In thousands)

Assets
Cash and due from banks	$16,866	$20,864
Money market investments	6,111	6,111
Other investment securities	285	285
Loans held for investment, net	178	191
Investment in First Bank Puerto Rico, at equity	2,015,111	2,028,641
Investment in First Bank Insurance Agency, at equity	14,933	12,400
Investment in FBP Statutory Trust I	1,963	2,698
Investment in FBP Statutory Trust II	3,561	3,561
Other assets	5,671	3,799
Total assets	$2,064,679	$2,078,550

Liabilities and Stockholders' Equity
Liabilities:
Other borrowings	$184,150	$208,635
Accounts payable and other liabilities	3,425	818
Total liabilities	187,575	209,453

Stockholders' equity	1,877,104	1,869,097
Total liabilities and stockholders' equity	$2,064,679	$2,078,550

Statements of Income

	Quarter Ended
	March 31,	March 31,
	2018	2017
	(In thousands)

Income:

Interest income on money market investments	$5	$5
Dividends from banking subsidiary	21,584	1,930
Other income	63	62
	21,652	1,997

Expense:

Other borrowings	2,085	1,963
Other operating expenses	596	967
	2,681	2,930

Gain on early extinguishment of debt	2,316	-

Income (loss) income before income taxes and equity in undistributed
earnings of subsidiaries	21,287	(933)

Equity in undistributed earnings of subsidiaries	11,861	26,474

Net income	$33,148	$25,541

Other comprehensive (loss) income, net of tax	(24,047)	10,696

Comprehensive income	$9,101	$36,237

NOTE 27 – SUBSEQUENT EVENTS

The Corporation has performed an evaluation of events occurring  subsequent to March 31, 2018; management has determined that there were no events occurring in this period that require disclosure in or adjustment to the accompanying financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

                 OPERATIONS (“MD&A”)

SELECTED FINANCIAL DATA
	Quarter ended
(In thousands, except for per share and financial ratios)	March 31,
	2018	2017
Condensed Income Statements:
Total interest income	$149,418	$145,228
Total interest expense	24,725	22,679
Net interest income	124,693	122,549
Provision for loan and lease losses	20,544	25,442
Non-interest income	22,784	8,243
Non-interest expenses	86,027	87,882
Income before income taxes	40,906	17,468
Income tax (expense) benefit	(7,758)	8,073
Net income	33,148	25,541
Net income attributable to common stockholders	32,479	24,872
Per Common Share Results:
Net earnings per common share-basic	$0.15	$0.12
Net earnings per common share-diluted	$0.15	$0.11
Cash dividends declared	$-	$-
Average shares outstanding	214,646	213,340
Average shares outstanding diluted	216,214	217,373
Book value per common share	$8.51	$8.18
Tangible book value per common share (1)	$8.32	$7.97
Selected Financial Ratios (In Percent):
Profitability:
Return on Average Assets	1.10	0.87
Interest Rate Spread	4.05	4.15
Net Interest Margin	4.40	4.42
Interest Rate Spread - tax equivalent basis (2)	4.22	4.31
Net Interest Margin - tax equivalent basis (2)	4.57	4.58
Return on Average Total Equity	7.22	5.77
Return on Average Common Equity	7.37	5.88
Average Total Equity to Average Total Assets	15.27	15.12
Tangible common equity ratio (1)	14.80	14.70
Dividend payout ratio	-	-
Efficiency ratio (3)	58.33	67.19
Asset Quality:
Allowance for loan and lease losses to total loans held for investment	2.60	2.30
Net charge-offs (annualized) to average loans (4)	1.21	1.26
Provision for loan and lease losses to net charge-offs	77.43	91.47
Non-performing assets to total assets (4)	5.22	5.44
Non-performing loans held for investment to total loans held for investment (4)	4.74	5.41
Allowance to total non-performing loans held for investment (4)	54.82	42.56
Allowance to total non-performing loans held for investment,
excluding residential real estate loans	93.87	62.98
Other Information:
Common Stock Price: End of period	$6.02	$5.65

	As of March 31, 2018	As of December 31, 2017
Balance Sheet Data:
Loans, including loans held for sale	$8,787,265	$8,883,456
Allowance for loan and lease losses	225,856	231,843
Money market and investment securities	2,109,937	2,095,177
Intangible assets	41,345	42,351
Deferred tax asset, net	289,338	294,809
Total assets	12,200,386	12,261,268
Deposits	9,066,465	9,022,631
Borrowings	1,099,150	1,223,635
Total preferred equity	36,104	36,104
Total common equity	1,885,662	1,853,608
Accumulated other comprehensive loss, net of tax	(44,662)	(20,615)
Total equity	1,877,104	1,869,097
__________________
(1)	Non-GAAP financial measures. Refer to "Capital" below for additional information about the components and a reconciliation of these measures.
(2)	On a tax-equivalent basis and excluding the changes in fair value of derivative instruments (see "Net Interest Income" below for a reconciliation of these non-GAAP financial measures).
(3)	Non-interest expenses to the sum of net interest income and non-interest income.
(4)

Loans used in the denominator in calculating each of these ratios include purchased credit-impaired ("PCI") loans. However, the Corporation separately tracks and reports PCI loans and excludes these from non-performing loan and non-performing asset amounts.

The following MD&A relates to the accompanying unaudited consolidated financial statements of First BanCorp. (the “Corporation” or “First BanCorp.”) and should be read in conjunction with such financial statements and the notes thereto. This section also presents certain financial measures that are not based on generally accepted accounting principles in the United States (“GAAP”). Refer to Basis of Presentation below for information about why the non-GAAP financial measures are being presented and the reconciliation of the non-GAAP financial measures for which the reconciliation is not presented earlier.

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

The Corporation had net income of $33.1 million, or $0.15 per diluted common share, for the quarter ended March 31, 2018, compared to $25.5 million, or $0.11 per diluted common share, for the same period in 2017.

The key drivers of the Corporation’s GAAP financial results include the following:

•         Net interest income increased by $2.1 million to $124.7 million for the quarter ended March 31, 2018 compared to $122.5 million for the same period in 2017. The increase in net interest income was driven primarily by: (i) a $3.0 million increase in interest income on commercial and construction loans, primarily associated with the upward repricing of variable-rate commercial loans; (ii) a  $1.8 million increase in interest income from interest-bearing cash balances, primarily deposits maintained at the Federal Reserve Bank of New York (“New York FED”), due to both higher average balance and increases in the Federal Funds target rate; and (iii) a $0.7 million increase in interest income on investment securities primarily due to the gradual investment of liquidity in higher-yielding U.S agency debt securities.

The aforementioned variances were partially offset by: (i) a $2.0 million increase in interest expense primarily reflecting the effect of higher market interest rates on the cost of Federal Home Loan Bank of New York (“FHLB”) advances, brokered certificates of deposit (“CDs”), retail CDs, and commercial money market accounts tied to short-term interest rates, partially offset by a $262.4 million decrease in the average balance of total interest-bearing liabilities, primarily brokered CDs and repurchase agreements; (ii) a $0.9 million decrease in interest income on residential mortgage loans associated with both a $33.7 million decrease in the average balance of this portfolio and higher inflows of loans to non-performing status as compared to the first quarter of 2017; and (iii) a $0.4 million decrease in interest income on consumer loans primarily due to higher non-performing auto loan levels.

The net interest margin decreased slightly to 4.40% for the first quarter of 2018 compared to 4.42% for the same period a year ago, primarily related to higher non-performing residential and consumer loan levels.   Refer to Net Interest Income below  for additional information.

•         The provision for loan and lease losses decreased by $4.9 million to $20.5 million for the first quarter of 2018 compared to $25.4 million for the same period in 2017. The decrease was driven by: (i) an $8.8 million decrease in the provision for residential mortgage loans, primarily related to lower charge-off levels and the effect in the first quarter of 2017 of adjustments to the loss severity estimates used in the calculation of the general reserve, including adjustments to liquidation cost assumptions, and (ii) a $1.5 million decrease in the provision for consumer loans, primarily related to a $2.0 million reserve release in the first quarter of 2018 resulting from payments received that reduced the balance of the consumer loan portfolio outstanding on the dates of the hurricanes.  These variances were partially offset by a $5.4 million increase in the provision for commercial and construction loans driven by a $5.6 million charge recorded in connection with $57.2 million in loans transferred to held for sale during the first quarter of 2018, and the downgrade in the credit risk classification of a $46.8 million commercial mortgage loan in Florida, partially offset by a net loan loss reserve release of approximately $4.2 million related to revised estimates to the reserves associated with the effects of Hurricanes Maria and Irma resulting from updated assessments of financial performance and repayment prospects of certain individually-assessed commercial credits.

During the first quarter of 2018, the Corporation transferred to held for sale three non-performing commercial and construction loans.  The aggregate recorded investment in these loans was written down to $57.2 million, which resulted in charge-offs of $9.7 million and an incremental loss of $5.6 million reflected in the provision for loan and lease losses for the first quarter of 2018.

Net charge-offs totaled $26.5 million for the first quarter of 2018, or 1.21% of average loans on an annualized basis, compared to $27.8 million, or 1.26% of average loans for the same period in 2017.  The decrease reflects a reduction of $4.4 million in net charge-offs taken on residential mortgage loans, partially offset by a $1.7 million increase in net charge-offs of commercial and construction loans and a $1.5 million increase in net charge-offs of consumer loans.  The increase in net charge-offs of commercial and construction loans reflects the effects of the aforementioned $9.7 million in charge-offs taken on loans transferred to held for sale, a $1.3 million charge-off taken on a $5.6 million adversely classified loan sold during the first quarter of 2018, and a $1.2 million decrease in loan loss recoveries, partially offset by a $10.7 million charge-off recorded on the sale of the Corporation’s participation in the Puerto Rico Electric Power Authority (“PREPA”) line of credit in the first quarter of 2017.  The increase in net charge-offs of consumer loans primarily reflects the effect in the first quarter of 2017 of a loan loss recovery of $1.2 million on the sale of certain credit card loans that had been fully charged-off in prior periods. Refer to Provision for loan and lease losses and Risk Management below for an analysis of the allowance for loan and lease losses and non-performing assets and related ratios.

•         The Corporation recorded non-interest income of $22.8 million for the first quarter of 2018, compared to $8.2 million for the same period in 2017.  The increase was primarily driven by: (i) the impact in the first quarter of 2017 of a $12.2 million other-than-temporary impairment (“OTTI”) charge on bonds of the Government Development Bank for Puerto Rico (the “GDB”) and the Puerto Rico Public Buildings Authority that were subsequently sold in the second quarter of 2017; (ii) a $2.3 million gain on the repurchase and cancellation of $23.8 million in trust preferred securities, and (iii) a $0.5 million increase in revenues from the mortgage banking activities driven by a $0.7 million adjustment recorded in the first quarter of 2018 to reduce the valuation allowance of mortgage servicing rights.  These variances were partially offset by a $0.7 million decreases in service charges on deposit accounts. Refer to Non-Interest Income below for additional information.

•         Non-interest expenses for the first quarter of 2018 was $86.0 million compared to $87.9 million for the same period in 2017.  The decrease in non-interest expenses was largely driven by: (i) a $3.9 million decrease in losses on OREO operations, driven by a $3.6 million decrease in write-downs to the value of OREO properties; (ii) a $1.1 million decrease in the Federal Deposit Insurance Corporation (“FDIC”) insurance premium expense reflecting, among other things, the effect of reductions in brokered CDs, a strengthened capital position, and higher liquidity levels tied to the growth in non-interest bearing deposits; and (iii) a $0.9 million decrease in professional service fees, primarily due to reductions in attorneys’ collection fees.

These variances were partially offset by: (i) a $2.0 million increase in employees’ compensation and benefits expenses, reflecting costs associated with a cash transition award paid to certain senior officers of $0.6 million in connection with the previously-reported executive compensation program that became effective in the third quarter of 2017, a $0.4 million increase in stock-based compensation expense, and an increase of approximately $0.9 million in bonus expenses; (ii) a $1.0 million increase in occupancy and equipment costs, primarily resulting from hurricane-related expenses, such as repairs and security matters; and (iii) a $0.7 million increase resulting from lower net reserve releases related to unfunded loan commitments.  Refer to Non Interest Expenses below for additional information.

•         For the first quarter of 2018, the Corporation recorded income tax expense of $7.8 million, compared to an income tax benefit of $8.1 million for the same period in 2017. The variance was mostly attributable to the aforementioned $13.2 million tax benefit recorded in the first quarter of 2017 as a result of the change in tax status of certain subsidiaries from taxable corporations to limited liability companies that elected to be treated as partnerships for income tax purposes in Puerto Rico, as well as higher pre-tax earnings in the first quarter of 2018 and a higher estimated effective tax rate for 2018. The Corporation’s estimated annual effective tax rate in the first quarter of 2018, excluding entities from which a tax benefit cannot be recognized and discrete items, was 27% compared to 24% for the first quarter of 2017. The estimated annual effective tax rate including all entities for 2018 was 19% (23% excluding discrete items), compared to 13% for the first quarter of 2017 (25% excluding discrete items, primarily the tax benefit resulting from the above-mentioned change in the tax status of certain subsidiaries). As of March 31, 2018, the Corporation had a net deferred tax asset of $289.3 million (net of a valuation allowance of $186.1 million).  Refer to Income Taxes below for additional information.

•         As of March 31, 2018, total assets were $12.2 billion, a decrease of $60.9 million from December 31, 2017. The decrease was mainly due to a $96.2 million decrease in total loans, primarily reflecting reductions of $83.8 million and $15.5 million in the Puerto Rico and Virgin Island regions, respectively, partially offset by a $3.1 million increase in the Florida region.  The decrease reflects the effect of three large loans totaling $28.3 million that were paid off during the first quarter, two large loans totaling $14.8 million that were sold during the first quarter, and significant payments received, including payments that reduced the outstanding balance of three revolving commercial lines of credit in Puerto Rico by $24.2 million.  Total investment securities decreased by $75.2 million, driven by U.S. agency MBS prepayments and a decrease in the fair value of available-for-sale investment securities.  Accrued interest receivables on loans and investment securities decreased by $13.1 million, primarily related to interest payments collected on loans after the expiration in the first quarter of 2018 of the three-month payment deferral program extended to eligible customers affected by Hurricanes Maria and Irma. These variances were partially offset by a $127.4 million increase in cash and cash equivalents, largely driven by the growth in non-interest bearing deposits during the first quarter of 2018 and proceeds from U.S. agency MBS and loan repayments, partially offset by liquidity used to pay off maturing brokered CDs and a $100 million short-term repurchase agreement as well as for the repurchase of $23.8 million of trust preferred securities.  Refer to Financial Condition and Operating Data Analysis  below for additional information.

•         As of March 31, 2018, total liabilities were $10.3 billion, a decrease of $68.9 million from December 31, 2017.  The decrease was mainly due to the repayment at maturity of a $100 million short-term repurchase agreement, the repurchase and cancellation of $23.8 million in trust preferred securities, and a $194.4 million decrease in brokered CDs.  These variances were partially offset by a $194.6 million increase in deposits, excluding government deposits and brokered CDs, primarily reflected in non-interest bearing deposits. Hurricane-related factors, such as the effect of payment deferral programs, disaster relief funds, and settlements of insurance claims contributed to this accumulation.  Government deposits increased by $43.7 million, primarily related to an increase in the balance of a Puerto Rico government-owned corporation’s transactional deposit account.  Refer to Risk Management – Liquidity Risk and Capital Adequacy below for additional information about the Corporation’s funding sources.

•         As of March 31, 2018, the Corporation’s stockholders’ equity was $1.9 billion, an increase of $8.0 million from December 31, 2017.  The increase was mainly driven by the earnings generated in the first quarter, partially offset by a decrease in the fair value of available-for-sale investment securities recorded as part of other comprehensive loss.  The Corporation’s Total Capital, Common Equity Tier 1 Capital, Tier 1 Capital and Leverage ratios calculated under the Basel III rules as currently in effect were 22.98%, 19.24%, 19.66%, and 14.18%, respectively, as of March 31, 2018, compared to Total Capital, Common Equity Tier 1 Capital, Tier 1 Capital and Leverage ratios of 22.53%, 18.96%, 18.97%, and 14.03%, respectively, as of December 31. 2017. Refer to Risk Management – Capital below for additional information.

•         Total loan production, including purchases, refinancings, renewals and draws from existing revolving and non-revolving commitments, was $606.3 million for the quarter ended March 31, 2018, excluding the utilization activity on outstanding credit cards, compared to $867.6 million for the same period in 2017. The decrease was largely affected by the effect in the first quarter of 2017 of the refinancing and renewal of three large commercial loans in Puerto Rico totaling $176.4 million, and lower origination volumes on residential and consumer loans spread through all of the regions served by the Corporation.

•         Total non-performing assets were $637.2 million as of March 31, 2018, a decrease of $13.4 million from December 31, 2017. The decrease was primarily attributable to charge-offs totaling $11.4 million taken on four commercial and construction loans, including $9.7 million associated with the aforementioned loans transferred to held for sale during the first quarter, and payments totaling $4.0 million received in the first quarter to reduce the outstanding balance of commercial mortgage loans that were previously guaranteed by the TDF.

•         Adversely classified commercial and construction loans, including loans held for sale, increased by $24.9 million to $507.3 million as of March 31, 2018, driven by the downgrade in the credit risk classification of a $46.8 million commercial mortgage loan in the Florida region, partially offset by the sale of a $5.6 million commercial and industrial loan, collections, and charge offs.

The Corporation’s financial results for the first quarter of 2018 and 2017 included the following items that management believes are not reflective of core operating performance, are not expected to reoccur with any regularity or may reoccur at uncertain times and in uncertain amounts (the “Special Items”):

Quarter ended March 31, 2018

•          Positive effect in earnings of $4.8 million ($2.9 million after-tax) related to a $6.4 million net loan loss reserve release in connection  with revised estimates of the reserves associated with the effects of Hurricanes Irma and Maria, partially offset by $1.6 million of hurricane-related expenses recorded in the first quarter. Refer to Provision for Loan and Lease Losses below for additional information.

•          Charge to the provision for loan and lease losses of $5.6 million ($3.4 million after-tax) associated with three non-performing commercial and construction loans totaling $57.2 million that were transferred to held for sale during the first quarter. Refer to Provision for Loan and Lease Losses below for additional information.

•          Gain of $2.3 million on the repurchase and cancellation of $23.8 million in trust preferred securities, reflected in the consolidated statement of income as “Gain on early extinguishment of debt.” The gain, realized at the holding company level, had no effect on the income tax expense in 2018. Refer to Non-Interest Income below for additional information.

Quarter ended March 31, 2017

•          Tax benefit of $13.2 million related to the change in tax status of certain subsidiaries from taxable corporations to limited liability companies that make an election to be treated as partnerships for income tax purposes in Puerto Rico. Refer to Income Taxes below for additional information.

•          OTTI charge of $12.2 million on Puerto Rico government debt securities, specifically bonds of the GDB and the Puerto Rico Public Buildings Authority.  No tax benefit was recognized for the OTTI charge in 2017.

•          Charge to the provision for loan and lease losses of $0.6 million ($0.3 million after-tax) related to the sale of the Corporation’s participation in the PREPA line of credit with a book value of $64 million at the time of sale.  Refer to Provision for Loan and Lease Losses below for additional information.

•          Costs of $0.3 million associated with a secondary offering of the Corporation’s common stock by certain of the existing stockholders.  The costs, incurred at the holding company level, had no effect on the income tax expense in the quarter ended March 31, 2017 based on available operating expenses and net operating losses at the holding company level.

The following table reconciles for the first quarter of 2018 and 2017, the reported net income to adjusted net income, a non-GAAP financial measure that excludes the Special Items identified above:

	Quarter ended March 31,
	2018	2017
(In thousands)
Net income, as reported (GAAP)	$33,148	$25,541
Adjustments:
Hurricane-related loan loss reserve release	(6,407)	-
Hurricane-related expenses	1,596	-
Charge to the provision related to loans transferred to held for sale	5,645	-
Gain on early extinguishment of debt	(2,316)	-
Income tax benefit related to change in tax-status of certain subsidiaries	-	(13,161)
Charge to the provision related to the sale of the PREPA credit line	-	569
Secondary offering costs	-	274
Other-than-temporary impairment on debt securities	-	12,231
Income tax impact of adjustments (1)	(324)	(222)
Adjusted net income	$31,342	$25,232

(1) See Basis of Presentation below for the individual tax impact for each reconciling item.

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

The Corporation’s critical accounting policies are described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in First BanCorp.’s 2017 Annual Report on Form 10-K. There have not been any material changes in the Corporation’s critical accounting policies since December 31, 2017.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income is the excess of interest earned by First BanCorp. on its interest-earning assets over the interest incurred on its interest-bearing liabilities. First BanCorp.’s net interest income is subject to interest rate risk due to the repricing and maturity mismatch of the Corporation’s assets and liabilities. Net interest income for the quarter ended March 31, 2018 was $124.7 million compared to $122.5 million for the comparable period in 2017. On a tax-equivalent basis and excluding the changes in the fair value of derivative instruments, net interest income for the quarter ended March 31, 2018 was $129.5 million compared to $126.2 million for the comparable period in 2017.

The following tables include a detailed analysis of net interest income. Part I presents average volumes (based on the average daily balance) and rates on an adjusted tax-equivalent basis and Part II presents, also on an adjusted tax-equivalent basis, the extent to which changes in interest rates and changes in the volume of interest-related assets and liabilities have affected the Corporation’s net interest income. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (changes in volume multiplied by prior period rates), and (ii) changes in rate (changes in rate multiplied by prior period volumes). Rate-volume variances (changes in rate multiplied by changes in volume) have been allocated to the changes in volume and rate based upon their respective percentage of the combined totals.

 The net interest income is computed on an adjusted tax-equivalent basis and excluding the change in the fair value of derivative instruments. For the definition and reconciliation of this non-GAAP financial measure, refer to the discussions below.

Part I

	Average Volume		Interest income (1) / expense		Average Rate (1)
Quarter ended March 31,	2018	2017	2018	2017	2018	2017
(Dollars in thousands)

Interest-earning assets:
Money market & other short-term investments	$618,468	$268,934	$2,256	$484	1.48%	0.73%
Government obligations (2)	798,186	729,307	6,193	4,360	3.15%	2.42%
Mortgage-backed securities	1,260,142	1,334,560	10,625	11,614	3.42%	3.53%
FHLB stock	40,937	39,560	693	461	6.87%	4.73%
Other investments	2,705	2,699	2	2	0.30%	0.30%
Total investments (3)	2,720,438	2,375,060	19,769	16,921	2.95%	2.89%

Residential mortgage loans	3,227,222	3,260,885	43,350	44,280	5.45%	5.51%
Construction loans	118,907	130,494	922	1,144	3.14%	3.56%
Commercial and Industrial and commercial mortgage loans	3,688,415	3,760,594	45,189	41,820	4.97%	4.51%
Finance leases	260,119	234,729	4,660	4,314	7.27%	7.45%
Consumer loans	1,484,305	1,475,569	40,306	41,070	11.01%	11.29%
Total loans (4) (5)	8,778,968	8,862,271	134,427	132,628	6.21%	6.07%
Total interest-earning assets	$11,499,406	$11,237,331	$154,196	$149,549	5.44%	5.40%

Interest-bearing liabilities:
Brokered CDs	$1,043,255	$1,413,667	$4,355	$4,805	1.69%	1.38%
Other interest-bearing deposits	6,021,699	5,884,772	12,616	11,167	0.85%	0.77%
Other borrowed funds	414,488	516,187	4,382	4,585	4.29%	3.60%
FHLB advances	715,000	642,222	3,372	2,122	1.91%	1.34%
Total interest-bearing liabilities	$8,194,442	$8,456,848	$24,725	$22,679	1.22%	1.09%

Net interest income			$129,471	$126,870

Interest rate spread					4.22%	4.31%

Net interest margin					4.57%	4.58%

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
(5)

Interest income on loans included $1.8 million and $2.1 million for the first quarter of 2018 and 2017, respectively, of income from prepayment penalties and late fees related to the Corporation’s loan portfolio.

Part II

	Quarter ended March 31,
	2018 compared to 2017
	Increase (decrease)
	Due to:
(In thousands)	Volume	Rate	Total

Interest income on interest-earning assets:

Money market and other short-term investments	$990	$782	$1,772
Government obligations	441	1,392	1,833
Mortgage-backed securities	(635)	(354)	(989)
FHLB stock	17	215	232
Other investments	-	-	-
Total investments	813	2,035	2,848

Residential mortgage loans	(455)	(475)	(930)
Construction loans	(96)	(126)	(222)
Commercial and Industrial and Commercial mortgage loans	(879)	4,248	3,369
Finance leases	465	(119)	346
Consumer loans	249	(1,013)	(764)
Total loans	(716)	2,515	1,799
Total interest income	97	4,550	4,647

Interest expense on interest-bearing liabilities:

Brokered CDs	(1,419)	969	(450)
Other interest-bearing deposits	265	1,184	1,449
Other borrowed funds	(1,002)	799	(203)
FHLB advances	262	988	1,250
Total interest expense	(1,894)	3,940	2,046
Change in net interest income	$1,991	$610	$2,601

Portions of the Corporation’s interest-earning assets, mostly investments in obligations of some U.S. government agencies and sponsored entities, generate interest that is exempt from income tax, principally in Puerto Rico. Also, interest and gains on sales of investments held by the Corporation’s international banking entities (“IBEs”) are tax-exempt under Puerto Rico tax law (refer to Income Taxes below for additional information). To facilitate the comparison of all interest data related to these assets, the interest income has been converted to an adjusted taxable equivalent basis. The tax equivalent yield was estimated by dividing the interest rate spread on exempt assets by 1 less the Puerto Rico statutory tax rate, as adjusted for changes to enacted tax rates (39.0%) and adding to it the average cost of interest-bearing liabilities. The computation considers the interest expense disallowance required by Puerto Rico tax law.

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

The following table reconciles net interest income in accordance with GAAP to net interest income, excluding valuations, and net interest income on an adjusted tax-equivalent basis. The table also reconciles net interest spread and net interest margin on a GAAP basis to these items excluding valuations and on an adjusted tax-equivalent basis:

	Quarter Ended March 31,
(Dollars in thousands)	2018	2017

Interest Income - GAAP	$149,418	$145,228
Unrealized loss on derivative instruments	-	1
Interest income excluding valuations	149,418	145,229
Tax-equivalent adjustment	4,778	4,320
Interest income on a tax-equivalent basis excluding valuations	154,196	149,549

Interest Expense - GAAP	24,725	22,679

Net interest income - GAAP	$124,693	$122,549

Net interest income excluding valuations - Non-GAAP	$124,693	$122,550

Net interest income on a tax-equivalent basis and excluding valuations- Non-GAAP	$129,471	$126,870

Average Balances
Loans and leases	$8,778,968	$8,862,271
Total securities, other short-term investments and interest-bearing cash balances	2,720,438	2,375,060
Average Interest-Earning Assets	$11,499,406	$11,237,331

Average Interest-Bearing Liabilities	$8,194,442	$8,456,848

Average Yield/Rate
Average yield on interest-earning assets - GAAP	5.27%	5.24%
Average rate on interest-bearing liabilities - GAAP	1.22%	1.09%
Net interest spread - GAAP	4.05%	4.15%
Net interest margin - GAAP	4.40%	4.42%

Average yield on interest-earning assets excluding valuations- Non-GAAP	5.27%	5.24%
Average rate on interest-bearing liabilities	1.22%	1.09%
Net interest spread excluding valuations- Non-GAAP	4.05%	4.15%
Net interest margin excluding valuations- Non-GAAP	4.40%	4.42%

Average yield on interest-earning assets on a tax-equivalent basis
and excluding valuations - Non-GAAP	5.44%	5.40%
Average rate on interest-bearing liabilities	1.22%	1.09%
Net interest spread on a tax-equivalent basis and excluding valuations- Non-GAAP	4.22%	4.31%
Net interest margin on a tax-equivalent basis and excluding valuations- Non-GAAP	4.57%	4.58%

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

For the quarter ended March 31, 2018, net interest income increased $2.1 million to $124.7 million, compared to $122.5 million for the same period in 2017.  The $2.1 million increase in net interest income was primarily due to:

•         A $3.0 million increase in interest income on commercial and construction loans, primarily associated with the upward repricing of variable-rate commercial loans.

•         A $1.8 million increase in interest income from interest-bearing cash balances due to both an increase of $305.5 million in the average balance of deposits maintained at the New York FED and increases in the Federal Funds target rate.  The growth in non-interest bearing deposits provided higher liquidity levels in the first quarter of 2018 as compared to the same period a year ago.  In addition, the Federal Funds target rate has increased three times since the end of the first quarter of 2017 from a range of 0.75% - 1.00% to its current range of 1.50% - 1.75%.

•         A $0.7 million increase in interest income on investment securities primarily due to the gradual investment of liquidity in higher-yielding U.S agency debt securities.

Partially offset by:

•         A $2.0 million increase in interest expense, primarily reflecting the effect of higher market interest rates on the cost of FHLB advances, brokered CDs, retail CDs, and commercial money market accounts tied to short-term interest rates, partially offset by a $262.4 million decrease in the average balance of total interest-bearing liabilities, primarily brokered CDs and repurchase agreements.  Over the last 12 months, the Corporation repaid $744.5 million of maturing brokered CDs with an all-in cost of 1.18% and new issuances amounted to $341.3 million with an all-in cost of 1.69%.  While the Corporation continues to reduce its reliance in brokered CDs, it is increasing the core deposit base.  For the first quarter of 2018 the average balance of non-brokered interest-bearing deposits increased by $136.9 million and the average balance of non-interest-bearing deposits increased by$468.9 million, as compared to the same period in 2017.

•         A $0.9 million decrease in interest income on residential mortgage loans associated with both a $33.7 million decrease in the average balance of this portfolio and higher inflows of loans to non-performing status as compared to the first quarter of 2017.

•         A $0.4 million decrease in interest income on consumer loans primarily due to higher non-performing auto loan levels.

The net interest margin decreased by 2 basis points to 4.40% for the first quarter of 2018, compared to 4.42% for the first quarter of 2017, driven by higher non-performing residential and consumer loan levels and the change in mix of earning assets, partially offset by an improved funding mix driven by the increase in the proportion of interest-earning assets funded by the growth in non-interest bearing deposits.  Loans decreased as a percentage of interest-earning assets from 78.8% in the first quarter of 2017 to 76.3% in the first quarter of 2018.

On an adjusted tax-equivalent basis, net interest income for the first quarter of 2018 increased by $2.6 million to $129.5 million when compared to the same period in 2017. In addition to the facts discussed above, the increase for the first quarter of 2018 also included an increase of $0.5 million in the tax-equivalent adjustment primarily attributable to a higher volume of tax exempt U.S agency debt securities.

Provision for Loan and Lease Losses

The provision for loan and lease losses is charged to earnings to maintain the allowance for loan and lease losses at a level that the Corporation considers adequate to absorb probable losses inherent in the portfolio. The adequacy of the allowance for loan and lease losses is also based upon a number of additional factors, including trends in charge-offs and delinquencies, current economic conditions, the fair value of the underlying collateral and the financial condition of the borrowers, and, as such, includes amounts based on judgments and estimates made by the Corporation. Important factors that influence this judgment are re-evaluated on a quarterly basis to respond to changing conditions.

     As described in Note 2, “Update on Effects of Natural Disasters to the accompanying consolidated financial statements,” two strong hurricanes affected the Corporation’s service areas during September 2017.  These hurricanes caused widespread property damage, flooding, power outages, and water and communication service interruptions, and severely disrupted normal economic activity in the affected areas.  Relationship officers continued to closely monitor the performance of hurricane-affected loan customers during the first quarter of 2018, and data became available on the performance of consumer and residential credits that had been under payment deferral programs.  This information was factored into the determination of the allowance for loan and lease losses as of March 31, 2018.  Although the identification and evaluation of hurricane-affected credits has been substantially completed, management’s assessment of the hurricanes’ effect is still subject to uncertainties, both those specific to some individual customers, such as the resolution of insurance claims, and those applicable to the overall economic prospects of the hurricane affected areas as a whole.  During the first quarter of 2018, the Corporation recorded a net loan loss reserve release of approximately $6.4 million in connection with revised estimates associated with the effects of the hurricanes.  The reserve release consisted of a $4.2 million release attributable to updated assessments of financial performance and repayment prospects of certain individually-assessed commercial credits and a $2.2 million release related to lower reserve requirements resulting from payments received during the first quarter that reduced the balance of consumer and, to a lesser extent, residential mortgage loans outstanding on the dates of the hurricanes.  As of March 31, 2018, the hurricane-related allowance amounted to $62.1 million (net of a $2.8 million charge-off taken on a hurricane-affected construction credit during the fourth quarter of 2017).  With the ongoing collection of information on individual commercial customers and statistics on the consumer and residential loan portfolios, the loss estimate will be revised as needed.  The methodologies that the Corporation used to determine the hurricane-related qualitative estimate and for the review of individual large commercial credits are discussed in detail in Note 1, “Nature of Business and Summary of Significant Accounting Policies,” in the

audited consolidated financial statements of the Corporation’s for the year ended December 31, 2017, which are included in the Corporation’s 2017 Annual Report on Form 10-K.

In addition, during the first quarter of 2018, the Corporation transferred to held for sale three non-performing commercial and construction loans.  The aggregate recorded investment in these loans was written down to $57.2 million, which resulted in charge-offs of $9.7 million and an incremental loss of $5.6 million reflected in the provision for loan and lease losses for the first quarter of 2018. Loans transferred to held for sale consisted of a $30.0 million non-performing construction loans in the Virgin Islands (net of a $5.1 million write-down to fair value recorded at the time of the transfer) and two non-performing commercial mortgage loans totaling $27.2 million (net of write-downs to fair value of $4.6 million recorded at the time of the transfer).

     Further, the provision for loan and lease losses for the first quarter of 2017 included a $0.6 million charge related to the PREPA credit line.  Refer to Note 7, “Loans Held For Investment – Purchases and Sales of Loans,” for additional information about this transaction.

On a non-GAAP basis, excluding the effect of the above mentioned changes related to the hurricanes, the loans transferred to held for sale, and the sale of the PREPA credit line, the adjusted provision for loan and lease losses of $21.3 million for the first quarter of 2018 decreased by $3.6 million as compared to the adjusted provision of $24.9 million for the first quarter of 2017.  The $3.6 million decrease in the adjusted provision was driven by:

•         An $8.7 million decrease in the adjusted provision for residential mortgage loans, primarily related to lower charge-off levels and the effect in the first quarter of 2017 of adjustments to the loss severity estimates used in the calculation of the general reserve, including adjustments to liquidation cost assumptions.

Partially offset by:

•         A $4.6 million increase in the adjusted provision for commercial and construction loans, driven by the downgrade in the credit risk classification of a $46.8 million commercial mortgage loan in Florida.

•         A $0.6 million increase in the adjusted provision for consumer loans, primarily reflecting the effect in the first quarter of 2017 of a loan loss recovery of $1.2 million on the sale of certain credit card loans that had been fully charged-off in prior periods.

Refer to Basis of Presentation below for a reconciliation of the GAAP provision for loan and lease losses to the non-GAAP provision for loan and lease losses excluding the effect of the hurricane-related reserve release, the loans transferred to held for sale, and the sale of the PREPA credit line.  Also refer to Risk Management – Credit Risk Management below for an analysis of the allowance for loan and lease losses, including enhancements to the calculation of the allowance for loan losses for commercial and construction loans implemented in the first quarter of 2018, non-performing assets, impaired loans and related information, and refer to Financial Condition and Operating Data Analysis – Loan Portfolio and Risk Management — Credit Risk Management below for additional information concerning the Corporation’s loan portfolio exposure in the geographic areas where the Corporation does business.

Non-Interest Income

	Quarter Ended March 31,
	2018	2017
(In thousands)

Service charges on deposit accounts	$5,088	$5,790
Mortgage banking activities	4,165	3,616
Insurance income	3,355	3,587
Other operating income	7,860	7,481

Non-interest income before OTTI on debt securities and gain on
early extinguishment of debt	20,468	20,474
OTTI on debt securities	-	(12,231)
Gain on early extinguishment of debt	2,316	-
Total	$22,784	$8,243

Non-interest income primarily consists of income from service charges on deposit accounts, commissions derived from various banking, securities and insurance activities, gains and losses on mortgage banking activities, interchange and other fees related to debit and credit cards, and net gains and losses on investments and impairments.

 Service charges on deposit accounts include monthly fees, overdraft fees, and other fees on deposit accounts, as well as corporate cash management fees.

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

The other operating income category is composed of miscellaneous fees such as debit, credit card and point of sale (“POS”) interchange fees, as well as contractually shared revenues from merchant contracts sold in 2015.

The net gain on investment securities reflects gains or losses as a result of sales that are consistent with the Corporation’s investment policies, as well as OTTI charges on the Corporation’s investment portfolio.

The gain on early extinguishment of debt is related to the repurchase and cancellation in the first quarter of 2018 of $23.8 million in trust preferred securities of FBP Statutory Trust I that were auctioned in a public sale at which the Corporation was invited to participate. The Corporation repurchased and cancelled the repurchased trust preferred securities, resulting in a commensurate reduction in the related Floating Rate Junior Subordinated Debentures.  The Corporation’s winning bid equated to 90% of the $23.8 million par value.  The 10% discount resulted in a gain of $2.3 million, which is reflected in the statement of income as a “Gain on early extinguishment of debt.”  As of March 31, 2018, the Corporation still had Floating Rate Junior Subordinated Debentures (“subordinated debt”) outstanding in the aggregate amount of $184.2 million.

Non-interest income for the first quarter of 2018 amounted to $22.8 million, compared to $8.2 million for the same period in 2017. The $14.5 million increase in non-interest income was primarily related to:

•         The effect in the first quarter of 2017 of a $12.2 million OTTI charge on three Puerto Rico Government debt securities held by the Corporation as part of its available-for-sale securities portfolio, specifically bonds of the GDB and the Puerto Rico Public Buildings Authority.  These bonds were sold in the second quarter of 2017.

•         The $2.3 million gain recorded in the first quarter of 2018 on the repurchase and cancellation of $23.8 million in trust preferred securities.

•         A $0.5 million increase in revenues from mortgage banking activities driven by a $0.7 million adjustment recorded in the first quarter of 2018 to reduce the valuation allowance of mortgage servicing rights, partially offset by lower conforming loan originations and sales in the secondary market resulting in a $0.3 million decrease in gain on sale of residential mortgage loans.  Total loans sold in the secondary market to U.S. government-sponsored entities amounted to $74.5 million with a related gain of $1.9 million in the first quarter of 2018, including gains of $0.6 million on To-Be-Announced MBS (“TBA”) hedges, compared to $85.1 million with a related gain of $2.3 million in the first quarter of 2017, net of TBA hedge losses of $60 thousand.

•         A $0.4 million increase in “other operating income” in the table above, reflecting the effect of a $0.8 million gain on the sale of fixed assets of a closed banking branch in Florida and a $0.3 million increase in transaction fee income from credit and debit cards, POS, and ATMs, partially offset by a $0.6 million lower of cost or market adjustment recorded in the first quarter of 2017 to reduce the carrying value of a construction loan held for sale.

Partially offset by:

•         A $0.7 million decrease in service charges on deposit accounts, primarily related to a decrease in the volume of returned item and overdraft fee transactions.

•         A $0.2 million decrease in seasonal contingent insurance commissions received by the insurance agency based on the prior year’s production of insurance policies.

Non-Interest Expenses

The following table presents the components of non-interest expenses:
	Quarter Ended March 31,
	2018	2017
(In thousands)

Employees' compensation and benefits	$40,684	$38,653
Occupancy and equipment	15,105	14,088
Insurance and supervisory fees	3,855	4,909
Taxes, other than income taxes	3,856	3,676
Professional fees:
Collections, appraisals and other credit-related fees	1,599	2,072
Outsourcing technology services	5,123	5,354
Other professional fees	3,338	3,530
Credit and debit card processing expenses	3,537	2,831
Business promotion	2,576	3,281
Communications	1,482	1,543
Net loss on OREO and OREO operations	190	4,076
Other	4,682	3,869
Total	$86,027	$87,882

Non-interest expenses for the first quarter of 2018 were $86.0 million, compared to $87.9 million for the same period in 2017.  The $1.9 million decrease in non-interest expenses was mainly due to:

•         A $3.9 million decrease in losses from OREO operations, primarily reflecting a $3.6 million decrease in write downs to the value of OREO properties.

•         A $1.1 million decrease in the FDIC insurance premium expense, included as part of “Insurance and supervisory fees” in the table above, reflecting, among other things, the effect of reductions in brokered CDs, a strengthened capital position, and improved liquidity metrics tied to the growth in non-interest-bearing deposits.

•         A $0.9 million decrease in total professional service fees, primarily reflecting lower attorneys’ collection fees.

•         A $0.7 million decrease in business promotion expenses, primarily due to the timing of marketing related-activities and lower charitable contribution expenses.

These decreases were partially offset by:

•         A $2.0 million increase in employee’s compensation and benefits, primarily reflecting costs associated with a cash transition award paid to certain senior officers of $0.6 million in connection with the previously-reported executive compensation program that became effective in the third quarter of 2017, a $0.4 million increase in stock-based compensation expense, and an increase of approximately $0.9 million in bonuses expense.

•         A $1.0 million increase in occupancy and equipment expenses, primarily related to hurricane-related expenses amounting to $1.6 million recorded in the first quarter of 2018, mostly attributable to repairs and security matters.  These variances were partially offset by lower electricity and property tax expenses.  The Corporation has incurred a variety of costs to operate in disaster response mode, and some facilities and their contents were damaged by the storms.  The Corporation maintains insurance for casualty losses, as well as for reasonable and necessary disaster response costs and certain revenue lost through business interruption. Most of the significant disaster response costs were incurred by the end of the first quarter of 2018. These costs were included, where appropriate, in an insurance claim receivable based on management’s understanding of the underlying coverage. An insurance claim receivable of $5.3 million was included in other assets as of March 31, 2018. The Corporation has incurred $9.3 million of hurricane-related disaster response costs and casualty losses, including the aforementioned $1.6 million charge to operations in the first quarter of 2018.

•         A $0.8 million increase in “other operating expenses” in the table above, primarily reflecting related to lower net reserve releases related to unfunded loan commitments.

•         A $0.7 million increase in credit and debit card processing expenses, mainly related to higher transaction volumes.

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

Under the Puerto Rico Internal Revenue Code of 2011, as amended (the “2011 PR Code”), the Corporation and its subsidiaries are treated as separate taxable entities and are generally not entitled to file consolidated tax returns and, thus, the Corporation is generally not entitled  to utilize losses from one subsidiary to offset gains in another subsidiary. Accordingly, in order to obtain a tax benefit from a net operating loss (“NOL”), a particular subsidiary must be able to demonstrate sufficient taxable income within the applicable NOL carry-forward period. The 2011 PR Code allows entities organized as limited liability companies to perform an election to become a non-taxable “pass-through” entity and utilize losses to offset income from other “pass-through” entities, subject to certain limitations, with the remaining net income passing-through its partner entities.  The 2011 PR Code also provides a dividend received deduction of 100% on dividends received from “controlled” subsidiaries subject to taxation in Puerto Rico and 85% on dividends received from other taxable domestic corporations.

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

For the first quarter of 2018, the Corporation recorded an income tax expense of $7.8 million, compared to an income tax benefit of $8.1 million for the same period in 2017. The variance was mostly attributable to the $13.2 million tax benefit recorded in the first quarter of 2017 as a result of the above discussed change in tax status of certain subsidiaries from taxable corporations to limited liability companies that elected to be treated as partnerships for income tax purposes in Puerto Rico, higher pre-tax earnings in the first quarter of 2018, and a higher estimated effective tax rate for 2018.

     For the quarter ended March 31, 2018, the Corporation calculated the provision for income taxes by applying the estimated annual effective tax rate for the full fiscal year to ordinary income or loss.  In the computation of the consolidated worldwide annual estimated effective tax rate, ASC 740-270 requires the exclusion of legal entities with pre-tax losses from which a tax benefit cannot be recognized.  The Corporation’s estimated annual effective tax rate in the first quarter of 2018, excluding entities from which a tax benefit cannot be recognized and discrete items, was 27% compared to 24% for the first quarter of 2017.  The estimated annual effective tax rate including all entities for 2018 was 19% (23% excluding discrete items),  compared to 13% for the first quarter of 2017, (25% excluding discrete items, primarily the tax benefit resulting from the previously mentioned change in the tax status of two subsidiaries)

  The Corporation’s net deferred tax asset amounted to $289.3 million as of March 31, 2018, net of a valuation allowance of $186.1 million, and management concluded, based upon the assessment of all positive and negative evidence, that it is more likely than not that the Corporation will generate sufficient taxable income within the applicable NOL carry-forward periods to realize such amount.  The net deferred tax asset of the Corporation’s banking subsidiary, FirstBank, amounted to $289.2 million as of March 31, 2018, net of a valuation allowance of $150.0 million, compared to net deferred tax asset of $294.7 million, net of a valuation allowance of $150.7 million, as of December 31, 2017.

During the third quarter of 2017, the Corporation completed a formal ownership change analysis within the meaning of Section 382 of the U.S. Internal Revenue Code (“Section 382”) covering a comprehensive period, and concluded that an ownership change occurred during such period. Section 382 limits the ability to utilize U.S. and USVI NOLs for income tax purposes at such jurisdictions following an event of an ownership change.  The Section 382 limitation could result in higher U.S. and USVI liabilities in the future than we would incur in the absence of such limitation. As of March 31, 2018, and as a result of the Section 382 limitation, the Corporation incurred an income tax expense of approximately $1.6 million related to its U.S. operations. The limitation did not affect the USVI operations in the first quarter of 2018. Prospectively, the Corporation expects that it will be able to mitigate the adverse effects associated with the Section 382 limitation as any such tax paid in the U.S. or USVI could be creditable against Puerto Rico tax liabilities or taken as deduction against taxable income.  However, our ability to reduce our Puerto Rico tax liability through such a credit or deduction depends on our tax profile at each annual taxable period, which is dependent on various factors.

On December 22, 2017, the United States president signed H.R.1, The Tax Cuts and Jobs Act, which includes an overhaul of individual, business and international taxes and has affected our branch operations in the U.S. and the USVI. The bill includes measures reducing corporate taxes from 35% to 21%, a repeal of the corporate alternative minimum tax regime, changes to business deductions and NOLs, a 15.5% tax on mandatory repatriation of liquid assets, 10% tax on base erosion payments, and a minimum 10.5% tax on inclusion of global intangible low-tax income by U.S. shareholders, among other significant changes. The main provisions affecting our operations in the U.S. and the USVI in the first quarter for 2018 include: the change in tax rate to 21%, the limitation to the amount certain financial institutions may deduct for premiums paid to the FDIC, and changes in permanent differences such as the meals and entertainment deductions. Other significant provisions, such as the base erosion and anti-abuse tax, do not affect the Corporation’s US and USVI branch operations since these operations’ receipts do not exceed the annual threshold of US effectively connected gross receipts.

On April 16, 2018, the Puerto Rico House of Representatives introduced the house legislative project 1544 (“P de la C. 1544”) including proposed changes to the Puerto Rico Income Tax Code. The P de la C. 1544 proposes changes effective January 1, 2019 including: a reduction in the maximum corporate tax rate to 31% from the current 39%, the NOL limitation will increase to 90% from the current 80%, and changes to the alternative minimum tax (“AMT”) computation including a reduction in rate to 23%, from the current 30%, among others. The legislative project also eliminates the exemption on interest income of certain mortgage loans, and provides additional limitations to deductions related to meals and travel. Other proposed measures include a reduction of the business to business services sales tax for electronic payments to 2%, from the current 4%, effective July 1, 2018, and to 0% effective July 1, 2019.  The P de la C. 1544 also includes preventive measures which condition the reductions in income tax rates and sales and taxes to the government reaching the budgeted revenue collections.

FINANCIAL CONDITION AND OPERATING DATA ANALYSIS

Assets

The Corporation’s total assets were $12.2 billion as of March 31, 2018, a decrease of $60.9 million from December 31, 2017. The decrease, as further discussed below, was mainly due to a $96.2 million decrease in total loans, a $75.2 million decrease in total investment securities, and a $13.1 million decrease in accrued interest receivables on loans and investments.

The variances were partially offset by a $127.4 million increase in cash and cash equivalents, largely driven by the increase of $186.2 million in non-interest-bearing deposits during the first quarter of 2018 and proceeds from U.S. agency MBS and loan repayments, partially offset by liquidity used to pay off maturing brokered CDs and a $100 million short-term repurchase agreement, as well as for the repurchase of $23.8 million of trust preferred securities.

Loan Portfolio

The following table presents the composition of the Corporation’s loan portfolio, including loans held for sale, as of the dates indicated:

	March 31,	December 31,
(In thousands)	2018	2017

Residential mortgage loans	$3,267,868	$3,290,957
Commercial loans:
Commercial mortgage loans (1)	1,552,503	1,614,972
Construction loans (1)	79,150	111,397
Commercial and Industrial loans	2,061,773	2,083,253
Total commercial loans	3,693,426	3,809,622
Finance leases	262,863	257,462
Consumer loans	1,471,733	1,492,435
Total loans held for investment	8,695,890	8,850,476
Less:
Allowance for loan and lease losses	(225,856)	(231,843)
Total loans held for investment, net	$8,470,034	$8,618,633
Loans held for sale (1)	91,375	32,980
Total loans, net	$8,561,409	$8,651,613
__________________
(1)

During the first quarter of 2018, the Corporation transferred $57.2 million in loans (net of fair value write-downs of $9.7 million at the time of the transfer) to held for sale. Loans transferred to held for sale consisted of a $30.0 million non-performing construction loan in the Virgin Islands (net of a fair value write-down of $5.1 million at the time of the transfer) and two non-performing commercial mortgage loans totaling $27.2 million in Puerto Rico (net of fair value write-downs of $4.6 million at the time of the transfer).

As of March 31, 2018, the Corporation’s total loan portfolio, before allowance, amounted to $8.8 billion, down $96.2 million when compared to December 31, 2017. The decline primarily reflects reductions of $83.8 million and $15.5 million in the Puerto Rico and Virgin Island regions, respectively. The decrease was mainly related to a $59.5 million decline in the commercial and construction loan portfolio driven by three large loans totaling $28.3 million that were paid off during the first quarter, two large loans totaling $14.8 million sold in the first quarter, and significant payments received in the first quarter, including payments that reduced the outstanding balance of three revolving commercial lines of credit in Puerto Rico by $24.2 million. The variances were partially offset by an increase of $3.1 million in the Florida region.

   As shown in the table above, as of March 31, 2018, the loans held for investment portfolio was comprised of commercial and construction loans (42%), residential real estate loans (38%), and consumer and finance leases (20%). Of the total gross loan portfolio held for investment of $8.7 billion as of March 31, 2018, approximately 75% has credit risk concentration in Puerto Rico, 19% in the United States (mainly in the state of Florida) and 6% in the Virgin Islands, as shown in the following table:

As of March 31, 2018	Puerto Rico	Virgin Islands	United States	Total

(In thousands)
Residential mortgage loans	$2,396,307	$273,557	$598,004	$3,267,868

Commercial mortgage loans	1,062,693	90,817	398,993	1,552,503
Construction loans	42,148	8,309	28,693	79,150
Commercial and Industrial loans	1,366,090	121,182	574,501	2,061,773
Total commercial loans	2,470,931	220,308	1,002,187	3,693,426

Finance leases	262,863	-	-	262,863

Consumer loans	1,368,759	45,215	57,759	1,471,733
Total loans held for investment, gross	$6,498,860	$539,080	$1,657,950	$8,695,890

Loans held for sale	50,814	30,000	10,561	91,375
Total loans, gross	$6,549,674	$569,080	$1,668,511	$8,787,265

As of December 31, 2017	Puerto Rico	Virgin Islands	United States	Total

(In thousands)
Residential mortgage loans	$2,413,379	$282,738	$594,840	$3,290,957

Commercial mortgage loans	1,127,409	95,464	392,099	1,614,972
Construction loans	41,511	43,314	26,572	111,397
Commercial and Industrial loans	1,373,714	116,323	593,216	2,083,253
Total commercial loans	2,542,634	255,101	1,011,887	3,809,622

Finance leases	257,462	-	-	257,462

Consumer loans	1,389,560	46,412	56,463	1,492,435
Total loans held for investment, gross	$6,603,035	$584,251	$1,663,190	$8,850,476

Loans held for sale	30,397	325	2,258	32,980
Total loans, gross	$6,633,432	$584,576	$1,665,448	$8,883,456

Residential Real Estate Loans

    As of March 31, 2018, the Corporation’s residential mortgage loan portfolio held for investment decreased by $23.1 million as compared to the balance as of December 31, 2017, mainly resulting from activities in Puerto Rico as principal repayments, charge-offs and $12.9 million of foreclosures recorded in the first quarter of 2018, exceeded the volume of loans originated and held for investment purposes. The residential mortgage loan portfolio held for investment in the Puerto Rico and Virgin Island regions decreased during the first quarter of 2018 by $17.1 million and $9.2 million, respectively, partially offset by an increase of $3.2 million in the Florida region.

    The majority of the Corporation’s outstanding balance of residential mortgage loans in Puerto Rico and the Virgin Islands consists of fixed-rate loans that traditionally carried higher yields than residential mortgage loans in Florida. In the Florida region, approximately 57% of the residential mortgage loan portfolio consisted of adjustable rate mortgages. In accordance with the Corporation’s underwriting guidelines, residential mortgage loans are mostly fully-documented loans, and the Corporation does not originate negative amortization loans.  Refer to Contractual Obligations and Commitments below for additional information about outstanding commitments to sell mortgage loans.

Commercial and Construction Loans

As of March 31, 2018, the Corporation’s commercial and construction loan portfolio held for investment decreased by $116.2 million to $3.7 billion, as compared to the balance as of December 31, 2017. The decrease in commercial and construction loans held for investment was mainly related to the aforementioned transfer of $57.2 million of non-performing loans to held for sale (net of fair value write-downs of $9.7 million recorded at the time of the transfer), three large loans totaling $28.3 million that were paid off during the first quarter, two large loans totaling $14.8 million sold in the first quarter, and significant payments received in the first quarter, including payments that reduced the outstanding balance of three revolving commercial lines of credit in Puerto Rico by $24.2 million.

The commercial and construction loan portfolio, including loans held for sale, decreased by $45.0 million in the Puerto Rico region driven by a $7.7 million commercial mortgage loan paid off during the first quarter, the aforementioned sale of a $5.6 million adversely classified loans, payments of $4.0 million that reduced the outstanding balance of loans that were previously guaranteed by the TDF, significant repayments that reduced the balance of certain commercial loans, including payments totaling $24.2 million that reduced the outstanding balance of three revolving commercial lines of credit, and charge-offs.  In the Virgin Islands, commercial and construction loans decreased by $4.7 million, driven by the fair value write-down of $5.1 million recorded on the construction loan transferred to held for sale during the first quarter.  In Florida, commercial and construction loans decreased by $9.7 million, mainly attributable to the sale of a $9.2 million commercial loan participation and two large loans paid off during the first quarter totaling $20.6 million, partially offset by new loan originations.

As of March 31, 2018, the Corporation had $54.8 million of outstanding loans extended to the Puerto Rico government, its municipalities and public corporations, compared to $55.9 million as of December 31, 2017. Approximately $33.1 million of the outstanding loans as of March 31, 2018 consisted of loans extended to municipalities in Puerto Rico, which in most cases are supported by assigned property tax revenues. The vast majority of revenues of the municipalities included in the Corporation’s loan portfolio are independent of the Puerto Rico central government. These municipalities are required by law to levy special property taxes in such amounts as are required for the payment of all of their respective general obligation bonds and notes. Late in 2015, the GDB and the Municipal Revenue Collection Center (“CRIM”) signed and perfected a deed of trust. Through this deed, the GDB, as fiduciary, is required to keep the CRIM funds separate from any other deposits and must distribute the funds pursuant to applicable law. The CRIM funds are deposited at another commercial depository financial institution in Puerto Rico. Approximately $6.7 million of the outstanding loans as of March 31, 2018 consisted of a loan to a unit of the central government, and approximately $15.0 million consisted of a loan to an affiliate of PREPA.

  Furthermore, as of March 31, 2018, the Corporation had three loans granted to the hotel industry in Puerto Rico that were previously guaranteed by the TDF with an outstanding principal balance of $116.2 million (book value $61.6 million), compared to $120.2 million outstanding (book value of $70.8 million) as of December 31, 2017. Historically, the borrower and the operations of the underlying collateral of these loans have been the primary sources of repayment and the TDF, which is a subsidiary of the GDB, provided a secondary guarantee for payment performance. As part of agreements executed in the second quarter of 2017 and first quarter of 2018, the TDF paid $7.6 million and $4.0 million, respectively, to honor a portion of its guarantee on these loans.  As provided in the agreements, the cash payments received by the Corporation released the TDF from its liability as a guarantor of these loans. All three of the commercial mortgage loans previously guaranteed by the TDF have been classified as non-performing and impaired since the first quarter of 2016, and interest payments have been applied against principal since then. Approximately $5.2 million of interest payments received on loans previously guaranteed by the TDF since late March 2016 have been applied against principal. In addition, the GDB agreed to issue to the Bank a fixed income financial instrument pursuant to the GDB’s Restructuring Support Agreement approved by the PROMESA oversight board. During the first quarter of 2018, two of these three commercial mortgage loans, with an aggregate outstanding principal balance of $50.4 million (book value of $27.2 million) were transferred to held for sale.

The Corporation also has credit exposure to USVI government entities. As of March 31, 2018, the Corporation had $76.7 million in loans to USVI government instrumentalities and public corporations, compared to $70.4 million as of December 31, 2017. Of the amount outstanding as of March 31, 2018, public corporations of the USVI owed approximately $53.5 million and an independent instrumentality of the USVI government owed approximately $23.2 million. As of March 31, 2018, all loans were currently performing and up to date on principal and interest payments.

As of March 31, 2018, the Corporation’s total exposure to shared national credit (“SNC”) loans amounted to $730.1 million.  As of March 31, 2018, approximately $269.0 million of the SNC exposure related to the portfolio in Puerto Rico and $461.1 million related to the portfolio in the Florida region.

The composition of the Corporation’s construction loan portfolio held for investment as of March 31, 2018 by category and geographic location follows:

As of March 31, 2018
	Puerto Rico	Virgin Islands	United States	Total
(In thousands)
Loans for residential housing projects:
Mid-rise (1)	$587	$-	$-	$587
Single-family, detached	1,862	689	2,314	4,865
Total for residential housing projects	2,449	689	2,314	5,452

Construction loans to individuals secured by residential properties	426	595	-	1,021
Loans for commercial projects (2)	15,267	4,629	26,364	46,260
Land loans - residential	12,739	2,402	15	15,156
Land loans - commercial	11,305	-	-	11,305
Total before net deferred fees and allowance for loan losses	$42,186	$8,315	$28,693	$79,194
Net deferred fees	(38)	(6)	-	(44)
Total construction loan portfolio, gross	42,148	8,309	28,693	79,150
Allowance for loan losses	(3,369)	(738)	(15)	(4,122)

Total construction loan portfolio, net (2)	$38,779	$7,571	$28,678	$75,028
____________________
(1)	Mid-rise relates to buildings of up to 7 stories.
(2)	Excludes a construction-commercial loan held for sale of $30.0 million in the Virgin Islands.

The following table presents further information related to the Corporation’s construction portfolio as of and for the quarter ended March 31, 2018:

(In thousands)
Total undisbursed funds under existing commitments	$70,433
Construction loans held for investment in non-accrual status	$16,236
Construction loans held for sale in non-accrual status	$37,732
Net charge offs - Construction loans (1)	$5,164
Allowance for loan losses - Construction loans	$4,122

Non-performing construction loans to total construction loans, including held for sale	46.17%

Allowance for loan losses for construction loans to total construction loans held for investments	5.21%

Net charge-offs (annualized) to total average construction loans (1)	17.37%

(1) Includes a charge-off of $5.1 million associated with the fair value write-down of a $30.0 million construction loan transferred to held for sale in the Virgin Islands.

The following summarizes the construction loans for residential housing projects in Puerto Rico segregated by the estimated selling price of the units:

		(In thousands)

	Under $300k	$1,787
	Over $600k (1)	662
		$2,449
_____________
(1)	One residential housing project in Puerto Rico.

Consumer Loans and Finance Leases

As of March 31, 2018, the Corporation’s consumer loan and finance lease portfolio decreased by $15.3 million to $1.7 billion, as compared to the portfolio balance as of December 31, 2017.  The decrease was primarily reflected in credit card, auto loans, and boat loans, which decreased by $9.9 million, $5.8 million, and $2.5 million, respectively, partially offset by a $5.4 million increase in finance leases. The decrease was primarily associated with the result of charge-offs and repayments that exceeded the volume of new loan originations.

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

    The following table provides a breakdown of First BanCorp.’s loan production, including purchases, refinancings, renewals and draws from existing revolving and nonrevolving commitments, for the periods indicated:

	Quarter Ended March 31,
	2018	2017
	(In thousands)

Residential real estate	$120,774	$164,140
Commercial and industrial and commercial mortgage	335,075	524,695
Construction	10,684	25,615
Finance leases	27,478	24,388
Consumer	189,430	205,647
Total loan production	$683,441	$944,485

The Corporation is experiencing continued loan demand and has continued its targeted origination strategy. During the first quarter of 2018, total loan originations, including purchases, refinancing’s and draws from existing revolving and non-revolving commitments, amounted to approximately $683.4 million, compared to $944.5 million for the comparable period in 2017.

Residential mortgage loan originations and purchases amounted to $120.8 million for the first quarter of 2018, compared to $164.1 million for the first quarter of 2017.  These statistics include purchases from mortgage bankers of $14.5 million for the first quarter of 2018, compared to $14.8 million for the comparable period in 2017. The decrease of $43.4 million in the first quarter of 2018, as compared to the same period of 2017, reflects declines of approximately $27.4 million in Puerto Rico, primarily in conforming loan originations and refinancings, and decreases of $14.4 million and $1.6 million in Florida and the Virgin Islands, respectively.

Commercial and construction loan originations (excluding government loans) amounted to $329.8 million for the first quarter of 2018, compared to $550.3 million for the first quarter of 2017.  The decrease in the first quarter of 2018, compared to the same period in 2017, reflects a decrease of approximately $217.8 million in the Puerto Rico region, primarily due to the effect in the first quarter of 2017 of the refinancing and renewal of three large commercial loans in Puerto Rico totaling $176.4 million and reduced activity compared to pre-hurricane levels, and a decrease of $4.7 million in the Virgin Island region, partially offset by an increase of $2.1 million in the Florida region.

Government loan originations amounted to $16.0 million for the first quarter of 2018, mainly related to the utilization of an arranged overdraft line of credit of a government entity in the Virgin Islands region.

Originations of auto loans (including finance leases) for the first quarter of 2018 amounted to $101.4 million, a decrease of $4.0 million, compared to $105.4 million for the first quarter of 2017. The decrease was primarily reflected in the Puerto Rico and Florida regions with decreases of $3.6 million and $0.6 million, respectively, partially offset by a $0.2 million increase in the Virgin Islands. Personal loan originations for the first quarter 2018, other than credit cards, amounted to $38.4 million, compared to $47.7 million for the first quarter of 2017. Most of the decrease in personal loan originations for the first quarter of 2018, as compared with the same period in 2017, was reflected in the Puerto Rico region. The utilization activity on the outstanding credit card portfolio for the first quarter of 2018 amounted to $77.1 million, compared to $76.9 million for the first quarter of 2017.

Investment Activities

As part of its liquidity, revenue diversification and interest rate risk strategies, First BanCorp. maintains an investment portfolio that is classified as available for sale or held to maturity. The Corporation’s total available-for-sale investment securities portfolio as of March 31, 2018 amounted to $1.8 billion, a decrease of $75.5 million from December 31, 2017. The decrease was mainly driven by U.S. agency MBS prepayments of $42.3 million and a $24.1 million decrease in the fair value of available-for-sale investment securities, primarily U.S. agency MBS, due to changes in market interest rates.

As of March 31, 2018, approximately 98% of the Corporation’s available-for-sale securities portfolio was invested in U.S. Government and agency debentures and fixed-rate U.S. government sponsored-agency MBS (mainly GNMA, FNMA and FHLMC fixed-rate securities).

The Corporation owns bonds of the Puerto Rico Housing Finance Authority in the aggregate amount of $8.1 million that are carried on the Corporation’s books at their aggregate fair value of $6.8 million and are current as to contractual payments as of March 31, 2018.

As of March 31, 2018, the Corporation’s held-to-maturity investment securities portfolio amounted to $150.5 million, down $0.1 million from December 31, 2017. Held-to-maturity investment securities consist of financing arrangements with Puerto Rico municipalities issued in bond form, which are accounted for as securities, but are underwritten as loans with features that are typically found in commercial loans.  These obligations typically are not issued in bearer form, are not registered with the SEC and are not rated by external credit agencies. These bonds have seniority to the payment of operating costs and expenses of the municipality and are supported by assigned property tax revenues.  Approximately 70% of the Corporation’s municipality bonds consist of obligations issued by three of the largest municipalities in Puerto Rico. These municipalities are required by law to levy special property taxes in such amounts as are required for the payment of all of their respective general obligation bonds and loans.

    Refer to Exposure to Puerto Rico Government below for information and details about the Corporation’s total direct exposure to the Puerto Rico Government.

The following table presents the carrying value of investments as of the indicated dates:

	March 31,	December 31,
	2018	2017
(In thousands)

Money market investments	$100,415	$10,415

Investment securities available for sale, at fair value:
U.S. government and agencies obligations	603,571	609,188
Puerto Rico government obligations	6,808	6,813
Mortgage-backed securities	1,205,125	1,274,497
Other (1)	-	518
Total investment securities available for sale, at fair value	1,815,504	1,891,016

Investment securities held-to-maturity, at amortized cost:
Puerto Rico Municipal Bonds	150,486	150,627

Other investment securities, including $40.9 million of FHLB stock
as of March 31, 2018 and December 31, 2017 (1)	43,532	43,119
Total money market and investment securities	$2,109,937	$2,095,177
________________
(1)	As of January 1, 2018, the Corporation adopted ASU 2016-01, resulting in the reclassification of equity securities from available-for-sale investment securities to other investment securities.

Mortgage-backed securities as of the indicated dates consisted of:

	March 31,	December 31,
(In thousands)	2018	2017

Available for sale:
FHLMC certificates	$296,299	$311,706
GNMA certificates	209,603	221,630
FNMA certificates	640,058	680,040
Collateralized mortgage obligations issued or
guaranteed by FHLMC and GNMA	43,091	44,061
Other mortgage pass-through certificates	16,074	17,060
Total mortgage-backed securities	$1,205,125	$1,274,497

The carrying values of investment securities classified as available for sale and held to maturity as of March 31, 2018 by contractual maturity (excluding mortgage-backed securities) are shown below:

	Carrying	Weighted
(Dollars in thousands)	Amount	Average Yield %

U.S. Government and agencies obligations
Due within one year	$122,019	1.27
Due after one year through five years	311,855	1.42
Due after five years through ten years	130,761	2.74
Due after ten years	38,936	2.07
	603,571	1.72

Puerto Rico government and municipalities obligations
Due after one year through five years	3,712	5.39
Due after five years through ten years	43,597	5.14
Due after ten years	109,985	5.27
	157,294	5.24

Total	760,865	2.44

Mortgage-backed securities	1,205,125	2.60

Total investment securities available for sale and held to maturity	$1,965,990	2.54

Net interest income of future periods could be affected by prepayments of mortgage-backed securities. Any acceleration in the prepayments of mortgage-backed securities would lower yields on these securities, as the amortization of premiums paid upon acquisition of these securities would accelerate. Conversely, acceleration of the prepayments of mortgage-backed securities would increase yields on securities purchased at a discount, as the amortization of the discount would accelerate. These risks are directly linked to future period market interest rate fluctuations. Also, net interest income in future periods might be affected by the Corporation’s investment in callable securities. As of March 31, 2018, the Corporation had approximately $221.3 million in debt securities (U.S. agencies and Puerto Rico government securities) with embedded calls and with an average yield of 2.15%. Refer to Risk Management below for further analysis of the effects of changing interest rates on the Corporation’s net interest income and of the interest rate risk management strategies followed by the Corporation. Also refer to Note 5 to the accompanying unaudited consolidated financial statements for additional information regarding the Corporation’s investment portfolio.

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

The Corporation’s risk management policies are described below as well as in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of First BanCorp.’s 2017 Annual Report on Form 10-K.

Liquidity Risk and Capital Adequacy

Liquidity is the ongoing ability to accommodate liability maturities and deposit withdrawals, fund asset growth and business operations, and meet contractual obligations through unconstrained access to funding at reasonable market rates. Liquidity management involves forecasting funding requirements and maintaining sufficient capacity to meet liquidity needs and accommodate fluctuations in asset and liability levels due to changes in the Corporation’s business operations or unanticipated events.

The Corporation manages liquidity at two levels. The first is the liquidity of the parent company, which is the holding company that owns the banking and non-banking subsidiaries. The second is the liquidity of the banking subsidiary. As of March 31, 2018, FirstBank could not pay any dividend to the holding company except upon receipt of required regulatory approvals.  During the first quarter of 2018, the Corporation continued to pay quarterly interest payments on the subordinated debentures associated with its trust preferred securities and the monthly dividend income on its non-cumulative perpetual monthly income preferred stock pursuant to regulatory approvals.

The Asset and Liability Committee of the Board of Directors is responsible for establishing the Corporation’s liquidity policy, as well as approving operating and contingency procedures and monitoring liquidity on an ongoing basis. The Management Investment and Asset Liability Committee (the “MIALCO”), using measures of liquidity developed by management that involve the use of several assumptions, reviews the Corporation’s liquidity position on a monthly basis. The MIALCO oversees liquidity management, interest rate risk and other related matters.

The MIALCO, which reports to the Board of Directors’ Asset and Liability Committee, is composed of senior management officers, including the Chief Executive Officer, the Chief Financial Officer, the Chief Risk Officer, the Retail Financial Services Director, the Risk Manager of the Treasury and Investments Division, the Financial Analysis and Asset/Liability Director and the Treasurer. The Treasury and Investments Division is responsible for planning and executing the Corporation’s funding activities and strategy, monitoring liquidity availability on a daily basis, and reviewing liquidity measures on a weekly basis. The Treasury and Investments Accounting and Operations area of the Controller’s Department is responsible for calculating the liquidity measurements used by the Treasury and Investment Division to review the Corporation’s liquidity position on a monthly basis.  The Financial Analysis and Asset/Liability Director estimates the liquidity gap for longer periods.

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

The Corporation manages its liquidity in a proactive manner and maintains a sound liquidity position. It uses multiple measures to monitor the liquidity position, including core liquidity, basic liquidity, and time-based reserve measures. As of March 31, 2018, the estimated core liquidity reserve (which includes cash and free liquid assets) was $2.0 billion or 16.2% of total assets, compared to $1.9 billion or 15.6% of total assets as of December 31, 2017. The basic liquidity ratio (which adds available secured lines of credit to the core liquidity) was approximately 21.9% of total assets, compared to 21.2% of total assets as of December 31, 2017.   The increase in core liquidity levels was largely driven by the aforementioned deposit build-up experienced after the hurricanes.  As of March 31, 2018, the Corporation had $689.5 million available for additional credit from the FHLB of New York. Unpledged liquid securities as of March 31, 2018, mainly fixed-rate MBS and U.S. agency debentures, amounted to approximately $1.0 billion. The Corporation does not rely on uncommitted inter-bank lines of credit (federal funds lines) to fund its operations and does not include them in the basic liquidity measure.  As of March 31, 2018, the holding company had $23.0 million of cash and cash equivalents. Cash and cash equivalents at the Bank level as of March 31, 2018 were approximately $837.0 million. The Bank had $956.1 million in brokered CDs as of March 31, 2018, of which approximately $548.3 million mature over the next twelve months. Liquidity at the Bank level is highly dependent on bank deposits, which fund 75% of the Bank’s assets (or 67% excluding brokered CDs).

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

The Corporation has continued reducing the amounts of its outstanding brokered CDs. As of March 31, 2018, the amount of brokered CDs had decreased $194.4 million to $956.1 million from brokered CDs of $1.2 billion as of December 31, 2017. At the same time as the Corporation focuses on reducing its reliance on brokered CDs, it is seeking to add core deposits.  During the first quarter of 2018, the Corporation increased non-brokered deposits, excluding government deposits, by $194.6 million to $7.4 billion as further discussed below.

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

     The Corporation’s principal sources of funding are:

Brokered CDs – A large portion of the Corporation’s funding has been brokered CDs issued by FirstBank. Total brokered CDs decreased during the first quarter of 2018 by $194.4 million to $956.1 million as of March 31, 2018.

     The average remaining term to maturity of the retail brokered CDs outstanding as of March 31, 2018 was approximately 1.3 year.

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

The following table presents contractual maturities of time deposits with denominations of $100,000 or higher as of March 31, 2018:

Total
(In thousands)

Three months or less	$412,728
Over three months to six months	420,571
Over six months to one year	641,050
Over one year	1,135,050
Total	$2,609,399

     Certificates of deposit in denominations of $100,000 or higher include brokered CDs of $956 million issued to deposit brokers in the form of large certificates of deposit that are generally participated out by brokers in amounts of less than the FDIC insurance limit.

Government deposits – As of March 31, 2018, the Corporation had $541.4 million of Puerto Rico public sector deposits ($443.0 million in transactional accounts and $98.4 million in time deposits) compared to $490.3 million as of December 31, 2017. Approximately 24% came from municipalities and municipal agencies in Puerto Rico and 76% came from public corporations and the central government and agencies.  Most of the increase in 2018 was related to the increase in the balance of a Puerto Rico government-owned corporation’s transactional deposit account.

     In addition, as of March 31, 2018, the Corporation had $154.3 million of government deposits in the Virgin Islands, compared to $161.7 million as of December 31, 2017.

Retail deposits – The Corporation’s deposit products also include regular saving accounts, demand deposit accounts, money market accounts and retail CDs. Total deposits, excluding brokered CDs and government deposits, increased by $194.6 million to $7.4 billion from the balance of $7.2 billion as of December 31, 2017.  The higher balance reflects increases of $137.2 million and $72.5 million in Puerto Rico and the Virgin Islands, respectively, partially offset by a $15.2 million decrease in Florida.  The Corporation experienced rapid accumulation of deposits after the hurricanes in the fourth quarter of 2017 and the first quarter of 2018.  Total deposits as of March 31, 2018, excluding brokered CDs and government deposits, increased $194.6 million from December 31, 2017 and $571.6 million since September 30, 2017.  The most significant increase was in noninterest-bearing demand deposits, which grew 10%, or $186.2 million, since December 31, 2017 and $433.6 million, or 27%, since September 30, 2017.  Hurricane-related factors, such as the effect of payment deferral programs available to customers, disaster relief funds, and settlement of insurance claims, continue to contribute to this accumulation.  Although management expects the balances accumulated by deposit customers in the hurricane-affected areas to reduce over time, it is difficult to predict when and to what degree, and there may be further growth as insurance claims are resolved and additional disaster-recovery funds are distributed.  Refer to Note 15 in the accompanying unaudited consolidated financial statements for further details.

Refer to Net Interest Income above for information about average balances of interest-bearing deposits, and the average interest rate paid on deposits for the quarters ended March 31, 2018 and 2017.

Securities sold under agreements to repurchase - The Corporation’s investment portfolio is funded in part with repurchase agreements. The Corporation’s outstanding securities sold under repurchase agreements amounted to $400 million as of March 31, 2018, compared to $500 million as of December 31, 2017.  The Corporation repaid at maturity a $100 million short-term repurchase agreement carried at a cost of 1.53%.  One of the Corporation’s strategies has been the use of structured repurchase agreements and long-term repurchase agreements to reduce liquidity risk and manage exposure to interest rate risk by lengthening the final maturities of its liabilities while keeping funding costs at reasonable levels. In addition to these repurchase agreements, the Corporation has been able to maintain access to credit by using cost-effective sources such as FHLB advances. Refer to Note 16 in the Corporation’s unaudited consolidated financial statements for the quarter ended March 31, 2018 for further details about repurchase agreements outstanding by counterparty and maturities.

As of March 31, 2018, the Corporation had $200 million of reverse repurchase agreements with a counterparty under a master netting arrangement that provides for a right of setoff that meets the conditions of ASC 210-20-45-11 for a net presentation.  These repurchase agreements and reverse repurchase agreements are presented net on the consolidated statement of financial condition.

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

Advances from the FHLB – The Bank is a member of the FHLB system and obtains advances to fund its operations under a collateral agreement with the FHLB that requires the Bank to maintain qualifying mortgages and/or investments as collateral for advances taken. As of each March 31, 2018 and December 31, 2017, the outstanding balance of FHLB advances was $715.0 million.  As of March 31, 2018, the Corporation had $689.5 million available for additional credit on FHLB lines of credit.

Trust-Preferred Securities – In 2004, FBP Statutory Trust I, a statutory trust that is wholly-owned by the Corporation and not consolidated in the Corporation’s financial statements, sold to institutional investors $100 million of its variable-rate trust-preferred securities. FBP Statutory Trust I used the proceeds of the issuance, together with the proceeds of the purchase by the Corporation of $3.1 million of FBP Statutory Trust I variable-rate common securities to purchase $103.1 million aggregate principal amount of the Corporation’s Junior Subordinated Deferrable Debentures.

Also in 2004, FBP Statutory Trust II, a statutory trust that is wholly-owned by the Corporation and not consolidated in the Corporation’s financial statements, sold to institutional investors $125 million of its variable-rate trust-preferred securities. FBP statutory Trust II used the proceeds of the issuance, together with the proceeds of the purchase by the Corporation of $3.9 million of FBP Statutory Trust II variable rate common securities to purchase $128.9 million aggregate principal amount of the Corporation’s Junior Subordinated Deferrable Debentures.

The trust-preferred debentures are presented in the Corporation’s consolidated statement of financial condition as Other Borrowings. The variable-rate trust-preferred securities are fully and unconditionally guaranteed by the Corporation. The $100 million Junior Subordinated Deferrable Debentures issued by the Corporation in April 2004 and the $125 million issued in September 2004 mature on June 17, 2034 and September 20, 2034, respectively; however, under certain circumstances, the maturity of the subordinated debentures may be shortened (such shortening would result in a mandatory redemption of the variable-rate trust-preferred securities). The Collins Amendment of the Dodd-Frank Act eliminated certain trust-preferred securities from Tier 1 Capital. Bank Holding Companies such as the Corporation were required to fully phase out these instruments from Tier I capital by January 1, 2016; however, they may remain in Tier 2 capital until the instruments are redeemed or mature.

As mentioned above, during the first quarter of 2018, the Corporation completed the repurchase of $23.8 million of trust preferred securities of FBP Statutory Trust I that were being auctioned in a public sale at which the Corporation was invited to participate. The Corporation repurchased and cancelled the repurchased trust preferred securities, resulting in a commensurate reduction in the related subordinated debenture.  As of March 31, 2018, the Corporation still had subordinated debentures outstanding in the aggregate amount of $184.2 million.

During the second quarter of 2016, the Corporation received approval from the Federal Reserve and paid $31.2 million for all the accrued but deferred interest payments plus the interest for the 2016 second quarter on the Corporation’s subordinated debentures associated with its trust-preferred securities. Subsequently, the Corporation received quarterly regulatory approvals and made scheduled quarterly interest payments.  As of March 31, 2018, the Corporation was current on all interest payments due related to its subordinated debentures.  On October 3, 2017, the New York FED terminated the Written Agreement entered into on June 3, 2010 between the Corporation and the Federal Reserve.  However, the Corporation has agreed with its regulators to continue to obtain approval before paying dividends, receiving dividends from the Bank, making payments on subordinated debt or trust-preferred securities, incurring or guaranteeing debt or purchasing or redeeming any corporate stock.  The Corporation has received approval to make the subordinated debentures quarterly payment for June 30, 2018. The Corporation intends to request approval for future periods to continue regularly-scheduled quarterly payments.

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

The enhanced capabilities improve the Corporation’s liquidity profile as they allow the Corporation to derive liquidity, if needed, from the sale of mortgage loans in the secondary market. The U.S. (including Puerto Rico) secondary mortgage market is still highly liquid, in large part because of the sale of mortgages through guarantee programs of the FHA, VA, HUD, FNMA and FHLMC. During the first quarter of 2018, the Corporation sold approximately $54.4 million of FHA/VA mortgage loans to GNMA, which packages them into mortgage-backed securities. Any regulatory actions affecting GNMA, FNMA or FHLMC could adversely affect the secondary mortgage market.

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

Effect of Credit Ratings on Access to Liquidity

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

The Corporation’s credit as a long-term issuer is currently rated B+ by S&P and B- by Fitch. At the FirstBank subsidiary level, long-term issuer ratings are currently Caa1 by Moody’s, seven notches below their definition of investment grade, B+ by S&P, four notches below their definition of investment grade, and B- by Fitch, six notches below their definition of investment grade.  The Corporation’s credit ratings are dependent on a number of factors, both quantitative and qualitative, and are subject to change at any time.  The disclosure of credit ratings is not a recommendation to buy, sell or hold the Corporation’s securities.  Each rating should be evaluated independently of any other rating

Cash Flows

     Cash and cash equivalents were $843.8 million as of March 31, 2018, an increase of $127.4 million when compared to the balance as of December 31, 2017. The following discussion highlights the major activities and transactions that affected the Corporation’s cash flows during the first quarters of 2018 and 2017.

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

For the first quarters of 2018 and 2017, net cash provided by operating activities was $95.4 million and $84.8 million, respectively.  Net cash generated from operating activities was higher than reported net income largely as a result of adjustments for items such as the provision for loan and lease losses, depreciation and amortization, and impairments, as well as the cash generated from sales of loans held for sale.

Cash Flows from Investing Activities

The Corporation’s investing activities primarily relate to originating loans to be held for investment and purchasing, selling and repaying available-for-sale and held-to-maturity investment securities. For the quarter ended March 31, 2018, net cash provided by investing activities was $111.8 million, primarily reflecting U.S. agency MBS prepayments and proceeds from the aforementioned sale of a commercial loan participation in Florida and an adversely classified loan in Puerto Rico.

For the first quarter of 2017, net cash provided by investing activities was $82.1 million, primarily reflecting U.S. agency MBS prepayments and proceeds from the sale of the PREPA credit line.

Cash Flows from Financing Activities

The Corporation’s financing activities primarily include the receipt of deposits and the issuance of brokered CDs, the issuance and payments of long-term debt, the issuance of equity instruments and activities related to its short-term funding. For the first quarter of 2018, net cash used in financing activities was $79.7 million, mainly reflecting the effect of repayments of maturing brokered CDs and a $100 million short-term repurchase agreement, as well as the repurchase of trust-preferred securities, partially offset by the increase in non-brokered deposits.

 In the first quarter of 2017, net cash used in financing activities was $42.5 million, mainly reflecting the effect of repayments of maturing short-term FHLB advances and brokered CDs, partially offset by the increase in non-brokered deposits.

Capital

As of March 31, 2018, the Corporation’s stockholders’ equity was $1.9 billion, an increase of $8.0 million from December 31, 2017.  The increase was mainly driven by the earnings generated in the first quarter, partially offset by a decrease in the fair value of available-for-sale investment securities recorded as part of other comprehensive loss.  In December 31, 2016, for the first time since July 2009, the Corporation paid dividends on its non-cumulative perpetual monthly income preferred stock, after receiving regulatory approval.  Since then, the Corporation has continued to pay monthly dividend payments on the non-cumulative perpetual monthly income preferred stock. As mentioned above, on October 3, 2017, the Federal Reserve terminated the Written Agreement entered into on June 3, 2010 between the Corporation and the Federal Reserve. However, the Corporation has agreed with its regulators to continue to obtain approval before paying dividends, receiving dividends from the Bank, making payments on subordinated debt or trust preferred securities, incurring or guaranteeing debt or purchasing or redeeming any corporate stock. The Corporation received regulatory approvals to pay the monthly dividends on the Corporation’s Series A through E Preferred Stock through June 2018. The Corporation intends to request approval in future periods to continue to pay monthly dividend payments on the non-cumulative perpetual monthly income preferred stock.

Set forth below are First BanCorp.'s and FirstBank's regulatory capital ratios as of March 31, 2018 and December 31, 2017:

			Banking Subsidiary
	First BanCorp.		FirstBank		To be well capitalized - General thresholds
		Fully		Fully
As of March 31, 2018	Actual	Phased-in (1)	Actual	Phased-in (1)
Total capital ratio (Total capital to risk-weighted assets)	22.98%	22.47%	22.52%	22.03%	10.00%
Common Equity Tier 1 capital ratio
(Common equity Tier 1 capital to risk weighted assets)	19.24%	18.79%	17.70%	17.29%	6.50%
Tier 1 capital ratio (Tier 1 capital to risk-weighted assets)	19.66%	19.19%	21.26%	20.76%	8.00%
Leverage ratio	14.18%	14.18%	15.35%	15.35%	5.00%

			Banking Subsidiary
	First BanCorp		FirstBank		To be well capitalized - General thresholds
		Fully		Fully
As of December 31, 2017	Actual	Phased-in (1)	Actual	Phased-in (1)
Total capital (Total capital to risk-weighted assets)	22.53%	21.99%	22.06%	21.53%	10.00%
Common Equity Tier 1 capital ratio
(Common equity Tier 1 capital to risk weighted assets)	18.96%	18.09%	17.70%	16.86%	6.50%
Tier 1 capital ratio (Tier 1 capital to risk-weighted assets)	18.97%	18.49%	20.79%	20.26%	8.00%
Leverage ratio	14.03%	14.01%	15.39%	15.37%	5.00%

(1) Certain adjustments required under the Basel III rules will be phased-in through the end of 2018 although certain elements of the Basel III rules have recently been deferred by the federal banking agencies. The ratios shown in this column are calculated assuming a fully phased-in adjustments as if they were effective as of March 31, 2018 and December 31, 2017.

Although the Corporation and FirstBank became subject to the Basel III rules beginning on January 1, 2015, certain requirements of the Basel III rules are being phased-in over several years and, in general, will be fully effective as of January 1, 2019; however, the federal banking agencies have recently deferred certain elements of the Basel III rules. The Corporation and FirstBank compute risk-weighted assets using the Standardized Approach required by the Basel III rules.

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

In addition, as required under Basel III rules, the Corporation’s trust-preferred securities (“TRuPs”) were fully phased-out from Tier 1 capital on January 1, 2016.  However, the Corporation’s TRuPs may continue to be included in Tier 2 capital until the instruments are redeemed or mature.

On November 21, 2017, the Federal Reserve Board, the FDIC, and the Office of the Comptroller of the Currency finalized an extension of the phase-in of certain Basel III capita rules for banks not using the Basel advanced approaches capital rule.  The extension, which was effective on January 1, 2018, pauses the full transition of the Basel III treatment of mortgage servicing assets, certain deferred tax assets, and investments in the capital of unconsolidated financial institutions and minority interests, pending the banking agencies’ broader efforts, announced in September 2017, to simplify the regulatory capital rules that apply to banking organizations that are not subject to the advanced approaches capital rules.  Because the advanced approaches capital rules apply to banking organizations with more than $250 billion in assets or foreign bank subsidiaries with more than $10 billion in assets, the extension relief applies broadly to community, midsize, and regional banks, including the Corporation and FirstBank.

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

The tangible common equity ratio and tangible book value per common share are non-GAAP financial measures generally used by the financial community to evaluate capital adequacy. Tangible common equity is total equity less preferred equity, goodwill, core deposit intangibles, purchased credit card relationship assets and insurance customer relationship intangible assets. Tangible assets are total assets less goodwill, core deposit intangibles, purchased credit card relationship and insurance customer assets relationship assets intangible assets.  Refer to Basis of Presentation below for additional information.

     The following table is a reconciliation of the Corporation’s tangible common equity and tangible assets as of March 31, 2018 and December 31, 2017, respectively:

	March 31,	December 31,
(In thousands, except ratios and per share information)	2018	2017

Total equity - GAAP	$1,877,104	$1,869,097
Preferred equity	(36,104)	(36,104)
Goodwill	(28,098)	(28,098)
Purchased credit card relationship intangible	(7,426)	(8,000)
Core deposit intangible	(5,084)	(5,478)
Insurance customer relationship intangible	(737)	(775)
Tangible common equity	$1,799,655	$1,790,642

Total assets - GAAP	$12,200,386	$12,261,268
Goodwill	(28,098)	(28,098)
Purchased credit card relationship intangible	(7,426)	(8,000)
Core deposit intangible	(5,084)	(5,478)
Insurance customer relationship intangible	(737)	(775)
Tangible assets	$12,159,041	$12,218,917
Common shares outstanding	216,390	216,278

Tangible common equity ratio	14.80%	14.65%
Tangible book value per common share	$8.32	$8.28

The Banking Law of the Commonwealth of Puerto Rico requires that a minimum of 10% of FirstBank’s net income for the year be transferred to legal surplus until such surplus equals the total of paid-in-capital on common and preferred stock. Amounts transferred to the legal surplus account from the retained earnings account are not available for distribution to the Corporation, including for payment as dividends to the stockholders, without the prior consent of the Puerto Rico Commissioner of Financial Institutions. The Puerto Rico Banking Law provides that, when the expenditures of a Puerto Rico commercial bank are greater than receipts, the excess of the expenditures over receipts must be charged against the undistributed profits of the bank, and the balance, if any, must be charged against the legal surplus reserve, as a reduction thereof. If there is no legal surplus reserve sufficient to cover such balance, in whole or in part, the outstanding amount must be charged against the capital account and the Bank cannot pay dividends until it can replenish the legal surplus reserve to an amount of at least 20% of the original capital contributed. During the fourth quarter of 2017, $7.3 million was transferred to the legal surplus reserve. FirstBank’s legal surplus reserve, included as part of retained earnings in the Corporation’s consolidated statement of financial condition, amounted to $59.7 million as of March 31, 2018.  There were no transfers to the legal surplus reserve during the quarter ended March 31, 2018.

Off -Balance Sheet Arrangements

In the ordinary course of business, the Corporation engages in financial transactions that are not recorded on the balance sheet, or may be recorded on the balance sheet in amounts that are different from the full contract or notional amount of the transaction. These transactions are designed to (1) meet the financial needs of customers; (2) manage the Corporation’s credit, market or liquidity risks; (3) diversify the Corporation’s funding sources; and (4) optimize capital.

     As a provider of financial services, the Corporation routinely enters into commitments with off-balance-sheet risk to meet the financial needs of its customers. These financial instruments may include loan commitments and standby letters of credit. These commitments are subject to the same credit policies and approval processes used for on-balance-sheet instruments. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the statement of financial position. As of March 31, 2018, commitments to extend credit amounted to approximately $1.2 billion, of which $650.5 million related to credit card loans.  Commercial and financial standby letters of credit amounted to approximately $43.3 million.  Commitments to extend credit are agreements to lend to customers as long as the conditions established in the contract are met.

Contractual Obligations and Commitments

       The following table presents a detail of the maturities of the Corporation’s contractual obligations and commitments, which consist of CDs, long-term contractual debt obligations, commitments to sell mortgage loans and commitments to extend credit:

	Contractual Obligations and Commitments
	As of March 31, 2018
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
	(In thousands)

Contractual obligations:
Certificates of deposit	$3,390,239	$1,905,798	$1,106,492	$371,183	$6,766
Securities sold under agreements to repurchase (1)	200,000	-	-	200,000	-
Advances from FHLB	715,000	95,000	300,000	320,000	-
Other borrowings	184,150	-	-	-	184,150
Total contractual obligations	$4,489,389	$2,000,798	$1,406,492	$891,183	$190,916

Commitments to sell mortgage loans	$59,335

Standby letters of credit	$2,369

Commitments to extend credit:
Lines of credit	$1,103,190
Letters of credit	40,959
Construction undisbursed funds	70,433
Total commercial commitments	$1,214,582

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

The 12-month net interest income is forecasted assuming the March 31, 2018 interest rate curves remain constant. Then, net interest income is estimated under rising and falling rate scenarios. For the rising rate scenario, a gradual (ramp) parallel upward shift of the yield curve is assumed during the first 12 months (the “+200 ramp” scenario). Conversely, for the falling rate scenario, a gradual (ramp) parallel downward shift of the yield curve is assumed during the first 12 months (the “-200 ramp” scenario). However, given the current low levels of interest rates, a full downward shift of 200 basis points would represent an unrealistic scenario. Therefore, under the falling rate scenario, rates move downward up to 200 basis points, but without reaching zero. The resulting scenario shows interest rates close to zero in most cases, reflecting a flattening yield curve instead of a parallel downward scenario.

The Libor/Swap curve for March 2018, as compared to December 2017, reflected a 54 basis points increase in the short-term horizon, between 1 to 12 months, while market rates increased by 48 basis points in the medium term, that is, between 2 to 5 years. In the long-term, that is, over a 5-year-time horizon, market rates increased by 38 basis points, causing a more flattened yield curve. The U.S. Treasury curve in the short-term increased by 36 basis points and in the medium-term horizon increased by 39 basis points, as compared to the December 2017 end of month levels. The long-term horizon increased by 28 basis points as compared to December 2017 end-of-month levels.

The following table presents the results of the simulations as of March 31, 2018 and December 31, 2017. Consistent with prior years, these exclude non-cash changes in the fair value of derivatives:

	March 31, 2018				December 31, 2017
	Net Interest Income Risk				Net Interest Income Risk
	(Projected for the next 12 months)				(Projected for the next 12 months)
	Static Simulation		Growing Balance Sheet		Static Simulation		Growing Balance Sheet
(Dollars in millions)	Change	% Change	Change	% Change	Change	% Change	Change	% Change
+ 200 bps ramp	$18.2	3.54%	$18.1	3.41%	$18.0	3.55%	$17.5	3.42%
- 200 bps ramp	$(16.7)	(3.24)%	$(19.4)	(3.65)%	$(14.6)	(2.89)%	$(17.7)	(3.47)%

The Corporation continues to manage its balance sheet structure to control the overall interest rate risk. As of March 31, 2018, the simulations showed that the Corporation maintains an asset-sensitive position.  The Corporation has continued repositioning the balance sheet and improving the funding mix, driven by an increase in the average balance of non-interest bearing deposits and reductions in brokered certificates of deposits, short-term repurchase agreements and other borrowings.  The above-mentioned growth in non-interest bearing deposits, along with proceeds from US agency mortgage-backed securities and loan repayments, has helped the Corporation continue to maintain high liquidity levels.

Taking into consideration the above-mentioned facts for modeling purposes, the net interest income for the next 12 months under a non-static balance sheet scenario is estimated to increase by $18.1 million in the rising rate scenario when compared against the Corporation’s flat or unchanged interest rate forecast scenario. Under the falling rate, non-static scenario, the net interest income is estimated to decrease by $19.4 million.

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

     For detailed information regarding the volume of derivative activities (e.g., notional amounts), location and fair values of derivative instruments in the consolidated statement of financial condition and the amount of gains and losses reported in the consolidated statement of income, refer to Note 11 in the accompanying unaudited consolidated financial statements.

The following tables summarize the fair value changes in the Corporation’s derivatives as well as the sources of the fair values:
	Asset Derivatives	Liability Derivatives
	Quarter Ended	Quarter Ended
(In thousands)	March 31, 2018	March 31, 2018

Fair value of contracts outstanding at the beginning
of the period	$312	$(324)
Changes in fair value during the period	359	(411)
Fair value of contracts outstanding as of March 31, 2018	$671	$(735)

Sources of Fair Value

	Payment Due by Period
		Maturity 1-3 Years	Maturity 3-5 Years	Maturity in Excess of 5 Years	Total Fair Value
	Maturity
(In thousands)	Less Than One Year
As of March 31, 2018
Pricing from observable market inputs -
Asset Derivatives	$3	$668	$-	$-	$671
Pricing from observable market inputs -
Liability Derivatives	(67)	(668)	-	-	(735)
	$(64)	$-	$-	$-	$(64)

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

As of March 31, 2018 and December 31, 2017, all of the derivative instruments held by the Corporation were considered undesignated economic hedges.

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

Allowance for Loan and Lease Losses and Non-performing Assets

Allowance for Loan and Lease Losses

The allowance for loan and lease losses represents the estimate of the level of reserves appropriate to absorb inherent credit losses. The amount of the allowance is determined by empirical analysis and judgments regarding the quality of each individual loan portfolio. All known relevant internal and external factors that affect loan collectability are considered, including analyses of historical charge-off experience, migration patterns, changes in economic conditions, and changes in loan collateral values. For example, factors affecting the economies of Puerto Rico, Florida (USA), the United States Virgin Islands and the British Virgin Islands may contribute to delinquencies and defaults above the Corporation’s historical loan and lease losses. Such factors are subject to regular review and may change to reflect updated performance trends and expectations, particularly in times of severe stress. The process includes judgments and quantitative elements that may be subject to significant change.

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

Hurricanes Maria and Irma caused widespread property damage, flooding, power outages, and water and communication services interruptions, and severely disrupted normal economic activity in the affected areas.  Damages associated with these hurricane-related events have had and will continue to have significant short-term economic repercussions, both positive and negative, for the Corporation’s commercial and individual loan customers in the most severely affected parts of Puerto Rico and the Virgin Islands.  While these events have affected certain quality metrics, including higher non-performing assets, the hurricanes’ ultimate effect on loan collections is uncertain.  The methodologies used by the Corporation to determine the hurricane-related qualitative estimate and for the review of individual large commercial credits are discussed in detail in Note 1, “Nature of Business and Summary of Significant Accounting Policies,” in the audited consolidated financial statements for the year ended December 31, 2017, which are included in the Corporation’s 2017 Annual Report on Form 10-K.  With the ongoing collection of information on individual commercial customers and statistics on the consumer and residential loan portfolios, the loss estimate will be revised as needed.

The ratio of the allowance for loan and lease losses to total loans held for investment remained relatively flat at 2.60% as of March 31, 2018, compared to 2.62% as of December 31, 2017. The change for each portfolio follows:

•          The allowance to total loans ratio for the residential mortgage portfolio decreased from 1.79% as of December 31, 2017 to 1.73% as of March 31, 2018, primarily due to lower delinquency levels reflecting the effect of clients that resumed their payments after the expiration of the three-month payment deferral program.

•          The allowance to total loans ratio for the commercial mortgage portfolio increased from 3.00% as of December 31, 2017 to 3.25% as of March 31, 2018, driven by the effect of the downgrade of a $46.8 million loans in Florida.

•          The allowance to total loans for the C&I portfolio decreased from 2.35% as of December 31, 2017 to 2.31% as of March 31, 2018, reflecting the effect of a $3.8 million net loan loss reserve release related to revised estimates of the reserve associated with the effects of Hurricanes Maria and Irma, primarily due to updated assessments about the performance and repayment prospects of certain individually assessed commercial loans.

•          The allowance to total loans for the construction loan portfolio increased from 4.06% as of December 31, 2017 to 5.21% as of March 31, 2018, primarily due to the effect of the aforementioned transfer of loans to held for sale, including the transfer to held for sale of a $30.0 million construction loan in the Virgin Islands.

•          The allowance to total loans for the consumer loan portfolio decreased from 4.06% as of December 31, 2017 to 3.88% as of March 31, 2018, reflecting the effect of a $2.0 million release of the hurricane-related qualitative reserve resulting from payments received during the first quarter that reduced the balance of the consumer loan portfolio outstanding on the dates of the hurricanes.

The ratio of the total allowance to non-performing loans held for investment was 54.82% as of March 31, 2018 compared to 47.36% as of December 31, 2017, reflecting the effect of the aforementioned transfer to held for sale of non-performing commercial and construction loans totaling $57.2 million.

Substantially all of the Corporation’s loan portfolio is located within the boundaries of the U.S. economy. Whether the collateral is located in Puerto Rico, the U.S. and British Virgin Islands or the U.S. mainland (mainly in the state of Florida), the performance of the

Corporation’s loan portfolio and the value of the collateral supporting the transactions are dependent upon the performance of and conditions within each specific area’s real estate market. The real estate market in Puerto Rico experienced readjustments in value driven by the loss of income due to higher unemployment, reduced demand and general adverse economic conditions that were exacerbated by the effect of Hurricanes Maria and Irma. The Corporation sets adequate loan-to-value ratios following its regulatory and credit policy standards.

As shown in the following table, the allowance for loan and lease losses amounted to $225.9 million as of March 31, 2018, or 2.60% of total loans, compared with $231.8 million, or 2.62% of total loans, as of December 31, 2017. Refer to Provision for Loan and Lease Losses above for additional information.

	Quarter Ended March 31
(Dollars in thousands)	2018		2017

Allowance for loan and lease losses, beginning of period	$231,843		$205,603
Provision (release) for loan and lease losses:
Residential Mortgage (1)	447		9,271
Commercial Mortgage (2)	8,661		12,539
Commercial and Industrial (3)	656		(4,806)
Construction (4)	4,764		942
Consumer and Finance Leases (5)	6,016		7,496
Total provision for loan and lease losses (6)	20,544		25,442
Charge-offs
Residential Mortgage	(3,371)		(8,225)
Commercial Mortgage (7)	(6,810)		(1,362)
Commercial and Industrial (8)	(1,930)		(12,052)
Construction (9)	(5,177)		(63)
Consumer and Finance Leases	(12,072)		(11,192)
Total charge offs (10)	(29,360)		(32,894)
Recoveries:
Residential Mortgage	335		749
Commercial Mortgage	49		30
Commercial and Industrial	62		875
Construction	13		445
Consumer and Finance Leases	2,370		2,981
Total recoveries	2,829		5,080
Net Charge-Offs	(26,531)		(27,814)
Allowance for loan and lease losses, end of period	$225,856		$203,231

Allowance for loan and lease losses to period end total loans held for investment	2.60%		2.30%
Allowance for loan and lease losses, excluding the $62.1 million hurricane-related allowance, to period
end total loans held for investment (11)	1.88%		2.30%
Net charge-offs (annualized) to average loans outstanding during the period	1.21%		1.26%
Net charge-offs (annualized), excluding charge-offs of $9.7 million related to loans transferred to held for sale in the first quarter of 2018 and the charge-off of $10.7 million related to the sale of the
PREPA credit line in the first quarter of 2017, to average loans outstanding during the period (11)	0.77%		0.78%
Provision for loan and lease losses to net charge-offs during the period	0.77	x	0.91	x
Provision for loan and lease losses to net charge-offs during period, excluding the effect of the hurricane-related reserve release and loans transferred to held for sale in the first quarter of 2018,
and the effect of the sale of the PREPA credit line in the first quarter of 2017 (11)	1.26	x	1.46	x
____________________
(1)	Net of a $0.1 million net loan loss reserve release for the first quarter of 2018 associated with the effects of Hurricanes Maria and Irma.
(2)

Net of a $0.2 million net loan loss reserve release for the first quarter of 2018 associated with the revised estimates of the effects of Hurricanes Maria and Irma. Includes a provision of $1.1 million associated with $27.2 million in non-performing commercial mortgage loans transferred to held for sale in the first quarter of 2018.

(3)

Net of a $3.8 million net loan loss reserve release for the first quarter of 2018 associated with revised estimates of the effects of Hurricanes Maria and Irma. Includes a provision of $0.6 million associated with the sale of the PREPA credit line in the first quarter of 2017.

(4)

Net of a $0.2 million net loan loss reserve release for the first quarter of 2018 associated with the revised estimates of the effects of Hurricanes Maria and Irma. Includes a provision of $4.5 million associated with a $30.0 million non-performing construction loan transferred to held for sale in the first quarter of 2018.

(5)	Net of a $2.0 million net loan loss reserve release for the first quarter of 2018 associated with revised estimates of the effects of Hurricanes Maria and Irma.
(6)

Net of a $6.4 million net loan loss reserve release for the first quarter of 2018 associated with revised estimates of the effects of Hurricanes Maria and Irma. Includes a provision of $5.6 million associated with $57.2 million in non-performing loans transferred to held for sale in the first quarter of 2018. Includes a provision of $0.6 million associated with the sale of the PREPA credit line in the first quarter of 2017.

(7)	Includes charge-offs totaling $4.6 million associated with $27.2 million in non-performing commercial mortgage loans transferred to held for sale in the first quarter of 2018.
(8)	Includes a charge-off of $10.7 million associated with the sale of the PREPA credit line in the first quarter of 2017.
(9)	Includes a charge-off of $5.1 million associated with a $30.0 million non-performing construction loan transferred to held for sale in the first quarter of 2018.
(10)

Includes charge-offs totaling $9.7 million associated with $57.2 million in non-performing loans transferred to held for sale in the first quarter of 2018. Includes a charge-off of $10.7 million associated with the sale of the PREPA credit line in the first quarter of 2017.

(11)	Non-GAAP financial measures, refer to Basis of Presentation below for a reconciliation of these measures.

The following table sets forth information concerning the allocation of the allowance for loan and lease losses by loan category and the percentage of loan balances in each category to the total of such loans as of the dates indicated:

	As of		As of
	March 31, 2018		December 31, 2017
(In thousands)	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans

Residential mortgage loans	$56,386	37%	$58,975	37%
Commercial mortgage loans	50,393	18%	48,493	18%
Construction loans	4,122	1%	4,522	1%
Commercial and Industrial loans	47,659	24%	48,871	24%
Consumer loans and finance leases	67,296	20%	70,982	20%
	$225,856	100%	$231,843	100%

During the first quarter of 2018, the Corporation implemented enhancements to the methodology behind the calculation of the allowance for commercial loans, which includes, among others,  the following: (i) a revised procedure to determine the historical loss rates applicable for each commercial loan regulatory-based credit risk categories (i.e., pass, special mention, substandard and doubtful) that changed the previous blending of loss rates for loans risk-rated special mention, substandard and doubtful with an aggregation methodology whereas historical losses and portfolio balances of special mention loans are allocated to pass or substandard categories based on the historical proportion of the loans in this risk category that ultimate cured or resulted uncollectible;  (ii) a quarterly sensitivity analysis using actual historical loss rates for loans risk-rated pass, special mention and substandard to compare the results of such sensitivity to the calculated reserves under the revised procedure, and  (iii) establishment of sensitivity thresholds that could trigger further reviews and/or adjustments prior to reaching a conclusion as to the adequacy of the allowance for loan and lease losses for the Corporation’s commercial portfolios.

The comparison of the revised procedure with the sensitivity analysis resulted in an immaterial increase to the qualitative reserve for commercial mortgage loans that was recorded as of March 31, 2018. The Corporation engaged an independent third party to assess the allowance framework and the appropriateness of assumptions used in the analysis and expects such review to be completed during the second quarter of 2018.

The following table sets forth information concerning the composition of the Corporation's allowance for loan and lease losses as of March 31, 2018 and December 31, 2017 by loan category and by whether the allowance and related provisions were calculated individually or through a general valuation allowance.

As of March 31, 2018	Residential Mortgage Loans	Commercial Mortgage Loans			Consumer and Finance Leases
				Construction Loans
(Dollars in thousands)			C&I Loans			Total
Impaired loans without specific reserves:
Principal balance of loans, net of charge-offs	$94,817	$60,811	$24,712	$-	$2,653	$182,993
Impaired loans with specific reserves:
Principal balance of loans, net of charge-offs	322,793	101,315	95,066	12,067	32,046	563,287
Allowance for loan and lease losses	22,546	13,451	14,375	1,484	5,074	56,930
Allowance for loan and lease losses to principal
balance	6.98%	13.28%	15.12%	12.30%	15.83%	10.11%
PCI loans:
Carrying value of PCI loans	151,067	4,214	-	-	-	155,281
Allowance for PCI loans	10,873	378	-	-	-	11,251
Allowance for PCI loans to carrying value	7.20%	8.97%	-	-	-	7.25%

Loans with general allowance:
Principal balance of loans	2,699,191	1,386,163	1,941,995	67,083	1,699,897	7,794,329
Allowance for loan and lease losses	22,967	36,564	33,284	2,638	62,222	157,675
Allowance for loan and lease losses to principal
balance	0.85%	2.64%	1.71%	3.93%	3.66%	2.02%

Total loans held for investment:
Principal balance of loans	$3,267,868	$1,552,503	$2,061,773	$79,150	$1,734,596	$8,695,890
Allowance for loan and lease losses	56,386	50,393	47,659	4,122	67,296	225,856
Allowance for loan and lease losses to principal
balance (1)	1.73%	3.25%	2.31%	5.21%	3.88%	2.60%

	Residential Mortgage Loans	Commercial Mortgage Loans			Consumer and Finance Leases
				Construction Loans
(Dollars in thousands)			C&I Loans			Total

As of December 31, 2017
Impaired loans without specific reserves:
Principal balance of loans, net of charge-offs	$116,818	$65,100	$28,292	$48	$2,788	$213,046

Impaired loans with specific reserves:
Principal balance of loans, net of charge-offs	316,616	87,814	90,008	47,218	35,606	577,262
Allowance for loan and lease losses	22,086	9,783	12,359	2,017	5,165	51,410
Allowance for loan and lease losses to principal
balance	6.98%	11.14%	13.73%	4.27%	14.51%	8.91%

PCI loans:
Carrying value of PCI loans	153,991	4,183	-	-	-	158,174
Allowance for PCI loans	10,873	378	-	-	-	11,251
Allowance for PCI loans to carrying value	7.06%	9.04%	-	-	-	7.11%

Loans with general allowance:
Principal balance of loans	2,703,532	1,457,875	1,964,953	64,131	1,711,503	7,901,994
Allowance for loan and lease losses	26,016	38,332	36,512	2,505	65,817	169,182
Allowance for loan and lease losses to principal
balance	0.96%	2.63%	1.86%	3.91%	3.85%	2.14%

Total loans held for investment:
Principal balance of loans	$3,290,957	$1,614,972	$2,083,253	$111,397	$1,749,897	$8,850,476
Allowance for loan and lease losses	58,975	48,493	48,871	4,522	70,982	231,843
Allowance for loan and lease losses to principal
balance (1)	1.79%	3.00%	2.35%	4.06%	4.06%	2.62%

__________
(1)

Loans used in the denominator include PCI loans of $155.3 million and $158.2 million as of March 31, 2018 and December 31, 2017, respectively. However, the Corporation separately tracks and reports PCI loans and excludes these loans from the amounts of non-performing loans, impaired loans, TDRs and non-performing assets.

The following tables show the activity for impaired loans held for investment and the related specific reserve during the first quarter of 2018 and 2017:

		Quarter Ended
		March 31, 2018	March 31, 2017
		(In thousands)
	Impaired Loans:
	Balance at beginning of period	$790,308	$887,905
	Loans determined impaired during the period	61,408	19,628
	Charge-offs (1) (2)	(17,213)	(17,404)
	Loans sold, net of charge-offs	(4,121)	(53,245)
	Increases to existing impaired loans	6,998	541
	Foreclosures	(11,675)	(9,457)
	Loans no longer considered impaired	(1,507)	(892)
	Loans transferred to held for sale	(57,213)	-
	Paid in full or partial payments	(20,705)	(19,878)
	Balance at end of period	$746,280	$807,198

(1)	The first quarter of 2018 includes charge-offs totaling $9.7 million associated with the $57.2 million in non-performing loans transferred to held for sale.
(2)	The first quarter of 2017 includes a charge-off of $10.7 million related to the sale of the PREPA credit line.
		Quarter Ended
		(In thousands)
	Specific Reserve:
	Balance at beginning of period	$51,410	$64,421
	Provision for loan losses	22,702	19,294
	Net charge-offs	(17,183)	(17,404)
	Balance at end of period	$56,929	$66,311

In addition, as of March 31, 2018, the Corporation maintained a $0.6 million reserve for unfunded loan commitments, mainly related to outstanding commitments on floor plan revolving lines of credit. The reserve for unfunded loan commitments is an estimate of the losses inherent in off-balance sheet loan commitments to borrowers that are experiencing financial difficulties at the balance sheet date. The reserve for unfunded loan commitments is included as part of accounts payable and other liabilities in the consolidated statement of financial condition and any change to the reserve is included as part of other non-interest expenses in the consolidated statement of income.

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

Purchased Credit Impaired Loans — PCI loans were recorded at fair value at acquisition. Since the initial fair value of these loans included an estimate of credit losses expected to be realized over the remaining lives of the loans, the subsequent accounting for PCI loans differs from the accounting for non-PCI loans. Therefore, the Corporation separately tracks and reports PCI loans and excludes these from the amounts of non-performing loans, impaired loans, TDR loans, and non-performing assets.

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

Other Real Estate Owned

OREO acquired in settlement of loans is carried at the lower of cost (the carrying value of the loan) or fair value less estimated costs to sell off the real estate. Appraisals are obtained periodically, but generally, on an annual basis.

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

The following table presents non-performing assets as of the dates indicated:

	March 31,	December 31,
(Dollars in thousands)	2018	2017

Non-performing loans held for investment:
Residential mortgage	$171,380	$178,291
Commercial mortgage (1)	115,179	156,493
Commercial and Industrial	85,325	85,839
Construction (1)	16,236	52,113
Finance leases	1,801	1,237
Consumer	22,056	15,581
Total non-performing loans held for investment (1)	$411,977	$489,554
OREO	154,639	147,940
Other repossessed property	5,646	4,802
Total non-performing assets, excluding loans held for sale	$572,262	$642,296

Non-performing loans held for sale (1)	64,945	8,290
Total non-performing assets, including loans held for sale (2)(3)	$637,207	$650,586

Past due loans 90 days and still accruing (4)(5)	$163,045	$160,725
Non-performing assets to total assets	5.22%	5.31%
Non-performing loans held for investment to total loans held for investment	4.74%	5.53%
Allowance for loan and lease losses	$225,856	$231,843
Allowance to total non-performing loans held for investment (6)	54.82%	47.36%
Allowance to total non-performing loans held for investment,
excluding residential real estate loans (7)	93.87%	74.48%

___________
(1)

During the first quarter of 2018, the Corporation transferred $57.2 million (net of fair value write-downs of $9.7 million) in non-performing loans to held for sale. Loans transferred to held for sale consisted of a $30.0 million non-performing construction loan (net of a $5.1 million fair value write-down) and two non-performing commercial mortgage loans totaling $27.2 million (net of fair value write-downs of $4.6 million).

(2)

Purchased credit impaired loans accounted for under ASC 310-30 of $155.3 million and $158.2 million as of March 31, 2018 and December 31, 2017, respectively, are excluded and not considered non-performing due to the application of the accretion method, under which these loans will accrete interest income over the remaining life of the loans using estimated cash flow analysis.

(3)

Non-performing assets exclude $366.4 million and $374.7 million of TDR loans that were in compliance with the modified terms and in accrual status as of March 31, 2018 and December 31, 2017, respectively.

(4)

It is the Corporation's policy to report delinquent residential mortgage loans insured by the FHA or guaranteed by the VA as past-due loans 90 days and still accruing as opposed to non-performing loans since the principal repayment is insured. These balances include $30.6 million of residential mortgage loans insured by the FHA or guaranteed by the VA that are over 15 months delinquent, and are no longer accruing interest as of March 31, 2018.

(5)

Amounts include purchased credit impaired loans with individual delinquencies over 90 days and still accruing with a carrying value as of March 31, 2018 and December 31, 2017 of approximately $30.3 million and $29.3 million, respectively, primarily related to loans acquired from Doral Bank in the first quarter of 2015 and from Doral Financial in the second quarter of 2014.

(6)

The ratio of the allowance for loan and lease losses to non-performing loans held for investment, excluding the hurricane-related allowance, was 39.74% and 33.39% as of March 31, 2018 and December 31, 2017, respectively.

(7)

The ratio of the allowance for loan and lease losses to non-performing loans held for investment, excluding the residential real estate and the hurricane-related allowance, was 68.05% and 52.52% as of March 31, 2018 and December 31, 2017, respectively.

The following table shows non-performing assets by geographic segment:
	March 31,	December 31,
(Dollars in thousands)	2018	2017
Puerto Rico:
Non-performing loans held for investment:
Residential mortgage	$141,432	$147,852
Commercial mortgage (1)	89,575	128,232
Commercial and Industrial	78,913	79,809
Construction	14,458	14,506
Finance leases	1,801	1,237
Consumer	20,985	14,885
Total non-performing loans held for investment	347,164	386,521

OREO	146,128	140,063
Other repossessed property	5,501	4,723
Total non-performing assets, excluding loans held for sale	$498,793	$531,307
Non-performing loans held for sale (1)	34,945	8,290
Total non-performing assets, including loans held for sale (2)	$533,738	$539,597
Past due loans 90 days and still accruing (3)	$161,281	$151,724

Virgin Islands:
Non-performing loans held for investment:
Residential mortgage	$19,004	$22,110
Commercial mortgage	22,973	25,309
Commercial and Industrial	6,412	6,030
Construction (4)	1,778	37,607
Consumer	729	281
Total non-performing loans held for investment	50,896	91,337

OREO	7,015	6,306
Other repossessed property	32	26
Total non-performing assets, excluding loans held for sale	$57,943	$97,669
Non-performing loans held for sale (4)	30,000	-
Total non-performing assets, including loans held for sale	$87,943	$97,669
Past due loans 90 days and still accruing	$1,764	$9,001

United States:
Non-performing loans held for investment:
Residential mortgage	$10,944	$8,329
Commercial mortgage	2,631	2,952
Consumer	342	415
Total non-performing loans held for investment	13,917	11,696

OREO	1,496	1,571
Other repossessed property	113	53
Total non-performing assets	$15,526	$13,320
Past due loans 90 days and still accruing	$-	$-

(1)	During the first quarter of 2018, the Corporation transferred two non-performing commercial mortgage loans totaling $27.2 million (net of fair value write-downs of $4.6 million) to held for sale.
(2)

Purchased credit impaired loans accounted for under ASC 310-30 of $155.3 million and $158.2 million as of March 31, 2018 and December 31, 2017, respectively, are excluded and not considered non-performing due to the application of the accretion method, under which these loans will accrete interest income over the remaining life of the loans using estimated cash flow analysis.

(3)

Amount includes purchased credit impaired loans with individual delinquencies over 90 days and still accruing with a carrying value as of  March 31, 2018  and December 31, 2017 of approximately $30.3 million and $29.3 million, respectively, primarily related to loans acquired from Doral Bank in the first quarter of 2015 and  from Doral Financial in the second quarter of 2014.

(4)	During the first quarter of 2018, the Corporation transferred a $30.0 million non-performing construction loan (net of a $5.1 million fair value write-down) to held for sale.

     Total non-performing loans, including non-performing loans held for sale, were $476.9 million as of March 31, 2018. This represents a decrease of $20.9 million from $497.8 million as of December 31, 2017. The decrease in non-performing loans was primarily attributable to the charge-offs totaling $11.4 million taken on four commercial and construction loans, including $9.7 million associated with the aforementioned loans transferred to held-for-sale during the first quarter, and payments totaling $4.0 million received in the first quarter of 2018 that reduced the outstanding balance of non-performing commercial mortgage loans that were previously guaranteed by the TDF.

    Non-performing commercial mortgage loans, including loans held for sale, decreased by $14.1 million to $142.4 million as of March 31, 2018 from $156.5 million as of December 31, 2017. The decrease was primarily related to charge-offs totaling $6.3 million taken on three commercial mortgage loans in Puerto Rico, including $4.6 million related to $27.2 million in loans transferred to held for sale in the first quarter of 2018, the aforementioned payments totaling $4.0 million received in the first quarter that reduced the outstanding balance of non-performing commercial mortgage loans that were previously guaranteed by the TDF, and a $1.6 million loan brought current and restored to accrual status in the Virgin Islands.  Total inflows of non-performing commercial mortgage loans were $3.6 million during the first quarter of 2018 compared to $0.9 million for the same period in 2017.

     Non-performing C&I loans decreased by $0.5 million to $85.3 million as of March 31, 2018 from $85.8 million as of December 31, 2017. Total inflows of non-performing C&I loans were $2.8 million for the quarter ended March 31, 2018, compared to $1.4 million for the same quarter in 2017.

Non-performing construction loans, including non-performing construction loans held for sale, decreased by $6.4 million to $54.0 million as of March 31, 2018 from $60.4 million as of December 31, 2017, mainly due to the $5.1 million charge-off taken on the $30.0 million non-performing construction loan transferred to held for sale in the Virgin Islands, and a $0.6 million write-down to the fair value of another construction loan held for sale in Puerto Rico.  The inflows of non-performing construction loans during the first quarter of 2018 amounted to $0.2 million compared to inflows of $0.5 million for the same period in 2017.

The following tables present the activity of commercial and construction non-performing loans held for investment:

	Commercial Mortgage	Commercial & Industrial	Construction	Total
(In thousands)
Quarter ended March 31, 2018
Beginning balance	$156,493	$85,839	$52,113	294,445
Plus:
Additions to non-performing	3,568	2,772	196	6,536
Less:
Loans returned to accrual status	(3,151)	-	-	(3,151)
Non-performing loans transferred to OREO	(1,456)	(1,133)	(58)	(2,647)
Non-performing loans charged-off	(6,810)	(531)	(5,177)	(12,518)
Loan collections	(6,251)	(1,622)	(57)	(7,930)
Reclassification	-	-	(781)	(781)
Loans transferred to loans held for sale, net of charge-offs	(27,214)	-	(30,000)	(57,214)
Ending balance	$115,179	$85,325	$16,236	$216,740

	Commercial Mortgage	Commercial & Industrial	Construction	Total
(In thousands)
Quarter ended March 31, 2017
Beginning balance	$178,696	$146,599	$49,852	375,147
Plus:
Additions to non-performing	905	1,389	457	2,751
Less:
Loans returned to accrual status	(473)	(812)	-	(1,285)
Non-performing loans transferred to OREO	(531)	(457)	(162)	(1,150)
Non-performing loans charged-off	(1,107)	(11,975)	(60)	(13,142)
Loan collections	(2,829)	(3,527)	(1,619)	(7,975)
Reclassification	247	-	-	247
Non-performing loans sold, net of charge-off	-	(53,245)	-	(53,245)
Ending balance	$174,908	$77,972	$48,468	$301,348

The following tables present the activity of commercial and construction non-performing loans held for sale:

	Commercial Mortgage	Construction	Total
(In thousands)
Quarter ended March 31, 2018
Beginning balance	$-	$8,079	$8,079
Plus:
Loans transferred from held for investment	27,213	30,000	57,213
Less:
Lower of cost or market adjustment	-	(558)	(558)
Ending balance	$27,213	$37,521	$64,734

    Total non-performing commercial and construction loans, including non-performing loans held for sale, with a book value of $281.7 million as of March 31, 2018 are being carried (net of reserves and accumulated charge-offs) at 49.0% of unpaid principal balance.

Non-performing residential mortgage loans decreased by $6.9 million to $171.4 as of March 31, 2018 from $178.3 million as of December 31, 2017. The decrease was driven by loans transferred to the OREO portfolio, loans brought current, and charge-offs recorded during the first quarter, partially offset by inflows of loans that already had delinquent payments before the hurricanes and failed to resume their payments after the expiration of the three-month payments deferral programs.

The following table presents the activity of residential non-performing loans held for investment:

	Quarters Ended
(In thousands)	March 31, 2018	March 31, 2017

Beginning balance	$178,291	$160,867
Plus:
Additions to non-performing	26,961	22,848
Less:
Loans returned to accrual status	(19,121)	(12,150)
Non-performing loans transferred to OREO	(10,129)	(9,551)
Non-performing loans charged-off	(2,800)	(4,452)
Loan collections	(2,603)	(2,422)
Reclassification	781	(247)
Ending balance	$171,380	$154,893

The amount of non-performing consumer loans, including finance leases, increased by $7.0 million during the first quarter of 2018 to $23.9 million compared to $16.8 million as of December 31, 2017.  The increase was mainly related to inflows of loans that already had delinquent payments before the hurricanes and failed to resume their payments after the expiration of the three-month payment deferral program.  The inflows of non-performing consumer loans during the first quarter of 2018 were $16.3 million, an increase of $8.5 million, compared to inflows of $7.8 million for the same period in 2017.

As of March 31, 2018, approximately $83.3 million of the loans placed in non-accrual status, mainly commercial loans, were current, or had delinquencies of less than 90 days in their interest payments, including $53.2 million of TDRs maintained in nonaccrual status until the restructured loans meet the criteria of sustained payment performance under the revised terms for reinstatement to accrual status and there is no doubt about full collectability. Collections on these loans are being recorded on a cash basis through earnings, or on a cost-recovery basis, as conditions warrant.

     During the quarter ended March 31, 2018, interest income of approximately $1.5 million related to non-performing loans with a carrying value of $281.9 million as of March 31, 2018, mainly non-performing construction and commercial loans, was applied against the related principal balances under the cost-recovery method.

As of March 31, 2018, approximately $74.6 million, or 18.1% of total non-performing loans held for investment have been charged-off to their net realizable value and no specific reserve was allocated as shown in the following table:

(Dollars in thousands)	Residential Mortgage Loans	Commercial Mortgage Loans	C&I Loans	Construction Loans	Consumer and Finance Leases	Total
As of March 31, 2018
Non-performing loans held for investment
charged-off to realizable value	$56,696	$13,816	$3,305	$-	$811	$74,628
Other non-performing loans held
for investment	114,684	101,363	82,020	16,236	23,046	337,349
Total non-performing loans held
for investment	$171,380	$115,179	$85,325	$16,236	$23,857	$411,977

Allowance to non-performing loans held for
investments	32.90%	43.75%	55.86%	25.39%	282.08%	54.82%
Allowance to non-performing loans held for
investments, excluding non-performing loans
charged-off to realizable value	49.17%	49.72%	58.11%	25.39%	292.01%	66.95%

As of December 31, 2017
Non-performing loans held for investment
charged-off to realizable value	$76,668	$60,680	$6,872	$48	$843	$145,111
Other non-performing loans held
for investment	101,623	95,813	78,967	52,065	15,975	344,443
Total non-performing loans held
for investment	$178,291	$156,493	$85,839	$52,113	$16,818	$489,554

Allowance to non-performing loans held for
investments	33.08%	30.99%	56.93%	8.68%	422.06%	47.36%
Allowance to non-performing loans held for
investments, excluding non-performing loans
charged-off to realizable value	58.03%	50.61%	61.89%	8.69%	444.33%	67.31%

Total loans in early delinquency (i.e., 30-89 days past due loans, as defined in regulatory report instructions) amounted to $202.5 million as of March 31, 2018, a decrease of $42.2 million compared to $244.7 million as of December 31, 2017.  The variances by major portfolio categories follow:

•         Consumer loans in early delinquency decreased in the first quarter by $44.5 million to $66.7 million as of March 31, 2018 from $111.2 million as of December 31, 2017, and residential mortgage loans in early delinquency decreased in the first quarter by $46.4 million to $69.5 million as of March 31, 2018 from $115.9 million as of December 31, 2017. These variances reflect a combination of clients that resumed their payments after the expiration of the three-month payment deferral programs and loans classified as non-performing during the first quarter.  When compared to pre-hurricane levels, consumer loans in early delinquency decreased by $16.2 million to $66.7 million as of March 31, 2018 from $82.9 million as of June 30, 2017, and residential mortgage loans in early delinquency decreased by $35.2 million to $69.5 million as of March 31, 2018 from $104.7 million as of June 30, 2017.

•         Commercial and construction loans in early delinquency increased in the first quarter by $48.7 million to $66.4 million as of March 31, 2018 from $17.7 million as of December 31, 2017, primarily related to the aforementioned $46.8 million commercial mortgage loan adversely classified in the Florida region during the first quarter of 2018.  When compared to pre-hurricane levels, commercial and construction loans in early delinquency increased by $60.4 million to $66.4 million as of March 31, 2018 from $6.0 million as of June 30, 2017.

The Corporation provides homeownership preservation assistance to its customers through a loss mitigation program in Puerto Rico that is similar to the U.S. government’s Home Affordable Modification Program guidelines. Depending upon the nature of borrowers’ financial condition, restructurings or loan modifications through this program as well as other restructurings of individual commercial, commercial mortgage, construction, and residential mortgage loans fit the definition of a TDR. A restructuring of a debt constitutes a TDR if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. Modifications involve changes in one or more of the loan terms that bring a defaulted loan current and provide sustainable affordability. Changes may include, among others, the extension of the maturity of the loan and modifications of the loan rate. Refer to Note 7, “Loans Held for Investment,” to the accompanying consolidated financial statements for additional information and statistics about the Corporation’s TDR loans.

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

The following table provides a breakdown between the accrual and nonaccrual TDRs:

(In thousands)	As of March 31, 2018
	Accrual	Non-accrual (1)(2)	Total TDRs

Non-FHA/VA Residential Mortgage loans	$272,659	$77,321	$349,980
Commercial Mortgage loans	24,010	61,824	85,834
Commercial and Industrial loans	43,251	53,014	96,265
Construction loans (2)	1,197	5,398	6,595
Consumer loans - Auto	14,082	6,729	20,811
Finance leases	1,653	223	1,876
Consumer loans - Other	9,570	1,445	11,015
Total Troubled Debt Restructurings	$366,422	$205,954	$572,376

(1)

Included in non-accrual loans are $53.2 million in loans that were performing under the terms of the restructuring agreement but are reported in non-accrual status until the restructured loans meet the criteria of sustained payment performance under the revised terms for reinstatement to accrual status and are deemed fully collectible.

(2)	Excludes a $30.0 million non-performing construction loans transferred to held for sale during the first quarter of 2018.

The OREO portfolio, which is part of non-performing assets, increased by $6.7 million to $154.7 million as of March 31, 2018 from $147.9 million as of December 31, 2017. The following tables show the composition of the OREO portfolio as of March 31, 2018 and December 31, 2017, as well as the activity during the quarter ended March 31, 2018 of the OREO portfolio by geographic region:

OREO Composition by Region

(In thousands)	As of March 31, 2018
	Puerto Rico	Virgin Islands	Florida	Consolidated
Residential	$57,652	$1,223	$1,365	$60,240
Commercial	78,853	4,926	132	83,911
Construction	9,623	865	-	10,488
	$146,128	$7,014	$1,497	$154,639

(In thousands)	As of December 31, 2017
	Puerto Rico	Virgin Islands	Florida	Consolidated
Residential	$52,427	$514	$1,440	$54,381
Commercial	77,812	4,927	132	82,871
Construction	9,823	865	-	10,688
	$140,062	$6,306	$1,572	$147,940

OREO Activity by Region

(In thousands)	As of March 31, 2018
	Puerto Rico	Virgin Islands	Florida	Consolidated
Beginning Balance	$140,062	$6,306	$1,572	$147,940
Additions	15,073	708	85	15,866
Sales	(8,103)	-	(160)	(8,263)
Fair value adjustments	(904)	-	-	(904)
Ending Balance	$146,128	$7,014	$1,497	$154,639

Net Charge-offs and Total Credit Losses

Net charge-offs totaled $26.5 million for the first quarter of 2018, or 1.21% of average loans on an annualized basis, compared to $27.8 million, or 1.26% of average loans for the same period in 2017.  Net charge-offs for the first quarter of 2018 included charge-offs totaling $9.7 million associated with the $57.2 million in non-performing commercial and construction loans transferred to held for sale.  For the first quarter of 2017, net charge-offs included a $10.7 million charge-off related to the sale of the PREPA credit line.  Excluding the charge offs related to the loans transferred to held for sale in the first quarter of 2018 and the charge-off related to the sale of the PREPA credit line, total adjusted net charge-offs for the first quarter of 2018 were $16.9 million, or 0.77% of average loans on an annualized basis, compared to adjusted net charge-offs of $17.1 million, 0.78% of average loans for the first quarter of 2017.

 Commercial mortgage loans net charge-offs in the first quarter of 2018 were $6.8 million, or an annualized 1.69% of average commercial mortgage loans, compared to $1.3 million, or an annualized 0.33% of average loans, for the first quarter of 2017.  Commercial mortgage loans net charge-offs for the first quarter of 2018 included $4.6 million associated with $27.2 million in non-performing loans transferred to held for sale.  Excluding the effect of the loans transferred to held for sale, adjusted commercial mortgage loans net charge-offs for the first quarter of 2018 were $2.2 million.  The increase, as compared to the first quarter of 2017, was primarily related to a commercial relationship in Puerto Rico.

 Construction loans net charge-offs in the first quarter of 2018 were $5.2 million, or an annualized 17.37% of related average loans, compared to net recoveries of $0.4 million for the first quarter of 2017. The variance was primarily related to the $5.1 million charge-off recorded on the $30.0 million non-performing loan transferred to held for sale in the Virgin Islands.

Commercial and industrial loans net charge-offs in the first quarter of 2018 totaled $1.9 million, or an annualized 0.36% of related average loans, compared to $11.2 million, or an annualized 2.07%, for the first quarter of 2017.   For the first quarter of 2017, commercial and industrial net charge-offs included a $10.7 million charge-off related to the sale of the PREPA credit line.

Residential mortgage loans net charge-offs in the first quarter of 2018 were $3.0 million, or an annualized 0.38% of related average loans, compared to $7.5 million, or an annualized 0.92% of related average loans, for the first quarter of 2017. Approximately $2.4  million in charge-offs for the first quarter of 2018 resulted from valuations for impairment purposes of residential mortgage loans considered homogeneous given high delinquency and loan-to-value levels, compared to $3.7 million for the first quarter of 2017. Net charge-offs on residential mortgage loans also included $0.7 million related to foreclosures, compared to $3.0 million in the first quarter of 2017.

Net charge-offs of consumer loans and finance leases in the first quarter of 2018 were $9.7 million, or an annualized 2.22% of related average loans, compared to $8.2 million, or an annualized 1.92% of average loans, in the first quarter of 2017.  The increase primarily reflects the effect of the loan loss recovery of $1.2 million recorded in the first quarter of 2017 on the sale of certain credit card loans that had been fully charged off in prior periods.

The following table presents annualized net charge-offs to average loans held-in-portfolio:

	Quarter Ended
	March 31, 2018	March 31, 2017

Residential mortgage	0.38%	0.92%
Commercial mortgage (1)	1.69%	0.33%
Commercial and industrial (2)	0.36%	2.07%
Construction (3) (4)	17.37%	(1.17)%
Consumer and finance leases	2.22%	1.92%
Total loans (5) (6)	1.21%	1.26%
_______________
(1)

Includes net charge-offs totaling $4.6 million associated with $27.2 million in non-performing commercial mortgage loans transferred to held for sale in the first quarter of 2018. The ratio of commercial mortgage net charge-offs to average loans, excluding the charge-offs associated with commercial mortgage loans transferred to held for sale, was 0.55% for the first quarter of 2018.

(2)

Includes a charge-off of $10.7 million associated with the sale of the PREPA credit line in the first quarter of 2017. The ratio of commercial and industrial net charge-offs to average loans, excluding the charge-off associated with the sale of the PREPA credit line, was 0.08% for the first quarter of 2017.

(3)

Includes a charge-off of $5.1 million associated with a $30.0 million non-performing construction loan transferred to held for sale in the first quarter of 2018. The ratio of construction net charge-offs to average loans, excluding the charge-off associated with the construction loan transferred to held for sale, was 0.22% for the first quarter of 2018.

(4)	For the first quarter of 2017, recoveries in construction loans exceeded charge-offs.
(5)

Includes net charge-offs totaling $9.7 million associated with $57.2 million in non-performing loans transferred to held for sale in the first quarter of 2018. The ratio of total loans net charge-offs to average loans, excluding charge-offs associated with loans transferred to held for sale, was 0.77% for the first quarter of 2018.

(6)

Includes a charge-off of $10.7 million associated with the sale of the PREPA credit line in the first quarter of 2017. The ratio of total net charge-offs to average loans, excluding the charge-off associated with the sale of the PREPA credit line, was 0.78% in the first quarter of 2017.

The following table presents net charge-offs (or recoveries) to average loans held in various portfolios by geographic segment:

	Quarter Ended
	March 31,	March 31,
	2018	2017
PUERTO RICO:
Residential mortgage	0.43%	1.19%
Commercial mortgage (1)	2.45%	0.46%
Commercial and Industrial (2)	0.52%	2.86%
Construction	0.62%	0.52%
Consumer and finance leases	2.25%	1.96%
Total loans (3)	1.25%	1.62%
VIRGIN ISLANDS:
Residential mortgage	0.73%	0.10%
Commercial mortgage (4)	(0.15)%	(0.11)%
Commercial and Industrial (5)	(0.01)%	-%
Construction (6) (7)	46.90%	(3.90)%
Consumer and finance leases	2.55%	1.19%
Total loans (8) (9)	4.01%	(0.15)%
FLORIDA:
Residential mortgage	-%	0.11%
Commercial mortgage (10)	(0.01)%	(0.01)%
Commercial and Industrial	0.05%	-%
Construction (11)	(0.20)%	(0.12)%
Consumer and finance leases	1.30%	1.43%
Total loans	0.06%	0.09%

(1) Includes charge-offs totaling $4.6 million associated with $27.2 million in non-performing commercial mortgage loans transferred to held for sale in the first quarter of 2018. The ratio of commercial mortgage net-charge offs to average loans in Puerto Rico, excluding the charge-offs associated with commercial mortgage loans transferred to held for sale was 0.80% for  the first quarter of 2018.

(2) Includes the charge-off of $10.7 million associated with the sale of the PREPA credit line in the first quarter of 2017. The ratio of commercial and industrial net charge-offs to average loans in Puerto Rico, excluding the charge-off associated with the sale of the PREPA credit line, was 0.12%.

(3) Includes charge-offs totaling $4.6 million associated with $27.2 million in non-performing loans transferred to held for sale in the first quarter of 2018. The ratio of total loans net charge-offs to average loans in Puerto Rico, excluding charge-offs associated with loans transferred to held for sale, was 0.97% for the first quarter of 2018.

(4) For the first quarter of 2018 and 2017, recoveries in commercial mortgage loans in the Virgin Islands exceeded charge-offs.
(5) For the first quarter of 2018, recoveries in commercial and industrial loans in the Virgin Islands exceeded charge-offs.

(6) Includes a charge-off of $5.1 million associated with a $30.0 million non-performing construction loan transferred to held for sale in the first quarter of 2018. The ratio of construction net charge-offs to average loans in the Virgin Islands, excluding the charge-off associated with the construction loans transferred to held for sale, was 0.00% for the first quarter of 2018.

(7) For the first quarter of 2017, recoveries in construction loans in the Virgin Islands exceeded charge-offs.

(8) Includes the charge-off of $5.1 million associated with the $30.0 million non-performing loan transferred to held for sale in the Virgin Islands in the first quarter of 2018. The ratio of total loans net charge-offs to average loans in the Virgin Islands, excluding charge-offs associated with the loan transferred to held for sale, was 0.52% for the first quarter of 2018.

(9) For the first quarter of 2017, recoveries in total loans in the Virgin Islands exceeded charge-offs.
(10) For the first quarter of 2018 and 2017, recoveries in commercial mortgage loans in Florida exceeded charge-offs.
(11) For the first quarter of 2018 and 2017, recoveries in construction loans in Florida exceeded charge-offs.

The above ratios are based on annualized charge-offs and are not necessarily indicative of the results expected for the entire year or in subsequent periods.

Total credit losses (equal to net charge-offs plus losses on OREO operations) for the first quarter of 2018 amounted to $26.7 million, or a loss rate of 1.20% on an annualized basis to average loans and repossessed assets, compared to credit losses of $31.9 million, or a loss rate of 1.59% on an annualized basis, for the same period in 2017.

The following table presents information about of the OREO inventory and credit losses for the periods indicated:

	Quarter Ended
	March 31,
(Dollars in thousands)	2018	2017

OREO
OREO balances, carrying value:
Residential	$60,240	$50,683
Commercial	83,911	76,208
Construction	10,488	10,893
Total	$154,639	$137,784

OREO activity (number of properties):
Beginning property inventory	708	626
Properties acquired	130	114
Properties disposed	(83)	(69)
Ending property inventory	755	671

Average holding period (in days)
Residential	416	333
Commercial	1,092	881
Construction	1,473	1,150
	855	701
OREO operations gain (loss) :
Market adjustments and gain (losses) on sale:
Residential	$179	$(1,388)
Commercial	(175)	(3,383)
Construction	(163)	793
	(159)	(3,978)
Other OREO operations expenses	(31)	(97)
Net Loss on OREO operations	$(190)	$(4,075)

CHARGE-OFFS
Residential charge offs, net	(3,036)	(7,476)
Commercial charge offs, net	(8,629)	(12,509)
Construction charge offs, net	(5,164)	382
Consumer and finance leases charge-offs, net	(9,702)	(8,211)
Total charge-offs, net	(26,531)	(27,814)
TOTAL CREDIT LOSSES (1)	$(26,721)	$(31,889)

LOSS RATIO PER CATEGORY (2):
Residential	0.35%	1.07%
Commercial	0.93%	1.66%
Construction	16.31%	-3.28%
Consumer	2.22%	1.91%
TOTAL CREDIT LOSS RATIO (3)	1.20%	1.59%
________
(1)	Equal to Net Loss on OREO operations plus charge-offs, net.
(2)	Calculated as net charge-offs plus market adjustments and gains (losses) on sale of OREO divided by average loans and repossessed assets.
(3)	Calculated as net charge-offs plus net loss on OREO operations divided by average loans and repossessed assets.

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

Concentration Risk

The Corporation conducts its operations in a geographically concentrated area, as its main market is Puerto Rico. However, the Corporation has diversified its geographical risk, as evidenced by its operations in the Virgin Islands and in Florida. Of the total gross loan portfolio held for investment of $8.7 billion as of March 31, 2018, credit risk concentration was approximately 75% in Puerto Rico, 19% in the United States (mainly in the state of Florida) and 6% in the Virgin Islands.

Update to the Puerto Rico Fiscal Situation

Economy Indicators and Projections

A significant portion of our financial activities and credit exposure is concentrated in the Commonwealth of Puerto Rico, which has been in an economic recession since 2006, that has been exacerbated by the effects of Hurricanes Irma and Maria in 2017.  The New Fiscal Plan certified by the PROMESA oversight board, projects a contraction in the Puerto Rico’s gross national product (“GNP”) of 13.2% for fiscal year 2018, followed by projected growths of 5.9% and 1.6% for fiscal years 2019 and 2020, respectively. Such projected growth was based on an assumption that over $62 billion of disaster relief funding will enter the economy of Puerto Rico from federal and private sources. Of the total disaster relief funding of $62 billion, approximately $35 billion is estimated to be used for public assistance, $19 billion for individual assistance, and $8 billion will be used for private and business insurance pay outs. Meanwhile, the GDB Economic Activity Index (the “GDB-EAI”) in December 2017 was 104.9, a 13.9% reduction compared to March 2017, and a decrease of 13.3% compared to August 2017. The GDB-EAI is a coincident index of economic activity for Puerto Rico made up of four indicators (non-farm payroll employment, electric power generation, cement sales and gasoline consumption).  The New Fiscal Plan projects that the hurricanes will create a spike in inflation of 2.0% in fiscal year 2018, with subsequent average increases of about 1.8.

5% over the next six years, until fiscal year 2023.  The seasonally adjusted unemployment rate in Puerto Rico was 10.9% in December 2017, compared to 12.4% in December 2016.

GDB liquidation plan

On July 14, 2017, the PROMESA oversight board authorized the GDB to pursue the restructuring of its debts under Title VI of PROMESA and conditionally certified the GDB’s Restructuring Support Agreement (“RSA”) under the relevant provisions of Title VI.  The PROMESA oversight board’s decision was in response to a request from Puerto Rico’s Fiscal Agency and Financial Advisory Authority, dated June 30, 2017, in which the agency noted that the proposed restructuring, along with certain related settlements contemplated by the RSA, will result in an efficient wind down of GDB’s operations and a comprehensive financial restructuring of GDB’s obligations. The RSA provides for the organized and consensual restructuring of a substantial portion of the

GDB’s liabilities, including the GDB public bonds, deposit claims by municipalities and certain non-public entities, and claims under certain GDB-issued letters of credit and guarantees (“Participating Bond Claims”). In exchange for releasing the GDB from liability relating to these claims, the claim-holders will receive new bonds to be issued by a new entity.

On April 20, 2018, the PROMESA oversight board approved the new GDB fiscal plan. The new GDB fiscal plan authorizes the recently amended terms of the GDB’s Restructuring Support Agreement (“RSA”). It also paves the way for the GDB’s operational wind-down, provides for a simplified transaction structure, and ensures equal treatment of creditors. It also offers municipalities offset rights against their deposit claims.

New Fiscal Plan

On April 19, 2018, the PROMESA oversight board’s twelfth public meeting took place. In that meeting, the PROMESA oversight board approved the Commonwealth of Puerto Rico New Fiscal Plan (the “New Fiscal Plan”). The New Fiscal Plan uses a six-year horizon and projects a six-year cumulative decline in population of 12%. In addition, the New Fiscal Plan established an annual emergency reserve of $130 million for 10 years. As mentioned above, it also assumes $62 billion in disaster relief funding. The New Fiscal Plan include a series of structural reforms in areas, such as: (i) human capital and labor, (ii) ease of doing business, (iii) power sector reform, and (iv) infrastructure reform.  The plan also proposes fiscal measures projected to drive $12.3 billion in increased revenues and reduced expenditures through fiscal year 2023, and up to $142 billion in fiscal benefits over a 30-year period.  These fiscal measures include areas, such as: (i) tax compliance and incentives, (ii) governmental rightsizing, (iii) healthcare reform, (iv) reduction of appropriations, (v) comprehensive pension reform, and (vi) fiscal controls, budgeting, procurement practices and accountability.

Exposure to Puerto Rico Government

As of March 31, 2018, the Corporation had $213.4 million of direct exposure to the Puerto Rico government, its municipalities and public corporations, compared to $214.5 million as of December 31, 2017. As of March 31, 2018, approximately $183.5 million of the exposure consisted of loans and obligations of municipalities in Puerto Rico that are supported by assigned property tax revenues and for which, in most cases, the good faith, credit and unlimited taxing power of the applicable municipality have been pledged to their repayment, compared to $184.6 million as of December 31, 2017.  Approximately 73% of the Corporation’s municipality exposure consisted primarily of senior priority obligations concentrated in three of the largest municipalities in Puerto Rico. These municipalities are required by law to levy special property taxes in such amounts as are required for the payment of all of their respective general obligation bonds and notes. The PROMESA oversight board has not designated any of the Commonwealth’s 78 municipalities as covered entities under PROMESA.  However, while the recent fiscal plan approved by the PROMESA oversight board did not contemplate a restructuring of the debt of Puerto Rico’s municipalities, the plan did call for the gradual elimination of budgetary subsidies provided to municipalities. Furthermore, municipalities are also likely to be affected by the negative economic and other effects resulting from expense, revenue or cash management measures taken to address the Puerto Rico government’s fiscal and liquidity shortfalls, as well as measures included in fiscal plans of other government entities.  In addition to municipalities, the total direct exposure also included a $6.7 million loan to a unit of the central government, and a $15.0 million loan to an affiliate of PREPA.  The Corporation’s total direct exposure also included obligations of the Puerto Rico government, specifically bonds of the Puerto Rico Housing Finance Authority, at an amortized cost of $8.1 million as part of its available-for-sale investment securities portfolio recorded on its books at a fair value of $6.8 million as of March 31, 2018.

The following table details the Corporation’s total direct exposure to the Puerto Rico Government according to their maturities:

	As of March 31, 2018
	Investment
	Portfolio		Total
	(Amortized cost)	Loans	Exposure

(In thousands)
Central Government:
After 1 to 5 years	$-	$6,739	$6,739
Total Central Government	-	6,739	6,739

Puerto Rico Housing Finance Authority:
After 5 to 10 years	4,052	-	4,052
After 10 years	4,035	-	4,035
Total Puerto Rico Housing Finance Authority	8,087	-	8,087

Public Corporations:
Affiliate of the Puerto Rico Electric Power Authority:
After 1 to 5 years	-	14,984	14,984
Total Public Corporations	-	14,984	14,984

Municipalities:
After 1 to 5 years	3,712	33,056	36,768
After 5 to 10 years	39,523	-	39,523
After 10 years	107,251	-	107,251
Total Municipalities	150,486	33,056	183,542
Total Direct Government Exposure	$158,573	$54,779	$213,352

Furthermore, as of March 31, 2018, the Corporation had three loans granted to the hotel industry in Puerto Rico that were previously guaranteed by the TDF with an outstanding principal balance of $116.2 million (book value $61.6 million), compared to $120.2 million outstanding (book value of $70.8 million) as of December 31, 2017. Historically, the borrower and the operations of the underlying collateral of these loans have been the primary sources of repayment and the TDF, which is a subsidiary of the GDB, provided a secondary guarantee for payment performance. As part of agreements executed in the second quarter of 2017 and first quarter of 2018, the TDF paid $7.6 million and $4.0 million, respectively, to honor a portion of its guarantee on these loans.  As provided in the agreements, the cash payments received by the Corporation released the TDF from its liability as a guarantor of these loans. All three of the commercial mortgage loans previously guaranteed by the TDF have been classified as non-performing and impaired since the first quarter of 2016, and interest payments have been applied against principal since then. Approximately $5.2 million of interest payments received on loans previously guaranteed by the TDF since late March 2016 have been applied against principal. In addition, the GDB agreed to issue to the Bank a fixed income financial instrument pursuant to the GDB’s Restructuring Support Agreement approved by the PROMESA oversight board. During the first quarter of 2018, two of these three commercial mortgage loans, with an aggregate outstanding principal balance of $50.4 million (book value of $27.2 million) were transferred to held for sale.

In addition, the Corporation had $115.9 million in exposure to residential mortgage loans that are guaranteed by the Puerto Rico Housing Finance Authority. Residential mortgage loans guaranteed by the Puerto Rico Housing Finance Authority are secured by the underlying properties and the guarantees serve to cover shortfalls in collateral in the event of a borrower default. The Puerto Rico government guarantees up to $75 million of the principal under the mortgage loan insurance program. According to the most recently released audited financial statements of the Puerto Rico Housing Finance Authority, as of June 30, 2015, the Puerto Rico Housing Finance Authority’s mortgage loans insurance program covered loans in aggregate of approximately $552 million. The regulations adopted by the Puerto Rico Housing Finance Authority require the establishment of adequate reserves to guarantee the solvency of the mortgage loan insurance fund. As of June 30, 2015, the most recent date as to which information is available, the Puerto Rico Housing Finance Authority had a restricted net position for such purposes of approximately $77.4 million.

As of March 31, 2018, the Corporation had $541.4 million of public sector deposits in Puerto Rico, compared to $490.3 million as of December 31, 2017. Approximately 24% is from municipalities and municipal agencies in Puerto Rico and 76% is from public corporations and the central government and agencies in Puerto Rico.

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

To the extent that the fiscal condition of the USVI government continues to deteriorate, the U.S. Congress or the government of the USVI may enact legislation allowing for the restructuring of the financial obligations of the USVI government entities or imposing a stay on creditor remedies, including by making PROMESA applicable to the USVI.

As of March 31, 2018, the Corporation had $76.7 million in loans to USVI government instrumentalities and public corporations, compared to $70.4 million as of December 31, 2017. Of the amount outstanding as of March 31, 2018, public corporations of the USVI owed approximately $53.5 million and an independent instrumentality of the USVI government owned approximately $23.2 million.  As of March 31, 2018, all loans were currently performing and up to date on principal and interest payments.

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

Basis of Presentation

The Corporation has included in this Form 10-Q the following financial measures that are not recognized under GAAP, which are referred to as non-GAAP financial measures:

1.       Net interest income, interest rate spread, and net interest margin are reported excluding the changes in the fair value of derivative instruments and on a tax-equivalent basis in order to provide to investors additional information about the Corporation’s net interest income that management uses and believes should facilitate comparability and analysis. The changes in the fair value of derivative instruments have no effect on interest due or interest earned on interest-bearing liabilities or interest-earning assets, respectively. The tax-equivalent adjustment to net interest income recognizes the income tax savings when comparing taxable and tax-exempt assets and assumes a marginal income tax rate. Income from tax-exempt earning assets is increased by an amount equivalent to the taxes that would have been paid if this income had been taxable at statutory rates. Management believes that it is a standard practice in the banking industry to present net interest income, interest rate spread, and net interest margin on a fully tax-equivalent basis. This adjustment puts all earning assets, most notably tax-exempt securities and tax-exempt loans, on a common basis that facilitates comparison of results to the results of peers. Refer to Net Interest Income above for the table that reconciles the non-GAAP financial measure “net interest income excluding fair value changes and on a tax-equivalent basis” with net interest income calculated and presented in accordance with GAAP.  The table also reconciles the non-GAAP financial measures “net interest spread and margin excluding fair value changes and on a tax-equivalent basis” with net interest spread and margin calculated and presented in accordance with GAAP.

2.       The tangible common equity ratio and tangible book value per common share are non-GAAP financial measures generally used by the financial community to evaluate capital adequacy. Tangible common equity is total equity less preferred equity, goodwill, core deposit intangibles, and other intangibles, such as the purchased credit card relationship intangible asset and the insurance customer relationship intangible asset. Tangible assets are total assets less goodwill, core deposit intangibles, and other intangibles, such as the purchased credit card relationship intangible asset and the insurance customer relationship intangible asset. Management and many stock analysts use the tangible common equity ratio and tangible book value per common share in conjunction with more traditional bank capital ratios to compare the capital adequacy of banking organizations with significant amounts of goodwill or other intangible assets, typically stemming from the use of the purchase method of accounting for mergers and acquisitions. Accordingly, the Corporation believes that disclosures of these financial measures may be useful also to investors.  Neither tangible common equity nor tangible assets, or the related measures, should be considered in isolation or as a substitute for stockholders’ equity, total assets, or any other measure calculated in accordance with GAAP. Moreover, the manner in which the Corporation calculates its tangible common equity, tangible assets, and any other related measures may differ from that of other companies reporting measures with similar names. Refer to Risk Management – Capital above for a reconciliation of the Corporation’s tangible common equity and tangible assets.

3.       Adjusted provision for loan and lease losses, adjusted net charge-offs and the ratios of adjusted net charge-offs to average loans, adjusted provision for loan and lease losses to net charge-offs, and the adjusted allowance to total loans held for investment are non-GAAP financial measures that exclude the effects related to: (a) a $6.4 million net loan loss reserve release recorded in the first quarter of 2018 in connection with revised estimates of the reserve associated with the effects of Hurricanes Maria and Irma, (b) a $5.6 million charge to the provision associated with commercial and construction loans transferred to held for sale in the first quarter of 2018, and (c) the effect related to the sale of the Corporation’s participation in the PREPA line of credit in the first quarter of 2017.  Management believes that this information helps investors understand the adjusted measures without regard to items that are not expected to reoccur with any regularity or may reoccur at uncertain times and in uncertain amounts on reported results and facilitates comparisons with prior periods.

4.       Adjusted non-interest income excludes the effect of the $2.3 million gain on the repurchase and cancellation of trust preferred securities in the first quarter of 2018 and the effect of $12.2 million in other-than-temporary impairment charges on debt securities recorded in the first quarter of 2017. Management believes that the exclusion from non-interest income of items that are not expected to reoccur with any regularity or may reoccur at uncertain times or in uncertain amounts facilitates comparisons with prior periods, and provides an alternate presentation of the Corporation’s performance.

5.       Adjusted non-interest expenses reflect the exclusion of hurricane-related expenses of $1.6 million associated with the effects of Hurricanes Irma and Maria in the first quarter of 2018, and the exclusion of costs of $0.3 million associated with a secondary offering of the Corporation’s common stock by certain of the existing stockholders in the first quarter of 2017. Management believes that adjustments to non-interest expenses of items that are above normal or recurring levels, are not expected to reoccur with any regularity or may reoccur at uncertain times and in uncertain amounts facilitate comparisons with prior periods, and provide an alternate presentation of the Corporation’s performance.

6.       Adjusted net income that reflects the effect of the $13.2 million tax benefit recorded in the first quarter of 2017 related to the change in tax status of certain subsidiaries from taxable corporations to limited liability companies, and the effect of all the items mentioned above and their tax related impacts as follows:

•         Tax expense of $2.5 million in the first quarter of 2018 related to the net loan loss reserve release resulting from the revised estimates of the reserves associated with the effects of Hurricanes Maria and Irma (calculated based on the statutory tax rate of 39%).

•         Tax benefit of $2.2 million in the first quarter of 2018 related to the charges to the provision for loan and lease losses recorded in connection with the $57.2 million in loans transferred to held for sale (calculated based on the statutory tax rate of 39%).

•         Tax benefit of $0.6 million in the first quarter of 2018 related to hurricane-related costs (calculated based on the statutory tax rate of 39%).

•         Tax benefit of $0.2 million in the first quarter of 2017 related to the charge to the provision for loan and lease losses in connection with the sale of the Corporation’s participation in the PREPA credit line (calculated based on the statutory tax rate of 39%).

•         No tax expense/benefit was recorded for the gain on repurchase and cancellation of trust preferred securities and for costs related to the secondary offering that was recorded at the holding company level in the first quarter of 2018 and the first quarter of 2017, respectively.

•         No tax benefit was recognized for the OTTI charges recorded in the first quarter of 2017 on tax-exempt bonds of the GDB and the Puerto Rico Public Buildings Authority.

Management believes that adjustments to net income of items that are not reflective of core operating performance, are not expected to reoccur with any regularity or may reoccur at uncertain times and in uncertain amounts facilitate comparisons with prior periods, and provide an alternate presentation of the Corporation’s performance.

The Corporation uses these non-GAAP financial measures, and believes that these non-GAAP financial measures enhance the ability of analysts and investors to analyze trends in the Corporation’s business and understand the performance of the Corporation. In addition, the Corporation may utilize these non-GAAP financial measures as a guide in its budgeting and long-term planning process. Any analysis of these non-GAAP financial measures should be used only in conjunction with results presented in accordance with GAAP.

Refer to Overview of Results of Operations above for the reconciliation of the non-GAAP financial measure “adjusted net income,” to the GAAP financial measures. The following tables reconcile the non-GAAP financial measures “adjusted net charge-offs,” “adjusted net charge-offs to average loans ratio,” “adjusted provision for loan and lease losses,” “adjusted provision for loan and lease losses to adjusted net charge-offs,” “adjusted allowance for loan and lease losses to total loans held for investment,” “adjusted non-interest income,” and “adjusted non-interest expenses,” to the GAAP financial measures for the first quarter of 2018 and 2017:

2018 First Quarter	As reported (GAAP)		Loans Transferred to Held for Sale		Storm-related Allowance	Storm-related Expenses and Related Adjustments	Repurchase and Cancellation of Trust Preferred Securities	Adjusted (Non-GAAP)
(Dollars in thousands)
Total net-charge offs (1)	$26,531		$(9,673)		$-	$-	$-	$16,858
Total net charge-offs to average loans	1.21%							0.77%
Commercial mortgage	6,761		(4,573)		-	-	-	2,188
Commercial mortgage net charge-offs average loans	1.69%							0.55%
Construction	5,164		(5,100)		-	-	-	64
Construction net charge-offs to average loans	17.37%							0.22%
Provision for loan and lease losses	$20,544		$(5,645)		$6,407	$-	$-	$21,306
Residential mortgage	447		-		136	-	-	583
Commercial mortgage	8,661		(1,105)		245	-	-	7,801
Commercial and industrial	656		-		3,822	-	-	4,478
Construction	4,764		(4,540)		161	-	-	385
Consumer	6,016		-		2,043	-	-	8,059
Non-interest income	$22,784		$-		$-	$-	$(2,316)	$20,468
Gain on early extinguishment of debt	2,316		-		-	-	(2,316)	-
Non-interest expenses	$86,027	$		$		$(1,596)	$-	$84,431
Employees' compensation and benefits	40,684		-		-	(5)	-	40,679
Occupancy and equipment	15,105		-		-	(1,549)	-	13,556
Business promotion	2,576		-		-	(31)	-	2,545
__________________
(1) Net charge-offs percentages annualized

2017 First Quarter	As reported (GAAP)		Sale of PREPA Credit Line		Secondary Offering Costs	OTTI on Debt Securities	Adjusted (Non-GAAP)
(Dollars in thousands)
Total net-charge offs (1)	$27,814		$(10,734)		$-	$-	$17,080
Total net charge-offs to average loans	1.26%						0.78%
Commercial and Industrial	11,177		(10,734)		-	-	443
Commercial and industrial net charge-offs average loans	2.07%						0.08%
Provision for loan and lease losses	$25,442		$(569)		$-	$-	$24,873
Commercial and industrial	(4,806)		(569)		-	-	(5,375)
Non-interest income	$8,243		$-		$-	$12,231	$20,474
(Loss) gain on investments and impairments	(12,231)		-		-	12,231	-
Non-interest expenses	$87,882	$			$(274)	$-	$87,608
Professional fees	10,956		-		(254)	-	10,702
Business promotion	3,281		-		(20)	-	3,261
__________________
(1) Net charge-offs percentages annualized

     The following tables reconcile the ratios of provision for loan and lease losses to net charge-offs, net charge-offs to average loans, and allowance for loan and lease losses to total loans held for investment for the first quarter of 2018 and 2017 to the Non-GAAP financial measure "adjusted provision for loan and lease losses to net charge-offs," "adjusted net charge-offs to average loans," and "adjusted allowance for loan and lease losses to total loans held for investment" for the first quarter of 2018 and 2017:

	Provision for Loan and Lease Losses to Net Charge-Offs
	and Net Charge-Offs to Average Loans
	(GAAP to Non-GAAP reconciliation)
	Quarter Ended March 31, 2018
	Provision for Loan	Net Charge-Offs
(In thousands)	and Lease Losses

Provision for loan and lease losses and net charge-offs (GAAP)	$20,544	$26,531
Less special items:
Loans transferred to held for sale	(5,645)	(9,673)
Storm-related reserve release/(charge) to the provision for loan and lease losses	6,407	-
Provision for loan and lease losses and net charge-offs, excluding special items (Non-GAAP)	$21,306	$16,858

Average Loans	$8,778,968

Provision for loan and lease losses to net charge-offs (GAAP)	77.43%
Provision for loan and lease losses to net charge-offs, excluding special items (Non-GAAP)	126.39%
Net charge-offs to average loans (GAAP)	1.21%
Net charge-offs to average loans, excluding special items (Non-GAAP)	0.77%

	Provision for Loan and Lease Losses to Net Charge-Offs
	and Net Charge-Offs to Average Loans
	(GAAP to Non-GAAP reconciliation)
	Quarter Ended March 31, 2017
	Provision for Loan	Net Charge-Offs
(In thousands)	and Lease Losses

Provision for loan and lease losses and net charge-offs (GAAP)	$25,442	$27,814
Less special items:
Sale of the PREPA credit line	(569)	(10,734)
Provision for loan and lease losses and net charge-offs, excluding special items (Non-GAAP)	$24,873	$17,080

Average Loans	$8,862,271

Provision for loan and lease losses to net charge-offs (GAAP)	91.47%
Provision for loan and lease losses to net charge-offs, excluding special items (Non-GAAP)	145.63%
Net charge-offs to average loans (GAAP)	1.26%
Net charge-offs to average loans, excluding special items (Non-GAAP)	0.78%

	Allowance for Loan and Lease Losses to Total Loans Held for Investment (GAAP to Non-GAAP reconciliation)		Allowance for Loan and Lease Losses to Total Loans Held for Investment (GAAP to Non-GAAP reconciliation)

	As of March 31, 2018		As of December 31, 2017
(In thousands)	Allowance for Loan and Lease Losses	Total Loans Held for Investment	Allowance for Loan and Lease Losses	Total Loans Held for Investment

Allowance for Loan and Lease Losses and Total Loans Held for Investment (GAAP)	$225,856	$8,695,890	$231,843	$8,850,476
Less Special items:
Storm-related allowance for loan and lease losses	(62,136)	-	(68,543)	-
Allowance for Loan and Lease Losses and Total Loans Held for Investment,
excluding special items (Non-GAAP)	$163,720	$8,695,890	$163,300	$8,850,476

Allowance for Loan and Lease Losses to Total Loans Held for Investment (GAAP)	2.60%		2.62%
Allowance for Loan and Lease Losses to Total Loans Held for Investment,
excluding special items (Non-GAAP)	1.88%		1.85%

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding market risk to which the Corporation is exposed, see the information contained in “Part I – Item 2 -“Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management.”

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Control and Procedures

First BanCorp.’s management evaluated the effectiveness of the design and operation of First BanCorp.’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2018. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to ensure timely decisions regarding required disclosures. During the evaluation of disclosure controls and procedures and our internal control over financial reporting as of December 31, 2017, which was conducted during the preparation of our financial statements that were included in our Annual Report on Form 10-K for the year ended December 31, 2017, management identified a material weakness in internal control over financial reporting relating to management’s review and approval of the appropriateness of certain assumptions used to estimate the allowance for loan losses for commercial loans. As a result, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2017, our disclosure controls and procedures and our internal control over financial reporting were ineffective. Upon identification of the material weakness and under the direction of our Chief Executive Officer and Chief Financial Officer, we developed a plan to remediate the material weakness.

As of March 31, 2018, and as described under Status of Remediation of Material Weakness in Internal Control Over Financial Reporting below, the material weakness has not being fully remediated. As a result, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2018, our disclosure controls and procedures were not effective. Notwithstanding the aforementioned material weakness, management has taken additional steps to assure the accuracy of our allowance for loan losses for commercial loans as of March 31, 2018, and has concluded that the financial statements included in this report fairly present, in all material respects, our financial condition for the periods presented in conformity with generally accepted accounting principles.

Internal Control over Financial Reporting

There have been no changes to the Corporation’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting, other than as described below under the caption “Status of Remediation of Material Weakness in Internal Control Over Financial Reporting.”

Status of Remediation of Material Weakness in Internal Control Over Financial Reporting

As previously described in Part II, Item 9A of our 2017 Form 10-K, we began implementing a remediation plan to address the control deficiency that led to the material weakness mentioned above. The remediation plan includes the following:

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

The Corporation implemented enhancements to the methodology and internal controls behind the calculation of the allowance for commercial loans that were in place and operating during the first quarter of 2018, which includes, among others, the following: (i) a revised procedure to determine the historical loss rates applicable for each commercial loan regulatory-based credit risk category (i.e., pass, special mention, substandard and doubtful) that changed the previous blending of loss rates for loans risk-rated special mention, substandard and doubtful to an aggregation methodology under which historical losses and portfolio balances of special mention loans are allocated to pass or substandard categories based on the historical proportion of the loans in this risk category that are ultimately cured or resulted uncollectible; and (ii) the implementation of a quarterly sensitivity analysis and establishment of sensitivity thresholds as described in the Remediation Plan.

In addition, the Corporation engaged an independent third party to assess the allowance framework and the appropriateness of assumptions used in the analysis and expects such review to be completed during the second quarter of 2018.

Management believes that the new procedures and controls discussed above will appropriately remediate the material weakness; however, the effectiveness of the controls has not been fully tested by management. The Corporation expects to remediate the material weakness during 2018 subsequent to the completion of the independent third party assessment and when, in the opinion of our management, the revised control processes have been operating on a satisfactory basis for a sufficient period of time and have been independently validated by management.

The remediation and ultimate resolution of the material weakness will be reviewed with the Audit Committee of the Corporation’s Board of Directors.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    Not applicable.

 ITEM 1A.  RISK FACTORS

The Corporation’s business, operating results and/or the market price of our common and preferred stock may be significantly affected by a number of factors.  For a detailed discussion of certain risk factors that could affect the Corporation’s future operations, financial condition or results for future periods see the risk factors in Item 1A, “Risk Factors,” in the Corporation’s 2017 Annual Report on Form 10-K.  These factors could also cause actual results to differ materially from historical results or the results contemplated by the forward-looking statements contained in this report.  Also refer to the discussion in “Part I – Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report for additional information that may supplement or update the discussion of  risk factors in the Corporation’s 2017 Form 10-K.

  There have been no other material changes from those risk factors previously disclosed in Item 1A, “Risk Factors,“ of Part I of the Corporation’s 2017 Form 10-K.  Additional risks and uncertainties that are not currently known to the Corporation or are currently deemed by the Corporation to be immaterial also may materially adversely affect the Corporation’s business, financial condition or results of operations.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

a)       Not applicable.

b)       Not applicable

c)       Purchase of equity securities by the issuer and affiliated purchases. The following table provides information relating to the Corporation’s purchases of shares of its common stock in the first quarter of 2018.

Period	Total number of shares purchased (1)	Average price paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under These Plans or Programs

January 2018	26,346	$5.48	-	-
February 2018	15,497	6.02	-	-
March 2018	341,244	6.44	-	-
Total	383,087	$6.35	-	-

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

             Not applicable.

ITEM 4.  MINE SAFETY DISCLOSURES

              Not applicable.

ITEM 5.  OTHER INFORMATION

           Not applicable.

ITEM 6.  EXHIBITS

See the Exhibit Index below:

Exhibit Index

10.1 – Form of First BanCorp Long-Term Incentive Award Agreement.

31.1 – CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 - CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 - CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 - CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1- Interactive Data File (Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018, furnished in XBRL (eXtensible Business Reporting Language)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized:

First BanCorp.
Registrant

Date: May 10, 2018	By:	/s/ Aurelio Alemán
Aurelio Alemán
President and Chief Executive Officer

Date: May 10, 2018	By:	/s/ Orlando Berges
Orlando Berges
Executive Vice President and Chief Financial Officer