Form 10-Q
period 2018-06-30
FIRST BANCORP /PR/
filed 2018-08-09
CIK 1057706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

____________

FORM 10-Q

(Mark One)

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Common stock: 217,183,977 shares outstanding as of July 31, 2018.

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

•    uncertainty as to the ultimate outcomes of actions taken, or those that may be taken, by the Puerto Rico government, or the oversight board established by the Puerto Rico Oversight, Management, and Economic Stability Act (“PROMESA”) to address Puerto Rico’s financial problems, including the filing of a form of bankruptcy under Title III of PROMESA, which provides a court debt restructuring process similar to U.S. bankruptcy protection, and the effects of measures included in the Puerto Rico government fiscal plan, or any revisions to it, on our clients and loan portfolios;

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

FIRST BANCORP.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	June 30, 2018	December 31, 2017
(In thousands, except for share information)
ASSETS
Cash and due from banks	$790,809	$705,980
Money market investments:
Time deposits with other financial institutions	300	3,126
Other short-term investments	97,290	7,289
Total money market investments	97,590	10,415

Investment securities available for sale, at fair value:
Securities pledged that can be repledged	241,378	350,123
Other investment securities	1,794,632	1,540,893
Total investment securities available for sale	2,036,010	1,891,016

Investment securities held to maturity, at amortized cost:
Securities pledged that can be repledged	-	-
Other investment securities	150,486	150,627
Total investment securities held to maturity, fair value of $135,430 (2017- $131,032)	150,486	150,627

Other investment securities	43,400	43,119
Loans, net of allowance for loan and lease losses of $222,035
(2017 - $231,843)	8,418,256	8,618,633
Loans held for sale, at lower of cost or market	80,815	32,980
Total loans, net	8,499,071	8,651,613

Premises and equipment, net	144,507	141,895
Other real estate owned	143,355	147,940
Accrued interest receivable on loans and investments	47,171	57,172
Other assets	432,463	461,491
Total assets	$12,384,862	$12,261,268

LIABILITIES
Non-interest-bearing deposits	$2,317,149	$1,833,665
Interest-bearing deposits	6,900,934	7,188,966
Total deposits	9,218,083	9,022,631

Securities sold under agreements to repurchase	200,000	300,000
Advances from the Federal Home Loan Bank (FHLB)	715,000	715,000
Other borrowings	184,150	208,635
Accounts payable and other liabilities	165,950	145,905
Total liabilities	10,483,183	10,392,171

STOCKHOLDERSʼ EQUITY
Preferred stock, authorized, 50,000,000 shares:
Non-cumulative Perpetual Monthly Income Preferred Stock: issued 22,004,000
shares, outstanding 1,444,146 shares, aggregate liquidation value of $36,104	36,104	36,104
Common stock, $0.10 par value, authorized, 2,000,000,000 shares;
issued, 221,724,062 shares (2017 - 220,382,343 shares issued)	22,172	22,038
Less: Treasury stock (at par value)	(453)	(410)
Common stock outstanding, 217,185,449 shares outstanding (2017 - 216,278,040
shares outstanding)	21,719	21,628
Additional paid-in capital	937,919	936,772
Retained earnings, includes legal surplus reserve of $59,693	958,044	895,208
Accumulated other comprehensive loss, net of tax of $7,752	(52,107)	(20,615)
Total stockholdersʼ equity	1,901,679	1,869,097
Total liabilities and stockholdersʼ equity	$12,384,862	$12,261,268

The accompanying notes are an integral part of these statements.

FIRST BANCORP.

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
	Quarter Ended		Six-Month Period Ended
	June 30,		June 30,
	2018	2017	2018	2017
(In thousands, except per share information)
Interest and dividend income:
Loans	$137,538	$132,697	$270,713	$264,139
Investment securities	14,732	13,950	28,719	27,252
Money market investments and interest-bearing cash accounts	3,363	727	5,619	1,211
Total interest income	155,633	147,374	305,051	292,602
Interest expense:
Deposits	16,974	16,348	33,945	32,320
Securities sold under agreements to repurchase	2,543	2,765	4,840	5,388
Advances from FHLB	3,410	2,292	6,782	4,414
Other borrowings	2,235	2,065	4,320	4,027
Total interest expense	25,162	23,470	49,887	46,149
Net interest income	130,471	123,904	255,164	246,453
Provision for loan and lease losses	19,536	18,096	40,080	43,538
Net interest income after provision for loan and lease losses	110,935	105,808	215,084	202,915
Non-interest income:
Service charges and fees on deposit accounts	5,344	5,803	10,432	11,593
Mortgage banking activities	4,835	4,846	9,000	8,462
Net gain on sale of investments	-	371	-	371
Other-than-temporary impairment (“OTTI”) losses on available-for-sale debt securities:
Total OTTI losses	-	-	-	(12,231)
Portion of OTTI recognized in other comprehensive income (“OCI”)	-	-	-	-
Net impairment losses on available-for-sale debt securities	-	-	-	(12,231)
Gain on early extinguishment of debt	-	-	2,316	-
Insurance commission income	1,780	1,855	5,135	5,442
Other non-interest income	8,513	7,674	16,373	15,155
Total non-interest income	20,472	20,549	43,256	28,792
Non-interest expenses:
Employees' compensation and benefits	39,555	38,409	80,239	77,062
Occupancy and equipment	13,746	13,759	28,851	27,847
Business promotion	4,016	3,192	6,592	6,473
Professional fees	10,193	11,800	20,253	22,756
Taxes, other than income taxes	3,637	3,745	7,493	7,421
Insurance and supervisory fees	3,701	4,855	7,556	9,764
Net loss on other real estate owned (“OREO”) and OREO operations	5,655	3,369	5,845	7,445
Credit and debit card processing expenses	3,766	3,566	7,303	6,397
Communications	1,582	1,628	3,064	3,171
Other non-interest expenses	4,365	4,746	9,047	8,615
Total non-interest expenses	90,216	89,069	176,243	176,951
Income before income taxes	41,191	37,288	82,097	54,756
Income tax expense	(10,159)	(9,290)	(17,917)	(1,217)
Net income	$31,032	$27,998	$64,180	$53,539
Net income attributable to common stockholders	$30,363	$27,329	$62,842	$52,201

Net income per common share:
Basic	$0.14	$0.13	$0.29	$0.24
Diluted	$0.14	$0.13	$0.29	$0.24
Dividends declared per common share	$-	$-	$-	$-

The accompanying notes are an integral part of these statements.

FIRST BANCORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Quarter Ended		Six-Month Period Ended
	June 30,		June 30,
	2018	2017	2018	2017
(In thousands)
Net income	$31,032	$27,998	$64,180	$53,539
Amount reclassified out of accumulated other comprehensive
loss per Accounting Standards Update (“ASU”) 2016-01	-	-	6	-
Other comprehensive (loss) income:
Unrealized (loss) gain on debt securities on which an
OTTI has been recognized	(294)	1,127	202	(1,803)
Reduction of non-credit OTTI component on securities sold	-	5,678	-	5,678
Reclassification adjustments for net gain included in net income	-	(371)	-	(371)
Reclassification adjustment for other-than-temporary impairment
on debt securities included in net income	-	-	-	12,231
All other unrealized holding (losses) gains on available-for-sale
securities arising during the period	(7,151)	2,631	(31,700)	4,026
Other comprehensive (loss) income for the period	(7,445)	9,065	(31,492)	19,761
Total comprehensive income	$23,587	$37,063	$32,688	$73,300

The accompanying notes are an integral part of these statements.

FIRST BANCORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six-Month Period Ended
	June 30,	June 30,
	2018	2017
(In thousands)
Cash flows from operating activities:
Net income	$64,180	$53,539
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,686	8,230
Amortization of intangible assets	1,868	2,242
Provision for loan and lease losses	40,080	43,538
Deferred income tax expense	11,479	728
Stock-based compensation	3,983	3,599
Gain on sale of investments	-	(371)
OTTI on debt securities	-	12,231
Unrealized loss (gain) on derivative instruments	103	(307)
Gain on early extinguishment of debt	(2,316)	-
Net gain on sales of premises and equipment and other assets	(840)	(133)
Net gain on sales of loans	(2,921)	(3,696)
Net amortization/accretion of premiums, discounts and deferred loan fees and costs	(3,937)	(4,235)
Originations and purchases of loans held for sale	(160,584)	(182,678)
Sales and repayments of loans held for sale	173,977	188,890
Loans held for sale valuation adjustments	558	-
Amortization of broker placement fees	676	1,007
Net amortization/accretion of premium and discounts on investment securities	1,090	40
Decrease in accrued interest receivable	9,948	10
Increase in accrued interest payable	115	567
Decrease in other assets	11,536	4,225
Increase in other liabilities	1,591	4,148
Net cash provided by operating activities	158,272	131,574
Cash flows from investing activities:
Principal collected on loans	1,282,545	1,362,537
Loans originated and purchased	(1,217,117)	(1,498,967)
Proceeds from sales of loans held for investment	33,709	53,245
Proceeds from sales of repossessed assets	24,484	20,999
Proceeds from sales of available-for-sale securities	-	23,408
Purchases of available-for-sale securities	(352,576)	(12,440)
Proceeds from principal repayments and maturities of available-for-sale securities	174,574	119,664
Proceeds from principal repayments of held-to-maturity securities	141	141
Additions to premises and equipment	(10,305)	(5,269)
Proceeds from sale of premises and equipment and other assets	1,857	1,109
Net redemptions/purchase of other investment securities	132	(80)
Proceeds from the settlement of insurance claims	5,118	-
Net cash (used in) provided by investing activities	(57,438)	64,347
Cash flows from financing activities:
Net increase (decrease) in deposits	196,687	(64,810)
Repayment of securities sold under agreements to repurchase	(100,000)	-
Net FHLB advances proceeds	-	5,000
Repayment of junior subordinated debentures	(21,434)	-
Repurchase of outstanding common stock	(2,745)	(1,894)
Dividends paid on preferred stock	(1,338)	(1,338)
Net cash provided by (used in) financing activities	71,170	(63,042)
Net increase in cash and cash equivalents	172,004	132,879
Cash and cash equivalents at beginning of period	716,395	299,685
Cash and cash equivalents at end of period	$888,399	$432,564
Cash and cash equivalents include:
Cash and due from banks	$790,809	$422,150
Money market instruments	97,590	10,414
	$888,399	$432,564
The accompanying notes are an integral part of these statements.

FIRST BANCORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)
	Six-Month Period Ended
	June 30,	June 30,
	2018	2017
(In thousands)

Preferred Stock	$36,104	$36,104

Common Stock outstanding:
Balance at beginning of period	21,628	21,745
Common stock issued as compensation	27	27
Common stock issued for exercised warrants	73	-
Common stock withheld for taxes	(42)	(33)
Restricted stock grants	34	95
Restricted stock forfeited	(1)	(238)
Balance at end of period	21,719	21,596

Additional Paid-In-Capital:
Balance at beginning of period	936,772	931,856
Stock-based compensation	3,983	3,599
Common stock issued for exercised warrants	(73)	-
Common stock withheld for taxes	(2,703)	(1,861)
Restricted stock grants	(34)	(95)
Common stock issued as compensation	(27)	(27)
Restricted stock forfeited	1	238
Balance at end of period	937,919	933,710

Retained Earnings:
Balance at beginning of period	895,208	830,928
Net income	64,180	53,539
Dividends on preferred stock	(1,338)	(1,338)
Amount reclassified from accumulated other comprehensive loss per ASU 2016-1	(6)	-
Balance at end of period	958,044	883,129
Accumulated Other Comprehensive Income (Loss), net of tax:
Balance at beginning of period	(20,615)	(34,390)
Other comprehensive (loss) income, net of tax	(31,492)	19,761
Balance at end of period	(52,107)	(14,629)

Total stockholdersʼ equity	$1,901,679	$1,859,910

The accompanying notes are an integral part of these statements.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The Consolidated Financial Statements (unaudited) of First BanCorp. (the “Corporation”) have been prepared in conformity with the accounting policies stated in the Corporation’s Audited Consolidated Financial Statements included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Annual Report on Form 10-K”). Certain information and note disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted from these statements pursuant to the rules and regulations of the SEC and, accordingly, these financial statements should be read  in conjunction with the Audited Consolidated Financial Statements of the Corporation for the year ended December 31, 2017, which are included in the 2017 Annual Report on Form 10-K. All adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the statement of financial position, results of operations and cash flows for the interim periods have been reflected. All significant intercompany accounts and transactions have been eliminated in consolidation.

The results of operations for the quarter and six-month period ended June 30, 2018 are not necessarily indicative of the results to be expected for the entire year.

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

The Corporation has identified service charges on deposits and related cash management services, insurance commissions, merchant-related income, and card interchange income as its most significant revenue streams within the scope of the standard.  For the revenue streams that were found in scope, management reviewed in detail its most significant contracts with corresponding customers. The adoption of this guidance did not have a material effect on the Corporation’s consolidated financial statements. However, additional disclosures required by the standard have been included in Note 23 – Revenue from Contracts with Customers, to the Corporation’s consolidated financial statements.

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

Statement of Cash Flows Presentation – Restricted Cash

In August 2016 and November 2016, the FASB updated the Codification to provide specific guidance on the classification and presentation of certain cash payments and cash receipts, including changes in restricted cash, in the statement of cash flows. This guidance is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The amendments in this update must be applied using a retrospective transition method to each period presented. The Corporation adopted the provisions of this guidance during the first quarter of 2018 without any material effect on the Corporation’s consolidated financial statements.

Income Tax Effect of Intra-Entity Transfers of Assets

In October 2016, the FASB updated the Codification to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. With this update, entities are required to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Under prior GAAP, the recognition of current and deferred income taxes for an intra-entity asset transfer was prohibited until the assets are sold to an outside party. This Update does not include new disclosure requirements; however, existing disclosure requirements might be applicable when accounting for the current and deferred income taxes for an intra-entity transfer of an asset other than inventory. For example, GAAP requires an entity to disclose a comparison of income tax expense (benefit) with statutory expectations (a rate reconciliation for public entities or a description of the nature of each significant reconciling item for nonpublic entities) and also requires an entity to disclose the types of temporary differences and carryforwards that give rise to a significant portion of deferred income taxes. The Corporation adopted the provisions of this guidance during the first quarter of 2018 without any effect on the Corporation’s consolidated financial statements.

Clarifying what Changes Qualify as a Modification of a Share-Based Payment Award

In May 2017, the FASB updated the codification to reduce the cost and complexity when applying ASC Topic 718, “Compensation – Stock Compensation” (“ASC Topic 718”), and standardize the practice of applying ASC Topic 718 to financial reporting. ASC Topic 718 prescribes the accounting treatment of a modification in the terms or conditions of a share-based payment award. The guidance clarifies what changes would qualify as a modification. This was done by better defining what does not constitute a modification. In order for a change to a share-based arrangement to not require ASC Topic 718 modification treatment, all of the following must be met: (i) the fair value (or alternative measurement method used) of the modified award must equal the fair value (or alternative measurement method used) of the original award immediately before the original award is modified; (ii) the vesting conditions of the modified award must be the same as the vesting conditions of the original award immediately before the original award is modified; and (iii) the classification of the modified award as an equity instrument or a liability instrument must be the same as the classification of the original award immediately before the original award is modified. The current disclosure requirements in ASC Topic 718 apply regardless of whether an entity is required to apply modification accounting under this update. The amendments in this update must be applied prospectively to an award modified on or after the adoption date. The Corporation adopted the provisions of this guidance on January 1, 2018 without any effect on the Corporation’s consolidated financial statements. The Corporation’s Omnibus Plan provides for equity-based compensation incentives through the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, cash-based awards and other stock-based awards. If any change occurs in the future to awards issued under the Omnibus Plan, the Corporation will evaluate it under this guidance.

Lease Accounting

       In February 2016, the FASB updated the Codification to replace ASC 840, “Leases (Topic 840)” (“ASC Topic 840”), with new guidance for the financial reporting about leasing transactions. Under the new guidance, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP, which requires the recognition of only capital leases on the balance sheet, the guidance will require both types of leases to be recognized on the balance sheet. The guidance will also require disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative information and additional information about the amounts recorded in the financial statements. The FASB issued an update in January 2018 providing an optional transition practical expedient to not evaluate under new ASC Topic 842, “Leases” (“ASC Topic 842”), land easements that exist or expired before the entity’s adoption of ASC Topic 842 and were not previously accounted for as leases. In addition, the FASB issued an update in July 2018 that makes 16 technical corrections to this guidance that alleviate the potential for unintended consequences from applying the new standard. The guidance on leases will take effect for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. Entities are required to use a modified retrospective approach for leases that existed prior to, or are entered into after, the beginning of the earliest comparative period presented in the financial statements or they can elect an additional and optional transition method to adopt the new leases. Under the optional transition method, an entity applies the new standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Also, under the optional transition method, the entity’s reporting for comparative periods presented in the financial statements in which it adopts the new leases standard will continue to be in accordance with ASC Topic 840.

     The update is expected to affect the Corporation’s consolidated financial statements since the Corporation has operating and lease arrangements for which it is a lessee. The Corporation has identified the population of its current leases and is in the process of obtaining the data necessary to estimate the amount of right-of-use assets (“ROU”) and lease liabilities that will be recognized upon adoption.  Therefore, the Corporation is still evaluating the effect that the adoption of this accounting pronouncement will have on its consolidated financial statements and preliminarily expects that amounts to be recognized as ROU will not be material as a percentage of the Corporation’s total assets.

Accounting for Financial Instruments – Credit Losses

In June 2016, the FASB updated the Codification to introduce new guidance for the accounting for credit losses. The guidance includes an impairment model (known as the current expected credit loss (“CECL”) model) that is based on expected losses rather than incurred losses. It also modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. The CECL model will apply to: (1) financial assets subject to credit losses and measured at amortized cost and (2) certain off-balance sheet credit exposures. This includes loans, held-to-maturity debt securities, loan commitments, financial guarantees, and net investments in leases, as well as reinsurance and trade receivables. Upon initial recognition of the exposure, the CECL model requires an entity to estimate the credit losses expected over the life of an exposure (or pool of exposures). The estimate of expected credit losses (“ECL”) should consider historical information, current information, and reasonable and supportable forecasts, including estimates of prepayments. Financial instruments with similar risk characteristics should be grouped together when estimating ECL. The guidance does not prescribe a specific method to make the estimate, so its application will require significant judgment.

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

The purchased financial assets with credit deterioration (“PCD”) model applies to purchased financial assets (measured at amortized cost or available-for-sale) that have experienced more than insignificant credit deterioration since origination. This represents a change from the scope of what are considered purchased credit-impaired assets under today’s model. In contrast to the accounting for originated or purchased assets that do not qualify as PCD, the initial estimate of expected credit losses for a PCD would be recognized through an allowance for loan and lease losses with an offset to the cost basis of the related financial asset at acquisition (i.e., there is no effect on net income at initial recognition). Subsequently, the accounting will follow the applicable CECL or available-for-sale debt security impairment model with all adjustments of the allowance for loan and lease losses recognized through earnings. Beneficial interests classified as held-to-maturity or available-for-sale will need to apply the PCD model if the beneficial interest meets the definition of PCD or if there is a significant difference between contractual and expected cash flows at initial recognition.

In general, the new guidance will require modified retrospective application to all outstanding instruments, with a cumulative effect adjustment recorded to opening retained earnings as of the beginning of the first period in which the guidance becomes effective. However, prospective application is required for PCD assets previously accounted for under ASC Topic 310-30, “Receivables,” and for debt securities for which an OTTI was recognized prior to the date of adoption.

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

The Corporation has developed a transition roadmap in order to comply on a timely basis with the implementation of this new accounting framework. The Corporation has created a working group with members from multiple areas across the organization that is responsible for assessing the effect of the standard, evaluating interpretative issues, and evaluating the current credit loss models against the new guidance to determine any necessary changes and other related implementation activities. The working group provides periodic updates to the Corporation’s CECL Management Committee, which has oversight responsibilities for the implementation efforts. The Corporation continues to evaluate the effect that this guidance, including the method of implementation, will have on its consolidated financial statements.

Subsequent Measurement of Goodwill

    In January 2017, the FASB updated the Codification to simplify the subsequent measurement of goodwill by eliminating Step 2 from the current two-step goodwill impairment test. This guidance provides that a goodwill impairment test be conducted by comparing the fair value of a reporting unit with its carrying amount. Entities are to recognize an impairment charge for goodwill equal to the excess of the carrying amount over the reporting unit’s fair value. Entities have the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The effect of this guidance will depend upon the performance of the reporting units that have goodwill and the market conditions affecting the fair value of each reporting unit going forward.

Amortization of Premiums and Discounts of Callable Debt Securities

In March 2017, the FASB updated the Codification to shorten the amortization period for certain purchased callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. With respect to securities held at a discount, the amendments do not require an accounting change; thus, the discount continues to be amortized to maturity. Under current GAAP, premiums and discounts on callable debt securities generally are amortized to the maturity date. An entity must have a large number of similar loans to consider estimates of future principal prepayments when applying the interest method. However, an entity that holds an individual callable debt security at a premium may not amortize that premium to the earliest call date. If that callable debt security is subsequently called, the entity records a loss equal to the unamortized premium. The amendments in this update more closely align the amortization period of premiums and discounts to expectations incorporated in market pricing on the underlying securities. In most cases, market participants price securities to the call date that produces the worst yield when the coupon is above current market rates (that is, the security is trading at a premium) and price securities to maturity when the coupon is below market rates (that is, the security is trading at a discount) in anticipation that the borrower will act in its economic best interest. As a result, the amendments more closely align interest income recorded on bonds held at a premium or a discount with the economics of the underlying instrument. For public business entities, the amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The adoption of this guidance is not expected to have a material effect on the Corporation’s consolidated statement of financial condition or results of operations. As of June 30, 2018, the Corporation had $4.0 million of callable debt securities held at a premium (unamortized premium of $32 thousand).

Derivatives and Hedging

     In August 2017, the FASB updated the Codification to: (i) expand hedge accounting for nonfinancial and financial risk components and amend measurement methodologies to more closely align hedge accounting with a company’s risk management activities; (ii) decrease the complexity of preparing and understanding hedge results by eliminating the separate measurement and reporting of hedge ineffectiveness; (iii) enhance transparency, comparability, and understanding of hedge results through enhanced disclosures and a change in the presentation of hedge results to align the effects of the hedging instrument and the hedged item; and (iv) reduce the cost and complexity of applying hedge accounting by simplifying the manner in which assessments of hedge effectiveness may be performed. This update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The guidance requires companies to apply requirements to existing hedging relationships on the date of adoption, and the effect of the adoption should be reflected as of the beginning of the fiscal year of adoption. As of June 30, 2018, all of the derivatives held by the Corporation were considered economic undesignated hedges. The adoption of this guidance is not expected to have a material effect on the Corporation’s consolidated statement of financial condition or results of operations.

Reclassification of Certain Tax Effects From Accumulated Other Comprehensive Income

    In February 2018, the FASB updated the Codification to provide entities with an option to reclassify to retained earnings, tax effects that were stranded in accumulated other comprehensive income, pursuant to the Tax Cuts and Jobs Act of 2017 (the “Tax Act”). This guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. This guidance may be early adopted in any interim or annual period for which financial statements have not yet been issued and applied either in the period of adoption or retrospectively to each period in which the effect of the change in the corporate tax rate in the Tax Act is recognized. The Corporation is currently evaluating whether it will adopt this guidance. If adopted, the Corporation does not expect a material effect on its consolidated financial statements.

Improvements to Nonemployee Share-Based Payment Accounting

     In June 2018, the FASB updated the Codification as part of a simplification initiative to expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from non-employees and to address and improve aspects of the accounting for non-employee share-based payment transactions. The amendments will be effective for interim and annual reporting periods beginning after December 15, 2018. The adoption of this guidance is not expected to have an effect on the Corporation’s consolidated financial statements.

NOTE 2 – UPDATE ON EFFECTS OF NATURAL DISASTERS

Two strong hurricanes affected the Corporation’s service areas during September 2017. The following summarizes the more significant continuing financial repercussions of these natural disasters for the Corporation and for its major subsidiary, FirstBank.

Credit Quality and Allowance for Loan and Lease Losses

Relationship officers continued to closely monitor the performance of hurricane-affected commercial loan customers during 2018. Information provided by these commercial loan officers and statistics on the performance of consumer and residential credits were factored into the determination of the allowance for loan and lease losses as of June 30, 2018. Although the identification and evaluation of hurricane-affected credits has been completed, management’s assessment of the hurricanes’ effect is still subject to uncertainties, both those specific to some individual customers, such as the resolution of insurance claims, and those applicable to the overall economic prospects of the hurricane-affected areas as a whole. During the second quarter and six-month period ended June 30, 2018, the Corporation recorded a net loan loss reserve release of approximately $2.1 million and $8.5 million, respectively, in connection with revised estimates associated with the effects of the hurricanes. The revised estimates were primarily attributable to updated assessments of financial performance and repayment prospects of certain individually-assessed commercial credits and, to a lesser extent, lower reserve requirements resulting from payments received during the first six-months of 2018 that reduced the balance of the consumer and residential mortgage loan portfolios outstanding on the dates of the hurricanes.

As of June 30, 2018, the hurricane-related qualitative allowance amounted to $42.2 million (December 31, 2017 - $55.6 million). With the future resolution of uncertainties and the ongoing collection of information on individual commercial customers and statistics on the consumer and residential loan portfolios, the loss estimate will be revised as needed. Refer to Note 7 – Loans Held for Investment, to the consolidated financial statements for information about non-performing loans and early delinquency statistics.

Disaster Response Plan Costs, Casualty Losses and Related Insurance

      The Corporation has incurred a variety of costs to operate in disaster response mode, and some facilities and their contents, including certain OREO properties, were damaged by the storms.  The Corporation maintains insurance for casualty losses, as well as for reasonable and necessary disaster response costs and certain revenue lost through business interruption. Substantially all of the significant disaster response costs had been incurred by the end of the second quarter of 2018. Insurance claim receivables were established for some of the individual costs, when incurred, based on management’s understanding of the underlying coverage and when realization of the claim was deemed probable. During the second quarter of 2018, the Corporation reached a final settlement on certain insurance claims arising from the hurricanes. With this settlement, the Corporation received proceeds of approximately $4.3 million, primarily related to repairs and maintenance costs incurred on certain OREO properties, and $0.8 million related to a loan receivable fully charged-off in prior periods. The insurance proceeds were recorded against incurred losses, previously-established accounts receivable, or loan recoveries, as applicable. Insurance recoveries are recorded in the same income statement caption as the incurred losses. Recoveries from insurance proceeds in excess of losses incurred, if any, are recognized as a gain from insurance proceeds and reported as part of “other non-interest income” in the statement of income when the insurance proceeds are received, or when all contingencies related to the insurance claim are resolved. As of June 30, 2018, the Corporation still had an insurance claim receivable of $6.3 million, included as part of “other assets” in the statement of financial condition. Management also believes that there is a possibility that some gains will be recognized with respect to casualty and lost revenue claims in future periods, but this is contingent on reaching agreement on the Corporation’s claims with the insurance carriers.

Liquidity Management

The Corporation experienced rapid accumulation of deposits after the hurricanes in the fourth quarter of 2017 and the first six months of 2018.  Total deposits as of June 30, 2018, excluding brokered CDs, increased $523.3 million from December 31, 2017 and $884.8 million since September 30, 2017.  The most significant increase was in non-interest-bearing demand deposits, which grew 26%, or $483.5 million from December 31, 2017 and $731.0 million, or 46%, since September 30, 2017.  Hurricane-related factors, such as the effect of disaster relief funds and settlements of insurance claims, continue to contribute to this growth.  Although management expects the balances accumulated by deposit customers in the hurricane-affected areas to reduce over time, it is difficult to predict when and to what degree, and there may be further growth as insurance claims are resolved and additional disaster-recovery funds are distributed.

NOTE 3 – EARNINGS PER COMMON SHARE

The calculations of earnings per common share for the quarters and six-month periods ended June 30, 2018 and 2017 are as follows:

	Quarter Ended		Six-Month Period Ended
	June 30,		June 30,
	2018	2017	2018	2017

(In thousands, except per share information)

Net income	$31,032	$27,998	$64,180	$53,539
Less: Preferred stock dividends	(669)	(669)	(1,338)	(1,338)
Net income attributable to common stockholders	$30,363	$27,329	$62,842	$52,201
Weighted-Average Shares:
Average common shares outstanding	215,737	213,900	215,194	213,621
Average potential dilutive common shares	929	2,932	1,289	3,482
Average common shares outstanding - assuming dilution	216,666	216,832	216,483	217,103
Earnings per common share:
Basic	$0.14	$0.13	$0.29	$0.24
Diluted	$0.14	$0.13	$0.29	$0.24

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

Potential dilutive common shares consist of unvested shares of restricted stock that do not contain non-forfeitable dividend rights, performance units that do not contain non-forfeitable dividend rights if the performance condition is met as of the end of the reporting period, and warrants outstanding during the period using the treasury stock method. This method assumes that the potential dilutive common shares are issued and outstanding and the proceeds from the exercise, in addition to the amount of compensation cost attributable to future services, are used to purchase common stock at the exercise date. The difference between the numbers of potential dilutive shares issued and the shares purchased is added as incremental shares to the actual number of shares outstanding to compute diluted earnings per share. Unvested shares of restricted stock and performance units that do not contain non-forfeitable dividend rights, and warrants outstanding during the period that result in lower potential dilutive shares issued than shares purchased under the treasury stock method, are not included in the computation of dilutive earnings per share since their inclusion would have an antidilutive effect on earnings per share.

On May 17, 2018, the U.S. Treasury exercised its warrant to purchase 1,285,899 shares of the Corporation’s common stock on a cashless basis, resulting in the issuance of 730,571 shares of common stock.

NOTE 4 – STOCK-BASED COMPENSATION.

  On May 24, 2016, the Corporation’s stockholders approved the amendment and restatement of the First BanCorp. Omnibus Incentive Plan, as amended (the “Omnibus Plan”), to, among other things, increase the number of shares of common stock reserved for issuance under the Omnibus Plan, extend the term of the Omnibus Plan to May 24, 2026 and re-approve the material terms of the performance goals under the Omnibus Plan for purposes of the then Section 162(m) of the U.S. Internal Revenue Code of 1986, as amended. The Omnibus Plan provides for equity-based compensation incentives (the “awards”) through the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, cash-based awards and other stock-based awards. The Omnibus Plan authorizes the issuance of up to  14,169,807  shares of common stock, subject to adjustments for stock splits, reorganizations, and other similar events. As of June 30, 2018, 6,956,802 authorized shares of common stock were available for issuance under the Omnibus Plan. The Corporation’s Board of Directors, based on the recommendation of the Corporation’s Compensation and Benefits Committee, has the power and authority to determine those eligible to receive awards and to establish the terms and conditions of any awards, subject to various limits and vesting restrictions that apply to individual and aggregate awards.

Restricted Stock

Under the Omnibus Plan, the Corporation may grant restricted stock to plan participants, subject to forfeiture upon the occurrence of certain events until the dates specified in the participant’s award agreement. While the restricted stock is subject to forfeiture and does not contain non-forfeitable dividend rights, restricted stock participants may exercise full voting rights. The restricted stock granted under the Omnibus Plan is typically subject to a vesting period. During the first six months of 2018, the Corporation awarded 342,439 shares of restricted stock to employees, fifty percent (50%) of those shares vest in two years from the grant date and the remaining (50%) vest in three years of the grant date. Included in those 342,439 shares of restricted stock were 20,447 shares granted to retirement-eligible employees at the grant date. The fair value of the shares of restricted stock granted in the first six months of 2018 was based on the market price of the Corporation’s outstanding common stock on the date of the grant.

The following table summarizes the restricted stock activity in the first six months of 2018 under the Omnibus Plan:

	Six-Month Period Ended
	June 30, 2018

	Number of shares	Weighted-Average
	of restricted	Grant Date
	stock	Fair Value

Non-vested shares at beginning of year	1,816,968	$2.76
Granted	342,439	6.30
Forfeited	(9,500)	2.99
Vested	(1,086,822)	2.09
Non-vested shares at June 30, 2018	1,063,085	$4.59

    For the quarter and six-month period ended June 30, 2018, the Corporation recognized $0.8 million and $1.9 million, respectively, of stock-based compensation expense related to restricted stock awards, compared to $1.0 million and $2.0 million for the same periods in 2017, respectively. As of June 30, 2018, there was $3.2 million of total unrecognized compensation cost related to non-vested shares of restricted stock. The weighted average period over which the Corporation expects to recognize such cost is 1.5 years. The total expense determined for restricted stock awards granted to retirement-eligible employees was charged against earnings at the grant date.

During the first half of 2017, the Corporation awarded 3,644 shares of restricted stock subject to a one-year vesting period to an independent director appointed in the first quarter of 2017. In addition, during the first half of 2017, the Corporation awarded 951,332 shares of restricted stock to employees subject to a vesting period of two years. Included in those 951,332 shares of restricted stock were 838,332 shares granted in the first quarter of 2017 to certain senior officers consistent with the requirements of the Troubled Asset Relief Program (“TARP”) Interim Final Rule. On May 10, 2017, the United States Department of the Treasury (the “U.S. Treasury”) announced that it had sold all of its remaining 10,291,553 shares of the Corporation’s common stock. As a result of the sale by the U.S. Treasury, the Corporation is no longer subject to the compensation-related restrictions under TARP, which substantially limited the Corporation’s ability to award short-term and long-term incentives to the Corporation’s executives, and the Corporation’s senior officers are no longer subject to the transferability restrictions on their shares of restricted stock. However, since the U.S. Treasury did not recover the full amount of its original investment under TARP, the senior officers forfeited 2,370,571, or 50%, of their outstanding shares of restricted stock, resulting in a reduction in the number of common shares outstanding.

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

Performance Units

Under the Omnibus Plan, the Corporation may award performance unit awards to Omnibus Plan participants.  During the first six months of 2018, the Corporation granted 304,408 unit awards to executives, with each unit representing the value of one share of the Corporation’s common stock.  The performance unit awards granted are for the performance period beginning January 1, 2018 and ending on December 31, 2020 and are subject to a three-year requisite service period.  These awards do not contain non-forfeitable rights to dividend equivalent amounts and can only be settled in shares of the Corporation’s common stock. Included in those 304,408 performance unit awards were 29,171 units granted to retirement-eligible executives at the grant date.  The performance unit will vest based on the achievement of a pre-established tangible book value per share target as of December 31, 2020.  All of the performance units will vest if performance is at the pre-established performance target level or above.  However, the participants may vest on 50% of the awards to the extent that performance is below the target but at 80% of the pre-established performance target level (the 80% minimum threshold) which is measured based upon the growth in the tangible book value during the performance cycle.  If performance is between the 80% minimum threshold and the pre-established performance target level, the participants will vest on a proportional amount. No performance units will vest if performance is below the 80% minimum threshold.

The fair value of the performance unit awards granted during the first six months of 2018 was based on the market price of the Corporation’s outstanding common stock on the date of the grant.  For the quarter and the first six months of 2018, the Corporation recognized $0.1 million and $0.3 million, respectively, of stock-based compensation related to performance unit awards. As of June 30, 2018, there was $1.6 million of total unrecognized compensation cost related to unvested performance units that the Corporation expects to recognize over the three-year requisite service period. The total expense determined for the performance unit awards granted to retirement-eligible executives was charged against earnings at the grant date. The total amount of compensation expense recognized reflects management’s assessment of the probability that the pre-established performance goal will be achieved. A cumulative adjustment to compensation expense is recognized in the current period to reflect any changes in the probability of achievement of the performance goals.

Salary stock

Also, effective April 1, 2013, the Corporation’s Board of Directors determined to increase the salary amounts paid to certain executive officers, primarily by paying the increased salary amounts in the form of shares of the Corporation’s common stock issued under the Omnibus Plan, instead of cash. During the first six months of 2018, the Corporation issued 268,709 shares of common stock (first six months of 2017 – 272,959 shares) with a weighted average market value of $6.51 (first six months of 2017 – $5.94) as salary stock compensation. This resulted in a compensation expense of $1.7 million recorded in the first six months of 2018 (first six months of 2017 – $1.6 million). Effective July 1, 2018, the payment of additional salary amounts in the form of stock was eliminated in accordance to the previously reported executive compensation program.

For the first six months of 2018, the Corporation withheld 96,377 shares (first six months of 2017 – 90,973 shares) from the common stock paid to certain senior officers as additional compensation and 328,433 shares of restricted stock that vested during the first six months of 2018 (first six months of 2017 – 235,680) to cover employees’ payroll and income tax withholding liabilities; these shares are held as treasury shares. The Corporation paid in cash any fractional share of salary stock to which the officer was entitled. In the consolidated financial statements, the Corporation treats shares withheld for tax purposes as common stock repurchases.

NOTE 5 – INVESTMENT SECURITIES

Investment Securities Available for Sale

  The amortized cost, non-credit loss component of OTTI recorded in OCI, gross unrealized gains and losses recorded in OCI, estimated fair value, and weighted-average yield of investment securities available for sale by contractual maturities as of June 30, 2018 and December 31, 2017 were as follows:

	June 30, 2018
	Amortized cost	Noncredit Loss Component of OTTI Recorded in OCI			Fair value
			Gross Unrealized			Weighted-
			gains	losses		average yield%
(Dollars in thousands)

U.S. Treasury securities:
Due within one year	$57,464	$-	$2	$67	$57,399	1.52

U.S. government-sponsored
agencies obligations:
Due within one year	74,962	-	-	326	74,636	1.18
After 1 to 5 years	311,675	-	-	5,481	306,194	1.51
After 5 to 10 years	186,269	-	87	3,675	182,681	2.94
After 10 years	36,702	-	-	211	36,491	2.28

Puerto Rico government
obligations:
After 5 to 10 years	4,032	-	43	-	4,075	3.14
After 10 years	4,054	-	-	1,286	2,768	6.97

United States and Puerto Rico
government obligations	675,158	-	132	11,046	664,244	1.95

Mortgage-backed securities:
Freddie Mac (“FHLMC”) certificates:
After 5 to 10 years	89,235	-	23	3,378	85,880	2.01
After 10 years	265,350	-	295	8,379	257,266	2.49
	354,585	-	318	11,757	343,146	2.37

Ginnie Mae (“GNMA”) certificates:
After 1 to 5 years	142	-	2	-	144	3.10
After 5 to 10 years	61,136	-	540	25	61,651	3.03
After 10 years	135,599	-	3,746	1,102	138,243	3.81
	196,877	-	4,288	1,127	200,038	3.57
Fannie Mae (“FNMA”) certificates:
Due within one year	801	-	11	-	812	1.90
After 1 to 5 years	11,606	-	-	260	11,346	2.38
After 5 to 10 years	148,799	-	63	5,335	143,527	2.10
After 10 years	618,975	-	1,965	16,416	604,524	2.65
	780,181	-	2,039	22,011	760,209	2.54
Collateralized mortgage obligations
guaranteed by the FHLMC
and GNMA:
After 1 to 5 years	7,588	-	5	11	7,582	2.74
After 10 years	45,385	-	367	22	45,730	2.57
	52,973	-	372	33	53,312	2.59
Other mortgage pass-through
trust certificates:
After 10 years	20,590	5,529	-	-	15,061	4.51
Total mortgage-backed
securities	1,405,206	5,529	7,017	34,928	1,371,766	2.67

Total investment securities
available for sale	$2,080,364	$5,529	$7,149	$45,974	$2,036,010	2.44

	December 31, 2017
	Amortized cost	Noncredit Loss Component of OTTI Recorded in OCI	Gross Unrealized		Fair value
						Weighted-
			gains	losses		average yield%

(Dollars in thousands)

U.S. Treasury securities:
After 1 to 5 years	$7,458	$-	$-	$57	$7,401	1.29

U.S. government-sponsored
agencies obligations:
Due within one year	122,471	-	-	319	122,152	1.06
After 1 to 5 years	309,472	-	28	3,735	305,765	1.42
After 5 to 10 years	133,451	-	117	319	133,249	2.72
After 10 years	40,769	-	1	149	40,621	1.84

Puerto Rico government
obligations:
After 5 to 10 years	4,071	-	47	-	4,118	3.14
After 10 years	3,972	-	-	1,277	2,695	6.97

United States and Puerto Rico
government obligations	621,664	-	193	5,856	616,001	1.70

Mortgage-backed securities:

FHLMC certificates:
After 5 to 10 years	18,658	-	14	63	18,609	2.14
After 10 years	297,733	-	217	4,853	293,097	2.23
	316,391	-	231	4,916	311,706	2.23
GNMA certificates:
After 1 to 5 years	81	-	1	-	82	3.23
After 5 to 10 years	69,661	-	1,244	-	70,905	3.05
After 10 years	145,067	-	5,910	334	150,643	3.81
	214,809	-	7,155	334	221,630	3.56
FNMA certificates:
After 1 to 5 years	20,831	-	294	109	21,016	2.69
After 5 to 10 years	49,934	-	-	818	49,116	1.83
After 10 years	613,129	-	3,180	6,401	609,908	2.43
	683,894	-	3,474	7,328	680,040	2.39

Collateralized mortgage
obligations issued or guaranteed
by the FHLMC and GNMA:
After 1 to 5 years	5,918	-	14	-	5,932	2.21
After 5 to 10 years	2,556	-	11	-	2,567	2.23
After 10 years	35,331	-	231	-	35,562	2.22
	43,805	-	256	-	44,061	2.22

Other mortgage pass-through
trust certificates:
After 10 years	22,791	5,731	-	-	17,060	2.44

Total mortgage-backed securities	1,281,690	5,731	11,116	12,578	1,274,497	2.54

Other
Due within one year	100	-	-	-	100	1.48

Equity securities (1)	424	-	-	6	418	2.11

Total investment securities
available for sale	$1,903,878	$5,731	$11,309	$18,440	$1,891,016	2.27

(1)		As of January 1, 2018, the Corporation adopted ASU 2016-01, resulting in the reclassification of equity securities from available-for-sale investment securities to other investment securities.

Maturities of mortgage-backed securities (“MBS”) are based on the period of final contractual maturity. Expected maturities of investments might differ from contractual maturities because they may be subject to prepayments and/or call options. The weighted-average yield on investment securities available for sale is based on amortized cost and, therefore, does not give effect to changes in fair value. The net unrealized gain or loss on securities available for sale and the noncredit loss component of OTTI are presented as part of OCI.

The following tables show the Corporation’s available-for-sale investments’ fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of June 30, 2018 and December 31, 2017. The tables also include debt securities for which an OTTI was recognized and only the amount related to a credit loss was recognized in earnings. For unrealized losses for which OTTI was recognized, the related credit loss was charged against the amortized cost basis of the debt security.

	As of June 30, 2018
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
(In thousands)
Debt securities:
Puerto Rico-government obligations	$-	$-	$2,768	$1,286	$2,768	$1,286
U.S. Treasury and U.S. government
agenciesʼ obligations	237,349	4,448	355,093	5,312	592,442	9,760
Mortgage-backed securities:
FNMA	343,390	9,315	262,712	12,696	606,102	22,011
FHLMC	155,213	4,011	150,268	7,746	305,481	11,757
GNMA	65,966	1,109	601	18	66,567	1,127
Collateralized mortgage obligations
issued or guaranteed by
FHLMC and GNMA	17,196	33	-	-	17,196	33
Other mortgage pass-through
trust certificates	-	-	15,061	5,529	15,061	5,529
	$819,114	$18,916	$786,503	$32,587	$1,605,617	$51,503

	As of December 31, 2017
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
(In thousands)
Debt securities:
Puerto Rico-government obligations	$-	$-	$2,695	$1,277	$2,695	$1,277
U.S. Treasury and U.S. government
agenciesʼ obligations	136,459	494	362,050	4,085	498,509	4,579
Mortgage-backed securities:
FNMA	189,699	1,705	274,963	5,623	464,662	7,328
FHLMC	91,174	590	166,331	4,326	257,505	4,916
GNMA	39,145	334	-	-	39,145	334
Other mortgage pass-through
trust certificates	-	-	17,060	5,731	17,060	5,731
Equity securities (1)	-	-	407	6	407	6
	$456,477	$3,123	$823,506	$21,048	$1,279,983	$24,171

(1)	As of January 1, 2018, the Corporation adopted ASU 2016-01, resulting in the reclassification of equity securities from available-for-sale investment securities to other investment securities.

Assessment for OTTI

     Debt securities issued by U.S. government agencies, U.S. government-sponsored entities, and the U.S. Treasury accounted for approximately 99% of the total available-for-sale portfolio as of June 30, 2018, and no credit losses are expected, given the explicit and implicit guarantees provided by the U.S. federal government. The Corporation’s OTTI assessment was concentrated mainly on private label MBS, and on Puerto Rico government debt securities, for which credit losses are evaluated on a quarterly basis. The Corporation considered the following factors in determining whether a credit loss exists and the period over which the debt security is expected to recover:

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

•         The level of cash flows generated from the underlying collateral, if any, supporting the principal and interest payments of the debt securities.

The Corporation recorded OTTI losses on available-for-sale debt securities as follows:

	Quarter Ended		Six-Month Period Ended
	June 30,		June 30,
	2018	2017	2018	2017
(In thousands)
Total OTTI losses	$-	$-	$-	$(12,231)
Portion of OTTI recognized in OCI	-	-	-	-
Net impairment losses recognized in earnings (1)	$-	$-	$-	$(12,231)

(1)	Credit losses on Puerto Rico government debt securities, recorded in the first quarter of 2017.

The following tables summarize the roll-forward of credit losses on debt securities held by the Corporation for which a portion of an OTTI is recognized in OCI:

	Cumulative OTTI credit losses recognized in earnings on securities still held
		Credit impairments	Credit loss
	March 31,	recognized in earnings on	reductions for	June 30,
	2018	securities that have been	securities sold	2018
	Balance	previously impaired	during the period	Balance
(In thousands)
Available-for-sale securities
Private label MBS	$6,792	$-	$-	$6,792

	Cumulative OTTI credit losses recognized in earnings on securities still held
		Credit impairments	Credit loss
	December 31,	recognized in earnings on	reductions for	June 30,
	2017	securities that have been	securities sold	2018
	Balance	previously impaired	during the period	Balance
(In thousands)
Available-for-sale securities
Private label MBS	$6,792	$-	$-	$6,792

	Cumulative OTTI credit losses recognized in earnings on securities still held
		Credit impairments
	March 31,	recognized in earnings	Credit loss reductions	June 30,
	2017	on securities that have been	for securities sold	2017
	Balance	previously impaired	during the period	Balance
(In thousands)
Available-for-sale securities
Puerto Rico government obligations	$34,420	$-	$(34,420)	$-
Private label MBS	6,792	-	-	6,792
Total OTTI credit losses for available-for-sale
debt securities	$41,212	$-	$(34,420)	$6,792

	Cumulative OTTI credit losses recognized in earnings on securities still held
		Credit impairments
	December 31,	recognized in earnings	Credit loss reductions	June 30,
	2016	on securities that have been	for securities sold	2017
	Balance	previously impaired	during the period	Balance
(In thousands)
Available-for-sale securities
Puerto Rico government obligations	$22,189	$12,231	$(34,420)	$-
Private label MBS	6,792	-	-	6,792
Total OTTI credit losses for available-for-sale
debt securities	$28,981	$12,231	$(34,420)	$6,792

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

      For the OTTI charge recorded on the Puerto Rico government debt securities in the first quarter of 2017, the Corporation considered the latest available information about the Puerto Rico government’s financial condition, including but not limited to credit ratings downgrades, revised estimates of recovery rates, and other relevant developments such as government actions, including debt exchange proposals and the fiscal plan published by the Puerto Rico government in March 2017, as applicable. The Corporation applied a discounted cash flow analysis to its Puerto Rico government debt securities in order to calculate the cash flows expected to be collected and to determine if any portion of the decline in market value of these securities was considered a credit-related OTTI.  The analysis derived an estimate of value based on the present value of risk-adjusted cash flows of the underlying securities and included of the following components:

•         The contractual future cash flows of the bonds were projected based on the key terms as set forth in the official statements for each security. Such key terms included, among others, the interest rate, amortization schedule, if any, and maturity date.

•         The risk-adjusted cash flows were calculated based on a probability of default analysis and recovery rate assumptions, including the weighting of different scenarios of ultimate recovery, considering the credit rating of each security. Constant monthly default rates were assumed throughout the life of the bonds, which considered the respective security’s credit rating as of the date of the analysis.

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

    In addition, the Corporation performed an OTTI assessment on its private label MBS, which are collateralized by fixed-rate mortgages on single-family residential properties in the United States. The interest rate on these private-label MBS is variable, tied to 3-month LIBOR and limited to the weighted-average coupon on the underlying collateral. The underlying mortgages are fixed-rate, single-family loans with original high FICO scores (over 700) and moderate loan-to-value ratios (under 80%), as well as moderate delinquency levels.

  Based on the expected cash flows, and since the Corporation does not have the intention to sell the securities and has sufficient capital and liquidity to hold these securities until a recovery of the fair value occurs, only the credit loss component, if any, is reflected in earnings.  Significant assumptions in the valuation of the private label MBS were as follows:

	As of		As of
	June 30, 2018		December 31, 2017
	Weighted		Weighted
	Average	Range	Average	Range

Discount rate	14.6%	14.6%	14.0%	14.0%
Prepayment rate	12.6%	5.0% - 23.0%	16.4%	12.0% - 29.0%
Projected Cumulative Loss Rate	4%	0% - 8.7%	3%	0% - 6.8%

No OTTI charges on private label MBS were recorded in either the first half of 2018 or the first half of 2017.

 Investments Held to Maturity

The amortized cost, gross unrecognized gains and losses, estimated fair value, weighted-average yield and contractual maturities of investment securities held to maturity as of June 30, 2018 and December 31, 2017 were as follows:

	June 30, 2018
	Amortized cost			Fair value
		Gross Unrecognized
		gains	losses		Weighted- average yield%

Puerto Rico Municipal Bonds:
After 1 to 5 years	$3,712	$-	$151	$3,561	5.68
After 5 to 10 years	39,523	-	2,705	36,818	5.63
After 10 years	107,251	-	12,200	95,051	5.78
Total investment securities
held to maturity	$150,486	$-	$15,056	$135,430	5.74

	December 31, 2017
	Amortized cost			Fair value
		Gross Unrecognized
		gains	losses		Weighted- average yield%

Puerto Rico Municipal Bonds:
After 1 to 5 years	$3,853	$-	$173	$3,680	5.38
After 5 to 10 years	39,523	-	3,048	36,475	5.28
After 10 years	107,251	-	16,374	90,877	4.93
Total investment securities
held to maturity	$150,627	$-	$19,595	$131,032	5.03

The following tables show the Corporation’s held-to-maturity investments’ fair value and gross unrecognized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrecognized loss position, as of June 30, 2018 and December 31, 2017:

As of June 30, 2018
	Less than 12 months		12 months or more		Total
		Unrecognized		Unrecognized		Unrecognized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
(In thousands)
Debt securities:
Puerto Rico Municipal Bonds	$-	$-	$135,430	$15,056	$135,430	$15,056

As of December 31, 2017
	Less than 12 months		12 months or more		Total
		Unrecognized		Unrecognized		Unrecognized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
(In thousands)
Debt securities:
Puerto Rico Municipal Bonds	$-	$-	$131,032	$19,595	$131,032	$19,595

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

     All of the Puerto Rico Municipal Bonds are performing and current as to scheduled contractual payments as of June 30, 2018. Approximately 70% of the held-to-maturity municipal bonds were issued by three of the largest municipalities in Puerto Rico. The vast majority of revenues of these three municipalities is independent of the Puerto Rico central government. These obligations typically are not issued in bearer form, nor are they registered with the SEC, and they are not rated by external credit agencies. In most cases, these bonds have priority over the payment of operating costs and expenses of the municipality, which are required by law to levy special property taxes in such amounts as are required for the payment of all of their respective general obligation bonds and loans. The Corporation performs periodic credit quality reviews on these issuers. Based on the quarterly analysis performed, management concluded that no individual debt security held to maturity was other-than-temporarily impaired as of June 30, 2018.

      The PROMESA oversight board has not designated any of Puerto Rico’s 78 municipalities as covered entities under PROMESA. However, while the fiscal plan recently certified by the PROMESA oversight board did not contemplate a restructuring of the debt of Puerto Rico’s municipalities, the plan did call for the gradual elimination of budgetary subsidies provided to municipalities by the central government. Furthermore, municipalities are also likely to be affected by the negative economic and other effects resulting from the 2017 hurricanes and from expense, revenue or cash management measures taken by the Puerto Rico government to address its fiscal and liquidity shortfalls, or measures included in fiscal plans of other government entities, such as the fiscal plans of the GDB and the Puerto Rico Electric Power Authority (“PREPA”). Given the uncertain effect that the negative fiscal situation of the Puerto Rico central government and the measures taken, or to be taken, by other government entities may have on municipalities, the Corporation cannot be certain if future impairment charges will be required relating to these securities.

     From time to time, the Corporation has securities held to maturity with an original maturity of three months or less that are considered cash and cash equivalents and classified as money market investments in the consolidated statements of financial condition.  As of June 30, 2018 and December 31, 2017, the Corporation had no outstanding securities held to maturity that were classified as cash and cash equivalents.

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

As of June 30, 2018 and December 31, 2017, the Corporation had investments in FHLB stock with a book value of $40.8 million and $40.9 million, respectively. Dividend income from FHLB stock for the quarters ended June 30, 2018 and 2017 was $0.7 million and $0.5 million, respectively, and for the six-month periods ended June 30, 2018 and 2017 was $1.3 million and $0.9 million, respectively.

The FHLB of New York issued the shares of FHLB stock owned by the Corporation. The FHLB of New York is part of the Federal Home Loan Bank System, a national wholesale banking network of 11 regional, stockholder-owned congressionally chartered banks. The FHLBs are all privately capitalized and operated by their member stockholders. The system is supervised by the Federal Housing Finance Agency, which ensures that the FHLBs operate in a financially safe and sound manner, remain adequately capitalized and able to raise funds in the capital markets, and carry out their housing finance mission.

On January 1, 2018, the Corporation adopted ASU 2016-01, resulting in the reclassification of equity securities with a readily determinable fair value of approximately $0.4 million from available-for-sale investment securities to other investment securities. During the second quarter and six-month period ended June 30, 2018, the Corporation measured these equity securities at fair value through earnings resulting in the recognition of market-to-market losses of $3 thousand and $10 thousand, respectively, recorded as part of other non-interest income in the statement of income.

    The Corporation has other equity securities that do not have readily available fair values. The aggregate carrying value of such securities as of June 30, 2018 and December 31, 2017 was $2.2 million.

NOTE 7 – LOANS HELD FOR INVESTMENT

 The following provides information about the loan portfolio held for investment:

	As of June 30,	As of December 31,
	2018	2017
(In thousands)
Residential mortgage loans, mainly secured by first mortgages	$3,238,001	$3,290,957
Commercial loans:
Construction loans (1)	84,683	111,397
Commercial mortgage loans (1)(2)	1,533,308	1,614,972
Commercial and Industrial loans (3)	2,009,049	2,083,253
Total commercial loans	3,627,040	3,809,622
Finance leases	283,274	257,462
Consumer loans	1,491,976	1,492,435
Loans held for investment	8,640,291	8,850,476
Allowance for loan and lease losses	(222,035)	(231,843)
Loans held for investment, net	$8,418,256	$8,618,633

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

(2)

During the second quarter of 2018, the Corporation completed the sale of a $10.4 million non-performing commercial mortgage loan that was among the loans transferred to held for sale in the first quarter of 2018.

(3)

As of June 30, 2018 and December 31, 2017, includes $792.0 million and $833.5 million, respectively, of commercial loans that are secured by real estate but are not dependent upon the real estate for repayment.

Loans held for investment on which accrual of interest income had been discontinued were as follows:

		As of	As of
		June 30,	December 31,
(In thousands)		2018	2017
Non-performing loans:
	Residential mortgage	$162,539	$178,291
	Commercial mortgage (1)	142,614	156,493
	Commercial and Industrial	76,887	85,839
	Construction:
	Land	12,926	15,026
	Construction-commercial (1)	-	35,100
	Construction-residential	1,222	1,987
	Consumer:
	Auto loans	12,299	10,211
	Finance leases	2,032	1,237
	Other consumer loans	8,622	5,370
Total non-performing loans held for investment (2)(3)(4)		$419,141	$489,554

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

(2)	Excludes $54.5 million and $8.3 million of non-performing loans held for sale as of June 30, 2018 and December 31, 2017, respectively.

(3)

Amount excludes purchased-credit impaired (“PCI”) loans with a carrying value of approximately $152.2 million and $158.2 million as of June 30, 2018 and December 31, 2017, respectively, primarily mortgage loans acquired from Doral Bank in the first quarter of 2015 and from Doral Financial in the second quarter of 2014, as further discussed below.  These loans are not considered non-performing due to the application of the accretion method, under which these loans will accrete interest income over the remaining life of the loans using an estimated cash flow analysis.

(4)

Non-performing loans exclude $393.3 million and $374.7 million of Troubled Debt Restructuring (“TDR”) loans that are in compliance with modified terms and in accrual status as of June 30, 2018 and December 31, 2017, respectively.

During the first quarter of 2018, the Corporation transferred to held for sale three non-performing commercial and construction loans. The aggregate recorded investment in these loans was written down to $57.2 million, which resulted in charge-offs of $9.7 million, of which $4.1 million was taken against previously-established reserves for loan losses, resulting in a charge to the provision for loan and lease losses of $5.6 million in the first quarter of 2018. Loans transferred to held for sale consisted of a $30.0 million non-performing construction loan (net of a $5.1 million fair value write-down) and two non-performing commercial mortgage loans totaling $27.2 million (net of fair value write-downs of $4.6 million).

During the second quarter of 2018, the Corporation completed the sale of a $10.4 million non-performing commercial mortgage loan that was among the loans transferred to held for sale during the first quarter.

Loans in Process of Foreclosure

    As of June 30, 2018, the recorded investment of residential mortgage loans collateralized by residential real estate property that are in the process of foreclosure amounted to $142.6 million, including $21.8 million of loans insured by the FHA or guaranteed by the VA, and $12.4 million of PCI loans. The Corporation commences the foreclosure process on residential real estate loans when a borrower becomes 120 days delinquent in accordance with the guidelines of the Consumer Financial Protection Bureau (“CFPB”). Foreclosure procedures and timelines vary depending on whether the property is located in a judicial or non-judicial state. Judicial states (i.e., Puerto Rico, Florida and USVI) require the foreclosure to be processed through the state’s court while foreclosure in non-judicial states (i.e., BVI) is processed without court intervention. Foreclosure timelines vary according to state law and investor guidelines. Occasionally, foreclosures may be delayed due to, among other reasons, mandatory mediations, bankruptcy, court delays and title issues.

The Corporation’s aging of the loans held for investment portfolio is as follows:
					Purchased Credit-Impaired Loans
	30-59 Days Past Due	60-89 Days Past Due	90 days or more Past Due (1)(2)(3)	Total Past Due			Total loans held for investment	90 days past due and still accruing (1)(2)(3)
As of June 30, 2018
(In thousands)						Current
Residential mortgage:
FHA/VA government-guaranteed loans (2)(3)(4)	$-	$3,810	$109,995	$113,805	$-	$37,698	$151,503	$109,995
Other residential mortgage loans (4)	-	55,861	177,340	233,201	148,025	2,705,272	3,086,498	14,801
Commercial:
Commercial and Industrial loans	2,768	10,261	77,456	90,485	-	1,918,564	2,009,049	569
Commercial mortgage loans (4)	-	2,401	145,760	148,161	4,217	1,380,930	1,533,308	3,146
Construction:
Land (4)	-	68	18,836	18,904	-	6,135	25,039	5,910
Construction-commercial	-	-	1,013	1,013	-	52,806	53,819	1,013
Construction-residential (4)	-	-	1,222	1,222	-	4,603	5,825	-
Consumer:
Auto loans	32,527	6,906	12,299	51,732	-	804,224	855,956	-
Finance leases	5,777	1,404	2,032	9,213	-	274,061	283,274	-
Other consumer loans	8,112	5,039	14,649	27,800	-	608,220	636,020	6,027
Total loans held for investment	$49,184	$85,750	$560,602	$695,536	$152,242	$7,792,513	$8,640,291	$141,461
_____________
(1)

Includes non-performing loans and accruing loans that are contractually delinquent 90 days or more (i.e., FHA/VA guaranteed loans and credit cards). Credit card loans continue to accrue finance charges and fees until charged-off at 180 days.

(2)

It is the Corporationʼs policy to report delinquent residential mortgage loans insured by the FHA or guaranteed by the VA as past-due loans 90 days and still accruing as opposed to non-performing loans since the principal repayment is insured. These balances include $30.1 million of residential mortgage loans insured by the FHA or guaranteed by the VA that are over 15 months delinquent, and are no longer accruing interest as of June 30, 2018.

(3)

As of June 30, 2018, includes $78.7 million of defaulted loans collateralizing GNMA securities for which the Corporation has an unconditional option (but not an obligation) to repurchase the defaulted loans.

(4)

According to the Corporationʼs delinquency policy and consistent with the instructions for the preparation of the Consolidated Financial Statements for Bank Holding Companies (FR Y-9C) required by the  Federal Reserve Board, residential mortgage, commercial mortgage, and construction loans are considered past due when the borrower is in arrears on two or more monthly payments. FHA/VA  government-guaranteed loans, other residential mortgage loans, commercial mortgage loans, land loans, construction-residential loans and construction-commercial loans past due 30-59 days as of June 30, 2018 amounted to $6.8 million, $112.0 million, $3.0 million, $0.4 million, $0.3 million and $0.6 million, respectively.

As of December 31, 2017	30-59 Days Past Due	60-89 Days Past Due	90 days or more Past Due (1)(2)(3)				Total loans held for investment	90 days past due and still accruing (1)(2)(3)
(In thousands)				Total Past Due	Purchased Credit- Impaired Loans	Current
Residential mortgage:
FHA/VA government-guaranteed loans (2) (3) (4)	$-	$6,792	$102,815	$109,607	$-	$29,332	$138,939	$102,815
Other residential mortgage loans (4)	-	92,502	193,750	286,252	153,991	2,711,775	3,152,018	15,459
Commercial:
Commercial and Industrial loans	8,971	576	88,156	97,703	-	1,985,550	2,083,253	2,317
Commercial mortgage loans (4)	-	7,525	163,180	170,705	4,183	1,440,084	1,614,972	6,687
Construction:
Land (4)	-	124	15,177	15,301	-	11,630	26,931	151
Construction-commercial	-	-	35,100	35,100	-	41,456	76,556	-
Construction-residential	-	95	1,987	2,082	-	5,828	7,910	-
Consumer:
Auto loans	57,560	23,783	10,211	91,554	-	752,777	844,331	-
Finance leases	10,549	3,484	1,237	15,270	-	242,192	257,462	-
Other consumer loans	10,776	5,052	9,361	25,189	-	622,915	648,104	3,991
Total loans held for investment	$87,856	$139,933	$620,974	$848,763	$158,174	$7,843,539	$8,850,476	$131,420
____________
(1)

Includes non-performing loans and accruing loans that are contractually delinquent 90 days or more (i.e. FHA/VA guaranteed loans and credit cards). Credit card loans continue to accrue finance charges and fees until charged-off at 180 days.

(2)

It is the Corporationʼs policy to report delinquent residential mortgage loans insured by the FHA or guaranteed by the VA as past-due loans 90 days and still accruing as opposed to non-performing loans since the principal repayment is insured. These balances include $29.9 million of residential mortgage loans insured by the FHA or guaranteed by the VA that are over 15 months delinquent, and are no longer accruing interest as of December 31, 2017.

(3)

As of December 31, 2017, includes $62.1 million of defaulted loans collateralizing GNMA securities for which the Corporation has an unconditional option (but not an obligation) to repurchase the defaulted loans.

(4)

According to the Corporationʼs delinquency policy and consistent with the instructions for the preparation of the Consolidated Financial Statements for Bank Holding Companies (FR Y-9C) required by the  Federal Reserve Board, residential mortgage, commercial mortgage, and construction loans are considered past due when the borrower is in arrears on two or more monthly payments.  FHA/VA  government-guaranteed loans, other residential mortgage loans, commercial mortgage loans, and land loans past due 30-59 days as of December 31, 2017 amounted to $6.0 million, $224.0 million, $9.0 million, and $2.5 million, respectively.

The Corporation’s credit quality indicators by loan type as of June 30, 2018 and December 31, 2017 are summarized below:

	Commercial Credit Exposure - Credit Risk Profile Based on Creditworthiness Category:
	Substandard	Doubtful	Loss	Total Adversely Classified (1)	Total Portfolio
June 30, 2018
(In thousands)
Commercial mortgage	$291,045	$-	$-	$291,045	$1,533,308
Construction:
Land	14,350	-	-	14,350	25,039
Construction - commercial	-	-	-	-	53,819
Construction - residential	1,222	-	-	1,222	5,825
Commercial and Industrial	123,855	5,072	341	129,268	2,009,049

	Commercial Credit Exposure - Credit Risk Profile Based on Creditworthiness Category:
	Substandard	Doubtful	Loss	Total Adversely Classified (1)	Total Portfolio
December 31, 2017
(In thousands)
Commercial mortgage	$257,503	$4,166	$-	$261,669	$1,614,972
Construction:
Land	15,971	490	-	16,461	26,931
Construction - commercial	35,100	-	-	35,100	76,556
Construction - residential	1,987	-	-	1,987	7,910
Commercial and Industrial	154,416	3,854	676	158,946	2,083,253
_________
(1)

Excludes non-performing loans held for sale of $54.5 million ($16.8 million commercial mortgage, $30.0 million construction-commercial, and $7.7 million construction-land) and $8.3 million (construction-land) as of June 30, 2018 and December 31, 2017, respectively.

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

The Corporation periodically reviews its loans classification to evaluate if they are properly classified, and to determine impairment, if any. The frequency of these reviews will depend on the amount of the aggregate outstanding debt, and the risk rating classification of the obligor. In addition, during the renewal and annual review process of applicable credit facilities, the Corporation evaluates the corresponding loan grades.

The Corporation has a Loan Review Group that reports directly to the Corporation’s Risk Management Committee and administratively to the Chief Risk Officer, which performs annual comprehensive credit process reviews of the Bank’s commercial portfolios. This group evaluates the credit risk profile of portfolios, including the assessment of the risk rating representative of the current credit quality of the loans, and the evaluation of collateral documentation. The monitoring performed by this group contributes to assess compliance with credit policies and underwriting standards, determine the current level of credit risk, evaluate the effectiveness of the credit management process and identify control deficiencies that may arise in the credit-granting process. Based on its findings, the Loan Review Group recommends corrective actions, if necessary, that help in maintaining a sound credit process. The Loan Review Group reports the results of the credit process reviews to the Risk Management Committee of the Corporation’s Board of Directors.

	Consumer Credit Exposure - Credit Risk Profile Based on Payment Activity
	Residential Real Estate		Consumer
June 30, 2018	FHA/VA/ Guaranteed (1)	Other residential loans	Auto	Finance Leases	Other Consumer
(In thousands)
Performing	$151,503	$2,775,934	$843,657	$281,242	$627,398
Purchased Credit-Impaired (2)	-	148,025	-	-	-
Non-performing	-	162,539	12,299	2,032	8,622
Total	$151,503	$3,086,498	$855,956	$283,274	$636,020

(1)

 It is the Corporationʼs policy to report delinquent residential mortgage loans insured by the FHA or guaranteed by the VA as 90 days past-due loans and still accruing as opposed to non-performing loans since the principal repayment is insured. This balance includes $30.1 million of residential mortgage loans insured by the FHA or guaranteed by the VA, which are over 15 months delinquent, and are no longer accruing interest as of June 30, 2018.

(2)

 PCI loans are excluded from non-performing statistics due to the application of the accretion method, under which these loans will accrete interest income over the remaining life of the loans using estimated cash flow analyses.

	Consumer Credit Exposure - Credit Risk Profile Based on Payment Activity
	Residential Real Estate		Consumer
December 31, 2017	FHA/VA/ Guaranteed (1)	Other residential loans	Auto	Finance Leases	Other Consumer
(In thousands)
Performing	$138,939	$2,819,736	$834,120	$256,225	$642,734
Purchased Credit-Impaired (2)	-	153,991	-	-	-
Non-performing	-	178,291	10,211	1,237	5,370
Total	$138,939	$3,152,018	$844,331	$257,462	$648,104

(1)

 It is the Corporationʼs policy to report delinquent residential mortgage loans insured by the FHA or guaranteed by the VA as 90 days past-due loans and still accruing as opposed to non-performing loans since the principal repayment is insured. This balance includes $29.9 million of residential mortgage loans insured by the FHA or guaranteed by the VA, which are over 15 months delinquent, and are no longer accruing interest as of December 31, 2017.

(2)

 PCI loans are excluded from non-performing statistics due to the application of the accretion method, under which these loans will accrete interest income over the remaining life of the loans using estimated cash flow analyses.

      The following tables present information about impaired loans held for investment, excluding PCI loans, which are reported separately as discussed below:

Impaired Loans

					Quarter Ended		Six-Month Period Ended

					June 30, 2018
	Recorded Investment	Unpaid Principal Balance	Related Specific Allowance	Year-To-Date Average Recorded Investment	Interest Income Recognized on Accrual Basis	Interest Income Recognized on Cash Basis	Interest Income Recognized on Accrual Basis	Interest Income Recognized on Cash Basis
(In thousands)
As of June 30, 2018
With no related specific allowance recorded:
FHA/VA-Guaranteed loans	$-	$-	$-	$-	$-	$-	$-	$-
Other residential mortgage loans	121,396	163,583	-	123,058	788	193	1,529	351
Commercial:
Commercial mortgage loans	58,992	100,247	-	62,892	119	41	201	78
Commercial and Industrial loans	43,566	60,380	-	45,086	496	8	920	20
Consumer:
Auto loans	326	326	-	342	4	-	5	-
Other consumer loans	2,454	2,801	-	2,639	35	9	72	21
	$226,734	$327,337	$-	$234,017	$1,442	$251	$2,727	$470
With a related specific allowance recorded:
FHA/VA-Guaranteed loans	$-	$-	$-	$-	$-	$-	$-	$-
Other residential mortgage loans	287,689	312,868	19,804	290,079	3,570	178	7,089	473
Commercial:
Commercial mortgage loans	116,583	127,995	12,204	119,058	737	307	1,397	354
Commercial and Industrial loans	67,805	80,850	10,592	69,293	128	8	253	24
Construction:
Land	11,009	19,868	1,022	11,522	23	7	47	15
Construction-residential	252	355	39	252	-	-	-	-
Consumer:
Auto loans	19,367	19,367	3,697	20,484	385	-	779	-
Finance leases	1,594	1,594	162	1,754	28	-	59	-
Other consumer loans	9,101	9,584	1,994	9,434	241	25	489	53
	$513,400	$572,481	$49,514	$521,876	$5,112	$525	$10,113	$919
Total:
FHA/VA-Guaranteed loans	$-	$-	$-	$-	$-	$-	$-	$-
Other residential mortgage loans	409,085	476,451	19,804	413,137	4,358	371	8,618	824
Commercial:
Commercial mortgage loans	175,575	228,242	12,204	181,950	856	348	1,598	432
Commercial and Industrial loans	111,371	141,230	10,592	114,379	624	16	1,173	44
Construction:
Land	11,009	19,868	1,022	11,522	23	7	47	15
Construction-commercial	-	-	-	-	-	-	-	-
Construction-residential	252	355	39	252	-	-	-	-
Consumer:
Auto loans	19,693	19,693	3,697	20,826	389	-	784	-
Finance leases	1,594	1,594	162	1,754	28	-	59	-
Other consumer loans	11,555	12,385	1,994	12,073	276	34	561	74
	$740,134	$899,818	$49,514	$755,893	$6,554	$776	$12,840	$1,389

Impaired Loans

	Recorded Investment	Unpaid Principal Balance	Related Specific Allowance	Year-To-Date Average Recorded Investment
(In thousands)
As of December 31, 2017
With no related specific allowance recorded:
FHA/VA-Guaranteed loans	$-	$-	$-	$-
Other residential mortgage loans	116,818	154,048	-	120,241
Commercial:
Commercial mortgage loans	65,100	100,612	-	86,563
Commercial and Industrial loans	28,292	31,254	-	28,567
Construction:
Land	48	49	-	48
Consumer:
Auto loans	267	267	-	290
Other consumer loans	2,521	3,688	-	2,745
	$213,046	$289,918	$-	$238,454
With a related specific allowance recorded:
FHA/VA-Guaranteed loans	$-	$-	$-	$-
Other residential mortgage loans	316,616	349,284	22,086	318,606
Commercial:
Commercial mortgage loans	87,814	124,084	9,783	93,720
Commercial and Industrial loans	90,008	112,005	12,359	92,666
Construction:
Land	11,865	19,973	1,402	14,126
Construction-commercial	35,101	38,595	560	35,996
Construction-residential	252	355	55	252
Consumer:
Auto loans	22,338	22,338	3,665	24,328
Finance leases	2,184	2,184	104	2,428
Other consumer loans	11,084	11,830	1,396	11,579
	$577,262	$680,648	$51,410	$593,701
Total:
FHA/VA-Guaranteed loans	$-	$-	$-	$-
Other residential mortgage loans	433,434	503,332	22,086	438,847
Commercial:
Commercial mortgage loans	152,914	224,696	9,783	180,283
Commercial and Industrial loans	118,300	143,259	12,359	121,233
Construction:
Land	11,913	20,022	1,402	14,174
Construction-commercial	35,101	38,595	560	35,996
Construction-residential	252	355	55	252
Consumer:
Auto loans	22,605	22,605	3,665	24,618
Finance leases	2,184	2,184	104	2,428
Other consumer loans	13,605	15,518	1,396	14,324
	$790,308	$970,566	$51,410	$832,155

Interest income of approximately $6.8 million ($6.3 million on an accrual basis and $0.5 million on a cash basis) and $13.6 million ($12.4 million on an accrual basis and $1.2 million on a cash basis) was recognized on impaired loans for the second quarter and six-month period ended June 30, 2017, respectively.

The following tables show the activity for impaired loans and the related specific reserve for the quarters and six-month periods ended June 30, 2018 and 2017:

	Quarter Ended		Six-Month Period Ended
	June 30,		June 30,
	2018	2017	2018	2017
(In thousands)
Impaired Loans:
Balance at beginning of period	$746,280	$807,198	$790,308	$887,905
Loans determined impaired during the period	34,273	18,976	95,681	38,604
Charge-offs (1)(2)	(13,207)	(43,083)	(30,420)	(60,487)
Loans sold, net of charge-offs	-	-	(4,121)	(53,245)
Increases to existing impaired loans	77	698	7,075	1,239
Foreclosures	(7,777)	(21,233)	(19,452)	(30,690)
Loans no longer considered impaired	(2,433)	(1,890)	(3,940)	(2,782)
Loans transferred to held for sale	-	-	(57,213)	-
Paid in full or partial payments	(17,079)	(25,041)	(37,784)	(44,919)
Balance at end of period	$740,134	$735,625	$740,134	$735,625

(1)	For the six-month period ended June 30, 2018 includes charge-offs totaling $9.7 million associated with the $57.2 million in non-performing loans transferred to held for sale.
(2)	For the six-month period ended June 30, 2017 includes a charge-off of $10.7 million related to the sale of the PREPA credit line as further discussed below.

	Quarter Ended		Six-Month Period Ended
	June 30,		June 30,
	2018	2017	2018	2017
(In thousands)
Specific Reserve:
Balance at beginning of period	$56,930	$66,311	$51,410	64,421
Provision for loan losses	5,753	17,563	28,456	36,195
Net charge-offs	(13,169)	(43,080)	(30,352)	(59,822)
Balance at end of period	$49,514	$40,794	$49,514	$40,794

   Purchased Credit Impaired Loans (PCI)

    The Corporation acquired PCI loans accounted for under ASC 310-30, “Receivables – Loans and Debt Securities Acquired with Deteriorated Credit Quality” (“ASC Topic 310-30”) as part of a transaction that closed on February 27, 2015 in which FirstBank acquired 10 Puerto Rico branches of Doral Bank, and acquired certain assets, including PCI loans, and assumed deposits, through an alliance with Banco Popular of Puerto Rico, that was the successful lead bidder with the FDIC on the failed Doral Bank, as well as other co-bidders. The Corporation also acquired PCI loans in previously completed asset acquisitions that are accounted for under ASC Topic 310-30. These previous transactions include the acquisition from Doral Financial in the second quarter of 2014 of all its rights, title and interest in first and second residential mortgages loans in full satisfaction of secured borrowings owed by such entity to FirstBank.

   Under ASC Topic 310-30, the acquired PCI loans were aggregated into pools based on similar characteristics (i.e. delinquency status and loan terms). Each loan pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. Since the loans are accounted for under ASC Topic 310-30, they are not considered non-performing and will continue to have an accretable yield as long as there is a reasonable expectation about the timing and amount of cash flows expected to be collected. The Corporation recognizes additional losses on this portfolio when it is probable that the Corporation will be unable to collect all cash flows expected as of the acquisition date plus additional cash flows expected to be collected arising from changes in estimates after the acquisition date.

The carrying amounts of PCI loans were as follows:
	As of
	June 30,	December 31,
	2018	2017
(In thousands)
Residential mortgage loans	$148,025	$153,991
Commercial mortgage loans	4,217	4,183
Total PCI loans	$152,242	$158,174
Allowance for loan losses	(11,354)	(11,251)
Total PCI loans, net of allowance for loan losses	$140,888	$146,923

The following tables present PCI loans by past due status as of June 30, 2018 and December 31, 2017:

As of June 30, 2018	30-59 Days	60-89 Days	90 days or more	Total Past Due		Total PCI loans
					Current
(In thousands)
Residential mortgage loans	$-	$8,588	$27,024	$35,612	$112,413	$148,025
Commercial mortgage loans	-	-	3,252	3,252	965	4,217
Total (1)	$-	$8,588	$30,276	$38,864	$113,378	$152,242
_____________
(1)

According to the Corporationʼs delinquency policy and consistent with the instructions for the preparation of the Consolidated Financial Statements for Bank Holding Companies (FR Y-9C) required by the Federal Reserve Board, residential mortgage and commercial mortgage loans are considered past due when the borrower is in arrears two or more monthly payments. PCI residential mortgage loans past due 30-59 days as of June 30, 2018 amounted to $11.7 million. No PCI commercial mortgage loan was 30-59 days past due as of June 30, 2018.

As of December 31, 2017	30-59 Days	60-89 Days	90 days or more	Total Past Due		Total PCI loans
					Current
(In thousands)
Residential mortgage loans	$-	$16,600	$26,471	$43,071	$110,920	$153,991
Commercial mortgage loans	-	355	2,834	3,189	994	4,183
Total (1)	$-	$16,955	$29,305	$46,260	$111,914	$158,174

(1)

According to the Corporationʼs delinquency policy and consistent with the instructions for the preparation of the Consolidated Financial Statements for Bank Holding Companies (FR Y-9C) required by the Federal Reserve Board, residential mortgage and commercial mortgage loans are considered past due when the borrower is in arrears two or more monthly payments. PCI residential mortgage loans and commercial mortgage loans past due 30-59 days as of December 31, 2017 amounted to $28.1 million and $0.2 million, respectively.

Initial Fair Value and Accretable Yield of PCI Loans

At acquisition of PCI loans, the Corporation estimated the cash flows the Corporation expected to collect on the loans. Under the accounting guidance for PCI loans, the difference between the contractually required payments and the cash flows expected to be collected at acquisition is referred to as the non-accretable difference. This difference is neither accreted into income nor recorded on the Corporation’s consolidated statements of financial condition. The excess of cash flows expected to be collected over the estimated fair value is referred to as the accretable yield and is recognized in interest income over the remaining life of the loans, using the effective-yield method.

Changes in Accretable Yield of Acquired Loans

Subsequent to the acquisition of loans, the Corporation is required to periodically evaluate its estimate of cash flows expected to be collected. These evaluations, performed quarterly, require the continued use of key assumptions and estimates, similar to the initial estimate of fair value. Subsequent changes in the estimated cash flows expected to be collected may result in changes in the accretable yield and non-accretable difference or reclassifications from non-accretable yield to accretable yield. Increases in the cash flows expected to be collected will generally result in an increase in interest income over the remaining life of the loan or pool of loans. Decreases in expected cash flows due to further credit deterioration will generally result in an impairment charge recognized in the Corporation’s provision for loan and lease losses, resulting in an increase to the allowance for loan and lease losses. As of June 30, 2018, the reserve related to PCI loans acquired from Doral Financial in 2014 and from Doral Bank in 2015 amounted to $11.4 million.

Changes in the accretable yield of PCI loans for the quarters and six-month periods ended June 30, 2018 and 2017 were as follows:

	Quarter Ended		Six-Month Period Ended
	June 30,	June 30,	June 30,	June 30,
	2018	2017	2018	2017
(In thousands)
Balance at beginning of period	$101,059	$113,665	$103,682	$116,462
Accretion recognized in earnings	(2,570)	(2,724)	(5,193)	(5,521)
Reclassification (to) from non-accretable	-	(1,970)	-	(1,970)
Balance at end of period	$98,489	$108,971	$98,489	$108,971

Changes in the carrying amount of loans accounted for pursuant to ASC 310-30 were as follows:
	Quarter Ended		Six-Month Period Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
(In thousands)
Balance at beginning of period	$155,281	$163,100	$158,174	$165,818
Accretion	2,570	2,724	5,193	5,521
Collections	(4,359)	(4,509)	(7,755)	(9,102)
Foreclosures	(1,250)	(947)	(3,370)	(1,869)
Ending balance	$152,242	$160,368	$152,242	$160,368
Allowance for loan losses	(11,354)	(9,446)	(11,354)	(9,446)
Ending balance, net of allowance for loan losses	$140,888	$150,922	$140,888	$150,922

Changes in the allowance for loan losses related to PCI loans were as follows:

	Quarter Ended		Six-Month Period Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
(In thousands)
Balance at beginning of period	$11,251	$6,857	$11,251	$6,857
Provision for loan losses	103	2,589	103	2,589
Balance at the end of period	$11,354	$9,446	$11,354	$9,446

 The outstanding principal balance of PCI loans, including amounts charged off by the Corporation, amounted to $188.0 million as of June 30, 2018 (December 2017 - $196.6 million).

Purchases and Sales of Loans

During the first six months of 2018, the Corporation purchased $29.7 million of residential mortgage loans consistent with a strategic program to purchase ongoing residential mortgage loan production from mortgage bankers in Puerto Rico. In general, the loans purchased from mortgage bankers were conforming residential mortgage loans. Purchases of conforming residential mortgage loans provide the Corporation the flexibility to retain or sell the loans, including through securitization transactions, depending upon the Corporation’s interest rate risk management strategies. When the Corporation sells such loans, it generally keeps the servicing of the loans.

     In the ordinary course of business, the Corporation sells residential mortgage loans (originated or purchased) to GNMA and government-sponsored entities (“GSEs”), such as FNMA and FHLMC, which generally securitize the transferred loans into mortgage-backed securities for sale into the secondary market. During the first six months of 2018, the Corporation sold $119.8 million of FHA/VA mortgage loans to GNMA, which packaged them into mortgage-backed securities. Also, during the first six months of 2018, the Corporation sold approximately $51.1 million of performing residential mortgage loans to FNMA and FHLMC.  The Corporation’s continuing involvement in these sold loans consists primarily of servicing the loans. In addition, the Corporation agreed to repurchase loans when it breaches any of the representations and warranties included in the sale agreement. These representations and warranties are consistent with the GSEs’ selling and servicing guidelines (i.e., ensuring that the mortgage was properly underwritten according to established guidelines). The total amount of loans sold in the secondary market included $9.8 million of seasoned residential mortgage loans sold to FNMA in the second quarter of 2018.

For loans sold to GNMA, the Corporation holds an option to repurchase individual delinquent loans issued on or after January 1, 2003 when the borrower fails to make any payment for three consecutive months. This option gives the Corporation the ability, but not the obligation, to repurchase the delinquent loans at par without prior authorization from GNMA.

Under ASC Topic 860, Transfer and Servicing, once the Corporation has the unilateral ability to repurchase the delinquent loan, it is considered to have regained effective control over the loan and is required to recognize the loan and a corresponding repurchase liability on the balance sheet regardless of the Corporation’s intent to repurchase the loan. As of June 30, 2018 and December 31, 2017, rebooked GNMA delinquent loans included in the residential mortgage loan portfolio amounted to $78.7 million and $62.1 million, respectively.

   During the first six months of 2018 and 2017, the Corporation repurchased, pursuant to its repurchase option with GNMA, $2.0 million and $17.5 million, respectively, of loans previously sold to GNMA.  The principal balance of these loans is fully guaranteed and the risk of loss related to the repurchased loans is generally limited to the difference between the delinquent interest payment advanced to GNMA, which is computed at the loan’s interest rate, and the interest payments reimbursed by FHA, which are computed at a pre-determined debenture rate. Repurchases of GNMA loans allow the Corporation, among other things, to maintain acceptable delinquency rates on outstanding GNMA pools and remain as a seller and servicer in good standing with GNMA. During the fourth quarter of 2017, the Corporation requested and received approval from GNMA for the exclusion of loans in the areas affected by Hurricanes Irma and Maria from calculations of delinquency and default ratios established in the GNMA Mortgage-Backed Securities Guide. The Corporation generally remediates any breach of representations and warranties related to the underwriting of such loans according to established GNMA guidelines without incurring losses. The Corporation’s estimate of losses related to breaches in representations and warranties is zero as of June 30, 2018.

Loan sales to FNMA and FHLMC are without recourse in relation to the future performance of the loans.  The Corporation repurchased at par loans previously sold to FNMA and FHLMC in the amount of $3 thousand and $16 thousand during the first half of 2018 and 2017, respectively. The Corporation’s risk of loss with respect to these loans is also minimal as these repurchased loans are generally performing loans with documentation deficiencies.

In addition, during the first six months of 2018, the Corporation purchased a $21.4 million commercial and industrial loan participation. Also, during the first six months of 2018, the Corporation sold a $5.6 million commercial and industrial adversely-classified loan in Puerto Rico (recording a charge-off of $1.3 million), a $10.4 million non-performing commercial mortgage loan held for sale in Puerto Rico, and a $9.2 million commercial and industrial loan participation in the Florida region.

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

Loan Portfolio Concentration

     The Corporation’s primary lending area is Puerto Rico.  The Corporation’s banking subsidiary, FirstBank, also lends in the USVI and BVI markets and in the United States (principally in the state of Florida).  Of the total gross loans held for investment of $8.6 billion as of June 30, 2018, credit risk concentration was approximately 75% in Puerto Rico, 19% in the United States, and 6% in the USVI and BVI.

    As of June 30, 2018, the Corporation had $54.6 million outstanding in loans extended to the Puerto Rico government, its municipalities and public corporations, compared to $55.9 million as of December 31, 2017. Approximately $33.1 million of the outstanding loans as of June 30, 2018 consisted of loans extended to municipalities in Puerto Rico, which in most cases are supported by assigned property tax revenues.  The vast majority of revenues of the municipalities included in the Corporation’s loan portfolio are independent of the Puerto Rico central government. These municipalities are required by law to levy special property taxes in such amounts as are required for the payment of all of their respective general obligation bonds and notes. Late in 2015, the GDB and the Municipal Revenue Collection Center (“CRIM”) signed and perfected a deed of trust. Through this deed, the GDB, as fiduciary, is bound to keep the CRIM funds separate from any other deposits and must distribute the funds pursuant to applicable law. The CRIM funds are deposited at another commercial depository financial institution in Puerto Rico. In addition to loans extended to municipalities, the Corporation’s exposure to the Puerto Rico government as of June 30, 2018 includes a $6.7 million loan extended to a unit of the central government, and a $14.8 million loan granted to an affiliate of PREPA.

    In addition, the Corporation had $114.7 million in exposure to residential mortgage loans that are guaranteed by the Puerto Rico Housing Finance Authority. Residential mortgage loans guaranteed by the Puerto Rico Housing Finance Authority are secured by the underlying properties and the guarantees serve to cover shortfalls in collateral in the event of a borrower default. The Puerto Rico government guarantees up to $75 million of the principal under the mortgage loan insurance program. According to the most recently-released audited financial statements of the Puerto Rico Housing Finance Authority, as of June 30, 2016, the Puerto Rico Housing Finance Authority’s mortgage loans insurance program covered loans in an aggregate of approximately $576 million. The regulations adopted by the Puerto Rico Housing Finance Authority require the establishment of adequate reserves to guarantee the solvency of the mortgage loan insurance fund. As of June 30, 2016, the most recent date as to which information is available, the Puerto Rico Housing Finance Authority had a restricted net position for such purposes of approximately $77.4 million.

    The Corporation also has credit exposure to USVI government entities. As of June 30, 2018, the Corporation had $72.5 million in loans to USVI government instrumentalities and public corporations, compared to $70.4 million as of December 31, 2017.  Of the amount outstanding as of June 30, 2018, public corporations of the USVI owed approximately $49.2 million and an independent instrumentality of the USVI government owed approximately $23.2 million.  As of June 30, 2018, all loans were currently performing and up to date on principal and interest payments.

    The Corporation cannot predict at this time the ultimate effect that the current fiscal situation of the Commonwealth of Puerto Rico, the uncertainty about the debt restructuring process, the various legislative and other measures adopted and to be adopted by the Puerto Rico government and the PROMESA oversight board in response to such fiscal situation, and the effect of Hurricane Maria will have on the Puerto Rico economy, the Corporation’s clients, and the Corporation’s financial condition and results of operations.

Troubled Debt Restructurings

The Corporation provides homeownership preservation assistance to its customers through a loss mitigation program in Puerto Rico that is similar to the U.S. government’s Home Affordable Modification Program guidelines. Depending upon the nature of borrowers’ financial condition, restructurings or loan modifications through this program, as well as other restructurings of individual commercial, commercial mortgage, construction, and residential mortgage loans, fit the definition of a TDR. A restructuring of a debt constitutes a TDR if the creditor, for economic or legal reasons related to the debtor’s financial difficulties grants a concession to the debtor that it would not otherwise consider. Modifications involve changes in one or more of the loan terms that bring a defaulted loan current and provide sustainable affordability. Changes may include, among others, the extension of the maturity of the loan and modifications of the loan rate. As of June 30, 2018, the Corporation’s total TDR loans held for investment of $557.2 million consisted of $342.9 million of residential mortgage loans, $91.7 million of commercial and industrial loans, $84.3 million of commercial mortgage loans, $6.4 million of construction loans, and $31.9 million of consumer loans. Outstanding unfunded commitments on TDR loans amounted to $1.4 million as of June 30, 2018. In addition, the loans held for sale portfolio includes a $30.0 million TDR construction loan.

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

   Prior to permanently modifying a loan, the Corporation may enter into trial modifications with certain borrowers. Trial modifications generally represent a six-month period during which the borrower makes monthly payments under the anticipated modified payment terms prior to a formal modification. Upon successful completion of a trial modification, the Corporation and the borrower enter into a permanent modification. TDR loans that are participating in or that have been offered a binding trial modification are classified as TDRs when the trial offer is made and continue to be classified as TDRs regardless of whether the borrower enters into a permanent modification. As of June 30, 2018, the Corporation classified an additional $1.1 million of residential mortgage loans as TDRs that were participating in or had been offered a trial modification.

For the commercial real estate, commercial and industrial, and construction loan portfolios, at the time of a restructuring, the Corporation determines, on a loan-by-loan basis, whether a concession was granted for economic or legal reasons related to the borrower’s financial difficulty. Concessions granted for loans in these portfolios could include: reductions in interest rates to rates that are considered below market; extension of repayment schedules and maturity dates beyond original contractual terms; waivers of borrower covenants; forgiveness of principal or interest; or other contractual changes that are considered to be concessions. The Corporation mitigates loan defaults for these loan portfolios through its collection function. The function’s objective is to minimize both early stage delinquencies and losses upon default of loans in these portfolios. In the case of the commercial and industrial, commercial mortgage, and construction loan portfolios, the Corporation’s Special Asset Group (“SAG”) focuses on strategies for the accelerated reduction of non-performing assets through note sales, short sales, loss mitigation programs, and sales of OREO.

In addition, the Corporation extends, renews, and restructures loans with satisfactory credit profiles. Many commercial loan facilities are structured as lines of credit, which generally have one-year terms and, therefore, are required to be renewed annually. Other facilities may be restructured or extended from time to time based upon changes in the borrower’s business needs, use of funds, timing of completion of projects, and other factors. If the borrower is not deemed to have financial difficulties, extensions, renewals, and restructurings are done in the normal course of business and not considered concessions, and the loans continue to be recorded as performing.

Selected information on TDR loans held for investment that includes the recorded investment by loan class and modification type is summarized in the following tables. This information reflects all TDRs held for investment:

	June 30, 2018
	Interest rate below market	Maturity or term extension	Combination of reduction in interest rate and extension of maturity	Forgiveness of principal and/or interest	Forbearance Agreement	Other (1)	Total
(In thousands)
Troubled Debt Restructurings:
Non-FHA/VA Residential Mortgage loans	$23,972	$8,481	$249,820	$-	$158	$60,423	$342,854
Commercial Mortgage loans	5,594	31,646	35,499	-	1,970	9,572	84,281
Commercial and Industrial loans	1,239	20,221	14,562	-	4,534	51,113	91,669
Construction loans:							-
Land	17	3,697	2,149	-	-	381	6,244
Construction-commercial (2)	-	-	-	-	-	-	-
Construction-residential	-	-	-	-	-	217	217
Consumer loans - Auto	-	1,746	11,666	-	-	6,280	19,692
Finance leases	-	158	1,436	-	-	-	1,594
Consumer loans - Other	1,178	1,612	5,932	216	-	1,707	10,645
Total Troubled Debt Restructurings	$32,000	$67,561	$321,064	$216	$6,662	$129,693	$557,196

(1)

 Other concessions granted by the Corporation included deferral of principal and/or interest payments for a period longer than what would be considered insignificant, payment plans under judicial stipulation, or a combination of the concessions listed in the table.

(2)	Excludes TDRs held for sale amounting to $30.0 million as of June 30, 2018.

	December 31, 2017
	Interest rate below market	Maturity or term extension	Combination of reduction in interest rate and extension of maturity	Forgiveness of principal and/or interest	Forbearance Agreement	Other (1)	Total
(In thousands)
Troubled Debt Restructurings:
Non-FHA/VA Residential Mortgage loans	$25,964	$8,318	$267,578	$-	$-	$62,070	$363,930
Commercial Mortgage loans	6,563	2,094	31,870	-	-	10,285	50,812
Commercial and Industrial loans	2,510	20,648	16,049	-	6,623	48,282	94,112
Construction loans:
Land	18	3,941	2,186	-	-	331	6,476
Construction-commercial	-	-	-	35,100	-	-	35,100
Construction-residential	-	-	-	-	-	217	217
Consumer loans - Auto	-	1,347	14,233	-	-	7,025	22,605
Finance leases	-	238	1,946	-	-	-	2,184
Consumer loans - Other	892	2,097	6,891	217	-	1,686	11,783
Total Troubled Debt Restructurings	$35,947	$38,683	$340,753	$35,317	$6,623	$129,896	$587,219

(1)

 Other concessions granted by the Corporation included deferral of principal and/or interest payments for a period longer than what would be considered insignificant, payment plans under judicial stipulation or a combination of the concessions listed in the table.

The following table presents the Corporationʼs TDR loans held for investment activity:

	Quarter Ended		Six-Month Period Ended
	June 30,		June 30,
	2018	2017	2018	2017
(In thousands)
Beginning balance of TDRs	$572,376	$602,364	$587,219	$647,048
New TDRs	13,228	13,368	56,647	54,267
Increases to existing TDRs	75	330	6,846	754
Charge-offs post modification (1)(2)	(8,616)	(9,365)	(17,787)	(24,027)
Sales, net of charge-offs	-	-	-	(53,245)
Foreclosures	(3,759)	(16,150)	(10,802)	(20,521)
TDR transferred to held for sale, net of charge-off	-	-	(30,000)	-
Paid-off and partial payments	(16,108)	(22,004)	(34,927)	(35,733)
Ending balance of TDRs	$557,196	$568,543	$557,196	$568,543

(1)	The six-month period ended June 30, 2018 includes a charge-off of $5.1 million associated with a $30.0 million construction loan transferred to held for sale.
(2)	The six-month period ended June 30, 2017 includes a charge-off of $10.7 million related to the sale of the PREPA credit line.

TDR loans are classified as either accrual or nonaccrual loans. Loans in accrual status may remain in accrual status when their contractual terms have been modified in a TDR if the loans had demonstrated performance prior to the restructuring and payment in full under the restructured terms is expected. Otherwise, loans on nonaccrual and restructured as a TDR will remain on nonaccrual status until the borrower has proven the ability to perform under the modified structure, generally for a minimum of six months, and there is evidence that such payments can, and are likely to, continue as agreed. Performance prior to the restructuring, or significant events that coincide with the restructuring, are included in assessing whether the borrower can meet the new terms and may result in the loan being returned to accrual status at the time of the restructuring or after a shorter performance period. If the borrower’s ability to meet the revised payment schedule is uncertain, the loan remains classified as a nonaccrual loan. Loan modifications increase the Corporation’s interest income by returning a non-performing loan to performing status, if applicable, increase cash flows by providing for payments to be made by the borrower, and limit increases in foreclosure and OREO costs. A TDR loan that specifies an interest rate that at the time of the restructuring is greater than or equal to the rate the Corporation is willing to accept for a new loan with comparable risk may not be reported as a TDR, or an impaired loan in the calendar years subsequent to the restructuring, if it is in compliance with its modified terms. The Corporation did not remove any loans from the TDR classification during the first six months of 2018 and 2017.

The following table provides a breakdown of the TDR loans held for investment by those in accrual and nonaccrual status:

	As of June 30, 2018

	Accrual	Nonaccrual (1)	Total TDRs
(In thousands)
Non-FHA/VA Residential Mortgage loans	$270,358	$72,496	$342,854
Commercial Mortgage loans	54,354	29,927	84,281
Commercial and Industrial loans	43,478	48,191	91,669
Construction loans:
Land	1,091	5,153	6,244
Construction-commercial (2)	-	-	-
Construction-residential	-	217	217
Consumer loans - Auto	13,345	6,347	19,692
Finance leases	1,334	260	1,594
Consumer loans - Other	9,321	1,324	10,645
Total Troubled Debt Restructurings	$393,281	$163,915	$557,196

(1)

Included in non-accrual loans are $51.7 million in loans that are performing under the terms of the restructuring agreement but are reported in nonaccrual status until the restructured loans meet the criteria of sustained payment performance under the revised terms for reinstatement to accrual status and are deemed fully collectible.

(2)		Excludes a $30.0 million non-performing construction loans transferred to held for sale during the first quarter of 2018.

	As of December 31, 2017

	Accrual	Nonaccrual (1)	Total TDRs
(In thousands)
Non- FHA/VA Residential Mortgage loans	$280,729	$83,201	$363,930
Commercial Mortgage loans	23,329	27,483	50,812
Commercial and Industrial loans	41,536	52,576	94,112
Construction loans:
Land	1,291	5,185	6,476
Construction-commercial	-	35,100	35,100
Construction-residential	-	217	217
Consumer loans - Auto	15,548	7,057	22,605
Finance leases	1,968	216	2,184
Consumer loans - Other	10,294	1,489	11,783
Total Troubled Debt Restructurings	$374,695	$212,524	$587,219

(1)

Included in non-accrual loans are $88.6 million in loans that are performing under the terms of the restructuring agreement but are reported in non-accrual status until the restructured loans meet the criteria of sustained payment performance under the revised terms for reinstatement to accrual status and are deemed fully collectible.

TDR loans exclude restructured residential mortgage loans that are guaranteed by the U.S. federal government (e.g., FHA/VA loans) totaling $62.2 million as of June 30, 2018 (December 31, 2017 - $62.1 million). The Corporation excludes FHA/VA guaranteed loans from TDR loan statistics given that, in the event that the borrower defaults on the loan, the principal and interest (at the specified debenture rate) are guaranteed by the U.S. government; therefore, the risk of loss on these types of loans is very low. The Corporation does not consider loans with U.S. federal government guarantees to be impaired loans for the purpose of calculating the allowance for loan and lease losses.

Loan modifications that are considered TDR loans completed during the quarters and six-month periods ended June 30, 2018 and 2017, were as follows:

	Quarter Ended June 30, 2018
	Number of contracts	Pre-modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(Dollars in thousands)
Troubled Debt Restructurings:
Non-FHA/VA Residential Mortgage loans	19	$2,034	$1,934
Commercial Mortgage loans	2	5,765	5,765
Commercial and Industrial loans	3	3,453	3,128
Construction loans:
Land	1	97	97
Consumer loans - Auto	76	1,245	1,239
Consumer loans - Other	231	1,034	1,065
Total Troubled Debt Restructurings	332	$13,628	$13,228

	Six-Month Period Ended June 30, 2018
	Number of contracts	Pre-modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(Dollars in thousands)
Troubled Debt Restructurings:
Non-FHA/VA Residential Mortgage loans	43	$4,642	$4,548
Commercial Mortgage loans	5	42,511	42,523
Commercial and Industrial loans	6	6,050	5,710
Construction loans:
Land	1	97	97
Consumer loans - Auto	121	1,925	1,919
Consumer loans - Other	367	1,819	1,850
Total Troubled Debt Restructurings	543	$57,044	$56,647

	Quarter Ended June 30, 2017
	Number of contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(Dollars in thousands)
Troubled Debt Restructurings:
Non-FHA/VA Residential Mortgage loans	48	$9,577	$9,483
Commercial Mortgage loans	2	267	267
Commercial and Industrial loans	2	326	326
Consumer loans - Auto	122	1,926	1,926
Finance leases	14	362	362
Consumer loans - Other	193	991	1,004
Total Troubled Debt Restructurings	381	$13,449	$13,368

	Six-Month Period Ended June 30, 2017
	Number of contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(Dollars in thousands)
Troubled Debt Restructurings:
Non-FHA/VA Residential Mortgage loans	88	$14,227	$13,991
Commercial Mortgage loans	8	22,705	22,465
Commercial and Industrial loans	5	11,074	11,074
Construction loans:
Land	1	25	28
Consumer loans - Auto	274	4,173	4,173
Finance leases	22	548	548
Consumer loans - Other	403	1,960	1,988
Total Troubled Debt Restructurings	801	$54,712	$54,267

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

   Loan modifications considered TDR loans that defaulted during the quarters and six-month periods ended June 30, 2018 and 2017, and had become TDR during the 12-months preceding the default date, were as follows:

	Quarter Ended June 30,
	2018		2017
	Number of contracts	Recorded Investment	Number of contracts	Recorded Investment
(Dollars in thousands)
Non-FHA/VA Residential Mortgage loans	6	$681	19	$2,614
Consumer loans - Auto	31	514	5	69
Consumer loans - Other	28	100	29	103
Total	65	$1,295	53	$2,786

	Six-Month Period Ended June 30,
	2018		2017
	Number of contracts	Recorded Investment	Number of contracts	Recorded Investment
(Dollars in thousands)
Non-FHA/VA Residential Mortgage loans	10	$1,068	22	$2,891
Commercial Mortgage loans	-	-	1	57
Consumer loans - Auto	33	537	9	130
Consumer loans - Other	39	154	46	164
Finance leases	1	22	-	-
Total	83	$1,781	78	$3,242

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

During the second quarter of 2018, a matured TDR commercial mortgage loan with a book value of $34 million was restructured using the A/B note workout strategy in which note A, with an outstanding balance of $29.4 million as of June 30, 2018 (net of approximately $3.6 million of payments collected in the second quarter), was underwritten to comply with the Corporation’s lending standards at current market rates for debt with similar credit risk characteristics. The A note was restored to accrual status at the time of the restructuring in the second quarter considering the borrower’s sustained historical repayment performance before the restructuring that demonstrated its ability to make timely interest and principal payments under the restructured terms. The B note totaling $33.4 million, consists of amounts mostly charged-off in prior periods and is fully charged-off as of June 30, 2018.

The following table provides additional information about the volume of this type of loan restructuring as of June 30, 2018 and the effect on the allowance for loan and lease losses in the first six months of 2018 and 2017:

	June 30, 2018	June 30, 2017
(In thousands)
Principal balance deemed collectible at end of period	$64,559	$36,141
Amount charged off	$1,137	$-
Charges to the provision for loan losses	$1,902	$388
Allowance for loan losses at end of period	$4,611	$5,529

Approximately $32.7 million of the loans restructured using the A/B note restructure workout strategy were in accrual status as of June 30, 2018. These loans continue to be individually evaluated for impairment purposes.

NOTE 8 – ALLOWANCE FOR LOAN AND LEASE LOSSES

The changes in the allowance for loan and lease losses were as follows:

	Residential Mortgage Loans	Commercial Mortgage Loans	Commercial & Industrial Loans	Construction Loans	Consumer Loans	Total

(In thousands)
Quarter ended June 30, 2018
Allowance for loan and lease losses:
Beginning balance	$56,386	$50,393	$47,659	$4,122	$67,296	$225,856
Charge-offs	(5,544)	(3,897)	(5,110)	(818)	(12,327)	(27,696)
Recoveries	689	38	1,376	138	2,098	4,339
Provision	3,599	2,184	75	507	13,171	19,536
Ending balance	$55,130	$48,718	$44,000	$3,949	$70,238	$222,035
Ending balance: specific reserve for impaired loans	$19,804	$12,204	$10,592	$1,061	$5,853	$49,514
Ending balance: purchased credit-impaired loans (1)	$10,954	$400	$-	$-	$-	$11,354
Ending balance: general allowance	$24,372	$36,114	$33,408	$2,888	$64,385	$161,167
Loans held for investment:
Ending balance	$3,238,001	$1,533,308	$2,009,049	$84,683	$1,775,250	$8,640,291
Ending balance: impaired loans	$409,085	$175,575	$111,371	$11,261	$32,842	$740,134
Ending balance: purchased credit-impaired loans	$148,025	$4,217	$-	$-	$-	$152,242
Ending balance: loans with general allowance	$2,680,891	$1,353,516	$1,897,678	$73,422	$1,742,408	$7,747,915

	Residential Mortgage Loans	Commercial Mortgage Loans	Commercial & Industrial Loans	Construction Loans	Consumer Loans	Total

(In thousands)
Six-Month Period Ended June 30, 2018
Allowance for loan and lease losses:
Beginning balance	$58,975	$48,493	$48,871	$4,522	$70,982	$231,843
Charge-offs	(8,915)	(10,707)	(7,040)	(5,995)	(24,399)	(57,056)
Recoveries	1,024	87	1,438	151	4,468	7,168
Provision	4,046	10,845	731	5,271	19,187	40,080
Ending balance	$55,130	$48,718	$44,000	$3,949	$70,238	$222,035
Ending balance: specific reserve for impaired loans	$19,804	$12,204	$10,592	$1,061	$5,853	$49,514
Ending balance: purchased credit-impaired loans (1)	$10,954	$400	$-	$-	$-	$11,354
Ending balance: general allowance	$24,372	$36,114	$33,408	$2,888	$64,385	$161,167
Loans held for investment:						-
Ending balance	$3,238,001	$1,533,308	$2,009,049	$84,683	$1,775,250	$8,640,291
Ending balance: impaired loans	$409,085	$175,575	$111,371	$11,261	$32,842	$740,134
Ending balance: purchased credit-impaired loans	$148,025	$4,217	$-	$-	$-	$152,242
Ending balance: loans with general allowance	$2,680,891	$1,353,516	$1,897,678	$73,422	$1,742,408	$7,747,915

	Residential Mortgage Loans	Commercial Mortgage Loans	Commercial & Industrial Loans	Construction Loans	Consumer Loans	Total

(In thousands)
Quarter ended June 30, 2017
Allowance for loan and lease losses:
Beginning balance	$35,775	$68,468	$45,970	$3,886	$49,132	$203,231
Charge-offs	(6,967)	(30,495)	(6,378)	(595)	(11,053)	(55,488)
Recoveries	891	78	4,624	133	1,920	7,646
Provision (release)	10,888	525	(2,134)	312	8,505	18,096
Ending balance	$40,587	$38,576	$42,082	$3,736	$48,504	$173,485
Ending balance: specific reserve for impaired loans	$13,786	$8,330	$10,788	$2,374	$5,516	$40,794
Ending balance: purchased credit-impaired loans (1)	$9,074	$372	$-	$-	$-	$9,446
Ending balance: general allowance	$17,727	$29,874	$31,294	$1,362	$42,988	$123,245
Loans held for investment:
Ending balance	$3,282,307	$1,611,730	$2,116,756	$122,093	$1,728,290	$8,861,176
Ending balance: impaired loans	$428,711	$140,621	$74,902	$50,557	$40,834	$735,625
Ending balance: purchased credit-impaired loans	$156,202	$4,166	$-	$-	$-	$160,368
Ending balance: loans with general allowance	$2,697,394	$1,466,943	$2,041,854	$71,536	$1,687,456	$7,965,183

	Residential Mortgage Loans	Commercial Mortgage Loans	Commercial & Industrial Loans	Construction Loans	Consumer Loans	Total

(In thousands)
Six-Month Period Ended June 30, 2017
Allowance for loan and lease losses:
Beginning balance	$33,980	$57,261	$61,953	$2,562	$49,847	$205,603
Charge-offs	(15,192)	(31,857)	(18,430)	(658)	(22,245)	(88,382)
Recoveries	1,640	108	5,499	578	4,901	12,726
Provision (release)	20,159	13,064	(6,940)	1,254	16,001	43,538
Ending balance	$40,587	$38,576	$42,082	$3,736	$48,504	$173,485
Ending balance: specific reserve for impaired loans	$13,786	$8,330	$10,788	$2,374	$5,516	$40,794
Ending balance: purchased credit-impaired loans (1)	$9,074	$372	$-	$-	$-	$9,446
Ending balance: general allowance	$17,727	$29,874	$31,294	$1,362	$42,988	$123,245
Loans held for investment:
Ending balance	$3,282,307	$1,611,730	$2,116,756	$122,093	$1,728,290	$8,861,176
Ending balance: impaired loans	$428,711	$140,621	$74,902	$50,557	$40,834	$735,625
Ending balance: purchased credit-impaired loans	$156,202	$4,166	$-	$-	$-	$160,368
Ending balance: loans with general allowance	$2,697,394	$1,466,943	$2,041,854	$71,536	$1,687,456	$7,965,183

(1)	Refer to Note 7- Loans Held For Investment-PCI Loans, for a detail of changes in the allowance for loan losses related to PCI loans.

The tables below present the allowance for loan and lease losses and the carrying value of loans by portfolio segment as of June 30, 2018 and December 31, 2017:

As of June 30, 2018	Residential Mortgage Loans	Commercial Mortgage Loans			Consumer and Finance Leases
				Construction Loans
(Dollars in thousands)			C&I Loans			Total
Impaired loans without specific reserves:
Principal balance of loans, net of charge-offs	$121,396	$58,992	$43,566	$-	$2,780	$226,734
Impaired loans with specific reserves:
Principal balance of loans, net of charge-offs	287,689	116,583	67,805	11,261	30,062	513,400
Allowance for loan and lease losses	19,804	12,204	10,592	1,061	5,853	49,514
Allowance for loan and lease losses to principal
balance	6.88%	10.47%	15.62%	9.42%	19.47%	9.64%
PCI loans:
Carrying value of PCI loans	148,025	4,217	-	-	-	152,242
Allowance for PCI loans	10,954	400	-	-	-	11,354
Allowance for PCI loans to carrying value	7.40%	9.49%	-	-	-	7.46%
Loans with general allowance:
Principal balance of loans	2,680,891	1,353,516	1,897,678	73,422	1,742,408	7,747,915
Allowance for loan and lease losses	24,372	36,114	33,408	2,888	64,385	161,167
Allowance for loan and lease losses to principal
balance	0.91%	2.67%	1.76%	3.93%	3.70%	2.08%
Total loans held for investment:
Principal balance of loans	$3,238,001	$1,533,308	$2,009,049	$84,683	$1,775,250	$8,640,291
Allowance for loan and lease losses	55,130	48,718	44,000	3,949	70,238	222,035
Allowance for loan and lease losses to principal
balance (1)	1.70%	3.18%	2.19%	4.66%	3.96%	2.57%

	Residential Mortgage Loans	Commercial Mortgage Loans			Consumer and Finance Leases
				Construction Loans
(Dollars in thousands)			C&I Loans			Total

As of December 31, 2017
Impaired loans without specific reserves:
Principal balance of loans, net of charge-offs	$116,818	$65,100	$28,292	$48	$2,788	$213,046

Impaired loans with specific reserves:
Principal balance of loans, net of charge-offs	316,616	87,814	90,008	47,218	35,606	577,262
Allowance for loan and lease losses	22,086	9,783	12,359	2,017	5,165	51,410
Allowance for loan and lease losses to principal
balance	6.98%	11.14%	13.73%	4.27%	14.51%	8.91%

PCI loans:
Carrying value of PCI loans	153,991	4,183	-	-	-	158,174
Allowance for PCI loans	10,873	378	-	-	-	11,251
Allowance for PCI loans to carrying value	7.06%	9.04%	-	-	-	7.11%

Loans with general allowance:
Principal balance of loans	2,703,532	1,457,875	1,964,953	64,131	1,711,503	7,901,994
Allowance for loan and lease losses	26,016	38,332	36,512	2,505	65,817	169,182
Allowance for loan and lease losses to principal
balance	0.96%	2.63%	1.86%	3.91%	3.85%	2.14%

Total loans held for investment:
Principal balance of loans	$3,290,957	$1,614,972	$2,083,253	$111,397	$1,749,897	$8,850,476
Allowance for loan and lease losses	58,975	48,493	48,871	4,522	70,982	231,843
Allowance for loan and lease losses to principal
balance (1)	1.79%	3.00%	2.35%	4.06%	4.06%	2.62%

__________

(1) Loans used in the denominator include PCI loans of $152.2 million and $158.2 million as of June 30, 2018 and December 31, 2017, respectively. However, the Corporation separately tracks and reports PCI loans and excludes these loans from the amounts of non-performing loans, impaired loans, TDRs and non-performing assets.

As of June 30, 2018, the Corporation maintained a $0.2 million reserve for unfunded loan commitments (December 31, 2017 - $0.7 million), mainly related to outstanding commitments on floor plan revolving lines of credit. The reserve for unfunded loan commitments is an estimate of the losses inherent in off-balance sheet loan commitments to borrowers that are experiencing financial difficulties at the balance sheet date. It is calculated by multiplying an estimated loss factor by an estimated probability of funding, and then by the period-end amounts for unfunded commitments. The reserve for unfunded loan commitments is included as part of accounts payable and other liabilities in the consolidated statement of financial condition and any change to the reserve is included as part of other non-interest expenses in the consolidated statements of income.

  During the second quarter of 2018, the Corporation implemented certain enhancements to the methodology behind the calculation of the allowance for commercial loans, which include, among others, a revised procedure whereby historical loss rates for each commercial loan regulatory-based credit risk category (i.e., pass, special mention, substandard, and doubtful) are now calculated using the historical charge-offs and portfolio balances over their average loss emergence period (the “raw loss rate”) for each credit risk classification. However, when not enough loss experience is observed in a particular risk-rated category and the calculation results in a loss rate for such risk-rated category that is lower than the loss rate of a less severe risk-rated category, the Corporation now uses the loss rate of such less severe category.   Accordingly, during the second quarter of 2018, the Corporation applied the raw loss rate determined for loans rated pass to the commercial real estate loans rated special mention, instead of the lower raw loss rate that resulted for the special mention category.

As of March 31, 2018, the historical losses and portfolio balances of special mention loans were allocated to pass or substandard categories based on the historical proportion of loans in this risk category that ultimately cured or resulted in being uncollectible.

In addition, during the second quarter of 2018, the Corporation implemented refinements to the measurement of qualitative factors in the estimation process of the allowance for loan losses for commercial and consumer loans primarily consisting of the incorporation of a basis point adjustment derived from the difference between the average raw loss rate and the highest loss rates observed during a look-back period that management determined was appropriate to use for each region to identify any relevant effect during an economic cycle.

Although the net effect of these refinements was immaterial to the total provision expense, on a portfolio basis these enhancements resulted in a $1.6 million decrease in the provision for commercial and construction loans in the second quarter of 2018, offset by a $1.6 million increase in the provision for consumer loans.

NOTE 9 – LOANS HELD FOR SALE

The Corporation’s loans held-for-sale portfolio as of the dates indicated was composed of:

	June 30, 2018	December 31, 2017
(In thousands)
Residential mortgage loans	$26,269	$24,690
Construction loans (1)	37,732	8,290
Commercial mortgage loans (1)(2)	16,814	-
Total	$80,815	$32,980

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

(2)

During the second quarter of 2018, the Corporation completed the sale of a $10.4 million non-performing commercial mortgage loan that was among the loans transferred to held for sale in the first quarter of 2018.

NOTE 10 –  OTHER REAL ESTATE OWNED

The following table presents OREO inventory as of the dates indicated:

	June 30,	December 31,
	2018	2017
(In thousands)
OREO
OREO balances, carrying value:
Residential (1)	$57,579	$54,381
Commercial	75,844	82,871
Construction	9,932	10,688
Total	$143,355	$147,940

(1)

Excludes $14.5 million and $21.3 million as of June 30, 2018 and December 31, 2017, respectively, of foreclosures that meet the conditions of ASC Topic 310-40 and are presented as a receivable (other assets) in the statement of financial condition.

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

The Corporation designates a derivative as a fair value hedge, cash flow hedge or economic undesignated hedge when it enters into the derivative contract.  As of June 30, 2018 and December 31, 2017, all derivatives held by the Corporation were considered economic undesignated hedges.  These undesignated hedges were recorded at fair value with the resulting gain or loss recognized in current earnings.

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

The following table summarizes the notional amounts of all derivative instruments:

	Notional Amounts (1)
	As of	As of
	June 30,	December 31,
	2018	2017
(In thousands)
Undesignated economic hedges:
Interest rate contracts:
Written interest rate cap agreements	$90,010	$91,010
Purchased interest rate cap agreements	90,010	91,010
Forward Contracts:
Sale of TBA GNMA MBS pools	30,000	26,000
Forward loan sales commitments	6,304	-
	$216,324	$208,020

(1)	Notional amounts are presented on a gross basis with no netting of offsetting exposure positions.

The following table summarizes for derivative instruments their fair values and location in the consolidated statements of financial condition:

	Asset Derivatives			Liability Derivatives
	Statement of	June 30,	December 31,		June 30,	December 31,
	Financial	2018	2017		2018	2017
	Condition Location	Fair Value	Fair Value	Statement of Financial Condition Location	Fair Value	Fair Value
(In thousands)

Undesignated economic hedges:
Interest rate contracts:
Written interest rate cap agreements	Other assets	$-	$-	Accounts payable and other liabilities	$799	$305
Purchased interest rate cap agreements	Other assets	799	305	Accounts payable and other liabilities	-	-
Forward Contracts:
Sales of TBA GNMA MBS pools	Other assets	7	7	Accounts payable and other liabilities	122	19
Forward loan sales commitments	Other assets	-	-	Accounts payable and other liabilities	-	-
		$806	$312		$921	$324

The following table summarizes the effect of derivative instruments on the consolidated statement of income:

		(Loss) or Gain		(Loss) or Gain
	Location of (Loss) or Gain	Quarter Ended		Six-Month Period Ended
	Recognized in Statement	June 30,		June 30,
	of Income on Derivatives	2018	2017	2018	2017

		(In thousands)
UNDESIGNATED ECONOMIC HEDGES:
Interest rate contracts:
Written and purchased interest rate cap agreements	Interest income - Loans	$-	$-	$-	$(1)
Forward contracts:
Sales of TBA GNMA MBS pools	Mortgage Banking Activities	(51)	364	(103)	308
Forward loan sales commitments	Mortgage Banking Activities	-	-	-	-
Total (loss) gain on derivatives		$(51)	$364	$(103)	$307

Derivative instruments are subject to market risk.  As is the case with investment securities, the market value of derivative instruments is largely a function of the financial market’s expectations regarding the future direction of interest rates.  Accordingly, current market values are not necessarily indicative of the future effect of derivative instruments on earnings.  This will depend, for the most part, on the shape of the yield curve, and the level of interest rates, as well as the expectations for rates in the future.

As of June 30, 2018, the Corporation had not entered into any derivative instrument containing credit-risk-related contingent features.

NOTE 12 – OFFSETTING OF ASSETS AND LIABILITIES

The Corporation enters into master agreements with counterparties, primarily related to derivatives and repurchase agreements, that may allow for netting of exposures in the event of default. In an event of default, each party has a right of set-off against the other party for amounts owed under the related agreement and any other amount or obligation owed in respect of any other agreement or transaction between them. The following table presents information about the offsetting of financial assets and liabilities, as well as derivative assets and liabilities:

Offsetting of Financial Assets and Derivative Assets

				Gross Amounts Not Offset in the Statement of Financial Position
			Net Amounts of Assets Presented in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position
				Financial Instruments	Cash Collateral
As of June 30, 2018						Net Amount
(In thousands)
Description
Derivatives	$799	$-	$799	$(29)	$(770)	$-
Securities purchased under agreements to resell	200,000	(200,000)	-	-	-	-
Total	$200,799	$(200,000)	$799	$(29)	$(770)	$-

				Gross Amounts Not Offset in the Statement of Financial Position
			Net Amounts of Assets Presented in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position
				Financial Instruments	Cash Collateral
As of December 31, 2017						Net Amount
(In thousands)
Description
Derivatives	$305	$-	$305	$(305)	$-	$-
Securities purchased under agreements to resell	200,000	(200,000)	-	-	-	-
Total	$200,305	$(200,000)	$305	$(305)	$-	$-

Offsetting of Financial Liabilities and Derivative Liabilities

Gross Amounts Not Offset in the Statement of Financial Position
Net Amounts of Liabilities Presented in the Statement of Financial Position
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position
				Financial Instruments	Cash Collateral
As of June 30, 2018						Net Amount
(In thousands)
Description
Securities sold under agreements to repurchase	$400,000	$(200,000)	$200,000	$(200,000)	$-	$-

Gross Amounts Not Offset in the Statement of Financial Position
Net Amounts of Liabilities Presented in the Statement of Financial Position
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position
				Financial Instruments	Cash Collateral
As of December 31, 2017						Net Amount
(In thousands)
Description
Derivatives	$-	$-	$-	$-	$-	$-
Securities sold under agreements to repurchase	$500,000	$(200,000)	$300,000	$(300,000)	$-	$-

NOTE 13 – GOODWILL AND OTHER INTANGIBLES

Goodwill as of June 30, 2018 and December 31, 2017 amounted to $28.1 million, recognized as part of “Other Assets” in the consolidated statements of financial condition. The Corporation conducted its annual evaluation of goodwill and other intangibles during the fourth quarter of 2017. The Corporation’s goodwill is related to the acquisition of FirstBank Florida in 2005.

There have been no significant events related to the Florida reporting unit that could indicate potential goodwill impairment since the date of the last evaluation; therefore, no goodwill impairment evaluation was performed during the first six months of 2018. Goodwill and other indefinite life intangibles are reviewed at least annually for impairment.

In connection with the acquisition of the FirstBank-branded credit card loan portfolio, in the second quarter of 2012, the Corporation recognized a purchased credit card relationship intangible of $24.5 million, which is being amortized over the remaining estimated life of 3.3 years on an accelerated basis based on the estimated attrition rate of the purchased credit card accounts, which reflects the pattern in which the economic benefits of the intangible asset are consumed. These benefits are consumed as the revenue stream generated by the cardholder relationship is realized.

    The core deposit intangible includes the core deposit acquired in the February 2015 Doral Bank transaction amounting to $3.4 million as of June 30, 2018.

    In the first quarter of 2016, FirstBank Insurance Agency acquired certain insurance customer accounts and related customer records and recognized an insurance customer relationship intangible of $1.1 million ($0.7 million as of June 30, 2018), which is being amortized over the next 4.5 years on a straight-line basis. The acquired accounts have a direct relationship to the previous mortgage loan portfolio acquisitions from Doral Bank and Doral Financial in 2015 and 2014.

The following table shows the gross amount and accumulated amortization of the Corporation’s intangible assets recognized as part of Other Assets in the consolidated statements of financial condition:

	As of	As of
	June 30,	December 31,
	2018	2017
(Dollars in thousands)
Core deposit intangible:
Gross amount, beginning of period	$51,664	$51,664
Accumulated amortization (1)	(46,829)	(46,186)
Net carrying amount	$4,835	$5,478

Remaining amortization period	6.5 years	7.0 years

Purchased credit card relationship intangible:
Gross amount	$24,465	$24,465
Accumulated amortization (2)	(17,614)	(16,465)
Net carrying amount	$6,851	$8,000

Remaining amortization period	3.3 years	3.9 years

Insurance customer relationship intangible:
Gross amount	$1,067	$1,067
Accumulated amortization (3)	(368)	(292)
Net carrying amount	$699	$775

Remaining amortization period	4.5 years	5.0 years

(1)

For the quarter and six-month period ended June 30, 2018, the amortization expense of core deposit intangibles amounted to $0.2 million and $0.6 million, respectively (2017 - $0.5 million and $0.9 million, respectively).

(2)

For the quarter and six-month period ended June 30, 2018, the amortization expense of the purchased credit card relationship intangible amounted to $0.6 million and $1.1 million, respectively (2017 - $0.6 million and $1.3 million, respectively).

(3)

For the quarter and six-month period ended June 30, 2018, the amortization expense of insurance customer relationship intangible amounted to $38 thousand and $76 thousand, respectively (2017 - $38 thousand and $76 thousand, respectively).

The estimated aggregate annual amortization expense related to the intangible assets for future periods is as follows:

Amount
(In thousands)
2018	$1,723
2019	3,088
2020	2,851
2021	2,658
2022	915
2023 and after	1,150

NOTE 14 – NON CONSOLIDATED VARIABLE INTEREST ENTITIES (“VIE”) AND SERVICING ASSETS

   The Corporation transfers residential mortgage loans in sale or securitization transactions in which it has continuing involvement, including servicing responsibilities and guarantee arrangements. All such transfers have been accounted for as sales as required by applicable accounting guidance.

    When evaluating the need to consolidate counterparties to which the Corporation has transferred assets, or with which the Corporation has entered into other transactions, the Corporation first determines if the counterparty is an entity for which a variable interest exists. If no scope exception is applicable and a variable interest exists, the Corporation then evaluates if it is the primary beneficiary of the VIE and whether the entity should be consolidated or not.

Below is a summary of transfers of financial assets to VIEs for which the Corporation has retained some level of continuing involvement:

GNMA

The Corporation typically transfers first lien residential mortgage loans in conjunction with GNMA securitization transactions in which the loans are exchanged for cash or securities that are readily redeemed for cash proceeds and servicing rights. The securities issued through these transactions are guaranteed by the issuer and, under seller/servicer agreements, the Corporation is required to service the loans in accordance with the issuers’ servicing guidelines and standards. As of June 30, 2018, the Corporation serviced loans securitized through GNMA with a principal balance of $1.7 billion.

Trust-Preferred Securities

     In 2004, FBP Statutory Trust I, a financing trust that is wholly owned by the Corporation, sold to institutional investors $100 million of its variable-rate trust-preferred securities. FBP Statutory Trust I used the proceeds of the issuance, together with the proceeds of the purchase by the Corporation of $3.1 million of FBP Statutory Trust I variable-rate common securities, to purchase $103.1 million aggregate principal amount of the Corporation’s Junior Subordinated Deferrable Debentures. Also in 2004, FBP Statutory Trust II, a financing trust that is wholly owned by the Corporation, sold to institutional investors $125 million of its variable-rate trust-preferred securities. FBP Statutory Trust II used the proceeds of the issuance, together with the proceeds of the purchase by the Corporation of $3.9 million of FBP Statutory Trust II variable-rate common securities, to purchase $128.9 million aggregate principal amount of the Corporation’s Junior Subordinated Deferrable Debentures. The debentures are presented in the Corporation’s consolidated statement of financial condition as Other Borrowings, net of related issuance costs. The variable-rate trust-preferred securities are fully and unconditionally guaranteed by the Corporation. The Junior Subordinated Deferrable Debentures issued by the Corporation in April 2004 and September 2004 mature on June 17, 2034 and September 20, 2034, respectively; however, under certain circumstances, the maturity of Junior Subordinated Deferrable Debentures may be shortened (such shortening would result in a mandatory redemption of the variable-rate trust-preferred securities).

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

     The Collins Amendment to the Dodd-Frank Wall Street Reform and Consumer Protection Act eliminated certain trust-preferred securities from Tier 1 Capital; however, these instruments may remain in Tier 2 capital until the instruments are redeemed or mature. Under the indentures, the Corporation has the right, from time to time, and without causing an event of default, to defer payments of interest on the Junior Subordinated Deferrable Debentures by extending the interest payment period at any time and from time to time during the term of the subordinated debentures for up to twenty consecutive quarterly periods. During the second quarter of 2016, the Corporation, having received approval from the Federal Reserve, paid $31.2 million for all of the accrued but deferred interest payments plus the interest for the second quarter of 2016 on the Corporation’s subordinated debentures associated with its trust preferred securities. Subsequently, the Corporation has received quarterly approvals that have enabled it to make scheduled quarterly interest payments. As of June 30, 2018, the Corporation was current on all interest payments due on its subordinated debt. In October 2017, the New York FED terminated the formal written agreement (the “Written Agreement”) entered into on June 3, 2010 between the Corporation and the Reserve Bank. However, the Corporation has agreed with its regulators to continue to obtain approval before paying dividends, receiving dividends from the Bank, making payments on subordinated debt or trust-preferred securities, incurring or guaranteeing debt or purchasing or redeeming any corporate stock. The Corporation has received approval to make the subordinated debentures’ quarterly payment for September 30, 2018.

Grantor Trusts

    During 2004 and 2005, an unaffiliated party, referred to in this subsection as the seller, established a series of statutory trusts to effect the securitization of mortgage loans and the sale of trust certificates (the “Grantor Trusts”). The seller initially provided the servicing for a fee, which is senior to the obligations to pay trust certificate holders. The seller then entered into a sales agreement through which it sold and issued the trust certificates in favor of the Corporation’s banking subsidiary. Currently, the Bank is the sole owner of the trust certificates; the servicing of the underlying residential mortgages that generate the principal and interest cash flows is performed by another third party, which receives a servicing fee. The securities are variable-rate securities indexed to 90-day LIBOR plus a spread. The principal payments from the underlying loans are remitted to a paying agent (servicer), who then remits interest to the Bank. Interest income is shared to a certain extent with the FDIC, which has an interest only strip (“IO”) tied to the cash flows of the underlying loans and is entitled to receive the excess of the interest income less a servicing fee over the variable rate income that the Bank earns on the securities. This IO is limited to the weighted-average coupon on the securities. The FDIC became the owner of the IO upon its intervention of the seller, a failed financial institution. No recourse agreement exists, and the Bank, as a sole holder of the certificates, absorbs all risks from losses on non-accruing loans and repossessed collateral.  As of June 30, 2018, the amortized cost and fair value of the Grantor Trusts amounted to $20.6 million and $15.1 million, respectively, with a weighted average yield of 4.51%, which is included as part of the Corporation’s available-for-sale investment securities portfolio.

Investment in unconsolidated entity

   On February 16, 2011, FirstBank sold an asset portfolio consisting of performing and non-performing construction, commercial mortgage and commercial and industrial loans with an aggregate book value of $269.3 million to CPG/GS, an entity organized under the laws of the Commonwealth of Puerto Rico and majority owned by PRLP Ventures LLC (“PRLP”), a company created by Goldman, Sachs & Co. and Caribbean Property Group.  In connection with the sale, the Corporation received $88.5 million in cash and a 35% interest in CPG/GS, and made a loan in the amount of $136.1 million representing seller financing provided by FirstBank. The loan matured in February 2018 and was refinanced and consolidated with other outstanding loans of CPG/GS in the second quarter of 2018. As of June 30, 2018, the carrying amount of the new loan was $10.6 million, which was included in the Corporation’s commercial mortgage loans held for investment portfolio. This loan has a three-year maturity, bears a fixed-interest rate, and is primarily secured by income-producing real estate properties and certain residential units. FirstBank’s equity interest in CPG/GS is accounted for under the equity method. FirstBank recorded a loss on its interest in CPG/GS in 2014 that reduced to zero the carrying amount of the Bank’s investment in CPG/GS. No negative investment needs to be reported as the Bank has no legal obligation or commitment to provide further financial support to this entity; thus, no further losses have been or will be recorded on this investment.

     Cash proceeds received by CPG/GS have been first used to cover operating expenses and debt service payments, including those related to the refinanced loan described above, which must be substantially repaid before proceeds can be used for other purposes, including the return of capital to both PRLP and FirstBank. FirstBank will not receive any return on its equity interest until PRLP receives an aggregate amount equivalent to its initial investment and a priority return of at least 12%, which has not occurred, resulting in FirstBank’s interest in CPG/GS being subordinate to PRLP’s interest. CPG/GS will then begin to make payments pro rata to PRLP and FirstBank, 35% and 65%, respectively, until FirstBank has achieved a 12% return on its invested capital and the aggregate amount of distributions is equal to FirstBank’s capital contributions to CPG/GS.

   The Bank has determined that CPG/GS is a VIE in which the Bank is not the primary beneficiary. In determining the primary beneficiary of CPG/GS, the Bank considered applicable guidance that requires the Bank to qualitatively assess the determination of the primary beneficiary (or consolidator) of CPG/GS based on whether it has both the power to direct the activities of CPG/GS that most significantly affect the entity’s economic performance and the obligation to absorb losses of, or the right to receive benefits from, CPG/GS that could potentially be significant to the VIE. The Bank determined that it does not have the power to direct the activities that most significantly impact the economic performance of CPG/GS as it does not have the right to manage or influence the loan portfolio, foreclosure proceedings, or the construction and sale of the property; therefore, the Bank concluded that it is not the primary beneficiary of CPG/GS.

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

The changes in servicing assets are shown below:

	Quarter Ended		Six-Month Period Ended
	June 30,		June 30,
(In thousands)	2018	2017	2018	2017

Balance at beginning of period	$26,135	$26,330	$25,255	$26,244
Capitalization of servicing assets	1,138	1,049	2,025	1,924
Amortization	(729)	(779)	(1,466)	(1,567)
Adjustment to fair value	617	(197)	1,330	(357)
Other (1)	30	99	47	258
Balance at end of period	$27,191	$26,502	$27,191	$26,502

(1)	Amount represents the adjustment to fair value related to the repurchase of loans serviced for others.

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

Changes in the impairment allowance were as follows:

	Quarter Ended		Six-Month Period Ended
	June 30,		June 30,
	2018	2017	2018	2017
(In thousands)
Balance at beginning of period	$673	$-	$1,451	$461
Temporary impairment charges	20	197	37	357
OTTI of servicing assets	-	-	(65)	(621)
Recoveries	(637)	-	(1,367)	-
Balance at end of period	$56	$197	$56	$197

The components of net servicing income are shown below:

	Quarter Ended		Six-Month Period Ended
	June 30,		June 30,
	2018	2017	2018	2017

(In thousands)
Servicing fees	$2,058	$1,975	$4,178	$3,999
Late charges and prepayment penalties	146	138	266	237
Adjustment for loans repurchased	30	99	47	258
Other	-	(28)	-	(35)
Servicing income, gross	2,234	2,184	4,491	4,459
Amortization and impairment of servicing assets	(112)	(977)	(136)	(1,925)
Servicing income, net	$2,122	$1,207	$4,355	$2,534

The Corporation’s servicing assets are subject to prepayment and interest rate risks. Key economic assumptions used in determining the fair value at the time of sale of the related mortgages ranged as follows:

	Maximum	Minimum
Six-Month Period Ended June 30, 2018:
Constant prepayment rate:
Government-guaranteed mortgage loans	5.7%	5.6%
Conventional conforming mortgage loans	6.3%	6.2%
Conventional non-conforming mortgage loans	9.6%	9.1%
Discount rate:
Government-guaranteed mortgage loans	12.0%	12.0%
Conventional conforming mortgage loans	10.0%	10.0%
Conventional non-conforming mortgage loans	14.3%	14.3%

Six-Month Period Ended June 30, 2017:
Constant prepayment rate:
Government-guaranteed mortgage loans	6.0%	6.0%
Conventional conforming mortgage loans	6.4%	6.3%
Conventional non-conforming mortgage loans	9.5%	9.1%
Discount rate:
Government-guaranteed mortgage loans	12.0%	12.0%
Conventional conforming mortgage loans	10.0%	10.0%
Conventional non-conforming mortgage loans	14.3%	14.3%

  The weighted averages of the key economic assumptions that the Corporation used in its valuation model and the sensitivity of the current fair value to immediate 10% and 20% adverse changes in those assumptions for mortgage loans as of June 30, 2018 were as follows:

(Dollars in thousands)
Carrying amount of servicing assets	$27,191
Fair value	$31,953
Weighted-average expected life (in years)	8.63

Constant prepayment rate (weighted-average annual rate)	-
Decrease in fair value due to 10% adverse change	$731
Decrease in fair value due to 20% adverse change	$1433

Discount rate (weighted-average annual rate)	-
Decrease in fair value due to 10% adverse change	$1,603
Decrease in fair value due to 20% adverse change	$3,067

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

NOTE 15 – DEPOSITS

The following table summarizes deposit balances as of the dates indicated:
	June 30,	December 31,
	2018	2017
(In thousands)
Type of account:
Non-interest bearing checking accounts	$2,317,149	$1,833,665
Savings accounts	2,360,345	2,401,385
Interest-bearing checking accounts	1,328,540	1,207,511
Certificates of deposit	2,389,383	2,429,585
Brokered certificates of deposit (CDs)	822,666	1,150,485
	$9,218,083	$9,022,631

Brokered CDs mature as follows:

June 30,
2018
(In thousands)

Three months or less	$148,917
Over three months to six months	180,053
Over six months to one year	128,815
Over one year to three years	284,747
Over three years to five years	78,753
Over five years	1,381
Total	$822,666

The following are the components of interest expense on deposits:

	Quarter Ended		Six-Month Period Ended
	June 30,		June 30,
	2018	2017	2018	2017
(In thousands)
Interest expense on deposits	$16,667	$15,883	$33,274	$31,351
Accretion of premium from acquisition	(2)	(15)	(5)	(38)
Amortization of broker placement fees	309	480	676	1,007
Interest expense on deposits	$16,974	$16,348	$33,945	$32,320

NOTE 16 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase (repurchase agreements) as of the dates indicated consisted of the following:

	June 30, 2018	December 31, 2017
(Dollars in thousands)
Short-term fixed-rate repurchase agreement with a rate of 1.53%	$-	$100,000
Long-term fixed-rate repurchase agreements,
interest ranging from 1.96% to 2.26% (1)(2)	200,000	200,000
	$200,000	$300,000

(1)	Reported net of securities purchased under agreements to repurchase (reverse repurchase agreements) by counterparty, when applicable, pursuant to Topic ASC 210-20-45-11.
(2)

As of June 30, 2018, includes $200 million with an average rate of 2.11% that lenders have the right to call before their contractual maturities at various dates beginning on July 19, 2018. Subsequent to June 30, 2018, no lender has exercised its call option on repurchase agreements.

Repurchase agreements mature as follows:

June 30, 2018
(In thousands)

Three to four years	200,000
Total	$200,000

As of June 30, 2018 and December 31, 2017, the securities underlying such agreements were delivered to the dealers with which the repurchase agreements were transacted.

Repurchase agreements as of June 30, 2018, grouped by counterparty, were as follows:

(Dollars in thousands)		Weighted-Average
Counterparty	Amount	Maturity (In Months)

JP Morgan Chase	$200,000	43

NOTE 17 – ADVANCES FROM THE FEDERAL HOME LOAN BANK (FHLB)

The following is a summary of the advances from the FHLB:

	June 30,	December 31,
(Dollars in thousands)	2018	2017

Long-term fixed-rate advances from FHLB, with a weighted-average
interest rate of 1.91%	$715,000	$715,000

Advances from FHLB mature as follows:

June 30, 2018
(In thousands)
Within one month	$25,000
Over three to six months	70,000
Over one to three years	420,000
Over three to five years	200,000
Total	$715,000

As of June 30, 2018, the Corporation used $162.0 million in letters of credit issued by the FHLB as pledges for public deposits in the Virgin Islands and had additional capacity of approximately $491.6 million on this credit facility based on collateral pledged at the FHLB, including a haircut reflecting the perceived risk associated with the collateral.

NOTE 18 – OTHER BORROWINGS

 Other borrowings, as of the indicated dates, consisted of:

	June 30,	December 31,
	2018	2017
	(In thousands)
Junior subordinated debentures due in 2034,
interest-bearing at a floating rate of 2.75%
over 3-month LIBOR (5.08% as of June 30, 2018
and 4.35% as of December 31, 2017) (1)	$65,593	$90,078
Junior subordinated debentures due in 2034,
interest-bearing at a floating rate of 2.50%
over 3-month LIBOR (4.82% as of June 30, 2018
and 4.12% as of December 31, 2017)	118,557	118,557
	$184,150	$208,635

(1) Refer to Note 14 - Non-Consolidated Variable Interest Entities (“VIE”) and Servicing Assets-Trust-Preferred Securities, for additional information about the Corporation repurchase and cancellation in the first quarter of 2018 of $23.8 million in trust-preferred securities associated with these junior subordinated debentures.

NOTE 19 – STOCKHOLDERS’ EQUITY

Common Stock

As of June 30, 2018 and December 31, 2017, the Corporation had 2,000,000,000 authorized shares of common stock with a par value of $0.10 per share. As of June 30, 2018 and December 31, 2017, there were 221,724,062 and 220,382,343 shares issued, respectively, and 217,185,449 and 216,278,040 shares outstanding, respectively.  Refer to Note 4 – Stock Based Compensation, for information about transactions related to common stock under the Omnibus Plan.

On May 17, 2018, the U.S. Treasury exercised its warrant to purchase 1,285,899 shares of the Corporation’s stock on a cashless basis resulting in the issuance of 730,571 shares of common stock and the use of 555,328 shares to cover the strike price of the transaction. Cash paid in lieu of fractional shares was $6.58.

Preferred Stock

The Corporation has 50,000,000 authorized shares of preferred stock with a par value of $1.00, redeemable at the Corporation’s option, subject to certain terms. This stock may be issued in series and the shares of each series have such rights and preferences as are fixed by the Board of Directors when authorizing the issuance of that particular series. As of June 30, 2018, the Corporation has five outstanding series of non-convertible, non-cumulative preferred stock: 7.125% non-cumulative perpetual monthly income preferred stock, Series A; 8.35% non-cumulative perpetual monthly income preferred stock, Series B; 7.40% non-cumulative perpetual monthly income preferred stock, Series C; 7.25% non-cumulative perpetual monthly income preferred stock, Series D; and 7.00% non-cumulative perpetual monthly income preferred stock, Series E.  The liquidation value per share is $25.

    Effective January 17, 2012, the Corporation delisted all of its outstanding series of non-convertible, non-cumulative preferred stock from the New York Stock Exchange. The Corporation has not arranged for listing and/or registration on another national securities exchange or for quotation of the Series A through E Preferred Stock in a quotation medium. In December 2016, for the first time since July 2009, the Corporation paid dividends on its non-cumulative perpetual monthly income preferred stock, after receiving regulatory approval. Since then, the Corporation has continued to pay monthly dividend payments on the non-cumulative perpetual monthly income preferred stock. The Corporation intends to request approval in future periods to continue monthly dividend payments on the non-cumulative perpetual monthly income preferred stock. The Corporation has received regulatory approval to pay the monthly dividends on the Corporation’s Series A through E Preferred Stock through September 2018.

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

Treasury stock

   During the first six months of 2018 and 2017, the Corporation withheld an aggregate of 424,810 shares and 326,653 shares, respectively, of the common stock paid to certain senior officers as additional compensation and restricted stock that vested during the first six months of 2018 and 2017 to cover employees’ payroll and income tax withholding liabilities; these shares are held as treasury stock. As of June 30, 2018, and December 31, 2017, the Corporation had 4,538,613 and 4,104,303 shares held as treasury stock, respectively.

FirstBank Statutory Reserve (Legal Surplus)

   The Banking Law of the Commonwealth of Puerto Rico requires that a minimum of 10% of FirstBank’s net income for the year be transferred to a legal surplus reserve until such surplus equals the total of paid-in-capital on common and preferred stock. Amounts transferred to the legal surplus reserve from the retained earnings account are not available for distribution to the Corporation, including for payment as dividends to the stockholders, without the prior consent of the Puerto Rico Commissioner of Financial Institutions. The Puerto Rico Banking Law provides that, when the expenditures of a Puerto Rico commercial bank are greater than receipts, the excess of the expenditures over receipts must be charged against the undistributed profits of the bank, and the balance, if any, must be charged against the legal surplus reserve, as a reduction thereof. If there is no legal surplus reserve sufficient to cover such balance in whole or in part, the outstanding amount must be charged against the capital account and the Bank cannot pay dividends until it can replenish the legal surplus reserve to an amount of at least 20% of the original capital contributed. During the fourth quarter of 2017, $7.3 million was transferred to the legal surplus reserve. FirstBank’s legal surplus reserve, included as part of retained earnings in the Corporation’s consolidated statement of financial condition, amounted to $59.7 million as of June 30, 2018. There were no transfers to the legal surplus reserve during the first six months of 2018.

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

    For the second quarter and first six months of 2018, the Corporation recorded an income tax expense of $10.2 million and $17.9 million, respectively, compared to an income tax expense of $9.3 million and $1.2 million for the comparable periods in 2017. The increase in the income tax expense for the second quarter of 2018, as compared to the same period a year ago, was primarily related to higher pre-tax earnings generated in 2018. The increase for the first six months of 2018, compared to same period in 2017, was mostly related to a  $13.2 million tax benefit recorded in the first quarter of 2017 as a result of the above discussed change in tax status of certain subsidiaries from taxable corporations to limited liability companies that have elected to be treated as partnerships for income tax purposes in Puerto Rico and, to a lesser extent, a higher pre-tax income subject to the estimated annual effective tax rate for the six month period ended June 30, 2018.

For the six-month period ended June 30, 2018, the Corporation calculated the provision for income taxes by applying the estimated annual effective tax rate for the full fiscal year to ordinary income or loss.  In the computation of the consolidated worldwide annual estimated effective tax rate, ASC Topic 740-270, “Income Taxes – Interim Reporting,” requires the exclusion of legal entities with pre-tax losses from which a tax benefit cannot be recognized.  The Corporation’s estimated annual effective tax rate in the first six months of 2018, excluding entities from which a tax benefit cannot be recognized and discrete items, was 25% compared to 24% for the first six months of 2017.  The estimated annual effective tax rate including all entities for the first six months of 2018 was 24% (25% excluding discrete items, primarily the tax benefit resulting from the excess tax benefit recognized during the first quarter of 2018 upon the vesting of shares granted under the Corporation’s stock-based compensation plan) compared to 14% for the first six months of 2017 (25% excluding discrete items, primarily the tax benefit resulting from the previously mentioned change in the tax status of two subsidiaries).

The Corporation’s net deferred tax asset amounted to $283.3 million as of June 30, 2018, net of a valuation allowance of $181.2 million, and management concluded, based upon the assessment of all positive and negative evidence, that it is more likely than not that the Corporation will generate sufficient taxable income within the applicable NOL carry-forward periods to realize such amount. The net deferred tax asset of the Corporation’s banking subsidiary, FirstBank, amounted to $283.2 million as of June 30, 2018, net of a valuation allowance of $144.6 million, compared to a net deferred tax asset of $294.7 million, net of a valuation allowance of $150.7 million, as of December 31, 2017.

During the third quarter of 2017, the Corporation completed a formal ownership change analysis within the meaning of Section 382 of the U.S. Internal Revenue Code (“Section 382”) covering a comprehensive period, and concluded that an ownership change occurred during such period. Section 382 limits the ability to utilize U.S. and USVI NOLs for income tax purposes at such jurisdictions following an event of an ownership change.  The Section 382 limitation could result in higher U.S. and USVI liabilities in the future than we would incur in the absence of such limitation. For the second quarter and first six months of 2018, and as a result of the Section 382 limitation, the Corporation incurred an income tax expense of approximately $1.0 million and $2.6 million, respectively, related to its U.S. operations. The limitation did not affect the USVI operations in the first half of 2018. Prospectively, the Corporation expects that it will be able to mitigate the adverse effects associated with the Section 382 limitation as any such tax paid in the U.S. or USVI could be creditable against Puerto Rico tax liabilities or taken as deduction against taxable income.  However, our ability to reduce our Puerto Rico tax liability through such a credit or deduction depends on our tax profile at each annual taxable period, which is dependent on various factors.

    As of June 30, 2018, the Corporation did not have Unrecognized Tax Benefits recorded on its books. The Corporation classifies all interest and penalties, if any, related to tax uncertainties as income tax expense. Audit periods remain open for review until the statute of limitations has passed. The statute of limitations under the 2011 PR Code is four years; the statute of limitations for U.S. and USVI income tax purposes is three years after a tax return is due or filed, whichever is later, for each. The completion of an audit by the taxing authorities or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Corporation’s liability for income taxes. Any such adjustment could be material to the results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. For U.S. and USVI income tax purposes, all tax years subsequent to 2013 remain open to examination. For Puerto Rico tax purposes, all tax years subsequent to 2012 remain open to examination.

On December 22, 2017, the United States president signed H.R.1, The Tax Cuts and Jobs Acts, which includes an overhaul of individual, business and international taxes and has affected our branch operations in the U.S. and the USVI. The bill includes measures reducing corporate taxes from 35% to 21%, a repeal of the corporate alternative minimum tax regime, changes to business deductions and NOLs, a 15.5% tax on mandatory repatriation of liquid assets, 10% tax on base erosion payments, and a minimum 10.5% tax on inclusion of global intangible low-tax income by U.S. shareholders, among other significant changes. The main provisions affecting our operations in the U.S. and the USVI in the first half of 2018 include: the change in tax rate to 21%, the limitation to the amount certain financial institutions may deduct for premiums paid to the FDIC, and changes in permanent differences, such as meals and entertainment deductions. Other significant provisions, such as the base erosion and anti-abuse tax, do not affect the Corporation’s U.S. and USVI branch operations since these operations’ receipts do not exceed the annual threshold of U.S. effectively connected gross receipts.

NOTE 21 – OTHER COMPREHENSIVE LOSS

The following table presents changes in accumulated other comprehensive loss for the quarters and six-month periods ended June 30, 2018 and 2017:

	Changes in Accumulated Other Comprehensive Loss by Component (1)
	Quarter ended June 30, 2018	Quarter ended June 30, 2017	Six-month period ended June 30, 2018	Six-month period ended June 30, 2017

(In thousands)
Unrealized net holding losses on debt securities
Beginning Balance	$(44,662)	$(23,688)	$(20,608)	$(34,383)
Other comprehensive (loss) income	(7,445)	9,434	(31,499)	7,898
Amounts reclassified from accumulated comprehensive loss	-	(371)	-	11,860
Ending balance	$(52,107)	$(14,625)	$(52,107)	$(14,625)

Unrealized holding losses on equity securities
Beginning Balance	$-	$(6)	$(6)	$(7)
Reclassification to retained earnings per ASU 2016-01	-	-	6	-
Other comprehensive income	-	2	-	3
Ending balance	$-	$(4)	$-	$(4)
____________________
(1) All amounts presented are net of tax.

The following table presents the amounts reclassified out of each component of accumulated other comprehensive loss during the quarters and six-month periods ended June 30, 2018 and 2017:

		Reclassifications Out of Accumulated Other Comprehensive Loss
		Quarter ended June 30,		Six-month period ended June 30,
	Affected Line Item in the Consolidated Statements of Income	2018	2017	2018	2017
(In thousands)
Unrealized holding losses on debt securities
Realized gain (loss) on sale of debt securities	Net gain on sale of
	investments	$-	$371	$-	$371
OTTI on debt securities	Net impairment losses
	on available-for-sale
	debt securities	-	-	-	(12,231)
	Total before tax	$-	$371	$-	$(11,860)
	Income tax	-	-	-	-
	Total, net of tax	$-	$371	$-	$(11,860)

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

For the first six months of 2018, there were no transfers into or out of Level 1, Level 2 or Level 3 of the fair value hierarchy.

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

Derivative instruments

The fair value of most of the Corporation’s derivative instruments is based on observable market parameters and takes into consideration the credit risk component of paying counterparties, when appropriate. On interest caps, only the seller’s credit risk is considered.  The caps were valued using a discounted cash flow approach based on the related LIBOR and swap rate for each cash flow.

A credit spread is considered for those derivative instruments that are not secured. The cumulative mark-to-market effect of credit risk in the valuation of derivative instruments for the quarters and six-month periods ended June 30, 2018 and 2017 was immaterial.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	As of June 30, 2018				As of December 31, 2017
	Fair Value Measurements Using				Fair Value Measurements Using
(In thousands)	Level 1	Level 2	Level 3	Assets/Liabilities at Fair Value	Level 1	Level 2	Level 3	Assets/Liabilities at Fair Value

Assets:
Securities available for sale :
Equity securities (1)	$-	$-	$-	$-	$418	$-	$-	$418
U.S. Treasury Securities	57,399	-	-	57,399	7,401	-	-	7,401
Noncallable U.S. agency debt securities	-	311,367	-	311,367	-	361,971	-	361,971
Callable U.S. agency debt securities and MBS	-	1,645,340	-	1,645,340	-	1,497,253	-	1,497,253
Puerto Rico government obligations	-	4,075	2,768	6,843	-	4,118	2,695	6,813
Private label MBS	-	-	15,061	15,061	-	-	17,060	17,060
Other investments	-	-	-	-	-	-	100	100
Equity securities (1)	412	-	-	412	-	-	-	-
Derivatives, included in assets:
Purchased interest rate cap agreements	-	799	-	799	-	305	-	305
Forward contracts	-	7	-	7	-	7	-	7
Liabilities:
Derivatives, included in liabilities:
Written interest rate cap agreements	-	799	-	799	-	305	-	305
Forward contracts	-	122	-	122	-	19	-	19

(1) As of January 1, 2018, the Corporation adopted ASU 2016-01, resulting in the reclassification of equity securities from available-for-sale investment securities to other investment securities. As of December 31, 2017, equity securities had a net unrealized loss of $6 thousand.

The table below presents a reconciliation of the beginning and ending balances of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarters and six-month periods ended June 30, 2018 and 2017.

	Quarter Ended June 30,
	2018	2017
Level 3 Instruments Only	Securities	Securities
(In thousands)	Available For Sale(1)	Available For Sale(1)

Beginning balance	$18,808	$21,382
Total gains (losses) (realized/unrealized):
Included in other comprehensive income	(279)	228
Principal repayments and amortization	(700)	(1,839)
Ending balance	$17,829	$19,771

(1)	Amounts mostly related to private label MBS.

	Six-Month Period Ended June 30,
	2018	2017
Level 3 Instruments Only	Securities	Securities
(In thousands)	Available For Sale(1)	Available For Sale(1)

Beginning balance	$19,855	$22,914
Total gains (realized/unrealized):
Included in other comprehensive income	193	746
Principal repayments and amortization	(2,219)	(3,889)
Ending balance	$17,829	$19,771

(1)	Amounts mostly related to private label MBS.

The tables below present qualitative information for significant assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of June 30, 2018 and December 31, 2017:

	June 30, 2018
(In thousands)	Fair Value	Valuation Technique	Unobservable Input	Range

Investment securities available-for-sale:

Private label MBS	$15,061	Discounted cash flows	Discount rate	14.6%
			Prepayment rate	5.0% - 23.0% (Weighted Average 12.6%)
			Projected Cumulative Loss Rate	0.0% - 8.7% (Weighted Average 3.9%)

Puerto Rico government obligations	2,768	Discounted cash flows	Discount rate	6.10%
			Prepayment rate	3.00%

	December 31, 2017
(In thousands)	Fair Value	Valuation Technique	Unobservable Input	Range

Investment securities available for sale:

Private label MBS	$17,060	Discounted cash flows	Discount rate	14.0%
			Prepayment rate	12.0% - 29.0% (Weighted Average 16.4%)
			Projected Cumulative Loss Rate	0.0% - 6.8% (Weighted Average 3.0%)

Puerto Rico government obligations	2,695	Discounted cash flows	Discount rate	6.61%
			Prepayment rate	3.00%

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

There were no changes in unrealized gains and losses recorded in earnings for the quarters and six-month period ended June 30, 2018 and 2017 for Level 3 assets and liabilities that were still held at the end of each period.

Additionally, fair value is used on a nonrecurring basis to evaluate certain assets in accordance with GAAP. Adjustments to fair value usually result from the application of lower-of-cost or market accounting (e.g., loans held for sale carried at the lower-of-cost or fair value and repossessed assets) or write downs of individual assets (e.g., goodwill and loans).

As of June 30, 2018, impairment or valuation adjustments were recorded for assets recognized at fair value on a non-recurring basis as shown in the following table:

	Carrying value as of June 30, 2018			(Losses) Gains recorded for the Quarter Ended June 30, 2018	(Losses) Gains recorded for the Six-Month Period Ended June 30, 2018
	Level 1	Level 2	Level 3
(In thousands)

Loans receivable (1)	$-	$-	$392,039	$(3,869)	$(17,972)
Other real estate owned (2)	-	-	143,355	(8,076)	(8,164)
Loans Held For Sale (3)	-	-	54,546	-	(5,830)

(1)

Consists mainly of impaired commercial and construction loans.  The impairments were generally measured based on the fair value of  the collateral. The fair values were derived from external appraisals that took into consideration prices in observed transactions involving similar assets in similar locations but adjusted for specific characteristics and assumptions of the collateral (e.g., absorption rates), which are not market observable.

(2)

The fair values were derived from appraisals that took into consideration prices in observed transactions involving similar assets in similar locations but adjusted for specific characteristics and assumptions of the properties (e.g., absorption rates and net operating income of income producing properties), which are not market observable.  Losses were related to market valuation adjustments after the transfer of the loans to the OREO portfolio.

(3)	The value of these loans was primarily derived from external appraisals, adjusted for specific characteristics of the loans.

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

Qualitative information regarding the fair value measurements for Level 3 financial instruments are as follows:

June 30, 2018
	Method	Inputs
Loans	Income, Market, Comparable Sales, Discounted Cash Flows	External appraised values; probability weighting of broker price opinions; management assumptions regarding market trends or other relevant factors
OREO	Income, Market, Comparable Sales, Discounted Cash Flows	External appraised values; probability weighting of broker price opinions; management assumptions regarding market trends or other relevant factors
Mortgage servicing rights	Discounted Cash Flows	Weighted average prepayment rate of 5.96%; weighted average discount rate of 11.24%

The following tables present the carrying value, estimated fair value and estimated fair value level of the hierarchy of financial instruments as of June 30, 2018 and December 31, 2017:

	Total Carrying Amount in Statement of Financial Condition June 30, 2018	Fair Value Estimate June 30, 2018	Level 1	Level 2	Level 3

(In thousands)

Assets:
Cash and due from banks and money
market investments (amortized cost)	$888,399	$888,399	$888,399	$-	$-
Investment securities available
for sale (fair value)	2,036,010	2,036,010	57,399	1,960,782	17,829
Investment securities held to maturity (amortized cost)	150,486	135,340	-	-	135,340
Equity Securities (fair value)	412	412	412	-	-
Other investment securities (amortized cost)	42,988	42,988	-	42,988	-
Loans held for sale (lower of cost or market)	80,815	81,236	-	26,690	54,546
Loans held for investment (amortized cost)	8,640,291
Less: allowance for loan and lease losses	(222,035)
Loans held for investment, net of allowance	$8,418,256	8,130,099	-	-	8,130,099
Derivatives, included in assets (fair value)	806	806	-	806	-

Liabilities:
Deposits (amortized cost)	9,218,083	9,224,516	-	9,224,516	-
Securities sold under agreements
to repurchase (amortized cost)	200,000	225,171	-	225,171	-
Advances from FHLB (amortized cost)	715,000	699,956	-	699,956	-
Other borrowings (amortized cost)	184,150	172,356	-	-	172,356
Derivatives, included in liabilities (fair value)	921	921	-	921	-

	Total Carrying Amount in Statement of Financial Condition December 31, 2017	Fair Value Estimate December 31, 2017	Level 1	Level 2	Level 3

(In thousands)

Assets:
Cash and due from banks and money
market investments (amortized cost)	$716,395	$716,395	$716,395	$-	$-
Investment securities available
for sale (fair value)	1,891,016	1,891,016	7,819	1,863,342	19,855
Investment securities
held to maturity (amortized cost)	150,627	131,032	-	-	131,032
Other investment securities (amortized cost)	43,119	43,119	-	43,119	-
Loans held for sale (lower of cost or market)	32,980	34,979	-	25,237	9,742
Loans held for investment (amortized cost)	8,850,476
Less: allowance for loan and lease losses	(231,843)
Loans held for investment, net of allowance	$8,618,633	8,372,865	-	-	8,372,865
Derivatives, included in assets (fair value)	312	312	-	312	-

Liabilities:
Deposits (amortized cost)	9,022,631	9,026,600	-	9,026,600	-
Securities sold under
agreements to repurchase (amortized cost)	300,000	325,913	-	325,913	-
Advances from FHLB (amortized cost)	715,000	707,272	-	707,272	-
Other borrowings (amortized cost)	208,635	189,424	-	-	189,424
Derivatives, included in liabilities (fair value)	324	324	-	324	-
Forward contracts

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

NOTE 23 – REVENUE FROM CONTRACTS WITH CUSTOMERS

As noted in Note 1 – Basis of Presentation and Significant Accounting Policies, the Corporation adopted the provisions of ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASC Topic 606”), on January 1, 2018. Results for reporting periods beginning after December 31, 2017 are presented under Topic 606, while prior period amounts have not been adjusted and continue to be reported in accordance with Topic 605.

Revenue Recognition

In accordance with ASC Topic 606, revenues are recognized when control of promised goods or services is transferred to customers in an amount that reflects the consideration to which the Corporation expects to be entitled in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC Topic 606, the Corporation performs the following five steps: (i) identifies the contract(s) with a customer; (ii) identifies the performance obligations in the contract; (iii) determines the transaction price; (iv) allocates the transaction price to the performance obligations in the contract; and (v) recognizes revenue when (or as) the Corporation satisfies a performance obligation. The Corporation only applies the five-step model to contracts when it is probable that the entity will collect the consideration to which it is entitled in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC Topic 606, the Corporation assesses the goods or services that are promised within each contract and identifies those that contain performance obligations, and assesses whether each promised good or service is distinct. The Corporation then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

Disaggregation of Revenue

The following table summarizes the Corporation’s revenue, which includes net interest income on financial instruments and non-interest income, disaggregated by type of service and business segments for the quarter and six-month period ended June 30, 2018:

(In thousands)	Mortgage Banking	Consumer (Retail) Banking	Commercial and Corporate	Treasury and Investments	United States Operations	Virgin Islands Operations	Total
Quarter ended June 30, 2018:
Net interest income (1)	$20,102	$55,138	$20,443	$12,443	$15,053	$7,292	$130,471
Service charges and fees on deposit accounts	-	3,279	1,230	-	142	693	5,344
Insurance commissions	-	1,618	-	-	33	129	1,780
Merchant-related income	-	964	201	-	-	208	1,373
Credit and debit card fees	-	4,296	336	-	151	518	5,301
Other service charges and fees	21	811	304	71	(60)	269	1,416
Not in scope of Topic 606 (1)	4,645	283	140	-	194	(4)	5,258
Total non-interest income	4,666	11,251	2,211	71	460	1,813	20,472
Total Revenue	$24,768	$66,389	$22,654	$12,514	$15,513	$9,105	$150,943

(In thousands)	Mortgage Banking	Consumer (Retail) Banking	Commercial and Corporate	Treasury and Investments	United States Operations	Virgin Islands Operations	Total
Six-month period ended June 30, 2018:
Net interest income (1)	$41,307	$106,187	$39,363	$24,961	$28,445	$14,901	$255,164
Service charges and fees on deposit accounts	-	6,444	2,322	-	276	1,390	10,432
Insurance commissions	-	4,762	-	-	45	328	5,135
Merchant-related income	-	1,609	362	-	-	393	2,364
Credit and debit card fees	-	8,465	591	-	279	1,060	10,395
Other service charges and fees	54	1,611	604	71	979	351	3,670
Not in scope of Topic 606 (1)	8,696	290	(409)	2,378	289	16	11,260
Total non-interest income	8,750	23,181	3,470	2,449	1,868	3,538	43,256
Total Revenue	$50,057	$129,368	$42,833	$27,410	$30,313	$18,439	$298,420

(1)

Most of the Corporation’s revenue is not within the scope of ASU No. 2014-09, Revenue from Contracts with Customers. The guidance explicitly excludes net interest income from financial assets and liabilities, as well as other noninterest income from loans, leases, investment securities and derivative financial instruments.

For the six-month period ended June 30, 2018, substantially all of the Corporation’s revenue under the scope of Topic 606 was related to performance obligations satisfied at a point in time.

The following is a discussion of revenues within the scope of ASC Topic 606.

Service Charges and Fees on Deposit Accounts

Service charges and fees on deposit accounts relate to fees generated from a variety of deposit products and services rendered to customers.  Charges include, but are not limited to, overdraft fees, non-sufficient fund fees, dormant fees and monthly service charges. Such fees are recognized concurrently with the event on a daily basis or on a monthly basis depending upon the customer’s cycle date.  These depository arrangements are considered day-to-day contracts that do not extend beyond the services performed, as customers have the right to terminate these contracts with no penalty or, if any, nonsubstantive penalties.  As a consequence, the income recognition under the standard is not different from the Corporation’s practice before the adoption of this guidance.

Insurance Commissions

For insurance commissions, which include regular and contingent commissions paid to the Corporation’s insurance agency, the agreements contain a performance obligation related to the sale/issuance of the policy and ancillary administrative post-issuance support. The performance obligation will be satisfied as the policies are issued and revenue will be recognized at that point in time.  In addition, contingent commission income was found to be constrained, as defined under the new standard. Contingent commission income will be included in the transaction price only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur or payments are received, which is consistent with the Corporation’s practice before the adoption of this guidance. For the quarter and six-month period ended June 30, 2018, the Corporation recognized revenue of $0.3 million and $2.4 million, respectively, as payments were received and constraints were released.

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

Contract Balances

A contract liability is an entity’s obligation to transfer goods or services to a customer in exchange for consideration from the customer. As mentioned above, during 2015, the Bank entered into a long-term strategic marketing alliance with another entity to which the Bank sold its merchant contracts portfolio and related POS terminals.  Merchant services are marketed through FirstBank’s branches and offices in Puerto Rico and the Virgin Islands.  Under the marketing and referral agreement, FirstBank shares with this entity revenues generated by the merchant contracts over the term of the 10-year agreement.  As of June 30, 2018, and December 31, 2017, this contract liability amounted to $2.2 million and $2.4 million, respectively, which will be recognized over the remaining term of the contract. For the quarter and six-month period ended June 30, 2018, the Corporation recognized revenue and contract liabilities decreased by approximately $0.1 million and $0.2 million, respectively, due to the passage of time. There were no changes in contract liabilities due to changes in transaction price estimates.

A contract asset is the right to consideration for transferred goods or services when the amount is conditioned on something other than the passage of time. As of June 30, 2018, and December 31, 2017, there were no receivables from contracts with customers or contract assets recorded on the Corporation’s consolidated financial statements.

Other

Except for the contract liabilities noted above, the Corporation did not have any significant performance obligations as of June 30, 2018. The Corporation also did not have any material contract acquisition costs and did not make any significant judgments or estimates in recognizing revenue for financial reporting purposes.

NOTE 24 – SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information is as follows:

	Six-Month Period Ended June 30,
	2018	2017
	(In thousands)

Cash paid for:
Interest on borrowings	$49,102	$44,613
Income tax	3,527	2,389
Non-cash investing and financing activities:
Additions to OREO	27,393	37,756
Additions to auto and other repossessed assets	30,194	22,731
Capitalization of servicing assets	2,025	1,924
Loan securitizations	119,754	131,808
Loans held for investment transferred to held for sale	69,851	-
Loans held for sale transferred to held for investment	385	10,206
Property plant and equipment transferred to other assets	-	1,185

NOTE 25 – SEGMENT INFORMATION

Based upon the Corporation’s organizational structure and the information provided to the Chief Executive Officer of the Corporation and, to a lesser extent, the Board of Directors, the operating segments are based primarily on the Corporation’s lines of business for its operations in Puerto Rico, the Corporation’s principal market, and by geographic areas for its operations outside of Puerto Rico.  As of June 30, 2018, the Corporation had six reportable segments: Commercial and Corporate Banking; Mortgage Banking; Consumer (Retail) Banking; Treasury and Investments; United States Operations; and Virgin Islands Operations.  Management determined the reportable segments based on the internal reporting used to evaluate performance and to assess where to allocate resources. Other factors such as the Corporation’s organizational chart, nature of the products, distribution channels, and the economic characteristics of the product were also considered in the determination of the reportable segment.

The Commercial and Corporate Banking segment consists of the Corporation’s lending and other services for large customers represented by specialized and middle-market clients and the public sector. The Commercial and Corporate Banking segment offers commercial loans, including commercial real estate and construction loans, and floor plan financings, as well as other products, such as cash management and business management services. The Mortgage Banking segment consists of the origination, sale, and servicing of a variety of residential mortgage loans. The Mortgage Banking segment also acquires and sells mortgages in the secondary markets.  In addition, the Mortgage Banking segment includes mortgage loans purchased from other local banks and mortgage bankers.  The Consumer (Retail) Banking segment consists of the Corporation’s consumer lending and deposit-taking activities conducted mainly through its branch network and loan centers. The Treasury and Investments segment is responsible for the Corporation’s investment portfolio and treasury functions that are executed to manage and enhance liquidity.  This segment also lends funds to the Commercial and Corporate Banking, Mortgage Banking and Consumer (Retail) Banking segments to finance their lending resources and borrows from those segments.  The Consumer (Retail) Banking and the United States Operations segments also lend funds to the other segments. The interest rates charged or credited by Treasury and Investments, the Consumer (Retail) Banking, and the United States Operations segments are allocated based on market rates. The difference between the allocated interest income or expense and the Corporation’s actual net interest income from centralized management of funding costs is reported in the Treasury and Investments segment. The United States Operations segment consists of all banking activities conducted by FirstBank in the United States mainland, including commercial and retail banking services.  The Virgin Islands Operations segment consists of all banking activities conducted by the Corporation in the USVI and BVI, including commercial and retail banking services.

The accounting policies of the segments are the same as those referred to in Note 1 – “Nature of Business and Summary of Significant Accounting Policies,” in the audited consolidated financial statements included in the 2017 Annual Report on Form 10-K.

The Corporation evaluates the performance of the segments based on net interest income, the provision for loan and lease losses, non-interest income and direct non-interest expenses. The segments are also evaluated based on the average volume of their interest-earning assets less the allowance for loan and lease losses.

The following table presents information about the reportable segments:

(In thousands)	Mortgage Banking	Consumer (Retail) Banking	Commercial and Corporate	Treasury and Investments	United States Operations	Virgin Islands Operations	Total
For the quarter ended June 30, 2018:
Interest income	$31,860	$44,050	$35,274	$15,428	$20,880	$8,141	$155,633
Net (charge) credit for transfer of funds	(11,758)	18,064	(14,831)	8,705	(180)	-	-
Interest expense	-	(6,976)	-	(11,690)	(5,647)	(849)	(25,162)
Net interest income	20,102	55,138	20,443	12,443	15,053	7,292	130,471

(Provision) release for loan and lease losses	(4,258)	(12,703)	(2,260)	-	(1,597)	1,282	(19,536)
Non-interest income	4,666	11,251	2,211	71	460	1,813	20,472
Direct non-interest expenses	(10,471)	(29,062)	(8,085)	(951)	(8,533)	(7,408)	(64,510)
Segment income	$10,039	$24,624	$12,309	$11,563	$5,383	$2,979	$66,897

Average earnings assets	$2,269,640	$1,584,114	$2,551,130	$2,692,677	$1,742,522	$541,624	$11,381,707

(In thousands)	Mortgage Banking	Consumer (Retail) Banking	Commercial and Corporate	Treasury and Investments	United States Operations	Virgin Islands Operations	Total
For the quarter ended June 30, 2017:
Interest income	$33,086	$43,369	$30,364	$14,657	$16,675	$9,223	$147,374
Net (charge) credit for transfer of funds	(11,500)	6,546	(9,012)	14,427	(461)	-	-
Interest expense	-	(6,183)	-	(12,112)	(4,372)	(803)	(23,470)
Net interest income	21,586	43,732	21,352	16,972	11,842	8,420	123,904

(Provision) release for loan and lease losses	(11,167)	(7,767)	770	-	(131)	199	(18,096)
Non-interest income	4,764	12,153	1,171	438	574	1,449	20,549
Direct non-interest expenses	(9,622)	(28,066)	(9,771)	(969)	(8,115)	(6,918)	(63,461)
Segment income	$5,561	$20,052	$13,522	$16,441	$4,170	$3,150	$62,896

Average earnings assets	$2,471,666	$1,772,605	$2,482,323	$2,142,975	$1,501,169	$609,280	$10,980,018

(In thousands)	Mortgage Banking	Consumer (Retail) Banking	Commercial and Corporate	Treasury and Investments	United States Operations	Virgin Islands Operations	Total
Six-Month Period Ended June 30, 2018
Interest income	$64,181	$86,600	$67,611	$29,682	$40,407	$16,570	$305,051
Net (charge) credit for transfer of funds	(22,874)	33,286	(28,248)	18,679	(843)	-	-
Interest expense	-	(13,699)	-	(23,400)	(11,119)	(1,669)	(49,887)
Net interest income	41,307	106,187	39,363	24,961	28,445	14,901	255,164

Provision for loan and lease losses	(4,639)	(18,496)	(9,060)	-	(3,056)	(4,829)	(40,080)
Non-interest income	8,750	23,181	3,470	2,449	1,868	3,538	43,256
Direct non-interest expenses	(18,191)	(55,963)	(14,799)	(1,899)	(16,489)	(15,030)	(122,371)
Segment income (loss)	$27,227	$54,909	$18,974	$25,511	$10,768	$(1,420)	$135,969

Average earnings assets	$2,280,770	$1,579,773	$2,578,498	$2,585,641	$1,726,310	$556,340	$11,307,332

(In thousands)	Mortgage Banking	Consumer (Retail) Banking	Commercial and Corporate	Treasury and Investments	United States Operations	Virgin Islands Operations	Total
Six-Month Period Ended June 30, 2017
Interest income	$67,044	$86,286	$59,775	$28,414	$32,464	$18,619	$292,602
Net (charge) credit for transfer of funds	(23,198)	11,448	(18,323)	30,660	(587)	-	-
Interest expense	-	(12,083)	-	(23,918)	(8,567)	(1,581)	(46,149)
Net interest income	43,846	85,651	41,452	35,156	23,310	17,038	246,453

Provision for loan and lease losses	(20,103)	(14,909)	(7,285)	-	(96)	(1,145)	(43,538)
Non-interest income	8,350	25,982	1,958	(11,732)	1,079	3,155	28,792
Direct non-interest expenses	(19,501)	(55,484)	(19,138)	(2,176)	(15,974)	(13,668)	(125,941)
Segment income	$12,592	$41,240	$16,987	$21,248	$8,319	$5,380	$105,766

Average earnings assets	$2,486,280	$1,776,384	$2,513,270	$2,150,097	$1,447,490	$613,527	$10,987,048

The following table presents a reconciliation of the reportable segment financial information to the consolidated totals:

	Quarter Ended		Six-Month Period Ended
	June 30,		June 30,
	2018	2017	2018	2017

Net income :

Total income for segments and other	$66,897	$62,896	$135,969	$105,766
Other operating expenses (1)	(25,706)	(25,608)	(53,872)	(51,010)
Income before income taxes	41,191	37,288	82,097	54,756
Income tax expense	(10,159)	(9,290)	(17,917)	(1,217)
Total consolidated net income	$31,032	$27,998	$64,180	$53,539

Average assets:

Total average earning assets for segments	$11,381,707	$10,980,018	$11,307,332	$10,987,048
Average non-earning assets	963,752	900,622	943,828	893,785
Total consolidated average assets	$12,345,459	$11,880,640	$12,251,160	$11,880,833

(1)

Expenses pertaining to corporate administrative functions that support the operating segment, but are not specifically attributable to or managed by any segment are not included in the reported financial results of the operating segments. The unallocated corporate expenses include certain general and administrative expenses and related depreciation and amortization expenses.

NOTE 26 – REGULATORY MATTERS, COMMITMENTS AND CONTINGENCIES

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

Although the Corporation and FirstBank became subject to the U.S. Basel III capital rules (“Basel III rules”) beginning on January 1, 2015, certain requirements of the Basel III rules are being phased-in over several years and, in general, will be fully effective as of January 1, 2019, although certain elements of the new rules have been deferred by the federal banking agencies. The Corporation and FirstBank compute risk-weighted assets using the Standardized Approach required by the Basel III rules.

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

Please refer to the discussion in “Part I, – Item 1, – Business – Supervision and Regulation,” included in the 2017 Annual Report on Form 10-K for a more complete discussion of supervision and regulatory matters and activities that affect the Corporation and its subsidiaries.

The Corporation's and its banking subsidiary's regulatory capital positions as of June 30, 2018 and December 31, 2017 were as follows:

	Regulatory Requirements

	Actual		For Capital Adequacy Purposes		To be Well-Capitalized-General Thresholds

	Amount	Ratio	Amount	Ratio	Amount	Ratio

(Dollars in thousands)
As of June 30, 2018
Total Capital (to
Risk-Weighted Assets)
First BanCorp.	$2,035,920	23.47%	$694,037	8.0%	N/A	N/A
FirstBank	$1,993,786	22.98%	$694,037	8.0%	$867,546	10.0%
Common Equity Tier 1 Capital
(to Risk-Weighted Assets)
First BanCorp.	$1,711,472	19.73%	$390,396	4.5%	N/A	N/A
FirstBank	$1,576,068	18.17%	$390,396	4.5%	$563,905	6.5%
Tier I Capital (to
Risk-Weighted Assets)
First BanCorp.	$1,747,576	20.14%	$520,527	6.0%	N/A	N/A
FirstBank	$1,884,068	21.72%	$520,527	6.0%	$694,037	8.0%
Leverage ratio
First BanCorp.	$1,747,576	14.35%	$487,239	4.0%	N/A	N/A
FirstBank	$1,884,068	15.48%	$486,780	4.0%	$608,475	5.0%

As of December 31, 2017
Total Capital (to
Risk-Weighted Assets)
First BanCorp.	$1,989,873	22.53%	$706,432	8.0%	N/A	N/A
FirstBank	$1,947,627	22.06%	$706,218	8.0%	$882,772	10.0%
Common Equity Tier 1 Capital
(to Risk-Weighted Assets)
First BanCorp.	$1,674,164	18.96%	$397,368	4.5%	N/A	N/A
FirstBank	$1,562,431	17.70%	$397,248	4.5%	$573,802	6.5%
Tier I Capital (to
Risk-Weighted Assets)
First BanCorp.	$1,675,282	18.97%	$529,824	6.0%	N/A	N/A
FirstBank	$1,835,445	20.79%	$529,663	6.0%	$706,218	8.0%
Leverage ratio
First BanCorp.	$1,675,282	14.03%	$477,643	4.0%	N/A	N/A
FirstBank	$1,835,445	15.39%	$477,056	4.0%	$596,320	5.0%

The Corporation enters into financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments may include commitments to extend credit and commitments to sell mortgage loans at fair value. As of June 30, 2018, commitments to extend credit amounted to approximately $1.2 billion, of which $663.7 million relates to credit card loans. Commercial and Financial standby letters of credit amounted to approximately $58.7 million. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Since certain commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. For most of the commercial lines of credit, the Corporation has the option to reevaluate the agreement prior to making additional disbursements. In the case of credit cards and personal lines of credit, the Corporation can cancel the unused credit facility at any time and without cause.

As of June 30, 2018, First BanCorp. and its subsidiaries were defendants in various legal proceedings arising in the ordinary course of business. On at least a quarterly basis, the Corporation assesses its liabilities and contingencies in connection with threatened and outstanding legal cases, matters and proceedings, utilizing the latest information available. For cases, matters and proceedings where it is both probable the Corporation will incur a loss and the amount can be reasonably estimated, the Corporation establishes an accrual for the loss. Once established, the accrual is adjusted as appropriate to reflect any relevant developments. For cases, matters or proceedings where a loss is not probable or the amount of the loss cannot be estimated, no accrual is established.

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

While the final outcome of legal cases, matters, and proceedings is inherently uncertain, based on information currently available, Management believes that the final disposition of the Corporation’s legal cases, matters or proceedings, to the extent not previously provided for, will not have a material negative adverse effect on the Corporation’s consolidated financial position as a whole. If management believes that, based on available information, it is at least reasonably possible that a material loss (or additional material loss in excess of any accrual) will be incurred in connection with any legal actions, the Corporation discloses an estimate of the possible loss or range of loss, either individually or in the aggregate, as appropriate, if such an estimate can be made, or discloses that an estimate cannot be made. Based on the Corporation’s assessment as of June 30, 2018, no such disclosures were necessary. However, in the event of unexpected future developments, it is possible that the ultimate resolution of these cases, matters and proceedings, if unfavorable, may be material to the Corporation’s consolidated financial position on a particular period.

Ramírez Torres, et al. v. Banco Popular de Puerto Rico, et al. FirstBank Puerto Rico has been named Defendant in this Class Action Complaint, filed of February 17, 2017 at the Court of First Instance in San Juan, Puerto Rico. The Complaint seeks damages and preliminary injunctive relief on behalf of the purported class against Banco Popular de Puerto Rico and other financial institutions with insurance agency subsidiaries in Puerto Rico. Plaintiffs allege that Defendants have been unjustly enriched by failing to reimburse them  for "good experience" commissions allegedly paid by Antilles Insurance Company and Puerto Rico Home Insurance Company. On March 30, 2017, FirstBank Puerto Rico filed a Motion to Dismiss and a Motion for Declaratory Judgment and Third Party Complaint against Antilles Insurance Company  and the Insurance Commissioner's Office. All other Defendants filed Motions to Dismiss.  Antilles Insurance Company filed a Motion against the Third Party Complaint filed by FirstBank Puerto Rico, which FirstBank Puerto Rico opposed. The Insurance Commissioner's Office filed a Motion for Summary Judgment. On July 28, 2017, the Court issued Judgment granting the Motions to Dismiss filed by Defendants, dismissing the Complaint with prejudice, except the Third Party Complaint filed by FirstBank Puerto Rico which was dismissed without prejudice. On August 30, 2017, Plaintiffs filed an Appeal before the Puerto Rico Court of Appeals and FirstBank Puerto Rico filed its Opposition. On March 20, 2018, the Court of Appeals entered Judgment revoking the lower court judgment. Oriental Bank filed for Reconsideration, which was denied. All other Defendants filed writs of Certiorari before the Puerto Rico Supreme Court on May 29, 2018. On June 26, 2018, the Supreme Court issued Resolution denying all writs of Certiorari filed by Defendants.  Defendants are currently discussing the Supreme Court's Judgment in order to determine if a Reconsideration will be filed.

NOTE 27 – FIRST BANCORP. (HOLDING COMPANY ONLY) FINANCIAL INFORMATION

The following condensed financial information presents the financial position of the Holding Company only as of June 30, 2018 and December 31, 2017 and the results of its operations for the quarters and six-month periods ended June 30, 2018 and 2017.

Statements of Financial Condition

	As of June 30,	As of December 31,
	2018	2017

(In thousands)

Assets
Cash and due from banks	$18,444	$20,864
Money market investments	6,111	6,111
Other investment securities	285	285
Loans held for investment, net	96	191
Investment in FirstBank Puerto Rico, at equity	2,037,467	2,028,641
Investment in FirstBank Insurance Agency, at equity	15,955	12,400
Investment in FBP Statutory Trust I	1,963	2,698
Investment in FBP Statutory Trust II	3,561	3,561
Other assets	4,875	3,799
Total assets	$2,088,757	$2,078,550
Liabilities and Stockholdersʼ Equity
Liabilities:
Other borrowings	$184,149	$208,635
Accounts payable and other liabilities	2,929	818
Total liabilities	187,078	209,453
Stockholdersʼ equity	1,901,679	1,869,097
Total liabilities and stockholdersʼ equity	$2,088,757	$2,078,550

Statements of Income

	Quarter Ended		Six-Month Period Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(In thousands)		(In thousands)

Income:

Interest income on money market investments	$5	$5	$10	$10
Dividend income from banking subsidiary	3,800	1,800	25,384	3,600
Other income	70	66	133	128
	3,875	1,871	25,527	3,738

Expense:
Other borrowings	2,235	2,065	4,320	4,027
Other operating expenses	631	699	1,227	1,666
	2,866	2,764	5,547	5,693

Gain on early extinguishment of debt	-	-	2,316	-

Income (loss) before income taxes and equity
in undistributed earnings of subsidiaries	1,009	(893)	22,296	(1,955)
Equity in undistributed earnings of subsidiaries	30,023	28,891	41,884	55,494
Net income	$31,032	$27,998	$64,180	$53,539

Other Comprehensive (loss) income, net of tax	(7,445)	9,065	(31,492)	19,761
Comprehensive income	$23,587	$37,063	$32,688	$73,300

NOTE 28 – SUBSEQUENT EVENTS

   The Corporation has performed an evaluation of events occurring  subsequent to June 30, 2018; management has determined that there were no events occurring in this period that require disclosure in or adjustment to the accompanying financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)

SELECTED FINANCIAL DATA
	Quarter ended		Six-Month Period Ended
(In thousands, except for per share and financial ratios)	June 30,		June 30,
	2018	2017	2018	2017
Condensed Income Statements:
Total interest income	$155,633	$147,374	$305,051	$292,602
Total interest expense	25,162	23,470	49,887	46,149
Net interest income	130,471	123,904	255,164	246,453
Provision for loan and lease losses	19,536	18,096	40,080	43,538
Non-interest income	20,472	20,549	43,256	28,792
Non-interest expenses	90,216	89,069	176,243	176,951
Income before income taxes	41,191	37,288	82,097	54,756
Income tax expense	(10,159)	(9,290)	(17,917)	(1,217)
Net income	31,032	27,998	64,180	53,539
Net income attributable to common stockholders	30,363	27,329	62,842	52,201
Per Common Share Results:
Net earnings per common share-basic	$0.14	$0.13	$0.29	$0.24
Net earnings per common share-diluted	$0.14	$0.13	$0.29	$0.24
Cash dividends declared	$-	$-	$-	$-
Average shares outstanding	215,737	213,900	215,194	213,621
Average shares outstanding diluted	216,666	216,832	216,483	217,103
Book value per common share	$8.59	$8.44	$8.59	$8.44
Tangible book value per common share (1)	$8.40	$8.24	$8.40	$8.24
Selected Financial Ratios (In Percent):
Profitability:
Return on Average Assets	1.01	0.95	1.06	0.91
Interest Rate Spread	4.11	4.15	4.07	4.15
Net Interest Margin	4.49	4.44	4.45	4.43
Interest Rate Spread - tax equivalent basis (2)	4.28	4.32	4.25	4.31
Net Interest Margin - tax equivalent basis (2)	4.67	4.61	4.62	4.59
Return on Average Total Equity	6.65	6.10	6.93	5.94
Return on Average Common Equity	6.78	6.22	7.07	6.06
Average Total Equity to Average Total Assets	15.17	15.50	15.24	15.31
Tangible common equity ratio (1)	14.78	14.99	14.78	14.99
Dividend payout ratio	-	-	-	-
Efficiency ratio (3)	59.77	61.66	59.06	64.29
Asset Quality:
Allowance for loan and lease losses to total loans held for investment	2.57	1.96	2.57	1.96
Net charge-offs (annualized) to average loans (4)	1.07	2.16	1.14	1.71
Provision for loan and lease losses to net charge-offs	83.64	37.82	80.34	57.55
Non-performing assets to total assets (4)	5.02	4.83	5.02	4.83
Non-performing loans held for investment to total loans held for investment (4)	4.85	4.64	4.85	4.64
Allowance to total non-performing loans held for investment (4)	52.97	42.17	52.97	42.17
Allowance to total non-performing loans held for investment,
excluding residential real estate loans	86.53	67.75	86.53	67.75
Other Information:
Common Stock Price: End of period	$7.65	$5.79	$7.65	$5.79

	As of June 30, 2018	As of December 31, 2017

Balance Sheet Data:

Loans, including loans held for sale	$8,721,106	$8,883,456
Allowance for loan and lease losses	222,035	231,843
Money market and investment securities	2,327,486	2,095,177
Intangible assets	40,483	42,351
Deferred tax asset, net	283,334	294,809
Total assets	12,384,862	12,261,268
Deposits	9,218,083	9,022,631
Borrowings	1,099,150	1,223,635
Total preferred equity	36,104	36,104
Total common equity	1,917,682	1,853,608
Accumulated other comprehensive loss, net of tax	(52,107)	(20,615)
Total equity	1,901,679	1,869,097

______________
(1)	Non-GAAP financial measures. See "Risk Management - Capital" below for additional information about the components and a reconciliation of these measures.
(2)

On a tax-equivalent basis and excluding the changes in fair value of derivative instruments. See "Results of Operations - Net Interest Income" below for a reconciliation of these non-GAAP financial measures.

(3)	Non-interest expenses to the sum of net interest income and non-interest income.
(4)

Loans used in the denominator in calculating each of these ratios include purchased credit-impaired ("PCI") loans. However, the Corporation separately tracks and reports PCI loans and excludes these from non-performing loan and non-performing asset amounts.

The following MD&A relates to the accompanying unaudited consolidated financial statements of First BanCorp. (the “Corporation” or “First BanCorp.”) and should be read in conjunction with such financial statements and the notes thereto.  This section also presents certain financial measures that are not based on generally accepted accounting principles in the United States (“GAAP”).  See “Risk Management - Basis of Presentation” below for information about why the non-GAAP financial measures are being presented and the reconciliation of the non-GAAP financial measures for which the reconciliation is not presented earlier.

EXECUTIVE SUMMARY

First BanCorp. is a diversified financial holding company headquartered in San Juan, Puerto Rico offering a full range of financial products to consumers and commercial customers through various subsidiaries. First BanCorp. is the holding company (the “Holding Company”) of FirstBank Puerto Rico (“FirstBank” or the “Bank”) and FirstBank Insurance Agency. Through its wholly-owned subsidiaries, the Corporation operates offices in Puerto Rico, the United States Virgin Islands and British Virgin Islands, and the State of Florida (USA), concentrating on commercial banking, residential mortgage loan originations, finance leases, credit cards, personal loans, small loans, auto loans, and insurance agency and broker-dealer activities.

OVERVIEW OF RESULTS OF OPERATIONS

     First BanCorp.'s results of operations depend primarily on its net interest income, which is the difference between the interest income earned on its interest-earning assets, including investment securities and loans, and the interest expense incurred on its interest-bearing liabilities, including deposits and borrowings. Net interest income is affected by various factors, including: the interest rate scenario; the volumes, mix and composition of interest-earning assets and interest-bearing liabilities; and the re-pricing characteristics of these assets and liabilities. The Corporation's results of operations also depend on the provision for loan and lease losses, non-interest expenses (such as personnel, occupancy, the deposit insurance premium and other costs), non-interest income (mainly service charges and fees on deposits, and insurance income), gains (losses) on sales of investments, gains (losses) on mortgage banking activities, and income taxes.

     The Corporation had net income of $31.0 million, or $0.14 per diluted common share, for the quarter ended June 30, 2018, compared to $28.0 million, or $0.13 per diluted common share, for the same period in 2017.

The key drivers of the Corporation’s GAAP financial results for the quarter ended June 30, 2018, compared to the same period in 2017, include the following:

•         Net interest income increased by $6.6 million to $130.5 million for the quarter ended June 30, 2018 compared to $123.9 million for the same period in 2017.  The increase in net interest income was driven primarily by: (i)  a $5.0 million increase in interest income on commercial and construction loans, primarily associated with the upward repricing of variable-rate commercial loans and a $1.2 million cash interest collection on a non-performing commercial loan in the second quarter of 2018, (ii) a $2.6 million increase in interest income from interest-bearing cash balances, primarily deposits maintained at the Federal Reserve Bank of New York (“New York FED”), due to both a higher average balance of interest-bearing cash and increases in the Federal Funds target rate, (iii) a $0.8 million increase in interest income on investment securities, primarily due to the gradual reinvestment of liquidity in higher-yielding U.S. agency debt securities; and (iv) a $0.7 million increase in interest income on consumer loans, primarily due to a $34.8 million increase in the average balance of this portfolio.

The aforementioned variances were partially offset by: (i) a $1.7 million increase in interest expense, primarily reflecting the effect of higher market interest rates on the cost of commercial money market accounts tied to variable short-term interest rates, brokered and retail certificates of deposit (“CDs”), and Federal Home Loan Bank of New York (“FHLB”) advances, partially offset by a decrease of $272.8 million in the average balance of interest-bearing liabilities, primarily brokered CDs and repurchase agreements; and (ii) a $0.8 million decrease in interest income on residential mortgage loans, primarily associated with a $70.3 million decrease in the average balance of this portfolio.

The net interest margin increased to 4.49% for the second quarter of 2018, compared to 4.44% for the same period a year ago, primarily related to the upward repricing of variable rate commercial loans, the $1.2 million cash interest collected on a non-performing commercial loan, and an improved funding mix driven by the increase in the proportion of interest-earning assets funded by the growth in non-interest-bearing deposits.  See “Results of Operations - Net Interest Income” below for additional information.

•         The provision for loan and lease losses increased by $1.4 million to $19.5 million for the second quarter of 2018, compared to $18.1 million for the same period in 2017.  The increase was driven by: (i) a $4.7 million increase in the provision for consumer loans, primarily related to higher charge-offs on personal loans, the increase in size of the auto and finance lease portfolio, and the effect of refinements in the measurement of qualitative factors used in the determination of the general reserve for consumer loans implemented in the second quarter of 2018 and (ii) a $4.1 million increase in the provision for commercial and construction loans, primarily reflecting the effect in the second quarter of 2017 of a $4.2 million recovery on a previously charged-off commercial loan in Puerto Rico and downgrades in the credit risk classification of certain large commercial loans in the second quarter of 2018, partially offset by a $1.9 million net loan loss reserve release related to revised estimates associated with the effects of Hurricanes Maria and Irma, resulting from updated assessments about the performance and repayment prospects of certain individually-assessed commercial credits.  These variances were partially offset by a $7.3 million decrease in the provision for residential mortgage loans, reflecting lower charge-off levels, a decline in non-performing loan levels, the overall decrease in the size of this portfolio, and the effect in the second quarter of 2017 of a $2.6 million charge to the provision for PCI loans.

Net charge-offs totaled $23.4 million for the second quarter of 2018, or 1.07% of average loans on an annualized basis, compared to $47.8 million, or 2.16% of average loans for the same period in 2017.  The decrease primarily reflects the effect in the second quarter of 2017 of charge-offs amounting to $29.7 million taken against previously-established specific reserves for commercial mortgage loans formerly guaranteed by the Puerto Rico Tourism Development Fund (“TDF”).  See “Results of Operations - Provision for Loan and Lease Losses” and “Risk Management” below for an analysis of the allowance for loan and lease losses and non-performing assets and related ratios.

•         The Corporation recorded non-interest income of $20.5 million for the second quarter of 2018, relatively flat compared to the second quarter of 2017.  Some of the most significant variances were: (i) a $0.7 million increase in transaction fee income from merchant-related transactions and credit and debit card interchange fees, (ii) a $0.4 million decrease in service charge on deposits accounts; and (iii) the effect of a $0.4 million partial recovery of previously-recognized other-than-temporary impairment (“OTTI”) charges on non-performing bonds of the Government Development Bank for Puerto Rico (the “GDB”) and the Puerto Rico Public Buildings Authority sold in the second quarter of 2017.  See “Results of Operation - Non-Interest Income” below for additional information.

•         Non-interest expenses for the second quarter of 2018 were $90.2 million, compared to $89.1 million for the same period in 2017.  The increase was driven by: (i) a $2.3 million increase in losses on other real estate owned (“OREO”) operations, primarily reflecting a $2.5 million increase in adverse fair value adjustments to the value of OREO properties, (ii) a $1.1 million increase in employees’ compensation and benefit expenses, reflecting costs associated with a cash transition award paid to certain senior officers of $0.6 million in connection with the previously-reported executive compensation program that became effective in the third quarter of 2017, and a $0.5 million increase in bonus and incentive-based compensation expenses; and (iii) a $0.8 million increase in business promotion expenses, reflecting a $0.4 million increase related to advertising, public relations, and sponsorship activities, and a $0.3 million increase in costs of the credit card rewards program.

These increases were partially offset by a $1.6 million decrease in professional service fees, primarily reflecting reductions in attorneys’ collection fees, and a $1.3 million decrease in the Federal Deposit Insurance Corporation (“FDIC”) insurance premium expense reflecting, among other things, the effect of reductions in brokered CDs, higher liquidity levels tied to the growth in non-interest bearing deposits, and an improvement in the risk profile of the Bank’s balance sheet.  See “Results of Operation - Non-Interest Expenses” below for additional information.

•         For the second quarter of 2018, the Corporation recorded an income tax expense of $10.2 million, compared to $9.3 million for the same period in 2017.  The increase was driven by higher pre-tax earnings generated in the second quarter of 2018.  The Corporation’s estimated annual effective tax rate for the first six months of 2018, excluding entities from which a tax benefit cannot be recognized and discrete items, was 25%, compared to 24% for the first six months of 2017.  The estimated annual effective tax rate, including all entities for 2018, was 24% (25% excluding discrete items), compared to 14% for the first six months of 2017 (25% excluding discrete items, primarily the tax benefit resulting from the change in the tax status of certain subsidiaries discussed below).  As of June 30, 2018, the Corporation had a net deferred tax asset of $283.3 million (net of a valuation allowance of $181.2 million).  See “Results of Operation - Income Taxes” below for additional information.

•         As of June 30, 2018, total assets were $12.4 billion, an increase of $123.6 million from December 31, 2017.  The increase primarily reflects: (i) a $172.0 million increase in cash and cash equivalents, largely driven by the growth in non-interest-bearing deposits and proceeds from loan repayments, partially offset by liquidity used to pay off maturing brokered CDs and a $100 million short-term repurchase agreement, as well as for the repurchase of $23.8 million of trust preferred securities, and (ii) a $145.1 million increase in investment securities, driven by purchases of U.S. agency debt securities totaling $302.9 million and the purchase of a 6-month U.S. Treasury Bill of $50 million, partially offset by prepayments of $92.1 million of U.S. agency MBS, $70 million of U.S. agency callable debt securities matured during 2018, and a $31.5 million decrease in the fair value of available-for-sale investment securities.

These variances were partially offset by a $162.4 million decrease in total loans, reflecting reductions of $126.3 million and $39.2 million in the Puerto Rico and Virgin Islands regions, respectively, partially offset by a $3.1 million increase in the Florida region.  The decrease reflects the effect of eight large commercial loans totaling $91.4 million paid off during 2018, the sale of three large commercial loans totaling $25.2 million, and significant payments received, including payments that reduced the outstanding balance of eight commercial lines of credit in Puerto Rico by $36.1 million.  In addition, the residential mortgage loan portfolio decreased by $51.4 million, including the effect of the $9.8 million sale of seasoned residential mortgage loans in the secondary market, partially offset by a $25.4 million increase in the consumer loan portfolio.   Accrued interest receivable on loans and investment securities decreased by $10.0 million, primarily related to interest payments collected on loans after the expiration in the first quarter of 2018 of the three-month payment deferral programs extended to eligible customers affected by Hurricanes Maria and Irma.  See “Financial Condition and Operating Data Analysis” below for additional information.

•         As of June 30, 2018, total liabilities were $10.5 billion, an increase of $91.0 million from December 31, 2017.  The increase was mainly due to: (i) a $367.5 million increase in deposits, excluding government deposits and brokered CDs, primarily reflected in non-interest-bearing deposits and (ii) a $155.8 million increase in government deposits.  Hurricane-related factors, such as the effect of disaster relief funds and settlements of insurance claims, contributed to this growth in deposits.  These increases were partially offset by a $327.8 million decrease in brokered CDs and the repayment at maturity of a $100 million repurchase agreement.  See “Risk Management - Liquidity Risk and Capital Adequacy” below for additional information about the Corporation’s funding sources.

•         As of June 30, 2018, the Corporation’s stockholders’ equity was $1.9 billion, an increase of $32.6 million from December 31, 2017.  The increase was mainly driven by the earnings generated in the first six months of 2018, partially offset by the decrease in the fair value of available-for-sale investment securities recorded as part of other comprehensive loss.  The Corporation’s Total Capital, Common Equity Tier 1 Capital, Tier 1 Capital and Leverage ratios calculated under the Basel III rules as currently in effect were 23.47%, 19.73%, 20.14%, and 14.35%, respectively, as of June 30, 2018, compared to Total Capital, Common Equity Tier 1 Capital, Tier 1 Capital and Leverage ratios of 22.53%, 18.96%, 18.97%, and 14.03%, respectively, as of December 31, 2017.  See “Risk Management - Capital” below for additional information.

•         Total loan production, including purchases, refinancings, renewals and draws from existing revolving and non-revolving commitments, was $726.8 million for the quarter ended June 30, 2018, excluding the utilization activity on outstanding credit cards, compared to $906.2 million for the same period in 2017.  The variance was primarily related to a $109.5 million decrease in Puerto Rico loan originations, including reductions of $128.3 million and $4.2 million in commercial and residential mortgage loan originations, respectively, partially offset by an increase of $23.0 million in consumer loan originations.  Total loan originations in the Florida region decreased by $68.7 million, primarily reflected in commercial and residential mortgage loan originations.

•         Total non-performing assets were $621.3 million as of June 30, 2018, a decrease of $29.3 million from December 31, 2017.  The decrease primarily reflects the effect of the split loan restructuring of a $34 million commercial mortgage loan, the sale of a $10.4 million non-performing commercial mortgage loan transferred to held for sale in the first quarter of 2018, and collections and charge-offs totaling $71.7 million.  These variances were partially offset by the inflow of two large commercial mortgage loans totaling $69.8 million tied to a legacy commercial loan relationship that operates in both the Florida and Puerto Rico regions with independent sources of repayment.

•         Adversely classified commercial and construction loans, including loans held for sale, increased by $8.0 million to $490.4 million as of June 30, 2018, driven by the downgrade in the credit risk classification of three large commercial loans totaling $110.3 million, including the aforementioned $69.8 million in two large commercial mortgage loans classified as non-performing during 2018.  This was partially offset by the sale of two large commercial loans totaling $16.0 million, the upgrade in the credit risk classification of several commercial loans totaling $56.7 million, including the aforementioned $34 million loan restructured through a loan split and restored to accrual status considering the sustained historical repayment performance before the restructuring, and collections and charge-offs recorded during the first six months of 2018.

The Corporation’s financial results for the second quarter and first six months of 2018 and 2017 included the following items that management believes are not reflective of core operating performance, are not expected to reoccur with any regularity or may reoccur at uncertain times and in uncertain amounts (the “Special Items”):

Quarter and Six-Month Period Ended June 30, 2018

•         Net loan loss reserve releases of $2.1 million ($1.3 million after-tax) and $8.5 million ($5.2 million after-tax) for the second quarter and six-month period ended June 30, 2018, respectively, in connection with revised estimates of the reserves associated with the effects of Hurricanes Maria and Irma.  See “Results of Operations - Provision for Loan and Lease Losses” below for additional information.

•         Hurricane-related expenses of $0.7 million ($0.4 million after-tax) and $2.3 million ($1.4 million after-tax) for the second quarter and six-month period ended June 30, 2018, respectively.

•         Charge to the provision for loan and lease losses of $5.6 million ($3.4 million after-tax) associated with three non-performing commercial and construction loans totaling $57.2 million that were transferred to held for sale during the first quarter of 2018.  See “Results of Operations - Provision for Loan and Lease Losses” below for additional information.

•         Gain of $2.3 million on the repurchase and cancellation of $23.8 million in trust-preferred securities, reflected in the consolidated statement of income as “Gain on early extinguishment of debt.”  The gain, realized at the holding company level, had no effect on the income tax expense in 2018.  See “Results of Operation - Non-Interest Income” below for additional information.

Quarter and Six-Month Period Ended June 30, 2017

•         Partial recovery of $0.4 million of previously-recognized OTTI charges on non-performing bonds of the GDB and the Puerto Rico Public Buildings Authority sold in the second quarter of 2017, reflected in the statement of income as part of “Net gain on sale of investments.”  No tax expense was recognized for the recovery on the sale of bonds in 2017.

•         Tax benefit of $13.2 million recorded in the first quarter of 2017 in connection with the change in tax status of certain subsidiaries from taxable corporations to limited liability companies that make an election to be treated as partnerships for income tax purposes in Puerto Rico. See “Results of Operations - Income Taxes” below for additional information.

•         OTTI charge of $12.2 million recorded in the first quarter of 2017 on the aforementioned non-performing bonds of the GDB and the Puerto Rico Public Buildings Authority. No tax benefit was recognized for the OTTI charge in 2017.

•         Charge to the provision for loan and lease losses of $0.6 million ($0.3 million after-tax) recorded in the first quarter of 2017 associated with the sale of the Corporation’s participation in the Puerto Rico Electric Power Authority (“PREPA”) credit line with a book value of $64 million at the time of sale. See “Results of Operations - Provision for Loan and Lease Losses” below for additional information.

•         Costs of $0.3 million associated with a secondary offering of the Corporation’s common stock by certain of our existing stockholders, which was completed in the first quarter of 2017. The costs, incurred at the Holding Company level, had no effect on the income tax expense in 2017 based on available operating expenses at the holding company level.

The following table reconciles for the second quarter and first six months of 2018 and 2017, the reported net income to adjusted net income, a non-GAAP financial measure that excludes the Special Items identified above:
	Quarter ended June 30,		Six-month period ended June 30,

	2018	2017	2018	2017
(In thousands)
Net income, as reported (GAAP)	$31,032	$27,998	$64,180	$53,539
Adjustments:
Hurricane-related loan loss reserve release	(2,057)	-	(8,464)	-
Hurricane-related expenses	654	-	2,250	-
Charge to the provision for loan losses related to loans transferred to held for sale	-	-	5,645	-
Recovery of previously recorded OTTI charges on Puerto Rico
government debt securities sold	-	(371)	-	(371)
Gain on repurchase and cancellation of trust preferred securities	-	-	(2,316)	-
Income tax benefit related to change in tax-status of certain subsidiaries	-	-	-	(13,161)
OTTI on debt securities	-	-	-	12,231
Charge to the provision for loan losses related to the sale of the PREPA credit line	-	-	-	569
Secondary offering costs	-	-	-	274
Income tax impact of adjustments (1)	547	-	223	(222)
Adjusted net income (Non-GAAP)	$30,176	$27,627	$61,518	$52,859

(1) See "Basis of Presentation" for the individual tax impact for each reconciling item.

Critical Accounting Policies and Practices

The accounting principles of the Corporation and the methods of applying these principles conform to GAAP.  The Corporation’s critical accounting policies relate to: 1) the allowance for loan and lease losses; 2) OTTI; 3) income taxes; 4) the classification and values of financial instruments; 5) income recognition on loans; 6) loans acquired; and 7) loans held for sale. These critical accounting policies involve judgments, estimates and assumptions made by management that affect the amounts recorded for assets, liabilities and contingent liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from estimates, if different assumptions or conditions prevail. Certain determinations inherently require greater reliance on the use of estimates, assumptions, and judgments and, as such, have a greater possibility of producing results that could be materially different than those originally reported.

The Corporation’s critical accounting policies are described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Practices,” included in First BanCorp.’s Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Annual Report on Form 10-K”). There have not been any material changes in the Corporation’s critical accounting policies since December 31, 2017.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income is the excess of interest earned by First BanCorp. on its interest-earning assets over the interest incurred on its interest-bearing liabilities. First BanCorp.’s net interest income is subject to interest rate risk due to the repricing and maturity mismatch of the Corporation’s assets and liabilities. Net interest income for the quarter and six-month period ended June 30, 2018 was $130.5 million and $255.2 million, respectively, compared to $123.9 million and $246.5 million for the comparable periods in 2017. On a tax-equivalent basis and excluding the changes in the fair value of derivative instruments, net interest income for the quarter and six-month period ended June 30, 2018 was $135.6 million and $265.1 million, respectively, compared to $128.7 million and $255.6 million for the comparable periods in 2017.

The following tables include a detailed analysis of net interest income. Part I presents average volumes (based on the average daily balance) and rates on an adjusted tax-equivalent basis and Part II presents, also on an adjusted tax-equivalent basis, the extent to which changes in interest rates and changes in the volume of interest-related assets and liabilities have affected the Corporation’s net interest income. For each category of interest-earning assets and interest-bearing liabilities, information is provided relating to changes in (i) volume (changes in volume multiplied by prior period rates) and (ii) rate (changes in rate multiplied by prior period volumes). Rate-volume variances (changes in rate multiplied by changes in volume) have been allocated to the changes in volume and rate based upon their respective percentage of the combined totals.

The net interest income is computed on an adjusted tax-equivalent basis and excluding the change in the fair value of derivative instruments. A definition and a reconciliation of this non-GAAP financial measure are presented below.

Part I

	Average Volume		Interest income (1) / expense		Average Rate (1)
Quarter ended June 30,	2018	2017	2018	2017	2018	2017

(Dollars in thousands)

Interest-earning assets:
Money market & other short-term investments	$780,346	$305,563	$3,387	$727	1.74%	0.95%
Government obligations (2)	822,416	698,471	7,103	4,503	3.46%	2.59%
Mortgage-backed securities	1,313,082	1,292,997	10,825	12,489	3.31%	3.87%
FHLB stock	40,812	37,254	656	488	6.45%	5.25%
Other investments	2,625	2,701	2	2	0.31%	0.30%
Total investments (3)	2,959,281	2,336,986	21,973	18,209	2.98%	3.13%

Residential mortgage loans	3,195,633	3,265,883	42,842	43,678	5.38%	5.36%
Construction loans	121,136	154,980	1,106	1,458	3.66%	3.77%
Commercial and Industrial and Commercial mortgage loans	3,627,829	3,728,733	48,349	42,942	5.35%	4.62%
Finance leases	272,096	239,271	4,901	4,333	7.22%	7.26%
Consumer loans	1,476,653	1,474,662	41,625	41,536	11.31%	11.30%
Total loans (4) (5)	8,693,347	8,863,529	138,823	133,947	6.41%	6.06%
Total interest-earning assets	$11,652,628	$11,200,515	$160,796	$152,156	5.53%	5.45%

Interest-bearing liabilities:
Brokered CDs	$874,766	$1,309,399	$3,865	$4,695	1.77%	1.44%
Other interest-bearing deposits	6,080,949	5,908,238	13,109	11,653	0.86%	0.79%
Other borrowed funds	384,150	516,187	4,778	4,830	4.99%	3.75%
FHLB advances	715,000	593,791	3,410	2,292	1.91%	1.55%
Total interest-bearing liabilities	$8,054,865	$8,327,615	$25,162	$23,470	1.25%	1.13%

Net interest income			$135,634	$128,686

Interest rate spread					4.28%	4.32%

Net interest margin					4.67%	4.61%

	Average Volume		Interest income (1) / expense		Average Rate (1)
Six-Month Period Ended June 30,	2018	2017	2018	2017	2018	2017

(Dollars in thousands)

Interest-earning assets:
Money market & other short-term investments	$699,854	$287,349	$5,643	$1,211	1.63%	0.85%
Government obligations (2)	810,368	713,804	13,296	8,895	3.31%	2.51%
Mortgage-backed securities	1,286,756	1,313,664	21,450	24,103	3.36%	3.70%
FHLB stock	40,874	38,401	1,349	949	6.66%	4.98%
Other investments	2,670	2,700	4	4	0.30%	0.30%
Total investments (3)	2,840,522	2,355,918	41,742	35,162	2.96%	3.01%

Residential mortgage loans	3,210,984	3,265,886	86,192	87,958	5.41%	5.43%
Construction loans	119,996	142,790	2,028	2,602	3.41%	3.67%
Commercial and Industrial and Commercial mortgage loans	3,657,985	3,742,103	93,538	84,762	5.16%	4.57%
Finance leases	266,140	237,013	9,561	8,647	7.24%	7.36%
Consumer loans	1,480,455	1,475,113	81,931	82,606	11.16%	11.29%
Total loans (4) (5)	8,735,560	8,862,905	273,250	266,575	6.31%	6.07%
Total interest-earning assets	$11,576,082	$11,218,823	$314,992	$301,737	5.49%	5.42%

Interest-bearing liabilities:
Brokered CDs	$958,545	$1,361,245	$8,220	$9,500	1.73%	1.41%
Other interest-bearing deposits	6,051,489	5,896,570	25,725	22,820	0.86%	0.78%
Other borrowed funds	399,235	516,187	9,160	9,415	4.63%	3.68%
FHLB advances	715,000	617,873	6,782	4,414	1.91%	1.44%
Total interest-bearing liabilities	$8,124,269	$8,391,875	$49,887	$46,149	1.24%	1.11%

Net interest income			$265,105	$255,588

Interest rate spread					4.25%	4.31%

Net interest margin					4.62%	4.59%

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
(5)

Interest income on loans includes $2.1 million and $2.0 million for the quarters ended June 30, 2018 and 2017, respectively, and $3.9 million and $4.1 million for the six-month periods ended June 30, 2018 and 2017, respectively, of income from prepayment penalties and late fees related to the Corporation’s loan portfolio.

Part II

	Quarter ended June 30,			Six-Month Period Ended June 30,
	2018 compared to 2017			2018 compared to 2017
	Increase (decrease)			Increase (decrease)
	Due to:			Due to:
(In thousands)	Volume	Rate	Total	Volume	Rate	Total

Interest income on interest-earning assets:
Money market & other short-term investments	$1,738	$922	$2,660	$2,709	$1,723	$4,432
Government obligations	892	1,708	2,600	1,317	3,084	4,401
Mortgage-backed securities	183	(1,847)	(1,664)	(485)	(2,168)	(2,653)
FHLB stock	50	118	168	64	336	400
Other investments	-	-	-	-	-	-
Total investments	2,863	901	3,764	3,605	2,975	6,580
Residential mortgage loans	(942)	106	(836)	(1,475)	(291)	(1,766)
Construction loans	(310)	(42)	(352)	(395)	(179)	(574)
Commercial and Industrial and Commercial mortgage loans	(1,264)	6,671	5,407	(2,081)	10,857	8,776
Finance leases	594	(26)	568	1,059	(145)	914
Consumer loans	56	33	89	303	(978)	(675)
Total loans	(1,866)	6,742	4,876	(2,589)	9,264	6,675
Total interest income	997	7,643	8,640	1,016	12,239	13,255
Interest expense on interest-bearing liabilities:
Brokered CDs	(1,743)	913	(830)	(3,153)	1,873	(1,280)
Other interest-bearing deposits	348	1,108	1,456	612	2,293	2,905
Other borrowed funds	(1,443)	1,391	(52)	(2,427)	2,172	(255)
FHLB advances	519	599	1,118	768	1,600	2,368
Total interest expense	(2,319)	4,011	1,692	(4,200)	7,938	3,738
Change in net interest income	$3,316	$3,632	$6,948	$5,216	$4,301	$9,517

Portions of the Corporation’s interest-earning assets, mostly investments in obligations of some U.S. government agencies and sponsored entities, generate interest that is exempt from income tax, principally in Puerto Rico. Also, interest and gains on sales of investments held by the Corporation’s international banking entities (“IBEs”) are tax-exempt under the Puerto Rico tax law (see “Income Taxes” below for additional information). To facilitate the comparison of all interest data related to these assets, the interest income has been converted to an adjusted taxable equivalent basis. The tax equivalent yield was estimated by dividing the interest rate spread on exempt assets by 1 less the Puerto Rico statutory tax rate (39.0%) and adding to it the average cost of interest-bearing liabilities. The computation considers the interest expense disallowance required by Puerto Rico tax law.

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

The following table reconciles net interest income in accordance with GAAP to net interest income, excluding valuations, and net interest income on an adjusted tax-equivalent basis. The table also reconciles net interest spread and net interest margin on a GAAP basis to these items excluding valuations and on an adjusted tax-equivalent basis:

	Quarter Ended		Six-Month Period Ended
(Dollars in thousands)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017

Interest Income - GAAP	$155,633	$147,374	$305,051	$292,602
Unrealized loss on derivative instruments	-	-	-	1
Interest income excluding valuations	155,633	147,374	305,051	292,603
Tax-equivalent adjustment	5,163	4,782	9,941	9,134
Interest income on a tax-equivalent basis excluding valuations	160,796	152,156	314,992	301,737

Interest Expense - GAAP	25,162	23,470	49,887	46,149

Net interest income - GAAP	$130,471	$123,904	$255,164	$246,453

Net interest income excluding valuations - Non-GAAP	$130,471	$123,904	$255,164	$246,454

Net interest income on a tax-equivalent basis excluding valuations - Non-GAAP	$135,634	$128,686	$265,105	$255,588

Average Balances
Loans and leases	$8,693,347	$8,863,529	$8,735,560	$8,862,905
Total securities, other short-term investments and interest-bearing cash balances	2,959,281	2,336,986	2,840,522	2,355,918
Average Interest-Earning Assets	$11,652,628	$11,200,515	$11,576,082	$11,218,823

Average Interest-Bearing Liabilities	$8,054,865	$8,327,615	$8,124,269	$8,391,875

Average Yield/Rate
Average yield on interest-earning assets - GAAP	5.36%	5.28%	5.31%	5.26%
Average rate on interest-bearing liabilities - GAAP	1.25%	1.13%	1.24%	1.11%
Net interest spread - GAAP	4.11%	4.15%	4.07%	4.15%
Net interest margin - GAAP	4.49%	4.44%	4.45%	4.43%

Average yield on interest-earning assets excluding valuations - Non-GAAP	5.36%	5.28%	5.31%	5.26%
Average rate on interest-bearing liabilities	1.25%	1.13%	1.24%	1.11%
Net interest spread excluding valuations - Non-GAAP	4.11%	4.15%	4.07%	4.15%
Net interest margin excluding valuations - Non-GAAP	4.49%	4.44%	4.45%	4.43%

Average yield on interest-earning assets on a tax-equivalent basis
and excluding valuations - Non-GAAP	5.53%	5.45%	5.49%	5.42%
Average rate on interest-bearing liabilities	1.25%	1.13%	1.24%	1.11%
Net interest spread on a tax-equivalent basis and excluding valuations - Non-GAAP	4.28%	4.32%	4.25%	4.31%
Net interest margin on a tax-equivalent basis and excluding valuations - Non-GAAP	4.67%	4.61%	4.62%	4.59%

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

For the quarter and six-month period ended June 30, 2018, net interest income increased $6.6 million to $130.5 million, and $8.7 million to $255.2 million, respectively, compared to the same periods in 2017. The $6.6 million increase in net interest income for the second quarter of 2018, compared to the same period in 2017, was primarily due to:

•         A $5.0 million increase in interest income on commercial and construction loans, primarily associated with the upward repricing of variable-rate commercial loans and a $1.2 million cash interest collection on a non-performing commercial loan in the second quarter of 2018.

•         A $2.6 million increase in interest income from interest-bearing cash balances due to both an increase of $383.6 million in the average balance of deposits maintained at the New York FED and increases in the Federal Funds target rate.  A growth in non-interest-bearing deposits provided higher liquidity levels in the second quarter of 2018, as compared to the same period a year ago.  In addition, the Federal Funds target rate has increased three times since the end of the second quarter of 2017 from a range of 1.00%-1.25% to its current range of 1.75%-2.00%.

•         A $0.8 million increase in interest income on investment securities, primarily due to the gradual reinvestment of liquidity in higher-yielding U.S. agency debt securities and a $0.2 million increase in FHLB stock dividends.

•         A $0.7 million increase in interest income on consumer loans, primarily due to a $34.8 million increase in the average balance of this portfolio, primarily auto loans and finance leases.

Partially offset by:

•         A $1.7 million increase in interest expense, primarily reflecting the effect of higher market interest rates on the cost of commercial money market accounts tied to variable short-term interest rates, FHLB advances, brokered CDs, and repurchase agreements, partially offset by a decrease of $272.8 million in the average balance of interest-bearing liabilities, primarily brokered CDs and repurchase agreements.  Over the last 12 months, the Corporation repaid $713.8 million of maturing brokered CDs with an all-in cost of 1.23% and new issuances amounted to $281.9 million with an all-in cost of 1.86%.  While the Corporation continues to reduce its reliance on brokered CDs, it is increasing the core deposit base.  For the second quarter of 2018, the average balance of non-brokered interest-bearing-deposits increased by $172.7 million and the average balance of non-interest-bearing deposits increased by $670.8 million, as compared to the same period in 2017.  In addition, during the third quarter of 2017, the Corporation repaid at maturity a $100 million repurchase agreement that carried a cost of 3.11%.

•         A $0.8 million decrease in interest income on residential mortgage loans, primarily associated with a $70.3 million decrease in the average balance of this portfolio.

The $8.7 million increase in net interest income for the first six months of 2018, compared to the same period in 2017, was primarily due to:

•         An $8.1 million increase in interest income on commercial and construction loans, primarily associated with the upward repricing of variable rate commercial loans.

•         A $4.4 million increase in interest income from interest-bearing cash balances due to both an increase of $344.7 million in the average balance of deposits maintained at the New York FED and the aforementioned increases in the Federal Funds target rate.

•         A $1.5 million increase in interest income on investment securities, primarily due to the gradual reinvestment of liquidity in higher-yielding U.S. agency debt securities. The average balance of investment securities increased by $72.1 million in the first six months of 2018, as compared to the same period a year ago.

•         A $0.2 million increase in interest income on consumer loans, primarily due to a $34.5 million increase in the average balance of this portfolio in the first six months of 2018, as compared to the same period in 2017, primarily auto loans and finance leases, partially offset by higher inflows of loans to non-performing status during 2018.

Partially offset by:

•         A $3.7 million increase in interest expense driven by: (i) a $2.9 million increase in interest expense on non-brokered interest-bearing deposits, driven by higher market interest rates on the cost of retail CDs and commercial money market accounts tied to variable short-term interest rates, (ii) a $2.4 million increase in interest expense on FHLB advances reflecting an increase of $97.1 million in the average balance and the effect of a higher reliance in the use of short-term advances during 2017.  The aforementioned increases were partially offset by a $1.3 million decrease in interest expense on brokered CDs, primarily related to a $402.7 million decrease in the average balance that offset higher costs of new issuances in the second half of 2017.  There were no new brokered CDs obtained during 2018.

•         A $1.7 million decrease in interest income on residential mortgage loans, primarily associated with a $54.9 million decrease in the average balance of this portfolio.

The net interest margin increased by 5 basis points to 4.49% for the second quarter of 2018, compared to the same period in 2017, and increased by 2 basis points to 4.45% for the first six months of 2018, compared to the same period in 2017.  The increase was primarily driven by the upward repricing of variable rate commercial loans, the $1.2 million cash interest collected on a non-performing commercial loan, and an improved funding mix driven by the increase in the proportion of interest-earning assets funded by the growth in non-interest-bearing deposits.

On an adjusted tax-equivalent basis, net interest income for the quarter ended June 30, 2018 increased by $6.9 million to $135.6 million, compared to the same period in 2017, and by $9.5 million to $265.1 million for the first six months of 2018, compared to the same period in 2017. In addition to the facts discussed above, the increase in the second quarter of 2018, as compared to the same period in 2017, also includes an increase of $0.4 million in the tax-equivalent adjustment related to the increased interest income of tax-exempt U.S. agency debt securities.  For the first six months of 2018, the tax equivalent adjustment increased by $0.8 million, as compared to the same period in 2017.

Provision for Loan and Lease Losses

The provision for loan and lease losses is charged to earnings to maintain the allowance for loan and lease losses at a level that the Corporation considers adequate to absorb probable incurred losses inherent in the portfolio. The adequacy of the allowance for loan and lease losses is also based upon a number of additional factors, including trends in charge-offs and delinquencies, current economic conditions, the fair value of the underlying collateral and the financial condition of the borrowers, and, as such, includes amounts based on judgments and estimates made by the Corporation.  Important factors that influence this judgment are re-evaluated on a quarterly basis to respond to changing conditions.

As described in Note 2, “Update on Effects of Natural Disasters,” in the consolidated financial statements, two strong hurricanes affected the Corporation’s service areas during September 2017.  These hurricanes caused widespread property damage, flooding, power outages, and water and communication service interruptions, and severely disrupted normal economic activity in the affected areas.  Relationship officers have continued to closely monitor the performance of hurricane-affected commercial loan customers during 2018.  Information provided by these commercial loan officers and statistics on the performance of consumer and residential credits was factored in the determination of the allowance for loan and lease losses as of June 30, 2018.  Although the identification and evaluation of hurricane-affected credits has been completed, management’s assessment of the hurricanes’ effect is still subject to uncertainties, both those specific to some individual customers, such as the resolution of insurance claims, and those applicable to the overall economic prospects of the hurricane-affected areas as a whole.  During the second quarter and six-month period ended June 30, 2018, the Corporation recorded a net loan loss reserve release of $2.1 million and $8.5 million, respectively, in connection with revised estimates associated with the effects of the hurricanes.  The revised estimates were primarily attributable to updated assessments of financial performance and repayment prospects of certain individually-assessed commercial credits and, to a lesser extent, lower reserve requirements resulting from payments received during the first six months of 2018 that reduced the balance of the consumer and residential mortgage loan portfolios outstanding on the dates of the hurricanes.  As of June 30, 2018, the hurricane-related qualitative allowance amounted to $42.2 million.  With the ongoing collection of information on individual commercial customers and statistics on the consumer and residential mortgage loans portfolios, the loss estimate will be revised as needed.  The methodologies that the Corporation used to determine the hurricane-related qualitative estimate and for the review of individual large commercial credits are discussed in detail in Note 1, “Nature of Business and Summary of Significant Accounting Policies,” in the audited consolidated financial statements of the Corporation for the year ended December 31, 2017, which are included in the 2017 Annual Report on Form 10-K.

On a non-GAAP basis, excluding the effect of the reserve release associated with revised estimates of the hurricane-related qualitative allowance, the adjusted provision for loan and lease losses increased by $3.5 million to $21.6 million for the second quarter of 2018, as compared to the provision of $18.1 million for the second quarter of 2017.  The $3.5 million increase in the adjusted provision was driven by:

•         A $5.9 million increase in the adjusted provision for commercial and construction loans, primarily reflecting higher charges to the provision in the second quarter of 2018 related to downgrades in the credit risk classification of certain large commercial loans and the effect in the second quarter of 2017 of a $4.2 million recovery on a previously charged-off commercial loan in Puerto Rico.  These variances were partially offset by a $1.6 million decrease related to refinements to both the determination of the historical loss rates and the measurement of qualitative factors used in the estimation process of the general reserve for commercial loans, as further discussed below.

•         A $4.7 million increase in the provision for consumer loans, primarily related to higher charge-offs on personal loans, the increase in size of the auto and finance leases portfolio, and the effect of refinements discussed below in the measurement of qualitative factors used in the determination of the general reserve of consumer loans implemented in the second quarter of 2018.

Partially offset by:

•           A $7.1 million decrease in the adjusted provision for residential mortgage loans, reflecting lower charge-off levels, a decline in non-performing loan levels, the overall decrease in the size of this portfolio, and the effect in the second quarter of 2017 of a $2.6 million charge to the provision for purchased-credit impaired loans.

During the second quarter of 2018, and as part of the Corporation’s plan to remediate a material weakness identified in the preparation of financial statements included in the 2017 Annual Report on Form 10-K, an independent third party engaged by the Corporation completed its assessment of the commercial allowance for loan losses framework and the appropriateness of assumptions used in the analysis.  The Corporation reviewed the assessment and decided to implement certain enhancements, which include, among others, a revised procedure whereby historical loss rates for each commercial loan regulatory-based credit risk category (i.e., pass, special mention, substandard, and doubtful) are now calculated using the historical charge-offs and portfolio balances over their average loss emergence period (the “raw loss rate”) for each credit risk classification. However, when not enough loss experience is observed in a particular risk-rated category and the calculation results in a loss rate for such risk-rated category that is lower than the loss rate of a less severe risk-rated category, the Corporation now uses the loss rate of such less severe category. Accordingly, during the second quarter of 2018, the Corporation applied the raw loss rate determined for loans rated pass to the commercial real estate loans rated special mention, instead of the lower raw loss rate that resulted for the special mention category.

As of March 31, 2018, the historical losses and portfolio balances of special mention loans were allocated to pass or substandard categories based on the historical proportion of loans in this risk category that ultimately cured or resulted in being uncollectible.

In addition, during the second quarter of 2018, the Corporation implemented refinements to the measurement of qualitative factors in the estimation process of the allowance for loan losses for commercial and consumer loans primarily consisting of the incorporation of a basis point adjustment derived from the difference between the average raw loss rate and the highest loss rates observed during a look-back period that management determined was appropriate to use for each region to identify any relevant effect during an economic cycle.

Although the net effect of these refinements were immaterial to the total provision expense, on a portfolio basis these enhancements resulted in a $1.6 million decrease in the provision for commercial and construction loans in the second quarter of 2018, offset by a $1.6 million increase in the provision for consumer loans.

In addition, during the first quarter of 2018, the Corporation transferred to held for sale three non-performing commercial and construction loans.  The aggregate recorded investment in these two loans was written down to $57.2 million, which resulted in charge-offs of $9.7 million and an incremental loss of $5.6 million reflected in the provision for loan and lease losses for the first six months of 2018.  Loans transferred to held for sale consisted of a $30.0 million non-performing construction loan in the Virgin Islands (net of a $5.1 million write-down to fair value recorded at the time of the transfer) and two non-performing commercial mortgage loans totaling $27.2 million (net of write-downs to fair value of $4.6 million recorded at the time of transfer).  During the second quarter of 2018, the Corporation completed the sale of a $10.4 million non-performing commercial mortgage loan that was among the aforementioned loans transferred to held for sale in the first quarter of 2018.

Further, the provision for loan and lease losses for the first six months of 2017 included a $0.6 million charge related to the sale of the PREPA credit line.  See Note 7, “Loans Held for Investment – Purchases and Sales of Loans,” in the consolidated financial statements for additional information about this transaction.

On a non-GAAP basis, excluding the effect of the aforementioned reserve releases in 2018 associated with revised estimates of the hurricane-related qualitative allowance, the loans transferred to held for sale in 2018, and the sale of the PREPA credit line in 2017, the adjusted provision for loan and lease losses of $42.9 million for the first six months of 2018 decreased $0.1 million as compared to the adjusted provision of $43.0 million for the first six months of 2017.  The $0.1 million decrease in the adjusted provision was driven by:

•         A $15.8 million decrease in the adjusted provision for residential mortgage loans, reflecting lower charge-off levels, a decline in non-performing loan levels, the overall decrease in the size of this portfolio, the effect in 2017 of adjustments to the loss severity estimates used in the calculation of the general reserve, and the effect in 2017 of a $2.6 million charge to the provision for purchased-credit impaired loans.

Partially offset by:

•         A $10.5 million increase in the adjusted provision for commercial and construction loans, driven by the downgrade in the credit risk classification of three large commercial loans totaling $110.3 million during the first six months of 2018, and the aforementioned effect of a $4.2 million recovery on a previously charged-off commercial loan in Puerto Rico.

•         A $5.3 million increase in the adjusted provision for consumer loans, primarily reflecting higher charge-offs on personal loans, the increase in size of the auto and finance leases portfolio, the effect of the above mentioned refinements in the measurement of qualitative factors used in the determination of the general reserve of consumer loans, and the effect in 2017 of a loan loss recovery of $1.2 million on the sale of certain credit card loans that had been fully charged-off in prior periods.

     See “Basis of Presentation” below for a reconciliation of the GAAP provision for loan and lease losses to the non-GAAP provision for loan and lease losses excluding the effects of the hurricane-related reserve releases, the loans transferred to held for sale, and the sale of the PREPA credit line.  Also see “Risk Management - Credit Risk Management” below for an analysis of the allowance for loan and lease losses, non-performing assets, impaired loans and related information, and see “Financial Condition and Operating Data Analysis – Loan Portfolio” as well as “Risk Management - Credit Risk Management” below for additional information concerning the Corporation’s loan portfolio exposure in the geographic areas where the Corporation does business.

Non-Interest Income

	Quarter Ended June 30,		Six-Month Period Ended June 30,
	2018	2017	2018	2017
(In thousands)

Service charges on deposit accounts	$5,344	$5,803	$10,432	$11,593
Mortgage banking activities	4,835	4,846	9,000	8,462
Insurance income	1,780	1,855	5,135	5,442
Other operating income	8,513	7,674	16,373	15,155
Non-interest income before net gain on investment securities and
gain on early extinguishment of debt	20,472	20,178	40,940	40,652

Net gain on sale of investments securities	-	371	-	371
OTTI on debt securities	-	-	-	(12,231)
Net gain (loss) on investments securities	-	371	-	(11,860)

Gain on early extinguishment of debt	-	-	2,316	-
Total	$20,472.00	$20,549.00	$43,256	$28,792.00

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

The gain on early extinguishment of debt is related to the repurchase and cancellation in the first quarter of 2018 of $23.8 million in trust-preferred securities of FBP Statutory Trust I that were auctioned in a public sale at which the Corporation was invited to participate. The Corporation repurchased and cancelled the repurchased trust-preferred securities, resulting in a commensurate reduction in the related Floating Rate Junior Subordinated Debentures.  The Corporation’s winning bid equated to 90% of the $23.8 million par value.  The 10% discount resulted in a gain of $2.3 million, which is reflected in the statement of income as a “Gain on early extinguishment of debt.”  As of June 30, 2018, the Corporation still had Floating Rate Junior Subordinated Debentures (“subordinated debt”) outstanding in the aggregate amount of $184.2 million.

Non-interest income for the second quarter of 2018 of $20.5 million remained relatively flat compared to the second quarter of 2017. The most significant variances within the non-interest income components follows:

•         A $0.8 million increase in “Other operating income” in the table above, primarily due to a $0.7 million increase in transaction fee income from merchant-related transactions and credit and debit card interchange fees.

Offset by:

•         A $0.4 million decrease in service charge on deposits accounts, primarily related to a decrease in the volume of returned items and overdraft fee transactions.

•         The effect in the second quarter of 2017 of a $0.4 million partial recovery of previously-recognized OTTI charges on non-performing bonds of the GDB and the Puerto Rico Public Buildings Authority sold in the second quarter of 2017. The Corporation sold for an aggregate of $23.4 million these non-performing bonds that were carried on its books at an amortized cost of $23.0 million (net of $34.4 million in cumulative OTTI charges).

Non-interest income for the six-month period ended June 30, 2018 amounted to $43.3 million, compared to $28.8 million for the same period in 2017.  The $14.5 million increase in non-interest income was primarily due to:

•         The effect in 2017 of a $12.2 million OTTI charge on three Puerto Rico Government debt securities held by the Corporation as part of its available-for-sale securities portfolio, specifically the aforementioned bonds of the GDB and the Puerto Rico Public Buildings Authority sold in the second quarter of 2017.

•         The $2.3 million gain recorded in the first quarter of 2018 on the repurchase and cancellation of $23.8 million in trust-preferred securities.

•         A $0.5 million increase in revenues from mortgage banking activities driven by a net variance of $1.7 million related to adjustments recorded in 2018 to reduce the valuation allowance of mortgage servicing rights, partially offset by lower conforming loan originations and sales in the secondary market, resulting in a $1.3 million decrease in gain on sale of residential mortgage loans. Total loans sold in the secondary market to U.S government-sponsored entities amounted to $170.9 million with a related net gain of $4.6 million, including gains of $0.8 million on To-Be-Announced mortgage-backed securities (“TBA”) hedges, in the first half of 2018, compared to total loans sold in the secondary market of $184.6 million with a related net gain of $5.9 million, net of TBA hedges losses of $0.3 million, in the first half of 2017.  The total amount of loans sold in the secondary market in 2018 included $9.8 million of seasoned residential mortgage loans sold to Fannie Mae that resulted in a gain of $0.2 million.

•         A $1.2 million increase in “Other operating income” in the table above, reflecting the effect of a $0.8 million gain on sale of fixed assets of a closed banking branch in Florida and a $0.8 million increase in transaction fee income from credit and debit card interchange fees and merchant-related transactions, partially offset by a $0.6 million lower of cost or market adjustment recorded in the first quarter of 2018 to reduce the carrying value of a construction loan held for sale.

Partially offset by:

•         A $1.2 million decrease in service charges on deposits, primarily related to a decrease in the volume of returned item and overdraft transaction fees.

•         The aforementioned effect in 2017 of the $0.4 million partial recovery of previously recorded OTTI charges on non-performing bonds of the GDB and the Puerto Rico Public Buildings Authority sold in the second quarter of 2017.

Non-Interest Expenses

The following table presents the components of non-interest expenses:

	Quarter Ended June 30,		Six-Month Period Ended June 30,
	2018	2017	2018	2017

(In thousands)

Employees' compensation and benefits	$39,555	$38,409	$80,239	$77,062
Occupancy and equipment	13,746	13,759	28,851	27,847
Insurance and supervisory fees	3,701	4,855	7,556	9,764
Taxes, other than income taxes	3,637	3,745	7,493	7,421
Professional fees:
Collections, appraisals and other credit-related fees	1,650	2,452	3,249	4,524
Outsourcing technology services	5,127	5,398	10,250	10,752
Other professional fees	3,416	3,950	6,754	7,480
Credit and debit card processing expenses	3,766	3,566	7,303	6,397
Business promotion	4,016	3,192	6,592	6,473
Communications	1,582	1,628	3,064	3,171
Net loss on OREO and OREO operations	5,655	3,369	5,845	7,445
Other	4,365	4,746	9,047	8,615
Total	$90,216	$89,069	$176,243	$176,951

Non-interest expenses for the second quarter of 2018 were $90.2 million, compared to $89.1 million for the same period in 2017. The $1.1 million increase in non-interest expenses was mainly due to:

•         A $2.3 million increase in losses from OREO operations, primarily reflecting a $2.5 million increase in adverse fair value adjustments to the value of OREO properties, primarily income-producing commercial properties.

•         A $1.1 million increase in employees’ compensation expenses, primarily related to cash transition award payments to certain senior officers of $0.6 million in connection with the previously-reported executive compensation program that became effective in the third quarter of 2017, and a $0.5 million increase in bonus and incentive-based compensation expenses.

•         A $0.8 million increase in business promotion expenses, primarily reflecting a $0.4 million increase related to advertising, public relations, and sponsorship activities, and a $0.3 million increase in the estimated cost of the credit card rewards program.

Partially offset by:

•         A $1.3 million decrease in the FDIC insurance premium expense, included as part of “Insurance and supervisory fees” in the table above, reflecting, among other things, the effect of reductions in brokered CDs, higher liquidity levels tied to the growth in non-interest-bearing deposits, and an improvement in the risk profile of the Bank’s balance sheet.

•         A $1.6 million decrease in professional service fees, mainly related to reductions in attorneys’ collection fees.

Non-interest expenses for the six months of 2018 were $176.2 million, compared to $177.0 million for the same period in 2017.  The $0.7 million decrease in non-interest expenses was principally attributable to:

•         A $2.4 million decrease in the FDIC insurance premium expense, included as part of “Insurance and supervisory fees” in the table above, as further explained above.

•         A $2.5 million decrease in total professional service fees, primarily reflecting lower attorneys’ collection fees and legal expenses, and the effect in 2017 of costs related to the implementation of new information technology systems.

•         A $1.6 million decrease in losses from OREO operations, primarily related to a $1.1 million decrease in adverse fair value adjustments to the value of OREO properties, mainly income-producing commercial properties.

Partially offset by:

•         A $3.2 million increase in employees’ compensation and benefits, primarily associated with the cash transition award payments of $1.2 million in connection with the above-mentioned executive compensation program that became effective in the third quarter of 2017, a $1.0 million increase in bonus and incentive-based compensation, and a $0.3 million increase in stock-based compensation.

•         A $1.0 million increase in occupancy and equipment expenses, primarily related to hurricane-related expenses amounting to $2.1 million recorded in the first six months of 2018, mostly attributable to repairs and security matters.

•         A $0.9 million increase in credit and debit card processing expenses, mainly related to higher transaction volumes.

•         A $0.4 million increase in “Other operating expenses” in the table above, primarily reflecting lower reserve releases related to unfunded loan commitments.

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

    For the second quarter and first six months of 2018, the Corporation recorded an income tax expense of $10.2 million and $17.9 million, respectively, compared to an income tax expense of $9.3 million and $1.2 million for the comparable periods in 2017. The increase in the income tax expense for the second quarter of 2018, as compared to the same period a year ago, was primarily related to higher pre-tax earnings generated in 2018.  The increase for the first six months of 2018, compared to same period in 2017, was mostly related to a  $13.2 million tax benefit recorded in the first quarter of 2017 as a result of the above discussed change in tax status of certain subsidiaries from taxable corporations to limited liability companies that have elected to be treated as partnerships for income tax purposes in Puerto Rico and, to a lesser extent, a higher pre-tax income subject to the estimated annual effective tax rate for the six-month period ended June 30, 2018.

For the six-month period ended June 30, 2018, the Corporation calculated the provision for income taxes by applying the estimated annual effective tax rate for the full fiscal year to ordinary income or loss.  In the computation of the consolidated worldwide annual estimated effective tax rate, ASC Topic 740-270, “Income Taxes-Interim Reporting,” requires the exclusion of legal entities with pre-tax losses from which a tax benefit cannot be recognized.  The Corporation’s estimated annual effective tax rate in the first six months of 2018, excluding entities from which a tax benefit cannot be recognized and discrete items, was 25% compared to 24% for the first six months of 2017.  The estimated annual effective tax rate including all entities for the first six months of 2018 was 24% (25% excluding discrete items, primarily the tax benefit resulting from the excess tax benefit recognized during the first quarter of 2018 upon the vesting of shares granted under the Corporation’s stock-based compensation plan) compared to 14% for the first six months of 2017 (25% excluding discrete items, primarily the tax benefit resulting from the previously mentioned change in the tax status of two subsidiaries).

    The Corporation’s net deferred tax asset amounted to $283.3 million as of June 30, 2018, net of a valuation allowance of $181.2 million, and management concluded, based upon the assessment of all positive and negative evidence, that it is more likely than not that the Corporation will generate sufficient taxable income within the applicable NOL carry-forward periods to realize such amount.

The net deferred tax asset of the Corporation’s banking subsidiary, FirstBank, amounted to $283.2 million as of June 30, 2018, net of a valuation allowance of $144.6 million, compared to a net deferred tax asset of $294.7 million, net of a valuation allowance of $150.7 million, as of December 31, 2017.

During the third quarter of 2017, the Corporation completed a formal ownership change analysis within the meaning of Section 382 of the U.S. Internal Revenue Code (“Section 382”) covering a comprehensive period, and concluded that an ownership change occurred during such period. Section 382 limits the ability to utilize U.S. and USVI NOLs for income tax purposes at such jurisdictions following an event of an ownership change.  The Section 382 limitation could result in higher U.S. and USVI liabilities in the future than we would incur in the absence of such limitation. For the second quarter and first six months of 2018, and as a result of the Section 382 limitation, the Corporation incurred an income tax expense of approximately $1.0 million and $2.6 million, respectively, related to its U.S. operations. The limitation did not affect the USVI operations in the first half of 2018. Prospectively, the Corporation expects that it will be able to mitigate the adverse effects associated with the Section 382 limitation as any such tax paid in the U.S. or USVI could be creditable against Puerto Rico tax liabilities or taken as deduction against taxable income.  However, our ability to reduce our Puerto Rico tax liability through such a credit or deduction depends on our tax profile at each annual taxable period, which is dependent on various factors.

    As of June 30, 2018, the Corporation did not have Unrecognized Tax Benefits recorded on its books. The Corporation classifies all interest and penalties, if any, related to tax uncertainties as income tax expense. Audit periods remain open for review until the statute of limitations has passed. The statute of limitations under the 2011 PR Code is four years; the statute of limitations for U.S. and USVI income tax purposes is three years after a tax return is due or filed, whichever is later, for each. The completion of an audit by the taxing authorities or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Corporation’s liability for income taxes. Any such adjustment could be material to the results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. For U.S. and USVI income tax purposes, all tax years subsequent to 2013 remain open to examination. For Puerto Rico tax purposes, all tax years subsequent to 2012 remain open to examination.

On December 22, 2017, the United States president signed H.R.1, The Tax Cuts and Jobs Acts, which includes an overhaul of individual, business and international taxes and has affected our branch operations in the U.S. and the USVI. The bill includes measures reducing corporate taxes from 35% to 21%, a repeal of the corporate alternative minimum tax regime, changes to business deductions and NOLs, a 15.5% tax on mandatory repatriation of liquid assets, 10% tax on base erosion payments, and a minimum 10.5% tax on inclusion of global intangible low-tax income by U.S. shareholders, among other significant changes. The main provisions affecting our operations in the U.S. and the USVI in the first half of 2018 include: the change in tax rate to 21%, the limitation to the amount certain financial institutions may deduct for premiums paid to the FDIC, and changes in permanent differences, such as meals and entertainment deductions. Other significant provisions, such as the base erosion and anti-abuse tax, do not affect the Corporation’s U.S. and USVI branch operations since these operations’ receipts do not exceed the annual threshold of U.S. effectively connected gross receipts

       On April 16, 2018, the Puerto Rico House of Representatives introduced the house legislative project 1544 (“P de la C. 1544”), which includes proposed changes to the Puerto Rico Income Tax Code. The P de la C. 1544 proposes changes effective January 1, 2019 including: a reduction in the maximum corporate tax rate to 31% from the current 39%, an increase in the NOL limitation to 90% from the current 80%, and changes to the alternative minimum tax computation, including a reduction in the rate to 23%, from the current 30%. The legislative project also eliminates the exemption for interest income of certain mortgage loans, and sets forth additional limitations to deductions related to meals and travel. Other proposed measures include a reduction of the business to business services sales tax for electronic payments. The P de la C. 1544 also includes preventive measures that condition the reductions in income tax and sales tax rates to the government reaching the budgeted revenue collections. It is uncertain whether the proposed tax reform legislation will be enacted in 2018.  Some of the provisions in the proposed tax reform legislation, such as the reduction in corporate tax rates, are likely to result in a write down of the Corporation’s consolidated net deferred tax asset with a corresponding charge to the Corporation’s income tax expense in the period of enactment. The reduction in the corporate tax rates could also result in reductions to the Corporation’s effective tax rate going forward.

  FINANCIAL CONDITION AND OPERATING DATA ANALYSIS

Assets

   The Corporation’s total assets were $12.4 billion as of June 30, 2018, an increase of $123.6 million from December 31, 2017. The increase was mainly due to a $172.0 million increase in cash and cash equivalents, largely driven by the increase of $483.5 million in non-interest-bearing deposits during the first six months of 2018 and proceeds from loan repayments, partially offset by liquidity used to pay off maturing brokered CDs and a $100 million short-term repurchase agreement, as well as for the repurchase of $23.8 million of trust-preferred securities.  In addition, total investments securities increased by $145.1 million during the first six months of 2018 driven by purchases of approximately $352 million of U.S. agency debt securities, partially offset by U.S. agency mortgage-backed securities (“MBS”) prepayments, certain U.S. agency callable debentures that matured during 2018, and the decrease in the fair value of available-for-sale investment securities, as further discussed below.

These variances were partially offset, as further discussed below, by a $162.4 million decrease in total loans, a decrease of $10.0 million in accrued interest receivable in connection with interest payments collected on loans after the expiration in the first quarter of 2018 of the three-month payment deferral programs extended to eligible customers affected by Hurricanes Maria and Irma, and an $11.5 million decrease in the net deferred tax asset.

Loan Portfolio

The following table presents the composition of the Corporation’s loan portfolio, including loans held for sale, as of the dates indicated:

	June 30,	December 31,
(In thousands)	2018	2017

Residential mortgage loans	$3,238,001	$3,290,957

Commercial loans:
Commercial mortgage loans (1)	1,533,308	1,614,972
Construction loans (1)	84,683	111,397
Commercial and Industrial loans	2,009,049	2,083,253
Total commercial loans	3,627,040	3,809,622
Finance leases	283,274	257,462
Consumer loans	1,491,976	1,492,435
Total loans held for investment	8,640,291	8,850,476

Less:
Allowance for loan and lease losses	(222,035)	(231,843)
Total loans held for investment, net	$8,418,256	$8,618,633
Loans held for sale (1) (2)	80,815	32,980
Total loans, net	$8,499,071	$8,651,613
com
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

(2)

During the second quarter of 2018, the Corporation completed the sale of a $10.4 million non-performing commercial mortgage loan that was among the loans transferred to held for sale in the first quarter of 2018.

As of June 30, 2018, the Corporation’s total loan portfolio, before allowance, amounted to $8.7 billion, down $162.4 million when compared to December 31, 2017. The decline primarily reflects reductions of $126.3 million and $39.2 million in the Puerto Rico and Virgin Islands regions, respectively, partially offset by a $3.1 million increase in the Florida region.  The decrease reflects the effect of eight large commercial loans paid off during 2018 totaling $91.4 million, the sale of three large commercial loans totaling $25.2 million, and significant payments received, including payments that reduced the outstanding balance of eight commercial lines of credit in Puerto Rico by $36.1 million.  In addition, the residential mortgage loan portfolio decreased by $51.4 million, including the effect of the $9.8 million sale of seasoned residential mortgage loans in the secondary market, partially offset by a $25.4 million increase in the consumer loan portfolio.

    As shown in the table above, as of June 30, 2018, the loans held-for-investment portfolio was comprised of commercial and construction loans (42%), residential real estate loans (37%), and consumer and finance leases (21%). Of the total gross loan portfolio held for investment of $8.6 billion as of June 30, 2018, approximately 75% had credit risk concentration in Puerto Rico, 19% in the United States (mainly in the state of Florida) and 6% in the Virgin Islands, as shown in the following table:

As of June 30, 2018	Puerto Rico	Virgin Islands	United States	Total
(In thousands)
Residential mortgage loans	$2,374,276	$265,252	$598,473	$3,238,001
Commercial mortgage loans	1,057,317	81,317	394,674	1,533,308
Construction loans	40,277	9,043	35,363	84,683
Commercial and Industrial loans	1,311,854	113,883	583,312	2,009,049
Total commercial loans	2,409,448	204,243	1,013,349	3,627,040
Finance leases	283,274	-	-	283,274
Consumer loans	1,390,099	45,774	56,103	1,491,976
Total loans held for investment, gross	$6,457,097	$515,269	$1,667,925	$8,640,291

Loans held for sale	50,030	30,138	647	80,815
Total loans	$6,507,127	$545,407	$1,668,572	$8,721,106

As of December 31, 2017	Puerto Rico	Virgin Islands	United States	Total
(In thousands)
Residential mortgage loans	$2,413,379	$282,738	$594,840	$3,290,957
Commercial mortgage loans	1,127,409	95,464	392,099	1,614,972
Construction loans	41,511	43,314	26,572	111,397
Commercial and Industrial loans	1,373,714	116,323	593,216	2,083,253
Total commercial loans	2,542,634	255,101	1,011,887	3,809,622
Finance leases	257,462	-	-	257,462
Consumer loans	1,389,560	46,412	56,463	1,492,435
Total loans held for investment, gross	$6,603,035	$584,251	$1,663,190	$8,850,476

Loans held for sale	30,397	325	2,258	32,980
Total loans	$6,633,432	$584,576	$1,665,448	$8,883,456

 Residential Real Estate Loans

As of June 30, 2018, the Corporation’s residential mortgage loan portfolio held for investment decreased by $53.0 million, as compared to the balance as of December 31, 2017, mainly resulting from activities in Puerto Rico and the Virgin Islands as principal repayments, charge-offs, and $22.4 million of foreclosures recorded in the first half of 2018 exceeded the volume of new loans originated and held for investment purposes. The residential mortgage loan portfolio held for investment in the Puerto Rico and Virgin Islands regions decreased during the first six months of 2018 by $39.1 million and $17.5 million, respectively, partially offset by an increase of $3.6 million in the Florida region.  The increase in the Florida region was achieved despite the sale of $9.8 million of seasoned residential mortgage loans to FNMA in the second quarter of 2018.

    The majority of the Corporation’s outstanding balance of residential mortgage loans in Puerto Rico and the Virgin Islands consisted of fixed-rate loans that traditionally carried higher yields than residential mortgage loans in Florida.  In the Florida region, approximately 56% of the residential mortgage loan portfolio consisted of adjustable-rate mortgages.   In accordance with the Corporation’s underwriting guidelines, residential mortgage loans are mostly fully documented loans, and the Corporation does not originate negative amortization loans.

Commercial and Construction Loans

As of June 30, 2018, the Corporation’s commercial and construction loan portfolio held for investment decreased by $182.6 million to $3.6 billion, as compared to the balance as of December 31, 2017. The decrease was mainly related to the aforementioned transfer of $57.2 million of non-performing loans to held for sale (net of fair value write downs of $9.7 million recorded at the time of transfer in the first quarter of 2018), the repayment in 2018 of eight large commercial loans totaling $91.4 million, the sale of three large commercial loans totaling $25.2 million (including $10.4 million of the aforementioned loans transferred to held for sale in the first quarter), and significant repayments that reduced the outstanding balance of eight commercial lines of credit in Puerto Rico by $36.1 million.

The commercial and construction loan portfolio, including loans held for sale, decreased by $116.9 million in the Puerto Rico region driven by two large commercial loans totaling $23.7 million paid off during 2018, the sale of two large adversely-classified commercial loans totaling $16.0 million, significant repayments that reduced the outstanding balance of eight commercial lines of credit in Puerto Rico by $36.1 million, and charge-offs.  In the Virgin Islands, commercial and construction loans decreased by $20.9 million, driven by a $6.7 million commercial mortgage loan paid off during 2018, the fair value write-down of $5.1 million recorded on the construction loan transferred to held for sale in the first quarter of 2018, and a $10.0 million decrease in the balance of a commercial line of credit of a United States Virgin Island (“USVI”) government public corporation.  In Florida, total commercial and construction loans increased by $1.5 million, despite the effect of five large loans paid off during the first six months of 2018 totaling $61.0 million and the sale of a $9.2 million commercial loan participation.

    As of June 30, 2018, the Corporation had $54.6 million outstanding in loans extended to the Puerto Rico government, its municipalities and public corporations, compared to $55.9 million as of December 31, 2017.  Approximately $33.1 million of the outstanding loans as of June 30, 2018 consisted of loans extended to municipalities in Puerto Rico, which in most cases are supported by assigned property tax revenues.  The vast majority of revenues of the municipalities included in the Corporation’s loan portfolio are independent of the Puerto Rico central government.  These municipalities are required by law to levy special property taxes in such amounts as are required for the payment of all of their respective general obligation bonds and notes. Late in 2015, the GDB and the Municipal Revenue Collection Center (“CRIM”) signed and perfected a deed of trust. Through this deed, the GDB, as fiduciary, is bound to keep the CRIM funds separate from any other deposits and must distribute the funds pursuant to applicable law. The CRIM funds are deposited at another commercial depository financial institution in Puerto Rico. In addition to loans extended to municipalities, the Corporation’s exposure to the Puerto Rico government as of June 30, 2018 includes a $6.7 million loans extended to a unit of the central government and a $14.8 million loan granted to an affiliate of PREPA.

The Corporation also has credit exposure to USVI government entities. As of June 30, 2018, the Corporation had $72.5 million in loans to USVI government instrumentalities and public corporations, compared to $70.4 million as of December 31, 2017.  Of the amount outstanding as of June 30, 2018, public corporations of the USVI owed approximately $49.2 million and an independent instrumentality of the USVI government owed approximately $23.2 million.  As of June 30, 2018, all loans were currently performing and up to date with their respective principal and interest payments.

Furthermore, as of June 30, 2018, the Corporation had loans granted to the hotel industry in Puerto Rico that were formerly guaranteed by the TDF with an aggregate book value of $46.2 million, compared to $70.8 million as of December 31, 2017. Historically, the borrower and the operations of the underlying collateral of these loans have been the primary sources of repayment and the TDF, which is a subsidiary of the GDB, provided a secondary guarantee for payment performance.  As part of agreements executed in the second quarter of 2017 and in the first quarter of 2018, the TDF paid $7.6 million and $4.0 million, respectively, to honor a portion of its guarantee on these loans.  As provided in the agreements, the cash payments received by the Corporation released the TDF from its liability as a guarantor of these loans.  In addition, the GDB agreed to issue to the Bank a fixed income financial instrument pursuant to the GDB’s Restructuring Support Agreement approved by the PROMESA oversight board.  During the first quarter of 2018, the Corporation transferred to held for sale $27.2 million (net of write-downs of $4.6 million recorded at the time of transfer) in two of these three commercial mortgage loans. Subsequently, the Corporation sold in the second quarter of 2018 one of these loans that carried a book value of $10.4 million. Also in the second quarter of 2018, the Corporation completed the split loan restructuring of the largest of these three facilities amounting to $34 million.  This loan relationship was restructured in the second quarter using the A/B note workout strategy in which note A, with an outstanding balance of $29.4 million as of June 30, 2018 (net of approximately $3.6 million of payments collected in the second quarter), was underwritten to comply with the Corporation’s lending standards at current market rates.  The A note was restored to accrual status at the time of the restructuring in the second quarter considering the borrower’s sustained historical repayment performance before the restructuring that demonstrated its ability to make timely interest and principal payments under the restructured terms.  The B note consists of amounts mostly charged-off in prior periods and is fully charged-off as of June 30, 2018. The sale and the loans split restructuring resulted in a $44.4 million reduction in non-performing assets during the second quarter of 2018.

    As of June 30, 2018, the Corporation’s total exposure to shared national credit (“SNC”) loans amounted to $749.2 million.  As of June 30, 2018, approximately $267.0 million of the SNC exposure related to the portfolio in Puerto Rico and $482.2 million related to the portfolio in the Florida region.

The composition of the Corporationʼs construction loan portfolio held for investment as of June 30, 2018 by category and geographic location follows:

As of June 30, 2018
	Puerto Rico	Virgin Islands	United States	Total
(In thousands)
Loans for residential housing projects:
Mid-rise (1)	$587	$-	$-	$587
Single-family, detached	597	883	2,636	4,116
Total for residential housing projects	1,184	883	2,636	4,703

Construction loans to individuals secured by residential properties	361	772	-	1,133
Loans for commercial projects (2)	16,030	5,078	32,717	53,825
Land loans - residential	12,163	2,315	10	14,488
Land loans - commercial	10,563	-	-	10,563
Total before net deferred fees and allowance for loan losses	$40,301	$9,048	$35,363	$84,712
Net deferred fees	(24)	(5)	-	(29)
Total construction loan portfolio, gross	40,277	9,043	35,363	84,683
Allowance for loan losses	(3,260)	(673)	(16)	(3,949)

Total Construction Loan Portfolio, net (2)	$37,017	$8,370	$35,347	$80,734
____________________
(1) Mid-rise relates to buildings of up to seven stories.
(2) Excludes a construction-commercial loan held for sale of $30.0 million in the Virgin Islands.

The following table presents further information related to the Corporation’s construction portfolio as of and for the six-month period ended June 30, 2018:

(In thousands)
Total undisbursed funds under existing commitments	$63,551

Construction loans held for investment in non-accrual status	$14,148

Construction loans held for sale in non-accrual status	$37,732

Net charge offs - Construction loans	$5,844

Allowance for loan losses - Construction loans	$3,949

Non-performing construction loans to total construction loans, including held for sale	42.38%

Allowance for loan losses - construction loans to total construction loans held for investment	4.66%

Net charge-offs (annualized) to total average construction loans (1)	9.74%

(1) Includes a charge-off of $5.1 million associated with the fair value write-down of a $30.0 million construction loan transferred to held for sale in the Virgin Islands.

The following summarizes the construction loans for residential housing projects in Puerto Rico segregated by the estimated selling price of the units:

(In thousands)

Under $300k	$587
Over $600k (1)	597
$1,184
_____________
(1) One residential housing project in Puerto Rico.

Consumer Loans and Finance Leases

As of June 30, 2018, the Corporation’s consumer loan and finance lease portfolio increased by $25.4 million to $1.8 billion, as compared to the portfolio balance as of December 31, 2017. The increase was primarily reflected in auto, finance leases, and personal loans, which increased by $11.7 million, $25.8 million, and $8.8 million, respectively, partially offset by reductions of $14.5 million and $3.9 million in credit card and boat loans, respectively.  The increase was primarily associated with a higher level of consumer loan originations in the Puerto Rico region during the first half of 2018.

Loan Production

First BanCorp. relies primarily on its retail network of branches to originate residential and consumer loans. The Corporation supplements its residential mortgage originations with wholesale servicing released mortgage loan purchases from mortgage bankers.  The Corporation manages its construction and commercial loan originations through centralized units and most of its originations come from existing customers, as well as through referrals and direct solicitations.

The following table provides a breakdown of First BanCorp.’s loan production, including purchases, refinancings, renewals and draws from existing revolving and non-revolving commitments, for the periods indicated:

	Quarter Ended June 30,		Six-Month Period Ended June 30,
	2018	2017	2018	2017
	(In thousands)

Residential real estate	$140,344	$180,031	$261,118	$344,171
Commercial and industrial and commercial mortgage	377,277	538,175	712,352	1,062,870
Construction	8,949	9,382	19,633	34,997
Finance leases	41,533	25,781	69,011	50,169
Consumer	242,379	239,369	431,809	445,016
Total loan production	$810,482	$992,738	$1,493,923	$1,937,223

The Corporation is experiencing continued loan demand and has continued its targeted origination strategy. During the quarter and six-month period ended June 30, 2018, total loan originations, including purchases, refinancings, and draws from existing revolving and non-revolving commitments, amounted to approximately $810.5 million and $1.5 billion, respectively, compared to $992.7 million and $1.9 billion, respectively, for the comparable periods in 2017.

Residential mortgage loan originations and purchases for the quarter and six-month period ended June 30, 2018 amounted to $140.3 million and $261.1 million, respectively, compared to $180.0 million and $344.2 million, respectively, for the comparable periods in 2017. These statistics include purchases from mortgage bankers of $15.2 million and $29.7  million for the quarter and six-month period ended June 30, 2018, respectively, compared to $17.7 million and $32.4 million, respectively, for the comparable periods in 2017. The decrease of $39.7 million in the second quarter of 2018, as compared to the same period of 2017, reflects declines of approximately $4.2 million, $33.0 million, and $2.5 million in Puerto Rico, Florida, and the Virgin Islands, respectively.  For the six-month period ended June 30, 2018, the decrease includes reductions of $31.6 million, $47.4 million, and $4.1 million on the Puerto Rico, Florida, and the Virgin Islands regions, respectively.

Originations of auto loans (including finance leases) for the quarter and six-month period ended June 30, 2018 amounted to $141.0 million and $242.4 million, respectively, compared to $116.3 million and $221.7 million, respectively, for the comparable periods in 2017.  The increases were primarily reflected in the Puerto Rico region with increases of $25.4 million and $21.8 million for the second quarter and six-month period ended June 30, 2018, compared to the same periods in 2017.   Personal loan originations, other than credit cards, for the quarter and six-month period ended June 30, 2018 amounted to $59.2 million and $97.5 million, respectively, compared to $62.2 million and $110.0 million, respectively, for the comparable periods in 2017.  Most of the decrease in personal loan originations was reflected in the Puerto Rico region. The utilization activity on the outstanding credit card portfolio for the quarter and six-month period ended June 30, 2018 amounted to approximately $83.7 million and $160.9 million, respectively, compared to $86.6 million and $163.5 million, respectively, for the comparable periods in 2017.

The above-mentioned statistics of residential mortgage, auto and finance leases in Puerto Rico show levels close or above pre-hurricane levels.

Commercial and construction loan originations (excluding government loans) for the second quarter of 2018 and 2017 amounted to $383.8 million and $547.6 million, respectively, while the originations for the six-month periods ended June 30, 2018 and 2017 amounted to $716.0 million and $1.1 billion, respectively. The decrease in the second quarter of 2018, compared to the same period in

2017, reflects a decrease of approximately $128.3 million in the Puerto Rico region, primarily due to the effect in the second quarter of 2017 of the refinancing and renewal of two large commercial loans totaling $72.5 million and reduced activity compared to pre-hurricane levels, and a decrease of approximately $33.3 million in the Florida region.  For the six-month period ended June 30, 2018, the decrease reflects the impact in 2017 of the refinancing and renewal of five large commercial loans in Puerto Rico totaling $248.9 million and a decrease of $31.3 million in commercial and construction loan originations in the Florida region.

Government loan originations for the quarter and six-month period ended June 30, 2018 amounted to $2.4 million and $16.0 million, respectively, mainly related to the utilization of an arranged overdraft line of credit of a government entity in the Virgin Islands region. No government loans were originated during the first six months of 2017.

Investment Activities

As part of its liquidity, revenue diversification and interest rate risk strategies, First BanCorp. maintains an investment portfolio that is classified as available for sale or held to maturity. The Corporation’s total available-for-sale investment securities portfolio as of June 30, 2018 amounted to $2.0 billion, a $145.0 million increase from December 31, 2017. The increase was mainly driven by purchases of U.S. agency debt securities totaling $302.9 million (average yield of 3.13%) and the purchase of a 6-month U.S. Treasury Bill of $50 million, partially offset by prepayments of $92.1 million of U.S. agency MBS, $70 million of U.S. agency callable debt securities matured during 2018, and a $31.5 million decrease in the fair value of available-for-sale investment securities.

As of June 30, 2018, approximately 99% of the Corporation’s available-for-sale securities portfolio was invested in U.S. Government and agency debentures and fixed-rate U.S. government-sponsored agency MBS (mainly GNMA, FNMA and FHLMC fixed-rate securities).

As of June 30, 2018, the Corporation owned bonds of the Puerto Rico Housing Finance Authority in the aggregate amount of $8.1 million, carried on the Corporation’s books at their aggregate fair value of $6.8 million, which were current as to contractual payments as of June 30, 2018.

As of June 30, 2018, the Corporation’s held-to-maturity investment securities portfolio amounted to $150.5 million, down $0.1 million from December 31, 2017. Held-to-maturity investment securities consisted of financing arrangements with Puerto Rico municipalities issued in bond form, which are accounted for as securities, but were underwritten as loans with features that are typically found in commercial loans.  These obligations typically are not issued in bearer form, are not registered with the SEC, and they are not rated by external credit agencies. These bonds have seniority to the payment of operating costs and expenses of the municipality and are supported by assigned property tax revenues. Approximately 70% of the Corporation’s municipality bonds consisted of obligations issued by three of the largest municipalities in Puerto Rico. These municipalities are required by law to levy special property taxes in such amounts as are required for the payment of all of their respective general obligation bonds and loans.

    See “Exposure to Puerto Rico Government” below for information and details about the Corporation’s total direct exposure to the Puerto Rico government.

The following table presents the carrying value of investments as of the indicated dates:

	June 30,	December 31,
	2018	2017
(In thousands)

Money market investments	$97,590	$10,415

Investment securities available for sale, at fair value:
U.S. Government and agencies obligations	657,401	609,188
Puerto Rico government obligations	6,843	6,813
Mortgage-backed securities	1,371,766	1,274,497
Other (1)	-	518
Total investment securities available for sale, at fair value	2,036,010	1,891,016

Investment securities held-to-maturity, at amortized cost:
Puerto Rico Municipal Bonds	150,486	150,627

Other investment securities, including $40.8 million and $40.9 million of FHLB stock
as of June 30, 2018 and December 31, 2017, respectively	43,400	43,119
Total money market investments and investment securities	$2,327,486	$2,095,177

(1) As of January 1, 2018, the Corporation adopted ASU 2016-01, resulting in the reclassification of equity securities from available-for-sale investment securities to other investment securities.

Mortgage-backed securities as of the indicated dates consisted of:

	June 30,	December 31,
(In thousands)	2018	2017

Available for sale:
FHLMC certificates	$343,146	$311,706
GNMA certificates	200,038	221,630
FNMA certificates	760,209	680,040
Collateralized mortgage obligations issued or
guaranteed by FHLMC and GNMA	53,312	44,061
Other mortgage pass-through certificates	15,061	17,060
Total mortgage-backed securities	$1,371,766	$1,274,497

The carrying values of investment securities classified as available for sale and held to maturity as of June 30, 2018 by contractual maturity (excluding mortgage-backed securities) are shown below:

	Carrying	Weighted
(Dollars in thousands)	Amount	Average Yield %

U.S. Government and agencies obligations
Due within one year	$132,035	1.33
Due after one year through five years	306,194	1.51
Due after five years through ten years	182,681	2.94
Due after ten years	36,491	2.28
	657,401	1.91

Puerto Rico government and municipalities obligations
Due after one year through five years	3,712	5.68
Due after five years through ten years	43,598	5.40
Due after ten years	110,019	5.82
	157,329	5.70

Total	814,730	2.64

Mortgage-backed securities	1,371,766	2.67

Total investment securities available for sale and held to maturity	$2,186,496	2.66

Net interest income of future periods could be affected by prepayments of mortgage-backed securities. Any acceleration in the prepayments of mortgage-backed securities would lower yields on these securities, as the amortization of premiums paid upon acquisition of these securities would accelerate. Conversely, acceleration of the prepayments of mortgage-backed securities would increase yields on securities purchased at a discount, as the amortization of the discount would accelerate. These risks are directly linked to future period market interest rate fluctuations. Also, net interest income in future periods might be affected by the Corporation’s investment in callable securities. As of June 30, 2018, the Corporation had approximately $292.7 million in debt securities (U.S. agencies and Puerto Rico government securities) with embedded calls and with an average yield of 2.42%.  See “Risk Management” below for further analysis of the effects of changing interest rates on the Corporation’s net interest income and of the interest rate risk management strategies followed by the Corporation. Also see Note 5, “Investment Securities,” to the consolidated financial statements for additional information regarding the Corporation’s investment portfolio.

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

The Corporation’s risk management policies are described below as well as in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of  the 2017 Annual Report on Form 10-K.

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

The Corporation manages liquidity at two levels. The first is the liquidity of the parent company, which is the holding company that owns the banking and non-banking subsidiaries. The second is the liquidity of the banking subsidiary. As of June 30, 2018, FirstBank could not pay any dividend to the holding company, except upon receipt of required regulatory approvals. During the first six months of 2018, the Corporation continued to pay quarterly interest payments on the subordinated debentures associated with its trust preferred securities and the monthly dividend income on its non-cumulative perpetual monthly income preferred stock pursuant to regulatory approvals.

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

The Corporation develops and maintains contingency funding plans. These plans evaluate the Corporation’s liquidity position under various operating circumstances and are designed to help ensure that the Corporation will be able to operate through periods of stress when access to normal sources of funds is constrained. The plans project funding requirements during a potential period of stress, specify and quantify sources of liquidity, outline actions and procedures for effectively managing through a difficult period, and define roles and responsibilities. Under the contingency funding plan, the Corporation stresses the balance sheet and the liquidity position to critical levels that imply difficulties in getting new funds or even maintaining the current funding position of the Corporation and the Bank and are designed to help ensure the ability of the Corporation and the Bank to honor its respective commitments, and has established liquidity triggers monitored by the MIALCO in order to maintain the ordinary funding of the banking business. Four different scenarios are defined in the contingency funding plan: local market event, credit rating downgrade, an economic cycle downturn event, and a concentration event. They are reviewed and approved annually by the Board of Directors’ Asset and Liability Committee.

    The Corporation manages its liquidity in a proactive manner and maintains a sound liquidity position. It uses multiple measures to monitor the liquidity position, including core liquidity, basic liquidity, and time-based reserve measures. As of June 30, 2018, the estimated core liquidity reserve (which includes cash and free liquid assets) was $2.2 billion, or 17.8% of total assets, compared to $1.9 billion or 15.6% of total assets as of December 31, 2017. The basic liquidity ratio (which adds available secured lines of credit to the core liquidity) was approximately 21.8% of total assets, compared to 21.2% of total assets as of December 31, 2017. The increase in core liquidity was largely driven by the aforementioned deposit build-up experienced after the hurricanes.  As of June 30, 2018, the Corporation had $491.6 million available for additional credit from the FHLB of New York. Unpledged liquid securities as of June 30, 2018, mainly fixed-rate MBS and U.S. agency debentures, amounted to approximately $1.2 billion. The Corporation does not rely on uncommitted inter-bank lines of credit (federal funds lines) to fund its operations and does not include them in the basic liquidity measure. As of June 30, 2018, the holding company had $24.6 million of cash and cash equivalents. Cash and cash equivalents at the Bank level as of June 30, 2018 were approximately $881.6 million. The Bank had $822.7 million in brokered CDs as of June 30, 2018, of which approximately $457.8 million mature over the next twelve months. Liquidity at the Bank level is highly dependent on bank deposits, which fund 75% of the Bank’s assets (or 68%, excluding brokered CDs).

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

The Corporation has continued reducing the amounts of its outstanding brokered CDs. As of June 30, 2018, the amount of brokered CDs had decreased $327.8 million to $822.7 million from brokered CDs of $1.2 billion as of December 31, 2017. At the same time as the Corporation focuses on reducing its reliance on brokered CDs, it is seeking to add core deposits. During the first six months of 2018, the Corporation increased non-brokered deposits, excluding government deposits, by $367.5 million to $7.6 billion as further discussed below.

The Corporation continues to have access to financing through counterparties to repurchase agreements, the FHLB, and other agents, such as wholesale funding brokers. While liquidity is an ongoing challenge for all financial institutions, management believes that the Corporation’s available borrowing capacity and efforts to grow retail deposits will be adequate to provide the necessary funding for the Corporation’s business plans in the foreseeable future.

The Corporation’s principal sources of funding are:

Brokered CDs – Historically, a large portion of the Corporation’s funding has been brokered CDs issued by FirstBank. Total brokered CDs decreased during the first six months of 2018 by $327.8 million to $822.7 million as of June 30, 2018.

   The average remaining term to maturity of the retail brokered CDs outstanding as of June 30, 2018 was approximately 1.2 years.

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

The following table presents contractual maturities of time deposits with denominations of $100,000 or higher as of June 30, 2018:

Total
(In thousands)

Three months or less	$477,766
Over three months to six months	371,689
Over six months to one year	535,057
Over one year	1,055,447
Total	$2,439,959

Certificates of deposit in denominations of $100,000 or higher include brokered CDs of $822.7 million issued to deposit brokers in the form of large certificates of deposit that are generally participated out by brokers in shares of less than the FDIC insurance limit.

Government deposits – As of June 30, 2018, the Corporation had $634.4 million of Puerto Rico public sector deposits ($535.7 million in transactional accounts and $98.8 million in time deposits), compared to $490.3 million as of December 31, 2017. Approximately 31% is from municipalities and municipal agencies in Puerto Rico and 69% is from public corporations and the central government and agencies.  Most of the increase in 2018 was related to higher balances in transactional deposit accounts of certain municipalities in Puerto Rico.

   In addition, as of June 30, 2018, the Corporation had $174.3 million of government deposits in the Virgin Islands, compared to $162.6 million as of December 31, 2017.

Retail deposits – The Corporation’s deposit products also include regular saving accounts, demand deposit accounts, money market accounts and retail CDs. Total deposits, excluding brokered CDs and government deposits, increased by $367.5 million to $7.6 billion from the balance of $7.2 billion as of December 31, 2017. The higher balance reflects increases of $288.4 million and $114.2 million in Puerto Rico and the Virgin Islands, respectively, partially offset by a $35.2 million decrease in Florida. After the hurricanes and during the fourth quarter of 2017 and the first six months of 2018, the Corporation experienced rapid accumulation of deposits.  Total deposits as of June 30, 2018, excluding brokered CDs and government deposits, increased $367.5 million from December 31, 2017 and $743.6 million since September 30, 2017.  The most significant increase was in non-interest-bearing demand deposits, which grew 26%, or $483.5 million, between December 31, 2017 and June 30, 2018, and $730.9 million, or 46%, between September 30, 2017 and June 30, 2018.  Hurricane-related factors, such as the effect of disaster relief funds and settlement of insurance claims, continue to contribute to this growth.  Although management expects the balances accumulated by deposit customers in the hurricane-affected areas to reduce over time, it is difficult to predict when and to what degree, and there may be further growth as insurance claims are resolved and additional disaster-recovery funds are distributed.  See Note 15, “Deposits,” in the consolidated financial statements for further details.

See “Results of Operations – Net Interest Income” above for information about average balances of interest-bearing deposits, and the average interest rate paid on deposits for the quarters and six-month periods ended June 30, 2018 and 2017.

Securities sold under agreements to repurchase - The Corporation’s investment portfolio is funded in part with repurchase agreements. The Corporation’s outstanding securities sold under repurchase agreements amounted to $400 million as of June 30, 2018, compared to $500 million as of December 31, 2017.  The Corporation repaid at maturity a $100 million short-term repurchase agreement carried at a cost of 1.53%.  One of the Corporation’s strategies has been the use of structured repurchase agreements and long-term repurchase agreements to reduce liquidity risk and manage exposure to interest rate risk by lengthening the final maturities of its liabilities while keeping funding costs at reasonable levels. In addition to these repurchase agreements, the Corporation has been able to maintain access to credit by using cost-effective sources such as FHLB advances. See Note 16, “Securities Sold Under Agreements to Repurchase,” in the consolidated financial statements for further details about repurchase agreements outstanding by counterparty and maturities.

As of June 30, 2018, the Corporation had $200 million of reverse repurchase agreements with a counterparty under a master netting arrangement that provides for a right of setoff that meets the conditions of ASC Topic 210-20-45-11 for a net presentation. These repurchase agreements and reverse repurchase agreements are presented net on the consolidated statement of financial condition.

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

Advances from the FHLB – The Bank is a member of the FHLB system and obtains advances to fund its operations under a collateral agreement with the FHLB that requires the Bank to maintain qualifying mortgages and/or investments as collateral for advances taken. As of each of June 30, 2018 and December 31, 2017, the outstanding balance of FHLB advances was $715.0 million.  As of June 30, 2018, the Corporation had $491.6 million available for additional credit on FHLB lines of credit.

Trust-Preferred Securities – In 2004, FBP Statutory Trust I, a statutory trust that is wholly-owned by the Corporation and not consolidated in the Corporation’s financial statements, sold to institutional investors $100 million of its variable-rate trust-preferred securities. FBP Statutory Trust I used the proceeds of the issuance, together with the proceeds of the purchase by the Corporation of $3.1 million of FBP Statutory Trust I variable rate common securities, to purchase $103.1 million aggregate principal amount of the Corporation’s Junior Subordinated Deferrable Debentures.

Also in 2004, FBP Statutory Trust II, a statutory trust that is wholly-owned by the Corporation and not consolidated in the Corporation’s financial statements, sold to institutional investors $125 million of its variable-rate trust-preferred securities. FBP Statutory Trust II used the proceeds of the issuance, together with the proceeds of the purchase by the Corporation of $3.9 million of FBP Statutory Trust II variable rate common securities, to purchase $128.9 million aggregate principal amount of the Corporation’s Junior Subordinated Deferrable Debentures.

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

As mentioned above, during the first quarter of 2018, the Corporation completed the repurchase of $23.8 million of trust-preferred securities of the FBP Statutory Trust I that were being auctioned in a public sale at which the Corporation was invited to participate.    The Corporation repurchased and cancelled the repurchased trust-preferred securities, resulting in a commensurate reduction in the related subordinated debenture.  As of June 30, 2018, the Corporation still had subordinated debentures outstanding in the aggregate amount of $184.2 million.

   During the second quarter of 2016, the Corporation received approval from the Federal Reserve and paid $31.2 million for all the accrued but deferred interest payments, plus the interest for the 2016 second quarter on the Corporation’s subordinated debentures associated with its trust preferred securities. Subsequently, the Corporation received quarterly regulatory approvals and made scheduled quarterly interest payments.  As of June 30, 2018, the Corporation was current on all interest payments due related to its subordinated debentures.  On October 3, 2017, the New York FED terminated the Written Agreement entered into on June 3, 2010 between the Corporation and the Federal Reserve.  However, the Corporation has agreed with its regulators to continue to obtain approval before paying dividends, receiving dividends from the Bank, making payments on subordinated debt or trust-preferred securities, incurring or guaranteeing debt or purchasing or redeeming any corporate stock.  The Corporation has received approval to make the subordinated debenture quarterly payment for September 30, 2018.  The Corporation intends to request approval for future periods to continue regularly- scheduled quarterly payments.

Other Sources of Funds and Liquidity - The Corporation’s principal uses of funds are for the origination of loans and the repayment of maturing deposits and borrowings.  In connection with its mortgage banking activities, the Corporation has invested in technology and personnel to enhance the Corporation’s secondary mortgage market capabilities.

The enhanced capabilities improve the Corporation’s liquidity profile as they allow the Corporation to derive liquidity, if needed, from the sale of mortgage loans in the secondary market. The U.S. (including Puerto Rico) secondary mortgage market is still highly liquid, in large part because of the sale of mortgages through guarantee programs of the FHA, VA, HUD, FNMA and FHLMC. During the first six months of 2018, the Corporation sold approximately $119.8 million of FHA/VA mortgage loans to GNMA, which packages them into mortgage-backed securities. Any regulatory actions affecting GNMA, FNMA or FHLMC could adversely affect the secondary mortgage market.

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

As of June 30, 2018, the Corporation’s credit as a long-term issuer was rated B+ by S&P and B- by Fitch. At the FirstBank subsidiary level, long-term issuer ratings as of June 30, 2018 were Caa1 by Moody’s, seven notches below their definition of investment grade, B+ by S&P, four notches below their definition of investment grade, and B- by Fitch, six notches below their definition of investment grade. The Corporation’s credit ratings are dependent on a number of factors, both quantitative and qualitative, and are subject to change at any time. The disclosure of credit ratings is not a recommendation to buy, sell or hold the Corporation’s securities. Each rating should be evaluated independently of any other rating.

Cash Flows

Cash and cash equivalents were $888.4 million as of June 30, 2018, an increase of $172.0 million when compared to the balance as of December 31, 2017. The following discussion highlights the major activities and transactions that affected the Corporation’s cash flows during the first six months of 2018 and 2017:

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

For the first six months of 2018 and 2017, net cash provided by operating activities was $158.3 million and $131.6 million, respectively.  Net cash generated from operating activities was higher than reported net income largely as a result of adjustments for items such as the provision for loan and lease losses, depreciation and amortization, and impairments, as well as the cash generated from sales of loans held for sale.

Cash Flows from Investing Activities

The Corporation’s investing activities primarily relate to originating loans to be held for investment and the purchasing, selling and repaying available-for-sale and held-to-maturity investment securities. For the six-month period ended June 30, 2018, net cash used in investing activities was $57.4 million, primarily reflecting the effect of purchases of U.S. agency debt securities, partially offset by U.S. agency MBS prepayments and proceeds from the aforementioned sales of adversely-classified commercial loans and seasoned residential mortgage loans.

For the six-month period ended June 30, 2017, net cash provided by investing activities was $64.3 million, primarily reflecting U.S. agency MBS prepayments and proceed from the sales of the PREPA credit line and non-performing bonds of GDB and the Puerto Rico Public Buildings Authority.

 Cash Flows from Financing Activities

The Corporation’s financing activities primarily include the receipt of deposits and the issuance of brokered CDs, the issuance and payments on long-term debt, the issuance of equity instruments and activities related to its short-term funding. During the six-month period ended June 30, 2018, net cash provided by financing activities was $71.2 million, mainly reflecting the effect of the increases in non-brokered deposits, partially offset by repayments of maturing brokered CDs and a $100 million short-term repurchase agreement, as well as the repurchase of trust-preferred securities.

In the first six months of 2017, net cash used in financing activities was $63.0 million, mainly due to repayments of maturing brokered CDs.

Capital

As of June 30, 2018, the Corporation’s stockholders’ equity was $1.9 billion, an increase of $32.6 million from December 31, 2017.  The increase was mainly driven by the earnings generated in the first six months of 2018, partially offset by the decrease in the fair value of available-for-sale investment securities recorded as part of other comprehensive loss. On December 31, 2016, for the first time since July 2009, the Corporation paid dividends on its non-cumulative perpetual monthly income preferred stock, after receiving regulatory approval.  Since then, the Corporation has continued to pay monthly dividend payments on the non-cumulative perpetual monthly income preferred stock. As mentioned above, on October 3, 2017, the Federal Reserve terminated the Written Agreement entered into on June 3, 2010 between the Corporation and the Federal Reserve.  However, the Corporation has agreed with its regulators to continue to obtain approval before paying dividends, receiving dividends from the Bank, making payments on subordinated debt or trust preferred securities, incurring or guaranteeing debt or purchasing or redeeming any corporate stock. The Corporation received regulatory approvals to pay the monthly dividends on the Corporation’s Series A through E Preferred Stock through September 2018.  The Corporation intends to request approval in future periods to continue to pay monthly dividend payments on the non-cumulative perpetual monthly income preferred stock.

Set forth below are First BanCorp.ʼs and FirstBankʼs regulatory capital ratios as of June 30, 2018 and December 31, 2017:

			Banking Subsidiary

	First BanCorp.		FirstBank		To be well capitalized - General thresholds
		Fully		Fully
As of June 30, 2018	Actual	Phased-in (1)	Actual	Phased-in (1)
Total capital ratio (Total capital to risk-weighted assets)	23.47%	22.92%	22.98%	22.44%	10.00%
Common Equity Tier 1 capital ratio
(Common equity Tier 1 capital to risk-weighted assets)	19.73%	19.24%	18.17%	17.72%	6.50%
Tier 1 capital ratio (Tier 1 capital to risk-weighted assets)	20.14%	19.65%	21.72%	21.18%	8.00%
Leverage ratio	14.35%	14.35%	15.48%	15.48%	5.00%

			Banking Subsidiary

	First BanCorp.		FirstBank		To be well capitalized - General thresholds
		Fully		Fully
As of December 31, 2017	Actual	Phased-in (1)	Actual	Phased-in (1)
Total capital ratio (Total capital to risk-weighted assets)	22.53%	21.99%	22.06%	21.53%	10.00%
Common Equity Tier 1 capital ratio
(Common equity Tier 1 capital to risk-weighted assets)	18.96%	18.09%	17.70%	16.86%	6.50%
Tier 1 capital ratio (Tier 1 capital to risk-weighted assets)	18.97%	18.49%	20.79%	20.26%	8.00%
Leverage ratio	14.03%	14.01%	15.39%	15.37%	5.00%

(1) Certain adjustments required under Basel III rules will be phased-in through the end of 2018 although certain elements of the Basel III rules have recently been deferred by the federal banking agencies. The ratios shown in this column were calculated assuming a fully phased-in adjustments as if they were effective as of June 30, 2018 and December 31, 2017.

Although the Corporation and FirstBank became subject to the Basel III rules beginning on January 1, 2015, certain requirements of the Basel III rules are being phased-in over several years and, in general, were intended to be fully effective as of January 1, 2019. The federal banking agencies have recently deferred certain elements of the Basel III rules.  The Corporation and FirstBank compute risk-weighted assets using the Standardized Approach required by the Basel III rules.

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

On November 21, 2017, the Federal Reserve Board, the FDIC, and the Office of the Comptroller of the Currency finalized an extension of the phase-in of certain Basel III capital rules for banks not using the Basel advanced approaches capital rule.  The extension, which was effective on January 1, 2018, pauses the full transition of the Basel III treatment of mortgage servicing assets, certain deferred tax assets, and investments in the capital of unconsolidated financial institutions and minority interests, pending the banking agencies’ broader efforts, announced in September 2017, to simplify the regulatory capital rules that apply to banking organizations that are not subject to the advanced approaches capital rules.  Because the advanced approaches capital rules apply to banking organizations with more than $250 billion in assets or foreign bank subsidiaries with more than $10 billion in assets, the extension relief applies broadly to community, midsize, and regional banks, including the Corporation and FirstBank.

   The tangible common equity ratio and tangible book value per common share are non-GAAP financial measures generally used by the financial community to evaluate capital adequacy. Tangible common equity is total equity less preferred equity, goodwill, core deposit intangibles, purchased credit card relationship assets and insurance customer relationship intangible assets. Tangible assets are total assets less goodwill, core deposit intangibles, purchased credit card relationship and insurance customer relationship intangible assets.  See “Basis of Presentation” below for additional information.

The following table is a reconciliation of the Corporation’s tangible common equity and tangible assets as of June 30, 2018 and December 31, 2017, respectively:

	June 30,	December 31,
(In thousands, except ratios and per share information)	2018	2017

Total equity - GAAP	$1,901,679	$1,869,097
Preferred equity	(36,104)	(36,104)
Goodwill	(28,098)	(28,098)
Purchased credit card relationship intangible	(6,851)	(8,000)
Core deposit intangible	(4,835)	(5,478)
Insurance customer relationship intangible	(699)	(775)

Tangible common equity	$1,825,092	$1,790,642

Total assets - GAAP	$12,384,862	$12,261,268
Goodwill	(28,098)	(28,098)
Purchased credit card relationship intangible	(6,851)	(8,000)
Core deposit intangible	(4,835)	(5,478)
Insurance customer relationship intangible	(699)	(775)
Tangible assets	$12,344,379	$12,218,917
Common shares outstanding	217,185	216,278

Tangible common equity ratio	14.78%	14.65%
Tangible book value per common share	$8.40	$8.28

(1) In May 2017, the U.S. Treasury sold its remaining shares of common stock in First BanCorp. As a result, senior officers forfeited approximately 2.4 million of restricted shares that they held.

On May 17, 2018, the U.S. Department of the Treasury fully exercised its warrant to purchase 1,285,899 shares of the Corporation’s common stock on a cashless basis, resulting in the issuance of 730,571 shares of common stock.

  The Banking Law of the Commonwealth of Puerto Rico requires that a minimum of 10% of FirstBank’s net income for the year be transferred to legal surplus until such surplus equals the total of paid-in-capital on common and preferred stock. Amounts transferred to the legal surplus account from the retained earnings account are not available for distribution to the Corporation, including for payment as dividends to the stockholders, without the prior consent of the Puerto Rico Commissioner of Financial Institutions. The Puerto Rico Banking Law provides that, when the expenditures of a Puerto Rico commercial bank are greater than receipts, the excess of the expenditures over receipts must be charged against the undistributed profits of the bank, and the balance, if any, must be charged against the legal surplus reserve, as a reduction thereof. If there is no legal surplus reserve sufficient to cover such balance, in whole or in part, the outstanding amount must be charged against the capital account and the Bank cannot pay dividends until it can replenish the legal surplus reserve to an amount equal to at least 20% of the original capital contributed. During the fourth quarter of 2017, $7.3 million was transferred to the legal surplus reserve. FirstBank’s legal surplus reserve, included as part of retained earnings in the Corporation’s consolidated statement of financial condition, amounted to $59.7 million as of June 30, 2018.  There were no transfers to the legal surplus reserve during the first six months of 2018.

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

   As a provider of financial services, the Corporation routinely enters into commitments with off-balance sheet risk to meet the financial needs of its customers. These financial instruments may include loan commitments and standby letters of credit. These commitments are subject to the same credit policies and approval process used for on-balance sheet instruments. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the statement of financial position. As of June 30, 2018, commitments to extend credit amounted to approximately $1.2 billion, of which $663.7 million related to credit card loans.  Commercial and financial standby letters of credit amounted to approximately $58.7 million.  Commitments to extend credit are agreements to lend to customers as long as the conditions established in the contract are met.

Contractual Obligations, Commitments and Contingencies

       The following table presents information about the maturities of the Corporation’s contractual obligations and commitments, which consist of CDs, long-term contractual debt obligations, commitments to sell mortgage loans and commitments to extend credit:

	Contractual Obligations and Commitments
	As of June 30, 2018
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years

(In thousands)

Contractual obligations:
Certificates of deposit	$3,212,048	$1,824,249	$1,028,191	$353,893	$5,715
Securities sold under agreements to repurchase (1)	200,000	-	-	200,000	-
Advances from FHLB	715,000	95,000	420,000	200,000	-
Other borrowings	184,150	-	-	-	184,150
Total contractual obligations	$4,311,198	$1,919,249	$1,448,191	$753,893	$189,865

Commitments to sell mortgage loans	$6,304

Standby letters of credit	$2,728

Commitments to extend credit:
Lines of credit	$1,130,187
Letters of credit	55,997
Construction undisbursed funds	63,551
Total commercial commitments	$1,249,735

(1) Reported net of reverse repurchase agreement by counterparty, when applicable, pursuant to ASC Topic 210-20-45-11.

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

The balance sheet is divided into groups of assets and liabilities by maturity or re-pricing structure and their corresponding interest yields and costs. As interest rates rise or fall, these simulations incorporate expected future lending rates, current and expected future funding sources and costs, the possible exercise of options, changes in prepayment rates, deposit decay and other factors, which may be important in projecting net interest income.

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

The 12-month net interest income is forecasted assuming the June 30, 2018 interest rate curves remain constant. Then, net interest income is estimated under rising and falling rate scenarios.  For the rising rate scenario, a gradual (ramp) parallel upward shift of the yield curve is assumed during the first 12 months (the “+200 ramp” scenario). Conversely, for the falling rate scenario, a gradual (ramp) parallel downward shift of the yield curve is assumed during the first 12 months (the “-200 ramp” scenario). However, given the current low levels of interest rates, a full downward shift of 200 basis points would represent an unrealistic scenario. Therefore, under the falling rate scenario, rates move downward up to 200 basis points, but without reaching zero. The resulting scenario shows interest rates close to zero in most cases, reflecting a flattening yield curve instead of a parallel downward scenario.

The Libor/Swap curve for June 2018, as compared to December 2017, reflected a 63 basis points increase in the short-term horizon, between 1 to 12 months, while market rates increased by 68 basis points in the medium term, that is, between 2 to 5 years. In the long-term, that is, over a 5-year time horizon, market rates increased by 53 basis points, causing a more flattened yield curve. The U.S. Treasury curve in the short-term increased by 55 basis points and in the medium-term horizon increased by 59 basis points as compared to the December 2017 end of month levels. The long-term horizon increased by 34 basis points as compared to December 2017 end of month levels.

The following table presents the results of the simulations as of June 30, 2018 and December 31, 2017. Consistent with prior years, these exclude non-cash changes in the fair value of derivatives:

	June 30, 2018				December 31, 2017
	Net Interest Income Risk				Net Interest Income Risk
	(Projected for the next 12 months)				(Projected for the next 12 months)
	Static Simulation		Growing Balance Sheet		Static Simulation		Growing Balance Sheet
(Dollars in millions)	Change	% Change	Change	% Change	Change	% Change	Change	% Change
+ 200 bps ramp	$18.0	3.40%	$17.3	3.15%	$18.0	3.55%	$17.5	3.42%
- 200 bps ramp	$(16.2)	(3.05)%	$(18.0)	(3.27)%	$(14.6)	(2.89)%	$(17.7)	(3.47)%

The Corporation continues to manage its balance sheet structure to control the overall interest rate risk. As of June 30, 2018, the simulations showed that the Corporation maintained an asset-sensitive position.  The Corporation has continued repositioning the balance sheet and improving the funding mix, driven by an increase in the average balance of non-interest-bearing deposits and reductions in brokered CDs, short-term repurchase agreements and other borrowings.  The above-mentioned growth in non-interest-bearing deposits, along with proceeds from US agency mortgage-backed securities and loan repayments, has helped the Corporation continue to maintain high liquidity levels.

Taking into consideration the above-mentioned facts for modeling purposes, the net interest income for the next 12 months under a non-static balance sheet scenario is estimated to increase by $17.3 million in the rising rate scenario when compared against the Corporation’s flat or unchanged interest rate forecast scenario. Under the falling rate, non-static scenario, the net interest income is estimated to decrease by $18.0 million.

Derivatives

First BanCorp. uses derivative instruments and other strategies to manage its exposure to interest rate risk caused by changes in interest rates that are beyond management’s control.

The following summarizes major strategies, including derivative activities, that the Corporation uses in managing interest rate risk:

Interest rate cap agreements - Interest rate cap agreements provide the right to receive cash if a reference interest rate rises above a contractual rate. The value increases as the reference interest rate rises. The Corporation enters into interest rate cap agreements for protection from rising interest rates.

Forward Contracts - Forward contracts are sales of TBAs that will settle over the standard delivery date and do not qualify as “regular-way” security trades. Regular-way security trades are contracts that have no net settlement provision and no market mechanism to facilitate net settlement and provide for delivery of a security within the timeframe generally established by regulations or conventions in the market-place or exchange in which the transaction is being executed. The forward sales are considered derivative instruments that need to be marked-to-market. These securities are used to hedge the FHA/VA residential mortgage loan securitizations of the mortgage-banking operations. Unrealized gains (losses) are recognized as part of mortgage banking activities in the consolidated statement of income.

For detailed information regarding the volume of derivative activities (e.g., notional amounts), location and fair values of derivative instruments in the consolidated statements of financial condition and the amount of gains and losses reported in the consolidated statements of income, see Note 11, “Derivative Instruments and Hedging Activities,” in the consolidated financial statements.

The following tables summarize the fair value changes in the Corporation’s derivatives, as well as the sources of the fair values:
	Asset Derivatives	Liability Derivatives
	Six-Month Period Ended	Six-Month Period Ended
(In thousands)	June 30, 2018	June 30, 2018

Fair value of contracts outstanding as of the beginning of the period	$312	$(324)
Changes in fair value during the period	494	(597)
Fair value of contracts outstanding as of June 30, 2018	$806	$(921)

Sources of Fair Value

	Maturity by Period
	Maturity Less Than One Year	Maturity 1-3 Years	Maturity 3-5 Years	Maturity in Excess of 5 Years	Total Fair Value

(In thousands)
As of June 30, 2018
Pricing from observable market inputs - Asset Derivatives	$7	$799	$-	$-	$806
Pricing from observable market inputs - Liability Derivatives	(122)	(799)	-	-	(921)
	$(115)	$-	$-	$-	$(115)

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

As of June 30, 2018 and December 31, 2017, all of the derivative instruments held by the Corporation were considered undesignated economic hedges.

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

Credit Risk Management

First BanCorp. is subject to credit risk mainly with respect to its portfolio of loans receivable and off-balance-sheet instruments, mainly derivatives and loan commitments. Loans receivable represents loans that First BanCorp. holds for investment and, therefore, First BanCorp. is at risk for the term of the loan. Loan commitments represent commitments to extend credit, subject to specific conditions, for specific amounts and maturities. These commitments may expose the Corporation to credit risk and are subject to the same review and approval process as for loans made by the Bank. See “Contractual Obligations, Commitments and Contingencies” above for further details. The credit risk of derivatives arises from the potential that the counterparty will default on its contractual obligations. To manage this credit risk, the Corporation deals with counterparties of good credit standing, enters into master netting agreements whenever possible and, when appropriate, obtains collateral. For further details and information on the Corporation’s derivative credit risk exposure, see “Interest Rate Risk Management,” above. The Corporation manages its credit risk through its credit policy, underwriting, independent loan review and quality control procedures, statistical analysis, comprehensive financial analysis, and established management committees. The Corporation also employs proactive collection and loss mitigation efforts. Furthermore, personnel performing structured loan workout functions are responsible for mitigating defaults and minimizing losses upon default within each region and for each business segment. In the case of the commercial and industrial (“C&I”), commercial mortgage and construction loan portfolios, the Special Asset Group (“SAG”) focuses on strategies for the accelerated reduction of non-performing assets through note sales, short sales, loss mitigation programs, and sales of OREO.  In addition to the management of the resolution process for problem loans, the SAG oversees collection efforts for all loans to prevent migration to the non-performing and/or adversely classified status.  The SAG utilizes relationship officers, collection specialists and attorneys. In the case of residential construction projects, the workout function monitors project specifics, such as project management and marketing, as deemed necessary.

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

Allowance for Loan and Lease Losses and Non-performing Assets

Allowance for Loan and Lease Losses

The allowance for loan and lease losses represents the estimate of the level of reserves appropriate to absorb inherent incurred credit losses. The amount of the allowance is determined by empirical analysis and judgments regarding the quality of each individual loan portfolio. All known relevant internal and external factors that affect loan collectability are considered, including analyses of historical charge-off experience, migration patterns, changes in economic conditions, and changes in loan collateral values. For example, factors affecting the economies of Puerto Rico, Florida (USA), the United States Virgin Islands and the British Virgin Islands may contribute to delinquencies and defaults above the Corporation’s historical loan and lease losses. Such factors are subject to regular review and may change to reflect updated performance trends and expectations, particularly in times of severe stress. The process includes judgments and quantitative elements that may be subject to significant change.

The allowance for loan and lease losses provides for probable incurred losses that have been identified with specific valuation allowances for individually evaluated impaired loans and probable incurred losses believed to be inherent in the loan portfolio that have not been specifically identified. An internal risk rating is assigned to each business loan at the time of approval and is subject to subsequent periodic reviews by the Corporation’s senior management. The allowance for loan and lease losses is reviewed on a quarterly basis as part of the Corporation’s continued evaluation of its asset quality.

Hurricanes Maria and Irma caused widespread property damage, flooding, power outages, and water and communication services interruptions, and severely disrupted normal economic activity in the affected areas.  Damages associated with these hurricane-related events have had and will continue to have significant short-term economic repercussions, both positive and negative, for the Corporation’s commercial and individual loan customers in the most severely affected parts of Puerto Rico and the Virgin Islands.    The methodologies used by the Corporation to determine the hurricane-related qualitative estimate and for the review of individual large commercial credits are discussed in detail in Note 1, “Nature of Business and Summary of Significant Accounting Policies,” in the audited consolidated financial statements for the year ended December 31, 2017, which are included in the 2017 Annual Report on Form 10-K.  With the ongoing collection of information on individual commercial customers and statistics on the consumer and residential loan portfolios, the loss estimate will be revised as needed.

 The ratio of the allowance for loan and lease losses to total loans held for investment remained relatively flat at 2.57% as of June 30, 2018, compared to 2.62% as of December 31, 2017. The change for each portfolio follows:

•          The allowance to total loans ratio for the residential mortgage portfolio decreased from 1.79% as of December 31, 2017 to 1.70% as of June 30, 2018, primarily due to lower delinquency levels reflecting the effect of clients that resumed their payments after the expiration of the three-month payment deferral program.

•          The allowance to total loans ratio for the commercial mortgage portfolio increased from 3.00% as of December 31, 2017 to 3.17% as of June 30, 2018, driven by the effect of the downgrade in the credit risk classification of three large loans totaling  $110.3  million.

•          The allowance to total loans for the C&I portfolio decreased from 2.35% as of December 31, 2017 to 2.19% as of June 30, 2018, reflecting the effect of a $4.0 million net loan loss reserve release related to revised estimates of the reserve associated with the effects of Hurricanes Maria and Irma, primarily due to updated assessments about the performance and repayment prospects of certain individually assessed commercial loans and charge-offs taken against previously-established reserves.

•          The allowance to total loans for the construction loan portfolio increased from 4.06% as of December 31, 2017 to 4.66% as of June 30, 2018, primarily due to the effect of the aforementioned transfer of loans to held for sale, including the transfer to held for sale of a $30.0 million construction loan in the Virgin Islands.

•          The allowance to total loans for the consumer loan portfolio decreased from 4.06% as of December 31, 2017 to 3.96% as of June 30, 2018, reflecting the effect of a $2.0 million release of the hurricane-related qualitative reserve resulting from payments received during 2018 that reduced the balance of the consumer loan portfolio outstanding on the dates of the hurricanes.

The ratio of the total allowance to non-performing loans held for investment was 52.97% as of June 30, 2018 compared to 47.36% as of December 31, 2017, reflecting the effect of the aforementioned transfer to held for sale of non-performing commercial and construction loans totaling $57.2 million.

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

As shown in the following table, the allowance for loan and lease losses amounted to $222.0 million as of June 30, 2018, or 2.57% of total loans, compared with $231.8 million, or 2.62% of total loans, as of December 31, 2017. See “Results of Operations - Provision for Loan and Lease Losses” above for additional information.

	Quarter Ended		Six-Month Period Ended
	June 30,		June 30,
(Dollars in thousands)	2018	2017	2018	2017

Allowance for loan and lease losses, beginning of period	$225,856	$203,231	$231,843	$205,603
Provision (release) for loan and lease losses:
Residential Mortgage (1)	3,599	10,888	4,046	20,159
Commercial Mortgage (2)	2,184	525	10,845	13,064
Commercial and Industrial (3)	75	(2,134)	731	(6,940)
Construction (4)	507	312	5,271	1,254
Consumer and Finance Leases (5)	13,171	8,505	19,187	16,001
Total provision for loan and lease losses (6)	19,536	18,096	40,080	43,538
Charge-offs
Residential Mortgage	(5,544)	(6,967)	(8,915)	(15,192)
Commercial Mortgage (7)	(3,897)	(30,495)	(10,707)	(31,857)
Commercial and Industrial (8)	(5,110)	(6,378)	(7,040)	(18,430)
Construction (9)	(818)	(595)	(5,995)	(658)
Consumer and Finance Leases	(12,327)	(11,053)	(24,399)	(22,245)
Total charge offs (10)	(27,696)	(55,488)	(57,056)	(88,382)
Recoveries:
Residential Mortgage	689	891	1,024	1,640
Commercial Mortgage	38	78	87	108
Commercial and Industrial	1,376	4,624	1,438	5,499
Construction	138	133	151	578
Consumer and Finance Leases	2,098	1,920	4,468	4,901
Total recoveries	4,339	7,646	7,168	12,726
Net Charge-Offs	(23,357)	(47,842)	(49,888)	(75,656)
Allowance for loan and lease losses, end of period	$222,035	$173,485	$222,035	$173,485

Allowance for loan and lease losses to period end total loans held for
investment	2.57%	1.96%	2.57%	1.96%
Allowance for loan and lease losses, excluding the $42.2 million hurricane-related
qualitative allowance, to period end total loans held for investment (11)	2.08%	1.96%	2.08%	1.96%
Net charge-offs (annualized) to average loans outstanding during the
period	1.07%	2.16%	1.14%	1.71%
Net charge-offs (annualized), excluding charge-offs of $9.7 million related to loans transferred to held for sale in the first six months of 2018 and the charge-off of $10.7 million related to the sale of the PREPA credit line
in the first six months of 2017, to average loans outstanding during the period (11)	1.07%	2.16%	0.92%	1.47%
Provision for loan and lease losses to net charge-offs during the
period	0.84x	0.38x	0.80x	0.58x
Provision for loan and lease losses to net charge-offs during period, excluding the effect of the hurricane-related reserve releases and loans transferred to held for sale in the first six months of 2018, and the effect of the sale of the PREPA credit line in the
first six-months of 2017 (11)	0.92x	0.38x	1.07x	0.66x
___________
(1)

Net of a $0.2 million and $0.3 million net loan loss reserve release for the second quarter and six-month period ended June 30, 2018, respectively, associated with the effects of Hurricanes Maria and Irma.

(2)

Net of a $1.7 million and $1.9 million net loan loss reserve release for the second quarter and six-month period ended June 30, 2018, respectively, associated with the revised estimates of the effects of Hurricanes Maria and Irma. For the six-month period ended June 30 2018, also includes a provision of $1.1 million associated with the transfer of $27.2 million in non-performing commercial mortgage loans to held for sale.

(3)

Net of a $0.2 million and $4.0 million net loan loss reserve release for the second quarter and six-month period ended June 30, 2018, respectively, associated with revised estimates of the effects of Hurricanes Maria and Irma. For the six-month period ended June 30 2017, includes a provision of $0.6 million associated with the sale of the PREPA credit line.

(4)

Net of a $0.1 million net loan loss reserve release for the six-month period ended June 30, 2018 associated with the revised estimates of the effects of Hurricanes Maria and Irma. For the six-month period ended June 30, 2018, also includes a provision of $4.5 million associated with a $30.0 million non-performing construction loan transferred to held for sale.

(5)		Net of a $2.0 million net loan loss reserve release for the six-month period June 30, 2018 associated with revised estimates of the effects of Hurricanes Maria and Irma.
(6)

Net of a $2.1 million and $8.5 million net loan loss reserve release for the second quarter and six-month period ended June 30, 2018, respectively, associated with revised estimates of the effects of Hurricanes Maria and Irma. For the six-month period ended June 30, 2018, also includes a provision of $5.6 million associated with  the transfer of $57.2 million in non-performing loans to held for sale in the first quarter of 2018.  For the six-month period ended June 30, 2017, includes a provision of $0.6 million associated with the sale of the PREPA credit line.

(7)		Includes charge-offs totaling $4.6 million associated with the transfer of $27.2 million in non-performing commercial mortgage loans to held for sale in the six-month period ended June 30, 2018.
(8)		Includes a charge-off of $10.7 million associated with the sale of the PREPA credit line in the six-month period ended June 30, 2017.
(9)		Includes a charge-off of $5.1 million associated with the transfer of a $30.0 million non-performing construction loan to held for sale in the six-month period ended June 30, 2018.
(10)

Includes charge-offs totaling $9.7 million associated with the transfer of $57.2 million in non-performing loans to held for sale in the six-month period ended June 30, 2018. Includes a charge-off of $10.7 million associated with the sale of the PREPA credit line in the six-month period ended June 30, 2017.

(11)		Non-GAAP financial measures, see "Basis of Presentation" below for a reconciliation of these measures.

   The following table sets forth information concerning the allocation of the allowance for loan and lease losses by loan category and the percentage of loan balances in each category to the total of such loans as of the dates indicated:

	As of		As of
	June 30, 2018		December 31, 2017
(In thousands)	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans

Residential mortgage loans	$55,130	37%	$58,975	37%
Commercial mortgage loans	48,718	18%	48,493	18%
Construction loans	3,949	1%	4,522	1%
Commercial and Industrial loans	44,000	23%	48,871	24%
Consumer loans and finance leases	70,238	21%	70,982	20%
	$222,035	100%	$231,843	100%

See "Results of Operations - Provision for Loan and Lease Losses" above for information about enhancements to the methodology behind the calculation of the allowance for loan and lease losses implemented in the second quarter of 2018

    The following table sets forth information concerning the composition of the Corporation's allowance for loan and lease losses as of June 30, 2018 and December 31, 2017 by loan category and by whether the allowance and related provision were calculated individually or through a general valuation allowance.

As of June 30, 2018	Residential Mortgage Loans	Commercial Mortgage Loans			Consumer and Finance Leases
				Construction Loans
(Dollars in thousands)			C&I Loans			Total
Impaired loans without specific reserves:
Principal balance of loans, net of charge-offs	$121,396	$58,992	$43,566	$-	$2,780	$226,734
Impaired loans with specific reserves:
Principal balance of loans, net of charge-offs	287,689	116,583	67,805	11,261	30,062	513,400
Allowance for loan and lease losses	19,804	12,204	10,592	1,061	5,853	49,514
Allowance for loan and lease losses to principal
balance	6.88%	10.47%	15.62%	9.42%	19.47%	9.64%
PCI loans:
Carrying value of PCI loans	148,025	4,217	-	-	-	152,242
Allowance for PCI loans	10,954	400	-	-	-	11,354
Allowance for PCI loans to carrying value	7.40%	9.49%	-	-	-	7.46%
Loans with general allowance:
Principal balance of loans	2,680,891	1,353,516	1,897,678	73,422	1,742,408	7,747,915
Allowance for loan and lease losses	24,372	36,114	33,408	2,888	64,385	161,167
Allowance for loan and lease losses to principal
balance	0.91%	2.67%	1.76%	3.93%	3.70%	2.08%
Total loans held for investment:
Principal balance of loans	$3,238,001	$1,533,308	$2,009,049	$84,683	$1,775,250	$8,640,291
Allowance for loan and lease losses	55,130	48,718	44,000	3,949	70,238	222,035
Allowance for loan and lease losses to principal
balance (1)	1.70%	3.18%	2.19%	4.66%	3.96%	2.57%

	Residential Mortgage Loans	Commercial Mortgage Loans			Consumer and Finance Leases
				Construction Loans
(Dollars in thousands)			C&I Loans			Total

As of December 31, 2017
Impaired loans without specific reserves:
Principal balance of loans, net of charge-offs	$116,818	$65,100	$28,292	$48	$2,788	$213,046

Impaired loans with specific reserves:
Principal balance of loans, net of charge-offs	316,616	87,814	90,008	47,218	35,606	577,262
Allowance for loan and lease losses	22,086	9,783	12,359	2,017	5,165	51,410
Allowance for loan and lease losses to principal
balance	6.98%	11.14%	13.73%	4.27%	14.51%	8.91%

PCI loans:
Carrying value of PCI loans	153,991	4,183	-	-	-	158,174
Allowance for PCI loans	10,873	378	-	-	-	11,251
Allowance for PCI loans to carrying value	7.06%	9.04%	-	-	-	7.11%

Loans with general allowance:
Principal balance of loans	2,703,532	1,457,875	1,964,953	64,131	1,711,503	7,901,994
Allowance for loan and lease losses	26,016	38,332	36,512	2,505	65,817	169,182
Allowance for loan and lease losses to principal
balance	0.96%	2.63%	1.86%	3.91%	3.85%	2.14%

Total loans held for investment:
Principal balance of loans	$3,290,957	$1,614,972	$2,083,253	$111,397	$1,749,897	$8,850,476
Allowance for loan and lease losses	58,975	48,493	48,871	4,522	70,982	231,843
Allowance for loan and lease losses to principal
balance (1)	1.79%	3.00%	2.35%	4.06%	4.06%	2.62%

__________

(1) Loans used in the denominator include PCI loans of $152.2 million and $158.2 million as of June 30, 2018 and December 31, 2017, respectively. However, the Corporation separately tracks and reports PCI loans and excludes these loans from the amounts of non-performing loans, impaired loans, TDRs and non-performing assets.

The following tables show the activity for impaired loans held for investment and the related specific reserve during the quarters and six-month periods ended June 30, 2018 and 2017:
		Quarter Ended		Six-Month Period Ended
		June 30,		June 30,

		2018	2017	2018	2017
		(In thousands)		(In thousands)
	Impaired Loans:
	Balance as of beginning of period	$746,280	$807,198	$790,308	$887,905
	Loans determined impaired during the period	34,273	18,976	95,681	38,604
	Charge-offs (1)(2)	(13,207)	(43,083)	(30,420)	(60,487)
	Loans sold, net of charge-offs	-	-	(4,121)	(53,245)
	Increases to existing impaired loans	77	698	7,075	1,239
	Foreclosures	(7,777)	(21,233)	(19,452)	(30,690)
	Loans no longer considered impaired	(2,433)	(1,890)	(3,940)	(2,782)
	Loans transferred to held for sale	-	-	(57,213)	-
	Paid in full or partial payments	(17,079)	(25,041)	(37,784)	(44,919)
	Balance as of end of period	$740,134	$735,625	$740,134	$735,625

(1)	For the six-month period ended June 30, 2018 includes charge-offs totaling $9.7 million associated with the transfer of $57.2 million in non-performing loans to held for sale.
(2)	For the six-month period ended June 30, 2017 includes a charge-off of $10.7 million related to the sale of the PREPA credit line.
		Quarter Ended		Six-Month Period Ended
		June 30,		June 30,
		2018	2017	2018	2017
		(In thousands)		(In thousands)
	Specific Reserve:
	Balance as of beginning of period	$56,930	$66,311	$51,410	$64,421
	Provision for loan losses	5,753	17,563	28,456	36,195
	Net charge-offs	(13,169)	(43,080)	(30,352)	(59,822)
	Balance as of end of period	$49,514	$40,794	$49,514	$40,794

In addition, as of June 30, 2018, the Corporation maintained a $0.2 million reserve for unfunded loan commitments, mainly related to outstanding commitments on floor plan revolving lines of credit. The reserve for unfunded loan commitments is an estimate of the losses inherent in off-balance sheet loan commitments to borrowers that are experiencing financial difficulties as of the balance sheet date. The reserve for unfunded loan commitments is included as part of accounts payable and other liabilities in the consolidated statement of financial condition and any change to the reserve is included as part of other non-interest expenses in the consolidated statements of income.

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

The following table presents non-performing assets as of the dates indicated:

	June 30,	December 31,
(Dollars in thousands)	2018	2017

Non-performing loans held for investment:
Residential mortgage	$162,539	$178,291
Commercial mortgage (1)	142,614	156,493
Commercial and Industrial	76,887	85,839
Construction (1)	14,148	52,113
Finance leases	2,032	1,237
Consumer	20,921	15,581
Total non-performing loans held for investment (1)	$419,141	$489,554
OREO	143,355	147,940
Other repossessed property	4,271	4,802
Total non-performing assets, excluding loans held for sale	$566,767	$642,296

Non-performing loans held for sale (1)	54,546	8,290
Total non-performing assets, including loans held for sale (2) (3)	$621,313	$650,586

Past due loans 90 days and still accruing (4) (5)	$171,737	$160,725
Non-performing assets to total assets	5.02%	5.31%
Non-performing loans held for investment to total loans held for investment	4.85%	5.53%
Allowance for loan and lease losses	$222,035	$231,843
Allowance to total non-performing loans held for investment (6)	52.97%	47.36%
Allowance to total non-performing loans held for investment,
excluding residential real estate loans (7)	86.53%	74.48%

___________
(1)

During the first quarter of 2018, the Corporation transferred $57.2 million (net of fair value write-downs of $9.7 million recorded at the time of transfer) in non-performing loans to held for sale. Loans transferred to held for sale consisted of a $30.0 million non-performing construction loan (net of a $5.1 million fair value write-down) and two non-performing commercial mortgage loans totaling $27.2 million (net of fair value write-down of $4.6 million). Subsequently, during the second quarter of 2018, the Corporation completed the sale of a $10.4 million non-performing commercial mortgage loan that was among the loans transferred to held for sale in the first quarter of 2018.

(2)

Purchased credit impaired loans accounted for under ASC Topic 310-30 of $152.2 million and $158.2 million as of June 30, 2018 and December 31, 2017, respectively, are excluded and not considered non-performing due to the application of the accretion method, under which these loans will accrete interest income over the remaining life of the loans using an estimated cash flow analysis.

(3)

Non-performing assets exclude $393.3 million and $374.7 million of TDR loans that were in compliance with the modified terms and in accrual status as of June 30, 2018 and December 31, 2017, respectively.

(4)

It is the Corporation's policy to report delinquent residential mortgage loans insured by the FHA or guaranteed by the VA as past-due loans 90 days and still accruing as opposed to non-performing loans since the principal repayment is insured. These balances include $30.1 million of residential mortgage loans insured by the FHA or guaranteed by the VA that are over 15 months delinquent, and are no longer accruing interest as of June 30, 2018.

(5)

Amount includes PCI loans with individual delinquencies over 90 days and still accruing with a carrying value as of June 30, 2018 and December 31, 2017 of approximately $30.3 million and $29.3 million, respectively, primarily related to loans acquired from Doral Bank in the first quarter of 2015 and from Doral Financial in the second quarter of 2014.

(6)

The ratio of the allowance for loan and lease losses to non-performing loans held for investment, excluding the hurricane-related qualitative allowance, was 42.92% and 36.00% as of June 30, 2018 and December 31, 2017, respectively.

(7)

The ratio of the allowance for loan and lease losses to non-performing loans held for investment, excluding the residential real estate and the hurricane-related qualitative allowance, was 70.10% and 56.63% as of June 30, 2018 and December 31, 2017, respectively.

The following table shows non-performing assets by geographic region:

	June 30,	December 31,
(Dollars in thousands)	2018	2017
Puerto Rico:
Non-performing loans held for investment:
Residential mortgage	$135,583	$147,852
Commercial mortgage (1)	72,863	128,232
Commercial and Industrial	71,852	79,809
Construction	12,510	14,506
Finance leases	2,032	1,237
Consumer	19,740	14,885
Total non-performing loans held for investment	314,580	386,521

OREO	135,897	140,063
Other repossessed property	4,035	4,723
Total non-performing assets, excluding loans held for sale	$454,512	$531,307
Non-performing loans held for sale (1)	24,546	8,290
Total non-performing assets, including loans held for sale (2)	$479,058	$539,597
Past due loans 90 days and still accruing (3)	$168,342	$151,724

Virgin Islands:
Non-performing loans held for investment:
Residential mortgage	$15,753	$22,110
Commercial mortgage	20,371	25,309
Commercial and Industrial	5,035	6,030
Construction (4)	1,638	37,607
Consumer	843	281
Total non-performing loans held for investment	43,640	91,337

OREO	7,015	6,306
Other repossessed property	62	26
Total non-performing assets	$50,717	$97,669
Non-performing loans held for sale (4)	30,000	-
Total non-performing assets	$80,717	$97,669
Past due loans 90 days and still accruing	$3,395	$9,001

United States:
Non-performing loans held for investment:
Residential mortgage	$11,203	$8,329
Commercial mortgage	49,380	2,952
Consumer	338	415
Total non-performing loans held for investment	60,921	11,696

OREO	443	1,571
Other repossessed property	174	53
Total non-performing assets	$61,538	$13,320
Past due loans 90 days and still accruing	$-	$-

____________
(1)

During the first quarter of 2018, the Corporation transferred two non-performing commercial mortgage loans totaling $27.2 million (net of fair value write-downs of $4.6 million) to held for sale. Subsequently, during the second quarter of 2018, the Corporation sold a $10.4 million non-performing commercial mortgage loan that was among the loans transferred to loans held for sale during the first quarter of 2018.

(2)

Purchased credit impaired loans accounted for under ASC Topic 310-30 of $152.2 million and $158.2 million as of June 30, 2018 and December 31, 2017, respectively, are excluded and not considered non-performing due to the application of the accretion method, under which these loans will accrete interest income over the remaining life of the loans using an estimated cash flow analysis.

(3)

Amount includes purchased credit impaired loans with individual delinquencies over 90 days and still accruing with a carrying value as of June 30, 2018  and December 31, 2017 of approximately $30.3 million and $29.3 million, respectively, primarily related to loans acquired from Doral Bank in the first quarter of 2015 and from Doral Financial in the second quarter of 2014.

(4)	During the first quarter of 2018, the Corporation transferred a $30.0 million non-performing construction loan (net of a $5.1 million fair value write-down) to held for sale.

Total non-performing loans, including non-performing loans held for sale, were $473.7 million as of June 30, 2018.  This represents a decrease of $24.2 million from $497.8 million as of December 31, 2017. The decrease in non-performing loans was primarily attributable to $74.8 million in loans restored to accrual status, including the split loan restructuring of a $34 million commercial mortgage loan, collections and charge-offs totaling $71.7 million during the first half of 2018, the transfer of approximately $20.8 million of non-performing loans to the OREO portfolio, and the sale of a $10.4 million non-performing commercial mortgage loan transferred to held for sale during the first quarter of 2018. These variances were partially offset by inflows of approximately $155.0 million, including the inflow of two large commercial mortgage loans totaling $69.8 tied to a legacy commercial loan relationship that operates in both the Florida and Puerto Rico regions with independent sources of repayment.

Non-performing commercial mortgage loans, including loans held for sale, increased by $2.9 million to $159.4 million as of June 30, 2018 from $156.5 million as of December 31, 2017. The increase was primarily related to the aforementioned inflow in the second quarter of 2018 of two large commercial mortgage loans totaling $69.8 million tied to a legacy commercial loan relationship that operates in both the Florida and Puerto Rico regions. This variance was partially offset by the split loan restructuring of a $34 million commercial mortgage loan, collections and charge-offs totaling $22.3 million during the first half of 2018, and the sale of a $10.4 million non-performing commercial mortgage loan. Total inflows of non-performing commercial mortgage loans held for investment amounted to $75.7 million for the first half of 2018, compared to $2.6 million for the same period in 2017.

Non-performing C&I loans decreased by $9.0 million to $76.9 million as of June 30, 2018 from $85.8 million as of December 31, 2017. The decrease was driven by charge-offs and collections of $5.6 million and $3.9 million, respectively, including a charge-off of $3.5 million taken on a commercial loan in Puerto Rico. Total inflows of non-performing C&I loans were $4.1 million during the first half of 2018, compared to $1.5 million for the same period in 2017.

Non-performing construction loans, including non-performing construction loans held for sale, decreased by $8.5 million to $51.9 million as of June 30, 2018 from $60.4 million as of December 31, 2017, mainly due to the $5.1 million charge-off taken on the $30.0 million non-performing construction loan transferred to held for sale in the Virgin Islands during the first quarter of 2018, and a $0.6 million write-down to the fair value of another construction loan held for sale in Puerto Rico.  The inflows of non-performing construction loans held for investment during the first half of 2018 amounted to $0.3 million, compared to inflows of $1.1 million for the same period in 2017.

The following tables present the activity of commercial and construction non-performing loans held for investment:

	Commercial Mortgage	Commercial & Industrial	Construction	Total
(In thousands)
Quarter ended June 30, 2018
Beginning balance	$115,179	$85,325	$16,236	$216,740
Plus:
Additions to non-performing	72,097	1,357	75	73,529
Less:
Loans returned to accrual status	(34,602)	(2,233)	(899)	(37,734)
Non-performing loans transferred to OREO	(862)	(215)	(241)	(1,318)
Non-performing loan charge-offs	(3,897)	(5,061)	(784)	(9,742)
Loan collections	(5,301)	(2,286)	(239)	(7,826)
Ending balance	$142,614	$76,887	$14,148	$233,649

	Commercial Mortgage	Commercial & Industrial	Construction	Total
(In thousands)
Six-Month Period Ended June 30, 2018
Beginning balance	$156,493	$85,839	$52,113	294,445
Plus:
Additions to non-performing	75,665	4,129	271	80,065
Less:
Loans returned to accrual status	(37,753)	(2,233)	(899)	(40,885)
Non-performing loans transferred to OREO	(2,318)	(1,348)	(299)	(3,965)
Non-performing loan charge-offs	(10,707)	(5,592)	(5,961)	(22,260)
Loan collections	(11,552)	(3,908)	(296)	(15,756)
Reclassification	-	-	(781)	(781)
Loans transferred to loans held for sale, net of charge-offs	(27,214)	-	(30,000)	(57,214)
Ending balance	$142,614	$76,887	$14,148	$233,649

	Commercial Mortgage	Commercial & Industrial	Construction	Total
(In thousands)
Quarter ended June 30, 2017
Beginning balance	$174,908	$77,972	$48,468	$301,348
Plus:
Additions to non-performing	1,728	155	634	2,517
Less:
Loans returned to accrual status	(1,568)	(175)	(20)	(1,763)
Non-performing loans transferred to OREO	(8,116)	(3,771)	(20)	(11,907)
Non-performing loan charge-offs	(30,346)	(6,378)	(598)	(37,322)
Loan collections	(14,438)	(2,228)	(1,073)	(17,739)
Reclassification	(133)	-	-	(133)
Ending balance	$122,035	$65,575	$47,391	$235,001

	Commercial Mortgage	Commercial & Industrial	Construction	Total
(In thousands)
Six-Month Period Ended June 30, 2017
Beginning balance	$178,696	$146,599	$49,852	$375,147
Plus:
Additions to non-performing	2,633	1,544	1,091	5,268
Less:
Loans returned to accrual status	(2,041)	(987)	(20)	(3,048)
Non-performing loans transferred to OREO	(8,647)	(4,228)	(182)	(13,057)
Non-performing loan charge-offs	(31,453)	(18,353)	(658)	(50,464)
Loan collections	(17,267)	(5,755)	(2,692)	(25,714)
Reclassification	114	-	-	114
Non-performing loans sold, net of charge-offs	-	(53,245)	-	(53,245)
Ending balance	$122,035	$65,575	$47,391	$235,001

The following tables present the activity of commercial and construction non-performing loans held for sale:

	Commercial Mortgage	Construction	Total
(In thousands)
Quarter ended June 30, 2018
Beginning balance	$27,213	$37,732	$64,945
Plus:
Loans transferred from held for investment	-	-	-
Less:
Lower of cost or market adjustment	-	-	-
Non-performing loans sold	(10,399)	-	(10,399)
Ending balance	$16,814	$37,732	$54,546

	Commercial Mortgage	Construction	Total
(In thousands)
Six-Month Period Ended June 30, 2018
Beginning balance	$-	$8,290	$8,290
Plus:
Loans transferred from held for investment	27,213	30,000	57,213
Less:
Lower of cost or market adjustment	-	(558)	(558)
Non-performing loans sold	(10,399)	-	(10,399)
Ending balance	$16,814	$37,732	$54,546

   Total non-performing commercial and construction loans, including non-performing loans held for sale, with a book value of $288.2 million as of June 30, 2018 were being carried (net of reserves and accumulated charge-offs) at 52.6% of unpaid principal balance.

   Non-performing residential mortgage loans decreased by $15.8 million to $162.5 million as of June 30, 2018 from $178.3 million as of December 31, 2017.  The decrease was driven primarily by loans transferred to the OREO portfolio, loans brought current, and charge-offs recorded during the first half of 2018, partially offset by inflows.

The following tables presents the activity of residential non-performing loans held for investment:

	Quarter Ended		Six-Month Period Ended
	June 30,		June 30,
(In thousands)	2018	2017	2018	2017

Beginning balance	$171,380	$154,893	$178,291	$160,867
Plus:
Additions to non-performing	16,776	26,258	43,737	49,106
Less:
Loans returned to accrual status	(11,987)	(10,139)	(31,108)	(22,289)
Non-performing loans transferred to OREO	(6,708)	(9,449)	(16,837)	(19,000)
Non-performing loan charge-offs	(4,064)	(4,875)	(6,864)	(9,327)
Loan collections	(2,858)	(1,491)	(5,461)	(3,913)
Reclassification	-	133	781	(114)
Ending balance	$162,539	$155,330	$162,539	$155,330

The amount of non-performing consumer loans, including finance leases, increased by $6.1 million during the first half of 2018 to $23.0 million, compared to $16.8 million as of December 31, 2017.  The inflows of non-performing consumer loans during the first half of 2018 were $31.2 million, an increase of $14.5 million, compared to inflows of $16.7 million for the same period in 2017.

As of June 30, 2018, approximately $151.3 million of the loans placed in non-accrual status, mainly commercial loans, were current, or had delinquencies of less than 90 days in their principal and interest payments, including $51.7 million of TDRs maintained in nonaccrual status until the restructured loans meet the criteria of sustained payment performance under the revised terms for reinstatement to accrual status and there is no doubt about full collectability. Collections on these loans are being recorded on a cash basis through earnings, or on a cost-recovery basis, as conditions warrant.

  During the six-month period ended June 30, 2018, interest income of approximately $2.0 million related to non-performing loans with a carrying value of $181.8 million as of June 30, 2018, mainly non-performing construction and commercial loans, was applied against the related principal balances under the cost-recovery method.

    As of June 30, 2018, approximately $113.6 million, or 27.1%, of total non-performing loans held for investment have been charged-off to their net realizable value and no specific reserve was allocated, as shown in the following table:

(Dollars in thousands)	Residential Mortgage Loans	Commercial Mortgage Loans	C&I Loans	Construction Loans	Consumer and Finance Leases	Total
As of June 30, 2018
Non-performing loans held for investment
charged-off to realizable value	$80,085	$21,789	$10,933	$-	$811	$113,618
Other non-performing loans held
for investment	82,454	120,825	65,954	14,148	22,142	305,523
Total non-performing loans held
for investment	$162,539	$142,614	$76,887	$14,148	$22,953	$419,141

Allowance to non-performing loans held for
investments	33.92%	34.16%	57.23%	27.91%	306.01%	52.97%
Allowance to non-performing loans held for
investments, excluding non-performing loans
charged-off to realizable value	66.86%	40.32%	66.71%	27.91%	317.22%	72.67%

As of December 31, 2017
Non-performing loans held for investment
charged-off to realizable value	$76,668	$60,680	$6,872	$48	$843	$145,111
Other non-performing loans held
for investment	101,623	95,813	78,967	52,065	15,975	344,443
Total non-performing loans held
for investment	$178,291	$156,493	$85,839	$52,113	$16,818	$489,554

Allowance to non-performing loans held for
investments	33.08%	30.99%	56.93%	8.68%	422.06%	47.36%
Allowance to non-performing loans held for
investments, excluding non-performing loans
charged-off to realizable value	58.03%	50.61%	61.89%	8.69%	444.33%	67.31%

Total loans in early delinquency (i.e., 30-89 days past due loans, as defined in regulatory report instructions) amounted to $143.5 million as of June 30, 2018, a decrease of $101.2 million compared to $244.7 million as of December 31, 2017.  The variances by major portfolio categories follow:

•         Consumer loans in early delinquency decreased by $51.4 million to $59.7 million as of June 30, 2018, compared to $111.2 million as of December 31, 2017, and residential mortgage loans in early delinquency decreased by $47.6 million to $68.3 as of June 30, 2018, from $115.9 million as of December 31, 2017. These variances reflect both the resumption payments by clients after the expiration of the three-month payment deferral programs and the classification of loans as non-performing during the first half of 2018.  When compared to pre-hurricane levels, consumer loans in early delinquency decreased by $23.2 million to $59.7 million as of June 30, 2018 from $82.9 million as of June 30, 2017, and residential mortgage loans in early delinquency decreased by $36.4 million to $68.3 million as of June 30, 2018 from $104.7 million as of June 30, 2017.

•         Commercial and construction loans in early delinquency decreased by $2.2 million to $15.5 million as of June 30, 2018, compared to $17.7 million as of December 31, 2017. When compared to pre-hurricane levels, commercial and construction loans in early delinquency increased by $9.5 million to $15.5 million as of June 30, 2018 from $6.0 million as of June 30, 2017.

The Corporation provides homeownership preservation assistance to its customers through a loss mitigation program in Puerto Rico that is similar to the U.S. government’s Home Affordable Modification Program guidelines. Depending upon the nature of borrowers’ financial condition, restructurings or loan modifications through this program, as well as other restructurings of individual commercial, commercial mortgage, construction, and residential mortgage loans fit the definition of a TDR. A restructuring of a debt constitutes a TDR if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. Modifications involve changes in one or more of the loan terms that bring a defaulted loan current and provide sustainable affordability. Changes may include, among others, the extension of the maturity of the loan and modifications of the loan rate. See Note 7, “Loans Held for Investment,” to the consolidated financial statements for additional information and statistics about the Corporation’s TDR loans.

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

The following table provides a breakdown between accrual and nonaccrual TDRs:

(In thousands)	As of June 30, 2018

	Accrual	Nonaccrual (1)	Total TDRs

Non-FHA/VA Residential Mortgage loans	$270,358	$72,496	$342,854
Commercial Mortgage loans	54,354	29,927	84,281
Commercial and Industrial loans	43,478	48,191	91,669
Construction loans (2)	1,091	5,370	6,461
Consumer loans - Auto	13,345	6,347	19,692
Finance leases	1,334	260	1,594
Consumer loans - Other	9,321	1,324	10,645
Total Troubled Debt Restructurings	$393,281	$163,915	$557,196

(1) Included in non-accrual loans are $51.7 million in loans that are performing under the terms of the restructuring agreements but are reported in nonaccrual status until the restructured loans meet the criteria of sustained payment performance under the revised terms for reinstatement to accrual status and are deemed fully collectible.

(2) Excludes a $30.0 million non-performing construction loan transferred to held for sale during the first quarter of 2018.

    The OREO portfolio, which is part of non-performing assets, decreased by $4.6 million to $143.4 million as of June 30, 2018 from $147.9 million as of December 31, 2017. The following tables show the composition of the OREO portfolio as of June 30, 2018 and December 31, 2017, as well as the activity during the six-month period ended June 30, 2018 of the OREO portfolio by geographic region:

OREO Composition by Region

(In thousands)	As of June 30, 2018
	Puerto Rico	Virgin Islands	Florida	Consolidated
Residential	$56,045	$1,223	$311	$57,579
Commercial	70,785	4,927	132	75,844
Construction	9,067	865	-	9,932
	$135,897	$7,015	$443	$143,355

(In thousands)	As of December 31, 2017
	Puerto Rico	Virgin Islands	Florida	Consolidated
Residential	$52,427	$514	$1,440	$54,381
Commercial	77,812	4,927	132	82,871
Construction	9,823	865	-	10,688
	$140,062	$6,306	$1,572	$147,940

OREO Activity by Region

(In thousands)	As of June 30, 2018
	Puerto Rico	Virgin Islands	Florida	Consolidated
Beginning Balance	$140,062	$6,306	$1,572	$147,940
Additions	27,821	709	84	28,614
Sales	(19,820)	-	(1,169)	(20,989)
Fair value adjustments and impairments	(12,166)	-	(44)	(12,210)
Ending Balance	$135,897	$7,015	$443	$143,355

Net Charge-offs and Total Credit Losses

Net charge-offs totaled $49.9 million for the first six months of 2018, or 1.14% of average loans on an annualized basis, compared to $75.7 million, or an annualized 1.71%, for the same period in 2017. Net charge-offs for the first six months of 2018 included charge-offs totaling $9.7 million associated with the transfer of $57.2 million in non-performing commercial and construction loans to held for sale. Net charge-offs for the first six months of 2017 included a $10.7 million charge-off associated with the sale of the PREPA credit line. Excluding the charge-offs related to the loans transferred to held for sale in the first six months of 2018 and the charge-off related to the sale of the PREPA credit line in the first six months of 2017, total adjusted net charge-offs for the first six months of 2018 were $40.2 million, or 0.92% of average loans on an annualized basis, compared to adjusted net charge-offs of $64.9 million, or 1.47% of average loans for the first six months of 2017.

     Commercial mortgage loans net charge-offs for the first six months of 2018 were $10.6 million, or an annualized 1.34% of average commercial mortgage loans, compared to $31.7 million, or an annualized 3.93%, for the first six months of 2017. Commercial mortgage loans net charge-offs for the first six months of 2018 included $4.6 million associated with the transfer of $27.2 million in non-performing loans to held for sale.  Excluding the effect of the loans transferred to held for sale, adjusted commercial mortgage loans net charge-offs for the first six months of 2018 were $6.0 million. The decrease, as compared to the first six months of 2017, was primarily related to the effect in 2017 of charge-offs totaling $29.7 million taken on commercial mortgages loans previously guaranteed by the TDF.

Commercial and Industrial loans net charge-offs for the first six months of 2018 totaled $5.6 million, or an annualized 0.54% of average commercial and industrial loans, compared to $12.9 million, or an annualized 1.22%, for the first six months of 2017. Commercial and Industrial loans net charge-offs for the first six months of 2017 included the $10.7 million charge-off associated with the sale of the PREPA credit line. Excluding the impact of the PREPA credit line, adjusted commercial and industrial loans net charge-offs were $2.2 million in the first six months of 2017.

Construction loans net charge-offs for the first six months of 2018 were $5.8 million, or an annualized 9.74% of average construction loans, compared to net charge-offs of $0.1 million, or an annualized 0.11%, for the first six months of 2017.  The variance was primarily related to the $5.1 million charge-off recorded on the $30.0 million non-performing loan transferred to held for sale in the Virgin Islands.

Residential mortgage loans net charge-offs for the first six months of 2018 were $7.9 million, or an annualized 0.49% of average residential mortgage loans, compared to $13.6 million, or an annualized 0.83%, for the first six months of 2017. Approximately $7.3 million in charge-offs for the first half of 2018 resulted from valuations for impairment purposes of residential mortgage loans considered homogeneous given high delinquency and loan-to-value levels compared to $8.2 million for the first half of 2017. Net charge-offs on residential mortgage loans also included $1.1 million related to foreclosures for the first half of 2018, compared to $4.4 million for the first half of 2017.

   Net charge-offs of consumer loans and finance leases for the first six months of 2018 were $19.9 million, or an annualized 2.28% of average consumer loans and finance leases, compared to $17.3 million, or an annualized 2.03% of average loans, in the first six months of 2017.  The increase reflects the effect of a loan loss recovery of $1.2 million recorded in 2017 on the sale of certain credit card loans that had been fully charged-off in prior periods.

The following table presents annualized net charge-offs to average loans held in various portfolio:

	Quarter Ended		Six-Month Period Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017

Residential mortgage	0.61%	0.74%	0.49%	0.83%
Commercial mortgage (1)	0.98%	7.42%	1.34%	3.93%
Commercial and industrial (2)	0.73%	0.34%	0.54%	1.22%
Construction (3)	2.25%	1.19%	9.74%	0.11%
Consumer and finance leases	2.34%	2.13%	2.28%	2.03%
Total loans (4)(5)	1.07%	2.16%	1.14%	1.71%
_______________
(1)

For the six-month period ended June 30, 2018, includes net charge-offs totaling $4.6 million associated with the transfer of $27.2 million in non-performing commercial mortgage loans  to held for sale in the first quarter of 2018. The ratio of commercial mortgage net charge-offs to average loans, excluding the charge-offs associated with commercial mortgage loans transferred to held for sale, was 0.76% for the six-month period ended June 30, 2018.

(2)

For the six-month period ended June 30, 2017, includes a charge-off of $10.7 million associated with the sale of the PREPA credit line in the first quarter of 2017. The ratio of commercial and industrial net charge-offs to average loans, excluding the charge-off associated with the sale of the PREPA credit line, was 0.21% in the first half of 2017.

(3)

For the six-month period ended June 30, 2018, includes a charge-off of $5.1 million associated with the transfer of a $30.0 million non-performing construction loan to held for sale in the first quarter of 2018. The ratio of construction net charge-offs to average loans, excluding the charge-off associated with the construction loan transferred to held for sale, was 1.24% in the first half of 2018.

(4)

For the six-month period ended June 30, 2018, includes net charge-offs totaling $9.7 million associated with the transfer of $57.2 million in non-performing loans to held for sale in the first quarter of 2018. The ratio of total loans net charge-offs to average loans, excluding charge-offs associated with loans transferred to held for sale, was 0.92% in the first half of 2018.

(5)

For the six-month period ended June 30, 2017, includes a charge-off of $10.7 million associated with the sale of the PREPA credit line. The ratio of total net charge-offs to average loans, excluding the charge-off associated with the sale of the PREPA credit line, was 1.47% in the first half of 2017.

The following table presents annualized net charge-offs or (recoveries) to average loans held in various portfolios by geographic region:

	Quarter Ended		Six-Month Period Ended
	June 30,	June 30,	June 30,	June 30,
	2018	2017	2018	2017
PUERTO RICO:
Residential mortgage	0.81%	0.99%	0.62%	1.09%
Commercial mortgage (1)	1.44%	10.14%	1.95%	5.34%
Commercial and Industrial (2)	1.04%	0.49%	0.78%	1.72%
Construction	6.59%	3.84%	3.59%	2.40%
Consumer and finance leases	2.34%	2.19%	2.30%	2.07%
Total loans (3)	1.40%	2.82%	1.32%	2.22%
VIRGIN ISLANDS:
Residential mortgage	0.41%	0.07%	0.57%	0.09%
Commercial mortgage (4)	(0.11)%	(0.10)%	(0.13)%	(0.10)%
Commercial and Industrial (5)	0.67%	(0.02)%	0.32%	(0.01)%
Construction (6)(7)	-%	-%	24.49%	(1.98)%
Consumer and finance leases	2.30%	1.61%	2.43%	1.40%
Total loans (8)(9)	0.51%	0.14%	2.30%	(0.01)%
FLORIDA:
Residential mortgage (10)	(0.09)%	0.04%	(0.04)%	0.07%
Commercial mortgage (11)	(0.01)%	(0.01)%	(0.01)%	(0.01)%
Commercial and Industrial	0.02%	-%	0.03%	-%
Construction (12)	(1.73)%	(1.06)%	(1.05)%	(0.65)%
Consumer and finance leases	2.27%	0.98%	1.78%	1.20%
Total loans	0.02%	0.01%	0.04%	0.05%

(1)

For the six-month period ended June 30, 2018, includes charge-offs totaling $4.6 million associated with the transfer of $27.2 million in non-performing commercial mortgage loan to held for sale in the first quarter of 2018. The ratio of commercial mortgage net-charge offs to average loans in Puerto Rico, excluding the charge-offs associated with commercial mortgage loans transferred to held for sale was 1.12%.

(2)

For the six-month period ended June 30, 2017, includes the charge-off of $10.7 million associated with the sale of the PREPA credit line in the first quarter of 2017. The ratio of commercial and industrial net charge-offs to average loans in Puerto Rico, excluding the charge-off associated with the sale of the PREPA credit line, was 0.30%.

(3)

For the six-month period ended June 30, 2018, includes charge-offs totaling $4.6 million associated with the transfer of $27.2 million in non-performing loans to held for sale in the first quarter of 2018. The ratio of total loans net charge-offs to average loans in Puerto Rico, excluding charge-offs associated with loans transferred to held for sale, was 1.18%.

(4)	For the second quarter and six-month periods ended June 30, 2018 and 2017, recoveries in commercial mortgage loans in the Virgin Islands exceeded charge-offs.
(5)	For the second quarter and six-month period ended June 30, 2017, recoveries in commercial and industrial loans in the Virgin Islands exceeded charge-offs.
(6)

For the six-month period ended June 30, 2018, includes a charge-off of $5.1 million associated with the transfer of a $30.0 million non-performing construction loan to held for sale in the first quarter of 2018. The ratio of construction net charge-offs to average loans in the Virgin Islands, excluding the charge-off associated with the construction loans transferred to held for sale, was 0.00%.

(7)	For the six-month period ended June 30, 2017, recoveries in construction loans in the Virgin Islands exceeded charge-offs.
(8)

For the six-month period ended June 30, 2018, includes the charge-off of $5.1 million associated with the transfer of a $30.0 million non-performing loan to held for sale in the Virgin Islands in the first quarter of 2018. The ratio of total loans net charge-offs to average loans in the Virgin Islands, excluding charge-offs associated with the loan transferred to held for sale, was 0.51%.

(9)	For the six-month period ended June 30, 2017, recoveries in total loans in the Virgin Islands exceeded charge-offs.
(10)	For the second quarter and six-month period ended June 30, 2018, recoveries in residential mortgage loans in Florida exceeded charge-offs.
(11)	For the second quarter and six-month periods ended June 30, 2018 and 2017, recoveries in commercial mortgage loans in Florida exceeded charge-offs.
(12)	For the second quarter and six-month periods ended June 30, 2018 and 2017, recoveries in construction loans in Florida exceeded charge-offs.

    The above ratios are based on annualized charge-offs and are not necessarily indicative of the results expected for the entire year or in subsequent periods.

   Total credit losses (equal to net charge-offs plus losses on OREO operations) for the first six months of 2018 amounted to $55.7 million, or 1.37% on an annualized basis to average loans and repossessed assets, in contrast to credit losses of $83.1 million, or a loss rate of 2.00%, for the same period in 2017.

The following table presents information about the OREO inventory and credit losses for the periods indicated:

	Quarter Ended		Six-Month Period Ended
	June 30,		June 30,
	2018	2017	2018	2017
(Dollars in thousands)

OREO
OREO balances, carrying value:
Residential	$57,579	$54,346	$57,579	$54,346
Commercial	75,844	84,939	75,844	84,939
Construction	9,932	10,760	9,932	10,760
Total	$143,355	$150,045	$143,355	$150,045
OREO activity (number of properties):
Beginning property inventory	755	671	708	626
Properties acquired	89	107	219	221
Properties disposed	(89)	(82)	(172)	(151)
Ending property inventory	755	696	755	696
Average holding period (in days)
Residential	414	327	414	327
Commercial	1,197	854	1,197	854
Construction	1,508	1,254	1,508	1,254
	904	692	904	692
OREO operations gain (loss):
Market adjustments, impairments (net of insurance recoveries), and gain (losses) on sale:
Residential	$(1,950)	$(675)	$(1,771)	$(2,063)
Commercial	(2,266)	(2,168)	(2,441)	(5,552)
Construction	(894)	(38)	(1,057)	755
	(5,110)	(2,881)	(5,269)	(6,860)
Other OREO operations expenses	(545)	(488)	(576)	(585)
Net Loss on OREO operations	$(5,655)	$(3,369)	$(5,845)	$(7,445)
CHARGE-OFFS
Residential charge-offs, net	(4,855)	(6,076)	(7,891)	(13,552)
Commercial charge-offs, net	(7,593)	(32,171)	(16,222)	(44,680)
Construction charge-offs, net	(680)	(462)	(5,844)	(80)
Consumer and finance leases charge-offs, net	(10,229)	(9,133)	(19,931)	(17,344)
Total charge-offs, net	(23,357)	(47,842)	(49,888)	(75,656)
TOTAL CREDIT LOSSES (1)	$(29,012)	$(51,211)	$(55,733)	$(83,101)
LOSS RATIO PER CATEGORY (2)
Residential	0.84%	0.81%	0.59%	0.94%
Commercial	1.06%	3.61%	1.00%	2.63%
Construction	4.77%	1.20%	10.51%	(0.87)%
Consumer	2.33%	2.12%	2.27%	2.02%
TOTAL CREDIT LOSS RATIO (3)	1.54%	2.40%	1.37%	2.00%

(1) Equal to Net Loss on OREO operations plus charge-offs, net.
(2) Calculated as net charge-offs plus market adjustments and gains (losses) on sales of OREO divided by average loans and repossessed assets.
(3) Calculated as net charge-offs plus net loss on OREO operations divided by average loans and repossessed assets.

Operational Risk

   The Corporation faces ongoing and emerging risk and regulatory pressure related to the activities that surround the delivery of banking and financial products. Coupled with external influences, such as market conditions, security risks, and legal risks, the potential for operational and reputational loss has increased. To mitigate and control operational risk, the Corporation has developed, and continues to enhance, specific internal controls, policies and procedures that are designed to identify and manage operational risk at appropriate levels throughout the organization. The purpose of these mechanisms is to provide reasonable assurance that the Corporation’s business operations are functioning within the policies and limits established by management.

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

Legal and Compliance Risk

  Legal and compliance risk includes the risk of noncompliance with applicable legal and regulatory requirements, the risk of adverse legal judgments against the Corporation, and the risk that a counterparty’s performance obligations will be unenforceable. The Corporation is subject to extensive regulation in the different jurisdictions in which it conducts its business, and this regulatory scrutiny has been significantly increasing over the last several years. The Corporation has established, and continues to enhance procedures based on legal and regulatory requirements that are designed to ensure compliance with all applicable statutory and regulatory requirements. The Corporation has a Compliance Director who reports to the Chief Risk Officer and is responsible for the oversight of regulatory compliance and implementation of an enterprise-wide compliance risk assessment process. The Compliance division has officer roles in each major business area with direct reporting relationships to the Corporate Compliance Group.

Concentration Risk

The Corporation conducts its operations in a geographically concentrated area, as its main market is Puerto Rico. However, the Corporation has diversified its geographical risk, as evidenced by its operations in the Virgin Islands and in Florida. Of the total gross loan portfolio held for investment of $8.6 billion as of June 30, 2018, approximately 75% has credit risk concentration in Puerto Rico, 19% in the United States, and 6% in the Virgin Islands.

Update to the Puerto Rico Fiscal Situation

Economy Indicators and Projections

A significant portion of our financial activities and credit exposure is concentrated in the Commonwealth of Puerto Rico, which has been in an economic recession since 2006 that has been exacerbated by the effects of Hurricanes Irma and Maria in 2017.  The New Fiscal Plan certified by the PROMESA oversight board, projects a contraction in the Puerto Rico’s gross national product of 13.3% for fiscal year 2018, followed by projected growths of 6.1% and 1.1% for fiscal years 2019 and 2020, respectively. Such projected growth was based on an assumption that over $62 billion of disaster relief funding will enter the economy of Puerto Rico from federal and private sources. Of the total disaster relief funding of $62 billion, estimated amounts of approximately $35 billion are to be used for public assistance, $19 billion for individual assistance, and $8 billion for private and business insurance pay outs. On July 30, 2018, the U.S. Department of Housing and Urban Development (“HUD”) approved a $1.5 billion disaster recovery plan submitted by the Puerto Rico government that primarily focuses on the restoration of damaged and destroyed homes, businesses and infrastructure.  The disaster recovery action plan includes the following activities: (i) housing ($1 billion) – for rebuilding and repairs of damaged properties, rental assistance, and appliances, (ii) economic revitalization ($145 million) – for eligible businesses to help-revitalize the post-disaster economy, including through grants, and (iii) infrastructure ($100 million) – for repairs of the damaged infrastructure in Puerto Rico.

The Puerto Rico Economic Activity Index (the “EDB-EAI”) in May 2018 was 120.4, an increase of 0.4% compared to April 2018, and close to the pre-hurricane levels of 122.1 in August 2017. The EDB-EAI is a coincident index of economic activity for Puerto Rico made up of four indicators (non-farm payroll employment, electric power generation, cement sales and gasoline consumption).  The cement sales for May 2018 totaled 1.25 million of 94 pound bags, a decrease of 1.9% over the prior month, and an annual increase of 27.5%. Estimated gasoline consumption in May 2018 was 82.5 million gallons, a 6.9% decrease when compared with April 2018, and an increase of 2.3% compared to the same period in 2017.  Electric power generation for May 2018 totaled 1,441.2 million kilowatt-hours, an increases of 2.3% over the prior month, and a decrease of 14.5% compared with the same period in 2017. The New Fiscal Plan projects that the hurricanes will create a spike in inflation of 2.0% in fiscal year 2018, with subsequent average increases of about 1.85% over the next six years, until fiscal year 2023.  The seasonally adjusted unemployment rate in Puerto Rico was 9.3% in June 2018, compared to 10.3% in June 2017.

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

On April 20, 2018, the PROMESA oversight board approved the new GDB fiscal plan. The new GDB fiscal plan authorizes the recently amended terms of RSA. It also paves the way for the GDB’s operational wind-down, provides for a simplified transaction structure, and ensures equal treatment of creditors. It also offers municipalities offset rights against their deposit claims.

New Fiscal Plan

On April 19, 2018, the PROMESA oversight board’s twelfth public meeting took place. In that meeting, the PROMESA oversight board approved the Commonwealth of Puerto Rico New Fiscal Plan (the “New Fiscal Plan”). The New Fiscal Plan uses a six-year horizon and projects a six-year cumulative decline in population of 12%. In addition, the New Fiscal Plan established an annual emergency reserve of $130 million for 10 years. As mentioned above, it also assumes $62 billion in disaster relief funding. The New Fiscal Plan includes a series of structural reforms in areas, such as: (i) human capital and labor, (ii) ease of doing business, (iii) power sector reform, and (iv) infrastructure reform.  The plan also proposes fiscal measures projected to drive $12.3 billion in increased revenues and reduced expenditures through fiscal year 2023, and up to $142 billion in fiscal benefits over a 30-year period.  These fiscal measures include areas, such as: (i) tax compliance and incentives, (ii) governmental rightsizing, (iii) healthcare reform, (iv) reduction of appropriations, (v) comprehensive pension reform, and (vi) fiscal controls, budgeting, procurement practices and accountability.

On May 10, 2018, the Puerto Rico governor, proposed the Commonwealth of Puerto Rico budget for fiscal year 2018-2019. The proposed consolidated budget amounts to $25,323 million and comes from the following sources:

•          $8,730 million from General Fund

•          $8,106 million from Federal Funds

•          $7,455 million from Revenue Funds

•          $402 million from Special State Funds

•          $630 million from Other Governmental Funds

The recommended General Fund budget amounted to $8,730 million, a net decrease of $832 million when compared with the budget approved for the fiscal year 2017-2018. On the other hand, the Federal Funds included in the proposed budget, show an increase of $1,773 million or a 28% more compared with the budget for fiscal year 2017-2018. However, the PROMESA oversight board concluded that the proposed Commonwealth of Puerto Rico budget for fiscal year 2018-2019 does not comply with the New Fiscal Plan approved on April 19, 2018.   On June 29, 2018, the PROMESA oversight board stated that, because of the Puerto Rico government’s failure to enact labor reform, including the repeal of the law on unjustified work dismissals ( Law 80), it had certified a new revised version of the New Fiscal Plan that reflects, among others changes, a reduction of the projected 30-year surplus of the central government to $14.4 billion from the previous projection between $39 billion to $40 billion, the elimination of Christmas bonuses for public employees, and lower funding for infrastructure and municipalities.

On June 30, 2018, the PROMESA oversight board certified a revised budget for fiscal year 2019 that outlines expenditures of $8,757 million for the General Fund and $20,663 million for the consolidated budget.

As a result of the recertified New Fiscal Plan, on July 5, 2018, the Puerto Rico government filed a lawsuit seeking declaratory judgment that clarifies the PROMESA oversight board’s power over the Commonwealth’s budget.

On August 7, 2018, the U.S. District Judge Laura Taylor Swain ruled that the PROMESA oversight board has the power to enforce fiscal discipline through the budgetary process, but lacks authority to demand changes in law.

Exposure to Puerto Rico Government

As of June 30, 2018, the Corporation had $213.2 million of direct exposure to the Puerto Rico government, its municipalities and public corporations, compared to $214.5 million as of December 31, 2017. As of June 30, 2018, approximately $183.5 million of the exposure consisted of loans and obligations of municipalities in Puerto Rico that are supported by assigned property tax revenues and for which, in most cases, the good faith, credit and unlimited taxing power of the applicable municipality have been pledged to their repayment, compared to $184.6 million as of December 31, 2017.  Approximately 73% of the Corporation’s municipality exposure consisted primarily of senior priority obligations concentrated in three of the largest municipalities in Puerto Rico. These municipalities are required by law to levy special property taxes in such amounts as are required for the payment of all of their respective general obligation bonds and notes. The PROMESA oversight board has not designated any of the Commonwealth’s 78 municipalities as covered entities under PROMESA.  However, while the recent fiscal plan certified by the PROMESA oversight board did not contemplate a restructuring of the debt of Puerto Rico’s municipalities, the plan did call for the gradual elimination of budgetary subsidies provided to municipalities. Furthermore, municipalities are also likely to be affected by the negative economic and other effects resulting from expense, revenue or cash management measures taken to address the Puerto Rico government’s fiscal and liquidity shortfalls, as well as measures included in fiscal plans of other government entities.  In addition to municipalities, the total direct exposure also included a $6.7 million loan to a unit of the central government, and a $14.8 million loan to an affiliate of PREPA.  The Corporation’s total direct exposure also included obligations of the Puerto Rico government, specifically bonds of the Puerto Rico Housing Finance Authority, at an amortized cost of $8.1 million as part of its available-for-sale investment securities portfolio, which were recorded on its books at a fair value of $6.8 million as of June 30, 2018.

The following table details the Corporation’s total direct exposure to the Puerto Rico Government according to their maturities:

	As of June 30, 2018
	Investment
	Portfolio		Total
	(Amortized cost)	Loans	Exposure

(In thousands)
Central Government:
After 1 to 5 years	$-	$6705	$6705
Total Central Government	-	6,705	6,705

Puerto Rico Housing Finance Authority:
After 5 to 10 years	4,032	-	4,032
After 10 years	4,054	-	4,054
Total Puerto Rico Housing Finance Authority	8,086	-	8,086

Public Corporations:
Affiliate of the Puerto Rico Electric Power Authority:
After 1 to 5 years	-	14,819	14,819
Total Public Corporations	-	14,819	14,819

Municipalities:
After 1 to 5 years	3,712	33,056	36,768
After 5 to 10 years	39,523	-	39,523
After 10 years	107,251	-	107,251
Total Municipalities	150,486	33,056	183,542
Total Direct Government Exposure	$158,572	$54,580	$213,152

In addition, the Corporation had $114.7 million in exposure to residential mortgage loans that are guaranteed by the Puerto Rico Housing Finance Authority. Residential mortgage loans guaranteed by the Puerto Rico Housing Finance Authority are secured by the underlying properties and the guarantees serve to cover shortfalls in collateral in the event of a borrower default. The Puerto Rico government guarantees up to $75 million of the principal under the mortgage loan insurance program. According to the most recently-released audited financial statements of the Puerto Rico Housing Finance Authority, as of June 30, 2016, the Puerto Rico Housing Finance Authority’s mortgage loans insurance program covered loans in an aggregate of approximately $576 million. The regulations adopted by the Puerto Rico Housing Finance Authority require the establishment of adequate reserves to guarantee the solvency of the mortgage loan insurance fund. As of June 30, 2016, the most recent date as to which information is available, the Puerto Rico Housing Finance Authority had a restricted net position for such purposes of approximately $77.4 million.

As of June 30, 2018, the Corporation had $634.4 million of public sector deposits in Puerto Rico, compared to $490.3 million as of December 31, 2017. Approximately 31% is from municipalities and municipal agencies in Puerto Rico and 69% is from public corporations and the central government and agencies in Puerto Rico.

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

As of June 30, 2018, the Corporation had $72.5 million in loans to USVI government instrumentalities and public corporations, compared to $70.4 million as of December 31, 2017. Of the amount outstanding as of June 30, 2018, public corporations of the USVI owed approximately $49.2 million and an independent instrumentality of the USVI government owned approximately $23.2 million.  As of June 30, 2018, all loans were currently performing and up to date on principal and interest payments

Impact of Inflation and Changing Prices

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

Basis of Presentation

The Corporation has included in this Form 10-Q the following financial measures that are not recognized under GAAP, which are referred to as non-GAAP financial measures:

1.       Net interest income, interest rate spread, and net interest margin are reported excluding the changes in the fair value of derivative instruments and on a tax-equivalent basis in order to provide to investors additional information about the Corporation’s net interest income that management uses and believes should facilitate comparability and analysis. The changes in the fair value of derivative instruments have no effect on interest due or interest earned on interest-bearing liabilities or interest-earning assets, respectively. The tax-equivalent adjustment to net interest income recognizes the income tax savings when comparing taxable and tax-exempt assets and assumes a marginal income tax rate. Income from tax-exempt earning assets is increased by an amount equivalent to the taxes that would have been paid if this income had been taxable at statutory rates. Management believes that it is a standard practice in the banking industry to present net interest income, interest rate spread, and net interest margin on a fully tax-equivalent basis. This adjustment puts all earning assets, most notably tax-exempt securities and tax-exempt loans, on a common basis that facilitates comparison of results to the results of peers.  See “Results of Operations – Net Interest Income” above for the table that reconciles the non-GAAP financial measure “net interest income excluding fair value changes and on a tax-equivalent basis” with net interest income calculated and presented in accordance with GAAP.  The table also reconciles the non-GAAP financial measures “net interest spread and margin excluding fair value changes and on a tax-equivalent basis” with net interest spread and margin calculated and presented in accordance with GAAP.

2.       The tangible common equity ratio and tangible book value per common share are non-GAAP financial measures generally used by the financial community to evaluate capital adequacy. Tangible common equity is total equity less preferred equity, goodwill, core deposit intangibles, and other intangibles, such as the purchased credit card relationship intangible and the insurance customer relationship intangible. Tangible assets are total assets less goodwill, core deposit intangibles, and other intangibles, such as the purchased credit card relationship intangible and the insurance customer relationship intangible. Management and many stock analysts use the tangible common equity ratio and tangible book value per common share in conjunction with more traditional bank capital ratios to compare the capital adequacy of banking organizations with significant amounts of goodwill or other intangible assets, typically stemming from the use of the purchase method of accounting for mergers and acquisitions. Accordingly, the Corporation believes that disclosure of these financial measures is useful to investors.  Neither tangible common equity nor tangible assets, or the related measures, should be considered in isolation or as a substitute for stockholders’ equity, total assets, or any other measure calculated in accordance with GAAP. Moreover, the manner in which the Corporation calculates tangible common equity, tangible assets, and any other related measures may differ from that of other companies reporting measures with similar names.  See “Risk Management – Capital” above for a reconciliation of the Corporation’s tangible common equity and tangible assets.

3.       Adjusted provision for loan and lease losses, adjusted net charge-offs, and the ratios of adjusted net charge-offs to average loans, adjusted provision for loan and lease losses to net charge-offs, and the adjusted allowance for loan and lease losses to total loans held for investment, are non-GAAP financial measures that exclude the effects related to: (a) net loan loss reserve releases of $2.1 million and $8.5 million recorded in the second quarter and six-month period ended June 30, 2018, respectively, in connection with revised estimates of the reserve associated with the effects of Hurricanes Irma and Maria, (b) a $5.6 million charge to the provision and charge-offs totaling $9.7 million associated with the transfer of commercial and construction loans to held for sale in the first quarter of 2018, and (c) a $0.6 million charge to the provision and a charge-off of $10.7 million taken on the sale of the PREPA credit line in the first quarter of 2017.  Management believes that this information helps investors understand the adjusted measures without regard to items that are not expected to reoccur with any regularity or may reoccur at uncertain times and in uncertain amounts on reported results and facilitates comparisons with prior periods.

4.       Adjusted non-interest income excludes the $2.3 million gain on the repurchase and cancellation of trust-preferred securities in the first quarter of 2018, the $0.4 million partial recovery of previously recorded OTTI charges on debt securities sold in the second quarter of 2017, and the $12.2 million in OTTI charges on debt securities recorded in the first quarter of 2017.   Management believes that the exclusion from non-interest income of items that are not expected to reoccur with any regularity or may reoccur at uncertain times or in uncertain amounts facilitates comparisons with prior periods and provides an alternate presentation of the Corporation’s performance.

5.       Adjusted non-interest expenses reflects the exclusion of hurricane-related expenses of $0.7 million and $1.6 million for the second quarter and first six months of 2018, respectively, and the exclusion of costs of $0.3 million associated with a secondary offering of the Corporation’s common stock by certain of the existing stockholders in the first quarter of 2017. Management believes that the exclusion from non-interest expenses of items that are above normal or recurring levels, are not expected to reoccur with any regularity or may reoccur at uncertain times and in uncertain amounts facilitates comparisons with prior periods and provides an alternate presentation of the Corporation’s performance.

6.       Adjusted net income that excludes the effect of a $13.2 million tax benefit recorded in the first quarter of 2017 related to the change in tax status of certain subsidiaries from taxable corporations to limited liability companies, and the effect of all the items mentioned above and their tax related effects as follows:

•         Tax expense of $0.8 million and $3.3 million in the second quarter and first six months of 2018, respectively, related to net loan loss reserve releases resulting from the revised estimates of the reserves associated with the effects of Hurricanes Maria and Irma (calculated based on the statutory tax rate of 39%).

•         Tax benefit of $2.2 million in the first six months of 2018 related to the charge to the provision for loan and lease losses recorded in connection with the transfer of $57.2 million in loans to held for sale (calculated based on the statutory tax rate of 39%).

•         Tax benefit of $0.3 million and $0.9 million in the second quarter and first six months of 2018, respectively, related to hurricane-related expenses (calculated based on the statutory tax rate of 39%).

•         Tax benefit of $0.2 million in the first six months of 2017 related to the charge to the provision for loan and lease losses in connection with the sale of the Corporation’s participation in the PREPA credit line (calculated based on the statutory tax rate of 39%).

•         No tax expense/benefit was recorded for the gain on repurchase and cancellation of trust-preferred securities and for costs related to the secondary offering that were recorded at the holding company level in the first six months of 2018 and 2017, respectively.  In addition, no tax expense/benefit was recorded for the partial recovery of previous OTTI charges on non-performing bonds sold in the second quarter of 2017 and OTTI charges recorded in the first six months of 2017 on tax-exempt bonds of the GDB and the Puerto Rico Public Buildings Authority.

Management believes that adjustments to net income of items that are not reflective of core operating performance, are not expected to reoccur with any regularity or may reoccur at uncertain times and in uncertain amounts facilitates comparisons with prior periods and provides an alternate presentation of the Corporation’s performance.

The Corporation uses these non-GAAP financial measures, and believes that these non-GAAP financial measures enhance the ability of analysts and investors, to analyze trends in the Corporation’s business and understand the performance of the Corporation. In addition, the Corporation may utilize these non-GAAP financial measures as a guide in its budgeting and long-term planning process. Any analysis of these non-GAAP financial measures should be used only in conjunction with results presented in accordance with GAAP.

    See “Overview of Results of Operations” above for the reconciliation of the non-GAAP financial measure “adjusted net income” to the GAAP financial measure.  The following tables reconcile the non-GAAP financial measures “adjusted net charge-offs,”  “adjusted net charge-offs to average loans ratio,” “adjusted provision for loan and lease losses,” “adjusted provision for loan and lease losses to adjusted net charge-offs,” “adjusted allowance to total loans held for investment,” “adjusted non-interest income” and “adjusted non-interest expenses” to the GAAP financial measures for the second quarters and six-month periods ended June 30, 2018 and 2017:

2018 Second Quarter	As reported (GAAP)	Hurricane-related Allowance Release	Hurricane-related Expenses	Adjusted (Non-GAAP)
(Dollars in thousands)
Provision for loan and lease losses	$19,536	$2,057	$-	$21,593
Residential Mortgage Loans	3,599	238	-	3,837
Commercial Mortgage Loans	2,184	1,680	-	3,864
Commercial and Industrial Loans	75	198	-	273
Construction Loans	507	(59)	-	448
Non-interest expenses	$90,216	$-	$(654)	$89,562
Occupancy and Equipment	13,746	-	(553)	13,193
Business Promotion	4,016	-	(24)	3,992
Net loss on other real estate owned operations	5,655	-	(77)	5,578

2017 Second Quarter	As reported (GAAP)	Gain from Recovery of Previously recorded OTTI charges	Adjusted (Non-GAAP)
(Dollars in thousands)
Non-interest income	$20,549	$(371)	$20,178
Gain on sale of investment securities	$371	$(371)	$-

2018 First Six-Months	As reported (GAAP)		Loans Transferred to Held for Sale		Hurricane-related Allowance Release	Hurricane-related Expenses	Repurchase and Cancellation of Trust Preferred Securities	Adjusted (Non-GAAP)
(Dollars in thousands)
Total net-charge offs (1)	$49,888		$(9,673)		$-	$-	$-	$40,215
Total net charge-offs to average loans	1.14%							0.92%
Commercial mortgage	10,620		(4,573)		-	-	-	6,047
Commercial mortgage net charge-offs to average loans	1.34%							0.76%
Construction	5,844		(5,100)		-	-	-	744
Construction net charge-offs to average loans	9.74%							1.24%
Provision for loan and lease losses	$40,080		$(5,645)		$8,464	$-	$-	$42,899
Residential mortgage	4,046		-		374	-	-	4,420
Commercial mortgage	10,845		(1,105)		1,925	-	-	11,665
Commercial and industrial	731		-		4,020	-	-	4,751
Construction	5,271		(4,540)		102	-	-	833
Consumer	19,187		-		2,043	-	-	21,230
Non-interest income	$43,256		$-		$-	$-	$(2,316)	$40,940
Gain on early extinguishment of debt	2,316		-		-	-	(2,316)	-
Non-interest expenses	$176,243	$		$		$(2,250)	$-	$173,993
Employees' compensation and benefits	80,239		-		-	(5)	-	80,234
Occupancy and equipment	28,851		-		-	(2,102)	-	26,749
Business promotion	6,592		-		-	(55)	-	6,537
Net loss on other real estate owned operations	5,845					(77)	-	5,768
Professional fees	20,253		-		-	(11)	-	20,242
(1) Net charge-offs percentages annualized

2017 First Six-Months	As reported (GAAP)	Secondary Offering Costs	OTTI on Debt Securities	Gain from Recovery of Previously recorded OTTI charges		Sale of PREPA credit line	Adjusted (Non-GAAP)
(Dollars in thousands)
Total net charge-offs	$75,656	$-	$-	$-		$(10,734)	$64,922
Total net charge-offs to average loans	1.71%						1.47%
Commercial and Industrial	12,931	-	-	-		(10,734)	2,197
Commercial and Industrial loans
net charge-offs to average loans	1.22%						0.21%
Provision for loan and lease losses	$43,538	$-	$-	$-		$(569)	$42,969
Commercial and Industrial	(6,940)					(569)	(7,509)
Non-interest income	$28,792	$-	$12,231	$(371)	$		$40,652
Net loss on investment and impairments	(11,860)	-	12,231	(371)			-
Non-interest expenses	$176,951	$(274)	$-	$-			$176,677
Professional Fees	22,756	(254)	-	-			22,502
Business promotion	6,473	(20)	-	-			6,453

The following tables reconcile the ratios of the provision for loan and lease losses to net charge-offs and net charge-offs to average loans to the Non-GAAP financial measures “adjusted provision for loan and lease losses to net charge-offs” and “adjusted net charge-offs to average loans,” for the second quarter and first six months of 2018 and for the first six months of 2017, and the ratio of the allowance for loan and lease losses to total loans held for investment to the “adjusted allowance for loan and lease losses to total loans held for investment” as of June 30, 2018.

	Provision for Loan and Lease		Provision for Loan and Lease
	Losses to Net Charge-Offs		Losses to Net Charge-Offs
	and Net Charge-Offs to Average Loans		and Net Charge-Offs to Average Loans
	(GAAP to Non-GAAP reconciliation)		(GAAP to Non-GAAP reconciliation)
	Quarter Ended		Six-Month Period Ended
	June 30, 2018		June 30, 2018
	Provision for Loan	Net Charge-Offs	Provision for Loan	Net Charge-Offs
	and Lease Losses		and Lease Losses
(In thousands)
Provision for loan and lease losses and net charge-offs (GAAP)	$19,536	$23,357	$40,080	$49,888
Less special items:
Loans transferred to held for sale	-	-	(5,645)	(9,673)
Hurricane-related reserve release	2,057	-	8,464	-
Provision for loan and lease losses and net charge-offs,
excluding special items (Non-GAAP)	$21,593	$23,357	$42,899	$40,215

Average Loans	$8,693,347		$8,735,560

Provision for loan and lease losses to net charge-offs (GAAP)	83.64%		80.34%
Provision for loan and lease losses to net charge-offs,
excluding special items (Non-GAAP)	92.45%		106.67%
Net charge-offs to average loans (GAAP)	1.07%		1.14%
Net charge-offs to average loans,
excluding special items (Non-GAAP)	1.07%		0.92%

	Provision for Loan and Lease
	Losses to Net Charge-Offs
	(GAAP to Non-GAAP reconciliation)
	Six-Month Period Ended
	June 30, 2017
	Provision for Loan	Net Charge-Offs
	and Lease Losses
(In thousands)
Provision for loan and lease losses and net charge-offs (GAAP)	$43,538	$75,656
Less special items:
Sale of the PREPA credit line	(569)	(10,734)
Provision for loan and lease losses and net charge-offs, excluding special items (Non-GAAP)	$42,969	$64,922

Average Loans	$8,862,905

Provision for loan and lease losses to net charge-offs (GAAP)	57.55%
Provision for loan and lease losses to net charge-offs, excluding special items (Non-GAAP)	66.19%
Net charge-offs to average loans (GAAP)	1.71%
Net charge-offs to average loans, excluding special items (Non-GAAP)	1.47%

	Allowance for Loan and Lease Losses
	to Total Loans Held For Investment
	(GAAP to Non-GAAP reconciliation)
	As of June 30, 2018
	Allowance for Loan	Total Loans Held for Investment
	and Lease Losses
(In thousands)
Allowance for loan and lease losses and total loans held for investment (GAAP)	$222,035	$8,640,291
Less special items:
Hurricane-related qualitative allowance for loand and lease losses	(42,158)	-
Allowance for loan and lease losses and total loans held for investment,
excluding special items (Non-GAAP)	$179,877	$8,640,291

Allowance for loan and lease losses to total loans held for investment (GAAP)	2.57%
Allowance for loan and lease losses to total loans held for investment,
excluding special items (Non-GAAP)	2.08%

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       For information regarding market risk to which the Corporation is exposed, see the information contained in Part I, – Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management.”

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

First BanCorp.’s management evaluated the effectiveness of the design and operation of First BanCorp.’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2018. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to ensure timely decisions regarding required disclosures. During the evaluation of disclosure controls and procedures and our internal control over financial reporting as of December 31, 2017, which was conducted during the preparation of our financial statements that were included in the 2017 Annual Report on Form 10-K, management identified a material weakness in internal control over financial reporting relating to management’s review and approval of the appropriateness of certain assumptions used to estimate the allowance for loan losses for commercial loans. As a result, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2017, our disclosure controls and procedures and our internal control over financial reporting were ineffective. Upon identification of the material weakness and under the direction of our Chief Executive Officer and Chief Financial Officer, we developed a plan to remediate the material weakness.

As of June 30, 2018, and as described under Status of Remediation of Material Weakness in Internal Control Over Financial Reporting below, the material weakness has not been fully remediated. As a result, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2018, our disclosure controls and procedures were not effective. Notwithstanding the aforementioned material weakness, management has taken additional steps to assure the accuracy of our allowance for loan losses for commercial loans as of June 30, 2018, and has concluded that the financial statements included in this report fairly present, in all material respects, our financial condition for the periods presented in conformity with generally accepted accounting principles.

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

Status of Remediation of Material Weakness in Internal Control Over Financial Reporting

As previously described in Part II, Item 9A. “Controls and Procedures,” of the 2017 Annual Report on Form 10-K, we began implementing a remediation plan to address the control deficiency that led to the material weakness mentioned above. The remediation plan includes the following:

•          Implementing a revised procedure to determine the historical loss rates to be applied to the different commercial loan regulatory-based credit risk categories (i.e., pass, special mention, substandard and doubtful).

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

The Corporation implemented enhancements to the methodology and internal controls behind the calculation of the allowance for commercial loans that were in place and operating during the first half of 2018.  During the second quarter of 2018, an independent third party engaged by the Corporation completed its assessment of the commercial allowance for loan losses framework and the appropriateness of assumptions used in the analysis.  The Corporation reviewed the assessment and decided to implement certain enhancements, which include, among others, a revised procedure whereby historical loss rates for each commercial loan regulatory-based credit risk category (i.e., pass, special mention, substandard, and doubtful) are now calculated using the historical charge-offs and portfolio balances over their average loss emergence period (the “raw loss rate”) for each credit risk classification.  However, when not enough loss experience is observed in a particular risk-rated category and the calculation results in a loss rate for such risk-rated category that is lower than the loss rate of a less severe risk-rated category, the Corporation now uses the loss rate of such less severe category.  As a result of these revisions, the Corporation’s method for determining the allowance for loan losses differs from the method that it used as of March 31, 2018, which was to allocate historical losses and portfolio balances of special mention loans to pass or substandard categories based on the historical proportion of loans in this risk category that ultimately cured or became uncollectible, and the method that it used as of December 31, 2017, which was to use blended loss rates for commercial loans risk-rated special mention, substandard and doubtful. In addition, as a result of the enhancements incorporated in the second quarter of 2018, the Corporation does not need to conduct the sensitivity analysis that it previously conducted pursuant to the initial remediation plan.  The Corporation’s management will perform tests of the revised procedures, documentation, and controls around the calculation of the allowance for loan losses and underlying assumptions.

Management believes that the new procedures and controls discussed above will appropriately remediate the material weakness; however, the operating effectiveness of the controls has not been fully tested by management. The Corporation expects to remediate the material weakness during the second half of 2018 when, in the opinion of our management, the revised control processes have been operating on a satisfactory basis for a sufficient period of time and have been independently validated by management.

The Audit Committee of the Corporation’s Board of Directors will review the remediation of the material weakness once it is fully resolved and management believes that the Corporation’s disclosure controls and procedures, as defined in Rule 13a-15(e) and 15(d)-15(e) under the Exchange Act, are effective.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Not applicable.

ITEM 1A.  RISK FACTORS

The Corporation’s business, operating results and/or the market price of our common and preferred stock may be significantly affected by a number of factors.  For a detailed discussion of certain risk factors that could affect the Corporation’s future operations, financial condition or results for future periods see the risk factors in Part I, Item 1A., “Risk Factors,” in the 2017 Annual Report on Form 10-K.  These risk factors could also cause actual results to differ materially from historical results or the results contemplated by the forward-looking statements contained in this report.  Also refer to the discussion in “Part I, Item 2., “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report for additional information that may supplement or update the discussion of  risk factors in the Corporation’s 2017 Form 10-K.

There have been no material changes from those risk factors previously disclosed in Part I, Item 1A., “Risk Factors,“ of the 2017 Form 10-K.  Additional risks and uncertainties that are not currently known to the Corporation or are currently deemed by the Corporation to be immaterial also may materially adversely affect the Corporation’s business, financial condition or results of operations.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

a)     Not applicable.

b)     Not applicable.

c)      Purchase of equity securities by the issuer and affiliated purchasers. The following table provides information relating to the Corporation’s purchases of shares of its common stock in the second quarter of 2018.

				Maximum
			Total Number of	Number of Shares
			Shares Purchased	That May Yet be
		Average	as Part of Publicly	Purchased Under
	Total number of	Price	Announced Plans	These Plans or
Period	shares purchased (1)	Paid	Or Programs	Programs

April 2018	14,837	$6.73	-	-
May 2018	11,611	7.73	-	-
June 2018	15,275	7.94	-	-
Total	41,723	$7.45	-	-

(1) Reflects the withholding of shares of common stock to cover minimum tax withholding obligations from the common stock (a) paid to certain senior officers as additional compensation, which the Corporation calls salary stock, and (b) upon vesting of restricted stock. The Corporation intends to continue to satisfy statutory tax withholding obligations in connection with the vesting of outstanding restricted stock through the withholding of shares.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS

See the Exhibit Index below, which is incorporated by reference herein:

Exhibit Index

10.1 – Form of Executive Employment Agreement executed by each executive officer.
31.1 – CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 – CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 – CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 – CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.1 – Interactive Data File (Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018, furnished in XBRL (eXtensible Business Reporting Language)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized:

First BanCorp.
Registrant

Date: August 9, 2018	By:	/s/ Aurelio Alemán
Aurelio Alemán
President and Chief Executive Officer

Date: August 9, 2018	By:	/s/ Orlando Berges
Orlando Berges
Executive Vice President and Chief Financial Officer