Form 10-Q
period 2018-09-30
FIRST BANCORP /PR/
filed 2018-11-08
CIK 1057706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

____________

FORM 10-Q

(Mark One)

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Common stock: 217,240,844 shares outstanding as of October 31, 2018.

FIRST BANCORP.

INDEX PAGE

PART I FINANCIAL INFORMATION	PAGE
Item 1. Financial Statements:
Consolidated Statements of Financial Condition (Unaudited) as of September 30, 2018 and December 31, 2017	5
Consolidated Statements of Income (Loss) (Unaudited) – Quarters ended September 30, 2018 and 2017 and nine-month periods ended September 30, 2018 and 2017	6
Consolidated Statements of Comprehensive Income (Loss) (Unaudited) – Quarters ended September 30, 2018 and 2017 and nine-month periods ended September 30, 2018 and 2017	7
Consolidated Statements of Cash Flows (Unaudited) – Nine-month periods ended September 30, 2018 and 2017	8
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited) – Nine-month periods ended September 30, 2018 and 2017	9
Notes to Consolidated Financial Statements (Unaudited)	10
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	92
Item 3. Quantitative and Qualitative Disclosures About Market Risk	165
Item 4. Controls and Procedures	165

PART II. OTHER INFORMATION
Item 1. Legal Proceedings	167
Item 1A. Risk Factors	167
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	168
Item 3. Defaults Upon Senior Securities	169
Item 4. Mine Safety Disclosures	169
Item 5. Other Information	169
Item 6. Exhibits	169

SIGNATURES

Forward Looking Statements

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the safe harbor created by such sections.  When used in this Form 10-Q or future filings by First BanCorp. (the “Corporation,” “we,” “us,” or “our”) with the U.S. Securities and Exchange Commission (the “SEC”), in the Corporation’s press releases or in other public or stockholder communications made by the Corporation, or in oral statements made on behalf of the Corporation with the approval of an authorized executive officer, the words or phrases “would,” “intends,” “will likely result,” “expect,” “should,” “anticipate,” “look forward,” “believes,” and other terms of similar meaning or import in connection with any discussion of future operating, financial or other performance are meant to identify “forward-looking statements.”

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

Factors that could cause actual results to differ from those expressed in the Corporation’s forward-looking statements include, but are not limited to, risks described or referenced below in Part II, Item 1A. “Risk Factors” and the following:

•     changes in economic and business conditions, including those caused by past or future natural disasters, that directly or indirectly affect the financial health of the Corporation’s customer base in the geographic areas we serve;

•     the actual pace and magnitude of economic recovery in the Corporation’s service areas that were affected by Hurricanes Maria and Irma during 2017 compared to management’s current views on the economic recovery;

•     uncertainty as to the ultimate outcomes of actions taken, or those that may be taken, by the Puerto Rico government, or the oversight board established by the Puerto Rico Oversight, Management, and Economic Stability Act (“PROMESA”) to address the Commonwealth of Puerto Rico’s financial problems, including the filing of a form of bankruptcy under Title III of PROMESA, which provides a court debt restructuring process similar to U.S. bankruptcy protection, and the effects of measures included in the Puerto Rico government fiscal plan, or any revisions to it, on our clients and loan portfolios;

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

•     a decrease in demand for the Corporation’s products and services and lower revenues and earnings because of the continued economic recession in Puerto Rico;

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

•     adverse changes in general economic conditions in Puerto Rico, the United States (“U.S.”), the U.S. Virgin Islands (the “USVI”), and the British Virgin Islands (the “BVI”), including the interest rate environment, market liquidity, housing absorption rates, real estate prices, and disruptions in the U.S. capital markets, which may reduce interest margins, affect funding sources and demand for all of the Corporation’s products and services, and may reduce the Corporation’s revenues and earnings and the value of the Corporation’s assets;

•     an adverse change in the Corporation’s ability to attract new clients and retain existing ones;

•     the risk that additional portions of the unrealized losses in the Corporation’s investment portfolio are determined to be other-than-temporary, including additional impairments on the Corporation’s remaining $8.1 million exposure to Puerto Rico government’s available-for-sale debt securities;

•     uncertainty about legislative, tax or regulatory changes, for financial services companies in Puerto Rico, the U.S., the USVI and the BVI, which could affect the Corporation’s financial condition or performance and could cause the Corporation’s actual results for future periods to differ materially from prior results and anticipated or projected results;

•     changes in the fiscal and monetary policies and regulations of the U.S. federal government and the Puerto Rico and other governments, including those determined by the Board of the Governors of the Federal Reserve System (the “Federal Reserve Board”), the New York FED, the Federal Deposit Insurance Corporation (the “FDIC”), government-sponsored housing agencies, and regulators in Puerto Rico, and the USVI and BVI;

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

Investors should refer to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017, as well as Part II, Item 1A. Risk Factors, in this Quarterly Report on Form 10-Q, for a discussion of such factors and certain risks and uncertainties to which the Corporation is subject.

FIRST BANCORP.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	September 30, 2018	December 31, 2017
(In thousands, except for share information)
ASSETS
Cash and due from banks	$559,182	$705,980
Money market investments:
Time deposits with other financial institutions	300	3,126
Other short-term investments	97,290	7,289
Total money market investments	97,590	10,415

Investment securities available for sale, at fair value:
Securities pledged with creditors’ right to repledge	130,627	350,123
Other investment securities available for sale	1,880,594	1,540,893
Total investment securities available for sale	2,011,221	1,891,016
Investment securities held to maturity, at amortized cost
(fair value 2018 - $131,703; 2017- $131,032)	144,799	150,627
Equity securities	42,274	43,119
Loans, net of allowance for loan and lease losses of $200,563
(2017 - $231,843)	8,516,390	8,618,633
Loans held for sale, at lower of cost or market	65,739	32,980
Total loans, net	8,582,129	8,651,613

Premises and equipment, net	147,154	141,895
Other real estate owned (OREO)	135,218	147,940
Accrued interest receivable on loans and investments	47,327	57,172
Other assets	442,806	461,491
Total assets	$12,209,700	$12,261,268

LIABILITIES
Non-interest-bearing deposits	$2,321,050	$1,833,665
Interest-bearing deposits	6,827,193	7,188,966
Total deposits	9,148,243	9,022,631

Securities sold under agreements to repurchase	100,000	300,000
Advances from the Federal Home Loan Bank (FHLB)	690,000	715,000
Other borrowings	184,150	208,635
Accounts payable and other liabilities	159,892	145,905
Total liabilities	10,282,285	10,392,171

STOCKHOLDERSʼ EQUITY
Preferred stock, authorized, 50,000,000 shares:
Non-cumulative Perpetual Monthly Income Preferred Stock: 22,004,000
shares issued, 1,444,146 shares outstanding, aggregate liquidation value of $36,104	36,104	36,104
Common stock, $0.10 par value, authorized, 2,000,000,000 shares;
221,789,509 shares issued (2017 - 220,382,343 shares issued)	22,179	22,038
Less: Treasury stock (at par value)	(455)	(410)
Common stock outstanding, 217,240,844 shares outstanding (2017 - 216,278,040
shares outstanding)	21,724	21,628
Additional paid-in capital	938,776	936,772
Retained earnings, includes legal surplus reserve of $59,693	993,698	895,208
Accumulated other comprehensive loss, net of tax of $7,752 as of each September 30, 2018
and December 31, 2017	(62,887)	(20,615)
Total stockholdersʼ equity	1,927,415	1,869,097
Total liabilities and stockholdersʼ equity	$12,209,700	$12,261,268

The accompanying notes are an integral part of these statements.

FIRST BANCORP.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited)
	Quarter Ended		Nine-Month Period Ended
	September 30,		September 30,
	2018	2017	2018	2017
(In thousands, except per share information)
Interest and dividend income:
Loans	$139,205	$134,593	$409,918	$398,732
Investment securities	15,121	12,109	43,840	39,361
Money market investments and interest-bearing cash accounts	3,166	1,293	8,785	2,504
Total interest income	157,492	147,995	462,543	440,597
Interest expense:
Deposits	16,979	16,898	50,924	49,218
Securities sold under agreements to repurchase	2,333	2,917	7,173	8,305
Advances from FHLB	3,344	3,209	10,126	7,623
Other borrowings	2,315	2,139	6,635	6,166
Total interest expense	24,971	25,163	74,858	71,312
Net interest income	132,521	122,832	387,685	369,285
Provision for loan and lease losses	11,524	75,013	51,604	118,551
Net interest income after provision for loan and lease losses	120,997	47,819	336,081	250,734
Non-interest income:
Service charges and fees on deposit accounts	5,581	5,797	16,013	17,390
Mortgage banking activities	4,551	3,117	13,551	11,579
Net gain on sale of investments	-	-	-	371
Other-than-temporary impairment (“OTTI”) losses on available-for-sale debt securities:
Total OTTI losses	-	-	-	(12,231)
Portion of OTTI recognized in other comprehensive income (“OCI”)	-	-	-	-
Net impairment losses on available-for-sale debt securities	-	-	-	(12,231)
Gain on early extinguishment of debt	-	1,391	2,316	1,391
Insurance commission income	1,493	1,377	6,628	6,819
Other non-interest income	6,898	6,963	23,271	22,118
Total non-interest income	18,523	18,645	61,779	47,437
Non-interest expenses:
Employees’ compensation and benefits	39,243	37,128	119,482	114,190
Occupancy and equipment	14,660	13,745	43,511	41,592
Business promotion	3,860	3,244	10,452	9,717
Professional fees	11,502	12,023	31,755	34,779
Taxes, other than income taxes	3,534	3,763	11,027	11,184
FDIC deposit insurance	2,067	3,179	7,159	10,671
Net loss on OREO and OREO expenses	4,360	1,351	10,205	8,796
Credit and debit card processing expenses	4,147	3,737	11,450	10,134
Communications	1,642	1,603	4,706	4,774
Other non-interest expenses	5,850	5,841	17,361	16,728
Total non-interest expenses	90,865	85,614	267,108	262,565
Income (loss) before income taxes	48,655	(19,150)	130,752	35,606
Income tax (expense) benefit	(12,332)	8,398	(30,249)	7,181
Net income (loss)	$36,323	$(10,752)	$100,503	$42,787
Net income (loss) attributable to common stockholders	$35,654	$(11,421)	$98,496	$40,780

Net income (loss) per common share:
Basic	$0.16	$(0.05)	$0.46	$0.19
Diluted	$0.16	$(0.05)	$0.45	$0.19

The accompanying notes are an integral part of these statements.

FIRST BANCORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Quarter Ended		Nine-Month Period Ended
	September 30,		September 30,
	2018	2017	2018	2017
(In thousands)
Net income (loss)	$36,323	$(10,752)	$100,503	$42,787
Amount reclassified out of accumulated other comprehensive
loss per Accounting Standards Update (“ASU”) 2016-01	-	-	6	-
Other comprehensive (loss) income:
Unrealized gain (loss) on debt securities on which an
OTTI has been recognized	62	647	264	(1,156)
Reduction of non-credit OTTI component on securities sold	-	-	-	5,678
Reclassification adjustments for net gain included in net income	-	-	-	(371)
Reclassification adjustment for OTTI
on debt securities included in net income	-	-	-	12,231
All other unrealized holding (losses) gains on available-for-sale
securities arising during the period	(10,842)	3,072	(42,542)	7,098
Other comprehensive (loss) income for the period	(10,780)	3,719	(42,272)	23,480
Total comprehensive income (loss)	$25,543	$(7,033)	$58,231	$66,267

The accompanying notes are an integral part of these statements.

FIRST BANCORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine-Month Period Ended
	September 30,	September 30,
	2018	2017
(In thousands)
Cash flows from operating activities:
Net income	$100,503	$42,787
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,308	12,263
Amortization of intangible assets	2,731	3,325
Provision for loan and lease losses	51,604	118,551
Deferred income tax expense (benefit)	22,549	(18,094)
Stock-based compensation	4,921	5,423
Gain on sale of investments	-	(371)
OTTI on debt securities	-	12,231
Unrealized gain on derivative instruments	(108)	(272)
Gain on early extinguishment of debt	(2,316)	(1,391)
Net gain on sales of premises and equipment and other assets	(1,344)	(146)
Gain from insurance proceeds	(478)	-
Net gain on sales of loans	(1,281)	(5,348)
Net amortization/accretion of premiums, discounts and deferred loan fees and costs	(6,027)	(6,331)
Originations and purchases of loans held for sale	(244,261)	(257,997)
Sales and repayments of loans held for sale	265,528	275,855
Amortization of broker placement fees	948	1,461
Net amortization/accretion of premium and discounts on investment securities	2,187	1,283
Decrease (increase) in accrued interest receivable	9,732	(4,791)
(Decrease) increase in accrued interest payable	(756)	1,030
(Increase) decrease in other assets	(1,870)	5,566
Increase in other liabilities	253	9,604
Net cash provided by operating activities	213,823	194,638
Cash flows from investing activities:
Principal collected on loans	1,880,633	1,920,088
Loans originated and purchased	(1,949,453)	(2,092,161)
Proceeds from sales of loans held for investment	55,526	53,245
Proceeds from sales of repossessed assets	37,343	28,004
Proceeds from sales of available-for-sale securities	-	23,408
Purchases of available-for-sale securities	(475,077)	(53,208)
Proceeds from principal repayments and maturities of available-for-sale securities	309,994	172,493
Proceeds from principal repayments of held-to-maturity securities	5,828	5,563
Additions to premises and equipment	(16,118)	(7,607)
Proceeds from sale of premises and equipment and other assets	2,508	2,040
Net redemptions/purchase of other investment securities	1,256	(9,127)
Proceeds from the settlement of insurance claims	7,614	-
Net cash (used in) provided by investing activities	(139,946)	42,738
Cash flows from financing activities:
Net increase (decrease) in deposits	117,762	(34,754)
Repayment of securities sold under agreements to repurchase	(200,000)	-
Net FHLB advances (repayments) proceeds	(25,000)	245,000
Repayment of junior subordinated debentures	(21,434)	(5,930)
Repurchase of outstanding common stock	(2,821)	(2,176)
Dividends paid on preferred stock	(2,007)	(2,007)
Net cash (used in) provided by financing activities	(133,500)	200,133
Net (decrease) increase in cash and cash equivalents	(59,623)	437,509
Cash and cash equivalents at beginning of period	716,395	299,685
Cash and cash equivalents at end of period	$656,772	$737,194
Cash and cash equivalents include:
Cash and due from banks	$559,182	$726,779
Money market instruments	97,590	10,415
	$656,772	$737,194
The accompanying notes are an integral part of these statements.

FIRST BANCORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
	Nine-Month Period Ended
	September 30,	September 30,
	2018	2017
(In thousands)

Preferred Stock	$36,104	$36,104

Common Stock outstanding:
Balance at beginning of period	21,628	21,745
Common stock issued as compensation	27	43
Common stock issued for exercised warrants	73	-
Common stock withheld for taxes	(43)	(39)
Restricted stock grants	40	109
Restricted stock forfeited	(1)	(240)
Balance at end of period	21,724	21,618

Additional Paid-In-Capital:
Balance at beginning of period	936,772	931,856
Stock-based compensation	4,921	5,423
Common stock issued for exercised warrants	(73)	-
Common stock withheld for taxes	(2,778)	(2,136)
Restricted stock grants	(40)	(109)
Common stock issued as compensation	(27)	(43)
Restricted stock forfeited	1	240
Balance at end of period	938,776	935,231

Retained Earnings:
Balance at beginning of period	895,208	830,928
Net income	100,503	42,787
Dividends on preferred stock	(2,007)	(2,007)
Amount reclassified from accumulated other comprehensive loss per ASU 2016-01	(6)	-
Balance at end of period	993,698	871,708
Accumulated Other Comprehensive Income (Loss), net of tax:
Balance at beginning of period	(20,615)	(34,390)
Other comprehensive (loss) income, net of tax	(42,272)	23,480
Balance at end of period	(62,887)	(10,910)

Total stockholdersʼ equity	$1,927,415	$1,853,751

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

The results of operations for the quarter and nine-month period ended September 30, 2018 are not necessarily indicative of the results to be expected for the entire year.

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

Recognition and Measurement of Financial Assets and Liabilities

In January 2016, the FASB issued ASU 2016-01, to require an entity to: (i) measure equity investments at fair value through net income, with certain exceptions, thus, eliminating eligibility for the available-for-sale category; (ii) present in OCI the changes in instrument-specific credit risk for financial liabilities measured using the fair value option; (iii) present financial assets and financial liabilities by measurement category and form of financial asset; (iv) calculate the fair value of financial instruments for disclosure purposes based on an exit price; and (v) assess a valuation allowance on deferred tax assets related to unrealized losses of available-for-sale debt securities in combination with other deferred tax assets. The guidance provides an election to subsequently measure certain nonmarketable equity investments at cost less any impairment, adjusted for certain observable price changes. The guidance also requires a qualitative impairment assessment of such equity investments and amends certain fair value disclosure requirements. The adoption of this standard during the first quarter of 2018 did not have a material effect on the Corporation’s consolidated financial statements.

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

Income Tax Effect of Intra-Entity Transfers of Assets

In October 2016, the FASB updated the Codification to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. With this update, entities are required to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Under prior GAAP, the recognition of current and deferred income taxes for an intra-entity asset transfer was prohibited until the assets were sold to an outside party. This Update does not include new disclosure requirements; however, existing disclosure requirements might be applicable when accounting for the current and deferred income taxes for an intra-entity transfer of an asset other than inventory. For example, GAAP requires an entity to disclose a comparison of income tax expense (benefit) with statutory expectations (a rate reconciliation for public entities or a description of the nature of each significant reconciling item for nonpublic entities) and also requires an entity to disclose the types of temporary differences and carryforwards that give rise to a significant portion of deferred income taxes. The Corporation adopted the provisions of this guidance during the first quarter of 2018 without any effect on the Corporation’s consolidated financial statements.

Clarifying what Changes Qualify as a Modification of a Share-Based Payment Award

In May 2017, the FASB updated the Codification to reduce the cost and complexity when applying ASC Topic 718, “Compensation – Stock Compensation” (“ASC Topic 718”), and standardize the practice of applying ASC Topic 718 to financial reporting. ASC Topic 718 prescribes the accounting treatment of a modification in the terms or conditions of a share-based payment award. The guidance clarifies what changes would qualify as a modification. This was done by better defining what does not constitute a modification. In order for a change to a share-based arrangement not to require ASC Topic 718 modification treatment, all of the following must be met: (i) the fair value (or alternative measurement method used) of the modified award must equal the fair value (or alternative measurement method used) of the original award immediately before the original award is modified; (ii) the vesting conditions of the modified award must be the same as the vesting conditions of the original award immediately before the original award is modified; and (iii) the classification of the modified award as an equity instrument or a liability instrument must be the same as the classification of the original award immediately before the original award is modified. The current disclosure requirements in ASC Topic 718 apply regardless of whether an entity is required to apply modification accounting under this update. The amendments in this update must be applied prospectively to an award modified on or after the adoption date. The Corporation adopted the provisions of this guidance on January 1, 2018 without any effect on the Corporation’s consolidated financial statements. The Corporation’s Omnibus Plan provides for equity-based compensation incentives through the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, cash-based awards and other stock-based awards. If any change occurs in the future to awards issued under the Omnibus Plan, the Corporation will evaluate it under this guidance.

Lease Accounting

       In February 2016, the FASB updated the Codification to replace ASC 840, “Leases (Topic 840)” (“ASC Topic 840”), with new guidance for the financial reporting about leasing transactions. Under the new guidance, a lessee will be required to recognize a right-of-use asset (“ROU”) and a lease liability for leases with lease terms of more than 12 months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP, which requires the recognition of only capital leases on the balance sheet, the guidance will require both types of leases to be recognized on the balance sheet. The guidance will also require disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative information and additional information about the amounts recorded in the financial statements. The FASB issued an update in January 2018 providing an optional transition practical expedient under which an entity need not evaluate under new ASC Topic 842, “Leases” (“ASC Topic 842”), land easements that existed or expired before the entity’s adoption of ASC Topic 842 and were not previously accounted for as leases. In addition, the FASB issued an update in July 2018 that provides entities with an additional and optional transition method that allows entities to apply the transition provisions of the new leases standard at the adoption date, instead of at the earliest comparative period presented. If elected, comparative periods will continue to be presented in accordance with ASC Topic 840. Also, the amendments provide lessors with a practical expedient, by class of underlying asset, to not separate non lease components, subject to certain circumstances. Also in July 2018, the FASB issued an update that makes various technical corrections to clarify how to apply certain aspects of the new leases standard such as reassessment of lease classification, variable lease payments that depend on an index or a rate, lease term and purchase options, and certain transition adjustments, among others. The guidance on leases will take effect for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted.

The update is expected to affect the Corporation’s consolidated financial statements since the Corporation has operating and lease arrangements for which it is a lessee. The Corporation will elect the optional transition method described above to initially apply the new leases standard as of January 1, 2019. On the other hand, the Corporation does not expect to elect the optional practical expedient provided to lessors. The Corporation expects to recognize lease liabilities of approximately $0.1 billion or 1% of total assets, with a corresponding recognition of ROU assets on its operating leases.

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

The purchased financial assets with credit deterioration (“PCD”) model will apply to purchased financial assets (measured at amortized cost or available-for-sale) that have experienced more than insignificant credit deterioration since origination. This represents a change from the scope of what are considered purchased credit-impaired assets under today’s model. In contrast to the accounting for originated or purchased assets that do not qualify as PCD, the initial estimate of expected credit losses for a PCD will be recognized through an allowance for loan and lease losses with an offset to the cost basis of the related financial asset at acquisition (i.e., there will be no effect on net income at initial recognition). Subsequently, the accounting will follow the applicable CECL or available-for-sale debt security impairment model with all adjustments of the allowance for loan and lease losses recognized through earnings. Beneficial interests classified as held-to-maturity or available-for-sale will need to apply the PCD model if the beneficial interest meets the definition of PCD or if there is a significant difference between contractual and expected cash flows at initial recognition.

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

This guidance also expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for loan and lease losses. In addition, public business entities will need to disclose, among other things, the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination (i.e., by vintage year).

The guidance will be effective for public business entities that are SEC filers in fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption of the guidance will be permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.

The Corporation has developed an actionable and detailed project plan in order to comply on a timely basis with the implementation of this new accounting framework. The Corporation has created a working group with members from multiple areas across the organization that is responsible for assessing the effect of the standard, evaluating interpretative issues, and evaluating the current credit loss models against the new guidance to determine any necessary changes and other related implementation activities. The working group provides periodic updates to the Corporation’s CECL Management Committee, which has oversight responsibilities for the implementation efforts. The Corporation continues to evaluate the effect that this guidance, including the method of implementation, will have on its consolidated financial statements. The Corporation does not expect to early adopt this guidance.

Subsequent Measurement of Goodwill

    In January 2017, the FASB updated the Codification to simplify the subsequent measurement of goodwill by eliminating Step 2 from the current two-step goodwill impairment test. This guidance provides that a goodwill impairment test shall be conducted by comparing the fair value of a reporting unit with its carrying amount. Entities are to recognize an impairment charge for goodwill equal to the excess of the carrying amount over the reporting unit’s fair value. Entities have the option to perform a qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The effect of this guidance will depend upon the performance of the reporting units that have goodwill and the market conditions affecting the fair value of each reporting unit going forward.

Amortization of Premiums and Discounts of Callable Debt Securities

In March 2017, the FASB updated the Codification to shorten the amortization period for certain purchased callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. With respect to securities held at a discount, the amendments do not require an accounting change; thus, the discount continues to be amortized to maturity. Under current GAAP, premiums and discounts on callable debt securities generally are amortized to the maturity date. An entity must have a large number of similar loans to consider estimates of future principal prepayments when applying the interest method. However, an entity that holds an individual callable debt security at a premium may not amortize that premium to the earliest call date. If that callable debt security is subsequently called, the entity records a loss equal to the unamortized premium. The amendments in this update more closely align the amortization period of premiums and discounts to expectations incorporated in market pricing on the underlying securities. In most cases, market participants price securities to the call date that produces the worst yield when the coupon is above current market rates (that is, the security is trading at a premium) and price securities to maturity when the coupon is below market rates (that is, the security is trading at a discount) in anticipation that the borrower will act in its economic best interest. As a result, the amendments more closely align interest income recorded on bonds held at a premium or a discount with the economics of the underlying instrument. For public business entities, the amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The adoption of this guidance is not expected to have a material effect on the Corporation’s consolidated statement of financial condition or results of operations. As of September 30, 2018, the Corporation had $4.1 million of callable debt securities held at a premium (unamortized premium of $13 thousand).

Derivatives and Hedging

     In August 2017, the FASB updated the Codification to: (i) expand hedge accounting for nonfinancial and financial risk components and amend measurement methodologies to more closely align hedge accounting with a company’s risk management activities; (ii) decrease the complexity of preparing and understanding hedge results by eliminating the separate measurement and reporting of hedge ineffectiveness; (iii) enhance transparency, comparability, and understanding of hedge results through enhanced disclosures and a change in the presentation of hedge results to align the effects of the hedging instrument and the hedged item; and (iv) reduce the cost and complexity of applying hedge accounting by simplifying the manner in which assessments of hedge effectiveness may be performed. This update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The guidance requires companies to apply requirements to existing hedging relationships on the date of adoption, and the effect of the adoption should be reflected as of the beginning of the fiscal year of adoption. As of September 30, 2018, all of the derivatives held by the Corporation were considered economic undesignated hedges. The adoption of this guidance is not expected to have a material effect on the Corporation’s consolidated statement of financial condition or results of operations.

Reclassification of Certain Tax Effects From Accumulated Other Comprehensive Income

    In February 2018, the FASB updated the Codification to provide entities with an option to reclassify to retained earnings, tax effects that were stranded in accumulated other comprehensive income, pursuant to the Tax Cuts and Jobs Act of 2017 (the “Tax Act”). This guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. This guidance may be early adopted in any interim or annual period for which financial statements have not yet been issued and applied either in the period of adoption or retrospectively to each period in which the effect of the change in the corporate tax rate in the Tax Act is recognized. The adoption of this guidance will not have a material effect on the Corporation’s consolidated financial statements.

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

Changes to the Disclosure Requirements for Fair Value Measurement

     In August 2018, the FASB updated the Codification and amended ASC Topic 820, “Fair Value Measurement and Disclosures,” to add, remove, and modify fair value measurement disclosures requirements.  The disclosure requirements that are removed for public entities include: (i) transfers between Level 1 and Level 2 of the fair value hierarchy; (ii) the policy for determining when transfers between any of the three levels have occurred; and (iii) the valuation processes used for Level 3 measurements. The disclosure requirements that are modified for public entities include: (i) for certain investments in entities that calculate the net asset value, revisions to require disclosures about the timing of liquidation and lapses of redemption restrictions, if the latter has been communicated to the reporting entity; and (ii) revisions to clarify that the Level 3 measurement uncertainty disclosure should communicate information about the uncertainty at the balance sheet date.  The additional or new disclosure requirements include: (i) the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 instruments held at the balance sheet date; and (ii) the range and weighted average of significant unobservable inputs used for Level 3 measurements, but adds an option to disclose other quantitative information in place of the weighted average to the extent that it would be a more reasonable and rational method to reflect the distribution of certain unobservable inputs.

    This update is effective for all entities in fiscal years, including interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted for any of the removed or modified disclosures immediately even if adoption of the new disclosures is delayed until the effective date. In the third quarter of 2018, the Corporation early adopted the disclosure requirements that were removed or modified by this guidance.

Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract

    In August 2018, the FASB amended the Codification to address a customer’s accounting for implementation costs incurred in a cloud computing arrangement that is a service contract.  This update aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. Costs for implementation activities in the application development stage are capitalized depending on the nature of the costs, while costs incurred during the preliminary project and post implementation stages are expensed as the activities are performed. The amendments in this update also require the entity to expense the capitalized implementation costs over the term of the hosting arrangement. Expenses related to the capitalized implementation costs will be presented in the same line item in the statement of income as the fees associated with the service of the arrangement and payments for capitalized implementation costs will be classified in the statement of cash flows in the same manner as payments made for fees associated with the hosting element. With this update, the entity is also required to present the capitalized implementation costs in the statement of financial position in the same line item that a prepayment for the fees of the associated hosting arrangement would be presented.

      An entity can choose between prospective and retrospective transition. For the corporation, this guidance will be effective for fiscal years beginning after December 15, 2019, and interim periods within. Early adoption is permitted, including in an interim period.  The adoption of this guidance is no expected to have a material effect on the Corporation’s consolidated statement of financial condition, results of operations or cash flows.

NOTE 2 – UPDATE ON EFFECTS OF NATURAL DISASTERS

Two strong hurricanes affected the Corporation’s service areas during September 2017. The following summarizes the more significant continuing financial repercussions of these natural disasters for the Corporation and for its major subsidiary, FirstBank.

Credit Quality and Allowance for Loan and Lease Losses

Relationship officers continued to closely monitor the performance of hurricane-affected commercial loan customers during 2018. Information provided by these commercial loan officers and statistics on the performance of consumer and residential credits were factored into the determination of the allowance for loan and lease losses as of September 30, 2018. Although the identification and evaluation of hurricane-affected credits has been completed, management’s assessment of the hurricanes’ effect is still subject to uncertainties, both those specific to some individual customers, such as the resolution of insurance claims, and those applicable to the overall economic prospects of the hurricane-affected areas as a whole. During the third quarter and nine-month period ended September 30, 2018, the Corporation recorded a net loan loss reserve release of approximately $2.8 million and $11.2 million, respectively, in connection with revised estimates associated with the effects of the hurricanes. The revised estimates were primarily attributable to updated assessments of financial performance and repayment prospects of certain individually-assessed commercial credits, updated payment patterns and probability of default credit risk analyses applied to consumer borrowers, and lower reserve requirements resulting from payments received during the first nine months of 2018 that reduced the balance of the consumer and residential mortgage loan portfolios outstanding on the dates of the hurricanes. In addition, during the third quarter of 2018, consumer loan charge-offs totaling $10.9 million were taken against previously established hurricane-related qualitative reserves. These charge offs were directly linked to the performance of consumer borrowers that were subject to payment deferral programs.

As of September 30, 2018, the hurricane-related qualitative allowance amounted to $24.9 million (December 31, 2017 - $55.6 million). With the future resolution of uncertainties and the ongoing collection of information on individual commercial customers and statistics on the consumer and residential loan portfolios, the loss estimate will be revised as needed. Refer to Note 8 - Allowance for Loan and Lease Losses, to the consolidated financial statements for information about the determination of the hurricane-related qualitative reserves.

Disaster Response Plan Costs, Casualty Losses and Related Insurance

      The Corporation has incurred a variety of costs to operate in disaster response mode, and some facilities and their contents, including certain OREO properties, were damaged by the storms.  The Corporation maintains insurance for casualty losses, as well as for reasonable and necessary disaster response costs and certain revenue lost through business interruption. Insurance claim receivables were established for some of the individual costs, when incurred, based on management’s understanding of the underlying coverage and when realization of the claim was deemed probable. During the first nine months of 2018, the Corporation reached settlement on certain insurance claims arising from the hurricanes. As a result, the Corporation received insurance proceeds of approximately $6.8 million, primarily related to repairs and maintenance costs incurred on some facilities, including certain OREO properties, and $0.8 million related to a loan receivable fully charged-off in prior periods. The insurance proceeds were recorded against incurred losses, previously-established accounts receivable, or loan recoveries, as applicable. Insurance recoveries are recorded in the same income statement caption as the incurred losses. Recoveries from insurance proceeds in excess of losses incurred, amounting to $0.5 million for the first nine months of 2018, were recognized as a gain from insurance proceeds and reported as part of “other non-interest income” in the statement of income (loss). As of September 30, 2018, the Corporation still had an insurance claim receivable of $4.2 million, included as part of “other assets” in the statement of financial condition. Management also believes that there is a possibility that some gains will be recognized with respect to casualty and lost revenue claims in future periods, but this is contingent on reaching agreement on the Corporation’s claims with the insurance carriers.

Liquidity Management

The Corporation experienced rapid accumulation of deposits after the hurricanes in the fourth quarter of 2017 and the first nine months of 2018.  Total deposits as of September 30, 2018, excluding brokered CDs, increased $602.4 million from December 31, 2017 and $963.9 million since September 30, 2017.  The most significant increase was in non-interest-bearing demand deposits, which grew 27%, or $487.4 million, from December 31, 2017 and 46%, or $734.9 million, since September 30, 2017.  Hurricane-related factors, such as the effect of disaster relief funds and settlements of insurance claims, contributed to this growth.  Although management expects the balances accumulated by deposit customers in the hurricane-affected areas to reduce over time, it is difficult to predict when and to what degree, and there may be further growth as insurance claims are resolved and additional disaster-recovery funds are distributed.

NOTE 3 – EARNINGS PER COMMON SHARE

The calculations of earnings per common share for the quarters and nine-month periods ended September 30, 2018 and 2017 are as follows:

	Quarter Ended		Nine-Month Period Ended
	September 30,		September 30,
	2018	2017	2018	2017

(In thousands, except per share information)

Net income (loss)	$36,323	$(10,752)	$100,503	$42,787
Less: Preferred stock dividends	(669)	(669)	(2,007)	(2,007)
Net income (loss) attributable to common stockholders	$35,654	$(11,421)	$98,496	$40,780
Weighted-Average Shares:
Average common shares outstanding	216,149	214,187	215,516	213,812
Average potential dilutive common shares	626	-	1,068	2,322
Average common shares outstanding - assuming dilution	216,775	214,187	216,584	216,134
Earnings (loss) per common share:
Basic	$0.16	$(0.05)	$0.46	$0.19
Diluted	$0.16	$(0.05)	$0.45	$0.19

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

NOTE 4 – STOCK-BASED COMPENSATION.

  On May 24, 2016, the Corporation’s stockholders approved the amendment and restatement of the First BanCorp. Omnibus Incentive Plan, as amended (the “Omnibus Plan”), to, among other things, increase the number of shares of common stock reserved for issuance under the Omnibus Plan, extend the term of the Omnibus Plan to May 24, 2026 and re-approve the material terms of the performance goals under the Omnibus Plan for purposes of the then effective Section 162(m) of the U.S. Internal Revenue Code of 1986, as amended. The Omnibus Plan provides for equity-based compensation incentives (the “awards”) through the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, cash-based awards and other stock-based awards. The Omnibus Plan authorizes the issuance of up to  14,169,807 shares of common stock, subject to adjustments for stock splits, reorganizations, and other similar events. As of September 30, 2018, 6,892,855 authorized shares of common stock were available for issuance under the Omnibus Plan. The Corporation’s Board of Directors, based on the recommendation of the Corporation’s Compensation and Benefits Committee, has the power and authority to determine those eligible to receive awards and to establish the terms and conditions of any awards, subject to various limits and vesting restrictions that apply to individual and aggregate awards.

Restricted Stock

Under the Omnibus Plan, the Corporation may grant restricted stock to plan participants, subject to forfeiture upon the occurrence of certain events until the dates specified in the participant’s award agreement. While the restricted stock is subject to forfeiture and does not contain non-forfeitable dividend rights, restricted stock participants may exercise full voting rights. The restricted stock granted under the Omnibus Plan is typically subject to a vesting period. During the first nine months of 2018, the Corporation awarded to its independent directors 65,447 shares of restricted stock that are subject to a one-year vesting period. In addition, during the first nine months of 2018, the Corporation awarded 342,439 shares of restricted stock to employees; fifty percent (50%) of those shares vest in two years from the grant date and the remaining (50%) vest in three years from the grant date. Included in those 342,439 shares of restricted stock were 20,447 shares granted to retirement-eligible employees at the grant date. The fair value of the shares of restricted stock granted in the first nine months of 2018 was based on the market price of the Corporation’s outstanding common stock on the date of the grant.

The following table summarizes the restricted stock activity in the first nine months of 2018 under the Omnibus Plan:

	Nine-Month Period Ended
	September 30, 2018

	Number of shares	Weighted-Average
	of restricted	Grant Date
	stock	Fair Value

Non-vested shares at beginning of year	1,816,968	$2.76
Granted	407,886	6.71
Forfeited	(11,000)	3.65
Vested	(1,234,180)	2.45
Non-vested shares at September 30, 2018	979,674	$4.79

For the quarter and nine-month period ended September 30, 2018, the Corporation recognized $0.8 million and $2.7 million, respectively, of stock-based compensation expense related to restricted stock awards, compared to $1.0 million and $3.0 million for the same periods in 2017, respectively. As of September 30, 2018, there was $2.9 million of total unrecognized compensation cost related to non-vested shares of restricted stock. The weighted average period over which the Corporation expects to recognize such cost is 1.4 years. The total expense determined for restricted stock awards granted to retirement-eligible employees was charged against earnings at the grant date.

During the first nine months of 2017, the Corporation awarded to its independent directors 140,360 shares of restricted stock subject to a one-year vesting period. In addition, during the first nine months of 2017, the Corporation awarded 951,332 shares of restricted stock to employees subject to a vesting period of two years. Included in those 951,332 shares of restricted stock were 838,332 shares granted in the first quarter of 2017 to certain senior officers consistent with the requirements of the Troubled Asset Relief Program (“TARP”) Interim Final Rule. On May 10, 2017, the United States Department of the Treasury (the “U.S. Treasury”) announced that it had sold all of its remaining 10,291,553 shares of the Corporation’s common stock. As a result of the sale by the U.S. Treasury, the Corporation ceased being subject to the compensation-related restrictions under TARP, which substantially limited the Corporation’s ability to award short-term and long-term incentives to the Corporation’s executives, and the Corporation’s senior officers are no longer subject to the transferability restrictions on their shares of restricted stock. However, since the U.S. Treasury did not recover the full amount of its original investment under TARP, the senior officers forfeited 2,370,571, or 50%, of their outstanding shares of restricted stock, resulting in a reduction in the number of common shares outstanding.

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

Performance Units

Under the Omnibus Plan, the Corporation may award performance units to Omnibus Plan participants.  During the first nine months of 2018, the Corporation granted 304,408 units to executives, with each unit representing the value of one share of the Corporation’s common stock.  The performance units granted are for the performance period beginning January 1, 2018 and ending on December 31, 2020 and are subject to a three-year requisite service period.  These awards do not contain non-forfeitable rights to dividend equivalent amounts and can only be settled in shares of the Corporation’s common stock. Included in those 304,408 performance units were 29,171 units granted to retirement-eligible executives at the grant date.  The performance units will vest based on the achievement of a pre-established tangible book value per share target as of December 31, 2020.  All of the performance units will vest if performance is at the pre-established performance target level or above.  However, the participants may vest on 50% of the awards to the extent that performance is below the target but at 80% of the pre-established performance target level (the 80% minimum threshold), which is measured based upon the growth in the tangible book value during the performance cycle.  If performance is between the 80% minimum threshold and the pre-established performance target level, the participants will vest on a proportional amount. No performance units will vest if performance is below the 80% minimum threshold.

The fair value of the performance units awarded during the first nine months of 2018 was based on the market price of the Corporation’s outstanding common stock on the date of the grant.  For the quarter and the first nine months of 2018, the Corporation recognized $0.1 million and $0.5 million, respectively, of stock-based compensation related to performance units. As of September 30, 2018, there was $1.4 million of total unrecognized compensation cost related to unvested performance units that the Corporation expects to recognize over the three-year requisite service period. The total expense determined for the performance units awarded to retirement-eligible executives was charged against earnings at the grant date. The total amount of compensation expense recognized reflects management’s assessment of the probability that the pre-established performance goal will be achieved. A cumulative adjustment to compensation expense is recognized in the current period to reflect any changes in the probability of achievement of the performance goals.

Salary stock

Also, effective April 1, 2013, the Corporation’s Board of Directors determined to increase the salary amounts paid to certain executive officers, primarily by paying the increased salary amounts in the form of shares of the Corporation’s common stock issued under the Omnibus Plan, instead of cash. During 2018, the Corporation issued 268,709 shares of common stock (as compared to 427,940 shares during the first nine months of 2017) with a weighted average market value of $6.51 (as compared to a weighted average market value of $5.88 during the first nine months of 2017) as salary stock compensation. This resulted in a compensation expense of $1.7 million recorded in 2018 (as compared to $2.5 million during the first nine months of 2017). Effective July 1, 2018, the payment of additional salary amounts in the form of stock was eliminated in accordance with the previously disclosed revised executive compensation program.

For 2018, the Corporation withheld 96,377 shares (first nine months of 2017 – 143,509 shares) from the common stock paid to certain senior officers as additional compensation and 336,985 shares of restricted stock that vested during the first nine months of 2018 (first nine months of 2017 – 243,102) to cover employees’ payroll and income tax withholding liabilities; these shares are held as treasury shares. The Corporation paid in cash any fractional share of salary stock to which the officer was entitled. In the consolidated financial statements, the Corporation treats shares withheld for tax purposes as common stock repurchases.

NOTE 5 – INVESTMENT SECURITIES

Investment Securities Available for Sale

  The amortized cost, non-credit loss component of OTTI recorded in OCI, gross unrealized gains and losses recorded in OCI, estimated fair value, and weighted-average yield of investment securities available for sale by contractual maturities as of September 30, 2018 and December 31, 2017 were as follows:

	September 30, 2018
	Amortized cost	Noncredit Loss Component of OTTI Recorded in OCI			Fair value
			Gross Unrealized			Weighted-
			gains	losses		average yield%
(Dollars in thousands)

U.S. Treasury securities:
Due within one year	$7,481	$-	$-	$55	$7,426	1.29

U.S. government-sponsored
agencies obligations:
Due within one year	156,575	-	-	1,584	154,991	1.25
After 1 to 5 years	236,368	-	-	4,480	231,888	1.82
After 5 to 10 years	191,119	-	47	5,505	185,661	2.94
After 10 years	43,638	-	-	241	43,397	2.50

Puerto Rico government
obligations:
After 5 to 10 years	4,013	-	129	-	4,142	3.14
After 10 years	4,111	-	-	1,313	2,798	6.97

United States and Puerto Rico
government obligations	643,305	-	176	13,178	630,303	2.10

Mortgage-backed securities (“MBS”):
Freddie Mac (“FHLMC”) certificates:
After 5 to 10 years	96,598	-	8	3,527	93,079	2.09
After 10 years	274,233	-	-	9,636	264,597	2.50
	370,831	-	8	13,163	357,676	2.39

Ginnie Mae (“GNMA”) certificates:
After 1 to 5 years	160	-	2	-	162	3.52
After 5 to 10 years	65,411	-	305	714	65,002	2.89
After 10 years	122,975	-	2,962	1,030	124,907	3.93
	188,546	-	3,269	1,744	190,071	3.57
Fannie Mae (“FNMA”) certificates:
Due within one year	379	-	8	-	387	1.91
After 1 to 5 years	25,872	-	-	468	25,404	2.75
After 5 to 10 years	191,965	-	-	6,982	184,983	2.22
After 10 years	557,882	-	1,055	18,909	540,028	2.65
	776,098	-	1,063	26,359	750,802	2.55
Collateralized mortgage obligations
guaranteed by the FHLMC
and GNMA:
After 1 to 5 years	7,462	-	4	10	7,456	2.91
After 10 years	59,575	-	348	81	59,842	3.07
	67,037	-	352	91	67,298	3.05
Other mortgage pass-through
trust certificates:
After 10 years	20,038	5,467	-	-	14,571	4.57
Total MBS	1,422,550	5,467	4,692	41,357	1,380,418	2.70

Other
After 1 to 5 years	500	-	-	-	500	2.96

Total investment securities
available for sale	$2,066,355	$5,467	$4,868	$54,535	$2,011,221	2.51

	December 31, 2017
	Amortized cost	Noncredit Loss Component of OTTI Recorded in OCI	Gross Unrealized		Fair value
						Weighted-
			gains	losses		average yield%

(Dollars in thousands)

U.S. Treasury securities:
After 1 to 5 years	$7,458	$-	$-	$57	$7,401	1.29

U.S. government-sponsored
agencies obligations:
Due within one year	122,471	-	-	319	122,152	1.06
After 1 to 5 years	309,472	-	28	3,735	305,765	1.42
After 5 to 10 years	133,451	-	117	319	133,249	2.72
After 10 years	40,769	-	1	149	40,621	1.84

Puerto Rico government
obligations:
After 5 to 10 years	4,071	-	47	-	4,118	3.14
After 10 years	3,972	-	-	1,277	2,695	6.97

United States and Puerto Rico
government obligations	621,664	-	193	5,856	616,001	1.70

MBS:

FHLMC certificates:
After 5 to 10 years	18,658	-	14	63	18,609	2.14
After 10 years	297,733	-	217	4,853	293,097	2.23
	316,391	-	231	4,916	311,706	2.23
GNMA certificates:
After 1 to 5 years	81	-	1	-	82	3.23
After 5 to 10 years	69,661	-	1,244	-	70,905	3.05
After 10 years	145,067	-	5,910	334	150,643	3.81
	214,809	-	7,155	334	221,630	3.56
FNMA certificates:
After 1 to 5 years	20,831	-	294	109	21,016	2.69
After 5 to 10 years	49,934	-	-	818	49,116	1.83
After 10 years	613,129	-	3,180	6,401	609,908	2.43
	683,894	-	3,474	7,328	680,040	2.39

Collateralized mortgage
obligations issued or guaranteed
by the FHLMC and GNMA:
After 1 to 5 years	5,918	-	14	-	5,932	2.21
After 5 to 10 years	2,556	-	11	-	2,567	2.23
After 10 years	35,331	-	231	-	35,562	2.22
	43,805	-	256	-	44,061	2.22

Other mortgage pass-through
trust certificates:
After 10 years	22,791	5,731	-	-	17,060	2.44

Total MBS	1,281,690	5,731	11,116	12,578	1,274,497	2.54

Other
Due within one year	100	-	-	-	100	1.48

Equity securities (1)	424	-	-	6	418	2.11

Total investment securities
available for sale	$1,903,878	$5,731	$11,309	$18,440	$1,891,016	2.27

(1)

As of January 1, 2018, the Corporation adopted ASU 2016-01, resulting in the reclassification of $0.4 million in equity securities from available-for-sale investment securities to other investment securities.

Maturities of MBS are based on the period of final contractual maturity. Expected maturities of investments might differ from contractual maturities because they may be subject to prepayments and/or call options. The weighted-average yield on investment securities available for sale is based on amortized cost and, therefore, does not give effect to changes in fair value. The net unrealized gain or loss on securities available for sale and the noncredit loss component of OTTI are presented as part of OCI.

The following tables show the Corporation’s available-for-sale investments’ fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of September 30, 2018 and December 31, 2017. The tables also include debt securities for which an OTTI was recognized and only the amount related to a credit loss was recognized in earnings. For unrealized losses for which OTTI was recognized, the related credit loss was charged against the amortized cost basis of the debt security.

	As of September 30, 2018
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
(In thousands)
Debt securities:
Puerto Rico-government obligations	$-	$-	$2,798	$1,313	$2,798	$1,313
U.S. Treasury and U.S. government
agenciesʼ obligations	251,555	5,585	366,761	6,280	618,316	11,865
MBS:
FNMA	342,334	6,489	369,408	19,870	711,742	26,359
FHLMC	183,780	3,508	173,733	9,655	357,513	13,163
GNMA	34,354	491	32,999	1,253	67,353	1,744
Collateralized mortgage obligations
issued or guaranteed by
FHLMC and GNMA	31,963	91	-	-	31,963	91
Other mortgage pass-through
trust certificates	-	-	14,571	5,467	14,571	5,467
	$843,986	$16,164	$960,270	$43,838	$1,804,256	$60,002

	As of December 31, 2017
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
(In thousands)
Debt securities:
Puerto Rico-government obligations	$-	$-	$2,695	$1,277	$2,695	$1,277
U.S. Treasury and U.S. government
agenciesʼ obligations	136,459	494	362,050	4,085	498,509	4,579
MBS:
FNMA	189,699	1,705	274,963	5,623	464,662	7,328
FHLMC	91,174	590	166,331	4,326	257,505	4,916
GNMA	39,145	334	-	-	39,145	334
Other mortgage pass-through
trust certificates	-	-	17,060	5,731	17,060	5,731
Equity securities (1)	-	-	407	6	407	6
	$456,477	$3,123	$823,506	$21,048	$1,279,983	$24,171

(1)

As of January 1, 2018, the Corporation adopted ASU 2016-01, resulting in the reclassification of $0.4 million in equity securities from available-for-sale investment securities to other investment securities.

Assessment for OTTI

     Debt securities issued by U.S. government agencies, U.S. government-sponsored entities, and the U.S. Treasury accounted for approximately 99% of the total available-for-sale portfolio as of September 30, 2018, and no credit losses are expected, given the explicit and implicit guarantees provided by the U.S. federal government. The Corporation’s OTTI assessment was concentrated mainly on private label MBS, and on Puerto Rico government debt securities, for which credit losses are evaluated on a quarterly basis. The Corporation considered the following factors in determining whether a credit loss exists and the period over which the debt security is expected to recover:

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

The following tables summarize the roll-forward of credit losses on debt securities held by the Corporation for which a portion of an OTTI is recognized in OCI:

	Cumulative OTTI credit losses recognized in earnings on securities still held
		Credit impairments	Credit loss
	June 30,	recognized in earnings on	reductions for	September 30,
	2018	securities that have been	securities sold	2018
	Balance	previously impaired	during the period	Balance
(In thousands)
Available-for-sale securities
Private label MBS	$6,792	$-	$-	$6,792

	Cumulative OTTI credit losses recognized in earnings on securities still held
		Credit impairments	Credit loss
	December 31,	recognized in earnings on	reductions for	September 30,
	2017	securities that have been	securities sold	2018
	Balance	previously impaired	during the period	Balance
(In thousands)
Available-for-sale securities
Private label MBS	$6,792	$-	$-	$6,792

	Cumulative OTTI credit losses recognized in earnings on securities still held
		Credit impairments
	June 30,	recognized in earnings	Credit loss reductions	September 30,
	2017	on securities that have been	for securities sold	2017
	Balance	previously impaired	during the period	Balance
(In thousands)
Available-for-sale securities
Private label MBS	$6,792	$-	$-	$6,792

	Cumulative OTTI credit losses recognized in earnings on securities still held
		Credit impairments
	December 31,	recognized in earnings	Credit loss reductions	September 30,
	2016	on securities that have been	for securities sold	2017
	Balance	previously impaired	during the period	Balance
(In thousands)
Available-for-sale securities
Puerto Rico government obligations	$22,189	$12,231	$(34,420)	$-
Private label MBS	6,792	-	-	6,792
Total OTTI credit losses for available-for-sale
debt securities	$28,981	$12,231	$(34,420)	$6,792

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

      For the OTTI charge recorded on the Puerto Rico government debt securities in the first quarter of 2017, the Corporation considered the latest available information about the Puerto Rico government’s financial condition, including but not limited to credit, ratings downgrades, revised estimates of recovery rates, and other relevant developments such as government actions, including debt exchange proposals and the fiscal plan published by the Puerto Rico government in March 2017, as applicable. The Corporation applied a discounted cash flow analysis to its Puerto Rico government debt securities in order to calculate the cash flows expected to be collected and to determine if any portion of the decline in market value of these securities was considered a credit-related OTTI.  The analysis derived an estimate of value based on the present value of risk-adjusted cash flows of the underlying securities and included the following components:

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

  Based on the expected cash flows, and since the Corporation does not have the intention to sell the securities and has sufficient capital and liquidity to hold these securities until a recovery of the fair value occurs, only the credit loss component, if any, is reflected in earnings.  Significant assumptions in the valuation of the private label MBS were as follows:

	As of		As of
	September 30, 2018		December 31, 2017
	Weighted		Weighted
	Average	Range	Average	Range

Discount rate	14.8%	14.8%	14.0%	14.0%
Prepayment rate	11.7%	3.5% - 22.5%	16.4%	12.0% - 29.0%
Projected Cumulative Loss Rate	4%	0% - 7.8%	3%	0% - 6.8%

  No OTTI charges on private label MBS were recorded in either the first nine months of 2018 or the first nine months of 2017.

Investments Held to Maturity

The amortized cost, gross unrecognized gains and losses, estimated fair value, weighted-average yield and contractual maturities of investment securities held to maturity as of September 30, 2018 and December 31, 2017 were as follows:

	September 30, 2018
	Amortized cost			Fair value
		Gross Unrecognized
		gains	losses		Weighted- average yield%

Puerto Rico Municipal Bonds:
After 1 to 5 years	$6,096	$-	$364	$5,732	4.73
After 5 to 10 years	53,006	-	3,374	49,632	5.94
After 10 years	85,697	-	9,358	76,339	5.78
Total investment securities
held to maturity	$144,799	$-	$13,096	$131,703	5.79

	December 31, 2017
	Amortized cost			Fair value
		Gross Unrecognized
		gains	losses		Weighted- average yield%

Puerto Rico Municipal Bonds:
After 1 to 5 years	$3,853	$-	$173	$3,680	5.38
After 5 to 10 years	39,523	-	3,048	36,475	5.28
After 10 years	107,251	-	16,374	90,877	4.93
Total investment securities
held to maturity	$150,627	$-	$19,595	$131,032	5.03

The following tables show the Corporation’s held-to-maturity investments’ fair value and gross unrecognized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrecognized loss position, as of September 30, 2018 and December 31, 2017:

As of September 30, 2018
	Less than 12 months		12 months or more		Total
		Unrecognized		Unrecognized		Unrecognized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
(In thousands)
Debt securities:
Puerto Rico Municipal Bonds	$-	$-	$131,703	$13,096	$131,703	$13,096

As of December 31, 2017
	Less than 12 months		12 months or more		Total
		Unrecognized		Unrecognized		Unrecognized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
(In thousands)
Debt securities:
Puerto Rico Municipal Bonds	$-	$-	$131,032	$19,595	$131,032	$19,595

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

     All of the Puerto Rico Municipal Bonds are performing and current as to scheduled contractual payments as of September 30, 2018. Approximately 70% of the held-to-maturity municipal bonds were issued by three of the largest municipalities in Puerto Rico. The vast majority of revenues of these three municipalities is independent of the Puerto Rico central government. These obligations typically are not issued in bearer form, nor are they registered with the SEC, and are not rated by external credit agencies. In most cases, these bonds have priority over the payment of operating costs and expenses of the municipality, which are required by law to levy special property taxes in such amounts as are required for the payment of all of their respective general obligation bonds and loans. The Corporation performs periodic credit quality reviews on these issuers. Based on the quarterly analysis performed, management concluded that no individual debt security held to maturity was other-than-temporarily impaired as of September 30, 2018.

      The PROMESA oversight board has not designated any of Puerto Rico’s 78 municipalities as covered entities under PROMESA. However, while the latest fiscal plan certified by the PROMESA oversight board did not contemplate a restructuring of the debt of Puerto Rico’s municipalities, the plan did call for the gradual elimination of budgetary subsidies provided to municipalities by the central government. Furthermore, municipalities are also likely to be affected by the negative economic and other effects resulting from expense, revenue or cash management measures taken by the Puerto Rico government to address its fiscal and liquidity shortfalls, or measures included in fiscal plans of other government entities, such as the fiscal plans of the GDB and the Puerto Rico Electric Power Authority (“PREPA”). Given the uncertain effect that the negative fiscal situation of the Puerto Rico central government and the measures taken, or to be taken, by other government entities may have on municipalities, the Corporation cannot be certain whether future impairment charges will be required relating to these securities.

     From time to time, the Corporation has securities held to maturity with an original maturity of three months or less that are considered cash and cash equivalents and are classified as money market investments in the consolidated statements of financial condition.  As of September 30, 2018 and December 31, 2017, the Corporation had no outstanding securities held to maturity that were classified as cash and cash equivalents.

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

As of September 30, 2018 and December 31, 2017, the Corporation had investments in FHLB stock with a book value of $39.7 million and $40.9 million, respectively. Dividend income from FHLB stock for the quarters ended September 30, 2018 and 2017 was $0.7 million and $0.5 million, respectively, and for the nine-month periods ended September 30, 2018 and 2017 was $2.0 million and $1.5 million, respectively.

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

On January 1, 2018, the Corporation adopted ASU 2016-01, resulting in the reclassification of equity securities with a readily determinable fair value of approximately $0.4 million from available-for-sale investment securities to other investment securities. During the third quarter and nine-month period ended September 30, 2018, the Corporation measured these equity securities at fair value through earnings resulting in the recognition of marked-to-market losses of $3 thousand and $13 thousand, respectively, recorded as part of other non-interest income in the statement of income.

    The Corporation has other equity securities that do not have readily available fair values. The aggregate carrying value of such securities as of September 30, 2018 and December 31, 2017 was $2.2 million.

NOTE 7 – LOANS HELD FOR INVESTMENT

 The following provides information about the loan portfolio held for investment:

	As of September 30,	As of December 31,
	2018	2017
(In thousands)
Residential mortgage loans, mainly secured by first mortgages	$3,207,981	$3,290,957
Commercial loans:
Construction loans (1)	82,862	111,397
Commercial mortgage loans (1)	1,506,502	1,614,972
Commercial and Industrial loans (1)(2)	2,068,256	2,083,253
Total commercial loans	3,657,620	3,809,622
Finance leases	311,180	257,462
Consumer loans	1,540,172	1,492,435
Loans held for investment	8,716,953	8,850,476
Allowance for loan and lease losses	(200,563)	(231,843)
Loans held for investment, net	$8,516,390	$8,618,633

(1)

During the first nine months of 2018, the Corporation transferred $74.4 million (net of fair value write-downs of $22.2 million recorded at the time of transfers) in non-performing loans to held for sale. Loans transferred to held for sale consisted of non-performing commercial mortgage loans totaling $39.6 million (net of fair value write-downs of $13.8 million), non-performing construction loans totaling $33.0 million (net of fair value write-downs of $6.7 million) and non-performing commercial and industrial loans totaling $1.8 million (net of fair value write-downs of $1.7 million). Approximately $27.2 million of the commercial mortgage loans transferred to loan held for sale were eventually sold during the second quarter and third quarters of 2018.

(2)

As of September 30, 2018 and December 31, 2017, $802.7 million and $833.5 million, respectively, of commercial loans were secured by real estate but are not dependent upon the real estate for repayment.

Loans held for investment on which accrual of interest income had been discontinued were as follows:

		As of	As of
		September 30,	December 31,
(In thousands)		2018	2017
Non-performing loans:
	Residential mortgage	$156,685	$178,291
	Commercial mortgage (1)	117,397	156,493
	Commercial and Industrial (1)	34,551	85,839
	Construction:
	Land (1)	6,922	15,026
	Construction-commercial (1)	-	35,100
	Construction-residential	2,149	1,987
	Consumer:
	Auto loans	12,258	10,211
	Finance leases	1,443	1,237
	Other consumer loans	7,963	5,370
Total non-performing loans held for investment (2)(3)(4)		$339,368	$489,554

(1)

During the first nine months of 2018, the Corporation transferred $74.4 million (net of fair value write-downs of $22.2 million recorded at the time of transfers) in non-performing loans to held for sale. Loans transferred to held for sale consisted of non-performing commercial mortgage loans totaling $39.6 million (net of fair value write-downs of $13.8 million), non-performing construction loans totaling $33.0 million (net of fair value write-downs of $6.7 million) and non-performing commercial and industrial loans totaling $1.8 million (net of fair value write-downs of $1.7 million). Approximately $27.2 million of the commercial mortgage loans transferred to loan held for sale were eventually sold during the second quarter and third quarters of 2018.

(2)	Excludes $44.2 million and $8.3 million of non-performing loans held for sale as of September 30, 2018 and December 31, 2017, respectively.
(3)

Amount excludes purchased-credit impaired (“PCI”) loans with a carrying value of approximately $149.1 million and $158.2 million as of September 30, 2018 and December 31, 2017, respectively, primarily mortgage loans acquired from Doral Bank in the first quarter of 2015 and from Doral Financial in the second quarter of 2014, as further discussed below.  These loans are not considered non-performing due to the application of the accretion method, under which these loans will accrete interest income over the remaining life of the loans using an estimated cash flow analysis.

(4)

Non-performing loans exclude $510.8 million and $374.7 million of Troubled Debt Restructuring (“TDR”) loans that are in compliance with modified terms and in accrual status as of September 30, 2018 and December 31, 2017, respectively.

During the first quarter of 2018, the Corporation transferred to held for sale several non-performing commercial and construction loans. The aggregate recorded investment in these loans of $66.9  million was written down to $57.2 million, which resulted in charge-offs of $9.7 million, of which $4.1 million was taken against previously-established reserves for loan losses, resulting in a charge to the provision for loan and lease losses of $5.6 million in the first quarter of 2018. Subsequent to the end of the first quarter of 2018, the Corporation sold $27.2 million of the loans transferred to held for sale in separate transactions and a $7.7 million non-performing construction loan held for sale that resulted in the recognition of an additional aggregate net loss of $2.7 million recorded as part of “other non-interest income” in the consolidated statement of income (loss).

In addition, during the third quarter of 2018, the Corporation transferred to held for sale several non-performing commercial and construction loans. The aggregate recorded investment in these loans of $29.7 million was written down to $17.2 million, which resulted in charge-offs of $12.5 million, of which $2.4 million was taken against previously established reserves for loan losses, resulting in a charge to the provision for loan and lease losses of $10.1 million in the third quarter of 2018.

Loans in Process of Foreclosure

    As of September 30, 2018, the recorded investment of residential mortgage loans collateralized by residential real estate property that are in the process of foreclosure amounted to $154.9 million, including $23.5 million of loans insured by the FHA or guaranteed by the Veterans Administration (“VA”), and $20.0 million of PCI loans. The Corporation commences the foreclosure process on residential real estate loans when a borrower becomes 120 days delinquent in accordance with the guidelines of the Consumer Financial Protection Bureau (“CFPB”). Foreclosure procedures and timelines vary depending on whether the property is located in a judicial or non-judicial state. Judicial states (i.e., Puerto Rico, Florida and the USVI) require the foreclosure to be processed through the state’s court while foreclosure in non-judicial states (i.e., the BVI) is processed without court intervention. Foreclosure timelines vary according to state law and investor guidelines. Occasionally, foreclosures may be delayed due to, among other reasons, mandatory mediations, bankruptcy, court delays and title issues.

The Corporation’s aging of the loans held for investment portfolio is as follows:
					Purchased Credit-Impaired Loans
	30-59 Days Past Due	60-89 Days Past Due	90 days or more Past Due (1)(2)(3)	Total Past Due			Total loans held for investment	90 days past due and still accruing (1)(2)(3)
As of September 30, 2018
(In thousands)						Current
Residential mortgage:
FHA/VA government-guaranteed loans (2) (3) (4)	$-	$3,206	$107,869	$111,075	$-	$39,696	$150,771	$107,869
Other residential mortgage loans (2)(4)	-	64,015	171,893	235,908	145,203	2,676,099	3,057,210	15,208
Commercial:
Commercial and Industrial loans	1,729	392	38,998	41,119	-	2,027,137	2,068,256	4,447
Commercial mortgage loans (4)	-	1,192	120,456	121,648	3,919	1,380,935	1,506,502	3,059
Construction:
Land (4)	-	51	6,922	6,973	-	14,331	21,304	-
Construction-commercial	-	1,089	-	1,089	-	52,881	53,970	-
Construction-residential	-	-	2,149	2,149	-	5,439	7,588	-
Consumer:
Auto loans	35,122	7,047	12,258	54,427	-	840,801	895,228	-
Finance leases	5,451	1,839	1,443	8,733	-	302,447	311,180	-
Other consumer loans	7,773	4,885	11,673	24,331	-	620,613	644,944	3,710
Total loans held for investment	$50,075	$83,716	$473,661	$607,452	$149,122	$7,960,379	$8,716,953	$134,293
_____________
(1)

Includes non-performing loans and accruing loans that were contractually delinquent 90 days or more (i.e., FHA/VA guaranteed loans and credit cards). Credit card loans continue to accrue finance charges and fees until charged-off at 180 days.

(2)

It is the Corporationʼs policy to report delinquent residential mortgage loans insured by the FHA, guaranteed by the VA, and other government-insured loans as past-due loans 90 days and still accruing as opposed to non-performing loans since the principal repayment is insured. These balances include $33.9 million of residential mortgage loans insured by the FHA that were over 15 months delinquent, and were no longer accruing interest as of September 30, 2018, taking into consideration the FHA interest curtailment process.

(3)

As of September 30, 2018, includes $75.9 million of defaulted loans collateralizing GNMA securities for which the Corporation has an unconditional option (but not an obligation) to repurchase the defaulted loans.

(4)

According to the Corporationʼs delinquency policy and consistent with the instructions for the preparation of the Consolidated Financial Statements for Bank Holding Companies (FR Y-9C) required by the Federal Reserve Board, residential mortgage, commercial mortgage, and construction loans are considered past due when the borrower is in arrears on two or more monthly payments. FHA/VA  government-guaranteed loans, other residential mortgage loans, commercial mortgage loans and land loans past due 30-59 days as of September 30, 2018 amounted to $7.0 million, $108.1 million, $4.2 million and $0.1 million, respectively.

As of December 31, 2017	30-59 Days Past Due	60-89 Days Past Due	90 days or more Past Due (1)(2)(3)				Total loans held for investment	90 days past due and still accruing (1)(2)(3)
(In thousands)				Total Past Due	Purchased Credit- Impaired Loans	Current
Residential mortgage:
FHA/VA government-guaranteed loans (2) (3) (4)	$-	$6,792	$102,815	$109,607	$-	$29,332	$138,939	$102,815
Other residential mortgage loans (2)(4)	-	92,502	193,750	286,252	153,991	2,711,775	3,152,018	15,459
Commercial:
Commercial and Industrial loans	8,971	576	88,156	97,703	-	1,985,550	2,083,253	2,317
Commercial mortgage loans (4)	-	7,525	163,180	170,705	4,183	1,440,084	1,614,972	6,687
Construction:
Land (4)	-	124	15,177	15,301	-	11,630	26,931	151
Construction-commercial	-	-	35,100	35,100	-	41,456	76,556	-
Construction-residential	-	95	1,987	2,082	-	5,828	7,910	-
Consumer:
Auto loans	57,560	23,783	10,211	91,554	-	752,777	844,331	-
Finance leases	10,549	3,484	1,237	15,270	-	242,192	257,462	-
Other consumer loans	10,776	5,052	9,361	25,189	-	622,915	648,104	3,991
Total loans held for investment	$87,856	$139,933	$620,974	$848,763	$158,174	$7,843,539	$8,850,476	$131,420
____________
(1)

Includes non-performing loans and accruing loans that were contractually delinquent 90 days or more (i.e., FHA/VA guaranteed loans and credit cards). Credit card loans continue to accrue finance charges and fees until charged-off at 180 days.

(2)

It is the Corporationʼs policy to report delinquent residential mortgage loans insured by the FHA, guaranteed by the VA, and other government-insured loans as past-due loans 90 days and still accruing as opposed to non-performing loans since the principal repayment is insured. These balances include $29.9 million of residential mortgage loans insured by the FHA that were over 15 months delinquent, and were no longer accruing interest as of December 31, 2017, taking into consideration the FHA interest curtailment process.

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

The Corporation’s credit quality indicators by loan type as of September 30, 2018 and December 31, 2017 are summarized below:

	Commercial Credit Exposure - Credit Risk Profile Based on Creditworthiness Category:
	Substandard	Doubtful	Loss	Total Adversely Classified (1)	Total Portfolio
September 30, 2018
(In thousands)
Commercial mortgage	$262,519	$7,927	$-	$270,446	$1,506,502
Construction:
Land	5,658	-	-	5,658	21,304
Construction - commercial	3,458	-	-	3,458	53,970
Construction - residential	1,194	-	-	1,194	7,588
Commercial and Industrial	96,993	4,659	394	102,046	2,068,256

	Commercial Credit Exposure - Credit Risk Profile Based on Creditworthiness Category:
	Substandard	Doubtful	Loss	Total Adversely Classified (1)	Total Portfolio
December 31, 2017
(In thousands)
Commercial mortgage	$257,503	$4,166	$-	$261,669	$1,614,972
Construction:
Land	15,971	490	-	16,461	26,931
Construction - commercial	35,100	-	-	35,100	76,556
Construction - residential	1,987	-	-	1,987	7,910
Commercial and Industrial	154,416	3,854	676	158,946	2,083,253
_________
(1)

Excludes non-performing loans held for sale of $44.2 million ($12.4 million commercial mortgage, $30.0 million construction-commercial, and $1.8 million construction-land) and $8.3 million (construction-land) as of September 30, 2018 and December 31, 2017, respectively.

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

The Corporation has a Loan Review Group that reports directly to the Corporation’s Risk Management Committee and administratively to the Chief Risk Officer, which performs annual comprehensive credit process reviews of the Bank’s commercial portfolios. This group evaluates the credit risk profile of portfolios, including the assessment of the risk rating representative of the current credit quality of the loans, and the evaluation of collateral documentation. The monitoring performed by this group contributes to the assessment of compliance with credit policies and underwriting standards, the determination of the current level of credit risk, the evaluation of the effectiveness of the credit management process and the identification of control deficiencies that may arise in the credit-granting process. Based on its findings, the Loan Review Group recommends corrective actions, if necessary, that help in maintaining a sound credit process. The Loan Review Group reports the results of the credit process reviews to the Risk Management Committee of the Corporation’s Board of Directors.

	Consumer Credit Exposure - Credit Risk Profile Based on Payment Activity
	Residential Real Estate		Consumer
September 30, 2018	FHA/VA/ Guaranteed (1)	Other residential loans	Auto	Finance Leases	Other Consumer
(In thousands)
Performing	$150,771	$2,755,322	$882,970	$309,737	$636,981
Purchased Credit-Impaired (2)	-	145,203	-	-	-
Non-performing	-	156,685	12,258	1,443	7,963
Total	$150,771	$3,057,210	$895,228	$311,180	$644,944

(1)

It is the Corporationʼs policy to report delinquent residential mortgage loans insured by the FHA, guaranteed by the VA, and other government-insured loans as 90 days past-due loans and still accruing as opposed to non-performing loans since the principal repayment is insured. This balance includes $33.9 million of residential mortgage loans insured by the FHA that were over 15 months delinquent, and were no longer accruing interest as of September 30, 2018, taking into consideration the FHA interest curtailment process.

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

(1)

It is the Corporationʼs policy to report delinquent residential mortgage loans insured by the FHA, guaranteed by the VA, and other government-insured loans as 90 days past-due loans and still accruing as opposed to non-performing loans since the principal repayment is insured. This balance includes $29.9 million of residential mortgage loans insured by the FHA that were over 15 months delinquent, and were no longer accruing interest as of December 31, 2017, taking into consideration the FHA interest curtailment process.

(2)

PCI loans are excluded from non-performing statistics due to the application of the accretion method, under which these loans will accrete interest income over the remaining life of the loans using estimated cash flow analyses.

       The following tables present information about impaired loans held for investment, excluding PCI loans, which are reported separately as discussed below:

Impaired Loans

				Impaired Loans
	Impaired Loans - With a Related Specific Allowance			With No Related Specific Allowance		Impaired Loans Total

	Recorded Investment	Unpaid Principal Balance	Related Specific Allowance	Recorded Investment	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance	Related Specific Allowance
(In thousands)
As of September 30, 2018

FHA/VA-Guaranteed loans	$-	$-	$-	$-	$-	$-	$-	$-
Other residential mortgage loans	291,419	321,120	18,482	117,375	159,220	408,794	480,340	18,482
Commercial:
Commercial mortgage loans	169,787	184,019	17,044	73,433	79,245	243,220	263,264	17,044
Commercial and Industrial loans	62,361	74,519	10,798	34,793	52,776	97,154	127,295	10,798
Construction:
Land	4,972	5,872	750	160	337	5,132	6,209	750
Construction-commercial	-	-	-	-	-	-	-	-
Construction-residential	809	942	156	956	1,531	1,765	2,473	156
Consumer:
Auto loans	18,623	18,623	3,664	269	269	18,892	18,892	3,664
Finance leases	1,372	1,372	122	-	-	1,372	1,372	122
Other consumer loans	9,761	10,498	2,297	1,920	2,281	11,681	12,779	2,297
	$559,104	$616,965	$53,313	$228,906	$295,659	$788,010	$912,624	$53,313

				Impaired Loans
	Impaired Loans - With a Related Specific Allowance			With No Related Specific Allowance		Impaired Loans Total

	Recorded Investment	Unpaid Principal Balance	Related Specific Allowance	Recorded Investment	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance	Related Specific Allowance
(In thousands)
As of December 31, 2017

FHA/VA-Guaranteed loans	$-	$-	$-	$-	$-	$-	$-	$-
Other residential mortgage loans	316,616	349,284	22,086	116,818	154,048	433,434	503,332	22,086
Commercial:
Commercial mortgage loans	87,814	124,084	9,783	65,100	100,612	152,914	224,696	9,783
Commercial and Industrial loans	90,008	112,005	12,359	28,292	31,254	118,300	143,259	12,359
Construction:
Land	11,865	19,973	1,402	48	49	11,913	20,022	1,402
Construction-commercial	35,101	38,595	560	-	-	35,101	38,595	560
Construction-residential	252	355	55	-	-	252	355	55
Consumer:
Auto loans	22,338	22,338	3,665	267	267	22,605	22,605	3,665
Finance leases	2,184	2,184	104	-	-	2,184	2,184	104
Other consumer loans	11,084	11,830	1,396	2,521	3,688	13,605	15,518	1,396
	$577,262	$680,648	$51,410	$213,046	$289,918	$790,308	$970,566	$51,410

	Average Recorded Investment	Interest Income on Accrual Basis	Interest Income on Cash Basis	Total Interest Income
(In thousands)
For the quarter ended September 30, 2018

FHA/VA-Guaranteed loans	$-	$-	$-	$-
Other residential mortgage loans	411,393	4,641	410	5,051
Commercial:
Commercial mortgage loans	244,802	2,198	656	2,854
Commercial and Industrial loans	98,903	557	2	559
Construction:
Land	5,204	23	5	28
Construction-commercial	-	-	-	-
Construction-residential	1,766	-	-	-
Consumer:
Auto loans	19,479	362	-	362
Finance leases	1,444	27	-	27
Other consumer loans	11,925	274	53	327
	$794,916	$8,082	$1,126	$9,208

	Average Recorded Investment	Interest Income on Accrual Basis	Interest Income on Cash Basis	Total Interest Income
(In thousands)
For the quarter ended September 30, 2017

FHA/VA-Guaranteed loans	$-	$-	$-	$-
Other residential mortgage loans	427,858	4,409	402	4,811
Commercial:
Commercial mortgage loans	158,438	764	85	849
Commercial and Industrial loans	110,184	454	174	628
Construction:
Land	14,634	122	9	131
Construction-commercial	35,520	-	-	-
Construction-residential	252	-	-	-
Consumer:
Auto loans	24,049	462	-	462
Finance leases	2,354	43	-	43
Other consumer loans	14,268	388	40	428
	$787,557	$6,642	$710	$7,352

	Average Recorded Investment	Interest Income on Accrual Basis	Interest Income on Cash Basis	Total Interest Income
(In thousands)
Nine-month Period Ended September 30, 2018

FHA/VA-Guaranteed loans	$-	$-	$-	$-
Other residential mortgage loans	415,561	13,369	1,080	14,449
Commercial:
Commercial mortgage loans	248,919	2,775	2,038	4,813
Commercial and Industrial loans	102,410	1,438	6	1,444
Construction:
Land	5,260	70	20	90
Construction-commercial	-	-	-	-
Construction-residential	1,765	-	-	-
Consumer:
Auto loans	20,527	1,122	-	1,122
Finance leases	1,582	84	-	84
Other consumer loans	12,353	754	127	881
	$808,377	$19,612	$3,271	$22,883

	Average Recorded Investment	Interest Income on Accrual Basis	Interest Income on Cash Basis	Total Interest Income
(In thousands)
Nine-Month Period Ended September 30, 2017

FHA/VA-Guaranteed loans	$-	$-	$-	$-
Other residential mortgage loans	431,741	13,170	1,548	14,718
Commercial:
Commercial mortgage loans	176,757	1,621	287	1,908
Commercial and Industrial loans	112,642	952	211	1,163
Construction:
Land	14,800	358	32	390
Construction-commercial	36,101	-	-	-
Construction-residential	252	-	-	-
Consumer:
Auto loans	25,274	1,357	-	1,357
Finance leases	2,532	140	-	140
Other consumer loans	14,441	1,027	105	1,132
	$814,540	$18,625	$2,183	$20,808

The following tables show the activity for impaired loans and the related specific reserve for the quarters and nine-month periods ended September 30, 2018 and 2017:

	Quarter Ended		Nine-Month Period Ended
	September 30,		September 30,
	2018	2017	2018	2017
(In thousands)
Impaired Loans:
Balance at beginning of period	$740,134	$735,625	$790,308	$887,905
Loans determined impaired during the period	119,064	71,884	214,745	110,488
Charge-offs (1)(2)	(18,035)	(6,472)	(48,455)	(66,959)
Loans sold, net of charge-offs	-	-	(4,121)	(53,245)
Increases to existing impaired loans	128	3,215	7,203	4,454
Foreclosures	(8,293)	(5,657)	(27,745)	(36,347)
Loans no longer considered impaired	(1,146)	(542)	(5,086)	(3,324)
Loans transferred to held for sale	(16,839)	-	(74,052)	-
Paid in full, partial payments and other	(27,003)	(18,794)	(64,787)	(63,713)
Balance at end of period	$788,010	$779,259	$788,010	$779,259

(1)

For the quarter ended September 30, 2018, includes charge-offs totaling $12.5 million associated with the $17.2 million in non-performing loans transferred to held for sale in the third quarter of 2018.

(2)

For the nine-month period ended September 30, 2018, includes charge-offs totaling $22.2 million associated with the $74.4 million in non-performing loans transferred to held for sale during the first nine-months of 2018.

	Quarter Ended		Nine-Month Period Ended
	September 30,		September 30,
	2018	2017	2018	2017
(In thousands)
Specific Reserve:
Balance at beginning of period	$49,514	$40,794	$51,410	64,421
Provision for loan losses	21,821	13,819	50,277	50,014
Net charge-offs	(18,022)	(6,458)	(48,374)	(66,280)
Balance at end of period	$53,313	$48,155	$53,313	$48,155

   Purchased Credit Impaired Loans (PCI)

    The Corporation acquired PCI loans accounted for under ASC Topic 310-30, “Receivables – Loans and Debt Securities Acquired with Deteriorated Credit Quality” (“ASC Topic 310-30”), as part of a transaction that closed on February 27, 2015 in which FirstBank acquired 10 Puerto Rico branches of Doral Bank, and acquired certain assets, including PCI loans, and assumed deposits, through an alliance with Banco Popular of Puerto Rico, that was the successful lead bidder with the FDIC on the failed Doral Bank, as well as other co-bidders. The Corporation also acquired PCI loans in previously completed asset acquisitions that are accounted for under ASC Topic 310-30. These previous transactions include the acquisition from Doral Financial in the second quarter of 2014 of all its rights, title and interest in first and second residential mortgages loans in full satisfaction of secured borrowings owed by such entity to FirstBank.

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

The carrying amounts of PCI loans were as follows:
	As of
	September 30,	December 31,
	2018	2017
(In thousands)
Residential mortgage loans	$145,203	$153,991
Commercial mortgage loans	3,919	4,183
Total PCI loans	$149,122	$158,174
Allowance for loan losses	(11,354)	(11,251)
Total PCI loans, net of allowance for loan losses	$137,768	$146,923

The following tables present PCI loans by past due status as of September 30, 2018 and December 31, 2017:

As of September 30, 2018	30-59 Days	60-89 Days	90 days or more	Total Past Due		Total PCI loans
					Current
(In thousands)
Residential mortgage loans	$-	$7,823	$28,179	$36,002	$109,201	$145,203
Commercial mortgage loans	-	-	2,960	2,960	959	3,919
Total (1)	$-	$7,823	$31,139	$38,962	$110,160	$149,122
_____________
(1)

According to the Corporationʼs delinquency policy and consistent with the instructions for the preparation of the Consolidated Financial Statements for Bank Holding Companies (FR Y-9C) required by the Federal Reserve Board, residential mortgage and commercial mortgage loans are considered past due when the borrower is in arrears two or more monthly payments. PCI residential mortgage loans past due 30-59 days as of September 30, 2018 amounted to $12.3 million. No PCI commercial mortgage loan was 30-59 days past due as of September 30, 2018.

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

Changes in Accretable Yield of Acquired Loans

Subsequent to the acquisition of loans, the Corporation is required to periodically evaluate its estimate of cash flows expected to be collected. These evaluations, performed quarterly, require the continued use of key assumptions and estimates, similar to the initial estimate of fair value. Subsequent changes in the estimated cash flows expected to be collected may result in changes in the accretable yield and non-accretable difference or reclassifications from non-accretable yield to accretable yield. Increases in the cash flows expected to be collected will generally result in an increase in interest income over the remaining life of the loan or pool of loans. Decreases in expected cash flows due to further credit deterioration will generally result in an impairment charge recognized in the Corporation’s provision for loan and lease losses, resulting in an increase to the allowance for loan and lease losses. As of September 30, 2018, the reserve related to PCI loans acquired from Doral Financial in 2014 and from Doral Bank in 2015 amounted to $11.4 million.

Changes in the accretable yield of PCI loans for the quarters and nine-month periods ended September 30, 2018 and 2017 were as follows:

	Quarter Ended		Nine-Month Period Ended
	September 30,	September 30,	September 30,	September 30,
	2018	2017	2018	2017
(In thousands)
Balance at beginning of period	$98,489	$108,971	$103,682	$116,462
Accretion recognized in earnings	(2,524)	(2,656)	(7,717)	(8,177)
Reclassification (to) from non-accretable	-	-	-	(1,970)
Balance at end of period	$95,965	$106,315	$95,965	$106,315

Changes in the carrying amount of PCI loans accounted for pursuant to ASC Topic 310-30 were as follows:
	Quarter Ended		Nine-Month Period Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
(In thousands)
Balance at beginning of period	$152,242	$160,368	$158,174	$165,818
Accretion	2,524	2,656	7,717	8,177
Collections	(4,835)	(4,225)	(12,590)	(13,327)
Foreclosures	(809)	(1,005)	(4,179)	(2,874)
Ending balance	$149,122	$157,794	$149,122	$157,794
Allowance for loan losses	(11,354)	(10,235)	(11,354)	(10,235)
Ending balance, net of allowance for loan losses	$137,768	$147,559	$137,768	$147,559

Changes in the allowance for loan losses related to PCI loans were as follows:

	Quarter Ended		Nine-Month Period Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
(In thousands)
Balance at beginning of period	$11,354	$9,446	$11,251	$6,857
Provision for loan losses	-	789	103	3,378
Balance at the end of period	$11,354	$10,235	$11,354	$10,235

 The outstanding principal balance of PCI loans, including amounts charged off by the Corporation, amounted to $184.2 million as of September 30, 2018 (compared to - $196.6 million as of December 31, 2017).

Purchases and Sales of Loans

During the first nine months of 2018, the Corporation purchased $39.3 million of residential mortgage loans as part of a strategic program to purchase ongoing residential mortgage loan production from mortgage bankers in Puerto Rico. In general, the loans purchased from mortgage bankers were conforming residential mortgage loans. Purchases of conforming residential mortgage loans provide the Corporation the flexibility to retain or sell the loans, including through securitization transactions, depending upon the Corporation’s interest rate risk management strategies. When the Corporation sells such loans, it generally keeps the servicing of the loans.

     In the ordinary course of business, the Corporation sells residential mortgage loans (originated or purchased) to GNMA and government-sponsored entities (“GSEs”), such as FNMA and FHLMC, which generally securitize the transferred loans into MBS for sale into the secondary market. During the first nine months of 2018, the Corporation sold $181.2 million of FHA/VA mortgage loans to GNMA, which packaged them into MBS. Also, during the first nine months of 2018, the Corporation sold approximately $78.9 million of performing residential mortgage loans to FNMA and FHLMC. The Corporation’s continuing involvement in these sold loans consists primarily of servicing the loans. In addition, the Corporation agreed to repurchase loans when it breaches any of the representations and warranties included in the sale agreement. These representations and warranties are consistent with the GSEs’ selling and servicing guidelines (i.e., ensuring that the mortgage was properly underwritten according to established guidelines). The total amount of loans sold in the secondary market included $9.8 million of seasoned residential mortgage loans sold to FNMA in the second quarter of 2018.

For loans sold to GNMA, the Corporation holds an option to repurchase individual delinquent loans issued on or after January 1, 2003 when the borrower fails to make any payment for three consecutive months. This option gives the Corporation the ability, but not the obligation, to repurchase the delinquent loans at par without prior authorization from GNMA.

Under ASC Topic 860, Transfer and Servicing, once the Corporation has the unilateral ability to repurchase the delinquent loan, it is considered to have regained effective control over the loan and is required to recognize the loan and a corresponding repurchase liability on the balance sheet regardless of the Corporation’s intent to repurchase the loan. As of September 30, 2018 and December 31, 2017, rebooked GNMA delinquent loans included in the residential mortgage loan portfolio amounted to $75.9 million and $62.1 million, respectively.

   During the first nine months of 2018 and 2017, the Corporation repurchased, pursuant to its repurchase option with GNMA, $11.0 million and $24.7 million, respectively, of loans previously sold to GNMA.  The principal balance of these loans is fully guaranteed and the risk of loss related to the repurchased loans is generally limited to the difference between the delinquent interest payment advanced to GNMA, which is computed at the loan’s interest rate, and the interest payments reimbursed by FHA, which are computed at a pre-determined debenture rate. Repurchases of GNMA loans allow the Corporation, among other things, to maintain acceptable delinquency rates on outstanding GNMA pools and remain as a seller and servicer in good standing with GNMA. During the fourth quarter of 2017, the Corporation requested and received approval from GNMA for the exclusion of loans in the areas affected by Hurricanes Irma and Maria from calculations of delinquency and default ratios established in the GNMA Mortgage-Backed Securities Guide. The Corporation generally remediates any breach of representations and warranties related to the underwriting of such loans according to established GNMA guidelines without incurring losses. The Corporation’s estimate of losses related to breaches in representations and warranties is zero as of September 30, 2018.

Loan sales to FNMA and FHLMC are without recourse in relation to the future performance of the loans.  The Corporation repurchased at par loans previously sold to FNMA and FHLMC in the amount of $0.1 million and $27 thousand during the first nine months of 2018 and 2017, respectively. The Corporation’s risk of loss with respect to these loans is also minimal as these repurchased loans are generally performing loans with documentation deficiencies.

In addition, during the first nine months of 2018, the Corporation purchased a $21.4 million commercial and industrial loan participation. Also, during the first nine months of 2018, the Corporation sold a $5.6 million commercial and industrial adversely-classified loan in Puerto Rico (recording a charge-off of $1.3 million), a $9.2 million commercial and industrial loan participation in the Florida region, and $34.9 million in non-performing commercial and construction loans in Puerto Rico, as further discussed above.

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

Loan Portfolio Concentration

     The Corporation’s primary lending area is Puerto Rico.  The Corporation’s banking subsidiary, FirstBank, also lends in the USVI and BVI markets and in the United States (principally in the state of Florida).  Of the total gross loans held for investment of $8.7 billion as of September 30, 2018, credit risk concentration was approximately 74% in Puerto Rico, 20% in the United States, and 6% in the USVI and BVI.

    As of September 30, 2018, the Corporation had $68.5 million outstanding in loans extended to the Puerto Rico government, its municipalities and public corporations, compared to $55.9 million as of December 31, 2017. Approximately $47.2 million of the outstanding loans as of September 30, 2018 consisted of loans extended to municipalities in Puerto Rico, which in most cases are supported by assigned property tax revenues.  The vast majority of revenues of the municipalities included in the Corporation’s loan portfolio are independent of the Puerto Rico central government. These municipalities are required by law to levy special property taxes in such amounts as are required for the payment of all of their respective general obligation bonds and notes. Late in 2015, the GDB and the Municipal Revenue Collection Center (“CRIM”) signed and perfected a deed of trust. Through this deed, the GDB, as fiduciary, is bound to keep the CRIM funds separate from any other deposits and must distribute the funds pursuant to applicable law. The CRIM funds are deposited at another commercial depository financial institution in Puerto Rico. In addition to loans extended to municipalities, the Corporation’s exposure to the Puerto Rico government as of September 30, 2018 included a $6.7 million loan extended to a unit of the central government, and a $14.7 million loan granted to an affiliate of PREPA.

    In addition, as of September 30, 2018, the Corporation had $113.3 million in exposure to residential mortgage loans that are guaranteed by the Puerto Rico Housing Finance Authority. Residential mortgage loans guaranteed by the Puerto Rico Housing Finance Authority are secured by the underlying properties and the guarantees serve to cover shortfalls in collateral in the event of a borrower default. The Puerto Rico government guarantees up to $75 million of the principal under the mortgage loan insurance program. According to the most recently-released audited financial statements of the Puerto Rico Housing Finance Authority, as of June 30, 2016, the Puerto Rico Housing Finance Authority’s mortgage loans insurance program covered loans in an aggregate of approximately $576 million. The regulations adopted by the Puerto Rico Housing Finance Authority require the establishment of adequate reserves to guarantee the solvency of the mortgage loan insurance fund. As of June 30, 2016, the most recent date as to which information is available, the Puerto Rico Housing Finance Authority had a restricted net position for such purposes of approximately $77.4 million.

    The Corporation also has credit exposure to USVI government entities. As of September 30, 2018, the Corporation had $69.4 million in loans to USVI government instrumentalities and public corporations, compared to $70.4 million as of December 31, 2017.  Of the amount outstanding as of September 30, 2018, public corporations of the USVI owed approximately $46.1 million and an independent instrumentality of the USVI government owed approximately $23.2 million.  As of September 30, 2018, all loans were currently performing and up to date on principal and interest payments.

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

Troubled Debt Restructurings

The Corporation provides homeownership preservation assistance to its customers through a loss mitigation program in Puerto Rico that is similar to the U.S. government’s Home Affordable Modification Program guidelines. Depending upon the nature of borrowers’ financial condition, restructurings or loan modifications through this program, as well as other restructurings of individual commercial, commercial mortgage, construction, and residential mortgage loans, fit the definition of a TDR. A restructuring of a debt constitutes a TDR if the creditor, for economic or legal reasons related to the debtor’s financial difficulties grants a concession to the debtor that it would not otherwise consider. Modifications involve changes in one or more of the loan terms that bring a defaulted loan current and provide sustainable affordability. Changes may include, among others, the extension of the maturity of the loan and modifications of the loan rate. As of September 30, 2018, the Corporation’s total TDR loans held for investment of $625.7 million consisted of $340.3 million of residential mortgage loans, $79.7 million of commercial and industrial loans, $169.2 million of commercial mortgage loans, $5.8 million of construction loans, and $30.7 million of consumer loans. Outstanding unfunded commitments on TDR loans amounted to $0.4 million as of September 30, 2018.

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

   Prior to permanently modifying a loan, the Corporation may enter into trial modifications with certain borrowers. Trial modifications generally represent a six-month period during which the borrower makes monthly payments under the anticipated modified payment terms prior to a formal modification. Upon successful completion of a trial modification, the Corporation and the borrower enter into a permanent modification. TDR loans that are participating in or that have been offered a binding trial modification are classified as TDRs when the trial offer is made and continue to be classified as TDRs regardless of whether the borrower enters into a permanent modification. As of September 30, 2018, the Corporation classified an additional $5.5 million of residential mortgage loans as TDRs that were participating in or had been offered a trial modification.

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

In addition, the Corporation extends, renews, and restructures loans with satisfactory credit profiles. Many commercial loan facilities are structured as lines of credit, which generally have one-year terms and, therefore, are required to be renewed annually. Other facilities may be restructured or extended from time to time based upon changes in the borrower’s business needs, use of funds, and timing of completion of projects, and other factors. If the borrower is not deemed to have financial difficulties, extensions, renewals, and restructurings are done in the normal course of business and not considered concessions, and the loans continue to be recorded as performing.

        Selected information on TDR loans held for investment that included the recorded investment by loan class and modification type is summarized in the following tables. This information reflects all TDRs held for investment:

	September 30, 2018
	Interest rate below market	Maturity or term extension	Combination of reduction in interest rate and extension of maturity	Forgiveness of principal and/or interest	Forbearance Agreement	Other (1)	Total
(In thousands)
Troubled Debt Restructurings:
Non - FHA/VA residential mortgage loans	$24,053	$11,496	$245,022	$-	$158	$59,540	$340,269
Commercial Mortgage loans (2)	4,400	30,980	124,493	-	-	9,332	169,205
Commercial and Industrial loans (3)	688	19,963	13,323	-	4,225	41,512	79,711
Construction loans:
Land	16	104	2,016	-	-	339	2,475
Construction-commercial (4)	-	3,102	-	-	-	217	3,319
Construction-residential	-	-	-	-	-	-	-
Consumer loans - Auto	-	1,627	11,066	-	-	6,199	18,892
Finance leases	-	116	1,256	-	-	-	1,372
Consumer loans - Other	1,299	1,398	5,772	228	-	1,780	10,477
Total Troubled Debt Restructurings	$30,456	$68,786	$402,948	$228	$4,383	$118,919	$625,720

(1)

Other concessions granted by the Corporation included deferral of principal and/or interest payments for a period longer than what would be considered insignificant, payment plans under judicial stipulation, or a combination of the concessions listed in the table.

(2)	Excludes commercial mortgage TDR loans held for sale amounting to $3.6 million as of September 30, 2018.
(3)	Excludes commercial and industrial TDR loans held for sale amounting to $0.9 million as of September 30, 2018.
(4)	Excludes a construction TDR loan held for sale of $27.0 million as of September 30, 2018.

	December 31, 2017
	Interest rate below market	Maturity or term extension	Combination of reduction in interest rate and extension of maturity	Forgiveness of principal and/or interest	Forbearance Agreement	Other (1)	Total
(In thousands)
Troubled Debt Restructurings:
Non - FHA/VA residential mortgage loans	$25,964	$8,318	$267,578	$-	$-	$62,070	$363,930
Commercial Mortgage loans	6,563	2,094	31,870	-	-	10,285	50,812
Commercial and Industrial loans	2,510	20,648	16,049	-	6,623	48,282	94,112
Construction loans:
Land	18	3,941	2,186	-	-	331	6,476
Construction-commercial	-	-	-	35,100	-	-	35,100
Construction-residential	-	-	-	-	-	217	217
Consumer loans - Auto	-	1,347	14,233	-	-	7,025	22,605
Finance leases	-	238	1,946	-	-	-	2,184
Consumer loans - Other	892	2,097	6,891	217	-	1,686	11,783
Total Troubled Debt Restructurings	$35,947	$38,683	$340,753	$35,317	$6,623	$129,896	$587,219

(1)

 Other concessions granted by the Corporation included deferral of principal and/or interest payments for a period longer than what would be considered insignificant, payment plans under judicial stipulation or a combination of the concessions listed in the table.

The following table presents the Corporationʼs TDR loans held for investment activity:

	Quarter Ended		Nine-Month Period Ended
	September 30,		September 30,
	2018	2017	2018	2017
(In thousands)
Beginning balance of TDRs	$557,196	$568,543	$587,219	$647,048
New TDRs	107,357	29,101	164,004	83,368
Increases to existing TDRs	78	2,650	6,924	3,404
Charge-offs post modification (1)(2)(3)	(7,549)	(2,949)	(25,336)	(26,976)
Sales, net of charge-offs	-	-	-	(53,245)
Foreclosures	(4,898)	(3,564)	(15,700)	(24,085)
TDR transferred to held for sale, net of charge-offs	(4,541)	-	(34,541)	-
Paid-off, partial payments and other	(21,923)	(7,986)	(56,850)	(43,719)
Ending balance of TDRs	$625,720	$585,795	$625,720	$585,795

(1)	The quarter ended September 30, 2018 includes charge-offs of $3.4 million associated with $4.5 million in commercial loans transferred to held for sale.
(2)	The nine-month period ended September 30, 2018 includes charge-offs totaling $8.5 million associated with $34.5 in million commercial and construction loans transferred to held for sale.
(3)	The nine-month period ended September 30, 2017 includes a charge-off of $10.7 million related to the sale of the PREPA credit line.

TDR loans are classified as either accrual or nonaccrual loans. Loans in accrual status may remain in accrual status when their contractual terms have been modified in a TDR if the loans had demonstrated performance prior to the restructuring and payment in full under the restructured terms is expected. Otherwise, loans on nonaccrual and restructured as a TDR will remain on nonaccrual status until the borrower has proven the ability to perform under the modified structure, generally for a minimum of six months, and there is evidence that such payments can, and are likely to, continue as agreed. Performance prior to the restructuring, or significant events that coincide with the restructuring, are included in assessing whether the borrower can meet the new terms and may result in the loan being returned to accrual status at the time of the restructuring or after a shorter performance period. If the borrower’s ability to meet the revised payment schedule is uncertain, the loan remains classified as a nonaccrual loan. Loan modifications increase the Corporation’s interest income by returning a non-performing loan to performing status, if applicable, increase cash flows by providing for payments to be made by the borrower, and limit increases in foreclosure and OREO costs. A TDR loan that specifies an interest rate that at the time of the restructuring is greater than or equal to the rate the Corporation is willing to accept for a new loan with comparable risk may not be reported as a TDR, or an impaired loan in the calendar years subsequent to the restructuring, if it is in compliance with its modified terms. The Corporation did not remove any loans from the TDR classification during the first nine months of 2018 and 2017, other than a $9.9 million loan refinanced at market terms as the borrower was no longer experiencing financial difficulties and the refinancing does not contain any concession to the borrower. This refinancing was included as part of “paid-off, partial payments and other” in the above table.

The following table provides a breakdown of the TDR loans held for investment by those in accrual and nonaccrual status:

	As of September 30, 2018

	Accrual	Nonaccrual (1)	Total TDRs
(In thousands)
Non-FHA/VA residential mortgage loans	$270,067	$70,202	$340,269
Commercial Mortgage loans (2)	146,293	22,912	169,205
Commercial and Industrial loans (3)	70,416	9,295	79,711
Construction loans:
Land	1,080	3,939	5,019
Construction-commercial (4)	-	-	-
Construction-residential	-	775	775
Consumer loans - Auto	12,541	6,350	18,891
Finance leases	1,273	99	1,372
Consumer loans - Other	9,176	1,302	10,478
Total Troubled Debt Restructurings	$510,846	$114,874	$625,720

(1)

Included in non-accrual loans are $20.7 million in loans that were performing under the terms of the restructuring agreement but are reported in nonaccrual status until the restructured loans meet the criteria of sustained payment performance under the revised terms for reinstatement to accrual status and are deemed fully collectible.

(2)		Excludes commercial mortgage TDR loans held for sale amounting to $3.6 million as of September 30, 2018.
(3)		Excludes commercial and industrial TDR loans held for sale amounting to $0.9 million as of September 30, 2018.
(4)		Excludes a construction TDR loan held for sale of $27.0 million as of September 30, 2018.

	As of December 31, 2017

	Accrual	Nonaccrual (1)	Total TDRs
(In thousands)
Non-FHA/VA residential mortgage loans	$280,729	$83,201	$363,930
Commercial Mortgage loans	23,329	27,483	50,812
Commercial and Industrial loans	41,536	52,576	94,112
Construction loans:
Land	1,291	5,185	6,476
Construction-commercial	-	35,100	35,100
Construction-residential	-	217	217
Consumer loans - Auto	15,548	7,057	22,605
Finance leases	1,968	216	2,184
Consumer loans - Other	10,294	1,489	11,783
Total Troubled Debt Restructurings	$374,695	$212,524	$587,219

(1)

Included in non-accrual loans are $88.6 million in loans that were performing under the terms of the restructuring agreement but are reported in non-accrual status until the restructured loans meet the criteria of sustained payment performance under the revised terms for reinstatement to accrual status and are deemed fully collectible.

TDR loans exclude restructured residential mortgage loans that are government-guaranteed (e.g., FHA/VA loans) totaling $60.7 million as of September 30, 2018 (compared with $62.1 million as of December 31, 2017). The Corporation excludes FHA/VA guaranteed loans from TDR loan statistics given that, in the event that the borrower defaults on the loan, the principal and interest (at the specified debenture rate) are guaranteed by the U.S. government; therefore, the risk of loss on these types of loans is very low. The Corporation does not consider loans with U.S. federal government guarantees to be impaired loans for the purpose of calculating the allowance for loan and lease losses.

Loan modifications that are considered TDR loans completed during the quarters and nine-month periods ended September 30, 2018 and 2017, were as follows:

	Quarter Ended September 30, 2018
	Number of contracts	Pre-modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(Dollars in thousands)
Troubled Debt Restructurings:
Non-FHA/VA residential mortgage loans	27	$6,316	$5,729
Commercial Mortgage loans	4	96,088	95,867
Commercial and Industrial loans	2	2,800	2,786
Construction loans:
Construction-residential	1	587	558
Consumer loans - Auto	74	1,281	1,281
Finance leases	5	82	80
Consumer loans - Other	198	1,038	1,056
Total Troubled Debt Restructurings	311	$108,192	$107,357

	Nine-Month Period Ended September 30, 2018
	Number of contracts	Pre-modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(Dollars in thousands)
Troubled Debt Restructurings:
Non-FHA/VA residential mortgage loans	70	$10,958	$10,277
Commercial Mortgage loans	9	138,599	138,390
Commercial and Industrial loans	8	8,850	8,496
Construction loans:
Land	1	97	97
Construction-residential	1	587	558
Consumer loans - Auto	195	3,206	3,200
Finance leases	5	82	80
Consumer loans - Other	565	2,857	2,906
Total Troubled Debt Restructurings	854	$165,236	$164,004

	Quarter Ended September 30, 2017
	Number of contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(Dollars in thousands)
Troubled Debt Restructurings:
Non-FHA/VA residential mortgage loans	25	$3,358	$3,358
Commercial Mortgage loans	4	2,569	2,318
Commercial and Industrial loans	8	21,079	21,019
Construction loans:
Land	1	18	18
Consumer loans - Auto	109	1,568	1,568
Consumer loans - Other	199	796	820
Total Troubled Debt Restructurings	346	$29,388	$29,101

	Nine-Month Period Ended September 30, 2017
	Number of contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(Dollars in thousands)
Troubled Debt Restructurings:
Non-FHA/VA residential mortgage loans	113	$17,585	$17,349
Commercial Mortgage loans	12	25,274	24,783
Commercial and Industrial loans	13	32,153	32,093
Construction loans:
Land	2	43	46
Consumer loans - Auto	383	5,741	5,741
Finance leases	22	548	548
Consumer loans - Other	602	2,756	2,808
Total Troubled Debt Restructurings	1,147	$84,100	$83,368

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

   Loan modifications considered TDR loans that defaulted during the quarters and nine-month periods ended September 30, 2018 and 2017, and had become TDR during the 12-months preceding the default date, were as follows:

	Quarter Ended September 30,
	2018		2017
	Number of contracts	Recorded Investment	Number of contracts	Recorded Investment
(Dollars in thousands)
Non-FHA/VA residential mortgage loans	3	$338	16	$1,795
Consumer loans - Auto	34	559	4	59
Consumer loans - Other	18	59	53	223
Total	55	$956	73	$2,077

	Nine-Month Period Ended September 30,
	2018		2017
	Number of contracts	Recorded Investment	Number of contracts	Recorded Investment
(Dollars in thousands)
Non-FHA/VA residential mortgage loans	13	$1,406	38	$4,686
Commercial Mortgage loans	-	-	1	57
Consumer loans - Auto	67	1,096	13	189
Consumer loans - Other	57	213	99	387
Finance leases	1	22	-	-
Total	138	$2,737	151	$5,319

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

The following table provides additional information about the volume of this type of loan restructuring as of September 30, 2018 and 2017 and the effect on the allowance for loan and lease losses in the first nine months of 2018 and 2017:

	September 30, 2018	September 30, 2017
(In thousands)
Principal balance deemed collectible at end of period	$65,706	$35,603
Amount charged off	$1,137	$-
Charges (release) to the provision for loan losses	$1,407	$(1,080)
Allowance for loan losses at end of period	$4,116	$4,061

Approximately $63.1 million of the loans restructured using the A/B note restructure workout strategy were in accrual status as of September 30, 2018. These loans continue to be individually evaluated for impairment purposes.

NOTE 8 – ALLOWANCE FOR LOAN AND LEASE LOSSES

The changes in the allowance for loan and lease losses were as follows:

	Residential Mortgage Loans	Commercial Mortgage Loans	Commercial & Industrial Loans	Construction Loans	Consumer Loans	Total

(In thousands)
Quarter ended September 30, 2018
Allowance for loan and lease losses:
Beginning balance	$55,130	$48,718	$44,000	$3,949	$70,238	$222,035
Charge-offs	(8,316)	(9,850)	(2,242)	(2,192)	(13,712)	(36,312)
Recoveries	833	291	127	14	2,051	3,316
Provision	360	10,111	2,281	1,308	(2,536)	11,524
Ending balance	$48,007	$49,270	$44,166	$3,079	$56,041	$200,563
Ending balance: specific reserve for impaired loans	$18,482	$17,044	$10,798	$906	$6,083	$53,313
Ending balance: purchased credit-impaired loans (1)	$10,954	$400	$-	$-	$-	$11,354
Ending balance: general allowance	$18,571	$31,826	$33,368	$2,173	$49,958	$135,896
Loans held for investment:
Ending balance	$3,207,981	$1,506,502	$2,068,256	$82,862	$1,851,352	$8,716,953
Ending balance: impaired loans	$408,794	$243,220	$97,154	$6,897	$31,945	$788,010
Ending balance: purchased credit-impaired loans	$145,203	$3,919	$-	$-	$-	$149,122
Ending balance: loans with general allowance	$2,653,984	$1,259,363	$1,971,102	$75,965	$1,819,407	$7,779,821

	Residential Mortgage Loans	Commercial Mortgage Loans	Commercial & Industrial Loans	Construction Loans	Consumer Loans	Total

(In thousands)
Nine-Month Period Ended September 30, 2018
Allowance for loan and lease losses:
Beginning balance	$58,975	$48,493	$48,871	$4,522	$70,982	$231,843
Charge-offs	(17,231)	(20,557)	(9,282)	(8,187)	(38,111)	(93,368)
Recoveries	1,857	378	1,565	165	6,519	10,484
Provision	4,406	20,956	3,012	6,579	16,651	51,604
Ending balance	$48,007	$49,270	$44,166	$3,079	$56,041	$200,563
Ending balance: specific reserve for impaired loans	$18,482	$17,044	$10,798	$906	$6,083	$53,313
Ending balance: purchased credit-impaired loans (1)	$10,954	$400	$-	$-	$-	$11,354
Ending balance: general allowance	$18,571	$31,826	$33,368	$2,173	$49,958	$135,896
Loans held for investment:
Ending balance	$3,207,981	$1,506,502	$2,068,256	$82,862	$1,851,352	$8,716,953
Ending balance: impaired loans	$408,794	$243,220	$97,154	$6,897	$31,945	$788,010
Ending balance: purchased credit-impaired loans	$145,203	$3,919	$-	$-	$-	$149,122
Ending balance: loans with general allowance	$2,653,984	$1,259,363	$1,971,102	$75,965	$1,819,407	$7,779,821

	Residential Mortgage Loans	Commercial Mortgage Loans	Commercial & Industrial Loans	Construction Loans	Consumer Loans	Total

(In thousands)
Quarter ended September 30, 2017
Allowance for loan and lease losses:
Beginning balance	$40,587	$38,576	$42,082	$3,736	$48,504	$173,485
Charge-offs	(7,177)	(266)	(738)	(47)	(11,141)	(19,369)
Recoveries	321	43	114	16	1,247	1,741
Provision (release)	23,321	17,590	(1,079)	242	34,939	75,013
Ending balance	$57,052	$55,943	$40,379	$3,947	$73,549	$230,870
Ending balance: specific reserve for impaired loans	$19,417	$10,456	$11,240	$1,865	$5,177	$48,155
Ending balance: purchased credit-impaired loans (1)	$9,863	$372	$-	$-	$-	$10,235
Ending balance: general allowance	$27,772	$45,115	$29,139	$2,082	$68,372	$172,480
Loans held for investment:
Ending balance	$3,274,340	$1,601,638	$2,144,236	$129,460	$1,727,540	$8,877,214
Ending balance: impaired loans	$425,835	$153,875	$110,939	$50,373	$38,237	$779,259
Ending balance: purchased credit-impaired loans	$153,609	$4,185	$-	$-	$-	$157,794
Ending balance: loans with general allowance	$2,694,896	$1,443,578	$2,033,297	$79,087	$1,689,303	$7,940,161

	Residential Mortgage Loans	Commercial Mortgage Loans	Commercial & Industrial Loans	Construction Loans	Consumer Loans	Total

(In thousands)
Nine-Month Period Ended September 30, 2017
Allowance for loan and lease losses:
Beginning balance	$33,980	$57,261	$61,953	$2,562	$49,847	$205,603
Charge-offs	(22,369)	(32,123)	(19,168)	(705)	(33,386)	(107,751)
Recoveries	1,961	151	5,613	594	6,148	14,467
Provision (release)	43,480	30,654	(8,019)	1,496	50,940	118,551
Ending balance	$57,052	$55,943	$40,379	$3,947	$73,549	$230,870
Ending balance: specific reserve for impaired loans	$19,417	$10,456	$11,240	$1,865	$5,177	$48,155
Ending balance: purchased credit-impaired loans (1)	$9,863	$372	$-	$-	$-	$10,235
Ending balance: general allowance	$27,772	$45,115	$29,139	$2,082	$68,372	$172,480
Loans held for investment:
Ending balance	$3,274,340	$1,601,638	$2,144,236	$129,460	$1,727,540	$8,877,214
Ending balance: impaired loans	$425,835	$153,875	$110,939	$50,373	$38,237	$779,259
Ending balance: purchased credit-impaired loans	$153,609	$4,185	$-	$-	$-	$157,794
Ending balance: loans with general allowance	$2,694,896	$1,443,578	$2,033,297	$79,087	$1,689,303	$7,940,161

(1)	Refer to Note 7- Loans Held For Investment-PCI Loans, for a detail of changes in the allowance for loan losses related to PCI loans.

The tables below present the allowance for loan and lease losses and the carrying value of loans by portfolio segment as of September 30, 2018 and December 31, 2017:

As of September 30, 2018	Residential Mortgage Loans	Commercial Mortgage Loans	Commercial & Industrial Loans		Consumer Loans
				Construction Loans
(Dollars in thousands)						Total
Impaired loans without specific reserves:
Principal balance of loans, net of charge-offs	$117,375	$73,433	$34,793	$1,116	$2,189	$228,906
Impaired loans with specific reserves:
Principal balance of loans, net of charge-offs	291,419	169,787	62,361	5,781	29,756	559,104
Allowance for loan and lease losses	18,482	17,044	10,798	906	6,083	53,313
Allowance for loan and lease losses to principal
balance	6.34%	10.04%	17.32%	15.67%	20.44%	9.54%
PCI loans:
Carrying value of PCI loans	145,203	3,919	-	-	-	149,122
Allowance for PCI loans	10,954	400	-	-	-	11,354
Allowance for PCI loans to carrying value	7.54%	10.21%	-	-	-	7.61%
Loans with general allowance:
Principal balance of loans	2,653,984	1,259,363	1,971,102	75,965	1,819,407	7,779,821
Allowance for loan and lease losses	18,571	31,826	33,368	2,173	49,958	135,896
Allowance for loan and lease losses to principal
balance	0.70%	2.53%	1.69%	2.86%	2.75%	1.75%
Total loans held for investment:
Principal balance of loans	$3,207,981	$1,506,502	$2,068,256	$82,862	$1,851,352	$8,716,953
Allowance for loan and lease losses	48,007	49,270	44,166	3,079	56,041	200,563
Allowance for loan and lease losses to principal
balance (1)	1.50%	3.27%	2.14%	3.72%	3.03%	2.30%

As of December 31, 2017	Residential Mortgage Loans	Commercial Mortgage Loans	Commercial & Industrial Loans		Consumer Loans
				Construction Loans
(Dollars in thousands)						Total

Impaired loans without specific reserves:
Principal balance of loans, net of charge-offs	$116,818	$65,100	$28,292	$48	$2,788	$213,046

Impaired loans with specific reserves:
Principal balance of loans, net of charge-offs	316,616	87,814	90,008	47,218	35,606	577,262
Allowance for loan and lease losses	22,086	9,783	12,359	2,017	5,165	51,410
Allowance for loan and lease losses to principal
balance	6.98%	11.14%	13.73%	4.27%	14.51%	8.91%

PCI loans:
Carrying value of PCI loans	153,991	4,183	-	-	-	158,174
Allowance for PCI loans	10,873	378	-	-	-	11,251
Allowance for PCI loans to carrying value	7.06%	9.04%	-	-	-	7.11%

Loans with general allowance:
Principal balance of loans	2,703,532	1,457,875	1,964,953	64,131	1,711,503	7,901,994
Allowance for loan and lease losses	26,016	38,332	36,512	2,505	65,817	169,182
Allowance for loan and lease losses to principal
balance	0.96%	2.63%	1.86%	3.91%	3.85%	2.14%

Total loans held for investment:
Principal balance of loans	$3,290,957	$1,614,972	$2,083,253	$111,397	$1,749,897	$8,850,476
Allowance for loan and lease losses	58,975	48,493	48,871	4,522	70,982	231,843
Allowance for loan and lease losses to principal
balance (1)	1.79%	3.00%	2.35%	4.06%	4.06%	2.62%

__________

(1) Loans used in the denominator include PCI loans of $149.1 million and $158.2 million as of September 30, 2018 and December 31, 2017, respectively. However, the Corporation separately tracks and reports PCI loans and excludes these loans from the amounts of non-performing loans, impaired loans, TDRs and non-performing assets.

As of September 30, 2018, the Corporation maintained a $0.4 million reserve for unfunded loan commitments (compared to $0.7 million as of December 31, 2017), mainly related to outstanding commitments on floor plan revolving lines of credit. The reserve for unfunded loan commitments is an estimate of the losses inherent in off-balance sheet loan commitments to borrowers that are experiencing financial difficulties at the balance sheet date. It is calculated by multiplying an estimated loss factor by an estimated probability of funding, and then by the period-end amounts for unfunded commitments. The reserve for unfunded loan commitments is included as part of accounts payable and other liabilities in the consolidated statements of financial condition and any change to the reserve is included as part of other non-interest expenses in the consolidated statements of income.

  During the second quarter of 2018, the Corporation implemented certain enhancements to the methodology for the calculation of the allowance for commercial loans, which include, among others, a revised procedure whereby historical loss rates for each commercial loan regulatory-based credit risk category (i.e., pass, special mention, substandard, and doubtful) are now calculated using the historical charge-offs and portfolio balances over their average loss emergence period (the “raw loss rate”) for each credit risk classification. However, when not enough loss experience is observed in a particular risk-rated category and the calculation results in a loss rate for such risk-rated category that is lower than the loss rate of a less severe risk-rated category, the Corporation now uses the loss rate of such less severe category.

As a result of these revisions, the Corporation’s method for determining the allowance for loan losses differs from the method that it used as of March 31, 2018, which was to allocate historical losses and portfolio balances of special mention loans to pass or substandard categories based on the historical proportion of loans in this risk category that ultimately cured or became uncollectible, and the method that it used as of December 31, 2017, which was to use blended loss rates for commercial loans risk-rated special mention, substandard, and doubtful.

In addition, during the second quarter of 2018, the Corporation implemented refinements to the measurement of qualitative factors in the estimation process of the allowance for loan losses for commercial and consumer loans, primarily consisting of the incorporation of a basis point adjustment derived from the difference between the average raw loss rate and the highest loss rates observed during a look-back period that management determined was appropriate to use for each region to identify any relevant effect during an economic cycle.

Although the net effect of these refinements was immaterial to the total provision expense, on a portfolio basis, these enhancements resulted in a $1.6 million decrease in the provision for commercial and construction loans, offset by a $1.6 million increase in the provision for consumer loans in the second quarter of 2018.

Hurricane-Related Qualitative Allowance for Loan and Lease Losses

As described in Note 2 – Update on Effects of Natural Disasters, two strong hurricanes affected the Corporation’s service areas during September 2017.  These hurricanes caused widespread property damage, flooding, power outages, and water and communication service interruptions, and severely disrupted normal economic activity in the affected areas.  During the third quarter of 2017, the Corporation recorded a $66.5 million charge to the provision related to the establishment of qualitative reserves associated with the effects of Hurricanes Irma and Maria.  Models were developed based on a regression modeling approach in which relationships between portfolio-level loss rates and key economic indicators were derived based on historical behavior.  Accordingly, the qualitative reserves were determined based on the estimated effect that the hurricanes could have on employment levels and economic activity in the Corporation’s service areas, and the time that it could take for the affected regions to return to a more normalized operating environment.  For large commercial and construction loan relationships, loan officers performed individual reviews of the effect of the hurricanes on these borrowers’ sources of repayments.  These large relationships were analyzed and divided into three hurricane-affected categories (i.e., Low, Medium and High).  This stratification was used to stress the general reserve loss factors applicable to these loans to reflect higher default probabilities than those reflected in the historical data.  For commercial and construction loans not individually reviewed, as well as residential and consumer loans, the hurricane-related qualitative reserves were determined following the above-mentioned qualitative hurricane-related model, with resulting loss factors applied to the overall performing balance of each portfolio.

Relationship officers have continued to closely monitor the performance of hurricane-affected commercial loan customers during 2018.  Information provided by these commercial loan officers, including information derived from regularly scheduled annual reviews, and statistics on the performance of consumer and residential credits were factored into the determination of the allowance for loan and lease losses as of September 30, 2018.  Although the identification and evaluation of hurricane-affected credits has been completed, management’s assessment of the hurricanes’ effect is still subject to uncertainties, both those specific to some individual customers, such as the resolution of insurance claims, and those applicable to the overall economic prospects of the hurricane-affected areas as a whole.   During the third quarter of 2018, the Corporation performed additional procedures to evaluate the adequacy of the qualitative reserves, including the consideration of updated payment patterns and probability of default credit risk analyses applied to consumer loan borrowers subject to payment deferral programs that expired early in 2018.

During the third quarter and nine-month period ended September 30, 2018, the Corporation recorded a net loan loss reserve release of $2.8 million and $11.2 million, respectively, in connection with revised estimates associated with the effects of the hurricanes.  In addition to the above-mentioned updated assessments of financial performance and repayment prospects of certain individually-assessed commercial credits and updated payment patterns and probability of default credit risk analyses applied to consumer borrowers that were subject to payment deferral programs, the reserve releases in 2018 reflect the effect of payments received during the first nine months of 2018 that reduced the balance of the consumer and residential mortgage loan portfolios outstanding on the dates of the hurricanes.  In addition, approximately $10.9 million of the consumer loan charge-offs recorded in the third quarter and first nine months of 2018 were taken against previously-established hurricane-related qualitative reserves associated with Hurricanes Irma and Maria.  As of September 30, 2018, the hurricane-related qualitative allowance amounted to $24.9 million.  With the ongoing collection of information on individual commercial customers and statistics on the consumer and residential mortgage loans portfolios, the loss estimate will be revised as needed.

NOTE 9 – LOANS HELD FOR SALE

The Corporation’s loans held-for-sale portfolio as of the dates indicated was composed of:

	September 30, 2018	December 31, 2017
(In thousands)
Residential mortgage loans	$21,562	$24,690
Construction loans (1)	30,015	8,290
Commercial and Industrial loans (1)	1,790	-
Commercial mortgage loans (1)	12,372	-
Total	$65,739	$32,980

(1)

During the first nine months of 2018, the Corporation transferred $74.4 million (net of fair value write-downs of $22.2 million recorded at the time of transfers) in non-performing loans to held for sale. Loans transferred to held for sale consisted of non-performing commercial mortgage loans totaling $39.6 million (net of fair value write-downs of $13.8 million), non-performing construction loans totaling $33.0 million (net of fair value write-downs of $6.7 million) and non-performing commercial and industrial loans totaling $1.8 million (net of fair value write-downs of $1.7 million). Approximately $27.2 million of the commercial mortgage loans transferred to loan held for sale were eventually sold during the second quarter and third quarters of 2018. In addition, during the third quarter of 2018, the Corporation sold the non-performing construction loan that was outstanding as of December 31, 2017 that was carried at a book value of $7.7 million at the time of sale.

NOTE 10 –  OTHER REAL ESTATE OWNED

The following table presents OREO inventory as of the dates indicated:

	September 30,	December 31,
	2018	2017
(In thousands)
OREO
OREO balances, carrying value:
Residential (1)	$49,287	$54,381
Commercial	75,292	82,871
Construction	10,639	10,688
Total	$135,218	$147,940

(1) Excludes $14.5 million and $21.3 million as of September 30, 2018 and December 31, 2017, respectively, of foreclosures that meet the conditions of ASC Topic 310-40 and are presented as a receivable (other assets) in the statement of financial condition.

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

The Corporation designates a derivative as a fair value hedge, cash flow hedge or economic undesignated hedge when it enters into the derivative contract.  As of September 30, 2018 and December 31, 2017, all derivatives held by the Corporation were considered economic undesignated hedges.  These undesignated hedges were recorded at fair value with the resulting gain or loss recognized in current earnings.

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

Forward contracts - Forward contracts are sales of to-be-announced (“TBA”) MBS that will settle over the standard delivery date and do not qualify as “regular way” security trades. Regular-way security trades are contracts that have no net settlement provision and no market mechanism to facilitate net settlement and that provide for delivery of a security within the time frame generally established by regulations or conventions in the market-place or exchange in which the transaction is being executed. The forward sales are considered derivative instruments that need to be marked-to-market. These securities are used to economically hedge the FHA/VA residential mortgage loan securitizations of the mortgage-banking operations. Also reported as forward contracts are mandatory mortgage loan sales commitments entered into with GSEs that require or permit net settlement via a pair-off transaction or the payment of a pair-off fee. Unrealized gains (losses) are recognized as part of mortgage banking activities in the consolidated statements of income.

To satisfy the needs of its customers, the Corporation may enter into non-hedging transactions. In these transactions, the Corporation generally participates as a buyer in one of the agreements and as a seller in the other agreement under the same terms and conditions.

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

The following table summarizes the notional amounts of all derivative instruments:

	Notional Amounts (1)
	As of	As of
	September 30,	December 31,
	2018	2017
(In thousands)
Undesignated economic hedges:
Interest rate contracts:
Written interest rate cap agreements	$89,510	$91,010
Purchased interest rate cap agreements	89,510	91,010
Forward Contracts:
Sale of TBA GNMA MBS pools	28,000	26,000
Forward loan sales commitments	5,005	-
	$212,025	$208,020

(1)	Notional amounts are presented on a gross basis with no netting of offsetting exposure positions.

The following table summarizes for derivative instruments their fair values and location in the consolidated statements of financial condition:

	Asset Derivatives			Liability Derivatives
	Statement of	September 30,	December 31,		September 30,	December 31,
	Financial	2018	2017		2018	2017
	Condition Location	Fair Value	Fair Value	Statement of Financial Condition Location	Fair Value	Fair Value
(In thousands)

Undesignated economic hedges:
Interest rate contracts:
Written interest rate cap agreements	Other assets	$-	$-	Accounts payable and other liabilities	$815	$305
Purchased interest rate cap agreements	Other assets	815	305	Accounts payable and other liabilities	-	-
Forward Contracts:
Sales of TBA GNMA MBS pools	Other assets	116	7	Accounts payable and other liabilities	20	19
Forward loan sales commitments	Other assets	-	-	Accounts payable and other liabilities	-	-
		$931	$312		$835	$324

The following table summarizes the effect of derivative instruments on the consolidated statements of income:

		(Loss) or Gain		(Loss) or Gain
	Location of (Loss) or Gain	Quarter Ended		Nine-Month Period Ended
	Recognized in Statement	September 30,		September 30,
	of Income on Derivatives	2018	2017	2018	2017

		(In thousands)
UNDESIGNATED ECONOMIC HEDGES:
Interest rate contracts:
Written and purchased interest rate cap agreements	Interest income - Loans	$-	$(1)	$-	$(2)
Forward contracts:
Sales of TBA GNMA MBS pools	Mortgage Banking Activities	-	-	-	-
Forward loan sales commitments	Mortgage Banking Activities	211	(34)	108	274
Total (loss) gain on derivatives		$211	$(35)	$108	$272

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

As of September 30, 2018, the Corporation had not entered into any derivative instrument containing credit-risk-related contingent features.

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

Offsetting of Financial Assets and Derivative Assets

				Gross Amounts Not Offset in the Statement of Financial Position
			Net Amounts of Assets Presented in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position
				Financial Instruments	Cash Collateral
As of September 30, 2018						Net Amount
(In thousands)
Description
Derivatives	$815	$-	$815	$-	$(815)	$-
Securities purchased under agreements to resell	200,000	(200,000)	-	-	-	-
Total	$200,815	$(200,000)	$815	$-	$(815)	$-

				Gross Amounts Not Offset in the Statement of Financial Position
			Net Amounts of Assets Presented in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position
				Financial Instruments	Cash Collateral
As of December 31, 2017						Net Amount
(In thousands)
Description
Derivatives	$305	$-	$305	$(305)	$-	$-
Securities purchased under agreements to resell	200,000	(200,000)	-	-	-	-
Total	$200,305	$(200,000)	$305	$(305)	$-	$-

Offsetting of Financial Liabilities and Derivative Liabilities

Gross Amounts Not Offset in the Statement of Financial Position
Net Amounts of Liabilities Presented in the Statement of Financial Position
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position
				Financial Instruments	Cash Collateral
As of September 30, 2018						Net Amount
(In thousands)
Description
Securities sold under agreements to repurchase	$300,000	$(200,000)	$100,000	$(100,000)	$-	$-

Gross Amounts Not Offset in the Statement of Financial Position
Net Amounts of Liabilities Presented in the Statement of Financial Position
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position
				Financial Instruments	Cash Collateral
As of December 31, 2017						Net Amount
(In thousands)
Description
Securities sold under agreements to repurchase	$500,000	$(200,000)	$300,000	$(300,000)	$-	$-

NOTE 13 – GOODWILL AND OTHER INTANGIBLES

Goodwill as of September 30, 2018 and December 31, 2017 amounted to $28.1 million, recognized as part of “Other Assets” in the consolidated statements of financial condition. The Corporation conducted its annual evaluation of goodwill and other intangibles during the fourth quarter of 2017. The Corporation’s goodwill is related to the acquisition of FirstBank Florida in 2005.

There have been no significant events related to the Florida reporting unit that could indicate potential goodwill impairment since the date of the last evaluation; therefore, no goodwill impairment evaluation was performed during the first nine months of 2018. Goodwill and other indefinite life intangibles are reviewed at least annually for impairment.

In connection with the acquisition of the FirstBank-branded credit card loan portfolio in the second quarter of 2012, the Corporation recognized a purchased credit card relationship intangible of $24.5 million, which is being amortized over the remaining estimated life of 3.1 years on an accelerated basis based on the estimated attrition rate of the purchased credit card accounts, which reflects the pattern in which the economic benefits of the intangible asset are consumed. These benefits are consumed as the revenue stream generated by the cardholder relationship is realized.

    The core deposit intangible includes the core deposit acquired in the February 2015 Doral Bank transaction, which amounted to $3.3 million as of September 30, 2018.

    In the first quarter of 2016, FirstBank Insurance Agency acquired certain insurance customer accounts and related customer records and recognized an insurance customer relationship intangible of $1.1 million (compared to $0.7 million as of September 30, 2018), which is being amortized over the next 4.3 years on a straight-line basis. The acquired accounts have a direct relationship to the previous mortgage loan portfolio acquisitions from Doral Bank and Doral Financial in 2015 and 2014.

The following table shows the gross amount and accumulated amortization of the Corporation’s intangible assets recognized as part of Other Assets in the consolidated statements of financial condition:

	As of	As of
	September 30,	December 31,
	2018	2017
(Dollars in thousands)
Core deposit intangible:
Gross amount	$51,664	$51,664
Accumulated amortization (1)	(47,079)	(46,186)
Net carrying amount	$4,585	$5,478

Remaining amortization period	6.3 years	7.0 years

Purchased credit card relationship intangible:
Gross amount	$24,465	$24,465
Accumulated amortization (2)	(18,189)	(16,465)
Net carrying amount	$6,276	$8,000

Remaining amortization period	3.1 years	3.9 years

Insurance customer relationship intangible:
Gross amount	$1,067	$1,067
Accumulated amortization (3)	(406)	(292)
Net carrying amount	$661	$775

Remaining amortization period	4.3 years	5.0 years

(1)

For the quarter and nine-month period ended September 30, 2018, the amortization expense of core deposit intangibles amounted to $0.3 million and $0.9 million, respectively (2017 - $0.4 million and $1.3 million, respectively).

(2)

For the quarter and nine-month period ended September 30, 2018, the amortization expense of the purchased credit card relationship intangible amounted to $0.6 million and $1.7 million, respectively (2017 - $0.6 million and $1.9 million, respectively).

(3)

For the quarter and nine-month period ended September 30, 2018, the amortization expense of the insurance customer relationship intangible amounted to $38 thousand and $0.1 million, respectively (2017 - $38 thousand and $0.1 million, respectively).

The estimated aggregate annual amortization expense related to the intangible assets for future periods is as follows:

Amount
(In thousands)
2018	$860
2019	3,088
2020	2,851
2021	2,658
2022	915
2023 and after	1,150

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

Below is a summary of transfers of financial assets to VIEs for which the Corporation has retained some level of continuing involvement:

GNMA

The Corporation typically transfers first lien residential mortgage loans in conjunction with GNMA securitization transactions in which the loans are exchanged for cash or securities that are readily redeemed for cash proceeds and servicing rights. The securities issued through these transactions are guaranteed by the issuer and, under seller/servicer agreements, the Corporation is required to service the loans in accordance with the issuers’ servicing guidelines and standards. As of September 30, 2018, the Corporation serviced loans securitized through GNMA with a principal balance of $1.7 billion.

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

     During the first quarter of 2018, the Corporation completed the repurchase of $23.8 million of trust preferred securities of the FBP Statutory Trust I that were auctioned in a public sale at which the Corporation was invited to participate. The Corporation repurchased and cancelled the repurchased trust preferred securities, which resulted in a commensurate reduction in the related Floating Rate Junior Subordinated Debenture. The Corporation’s winning bid equated to 90% of the $23.8 million par value. The 10% discount resulted in a gain of approximately $2.3 million, which is reflected in the statement of income as a “Gain on early extinguishment of debt.”

     The Collins Amendment to the Dodd-Frank Wall Street Reform and Consumer Protection Act eliminated certain trust-preferred securities from Tier 1 Capital; however, these instruments may remain in Tier 2 capital until the instruments are redeemed or mature. Under the indentures, the Corporation has the right, from time to time, and without causing an event of default, to defer payments of interest on the Junior Subordinated Deferrable Debentures by extending the interest payment period at any time and from time to time during the term of the subordinated debentures for up to twenty consecutive quarterly periods. During the second quarter of 2016, the Corporation, having received approval from the Federal Reserve, paid $31.2 million for all of the accrued but deferred interest payments plus the interest for the second quarter of 2016 on the Corporation’s subordinated debentures associated with its trust preferred securities. Subsequently, the Corporation has received quarterly approvals that have enabled it to make scheduled quarterly interest payments. As of September 30, 2018, the Corporation was current on all interest payments due on its subordinated debt. In October 2017, the New York FED terminated the formal written agreement (the “Written Agreement”) entered into on June 3, 2010 between the Corporation and the Reserve Bank. However, the Corporation has agreed with its regulators to continue to obtain approval before paying dividends, receiving dividends from the Bank, making payments on subordinated debt or trust-preferred securities, incurring or guaranteeing debt or purchasing or redeeming any corporate stock. The Corporation has received approval to make the subordinated debentures’ quarterly payment for December 2018.

Grantor Trusts

    During 2004 and 2005, an unaffiliated party, referred to in this subsection as the seller, established a series of statutory trusts to effect the securitization of mortgage loans and the sale of trust certificates (the “Grantor Trusts”). The seller initially provided the servicing for a fee, which is senior to the obligations to pay trust certificate holders. The seller then entered into a sales agreement through which it sold and issued the trust certificates in favor of the Corporation’s banking subsidiary. Currently, the Bank is the sole owner of the trust certificates; the servicing of the underlying residential mortgages that generate the principal and interest cash flows is performed by another third party, which receives a servicing fee. The trust certificates are variable-rate securities indexed to 90-day LIBOR plus a spread. The principal payments from the underlying loans are remitted to a paying agent (servicer), who then remits interest to the Bank. Interest income is shared to a certain extent with the FDIC, which has an interest only strip (“IO”) tied to the cash flows of the underlying loans and is entitled to receive the excess of the interest income less a servicing fee over the variable rate income that the Bank earns on the securities. This IO is limited to the weighted-average coupon on the securities. The FDIC became the owner of the IO upon its intervention of the seller, a failed financial institution. No recourse agreement exists, and the Bank, as a sole holder of the certificates, absorbs all risks from losses on non-accruing loans and repossessed collateral.  As of September 30, 2018, the amortized cost and fair value of the Grantor Trusts amounted to $20.0 million and $14.6 million, respectively, with a weighted average yield of 4.57%, which is included as part of the Corporation’s available-for-sale investment securities portfolio.

Investment in unconsolidated entity

   On February 16, 2011, FirstBank sold an asset portfolio consisting of performing and non-performing construction, commercial mortgage and commercial and industrial loans with an aggregate book value of $269.3 million to CPG/GS, an entity organized under the laws of the Commonwealth of Puerto Rico and majority owned by PRLP Ventures LLC (“PRLP”), a company created by Goldman, Sachs & Co. and Caribbean Property Group.  In connection with the sale, the Corporation received $88.5 million in cash and a 35% interest in CPG/GS, and made a loan in the amount of $136.1 million representing seller financing provided by FirstBank. The loan matured in February 2018 and was refinanced and consolidated with other outstanding loans of CPG/GS in the second quarter of 2018. As of September 30, 2018, the carrying amount of the refinanced loan was $8.4 million, which was included in the Corporation’s commercial mortgage loans held for investment portfolio. This loan has a three-year maturity, bears a fixed-interest rate, and is primarily secured by income-producing real estate properties and certain residential units. FirstBank’s equity interest in CPG/GS is accounted for under the equity method. FirstBank recorded a loss on its interest in CPG/GS in 2014 that reduced to zero the carrying amount of the Bank’s investment in CPG/GS. No negative investment needs to be reported as the Bank has no legal obligation or commitment to provide further financial support to this entity; thus, no further losses have been or will be recorded on this investment.

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

The changes in servicing assets are shown below:

	Quarter Ended		Nine-Month Period Ended
	September 30,		September 30,
(In thousands)	2018	2017	2018	2017

Balance at beginning of period	$27,191	$26,502	$25,255	$26,244
Capitalization of servicing assets	1,003	833	3,028	2,757
Amortization	(722)	(775)	(2,188)	(2,342)
Adjustment to fair value	(65)	(690)	1,265	(1,047)
Other (1)	186	129	233	387
Balance at end of period	$27,593	$25,999	$27,593	$25,999

(1)	Amount represents the adjustment to fair value related to the repurchase of loans serviced for others.

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

Changes in the impairment allowance were as follows:

	Quarter Ended		Nine-Month Period Ended
	September 30,		September 30,
	2018	2017	2018	2017
(In thousands)
Balance at beginning of period	$56	$197	$1,451	$461
Temporary impairment charges	65	690	102	1,047
OTTI of servicing assets	-	-	(65)	(621)
Recoveries	-	-	(1,367)	-
Balance at end of period	$121	$887	$121	$887

The components of net servicing income are shown below:

	Quarter Ended		Nine-Month Period Ended
	September 30,		September 30,
	2018	2017	2018	2017

(In thousands)
Servicing fees	$2,084	$1,898	$6,262	$5,897
Late charges and prepayment penalties	114	103	380	340
Adjustment for loans repurchased	186	129	233	387
Other	(8)	-	(8)	(35)
Servicing income, gross	2,376	2,130	6,867	6,589
Amortization and impairment of servicing assets	(787)	(1,464)	(923)	(3,389)
Servicing income, net	$1,589	$666	$5,944	$3,200

    The Corporation’s servicing assets are subject to prepayment and interest rate risks. Key economic assumptions used in determining the fair value at the time of sale of the related mortgages ranged as follows:

	Maximum	Minimum
Nine-Month Period Ended September 30, 2018:
Constant prepayment rate:
Government-guaranteed mortgage loans	5.9%	5.6%
Conventional conforming mortgage loans	6.4%	6.2%
Conventional non-conforming mortgage loans	9.8%	9.1%
Discount rate:
Government-guaranteed mortgage loans	12.0%	12.0%
Conventional conforming mortgage loans	10.0%	10.0%
Conventional non-conforming mortgage loans	14.3%	14.3%

Nine-Month Period Ended September 30, 2017:
Constant prepayment rate:
Government-guaranteed mortgage loans	6.2%	6.0%
Conventional conforming mortgage loans	6.7%	6.3%
Conventional non-conforming mortgage loans	9.5%	9.1%
Discount rate:
Government-guaranteed mortgage loans	12.0%	12.0%
Conventional conforming mortgage loans	10.0%	10.0%
Conventional non-conforming mortgage loans	14.3%	14.3%

   The weighted averages of the key economic assumptions that the Corporation used in its valuation model and the sensitivity of the current fair value to immediate 10% and 20% adverse changes in those assumptions for mortgage loans as of September 30, 2018 were as follows:

(Dollars in thousands)
Carrying amount of servicing assets	$27,593
Fair value	$32,304
Weighted-average expected life (in years)	8.45

Constant prepayment rate (weighted-average annual rate)	6.14%
Decrease in fair value due to 10% adverse change	$774
Decrease in fair value due to 20% adverse change	$1,516

Discount rate (weighted-average annual rate)	11.25%
Decrease in fair value due to 10% adverse change	$1,613
Decrease in fair value due to 20% adverse change	$3,088

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

NOTE 15 – DEPOSITS

The following table summarizes deposit balances as of the dates indicated:
	September 30,	December 31,
	2018	2017
(In thousands)
Type of account:
Non-interest-bearing checking accounts	$2,321,050	$1,833,665
Savings accounts	2,371,390	2,401,385
Interest-bearing checking accounts	1,414,267	1,207,511
Certificates of deposit	2,367,795	2,429,585
Brokered certificates of deposit (CDs)	673,741	1,150,485
Total	$9,148,243	$9,022,631

Brokered CDs mature as follows:

September 30,
2018
(In thousands)

Three months or less	$180,112
Over three months to six months	85,996
Over six months to one year	103,513
Over one year to three years	249,270
Over three years to five years	53,469
Over five years	1,381
Total	$673,741

The following are the components of interest expense on deposits:

	Quarter Ended		Nine-Month Period Ended
	September 30,		September 30,
	2018	2017	2018	2017
(In thousands)
Interest expense on deposits	$16,709	$16,453	$49,983	$47,804
Accretion of premium from acquisition	(2)	(9)	(7)	(47)
Amortization of broker placement fees	272	454	948	1,461
Interest expense on deposits	$16,979	$16,898	$50,924	$49,218

NOTE 16 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase (repurchase agreements) as of the dates indicated consisted of the following:

	September 30, 2018	December 31, 2017
(Dollars in thousands)
Short-term fixed-rate repurchase agreement with a rate of 1.53%	$-	$100,000
Long-term fixed-rate repurchase agreements,
interest rate of 2.26% (2017-1.96% to 2.26%) (1)(2)	100,000	200,000
	$100,000	$300,000

(1)	Reported net of securities purchased under agreements to repurchase (reverse repurchase agreements) by counterparty, when applicable, pursuant to ASC Topic 210-20-45-11.
(2)

During the third quarter of 2018, the call option on a $100 million repurchase agreement that carried a cost of 1.96% was exercised. Subsequent to September 30, 2018, the lender had the option to call another repurchase agreement, which was not exercised.

Repurchase agreements mature as follows:

September 30, 2018
(In thousands)

Three to four years	$100,000

As of September 30, 2018 and December 31, 2017, the securities underlying such agreements were delivered to the dealers with which the repurchase agreements were transacted.

Repurchase agreements as of September 30, 2018, grouped by counterparty, were as follows:

(Dollars in thousands)		Weighted-Average
Counterparty	Amount	Maturity (In Months)

JP Morgan Chase	$100,000	40

NOTE 17 – ADVANCES FROM THE FEDERAL HOME LOAN BANK (FHLB)

The following is a summary of the advances from the FHLB:

	September 30,	December 31,
(Dollars in thousands)	2018	2017

Long-term fixed-rate advances from FHLB, with a weighted-average
interest rate of 1.92% (2017 - 1.91%)	$690,000	$715,000

Advances from FHLB mature as follows:

September 30, 2018
(In thousands)
Over one to three months	$70,000
Over one to three years	420,000
Over three to four years	200,000
Total	$690,000

As of September 30, 2018, the Corporation used $167.0 million in letters of credit issued by the FHLB as pledges for public deposits in the Virgin Islands and had additional capacity of approximately $503.6 million on this credit facility based on collateral pledged at the FHLB, including a haircut reflecting the perceived risk associated with the collateral.

NOTE 18 – OTHER BORROWINGS

 Other borrowings, as of the indicated dates, consisted of:

	September 30,	December 31,
	2018	2017
	(In thousands)
Junior subordinated debentures due in 2034,
interest-bearing at a floating rate of 2.75%
over 3-month LIBOR (5.08% as of September 30, 2018
and 4.35% as of December 31, 2017) (1)	$65,593	$90,078
Junior subordinated debentures due in 2034,
interest-bearing at a floating rate of 2.50%
over 3-month LIBOR (4.84% as of September 30, 2018
and 4.12% as of December 31, 2017)	118,557	118,557
	$184,150	$208,635

(1) Refer to Note 14 - Non-Consolidated Variable Interest Entities (“VIE”) and Servicing Assets-Trust-Preferred Securities, for additional information about the Corporation's repurchase and cancellation in the first quarter of 2018 of $23.8 million in trust-preferred securities associated with these junior subordinated debentures.

NOTE 19 – STOCKHOLDERS’ EQUITY

Common Stock

As of September 30, 2018 and December 31, 2017, the Corporation had 2,000,000,000 authorized shares of common stock with a par value of $0.10 per share. As of September 30, 2018 and December 31, 2017, there were 221,789,509 and 220,382,343 shares issued, respectively, and 217,240,844 and 216,278,040 shares outstanding, respectively.  Refer to Note 4 – Stock Based Compensation, for information about transactions related to common stock under the Omnibus Plan.

On May 17, 2018, the U.S. Treasury exercised its warrant to purchase 1,285,899 shares of the Corporation’s stock on a cashless basis resulting in the issuance of 730,571 shares of common stock and the use of 555,328 shares to cover the strike price of the transaction. Cash paid in lieu of fractional shares was $6.58.

Preferred Stock

The Corporation has 50,000,000 authorized shares of preferred stock with a par value of $1.00, redeemable at the Corporation’s option, subject to certain terms. This stock may be issued in series and the shares of each series have such rights and preferences as are fixed by the Board of Directors when authorizing the issuance of that particular series. As of September 30, 2018, the Corporation has five outstanding series of non-convertible, non-cumulative preferred stock: 7.125% non-cumulative perpetual monthly income preferred stock, Series A; 8.35% non-cumulative perpetual monthly income preferred stock, Series B; 7.40% non-cumulative perpetual monthly income preferred stock, Series C; 7.25% non-cumulative perpetual monthly income preferred stock, Series D; and 7.00% non-cumulative perpetual monthly income preferred stock, Series E.  The liquidation value per share is $25.

    Effective January 17, 2012, the Corporation delisted all of its outstanding series of non-convertible, non-cumulative preferred stock from the New York Stock Exchange. The Corporation has not arranged for listing and/or registration on another national securities exchange or for quotation of the Series A through E Preferred Stock in a quotation medium. In December 2016, for the first time since July 2009, the Corporation paid dividends on its non-cumulative perpetual monthly income preferred stock, after receiving regulatory approval. Since then, the Corporation has continued to pay monthly dividend payments on the non-cumulative perpetual monthly income preferred stock. The Corporation intends to request approval in future periods to continue monthly dividend payments on the non-cumulative perpetual monthly income preferred stock. The Corporation has received regulatory approval to pay the monthly dividends on the Corporation’s Series A through E Preferred Stock through December 2018.

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

Treasury stock

   During the first nine months of 2018 and 2017, the Corporation withheld an aggregate of 433,362 shares and 336,985 shares, respectively, of the common stock paid to certain senior officers as additional compensation and restricted stock that vested during the first nine months of 2018 and 2017 to cover employees’ payroll and income tax withholding liabilities; these shares are held as treasury stock. As of September 30, 2018, and December 31, 2017, the Corporation had 4,548,665 and 4,104,303 shares held as treasury stock, respectively.

FirstBank Statutory Reserve (Legal Surplus)

   The Banking Law of the Commonwealth of Puerto Rico requires that a minimum of 10% of FirstBank’s net income for the year be transferred to a legal surplus reserve until such surplus equals the total of paid-in-capital on common and preferred stock. Amounts transferred to the legal surplus reserve from the retained earnings account are not available for distribution to the Corporation, including for payment as dividends to the stockholders, without the prior consent of the Puerto Rico Commissioner of Financial Institutions. The Puerto Rico Banking Law provides that, when the expenditures of a Puerto Rico commercial bank are greater than receipts, the excess of the expenditures over receipts must be charged against the undistributed profits of the bank, and the balance, if any, must be charged against the legal surplus reserve, as a reduction thereof. If there is no legal surplus reserve sufficient to cover such balance in whole or in part, the outstanding amount must be charged against the capital account and the Bank cannot pay dividends until it can replenish the legal surplus reserve to an amount of at least 20% of the original capital contributed. During the fourth quarter of 2017, $7.3 million was transferred to the legal surplus reserve. FirstBank’s legal surplus reserve, included as part of retained earnings in the Corporation’s consolidated statements of financial condition, amounted to $59.7 million as of September 30, 2018. There were no transfers to the legal surplus reserve during the first nine months of 2018.

  NOTE 20 - INCOME TAXES

Income tax expense includes Puerto Rico and USVI income taxes, as well as applicable U.S. federal and state taxes. The Corporation is subject to Puerto Rico income tax on its income from all sources. As a Puerto Rico corporation, First BanCorp. is treated as a foreign corporation for U.S. and USVI income tax purposes and, accordingly, is generally subject to U.S. and USVI income tax only on its income from sources within the U.S. and USVI or income effectively connected with the conduct of a trade or business in those jurisdictions. Any such tax paid in the U.S. and USVI is also creditable against the Corporation’s Puerto Rico tax liability, subject to certain conditions and limitations.

    Under the Puerto Rico Internal Revenue Code of 2011, as amended (the “2011 PR Code”), the Corporation and its subsidiaries are treated as separate taxable entities and are generally not entitled to file consolidated tax returns and, thus, the Corporation is generally  not entitled to utilize losses from one subsidiary to offset gains in another subsidiary. Accordingly, in order to obtain a tax benefit from a net operating loss (“NOL”), a particular subsidiary must be able to demonstrate sufficient taxable income within the applicable NOL carry-forward period. The 2011 PR Code allows an entity organized as a limited liability company to elect to become a non-taxable “pass-through” entity and utilize losses to offset income from other “pass-through” entities, subject to certain limitations, with the remaining net income passing-through to its partner entities. The 2011 PR Code also provides a dividend received deduction of 100% on dividends received from “controlled” subsidiaries subject to taxation in Puerto Rico and 85% on dividends received from other taxable domestic corporations.

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

    The Corporation has maintained an effective tax rate lower than the maximum statutory rate mainly by investing in government obligations and MBS exempt from U.S. and Puerto Rico income taxes and by doing business through an International Banking Entity (“IBE”) unit of the Bank, and through the Bank’s subsidiary, FirstBank Overseas Corporation, whose interest income and gain on sales is exempt from Puerto Rico income taxation. The IBE and FirstBank Overseas Corporation were created under the International Banking Entity Act of Puerto Rico, which provides for total Puerto Rico tax exemption on net income derived by IBEs operating in Puerto Rico on the specific activities identified in the IBE Act.  An IBE that operates as a unit of a bank pays income taxes at the corporate standard rates to the extent that the IBE’s net income exceeds 20% of the bank’s total net taxable income.

    For the third quarter and first nine months of 2018, the Corporation recorded an income tax expense of $12.3 million and $30.2 million, respectively, compared to income tax benefits of $8.4 million and $7.2 million for the comparable periods in 2017. The variance in the income tax expense for the third quarter of 2018, as compared to the tax benefit for the same period in 2017, primarily reflects the effect of the tax benefit recorded in the third quarter of 2017 in connection with hurricane-related losses, and a higher effective tax rate in 2018 driven by a higher proportion of taxable to exempt income. The variance for the first nine-months of 2018, as compared to the same period in 2017, was mostly attributable to the aforementioned tax benefit related to hurricane-related losses and the $13.2 million tax benefit recorded in the first quarter of 2017 as a result of the above-discussed change in tax status of certain subsidiaries from taxable corporations to limited liability companies that have elected to be treated as partnerships for income tax purposes in Puerto Rico. A higher effective tax rate also contributed for the variance in the income tax expense for the first nine months of 2018 as compared to the same period in 2017.

For the nine-month period ended September 30, 2018, the Corporation calculated the provision for income taxes by applying the estimated annual effective tax rate for the full fiscal year to ordinary income or loss.  In the computation of the consolidated worldwide annual estimated effective tax rate, ASC Topic 740-270, “Income Taxes-Interim Reporting,” requires the exclusion of legal entities with pre-tax losses from which a tax benefit cannot be recognized.  The Corporation’s estimated annual effective tax rate in the first nine months of 2018, excluding entities from which a tax benefit cannot be recognized and discrete items, was 26% compared to 20% for the first nine months of 2017. The higher effective tax rate for 2018 was driven by a higher proportion of taxable to exempt income. The estimated annual effective tax rate, including all entities for the first nine months of 2018 was 24% (25% excluding discrete items, primarily the tax benefit resulting from the excess tax benefit recognized during the first quarter of 2018 upon the vesting of shares granted under the Corporation’s stock-based compensation plan), compared to -2% for the first nine months of 2017 (21% excluding discrete items, primarily the tax benefit resulting from the previously mentioned change in the tax status of two subsidiaries).

    The Corporation’s net deferred tax asset amounted to $272.3 million as of September 30, 2018, net of a valuation allowance of $183.2 million, and management concluded, based upon the assessment of all positive and negative evidence, that it is more likely than not that the Corporation will generate sufficient taxable income within the applicable NOL carry-forward periods to realize such amount. The net deferred tax asset of the Corporation’s banking subsidiary, FirstBank, amounted to $272.2 million as of September 30, 2018, net of a valuation allowance of $142.2 million, compared to a net deferred tax asset of $294.7 million, net of a valuation allowance of $150.7 million, as of December 31, 2017.

During the third quarter of 2017, the Corporation completed a formal ownership change analysis within the meaning of Section 382 of the U.S. Internal Revenue Code (“Section 382”) covering a comprehensive period, and concluded that an ownership change occurred during such period. Section 382 limits the ability to utilize U.S. and USVI NOLs for income tax purposes at such jurisdictions following an event of an ownership change.  The Section 382 limitation resulted in higher U.S. income tax liabilities than we would have incur in the absence of such limitation. For the third quarter and first nine months of 2018, and mainly as a result of the Section 382 limitation, the Corporation incurred an income tax expense of approximately $1.2 million and $3.8 million, respectively, related to its U.S. operations, compared to the $1.6 million expense recorded for the third quarter and first nine months of 2017. The limitation did not result in an increased income tax expense for the USVI operations in the first nine months of 2018 or comparable 2017 period. Prospectively, the Corporation expects that it will be able to mitigate to an extent the adverse effects associated with the Section 382 limitation as any such tax paid in the U.S. or USVI could be creditable against Puerto Rico tax liabilities or taken as deduction against taxable income.  However, our ability to reduce our Puerto Rico tax liability through such a credit or deduction depends on our tax profile at each annual taxable period, which is dependent on various factors.

As of September 30, 2018, the Corporation did not have Unrecognized Tax Benefits recorded on its books. The Corporation classifies all interest and penalties, if any, related to tax uncertainties as income tax expense. Audit periods remain open for review until the statute of limitations has passed. The statute of limitations under the 2011 PR Code is four years; the statute of limitations for U.S. and USVI income tax purposes is three years after a tax return is due or filed, whichever is later, for each. The completion of an audit by the taxing authorities or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Corporation’s liability for income taxes. Any such adjustment could be material to the results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. For U.S. and USVI income tax purposes, all tax years subsequent to 2013 remain open to examination. For Puerto Rico tax purposes, all tax years subsequent to 2012 remain open to examination.

On December 22, 2017, the United States president signed H.R.1, The Tax Cuts and Jobs Acts, effective January 1, 2018, which includes an overhaul of individual, business and international taxes and has affected our branch operations in the U.S. and the USVI. The bill includes measures reducing corporate taxes from 35% to 21%, a repeal of the corporate alternative minimum tax regime, changes to business deductions and NOLs, a 15.5% tax on mandatory repatriation of liquid assets, 10% tax on base erosion payments, and a minimum 10.5% tax on inclusion of global intangible low-tax income by U.S. shareholders, among other significant changes. The main provisions affecting our operations in the U.S. and the USVI in the first nine months of 2018 include: the change in tax rate to 21%, the limitation to the amount certain financial institutions may deduct for premiums paid to the FDIC, and changes in permanent differences, such as meals and entertainment deductions. Other significant provisions, such as the base erosion and anti-abuse tax, do not affect the Corporation’s U.S. and USVI branch operations since these operations’ receipts do not exceed the annual threshold of U.S. effectively connected gross receipts.

NOTE 21 – OTHER COMPREHENSIVE LOSS

The following table presents changes in accumulated other comprehensive loss for the quarters and nine-month periods ended September 30, 2018 and 2017:

	Changes in Accumulated Other Comprehensive Loss by Component (1)
	Quarter ended		Nine-month period
	September 30,	September 30,	September 30,	September 30,
	2018	2017	2018	2017
(In thousands)
Unrealized net holding losses on debt securities
Beginning balance	$(52,107)	$(14,625)	$(20,609)	$(34,383)
Other comprehensive (loss) income	(10,780)	3,719	(42,278)	11,617
Amounts reclassified from accumulated comprehensive loss	-	-	-	11,860
Ending balance	$(62,887)	$(10,906)	$(62,887)	$(10,906)

Unrealized holding losses on equity securities
Beginning balance	$-	$(4)	$(6)	$(7)
Reclassification to retained earnings per ASU 2016-01	-	-	6	-
Other comprehensive income	-	-	-	3
Ending balance	$-	$(4)	$-	$(4)
______________________
(1) All amounts presented are net of tax.

The following table presents the amounts reclassified out of each component of accumulated other comprehensive loss during the quarters and nine-month periods ended September 30, 2018 and 2017:

		Reclassifications Out of Accumulated Other Comprehensive Loss
		Quarter ended		Nine-month period ended
		September 30,		September 30,
	Affected Line Item in the Consolidated Statements of Income	2018	2017	2018	2017
(In thousands)
Unrealized holding losses on debt securities
Realized gain (loss) on sale of debt securities	Net gain on sale of
	investments	$-	$-	$-	$371
OTTI on debt securities	Net impairment losses
	on available-for-sale
	debt securities	-	-	-	(12,231)
	Total before tax	$-	$-	$-	$(11,860)
	Income tax	-	-	-	-
	Total, net of tax	$-	$-	$-	$(11,860)

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

Level 2

Valuations of Level 2 assets and liabilities are based on observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include (i) MBS for which the fair value is estimated based on the value of identical or comparable assets, (ii) debt securities with quoted prices that are traded less frequently than exchange-traded instruments, and (iii) derivative contracts whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data.

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

A credit spread is considered for those derivative instruments that are not secured. The cumulative mark-to-market effect of credit risk in the valuation of derivative instruments for the quarters and nine-month periods ended September 30, 2018 and 2017 was immaterial.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	As of September 30, 2018				As of December 31, 2017
	Fair Value Measurements Using				Fair Value Measurements Using
(In thousands)	Level 1	Level 2	Level 3	Assets/Liabilities at Fair Value	Level 1	Level 2	Level 3	Assets/Liabilities at Fair Value

Assets:
Securities available for sale :
Equity securities (1)	$-	$-	$-	$-	$418	$-	$-	$418
U.S. Treasury Securities	7,426	-	-	7,426	7,401	-	-	7,401
Noncallable U.S. agency debt securities	-	341,720	-	341,720	-	361,971	-	361,971
Callable U.S. agency debt securities and MBS	-	1,640,064	-	1,640,064	-	1,497,253	-	1,497,253
Puerto Rico government obligations	-	4,142	2,798	6,940	-	4,118	2,695	6,813
Private label MBS	-	-	14,571	14,571	-	-	17,060	17,060
Other investments	-	-	500	500	-	-	100	100
Equity securities (1)	411	-	-	411	-	-	-	-
Derivatives, included in assets:
Purchased interest rate cap agreements	-	815	-	815	-	305	-	305
Forward contracts	-	116	-	116	-	7	-	7
Liabilities:
Derivatives, included in liabilities:
Written interest rate cap agreements	-	815	-	815	-	305	-	305
Forward contracts	-	20	-	20	-	19	-	19

(1) As of January 1, 2018, the Corporation adopted ASU 2016-01, resulting in the reclassification of equity securities from available-for-sale investment securities to other investment securities. As of December 31, 2017, equity securities had a net unrealized loss of $6 thousand.

The table below presents a reconciliation of the beginning and ending balances of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarters and nine-month periods ended September 30, 2018 and 2017.

	Quarter Ended September 30,
	2018	2017
Level 3 Instruments Only	Securities	Securities
(In thousands)	Available For Sale(1)	Available For Sale(1)

Beginning balance	$17,829	$19,771
Total gains (realized/unrealized):
Included in other comprehensive income	35	1,754
Purchases	500	-
Principal repayments and amortization	(495)	(1,186)
Ending balance	$17,869	$20,339

(1)	Amounts mostly related to private label MBS.

	Nine-Month Period Ended September 30,
	2018	2017
Level 3 Instruments Only	Securities	Securities
(In thousands)	Available For Sale(1)	Available For Sale(1)

Beginning balance	$19,855	$22,914
Total gains (realized/unrealized):
Included in other comprehensive income	228	2,500
Purchases	500	-
Principal repayments and amortization	(2,714)	(5,075)
Ending balance	$17,869	$20,339

(1)	Amounts mostly related to private label MBS.

  The tables below present qualitative information for significant assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of September 30, 2018 and December 31, 2017:

	September 30, 2018
(In thousands)	Fair Value	Valuation Technique	Unobservable Input	Range

Investment securities available-for-sale:

Private label MBS	$14,571	Discounted cash flows	Discount rate	14.8%
			Prepayment rate	3.5% - 22.5% (Weighted Average 11.7%)
			Projected Cumulative Loss Rate	0.0% - 7.8% (Weighted Average 4%)

Puerto Rico government obligations	2,798	Discounted cash flows	Discount rate	5.90%
			Prepayment rate	3.00%

	December 31, 2017
(In thousands)	Fair Value	Valuation Technique	Unobservable Input	Range

Investment securities available-for-sale:

Private label MBS	$17,060	Discounted cash flows	Discount rate	14.0%
			Prepayment rate	12.0% - 29.0% (Weighted Average 16.4%)
			Projected Cumulative Loss Rate	0.0% - 6.8% (Weighted Average 3.0%)

Puerto Rico government obligations	2,695	Discounted cash flows	Discount rate	6.61%
			Prepayment rate	3.00%

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

There were no changes in unrealized gains and losses recorded in earnings for the quarters and nine-month periods ended September 30, 2018 and 2017 for Level 3 assets and liabilities that were still held at the end of each period.

Additionally, fair value is used on a nonrecurring basis to evaluate certain assets in accordance with GAAP. Adjustments to fair value usually result from the application of lower-of-cost or market accounting (e.g., loans held for sale carried at the lower-of-cost or fair value and repossessed assets) or write downs of individual assets (e.g., goodwill and loans).

As of September 30, 2018, impairment or valuation adjustments were recorded for assets recognized at fair value on a non-recurring basis as shown in the following table:

				(Losses) Gains recorded for the Quarter Ended	(Losses) Gains recorded for the Nine-Month Period Ended
	Carrying value as of September 30, 2018			September 30, 2018	September 30, 2018
	Level 1	Level 2	Level 3
(In thousands)

Loans receivable (1)	$-	$-	$442,248	$(7,967)	$(20,622)
OREO (2)	-	-	135,218	(3,244)	(9,817)
Loans held for sale (3)	-	-	44,177	(10,102)	(14,642)

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

(3)

The value of these loans was primarily derived from both external appraisals, adjusted for specific characteristics of the loans, and, for the $17.2 million in non-performing loans transferred to held for sale in the third quarter of 2018, from broker price opinions that the Corporation considered.

As of September 30, 2017, impairment or valuation adjustments were recorded for assets recognized at fair value on a non-recurring basis as shown in the following table:

				(Losses) recorded for the Quarter Ended	(Losses) recorded for the Nine-Month Period
	Carrying value as of September 30, 2017			September 30, 2017	September 30, 2017
	Level 1	Level 2	Level 3
(In thousands)

Loans receivable (1)	$-	$-	$374,740	$(686)	$(23,467)
OREO (2)	-	-	152,977	(818)	(7,563)
Mortgage servicing rights (3)	-	-	25,999	(690)	(1,047)

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

Qualitative information regarding the fair value measurements for Level 3 financial instruments as of September 30, 2018 are as follows:

September 30, 2018
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

The following tables present the carrying value, estimated fair value and estimated fair value level of the hierarchy of financial instruments as of September 30, 2018 and December 31, 2017:

	Total Carrying Amount in Statement of Financial Condition September 30, 2018	Fair Value Estimate September 30, 2018	Level 1	Level 2	Level 3

(In thousands)

Assets:
Cash and due from banks and money
market investments (amortized cost)	$656,772	$656,772	$656,772	$-	$-
Investment securities available
for sale (fair value)	2,011,221	2,011,221	7,426	1,985,926	17,869
Investment securities held to maturity (amortized cost)	144,799	131,703	-	-	131,703
Equity Securities (fair value)	42,274	42,274	411	41,863	-
Loans held for sale (lower of cost or market)	65,739	65,907	-	21,730	44,177
Loans held for investment (amortized cost)	8,716,953
Less: allowance for loan and lease losses	(200,563)
Loans held for investment, net of allowance	$8,516,390	8,174,205	-	-	8,174,205
Derivatives, included in assets (fair value)	931	931	-	931	-

Liabilities:
Deposits (amortized cost)	9,148,243	9,151,666	-	9,151,666	-
Securities sold under agreements
to repurchase (amortized cost)	100,000	121,047	-	121,047	-
Advances from FHLB (amortized cost)	690,000	673,788	-	673,788	-
Other borrowings (amortized cost)	184,150	175,480	-	-	175,480
Derivatives, included in liabilities (fair value)	835	835	-	835	-

	Total Carrying Amount in Statement of Financial Condition December 31, 2017	Fair Value Estimate December 31, 2017	Level 1	Level 2	Level 3

(In thousands)

Assets:
Cash and due from banks and money
market investments (amortized cost)	$716,395	$716,395	$716,395	$-	$-
Investment securities available
for sale (fair value)	1,891,016	1,891,016	7,819	1,863,342	19,855
Investment securities
held to maturity (amortized cost)	150,627	131,032	-	-	131,032
Equity securities (fair value)	43,119	43,119	-	43,119	-
Loans held for sale (lower of cost or market)	32,980	34,979	-	25,237	9,742
Loans held for investment (amortized cost)	8,850,476
Less: allowance for loan and lease losses	(231,843)
Loans held for investment, net of allowance	$8,618,633	8,372,865	-	-	8,372,865
Derivatives, included in assets (fair value)	312	312	-	312	-

Liabilities:
Deposits (amortized cost)	9,022,631	9,026,600	-	9,026,600	-
Securities sold under
agreements to repurchase (amortized cost)	300,000	325,913	-	325,913	-
Advances from FHLB (amortized cost)	715,000	707,272	-	707,272	-
Other borrowings (amortized cost)	208,635	189,424	-	-	189,424
Derivatives, included in liabilities (fair value)	324	324	-	324	-

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

NOTE 23 – REVENUE FROM CONTRACTS WITH CUSTOMERS

As noted in Note 1 – Basis of Presentation and Significant Accounting Policies, the Corporation adopted the provisions of ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASC Topic 606”), on January 1, 2018. Results for reporting periods beginning after December 31, 2017 are presented under Topic 606, while prior period amounts have not been adjusted and continue to be reported in accordance with ASC Topic 605, “Revenue Recognition.”

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

Disaggregation of Revenue

The following table summarizes the Corporation’s revenue, which includes net interest income on financial instruments and non-interest income, disaggregated by type of service and business segments for the quarter and nine-month period ended September 30, 2018:

(In thousands)	Mortgage Banking	Consumer (Retail) Banking	Commercial and Corporate	Treasury and Investments	United States Operations	Virgin Islands Operations	Total
Quarter ended September 30, 2018:
Net interest income (1)	$19,593	$59,835	$19,711	$11,282	$15,080	$7,020	$132,521
Service charges and fees on deposit accounts	-	3,420	1,312	-	141	697	5,570
Insurance commissions	-	1,392	-	-	20	82	1,494
Merchant-related income	-	1,003	205	-	-	198	1,406
Credit and debit card fees	-	4,325	310	-	157	492	5,284
Other service charges and fees	135	1,798	180	-	247	100	2,460
Not in scope of Topic 606 (1)	4,417	385	(2,692)	151	59	(11)	2,309
Total non-interest income (loss)	4,552	12,323	(685)	151	624	1,558	18,523
Total Revenue	$24,145	$72,158	$19,026	$11,433	$15,704	$8,578	$151,044

(In thousands)	Mortgage Banking	Consumer (Retail) Banking	Commercial and Corporate	Treasury and Investments	United States Operations	Virgin Islands Operations	Total
Nine-month period ended September 30, 2018:
Net interest income (1)	$60,900	$166,022	$59,074	$36,243	$43,525	$21,921	$387,685
Service charges and fees on deposit accounts	-	9,864	3,634	-	417	2,087	16,002
Insurance commissions	-	6,154	-	-	65	410	6,629
Merchant-related income	-	2,612	567	-	-	591	3,770
Credit and debit card fees	-	12,790	901	-	436	1,552	15,679
Other service charges and fees	189	3,409	784	71	1,226	451	6,130
Not in scope of Topic 606 (1)	13,113	675	(3,101)	2,529	348	5	13,569
Total non-interest income	13,302	35,504	2,785	2,600	2,492	5,096	61,779
Total Revenue	$74,202	$201,526	$61,859	$38,843	$46,017	$27,017	$449,464

(1)

Most of the Corporation’s revenue is not within the scope of ASU No. 2014-09, Revenue from Contracts with Customers. The guidance explicitly excludes net interest income from financial assets and liabilities, as well as other noninterest income from loans, leases, investment securities and derivative financial instruments.

For the nine-month period ended September 30, 2018, substantially all of the Corporation’s revenue under the scope of Topic 606 was related to performance obligations satisfied at a point in time.

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

Insurance Commissions

For insurance commissions, which include regular and contingent commissions paid to the Corporation’s insurance agency, the agreements contain a performance obligation related to the sale/issuance of the policy and ancillary administrative post-issuance support. The performance obligation will be satisfied as the policies are issued and revenue will be recognized at that point in time.  In addition, contingent commission income was found to be constrained, as defined under the new standard. Contingent commission income will be included in the transaction price only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur or payments are received, which is consistent with the Corporation’s practice before the adoption of this guidance. For the nine-month period ended September 30, 2018, the Corporation recognized revenue of $2.4 million as payments were received and constraints were released.

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

Contract Balances

A contract liability is an entity’s obligation to transfer goods or services to a customer in exchange for consideration from the customer. As mentioned above, during 2015, the Bank entered into a long-term strategic marketing alliance with another entity to which the Bank sold its merchant contracts portfolio and related POS terminals.  Merchant services are marketed through FirstBank’s branches and offices in Puerto Rico and the Virgin Islands.  Under the marketing and referral agreement, FirstBank shares with this entity revenues generated by the merchant contracts over the term of the 10-year agreement.  As of September 30, 2018, and December 31, 2017, this contract liability amounted to $2.2 million and $2.4 million, respectively, which will be recognized over the remaining term of the contract. For the quarter and nine-month period ended September 30, 2018, the Corporation recognized revenue and contract liabilities decreased by approximately $0.1 million and $0.2 million, respectively, due to the completion of performance over time. There were no changes in contract liabilities due to changes in transaction price estimates.

A contract asset is the right to consideration for transferred goods or services when the amount is conditioned on something other than the passage of time. As of September 30, 2018, and December 31, 2017, there were no receivables from contracts with customers or contract assets recorded on the Corporation’s consolidated financial statements.

Other

Except for the contract liabilities noted above, the Corporation did not have any significant performance obligations as of September 30, 2018. The Corporation also did not have any material contract acquisition costs and did not make any significant judgments or estimates in recognizing revenue for financial reporting purposes.

NOTE 24 – SUPPLEMENTAL STATEMENT OF CASH FLOWS INFORMATION

Supplemental statement of cash flows information is as follows:

	Nine-Month Period Ended September 30,
	2018	2017
	(In thousands)

Cash paid for:
Interest on borrowings	$74,674	$68,869
Income tax	5,290	3,205
Non-cash investing and financing activities:
Additions to OREO	36,378	46,648
Additions to auto and other repossessed assets	40,873	33,113
Capitalization of servicing assets	3,028	2,757
Loan securitizations	181,169	200,236
Loans held for investment transferred to held for sale	90,319	-
Loans held for sale transferred to held for investment	2,179	10,289
Property plant and equipment transferred to other assets	-	1,185

NOTE 25 – SEGMENT INFORMATION

Based upon the Corporation’s organizational structure and the information provided to the Chief Executive Officer of the Corporation and, to a lesser extent, the Board of Directors, the operating segments are based primarily on the Corporation’s lines of business for its operations in Puerto Rico, the Corporation’s principal market, and by geographic areas for its operations outside of Puerto Rico.  As of September 30, 2018, the Corporation had six reportable segments: Commercial and Corporate Banking; Mortgage Banking; Consumer (Retail) Banking; Treasury and Investments; United States Operations; and Virgin Islands Operations.  Management determined the reportable segments based on the internal reporting used to evaluate performance and to assess where to allocate resources. Other factors, such as the Corporation’s organizational chart, nature of the products, distribution channels, and the economic characteristics of the product, were also considered in the determination of the reportable segment.

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

The following table presents information about the reportable segments:

(In thousands)	Mortgage Banking	Consumer (Retail) Banking	Commercial and Corporate	Treasury and Investments	United States Operations	Virgin Islands Operations	Total
For the quarter ended September 30, 2018:
Interest income	$31,746	$46,052	$34,644	$15,911	$21,227	$7,912	$157,492
Net (charge) credit for transfer of funds	(12,153)	20,947	(14,933)	6,446	(307)	-	-
Interest expense	-	(7,164)	-	(11,075)	(5,840)	(892)	(24,971)
Net interest income	19,593	59,835	19,711	11,282	15,080	7,020	132,521

(Provision) release for loan and lease losses	635	2,485	(10,684)	-	(5,130)	1,170	(11,524)
Non-interest income (loss)	4,552	12,323	(685)	151	624	1,558	18,523
Direct non-interest expenses	(12,001)	(28,210)	(7,911)	(878)	(8,279)	(7,194)	(64,473)
Segment income	$12,779	$46,433	$431	$10,555	$2,295	$2,554	$75,047

Average earnings assets	$2,248,691	$1,645,170	$2,486,910	$2,637,825	$1,752,007	$527,468	$11,298,071

(In thousands)	Mortgage Banking	Consumer (Retail) Banking	Commercial and Corporate	Treasury and Investments	United States Operations	Virgin Islands Operations	Total
For the quarter ended September 30, 2017:
Interest income	$32,317	$43,769	$31,083	$13,374	$18,446	$9,006	$147,995
Net (charge) credit for transfer of funds	(11,268)	9,351	(8,748)	11,198	(533)	-	-
Interest expense	-	(6,520)	-	(12,924)	(4,932)	(787)	(25,163)
Net interest income	21,049	46,600	22,335	11,648	12,981	8,219	122,832

Provision for loan and lease losses	(20,495)	(33,067)	(13,621)	-	(789)	(7,041)	(75,013)
Non-interest income	2,908	11,242	1,014	1,459	697	1,325	18,645
Direct non-interest expenses	(8,174)	(27,193)	(8,102)	(1,014)	(7,605)	(7,254)	(59,342)
Segment (loss) income	$(4,712)	$(2,418)	$1,626	$12,093	$5,284	$(4,751)	$7,122

Average earnings assets	$2,434,963	$1,758,653	$2,477,266	$2,228,990	$1,581,726	$602,366	$11,083,964

(In thousands)	Mortgage Banking	Consumer (Retail) Banking	Commercial and Corporate	Treasury and Investments	United States Operations	Virgin Islands Operations	Total
Nine-Month Period Ended September 30, 2018
Interest income	$95,927	$132,652	$102,255	$45,593	$61,634	$24,482	$462,543
Net (charge) credit for transfer of funds	(35,027)	54,233	(43,181)	25,125	(1,150)	-	-
Interest expense	-	(20,863)	-	(34,475)	(16,959)	(2,561)	(74,858)
Net interest income	60,900	166,022	59,074	36,243	43,525	21,921	387,685

Provision for loan and lease losses	(4,004)	(16,011)	(19,744)	-	(8,186)	(3,659)	(51,604)
Non-interest income	13,302	35,504	2,785	2,600	2,492	5,096	61,779
Direct non-interest expenses	(30,192)	(84,173)	(22,710)	(2,777)	(24,768)	(22,224)	(186,844)
Segment income	$40,006	$101,342	$19,405	$36,066	$13,063	$1,134	$211,016

Average earnings assets	$2,269,960	$1,601,812	$2,546,090	$2,597,967	$1,734,970	$546,610	$11,297,409

(In thousands)	Mortgage Banking	Consumer (Retail) Banking	Commercial and Corporate	Treasury and Investments	United States Operations	Virgin Islands Operations	Total
Nine-Month Period Ended September 30, 2017
Interest income	$99,361	$130,055	$90,858	$41,788	$50,910	$27,625	$440,597
Net (charge) credit for transfer of funds	(34,466)	20,799	(27,071)	41,858	(1,120)	-	-
Interest expense	-	(18,603)	-	(36,842)	(13,499)	(2,368)	(71,312)
Net interest income	64,895	132,251	63,787	46,804	36,291	25,257	369,285

Provision for loan and lease losses	(40,598)	(47,976)	(20,906)	-	(885)	(8,186)	(118,551)
Non-interest income	11,258	37,224	2,972	(10,273)	1,776	4,480	47,437
Direct non-interest expenses	(27,675)	(82,677)	(27,240)	(3,190)	(23,579)	(20,922)	(185,283)
Segment income	$7,880	$38,822	$18,613	$33,341	$13,603	$629	$112,888

Average earnings assets	$2,469,037	$1,771,376	$2,500,180	$2,176,164	$1,492,727	$609,765	$11,019,249

The following table presents a reconciliation of the reportable segment financial information to the consolidated totals:

	Quarter Ended		Nine-Month Period Ended
	September 30,		September 30,
	2018	2017	2018	2017

Net income :

Total income for segments and other	$75,047	$7,122	$211,016	$112,888
Other operating expenses (1)	(26,392)	(26,272)	(80,264)	(77,282)
Income (loss) before income taxes	48,655	(19,150)	130,752	35,606
Income tax (expense) benefit	(12,332)	8,398	(30,249)	7,181
Total consolidated net income (loss)	$36,323	$(10,752)	$100,503	$42,787

Average assets:

Total average earning assets for segments	$11,298,071	$11,083,964	$11,297,409	$11,019,249
Average non-earning assets	929,362	900,334	945,671	896,071
Total consolidated average assets	$12,227,433	$11,984,298	$12,243,080	$11,915,320

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

Although the Corporation and FirstBank became subject to the U.S. Basel III capital rules (“Basel III rules”) beginning on January 1, 2015, certain requirements of the Basel III rules are being phased-in over several years and, in general, will be fully effective as of January 1, 2019. Certain elements of the new rules have been deferred by the federal banking agencies. The Corporation and FirstBank compute risk-weighted assets using the Standardized Approach required by the Basel III rules.

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

The regulatory capital positions of the Corporation and FirstBank as of September 30, 2018 and December 31, 2017 were as follows:

	Regulatory Requirements

	Actual		For Capital Adequacy Purposes		To be Well-Capitalized-General Thresholds

	Amount	Ratio	Amount	Ratio	Amount	Ratio

(Dollars in thousands)
As of September 30, 2018
Total Capital (to
Risk-Weighted Assets)
First BanCorp.	$2,081,558	23.85%	$698,271	8.0%	N/A	N/A
FirstBank	$2,039,091	23.36%	$698,276	8.0%	$872,845	10.0%
Common Equity Tier 1 Capital
(to Risk-Weighted Assets)
First BanCorp.	$1,756,702	20.13%	$392,778	4.5%	N/A	N/A
FirstBank	$1,620,964	18.57%	$392,780	4.5%	$567,350	6.5%
Tier I Capital (to
Risk-Weighted Assets)
First BanCorp.	$1,792,806	20.54%	$523,704	6.0%	N/A	N/A
FirstBank	$1,928,964	22.10%	$523,707	6.0%	$698,276	8.0%
Leverage ratio
First BanCorp.	$1,792,806	14.85%	$483,056	4.0%	N/A	N/A
FirstBank	$1,928,964	15.99%	$482,619	4.0%	$603,274	5.0%

As of December 31, 2017
Total Capital (to
Risk-Weighted Assets)
First BanCorp.	$1,989,873	22.53%	$706,432	8.0%	N/A	N/A
FirstBank	$1,947,627	22.06%	$706,218	8.0%	$882,772	10.0%
Common Equity Tier 1 Capital
(to Risk-Weighted Assets)
First BanCorp.	$1,674,164	18.96%	$397,368	4.5%	N/A	N/A
FirstBank	$1,562,431	17.70%	$397,248	4.5%	$573,802	6.5%
Tier I Capital (to
Risk-Weighted Assets)
First BanCorp.	$1,675,282	18.97%	$529,824	6.0%	N/A	N/A
FirstBank	$1,835,445	20.79%	$529,663	6.0%	$706,218	8.0%
Leverage ratio
First BanCorp.	$1,675,282	14.03%	$477,643	4.0%	N/A	N/A
FirstBank	$1,835,445	15.39%	$477,056	4.0%	$596,320	5.0%

The Corporation enters into financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments may include commitments to extend credit and commitments to sell mortgage loans at fair value. As of September 30, 2018, commitments to extend credit amounted to approximately $1.3 billion, of which $664.4 million relates to credit card loans. Commercial and Financial standby letters of credit amounted to approximately $72.5 million. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Since certain commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. For most of the commercial lines of credit, the Corporation has the option to reevaluate the agreement prior to making additional disbursements. In the case of credit cards and personal lines of credit, the Corporation can cancel the unused credit facility at any time and without cause.

As of September 30, 2018, First BanCorp. and its subsidiaries were defendants in various legal proceedings arising in the ordinary course of business. On at least a quarterly basis, the Corporation assesses its liabilities and contingencies in connection with threatened and outstanding legal cases, matters and proceedings, utilizing the latest information available. For cases, matters and proceedings where it is both probable the Corporation will incur a loss and the amount can be reasonably estimated, the Corporation establishes an accrual for the loss. Once established, the accrual is adjusted as appropriate to reflect any relevant developments. For cases, matters or proceedings where a loss is not probable or the amount of the loss cannot be estimated, no accrual is established.

Any estimate involves significant judgment, given the varying stages of the proceedings (including the fact that some of them are currently in preliminary stages), the existence in some of the current proceedings of multiple defendants whose share of liability has yet to be determined, the numerous unresolved issues in the proceedings, and the inherent uncertainty of the various potential outcomes of such proceedings. Accordingly, the Corporation’s estimate will change from time-to-time, and actual losses may be more or less than the current estimate.

While the final outcome of legal cases, matters, and proceedings is inherently uncertain, based on information currently available, Management believes that the final disposition of the Corporation’s legal cases, matters or proceedings, to the extent not previously provided for, will not have a material negative adverse effect on the Corporation’s consolidated financial position as a whole. If management believes that, based on available information, it is at least reasonably possible that a material loss (or additional material loss in excess of any accrual) will be incurred in connection with any legal actions, the Corporation discloses an estimate of the possible loss or range of loss, either individually or in the aggregate, as appropriate, if such an estimate can be made, or discloses that an estimate cannot be made. Based on the Corporation’s assessment as of September 30, 2018, no such disclosures were necessary. However, in the event of unexpected future developments, it is possible that the ultimate resolution of these cases, matters and proceedings, if unfavorable, may be material to the Corporation’s consolidated financial position on a particular period.

Ramírez Torres, et al. v. Banco Popular de Puerto Rico, et al.  FirstBank Puerto Rico has been named Defendant in this Class Action Complaint, filed of February 17, 2017 at the Court of First Instance in San Juan, Puerto Rico. The Complaint seeks damages and preliminary injunctive relief on behalf of the purported class against Banco Popular de Puerto Rico and other financial institutions with insurance agency subsidiaries in Puerto Rico. Plaintiffs allege that Defendants have been unjustly enriched by failing to reimburse them  for "good experience" commissions allegedly paid by Antilles Insurance Company and Puerto Rico Home Insurance Company. On March 30, 2017, FirstBank Puerto Rico filed a Motion to Dismiss and a Motion for Declaratory Judgment and Third Party Complaint against Antilles Insurance Company and the Insurance Commissioner's Office. All other Defendants filed Motions to Dismiss.  Antilles Insurance Company filed a Motion against the Third Party Complaint filed by FirstBank Puerto Rico, which FirstBank Puerto Rico opposed. The Insurance Commissioner's Office filed a Motion for Summary Judgment. On July 28, 2017, the Court issued a Judgment granting the Motions to Dismiss filed by Defendants, dismissing the Complaint with prejudice, except the Third Party Complaint filed by FirstBank Puerto Rico which was dismissed without prejudice. On August 30, 2017, Plaintiffs filed an Appeal before the Puerto Rico Court of Appeals and FirstBank Puerto Rico filed its Opposition to Plaintiffs Appeal. On March 20, 2018, the Court of Appeals entered a Judgment revoking the lower court judgment. Oriental Bank filed for Reconsideration, which was denied. All other Defendants filed writs of Certiorari before the Puerto Rico Supreme Court on May 29, 2018. On June 26, 2018, the Puerto Rico Supreme Court issued Resolutions denying all writs of Certiorari filed by Defendants. Oriental Bank and Banco Popular were the only two banks that filed for reconsideration. Motions for Reconsideration were denied on October 10, 2018. Oriental Bank filed a Second Motion for Reconsideration on October 12, 2018. Therefore, the case will not be remanded to the Court of First Instance for the continuation of proceedings until Puerto Rico Supreme Court issues resolution regarding Oriental Bank’s Second Motion for Reconsideration.

NOTE 27 – FIRST BANCORP. (HOLDING COMPANY ONLY) FINANCIAL INFORMATION

The following condensed financial information presents the financial position of the Holding Company only as of September 30, 2018 and December 31, 2017 and the results of its operations for the quarters and nine-month periods ended September 30, 2018 and 2017.

Statements of Financial Condition

	As of September 30,	As of December 31,
	2018	2017

(In thousands)

Assets
Cash and due from banks	$20,940	$20,864
Money market investments	6,111	6,111
Other investment securities	285	285
Loans held for investment, net	-	191
Investment in FirstBank Puerto Rico, at equity	2,062,908	2,028,641
Investment in FirstBank Insurance Agency, at equity	16,738	12,400
Investment in FBP Statutory Trust I	1,963	2,698
Investment in FBP Statutory Trust II	3,561	3,561
Other assets	2,329	3,799
Total assets	$2,114,835	$2,078,550
Liabilities and Stockholdersʼ Equity
Liabilities:
Other borrowings	$184,150	$208,635
Accounts payable and other liabilities	3,270	818
Total liabilities	187,420	209,453
Stockholdersʼ equity	1,927,415	1,869,097
Total liabilities and stockholdersʼ equity	$2,114,835	$2,078,550

Statements of Income (Loss)

	Quarter Ended		Nine-Month Period Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(In thousands)		(In thousands)

Income:

Interest income on money market investments	$5	$5	$15	$15
Interest income on loans	105	-	105	-
Dividend income from banking subsidiary	2,900	1,800	28,284	5,400
Dividend income from non-banking subsidiaries	-	3,000	-	3,000
Other income	70	68	203	195
	3,080	4,873	28,607	8,610

Expense:
Other borrowings	2,315	2,139	6,635	6,166
Other operating expenses	624	814	1,851	2,480
	2,939	2,953	8,486	8,646

Gain on early extinguishment of debt	-	1,391	2,316	1,391

Income before income taxes and equity
in undistributed earnings (losses) of subsidiaries	141	3,311	22,437	1,355
Income tax expense	-	(45)	-	(45)
Equity in undistributed earnings (losses) of subsidiaries	36,182	(14,018)	78,066	41,477
Net income (loss)	$36,323	$(10,752)	$100,503	$42,787

Other Comprehensive (loss) income, net of tax	(10,780)	3,719	(42,272)	23,480
Comprehensive income (loss)	$25,543	$(7,033)	$58,231	$66,267

NOTE 28 – SUBSEQUENT EVENTS

   The Corporation has performed an evaluation of events occurring  subsequent to September 30, 2018; management has determined that there were no events occurring in this period that require disclosure in or adjustment to the accompanying financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)

SELECTED FINANCIAL DATA
	Quarter ended		Nine-Month Period Ended
(In thousands, except for per share and financial ratios)	September 30,		September 30,
	2018	2017	2018	2017
Condensed Income Statements:
Total interest income	$157,492	$147,995	$462,543	$440,597
Total interest expense	24,971	25,163	74,858	71,312
Net interest income	132,521	122,832	387,685	369,285
Provision for loan and lease losses	11,524	75,013	51,604	118,551
Non-interest income	18,523	18,645	61,779	47,437
Non-interest expenses	90,865	85,614	267,108	262,565
Income (loss) before income taxes	48,655	(19,150)	130,752	35,606
Income tax (expense) benefit	(12,332)	8,398	(30,249)	7,181
Net income (loss)	36,323	(10,752)	100,503	42,787
Net income (loss) attributable to common stockholders	35,654	(11,421)	98,496	40,780
Per Common Share Results:
Net earnings (loss) per common share-basic	$0.16	$(0.05)	$0.46	$0.19
Net earnings (loss) per common share-diluted	$0.16	$(0.05)	$0.45	$0.19
Cash dividends declared	$-	$-	$-	$-
Average shares outstanding	216,149	214,187	215,516	213,812
Average shares outstanding diluted	216,775	214,187	216,584	216,134
Book value per common share	$8.71	$8.41	$8.71	$8.41
Tangible book value per common share (1)	$8.52	$8.21	$8.52	$8.21
Selected Financial Ratios (In Percent):
Profitability:
Return on Average Assets	1.18	(0.36)	1.10	0.48
Interest Rate Spread	4.13	4.03	4.09	4.11
Net Interest Margin	4.54	4.33	4.48	4.40
Interest Rate Spread - tax equivalent basis (2)	4.32	4.16	4.27	4.26
Net Interest Margin - tax equivalent basis (2)	4.73	4.47	4.66	4.55
Return on Average Total Equity	7.69	(2.28)	7.28	3.11
Return on Average Common Equity	7.84	(2.32)	7.43	3.18
Average Total Equity to Average Total Assets	15.32	15.63	15.07	15.42
Tangible common equity ratio (1)	15.22	14.63	15.22	14.63
Dividend payout ratio	-	-	-	-
Efficiency ratio (3)	60.16	60.51	59.43	63.01
Asset Quality:
Allowance for loan and lease losses to total loans held for investment	2.30	2.60	2.30	2.60
Net charge-offs (annualized) to average loans (4)	1.52	0.80	1.27	1.40
Provision for loan and lease losses to net charge-offs	34.93	425.54	62.26	127.09
Non-performing assets to total assets (4)	4.28	5.26	4.28	5.26
Non-performing loans held for investment to total loans held for investment (4)	3.89	5.33	3.89	5.33
Allowance to total non-performing loans held for investment (4)	59.10	48.80	59.10	48.80
Allowance to total non-performing loans held for investment,
excluding residential real estate loans	109.79	78.37	109.79	78.37
Other Information:
Common Stock Price: End of period	$9.10	$5.12	$9.10	$5.12

	As of September 30, 2018	As of December 31, 2017

Balance Sheet Data:

Loans, including loans held for sale	$8,782,692	$8,883,456
Allowance for loan and lease losses	200,563	231,843
Money market and investment securities	2,295,884	2,095,177
Intangible assets	39,620	42,351
Deferred tax asset, net	272,261	294,809
Total assets	12,209,700	12,261,268
Deposits	9,148,243	9,022,631
Borrowings	974,150	1,223,635
Total preferred equity	36,104	36,104
Total common equity	1,954,198	1,853,608
Accumulated other comprehensive loss, net of tax	(62,887)	(20,615)
Total equity	1,927,415	1,869,097

______________
(1)	Non-GAAP financial measures. See "Risk Management - Capital" below for additional information about the components and a reconciliation of these measures.
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

EXECUTIVE SUMMARY

First BanCorp. is a diversified financial holding company headquartered in San Juan, Puerto Rico offering a full range of financial products to consumers and commercial customers through various subsidiaries. First BanCorp. is the holding company (the “Holding Company”) of FirstBank Puerto Rico (“FirstBank” or the “Bank”) and FirstBank Insurance Agency. Through its wholly-owned subsidiaries, the Corporation operates offices in Puerto Rico, the United States Virgin Islands (the “USVI”) and British Virgin Islands (the “BVI”), and the State of Florida (USA), concentrating on commercial banking, residential mortgage loan originations, finance leases, credit cards, personal loans, small loans, auto loans, and insurance agency and broker-dealer activities.

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

     The Corporation had net income of $36.3 million, or $0.16 per diluted common share, for the quarter ended September 30, 2018, compared to a net loss of $10.8 million, or $0.05 per diluted common share, for the same period in 2017.

The key drivers of the Corporation’s GAAP financial results for the quarter ended September 30, 2018, compared to the same period in 2017, include the following:

•          Net interest income increased by $9.7 million to $132.5 million for the quarter ended September 30, 2018, compared to $122.8 million for the same period in 2017.  The increase in net interest income was driven primarily by: (i) a $3.0 million increase in interest income on investment securities, primarily due to the gradual reinvestment of liquidity in higher-yielding U.S. agencies debt and mortgage-backed securities; (ii) a $2.9 million increase in interest income on commercial and construction loans, primarily associated with the upward repricing of variable-rate commercial loans; (iii) a $2.3 million increase in interest income on consumer loans, primarily due to an $81.4 million increase in the average balance of this portfolio and a lower amount of inflows of consumer loans to non-performing status; and (iv) a $1.8 million increase in interest income from interest-bearing cash balances, primarily deposits maintained at the Federal Reserve Bank of New York (“New York FED”), due to both a higher average balance of interest-bearing cash and increases in the Federal Funds target rate.

The net interest margin increased to 4.54% for the third quarter of 2018, compared to 4.33% for the same period a year ago, primarily related to the upward repricing of variable rate commercial loans, an improved funding mix, driven by the growth in non-interest-bearing deposits and reductions in brokered certificates of deposit (“CDs”), repurchase agreements, and subordinated debentures, liquidity reinvested in higher-yielding investment securities, and the effect of a lower amount of inflows of consumer and residential mortgage loans to non-performing status. See “Results of Operations - Net Interest Income” below for additional information.

•          The provision for loan and lease losses decreased by $63.5 million to $11.5 million for the third quarter of 2018, compared to $75.0 million for the same period in 2017.  The decrease was driven by the effect in the third quarter of 2017 of the establishment of a $66.5 million qualitative reserve related to the initial loss estimate of the impact of Hurricanes Irma and Maria, partially offset by a $10.1 million charge to the provision associated with $17.3 million in non-performing commercial and construction loans transferred to held for sale in the third quarter of 2018.

Net charge-offs totaled $33.0 million for the third quarter of 2018, or 1.52% of total average loans on an annualized basis, compared to $17.6 million, or 0.80% of average loans for the same period in 2017.  The increase primarily reflects the effect in the third quarter of 2018 of charge-offs amounting to $12.5 million, or 0.57% of total average loans on an annualized basis, taken on loans transferred to held for sale.   See “Results of Operations - Provision for Loan and Lease Losses” and

“Risk Management – Allowance for Loan and Lease Losses and Non-Performing Assets” below for an analysis of the allowance for loan and lease losses and non-performing assets and related ratios.

•          The Corporation recorded non-interest income of $18.5 million for the third quarter of 2018, compared to $18.6 million for the same period in 2017.  The decrease in non-interest income was primarily due to a $2.7 million net loss from sales of $24.5 million of non-performing commercial and construction loans held for sale in the third quarter of 2018, and the effect in the third quarter of 2017 of a $1.4 million gain on the repurchase and cancellation of $7.3 million in trust-preferred securities.  These variances were partially offset by a $1.4 million increase in revenues from mortgage banking activities, a   $1.1 million increase in transaction fee income from credit and debit card interchange fees and merchant-related transactions, a $0.5 million gain recorded in the third quarter of 2018 on the sale of fixed assets of a closed banking branch in Puerto Rico, and a $0.5 million gain from hurricane-related insurance proceeds in the third quarter of 2018.  See “Results of Operation - Non-Interest Income” below for additional information.

•          Non-interest expenses for the third quarter of 2018 were $90.9 million, compared to $85.6 million for the same period in 2017.  The increase was driven by: (i) a $3.0 million increase in losses on other real estate owned (“OREO”) operations, primarily reflecting a $1.4 million increase in adverse fair value adjustments and $0.8 million in lower income recognized from rental payments associated with income-producing commercial properties; (ii) a $2.1 million increase in employees’ compensation and benefits expenses reflecting, among other things, the effect in the third quarter of 2017 of expected insurance recoveries of $1.4 million associated with payroll costs incurred when Hurricanes Irma and Maria precluded employees from working in 2017, and a $0.9 million increase related to salary merit increases and other adjustments resulting from the annual salary review process that took effect in July 2018; and (iii) a $1.1 million increase in advertising, public relations, promotions and sponsorship activities.

These increases were partially offset by a $1.1 million decrease in the Federal Deposit Insurance Corporation (“FDIC”) insurance premium expense reflecting, among other things, the effect of improved core earnings trends, reductions in brokered CDs, higher liquidity levels tied to the growth in non-interest bearing deposits, and an improvement in the risk profile of the Bank’s balance sheet, and (ii) a $0.5 million decrease in professional service fees.  See “Results of Operation - Non-Interest Expenses” below for additional information.

•          For the third quarter of 2018, the Corporation recorded an income tax expense of $12.3 million, compared to an income tax benefit of $8.4 million for the same period in 2017.  The variance reflects the effect in the third quarter of 2017 of a tax benefit resulting from the establishment of a qualitative allowance for loans and lease losses associated with Hurricanes Irma and Maria.  The Corporation’s estimated annual effective tax rate for the first nine months of 2018, excluding entities from which a tax benefit cannot be recognized and discrete items, was 26%, compared to 20% for the first nine months of 2017.  The estimated annual effective tax rate, including all entities for 2018, was 24% (25% excluding discrete items), compared to -2% for the first nine months of 2017 (21% excluding discrete items, primarily the tax benefit resulting from the change in the tax status of certain subsidiaries discussed below).  As of September 30, 2018, the Corporation had a net deferred tax asset of $272.3 million (net of a valuation allowance of $183.2 million).  See “Results of Operation - Income Taxes” below for additional information.

•          As of September 30, 2018, total assets were $12.2 billion, a decrease of $51.6 million from December 31, 2017.  The decrease primarily reflects a $100.8 million decrease in total loans, reflecting reductions of $107.1 million and $51.9 million in the Puerto Rico and Virgin Islands regions, respectively, partially offset by a $58.3 million increase in the Florida region.  The commercial and construction loan portfolio decreased by $116.2 million reflecting the effect of thirteen large commercial loans totaling $135.4 million paid off during 2018, the sale of five large commercial loans totaling $49.7 million, significant payments received, including payments that reduced the outstanding balance of three commercial lines of credit in Puerto Rico by $23.9 million, and charge-offs taken in 2018 (including charge-offs totaling $22.2 million taken on non-performing loans transferred to held for sale during 2018), partially offset by new loan originations in both Florida and Puerto Rico regions.  In addition, the residential mortgage loan portfolio decreased by $86.1 million, including the effect of a $9.8 million sale of seasoned residential mortgage loans in the secondary market.  These variances were partially offset by a $101.5 million increase in consumer loans, primarily auto and personal loans in Puerto Rico.

In addition, the balance of in cash and cash equivalents decreased by $59.6 million, largely driven by liquidity used for the repayment of $477.7 million of maturing brokered CDs, the repayment of $200 million of repurchase agreements, the repurchase of $23.8 million of trust preferred securities, the repayment of a $25.0 million advance from the Federal Home Loan Bank of New York (“FHLB”), and liquidity reinvested in higher-yielding U.S. agencies debt and mortgage-backed securities, partially offset by liquidity obtained from the growth in non-interest bearing deposits.

The aforementioned decreases were partially offset by a $113.5 million increase in total investment securities, driven by purchases of U.S. agencies debt and mortgage-backed securities totaling $424.9 million, partially offset by prepayments of

$145.2 million of U.S. agencies pass-through residential mortgage-backed securities, $97.5 million of U.S. agencies’ debt securities matured during 2018, and a $42.3 million decrease in the fair value of available for sale investment securities.

See “Financial Condition and Operating Data Analysis – Assets” below for additional information.

•          As of September 30, 2018, total liabilities were $10.3 billion, a decrease of $109.9 million from December 31, 2017.  The decrease was mainly due to: (i) a $476.7 million decrease in brokered CDs, (ii) the repayment of $200 million of repurchase agreements, (iii) the repayment at maturity of a $25.0 million advance from the FHLB, and (iv) the repurchase of $23.8 million of trust-preferred securities.  These reductions were partially offset by a $358.6 million increase in deposits, excluding government deposits and brokered CDs, primarily reflected in non-interest-bearing deposits, and a $242.8 million increase in government deposits.  Hurricane-related factors, such as the effect of disaster relief funds and settlements of insurance claims, contributed to this growth in core deposits.  See “Risk Management - Liquidity Risk and Capital Adequacy” below for additional information about the Corporation’s funding sources.

•          As of September 30, 2018, the Corporation’s stockholders’ equity was $1.9 billion, an increase of $58.3 million from December 31, 2017.  The increase was mainly driven by the earnings generated in the first nine months of 2018, partially offset by the decrease in the fair value of available-for-sale investment securities recorded as part of other comprehensive loss.  The Corporation’s Total Capital, Common Equity Tier 1 Capital, Tier 1 Capital and Leverage ratios calculated under the Basel III rules as in effect were 23.85%, 20.13%, 20.54%, and 14.85%, respectively, as of September 30, 2018, compared to Total Capital, Common Equity Tier 1 Capital, Tier 1 Capital and Leverage ratios of 22.53%, 18.96%, 18.97%, and 14.03%, respectively, as of December 31, 2017.  See “Risk Management - Capital” below for additional information.

•          Total loan production, including purchases, refinancings, renewals and draws from existing revolving and non-revolving commitments, was $794.6 million for the quarter ended September 30, 2018, excluding the utilization activity on outstanding credit cards, compared to $589.7 million for the same period in 2017.  Total loan originations in the Puerto Rico region of $646.1 million for the third quarter of 2018 increased by $229.1 million compared with the third quarter of 2017.  The growth in loan originations in the Puerto Rico region consisted of increases of $100.0 million, $94.7 million and $34.4 million in commercial, consumer, and residential mortgage loan originations, respectively.  In addition, total loan originations in the Virgin Islands of $19.3 million for the third quarter of 2018 increased by $11.2 million compared to the third quarter of 2017. Total loan originations in the Florida region decreased by $35.4 million to $129.2 million for the third quarter of 2018, primarily reflected in lower commercial and residential mortgage loan originations.

•          Total non-performing assets were $522.8 million as of September 30, 2018, a decrease of $127.8 million from December 31, 2017.  The decrease was mainly due to: (i) the restoration to accrual status of two large commercial loans totaling $69.7 million, (ii) sales of $34.9 million of non-performing commercial and construction loans held for sale, (iii) collections on commercial and construction non-performing loans of $27.2 million, (iv) commercial and construction non-performing loan charge-offs totaling $36.5 million, (v) a $21.6 million decrease in residential non-performing loans, and (vi) a $12.7 million decrease in the OREO portfolio balance.  These variances were partially offset by the inflow of two large commercial mortgage loans totaling $68.4 million tied to a legacy commercial loan relationship that operates in both the Florida and Puerto Rico regions with independent sources of repayment.

•          Adversely classified commercial and construction loans, including loans held for sale, decreased by $55.4 million to $427.0 million as of September 30, 2018, driven primarily by the sale of four large commercial and construction loans totaling $40.5 million, the upgrade in the credit risk classification of several commercial loans totaling $79.0 million, and collections and charge-offs recorded during the first nine months of 2018.  These variances were partially offset by the downgrade in the credit risk classification of three large commercial loans totaling $108.7 million, including the aforementioned $68.4 million in two large commercial mortgage loans classified as non-performing during 2018.

The Corporation’s financial results for the third quarter and first nine months of 2018 and 2017 included the following items that management believes are not reflective of core operating performance, are not expected to reoccur with any regularity or may reoccur at uncertain times and in uncertain amounts (the “Special Items”):

Quarter and Nine-Month Period Ended September 30, 2018

•          Net loan loss reserve releases of $2.8 million ($1.7 million after-tax) for the third quarter of 2018 and $11.2 million ($6.9 million after-tax) for the first nine months of 2018 in connection with revised estimates of the qualitative reserves associated with the effects of Hurricanes Maria and Irma.  See “Results of Operations - Provision for Loan and Lease Losses” below for additional information.

•          Gain of $0.5 million ($0.3 million after-tax) recorded in the third quarter of 2018 resulting from hurricane-related insurance proceeds in excess of fixed-asset impairment charges.

•          Hurricane-related expenses of $0.5 million ($0.3 million after-tax) for the third quarter of 2018 and $2.8 million ($1.7 million after-tax) for the first nine months of 2018.

•          Gain of $2.3 million recorded in the first quarter of 2018 on the repurchase and cancellation of $23.8 million in trust-preferred securities, reflected in the consolidated statement of income (loss) as “Gain on early extinguishment of debt.”  The gain, realized at the holding company level, had no effect on the income tax expense in 2018.  See “Results of Operation - Non-Interest Income” below for additional information.

Quarter and Nine-Month Period Ended September 30, 2017

•          Charge to the provision for loan and lease losses of $66.5 million ($40.6 million after-tax) related to the establishment of qualitative reserves associated with the effects of Hurricanes Irma and Maria in the third quarter of 2017.

•          Hurricane-related expenses of $0.6 million ($0.4 million after-tax) recorded in the third quarter of 2017.

•          Expected insurance recoveries of $1.7 million for compensation and rental costs that the Corporation incurred when Hurricanes Irma and Maria precluded employees from working during September 2017.

•          Gain of $1.4 million recorded in the third quarter of 2017 on the repurchase and cancellation of $7.3 million in trust-preferred securities, reflected in the statement of income (loss) as “Gain on early extinguishment of debt.” The gain, realized at the Holding Company level, had no effect on the income tax expense in 2017. Refer to the Non-Interest Income discussion below for additional information. See “Results of Operation - Non-Interest Income” below for additional information.

•          Costs of $0.1 million for the third quarter of 2017 and $0.4 million for the first nine months of 2017 associated with secondary offerings of the Corporation’s common stock by certain stockholders, which were completed in the first and third quarters of 2017. The costs, incurred at the Holding Company level, had no effect on the income tax expense in 2017.

•          Partial recovery of $0.4 million of previously recorded other-than-temporary impairment (“OTTI”) charges on non-performing bonds of the Government Development Bank for Puerto Rico (the “GDB”) and the Puerto Rico Public Buildings Authority sold in the second quarter of 2017, reflected in the statement of income (loss) as part of “Net gain on sale of investments.”  No tax expense was recognized for the recovery on the sale of bonds in 2017.

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

      The following table reconciles for the third quarter and first nine months of 2018 and 2017 the reported net  income (loss) to adjusted net income, a non-GAAP financial measure that excludes the Special Items identified above:

	Quarter ended September 30,		Nine-month period ended September 30,

	2018	2017	2018	2017
(In thousands)
Net income, as reported (GAAP)	$36,323	$(10,752)	$100,503	$42,787
Adjustments:
Hurricane-related loan loss reserve (release) provision	(2,781)	66,490	(11,245)	66,490
Hurricane related gain from insurance proceeds	(478)	-	-	-
Hurricane-related expenses	533	599	2,783	599
Hurricane-related idle time payroll and rental costs expected insurance recoveries	-	(1,662)	-	(1,662)
Recovery of previously recorded OTTI charges on Puerto Rico
government debt securities sold	-	-	-	(371)
Gain on repurchase and cancellation of trust preferred securities	-	(1,391)	(2,316)	(1,391)
Income tax benefit related to change in tax-status of certain subsidiaries	-	-	-	(13,161)
OTTI on debt securities	-	-	-	12,231
Secondary offering costs	-	118	-	392
Income tax impact of adjustments (1)	1,063	(26,048)	4,203	(26,165)
Adjusted net income (Non-GAAP) (2)	$34,660	$27,354	$93,928	$79,749

(1) See "Basis of Presentation" for the individual tax impact for each reconciling item.

(2) The Corporation is no longer considering the effect of loans transferred to held for sale as a special item, and, thus, this effect is no longer presented as an adjustment from GAAP to non-GAAP financial measures such as adjusted net income and adjusted provision to net-charge-offs ratio.

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

RESULTS OF OPERATIONS

Net Interest Income

Net interest income is the excess of interest earned by First BanCorp. on its interest-earning assets over the interest incurred on its interest-bearing liabilities. First BanCorp.’s net interest income is subject to interest rate risk due to the repricing and maturity mismatch of the Corporation’s assets and liabilities. Net interest income for the quarter and nine-month period ended September 30, 2018 was $132.5 million and $387.7 million, respectively, compared to $122.8 million and $369.3 million for the comparable periods in 2017. On a tax-equivalent basis and excluding the changes in the fair value of derivative instruments, net interest income for the quarter and nine-month period ended September 30, 2018 was $137.9 million and $403.0 million, respectively, compared to $126.6 million and $382.2 million for the comparable periods in 2017.

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

The net interest income is computed on an adjusted tax-equivalent basis and excluding the change in the fair value of derivative instruments. A definition and a reconciliation of this non-GAAP financial measure is presented below.

Part I

	Average Volume		Interest income (1) / expense		Average Rate (1)
Quarter ended September 30,	2018	2017	2018	2017	2018	2017

(Dollars in thousands)

Interest-earning assets:
Money market & other short-term investments	$661,374	$428,639	$3,166	$1,293	1.90%	1.20%
Government obligations (2)	785,400	657,119	7,174	4,487	3.62%	2.71%
Mortgage-backed securities	1,402,554	1,264,155	11,219	9,594	3.17%	3.01%
FHLB stock	39,778	42,682	687	511	6.85%	4.75%
Other investments	3,042	2,703	5	2	0.65%	0.29%
Total investments (3)	2,892,148	2,395,298	22,251	15,887	3.05%	2.63%

Residential mortgage loans	3,165,250	3,263,348	42,601	43,132	5.34%	5.24%
Construction loans	122,186	134,842	1,233	1,219	4.00%	3.59%
Commercial and Industrial and Commercial mortgage loans	3,576,886	3,726,341	48,269	45,273	5.35%	4.82%
Finance leases	295,866	244,149	5,575	4,346	7.48%	7.06%
Consumer loans	1,516,432	1,486,726	42,976	41,927	11.24%	11.19%
Total loans (4) (5)	8,676,620	8,855,406	140,654	135,897	6.43%	6.09%
Total interest-earning assets	$11,568,768	$11,250,704	$162,905	$151,784	5.59%	5.35%

Interest-bearing liabilities:
Brokered CDs	$763,988	$1,244,355	$3,495	$4,711	1.81%	1.50%
Other interest-bearing deposits	6,050,621	5,904,022	13,484	12,187	0.88%	0.82%
Other borrowed funds	323,280	515,202	4,648	5,056	5.70%	3.89%
FHLB advances	692,174	740,663	3,344	3,209	1.92%	1.72%
Total interest-bearing liabilities	$7,830,063	$8,404,242	$24,971	$25,163	1.27%	1.19%

Net interest income			$137,934	$126,621

Interest rate spread					4.32%	4.16%

Net interest margin					4.73%	4.47%

	Average Volume		Interest income (1) / expense		Average Rate (1)
Nine-Month Period Ended September 30,	2018	2017	2018	2017	2018	2017

(Dollars in thousands)

Interest-earning assets:
Money market & other short-term investments	$686,886	$334,964	$8,809	$2,504	1.71%	1.00%
Government obligations (2)	801,954	694,701	20,470	13,382	3.41%	2.58%
Mortgage-backed securities	1,325,780	1,296,979	32,669	33,697	3.29%	3.47%
FHLB stock	40,505	39,843	2,036	1,460	6.72%	4.90%
Other investments	2,795	2,701	9	6	0.43%	0.30%
Total investments (3)	2,857,920	2,369,188	63,993	51,049	2.99%	2.88%

Residential mortgage loans	3,195,572	3,265,031	128,793	131,090	5.39%	5.37%
Construction loans	120,734	139,829	3,261	3,821	3.61%	3.65%
Commercial and Industrial and Commercial mortgage loans	3,630,655	3,737,072	141,807	130,035	5.22%	4.65%
Finance leases	276,158	239,418	15,136	12,993	7.33%	7.26%
Consumer loans	1,492,579	1,479,026	124,907	124,533	11.19%	11.26%
Total loans (4) (5)	8,715,698	8,860,376	413,904	402,472	6.35%	6.07%
Total interest-earning assets	$11,573,618	$11,229,564	$477,897	$453,521	5.52%	5.40%

Interest-bearing liabilities:
Brokered CDs	$892,980	$1,321,853	$11,715	$14,211	1.75%	1.44%
Other interest-bearing deposits	6,051,197	5,899,081	39,209	35,007	0.87%	0.79%
Other borrowed funds	373,639	515,855	13,808	14,471	4.94%	3.75%
FHLB advances	707,308	659,253	10,126	7,623	1.91%	1.55%
Total interest-bearing liabilities	$8,025,124	$8,396,042	$74,858	$71,312	1.25%	1.14%

Net interest income			$403,039	$382,209

Interest rate spread					4.27%	4.26%

Net interest margin					4.66%	4.55%

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
(5)

Interest income on loans includes $1.8 million and $1.7 million for the quarters ended September 30, 2018 and 2017, respectively, and $5.7 million and $5.9 million for the nine-month periods ended September 30, 2018 and 2017, respectively, of income from prepayment penalties and late fees related to the Corporation’s loan portfolio.

Part II

	Quarter ended September 30,			Nine-Month Period Ended September 30,
	2018 compared to 2017			2018 compared to 2017
	Increase (decrease)			Increase (decrease)
	Due to:			Due to:
(In thousands)	Volume	Rate	Total	Volume	Rate	Total

Interest income on interest-earning assets:
Money market & other short-term investments	$900	$973	$1,873	$3,751	$2,554	$6,305
Government obligations	984	1,703	2,687	2,282	4,806	7,088
Mortgage-backed securities	1,088	537	1,625	732	(1,760)	(1,028)
FHLB stock	(41)	217	176	25	551	576
Other investments	-	3	3	-	3	3
Total investments	2,931	3,433	6,364	6,790	6,154	12,944
Residential mortgage loans	(1,300)	769	(531)	(2,799)	502	(2,297)
Construction loans	(120)	134	14	(516)	(44)	(560)
Commercial and Industrial and Commercial mortgage loans	(1,888)	4,884	2,996	(3,957)	15,729	11,772
Finance leases	963	266	1,229	2,012	131	2,143
Consumer loans	841	208	1,049	1,140	(766)	374
Total loans	(1,504)	6,261	4,757	(4,120)	15,552	11,432
Total interest income	1,427	9,694	11,121	2,670	21,706	24,376
Interest expense on interest-bearing liabilities:
Brokered CDs	(1,997)	781	(1,216)	(5,129)	2,633	(2,496)
Other interest-bearing deposits	308	989	1,297	921	3,281	4,202
Other borrowed funds	(2,304)	1,896	(408)	(4,634)	3,971	(663)
FHLB advances	(220)	355	135	587	1,916	2,503
Total interest expense	(4,213)	4,021	(192)	(8,255)	11,801	3,546
Change in net interest income	$5,640	$5,673	$11,313	$10,925	$9,905	$20,830

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

    The following table reconciles net interest income in accordance with GAAP to net interest income, excluding valuations, and net interest income on an adjusted tax-equivalent basis.  The table also reconciles net interest spread and net interest margin on a GAAP basis to these items excluding valuations and on an adjusted tax-equivalent basis:

	Quarter Ended		Nine-Month Period Ended
(Dollars in thousands)	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017

Interest Income - GAAP	$157,492	$147,995	$462,543	$440,597
Unrealized loss on derivative instruments	-	-	-	1
Interest income excluding valuations	157,492	147,995	462,543	440,598
Tax-equivalent adjustment	5,413	3,789	15,354	12,923
Interest income on a tax-equivalent basis excluding valuations	162,905	151,784	477,897	453,521

Interest Expense - GAAP	24,971	25,163	74,858	71,312

Net interest income - GAAP	$132,521	$122,832	$387,685	$369,285

Net interest income excluding valuations - Non-GAAP	$132,521	$122,832	$387,685	$369,286

Net interest income on a tax-equivalent basis excluding valuations - Non-GAAP	$137,934	$126,621	$403,039	$382,209

Average Balances
Loans and leases	$8,676,620	$8,855,406	$8,715,698	$8,860,376
Total securities, other short-term investments and interest-bearing cash balances	2,892,148	2,395,298	2,857,920	2,369,188
Average Interest-Earning Assets	$11,568,768	$11,250,704	$11,573,618	$11,229,564

Average Interest-Bearing Liabilities	$7,830,063	$8,404,242	$8,025,124	$8,396,042

Average Yield/Rate
Average yield on interest-earning assets - GAAP	5.40%	5.22%	5.34%	5.25%
Average rate on interest-bearing liabilities - GAAP	1.27%	1.19%	1.25%	1.14%
Net interest spread - GAAP	4.13%	4.03%	4.09%	4.11%
Net interest margin - GAAP	4.54%	4.33%	4.48%	4.40%

Average yield on interest-earning assets excluding valuations - Non-GAAP	5.40%	5.22%	5.34%	5.25%
Average rate on interest-bearing liabilities	1.27%	1.19%	1.25%	1.14%
Net interest spread excluding valuations - Non-GAAP	4.13%	4.03%	4.09%	4.11%
Net interest margin excluding valuations - Non-GAAP	4.54%	4.33%	4.48%	4.40%

Average yield on interest-earning assets on a tax-equivalent basis
and excluding valuations - Non-GAAP	5.59%	5.35%	5.52%	5.40%
Average rate on interest-bearing liabilities	1.27%	1.19%	1.25%	1.14%
Net interest spread on a tax-equivalent basis and excluding valuations - Non-GAAP	4.32%	4.16%	4.27%	4.26%
Net interest margin on a tax-equivalent basis and excluding valuations - Non-GAAP	4.73%	4.47%	4.66%	4.55%

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

For the quarter and nine-month period ended September 30, 2018, net interest income increased $9.7 million to $132.5 million, and $18.4 million to $387.7 million, respectively, compared to the same periods in 2017. The $9.7 million increase in net interest income for the third quarter of 2018, compared to the same period in 2017, was primarily due to:

•          A $3.0 million increase in interest income on investment securities, primarily due to a $266.7 million increase in the average balance of U.S. agencies debt and mortgage-backed securities.  The higher average volume reflects the gradual reinvestment of liquidity in higher-yielding securities, including the effect of purchases during the first nine months of 2018 of $424.9 million of U.S. agencies debt and mortgage-backed securities with an average yield of 3.08%.

•          A $2.9 million increase in interest income on commercial and construction loans, primarily associated with the upward repricing of variable-rate commercial loans.

•          A $2.3 million increase in interest income on consumer loans, primarily due to an $81.4 million increase in the average balance of this portfolio and a lower amount of inflows of consumer loans to non-performing status during the third quarter of 2018 as compared with the same period a year ago.

•          A $1.8 million increase in interest income from interest-bearing cash balances due to both an increase of $141.5 million in the average balance of deposits maintained at the New York FED and increases in the Federal Funds target rate.  A growth in non-interest-bearing deposits provided higher liquidity levels in the third quarter of 2018, as compared to the same period a year ago.  In addition, the Federal Funds target rate has increased four times since the end of the third quarter of 2017 from a range of 1.00%-1.25% to its current range of 2.00%-2.25%.

•          A $0.2 million decrease in interest expense, primarily due to a decrease of $574.1 million in the average balance of interest-bearing liabilities, primarily brokered CDs and repurchase agreements.  Over the last 12 months, the Corporation repaid $680.8 million of maturing brokered CDs with an all-in cost of 1.33% and new issuances amounted to $98.2 million with an all-in cost of 1.81%.  While the Corporation continues to reduce its reliance on brokered CDs, it is increasing the core deposit base.  For the third quarter of 2018, the average balance of non-brokered interest-bearing-deposits increased by $146.6 million and the average balance of non-interest-bearing deposits increased by $745.5 million, as compared to the same period in 2017. In addition, during the third quarter of 2017, the Corporation repaid at maturity a $100 million repurchase agreement that carried a cost of 3.11% and an additional $100 million repurchase agreement carried at a cost of 1.96% was repaid in the third quarter of 2018. The decrease in interest expense attributable to lower average balances of brokered CDs and borrowings was partially offset by the effect of higher market interest rates on the cost of retail CDs, commercial money market accounts tied to variable short-term interest rates, and variable-rate repurchase agreements and subordinated debentures.

Partially offset by:

•          A $0.5 million decrease in interest income on residential mortgage loans, primarily associated with a $98.1 million decrease in the average balance of this portfolio, partially offset by a lower amount of inflows of residential mortgage loans to non-performing status during the third quarter of 2018 as compared with the same period a year ago.

The $18.4 million increase in net interest income for the first nine months of 2018, compared to the same period in 2017, was primarily due to:

•          An $11.0 million increase in interest income on commercial and construction loans, primarily associated with the upward repricing of variable rate commercial loans.

•          A $6.3 million increase in interest income from interest-bearing cash balances due to both an increase of $276.2 million in the average balance of deposits maintained at the New York FED and the aforementioned increases in the Federal Funds target rate.

•          A $4.5 million increase in interest income on investment securities, primarily due to the gradual reinvestment of liquidity in higher-yielding U.S. agencies debt securities. The average balance of investment securities, primarily U.S. agencies debt and mortgage-backed securities, increased by $136.8 million in the first nine months of 2018, as compared to the same period a year ago.

•          A $2.5 million increase in interest income on consumer loans, mainly due to a $50.3 million increase in the average balance of this portfolio in the first nine months of 2018, as compared to the same period in 2017, primarily auto loans and finance leases.

Partially offset by:

•          A $3.5 million increase in interest expense driven by: (i) a $4.2 million increase in interest expense on non-brokered interest-bearing deposits, driven by higher market interest rates on the cost of retail CDs and commercial money market accounts tied to variable short-term interest rates, and (ii) a $2.5 million increase in interest expense on FHLB advances reflecting an increase of $48.1 million in the average balance and the effect of a higher reliance in the use of short-term advances during 2017.  The aforementioned increases were partially offset by a $2.5 million decrease in interest expense on brokered CDs, primarily related to a $428.9 million decrease in the average balance that offset higher costs of new issuances in the first nine months of 2017.  There were no new brokered CDs issued during 2018.

•          A $2.2 million decrease in interest income on residential mortgage loans, primarily associated with a $69.5 million decrease in the average balance of this portfolio.

The net interest margin increased by 21 basis points to 4.54% for the third quarter of 2018, compared to the same period in 2017, and increased by 8 basis points to 4.48% for the first nine months of 2018, compared to the same period in 2017.  The increase was primarily driven by the upward repricing of variable rate commercial loans, the gradual reinvestment of liquidity in higher-yielding securities, and an improved funding mix, driven by the increase in the proportion of interest-earning assets funded by the growth in non-interest-bearing deposits.

On an adjusted tax-equivalent basis, net interest income for the quarter ended September 30, 2018 increased by $11.3 million to $137.9 million, compared to the same period in 2017, and by $20.8 million to $403.0 million for the first nine months of 2018, compared to the same period in 2017. In addition to the facts discussed above, the increase in the third quarter of 2018, as compared to the same period in 2017, also includes an increase of $1.6 million in the tax-equivalent adjustment related to the increased interest income of tax-exempt U.S. agencies’ debt and mortgage-backed securities.  For the first nine months of 2018, the tax equivalent adjustment increased by $2.4 million, as compared to the same period in 2017.

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

As described in Note 2 – Update on Effects of Natural Disasters, in the consolidated financial statements, two strong hurricanes affected the Corporation’s service areas during September 2017.  These hurricanes caused widespread property damage, flooding, power outages, and water and communication service interruptions, and severely disrupted normal economic activity in the affected areas.  During the third quarter of 2017, the Corporation recorded a $66.5 million charge to the provision related to the establishment of qualitative reserves associated with the effects of Hurricanes Irma and Maria.  Models were developed based on a regression modeling approach in which relationships between portfolio-level loss rates and key economic indicators were derived based on historical behavior.  Accordingly, the qualitative reserves were determined based on the estimated effect that the hurricanes could have on employment levels and economic activity in the Corporation’s service areas, and the time that it could take for the affected regions to return to a more normalized operating environment.  For large commercial and construction loan relationships, loan officers performed individual reviews of the effect of the hurricanes on these borrowers’ sources of repayments.  These large relationships were analyzed and divided into three hurricane-affected categories (i.e., Low, Medium and High).  This stratification was used to stress the general reserve loss factors applicable to these loans to reflect higher default probabilities than those reflected in the historical data.  For commercial and construction loans not individually reviewed, as well as residential and consumer loans, the hurricane-related qualitative reserves were determined following the above-mentioned qualitative hurricane-related model with resulting loss factors applied to the overall performing balance of each portfolio.

Relationship officers have continued to closely monitor the performance of hurricane-affected commercial loan customers during 2018.  Information provided by these commercial loan officers, including information derived from regularly scheduled annual reviews, and statistics on the performance of consumer and residential credits were factored into the determination of the allowance for loan and lease losses as of September 30, 2018.  Although the identification and evaluation of hurricane-affected credits has been completed, management’s assessment of the hurricanes’ effect is still subject to uncertainties, both those specific to some individual customers, such as the resolution of insurance claims, and those applicable to the overall economic prospects of the hurricane-affected areas as a whole.   During the third quarter of 2018, the Corporation performed additional procedures to evaluate the adequacy of the qualitative reserves, including the consideration of updated payment patterns and probability of default credit risk analyses applied to consumer loan borrowers subject to payment deferral programs that expired early in 2018.

During the third quarter and nine-month period ended September 30, 2018, the Corporation recorded a net loan loss reserve release of $2.8 million and $11.2 million, respectively, in connection with revised estimates associated with the effects of the hurricanes.  In addition to the above-mentioned updated assessments of financial performance and repayment prospects of certain individually-assessed commercial credits and updated payment patterns and probability of default credit risk analyses applied to consumer borrowers that were subject to payment deferral programs, the reserve releases in 2018 reflect the effect of payments received during the first nine months of 2018 that reduced the balance of the consumer and residential mortgage loan portfolios outstanding on the dates of the hurricanes.  As of September 30, 2018, the hurricane-related qualitative allowance amounted to $24.9 million.  With the ongoing collection of information on individual commercial customers and statistics on the consumer and residential mortgage loan portfolios, the loss estimate will be revised as needed.

On a non-GAAP basis, excluding the effect of the reserve release associated with revised estimates of the hurricane-related qualitative allowance in the third quarter of 2018 and the establishment of the hurricane-related qualitative reserve in the third quarter of 2017, the adjusted provision for loan and lease losses increased by $5.8 million to $14.3 million for the third quarter of 2018, as compared to the provision of $8.5 million for the third quarter of 2017.  The $5.8 million increase in the adjusted provision was driven by:

•          A $24.4 million increase in the adjusted provision for commercial and construction loans, primarily due to a $10.1 million charge related to non-performing loans transferred to held for sale in the third quarter of 2018 and the effect in the third quarter of 2017 of reserve releases of approximately $10.1 million primarily attributable to both lower specific reserve requirements on certain impaired commercial and industrial loans and improvements in historical loss rates used for the general reserve calculation.  During the third quarter of 2018, the Corporation transferred to held for sale several non-performing commercial and construction loans.  The aggregate recorded investment in these loans of $29.8 million was written down to $17.3 million, which resulted in charge-offs of $12.5 million and the incremental loss of $10.1 million reflected in the provision for loan and lease losses for the third quarter of 2018.

Partially offset by:

•          A $9.4 million decrease in the adjusted provision for consumer loans, as approximately $10.9 million of the consumer loan charge-offs recorded in the third quarter of 2018 were taken against previously-established qualitative reserves associated with Hurricanes Irma and Maria.  These charge-offs were directly linked to the performance of consumer borrowers that were subject to payment deferral programs.

•          A $9.2 million decrease in the adjusted provision for residential mortgage loans, mainly related to the decline in non-performing and delinquency loan levels, the overall decrease in the size of this portfolio, and a decrease in required reserves for troubled debt restructured mortgage loans.

On a non-GAAP basis, excluding the effect of reserve releases associated with revised estimates of the hurricane-related qualitative allowance in the first nine months of 2018 and the establishment of the hurricane-related qualitative reserve in the third quarter of 2017, the adjusted provision for loan and lease losses of $62.8 million for the first nine months of 2018 increased by $10.7 million as compared to the adjusted provision of $52.1 million for the first nine months of 2017.  The $10.7 million increase in the adjusted provision was driven by:

•          A $40.0 million increase in the adjusted provision for commercial and construction loans, driven by $15.7 million in charges to the provision related to loans transferred to held for sale during 2018 (including a charge of approximately $5.6 million related to non-performing loans transferred to held for sale in the first quarter of 2018 that were subsequently sold during the second and third quarters of 2018).  In addition, the higher adjusted provision for commercial and construction loans reflects the effect of charges to the provision totaling $11.1 million associated with the downgrade in the credit risk classification of two large commercial relationships in 2018, and the effect in 2017 of a $4.2 million recovery on a previously charged-off commercial loan in Puerto Rico, partially offset by a $1.6 million decrease related to refinements to both the determination of the historical loss rates and the measurement of qualitative factors used in the estimation process of the general reserve for commercial loans, as further discussed below.

Partially offset by:

•          A $25.0 million decrease in the adjusted provision for residential mortgage loans, reflecting lower charge-off levels, a decline in non-performing and delinquency loan levels, the overall decrease in the size of this portfolio, the effect in 2017 of adjustments to the loss severity estimates used in the calculation of the general reserve, and the decrease in required reserves for troubled debt restructured mortgage loans.

•          A $4.2 million decrease in the adjusted provision for consumer loans, primarily reflecting the above-mentioned effect of approximately $10.9 million of  consumer loan charge-offs recorded in the third quarter of 2018 taken against previously-established qualitative reserves associated with Hurricanes Irma and Maria, partially offset by the increase in size of the auto and finance leases portfolio, the effect of refinements discussed below in the measurement of qualitative factors used in the determination of the general reserve of consumer loans implemented in the second quarter of 2018, and the effect in 2017 of a loan loss recovery of $1.2 million on the sale of certain credit card loans that had been fully charged-off in prior periods.

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

In addition, during the second quarter of 2018, the Corporation implemented refinements to the measurement of qualitative factors in the estimation process of the allowance for loan losses for commercial and consumer loans, primarily consisting of the incorporation of a basis point adjustment derived from the difference between the average raw loss rate and the highest loss rates observed during a look-back period that management determined was appropriate to use for each region to identify any relevant effect during an economic cycle.

Although the net effect of these refinements was immaterial to the total provision expense, on a portfolio basis these enhancements resulted in a $1.6 million decrease in the provision for commercial and construction loans, offset by a $1.6 million increase in the provision for consumer loans in the second quarter of 2018.

     See “Basis of Presentation” below for a reconciliation of the GAAP provision for loan and lease losses to the non-GAAP provision for loan and lease losses excluding the effects of the hurricane-related reserve releases in 2018 and the establishment of the hurricane-related qualitative reserve in 2017.  Also see “Risk Management - Credit Risk Management” below for an analysis of the allowance for loan and lease losses, non-performing assets, impaired loans and related information, and see “Financial Condition and Operating Data Analysis – Loan Portfolio” as well as “Risk Management - Credit Risk Management” below for additional information concerning the Corporation’s loan portfolio exposure in the geographic areas where the Corporation does business.

Non-Interest Income

	Quarter Ended September 30,		Nine-Month Period Ended September 30,
	2018	2017	2018	2017
(In thousands)

Service charges on deposit accounts	$5,581	$5,797	$16,013	$17,390
Mortgage banking activities	4,551	3,117	13,551	11,579
Insurance income	1,493	1,377	6,628	6,819
Other operating income	6,898	6,963	23,271	22,118
Non-interest income before net gain (loss) on investment securities
and gain on early extinguishment of debt	18,523	17,254	59,463	57,906

Net gain on sale of investments securities	-	-	-	371
OTTI on debt securities	-	-	-	(12,231)
Net gain (loss) on investments securities	-	-	-	(11,860)

Gain on early extinguishment of debt	-	1,391	2,316	1,391
Total	$18,523	$18,645	$61,779	$47,437

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

The gain on early extinguishment of debt is related to the repurchase and cancellation of $23.8 million and $7.3 million in trust-preferred securities of FBP Statutory Trust I in the first quarter of 2018 and third quarter of 2017, respectively. The Corporation repurchased and cancelled the repurchased trust-preferred securities, which resulted in a commensurate reduction in the related Floating Rate Junior Subordinated Debentures.  The Corporation’s purchase price equated to 90% of the $23.8 million par value of the trust-preferred securities repurchased in the first quarter of 2018 and the purchase price equated to 81% of the $7.3 million par value of the trust-preferred securities repurchased in the third quarter of 2017.  The 10% discount for the trust-preferred securities repurchased in the first quarter of 2018 resulted in a gain of $2.3 million and the 19% discount for the trust-preferred securities repurchased in the third quarter of 2017, plus accrued interest, resulted in a gain of $1.4 million. These gains are reflected in the statement of operations as a “Gain on early extinguishment of debt.”  As of September 30, 2018, the Corporation still had Floating Rate Junior Subordinated Debentures (“subordinated debt”) outstanding in the aggregate amount of $184.2 million.

Non-interest income for the third quarter of 2018 was $18.5 million, compared to $18.6 million for the same period in 2017.  The $0.1 million decrease in non-interest income was primarily due to:

•          A $2.7 million net loss from sales in the third quarter of 2018 of $25.5 million of non-performing commercial and construction loans held for sale, included as part of “Other operating income” in the table above.

•          The effect in the third quarter of 2017 of the $1.4 million gain on the repurchase and cancellation of $7.3 million in trust preferred securities.

Partially offset by:

•          A $1.4 million increase in revenues from mortgage banking activities driven by the effect in the third quarter of 2017 of a $0.7 million adjustment to increase the valuation allowance of mortgage servicing rights, and a $0.5 million increase in gain on sales of residential mortgage loans. Total loans sold in the secondary market to U.S government-sponsored entities amounted to $89.2 million with a related net gain of $3.0 million, including gains of $0.2 million on To-Be-Announced mortgage-backed securities (“TBA”) hedges, in the third quarter of 2018, compared to total loans sold in the secondary market of $85.1 million with a related net gain of $2.4 million, net of TBA hedges losses of $0.3 million, in the third quarter of 2017.  In addition, servicing fees increased by $0.2 million in the third quarter of 2018 when compared to the same period of 2017.

•          A $1.0 million increase in transaction fee income from ATM, POS, credit and debit card interchange fees, and merchant-related transactions included as part of “Other operating income” in the table above.

•          A $0.5 million gain from hurricane-related insurance proceeds, included as part of “Other operating income” in the table above.

•          A $0.5 million gain on the sale of fixed assets of a relocated banking branch in Puerto Rico, included as part of “Other operating income” in the table above.

•          A $0.2 million increase in certain non-deferrable loan fees, such as unused commitment fees.

Non-interest income for the nine-month period ended September 30, 2018 amounted to $61.8 million, compared to $47.4 million for the same period in 2017.  The $14.4 million increase in non-interest income was primarily due to:

•          The effect in 2017 of the $12.2 million OTTI charge on three Puerto Rico Government debt securities held by the Corporation as part of its available-for-sale securities portfolio, specifically the aforementioned bonds of the GDB and the Puerto Rico Public Buildings Authority sold in the second quarter of 2017.

•          A $1.9 million increase in revenues from mortgage banking activities driven by a net variance of $2.3 million related to adjustments recorded against the valuation allowance of mortgage servicing rights.  During the first nine months of 2018, the valuation allowance of mortgage servicing rights was reduced by $1.3 million compared to temporary impairments on servicing rights of $1.0 million recorded for the same period in 2017.  In addition, servicing fees increased by $0.4 million.  These variances were partially offset by a $0.8 million decrease in gain on sale of residential mortgage loans. Total loans sold in the secondary market to U.S government-sponsored entities amounted to $260.1 million with a related net gain of $7.6 million, including gains of $1.0 million on TBA hedges, in the first nine months of 2018, compared to total loans sold in the secondary market of $269.7 million with a related net gain of $8.4 million, net of TBA hedges losses of $1.0 million, in the first nine months of 2017.  The total amount of loans sold in the secondary market in 2018 included $9.8 million of seasoned residential mortgage loans sold to Fannie Mae that resulted in a gain of $0.2 million.

•          A $1.2 million increase in “Other operating income” in the table above, primarily reflecting: (i) a  $1.9 million increase in transaction fee income from ATM, POS, credit and debit card interchange fees, and merchant-related transactions; (ii) a $1.2 million increase in gain from sales of fixed assets, primarily assets of relocated or closed banking branches in Florida and Puerto Rico; (iii) the $0.5 million gain from hurricane-related proceeds recorded in the third quarter of 2018; and (iv) a $0.2 million increase in certain non-deferrable loans fees such as unused commitment fees.  These variances were partially offset by the $2.7 million net loss from sales in the third quarter of 2018 of $25.5 million of non-performing commercial and construction loans held for sale.

•          A $0.9 million increase in gains on early extinguishment of debt.  During the first quarter of 2018, the Corporation recorded a $2.3 million gain on the repurchase and cancellation of $23.8 million in trust-preferred securities, compared to a $1.4 million gain on the repurchase and cancellation of $7.3 million in trust preferred securities recorded in the third quarter of 2017.

Partially offset by:

•          A $1.4 million decrease in service charges on deposits, primarily related to a decrease in overdraft and returned items transactions.

•          The aforementioned effect in 2017 of the $0.4 million partial recovery of previously recorded OTTI charges on non-performing bonds of the GDB and the Puerto Rico Public Buildings Authority sold in the second quarter of 2017.

Non-Interest Expenses

The following table presents the components of non-interest expenses:

	Quarter Ended September 30,		Nine-Month Period Ended September 30,
	2018	2017	2018	2017

(In thousands)

Employees' compensation and benefits	$39,243	$37,128	$119,482	$114,190
Occupancy and equipment	14,660	13,745	43,511	41,592
FDIC deposit insurance	2,067	3,179	7,159	10,671
Taxes, other than income taxes	3,534	3,763	11,027	11,184
Professional fees:
Collections, appraisals and other credit-related fees	2,150	2,295	5,399	6,819
Outsourcing technology services	5,215	5,403	15,465	16,155
Other professional fees	4,137	4,325	10,891	11,805
Credit and debit card processing expenses	4,147	3,737	11,450	10,134
Business promotion	3,860	3,244	10,452	9,717
Communications	1,642	1,603	4,706	4,774
Net loss on OREO and OREO operations	4,360	1,351	10,205	8,796
Other	5,850	5,841	17,361	16,728
Total	$90,865	$85,614	$267,108	$262,565

Non-interest expenses for the third quarter of 2018 were $90.9 million, compared to $85.6 million for the same period in 2017. The $5.3 million increase in non-interest expenses was mainly due to:

•          A $3.0 million increase in losses from OREO operations, reflecting a $1.4 million increase in adverse fair value adjustments to the value of OREO properties and $0.8 million in lower income recognized from rental payments associated with income-producing commercial properties.

•          A $2.1 million increase in employees’ compensation and benefits expenses, primarily reflecting, among other things, the effect in the third quarter of 2017 of expected insurance recoveries of $1.4 million in connection with payroll costs incurred when Hurricane Irma and Maria precluded employees from working, a $0.9 million increase related to salary merit increases and other adjustments resulting from the annual salary review process that took effect in July 2018, and a $0.9 million increase in bonuses and incentive-based compensation, partially offset by a $1.4 million decrease associated with the discontinuance of both salary amounts paid in the form of shares to certain executive officers and the cash transition award paid to certain senior officers in accordance with the existing executive compensation program.

•          A $0.9 million increase in occupancy and equipment expenses, primarily related to hurricane-related expenses of $0.4 million recorded in the third quarter of 2018, a $0.3 million increase in the amortization expense of software licenses, and a $0.2 million increase in insurance-related expenses.

•          A $0.6 million increase in business promotion expenses, primarily related to a $1.1 million increase in advertising, public relations, promotions and sponsorship activities, partially offset by the effect in the third quarter of 2017 of $0.6 million of expenses incurred in connection with relief efforts and assistance to employees and communities after the passage of Hurricanes Irma and Maria.

•          A $0.4 million increase in credit and debit card processing expenses, mainly due to higher transaction volumes.

Partially offset by:

•          A $1.1 million decrease in the FDIC insurance premium expense, reflecting, among other things, the effect of improved core earnings trends, reductions in brokered CDs, higher liquidity levels tied to the growth in non-interest-bearing deposits, and an improvement in the risk profile of the Bank’s balance sheet.

•          A $0.5 million decrease in professional service fees, mainly related to reductions in attorneys’ collection fees and outsourcing fees related to network services.

Non-interest expenses for the first nine months of 2018 were $267.1 million, compared to $262.6 million for the same period in 2017.  The $4.5 million increase in non-interest expenses was principally attributable to:

•          A $5.3 million increase in employees’ compensation and benefits expenses, primarily associated with salary merit increases and adjustments related to the Corporation’s annual salary review process and a higher headcount.  In addition, there was a $1.9 million increase in bonus and incentive-based compensation.

•          A $1.9 million increase in occupancy and equipment expenses, primarily related to hurricane-related expenses amounting to $2.5 million recorded in the first nine months of 2018, mostly attributable to repairs and security matters.

•          A $1.4 million increase in losses from OREO operations, reflecting a $0.3 million increase in adverse fair value adjustments to the value of OREO properties, a $0.3 million increase in OREO operating expenses, including insurance, taxes and maintenance fees, and a $0.2 million increase related to lower income recognized from rental payments associated with income-producing commercial properties.

•          A $1.3 million increase in credit and debit card processing expenses, mainly related to higher transaction volumes.

•          A $0.7 million increase in business promotion expenses, primarily reflecting a $1.1 million increase related to advertising, public relations, promotions and sponsorship activities and a $0.3 million increase in the estimated cost of the credit card rewards program, partially offset by the $0.6 million of expenses incurred in the third quarter of 2017 associated with with relief efforts and assistance to employees and communities after the passage of Hurricanes Irma and Maria.

•          A $0.6 million increase in “Other operating expenses” in the table above, primarily reflecting: (i) a $0.4 million decrease in the amount of reserve releases related to unfunded loan commitments recorded in the first nine months of 2018, as compared to the same period in 2017; (ii) a $0.2 million increase in data processing fees; and (iii) a $0.2 million increase in supplies and printing expenses.

Partially offset by:

•          A $3.5 million decrease in the FDIC insurance premium expense, as further explained above.

•          A $3.0 million decrease in total professional service fees, primarily reflecting lower attorneys’ collection fees and legal expenses, as well as lower outsourcing technology services expenses.

Income Taxes

Income tax expense includes Puerto Rico and USVI income taxes, as well as applicable U.S. federal and state taxes. The Corporation is subject to Puerto Rico income tax on its income from all sources. As a Puerto Rico corporation, First BanCorp. is treated as a foreign corporation for U.S. and USVI income tax purposes and, accordingly, is generally subject to U.S. and USVI income tax only on its income from sources within the U.S. and USVI or income effectively connected with the conduct of a trade or business in those jurisdictions. Any such tax paid in the U.S. and USVI is also creditable against the Corporation’s Puerto Rico tax liability, subject to certain conditions and limitations.

    Under the Puerto Rico Internal Revenue Code of 2011, as amended (the “2011 PR Code”), the Corporation and its subsidiaries are treated as separate taxable entities and are generally not entitled to file consolidated tax returns and, thus, the Corporation is generally  not entitled to utilize losses from one subsidiary to offset gains in another subsidiary. Accordingly, in order to obtain a tax benefit from a net operating loss (“NOL”), a particular subsidiary must be able to demonstrate sufficient taxable income within the applicable NOL carry-forward period. The 2011 PR Code allows an entity organized as a limited liability company to elect to become a non-taxable “pass-through” entity and utilize losses to offset income from other “pass-through” entities, subject to certain limitations, with the remaining net income passing-through to its partner entities. The 2011 PR Code also provides a dividend received deduction of 100% on dividends received from “controlled” subsidiaries subject to taxation in Puerto Rico and 85% on dividends received from other taxable domestic corporations.

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

    The Corporation has maintained an effective tax rate lower than the maximum statutory rate mainly by investing in government obligations and MBS exempt from U.S. and Puerto Rico income taxes and by doing business through an International Banking Entity (“IBE”) unit of the Bank, and through the Bank’s subsidiary, FirstBank Overseas Corporation, whose interest income and gain on sales is exempt from Puerto Rico income taxation. The IBE and FirstBank Overseas Corporation were created under the International Banking Entity Act of Puerto Rico, which provides for total Puerto Rico tax exemption on net income derived by IBEs operating in Puerto Rico on the specific activities identified in the IBE Act.  An IBE that operates as a unit of a bank pays income taxes at the corporate standard rates to the extent that the IBE’s net income exceeds 20% of the bank’s total net taxable income.

   For the third quarter and first nine months of 2018, the Corporation recorded an income tax expense of $12.3 million and $30.2 million, respectively, compared to income tax benefits of $8.4 million and $7.2 million for the comparable periods in 2017. The variance in the income tax expense for the third quarter of 2018, as compared to the tax benefit for the same period in 2017, primarily reflects the effect of the tax benefit recorded in the third quarter of 2017 in connection with hurricane-related losses, and a higher effective tax rate in 2018 driven by a higher proportion of taxable to exempt income. The variance for the first nine months of 2018, as compared to the same period in 2017, was mostly attributable to the aforementioned tax benefit related to hurricane-related losses and the $13.2 million tax benefit recorded in the first quarter of 2017 as a result of the above-discussed change in tax status of certain subsidiaries from taxable corporations to limited liability companies that have elected to be treated as partnerships for income tax purposes in Puerto Rico. A higher effective tax rate also contributed for the variance in the income tax expense for the first nine-months of 2018 as compared to the same period in 2017.

For the nine-month period ended September 30, 2018, the Corporation calculated the provision for income taxes by applying the estimated annual effective tax rate for the full fiscal year to ordinary income or loss.  In the computation of the consolidated worldwide annual estimated effective tax rate, ASC Topic 740-270, “Income Taxes-Interim Reporting,” requires the exclusion of legal entities with pre-tax losses from which a tax benefit cannot be recognized.  The Corporation’s estimated annual effective tax rate in the first nine months of 2018, excluding entities from which a tax benefit cannot be recognized and discrete items, was 26% compared to 20% for the first nine months of 2017. The higher effective tax rate for 2018 was driven by a higher proportion of taxable to exempt income. The estimated annual effective tax rate, including all entities for the first nine months of 2018 was 24% (25% excluding discrete items, primarily the tax benefit resulting from the excess tax benefit recognized during the first quarter of 2018 upon the vesting of shares granted under the Corporation’s stock-based compensation plan), compared to -2% for the first nine months of 2017 (21% excluding discrete items, primarily the tax benefit resulting from the previously mentioned change in the tax status of two subsidiaries).

    The Corporation’s net deferred tax asset amounted to $272.3 million as of September 30, 2018, net of a valuation allowance of $183.2 million, and management concluded, based upon the assessment of all positive and negative evidence, that it is more likely than not that the Corporation will generate sufficient taxable income within the applicable NOL carry-forward periods to realize such amount. The net deferred tax asset of the Corporation’s banking subsidiary, FirstBank, amounted to $272.2 million as of September 30, 2018, net of a valuation allowance of $142.2 million, compared to a net deferred tax asset of $294.7 million, net of a valuation allowance of $150.7 million, as of December 31, 2017.

During the third quarter of 2017, the Corporation completed a formal ownership change analysis within the meaning of Section 382 of the U.S. Internal Revenue Code (“Section 382”) covering a comprehensive period, and concluded that an ownership change occurred during such period. Section 382 limits the ability to utilize U.S. and USVI NOLs for income tax purposes at such jurisdictions following an event of an ownership change.  The Section 382 limitation resulted in higher U.S. income tax liabilities than we would have incur in the absence of such limitation. For the third quarter and first nine months of 2018, and mainly as a result of the Section 382 limitation, the Corporation incurred an income tax expense of approximately $1.2 million and $3.8 million, respectively, related to its U.S. operations, compared to the $1.6 million expense recorded for the third quarter and first nine months of 2017. The limitation did not result in an increased income tax expense for the USVI operations in the first nine months of 2018 or comparable 2017 period. Prospectively, the Corporation expects that it will be able to mitigate to an extent the adverse effects associated with the Section 382 limitation as any such tax paid in the U.S. or USVI could be creditable against Puerto Rico tax liabilities or taken as deduction against taxable income.  However, our ability to reduce our Puerto Rico tax liability through such a credit or deduction depends on our tax profile at each annual taxable period, which is dependent on various factors.

As of September 30, 2018, the Corporation did not have Unrecognized Tax Benefits recorded on its books. The Corporation classifies all interest and penalties, if any, related to tax uncertainties as income tax expense. Audit periods remain open for review until the statute of limitations has passed. The statute of limitations under the 2011 PR Code is four years; the statute of limitations for U.S. and USVI income tax purposes is three years after a tax return is due or filed, whichever is later, for each. The completion of an audit by the taxing authorities or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Corporation’s liability for income taxes. Any such adjustment could be material to the results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. For U.S. and USVI income tax purposes, all tax years subsequent to 2013 remain open to examination. For Puerto Rico tax purposes, all tax years subsequent to 2012 remain open to examination.

On December 22, 2017, the United States president signed H.R.1, The Tax Cuts and Jobs Acts, effective January 1, 2018, which includes an overhaul of individual, business and international taxes and has affected our branch operations in the U.S. and the USVI. The bill includes measures reducing corporate taxes from 35% to 21%, a repeal of the corporate alternative minimum tax regime, changes to business deductions and NOLs, a 15.5% tax on mandatory repatriation of liquid assets, 10% tax on base erosion payments, and a minimum 10.5% tax on inclusion of global intangible low-tax income by U.S. shareholders, among other significant changes. The main provisions affecting our operations in the U.S. and the USVI in the first nine months of 2018 include: the change in tax rate to 21%, the limitation to the amount certain financial institutions may deduct for premiums paid to the FDIC, and changes in permanent differences, such as meals and entertainment deductions. Other significant provisions, such as the base erosion and anti-abuse tax, do not affect the Corporation’s U.S. and USVI branch operations since these operations’ receipts do not exceed the annual threshold of U.S. effectively connected gross receipts.

On April 16, 2018, the Governor of Puerto Rico filed a bill to amend the 2011 Puerto Rico Tax Code, as amended (HB 1544). The proposed bill included, among other things, changes to the maximum corporate income tax rate and a gradual elimination of the business to business sales and use tax (“B2B SUT”). In October 2018, the Governor of Puerto Rico, after reaching a consensus with the Puerto Rico House of Representatives and the Senate, provided an update on certain amendments to the bill. On October 30, 2018, the House of Representatives approved the amended bill under which, for taxable years beginning after December 31, 2018, the maximum corporate tax rate will be reduced to 37.5% and increases the yearly utilization of NOL’s to 90% of taxable income from the current 80%. Beginning on March 1, 2018, services provided by taxpayers with a volume of business of $200,000 or less will be exempted from the B2B SUT.  The bill was approved the Senate with several amendments, though, preserving the relevant provisions of tax rate and NOL as approved by the House of Representatives. The bill is now under the House of Representative’s consideration. On November 6, 2018 the executive Director of the PROMESA oversight board met with the Puerto Rico Secretary of Treasury, the Speaker of the House of Representatives and the President of the Senate to discuss the amendments approved by the Legislature and consistency with the approved fiscal plan. A reduction in the corporate income tax rates to 37.5%, if such would have occurred as of September 30, 2018, would have reduced the Corporation’s net deferred tax asset by approximately $10 million with a corresponding charge to income tax expense.

  FINANCIAL CONDITION AND OPERATING DATA ANALYSIS

Assets

The Corporation’s total assets were $12.2 billion as of September 30, 2018, a decrease of $51.6 million from December 31, 2017. The decrease, as further discussed below, was mainly due to a $100.8 million decrease in total loans (before the allowance for loan and lease losses), a $59.6 million decrease in cash and cash equivalents, largely driven by liquidity used to repay maturing brokered CDs and borrowings, and a $12.7 million decrease in the OREO portfolio balance.

These variances were partially offset by a $113.5 increase in investments securities during the first nine months of 2018, driven by purchases of U.S. agencies’ debt and mortgage-backed securities totaling $424.9 million, partially offset by U.S. agencies pass-through residential mortgage-backed securities prepayments, the maturity during 2018 of certain U.S. agency callable debentures, and the decrease in the fair value of available-for-sale investment securities, as further discussed below.

Loan Portfolio

The following table presents the composition of the Corporation’s loan portfolio, including loans held for sale, as of the dates indicated:

	September 30,	December 31,
(In thousands)	2018	2017

Residential mortgage loans	$3,207,981	$3,290,957

Commercial loans:
Commercial mortgage loans (1)	1,506,502	1,614,972
Construction loans (1)	82,862	111,397
Commercial and Industrial loans (1)	2,068,256	2,083,253
Total commercial loans	3,657,620	3,809,622
Finance leases	311,180	257,462
Consumer loans	1,540,172	1,492,435
Total loans held for investment	8,716,953	8,850,476

Less:
Allowance for loan and lease losses	(200,563)	(231,843)
Total loans held for investment, net	$8,516,390	$8,618,633
Loans held for sale (1)	65,739	32,980
Total loans, net	$8,582,129	$8,651,613

(1)

During the first nine months of 2018, the Corporation transferred $74.4 million (net of fair value write-downs of $22.2 million recorded at the time of transfers) in non-performing loans to held for sale. Loans transferred to held for sale consisted of non-performing commercial mortgage loans totaling $39.6 million (net of fair value write-downs of $13.8 million), non-performing construction loans totaling $33.0 million (net of fair value write-downs of $6.7 million) and non-performing commercial and industrial loans totaling $1.8 million (net of fair value write-downs of $1.7 million). Approximately $27.2 million of the commercial mortgage loans transferred to loan held for sale were eventually sold during the second and third quarters of 2018.

As of September 30, 2018, the Corporation’s total loan portfolio, before allowance, amounted to $8.8 billion, down $100.8 million when compared to December 31, 2017. The decline consisted of reductions of $107.1 million and $51.9 million in the Puerto Rico and Virgin Islands regions, respectively, partially offset by a $58.3 million increase in the Florida region.  The decrease reflects the effect of thirteen large commercial loans paid off during 2018 totaling $135.4 million, the sale of five large commercial and construction loans totaling $49.7 million, significant payments received, including payments that reduced the outstanding balance of three commercial lines of credit in Puerto Rico by $23.9 million, and charge-offs taken in 2018, partially offset by new loan originations in both Florida and Puerto Rico regions.  Approximately $40.5 million of the $49.7 million commercial and construction loans sold during the first nine months of 2018 consisted of adversely classified loans sold in the Puerto Rico region.  In addition, the residential mortgage loan portfolio decreased by $86.1 million, including the effect of a $9.8 million sale of seasoned residential mortgage loans in the secondary market.  These variances were partially offset by a $101.5 million increase in consumer loans, primarily auto and personal loans in Puerto Rico.

    As shown in the table above, as of September 30, 2018, the loans held-for-investment portfolio was comprised of commercial and construction loans (42%), residential real estate loans (37%), and consumer and finance leases (21%). Of the total gross loan portfolio held for investment of $8.7 billion as of September 30, 2018, approximately 74% had credit risk concentration in Puerto Rico, 20% in the United States (mainly in the state of Florida) and 6% in the Virgin Islands, as shown in the following table:

As of September 30, 2018	Puerto Rico	Virgin Islands	United States	Total
(In thousands)
Residential mortgage loans	$2,346,273	$257,716	$603,992	$3,207,981
Commercial mortgage loans	1,024,792	80,025	401,685	1,506,502
Construction loans	26,240	11,186	45,436	82,862
Commercial and Industrial loans	1,342,841	110,857	614,558	2,068,256
Total commercial loans	2,393,873	202,068	1,061,679	3,657,620
Finance leases	311,180	-	-	311,180
Consumer loans	1,436,483	45,848	57,841	1,540,172
Total loans held for investment, gross	$6,487,809	$505,632	$1,723,512	$8,716,953

Loans held for sale	38,502	27,000	237	65,739
Total loans	$6,526,311	$532,632	$1,723,749	$8,782,692

As of December 31, 2017	Puerto Rico	Virgin Islands	United States	Total
(In thousands)
Residential mortgage loans	$2,413,379	$282,738	$594,840	$3,290,957
Commercial mortgage loans	1,127,409	95,464	392,099	1,614,972
Construction loans	41,511	43,314	26,572	111,397
Commercial and Industrial loans	1,373,714	116,323	593,216	2,083,253
Total commercial loans	2,542,634	255,101	1,011,887	3,809,622
Finance leases	257,462	-	-	257,462
Consumer loans	1,389,560	46,412	56,463	1,492,435
Total loans held for investment, gross	$6,603,035	$584,251	$1,663,190	$8,850,476

Loans held for sale	30,397	325	2,258	32,980
Total loans	$6,633,432	$584,576	$1,665,448	$8,883,456

Residential Real Estate Loans

As of September 30, 2018, the Corporation’s residential mortgage loan portfolio held for investment decreased by $83.0 million, as compared to the balance as of December 31, 2017, mainly resulting from activities in Puerto Rico and the Virgin Islands as principal repayments, charge-offs, and $29.4 million of foreclosures recorded in the first nine months of 2018 exceeded the volume of new loans originated and held for investment purposes. The residential mortgage loan portfolio held for investment in the Puerto Rico and Virgin Islands regions decreased during the first nine months of 2018 by $67.1 million and $25.0 million, respectively, partially offset by an increase of $9.2 million in the Florida region.  The increase in the Florida region was achieved despite the sale of $9.8 million of seasoned residential mortgage loans to FNMA in the second quarter of 2018.

    The majority of the Corporation’s outstanding balance of residential mortgage loans in Puerto Rico and the Virgin Islands consisted of fixed-rate loans that traditionally carried higher yields than residential mortgage loans in Florida.  In the Florida region, approximately 57% of the residential mortgage loan portfolio consisted of adjustable-rate mortgages. In accordance with the Corporation’s underwriting guidelines, residential mortgage loans are mostly fully documented loans, and the Corporation does not originate negative amortization loans.

Commercial and Construction Loans

As of September 30, 2018, the Corporation’s commercial and construction loan portfolio, including loans held for sale, decreased by $116.1 million to $3.7 billion, as compared to the balance as of December 31, 2017. The decrease was mainly related to the thirteen large commercial loans paid off during 2018 totaling $135.4 million, significant payments received, including payments that reduced the outstanding balance of three commercial lines of credit in Puerto Rico by $23.9 million, the sale of five large commercial and construction loans totaling $49.7 million (including $40.5 million of adversely classified commercial and construction loans), and charge-offs taken in 2018, including $22.2 million of fair value write-downs related to non-performing loans transferred to held for sale.  These variances were partially offset by new loan originations in both the Florida and Puerto Rico regions.

The commercial and construction loan portfolio, including loans held for sale, decreased by $139.9 million in the Puerto Rico region driven by six large commercial loans totaling $57.8 million paid off during 2018, the aforementioned significant repayments that reduced the outstanding balance of three commercial lines of credit in Puerto Rico by $23.9 million,   the sale of four large adversely-classified commercial loans totaling $40.5 million, and charge-offs, including $17.1 million of fair value write-downs related to non-performing loans transferred to held for sale.  In the Virgin Islands, commercial and construction loans decreased by $26.0 million, driven by a $6.7 million commercial mortgage loan paid off during 2018, collections of $3.0 million and fair value write-down of $5.1 million recorded on a construction loan transferred to held for sale in the first quarter of 2018, and a $1.0 million decrease in the outstanding principal balance of loans granted to government entities.  In Florida, total commercial and construction loans grew by $49.8 million, despite the effect of six large loans paid off during the first nine months of 2018 totaling $70.9 million and the sale of a $9.2 million commercial loan participation.

    As of September 30, 2018, the Corporation had $68.5 million outstanding in loans extended to the Puerto Rico government, its municipalities and public corporations, compared to $55.9 million as of December 31, 2017.  Approximately $47.2 million of the outstanding loans as of September 30, 2018 consisted of loans extended to municipalities in Puerto Rico, which in most cases are supported by assigned property tax revenues.  The vast majority of revenues of the municipalities included in the Corporation’s loan portfolio are independent of the Puerto Rico central government.  These municipalities are required by law to levy special property taxes in such amounts as are required for the payment of all of their respective general obligation bonds and notes. Late in 2015, the GDB and the Municipal Revenue Collection Center (“CRIM”) signed and perfected a deed of trust. Through this deed, the GDB, as fiduciary, is bound to keep the CRIM funds separate from any other deposits and must distribute the funds pursuant to applicable law. The CRIM funds are deposited at another commercial depository financial institution in Puerto Rico. In addition to loans extended to municipalities, the Corporation’s exposure to the Puerto Rico government as of September 30, 2018 included a $6.7 million loan extended to a unit of the central government and a $14.7 million loan granted to an affiliate of the Puerto Rico Electric Power Authority (“PREPA”).

The Corporation also has credit exposure to USVI government entities. As of September 30, 2018, the Corporation had $69.4 million in loans to USVI government instrumentalities and public corporations, compared to $70.4 million as of December 31, 2017.  Of the amount outstanding as of September 30, 2018, public corporations of the USVI owed approximately $46.1 million and an independent instrumentality of the USVI government owed approximately $23.2 million.  As of September 30, 2018, all loans were currently performing and up to date with their respective principal and interest payments.

Furthermore, as of September 30, 2018, the Corporation had loans granted to the hotel industry in Puerto Rico that were formerly guaranteed by the TDF with an aggregate book value of $29.0 million, compared to $70.8 million as of December 31, 2017. Historically, the borrower and the operations of the underlying collateral of these loans have been the primary sources of repayment and the TDF, which is a subsidiary of the GDB, provided a secondary guarantee for payment performance.  As part of agreements executed in the second quarter of 2017 and in the first quarter of 2018, the TDF paid $7.6 million and $4.0 million, respectively, to honor a portion of its guarantee on these loans.  As provided in the agreements, the cash payments received by the Corporation released the TDF from its liability as a guarantor of these loans.  In addition, the GDB agreed to issue to the Bank a fixed income financial instrument pursuant to the GDB’s Restructuring Support Agreement approved by the PROMESA oversight board.  During 2018, the Corporation sold two of these three commercial mortgage loans that carried a book value of $27.2 million at the time of sale. In addition, in the second quarter of 2018, the Corporation completed the split loan restructuring of the largest of these three facilities.  This loan relationship was restructured using the A/B note workout strategy in which note A, with an outstanding balance of $29.0 million as of September 30, 2018, was underwritten to comply with the Corporation’s lending standards at current market rates.  The A note was restored to accrual status at the time of the restructuring in the second quarter, in consideration of the borrower’s sustained historical repayment performance before the restructuring that demonstrated its ability to make timely interest and principal payments under the restructured terms.  The B note consists of amounts mostly charged-off in prior periods and is fully charged-off as of September 30, 2018. The sale, cash collections, and the loans split restructuring resulted in a $70.8 million reduction in non-performing assets during 2018.

As of September 30, 2018, the Corporation’s total exposure to shared national credit (“SNC”) loans amounted to $768.5 million.  As of September 30, 2018, approximately $263.0 million of the SNC exposure related to the portfolio in Puerto Rico and $505.5 million related to the portfolio in the Florida region.

The composition of the Corporationʼs construction loan portfolio held for investment as of September 30, 2018 by category and geographic location follows:

As of September 30, 2018
	Puerto Rico	Virgin Islands	United States	Total
(In thousands)
Loans for residential housing projects:
Mid-rise (1)	$558	$956	$-	$1,514
Single-family, detached	465	1,017	3,248	4,730
Total for residential housing projects	1,023	1,973	3,248	6,244

Construction loans to individuals secured by residential properties	361	991	-	1,352
Loans for commercial projects (2)	9,373	5,728	38,878	53,979
Land loans - residential	9,289	2,497	3,310	15,096
Land loans - commercial (3)	6,231	-	-	6,231
Total before net deferred fees and allowance for loan losses	$26,277	$11,189	$45,436	$82,902
Net deferred fees	(37)	(3)	-	(40)
Total construction loan portfolio, gross	26,240	11,186	45,436	82,862
Allowance for loan losses	(2,444)	(619)	(17)	(3,080)

Total Construction Loan Portfolio, net (2)	$23,796	$10,567	$45,419	$79,782
____________________
(1) Mid-rise relates to buildings of up to seven stories.
(2) Excludes a construction-commercial loan held for sale of $27.0 million in the Virgin Islands.
(3) Excludes a land-commercial loan held for sale of $3.0 million in Puerto Rico.

The following table presents further information related to the Corporation’s construction portfolio as of and for the nine-month period ended September 30, 2018:

(In thousands)
Total undisbursed funds under existing commitments	$112,820

Construction loans held for investment in non-accrual status	$9,071

Construction loans held for sale in non-accrual status	$30,015

Net charge offs - Construction loans	$8,022

Allowance for loan losses - Construction loans	$3,079

Non-performing construction loans to total construction loans, including held for sale	34.63%

Allowance for loan losses - construction loans to total construction loans held for investment	3.72%

Net charge-offs (annualized) to total average construction loans	8.86%

The following summarizes the construction loans for residential housing projects in Puerto Rico segregated by the estimated selling price of the units:

(In thousands)

Under $300k	$558
Over $600k (1)	465
$1,023
_____________
(1) One residential housing project in Puerto Rico.

Consumer Loans and Finance Leases

As of September 30, 2018, the Corporation’s consumer loan and finance lease portfolio increased by $101.5 million to $1.9 billion, as compared to the portfolio balance as of December 31, 2017. The increase primarily reflects increases in auto loans, finance leases, and personal loans, which increased by $50.9 million, $53.7 million, and $21.6 million, respectively, partially offset by reductions of $18.2 million, $3.2 million and $2.4 million in credit card, boat loans and home equity lines of credit, respectively.  The increase was primarily associated with a higher level of consumer loan originations in the Puerto Rico region during the first nine months of 2018.

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

The following table provides a breakdown of First BanCorp.’s loan production, including purchases, refinancings, renewals and draws from existing revolving and non-revolving commitments, for the periods indicated:

	Quarter Ended September 30,		Nine-Month Period Ended September 30,
	2018	2017	2018	2017
	(In thousands)

Residential real estate	$142,086	$112,120	$403,204	$456,291
Commercial and industrial and commercial mortgage	400,335	334,885	1,112,687	1,397,755
Construction	23,057	10,605	42,690	45,602
Finance leases	49,196	21,472	118,207	71,641
Consumer	266,596	186,917	698,405	631,933
Total loan production	$881,270	$665,999	$2,375,193	$2,603,222

The Corporation is experiencing continued loan demand and has continued its targeted origination strategy. During the quarter and nine-month period ended September 30, 2018, total loan originations, including purchases, refinancings, and draws from existing revolving and non-revolving commitments, amounted to approximately $881.3 million and $2.4 billion, respectively, compared to $666.0 million and $2.6 billion, respectively, for the comparable periods in 2017.

Residential mortgage loan originations and purchases for the quarter and nine-month period ended September 30, 2018 amounted to $142.1 million and $403.2 million, respectively, compared to $112.1 million and $456.3 million, respectively, for the comparable periods in 2017. These statistics include purchases from mortgage bankers of $9.6 million and $39.3 million for the quarter and nine-month period ended September 30, 2018, respectively, compared to $16.5 million and $48.9 million, respectively, for the comparable periods in 2017. The increase of $30.0 million in the third quarter of 2018, as compared to the same period of 2017, reflects increases of approximately $34.4 million, and $2.2 million in Puerto Rico and the Virgin Islands, respectively, partially offset by a $6.6 million decrease in the Florida region. For the nine-month period ended September 30, 2018, the decrease of $53.1 million includes reductions of $54.0 million and $1.9 million in Florida and Virgin Islands, respectively, partially offset by a $2.8 million increase in the Puerto Rico region.  Loan originations in the prior year third quarter were adversely affected by disruptions in economic activity associated with Hurricanes Irma and Maria, primarily in the Puerto Rico region.

Originations of auto loans (including finance leases) for the quarter and nine-month period ended September 30, 2018 amounted to $166.4 million and $408.8 million, respectively, compared to $82.8 million and $304.6 million, respectively, for the comparable periods in 2017.  The increases were primarily reflected in the Puerto Rico region with increases of $81.4 million and $103.3 million for the third quarter and nine-month period ended September 30, 2018, respectively, compared to the same periods in 2017.   Personal loan originations, other than credit cards, for the quarter and nine-month period ended September 30, 2018 amounted to $62.8 million and $160.3 million, respectively, compared to $49.3 million and $159.3 million, respectively, for the comparable periods in 2017. Most of the increase in personal loan originations was reflected in the Puerto Rico region. The utilization activity on the outstanding credit card portfolio for the quarter and nine-month period ended September 30, 2018 amounted to approximately $86.7 million and $247.5 million, respectively, compared to $76.3 million and $239.7 million, respectively, for the comparable periods in 2017.

Commercial and construction loan originations (excluding government loans) for the third quarter of 2018 and 2017 amounted to $404.8 million and $345.5 million, respectively, while the originations for the nine-month periods ended September 30, 2018 and 2017 amounted to $1.1 billion and $1.4 billion, respectively. The increase in the third quarter of 2018, compared to the same period in 2017, reflects an increase of approximately $85.0 million and $3.3 million in the Puerto Rico and Virgin Islands regions, respectively, partially offset by a $29.0 million decrease in the Florida region. Loan originations volume in the third quarter of 2017 was adversely affected by the drop in business activity after the hurricanes. For the nine-month period ended September 30, 2018, the decrease reflects the impact in 2017 of the refinancing and renewal of five large commercial loans in Puerto Rico totaling $248.9 million and a decrease of $60.2 million in commercial and construction loan originations in the Florida region.

Government loan originations for the quarter and nine-month period ended September 30, 2018 amounted to $18.6 million and $34.6 million, respectively, mainly related to the origination in the third quarter of 2018 of a $15.0 million loan extended to a municipality in Puerto Rico and the utilization of an overdraft line of credit of a government entity in the Virgin Islands region.  No government loans were originated during the first nine months of 2017.

Investment Activities

As part of its liquidity, revenue diversification and interest rate risk strategies, First BanCorp. maintains an investment portfolio that is classified as available for sale or held to maturity. The Corporation’s total available-for-sale investment securities portfolio as of September 30, 2018 amounted to $2.0 billion, a $120.2 million increase from December 31, 2017. The increase was mainly driven by purchases of U.S. agencies’ debt and mortgage-backed securities totaling $424.9 million (average yield of 3.08%), partially offset by prepayments of $145.2 million of U.S. agencies’ pass-through residential mortgage-backed securities, the maturity during 2018 of $97.5 million of U.S. agencies debt securities, and a $42.3 million decrease in the fair value of available-for-sale investment securities.

As of September 30, 2018, approximately 99% of the Corporation’s available-for-sale securities portfolio was invested in U.S. Government and agency debentures and fixed-rate U.S. government-sponsored agencies MBS (mainly GNMA, FNMA and FHLMC fixed-rate securities).

As of September 30, 2018, the Corporation owned bonds of the Puerto Rico Housing Finance Authority in the aggregate amount of $8.1 million, carried on the Corporation’s books at their aggregate fair value of $6.9 million, which were current as to contractual payments as of September 30, 2018.

As of September 30, 2018, the Corporation’s held-to-maturity investment securities portfolio amounted to $144.8 million, down $5.8 million from December 31, 2017. Held-to-maturity investment securities consisted of financing arrangements with Puerto Rico municipalities issued in bond form, which are accounted for as securities, but were underwritten as loans with features that are typically found in commercial loans.  These obligations typically are not issued in bearer form, are not registered with the SEC, and are not rated by external credit agencies. These bonds have seniority to the payment of operating costs and expenses of the municipality and are supported by assigned property tax revenues. Approximately 70% of the Corporation’s municipality bonds consisted of obligations issued by three of the largest municipalities in Puerto Rico. These municipalities are required by law to levy special property taxes in such amounts as are required for the payment of all of their respective general obligation bonds and loans.

See “Risk Management – Exposure to Puerto Rico Government” below for information and details about the Corporation’s total direct exposure to the Puerto Rico government.

The following table presents the carrying value of investments as of the indicated dates:

	September 30,	December 31,
	2018	2017
(In thousands)

Money market investments	$97,590	$10,415

Investment securities available for sale, at fair value:
U.S. government and agencies obligations	623,363	609,188
Puerto Rico government obligations	6,940	6,813
Mortgage-backed securities	1,380,418	1,274,497
Other	500	518
Total investment securities available for sale, at fair value	2,011,221	1,891,016

Investment securities held-to-maturity, at amortized cost:
Puerto Rico Municipal Bonds	144,799	150,627

Other investment securities, including $39.7 million and $40.9 million of FHLB stock
as of September 30, 2018 and December 31, 2017, respectively	42,274	43,119
Total money market investments and investment securities	$2,295,884	$2,095,177

Mortgage-backed securities as of the indicated dates consisted of:

	September 30,	December 31,
(In thousands)	2018	2017

Available for sale:
FHLMC certificates	$357,676	$311,706
GNMA certificates	190,071	221,630
FNMA certificates	750,802	680,040
Collateralized mortgage obligations issued or
guaranteed by FHLMC and GNMA	67,298	44,061
Other mortgage pass-through certificates	14,571	17,060
Total mortgage-backed securities	$1,380,418	$1,274,497

   The carrying values of investment securities classified as available for sale and held to maturity as of September 30, 2018 by contractual maturity (excluding mortgage-backed securities) are shown below:

	Carrying	Weighted
(Dollars in thousands)	Amount	Average Yield %

U.S. government and agencies obligations
Due within one year	$162,417	1.25
Due after one year through five years	231,888	1.82
Due after five years through ten years	185,661	2.94
Due after ten years	43,397	2.50
	623,363	2.06

Puerto Rico government and municipalities obligations
Due after one year through five years	6,096	4.73
Due after five years through ten years	57,148	5.74
Due after ten years	88,495	5.83
	151,739	5.75

Other Investment Securities
Due after one year through five years	500	2.96
Total	775,602	2.77

Mortgage-backed securities	1,380,418	2.70

Total investment securities available for sale and held to maturity	$2,156,020	2.73

Net interest income of future periods could be affected by prepayments of mortgage-backed securities. Any acceleration in the prepayments of mortgage-backed securities would lower yields on these securities, as the amortization of premiums paid upon acquisition of these securities would accelerate. Conversely, acceleration of the prepayments of mortgage-backed securities would increase yields on securities purchased at a discount, as the amortization of the discount would accelerate. These risks are directly linked to future period market interest rate fluctuations. Also, net interest income in future periods might be affected by the Corporation’s investment in callable securities. As of September 30, 2018, the Corporation had approximately $278.4 million in debt securities (U.S. agencies and Puerto Rico government securities) with embedded calls and with an average yield of 2.69%.  See “Risk Management” below for further analysis of the effects of changing interest rates on the Corporation’s net interest income and of the interest rate risk management strategies followed by the Corporation. Also see Note 5, “Investment Securities,” to the consolidated financial statements for additional information regarding the Corporation’s investment portfolio.

RISK MANAGEMENT

     Risks are inherent in virtually all aspects of the Corporation’s business activities and operations. Consequently, effective risk management is fundamental to the success of the Corporation. The primary goals of risk management are to ensure that the Corporation’s risk-taking actie 30vities are consistent with the Corporation’s objectives and risk tolerance, and that there is an appropriate balance between risk and reward in order to maximize stockholder value.

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

The Corporation manages liquidity at two levels. The first is the liquidity of the parent company, which is the holding company that owns the banking and non-banking subsidiaries. The second is the liquidity of the banking subsidiary. As of September 30, 2018, FirstBank could not pay any dividend to the holding company, except upon receipt of required regulatory approvals. During the first nine months of 2018, the Corporation continued to pay quarterly interest payments on the subordinated debentures associated with its trust preferred securities and the monthly dividend income on its non-cumulative perpetual monthly income preferred stock pursuant to regulatory approvals.

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

    The Corporation manages its liquidity in a proactive manner and maintains a sound liquidity position. It uses multiple measures to monitor the liquidity position, including core liquidity, basic liquidity, and time-based reserve measures. As of September 30, 2018, the estimated core liquidity reserve (which includes cash and free liquid assets) was $2.0 billion, or 16.8% of total assets, compared to $1.9 billion or 15.6% of total assets as of December 31, 2017. The basic liquidity ratio (which adds available secured lines of credit to the core liquidity) was approximately 20.9% of total assets, compared to 21.2% of total assets as of December 31, 2017. The increase in core liquidity was largely driven by the aforementioned deposit build-up experienced after the hurricanes.  As of September 30, 2018, the Corporation had $503.6 million available for additional credit from the FHLB of New York. Unpledged liquid securities as of September 30, 2018, mainly fixed-rate MBS and U.S. agencies’ debentures, amounted to approximately $1.3 billion. The Corporation does not rely on uncommitted inter-bank lines of credit (federal funds lines) to fund its operations and does not include them in the basic liquidity measure. As of September 30, 2018, the holding company had $27.1 million of cash and cash equivalents. Cash and cash equivalents at the Bank level as of September 30, 2018 were approximately $649.9 million. The Bank had $673.7 million in brokered CDs as of September 30, 2018, of which approximately $369.6 million mature over the next twelve months. Liquidity at the Bank level is highly-dependent on bank deposits, which fund 75% of the Bank’s assets (or 70%, excluding brokered CDs).

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

The Corporation has continued reducing the amounts of its outstanding brokered CDs. As of September 30, 2018, the amount of brokered CDs had decreased $476.7 million to $673.7 million from $1.2 billion as of December 31, 2017. At the same time as the Corporation focuses on reducing its reliance on brokered CDs, it is seeking to add core deposits. During the first nine months of 2018, the Corporation increased non-brokered deposits, excluding government deposits, by $358.6 million to $7.6 billion as further discussed below.

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

The Corporation’s principal sources of funding are:

Brokered CDs – Historically, a large portion of the Corporation’s funding has been brokered CDs issued by FirstBank. Total brokered CDs decreased during the first nine months of 2018 by $476.7 million to $673.7 million as of September 30, 2018.

   The average remaining term to maturity of the retail brokered CDs outstanding as of September 30, 2018 was approximately 1.2 years.

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

The following table presents contractual maturities of time deposits with denominations of $100,000 or higher as of September 30, 2018:

Total
(In thousands)

Three months or less	$409,945
Over three months to six months	329,741
Over six months to one year	559,790
Over one year	986,949
Total	$2,286,425

Certificates of deposit in denominations of $100,000 or higher include brokered CDs of $673.7 million issued to deposit brokers in the form of large certificates of deposit that are generally participated out by brokers in shares of less than the FDIC insurance limit.

Government deposits – As of September 30, 2018, the Corporation had $694.6 million of Puerto Rico public sector deposits ($588.0 million in transactional accounts and $106.6 million in time deposits), compared to $490.3 million as of December 31, 2017. Approximately 37% is from municipalities and municipal agencies in Puerto Rico and 63% is from public corporations and the central government and agencies.  Most of the increase in 2018 was related to higher balances in transactional deposit accounts of certain municipalities in Puerto Rico.

   In addition, as of September 30, 2018, the Corporation had $201.1 million of government deposits in the Virgin Islands, compared to $162.6 million as of December 31, 2017.

Retail deposits – The Corporation’s deposit products also include regular saving accounts, demand deposit accounts, money market accounts and retail CDs. Total deposits, excluding brokered CDs and government deposits, increased by $358.6 million to $7.6 billion from the balance of $7.2 billion as of December 31, 2017. The higher balance reflects increases of $290.1 million and $100.7 million in Puerto Rico and the Virgin Islands, respectively, partially offset by a $31.2 million decrease in Florida. After the hurricanes and during the fourth quarter of 2017 and the first nine months of 2018, the Corporation experienced rapid accumulation of deposits.  Total deposits as of September 30, 2018, excluding brokered CDs and government deposits, increased $358.6 million from December 31, 2017 and $735.7 million since September 30, 2017.  The most significant increase was in non-interest-bearing demand deposits, which grew 27%, or $487.4 million, between December 31, 2017 and September 30, 2018, and 46%, or $734.9 million, between September 30, 2017 and September 30, 2018.  Hurricane-related factors, such as the effect of disaster relief funds and settlement of insurance claims, contributed to this growth.  Although management expects the balances accumulated by deposit customers in the hurricane-affected areas to reduce over time, it is difficult to predict when and to what degree, and there may be further growth as insurance claims are resolved and additional disaster-recovery funds are distributed.  See Note 15, “Deposits,” in the consolidated financial statements for further details.

See “Results of Operations – Net Interest Income” above for information about average balances of interest-bearing deposits, and the average interest rate paid on deposits for the quarters and nine-month periods ended September 30, 2018 and 2017.

Securities sold under agreements to repurchase - The Corporation’s investment portfolio is funded in part with repurchase agreements. The Corporation’s outstanding securities sold under repurchase agreements amounted to $300.0 million as of September 30, 2018, compared to $500 million as of December 31, 2017.  The Corporation repaid in the first quarter of 2018 a $100 million short-term repurchase agreement carried at a cost of 1.53%. In addition, during the third quarter of 2018, the Corporation repaid a $100 million long-term repurchase agreement called before its contractual maturity and carried at a cost of 1.96%. One of the Corporation’s strategies has been the use of structured repurchase agreements and long-term repurchase agreements to reduce liquidity risk and manage exposure to interest rate risk by lengthening the final maturities of its liabilities while keeping funding costs at reasonable levels. In addition to these repurchase agreements, the Corporation has been able to maintain access to credit by using cost-effective sources such as FHLB advances. See Note 16, “Securities Sold Under Agreements to Repurchase,” in the consolidated financial statements for further details about repurchase agreements outstanding by counterparty and maturities.

As of September 30, 2018, the Corporation had $200 million of reverse repurchase agreements with a counterparty under a master netting arrangement that provides for a right of setoff that meets the conditions of ASC Topic 210-20-45-11 for a net presentation. These repurchase agreements and reverse repurchase agreements are presented net on the consolidated statement of financial condition.

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

Advances from the FHLB – The Bank is a member of the FHLB system and obtains advances to fund its operations under a collateral agreement with the FHLB that requires the Bank to maintain qualifying mortgages and/or investments as collateral for advances taken. As of September 30, 2018, the outstanding balance of FHLB advances was $690.0 million, compared to $715.0 million as of December 31, 2017.  During the third quarter of 2018, the Corporation repaid at maturity a $25.0 million fixed-rate advance from the FHLB carried at a cost of 1.79%. As of September 30, 2018, the Corporation had $503.6 million available for additional credit on FHLB lines of credit.

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

The trust-preferred debentures are presented in the Corporation’s consolidated statement of financial condition as Other Borrowings. The variable-rate trust-preferred securities are fully and unconditionally guaranteed by the Corporation. The $100 million Junior Subordinated Deferrable Debentures issued by the Corporation in April 2004 and the $125 million issued in September 2004 mature on June 17, 2034 and September 20, 2034, respectively; however, under certain circumstances, the maturity of the subordinated debentures may be shortened (such shortening would result in a mandatory redemption of the variable-rate trust-preferred securities). The Collins Amendment of the Dodd-Frank Act eliminated certain trust-preferred securities from Tier 1 Capital. Bank holding companies, such as the Corporation were required to fully phase out these instruments from Tier I capital by January 1, 2016; however, they may remain in Tier 2 capital until the instruments are redeemed or mature.

As mentioned above, during the first quarter of 2018, the Corporation completed the repurchase of $23.8 million of trust-preferred securities of the FBP Statutory Trust I that were being auctioned in a public sale at which the Corporation was invited to participate.    The Corporation repurchased and cancelled the repurchased trust-preferred securities, which resulted in a commensurate reduction in the related subordinated debenture.  As of September 30, 2018, the Corporation still had subordinated debentures outstanding in the aggregate amount of $184.2 million.

   During the second quarter of 2016, the Corporation received approval from the Federal Reserve and paid $31.2 million for all the accrued but deferred interest payments, plus the interest for the 2016 second quarter on the Corporation’s subordinated debentures associated with its trust-preferred securities. Subsequently, the Corporation has received quarterly regulatory approvals and made scheduled quarterly interest payments.  As of September 30, 2018, the Corporation was current on all interest payments due related to its subordinated debentures.  On October 3, 2017, the New York FED terminated the Written Agreement entered into on June 3, 2010 between the Corporation and the Federal Reserve.  However, the Corporation has agreed with its regulators to continue to obtain approval before paying dividends, receiving dividends from the Bank, making payments on subordinated debt or trust-preferred securities, incurring or guaranteeing debt or purchasing or redeeming any corporate stock.  The Corporation has received approval to make the subordinated debenture quarterly payment for December 31, 2018.  The Corporation intends to request approval for future periods to continue regularly-scheduled quarterly payments.

Other Sources of Funds and Liquidity - The Corporation’s principal uses of funds are for the origination of loans and the repayment of maturing deposits and borrowings.  In connection with its mortgage banking activities, the Corporation has invested in technology and personnel to enhance the Corporation’s secondary mortgage market capabilities.

The enhanced capabilities improve the Corporation’s liquidity profile as they allow the Corporation to derive liquidity, if needed, from the sale of mortgage loans in the secondary market. The U.S. (including Puerto Rico) secondary mortgage market is still highly liquid, in large part because of the sale of mortgages through guarantee programs of the FHA, VA, U.S. Department of Housing and Urban Development (“HUD”), FNMA and FHLMC. During the first nine months of 2018, the Corporation sold approximately $181.2 million of FHA/VA mortgage loans to GNMA, which packages them into mortgage-backed securities. Any regulatory actions affecting GNMA, FNMA or FHLMC could adversely affect the secondary mortgage market.

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

As of September 30, 2018, the Corporation’s credit as a long-term issuer was rated B+ by S&P and B- by Fitch. At the FirstBank subsidiary level, long-term issuer ratings as of September 30, 2018 were Caa1 by Moody’s, seven notches below their definition of investment grade, B+ by S&P, four notches below their definition of investment grade, and B- by Fitch, six notches below their definition of investment grade. The Corporation’s credit ratings are dependent on a number of factors, both quantitative and qualitative, and are subject to change at any time. The disclosure of credit ratings is not a recommendation to buy, sell or hold the Corporation’s securities. Each rating should be evaluated independently of any other rating.

Cash Flows

Cash and cash equivalents were $656.8 million as of September 30, 2018, a decrease of $59.6 million when compared to the balance as of December 31, 2017. The following discussion highlights the major activities and transactions that affected the Corporation’s cash flows during the first nine months of 2018 and 2017:

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

For the first nine months of 2018 and 2017, net cash provided by operating activities was $213.8 million and $194.6 million, respectively.  Net cash generated from operating activities was higher than reported net income largely as a result of adjustments for items such as the provision for loan and lease losses, depreciation and amortization, and impairments, as well as the cash generated from sales of loans held for sale.

Cash Flows from Investing Activities

The Corporation’s investing activities primarily relate to originating loans to be held for investment and the purchasing, selling and repaying of available-for-sale and held-to-maturity investment securities. For the nine-month period ended September 30, 2018, net cash used in investing activities was $139.9 million, primarily reflecting the effect of purchases of U.S. agencies’ debt and mortgage-backed securities, partially offset by U.S. agencies MBS prepayments and proceeds from the aforementioned sales of adversely-classified commercial loans and seasoned residential mortgage loans.

For the nine-month period ended September 30, 2017, net cash provided by investing activities was $42.7 million, primarily reflecting U.S. agencies MBS prepayments and proceeds from the sale of the PREPA credit line with a book value of $64 million at the time of sale and the non-performing bonds of the GDB and the Puerto Rico Public Buildings Authority with an aggregate book value of $23 million at the time of sale.

Cash Flows from Financing Activities

The Corporation’s financing activities primarily include the receipt of deposits and the issuance of brokered CDs, the issuance and payments on long-term debt, the issuance of equity instruments and activities related to its short-term funding. During the nine-month period ended September 30, 2018, net cash used by financing activities was $133.5 million, mainly reflecting the effect of the repayment of maturing brokered CDs and borrowings, partially offset by the increase in non-brokered deposits.

For the nine-month period ended September 30, 2017, net cash provided by financing activities was $200.1 million, mainly due to temporary funding obtained through short-term FHLB advances in anticipation of a potential increase in short-term liquidity requirements of customers resulting from Hurricanes Irma and Maria in the third quarter of 2017, and the increase in non-brokered deposits, partially offset by the repayment of maturing brokered CDs, dividends paid on preferred stock, and the cash used for the repurchase and cancellation of trust preferred securities.

Capital

As of September 30, 2018, the Corporation’s stockholders’ equity was $1.9 billion, an increase of $58.3 million from December 31, 2017.  The increase was mainly driven by the earnings generated in the first nine months of 2018, partially offset by the decrease in the fair value of available-for-sale investment securities recorded as part of other comprehensive loss. On December 31, 2016, for the first time since July 2009, the Corporation paid dividends on its non-cumulative perpetual monthly income preferred stock, after receiving regulatory approval.  Since then, the Corporation has continued to pay monthly dividend payments on the non-cumulative perpetual monthly income preferred stock. As mentioned above, on October 3, 2017, the Federal Reserve terminated the Written Agreement entered into on June 3, 2010 between the Corporation and the Federal Reserve.  However, the Corporation has agreed with its regulators to continue to obtain approval before paying dividends, receiving dividends from the Bank, making payments on subordinated debt or trust-preferred securities, incurring or guaranteeing debt or purchasing or redeeming any corporate stock. The Corporation received regulatory approvals to pay the monthly dividends on the Corporation’s Series A through E Preferred Stock through December 2018.  The Corporation intends to request approval in future periods to continue to pay monthly dividend payments on the non-cumulative perpetual monthly income preferred stock.

Set forth below are First BanCorp.ʼs and FirstBankʼs regulatory capital ratios as of September 30, 2018 and December 31, 2017:

			Banking Subsidiary

	First BanCorp.		FirstBank		To be well capitalized - General thresholds
		Fully		Fully
As of September 30, 2018	Actual	Phased-in (1)	Actual	Phased-in (1)
Total capital ratio (Total capital to risk-weighted assets)	23.85%	23.30%	23.36%	22.83%	10.00%
Common Equity Tier 1 capital ratio
(Common equity Tier 1 capital to risk-weighted assets)	20.13%	19.64%	18.57%	18.12%	6.50%
Tier 1 capital ratio (Tier 1 capital to risk-weighted assets)	20.54%	20.04%	22.10%	21.57%	8.00%
Leverage ratio	14.85%	14.85%	15.99%	15.99%	5.00%

			Banking Subsidiary

	First BanCorp.		FirstBank		To be well capitalized - General thresholds
		Fully		Fully
As of December 31, 2017	Actual	Phased-in (1)	Actual	Phased-in (1)
Total capital ratio (Total capital to risk-weighted assets)	22.53%	21.99%	22.06%	21.53%	10.00%
Common Equity Tier 1 capital ratio
(Common equity Tier 1 capital to risk-weighted assets)	18.96%	18.09%	17.70%	16.86%	6.50%
Tier 1 capital ratio (Tier 1 capital to risk-weighted assets)	18.97%	18.49%	20.79%	20.26%	8.00%
Leverage ratio	14.03%	14.01%	15.39%	15.37%	5.00%

(1) Certain adjustments required under Basel III rules will be phased-in through the end of 2018 although certain elements of the Basel III rules have recently been deferred by the federal banking agencies. The ratios shown in this column were calculated assuming a fully phased-in adjustments as if they were effective as of September 30, 2018 and December 31, 2017.

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

The following table is a reconciliation of the Corporation’s tangible common equity and tangible assets as of September 30, 2018 and December 31, 2017, respectively:

	September 30,	December 31,
(In thousands, except ratios and per share information)	2018	2017

Total equity - GAAP	$1,927,415	$1,869,097
Preferred equity	(36,104)	(36,104)
Goodwill	(28,098)	(28,098)
Purchased credit card relationship intangible	(6,276)	(8,000)
Core deposit intangible	(4,585)	(5,478)
Insurance customer relationship intangible	(661)	(775)

Tangible common equity	$1,851,691	$1,790,642

Total assets - GAAP	$12,209,700	$12,261,268
Goodwill	(28,098)	(28,098)
Purchased credit card relationship intangible	(6,276)	(8,000)
Core deposit intangible	(4,585)	(5,478)
Insurance customer relationship intangible	(661)	(775)
Tangible assets	$12,170,080	$12,218,917
Common shares outstanding	217,241	216,278

Tangible common equity ratio	15.22%	14.65%
Tangible book value per common share	$8.52	$8.28

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

  The Banking Law of the Commonwealth of Puerto Rico requires that a minimum of 10% of FirstBank’s net income for the year be transferred to legal surplus until such surplus equals the total of paid-in-capital on common and preferred stock. Amounts transferred to the legal surplus account from the retained earnings account are not available for distribution to the Corporation, including for payment as dividends to the stockholders, without the prior consent of the Puerto Rico Commissioner of Financial Institutions. The Puerto Rico Banking Law provides that, when the expenditures of a Puerto Rico commercial bank are greater than receipts, the excess of the expenditures over receipts must be charged against the undistributed profits of the bank, and the balance, if any, must be charged against the legal surplus reserve, as a reduction thereof. If there is no legal surplus reserve sufficient to cover such balance, in whole or in part, the outstanding amount must be charged against the capital account and the Bank cannot pay dividends until it can replenish the legal surplus reserve to an amount equal to at least 20% of the original capital contributed. During the fourth quarter of 2017, $7.3 million was transferred to the legal surplus reserve. FirstBank’s legal surplus reserve, included as part of retained earnings in the Corporation’s consolidated statements of financial condition, amounted to $59.7 million as of September 30, 2018.  There were no transfers to the legal surplus reserve during the first nine months of 2018.

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

   As a provider of financial services, the Corporation routinely enters into commitments with off-balance sheet risk to meet the financial needs of its customers. These financial instruments may include loan commitments and standby letters of credit. These commitments are subject to the same credit policies and approval process used for on-balance sheet instruments. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the statement of financial position. As of September 30, 2018, commitments to extend credit amounted to approximately $1.2 billion, of which $664.4 million related to credit card loans.  Commercial and financial standby letters of credit amounted to approximately $72.5 million.  Commitments to extend credit are agreements to lend to customers as long as the conditions established in the contract are met.

Contractual Obligations, Commitments and Contingencies

       The following table presents information about the maturities of the Corporation’s contractual obligations and commitments, which consist of CDs, long-term contractual debt obligations, commitments to sell mortgage loans and commitments to extend credit:

	Contractual Obligations and Commitments
	As of September 30, 2018
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years

(In thousands)

Contractual obligations:
Certificates of deposit	$3,041,536	$1,744,721	$966,784	$325,828	$4,203
Securities sold under agreements to repurchase (1)	100,000	-	-	100,000	-
Advances from FHLB	690,000	70,000	420,000	200,000	-
Other borrowings	184,150	-	-	-	184,150
Total contractual obligations	$4,015,686	$1,814,721	$1,386,784	$625,828	$188,353

Commitments to sell mortgage loans	$5,005

Standby letters of credit	$2,580

Commitments to extend credit:
Lines of credit	$1,101,074
Letters of credit	69,907
Construction undisbursed funds	112,820
Total commercial commitments	$1,283,801

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

Interest Rate Risk Management

First BanCorp. manages its asset/liability position in order to limit the effects of changes in interest rates on net interest income and to maintain stability of profitability under varying interest rate scenarios. The MIALCO oversees interest rate risk, and, in doing so, the MIALCO assesses, among other things, current and expected conditions in world financial markets, competition and prevailing rates in the local deposit market, liquidity, the pipeline of loan originations, securities market values, recent or proposed changes to the investment portfolio, alternative funding sources and related costs, hedging and the possible purchase of derivatives, such as swaps and caps, and any tax or regulatory issues that may be pertinent to these areas. The MIALCO approves funding decisions in light of the Corporation’s overall strategies and objectives.

On a quarterly basis, the Corporation performs a consolidated net interest income simulation analysis to estimate the potential change in future earnings from projected changes in interest rates. These simulations are carried out over a one-to-five-year time horizon and assume upward and downward yield curve shifts. The rate scenarios considered in these simulations reflect gradual upward and downward interest rate movements of 200 basis points during a twelve-month period. Simulations are carried out in two ways:

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

As of September 30, 2018, the 12-month net interest income is forecasted assuming the September 30, 2018 interest rate curves remain constant. Then, net interest income is estimated under rising and falling rate scenarios.  For the rising rate scenario, a gradual (ramp) parallel upward shift of the yield curve is assumed during the first 12 months (the “+200 ramp” scenario). Conversely, for the falling rate scenario, a gradual (ramp) parallel downward shift of the yield curve is assumed during the first 12 months (the “-200 ramp” scenario). However, given the current low levels of interest rates, a full downward shift of 200 basis points would represent an unrealistic scenario. Therefore, under the falling rate scenario, rates move downward up to 200 basis points, but without reaching zero. The resulting scenario shows interest rates close to zero in most cases, reflecting a flattening yield curve instead of a parallel downward scenario.

The Libor/Swap curve for September 30, 2018, as compared to December 2017, reflected a 75 basis points increase in the short-term horizon, between 1 to 12 months, while market rates increased by 87 basis points in the medium term, that is, between 2 to 5 years. In the long-term, that is, over a 5-year time horizon, market rates increased by 72 basis points, causing a more flattened yield curve. The U.S. Treasury curve in the short-term increased by 83 basis points and in the medium-term horizon increased by 82 basis points as compared to the December 2017 end of month levels. The long-term horizon increased by 55 basis points as compared to December 2017 end of month levels.

    The following table presents the results of the simulations as of September 30, 2018 and December 31, 2017.  Consistent with prior years, these exclude non-cash changes in the fair value of derivatives:

	September 30, 2018				December 31, 2017
	Net Interest Income Risk				Net Interest Income Risk
	(Projected for the next 12 months)				(Projected for the next 12 months)
	Static Simulation		Growing Balance Sheet		Static Simulation		Growing Balance Sheet
(Dollars in millions)	Change	% Change	Change	% Change	Change	% Change	Change	% Change
+ 200 bps ramp	$14.0	2.57%	$17.0	2.96%	$18.0	3.55%	$17.5	3.42%
- 200 bps ramp	$(14.0)	(2.57)%	$(18.2)	(3.16)%	$(14.6)	(2.89)%	$(17.7)	(3.47)%

The Corporation continues to manage its balance sheet structure to control the overall interest rate risk. As of September 30, 2018, the simulations showed that the Corporation maintained an asset-sensitive position.  The Corporation has continued repositioning the balance sheet and improving the funding mix, driven by an increase in the average balance of non-interest-bearing deposits and reductions in brokered CDs, repurchase agreements and other borrowings.  The above-mentioned growth in non-interest-bearing deposits, along with proceeds from US agencies mortgage-backed securities and loan repayments, has helped the Corporation continue to maintain high liquidity levels.

Taking into consideration the above-mentioned facts for modeling purposes, the net interest income for the next 12 months under a non-static balance sheet scenario is estimated to increase by $17.0 million in the rising rate scenario when compared against the Corporation’s flat or unchanged interest rate forecast scenario. Under the falling rate, non-static scenario, the net interest income is estimated to decrease by $18.2 million.

Derivatives

First BanCorp. uses derivative instruments and other strategies to manage its exposure to interest rate risk caused by changes in interest rates that are beyond management’s control.

The following summarizes major strategies, including derivative activities that the Corporation uses in managing interest rate risk:

Interest rate cap agreements - Interest rate cap agreements provide the right to receive cash if a reference interest rate rises above a contractual rate. The value increases as the reference interest rate rises. The Corporation enters into interest rate cap agreements for protection from rising interest rates.

Forward Contracts - Forward contracts are sales of TBAs that will settle over the standard delivery date and do not qualify as “regular-way” security trades. Regular-way security trades are contracts that have no net settlement provision and no market mechanism to facilitate net settlement and provide for delivery of a security within the timeframe generally established by regulations or conventions in the market-place or exchange in which the transaction is being executed. The forward sales are considered derivative instruments that need to be marked-to-market. These securities are used to hedge the FHA/VA residential mortgage loan securitizations of the mortgage-banking operations. Also reported as forward contracts are mandatory mortgage loan sales commitments entered into with the GSEs that require or permit net settlement via a pair-off transaction or the payment of a pair-off fee.  Unrealized gains (losses) are recognized as part of mortgage banking activities in the consolidated statements of income.

For detailed information regarding the volume of derivative activities (e.g., notional amounts), location and fair values of derivative instruments in the consolidated statements of financial condition and the amount of gains and losses reported in the consolidated statements of income, see Note 11, “Derivative Instruments and Hedging Activities,” in the consolidated financial statements.

The following tables summarize the fair value changes in the Corporation’s derivatives, as well as the sources of the fair values:
	Asset Derivatives	Liability Derivatives
	Nine-Month Period Ended	Nine-Month Period Ended
(In thousands)	September 30, 2018	September 30, 2018

Fair value of contracts outstanding as of the beginning of the period	$312	$(324)
Changes in fair value during the period	619	(511)
Fair value of contracts outstanding as of September 30, 2018	$931	$(835)

Sources of Fair Value

	Maturity by Period
	Maturity Less Than One Year	Maturity 1-3 Years	Maturity 3-5 Years	Maturity in Excess of 5 Years	Total Fair Value

(In thousands)
As of September 30, 2018
Pricing from observable market inputs - Asset Derivatives	$116	$815	$-	$-	$931
Pricing from observable market inputs - Liability Derivatives	(20)	(815)	-	-	(835)
	$96	$-	$-	$-	$96

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

As of September 30, 2018 and December 31, 2017, all of the derivative instruments held by the Corporation were considered undesignated economic hedges.

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

The Corporation may also have risk of default in the securities portfolio. The securities held by the Corporation are principally fixed-rate U.S. agencies mortgage-backed securities and U.S. Treasury and agency securities. Thus, a substantial portion of these instruments is backed by mortgages, a guarantee of a U.S. government-sponsored entity or the full faith and credit of the U.S. government.

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

Hurricanes Maria and Irma caused widespread property damage, flooding, power outages, and water and communication services interruptions, and severely disrupted normal economic activity in the affected areas.  Damages associated with these hurricane-related events have had and may continue to have significant short-term economic repercussions, both positive and negative, for the Corporation’s commercial and individual loan customers in the most severely affected parts of Puerto Rico and the Virgin Islands. The methodologies used by the Corporation to determine the hurricane-related qualitative reserve estimate and for the review of individual large commercial credits are discussed in detail in Note 1, “Nature of Business and Summary of Significant Accounting Policies,” in the audited consolidated financial statements for the year ended December 31, 2017, which are included in the 2017 Annual Report on Form 10-K, and in “Results of Operations – Provision for Loan and Lease Losses” above.  With the ongoing collection of information on individual commercial customers and statistics on the consumer and residential loan portfolios, the loss estimate was revised during 2018 and will be revised in the future as needed.

 The ratio of the allowance for loan and lease losses to total loans held for investment was 2.30% as of September 30, 2018, compared to 2.62% as of December 31, 2017. The change for each portfolio follows:

•          The allowance to total loans ratio for the residential mortgage portfolio decreased from 1.79% as of December 31, 2017 to 1.50% as of September 30, 2018, primarily due to lower non-performing and delinquency levels.

•          The allowance to total loans ratio for the commercial mortgage portfolio increased from 3.00% as of December 31, 2017 to 3.27% as of September 30, 2018, driven by the effect of the downgrade in the credit risk classification of three large loans totaling $108.7 million.

•          The allowance to total loans for the C&I portfolio decreased from 2.35% as of December 31, 2017 to 2.14% as of September 30, 2018, reflecting the effect of a $4.0 million net loan loss reserve release related to revised estimates of the reserve associated with the effects of Hurricanes Maria and Irma, primarily due to updated assessments about the performance and repayment prospects of certain individually assessed commercial loans and charge-offs taken against previously-established reserves.

•          The allowance to total loans for the construction loan portfolio decreased from 4.06% as of December 31, 2017 to 3.72% as of September 30, 2018, reflecting the effect of a $0.7 million net loan loss reserve release related to revised estimates of the reserve associated with the effects of Hurricanes Maria and Irma, primarily due to updated assessments about the performance and repayment prospects of certain construction loans derived from regularly scheduled annual reviews.

•          The allowance to total loans for the consumer loan portfolio decreased from 4.06% as of December 31, 2017 to 3.03% as of September 30, 2018, reflecting the effect of both $10.9 million of consumer loan charge-offs taken against previously-established hurricane-related qualitative reserves and hurricane-related qualitative reserve releases of $4.2 million release resulting from payments received during 2018 that reduced the balance of the consumer loan portfolio outstanding on the dates of the hurricanes and updated payment patterns and credit risk analyses applied to consumer borrowers that were subject to payment deferral programs that expired early in 2018.

The ratio of the total allowance to non-performing loans held for investment was 59.10% as of September 30, 2018 compared to 47.36% as of December 31, 2017, reflecting the effect of the $150.2 million decrease in non-performing loans held for investment, driven by the aforementioned transfers to held for sale of non-performing commercial and construction loans totaling $74.4 million (net of fair value write-downs of $22.2 million), including $27.2 million in non-performing commercial mortgage loans that were eventually sold.

Substantially all of the Corporation’s loan portfolio is located within the boundaries of the U.S. economy. Whether the collateral is located in Puerto Rico, the USVI and BVI or the U.S. mainland (mainly in the state of Florida), the performance of the Corporation’s loan portfolio and the value of the collateral supporting the transactions are dependent upon the performance of and conditions within each specific area’s real estate market. The real estate market in Puerto Rico experienced readjustments in value driven by reduced demand and general adverse economic conditions that were exacerbated by the effect of Hurricanes Maria and Irma. The Corporation sets adequate loan-to-value ratios following its regulatory and credit policy standards.

As shown in the following table, the allowance for loan and lease losses amounted to $200.6 million as of September 30, 2018, or 2.30% of total loans, compared with $231.8 million, or 2.62% of total loans, as of December 31, 2017. See “Results of Operations - Provision for Loan and Lease Losses” above for additional information.

	Quarter Ended		Nine-Month Period Ended
	September 30,		September 30,
(Dollars in thousands)	2018	2017	2018	2017

Allowance for loan and lease losses, beginning of period	$222,035	$173,485	$231,843	$205,603
Provision (release) for loan and lease losses:
Residential Mortgage (1)	360	23,321	4,406	43,480
Commercial Mortgage (2)	10,111	17,590	20,956	30,654
Commercial and Industrial (3)	2,281	(1,079)	3,012	(8,019)
Construction (4)	1,308	242	6,579	1,496
Consumer and Finance Leases (5)	(2,536)	34,939	16,651	50,940
Total provision for loan and lease losses (6)	11,524	75,013	51,604	118,551
Charge-offs
Residential Mortgage	(8,316)	(7,177)	(17,231)	(22,369)
Commercial Mortgage	(9,850)	(266)	(20,557)	(32,123)
Commercial and Industrial	(2,242)	(738)	(9,282)	(19,168)
Construction	(2,192)	(47)	(8,187)	(705)
Consumer and Finance Leases	(13,712)	(11,141)	(38,111)	(33,386)
Total charge offs	(36,312)	(19,369)	(93,368)	(107,751)
Recoveries:
Residential Mortgage	833	321	1,857	1,961
Commercial Mortgage	291	43	378	151
Commercial and Industrial	127	114	1,565	5,613
Construction	14	16	165	594
Consumer and Finance Leases	2,051	1,247	6,519	6,148
Total recoveries	3,316	1,741	10,484	14,467
Net Charge-Offs	(32,996)	(17,628)	(82,884)	(93,284)
Allowance for loan and lease losses, end of period	$200,563	$230,870	$200,563	$230,870

Allowance for loan and lease losses to period end total loans held for
investment	2.30%	2.60%	2.30%	2.60%
Allowance for loan and lease losses, excluding the $24.9 million hurricane-related
qualitative allowance, to period end total loans held for investment (7)	2.02%	2.60%	2.02%	2.60%
Net charge-offs (annualized) to average loans outstanding during the
period	1.52%	0.80%	1.27%	1.40%
Provision for loan and lease losses to net charge-offs during the
period	0.35x	4.26x	0.62x	1.27x
Provision for loan and lease losses to net charge-offs during the period,
excluding the effect of the hurricane-related reserve releases (7)	0.43x	0.48x	0.76x	0.62x
___________

(1)

Net of a $0.4 million net loan loss reserve release for the nine-month period ended September 30, 2018 associated with revised estimates of the effects of Hurricanes Irma and Maria. For the nine-month period ended September 30, 2017, includes a provision of $13.7 million associated with the effects of Hurricanes Irma and Maria.

(2)

Net of a $1.9 million net loan loss reserve release for the nine-month period ended September 30, 2018 associated with the revised estimates of the effects of Hurricanes Irma and Maria. For the nine-month period ended September 30 2017, includes a provision of $18.1 million associated with the effects of Hurricanes Irma and Maria.

(3)

Net of a $4.0 million net loan loss reserve release for the nine-month period ended September 30, 2018, associated with revised estimates of the effects of Hurricanes Irma and Maria. For the nine-month period ended September 30 2017, includes a provision of $8.0 million associated with the effects of Hurricanes Irma and Maria.

(4)

Net of a $0.6 million and $0.7 million net loan loss reserve release for the third quarter and nine-month period ended September 30, 2018, respectively, associated with revised estimates of the effects of Hurricanes Irma and Maria. For the nine-month period ended September 30, 2017, includes a provision of $0.8 million associated with the effects of Hurricane Irma and Maria.

(5)

Net of a $2.2 million and $4.2 million net loan loss reserve release for the third quarter and nine-month period ended September 30, 2018, respectively, associated with revised estimates of the effects of Hurricanes Maria and Irma. For the nine-month period ended September 30, 2017, includes a provision of $25.9 million associated with the effects of Hurricanes Irma and Maria.

(6)

Net of a $2.8 million and $11.2 million net loan loss reserve release for the third quarter and nine-month period ended September 30, 2018, respectively, associated with revised estimates of the effects of Hurricanes Irma and Maria. For the nine-month period ended September 30, 2017, includes a provision of $66.5 million associated with the effects of Hurricanes Irma and Maria.

(7)	Non-GAAP financial measures, see "Basis of Presentation" below for a reconciliation of these measures.

   The following table sets forth information concerning the allocation of the allowance for loan and lease losses by loan category and the percentage of loan balances in each category to the total of such loans as of the dates indicated:

	As of		As of
	September 30, 2018		December 31, 2017
(In thousands)	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans

Residential mortgage loans	$48,007	37%	$58,975	37%
Commercial mortgage loans	49,270	17%	48,493	18%
Construction loans	3,079	1%	4,522	1%
Commercial and Industrial loans	44,166	24%	48,871	24%
Consumer loans and finance leases	56,041	21%	70,982	20%
	$200,563	100%	$231,843	100%

See "Results of Operations - Provision for Loan and Lease Losses" above for information about enhancements to the methodology to calculate the allowance for loan and lease losses implemented in the second quarter of 2018.

    The following table sets forth information concerning the composition of the Corporation's allowance for loan and lease losses as of September 30, 2018 and December 31, 2017 by loan category and by whether the allowance and related provision were calculated individually or through a general valuation allowance.

As of September 30, 2018	Residential Mortgage Loans	Commercial Mortgage Loans			Consumer and Finance Leases
				Construction Loans
(Dollars in thousands)			C&I Loans			Total
Impaired loans without specific reserves:
Principal balance of loans, net of charge-offs	$117,375	$73,433	$34,793	$1,116	$2,189	$228,906
Impaired loans with specific reserves:
Principal balance of loans, net of charge-offs	291,419	169,787	62,361	5,781	29,756	559,104
Allowance for loan and lease losses	18,482	17,044	10,798	906	6,083	53,313
Allowance for loan and lease losses to principal
balance	6.34%	10.04%	17.32%	15.67%	20.44%	9.54%
PCI loans:
Carrying value of PCI loans	145,203	3,919	-	-	-	149,122
Allowance for PCI loans	10,954	400	-	-	-	11,354
Allowance for PCI loans to carrying value	7.54%	10.21%	-	-	-	7.61%
Loans with general allowance:
Principal balance of loans	2,653,984	1,259,363	1,971,102	75,965	1,819,407	7,779,821
Allowance for loan and lease losses	18,571	31,826	33,368	2,173	49,958	135,896
Allowance for loan and lease losses to principal
balance	0.70%	2.53%	1.69%	2.86%	2.75%	1.75%
Total loans held for investment:
Principal balance of loans	$3,207,981	$1,506,502	$2,068,256	$82,862	$1,851,352	$8,716,953
Allowance for loan and lease losses	48,007	49,270	44,166	3,079	56,041	200,563
Allowance for loan and lease losses to principal balance (1)	1.50%	3.27%	2.14%	3.72%	3.03%	2.30%

	Residential Mortgage Loans	Commercial Mortgage Loans			Consumer and Finance Leases
				Construction Loans
(Dollars in thousands)			C&I Loans			Total

As of December 31, 2017
Impaired loans without specific reserves:
Principal balance of loans, net of charge-offs	$116,818	$65,100	$28,292	$48	$2,788	$213,046

Impaired loans with specific reserves:
Principal balance of loans, net of charge-offs	316,616	87,814	90,008	47,218	35,606	577,262
Allowance for loan and lease losses	22,086	9,783	12,359	2,017	5,165	51,410
Allowance for loan and lease losses to principal
balance	6.98%	11.14%	13.73%	4.27%	14.51%	8.91%

PCI loans:
Carrying value of PCI loans	153,991	4,183	-	-	-	158,174
Allowance for PCI loans	10,873	378	-	-	-	11,251
Allowance for PCI loans to carrying value	7.06%	9.04%	-	-	-	7.11%

Loans with general allowance:
Principal balance of loans	2,703,532	1,457,875	1,964,953	64,131	1,711,503	7,901,994
Allowance for loan and lease losses	26,016	38,332	36,512	2,505	65,817	169,182
Allowance for loan and lease losses to principal
balance	0.96%	2.63%	1.86%	3.91%	3.85%	2.14%

Total loans held for investment:
Principal balance of loans	$3,290,957	$1,614,972	$2,083,253	$111,397	$1,749,897	$8,850,476
Allowance for loan and lease losses	58,975	48,493	48,871	4,522	70,982	231,843
Allowance for loan and lease losses to principal
balance (1)	1.79%	3.00%	2.35%	4.06%	4.06%	2.62%

(1) Loans used in the denominator include PCI loans of $149.1 million and $158.2 million as of September 30 2018 and December 31, 2017, respectively. However, the
Corporation separately tracks and reports PCI loans and excludes these loans from the amounts of non-performing loans, impaired loans, TDRs and non-performing assets.

The following tables show the activity for impaired loans held for investment and the related specific reserve during the quarters and nine-month periods ended September 30, 2018 and 2017:
		Quarter Ended		Nine-Month Period Ended
		September 30,		September 30,

		2018	2017	2018	2017
		(In thousands)		(In thousands)
	Impaired Loans:
	Balance as of beginning of period	$740,134	$735,625	$790,308	$887,905
	Loans determined impaired during the period	119,064	71,884	214,745	110,488
	Charge-offs (1)(2)(3)	(18,035)	(6,472)	(48,455)	(66,959)
	Loans sold, net of charge-offs	-	-	(4,121)	(53,245)
	Increases to existing impaired loans	128	3,215	7,203	4,454
	Foreclosures	(8,293)	(5,657)	(27,745)	(36,347)
	Loans no longer considered impaired	(1,146)	(542)	(5,086)	(3,324)
	Loans transferred to held for sale	(16,839)	-	(74,052)	-
	Paid in full, partial payments and other	(27,003)	(18,794)	(64,787)	(63,713)
	Balance as of end of period	$788,010	$779,259	$788,010	$779,259

(1)

For the quarter ended September 30, 2018, includes charge-offs totaling $12.5 million associated with the $17.2 million in non-performing loans transferred to held for sale in the third quarter of 2018.

(2)

For the nine-month period ended September 30, 2018, includes charge-offs totaling $22.2 million associated with the $74.4 million in non-performing loans transferred to held for sale during the first nine-months of 2018.

(3)	For the nine-month period ended September 30, 2017, includes a charge-off of $10.7 million related to the sale of the PREPA credit line.
		Quarter Ended		Nine-Month Period Ended
		September 30,		September 30,
		2018	2017	2018	2017
		(In thousands)		(In thousands)
	Specific Reserve:
	Balance as of beginning of period	$49,514	$40,794	$51,410	$64,421
	Provision for loan losses	21,821	13,819	50,277	50,014
	Net charge-offs	(18,022)	(6,458)	(48,374)	(66,280)
	Balance as of end of period	$53,313	$48,155	$53,313	$48,155

In addition, as of September 30, 2018, the Corporation maintained a $0.4 million reserve for unfunded loan commitments, mainly related to outstanding commitments on floor plan revolving lines of credit. The reserve for unfunded loan commitments is an estimate of the losses inherent in off-balance sheet loan commitments to borrowers that are experiencing financial difficulties as of the balance sheet date. The reserve for unfunded loan commitments is included as part of accounts payable and other liabilities in the consolidated statements of financial condition and any change to the reserve is included as part of other non-interest expenses in the consolidated statements of income (loss).

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

Cash payments received on certain loans that are impaired and collateral-dependent are recognized when collected in accordance with the contractual terms of the loans.  The principal portion of the payment is used to reduce the principal balance of the loan, whereas the interest portion is recognized on a cash basis (when collected). However, when management believes that the ultimate collectability of principal is in doubt, the interest portion is applied to the outstanding principal.  The risk exposure of this portfolio is diversified as to individual borrowers and industries, among other factors. In addition, a large portion is secured with real estate collateral.

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

Past-Due Loans 90 days and still accruing

These are accruing loans that are contractually delinquent 90 days or more. These past-due loans are either current as to interest but delinquent as to the payment of principal or are insured or guaranteed under applicable FHA, VA or other government-guaranteed programs for residential mortgage loans. Past due loans 90 days and still accruing also include PCI loans with individual delinquencies over 90 days, primarily related to mortgage loans acquired from Doral Bank in 2015 and from Doral Financial in 2014.

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

The following table presents non-performing assets as of the dates indicated:

	September 30,	December 31,
(Dollars in thousands)	2018	2017

Non-performing loans held for investment:
Residential mortgage	$156,685	$178,291
Commercial mortgage (1)	117,397	156,493
Commercial and Industrial (1)	34,551	85,839
Construction (1)	9,071	52,113
Finance leases	1,443	1,237
Consumer	20,221	15,581
Total non-performing loans held for investment (1)	$339,368	$489,554
OREO	135,218	147,940
Other repossessed property	3,992	4,802
Total non-performing assets, excluding loans held for sale	$478,578	$642,296
Non-performing loans held for sale (1)	44,177	8,290
Total non-performing assets, including loans held for sale (2) (3)	$522,755	$650,586

Past due loans 90 days and still accruing (4) (5)	$165,432	$160,725
Non-performing assets to total assets	4.28%	5.31%
Non-performing loans held for investment to total loans held for investment	3.89%	5.53%
Allowance for loan and lease losses	$200,563	$231,843
Allowance to total non-performing loans held for investment (6)	59.10%	47.36%
Allowance to total non-performing loans held for investment,
excluding residential real estate loans (7)	109.79%	74.48%

___________
(1)

During the first nine months of 2018, the Corporation transferred to held for sale $74.4 million (net of fair value write-downs of $22.2 million recorded at the time of transfers) in non-performing loans. Loans transferred to held for sale consisted of non-performing commercial mortgage loans totaling $39.6 million (net of fair value write-downs of $13.8 million), non-performing construction loans totaling $33.0 million (net of fair value write-downs of $6.7 million recorded at the time of transfers) and non-performing commercial and industrial loans totaling $1.8 million (net of fair value write-downs of $1.7 million recorded at the time of transfers). Approximately $27.2 million of the commercial mortgage loans transferred to held for sale was eventually sold during the second and third quarters of 2018.

(2)

Purchased credit impaired loans accounted for under ASC Topic 310-30 of $149.1 million and $158.2 million as of September 30, 2018 and December 31, 2017, respectively, are excluded and not considered non-performing due to the application of the accretion method, under which these loans will accrete interest income over the remaining life of the loans using an estimated cash flow analysis.

(3)

Non-performing assets exclude $510.8 million and $374.7 million of TDR loans that were in compliance with the modified terms and in accrual status as of September 30, 2018 and December 31, 2017, respectively.

(4)

It is the Corporation's policy to report delinquent residential mortgage loans insured by the FHA or guaranteed by the VA as past-due loans 90 days and still accruing as opposed to non-performing loans since the principal repayment is insured. These balances include $33.9 million of residential mortgage loans insured by the FHA or guaranteed by the VA that are over 15 months delinquent, and are no longer accruing interest as of September 30, 2018, taking into consideration the FHA interest curtailment process.

(5)

Amount includes PCI loans with individual delinquencies over 90 days and still accruing with a carrying value as of September 30, 2018 and December 31, 2017 of approximately $31.1 million and $29.3 million, respectively, primarily related to loans acquired from Doral Bank in the first quarter of 2015 and from Doral Financial in the second quarter of 2014

(6)

The ratio of the allowance for loan and lease losses to non-performing loans held for investment, excluding the hurricane-related qualitative allowance, was 51.77% and 36.00% as of September 30, 2018 and December 31, 2017, respectively.

(7)

The ratio of the allowance for loan and lease losses to non-performing loans held for investment, excluding the residential real estate non-performing loans and the hurricane-related qualitative allowance, was 96.17% and 56.63% as of September 30, 2018 and December 31, 2017, respectively.

The following table shows non-performing assets by geographic region:

	September 30,	December 31,
(Dollars in thousands)	2018	2017
Puerto Rico:
Non-performing loans held for investment:
Residential mortgage	$127,772	$147,852
Commercial mortgage (1)	49,254	128,232
Commercial and Industrial (2)	29,974	79,809
Construction (3)	6,530	14,506
Finance leases	1,443	1,237
Consumer	19,225	14,885
Total non-performing loans held for investment	234,198	386,521

OREO	127,478	140,063
Other repossessed property	3,793	4,723
Total non-performing assets, excluding loans held for sale	$365,469	$531,307
Non-performing loans held for sale (1) (2) (3)	17,177	8,290
Total non-performing assets, including loans held for sale (4)	$382,646	$539,597
Past due loans 90 days and still accruing (5)	$162,065	$151,724

Virgin Islands:
Non-performing loans held for investment:
Residential mortgage	$15,280	$22,110
Commercial mortgage	19,891	25,309
Commercial and Industrial	4,577	6,030
Construction (6)	2,541	37,607
Consumer	651	281
Total non-performing loans held for investment	42,940	91,337

OREO	7,074	6,306
Other repossessed property	54	26
Total non-performing assets	$50,068	$97,669
Non-performing loans held for sale (6)	27,000	-
Total non-performing assets	$77,068	$97,669
Past due loans 90 days and still accruing	$3,367	$9,001

United States:
Non-performing loans held for investment:
Residential mortgage	$13,633	$8,329
Commercial mortgage	48,252	2,952
Consumer	345	415
Total non-performing loans held for investment	62,230	11,696

OREO	666	1,571
Other repossessed property	145	53
Total non-performing assets	$63,041	$13,320
Past due loans 90 days and still accruing	$-	$-
____________
(1)

During the first nine months of 2018, the Corporation transferred to held for sale non-performing commercial mortgage loans in Puerto Rico totaling $39.6 million (net of fair value write-downs of $13.8 million recorded at the time of transfers). Approximately $27.2 million of the commercial mortgage loans transferred to held for sale were eventually sold during the second and third quarters of 2018.

(2)

During the first nine months of 2018, the Corporation transferred to held for sale non-performing commercial and industrial loans in Puerto Rico totaling $1.8 million (net of fair value write-downs of $1.7 million).

(3)	During the first nine months of 2018, the Corporation transferred to held for sale a $3.0 million non-performing construction loan in Puerto Rico (net of a $1.6 million fair value write-down).
(4)

Purchased credit impaired loans accounted for under ASC Topic 310-30 of $149.1 million and $158.2 million as of September 30, 2018 and December 31, 2017, respectively, are excluded and not considered non-performing due to the application of the accretion method, under which these loans will accrete interest income over the remaining life of the loans using an estimated cash flow analysis.

(5)

Amount includes purchased credit impaired loans with individual delinquencies over 90 days and still accruing with a carrying value as of September 30, 2018  and December 31, 2017 of approximately $31.1 million and $29.3 million, respectively, primarily related to loans acquired from Doral Bank in the first quarter of 2015 and from Doral Financial in the second quarter of 2014.

(6)

During the first nine months of 2018, the Corporation transferred to held for sale a $30.0 million non-performing construction loan in the Virgin Islands (net of a $5.1 million fair value write-down). Collections after the transfer of the loan to held for sale reduced the carrying value of the loan to $27.0 million as of September 30, 2018.

Total non-performing loans, including non-performing loans held for sale, were $383.5 million as of September 30, 2018.  This represents a decrease of $114.3 million from $497.8 million as of December 31, 2017. The decrease in non-performing loans was primarily attributable to: (i)  the restoration to accrual status of two large commercial loans totaling $69.7 million, including the split loan restructuring of a $34 million commercial mortgage loan; (ii) sales of non-performing commercial and construction loans of $34.9 million;  (iii) collections on non-performing commercial and construction loans of $27.2 million, (iv) commercial and construction non-performing loan charge-offs totaling $36.5 million; and (v) a $21.6 million decrease in residential non-performing loans.  These variances were partially offset by the inflow of two large commercial mortgage loans totaling $68.4 million tied to a legacy commercial loan relationship that operates in both the Florida and Puerto Rico regions with independent sources of repayment.

Non-performing commercial mortgage loans, including loans held for sale, decreased by $26.7 million to $129.8 million as of September 30, 2018 from $156.5 million as of December 31, 2017. The decrease was primarily related to the split loan restructuring of a $34 million commercial mortgage loan, sales of $27.2 million of non-performing commercial mortgage loans, collections on non-performing commercial mortgage loans of $15.7 million, and commercial mortgage non-performing loan charge-offs of $20.6 million.  These variances were partially offset by aforementioned inflow in 2018 of two large commercial mortgage loans totaling $68.4 million tied to a legacy commercial loan relationship that operates in both the Florida and Puerto Rico regions. Total inflows of non-performing commercial mortgage loans held for investment amounted to $78.0 million for the first nine months of 2018, compared to $27.4 million for the same period in 2017.

Non-performing C&I loans, including non-performing C&I loans held for sale, decreased by $49.5 million to $36.3 million as of September 30, 2018 from $85.8 million as of December 31, 2017. The decrease was primarily related to the restoration to accrual status of a $35.7 million commercial and industrial loan as the borrower has demonstrated sustained performance for an extended period and principal and interest is deemed fully collectible, collections on non-performing commercial and industrial loans of $7.0 million, and commercial and industrial non-performing loan charge-offs of $7.8 million.  Total inflows of non-performing C&I loans held for investment were $5.0 million during the first nine months of 2018, compared to $22.5 million for the same period in 2017.

Non-performing construction loans, including non-performing construction loans held for sale, decreased by $21.3 million to $39.1 million as of September 30, 2018 from $60.4 million as of December 31, 2017.  The decrease was primarily due to the sale of a $7.7 million non-performing construction loan, construction non-performing loan charge-offs of $8.2 million, and collections on non-performing construction loans of $4.5 million.  Total inflows of non-performing construction loans held for investment amounted to $1.7 million for the first nine months of 2018, compared to $1.2 million for the same period in 2017.

The following tables present the activity of commercial and construction non-performing loans held for investment:

	Commercial Mortgage	Commercial & Industrial	Construction	Total
(In thousands)
Quarter ended September 30, 2018
Beginning balance	$142,614	$76,887	$14,148	$233,649
Plus:
Additions to non-performing	2,326	850	1,388	4,564
Less:
Loans returned to accrual status	(243)	(34,936)	-	(35,179)
Non-performing loans transferred to OREO	(886)	(1,192)	(54)	(2,132)
Non-performing loan charge-offs	(9,850)	(2,197)	(2,193)	(14,240)
Loan collections	(4,192)	(3,071)	(1,203)	(8,466)
Loans transferred to loans held for sale, net of charge-offs	(12,372)	(1,790)	(3,015)	(17,177)
Ending balance	$117,397	$34,551	$9,071	$161,019

	Commercial Mortgage	Commercial & Industrial	Construction	Total
(In thousands)
Nine-Month Period Ended September 30, 2018
Beginning balance	$156,493	$85,839	$52,113	294,445
Plus:
Additions to non-performing	77,991	4,979	1,659	84,629
Less:
Loans returned to accrual status	(37,996)	(37,169)	(899)	(76,064)
Non-performing loans transferred to OREO	(3,204)	(2,540)	(353)	(6,097)
Non-performing loan charge-offs	(20,557)	(7,789)	(8,154)	(36,500)
Loan collections	(15,744)	(6,979)	(1,499)	(24,222)
Reclassification	-	-	(781)	(781)
Loans transferred to loans held for sale, net of charge-offs	(39,586)	(1,790)	(33,015)	(74,391)
Ending balance	$117,397	$34,551	$9,071	$161,019

	Commercial Mortgage	Commercial & Industrial	Construction	Total
(In thousands)
Quarter ended September 30, 2017
Beginning balance	$122,035	$65,575	$47,391	$235,001
Plus:
Additions to non-performing	24,791	20,933	114	45,838
Less:
Loans returned to accrual status	(292)	(50)	-	(342)
Non-performing loans transferred to OREO	(392)	(35)	(160)	(587)
Non-performing loan charge-offs	(167)	(712)	(47)	(926)
Loan collections	(8,916)	(2,374)	(178)	(11,468)
Reclassification	-	980	(400)	580
Ending balance	$137,059	$84,317	$46,720	$268,096

	Commercial Mortgage	Commercial & Industrial	Construction	Total
(In thousands)
Nine-Month Period Ended September 30, 2017
Beginning balance	$178,696	$146,599	$49,852	$375,147
Plus:
Additions to non-performing	27,424	22,477	1,205	51,106
Less:
Loans returned to accrual status	(2,333)	(1,037)	(20)	(3,390)
Non-performing loans transferred to OREO	(9,039)	(4,263)	(342)	(13,644)
Non-performing loan charge-offs	(31,620)	(19,065)	(705)	(51,390)
Loan collections	(26,183)	(8,129)	(2,870)	(37,182)
Reclassification	114	980	(400)	694
Non-performing loans sold, net of charge-offs	-	(53,245)	-	(53,245)
Ending balance	$137,059	$84,317	$46,720	$268,096

The following tables present the activity of commercial and construction non-performing loans held for sale:

	Commercial Mortgage	Commercial & Industrial	Construction	Total
(In thousands)
Quarter ended September 30, 2018
Beginning balance	$16,814	$-	$37,732	$54,546
Plus:
Loans transferred from held for investment	12,372	1,790	3,015	17,177
Less:
Loan collections	-	-	(3,000)	(3,000)
Non-performing loans sold	(16,814)	-	(7,732)	(24,546)
Ending balance	$12,372	$1,790	$30,015	$44,177

	Commercial Mortgage	Commercial & Industrial	Construction	Total
(In thousands)
Nine-Month Period Ended September 30, 2018
Beginning balance	$-	$-	$8,290	$8,290
Plus:
Loans transferred from held for investment	39,586	1,790	33,015	74,391
Less:
Loan collections	-	-	(3,000)	(3,000)
Lower of cost or market adjustment	-	-	(558)	(558)
Non-performing loans sold	(27,214)	-	(7,732)	(34,946)
Ending balance	$12,372	$1,790	$30,015	$44,177

Construction
(In thousands)
Quarter ended September 30, 2017
Beginning balance	$8,079
Plus:
Increase to existing construction loans held for sale	211
Ending balance	$8,290

Construction
(In thousands)
Nine-Month Period Ended September 30, 2017
Beginning balance	$8,079
Plus:
Increase to existing construction loans held for sale	211
Ending balance	$8,290

   Total non-performing commercial and construction loans, including non-performing loans held for sale, with a book value of $205.2 million as of September 30, 2018 were being carried (net of reserves and accumulated charge-offs) at 51.7% of unpaid principal balance.

   Non-performing residential mortgage loans decreased by $21.6 million to $156.7 million as of September 30, 2018 from $178.3 million as of December 31, 2017.  The decrease was driven primarily by loans brought current, loans transferred to the OREO portfolio, and collections and charge-offs recorded during the first nine months of 2018, partially offset by inflows.

The following tables presents the activity of residential non-performing loans held for investment:

	Quarter Ended		Nine-Month Period Ended
	September 30,		September 30,
(In thousands)	2018	2017	2018	2017

Beginning balance	$162,539	$155,330	$178,291	$160,867
Plus:
Additions to non-performing	16,480	41,264	60,217	90,370
Less:
Loans returned to accrual status	(7,146)	(6,300)	(38,254)	(28,589)
Non-performing loans transferred to OREO	(6,302)	(5,649)	(23,139)	(24,649)
Non-performing loan charge-offs	(6,027)	(4,808)	(12,891)	(14,135)
Loan collections	(2,859)	(727)	(8,320)	(4,640)
Reclassification	-	(580)	781	(694)
Ending balance	$156,685	$178,530	$156,685	$178,530

The amount of non-performing consumer loans, including finance leases, increased by $4.8 million during the first nine months of 2018 to $21.7 million, compared to $16.8 million as of December 31, 2017.  The inflows of non-performing consumer loans during the first nine months of 2018 were $42.1 million, an increase of $8.7 million, compared to inflows of $33.4 million for the same period in 2017.

As of September 30, 2018, approximately $85.7 million of the loans placed in non-accrual status, mainly commercial loans, were current, or had delinquencies of less than 90 days in their principal and interest payments, including $20.7 million of TDRs maintained in nonaccrual status until the restructured loans meet the criteria of sustained payment performance under the revised terms for reinstatement to accrual status and there is no doubt about full collectability. Collections on these loans are being recorded on a cash basis through earnings, or on a cost-recovery basis, as conditions warrant.

   During the nine-month period ended September 30, 2018, interest income of approximately $3.3 million related to non-performing loans with a carrying value of $134.5 million as of September 30, 2018, mainly non-performing construction and commercial loans, was applied against the related principal balances under the cost-recovery method.

    As of September 30, 2018, approximately $121.0 million, or 35.7%, of total non-performing loans held for investment had been charged-off to their net realizable value and no specific reserve was allocated, as shown in the following table:

(Dollars in thousands)	Residential Mortgage Loans	Commercial Mortgage Loans	C&I Loans	Construction Loans	Consumer and Finance Leases	Total
As of September 30, 2018
Non-performing loans held for investment
charged-off to realizable value	$72,057	$37,507	$9,601	$1,116	$714	$120,995
Other non-performing loans held
for investment	84,628	79,890	24,950	7,955	20,950	218,373
Total non-performing loans held
for investment	$156,685	$117,397	$34,551	$9,071	$21,664	$339,368

Allowance to non-performing loans held for
investments	30.64%	41.97%	127.83%	33.94%	258.68%	59.10%
Allowance to non-performing loans held for
investments, excluding non-performing loans
charged-off to realizable value	56.73%	61.67%	177.02%	38.71%	267.50%	91.84%

As of December 31, 2017
Non-performing loans held for investment
charged-off to realizable value	$76,668	$60,680	$6,872	$48	$843	$145,111
Other non-performing loans held
for investment	101,623	95,813	78,967	52,065	15,975	344,443
Total non-performing loans held
for investment	$178,291	$156,493	$85,839	$52,113	$16,818	$489,554

Allowance to non-performing loans held for
investments	33.08%	30.99%	56.93%	8.68%	422.06%	47.36%
Allowance to non-performing loans held for
investments, excluding non-performing loans
charged-off to realizable value	58.03%	50.61%	61.89%	8.69%	444.33%	67.31%

Total loans in early delinquency (i.e., 30-89 days past due loans, as defined in regulatory report instructions) amounted to $141.6 million as of September 30, 2018, a decrease of $103.1 million compared to $244.7 million as of December 31, 2017.  The variances by major portfolio categories follow:

•          Consumer loans in early delinquency decreased by $49.1 million to $62.1 million as of September 30, 2018, compared to $111.2 million as of December 31, 2017, and residential mortgage loans in early delinquency decreased by $40.9 million to $75.0 million as of September 30, 2018, from $115.9 million as of December 31, 2017. These variances primarily reflect both the resumption of payments by clients after the expiration of the three-month payment deferral programs and the classification of loans as non-performing during the first nine months of 2018.

•          Commercial and construction loans in early delinquency decreased by $13.2 million to $4.5 million as of September 30, 2018, compared to $17.7 million as of December 31, 2017, primarily due to loans brought current.

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

The following table provides a breakdown between accrual and nonaccrual TDRs:

(In thousands)		As of September 30, 2018

Accrual		Nonaccrual (1)	Total TDRs
Residential mortgage loans:
Non-FHA/VA Residential Mortgage loans	$270,067	$70,202	$340,269
Commercial Mortgage loans (2)	146,293	22,912	169,205
Commercial and Industrial loans (3)	70,416	9,295	79,711
Construction loans (4)	1,080	4,714	5,794
Consumer loans - Auto	12,541	6,350	18,891
Finance leases	1,273	99	1,372
Consumer loans - Other	9,176	1,302	10,478
Total Troubled Debt Restructurings	$510,846	$114,874	$625,720

(1) Included in non-accrual loans are $20.7 million in loans that were performing under the terms of the restructuring agreements but are reported in nonaccrual status until the restructured loans meet the criteria of sustained payment performance under the revised terms for reinstatement to accrual status and are deemed fully collectible.

(2) Excludes $3.6 million in non-performing commercial mortgage loans transferred to held for sale during 2018.
(3) Excludes $0.9 million in non-performing commercial and industrial loans transferred to held for sale during 2018.
(4) Excludes a $27.0 million non-performing construction loan transferred to held for sale during 2018.

    The OREO portfolio, which is part of non-performing assets, decreased by $12.7 million to $135.2 million as of September 30, 2018 from $147.9 million as of December 31, 2017. The following tables show the composition of the OREO portfolio as of September 30, 2018 and December 31, 2017, as well as the activity during the nine-month period ended September 30, 2018 of the OREO portfolio by geographic region:

OREO Composition by Region

(In thousands)	As of September 30, 2018
	Puerto Rico	Virgin Islands	Florida	Consolidated
Residential	$47,337	$1,416	$534	$49,287
Commercial	70,233	4,927	132	75,292
Construction	9,908	731	-	10,639
	$127,478	$7,074	$666	$135,218

(In thousands)	As of December 31, 2017
	Puerto Rico	Virgin Islands	Florida	Consolidated
Residential	$52,427	$514	$1,440	$54,381
Commercial	77,812	4,927	132	82,871
Construction	9,823	865	-	10,688
	$140,062	$6,306	$1,572	$147,940

OREO Activity by Region

(In thousands)	As of September 30, 2018
	Puerto Rico	Virgin Islands	Florida	Consolidated
Beginning Balance	$140,062	$6,306	$1,572	$147,940
Additions	36,341	1,273	619	38,233
Sales	(31,407)	(368)	(1,481)	(33,256)
Fair value adjustments and impairments	(17,518)	(137)	(44)	(17,699)
Ending Balance	$127,478	$7,074	$666	$135,218

Net Charge-offs and Total Credit Losses

Net charge-offs totaled $82.9 million for the first nine months of 2018, or an annualized 1.27% of average loans, compared to $93.3 million, or an annualized 1.40%, for the same period in 2017. Net charge-offs for the first nine months of 2018 included charge-offs totaling $22.2 million associated with the transfer to held for sale of $74.4 million in non-performing commercial and construction loans. Net charge-offs for the first nine months of 2017 included a $10.7 million charge-off associated with the sale of the PREPA credit line.

     Commercial mortgage loan net charge-offs for the first nine months of 2018 were $20.2 million, or an annualized 1.71% of average commercial mortgage loans, compared to $32.0 million, or an annualized 2.65%, for the first nine months of 2017. Commercial mortgage loan net charge-offs for the first nine months of 2018 included $13.8 million associated with the transfer to held for sale of $39.6 million in non-performing commercial mortgage loans.  The decrease, as compared to the first nine months of 2017, was primarily related to the effect in 2017 of charge-offs totaling $29.7 million taken on commercial mortgages loans previously guaranteed by the TDF.

Commercial and Industrial loan net charge-offs for the first nine months of 2018 totaled $7.7 million, or an annualized 0.50% of average commercial and industrial loans, compared to $13.6 million, or an annualized 0.85%, for the first nine months of 2017. Commercial and Industrial loan net charge-offs for the first nine months of 2018 included $1.7 million associated with the transfer to held for sale of $1.8 million in non-performing loans. Commercial and Industrial loan net charge-offs for the first nine months of 2017 included the $10.7 million charge-off associated with the sale of the PREPA credit line.

Construction loans net charge-offs for the first nine months of 2018 were $8.0 million, or an annualized 8.86% of average construction loans, compared to net charge-offs of $0.1 million, or an annualized 0.11%, for the first nine months of 2017.  The variance was primarily related to charge-offs totaling $6.7 million related to $33.0 million in non-performing construction loans transferred to held for sale during 2018.

Residential mortgage loans net charge-offs for the first nine months of 2018 were $15.4 million, or an annualized 0.64% of average residential mortgage loans, compared to $20.4 million, or an annualized 0.83%, for the first nine months of 2017. Approximately $13.1 million in charge-offs for the first nine months of 2018 resulted from valuations for impairment purposes of residential mortgage loans considered homogeneous given high delinquency and loan-to-value levels compared to $13.2 million for the first nine months of 2017. Net charge-offs on residential mortgage loans also included $2.4 million related to foreclosures for the first nine months of 2018, compared to $5.7 million for the first half of 2017.

   Net charge-offs of consumer loans and finance leases for the first nine months of 2018 were $31.6 million, or an annualized 2.38% of average consumer loans and finance leases, compared to $27.2 million, or an annualized 2.11% of average loans, in the first nine months of 2017.  The increase primarily reflects adjustments in the auto loan portfolio and also reflects the effect of a loan loss recovery of $1.2 million recorded in 2017 on the sale of certain credit card loans that had been fully charged-off in prior periods.  Approximately $10.9 million of the consumer loan charge-offs recorded in 2018 were taken against previously-established hurricane-related qualitative reserve associated with Hurricanes Irma and Maria.

The following table presents annualized net charge-offs to average loans held in various portfolio:

	Quarter Ended		Nine-Month Period Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017

Residential mortgage	0.95%	0.84%	0.64%	0.83%
Commercial mortgage	2.47%	0.06%	1.71%	2.65%
Commercial and industrial	0.42%	0.12%	0.50%	0.85%
Construction	7.13%	0.09%	8.86%	0.11%
Consumer and finance leases	2.57%	2.29%	2.38%	2.11%
Total loans	1.52%	0.80%	1.27%	1.40%
_______________

The following table presents annualized net charge-offs (recoveries) to average loans held in various portfolios by geographic region:

	Quarter Ended		Nine-Month Period Ended
	September 30,	September 30,	September 30,	September 30,
	2018	2017	2018	2017
PUERTO RICO:
Residential mortgage	1.17%	1.15%	0.80%	1.11%
Commercial mortgage	3.61%	0.09%	2.49%	3.65%
Commercial and Industrial	0.65%	0.17%	0.73%	1.21%
Construction	16.62%	0.31%	7.48%	1.68%
Consumer and finance leases	2.58%	2.29%	2.39%	2.14%
Total loans	1.94%	1.03%	1.53%	1.83%
VIRGIN ISLANDS:
Residential mortgage (1)	0.81%	(0.01)%	0.65%	0.06%
Commercial mortgage (2)	(0.23)%	(0.14)%	(0.16)%	(0.11)%
Commercial and Industrial (3)	(0.03)%	(0.01)%	0.21%	(0.01)%
Construction (4)	4.42%	-%	18.09%	(1.33)%
Consumer and finance leases	3.13%	2.84%	2.66%	2.04%
Total loans	0.94%	0.17%	1.87%	0.05%
FLORIDA:
Residential mortgage	0.16%	0.01%	0.02%	0.05%
Commercial mortgage (5)	(0.01)%	(0.01)%	(0.01)%	(0.01)%
Commercial and Industrial	-%	-%	0.02%	-%
Construction (6)	(0.12)%	(0.18)%	(0.66)%	(0.53)%
Consumer and finance leases	2.07%	1.93%	1.88%	1.35%
Total loans	0.12%	0.07%	0.06%	0.06%

(1)	For the quarter ended September 30, 2017, recoveries in residential mortgage loans in the Virgin Islands exceeded charge-offs.
(2)	For the quarter and nine-month periods ended September 30, 2018 and 2017, recoveries in commercial mortgage loans in the Virgin Islands exceeded charge-offs.
(3)	For the quarters ended September 30, 2018 and 2017 and nine-month period ended September 30, 2017, recoveries in commercial and industrial loans in the Virgin Islands exceeded charge-offs.
(4)	For the nine-month period ended September 30, 2017, recoveries in constructions loans in the Virgin Islands exceeded charge-offs.
(5)	For the quarter and nine-month periods ended September 30, 2018 and 2017, recoveries in commercial mortgage loans in Florida exceeded charge-offs.
(6)	For the quarter and nine-month periods ended September 30, 2018 and 2017, recoveries in construction loans in Florida exceeded charge-offs.

The above ratios are based on annualized charge-offs and are not necessarily indicative of the results expected for the entire year or in subsequent periods.

   Total credit losses (equal to net charge-offs plus losses on OREO operations) for the first nine months of 2018 amounted to $93.1  million, or an annualized 1.49% of average loans and repossessed assets, in contrast to credit losses of $102.1 million, or a loss rate of 1.62%, for the same period in 2017.

The following table presents information about the OREO inventory and credit losses for the periods indicated:

	Quarter Ended		Nine-Month Period Ended
	September 30,		September 30,
	2018	2017	2018	2017
(Dollars in thousands)

OREO
OREO balances, carrying value:
Residential	$49,287	$56,993	$49,287	$56,993
Commercial	75,292	85,194	75,292	85,194
Construction	10,639	10,790	10,639	10,790
Total	$135,218	$152,977	$135,218	$152,977
OREO activity (number of properties):
Beginning property inventory	755	696	708	626
Properties acquired	82	84	301	305
Properties disposed	(123)	(43)	(295)	(194)
Ending property inventory	714	737	714	737
Average holding period (in days)
Residential	414	361	414	361
Commercial	1,255	941	1,255	941
Construction	1,375	1,316	1,375	1,316
	958	751	958	751
OREO operations gain (loss):
Market adjustments, impairments (net of insurance recoveries), and gains (losses) on sale:
Residential	$(2,753)	$(328)	$(4,524)	$(2,391)
Commercial	214	562	(2,227)	(4,990)
Construction	(403)	(610)	(1,460)	145
	(2,942)	(376)	(8,211)	(7,236)
Other OREO operations expenses	(1,418)	(975)	(1,994)	(1,560)
Net Loss on OREO operations	$(4,360)	$(1,351)	$(10,205)	$(8,796)
CHARGE-OFFS
Residential charge-offs, net	(7,483)	(6,856)	(15,374)	(20,408)
Commercial charge-offs, net	(11,674)	(847)	(27,896)	(45,527)
Construction charge-offs, net	(2,178)	(31)	(8,022)	(111)
Consumer and finance leases charge-offs, net	(11,661)	(9,894)	(31,592)	(27,238)
Total charge-offs, net	(32,996)	(17,628)	(82,884)	(93,284)
TOTAL CREDIT LOSSES (1)	$(37,356)	$(18,979)	$(93,089)	$(102,080)
LOSS RATIO PER CATEGORY (2)
Residential	1.27%	0.87%	0.82%	0.92%
Commercial	1.26%	(0.03)%	1.01%	1.74%
Construction	7.71%	3.37%	9.57%	0.49%
Consumer	2.57%	2.28%	2.37%	2.10%
TOTAL CREDIT LOSS RATIO (3)	1.83%	0.86%	1.49%	1.62%

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

Concentration Risk

The Corporation conducts its operations in a geographically concentrated area, as its main market is Puerto Rico. However, the Corporation has diversified its geographical risk, as evidenced by its operations in the Virgin Islands and in Florida. Of the total gross loan portfolio held for investment of $8.7 billion as of September 30, 2018, approximately 74% has credit risk concentration in Puerto Rico, 20% in the United States, and 6% in the Virgin Islands.

Update to the Puerto Rico Fiscal Situation

Economy Indicators and Projections

A significant portion of our financial activities and credit exposure is concentrated in the Commonwealth of Puerto Rico, which has been in an economic recession since 2006 that has been exacerbated by the effects of Hurricanes Irma and Maria in 2017.  The revised version of the New Fiscal Plan certified by the PROMESA oversight board in October 2018, projects a contraction in Puerto Rico’s gross national product of 8.0% for fiscal year 2018, followed by projected growths of 7.9% and 5.5% for fiscal years 2019 and 2020, respectively. Such projected growth was based on an assumption that over $82 billion of disaster relief funding will enter the economy of Puerto Rico from federal and private sources. Of the total disaster relief funding of $82 billion, estimated amounts of approximately $66 billion are to be used for public assistance, $3 billion for individual assistance, $8 billion for private and business insurance pay outs, and $5 billion is related to other federal funding. On July 30, 2018, HUD approved a $1.5 billion disaster recovery plan submitted by the Puerto Rico government that primarily focuses on the restoration of damaged and destroyed homes, businesses and infrastructure.  The disaster recovery action plan includes the following activities: (i) housing ($1 billion) – for rebuilding and repairs of damaged properties, rental assistance, and appliances, (ii) economic revitalization ($145 million) – for eligible businesses to help-revitalize the post-disaster economy, including through grants, and (iii) infrastructure ($100 million) – for repairs of the damaged infrastructure in Puerto Rico.

The Puerto Rico Economic Activity Index (the “EDB-EAI”) in August 2018 was 121.9, close to the pre-hurricane levels of 122.1 in August 2017, and had no change when compared to July 2018. The EDB-EAI is a coincident index of economic activity for Puerto Rico made up of four indicators (non-farm payroll employment, electric power generation, cement sales and gasoline consumption).  The cement sales for August 2018 totaled 1.2 million of 94-pound bags, an increase of 0.6% over the prior month, and an annual increase of 23.4%. Estimated gasoline consumption in August 2018 was 75.7 million gallons, a 9.2% decrease when compared with July 2018, and a decrease of 4.9% compared to the same period in 2017.  Electric power generation for August 2018 totaled 1,519.8 million kilowatt-hours, a decrease of 2.2% over the prior month, and an annual reduction of 10.9% compared with the same period in 2017. The revised version of the New Fiscal Plan projects that the hurricanes will create a spike in inflation of 1.6% in fiscal year 2018, with subsequent average increases of about 1.49% over the next six years, until fiscal year 2023.  The seasonally adjusted unemployment rate in Puerto Rico was 8.4% in September 2018, compared to 10.6% in September 2017.

GDB Liquidation Plan

On July 14, 2017, the PROMESA oversight board authorized the GDB to pursue the restructuring of its debts under Title VI of PROMESA and conditionally certified the GDB’s Restructuring Support Agreement (“RSA”) under the relevant provisions of Title VI.  The PROMESA oversight board’s decision was in response to a request from Puerto Rico’s Fiscal Agency and Financial Advisory Authority, dated June 30, 2017, in which the agency noted that the proposed restructuring, along with certain related settlements contemplated by the RSA, will result in an efficient wind down of the GDB’s operations and a comprehensive financial restructuring of the GDB’s obligations. The RSA provides for the organized and consensual restructuring of a substantial portion of the GDB’s liabilities, including the GDB public bonds, deposit claims by municipalities and certain non-public entities, and claims under certain GDB-issued letters of credit and guarantees. In exchange for releasing the GDB from liability relating to these claims, the claim-holders will receive new bonds to be issued by a new entity.

On April 20, 2018, the PROMESA oversight board approved the new GDB fiscal plan. The new GDB fiscal plan authorizes the recently amended terms of RSA. It also paves the way for the GDB’s operational wind-down, provides for a simplified transaction structure, and ensures equal treatment of creditors. It also offers municipalities offset rights against their deposit claims.

New Fiscal Plan

The New Fiscal Plan approved by the PROMESA oversight board, as revised on October 23, 2018, (the “New Fiscal Plan”), uses a six-year horizon and projects a six-year cumulative decline in population of 10.7%. In addition, the revised New Fiscal Plan established an annual emergency reserve of $130 million for 10 years. As mentioned above, it also assumes $82 billion in disaster relief funding and projects that a $30 billion surplus will be generated through fiscal year 2033. The New Fiscal Plan includes a series of structural reforms in areas, such as: (i) human capital and labor, (ii) ease of doing business, (iii) power sector reform, and (iv) infrastructure reform.  The New Fiscal Plan also proposes fiscal measures projected to drive $12.4 billion in increased revenues and reduced expenditures through fiscal year 2023 and project that structural reforms will drive a cumulative 1.21% increase in growth by Fiscal year 2058.

On May 10, 2018, the Puerto Rico governor, proposed the Commonwealth of Puerto Rico’s budget for fiscal year 2018-2019. The proposed consolidated budget amounts to $25,323 million and comes from the following sources:

•          $8,730 million from General Fund

•          $8,106 million from Federal Funds

•          $7,455 million from Revenue Funds

•          $402 million from Special State Funds

•          $630 million from Other Governmental Funds

The recommended General Fund budget amounted to $8,730 million, a net decrease of $832 million when compared with the budget approved for the fiscal year 2017-2018. On the other hand, the Federal Funds included in the proposed budget show an increase of $1,773 million or 28% more compared with the budget for fiscal year 2017-2018. However, the PROMESA oversight board concluded that the proposed Commonwealth of Puerto Rico budget for fiscal year 2018-2019 does not comply with the Fiscal Plan approved on April 19, 2018.   On June 29, 2018, the PROMESA oversight board stated that, because of the Puerto Rico government’s failure to enact labor reform, including the repeal of the law on unjustified work dismissals ( Law 80), it had certified a new revised version of the New Fiscal Plan that reflects, among others changes, a reduction of the projected 30-year surplus of the central government to $14.4 billion from the previous projection between $39 billion to $40 billion, the elimination of Christmas bonuses for public employees, and lower funding for infrastructure and municipalities.

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

Exposure to Puerto Rico Government

As of September 30, 2018, the Corporation had $221.4 million of direct exposure to the Puerto Rico government, its municipalities and public corporations, compared to $214.5 million as of December 31, 2017. As of September 30, 2018, approximately $192.0 million of the exposure consisted of loans and obligations of municipalities in Puerto Rico that are supported by assigned property tax revenues and for which, in most cases, the good faith, credit and unlimited taxing power of the applicable municipality have been pledged to their repayment, compared to $184.6 million as of December 31, 2017.  Approximately 75% of the Corporation’s municipality exposure consisted primarily of senior priority obligations concentrated in three of the largest municipalities in Puerto Rico. These municipalities are required by law to levy special property taxes in such amounts as are required for the payment of all of their respective general obligation bonds and notes. The PROMESA oversight board has not designated any of the Commonwealth’s 78 municipalities as covered entities under PROMESA.  However, while the revised fiscal plan certified by the PROMESA oversight board did not contemplate a restructuring of the debt of Puerto Rico’s municipalities, the plan did call for the gradual elimination of budgetary subsidies provided to municipalities. Furthermore, municipalities are also likely to be affected by the negative economic and other effects resulting from expense, revenue or cash management measures taken to address the Puerto Rico government’s fiscal and liquidity shortfalls, as well as measures included in fiscal plans of other government entities.  In addition to municipalities, the total direct exposure also included a $6.7 million loan to a unit of the central government, and a $14.7 million loan to an affiliate of PREPA.  The Corporation’s total direct exposure also included obligations of the Puerto Rico government, specifically bonds of the Puerto Rico Housing Finance Authority, at an amortized cost of $8.1 million as part of its available-for-sale investment securities portfolio, which were recorded on its books at a fair value of $6.9 million as of September 30, 2018.

The following table details the Corporation’s total direct exposure to the Puerto Rico Government according to their maturities:

	As of September 30, 2018
	Investment
	Portfolio		Total
	(Amortized cost)	Loans	Exposure

(In thousands)
Central Government:
After 1 to 5 years	$-	$6,689	$6,689
Total Central Government	-	6,689	6,689

Puerto Rico Housing Finance Authority:
After 5 to 10 years	4,013	-	4,013
After 10 years	4,111	-	4,111
Total Puerto Rico Housing Finance Authority	8,124	-	8,124

Public Corporations:
Affiliate of the Puerto Rico Electric Power Authority:
After 1 to 5 years	-	14,654	14,654
Total Public Corporations	-	14,654	14,654

Municipalities:
After 1 to 5 years	6,096	32,156	38,252
After 5 to 10 years	53,006	15,000	68,006
After 10 years	85,697	-	85,697
Total Municipalities	144,799	47,156	191,955
Total Direct Government Exposure	$152,923	$68,499	$221,422

In addition, as of September 30, 2018, the Corporation had $113.3 million in exposure to residential mortgage loans that are guaranteed by the Puerto Rico Housing Finance Authority. Residential mortgage loans guaranteed by the Puerto Rico Housing Finance Authority are secured by the underlying properties and the guarantees serve to cover shortfalls in collateral in the event of a borrower default. The Puerto Rico government guarantees up to $75 million of the principal under the mortgage loan insurance program. According to the most recently-released audited financial statements of the Puerto Rico Housing Finance Authority, as of June 30, 2016, the Puerto Rico Housing Finance Authority’s mortgage loans insurance program covered loans in an aggregate of approximately $576 million. The regulations adopted by the Puerto Rico Housing Finance Authority require the establishment of adequate reserves to guarantee the solvency of the mortgage loan insurance fund. As of June 30, 2016, the most recent date as to which information is available, the Puerto Rico Housing Finance Authority had a restricted net position for such purposes of approximately $77.4 million.

As of September 30, 2018, the Corporation had $694.6 million of public sector deposits in Puerto Rico, compared to $490.3 million as of December 31, 2017. Approximately 37% is from municipalities and municipal agencies in Puerto Rico and 63% is from public corporations and the central government and agencies in Puerto Rico.

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

As of September 30, 2018, the Corporation had $69.4 million in loans to USVI government instrumentalities and public corporations, compared to $70.4 million as of December 31, 2017. Of the amount outstanding as of September 30, 2018, public corporations of the USVI owed approximately $46.1 million and an independent instrumentality of the USVI government owed approximately $23.2 million.  As of September 30, 2018, all loans were currently performing and up to date on principal and interest payments

Impact of Inflation and Changing Prices

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

3.        Adjusted provision for loan and lease losses, and the ratios of adjusted provision for loan and lease losses to net charge-offs, and the adjusted allowance for loan and lease losses to total loans held for investment, are non-GAAP financial measures that exclude the effects related to: (a) net loan loss reserve releases of $2.8 million and $11.2 million recorded in the third quarter and nine-month period ended September 30, 2018, respectively, and a $66.5 million charge to the provision for loan and lease losses in the quarter and nine-month period ended September 30, 2017 in connection with estimates of the qualitative reserves associated with the effects of Hurricanes Irma and Maria and (b) the qualitative allowance associated with the effects of Hurricanes Maria and Irma of $24.9 million, and $66.5 million as of September 30, 2018 and 2017, respectively. Management believes that this information helps investors understand the adjusted measures without regard to items that are not expected to reoccur with any regularity or may reoccur at uncertain times and in uncertain amounts on reported results and facilitates comparisons with prior periods.

4.        Adjusted net income that excludes the effects related to: (a)  net loan loss reserve releases of $2.8 million and $11.2 million recorded in the third quarter and nine-month period ended September 30, 2018, respectively, and a $66.5 million charge to the provision for loan and lease losses in the quarter and nine-month period ended September 30, 2017 in connection with estimates of the qualitative reserves associated with the effects of Hurricanes Irma and Maria; (b) a gain of $0.5 million from hurricane-related insurance proceeds for the quarter and nine-month period ended September 30, 2018; (c) hurricane-related expenses of $0.5 million and $0.6 million for the quarter ended September 30, 2018 and 2017, respectively, and $2.8 million and $0.6 million for the nine-month period ended September 30, 2018 and 2017, respectively; (d) expected insurance recoveries of $1.7 million for the quarter and nine-month period ended September 30, 2017 for employees’ compensation and rental expenses that the Corporation incurred when Hurricanes Irma and Maria precluded employees from working in 2017; (e) a partial recovery of $0.4 million of previously recorded OTTI charges on debt securities for the nine-month period ended September 30, 2017; (f) a gain of $2.3 million for the nine-month period ended September 30, 2018 and a gain of $1.4 million for the quarter and nine-month period ended September 30, 2017 on the repurchase and cancellation of trust-preferred securities; (g) OTTI charges on debt securities of $12.2 million for the nine-month period ended September 30, 2017; (h) costs of $0.1 million and $0.4 million for the quarter and nine-month period ended September 30, 2017, respectively, associated with secondary offerings of the Corporation’s common stock by certain stockholders; (i) a tax benefit of $13.2 million recorded for the nine-month period ended September 30, 2017 related to the change in tax status of certain subsidiaries from taxable corporations to limited liability companies; and (j) the tax-related effect of all the items mentioned above as follows:

•          Tax expense of $1.1 million and $4.4 million in the third quarter and first nine months of 2018, respectively, related to reserve releases associated with the hurricane-related qualitative allowance, and the tax benefit of $25.8 million related to the charge to the provision recorded in the third quarter and first nine months of 2017 associated with the establishment of the qualitative reserve for the effects of Hurricanes Irma and Maria (calculated based on the statutory tax rate of 39%).

•          Tax expense of $0.2 million associated with the gain from hurricane-related insurance proceeds recorded in the third quarter and first nine months of 2018 (calculated based on the statutory tax rate of 39%).

•          Tax benefit of $0.2 million for each of the quarters ended September 30, 2018 and 2017, and tax benefit of $1.1 million and $0.2 million for the nine-month period ended September 30, 2018 and 2017, respectively, related to hurricane-related expenses (calculated based on the statutory tax rate of 39%).

•           No tax benefit or expense was recorded on gains on the repurchase and cancellation of trust-preferred securities and for costs related to the secondary offerings that were recorded at the holding company level in the first nine months of 2018 and the quarter and nine-month period ended September 30, 2017.  In addition. no tax expense/benefit was recorded for the partial recovery of previous OTTI charges on non-performing bonds sold in the first nine months of 2017 and OTTI charges recorded in the first nine months of 2017 on tax-exempt bonds of the GDB and the Puerto Rio Public Buildings Authority.

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

    See “Overview of Results of Operations” above for the reconciliation of the non-GAAP financial measure “adjusted net income” to the GAAP financial measure.  The following tables reconcile the non-GAAP financial measures “adjusted provision for loan and lease losses,” “adjusted provision for loan and lease losses to adjusted net charge-offs,” and “adjusted allowance to total loans held for investment,” to the GAAP financial measures for the third quarters and nine-month periods ended September 30, 2018 and 2017:

2018 Third Quarter	As reported (GAAP)	Hurricane-related Qualitative Allowance Release	Adjusted (Non-GAAP)
(Dollars in thousands)
Provision for loan and lease losses	$11,524	$2,781	$14,305
Construction Loans	1,308	627	1,935
Consumer Loans	(2,536)	2,154	(382)

2017 Third Quarter	As reported (GAAP)	Hurricane-related Provision for Loan and Lease Losses	Adjusted (Non-GAAP)
(Dollars in thousands)
Provision for loan and lease losses	$75,013	$(66,490)	$8,523
Residential mortgage Loans	23,321	(13,717)	9,604
Commercial mortgage Loans	17,590	(18,095)	(505)
Commercial and industrial Loans	(1,079)	(7,992)	(9,071)
Construction Loans	242	(808)	(566)
Consumer Loans	34,939	(25,878)	9,061

2018 First Nine-Months	As reported (GAAP)	Hurricane-related Qualitative Allowance Release	Adjusted (Non-GAAP)
(Dollars in thousands)
Provision for loan and lease losses	$51,604	$11,245	$62,849
Residential mortgage Loans	4,406	374	4,780
Commercial mortgage Loans	20,956	1,925	22,881
Commercial and industrial Loans	3,012	4,020	7,032
Construction Loans	6,579	729	7,308
Consumer Loans	16,651	4,197	20,848

2017 First Nine-Months	As reported (GAAP)	Hurricane-related Provision for Loan and Lease Losses	Adjusted (Non-GAAP)
(Dollars in thousands)
Provision for loan and lease losses	$118,551	$(66,490)	$52,061
Residential mortgage Loans	43,480	(13,717)	29,763
Commercial mortgage Loans	30,654	(18,095)	12,559
Commercial and industrial Loans	(8,019)	(7,992)	(16,011)
Construction Loans	1,496	(808)	688
Consumer Loans	50,940	(25,878)	25,062

	Provision for Loan and Lease		Provision for Loan and Lease
	Losses to Net Charge-Offs		Losses to Net Charge-Offs
	(GAAP to Non-GAAP reconciliation)		(GAAP to Non-GAAP reconciliation)
	Quarter Ended		Nine-Month Period Ended
	September 30, 2018		September 30, 2018
	Provision for Loan	Net Charge-Offs	Provision for Loan	Net Charge-Offs
	and Lease Losses		and Lease Losses
(In thousands)
Provision for loan and lease losses and net charge-offs (GAAP)	$11,524	$32,996	$51,604	$82,884
Less special items:
Hurricane-related reserve release	2,781	-	11,245	-
Provision for loan and lease losses and net charge-offs,
excluding special items (Non-GAAP)	$14,305	$32,996	$62,849	$82,884

Provision for loan and lease losses to net charge-offs (GAAP)	34.93%		62.26%
Provision for loan and lease losses to net charge-offs,
excluding special items (Non-GAAP)	43.35%		75.83%

	Provision for Loan and Lease		Provision for Loan and Lease
	Losses to Net Charge-Offs		Losses to Net Charge-Offs
	(GAAP to Non-GAAP reconciliation)		(GAAP to Non-GAAP reconciliation)
	Quarter Ended		Nine-Month Period Ended
	September 30, 2017		September 30, 2017
	Provision for Loan	Net Charge-Offs	Provision for Loan	Net Charge-Offs
	and Lease Losses		and Lease Losses
(In thousands)
Provision for loan and lease losses and net charge-offs (GAAP)	$75,013	$17,628	$118,551	$93,284
Less special items:
Hurricane-related provision for loan and lease losses	(66,490)	-	(66,490)	-
Provision for loan and lease losses and net charge-offs
excluding special items (Non-GAAP)	$8,523	$17,628	$52,061	$93,284

Provision for loan and lease losses to net charge-offs (GAAP)	425.54%		127.09%
Provision for loan and lease losses to net charge-offs, excluding special
items (Non-GAAP)	48.35%		55.81%

	Allowance for Loan and Lease Losses
	to Total Loans Held For Investment
	(GAAP to Non-GAAP reconciliation)
	As of September 30, 2018
	Allowance for Loan	Total Loans Held for Investment
	and Lease Losses
(In thousands)
Allowance for loan and lease losses and total loans held for investment (GAAP)	$200,563	$8,716,953
Less special items:
Hurricane-related qualitative allowance for loan and lease losses	(24,875)	-
Allowance for loan and lease losses and total loans held for investment,
excluding special items (Non-GAAP)	$175,688	$8,716,953

Allowance for loan and lease losses to total loans held for investment (GAAP)	2.30%
Allowance for loan and lease losses to total loans held for investment,
excluding special items (Non-GAAP)	2.02%

	Allowance for Loan and Lease
	Losses to Total Loans Held For Investment
	(GAAP to Non-GAAP reconciliation)
	As of September 30, 2017
	Allowance for Loan	Total Loans Held for Investment
	and Lease Losses
(In thousands)
Allowance for loan and lease losses and total
loans held for investment (GAAP)	$230,870	$8,877,214
Less special items:
Hurricane-related qualitative allowance for loan and lease losses	(66,490)	-
Allowance for loan and lease losses and total loans held for investment,
excluding special items (Non-GAAP)	$164,380	$8,877,214

Allowance for loan and lease losses to total loans held for investment (GAAP)	2.60%
Allowance for loan and lease losses to total loans held for investment,
excluding special items (Non-GAAP)	1.85%

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       For information regarding market risk to which the Corporation is exposed, see the information contained in Part I, – Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management.”

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

First BanCorp.’s management evaluated the effectiveness of the design and operation of First BanCorp.’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2018. Based on this evaluation, as of the end of the period covered by this Form 10-Q, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.

Internal Control over Financial Reporting

There have been no changes to the Corporation’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting, other than as described below under the caption “Remediation of Prior Year Material Weakness.”

Remediation of Prior Year Material Weakness

Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to ensure timely decisions regarding required disclosures. During the evaluation of disclosure controls and procedures and our internal control over financial reporting as of December 31, 2017, which was conducted during the preparation of our financial statements that were included in the 2017 Annual Report on Form 10-K, management identified a material weakness in internal control over financial reporting relating to management’s review and approval of the appropriateness of certain assumptions used to estimate the allowance for loan losses for commercial loans. Specifically, management’s estimate did not incorporate the actual historical loss rate for loans classified substandard in the commercial loan portfolios, that instead was determined based on a blended loss rate using aggregate historical charge-offs and portfolio balance data for loans rated as special mention, substandard, and doubtful.  As a result, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2017, our disclosure controls and procedures and our internal control over financial reporting were ineffective. Upon identification of the material weakness and under the direction of our Chief Executive Officer and Chief Financial Officer, we developed a plan to remediate the material weakness that included the following:

•          Implementing a revised procedure to determine the historical loss rates to be applied to the different commercial loan regulatory-based credit risk categories (i.e., pass, special mention, substandard and doubtful).

•          Implementing a quarterly sensitivity analysis using actual historical loss rates for loans risk-rated pass, special mention and substandard to compare the results of such sensitivity to the calculated reserves under the revised procedure, and establishing sensitivity thresholds that could trigger further reviews and/or adjustments prior to reaching a conclusion as to the adequacy of the allowance for loan losses for the Corporation’s commercial loan portfolios.

•          Engaging an independent third party to assess the allowance framework and the appropriateness of the assumptions used in the analysis.

The Corporation has addressed the material weakness that had been identified as of December 31, 2017 and has strengthened the Corporation’s internal control over financial reporting by implementing enhancements to the methodology related to the calculation of the allowance for commercial loans.  During the second quarter of 2018, an independent third party engaged by the Corporation completed its assessment of the framework for the determination of the allowance for loan losses for the commercial loan portfolios and the appropriateness of assumptions used in the analysis.  The Corporation reviewed the assessment and decided to implement certain enhancements, which include, among others, a revised procedure whereby historical loss rates for each commercial loan regulatory-based credit risk category (i.e., pass, special mention, substandard, and doubtful) are now calculated using the historical charge-offs and portfolio balances over their average loss emergence period (the “raw loss rate”) for each credit risk classification.  However, when not enough loss experience is observed in a particular risk-rated category and the calculation results in a loss rate for such risk-rated category that is lower than the loss rate of a less severe risk-rated category, the Corporation now uses the loss rate of such less severe category.  As a result of these revisions, the Corporation’s method for determining the allowance for loan losses differs from the method that it used as of March 31, 2018, which was to allocate historical losses and portfolio balances of special mention loans to pass or substandard categories based on the historical proportion of loans in this risk category that ultimately cured or became uncollectible, and the method that it used as of December 31, 2017, which was to use blended loss rates for commercial loans risk-rated special mention, substandard and doubtful. In addition, as a result of the enhancements incorporated in the second quarter of 2018, the Corporation does not need to conduct the sensitivity analysis that it previously conducted pursuant to the initial remediation plan.  To effect these changes, the Corporation updated the underlying process and supporting documentation and has been following the above-described revised procedures since they were adopted in the second quarter of 2018.

The Corporation’s management tested the revised procedures, documentation, and operating effectiveness controls around the calculation of the allowance for loan losses and underlying assumptions during the last two quarters and has discussed these issues and remediation efforts in detail with the Audit Committee of the Corporation’s Board of Directors. Our Chief Executive Officer and our Chief Financial Officer believe that, as a result of the aforementioned changes in internal control over financial reporting, the Corporation has remediated the material weakness.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Not applicable.

ITEM 1A.  RISK FACTORS

The Corporation’s business, operating results and/or the market price of our common and preferred stock may be significantly affected by a number of factors.  For a detailed discussion of certain risk factors that could affect the Corporation’s future operations, financial condition or results for future periods see the risk factors in Part I, Item 1A., “Risk Factors,” in the 2017 Annual Report on Form 10-K.  These risk factors could also cause actual results to differ materially from historical results or the results contemplated by the forward-looking statements contained in this report.  Also refer to the discussion in “Part I, Item 2., “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in this report for additional information that may supplement or update the discussion of  risk factors in the Corporation’s 2017 Form 10-K.

There have been no material changes from those risk factors previously disclosed in Part I, Item 1A., “Risk Factors,” in the 2017 Form 10-K.  Additional risks and uncertainties that are not currently known to the Corporation or are currently deemed by the Corporation to be immaterial also may materially adversely affect the Corporation’s business, financial condition or results of operations.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

a)     Not applicable.

b)     Not applicable.

c)      Purchase of equity securities by the issuer and affiliated purchasers. The following table provides information relating to the Corporation’s purchases of shares of its common stock in the third quarter of 2018.

				Maximum
			Total Number of	Number of Shares
			Shares Purchased	That May Yet be
		Average	as Part of Publicly	Purchased Under
	Total number of	Price	Announced Plans	These Plans or
Period	shares purchased (1)	Paid	Or Programs	Programs

July 2018	1,591	$8.15	-	-
August 2018	411	8.86	-	-
September 2018	6,550	9.10	-	-
Total	8,552	$8.91	-	-

(1) Reflects the withholding of shares of common stock to cover minimum tax withholding obligations from the common stock upon vesting of restricted stock. The Corporation intends to continue to satisfy statutory tax withholding obligations in connection with the vesting of outstanding restricted stock through the withholding of shares.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS

See the Exhibit Index below, which is incorporated by reference herein:

Exhibit Index

10.1 – Offer Letter between First BanCorp. and Daniel E. Frye, dated August 29, 2018, incorporated by reference to Exhibit 10.1 of the Form 8-K filed on August 31, 2018.
31.1 – CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 – CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 – CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 – CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.1 – Interactive Data File (Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018, furnished in XBRL (eXtensible Business Reporting Language)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized:

First BanCorp.
Registrant

Date: November 8, 2018	By:	/s/ Aurelio Alemán
Aurelio Alemán
President and Chief Executive Officer

Date: November 8, 2018	By:	/s/ Orlando Berges
Orlando Berges
Executive Vice President and Chief Financial Officer