Form 10-K
period 2018-12-31
FIRST BANCORP /PR/
filed 2019-03-01
CIK 1057706

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

   [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☑  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,”and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting common equity held by non-affiliates of the registrant as of June 30, 2018 (the last trading day of the registrant’s most recently completed second fiscal quarter) was $1,614,392,244 based on the closing price of $7.65 per share of the registrant’s common stock on the New York Stock Exchange on June 30, 2018. The registrant had no nonvoting common equity outstanding as of June 30, 2018. For the purposes of the foregoing calculation only, the registrant has defined affiliates to include (a) the executive officers named in Part III of this Annual Report on Form 10-K; (b) all directors of the registrant; and (c) each shareholder, including the registrant’s employee benefit plans but excluding shareholders that file on Schedule 13G, known to the registrant to be the beneficial owner of 5% or more of the outstanding shares of common stock of the registrant as of June 30, 2018. The registrant’s response to this item is not intended to be an admission that any person is an affiliate of the registrant for any purposes other than this response.

 Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 217,238,369 shares as of February 15, 2019.

Documents incorporated by reference: Portions of the definitive proxy statement relating to the registrant’s annual meeting of stockholders scheduled to be held on May 16, 2019 are incorporated by reference in this Form 10-K in response to items 10, 11, 12, 13 and 14 of Part III.

FIRST BANCORP.

2018 ANNUAL REPORT ON FORM 10-K

TABLE OF CONTENTS

PART I
PART II
PART III

Item 10.	Directors, Executive Officers and Corporate Governance	281
Item 11.	Executive Compensation	281
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	281
Item 13.	Certain Relationships and Related Transactions, and Director Independence	281
Item 14.	Principal Accounting Fees and Services	281
PART IV
Item 15.	Exhibits, Financial Statement Schedules	282
Item 16.	Form 10-K Summary	282
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

Factors that could cause results to differ from those expressed in the Corporation’s forward-looking statements include, but are not limited to, risks described or referenced below in Part I, Item 1A, “Risk Factors” and the following:

•          changes in economic and business conditions, including those caused by past or future natural disasters, that directly or indirectly affect the financial health of the Corporation’s customer base in the geographic areas we serve;

•          the actual pace and magnitude of economic recovery in the Corporation’s service areas that were affected by Hurricanes Irma and Maria during 2017 compared to management’s current views on the economic recovery;

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

•          uncertainty about whether the Federal Reserve Bank of New York (the “New York FED” or “Federal Reserve”) will continue to provide approvals for receiving dividends from FirstBank Puerto Rico (“FirstBank” or the “Bank”), making payments of dividends on non-cumulative perpetual preferred stock and common stock, or payments on trust-preferred securities or subordinated debt, incurring, increasing or guaranteeing debt or repurchasing any capital securities, despite the consents that have enabled the Corporation to receive quarterly dividends from FirstBank since the second quarter of 2016, to pay quarterly interest payments on the Corporation’s subordinated debentures associated with its trust-preferred securities since the second quarter of 2016, to pay monthly dividends on the non-cumulative perpetual preferred stock since December 2016, and to pay quarterly dividends on common stock since December 2018;

•          a decrease in demand for the Corporation’s products and services resulting in lower revenues and earnings because of the continued economic recession in Puerto Rico;

•          uncertainty as to the availability of certain funding sources, such as brokered certificates of deposit (“brokered CDs”);

•          the Corporation’s reliance on brokered CDs to fund operations and provide liquidity;

•          the risk of not being able to fulfill the Corporation’s cash obligations in the future due to the Corporation’s need to receive regulatory approvals to declare or pay any dividends and to take dividends or any other form of payment representing a reduction in capital from FirstBank or FirstBank’s failure to generate sufficient cash flow to make a dividend payment to the Corporation;

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

•          adverse changes in general economic conditions in Puerto Rico, the United States (“U.S.”), the U.S. Virgin Islands (“USVI”), and the British Virgin Islands (“BVI”), including the interest rate environment, market liquidity, housing absorption rates, real estate prices, and disruptions in the U.S. capital markets, which may reduce interest margins, affect funding sources and demand for all of the Corporation’s products and services, and reduce the Corporation’s revenues and earnings and the value of the Corporation’s assets;

•          an adverse change in the Corporation’s ability to attract new clients and retain existing ones;

•          the risk that additional portions of the unrealized losses in the Corporation’s investment portfolio are determined to be other-than-temporary, including additional impairments on the Corporation’s remaining $8.2 million exposure to Puerto Rico government’s debt securities held as part of the available-for-sale securities portfolio;

•          uncertainty about legislative, tax or regulatory changes that affect financial services companies in Puerto Rico, the U.S., the USVI and the BVI, which could affect the Corporation’s financial condition or performance and could cause the Corporation’s actual results for future periods to differ materially from prior results and anticipated or projected results;

•          changes in the fiscal and monetary policies and regulations of the U.S. federal government and the Puerto Rico and other governments, including those determined by the Board of the Governors of the Federal Reserve System (the “Federal Reserve Board”), the New York FED, the Federal Deposit Insurance Corporation (the “FDIC”), government-sponsored housing agencies, and regulators in Puerto Rico and the USVI and BVI;

•          the risk of possible failure or circumvention of controls and procedures and the risk that the Corporation’s risk management policies may not be adequate;

•          the Corporation’s ability to identify and address cyber-security risks such as data security breaches, malware, “denial of service” attacks, “hacking” and identify theft, a failure of which could disrupt our business and result in the disclosure of and/or misuse or misappropriation of confidential or proprietary information, disruption or damage to our systems, increased costs, losses or adverse effect to our reputation;

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

•          the effect of a continued rising interest rate scenario on the Corporation’s businesses, business practices and results of operations;

•          the risk that the impact of the occurrence of any of these uncertainties on the Corporation’s capital would preclude further growth of the Bank and preclude the Corporation’s Board of Directors from declaring dividends;

•          uncertainty as to whether FirstBank will be able to continue to satisfy its regulators regarding, among other things, its asset quality, liquidity plans, maintenance of capital levels and compliance with applicable laws, regulations, and related requirements; and

•          general competitive factors and industry consolidation.

The Corporation does not undertake, and specifically disclaims any obligation, to update any “forward-looking statements” to reflect occurrences or unanticipated events or circumstances after the date of such statements except as required by the federal securities laws.

Investors should refer to Item 1A. Risk Factors, in this Annual Report on Form 10-K, for a discussion of these factors and certain risks and uncertainties to which the Corporation is subject.

PART I

First BanCorp., incorporated under the laws of the Commonwealth of Puerto Rico, is sometimes referred to in this Annual Report on Form 10-K as “the Corporation,” “we,” “our” or “the registrant.”

Item 1. Business

GENERAL

First BanCorp. is a publicly owned financial holding company that is subject to regulation, supervision and examination by Federal Reserve Board.  The Corporation was incorporated under the laws of the Commonwealth of Puerto Rico to serve as the bank holding company for FirstBank. The Corporation is a full service provider of financial services and products with operations in Puerto Rico, the U.S., the USVI and the BVI. As of December 31, 2018, the Corporation had total assets of $12.2 billion, total deposits of $9.0 billion, and total stockholders’ equity of $2.0 billion.

The Corporation provides a wide range of financial services for retail, commercial and institutional clients. As of December 31, 2018, the Corporation controlled two wholly-owned subsidiaries: FirstBank and FirstBank Insurance Agency, Inc. (“FirstBank Insurance Agency”). FirstBank is a Puerto Rico-chartered commercial bank, and FirstBank Insurance Agency is a Puerto Rico-chartered insurance agency.

FirstBank is subject to the supervision, examination and regulation of both the Office of the Commissioner of Financial Institutions of Puerto Rico (“OCIF”) and the FDIC.  Deposits are insured through the FDIC Deposit Insurance Fund. In addition, within FirstBank, the Bank’s USVI operations are subject to regulation and examination by the United States Virgin Islands Banking Board; its BVI operations are subject to regulation by the British Virgin Islands Financial Services Commission; and its operations in the state of Florida are subject to regulation and examination by the Florida Office of Financial Regulation. The Consumer Financial Protection Bureau (“CFPB”) regulates FirstBank’s consumer financial products and services.  FirstBank Insurance Agency is subject to the supervision, examination and regulation of the Office of the Insurance Commissioner of the Commonwealth of Puerto Rico and operates four offices in Puerto Rico, and two offices in the USVI and the BVI.

As of December 31, 2018, FirstBank conducts its business through its main office located in San Juan, Puerto Rico, 46 banking branches in Puerto Rico, 11 banking branches in the USVI and the BVI, and 10 banking branches in the state of Florida (USA). As of December 31, 2018, FirstBank has 6 wholly owned subsidiaries with operations in Puerto Rico: First Federal Finance Corp. (d/b/a Money Express La Financiera), a finance company specializing in the origination of small loans with 28 offices in Puerto Rico; First Management of Puerto Rico, a domestic corporation, which holds tax-exempt assets; FirstBank Puerto Rico Securities, Corp. (“FirstBank Securities”), a subsidiary formerly engaged in broker-dealer activities; FirstBank Overseas Corporation, an international banking entity organized under the International Banking Entity Act of Puerto Rico; and two other companies that hold and operate certain other real estate owned (“OREO”) properties. On August 1, 2018, the Bank’s Board of Directors approved a resolution to dissolve the broker-dealer subsidiary FirstBank Securities. Accordingly, FirstBank Securities filed the required Form BDW for the withdrawal of its registration from the SEC and the Financial Industry Regulatory Authority and its license to operate as broker-dealer was terminated effective September 30, 2018. Management is in the process of completing the dissolution of FirstBank Securities as a legal entity under the state laws.

BUSINESS SEGMENTS

The Corporation has six reportable segments: Commercial and Corporate Banking; Consumer (Retail) Banking; Mortgage Banking; Treasury and Investments; United States Operations; and Virgin Islands Operations. These segments are described below as well as in Note 35, “Segment Information,” to the consolidated financial statements for the year ended December 31, 2018 included in Item 8 of this Form 10-K.

Commercial and Corporate Banking

The Commercial and Corporate Banking segment consists of the Corporation’s lending and other services for large customers represented by specialized and middle-market clients and the public sector in Puerto Rico. FirstBank has developed expertise in a wide variety of industries. The Commercial and Corporate Banking segment offers commercial loans, including commercial real estate and construction loans, and floor plan financings, as well as other products, such as cash management and business management services. A substantial portion of the commercial and corporate banking portfolio is secured by the underlying value of the real estate collateral and the personal guarantees of the borrowers.  This segment also includes the Corporation’s broker-dealer activities.

Consumer (Retail) Banking

The Consumer (Retail) Banking segment consists of the Corporation’s consumer lending and deposit-taking activities conducted mainly through FirstBank’s branch network in Puerto Rico. Loans to consumers include auto, boat and personal loans, credit cards, and lines of credit.  Deposit products include interest-bearing and non-interest bearing checking and savings accounts, Individual Retirement Accounts (IRA) and retail certificates of deposit (“retail CDs”). Retail deposits gathered through each branch of FirstBank’s retail network serve as one of the funding sources for the lending and investment activities. Other activities included in this operating segment are finance leases and insurance agency activities in Puerto Rico.

Mortgage Banking

These operations consist of the origination, sale, and servicing of a variety of residential mortgage loan products and related hedging activities in Puerto Rico. Originations are sourced through different channels, such as FirstBank branches and purchases from mortgage bankers, and in association with new project developers.  The Mortgage Banking segment focuses on originating residential real estate loans, some of which conform to Federal Housing Administration (the “FHA”), Veterans Administration (the “VA”) and Rural Development (the “RD”) standards. Loans originated that meet the FHA’s standards qualify for the FHA’s insurance program whereas loans that meet the standards of the VA and RD are guaranteed by those respective federal agencies.

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

United States Operations

The United States Operations segment consists of all banking activities conducted by FirstBank on the U.S. mainland. FirstBank provides a wide range of banking services to individual and corporate customers, primarily in southern Florida through 10 banking branches. The United States Operations segment offers an array of both consumer and commercial banking products and services. Consumer banking products include checking, savings and money market accounts, retail CDs, internet banking services, residential mortgages, home equity loans, lines of credit, and automobile loans. Retail deposits, as well as FHLB advances and brokered CDs assigned to this operation, serve as funding sources for its lending activities. Deposits gathered through FirstBank’s branches in the U.S. also serve as one of the funding sources for lending and investment activities in Puerto Rico.

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

Employees

As of February 1, 2019, the Corporation and its subsidiaries had 2,643 full-time equivalent employees. None of its employees is represented by a collective bargaining group. The Corporation considers its employee relations to be good.

SIGNIFICANT EVENTS SINCE THE BEGINNING OF 2018

Continuing effects of natural disasters affecting First BanCorp.

Two strong hurricanes affected the Corporation’s service areas during September 2017. The following summarizes the more significant continuing financial repercussions of these natural disasters for the Corporation and for its major subsidiary, FirstBank.

Credit Quality and Allowance for Loan and Lease Losses

Relationship officers have continued to closely monitor the performance of hurricane-affected commercial loan customers during 2018. Information provided by these commercial loan officers and statistics on the performance of consumer and residential credits were factored into the determination of the allowance for loan and lease losses as of December 31, 2018. Although the identification and evaluation of hurricane-affected credits has been completed, management’s assessment of the hurricanes’ effect is still subject to uncertainties, both those specific to some individual customers, such as the resolution of insurance claims, and those applicable to the overall economic prospects of the hurricane-affected areas as a whole. During 2018, the Corporation recorded a net loan loss reserve release of approximately $16.9 million in connection with revised estimates associated with the effects of the hurricanes. The revised estimates were primarily attributable to updated assessments of financial performance and repayment prospects of certain individually-assessed commercial credits, updated payment patterns and probability of default credit risk analyses applied to consumer borrowers, and lower reserve requirements resulting from payments received during 2018 that reduced the balance of the consumer and residential mortgage loan portfolios outstanding on the dates of the hurricanes.   In addition, during 2018, consumer loan charge-offs totaling $10.9 million were taken against previously established hurricane-related qualitative reserves. These charge offs were directly linked to the performance of consumer borrowers that were subject to payment deferral programs.

As of December 31, 2018, the hurricane-related qualitative allowance amounted to $19.2 million (December 31, 2017 - $55.6 million). The Corporation’s approach to estimating the hurricanes’ impact on credit quality is presented in Note 1, “Nature of Business and Summary of Significant Accounting Policies – Allowance for Loan and Lease Losses,” to the consolidated financial statements included in Item 8 of this Form 10-K.

Disaster Response Plan Costs, Casualty Losses and Related Insurance

The Corporation has incurred a variety of costs to operate in disaster response mode, and some facilities and their contents, including certain OREO properties, were damaged by the storms.  The Corporation maintains insurance for casualty losses, as well as for reasonable and necessary disaster response costs and certain revenue lost through business interruption. Insurance claim receivables were established for some of the individual costs, when incurred, based on management’s understanding of the underlying coverage and when realization of the claim was deemed probable. During 2018, the Corporation reached settlement on certain insurance claims arising from the hurricanes. As a result, the Corporation received insurance proceeds of approximately $6.8 million, primarily related to repairs and maintenance costs incurred on some facilities, including certain OREO properties, $1.0 million related to recoveries of disaster response costs, and $0.8 million related to a loan receivable fully charged-off in prior periods. Recoveries from insurance proceeds in excess of losses incurred, amounting to $0.5 million for 2018, were recognized as a gain from insurance proceeds. As of December 31, 2018, the Corporation still had an insurance claim receivable of $3.4 million. Management also believes that there is a possibility that some gains will be recognized with respect to casualty and lost revenue claims in future periods, but this is contingent on reaching agreement on the Corporation’s claims with the insurance carriers.

Liquidity Management

The Corporation experienced rapid accumulation of deposits after the hurricanes in the fourth quarter of 2017 and during 2018. Total deposits as of December 31, 2018, excluding brokered CDs, increased $567.0 million from December 31, 2017 and $928.5 million since September 30, 2017.  The most significant increase was in non-interest-bearing demand deposits, which grew 31%, or $561.8 million, from December 31, 2017 and 51%, or $809.3 million, since September 30, 2017.  Hurricane-related factors, such as the effect of disaster relief funds and settlements of insurance claims, contributed to this growth.  Although management expects the balances accumulated by deposit customers in the hurricane-affected areas to reduce over time, it is difficult to predict when and to what degree, and there may be further growth as insurance claims are resolved and additional disaster-recovery funds are distributed.

Repurchase of Trust-Preferred Securities

During the first quarter of 2018, the Corporation completed the repurchase of $23.8 million of trust-preferred securities of the FBP Statutory Trust I that were auctioned in a public sale at which the Corporation was invited to participate. The Corporation repurchased and cancelled the repurchased trust-preferred securities, which resulted in a commensurate reduction in the related Floating Rate Junior Subordinated Debenture. The Corporation’s winning bid equated to 90% of the $23.8 million par value. The 10% discount resulted in a gain of approximately $2.3 million, which is reflected in the consolidated statement of income as a “Gain on early extinguishment of debt.”

Transfer of Nonaccrual Loans Held for Investment to Held for Sale and Sales of Nonaccrual Loans

  During the first and third quarters 2018, the Corporation transferred $74.4 million in nonaccrual commercial and construction loans to held for sale. The aggregate recorded investment in these loans of $96.6 million was written down to $74.4 million, which resulted in charge-offs of $22.2 million, of which $6.5 million was taken against previously-established reserves for loan losses, resulting in a charge to the provision for loan and lease losses of $15.7 million in 2018.  Approximately $57.2 million of the nonaccrual commercial and construction loans transferred to loans held for sale were eventually sold during the second, third and fourth quarters of 2018, resulting in an additional net loss of $2.7 million recorded as part of “other non-interest income” in the consolidated statement of income.

U.S. Department of Treasury exercised warrant

On May 17, 2018, the U.S. Department of Treasury (the “U.S. Treasury”) exercised its warrant to purchase 1,285,899 shares of the Corporation’s common stock on a cashless basis, resulting in the issuance of 730,571 shares of common stock.

Reinstatement of quarterly cash common stock dividends

On November 14, 2018, for the first time since June 2009, the Corporation’s Board of Directors, after receiving regulatory approval, declared a quarterly cash dividend of $0.03 per common share, which was paid on December 14, 2018, to common stockholders of record on November 30, 2018. Total cash dividends paid on shares of common stock amounted to $6.5 million for 2018 (or a dividend payout ratio per share of 6.46% for the fourth quarter of 2018). The Corporation has received regulatory approval to pay quarterly dividends on common stock through December 2019, subject to conditions established in the agreement with regulators. Thereafter, the Corporation intends to request approval in future periods to continue quarterly dividend payments on common stock.

Partial Reversal of Deferred Tax Assets Valuation Allowance

The Corporation recognized an income tax benefit of $63.2 million in the fourth quarter of 2018 related to the partial reversal of the valuation allowance recorded against the deferred tax assets of its bank subsidiary, FirstBank.  The Corporation concluded that, as of December 31, 2018, it is more likely than not that FirstBank will generate sufficient taxable income within the applicable net operating loss carry-forward periods to partially realize its deferred tax assets related to net operating loss carryforwards (“NOLs”) in Puerto Rico.

This conclusion, and the resulting partial reversal of the deferred tax asset valuation allowance, is based upon consideration of a number of factors, including, among others,: (i) a three-year cumulative income position; (ii) sustained periods of profitability following the hurricane events in 2017; and (iii) forecasts of future profitability, under several potential scenarios that support the partial utilization of NOLs prior to their expiration between 2021 through 2024.  As a result of the partial reversal, the Corporation’s deferred tax asset amounted to $319.9 million as of December 31, 2018 (net of a valuation allowance of $100.7 million, including a valuation allowance of $68.1 million against the deferred tax assets of the Corporation’s banking subsidiary, FirstBank).  See Note 26, “Income Taxes,” in Item 8 of the consolidated financial statements included in Item 8 of this Form 10-K for a detailed discussion on the Corporation’s deferred tax assets and the respective valuation allowance.

Puerto Rico Government Fiscal Situation, Government Actions, and the Corporation’s exposure to the Puerto Rico Government

A significant portion of our financial activities and credit exposure is concentrated in the Commonwealth of Puerto Rico, which has been in an economic recession since 2006 that has been exacerbated by the effects of Hurricanes Irma and Maria in 2017.  The New Fiscal Plan approved by the PROMESA oversight board, as revised on October 23, 2018 (the “New Fiscal Plan”), projects a contraction in Puerto Rico’s gross national product of 8.0% for fiscal year 2018, followed by projected growths of 7.9% and 5.5% for fiscal years 2019 and 2020, respectively. Such projected growth was based on an assumption that over $82 billion of disaster relief funding will enter the economy of Puerto Rico from federal and private sources. Of the total disaster relief funding of $82 billion, estimated amounts of approximately $66 billion are to be used for public assistance, $3 billion for individual assistance, $8 billion for private and business insurance pay outs, and $5 billion is related to other federal funding. On July 30, 2018, HUD approved a $1.5 billion disaster recovery plan submitted by the Puerto Rico government that primarily focuses on the restoration of damaged and destroyed homes, businesses and infrastructure.  The disaster recovery action plan includes the following activities: (i) housing ($1 billion) – for rebuilding and repairs of damaged properties, rental assistance, and appliances; (ii) economic revitalization ($145 million) – for eligible businesses to help-revitalize the post-disaster economy, including through grants; and (iii) infrastructure ($100 million) – for repairs of the damaged infrastructure in Puerto Rico. In February 2019, the Puerto Rico governor announced that HUD authorized the disbursement and use of funds approved through the aforementioned disaster recovery plan.

The Puerto Rico Economic Activity Index (the “EDB-EAI”) in November 2018 was 120.3, close to pre-hurricane levels of 122.1 in August 2017, and a 21.5% growth compared to post-hurricane levels of 99.0 in November 2017, mainly related to interruption of the electric energy system in 2017 due to hurricanes Irma and Maria. The EDB-EAI is a coincident index of economic activity for Puerto Rico made up of four indicators (non-farm payroll employment, electric power generation, cement sales and gasoline consumption). The cement sales for November 2018 totaled 1.2 million of 94-pound bags, an increase of 6.3% over the prior month, and an annual increase of 64.3%. Estimated gasoline consumption in November 2018 was 78.1 million gallons, a 2.8% decrease when compared with October 2018, and a decrease of 6.7% compared to the same period in 2017.  Electric power generation for November 2018 totaled 1,532.5 million kilowatt-hours, an increase of 3.3% over the prior month, and an annual increase of 94.7% compared with the same period in 2017. The revised version of the New Fiscal Plan projects that the hurricanes will create a spike in inflation of 1.6% in fiscal year 2018, with subsequent average increases of about 1.49% over the next six years, until fiscal year 2023.  The seasonally adjusted unemployment rate in Puerto Rico was 8.3% in December 2018, compared to 11.0% in December 2017.  The Puerto Rico labor force participation rate was 40.8% as of December 2018.  The average of the labor force participation rate in Puerto Rico was 45.05% from 1990 until 2017, reaching an all-time high of 49.80% in February of 2007 and a record low of 38.6% in October of 2017.  Based on information published by the Puerto Rico government, the labor force estimate was 1.1 million people as of December 2018, a reduction of 1.4% when compared with December 2017. The New Fiscal Plan reflects a 5.5% decline in population by fiscal year 2023.

 Based on information published by the Puerto Rico Treasury, the net revenues of the Puerto Rico government’s General Fund in November 2018 totaled $556.9 million, which was $16.8 million less than in November 2017, and $25.5 million over projections of the New Fiscal Plan.  The net revenue to the General Fund for the first five months of fiscal year ending June 30, 2019 totaled $3,540.2 million, an increase of $611.8 million, compared with the same period of the previous fiscal year.

Government Development Bank for Puerto Rico Liquidation Plan

On July 14, 2017, the PROMESA oversight board authorized the Government Development Bank for Puerto Rico (the “GDB”) to pursue the restructuring of its debts under Title VI of PROMESA and conditionally certified the GDB’s Restructuring Support Agreement (“RSA”) under the relevant provisions of Title VI.  The PROMESA oversight board’s decision was in response to a request from Puerto Rico’s Fiscal Agency and Financial Advisory Authority, dated June 30, 2017, in which the agency noted that the proposed restructuring, along with certain related settlements contemplated by the RSA, will result in an efficient wind down of the GDB’s operations and a comprehensive financial restructuring of the GDB’s obligations. The RSA provides for the organized and consensual restructuring of a substantial portion of the GDB’s liabilities, including the GDB public bonds, deposit claims by municipalities and certain non-public entities, and claims under certain GDB-issued letters of credit and guarantees. In exchange for releasing the GDB from liability relating to these claims, the claim-holders will receive new bonds to be issued by a new entity.

On April 20, 2018, the PROMESA oversight board approved the new GDB fiscal plan. The new GDB fiscal plan authorizes the recently amended terms of RSA. It also paves the way for the GDB’s operational wind-down, provides for a simplified transaction structure, and ensures equal treatment of creditors. It also offers municipalities offset rights against their deposit claims.

New Fiscal Plan

The New Fiscal Plan approved by the PROMESA oversight board, uses a six-year horizon and projects a 5.5% decline in population by fiscal year 2023.  In addition, the revised New Fiscal Plan established an annual emergency reserve of $130 million for 10 years. As mentioned above, it also assumes $82 billion in disaster relief funding and projects that a $30 billion surplus will be generated through fiscal year 2033. The New Fiscal Plan includes a series of structural reforms in areas, such as: (i) human capital and labor; (ii) ease of doing business; (iii) power sector reform; and (iv) infrastructure reform.  The New Fiscal Plan also proposes fiscal measures projected to drive $12.4 billion in increased revenues and reduced expenditures through fiscal year 2023 and projects that structural reforms will drive a cumulative 1.21% increase in growth by Fiscal year 2058.

Commonwealth of Puerto Rico Budget

On May 10, 2018, the Puerto Rico governor proposed the Commonwealth of Puerto Rico’s budget for fiscal year 2018-2019. The proposed consolidated budget amounts to $25.3 billion and comes from the following sources:

•    $8.7 billion from General Fund

•    $8.1 billion from Federal Funds

•    $7.5 billion from Revenue Funds

•    $0.4 billion from Special State Funds

•    $0.6 billion from Other Governmental Funds

The recommended General Fund budget amounted to $8.7 billion, a net decrease of $0.8 billion when compared with the budget approved for the fiscal year 2017-2018. On the other hand, the Federal Funds budgeted amount in the proposed budget shows an increase of $1.8 billion or 28% more compared with the budget for fiscal year 2017-2018. However, the PROMESA oversight board concluded that the proposed Commonwealth of Puerto Rico budget for fiscal year 2018-2019 does not comply with the Fiscal Plan approved on April 19, 2018.   On June 29, 2018, the PROMESA oversight board stated that, because of the Puerto Rico government’s failure to enact labor reform, including the repeal of the law on unjustified work dismissals ( Law 80), it had certified a new revised version of the New Fiscal Plan that reflects, among others changes, a reduction of the projected 30-year surplus of the central government to $14.4 billion from the previous projection between $39 billion to $40 billion, the elimination of Christmas bonuses for public employees, and lower funding for infrastructure and municipalities.

On June 30, 2018, the PROMESA oversight board certified a revised budget for fiscal year 2019 that outlines expenditures of $8.8 billion from the General Fund and $20.7 billion from the consolidated budget.

On July 5, 2018, the Puerto Rico government filed a lawsuit seeking declaratory judgment that clarifies the PROMESA oversight board’s power over the Commonwealth’s budget.

On August 7, 2018, the U.S. District Judge Laura Taylor Swain ruled that the PROMESA oversight board has the power to enforce fiscal discipline through the budgetary process, but lacks authority to demand changes in laws.

Puerto Rico Tax Reform of 2018 – Law Act 257

On December 10, 2018, the Governor of Puerto Rico signed into Law Act 257 (the “Puerto Rico Tax Reform of 2018” or “Act 257”), which amends numerous provisions of the Puerto Rico Internal Revenue Code of 2011, including, among others, (i) a reduction in the Puerto Rico corporate tax rate from 39% to 37.5%; (ii) an increase in the net operating and capital losses usage limitation from 80% to 90%; (iii) amendments to the provisions related to “pass-through” entities that provide that corporations that own 50% or more of a partnership will not be able to claim a current or carryover non partnership NOL deduction against a partnership distributable share, and (iv) other limitations on certain deductions such as meals and entertainment deductions.  As a result of the enactment of Act 257, the Corporation recorded in the fourth quarter of 2018 a one-time charge to income tax expense of $9.9 million related to the remeasurement of the Corporation’s deferred tax assets arising from the aforementioned decrease in the maximum statutory tax rate in Puerto Rico from 39% to 37.5% (net of the $5.6 million related impact in the valuation allowance). The PROMESA oversight board expressed concerns regarding certain provisions of Act 257. In particular, the PROMESA oversight board indicated that it has not received enough evidence from the Puerto Rico government to conclude that Act 257 will not negatively impact the Puerto Rico government’s fiscal Plan. It has not yet been determined whether Act 257 will be further amended to accommodate any mandate from the PROMESA oversight board.   The PROMESA oversight board issued a letter to the Governor of Puerto Rico on December 27, 2018 stating that Act 257 is not in compliance with PROMESA with respect to Articles 132 through 163, regarding the video lottery terminals (VLTs) that operate outside casinos in Puerto Rico.

The Third Amended Title III Plan of Adjustment (the “COFINA plan”)

On February 4, 2019, the U.S. District Judge Laura Taylor Swain, approved the COFINA plan, a restructuring agreement for bondholders of debt issued by the Puerto Rico Sales Tax Financing Corporation (“COFINA,” by its Spanish acronym). The COFINA plan restructures $18.0 billion of COFINA debt, which represents 24% of Puerto Rico’s funded debt. In addition, the COFINA plan reduced the annual cash flow to COFINA from a maximum of $1.8 billion to $992 million and provides to the Government of Puerto Rico an average annual savings of $425 million for the next 40 years.

Recent Developments

On February 15, 2019, the U.S. Court of Appeals for the First Circuit held that members of the PROMESA oversight board created by PROMESA are “Officers of the Unites States” subject to the U.S. Constitution’s Appointments Clause and directed the district court to enter a declaratory judgement to the effect that PROMESA’s protocol for the appointment of Board Members is unconstitutional.

This matter arose from the restructuring of Puerto Rico’s public debt under PROMESA. In May 2017, the PROMESA oversight board exercised its authority under Title III of PROMESA to initiate debt adjustment proceedings on behalf of the Puerto Rico government. Appellants sought to dismiss the Title III proceedings, arguing that the PROMESA oversight board lacked authority to initiate them because the PROMESA oversight board members were illegally appointed in contravention of the Appointments Clause. The district court rejected Appellants’ motions to dismiss. The First Circuit reversed in part, (1) the Territorial Clause does not displace the Appointments Clause in an unincorporated territory such as Puerto Rico; (2) Board Members are “Principal” “Officers of the United States” subject to the Appointments Clause; and (3) therefore, the process PROMESA provides for the appointment of Board Members is unconstitutional.  The U.S. Court of Appeals for the First Circuit set a 90-day period to allow President Donald Trump and the U.S. Senate to constitutionally validate the appointments or reconstitute the PROMESA oversight board.

On February 22, 2019, the U.S. Court of Appeals for the First Circuit affirmed the district court’s dismissal of Plaintiffs’ complaint against the PROMESA oversight board and its members and executive director alleging that the PROMESA oversight board had exceeded its power under PROMESA during the 2019 fiscal plan and the Commonwealth of Puerto Rico’s budget development and certification processes, holding that the complaint was properly dismissed.

Exposure to the Puerto Rico Government

As of December 31, 2018, the Corporation had $214.6 million of direct exposure to the Puerto Rico government, its municipalities and public corporations, compared to $214.5 million as of December 31, 2017. As of December 31, 2018, approximately $191.9 million of the exposure consisted of loans and obligations of municipalities in Puerto Rico that are supported by assigned property tax revenues and for which, in most cases, the good faith, credit and unlimited taxing power of the applicable municipality have been pledged to their repayment, compared to $184.6 million as of December 31, 2017.  Approximately 75% of the Corporation’s municipality exposure consisted primarily of senior priority obligations concentrated in three of the largest municipalities in Puerto Rico. These municipalities are required by law to levy special property taxes in such amounts as are required for the payment of all of their respective general obligation bonds and notes. The PROMESA oversight board has not designated any of the Commonwealth’s 78 municipalities as covered entities under PROMESA.  However, while the revised fiscal plan certified by the PROMESA oversight board did not contemplate a restructuring of the debt of Puerto Rico’s municipalities, the plan did call for the gradual elimination of budgetary subsidies provided to municipalities. Furthermore, municipalities are also likely to be affected by the negative economic and other effects resulting from expense, revenue or cash management measures taken to address the Puerto Rico government’s fiscal and liquidity shortfalls, as well as measures included in fiscal plans of other government entities.  In addition to municipalities, the Corporation’s total direct exposure included a $14.5 million loan to an affiliate of the Puerto Rico Electric Power Authority (“PREPA”) and obligations of the Puerto Rico government, specifically bonds of the Puerto Rico Housing Finance Authority, at an amortized cost of $8.2 million as part of its available-for-sale investment securities portfolio (fair value of $7.0 million as of December 31, 2018).

In addition, as of December 31, 2018, the Corporation had $112.1 million in exposure to residential mortgage loans that are guaranteed by the Puerto Rico Housing Finance Authority. Residential mortgage loans guaranteed by the Puerto Rico Housing Finance Authority are secured by the underlying properties and the guarantees serve to cover shortfalls in collateral in the event of a borrower default. The Puerto Rico government guarantees up to $75 million of the principal under the mortgage loan insurance program. According to the most recently-released audited financial statements of the Puerto Rico Housing Finance Authority, as of June 30, 2016, the Puerto Rico Housing Finance Authority’s mortgage loans insurance program covered loans in an aggregate of approximately $576 million. The regulations adopted by the Puerto Rico Housing Finance Authority require the establishment of adequate reserves to guarantee the solvency of the mortgage loan insurance fund. As of June 30, 2016, the most recent date as to which information is available, the Puerto Rico Housing Finance Authority had a restricted net position for such purposes of approximately $77.4 million.

As of December 31, 2018, the Corporation had $677.3 million of public sector deposits in Puerto Rico, compared to $490.3 million as of December 31, 2017. Approximately 34% is from municipalities and municipal agencies in Puerto Rico and 66% is from public corporations and the central government and agencies in Puerto Rico.

During 2018, the Corporation reached resolution on the three commercial mortgage loans granted to the hotel industry in Puerto Rico that were formerly guaranteed by the Puerto Rico Tourism Development Fund (“TDF”).   Historically, the borrower and the operations of the underlying collateral of these loans were the primary sources of repayment and the TDF, which is a subsidiary of the GDB, provided a secondary guarantee for payment performance.  The Corporation sold in 2018 two of these three loans that carried an aggregate book value of $27.2 million (net of cumulative charge-offs of $22.0 million), realizing an additional loss of $2.7 million at the time of sale. In addition, the largest of these three facilities was paid-off during the fourth quarter of 2018. This facility carried a book value of $28.8 million (net of cumulative charge-offs of $28.4 million) and a loan loss recovery of $7.4 million was recorded at the time of the repayment in 2018.  The sales and repayments of such loans resulted in a $70.8 million reduction in nonaccrual loans during 2018.

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

MARKET AREA AND COMPETITION

Puerto Rico, where the banking market is highly competitive, is the main geographic service area of the Corporation. As of December 31, 2018, the Corporation also had a presence in the state of Florida and in the USVI and the BVI. Puerto Rico banks are subject to the same federal laws, regulations and supervision that apply to similar institutions in the United States mainland.

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

SUPERVISION AND REGULATION

Most of the regulations required under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) now have been adopted. Although there is a possibility of additional Dodd-Frank Act-related regulations in the future, the pace of new regulations under the Dodd-Frank Act is expected to abate. Future legislation, however, may increase the regulation and oversight of the Corporation and FirstBank, although it is also possible that future legislation could reduce the regulatory compliance obligations of FirstBank and the Corporation. Any change in applicable laws or regulations, however, may have a material adverse effect on the business of commercial banks and bank holding companies, including FirstBank and the Corporation.

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

The Dodd-Frank Act, among other things, imposes new capital requirements on bank holding companies; provides that a bank holding company must serve as a source of financial and managerial strength to each of its subsidiary banks and stand ready to commit resources to support each of them; changes the base for FDIC insurance assessments to a bank’s average consolidated total assets minus average tangible equity, rather than its deposit base, and permanently raises the current standard deposit insurance limit to $250,000; and expands the FDIC’s authority to raise insurance premiums.  The legislation also calls for the FDIC to raise the ratio of reserves to deposits from 1.15% to 1.35% for deposit insurance purposes by September 30, 2020 and to “offset the effect” of increased assessments on insured depository institutions with assets of less than $10 billion.

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

Consistent with Basel III and the Collins Amendment, the current rules also establish a more conservative standard for including an instrument such as trust-preferred securities as Tier 1 capital for bank holding companies with total consolidated assets of $15 billion or more as of December 31, 2009.  Bank holding companies such as the Corporation were required to fully phase out these instruments from Tier I capital by January 1, 2016, although qualifying trust- preferred securities may be included as Tier 2 capital until the instruments are redeemed or mature. As of December 31, 2018, the Corporation had $178.6 million in trust-preferred securities that are subject to a full phase-out from Tier 1 capital under the final regulatory capital rules discussed above.  During the first quarter of 2018, the Corporation completed the repurchase of $23.8 million of trust-preferred securities of the FBP Statutory Trust I that were auctioned in a public sale at which the Corporation was invited to participate. This transaction is described in more detail in “Significant Events Since the Beginning of 2018” above.

The current capital rules became effective for the Corporation and our subsidiary bank on a multi-year transitional basis starting on January 1, 2015, and, in general, are fully effective as of January 1, 2019, although certain elements of the new rules have been deferred by the federal banking agencies.  The new general minimum regulatory capital requirements and the “standardized approach” for risk weighting of a banking organization’s assets, however, fully apply to us.  The rules have increased our regulatory capital requirements and require us to hold more capital against certain of our assets and off-balance sheet exposures.  The Corporation’s estimated pro-forma common equity Tier 1 ratio, Tier 1 capital ratio, total capital ratio, and the leverage ratio under the Basel III rules, giving effect as of December 31, 2018 to all the provisions that were deferred, were 19.86%, 20.26%, 23.50%, and 15.37%, respectively.  These ratios would exceed the fully phased-in minimum capital ratios under Basel III.

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

Consumer Financial Protection Bureau.

CFPB regulations issued over the past few years implement the Dodd-Frank Act amendments to the Equal Credit Opportunity Act, the Truth in Lending Act (“TILA”), and the Real Estate Settlement Procedures Act (“RESPA”).  In general, among other changes, these regulations collectively: (i) require lenders to make a reasonable good faith determination of a prospective residential mortgage borrower’s ability to repay based on specific underwriting criteria and set standards related to the determination by mortgage lenders of a consumer’s ability to repay the mortgage; (ii) require stricter underwriting of “qualified mortgages,” discussed below, that presumptively satisfies the ability to pay requirement (thereby providing the lender a safe harbor from non-compliance claims); (iii) specify new limitations on loan originator compensation and establish criteria for the qualifications of, and registration or licensing of, loan originators; (iv) further restrict certain high-cost mortgage loans by expanding the coverage of the Home Ownership and Equity Protections Act of 1994; (v) expand mandated loan escrow accounts for certain loans; (vi) revise existing appraisal requirements under the Equal Credit Opportunity Act and require provision of a free copy of all appraisals to applicants for first lien loans; (vii) establish new appraisal standards for most “higher-risk mortgages” under TILA; (viii) combine in a single, new form required loan disclosures under TILA and RESPA; (ix) define a “qualified mortgage” for purposes of the Dodd Frank Act; and (x) afford safe harbor legal protections for lenders making qualified loans that are not “higher priced.”

The CFPB also has issued regulations setting forth new mortgage servicing rules that apply to the Bank.

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

In October 2016, the CFPB adopted further changes to these mortgage servicing rules.  These changes generally clarify and amend provisions regarding force-placed insurance notices, policies and procedures, early intervention, loss mitigation requirements and periodic statement requirements under the CFPB mortgage servicing rules.  The amendments also address proper compliance regarding certain servicing requirements when a consumer is a potential or confirmed successor in interest, is in bankruptcy, or sends a cease communication request under the Fair Debt Collection Practices Act. These amendments became generally effective in October 2017, although provisions relating to successors-in-interest and periodic statements when a consumer is in bankruptcy became effective in April 2018.  These new mortgage servicing standards added to our costs of conducting a mortgage servicing business.

The Dodd-Frank Act directs the CFPB to publish rules and forms that combine certain disclosures that consumers receive in connection with applying for and closing on a mortgage loan under the TILA and the RESPA. Consistent with this requirement, the CFPB has amended Regulation X (Real Estate Settlement Procedures Act) and Regulation Z (Truth in Lending) to establish new disclosure requirements and forms in Regulation Z for most closed-end consumer credit transactions secured by real property. In addition to combining the existing disclosure requirements and implementing new requirements imposed by the Dodd-Frank Act, the rule provides extensive guidance regarding compliance with those requirements.

Under new leadership (Michael Mulvaney, who was appointed acting Director of the CFPB in November 2017, and more recently Kathy Kraninger, who was confirmed as permanent Director in December 2018), however, the CFPB has taken and may continue to take regulatory actions that may have material deregulatory effects, including the reconsideration of existing CFPB regulations, and an assessment of the effectiveness of other regulatory actions.  The nature, scope and impact of these actions, however, and their impact on the Corporation and FirstBank, cannot be predicted at this time.

Economic Growth, Regulatory Relief, and Consumer Protection Act.

In May 2018, President Trump signed into law the Economic Growth, Regulatory Relief, and Consumer Protection Act ("EGRRCPA").  EGRRCPA makes a number of changes to the Dodd-Frank Act and other federal banking laws that were generally intended to be deregulatory in nature.  While many of the more significant changes apply to large banking organizations and not to mid-size banking organizations such as the Corporation, other provisions of EGRRCPA make changes to certain banking law requirements that we believe will help reduce our regulatory burden, including:

•

Prohibiting federal banking regulators from imposing higher regulatory capital requirements on High Volatility Commercial Real Estate (“HVCRE”) exposures unless they are for acquisition, development or construction (“ADC”), and clarifying ADC status;

•	Exempting from federal mortgage appraisal requirements certain transactions involving real property in rural areas and valued at less than $400,000; and

•

Directing the CFPB to provide guidance on the applicability of the TILA-RESPA Integrated Disclosure rule to mortgage assumption transactions and construction-to-permanent home loans, as well the extent to which lenders can rely on model disclosures that do not reflect recent regulatory changes.

Since EGRRCPA’s enactment, the federal banking agencies (the Federal Reserve Board, FDIC and the Office of the Comptroller of the Currency) have taken rulemaking and other actions to implement the legislation’s requirements, and are expected to continue doing so in 2019.  Despite these changes, most provisions of the Dodd-Frank Act and its implementing regulations remain in place and will continue to result in additional operating and compliance costs that could have a material adverse effect on our business, financial condition, results of operation.

Dodd-Frank Act Stress Tests ("DFAST").

On July 6, 2018, bank regulatory agencies issued a joint interagency statement regarding the impact of EGRRCPA on, among other things, the Dodd-Frank Act stress-testing requirements applicable to bank holding companies and other financial companies.  According to the interagency statement, EGRRCPA gave immediate relief from the company-run stress testing requirements for bank holding companies with total consolidated assets of less than $100 billion, but the agencies have extended the deadlines for all regulatory requirements related to company-run stress testing for depository institutions with average total consolidated assets of less than $100 billion until November 25, 2019. In turn, the federal banking agencies have proposed rule changes that, among other things, fully implement the asset threshold increase for company-run stress tests. Pursuant to direction from the regulators, the Corporation was provided similar relief and is no longer required to submit company-run annual stress tests. Notwithstanding these amendments to the stress testing requirements, the federal banking agencies indicated through interagency guidance that the capital planning and risk management practices of institutions with total assets less than $100 billion would continue to be reviewed through the regular supervisory process.  Although the Corporation will continue to monitor its capital consistent with the safety and soundness expectations of the federal regulators, the Corporation will no longer conduct company-run stress testing as a result of the legislative and regulatory amendments. The Corporation continues to use customized stress testing to support the business and as part of its capital planning process.

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

Failure to adequately serve the communities could result in the denial by the regulators of proposals to merge, consolidate or acquire new assets, as well as expand or relocate branches.

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

Any proposals and legislation, if finally adopted and implemented, would change banking laws and our operating environment and that of our subsidiaries in ways that could be substantial and unpredictable.  We cannot determine whether such proposals and legislation will be adopted, or the ultimate effect that such proposals and legislation, if enacted, or regulations issued to implement the same, would have upon our financial condition or results of operations.

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

A financial holding company that ceases to meet certain standards is subject to a variety of restrictions, depending on the circumstances, including precluding the undertaking of new activities or the acquisition of shares or control of other companies. Until compliance is restored, the Federal Reserve Board has broad discretion to impose appropriate limitations on the financial holding company’s activities.  If compliance is not restored within 180 days, the Federal Reserve Board may ultimately require the financial holding company to divest its depository institutions or, in the alternative, to discontinue or divest any activities that are not permitted to non-financial holding company bank holding companies. The Corporation and FirstBank must be well-capitalized and well-managed for regulatory purposes, and FirstBank must earn “satisfactory” or better ratings on its periodic CRA examinations to preserve the financial holding company status. The Corporation currently is restricted in its ability to engage in new activities or the acquisition of shares or control of other companies without the prior written approval of the Federal Reserve Board

The potential restrictions are different if the lapse pertains to the CRA.  In that case, until all the subsidiary institutions are restored to at least a “satisfactory” CRA rating status, the financial holding company may not engage, directly or through a subsidiary, in any of the additional financial activities permissible under the Bank Holding Company Act or make additional acquisitions of companies engaged in the additional activities.  However, completed acquisitions and additional activities and affiliations previously begun are left undisturbed, as the Bank Holding Company Act does not require divestiture for this type of situation.

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

   In addition, any capital loans by a bank holding company to any of its subsidiary banks must be subordinated in right of payment to deposits and to certain other indebtedness of such subsidiary bank. As of December 31, 2018, and the date hereof, FirstBank was and is the only depository institution subsidiary of the Corporation.  The Dodd-Frank Act directs the Federal Reserve Board to adopt regulations adopting the statutory source-of-strength requirements, but implementing regulations have not yet been proposed.

USA PATRIOT Act and Other Anti-Money Laundering Requirements.

As a regulated depository institution, FirstBank is subject to the Bank Secrecy Act, which imposes a variety of reporting and other requirements, including the requirement to file suspicious activity and currency transaction reports that are designed to assist in the detection and prevention of money laundering, terrorist financing and other criminal activities. In addition, under Title III of the USA PATRIOT Act of 2001, also known as the International Money Laundering Abatement and Anti-Terrorism Financing Act of 2001, all financial institutions are required to, among other things, identify their customers, adopt formal and comprehensive anti-money laundering programs, scrutinize or prohibit altogether certain transactions of special concern, and be prepared to respond to inquiries from U.S. law enforcement agencies concerning their customers and their transactions. Presently, only certain types of financial institutions (including banks, savings associations and money services businesses) are subject to final rules implementing the anti-money laundering program requirements of the USA PATRIOT Act.

Regulations implementing the Bank Secrecy Act and the USA PATRIOT Act are published and primarily enforced by the Financial Crimes Enforcement Network (“FinCEN”), a bureau of the U.S. Treasury.  Failure of a financial institution, such as the Corporation or the Bank, to comply with the requirements of the Bank Secrecy Act or the USA PATRIOT Act could have serious legal and reputational consequences for the institution, including the possibility of regulatory enforcement or other legal action, including significant civil money penalties. The Corporation also is required to comply with federal economic and trade sanctions requirements enforced by the Office of Foreign Assets Control (“OFAC”), a bureau of the U.S. Treasury.  The Corporation has adopted appropriate policies, procedures and controls to address compliance with the Bank Secrecy Act, USA PATRIOT Act and economic/trade sanctions requirements, and to implement banking agency, U.S. Treasury and OFAC regulations.

In May 11, 2016, FinCEN issued its final rules under the Bank Secrecy Act to clarify and strengthen customer due diligence requirements for: Banks; brokers or dealers in securities; mutual funds; and futures commission merchants and introducing brokers in commodities (the “Rule”). The Rule contains explicit customer due diligence requirements and include a new requirement to identify and verify the identity of beneficial owners of legal entity customers, subject to certain exclusions and exemptions. Under the Rule, covered financial institutions must establish procedures to:

•          Identify each natural person that directly or indirectly owns 25% or more of the equity interests of a legal entity customer (the “ownership prong”);

•          Identify one natural person with “significant responsibility to control, manage, or direct” a legal entity customer (the “control prong”), which may be a person reported under the ownership prong; and,

•          Verify the identities of those persons according to risk-based procedures, which procedures must include the elements currently required under the Customer Identification Rule at a minimum. Identification of those beneficial owners must be conducted at the time a new account is opened.

Compliance with the Rule’s requirements was mandatory by May 11, 2018 (the “Applicability Date”). FirstBank implemented the Rule by the Applicability Date.

State Chartered Non-Member Bank and Banking Laws and Regulations in General

FirstBank is subject to regulation and examination by the OCIF, the CFPB and the FDIC, and is subject to comprehensive federal and state (Commonwealth of Puerto Rico) regulations dealing with a wide variety of subjects. The federal and state laws and regulations that are applicable to banks regulate, among other things, the scope of their businesses, their investments, their reserves against deposits, the timing and availability of deposited funds, and the nature and amount of and collateral for certain loans. In addition to the impact of regulations, commercial banks are affected significantly by the actions of the Federal Reserve Board as it attempts to control the money supply and credit availability in order to influence the economy.  Among the instruments used by the Federal Reserve Board to implement these objectives are open market operations in U.S. government securities, adjustments of the discount rate, and changes in reserve requirements against bank deposits.  These instruments are used in varying combinations to influence overall economic growth and the distribution of credit, bank loans, investments and deposits.  Their use also affects interest rates charged on loans or paid on deposits.  The monetary policies and regulations of the Federal Reserve Board have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future.  The effects of such policies upon our future business, earnings and growth cannot be predicted.

There are periodic examinations by the OCIF, the CFPB and the FDIC of FirstBank to test the Bank’s conformance to safe and sound banking practices and compliance with various statutory and regulatory requirements. This regulation and supervision establishes a comprehensive framework and oversight of activities in which a banking institution can engage.  The regulation and supervision by the FDIC are intended primarily for the protection of the FDIC’s insurance fund and depositors. The regulatory structure also gives the regulatory authorities discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. This enforcement authority includes, among other things, the ability to assess civil money penalties, issue cease-and-desist or removal orders and initiate injunctive actions against banking organizations and institution-affiliated parties. In general, these enforcement actions may be initiated for violations of laws and regulations and for engaging in unsafe or unsound practices. In addition, certain bank actions are required by statute and implementing regulations. Other actions or failure to act may provide the basis for enforcement action, including the filing of misleading or untimely reports with regulatory authorities.

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

On November 14, 2018, for the first time since July 2009, the Corporation’s Board of Directors, after receiving regulatory approval, declared a quarterly cash dividend of $0.03 per common share, which was paid on December 14, 2018 to common stockholders of record on November 30, 2018. Total cash dividends paid on shares of common stock amounted to $6.5 million for 2018. In addition, since the fourth quarter of 2016, following receipt of the requisite regulatory approval, the Corporation has paid monthly cash dividends on its outstanding shares of Series A through E Noncumulative Perpetual Monthly Income Preferred Stock. The Corporation has to date received approval to pay the monthly dividends on the Corporation’s Series A through E Preferred Stock and quarterly dividends on common stock through December 2019, subject to conditions established in the agreement with regulators.  Further, after December 2019, the Corporation intends to continue to request the Federal Reserve’s approval to enable it to continue to pay the monthly dividends on its Series A through E Preferred Stock and quarterly dividends on common stock, although there is no assurance that any dividends will be declared on the Corporation’s Series A through E Preferred Stock or common stock in any future periods So long as any shares of preferred stock remain outstanding, we cannot declare, set apart or pay any dividends on shares of our common stock unless any accrued and unpaid dividends on our preferred stock for the twelve monthly dividend periods ending on the immediately preceding dividend payment date have been paid or are paid contemporaneously and the full monthly dividend on our preferred stock for the then current month has been or is contemporaneously declared and paid or declared and set apart for payment.

Financial Privacy and Cybersecurity

The federal banking regulators have adopted rules that limit the ability of banks and other financial institutions to disclose non-public information about consumers to non-affiliated third parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a non-affiliated third party. These regulations affect how consumer information is used in diversified financial companies and conveyed to outside vendors. In addition, consumers may also prevent disclosure of certain information among affiliated companies that is assembled or used to determine eligibility for a product or service, such as that shown on consumer credit reports and application information. Consumers also have the option to direct banks and other financial institutions not to share information about transactions and experiences with affiliated companies for the purpose of marketing products or services.

The federal banking regulators regularly issue guidance regarding cybersecurity intended to enhance cyber risk management standards among financial institutions. A financial institution is expected to establish multiple lines of defense and to ensure their risk management processes address the risk posed by potential threats to the institution. A financial institution’s management is expected to maintain sufficient processes to effectively respond and recover the institution’s operations after a cyber-attack. A financial institution is also expected to develop appropriate processes to enable recovery of data and business operations if a critical service provider of the institution falls victim to this type of cyber-attack. The Corporation’s Information Security Program reflects the requirements of this guidance.

Limitations on Transactions with Affiliates and Insiders

Certain transactions between FDIC-insured banks financial institutions such as FirstBank and its affiliates are governed by Sections 23A and 23B of the Federal Reserve Act and by Federal Reserve Regulation W. An affiliate of a bank is, in general, any corporation or entity that controls, is controlled by, or is under common control with the bank.

In a holding company context, the parent bank holding company and any companies that are controlled by such parent bank holding company are affiliates of the bank. Generally, Sections 23A and 23B of the Federal Reserve Act (i) limit the extent to which the bank or its subsidiaries may engage in “covered transactions” (defined below) with any one affiliate to an amount equal to 10% of such bank’s capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such bank’s capital stock and surplus and (ii) require that all “covered transactions” be on terms substantially the same, or at least as favorable to the bank or affiliate, as those provided to a non-affiliate. The term “covered transaction” includes the making of loans, purchase of assets, issuance of a guarantee and other similar transactions. In addition, loans or other extensions of credit by the bank to the affiliate are required to be collateralized in accordance with the requirements set forth in Section 23A of the Federal Reserve Act. The Dodd-Frank Act added derivatives and securities lending and borrowing transactions to the list of “covered transactions” subject to Section 23A restrictions.

In addition, Sections 22(h) and (g) of the Federal Reserve Act, implemented through Regulation O, place restrictions on commercial bank loans to executive officers, directors, and principal stockholders of the bank and its affiliates. Under Section 22(h) of the Federal Reserve Act bank loans to a director, an executive officer, a greater than 10% stockholder of the bank, and certain related interests of these persons, may not exceed, together with all other outstanding loans to such persons and affiliated interests, the bank’s loans to one borrower limit, generally equal to 15% of the bank’s unimpaired capital and surplus. Section 22(h) of the Federal Reserve Act also requires that loans to directors, executive officers, and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons and also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a bank to insiders cannot exceed the bank’s unimpaired capital and surplus. Furthermore, Section 22(g) of the Federal Reserve Act places additional restrictions on loans to executive officers.

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

Bank and Bank Holding Company Regulatory Capital Requirements

The Federal Reserve Board has adopted risk-based and leverage capital adequacy guidelines pursuant to which it assesses the adequacy of capital in examining and supervising a bank holding company and in analyzing applications to it under the Bank Holding Company Act.  The Federal Reserve Board’s historical risk-based capital guidelines were based upon the 1988 capital accord (“Basel I”) of the Basel Committee.  These historical requirements, however, which included a legacy simplified risk-weighting system for the calculations of risk-based assets, as well as lower leverage capital requirements, were superseded by new risk-based and leverage capital requirements that went into effect, on a multi-year transitional basis, on January 1, 2015. The FDIC has adopted substantively identical requirements that apply to insured banks under its regulation and supervision. These requirements are part of a revised regulatory capital framework for U.S. banking organizations (the “Basel III rules”) adopted by the banking agencies that is based on international regulatory capital requirements adopted by the Basel Committee over the past several years.

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

Although the Corporation and FirstBank became subject to the Basel III rules beginning on January 1, 2015, certain requirements of the Basel III rules are being phased-in over several years and, in general, are effective as of January 1, 2019. Certain elements of the rules also have been deferred by the federal banking agencies. The Corporation and FirstBank compute risk-weighted assets using the Standardized Approach required by the Basel III rules.

The Basel III rules require the Corporation to maintain an additional capital conservation buffer of 2.5% to avoid limitations on both (i) capital distributions (e.g., repurchases of capital instruments, dividends and interest payments on capital instruments), and (ii) discretionary bonus payments to executive officers and heads of major business lines. The phase-in of the capital conservation buffer began on January 1, 2016 with a first year requirement of 0.625% of additional Common Equity Tier 1 Capital (“CET1”), which was progressively increased over a four-year period, increasing by that same percentage amount on each subsequent January 1 until it reached the fully phased-in 2.5% CET1 requirement on January 1, 2019.

Under the fully phased-in Basel III rules, in order to be considered adequately capitalized, the Corporation is required to maintain: (i) a minimum CET1 capital to risk-weighted assets ratio of at least 4.5%, plus the 2.5% capital conservation buffer, resulting in a required minimum CET1 ratio of at least 7%; (ii) a minimum ratio of total Tier 1 capital to risk-weighted assets of at least 6.0%, plus the 2.5% capital conservation buffer, resulting in a required minimum Tier 1 capital ratio of 8.5%; (iii) a minimum ratio of total Tier 1 plus Tier 2 capital to risk-weighted assets of at least 8.0%, plus the 2.5% capital conservation buffer, resulting in a required minimum total capital ratio of 10.5%; and (iv) a required minimum leverage ratio of 4%, calculated as the ratio of Tier 1 capital to average on-balance sheet (non-risk adjusted) assets.

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

The Basel III rules also require that certain non-qualifying capital instruments, including cumulative preferred stock and trust preferred securities (“TRUPs”), be excluded from Tier 1 capital. In general, banking organizations such as the Corporation began to phase out TRUPs from Tier 1 capital on January 1, 2015. The outstanding balances owed on the Corporation’s TRUPs were fully phased out from Tier 1 capital as of January 1, 2016. However, the Corporation’s TRUPs may continue to be included in Tier 2 capital until the instruments are redeemed or mature.

On November 21, 2017, the Federal Reserve Board, FDIC, and the Office of the Comptroller of the Currency finalized an extension of the phase-in of certain Basel III rules for banks not using the Basel advanced approaches. The extension, which was effective January 1, 2018, pauses the full transition to the Basel III treatment of mortgage servicing assets, certain deferred tax assets, investments in the capital of unconsolidated financial institutions and minority interests, pending the banking agencies’ broader efforts, announced in September 2017, to simply the regulatory capital rules that apply to banking organizations that are not subject to the advanced approaches capital rules. Because the advanced approaches rules apply only to banking organizations with more than $250 billion in total consolidated assets or at least $10 billion in total on-balance sheet foreign exposure, the extension relief applies broadly to community, midsize, and regional banks, including the Corporation and FirstBank.

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

Set forth below are the Corporation's and FirstBank's capital ratios as of December 31, 2018 based on Federal Reserve and FDIC guidelines:

		Banking Subsidiary
	First BanCorp.	FirstBank	General Well-Capitalized Minimum

As of December 31, 2018
Total capital (Total capital to
risk-weighted assets)	24.00%	23.51%	10.00%
Common Equity Tier 1 Capital (Common Equity
Tier 1 capital to risk-weighted assets)	20.30%	18.76%	6.50%
Tier 1 capital ratio (Tier 1 capital
to risk-weighted assets)	20.71%	22.25%	8.00%
Leverage ratio (1)	15.37%	16.53%	5.00%
_______________
(1) Tier 1 capital to average assets.

Deposit Insurance

The increase in deposit insurance coverage to up to $250,000 per customer, the FDIC’s expanded authority to increase insurance premiums, as well as the increase in the number of bank failures after the 2008 financial crisis, resulted in an increase in deposit insurance assessments for all banks, including FirstBank. The Dodd-Frank Act changed the requirements for the Deposit Insurance Fund by requiring that the designated reserve ratio for the Deposit Insurance Fund for any year not be less than 1.35 percent of estimated insured deposits or the comparable percentage of the new deposit assessment base.  In addition, the FDIC must take steps as necessary for the reserve ratio to reach 1.35 percent of estimated insured deposits by September 30, 2020.  If the reserve ratio exceeds 1.5 percent, the FDIC must dividend to Deposit Insurance Fund members the amount above the amount necessary to maintain the Deposit Insurance Fund at 1.5 percent, but the FDIC Board of Directors may, in its sole discretion, suspend or limit the declaration of payment of dividends.  The FDIC has adopted a Deposit Reserve Fund restoration plan that projects that the designated reserve ratio will reach 1.35 percent by the 2020 deadline. The FDIC has also adopted a final rule raising its industry target ratio of reserves to insured deposits to 2 percent, 65 basis points above the statutory minimum, but the FDIC does not project that goal to be met for several years.

The FDIC assessment rules currently define the assessment base for deposit insurance as required by the Dodd-Frank Act, specify assessment rates, implement the Dodd-Frank Act’s Deposit Insurance Fund dividend provisions, and revise the risk-based assessment system for all large insured depository institutions (institutions with at least $10 billion in total assets), such as FirstBank. In March 2016, the FDIC adopted a rule, which became effective on July 1, 2016, to increase the Deposit Insurance Fund to the statutorily required minimum level of 1.35 percent. Among other things, the rule imposes on banks with at least $10 billion in assets (which includes the Bank) a surcharge of 4.5 cents per $100 of their assessment base, after making certain adjustments.

On September 30, 2018, the Deposit Insurance Fund Reserve Ratio reached 1.36 percent, exceeding the statutorily required minimum reserve ratio of 1.35 percent ahead of the September 30, 2020, deadline required under the Dodd-Frank Act. FDIC regulations provide for two changes to deposit insurance assessments upon reaching the minimum: (1) surcharges on insured depository institutions with total consolidated assets of $10 billion or more, such as FirstBank, will cease; and (2) small banks will receive assessment credits for the portion of their assessments that contributed to the growth in the reserve ratio from between 1.15 percent and 1.35 percent, to be applied when the reserve ratio is at or above 1.38 percent.

FDIC Insolvency Authority

Under Puerto Rico banking laws (discussed below), the OCIF may appoint the FDIC as conservator or receiver of a failed or failing FDIC-insured Puerto Rican bank, such as the Bank, and the FDIA authorizes the FDIC to accept such an appointment. In addition, the FDIC has broad authority under the FDIA to appoint itself as conservator or receiver of a failed or failing state bank, including a Puerto Rican bank. If the FDIC is appointed conservator or receiver of a bank upon the bank’s insolvency or the occurrence of other events, the FDIC may sell or transfer some, part or all of a bank’s assets and liabilities to another bank, or liquidate the bank and pay out insured depositors, as well as uninsured depositors and other creditors to the extent of the closed bank’s available assets. As part of its insolvency authority, the FDIC has the authority, among other things, to take possession of and administer the receivership estate, pay out estate claims, and repudiate or disaffirm certain types of contracts to which the bank was a party if the FDIC believes such contract is burdensome and its disaffirmance will aid in the administration of the receivership.  In resolving the estate of a failed bank, the FDIC as receiver will first satisfy its own administrative expenses, and the claims of holders of U.S. deposit liabilities also have priority over those of other general unsecured creditors.

Activities and Investments

The activities as “principal” of FDIC-insured, state-chartered banks, such as FirstBank, are generally limited to those that are permissible for national banks. Similarly, under regulations dealing with equity investments, an insured state-chartered bank generally may not directly or indirectly acquire or retain any equity investments of a type, or in an amount, that is not permissible for a national bank.

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

Ownership and Control

Because of FirstBank’s status as an FDIC-insured bank, as defined in the Bank Holding Company Act, the Corporation, as the owner of FirstBank’s common stock, is subject to certain restrictions and disclosure obligations under various federal laws, including the Bank Holding Company Act and the Change in Bank Control Act (the “CBCA”). Regulations adopted pursuant to the Bank Holding Company Act and the CBCA generally require prior Federal Reserve Board or other federal banking agency approval or non-objection for an acquisition of control of an insured institution (as defined in the Act) or holding company thereof by any person (or persons acting in concert). Control is deemed to exist if, among other things, a person (or group of persons acting in concert) acquires 25% or more of any class of voting stock of an insured institution or holding company thereof. Under the CBCA, control is presumed to exist subject to rebuttal if a person (or group of persons acting in concert) acquires 10% or more of any class of voting stock and either (i) the corporation has registered securities under Section 12 of the Exchange Act, or (ii) no person (or group of persons acting in concert) will own, control or hold the power to vote a greater percentage of that class of voting securities immediately after the transaction. The concept of acting in concert is very broad and also is subject to certain rebuttable presumptions, including, among others, that relatives, business partners, management officials, affiliates and others are presumed to be acting in concert with each other and their businesses. The regulations of the FDIC implementing the CBCA are generally similar to those described above.

The Puerto Rico Banking Law requires the approval of the OCIF for changes in control of a Puerto Rico bank. See “Puerto Rico Banking Law.”

Standards for Safety and Soundness

The FDIA requires the FDIC and the other federal bank regulatory agencies to prescribe standards of safety and soundness, by regulations or guidelines, relating generally to operations and management, asset growth, asset quality, earnings, stock valuation, and compensation. The implementing regulations and guidelines of the FDIC and the other federal bank regulatory agencies establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, and compensation, fees and benefits. In general, the regulations and guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The regulations and guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal shareholder. Failure to comply with these standards can result in administrative enforcement or other adverse actions against the bank.

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

Section 17 of the Banking Law permits Puerto Rico commercial banks to make loans to any one person, firm, partnership or corporation in an aggregate amount of up to fifteen percent (15%) of the sum of: (i) the bank’s paid-in capital; (ii) the bank’s reserve fund; (iii) 50% of the bank’s retained earnings, subject to certain limitations; and (iv) any other components that the Commissioner may determine from time to time. If such loans are secured by collateral worth at least twenty-five percent (25%) of the amount of the loan, the aggregate maximum amount may reach one-third (33.33%) of the sum of the bank’s paid-in capital, reserve fund, 50% of retained earnings, subject to certain limitations, and such other components that the Commissioner may determine from time to time. There are no restrictions under the Banking Law on the amount of loans that may be wholly secured by bonds, securities and other evidences of indebtedness of the Government of the United States, or of the Commonwealth of Puerto Rico, or by bonds, not in default, of municipalities or instrumentalities of the Commonwealth of Puerto Rico.

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

Pursuant to the IBE Act 52 and the IBE Regulations, each of FirstBank IBE and FirstBank Overseas Corporation must maintain in Puerto Rico books and records of all its transactions in the ordinary course of business. FirstBank IBE and FirstBank Overseas Corporation are also required thereunder to submit to the Commissioner quarterly and annual reports of their financial condition and results of operations, including annual audited financial statements.

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

The primary purpose of IFEs is to attract Unites States and foreign investors to Puerto Rico. Consequently, Act 273 authorizes IFEs to engage in traditional banking and financial transactions, principally with non-residents of Puerto Rico. Furthermore, the scope of Eligible IFE Activities encompasses a wider variety of transactions than those previously authorized to IBEs.

Act 187, as amended, enacted on November 17, 2015, requires the Commissioner to issue a Certificate of Compliance every two years in order to certify the compliance with law of companies organized under IBE Act 52.

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

On December 10, 2018, the Governor of Puerto Rico signed into Law Act 257 to amend some of the provisions of the of 2011PR Code, as amended.  Act 257 introduces various changes to the current income tax regime in the case of individuals and corporations, and the sales and use taxes that are effective January 1, 2019. See “Significant Events Since the Beginning of 2018 – Puerto Rico Government Fiscal Situation, Government Actions and Exposure to Puerto Rico Government” discussion above for additional details about changes introduced by the Act 257.

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

On December 22, 2017, the United States president signed H.R.1, The Tax Cuts and Jobs Acts, effective January 1, 2018, which includes an overhaul of individual, business and international taxes and has affected our branch operations in the U.S. and the USVI. The bill includes measures reducing corporate taxes from 35% to 21%, repealing the corporate alternative minimum tax regime, changing business deductions and NOLs, and imposing a 15.5% tax on mandatory repatriation of liquid assets, a 10% tax on base erosion payments, and a minimum 10.5% tax on inclusion of global intangible low-tax income by U.S. shareholders, among other significant changes. The main provisions affecting our operations in the U.S. and the USVI include: the change in tax rate to 21%, the limitation to the amount certain financial institutions, including the Bank, may deduct for premiums paid to the FDIC, and changes in permanent differences, such as meals and entertainment deductions. Other significant provisions, such as the base erosion and anti-abuse tax, do not affect the Corporation’s U.S. and USVI branch operations since these operations’ receipts do not exceed the annual threshold of U.S. effectively connected gross receipts.

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

Item 1A. Risk Factors

RISKS RELATING TO THE CORPORATION’S BUSINESS

The continuing effects of the September 2017 Hurricanes Maria and Irma may result in additional credit losses.

Two strong hurricanes (Maria and Irma) affected the Corporation’s service areas during 2017 and caused significant damage to the infrastructure and property and severely disrupted normal economic activity in all of these regions.  Significant overall uncertainties inherent in the Corporation’s initial assessment of hurricane-related credit losses have largely been addressed in the year since the hurricanes.  Commercial loan officers have continued to closely monitor the performance of hurricane-affected commercial loan customers during 2018.  Information provided by these officers and statistics on the performance of consumer credits were factored into management’s determination of the allowance for loan losses at December 31, 2018.  Although the identification and evaluation of hurricane-affected credits has been completed, management’s assessment of the hurricanes’ effect is still subject to uncertainties, both those specific to certain individual customers, such as the resolution of insurance claims, and those applicable to the overall economic prospects of the hurricane-affected areas. Some of these uncertainties include how and when government, private or philanthropic funds will be invested in the affected communities, and how delays in foreclosure actions due to court-related backlogs may ultimately affect the values of the underlying real estate collateral of our residential mortgage portfolio.  During 2018, the Corporation recorded a net loan loss reserve release of approximately $16.9 million in connection with revised estimates associated with the effects of the hurricanes. In addition, during 2018, consumer loan charge-offs totaling $10.9 million were taken against previously established hurricane-related qualitative reserves.  With the future resolution of uncertainties and the ongoing collection of information on individual commercial customers and statistics on the consumer and residential loan portfolios, the loss estimate will be revised as needed. Any changes in the allowance calculation will be reflected in the provision for loan losses as they occur.  As such, if this estimate proves to be incorrect, it may adversely affect our financial condition and results of operations.

The Corporation’s force-placed insurance policies could be disputed by the customer.

     The Corporation maintains force-placed insurance policies that have been put into place when a borrower’s insurance policy on a property was cancelled, lapsed or was deemed insufficient and the borrower did not secure a replacement policy. A borrower may make a claim against the Corporation under such force-placed insurance policy and the failure of the Corporation to resolve such a claim to the borrower’s satisfaction may result in a dispute between the borrower and the Corporation, which if not adequately resolved, could have an adverse effect on the Corporation.

Our level of non-performing assets may adversely affect our future results from operations.

We continue to have a high level of nonaccrual loans as of December 31, 2018, even though the level decreased by $165.8 million to $332.1 million as of December 31, 2018, or 33%, from $497.8 million as of December 31, 2017.  Our nonaccrual loans represent approximately 4% of our $8.9 billion loan portfolio as of December 31, 2018. In addition, we have a high level of total non-performing assets, even though they decreased by $183.5  million to $467.1  million as of December 31, 2018, or 28%, from $650.6 million as of December 31, 2017. Despite the overall decrease in non-performing asset levels for the entire year, during 2018, the Corporation designated as nonaccrual certain large commercial loans, including two commercial mortgage loans totaling $69.8 million related to a legacy commercial loan relationship that operates in both the Florida and Puerto Rico regions with independent sources of repayment.   If we are unable to effectively maintain the quality of our loan portfolio, our financial condition and results of operations may be materially and adversely affected.

Certain funding sources may not be available to us and our funding sources may prove insufficient and/or costly to replace.

FirstBank relies primarily on customer deposits, the issuance of brokered CDs, and advances from the FHLB of New York to maintain its lending activities and to replace certain maturing liabilities. As of December 31, 2018, we had $555.6 million in brokered CDs outstanding, representing approximately 6% of our total deposits, and a reduction of $594.9 million from the year ended December 31, 2017. Approximately $259.6 million in brokered CDs mature over the next twelve months, and the average term to maturity of the retail brokered CDs outstanding as of December 31, 2018, was approximately 1.3 years. None of these CDs are callable at the Corporation’s option.

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

Alternate sources of funding may carry higher costs than sources currently utilized, particularly since the Federal Reserve has been increasing rates. If we are required to rely more heavily on more expensive funding sources, profitability would be adversely affected.

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

Following the termination of the Written Agreement, the Corporation agreed with the Federal Reserve to continue to obtain the approval of the Federal Reserve before paying dividends, receiving dividends from FirstBank, making any distributions of interest, principal or other sums on subordinated debentures or trust-preferred securities, incurring or guaranteeing debt or purchasing or redeeming any corporate stock. Although the Corporation has received regulatory approvals that has enabled it to pay scheduled quarterly interest payments on the trust-preferred securities since the second quarter of 2016, it may not receive such approvals in the future. It is the intent of the Corporation to request approvals in future periods to continue to make regularly scheduled quarterly interest payments on the Corporation’s outstanding subordinated debentures associated with its trust-preferred securities.

Under the subordinated debentures’ indentures, we have the right, from time to time, and without causing an event of default, to defer payments of interest on the subordinated debentures by extending the interest payment period at any time and from time to time during the term of the subordinated debentures for up to twenty consecutive quarterly periods. We may need to elect extension periods for future quarterly interest payments if the Federal Reserve advises us that it will not approve such future quarterly interest payments or if we do not receive the approval from our regulators before receiving any cash dividends from FirstBank given that, as mentioned above, dividends from FirstBank have provided a substantial portion of our cash flow used to service the interest payments on our outstanding subordinated debentures. Our inability to receive approval from the Federal Reserve to make distributions of interest, principal or other sums on our trust-preferred securities and subordinated debentures or to receive cash dividends from FirstBank could result in a default under those obligations if we need to defer such payments for longer than twenty consecutive quarterly periods.

Credit quality may result in additional losses.

The quality of our loans has continued to be under pressure as a result of continued recessionary conditions in the markets we serve and the continuing effects of Hurricanes Irma and Maria that have led to, among other things, high unemployment levels, low absorption rates for new residential construction projects and further declines in property values. Our business depends on the creditworthiness of our customers and counterparties and the value of the assets securing our loans or underlying our investments. When the credit quality of the customer base materially decreases or the risk profile of a market, industry or group of customers changes materially, our business, financial condition, allowance levels, asset impairments, liquidity, capital and results of operations are adversely affected.

We have a commercial and construction loan portfolio held for investment in the amount of $3.8 billion as of December 31, 2018. Due to their nature, these loans entail a higher credit risk than consumer and residential mortgage loans, since they are larger in size, concentrate more risk in a single borrower and are generally more sensitive to economic downturns. Furthermore, given the slowdown in the real estate market, the properties securing these loans may be difficult to dispose of if they are foreclosed. During the first and third quarters 2018, the Corporation transferred $74.4 million in nonaccrual commercial and construction loans to held for sale. The aggregate recorded investment in these loans of $96.6 million was written down to $74.4 million, which resulted in charge-offs of $22.2 million, of which $6.5 million was taken against previously-established reserves for loan losses, resulting in a charge to the provision for loan and lease losses of $15.7 million in 2018.  Approximately $57.2 million of the nonaccrual commercial and construction loans transferred to loans held for sale were eventually sold during the second, third and fourth quarters of 2018, resulting in an additional net loss of $2.7 million.  We may incur additional losses over the near term, either because of continued deterioration of the quality of loans or because of additional sales of problem loans, which would likely accelerate the recognition of losses.  Any such losses would adversely impact our overall financial performance and results of operations.

Our allowance for loan and lease losses may not be adequate to cover actual losses, and we may be required to materially increase our allowance, which may adversely affect our capital, financial condition and results of operations.

We are subject to the risk of loss from loan defaults and foreclosures with respect to the loans we originate and purchase. We establish a provision for loan and lease losses, which leads to reductions in our income from operations, in order to maintain our allowance for inherent incurred loan and lease losses at a level that our management deems to be appropriate based upon an assessment of the quality of the loan and lease portfolio. Management may fail to accurately estimate the level of inherent incurred loan and lease losses or may have to increase our provision for loan and lease losses in the future as a result of new information regarding existing loans, future increases in nonaccrual loans, foreclosure actions and loan modifications, changes in economic and other conditions affecting borrowers or for other reasons beyond our control. In addition, the bank regulatory agencies periodically review the adequacy of our allowance for loan and lease losses and may require an increase in the provision for loan and lease losses or the recognition of additional classified loans and loan charge-offs, based on judgments that are different from those of management.

The level of the allowance reflects management’s estimates based upon various assumptions and judgments as to specific credit risks, its evaluation of industry concentrations, loan loss experience, current loan portfolio quality, present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the allowance for loan and lease losses inherently involves a high degree of subjectivity and requires management to make significant estimates and judgments regarding current credit risks and future trends, all of which may undergo material changes. If our estimates prove to be incorrect, our allowance for credit losses may not be sufficient to cover losses in our loan portfolio and our expense relating to the additional provision for credit losses could increase substantially.

Any such increases in our provision for loan and lease losses or any loan losses in excess of our provision for loan and lease losses would have an adverse effect on our future financial condition and results of operations. Given the difficulties facing some of our largest borrowers, these borrowers may fail to continue to repay their loans on a timely basis or we may not be able to assess accurately any risk of loss from the loans to these borrowers. See our risk factor “The continuing effects of the September 2017 Hurricanes Maria and Irma may result in additional credit losses” above for additional information about uncertainties surrounding the ultimate effect of the hurricanes on the affected regions.

Changes in collateral values of properties located in stagnant or distressed economies may require increased reserves.

 Further deterioration of the value of real estate collateral securing our construction, commercial and residential mortgage loan portfolios would result in increased credit losses.  As of December 31, 2018, approximately 1%, 17% and 36% of our loan portfolio held for investment consisted of construction, commercial mortgage and residential real estate loans, respectively.

 Whether the collateral that underlies our loans is located in Puerto Rico, the USVI, the BVI, or the U.S. mainland, the performance of our loan portfolio and the collateral value backing the transactions are dependent upon the performance of and conditions within each specific real estate market.  Puerto Rico, where most of the collateral is located, has been in an economic recession since 2006. Sustained weak economic conditions that have affected Puerto Rico over the last several years have resulted in declines in collateral values.

 Construction and commercial loans, mostly secured by commercial and residential real estate properties, entail a higher credit risk than consumer and residential mortgage loans since they are larger in size, may have less collateral coverage, concentrate more risk in a single borrower and are generally more sensitive to economic downturns. As of December 31, 2018, our commercial mortgage and construction real estate loans held for investment in Puerto Rico amounted to $1.0 billion or 65% of the total $1.6 billion commercial mortgage and construction real estate loans, which constituted 18% of the total loan portfolio.

     We measure the impairment of a loan based on the fair value of the collateral, if collateral dependent, which is generally obtained from appraisals. Updated appraisals are obtained when we determine that loans are impaired and are updated annually thereafter. In addition, appraisals are also obtained for certain residential mortgage loans on a spot basis based on specific characteristics such as delinquency levels, age of the appraisal and loan-to-value ratios. The appraised value of the collateral may decrease or we may not be able to recover collateral at its appraised value. A significant decline in collateral valuations for collateral dependent loans has required and, in the future, may require increases in our specific provision for loan losses and an increase in the general valuation allowance. Any such increase would have an adverse effect on our future financial condition and results of operations.

Interest rate shifts may reduce net interest income.

Shifts in short-term interest rates have reduced net interest income in the past and, in the future, may reduce net interest income, which is the principal component of our earnings. Net interest income is the difference between the amounts received by us on our interest-earning assets and the interest paid by us on our interest-bearing liabilities. Differences in the re-pricing structure of our assets and liabilities may result in changes in our profits when interest rates change. Net interest income in 2018 benefitted from the upward repricing of variable rate commercial and construction loans combined with an improved funding mix that was driven by the increase in the proportion of interest-earning assets funded by the growth in non-interest bearing deposits.

Increases in interest rates may reduce demand for mortgage and other loans.

Higher interest rates increase the cost of mortgage and other loans to consumers and businesses and may reduce future demand for such loans, which may negatively impact our profits by reducing the amount of loan interest income.

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

     For the years ended December 31, 2016, 2017 and 2018, we recognized a total of $6.7 million, $12.2 million and $50 thousand, respectively, in other-than-temporary impairments. These impairments were primarily related to three Puerto Rico government debt securities that were sold during 2017. To the extent that any portion of the unrealized losses in our investment securities portfolio of $59.1 million as of December 31, 2018 is determined to be other-than-temporary and, in the case of debt securities, the loss is related to credit factors, we would recognize a charge to earnings in the quarter during which such determination is made and capital ratios could be adversely affected. Even if we do not determine that the unrealized losses associated with this portfolio require an impairment charge, increases in unrealized losses on available-for-sale securities adversely affect our tangible common equity ratio, which may adversely affect credit rating agency and investor sentiment towards us. Any negative perception also may adversely affect our ability to access the capital or credit markets or might increase our cost of capital. Valuation and other-than-temporary impairment determinations will continue to be affected by external market factors including default rates, severity rates and macro-economic factors.

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

We are subject to supervision and regulation by the Federal Reserve Board and the FDIC. We are a bank holding company and a financial holding company under the Bank Holding Company Act of 1956, as amended. The Bank is also subject to supervision and regulation by the Puerto Rico Office of the Commissioner of Financial Institutions.

Under federal law, financial holding companies are permitted to engage in a broader range of “financial” activities than those permitted to bank holding companies that are not financial holding companies.  A financial holding company that ceases to meet certain standards is subject to a variety of restrictions, depending on the circumstances, including the prohibition from undertaking new activities or acquiring shares or control of other companies. The Corporation currently is restricted in its ability to engage in new financial activities or the acquisition of shares or control of other companies without the prior written approval of the Federal Reserve Board.

    On October 3, 2017, the Federal Reserve terminated the Written Agreement entered into on June 3, 2010 by the Corporation and the Federal Reserve.    Although the Written Agreement is now terminated, the Corporation has agreed with its regulators to continue to obtain approval before paying dividends, receiving dividends from the Bank, making payments on subordinated debt or trust preferred securities, incurring or guaranteeing debt or purchasing or redeeming any corporate stock. If we fail to comply with the requirements from our regulators, we may become subject to regulatory enforcement action and other adverse regulatory actions that might have a material and adverse effect on our operations.

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

     Information security risks for financial institutions have significantly increased in recent years, especially as we continue to expand customer services via the internet and other remote service channels, and the sophistication and activities of organized crime, hackers, terrorists and other external parties have increased. These threats may derive from fraud or malice on the part of our employees or third-party providers, or may result from human error or accidental technological failure. These threats include cyber-attacks such as computer viruses, malicious code, phishing attacks or information security breaches and could lead to the misappropriation of consumer account and other information.

    We have an Information Security Program which continuously monitors cyber-related risks and ultimately ensures protection for the processing, transmission and storage of confidential, proprietary and other information in our computer systems and networks. Furthermore, a formal vendor management program is in place to categorize and oversee third-party and vendor risks. The Corporation’s system of internal controls also incorporates an organization-wide protocol for the appropriate reporting and escalation of information security matters to management and the Corporation’s Board of Directors, to ensure effective and efficient resolution and, if necessary, disclosure of any matters. The Corporation’s Board of Directors is actively engaged in the oversight of the Corporation’s continuous efforts to reinforce and enhance its operational resilience.

    To date, we have not experienced any material impact related to cyber-attacks or other information security breaches. However, future attacks or breaches could lead to security breaches of the networks, systems or devices that our customers use to access our integrated products and services, which in turn could result in the unauthorized disclosure, release, gathering, monitoring, misuse, loss or destruction of confidential, proprietary and other information (including account data information) or data security compromises. Such attacks or breaches could also cause service interruptions, malfunctions or other failures in the physical infrastructure or operations systems that support our businesses and customers (such as the lack of availability of our value-added services), as well as the operations of our customers or other third parties.  In addition, they could lead to damage to our reputation with our customers and other parties and the market, additional costs to us (such as the costs of repairing systems, adding new personnel or protection technologies or compliance costs), regulatory penalties, financial losses to both us and our customers and partners and the loss of customers and business opportunities. If such attacks are not detected immediately, their effect could be compounded.

We rely on other companies to perform key aspects of our business infrastructure.

Third parties perform key aspects of our business operations such as data processing, information security, recording and monitoring transactions, online banking interfaces and services, internet connections and network access. While we believe that we have selected these third-party vendors carefully, we do not control their actions. Any significant problems caused by these third parties, including those resulting from disruptions in communication services provided by a vendor, failure of a vendor to handle current or higher volumes, failure of a vendor to provide services for any reason, the provision by a vendor of poor performance of services, or failure of a vendor to notify us of a reportable event, could adversely affect our ability to deliver products and services to our customers and otherwise conduct our business. Financial or operational difficulties of a third-party vendor could also hurt our operations if those difficulties interfere with the vendor’s ability to serve us. Replacing these third-party vendors could also create significant delay and expense. Accordingly, use of such third parties creates an inherent risk to our business operations.

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

On September 30, 2018, the Deposit Insurance Fund Reserve Ratio reached 1.36 percent, exceeding the statutorily required minimum reserve ratio of 1.35 percent ahead of the September 30, 2020 deadline required under the Dodd-Frank Act. FDIC regulations provide for two changes to deposit insurance assessments upon reaching the minimum: (1) surcharges on insured depository institutions with total consolidated assets of $10 billion or more, such as FirstBank, will cease; and (2) small banks will receive assessment credits for the portion of their assessments that contributed to the growth in the reserve ratio from between 1.15 percent and 1.35 percent, to be applied when the reserve ratio is at or above 1.38 percent.

The FDIC may further increase FirstBank’s premiums or impose additional assessments or prepayment requirements in the future. The Dodd-Frank Act removed the statutory cap for the reserve ratio, leaving the FDIC free to set this cap going forward.

Our businesses may be adversely affected by litigation.

From time to time, our customers, or the government on their behalf, makes claims and take legal action relating to our performance of fiduciary or contractual responsibilities. We have also faced employment lawsuits and other legal claims. In any such future claims or actions, demands for substantial monetary damages may be asserted against us, resulting in financial liability or an adverse effect on our reputation among investors or on customer demand for our products and services. We may be unable to accurately estimate our exposure to litigation risk when we record balance sheet reserves for probable loss contingencies. As a result, reserves we establish to cover any settlements or judgements may not be sufficient to cover our actual financial exposure, which has occurred in the past and may again occur, resulting in a material adverse impact on our consolidated results of operations or financial condition.

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

Our financial statements are subject to the application of U.S. Generally Accepted Accounting Principles (“GAAP”), which are periodically revised and expanded. Accordingly, from time to time, we are required to adopt new or revised accounting standards issued by the Financial Accounting Standards Board (“FASB”). The FASB has issued several financial accounting and reporting standards that will govern key aspects of the Corporation’s financial statements or interpretations thereof when those standards become effective, including those areas where the Corporation is required to make assumptions or estimates. For example, the FASB’s new accounting standard on credit losses, which will become effective for the Corporation on January 1, 2020, will require earlier recognition of credit losses on financial assets. The new accounting model requires that lifetime “expected credit losses” of financial assets not recorded at fair value through net income, such as loans and held-to-maturity securities, be recorded at inception of the financial asset, replacing the multiple existing impairment models under GAAP which generally require that a loss be “incurred” before it is recognized. Accordingly, the new accounting model presents operational challenges and will require the Corporation to change how it makes assumptions and estimates on loan and lease losses as well as other financial assets. For additional information on this and other accounting standards, see Note 1, “Nature of Business and Summary of Significant Accounting Policies” to the consolidated financial statements included in Item 8 of this Form 10-K.

Other changes to financial accounting or reporting standards or interpretations, whether promulgated or required by the FASB or other regulators, could also present operational challenges and could require the Corporation to change certain of the assumptions or estimates it previously used in preparing its financial statements, which could negatively impact how it records and reports its financial condition and results of operations generally and/or with respect to particular businesses. For additional information on the key areas for which assumption and estimates are used in preparing the Corporation’s financial statements, see Note 1, “Nature of Business and Summary of Significant Accounting Policies” of the consolidated financial statements included in Item 8 of this Form 10-K.

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

     The goodwill impairment evaluation process requires us to make estimates and assumptions with regards to the fair value of our reporting units. Actual values may differ significantly from these estimates. Such differences could result in future impairment of goodwill that would, in turn, negatively impact our results of operations and the reporting unit to which the goodwill relates. We conducted our most recent evaluation of goodwill during the fourth quarter of 2018.

     If we are required to record a charge to earnings in our consolidated financial statements because we identify an impairment of goodwill or amortizable intangible assets, our results of operations could be adversely affected.

Recognition of deferred tax assets is dependent upon the generation of future taxable income by the Bank.

As of December 31, 2018, the Corporation had a deferred tax asset of $319.9 million (net of a valuation allowance of $100.7 million, including a valuation allowance of $68.1 million against the deferred tax assets of the Corporation’s banking subsidiary FirstBank). Under Puerto Rico law, the Corporation and its subsidiaries, including FirstBank, are treated as separate taxable entities and are not entitled to file consolidated tax returns.  Accordingly, to obtain a tax benefit from NOLs, a particular subsidiary must be able to demonstrate sufficient taxable income.  Nonetheless, the 2011 PR Code allows entities organized as limited liability companies to perform an election to become a non-taxable “pass-through” entity and utilize losses to offset income from other “pass-through” entities, subject to certain limitations, with the remaining net income passing-through to its partner entities. To obtain the full benefit of the applicable deferred tax asset attributable to NOLs, FirstBank and its pass-through entities must have sufficient taxable income within the applicable carry forward period. Pursuant to the 2011 PR Code, the carryforward period for NOLs incurred during taxable years that commenced after December 31, 2004 and ended before January 1, 2013 is 12 years; for NOLs incurred during taxable years commencing after December 31, 2012 the carryover period is 10 years. Accounting for income taxes requires that companies assess whether a valuation allowance should be recorded against their deferred tax asset based on an assessment of the amount of the deferred tax asset that is more likely than not to be realized.

Although the Corporation recognized a partial reverse of its valuation allowance related to its deferred tax assets based on a conclusion that, as of December 31, 2018, it is more likely than not that FirstBank will generate sufficient taxable income withn the applicable NOL carry-forward periods to realize a significant portion of its deferred tax assets, thereby reducing the Corporation’s valuation allowance to $100.7 million as of December 31, 2018 from $191.2 million as of December 31, 2017, due to significant estimates utilized in determining the valuation allowance and the potential for changes in facts and circumstances, it is reasonably possible that, in the future, the Corporation will not be able to reverse the remaining valuation allowance or that the Corporation will need to increase its current deferred tax asset valuation allowance.

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

On December 22, 2017, the United States president signed H.R.1, approved by Congress, including an overhaul of individual, business and international taxes, which impacts corporations doing business in the U.S. and the USVI (the “US Tax Reform”), but not in Puerto Rico. The US Tax Reform requires new computations to be performed that were not previously required in U.S. tax law and judgment is required in the interpretation of the provisions of the US Tax Reform.  Some international provisions of the US Tax Reform, such as the GILTI tax, could also result in the relocation of U.S. Controlled Foreign Corporations (“CFC”) doing business in Puerto Rico, which could have a significant impact on the economy of Puerto Rico and consequently on the operations of the Corporation. Also, the US Tax Reform could trigger changes in tax law or increase taxes in the USVI jurisdiction in order to offset the effects of the reduction in income tax rate in the USVI.

On December 10, 2018, the Governor of Puerto Rico signed into Law the Act 257 to amend some of the provisions of the 2011PR Code, as amended.  Act 257 introduces various changes to the current income tax regime in the case of individuals and corporations, and the sales and use taxes that were effective January 1, 2019, including, among others, (i) a reduction in the Puerto Rico corporate tax rate from 39% to 37.5%; (ii) an increase in the net operating and capital losses usage limitation from 80% to 90%; (iii) amendments to the provisions related to “pass-through” entities that provide that corporations that own 50% or more of a partnership will not be able to claim a current or carryover non partnership NOL deduction against a partnership distributable share; and (iv) other limitations on certain deductions, such as meals and entertainment deductions.  In the fourth quarter of 2018, the Corporation recorded a one-time charge of $9.9 million related to the remeasurement of deferred tax assets resulting from the aforementioned reduction in the corporate tax rates (net of the $5.6 million related impact in the valuation allowance).

Changes in Puerto Rico, the U.S. or other jurisdiction’s applicable tax laws or tax authorities’ new interpretations, could result in increases in our overall taxes and the Corporation’s financial condition or results of operations may be adversely impacted.

Our ability to use our net operating loss (NOL) carryforwards may be limited.

The Corporation has Puerto Rico, U.S. and USVI sourced NOLs carryforwards. Section 382 of the U.S. Internal Revenue Code (“Section 382”) and Section 1034.04(u) of the 2011 PR Code (“Section 1034.04(u)”), which is significantly similar to Section 382, limit the ability to utilize U.S., USVI and Puerto Rico NOLs, respectively, at such jurisdictions following an event of an ownership change.  Generally, an ownership change occurs when certain shareholders increase their aggregate ownership by more than 50 percentage points over their lowest ownership percentage over a three-year testing period. However, Puerto Rico Section 1034.04(u) has an exemption (“the Capital Raise Exemption”), which allows a change in control to be exempt from Section 1034.04(u) if the purpose of the issuance is to raise capital for the operations of the entity, and immediately after the issuance, and for no less than five years, the entity’s shares are marketed in one or more recognized stock exchanges. Upon the occurrence of a Section 382 or Section 1034.04(u) ownership change, the use of NOLs attributable to the period prior to the ownership change is subject to limitations and only a portion of the U.S., USVI and Puerto Rico NOLs, as applicable, may be used by the Corporation to offset the annual U.S., USVI and Puerto Rico taxable income, if any. During 2017, the Corporation completed a formal ownership change analysis within the meaning of Section 382 covering a comprehensive period, and concluded that an ownership change, for U.S. and USVI purposes only, occurred during the period evaluated. The Section 382 limitation resulted in higher U.S. liabilities than we would have incurred in the absence of such limitation.

Furthermore, it is possible that the utilization of our Puerto Rico, U.S. and USVI NOLs could be further limited due to future changes in our stock ownership, as a result of either sales of our outstanding shares or issuances of new shares that could separately or cumulatively trigger an ownership change and, consequently, a Section 1034.04(u) or Section 382 limitation. Any Section 1034.04(u) limitation for Puerto Rico resulting from any such future stock ownership changes could result in material adjustments to our deferred tax assets, earnings and cash flows.  Any further Section 382 limitations may result in greater U.S. and USVI tax liabilities than we would incur in the absence of such a limitation and any increased liabilities could adversely affect our earnings and cash flow. We may be able to mitigate the adverse effects associated with a Section 382 limitation in the U.S. and USVI to the extent that we could credit any resulting additional U.S. and USVI tax liability against our tax liability in Puerto Rico.  However, our ability to credit U.S. and USVI taxes against Puerto Rico taxes is subject to limitations and will depend on our tax profile and other factors at each annual taxable period.

We must respond to rapid technological changes, and these changes may be more difficult or expensive than anticipated.

    If competitors introduce new products and services embodying new technologies, or if new industry standards and practices emerge, our existing product and service offerings, technology and systems may become obsolete. Furthermore, if we fail to adopt or develop new technologies or to adapt our products and services to emerging industry standards, we may lose current and future customers, which could have a material adverse effect on our business, financial condition and results of operations. The financial services industry is changing rapidly and, in order to remain competitive, we must continue to enhance and improve the functionality and features of our products, services and technologies. These changes may be more difficult or expensive than we anticipate.

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

 The actual rates of delinquencies, foreclosures and losses on loans have been higher during the economic slowdown in the United States in the late 2000s and early 2010s and in Puerto Rico since 2006. Rising unemployment, volatile interest rates and declines in housing prices have had a negative effect on the ability of borrowers to repay their mortgage loans. Any sustained period of increased delinquencies, foreclosures or losses could continue to adversely affect our ability to sell loans, the prices we receive for loans, the values of mortgage loans held for sale or residual interests in securitizations, which could continue to adversely affect our financial condition and results of operations. In addition, any additional material decline in real estate values would further weaken the loan-to-value ratios and increase the possibility of loss if a borrower defaults. In such event, we will be subject to the risk of loss on such real estate arising from borrower defaults to the extent not covered by third-party credit enhancement.

The Corporation’s credit quality and the value of our portfolio of Puerto Rico government securities has been and in the future may be adversely affected by Puerto Rico’s economic condition, and may be affected by actions taken by the Puerto Rico government or the PROMESA oversight board to address the ongoing fiscal and economic challenges in Puerto Rico.

A significant portion of our financial activities and credit exposure is concentrated in the Commonwealth of Puerto Rico, which has been in an economic recession since 2006 that has been exacerbated by the effects of Hurricanes Irma and Maria in 2017.  The New Fiscal Plan approved by the PROMESA oversight board, projects a contraction in Puerto Rico’s gross national product of 8.0% for fiscal year 2018, followed by projected growths of 7.9% and 5.5% for fiscal years 2019 and 2020, respectively. Such projected growth was based on an assumption that over $82 billion of disaster relief funding will enter the economy of Puerto Rico from federal and private sources. Of the total disaster relief funding of $82 billion, estimated amounts of approximately $66 billion are to be used for public assistance, $3 billion for individual assistance, $8 billion for private and business insurance pay outs, and $5 billion is related to other federal funding. On July 30, 2018, HUD approved a $1.5 billion disaster recovery plan submitted by the Puerto Rico government that primarily focuses on the restoration of damaged and destroyed homes, businesses and infrastructure.  The disaster recovery action plan includes the following activities: (i) housing ($1 billion) – for rebuilding and repairs of damaged properties, rental assistance, and appliances; (ii) economic revitalization ($145 million) – for eligible businesses to help-revitalize the post-disaster economy, including through grants; and (iii) infrastructure ($100 million) – for repairs of the damaged infrastructure in Puerto Rico. In February 2019, the Puerto Rico governor announced that HUD authorized the disbursement and use of funds approved through the aforementioned disaster recovery plan.

The EDB-EAI in November 2018 was 120.3, close to pre-hurricane levels of 122.1 in August 2017, and a 21.5% growth compared to post-hurricane levels of 99.0 in November 2017, mainly related to interruption of the electric energy system in 2017 due to hurricanes Irma and Maria. The EDB-EAI is a coincident index of economic activity for Puerto Rico made up of four indicators (non-farm payroll employment, electric power generation, cement sales and gasoline consumption). The cement sales for November 2018 totaled 1.2 million of 94-pound bags, an increase of 6.3% over the prior month, and an annual increase of 64.3%. Estimated gasoline consumption in November 2018 was 78.1 million gallons, a 2.8% decrease when compared with October 2018, and a decrease of 6.7% compared to the same period in 2017.  Electric power generation for November 2018 totaled 1,532.5 million kilowatt-hours, an increase of 3.3% over the prior month, and an annual increase of 94.7% compared with the same period in 2017. The revised version of the New Fiscal Plan projects that the hurricanes will create a spike in inflation of 1.6% in fiscal year 2018, with subsequent average increases of about 1.49% over the next six years, until fiscal year 2023.  The seasonally adjusted unemployment rate in Puerto Rico was 8.3% in December 2018, compared to 11.0% in December 2017.  The Puerto Rico labor force participation rate was 40.8% as of December 2018.  The average of the labor force participation rate in Puerto Rico was 45.05% from 1990 until 2017, reaching an all-time high of 49.80% in February of 2007 and a record low of 38.6% in October of 2017.  Based on information published by the Puerto Rico government, the labor force estimate was 1.1 million people as of December 2018, a reduction of 1.4% when compared with December 2017.

The New Fiscal Plan reflects a 5.5% decline in population by fiscal year 2023.  In addition, the revised New Fiscal Plan established an annual emergency reserve of $130 million for 10 years. As mentioned above, it also assumes $82 billion in disaster relief funding and projects that a $30 billion surplus will be generated through fiscal year 2033. The New Fiscal Plan includes a series of structural reforms in areas, such as: (i) human capital and labor; (ii) ease of doing business; (iii) power sector reform; and (iv) infrastructure reform.  The New Fiscal Plan also proposes fiscal measures projected to drive $12.4 billion in increased revenues and reduced expenditures through fiscal year 2023 and projects that structural reforms will drive a cumulative 1.21% increase in growth by Fiscal year 2058.

Based on information published by the Puerto Rico Treasury, the net revenues of the Puerto Rico government’s General Fund in November 2018 totaled $556.9 million, which was $16.8 million less than in November 2017, and $25.5 million over projections in the New Fiscal Plan.  The net revenue to the General Fund for the first five months of the fiscal year ending June 30, 2019 totaled $3,540.2 million, an increase of $611.8 million, compared with the same period of the previous fiscal year.

On February 4, 2019, the U.S. District Judge Laura Taylor Swain, approved the COFINA plan, a restructuring agreement for bondholders of debt issued by the Puerto Rico Sales Tax Financing Corporation (“COFINA,” by its Spanish acronym). The COFINA plan restructures $18.0 billion of COFINA debt, which represents 24% of Puerto Rico’s funded debt. In addition, the COFINA plan, reduced the annual cash flow to COFINA from a maximum of $1.8 billion to $992 million and provides to the Government of Puerto Rico an average annual savings of $425 million for the next 40 years.

As of December 31, 2018, the Corporation had $214.6 million of direct exposure to the Puerto Rico government, its municipalities and public corporations, compared to $214.5 million as of December 31, 2017. As of December 31, 2018, approximately $191.9 million of the exposure consisted of loans and obligations of municipalities in Puerto Rico that are supported by assigned property tax revenues and for which, in most cases, the good faith, credit and unlimited taxing power of the applicable municipality have been pledged to their repayment, compared to $184.6 million as of December 31, 2017.  Approximately 75% of the Corporation’s municipality exposure consisted primarily of senior priority obligations concentrated in three of the largest municipalities in Puerto Rico. These municipalities are required by law to levy special property taxes in such amounts as are required for the payment of all of their respective general obligation bonds and notes. The PROMESA oversight board has not designated any of the Commonwealth’s 78 municipalities as covered entities under PROMESA.  However, while the New Fiscal Plan certified by the PROMESA oversight board did not contemplate a restructuring of the debt of Puerto Rico’s municipalities, the plan did call for the gradual elimination of budgetary subsidies provided to municipalities. Furthermore, municipalities are also likely to be affected by the negative economic and other effects resulting from expense, revenue or cash management measures taken to address the Puerto Rico government’s fiscal and liquidity shortfalls, as well as measures included in fiscal plans of other government entities.  In addition to municipalities, the total direct exposure also included a $14.5 million loan to an affiliate of PREPA and obligations of the Puerto Rico government, specifically bonds of the Puerto Rico Housing Finance Authority, at an amortized cost of $8.2 million as part of its available-for-sale investment securities portfolio (fair value of $7.0 million as of December 31, 2018).

In addition, as of December 31, 2018, the Corporation had $112.1 million in exposure to residential mortgage loans that are guaranteed by the Puerto Rico Housing Finance Authority. Residential mortgage loans guaranteed by the Puerto Rico Housing Finance Authority are secured by the underlying properties and the guarantees serve to cover shortfalls in collateral in the event of a borrower default. The Puerto Rico government guarantees up to $75 million of the principal under the mortgage loan insurance program. According to the most recently-released audited financial statements of the Puerto Rico Housing Finance Authority, as of June 30, 2016, the Puerto Rico Housing Finance Authority’s mortgage loans insurance program covered loans in an aggregate of approximately $576 million. The regulations adopted by the Puerto Rico Housing Finance Authority require the establishment of adequate reserves to guarantee the solvency of the mortgage loan insurance fund. As of June 30, 2016, the most recent date as to which information is available, the Puerto Rico Housing Finance Authority had a restricted net position for such purposes of approximately $77.4 million.

As of December 31, 2018, the Corporation had $677.3 million of public sector deposits in Puerto Rico, compared to $490.3 million as of December 31, 2017. Approximately 34% is from municipalities and municipal agencies in Puerto Rico and 66% is from public corporations and the central government and agencies in Puerto Rico.

Future deterioration in economic activity and the potential impact on asset values resulting from the hurricanes, when added to Puerto Rico’s ongoing fiscal crisis and recession, could materially adversely affect our business, financial condition, liquidity, results of operations and capital position.

Continuation of the economic slowdown and decline in the U.S. Virgin Islands could continue to harm our results of operations.

The fiscal health of the government of the USVI over the past 10 years has shown signs of deterioration evidenced by persistent budgetary deficits and projected future revenue shortfalls. In September 15, 2016, the government of the USVI developed a five-year financial plan, designed to return the general fund to fiscal stability. The fiscal stabilization plan included a number of revenue enhancement initiatives as well as reductions to government operating expenses. Many of the USVI government’s revenue enhancement initiatives are subject to legislative approval and are in the form of tax increases that could potentially have an adverse effect on the economy. The fiscal stabilization plan is also predicated on access of the government to the financial markets in order to issue deficit financing to cover the operating deficits incurred in 2017 and 2018.

The passage of hurricanes Irma and Maria through the region caused significant damage to the USVI’s core infrastructure, including housing, electricity and the government’s ability to provide certain essential services. Since the hurricanes, most schools have reopened, energy and water consumers have service, street light fixtures have been repaired or replaced, and tourism has been recovering. Considering the aforementioned challenges, the government has decided to amend the five-year financial plan in order to create new revenues, reduce public spending, and create a fair salary payment system for public employees.  Further declines in the economic activity of this region could result in further adverse effects on our profitability and credit quality.

To the extent that the fiscal condition of the USVI government continues to deteriorate, the U.S. Congress or the government of the USVI may enact legislation allowing for the restructuring of the financial obligations of the USVI government entities or imposing a stay on creditor remedies, including by making PROMESA applicable to the USVI.

As of December 31, 2018, the Corporation had total exposure to the USVI government and its instrumentalities of $55.8 million, approximately $32.6 million was owed by public corporations of the USVI and $23.2 million was owed by an independent instrumentality of the USVI government. All loans are currently performing and up to date on principal and interest payments.

Difficult market conditions have affected the financial industry and may adversely affect us in the future.

Given that most of our business is in Puerto Rico and the United States and given the degree of interrelation between Puerto Rico’s economy and that of the United States, we are exposed to downturns in the U.S. economy, including factors such as unemployment and underemployment levels in the United States and real estate valuations. The deterioration of these conditions adversely affected us in the past and, in the future, could adversely affect the credit performance of mortgage loans, credit default swaps and other derivatives, and result in significant write-downs of asset values by financial institutions, including government-sponsored entities as well as major commercial banks and investment banks.

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

•          The models used to estimate losses inherent in the credit exposure, particularly those under the new credit loss accounting model with which we must comply beginning in 2020, require difficult, subjective, and complex judgments, including forecasts of economic conditions and how these economic predictions might impair the ability of the borrowers to repay their loans, which may no longer be capable of accurate estimation and which may, in turn, impact the reliability of the models.

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

•          Expected future regulation of our industry may increase our compliance costs and limit our ability to pursue business opportunities.

•          There may be downward pressure on our stock price.

     Any future deterioration of economic conditions in the U.S. and disruptions in the financial markets could adversely affect our ability to access capital, our business, financial condition and results of operations.

The failure of other financial institutions could adversely affect us.

      Our ability to engage in routine funding transactions could be adversely affected by future failures of financial institutions and the actions and commercial soundness of other financial institutions. Financial institutions are interrelated as a result of trading, clearing, counterparty and other relationships. We have exposure to different industries and counterparties and routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, investment companies and other institutional clients. In certain of these transactions, we are required to post collateral to secure the obligations to the counterparties. In the event of a bankruptcy or insolvency proceeding involving one of such counterparties, we may experience delays in recovering the assets posted as collateral, or we may incur a loss to the extent that the counterparty was holding collateral in excess of the obligation to such counterparty or under other circumstances, such as the loss in 2013 of our assets that we pledged to Lehman Brothers, Inc.

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

We and our subsidiaries are subject to extensive regulation by multiple regulatory bodies. These regulations may affect the manner and terms of delivery of our services. If we do not comply with governmental regulations, we may be subject to fines, penalties, lawsuits or material restrictions on our businesses in the jurisdiction where the violation occurred, which may adversely affect our business operations. Changes in these regulations can significantly affect the services that we are asked to provide as well as our costs of compliance with such regulations. In addition, adverse publicity and damage to our reputation arising from the failure or perceived failure to comply with legal, regulatory or contractual requirements could adversely affect our ability to attract and retain customers.

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

    These programs have subjected financial institutions to additional restrictions, oversight and costs. In addition, new proposals for legislation are periodically introduced in the U.S. Congress that could further substantially increase regulation of the financial services industry, impose restrictions on the operations and general ability of firms within the industry to conduct business consistent with historical practices, including in the areas of interest rates, financial product offerings and disclosures, and have an effect on bankruptcy proceedings with respect to residential real estate mortgages, among other things. Federal and state regulatory agencies also frequently adopt changes to their regulations or change the manner in which existing regulations are applied.

Regulatory uncertainty caused by financial deregulation measures proposed by the Trump administration and members of the U.S. Congress may increase competition in certain of our investment strategies and adversely affect our business, financial condition and results of operations.

     The Trump administration’s short-term legislative agenda includes certain deregulatory measures for the U.S. financial services industry, including changes to the Volcker Rule, the U.S. Risk Retention Rules, the Basel III capital requirements, the U.S. Treasury’s Financial Stability Oversight Council’s (the “FSOC’s”) authority and other aspects of the Dodd-Frank Act.  On February 3, 2017, President Trump signed an executive order calling for the administration to review U.S. financial laws and regulations in order to determine their consistency with a set of core principles identified in the order.  Limited scope financial services legislation enacted into law in May 2018 made some changes to the Dodd-Frank Act and other banking laws that were deregulatory in nature, but overall did not have a material impact on banking organizations with the Corporation’s business and risk profile.

     The 116th Congress, with House of Representatives control passing to the Democratic party, has now been sworn in.  In turn, whether additional financial services legislation will be enacted in the current session of Congress or signed by the president remains unclear.   In the absence of legislative change, the Trump administration may seek to influence the substance of regulatory supervision through, among other things, the appointment of individuals to the Federal Reserve Board, the FDIC and the CFPB.  The administration nominated, and the Senate confirmed, Jerome Powell as Chair of the Federal Reserve Board, and Randal Quarles as a Governor and new Vice Chairman for Supervision.  Further, President Trump is expected to nominate persons to fill other of the Federal Reserve Board’s seven seats.  In turn, the appointment of new Federal Reserve Board members may increase the likelihood that the Federal Reserve Board will modify the capital and liquidity requirements for U.S. banking organizations to levels that are more stringent than those that have been agreed upon at the international level, including the Basel Committee on Banking Supervision’s Basel III framework.  The Trump administration nominated, and the Senate confirmed, Jelena McWilliams, a former Senate Banking Committee senior staff member and banking industry executive, as Chair of the FDIC.

In addition, the Trump administration nominated, and the Senate confirmed, Kathy Kraninger, a former senior official at the Office of Management and Budget, as the new permanent director of the CFPB. Mick Mulvaney, director of the Office of Management and Budget, who, prior to Ms. Kraninger’s appointment, was acting Director of the CFPB, took actions as acting Director that were largely consistent with the announced deregulatory agenda of the Trump administration and Ms. Kraninger may elect to continue pursuing that agenda.  The impact of these and other future actions on the CFPB’s regulatory and enforcement activities as they affect FirstBank, however, cannot be predicted with any certainty at this time.

   Measures focused on deregulation of the U.S. financial services industry may have the effect of increasing competition for our credit-focused businesses or otherwise reducing investment opportunities.  Increased competition from banks and other financial institutions in the credit markets could have the effect of reducing credit spreads, which may adversely affect the revenues of our credit and other businesses, whose strategies include the provision of credit to borrowers.

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

As of December 31, 2018, the Corporation had $178.6 million in trust-preferred securities that are now subject to the full phase-out from Tier 1 capital under the final regulatory capital rules discussed above.

    Although First BanCorp. and FirstBank were able to meet general well-capitalized capital ratios upon implementation of the requirements, and we expect both companies will continue to exceed the minimum risk-based and leverage capital ratio requirements for well-capitalized status under the new capital rules, we may not remain at such levels.

Additional regulatory proposals and legislation, if finally adopted, could change banking laws and our operating environment and that of our subsidiaries in substantial and unpredictable ways.  The ultimate effect that such legislation, if enacted, or regulations would have on our financial condition or results of operations may be adverse.

We are subject to regulatory capital adequacy guidelines, and, if we fail to meet these guidelines, our business and financial condition will be adversely affected.

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

RISKS RELATING TO AN INVESTMENT IN THE CORPORATION’S COMMON AND PREFERRED STOCK

Issuance of additional equity securities in the public markets and other capital management or business strategies that we may pursue could depress the market price of our common stock and could result in dilution of the interest of holders of our common stock.

Generally, we are not restricted from issuing additional equity securities, including common stock.  We may choose to sell additional equity securities, or we could be required in the future to identify, consider and pursue additional capital management strategies to bolster our capital position. We may issue equity securities (including convertible securities, preferred securities, and options and warrants on our common or preferred stock securities) in the future for a number of reasons, including to finance our operations and business strategy, such as to make acquisitions, adjust our leverage ratio, address regulatory capital concerns, or restructure currently outstanding debt or equity securities. Future issuances of our equity securities, including common stock, in any transaction that we may pursue may dilute the interests of our existing holders of our common stock and preferred stock and cause the market price of our common stock to decline.

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

    The Corporation’s ability to declare and pay dividends is dependent on certain Federal regulatory considerations, including the guidelines of the Federal Reserve Board regarding capital adequacy and the approval of the Federal Reserve Board to declare or pay dividends and receive dividends from the Bank to fund any such dividend payments. The Corporation did not pay any dividends on its common stock between July 2009 and December 2018, after the Corporation’s Board determined to suspend the payment of dividends on its common stock based on its assessment of the financial results for the quarter ended June 30, 2009 and applicable Federal Reserve Board guidance.  On November 14, 2018, for the first time since July 2009, the Corporation’s Board of Directors, after receiving regulatory approval, declared a quarterly cash dividend of $0.03 per common share that was paid on December 14, 2018 to common stockholders of record on November 30, 2018. Total cash dividends paid on shares of common stock amounted to $6.5 million for 2018. In addition, since the fourth quarter of 2016, following receipt of the requisite regulatory approval, the Corporation has paid monthly cash dividends on its outstanding shares of Series A through E Noncumulative Perpetual Monthly Income Preferred Stock. The Corporation has to date received approval to pay the monthly dividends on the Corporation’s Series A through E Preferred Stock and quarterly dividends on common stock through December 2019, subject to conditions established in the agreement with regulators. Thereafter, the Corporation intends to continue to request the Federal Reserve’s approval to continue to pay the monthly dividends on its Series A through E Preferred Stock and quarterly dividends on its common stock.

    If the Corporation does not pay dividends in full for eighteen monthly dividend periods (whether consecutive or not), the holders of the Series A through E Preferred Stock as to which dividends have not been paid for eighteen-months, acting as a single class, will be entitled to appoint two additional members to our Board of Directors. Any member of the Board of Directors appointed by the holders of Series A through E Preferred Stock is required to vacate his or her office if the Corporation resumes the payment of dividends in full for twelve consecutive monthly dividend periods.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of February 15, 2019, First BanCorp. owned the following three main offices located in Puerto Rico:

-           Headquarters – Located at First Federal Building, 1519 Ponce de León Avenue, Santurce, Puerto Rico, a 16-story office building. Approximately 51% of the building, an underground three level parking garage and an adjacent parking lot are owned by the Corporation.

-           Service Center – a building located on 1130 Muñoz Rivera Avenue, Hato Rey, Puerto Rico. These facilities accommodate branch operations, data processing and administrative and certain headquarter offices. The building houses 180,000 square feet of modern facilities, over 1,000 employees from operations, the FirstBank Insurance Agency headquarters and the customer service department. In addition, it has parking for 750 vehicles and 9 training rooms, including classrooms for training tellers and a computer room for interactive trainings, as well as a spacious cafeteria for employees and customers.

-           Consumer Lending Center – A three-story building with a three-level parking garage located at 876 Muñoz Rivera Avenue, Hato Rey, Puerto Rico. This facility is fully occupied by the Corporation.

The Corporation owns 20 branch and office premises and parking lots and leases 79 branch premises, loan and office centers and other facilities. In certain situations, financial services such as mortgage and insurance businesses and commercial banking services are located in the same building.  All of these premises are located in Puerto Rico, Florida and the USVI and the BVI. Management believes that the Corporation’s properties are well maintained and are suitable for the Corporation’s business as presently conducted.

 Item 3. Legal Proceedings

Reference is made to Note 32, “Regulatory Matters, Commitments and Contingencies,” included in the Notes to consolidated financial statements in Item 8 of this Report, which is incorporated herein by reference.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Information about Market and Holders

The Corporation’s common stock is traded on the NYSE under the symbol FBP. On February 15, 2019, there were 378 holders of record of the Corporation’s common stock, not including beneficial owners whose shares are held in the name of brokers or other nominees. The last sales price for the common stock on that date was $11.15.

On November 14, 2018, for the first time since July 2009, the Corporation’s Board of Directors, after receiving regulatory approval, declared a quarterly cash dividend of $0.03 per common share that was paid on December 14, 2018 to common stockholders of record at the close of business on November 30, 2018. The Corporation received approval to pay a common stock dividend through December 2019, subject to conditions established in the agreement with regulators. In addition, since December 2016, the Corporation has been making monthly dividend payments on the non-cumulative perpetual monthly income preferred stock which, along with common stock dividend payments, were suspended during the third quarter of 2009. The common stock ranks junior to all series of preferred stock as to dividend rights and as to rights on liquidation, dissolution or winding up of the Corporation.

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

On December 5, 2016, funds affiliated with Thomas H. Lee Partners, L.P. (“THL”) and funds managed by Oaktree Capital Management, L.P. (“Oaktree”) completed a secondary offering of the Corporation’s common stock. THL and Oaktree sold an aggregate of 18 million shares (9 million shares each) of common stock at a price of $5.60 per share. In addition, the underwriters exercised their option to purchase an additional 2.7 million shares of common stock from the selling stockholders. Also, on February 7, 2017, THL and Oaktree participated in a second secondary offering in which they sold an additional aggregate amount of 20 million shares (10 million shares each) of common stock at a price of $6.36 per share. Subsequently, the underwriters exercised their option to purchase an additional 3 million shares of common stock from the selling stockholders. Furthermore, on August 3, 2017, THL and Oaktree participated in a third secondary offering of the Corporation’s common stock in which they sold an aggregate of 20 million shares (10 million shares each) of common stock at a price of $5.70 per share. The Corporation did not receive any proceeds from these offering.

Based on information solely derived from statements filed with the SEC pursuant to Section 13(d), 13(g) or 16 (a) of the Exchange Act, as of December 31, 2018 each of THL and Oaktree owned less than 5% of the Corporation’s outstanding common stock.

Effective April 1, 2013, the Corporation’s Board of Directors determined to increase the salary amounts paid to certain executive officers, primarily by paying the increased salary amounts in the form of shares of the Corporation’s common stock issued under the Omnibus Plan, instead of cash. During 2018, the Corporation issued 268,709 shares of common stock (as compared to 582,193 shares during 2017) with a weighted average market value of $6.51 (as compared to a weighted average market value of $5.64 during 2017) as salary stock compensation. The Corporation withheld 96,377 shares from the common stock paid to the officers as additional compensation to cover employee payroll and income tax withholding liabilities in 2018 (2017 – 195,789 shares); these shares are held as treasury shares. Effective July 1, 2018, the payment of additional salary amounts in the form of stock was eliminated in accordance with a revised executive compensation program.

In 2018, the Corporation granted 407,886 shares of restricted stock to certain executive officers, other employees, and independent directors (2017 – 1,099,756 shares).  In connection with the vesting of restricted stock in 2018, the Corporation withheld 337,689 shares of restricted stock (2017 – 243,102 shares) to cover employee payroll and income tax withholding liabilities; these shares are also held as treasury shares.

As of December 31, 2018 and December 31, 2017, the Corporation had 4,554,369 and 4,104,303 shares held as treasury stock, respectively.

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

Dividends

 The Corporation had a policy of paying quarterly cash dividends on its outstanding shares of common stock subject to its earnings and financial condition until June 2009. On November 14, 2018, for the first time since June 2009, the Corporation’s Board of Directors, after receiving regulatory approval, declared a quarterly cash dividend of $0.03 per common share which was paid on December 14, 2018, to common stockholders of record at the close of business on November 30, 2018. The Corporation received approval to pay this dividend through December 2019, subject to conditions established in the agreement with regulators. In addition, for the first time since July 2009, following the requisite regulatory approval, on December 8, 2016, the Corporation announced the declaration of a cash dividend on its outstanding shares of Series A through E Noncumulative Perpetual Monthly Income Preferred Stock for the month of December 2016. Since then, the Corporation has continued to pay monthly dividend payments on the non-cumulative perpetual monthly income preferred stock. The Corporation has received regulatory approval to pay the monthly dividends on the Corporation’s Series A through E Preferred Stock through December 2019, subject to conditions established in the agreement with regulators. See the discussion under “Dividend Restrictions” under Item 1 for additional information concerning restrictions on the payment of dividends that apply to the Corporation and FirstBank.

On October 3, 2017, the Federal Reserve Board terminated the Written Agreement entered into on June 3, 2010 by the Corporation and the Federal Reserve Board. However, the Corporation has agreed with its regulators to continue to obtain approval before paying dividends, receiving dividends from the Bank, making payments on subordinated debt or trust preferred securities, incurring or guaranteeing debt or purchasing or redeeming any corporate stock.

The 2011 PR Code, as amended, requires the withholding of income taxes from dividend income sourced within Puerto Rico to be received by any individual, resident of Puerto Rico or not, trusts and estates and by non-resident custodians, partnerships, and corporations.

Residents of Puerto Rico

A special tax of 15% withheld at source is imposed, in lieu of a regular tax, on any eligible dividends paid to individuals, trusts, and estates. Eligible dividends include dividends paid by a domestic Puerto Rico corporation. However, the taxpayer can perform an election to be excluded from the 15% special tax and be taxed at regular rates. Once this election is made it is irrevocable. The election allows the taxpayer to include in ordinary income the eligible dividends received and take a credit for the amount of tax withheld in excess, if any.

Nonresident U.S. Citizens

Dividends paid to a U.S. citizen who is not a resident of Puerto Rico will be subject to a 15% income tax.  Nonresident U.S. citizens have the right to partial or total exemptions when a Withholding Tax Exemption Certificate (PR Treasury Department Form AS 2732) is properly completed and filed with the Corporation. The Corporation, as withholding agent, is authorized to withhold a tax of 15% only from the excess of the income paid over the applicable tax-exempt amount.

Nonresident individuals that are non US citizens

Dividends paid to any individual who is not a citizen of the United States and who is not a resident of Puerto Rico will generally be subject to a 15% Puerto Rico income tax which will be withheld at source.

Foreign Corporations and Partnerships

Corporations and partnerships not organized under Puerto Rico laws that have not engaged in a trade or business in Puerto Rico during the taxable year in which the dividend, if any, is paid are subject to the 10% dividend tax withholding. Corporations or partnerships not organized under the laws of Puerto Rico that have engaged in a trade or business in Puerto Rico are not subject to the 10% withholding, but they must declare any dividend as ordinary income on their Puerto Rico income tax return.

Securities authorized for issuance under equity compensation plans

The following table summarizes equity compensation plans approved by security holders and equity compensation plans that were not approved by security holders as of December 31, 2018:

			(c)
	(a)	(b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	Number of Securities to be Issued Upon Exercise of Outstanding Options, warrants and rights	Weighted Average Exercise Price of Outstanding Options, warrants and rights
Plan category

Equity compensation plans, approved by stockholders	-	$-	6,897,855 (1)
Equity compensation plans
not approved by stockholders	N/A	N/A	N/A
Total	-	$-	6,897,855

(1) Securities available for future issuance under the First BanCorp. 2008 Omnibus Incentive Plan (the "Omnibus Plan"), which was initially approved by stockholders on April 29, 2008. Most recently, on May 24, 2016, the Omnibus Plan was amended to, among other things, increase the number of shares of common stock reserved for issuance under the Omnibus Plan, to extend the term of the Omnibus Plan to May 24, 2026 and to re-approve the material terms of the performance goals under the Omnibus Plan for purpose of the then effective Section 162(m) of the U.S. Internal Revenue Code of 1986, as amended. The Omnibus Plan provides for equity-based compensation incentives through the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, and other stock-based awards. As amended, this plan provides for the issuance of up to 14,169,807 shares of common stock, subject to adjustments for stock splits, reorganization and other similar events. As of December 31, 2018, 6,897,855 shares of Common Stock were available for future issuance under the Omnibus Plan.

Purchase of equity securities by the issuer and affiliated purchasers

The following table provides information relating to the Corporation's purchases of shares of its common stock in the three-month period ended December 31, 2018:

				Maximum Number of Shares That May Yet be Purchased Under These Plans or Programs
			Total Number of Shares Purchased as Part of Publicly Announced Plans Or Programs

	Total number of shares purchased (1)
		Average Price Paid
Period

October, 2018	-	$-	-	-
November, 2018	-	-	-	-
December, 2018	704	8.71	-	-
Total	704	$8.71	-	-

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

The graph below compares the cumulative total stockholder return of First BanCorp. during the measurement period with the cumulative total return, assuming reinvestment of dividends, the S&P 500 Index and the S&P Supercom Banks Index (the “Peer Group”). The Performance Graph assumes that $100 was invested on December 31, 2013 in each of First BanCorp. common stock, the S&P 500 Index and the Peer Group. The comparisons in this table are set forth in response to SEC disclosure requirements, and are therefore not intended to forecast or be indicative of future performance of First BanCorp.’s common stock.

     The cumulative total stockholder return was obtained by dividing (i) the cumulative amount of dividends per share, assuming dividend reinvestment since the measurement point, December 31, 2013 plus (ii) the change in the per share price since the measurement date, by the share price at the measurement date.

Item 6. Selected Financial Data

   The following table sets forth certain selected consolidated financial data for each of the five years in the period ended December 31, 2018. This information should be read in conjunction with the audited consolidated financial statements and the related notes thereto.

SELECTED FINANCIAL DATA
	Year Ended December 31,
(In thousands, except for per share and financial ratios)	2018	2017	2016	2015	2014
Condensed Income Statements:
Total interest income	$624,967	$588,423	$585,292	$605,569	$633,949
Total interest expense	99,854	96,872	101,174	103,303	115,876
Net interest income	525,383	491,551	484,118	502,266	518,073
Provision for loan and lease losses	59,253	144,254	86,733	172,045	109,530
Non-interest income	82,310	62,387	87,954	81,325	61,348
Non-interest expenses	357,802	347,701	355,080	383,830	378,253
Income before income taxes	190,638	61,983	130,259	27,716	91,638
Income tax benefit (expense)	10,970	4,973	(37,030)	(6,419)	300,649
Net income	201,608	66,956	93,229	21,297	392,287
Net income attributable to common
stockholders - basic	198,932	64,280	93,006	21,297	393,946
Net income attributable to common
stockholders - diluted	198,932	64,280	93,006	21,297	393,946
Per Common Share Results:
Net earnings per common share - basic	$0.92	$0.30	$0.44	$0.10	$1.89
Net earnings per common share - diluted	$0.92	$0.30	$0.43	$0.10	$1.87
Cash dividends declared	$0.03	-	-	-	-
Average shares outstanding	215,709	213,963	212,818	211,457	208,752
Average shares outstanding diluted	216,677	216,118	215,794	212,971	210,540
Book value per common share	$9.25	$8.48	$8.05	$7.71	$7.68
Tangible book value per common share (1)	$9.07	$8.28	$7.83	$7.47	$7.45
Dividend payout ratio (percent %)	3.25	-	-	-	-
Balance Sheet Data:
Total loans, including loans held for sale	$8,901,309	$8,883,456	$8,936,879	$9,148,251	$9,177,371
Allowance for loan and lease losses	192,362	231,843	205,603	240,710	222,395
Money market and investment securities	2,139,503	2,095,177	2,091,196	2,299,520	2,170,401
Intangible assets	38,757	42,351	46,754	50,583	49,907
Deferred tax asset, net	319,851	294,809	281,657	311,263	313,045
Total assets	12,243,561	12,261,268	11,922,455	12,573,019	12,727,835
Deposits	8,994,714	9,022,631	8,831,205	9,338,124	9,483,945
Borrowings	1,074,236	1,223,635	1,186,187	1,381,492	1,456,959
Total preferred equity	36,104	36,104	36,104	36,104	36,104
Total common equity	2,049,015	1,853,608	1,784,529	1,685,779	1,653,990
Accumulated other comprehensive loss, net of tax	(40,415)	(20,615)	(34,390)	(27,749)	(18,351)
Total equity	2,044,704	1,869,097	1,786,243	1,694,134	1,671,743

	Year Ended December 31,
	2018		2017		2016		2015		2014
Selected Financial Ratios (In Percent):
Profitability:
Return on Average Assets	1.65		0.56		0.75		0.17		3.10
Return on Average Total Equity	10.64		3.63		5.28		1.26		30.25
Return on Average Common Equity	10.85		3.71		5.39		1.29		31.38
Average Total Equity to Average Total Assets	15.52		15.39		14.25		13.23		10.25
Interest Rate Spread	4.15		4.07		3.88		3.94		4.02
Interest Rate Margin	4.55		4.36		4.14		4.15		4.20
Interest Rate Spread - tax equivalent basis (2)	4.34		4.22		3.99		4.08		4.16
Interest Rate Margin - tax equivalent basis (2)	4.74		4.51		4.25		4.30		4.34
Tangible common equity ratio (1)	16.14		14.65		14.34		12.84		12.51
Efficiency ratio (3)	58.88		62.77		62.07		65.77		65.28
Asset Quality:
Allowance for loan and lease losses to loans held
for investment	2.22		2.62		2.31		2.64		2.44
Net charge-offs to average loans (4)	1.09		1.33		1.37		1.68		1.84
Provision for loan and lease losses to net
charge-offs	0.63	x	1.22	x	0.71	x	1.12	x	0.63	x
Non-performing assets to total assets (4)	3.81		5.31		6.16		4.85		5.63
Nonaccrual loans held for investment to total
loans held for investment (4)	3.57		5.53		6.30		4.86		5.76
Allowance to total nonaccrual loans held
for investment	62.15		47.36		36.71		54.36		42.45
Allowance to total nonaccrual loans held for
investment, excluding residential real estate loans	116.41		74.48		51.50		87.92		64.80
Other Information:
Common stock price: End of period	$8.60		$5.10		$6.61		$3.25		$5.87
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
(4) Loans used in the denominator in calculating each of these ratios include purchased credit-impaired loans. However, the Corporation separately tracks and reports purchased credit-impaired loans and excludes these from nonaccrual loan and non-performing asset amounts.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A)

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations relates to the accompanying audited consolidated financial statements of First BanCorp. and should be read in conjunction with such financial statements and the notes thereto. This section also presents certain financial measures that are not based on generally accepted accounting principles in the United States (“GAAP”).  See “Basis of Presentation” below for information about why the non-GAAP financial measures are being presented and the reconciliation of the non-GAAP financial measures for which the reconciliation is not presented earlier.

Description of Business

First BanCorp. is a diversified financial holding company headquartered in San Juan, Puerto Rico offering a full range of financial products to consumers and commercial customers through various subsidiaries. First BanCorp. is the holding company (the “Holding Company”) of FirstBank Puerto Rico and FirstBank Insurance Agency. Through its wholly-owned subsidiaries, the Corporation operates offices in Puerto Rico, the United States Virgin Islands and British Virgin Islands, and the State of Florida (USA), concentrating on commercial banking, residential mortgage loan originations, finance leases, credit cards, personal loans, small loans, auto loans, and insurance agency activities. On August 1, 2018, the Bank’s Board of Directors approved a resolution to dissolve the broker-dealer subsidiary FirstBank Securities. Accordingly, FirstBank Securities filed the required Form BDW for the withdrawal of its registration from the SEC and the Financial Industry Regulatory Authority and its license to operate as broker-dealer was terminated effective September 30, 2018. Management is in the process of completing the dissolution of FirstBank Securities as a legal entity under the state laws.

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

The Corporation had net income of $201.6 million, or $0.92 per diluted common share, for the year ended December 31, 2018, compared to a $67.0 million, or $0.30 per diluted common share, for 2017, and $93.2 million, or $0.43 per diluted common share, for 2016.

The key drivers of the Corporation’s GAAP financial results for the year ended December 31, 2018 and 2017, include the following:

•          Net interest income for the year ended December 31, 2018 was $525.4 million compared to $491.6 million and $484.1 million for the years ended December 31, 2017 and 2016, respectively. The increase for 2018 compared to 2017 was primarily driven by: (i) a $17.2 million increase in interest income on commercial and construction loans, primarily associated with the upward repricing of variable rate commercial loans; (ii) a $9.1 million increase in interest income on investment securities, primarily due to the gradual reinvestment of liquidity and proceeds from maturing debt securities into higher-yielding U.S. agencies debt securities and MBS; (iii) a $7.5 million increase in interest income on consumer loans, mainly due to a $77.8 million increase in the average balance of this portfolio, primarily auto loans and finance leases; and (iv) a $6.5 million increase in interest income from interest-bearing cash balances, primarily deposits maintained at the Federal Reserve Bank of New York, due to both a higher average balance and increases in the Federal Funds target rate.

These variances were partially offset by: (i) a $3.7 million decrease in interest income on residential mortgage loans, primarily associated with an $81.2 million decrease in the average balance of this portfolio; and (ii) a $2.7 million increase in total interest expense, driven an increase in the use of long-term FHLB advances during 2018 and higher market interest rates on the cost of retail CDs and commercial money market accounts tied to variable short-term interest rates, partially offset by a $480.3 million decrease in the average balance of brokered CDs.

The net interest margin increased to 4.55% for the year ended December 31, 2018 compared to 4.36% for 2017, primarily due to the aforementioned upward repricing of variable rate commercial loans, the gradual reinvestment of liquidity in higher-yielding securities, and an improved funding mix, driven by the increase in the proportion of interest-earning assets funded by the growth in non-interest bearing deposits.

The increase for 2017 compared to 2016 was primarily driven by: (i) a $12.5 million increase in interest income on commercial and construction loans, primarily associated with both the upward repricing of variable rate commercial loans and the growth of the performing commercial portfolios, primarily in the Florida region; (ii) a $4.3 million decrease in interest expense, including a decrease of $2.8 million in interest expense on brokered CDs, primarily related to a $509.0 million decrease in the average balance of brokered CDs that offset higher costs on new issuances, and a $9.3 million decrease in interest expense on repurchase agreements, primarily reflecting the full-year effect of the repayment of $400 million of repurchase agreements that matured in the third and fourth quarters of 2016 and carried an average cost of 3.35%, partially offset by increases of $5.2 million and $2.0 million in interest expense on FHLB advances and non-brokered deposits, respectively; and (iii) a $1.2 million increase in interest income from deposits maintained at the Federal Reserve Bank of New York, due to increases in the Federal Funds target rate in 2017 and late in 2016.

The aforementioned variances were partially offset by: (i) a $5.6 million decrease in interest income on consumer loans and finance leases, primarily reflecting a $33.5 million decrease in the average balance of this portfolio, primarily auto loans, and, to a lesser extent, the effect of a $1.4 million decrease in late payment fees as the Corporation did not assess late charges during the fourth quarter of 2017 to customers affected by Hurricanes Irma and Maria that qualified for the three-month payment deferral program established by the Corporation after the hurricanes; and (ii) a $5.3 million decrease in interest income on residential mortgage loans, reflecting both a higher level of inflows of residential mortgage loans to non-performing status and a $41.8 million decrease in the average balance of this portfolio.

•          The provision for loan and lease losses for the year ended December 31, 2018 was $59.3 million compared to $144.3 million and $86.7 million for 2017 and 2016, respectively. During 2018, the Corporation recorded a net loan loss reserve release of $16.9 million in connection with revised estimates of the hurricane-related qualitative reserves associated with the effects of Hurricanes Irma and Maria, compared to hurricane-related charges to the provision of $71.3 million recorded in 2017.  See “Results of Operations – Provision for Loan and Lease Losses” below for details about the Corporation’s approach to the estimation of hurricane-related qualitative reserves. On a non-GAAP basis, excluding the aforementioned effects of the hurricane-related qualitative reserves, the adjusted provision for loan and lease losses for 2018 was $76.2 million compared to $73.0 million and $86.7 million for 2017 and 2016, respectively.  The increase in the adjusted provision for loan and lease losses for 2018 compared to 2017 was primarily driven by a $26.2 million increase in the adjusted provision for loan and lease losses for commercial and construction loans, driven by charges of $22.3 million related to developments in problem loans resolution strategies, including a $15.7 million charge on loans transferred to held for sale during 2018, partially offset by a $22.6 million decrease in the adjusted provision for residential mortgage loans, primarily reflecting a decline in charge-offs, nonaccrual and delinquent loan levels, and the overall decrease in the size of this portfolio.

The decrease in the adjusted provision for loan and lease losses for 2017 compared to 2016 was primarily driven by: (i) a $22.1 million decrease in the adjusted provision for commercial and construction loans reflecting, among other things, lower specific reserve requirements for impaired loans and a $2.9 million increase in loan loss recoveries; and (ii) a $2.8 million decrease in the adjusted provision for consumer loans and finance leases, mainly related to lower levels of personal and small loans delinquencies.  These variances were partially offset by an $11.1 million increase in the adjusted provision for residential mortgage loans, primarily related to a higher level of residential nonaccrual loans, increased specific reserves for residential mortgage TDRs, and higher loss severity estimates in 2017.

See “Basis of Presentation” below for additional information and reconciliation of the provision for loan and lease losses in accordance with GAAP to the non-GAAP adjusted provision for loan and lease losses.

Net charge-offs totaled $94.7 million for the year ended December 31, 2018, or 1.09% of average loans, a decrease of $23.3 million, compared to net charge-offs of $118.0 million, or 1.33% of average loans, for 2017 and $121.8 million, or 1.37% of average loans, for 2016.  The decrease in 2018, compared to 2017, primarily reflects a $24.0 million decrease in net charge-offs taken on commercial and construction loans and a $4.4 million decrease in net charge-offs of residential mortgage loans, partially offset by a $5.1 million increase in net charge-offs taken on consumer loans.  During 2018, the Corporation recorded a loan loss recovery of $7.4 million on a commercial mortgage TDR loan paid off during the year compared to charge-offs of $27.3 million taken on such loan in 2017. This variance was partially offset by the effect in 2018 of charge-offs totaling $12.5 million taken on nonaccrual commercial and construction loans transferred to held for sale.  See “Results of Operations – Provision for Loan and Lease Losses” and “Risk Management – Allowance for Loan and Lease Losses and Non-Performing Assets” below for an analysis of the allowance for loan and lease losses and non-performing assets and related ratios.

•          The Corporation recorded non-interest income of $82.3 million for the year ended December 31, 2018 compared to $62.4 million and $88.0 million for the years ended December 31, 2017 and 2016, respectively.  The increase for 2018 compared to 2017 was primarily driven by: (i) the effect in 2017 of a $12.2 million other-than-temporary impairment (“OTTI”) charge on three Puerto Rico Government debt securities, specifically bonds of the GDB and the Puerto Rico Public Buildings Authority; (ii) a $3.7 million increase in revenues from mortgage banking activities, driven by adjustments recorded in 2018 that reduced the valuation allowance of mortgage servicing rights and higher servicing fees; (iii) a $3.6 million increase in fee-based income from ATMs, POS, credit and debit cards, and merchant-related activities; and (iv) a $1.2 million increase in gains from sales of fixed assets, primarily assets of relocated or closed banking branches in Florida and Puerto Rico.  These variances were partially offset by a $2.8 million net loss recorded on sales of nonaccrual commercial and construction loans held for sale completed in 2018.

The decrease for 2017 compared to 2016 was primarily driven by: (i) a $6.9 million decrease in revenues from mortgage banking activities, primarily due to lower conforming loan origination and sales volume associated with both the drop in business activity in Puerto Rico and the Virgin Islands after the hurricanes and higher market interest rates; (ii) the effect in 2016 of a $6.1 million gain on sales of $198.7 million of U.S. agency MBS; (iii) a $5.9 million increase in OTTI charges on bonds of the GDB and the Puerto Rico Public Buildings Authority; (iv) a $2.9 million decrease in gains associated with repurchases and cancellations of trust-preferred securities; (v) the effect in 2016 of a $1.5 million gain from the recovery of a residual collateralized mortgage obligation (“CMO”) previously written off; and (vi) the effect in 2016 of  brokerage and insurance commissions of $1.8 million, primarily related to the sale of large fixed annuities contracts.

•          Non-interest expenses for 2018 were $357.8 million compared to $347.7 million and $355.1 million for 2017 and 2016, respectively. The increase for 2018 compared to 2017 was primarily driven by: (i) a $7.6 million increase in employees’ compensation and benefit expenses reflecting, among other things, salary merit increases and adjustments related to the Corporation’s annual salary review process, higher headcount, and an increase in the Bank’s matching contribution to the employees’ retirement plans; (ii) a $3.5 million increase in losses from OREO operations reflecting, among other things, a $2.1 million increase in adverse fair value adjustments to the value of OREO properties and a $1.3 million increase in OREO operating expenses, including taxes, insurance and maintenance fees; (iii) a $2.3 million increase in business promotion expenses, primarily due to increased advertising, marketing, promotions and sponsorship-related activities during 2018; and (iv) a $1.3 million increase in occupancy and equipment costs, primarily due to hurricane-related expenses incurred in 2018 associated with repairs and security matters.  These variances were partially offset by a $4.8 million decrease in the FDIC insurance premium expense due to, among other things, improved earnings trends, reduction in brokered CDs, and higher liquidity levels tied to the growth in non-interest bearing deposits.

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

•          For 2018, the Corporation recorded an income tax benefit of $11.0 million compared to income tax benefit of $5.0 million for 2017 and income tax expense of $37.0 million for 2016. The income tax benefit recorded in 2018 reflects, among other things, the effect of a $63.2 million benefit related to a partial reversal of the deferred tax asset valuation allowance, partially offset by a one-time charge of $9.9 million associated with the remeasurement of deferred tax assets resulting from the enactment of Act 257 (net of the $5.6 million related impact in the valuation allowance).  The income tax benefit recorded in 2017 reflects the effect of the tax benefit related to hurricane-related charges to the provision for loan and lease losses and a $13.2 million tax benefit recorded as a result of the change in tax status of certain subsidiaries from taxable corporations to limited liability companies that have elected to be treated as partnerships for income tax purposes in Puerto Rico.   As of December 31, 2018, the Corporation had a net deferred tax asset of $319.9 million (net of a valuation allowance of $100.7 million, including a valuation allowance of $68.1 million against the deferred tax assets of the Corporation’s banking subsidiary, FirstBank). See “ Results of Operations – Income Taxes” below for additional information.

•          As of December 31, 2018, total assets were approximately $12.2 billion, a decrease of $17.7 million from December 31, 2017. The decrease primarily reflects a $130.2 million decrease in cash and cash equivalents, largely driven by liquidity used for the repayment of $657.9 million of maturing brokered CDs, the repayment of $200 million of repurchase agreements, the repurchase of $23.8 million of trust-preferred securities, and liquidity reinvested in higher-yielding U.S. agencies debt and MBS, partially offset by liquidity obtained from the growth in non-interest bearing deposits.  In addition, the OREO portfolio balance decreased by $16.5 million.

The aforementioned decreases were partially offset by a $51.6 million increase in available-for-sale investment securities, driven by purchases of U.S agencies MBS and debt securities, a $25.0 million increase in the net deferred tax asset, and a $17.9 million increase in total loans.  The decrease in total loans reflects a growth of $168.6 million in the Florida region, partially offset by decreases of $103.4 million and $47.4 million in the Virgin Islands and Puerto Rico, respectively.  Total loans for 2018 reflect an increase in the consumer loan portfolio of $194.8 million, partially offset by reductions of $125.4 million and $51.6 million in the residential mortgage and commercial and construction loan portfolios, respectively.  The allowance for loan and lease losses decreased by $35.5 million during 2018 reflecting, among other things, the effect of releases associated with revised estimates of the hurricane-related qualitative reserve.   See “Financial Condition and Operating Data Analysis – Assets” below for additional information.

•          As of December 31, 2018, total liabilities were $10.2 billion, a decrease of $193.3 million from December 31, 2017. The decrease was mainly related to: (i) a $594.9 million decrease in brokered CDs; (ii) a $149.9 million decrease in repurchase agreements; and (iii) the repurchase of $23.8 million of trust-preferred securities.  These reductions were partially offset by a $318.2 million increase in deposits, excluding brokered CDs and government deposits, a $248.8 million increase in government deposits, and a $25.0 million increase in FHLB advances. A significant portion of the increase in non-brokered deposits was in noninterest-bearing demand deposits, which grew 31%, or $561.8 million which, in part, reflects the effect of hurricane-related factors such as settlements of insurance claims and disaster relief funds.  See “Risk Management – Liquidity and Capital Adequacy” below for additional information about the Corporation’s funding sources.

•          As of December 31, 2018, the Corporation’s stockholders’ equity was $2.0 billion, an increase of $175.6 million from December 31, 2017.  The increase was mainly driven by the earnings generated in 2018, partially offset by the decrease in the fair value of available-for-sale investment securities recorded as part of other comprehensive loss in total equity and dividends paid on preferred and common stock.  During the fourth quarter of 2018, for the first time since June 2009, the Corporation declared a quarterly cash dividend of $0.03 per common share, or an aggregate of $6.5 million. In addition, the Corporation continued to pay monthly dividends on its non-cumulative perpetual monthly income preferred stock totaling $2.7 million in 2018. The Corporation’s Total Capital, Common equity Tier 1 Capital, Tier 1 Capital and Leverage ratios calculated under the Basel III rules were 24.00%, 20.30%, 20.71%, and 15.37%, respectively, as of December 31, 2018, compared to Total Capital, Common equity Tier 1 Capital, Tier 1 Capital and Leverage ratios of 22.53%, 18.96%, 18.97%, and 14.03%, respectively, as of December 31, 2017. The Corporation’s tangible common equity ratio increased to 16.14% as of December 31, 2018, from 14.65% as of December 31, 2017.  See “Risk Management – Capital” below for additional information.

•          Total loan production, including purchases, refinancings, renewals and draws from existing revolving and non-revolving commitments, was $3.1 billion and $2.9 billion for years ended December 31, 2018 and 2017, respectively, excluding the utilization activity on outstanding credit cards.  Total loan originations in the Puerto Rico region of $2.4 billion increased by $304.4 million, compared to 2017.  The growth in the Puerto Rico region consisted of increases of $237.6 million, $45.5 million, and $21.3 million in consumer, residential, and commercial loans, respectively.  In addition, total loan originations in the Virgin Islands increased by $26.9 million.  Total loan originations in the Florida region decreased by $92.4 million, primarily reflected in lower residential mortgage loan originations.

•          Total non-performing assets were $467.1 million as of December 31, 2018, a decrease of $183.5 million from December 31, 2017.  The decrease was primarily attributable to: (i) the restoration to accrual status of two large commercial loans totaling $69.7 million; (ii) sales of $61.9 million of nonaccrual commercial and construction loans held for sale; (iii) collections on commercial and construction nonaccrual loans of $32.3 million; (iv) commercial and construction nonaccrual loan charge-offs totaling $40.3 million; (v) a $31.0 million decrease in residential nonaccrual loans, and (vi) a $16.5 million decrease in the OREO portfolio balance.  These variances were partially offset by the inflow of two large commercial mortgage loans totaling $69.8 million related to a legacy commercial loan relationship that operates in both the Florida and Puerto Rico regions with independent sources of repayment.  See “Risk Management - Non-accruing and Non-performing Assets” below for additional information.

•          Adversely classified commercial and construction loans, including loans held for sale, decreased by $126.4 million to $356.0 million as of December 31, 2018, driven primarily by the sale of five large commercial and construction loans totaling $66.1 million, the upgrade in the credit risk classification of several commercial loans totaling $125.7 million, and collections and charge-offs recorded during 2018.  These variances were partially offset by the downgrade in the credit risk classification of three large commercial loans totaling $110.4 million, including the aforementioned $69.8 million in two large commercial loans classified as nonaccrual during 2018.

The Corporation’s financial results for 2018, 2017 and 2016 included the following significant items that management believes are not reflective of core operating performance, are not expected to reoccur with any regularity or may reoccur at uncertain times and in uncertain amounts (the “Special Items”):

Year ended December 31, 2018

•          Tax benefit of $63.2 million resulting from the partial reversal of the Corporation’s deferred tax asset valuation allowance.

•          One-time charge to the income tax expense of $9.9 million related to the enactment of the Puerto Rico Tax Reform of 2018, specifically in connection with the reduction of the Corporation’s deferred tax assets as a result of the decrease in the maximum corporate tax rate in Puerto Rico from 39% to 37.5%.

•          Net loan loss reserve releases of $16.9 million ($10.3 million after-tax) in connection with revised estimates of the qualitative reserves associated with the effects of Hurricanes Maria and Irma.  See “Results of Operations - Provision for Loan and Lease Losses” below for additional information.

•          Gain of $0.5 million ($0.3 million after-tax) resulting from hurricane-related insurance proceeds in excess of fixed-asset impairment charges.

•          Hurricane-related expenses of $2.8 million ($1.7 million after-tax).

•          Gain of $2.3 million on the repurchase and cancellation of $23.8 million in trust-preferred securities, reflected in the consolidated statement of income as “Gain on early extinguishment of debt.”  The gain, realized at the holding company level, had no effect on the income tax expense in 2018.  See “Results of Operation - Non-Interest Income” below for additional information.

Year ended December 31, 2017

•          Tax benefit of $13.2 million associated with the change in tax status of certain subsidiaries from taxable corporations to limited liability companies that made an election to be treated as partnerships for income tax purposes in Puerto Rico.  See “Income Taxes” discussion below for additional information.

•          Charges to the provision for loan and lease losses of $71.3 million ($43.5 million after-tax) related to the estimate of inherent losses resulting from the effects of Hurricanes Irma and Maria.

•          Hurricane-related expenses of $2.5 million ($1.6 million after-tax).

•          Expected insurance recoveries of $1.8 million for compensation and rental costs that the Corporation incurred when Hurricanes Maria and Irma precluded employees from working in 2017.

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

•          Gain of $6.1 million ($5.9 million after-tax) on sales of $198.7 million of U.S. agency MBS that carried an average yield of 2.36%.

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

•          Gain of $1.5 million ($1.2 million after-tax) from recovery of a residual CMO previously written off.

•          Costs of $0.6 million associated with a secondary offering of the Corporation’s common stock by certain of the existing stockholders.  The costs, incurred at the holding company level, had no effect on the income tax expense in 2016.

•          Severance payments of $0.3 million ($0.2 million after-tax) related to permanent job discontinuance recorded in 2016.

The following table reconciles for 2018, 2017, and 2016 the reported net income to adjusted net income, a non-GAAP financial measure that excludes the Special Items identified above:

	Year Ended December 31,
	2018	2017	2016
(In thousands)
Net income, as reported (GAAP)	$201,608	$66,956	$93,229
Adjustments:
Partial reversal of deferred tax asset valuation allowance	(63,228)	-	-
Remeasurement of deferred tax assets due to changes in enacted tax rates (1)	9,892	-	-
Income tax benefit related to change in tax-status of certain subsidiaries	-	(13,161)	-
Hurricane-related loan loss reserve (release) provision	(16,943)	71,304	-
Hurricane-related gain from insurance proceeds	(478)	-	-
Hurricane-related expenses	2,783	2,544	-
Expected insurance recoveries associated with hurricane-related idle time
payroll and rental costs	-	(1,819)	-
Loss (gain) on sale of investment securities	34	-	(6,104)
OTTI on debt securities	50	12,231	6,687
Recovery of previously recorded OTTI charges on Puerto Rico
government debt securities sold	-	(371)	-
Gain on early extinguishment of debt	(2,316)	(1,391)	(4,217)
Gain from recovery of investments previously written off	-	-	(1,547)
Brokerage and insurance commissions, primarily from the sale of large
fixed annuities contracts, net of incentive costs	-	-	(1,692)
Adjustment to reduce the credit cards rewards liability due to unusually
large customer forfeitures	-	-	(2,732)
Secondary offering costs	-	392	590
Severance payments on jobs discontinuance	-	-	281
Income tax impact of adjustments (2)	5,708	(28,800)	2,111
Adjusted net income (Non-GAAP) (3)	$137,110	$107,885	$86,606

_______________________________________________________________

(1) Net of the $5.6 million related impact in the valuation allowance.
(2) See "Basis of Presentation" for the individual tax impact related to each reconciling item.

(3) The Corporation is no longer considering the effect of loans transferred to held for sale as a special item, and, thus, this effect is no longer presented as an adjustment from GAAP to non-GAAP financial measures such as adjusted net income, adjusted provision for loan and lease losses, and adjusted provision to net-charge-offs ratio.

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

Allowance for Loan and Lease Losses

The Corporation maintains the allowance for loan and lease losses at a level considered adequate to absorb incurred losses currently inherent in the loan and lease portfolio. The Corporation does not maintain an allowance for held-for-sale loans or PCI loans that are performing in accordance with or better than expectations as of the date of acquisition, as the fair values of these loans already reflect a credit component. The allowance for loan and lease losses provides for probable incurred losses that have been identified with specific valuation allowances for individually evaluated impaired loans and for probable incurred losses believed to be inherent in the loan portfolio that have not been specifically identified. The determination of the allowance for loan and lease losses requires significant estimates, including with respect to the timing and amounts of expected future cash flows on impaired loans, consideration of current economic conditions and business strategies, and historical loss experience pertaining to the portfolios and pools of homogeneous loans, all of which may be susceptible to change.

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

The allowance for loan and lease losses consists of specific reserves based upon valuations of loans considered to be impaired and general reserves. A specific valuation allowance is established for individual impaired loans in the commercial mortgage, construction, and commercial and industrial portfolios and certain boat loans, residential mortgage loans, and home equity lines of credit, primarily when the collateral value of the loan (if the impaired loan is determined to be collateral dependent) or the present value of the expected future cash flows discounted at the loan’s effective rate is lower than the carrying amount of that loan. The loans within the commercial mortgage, construction, and commercial and industrial portfolios, and boat loans of $1 million or more are individually evaluated for impairment. Also, certain residential mortgage loans and home equity lines of credit are individually evaluated for impairment purposes based on their delinquency and loan to value levels. When foreclosure of a collateral dependent loan is probable, the impairment measure is based on the fair value of the collateral.  The fair value of the collateral is generally obtained from appraisals. Updated appraisals are obtained when the Corporation determines that loans are impaired and are generally updated annually thereafter according to the Corporation’s appraisal policy. In addition, appraisals and/or appraiser price opinions are also obtained for residential mortgage loans based on specific characteristics such as delinquency levels, age of the appraisal, and loan-to-value ratios.  The excess of the recorded investment in a collateral dependent loan over the resulting fair value of the collateral is charged-off when deemed uncollectible.

For all other loans, which include small, homogeneous loans, such as auto loans, and the other classes in the consumer loan portfolio, residential mortgages and commercial and construction loans not individually evaluated for impairment, the Corporation maintains a general valuation allowance established through a process that begins with estimates of incurred losses based upon various statistical analyses. The general reserve is primarily determined by applying loss factors according to the loan type and assigned risk category (pass, special mention, and substandard loans that are not considered to be impaired; all doubtful loans are considered impaired).

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

   The cash flow analysis for each residential mortgage pool is performed at the individual loan level and then aggregated to the pool level in determining the overall loss ratio (the “base methodology”). The model applies risk-adjusted prepayment curves, default curves, and severity curves to each loan in the pool. For loan restructuring pools, the present value of future cash flows under the new terms, at the loan’s effective interest rate, is taken into consideration. Additionally, estimates of default risk and prepayments related to loan restructurings are based on, among other things, the historical experience of these loans. Loss severity is affected by the house price scenario, which is based in part on recent house price trends. Default curves are used in the model. The attributes that are most significant to the probability of default include present collection status (current, delinquent, in bankruptcy, in foreclosure stage), vintage, loan-to-values, and geography (Puerto Rico, Florida or the Virgin Islands). The estimates of the risk-adjusted timing of liquidations and associated costs are used in the model, and are risk-adjusted for the geographic area in which each property is located.

 For commercial loans, historical charge-off rates are calculated by the Corporation on a quarterly basis for each commercial loan regulatory-based credit risk category (i.e.  pass, special mention, substandard, and doubtful) using the historical charge-offs and portfolio balances over their average loss emergence period (the “raw loss rate”) for each credit risk classification. However, when not enough loss experience is observed in a particular risk-rated category and the calculation results in a loss rate for such risk-rated category that is lower than the loss rate of a less severe risk-rated category, the Corporation uses the loss rate of such less severe category.  A qualitative factor adjustment is applied to the base rate average utilizing a resulting factor derived from a set of risk-based ratings and weights assigned to credit and economic indicators over a reasonable period applied to a developed expected range of historical losses and a basis point adjustment derived from the difference between the average raw loss rate and the highest loss rate observed during a look-back period that management determined was appropriate to use for each region to identify any relevant effect during an economic cycle.

Hurricane-related Allowance for Loan and Lease Losses

During 2017, management established a separate qualitative element of the allowance to estimate inherent losses associated with the effect of Hurricanes Maria and Irma on the Corporation’s loan portfolios in Puerto Rico and Virgin Islands. This qualitative element of the allowance was initially determined based on the estimated effect that the hurricanes could have on employment levels (e.g., an unemployment rate that significantly increases from levels in Puerto Rico at the time of the hurricanes based on statistics observed in the aftermath of similar natural disasters in the U.S. mainland like Hurricane Katrina), economic activity in the Corporation’s geographic regions, and the time it could take for the affected regions to return to a more normalized operating environment.

For large commercial and construction loan relationships, loan officers performed individual reviews of the effect of the hurricanes on these borrowers’ sources of repayment. These large relationships, that represented 80% of the outstanding balance of the Corporation’s commercial and construction loan portfolio at the time of the hurricanes, were analyzed and divided into three hurricane-affected categories (i.e. Low, Medium and High). Clients categorized as Low had no effect, or relatively insignificant effect, as a result of the storms. Clients in the Medium category had demonstrated that they had sufficient liquidity to satisfy their obligations, but the complexity of the insurance claim process may affect their primary or secondary source of repayment. Finally, clients categorized as High could potentially have problems with their primary or secondary sources of repayment as they have a higher degree of uncertainty with respect to the timing of the insurance claim resolution, and the full reestablishment of their businesses is highly dependent on the timely receipt of insurance proceeds. Reserve levels were then recognized for these particular loans based on this stratification. For loans in the Low category, no additional qualitative hurricane-related reserve was calculated. For loans in the Medium and High categories, the Corporation stressed the general reserve loss factors applicable to these loans to reflect higher default probabilities not reflected in the historical data.

This review also resulted in downgrades in the credit risk classification of certain loans and their reserves were determined following the methodology applicable to criticized and adversely classified loans, as appropriate.

During 2018, the Corporation performed additional procedures to evaluate the adequacy of the qualitative reserve, including the consideration of updated payment patterns and probability of default credit risk analyses applied to consumer loan borrowers subject to payment deferral programs that expired early in 2018. For the determination of the hurricane-related qualitative reserve for residential mortgage loans as of December 31, 2018, the Corporation stressed the loss factors derived from its above-described base methodology by incorporating assumptions of further deterioration in the housing price index and higher loan modification levels. Although the foreclosure moratoriums extended by the FHA to hurricane-affected individuals ended on September 15, 2018, there are likely to be additional delays in foreclosure actions due to court-related backlogs. For the determination of the hurricane-related qualitative reserve for commercial and construction loans not individually reviewed as of December 31, 2018, the Corporation segregated the portfolio based on delinquency levels and stressed the general reserve loss factors applicable to 30-89 days past due loans to reflect higher default probabilities.

As a result of the aforementioned analyses, the Corporation recorded a net loan loss reserve release of $16.9 million in 2018 and a charge to the provision of $71.3 million in 2017 associated with the hurricanes. As of December 31, 2018, the hurricane-related qualitative allowance was $19.2 million (2017 - $55.6 million). See “Results of Operations - Provision for Loan and Lease Losses” below for additional information, including details about the hurricane-related qualitative allowance segregated by loans portfolio segments.

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

The impairment analysis of debt securities places special emphasis on the analysis of the cash position of the issuer and its cash and capital generation capacity, which could increase or diminish the issuer’s ability to repay its bond obligations, the length of time and the extent to which the fair value has been less than the amortized cost basis, any adverse change to the credit conditions and liquidity of the issuer, taking into consideration the latest information available about the financial condition of the issuer, credit ratings, the failure of the issuer to make scheduled principal or interest payments, recent legislation and government actions affecting the issuer’s industry, and actions taken by the issuer to deal with the economic climate. The Corporation also takes into consideration changes in the near-term prospects of the underlying collateral of a security, if any, such as changes in default rates, loss severity given default, and significant changes in prepayment assumptions and the level of cash flows generated from the underlying collateral, if any, supporting the principal and interest payments of the debt securities. OTTI must be recognized in earnings if the Corporation has the intent to sell the debt security or it is more likely than not that it will be required to sell the debt security before recovery of its amortized cost basis.  However, even if the Corporation does not expect to sell a debt security, it must evaluate expected cash flows to be received and determine if a credit loss has occurred.  An unrealized loss is generally deemed to be other-than-temporary and a credit loss is deemed to exist if the present value of the expected future cash flows is less than the amortized cost basis of the debt security. For available-for-sale and held-to-maturity debt securities the Corporations intends to hold, the credit loss component of an OTTI, if any, is recorded as net impairment losses on debt securities in the statements of income, while the remaining portion of the impairment loss is recognized in OCI, net of taxes, and included as a component of stockholders’ equity. The previous amortized cost basis less the OTTI recognized in earnings is the new amortized cost basis of the investment. The new amortized cost basis is not adjusted for subsequent recoveries in fair value.  Subsequent increases and decreases (if not an OTTI) in the fair value of available-for-sale securities is included in other comprehensive income. For held-to-maturity debt securities, any OTTI recognized in OCI should be accreted from other comprehensive income to the amortized cost of the debt security over the remaining life of the debt security.  However, for debt securities for which OTTI was recognized in earnings, the difference between the new amortized cost basis and the cash flows expected to be collected is accreted as interest income as long as the security is not placed in nonaccrual status. Debt securities held by the Corporation at year-end primarily consisted of securities issued by U.S. government-sponsored entities, private label mortgage-backed securities (“MBS”), certain bonds issued by the Puerto Rico Housing Finance Authority, a government instrumentality of the Commonwealth of Puerto Rico, and obligations of certain municipalities in Puerto Rico. Given the explicit and implicit guarantees provided by the U.S. federal government, the Corporation believes the credit risk in securities issued by the U.S. government-sponsored entities is low. The Corporation’s OTTI assessment was concentrated on Puerto Rico government debt securities and private label MBS. For further information, including methodology and assumptions used for the discounted cash flow analyses performed on these securities, refer to Note 5 – Investment Securities, to the consolidated financial statements included in Item 8 of this Form 10-K.

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

Under the 2011 PR Code, the Corporation and its subsidiaries are treated as separate taxable entities and are generally not entitled to file consolidated tax returns. Thus, the Corporation is generally not entitled to utilize losses from one subsidiary to offset gains in another subsidiary. Accordingly, in order to obtain a tax benefit from an NOL, a particular subsidiary must be able to demonstrate sufficient taxable income within the applicable NOL carry-forward period. Pursuant to the 2011 PR Code, the carryforward period for NOLs incurred during taxable years that commenced after December 31, 2004 and ended before January 1, 2013 is 12 years; for NOLs incurred during taxable years commencing after December 31, 2012 the carryover period is 10 years. The 2011 PR Code allows an entity organized as a limited liability company to elect to become a non-taxable “pass-through” entity and utilize losses to offset income from other “pass-through” entities, subject to certain limitations, with the remaining net income passing-through to its partner entities. The 2011 PR Code also provides a dividend received deduction of 100% on dividends received from “controlled” subsidiaries subject to taxation in Puerto Rico and 85% on dividends received from other taxable domestic corporations.

The Corporation has maintained an effective tax rate lower than the maximum statutory rate, mainly by investing in government obligations and MBS exempt from U.S. and Puerto Rico income taxes and by doing business through an IBE unit of the Bank, and through the Bank’s subsidiary, FirstBank Overseas Corporation, whose interest income and gain on sales is exempt from Puerto Rico income taxation. The IBE and FirstBank Overseas Corporation were created under the International Banking Entity Act of Puerto Rico, which provides for total Puerto Rico tax exemption on net income derived by IBEs operating in Puerto Rico on the specific activities identified in the IBE Act.  An IBE that operates as a unit of a bank pays income taxes at the corporate standard rate to the extent that the IBE’s net income exceeds 20% of the bank’s total net taxable income.

The determination of deferred tax expense or benefit is based on changes in the carrying amounts of assets and liabilities that generate temporary differences. The carrying value of the Corporation’s net deferred tax asset assumes that the Corporation will be able to generate sufficient future taxable income based on estimates and assumptions. If these estimates and related assumptions change, the Corporation may be required to record valuation allowances against its deferred tax assets, resulting in additional income tax expense in the consolidated statements of income. Management evaluates its deferred tax assets on a quarterly basis and assesses the need for a valuation allowance, if any. A valuation allowance is established when management believes that it is more likely than not that some portion of its deferred tax assets will not be realized. Changes in the valuation allowance from period to period are included in the Corporation’s tax provision in the period of change.

After completion of the deferred tax asset valuation allowance analysis for the fourth quarter of 2018, management concluded that, as of December 31, 2018, it is more likely than not that FirstBank will generate sufficient taxable income within the applicable NOL carry-forward periods to realize $220.5 million of its deferred tax assets related to NOLs and, therefore, reversed $63.2 million of the valuation allowance.  The decision to partially reverse the valuation allowance was reached after weighting all of the evidence and determining that the positive evidence out-weighted the negative evidence.  The positive evidence considered by management in arriving at its decision to reverse part of the deferred tax asset valuation allowance includes factors such as: FirstBank’s three-year cumulative income position; sustained periods of profitability following the hurricane events in 2017; and, forecasts of future profitability, under several potential scenarios, that support significant utilization of NOLs prior to their expiration ranging between the years 2021 through 2024. The negative evidence considered by management includes: uncertainties around the state of the Puerto Rico economy, including the effect of hurricane recovery funds together with Puerto Rico government debt renegotiation efforts and the ultimate sustainability of the approved Fiscal Plan; and consideration of the Corporation’s still elevated levels of non-performing assets.

The authoritative accounting guidance prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken on income tax returns.  Under this guidance, income tax benefits are recognized and measured based on a two-step analysis: 1) a tax position must be more likely than not to be sustained based solely on its technical merits in order to be recognized; and 2) the benefit is measured at the largest dollar amount of the position that is more likely than not to be sustained upon settlement.  The difference between the benefit recognized in accordance with this analysis and the tax benefit claimed on a tax return is referred to as an Unrecognized Tax Benefit (“UTB”).  The Corporation classifies interest and penalties, if any, related to UTBs as components of income tax expense. As of December 31, 2018 and 2017, the Corporation did not have any UTBs recorded on its books.

Refer to Note 26 - Income Taxes, to the consolidated financial statements for the year ended December 31, 2018 included in Item 8 of this Form 10-K for further information related to Income Taxes.

Classification and Related Values of Investment Securities

Management determines the appropriate classification of debt securities at the time of purchase. Debt securities are classified as held to maturity when the Corporation has the intent and ability to hold the securities to maturity. Held-to-maturity (“HTM”) securities are stated at amortized cost. Debt securities are classified as trading when the Corporation has the intent to sell the securities in the near term. Debt classified as trading securities, if any, are reported at fair value, with unrealized gains and losses included in earnings. Debt securities not classified as HTM or trading are classified as available for sale (“AFS”). AFS securities are reported at fair value, with unrealized gains and losses excluded from earnings and reported net of deferred taxes in accumulated OCI (a component of stockholders’ equity), and do not affect earnings until realized or are deemed to be other-than-temporarily impaired. New accounting guidance with respect to the accounting for equity securities effective beginning on January 1, 2018 requires the measurement of equity investments at fair value through net income, with certain exceptions, thus, eliminating eligibility for the available-for-sale category.  Investments in equity securities that do not have publicly or readily determinable fair values are classified as equity securities in the statement of financial condition and carried at the lower of cost or realizable value. The assessment of fair value applies to certain of the Corporation’s assets and liabilities, including the investment portfolio. Fair values are volatile and are affected by factors such as market interest rates, the rates at which prepayments occur and discount rates.

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

The following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis:

Investment securities available for sale

The fair value of investment securities available for sale was the market value based on quoted market prices (as is the case with Treasury notes, and non-callable U.S. Agency debt securities), when available (Level 1), or, when available, market prices for identical or comparable assets (as is the case with MBS and callable U.S. agency debt) that are based on observable market parameters, including benchmark yields, reported trades, quotes from brokers or dealers, issuer spreads, bids, offers and reference data, including market research operations (Level 2). Observable prices in the market already consider the risk of nonperformance. If listed prices or quotes are not available, fair value is based upon discounted cash flow models that use unobservable inputs due to the limited market activity of the instrument, as is the case with certain private label MBS held by the Corporation (Level 3).

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

A credit spread is considered for those derivative instruments that are not secured. The cumulative mark-to-market effect of credit risk in the valuation of derivative instruments in 2018, 2017 and 2016 was immaterial.

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

Nonaccrual and Past-Due Loans - Loans on which the recognition of interest income has been discontinued are designated as nonaccrual.  Loans are classified as nonaccrual when they are 90 days past due for interest and principal, with the exception of residential mortgage loans guaranteed by the Federal Housing Administration (the “FHA”) or the Veterans Administration (the “VA”) and credit cards. It is the Corporation’s policy to report delinquent mortgage loans insured by the FHA, or guaranteed by the VA or the Puerto Rico Housing Finance Authority, as loans past due 90 days and still accruing as opposed to nonaccrual loans since the principal repayment is insured. However, the Corporation discontinues the recognition of income for FHA/VA loans when such loans are over 15 months delinquent, taking into consideration the FHA interest curtailment process, and for loans guaranteed by the Puerto Rico Housing Finance Authority when such loans are over 90 days delinquent. As permitted by regulatory guidance issued by the Federal Financial Institutions Examination Council (“FFIEC”), credit card loans are generally charged off in the period in which the account becomes 180 days past due. Credit card loans continue to accrue finance charges and fees until charged off at 180 days. Loans generally may be placed on nonaccrual status prior to when required by the policies described above when the full and timely collection of interest or principal becomes uncertain (generally based on an assessment of the borrower’s financial condition and the adequacy of collateral, if any). When a loan is placed on nonaccrual status, any accrued but uncollected interest income is reversed and charged against interest income and amortization of any net deferred fees is suspended. Interest income on nonaccrual loans is recognized only to the extent it is received in cash. However, when there is doubt regarding the ultimate collectability of loan principal, all cash thereafter received is applied to reduce the carrying value of such loans (i.e., the cost recovery method). Generally, the Corporation returns a loan to accrual status when all delinquent interest and principal becomes current under the terms of the loan agreement, or after a sustained period of repayment performance (6 months) and the loan is well secured and in the process of collection, and full repayment of the remaining contractual principal and interest is expected. PCI loans are not reported as nonaccrual as these loans were written down to fair value at the acquisition date and the accretable yield is recognized in interest income over the remaining life of the loans. Loans that are past due 30 days or more as to principal or interest are considered delinquent, with the exception of residential mortgage, commercial mortgage, and construction loans, which are considered past due when the borrower is in arrears on two or more monthly payments.

Impaired Loans - A loan is considered impaired when, based upon current information and events, it is probable that the Corporation will be unable to collect all amounts due (including principal and interest) according to the contractual terms of the loan agreement, or the loan has been modified in a Troubled Debt Restructuring (“TDR”). Loans with insignificant delays or insignificant shortfalls in the amounts of payments expected to be collected are not considered to be impaired. The Corporation evaluates individually for impairment those loans in the construction, commercial mortgage, and commercial and industrial portfolios of $1 million or more as well as any boat loan of $1 million or more. Although the authoritative accounting guidance for a specific impairment of a loan excludes large groups of smaller balance homogeneous loans that are collectively evaluated for impairment (e.g., mortgage and consumer loans), it specifically requires that loan modifications considered TDRs be analyzed under its provision. The Corporation also evaluates for impairment purposes certain residential mortgage loans and home equity lines of credit with high delinquency and loan to value levels. Held-for-sale loans are not reported as impaired, as these loans are recorded at the lower of cost or fair value.

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

TDR loans are classified as either accrual or nonaccrual loans. Loans in accrual status may remain in accrual status when their contractual terms have been modified in a TDR if the loans had demonstrated performance prior to the restructuring and payment in full under the restructured terms is expected. Otherwise, loans on nonaccrual and restructured as a TDR will remain on nonaccrual status until the borrower has proven the ability to perform under the modified structure, generally for a minimum of six months, and there is evidence that such payments, can, and are likely to, continue as agreed. Refer to Note 8 – Loans Held for Investment, to the consolidated financial statements for the year ended December 31, 2018, included in Item 8 of this Form 10-K for additional qualitative and quantitative information about TDR loans.

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

The Corporation removes loans from TDR classification, consistent with authoritative guidance that allows for a TDR to be removed from this classification in years following the modification, only when the following two circumstances are met:

•                      The loan is in compliance with the terms of the restructuring agreement and, therefore, is not considered impaired under the revised terms; and

•                      The loan yields a market interest rate at the time of the restructuring. In other words, the loan was restructured with an interest rate equal to or greater than what the Corporation would have been willing to accept at the time of the restructuring for a new loan with comparable risk.

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

Interest income on impaired loans is recognized based on the Corporation’s policy for recognizing interest on accrual and nonaccrual loans.

Loans Acquired

All purchased loans are recorded at fair value at the date of acquisition. Loans acquired with evidence of credit deterioration since their origination and where it is probable at the date of acquisition that the Corporation will not collect all contractually required principal and interest payments are considered PCI loans. Evidence of credit quality deterioration as of the purchase date may include statistics such as past due and nonaccrual status, credit scores, and revised loan terms. PCI loans have been aggregated into pools based on common risk characteristics. Each pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. In accounting for PCI loans, the difference between contractually required payments and the cash flows expected to be collected at acquisition is referred to as the nonaccretable difference. The nonaccretable difference, which is neither accreted into income nor recorded on the consolidated statements of financial condition, reflects estimated future credit losses expected to be incurred over the life of the pool of loans. The excess of cash flows expected to be collected over the estimated fair value of PCI loans is referred to as the accretable yield. This amount is not recorded on the statements of financial condition, but is accreted into interest income over the remaining life of the pool of loans, using the effective-yield method.

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

Because the initial fair value of PCI loans recorded at acquisition includes an estimate of credit losses expected to be realized over the remaining lives of the loans, the Corporation separately tracks and reports PCI loans and excludes these loans from its delinquency and nonaccrual loan statistics.

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

Loans held for sale

Loans that the Corporation intends to sell or that the Corporation does not have the ability and intent to hold for the foreseeable future are classified as held-for-sale loans. Loans held for sale are stated at the lower of aggregate cost or fair value.  Generally, the loans held-for-sale portfolio consists of conforming residential mortgage loans that the Corporation intends to sell to GNMA and government-sponsored entities (“GSEs”), such as the FNMA and FHLMC. Generally, residential mortgage loans held for sale are valued on an aggregate portfolio basis and the value is primarily derived from quotations based on the mortgage-backed securities market. The amount by which cost exceeds market value in the aggregate portfolio of loans held for sale, if any, is accounted for as a valuation allowance with changes therein included in the determination of net income and reported as part of mortgage banking activities in the consolidated statements of income. Loan costs and fees are deferred at origination and are recognized in income at the time of sale. The fair value of commercial and construction loans held for sale is primarily derived from external appraisals, or broker price opinions that the Corporation considered, with changes in the valuation allowance reported as part of other non-interest income in the consolidated statements of income.

In certain circumstances, the Corporation transfers loans from/to held for sale or held for investment based on a change in strategy. If such a change in holding strategy is made, significant adjustments to the loans’ carrying values may be necessary. Reclassifications of loans held for investment to held for sale are made at the lower of cost or fair value on the date of transfer and establish a new cost basis upon transfer. Write-downs of loans transferred from held for investment to held for sale are recorded as charge-offs at the time of transfer. Subsequent changes in value below amortized cost are recorded through non-interest income. Reclassifications of loans held for sale to held for investment are made at fair value on the date of transfer. Any difference between the carrying value and the fair value of a reclassified loan is recorded as an adjustment to non-interest income, prospectively, over the remaining life of the loan.

Results of Operations

Net Interest Income

Net interest income is the excess of interest earned by First BanCorp. on its interest-earning assets over the interest incurred on its interest-bearing liabilities.  First BanCorp.’s net interest income is subject to interest rate risk due to the repricing and maturity mismatch of the Corporation’s assets and liabilities.  Net interest income for the year ended December 31, 2018 was $525.4 million, compared to $491.6 million and $484.1 million for 2017 and 2016, respectively.  On a tax-equivalent basis and excluding the changes in the fair value of derivative instruments, net interest income for the year ended December 31, 2018 was $546.9 million compared to $508.0 million and $497.4 million for 2017 and 2016, respectively.

The following tables include a detailed analysis of net interest income. Part I presents average volumes (based on the average daily balance) and rates on an adjusted tax-equivalent basis and Part II presents, also on an adjusted tax-equivalent basis, the extent to which changes in interest rates and changes in the volume of interest-related assets and liabilities have affected the Corporation’s net interest income. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes in (i) volume (changes in volume multiplied by prior period rates), and (ii) rate (changes in rate multiplied by prior period volumes). Rate-volume variances (changes in rate multiplied by changes in volume) have been allocated to the changes in volume and rate based upon their respective percentage of the combined totals.

       The net interest income is computed on an adjusted tax-equivalent basis and excluding the change in the fair value of derivative instruments. For the definition and reconciliation of this non-GAAP financial measure, refer to the discussions below.

Part I
	Average volume			Interest income(1) / expense			Average rate(1)
Year Ended December 31,	2018	2017	2016	2018	2017	2016	2018	2017	2016
(Dollars in thousands)
Interest-earning assets:
Money market and other
short-term investments	$623,892	$416,578	$667,838	$11,120	$4,614	$3,365	1.78%	1.11%	0.50%
Government obligations (2)	799,358	687,076	746,890	28,044	17,918	20,849	3.51%	2.61%	2.79%
Mortgage-backed securities	1,347,979	1,278,968	1,357,518	45,311	42,476	38,072	3.36%	3.32%	2.80%
FHLB stock	40,389	40,458	31,449	2,728	2,105	1,454	6.75%	5.20%	4.62%
Other investments	2,881	2,702	1,963	15	8	8	0.52%	0.30%	0.41%
Total investments (3)	2,814,499	2,425,782	2,805,658	87,218	67,121	63,748	3.10%	2.77%	2.27%

Residential mortgage loans	3,179,487	3,260,715	3,302,519	170,751	174,524	180,051	5.37%	5.35%	5.45%
Construction loans	117,993	140,038	143,095	4,729	4,898	5,225	4.01%	3.50%	3.65%
Commercial and Industrial and Commercial
mortgage loans	3,629,329	3,723,356	3,694,988	192,632	174,666	160,329	5.31%	4.69%	4.34%
Finance leases	287,400	242,303	229,632	21,126	17,538	17,349	7.35%	7.24%	7.56%
Consumer loans	1,512,984	1,480,265	1,526,475	169,978	166,107	171,858	11.23%	11.22%	11.26%
Total loans (4)(5)	8,727,193	8,846,677	8,896,709	559,216	537,733	534,812	6.41%	6.08%	6.01%
Total interest-earning assets	$11,541,692	$11,272,459	$11,702,367	$646,434	$604,854	$598,560	5.60%	5.37%	5.11%

Interest-bearing liabilities:
Interest-bearing checking
accounts	$1,288,240	$1,116,273	$1,073,821	$5,208	$4,566	$4,914	0.40%	0.41%	0.46%
Savings accounts	2,364,774	2,394,708	2,503,047	14,298	12,520	12,392	0.60%	0.52%	0.50%
Certificates of deposit	2,404,764	2,397,443	2,367,874	33,652	30,277	28,068	1.40%	1.26%	1.19%
Brokered CDs	816,229	1,296,479	1,805,443	14,493	19,174	21,928	1.78%	1.48%	1.21%
Interest-bearing deposits	6,874,007	7,204,903	7,750,185	67,651	66,537	67,302	0.98%	0.92%	0.87%
Other borrowed funds	352,729	514,035	833,283	18,384	19,195	27,908	5.21%	3.73%	3.35%
FHLB advances	705,000	680,975	460,861	13,549	11,140	5,964	1.92%	1.64%	1.29%
Total interest-bearing liabilities	$7,931,736	$8,399,913	$9,044,329	$99,584	$96,872	$101,174	1.26%	1.15%	1.12%
Net interest income				$546,850	$507,982	$497,386
Interest rate spread							4.34%	4.22%	3.99%
Net interest margin							4.74%	4.51%	4.25%

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

(2)	Government obligations include debt issued by government-sponsored agencies.
(3)	Unrealized gains and losses on available-for-sale securities are excluded from the average volumes.
(4)	Average loan balances include the average of nonaccrual loans.
(5)

Interest income on loans includes $7.7 million, $6.7 million and $9.9 million for 2018, 2017 and 2016, respectively, of income from prepayment penalties and late fees related to the Corporation’s loan portfolio.

Part II

	2018 Compared to 2017			2017 Compared to 2016
	Increase (decrease)			Increase (decrease)
	Due to:			Due to:
	Volume	Rate	Total	Volume	Rate	Total
(In thousands)
Interest income on interest-earning
assets:
Money market and other
short-term investments	$2,925	$3,581	$6,506	$(2,024)	$3,273	$1,249
Government obligations	3,253	6,873	10,126	(1,609)	(1,322)	(2,931)
Mortgage-backed securities	2,315	520	2,835	(2,406)	6,810	4,404
FHLB stock	(4)	627	623	453	198	651
Other investments	1	6	7	3	(3)	-
Total investments	8,490	11,607	20,097	(5,583)	8,956	3,373
Residential mortgage loans	(4,355)	582	(3,773)	(2,262)	(3,265)	(5,527)
Construction loans	(827)	658	(169)	(110)	(217)	(327)
Commercial and Industrial and Commercial
mortgage loans	(4,701)	22,667	17,966	1,240	13,097	14,337
Finance leases	3,311	277	3,588	937	(748)	189
Consumer loans	3,676	195	3,871	(5,187)	(564)	(5,751)
Total loans	(2,896)	24,379	21,483	(5,382)	8,303	2,921
Total interest income	$5,594	$35,986	$41,580	$(10,965)	$17,259	$6,294
Interest expense on interest-bearing
liabilities:
Brokered CDs	$(7,815)	$3,134	$(4,681)	$(6,854)	$4,100	$(2,754)
Other interest-bearing deposits	1,221	4,574	5,795	(284)	2,273	1,989
Other borrowed funds	(7,215)	6,404	(811)	(11,307)	2,594	(8,713)
FHLB advances	405	2,004	2,409	3,333	1,843	5,176
Total interest expense	(13,404)	16,116	2,712	(15,112)	10,810	(4,302)
Change in net interest income	$18,998	$19,870	$38,868	$4,147	$6,449	$10,596

Portions of the Corporation’s interest-earning assets, mostly investments in obligations of some U.S. government agencies and sponsored entities, generate interest that is exempt from income tax, principally in Puerto Rico. Also, interest and gains on sales of investments held by the Corporation’s IBEs are tax-exempt under the Puerto Rico tax law (see “Income Taxes” below for additional information). To facilitate the comparison of all interest data related to these assets, the interest income has been converted to an adjusted taxable equivalent basis. The tax equivalent yield was estimated by dividing the interest rate spread on exempt assets by 1 less the Puerto Rico statutory tax rate (39.0%) and adding to it the average cost of interest-bearing liabilities. The computation considers the interest expense disallowance required by Puerto Rico tax law.

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

    The following table reconciles net interest income in accordance with GAAP to net interest income, excluding valuations, and net interest income on an adjusted tax-equivalent basis for the last three years.  The table also reconciles net interest spread and net interest margin on a GAAP basis to these items excluding valuations, and on an adjusted tax-equivalent basis:

	Year Ended December 31,
	2018	2017	2016
(Dollars in thousands)
Interest income - GAAP	$624,967	$588,423	$585,292
Unrealized (gain) loss on derivative instruments	(22)	2	-
Interest income excluding valuations	624,945	588,425	585,292
Tax-equivalent adjustment	21,489	16,429	13,268
Interest income on a tax-equivalent basis excluding valuations	646,434	604,854	598,560
Interest expense - GAAP	99,584	96,872	101,174
Net interest income - GAAP	$525,383	$491,551	$484,118
Net interest income excluding valuations - Non-GAAP	$525,361	$491,553	$484,118
Net interest income on a tax-equivalent basis and excluding valuations - Non-GAAP	$546,850	$507,982	$497,386
Average Balances
Loans and leases	$8,727,193	$8,846,677	$8,896,709
Total securities, other short-term investments and interest-bearing cash balances	2,814,499	2,425,782	2,805,658
Average interest-earning assets	$11,541,692	$11,272,459	$11,702,367
Average interest-bearing liabilities	$7,931,736	$8,399,913	$9,044,329
Average Yield/Rate
Average yield on interest-earning assets - GAAP	5.41%	5.22%	5.00%
Average rate on interest-bearing liabilities - GAAP	1.26%	1.15%	1.12%
Net interest spread - GAAP	4.15%	4.07%	3.88%
Net interest margin - GAAP	4.55%	4.36%	4.14%
Average yield on interest-earning assets excluding valuations - Non-GAAP	5.41%	5.22%	5.00%
Average rate on interest-bearing liabilities	1.26%	1.15%	1.12%
Net interest spread excluding valuations - Non-GAAP	4.15%	4.07%	3.88%
Net interest margin excluding valuations - Non-GAAP	4.55%	4.36%	4.14%
Average yield on interest-earning assets on a tax-equivalent basis and excluding
valuations - Non-GAAP	5.60%	5.37%	5.11%
Average rate on interest-bearing liabilities	1.26%	1.15%	1.12%
Net interest spread on a tax-equivalent basis and excluding valuations - Non-GAAP	4.34%	4.22%	3.99%
Net interest margin on a tax-equivalent basis and excluding valuations - Non-GAAP	4.74%	4.51%	4.25%

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

2018 compared to 2017

Net interest income for the year ended December 31, 2018 amounted to $525.4 million, an increase of $33.8 million, when compared to $491.6 million in 2017.  The $33.8 million increase in net interest income was primarily due to:

•          A $17.2 million increase in interest income on commercial and construction loans, primarily related to the upward repricing of variable-rate commercial loans and higher yields on new loan originations.

•          A $9.1 million increase in interest income on investment securities, primarily due to the gradual reinvestment of liquidity, obtained from the growth in non-interest bearing deposits and proceeds from maturing debt securities into higher-yielding U.S. agencies debt securities and MBS.  The average balance of investment securities for 2018 increased by $181.4 million compared to 2017.

•          A $7.5 million increase in interest income on consumer loans, mainly due to a $77.8 million increase in the average balance of this portfolio, primarily auto loans and finance leases. The variance includes a $1.0 million increase in late payment fees as the Corporation did not assess late charges during the fourth quarter of 2017 to customers affected by Hurricanes Irma and Maria that qualified for the three-month payment deferral program established by the Corporation after the hurricanes.

•          A $6.5 million increase in interest income from interest-bearing cash balances due to both an increase of $207.3 million in the average balance, primarily deposits maintained at the Federal Reserve Bank of New York, and increases in the Federal Funds Target Rate.  A growth in non-interest bearing deposits provided higher liquidity levels in 2018.  The Federal Funds target rate has increased four times since the end of 2017 from a range of 1.25% - 1.50% to its current range of 2.25% - 2.50%.

Partially offset by:

•          A $3.7 million decrease in interest income on residential mortgage loans, primarily related to an $81.2 million decline in the average balance of this portfolio.  Approximately 71% of the residential mortgage loan originations in Puerto Rico consisted of conforming loan originations sold in the secondary market to GNMA and GSEs.

•          A $2.7 million increase in total interest expense, driven by: (i) a $5.8 million increase in interest expense on non-brokered interest-bearing deposits, driven by the effect of higher market interest rates on the cost of retail CDs and commercial money market accounts tied to variable short-term interest rates; (ii) a $2.4 million increase in interest expense on FHLB advances reflecting increased use of long-term advances to fund its lending and investment activities; and (iii) a $0.7 million increase in interest expense related to the upward repricing of floating-rate junior subordinated debentures.   The aforementioned increases were partially offset by a $4.7 million decrease in interest expense on brokered CDs, primarily related to a $480.3 million decrease in the average balance that offset higher costs of new issuances, and a $1.5 million decrease in interest expense on repurchase agreements related to a $134.0 million decrease in the average balance.  During 2018, the Corporation repaid $657.9 million of maturing brokered CDs with an all-in cost of 1.45% and new issuances amounted to $62.0 million with an all-in cost of 2.95%.

The net interest margin increased by 19 basis points to 4.55% for 2018, compared to 4.36% for 2017, driven by the aforementioned upward repricing of commercial and construction loans, an improved funding mix, driven by the increase in the proportion of interest-earning assets funded by the growth in non-interest bearing deposits, and the gradual reinvestment of liquidity in higher-yielding securities.

On an adjusted tax-equivalent basis, net interest income for the year ended December 31, 2018 increased by $38.9 million to $546.9 million, when compared to 2017.  In addition to the facts discussed above, the tax equivalent adjustment increased by $5.1 million, primarily related to the increase in interest income from tax-exempt U.S. agencies debt and MBS held by the IBE subsidiary First Bank Overseas.

2017 compared to 2016

Net interest income for the year ended December 31, 2017 amounted to $491.6 million, an increase of $7.4 million, when compared to $484.1 million in 2016.  The $7.4 million increase in net interest income was primarily due to:

•          A $12.5 million increase in interest income on commercial and construction loans, primarily related to both the upward repricing of variable-rate commercial loans and the growth of the performing commercial portfolios, primarily in the Florida region.

•          A $4.3 million decrease in interest expense, driven by: (i) a $9.3 million decrease in interest expense on repurchase agreements, primarily reflecting the full-year effect of the repayments of repurchase agreements totaling $400 million that matured during the third and fourth quarters of 2016 and carried an average cost of 3.35%; and (ii) a $ 2.8 million decrease in interest expense on brokered CDs, primarily related to a $509.0 million decrease in the average volume that offset higher costs on new issuances. During 2017, the Corporation repaid $803.6 million of maturing brokered CDs with an all-in cost of 1.12% and new issuances amounted to $514.0 million with an all-in cost of 1.70%.

The aforementioned variances were partially offset by: (i) a $5.2 million increase in interest expense on FHLB advances, reflecting the increases in the proportion of long-term and short-term FHLB advances used to fund lending activities and the effect of higher market interest rates; (ii) an increase of  $2.0 million  in interest expense on non-brokered interest-bearing deposits reflecting, among other things, a higher proportion of time deposits to total deposits, the renewal of retail CDs at longer terms, and higher market interest rates in 2017; and (iii) an increase of $0.6 million in interest expense related to the upward repricing of floating-rate junior subordinated debentures.

•          A $1.2 million increase in interest income from deposits maintained at the Federal Reserve Bank due to increases in the Federal Funds’ target rate in 2017 and late in 2016.

•          A $0.2 million increase in interest income on investment securities, driven by a $2.1 million increase in interest income on U.S. agency MBS, primarily due to a lower premium amortization expense resulting from lower prepayment rates in 2017, and a $0.7 million increase in FHLB dividend income.  These variances were partially offset by an adverse impact of approximately $1.7 million related to the aforementioned bonds of the GDB and the Puerto Rico Public Buildings Authority for which recognition of interest income was discontinued during the third quarter of 2016, and the effect in 2016 of discount accretions totaling $0.8 million related to $72.4 million of U.S. agencies debt securities called prior to maturity.

Partially offset by:

•          A $5.6 million decrease in interest income on consumer loans and finance leases, mainly attributable to the decrease of $33.5 million in the average balance of this portfolio, primarily auto loans, and, to a lesser extent, the effect of a $1.4 million decrease in late payment fees, as the Corporation did not assess late charges during the fourth quarter of 2017 to customers affected by Hurricanes Irma and Maria that qualified for the three-month payment deferral program established by the Corporation after the hurricanes.

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

On an adjusted tax-equivalent basis, net interest income for the year ended December 31, 2017 increased by $10.6 million to $508.0 million, when compared to 2016.  In addition to the facts discussed above, the tax equivalent adjustment increased by $3.2 million during 2017, as compared to 2016, primarily in connection with the increase in interest income on U.S. agencies MBS held by the IBE subsidiary First Bank Overseas and higher income on tax-exempt commercial loans.

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

As described in Note 2 – Effects of Natural Disasters, in the consolidated financial statements included in Item 8 of this Form 10-K, two strong hurricanes affected the Corporation’s service areas during September 2017.  These hurricanes caused widespread property damage, flooding, power outages, and water and communication service interruptions, and severely disrupted normal economic activity in the affected areas.  During the third quarter of 2017, the Corporation recorded a $66.5 million charge to the provision related to the establishment of qualitative reserves associated with the effects of Hurricanes Irma and Maria.  Initially, these qualitative reserves were derived from a regression modeling approach in which relationships between portfolio-level loss rates and key economic indicators were determined based on historical behavior. Accordingly, the qualitative reserves were initially determined in 2017 based on the estimated effect that the hurricanes could have on employment levels and economic activity in the Corporation’s service areas, and the time that it could take for the affected regions to return to a more normalized operating environment.

During 2018, the Corporation performed additional procedures to evaluate the adequacy of the qualitative reserve, including the consideration of updated payment patterns and probability of default credit risk analyses applied to consumer loan borrowers subject to payment deferral programs that expired early in 2018. For the determination of the hurricane-related qualitative reserve for residential mortgage loans as of December 31, 2018, the Corporation stressed the loss factors derived from its base methodology by incorporating assumptions of deterioration in the current housing price index and higher loan modification levels. Although the foreclosure moratoriums extended by the FHA to hurricane-affected individuals ended on September 15, 2018, there are likely to be additional delays in foreclosures actions due to court-related backlogs. For the determination of the hurricane-related qualitative reserve for commercial and construction loans not individually reviewed as of December 31, 2018, the Corporation segregated the portfolio based on delinquency levels and stressed the general reserve loss factors applicable to 30-89 days past due loans to reflect higher default probabilities

For large commercial and construction loan relationships, loan officers performed individual reviews of the effect of the hurricanes on these borrowers’ sources of repayment.  These large relationships were analyzed and divided into three hurricane-affected categories (i.e.  Low, Medium, and High). This stratification was used to stressed the general reserve loss factors applicable to these loans to reflect higher default probabilities not reflected in the historical data.

Relationship officers have continued to closely monitor the performance of hurricane-affected commercial loan customers during 2018.  Information provided by these commercial loan officers, including information derived from regularly scheduled annual reviews, and statistics on the performance of consumer and residential credits, were factored into the determination of the allowance for loan and lease losses as of December 31, 2018.  Although the identification and evaluation of hurricane-affected credits has been completed, management’s assessment of the hurricanes’ effect is still subject to uncertainties, both those specific to certain individual customers, such as the resolution of insurance claims, and those applicable to the overall economic prospects of the hurricane-affected areas as a whole.

As a result of the aforementioned analyses, the Corporation recorded in 2018 a net loan loss reserve release of $16.9 million in connection with revised estimates of the effects of the hurricanes, compared to charges to the provision of $71.3 million recorded in 2017.  In addition to the above-mentioned updated assessments of financial performance and repayment prospects of certain individually-assessed commercial credits and updated payment patterns and probability of default credit risk analyses applied to consumer borrowers that were subject to payment deferral programs, the reserve releases in 2018 reflect the effect of payments received during the year that reduced the balance of consumer and residential mortgage loan portfolios outstanding on the dates of the hurricanes.  In addition, during 2018, consumer loan charge-offs totaling $10.9 million were taken against previously-established hurricane-related qualitative reserves.  These charge-offs were directly linked to the performance of consumer borrowers that were subject to payment deferral programs.  As of December 31, 2018, the hurricane-related qualitative reserves amounted to $19.2 million (2017 - $55.6 million).   On a portfolio basis, the hurricane-related qualitative reserve was composed of: (i) an $8.8 million hurricane-related qualitative reserve for residential mortgage loans (2017 - $9.2 million); (ii) a $7.2 million hurricane-related qualitative reserve for commercial and construction loans (2017 - $21.4 million); and (iii) a $3.2 million hurricane-related qualitative reserve for consumer loans (2017 - $25.0 million).   As the Corporation acquires additional information on overall economic prospects in the storm-affected areas and the performance of consumer credits that had been under payment deferral programs and obtains further assessments of individual borrowers, the loss estimate will be revised as needed.

On a non-GAAP basis, excluding the aforementioned effects of reserve releases and charges associated with the hurricane-related qualitative reserves, the adjusted provision for loan and lease losses was $76.2 million for the year ended December 31, 2018, compared to $73.0 million and $86.7 million for 2017 and 2016, respectively.

2018 compared to 2017

On a non-GAAP basis, excluding the effects of reserve releases and charges associated with the hurricane-related qualitative reserves, the adjusted provision for loan and lease losses of $76.2 million for 2018 increased by $3.2 million as compared to the adjusted provision of $73.0 million for 2017.  The $3.2 million increase in the adjusted provision was driven by:

•          A $26.2 million increase in the adjusted provision for commercial and construction loans, primarily reflecting charges of $22.3 million recorded in 2018 related to developments in problem loans resolution strategies, including a $15.7 million charge to the provision related to fair value write-downs on $74.4 million of nonaccrual loans transferred to held for sale during 2018.  During 2018, the Corporation transferred to held for sale several nonaccrual commercial and construction loans.  The aggregate recorded investment in these loans of $96.6 million was written down to $74.4 million, which resulted in net charge-offs of $22.2 million, of which $6.5 million was taken against previously-established reserves for loan losses, resulting in the $15.7 million charge to the provision in 2018. Approximately $57.2 million of the $74.4 million nonaccrual loans transferred to held for held during 2018, were sold prior to the end of the year.  In addition, the higher adjusted provision for commercial and construction loans reflects the effect of charges to the provision totaling $13.7 million associated with the downgrade in the credit risk classification of two large commercial relationships in 2018, partially offset by a $3.3 million increase in loan loss recoveries and a $1.6 million decrease related to the refinements to both the determination of historical loss rates and the measurement of qualitative factors used in the estimation process of the general reserve for commercial loans, as further discussed below.

Partially offset by:

•          A $22.6 million decrease in the adjusted provision for residential loans, primarily reflecting declines in charge-offs, nonaccrual, and delinquent loan levels, the overall decrease in the size of this portfolio, and the effect in 2017 of adjustments to the loss severity estimates used in the calculation of the general reserve.

•          A $0.4 million decrease in the adjusted provision for consumer loans, primarily reflecting lower charge-off levels (excluding the above-mentioned charge-offs of $10.9 million taken against previously-established hurricane qualitative reserves), partially offset by the increase in size of the auto and finance leases portfolio, the effect of refinements discussed below in the measurement of qualitative factors used in the determination of the general reserve of consumer loans implemented in the second quarter of 2018.

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

See “Basis of Presentation” below for a reconciliation of the GAAP provision for loan and lease losses to the non-GAAP provision for loan and lease losses excluding the effect of the hurricane-related qualitative reserves mentioned above.  Also see “Risk

Management - Credit Risk Management” below for additional information concerning the Corporation’s loan portfolio exposure in the geographic areas where the Corporation does business.

2017 compared to 2016

On a non-GAAP basis, excluding the effect of the above mentioned charges to the hurricane-related qualitative reserves, the adjusted provision for loan and lease losses of $73.0 million for 2017 decreased by $13.7 million as compared to the provision of $86.7 million for 2016.  The $13.7 million decrease in the adjusted provision was driven by:

•          A $22.6 million decrease in the adjusted provision for commercial and construction loans, primarily reflecting lower specific reserve requirements for impaired loans, a $2.9 million increase in loan loss recoveries, including a $4.2 million recovery recorded on a previously charged-off commercial and industrial loan in Puerto Rico, and the effect in 2016 of a $1.8 million charge associated with the sale of a $16.3 million pool of non-performing assets.

•          A $2.8 million decrease in the adjusted provision for consumer loans and finance leases, primarily related to lower delinquency levels for personal and small loans.  The three-month hurricane-related deferred repayment arrangements provided to consumer borrowers current in their payments, or no more than two payments in arrears as of the date of the respective hurricanes, affected the delinquency levels of these portfolios during the fourth quarter of 2017.

Partially offset by:

•          An $11.1 million increase in the adjusted provision for residential mortgage loans, primarily related to a higher level of nonaccrual residential mortgage loans, increased specific reserves for residential mortgage TDR loans, and higher loss severity estimates in 2017, including adjustments to liquidation cost assumptions.

Non-Interest Income

The following table presents the composition of non-interest income:

	2018	2017	2016
(In thousands)
Service charges on deposit accounts	$21,679	$22,314	$22,965
Mortgage banking activities	17,228	13,491	20,435
Insurance income	8,429	8,197	8,473
Broker-dealer income	-	-	789
Other operating income	32,742	28,854	30,111
Non-interest income before net (loss) gain on investments securities, and gain
on early extinguishment of debt	80,078	72,856	82,773
Net (loss) gain on sale of investments securities	(34)	371	6,104
Gain from recovery of investments previously written off	-	-	1,547
OTTI on debt securities	(50)	(12,231)	(6,687)
Net (loss) gain on investments securities	(84)	(11,860)	964
Gain on early extinguishment of debt	2,316	1,391	4,217
Total	$82,310	$62,387	$87,954

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

Broker-dealer income consists of commissions earned from the activities used to be conducted by the Corporation’s broker-dealer subsidiary, FirstBank Puerto Rico Securities. As noted above, the Corporation’s Board of Directors approved in 2018 a resolution to dissolve FirstBank Securities and its license as brokered-dealer was terminated effective September 30, 2018.

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

The gain on early extinguishment of debt is related to the repurchase and cancellation of $23.8 million and $7.3 million in trust-preferred securities of FBP Statutory Trust I in the first quarter of 2018 and third quarter of 2017, respectively, and $10 million in trust-preferred securities of FBP Statutory Trust II in the first quarter of 2016. The Corporation repurchased and cancelled the repurchased trust-preferred securities, which resulted in a commensurate reduction in the related Floating Rate Junior Subordinated Debentures.  The Corporation’s purchase price equated to 90%, 81% and 70% of the par value of the trust-preferred securities repurchased in the first quarter of 2018, the third quarter of 2017 and the first quarter of 2016, respectively. The 10% discount for the trust-preferred securities repurchased in the first quarter of 2018 resulted in a gain of $2.3 million, the 19% discount for the trust-preferred securities repurchased in the third quarter of 2017, plus accrued interest, resulted in a gain of $1.4 million and the 30% discount for the trust-preferred securities repurchased in the first quarter of 2016, plus accrued interest, resulted in a gain of $4.2 million. These gains are reflected in the consolidated statements of income as a “Gain on early extinguishment of debt.”  As of December 31, 2018, the Corporation still has Junior Subordinated Deferrable Debentures outstanding in the aggregate amount of $184.2 million.

2018 compared to 2017

Non-interest income for 2018 amounted to $82.3 million, compared to $62.4 million for 2017. The $19.9 million increase in non-interest income was primarily due to:

•          The effect in 2017 of the $12.2 million OTTI charge on three Puerto Rico Government debt securities held by the Corporation as part of its available-for-sale securities portfolio, specifically bonds of the GDB and the Puerto Rico Public Buildings Authority.  As described above, these bonds were sold in the second quarter of 2017.

•           A $3.9 million increase in “Other operating income” in the table above, primarily reflecting: (i) a  $3.6 million increase in transaction fee income from ATM, POS, credit and debit card interchange fees, and merchant-related transactions; (ii) a $1.2 million increase in gain from sales of fixed assets, primarily assets of relocated or closed banking branches in Florida and Puerto Rico; (iii) the $0.5 million gain from hurricane-related insurance proceeds recorded in 2018; (iv) a $0.4 million increase in fee income from wire transfer activity; and (v) a $0.3 million increase in certain non-deferrable loans fees such as unused commitment fees.  These variances were partially offset by a $2.7 million net loss from sales of nonaccrual commercial and construction loans held for sale in 2018.

•          A $3.7 million increase in revenues from mortgage banking activities, driven by a net variance of $2.9 million related to adjustments recorded against the valuation allowance of mortgage servicing rights.  During 2018, the valuation allowance of mortgage servicing rights was reduced by $1.3 million compared to temporary impairments on servicing rights of $1.6 million recorded in 2017.  In addition, mortgage servicing fees increased by $1.1 million.  These variances were partially offset by a $0.1 million decrease in net gain on sales of residential mortgage loans. Total loans sold in the secondary market to U.S. government-sponsored entities amounted to $338.1 million with a related net gain of $9.7 million, including realized gains of $0.9 million on To-Be-Announced MBS (“TBA”) hedges entered and settled during 2018, compared to total loans sold in the secondary market of $322.5 million with a related net gain of $9.8 million, net of realized losses on TBA hedges of $0.6 million, for 2017.  The total amount of loans sold in the secondary market in 2018 included $9.8 million of seasoned residential mortgage loans sold to Fannie Mae that resulted in a gain of $0.2 million.

•          A $0.9 million increase in gains on early extinguishment of debt.  During the first quarter of 2018, the Corporation recorded a $2.3 million gain on the repurchase and cancellation of $23.8 million in trust-preferred securities, compared to a $1.4 million gain on the repurchase and cancellation of $7.3 million in trust preferred securities recorded in the third quarter of 2017.

Partially offset by:

•          A $0.6 million decrease in service charges on deposits, primarily related to a decrease in overdraft and returned items transactions.

2017 compared to 2016

Non-interest income for 2017 amounted to $62.4 million, compared to $88.0 million for 2016. The $25.6 million decrease in non-interest income was primarily due to:

•          A $6.9 million decrease in revenues from mortgage banking activities driven by lower conforming loan origination and sales volume in the secondary market associated with both the drop in business activity in Puerto Rico and the Virgin Islands after the hurricanes and higher market interest rates in 2017.  Total loans sold in the secondary market to U.S. government-sponsored entities amounted to $322.5 million with a related gain of $9.8 million, net of TBA hedge losses of $0.6 million, for 2017, compared to $482.6 million with a related gain of $15.2 million, including TBA hedge gains of $0.5 million, for 2016.  In addition, temporary impairments on servicing rights increased by $1.3 million in 2017 compared to 2016.

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

•          The effect in 2016 of brokerage and insurance commissions of $1.8 million, primarily related to the sale of large fixed annuities contracts.

Non-Interest Expenses

The following table presents the components of non-interest expenses:

	2018	2017	2016
(In thousands)
Employees' compensation and benefits	$159,494	$151,845	$151,493
Occupancy and equipment	57,942	56,659	55,159
FDIC deposit insurance	8,909	13,725	20,055
Taxes, other than income taxes	14,707	14,550	15,139
Professional fees:
Collections, appraisals and other credit-related fees	7,505	9,160	9,890
Outsourcing technology services	21,075	21,243	20,264
Other professional fees	14,917	15,526	13,983
Credit and debit card processing expenses	15,546	13,212	13,635
Business promotion	14,808	12,485	11,419
Communications	6,372	6,148	6,759
Net loss on OREO and OREO operations	14,452	10,997	11,533
Other	22,075	22,151	25,751
Total	$357,802	$347,701	$355,080

2018 compared to 2017

Non-interest expenses increased by $10.1 million to $357.8 million for the year ended December 31, 2018, compared to $347.7 million for 2017.  The increase was primarily due to the following:

•          A $7.6 million increase in employees’ compensation and benefit expenses, primarily due to salary merit increases and adjustments related to the Corporation’s annual salary review process, higher headcount and recruiting expenses, and the effect in 2017 of expected insurance recoveries of approximately $1.4 million in connection with payroll costs incurred when Hurricanes Irma and Maria precluded employees from working during 2017.  In addition, there was a $0.6 million increase related to a higher matching contribution to the employees’ retirement plans.

•          A $3.5 million increase in losses from OREO operations, reflecting a $2.1 million increase in adverse fair value adjustments to the value of OREO properties and a $1.3 million increase in OREO operating expenses, which included insurance, taxes and maintenance fees, and a $0.1 million increase related to lower income recognized from rental payments associated with income-producing commercial properties.

•          A $2.3 million increase in business promotion expenses, primarily reflecting a $1.9 million increase related to advertising, marketing, public relations, promotions and sponsorship activities and a $0.9 million increase in the estimated cost of the credit card rewards program, partially offset by a decrease of $1.0 million in expenses associated with relief efforts and assistance to employees and communities after the passage of Hurricanes Irma and Maria during 2017.

•          A $2.3 million increase in credit and debit card processing expenses, mainly related to higher transaction volumes.

•          A $1.3 million increase in occupancy and equipment expenses, primarily due to hurricane-related expenses incurred in 2018 associated with repairs and security matters and the effect in 2017 of expected insurance recoveries for rental costs of $0.4 million that the Corporation incurred when Hurricanes Irma and Maria precluded the utilization of certain facilities during 2017.

Partially offset by:

•          A $4.8 million decrease in the FDIC insurance premium expense reflecting, among other things, the effect of improved earnings trends, reductions in brokered CDs, and higher liquidity levels tied to the growth in non-interest-bearing deposits.

•           A $2.4 million decrease in total professional service fees, primarily reflecting a $1.7 million decrease in attorneys’ collection, appraisals and credit-related fees, and a $0.8 million decrease in external audit-related fees.

Non-interest expenses decreased by $7.4 million to $347.7 million for the year ended December 31, 2017, compared to $355.1 million for 2016.  The decrease was primarily due to the following:

•          A $6.3 million decrease in the FDIC insurance premium expense, mainly related to the effect of reductions in brokered deposits and average assets, a strengthened capital position, and improved liquidity metrics.

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

•          A $0.4 million decrease in credit and debit card processing expenses, primarily associated with a lower volume of transactions affected by the drop in business activity after the hurricanes in 2017.

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

•          A $0.4 million increase in employees’ compensation and benefits, mainly due to salary merit increases and higher stock-based compensation costs as well as costs of $1.2 million recorded in 2017 associated with a cash transition award paid to certain senior officers under the new executive compensation program that became effective on July 1, 2017.  These variances were partially offset by the expected insurance recoveries of approximately $1.4 million in connection with payroll costs incurred when Hurricanes Irma and Maria precluded employees from working during 2017.

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

Under the 2011 PR Code, the Corporation and its subsidiaries are treated as separate taxable entities and are generally not entitled to file consolidated tax returns and, thus, the Corporation is generally not entitled to utilize losses from one subsidiary to offset gains in another subsidiary. Accordingly, in order to obtain a tax benefit from an NOL, a particular subsidiary must be able to demonstrate sufficient taxable income within the applicable NOL carry-forward period. Pursuant to the 2011 PR Code, the carryforward period for NOLs incurred during taxable years that commenced after December 31, 2004 and ended before January 1, 2013 is 12 years; for NOLs incurred during taxable years commencing after December 31, 2012 the carryover period is 10 years. The 2011 PR Code allows an entity organized as a limited liability company to elect to become a non-taxable “pass-through” entity and utilize losses to offset income from other “pass-through” entities, subject to certain limitations, with the remaining net income passing-through to its partner entities. The 2011 PR Code also provides a dividend received deduction of 100% on dividends received from “controlled” subsidiaries subject to taxation in Puerto Rico and 85% on dividends received from other taxable domestic corporations.

On March 1, 2017, the Corporation completed the applicable regulatory filings to change the tax status of its subsidiary, First Federal Finance Corp., from a taxable corporation to a non-taxable “pass-through” entity. This election has allowed the Corporation to realize tax benefits of its deferred tax assets associated with pass-through ordinary net operating losses available at the banking subsidiary, FirstBank, which were subject to a full valuation allowance as of December 31, 2016, against now pass-through ordinary income from this profitable subsidiary.

On March 1, 2017, the Corporation also completed the applicable regulatory filings to change the tax status of its subsidiary, FirstBank Insurance, from a taxable corporation to a non-taxable “pass-through” entity. This election has allowed the Corporation to offset pass-through income earned by FirstBank Insurance with net operating losses available at the Holding Company level.

On December 22, 2017, the United States President signed H.R.1, The Tax Cuts and Jobs Acts, effective January 1, 2018, which includes an overhaul of individual, business and international taxes and has affected our branch operations in the U.S. and the USVI. The bill includes measures reducing corporate taxes from 35% to 21%, repealing of the corporate alternative minimum tax regime, changing business deductions and NOLs, and imposing a 15.5% tax on mandatory repatriation of liquid assets, a 10% tax on base erosion payments, and a minimum 10.5% tax on inclusion of global intangible low-tax income by U.S. shareholders, among other significant changes. The main provisions affecting our operations in the U.S. and the USVI for the year 2018 include: the change in the tax rate to 21%, the limitation on the amount certain financial institutions, including the Bank, may deduct for premiums paid to the FDIC, and changes in permanent differences, such as meals and entertainment deductions. Other significant provisions, such as the base erosion and anti-abuse tax, do not affect the Corporation’s U.S. and USVI branch operations since these operations’ receipts do not exceed the annual threshold of U.S. effectively connected gross receipts.

On December 10, 2018, the Governor of Puerto Rico signed into law Act 257 to amend some of the provisions of the of 2011PR Code. Act 257 introduces various changes to the current income tax regime in the case of individuals and corporations, and the sales and use taxes that are effective on January 1, 2019, including, among others, (i) a reduction in the Puerto Rico maximum corporate tax rate from 39% to 37.5%; (ii) an increase in the net operating and capital losses usage limitation from 80% to 90%; (iii) amendments to the provisions related to “pass-through” entities that provide that corporations that own 50% or more of a partnership will not be able to claim a current or carryover non partnership NOL deduction against a partnership distributable share, adversely impacting the above described tax action taken in 2017 for FirstBank Insurance; and (iv) other limitations on certain deductions, such as meals and entertainment deductions. The PROMESA oversight board accepted the required certification submitted by the Legislature of Puerto Rico (the “Compliance Certification”) acknowledging that Act 257 is not significantly inconsistent with the Commonwealth’s Fiscal Plan as it applies to Articles 1 through 131 and 164-165.  However, the PROMESA oversight board expressed concerns regarding certain provisions of Act 257, specifically Articles 132 through 163, regarding the video lottery terminals that operate outside casinos in Puerto Rico.   It is not yet determined whether Act 257 will be further amended to accommodate any mandate from the PROMESA oversight board.

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

For additional information relating to income taxes, see Note 26 – “Income Taxes,” of the Corporation’s consolidated financial statements for the year ended December 31, 2018 included in Item 8 of this Form 10-K, including the reconciliation of the statutory to the effective income tax rate for 2018, 2017 and 2016.

2018 compared to 2017

For 2018, the Corporation recorded an income tax benefit of approximately $11.0 million compared to an income tax benefit of $5.0 million for 2017. The income tax benefit for 2018 reflects, among others, the effect of a $63.2 million partial reversal of FirstBank’s deferred tax asset valuation allowance recorded during the fourth quarter of 2018 and a $24.7 million deferred tax asset valuation release from the utilization and disallowance of NOLs  that were partially or fully reserved; partially offset by a one-time charge to the income tax expense of $9.9 million related to the remeasurement of net deferred tax assets, which is net of the $5.6 million related impact in the valuation allowance, as result of the reduction in corporate tax rates as per Act 257.  The income tax benefit for 2017 was mostly attributable to the tax benefit related to hurricane-related charges and to a  $13.2 million tax benefit resulting from the above discussed change in tax status of certain subsidiaries from taxable corporations to limited liability companies that have elected to be treated as partnerships for income tax purposes in Puerto Rico.

    As a result of the partial reversal of the deferred tax asset valuation allowance and the remeasurement of deferred tax assets in connection with the enactment of Act 257, the Corporation’s net deferred tax assets amounted to $319.9 million as of December 31, 2018, net of a valuation allowance of $100.7 million, compared to net deferred tax assets of $294.8 million, net of a valuation allowance of $191.2 million as of December 31, 2017. After completion of the deferred tax asset valuation allowance analysis for the fourth quarter of 2018, management concluded that, as of December 31, 2018, it is more likely than not that FirstBank, the banking subsidiary, will generate sufficient taxable income within the applicable NOL carry-forward periods to realize $220.5 million of its deferred tax assets related to NOLs and, therefore, reversed $63.2 million of the valuation allowance. The decision to partially reverse the valuation allowance was reached after weighting all of the evidence and determining that the positive evidence out-weighted the negative evidence.  The positive evidence considered by management in arriving at its decision to reverse part of the deferred tax asset valuation allowance was primarily driven by: FirstBank’s three-year cumulative income position; the continued profitability following the hurricane events in 2017; and forecasts of future profitability, under several potential scenarios, that support significant utilization of NOLs prior to their expiration ranging between the years 2021 through 2024.  The negative evidence considered by management includes: uncertainties around the state of the Puerto Rico economy, including the effect of hurricane recovery funds together with Puerto Rico government debt renegotiation efforts and the ultimate sustainability of the approved Fiscal Plan; and consideration of the Corporation’s still elevated levels of non-performing assets.

Management’s estimate of future taxable income is based on internal projections that consider historical performance, multiple internal scenarios and assumptions, as well as external data that management believes is reasonable. If events are identified that affect the Corporation’s ability to utilize its deferred tax assets, the analysis will be updated to determine if any adjustments to the valuation allowance are required. If actual results differ significantly from the current estimates of future taxable income, even if caused by adverse macro-economic conditions, the remaining valuation allowance may need to be increased. Such an increase could have a material adverse effect on the Corporation’s financial condition and results of operations. Conversely, a higher than projected proportion of taxable income to exempt income could lead to a higher usage of available NOLs and a lower amount of disallowed NOLs from projected levels of tax-exempt income, per the 2011 PR code, which in turn could result in further releases to the deferred tax valuation allowance; any such decreases could have a material positive effect on the Corporation’s financial condition and results of operations.

As of December 31, 2018, approximately $104 million of the deferred tax assets of the Corporation are attributable to temporary differences or tax credit carry-forwards that have no expiration date, compared to $125.6 million in 2017. The valuation allowance attributable to FirstBank’s deferred tax assets of $68.1 million as of December 31, 2018 is related to the estimated NOL disallowance attributable to projected levels of tax-exempt income, NOLs attributable to the Virgin Islands jurisdiction, and capital losses. The remaining balance of $32.6 million of the deferred tax asset valuation allowance non-attributable to FirstBank is mainly related to NOLs and capital losses at the Holding Company and the Bank’s subsidiary First Management of Puerto Rico.  The Corporation will continue to provide a valuation allowance against its deferred tax assets in each applicable tax jurisdiction until the need for a valuation allowance is eliminated. The need for a valuation allowance is eliminated when the Corporation determines that it is more likely than not the deferred tax assets will be realized. The ability to recognize the remaining deferred tax assets that continue to be subject to a valuation allowance will be evaluated on a quarterly basis to determine if there are any significant events that would affect the ability to utilize these deferred tax assets.

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

During 2017, the Corporation completed a formal ownership change analysis within the meaning of Section 382 covering a comprehensive period, and concluded that an ownership change occurred during such period. The ownership change and resulting Section 382 limitation did not cause a U.S. or USVI income tax liability or material income tax expense related to periods prior to 2017 since the Corporation had sufficient post-ownership change NOLs in those jurisdictions to offset taxable income.  The Section 382 limitation resulted in higher U.S. and USVI income tax liabilities than we would have incurred in the absence of such limitation. The Corporation has mitigated to an extent the adverse effects associated with the Section 382 limitation as any such tax paid in the U.S. or USVI can be creditable against Puerto Rico tax liabilities or taken as a deduction against taxable income.  However, our ability to reduce our Puerto Rico tax liability through such a credit or deduction depends on our tax profile at each annual taxable period, which is dependent on various factors. For the 2018 and 2017 year, and as a result of the Section 382 limitation, the Corporation incurred an income tax expense of approximately $3.8 million and $2.3 million, respectively, related to its U.S. operations.  The limitation did not impact the USVI operations for the years 2018 and 2017.

2017 compared to 2016

For 2017, the Corporation recorded an income tax benefit of approximately $5.0 million compared to an income tax expense of $37.0 million for 2016. The tax benefit for 2017, when compared to the tax expense for 2016, was mostly attributable to the tax benefit related to the hurricane-related charges and to the $13.2 million tax benefit recorded in 2017 as a result of the above discussed change in tax status of certain subsidiaries from taxable corporations to limited liability companies that have elected to be treated as partnerships for income tax purposes in Puerto Rico.  The $13.2 million tax benefit was primarily associated with the reversal of the $13.9 million deferred tax asset valuation allowance as a result of the change in tax status of First Federal Finance Corp., partially offset by the elimination of the $0.7 million deferred tax asset previously recorded at FirstBank Insurance.  The effective tax rate for the year ended December 31, 2017 was (8)% compared to 28% for the year ended December 31, 2016.

 OPERATING SEGMENTS

Based upon the Corporation’s organizational structure and the information provided to the Chief Executive Officer of the Corporation and, to a lesser extent, the Board of Directors, the operating segments are based primarily on the Corporation’s lines of business for its operations in Puerto Rico, the Corporation’s principal market, and by geographic areas for its operations outside of Puerto Rico.  As of December 31, 2018, the Corporation had six reportable segments: Commercial and Corporate Banking; Consumer (Retail) Banking; Mortgage Banking; Treasury and Investments; United States operations; and Virgin Islands operations.  Management determined the reportable segments based on the internal reporting used to evaluate performance and to assess where to allocate resources.  Other factors, such as the Corporation’s organizational chart, nature of the products, distribution channels and the economic characteristics of its products, were also considered in the determination of the reportable segments. For additional information regarding First BanCorp.’s reportable segments, please refer to Note 35 - “Segment Information,” of the Corporation’s consolidated financial statements for the year ended December 31, 2018 included in Item 8 of this Form 10-K.

The accounting policies of the segments are the same as those described in Note 1 - “Nature of Business and Summary of Significant Accounting Policies,” of the Corporation’s consolidated financial statements for the year ended December 31, 2018 included in Item 8 of this Form 10-K. The Corporation evaluates the performance of the segments based on net interest income, the provision for loan and lease losses, non-interest income, and direct non-interest expenses. The segments are also evaluated based on the average volume of their interest-earning assets less the allowance for loan and lease losses. In 2018, 2017, and 2016, other operating expenses not allocated to a particular segment amounted to $107.5 million, $105.4 million, and $101.1 million, respectively. Expenses pertaining to corporate administrative functions that support the operating segment but are not specifically attributable to or managed by any segment are not included in the reported financial results of the operating segments. The unallocated corporate expenses include certain general and administrative expenses and related depreciation and amortization expenses.

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

The highlights of the Commercial and Corporate Banking segment’s financial results for the years ended December 31, 2018, 2017 and 2016 include the following:

•          Segment income before taxes for the year ended December 31, 2018 was $46.7 million compared to $30.7 million for 2017 and $35.3 million for 2016 for the reasons discussed below.

•          Net interest income for the year ended December 31, 2018 was $78.7 million compared to $92.0 million and $96.7 million for the years ended December 31, 2017 and 2016, respectively. The decreases in net interest income in 2018 and 2017 were mainly related to increases in the cost of funds borrowed from other segments resulting from higher short-term market interest rates and a decline in the average balance of commercial and construction loans in Puerto Rico, partially offset by the upward repricing of variable-rate commercial loans during 2017.  The average balance of commercial and construction loans in Puerto Rico declined by $215.6 million in 2018, compared to 2017, and by $193.4 million in 2017, compared to 2016.

•          The provision for loan losses for 2018 was $4.8 million compared to $33.3 million and $28.6 million for 2017 and 2016, respectively.  The decrease in the provision for loan losses for 2018, compared to 2017, reflects the effect of net loan loss reserve releases of $6.2 million recorded in 2018 in connection with revised estimates associated with the effect of Hurricane Maria on commercial and construction loans in Puerto Rico, compared to a charge of $29.8 million recorded in 2017. This was partially offset by an $11.2 million charge to the provision related to fair value write-downs in excess of previously-established reserves on $44.4 million of nonaccrual commercial and construction loans in Puerto Rico transferred to held for sale in 2018.   The increase in the provision for loan losses for 2017, compared to 2016, was mainly related to the $29.8 million charge related to inherent losses associated with the effect of Hurricane Maria on commercial and construction loans in Puerto Rico, partially offset by lower specific reserve requirements for impaired loans and an increase in loan loss recoveries.

•          Total non-interest income for the year ended December 31, 2018 amounted to $5.2 million compared to $7.2 million and $7.8 million for the years ended December 31, 2017 and 2016, respectively.  The decrease in 2018, compared to 2017, was mainly related to charges of $3.3 million related to fair value adjustments and losses realized on the sale of certain nonaccrual construction and commercial loans held for sale in 2018, partially offset by a $1.6 million increase in fee income form merchant-related transactions allocated to this operating segment.  The decrease for 2017, compared to 2016, was mainly related to the effect in 2016 of fee income amounting to $0.8 million from the broker-dealer subsidiary primarily associated with the sale of large fixed annuities contracts.

•          Direct non-interest expenses for 2018 were $32.4 million, compared to $35.1 million in 2017, and $40.7 million in 2016. The decrease in 2018, compared to 2017, reflects a $1.5 million decrease related to the portion of the FDIC deposit insurance premium allocated to this operating segment, a $1.2 million decrease in attorneys’ collection and legal fees related to resolution efforts relating to problem loans in Puerto Rico. The decrease in 2017, compared to 2016, reflects a $2.0 million decrease related to the portion of the FDIC deposit insurance premium allocated to this segment, a $2.1 million decrease in the provision for unfunded lending commitments, primarily related to lower unused balances on floor plan revolving credit agreements, and a $1.0 million aggregate decrease in losses from OREO operations and troubled loan resolution effort expenses in Puerto Rico.

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

The highlights of the Consumer (Retail) Banking segment’s financial results for the years ended December 31, 2018, 2017 and 2016 include the following:

•          Segment income before taxes for the year ended December 31, 2018 was $129.9 million compared to $57.9 million and $66.2 million for the years ended December 31, 2017 and 2016, respectively, for the reasons discussed below.

•          Net interest income for the year ended December 31, 2018 was $217.9 million compared to $175.9 million and $168.7 million for the years ended December 31, 2017 and 2016, respectively.  The increase in 2018, compared to 2017, was mainly due to higher income from funds loaned to other business segments due to both the growth in non-brokered deposits, mainly non-interest bearing deposits, that, among others things, served as funding source for lending activities of other operating segments, and higher medium-term market interest rates. In addition, the average volume of consumer loans in Puerto Rico increased by $77.5 million.  The increase in 2017, compared to 2016, was mainly due to higher income from funds loaned to other business segments due to higher medium-term market interest rates in 2017, partially offset by a $41.7 million decrease in the average volume of consumer loans in Puerto Rico.

•          The provision for loan and lease losses for 2018 decreased by $30.3 million to $23.5 million compared to 2017 and increased by $19.5 million to $53.8 million when comparing 2017 with 2016.  The decrease in the provision for loan losses for 2018, compared to 2017, reflects the effect of net loan loss reserve releases of $7.6 million recorded in 2018 in connection with revised estimates associated with the effect of Hurricane Maria on consumer loans in Puerto Rico, compared to a charge of $23.7 million recorded in 2017.  The increase in the provision for loan and lease losses in 2017, compared to 2016, was mainly related to the aforementioned hurricane-related charge of $23.7 million, partially offset by lower delinquency levels in 2017.

•          Non-interest income for the year ended December 31, 2018 was $47.7 million compared to $43.9 million and $44.5 million for the years ended December 31, 2017 and 2016, respectively.  The increase in 2018, compared to 2017, was mainly related to a $3.2 million increase in transaction fee income from ATMs and POS, and credit and debit card interchange fees. The decrease in 2017, compared to 2016, was mainly related to a $0.3 million decrease in insurance commission income, and a $1.6 million decrease in service charges on deposits, reflecting a decline in the number of returned items and overdraft transactions adversely affected by business activity disruptions caused by Hurricane Maria in Puerto Rico, partially offset by an increase of $1.4 million in ATM and POS fee income.

•          Direct non-interest expenses for the year ended December 31, 2018 were $112.2 million compared to $108.2 million and $112.8 million for the years ended December 31, 2017 and 2016, respectively.  The increase for 2018, compared to 2017, was mainly related to a $2.2 million increase in credit and debit card processing expenses related to higher transaction volumes, a $1.1 million increase in advertising, marketing and promotion-related expenses, a $0.9 million increase in credit card rewards program costs, and a $0.7 million increase in professional services fees, partially offset by a $0.9 million decrease in the portion of the FDIC insurance premium expense allocated to this operating segment.  The decrease for 2017, compared to 2016, was mainly driven by a $1.8 million reduction in the portion of the FDIC insurance premium expense allocated to this operating segment, a $0.4 million decrease in losses and expenses related to non-real estate repossessed assets, a $0.6 million decrease in credit and debit card processing expenses, primarily associated with a lower volume of transactions affected by the drop in business activity in Puerto Rico after the hurricanes in 2017, a $2.5 million decrease in employees’ compensation and benefits, including the aforementioned effect of hurricane-related expected insurance recoveries of $0.4 million allocated to this segment, and a $1.0 million decrease in professional service fees, partially offset by a $0.4 million increase in occupancy and equipment costs, and a $1.8 million increase in credit card rewards program costs.

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

The highlights of the Mortgage Banking segment’s financial results for the years ended December 31, 2018, 2017 and 2016 include the following:

•          Segment income before taxes for the year ended December 31, 2018 was $45.2 million compared to $14.7 million for 2017 and $46.0 million for 2016 for the reasons discussed below.

•          Net interest income for the year ended December 31, 2018 was $79.4 million compared to $86.0 million and $89.5 million for the years ended December 31, 2017 and 2016, respectively.  The decrease in net interest income in 2018, compared to 2017, was mainly due to a decrease of $92.0 million in the average balance of residential mortgage loans in Puerto Rico and increases in the cost of funds borrowed from other segments resulting from higher short-term market interest rates.  The decrease in net interest income in 2017, compared to 2016, was mainly due to both a higher level of inflows of residential mortgage loans to non-performing status adversely affected by interruptions in collection efforts resulting from Hurricane Maria and a decrease of $108.6 million in the average balance of residential mortgage loans in Puerto Rico.

•          The provision for loan and lease losses for 2018 was $13.1 million compared to $47.7 million and $24.9 million for the years ended December 31, 2017 and 2016, respectively.  The decrease in the provision for 2018, compared to 2017, was mainly due to the effect in 2017 of a $12.3 million charge related to inherent losses associated with the effect of Hurricane Maria on residential mortgage loans in Puerto Rico, declines in charge-offs, nonaccrual, and delinquent loan levels, the overall decrease in the size of this portfolio, and the effect in 2017 of adjustments to the loss severity estimates used in the calculation of the general reserve.  The increase in the provision for 2017, compared to 2016, was mainly driven by the aforementioned $12.3 million hurricane-related charge, and a higher level of nonaccrual residential mortgage loans, increased specific reserves for residential mortgage TDR loans, and higher loss severity estimates in 2017, including adjustments to liquidation cost assumptions.

•          Non-interest income for the year ended December 31, 2018 was $17.1 million compared to $12.8 million and $19.5 million for the years ended December 31, 2017 and 2016, respectively.  The increase in 2018, compared to 2017, was mainly due to a positive net variance of $2.9 million related to adjustments recorded against the valuation allowance of mortgage servicing rights, and a $1.1 million increase in mortgage servicing fees.  The decrease in 2017, compared to 2016, was mainly due to lower gains on sales of residential mortgage loans in the secondary market associated with both the drop in business activity in Puerto Rico after the hurricanes and higher market interest rates in 2017.

•          Direct non-interest expenses in 2018 were $38.2 million compared to $36.4 million and $38.2 million in 2017 and 2016, respectively. The increase in 2018, compared to 2017, was mainly related to a $4.3 million increase in losses on OREO operations, partially offset by a $1.7 million decrease in the portion of the FDIC insurance premium allocated to this operating segment, and a $0.6 million decrease in professional service fees.  The decrease in 2017, compared to 2016, was mainly related to a $2.1 million decrease in the portion of the FDIC insurance premium allocated to this segment, a $0.4 million decrease in business promotion expenses, and a $1.0 million decrease in losses on OREO operations, partially offset by a $1.7 million increase in professional service fees including expenses related to the implementation of new technology systems.

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

The highlights of the Treasury and Investments segment’s financial results for the years ended December 31, 2018, 2017, and 2016 include the following:

•          Segment income before taxes for the year ended December 31, 2018 amounted to $61.2 million compared to $41.8 million for 2017 and $54.6 million for 2016 for the reasons discussed below.

•          Net interest income for the year ended December 31, 2018 was $61.6 million compared to net interest income of $55.4 million and $53.2 million for the years ended December 31, 2017 and 2016, respectively.  The increase in net interest income in 2018, compared to 2017, was mainly related to the gradual reinvestment of liquidity into higher-yielding U.S. agencies MBS and debt securities and the decrease in the average balance of brokered CDs, partially offset by lower income from funds loaned to other business segments due to the overall decrease in the average volume of commercial and residential mortgage loans in Puerto Rico and a higher proportion of the lending activities of other operating segments funded by the growth in non-interest bearing deposits of the Consumer (Retail) Banking operating segment. The increase in net interest income in 2017, compared to 2016, reflects reductions in interest expense associated with the full-year effect of the repayment of $400 million of repurchase agreements that matured in the third and fourth quarters of 2016 that carried an average cost of 3.35% and a decrease in the average balance of brokered CDs.

•          Non-interest income for the year ended December 31, 2018 amounted to $2.5 million, compared to non-interest loss of $10.2 million for the year ended December 31, 2017 and non-interest income of $5.4 million for the year ended December 31, 2016.  The non-interest income reported in 2018 consisted primarily of the $2.3 million gain on the repurchase and cancellation of $7.3 million in trust-preferred securities.  The loss for 2017 was driven by OTTI charges on Puerto Rico government debt securities of $12.2 million, partially offset by the $1.4 million gain on the repurchase and cancellation of $7.3 million in trust-preferred securities.  The non-interest income reported in 2016 consisted mainly of the $6.1 million gain on sales of U.S. agency MBS, the $4.2 million gain on the repurchase and cancellation of $10 million in trust-preferred securities, and the $1.5 million recovery of a residual CMO previously written off, partially offset by OTTI charges on debt securities of $6.7 million recorded in 2016, primarily on Puerto Rico government debt securities.

•          Direct non-interest expenses for 2018 were $3.0 million compared to $3.4 million and $4.0 million for 2017 and 2016, respectively. The variances are primarily related to costs incurred in professional service fees that decreased by $0.4 million in 2018, compared to 2017, and decreased by $0.5 million in 2017, compared to 2016.

United States Operations

The United States Operations segment consists of all banking activities conducted by FirstBank on the United States mainland.  FirstBank provides a wide range of banking services to individual and corporate customers primarily in southern Florida through 10 banking branches.  The United States Operations segment offers an array of both consumer and commercial banking products and services.  Consumer banking products include checking, savings and money market accounts, retail CDs, internet banking services, residential mortgages, home equity loans and lines of credit, and automobile loans. Retail deposits, as well as FHLB advances and brokered CDs, allocated to this operation serve as funding sources for its lending activities. Deposits gathered through FirstBank’s branches in the United States also serve as one of the funding sources for the Corporation’s overall lending and investment activities.

The commercial banking services include checking, savings and money market accounts, retail CDs, internet banking services, cash management services, remote data capture and automated clearing house, or ACH, transactions.  Loan products include the traditional commercial and industrial (“C&I”) and commercial real estate products, such as lines of credit, term loans and construction loans.

The highlights of the United States operations segment’s financial results for the years ended December 31, 2018, 2017, and 2016 include the following:

•          Segment income before taxes for the year ended December 31, 2018 was $16.6 million compared to $16.0 million and $16.1 million for the years ended December 31, 2017 and 2016, respectively, for the reasons discussed below.

•          Net interest income for the year ended December 31, 2018 was $59.1 million compared to $49.2 million and $41.8 million for the years ended December 31, 2017 and 2016, respectively. The increase in 2018, compared to 2017, was mainly due to a $175.4 million increase in the average volume of loans in the United States, primarily commercial and construction loans, and the upward repricing of variable-rate commercial loans.  The increase in 2017, compared to 2016, was mainly due to a $297.0 million increase in the average volume of loans in the United States, primarily commercial and residential mortgage loans.

•          During 2018, a provision for loan losses of $11.9 million was recorded for this operating segment, compared to $3.6 million for 2017 and a negative provision of $1.4 million for 2016.  The increase in the provision for loan losses in 2018, compared to 2017, primarily reflects the effect of charges of $9.2 million to the specific reserve of a commercial mortgage loan designated as impaired in 2018 and the overall increase in the size of the loan portfolio.   The variance in the provision for loan losses in 2017, compared to 2016, primarily reflects the build-up of general reserves associated with the growth in the commercial and residential mortgage loan portfolio in 2017.

•          Total non-interest income for the year ended December 31, 2018 amounted to $3.0 million compared to $2.7 million and $3.6 million for the years ended December 31, 2017 and 2016, respectively. The increase in 2018, compared to 2017, primarily reflects the effect of a $0.2 million gain realized on $9.8 million of seasoned residential mortgage loans sold to FNMA in 2018.  The decrease in 2017, compared to 2016, was mainly due to the effect in 2016 of a $0.4 million fee recorded as income associated with a terminated credit agreement in which the Bank was committed to purchase a loan participation, and a $0.4 million decrease in gains on the sale of residential mortgage loans attributable to this segment.

•          Direct non-interest expenses in 2018 were $33.6 million compared to $32.2 million and $30.7 million for 2017 and 2016, respectively. The increase in 2018, compared to 2017, was mainly due to an increase of $1.4 million in employees’ compensation and benefits, and a $0.4 million increase in professional service fees, partially offset by a $0.6 million decrease in the allocation of the FDIC insurance premium expense.  The increase in 2017, compared to 2016, was mainly due to an increase of $1.5 million in employees’ compensation and benefits, a $0.2 million increase in occupancy and equipment costs, and a $0.4 million increase in professional service fees, partially offset by a $0.6 million decrease in the allocation of the FDIC insurance premium expense.

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

The highlights of the Virgin Islands operations’ financial results for the years ended December 31, 2018, 2017 and 2016 include the following:

•          Segment loss before taxes for the year ended December 31, 2018 was $1.4 million compared to income of $6.3 million and $13.2 million for the years ended December 31, 2017 and 2016, respectively, for the reasons discussed below.

•          Net interest income for the year ended December 31, 2018 was $28.7 million compared to $33.2 million and $34.1 million for the years ended December 31, 2017 and 2016, respectively. The decrease in net interest income in 2018, compared to 2017, was mainly related to a $39.5 million decrease in the average balance of commercial and construction loans and a $23.1 million decrease in the average balance of residential mortgage loans.  The decrease in net interest income in 2017, compared to 2016, was mainly driven by a $32.8 million decrease in the average balance of residential mortgage loans that offset the $29.8 million increase in the average volume of commercial loans, and the adverse impact of higher inflows of loans to non-performing status adversely affected by interruptions in business activity resulting from Hurricane Irma in the USVI and the BVI.

•          During 2018, a provision of $6.0 million was recorded for this segment, compared to a provision of $5.8 million in 2017 and $0.4 million for 2016. The slight increase in the provision for 2018, compared to 2017, was mainly related to charges of $7.4 million recorded in 2018 associated with developments in problem loan resolution strategies, including a $4.5 million charge related to a fair value write-down in excess of a previously-established reserve on a $30.0 million construction loan transferred to held for sale, partially offset by the effect in 2017 of a $5.6 million charge related to inherent losses associated with the effect of Hurricane Irma in the USVI and the BVI. The increase in the provision for 2017, compared to 2016, was mainly driven by the aforementioned hurricane-related charge of $5.6 million.

•          Non-interest income for the year ended December 31, 2018 was $6.8 million, compared to $6.0 million and $7.1 million for the years ended December 31, 2017 and 2016, respectively.  The increase in 2018, compared to 2017, was mainly related to a $0.5 million increase in fee-based income from ATMs, POS, credit and debit cards, and merchant-related activities.  The decrease in 2017, compared to 2016, was mainly driven by a $0.3 million decrease in non-deferrable loan fees, and the effect in 2016 of a $0.6 million gain on the sale of a real estate property.

•          Direct non-interest expenses for the year ended December 31, 2018 were $31.0 million compared to $27.0 million and $27.6 million for the years ended December 31, 2017 and 2016, respectively. The increase in 2018, compared to 2017, was mainly due to a $2.2 million increase in occupancy and equipment costs, including $1.3 million of hurricane-related expenses incurred in 2018 associated with repairs and security matters, a $0.7 million increase in employees’ compensation and benefits, and a $0.7 million increase in professional services fees.  The decrease in 2017, compared to 2016, was mainly driven by a $0.7 decrease in employees’ compensation and benefits, including the effect of expected insurance recoveries of $0.1 million allocated to this segment in connection with payroll costs incurred when Hurricane Irma precluded employees from working during 2017.

FINANCIAL CONDITION AND OPERATING DATA ANALYSIS

Financial Condition

The following table presents an average balance sheet of the Corporation for the following years:

	December 31,
	2018	2017	2016
(In thousands)
ASSETS
Interest-earning assets:
Money market and other short-term investments	$623,892	$416,578	$667,838
U.S. and Puerto Rico government obligations	799,358	687,076	746,890
Mortgage-backed securities	1,347,979	1,278,968	1,357,518
FHLB stock	40,389	40,458	31,449
Other investments	2,881	2,702	1,963
Total investments	2,814,499	2,425,782	2,805,658

Residential mortgage loans	3,179,487	3,260,715	3,302,519
Construction loans	117,993	140,038	143,095
Commercial loans	3,629,329	3,723,356	3,694,988
Finance leases	287,400	242,303	229,632
Consumer loans	1,512,984	1,480,265	1,526,475
Total loans	8,727,193	8,846,677	8,896,709
Total interest-earning assets	11,541,692	11,272,459	11,702,367
Total non-interest-earning assets (1)	664,509	700,818	687,775
Total assets	$12,206,201	$11,973,277	$12,390,142

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing checking accounts	$1,288,240	$1,116,273	$1,073,821
Savings accounts	2,364,774	2,394,708	2,503,047
Certificates of deposit	2,404,764	2,397,443	2,367,874
Brokered CDs	816,229	1,296,479	1,805,443
Interest-bearing deposits	6,874,007	7,204,903	7,750,185
Other borrowed funds	352,729	514,035	833,283
FHLB advances	705,000	680,975	460,861
Total interest-bearing liabilities	7,931,736	8,399,913	9,044,329
Total non-interest-bearing liabilities	2,379,789	1,731,036	1,580,408
Total liabilities	10,311,525	10,130,949	10,624,737

Stockholders' equity:
Preferred stock	36,104	36,104	36,104
Common stockholders' equity	1,858,572	1,806,224	1,729,301
Stockholders' equity	1,894,676	1,842,328	1,765,405
Total liabilities and stockholders' equity	$12,206,201	$11,973,277	$12,390,142
_________
(1) Includes, among other things, the allowance for loan and lease losses and the valuation of available-for-sale investment securities.

The Corporation’s total average assets were $12.2 billion for the year ended December 31, 2018 compared to $12.0 billion for 2017, an increase of $232.9 million. The variance primarily reflects an increase of $207.3 million in the average volume of interest-bearing cash balances, mainly consisting of deposits at the Federal Reserve Bank of New York, and a $181.4 million increase in the average balance of investment securities, driven by purchases of U.S. agency MBS and debt securities, partially offset by a decrease of $119.5 million in the average volume of loans, primarily in commercial and residential mortgage loans.

The Corporation’s total average liabilities were $10.3 billion as of December 31, 2018, an increase of $180.6 million compared to December 31, 2017. The increase was mainly related to a $779.1 million increase in the average balance of non-brokered deposits, including an increase of $629.8 million in the average balance of non-interest bearing deposits, and an increase of $24.0 million in the average balance of FHLB advances, partially offset by a decrease of $480.2 million in the average balance of brokered CDs, a decrease of $134.0 million in the average balance of repurchase agreements, and a $27.3 million decrease in the average balance of junior subordinated debentures associated with trust-preferred securities.

Assets

The Corporation’s total assets were $12.2 billion as of December 31, 2018, a decrease of $17.7 million from December 31, 2017. The decrease was mainly due to a $130.2 million decrease in cash and cash equivalents, largely driven by liquidity used to repay maturing brokered CDs and borrowings, and a $16.5 million decrease in the OREO portfolio balance.

These variances were partially offset by a $51.6 million increase in available-for-sale investment securities driven by purchases of U.S. agencies MBS and debt securities, a $25.0 million increase in the net deferred tax asset, and a $17.9 million increase in total loans, as further discussed below.  The allowance for loan and lease losses decreased by $35.5 million during 2018 reflecting, among other things, the effect of releases associated with revised estimates of the hurricane-related qualitative reserves.

Loans Receivable, including Loans Held for Sale

The following table presents the composition of the loan portfolio, including loans held for sale, as of year-end for each of the last five years.

	2018	2017	2016	2015	2014
(In thousands)
Residential mortgage loans (1)	$3,163,208	$3,290,957	$3,296,031	$3,344,719	$3,011,187
Commercial loans:
Commercial mortgage loans (2)	1,522,662	1,614,972	1,568,808	1,537,806	1,665,787
Construction loans (2)	79,429	111,397	124,951	156,195	123,480
Commercial and Industrial loans (2)	2,148,111	2,083,253	2,180,455	2,246,513	2,317,416
Total commercial loans	3,750,202	3,809,622	3,874,214	3,940,514	4,106,683
Finance leases	333,536	257,462	233,335	229,165	232,126
Consumer loans	1,611,177	1,492,435	1,483,293	1,597,984	1,750,419
Total loans held for investment	8,858,123	8,850,476	8,886,873	9,112,382	9,100,415
Less:
Allowance for loan and lease losses	(196,362)	(231,843)	(205,603)	(240,710)	(222,395)
Total loans held for investment, net	8,661,761	8,618,633	8,681,270	8,871,672	8,878,020
Loans held for sale (2)	43,186	32,980	50,006	35,869	76,956
Total loans, net	$8,704,947	$8,651,613	$8,731,276	$8,907,541	$8,954,976
___________
(1)

On February 27, 2015 FirstBank acquired 10 Puerto Rico branches of Doral Bank and acquired, among other things, $324.8 million in principal balance of loans at acquisition, primarily residential mortgage loans.

(2)

During the first and third quarters 2018, the Corporation transferred $74.4 million (net of fair value write-downs of $22.2 million recorded at the time of the transfers) in nonaccrual loans to held for sale. Loans transferred to held for sale consisted of nonaccrual commercial mortgage loans totaling $39.6 million (net of fair value write-downs of $13.8 million), nonaccrual construction loans totaling $33.0 million (net of fair value write-downs of $6.7 million) and nonaccrual commercial and industrial loans totaling $1.8 million (net of fair value write-downs of $1.7 million). Approximately $27.2 million of the commercial mortgage loans transferred to loan held for sale and $30.0 million of the construction loans transferred to loans held for sale were eventually sold during the second, third and fourth quarters of 2018.

Lending Activities

As of December 31, 2018, the Corporation’s total loan portfolio, before allowance, amounted to $8.9 billion, an increase of $17.9 million when compared to December 31, 2017. The increase consisted of a $168.6 million growth in the Florida region, partially offset by reductions of $103.4 million and $47.4 million in the Virgin Islands and Puerto Rico regions, respectively.  Total loans for 2018 reflect an increase in the consumer loan portfolio of $194.8 million, partially offset by reductions of $125.4 million and $51.6 million in the residential mortgage and commercial and construction loan portfolios, respectively.

The increase in total loans in the Florida region consisted of a $164.8 million growth in commercial and construction loans, a $2.2 million increase in consumer loans, and a $1.7 million increase in residential mortgage loans.  In recent years, the Corporation has invested in facilities, increased its resources dedicated to commercial and corporate banking functions and invested in a technology platform in Florida as the Corporation expects to achieve continued growth in this region.

The decrease in total loans in the Puerto Rico region consisted of a $143.1 million decrease in commercial and construction loans and a $96.5 million decrease in residential mortgage loans, partially offset by a $192.2 million growth in consumer loans.  The decrease in commercial and construction loans was mainly related to eight large commercial loans paid off during 2018 totaling $88.7 million, the sale of four large adversely-classified commercial and construction loans totaling $39.1 million, and charge-offs and repayments recorded during 2018.  These declines were partially offset by certain large originations closed in 2018, including three new commercial loans, each in individual amount in excess of $15 million and totaling $64.0 million, and purchases and refinancings that increased the balance of two participated commercial loans by approximately $44.8 million.

The decrease in total loans in the Virgin Islands region consisted of a $73.3 million decrease in commercial and construction loans and a $30.5 million decrease in residential mortgage loans, partially offset by a $0.4 million increase in consumer loans.  The decrease in commercial and construction loans was driven by the sale of a nonaccrual construction loan of $27.0 million (net of charge-offs of $5.1 million and payments of $3.0 million recorded on such loan during 2018), a $14.6 million decrease in the outstanding principal balance of loans granted to government entities, and a $6.7 million commercial mortgage loan paid off in 2018.

As shown in the table above, as of December 31, 2018, the loans held-for-investment portfolio was comprised of commercial and construction loans (42%), residential real estate loans (36%), and consumer and finance leases (22%). Of the total gross loan portfolio held for investment of $8.9 billion as of December 31, 2018, approximately 74% had credit risk concentration in Puerto Rico, 21% in the United States (mainly in the state of Florida) and 5% in the Virgin Islands, as shown in the following table:

As of December 31, 2018	Puerto Rico	Virgin Islands	United States	Total
(In thousands)
Residential mortgage loans	$2,313,230	$252,363	$597,615	$3,163,208
Commercial mortgage loans	1,014,023	74,585	434,054	1,522,662
Construction loans	26,069	11,303	42,057	79,429
Commercial and Industrial loans	1,351,661	95,900	700,550	2,148,111
Total commercial loans	2,391,753	181,788	1,176,661	3,750,202
Finance leases	333,536	-	-	333,536
Consumer loans	1,505,720	46,838	58,619	1,611,177
Total loans held for investment, gross	$6,544,239	$480,989	$1,832,895	$8,858,123
Loans held for sale	41,794	199	1,193	43,186
Total loans, gross	$6,586,033	$481,188	$1,834,088	$8,901,309

As of December 31, 2017	Puerto Rico	Virgin Islands	United States	Total
(In thousands)
Residential mortgage loans	$2,413,379	$282,738	$594,840	$3,290,957
Commercial mortgage loans	1,127,409	95,464	392,099	1,614,972
Construction loans	41,511	43,314	26,572	111,397
Commercial and Industrial loans	1,373,714	116,323	593,216	2,083,253
Total commercial loans	2,542,634	255,101	1,011,887	3,809,622
Finance leases	257,462	-	-	257,462
Consumer loans	1,389,560	46,412	56,463	1,492,435
Total loans held for investment, gross	$6,603,035	$584,251	$1,663,190	$8,850,476
Loans held for sale	30,397	325	2,258	32,980
Total loans, gross	$6,633,432	$584,576	$1,665,448	$8,883,456

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

The following table sets forth certain additional data (including loan production) related to the Corporation’s loan portfolio net of the allowance for loan and lease losses as of the dates indicated:
	For the Year Ended December 31,
	2018	2017	2016	2015	2014
(Dollars in thousands)
Beginning balance as of January 1	$8,651,613	$8,731,276	$8,907,541	$8,954,976	$9,259,643
Residential real estate loans originated
and purchased (1)	531,971	549,147	749,653	703,749	826,937
Construction loans originated and
purchased	65,243	58,103	19,019	32,604	39,041
C&I and commercial mortgage loans
originated and purchased	1,737,366	1,729,659	1,601,618	1,734,233	1,842,697
Finance leases originated	164,334	93,670	87,246	84,978	76,765
Consumer loans originated and purchased	991,950	785,516	780,148	835,719	916,251
Total loans originated and purchased	3,490,864	3,216,095	3,237,684	3,391,283	3,701,691
Loans acquired from Doral Bank	-	-	-	311,410	-
Sales of loans	(420,549)	(375,754)	(514,489)	(598,840)	(394,736)
Repayments and prepayments	(2,959,438)	(2,788,758)	(2,801,024)	(2,970,373)	(3,483,590)
Other decreases (2)	(57,543)	(131,246)	(98,436)	(180,915)	(128,032)
Net increase (decrease)	53,334	(79,663)	(176,265)	(47,435)	(304,667)
Ending balance as of December 31	$8,704,947	$8,651,613	$8,731,276	$8,907,541	$8,954,976

Percentage invrease (decrease)	0.62%	(0.91)%	(1.98)%	(0.53)%	(3.29)%
_____________
(1) For 2014, includes the purchase from Doral Bank of $192.6 million in outstanding principal balance of performing residential mortgage loans.
(2) Includes, among other things, the change in the allowance for loan and lease losses and cancellation of loans due to the repossession of the collateral and loans repurchased.

Residential Real Estate Loans

As of December 31, 2018, the Corporation’s residential mortgage loan portfolio held for investment decreased by $127.7 million, as compared to the balance as of December 31, 2017, mainly resulting from activities in Puerto Rico and the Virgin Islands as principal repayments, charge-offs, and foreclosures exceeded the volume of new loans originated and held for investment purposes. The residential mortgage loan portfolio held for investment in the Puerto Rico and Virgin Islands regions decreased during year 2018 by $100.1 million and $30.4 million, respectively, partially offset by an increase of $2.8 million in the Florida region.  Approximately 77% of the $420.7 million in residential mortgage loans originated in Puerto Rico during 2018 consisted of conforming loan originations sold in the secondary market and refinancings.  The increase in the Florida region was achieved despite the sale of $9.8 million of seasoned residential mortgage loans to FNMA in the second quarter of 2018.

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

Residential mortgage loan originations and purchases for the year ended December 31, 2018 amounted to $532.0 million compared to $549.1 million for 2017 and $749.7 million for 2016. These statistics include purchases from mortgage bankers of $46.1 million for the year ended December 31, 2018, compared to $58.9 million in 2017 and $85.0 million in 2016. The lower volume of residential mortgage loan originations in 2018, compared to 2017, consisted of a $62.8 million decline in the Florida region, partially offset by an increase of $45.5 million in Puerto Rico.  Loan originations in 2017 were adversely affected by disruptions in economic activity associated with Hurricanes Irma and Maria, primarily in the Puerto Rico region.

Commercial and Construction Loans

As of December 31, 2018, the Corporation’s commercial and construction loan portfolio, including loans held for sale, decreased by $51.6 million to $3.8 billion, as compared to the balance as of December 31, 2017.  The decrease consisted of declines of $143.1 million and $73.3 million in Puerto Rico and the Virgin Islands, respectively, partially offset by a $164.8 million growth in the Florida region.  As explained above, the decline in the Puerto Rico and the Virgin Island regions include the effect of adversely-classified and nonaccrual loans sold during 2018 totaling $66.1 million (net of charge-offs of $11.0 million and payments of $7.4 million recorded on such loans during 2018), and the repayment in 2018 of certain large commercial loans individually in excess of $5 million and totaling $95.4 million.

As of December 31, 2018, the Corporation had $61.6 million outstanding in loans extended to the Puerto Rico government, its municipalities and public corporations, compared to $55.9 million as of December 31, 2017. Approximately $47.2 million of the outstanding loans as of December 31, 2018 consisted of loans extended to municipalities in Puerto Rico, which in most cases are supported by assigned property tax revenues.  The vast majority of revenues of the municipalities included in the Corporation’s loan portfolio are independent of the Puerto Rico central government. These municipalities are required by law to levy special property taxes in such amounts as are required for the payment of all of their respective general obligation bonds and notes. Late in 2015, the GDB and the Municipal Revenue Collection Center (“CRIM”) signed and perfected a deed of trust. Through this deed, the GDB, as fiduciary, is bound to keep the CRIM funds separate from any other deposits and must distribute the funds pursuant to applicable law. The CRIM funds are deposited at another commercial depository financial institution in Puerto Rico. In addition to loans extended to municipalities, the Corporation’s exposure to the Puerto Rico government as of December 31, 2018 included a $14.5 million loan granted to an affiliate of the Puerto Rico Electric Power Authority (“PREPA”).

The Corporation also has credit exposure to USVI government entities. As of December 31, 2018, the Corporation had  $55.8 million in loans to USVI government instrumentalities and public corporations, compared to $70.4 million as of December 31, 2017. Of the amount outstanding as of December 31, 2018, public corporations of the USVI owed approximately $32.6 million and an independent instrumentality of the USVI government owed approximately $23.2 million.  As of December 31, 2018, all loans were currently performing and up to date on principal and interest payments.

Furthermore, during 2018, the Corporation reached resolution on the three commercial mortgage loans granted to the hotel industry in Puerto Rico that were formerly guaranteed by the Puerto Rico Tourism Development Fund (“TDF”).   Historically, the borrower and the operations of the underlying collateral of these loans were the primary sources of repayment and the TDF, which is a subsidiary of the GDB, provided a secondary guarantee for payment performance.  The Corporation sold two of these three loan that carried a book value of $27.2 million (net of cumulative charge-offs of $22.0 million), realizing an additional loss of $2.7 million at the time of sale in 2018. In addition, the largest of these three facilities was paid-off during the fourth quarter of 2018. This facility carried a book value of $28.8 million (net of cumulative charge-offs of $28.4 million).  A loan loss recovery of $7.4 million was recorded at the time of the repayment in 2018.  The sales and repayments of such loans resulted in a $70.8 million reduction in nonaccrual loans during 2018.

As of December 31, 2018, the Corporation’s total exposure to shared national credit (“SNC”) loans amounted to $844.7 million.  As of December 31, 2018, approximately $277.6 million of the SNC exposure related to the portfolio in Puerto Rico and $567.1 million related to the portfolio in the Florida region.

Commercial and construction loan originations (excluding government loans) amounted to $1.8 billion for each of 2018 and 2017, and $1.6 billion in 2016. A decrease of $19.4 million, when compared to 2017, reflect a decrease of $27.5 million in Florida, partially offset by increases of $6.3 million and $1.4 million in the Puerto Rico and Virgin Islands regions, respectively.

Government loan originations for 2018 amounted to $34.6 million, mainly related to the origination in the third quarter of 2018 of a $15.0 million loan extended to a municipality in Puerto Rico and the utilization of an overdraft line of credit of a government entity in the Virgin Islands region.  There were no government loans originated in 2017, compared to government loan originations of $54.8 million in 2016.

The composition of the Corporation’s construction loan portfolio held for investment as of December 31, 2018 by category and geographic location follows:

As of December 31, 2018
	Puerto Rico	Virgin Islands	United States	Total
(In thousands)
Loans for residential housing projects:
Mid-rise (1)	$545	$956	$-	$1,501
Single-family, detached	-	1,157	7,123	8,280
Total for residential housing projects	545	2,113	7,123	9,781
Construction loans to individuals secured by residential properties	326	1,051	-	1,377
Loans for commercial projects	10,200	6,146	31,626	47,972
Land loans - residential	8,963	1,996	3,308	14,267
Land loans - commercial (2)	6,095	-	-	6,095
Total before net deferred fees and allowance for loan losses	$26,129	$11,306	$42,057	$79,492
Net deferred fees	(60)	(3)	-	(63)
Total construction loan portfolio, gross	26,069	11,303	42,057	79,429
Allowance for loan losses	(2,644)	(943)	(5)	(3,592)
Total construction loan portfolio, net (2)	$23,425	$10,360	$42,052	$75,837
___________
(1) Mid-rise relates to buildings of up to seven stories.
(2) Excludes a land-commercial loan held for sale of $3.0 million in Puerto Rico.

The following table presents further information on the Corporation’s construction portfolio as of and for the year ended December 31, 2018:

(Dollars in thousands)
Total undisbursed funds under existing commitments	$160,905
Construction loans held for investment in non-accrual status	$8,362
Construction loans held for sale in non-accrual status	$3,015
Net charge offs - Construction loans	$7,962
Allowance for loan losses - Construction loans	$3,592
Nonaccrual construction loans to total construction loans, including held for sale	13.80%
Allowance for loan losses - construction loans to total construction loans held for investment	4.52%
Net charge-offs (annualized) to total average construction loans	6.75%

Consumer Loans and Finance Leases

As of December 31, 2018, the Corporation’s consumer loan and finance lease portfolio increased by $194.8 million to $1.9 billion, as compared to the portfolio balance as of December 31, 2017. The increase primarily reflects increases in auto loans, finance leases, and personal loans, which increased by $102.1 million, $76.1 million, and $36.4 million, respectively, partially offset by reductions in credit card, boat loans and home equity lines of credit of $13.2 million, $3.0 million and $2.5 million, respectively.  The increase was primarily associated with a higher level of consumer loan originations in the Puerto Rico region during 2018.

Originations of auto loans (including finance leases) in 2018 amounted to $588.3 million, an increase of $199.5 million, compared to $388.8 million in 2017. The increase was primarily reflected in the Puerto Rico and Virgin Islands regions with increases of $196.8 million and $4.1 million, respectively, partially offset by a $1.5 million reduction in Florida. Personal loan originations in 2018, other than credit cards, amounted to $225.6 million compared to $183.7 million in 2017. Most of the increase in personal loan originations was reflected in the Puerto Rico region. The utilization activity on the outstanding credit card portfolio in 2018 amounted to $342.4 million compared to $306.6 million in 2017.

Investment Activities

As part of its liquidity, revenue diversification and interest rate risk strategies, First BanCorp. maintains an investment portfolio that is classified as available for sale or held to maturity. The Corporation’s total available-for-sale investment securities portfolio as of December 31, 2018 amounted to $1.9 billion, a $51.6 million increase from December 31, 2017. The increase was mainly driven by purchases of U.S. agencies’ debt and mortgage-backed securities totaling $459.8 million (average yield of 3.09%), partially offset by prepayments of $215.5 million related to U.S. agencies’ pass-through mortgage-backed securities and SBA guaranteed certificates, the maturity during 2018 of $122.5 million of U.S. agencies debt securities, sales of $47.8 million of U.S. agency MBS and debt securities, and a $19.8 million decrease in the fair value of available-for-sale investment securities.

As of December 31, 2018, approximately 99% of the Corporation’s available-for-sale securities portfolio was invested in U.S. Government and agency debentures and fixed-rate U.S. government-sponsored agencies MBS (mainly GNMA, FNMA and FHLMC fixed-rate securities). In addition, as of December 31, 2018, the Corporation owned bonds of the Puerto Rico Housing Finance Authority classified as available for sale in the aggregate amount of $8.2 million, carried on the Corporation’s books at their aggregate fair value of $7.0 million, which were current as to contractual payments as of December 31, 2018.  Approximately $4.2 million (fair value - $2.8 million) of these bonds consist of residential pass-through mortgage-backed securities issued by the Puerto Rico Housing Finance Authority that are collateralized by certain second mortgages originated under a program launched by the Puerto Rico government in 2010. These bonds were structured as zero-coupon bonds for the first ten years (up to July 2019).

As of December 31, 2018, the Corporation’s held-to-maturity investment securities portfolio amounted to $144.8 million, down $5.8 million from December 31, 2017. Held-to-maturity investment securities consisted of financing arrangements with Puerto Rico municipalities issued in bond form, which are accounted for as securities, but were underwritten as loans with features that are typically found in commercial loans.  These obligations typically are not issued in bearer form, are not registered with the SEC, and are not rated by external credit agencies. These bonds have seniority to the payment of operating costs and expenses of the municipality and are supported by assigned property tax revenues. Approximately 70% of the Corporation’s municipality bonds consisted of obligations issued by three of the largest municipalities in Puerto Rico. These municipalities are required by law to levy special property taxes in such amounts as are required for the payment of all of their respective general obligation bonds and loans.

See “Risk Management – Exposure to Puerto Rico Government” below for information and details about the Corporation’s total direct exposure to the Puerto Rico government.

The following table presents the carrying value of investments as of December 31, 2018 and 2017:

	2018	2017
(In thousands)
Money market investments	$7,590	$10,415

Investment securities available for sale, at fair value:
U.S. government and agencies obligations	608,656	609,188
Puerto Rico government obligations	6,952	6,813
Mortgage-backed securities	1,326,460	1,274,497
Other	500	518
Total investment securities available for sale, at fair value	1,942,568	1,891,016

Investment securities held to maturity, at amortized cost:
Puerto Rico Municipal Bonds	144,815	150,627

Equity securities, including $41.9 million and $40.9 million
of FHLB stock as of December 31, 2018 and 2017, respectively	44,530	43,119
Total money market investments and investment securities	$2,139,503	$2,095,177

Mortgage-backed securities as of December 31, 2018 and 2017 consisted of:

	2018	2017
(In thousands)
Available-for-sale:
FHLMC certificates	$349,778	$311,706
GNMA certificates	182,777	221,630
FNMA certificates	714,044	680,040
Collateralized mortgage obligations issued or
guaranteed by FHLMC or GNMA	65,947	44,061
Other mortgage pass-through certificates	13,914	17,060
Total mortgage-backed securities	$1,326,460	$1,274,497

    The carrying values of investment securities classified as available for sale and held to maturity as of December 31, 2018 by contractual maturity (excluding mortgage-backed securities) are shown below:

	Carrying Amount	Weighted-average yield %
(In thousands)
U.S. government and agencies obligations
Due within one year	$197,079	1.28
Due after one year through five years	182,805	2.07
Due after five years through ten years	194,362	2.95
Due after ten years	34,410	2.68
	608,656	2.13

Puerto Rico government and municipalities obligations
Due after one year through five years	6,100	4.79
Due after five years through ten years	57,144	5.94
Due after ten years	88,523	5.91
	151,767	5.88

Other Investment Securities
Due after one year through five years	500	2.96

Total	760,923	2.88

Mortgage-backed securities	1,326,460	2.71

Total investment securities available for sale and held to maturity	$2,087,383	2.77

Net interest income of future periods could be affected by prepayments of mortgage-backed securities. Any acceleration in the prepayments of mortgage-backed securities would lower yields on these securities, as the amortization of premiums paid upon acquisition of these securities would accelerate. Conversely, acceleration of the prepayments of mortgage-backed securities would increase yields on securities purchased at a discount, as the amortization of the discount would accelerate. These risks are directly linked to future period market interest rate fluctuations. Also, net interest income in future periods might be affected by the Corporation’s investment in callable securities. As of December 31, 2018, the Corporation had approximately $286.2 million in debt securities (U.S. Agencies and Puerto Rico government securities) with embedded calls, primarily purchased at a discount, and with an average yield of 2.74%. See “Risk Management”  below for further analysis of the effects of changing interest rates on the Corporation’s net interest income and the interest rate risk management strategies followed by the Corporation. Also refer to Note 5 – Investment Securities,  of the consolidated financial statements included in Item 8 of this Form 10-K, for additional information regarding the Corporation’s investment portfolio.

Investment Securities and Loans Receivable Maturities

The following table presents the maturities or repricings of the loan and investment portfolio as of December 31, 2018:

		2-5 Years		Over 5 Years
		Fixed -	Variable -	Fixed -	Variable -
	One Year	Interest	Interest	Interest	Interest
	or Less	Rates	Rates	Rates	Rates	Total
(In thousands)
Investments:
Money market investments	$7,590	$-	$-	$-	$-	$7,590
Mortgage-backed securities	79,982	19,905	-	1,226,573	-	1,326,460
Other securities (1)	404,672	186,010	-	214,771	-	805,453
Total investments	492,244	205,915	-	1,441,344	-	2,139,503

Loans: (2) (3)
Residential mortgage	492,494	322,743	212,849	2,151,642	10,555	3,190,283
C&I and commercial mortgage	2,693,217	436,848	242,288	311,516	-	3,683,869
Construction	74,699	7,375	-	370	-	82,444
Finance leases	94,528	234,218	-	4,790	-	333,536
Consumer	618,917	879,502	-	112,758	-	1,611,177
Total loans	3,973,855	1,880,686	455,137	2,581,076	10,555	8,901,309
Total earning assets	$4,466,099	$2,086,601	$455,137	$4,022,420	$10,555	$11,040,812
_________
(1) Equity securities and loans having no stated scheduled repayment date and no stated maturity were included under the "one year or less category."
(2) Scheduled repayments were reported in the maturity category in which the payment is due and variable rates were reported based on the next repricing date.
(3) Nonaccrual loans were included under the "one year or less category."

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

Risk Definition

Liquidity Risk

Liquidity risk is the risk to earnings or capital arising from the possibility that the Corporation will not have sufficient cash to meet its short-term liquidity demands, such as from deposit redemptions or loan commitments. See Liquidity and Capital Adequacy below for further details.

Interest Rate Risk

Interest rate risk is the risk arising from adverse movements in interest rates. See Interest  Rate Risk Management below for further details.

Market Risk

Market risk is the risk arising from adverse movements in market rates or prices, such as interest rates or equity prices. The Corporation evaluates market risk together with interest rate risk.  Both changes in market values and changes in interest rates are evaluated and forecasted.  See Interest Rate Risk Management below for further details.

Credit Risk

Credit risk is the risk arising from a borrower’s or a counterparty’s failure to meet the terms of a contract with the Corporation or otherwise to perform as agreed. See Credit Risk Management below for further details.

Operational Risk

Operational risk is the risk arising from problems with the delivery of services or products. This risk is a function of internal controls, information systems, employee integrity and operating processes. It also includes risks associated with the Corporation’s preparedness for the occurrence of an unforeseen event. This risk is inherent across all functions, products and services of the Corporation. See Operational Risk below for further details.

Legal and Regulatory Risk

Legal and regulatory risk is the risk arising from the Corporation’s failure to comply with laws or regulations that can adversely affect the Corporation’s reputation and/or increase its exposure to litigation or penalties.

Reputational Risk

Reputational risk is the risk arising from any adverse effect on the Corporation’s market value, capital or earnings arising from negative public opinion, whether true or not. This risk affects the Corporation’s ability to establish new relationships or services, or to continue servicing existing relationships.

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

Capital Risk

Capital risk is the risk that the Corporation may lose value on its capital or have an inadequate capital plan, which would result in insufficient capital resources to meet minimum regulatory requirements (the Corporation’s authority to operate as a bank is dependent upon the maintenance of adequate capital resources), support its credit rating, or support its growth and strategic options.

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

•          Review and discuss with management risk assessments for new products and services; and

Oversee the Corporation’s legal and regulatory compliance.

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

•          Bank Secrecy Act Committee – oversees, monitors and reports on the Corporation’s compliance with the Bank Secrecy Act.

•          Credit Committees (consisting of a Credit Management Committee and a Delinquency Committee) – oversees and establishes standards for credit risk management processes within the Corporation. The Credit Management Committee is responsible for the approval of loans above an established size threshold. The Delinquency Committee is responsible for the periodic review of (a) past-due loans, (b) overdrafts, (c) non-accrual loans, (d) OREO assets, and (e) the Bank’s watch list and nonaccrual loans.

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

•          Current Expected Credit Losses (“CECL”) Committee – oversees the Corporation’s implementation of the requirements for calculation of CECL, including the implementation of new models, selection of vendors and monitor new guidance from different regulatory agencies with regards to the implementation of CECL. The CECL Committee reports to the Credit and Audit Committee progress of the implementation plan.

Officers

As part of its governance framework, the following officers play a key role in the Corporation’s risk management process:

•        Chief Executive Officer (“CEO”) - responsible for the overall risk governance structure of the Corporation.  The CEO is ultimately responsible for business strategies, strategic objectives, risk management priorities, and policies.

•        Chief Risk Officer (“CRO”) - responsible for the oversight of the risk management of the Corporation as well as the risk governance processes. The CRO, together with the Enterprise Risk Management and Operational Risk Director, monitor key risks and manage the operational risk program.  The CRO provides the leadership and strategy for the Corporation’s risk management and monitoring activities and is responsible for the oversight of regulatory compliance, loan review, model risk, and operational risk management.

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

•        Investors Relations and Capital Planning Officer - responsible for improving the effective communication with investors, while enhancing the Corporation’s Capital Plan based on the stress test processes and proactively managing capital.  The Investor Relations and Capital Planning Officer will work with the Treasury, ALM, Financial Analysis, Corporate Credit Risk, and Strategic Planning units in order to follow a holistic approach to proactively manage risk and returns for shareholders under the stress testing framework.

•        ERM and Operational Risk Director - responsible for driving the identification, assessment, measurement, mitigation and monitoring of key risks throughout the Corporation. The ERM and Operational Risk Director promotes and instills a culture of risk control, identifies and monitors the resolution of major and critical operational risk issues across the Corporation, and serves as a key advisor to business executives with regards to risk exposure to the organization, corrective actions and corporate policies and best practices to mitigate risks.

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

•        General Counsel - responsible for the oversight of legal risks, including matters such as contract structuring, litigation risk and all legal-related aspects. The Corporate Affairs Officer assists the General Counsel with various legal areas, including, but not limited, to SEC reporting matters, insurance coverage and liability, and contract structuring.

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

The Corporation manages liquidity at two levels. The first is the liquidity of the parent company, which is the holding company that owns the banking and non-banking subsidiaries. The second is the liquidity of the banking subsidiary. As of December 31, 2018, FirstBank could not pay any dividend to the holding company, except upon receipt of required regulatory approvals. During 2018, the Corporation reinstated quarterly dividend payments on its common stock, and continued to pay quarterly interest payments on the subordinated debentures associated with its trust preferred securities and the monthly dividend income on its non-cumulative perpetual monthly income preferred stock pursuant to regulatory approvals.

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

The Corporation develops and maintains contingency funding plans. These plans evaluate the Corporation’s liquidity position under various operating circumstances and are designed to help ensure that the Corporation will be able to operate through periods of stress when access to normal sources of funds is constrained. The plans project funding requirements during a potential period of stress, specify and quantify sources of liquidity, outline actions and procedures for effectively managing through a difficult period, and define roles and responsibilities. Under the contingency funding plan, the Corporation stresses the balance sheet and the liquidity position to critical levels that imply difficulties in getting new funds or even maintaining the current funding position of the Corporation and the Bank and are designed to help ensure the ability of the Corporation and the Bank to honor its respective commitments. The Corporation has established liquidity triggers monitored by the MIALCO in order to maintain the ordinary funding of the banking business. Four different scenarios are defined in the contingency funding plan: local market event, credit rating downgrade, an economic cycle downturn event, and a concentration event. They are reviewed and approved annually by the Board of Directors’ Asset and Liability Committee.

The Corporation manages its liquidity in a proactive manner and maintains a sound liquidity position. It uses multiple measures to monitor the liquidity position, including core liquidity, basic liquidity, and time-based reserve measures. As of December 31, 2018, the estimated core liquidity reserve (which includes cash and free liquid assets) was $1.9 billion, or 15.6% of total assets, relatively unchanged as compared to December 31, 2017. The basic liquidity ratio (which adds available secured lines of credit to the core liquidity) as of December 31, 2018 was approximately 19.0% of total assets, compared to 21.2% of total assets as of December 31, 2017.  As of December 31, 2018, the Corporation had $422.2 million available for additional credit from the FHLB of New York. Unpledged liquid securities as of December 31, 2018, mainly fixed-rate MBS and U.S. agencies’ debentures, amounted to approximately $1.2 billion. The Corporation does not rely on uncommitted inter-bank lines of credit (federal funds lines) to fund its operations and does not include them in the basic liquidity measure. As of December 31, 2018, the holding company had $17.1 million of cash and cash equivalents. Cash and cash equivalents at the Bank level as of December 31, 2018 were approximately $579.3 million. The Bank had $555.6 million in brokered CDs as of December 31, 2018, of which approximately $259.6 million mature over the next twelve months. Liquidity at the Bank level is highly-dependent on bank deposits, which fund 74% of the Bank’s assets (or 69%, excluding brokered CDs).

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

The Corporation has continued reducing the amounts of its outstanding brokered CDs. As of December 31, 2018, the amount of brokered CDs had decreased $594.9 million to $555.6 million from $1.2 billion as of December 31, 2017. At the same time as the Corporation focuses on reducing its reliance on brokered CDs, it is seeking to add core deposits. In 2018, the Corporation increased non-brokered deposits, excluding government deposits, by $318.2 million to $7.5 billion, as further discussed below.

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

The Corporation’s principal sources of funding are:

Deposits

The following table presents the composition of total deposits:

	Weighted Average
	Cost as of	As of December 31,
	December 31, 2018	2018	2017	2016
(Dollars in thousands)
Interest-bearing savings accounts	0.64%	$2,334,949	$2,401,385	$2,518,496
Interest-bearing checking accounts	0.39%	1,304,043	1,207,511	1,075,929
Certificates of deposit	1.61%	2,960,241	3,580,070	3,752,625
Interest-bearing deposits	1.03%	6,599,233	7,188,966	7,347,050
Non-interest-bearing deposits		2,395,481	1,833,665	1,484,155

Total		$8,994,714	$9,022,631	$8,831,205
Interest-bearing deposits:
Average balance outstanding		$6,874,007	$7,204,903	$7,750,185
Non-interest-bearing deposits:
Average balance outstanding		$2,209,958	$1,580,177	$1,415,913
Weighted average rate during
the period on interest-
bearing deposits		0.98%	0.92%	0.87%

Brokered CDs – Historically, a large portion of the Corporation’s funding has been brokered CDs issued by FirstBank. Total brokered CDs decreased during 2018 by $594.9 million to $555.6 million as of December 31, 2018.

   The average remaining term to maturity of the retail brokered CDs outstanding as of December 31, 2018 was approximately 1.3 years.

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

The following table presents contractual maturities of time deposits with denominations of $100,000 or higher as of December 31, 2018:

Total
(In thousands)

Three months or less	$386,411
Over three months to six months	288,579
Over six months to one year	547,880
Over one year	994,665
Total	$2,217,535

Certificates of deposit in denominations of $100,000 or higher include brokered CDs of $555.6 million issued to deposit brokers in the form of large certificates of deposit that are generally participated out by brokers in shares of less than the FDIC insurance limit.

Government deposits – As of December 31, 2018, the Corporation had $677.3 million of Puerto Rico public sector deposits ($544.6 million in transactional accounts and $132.7 million in time deposits), compared to $490.3 million as of December 31, 2017. Approximately 34% is from municipalities and municipal agencies in Puerto Rico and 66% is from public corporations and the central government and agencies.

In addition, as of December 31, 2018, the Corporation had $223.4 million of government deposits in the Virgin Islands, compared to $161.7 million as of December 31, 2017.

Retail deposits – The Corporation’s deposit products also include regular saving accounts, demand deposit accounts, money market accounts and retail CDs. Total deposits, excluding brokered CDs and government deposits, increased by $318.2 million to $7.5 billion from a balance of $7.2 billion as of December 31, 2017. The higher balance reflects increases of $304.7 million and $88.4 million in Puerto Rico and the Virgin Islands, respectively, partially offset by a $75.0 million decrease in Florida. After the hurricanes and during 2018, the Corporation experienced rapid accumulation of deposits.  Total deposits as of December 31, 2018, excluding brokered CDs and government deposits, increased $318.2 million from December 31, 2017 and $695.2 million since September 30, 2017.  The most significant increase was in non-interest-bearing demand deposits, which grew 31%, or $561.8 million, between December 31, 2017 and December 31, 2018, and 51%, or $809.3 million, between September 30, 2017 and December 31, 2018.  Hurricane-related factors, such as the effect of disaster relief funds and settlement of insurance claims, contributed to this growth.  Although management expects the balances accumulated by deposit customers in the hurricane-affected areas to reduce over time, it is difficult to predict when and to what degree, and there may be further growth as insurance claims are resolved and additional disaster-recovery funds are distributed.  See Note 16 – “Deposits and Related Interest,” in the consolidated financial statements for the year ended December 31, 2018 included in Item 8 of this Form 10-K for further details.

See “Results of Operations - Net Interest Income” above for information about average balances of interest-bearing deposits, and the average interest rate paid on deposits for the years ended December 31, 2018, 2017 and 2016.

Borrowings

As of December 31, 2018, total borrowings amounted to $1.07 billion as compared to $1.22 billion and $1.19 billion as of December 31, 2017 and 2016, respectively.

The following table presents the composition of total borrowings as of the dates indicated:

	Weighted Average
	Rate as of	As of December 31,
	December 31, 2018	2018	2017	2016
(Dollars in thousands)
Securities sold under agreements
to repurchase	2.46%	$150,086	$300,000	$300,000
Advances from FHLB	2.07%	740,000	715,000	670,000
Other borrowings	5.38%	184,150	208,635	216,187
Total (1)		$1,074,236	$1,223,635	$1,186,187

Weighted average rate during
the period		3.02%	2.54%	2.62%

(1) Includes borrowings of $439.2 million as of December 31, 2018 that have variable interest rates or have maturities within a year.

Securities sold under agreements to repurchase - The Corporation’s investment portfolio is funded in part with repurchase agreements. The Corporation’s outstanding securities sold under repurchase agreements amounted to $350.1 million as of December 31, 2018, compared to $500 million as of December 31, 2017.  The Corporation repaid in the first quarter of 2018 a $100 million short-term repurchase agreement carried at a cost of 1.53%. In addition, during the third quarter of 2018, the Corporation repaid a $100 million long-term repurchase agreement called before its contractual maturity, which had an interest rate of 1.96%. One of the Corporation’s strategies has been the use of structured repurchase agreements and long-term repurchase agreements to reduce liquidity risk and manage exposure to interest rate risk by lengthening the final maturities of its liabilities while keeping funding costs at reasonable levels. In addition to these repurchase agreements, the Corporation has been able to maintain access to credit by using cost-effective sources such as FHLB advances. See Note 17, “Securities Sold Under Agreements to Repurchase,” in the consolidated financial statements for the year ended December 31, 2018 included in Item 8 of this Form 10-K for further details about repurchase agreements outstanding by counterparty and maturities.

As of December 31, 2018, the Corporation had $200 million of reverse repurchase agreements with a counterparty under a master netting arrangement that provides for a right of setoff that meets the conditions of Accounting Standards Codification (“ASC”) Topic 210-20-45-11 for a net presentation. These repurchase agreements and reverse repurchase agreements are presented net on the consolidated statement of financial condition.

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

Advances from the FHLB – The Bank is a member of the FHLB system and obtains advances to fund its operations under a collateral agreement with the FHLB that requires the Bank to maintain qualifying mortgages and/or investments as collateral for advances taken. As of December 31, 2018, the outstanding balance of FHLB advances was $740.0 million, compared to $715.0 million as of December 31, 2017.  During 2018, the Corporation repaid at maturity $95.0 million of fixed-rate advances from the FHLB carried at an average cost of 1.63%, offset by new 3-Year advances entered into in 2018 totaling $120.0 million with an average cost of 2.65%. As of December 31, 2018, the Corporation had $422.2 million available for additional credit on FHLB lines of credit.

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

The trust-preferred debentures are presented in the Corporation’s consolidated statement of financial condition as Other Borrowings. The variable-rate trust-preferred securities are fully and unconditionally guaranteed by the Corporation. The $100 million Junior Subordinated Deferrable Debentures issued by the Corporation in April 2004 and the $125 million issued in September 2004 mature on June 17, 2034 and September 20, 2034, respectively; however, under certain circumstances, the maturity of the subordinated debentures may be shortened (such shortening would result in a mandatory redemption of the variable-rate trust-preferred securities). The Collins Amendment of the Dodd-Frank Act eliminated certain trust-preferred securities from Tier 1 Capital. Bank holding companies, such as the Corporation, were required to fully phase out these instruments from Tier I capital by January 1, 2016; however, they may remain in Tier 2 capital until the instruments are redeemed or mature.

As mentioned above, during the first quarter of 2018, the Corporation completed the repurchase of $23.8 million of trust-preferred securities of the FBP Statutory Trust I that were being auctioned in a public sale at which the Corporation was invited to participate.    The Corporation repurchased and cancelled the repurchased trust-preferred securities, which resulted in a commensurate reduction in the related subordinated debenture.  As of December 31, 2018, the Corporation still had subordinated debentures outstanding in the aggregate amount of $184.2 million.

During the second quarter of 2016, the Corporation received approval from the Federal Reserve and paid $31.2 million for all the accrued but deferred interest payments, plus the interest for the 2016 second quarter, on the Corporation’s subordinated debentures associated with its trust-preferred securities. Subsequently, the Corporation has received quarterly regulatory approvals and made scheduled quarterly interest payments.  As of December 31, 2018, the Corporation was current on all interest payments due related to its subordinated debentures.  On October 3, 2017, the New York FED terminated the Written Agreement entered into on June 3, 2010 between the Corporation and the Federal Reserve.  However, the Corporation has agreed with its regulators to continue to obtain approval before paying dividends, receiving dividends from the Bank, making payments on subordinated debt or trust-preferred securities, incurring or guaranteeing debt or purchasing or redeeming any corporate stock. The Corporation has received approval to make the subordinated debentures’ quarterly payment through December 2019, subject to conditions established in the agreement with regulators.

Other Sources of Funds and Liquidity - The Corporation’s principal uses of funds are for the origination of loans and the repayment of maturing deposits and borrowings.  In connection with its mortgage banking activities, the Corporation has invested in technology and personnel to enhance the Corporation’s secondary mortgage market capabilities.

The enhanced capabilities improve the Corporation’s liquidity profile as they allow the Corporation to derive liquidity, if needed, from the sale of mortgage loans in the secondary market. The U.S. (including Puerto Rico) secondary mortgage market is still highly liquid, in large part because of the sale of mortgages through guarantee programs of the FHA, VA, U.S. Department of Housing and Urban Development (“HUD”), FNMA and FHLMC. During 2018, the Corporation sold approximately $233.2 million of FHA/VA mortgage loans to GNMA, which packages them into mortgage-backed securities. Any regulatory actions affecting GNMA, FNMA or FHLMC could adversely affect the secondary mortgage market.

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

As of December 31, 2018, the Corporation’s credit as a long-term issuer was rated B+ by S&P and B by Fitch. At the FirstBank subsidiary level, long-term issuer ratings as of December 31, 2018 were Caa1 by Moody’s, seven notches below their definition of investment grade, B+ by S&P, four notches below their definition of investment grade, and B by Fitch, six notches below their definition of investment grade. The Corporation’s credit ratings are dependent on a number of factors, both quantitative and qualitative, and are subject to change at any time. The disclosure of credit ratings is not a recommendation to buy, sell or hold the Corporation’s securities. Each rating should be evaluated independently of any other rating.

Cash Flows

Cash and cash equivalents were $586.2 million as of December 31, 2018, a decrease of $130.2 million when compared to the balance as of December 31, 2017. The following discussion highlights the major activities and transactions that affected the Corporation’s cash flows during 2018 and 2017:

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

For 2018 and 2017, net cash provided by operating activities was $288.3 million and $236.0 million, respectively.  Net cash generated from operating activities was higher than reported net income largely as a result of adjustments for items such as the provision for loan and lease losses, depreciation and amortization, and impairments, as well as the cash generated from sales of loans held for sale.

Cash Flows from Investing Activities

The Corporation’s investing activities primarily relate to originating loans to be held for investment and the purchasing, selling and repaying of available-for-sale and held-to-maturity investment securities. For the year ended December 31, 2018, net cash used in investing activities was $223.3 million, primarily reflecting the effect of purchases of U.S. agencies’ debt and mortgage-backed securities, partially offset by U.S. agencies MBS prepayments and proceeds from the aforementioned sales of adversely-classified commercial loans and seasoned residential mortgage loans.

For the year ended December 31, 2017, net cash used in investing activities was $73.3 million, primarily reflecting the effect of purchases of investment securities completed during 2017.

 Cash Flows from Financing Activities

The Corporation’s financing activities primarily include the receipt of deposits and the issuance of brokered CDs, the issuance and payments on long-term debt, the issuance of equity instruments and activities related to its short-term funding. During the year ended December 31, 2018, net cash used by financing activities was $195.3 million, mainly reflecting the effect of the repayment of maturing brokered CDs and borrowings, dividends paid on common and preferred stock, and the cash used for the repurchase and cancellation of trust-preferred securities, partially offset by the increase in non-brokered deposits.

For the year ended December 31, 2017, net cash provided by financing activities was $254.0 million, mainly due to the increase in non-brokered deposits and higher reliance on FHLB advances, partially offset by the repayment of maturing brokered CDs, dividends paid on preferred stock, and the cash used for the repurchase and cancellation of trust-preferred securities.

Capital

As of December 31, 2018, the Corporation’s stockholders’ equity was $2.0 billion, an increase of $175.6 million from December 31, 2017.  The increase was mainly driven by the earnings generated in 2018, partially offset by the decrease in the fair value of available-for-sale investment securities recorded as part of other comprehensive loss in total equity and dividends paid on preferred and common stock.  During the fourth quarter of 2018, for the first time since June 2009, the Corporation declared a quarterly cash dividend of $0.03 per common share, or an aggregate $6.5 million. On December 31, 2016, for the first time since July 2009, the Corporation paid dividends on its non-cumulative perpetual monthly income preferred stock, after receiving regulatory approval.  Since then, the Corporation has continued to pay monthly dividend payments on the non-cumulative perpetual monthly income preferred stock. As mentioned above, on October 3, 2017, the Federal Reserve terminated the Written Agreement entered into on June

3, 2010 between the Corporation and the Federal Reserve.  However, the Corporation has agreed with its regulators to continue to obtain approval before paying dividends, receiving dividends from the Bank, making payments on subordinated debt or trust-preferred securities, incurring or guaranteeing debt or purchasing or redeeming any corporate stock. The Corporation received regulatory approvals to pay the monthly dividends on the Corporation’s Series A through E Preferred Stock and quarterly dividends on the common stocks through December 2019, subject to conditions established in the agreement with regulators. The Corporation intends to request approval in future periods to continue to pay monthly dividend payments on the non-cumulative perpetual monthly income preferred stock and quarterly dividends on common stock.

Set forth below are First BanCorp.'s and FirstBank's regulatory capital ratios as of December 31, 2018 and December 31, 2017:

			Banking Subsidiary
					To be well capitalized
	First BanCorp.		FirstBank		- General thresholds
		Fully		Fully
As of December 31, 2018	Actual	Phased-in (1)	Actual	Phased-in (1)
Total capital ratio (Total capital to risk-weighted assets)	24.00%	23.50%	23.51%	23.02%	10.00%
Common Equity Tier 1 capital ratio
(Common equity Tier 1 capital to risk-weighted assets)	20.30%	19.86%	18.76%	18.35%	6.50%
Tier 1 capital ratio (Tier 1 capital to risk-weighted assets)	20.71%	20.26%	22.25%	21.76%	8.00%
Leverage ratio	15.37%	15.37%	16.53%	16.53%	5.00%

			Banking Subsidiary
					To be well capitalized
	First BanCorp.		FirstBank		- General thresholds
		Fully		Fully
As of December 31, 2017	Actual	Phased-in (1)	Actual	Phased-in (1)
Total capital ratio (Total capital to risk-weighted assets)	22.53%	21.99%	22.06%	21.53%	10.00%
Common Equity Tier 1 capital ratio
(Common equity Tier 1 capital to risk-weighted assets)	18.96%	18.09%	17.70%	16.86%	6.50%
Tier 1 capital ratio (Tier 1 capital to risk-weighted assets)	18.97%	18.49%	20.79%	20.26%	8.00%
Leverage ratio	14.03%	14.01%	15.39%	15.37%	5.00%

(1)

Certain adjustments required under Basel III rules were phased-in through the end of 2018 although certain elements of the Basel III rules have recently been deferred by the federal banking agencies. The ratios shown in this column were calculated assuming fully phased-in adjustments as if they were effective as of December 31, 2018 and 2017.

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

The Basel III rules require the Corporation to maintain an additional capital conservation buffer of 2.5% to avoid limitations on both (i) capital distributions (e.g., repurchases of capital instruments, dividends and interest payments on capital instruments) and (ii) discretionary bonus payments to executive officers and heads of major business lines. The phase-in of the capital conservation buffer began on January 1, 2016 with a first year requirement of 0.625% of additional Common Equity Tier 1 capital (“CET1”), which is being progressively increased, by that same percentage amount on each subsequent January 1 until it reached the fully phased-in 2.5% CET1 requirement on January 1, 2019.

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

The following table is a reconciliation of the Corporation’s tangible common equity and tangible assets for the years ended December 31, 2018 and 2017, respectively:

	December 31,	December 31,
(In thousands, except ratios and per share information)	2018	2017

Total equity - GAAP	$2,044,704	$1,869,097
Preferred equity	(36,104)	(36,104)
Goodwill	(28,098)	(28,098)
Purchased credit card relationship intangible	(5,702)	(8,000)
Core deposit intangible	(4,335)	(5,478)
Insurance customer relationship intangible	(622)	(775)

Tangible common equity	$1,969,843	$1,790,642

Total assets - GAAP	$12,243,561	$12,261,268
Goodwill	(28,098)	(28,098)
Purchased credit card relationship intangible	(5,702)	(8,000)
Core deposit intangible	(4,335)	(5,478)
Insurance customer relationship intangible	(622)	(775)
Tangible assets	$12,204,804	$12,218,917
Common shares outstanding	217,235	216,278

Tangible common equity ratio	16.14%	14.65%
Tangible book value per common share	$9.07	$8.28

On May 17, 2018, the U.S. Department of the Treasury fully exercised its warrant to purchase 1,285,899 shares of the Corporation’s common stock on a cashless basis, resulting in the issuance of 730,571 shares of common stock.

The Banking Law of the Commonwealth of Puerto Rico requires that a minimum of 10% of FirstBank’s net income for the year be transferred to a legal surplus reserve until such surplus equals the total of paid-in capital on common and preferred stock. Amounts transferred to the legal surplus reserve from the retained earnings account are not available for distribution to the Corporation, including for payment as dividends to the stockholders, without the prior consent of the Puerto Rico Commissioner of Financial Institutions. The Puerto Rico Banking Law provides that, when the expenditures of a Puerto Rico commercial bank are greater than receipts, the excess of the expenditures over receipts must be charged against the undistributed profits of the bank, and the balance, if any, must be charged against the legal surplus reserve, as a reduction thereof. If there is no legal surplus reserve sufficient to cover such balance in whole or in part, the outstanding amount must be charged against the capital account and the Bank cannot pay dividends until it can replenish the legal surplus reserve to an amount of at least 20% of the original capital contributed. During 2018 and 2017, $20.5 million and $7.3 million, respectively, were transferred to the legal surplus reserve. FirstBank’s legal surplus reserve, included as part of retained earnings in the Corporation’s statement of financial condition, amounted to $80.2 million and $59.7 million as of December 31, 2018 and 2017, respectively.

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

As a provider of financial services, the Corporation routinely enters into commitments with off-balance sheet risk to meet the financial needs of its customers. These financial instruments may include loan commitments and standby letters of credit. These commitments are subject to the same credit policies and approval process used for on-balance sheet instruments. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the statement of financial position. As of December 31, 2018, commitments to extend credit amounted to approximately $1.4 billion, of which $680.9 million related to credit card loans.  Commercial and financial standby letters of credit amounted to approximately $72.5 million.

Contractual Obligations and Commitments

       The following table presents information about the maturities of the Corporation’s contractual obligations and commitments, which consist of CDs, long-term contractual debt obligations, and commitments to extend credit:

	Contractual Obligations and Commitments
	As of December 31, 2018
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
(In thousands)

Contractual obligations:
Certificates of deposit	$2,960,241	$1,665,406	$965,271	$325,945	$3,619
Securities sold under agreements to repurchase (1)	150,086	50,086	-	100,000	-
Advances from FHLB	740,000	205,000	335,000	200,000	-
Other borrowings	184,150	-	-	-	184,150
Operating leases	75,628	9,640	16,970	12,574	36,444
Other contractual obligations	69,294	43,722	17,988	3,734	3,850
Total contractual obligations	$4,179,399	$1,973,854	$1,335,229	$642,253	$228,063

Commitments to sell mortgage loans	$6,339

Standby letters of credit	$2,865

Commitments to extend credit:
Lines of credit	$1,177,854
Letters of credit	69,664
Construction undisbursed funds	160,905
Total commercial commitments	$1,408,423

(1) Reported net of reverse repurchase agreements by counterparties, when applicable, pursuant to ASC Topic 210-20-45-11.

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

As of December 31, 2018, the 12-month net interest income is forecasted assuming the December 31, 2018 interest rate curves remain constant. Then, net interest income is estimated under rising and falling rate scenarios.  For the rising rate scenario, a gradual (ramp) parallel upward shift of the yield curve is assumed during the first 12 months (the “+200 ramp” scenario). Conversely, for the falling rate scenario, a gradual (ramp) parallel downward shift of the yield curve is assumed during the first 12 months (the “-200 ramp” scenario). However, given the current low levels of interest rates, a full downward shift of 200 basis points would represent an unrealistic scenario. Therefore, under the falling rate scenario, rates move downward up to 200 basis points, but without reaching zero. The resulting scenario shows interest rates close to zero in most cases, reflecting a flattening yield curve instead of a parallel downward scenario.

The Libor/Swap curve for December 31, 2018, as compared to December 2017, reflected a 99 basis point increase in the short-term horizon, between 1 to 12 months, while market rates increased by 42 basis points in the medium term, that is, between 2 to 5 years. In the long-term, that is, over a 5-year time horizon, market rates increased by 31 basis points, causing a more flattened yield curve. The U.S. Treasury curve in the short-term increased by 103 basis points and in the medium-term horizon increased by 40 basis points as compared to the December 2017 end of month levels. The long-term horizon increased by 29 basis points as compared to December 2017 end of month levels.

The following table presents the results of the simulations as of December 31, 2018 and December 31, 2017. Consistent with prior years, these exclude non-cash changes in the fair value of derivatives:

	December 31, 2018				December 31, 2017
	Net Interest Income Risk				Net Interest Income Risk
	(Projected for the next 12 months)				(Projected for the next 12 months)
	Static Simulation		Growing Balance Sheet		Static Simulation		Growing Balance Sheet
(Dollars in millions)	Change	% Change	Change	% Change	Change	% Change	Change	% Change
+ 200 bps ramp	$5.7	1.05%	$8.7	1.50%	$18.0	3.55%	$17.5	3.42%
- 200 bps ramp	$(7.2)	(1.31)%	$(9.1)	(1.57)%	$(14.6)	(2.89)%	$(17.7)	(3.47)%

The Corporation continues to manage its balance sheet structure to control the overall interest rate risk. As of December 31, 2018, the simulations showed that the Corporation maintained an asset-sensitive position.  The Corporation has continued repositioning the balance sheet and improving the funding mix, driven by an increase in the average balance of non-interest-bearing deposits and reductions in brokered CDs, repurchase agreements and other borrowings.  The above-mentioned growth in non-interest-bearing deposits, along with proceeds from US agencies mortgage-backed securities and loan repayments, has helped the Corporation continue to maintain high liquidity levels.

Taking into consideration the above-mentioned facts for modeling purposes, the net interest income for the next 12 months under a non-static balance sheet scenario is estimated to increase by $8.7 million in the rising rate scenario when compared against the Corporation’s flat or unchanged interest rate forecast scenario. Under the falling rate, non-static scenario, net interest income is estimated to decrease by $9.1 million.

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

Forward Contracts - Forward contracts are sales of TBAs that will settle over the standard delivery date and do not qualify as “regular-way” security trades. Regular-way security trades are contracts that have no net settlement provision and no market mechanism to facilitate net settlement and that provide for delivery of a security within the timeframe generally established by regulations or conventions in the market place or exchange in which the transaction is being executed. The forward sales are considered derivative instruments that need to be marked-to-market. These securities are used to economically hedge the FHA/VA residential mortgage loan securitizations of the mortgage-banking operations. Also reported as forward contracts are mandatory mortgage loan sales commitments entered into with GSEs that require or permit net settlement via a pair-off transaction or the payment of a pair-off fee.  Unrealized gains (losses) are recognized as part of mortgage banking activities in the consolidated statements of income.

For detailed information regarding the volume of derivative activities (e.g., notional amounts), location and fair values of derivative instruments in the consolidated statements of financial condition and the amount of gains and losses reported in the consolidated statements of income, see Note 33, “Derivative Instruments and Hedging Activities,” of the Corporation’s consolidated financial statements for the year ended December 31, 2018 included in Item 8 of this Form 10-K.

The following tables summarize the fair value changes in the Corporation’s derivatives as well as the sources of the fair values:

	Asset Derivatives	Liability Derivatives
	Year Ended	Year Ended
(In thousands)	December 31, 2018	December 31, 2018

Fair value of contracts outstanding at the beginning of the year	$312	$(324)
Fair value of new contracts entered into during the period	528	(149)
Changes in fair value during the year	178	(527)
Fair value of contracts outstanding as of December 31, 2018	$1,018	$(1,000)

Sources of Fair Value

	Maturity by Period
	Maturity Less Than One Year	Maturity 1-3 Years	Maturity 3-5 Years	Maturity in Excess of 5 Years	Total Fair Value

(In thousands)
As of December 31, 2018
Pricing from observable market inputs - Asset Derivatives	$395	$529	$94	$-	$1,018
Pricing from observable market inputs - Liability Derivatives	(383)	(529)	(88)	-	(1,000)
	$12	$-	$6	$-	$18

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

As of December 31, 2018 and December 31, 2017, all of the derivative instruments held by the Corporation were considered undesignated economic hedges.

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

Credit Risk Management

First BanCorp. is subject to credit risk mainly with respect to its portfolio of loans receivable and off-balance-sheet instruments, mainly derivatives and loan commitments. Loans receivable represents loans that First BanCorp. holds for investment and, therefore, First BanCorp. is at risk for the term of the loan. Loan commitments represent commitments to extend credit, subject to specific conditions, for specific amounts and maturities. These commitments may expose the Corporation to credit risk and are subject to the same review and approval process as for loans made by the Bank. See “Contractual Obligations, Commitments and Contingencies” above for further details. The credit risk of derivatives arises from the potential that the counterparty will default on its contractual obligations. To manage this credit risk, the Corporation deals with counterparties of good credit standing, enters into master netting agreements whenever possible and, when appropriate, obtains collateral. For further details and information on the Corporation’s derivative credit risk exposure, see “Interest Rate Risk Management,” above. The Corporation manages its credit risk through its credit policy, underwriting, independent loan review and quality control procedures, statistical analysis, comprehensive financial analysis, and established management committees. The Corporation also employs proactive collection and loss mitigation efforts. Furthermore, personnel performing structured loan workout functions are responsible for mitigating defaults and minimizing losses upon default within each region and for each business segment. In the case of the commercial and industrial (“C&I”), commercial mortgage and construction loan portfolios, the Special Asset Group (“SAG”) focuses on strategies for the accelerated reduction of non-performing assets through note sales, short sales, loss mitigation programs, and sales of OREO.  In addition to the management of the resolution process for problem loans, the SAG oversees collection efforts for all loans to prevent migration to the nonccrual and/or adversely classified status.  The SAG utilizes relationship officers, collection specialists and attorneys. In the case of residential construction projects, the workout function monitors project specifics, such as project management and marketing, as deemed necessary.

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

Hurricanes Maria and Irma caused widespread property damage, flooding, power outages, and water and communication services interruptions, and severely disrupted normal economic activity in the affected areas.  The methodologies used by the Corporation to determine the hurricane-related qualitative reserve estimates and for the review of individual large commercial credits are discussed in detail in Note 1, “Nature of Business and Summary of Significant Accounting Policies,” in the audited consolidated financial statements for the year ended December 31, 2018, which are included in Item 8 of this Form 10-K, and in “Results of Operations – Provision for Loan and Lease Losses” above.  With the ongoing collection of information on individual commercial customers and statistics on the consumer and residential loan portfolios, the loss estimate was revised during 2018 and will be revised in the future as needed.

The ratio of the allowance for loan and lease losses to total loans held for investment was 2.22% as of December 31, 2018, compared to 2.62% as of December 31, 2017. The change for each portfolio follows:

•          The allowance to total loans ratio for the residential mortgage portfolio decreased from 1.79% as of December 31, 2017 to 1.61% as of December 31, 2018, primarily due to lower nonaccrual and delinquency loan levels.

•          The allowance to total loans ratio for the commercial mortgage portfolio increased from 3.00% as of December 31, 2017 to 3.65% as of December 31, 2018, driven by the effect of the downgrade in the credit risk classification of three large loans totaling $110.4 million.

•          The allowance to total loans for the C&I portfolio decreased from 2.35% as of December 31, 2017 to 1.52% as of December 31, 2018, reflecting the effect of a $5.5 million net loan loss reserve release related to revised estimates of the qualitative reserve associated with the effects of Hurricanes Maria and Irma, primarily due to updated assessments about the performance and repayment prospects of certain individually assessed commercial loans, charge-offs taken against previously-established reserves, and reserve releases related to the upgrade in the credit risk classification of certain loans.

•          The allowance to total loans for the construction loan portfolio increased from 4.06% as of December 31, 2017 to 4.52% as of December 31, 2018, reflecting the effect of the sale in 2018 of a $27.0 million nonaccrual construction loan that carried a specific reserve of $0.6 million as of December 31, 2017.

•          The allowance to total loans for the consumer loan portfolio decreased from 4.06% as of December 31, 2017 to 2.77% as of December 31, 2018, reflecting the effect of both $10.9 million of consumer loan charge-offs taken against previously-established hurricane-related qualitative reserves and hurricane-related qualitative reserve releases of $8.4 million resulting from payments received during 2018 that reduced the balance of the consumer loan portfolio outstanding on the dates of the hurricanes and updated payment patterns and credit risk analyses applied to consumer borrowers that were subject to payment deferral programs that expired early in 2018.

The ratio of the total allowance to nonaccrual loans held for investment was 62.15% as of December 31, 2018 compared to 47.36% as of December 31, 2017, reflecting the effect of the $173.6 million decrease in nonaccrual loans held for investment, driven by the aforementioned transfers to held for sale of nonaccrual commercial and construction loans totaling $74.4 million (net of fair value write-downs of $22.2 million), including $57.2 million in nonaccrual commercial mortgage loans that were eventually sold.

Substantially all of the Corporation’s loan portfolio is located within the boundaries of the U.S. economy. Whether the collateral is located in Puerto Rico, the USVI or BVI or the U.S. mainland (mainly in the state of Florida), the performance of the Corporation’s loan portfolio and the value of the collateral supporting the transactions are dependent upon the performance of and conditions within each specific area’s real estate market. The real estate market in Puerto Rico experienced readjustments in value driven by reduced demand and general adverse economic conditions that were exacerbated by the effects of Hurricanes Maria and Irma. The Corporation sets adequate loan-to-value ratios following its regulatory and credit policy standards.

As shown in the following table, the allowance for loan and lease losses amounted to $196.4 million as of December 31, 2018, or 2.22% of total loans, compared with $231.8 million, or 2.62% of total loans, as of December 31, 2017. See “Results of Operations - Provision for Loan and Lease Losses” above for additional information.

The following table sets forth an analysis of the activity in the allowance for loan and lease losses during the periods indicated:

Year Ended December 31,	2018	2017	2016	2015	2014
(Dollars in thousands)
Allowance for loan and lease losses, beginning of year	$231,843	$205,603	$240,710	$222,395	$285,858
Provision (release) for loan and lease losses:
Residential Mortgage (1)	13,202	50,744	25,090	30,377	17,487
Commercial Mortgage (2)	23,074	30,054	8,688	66,884	(7,076)
Commercial and Industrial (3)	(8,440)	1,018	17,075	34,575	36,681
Construction (4)	7,032	4,835	497	(6,891)	(17,508)
Consumer and Finance Leases (5)	24,385	57,603	35,383	47,100	79,946
Total provision for loan and lease losses (6)	59,253	144,254	86,733	172,045	109,530
Charge-offs:
Residential Mortgage	(24,775)	(28,186)	(33,621)	(19,317)	(24,345)
Commercial Mortgage	(23,911)	(39,092)	(20,454)	(56,101)	(25,807)
Commercial and Industrial	(9,704)	(19,855)	(26,579)	(33,844)	(61,935)
Construction	(8,296)	(3,607)	(1,770)	(4,994)	(11,533)
Consumer and Finance Leases	(50,106)	(44,030)	(54,504)	(62,465)	(76,696)
Total charge offs	(116,792)	(134,770)	(136,928)	(176,721)	(200,316)
Recoveries:
Residential Mortgage	3,392	2,437	2,941	1,209	1,049
Commercial Mortgage	7,925	270	816	6,534	10,639
Commercial and Industrial	1,819	5,755	2,689	4,316	3,680
Construction	334	732	316	2,582	6,049
Consumer and Finance Leases	8,588	7,562	8,326	8,350	5,906
Total recoveries	22,058	16,756	15,088	22,991	27,323
Net charge-offs	(94,734)	(118,014)	(121,840)	(153,730)	(172,993)
Allowance for loan and lease losses, end of year	$196,362	$231,843	$205,603	$240,710	$222,395
Allowance for loan and lease losses to year-end total
loans held for investment	2.22%	2.62%	2.31%	2.64%	2.44%
Net charge-offs (annualized) to average loans outstanding during the year	1.09%	1.33%	1.37%	1.68%	1.84%
Provision for loan and lease losses to net charge-offs during the year	0.63x	1.22x	0.71x	1.12x	0.63x
Provision for loan and lease losses to net charge-offs
during the year, excluding the effect of the hurricane-related reserve releases/charges
in 2018 and 2017 (7)	0.80x	0.62x	0.71x	1.12x	0.63x
_________
(1)

Net of a $0.4 million net loan loss reserve release for the year ended December 31, 2018 associated with revised estimates of the effects of Hurricanes Irma and Maria. For the year ended December 31, 2017, includes a charge to the provision of $14.6 million associated with the effects of Hurricanes Irma and Maria.

(2)

Net of a $1.9 million net loan loss reserve release for the year ended December 31, 2018 associated with revised estimates of the effects of Hurricanes Irma and Maria. For the year ended December 31, 2017, includes a charge to the provision of $12.1 million associated with the effects of Hurricanes Irma and Maria.

(3)

Net of a $5.5 million net loan loss reserve release for the year ended December 31, 2018 associated with revised estimates of the effects of Hurricanes Irma and Maria. For the year ended December 31, 2017, includes a charge to the provision of $15.9 million associated with the effects of Hurricanes Irma and Maria.

(4)

Net of a $0.7 million net loan loss reserve release for the year ended December 31, 2018 associated with revised estimates of the effects of Hurricanes Irma and Maria. For the year ended December 31, 2017, includes a charge to the provision of $3.7 million associated with the effects of Hurricanes Irma and Maria.

(5)

Net of an $8.4 million net loan loss reserve release for the year ended December 31, 2018 associated with revised estimates of the effects of Hurricanes Irma and Maria. For the year ended December 31, 2017, includes a charge to the provision of $25.0 million associated with the effects of Hurricanes Irma and Maria.

(6)

Net of a $16.9 million net loan loss reserve release for the year ended December 31, 2018 associated with revised estimates of the effects of Hurricanes Irma and Maria. For the year ended December 31, 2017, includes a provision of $71.3 million associated with the effects of Hurricanes Irma and Maria.

(7)	Non-GAAP financial measure, see "Basis of Presentation" below for a reconciliation of this measure.

      The following table sets forth information concerning the allocation of the Corporation’s allowance for loan and lease losses by loan category and the percentage of loan balances in each category to the total of such loans as of the dates indicated:

As of December 31,	2018		2017		2016		2015		2014
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans

(Dollars in thousands)
Residential mortgage loans	$50,794	36%	$58,975	37%	$33,980	37%	$39,570	36%	$27,301	33%
Commercial mortgage loans	55,581	17%	48,493	18%	57,261	18%	68,211	17%	50,894	18%
Construction loans	3,592	1%	4,522	1%	2,562	1%	3,519	2%	12,822	1%
Commercial and Industrial	32,546	24%	48,871	24%	61,953	25%	68,768	25%	63,721	25%
Consumer loans and finance leases	53,849	22%	70,982	20%	49,847	19%	60,642	20%	67,657	23%
	$196,362	100%	$231,843	100%	$205,603	100%	$240,710	100%	$222,395	100%

    The following table sets forth information concerning the composition of the Corporation's allowance for loan and lease losses as of December 31, 2018 and 2017 by loan category and by whether the allowance and related provisions were calculated individually or through a general valuation allowance:

As of December 31, 2018	Residential Mortgage Loans	Commercial Mortgage Loans	Commercial and Industrial Loans		Consumer and Finance Leases
				Construction Loans
(Dollars in thousands)						Total
Impaired loans without specific reserves:
Principal balance of loans, net of charge-offs	$110,238	$43,358	$30,030	$2,431	$2,340	$188,397
Impaired loans with specific reserves:
Principal balance of loans, net of charge-offs	293,494	184,068	61,162	4,162	28,986	571,872
Allowance for loan and lease losses	19,965	17,684	9,693	760	5,874	53,976
Allowance for loan and lease losses to
principal balance	6.80%	9.61%	15.85%	18.26%	20.26%	9.44%
PCI loans:
Carrying value of PCI loans	143,176	3,464	-	-	-	146,640
Allowance for PCI loans	10,954	400	-	-	-	11,354
Allowance for PCI loans to carrying value	7.65%	11.55%	-	-	-	7.74%

Loans with general allowance:
Principal balance of loans	2,616,300	1,291,772	2,056,919	72,836	1,913,387	7,951,214
Allowance for loan and lease losses	19,875	37,497	22,853	2,832	47,975	131,032
Allowance for loan and lease losses to
principal balance	0.76%	2.90%	1.11%	3.89%	2.51%	1.65%

Total loans held for investment:
Principal balance of loans	$3,163,208	$1,522,662	$2,148,111	$79,429	$1,944,713	$8,858,123
Allowance for loan and lease losses	50,794	55,581	32,546	3,592	53,849	196,362
Allowance for loan and lease losses to
principal balance (1)	1.61%	3.65%	1.52%	4.52%	2.77%	2.22%

	Residential Mortgage Loans	Commercial Mortgage Loans	Commercial and Industrial Loans		Consumer and Finance Leases
				Construction Loans
(Dollars in thousands)						Total

As of December 31, 2017
Impaired loans without specific reserves:
Principal balance of loans, net of charge-offs	$116,818	$65,100	$28,292	$48	$2,788	$213,046

Impaired loans with specific reserves:
Principal balance of loans, net of charge-offs	316,616	87,814	90,008	47,218	35,606	577,262
Allowance for loan and lease losses	22,086	9,783	12,359	2,017	5,165	51,410
Allowance for loan and lease losses to
principal balance	6.98%	11.14%	13.73%	4.27%	14.51%	8.91%

PCI loans:
Carrying value of PCI loans	153,991	4,183	-	-	-	158,174
Allowance for PCI loans	10,873	378	-	-	-	11,251
Allowance for PCI loans to carrying value	7.06%	9.04%	-	-	-	7.11%

Loans with general allowance:
Principal balance of loans	2,703,532	1,457,875	1,964,953	64,131	1,711,503	7,901,994
Allowance for loan and lease losses	26,016	38,332	36,512	2,505	65,817	169,182
Allowance for loan and lease losses to
principal balance	0.96%	2.63%	1.86%	3.91%	3.85%	2.14%

Total loans held for investment:
Principal balance of loans	$3,290,957	$1,614,972	$2,083,253	$111,397	$1,749,897	$8,850,476
Allowance for loan and lease losses	58,975	48,493	48,871	4,522	70,982	231,843
Allowance for loan and lease losses to
principal balance (1)	1.79%	3.00%	2.35%	4.06%	4.06%	2.62%

(1)  Loans used in the denominator include PCI loans of $146.6 million and $158.2 million as of December 31, 2018 and 2017, respectively. However, the Corporation separately tracks and reports PCI loans and excludes these loans from the amounts of nonaccrual loans, impaired loans, TDRs and non-performing assets.

The following table show the activity for impaired loans held for investment during 2018, 2017 and 2016:

	2018	2017	2016
(In thousands)
Impaired Loans:
Balance at beginning of year	$790,308	$887,905	$806,509
Loans determined impaired during the year	250,524	140,977	288,202
Charge-offs (1)	(57,152)	(82,113)	(67,210)
Loans sold, net of charge-offs	(4,121)	(53,245)	(8,675)
Increases to existing impaired loans	7,335	8,292	3,236
Foreclosures	(36,453)	(37,513)	(36,161)
Loans no longer considered impaired	(5,417)	(3,526)	(27,643)
Loans transferred to held for sale	(74,052)	-	-
Paid in full or partial payments	(110,703)	(70,469)	(70,353)
Balance at end of year	$760,269	$790,308	$887,905

(1) For the year ended December 31, 2018, includes charge-offs totaling $22.2 million associated with the $74.4 million in nonaccrual loans transferred to held for sale during 2018. For the year ended December 31, 2017, includes a charge-off of $10.7 million associated with the sale of the PREPA credit line, and for the year ended December 31, 2016, includes $4.2 million of charge-offs related to impaired loans included in the sale of the $16.3 million pool of non-performing assets.

Nonaccrual loans and Non-performing Assets

Total non-performing assets consist of nonaccrual loans (generally loans held for investment or loans held for sale on which the recognition of interest income has been discontinued when the loan became 90 days past due or earlier if the full and timely collection of interest or principal is uncertain), foreclosed real estate and other repossessed properties, and non-performing investment securities. When a loan is placed in nonaccrual status, any interest previously recognized and not collected is reversed and charged against interest income. Cash payments received on certain loans that are impaired and collateral-dependent are recognized when collected in accordance with the contractual terms of the loans.  The principal portion of the payment is used to reduce the principal balance of the loan, whereas the interest portion is recognized on a cash basis (when collected). However, when management believes that the ultimate collectability of principal is in doubt, the interest portion is applied to the outstanding principal.  The risk exposure of this portfolio is diversified as to individual borrowers and industries, among other factors. In addition, a large portion is secured with real estate collateral.

Nonaccrual Loans Policy

Residential Real Estate Loans — The Corporation classifies real estate loans in nonaccrual status when interest and principal have not been received for a period of 90 days or more.

Commercial and Construction Loans — The Corporation places commercial loans (including commercial real estate and construction loans) in nonaccrual status when interest and principal have not been received for a period of 90 days or more or when collection of all of the principal or interest is not expected due to deterioration in the financial condition of the borrower.

Finance Leases — Finance leases are classified in nonaccrual status when interest and principal have not been received for a period of 90 days or more.

Consumer Loans — Consumer loans are classified in nonaccrual status when interest and principal have not been received for a period of 90 days or more. Credit card loans continue to accrue finance charges and fees until charged-off at 180 days delinquent.

Purchased Credit Impaired Loans — PCI loans were recorded at fair value at acquisition. Since the initial fair value of these loans included an estimate of credit losses expected to be realized over the remaining lives of the loans, the subsequent accounting for PCI loans differs from the accounting for non-PCI loans. The Corporation, therefore, separately tracks and reports PCI loans and excludes these from the amounts of nonaccrual loans, impaired loans, TDR loans, and non-performing assets.

Other Real Estate Owned

OREO acquired in settlement of loans is carried at the lower of cost (carrying value of the loan) or fair value less estimated costs to sell off the real estate. Appraisals are obtained periodically, generally on an annual basis.

Other Repossessed Property

The other repossessed property category generally includes repossessed boats and autos acquired in settlement of loans. Repossessed boats and autos are recorded at the lower of cost or estimated fair value.

Other Non-Performing Assets

This category consisted of bonds of the GDB and the Puerto Rico Public Buildings Authority prior to the sale of these non-performing bonds in the second quarter of 2017.  These bonds were previously held by the Corporation as part of its available-for-sale investment securities portfolio.

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

The following table presents non-performing assets as of the dates indicated:
	December 31,	December 31,	December 31,	December 31,	December 31,
	2018	2017	2016	2015	2014
(Dollars in thousands)
Nonaccrual loans held for investment:
Residential mortgage	$147,287	$178,291	$160,867	$169,001	$180,707
Commercial mortgage (1)	109,536	156,493	178,696	51,333	148,473
Commercial and industrial (1)	30,382	85,839	146,599	137,051	122,547
Construction (1)	8,362	52,113	49,852	54,636	29,354
Finance leases	1,329	1,237	1,335	2,459	5,245
Consumer	19,077	15,581	22,745	28,293	37,570
Total nonaccrual loans held for investment (1)	315,973	489,554	560,094	442,773	523,896
OREO	131,402	147,940	137,681	146,801	124,003
Other repossessed property	3,576	4,802	7,300	12,223	14,229
Other non-performing assets (2)	-	-	21,362	-	-
Total non-performing assets, excluding loans held for sale	450,951	642,296	726,437	601,797	662,128
Nonaccrual loans held for sale (1)	16,111	8,290	8,079	8,135	54,641
Total non-performing assets,
including nonaccrual loans held for sale (3)(4)	$467,062	$650,586	$734,516	$609,932	$716,769
Past due loans 90 days and still accruing (5) (6)	$158,527	$160,725	$135,808	$163,197	$162,887
Non-performing assets to total assets	3.81%	5.31%	6.16%	4.85%	5.63%
Nonaccrual loans held for investment to
total loans held for investment	3.57%	5.53%	6.30%	4.86%	5.76%
Allowance for loan and lease losses	$196,362	$231,843	$205,603	$240,710	$222,395
Allowance to total nonaccrual
loans held for investment	62.15%	47.36%	36.71%	54.36%	42.45%
Allowance to total nonaccrual loans held for
investment, excluding residential real estate loans	116.41%	74.48%	51.50%	87.92%	64.80%
_________
(1)

During the first and third quarters 2018, the Corporation transferred $74.4 million (net of fair value write-downs of $22.2 million recorded at the time of transfers) in nonaccrual loans to held for sale. Loans transferred to held for sale consisted of nonaccrual commercial mortgage loans totaling $39.6 million (net of fair value write-downs of $13.8 million), nonaccrual construction loans totaling $33.0 million (net of fair value write-downs of $6.7 million) and nonaccrual commercial and industrial loans totaling $1.8 million (net of fair value write-downs of $1.7 million). Approximately $27.2 million of the commercial mortgage loans transferred to loans held for sale and $30.0 million of the construction loans transferred to loans held for sale were eventually sold during the second, third and fourth quarters of 2018.

(2)	Fair market value of bonds of the GDB and the Puerto Rico Public Buildings Authority prior to the sale completed during the second quarter of 2017.
(3)

PCI loans accounted for under ASC Topic 310-30 of $146.6 million, $158.2 million, $165.8 million, $173.9 million and $102.6 million as of December 31, 2018, 2017, 2016, 2015 and 2014, respectively, are excluded and not considered non-performing due to the application of the accretion method, under which these loans will accrete interest income over the remaining life of the loans using estimated cash flow analysis.

(4)

Nonaccrual loans exclude $478.9 million, $374.7 million, $384.9 million, $414.9 million and $494.6 million of TDR loans that were in compliance with the modified terms and in accrual status as of December 31, 2018, 2017, 2016, 2015 and 2014, respectively.

(5)

It is the Corporation's policy to report delinquent residential mortgage loans insured by the FHA or guaranteed by the VA as past-due loans 90 days and still accruing as opposed to nonaccrual loans since the principal repayment is insured. These balances include $51.4 million of residential mortgage loans insured by the FHA or guaranteed by the VA that are over 15 months delinquent, and are no longer accruing interest as of December 31, 2018, taking into consideration the FHA interest curtailment process.

(6)

Amount includes PCI loans with individual delinquencies over 90 days and still accruing with a carrying value as of December 31, 2018, 2017, 2016, 2015, and 2014 of approximately $29.4 million, $29.3 million, $29.0 million, $23.2 million, and $15.7 million, respectively, primarily related to loans acquired from Doral Bank in the first quarter of 2015 and from Doral Financial in the second quarter of 2014.

The following table shows non-performing assets by geographic segment as of the indicated dates:

	December 31,	December 31,	December 31,	December 31,	December 31,
	2018	2017	2016	2015	2014
(Dollars in thousands)
Puerto Rico:
Nonaccrual loans held for investment:
Residential mortgage	$120,707	$147,852	$135,863	$147,975	$156,361
Commercial mortgage (1)	44,925	128,232	167,241	34,917	121,879
Commercial and industrial (2)	26,005	79,809	141,916	131,450	116,301
Construction (3)	6,220	14,506	10,227	11,894	24,526
Finance leases	1,329	1,237	1,335	2,459	5,245
Consumer	18,037	14,885	21,592	26,329	35,286
Total nonaccrual loans held for investment	217,223	386,521	478,174	355,024	459,598
OREO	124,124	140,063	128,395	133,121	111,041
Other repossessed property	3,357	4,723	7,217	12,115	14,150
Other non-performing assets (4)	-	-	21,362	-	-
Total non-performing assets, excluding nonaccrual loans
held for sale	344,704	531,307	635,148	500,260	584,789
Nonaccrual loans held for sale (1) (2) (3)	16,111	8,290	8,079	8,135	14,636
Total non-performing assets, including nonaccrual loans
held for sale (5)	$360,815	$539,597	$643,227	$508,395	$599,425
Past-due loans 90 days and still accruing (6)	$153,269	$151,724	$131,783	$154,915	$154,375
Virgin Islands:
Nonaccrual loans held for investment:
Residential mortgage	$12,106	$22,110	$19,860	$14,228	$15,483
Commercial mortgage	19,368	25,309	7,617	10,073	11,770
Commercial and industrial	4,377	6,030	4,683	5,601	6,246
Construction (7)	2,142	37,607	39,625	42,590	4,064
Consumer	710	281	452	471	887
Total nonaccrual loans held for investment	38,703	91,337	72,237	72,963	38,450
OREO	6,704	6,306	6,216	5,458	6,967
Other repossessed property	76	26	5	32	22
Total non-performing assets, excluding nonaccrual loans
held for sale	$45,483	$97,669	$78,458	$78,453	$45,439
Nonaccrual loans held for sale (7) (8)	-	-	-	-	40,005
Total non-performing assets, including nonaccrual loans
held for sale	$45,483	$97,669	$78,458	$78,453	$85,444
Past-due loans 90 days and still accruing	$5,258	$9,001	$2,133	$8,173	$5,281
United States:
Nonaccrual loans held for investment:
Residential mortgage	$14,474	$8,329	$5,144	$6,798	$8,863
Commercial mortgage	45,243	2,952	3,838	6,343	14,824
Construction	-	-	-	152	764
Consumer	330	415	701	1,493	1,397
Total nonaccrual loans held for investment	60,047	11,696	9,683	14,786	25,848
OREO	574	1,571	3,070	8,222	5,995
Other repossessed property	143	53	78	76	57
Total non-performing assets	$60,764	$13,320	$12,831	$23,084	$31,900
Past-due loans 90 days and still accruing	$-	$-	$1,892	$109	$3,231
________

(1)

During 2018, the Corporation transferred to held for sale nonaccrual commercial mortgage loans in Puerto Rico totaling $39.6 million (net of fair value write-downs of $13.8 million recorded at the time of transfers). Approximately $27.2 million of the commercial mortgage loans transferred to held for sale were eventually sold during the second and third quarters of 2018.

(2)	During 2018, the Corporation transferred to held for sale nonaccrual commercial and industrial loans in Puerto Rico totaling $1.8 million (net of fair value write-downs of $1.7 million).
(3)	During 2018, the Corporation transferred to held for sale a $3.0 million nonaccrual construction loan in Puerto Rico (net of a $1.6 million fair value write-down).
(4)	Fair market value of bonds of the GDB and the Puerto Rico Public Buildings Authority prior to the sale completed during the second quarter of 2017.
(5)

PCI loans accounted for under ASC Topic 310-30 of $146.6 million, $158.2 million, $165.8 million, $173.9 million and $102.6 million as of December 31, 2018, 2017, 2016, 2015 and 2014, respectively, are excluded and not considered nonaccrual due to the application of the accretion method, under which these loans will accrete interest income over the remaining life of the loans using estimated cash flow analysis.

(6)

Amount includes PCI loans with individual delinquencies over 90 days and still accruing with a carrying value as of December 31, 2018, 2017, 2016, 2015, and 2014 of approximately $29.4 million, $29.3 million, $29.0 million, $23.2 million, and $15.7 million, respectively, primarily related to loans acquired from Doral Bank in the first quarter of 2015 and from Doral Financial in the second quarter of 2014.

(7)

During 2018, the Corporation transferred to held for sale a $30.0 million nonaccrual construction loan in the Virgin Islands (net of a $5.1 million fair value write-down). The construction loans transferred to held for sale was eventually sold during the fourth quarter of 2018.

Total nonaccrual loans, including nonaccrual loans held for sale, were $332.1 million as of December 31, 2018.  This represents a decrease of $165.7 million from $497.8 million as of December 31, 2017. The decrease in nonaccrual loans was primarily attributable to: (i)  the restoration to accrual status of two large commercial loans totaling $69.7 million, including a  $34 million commercial mortgage loan that was restructured through a loan split in the second quarter of 2018 and paid off during the fourth quarter of 2018; (ii) sales of nonaccrual commercial and construction loans held for sale of $61.9 million; (iii) collections on commercial and construction nonaccrual loans of $32.3 million; (iv) commercial and construction nonaccrual loan charge-offs totaling $40.3 million; and (v) a $31.0 million decrease in residential nonaccrual loans.  These variances were partially offset by the inflow of two large commercial mortgage loans totaling $69.8 million related to a legacy commercial loan relationship that operates in both the Florida and Puerto Rico regions with independent sources of repayment.

Nonaccrual commercial mortgage loans, including nonaccrual commercial mortgage loans held for sale, decreased by $35.6 million to $120.9 million as of December 31, 2018 from $156.5 million as of December 31, 2017. The decrease was primarily related to the aforementioned $34 million commercial mortgage loan restructured and paid off in 2018, sales of $27.2 million of nonaccrual commercial mortgage loans, collections on nonaccrual commercial mortgage loans of $17.5 million, and commercial mortgage nonaccrual loan charge-offs of $23.8 million.  These variances were partially offset by the aforementioned inflow in 2018 of two large commercial mortgage loans totaling $69.8 million related to a legacy commercial loan relationship that operates in both the Florida and Puerto Rico regions. Total inflows of nonaccrual commercial mortgage loans held for investment amounted to $78.6 million during 2018, compared to $55.8 million in 2017.

Nonaccrual C&I loans, including nonaccrual C&I loans held for sale, decreased by $53.7 million to $32.1 million as of December 31, 2018 from $85.8 million as of December 31, 2017. The decrease was primarily related to the restoration to accrual status of a $35.7 million commercial and industrial loan as the borrower had demonstrated sustained performance for an extended period and principal and interest is deemed fully collectible, collections on nonaccrual commercial and industrial loans of $9.0 million, and commercial and industrial nonaccrual loan charge-offs of $8.2 million.  Total inflows of nonaccrual C&I loans held for investment were $5.2 million during 2018, compared to $25.6 million in 2017.

Nonaccrual construction loans, including nonaccrual construction loans held for sale, decreased by $49.0 million to $11.4 million as of December 31, 2018 from $60.4 million as of December 31, 2017.  The decrease was primarily due to the sale of $34.7 million of nonaccrual construction loans, construction nonaccrual loan charge-offs of $8.3 million, and collections on nonaccrual construction loans of $4.8 million.  Total inflows of nonaccrual construction loans held for investment amounted to $1.7 million during 2018, compared to $10.1 million in 2017.

The following tables present the activity of commercial and construction nonaccrual loans held for investment:

	Commercial Mortgage	Commercial & Industrial	Construction	Total
(In thousands)
Year ended December 31, 2018
Beginning balance	$156,493	$85,839	$52,113	$294,445
Plus:
Additions to nonaccrual	78,564	5,178	1,659	85,401
Less:
Loans returned to accrual status	(40,225)	(37,869)	(899)	(78,993)
Nonaccrual loans transferred to OREO	(4,353)	(3,841)	(676)	(8,870)
Nonaccrual loans charge-offs	(23,818)	(8,199)	(8,262)	(40,279)
Loan collections	(17,539)	(8,936)	(1,777)	(28,252)
Reclassification	-	-	(781)	(781)
Loans transferred to loans held for sale, net of charge-offs	(39,586)	(1,790)	(33,015)	(74,391)
Ending balance	$109,536	$30,382	$8,362	$148,280

	Commercial Mortgage	Commercial & Industrial	Construction	Total
(In thousands)
Year ended December 31, 2017
Beginning balance	$178,696	$146,599	$49,852	$375,147
Plus:
Additions to nonaccrual	55,847	25,598	10,110	91,555
Less:
Loans returned to accrual status	(2,787)	(1,254)	(111)	(4,152)
Nonaccrual loans transferred to OREO	(9,039)	(4,263)	(342)	(13,644)
Nonaccrual loans charge-offs	(38,588)	(19,592)	(3,607)	(61,787)
Loan collections	(27,750)	(8,984)	(3,389)	(40,123)
Reclassification	114	980	(400)	694
Nonaccrual loans sold, net of charge-offs	-	(53,245)	-	(53,245)
Ending balance	$156,493	$85,839	$52,113	$294,445

The following table presents the activity of commercial and construction nonaccrual loans held for sale:

	Commercial Mortgage	Commercial & Industrial	Construction	Total
(In thousands)
Year ended December 31, 2018
Beginning balance	$-	$-	$8,290	$8,290
Plus:
Loans transferred from held for investment	39,586	1,790	33,015	74,391
Less:
Loan collections	(1,001)	(65)	(3,000)	(4,066)
Lower of cost or market adjustment	-	-	(558)	(558)
Nonaccrual loans sold	(27,214)	-	(34,732)	(61,946)
Ending balance	$11,371	$1,725	$3,015	$16,111

Construction
(In thousands)
Year ended December 31, 2017
Beginning balance	$8,079
Plus:
Increase to existing construction loans held for sale	211
Ending balance	$8,290

Total nonaccrual commercial and construction loans, including nonaccrual loans held for sale, with a book value of $164.4 million as of December 31, 2018 were being carried (net of reserves and accumulated charge-offs) at 56.1% of unpaid principal balance.

 Nonaccrual residential mortgage loans decreased by $31.0 million to $147.3 million as of December 31, 2018 from $178.3 million as of December 31, 2017.  The decrease was driven primarily by loans brought current, loans transferred to the OREO portfolio, and collections and charge-offs recorded during 2018, partially offset by inflows.

The following table presents the activity of residential nonaccrual loans held for investment in 2018 and 2017:

	Year ended	Year ended
	December 31, 2018	December 31, 2017
(In thousands)
Beginning balance	$178,291	$160,867
Plus:
Additions to nonaccrual	76,176	103,144
Less:
Loans returned to accrual status	(44,782)	(33,322)
Nonaccrual loans transferred to OREO	(30,079)	(25,429)
Nonaccrual loans charge-offs	(17,511)	(18,718)
Loan collections	(15,589)	(7,557)
Reclassification	781	(694)
Ending balance	$147,287	$178,291

The amount of nonaccrual consumer loans, including finance leases, increased by $3.6 million during 2018 to $20.4 million, compared to $16.8 million as of December 31, 2017.  The inflows of nonaccrual consumer loans during 2018 were $53.8 million, an increase of $15.3 million, compared to inflows of $38.5 million in 2017.  Higher inflows reflect the effect in 2017 of the three-month payment deferral program to hurricane-affected consumer borrowers.

As of December 31, 2018, approximately $36.3 million of the loans placed in non-accrual status, mainly commercial loans, were current, or had delinquencies of less than 90 days in their principal and interest payments, including $17.7 million of TDRs maintained in nonaccrual status until the restructured loans meet the criteria of sustained payment performance under the revised terms for reinstatement to accrual status and there is no doubt about full collectability. Collections on these loans are being recorded on a cash basis through earnings, or on a cost-recovery basis, as conditions warrant.

   During the year ended December 31, 2018, interest income of approximately $4.4 million related to nonaccrual loans with a carrying value of $81.7 million as of December 31, 2018, mainly nonaccrual construction and commercial loans, was applied against the related principal balances under the cost-recovery method.

As of December 31, 2018, approximately $108.6 million, or 34.4%, of total nonaccrual loans held for investment have been charged-off to their net realizable value and no specific reserve was allocated as shown in the following table:

(Dollars in thousands)	Residential Mortgage Loans	Commercial Mortgage Loans	Commercial & Industrial Loans	Construction Loans	Consumer and Finance Leases	Total
As of December 31, 2018
Nonaccrual loans held for investment
charged-off to realizable value	$60,648	$36,386	$8,440	$2,431	$675	$108,580
Other nonaccrual loans held
for investment	86,639	73,150	21,942	5,931	19,731	207,393
Total nonaccrual loans held
for investment	$147,287	$109,536	$30,382	$8,362	$20,406	$315,973

Allowance to nonaccrual loans held
for investment	34.49%	50.74%	107.12%	42.96%	263.89%	62.15%
Allowance to nonaccrual loans held
for investment, excluding nonaccrual
loans charged off to realizable value	58.63%	75.98%	148.33%	60.56%	272.92%	94.68%

As of December 31, 2017
Nonaccrual loans held for investment
charged-off to realizable value	$76,668	$60,680	$6,872	$48	$843	$145,111
Other nonaccrual loans held
for investment	101,623	95,813	78,967	52,065	15,975	344,443
Total nonaccrual loans held
for investment	$178,291	$156,493	$85,839	$52,113	$16,818	$489,554

Allowance to nonaccrual loans held
for investment	33.08%	30.99%	56.93%	8.68%	422.06%	47.36%
Allowance to nonaccrual loans held
for investment, excluding nonaccrual
loans charged-off to realizable value	58.03%	50.61%	61.89%	8.69%	444.33%	67.31%

Total loans in early delinquency (i.e., 30-89 days past due loans, as defined in regulatory report instructions) amounted to $136.6 million as of December 31, 2018, a decrease of $108.1 million compared to $244.7 million as of December 31, 2017.  The variances by major portfolio categories is as follow:

•          Consumer loans in early delinquency decreased by $51.7 million to $59.5 million as of December 31, 2018, compared to $111.2 million as of December 31, 2017, and residential mortgage loans in early delinquency decreased by $42.7 million to $73.2 million as of December 31, 2018, from $115.9 million as of December 31, 2017. These variances primarily reflect both the resumption of payments by clients after the expiration of the three-month payment deferral programs offered to hurricane-affected borrowers and the classification of loans as non-performing during 2018.

•          Commercial and construction loans in early delinquency decreased by $13.8 million to $3.9 million as of December 31, 2018, compared to $17.7 million as of December 31, 2017, primarily due to loans brought current.

The Corporation provides homeownership preservation assistance to its customers through a loss mitigation program in Puerto Rico that is similar to the U.S. government’s Home Affordable Modification Program guidelines. Depending upon the nature of borrowers’ financial condition, restructurings or loan modifications through this program, as well as other restructurings of individual commercial, commercial mortgage, construction, and residential mortgage loans, fit the definition of a TDR. A restructuring of a debt constitutes a TDR if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. Modifications involve changes in one or more of the loan terms that bring a defaulted loan current and provide sustainable affordability. Changes may include, among others, the extension of the maturity of the loan and modifications of the loan rate. See Note 8, “Loans Held for Investment,” in the audited consolidated financial statements for the year ended December 31, 2018, which are included in Item 8 of this Form 10-K, for additional information and statistics about the Corporation’s TDR loans.

TDR loans are classified as either accrual or nonaccrual loans. Loans in accrual status may remain in accrual status when their contractual terms have been modified in a TDR if the loans had demonstrated performance prior to the restructuring and payment in full under the restructured terms is expected. Otherwise, loans on nonaccrual and restructured as a TDR will remain on nonaccrual status until the borrower has proven the ability to perform under the modified structure, generally for a minimum of six months, and there is evidence that such payments can, and are likely to, continue as agreed. Performance prior to the restructuring, or significant events that coincide with the restructuring, are included in assessing whether the borrower can meet the new terms and may result in the loan being returned to accrual status at the time of the restructuring or after a shorter performance period. If the borrower’s ability to meet the revised payment schedule is uncertain, the loan remains classified as a nonaccrual loan. Loan modifications increase the Corporation’s interest income by returning a nonaccrual loan to performing status, if applicable, increase cash flows by providing for payments to be made by the borrower, and limit increases in foreclosure and OREO costs.

	The following table provides a breakdown between accrual and nonaccrual TDRs:

	(In thousands)	As of December 31, 2018

		Accrual	Nonaccrual (1)	Total TDRs

	Non-FHA/VA Residential Mortgage loans	$271,766	$62,136	$333,902
	Commercial Mortgage loans (2)	116,830	21,119	137,949
	Commercial and Industrial loans (3)	66,603	8,318	74,921
	Construction loans
	Construction - Land	1,071	3,694	4,765
	Construction - Commercial	-	-	-
	Construction - Residential	-	762	762
	Consumer loans - Auto	11,842	6,189	18,031
	Finance leases	1,791	144	1,935
	Consumer loans - Other	9,025	1,357	10,382
	Total Troubled Debt Restructurings	$478,928	$103,719	$582,647

(1)

Included in nonaccrual loans are $17.7 million in loans that are performing under the terms of the restructuring agreement but are reported in nonaccrual status until the restructured loans meet the criteria of sustained payment performance under the revised terms for reinstatement to accrual status and are deemed fully collectible.

(2)	Excludes commercial mortgage TDR loans held for sale amounting to $11.1 million as of December 31, 2018.
(3)	Excludes commercial and industrial TDR loans held for sale amounting to $0.9 million as of December 31, 2018.

The OREO portfolio, which is part of non-performing assets, decreased by $16.5 million to $131.4 million as of December 31, 2018 from $147.9 million as of December 31, 2017. The following tables show the composition of the OREO portfolio as of December 31, 2018 and December 31, 2017, as well as the activity during the year ended December 31, 2018 of the OREO portfolio by geographic region:

OREO Composition by Region

(In thousands)	As of December 31, 2018
	Puerto Rico	Virgin Islands	Florida	Consolidated
Residential	$47,428	$1,369	$442	$49,239
Commercial	67,185	4,521	132	71,838
Construction	9,511	814	-	10,325
	$124,124	$6,704	$574	$131,402

(In thousands)	As of December 31, 2017
	Puerto Rico	Virgin Islands	Florida	Consolidated
Residential	$52,427	$514	$1,440	$54,381
Commercial	77,812	4,927	132	82,871
Construction	9,823	865	-	10,688
	$140,062	$6,306	$1,572	$147,940

OREO Activity by Region

(In thousands)	For the year ended December 31, 2018
	Puerto Rico	Virgin Islands	Florida	Consolidated
Beginning Balance	$140,062	$6,306	$1,572	$147,940
Additions	48,097	1,464	1,061	50,622
Sales	(41,837)	(368)	(2,016)	(44,221)
Fair value adjustments and impairments	(22,198)	(698)	(43)	(22,939)
Ending Balance	$124,124	$6,704	$574	$131,402

Net Charge-offs and Total Credit Losses

Net charge-offs totaled $94.7 million in 2018, or 1.09% of average loans, compared to $118.0 million, or 1.33%, in 2017. Net charge-offs for 2018 included charge-offs totaling $22.2 million associated with the transfer to held for sale of $74.4 million in nonaccrual commercial and construction loans. Net charge-offs for 2017 included a $10.7 million charge-off associated with the sale of the PREPA credit line.

     Commercial mortgage loan net charge-offs in 2018 were $16.0 million, or 1.03% of average commercial mortgage loans, compared to $38.8 million, or 2.42%, for 2017. Commercial mortgage loan net charge-offs during 2018 included $13.8 million associated with the transfer to held for sale of $39.6 million in nonaccrual commercial mortgage loans.  In addition, the Corporation recorded a loan loss recovery of $7.4 million in 2018 on a commercial mortgage loan paid off compared to charge-offs of $27.3 million taken on such loan in 2017.

Commercial and Industrial loan net charge-offs for 2018 totaled $7.9 million, or 0.38% of average commercial and industrial loans, compared to $14.1 million, or 0.66%, for 2017. Commercial and Industrial loan net charge-offs for 2018 included $1.7 million associated with the transfer to held for sale of $1.8 million in nonaccrual loans. Commercial and Industrial loan net charge-offs for 2017 included the $10.7 million charge-off associated with the sale of the PREPA credit line.

Construction loans net charge-offs for 2018 were $8.0 million, or 6.75% of average construction loans, compared to net charge-offs of $2.9 million, or 2.05%, for 2017.  The variance was primarily related to charge-offs totaling $6.7 million related to $33.0 million in nonaccrual construction loans transferred to held for sale during 2018.

Residential mortgage loans net charge-offs for 2018 were $21.4 million, or 0.67% of average residential mortgage loans, compared to $25.7 million, or 0.79%, for 2017. Approximately $16.9 million in charge-offs for 2018 resulted from valuations for impairment purposes of residential mortgage loans considered homogeneous given high delinquency and loan-to-value levels compared to $17.7 million for 2017. Net charge-offs on residential mortgage loans also included $3.7 million related to foreclosures during 2018, compared to $6.6 million for 2017.

   Net charge-offs of consumer loans and finance leases for 2018 were $41.5 million, or 2.31% of average consumer loans and finance leases, compared to $36.5 million, or 2.12% of average loans, in 2017.  The increase primarily reflects adjustments in the auto loan portfolio and hurricane-related charge-offs taken on credit cards during 2018.  Approximately $10.9 million of the consumer loan charge-offs recorded in 2018 were taken against previously-established hurricane-related qualitative reserves associated with Hurricanes Irma and Maria.

The following table shows the ratios of net charge-offs to average loans by loan category for the last five years.

	For the year ended December 31,
	2018	2017	2016	2015	2014

Residential mortgage	0.67%	0.79%	0.93%	0.55%	0.85%
Commercial mortgage	1.03%	2.42%	1.28%	3.12%	0.84%
Commercial and Industrial	0.38%	0.66%	1.11%	1.32%	2.27%
Construction	6.75%	2.05%	1.02%	1.42%	2.76%
Consumer loans and finance leases	2.31%	2.12%	2.63%	2.85%	3.46%
Total loans	1.09%	1.33%	1.37%	1.68%	1.84%

The following table presents net charge-offs to average loans held in various portfolios by geographic segment for the last five years:

		December 31,	December 31,	December 31,	December 31,	December 31,
		2018	2017	2016	2015	2014
	PUERTO RICO:
	Residential mortgage	0.86%	1.05%	1.20%	0.70%	1.08%
	Commercial mortgage	1.23%	3.36%	1.66%	3.90%	1.72%
	Commercial and Industrial	0.56%	0.96%	1.47%	1.63%	2.68%
	Construction	6.18%	6.38%	2.93%	5.33%	4.16%
	Consumer and finance leases	2.31%	2.14%	2.73%	2.96%	3.58%
	Total loans	1.28%	1.74%	1.71%	2.05%	2.32%

	VIRGIN ISLANDS:
	Residential mortgage	0.48%	0.11%	0.15%	0.04%	0.19%
	Commercial mortgage (1)	(0.14)%	(0.13)%	(0.16)%	-%	0.10%
	Commercial and Industrial (2)	0.16%	(0.01)%	(0.01)%	0.23%	(0.23)%
	Construction (3)	14.00%	(0.99)%	0.25%	0.21%	6.71%
	Consumer and finance leases	2.70%	1.77%	1.04%	0.29%	0.58%
	Total loans	1.49%	0.10%	0.16%	0.11%	0.81%

	FLORIDA:
	Residential mortgage	0.02%	0.04%	0.04%	0.03%	0.03%
	Commercial mortgage (4)	0.72%	(0.01)%	(0.03)%	0.26%	(3.12)%
	Commercial and Industrial (5)	0.01%	-%	(0.01)%	-%	-%
	Construction (6)	(0.84)%	(0.74)%	(1.03)%	(5.98)%	(14.75)%
	Consumer and finance leases	1.75%	1.69%	0.70%	1.11%	0.73%
	Total loans (7)	0.22%	0.06%	0.01%	(0.04)%	(1.37)%
________
(1)	For 2018, 2017 and 2016, recoveries in commercial mortgage loans in the Virgin Islands exceeded charge-offs.
(2)	For 2017, 2016 and 2014, recoveries in commercial and industrial loans in the Virgin Islands exceeded charge-offs.
(3)	For 2017, recoveries in construction loans in the Virgin Islands exceeded charge-offs.
(4)	For 2017, 2016 and 2014, recoveries in commercial mortgage loans in Florida exceeded charge-offs.
(5)	For 2016, recoveries in commercial and industrial loans in Florida exceeded charge-offs.
(6)	For 2018, 2017, 2016, 2015, and 2014, recoveries in construction loans in Florida exceeded charge-offs.
(7)	For 2015 and 2014, recoveries in total loans in Florida exceeded charge-offs.

The above ratios are based on annualized charge-offs and are not necessarily indicative of the results expected for the entire year or in subsequent periods.

Total credit losses (equal to net charge-offs plus losses on OREO operations) for 2018 amounted to $109.2 million, or an annualized 1.23% of average loans and repossessed assets, in contrast to credit losses of $129.0 million, or a loss rate of 1.53%, for the same period in 2017.

The following table presents a detail of the OREO inventory and credit losses for the periods indicated:

	Year Ended
	December 31,
	2018	2017
(Dollars in thousands)
OREO
OREO balances, carrying value:
Residential	$49,239	$54,381
Commercial	71,838	82,871
Construction	10,325	10,688
Total	$131,402	$147,940

OREO activity (number of properties):
Beginning property inventory	708	626
Properties acquired	393	315
Properties disposed	(407)	(233)
Ending property inventory	694	708

Average holding period (in days)
Residential	410	437
Commercial	1,347	1,026
Construction	1,377	1,403
	998	837
OREO operations (loss) gain:
Market adjustments, impairments (net of insurance recoveries), and gains (losses) on sale:
Residential	$(5,233)	$(2,794)
Commercial	(3,946)	(5,884)
Construction	(1,745)	(63)
	(10,924)	(8,741)
Other OREO operations expenses	(3,528)	(2,256)
Net Loss on OREO operations	$(14,452)	$(10,997)

CHARGE-OFFS
Residential charge offs, net	$(21,383)	$(25,749)
Commercial charge offs, net	(23,871)	(52,922)
Construction charge offs, net	(7,962)	(2,875)
Consumer and finance leases charge-offs, net	(41,518)	(36,468)
Total charge-offs, net	(94,734)	(118,014)
TOTAL CREDIT LOSSES (1)	$(109,186)	$(129,011)

LOSS RATIO PER CATEGORY (2):
Residential	0.82%	0.86%
Commercial	0.75%	1.55%
Construction	7.57%	1.93%
Consumer	2.30%	2.11%
TOTAL CREDIT LOSS RATIO (3)	1.23%	1.53%
________
(1)	Equal to net loss on OREO operations plus charge-offs, net.
(2)	Calculated as net charge-offs plus market adjustments, impairments (net of insurance recoveries), and gains (losses) on sale of OREO divided by average loans and
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

Legal and Compliance Risk

Legal and compliance risk includes the risk of noncompliance with applicable legal and regulatory requirements, the risk of adverse legal judgments against the Corporation, and the risk that a counterparty’s performance obligations will be unenforceable. The Corporation is subject to extensive regulation in the different jurisdictions in which it conducts its business, and this regulatory scrutiny has been significantly increasing over the years. The Corporation has established, and continues to enhance procedures based on legal and regulatory requirements that are designed to ensure compliance with all applicable statutory and regulatory requirements. The Corporation has a Compliance Director who reports to the Chief Risk Officer and is responsible for the oversight of regulatory compliance and implementation of an enterprise-wide compliance risk assessment process. The Compliance division has officer roles in each major business area with direct reporting relationships to the Corporate Compliance Group.

Concentration Risk

The Corporation conducts its operations in a geographically concentrated area, as its main market is Puerto Rico. However, the Corporation has diversified its geographical risk, as evidenced by its operations in the Virgin Islands and in Florida. Of the total gross loan portfolio held for investment of $8.9 billion as of December 31, 2018, approximately 74% has credit risk concentration in Puerto Rico, 21% in the United States, and 5% in the Virgin Islands.

Update to the Puerto Rico Fiscal Situation

Economy indicators and projections

A significant portion of our financial activities and credit exposure is concentrated in the Commonwealth of Puerto Rico, which has been in an economic recession since 2006 that has been exacerbated by the effects of Hurricanes Irma and Maria in 2017.  The New Fiscal Plan approved by the PROMESA oversight board, as revised on October 23, 2018 (the “New Fiscal Plan”), projects a contraction in Puerto Rico’s gross national product of 8.0% for fiscal year 2018, followed by projected growths of 7.9% and 5.5% for fiscal years 2019 and 2020, respectively. Such projected growth was based on an assumption that over $82 billion of disaster relief funding will enter the economy of Puerto Rico from federal and private sources. Of the total disaster relief funding of $82 billion, estimated amounts of approximately $66 billion are to be used for public assistance, $3 billion for individual assistance, $8 billion for private and business insurance pay outs, and $5 billion is related to other federal funding. On July 30, 2018, HUD approved a $1.5 billion disaster recovery plan submitted by the Puerto Rico government that primarily focuses on the restoration of damaged and destroyed homes, businesses and infrastructure.  The disaster recovery action plan includes the following activities: (i) housing ($1 billion) – for rebuilding and repairs of damaged properties, rental assistance, and appliances; (ii) economic revitalization ($145 million) – for eligible businesses to help-revitalize the post-disaster economy, including through grants; and (iii) infrastructure ($100 million) – for repairs of the damaged infrastructure in Puerto Rico. In February 2019, the Puerto Rico governor announced that HUD authorized the disbursement and use of funds approved through the aforementioned disaster recovery plan.

The Puerto Rico Economic Activity Index (the “EDB-EAI”) in November 2018 was 120.3, close to pre-hurricane levels of 122.1 in August 2017, and a 21.5% growth compared to post-hurricane levels of 99.0 in November 2017, mainly related to interruption of the electric energy system in 2017 due to Hurricanes Irma and Maria. The EDB-EAI is a coincident index of economic activity for Puerto Rico made up of four indicators (non-farm payroll employment, electric power generation, cement sales and gasoline consumption). The cement sales for November 2018 totaled 1.2 million of 94-pound bags, an increase of 6.3% over the prior month, and an annual increase of 64.3%. Estimated gasoline consumption in November 2018 was 78.1 million gallons, a 2.8% decrease when compared with October 2018, and a decrease of 6.7% compared to the same period in 2017.  Electric power generation for November 2018 totaled 1,532.5 million kilowatt-hours, an increase of 3.3% over the prior month, and an annual increase of 94.7% compared with the same period in 2017. The revised version of the New Fiscal Plan projects that the hurricanes will create a spike in inflation of 1.6% in fiscal year 2018, with subsequent average increases of about 1.49% over the next six years, until fiscal year 2023.  The seasonally adjusted unemployment rate in Puerto Rico was 8.3% in December 2018, compared to 11.0% in December 2017.  The Puerto Rico labor force participation rate was 40.8% as of December 2018.  The average of the labor force participation rate in Puerto Rico was 45.05% from 1990 until 2017, reaching an all-time high of 49.80% in February of 2007 and a record low of 38.6% in October of 2017.  Based on information published by the Puerto Rico government, the labor force estimate was 1.1 million people as of December 2018, a reduction of 1.4% when compared with December 2017. The New Fiscal Plan reflects a 5.5% decline in population by fiscal year 2023.

Based on information published by the Puerto Rico Treasury, the net revenues of the Puerto Rico government’s General Fund in November 2018 totaled $556.9 million, which was $16.8 million less than in November 2017, and $25.5 million over projections of the New Fiscal Plan.  The net revenue to the General Fund for the first five months of the fiscal year ending June 30, 2019 totaled $3,540.2 million, an increase of $611.8 million, compared with the same period of the previous fiscal year.

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

New Fiscal Plan

The New Fiscal Plan approved by the PROMESA oversight board, uses a six-year horizon and projects a 5.5% decline in population by fiscal year 2023.  In addition, the revised New Fiscal Plan established an annual emergency reserve of $130 million for 10 years. As mentioned above, it also assumes $82 billion in disaster relief funding and projects that a $30 billion surplus will be generated through fiscal year 2033. The New Fiscal Plan includes a series of structural reforms in areas, such as: (i) human capital and labor; (ii) ease of doing business; (iii) power sector reform; and (iv) infrastructure reform.  The New Fiscal Plan also proposes fiscal measures projected to drive $12.4 billion in increased revenues and reduced expenditures through fiscal year 2023 and projects that structural reforms will drive a cumulative 1.21% increase in growth by fiscal year 2058.

Commonwealth of Puerto Rico Budget

On May 10, 2018, the Puerto Rico governor proposed the Commonwealth of Puerto Rico’s budget for fiscal year 2018-2019. The proposed consolidated budget amounts to $25.3 billion and comes from the following sources:

  $8.7 billion from General Fund
  $8.1 billion from Federal Funds
  $7.5 billion from Revenue Funds
  $0.4 billion from Special State Funds
  $0.6 billion from Other Governmental Funds

The recommended General Fund budget amounted to $8.7 billion, a net decrease of $0.8 billion when compared with the budget approved for the fiscal year 2017-2018. On the other hand, the Federal Funds budgeted amount included in the proposed budget shows an increase of $1.8 billion or 28% more compared with the budget for fiscal year 2017-2018. However, the PROMESA oversight board concluded that the proposed Commonwealth of Puerto Rico budget for fiscal year 2018-2019 does not comply with the Fiscal Plan approved on April 19, 2018.   On June 29, 2018, the PROMESA oversight board stated that, because of the Puerto Rico government’s failure to enact labor reform, including the repeal of the law on unjustified work dismissals ( Law 80), it had certified a new revised version of the New Fiscal Plan that reflects, among other changes, a reduction of the projected 30-year surplus of the central government to $14.4 billion from the previous projection between $39 billion to $40 billion, the elimination of Christmas bonuses for public employees, and lower funding for infrastructure and municipalities.

On June 30, 2018, the PROMESA oversight board certified a revised budget for fiscal year 2019 that outlines expenditures of $8,757 million for the General Fund and $20,663 million for the consolidated budget.

On July 5, 2018, the Puerto Rico government filed a lawsuit seeking declaratory judgment that clarifies the PROMESA oversight board’s power over the Commonwealth’s budget.

On August 7, 2018, the U.S. District Judge Laura Taylor Swain ruled that the PROMESA oversight board has the power to enforce fiscal discipline through the budgetary process, but lacks authority to demand changes in laws.

Puerto Rico Tax Reform of 2018 – Law Act 257

On December 10, 2018, the Governor of Puerto Rico signed into Law Act 257, which amends numerous provisions of the Puerto Rico Internal Revenue Code of 2011, including reducing the corporate and individual income tax rates, introducing a new earned income credit, limiting certain deductions, subjecting the gain on the sale of a Puerto Rico partnership interest to Puerto Rico income tax, changing certain sourcing rules, and amending the information reporting requirements.   Act 257 also amended certain sales and use tax provisions.   Please refer to Note 26 – Income Taxes, of the audited consolidated financial statements for the year ended December 31, 2018 included in Item 8 of this Form 10-K for additional information, including the effect of the remeasurement of the Corporation’s deferred tax assets due to the reduction in the maximum statutory tax rate in Puerto Rico from 39% to 37.5%.  The PROMESA oversight board expressed concerns regarding certain provisions of Act 257. In particular, the PROMESA oversight board indicated that it has not received enough evidence from the Puerto Rico government to conclude that Act 257 will not negatively impact the Puerto Rico government’s fiscal Plan. It has not yet been determined whether Act 257 will be further amended to accommodate any mandate from the PROMESA oversight board.   The PROMESA oversight board issued a letter to the Governor of Puerto Rico on December 27, 2018 stating that Act 257 is not in compliance with PROMESA with respect to Articles 132 through 163, regarding the video lottery terminals (VLTs) that operate outside casinos in Puerto Rico. However, the letter provided that the PROMESA oversight board accepted Articles 1 through 131 and 164-165, which do not deal with VLTs operated outside casinos in Puerto Rico.

The Third Amended Title III Plan of Adjustment (the “COFINA plan”)

On February 4, 2019, the U.S. District Judge Laura Taylor Swain, approved the COFINA plan, a restructuring agreement for bondholders of debt issued by the Puerto Rico Sales Tax Financing Corporation (“COFINA,” by its Spanish acronym). The COFINA plan restructures $18.0 billion of COFINA debt, which represents 24% of Puerto Rico’s funded debt. In addition, the COFINA plan reduced the annual cash flow to COFINA from a maximum of $1.8 billion to $992 million and provides to the Government of Puerto Rico an average annual savings of $425 million for the next 40 years.

Recent Developments

On February 15, 2019, the U.S. Court of Appeals for the First Circuit held that members of the PROMESA oversight board created by PROMESA are “Officers of the Unites States” subject to the U.S. Constitution’s Appointments Clause and directed the district court to enter a declaratory judgement to the effect that PROMESA’s protocol for the appointment of Board Members is unconstitutional.

This matter arose from the restructuring of Puerto Rico’s public debt under PROMESA. In May 2017, the PROMESA oversight board exercised its authority under Title III of PROMESA to initiate debt adjustment proceedings on behalf of the Puerto Rico government. Appellants sought to dismiss the Title III proceedings, arguing that the PROMESA oversight board lacked authority to initiate them because the PROMESA oversight board members were illegally appointed in contravention of the Appointments Clause. The district court rejected Appellants’ motions to dismiss. The First Circuit reversed in part, (1) the Territorial Clause does not displace the Appointments Clause in an unincorporated territory such as Puerto Rico; (2) Board Members are “Principal” “Officers of the United States” subject to the Appointments Clause; and (3) therefore, the process PROMESA provides for the appointment of Board Members is unconstitutional.  The U.S. Court of Appeals for the First Circuit set a 90-day period to allow President Donald Trump and the U.S. Senate to constitutionally validate the appointments or reconstitute the PROMESA oversight board.

On February 22, 2019, the U.S. Court of Appeals for the First Circuit affirmed the district court’s dismissal of Plaintiffs’ complaint against the PROMESA oversight board and its members and executive director alleging that the PROMESA oversight board had exceeded its power under PROMESA during the 2019 fiscal plan and the Commonwealth of Puerto Rico’s budget development and certification processes, holding that the complaint was properly dismissed.

Exposure to the Puerto Rico Government

As of December 31, 2018, the Corporation had $214.6 million of direct exposure to the Puerto Rico government, its municipalities and public corporations, compared to $214.5 million as of December 31, 2017. As of December 31, 2018, approximately $191.9 million of the exposure consisted of loans and obligations of municipalities in Puerto Rico that are supported by assigned property tax revenues and for which, in most cases, the good faith, credit and unlimited taxing power of the applicable municipality have been pledged to their repayment, compared to $184.6 million as of December 31, 2017.  Approximately 75% of the Corporation’s municipality exposure consisted primarily of senior priority obligations concentrated in three of the largest municipalities in Puerto Rico. These municipalities are required by law to levy special property taxes in such amounts as are required for the payment of all of their respective general obligation bonds and notes. The PROMESA oversight board has not designated any of the Commonwealth’s 78 municipalities as covered entities under PROMESA.  However, while the revised fiscal plan certified by the PROMESA oversight board did not contemplate a restructuring of the debt of Puerto Rico’s municipalities, the plan did call for the gradual elimination of budgetary subsidies provided to municipalities. Furthermore, municipalities are also likely to be affected by the negative economic and other effects resulting from expense, revenue or cash management measures taken to address the Puerto Rico government’s fiscal and liquidity shortfalls, as well as measures included in fiscal plans of other government entities.  In addition to municipalities, the total direct exposure also included a $14.5 million loan to an affiliate of PREPA and obligations of the Puerto Rico government, specifically bonds of the Puerto Rico Housing Finance Authority, at an amortized cost of $8.2 million as part of its available-for-sale investment securities portfolio (fair value of $7.0 million as of December 31, 2018).

The following table details the Corporation’s total direct exposure to the Puerto Rico government according to their maturities:

	As of December 31, 2018
	Investment
	Portfolio		Total
	(Amortized cost)	Loans	Exposure

(In thousands)
Puerto Rico Housing Finance Authority:
After 5 to 10 years	$4,000	$-	$4,000
After 10 years	4,185	-	4,185
Total Puerto Rico Housing Finance Authority	8,185	-	8,185

Public Corporations:
Affiliate of the Puerto Rico Electric Power Authority:
After 1 to 5 years	-	14,489	14,489
Total Public Corporations	-	14,489	14,489

Municipalities:
After 1 to 5 years	6,100	32,156	38,256
After 5 to 10 years	53,016	15,000	68,016
After 10 years	85,699	-	85,699
Total Municipalities	144,815	47,156	191,971

Total Direct Government Exposure	$153,000	$61,645	$214,645

In addition, as of December 31, 2018, the Corporation had $112.1 million in exposure to residential mortgage loans that are guaranteed by the Puerto Rico Housing Finance Authority. Residential mortgage loans guaranteed by the Puerto Rico Housing Finance Authority are secured by the underlying properties and the guarantees serve to cover shortfalls in collateral in the event of a borrower default. The Puerto Rico government guarantees up to $75 million of the principal under the mortgage loan insurance program. According to the most recently-released audited financial statements of the Puerto Rico Housing Finance Authority, as of June 30, 2016, the Puerto Rico Housing Finance Authority’s mortgage loans insurance program covered loans in an aggregate of approximately $576 million. The regulations adopted by the Puerto Rico Housing Finance Authority require the establishment of adequate reserves to guarantee the solvency of the mortgage loan insurance fund. As of June 30, 2016, the most recent date as to which information is available, the Puerto Rico Housing Finance Authority had a restricted net position for such purposes of approximately $77.4 million.

As of December 31, 2018, the Corporation had $677.3 million of public sector deposits in Puerto Rico, compared to $490.3 million as of December 31, 2017. Approximately 34% is from municipalities and municipal agencies in Puerto Rico and 66% is from public corporations and the central government and agencies in Puerto Rico.

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

As of December 31, 2018, the Corporation had $55.8 million in loans to USVI government instrumentalities and public corporations, compared to $70.4 million as of December 31, 2017. Of the amount outstanding as of December 31, 2018, public corporations of the USVI owed approximately $32.6 million and an independent instrumentality of the USVI government owed approximately $23.2 million.  As of December 31, 2018, all loans were currently performing and up to date on principal and interest payments.

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

BASIS OF PRESENTATION

The Corporation has included in this Form 10-K the following financial measures that are not recognized under GAAP, which are referred to as non-GAAP financial measures:

1.        Net interest income, interest rate spread, and net interest margin are reported excluding the changes in the fair value of derivative instruments and on a tax-equivalent basis in order to provide to investors additional information about the Corporation’s net interest income that management uses and believes should facilitate comparability and analysis. The changes in the fair value of derivative instruments have no effect on interest due or interest earned on interest-bearing liabilities or interest-earning assets, respectively. The tax-equivalent adjustment to net interest income recognizes the income tax savings when comparing taxable and tax-exempt assets and assumes a marginal income tax rate. Income from tax-exempt earning assets is increased by an amount equivalent to the taxes that would have been paid if this income had been taxable at statutory rates. Management believes that it is a standard practice in the banking industry to present net interest income, interest rate spread, and net interest margin on a fully tax-equivalent basis. This adjustment puts all earning assets, most notably tax-exempt securities and tax-exempt loans, on a common basis that facilitates comparison of results to the results of peers.  See “Results of Operations - Net Interest Income” above for the table that reconciles the non-GAAP financial measure “net interest income excluding fair value changes and on a tax-equivalent basis” with net interest income calculated and presented in accordance with GAAP. The table also reconciles the non-GAAP financial measures “net interest spread and margin excluding fair value changes and on a tax-equivalent basis” with net interest spread and margin calculated and presented in accordance with GAAP.

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

3.        Adjusted provision for loan and lease losses and the ratio of adjusted provision for loan and lease losses to net charge-offs are non-GAAP financial measures that exclude the effects related to the net loan loss reserve release of $16.9 million recorded in the year ended December 31, 2018 and a $71.3 million charge to the provision for loan and lease losses in the year ended December 31, 2017 in connection with estimates of the qualitative reserves associated with the effects of Hurricanes Irma and Maria.  Management believes that this information helps investors understand the adjusted measures without regard to items that are not expected to reoccur with any regularity or may reoccur at uncertain times and in uncertain amounts on reported results and facilitates comparisons with prior periods.

4.        Adjusted net income that reflects the following exclusions:

•          Tax benefit of $63.2 million resulting from the partial reversal of the Corporation’s deferred tax asset valuation allowance in 2018.

•          Exclusion of the one-time charge to tax expense of $9.9 million related to the enactment of the Puerto Rico Tax Reform of 2018.

•          Net loan loss reserve release of $16.9 million in 2018 and a charge to the provision for loan and lease losses of $71.3 million in 2017 associated with the estimates of the hurricane-related qualitative reserves.

•          Gain of $0.5 million from hurricane-related insurance proceeds recorded in 2018.

•          Exclusion of hurricane-related expenses of $2.8 million and $2.5 million in 2018 and 2017, respectively.

•          Exclusion of $1.8 million of expected insurance recoveries from compensation and rental costs that the Corporation incurred when Hurricanes Irma and Maria precluded employees from working in 2017.

•          Loss of $34 thousand on sales of U.S. agency MBS and debt securities in 2018 and gain of $6.1 million on sales of U.S. agency MBS in 2016.

•          OTTI on debt securities of $50 thousand, $12.2 million, and $6.7 million in 2018, 2017, and 2016, respectively.

•          Recovery of $0.4 million of previously recorded OTTI charges on non-performing bonds of the GDB and the Puerto Rico Public Buildings Authority sold in 2017.

•          Gains of $2.3 million, $1.4 million, and $4.2 million in 2018, 2017, and 2016, respectively, related to the repurchase and cancellation of trust-preferred securities.

•          Gain of $1.5 million from the recovery of a residual CMO previously written off recorded in 2016.

•          Brokerage and insurance commissions (net of incentives costs) of $1.7 million from the sale of large fixed annuities contracts in 2016.

•          Inclusion of a $2.7 million adjustment recorded in 2016 to reduce the credit card rewards liability due to unusually large customer forfeitures related to the expiration of reward points earned by customers up to September 2013 (the conversion date of the credit card portfolio acquired from FIA in May 2012).  Most of these points had been accrued at the acquisition date and ultimately experienced a redemption pattern materially different from those points accrued after conversion.

•          Exclusion of costs of $0.4 million and $0.6 million associated with secondary offerings of the Corporation’s common stock by certain of its stockholders completed in 2017 and 2016, respectively.

•          Exclusion of costs above what the Corporation believes are the normal or recurring level for severance payments of $0.3 million related to permanent job discontinuance in 2016.

•          The tax-related effects of all the pre-tax items mentioned in the above bullets as follows:

−          Tax expense of $6.6 million in 2018 related to reserve releases associated with the hurricane-related qualitative reserve, and tax benefit of $27.8 million related to the charge to the provision in 2017 associated with the effects of Hurricanes Irma and Maria (calculated based on the statutory tax rate of 39%).

−          Tax expense of $0.2 million associated with the gain from hurricane-related insurance proceeds recorded in 2018 (calculated based on the statutory tax rate of 39%).

−          Tax benefit of $1.1 million and $1.0 million in 2018 and 2017, respectively, related to hurricane-related expenses (calculated based on the statutory tax rate of 39%).

−          Tax expense of $0.3 million related to the gain from the recovery of a residual CMO previously written off recorded in 2016 (calculated based on the applicable capital gain tax rate of 20%)

−          Tax expense of $0.7 million related to brokerage and insurance commissions from the sale of large fixed annuities contracts, net of incentive costs, recorded in 2016 (calculated based on the statutory tax rate of 39%).

−          Tax expense of $1.1 million related to the adjustment to reduce the credit card rewards liability due to unusually large customer forfeitures recorded in 2016 (calculated based on the statutory tax rate of 39%).

−          Tax expense of $0.2 million related to the taxable portion of the gain on sale of U.S. agency MBS recorded in 2016 (calculated based on the applicable capital gain tax rate of 20%).

−          Tax benefit of $0.1 million related to the severance expense recorded in 2016 (calculated based on the statutory tax rate of 39%).

−          No tax benefit was recorded for the loss on sales of U.S. agency MBS in 2018 and for OTTI charges in 2018, 2017, and 2016.  Those charges were recorded at the international banking entity subsidiary level.

−          No tax expense was recorded in 2017 for the partial recovery of previously recorded OTTI charges on tax-exempt bonds sold.

−          The gains realized on the repurchase and cancellation of trust-preferred securities in 2018, 2017, and 2016 and costs incurred associated with secondary offerings completed in 2017 and 2016, recorded at the holding company level, had no effect on the income tax expense in 2018, 2017, and 2016.

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

See “Executive Overview of Results of Operations” above for the reconciliation of the non-GAAP financial measure “adjusted net income” to the GAAP financial measure net income.  The following tables reconcile the non-GAAP financial measures “adjusted provision for loan and lease losses,” and “adjusted provision for loan and lease losses to net charge-offs,” to the GAAP financial measures for the years ended December 31, 2018 and 2017:

2018	As reported (GAAP)	Hurricane-related Qualitative Reserve Release	Adjusted (Non-GAAP)
(Dollars in thousands)
Provision for loan and lease losses	$59,253	$16,943	$76,196
Residential mortgage Loans	13,202	374	13,576
Commercial mortgage Loans	23,074	1,925	24,999
Commercial and industrial Loans	(8,440)	5,511	(2,929)
Construction Loans	7,032	729	7,761
Consumer Loans	24,385	8,404	32,789

2017	As reported (GAAP)	Hurricane-related Provision for Loan and Lease Losses	Adjusted (Non-GAAP)
(Dollars in thousands)
Provision for loan and lease losses	$144,254	$(71,304)	$72,950
Residential mortgage Loans	50,744	(14,581)	36,163
Commercial mortgage Loans	30,054	(12,105)	17,949
Commercial and industrial Loans	1,018	(15,947)	(14,929)
Construction Loans	4,835	(3,660)	1,175
Consumer Loans	57,603	(25,011)	32,592

The following table reconciles the provision for loan and lease losses to net charge-offs to the Non-GAAP financial measure "adjusted provision for loan and lease losses to adjusted net-charge-offs" for 2018 and 2017:

	(GAAP to Non GAAP reconciliation)
	Year Ended
(Dollars in thousands)	December 31, 2018		December 31, 2017
	Provision for Loan and Lease Losses	Net Charge-Offs	Provision for Loan and Lease Losses	Net Charge-Offs

Provision for loan and lease losses and net charge-offs (GAAP)	$59,253	$94,734	$144,254	$118,014
Less Special Items:
Hurricane-related reserve release (provision)	16,943	-	(71,304)	-
Provision for loan and lease losses and net
charge-offs, excluding special items (Non-GAAP)	$76,196	$94,734	$72,950	$118,014

Provision for loan and lease losses to
net charge-offs (GAAP)	62.55%		122.23%
Provision for loan and lease losses to
net charge-offs, excluding special items (Non-GAAP)	80.43%		61.81%

Selected Quarterly Financial Data

        Financial data showing results of the 2018 and 2017 quarters is presented below. In the opinion of management, all adjustments necessary for a fair presentation have been included. These results are unaudited.

	2018
	March 31	June 30	September 30	December 31

	(In thousands, except for per share results)
Interest income	$149,418	$155,633	$157,492	$162,424
Net interest income	124,693	130,471	132,521	137,698
Provision for loan and lease losses	20,544	19,536	11,524	7,649
Net income	33,148	31,032	36,323	101,105
Net income attributable to common stockholders - basic	32,479	30,363	35,654	100,436
Net income attributable to common stockholders - diluted	32,479	30,363	35,654	100,436
Earnings per common share - basic	$0.15	$0.14	$0.16	$0.46
Earnings per common share - diluted	$0.15	$0.14	$0.16	$0.46

	2017
	March 31	June 30	September 30	December 31
	(In thousands, except for per share results)
Interest income	$145,228	$147,374	$147,995	$147,826
Net interest income	122,549	123,904	122,832	122,266
Provision for loan and lease losses	25,442	18,096	75,013	25,703
Net income (loss)	25,541	27,998	(10,752)	24,169
Net income attributable to common stockholders - basic	24,872	27,329	(11,421)	23,500
Net income attributable to common stockholders - diluted	24,872	27,329	(11,421)	23,500
Earnings (loss) per common share - basic	$0.12	$0.13	$(0.05)	$0.11
Earnings (loss) per common share - diluted	$0.11	$0.13	$(0.05)	$0.11

Some infrequent transactions that significantly affected quarterly periods include:

Fourth quarter of 2018: (i) a one-time tax benefit of $63.2 million resulting from the partial reversal of the deferred tax asset valuation allowance; (ii) a one-time charge to the income tax expense of $9.9 million related to the enactment of the Puerto Rico Tax Reform of 2018, specifically in connection with the reduction of the Corporation’s deferred tax assets as a result of the decrease in the maximum corporate tax rate in Puerto Rico from 39% to 37.5%, and (iii) a pre-tax net loan loss reserve release of $5.7 million in connection with revised estimates of the qualitative reserves associated with the effects of Hurricanes Irma and Maria.

Third quarter of 2018 included the recognition of a pre-tax net loan loss reserve release of $2.8 million in connection with revised estimates of the qualitative reserves associated with the effects of Hurricanes Irma and Maria.

Second quarter of 2018 included the recognition of a pre-tax net loan loss reserve release of $2.1 million in connection with revised estimates of the qualitative reserves associated with the effects of Hurricanes Irma and Maria.

First quarter of 2018: (i) a pre-tax net loan loss reserve release of $6.4 million in connection with revised estimates of the qualitative reserves associated with the effects of Hurricanes Irma and Maria; (ii) pre-tax hurricane-related expenses of $1.6 million; and (iii) a $2.3 million gain on the repurchase and cancellation of $23.8 million in trust-preferred securities.

Fourth quarter of 2017 included a $6.8 million pre-tax charge related to Hurricanes Irma and Maria, which includes the following items: a $4.8 million charge to increase the hurricane-related allowance for loan and lease losses and approximately $1.9 million of non-interest expenses associated with insurance deductibles related to damages assessed on certain OREO properties and estimated storm-related costs not recoverable under insurance policies.

Third quarter of 2017: (i) a $66.5 million pre-tax charge to establish a hurricane-related allowance for loan and lease losses related to Hurricanes Irma and Maria; (ii) expected insurance recoveries of $1.7 million for compensation and rental costs that the Corporation incurred when Hurricanes Irma and Maria precluded employees from working during September 2017; and (iii) a $1.4 million gain on the repurchase and cancellation of $7.3 million in trust-preferred securities.

First quarter of 2017 included OTTI charges of $12.2 million on bonds of the GDB and the Puerto Rico Public Buildings Authority.

CEO and CFO Certifications

First BanCorp.’s Chief Executive Officer and Chief Financial Officer have filed with the SEC certifications required by Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1, 31.2, 32.1 and 32.2 to this Annual Report on Form 10-K.

In addition, in 2018, First BanCorp’s Chief Executive Officer provided to the NYSE his annual certification, as required for all NYSE listed companies, that he was not aware of any violation by the Corporation of the NYSE corporate governance listing standards.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The information required herein is incorporated by reference to the information included under the sub-caption “Interest Rate Risk Management” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in this Form 10-K.

Item 8. Financial Statements and Supplementary Data

FIRST BANCORP.

REPORT OF INDEPENDENT RESGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

First BanCorp.:

Opinion on the Consolidated Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statement of financial condition of First BanCorp. (the "Company") as of December 31, 2018, the related consolidated statements of income, comprehensive income, cash flows, and changes in stockholders’ equity for the year ended December 31, 2018, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework issued in 2013 by COSO.

Basis for Opinion

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audit of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

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

/s/    Crowe LLP

We have served as the Corporation’s auditor since 2018.

New York, New York

March 1, 2019

Stamp No. E298228 of the Puerto Rico

Society of Certified Public Accountants

was affixed to the record copy of this report.

REPORT OF INDEPENDENT RESGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

First BanCorp.:

Opinion on the Consolidated  Financial Statements

We have audited the accompanying consolidated statement of financial condition of First BanCorp. and subsidiaries (the Corporation) as of December 31, 2017, the related consolidated statements of income, comprehensive income, cash flows, and changes in stockholders’ equity for each of the years in the two-year period ended December 31, 2017, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Corporation as of December 31, 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

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

/s/    KPMG LLP

We served as the Corporation’s auditor from 2012 to 2018.

San Juan, Puerto Rico

March 15, 2018

Stamp No. E363689 of the Puerto Rico

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

Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2018 based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, management concluded that, as of December 31, 2018, the Corporation’s internal control over financial reporting is effective based on the criteria established in Internal Control-Integrated Framework (2013).

     The Corporation’s internal control over financial reporting as of December 31, 2018 has been audited by CROWE LLP, an independent registered public accounting firm, as stated in their accompanying report dated March 1, 2019, which expressed an unqualified opinion on the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2018.

                                                                                                      First BanCorp.

   /s/  Aurelio Alemán

   Aurelio Alemán

    President and Chief Executive Officer

   Date: March 1, 2019

   /s/  Orlando Berges

   Orlando Berges

   Executive Vice President

   and Chief Financial Officer

   Date: March 1, 2019

FIRST BANCORP.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31, 2018	December 31, 2017
	(In thousands, except for share information)
ASSETS
Cash and due from banks	$578,613	$705,980

Money market investments:
Time deposits with other financial institutions	300	3,126
Other short-term investments	7,290	7,289
Total money market investments	7,590	10,415

Investment securities available for sale, at fair value:
Securities pledged with creditors' right to repledge	182,735	350,123
Other investment securities available for sale	1,759,833	1,540,893
Total investment securities available for sale	1,942,568	1,891,016
Investment securities held to maturity, at amortized cost
(fair value 2018 - $125,658; 2017 - $131,032)	144,815	150,627
Equity securities	44,530	43,119

Loans, net of allowance for loan and lease losses of $196,362 (2017 - $231,843)	8,661,761	8,618,633
Loans held for sale, at lower of cost or market	43,186	32,980
Total loans, net	8,704,947	8,651,613

Premises and equipment, net	147,814	141,895
Other real estate owned ("OREO")	131,402	147,940
Accrued interest receivable on loans and investments	50,365	57,172
Deferred tax asset, net	319,851	294,809
Other assets	171,066	166,682
Total assets	$12,243,561	$12,261,268

LIABILITIES

Non-interest-bearing deposits	$2,395,481	$1,833,665
Interest-bearing deposits	6,599,233	7,188,966
Total deposits	8,994,714	9,022,631

Securities sold under agreements to repurchase	150,086	300,000
Advances from the Federal Home Loan Bank (FHLB)	740,000	715,000
Other borrowings	184,150	208,635
Accounts payable and other liabilities	129,907	145,905
Total liabilities	10,198,857	10,392,171

STOCKHOLDERS' EQUITY
Preferred stock, authorized, 50,000,000 shares:
Non-cumulative Perpetual Monthly Income Preferred Stock: 22,004,000
shares issued; 1,444,146 shares outstanding; aggregate liquidation value of $36,104	36,104	36,104
Common stock, $0.10 par value, authorized, 2,000,000,000 shares;
221,789,509 shares issued (2017 - 220,382,343 shares issued)	22,179	22,038
Less: Treasury stock (at par value)	(455)	(410)
Common stock outstanding, 217,235,140 shares outstanding
(2017 - 216,278,040 shares outstanding)	21,724	21,628
Additional paid-in capital	939,674	936,772
Retained earnings, includes legal surplus reserve of $80,191 (2017 - $59,693)	1,087,617	895,208
Accumulated other comprehensive loss, net of tax of $7,752 as of each December 31, 2018 and 2017	(40,415)	(20,615)
Total stockholders' equity	2,044,704	1,869,097
Total liabilities and stockholders' equity	$12,243,561	$12,261,268

The accompanying notes are an integral part of these statements.

FIRST BANCORP.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2018	2017	2016
	(In thousands, except per share information)

Interest and dividend income:
Loans	$553,647	$532,684	$531,022
Investment securities	60,224	51,125	50,905
Money market investments and interest-bearing cash accounts	11,096	4,614	3,365
Total interest income	624,967	588,423	585,292

Interest expense:
Deposits	67,651	66,537	67,302
Securities sold under agreements to repurchase	9,401	10,911	20,203
Advances from FHLB	13,549	11,140	5,964
Other borrowings	8,983	8,284	7,705
Total interest expense	99,584	96,872	101,174
Net interest income	525,383	491,551	484,118
Provision for loan and lease losses	59,253	144,254	86,733
Net interest income after provision for loan and lease losses	466,130	347,297	397,385

Non-interest income:
Service charges and fees on deposit accounts	21,679	22,314	22,965
Mortgage banking activities	17,228	13,491	20,435
Net (loss) gain on sale of investments	(34)	371	6,104
Gain from recovery of investments previously written off	-	-	1,547
Other-than-temporary impairment ("OTTI") losses on available-for-sale debt securities:
Total OTTI losses	-	(12,231)	(1,845)
Portion of OTTI recognized in other comprehensive income ("OCI")	(50)	-	(4,842)
Net impairment losses on available-for-sale debt securities	(50)	(12,231)	(6,687)
Gain on early extinguishment of debt	2,316	1,391	4,217
Insurance commission income	8,429	8,197	8,473
Other non-interest income	32,742	28,854	30,900
Total non-interest income	82,310	62,387	87,954

Non-interest expenses:
Employees' compensation and benefits	159,494	151,845	151,493
Occupancy and equipment	57,942	56,659	55,159
Business promotion	14,808	12,485	11,419
Professional fees	43,497	45,929	44,137
Taxes, other than income taxes	14,707	14,550	15,139
FDIC deposit insurance	8,909	13,725	20,055
Net loss on OREO and OREO expenses	14,452	10,997	11,533
Credit and debit card processing expenses	15,546	13,212	13,635
Communications	6,372	6,148	6,759
Other non-interest expenses	22,075	22,151	25,751
Total non-interest expenses	357,802	347,701	355,080

Income before income taxes	190,638	61,983	130,259

Income tax (benefit) expense	(10,970)	(4,973)	37,030

Net income	$201,608	$66,956	$93,229

Net income attributable to common stockholders	$198,932	$64,280	$93,006

Net income per common share:

Basic	$0.92	$0.30	$0.44
Diluted	$0.92	$0.30	$0.43

The accompanying notes are an integral part of these statements.

FIRST BANCORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,

	2018	2017	2016
	(In thousands)

Net income	$201,608	$66,956	$93,229
Other comprehensive (loss) income:
Unrealized gain (loss) on debt securities on which an
OTTI has been recognized	255	(896)	550
Reclassification adjustment for OTTI
on debt securities included in net income	50	12,231	6,687
Reduction of non-credit OTTI component on securities sold	-	5,678	-
Reclassification adjustments for net gain included in net income
on debt securities sold on which an OTTI has been recognized	-	(371)	-

Reclassification adjustments for net loss (gain) included in net income
on other sales of available-for-sale securities	34	-	(6,104)
All other unrealized holding losses on available-for-sale securities arising
during the year	(20,145)	(2,867)	(7,774)
Other comprehensive (loss) income for the year	(19,806)	13,775	(6,641)
Total comprehensive income	$181,802	$80,731	$86,588

The accompanying notes are an integral part of these statements.

FIRST BANCORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2018	2017	2016

	(In thousands)
Cash flows from operating activities:
Net income	$201,608	$66,956	$93,229
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,026	16,424	17,649
Amortization of intangible assets	3,593	4,403	4,896
Provision for loan and lease losses	59,253	144,254	86,733
Deferred income tax (benefit) expense	(25,043)	(13,152)	23,879
Stock-based compensation	5,825	7,296	6,876
Loss (gain) on sale of investments	34	(371)	(6,104)
OTTI on debt securities	50	12,231	6,687
Gain from recovery of investments previously written off	-	-	(1,547)
Unrealized (gain) loss on derivative instruments	(46)	(187)	78
Gain on early extinguishment of debt	(2,316)	(1,391)	(4,217)
Net gain on sales of premises and equipment and other assets	(1,366)	(149)	(700)
Gain from insurance proceeds	(537)	-	-
Net gain on sales of loans	(2,639)	(6,291)	(10,273)
Net amortization/accretion of premiums, discounts, and deferred loan fees and costs	(8,397)	(8,757)	(8,819)
Originations and purchases of loans held for sale	(319,770)	(316,258)	(488,833)
Sales and repayments of loans held for sale	344,935	329,554	493,821
Amortization of broker placement fees	1,163	1,900	2,881
Net amortization/accretion of premiums and discounts on investment securities	2,407	2,764	6,890
Decrease (increase) in accrued interest receivable	6,649	(12,755)	2,934
Increase (decrease) in accrued interest payable	236	1,390	(29,200)
Decrease (increase) in other assets	8,906	(202)	17,716
(Decrease) increase in other liabilities	(1,248)	8,305	(15,144)
Net cash provided by operating activities	288,323	235,964	199,432

Cash flows from investing activities:
Principal collected on loans	2,722,311	2,504,629	2,830,830
Loans originated and purchased	(3,000,174)	(2,655,401)	(2,813,253)
Proceeds from sales of loans held for investment	82,526	53,245	31,852
Proceeds from sales of repossessed assets	51,799	35,239	56,369
Proceeds from sales of available-for-sale securities	47,805	23,408	219,780
Purchases of available-for-sale securities	(509,884)	(265,415)	(619,636)
Proceeds from principal repayments and maturities of available-for-sale securities	387,817	232,977	390,286
Proceeds from principal repayments of held-to-maturity securities	5,828	5,563	5,293
Proceeds from recovery of investments previously written off	-	-	1,547
Additions to premises and equipment	(20,514)	(9,417)	(10,370)
Proceeds from sales of premises and equipment and other assets	2,548	2,043	2,279
Net redemptions/purchases of other investments securities	(993)	(127)	(10,823)
Proceeds from settlement of insurance claims	7,673	-	-
Net cash outflows from purchase/sale of insurance contracts	-	-	(960)
Net cash (used in) provided by investing activities	(223,258)	(73,256)	83,194
Cash flows from financing activities:
Net (decrease) increase in deposits	(36,889)	220,105	(542,019)
Change in securities sold under agreements to repurchase	(149,914)	-	(400,000)
Net FHLB advances proceeds	25,000	45,000	215,000
Repayment of junior subordinated debentures	(21,434)	(5,930)	(7,025)
Repurchase of outstanding common stock	(2,827)	(2,497)	(1,132)
Dividends paid on common stock	(6,517)	-	-
Dividends paid on preferred stock	(2,676)	(2,676)	(223)
Net cash (used in) provided by financing activities	(195,257)	254,002	(735,399)
Net (decrease) increase in cash and cash equivalents	(130,192)	416,710	(452,773)
Cash and cash equivalents at beginning of year	716,395	299,685	752,458
Cash and cash equivalents at end of year	$586,203	$716,395	$299,685
Cash and cash equivalents include:
Cash and due from banks	$578,613	$705,980	$289,591
Money market instruments	7,590	10,415	10,094
	$586,203	$716,395	$299,685

The accompanying notes are an integral part of these statements.

FIRST BANCORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Year Ended December 31,

	2018	2017	2016
	(In thousands)
Preferred Stock	$36,104	$36,104	$36,104

Common Stock Outstanding:
Balance at beginning of year	21,628	21,745	21,509
Common stock issued as compensation	27	58	75
Common stock issued for exercised warrants	73	-	-
Common stock withheld for taxes	(43)	(44)	(29)
Restricted stock grants	40	110	193
Restricted stock forfeited	(1)	(241)	(3)
Balance at end of year	21,724	21,628	21,745

Additional Paid-In Capital:
Balance at beginning of year	936,772	931,856	926,348
Stock-based compensation	5,825	7,296	6,876
Common stock issued for exercised warrants	(73)	-	-
Common stock withheld for taxes	(2,784)	(2,453)	(1,103)
Restricted stock grants	(40)	(110)	(193)
Common stock issued as compensation	(27)	(58)	(75)
Restricted stock forfeited	1	241	3
Balance at end of year	939,674	936,772	931,856

Retained Earnings:
Balance at beginning of year	895,208	830,928	737,922
Net income	201,608	66,956	93,229
Dividends on common stock ($0.03 per share)	(6,517)	-	-
Dividends on preferred stock	(2,676)	(2,676)	(223)
Amount reclassified from accumulated other comprehensive
loss per Accounting Standards Update ("ASU") 2016-01	(6)	-	-
Balance at end of year	1,087,617	895,208	830,928

Accumulated Other Comprehensive Loss, net of tax:
Balance at beginning of year	(20,615)	(34,390)	(27,749)
Amount reclassified out of accumulated other comprehensive loss per ASU 2016-01	6	-	-
Other comprehensive (loss) income, net of tax	(19,806)	13,775	(6,641)
Balance at end of year	(40,415)	(20,615)	(34,390)

Total stockholders' equity	$2,044,704	$1,869,097	$1,786,243

The accompanying notes are an integral part of these statements.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1  –  NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The Corporation provides a wide range of financial services for retail, commercial, and institutional clients.  As of December 31, 2018, the Corporation controlled two wholly-owned subsidiaries: FirstBank Puerto Rico (“FirstBank” or the “Bank”), and FirstBank Insurance Agency, Inc. (“FirstBank Insurance Agency”).  FirstBank is a Puerto Rico-chartered commercial bank, and FirstBank Insurance Agency is a Puerto Rico-chartered insurance agency. FirstBank is subject to the supervision, examination, and regulation of both the Office of the Commissioner of Financial Institutions of the Commonwealth of Puerto Rico (“OCIF”) and the Federal Deposit Insurance Corporation (the “FDIC”).  Deposits are insured through the FDIC Deposit Insurance Fund.  FirstBank also operates in the state of Florida (USA), subject to regulation and examination by the Florida Office of Financial Regulation and the FDIC, in the USVI, subject to regulation and examination by the United States Virgin Islands Banking Board, and in the BVI, subject to regulation by the British Virgin Islands Financial Services Commission. The Consumer Financial Protection Bureau (“CFPB”) regulates FirstBank’s consumer financial products and services.

FirstBank Insurance Agency is subject to the supervision, examination, and regulation of the Office of the Insurance Commissioner of the Commonwealth of Puerto Rico.

As of December 31, 2018, FirstBank conducts its business through its main office located in San Juan, Puerto Rico, 46 banking branches in Puerto Rico, 11 banking branches in the USVI and the BVI, and 10 banking branches in the state of Florida (USA). As of December 31, 2018, FirstBank has 6 wholly owned subsidiaries with operations in Puerto Rico: First Federal Finance Corp. (d/b/a Money Express La Financiera), a finance company specializing in the origination of small loans with 28 offices in Puerto Rico; First Management of Puerto Rico, a domestic corporation, which holds tax-exempt assets; FirstBank Puerto Rico Securities Corp. (“FirstBank Securities”), a subsidiary formerly engaged in broker-dealer activities; FirstBank Overseas Corporation, an international banking entity organized under the International Banking Entity Act of Puerto Rico; and two other companies that hold and operate certain other real estate owned (“OREO”) properties. On August 1, 2018, the Bank’s Board of Directors approved a resolution to dissolve the broker-dealer subsidiary FirstBank Securities. Accordingly, FirstBank Securities filed the required Form BDW for the withdrawal of its registration from the SEC and the Financial Industry Regulatory Authority and its license to operate as broker-dealer was terminated effective September 30, 2018. Management is in the process of completing the dissolution of FirstBank Securities as a legal entity under the state laws.

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

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reclassifications

     For purposes of comparability, certain prior period amounts have been reclassified to conform to the 2018 presentation.  These reclassifications include, but are not limited to, the amount of deferred tax assets, net of valuation allowance, that was previously presented as part of other assets, was reclassified and is presented separately in the statements of financial condition, the amount of the FDIC insurance premium expense, that was previously presented as part of Insurance and supervisory fees, was reclassified and is presented separately in the statements of income, and the amount of supervisory fees and other insurance expenses, that was previously presented as part of Insurance and supervisory fees, was reclassified and is presented as part of Other interest non-interest expenses in the statements of income.  These reclassifications had no impact on the previously reported results of operations, financial condition, or cash flows.

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

Trading — Securities that are bought and held principally for the purpose of selling them in the near term. These securities are carried at fair value, with unrealized gains and losses reported in earnings. As of December 31, 2018 and 2017, the Corporation did not hold investment securities for trading purposes.

Available-for-sale — Securities not classified as held-to-maturity or trading.  These securities are carried at fair value, with unrealized holding gains and losses, net of deferred taxes, reported in other comprehensive income (“OCI”) as a separate component of stockholders’ equity, and do not affect earnings until they are realized or are deemed to be other-than-temporarily impaired.

Equity securities — Equity securities that do not have readily available fair values are classified as other equity securities in the consolidated statements of financial condition. These securities are stated at the lower of cost or realizable value.  This category is principally composed of stock that is owned by the Corporation to comply with Federal Home Loan Bank (“FHLB”) regulatory requirements.  Their realizable value equals their cost. Also included in this category are marketable equity securities held at fair value with changes in unrealized gains or losses recorded through earnings pursuant to the requirements of ASU 2016-01.

Premiums and discounts on debt securities are amortized as an adjustment to interest income on investments over the life of the related securities under the interest method.  Net realized gains and losses and valuation adjustments considered other-than-temporary, if any, related to investment securities are determined using the specific identification method and are reported in non-interest income as net gain (loss) on sale of investments and net impairment losses on debt securities, respectively.  Purchases and sales of securities are recognized on a trade-date basis.

Evaluation of other-than-temporary impairment (“OTTI”) on held-to-maturity and available-for-sale securities

On a quarterly basis, the Corporation performs an assessment to determine whether there have been any events or economic circumstances indicating that a security with an unrealized loss has suffered an OTTI. A security is considered impaired if the fair

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

value is less than its amortized cost basis. The Corporation employs a systematic methodology that considers all available evidence in evaluating a potential impairment of its investments.

The impairment analysis of debt securities places special emphasis on the analysis of the cash position of the issuer and its cash and capital generation capacity, which could increase or diminish the issuer’s ability to repay its bond obligations, the length of time and the extent to which the fair value has been less than the amortized cost basis, any adverse change to the credit conditions and liquidity of the issuer, taking into consideration the latest information available about the financial condition of the issuer, credit ratings, the failure of the issuer to make scheduled principal or interest payments, recent legislation and government actions affecting the issuer’s industry, and actions taken by the issuer to deal with the economic climate. The Corporation also takes into consideration changes in the near-term prospects of the underlying collateral of a security, if any, such as changes in default rates, loss severity given default, and significant changes in prepayment assumptions and the level of cash flows generated from the underlying collateral, if any, supporting the principal and interest payments of the debt securities. OTTI must be recognized in earnings if the Corporation has the intent to sell the debt security or it is more likely than not that it will be required to sell the debt security before recovery of its amortized cost basis.  However, even if the Corporation does not expect to sell a debt security, it must evaluate expected cash flows to be received and determine if a credit loss has occurred.  An unrealized loss is generally deemed to be other-than-temporary and a credit loss is deemed to exist if the present value of the expected future cash flows is less than the amortized cost basis of the debt security. For available-for-sale and held-to-maturity debt securities the Corporations intends to hold, the credit loss component of an OTTI, if any, is recorded as net impairment losses on debt securities in the statements of income, while the remaining portion of the impairment loss is recognized in OCI, net of taxes, and included as a component of stockholders’ equity. The previous amortized cost basis less the OTTI recognized in earnings is the new amortized cost basis of the investment. The new amortized cost basis is not adjusted for subsequent recoveries in fair value.  Subsequent increases and decreases (if not an OTTI) in the fair value of available-for-sale securities is included in other comprehensive income. For held-to-maturity debt securities, any OTTI recognized in OCI should be accreted from other comprehensive income to the amortized cost of the debt security over the remaining life of the debt security.  However, debt securities for which OTTI was recognized in earnings, the difference between the new amortized cost basis and the cash flows expected to be collected is accreted as interest income as long as the security is not placed in nonaccrual status. Debt securities held by the Corporation at year-end primarily consisted of securities issued by U.S. government-sponsored entities, private label mortgage-backed securities (“MBS”), certain bonds issued by the Puerto Rico Housing Finance Authority, a government instrumentality of the Commonwealth of Puerto Rico, and obligations of certain municipalities in Puerto Rico. Given the explicit and implicit guarantees provided by the U.S. federal government, the Corporation believes the credit risk in securities issued by the U.S. government-sponsored entities is low. The Corporation’s OTTI assessment was concentrated on Puerto Rico government debt securities and private label MBS. For further information, including methodology and assumptions used for the discounted cash flow analyses performed on these securities, refer to Note 5 – Investment Securities, to the consolidated financial statements.

Loans held for investment

Loans that the Corporation has the ability and intent to hold for the foreseeable future are classified as held for investment. The substantial majority of the Corporation’s loans are classified as held for investment. Loans are stated at the principal outstanding balance, net of unearned interest, cumulative charge-offs, unamortized deferred origination fees and costs, and unamortized premiums and discounts. Fees collected and costs incurred in the origination of new loans are deferred and amortized using the interest method or a method that approximates the interest method over the term of the loan as an adjustment to interest yield. Unearned interest on certain personal loans, auto loans and finance leases and discounts and premiums are recognized as income under a method that approximates the interest method. When a loan is paid-off or sold, any unamortized net deferred fee (cost) is credited (charged) to income. Credit card loans are reported at their outstanding unpaid principal balance plus uncollected billed interest and fees net of amounts deemed uncollectible. Purchased Credit Impaired (“PCI”) loans are reported net of any remaining purchase accounting adjustments. See “Loans Acquired” below for the accounting policy for PCI loans.

Nonaccrual and Past-Due Loans - Loans on which the recognition of interest income has been discontinued are designated as nonaccrual.  Loans are classified as nonaccrual when they are 90 days past due for interest and principal, with the exception of residential mortgage loans guaranteed by the Federal Housing Administration (the “FHA”) or the Veterans Administration (the “VA”) and credit cards. It is the Corporation’s policy to report delinquent mortgage loans insured by the FHA, or guaranteed by the VA or the Puerto Rico Housing Authority, as loans past due 90 days and still accruing as opposed to nonaccrual loans since the principal repayment is insured. However, the Corporation discontinues the recognition of income for FHA/VA loans when such loans are over 15 months delinquent, taking into consideration the FHA interest curtailment process, and for loans guaranteed by the Puerto Rico Housing Finance Authority when such loans are over 90 days delinquent. As permitted by regulatory guidance issued by the Federal Financial Institutions Examination Council (“FFIEC”), credit card loans are generally charged off in the period in which the account becomes 180 days past due. Credit card loans continue to accrue finance charges and fees until charged off at 180 days. Loans generally may be placed on nonaccrual status prior to when required by the policies described above when the full and timely collection of interest or principal becomes uncertain (generally based on an assessment of the borrower’s financial condition and the

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

adequacy of collateral, if any). When a loan is placed on nonaccrual status, any accrued but uncollected interest income is reversed and charged against interest income and amortization of any net deferred fees is suspended. Interest income on nonaccrual loans is recognized only to the extent it is received in cash. However, when there is doubt regarding the ultimate collectability of loan principal, all cash thereafter received is applied to reduce the carrying value of such loans (i.e., the cost recovery method). Generally, the Corporation returns a loan to accrual status when all delinquent interest and principal becomes current under the terms of the loan agreement, or after a sustained period of repayment performance (6 months) and the loan is well secured and in the process of collection, and full repayment of the remaining contractual principal and interest is expected. PCI loans are not reported as nonaccrual as these loans were written down to fair value at the acquisition date and the accretable yield is recognized in interest income over the remaining life of the loans. Loans that are past due 30 days or more as to principal or interest are considered delinquent, with the exception of residential mortgage, commercial mortgage, and construction loans, which are considered past due when the borrower is in arrears on two or more monthly payments.

Impaired Loans - A loan is considered impaired when, based upon current information and events, it is probable that the Corporation will be unable to collect all amounts due (including principal and interest) according to the contractual terms of the loan agreement, or the loan has been modified in a Troubled Debt Restructuring (“TDR”). Loans with insignificant delays or insignificant shortfalls in the amounts of payments expected to be collected are not considered to be impaired. The Corporation evaluates individually for impairment those loans in the construction, commercial mortgage, and commercial and industrial portfolios of $1 million or more as well as any boat loan of $1 million or more. Although the authoritative accounting guidance for a specific impairment of a loan excludes large groups of smaller balance homogeneous loans that are collectively evaluated for impairment (e.g., mortgage and consumer loans), it specifically requires that loan modifications considered TDRs be analyzed under its provision. The Corporation also evaluates for impairment purposes certain residential mortgage loans and home equity lines of credit with high delinquency and loan to value levels. Held-for-sale loans are not reported as impaired, as these loans are recorded at the lower of cost or fair value.

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

TDR loans are classified as either accrual or nonaccrual loans. Loans in accrual status may remain in accrual status when their contractual terms have been modified in a TDR if the loans had demonstrated performance prior to the restructuring and payment in full under the restructured terms is expected. Otherwise, loans on nonaccrual and restructured as a TDR will remain on nonaccrual status until the borrower has proven the ability to perform under the modified structure, generally for a minimum of six months, and there is evidence that such payments, can, and are likely to, continue as agreed. Refer to Note 8 – Loans Held for Investment,” to the consolidated financial statements for additional qualitative and quantitative information about TDR loans.

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

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

The Corporation removes loans from TDR classification, consistent with authoritative guidance that allows for a TDR to be removed from this classification in years following the modification, only when the following two circumstances are met:

•          The loan is in compliance with the terms of the restructuring agreement and, therefore, is not considered impaired under the revised terms; and

•          The loan yields a market interest rate at the time of the restructuring. In other words, the loan was restructured with an interest rate equal to or greater than what the Corporation would have been willing to accept at the time of the restructuring for a new loan with comparable risk.

If both of the conditions are met, the loan can be removed from the TDR classification in calendar years after the year in which the restructuring took place. However, the loan continues to be individually evaluated for impairment. Loans classified as TDRs, including loans in trial payment periods (trial modifications), are considered impaired loans.

With respect to the restructuring of a loan into two new loan notes, or loan splits, generally Note A of a loan split is restructured under market terms, and Note B is fully charged off.  If Note A is in compliance with the restructured terms in years following the restructuring, Note A will be removed from the TDR classification and will continue to be individually evaluated for impairment. Refer to Note 8 – Loans Held for Investment, to the consolidated financial statements, for additional information about loan splits.

A loan that had previously been modified in a TDR and is subsequently refinanced under current underwriting standards at a market rate with no concessionary terms is accounted for as a new loan and is no longer reported as a TDR.

Interest income on impaired loans is recognized based on the Corporation’s policy for recognizing interest on accrual and nonaccrual loans.

Loans Acquired - All purchased loans are recorded at fair value at the date of acquisition. Loans acquired with evidence of credit deterioration since their origination and where it is probable at the date of acquisition that the Corporation will not collect all contractually required principal and interest payments are considered PCI loans. Evidence of credit quality deterioration as of the purchase date may include statistics such as past due and nonaccrual status, credit scores, and revised loan terms. PCI loans have been aggregated into pools based on common risk characteristics. Each pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. In accounting for PCI loans, the difference between contractually required payments and the cash flows expected to be collected at acquisition is referred to as the nonaccretable difference. The nonaccretable difference, which is neither accreted into income nor recorded on the consolidated statements of financial condition, reflects estimated future credit losses expected to be incurred over the life of the pool of loans. The excess of cash flows expected to be collected over the estimated fair value of PCI loans is referred to as the accretable yield. This amount is not recorded on the statements of financial condition, but is accreted into interest income over the remaining life of the pool of loans, using the effective-yield method.

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

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

addressed by the Corporation’s quarterly cash flow evaluation process for each pool. Modified PCI loans are not removed from a pool even if those loans would otherwise be deemed TDRs.

Because the initial fair value of PCI loans recorded at acquisition includes an estimate of credit losses expected to be realized over the remaining lives of the loans, the Corporation separately tracks and reports PCI loans and excludes these loans from its delinquency and nonaccrual loan statistics.

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

Loans held for sale

Loans that the Corporation intends to sell or that the Corporation does not have the ability and intent to hold for the foreseeable future are classified as held-for-sale loans. Loans held for sale are stated at the lower of aggregate cost or fair value.  Generally, the loans held-for-sale portfolio consists of conforming residential mortgage loans that the Corporation intends to sell to the Government National Mortgage Association (“GNMA”) and government-sponsored entities (“GSEs”), such as the Federal National Mortgage Association (“FNMA”) and the Federal Home Loan Mortgage Corporation (“FHLMC”). Generally, residential mortgage loans held for sale are valued on an aggregate portfolio basis and the value is primarily derived from quotations based on the mortgage-backed securities market. The amount by which cost exceeds market value in the aggregate portfolio of loans held for sale, if any, is accounted for as a valuation allowance with changes therein included in the determination of net income and reported as part of mortgage banking activities in the consolidated statements of income. Loan costs and fees are deferred at origination and are recognized in income at the time of sale. The fair value of commercial and construction loans held for sale is primarily derived from external appraisals, or broker price opinions that the Corporation considered, with changes in the valuation allowance reported as part of other non-interest income in the consolidated statements of income.

In certain circumstances, the Corporation transfers loans from/to held for sale or held for investment based on a change in strategy. If such a change in holding strategy is made, significant adjustments to the loans’ carrying values may be necessary. Reclassifications of loans held for investment to held for sale are made at the lower of cost or fair value on the date of transfer and establish a new cost basis upon transfer. Write-downs of loans transferred from held for investment to held for sale are recorded as charge-offs at the time of transfer. Subsequent changes in value below amortized cost are recorded through non-interest income. Reclassifications of loans held for sale to held for investment are made at fair value on the date of transfer. Any difference between the carrying value and the fair value of a reclassified loan is recorded as an adjustment to non-interest income, prospectively, over the remaining life of the loan.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Allowance for loan and lease losses

The Corporation maintains the allowance for loan and lease losses at a level considered adequate to absorb incurred losses currently inherent in the loan and lease portfolio. The Corporation does not maintain an allowance for held-for-sale loans or PCI loans that are performing in accordance with or better than expectations as of the date of acquisition, as the fair values of these loans already reflect a credit component. The allowance for loan and lease losses provides for probable incurred losses that have been identified with specific valuation allowances for individually evaluated impaired loans and for probable incurred losses believed to be inherent in the loan portfolio that have not been specifically identified. The determination of the allowance for loan and lease losses requires significant estimates, including with respect to the timing and amounts of expected future cash flows on impaired loans, consideration of current economic conditions and business strategies, and historical loss experience pertaining to the portfolios and pools of homogeneous loans, all of which may be susceptible to change.

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

The allowance for loan and lease losses consists of specific reserves based upon valuations of loans considered to be impaired and general reserves. A specific valuation allowance is established for individual impaired loans in the commercial mortgage, construction, and commercial and industrial portfolios and certain boat loans, residential mortgage loans, and home equity lines of credit, primarily when the collateral value of the loan (if the impaired loan is determined to be collateral dependent) or the present value of the expected future cash flows discounted at the loan’s effective rate is lower than the carrying amount of that loan. The loans within the commercial mortgage, construction, commercial and industrial portfolios, and boat loans of $1 million or more are individually evaluated for impairment. Also, certain residential mortgage loans and home equity lines of credit are individually evaluated for impairment purposes based on their delinquency and loan to value levels. When foreclosure of a collateral dependent loan is probable, the impairment measure is based on the fair value of the collateral.  The fair value of the collateral is generally obtained from appraisals. Updated appraisals are obtained when the Corporation determines that loans are impaired and are generally updated annually thereafter according to the Corporation’s appraisal policy. In addition, appraisals and/or appraiser price opinions are also obtained for residential mortgage loans based on specific characteristics such as delinquency levels, age of the appraisal, and loan-to-value ratios.  The excess of the recorded investment in a collateral dependent loan over the resulting fair value of the collateral is charged-off when deemed uncollectible.

For all other loans, which include small, homogeneous loans, such as auto loans, and the other classes in the consumer loan portfolio, residential mortgages and commercial and construction loans not individually evaluated for impairment, the Corporation maintains a general valuation allowance established through a process that begins with estimates of incurred losses based upon various statistical analyses. The general reserve is primarily determined by applying loss factors according to the loan type and assigned risk category (pass, special mention, and substandard loans that are not considered to be impaired; all doubtful loans are considered impaired).

The Corporation uses a roll-rate methodology to estimate losses on its consumer loan portfolio based on delinquencies and considering credit bureau score bands. The Corporation tracks the historical portfolio performance to arrive at a weighted-average distribution in each subgroup of each delinquency bucket. Roll-to-loss rates (loss factors) are calculated by multiplying the roll rates

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

 The cash flow analysis for each residential mortgage pool is performed at the individual loan level and then aggregated to the pool level in determining the overall loss ratio (the “base methodology”). The model applies risk-adjusted prepayment curves, default curves, and severity curves to each loan in the pool. For loan restructuring pools, the present value of future cash flows under the new terms, at the loan’s effective interest rate, is taken into consideration. Additionally, estimates of default risk and prepayments related to loan restructurings are based on, among other things, the historical experience of these loans. Loss severity is affected by the house price scenario, which is based in part on recent house price trends. Default curves are used in the model. The attributes that are most significant to the probability of default include present collection status (current, delinquent, in bankruptcy, in foreclosure stage), vintage, loan-to-values, and geography (Puerto Rico, Florida or the Virgin Islands). The estimates of the risk-adjusted timing of liquidations and associated costs are used in the model, and are risk-adjusted for the geographic area in which each property is located.

 For commercial loans, historical charge-off rates are calculated by the Corporation on a quarterly basis for each commercial loan regulatory-based credit risk category (i.e.  pass, special mention, substandard, and doubtful) using the historical charge-offs and portfolio balances over their average loss emergence period (the “raw loss rate”) for each credit risk classification. However, when not enough loss experience is observed in a particular risk-rated category and the calculation results in a loss rate for such risk-rated category that is lower than the loss rate of a less severe risk-rated category, the Corporation uses the loss rate of such less severe category.  A qualitative factor adjustment is applied to the base rate average utilizing a resulting factor derived from a set of risk-based ratings and weights assigned to credit and economic indicators over a reasonable period applied to a developed expected range of historical losses and a basis point adjustment derived from the difference between the average raw loss rate and the highest loss rate observed during a look-back period that management determined was appropriate to use for each region to identify any relevant effect during an economic cycle.

During 2017, management established a separate qualitative element of the allowance to estimate inherent losses associated with the effect of Hurricanes Maria and Irma on the Corporation’s loan portfolios in Puerto Rico and Virgin Islands. This qualitative element of the allowance was initially determined based on the estimated effect that the hurricanes could have on employment levels (e.g., an unemployment rate that significantly increases from levels in Puerto Rico at the time of the hurricanes based on statistics observed in the aftermath of similar natural disasters in the U.S. mainland like Hurricane Katrina), economic activity in the Corporation’s geographic regions, and the time it could take for the affected regions to return to a more normalized operating environment.

For large commercial and construction loan relationships, loan officers performed individual reviews of the effect of the hurricanes on these borrowers’ sources of repayment. These large relationships, that represented 80% of the outstanding balance of the Corporation’s commercial and construction loan portfolio at the time of the hurricanes, were analyzed and divided into three hurricane-affected categories (i.e.  Low, Medium and High). Clients categorized as Low had no effect, or relatively insignificant effect, as a result of the storms. Clients in the Medium category had demonstrated that they had sufficient liquidity to satisfy their obligations, but the complexity of the insurance claim process may affect their primary or secondary source of repayment. Finally, clients categorized as High could potentially have problems with their primary or secondary sources of repayment as they have a higher degree of uncertainty with respect to the timing of the insurance claim resolution, and the full reestablishment of their businesses is highly dependent on the timely receipt of insurance proceeds. Reserve levels were then recognized for these particular loans based on this stratification. For loans in the Low category, no additional qualitative hurricane-related reserve was calculated. For loans in the Medium and High categories, the Corporation stressed the general reserve loss factors applicable to these loans to reflect higher default probabilities not reflected in the historical data.

This review also resulted in downgrades in the credit risk classification of certain loans and their reserves were determined following the methodology applicable to criticized and adversely classified loans, as appropriate.

During 2018, the Corporation performed additional procedures to evaluate the adequacy of the qualitative reserve, including the consideration of updated payment patterns and probability of default credit risk analyses applied to consumer loan borrowers subject to payment deferral programs that expired early in 2018. For the determination of the hurricane-related qualitative reserve for residential mortgage loans as of December 31, 2018, the Corporation stressed the loss factors derived from its above-described base methodology by incorporating assumptions of further deterioration in the housing price index and higher loan modification levels. Although the foreclosure moratoriums extended by the FHA to hurricane-affected individuals ended on September 15, 2018, there are

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

likely to be additional delays in foreclosure actions due to court related backlogs. For the determination of the hurricane-related qualitative reserve for commercial and construction loans not individually reviewed as of December 31, 2018, the Corporation segregated the portfolio based on delinquency levels and stressed the general reserve loss factors applicable to 30-89 days past due loans to reflect higher default probabilities. Refer to Note 2 – Effects of Natural Disasters, to the consolidated financial statements, for additional information about the effect of Hurricanes Maria and Irma in the Corporation financial results.

Refer to Note 9 – Allowance for Loan and Lease Losses, to the consolidated financial statements, for additional information, including the balance of the hurricane-related qualitative allowance for each portfolio segment and accounting policy with respect to the reserve for unfunded lending commitments, such as letters of credit and biding unfunded loan commitments.

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

Servicing assets (“MSRs”) retained in a sale or securitization arise from contractual agreements between the Corporation and investors in mortgage securities and mortgage loans. The value of MSRs is derived from the net positive cash flows associated with the servicing contracts. Under these contracts, the Corporation performs loan-servicing functions in exchange for fees and other remuneration. The servicing functions typically include: collecting and remitting loan payments, responding to borrower inquiries, accounting for principal and interest, holding custodial funds for payment of property taxes and insurance premiums, supervising foreclosures and property dispositions, and generally administering the loans. The servicing rights, included as part of other assets in the statements of financial condition, entitle the Corporation to servicing fees based on the outstanding principal balance of the mortgage loans and the contractual servicing rate. The servicing fees are credited to income on a monthly basis when collected and recorded as part of mortgage banking activities in the consolidated statements of income. In addition, the Corporation generally receives other remuneration consisting of mortgagor-contracted fees such as late charges and prepayment penalties, which are credited to income when collected.

Considerable judgment is required to determine the fair value of the Corporation’s MSRs. Unlike highly liquid investments, the market value of MSRs cannot be readily determined because these assets are not actively traded in securities markets. The initial carrying value of the MSRs is generally determined based on its fair value.  The fair value of the MSRs is determined based on a combination of market information on trading activity (MSR trades and broker valuations), benchmarking of servicing assets (valuation surveys), and cash flow modeling. The valuation of the Corporation’s MSRs incorporates two sets of assumptions: (1) market-derived assumptions for discount rates, servicing costs, escrow earnings rates, floating earnings rates, and the cost of funds; and (2) market assumptions calibrated to the Corporation’s loan characteristics and portfolio behavior for escrow balances, delinquencies and foreclosures, late fees, prepayments, and prepayment penalties.

Once recorded, MSRs are periodically evaluated for impairment. Impairment occurs when the current fair value of the MSRs is less than its carrying value. If MSRs are impaired, the impairment is recognized in current-period earnings and the carrying value of the MSRs is adjusted through a valuation allowance. If the value of the MSRs subsequently increases, the recovery in value is recognized in current period earnings and the carrying value of the MSRs is adjusted through a reduction in the valuation allowance. For purposes of performing the MSR impairment evaluation, the servicing portfolio is stratified on the basis of certain risk characteristics such as

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

region, terms, and coupons. An other-than-temporary impairment analysis is prepared to evaluate whether a loss in the value of the MSRs in a particular stratum, if any, is other than temporary or not. When the recovery of the value is unlikely in the foreseeable future, a write-down of the MSRs in the stratum to its estimated recoverable value is charged to the valuation allowance. As of December 31, 2018, the carrying value of the MSRs amounted to $27.4 million (2017 - $25.3 million).

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

The Corporation has operating lease agreements primarily associated with the rental of premises to support the branch network or for general office space.  Certain of these arrangements are noncancelable and provide for rent escalation and renewal options. Refer to “Recently issued accounting standards and recently adopted accounting pronouncements – Lease Accounting” below for new accounting guidance with respect to the leasing transactions in effect since January 1, 2019.

Other real estate owned (OREO)

OREO, which consists of real estate acquired in settlement of loans, is recorded at the lower of cost (carrying value of the loan) or fair value minus estimated costs to sell the real estate acquired. Generally, loans have been written down to their net realizable value prior to foreclosure. Any further reduction to their net realizable value is recorded with a charge to the allowance for loan losses at the time of foreclosure or shortly thereafter. Thereafter, gains or losses resulting from the sale of these properties and losses recognized on the periodic reevaluations of these properties are credited or charged to earnings and are included as part of net loss on OREO operations in the statements of income. The cost of maintaining and operating these properties is expensed as incurred. The Corporation estimates fair values primarily based on appraisals, when available, and the net realizable value is reviewed and updated periodically depending on the type of property involved.

Goodwill and other intangible assets

Goodwill – Goodwill is the purchase premium after adjusting for the fair value of net assets acquired. Goodwill is not amortized but is reviewed for potential impairment on an annual basis, generally during the fourth quarter, or more often if events or circumstances indicate there may be an impairment.  The Corporation evaluated goodwill for impairment as of October 1, 2018. Goodwill impairment testing is performed at the segment (or “reporting unit”) level. Goodwill is assigned to reporting units at the date the goodwill is initially recorded.  Once goodwill has been assigned to a reporting unit, it no longer retains its association with a particular acquisition, and all of the activities within a reporting unit, whether acquired or internally generated, are available to support the value of the goodwill.  The Corporation’s goodwill is related to the U.S. (Florida) reporting unit.

The Corporation bypassed the qualitative assessment in 2018 and proceeded directly to perform the first step of the two-step goodwill impairment test. The first step (“Step 1”) involves a comparison of the estimated fair value of the reporting unit to its carrying value, including goodwill.  If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is not considered impaired. If the carrying value exceeds the estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of the impairment.

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

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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
  the potential future earnings of the reporting unit; and
  the market growth and new business assumptions.

For purposes of the market comparable approach, the valuation was determined based on market multiples for comparable companies and recent acquisition transactions and market participant assumptions applied to the reporting unit to derive an implied value of equity.

For purposes of the DCF analysis, the valuation was based on estimated future cash flows. The financial projections used in the DCF analysis for the reporting unit were based on the most recent available data. The growth assumptions included in these projections were based on management’s expectations of the reporting unit’s financial prospects as well as particular plans for the entity (i.e., restructuring plans). The cost of equity was estimated using the capital asset pricing model using comparable companies, an equity risk premium, the rate of return of a “riskless” asset, a size premium based on the size of the reporting unit, and a company specific premium. The resulting discount rate was analyzed in terms of reasonability given current market conditions.

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

The Corporation engaged a third-party valuation specialist to assist management in the annual evaluation of the Florida unit’s goodwill as of the October 1, 2018 valuation date. In reaching its conclusion on impairment, management discussed with the specialist the methodologies, assumptions, and results supporting the relevant values for the goodwill and determined that they were reasonable.

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

Goodwill was not impaired as of December 31, 2018 or 2017.

Intangible Assets subject to Amortization - Core deposit intangibles are amortized over their estimated lives, generally on a straight-line basis, and are reviewed periodically for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. The carrying value of core deposit intangible assets amounted to $4.3 million as of December 31, 2018 ($5.5 million as of December 31, 2017).

In connection with the acquisition of a FirstBank-branded credit card loan portfolio in 2012, the Corporation recognized at acquisition a purchased credit card relationship intangible of $24.5 million ($5.7 million and $8.0 million as of December 31, 2018 and 2017, respectively), which is being amortized on an accelerated basis based on the estimated attrition rate of the purchased credit card accounts, which reflects the pattern in which the economic benefits of the intangible asset are consumed. These benefits are

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

consumed as the revenue stream generated by the cardholder relationship is realized. For further disclosures, refer to Note 14 – Goodwill and other Intangibles, to the consolidated financial statements.

In the first quarter of 2016, FirstBank Insurance Agency acquired certain insurance customer accounts and related customer records and recognized an insurance customer relationship intangible of $1.1 million ($0.6 million and $0.8 million as of December 31, 2018 and 2017, respectively), which is being amortized on a straight-line basis. The list of accounts acquired has a direct relationship to previous mortgage loan portfolio acquisitions from Doral Bank and Doral Financial in 2015 and 2014, respectively.

For intangible assets subject to amortization, an impairment loss is recognized if the carrying value of the intangible asset is not recoverable and exceeds fair value. The carrying value of the intangible asset is considered not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use of the asset. The Corporation performed impairment tests for the years ended December 31, 2018, 2017, and 2016 and determined that no impairment was needed to be recognized for intangible assets subject to amortization.

Securities purchased and sold under agreements to repurchase

Securities purchased under resale agreements and securities sold under repurchase agreements are accounted for as collateralized financing transactions. Generally, these agreements are recorded at the amount at which the securities were purchased or sold. The Corporation monitors the fair value of securities purchased and sold, and obtains collateral from, or returns it to, the counterparties when appropriate. These financing transactions do not create material credit risk given the collateral provided and the related monitoring process.  The Corporation sells and acquires securities under agreements to repurchase or resell the same or similar securities.  Generally, similar securities are securities from the same issuer, with identical form and type, similar maturity, identical contractual interest rates, similar assets as collateral, and the same aggregate unpaid principal amount. The counterparty to certain agreements may have the right to repledge the collateral by contract or custom. Such assets are presented separately in the statements of financial condition as securities pledged with creditors’ right to repledge. Repurchase and resale activities may be transacted under legally enforceable master repurchase agreements that give the Corporation, in the event of default by the counterparty, the right to liquidate securities held and to offset receivables and payables with the same counterparty. The Corporation offsets repurchase and resale transactions with the same counterparty on the consolidated statements of financial condition where it has such a legally enforceable master netting agreement and the transactions have the same maturity date.

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

   Rewards liability

The Corporation offers products, primarily credit cards, that offer various rewards to reward program members, such as airline tickets, cash, or merchandise, based on account activity. The Corporation generally recognizes the cost of rewards as part of business promotion expenses when the rewards are earned by the customer and, at that time, records the corresponding reward liability. The reward liability is computed based on points earned to date that are expected to be redeemed and the average cost per point redemption. The reward liability is reduced as points are redeemed. In estimating the reward liability, the Corporation considers historical reward redemption behavior, the terms of the current reward program, and the card purchase activity. The reward liability is sensitive to changes in the reward redemption type and redemption rate, which is based on the expectation that the vast majority of all points earned will eventually be redeemed. The reward liability, which is included in other liabilities in the consolidated statements of financial condition, totaled $7.0 million as of each December 31, 2018 and 2017.

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

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

Under the authoritative accounting guidance, income tax benefits are recognized and measured based on a two-step analysis: 1) a tax position must be more likely than not to be sustained based solely on its technical merits in order to be recognized; and 2) the benefit is measured at the largest dollar amount of that position that is more likely than not to be sustained upon settlement.  The difference between the benefit recognized in accordance with this analysis and the tax benefit claimed on a tax return is referred to as an Unrecognized Tax Benefit (“UTB”).  The Corporation classifies interest and penalties, if any, related to UTBs as components of income tax expense. As of December 31, 2018 and 2017, the Corporation did not have any UTBs recorded on its books.

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

Stock-based compensation accounting guidance provides for the development of an estimate of the number of share-based awards that will be forfeited due to employee or director turnover. Quarterly changes in the estimated forfeiture rate may have a significant effect on share-based compensation, as the effect of adjusting the rate for all expense amortization is recognized in the period in which the forfeiture estimate is changed.  If the actual forfeiture rate is higher than the estimated forfeiture rate, an adjustment is made to increase the estimated forfeiture rate, which will result in a decrease in the expense recognized in the financial statements.  If the actual forfeiture rate is lower than the estimated forfeiture rate, then an adjustment is made to decrease the estimated forfeiture rate, which will result in an increase in the expense recognized in the financial statements.  When unvested shares of restricted stock or performance units are forfeited, any compensation expense previously recognized on the forfeited awards is reversed in the period of the forfeiture.  For additional information regarding the Corporation’s equity-based compensation and awards granted, refer to Note 21 – Stock-based Compensation, to the consolidated financial statements.

Comprehensive income

Comprehensive income for First BanCorp. includes net income and the unrealized gain (loss) on available-for-sale securities, net of estimated tax effects.

Segment information

The Corporation reports financial and descriptive information about its reportable segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by management in deciding how to allocate resources and in assessing performance.  The Corporation’s management determined that the segregation that best fulfills the

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

segment definition described above is by lines of business for its operations in Puerto Rico, the Corporation’s principal market, and by geographic areas for its operations outside of Puerto Rico. As of December 31, 2018, the Corporation had six operating segments that are all reportable segments: Commercial and Corporate Banking; Mortgage Banking; Consumer (Retail) Banking; Treasury and Investments; United States Operations; and Virgin Islands Operations. Refer to Note 35 – Segment Information, to the consolidated financial statements for additional information.

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

  Under the fair value accounting guidance, an entity has the irrevocable option to elect, on a contract-by-contract basis, to measure certain financial assets and liabilities at fair value at the inception of the contract and, thereafter, to reflect any changes in fair value in current earnings. The Corporation did not make any fair value option election as of December 31, 2018 or 2017. See Note 29 – Fair Value, to the consolidated financial statements for additional information.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Income recognition— Insurance agency

Commission revenue is recognized as of the effective date of the insurance policy. Additional premiums and rate adjustments are recorded as they occur. The Corporation also receives contingent commissions from insurance companies as additional incentive for achieving specified premium volume goals and/or the loss experience of the insurance placed by the Corporation. Contingent commissions from insurance companies are recognized when determinable, which is generally when such commissions are received or when the amount to be received is reported to the Corporation by the insurance company. An allowance is created for expected adjustments to commissions earned relating to policy cancellations. Please refer to Note 30 - Revenue from Contracts with Customers, below for additional information about the Corporation’s evaluation of insurance commissions for purposes of the implementation of the revenue recognition accounting guidelines effective since January 1, 2018 and other revenues within the scope of the Accounting Standard Codification (“ASC” or “Codification”) Topic 606.

Earnings per common share

Earnings per share-basic is calculated by dividing net income attributable to common stockholders by the weighted-average number of common shares issued and outstanding. Net income attributable to common stockholders represents net income adjusted for any preferred stock dividends, including any preferred stock dividends declared, and any cumulative preferred stock dividends related to the current dividend period that have not been declared as of the end of the period. Basic weighted-average common shares outstanding excludes unvested shares of restricted stock that do not contain non-forfeitable dividend rights. The computation of diluted earnings per share is similar to the computation of basic earnings per share except that the number of weighted-average common shares is increased to include the number of additional common shares that would have been outstanding if the dilutive common shares had been issued, referred to as potential common shares.

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

Recently issued accounting standards and recently adopted accounting pronouncements

The FASB has issued the following accounting pronouncements and guidance relevant to the Corporation’s operations:

Revenue Recognition

     In May 2014, the FASB updated the ASC to create a new, principles-based revenue recognition framework. This guidance requires entities to recognize revenues when they transfer promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance describes a 5-step process that entities can apply to achieve the core principle of revenue recognition and requires disclosures sufficient to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers and the significant judgments used in determining that information.

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

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

However, additional disclosures required by the standard have been included in Note 30 – Revenue from Contracts with Customers, to the Corporation’s consolidated financial statements.

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

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Lease Accounting

     In February 2016, the FASB updated the Codification to replace ASC 840, “Leases (Topic 840)” (“ASC Topic 840”), with new guidance for the financial reporting about leasing transactions. Under the new guidance, a lessee is required to recognize a right-of-use asset (“ROU”) and a lease liability for leases with lease terms of more than 12 months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily depend on its classification as a finance or operating lease. However, unlike previous guidance, which requires the recognition of only capital leases on the balance sheet, the guidance requires both types of leases to be recognized on the balance sheet. The guidance also requires disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative information and additional information about the amounts recorded in the financial statements. The FASB issued an update in January 2018 providing an optional transition practical expedient under which an entity need not evaluate under new ASC Topic 842, “Leases” (“ASC Topic 842”), land easements that existed or expired before the entity’s adoption of ASC Topic 842 and were not previously accounted for as leases. In addition, the FASB issued an update in July 2018 that provides entities with an additional and optional transition method that allows entities to adopt the new standard prospectively as of the effective date, without adjusting comparative periods presented. Also, the amendments provide lessors with a practical expedient, by class of underlying asset, to not separate non lease components, subject to certain circumstances. Also in July 2018, the FASB issued an update that makes various technical corrections to clarify how to apply certain aspects of the new leases standard such as reassessment of lease classification, variable lease payments that depend on an index or a rate, lease term and purchase options, and certain transition adjustments, among others. The guidance on leases took effect for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.

The update will affect the Corporation’s consolidated financial statements since the Corporation has operating and lease arrangements for which it is a lessee. The new standard provides a number of optional practical expedients in transition. The Corporation adopted this guidance in 2019, and elected the optional transition approach to not apply the new lease standard in comparative periods presented and the package of practical expedients which allows the Corporation not to reassess prior conclusions about lease classification and initial direct costs. On the other hand, the Corporation did not elect the practical expedient provided to lessors to not account for lease and non-lease components separately, or the practical expedient pertaining to land easement. The adoption of this guidance is expected to result in the recognition of ROU assets and lease liabilities for operating leases in a range of $55 million to $65 million, with the most significant impact from recognition of ROU assets and liabilities related to the Bank’s branches and ATMs operating leases. The adoption of the new guidance will not have a material impact on the Corporation’s consolidated statement of income, stockholders’ equity and cash flows.

Amortization of Premiums and Discounts of callable debt securities

In March 2017, the FASB updated the Codification to shorten the amortization period for certain purchased callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. With respect to securities held at a discount, the amendments do not require an accounting change; thus, the discount continues to be amortized to maturity. Under current GAAP, premiums and discounts on callable debt securities generally are amortized to the maturity date. An entity must have a large number of similar securities to consider estimates of future principal prepayments when applying the interest method. However, an entity that holds an individual callable debt security at a premium may not amortize that premium to the earliest call date. If that callable debt security is subsequently called, the entity records a loss equal to the unamortized premium. The amendments in this update more closely align the amortization period of premiums and discounts to expectations incorporated in market pricing on the underlying securities. In most cases, market participants price securities to the call date that produces the worst yield when the coupon is above current market rates (that is, the security is trading at a premium) and price securities to maturity when the coupon is below market rates (that is, the security is trading at a discount) in anticipation that the borrower will act in its economic best interest. As a result, the amendments more closely align interest income recorded on bonds held at a premium or a discount with the economics of the underlying instrument. For public business entities, the amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The adoption of this guidance on January 1, 2019, did not have a material effect on the Corporation’s consolidated statement of financial condition or results of operations. As of December 31 2018, the Corporation does not have callable debt securities held at a premium.

Derivatives and Hedging

In August 2017, the FASB updated the Codification to: (i) expand hedge accounting for nonfinancial and financial risk components and amend measurement methodologies to more closely align hedge accounting with a company’s risk management activities; (ii) decrease the complexity of preparing and understanding hedge results by eliminating the separate measurement and reporting of hedge ineffectiveness; (iii) enhance transparency, comparability, and understanding of hedge results through enhanced disclosures and a change in the presentation of hedge results to align the effects of the hedging instrument and the hedged item; and (iv) reduce the cost

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

and complexity of applying hedge accounting by simplifying the manner in which assessments of hedge effectiveness may be performed. This update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The guidance requires companies to apply requirements to existing hedging relationships on the date of adoption, and the effect of the adoption should be reflected as of the beginning of the fiscal year of adoption. As of December 31, 2018, all of the derivatives held by the Corporation were considered economic undesignated hedges. The adoption of this guidance on January 1, 2019 did not have an effect on the Corporation’s consolidated statement of financial condition or results of operations.

Reclassification of Certain Tax Effects From Accumulated Other Comprehensive Income

    In February 2018, the FASB updated the Codification to provide entities with an option to reclassify to retained earnings, tax effects that were stranded in accumulated other comprehensive income, pursuant to the Tax Cuts and Jobs Act of 2017 (the “Tax Act”). This guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. This guidance may be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the corporate tax rate in the Tax Act is recognized. The adoption of this guidance on January 1, 2019 did not have an effect on the Corporation’s consolidated financial statements.

Improvements to Nonemployee Share-Based Payment Accounting

     In June 2018, the FASB updated the Codification as part of a simplification initiative to expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from non-employees and to address and improve aspects of the accounting for non-employee share-based payment transactions. The amendments are effective for interim and annual reporting periods beginning after December 15, 2018. The adoption of this guidance on January 1, 2019 did not have an effect on the Corporation’s consolidated financial statements.

Accounting for Financial Instruments – Credit Losses

In June 2016, the FASB updated the Codification to introduce new guidance for the accounting for credit losses. The guidance includes an impairment model (known as the current expected credit loss (“CECL”) model) that is based on expected losses rather than incurred losses. It also modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. The CECL model will apply to: (1) financial assets subject to credit losses and measured at amortized cost; and (2) certain off-balance sheet credit exposures. This includes loans, held-to-maturity debt securities, loan commitments, financial guarantees, and net investments in leases, as well as reinsurance and trade receivables. Upon initial recognition of the exposure, the CECL model requires an entity to estimate the credit losses expected over the life of an exposure (or pool of exposures). The estimate of expected credit losses (“ECL”) should consider historical information, current information, and reasonable and supportable forecasts, including estimates of prepayments. Financial instruments with similar risk characteristics should be grouped together when estimating ECL. The guidance does not prescribe a specific method to make the estimate, so its application will require significant judgment.

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

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

The Corporation has developed an actionable and detailed project plan in order to comply on a timely basis with the implementation of this new accounting framework. The Corporation has created a working group with members from multiple areas across the organization that is responsible for assessing the effect of the standard, evaluating interpretative issues, and evaluating the current credit loss models against the new guidance to determine any necessary changes and other related implementation activities. The working group provides periodic updates to the Corporation’s CECL Management Committee, which has oversight responsibilities for the implementation efforts. The CECL Management Committee also reports to the Corporation’s Board of Directors Audit Committee progress of the implementation plan. The Corporation continues to evaluate the effect that this guidance, including the method of implementation, will have on its consolidated financial statements. The Corporation does not expect to early adopt this guidance.

Subsequent Measurement of Goodwill

     In January 2017, the FASB updated the Codification to simplify the subsequent measurement of goodwill by eliminating Step 2 from the current two-step goodwill impairment test. This guidance provides that a goodwill impairment test shall be conducted by comparing the fair value of a reporting unit with its carrying amount. Entities must recognize an impairment charge for goodwill equal to the excess of the carrying amount over the reporting unit’s fair value. Entities have the option to perform a qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The effect of this guidance will depend upon the performance of the reporting units that have goodwill and the market conditions affecting the fair value of each reporting unit going forward.

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

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract

      In August 2018, the FASB amended the Codification to address a customer’s accounting for implementation costs incurred in a cloud computing arrangement that is a service contract.  This update aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. Costs for implementation activities in the application development stage are capitalized depending on the nature of the costs, while costs incurred during the preliminary project and post implementation stages are expensed as the activities are performed. The amendments in this update also require the entity to expense the capitalized implementation costs over the term of the hosting arrangement. Expenses related to the capitalized implementation costs must be presented in the same line item in the statement of income as the fees associated with the service of the arrangement, and payments for capitalized implementation costs must be classified in the statement of cash flows in the same manner as payments made for fees associated with the hosting element. With this update, the entity is also required to present the capitalized implementation costs in the statement of financial position in the same line item that a prepayment of the fees of the associated hosting arrangement would be presented.

 An entity can choose between prospective and retrospective transition. The Corporation early adopted the provisions of this standard in the fourth quarter of 2018, using the prospective transition approach. Total amount capitalized during the period relating to this accounting change amount to $0.2 million and is included as part of Other Assets in the accompanying consolidated statement of financial condition as of December 31, 2018.

Collaborative Arrangements

       In November 2018, the FASB issued new guidance to clarify the interaction between Collaborative Arrangements (“ASC Topic 808”) and Revenue from Contracts with Customers (“ASC Topic 606”) standards. The guidance (i) clarifies that certain transactions between collaborative arrangement participants should be accounted for under the ASC Topic 606 guidance; (ii) adds unit of account guidance to ASC Topic 808 to align with ASC Topic 606; and (iii) clarifies presentation guidance for transactions with a collaborative arrangement participant that is not accounted for under ASC Topic 606 standard. The guidance is effective for annual reporting periods beginning after December 1, 2019, including interim reporting periods within these annual reporting periods, with early adoption permitted. The Corporation does not expect the adoption of this standard to have a material effect on its consolidated financial statements.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

NOTE 2 – EFFECTS OF NATURAL DISASTERS

Two strong hurricanes affected the Corporation’s service areas during 2017. Early in September, Hurricane Irma, a Category 5 hurricane, affected the eastern Caribbean islands, including the U.S. Virgin Islands of St. Thomas and St. John and Tortola in the British Virgin Islands and, to a lesser extent, the U.S. Virgin Island of St. Croix and Puerto Rico. After hitting the eastern Caribbean, Hurricane Irma made landfall along Florida’s southwest shoreline.  Two weeks after Hurricane Irma sideswiped Puerto Rico, Hurricane Maria made landfall in the south east corner of Puerto Rico as a Category 4 hurricane and exited on the northern coast at a point between the cities of Arecibo and Barceloneta after battering other islands in the Caribbean, including St. Croix.  These hurricanes caused widespread property damage, flooding, power outages, water and communication services interruptions, and severely disrupted normal economic activity in all of these regions. The following summarizes the more significant financial repercussions of these natural disasters for the Corporation and for its major subsidiary, FirstBank.

Credit Quality and Allowance for Loan and Lease Losses

During the third quarter of 2017, the Corporation recorded a $66.5 million charge to the provision for loan and lease losses related to the establishment of qualitative reserves associated with the effects of Hurricanes Irma and Maria. During the fourth quarter of 2017, commercial loan officers performed reviews of the hurricanes’ effect on large commercial borrowers, and the results of these reviews were factored into the determination of the allowance for loan and lease losses as of December 31, 2017.

Relationship officers have continued to closely monitor the performance of hurricane-affected commercial loan customers during 2018. Information provided by these commercial loan officers and statistics on the performance of consumer and residential credits were factored into the determination of the allowance for loan and lease losses as of December 31, 2018. Although the identification and evaluation of hurricane-affected credits has been completed, management’s assessment of the hurricanes’ effect is still subject to uncertainties, both those specific to some individual customers, such as the resolution of insurance claims, and those applicable to the overall economic prospects of the hurricane-affected areas as a whole. During 2018, the Corporation recorded a net loan loss reserve release of approximately $16.9 million in connection with revised estimates associated with the effects of the hurricanes. The revised estimates were primarily attributable to updated assessments of financial performance and repayment prospects of certain individually-assessed commercial credits, updated payment patterns and probability of default credit risk analyses applied to consumer borrowers, and lower reserve requirements resulting from payments received during 2018 that reduced the balance of the consumer and residential mortgage loan portfolios outstanding on the dates of the hurricanes.  The individual review of large commercial loans also resulted in downgrades in the credit risk classification of certain loans and their hurricane-related qualitative reserves of approximately $5.7 million were transferred to the general reserve and their reserves are now determined following the methodology applicable to criticized and adversely classified loans, as appropriate. In addition, consumer loan charge-offs totaling $10.9 million were taken against previously established hurricane-related qualitative reserves. These charge offs were directly linked to the performance of consumer borrowers that were subject to payment deferral programs.

As of December 31, 2018, the hurricane-related qualitative allowance amounted to $19.2 million (December 31, 2017 - $55.6 million). With the future resolution of uncertainties and the ongoing collection of information on individual commercial customers and statistics on the consumer and residential loan portfolios, the loss estimate will be revised as needed. Refer to Note 9 - Allowance for Loan and Lease Losses, to the consolidated financial statements, for information about the determination of the hurricane-related qualitative reserves.

Disaster Response Plan Costs, Casualty Losses and Related Insurance

The Corporation incurred a variety of costs to operate in disaster response mode, and some facilities and their contents, including certain OREO properties, were damaged by the storms.  The Corporation maintains insurance for casualty losses, as well as for reasonable and necessary disaster response costs and certain revenue lost through business interruption. Insurance claim receivables were established for some of the individual costs, when incurred, based on management’s understanding of the underlying coverage and when realization of the claim was deemed probable. During 2018, the Corporation reached settlement on certain insurance claims arising from the hurricanes. As a result, the Corporation received insurance proceeds of approximately $6.8 million, primarily related to impairments, repairs and maintenance costs incurred on some facilities, including certain OREO properties, $1.0 million related to recoveries of disaster response costs, and $0.8 million related to a loan receivable fully charged-off in prior periods. The insurance proceeds were recorded against incurred losses, previously-established accounts receivable, or loan recoveries, as applicable. Insurance recoveries are recorded in the same income statement caption as the incurred losses. Recoveries from insurance proceeds in excess of losses incurred, amounting to $0.5 million for 2018, were recognized as a gain from insurance proceeds and reported as part of “other non-interest income” in the statement of income. As of December 31, 2018, the Corporation still had an insurance claim receivable of $3.4 million (December 31, 2017 - $4.8 million), included as part of “other assets” in the statement of financial

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

condition. Management also believes that there is a possibility that some gains will be recognized with respect to casualty and lost revenue claims in future periods, but this is contingent on reaching agreement on the Corporation’s claims with the insurance carriers.

Liquidity Management

The Corporation experienced rapid accumulation of deposits after the hurricanes in the fourth quarter of 2017 and during 2018. Total deposits as of December 31, 2018, excluding brokered CDs, increased $567.0 million from December 31, 2017 and $928.5 million since September 30, 2017.  The most significant increase was in non-interest-bearing demand deposits, which grew 31%, or $561.8 million, from December 31, 2017 and 51%, or $809.3 million, since September 30, 2017.  Hurricane-related factors, such as the effect of disaster relief funds and settlements of insurance claims, contributed to this growth.  Although management expects the balances accumulated by deposit customers in the hurricane-affected areas to reduce over time, it is difficult to predict when and to what degree, and there may be further growth as insurance claims are resolved and additional disaster-recovery funds are distributed.

NOTE 3 – RESTRICTIONS ON CASH AND DUE FROM BANKS

The Corporation’s bank subsidiary, FirstBank, is required by law to maintain minimum average weekly reserve balances to cover demand deposits.  The amount of those minimum average weekly reserve balances for the period that covered December 31, 2018 was $420.9 million (2017 - $337.1 million). As of December 31, 2018 and 2017, the Bank complied with the requirement.  Cash and due from banks as well as other highly liquid securities are used to cover the required average reserve balances.

As of December 31, 2018, and as required by the Puerto Rico International Banking Law, the Corporation maintained $300,000 in time deposits, which were considered restricted assets related to FirstBank Overseas Corporation, an international banking entity that is a subsidiary of FirstBank.

NOTE 4 – MONEY MARKET INVESTMENTS

Money market investments are composed of time deposits with other financial institutions with original maturities of twelve months or less and short-term investments with original maturities of three months or less.

Money market investments as of December 31, 2018 and 2017 were as follows:

	2018	2017
(Dollars in thousands)
Time deposits with other financial institutions, weighted-average interest rate of 1.00%
(2017- 1.02%)	$300	$3,126
Other short-term investments, weighted-average interest rate of 0.29%
(2017 - weighted-average interest rate of 0.29%)	7,290	7,289
	$7,590	$10,415

As of December 31, 2018 and 2017, the Corporation had no money market investments pledged as collateral.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

NOTE 5 – INVESTMENT SECURITIES

Investment Securities Available for Sale

The amortized cost, non-credit loss component of OTTI recorded in OCI, gross unrealized gains and losses recorded in OCI, estimated fair value, and weighted-average yield of investment securities available for sale by contractual maturities as of December 31, 2018 and 2017 were as follows:

	December 31, 2018
	Amortized cost	Noncredit Loss Component of OTTI Recorded in OCI	Gross		Fair value
			Unrealized			Weighted-
			Gains	Losses		average yield%
(Dollars in thousands)

U.S. Treasury securities:
Due within one year	$7,489	$-	$-	$33	$7,456	1.29

U.S. government-sponsored
agencies obligations:
Due within one year	191,531	-	-	1,908	189,623	1.28
After 1 to 5 years	184,851	-	203	2,249	182,805	2.07
After 5 to 10 years	195,750	-	286	1,674	194,362	2.95
After 10 years	34,627	-	-	217	34,410	2.68

Puerto Rico government
obligations:
After 5 to 10 years	4,000	-	128	-	4,128	5.12
After 10 years	4,185	-	-	1,361	2,824	6.97

United States and Puerto
Rico government
obligations	622,433	-	617	7,442	615,608	2.18

Mortgage-backed securities ("MBS"):
FHLMC certificates:
After 5 to 10 years	92,149	-	31	1,850	90,330	2.09
After 10 years	265,624	-	523	6,699	259,448	2.52
	357,773	-	554	8,549	349,778	2.41
GNMA certificates:
After 1 to 5 years	176	-	3	-	179	3.43
After 5 to 10 years	61,604	-	408	503	61,509	2.88
After 10 years	118,898	-	2,938	747	121,089	3.92
	180,678	-	3,349	1,250	182,777	3.56
FNMA certificates:
Due within one year	119	-	2	-	121	2.20
After 1 to 5 years	19,798	-	50	122	19,726	2.79
After 5 to 10 years	165,067	-	2	3,822	161,247	2.13
After 10 years	543,972	-	2,211	13,233	532,950	2.67
	728,956	-	2,265	17,177	714,044	2.55
Collateralized mortgage obligations
guaranteed by the FHLMC
and GNMA:
After 1 to 5 years	6,530	-	1	18	6,513	3.15
After 10 years	59,020	-	474	60	59,434	3.22
	65,550	-	475	78	65,947	3.22
Other mortgage pass-through
trust certificates:
After 10 years	19,340	5,426	-	-	13,914	4.89

Total MBS	1,352,297	5,426	6,643	27,054	1,326,460	2.71

Other
After 1 to 5 years	500	-	-	-	500	2.96

Total investment securities
available for sale	$1,975,230	$5,426	$7,260	$34,496	$1,942,568	2.55

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	December 31, 2017
	Amortized cost	Noncredit Loss Component of OTTI Recorded in OCI	Gross		Fair value
			Unrealized			Weighted-
			Gains	Losses		average yield%

(Dollars in thousands)

U.S. Treasury securities:
After 1 to 5 years	$7,458	$-	$-	$57	$7,401	1.29

U.S. government-sponsored
agencies obligations:
Due within one year	122,471	-	-	319	122,152	1.06
After 1 to 5 years	309,472	-	28	3,735	305,765	1.42
After 5 to 10 years	133,451	-	117	319	133,249	2.72
After 10 years	40,769	-	1	149	40,621	1.84

Puerto Rico government
obligations:
After 5 to 10 years	4,071	-	47	-	4,118	3.14
After 10 years	3,972	-	-	1,277	2,695	6.97

United States and Puerto Rico
government obligations	621,664	-	193	5,856	616,001	1.70

MBS:
FHLMC certificates:
After 5 to 10 years	18,658	-	14	63	18,609	2.14
After 10 years	297,733	-	217	4,853	293,097	2.23
	316,391	-	231	4,916	311,706	2.23
GNMA certificates:
After 1 to 5 years	81	-	1	-	82	3.23
After 5 to 10 years	69,661	-	1,244	-	70,905	3.05
After 10 years	145,067	-	5,910	334	150,643	3.81
	214,809	-	7,155	334	221,630	3.56
FNMA certificates:
After 1 to 5 years	20,831	-	294	109	21,016	2.69
After 5 to 10 years	49,934	-	-	818	49,116	1.83
After 10 years	613,129	-	3,180	6,401	609,908	2.43
	683,894	-	3,474	7,328	680,040	2.39

Collateralized mortgage
obligations issued or guaranteed
by the FHLMC and GNMA:
After 1 to 5 years	5,918	-	14	-	5,932	2.21
After 5 to 10 years	2,556	-	11	-	2,567	2.23
After 10 years	35,331	-	231	-	35,562	2.22
	43,805	-	256	-	44,061	2.22

Other mortgage pass-through
trust certificates:
After 10 years	22,791	5,731	-	-	17,060	2.44

Total MBS	1,281,690	5,731	11,116	12,578	1,274,497	2.54

Other
Due within one year	100	-	-	-	100	1.48

Equity Securities (1)	424	-	-	6	418	2.11

Total investment securities
available for sale	$1,903,878	$5,731	$11,309	$18,440	$1,891,016	2.27

(1) As of January 1, 2018, the Corporation adopted ASU 2016-01, resulting in the reclassification of $0.4 million in equity securities from available-for-sale investment securities to other investment securities.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

The aggregate amortized cost and approximate market value of investment securities available for sale as of December 31, 2018 by contractual maturity, are shown below:

	Amortized Cost	Fair Value
(Dollars in thousands)

United States Puerto Rico government obligations and
other debt securities:
Within 1 year	$199,020	$197,079
After 1 to 5 years	185,351	183,305
After 5 to 10 years	199,750	198,490
After 10 years	38,812	37,234
	622,933	616,108
MBS and Collateralized Mortgage Obligations (1)	1,352,297	1,326,460
Total investment securities available for sale	$1,975,230	$1,942,568

(1) The expected maturities of MBS and collateralized mortgage obligations may differ from their contractual maturities because they may be subject to prepayments.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following tables show the Corporation’s available-for-sale investments’ fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of December 31, 2018 and December 31, 2017. The tables also include debt securities for which an OTTI was recognized and only the amount related to a credit loss was recognized in earnings. For unrealized losses for which OTTI was recognized, the related credit loss was charged against the amortized cost basis of the debt security.

	As of December 31, 2018
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
(In thousands)
Debt securities:
Puerto Rico-government obligations	$-	$-	$2,824	$1,361	$2,824	$1,361
U.S. Treasury and U.S. government
agencies' obligations	16,669	77	468,094	6,004	484,763	6,081
MBS:
FNMA	25,079	129	521,871	17,048	546,950	17,177
FHLMC	3,382	32	263,798	8,517	267,180	8,549
GNMA	3,364	15	57,535	1,235	60,899	1,250
Collateralized mortgage obligations
issued or guaranteed by FHLMC and GNMA	16,065	78	-	-	16,065	78
Other mortgage pass-through trust certificates	-	-	13,914	5,426	13,914	5,426
	$64,559	$331	$1,328,036	$39,591	$1,392,595	$39,922

	As of December 31, 2017
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
(In thousands)
Debt securities:
Puerto Rico-government obligations	$-	$-	$2,695	$1,277	$2,695	$1,277
U.S. Treasury and U.S. government
agencies' obligations	136,459	494	362,050	4,085	498,509	4,579
MBS:
FNMA	189,699	1,705	274,963	5,623	464,662	7,328
FHLMC	91,174	590	166,331	4,326	257,505	4,916
GNMA	39,145	334	-	-	39,145	334
Other mortgage pass-through trust certificates	-	-	17,060	5,731	17,060	5,731
Equity securities (1)	-	-	407	6	407	6
	$456,477	$3,123	$823,506	$21,048	$1,279,983	$24,171

(1) As of January 1, 2018, the Corporation adopted ASU 2016-01, resulting in the reclassification of $0.4 million in equity securities from available-for-sale investment securities to equity securities in the consolidated statement of financial condition.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Assessment for OTTI

Debt securities issued by U.S. government agencies, U.S. government-sponsored entities, and the U.S. Treasury accounted for approximately 99% of the total available-for-sale portfolio as of December 31, 2018, and no credit losses are expected, given the explicit and implicit guarantees provided by the U.S. federal government. The Corporation’s OTTI assessment was concentrated mainly on private label MBS, and on Puerto Rico government debt securities, for which credit losses are evaluated on a quarterly basis. The Corporation considered the following factors in determining whether a credit loss exists and the period over which the debt security is expected to recover:

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

•          The level of cash flows generated from the underlying collateral, if any, supporting the principal and interest payments of the debt securities.

The Corporation recorded OTTI losses on available-for-sale debt securities as follows:

	Year Ended December 31,
	2018	2017	2016
(In thousands)
Total OTTI losses	$-	$(12,231)	$(1,845)
Portion of OTTI recognized in OCI	(50)	-	(4,842)
Net impairment losses recognized in earnings (1)	$(50)	$(12,231)	$(6,687)

(1)

For the year ended December 31, 2018, the credit impairment of $50 thousand recognized in earnings consisted of credit losses on private label MBS. For the years ended December 31, 2017 and 2016, approximately $12.2 million and $6.3 million, respectively, of the credit impairment recognized in earnings consisted of credit losses on Puerto Rico government debt securities that were sold in the second quarter of 2017, as further discussed below. The remaining impairment losses for the year ended December 31, 2016 were associated with credit losses on private label MBS.

The following tables summarize the roll-forward of credit losses on debt securities held by the Corporation for which a portion of an OTTI is also recognized in OCI:

	Cumulative OTTI credit losses recognized in earnings on securities still held
		Credit impairments	Credit loss
	December 31,	recognized in earnings on	reductions for	December 31,
	2017	securities that have been	securities sold	2018
	Balance	previously impaired	during the period	Balance
(In thousands)
Available-for-sale securities
Private label MBS	$6,792	$50	$-	$6,842

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	Cumulative OTTI credit losses recognized in earnings on securities still held
		Credit impairments	Credit loss
	December 31,	recognized in earnings on	reductions for	December 31,
	2016	securities that have been	securities sold	2017
	Balance	previously impaired	during the period	Balance
(In thousands)
Available-for-sale securities
Puerto Rico government obligations	$22,189	$12,231	$(34,420)	$-
Private label MBS	6,792	-	-	6,792
Total OTTI credit losses for available-for-sale
debt securities	$28,981	$12,231	$(34,420)	$6,792

	Cumulative OTTI credit losses recognized in earnings on securities still held
		Credit impairments	Credit loss
	December 31,	recognized in earnings on	reductions for	December 31,
	2015	securities that have been	securities sold	2016
	Balance	previously impaired	during the period	Balance
(In thousands)
Available-for-sale securities
Puerto Rico government obligations	$15,889	$6,300	$-	$22,189
Private label MBS	6,405	387	-	6,792
Total OTTI credit losses for available-for-sale
debt securities	$22,294	$6,687	$-	$28,981

During the second quarter of 2017, the Corporation sold for an aggregate of $23.4 million three Puerto Rico government available-for-sale debt securities, specifically bonds of the Government Development Bank for Puerto Rico (the “GDB”) and the Puerto Rico Public Buildings Authority, carried on its book at an amortized cost at the time of sale of $23.0 million (net of $34.4 million in cumulative OTTI impairment charges). This transaction resulted in a $0.4 million recovery from previous OTTI charges reflected in the consolidated statement of income as part of “net gain on sale of investments.” Approximately $12.2 million and $6.3 million of the cumulative OTTI charges on these securities was recorded in the first quarter of 2017 and the first quarter of 2016, respectively.

For the OTTI charge recorded on the Puerto Rico government debt securities during 2017 and 2016, the Corporation considered the latest available information about the Puerto Rico government’s financial condition, including but not limited to credit ratings downgrades, revised estimates of recovery rates, and other relevant developments such as government actions, including debt exchange proposals and the fiscal plan published by the Puerto Rico government in March 2017, as applicable. The Corporation applied a discounted cash flow analysis to its Puerto Rico government debt securities in order to calculate the cash flows expected to be collected and to determine if any portion of the decline in market value of these securities was considered a credit-related OTTI.  The analysis derived an estimate of value based on the present value of risk-adjusted cash flows of the underlying securities and included the following components:

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

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The discounted risk-adjusted cash flow analysis for the three Puerto Rico government bonds mentioned above assumed a default probability of 100%, as these three nonaccrual bonds had been in default since the third quarter of 2016. Based on this analysis, the Corporation recorded in the first quarter of 2017 credit-related OTTI amounting to $12.2 million, assuming recovery rates ranging from 15% to 80% (with a weighted average of 41%).

As of December 31, 2018, the Corporation’s available-for-sale investment securities portfolio includes bonds of the Puerto Rico Housing Finance Authority (“PRHFA”) at an amortized cost of $8.2 million (fair value - $7.0 million). Approximately $4.2 million (fair value - $2.8 million) of these bonds consist of residential pass-through mortgage-backed securities issued by the PRHFA that are collateralized by certain second mortgages originated under a program launched by the Puerto Rico government in 2010. These bonds have been structured as zero-coupon bonds for the first ten years (up to July 2019). Considering the absence of any instances of default and the insurance protection provided by the PRHFA to the underlying collateral, management concluded that these obligations were not other-than-temporarily impaired as of December 31, 2018.

In addition, during 2018 and 2016, the Corporation recorded credit-related impairment losses of $50 thousand and $0.4 million, respectively, associated with private label MBS, which are collateralized by fixed-rate mortgages on single-family residential properties in the United States. The interest rate on these private-label MBS is variable, tied to 3-month LIBOR and limited to the weighted-average coupon on the underlying collateral. The underlying mortgages are fixed-rate, single-family loans with original high FICO scores (over 700) and moderate loan-to-value ratios (under 80%), as well as moderate delinquency levels.

Based on the expected cash flows, and since the Corporation does not have the intention to sell the securities and has sufficient capital and liquidity to hold these securities until a recovery of the fair value occurs, only the credit loss component, if any, is reflected in earnings.  Significant assumptions in the valuation of the private label MBS were as follows:

	As of		As of
	December 31, 2018		December 31, 2017
	Weighted		Weighted
	Average	Range	Average	Range

Discount rate	14.5%	14.5%	14.0%	14.0%
Prepayment rate	11.4%	3.3% - 20.9%	16.4%	12.0% - 29.0%
Projected Cumulative Loss Rate	3%	0% - 6.8%	3%	0% - 6.8%

Refer to Note 29 – Fair Value, for additional information about the valuation model for private label MBS.

Total proceeds from the sale of securities available for sale during 2018, 2017 and 2016 amounted to approximately $47.8 million, $23.4 million and $219.8 million, respectively. Total proceeds from sales in 2018 consisted of proceeds of $36.2 million on the sale of U.S. agency MBS and $11.6 million on the sale of U.S. agency callable debt securities. For the year ended December 31, 2018, the Corporation recorded a loss of approximately $59 thousand on the sale of U.S agency MBS and a gain of approximately $22 thousand on the sale of the U.S. agency callable debt securities. In 2017, the Corporation recorded a $0.4 million recovery from previous OTTI charges on the sale of Puerto Rico government debt securities with an amortized cost of $23.0 million. Total proceeds from sales in 2016 consisted of proceeds of $204.8 million on the sale of U.S. agency MBS and $15.0 million on the sale of a U.S. Treasury Security. For the year ended December 31, 2016, the Corporation recorded a $6.1 million gain on the sale of U.S. agency MBS and an $8 thousand gain on the sale of the U.S. Treasury security.

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

	As of		As of
	December 31, 2018		December 31, 2017
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
(In thousands)
FHLMC	$387,703	$379,653	$375,719	$370,855
GNMA	239,698	242,211	250,140	257,192
FNMA	791,200	775,673	801,198	796,726
FHLB	334,717	330,714	299,949	296,767

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

  Investments Held to Maturity

The amortized cost, gross unrecognized gains and losses, estimated fair value, weighted-average yield and contractual maturities of investment securities held to maturity as of December 31, 2018 and December 31, 2017 were as follows:

	December 31, 2018
	Amortized cost			Fair value
		Gross Unrecognized			Weighted-
(Dollars in thousands)		gains	losses		average yield%

Puerto Rico Municipal Bonds:
After 1 to 5 years	$6,100	$-	$435	$5,665	4.79
After 5 to 10 years	53,016	-	5,360	47,656	6.00
After 10 years	85,699	-	13,362	72,337	5.86
Total investment securities
held to maturity	$144,815	$-	$19,157	$125,658	5.86

	December 31, 2017
	Amortized cost			Fair value
		Gross Unrecognized			Weighted-
(Dollars in thousands)		gains	losses		average yield%

Puerto Rico Municipal Bonds:
After 1 to 5 years	$3,853	$-	$173	$3,680	5.38
After 5 to 10 years	39,523	-	3,048	36,475	5.28
After 10 years	107,251	-	16,374	90,877	4.93
Total investment securities
held to maturity	$150,627	$-	$19,595	$131,032	5.03

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following tables show the Corporation’s held-to-maturity investments’ fair value and gross unrecognized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrecognized loss position, as of December 31, 2018 and December 31, 2017:

As of December 31, 2018
	Less than 12 months		12 months or more		Total
		Unrecognized		Unrecognized		Unrecognized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
(In thousands)
Debt securities:
Puerto Rico Municipal Bonds	$-	$-	$125,658	$19,157	$125,658	$19,157

As of December 31, 2017
	Less than 12 months		12 months or more		Total
		Unrecognized		Unrecognized		Unrecognized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
(In thousands)
Debt securities:
Puerto Rico Municipal Bonds	$-	$-	$131,032	$19,595	$131,032	$19,595

The Corporation determines the fair market value of Puerto Rico Municipal Bonds based on a discounted cash flow analysis using risk-adjusted discount rates.  A security with similar characteristics traded in the open market is used as a proxy for each municipal bond. Then the cash flow is discounted at the average spread over the discount curve exhibited by the proxy security at the end of each quarter, plus any corresponding discount rate adjustments to reflect recent transactions or market yield expectations for these type of transactions.

All of the Puerto Rico Municipal Bonds are performing and current as to scheduled contractual payments as of December 31, 2018. Approximately 70% of the held-to-maturity municipal bonds were issued by three of the largest municipalities in Puerto Rico. The vast majority of revenues of these three municipalities is independent of the Puerto Rico central government. These obligations typically are not issued in bearer form, nor are they registered with the SEC, and are not rated by external credit agencies. In most cases, these bonds have priority over the payment of operating costs and expenses of the municipality, which are required by law to levy special property taxes in such amounts as are required for the payment of all of their respective general obligation bonds and loans. The Corporation performs periodic credit quality reviews on these issuers. Based on the quarterly analysis performed, management concluded that no individual debt security held to maturity was other-than-temporarily impaired as of December 31, 2018.

The Financial Oversight and Management Board for Puerto Rico (the “PROMESA oversight board”) has not designated any of Puerto Rico’s 78 municipalities as covered entities under the Puerto Rico Oversight, Management, and Economic Stability Act. (“PROMESA”). However, while the latest fiscal plan certified by the PROMESA oversight board did not contemplate a restructuring of the debt of Puerto Rico’s municipalities, the plan did call for the gradual elimination of budgetary subsidies provided to municipalities by the central government. Furthermore, municipalities are also likely to be affected by the negative economic and other effects resulting from expense, revenue or cash management measures taken by the Puerto Rico government to address its fiscal and liquidity shortfalls, or measures included in fiscal plans of other government entities, such as the fiscal plans of the GDB and the Puerto Rico Electric Power Authority (“PREPA”). Given the uncertain effect that the negative fiscal situation of the Puerto Rico central government and the measures taken, or to be taken, by other government entities may have on municipalities, the Corporation cannot be certain whether future impairment charges will be required relating to these securities.

From time to time, the Corporation has securities held to maturity with an original maturity of three months or less that are considered cash and cash equivalents and are classified as money market investments in the consolidated statements of financial condition.  As of December 31, 2018 and December 31, 2017, the Corporation had no outstanding securities held to maturity that were classified as cash and cash equivalents.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

NOTE 6 – EQUITY SECURITIES

On January 1, 2018, the Corporation adopted ASU 2016-01, resulting in the reclassification of equity securities with a readily determinable fair value of approximately $0.4 million from available-for-sale investment securities to equity securities in the consolidated statement of financial condition. During 2018, the Corporation measured these equity securities at fair value through earnings resulting in the recognition of marked-to-market losses of $9 thousand recorded as part of other non-interest income in the statement of income.

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

As of December 31, 2018 and 2017, the Corporation had investments in FHLB stock with a book value of $41.9 million and $40.9 million, respectively. Dividend income from FHLB stock for 2018, 2017, and 2016 amounted to $2.7 million, $2.1 million, and $1.5 million, respectively.

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

The Corporation has other equity securities that do not have a readily determinable fair value. The carrying value of such securities was $2.2 million as of both December 31, 2018 and 2017.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

NOTE 7 – INTEREST AND DIVIDEND INCOME ON INVESTMENT SECURITIES, MONEY MARKET INVESTMENTS AND INTEREST-BEARING CASH ACCOUNTS

The following provides information about interest on investments and FHLB dividend income:

		Year Ended December 31,
		2018	2017	2016
	(In thousands)

	Mortgage-backed securities:
	Taxable	$8,688	$9,656	$11,246
	Exempt (1)	27,741	24,575	20,921
		36,429	34,231	32,167
	PR government obligations, U.S. Treasury securities, and U.S.
	government agencies:
	Taxable	470	2,091	4,131
	Exempt (1)	20,582	12,690	13,145
		21,052	14,781	17,276
	Other investment securities (including FHLB dividends)
	Taxable	2,743	2,113	1,462
	Total interest income on investment securities	60,224	51,125	50,905

	Interest on money market investments and interest-bearing cash accounts
	Taxable	10,863	4,609	2,669
	Exempt	233	5	696
	Total interest income on money market investments and interest-bearing cash accounts	11,096	4,614	3,365
	Total interest and dividend income on investment securities, money market
	investments, and interest-bearing cash accounts	$71,320	$55,739	$54,270

(1)

Primarily MBS and government obligations held by International Banking Entities, whose interest income and sales is exempt from Puerto Rico income taxation under the International Banking Entity Act of Puerto Rico.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following table summarizes the components of interest and dividend income on investments:

	Year Ended December 31,
	2018	2017	2016
(In thousands)
Interest income on investment securities, money
market investments, and interest-bearing cash accounts	$68,592	$53,634	$52,816
Dividends on FHLB stock	2,728	2,105	1,454

Total interest income and dividends on investments	$71,320	$55,739	$54,270

NOTE 8 – LOANS HELD FOR INVESTMENT

The following provides information about the loan portfolio held for investment:

	As of December 31,	As of December 31,
	2018	2017
(In thousands)
Residential mortgage loans, mainly secured by first mortgages	$3,163,208	$3,290,957
Commercial loans:
Construction loans (1)	79,429	111,397
Commercial mortgage loans (1)	1,522,662	1,614,972
Commercial and Industrial loans (1)(2)	2,148,111	2,083,253
Total commercial loans	3,750,202	3,809,622
Finance leases	333,536	257,462
Consumer loans	1,611,177	1,492,435
Loans held for investment	8,858,123	8,850,476
Allowance for loan and lease losses	(196,362)	(231,843)
Loans held for investment, net	$8,661,761	$8,618,633

(1)

During the first and third quarters of 2018, the Corporation transferred $74.4 million (net of fair value write-downs of $22.2 million recorded at the time of transfers) in nonaccrual loans to held for sale. Loans transferred to held for sale consisted of nonaccrual commercial mortgage loans totaling $39.6 million (net of fair value write-downs of $13.8 million), nonaccrual construction loans totaling $33.0 million (net of fair value write-downs of $6.7 million) and nonaccrual commercial and industrial loans totaling $1.8 million (net of fair value write-downs of $1.7 million). Approximately $27.2 million of the commercial mortgage loans transferred to loans held for sale and $30.0 million of the construction loans transferred to loans held for sale were eventually sold during the second, third, and fourth quarters of 2018.

(2)	As of December 31, 2018 and 2017, $796.8 million and $833.5 million, respectively, of commercial loans were secured by real estate but are not dependent upon the real estate for repayment.

As of December 31, 2018, and 2017, the Corporation had net deferred origination costs on its loan portfolio amounting to $5.6 million and $4.0 million, respectively. The total loan portfolio is net of unearned income of $51.3 million and $38.6 million as of December 31, 2018 and 2017, respectively.

As of December 31, 2018, the Corporation was servicing residential mortgage loans owned by others aggregating $2.9 billion (2017 — $2.8 billion), and commercial loan participations owned by others amounting to $273.4 million as of December 31, 2018 (2017 — $361.3 million).

Various loans, mainly secured by first mortgages, were assigned as collateral for CDs, individual retirement accounts, and advances from the FHLB. Total loans pledged as collateral amounted to $1.9 billion as of December 31, 2018 and 2017.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Loans held for investment on which accrual of interest income had been discontinued were as follows:

	As of	As of
	December 31,	December 31,
	2018	2017
(In thousands)
Nonaccrual loans:
Residential mortgage	$147,287	$178,291
Commercial mortgage (1)	109,536	156,493
Commercial and Industrial (1)	30,382	85,839
Construction:
Land (1)	6,260	15,026
Construction-commercial (1)	-	35,100
Construction-residential	2,102	1,987
Consumer:
Auto loans	11,212	10,211
Finance leases	1,329	1,237
Other consumer loans	7,865	5,370
Total nonaccrual loans held for investment (2)(3)(4)	$315,973	$489,554

________________
(1)

During the first and third quarters 2018, the Corporation transferred $74.4 million (net of fair value write-downs of $22.2 million recorded at the time of transfers) in nonaccrual loans to held for sale. Loans transferred to held for sale consisted of nonaccrual commercial mortgage loans totaling $39.6 million (net of fair value write-downs of $13.8 million), nonaccrual construction loans totaling $33.0 million (net of fair value write-downs of $6.7 million) and nonaccrual commercial and industrial loans totaling $1.8 million (net of fair value write-downs of $1.7 million). Approximately $27.2 million of the commercial mortgage loans transferred to loans held for sale and $30.0 million of the construction loans transferred to loans held for sale were eventually sold during the second, third and fourth quarters of 2018.

(2)	Excludes $16.1 million and $8.3 million of nonaccrual loans held for sale as of December 31, 2018 and December 31, 2017, respectively.
(3)

Amount excludes PCI loans with a carrying value of approximately $146.6 million and $158.2 million as of December 31, 2018 and 2017, respectively, primarily mortgage loans acquired from Doral Bank in the first quarter of 2015 and from Doral Financial in the second quarter of 2014, as further discussed below. These loans are not considered nonaccrual due to the application of the accretion method, under which these loans will accrete interest income over the remaining life of the loans using an estimated cash flow analysis.

(4)	Nonaccrual loans exclude $478.9 million and $374.7 million of TDR loans that are in compliance with the modified terms and in accrual status as of December 31, 2018 and 2017, respectively.

 If these nonaccrual loans were accruing interest, the additional interest income realized in 2018 would have been $21.4 million (2017— $35.2 million; 2016 — $43.2 million).

During the first quarter of 2018, the Corporation transferred to held for sale several nonaccrual commercial and construction loans. The aggregate recorded investment in these loans of $66.9 million was written down to $57.2 million, which resulted in charge-offs of $9.7 million, of which $4.1 million was taken against previously-established reserves for loan losses, resulting in a charge to the provision for loan and lease losses of $5.6 million in the first quarter of 2018. Subsequent to the end of the first quarter of 2018, the Corporation sold all of these loans transferred to held for sale in separate transactions and also completed the sale of a $7.7 million nonaccrual construction loan held for sale. These sales resulted in the recognition of an additional aggregate net loss of $2.7 million recorded as part of “other non-interest income” in the consolidated statement of income.

In addition, during the third quarter of 2018, the Corporation transferred to held for sale several nonaccrual commercial and construction loans. The aggregate recorded investment in these loans of $29.7 million was written down to $17.2 million, which resulted in charge-offs of $12.5 million, of which $2.4 million was taken against previously established reserves for loan losses, resulting in a charge to the provision for loan and lease losses of $10.1 million in the third quarter of 2018.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

As of December 31, 2018, the recorded investment of residential mortgage loans collateralized by residential real estate property that are in the process of foreclosure amounted to $177.2 million, including $48.5 million of loans insured by the FHA or guaranteed by the VA, and $21.3 million of PCI loans. The Corporation commences the foreclosure process on residential real estate loans when a borrower becomes 120 days delinquent in accordance with the guidelines of the Consumer Financial Protection Bureau (“CFPB”). Foreclosure procedures and timelines vary depending on whether the property is located in a judicial or non-judicial state. Judicial states (i.e., Puerto Rico, Florida and the USVI) require the foreclosure to be processed through the state’s court while foreclosure in non-judicial states (i.e., the BVI) is processed without court intervention. Foreclosure timelines vary according to local jurisdiction law and investor guidelines. Occasionally, foreclosures may be delayed due to, among other reasons, mandatory mediations, bankruptcy, court delays and title issues.

The Corporation’s aging of the loans held for investment portfolio is as follows:

As of December 31, 2018	30-59 Days Past Due	60-89 Days Past Due	90 days or more Past Due (1)(2)(3)	Total Past Due	Purchased Credit-Impaired Loans	Current	Total loans held for investment	90 days past due and still accruing (1)(2)(3)

(In thousands)
Residential mortgage:
FHA/VA government-guaranteed
loans (2) (3) (4)	$-	$4,183	$104,751	$108,934	$-	$38,271	$147,205	$104,751
Other residential mortgage loans (2) (4)	-	62,077	161,851	223,928	143,176	2,648,899	3,016,003	14,564
Commercial:
Commercial and Industrial loans	2,550	66	35,385	38,001	-	2,110,110	2,148,111	5,003
Commercial mortgage loans (4)	-	1,038	110,482	111,520	3,464	1,407,678	1,522,662	946
Construction:
Land (4)	-	207	6,327	6,534	-	13,779	20,313	67
Construction-commercial (4)	-	-	-	-	-	47,965	47,965	-
Construction-residential (4)	-	-	2,102	2,102	-	9,049	11,151	-
Consumer:
Auto loans	31,070	7,103	11,212	49,385	-	897,091	946,476	-
Finance leases	5,502	1,362	1,329	8,193	-	325,343	333,536	-
Other consumer loans	9,898	4,542	11,617	26,057	-	638,644	664,701	3,752
Total loans held for investment	$49,020	$80,578	$445,056	$574,654	$146,640	$8,136,829	$8,858,123	$129,083

(1)

Includes nonaccrual loans and accruing loans that were contractually delinquent 90 days or more (i.e., FHA/VA guaranteed loans and credit cards). Credit card loans continue to accrue finance charges and fees until charged-off at 180 days.

(2)

It is the Corporation's policy to report delinquent residential mortgage loans insured by the FHA, guaranteed by the VA, and other government-insured loans as past-due loans 90 days and still accruing as opposed to nonaccrual loans since the principal repayment is insured. These balances include $51.4 million of residential mortgage loans insured by the FHA and guaranteed by the VA that were over 15 months delinquent, and were no longer accruing interest as of December 31, 2018, taking into consideration the FHA interest curtailment process.

(3)

As of December 31, 2018, includes $43.6 million of defaulted loans collateralizing GNMA securities for which the Corporation has an unconditional option (but not an obligation) to repurchase the defaulted loans.

(4)

According to the Corporation's delinquency policy and consistent with the instructions for the preparation of the Consolidated Financial Statements for Bank Holding Companies (FR Y-9C) required by the Federal Reserve Board, residential mortgage, commercial mortgage, and construction loans are considered past due when the borrower is in arrears on two or more monthly payments. FHA/VA government-guaranteed loans, other residential mortgage loans, commercial mortgage loans, and land loans past due 30-59 days as of December 31, 2018 amounted to $5.6 million, $101.4 million, $5.1 million, and $0.2 million, respectively.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

As of December 31, 2017	30-59 Days Past Due	60-89 Days Past Due	90 days or more Past Due (1)(2)(3)	Total Past Due	Purchased Credit-Impaired Loans	Current	Total loans held for investment	90 days past due and still accruing (1)(2)(3)

(In thousands)
Residential mortgage:
FHA/VA government-guaranteed
loans (2) (3) (4)	$-	$6,792	$102,815	$109,607	$-	$29,332	$138,939	$102,815
Other residential mortgage loans (2) (4)	-	92,502	193,750	286,252	153,991	2,711,775	3,152,018	15,459
Commercial:
Commercial and Industrial loans	8,971	576	88,156	97,703	-	1,985,550	2,083,253	2,317
Commercial mortgage loans (4)	-	7,525	163,180	170,705	4,183	1,440,084	1,614,972	6,687
Construction:
Land (4)	-	124	15,177	15,301	-	11,630	26,931	151
Construction-commercial (4)	-	-	35,100	35,100	-	41,456	76,556	-
Construction-residential (4)	-	95	1,987	2,082	-	5,828	7,910	-
Consumer:
Auto loans	57,560	23,783	10,211	91,554	-	752,777	844,331	-
Finance leases	10,549	3,484	1,237	15,270	-	242,192	257,462	-
Other consumer loans	10,776	5,052	9,361	25,189	-	622,915	648,104	3,991
Total loans held for investment	$87,856	$139,933	$620,974	$848,763	$158,174	$7,843,539	$8,850,476	$131,420

(1)

Includes nonaccrual loans and accruing loans that were contractually delinquent 90 days or more (i.e., FHA/VA guaranteed loans and credit cards). Credit card loans continue to accrue finance charges and fees until charged-off at 180 days.

(2)

It is the Corporation's policy to report delinquent residential mortgage loans insured by the FHA, guaranteed by the VA, and other government-insured loans as past-due loans 90 days and still accruing as opposed to nonaccrual loans since the principal repayment is insured. These balances include $29.9 million of residential mortgage loans insured by the FHA and guaranteed by the VA that were over 15 months delinquent, and were no longer accruing interest as of December 31, 2017, taking into consideration the FHA interest curtailment process.

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

In working with borrowers in the Virgin Islands and Puerto Rico affected by Hurricanes Irma and Maria, which made landfall on September 6, 2017 and September 20, 2017, respectively, the Corporation provided three-month deferred repayment arrangements to consumer borrowers (i.e., personal loans, auto loans, finance leases, and credit cards) who were current in their payments or no more than 2 payments in arrears as of the date of the respective hurricane.  For residential mortgage loans, the Corporation entered during the third and fourth quarters of 2017 into deferred payment arrangements on 9,588 residential mortgages totaling $1.3 billion as of December 31, 2017 that provided for a three-month payment deferral for those loans current or no more than 2 payments in arrears as of the date of the events.  For both consumer and residential mortgage loans that were subject to the deferral programs, each borrower was required to resume their regularly scheduled loan payment at the end of the deferral period (January 2018) and the deferred amounts were move to the end of the loan.  The payment deferral programs were applied prospectively from the date of the events and did not change the delinquency status of the loans as of such dates.  Also in 2017, the Corporation, on a case by case basis, entered into three-month deferral arrangements on 351 commercial and construction loans that were current in payments at the date of the event totaling $1.2 billion as of December 31, 2017.  Residential mortgage loans in early delinquency (i.e., 30-89 days past due as defined in regulatory report instructions) decreased during year 2018 by $42.7 million to $73.2 million as of December 31, 2018, and consumer loans in early delinquency decreased during year 2018 by $51.7 million to $59.5 million as of December 31, 2018.   Commercial and construction loans in early delinquency decreased during year 2018 by $13.8 million to $3.9 million as of December 31, 2018.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	The Corporation’s commercial and construction loans credit quality indicators as of December 31, 2018 and 2017 are summarized below:

		Commercial Credit Exposure-Credit Risk Profile Based on Creditworthiness Category:
		Substandard	Doubtful	Loss	Total Adversely Classified (1)	Total Portfolio
	December 31, 2018
	(In thousands)
	Commercial mortgage	$276,935	$1,701	$-	$278,636	$1,522,662
	Construction:
	Land	7,407	-	-	7,407	20,313
	Construction-commercial	-	-	-	-	47,965
	Construction-residential	2,102	-	-	2,102	11,151
	Commercial and Industrial	45,274	6,114	396	51,784	2,148,111

		Commercial Credit Exposure-Credit Risk Profile Based on Creditworthiness Category:
		Substandard	Doubtful	Loss	Total Adversely Classified (1)	Total Portfolio
	December 31, 2017
	(In thousands)
	Commercial mortgage	$257,503	$4,166	$-	$261,669	$1,614,972
	Construction:
	Land	15,971	490	-	16,461	26,931
	Construction-commercial	35,100	-	-	35,100	76,556
	Construction-residential	1,987	-	-	1,987	7,910
	Commercial and Industrial	154,416	3,854	676	158,946	2,083,253

(1)

Excludes nonaccrual loans held for sale of $16.1 million ($11.4 million commercial mortgage, $3.0 million construction-commercial, and $1.7 million commercial and industrial) and $8.3 million (construction-land) as of December 31, 2018 and December 31, 2017, respectively.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

In addition, the Corporation had $257.8 million in commercial and construction loans rated as Special Mention (2017 - $354.7 million). A Special Mention assets has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the Corporation’s credit position at some future date. Special Mention assets are not adversely classified and do not expose the Corporation sufficient risk to warrant adverse classification. The Corporation periodically reviews its loans classification to evaluate if they are properly classified, and to determine impairment, if any. The frequency of these reviews will depend on the amount of the aggregate outstanding debt, and the risk rating classification of the obligor. In addition, during the renewal and annual review process of applicable credit facilities, the Corporation evaluates the corresponding loan grades.

The Corporation has a Loan Review Group that reports directly to the Corporation’s Risk Management Committee and administratively to the Chief Risk Officer, which performs annual comprehensive credit process reviews of the Bank’s commercial portfolios. This group evaluates the credit risk profile of portfolios, including the assessment of the risk rating representative of the current credit quality of the loans, and the evaluation of collateral documentation. The monitoring performed by this group contributes to the assessment of compliance with credit policies and underwriting standards, the determination of the current level of credit risk, the evaluation of the effectiveness of the credit management process and the identification of any deficiency that may arise in the credit-granting process. Based on its findings, the Loan Review Group recommends corrective actions, if necessary, that help in maintaining a sound credit process. The Loan Review Group reports the results of the credit process reviews to the Risk Management Committee of the Corporation’s Board of Directors.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The Corporation’s consumer and residential loans credit quality indicators as of December 31, 2018 and 2017 are summarized below:

	December 31, 2018	Consumer Credit Exposure-Credit Risk Profile Based on Payment Activity
		Residential Real-Estate		Consumer
		FHA/VA/ Guaranteed (1)	Other residential loans	Auto	Finance Leases	Other Consumer
	(In thousands)
	Performing	$147,205	$2,725,540	$935,264	$332,207	$656,836
	Purchased Credit-Impaired (2)	-	143,176	-	-	-
	Nonaccrual	-	147,287	11,212	1,329	7,865
	Total	$147,205	$3,016,003	$946,476	$333,536	$664,701

(1)

It is the Corporation's policy to report delinquent residential mortgage loans insured by the FHA, guaranteed by the VA, and other government-insured loans as 90 days past-due loans and still accruing as opposed to nonaccrual loans since the principal repayment is insured. This balance includes $51.4 million of residential mortgage loans insured by the FHA that were over 15 months delinquent, and were no longer accruing interest as of December 31, 2018, taking into consideration the FHA interest curtailment process.

(2)

PCI loans are excluded from nonaccrual statistics due to the application of the accretion method, under which these loans will accrete interest income over the remaining life of the loans using estimated cash flow analyses.

	December 31, 2017	Consumer Credit Exposure-Credit Risk Profile Based on Payment Activity
		Residential Real-Estate		Consumer
		FHA/VA/ Guaranteed (1)	Other residential loans	Auto	Finance Leases	Other Consumer
	(In thousands)
	Performing	$138,939	$2,819,736	$834,120	$256,225	$642,734
	Purchased Credit-Impaired (2)	-	153,991	-	-	-
	Nonaccrual	-	178,291	10,211	1,237	5,370
	Total	$138,939	$3,152,018	$844,331	$257,462	$648,104

(1)

It is the Corporation's policy to report delinquent residential mortgage loans insured by the FHA, guaranteed by the VA, and other government-insured loans as 90 days past-due loans and still accruing as opposed to nonaccrual loans since the principal repayment is insured. This balance includes $29.9 million of residential mortgage loans insured by the FHA that were over 15 months delinquent, and were no longer accruing interest as of December 31, 2017, taking into consideration the FHA interest curtailment process.

(2)

PCI loans are excluded from nonaccrual statistics due to the application of the accretion method, under which these loans will accrete interest income over the remaining life of the loans using estimated cash flow analyses.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

     The following tables present information about impaired loans held for investment, excluding PCI loans, which are reported separately, as discussed below:

Impaired Loans

				Impaired Loans
	Impaired Loans - With a Related Specific Allowance			With No Related Specific Allowance		Impaired Loans Total

	Recorded Investment (1)	Unpaid Principal Balance	Related Specific Allowance	Recorded Investment (1)	Unpaid Principal Balance	Recorded Investment (1)	Unpaid Principal Balance	Related Specific Allowance
(In thousands)
As of December 31, 2018

FHA/VA-Guaranteed loans	$-	$-	$-	$-	$-	$-	$-	$-
Other residential mortgage loans	293,494	325,897	19,965	110,238	148,920	403,732	474,817	19,965
Commercial:
Commercial mortgage loans	184,068	201,116	17,684	43,358	49,253	227,426	250,369	17,684
Commercial and Industrial loans	61,162	76,027	9,693	30,030	48,085	91,192	124,112	9,693
Construction:
Land	2,444	2,923	552	2,431	2,927	4,875	5,850	552
Construction-commercial	-	-	-	-	-	-	-	-
Construction-residential	1,718	2,370	208	-	-	1,718	2,370	208
Consumer:
Auto loans	17,781	17,781	3,689	250	250	18,031	18,031	3,689
Finance leases	1,914	1,914	102	22	22	1,936	1,936	102
Other consumer loans	9,291	10,066	2,083	2,068	2,750	11,359	12,816	2,083
	$571,872	$638,094	$53,976	$188,397	$252,207	$760,269	$890,301	$53,976

(1) Excluding accrued interest receivable.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

				Impaired Loans
	Impaired Loans - With a Related Specific Allowance			With No Related Specific Allowance		Impaired Loans Total

	Recorded Investment (1)	Unpaid Principal Balance	Related Specific Allowance	Recorded Investment (1)	Unpaid Principal Balance	Recorded Investment (1)	Unpaid Principal Balance	Related Specific Allowance
(In thousands)
As of December 31, 2017

FHA/VA-Guaranteed loans	$-	$-	$-	$-	$-	$-	$-	$-
Other residential mortgage loans	316,616	349,284	22,086	116,818	154,048	433,434	503,332	22,086
Commercial:
Commercial mortgage loans	87,814	124,084	9,783	65,100	100,612	152,914	224,696	9,783
Commercial and Industrial loans	90,008	112,005	12,359	28,292	31,254	118,300	143,259	12,359
Construction:
Land	11,865	19,973	1,402	48	49	11,913	20,022	1,402
Construction-commercial	35,101	38,595	560	-	-	35,101	38,595	560
Construction-residential	252	355	55	-	-	252	355	55
Consumer:
Auto loans	22,338	22,338	3,665	267	267	22,605	22,605	3,665
Finance leases	2,184	2,184	104	-	-	2,184	2,184	104
Other consumer loans	11,084	11,830	1,396	2,521	3,688	13,605	15,518	1,396
	$577,262	$680,648	$51,410	$213,046	$289,918	$790,308	$970,566	$51,410

(1) Excluding accrued interest receivable.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	Average Recorded Investment (1)	Interest Income on Accrual Basis	Interest Income on Cash Basis	Total Interest Income
(In thousands)
Year Ended December 31, 2018

FHA/VA-Guaranteed loans	$-	$-	$-	$-
Other residential mortgage loans	411,730	18,131	1,376	19,507
Commercial:
Commercial mortgage loans	233,372	4,434	2,135	6,569
Commercial and Industrial loans	99,050	2,530	9	2,539
Construction:
Land	5,025	93	26	119
Construction-commercial	-	-	-	-
Construction-residential	1,724	-	-	-
Consumer:
Auto loans	20,156	1,449	-	1,449
Finance leases	2,197	145	-	145
Other consumer loans	12,177	913	164	1,077
	$785,431	$27,695	$3,710	$31,405

(1) Excluding accrued interest receivable.

	Average Recorded Investment (1)	Interest Income on Accrual Basis	Interest Income on Cash Basis	Total Interest Income
(In thousands)
Year Ended December 31, 2017

FHA/VA-Guaranteed loans	$-	$-	$-	$-
Other residential mortgage loans	438,847	17,316	2,478	19,794
Commercial:
Commercial mortgage loans	180,283	1,983	390	2,373
Commercial and Industrial loans	121,233	1,447	403	1,850
Construction:
Land	14,174	372	38	410
Construction-commercial	35,996	-	-	-
Construction-residential	252	-	-	-
Consumer:
Auto loans	24,618	1,781	-	1,781
Finance leases	2,428	168	-	168
Other consumer loans	14,324	1,176	144	1,320
	$832,155	$24,243	$3,453	$27,696

(1) Excluding accrued interest receivable.

	Average Recorded Investment (1)	Interest Income on Accrual Basis	Interest Income on Cash Basis	Total Interest Income
(In thousands)
Year Ended December 31, 2016

FHA/VA-Guaranteed loans	$-	$-	$-	$-
Other residential mortgage loans	451,276	18,492	2,234	20,726
Commercial:
Commercial mortgage loans	203,322	1,403	723	2,126
Commercial and Industrial loans	166,362	631	1,287	1,918
Construction:
Land	15,801	170	51	221
Construction-commercial	38,191	-	-	-
Construction-residential	1,348	-	-	-
Consumer:
Auto loans	27,177	1,820	-	1,820
Finance leases	2,846	203	-	203
Other consumer loans	18,018	1,376	154	1,530
	$924,341	$24,095	$4,449	$28,544

(1) Excluding accrued interest receivable.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following table show the activity for impaired loans for 2018, 2017 and 2016:

	2018	2017	2016
(In thousands)
Impaired Loans:
Balance at beginning of year	$790,308	$887,905	$806,509
Loans determined impaired during the year	250,524	140,977	288,202
Charge-offs (1)	(57,152)	(82,113)	(67,210)
Loans sold, net of charge-offs	(4,121)	(53,245)	(8,675)
Increases to existing impaired loans	7,335	8,292	3,236
Foreclosures	(36,453)	(37,513)	(36,161)
Loans no longer considered impaired	(5,417)	(3,526)	(27,643)
Loans transferred to held for sale	(74,052)	-	-
Paid in full, partial payments and other	(110,703)	(70,469)	(70,353)
Balance at end of year	$760,269	$790,308	$887,905

(1)

For the year ended December 31, 2018, includes charge-offs totaling $22.2 million associated with the $74.4 million in nonaccrual loans transferred to held for sale. For the year ended December 31, 2017, includes a charge-off of $10.7 million related to the sale of the PREPA credit line and, for the year ended December 31, 2016, includes $4.2 million of charge-offs related to impaired loans included in a sale of a $16.3 million pool of non-performing assets.

PCI Loans

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

Under ASC Topic 310-30, the acquired PCI loans were aggregated into pools based on similar characteristics (i.e., delinquency status and loan terms). Each loan pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. Since the loans are accounted for under ASC Topic 310-30, they are not considered nonaccrual and will continue to have an accretable yield as long as there is a reasonable expectation about the timing and amount of cash flows expected to be collected. The Corporation recognizes additional losses on this portfolio when it is probable that the Corporation will be unable to collect all cash flows expected as of the acquisition date plus additional cash flows expected to be collected arising from changes in estimates after the acquisition date.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The carrying amounts of PCI loans were as follows:

	As of	As of
	December 31,	December 31,
	2018	2017
(In thousands)
Residential mortgage loans	$143,176	$153,991
Commercial mortgage loans	3,464	4,183
Total PCI loans	$146,640	$158,174
Allowance for loan losses	(11,354)	(11,251)
Total PCI loans, net of allowance for loan losses	$135,286	$146,923

The following tables present PCI loans by past due status as of December 31, 2018 and 2017:

As of December 31, 2018	30-59 Days	60-89 Days	90 days or more	Total Past Due		Total PCI loans
					Current
(In thousands)
Residential mortgage loans	$-	$6,979	$26,932	$33,911	$109,265	$143,176
Commercial mortgage loans	-	-	2,512	2,512	952	3,464
Total (1)	$-	$6,979	$29,444	$36,423	$110,217	$146,640
_____________
(1)

According to the Corporation's delinquency policy and consistent with the instructions for the preparation of the Consolidated Financial Statements for Bank Holding Companies (FR Y-9C) required by the Federal Reserve Board, residential mortgage and commercial mortgage loans are considered past due when the borrower is in arrears two or more monthly payments. PCI residential mortgage loans past due 30-59 days as of December 31, 2018 amounted to $11.6 million. No PCI commercial mortgage loan was 30-59 days past due as of December 31, 2018.

As of December 31, 2017	30-59 Days	60-89 Days	90 days or more	Total Past Due		Total PCI loans
					Current
(In thousands)
Residential mortgage loans	$-	$16,600	$26,471	$43,071	$110,920	$153,991
Commercial mortgage loans	-	355	2,834	3,189	994	4,183
Total (1)	$-	$16,955	$29,305	$46,260	$111,914	$158,174
_____________
(1)

According to the Corporation's delinquency policy and consistent with the instructions for the preparation of the Consolidated Financial Statements for Bank Holding Companies (FR Y-9C) required by the Federal Reserve Board, residential mortgage and commercial mortgage loans are considered past due when the borrower is in arrears two or more monthly payments. PCI residential mortgage loans and PCI commercial mortgage loans past due 30-59 days as of December 31, 2017 amounted to $28.1 million and $0.2 million, respectively.

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

Changes in Accretable Yield of Acquired Loans

Subsequent to the acquisition of loans, the Corporation is required to periodically evaluate its estimate of cash flows expected to be collected. These evaluations, performed quarterly, require the continued use of key assumptions and estimates, similar to the initial estimate of fair value. Subsequent changes in the estimated cash flows expected to be collected may result in changes in the accretable yield and non-accretable difference or reclassifications from non-accretable yield to accretable yield. Increases in the cash flows expected to be collected will generally result in an increase in interest income over the remaining life of the loan or pool of loans. Decreases in expected cash flows due to further credit deterioration will generally result in an impairment charge recognized in the Corporation’s provision for loan and lease losses, resulting in an increase to the allowance for loan and lease losses. As of December 31, 2018, the reserve related to PCI loans acquired from Doral Financial in 2014 and from Doral Bank in 2015 amounted to $11.4 million (2017- $11.3 million). Approximately $1.8 million of the allowance related to PCI loans as of each December 31, 2018 and 2017, consists of qualitative adjustments to expected cash flows made to account for the estimated effect Hurricane Maria could have on the PCI loan portfolios; considering the loans historical-deteriorated conditions and higher susceptibility to adverse macroeconomic effects.

Changes in the accretable yield of PCI loans for the years ended December 31, 2018, 2017 and 2016 were as follows:

	December 31, 2018	December 31, 2017	December 31, 2016
(In thousands)
Balance at beginning of year	$103,682	$116,462	$118,385
Accretion recognized in earnings	(10,189)	(10,810)	(11,533)
Reclassification (to) from non-accretable	-	(1,970)	9,610
Balance at end of period	$93,493	$103,682	$116,462

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Changes in the carrying amount of PCI loans accounted for pursuant to ASC Topic 310-30 were as follows:

	Year ended	Year ended
	December 31, 2018	December 31, 2017
(In thousands)
Balance at beginning of year	$158,174	$165,818
Accretion	10,189	10,810
Collections	(16,749)	(15,400)
Foreclosures	(4,974)	(3,054)
Ending balance	$146,640	$158,174
Allowance for loan losses	(11,354)	(11,251)
Ending balance, net of allowance for loan losses	$135,286	$146,923

Changes in the allowance for loan losses related to PCI loans were as follows:

	Year ended
	December 31, 2018	December 31, 2017

Balance at beginning of year	$11,251	$6,857
Provision for loan losses	103	4,394
Balance at end of period	$11,354	$11,251

The outstanding principal balance of PCI loans, including amounts charged off by the Corporation, amounted to $181.1 million as of December 31, 2018 (compared to - $196.6 million as of December 31, 2017).

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Purchases and Sales of Loans

During 2018, the Corporation purchased $46.1 million of residential mortgage loans as part of a strategic program to purchase ongoing residential mortgage loan production from mortgage bankers in Puerto Rico. In general, the loans purchased from mortgage bankers were conforming residential mortgage loans. Purchases of conforming residential mortgage loans provide the Corporation the flexibility to retain or sell the loans, including through securitization transactions, depending upon the Corporation’s interest rate risk management strategies. When the Corporation sells such loans, it generally keeps the servicing of the loans.

In the ordinary course of business, the Corporation sells residential mortgage loans (originated or purchased) to GNMA and GSEs such as FNMA and FHLMC, which generally securitize the transferred loans into MBS for sale into the secondary market. During 2018, the Corporation sold $233.2 million of FHA/VA mortgage loans to GNMA, which packaged them into MBS. Also, during 2018, the Corporation sold approximately $104.9 million of performing residential mortgage loans to FNMA and FHLMC. The Corporation’s continuing involvement in these sold loans consists primarily of servicing the loans. In addition, the Corporation agreed to repurchase loans when it breaches any of the representations and warranties included in the sale agreement. These representations and warranties are consistent with the GSEs’ selling and servicing guidelines (i.e., ensuring that the mortgage was properly underwritten according to established guidelines). The total amount of loans sold in the secondary market included $9.8 million of seasoned residential mortgage loans sold to FNMA in the second quarter of 2018.

For loans sold to GNMA, the Corporation holds an option to repurchase individual delinquent loans issued on or after January 1, 2003 when the borrower fails to make any payment for three consecutive months. This option gives the Corporation the ability, but not the obligation, to repurchase the delinquent loans at par without prior authorization from GNMA.

Under ASC Topic 860, “Transfer and Servicing”, once the Corporation has the unilateral ability to repurchase the delinquent loan, it is considered to have regained effective control over the loan and is required to recognize the loan and a corresponding repurchase liability on the balance sheet regardless of the Corporation’s intent to repurchase the loan. As of December 31, 2018 and 2017, rebooked GNMA delinquent loans included in the residential mortgage loan portfolio amounted to $43.6 million and $62.1 million, respectively.

During 2018, 2017, and 2016, the Corporation repurchased, pursuant to its repurchase option with GNMA, $49.1 million, $25.1 million, and $29.1 million, respectively, of loans previously sold to GNMA. While the borrowers for the Corporation’s serviced GNMA portfolio benefited from the loan payment moratorium as part of the hurricane relief efforts, the delinquency status of these loans continued to be reported to GNMA without considering the moratorium. The principal balance of these loans is fully guaranteed and the risk of loss related to the repurchased loans is generally limited to the difference between the delinquent interest payment advanced to GNMA, which is computed at the loan’s interest rate and the interest payments reimbursed by FHA, which are computed at a pre-determined debenture rate. Repurchases of GNMA loans allow the Corporation, among other things, to maintain acceptable delinquency rates on outstanding GNMA pools and remain as a seller and servicer in good standing with GNMA. Historically, losses for violations of representations and warranties, and on optional repurchases of GNMA delinquent loans, have been immaterial and no provision is made at the time of sale.

Loan sales to FNMA and FHLMC are without recourse in relation to the future performance of the loans. The Corporation repurchased at par loans previously sold to FNMA and FHLMC in the amount of $0.1 million, $36 thousand, and $0.7 million during 2018, 2017, and 2016, respectively. The Corporation’s risk of loss with respect to these loans is also minimal as these repurchased loans are generally performing loans with documentation deficiencies.

In addition, during 2018 and 2017, the Corporation purchased $21.4 million and $52.6 million, respectively, of commercial and industrial loan participations.

Other loan sales include: (i) the sale in 2018 of a $5.6 million commercial and industrial adversely-classified loan in Puerto Rico (recording a charge-off of $1.3 million); (ii) the sale in 2018 of a $9.2 million commercial and industrial loan participation in the Florida region; (iii) the sale in 2018 of $34.9 million in nonaccrual commercial and construction loans in Puerto Rico and a $27.0 million nonaccrual construction loan in the Virgin Islands, as further discussed above; and (iv) the sale in 2016 of commercial mortgage loan participations amounting to $20.2 million.

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

Sale of a $16.3 Million Pool of Non-Performing Assets

During the fourth quarter of 2016, the Corporation completed the sale of a pool of non-performing assets with a book value of $16.3 million (principal balance of $20.1 million), in a cash transaction. The proceeds from this sale were $11.3 million net of escrows and principal and interest collected on behalf of the purchaser subsequent to the effective date of the transaction. Approximately $2.8 million of reserves had been allocated to the nonaccrual loans included in this pool. This transaction resulted in total net charge-offs of $4.6 million and an incremental pre-tax loss of $1.8 million recorded as a charge to the provision for loan and lease losses in 2016.

    Loan Portfolio Concentration

The Corporation’s primary lending area is Puerto Rico. The Corporation’s banking subsidiary, FirstBank, also lends in the USVI and BVI markets and in the United States (principally in the state of Florida). Of the total gross loans held for investment of $8.9 billion as of December 31, 2018, credit risk concentration was approximately 74% in Puerto Rico, 21% in the United States, and 5% in the USVI and BVI.

As of December 31, 2018, the Corporation had $61.6 million outstanding in loans extended to the Puerto Rico government, its municipalities and public corporations, compared to $55.9 million as of December 31, 2017. Approximately $47.2 million of the outstanding loans as of December 31, 2018 consisted of loans extended to municipalities in Puerto Rico, which in most cases are supported by assigned property tax revenues.  The vast majority of revenues of the municipalities included in the Corporation’s loan portfolio are independent of the Puerto Rico central government. These municipalities are required by law to levy special property taxes in such amounts as are required for the payment of all of their respective general obligation bonds and notes. Late in 2015, the GDB and the Municipal Revenue Collection Center (“CRIM”) signed and perfected a deed of trust. Through this deed, the GDB, as fiduciary, is bound to keep the CRIM funds separate from any other deposits and must distribute the funds pursuant to applicable law. The CRIM funds are deposited at another commercial depository financial institution in Puerto Rico. In addition to loans extended to municipalities, the Corporation’s exposure to the Puerto Rico government as of December 31, 2018 included a $14.5 million loan granted to an affiliate of PREPA.

In addition, as of December 31, 2018, the Corporation had $112.1 million in exposure to residential mortgage loans that are guaranteed by the Puerto Rico Housing Finance Authority. Residential mortgage loans guaranteed by the Puerto Rico Housing Finance Authority are secured by the underlying properties and the guarantees serve to cover shortfalls in collateral in the event of a borrower default. The Puerto Rico government guarantees up to $75 million of the principal under the mortgage loan insurance program. According to the most recently-released audited financial statements of the Puerto Rico Housing Finance Authority, as of June 30, 2016, the Puerto Rico Housing Finance Authority’s mortgage loans insurance program covered loans in an aggregate of approximately $576 million. The regulations adopted by the Puerto Rico Housing Finance Authority require the establishment of adequate reserves to guarantee the solvency of the mortgage loan insurance fund. As of June 30, 2016, the most recent date as to which information is available, the Puerto Rico Housing Finance Authority had a restricted net position for such purposes of approximately $77.4 million.

The Corporation also has credit exposure to USVI government entities. As of December 31, 2018, the Corporation had  $55.8 million in loans to USVI government instrumentalities and public corporations, compared to $70.4 million as of December 31, 2017. Of the amount outstanding as of December 31, 2018, public corporations of the USVI owed approximately $32.6 million and an independent instrumentality of the USVI government owed approximately $23.2 million.  As of December 31, 2018, all loans were currently performing and up to date on principal and interest payments.

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

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Troubled Debt Restructurings

The Corporation provides homeownership preservation assistance to its customers through a loss mitigation program in Puerto Rico that is similar to the U.S. government’s Home Affordable Modification Program guidelines. Depending upon the nature of borrowers’ financial condition, restructurings or loan modifications through this program, as well as other restructurings of individual commercial, commercial mortgage, construction, and residential mortgage loans, fit the definition of a TDR. A restructuring of a debt constitutes a TDR if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. Modifications involve changes in one or more of the loan terms that bring a defaulted loan current and provide sustainable affordability. Changes may include, among others, the extension of the maturity of the loan and modifications of the loan rate. As of December 31, 2018, the Corporation’s total TDR loans held for investment of $582.6 million consisted of $333.9 million of residential mortgage loans, $74.9 million of commercial and industrial loans, $137.9 million of commercial mortgage loans, $5.5 million of construction loans, and $30.3 million of consumer loans. Outstanding unfunded commitments on TDR loans amounted to $0.7 million as of December 31, 2018.

The Corporation’s loss mitigation programs for residential mortgage and consumer loans can provide for one or a combination of the following: movement of interest past due to the end of the loan, extension of the loan term, deferral of principal payments and reduction of interest rates either permanently or for a period of up to six years (increasing back in step-up rates). Additionally, in certain cases, the restructuring may provide for the forgiveness of contractually-due principal or interest. Uncollected interest is added to the end of the loan term at the time of the restructuring and not recognized as income until collected or when the loan is paid off. These programs are available only to those borrowers who have defaulted, or are likely to default, permanently on their loans and would lose their homes in a foreclosure action absent some lender concession. Nevertheless, if the Corporation is not reasonably assured that the borrower will comply with its contractual commitment, properties are foreclosed.

Prior to permanently modifying a loan, the Corporation may enter into trial modifications with certain borrowers. Trial modifications generally represent a six-month period during which the borrower makes monthly payments under the anticipated modified payment terms prior to a formal modification. Upon successful completion of a trial modification, the Corporation and the borrower enter into a permanent modification. TDR loans that are participating in or that have been offered a binding trial modification are classified as TDRs when the trial offer is made and continue to be classified as TDRs regardless of whether the borrower enters into a permanent modification. As of December 31, 2018, the Corporation classified an additional $3.4 million of residential mortgage loans as TDRs that were participating in or had been offered a trial modification.

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

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Selected information on TDR loans held for investment based on the recorded investment by loan class and modification type is summarized in the following tables. This information reflects all of the Corporation's TDRs held for investment:

		As of December 31, 2018
		Interest rate below market	Maturity or term extension	Combination of reduction in interest rate and extension of maturity	Forgiveness of principal and/or interest	Forbearance Agreement	Other (1)	Total
	(In thousands)
	Troubled Debt Restructurings:
	Non-FHA/VA residential mortgage loans	$22,729	$11,586	$239,348	$-	$145	$60,094	$333,902
	Commercial Mortgage loans (2)	3,966	2,005	122,709	-	-	9,269	137,949
	Commercial and Industrial loans (3)	664	19,769	13,323	-	2,673	38,492	74,921
	Construction loans:
	Land	16	2,524	1,933	-	-	292	4,765
	Construction-commercial	-	-	-	-	-	-	-
	Construction-residential	-	545	-	-	-	217	762
	Consumer loans - Auto	-	1,517	10,085	-	-	6,429	18,031
	Finance leases	-	101	1,186	-	-	648	1,935
	Consumer loans - Other	1,396	1,236	5,651	275	-	1,824	10,382
	Total Troubled Debt Restructurings	$28,771	$39,283	$394,235	$275	$2,818	$117,265	$582,647

(1)

Other concessions granted by the Corporation include deferral of principal and/or interest payments for a period longer than what would be considered insignificant, payment plans under judicial stipulation, or a combination of the concessions listed in the table.

(2)	Excludes commercial mortgage TDR loans held for sale amounting to $11.1 million as of December 31, 2018.
(3)	Excludes commercial and industrial TDR loans held for sale amounting to $0.9 millions of December 31, 2018.

		As of December 31, 2017
		Interest rate below market	Maturity or term extension	Combination of reduction in interest rate and extension of maturity	Forgiveness of principal and/or interest	Forbearance Agreement	Other (1)	Total
	(In thousands)
	Troubled Debt Restructurings:
	Non-FHA/VA residential mortgage loans	$25,964	$8,318	$267,578	$-	$-	$62,070	$363,930
	Commercial Mortgage loans	6,563	2,094	31,870	-	-	10,285	50,812
	Commercial and Industrial loans	2,510	20,648	16,049	-	6,623	48,282	94,112
	Construction loans:
	Land	18	3,941	2,186	-	-	331	6,476
	Construction-commercial	-	-	-	35,100	-	-	35,100
	Construction-residential	-	-	-	-	-	217	217
	Consumer loans - Auto	-	1,347	14,233	-	-	7,025	22,605
	Finance leases	-	238	1,946	-	-	-	2,184
	Consumer loans - Other	892	2,097	6,891	217	-	1,686	11,783
	Total Troubled Debt Restructurings	$35,947	$38,683	$340,753	$35,317	$6,623	$129,896	$587,219

(1)

Other concessions granted by the Corporation include deferral of principal and/or interest payments for a period longer than what would be considered insignificant, payment plans under judicial stipulation, or a combination of the concessions listed in the table.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following table presents the Corporation's TDR loans held for investment activity:

	Year Ended	Year Ended	Year Ended
	December 31, 2018	December 31, 2017	December 31, 2016
(In thousands)
Beginning balance of TDRs	$587,219	$647,048	$661,591
New TDRs	171,857	93,837	84,942
Increases to existing TDRs	7,027	6,575	3,921
Charge-offs post-modification(1)(2)(3)	(27,951)	(32,963)	(24,876)
Sales, net of charge-offs	-	(53,245)	(3,761)
Foreclosures	(21,591)	(25,059)	(16,834)
TDRs transferred to held for sale, net of charge-offs	(34,541)	-	-
Paid-off, partial payments and other	(99,373)	(48,974)	(57,935)
Ending balance of TDRs	$582,647	$587,219	$647,048

(1)	For the year ended December 31, 2018, includes charge-offs totaling $8.5 million associated with $34.5 million in commercial and construction loans transferred to held for sale.
(2)	For the year ended December 31, 2017, includes a $10.7 million charge-off related to the sale of the PREPA credit line.
(3)	For the year ended December 31, 2016, includes $1.3 million of charge-offs related to TDRs included in the sale of the $16.3 million pool of non-performing assets.

TDR loans are classified as either accrual or nonaccrual loans. Loans in accrual status may remain in accrual status when their contractual terms have been modified in a TDR if the loans had demonstrated performance prior to the restructuring and payment in full under the restructured terms is expected. Otherwise, loans on nonaccrual and restructured as a TDR will remain on nonaccrual status until the borrower has proven the ability to perform under the modified structure, generally for a minimum of six months, and there is evidence that such payments can, and are likely to, continue as agreed. Performance prior to the restructuring, or significant events that coincide with the restructuring, are included in assessing whether the borrower can meet the new terms and may result in the loan being returned to accrual status at the time of the restructuring or after a shorter performance period. If the borrower’s ability to meet the revised payment schedule is uncertain, the loan remains classified as a nonaccrual loan. Loan modifications increase the Corporation’s interest income by returning a nonaccrual loan to performing status, if applicable, increase cash flows by providing for payments to be made by the borrower, and limit increases in foreclosure and OREO costs. A TDR loan that specifies an interest rate that at the time of the restructuring is greater than or equal to the rate the Corporation is willing to accept for a new loan with comparable risk may not be reported as a TDR, or an impaired loan in the calendar years subsequent to the restructuring, if it is in compliance with its modified terms. The Corporation did not remove any loans from the TDR classification during 2018, 2017 and 2016 other than a $9.9 million loan refinanced at market terms in 2018 and a $3.0 million loan refinanced at market terms in 2016, as the borrowers were no longer experiencing financial difficulties and the refinancings did not contain any concession to the borrowers. These refinancings were included as part of “paid-off, partial payments and other” in the above table.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	The following table provides a breakdown of the TDR loans held for investment by those in accrual and nonaccrual status:

		As of December 31, 2018

		Accrual	Nonaccrual (1)	Total TDRs
	(In thousands)
	Non-FHA/VA residential mortgage loans	$271,766	$62,136	$333,902
	Commercial Mortgage loans (2)	116,830	21,119	137,949
	Commercial and Industrial loans (3)	66,603	8,318	74,921
	Construction loans:
	Land	1,071	3,694	4,765
	Construction-commercial	-	-	-
	Construction-residential	-	762	762
	Consumer loans - Auto	11,842	6,189	18,031
	Finance leases	1,791	144	1,935
	Consumer loans - Other	9,025	1,357	10,382
	Total Troubled Debt Restructurings	$478,928	$103,719	$582,647

(1)

Included in nonaccrual loans are $17.7 million in loans that are performing under the terms of the restructuring agreement but are reported in nonaccrual status until the restructured loans meet the criteria of sustained payment performance under the revised terms for reinstatement to accrual status and are deemed fully collectible.

(2)	Excludes commercial mortgage TDR loans held for sale amounting to $11.1 million as of December 31, 2018.
(3)	Excludes commercial and industrial TDR loans held for sale amounting to $0.9 million as of December 31, 2018.

		As of December 31, 2017

		Accrual	Nonaccrual (1)	Total TDRs
	(In thousands)
	Non-FHA/VA residential mortgage loans	$280,729	$83,201	$363,930
	Commercial Mortgage loans	23,329	27,483	50,812
	Commercial and Industrial loans	41,536	52,576	94,112
	Construction loans:
	Land	1,291	5,185	6,476
	Construction-commercial	-	35,100	35,100
	Construction-residential	-	217	217
	Consumer loans - Auto	15,548	7,057	22,605
	Finance leases	1,968	216	2,184
	Consumer loans - Other	10,294	1,489	11,783
	Total Troubled Debt Restructurings	$374,695	$212,524	$587,219

(1)

Included in nonaccrual loans are $88.6 million in loans that were performing under the terms of the restructuring agreement but are reported in nonaccrual status until the restructured loans meet the criteria of sustained payment performance under the revised terms for reinstatement to accrual status and are deemed fully collectible.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

TDR loans exclude restructured residential mortgage loans that are government-guaranteed (e.g., FHA/VA loans) totaling $60.5 million as of December 31, 2018 (compared with $62.1 million as of December 31, 2017). The Corporation excludes FHA/VA guaranteed loans from TDR loan statistics given that, in the event that the borrower defaults on the loan, the principal and interest (at the specified debenture rate) are guaranteed by the U.S. government; therefore, the risk of loss on these types of loans is very low. The Corporation does not consider loans with U.S. federal government guarantees to be impaired loans for the purpose of calculating the allowance for loan and lease losses.

Loan modifications that are considered TDR loans completed during 2018, 2017 and 2016 were as follows:

	Year Ended December 31, 2018
	Number of contracts	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
(In thousands)
Troubled Debt Restructurings:
Non-FHA/VA residential mortgage loans	104	$14,827	$14,159
Commercial Mortgage loans	11	138,994	138,785
Commercial and Industrial loans	10	9,141	8,786
Construction loans:
Land	1	97	97
Construction-residential	1	587	558
Consumer loans - Auto	285	4,500	4,489
Finance leases	48	1,001	987
Consumer loans - Other	768	3,935	3,996
Total Troubled Debt Restructurings	1,228	$173,082	$171,857

	Year ended December 31, 2017
	Number of contracts	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
(In thousands)
Troubled Debt Restructurings:
Non-FHA/VA residential mortgage loans	132	$19,484	$19,263
Commercial Mortgage loans	13	25,722	25,018
Commercial and Industrial loans	21	39,428	39,338
Construction loans:
Land	4	122	125
Consumer loans - Auto	426	6,451	6,451
Finance leases	22	548	548
Consumer loans - Other	657	3,041	3,094
Total Troubled Debt Restructurings	1,275	$94,796	$93,837

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	Year ended December 31, 2016
	Number of contracts	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
(In thousands)
Troubled Debt Restructurings:
Non-FHA/VA residential mortgage loans	209	$30,940	$29,668
Commercial Mortgage loans	11	5,710	5,739
Commercial and Industrial loans	25	22,182	22,184
Construction loans:
Land	9	6,759	6,756
Consumer loans - Auto	744	13,141	13,141
Finance leases	74	1,878	1,878
Consumer loans - Other	1,156	5,496	5,576
Total Troubled Debt Restructurings	2,228	$86,106	$84,942

Recidivism, or the borrower defaulting on its obligation pursuant to a modified loan, results in the loan once again becoming a nonaccrual loan. Recidivism on a modified loan occurs at a notably higher rate than do defaults on new origination loans, so modified loans present a higher risk of loss than do new origination loans. The Corporation considers a loan to have defaulted if the borrower has failed to make payments of either principal, interest, or both for a period of 90 days or more.

Loan modifications considered TDR loans that defaulted during the years ended December 31, 2018, 2017, and 2016, and had become TDR during the 12-months preceding the default date, were as follows:

	Year ended December 31,
	2018		2017		2016
	Number of contracts	Recorded Investment	Number of contracts	Recorded Investment	Number of contracts	Recorded Investment
(In thousands)
Non-FHA/VA residential mortgage loans	15	$1,994	46	$5,355	50	$7,673
Commercial Mortgage loans	-	-	1	57	-	-
Consumer loans - Auto	62	1,003	14	207	51	764
Finance leases	1	22	1	39	2	43
Consumer loans - Other	56	206	99	387	119	454
Total	134	$3,225	161	$6,045	222	$8,934

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

The following table provides additional information about the volume of this type of loan restructuring and the effect on the allowance for loan and lease losses in 2018, 2017 and 2016:

(In thousands)	December 31, 2018	December 31, 2017	December 31, 2016
Beginning balance	$35,577	$36,971	$39,329
New TDR loan splits	32,104	-	-
Paid-off and partial payments	(33,841)	(1,394)	(2,358)
Ending balance	$33,840	$35,577	$36,971

(In thousands)	December 31, 2018	December 31, 2017	December 31, 2016
Allowance for loan losses at the beginning of the year	$3,846	$5,141	$862
(Release) charges to the provision for loan losses	(10,789)	(1,295)	4,279
Net loan loss recoveries	7,416	-	-
Allowance for loan losses at the end of the year	$473	$3,846	$5,141

Approximately $31.3 million of the loans restructured using the A/B note restructure workout strategy were in accrual status as of December 31, 2018. These loans continue to be individually evaluated for impairment purposes.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

NOTE 9 – ALLOWANCE FOR LOAN AND LEASE LOSSES

The changes in the allowance for loan and lease losses were as follows:

	Residential	Commercial	Commercial and	Construction	Consumer
Year Ended December 31, 2018	Mortgage Loans	Mortgage Loans	Industrial Loans	Loans	Loans	Total
(In thousands)
Allowance for loan and lease losses:
Beginning balance	$58,975	$48,493	$48,871	$4,522	$70,982	$231,843
Charge-offs	(24,775)	(23,911)	(9,704)	(8,296)	(50,106)	(116,792)
Recoveries	3,392	7,925	1,819	334	8,588	22,058
Provision (release)	13,202	23,074	(8,440)	7,032	24,385	59,253
Ending balance	$50,794	$55,581	$32,546	$3,592	$53,849	$196,362
Ending balance: specific reserve for impaired loans	$19,965	$17,684	$9,693	$760	$5,874	$53,976
Ending balance: purchased credit-impaired loans (1)	$10,954	$400	$-	$-	$-	$11,354
Ending balance: general allowance	$19,875	$37,497	$22,853	$2,832	$47,975	$131,032
Loans held for investment:
Ending balance	$3,163,208	$1,522,662	$2,148,111	$79,429	$1,944,713	$8,858,123
Ending balance: impaired loans	$403,732	$227,426	$91,192	$6,593	$31,326	$760,269
Ending balance: purchased credit-impaired loans	$143,176	$3,464	$-	$-	$-	$146,640
Ending balance: loans with general allowance	$2,616,300	$1,291,772	$2,056,919	$72,836	$1,913,387	$7,951,214

	Residential	Commercial	Commercial and	Construction	Consumer
Year Ended December 31, 2017	Mortgage Loans	Mortgage Loans	Industrial Loans	Loans	Loans	Total
(In thousands)
Allowance for loan and lease losses:
Beginning balance	$33,980	$57,261	$61,953	$2,562	$49,847	$205,603
Charge-offs	(28,186)	(39,092)	(19,855)	(3,607)	(44,030)	(134,770)
Recoveries	2,437	270	5,755	732	7,562	16,756
Provision	50,744	30,054	1,018	4,835	57,603	144,254
Ending balance	$58,975	$48,493	$48,871	$4,522	$70,982	$231,843
Ending balance: specific reserve for impaired loans	$22,086	$9,783	$12,359	$2,017	$5,165	$51,410
Ending balance: purchased credit-impaired loans (1)	$10,873	$378	$-	$-	$-	$11,251
Ending balance: general allowance	$26,016	$38,332	$36,512	$2,505	$65,817	$169,182
Loans held for investment:
Ending balance	$3,290,957	$1,614,972	$2,083,253	$111,397	$1,749,897	$8,850,476
Ending balance: impaired loans	$433,434	$152,914	$118,300	$47,266	$38,394	$790,308
Ending balance: purchased credit-impaired loans	$153,991	$4,183	$-	$-	$-	$158,174
Ending balance: loans with general allowance	$2,703,532	$1,457,875	$1,964,953	$64,131	$1,711,503	$7,901,994

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	Residential	Commercial	Commercial and	Construction	Consumer
Year Ended December 31, 2016	Mortgage Loans	Mortgage Loans	Industrial Loans	Loans	Loans	Total
(In thousands)
Allowance for loan and lease losses:
Beginning balance	$39,570	$68,211	$68,768	$3,519	$60,642	$240,710
Charge-offs	(33,621)	(20,454)	(26,579)	(1,770)	(54,504)	(136,928)
Recoveries	2,941	816	2,689	316	8,326	15,088
Provision	25,090	8,688	17,075	497	35,383	86,733
Ending balance	$33,980	$57,261	$61,953	$2,562	$49,847	$205,603
Ending balance: specific reserve for impaired loans	$8,633	$26,172	$22,638	$1,405	$5,573	$64,421
Ending balance: purchased credit-impaired loans (1)	$6,632	$225	$-	$-	$-	$6,857
Ending balance: general allowance	$18,715	$30,864	$39,315	$1,157	$44,274	$134,325
Loans held for investment:
Ending balance	$3,296,031	$1,568,808	$2,180,455	$124,951	$1,716,628	$8,886,873
Ending balance: impaired loans	$442,267	$194,391	$153,543	$53,291	$44,413	$887,905
Ending balance: purchased credit-impaired
loans	$162,676	$3,142	$-	$-	$-	$165,818
Ending balance: loans with general
allowance	$2,691,088	$1,371,275	$2,026,912	$71,660	$1,672,215	$7,833,150

(1)	Refer to Note 8 - Loans Held for Investment - PCI Loans for additional information about changes in the allowance for loan losses related to PCI loans.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The tables below present the allowance for loan and lease losses and the carrying value of loans by portfolio segment as of December 31, 2018 and 2017:

As of December 31, 2018	Residential Mortgage Loans	Commercial Mortgage Loans	Commercial and Industrial Loans		Consumer Loans
				Construction Loans
(Dollars in thousands)						Total
Impaired loans without specific reserves:
Principal balance of loans, net of charge-offs	$110,238	$43,358	$30,030	$2,431	$2,340	$188,397
Impaired loans with specific reserves:
Principal balance of loans, net of charge-offs	293,494	184,068	61,162	4,162	28,986	571,872
Allowance for loan and lease losses	19,965	17,684	9,693	760	5,874	53,976
Allowance for loan and lease losses to
principal balance	6.80%	9.61%	15.85%	18.26%	20.26%	9.44%
PCI loans:
Carrying value of PCI loans	143,176	3,464	-	-	-	146,640
Allowance for PCI loans	10,954	400	-	-	-	11,354
Allowance for PCI loans to carrying value	7.65%	11.55%	-	-	-	7.74%

Loans with general allowance:
Principal balance of loans	2,616,300	1,291,772	2,056,919	72,836	1,913,387	7,951,214
Allowance for loan and lease losses	19,875	37,497	22,853	2,832	47,975	131,032
Allowance for loan and lease losses to
principal balance	0.76%	2.90%	1.11%	3.89%	2.51%	1.65%

Total loans held for investment:
Principal balance of loans	$3,163,208	$1,522,662	$2,148,111	$79,429	$1,944,713	$8,858,123
Allowance for loan and lease losses	50,794	55,581	32,546	3,592	53,849	196,362
Allowance for loan and lease losses to
principal balance (1)	1.61%	3.65%	1.52%	4.52%	2.77%	2.22%

	Residential Mortgage Loans	Commercial Mortgage Loans	Commercial and Industrial Loans		Consumer Loans
				Construction Loans
(Dollars in thousands)						Total

As of December 31, 2017
Impaired loans without specific reserves:
Principal balance of loans, net of charge-offs	$116,818	$65,100	$28,292	$48	$2,788	$213,046

Impaired loans with specific reserves:
Principal balance of loans, net of charge-offs	316,616	87,814	90,008	47,218	35,606	577,262
Allowance for loan and lease losses	22,086	9,783	12,359	2,017	5,165	51,410
Allowance for loan and lease losses to
principal balance	6.98%	11.14%	13.73%	4.27%	14.51%	8.91%

PCI loans:
Carrying value of PCI loans	153,991	4,183	-	-	-	158,174
Allowance for PCI loans	10,873	378	-	-	-	11,251
Allowance for PCI loans to carrying value	7.06%	9.04%	-	-	-	7.11%

Loans with general allowance:
Principal balance of loans	2,703,532	1,457,875	1,964,953	64,131	1,711,503	7,901,994
Allowance for loan and lease losses	26,016	38,332	36,512	2,505	65,817	169,182
Allowance for loan and lease losses to
principal balance	0.96%	2.63%	1.86%	3.91%	3.85%	2.14%

Total loans held for investment:
Principal balance of loans	$3,290,957	$1,614,972	$2,083,253	$111,397	$1,749,897	$8,850,476
Allowance for loan and lease losses	58,975	48,493	48,871	4,522	70,982	231,843
Allowance for loan and lease losses to
principal balance (1)	1.79%	3.00%	2.35%	4.06%	4.06%	2.62%

(1)  Loans used in the denominator include PCI loans of $146.6 million and $158.2 million as of December 31, 2018 and 2017, respectively. However, the Corporation separately tracks and reports PCI loans and excludes these loans from the amounts of nonaccrual loans, impaired loans, TDRs and non-performing assets.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

As of December 31, 2018, the Corporation maintained a $0.4 million reserve for unfunded loan commitments (compared to $0.7 million as of December 31, 2017), mainly related to outstanding commitments on floor plan revolving lines of credit. The reserve for unfunded loan commitments is an estimate of the losses inherent in off-balance sheet loan commitments to borrowers that are experiencing financial difficulties at the balance sheet date. It is calculated by multiplying an estimated loss factor by an estimated probability of funding, and then by the period-end amounts for unfunded commitments. The reserve for unfunded loan commitments is included as part of accounts payable and other liabilities in the consolidated statements of financial condition and any changes to the reserve is included as part of other non-interest expenses in the consolidated statements of income.

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

Hurricane-Related Qualitative Allowance for Loan and Lease Losses

As described in Note 2 – Effects of Natural Disasters, two strong hurricanes affected the Corporation’s service areas during September 2017.  These hurricanes caused widespread property damage, flooding, power outages, and water and communication service interruptions, and severely disrupted normal economic activity in the affected areas.  During the third quarter of 2017, the Corporation recorded a $66.5 million charge to the provision related to the establishment of qualitative reserves associated with the effects of Hurricanes Irma and Maria.  Models were developed based on a regression modeling approach in which relationships between portfolio-level loss rates and key economic indicators were derived based on historical behavior.  Accordingly, the qualitative reserves were initially determined based on the estimated effect that the hurricanes could have on employment levels and economic activity in the Corporation’s service areas, and the time that it could take for the affected regions to return to a more normalized operating environment.  For large commercial and construction loan relationships, loan officers performed individual reviews of the effect of the hurricanes on these borrowers’ sources of repayments.  These large relationships, that represented 80% of the outstanding balance of the Corporation’s commercial and construction loan portfolio, were analyzed and divided into three hurricane-affected categories (i.e., Low, Medium and High).  This stratification was used to stress the general reserve loss factors applicable to these loans to reflect higher default probabilities than those reflected in the historical data. During 2018, the Corporation performed additional procedures to evaluate the adequacy of the qualitative reserve, including the consideration of updated payment patterns and probability of default credit risk analyses applied to consumer loan borrowers subject to payment deferral programs that expired early in 2018. For the determination of the hurricane-related qualitative reserve for residential mortgage loans as of December 31, 2018, the Corporation stressed the loss factors derived from its base methodology by incorporating assumptions of further deterioration in the housing price index and higher loan modification levels. Although the foreclosure moratoriums extended by the FHA to hurricane-affected individuals ended on September 15, 2018, there are likely to be additional delays in foreclosure actions due to court related backlogs. For the determination of the hurricane-related qualitative reserve for commercial and construction loans not individually reviewed as of December 31, 2018, the Corporation segregated the portfolio based on delinquency levels and stressed the general reserve loss factors applicable to 30-89 days past due loans to reflect higher default probabilities. As of December 31, 2018, the hurricane-related qualitative reserve was $19.2 million (2017 - $55.6 million), composed of $17.2 million for Puerto Rico (2017 -

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

$50.2 million) and $2.0 million for the Virgin Islands (2017 - $5.4 million).  On a portfolio basis, the hurricane-related qualitative reserve as of December 31, 2018 and 2017 was composed of: (i) $8.8 million for residential mortgage loans (2017 - $9.2 million); (ii) $3.4 million for commercial and industrial loans (2017 - $13.1 million); (iii) $3.8 million for commercial mortgage loans (2017 - $7.5 million); (iv) $0 for construction loans (2017 - $0.7 million); and (v) $3.2 million for consumer loans (2017 - $25.0 million). Refer to Note 1 – Nature of Business and Summary of Significant Accounting Policies, for additional information about the Corporation’s approach to estimating the hurricane-related qualitative reserve.

Relationship officers have continued to closely monitor the performance of hurricane-affected commercial loan customers during 2018.  Information provided by these commercial loan officers, including information derived from regularly scheduled annual reviews, and statistics on the performance of consumer and residential credits were factored into the determination of the allowance for loan and lease losses as of December 31, 2018.  Although the identification and evaluation of hurricane-affected credits has been completed, management’s assessment of the hurricanes’ effect is still subject to uncertainties, both those specific to some individual customers, such as the resolution of insurance claims, and those applicable to the overall economic prospects of the hurricane-affected areas as a whole.

During 2018, the Corporation recorded a net loan loss reserve release of $16.9 million in connection with revised estimates associated with the effects of the hurricanes.  In addition to the above-mentioned updated assessments of financial performance and repayment prospects of certain individually-assessed commercial credits and updated payment patterns and probability of default credit risk analyses applied to consumer borrowers that were subject to payment deferral programs, the reserve releases in 2018 reflect the effect of payments received during 2018 that reduced the balance of the consumer and residential mortgage loan portfolios outstanding on the dates of the hurricanes. The individual review of large commercial loans also resulted in downgrades in the credit risk classification of certain loans and their hurricane-related qualitative reserves of approximately $5.7 million were transferred to the general reserve and the reserve for such loans are now determined following the methodology applicable to criticized and adversely classified loans, as appropriate. In addition, approximately $10.9 million of the consumer loan charge-offs recorded in 2018 were taken against previously-established hurricane-related qualitative reserves associated with Hurricanes Irma and Maria.  As of December 31, 2018, the hurricane-related qualitative allowance amounted to $19.2 million (compared to $55.6 million as of December 31. 2017).  With the ongoing collection of information on individual commercial customers and statistics on the consumer and residential mortgage loans portfolios, the loss estimate will be revised as needed.

NOTE 10 – LOANS HELD FOR SALE

The Corporation’s loans held-for-sale portfolio as of the dates indicated was composed of:

	December 31,
	2018	2017
(In thousands)
Residential mortgage loans	$27,075	$24,690
Construction loans (1)	3,015	8,290
Commercial and Industrial loans (1)	1,725	-
Commercial mortgage loans (1)	11,371	-
Total	$43,186	$32,980

(1)

During the first and third quarters of 2018, the Corporation transferred $74.4 million (net of fair value write-downs of $22.2 million recorded at the time of transfers) in nonaccrual loans to held for sale. Loans transferred to held for sale consisted of nonaccrual commercial mortgage loans totaling $39.6 million (net of fair value write-downs of $13.8 million), nonaccrual construction loans totaling $33.0 million (net of fair value write-downs of $6.7 million) and nonaccrual commercial and industrial loans totaling $1.8 million (net of fair value write-downs of $1.7 million). Approximately $27.2 million of the commercial mortgage loans transferred to loans held for sale and $30.0 million of the construction loans transferred to loans held for sale were eventually sold during the second, third, and fourth quarters of 2018.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

NOTE 11 –  OTHER REAL ESTATE OWNED

The following table presents OREO inventory as of the dates indicated:

	December 31,
(In thousands)	2018	2017

OREO
OREO balances, carrying value:
Residential (1)	$49,239	$54,381
Commercial	71,838	82,871
Construction	10,325	10,688
Total	$131,402	$147,940

(1)

Excludes $14.4 million and $21.3 million as of December 31, 2018 and 2017, respectively, of foreclosures that meet the conditions of ASC Topic 310-40 and are presented as a receivable (other assets) in the statement of financial condition.

NOTE 12 – RELATED-PARTY TRANSACTIONS

The Corporation granted loans to its directors, executive officers, and certain related individuals or entities in the ordinary course of business. The movement and balance of these loans were as follows:

Amount
(In thousands)
Balance at December 31, 2016	$1,208

New loans	65
Payments	(189)
Other changes	-
Balance at December 31, 2017	1,084

New loans	57
Payments	(117)
Other changes	-
Balance at December 31, 2018	$1,024

These loans were made subject to the provisions of Regulation O-“Loans to Executive Officers, Directors and Principal Shareholders of Member Banks,” which governs the permissible lending relationships between a financial institution and its executive officers, directors, principal shareholders, their families and related interests.  Amounts related to changes in the status of those who are considered related parties are reported as other changes. There were no changes in the status of related parties during 2018 and 2017.

From time to time, the Corporation, in the ordinary course of its business, obtains services from related parties or makes contributions to non-profit organizations that have some association with the Corporation. Management believes the terms of such arrangements are consistent with arrangements entered into with independent third parties.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

NOTE 13 – PREMISES AND EQUIPMENT

Premises and equipment comprise:

	Useful Life In Years	As of December 31,
		2018	2017
(Dollars in thousands)

Buildings and improvements	10-35	$131,206	$132,008
Leasehold improvements	1-10	54,734	53,866
Furniture and equipment	2-10	176,116	166,853
		362,056	352,727

Accumulated depreciation and amortization		(256,355)	(245,777)

		105,701	106,950
Land		24,640	24,640
Projects in progress		17,473	10,305
Total premises and equipment, net		$147,814	$141,895

    Depreciation and amortization expense amounted to $15.0 million, $16.4 million, and $17.6 million for the years ended December 31, 2018, 2017, and 2016, respectively.

    The Corporation identified impairment to several of its facilities and equipment in the areas affected by Hurricanes Irma and Maria. Losses related to the damaged facilities and equipment were charged against earnings in 2018 and 2017, and included as a component of “Other non-interest income” in the consolidated statements of income. The losses were determined with information available as to carrying amounts of impaired assets and the extent of the damage sustained. Management identified asset impairments of approximately $1.3 million and $0.6 million as of December 31, 2018 and 2017, respectively. The Corporation maintains insurance policies for casualty losses that provide for replacement value coverage.

During 2018, the Corporation received insurance proceeds of $2.0 million related to losses incurred at some facilities. The insurance proceeds were recorded against impairment losses. Insurance recoveries in excess of losses measured, amounting to $0.5 million for 2018, were recognized as a gain from insurance proceeds and also reported as part of “Other non-interest income” in the consolidated statement of income.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

NOTE 14 – GOODWILL AND OTHER INTANGIBLES

Goodwill as of December 31, 2018 and 2017 amounted to $28.1 million, recognized as part of “Other Assets” in the consolidated statements of financial condition. The Corporation conducted its annual evaluation of goodwill and other intangibles during the fourth quarter of 2018. The Corporation’s goodwill is related to the U.S. (Florida) reporting unit.

The Corporation bypassed the qualitative assessment in 2018 and proceeded directly to perform the first step of the two-step goodwill impairment test. The Step 1 evaluation of goodwill allocated to the Florida reporting unit under both valuation approaches (market and discounted cash flow analysis) indicated that the fair value of the unit was above the carrying amount of its equity book value as of the valuation date (October 1); therefore, the completion of Step 2 was not required. Based on the analyses under both the market and discounted cash flow approaches, the estimated fair value of the reporting unit exceeded the carrying amount of the entity, including goodwill at the evaluation date. Goodwill was not impaired as of December 31, 2018 or 2017, nor was any goodwill written off due to impairment during 2018, 2017, or 2016.

In connection with the acquisition of the FirstBank-branded credit card loan portfolio in the second quarter of 2012, the Corporation recognized a purchased credit card relationship intangible of $24.5 million ($5.7 million as of December 31, 2018 and $8.0 million as of December 31, 2017), which is being amortized over the remaining estimated life of 2.9 years on an accelerated basis based on the estimated attrition rate of the purchased credit card accounts, which reflects the pattern in which the economic benefits of the intangible asset are consumed. These benefits are consumed as the revenue stream generated by the cardholder relationship is realized.

The core deposit intangible of $4.3 million (2017 - $5.5 million) primarily consists of the core deposit acquired in the February 2015 Doral Bank transaction.

In the first quarter of 2016, FirstBank Insurance Agency acquired certain insurance customer accounts and related customer records and recognized an insurance customer relationship intangible of $1.1 million ($0.6 million as of December 31, 2018 and $0.8 million as of December 31. 2017), which is being amortized over the remaining estimated life of 4.0 years on a straight-line basis. The acquired accounts have a direct relationship to the previous mortgage loan portfolio acquisitions from Doral Bank and Doral Financial in 2015 and 2014.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following table shows the gross amount and accumulated amortization of the Corporation’s intangible assets recognized as part of Other Assets in the consolidated statements of financial condition:
	As of
	December 31,
	2018	2017
(Dollars in thousands)
Core deposit intangible:
Gross amount	$51,664	$51,664
Accumulated amortization (1)	(47,329)	(46,186)
Net carrying amount	$4,335	$5,478

Remaining amortization period	6.0 years	7.0 years

Purchased credit card relationship intangible:
Gross amount	$24,465	$24,465
Accumulated amortization (2)	(18,763)	(16,465)
Net carrying amount	$5,702	$8,000

Remaining amortization period	2.9 years	3.9 years

Insurance customer relationship intangible:
Gross amount	$1,067	$1,067
Accumulated amortization (3)	(445)	(292)
Net carrying amount	$622	$775

Remaining amortization period	4.0 years	5.0 years

(1) For the years ended December 31, 2018, 2017 and 2016, the amortization expense of core deposit intangibles amounted to $1.1 million, $1.7 million and $2.0 million, respectively.

(2) For the years ended December 31, 2018, 2017 and 2016, the amortization expense of the purchased credit card relationship intangible amounted to $2.3 million, $2.5 million and $2.8 million, respectively.

(3) For the years ended December 31, 2018, 2017 and 2016, the amortization expense of the insurance customer relationship intangible amounted to $0.2 million, $0.2 million and $0.1 million, respectively.

The estimated aggregate annual amortization expense related to the intangible assets for future periods is as follows:
Amount
(In thousands)
2019	$3,088
2020	2,851
2021	2,658
2022	915
2023	622
2024 and after	525

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

NOTE 15 – NON CONSOLIDATED VARIABLE INTEREST ENTITIES (“VIE”) AND SERVICING ASSETS

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

Below is a summary of transactions with VIEs for which the Corporation has retained some level of continuing involvement:

GNMA

The Corporation typically transfers first lien residential mortgage loans in conjunction with GNMA securitization transactions in which the loans are exchanged for cash or securities that are readily redeemed for cash proceeds and servicing rights. The securities issued through these transactions are guaranteed by the issuer and, under seller/servicer agreements, the Corporation is required to service the loans in accordance with the issuers’ servicing guidelines and standards. As of December 31, 2018, the Corporation serviced loans securitized through GNMA with a principal balance of $1.7 billion.

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

     During the first quarter of 2018, the Corporation completed the repurchase of $23.8 million of trust-preferred securities of the FBP Statutory Trust I that were auctioned in a public sale at which the Corporation was invited to participate. The Corporation’s winning bid equated to 90% of the $23.8 million par value. The 10% discount resulted in a gain of approximately $2.3 million. In addition, during the third quarter of 2017, the Corporation completed the repurchase of $7.3 million of trust-preferred securities of the FBP Statutory Trust I that were offered to the Corporation by an investment banking firm. The Corporation’s purchase price equated to 81% of the $7.3 million par value. The 19% discount, plus accrued interest, resulted in a gain of approximately $1.4 million. In a separate transaction, during the first quarter of 2016, the Corporation completed the repurchase of $10 million of trust-preferred securities of the FBP Statutory Trust II that were auctioned in a public sale at which the Corporation was invited to participate. The Corporation’s winning bid equated to 70% of the $10 million par value. The 30% discount, plus accrued interest, resulted in a gain of approximately $4.2 million. These gains are reflected in the statement of income as a “Gain on early extinguishment of debt”.

The Collins Amendment to the Dodd-Frank Wall Street Reform and Consumer Protection Act eliminated certain trust-preferred securities from Tier 1 Capital; however, these instruments may remain in Tier 2 capital until the instruments are redeemed or mature. Under the indentures, the Corporation has the right, from time to time, and without causing an event of default, to defer payments of interest on the Junior Subordinated Deferrable Debentures by extending the interest payment period at any time and from time to time during the term of the subordinated debentures for up to twenty consecutive quarterly periods. During the second quarter of 2016, the Corporation, having received approval from the Federal Reserve, paid $31.2 million for all of the accrued but deferred interest payments plus the interest for the second quarter of 2016 on the Corporation’s subordinated debentures associated with its trust-preferred securities. Subsequently, the Corporation has received quarterly approvals that have enabled it to make scheduled quarterly interest payments.  As of December 31, 2018, the Corporation was current on all interest payments due on its subordinated debt. In October 2017, the New York FED terminated the formal written agreement (the “Written Agreement”) entered into on June 3, 2010

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

by the Corporation and the Reserve Bank. However, the Corporation has agreed with its regulators to continue to obtain approval before paying dividends, receiving dividends from the Bank, making payments on subordinated debt or trust-preferred securities, incurring or guaranteeing debt or purchasing or redeeming any corporate stock. The Corporation has received approval to make the subordinated debentures’ quarterly payment through December 2019, subject to conditions established in the agreement with regulators.

Grantor Trusts

During 2004 and 2005, an unaffiliated party, referred to in this subsection as the seller, established a series of statutory trusts to effect the securitization of mortgage loans and the sale of trust certificates (the “Grantor Trusts”). The seller initially provided the servicing for a fee, which is senior to the obligations to pay trust certificate holders. The seller then entered into a sales agreement through which it sold and issued the trust certificates in favor of the Corporation’s banking subsidiary. Currently, the Bank is the sole owner of the trust certificates; the servicing of the underlying residential mortgages that generate the principal and interest cash flows is performed by another third party, which receives a servicing fee. The trust certificates are variable-rate securities indexed to 90-day LIBOR plus a spread. The principal payments from the underlying loans are remitted to a paying agent (servicer), who then remits interest to the Bank. Interest income is shared to a certain extent with the FDIC, which has an interest only strip (“IO”) tied to the cash flows of the underlying loans and is entitled to receive the excess of the interest income less a servicing fee over the variable rate income that the Bank earns on the securities. This IO is limited to the weighted-average coupon on the securities. The FDIC became the owner of the IO upon its intervention of the seller, a failed financial institution. No recourse agreement exists, and the Bank, as a sole holder of the certificates, absorbs all risks from losses on non-accruing loans and repossessed collateral. As of December 31, 2018, the amortized cost and fair value of the Grantor Trusts amounted to $19.3 million and $13.9 million, respectively, with a weighted-average yield of 4.89%, which is included as part of the Corporation’s available-for-sale investment securities portfolio.

Investment in unconsolidated entity

On February 16, 2011, FirstBank sold an asset portfolio consisting of performing and nonaccrual construction, commercial mortgage and commercial and industrial loans with an aggregate book value of $269.3 million to CPG/GS, an entity organized under the laws of the Commonwealth of Puerto Rico and majority owned by PRLP Ventures LLC (“PRLP”), a company created by Goldman, Sachs & Co. and Caribbean Property Group.  In connection with the sale, the Corporation received $88.5 million in cash and a 35% interest in CPG/GS, and made a loan in the amount of $136.1 million representing seller financing provided by FirstBank. The loan matured in February 2018 and was refinanced and consolidated with other outstanding loans of CPG/GS in the second quarter of 2018. As of December 31, 2018, the carrying amount of the refinanced loan was $6.2 million, which was included in the Corporation’s commercial mortgage loans held for investment portfolio. This loan has a three-year maturity, bears a fixed-interest rate, and is primarily secured by income-producing real estate properties and certain residential units. FirstBank’s equity interest in CPG/GS is accounted for under the equity method. FirstBank recorded a loss on its interest in CPG/GS in 2014 that reduced to zero the carrying amount of the Bank’s investment in CPG/GS. No negative investment needs to be reported as the Bank has no legal obligation or commitment to provide further financial support to this entity; thus, no further losses have been or will be recorded on this investment.

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

	The changes in servicing assets are shown below:

		Year Ended December 31,
		2018	2017	2016
	(In thousands)
	Balance at beginning of year	$25,255	$26,244	$24,282
	Capitalization of servicing assets	3,864	3,318	5,260
	Amortization	(2,895)	(3,091)	(3,229)
	Temporary impairment recoveries (charges), net	1,289	(1,611)	(325)
	Other (1)	(85)	395	256
	Balance at end of year	$27,428	$25,255	$26,244

(1)	Amount represents adjustments related to the repurchase of loans serviced for others.

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

Changes in the impairment allowance were as follows:

	Year ended December 31,
	2018	2017	2016
(In thousands)
Balance at beginning of year	$1,451	$461	$136
Temporary impairment charges	123	1,611	466
OTTI of servicing assets	(132)	(621)	-
Recoveries	(1,412)	-	(141)
Balance at end of year	$30	$1,451	$461

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The components of net servicing income are shown below:

	Year ended December 31,
	2018	2017	2016
(In thousands)
Servicing fees	$8,704	$7,630	$7,606
Late charges and prepayment penalties	510	405	674
Adjustment for loans repurchased	(85)	395	256
Other	(8)	(35)	(1)
Servicing income, gross	9,121	8,395	8,535
Amortization and impairment of servicing assets	(1,606)	(4,702)	(3,554)
Servicing income, net	$7,515	$3,693	$4,981

    The Corporation’s servicing assets are subject to prepayment and interest rate risks. Key economic assumptions used in determining the fair value at the time of sale of the related mortgages ranged as follows:

	Maximum	Minimum
2018:
Constant prepayment rate:
Government-guaranteed mortgage loans	6.0%	5.6%
Conventional conforming mortgage loans	6.5%	6.2%
Conventional non-conforming mortgage loans	10.3%	9.1%
Discount rate:
Government-guaranteed mortgage loans	12.0%	12.0%
Conventional conforming mortgage loans	10.0%	10.0%
Conventional non-conforming mortgage loans	14.3%	14.3%

2017:
Constant prepayment rate:
Government-guaranteed mortgage loans	6.2%	6.0%
Conventional conforming mortgage loans	6.7%	6.3%
Conventional non-conforming mortgage loans	9.5%	9.1%
Discount rate:
Government-guaranteed mortgage loans	12.0%	12.0%
Conventional conforming mortgage loans	10.0%	10.0%
Conventional non-conforming mortgage loans	14.3%	14.3%

2016:
Constant prepayment rate:
Government-guaranteed mortgage loans	7.6%	5.9%
Conventional conforming mortgage loans	8.0%	6.3%
Conventional non-conforming mortgage loans	14.1%	9.3%
Discount rate:
Government-guaranteed mortgage loans	12.0%	11.5%
Conventional conforming mortgage loans	10.0%	9.5%
Conventional non-conforming mortgage loans	14.3%	13.8%

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The weighted averages of the key economic assumptions that the Corporation used in its valuation model and the sensitivity of the current fair value to immediate 10% and 20% adverse changes in those assumptions for mortgage loans as of December 31, 2018 were as follows:

(Dollars in thousands)
Carrying amount of servicing assets	$27,428
Fair value	$31,738
Weighted-average expected life (in years)	8.45

Constant prepayment rate (weighted-average annual rate)	6.26%
Decrease in fair value due to 10% adverse change	$747
Decrease in fair value due to 20% adverse change	$1,462

Discount rate (weighted-average annual rate)	11.25%
Decrease in fair value due to 10% adverse change	$1,528
Decrease in fair value due to 20% adverse change	$2,930

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

NOTE 16 – DEPOSITS AND RELATED INTEREST

The following table summarizes deposit balances as of the dates indicated:
	December 31,
	2018	2017
(In thousands)

Type of account and interest rate:
Non-interest-bearing checking accounts	$2,395,481	$1,833,665
Interest-bearing savings accounts - 0.05% to 0.40% (2017- 0.05% to 0.40%)	2,334,949	2,401,385
Interest-bearing checking accounts - 0.05% to 1.00%
(2017- 0.05% to 1.00%)	1,304,043	1,207,511
Certificates of deposit- 0.10% to 4.00% (2017- 0.10% to 4.00%)	2,404,644	2,429,585
Brokered certificates of deposit- 1.10% to 3.00% (2017- 0.85% to 2.80%)	555,597	1,150,485
	$8,994,714	$9,022,631

The weighted-average interest rate on total interest-bearing deposits as of December 31, 2018 and 2017 was 1.03% and  0.97%, respectively.

As of December 31, 2018, the aggregate amount of unplanned overdrafts of demand deposits that were reclassified as loans amounted to $2.1 million (2017 - $1.7 million). Pre-arranged overdrafts lines of credit amounted to $21.7 million as of December 31, 2018 (2017- $15.2 million).

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following table presents the contractual maturities of CDs, including brokered CDs, as of December 31, 2018:

Total
(In thousands)

Three months or less	$516,484
Over three months to six months	422,723
Over six months to one year	726,199
Over one year to two years	643,293
Over two years to three years	321,978
Over three years to four years	180,994
Over four years to five years	144,951
Over five years	3,619
Total	$2,960,241

As of December 31, 2018, CDs in denominations of $100,000 or higher amounted to $2.2 billion (2017- $2.8 billion) including brokered CDs of $555.6 million (2017 - $1.2 billion) at a weighted-average rate of 1.88% (2017 - 1.50%) issued to deposit brokers in the form of large certificates of deposits that are generally participated out by brokers in shares of less than the FDIC insurance limit.  As of December 31, 2018, unamortized broker placement fees amounted to $1.1 million (2017 - $2.2 million), which are amortized over the contractual maturity of the brokered CDs under the interest method.

Brokered CDs mature as follows:

December 31,
2018
(In thousands)

Three months or less	$86,024
Over three months to six months	42,879
Over six months to one year	130,692
One to three years	249,284
Three to five years	45,336
Over five years	1,382
Total	$555,597

As of December 31, 2018, deposit accounts issued to government agencies amounted to $900.8 million (2017-$652.0 million). These deposits in Puerto Rico and the U.S. Virgin Islands are insured by the FDIC up to the applicable limits, generally $250,000. The uninsured portions were collateralized by securities and loans with an amortized cost of $615.7 million (2017 - $562.5 million) and an estimated market value of $592.9 million (2017 - $542.9 million). In addition, as of December 31, 2018, the Corporation used $182.0 million in letters of credit issued by the FHLB as pledges for public deposits in the Virgin Islands. As of December 31, 2018, the Corporation had $677.3 million of government deposits in Puerto Rico (2017 - $490.3 million) and $223.4 million in the Virgin Islands (2017 - $161.7 million).

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

A table showing interest expense on deposits follows:
	Year Ended December 31,
	2018	2017	2016
(In thousands)
Interest-bearing checking accounts	$5,208	$4,566	$4,914
Savings	14,298	12,520	12,392
Certificates of deposit	33,652	30,277	28,068
Brokered certificates of deposit	14,493	19,174	21,928
Total	$67,651	$66,537	$67,302

The total interest expense on deposits includes the amortization of broker placement fees related to brokered CDs amounting to $1.2 million, $1.9 million, and $2.9 million for 2018, 2017 and 2016, respectively. For 2018, 2017 and 2016, total interest expense includes $9 thousand, $0.1 million, and $0.2 million, respectively, for the accretion of premiums related to time deposits assumed in the Doral Bank transaction in 2015.

NOTE 17 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

   Securities sold under agreements to repurchase (repurchase agreements) as of the dates indicated consisted of the following:

		December, 31
		2018	2017
	(Dollars in thousands)

	Short-term fixed-rate repurchase agreement with a rate of 2.85% (December 31, 2017 - 1.53%)	$50,086	$100,000
	Long-term fixed-rate repurchase agreements, interest rate of 2.26%
	(December 31, 2017: interest ranging from 1.96% to 2.26%) (1)(2)	100,000	200,000
		$150,086	$300,000

(1)	Reported net of securities purchased under agreements to repurchase (reverse repurchase agreements) by counterparty, when applicable, pursuant to ASC Topic 210-20-45-11.

(2)

During the third quarter of 2018, the call option on a $100 million repurchase agreement that carried a cost of 1.96% was exercised. Subsequent to December 31, 2018, the lender had the option to call another repurchase agreement, which was not exercised.

The weighted-average interest rates on repurchase agreements as of December 31, 2018 and 2017 were 2.46% and 1.92%, respectively. Accrued interest payable on repurchase agreements amounted to $2.8 million and $1.8 million as of December 31, 2018 and 2017, respectively.

Repurchase agreements mature as follows:

December 31, 2018
(In thousands)

Three months or less	$50,086
Over three to four years	100,000
Total	$150,086

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following securities were sold under agreements to repurchase:

	December 31, 2018
	Amortized		Approximate	Weighted
	Cost of		Fair Value	Average
	Underlying	Balance of	of Underlying	Interest Rate
Underlying Securities	Securities	Borrowing	Securities	of Security
(In thousands)

U.S. government-sponsored agencies	$31,396	$25,276	$30,958	1.55%
Mortgage-backed securities	155,963	124,810	151,777	2.39%

Total	$187,359	$150,086	$182,735

Accrued interest receivable	$483

	December 31, 2017
	Amortized		Approximate	Weighted
	Cost of		Fair Value	Average
	Underlying	Balance of	of Underlying	Interest Rate
Underlying Securities	Securities	Borrowing	Securities	of Security
(In thousands)

U.S. government-sponsored agencies	$132,637	$127,801	$131,271	1.39%
Mortgage-backed securities	222,325	172,199	218,852	2.29%

Total	$354,962	$300,000	$350,123

Accrued interest receivable	$1,060

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The maximum aggregate balance outstanding at any month-end during 2018 was $200 million (2017 - $300 million). The average balance during 2018 was $166.0 million (2017 - $300 million). The weighted-average interest rate during 2018 and 2017 was 5.66% and 3.64%, respectively, considering negative market rates on reverse repurchase agreements.

As of December 31, 2018 and 2017, the securities underlying such agreements were delivered to the dealers with which the repurchase agreements were transacted.

Repurchase agreements as of December 31, 2018, grouped by counterparty, were as follows:

		Weighted-Average
Counterparty	Amount	Maturity (In Months)
(Dollars in thousands)
JP Morgan Chase	$150,086	35

NOTE 18 – ADVANCES FROM THE FEDERAL HOME LOAN BANK (FHLB)

The following is a summary of the advances from the FHLB:

	December 31,	December 31,
	2018	2017

(Dollars in thousands)

Long-term fixed-rate advances from FHLB, with a weighted-average
interest rate of 2.07% (December 31, 2017 - 1.91%)	$740,000	$715,000

Advances from FHLB mature as follows:

December 31,
2018
(In thousands)

Over six months to one year	$205,000
Over one to three years	335,000
Over three to five years	200,000
Total	$740,000

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

     Advances are received from the FHLB under an Advances, Collateral Pledge, and Security Agreement (the “Collateral Agreement”). Under the Collateral Agreement, the Corporation is required to maintain a minimum amount of qualifying mortgage collateral with a market value of generally 125% or higher than the outstanding advances. As of December 31, 2018, the estimated value of specific mortgage loans pledged as collateral amounted to $1.3 billion (2017 - $1.4 billion), as computed by the FHLB for collateral purposes. The carrying value of such loans as of December 31, 2018 amounted to $1.7 billion (2017 - $1.7 billion). As of December 31, 2018, the Corporation had additional capacity of approximately $422.2 million on this credit facility based on collateral pledged at the FHLB, including a haircut reflecting the perceived risk associated with the collateral. Haircut refers to the percentage by which an asset’s market value is reduced for the purpose of collateral levels. Advances may be repaid prior to maturity, in whole or in part, at the option of the borrower upon payment of any applicable fee specified in the contract governing such advance. In calculating the fee, due consideration is given to (i) all relevant factors, including, but not limited to, any and all applicable costs of repurchasing and/or prepaying any associated liabilities and/or hedges entered into with respect to the applicable advance; (ii) the financial characteristics, in their entirety, of the advance being prepaid; and (iii), in the case of adjustable-rate advances, the expected future earnings of the replacement borrowing as long as the replacement borrowing is at least equal to the original advance’s par amount and the replacement borrowing’s tenor is at least equal to the remaining maturity of the prepaid advance.

NOTE 19 – OTHER BORROWINGS

 Other borrowings, as of the indicated dates, consist of:

	December 31,	December 31,
(In thousands)	2018	2017
Junior subordinated debentures due in 2034,
interest-bearing at a floating rate of 2.75%
over 3-month LIBOR (5.54% as of December 31, 2018
and 4.35% as of December 31, 2017) (1)	$65,593	$90,078
Junior subordinated debentures due in 2034,
interest-bearing at a floating rate of 2.50%
over 3-month LIBOR (5.29% as of December 31, 2018
and 4.12% as of December 31, 2017)	118,557	118,557
	$184,150	$208,635

(1)

Refer to Note 15 - Non-Consolidated Variable Interest Entities and Servicing Assets-Trust-Preferred Securities, for additional information about the Corporation's repurchase and cancellation in the first quarter of 2018 of $23.8 million in trust-preferred securities associated with these junior subordinated debentures.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

NOTE 20 – EARNINGS PER COMMON SHARE

The calculation of earnings per common share for the years ended December 31, 2018, 2017, and 2016 are as follows:

	Year Ended December 31,

	2018	2017	2016
(In thousands, except per share information)
Net income	$201,608	$66,956	$93,229
Less: Preferred stock dividends	(2,676)	(2,676)	(223)
Net income attributable to common stockholders	$198,932	$64,280	$93,006
Weighted-Average Shares:
Average common shares outstanding	215,709	213,963	212,818
Average potential dilutive common shares	968	2,155	2,976
Average common shares outstanding - assuming dilution	216,677	216,118	215,794

Earnings per common share:

Basic	$0.92	$0.30	$0.44

Diluted	$0.92	$0.30	$0.43

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

Potential dilutive common shares consist of unvested shares of restricted stock that do not contain non-forfeitable dividend rights, performance units that do not contain non-forfeitable dividend rights if the performance condition is met as of the end of the reporting period, warrants outstanding during the period and common stock issued under the assumed exercise of stock options using the treasury stock method. This method assumes that the potential dilutive common shares are issued and outstanding and the proceeds from the exercise, in addition to the amount of compensation cost attributable to future services, are used to purchase common stock at the exercise date. The difference between the numbers of potential dilutive shares issued and the shares purchased is added as incremental shares to the actual number of shares outstanding to compute diluted earnings per share. Unvested shares of restricted stock and performance units that do not contain non-forfeitable dividend rights, stock options, and warrants outstanding during the period that result in lower potential dilutive shares issued than shares purchased under the treasury stock method, are not included in the computation of dilutive earnings per share since their inclusion would have an antidilutive effect on earnings per share. Stock options not included in the computation of outstanding shares because they were antidilutive amounted to 34,989 as of December 31, 2016. There were no stock options outstanding as of December 31, 2018 and 2017.

On May 17, 2018, the U.S. Treasury exercised its warrant to purchase 1,285,899 shares of the Corporation’s common stock on cashless basis, resulting in the issuance of 730,571 shares of common stock.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

NOTE 21 – STOCK-BASED COMPENSATION

On May 24, 2016, the Corporation’s stockholders approved the amendment and restatement of the First BanCorp. Omnibus Incentive Plan, as amended (the “Omnibus Plan”), to, among other things, increase the number of shares of common stock reserved for issuance under the Omnibus Plan, extend the term of the Omnibus Plan to May 24, 2026 and re-approve the material terms of the performance goals under the Omnibus Plan for purposes of the then effective Section 162(m) of the U.S. Internal Revenue Code of 1986, as amended. The Omnibus Plan provides for equity-based compensation incentives (the “awards”) through the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, cash-based awards and other stock-based awards. The Omnibus Plan authorizes the issuance of up to 14,169,807 shares of common stock, subject to adjustments for stock splits, reorganizations and other similar events.  As of December 31, 2018, 6,897,855 authorized shares of common stock were available for issuance under the Omnibus Plan. The Corporation’s Board of Directors, based on the recommendation of the Corporation’s Compensation and Benefits Committee, has the power and authority to determine those eligible to receive awards and to establish the terms and conditions of any awards, subject to various limits and vesting restrictions that apply to individual and aggregate awards.

Restricted Stock

Under the Omnibus Plan, the Corporation may grant restricted stock to plan participants, subject to forfeiture upon the occurrence of certain events until the dates specified in the participant’s award agreement. While the restricted stock is subject to forfeiture and does not contain non-forfeitable dividend rights, restricted stock participants may exercise full voting rights. The restricted stock granted under the Omnibus Plan is typically subject to a vesting period. During 2018, the Corporation awarded to its independent directors 65,447 shares of restricted stock that are subject to a one-year vesting period. In addition, during 2018, the Corporation awarded 342,439 shares of restricted stock to employees; fifty percent (50%) of those shares vest in two years from the grant date and the remaining (50%) vest in three years from the grant date. Included in those 342,439 shares of restricted stock were 20,447 shares granted to retirement-eligible employees at the grant date. The total expense determined for the restricted stock awarded to retirement-eligible employees was charged against earnings at the grant date. The fair value of the shares of restricted stock granted in 2018 was based on the market price of the Corporation’s outstanding common stock on the date of the grant.

The following table summarizes the restricted stock activity in 2018 under the Omnibus Plan:

	2018
	Number of	Weighted-
	shares of	Average
	restricted	Grant Date
	stock	Fair Value

Non-vested shares at beginning of year	1,816,968	$2.76
Granted	407,886	6.71
Forfeited	(16,000)	4.31
Vested	(1,244,744)	2.47
Non-vested shares at end of year	964,110	$4.79

For the years ended December 31, 2018, 2017 and 2016, the Corporation recognized $3.4 million, $4.0 million and $3.9 million, respectively, of stock-based compensation expense related to restricted stock awards. As of December 31, 2018, there was $2.2 million of total unrecognized compensation cost related to non-vested shares of restricted stock. The weighted average period over which the Corporation expects to recognize such cost is 1.3 years.

During 2017, the Corporation awarded to its independent directors 148,424 shares of restricted stock subject to a one-year vesting period. In addition, during 2017, the Corporation awarded 951,332 shares of restricted stock to employees subject to a vesting period of two years.  Included in those 951,332 shares of restricted stock were 838,332 shares granted in the first quarter of 2017 to certain senior officers consistent with the requirements of the Troubled Asset Relief Program (“TARP”) Interim Final Rule. On May 10, 2017, the United States Department of the Treasury (the “U.S. Treasury”) announced that it had sold all of its remaining 10,291,553 shares of the Corporation’s common stock. As a result of the sale by U.S. Treasury, the Corporation ceased being subject to the compensation-related restrictions under TARP, which substantially limited the Corporation’s ability to award short-term and long-term incentives to the Corporation’s executives, and the Corporation’s senior officers are no longer subject to the transferability restrictions on their shares of restricted stock. However, since the U.S. Treasury did not recover the full amount of its original investment under TARP, the senior officers

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

forfeited 2,370,571, or 50%, of their outstanding shares of restricted stock, resulting in a reduction in the number of common shares outstanding.

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

Performance Units

Under the Omnibus Plan, the Corporation may award performance units to Omnibus Plan participants.  During 2018, the Corporation granted 304,408 units to executives, with each unit representing the value of one share of the Corporation’s common stock.  The performance units granted are for the performance period beginning January 1, 2018 and ending on December 31, 2020 and are subject to a three-year requisite service period.  These awards do not contain non-forfeitable rights to dividend equivalent amounts and can only be settled in shares of the Corporation’s common stock. Included in those 304,408 performance units were 29,171 units granted to retirement-eligible executives at the grant date.  The performance units will vest based on the achievement of a pre-established tangible book value per share target as of December 31, 2020.  All of the performance units will vest if performance is at the pre-established performance target level or above.  However, the participants may vest on 50% of the awards to the extent that performance is below the target but at 80% of the pre-established performance target level (the 80% minimum threshold), which is measured based upon the growth in the tangible book value during the performance cycle.  If performance is between the 80% minimum threshold and the pre-established performance target level, the participants will vest on a proportional amount. No performance units will vest if performance is below the 80% minimum threshold.

The fair value of the performance units awarded during 2018 was based on the market price of the Corporation’s outstanding common stock on the date of the grant.  For the year ended December 31, 2018, the Corporation recognized $0.6 million of stock-based compensation related to performance units. As of December 31, 2018, there was $1.3 million of total unrecognized compensation cost related to unvested performance units that the Corporation expects to recognize over the three-year requisite service period. The total expense determined for the performance units awarded to retirement-eligible executives was charged against earnings at the grant date. The total amount of compensation expense recognized reflects management’s assessment of the probability that the pre-established performance goal will be achieved. A cumulative adjustment to compensation expense is recognized in the current period to reflect any changes in the probability of achievement of the performance goals.

Salary stock

Also, effective April 1, 2013, the Corporation’s Board of Directors determined to increase the salary amounts paid to certain executive officers, primarily by paying the increased salary amounts in the form of shares of the Corporation’s common stock issued under the Omnibus Plan, instead of cash. During 2018, the Corporation issued 268,709 shares of common stock (as compared to 582,193 shares during 2017) with a weighted-average market value of $6.51 (as compared to a weighted average market value of $5.64 during 2017) as salary stock compensation. This resulted in a compensation expense of $1.7 million recorded in 2018 (as compared to $3.3 million during 2017). Effective July 1, 2018, the payment of additional salary amounts in the form of stock was eliminated in accordance with the previously disclosed revised executive compensation program.

For 2018, the Corporation withheld 96,377 shares (2017 – 195,789 shares) from the common stock paid to certain senior officers as additional compensation and 337,689 shares of restricted stock that vested during 2018 (2017- 243,102 shares) to cover employees’ payroll and income tax withholding liabilities; these shares are held as treasury shares. The Corporation paid in cash any fractional share of salary stock to which the officer was entitled. In the consolidated financial statements, the Corporation treats shares withheld for tax purposes as common stock repurchases..

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

NOTE 22 – STOCKHOLDERS’ EQUITY

Common Stock

As of December 31, 2018 and 2017, the Corporation had 2,000,000,000 authorized shares of common stock with a par value of $0.10 per share. As of December 31, 2018 and 2017, there were 221,789,509 and 220,382,343 shares issued, respectively, and 217,235,140 and 216,278,040, shares outstanding, respectively. Refer to Note 21 – Stock-Based Compensation, for information about transactions related to common stock under the Omnibus Plan.

On November 14, 2018, for the first time since June 2009, the Corporation’s Board of Directors, after receiving regulatory approval, declared a quarterly cash dividend of $0.03 per common share which was paid on December 14, 2018, to common stockholders of record on November 30, 2018. Total cash dividends paid on shares of common stock amounted to $6.5 million for 2018. The Corporation has received regulatory approval to pay quarterly dividends on common stock through December 2019, subject to conditions established in the agreement with regulators. The Corporation intends to request approval in future periods to continue quarterly dividend payments on common stock.

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

On February 7, 2017, funds affiliated with Thomas H. Lee Partners, L.P. (“THL”) and funds managed by Oaktree Capital Management (“Oaktree”) sold 20 million shares (10 million shares each) of the Corporation’s common stock.  Subsequently, the underwriters exercised their option to purchase an additional 3 million shares of the Corporation’s common stock from the selling stockholders.  Also, on August 3, 2017, THL and Oaktree participated in another secondary offering of the Corporation’s common stock in which they sold an aggregate of 20 million shares (10 million shares each) of common stock. The Corporation did not receive any proceeds from these offerings.  As of December 31, 2018, each of THL and Oaktree owned less than 5% of the Corporation’s common stock.

Preferred Stock

The Corporation has 50,000,000 authorized shares of preferred stock with a par value of $1.00, redeemable at the Corporation’s option, subject to certain terms. This stock may be issued in series and the shares of each series have such rights and preferences as are fixed by the Board of Directors when authorizing the issuance of that particular series. As of December 31, 2018, the Corporation has five outstanding series of non-convertible, non-cumulative preferred stock: 7.125% non-cumulative perpetual monthly income preferred stock, Series A; 8.35% non-cumulative perpetual monthly income preferred stock, Series B; 7.40% non-cumulative perpetual monthly income preferred stock, Series C; 7.25% non-cumulative perpetual monthly income preferred stock, Series D; and 7.00% non-cumulative perpetual monthly income preferred stock, Series E. The liquidation value per share is $25.

Effective January 17, 2012, the Corporation delisted all of its outstanding series of non-convertible, non-cumulative preferred stock from the New York Stock Exchange. The Corporation has not arranged for listing and/or registration on another national securities exchange or for quotation of the Series A through E Preferred Stock in a quotation medium. In December 2016, for the first time since July 2009, the Corporation paid dividends on its non-cumulative perpetual monthly income preferred stock, after receiving regulatory approval. Since then, the Corporation has continued to pay monthly dividend payments on the non-cumulative perpetual monthly income preferred stock. The Corporation has received regulatory approval to pay the monthly dividends on the Corporation’s Series A through E Preferred Stock through December 2019, subject to conditions established in the agreement with regulators. The Corporation intends to request approval in future periods to continue monthly dividend payments on the non-cumulative perpetual monthly income preferred stock.

On October 3, 2017, the Federal Reserve terminated the Written Agreement entered into on June 3, 2010 by the Corporation and the Federal Reserve. However, the Corporation has agreed with its regulators to continue to obtain approval before paying dividends, receiving dividends from the Bank, making payments on subordinated debt or trust preferred securities, incurring or guaranteeing debt or purchasing or redeeming any corporate stock.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

 Treasury stock

During 2018 and 2017, the Corporation withheld an aggregate of 434,066 shares and 438,891 shares, respectively, of the common stock paid to certain senior officers as additional compensation and restricted stock that vested during 2018 and 2017 to cover employees’ payroll and income tax withholding liabilities; these shares are held as treasury stock. As of December 31, 2018 and 2017, the Corporation had 4,554,369 and 4,104,303 shares held as treasury stock, respectively.

FirstBank Statutory Reserve (Legal Surplus)

The Banking Law of the Commonwealth of Puerto Rico requires that a minimum of 10% of FirstBank’s net income for the year be transferred to a legal surplus reserve until such surplus equals the total of paid-in capital on common and preferred stock. Amounts transferred to the legal surplus reserve from the retained earnings account are not available for distribution to the Corporation, including for payment as dividends to the stockholders, without the prior consent of the Puerto Rico Commissioner of Financial Institutions. The Puerto Rico Banking Law provides that, when the expenditures of a Puerto Rico commercial bank are greater than receipts, the excess of the expenditures over receipts must be charged against the undistributed profits of the bank, and the balance, if any, must be charged against the legal surplus reserve, as a reduction thereof. If there is no legal surplus reserve sufficient to cover such balance in whole or in part, the outstanding amount must be charged against the capital account and the Bank cannot pay dividends until it can replenish the legal surplus reserve to an amount of at least 20% of the original capital contributed. During 2018 and 2017, $20.5 million and $7.3 million, respectively, were transferred to the legal surplus reserve. FirstBank’s legal surplus reserve, included as part of retained earnings in the Corporation’s consolidated statement of financial condition, amounted to $80.2 million and $59.7 million as of December 31, 2018 and 2017, respectively.

NOTE 23 – EMPLOYEES’ BENEFIT PLAN

FirstBank provides contributory retirement plans pursuant to Section 1081.01 of the Puerto Rico Internal Revenue Code of 2011 for Puerto Rico employees and Section 401(k) of the U.S. Internal Revenue Code for USVI and U.S. employees (the “Plans”).  All employees are eligible to participate in the Plans after three months of service for purposes of making elective deferral contributions and one year of service for purposes of sharing in the Bank’s matching, qualified matching, and qualified nonelective contributions. Under the provisions of the Plans, the Bank contributes 50% of the first 6% of the participant’s compensation contributed to the Plans on a pretax basis. The matching contribution of fifty cents for every dollar of the employee’s contribution is comprised of: (i) twenty-five cents for every dollar of the employee’s contribution up to 6% of the employee’s eligible compensation to be paid to the Plan as of each bi-weekly payroll; and, (ii) an additional twenty-five cents for every dollar of the employee’s contribution up to 6% of the employee’s eligible compensation to be deposited as a lump sum as of the second payroll of the month of January of the Plan Year following that in which the elective deferrals were made. Puerto Rico employees were permitted to contribute up to $15,000 for each of 2018, 2017 and 2016 (USVI and U.S. employees - $18,500 for 2018 and $18,000 for each of 2017 and 2016). Additional contributions to the Plans are voluntarily made by the Bank as determined by its Board of Directors. No additional discretionary contributions were made for the years ended December 31, 2018, 2017 and 2016. The Bank had a total plan expense of $1.5 million for the year ended December 31, 2018, $0.9 million for 2017, and $1.1 million for 2016.

NOTE 24 –OTHER NON-INTEREST EXPENSES

A detail of other non-interest expenses is as follows:

	Year Ended December 31,
	2018	2017	2016
(In thousands)
Supplies and printing	$2,177	$1,990	$1,502
(Release) provision for unfunded lending commitments	(264)	(928)	1,173
Amortization of intangible assets	3,593	4,403	4,896
Servicing and processing fees	4,991	4,421	4,604
Write-down and losses on sale of non-real estate repossessed properties	62	253	689
Insurance and supervisory fees	4,602	4,809	4,865
Other	6,914	7,203	8,022
Total	$22,075	$22,151	$25,751

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

NOTE 25 –OTHER NON-INTEREST INCOME

A detail of other non-interest income is as follows:

	Year Ended
	2018	2017	2016
(In thousands)

Non-deferrable loan fees	$2,384	$2,109	$3,346
Commissions and fees-broker-dealer-related	-	-	789
Merchant-related income	5,244	4,209	4,095
ATM and POS fees	9,515	8,929	8,462
Credit and debit card interchange and other fees	9,598	7,587	7,492
Mail and cable transmission commissions	2,101	1,729	1,740
Fair value adjustments and losses on sales of commercial and
construction loans held for sale	(3,186)	-	-
Gain from sales of fixed-assets	1,366	149	591
Gain from insurance proceeds	537	-	-
Other	5,183	4,142	4,385
Total	$32,742	$28,854	$30,900

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

Under the Puerto Rico Internal Revenue Code of 2011, as amended (the “2011 PR Code”), the Corporation and its subsidiaries are treated as separate taxable entities and are generally not entitled to file consolidated tax returns and, thus, the Corporation is generally not entitled to utilize losses from one subsidiary to offset gains in another subsidiary. Accordingly, in order to obtain a tax benefit from a net operating loss (“NOL”), a particular subsidiary must be able to demonstrate sufficient taxable income within the applicable NOL carry-forward period. Pursuant to the 2011 PR Code, the carryforward period for NOLs incurred during taxable years that commenced after December 31, 2004 and ended before January 1, 2013 is 12 years; for NOLs incurred during taxable years commencing after December 31, 2012 the carryover period is 10 years. The 2011 PR Code allows an entity organized as a limited liability company to elect to become a non-taxable “pass-through” entity and utilize losses to offset income from other “pass-through” entities, subject to certain limitations, with the remaining net income passing-through to its partner entities. The 2011 PR Code also provides a dividend received deduction of 100% on dividends received from “controlled” subsidiaries subject to taxation in Puerto Rico and 85% on dividends received from other taxable domestic corporations.

On March 1, 2017, the Corporation completed the applicable regulatory filings to change the tax status of its subsidiary, First Federal Finance, from a taxable corporation to a non-taxable “pass-through” entity. This election has allowed the Corporation to realize tax benefits of its deferred tax assets associated with pass-through ordinary net operating losses available at the banking subsidiary, FirstBank, which were subject to a full valuation allowance as of December 31, 2016, against now pass-through ordinary income from this profitable subsidiary.

On March 1, 2017, the Corporation also completed the applicable regulatory filings to change the tax status of its subsidiary, FirstBank Insurance, from a taxable corporation to a non-taxable “pass-through” entity. This election has allowed the Corporation to offset pass-through income earned by FirstBank Insurance with net operating losses available at the Holding Company level.

On December 22, 2017, the United States President signed H.R.1, The Tax Cuts and Jobs Acts, effective January 1, 2018, which includes an overhaul of individual, business and international taxes and has affected our branch operations in the U.S. and the USVI. The bill includes measures reducing corporate taxes from 35% to 21%, a repeal of the corporate alternative minimum tax regime, changes to business deductions and NOLs, a 15.5% tax on mandatory repatriation of liquid assets, 10% tax on base erosion payments,

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

and a minimum 10.5% tax on inclusion of global intangible low-tax income by U.S. shareholders, among other significant changes. The main provisions affecting our operations in the U.S. and the USVI for the year 2018 include: the change in tax rate to 21%, the limitation to the amount certain financial institutions may deduct for premiums paid to the FDIC, and changes in permanent differences, such as meals and entertainment deductions. Other significant provisions, such as the base erosion and anti-abuse tax, do not affect the Corporation’s U.S. and USVI branch operations since these operations’ receipts do not exceed the annual threshold of U.S. effectively connected gross receipts.

On December 10, 2018, the Governor of Puerto Rico signed into Law Act 257 (“Act 257”) to amend some of the provisions of the 2011 PR Code, as amended.  Act 257 introduces various changes to the current income tax regime in the case of individuals and corporations, and the sales and use taxes that are effective January 1, 2019, including, among others, (i) a reduction in the Puerto Rico corporate tax rate from 39% to 37.5%; (ii) an increase in the net operating and capital losses usage limitation from 80% to 90%; (iii) amendments to the provisions related to “pass-through” entities that provide that corporations that own 50% or more of a partnership will not be able to claim a current or carryover non partnership NOLs deduction against a partnership distributable share, adversely impacting the above described tax action taken in 2017 for FirstBank Insurance; and (iv) other limitations on certain deductions such as meals and entertainment deductions. The PROMESA oversight board accepted the required certification submitted by the Legislature of Puerto Rico (the “Compliance Certification”) acknowledging that Act 257 is not significantly inconsistent with the Commonwealth’s Fiscal Plan as it applies to Articles 1 through 131 and 164-165 of Act 257.  However, the PROMESA oversight board expressed concerns regarding certain provisions of Act 257, specifically Articles 132 through 163, regarding the video lottery terminals that operate outside casinos in Puerto Rico.   It is not yet determined whether Act 257 will be further amended to accommodate any mandate from the PROMESA oversight board.

The Corporation has maintained an effective tax rate lower than the maximum statutory rate, mainly by investing in government obligations and MBS exempt from U.S. and Puerto Rico income taxes and by doing business through an International Banking Entity (“IBE”) unit of the Bank, and through the Bank’s subsidiary, FirstBank Overseas Corporation, whose interest income and gain on sales is exempt from Puerto Rico income taxation. The IBE and FirstBank Overseas Corporation were created under the International Banking Entity Act of Puerto Rico, which provides for total Puerto Rico tax exemption on net income derived by IBEs operating in Puerto Rico on the specific activities identified in the IBE Act.  An IBE that operates as a unit of a bank pays income taxes at the corporate standard rate to the extent that the IBE’s net income exceeds 20% of the bank’s total net taxable income.

The components of income tax (benefit) expense are summarized below:

	Year Ended December 31,
	2018	2017	2016
(In thousands)
Current income tax expense	$14,073	$8,179	$13,151
Deferred income tax expense (benefit):
Adjustment for enacted changes in tax law	15,402	138	(20)
Reversal of deferred tax asset valuation allowance	(63,228)	(1,792)	-
Other deferred income tax expense (benefit)	22,783	(11,498)	23,899
Total income tax (benefit) expense	$(10,970)	$(4,973)	$37,030

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The differences between the income tax expense applicable to income before the provision for income taxes and the amount computed by applying the statutory tax rate in Puerto Rico were as follows:

	Year Ended December 31,
	2018		2017		2016
	Amount	% of Pretax Income	Amount	% of Pretax Income	Amount	% of Pretax Income
(Dollars in thousands)

Computed income tax at statutory rate	$74,349	39.0%	$24,173	39.0%	$50,801	39.0%
Federal and state taxes	3,768	2.0%	2,335	3.8%	-	-%
Benefit of net exempt income	(22,782)	(12.0)%	(16,596)	(26.8)%	(14,995)	(11.5)%
Disallowed NOL carryforward resulting from
net exempt income	14,904	7.8%	5,091	8.2%	6,396	4.9%
Deferred tax valuation allowance	(90,521)	(47.5)%	(10,037)	(16.2)%	(5,976)	(4.6)%
Adjustments in net deferred tax assets due to changes
in enacted tax rates	15,402	8.1%	138	0.2%	(20)	-%
Change in tax status of subsidiaries	-	-%	(13,161)	(21.2)%	-	-%
Share-based compensation windfall	(1,595)	(0.8)%	(40)	-%	92	0.1%
Effect of capital losses subject to preferential rates	-	-%	2,102	3.4%	727	0.6%
Non deductible expenses
and other permanent differences	(839)	(0.4)%	(470)	(0.8)%	(1,720)	(1.2)%
Tax return to provision adjustments	4	-%	607	1.0%	434	0.3%
Other-net	(3,660)	(1.9)%	885	1.4%	1,291	1.0%

Total income tax (benefit) expense	$(10,970)	(5.7)%	$(4,973)	(8.0)%	$37,030	28.6%

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

   Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their tax bases. Significant components of the Corporation's deferred tax assets and liabilities as of December 31, 2018 and 2017 were as follows:

	December 31,
	2018	2017
(In thousands)
Deferred tax asset:
Net operating loss carryforward	$316,059	$376,423
Allowance for loan and lease losses	75,010	94,111
Alternative Minimum Tax credits available for carryforward	9,238	6,598
Unrealized loss on OREO valuation	15,405	14,784
Unrealized loss on available-for-sale securities, net	189	-
Settlement payment-closing agreement	7,031	7,313
Legal and other reserves	3,293	2,333
Reserve for insurance premium cancellations	610	635
Other	7,526	8,326
Total gross deferred tax assets	434,361	510,523

Deferred tax liabilities:
Differences between the assigned values and tax bases of assets
and liabilities recognized in purchase business combinations	4,192	5,143
Servicing assets	9,143	8,625
Unrealized gain on available-for-sale securities, net	-	1,306
Other	514	9,457
Total gross deferred tax liabilities	13,849	24,531
Valuation allowance	(100,661)	(191,183)
Net deferred tax asset	$319,851	$294,809

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

After completion of the deferred tax asset valuation allowance analysis for the fourth quarter of 2018, management concluded that, as of December 31, 2018, it is more likely than not that FirstBank, the banking subsidiary, will generate sufficient taxable income within the applicable NOL carry-forward periods to realize $220.5 million of its deferred tax assets related to NOLs and, therefore, reversed $63.2 million of the valuation allowance.  The decision to partially reverse the valuation allowance was reached after weighting all of the evidence and determining that the positive evidence out weighted the negative evidence. The positive evidence considered by management in arriving at its conclusion to reverse part of the deferred tax asset valuation allowance includes factors such as: FirstBank’s three-year cumulative income position; the continued profitability following the hurricane events in 2017; and forecasts of future profitability, under several potential scenarios, that support significant utilization of NOLs prior to their expiration ranging between the years 2021 through 2024. The negative evidence considered by management includes: uncertainties around the state of the Puerto Rico economy, including the effect of hurricane recovery funds together with Puerto Rico government debt renegotiation efforts and the ultimate sustainability of the approved Fiscal Plan; and consideration of the Corporation’s still elevated levels of non-performing assets.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Management’s estimate of future taxable income is based on internal projections that consider historical performance, multiple internal scenarios and assumptions, as well as external data that management believes is reasonable. If events are identified that affect the Corporation’s ability to utilize its deferred tax assets, the analysis will be updated to determine if any adjustments to the valuation allowance are required. If actual results differ significantly from the current estimates of future taxable income, even if caused by adverse macro-economic conditions, the remaining valuation allowance may need to be increased. Such an increase could have a material adverse effect on the Corporation’s financial condition and results of operations. Conversely, a higher than projected proportion of taxable income to exempt income could lead to a higher usage of available NOLs and a lower amount of disallowed NOLs from projected levels of tax-exempt income, per the 2011 PR code, which in turn could result in further releases to the deferred tax valuation allowance; any such decreases could have a material positive effect on the Corporation’s financial condition and results of operations.

As of December 31, 2018, approximately $104 million of the deferred tax assets of the Corporation are attributable to temporary differences or tax credit carry-forwards that have no expiration date, compared to $125.6 million in 2017. The valuation allowance attributable to FirstBank’s deferred tax assets of $68.1 million as of December 31, 2018 is related to the estimated NOL disallowance attributable to projected levels of tax-exempt income; NOLs attributable to the Virgin Islands jurisdiction; and capital losses. The remaining balance of $32.6 million of the deferred tax asset valuation allowance non-attributable to FirstBank is mainly related to NOLs and capital losses at the Holding Company and the Bank’s subsidiary First Management of Puerto Rico.  The Corporation will continue to provide a valuation allowance against its deferred tax assets in each applicable tax jurisdiction until the need for a valuation allowance is eliminated. The need for a valuation allowance is eliminated when the Corporation determines that it is more likely than not the deferred tax assets will be realized. The ability to recognize the remaining deferred tax assets that continue to be subject to a valuation allowance will be evaluated on a quarterly basis to determine if there are any significant events that would affect the ability to utilize these deferred tax assets.

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

During 2017, the Corporation completed a formal ownership change analysis within the meaning of Section 382 covering a comprehensive period, and concluded that an ownership change occurred during such period. The ownership change and resulting Section 382 limitation did not cause a U.S. or USVI income tax liability or material income tax expense related to periods prior to 2017 since the Corporation had sufficient post-ownership change NOLs in those jurisdictions to offset taxable income.  The Section 382 limitation resulted in higher U.S. and USVI income tax liabilities than we would have incurred in the absence of such limitation. The Corporation has mitigated to an extent the adverse effects associated with the Section 382 limitation as any such tax paid in the U.S. or USVI can be creditable against Puerto Rico tax liabilities or taken as a deduction against taxable income.  However, our ability to reduce our Puerto Rico tax liability through such a credit or deduction depends on our tax profile at each annual taxable period, which is dependent on various factors. For the 2018 and 2017 year, and as a result of the Section 382 limitation, the Corporation incurred an income tax expense of approximately $3.8 million and $2.3 million, respectively, related to its U.S. operations.  The limitation did not impact the USVI operations for the years 2018 and 2017.

As of December 31, 2018, the Corporation did not have UTBs recorded on its books. The Corporation classifies all interest and penalties, if any, related to tax uncertainties as income tax expense. Audit periods remain open for review until the statute of limitations has passed. The statute of limitations under the 2011 PR code is four years; the statute of limitations for U.S. and USVI income tax purposes is three years after a tax return is due or filed, whichever is later, for each. The completion of an audit by the taxing authorities or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Corporation’s liability for income taxes. Any such adjustment could be material to the results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. For U.S. and USVI income tax purposes, all tax years subsequent to 2014 remain open to examination. For Puerto Rico tax purposes, all tax years subsequent to 2013 remain open to examination.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

NOTE 27 – OTHER COMPREHENSIVE LOSS

The following table presents changes in accumulated other comprehensive loss for the years ended December 31, 2018, 2017 and 2016:

	Changes in Accumulated Other Comprehensive Loss by Component (1)
	Year ended
	December 31,
	2018	2017	2016
(In thousands)
Unrealized net holding losses on debt securities
Beginning balance	$(20,609)	$(34,383)	$(27,749)
Other comprehensive (loss) income	(19,806)	13,774	(6,634)
Ending balance	$(40,415)	$(20,609)	$(34,383)

Unrealized holding losses on equity securities
Beginning balance	$(6)	$(7)	$-
Reclassification to retained earnings per ASU 2016-01	6	-	-
Other comprehensive income	-	1	(7)
Ending balance	$-	$(6)	$(7)
______________________
(1) All amounts presented are net of tax.

The following table presents the amounts reclassified out of each component of accumulated other comprehensive loss for the years ended December 31, 2018, 2017 and 2016:

		Reclassifications Out of Accumulated Other Comprehensive Loss
	Affected Line Item in the Consolidated Statements of Income	Year ended
		December 31,
		2018	2017	2016
(In thousands)
Unrealized holding losses on debt securities
Realized (loss) gain on sale of debt securities	Net (loss) gain on sale of
	investments	$(34)	$371	$6,104
OTTI on debt securities	Net impairment losses
	on available-for-sale
	debt securities	(50)	(12,231)	(6,687)
	Total before tax	$(84)	$(11,860)	$(583)
	Income tax	-	-	-
	Total, net of tax	$(84)	$(11,860)	$(583)

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

NOTE 28 – LEASE COMMITMENTS

As of December 31, 2018, certain premises are leased with terms expiring through the year 2050. The Corporation has the option to renew or extend certain leases beyond the original term. Some of these leases require the payment of insurance, increases in property taxes, and other incidental costs. As of December 31, 2018, the obligation under various leases is as follows:

Amount
(In thousands)
2019	$9,640
2020	8,869
2021	8,101
2022	7,086
2023	5,488
2024 and later years	36,444
Total	$75,628

Rental expense for offices and premises included in occupancy and equipment expense was $11.3 million in 2018 (2017 - $11.7 million; 2016- $11.3 million).

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

Financial Instruments Recorded at Fair Value on a Recurring Basis

Investment securities available for sale and marketable equity securities held at fair value

The fair value of investment securities was the market value based on quoted market prices (as is the case with Treasury notes, non-callable U.S. Agency debt securities, and equity securities with readily determinable fair values), when available (Level 1), or, when available, market prices for identical or comparable assets (as is the case with MBS and callable U.S. agency debt) that are based on observable market parameters, including benchmark yields, reported trades, quotes from brokers or dealers, issuer spreads, bids, offers and reference data, including market research operations (Level 2). Observable prices in the market already consider the risk of nonperformance. If listed prices or quotes are not available, fair value is based upon discounted cash flow models that use unobservable inputs due to the limited market activity of the instrument, as is the case with certain private label MBS held by the Corporation (Level 3).

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

A credit spread is considered for those derivative instruments that are not secured. The cumulative mark-to-market effect of credit risk in the valuation of derivative instruments in 2018, 2017 and 2016 was immaterial.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	As of December 31, 2018				As of December 31, 2017
	Fair Value Measurements Using				Fair Value Measurements Using
(In thousands)	Level 1	Level 2	Level 3	Assets/Liabilities at Fair Value	Level 1	Level 2	Level 3	Assets/Liabilities at Fair Value

Assets:
Securities available for sale :
Equity securities (1)	$-	$-	$-	$-	$418	$-	$-	$418
U.S. Treasury Securities	7,456	-	-	7,456	7,401	-	-	7,401
Noncallable U.S. agency debt securities	-	319,124	-	319,124	-	361,971	-	361,971
Callable U.S. agency debt securities and MBS	-	1,594,622	-	1,594,622	-	1,497,253	-	1,497,253
Puerto Rico government obligations	-	4,128	2,824	6,952	-	4,118	2,695	6,813
Private label MBS	-	-	13,914	13,914	-	-	17,060	17,060
Other investments	-	-	500	500	-	-	100	100
Equity securities (1)	418	-	-	418	-	-	-	-
Derivatives, included in assets:
Purchased interest rate cap agreements	-	623	-	623	-	305	-	305
Forward contracts	-	-	-	-	-	7	-	7
Interest rate lock commitments	-	383	-	383	-	-	-	-
Forward loan sales commitments	-	12	-	12	-	-	-	-
Liabilities:
Derivatives, included in liabilities:
Written interest rate cap agreements	-	617	-	617	-	305	-	305
Forward contracts	-	383	-	383	-	19	-	19
(1)

As of January 1, 2018, the Corporation adopted ASU 2016-01, resulting in the reclassification of equity securities from available-for-sale investment securities to other investment securities. As of December 31, 2017, equity securities had a net unrealized loss of $6 thousand.

   The table below presents a reconciliation of the beginning and ending balances of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2018, 2017, and 2016:

		2018	2017	2016
	Level 3 Instruments Only	Securities Available for Sale (1)	Securities Available for Sale (1)	Securities Available for Sale (1)
	(In thousands)
	Beginning balance	$19,855	$22,914	$27,297
	Total gain (losses) (realized/unrealized):
	Included in earnings	(50)	-	(387)
	Included in other comprehensive income	222	2,777	1,586
	Purchases	500	-	-
	Principal repayments and amortization	(3,289)	(5,836)	(5,582)
	Ending balance	$17,238	$19,855	$22,914

	___________________
(1)	Amounts mostly related to private label MBS.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

     The table below presents qualitative information for significant assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of December 31, 2018 and 2017:

	December 31, 2018
(In thousands)	Fair Value	Valuation Technique	Unobservable Input	Range

Investment securities available for sale:

Private label MBS	$13,914	Discounted cash flows	Discount rate	14.5%

			Prepayment rate	3.3% - 20.9% (Weighted-Average 11.4%)
			Projected Cumulative Loss Rate	0.0% - 6.8% (Weighted-Average 3%)

Puerto Rico government obligations	2,824	Discounted cash flows	Discount rate	6.28%
			Prepayment rate	3.00%

	December 31, 2017
(In thousands)	Fair Value	Valuation Technique	Unobservable Input	Range

Investment securities available-for-sale:

Private label MBS	$17,060	Discounted cash flows	Discount rate	14.0%
			Prepayment rate	12.0 - 29.0% (Weighted Average 16.4%)
			Projected Cumulative Loss Rate	0% - 6.8% (Weighted Average 3.0%)

Puerto Rico government obligations	2,695	Discounted cash flows	Discount rate	6.61%
			Prepayment rate	3.00%

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

Puerto Rico Government Obligations: The significant unobservable input used in the fair value measurement is the assumed prepayment rate of the underlying residential mortgage loans that collateralize these obligations that are guaranteed by the Puerto Rico Housing Finance Authority. A significant increase (decrease) in the assumed rate would lead to a higher (lower) fair value estimate. The fair value of these bonds was based on a discounted cash flow analysis that contemplates the credit quality of the holder of second mortgages and a discount for liquidity constraints on the bonds considering the absence of an active market for them. Due to the guarantee of the Puerto Rico Housing Finance Authority and other applicable contractual safeguards, no additional credit spread is applied for debt service default.

     The table below summarizes changes in unrealized gains and losses recorded in earnings for the years ended December 31, 2018, 2017, and 2016 for Level 3 assets and liabilities that are still held at the end of each year:

	Changes in Unrealized Losses (Year Ended December 31, 2018)	Changes in Unrealized Losses (Year Ended December 31, 2017)	Changes in Unrealized Losses (Year Ended December 31, 2016)
Level 3 Instruments Only	Securities Available for Sale	Securities Available for Sale	Securities Available for Sale
(In thousands)
Changes in unrealized losses relating to assets
still held at reporting date:
Net impairment losses on available-for-sale investment
securities (credit component)	$(50)	$-	$(387)

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Additionally, fair value is used on a nonrecurring basis to evaluate certain assets in accordance with GAAP. Adjustments to fair value usually result from the application of lower-of-cost or market accounting (e.g., loans held for sale carried at the lower-of-cost or fair value and repossessed assets) or write-downs of individual assets (e.g., goodwill and loans).

As of December 31, 2018, impairment or valuation adjustments were recorded for assets recognized at fair value on a non-recurring basis as shown in the following table:

		Carrying value as of December 31, 2018			(Losses) recorded for the Year Ended December 31, 2018
		Level 1	Level 2	Level 3
	(In thousands)

	Loans receivable (1)	$-	$-	$365,726	$(29,799)
	OREO (2)	-	-	131,402	(11,499)
	Loans held for sale (3)	-	-	16,111	(10,102)

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

(3)

Nonaccrual commercial and construction loans transferred to held for sale in 2018 and still in inventory at year end. The value of these loans was primarily derived from broker price opinions that the Corporation considered.

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

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

Qualitative information regarding the fair value measurements for Level 3 financial instruments as of December 31, 2018 are as follows:

December 31, 2018
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

The following tables present the carrying value, estimated fair value and estimated fair value level of the hierarchy of financial instruments as of December 31, 2018 and 2017:

	Total Carrying Amount in Statement of Financial Condition December 31, 2018	Fair Value Estimate December 31, 2018	Level 1	Level 2	Level 3

(In thousands)

Assets:
Cash and due from banks and money
market investments (amortized cost)	$586,203	$586,203	$586,203	$-	$-
Investment securities available
for sale (fair value)	1,942,568	1,942,568	7,456	1,917,874	17,238
Investment securities held to maturity (amortized cost)	144,815	125,658	-	-	125,658
Equity securities (fair value)	44,530	44,530	418	44,112	-
Loans held for sale (lower of cost or market)	43,186	43,831	-	27,720	16,111
Loans, held for investment (amortized cost)	8,858,123
Less: allowance for loan and lease losses	(196,362)
Loans held for investment, net of allowance	$8,661,761	8,213,144	-	-	8,213,144
Derivatives, included in assets (fair value)	1,018	1,018	-	1,018	-

Liabilities:
Deposits (amortized cost)	8,994,714	9,005,679	-	9,005,679	-
Securities sold under agreements to
repurchase (amortized cost)	150,086	169,366	-	169,366	-
Advances from FHLB (amortized cost)	740,000	730,253	-	730,253	-
Other borrowings (amortized cost)	184,150	177,201	-	-	177,201
Derivatives, included in liabilities (fair value)	1,000	1,000	-	1,000	-

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	Total Carrying Amount in Statement of Financial Condition December 31, 2017	Fair Value Estimate December 31, 2017	Level 1	Level 2	Level 3

(In thousands)

Assets:
Cash and due from banks and money
market investments (amortized cost)	$716,395	$716,395	$716,395	$-	$-
Investment securities available
for sale (fair value)	1,891,016	1,891,016	7,819	1,863,342	19,855
Investment securities held to maturity (amortized cost)	150,627	131,032	-	-	131,032
Equity Securities (fair value)	43,119	43,119	-	43,119	-
Loans held for sale (lower of cost or market)	32,980	34,979	-	25,237	9,742
Loans held for investment (amortized cost)	8,850,476
Less: allowance for loan and lease losses	(231,843)
Loans held for investment, net of allowance	$8,618,633	8,372,865	-	-	8,372,865
Derivatives, included in assets (fair value)	312	312	-	312	-

Liabilities:
Deposits (amortized cost)	9,022,631	9,026,600	-	9,026,600	-
Securities sold under agreements to
repurchase (amortized cost)	300,000	325,913	-	325,913	-
Advances from FHLB (amortized cost)	715,000	707,272	-	707,272	-
Other borrowings (amortized cost)	208,635	189,424	-	-	189,424
Derivatives, included in liabilities (fair value)	324	324	-	324	-

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

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

NOTE 30 – REVENUE FROM CONTRACTS WITH CUSTOMERS

As noted in Note 1 – Nature of Business and Significant Accounting Policies, the Corporation adopted the provisions of ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASC Topic 606”), on January 1, 2018. Results for reporting periods beginning after December 31, 2017 are presented under Topic 606, while prior period amounts have not been adjusted and continue to be reported in accordance with ASC Topic 605, “Revenue Recognition.”

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

Disaggregation of Revenue

The following table summarizes the Corporation’s revenue, which includes net interest income on financial instruments and non-interest income, disaggregated by type of service and business segments for the year ended December 31, 2018:

(In thousands)	Mortgage Banking	Consumer (Retail) Banking	Commercial and Corporate	Treasury and Investments	United States Operations	Virgin Islands Operations	Total
Year ended December 31, 2018:
Net interest income (1)	$79,389	$217,933	$78,675	$61,628	$59,056	$28,702	$525,383
Service charges and fees on deposit accounts	-	13,332	4,965	-	559	2,812	21,668
Insurance commissions	-	7,889	-	-	87	455	8,431
Merchant-related income	-	3,561	748	-	-	934	5,243
Credit and debit card fees	-	17,538	1,225	-	618	2,061	21,442
Other service charges and fees	252	4,391	1,280	71	1,351	525	7,870
Not in scope of Topic 606 (1)	16,821	995	(3,060)	2,434	405	61	17,656
Total non-interest income	17,073	47,706	5,158	2,505	3,020	6,848	82,310
Total Revenue	$96,462	$265,639	$83,833	$64,133	$62,076	$35,550	$607,693

(1)

Most of the Corporation’s revenue is not within the scope of ASU No. 2014-09, Revenue from Contracts with Customers. The guidance explicitly excludes net interest income from financial assets and liabilities, as well as other noninterest income from loans, leases, investment securities and derivative financial instruments.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

For 2018, substantially all of the Corporation’s revenue under the scope of Topic 606 was related to performance obligations satisfied at a point in time.

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

Insurance Commissions

For insurance commissions, which include regular and contingent commissions paid to the Corporation’s insurance agency, the agreements contain a performance obligation related to the sale/issuance of the policy and ancillary administrative post-issuance support. The performance obligation will be satisfied as the policies are issued and revenue will be recognized at that point in time.  In addition, contingent commission income was found to be constrained, as defined under the new standard. Contingent commission income will be included in the transaction price only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur or payments are received, which is consistent with the Corporation’s practice before the adoption of this guidance. For 2018, the Corporation recognized revenue of $2.4 million as payments were received and constraints were released.

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

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Other Fees

Other fees primarily include revenues generated from wire transfers, lockboxes, and bank issuances of checks. Such fees are recognized concurrently with the event or on a monthly basis.

Contract Balances

A contract liability is an entity’s obligation to transfer goods or services to a customer in exchange for consideration from the customer. As mentioned above, during 2015, the Bank entered into a long-term strategic marketing alliance with another entity to which the Bank sold its merchant contracts portfolio and related POS terminals.  Merchant services are marketed through FirstBank’s branches and offices in Puerto Rico and the Virgin Islands.  Under the marketing and referral agreement, FirstBank shares with this entity revenues generated by the merchant contracts over the term of the 10-year agreement.  As of December 31, 2018 and 2017, this contract liability amounted to $2.1 million and $2.4 million, respectively, which will be recognized over the remaining term of the contract. For 2018, the Corporation recognized revenue and contract liabilities decreased by approximately $0.3 million due to the completion of performance over time. There were no changes in contract liabilities due to changes in transaction price estimates.

A contract asset is the right to consideration for transferred goods or services when the amount is conditioned on something other than the passage of time. As of December 31, 2018 and 2017, there were no receivables from contracts with customers or contract assets recorded on the Corporation’s consolidated financial statements.

Other

Except for the contract liabilities noted above, the Corporation did not have any significant performance obligations as of December 31, 2018. The Corporation also did not have any material contract acquisition costs and did not make any significant judgments or estimates in recognizing revenue for financial reporting purposes.

NOTE 31 – SUPPLEMENTAL STATEMENT OF CASH FLOWS INFORMATION

Supplemental cash flow information is as follows:

	Year Ended December 31,
	2018	2017	2016
(In thousands)

Cash paid for:
Interest on borrowings	$98,194	$93,634	$127,707
Income tax	7,175	4,037	3,198
Non-cash investing and financing activities:
Additions to OREO	48,767	47,711	47,808
Additions to auto and other repossessed assets	52,023	40,987	52,628
Capitalization of servicing assets	3,864	3,318	5,260
Loan securitizations	233,175	235,074	338,333
Loans held for investment transferred to held for sale	90,319	-	10,332
Loans held for sale transferred to held for investment	2,179	10,234	1,443
Property plant and equipment transferred to other assets	-	1,185	1,221

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

NOTE 32 – REGULATORY MATTERS, COMMITMENTS, AND CONTINGENCIES

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

On October 3, 2017, the New York FED terminated the Written Agreement entered into on June 3, 2010 by the Corporation and the New York FED. However, the Corporation has agreed with the New York FED to continue to obtain the approval of the New York FED before paying dividends, receiving dividends from the Bank, making payments on subordinated debt or trust-preferred securities, incurring or guaranteeing debt or purchasing or redeeming any corporate stock.

Although the Corporation and FirstBank became subject to the U.S. Basel III capital rules (“Basel III rules”) beginning on January 1, 2015, certain requirements of the Basel III rules are being phased-in over several years and, in general, were fully effective as of January 1, 2019. However, certain elements of the new rules have been deferred by the federal banking agencies. The Corporation and FirstBank compute risk-weighted assets using the Standardized Approach required by the Basel III rules.

The Basel III rules require the Corporation to maintain an additional capital conservation buffer of 2.5% to avoid limitations on both (i) capital distributions (e.g., repurchases of capital instruments, dividends and interest payments on capital instruments) and (ii) discretionary bonus payments to executive officers and heads of major business lines. The phase-in of the capital conservation buffer began on January 1, 2016 with a first year requirement of 0.625% of additional Common Equity Tier 1 Capital (“CET1”), which is being progressively increased over a four-year period, increasing by that same percentage amount on each subsequent January 1 until it reached the fully phased-in 2.5% CET1 requirement on January 1, 2019.

Under the fully phased-in Basel III rules, in order to be considered adequately capitalized and not subject to the above described limitations, the Corporation is required to maintain: (i) a minimum CET1 capital to risk-weighted assets ratio of at least 4.5%, plus the 2.5% “capital conservation buffer,” resulting in a required minimum CET1 ratio of at least 7%; (ii) a minimum ratio of total Tier 1 capital to risk-weighted assets of at least 6.0%, plus the 2.5% capital conservation buffer, resulting in a required minimum Tier 1 capital ratio of 8.5%; (iii) a minimum ratio of total Tier 1 plus Tier 2 capital to risk-weighted assets of at least 8.0%, plus the 2.5% capital conservation buffer, resulting in a required minimum total capital ratio of 10.5%; and (iv) a required minimum leverage ratio of 4%, calculated as the ratio of Tier 1 capital to average on-balance sheet (non-risk adjusted) assets.

In addition, as required under the Basel III rules, the Corporation’s trust-preferred securities (“TRuPs”) were fully phased out from Tier 1 capital as of January 1, 2016. However, the Corporation’s TRuPs may continue to be included in Tier 2 capital until the instruments are redeemed or mature.

On November 21, 2017, the Federal Reserve Board, the FDIC, and the Office of the Comptroller of the Currency finalized an extension of the phase-in of certain Basel III capital rules for banks not using the Basel advanced approaches capital rule. The extension, which was effective on January 1, 2018, pauses the full transition to the Basel III treatment of mortgage servicing assets, certain deferred tax assets, and investments in the capital of unconsolidated financial institutions and minority interests, pending the banking agencies’ broader efforts, announced in September 2017, to simplify the regulatory capital rules that apply to banking organizations that are not subject to the advanced approaches capital rules. Because the advanced approaches rules apply to banking organizations with more than $250 billion in total consolidated assets or at least $10 billion in total on-balance sheet foreign exposure, the extension relief applies broadly to community, midsize, and regional banks, including the Corporation and FirstBank.

Please refer to the discussion in “Part I – Item 7 – Business – Supervision and Regulation” included in the Corporation’s 2018 Form 10-K for a more complete discussion of supervision and regulatory matters and activities that affect the Corporation and its subsidiaries.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The regulatory capital positions of the Corporation and FirstBank as of December 31, 2018 and 2017 were as follows:

	Regulatory Requirements
	Actual		For Capital Adequacy Purposes		To be Well-Capitalized-General Thresholds

	Amount	Ratio	Amount	Ratio	Amount	Ratio
(Dollars in thousands)
As of December 31, 2018
Total Capital (to
Risk-Weighted Assets)
First BanCorp.	$2,118,940	24.00%	$706,418	8.0%	N/A	N/A
FirstBank	$2,075,894	23.51%	$706,426	8.0%	$883,032	10.0%
Common Equity Tier 1 Capital
(to Risk-Weighted Assets)
First BanCorp.	$1,792,880	20.30%	397,360	4.5%	N/A	N/A
FirstBank	$1,656,563	18.76%	397,365	4.5%	573,971	6.5%
Tier I Capital (to
Risk-Weighted Assets)
First BanCorp.	$1,828,984	20.71%	$529,814	6.0%	N/A	N/A
FirstBank	$1,964,563	22.25%	$529,819	6.0%	$706,426	8.0%
Leverage ratio
First BanCorp.	$1,828,984	15.37%	$475,924	4.0%	N/A	N/A
FirstBank	$1,964,563	16.53%	$475,490	4.0%	$594,362	5.0%

At December 31, 2017
Total Capital (to
Risk-Weighted Assets)
First BanCorp.	$1,989,873	22.53%	$706,432	8.0%	N/A	N/A
FirstBank	$1,947,627	22.06%	$706,218	8.0%	$882,772	10.0%
Common Equity Tier 1 Capital
(to Risk-Weighted Assets)
First BanCorp.	$1,674,164	18.96%	$397,368	4.5%	N/A	N/A
FirstBank	$1,562,431	17.70%	$397,248	4.5%	$573,802	6.5%
Tier I Capital (to
Risk-Weighted Assets)
First BanCorp.	$1,675,282	18.97%	$529,824	6.0%	N/A	N/A
FirstBank	$1,835,445	20.79%	$529,663	6.0%	$706,218	8.0%
Leverage ratio
First BanCorp.	$1,675,282	14.03%	$477,643	4.0%	N/A	N/A
FirstBank	$1,835,445	15.39%	$477,056	4.0%	$596,320	5.0%

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following table summarizes commitments to extend credit and standby letters of credit as of the indicated dates:

	December 31,
	2018	2017
(In thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit:
Construction undisbursed funds	$160,905	$77,649
Unused personal lines of credit	722,510	710,607
Commercial lines of credit	455,344	471,732
Commercial letters of credit	69,664	46,728

Standby letters of credit	2,865	2,691

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

In general, commercial and standby letters of credit are issued to facilitate foreign and domestic trade transactions. Normally, commercial and standby letters of credit are short-term commitments used to finance commercial contracts for the shipment of goods. The collateral for these letters of credit includes cash or available commercial lines of credit. The fair value of commercial and standby letters of credit is based on the fees currently charged for such agreements, which, as of December 31, 2018 and 2017, was not significant.

The Corporation obtained from GNMA commitment authority to issue GNMA mortgage-backed securities. Under this program, for 2018, the Corporation sold approximately $233.2 million (2017 - $235.1 million) of FHA/VA mortgage loan production into GNMA mortgage-backed securities.

As of December 31, 2018, First BanCorp. and its subsidiaries were defendants in various legal proceedings arising in the ordinary course of business. On at least a quarterly basis, the Corporation assesses its liabilities and contingencies in connection with threatened and outstanding legal cases, matters and proceedings, utilizing the latest information available. For cases, matters and proceedings where it is both probable the Corporation will incur a loss and the amount can be reasonably estimated, the Corporation establishes an accrual for the loss. Once established, the accrual is adjusted as appropriate to reflect any relevant developments. For cases, matters or proceedings where a loss is not probable or the amount of the loss cannot be estimated, no accrual is established.

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

If management believes that, based on available information, it is at least reasonably possible that a material loss (or additional material loss in excess of any accrual) will be incurred in connection with any legal actions, the Corporation discloses an estimate of the possible loss or range of loss, either individually or in the aggregate, as appropriate, if such an estimate can be made, or discloses

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

that an estimate cannot be made. Based on the Corporation’s assessment as of December 31, 2018, no such disclosures were necessary. However in the event of unexpected future developments, it is possible that the ultimate resolution of these cases, matters and proceedings, if unfavorable, may be material to the Corporation’s consolidated financial position on a particular period.

Set forth below is a description of the Corporation’s significant legal proceedings:

Ramírez Torres, et al. v. Banco Popular de Puerto Rico, et al.  FirstBank Puerto Rico has been named Defendant in this Class Action Complaint, filed of February 17, 2017 at the Court of First Instance in San Juan, Puerto Rico. The Complaint seeks damages and preliminary injunctive relief on behalf of the purported class against Banco Popular de Puerto Rico and other financial institutions with insurance agency subsidiaries in Puerto Rico. Plaintiffs allege that Defendants have been unjustly enriched by failing to reimburse them  for "good experience" commissions allegedly paid by Antilles Insurance Company and Puerto Rico Home Insurance Company. On March 30, 2017, FirstBank Puerto Rico filed a Motion to Dismiss and a Motion for Declaratory Judgment and Third Party Complaint against Antilles Insurance Company and the Insurance Commissioner's Office. All other Defendants filed Motions to Dismiss.  Antilles Insurance Company filed a Motion against the Third Party Complaint filed by FirstBank Puerto Rico, which FirstBank Puerto Rico opposed. The Insurance Commissioner's Office filed a Motion for Summary Judgment. On July 28, 2017, the Court issued a Judgment granting the Motions to Dismiss filed by Defendants, dismissing the Complaint with prejudice, except the Third Party Complaint filed by FirstBank Puerto Rico which was dismissed without prejudice. On August 30, 2017, Plaintiffs filed an Appeal before the Puerto Rico Court of Appeals and FirstBank Puerto Rico filed its Opposition to Plaintiffs Appeal. On March 20, 2018, the Court of Appeals entered a Judgment revoking the lower court judgment. Oriental Bank filed for Reconsideration, which was denied. All other Defendants filed writs of Certiorari before the Puerto Rico Supreme Court on May 29, 2018. On June 26, 2018, the Puerto Rico Supreme Court issued Resolutions denying all writs of Certiorari filed by Defendants. Oriental Bank and Banco Popular were the only two banks that filed for reconsideration. Motions for Reconsideration were denied on October 10, 2018. Oriental Bank filed a Second Motion for Reconsideration on October 12, 2018. All Motions for Reconsideration have been denied. Case remanded to the Court of First Instance for the continuation of proceedings. No further motions have been filed by any of the Parties.

NOTE 33 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

The Corporation designates a derivative as a fair value hedge, cash flow hedge or economic undesignated hedge when it enters into the derivative contract. As of December 31, 2018 and 2017, all derivatives held by the Corporation were considered economic undesignated hedges. These undesignated hedges are recorded at fair value with the resulting gain or loss recognized in current earnings.

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

Forward Contracts - Forward contracts are primarily sales of to-be-announced (“TBA”) MBS that will settle over the standard delivery date and do not qualify as “regular way” security trades. Regular-way security trades are contracts that have no net settlement provision and no market mechanism to facilitate net settlement and that provide for delivery of a security within the time frame generally established by regulations or conventions in the market place or exchange in which the transaction is being executed. The forward sales are considered derivative instruments that need to be marked to market. These securities are used to economically hedge the FHA/VA residential mortgage loan securitizations of the mortgage-banking operations. Also reported as forward contracts are mandatory mortgage loan sales commitments entered into with GSEs that require or permit net settlement via a pair-off transaction or the payment of a pair-off fee. Unrealized gains (losses) are recognized as part of mortgage banking activities in the consolidated statement of income.

Interest Rate Lock Commitments - Interest rate lock commitments are agreements under which the Corporation agrees to extend credit to a borrower under certain specified terms and conditions in which the interest rate and the maximum amount of the loan are set prior to funding.  Under the agreement, the Corporation commits to lend funds to a potential borrower generally on a fixed rate basis, regardless of whether interest rates change in the market.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

The following table summarizes the notional amounts of all derivative instruments:

	Notional Amounts (1)
	As of December 31,
	2018	2017
(In thousands)

Undesignated economic hedges:

Interest rate contracts:
Written interest rate cap agreements	$68,510	$91,010
Purchased interest rate cap agreements	68,510	91,010
Interest rate lock commitments	11,722	-
Forward Contracts:
Sale of TBA GNMA MBS pools	33,000	26,000
Forward loan sales commitments	6,339	-
	$188,081	$208,020

(1) Notional amounts are presented on a gross basis with no netting of offsetting exposure positions.

The following table summarizes for derivative instruments their fair values and location in the consolidated statements of financial condition:

	Asset Derivatives			Liability Derivatives
	Statement of	December 31,	December 31,		December 31,	December 31,
	Financial Condition	2018	2017	Statement of	2018	2017
	Location	Fair Value	Fair Value	Financial Condition Location	Fair Value	Fair Value
(In thousands)

Undesignated economic hedges:
Interest rate contracts:
Written interest rate cap agreements	Other assets	$-	$-	Accounts payable and other liabilities	$617	$305
Purchased interest rate cap agreements	Other assets	623	305	Accounts payable and other liabilities	-	-
Interest rate lock commitments	Other assets	383	-		-	-
Forward Contracts:
Sales of TBA GNMA MBS pools	Other assets	-	7	Accounts payable and other liabilities	383	19
Forward loan sales commitments	Other assets	12	-		-	-
		$1,018	$312		$1,000	$324

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following table summarizes the effect of derivative instruments on the consolidated statements of income:

		Gain (or Loss)
	Location of Unrealized Gain (loss)	Year ended
	Recognized in	December 31,
	Statement of Income on Derivatives	2018	2017	2016
		(In thousands)

Undesignated economic hedges:
Interest rate contracts:
Written and purchased interest rate cap agreements	Interest income - Loans	$22	$(2)	$-
Interest rate lock commitments	Mortgage Banking Activities	383	-	-
Forward contracts:
Sales of TBA GNMA MBS pools	Mortgage Banking Activities	(371)	189	(78)
Forward loan sales commitments	Mortgage Banking Activities	12	-	-
Total gain (loss) on derivatives		$46	$187	$(78)

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

As of December 31, 2018, the Corporation has not entered into any derivative instrument containing credit-risk-related contingent features.

    Credit and Market Risk of Derivatives

The Corporation uses derivative instruments to manage interest rate risk. By using derivative instruments, the Corporation is exposed to credit and market risk.  If the counterparty fails to perform, credit risk is equal to the extent of the Corporation’s fair value gain on the derivative.  When the fair value of a derivative instrument contract is positive, this generally indicates that the counterparty owes the Corporation which, therefore, creates a credit risk for the Corporation. When the fair value of a derivative instrument contract is negative, the Corporation owes the counterparty and, therefore, it has no credit risk.  The Corporation minimizes its credit risk in derivative instruments by entering into transactions with reputable broker dealers (financial institutions) that are reviewed periodically by the Management Investment and Asset Liability Committee of the Corporation (the “MIALCO”) and by the Board of Directors. The Corporation also has a policy of requiring that all derivative instrument contracts be governed by an International Swaps and Derivatives Association Master Agreement, which includes a provision for netting. The Corporation has a policy of diversifying derivatives counterparties to reduce the consequences of counterparty default.

The Corporation has credit risk of $1.0 million as of December 31, 2018 (2017 — $0.3 million) related to derivative instruments with positive fair values. The credit risk does not consider the value of any collateral and the effects of legally enforceable master netting agreements. There were no credit losses associated with derivative instruments recognized in 2018, 2017, or 2016.

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

 NOTE 34 – OFFSETTING OF ASSETS AND LIABILITIES

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

Offsetting of Financial Assets and Derivative Assets

As of December 31, 2018

			Net Amounts of Assets Presented in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position		Gross Amounts Not Offset in the Statement of Financial Position
				Financial Instruments	Cash Collateral
						Net Amount
(In thousands)
Description
Derivatives	$623	$-	$623	$-	$(623)	$-
Securities purchased under agreement
to resell	200,000	(200,000)	-	-	-	-
Total	$200,623	$(200,000)	$623	$-	$(623)	$-

As of December 31, 2017
			Net Amounts of Assets Presented in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position		Gross Amounts Not Offset in the Statement of Financial Position
				Financial Instruments	Cash Collateral
						Net Amount
(In thousands)
Description
Derivatives	$305	$-	$305	$(305)	$-	$-
Securities purchased under agreement
to resell	200,000	(200,000)	-	-	-	-
Total	$200,305	$(200,000)	$305	$(305)	$-	$-

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Offsetting of Financial Liabilities and Derivative Liabilities

As of December 31, 2018

			Net Amounts of Liabilities Presented in the Statement of Financial Position
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position		Gross Amounts Not Offset in the Statement of Financial Position
				Financial Instruments	Cash Collateral
						Net Amount
(In thousands)
Description
Securities sold under agreements to repurchase	$350,086	$(200,000)	$150,086	$(150,086)	$-	$-

As of December 31, 2017

			Net Amounts of Liabilities Presented in the Statement of Financial Position
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position		Gross Amounts Not Offset in the Statement of Financial Position
				Financial Instruments	Cash Collateral
						Net Amount
(In thousands)
Description
Securities sold under agreements to repurchase	$500,000	$(200,000)	$300,000	$(300,000)	$-	$-

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

NOTE 35 – SEGMENT INFORMATION

Based upon the Corporation’s organizational structure and the information provided to the Chief Executive Officer of the Corporation and, to a lesser extent, the Board of Directors, the operating segments are based primarily on the Corporation’s lines of business for its operations in Puerto Rico, the Corporation’s principal market, and by geographic areas for its operations outside of Puerto Rico. As of December 31, 2018, the Corporation had six reportable segments: Commercial and Corporate Banking; Mortgage Banking; Consumer (Retail) Banking; Treasury and Investments; United States Operations; and Virgin Islands Operations.  Management determined the reportable segments based on the internal reporting used to evaluate performance and to assess where to allocate resources. Other factors, such as the Corporation’s organizational chart, nature of the products, distribution channels, and the economic characteristics of the products, were also considered in the determination of the reportable segments.

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

The accounting policies of the segments are the same as those referred to in Note 1 – “Nature of Business and Summary of Significant Accounting Policies,” to the consolidated financial statements.

The Corporation evaluates the performance of the segments based on net interest income, the provision for loan and lease losses, non-interest income and direct non-interest expenses. The segments are also evaluated based on the average volume of their interest-earning assets less the allowance for loan and lease losses.

The following table presents information about the reportable segments for the years ended December 31, 2018, 2017, and 2016:

	Mortgage Banking	Consumer (Retail) Banking	Commercial and Corporate Banking	Treasury and Investments	United States Operations	Virgin Islands Operations	Total
(In thousands)
For the year ended December 31, 2018:
Interest income	$127,042	$181,166	$138,706	$61,913	$83,971	$32,169	$624,967
Net (charge) credit for transfer of funds	(47,653)	65,092	(60,031)	44,540	(1,948)	-	-
Interest expense	-	(28,325)	-	(44,825)	(22,967)	(3,467)	(99,584)
Net interest income	79,389	217,933	78,675	61,628	59,056	28,702	525,383
Provision for loan and lease losses	(13,083)	(23,516)	(4,804)	-	(11,882)	(5,968)	(59,253)
Non-interest income	17,073	47,706	5,158	2,505	3,020	6,848	82,310
Direct non-interest expenses	(38,213)	(112,176)	(32,371)	(2,966)	(33,566)	(30,963)	(250,255)
Segment income	$45,166	$129,947	$46,658	$61,167	$16,628	$(1,381)	$298,185

Average earnings assets	$2,258,974	$1,636,002	$2,530,635	$2,552,130	$1,750,155	$537,574	$11,265,470

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	Mortgage Banking	Consumer (Retail) Banking	Commercial and Corporate Banking	Treasury and Investments	United States Operations	Virgin Islands Operations	Total
(In thousands)
For the year ended December 31, 2017:
Interest income	$131,718	$173,690	$128,871	$48,071	$69,760	$36,313	$588,423
Net (charge) credit for transfer of funds	(45,759)	27,475	(36,904)	56,865	(1,677)	-	-
Interest expense	-	(25,240)	-	(49,577)	(18,902)	(3,153)	(96,872)
Net interest income	85,959	175,925	91,967	55,359	49,181	33,160	491,551
Provision for loan and lease losses	(47,713)	(53,778)	(33,296)	-	(3,644)	(5,823)	(144,254)
Non-interest income (loss)	12,825	43,924	7,176	(10,206)	2,664	6,004	62,387
Direct non-interest expenses	(36,403)	(108,165)	(35,142)	(3,376)	(32,197)	(26,994)	(242,277)
Segment income	$14,668	$57,906	$30,705	$41,777	$16,004	$6,347	$167,407

Average earnings assets	$2,451,655	$1,749,148	$2,489,948	$2,215,551	$1,525,191	$603,835	$11,035,328

	Mortgage Banking	Consumer (Retail) Banking	Commercial and Corporate Banking	Treasury and Investments	United States Operations	Virgin Islands Operations	Total
(In thousands)
For the year ended December 31, 2016:
Interest income	$138,955	$179,485	$123,084	$50,372	$56,037	$37,359	$585,292
Net (charge) credit for transfer of funds	(49,435)	13,996	(26,364)	60,787	1,016	-	-
Interest expense	-	(24,787)	-	(57,924)	(15,240)	(3,223)	(101,174)
Net interest income	89,520	168,694	96,720	53,235	41,813	34,136	484,118
(Provision) release for loan and lease losses	(24,873)	(34,246)	(28,578)	-	1,369	(405)	(86,733)
Non-interest income	19,531	44,535	7,811	5,423	3,554	7,100	87,954
Direct non-interest expenses	(38,170)	(112,787)	(40,676)	(4,047)	(30,678)	(27,596)	(253,954)
Segment income (loss)	$46,008	$66,196	$35,277	$54,611	$16,058	$13,235	$231,385

Average earnings assets	$2,562,245	$1,951,214	$2,497,037	$2,616,877	$1,226,633	$612,570	$11,466,576

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	The following table presents a reconciliation of the reportable segment financial information to the consolidated totals:

		Year Ended December 31,
		2018	2017	2016
	(In thousands)

	Net income:
	Total income for segments and other	$298,185	$167,407	$231,385
	Other operating expenses (1)	(107,547)	(105,424)	(101,126)
	Income before income taxes	190,638	61,983	130,259
	Income tax (benefit) expense	(10,970)	(4,973)	37,030
	Total consolidated net income	$201,608	$66,956	$93,229
	Average assets:
	Total average earning assets for segments	$11,265,470	$11,035,328	$11,466,576
	Average non-earning assets	940,731	937,950	923,566
	Total consolidated average assets	$12,206,201	$11,973,278	$12,390,142

(1)

Expenses pertaining to corporate administrative functions that support the operating segments but are not specifically attributable to or managed by any segment are not included in the reported financial results of the operating segments. The unallocated corporate expenses include certain general and administrative expenses and related depreciation and amortization expenses.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	The following table presents revenues (interest income plus non-interest income) and selected balance sheet data by geography based on the location in which the transaction is originated:

		2018	2017	2016
	(In thousands)

	Revenues:
	Puerto Rico	$581,269	$536,069	$568,180
	United States	86,991	72,424	60,607
	Virgin Islands	39,017	42,317	44,459
	Total consolidated revenues	$707,277	$650,810	$673,246

	Selected Balance Sheet Information:
	Total assets:
	Puerto Rico	$9,797,267	$9,871,272	$9,765,530
	United States	1,940,633	1,780,654	1,499,548
	Virgin Islands	505,661	609,342	657,377
	Loans:
	Puerto Rico	$6,586,033	$6,633,432	$6,926,719
	United States	1,834,088	1,665,448	1,382,440
	Virgin Islands	481,188	584,576	627,720
	Deposits:
	Puerto Rico (1)	$6,208,531	$6,268,056	$6,291,353
	United States (2)	1,519,362	1,637,941	1,564,839
	Virgin Islands	1,266,821	1,116,634	975,013

(1)	For 2018, 2017, and 2016, includes $441.1 million, $1.0 billion, and $1.4 billion, respectively, of brokered CDs allocated to Puerto Rico operations.
(2)	For 2018, 2017, and 2016 includes $114.5 million, $158.0 million, and $60.1 million, respectively, of brokered CDs allocated to the United States operations.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

NOTE 36- FIRST BANCORP. (HOLDING COMPANY ONLY) FINANCIAL INFORMATION

The following condensed financial information presents the financial position of the Holding Company only as of December 31, 2018 and 2017, and the results of its operations and cash flows for the years ended December 31, 2018, 2017, and 2016:

Statements of Financial Condition

	As of December 31,
	2018	2017
(In thousands)

Assets
Cash and due from banks	$10,984	$20,864
Money market investments	6,111	6,111
Other investment securities	285	285
Loans held for investment, net	-	191
Investment in First Bank Puerto Rico, at equity	2,179,655	2,028,641
Investment in First Bank Insurance Agency, at equity	17,780	12,400
Investment in FBP Statutory Trust I	1,963	2,698
Investment in FBP Statutory Trust II	3,561	3,561
Other assets	12,219	3,799
Total assets	$2,232,558	$2,078,550

Liabilities and Stockholders' Equity
Liabilities:
Other borrowings	$184,150	$208,635
Accounts payable and other liabilities	3,704	818
Total liabilities	187,854	209,453

Stockholders' equity	2,044,704	1,869,097
Total liabilities and stockholders' equity	$2,232,558	$2,078,550

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Statements of Income

	Year Ended December 31,
	2018	2017	2016
(In thousands)

Income
Interest income on money market investments	$20	$20	$20
Interest income on loans	105	-	-
Dividend income from banking subsidiaries	37,784	7,200	34,876
Dividend income from non-banking subsidiaries	-	3,000	7,000
Other income	275	262	241
	38,184	10,482	42,137

Expense
Other borrowings	8,983	8,284	7,705
Other operating expenses	2,489	3,175	3,481
	11,472	11,459	11,186

Gain on early extinguishment of debt	2,316	1,391	4,217

Income before income taxes and equity
in undistributed earnings of subsidiaries	29,028	414	35,168
Income tax expense	-	45	-
Equity in undistributed earnings of subsidiaries	172,580	66,587	58,061
Net income	$201,608	$66,956	$93,229

Other comprehensive (loss) income, net of tax	(19,806)	13,775	(6,641)

Comprehensive income	$181,802	$80,731	$86,588

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Statements of Cash Flows

Year Ended December 31,
2018		2017	2016
(In thousands)

Cash flows from operating activities:
Net income	$201,608	$66,956	$93,229

Adjustments to reconcile net income to net cash
provided by operating activities:
Stock-based compensation	2,202	3,769	3,563
Equity in undistributed earnings of subsidiaries	(172,580)	(66,587)	(58,061)
Gain on early extinguishment of debt	(2,316)	(1,391)	(4,217)
Accretion of discount on loans	(4)	(14)	(11)
Net (increase) decrease in other assets	(8,417)	(8)	802
Net increase (decrease) in other liabilities	2,890	(201)	(26,685)
Net cash provided by operating activities	23,383	2,524	8,620

Cash flows from investing activities:
Principal collected on loans	191	50	50
Net cash provided by investing activities	191	50	50

Cash flows from financing activities:
Repurchase of common stock	(2,827)	(2,497)	(1,132)
Repayment of junior subordinated debentures	(21,434)	(5,930)	(7,025)
Dividends paid on common stock	(6,517)	-	-
Dividends paid on preferred stock	(2,676)	(2,676)	(223)
Net cash used in financing activities	(33,454)	(11,103)	(8,380)

Net (decrease) increase in cash and cash equivalents	(9,880)	(8,529)	290

Cash and cash equivalents at beginning of the year	26,975	35,504	35,214
Cash and cash equivalents at end of year	$17,095	$26,975	$35,504

Cash and cash equivalents include:
Cash and due from banks	$10,984	$20,864	$29,393
Money market instruments	6,111	6,111	6,111
	$17,095	$26,975	$35,504

NOTE 37 – SUBSEQUENT EVENTS

     The Corporation has performed an evaluation of all events occurring  subsequent to December 31, 2018; management has determined that there were no events occurring in this period that require disclosure in or adjustment to the accompanying financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

In a Current Report on Form 8-K filed on April 27, 2018 (the “Form 8-K”), the Corporation announced that, on April 24, 2018, the Chairman of the Audit Committee of the Board of Directors (the “Audit Committee”) of the Corporation was informed by KPMG LLP (“KPMG”) that the client-auditor relationship between the Corporation and KPMG would cease upon the completion of KPMG’s interim review of the Corporation’s consolidated financial statements as of and for the quarter ended March 31, 2018.

The audit reports of KPMG on the Corporation’s consolidated financial statements as of and for the years ended December 31, 2016 and 2017 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. The audit reports of KPMG on the effectiveness of internal control over financial reporting as of December 31, 2016 and 2017 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles, except that KPMG’s report indicates that the Corporation did not maintain effective internal control over financial reporting as of December 31, 2017.

During the two fiscal years ended December 31, 2016 and 2017, and the subsequent interim period through March 31, 2018, there were no (i) disagreements between the Corporation and KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure within the meaning of Item 304(a)(1)(iv) of Regulation S-K and the related instructions, which disagreements, if not resolved to the satisfaction of KPMG, would have caused KPMG to make reference thereto in their reports on the consolidated financial statements for such years, or (ii) reportable events, as defined in Item 304(a)(1)(v), except for the material weakness that the Corporation disclosed in its Annual Report on Form 10-K for 2017. The material weakness relates to management’s review and approval of the appropriateness of certain assumptions used to estimate the allowance for loan losses for commercial loans. Specifically, management’s estimate did not incorporate the actual historical loss rate for loans classified substandard in the commercial loan portfolios, that instead was determined based on a blended loss rate using aggregate historical charge-offs and portfolio balance data for loans rated as special mention, substandard, and doubtful.

The Corporation also announced in the Form 8-K that, on January 30, 2018, the Audit Committee of the Corporation approved the commencement of a comprehensive, competitive selection process to determine the Corporation’s independent registered public accounting firm for the fiscal year ending December 31, 2018, a process which was launched on March 23, 2018 and in which KPMG was invited to participate.

In another Current Report on Form 8-K filed on May 18, 2018, the Corporation announced that the Audit Committee, following a competitive process undertaken by the Audit Committee, engaged Crowe Horwath LLP ("Crowe") to serve as the Corporation’s independent registered public accounting firm for the fiscal year ending December 31, 2018. During the two fiscal years ended December 31, 2017 and 2016, and the subsequent interim period through May 18, 2018, the Corporation has not consulted with Crowe, regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Corporation’s consolidated financial statements, and neither a written report was provided to the Corporation nor oral advice was provided that Crowe concluded was an important factor considered by the Corporation in reaching a decision as to an accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a "disagreement," as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a "reportable event," as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

First BanCorp.’s management, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of First BanCorp.’s disclosure controls and procedures as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our CEO and CFO concluded that, as of December 31, 2018, the Corporation’s disclosure controls and procedures were effective and provide reasonable assurance that the information required to be disclosed by the Corporation in reports that the Corporation files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and reported to the Corporation’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management’s report on Internal Control over Financial Reporting is included in Item 8 and incorporated herein by reference. Management has conducted an assessment of the Corporation’s internal control over financial reporting at December 31, 2018 based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon that assessment, management concluded that the Corporation’s internal control over financial reporting was effective as of December 31, 2018.

The effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2018 has been audited by Crowe LLP, an independent registered public accounting firm, as stated in their report included in Item 8 of this Form 10-K.

Changes in Internal Control over Financial Reporting

   There have been no changes to the Corporation’s internal control over financial reporting during our most recent quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information in response to this Item is incorporated herein by reference from the sections entitled “Information with Respect to Nominees Standing for Election as Directors and with respect to Executive Officers of the Corporation,” “Corporate Governance and Related Matters”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Audit Committee Report” contained in First BanCorp.’s definitive Proxy Statement for use in connection with its 2019 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed with the SEC within 120 days of the close of First BanCorp.’s 2018 fiscal year.

Item 11. Executive Compensation.

  Information in response to this Item is incorporated herein by reference from the sections entitled “Compensation Committee Interlocks and Insider Participation,” “Compensation of Directors,” “Compensation Discussion and Analysis,” “Executive Compensation Disclosure” and “Compensation Committee Report” in First BanCorp.’s Proxy Statement to be filed with the SEC within 120 days of the close of First BanCorp.’s 2018 fiscal year.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

   Information in response to this Item is incorporated herein by reference from the section entitled “Security Ownership of Certain Beneficial Owners and Management” in First BanCorp.’s Proxy Statement to be filed with the SEC within 120 days of the close of First BanCorp.’s 2018 fiscal year and by reference to the section entitled “Securities authorized for issuance under equity compensation plans” in Part II, Item 5 of this Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

   Information in response to this Item is incorporated herein by reference from the sections entitled “Certain Relationships and Related Person Transactions” and “Corporate Governance and Related Matters” in First BanCorp.’s Proxy Statement to be filed with the SEC within 120 days of the close of First BanCorp.’s 2018 fiscal year.

Item 14. Principal Accounting Fees and Services.

Audit Fees

Information in response to this Item is incorporated herein by reference from the section entitled “Audit Fees” and “Audit Committee Report” in First BanCorp.’s Proxy Statement to be filed with the SEC within 120 days of the close of First BanCorp.’s 2018 fiscal year.

PART IV

Item 15. Exhibits, Financial Statement Schedules

  (a) List of documents filed as part of this report.

(1) Financial Statements.

The following consolidated financial statements of First BanCorp., together with the report thereon of First BanCorp.’s independent registered public accounting firm, Crowe LLP, dated March 1, 2019, are included in Item 8 of this report:

– Report of Crowe LLP, Independent Registered Public Accounting Firm.

– Report of KPMG LLP, Independent Registered Public Accounting Firm.

–  Attestation Report of Crowe LLP, Independent Registered Public Accounting Firm on Internal Control over Financial Reporting.

–Consolidated Statements of Financial Condition as of December 31, 2018 and 2017.

–Consolidated Statements of Income for Each of the Three Years in the Period Ended December 31, 2018.

– Consolidated Statements of Comprehensive Income for each of the Three Years in the Period Ended December 31, 2018.

– Consolidated Statements of Cash Flows for Each of the Three Years in the Period Ended December 31, 2018.

– Consolidated Statements of Changes in Stockholders’ Equity for Each of the Three Years in the Period Ended December 31, 2018.

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

10.1	First BanCorp Omnibus Incentive Plan, as amended, incorporated by reference from Exhibit 99.1 to the Form S-8 filed by First BanCorp on June 21,2016.
10.2	Employment Agreement—Aurelio Alemán, incorporated by reference from the Form 10-K for the year ended December 31, 1998 filed by First BanCorp on March 26, 1999.
10.3	Amendment No. 1 to Employment Agreement—Aurelio Alemán, incorporated by reference from Exhibit 10.2 of the Form 10-Q for the quarter ended March 31, 2009 filed by First BanCorp on May 11, 2009.
10.4	Amendment No. 2 to Employment Agreement—Aurelio Alemán, incorporated by reference from Exhibit 10.6 of the Form 10-K for the year ended December 31, 2009 filed by First BanCorp on March 2, 2010.
10.5	Amended and Restated Employment Agreement—Lawrence Odell, incorporated by reference from Exhibit 10.1 of the Form 10-Q for the quarter ended June 30, 2012 filed by First BanCorp on August 9, 2012.
10.6	Employment Agreement—Orlando Berges, incorporated by reference from Exhibit 10.1 of the Form 10-Q for the quarter ended June 30, 2009 filed by First BanCorp on August 11, 2009.
10.7

Letter Agreement, dated as of January 16, 2009, and Securities Purchase Agreement, dated as of January 16, 2009, by and between First BanCorp and the United States Department of the Treasury, incorporated by reference from Exhibit 10.1 of the Form 8-K filed on January 20, 2009.

10.8	Exchange Agreement by and between First BanCorp and the United States Treasury dated as of July 7, 2010, incorporated by reference from Exhibit 10.1 of the Form 8-K filed on July 7, 2010.
10.9	Form of Restricted Stock Award Agreement incorporated by reference from Exhibit 10.23 to the Form S-1/A filed by First BanCorp on July 16, 2010.
10.10	Letter Agreement between First BanCorp. and Roberto R. Herencia, incorporated by reference from Exhibit 10.1 of the Form 8-K/A filed by First BanCorp on November 2, 2011.

10.11

Revised Non-management Chairman of the Board Compensation Structure, incorporated by reference from Exhibit 10.1 of the Form 10-Q for the quarter ended September 30, 2017 filed by First BanCorp. on November 9, 2017.

10.12

Stock Purchase Agreement between First BanCorp and Roberto Herencia dated February 17, 2012, incorporated by reference from Exhibit 10.36 of the Form 10-K for the fiscal year ended December 31, 2011 filed by First BanCorp. on March 13, 2012.

10.13	Non – Employee Director Compensation Structure, incorporated by reference from Exhibit 10.1 of the Form 10-Q for the quarter ended September 30, 2017 filed by First BanCorp on November 9, 2017.
10.14	Offer Letter between First BanCorp and Robert T. Gormley incorporated by reference from Exhibit 10.1 of the Form 8-K filed on November 2, 2012.
10.15	Offer Letter between First BanCorp and David I. Matson incorporated by reference from Exhibit 10.1 of the Form 8-K filed on October 1, 2013.
10.16	Offer Letter between First BanCorp and Juan Acosta Reboyras incorporated by reference from Exhibit 10.1 of the Form 8-K filed on September 3, 2014.
10.17	Offer Letter between First BanCorp and Luz A. Crespo incorporated by reference from Exhibit 10.1 of the Form 8-K filed on February 9, 2015.
10.18	Offer Letter between First BanCorp and John A. Heffern incorporated by reference from Exhibit 10.1 of the Form 8-K filed on November 1, 2017.
10.19	Form of First BanCorp Long-Term Incentive Award Agreement incorporated by reference from Exhibit 10.1 of the Form 10-Q for the quarter ended March 31, 2018.
10.20	Form of Executive Employment Agreement executed by each executive officer incorporated by reference from Exhibit 10.1 of the Form 10-Q for the quarter ended June 30, 2018.
10.21	Offer Letter between First BanCorp and Daniel E. Frye incorporated by reference from Exhibit 10.1 of the Form 8-K filed on August 31, 2018.
14.1	Code of Ethics for CEO and Senior Financial Officers, incorporated by reference from Exhibit 14.1 of the Form 10-K for the fiscal year ended December 31, 2008 filed by First BanCorp on March 2, 2009.
21.1	List of First BanCorp’s subsidiaries
23.1	Consent of Crowe LLP
23.2	Consent of KPMG LLP
31.1	Section 302 Certification of the CEO
31.2	Section 302 Certification of the CFO
32.1	Section 906 Certification of the CEO
32.2	Section 906 Certification of the CFO

Exhibit 101.INS	XBRL Instance Document, filed herewith.
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document, filed herewith.
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document, filed herewith.
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document, filed herewith.
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document, filed herewith.
Exhibit 101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document, filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the Corporation has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

FIRST BANCORP.

By:	/s/ Aurelio Alemán	Date: 3/1/19
Aurelio Alemán
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Aurelio Alemán	Date: 3/1/19
Aurelio Alemán
President, Chief Executive Officer and Director

/s/ Orlando Berges	Date: 3/1/19
Orlando Berges, CPA
Executive Vice President and Chief Financial Officer

/s/ Roberto R. Herencia	Date: 3/1/19
Roberto R. Herencia,
Director and Chairman of the Board

/s/ José A. Menéndez-Cortada	Date: 3/1/19
José A. Menéndez-Cortada, Director

/s/ Robert T. Gormley	Date: 3/1/19
Robert T. Gormley,
Director

/s/ David I. Matson	Date: 3/1/19
David I. Matson,
Director

/s/ Luz A. Crespo	Date: 3/1/19
Luz A. Crespo,
Director

/s/ Juan Acosta-Reboyras	Date: 3/1/19
Juan Acosta-Reboyras,
Director

/s/ John A. Heffern	Date: 3/1/19
John A. Heffern,
Director

/s/ Daniel E. Frye	Date: 3/1/19
Daniel E. Frye,
Director

/s/ Tracey Dedrick	Date: 3/1/19
Tracey Dedrick,
Director

/s/ Pedro Romero	Date: 3/1/19
Pedro Romero, CPA
Senior Vice President and Chief Accounting Officer