Form 10-Q
period 2019-03-31
FIRST BANCORP /PR/
filed 2019-05-10
CIK 1057706

UNITED STATES

  SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

______________

FORM 10-Q

(Mark One)

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Large accelerated filer☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☐   No   ☑

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock ($0.10 par value)	FBP	New York Stock Exchange

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock: 217,330,841 shares outstanding as of April 30, 2019.

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

Factors that could cause results to differ from those expressed in the Corporation’s forward-looking statements include, but are not limited to, risks described or referenced below in Part I, Item 1A., “Risk Factors” in the 2018 Annual Report on Form 10-K and the following:

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

•          uncertainty as to the ultimate outcomes of actions taken, or those that may be taken, by the Puerto Rico government, or the oversight board established by the Puerto Rico Oversight, Management, and Economic Stability Act (“PROMESA”) to address the Commonwealth of Puerto Rico’s financial problems, including the filing of a form of bankruptcy under Title III of PROMESA, which provides a court-supervised debt restructuring process similar to U.S. bankruptcy protection, and the effects of measures included in the Puerto Rico government fiscal plan, or any revisions to it, on our clients and loan portfolios;

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

•          a decrease in demand for the Corporation’s products and services, resulting in lower revenues and earnings because of the continued economic recession in Puerto Rico;

•          uncertainty as to the availability of certain funding sources, such as brokered certificates of deposits (“brokered CDs”);

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

•          the weakness of the real estate markets and of the consumer and commercial sectors and their impact on the credit quality of the Corporation’s loans and other assets, which have contributed and may continue to contribute to, among other things, higher than targeted levels of non-performing assets, charge-offs and provisions for loan and lease losses, and may subject the Corporation to further risk from loan defaults and foreclosures;

•          the estimated or actual impact of changes in accounting standards or assumptions in applying those standards, including the new credit loss accounting standard;

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

•          uncertainty related to the potential discontinuation of the London Interbank Offered Rate;

•          an adverse change in the Corporation’s ability to attract new clients and retain existing ones;

•          the risk that additional portions of the unrealized losses in the Corporation’s investment portfolio are determined to be other-than-temporary, including additional impairments on the Corporation’s remaining $8.2 million exposure to the Puerto Rico government’s debt securities held as part of the available-for-sale securities portfolio;

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

•          the Corporation’s ability to identify and address cyber-security risks such as data security breaches, malware, “denial of service” attacks, “hacking” and identity theft, a failure of which could disrupt our business and result in the disclosure of and/or misuse or misappropriation of confidential or proprietary information, disruption or damage to our systems, increased costs, losses or an adverse effect to our reputation;

•          the risk that the FDIC may increase the deposit insurance premium and/or require special assessments to replenish its insurance fund, causing an additional increase in the Corporation’s non-interest expenses;

•          the impact on the Corporation’s results of operations and financial condition of business acquisitions and dispositions;

•          a need to recognize impairments on the Corporation’s financial instruments, goodwill and other intangible assets relating to business acquisitions;

•          the effect of changes in interest rate scenario on the Corporation’s businesses, business practices and results of operations;

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

Investors should refer to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2018, as well as “Part II, Item 1A, Risk Factors,” in this Quarterly Report on Form 10-Q, for a discussion of these factors and certain risks and uncertainties to which the Corporation is subject.

FIRST BANCORP.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	March 31, 2019	December 31, 2018
(In thousands, except for share information)
ASSETS
Cash and due from banks	$581,838	$578,613
Money market investments:
Time deposits with other financial institutions	300	300
Other short-term investments	7,437	7,290
Total money market investments	7,737	7,590

Investment securities available for sale, at fair value:
Securities pledged with creditors' right to repledge	123,738	182,735
Other investment securities available for sale	1,781,492	1,759,833
Total investment securities available for sale	1,905,230	1,942,568

Investment securities held to maturity, at amortized cost
(fair value 2019 - $123,906; 2018 $125,658)	144,673	144,815

Equity securities	44,438	44,530
Loans, net of allowance for loan and lease losses of $183,732
(2018 - $196,362)	8,813,084	8,661,761
Loans held for sale, at lower of cost or market	33,175	43,186
Total loans, net	8,846,259	8,704,947
Premises and equipment, net	147,410	147,814
Other real estate owned (“OREO”)	129,716	131,402
Accrued interest receivable on loans and investments	50,405	50,365
Deferred tax asset, net	305,963	319,851
Other assets	213,111	171,066
Total assets	$12,376,780	$12,243,561
LIABILITIES
Non-interest-bearing deposits	$2,494,787	$2,395,481
Interest-bearing deposits	6,576,047	6,599,233
Total deposits	9,070,834	8,994,714

Securities sold under agreements to repurchase	100,000	150,086
Advances from the Federal Home Loan Bank (“FHLB”)	740,000	740,000
Other borrowings	184,150	184,150
Accounts payable and other liabilities	181,339	129,907
Total liabilities	10,276,323	10,198,857

STOCKHOLDERSʼ EQUITY
Preferred stock, authorized, 50,000,000 shares:
Non-cumulative Perpetual Monthly Income Preferred Stock:
22,004,000 shares issued, 1,444,146 shares outstanding; aggregate
liquidation value of $36,104	36,104	36,104
Common stock, $0.10 par value, authorized, 2,000,000,000 shares;
222,055,125 shares issued (2018 - 221,789,509 shares issued)	22,205	22,179
Less: Treasury stock (at par value)	(472)	(455)
Common stock outstanding, 217,331,577 shares outstanding (2018 - 217,235,140
shares outstanding)	21,733	21,724
Additional paid-in capital	938,801	939,674
Retained earnings, includes legal surplus reserve of $80,191 as of
each March 31, 2019 and December 31, 2018	1,123,724	1,087,617
Accumulated other comprehensive loss, net of tax of $7,752 as of each
March 31, 2019 and December 31, 2018	(19,905)	(40,415)
Total stockholdersʼ equity	2,100,457	2,044,704
Total liabilities and stockholdersʼ equity	$12,376,780	$12,243,561
The accompanying notes are an integral part of these statements.

FIRST BANCORP.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Quarter Ended
	March 31, 2019	March 31, 2018
(In thousands, except per share information)
Interest and dividend income:
Loans	$147,625	$133,175
Investment securities	16,018	13,987
Money market investments and interest-bearing cash accounts	2,829	2,256
Total interest income	166,472	149,418
Interest expense:
Deposits	17,492	16,971
Securities sold under agreements to repurchase	2,548	2,297
Advances from FHLB	3,785	3,372
Other borrowings	2,466	2,085
Total interest expense	26,291	24,725
Net interest income	140,181	124,693
Provision for loan and lease losses	11,820	20,544
Net interest income after provision for loan and lease losses	128,361	104,149
Non-interest income:
Service charges and fees on deposit accounts	5,716	5,088
Mortgage banking activities	3,627	4,165
Gain on early extinguishment of debt	-	2,316
Insurance commission income	4,250	3,355
Other non-interest income	8,950	7,860
Total non-interest income	22,543	22,784
Non-interest expenses:
Employees' compensation and benefits	39,296	40,684
Occupancy and equipment	16,055	15,105
Business promotion	3,706	2,576
Professional fees	10,310	10,060
Taxes, other than income taxes	3,820	3,856
FDIC deposit insurance	1,698	2,649
Net loss on OREO and OREO expenses	3,743	190
Credit and debit card processing expenses	4,154	3,537
Communications	1,752	1,482
Other non-interest expenses	5,438	5,888
Total non-interest expenses	89,972	86,027

Income before income taxes	60,932	40,906

Income tax expense	17,618	7,758

Net income	$43,314	$33,148

Net income attributable to common stockholders	$42,645	$32,479

Net income per common share:

Basic	$0.20	$0.15
Diluted	$0.20	$0.15

The accompanying notes are an integral part of these statements.

FIRST BANCORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Quarter Ended
	March 31,	March 31,
	2019	2018
(In thousands)

Net income	$43,314	$33,148

Other comprehensive income (loss):
Unrealized gain on debt securities on which an
other-than-temporary impairment (“OTTI”) has been recognized	9	496
All other unrealized holding gain (losses) on available-for-sale securities
arising during the period	20,501	(24,549)
Other comprehensive income (loss) for the period	20,510	(24,053)
Total comprehensive income	$63,824	$9,095

The accompanying notes are an integral part of these statements.

FIRST BANCORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Quarter Ended
	March 31, 2019	March 31, 2018
(In thousands)
Cash flows from operating activities:
Net income	$43,314	$33,148
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,449	3,922
Amortization of intangible assets	799	1,006
Provision for loan and lease losses	11,820	20,544
Deferred income tax expense	13,900	5,472
Stock-based compensation	1,018	2,205
Gain on early extinguishment of debt	-	(2,316)
Unrealized loss on derivative instruments	(589)	52
Net gain on sales of premises and equipment and other assets	(17)	(847)
Net gain on sales of loans	(1,536)	(1,096)
Net amortization/accretion of premiums, discounts, and deferred loan fees and costs	(2,023)	(2,095)
Originations and purchases of loans held for sale	(74,225)	(65,984)
Sales and repayments of loans held for sale	78,654	76,163
Loans held for sale valuation adjustment	-	558
Amortization of broker placement fees	189	367
Net amortization/accretion of premiums and discounts on investment securities	39	476
(Increase) decrease in accrued interest receivable	(669)	13,061
Increase in accrued interest payable	736	8
Decrease in other assets	14,176	10,566
(Decrease) increase in other liabilities	(7,053)	166
Net cash provided by operating activities	82,982	95,376

Cash flows from investing activities:

Principal collected on loans	642,758	590,753
Loans originated and purchased	(817,900)	(550,257)
Proceeds from sales of loans held for investment	4,998	13,274
Proceeds from sales of repossessed assets	11,250	10,559
Purchases of available-for-sale securities	-	(49,626)
Proceeds from principal repayments and maturities of available-for-sale securities	57,809	100,195
Proceeds from principal repayments of held-to-maturity securities	142	141
Additions to premises and equipment	(4,046)	(5,142)
Net redemptions/purchases of other investment securities	100	-
Proceeds from sale of premises and equipment and other assets	18	1,857
Net cash (used in) provided by investing activities	(104,871)	111,754

Cash flows from financing activities:
Net increase in deposits	84,436	45,026
Change in securities sold under agreements to repurchase	(50,086)	(100,000)
Repayment of junior subordinated debentures	-	(21,434)
Repurchase of outstanding common stock	(1,882)	(2,624)
Dividends paid on common stock	(6,538)	-
Dividends paid on preferred stock	(669)	(669)
Net cash provided by (used in) financing activities	25,261	(79,701)
Net increase in cash and cash equivalents	3,372	127,429
Cash and cash equivalents at beginning of period	586,203	716,395
Cash and cash equivalents at end of period	$589,575	$843,824

Cash and cash equivalents include:
Cash and due from banks	$581,838	$743,409
Money market instruments	7,737	100,415
	$589,575	$843,824

The accompanying notes are an integral part of these statements.

FIRST BANCORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

	Quarter Ended
	March 31,	March 31,
	2019	2018
(In thousands)

Preferred Stock	$36,104	$36,104

Common Stock outstanding:
Balance at beginning of period	21,724	21,628
Common stock issued as compensation	-	15
Common stock withheld for taxes	(17)	(38)
Restricted stock grants	26	34
Balance at end of period	21,733	21,639

Additional Paid-In-Capital:
Balance at beginning of period	939,674	936,772
Stock-based compensation	1,018	2,205
Common stock withheld for taxes	(1,865)	(2,586)
Restricted stock grants	(26)	(34)
Common stock issued as compensation	-	(15)
Balance at end of period	938,801	936,342

Retained Earnings:
Balance at beginning of period	1,087,617	895,208
Net income	43,314	33,148
Dividends on common stock ($0.03 per share)	(6,538)	-
Dividends on preferred stock	(669)	(669)
Amount reclassified from accumulated other comprehensive loss
per Accounting Standards Update No. ("ASU") 2016-01	-	(6)
Balance at end of period	1,123,724	927,681

Accumulated Other Comprehensive Loss, net of tax:
Balance at beginning of period	(40,415)	(20,615)
Amount reclassified out of accumulated other comprehensive loss per ASU 2016-01	-	6
Other comprehensive income (loss), net of tax	20,510	(24,053)
Balance at end of period	(19,905)	(44,662)

Total stockholdersʼ equity	$2,100,457	$1,877,104

The accompanying notes are an integral part of these statements.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The Consolidated Financial Statements (unaudited) of First BanCorp. (the “Corporation”) have been prepared in conformity with the accounting policies stated in the Corporation’s Audited Consolidated Financial Statements included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Annual Report on Form 10-K”). Certain information and note disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted from these statements pursuant to the rules and regulations of the SEC and, accordingly, these financial statements should be read  in conjunction with the Audited Consolidated Financial Statements of the Corporation for the year ended December 31, 2018, which are included in the 2018 Annual Report on Form 10-K. All adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the statement of financial position, results of operations and cash flows for the interim periods have been reflected. All significant intercompany accounts and transactions have been eliminated in consolidation.

The results of operations for the quarter ended March 31, 2019 are not necessarily indicative of the results to be expected for the entire year.

Adoption of New Accounting Requirements and Recently Issued but Not Yet Effective Accounting Requirements

The Financial Accounting Standards Board (“FASB”) has issued the following accounting pronouncements and guidance relevant to the Corporation’s operations:

Lease Accounting

      In February 2016, the FASB updated the FASB Accounting Standards Codification (“ASC” or the “Codification”) to replace ASC Topic 840, “Leases (Topic 840)” (“ASC Topic 840”), with new guidance for the financial reporting about leasing transactions. Under the new guidance, a lessee is required to recognize a right-of-use asset (“ROU”) and a lease liability for leases with lease terms of more than 12 months. Consistent with the practice before the adoption of this guidance, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily depend on its classification as a finance or operating lease. However, unlike previous guidance, which required the recognition of only capital leases on the balance sheet, the guidance requires both types of leases to be recognized on the balance sheet. The guidance also requires disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative information and additional information about the amounts recorded in the financial statements. The FASB issued an update in January 2018 providing an optional transition practical expedient under which an entity need not evaluate under new ASC Topic 842, “Leases” (“ASC Topic 842”), land easements that existed or expired before the entity’s adoption of ASC Topic 842 and were not previously accounted for as leases. In addition, the FASB issued an update in July 2018 that provides entities with an additional and optional transition method that allows entities to adopt the new standard prospectively as of the effective date, without adjusting comparative periods presented. Also, the amendments provide lessors with a practical expedient, by class of underlying asset, to not separate non lease components, subject to certain circumstances. Also in July 2018, the FASB issued an update that makes various technical corrections to clarify how to apply certain aspects of the new leases standard, such as reassessment of lease classification, variable lease payments that depend on an index or a rate, lease term and purchase options, and certain transition adjustments, among others. The guidance on leases took effect for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.

The update affected the Corporation’s consolidated financial statements since the Corporation has operating and lease arrangements for which it is a lessee. The new standard provides a number of optional practical expedients in transition. The Corporation adopted this guidance in 2019, and elected the optional transition approach to not apply the new lease standard in comparative periods presented and the package of practical expedients, which allows the Corporation not to reassess prior conclusions about lease classification and initial direct costs. On the other hand, the Corporation did not elect the practical expedient provided to lessors to not account for lease and non-lease components separately, or the practical expedient pertaining to land easement. The adoption of this standard in January 2019 resulted in the recognition of ROU assets and lease liabilities for operating leases of $59.6 million and $62.1 million, respectively, with the most significant impact from recognition of ROU assets and liabilities related to the Bank’s branches and ATMs operating leases. The Corporation elected not to recognize ROU assets and lease liabilities that arise from short term leases, primarily related to certain month-to-month ATM operating leases. Disclosures required by the standard have been included in Note 11 - Leases.

Amortization of Premiums and Discounts on Callable Debt Securities

     In March 2017, the FASB updated the Codification to shorten the amortization period for certain purchased callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date whereas it would previously have been amortized to maturity. With respect to securities held at a discount, the amendments do not require an accounting change; thus, the discount continues to be amortized to maturity. The amendments in this update more closely align the amortization period of premiums and discounts to expectations incorporated in market pricing on the underlying securities. In most cases, market participants price securities to the call date that produces the worst yield when the coupon is above current market rates (that is, the security is trading at a premium) and price securities to maturity when the coupon is below market rates (that is, the security is trading at a discount) in anticipation that the borrower will act in its economic best interest. As a result, the amendments more closely align interest income recorded on bonds held at a premium or a discount with the economics of the underlying instrument. For public business entities, the amendments in this update took effect for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The adoption of this guidance during the first quarter of 2019, did not have a material effect on the Corporation’s consolidated statement of financial condition or results of operations. As of March 31 2019, the Corporation does not have callable debt securities held at a premium.

Derivatives and Hedging

     In August 2017, the FASB updated the Codification to: (i) expand hedge accounting for nonfinancial and financial risk components and amend measurement methodologies to more closely align hedge accounting with a company’s risk management activities; (ii) decrease the complexity of preparing and understanding hedge results by eliminating the separate measurement and reporting of hedge ineffectiveness; (iii) enhance transparency, comparability, and understanding of hedge results through enhanced disclosures and a change in the presentation of hedge results to align the effects of the hedging instrument and the hedged item; and (iv) reduce the cost and complexity of applying hedge accounting by simplifying the manner in which assessments of hedge effectiveness may be performed. This update took effect for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The guidance requires companies to apply requirements to existing hedging relationships on the date of adoption, and the effect of the adoption should be reflected as of the beginning of the fiscal year of adoption. In April 2019, the FASB issued ASU No. 2019-04, “Codification Improvements to Topic 815, Derivative and Hedging” to provide further clarification on previously issued updates. This Update addresses the following areas of the guidance: (i) partial-term fair value hedges; (ii) fair value hedge basis adjustments; (iii) not-for-profit entities and private companies; and (v) first-payments-received cash flow hedging. As of March 31, 2019, all of the derivatives held by the Corporation were considered economic undesignated hedges. The adoption of this guidance during the first quarter of 2019 did not have an effect on the Corporation’s consolidated statement of financial condition or results of operations.

Reclassification of Certain Tax Effects From Accumulated Other Comprehensive Income

     In February 2018, the FASB updated the Codification to provide entities with an option to reclassify to retained earnings, tax effects that were stranded in accumulated other comprehensive income, pursuant to the Tax Cuts and Jobs Act of 2017 (the “Tax Act”). This guidance took effect for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. This guidance could be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the corporate tax rate in the Tax Act is recognized. The adoption of this guidance during the first quarter of 2019 did not have an effect on the Corporation’s consolidated financial statements.

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

The guidance amends the current OTTI model for available-for-sale debt securities. The new available-for-sale debt security model will require an estimate of ECL only when the fair value is below the amortized cost of the asset. The length of time the fair value of an available-for-sale debt security has been below the amortized cost will no longer affect the determination of whether a credit loss exists. As such, the new available-for-sale debt security model is not an OTTI model. In addition, credit losses on available-for-sale debt securities will now be limited to the difference between the security’s amortized cost basis and its fair value. The available-for-sale debt security model will also require the use of an allowance to record ECL (and subsequent recoveries).

    The purchased financial assets with credit deterioration (“PCD”) model will apply to purchased financial assets (measured at amortized cost or available-for-sale) that have experienced more than insignificant credit deterioration since origination. This represents a change from the scope of what are considered purchased credit-impaired assets under today’s model. In contrast to the accounting for originated or purchased assets that do not qualify as PCD, the initial estimate of ECL for a PCD will be recognized through an allowance for loan and lease losses with an offset to the cost basis of the related financial asset at acquisition (i.e., there will be no effect on net income at initial recognition). Subsequently, the accounting will follow the applicable CECL or available-for-sale debt security impairment model with all adjustments of the allowance for loan and lease losses recognized through earnings. Beneficial interests classified as held-to-maturity or available-for-sale will need to apply the PCD model if the beneficial interest meets the definition of PCD or if there is a significant difference between contractual and expected cash flows at initial recognition.

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

In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements on Topic 326, “Financial Instruments- Credit Losses” to clarify the accounting treatment for the measurement of credit losses under ASC 236. This update provides clarification on the following areas of the guidance: (i) accrued interest; (ii) recoveries; (iii) projections of the interest rate environment; (iv) consideration of prepayments; and (v) other topics.

The guidance will be effective for public business entities that are SEC filers in fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption of the guidance is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.

The Corporation has developed a project plan in order to comply on a timely basis with the implementation of this new accounting framework. The Corporation has created a working group with members from multiple areas across the organization that is responsible for assessing the effect of the standard, evaluating interpretative issues, and evaluating the current credit loss models against the new guidance to determine any necessary changes and other related implementation activities. The working group provides periodic updates to the Corporation’s CECL Management Committee, which has oversight responsibilities for the implementation efforts. The CECL Management Committee also reports to the Corporation’s Board of Directors Audit Committee progress of the implementation plan. The Corporation continues to evaluate the effect that this guidance, including the method of implementation, will have on its consolidated financial statements. The Corporation does not expect to early adopt this guidance.

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

Credit Quality and Allowance for Loan and Lease Losses

Relationship officers have continued to closely monitor the performance of hurricane-affected commercial loan customers during the first quarter of 2019. Information provided by these commercial loan officers and statistics on the performance of consumer and residential credits were factored into the determination of the allowance for loan and lease losses as of March 31, 2019. During the first quarter of 2019, the Corporation recorded a loan loss reserve release of approximately $6.4 million in connection with revised estimates associated with the effects of the hurricanes. The revised estimates were primarily attributable to updated payment patterns and probability of default credit risk analyses applied to consumer borrowers, and updated assessments of financial performance and repayment prospects of certain individually-assessed commercial credits.

The significant overall uncertainties in the early assessments of hurricane-related credit losses have been largely addressed in the 18-month period since the hurricanes, and the hurricanes’ effect on credit quality in future periods will be reflected in the normal process for determining the allowance for loan losses and not through a separate hurricane-related qualitative reserve, which amounted to $12.6 million as of March 31, 2019 (December 31, 2018 - $19.2 million). Some uncertainties remain, however, including the resolution of insurance claims for certain individual customers.

Casualty Losses and Related Insurance

The Corporation incurred a variety of costs to operate in disaster response mode, and some facilities and their contents, including certain OREO properties, were damaged by the hurricanes.  The Corporation maintains insurance for casualty losses, as well as for reasonable and necessary disaster response costs and certain revenue lost through business interruption. Insurance claim receivables were established for some of the individual costs, when incurred, based on management’s understanding of the underlying coverage and when realization of the claim was deemed probable.

As of March 31, 2019, the Corporation had an insurance claim receivable of $2.6 million (December 31, 2018 - $3.4 million), which is included as part of “other assets” in the statement of financial condition. Management also believes that there is a possibility that some gains will be recognized with respect to casualty and lost revenue claims in future periods, but this is contingent on reaching agreements on the Corporation’s claims with the insurance carriers

During the first quarter of 2019, the Corporation recorded a $2.3 million credit against employees’ compensation and benefits expenses related to an employee retention benefit payment (the “Benefit”) received by the Corporation by virtue of the Disaster Tax Relief and Airport Extension Act of 2017, as amended (the “Act”). The Benefit was available to eligible employers affected by Hurricanes Irma and Maria. An eligible employer, as established in the Internal Revenue Circular Letter No. 18-11 issued by the Puerto Rico Department of Treasury, is an employer that (i) on September 16, 2017 (or September 4, 2017 for Hurricane Irma) was engaged in a trade or business in Puerto Rico; (ii) whose business became inoperable on any day after such date and before January 1, 2018, due to damage caused by Hurricane Irma or Maria; and (iii) continued to pay wages to its eligible employees during the period in which the business was inoperable. For purposes of the income tax return, the Benefit will not affect the Corporation’s right to claim a deduction on wages paid and the amount of the Benefit will not be treated as taxable income.

NOTE 3 – EARNINGS PER COMMON SHARE

The calculation of earnings per common share for the quarters ended March 31, 2019 and 2018 are as follows:

	Quarter Ended
	March 31,	March 31,
	2019	2018
(In thousands, except per share information)
Net income	$43,314	$33,148
Less: Preferred stock dividends	(669)	(669)
Net income attributable to common stockholders	$42,645	$32,479

Weighted-Average Shares:
Average common shares outstanding	216,338	214,646
Average potential dilutive common shares	612	1,648
Average common shares outstanding-assuming dilution	216,950	216,294

Earnings per common share:
Basic	$0.20	$0.15
Diluted	$0.20	$0.15

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

Potential dilutive common shares consist of unvested shares of restricted stock that do not contain non-forfeitable dividend rights, warrants outstanding during the period and common stock issued under the assumed exercise of stock options using the treasury stock method. This method assumes that the potential dilutive common shares are issued and outstanding and the proceeds from the exercise, in addition to the amount of compensation cost attributable to future services, are used to purchase common stock at the exercise date. The difference between the numbers of potential dilutive shares issued and the shares purchased is added as incremental shares to the actual number of shares outstanding to compute diluted earnings per share. Potential dilutive common shares also include performance units that do not contain non-forfeitable dividend rights if the performance condition is met as of the end of the reporting period. Unvested shares of restricted stock, stock options, and warrants outstanding during the period that result in lower potential dilutive shares issued than shares purchased under the treasury stock method are not included in the computation of dilutive earnings per share since their inclusion would have an antidilutive effect on earnings per share.

NOTE 4 – STOCK-BASED COMPENSATION

   On May 24, 2016, the Corporation’s stockholders approved the amendment and restatement of the First BanCorp. Omnibus Incentive Plan, as amended (the “Omnibus Plan”), to, among other things, increase the number of shares of common stock reserved for issuance under the Omnibus Plan, extend the term of the Omnibus Plan to May 24, 2026 and re-approve the material terms of the performance goals under the Omnibus Plan for purposes of the then-effective Section 162(m) of the U.S. Internal Revenue Code of 1986, as amended. The Omnibus Plan provides for equity-based compensation incentives (the “awards”) through the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, cash-based awards and other stock-based awards. The Omnibus Plan authorizes the issuance of up to 14,169,807 shares of common stock, subject to adjustments for stock splits, reorganizations and other similar events. As of March 31, 2019, 6,632,739 authorized shares of common stock were available for issuance under the Omnibus Plan. The Corporation’s Board of Directors, based on the recommendation of the Corporation’s Compensation and Benefits Committee, has the power and authority to determine those eligible to receive awards and to establish the terms and conditions of any awards, subject to various limits and vesting restrictions that apply to individual and aggregate awards.

Restricted Stock

Under the Omnibus Plan, the Corporation may grant restricted stock to plan participants, subject to forfeiture upon the occurrence of certain events until the dates specified in the participant’s award agreement. While the restricted stock is subject to forfeiture and does not contain non-forfeitable dividend rights, restricted stock participants may exercise full voting rights. The restricted stock granted under the Omnibus Plan is typically subject to a vesting period. During the first quarter of 2019, the Corporation awarded to its independent directors 3,745 shares of restricted stock that are subject to a one-year vesting period. In addition, during the first quarter of 2019, the Corporation awarded 261,871 shares of restricted stock to employees, fifty percent (50%) of those shares vest in two years from the grant date and the remaining 50% vest in three years from the grant date. Included in those 261,871 shares of restricted stock granted during the first quarter of 2019 were 13,308 shares granted to retirement-eligible employees at the grant date. The total expense determined for the restricted stock awarded to retirement-eligible employees was charged against earnings at the grant date. The fair value of the shares of restricted stock granted in the first quarter of 2019 was based on the market price of the Corporation’s outstanding common stock on the date of the grant.

The following table summarizes the restricted stock activity in the first quarter of 2019 under the Omnibus Plan:

	Quarter Ended
	March 31, 2019
	Number of
	shares of	Weighted-Average
	restricted	Grant Date
	stock	Fair Value

Non-vested shares at beginning of period	964,110	$4.79
Granted	265,616	11.15
Forfeited	(500)	6.29
Vested	(517,833)	3.28
Non-vested shares at March 31, 2019	711,393	$8.26

    For the quarters ended March 31, 2019 and 2018, the Corporation recognized $0.9 million and $1.1 million, respectively, of stock-based compensation expense related to restricted stock awards. As of March 31, 2019, there was $4.1 million of total unrecognized compensation cost related to non-vested shares of restricted stock. The weighted average period over which the Corporation expects to recognize such cost is 2.0 years.

During the first quarter of 2018, the Corporation awarded 341,189 shares of restricted stock to employees, 50% of those shares vest in two years from the grant date and the remaining 50% vest in three years from the grant date. Included in those 341,189 shares of restricted stock were 20,447 shares granted to retirement-eligible employees at the grant date.

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

Performance Units

Under the Omnibus Plan, the Corporation may award performance units to Omnibus Plan participants.  During the first quarter of 2019, the Corporation granted 200,053 units to executives, with each unit representing the value of one share of the Corporation’s common stock.  The performance units granted in 2019 are for the performance period beginning January 1, 2019 and ending on December 31, 2021 and are subject to a three-year requisite service period.  These awards do not contain non-forfeitable rights to dividend equivalent amounts and can only be settled in shares of the Corporation’s common stock. The performance units will vest based on the achievement of a pre-established tangible book value per share target as of December 31, 2021.  All of the performance units will vest if performance is at the pre-established performance target level or above.  However, the participants may vest on 50% of the awards to the extent that performance is below the target but at 80% of the pre-established performance target level (the 80% minimum threshold), which is measured based upon the growth in the tangible book value during the performance cycle.  If performance is between the 80% minimum threshold and the pre-established performance target level, the participants will vest on a proportional amount. No performance units will vest if performance is below the 80% minimum threshold.

During the first quarter of 2018, the Corporation awarded 304,408 performance units to executives. The performance units granted in 2018 are for the performance period beginning January 1, 2018 and ending on December 31, 2020 and are subject to a three-year requisite service period and a pre-established performance target level as described above.

The fair value of the performance units awarded in the first quarter of 2019 and 2018 was based on the market price of the Corporation’s outstanding common stock on the date of the grant.  For the quarters ended March 31, 2019 and 2018, the Corporation recognized $0.1 million and $0.2 million, respectively, of stock-based compensation related to performance unit awards.  As of March 31, 2019, there was $3.4 million of total unrecognized compensation cost related to unvested performance units that the Corporation expects to recognize over the next three years. The total amount of compensation expense recognized reflects management’s assessment of the probability that the pre-established performance goal will be achieved. A cumulative adjustment to compensation expense is recognized in the current period to reflect any changes in the probability of achievement of the performance goals.

Salary stock

   Also, effective April 1, 2013, the Corporation’s Board of Directors determined to increase the salary amounts paid to certain executive officers, primarily by paying the increased salary amounts in the form of shares of the Corporation’s common stock issued under the Omnibus Plan, instead of cash. During the first quarter of 2018, the Corporation issued 154,187  shares of common stock shares with a weighted average market value of $5.80 as salary stock compensation. This resulted in a compensation expense of $0.8 million recorded in the first quarter of 2018. Effective July 1, 2018, the payment of additional salary amounts in the form of stock was eliminated in accordance with the previously disclosed revised executive compensation program.

   During the quarter ended March 31, 2019, the Corporation withheld 168,679 shares (first quarter of 2018 –326,956 shares) of the restricted stock that vested during such period and withheld 56,131 shares from the common stock paid to certain senior officer as additional compensation in the first quarter of 2018 to cover employees’ payroll and income tax withholding liabilities; these shares are held as treasury shares. The Corporation paid in cash any fractional share of salary stock to which the officer was entitled. In the consolidated financial statements, the Corporation treats shares withheld for tax purposes as common stock repurchases.

NOTE 5 – INVESTMENT SECURITIES

Investment Securities Available for Sale

The amortized cost, non-credit loss component of OTTI recorded in OCI, gross unrealized gains and losses recorded in OCI, estimated fair value, and weighted-average yield of investment securities available for sale by contractual maturities as of March 31, 2019 and December 31, 2018 were as follows:

	March 31, 2019
	Amortized cost	Noncredit Loss Component of OTTI Recorded in OCI	Gross		Fair value
			Unrealized			Weighted-
			gains	losses		average yield %
(Dollars in thousands)

U.S. Treasury securities:
Due within one year	$7,496	$-	$-	$11	$7,485	1.29

U.S. government-sponsored
agencies obligations:
Due within one year	191,521	-	-	1,074	190,447	1.28
After 1 to 5 years	174,953	-	327	1,457	173,823	2.00
After 5 to 10 years	195,357	-	719	166	195,910	2.95
After 10 years	32,976	-	-	217	32,759	2.70

Puerto Rico government
obligations:
After 5 to 10 years	4,000	-	125	-	4,125	5.12
After 10 years	4,248	-	-	1,393	2,855	6.97

United States and Puerto
Rico government
obligations	610,551	-	1,171	4,318	607,404	2.16
Mortgage-backed securities ("MBS"):
Freddie Mac ("FHLMC") certificates:
After 5 to 10 years	88,302	-	136	1,259	87,179	2.09
After 10 years	257,466	-	1,324	3,403	255,387	2.52
	345,768	-	1,460	4,662	342,566	2.41

Ginnie Mae ("GNMA") certificates:
Due within one year	4	-	-	-	4	3.93
After 1 to 5 years	156	-	2	-	158	3.67
After 5 to 10 years	57,953	-	311	248	58,016	2.88
After 10 years	114,682	-	3,565	438	117,809	3.93
	172,795	-	3,878	686	175,987	3.58
Fannie Mae ("FNMA") certificates:
Due within one year	14	-	1	-	15	4.03
After 1 to 5 years	19,793	-	253	64	19,982	2.79
After 5 to 10 years	156,855	-	466	2,214	155,107	2.12
After 10 years	528,284	-	4,373	6,745	525,912	2.67
	704,946	-	5,093	9,023	701,016	2.55
Collateralized mortgage obligations issued
or guaranteed by the FHLMC
and GNMA
After 1 to 5 years	5,871	-	1	9	5,863	3.14
After 10 years	58,183	-	371	11	58,543	3.22
	64,054	-	372	20	64,406	3.21

Other mortgage pass-through
trust certificates:
After 10 years	18,768	5,417	-	-	13,351	4.68

Total MBS	1,306,331	5,417	10,803	14,391	1,297,326	2.71
Other
After 1 to 5 years	500	-	-	-	500	2.96

Total investment securities
available for sale	$1,917,382	$5,417	$11,974	$18,709	$1,905,230	2.54

	December 31, 2018
	Amortized cost	Noncredit Loss Component of OTTI Recorded in OCI	Gross		Fair value
			Unrealized			Weighted-
			gains	losses		average yield%
(Dollars in thousands)

U.S. Treasury securities:
Due within one year	$7,489	$-	$-	$33	$7,456	1.29

U.S. government-sponsored
agencies obligations:
Due within one year	191,531	-	-	1,908	189,623	1.28
After 1 to 5 years	184,851	-	203	2,249	182,805	2.07
After 5 to 10 years	195,750	-	286	1,674	194,362	2.95
After 10 years	34,627	-	-	217	34,410	2.68

Puerto Rico government
obligations:
After 5 to 10 years	4,000	-	128	-	4,128	5.12
After 10 years	4,185	-	-	1,361	2,824	6.97

United States and Puerto
Rico government
obligations	622,433	-	617	7,442	615,608	2.18

MBS:
FHLMC certificates:
After 5 to 10 years	92,149	-	31	1,850	90,330	2.09
After 10 years	265,624	-	523	6,699	259,448	2.52
	357,773	-	554	8,549	349,778	2.41

GNMA certificates:
After 1 to 5 years	176	-	3	-	179	3.43
After 5 to 10 years	61,604	-	408	503	61,509	2.88
After 10 years	118,898	-	2,938	747	121,089	3.92
	180,678	-	3,349	1,250	182,777	3.56
FNMA certificates:
Due within one year	119	-	2	-	121	2.20
After 1 to 5 years	19,798	-	50	122	19,726	2.79
After 5 to 10 years	165,067	-	2	3,822	161,247	2.13
After 10 years	543,972	-	2,211	13,233	532,950	2.67
	728,956	-	2,265	17,177	714,044	2.55
Collateralized mortgage obligations issued
or guaranteed by the
FHLMC and GNMA:
After 1 to 5 years	6,530	-	1	18	6,513	3.15
After 10 years	59,020	-	474	60	59,434	3.22
	65,550	-	475	78	65,947	3.22

Other mortgage pass-through
trust certificates:
After 10 years	19,340	5,426	-	-	13,914	4.89

Total MBS	1,352,297	5,426	6,643	27,054	1,326,460	2.71

Other
After 1 to 5 years	500	-	-	-	500	2.96

Total investment securities
available for sale	$1,975,230	$5,426	$7,260	$34,496	$1,942,568	2.55

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

The following tables show the Corporation’s available-for-sale investments’ fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of March 31, 2019 and December 31, 2018. The tables also include debt securities for which an OTTI was recognized and only the amount related to a credit loss was recognized in earnings. For unrealized losses for which OTTI was recognized, the related credit loss was charged against the amortized cost basis of the debt security.

	As of March 31, 2019
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
(In thousands)
Debt securities:
Puerto Rico-government obligations	$-	$-	$2,855	$1,393	$2,855	$1,393
U.S. Treasury and U.S. government
agenciesʼ obligations	15,096	81	389,931	2,844	405,027	2,925
MBS:
FNMA	333	6	458,661	9,017	458,994	9,023
FHLMC	1,251	2	247,769	4,660	249,020	4,662
GNMA	-	-	55,106	686	55,106	686
Collateralized mortgage obligations
issued or guaranteed by
the FHLMC and GNMA	18,629	20	-	-	18,629	20
Other mortgage pass-through
trust certificates	-	-	13,351	5,417	13,351	5,417
	$35,309	$109	$1,167,673	$24,017	$1,202,982	$24,126

	As of December 31, 2018
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
(In thousands)
Debt securities:
Puerto Rico-government obligations	$-	$-	$2,824	$1,361	$2,824	$1,361
U.S. Treasury and U.S. government
agenciesʼ obligations	16,669	77	468,094	6,004	484,763	6,081
MBS:
FNMA	25,079	129	521,871	17,048	546,950	17,177
FHLMC	3,382	32	263,798	8,517	267,180	8,549
GNMA	3,364	15	57,535	1,235	60,899	1,250
Collateralized mortgage
obligations issued or
guaranteed by the FHLMC and GNMA	16,065	78	-	-	16,065	78
Other mortgage pass-through
trust certificates	-	-	13,914	5,426	13,914	5,426
	$64,559	$331	$1,328,036	$39,591	$1,392,595	$39,922

Assessment for OTTI

Debt securities issued by U.S. government agencies, U.S. government-sponsored entities (“GSEs”), and the U.S. Treasury accounted for approximately 99% of the total available-for-sale portfolio as of March 31, 2019, and no credit losses are expected, given the explicit and implicit guarantees provided by the U.S. federal government.  The Corporation’s OTTI assessment was concentrated mainly on private label MBS, and on Puerto Rico government debt securities, for which credit losses are evaluated on a quarterly basis. The Corporation considered the following factors in determining whether a credit loss exists and the period over which the debt security is expected to recover:

•          The length of time and the extent to which the fair value has been less than the amortized cost basis;

•          Any adverse change to the credit conditions and liquidity of the issuer, taking into consideration the latest information available about the financial condition of the issuer, credit ratings, the failure of the issuer to make scheduled principal or interest payments, recent legislation and government actions affecting the issuer’s industry; and actions taken by the issuer to deal with the present economic climate;

•          Changes in the near term prospects of the underlying collateral for a security, if any, such as changes in default rates, loss severity given default, and significant changes in prepayment assumptions; and

•          The level of cash flows generated from the underlying collateral, if any, supporting the principal and interest payments of the debt securities.

   No OTTI losses on available-for-sale debt securities were recorded in the first quarter of 2019 or first quarter of 2018.

The following tables summarize the roll-forward of credit losses on debt securities held by the Corporation for which a portion of an OTTI was also recognized in OCI:

	Cumulative OTTI credit losses recognized in earnings on securities still held

		Credit impairments
	December 31,	recognized in earnings on	March 31,
	2018	securities that have been	2019
	Balance	previously impaired	Balance
(In thousands)
Available-for-sale securities
Private label MBS	$6,842	$-	$6,842

	Cumulative OTTI credit losses recognized in earnings on securities still held
		Credit impairments
	December 31,	recognized in earnings on	March 31,
	2017	securities that have been	2018
	Balance	previously impaired	Balance
(In thousands)
Available for sale securities
Private label MBS	$6,792	$-	$6,792

   As of March 31, 2019, the Corporation’s available-for-sale investment securities portfolio included bonds of the Puerto Rico Housing Finance Authority (“PRHFA”) at an amortized cost of $8.2 million (fair value - $7.0 million). Approximately $4.2 million (fair value - $2.9 million) of these bonds consist of a residential pass-through mortgage-backed security issued by the PRHFA that is collateralized by certain second mortgages originated under a program launched by the Puerto Rico government in 2010. This bond was structured as a zero-coupon bond for the first ten years (up to July 2019). Considering the absence of a default on the mortgage backed security and the insurance protection provided by the PRHFA to the underlying collateral, management concluded that these obligations were not other-than-temporarily impaired as of March 31, 2019.

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

     Based on the expected cash flows, and since the Corporation does not have the intention to sell the securities and has sufficient capital and liquidity to hold these securities until a recovery of the fair value occurs, only the credit loss component, if any, is reflected in earnings.  Significant assumptions in the valuation of the private label MBS were as follows:

	As of		As of
	March 31, 2019		December 31, 2018
	Weighted		Weighted
	Average	Range	Average	Range

Discount rate	14.1%	14.1%	14.5%	14.5%
Prepayment rate	9.2%	3.3% - 17.0%	11.4%	3.3% - 20.9%
Projected Cumulative Loss Rate	3%	0% - 6.6%	3%	0% - 6.8%

 Investments Held to Maturity

The amortized cost, gross unrecognized gains and losses, estimated fair value, weighted-average yield and contractual maturities of investment securities held to maturity as of March 31, 2019 and December 31, 2018 were as follows:

	March 31, 2019
	Amortized cost			Fair value
		Gross Unrecognized
					Weighted-
		gains	losses		average yield%

Puerto Rico Municipal Bonds:
After 1 to 5 years	$5,958	$-	$434	$5,524	5.17
After 5 to 10 years	53,016	-	5,693	47,323	6.24
After 10 years	85,699	-	14,640	71,059	6.21
Total investment securities
held to maturity	$144,673	$-	$20,767	$123,906	6.18

	December 31, 2018
	Amortized cost			Fair value
		Gross Unrecognized
					Weighted
		gains	losses		average-yield%

Puerto Rico Municipal Bonds:
After 1 to 5 years	$6,100	$-	$435	$5,665	4.79
After 5 to 10 years	53,016	-	5,360	47,656	6.00
After 10 years	85,699	-	13,362	72,337	5.86
Total investment securities
held to maturity	$144,815	$-	$19,157	$125,658	5.86

The following tables show the Corporation’s held-to-maturity investments’ fair value and gross unrecognized losses, aggregated by investment category and length of time that individual securities had been in a continuous unrecognized loss position, as of March 31, 2019 and December 31, 2018:

As of March 31, 2019
	Less than 12 months		12 months or more		Total
		Unrecognized		Unrecognized		Unrecognized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
(In thousands)
Debt securities:
Puerto Rico Municipal Bonds	$-	$-	$123,906	$20,767	$123,906	$20,767

As of December 31, 2018
	Less than 12 months		12 months or more		Total
		Unrecognized		Unrecognized		Unrecognized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
(In thousands)
Debt securities:
Puerto Rico Municipal Bonds	$-	$-	$125,658	$19,157	$125,658	$19,157

      The Corporation determines the fair market value of Puerto Rico Municipal Bonds based on a discounted cash flow analysis using risk-adjusted discount rates. A security with similar characteristics traded in the open market is used as a proxy for each municipal bond. Then, the cash flow is discounted at the average spread over the discount curve exhibited by the proxy security at the end of each quarter, plus any corresponding discount rate adjustments to reflect recent transactions or market yield expectations for these type of transactions.

    All of the Puerto Rico Municipal Bonds were performing and current as to scheduled contractual payments as of March 31, 2019. Approximately 70% of the held-to-maturity municipal bonds were issued by three of the largest municipalities in Puerto Rico. The vast majority of revenues of these three municipalities is independent of the Puerto Rico central government. These obligations typically are not issued in bearer form, nor are they registered with the SEC, and are not rated by external credit agencies. In most cases, these bonds have priority over the payment of operating costs and expenses of the municipality, which are required by law to levy special property taxes in such amounts as are required for the payment of all of their respective general obligation bonds and loans. The Corporation performs periodic credit quality reviews on these issuers. Based on the quarterly analysis performed, management concluded that no individual debt security held to maturity was other-than-temporarily impaired as of March 31, 2019.

    The PROMESA oversight board has not designated any of Puerto Rico’s 78 municipalities as covered entities under PROMESA. However, while the latest fiscal plan certified by the PROMESA oversight board did not contemplate a restructuring of the debt of Puerto Rico’s municipalities, the plan did call for the gradual elimination of budgetary subsidies provided to municipalities by the central government. Furthermore, municipalities are also likely to be affected by the negative economic and other effects resulting from expense, revenue or cash management measures taken by the Puerto Rico government to address its fiscal and liquidity shortfalls, or measures included in fiscal plans of other government entities, such as the fiscal plans of the Government Development Bank for Puerto Rico (“GDB”) and the Puerto Rico Electric Power Authority (“PREPA”). Given the uncertain effect that the negative fiscal situation of the Puerto Rico central government and the measures taken, or to be taken, by other government entities may have on municipalities, the Corporation cannot be certain whether future impairment charges relating to these securities will be required.

     From time to time, the Corporation has securities held to maturity with an original maturity of three months or less that are considered cash and cash equivalents and are classified as money market investments in the consolidated statements of financial condition.  As of March 31, 2019 and December 31, 2018, the Corporation had no outstanding securities held to maturity that were classified as cash and cash equivalents.

NOTE 6 – EQUITY SECURITIES

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

As of each of March 31, 2019 and December 31, 2018, the Corporation had investments in FHLB stock with a book value of $41.9 million. Dividend income from FHLB stock for each of the quarters ended March 31, 2019 and 2018 was $0.7 million.

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

As of each of March 31, 2019 and December 31, 2018, the Corporation has equity securities with a readily determinable fair value of approximately $0.4 million. During the first quarter of 2019, the Corporation recognized a marked-to-market gain associated with these securities of $5 thousand ($7 thousand marked-to-market loss – first quarter of 2018) recorded as part of other non-interest income in the statement of income. In addition, the Corporation had other equity securities that do not have a readily-determinable fair value. The carrying value of such securities as of March 31, 2019 and December 31, 2018 was $2.1 million and $2.2 million, respectively.

NOTE 7 – LOANS HELD FOR INVESTMENT

The following provides information about the loan portfolio held for investment:

	As of March 31,	As of December 31,
	2019	2018
(In thousands)
Residential mortgage loans, mainly secured by first mortgages	$3,126,562	$3,163,208
Commercial loans:
Construction loans	84,507	79,429
Commercial mortgage loans	1,558,724	1,522,662
Commercial and Industrial loans (1)	2,211,731	2,148,111
Total commercial loans	3,854,962	3,750,202
Finance leases	352,277	333,536
Consumer loans	1,663,015	1,611,177
Loans held for investment	8,996,816	8,858,123
Allowance for loan and lease losses	(183,732)	(196,362)
Loans held for investment, net	$8,813,084	$8,661,761

(1)

As of March 31, 2019 and December 31, 2018, includes $782.2 million and $796.8 million, respectively, of commercial loans that were secured by real estate but are not dependent upon the real estate for repayment.

Loans held for investment on which accrual of interest income had been discontinued were as follows:
	As of	As of
	March 31,	December 31,
	2019	2018
(In thousands)
Nonaccrual loans:
Residential mortgage	$132,049	$147,287
Commercial mortgage	93,192	109,536
Commercial and Industrial	22,507	30,382
Construction:
Land	5,831	6,260
Construction-residential	1,869	2,102
Consumer:
Auto loans	10,528	11,212
Finance leases	1,009	1,329
Other consumer loans	5,793	7,865
Total nonaccrual loans held for investment (1)(2)(3)	$272,778	$315,973
_______________

(1)	Excludes $7.4 million and $16.1 million of nonaccrual loans held for sale as of March 31, 2019 and December 31, 2018, respectively.

(2)

Amount excludes purchased-credit impaired ("PCI") loans with a carrying value of approximately $144.4 million and $146.6 million as of March 31, 2019 and December 31, 2018, respectively, primarily mortgage loans acquired from Doral Bank in the first quarter of 2015 and from Doral Financial in the second quarter of 2014, as further discussed below. These loans are not considered nonaccrual due to the application of the accretion method, under which these loans will accrete interest income over the remaining life of the loans using an estimated cash flow analysis.

(3)

Nonaccrual loans exclude $485.9 million and $478.9 million of Troubled Debt Restructuring ("TDR") loans that are in compliance with the modified terms and in accrual status as of March 31, 2019 and December 31, 2018, respectively.

      As of March 31, 2019, the recorded investment of residential mortgage loans collateralized by residential real estate property that were in the process of foreclosure amounted to $162.5 million, including $44.4 million of loans insured by the U.S. Federal Housing Administration (“FHA”) or guaranteed by the U.S. Veterans Administration (“VA”), and $19.0 million of PCI loans. The Corporation commences the foreclosure process on residential real estate loans when a borrower becomes 120 days delinquent in accordance with the guidelines of the Consumer Financial Protection Bureau (“CFPB”). Foreclosure procedures and timelines vary depending on whether the property is located in a judicial or non-judicial state. Judicial states (i.e., Puerto Rico, Florida and the USVI) require the foreclosure to be processed through the state’s court while foreclosure in non-judicial states (i.e.,  the BVI) is processed without court intervention. Foreclosure timelines vary according to local jurisdiction law and investor guidelines. Occasionally, foreclosures may be delayed due to, among other reasons, mandatory mediations, bankruptcy, court delays and title issues.

The Corporation’s aging of the loans held for investment portfolio is as follows:

As of March 31, 2019
	30-59 Days Past Due	60-89 Days Past Due	90 days or more Past Due (1)(2)(3)	Total Past Due	Purchased Credit-Impaired Loans	Current	Total loans held for investment	90 days past due and still accruing (1)(2)(3)
(In thousands)
Residential mortgage:
FHA/VA government-guaranteed
loans (2)(3)(4)	$-	$5,431	$98,996	$104,427	$-	$37,228	$141,655	$98,996
Other residential mortgage loans (2) (4)	-	66,807	147,502	214,309	140,979	2,629,619	2,984,907	15,453
Commercial:
Commercial and Industrial loans	4,520	1,343	23,245	29,108	-	2,182,623	2,211,731	738
Commercial mortgage loans (4)	-	1,371	94,412	95,783	3,464	1,459,477	1,558,724	1,220
Construction:
Land (4)	-	362	5,878	6,240	-	13,422	19,662	47
Construction-commercial (4)	-	-	-	-	-	53,384	53,384	-
Construction-residential (4)	-	-	1,869	1,869	-	9,592	11,461	-
Consumer:
Auto loans	31,584	6,556	10,528	48,668	-	937,938	986,606	-
Finance leases	5,182	748	1,009	6,939	-	345,338	352,277	-
Other consumer loans	7,616	4,777	9,543	21,936	-	654,473	676,409	3,750
Total loans held for investment	$48,902	$87,395	$392,982	$529,279	$144,443	$8,323,094	$8,996,816	$120,204
_____________
(1)

Includes nonaccrual loans and accruing loans that were contractually delinquent 90 days or more (i.e., FHA/VA guaranteed loans and credit cards). Credit card loans continue to accrue finance charges and fees until charged-off at 180 days.

(2)

It is the Corporation's policy to report delinquent residential mortgage loans insured by the FHA, guaranteed by the VA, and other government-insured loans as past-due loans 90 days and still accruing as opposed to nonaccrual loans since the principal repayment is insured. These balances include $47.8 million of residential mortgage loans insured by the FHA and/or guaranteed by the VA that were over 15 months delinquent, and were no longer accruing interest as of March 31, 2019, taking into consideration FHA interest curtailment process.

(3)

As of March 31, 2019, includes $44.6 million of defaulted loans collateralizing GNMA securities for which the Corporation has an unconditional option (but not an obligation) to repurchase the defaulted loans.

(4)

According to the Corporation's delinquency policy and consistent with the instructions for the preparation of the Consolidated Financial Statements for Bank Holding Companies (FR Y-9C) required by the Federal Reserve Board, residential mortgage, commercial mortgage, and construction loans are considered past due when the borrower is in arrears on two or more monthly payments. FHA/VA government-guaranteed loans, other residential mortgage loans, commercial mortgage loans, land loans, construction-commercial loans, and construction-residential loans past due 30-59 days as of March 31, 2019 amounted to $5.8 million, $106.6 million, $6.0 million, $0.1 million, $5.2 million, and $0.5 million respectively.

As of December 31, 2018
	30-59 Days Past Due	60-89 Days Past Due	90 days or more Past Due (1)(2)(3)	Total Past Due	Purchased Credit- Impaired Loans	Current	Total loans held for investment	90 days past due and still accruing (1)(2)(3)
(In thousands)
Residential mortgage:
FHA/VA government-guaranteed
loans (2)(3)(4)	$-	$4,183	$104,751	$108,934	$-	$38,271	$147,205	$104,751
Other residential mortgage loans (2)(4)	-	62,077	161,851	223,928	143,176	2,648,899	3,016,003	14,564
Commercial:
Commercial and Industrial loans	2,550	66	35,385	38,001	-	2,110,110	2,148,111	5,003
Commercial mortgage loans (4)	-	1,038	110,482	111,520	3,464	1,407,678	1,522,662	946
Construction:
Land (4)	-	207	6,327	6,534	-	13,779	20,313	67
Construction-commercial (4)	-	-	-	-	-	47,965	47,965	-
Construction-residential (4)	-	-	2,102	2,102	-	9,049	11,151	-
Consumer:
Auto loans	31,070	7,103	11,212	49,385	-	897,091	946,476	-
Finance leases	5,502	1,362	1,329	8,193	-	325,343	333,536	-
Other consumer loans	9,898	4,542	11,617	26,057	-	638,644	664,701	3,752
Total loans held for investment	$49,020	$80,578	$445,056	$574,654	$146,640	$8,136,829	$8,858,123	$129,083
____________
(1)

Includes nonaccrual loans and accruing loans that were contractually delinquent 90 days or more (i.e., FHA/VA guaranteed loans and credit cards). Credit card loans continue to accrue finance charges and fees until charged-off at 180 days.

(2)

It is the Corporation's policy to report delinquent residential mortgage loans insured by the FHA, guaranteed by the VA, and other government-insured loans as past-due loans 90 days and still accruing as opposed to nonaccrual loans since the principal repayment is insured. These balances include $51.4 million of residential mortgage loans insured by the FHA and/or guaranteed by the VA that were over 15 months delinquent, and are no longer accruing interest as of December 31, 2018, taking into consideration the FHA interest curtailment process.

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

The Corporation’s commercial and construction loans credit quality indicators as of March 31, 2019 and December 31, 2018 are summarized below:

	Commercial Credit Exposure-Credit Risk Profile Based on Creditworthiness Category:
	Special Mention	Substandard	Doubtful	Loss	Total Criticized Assets (1)	Total Portfolio
March 31, 2019
(In thousands)
Commercial mortgage	$170,218	$249,975	$12,158	$-	$432,351	$1,558,724
Construction:
Land	-	6,889	-	-	6,889	19,662
Construction-commercial	-	-	-	-	-	53,384
Construction-residential	-	1,869	-	-	1,869	11,461
Commercial and Industrial	78,472	42,887	877	274	122,510	2,211,731

	Commercial Credit Exposure-Credit Risk Profile Based on Creditworthiness Category:
	Special Mention	Substandard	Doubtful	Loss	Total Criticized Assets (1)	Total Portfolio
December 31, 2018
(In thousands)
Commercial mortgage	$172,260	$276,935	$1,701	$-	$450,896	$1,522,662
Construction:
Land	-	7,407	-	-	7,407	20,313
Construction-commercial	-	-	-	-	-	47,965
Construction-residential	-	2,102	-	-	2,102	11,151
Commercial and Industrial	85,557	45,274	6,114	396	137,341	2,148,111
_________
(1)

Excludes nonaccrual commercial mortgage loan held for sale of $7.4 million as of March 31, 2019 and $16.1 million of nonaccrual loans held for sale ($11.4 million commercial mortgage, $3.0 million construction-commercial, and $1.7 million commercial and industrial) as of December 31, 2018.

The Corporation considers a loan as a criticized asset if its risk rating is Special Mention, Substandard, Doubtful, or Loss.   These categories are defined as follows:

Special Mention – A Special Mention asset has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the Corporation’s credit position at some future date. Special Mention assets are not adversely classified and do not expose the Corporation sufficient risk to warrant adverse classification.

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

The Corporation periodically reviews its loan classifications to evaluate if they are properly classified, and to determine impairment, if any. The frequency of these reviews will depend on the amount of the aggregate outstanding debt, and the risk rating classification of the obligor. In addition, during the renewal and annual review process of applicable credit facilities, the Corporation evaluates the corresponding loan grades.

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

The Corporation's consumer and residential loans credit quality indicators as of March 31, 2019 and December 31, 2018 are summarized below:

March 31, 2019	Consumer Credit Exposure-Credit Risk Profile Based on Payment Activity
	Residential Real-Estate		Consumer
	FHA/VA/ Guaranteed (1)	Other residential loans	Auto	Finance Leases	Other Consumer
(In thousands)
Performing	$141,655	$2,711,879	$976,078	$351,268	$670,616
Purchased Credit-Impaired (2)	-	140,979	-	-	-
Nonaccrual	-	132,049	10,528	1,009	5,793
Total	$141,655	$2,984,907	$986,606	$352,277	$676,409

(1)

It is the Corporation's policy to report delinquent residential mortgage loans insured by the FHA, guaranteed by the VA, and other government-insured loans as 90 days past-due loans and still accruing as opposed to nonaccrual loans since the principal repayment is insured. This balance includes $47.8 million of residential mortgage loans insured by the FHA that were over 15 months delinquent, and were no longer accruing interest as of March 31, 2019, taking into consideration the FHA interest curtailment process.

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

The following tables present information about impaired loans held for investment, excluding PCI loans, which are reported separately, as discussed below:

Impaired Loans

				Impaired Loans
	Impaired Loans - With a Related Specific Allowance			With No Related Specific Allowance		Impaired Loans Total
	Recorded Investment (1)	Unpaid Principal Balance	Related Specific Allowance	Recorded Investment (1)	Unpaid Principal Balance	Recorded Investment (1)	Unpaid Principal Balance	Related Specific Allowance
(In thousands)
As of March 31, 2019
FHA/VA-Guaranteed loans	$-	$-	$-	$-	$-	$-	$-	$-
Other residential mortgage loans	299,219	336,141	20,753	94,516	129,242	393,735	465,383	20,753
Commercial:
Commercial mortgage loans	172,632	189,667	20,314	49,549	57,363	222,181	247,030	20,314
Commercial and Industrial loans	52,083	73,014	4,112	30,264	47,294	82,347	120,308	4,112
Construction:
Land	2,333	2,869	546	2,359	2,894	4,692	5,763	546
Construction-commercial	-	-	-	-	-	-	-	-
Construction-residential	532	580	50	956	1,531	1,488	2,111	50
Consumer:
Auto loans	16,833	16,833	3,713	127	247	16,960	17,080	3,713
Finance leases	1,572	1,757	114	-	-	1,572	1,757	114
Other consumer loans	7,743	8,342	952	2,153	3,398	9,896	11,740	952
	$552,947	$629,203	$50,554	$179,924	$241,969	$732,871	$871,172	$50,554

(1) Excludes accrued interest receivable.
				Impaired Loans
	Impaired Loans - With a Related Specific Allowance			With No Related Specific Allowance		Impaired Loans Total
	Recorded Investment (1)	Unpaid Principal Balance	Related Specific Allowance	Recorded Investment (1)	Unpaid Principal Balance	Recorded Investment (1)	Unpaid Principal Balance	Related Specific Allowance
(In thousands)
As of December 31, 2018
FHA/VA-Guaranteed loans	$-	$-	$-	$-	$-	$-	$-	$-
Other residential mortgage loans	293,494	325,897	19,965	110,238	148,920	403,732	474,817	19,965
Commercial:
Commercial mortgage loans	184,068	201,116	17,684	43,358	49,253	227,426	250,369	17,684
Commercial and Industrial loans	61,162	76,027	9,693	30,030	48,085	91,192	124,112	9,693
Construction:
Land	2,444	2,923	552	2,431	2,927	4,875	5,850	552
Construction-commercial	-	-	-	-	-	-	-	-
Construction-residential	1,718	2,370	208	-	-	1,718	2,370	208
Consumer:
Auto loans	17,781	17,781	3,689	250	250	18,031	18,031	3,689
Finance leases	1,914	1,914	102	22	22	1,936	1,936	102
Other consumer loans	9,291	10,066	2,083	2,068	2,750	11,359	12,816	2,083
	$571,872	$638,094	$53,976	$188,397	$252,207	$760,269	$890,301	$53,976

(1) Excludes accrued interest receivable.

	Average Recorded Investment (1)	Interest Income on Accrual Basis	Interest Income on Cash Basis	Total Interest Income
(In thousands)
Quarter Ended March 31, 2019

FHA/VA-Guaranteed loans	$-	$-	$-	$-
Other residential mortgage loans	395,659	4,424	253	4,677
Commercial:
Commercial mortgage loans	229,178	2,004	107	2,111
Commercial and Industrial loans	86,684	955	3	958
Construction:
Land	4,767	20	11	31
Construction-commercial	-	-	-	-
Construction-residential	1,494	-	-	-
Consumer:
Auto loans	17,619	320	-	320
Finance leases	1,758	36	-	36
Other consumer loans	10,475	244	26	270
	$747,634	$8,003	$400	$8,403
(1) Excludes accrued interest receivable.

	Average Recorded Investment (1)	Interest Income on Accrual Basis	Interest Income on Cash Basis	Total Interest Income
(In thousands)
Quarter Ended March 31, 2018

FHA/VA-Guaranteed loans	$-	$-	$-	$-
Other residential mortgage loans	419,384	4,377	401	4,778
Commercial:
Commercial mortgage loans	163,749	743	84	827
Commercial and Industrial loans	117,207	548	31	579
Construction:
Land	11,864	25	8	33
Construction-commercial	-	-	-	-
Construction-residential	252	-	-	-
Consumer:
Auto loans	21,337	399	-	399
Finance leases	1,958	35	-	35
Other consumer loans	12,240	312	44	356
	$747,991	$6,439	$568	$7,007
(1) Excludes accrued interest receivable.

The following table show the activity for impaired loans during the first quarters of 2019 and 2018:

	Quarter ended
	March 31, 2019	March 31, 2018
Impaired Loans:	(In thousands)
Balance at beginning of period	$760,269	$790,308
Loans determined impaired during the period	10,702	61,408
Charge-offs (1)	(13,421)	(17,213)
Loans sold, net of charge-offs	-	(4,121)
Increases to existing impaired loans	1,253	6,998
Foreclosures	(7,984)	(11,675)
Loans no longer considered impaired	(152)	(1,507)
Loans transferred to held for sale	-	(57,213)
Paid in full, partial payments and other	(17,796)	(20,705)
Balance at end of period	$732,871	$746,280

(1)	The first quarter of 2018 includes charge-offs totaling $9.7 million associated with $57.2 million in nonaccrual loans transferred to held for sale.

PCI Loans

   The Corporation acquired PCI loans accounted for under ASC Topic 310-30, “Receivables – Loans and Debt Securities Acquired with Deteriorated Credit Quality” (“ASC Topic 310-30”), as part of a transaction that closed on February 27, 2015 in which FirstBank acquired 10 Puerto Rico branches of Doral Bank, acquired certain assets, including PCI loans, and assumed deposits, through an alliance with Banco Popular of Puerto Rico, which was the successful lead bidder with the FDIC on the failed Doral Bank, as well as other co-bidders. The Corporation also acquired PCI loans in previously completed asset acquisitions that are accounted for under ASC Topic 310-30. These previous transactions include the acquisition from Doral Financial in the second quarter of 2014 of all its rights, title and interest in first and second residential mortgages loans in full satisfaction of secured borrowings owed by such entity to FirstBank.

Under ASC Topic 310-30, the acquired PCI loans were aggregated into pools based on similar characteristics (i.e.  delinquency status and loan terms). Each loan pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. Since the loans are accounted for under ASC Topic 310-30, they are not considered nonacrrual and will continue to have an accretable yield as long as there is a reasonable expectation about the timing and amount of cash flows expected to be collected. The Corporation recognizes additional losses on this portfolio when it is probable that the Corporation will be unable to collect all cash flows expected as of the acquisition date.

The carrying amounts of PCI loans were as follows:
	As of
	March 31,	December 31,
	2019	2018
(In thousands)
Residential mortgage loans	$140,979	$143,176
Commercial mortgage loans	3,464	3,464
Total PCI loans	$144,443	$146,640
Allowance for loan losses	(11,354)	(11,354)
Total PCI loans, net of allowance for loan losses	$133,089	$135,286

The following tables present PCI loans by past due status as of March 31, 2019 and December 31, 2018:

As of March 31, 2019	30-59 Days	60-89 Days	90 days or more	Total Past Due		Total PCI loans
					Current
(In thousands)
Residential mortgage loans	$-	$7,490	$25,643	$33,133	$107,846	$140,979
Commercial mortgage loans	-	-	2,517	2,517	947	3,464
Total (1)	$-	$7,490	$28,160	$35,650	$108,793	$144,443
_____________
(1)

According to the Corporation's delinquency policy and consistent with the instructions for the preparation of the Consolidated Financial Statements for Bank Holding Companies (FR Y-9C) required by the Federal Reserve Board, residential mortgage and commercial mortgage loans are considered past due when the borrower is in arrears two or more monthly payments. PCI residential mortgage loans past due 30-59 days as of March 31, 2019 amounted to $12.8 million. No PCI commercial mortgage loan was 30-59 days past due as of March 31, 2019.

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

Changes in Accretable Yield of Acquired Loans

Subsequent to the acquisition of loans, the Corporation is required to periodically evaluate its estimate of cash flows expected to be collected. These evaluations, performed quarterly, require the continued use of key assumptions and estimates, similar to the initial estimate of fair value. Subsequent changes in the estimated cash flows expected to be collected may result in changes in the accretable yield and non-accretable difference or reclassifications from non-accretable yield to accretable yield. Increases in the cash flows expected to be collected will generally result in an increase in interest income over the remaining life of the loan or pool of loans. Decreases in expected cash flows due to further credit deterioration will generally result in an impairment charge recognized in the Corporation’s provision for loan and lease losses, resulting in an increase to the allowance for loan and lease losses. As of each March 31, 2019 and December 31, 2018, the reserve related to PCI loans acquired from Doral Financial in 2014 and from Doral Bank in 2015 amounted to $11.4 million.

Changes in the accretable yield of PCI loans for the quarters ended March 31, 2019 and 2018 were as follows:

	March 31, 2019	March 31, 2018
(In thousands)
Balance at beginning of period	$93,493	$103,682
Accretion recognized in earnings	(2,433)	(2,623)
Balance at end of period	$91,060	$101,059

Changes in the carrying amount of PCI loans accounted for pursuant to ASC Topic 310-30 were as follows:

	Quarter ended	Quarter ended
	March 31, 2019	March 31, 2018
(In thousands)
Balance at beginning of period	$146,640	$158,174
Accretion	2,433	2,623
Collections	(3,840)	(3,396)
Foreclosures	(790)	(2,120)
Ending balance	$144,443	$155,281
Allowance for loan losses	(11,354)	(11,251)
Ending balance, net of allowance for loan losses	$133,089	$144,030

Changes in the allowance for loan losses related to PCI loans were as follows:

	Quarter ended	Quarter ended
	March 31, 2019	March 31, 2018
(In thousands)
Balance at beginning of period	$11,354	$11,251
Provision for loan losses	-	-
Balance at the end of period	$11,354	$11,251

The outstanding principal balance of PCI loans, including amounts charged off by the Corporation, amounted to $178.2 million as of March 31, 2019 (compared to - $181.1 million as of December 31, 2018).

Purchases and Sales of Loans

During the first quarter of 2019, the Corporation purchased $4.3 million of residential mortgage loans as part of a strategic program to purchase ongoing residential mortgage loan production from mortgage bankers in Puerto Rico. In general, the loans purchased from mortgage bankers were conforming residential mortgage loans. Purchases of conforming residential mortgage loans provide the Corporation the flexibility to retain or sell the loans, including through securitization transactions, depending upon the Corporation’s interest rate risk management strategies. When the Corporation sells such loans, it generally keeps the servicing of the loans.

In the ordinary course of business, the Corporation sells residential mortgage loans (originated or purchased) to GNMA and GSEs such as FNMA and FHLMC, which generally securitize the transferred loans into MBS for sale into the secondary market. During the first quarter of 2019, the Corporation sold $51.0 million of FHA/VA mortgage loans to GNMA, which packaged them into MBS. Also, during the first quarter of 2019, the Corporation sold approximately $26.3 million of performing residential mortgage loans to FNMA and FHLMC. The Corporation’s continuing involvement in these sold loans consists primarily of servicing the loans. In addition, the Corporation agreed to repurchase loans if it breaches any of the representations and warranties included in the sale agreement. These representations and warranties are consistent with the GSEs’ selling and servicing guidelines (i.e., ensuring that the mortgage was properly underwritten according to established guidelines).

For loans sold to GNMA, the Corporation holds an option to repurchase individual delinquent loans issued on or after January 1, 2003 when the borrower fails to make any payment for three consecutive months. This option gives the Corporation the ability, but not the obligation, to repurchase the delinquent loans at par without prior authorization from GNMA.

Under ASC Topic 860, “Transfer and Servicing” once the Corporation has the unilateral ability to repurchase the delinquent loan, it is considered to have regained effective control over the loan and is required to recognize the loan and a corresponding repurchase liability on the balance sheet regardless of the Corporation’s intent to repurchase the loan. As of March 31, 2019 and December 31, 2018, rebooked GNMA delinquent loans included in the residential mortgage loan portfolio amounted to $44.6 million and $43.6 million, respectively.

During the first quarters of 2019 and 2018, the Corporation repurchased, pursuant to its repurchase option with GNMA, $4.2 million and $1.1 million, respectively, of loans previously sold to GNMA. The principal balance of these loans is fully guaranteed and the risk of loss related to the repurchased loans is generally limited to the difference between the delinquent interest payment advanced to GNMA, which is computed at the loan’s interest rate and the interest payments reimbursed by FHA, which are computed at a pre-determined debenture rate.  Repurchases of GNMA loans allow the Corporation, among other things, to maintain acceptable delinquency rates on outstanding GNMA pools and remain as a seller and servicer in good standing with GNMA. Historically, losses for violations of representations and warranties, and on optional repurchases of GNMA delinquent loans, have been immaterial and no provision has been made at the time of sale.

Loan sales to FNMA and FHLMC are without recourse in relation to the future performance of the loans.  The Corporation repurchased at par loans previously sold to FNMA and FHLMC in the amount of $63 thousand and $3 thousand during the first quarters of 2019 and 2018, respectively. The Corporation’s risk of loss with respect to these loans is also minimal as these repurchased loans are generally performing loans with documentation deficiencies.

In addition, during the first quarter of 2019, the Corporation sold $4.8 million in nonaccrual commercial loans held for sale. The Corporation recorded a $0.2 million gain on the sale of these nonaccrual loans in the first quarter of 2019, reported as part of “Other non-interest income” in the consolidated statement of income

During the first quarter of 2018, the Corporation sold a $5.6 million commercial and industrial adversely-classified loan in Puerto Rico, recording a charge-off of $1.3 million, and a $9.2 million commercial and industrial loan participation in the Florida region.

Loan Portfolio Concentration

     The Corporation’s primary lending area is Puerto Rico.  The Corporation’s banking subsidiary, FirstBank, also lends in the USVI and BVI markets and in the United States (principally in the state of Florida).  Of the total gross loans held for investment of $9.0 billion as of March 31, 2019, credit risk concentration was approximately 74% in Puerto Rico, 21% in the United States, and 5% in the USVI and BVI.

    As of March 31, 2019, the Corporation had $60.6 million outstanding in loans extended to the Puerto Rico government, its municipalities and public corporations, compared to $61.6 million as of December 31, 2018. Approximately $46.3 million of the outstanding loans as of March 31, 2019 consisted of loans extended to municipalities in Puerto Rico, which in most cases are supported by assigned property tax revenues.  The vast majority of revenues of the municipalities included in the Corporation’s loan portfolio are independent of the Puerto Rico central government. These municipalities are required by law to levy special property taxes in such amounts as are required for the payment of all of their respective general obligation bonds and notes. Late in 2015, the GDB and the Municipal Revenue Collection Center (“CRIM”) signed and perfected a deed of trust. Through this deed, the GDB, as fiduciary, is bound to keep the CRIM funds separate from any other deposits and must distribute the funds pursuant to applicable law. The CRIM funds are deposited at another commercial depository financial institution in Puerto Rico. In addition to loans extended to municipalities, the Corporation’s exposure to the Puerto Rico government as of March 31, 2019 includes a $14.3 million loan granted to an affiliate of PREPA.

    In addition, as of March 31, 2019, the Corporation had $111.5 million in exposure to residential mortgage loans that are guaranteed by the Puerto Rico Housing Finance Authority, compared to $112.1 million as of December 31, 2018. Residential mortgage loans guaranteed by the Puerto Rico Housing Finance Authority are secured by the underlying properties and the guarantees serve to cover shortfalls in collateral in the event of a borrower default. The Puerto Rico government guarantees up to $75 million of the principal under the mortgage loan insurance program. According to the most recently-released audited financial statements of the Puerto Rico Housing Finance Authority, as of June 30, 2016, the Puerto Rico Housing Finance Authority’s mortgage loans insurance program covered loans in an aggregate of approximately $576 million. The regulations adopted by the Puerto Rico Housing Finance Authority require the establishment of adequate reserves to guarantee the solvency of the mortgage loan insurance fund. As of June 30, 2016, the most recent date as to which information is available, the Puerto Rico Housing Finance Authority had a restricted net position for such purposes of approximately $77.4 million.

The Corporation also has credit exposure to USVI government entities. As of March 31, 2019, the Corporation had $61.6 million in loans to USVI government instrumentalities and public corporations, compared to $55.8 million as of December 31, 2018. Of the amount outstanding as of March 31, 2019, public corporations of the USVI owed approximately $38.4 million and an independent instrumentality of the USVI government owed approximately $23.2 million. As of March 31, 2019, all loans were currently performing and up to date on principal and interest payments.

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

Troubled Debt Restructurings

The Corporation provides homeownership preservation assistance to its customers through a loss mitigation program in Puerto Rico that is similar to the U.S. government’s Home Affordable Modification Program guidelines. Depending upon the nature of borrowers’ financial condition, restructurings or loan modifications through this program, as well as other restructurings of individual commercial, commercial mortgage, construction, and residential mortgage loans, fit the definition of a TDR. A restructuring of a debt constitutes a TDR if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. Modifications involve changes in one or more of the loan terms that bring a defaulted loan current and provide sustainable affordability. Changes may include, among others, the extension of the maturity of the loan and modifications of the loan rate. As of March 31, 2019, the Corporation’s total TDR loans held for investment of $589.8 million consisted of $328.7 million of residential mortgage loans, $72.3 million of commercial and industrial loans, $155.3 million of commercial mortgage loans, $5.1 million of construction loans, and $28.3 million of consumer loans. Outstanding unfunded commitments on TDR loans amounted to $0.3 million as of March 31, 2019.

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

   Prior to permanently modifying a loan, the Corporation may enter into trial modifications with certain borrowers. Trial modifications generally represent a six-month period during which the borrower makes monthly payments under the anticipated modified payment terms prior to a formal modification. Upon successful completion of a trial modification, the Corporation and the borrower enter into a permanent modification. TDR loans that are participating in or that have been offered a binding trial modification are classified as TDRs when the trial offer is made and continue to be classified as TDRs regardless of whether the borrower enters into a permanent modification. As of March 31, 2019, the Corporation classified an additional $1.4 million of residential mortgage loans as TDRs that were participating in or had been offered a trial modification.

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

     Selected information on all of the Corporation's TDR loans held for investment based on the recorded investment by loan class and modification type is summarized in the following tables. This information reflects all of the Corporation's TDRs held for investment:

	As of March 31, 2019
	Interest rate below market	Maturity or term extension	Combination of reduction in interest rate and extension of maturity	Forgiveness of principal and/or interest	Forbearance Agreement	Other (1)	Total
(In thousands)
Troubled Debt Restructurings:
Non- FHA/VA residential mortgage loans	$21,898	$11,827	$234,073	$-	$143	$60,804	$328,745
Commercial Mortgage loans (2)	3,919	1,819	120,363	-	20,059	9,173	155,333
Commercial and Industrial loans	644	19,249	13,092	-	1,262	38,101	72,348
Construction loans:
Land	27	2,447	1,866	-	-	242	4,582
Construction-commercial	-	-	-	-	-	-	-
Construction-residential	-	532	-	-	-	-	532
Consumer loans - Auto	-	1,368	9,448	-	-	6,144	16,960
Finance leases	-	82	1,043	-	-	447	1,572
Consumer loans - Other	1,305	1,257	5,453	341	-	1,367	9,723
Total Troubled Debt Restructurings	$27,793	$38,581	$385,338	$341	$21,464	$116,278	$589,795

(1)

Other concessions granted by the Corporation include deferral of principal and/or interest payments for a period longer than what would be considered insignificant, payment plans under judicial stipulation, or a combination of the concessions listed in the table.

(2)	Excludes commercial mortgage TDR loans held for sale amounting to $7.4 million as of March 31, 2019.

	As of December 31, 2018
	Interest rate below market	Maturity or term extension	Combination of reduction in interest rate and extension of maturity	Forgiveness of principal and/or interest	Forbearance Agreement	Other (1)	Total
(In thousands)
Troubled Debt Restructurings:
Non- FHA/VA residential mortgage loans	$22,729	$11,586	$239,348	$-	$145	$60,094	$333,902
Commercial Mortgage loans (2)	3,966	2,005	122,709	-	-	9,269	137,949
Commercial and Industrial loans (3)	664	19,769	13,323	-	2,673	38,492	74,921
Construction loans:
Land	16	2,524	1,933	-	-	292	4,765
Construction-commercial	-	-	-	-	-	-	-
Construction-residential	-	545	-	-	-	217	762
Consumer loans - Auto	-	1,517	10,085	-	-	6,429	18,031
Finance leases	-	101	1,186	-	-	648	1,935
Consumer loans - Other	1,396	1,236	5,651	275	-	1,824	10,382
Total Troubled Debt Restructurings	$28,771	$39,283	$394,235	$275	$2,818	$117,265	$582,647

(1)

Other concessions granted by the Corporation include deferral of principal and/or interest payments for a period longer than what would be considered insignificant, payment plans under judicial stipulation, or a combination of the concessions listed in the table.

(2)	Excludes commercial mortgage TDR loans held for sale amounting to $11.1 million as of December 31, 2018.
(3)	Excludes commercial and industrial TDR loans held for sale amounting to $0.9 million as of December 31, 2018.

The following table presents the Corporation's TDR loans held for investment activity:

	Quarter Ended
	March 31, 2019	March 31, 2018
(In thousands)
Beginning balance of TDRs	$582,647	$587,219
New TDRs	25,459	43,419
Increases to existing TDRs	1,175	6,771
Charge-offs post modification (1)	(2,821)	(9,171)
Foreclosures	(3,643)	(7,043)
TDRs transferred to held for sale, net of charge-off	-	(30,000)
Paid-off, partial payments and other	(13,022)	(18,819)
Ending balance of TDRs	$589,795	$572,376

(1)	The first quarter of 2018 includes a charge-off of $5.1 million associated with a $30.0 million construction loan transferred to held for sale.

TDR loans are classified as either accrual or nonaccrual loans. Loans in accrual status may remain in accrual status when their contractual terms have been modified in a TDR if the loans had demonstrated performance prior to the restructuring and payment in full under the restructured terms is expected. Otherwise, loans on nonaccrual and restructured as a TDR will remain on nonaccrual status until the borrower has proven the ability to perform under the modified structure, generally for a minimum of six months, and there is evidence that such payments can, and are likely to, continue as agreed. Performance prior to the restructuring, or significant events that coincide with the restructuring, are included in assessing whether the borrower can meet the new terms and may result in the loan being returned to accrual status at the time of the restructuring or after a shorter performance period. If the borrower’s ability to meet the revised payment schedule is uncertain, the loan remains classified as a nonaccrual loan. Loan modifications increase the Corporation’s interest income by returning a nonaccrual loan to performing status, if applicable, increase cash flows by providing for payments to be made by the borrower, and limit increases in foreclosure and OREO costs. A TDR loan that specifies an interest rate that at the time of the restructuring is greater than or equal to the rate the Corporation is willing to accept for a new loan with comparable risk may not be reported as a TDR, or an impaired loan in the calendar years subsequent to the restructuring, if it is in compliance with its modified terms. The Corporation did not remove any loans from the TDR classification during the first quarters of 2019 and 2018.

The following tables provide a breakdown of the TDR loans held for investment by those in accrual and nonaccrual status:

	As of March 31, 2019

	Accrual	Nonaccrual (1)	Total TDRs
(In thousands)
Non-FHA/VA residential mortgage loans	$272,661	$56,084	$328,745
Commercial Mortgage loans (2)	126,151	29,182	155,333
Commercial and Industrial loans	64,386	7,962	72,348
Construction loans:
Land	989	3,593	4,582
Construction-commercial	-	-	-
Construction-residential	-	532	532
Consumer loans - Auto	11,176	5,784	16,960
Finance leases	1,529	43	1,572
Consumer loans - Other	9,048	675	9,723
Total Troubled Debt Restructurings	$485,940	$103,855	$589,795

(1)

Included in nonaccrual loans are $25.5 million in loans that are performing under the terms of the restructuring agreement but are reported in nonaccrual status until the restructured loans meet the criteria of sustained payment performance under the revised terms for reinstatement to accrual status and are deemed fully collectible.

(2)	Excludes commercial mortgage TDR loans held for sale amounting to $7.4 million as of March 31, 2019.

	As of December 31, 2018

	Accrual	Nonaccrual (1)	Total TDRs
(In thousands)
Non-FHA/VA residential mortgage loans	$271,766	$62,136	$333,902
Commercial Mortgage loans (2)	116,830	21,119	137,949
Commercial and Industrial loans (3)	66,603	8,318	74,921
Construction loans:
Land	1,071	3,694	4,765
Construction-commercial	-	-	-
Construction-residential	-	762	762
Consumer loans - Auto	11,842	6,189	18,031
Finance leases	1,791	144	1,935
Consumer loans - Other	9,025	1,357	10,382
Total Troubled Debt Restructurings	$478,928	$103,719	$582,647

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

TDR loans exclude restructured residential mortgage loans that are government-guaranteed (e.g.,  FHA/VA loans) totaling $61.0 million as of March 31, 2019 (compared with $60.5 million as of December 31, 2018). The Corporation excludes FHA/VA guaranteed loans from TDR loan statistics given that, in the event that the borrower defaults on the loan, the principal and interest (at the specified debenture rate) are guaranteed by the U.S. government; therefore, the risk of loss on these types of loans is very low. The Corporation does not consider loans with U.S. federal government guarantees to be impaired loans for the purpose of calculating the allowance for loan and lease losses.

Loan modifications that are considered TDR loans completed during the first quarters of 2019 and 2018 were as follows:

	Quarter ended March 31, 2019
	Number of contracts	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
(Dollars in thousands)
Troubled Debt Restructurings:
Non-FHA/VA residential mortgage loans	29	$3,178	$3,191
Commercial Mortgage loans	3	22,510	20,334
Commercial and Industrial loans	4	107	106
Construction loans:
Land	1	12	12
Construction-commercial	-	-	-
Construction-residential	-	-	-
Consumer loans - Auto	62	947	947
Finance leases	7	159	159
Consumer loans - Other	148	692	710
Total Troubled Debt Restructurings	254	$27,605	$25,459

	Quarter ended March 31, 2018
	Number of contracts	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
(Dollars in thousands)
Troubled Debt Restructurings:
Non-FHA/VA residential mortgage loans	24	$2,608	$2,614
Commercial Mortgage loans	3	36,746	36,758
Commercial and Industrial loans	3	2,597	2,582
Consumer loans - Auto	45	680	680
Consumer loans - Other	136	785	785
Total Troubled Debt Restructurings	211	$43,416	$43,419

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

Loan modifications considered TDR loans that defaulted during the quarters ended March 31, 2019 and March 31, 2018, and had become TDR during the 12-months preceding the default date, were as follows:

	Quarter ended March 31,
	2019		2018
	Number of contracts	Recorded Investment	Number of contracts	Recorded Investment
(Dollars in thousands)
Non-FHA/VA residential mortgage loans	-	$-	4	$387
Consumer loans - Auto	20	251	2	23
Finance leases	-	-	1	22
Consumer loans - Other	18	47	11	54
Total	38	$298	18	$486

For certain TDR loans, the Corporation splits the loans into two new notes, A and B notes. The A note is restructured to comply with the Corporation’s lending standards at current market rates, and is tailored to suit the customer’s ability to make timely interest and principal payments. The B note includes the granting of the concession to the borrower and varies by situation. The B note is fully charged off but the obligation is not forgiven to the borrower, and payments collected are accounted for as recoveries of previous charged-off amounts. A partial charge-off may be recorded if the B note is collateral dependent and the source of repayment is independent of Note A. At the time of the restructuring, the A note is identified and classified as a TDR loan. If the loan performs for at least six months according to the modified terms, the A note may be returned to accrual status. The borrower’s payment performance prior to the restructuring is included in assessing whether the borrower can meet the new terms and may result in the loan being returned to accrual status at the time of the restructuring. In the periods following the calendar year in which a loan is restructured, the A note may no longer be reported as a TDR loan if it is in accrual status, is in compliance with its modified terms, and yields a market rate (as determined and documented at the time of the restructuring).

The following tables provide additional information about the volume of this type of loan restructuring and the effect on the allowance for loan and lease losses in the first quarter of 2019 and 2018:

(In thousands)	March 31, 2019	March 31, 2018
Beginning balance	$33,840	$35,577
New TDR loan splits	20,059	-
Paid-off and partial payments	(331)	(24)
Ending balance	$53,568	$35,553

(In thousands)	March 31, 2019	March 31, 2018
Allowance for loan losses at the beginning of the year	$473	$3,846
Charges to the provision for loan losses	487	1,412
Allowance for loan losses at the end of the year	$960	$5,258

Approximately $41.6 million of the loans restructured using the A/B note restructure workout strategy were in accrual status as of March 31, 2019. These loans continue to be individually evaluated for impairment purposes.

NOTE 8 – ALLOWANCE FOR LOAN AND LEASE LOSSES

The changes in the allowance for loan and lease losses were as follows:

Quarter ended March 31, 2019	Residential Mortgage Loans	Commercial Mortgage Loans	Commercial & Industrial Loans	Construction Loans	Consumer Loans	Total
(In thousands)
Allowance for loan and lease losses:
Beginning balance	$50,794	$55,581	$32,546	$3,592	$53,849	$196,362
Charge-offs	(6,173)	(2,400)	(6,311)	(207)	(13,269)	(28,360)
Recoveries	626	128	1,095	41	2,020	3,910
Provision (release)	6,639	121	(5,009)	(95)	10,164	11,820
Ending balance	$51,886	$53,430	$22,321	$3,331	$52,764	$183,732
Ending balance: specific reserve for
impaired loans	$20,753	$20,314	$4,112	$596	$4,779	$50,554
Ending balance: purchased credit-impaired loans (1)	$10,954	$400	$-	$-	$-	$11,354
Ending balance: general allowance	$20,179	$32,716	$18,209	$2,735	$47,985	$121,824
Loans held for investment:
Ending balance	$3,126,562	$1,558,724	$2,211,731	$84,507	$2,015,292	$8,996,816
Ending balance: impaired loans	$393,735	$222,181	$82,347	$6,180	$28,428	$732,871
Ending balance: purchased credit-
impaired loans	$140,979	$3,464	$-	$-	$-	$144,443
Ending balance: loans with general allowance	$2,591,848	$1,333,079	$2,129,384	$78,327	$1,986,864	$8,119,502

(1)	Refer to Note 7 - Loans Held for Investment - PCI Loans for a detail of changes in the allowance for loan losses related to PCI loans.

Quarter ended March 31, 2018	Residential Mortgage Loans	Commercial Mortgage Loans	Commercial & Industrial Loans	Construction Loans	Consumer Loans	Total
(In thousands)
Allowance for loan and lease losses:
Beginning balance	$58,975	$48,493	$48,871	$4,522	$70,982	$231,843
Charge-offs (1)	(3,371)	(6,810)	(1,930)	(5,177)	(12,072)	(29,360)
Recoveries	335	49	62	13	2,370	2,829
Provision (1)	447	8,661	656	4,764	6,016	20,544
Ending balance	$56,386	$50,393	$47,659	$4,122	$67,296	$225,856
Ending balance: specific reserve for
impaired loans	$22,546	$13,451	$14,375	$1,484	$5,074	$56,930
Ending balance: purchased credit-impaired loans (2)	$10,873	$378	$-	$-	$-	$11,251
Ending balance: general allowance	$22,967	$36,564	$33,284	$2,638	$62,222	$157,675
Loans held for investment:
Ending balance	$3,267,868	$1,552,503	$2,061,773	$79,150	$1,734,596	$8,695,890
Ending balance: impaired loans	$417,610	$162,126	$119,778	$12,067	$34,699	$746,280
Ending balance: purchased credit-
impaired loans	$151,067	$4,214	$-	$-	$-	$155,281
Ending balance: loans with general allowance	$2,699,191	$1,386,163	$1,941,995	$67,083	$1,699,897	$7,794,329

(1)

During the first quarter of 2018, the Corporation transferred to held for sale $57.2 million (net of fair value write-downs of $9.7 million) in nonaccrual loans to held for sale. Approximately $4.1 million of the $9.7 million in charge-offs recorded on the transfer was taken against previously-established reserve for loan losses, resulting in a charge to the provision of $5.6 million for the first quarter of 2018. Loans transferred to held for sale consisted of a $30.0 million nonaccrual construction loan (net of a $5.1 million fair value write-down) and two nonaccrual commercial mortgage loans totaling $27.2 million (net of fair value write-downs of $4.6 million).

(2)	Refer to Note 7 - Loans Held for Investment - PCI Loans for a detail of changes in the allowance for loan losses related to PCI loans.

The tables below present the allowance for loan and lease losses and the carrying value of loans by portfolio segment as of March 31, 2019 and December 31, 2018:

As of March 31, 2019	Residential Mortgage Loans	Commercial Mortgage Loans	Commercial and Industrial Loans		Consumer Loans
				Construction Loans
(Dollars in thousands)						Total
Impaired loans without specific reserves:
Principal balance of loans, net of charge-offs	$94,516	$49,549	$30,264	$3,315	$2,280	$179,924
Impaired loans with specific reserves:
Principal balance of loans, net of charge-offs	299,219	172,632	52,083	2,865	26,148	552,947
Allowance for loan and lease losses	20,753	20,314	4,112	596	4,779	50,554
Allowance for loan and lease losses to
principal balance	6.94%	11.77%	7.90%	20.80%	18.28%	9.14%
PCI loans:
Carrying value of PCI loans	140,979	3,464	-	-	-	144,443
Allowance for PCI loans	10,954	400	-	-	-	11,354
Allowance for PCI loans to carrying value	7.77%	11.55%				7.86%

Loans with general allowance:
Principal balance of loans	2,591,848	1,333,079	2,129,384	78,327	1,986,864	8,119,502
Allowance for loan and lease losses	20,179	32,716	18,209	2,735	47,985	121,824
Allowance for loan and lease losses to
principal balance	0.78%	2.45%	0.86%	3.49%	2.42%	1.50%

Total loans held for investment:
Principal balance of loans	$3,126,562	$1,558,724	$2,211,731	$84,507	$2,015,292	$8,996,816
Allowance for loan and lease losses	51,886	53,430	22,321	3,331	52,764	183,732
Allowance for loan and lease losses to
principal balance (1)	1.66%	3.43%	1.01%	3.94%	2.62%	2.04%

	Residential Mortgage Loans	Commercial Mortgage Loans	Commercial and Industrial Loans		Consumer Loans
				Construction Loans
As of December 31, 2018						Total

(Dollars in thousands)
Impaired loans without specific reserves:
Principal balance of loans, net of charge-offs	$110,238	$43,358	$30,030	$2,431	$2,340	$188,397

Impaired loans with specific reserves:
Principal balance of loans, net of charge-offs	293,494	184,068	61,162	4,162	28,986	571,872
Allowance for loan and lease losses	19,965	17,684	9,693	760	5,874	53,976
Allowance for loan and lease losses to
principal balance	6.80%	9.61%	15.85%	18.26%	20.26%	9.44%

PCI loans:
Carrying value of PCI loans	143,176	3,464	-	-	-	146,640
Allowance for PCI loans	10,954	400	-	-	-	11,354
Allowance for PCI loans to carrying value	7.65%	11.55%				7.74%

Loans with general allowance:
Principal balance of loans	2,616,300	1,291,772	2,056,919	72,836	1,913,387	7,951,214
Allowance for loan and lease losses	19,875	37,497	22,853	2,832	47,975	131,032
Allowance for loan and lease losses to
principal balance	0.76%	2.90%	1.11%	3.89%	2.51%	1.65%

Total loans held for investment:
Principal balance of loans	$3,163,208	$1,522,662	$2,148,111	$79,429	$1,944,713	$8,858,123
Allowance for loan and lease losses	50,794	55,581	32,546	3,592	53,849	196,362
Allowance for loan and lease losses to
principal balance (1)	1.61%	3.65%	1.52%	4.52%	2.77%	2.22%

(1)  Loans used in the denominator include PCI loans of $144.4 million and $146.6 million as of March 31, 2019 and December 31, 2018, respectively. However, the Corporation separately tracks and reports PCI loans and excludes these loans from the amounts of nonaccrual loans, impaired loans, TDRs and non-performing assets.

   As of March 31, 2019, the Corporation reduced to zero the reserve for unfunded loan commitments (compared to a reserve of $0.4 million as of December 31, 2018). The reserve for unfunded loan commitments is an estimate of the losses inherent in off-balance sheet loan commitments to borrowers that are experiencing financial difficulties at the balance sheet date. It is calculated by multiplying an estimated loss factor by an estimated probability of funding, and then by the period-end amounts for unfunded commitments. The reserve for unfunded loan commitments is included as part of accounts payable and other liabilities in the consolidated statements of financial condition and any changes to the reserve is included as part of other non-interest expenses in the consolidated statements of income.

NOTE 9 – LOANS HELD FOR SALE

The Corporation’s loans held-for-sale portfolio as of the dates indicated was composed of:

	March 31, 2019	December 31, 2018

(In thousands)
Residential mortgage loans	$25,794	$27,075
Construction loans	-	3,015
Commercial and Industrial loans (1)	-	1,725
Commercial mortgage loans (1)	7,381	11,371
Total	$33,175	$43,186

(1)	During the first quarter of 2019, the Corporation completed the sale of $4.8 million in nonacrrual loans held for sale ($3.7 million commercial mortgage and $1.1 million commercial and industrial).

NOTE 10 –  OTHER REAL ESTATE OWNED

The following table presents OREO inventory as of the dates indicated:

	March 31,	December 31,
	2019	2018
(In thousands)
OREO
OREO balances, carrying value:
Residential (1)	$50,076	$49,239
Commercial	68,904	71,838
Construction	10,736	10,325
Total	$129,716	$131,402

(1)

Excludes $16.2 million and $14.4 million as of March 31, 2019 and December 31, 2018, respectively, of foreclosures that meet the conditions of ASC Topic 310-40 and are presented as a receivable (other assets) in the statement of financial condition.

NOTE 11 –  LEASES

     The Corporation operating leases are primarily related to the Corporation’s branches and leased commercial space for automated teller machines. Our leases have terms of 2 to 30 years, some of which include options to extend the leases for up to 7 years. As of March 31, 2019, the Corporation did not have a lease that qualifies as a finance lease. The Corporation includes the operating lease right-of-use asset and operating lease liability as part of other assets and account payables and other liabilities, respectively, in the statement of financial condition.

     Operating lease cost for the quarter ended March 31, 2019 amounted to $2.7 million.

Supplemental balance sheet information related to leases was as follows:
March 31,
2019
(In thousands)

Operating lease right-of-use asset	$57,178
Operating lease liability	$59,818
Operating lease weighted-average remaining lease term	11.6 years
Operating lease weighted-average discount rate	3.36%

      Generally, the Corporation cannot practically determine the interest rate implicit in the lease. Therefore, the Corporation uses its incremental borrowing rate as the discount rate for the lease.

Supplemental cash flow information related to leases was as follows:
March 31,
2019
(In thousands)

Cash paid for amounts included in the measurement of lease liability:
Operating cash flow from operating leases	$2,742

Maturities under lease liabilities as of March 31, 2019, were as follows:

Amount
(In thousands)

2019	$7,050
2020	8,845
2021	8,063
2022	7,048
2023	5,426
2024 and later years	36,454
Total lease payments	72,886
Less: imputed interest	(13,068)
Total present value of lease liability	$59,818

NOTE 12 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

The Corporation designates a derivative as a fair value hedge, cash flow hedge or economic undesignated hedge when it enters into the derivative contract. As of March 31, 2019 and December 31, 2018, all derivatives held by the Corporation were considered economic undesignated hedges.  These undesignated hedges are recorded at fair value with the resulting gain or loss recognized in current earnings.

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

The following table summarizes the notional amounts of all derivative instruments:

	Notional Amounts (1)
	As of	As of
	March 31,	December 31,
(In thousands)	2019	2018
Undesignated economic hedges:

Interest rate contracts:
Written interest rate cap agreements	$68,010	$68,510
Purchased interest rate cap agreements	68,010	68,510
Interest rate lock commitments	9,301	11,722

Forward Contracts:
Sale of TBA GNMA MBS pools	28,000	33,000
Forward loan sales commitments	2,063	6,339
	$175,384	$188,081

(1) Notional amounts are presented on a gross basis with no netting of offsetting exposure positions.

The following table summarizes for derivative instruments their fair values and location in the consolidated statements of financial condition:

	Asset Derivatives			Liability Derivatives
	Statement of	March 31,	December 31,		March 31,	December 31,
	Financial	2019	2018		2019	2018
	Condition Location	Fair Value	Fair Value	Statement of Financial Condition Location	Fair Value	Fair Value
(In thousands)

Undesignated economic hedges:

Interest rate contracts:
Written interest rate cap agreements	Other assets	$-	$-	Accounts payable and other liabilities	$332	$617
Purchased interest rate cap agreements	Other assets	334	623	Accounts payable and other liabilities	-	-
Interest rate lock commitments	Other assets	247	383	Accounts payable and other liabilities	-	-

Forward Contracts:
Sales of TBA GNMA MBS pools	Other assets	-	-	Accounts payable and other liabilities	256	383
Forward loan sales commitments	Other assets	17	12	Accounts payable and other liabilities	-	-
		$598	$1,018		$588	$1,000

The following table summarizes the effect of derivative instruments on the consolidated statements of income:

		Gain (Loss)
	Location of Unrealized Gain (Loss)	Quarter Ended
	Recognized in	March 31,
	Statement of Income on Derivatives	2019	2018
		(In thousands)
UNDESIGNATED ECONOMIC HEDGES:
Interest rate contracts:
Written and purchased interest rate cap agreements	Interest income - Loans	$(4)	$-
Interest rate lock commitments	Mortgage Banking Activities	(20)	-
Forward contracts:
Sales of TBA GNMA MBS pools	Mortgage Banking Activities	127	(52)
Forward loan sales commitments	Mortgage Banking Activities	5	-
Total gain (loss) on derivatives		$108	$(52)

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

As of March 31, 2019, the Corporation had not entered into any derivative instrument containing credit-risk-related contingent features.

NOTE 13 – OFFSETTING OF ASSETS AND LIABILITIES

The Corporation enters into master agreements with counterparties, primarily related to derivatives and repurchase agreements, that may allow for netting of exposures in the event of default. In an event of default, each party has a right of set-off against the other party for amounts owed under the related agreement and any other amount or obligation owed with respect to any other agreement or transaction between them. The following tables present information about the offsetting of financial assets and liabilities as well as derivative assets and liabilities:

Offsetting of Financial Assets and Derivative Assets

As of March 31, 2019
				Gross Amounts Not Offset in the Statement of Financial Position
			Net Amounts of Assets Presented in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position
				Financial Instruments	Cash Collateral
(In thousands)						Net Amount

Description

Derivatives	$334	$-	$334	$-	$(334)	$-
Securities purchased under agreements to resell	200,000	(200,000)	-	-	-	-
Total	$200,334	$(200,000)	$334	$-	$(334)	$-

As of December 31, 2018
				Gross Amounts Not Offset in the Statement of Financial Position
			Net Amounts of Assets Presented in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position
				Financial Instruments	Cash Collateral
						Net Amount
(In thousands)
Description

Derivatives	$623	$-	$623	$-	$(623)	$-
Securities purchased under agreements to resell	200,000	(200,000)	-	-	-	-
Total	$200,623	$(200,000)	$623	$-	$(623)	$-

Offsetting of Financial Liabilities and Derivative Liabilities

As of March 31, 2019

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

As of December 31, 2018
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

NOTE 14 – GOODWILL AND OTHER INTANGIBLES

Goodwill as of March 31, 2019 and December 31, 2018 amounted to $28.1 million, recognized as part of “Other assets” in the consolidated statements of financial condition. The Corporation conducted its annual evaluation of goodwill and other intangibles during the fourth quarter of 2018. The Corporation’s goodwill is related to the U.S. (Florida) reporting unit.

There have been no significant events related to the Florida reporting unit that could indicate potential goodwill impairment since the date of the last evaluation; therefore, no goodwill impairment evaluation was performed during the first quarter of 2019. Goodwill and other indefinite life intangibles are reviewed at least annually for impairment.

    In connection with the acquisition of the FirstBank-branded credit card loan portfolio, in the second quarter of 2012, the Corporation recognized a purchased credit card relationship intangible of $24.5 million ($5.2 million as of March 31, 2019 and $5.7 million as of December 31, 2018), which is being amortized over the remaining estimated life of 2.6 years on an accelerated basis based on the estimated attrition rate of the purchased credit card accounts, which reflects the pattern in which the economic benefits of the intangible asset are consumed. These benefits are consumed as the revenue stream generated by the cardholder relationship is realized.

The core deposit intangible of $4.1 million (December 31, 2018 - $4.3 million) primarily consists of the core deposit acquired in the February 2015 Doral Bank transaction.

In the first quarter of 2016, FirstBank Insurance Agency acquired certain insurance customer accounts and related customer records and recognized an insurance customer relationship intangible of $1.1 million ($0.6 million as of March 31, 2019 and $0.6 million as of December 31, 2018), which is being amortized over the remaining estimated life of 3.8 years on a straight-line basis. The acquired accounts have a direct relationship to the previous mortgage loan portfolio acquisitions from Doral Bank and Doral Financial in 2015 and 2014.

The following table shows the gross amount and accumulated amortization of the Corporation’s intangible assets recognized as part of Other assets in the consolidated statements of financial condition:

	As of	As of
	March 31,	December 31,
	2019	2018
(Dollars in thousands)
Core deposit intangible:
Gross amount	$51,664	$51,664
Accumulated amortization (1)	(47,568)	(47,329)
Net carrying amount	$4,096	$4,335

Remaining amortization period	5.8 years	6.0 years

Purchased credit card relationship intangible:
Gross amount	$24,465	$24,465
Accumulated amortization (2)	(19,285)	(18,763)
Net carrying amount	$5,180	$5,702

Remaining amortization period	2.6 years	2.9 years

Insurance customer relationship intangible:
Gross amount	$1,067	$1,067
Accumulated amortization (3)	(483)	(445)
Net carrying amount	$584	$622

Remaining amortization period	3.8 years	4.0 years

(1) For the quarters ended March 31, 2019 and 2018, the amortization expense of core deposit intangibles amounted to $0.2 million and $0.4 million, respectively.
(2) For the quarters ended March 31, 2019 and 2018, the amortization expense of the purchased credit card relationship intangible amounted to $0.5 million and $0.6 million, respectively.
(3) For each of the quarters ended March 31, 2019 and 2018, the amortization expense of the insurance customer relationship intangible amounted to $38 thousand.

The estimated aggregate annual amortization expense related to the intangible assets for future periods is as follows:

Amount
(In thousands)
2019	$2,289
2020	2,851
2021	2,658
2022	915
2023	622
2024 and after	525

NOTE 15 – NON-CONSOLIDATED VARIABLE INTEREST ENTITIES (“VIE”) AND SERVICING ASSETS

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

    Below is a summary of transactions with VIEs for which the Corporation has retained some level of continuing involvement:

GNMA

The Corporation typically transfers first lien residential mortgage loans in conjunction with GNMA securitization transactions in which the loans are exchanged for cash or securities that are readily-redeemed for cash proceeds and servicing rights. The securities issued through these transactions are guaranteed by the issuer and, under seller/servicer agreements, the Corporation is required to service the loans in accordance with the issuers’ servicing guidelines and standards. As of March 31, 2019, the Corporation serviced loans securitized through GNMA with a principal balance of $1.8 billion.

Trust-Preferred Securities

     In 2004, FBP Statutory Trust I, a financing trust that is wholly owned by the Corporation, sold to institutional investors $100 million of its variable-rate trust-preferred securities (“TRuPs”). FBP Statutory Trust I used the proceeds of the issuance, together with the proceeds of the purchase by the Corporation of $3.1 million of FBP Statutory Trust I variable-rate common securities, to purchase $103.1 million aggregate principal amount of the Corporation’s Junior Subordinated Deferrable Debentures. Also in 2004, FBP Statutory Trust II, a financing trust that is wholly owned by the Corporation, sold to institutional investors $125 million of its variable-rate TRuPs. FBP Statutory Trust II used the proceeds of the issuance, together with the proceeds of the purchase by the Corporation of $3.9 million of FBP Statutory Trust II variable-rate common securities, to purchase $128.9 million aggregate principal amount of the Corporation’s Junior Subordinated Deferrable Debentures. The debentures are presented in the Corporation’s consolidated statement of financial condition as Other Borrowings, net of related issuance costs. The variable-rate TRuPs are fully and unconditionally guaranteed by the Corporation. The Junior Subordinated Deferrable Debentures issued by the Corporation in April 2004 and September 2004 mature on June 17, 2034 and September 20, 2034, respectively; however, under certain circumstances, the maturity of Junior Subordinated Deferrable Debentures may be shortened (such shortening would result in a mandatory redemption of the variable-rate TRuPs).

During the first quarter of 2018, the Corporation completed the repurchase of $23.8 million of TRuPs of the FBP Statutory Trust I that were auctioned in a public sale at which the Corporation was invited to participate. The Corporation repurchased and cancelled the repurchased TRuPs, which resulted in a commensurate reduction in the related Floating Rate Junior Subordinated Debentures. The Corporation’s winning bid equated to 90% of the $23.8 million par value. The 10% discount resulted in a gain of approximately $2.3 million, which is reflected in the statement of income as “Gain on early extinguishment of debt.”

The Collins Amendment to the Dodd-Frank Wall Street Reform and Consumer Protection Act eliminated certain TRuPs from Tier 1 Capital; however, these instruments may remain in Tier 2 capital until the instruments are redeemed or mature. Under the indentures, the Corporation has the right, from time to time, and without causing an event of default, to defer payments of interest on the Junior Subordinated Deferrable Debentures by extending the interest payment period at any time and from time to time during the term of the subordinated debentures for up to twenty consecutive quarterly periods. During the second quarter of 2016, the Corporation, having received approval from the Federal Reserve, paid $31.2 million for all of the accrued but deferred interest payments plus the interest for the second quarter of 2016 on the Corporation’s subordinated debentures associated with its TRuPs. Subsequently, the Corporation has received quarterly approvals that have enabled it to make scheduled quarterly interest payments.  As of March 31, 2019, the Corporation was current on all interest payments due on its subordinated debt. In October 2017, the New York FED terminated the formal written agreement (the “Written Agreement”) entered into on June 3, 2010 by the Corporation and the Federal Reserve Bank. However, the Corporation has agreed with its regulators to continue to obtain approval before paying dividends, receiving dividends from the Bank, making payments on subordinated debt or TRuPs, incurring or guaranteeing debt or purchasing or redeeming any corporate stock. The Corporation has received approval to make the subordinated debentures’ quarterly payment through December 2019, subject to conditions established in the agreement with regulators.

Grantor Trusts

    During 2004 and 2005, an unaffiliated party, referred to in this subsection as the seller, established a series of statutory trusts to effect the securitization of mortgage loans and the sale of trust certificates (the “Grantor Trusts”). The seller initially provided the servicing for a fee, which is senior to the obligations to pay trust certificate holders. The seller then entered into a sales agreement through which it sold and issued the trust certificates in favor of the Corporation’s banking subsidiary. Currently, the Bank is the sole owner of the trust certificates; the servicing of the underlying residential mortgages that generate the principal and interest cash flows is performed by another third party, which receives a servicing fee. The trust certificates are variable-rate securities indexed to 90-day LIBOR plus a spread. The principal payments from the underlying loans are remitted to a paying agent (servicer), who then remits interest to the Bank. Interest income is shared to a certain extent with the FDIC, which has an interest only strip (“IO”) tied to the cash flows of the underlying loans and is entitled to receive the excess of the interest income less a servicing fee over the variable-rate income that the Bank earns on the securities. This IO is limited to the weighted-average coupon on the securities. The FDIC became the owner of the IO upon its intervention of the seller, a failed financial institution. No recourse agreement exists, and the Bank, as a sole holder of the certificates, absorbs all risks from losses on non-accruing loans and repossessed collateral. As of March 31, 2019, the amortized cost and fair value of the Grantor Trusts amounted to $18.8 million and $13.4 million, respectively, with a weighted average yield of 4.68%, which is included as part of the Corporation’s available-for-sale investment securities portfolio.

Investment in unconsolidated entity

On February 16, 2011, FirstBank sold an asset portfolio consisting of performing and nonaccrual construction, commercial mortgage and commercial and industrial loans with an aggregate book value of $269.3 million to CPG/GS, an entity organized under the laws of the Commonwealth of Puerto Rico and majority owned by PRLP Ventures LLC (“PRLP”), a company created by Goldman, Sachs & Co. and Caribbean Property Group.  In connection with the sale, the Corporation received $88.5 million in cash and a 35% interest in CPG/GS, and made a loan in the amount of $136.1 million representing seller financing provided by FirstBank. The loan matured in February 2018 and was refinanced and consolidated with other outstanding loans of CPG/GS in the second quarter of 2018.  As of March 31, 2019, the carrying amount of the refinanced loan was $4.5 million, which was included in the Corporation's commercial mortgage loans held for investment portfolio. This loan has a three-year maturity, bears a fixed-interest rate, and is primarily secured by income producing real estate properties and certain residential units. FirstBank’s equity interest in CPG/GS is accounted for under the equity method. FirstBank recorded a loss on its interest in CPG/GS in 2014 that reduced to zero the carrying amount of the Bank’s investment in CPG/GS. No negative investment needs to be reported as the Bank has no legal obligation or commitment to provide further financial support to this entity; thus, no further losses have been or will be recorded on this investment.

   CPG/GS has used cash proceeds on the loan to cover operating expenses and debt service payments, including those related to the refinanced loan described above, which must be substantially repaid before proceeds can be used for other purposes, including the return of capital to both PRLP and FirstBank. FirstBank will not receive any return on its equity interest until PRLP receives an aggregate amount equivalent to its initial investment and a priority return of at least 12%, which has not occurred, resulting in FirstBank’s interest in CPG/GS being subordinate to PRLP’s interest. CPG/GS will then begin to make payments pro rata to PRLP and FirstBank, 35% and 65%, respectively, until FirstBank has achieved a 12% return on its invested capital and the aggregate amount of distributions is equal to FirstBank’s capital contributions to CPG/GS.

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

Servicing Assets

The Corporation sells residential mortgage loans to GNMA, which generally securitizes the transferred loans into MBS. Also, certain conventional conforming loans are sold to FNMA or FHLMC with servicing retained. The Corporation recognizes as separate assets the rights to service loans for others, whether those servicing assets are originated or purchased. Servicing assets are included as part of “Other Assets” in the consolidated statement of financial condition.

The changes in servicing assets are shown below:

	Quarter ended
	March 31,	March 31,
	2019	2018
(In thousands)
Balance at beginning of period	$27,428	$25,255
Capitalization of servicing assets	868	887
Amortization	(810)	(737)
Temporary impairment (charges) recoveries, net	(20)	713
Other (1)	(35)	17
Balance at end of period	$27,431	$26,135
(1)	Amount represents adjustments related to the repurchase of loans serviced for others.

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

Changes in the impairment allowance were as follows:

	Quarter ended
	March 31,	March 31,
	2019	2018
(In thousands)
Balance at beginning of period	$30	$1,451
Temporary impairment charges	24	17
OTTI of servicing assets	-	(65)
Recoveries	(4)	(730)
Balance at end of period	$50	$673

The components of net servicing income are shown below:

	Quarter ended
	March 31,	March 31,
	2019	2018
	(In thousands)
Servicing fees	$2,060	$2,120
Late charges and prepayment penalties	154	120
Adjustment for loans repurchased	(35)	17
Other	(15)	-
Servicing income, gross	2,164	2,257
Amortization and impairment of servicing assets	(830)	(24)
Servicing income, net	$1,334	$2,233

The Corporation’s servicing assets are subject to prepayment and interest rate risks. As of March 31, 2019, fair values of the Corporation’s servicing assets were based on a valuation model that incorporates market-driven assumptions regarding discount rates and mortgage prepayment rates, adjusted by the particular characteristics of the Corporation’s servicing portfolio. The Corporation used constant prepayment rate assumptions for the Corporation’s servicing assets for the government-guaranteed mortgage loans of 6.2% and 5.6% for the quarters ended March 31, 2019 and 2018, respectively. For conventional conforming mortgage loans, the Corporation used 6.7% and 6.2% for the quarters ended March 31, 2019 and 2018, respectively, and, for the conventional non-conforming mortgage loans, the Corporation used 9.3% and 9.1% for the quarters ended March 31, 2019 and 2018, respectively. Discount rate assumptions used were 12% for government-guaranteed mortgage loans; 10% for conventional conforming mortgage loans; and 14.3% for conventional non-conforming mortgage loans for each of the quarters ended March 31, 2019 and 2018.

     The weighted averages of the key economic assumptions that the Corporation used in its valuation model and the sensitivity of the current fair value to immediate 10% and 20% adverse changes in those assumptions for mortgage loans as of March 31, 2019 were as follows:

(Dollars in thousands)
Carrying amount of servicing assets	$27,431
Fair value	$31,553
Weighted-average expected life (in years)	8.41

Constant prepayment rate (weighted-average annual rate)	6.40%
Decrease in fair value due to 10% adverse change	$748
Decrease in fair value due to 20% adverse change	$1,464

Discount rate (weighted-average annual rate)	11.26%
Decrease in fair value due to 10% adverse change	$1,509
Decrease in fair value due to 20% adverse change	$2,893

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

NOTE 16 – DEPOSITS

The following table summarizes deposit balances as of the dates indicated:
	March 31,	December 31,
	2019	2018
(In thousands)
Type of account:
Non-interest bearing checking accounts	$2,494,787	$2,395,481
Savings accounts	2,338,499	2,334,949
Interest-bearing checking accounts	1,266,592	1,304,043
Certificates of deposit	2,461,302	2,404,644
Brokered certificates of deposit (CDs)	509,654	555,597
Total	$9,070,834	$8,994,714

Brokered CDs mature as follows:

March 31, 2019
(In thousands)

Three months or less	$42,895
Over three months to six months	60,691
Over six months to one year	131,339
One to three years	241,669
Three to five years	33,060
Total	$509,654

The following were the components of interest expense on deposits:

	Quarter Ended
	March 31,	March 31,
	2019	2018
(In thousands)
Interest expense on deposits	$17,305	$16,607
Accretion of premium from acquisition	(2)	(3)
Amortization of broker placement fees	189	367
Interest expense on deposits	$17,492	$16,971

NOTE 17 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase (repurchase agreements) as of the dates indicated consisted of the following:

	March, 31	December 31,
	2019	2018
(Dollars in thousands)

Short-term fixed-rate repurchase agreement, interest rate of 2.85%	$-	$50,086
Long-term fixed-rate repurchase agreement, interest rate of 2.26% (1)(2)	100,000	100,000
	$100,000	$150,086

(1)	Reported net of securities purchased under agreements to repurchase (reverse repurchase agreements) by counterparty, when applicable, pursuant to ASC Topic 210-20-45-11.
(2)	Subsequent to March 31, 2019, the lender has not exercised its call option on this callable repurchase agreement.

Repurchase agreements mature as follows:

March 31, 2019
(In thousands)

One to three years	$100,000

As of March 31, 2019 and December 31, 2018, the securities underlying such agreements were delivered to the dealers with which the repurchase agreements were transacted.

Repurchase agreements as of March 31, 2019, grouped by counterparty, were as follows:

(Dollars in thousands)		Weighted-Average
Counterparty	Amount	Maturity (In Months)

JP Morgan Chase	$100,000	34

NOTE 18 – ADVANCES FROM THE FEDERAL HOME LOAN BANK

The following is a summary of the advances from the FHLB:

	March 31,	December 31,
	2019	2018

(In thousands)

Long-term fixed-rate advances from FHLB, with a weighted-average
interest rate of 2.07%	$740,000	$740,000

Advances from FHLB mature as follows:

March 31,
2019
(In thousands)

Over six months to one year	$205,000
Over one to three years	335,000
Over three to four years	200,000
Total	$740,000

As of March 31, 2019, the Corporation used $182.0 million in letters of credit issued by the FHLB as pledges for public deposits in the Virgin Islands and had additional capacity of approximately $455.4 million on this credit facility based on collateral pledged at the FHLB, including a haircut reflecting the perceived risk associated with the collateral.

NOTE 19 – OTHER BORROWINGS

 Other borrowings, as of the indicated dates, consisted of:

	March 31,	December 31,
	2019	2018
	(In thousands)
Junior subordinated debentures due in 2034,
interest-bearing at a floating rate of 2.75%
over 3-month LIBOR (5.36% as of March 31, 2019
and 5.54% as of December 31, 2018)	$65,593	$65,593

Junior subordinated debentures due in 2034,
interest-bearing at a floating rate of 2.50%
over 3-month LIBOR (5.13% as of March 31, 2019
and 5.29% as of December 31, 2018)	118,557	118,557
	$184,150	$184,150

NOTE 20 – STOCKHOLDERS’ EQUITY

Common Stock

As of March 31, 2019 and December 31, 2018, the Corporation had 2,000,000,000 authorized shares of common stock with a par value of $0.10 per share. As of March 31, 2019 and December 31, 2018, there were 222,055,125 and 221,789,509 shares issued, respectively, and 217,331,577 and 217,235,140 shares outstanding, respectively. Refer to Note 4 – Stock-Based Compensation, for information about transactions related to common stock under the Omnibus Plan.

On February 14, 2019, the Corporation’s Board of Directors, after receiving regulatory approval, declared a quarterly cash dividend of $0.03 per common share which was paid on March 15, 2019 to shareholders of record on February 28, 2019. Total cash dividends paid on shares of common stock amounted to $6.5 million for the first quarter of 2019. The Corporation has received regulatory approval to pay quarterly dividends on common stock through December 2019, subject to conditions established in the agreement with regulators. The Corporation intends to request approval in future periods to continue quarterly dividend payments on common stock.

Preferred Stock

The Corporation has 50,000,000 authorized shares of preferred stock with a par value of $1.00, redeemable at the Corporation’s option, subject to certain terms. This stock may be issued in series and the shares of each series have such rights and preferences as are fixed by the Board of Directors when authorizing the issuance of that particular series.  As of March 31, 2019, the Corporation has five outstanding series of non-convertible, non-cumulative preferred stock: 7.125% non-cumulative perpetual monthly income preferred stock, Series A; 8.35% non-cumulative perpetual monthly income preferred stock, Series B; 7.40% non-cumulative perpetual monthly income preferred stock, Series C; 7.25% non-cumulative perpetual monthly income preferred stock, Series D; and 7.00% non-cumulative perpetual monthly income preferred stock, Series E.  The liquidation value per share is $25.

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

  On October 3, 2017, the Federal Reserve terminated the Written Agreement entered into on June 3, 2010 by the Corporation and the Federal Reserve. However, the Corporation has agreed with its regulators to continue to obtain approval before paying dividends, receiving dividends from the Bank, making payments on subordinated debt or TRuPs, incurring or guaranteeing debt or purchasing or redeeming any corporate stock.

Treasury stock

During the first quarter of 2019 and 2018, the Corporation withheld an aggregate of 168,679 shares and 383,087 shares, respectively, of the restricted stock that vested during the first quarters of 2019 and 2018, and common stock paid to certain senior officers as additional compensation in 2018, to cover employees’ payroll and income tax withholding liabilities; these shares are held as treasury stock. As of March 31, 2019 and December 31, 2018, the Corporation had 4,723,548 and 4,554,369 shares held as treasury stock, respectively.

FirstBank Statutory Reserve (Legal Surplus)

The Banking Law of the Commonwealth of Puerto Rico requires that a minimum of 10% of FirstBank’s net income for the year be transferred to a legal surplus reserve until such surplus equals the total of paid-in-capital on common and preferred stock. Amounts transferred to the legal surplus reserve from the retained earnings account are not available for distribution to the Corporation, including for payment as dividends to the stockholders, without the prior consent of the Puerto Rico Commissioner of Financial Institutions. The Puerto Rico Banking Law provides that, when the expenditures of a Puerto Rico commercial bank are greater than receipts, the excess of the expenditures over receipts must be charged against the undistributed profits of the bank, and the balance, if any, must be charged against the legal surplus reserve, as a reduction thereof. If there is no legal surplus reserve sufficient to cover such balance in whole or in part, the outstanding amount must be charged against the capital account and the Bank cannot pay dividends until it can replenish the legal surplus reserve to an amount of at least 20% of the original capital contributed. During the fourth quarter of 2018, $20.5 million was transferred to the legal surplus reserve. FirstBank’s legal surplus reserve, included as part of retained earnings in the Corporation’s consolidated statement of financial condition, amounted to $80.2 million as of March 31, 2019.  There were no transfers to the legal surplus reserve during the quarter ended March 31, 2019.

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

Under the Puerto Rico Internal Revenue Code of 2011, as amended (the “2011 PR Code”), the Corporation and its subsidiaries are treated as separate taxable entities and are generally not entitled to file consolidated tax returns and, thus, the Corporation is generally not entitled  to utilize losses from one subsidiary to offset gains in another subsidiary. Accordingly, in order to obtain a tax benefit from a net operating loss (“NOL”), a particular subsidiary must be able to demonstrate sufficient taxable income within the applicable NOL carry-forward period. Pursuant to the 2011 PR Code, the carry-forward period for NOLs incurred during taxable years that commenced after December 31, 2004 and ended before January 1, 2013 is 12 years; for NOLs incurred during taxable years commencing after December 31, 2012, the carryover period is 10 years.  The 2011 PR Code allows entities organized as limited liability companies to elect to become a non-taxable “pass-through” entity and utilize losses to offset income from other “pass-through” entities, subject to certain limitations, with the remaining net income passing-through to its partner entities.  The 2011 PR Code also provides a dividend received deduction of 100% on dividends received from “controlled” subsidiaries subject to taxation in Puerto Rico and 85% on dividends received from other taxable domestic corporations.

On December 10, 2018, the Governor of Puerto Rico signed into law Act 257 (“Act 257”) to amend some of the provisions of the  2011 PR Code, as amended. Act 257 introduced various changes to the income tax regime in the case of individuals and corporations, and the sales and use taxes, which took effect on January 1, 2019, including, among others, (i) a reduction in the Puerto Rico maximum corporate tax rate from 39% to 37.5%; (ii) an increase in the net operating and capital losses usage limitation from 80% to 90%; (iii) amendments to the provisions related to “pass-through” entities that provide that corporations that own 50% or more of a partnership will not be able to claim a current or carryover non partnership NOL deduction against a partnership distributable share, adversely impacting a tax action taken in 2017 for FirstBank Insurance under which the Corporation was previously allowed to offset pass-through income earned by FirstBank Insurance with net operating losses at the holding company level; and (iv) other limitations on certain deductions, such as meals and entertainment deductions.

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

For the first quarter of 2019, the Corporation recorded an income tax expense of $17.6 million, compared to $7.8 million for the same period in 2018. The increase was mostly attributable to higher taxable income when compared to the same period in 2018.

For the quarter ended March 31, 2019, the Corporation calculated the provision for income taxes by applying the estimated annual effective tax rate for the full fiscal year to ordinary income or loss.  In the computation of the consolidated worldwide annual estimated effective tax rate, ASC Topic 740-270, “Income Taxes” (“ASC Topic 740-270”) requires the exclusion of legal entities with pre-tax losses from which a tax benefit cannot be recognized.  The Corporation’s estimated annual effective tax rate in the first quarter of 2019, excluding entities from which a tax benefit cannot be recognized and discrete items, was 28% compared to 27% for the first quarter of 2018.  The estimated annual effective tax rate including all entities for 2019 was 29% (26% excluding discrete items), compared to 19% for the first quarter of 2018, (23% excluding discrete items).

  The Corporation’s net deferred tax asset amounted to $306.0 million as of March 31, 2019, net of a valuation allowance of $95.6 million, and management concluded, based upon the assessment of all positive and negative evidence, that it is more likely than not that the Corporation will generate sufficient taxable income within the applicable NOL carry-forward periods to realize such amount.  The net deferred tax asset of the Corporation’s banking subsidiary, FirstBank, amounted to $305.9 million as of March 31, 2019, net of a valuation allowance of $63.5 million, compared to a net deferred tax asset of $319.8 million, net of a valuation allowance of $68.1 million, as of December 31, 2018.

The Corporation has U.S. and USVI sourced NOL carryforwards. Section 382 of the U.S. Internal Revenue Code (the “Section 382”) limits the ability to utilize U.S. and USVI NOLs for income tax purposes in such jurisdictions following an event that is considered to be an ownership change.  Generally, an “ownership change” occurs when certain shareholders increase their aggregate ownership by more than 50 percentage points over their lowest ownership percentage over a three-year testing period. Upon the occurrence of a Section 382 ownership change, the use of NOLs attributable to the period prior to the ownership change is subject to limitations and only a portion of the U.S. and USVI NOLs may be used by the Corporation to offset its annual U.S. and USVI taxable income, if any. In 2017, the Corporation completed a formal ownership change analysis within the meaning of Section 382 covering a comprehensive period, and concluded that an ownership change had occurred during such period. The Section 382 limitation has resulted in higher U.S. and USVI income tax liabilities than we would have incurred in the absence of such limitation. The Corporation has mitigated to an extent the adverse effects associated with the Section 382 limitation as any such tax paid in the U.S. or USVI can be creditable against Puerto Rico tax liabilities or taken as a deduction against taxable income.  However, our ability to reduce our Puerto Rico tax liability through such a credit or deduction depends on our tax profile at each annual taxable period, which is dependent on various factors.  For the first quarter of 2019, the Corporation incurred an income tax expense of approximately $1 million related to its U.S. operations, compared to $1.6 million for the same period in 2018.  The limitation did not impact the USVI operations in the first quarter of 2019 and 2018, respectively.

As of March 31, 2019, the Corporation did not have Unrecognized Tax Benefits recorded on its books. The Corporation classifies all interest and penalties, if any, related to tax uncertainties as income tax expense. Audit periods remain open for review until the statute of limitations has passed. The statute of limitations under the 2011 PR Code is four years; the statute of limitations for U.S. and USVI income tax purposes is three years after a tax return is due or filed, whichever is later, for each. The completion of an audit by the taxing authorities or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Corporation’s liability for income taxes. Any such adjustment could be material to the results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. For U.S. and USVI income tax purposes, all tax years subsequent to 2012 remain open to examination. For Puerto Rico tax purposes, all tax years subsequent to 2013 remain open to examination.

NOTE 22 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents changes in accumulated other comprehensive loss for the quarters ended March 31, 2019 and 2018:

	Changes in Accumulated Other Comprehensive Loss by Component (1)
	Quarter ended
	March 31,
	2019	2018
(In thousands)
Unrealized net holding losses on debt securities
Beginning balance	$(40,415)	$(20,609)
Other comprehensive income (loss)	20,510	(24,053)
Ending balance	$(19,905)	$(44,662)

Unrealized holding losses on equity securities
Beginning balance	$-	$(6)
Reclassification to retained earnings per ASU 2016-01	-	6
Other comprehensive income	-	-
Ending balance	$-	$-
______________________
(1) All amounts presented are net of tax.

For the first quarter of 2019 and 2018, there were no amounts reclassified out of accumulated other comprehensive income (loss).

NOTE 23 – FAIR VALUE

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

A credit spread is considered for those derivative instruments that are not secured. The cumulative mark-to-market effect of credit risk in the valuation of derivative instruments for the quarters ended March 31, 2019 and 2018 was immaterial.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	As of March 31, 2019				As of December 31, 2018
	Fair Value Measurements Using				Fair Value Measurements Using
(In thousands)	Level 1	Level 2	Level 3	Assets/Liabilities at Fair Value	Level 1	Level 2	Level 3	Assets/Liabilities at Fair Value

Assets:
Securities available for sale :
U.S. Treasury Securities	$7,485	$-	$-	$7,485	$7,456	$-	$-	$7,456
Noncallable U.S. agency debt securities	-	325,949	-	325,949	-	319,124	-	319,124
Callable U.S. agency
debt securities and MBS	-	1,550,965	-	1,550,965	-	1,594,622	-	1,594,622
Puerto Rico government obligations	-	4,125	2,855	6,980	-	4,128	2,824	6,952
Private label MBS	-	-	13,351	13,351	-	-	13,914	13,914
Other investments	-	-	500	500	-	-	500	500
Equity securities	425	-	-	425	418	-	-	418
Derivatives, included in assets:
Purchased interest rate cap agreements	-	334	-	334	-	623	-	623
Interest rate lock commitments	-	247	-	247	-	383	-	383
Forward loan sales commitments	-	17	-	17	-	12	-	12
Liabilities:
Derivatives, included in liabilities:
Written interest rate cap agreements	-	332	-	332	-	617	-	617
Forward contracts	-	256	-	256	-	383	-	383

The table below presents a reconciliation of the beginning and ending balances of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarters ended March 31, 2019 and 2018.

	Quarter ended March 31,
	2019	2018
Level 3 Instruments Only	Securities	Securities
(In thousands)	Available For Sale(1)	Available For Sale(1)

Beginning balance	$17,238	19,855
Total (losses) gains (realized/unrealized):
Included in other comprehensive income	(23)	472
Principal repayments and amortization	(509)	(1,519)
Ending balance	$16,706	$18,808

(1)	Amounts mostly related to private label MBS.

  The table below presents qualitative information for significant assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of March 31, 2019 and December 31, 2018:

	March 31, 2019
(In thousands)	Fair Value	Valuation Technique	Unobservable Input	Range

Investment securities available-for-sale:
Private label MBS	$13,351	Discounted cash flows	Discount rate	14.1%
			Prepayment rate	3.3% - 17.0% (Weighted Average 9.2%)
			Projected Cumulative Loss Rate	0.00% - 6.6% (Weighted Average 3.0%)
Puerto Rico government obligations	2,855	Discounted cash flows	Discount rate	6.56%
			Prepayment rate	3.00%

	December 31, 2018
(In thousands)	Fair Value	Valuation Technique	Unobservable Input	Range

Investment securities available-for-sale:
Private label MBS	$13,914	Discounted cash flows	Discount rate	14.5%
			Prepayment rate	3.3% - 20.9% (Weighted Average 11.4%)
			Projected Cumulative Loss Rate	0.00% - 6.8% (Weighted Average 3%)
Puerto Rico government obligations	2,824	Discounted cash flows	Discount rate	6.28%
			Prepayment rate	3.00%

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

Puerto Rico Government Obligations: The significant unobservable input used in the fair value measurement is the assumed prepayment rate of the underlying residential mortgage loans that collateralize these obligations, which are guaranteed by the Puerto Rico Housing Finance Authority. A significant increase (decrease) in the assumed rate would lead to a higher (lower) fair value estimate. The fair value of these bonds was based on a discounted cash flow analysis that contemplates the credit quality of the holder of second mortgages and a discount for liquidity constraints on the bonds considering the absence of an active market for them. Due to the guarantee of the Puerto Rico Housing Finance Authority and other applicable contractual safeguards, no additional credit spread is applied for debt service default.

There were no changes in unrealized gains and losses recorded in earnings for the quarters ended March 31, 2019 and 2018 for Level 3 assets and liabilities that were still held at the end of each period.

Additionally, fair value is used on a nonrecurring basis to evaluate certain assets in accordance with GAAP. Adjustments to fair value usually result from the application of lower-of-cost or market accounting (e.g., loans held for sale carried at the lower-of-cost or fair value and repossessed assets) or write downs of individual assets (e.g., goodwill and loans).

As of March 31, 2019, impairment or valuation adjustments were recorded for assets recognized at fair value on a non-recurring basis as shown in the following table:

	Carrying value as of March 31, 2019			Losses recorded for the Quarter Ended March 31, 2019
	Level 1	Level 2	Level 3
(In thousands)

Loans receivable (1)	$-	$-	$366,773	$(8,863)
OREO (2)	-	-	129,716	(2,643)
Loans held for sale (3)	-	-	7,381	-

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

(3)

Nonaccrual commercial and construction loans transferred to held for sale in 2018 and still in inventory at period end. The value of these loans was primarily derived from broker price opinions that the Corporation considered.

As of March 31, 2018, impairment or valuation adjustments were recorded for assets recognized at fair value on a non-recurring basis as shown in the following table:

	Carrying value as of March 31, 2018			Losses recorded for the Quarter Ended March 31, 2018
	Level 1	Level 2	Level 3
(In thousands)

Loans receivable (1)	$-	$-	$392,493	$(4,224)
OREO (2)	-	-	154,639	(287)
Loans held for sale (3)	-	-	64,945	(6,203)

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

Qualitative information regarding the fair value measurements for Level 3 financial instruments as of March 31, 2019 are as follows:

March 31, 2019
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

The following tables present the carrying value, estimated fair value and estimated fair value level of the hierarchy of financial instruments as of March 31, 2019 and December 31, 2018:

	Total Carrying Amount in Statement of Financial Condition March 31, 2019	Fair Value Estimate March 31, 2019	Level 1	Level 2	Level 3
(In thousands)

Assets:
Cash and due from banks and money
market investments (amortized cost)	$589,575	$589,575	$589,575	$-	$-
Investment securities available
for sale (fair value)	1,905,230	1,905,230	7,485	1,881,039	16,706
Investment securities held to maturity (amortized cost)	144,673	123,906	-	-	123,906
Equity Securities (fair value)	44,438	44,438	425	44,013	-
Loans held for sale (lower of cost or market)	33,175	33,746	-	26,365	7,381
Loans held for investment (amortized cost)	8,996,816
Less: allowance for loan and lease losses	(183,732)
Loans held for investment, net of allowance	$8,813,084	8,329,345	-	-	8,329,345
Derivatives, included in assets (fair value)	598	598	-	598	-

Liabilities:
Deposits (amortized cost)	9,070,834	9,073,967	-	9,073,967	-
Securities sold under agreements
to repurchase (amortized cost)	100,000	119,361	-	119,361	-
Advances from FHLB (amortized cost)	740,000	735,445	-	735,445	-
Other borrowings (amortized cost)	184,150	184,091	-	-	184,091
Derivatives, included in liabilities (fair value)	588	588	-	588	-

	Total Carrying Amount in Statement of Financial Condition December 31, 2018	Fair Value Estimate December 31, 2018	Level 1	Level 2	Level 3
(In thousands)

Assets:
Cash and due from banks and money
market investments (amortized cost)	$586,203	$586,203	$586,203	$-	$-
Investment securities available
for sale (fair value)	1,942,568	1,942,568	7,456	1,917,874	17,238
Investment securities held to maturity (amortized cost)	144,815	125,658	-	-	125,658
Equity securities (fair value)	44,530	44,530	418	44,112	-
Loans held for sale (lower of cost or market)	43,186	43,831	-	27,720	16,111
Loans held for investment (amortized cost)	8,858,123
Less: allowance for loan and lease losses	(196,362)
Loans held for investment, net of allowance	$8,661,761	8,213,144	-	-	8,213,144
Derivatives, included in assets (fair value)	1,018	1,018	-	1,018	-

Liabilities:
Deposits (amortized cost)	8,994,714	9,005,679	-	9,005,679	-
Securities sold under agreements
to repurchase (amortized cost)	150,086	169,366	-	169,366	-
Advances from FHLB (amortized cost)	740,000	730,253	-	730,253	-
Other borrowings (amortized cost)	184,150	177,201	-	-	177,201
Derivatives, included in liabilities (fair value)	1,000	1,000	-	1,000	-

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

NOTE 24 – REVENUE FROM CONTRACTS WITH CUSTOMERS

Revenue Recognition

In accordance with ASC Topic 606, “Revenues from Contracts with Customers,” revenues are recognized when control of promised goods or services is transferred to customers in an amount that reflects the consideration to which the Corporation expects to be entitled in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC Topic 606, the Corporation performs the following five steps: (i) identifies the contract(s) with a customer; (ii) identifies the performance obligations in the contract; (iii) determines the transaction price; (iv) allocates the transaction price to the performance obligations in the contract; and (v) recognizes revenue when (or as) the Corporation satisfies a performance obligation. The Corporation only applies the five-step model to contracts when it is probable that the entity will collect the consideration to which it is entitled in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC Topic 606, the Corporation assesses the goods or services that are promised within each contract, identifies those that contain performance obligations, and assesses whether each promised good or service is distinct. The Corporation then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

Disaggregation of Revenue

The following table summarizes the Corporation’s revenue, which includes net interest income on financial instruments and non-interest income, disaggregated by type of service and business segments for the quarters ended March 31, 2019 and 2018:

(In thousands)	Mortgage Banking	Consumer (Retail) Banking	Commercial and Corporate	Treasury and Investments	United States Operations	Virgin Islands Operations	Total
For the quarter ended March 31, 2019:
Net interest income (1)	$17,749	$61,534	$20,933	$16,795	$16,209	$6,961	$140,181
Service charges and fees on deposit accounts	-	3,524	1,324	-	136	732	5,716
Insurance commissions	-	4,066	-	-	11	173	4,250
Merchant-related income	-	834	196	-	-	264	1,294
Credit and debit card fees	-	4,398	320	-	169	516	5,403
Other service charges and fees	44	843	426	-	133	82	1,528
Not in scope of Topic 606 (1)	3,562	342	252	74	84	38	4,352
Total non-interest income	3,606	14,007	2,518	74	533	1,805	22,543
Total Revenue	$21,355	$75,541	$23,451	$16,869	$16,742	$8,766	$162,724

(In thousands)	Mortgage Banking	Consumer (Retail) Banking	Commercial and Corporate	Treasury and Investments	United States Operations	Virgin Islands Operations	Total
For the quarter ended March 31, 2018:
Net interest income (1)	$21,205	$51,049	$18,920	$12,518	$13,392	$7,609	$124,693
Service charges and fees on deposit accounts	-	3,165	1,092	-	134	697	5,088
Insurance commissions	-	3,144	-	-	12	199	3,355
Merchant-related income	-	645	161	-	-	185	991
Credit and debit card fees	-	4,169	255	-	128	542	5,094
Other service charges and fees	33	800	300	-	1,039	82	2,254
Not in scope of Topic 606 (1)	4,051	7	(549)	2,378	95	20	6,002
Total non-interest income	4,084	11,930	1,259	2,378	1,408	1,725	22,784
Total Revenue	$25,289	$62,979	$20,179	$14,896	$14,800	$9,334	$147,477

(1)

Most of the Corporation’s revenue is not within the scope of ASU No. 2014-09, Revenue from Contracts with Customers. The guidance explicitly excludes net interest income from financial assets and liabilities, as well as other noninterest income from loans, leases, investment securities and derivative financial instruments.

For the quarters ended March 31, 2019 and 2018, substantially all of the Corporation’s revenue within the scope of ASC Topic 606 was related to performance obligations satisfied at a point in time.

The following is a discussion of revenues under the scope of ASC Topic 606.

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

Insurance Commissions

For insurance commissions, which include regular and contingent commissions paid to the Corporation’s insurance agency, the agreements contain a performance obligation related to the sale/issuance of the policy and ancillary administrative post-issuance support. The performance obligation will be satisfied as the policies are issued and revenue will be recognized at that point in time.  In addition, contingent commission income was found to be constrained, as defined under the new standard. Contingent commission income will be included in the transaction price only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur or payments are received. For the quarters ended March 31, 2019 and 2018, respectively, the Corporation recognized revenue of $2.7 million and $2.1 million, respectively, million as payments were confirmed and constraints were released.

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

Contract Balances

A contract liability is an entity’s obligation to transfer goods or services to a customer in exchange for consideration from the customer. During 2015, the Bank entered into a long-term strategic marketing alliance with another entity to which the Bank sold its merchant contracts portfolio and related POS terminals.  Merchant services are marketed through FirstBank’s branches and offices in Puerto Rico and the Virgin Islands.  Under the marketing and referral agreement, FirstBank shares with this entity revenues generated by the merchant contracts over the term of the 10-year agreement.  As of March 31, 2019 and December 31, 2018, this contract liability amounted to $2.0 million and $2.1 million, respectively, which will be recognized over the remaining term of the contract. For the quarters ended March 31, 2019 and 2018, the Corporation recognized revenue and its contract liabilities decreased by approximately $0.1 million due to the completion of performance over time. There were no changes in contract liabilities due to changes in transaction price estimates.

A contract asset is the right to consideration for transferred goods or services when the amount is conditioned on something other than the passage of time. As of March 31, 2019 and December 31, 2018, there were no receivables from contracts with customers or contract assets recorded on the Corporation’s consolidated financial statements.

Other

Except for the contract liabilities noted above, the Corporation did not have any significant performance obligations as of March 31, 2019. The Corporation also did not have any material contract acquisition costs and did not make any significant judgments or estimates in recognizing revenue for financial reporting purposes.

NOTE 25 – SUPPLEMENTAL STATEMENT OF CASH FLOWS INFORMATION

Supplemental cash flow information is as follows:

	Quarter Ended March 31,
	2019	2018
(In thousands)

Cash paid for:

Interest on borrowings	$25,368	$24,353
Income tax	3,412	-
Operating cash flow from operating leases	2,742	-

Non-cash investing and financing activities:

Additions to OREO	12,264	15,867
Additions to auto and other repossessed assets	11,587	17,508
Capitalization of servicing assets	868	887
Loan securitizations	51,034	54,382
Loans held for investment transferred to held for sale	1,775	67,937
Adoption of lease accounting standard:
Right-of-use assets operating leases	57,178	-
Right-of-use liabilities operating leases	59,818	-

NOTE 26 – SEGMENT INFORMATION

Based upon the Corporation’s organizational structure and the information provided to the Chief Executive Officer and, to a lesser extent, the Board of Directors of the Corporation, the operating segments are based primarily on the Corporation’s lines of business for its operations in Puerto Rico, the Corporation’s principal market, and by geographic areas for its operations outside of Puerto Rico.  As of March 31, 2019, the Corporation had six reportable segments: Commercial and Corporate Banking; Mortgage Banking; Consumer (Retail) Banking; Treasury and Investments; United States Operations; and Virgin Islands Operations.  Management determined the reportable segments based on the internal reporting used to evaluate performance and to assess where to allocate resources. Other factors such as the Corporation’s organizational chart, nature of the products, distribution channels, and the economic characteristics of the products were also considered in the determination of the reportable segments.

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

The accounting policies of the segments are the same as those referred to in Note 1, “Basis of Presentation and Significant Accounting Policies,” in the audited consolidated financial statements of the Corporation for the year ended December 31, 2018, which are included in the Corporation’s 2018 Annual Report on Form 10-K.

The Corporation evaluates the performance of the segments based on net interest income, the provision for loan and lease losses, non-interest income, and direct non-interest expenses. The segments are also evaluated based on the average volume of their interest-earning assets less the allowance for loan and lease losses.

The following table presents information about the reportable segments for the quarters ended March 31, 2019 and 2018:

(In thousands)	Mortgage Banking	Consumer (Retail) Banking	Commercial and Corporate Banking	Treasury and Investments	United States Operations	Virgin Islands Operations	Total
For the quarter ended March 31, 2019:
Interest income	$30,857	$49,975	$37,387	$16,249	$24,157	$7,847	$166,472
Net (charge) credit for transfer of funds	(13,108)	19,662	(16,454)	11,250	(1,350)	-	-
Interest expense	-	(8,103)	-	(10,704)	(6,598)	(886)	(26,291)
Net interest income	17,749	61,534	20,933	16,795	16,209	6,961	140,181
(Provision) releases for loan and lease losses	(6,412)	(9,412)	8,050	-	(4,364)	318	(11,820)
Non-interest income	3,606	14,007	2,518	74	533	1,805	22,543
Direct non-interest expenses	(8,481)	(29,404)	(8,989)	(723)	(8,362)	(7,740)	(63,699)
Segment income	$6,462	$36,725	$22,512	$16,146	$4,016	$1,344	$87,205

Average earnings assets	$2,188,093	$1,824,240	$2,499,709	$2,392,467	$1,902,771	$472,912	$11,280,192

(In thousands)	Mortgage Banking	Consumer (Retail) Banking	Commercial and Corporate Banking	Treasury and Investments	United States Operations	Virgin Islands Operations	Total
For the quarter ended March 31, 2018:
Interest income	$32,321	$42,550	$32,337	$14,254	$19,527	$8,429	$149,418
Net (charge) credit for transfer of funds	(11,116)	15,222	(13,417)	9,974	(663)	-	-
Interest expense	-	(6,723)	-	(11,710)	(5,472)	(820)	(24,725)
Net interest income	21,205	51,049	18,920	12,518	13,392	7,609	124,693
Provision for loan and lease losses	(381)	(5,793)	(6,800)	-	(1,459)	(6,111)	(20,544)
Non-interest income	4,084	11,930	1,259	2,378	1,408	1,725	22,784
Direct non-interest expenses	(7,720)	(26,901)	(6,714)	(948)	(7,956)	(7,622)	(57,861)
Segment income (loss)	$17,188	$30,285	$6,665	$13,948	$5,385	$(4,399)	$69,072

Average earnings assets	$2,293,482	$1,566,795	$2,632,220	$2,470,830	$1,709,918	$571,199	$11,244,444

The following table presents a reconciliation of the reportable segment financial information to the consolidated totals:

	Quarter Ended
	March 31,
	2019	2018

Net income:

Total income for segments and other	$87,205	$69,072
Other operating expenses (1)	(26,273)	(28,166)
Income before income taxes	60,932	40,906
Income tax expense	17,618	7,758
Total consolidated net income	$43,314	$33,148

Average assets:

Total average earning assets for segments	$11,280,192	$11,244,444
Average non-earning assets	1,003,706	947,460
Total consolidated average assets	$12,283,898	$12,191,904

(1)

Expenses pertaining to corporate administrative functions that support the operating segment, but are not specifically attributable to or managed by any segment are not included in the reported financial results of the operating segments. The unallocated corporate expenses include certain general and administrative expenses and related depreciation and amortization expenses.

NOTE 27 – REGULATORY MATTERS, COMMITMENTS AND CONTINGENCIES

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

On October 3, 2017, the New York FED terminated the Written Agreement entered into on June 3, 2010 by the Corporation and the New York FED. However, the Corporation has agreed with the New York FED to continue to obtain the approval of the New York FED before paying dividends, receiving dividends from the Bank, making payments on subordinated debt or TRuPs, incurring or guaranteeing debt or purchasing or redeeming any corporate stock.

Although the Corporation and FirstBank became subject to the U.S. Basel III capital rules (“Basel III rules”) beginning on January 1, 2015, certain elements of the Basel III have been deferred by the federal banking agencies. The Corporation and FirstBank compute risk-weighted assets using the Standardized Approach required by the Basel III rules.

The Basel III rules require the Corporation to maintain an additional capital conservation buffer of 2.5% to avoid limitations on both (i) capital distributions (e.g., repurchases of capital instruments, dividends and interest payments on capital instruments,) and (ii) discretionary bonus payments to executive officers and heads of major business lines. The phase-in of the capital conservation buffer began on January 1, 2016 with a first year requirement of 0.625% of additional Common Equity Tier 1 Capital (“CET1”), which is being progressively increased over a four-year period, increasing by that same percentage amount on each subsequent January 1 until it reached the fully phased-in 2.5% CET1 requirement on January 1, 2019.

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

     In addition, as required under the Basel III rules, the Corporation’s TRuPs were fully phased-out from Tier 1 capital as of January 1, 2016. However, the Corporation’s TRuPs may continue to be included in Tier 2 capital until the instruments are redeemed or mature.

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

    Please refer to the discussion in “Part I, – Item 1, – Business – Supervision and Regulation,” included in the Corporation’s 2018 Form 10-K for a more complete discussion of supervision and regulatory matters and activities that affect the Corporation and its subsidiaries.

The regulatory capital positions of the Corporation and FirstBank as of March 31, 2019 and December 31, 2018 were as follows:

	Regulatory Requirements

	Actual		For Capital Adequacy Purposes		To be Well-Capitalized-General Thresholds

	Amount	Ratio	Amount	Ratio	Amount	Ratio

(Dollars in thousands)
As of March 31, 2019
Total Capital (to
Risk-Weighted Assets)
First BanCorp.	$2,154,733	24.10%	$715,368	8.0%	N/A	N/A
FirstBank	$2,111,831	23.61%	$715,536	8.0%	$894,420	10.0%
Common Equity Tier 1 Capital
(to Risk-Weighted Assets)
First BanCorp.	$1,827,442	20.44%	$402,395	4.5%	N/A	N/A
FirstBank	$1,691,245	18.91%	$402,489	4.5%	$581,373	6.5%
Tier I Capital (to
Risk-Weighted Assets)
First BanCorp.	$1,863,546	20.84%	$536,526	6.0%	N/A	N/A
FirstBank	$1,999,245	22.35%	$536,652	6.0%	$715,536	8.0%
Leverage ratio
First BanCorp.	$1,863,546	15.46%	$482,267	4.0%	N/A	N/A
FirstBank	$1,999,245	16.59%	$481,959	4.0%	$602,449	5.0%

As of December 31, 2018
Total Capital (to
Risk-Weighted Assets)
First BanCorp.	$2,118,940	24.00%	$706,418	8.0%	N/A	N/A
FirstBank	$2,075,894	23.51%	$706,426	8.0%	$883,032	10.0%
Common Equity Tier 1 Capital
(to Risk-Weighted Assets)
First BanCorp.	$1,792,880	20.30%	$397,360	4.5%	N/A	N/A
FirstBank	$1,656,563	18.76%	$397,365	4.5%	$573,971	6.5%
Tier I Capital (to
Risk-Weighted Assets)
First BanCorp.	$1,828,984	20.71%	$529,814	6.0%	N/A	N/A
FirstBank	$1,964,563	22.25%	$529,819	6.0%	$706,426	8.0%
Leverage ratio
First BanCorp.	$1,828,984	15.37%	$475,924	4.0%	N/A	N/A
FirstBank	$1,964,563	16.53%	$475,490	4.0%	$594,362	5.0%

The Corporation enters into financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments may include commitments to extend credit. As of March 31, 2019, commitments to extend credit amounted to approximately $1.3 billion, of which $655.5 million relates to credit card loans. Commercial and financial standby letters of credit amounted to approximately $41.5 million. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Since certain commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. For most of the commercial lines of credit, the Corporation has the option to reevaluate the agreement prior to additional disbursements. In the case of credit cards and personal lines of credit, the Corporation can cancel the unused credit facility at any time and without cause.

As of March 31, 2019, First BanCorp. and its subsidiaries were defendants in various legal proceedings arising in the ordinary course of business. On at least a quarterly basis, the Corporation assesses its liabilities and contingencies in connection with threatened and outstanding legal cases, matters and proceedings, utilizing the latest information available. For cases, matters and proceedings where it is both probable the Corporation will incur a loss and the amount can be reasonably estimated, the Corporation establishes an accrual for the loss. Once established, the accrual is adjusted as appropriate to reflect any relevant developments. For cases, matters or proceedings where a loss is not probable or the amount of the loss cannot be estimated, no accrual is established.

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

If management believes that, based on available information, it is at least reasonably possible that a material loss (or additional material loss in excess of any accrual) will be incurred in connection with any legal actions, the Corporation discloses an estimate of the possible loss or range of loss, either individually or in the aggregate, as appropriate, if such an estimate can be made, or discloses that an estimate cannot be made. Based on the Corporation’s assessment as of March 31, 2019, no such disclosures were necessary. However in the event of unexpected future developments, it is possible that the ultimate resolution of these cases, matters and proceedings, if unfavorable, may be material to the Corporation’s consolidated financial position on a particular period.

Set forth below is a description of the Corporation’s significant legal proceedings:

Ramírez Torres, et al. v. Banco Popular de Puerto Rico, et al.  FirstBank Puerto Rico has been named defendant in a punitive class action complaint, filed in February 2017 at the Court of First Instance in San Juan, Puerto Rico. The Complaint seeks damages and preliminary injunctive relief on behalf of the purported class against Banco Popular de Puerto Rico and other financial institutions with insurance agency subsidiaries in Puerto Rico. Plaintiffs allege that Defendants have been unjustly enriched by failing to reimburse them for "good experience" commissions allegedly paid by Antilles Insurance Company and Puerto Rico Home Insurance Company. In March 2017, FirstBank Puerto Rico filed a Motion to Dismiss and a Motion for Declaratory Judgment and Third-Party Complaint against Antilles Insurance Company and the Insurance Commissioner's Office. All other co-defendants filed motions to dismiss the complaint and opposed the request for preliminary injunctive relief.  Antilles Insurance Company filed a Motion against the Third-Party Complaint filed by FirstBank Puerto Rico, which FirstBank Puerto Rico opposed. The Insurance Commissioner's Office filed a Motion for Summary Judgment. In July 2017, the Court issued a Judgment granting the Motions to Dismiss filed by Defendants, dismissing the Complaint with prejudice, except the Third-Party Complaint filed by FirstBank Puerto Rico which was dismissed without prejudice. In August 2017, Plaintiffs filed an appeal before the Puerto Rico Court of Appeals and FirstBank Puerto Rico and other co-defendants filed their Oppositions to Plaintiffs appeal. In March 2018, the Court of Appeals entered a Judgment revoking the lower court’s Judgment. One co-defendant filed for reconsideration, which was denied, and all other co-defendants filed their respective Petitions of Certiorari before the Puerto Rico Supreme Court, which also denied review. Co-defendants have filed for reconsideration. All Motions for Reconsideration were denied, and the case was remanded to the Court of First Instance for the continuation of proceedings. A Class certification hearing scheduled for May 2, 2019 was changed to a status hearing. Parties discussed their respective positions, specifically that prior to celebrating any other hearing, it is imperative that the Court enters to resolve FirstBank’s suit seeking Declaratory Judgment. The Court has scheduled next hearings for September 2019.

NOTE 28 – FIRST BANCORP. (HOLDING COMPANY ONLY) FINANCIAL INFORMATION

The following condensed financial information presents the financial position of the Holding Company only as of March 31, 2019 and December 31, 2018, and the results of its operations for the quarters ended March 31, 2019 and 2018:

Statements of Financial Condition
(Unaudited)

	As of March 31,	As of December 31,
	2019	2018
(In thousands)

Assets
Cash and due from banks	$22,536	$10,984
Money market investments	6,111	6,111
Other investment securities	285	285
Investment in First Bank Puerto Rico, at equity	2,235,568	2,179,655
Investment in First Bank Insurance Agency, at equity	21,295	17,780
Investment in FBP Statutory Trust I	1,963	1,963
Investment in FBP Statutory Trust II	3,561	3,561
Other assets	3,615	12,219
Total assets	$2,294,934	$2,232,558

Liabilities and Stockholders' Equity
Liabilities:
Other borrowings	$184,150	$184,150
Accounts payable and other liabilities	10,327	3,704
Total liabilities	194,477	187,854

Stockholders' equity	2,100,457	2,044,704
Total liabilities and stockholders' equity	$2,294,934	$2,232,558

Statements of Income
(Unaudited)

	Quarter Ended
	March 31,	March 31,
	2019	2018
	(In thousands)

Income:
Interest income on money market investments	$105	$5
Dividend income from banking subsidiaries	9,500	21,584
Other income	75	63
	9,680	21,652
Expense:
Other borrowings	2,466	2,085
Other operating expenses	556	596
	3,022	2,681
Gain on early extinguishment of debt	-	2,316
Income before income taxes and equity in undistributed
earnings of subsidiaries	6,658	21,287
Income tax provision	1,339	-
Equity in undistributed earnings of subsidiaries	37,995	11,861
Net income	$43,314	$33,148
Other comprehensive income (loss), net of tax	20,510	(24,053)
Comprehensive income	$63,824	$9,095

NOTE 29 – SUBSEQUENT EVENTS

The Corporation has performed an evaluation of events occurring  subsequent to March 31, 2019; management has determined that there were no events occurring in this period that require disclosure in or adjustment to the accompanying financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

                 OPERATIONS (“MD&A”)

SELECTED FINANCIAL DATA
	Quarter ended
(In thousands, except for per share and financial ratios)	March 31,
	2019	2018
Condensed Income Statements:
Total interest income	$166,472	$149,418
Total interest expense	26,291	24,725
Net interest income	140,181	124,693
Provision for loan and lease losses	11,820	20,544
Non-interest income	22,543	22,784
Non-interest expenses	89,972	86,027
Income before income taxes	60,932	40,906
Income tax expense	17,618	7,758
Net income	43,314	33,148
Net income attributable to common stockholders	42,645	32,479
Per Common Share Results:
Net earnings per common share-basic	$0.20	$0.15
Net earnings per common share-diluted	$0.20	$0.15
Cash dividends declared	$0.03	$-
Average shares outstanding	216,338	214,646
Average shares outstanding diluted	216,950	216,294
Book value per common share	$9.50	$8.51
Tangible book value per common share (1)	$9.32	$8.32
Selected Financial Ratios (In Percent):
Profitability:
Return on Average Assets	1.43	1.10
Interest Rate Spread	4.45	4.05
Net Interest Margin	4.92	4.40
Interest Rate Spread - tax equivalent basis (2)	4.63	4.22
Net Interest Margin - tax equivalent basis (2)	5.11	4.57
Return on Average Total Equity	8.43	7.22
Return on Average Common Equity	8.58	7.37
Average Total Equity to Average Total Assets	16.97	15.27
Tangible common equity ratio (1)	16.42	14.80
Dividend payout ratio	15.22	-
Efficiency ratio (3)	55.29	58.33
Asset Quality:
Allowance for loan and lease losses to total loans held for investment	2.04	2.60
Net charge-offs (annualized) to average loans (4)	1.10	1.21
Provision for loan and lease losses to net charge-offs	48.34	77.43
Non-performing assets to total assets (4)	3.35	5.22
Nonaccrual loans held for investment to total loans held for investment (4)	3.03	4.74
Allowance to total nonaccrual loans held for investment (4)	67.36	54.82
Allowance to total nonaccrual loans held for investment,
excluding residential real estate loans	130.56	93.87
Other Information:
Common Stock Price: End of period	$11.46	$6.02

	As of March 31, 2019	As of December 31, 2018
Balance Sheet Data:
Total loans, including loans held for sale	$9,029,991	$8,901,309
Allowance for loan and lease losses	183,732	192,362
Money market and investment securities	2,102,078	2,139,503
Intangible assets	37,958	38,757
Deferred tax asset, net	305,963	319,851
Total assets	12,376,780	12,243,561
Deposits	9,070,834	8,994,714
Borrowings	1,024,150	1,074,236
Total preferred equity	36,104	36,104
Total common equity	2,084,258	2,049,015
Accumulated other comprehensive loss, net of tax	(19,905)	(40,415)
Total equity	2,100,457	2,044,704
__________________
(1)	Non-GAAP financial measures (as defined below). Refer to "Capital" below for additional information about the components and a reconciliation of these measures.
(2)	On a tax-equivalent basis and excluding the changes in fair value of derivative instruments (see "Net Interest Income" below for a reconciliation of these non-GAAP financial measures).
(3)	Non-interest expenses to the sum of net interest income and non-interest income.
(4)

Loans used in the denominator in calculating each of these ratios include purchased credit-impaired ("PCI") loans. However, the Corporation separately tracks and reports PCI loans and excludes these from nonaccrual loan and non-performing asset amounts.

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

OVERVIEW OF RESULTS OF OPERATIONS

First BanCorp.'s results of operations depend primarily on its net interest income, which is the difference between the interest income earned on its interest-earning assets, including investment securities and loans, and the interest expense incurred on its interest-bearing liabilities, including deposits and borrowings.  Net interest income is affected by various factors, including: the interest rate scenario; the volumes, mix and composition of interest-earning assets and interest-bearing liabilities; and the re-pricing characteristics of these assets and liabilities. The Corporation's results of operations also depend on the provision for loan and lease losses, non-interest expenses (such as personnel, occupancy, the deposit insurance premium and other costs), non-interest income (mainly service charges and fees on deposits and insurance income), gains (losses) on sales of investments, gains (losses) on mortgage banking activities, and income taxes.

The Corporation had net income of $43.3 million, or $0.20 per diluted common share, for the quarter ended March 31, 2019, compared to $33.1 million, or $0.15 per diluted common share, for the same period in 2018.

The key drivers of the Corporation’s GAAP financial results for the quarter ended March 31, 2019, include the following:

•          Net interest income for the quarter ended March 31, 2019 was $140.2 million, compared to $124.7 million for the first quarter of 2018.  The increase of $15.5 million was driven primarily by: (i) an $8.5 million increase in interest income on commercial and construction loans, primarily associated with the upward repricing of variable-rate commercial loans, higher collections of interest payments on nonaccrual loans, and the growth in the balance of the performing commercial and construction loan portfolio; (ii) a $7.5 million increase in interest income on consumer loans, mainly due to a $236.1 million increase in the  average balance of this portfolio, primarily auto loans and finance leases; (iii) a $2.0 million increase in interest income on investment securities, primarily due to the gradual reinvestment of liquidity, obtained from the growth in non-interest bearing deposits and proceeds from maturing debt securities, into higher yielding U.S. agency debt securities; and (iv) a $0.6 million increase in interest income from interest-bearing cash balances, primarily deposits maintained at the Federal Reserve Bank of New York (“New York FED”), due to increases in the Federal Funds target rate.

These increases were partially offset by: (i) a $1.6 million increase in total interest expense, driven by the effect of higher market interest rates on the cost of retail CDs, brokered CDs, and FHLB advances, as well as the upward repricing of variable- rate repurchase agreements and junior subordinated debentures; and (ii) a $1.5 million decrease in interest income on residential mortgage loans, mainly due to the $104.9 million decrease in the average balance of this portfolio.

The net interest margin increased to 4.92% for the first quarter of 2019, compared to 4.40% for the same period a year ago, primarily due to the aforementioned upward repricing of variable-rate commercial loans, the gradual reinvestment of liquidity into higher-yielding investment securities, a higher proportion of consumer loans to total loans, and an improved funding mix driven by the increase in the proportion of interest-earning assets funded by the growth in non-interest bearing deposits.  See  “Net Interest Income” below  for additional information.

•          The provision for loan and lease losses decreased by $8.7 million to $11.8 million for the first quarter of 2019, compared to $20.5 million for the same period in 2018. The decrease was driven by  a $19.1 million decrease in the provision for commercial and construction loans, primarily due to the effect in the first quarter of 2019 of commercial loans reserve releases of approximately $6.4 million related to improvements in historical loss rates used for the determination of general reserves, the effect in the first quarter of 2018 of a $5.6 million charge related to $57.2 million in nonaccrual loans transferred to held for sale, and higher loan loss recoveries recorded in 2019. This was partially offset by: (i) a $6.2 million increase in the provision for residential mortgage loans, reflecting, among other things, the effect of updated appraisals indicating lower collateral values and an increase in the amount of loans in foreclosure stage; and (ii) a $4.1 million increase in the provision for consumer loans, primarily due to higher net charge-offs on home equity lines of credit and the effect of higher releases in 2018 associated with the decline in the credit card portfolio as customers resumed their payments after the expiration of hurricane-related payment deferral programs.

Net charge-offs totaled $24.5 million for the first quarter of 2019, or 1.10% of average loans on an annualized basis, compared to $26.5 million, or 1.21% of average loans for the same period in 2018.  The decrease consisted of a $6.1 million decline in net charge-offs of commercial and construction loans, partially offset by an increase of $2.5 million in net charge-offs of residential mortgage loans and an increase of $1.5 million in net charge-offs taken on consumer loans.  The decrease in net charge-offs of commercial and construction loans primarily reflects the effect of $9.7 million in charge-offs taken on nonaccrual commercial and construction loans transferred to held for sale in the first quarter of 2018 and a $1.1 million increase in commercial loan loss recoveries, partially offset by a $5.7 million charge-off taken in the first quarter of 2019 on a commercial and industrial loan in Puerto Rico with a previously-established specific reserve.  See “Provision for loan and lease losses” and “Risk Management” below for an analysis of the allowance for loan and lease losses and non-performing assets and related ratios.

•          The Corporation recorded non-interest income of $22.5 million for the first quarter of 2019, compared to $22.8 million for the same period in 2018.  The decrease was primarily driven by: (i) the effect in the first quarter of 2018 of a $2.3 million gain on the repurchase and cancellation of $23.8 million in trust-preferred securities (“TRuPs”); (ii) the effect in the first quarter of 2018 of a $0.8 million gain on the sale of fixed assets of a closed banking branch in Florida; and (iii) a $0.5 million decrease in revenues from the mortgage banking activities driven by a $0.7 million adjustment recorded in the first quarter of 2018 to reduce the valuation allowance of mortgage servicing rights.

These decreases were partially offset by:  (i) a $0.9 million increase in insurance commission income, primarily due to higher seasonal contingent commissions recognized in 2019; (ii) a $0.6 million increases in service charges on deposit accounts; (iii) a $0.6 million increase in fee-based income from ATMs, POS, credit and debit cards, and merchant-related activities due to higher transaction volumes; (iv) the effect of a $0.6 million lower of cost or market adjustment recorded in the first quarter of 2018 to reduce the carrying value of a construction loan held for sale; and (v) a $0.2 million gain on the sale of $4.8 million in nonaccrual commercial and construction loans held for sale completed in the first quarter of 2019. See “Non-Interest Income” below for additional information.

•          Non-interest expenses for the first quarter of 2019 was $90.0 million compared to $86.0 million for the same period in 2018.  The increase in non-interest expenses was largely driven by: (i) a $3.6 million increase in losses on other real estate owned (“OREO”) operations, reflecting, among other things, a $2.1 million increase in adverse fair value adjustments to the value of OREO properties and a $0.7 million increase related to lower income recognized from rental payments associated with income-producing commercial properties; (ii) a $1.1 million increase in business promotion expenses, primarily related to marketing and sponsorships activities as well as an increase in contributions to charitable organizations; and (iii) a $1.0 million increase in occupancy and equipment costs, primarily related to higher depreciation and amortization expenses in connection with enhancements to technology infrastructure projects placed in production.

These increases were partially offset by: (i) a $1.4 million decrease in employees’ compensation and benefits expenses, primarily reflecting the effect in the first quarter of 2019 of a $2.3 million expense recovery related to an employee retention benefit payment (the “Benefit”) received by the Bank by virtue of the Disaster Tax Relief and Airport Extension Act of 2017, as amended (the “Disaster Tax Relief Act”), and a $1.1 million decrease in stock-based compensation, partially offset by increases related to salary merit increases and adjustments related to the Corporation’s annual salary review that took effect in July 2018, higher headcount, and higher matching contribution to the employees’ retirement plans; and (ii) a $1.0 million decrease in the Federal Deposit Insurance Corporation (“FDIC”) insurance premium assessment reflecting, among other things, the effect of improved earnings trends and reductions in brokered CDs.  See “Non Interest Expenses” below for additional information.

•          For the first quarter of 2019, the Corporation recorded income tax expense of $17.6 million, compared to $7.8 million for the same period in 2018. The increase was mostly attributable to the higher pre-tax earnings and a higher estimated effective tax rate for 2019. The Corporation’s estimated annual effective tax rate in the first quarter of 2019, excluding entities from which a tax benefit cannot be recognized and discrete items, was 28% compared to 27% for the first quarter of 2018. The estimated annual effective tax rate for 2019 including all entities was 29% (26% excluding discrete items), compared to 19% for the first quarter of 2018 (23% excluding discrete items). As of March 31, 2019, the Corporation had a net deferred tax asset of $306.0 million (net of a valuation allowance of $95.6 million, including a valuation allowance of $63.5 million against the deferred tax assets of the Corporation’s banking subsidiary, FirstBank).  See “Income Taxes” below for additional information.

•          As of March 31, 2019, total assets were $12.4 billion, an increase of $133.2 million from December 31, 2018. The increase was mainly due to a $128.7 million increase in total loans, consisting of growth of $74.1 million in Puerto Rico, $50.3 million in the Florida region, and $4.3 million in the Virgin Islands region. On a portfolio basis, the increase consisted of a

$96.0 million growth in commercial and construction loans and a $70.6 million growth in consumer loans, partially offset by a $37.9 million decrease in residential mortgage loans.  In addition, there was an increase of $57.2 million related to the recognition of a right-of-use asset for operating leases in accordance with the adoption of the Accounting Standards Update No. (“ASU”) 2016-02, “Leases (Topic 842).”  These increases were partially offset by a $37.6 million decrease in investment securities driven by prepayments of U.S. agency MBS.   See “Financial Condition and Operating Data Analysis” below for additional information.

•          As of March 31, 2019, total liabilities were $10.3 billion, an increase of $77.5 million from December 31, 2018.  The increase was mainly due a $124.4 million increase in deposits, excluding brokered CDs and government deposits, and a $59.8 million increase related to the effect of the right-of-use liability for operational leases recorded in connection with the adoption of ASU 2016-02 in the first quarter of 2019.  These increases were partially offset by the repayment at maturity of a $50.1 million short-term repurchase agreement and a $45.9 million decrease in brokered CDs.  See “Risk Management – Liquidity Risk and Capital Adequacy” below for additional information about the Corporation’s funding sources.

•          As of March 31, 2019, the Corporation’s stockholders’ equity was $2.1 billion, an increase of $55.8 million from December 31, 2018.  The increase was mainly driven by the earnings generated in the first quarter and a $20.5 million increase in the fair value of available-for-sale investment securities recorded as part of Other comprehensive income.  The Corporation’s Total Capital, Common Equity Tier 1 Capital, Tier 1 Capital and Leverage ratios were 24.10%, 20.44%, 20.84%, and 15.46%, respectively, as of March 31, 2019, compared to Total Capital, Common Equity Tier 1 Capital, Tier 1 Capital and Leverage ratios of 24.00%, 20.30%, 20.71%, and 15.37%, respectively, as of December 31. 2018. See “Risk Management – Capital” below for additional information.

•          Total loan production, including purchases, refinancings, renewals and draws from existing revolving and non-revolving commitments, was $881.5 million for the quarter ended March 31, 2019, excluding the utilization activity on outstanding credit cards, compared to $606.3 million for the same period in 2018. The increase primarily reflects higher commercial loan originations in both the Puerto Rico and Florida regions, and a higher volume of consumer loan originations in Puerto Rico.

•          Total non-performing assets were $414.9 million as of March 31, 2019, a decrease of $52.2 million from December 31, 2018. The decrease was primarily attributable to: (i) a $12.9 million reduction related to the split loan restructuring of a commercial mortgage loan in Puerto Rico; (ii) a $15.2 million decrease in nonaccrual residential mortgage loans; (iii) an $8.7 million decrease related to sales and repayments of commercial and construction loans held for sale; and (iv) a $5.7 million charge-off taken on a commercial and industrial loan with a previously-established specific reserve.  See “Risk Management – Non-Accruing and Non-Performing Assets” below for additional information.

•          Adversely classified commercial and construction loans, including loans held for sale, decreased by $33.7 million to $322.3 million as of March 31, 2019.  The decrease was driven by the upgrade in the credit risk classification of several commercial loans totaling $11.5 million, charge-offs, collections, and the aforementioned reduction of $8.7 million related to sales and repayments of nonaccrual loans held for sale.

The Corporation’s financial results for the first quarters of 2019 and 2018 included the following significant items that management believes are not reflective of core operating performance, are not expected to reoccur with any regularity or may reoccur at uncertain times and in uncertain amounts (the “Special Items”):

Quarter ended March 31, 2019

•          Positive effect in earnings of $6.4 million ($4.0 million after-tax) related to loan loss reserve releases resulting from revised estimates of the qualitative reserves associated with the effects of Hurricanes Irma and Maria, primarily related to consumer and commercial loans.  See “Provision for Loan and Lease Losses” below for additional information.

•          Expense recovery of $2.3 million related to the employee retention benefit mentioned above.  The Benefit was recorded as an offset to the employees’ compensation and benefits expenses recognized in the first quarter of 2019 and will not be treated as taxable income by virtue of the Disaster Tax Relief Act. See “Non-Interest Expenses” below for additional information.

Quarter ended March 31, 2018

•          Positive effect in earnings of $4.8 million ($2.9 million after-tax) related to a $6.4 million net loan loss reserve release resulting from revised estimates of the reserves associated with the effects of Hurricanes Irma and Maria, partially offset by $1.6 million of hurricane-related expenses recorded in the first quarter of 2018. See “Provision for Loan and Lease Losses” below for additional information.

•          Gain of $2.3 million on the repurchase and cancellation of $23.8 million in TRuPs, reflected in the consolidated statement of income as Gain on early extinguishment of debt. The gain, realized at the holding company level, had no effect on the income tax expense in 2018. See “Non-Interest Income” below for additional information.

The following table reconciles for the first quarter of 2019 and 2018 the reported net income to adjusted net income, a non-GAAP financial measure that excludes the Special Items identified above:

	Quarter ended March 31,
	2019	2018
(In thousands)
Net income, as reported (GAAP)	$43,314	$33,148
Adjustments:
Hurricane-related loan loss reserve release	(6,425)	(6,407)
Hurricane-related expenses	-	1,596
Employee retention benefit - Disaster Tax Relief Act	(2,317)	-
Gain on early extinguishment of debt		(2,316)
Income tax impact of adjustments (1)	2,409	1,876
Adjusted net income (Non-GAAP) (2)	$36,981	$27,897

(1)	See “Basis of Presentation” below for the individual tax impact related to each reconciling item.
(2)

The Corporation is no longer considering the effect of loans transferred to held for sale as a Special Item, and, thus, this effect is no longer presented as an adjustment from GAAP to non-GAAP financial measures, such as adjusted net income, adjusted provision for loan and lease losses, and adjusted provision to net-charge-offs ratio.

Critical Accounting Policies and Practices

The accounting principles of the Corporation and the methods of applying these principles conform to GAAP. The Corporation’s critical accounting policies relate to: 1) the allowance for loan and lease losses; 2) other-than-temporary impairments (“OTTI”); 3) income taxes; 4) the classification and values of financial instruments; 5) income recognition on loans; 6) loans acquired; and 7) loans held for sale.  These critical accounting policies involve judgments, estimates and assumptions made by management that affect the amounts recorded for assets, liabilities and contingent liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from estimates, if different assumptions or conditions prevail. Certain determinations inherently require greater reliance on the use of estimates, assumptions, and judgments and, as such, have a greater possibility of producing results that could be materially different than those originally reported.

The Corporation’s critical accounting policies are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in First BanCorp.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (“2018 Annual Report on Form 10-K”). There have not been any material changes in the Corporation’s critical accounting policies since December 31, 2018.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income is the excess of interest earned by First BanCorp. on its interest-earning assets over the interest incurred on its interest-bearing liabilities. First BanCorp.’s net interest income is subject to interest rate risk due to the repricing and maturity mismatch of the Corporation’s assets and liabilities. Net interest income for the quarter ended March 31, 2019 was $140.2 million, compared to $124.7 million for the comparable period in 2018. On a tax-equivalent basis and excluding the changes in the fair value of derivative instruments, net interest income for the quarter ended March 31, 2019 was $145.5 million, compared to $129.5 million for the comparable period in 2018.

The following tables include a detailed analysis of net interest income. Part I presents average volumes (based on the average daily balance) and rates on an adjusted tax-equivalent basis and Part II presents, also on an adjusted tax-equivalent basis, the extent to which changes in interest rates and changes in the volume of interest-related assets and liabilities have affected the Corporation’s net interest income. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes in (i) volume (changes in volume multiplied by prior period rates), and (ii) rate (changes in rate multiplied by prior period volumes). Rate-volume variances (changes in rate multiplied by changes in volume) have been allocated to either the changes in volume or the changes in rate based upon the effect of each factor on the combined totals.

 The net interest income is computed on an adjusted tax-equivalent basis and excluding the change in the fair value of derivative instruments. For the definition and reconciliation of this non-GAAP financial measure, refer to the discussions below.

Part I

	Average Volume		Interest income (1) / expense		Average Rate (1)
Quarter ended March 31,	2019	2018	2019	2018	2019	2018
(Dollars in thousands)

Interest-earning assets:
Money market and other short-term investments	$490,045	$618,468	$2,829	$2,256	2.34%	1.48%
Government obligations (2)	765,250	798,186	7,476	6,193	3.96%	3.15%
Mortgage-backed securities (“MBS”)	1,333,752	1,260,142	11,897	10,625	3.62%	3.42%
Federal Home Loan Bank (“FHLB”) stock	41,930	40,937	696	693	6.73%	6.87%
Other investments	3,078	2,705	6	2	0.79%	0.30%
Total investments (3)	2,634,055	2,720,438	22,904	19,769	3.53%	2.95%

Residential mortgage loans	3,122,372	3,227,222	41,819	43,350	5.43%	5.45%
Construction loans	85,485	118,907	1,329	922	6.31%	3.14%
Commercial and Industrial and Commercial mortgage loans	3,724,486	3,688,415	53,282	45,189	5.80%	4.97%
Finance leases	341,789	260,119	6,386	4,660	7.58%	7.27%
Consumer loans	1,638,742	1,484,305	46,078	40,306	11.40%	11.01%
Total loans (4) (5)	8,912,874	8,778,968	148,894	134,427	6.78%	6.21%
Total interest-earning assets	$11,546,929	$11,499,406	$171,798	$154,196	6.03%	5.44%

Interest-bearing liabilities:
Brokered CDs	$523,258	$1,043,255	$2,687	$4,355	2.08%	1.69%
Other interest-bearing deposits	6,024,953	6,021,699	14,805	12,616	1.00%	0.85%
Other borrowed funds	327,001	414,488	5,014	4,382	6.22%	4.29%
FHLB advances	740,000	715,000	3,785	3,372	2.07%	1.91%
Total interest-bearing liabilities	$7,615,212	$8,194,442	$26,291	$24,725	1.40%	1.22%

Net interest income			$145,507	$129,471

Interest rate spread					4.63%	4.22%

Net interest margin					5.11%	4.57%

(1)

On an adjusted tax-equivalent basis.  The adjusted tax-equivalent yield was estimated by dividing the interest rate spread on exempt assets by 1 less the Puerto Rico statutory tax rate of 37.5% (39% for the quarter ended March 31, 2018) and adding to it the cost of interest-bearing liabilities.  The tax-equivalent adjustment recognizes the income tax savings when comparing taxable and tax-exempt assets.  Management believes that it is a standard practice in the banking industry to present net interest income, interest rate spread and net interest margin on a fully tax-equivalent basis. Therefore, management believes these measures provide useful information to investors by allowing them to make peer comparisons. Changes in the fair value of derivatives are excluded from interest income and interest expense because the changes in valuation do not affect interest received or paid.

(2)	Government obligations include debt issued by government-sponsored agencies.
(3)	Unrealized gains and losses on available-for-sale securities are excluded from the average volumes.
(4)	Average loan balances include the average of nonaccrual loans.
(5)

Interest income on loans includes $2.1 million and $1.8 million for the first quarters of 2019 and 2018, respectively, of income from prepayment penalties and late fees related to the Corporation’s loan portfolio.

Part II

	Quarter ended March 31,
	2019 compared to 2018
	Increase (decrease)
	Due to:
(In thousands)	Volume	Rate	Total

Interest income on interest-earning assets:

Money market and other short-term investments	$(617)	$1,190	$573
Government obligations	(302)	1,585	1,283
MBS	639	633	1,272
FHLB stock	17	(14)	3
Other investments	-	4	4
Total investments	(263)	3,398	3,135

Residential mortgage loans	(1,405)	(126)	(1,531)
Construction loans	(398)	805	407
Commercial and Industrial and Commercial mortgage loans	446	7,647	8,093
Finance leases	1,518	208	1,726
Consumer loans	4,305	1,467	5,772
Total loans	4,466	10,001	14,467
Total interest income	4,203	13,399	17,602

Interest expense on interest-bearing liabilities:

Brokered CDs	(2,443)	775	(1,668)
Other interest-bearing deposits	7	2,182	2,189
Other borrowed funds	(1,153)	1,785	632
FHLB advances	121	292	413
Total interest expense	(3,468)	5,034	1,566
Change in net interest income	$7,671	$8,365	$16,036

Portions of the Corporation’s interest-earning assets, mostly investments in obligations of some U.S. government agencies and sponsored entities, generate interest that is exempt from income tax, principally in Puerto Rico. Also, interest and gains on sales of investments held by the Corporation’s international banking entities (“IBEs”) are tax-exempt under Puerto Rico tax law (see “Income Taxes” below for additional information). To facilitate the comparison of all interest data related to these assets, the interest income has been converted to an adjusted tax equivalent basis. The tax equivalent yield was estimated by dividing the interest rate spread on exempt assets by 1 less the Puerto Rico statutory tax rate (37.5% for 2019 and 39% for 2018) and adding to it the average cost of interest-bearing liabilities. The computation considers the interest expense disallowance required by Puerto Rico tax law.

Management believes that the presentation of net interest income excluding the effects of the changes in the fair value of the derivative instruments (“valuations”) provides additional information about the Corporation’s net interest income and facilitates comparability and analysis. The changes in the fair value of the derivative instruments have no effect on interest due or interest earned on interest-bearing liabilities or interest-earning assets, respectively.

   The following table reconciles net interest income in accordance with GAAP to net interest income, excluding valuations, and net interest income on an adjusted tax-equivalent basis. The table also reconciles net interest spread and net interest margin on a GAAP basis to these items excluding valuations, and on an adjusted tax-equivalent basis:

	Quarter Ended March 31,
(Dollars in thousands)	2019	2018

Interest Income - GAAP	$166,472	$149,418
Unrealized loss on derivative instruments	4	-
Interest income excluding valuations	166,476	149,418
Tax-equivalent adjustment	5,322	4,778
Interest income on a tax-equivalent basis excluding valuations	171,798	154,196

Interest Expense - GAAP	26,291	24,725

Net interest income - GAAP	$140,181	$124,693

Net interest income excluding valuations - Non-GAAP	$140,185	$124,693

Net interest income on a tax-equivalent basis and excluding valuations- Non-GAAP	$145,507	$129,471

Average Balances
Loans and leases	$8,912,874	$8,778,968
Total securities, other short-term investments and interest-bearing cash balances	2,634,055	2,720,438
Average Interest-Earning Assets	$11,546,929	$11,499,406

Average Interest-Bearing Liabilities	$7,615,212	$8,194,442

Average Yield/Rate
Average yield on interest-earning assets - GAAP	5.85%	5.27%
Average rate on interest-bearing liabilities - GAAP	1.40%	1.22%
Net interest spread - GAAP	4.45%	4.05%
Net interest margin - GAAP	4.92%	4.40%

Average yield on interest-earning assets excluding valuations- Non-GAAP	5.85%	5.27%
Average rate on interest-bearing liabilities	1.40%	1.22%
Net interest spread excluding valuations- Non-GAAP	4.45%	4.05%
Net interest margin excluding valuations- Non-GAAP	4.92%	4.40%

Average yield on interest-earning assets on a tax-equivalent basis
and excluding valuations - Non-GAAP	6.03%	5.44%
Average rate on interest-bearing liabilities	1.40%	1.22%
Net interest spread on a tax-equivalent basis and excluding valuations- Non-GAAP	4.63%	4.22%
Net interest margin on a tax-equivalent basis and excluding valuations- Non-GAAP	5.11%	4.57%

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

For the quarter ended March 31, 2019, net interest income increased $15.5 million to $140.2 million, compared to $124.7 million for the same period in 2018.  The $15.5 million increase in net interest income was primarily due to:

•          An $8.5 million increase in interest income on commercial and construction loans, primarily associated with the upward repricing of variable-rate commercial loans and higher yields on new loan originations, higher collections of interest payments on nonaccrual loans, and the growth in the balance of the performing commercial and construction loan portfolio.

•          A $7.5 million increase in interest income on consumer loans, mainly due to a $236.1 million increase in the average balance of this portfolio, primarily auto loans and finance leases, and, to a lesser extent, higher yields on new loan originations.

•          A $2.0 million increase in interest income on investment securities, primarily due to the gradual reinvestment of liquidity, obtained from the growth in non-interest bearing deposits and proceeds from maturing debt securities, into higher yielding U.S. agency debt securities.  In addition, approximately $0.5 million of the increase was related to a lower U.S. agency MBS premium amortization expense, resulting from lower prepayment rates, and approximately $0.3 million of the increase was related to the upward repricing of certain variable-rate Puerto Rico municipal bonds held by the Corporation and accounted for as held-to-maturity securities.

•          A $0.6 million increase in interest income from interest-bearing cash balances, primarily deposits maintained at the New York FED, due to increases in the Federal Funds target rate.  The Federal Funds target rate has increased three times since the end of the first quarter of 2018 from a range of 1.50% - 1.75% to its current range of 2.25% - 2.50%.

Partially offset by:

•          A $1.6 million increase in total interest expense, driven by (i) a $2.2 million increase in interest expense on non-brokered interest-bearing deposits, driven by the effect of higher market interest rates on the cost of retail CDs and savings deposits; (ii) an aggregate increase in interest expense of $0.6 million related to the upward repricing of repurchase agreements and junior subordinated debentures tied to short-term interest rates; and (iii) a $0.4 million increase in interest expense on FHLB advances, primarily related to the higher average cost of new FHLB advances obtained since the end of the first quarter of 2018 as compared to FHLB advances that matured during such period.  These increases were partially offset by a $1.7 million decrease in interest expense on brokered CDs, primarily related to a $520.0 million decrease in the average balance that more than offset higher costs of new issuances.  Over the last twelve months, the Corporation repaid $549.2 million of maturing brokered CDs with an all-in cost of 1.56% and new issuances amounted to $102.0 million with an all-in cost of 2.83%.

•          A $1.5 million decrease in interest income on residential mortgage loans, mainly due to the $104.9 million decrease in the average balance of this portfolio.  Approximately 76% of the residential mortgage loan originations in Puerto Rico for the first quarter of 2019 consisted of conforming loan originations sold in the secondary market to Ginnie Mae (“GNMA”) and government-sponsored entities (“GSEs”) or maintained in the held-for-sale portfolio as of March 31, 2019.

The net interest margin increased by 52 basis points to 4.92% for the first quarter of 2019, compared to 4.40% for the first quarter of 2018, driven by the aforementioned upward repricing of variable-rate commercial loans, an improved funding mix, driven by the increase in the proportion of interest-earning assets funded by the growth in non-interest bearing deposits, the gradual reinvestment of liquidity into higher-yielding investment securities, and a higher proportion of consumer loans to total loans.  The average balance of non-interest bearing deposits increased by $455.3 million to $2.4 billion for the first quarter of 2019, compared to $2.0 billion for the first quarter of 2018.

On an adjusted tax-equivalent basis, net interest income for the first quarter of 2019 increased by $16.0 million to $145.5 million when compared to the same period in 2018. In addition to the facts discussed above, the increase for the first quarter of 2019 also included an increase of $0.5 million in the tax-equivalent adjustment, primarily attributable to a higher volume of tax-exempt U.S agency MBS held by the IBE subsidiary First Bank Overseas.

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

     As described in Note 2, “Update on Effects of Natural,” two strong hurricanes affected the Corporation’s service areas during September 2017.  These hurricanes caused widespread property damage, flooding, power outages, and water and communication service interruptions, and severely disrupted normal economic activity in the affected areas.  Relationship officers continued to closely monitor the performance of hurricane-affected commercial loan customers during the first quarter of 2019.  Information provided by these commercial loan officers, including information derived from regularly scheduled annual reviews, and statistics on performance of consumer and residential credits were factored into the determination of the allowance for loan and lease losses as of March 31, 2019.

As a result of the aforementioned analyses, during the first quarter of 2019, the Corporation recorded a net loan loss reserve release of approximately $6.4 million in connection with revised estimates associated with the effects of the hurricanes, which was similar to the hurricane-related net loan loss reserve release recorded in the first quarter of 2018. Approximately $3.0 million of the $6.4 million reserve release recorded in the first quarter of 2019 was attributable to the updated payment patterns and credit risk analyses applied to consumer borrowers subject to payment deferral programs that expired early in 2018.  In addition, there was a $3.4 million reserve release recorded in the first quarter of 2019 associated with the resolution of uncertainties surrounding the repayment prospects of a hurricane-affected commercial customer. The significant overall uncertainties that complicated management’s early assessments of hurricane-related credit losses have been largely addressed in the 18-month period since the hurricanes, and the hurricanes’ effect on credit quality in future periods will be reflected in the normal process for determining the allowance for loan losses and not through a separate hurricane-related qualitative reserve, which amounted to $12.6 million as of March 31, 2019 (December 31, 2018 - $19.2 million). Some uncertainties remain, however, including the resolution of insurance claims for certain individual customers. The methodologies that the Corporation used to determine the hurricane-related qualitative estimate and for the review of individual large commercial credits are discussed in detail in Note 1, “Basis of Presentation and Significant Accounting Policies,” in the Corporation’s audited consolidated financial statements for the year ended December 31, 2018, which are included in the 2018 Annual Report on Form 10-K.

On a non-GAAP basis, excluding the aforementioned effects of reserve releases associated with the hurricane-related qualitative reserves, the adjusted provision for loan and lease losses of $18.2 million for the first quarter of 2019 decreased by $8.8 million, as compared to the adjusted provision of $27.0 million for the first quarter of 2018.  The $8.8 million decrease in the adjusted provision for loan and lease losses was driven by the following factors:

•          A $1.6 million adjusted net loan loss reserve release for commercial and construction loans in the first quarter of 2019, compared to an adjusted provision of $18.3 million in the first quarter of 2018.  The positive variance of $19.9 million primarily reflects: (i) commercial loan reserve releases of $6.4 million in the first quarter of 2019 related to improvements in the historical loss rates used for the determination of general reserves; (ii) the effect in the first quarter of 2018 of a $5.6 million charge to the provision related to $57.2 million in nonaccrual loans transferred to held for sale; (iii) a $1.1 million increase in commercial and construction loan loss recoveries recorded in the first quarter of 2019; and (iv) lower charges to the provision aligned with a decline in the amount of downgrades in the credit risk classification of commercial and construction loans.

Partially offset by:

•          A $6.2 million increase in the adjusted provision for residential mortgage loans, mainly reflecting the effect of updated appraisals indicating lower collateral values and an increase in the amount of loans in foreclosure stage. To a lesser extent, the increase also reflects the effect in the first quarter of 2018 of reserve releases related to lower specific reserve requirements for residential mortgage TDR loans.

•          A $5.1 million increase in the adjusted provision for consumer loans, mainly due to higher net charge-offs on home equity lines of credit and the effect of higher releases in 2018 associated with the decline in the credit card portfolio as customers resumed their payments after the expiration of hurricane-related payment deferral programs.

See “Basis of Presentation” below for a reconciliation of the GAAP provision for loan and lease losses to the non-GAAP adjusted provision for loan and lease losses excluding the effect of the hurricane-related reserve releases. Also see “Risk Management – Credit Risk Management” below for an analysis of the allowance for loan and lease losses, non-performing assets, impaired loans and related information, and see “Financial Condition and Operating Data Analysis – Loan Portfolio and Risk Management — Credit Risk Management” below for additional information concerning the Corporation’s loan portfolio exposure in the geographic areas where the Corporation does business.

Non-Interest Income

The following table presents the composition of non-interest income:

	Quarter Ended March 31,
	2019	2018
(In thousands)

Service charges on deposit accounts	$5,716	$5,088
Mortgage banking activities	3,627	4,165
Insurance income	4,250	3,355
Other operating income	8,950	7,860
Non-interest income before gain on
early extinguishment of debt	22,543	20,468
Gain on early extinguishment of debt	-	2,316
Total	$22,543	$22,784

Non-interest income primarily consists of income from service charges on deposit accounts, commissions derived from various banking and insurance activities, gains and losses on mortgage banking activities, interchange and other fees related to debit and credit cards, and net gains and losses on investments and impairments.

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

The gain on early extinguishment of debt is related to the repurchase and cancellation in the first quarter of 2018 of $23.8 million in TRuPs of FBP Statutory Trust I that were auctioned in a public sale at which the Corporation was invited to participate. The Corporation repurchased and cancelled the repurchased TRuPs, resulting in a commensurate reduction in the related amount of the Floating Rate Junior Subordinated Debentures.  The Corporation’s winning bid equated to 90% of the $23.8 million par value.  The 10% discount resulted in a gain of $2.3 million, which is reflected in the statement of income as a Gain on early extinguishment of debt.  As of March 31, 2019, the Corporation still had Floating Rate Junior Subordinated Debentures (“subordinated debt”) outstanding in the aggregate amount of $184.2 million.

Non-interest income for the first quarter of 2019 amounted to $22.5 million, compared to $22.8 million for the same period in 2018. The $0.3 million decrease in non-interest income was primarily related to:

•          The effect of the $2.3 million gain recorded in the first quarter of 2018 on the repurchase and cancellation of $23.8 million in TRuPs.

•          A $0.5 million decrease in revenues from mortgage banking activities driven by the effect of a $0.7 million adjustment recorded in the first quarter of 2018 to decrease the valuation allowance of mortgage servicing rights, partially offset by a $0.2 million increase in gain on sale of residential mortgage loans. Total loans sold in the secondary market to U.S. GSEs, amounted to $77.3 million with a related net gain of $2.2 million, net of realized losses of $0.2 million on To-Be-Announced (“TBA”) hedges entered into and settled during the first quarter of 2019, compared to total loans sold in the secondary market of $74.5 million with a related gain of $2.0 million, including realized gains of $0.7 million on TBA hedges entered into and settled during the first quarter of 2018.

Partially offset by:

•          A $1.1 million increase in “Other operating income’ in the table above, primarily related to a (i) a $0.6 million increase in transaction fee income from ATM, POS, credit and debit card interchange fees, and merchant-related activities due to higher transaction volumes; (ii) a $0.6 million lower of cost or market adjustment recorded in the first quarter of 2018 to reduce the carrying value of a construction loan held for sale; and (iii) a $0.2 million gain recorded on the sale of $4.8 million in nonaccrual loans held for sale during the first quarter of 2019.  These increases were partially offset by the effect in the first quarter of 2018 of a $0.8 million gain on the sale of fixed assets of a closed banking branch in Florida.

•          A $0.9 million increase in insurance income, driven by higher contingent commissions recognized by the insurance agency in the first quarter of 2019 as compared to the same period in 2018.

•          A $0.6 million increase in service charges on deposits, primarily related to an increase in the volume of returned items and cash management fee transactions.

Non-Interest Expenses

The following table presents the components of non-interest expenses:
	Quarter Ended March 31,
	2019	2018
(In thousands)

Employees' compensation and benefits	$39,296	$40,684
Occupancy and equipment	16,055	15,105
FDIC deposit insurance premium	1,698	2,649
Taxes, other than income taxes	3,820	3,856
Professional fees:
Collections, appraisals and other credit-related fees	1,717	1,599
Outsourcing technology services	5,520	5,123
Other professional fees	3,073	3,338
Credit and debit card processing expenses	4,154	3,537
Business promotion	3,706	2,576
Communications	1,752	1,482
Net loss on OREO and OREO operations	3,743	190
Other	5,438	5,888
Total	$89,972	$86,027

Non-interest expenses for the first quarter of 2019 were $90.0 million, compared to $86.0 million for the same period in 2018.  The $4.0 million increase in non-interest expenses was mainly due to:

•          A $3.6 million increase in losses on OREO operations, primarily reflecting a $2.1 million increase in adverse fair value adjustments to the value of OREO properties, a $0.7 million decrease in income recognized from rental payments associated with income-producing commercial properties, and a $0.5 million increase in OREO operating expenses, primarily insurance, repairs and maintenance fees.

•          A $1.1 million increase in business promotion expenses, primarily reflecting a $0.5 million increase in sponsorship-related activities, a $0.2 million increase related to marketing activities, and a $0.2 million increase in contributions made to charitable organizations.

•          A $1.0 million increase in occupancy and equipment expenses, primarily related to an increase in depreciation and amortization expense, reflecting the effect of certain projects placed in production related to, among other things, enhancements to the technology infrastructure, including online banking, data security, ERP system matters, and modeling and data management software that support the implementation of new accounting pronouncements. This increase was partially offset by the effect in the first quarter of 2018 of $1.6 million of hurricane-related expenses, mostly attributable to repairs and security matters.

•          A $0.6 million increase in credit and debit card processing expenses, mainly due to higher transaction volumes.

•          A $0.3 million increase in professional service fees, primarily reflecting a $0.4 million increase in outsourcing fees related to network services.

These decreases were partially offset by:

•          A $1.4 million decrease in employees’ compensation and benefits, primarily reflecting the effect of the $2.3 million expense recovery related to the Benefit available to eligible employers under the Disaster Tax Relief Act. An eligible employer, as established in the Internal Revenue Circular Letter No. 18-11 issued by the Puerto Rico Department of Treasury, is an employer that (i) on September 16, 2017 (or September 4, 2017 for Hurricane Irma) was engaged in a trade or business in Puerto Rico; (ii) whose business became inoperable on any day after such date and before January 1, 2018, due to damage caused by Hurricane Irma or Maria; and (iii) continued to pay wages to its eligible employees during the period in which the business was inoperable. For purposes of the income tax return, the Benefit will not affect the Corporation’s right to claim a deduction on wages paid, and the amount of the Benefit will not be treated as taxable income.  In addition, there was a $1.1 million decrease in stock-based compensation as the Corporation ceased to pay additional salary amounts in the form of stock in accordance with the previously-disclosed revised executive compensation program in effect since July 1, 2018.  These decreases were partially offset by increases related to salary merit increases and adjustments related to the Corporation’s annual salary review that took effect in July 2018, higher headcount, and a $0.5 million increase in the matching contribution to the employees’ retirement plans.

•          A $1.0 million decrease in the FDIC insurance premium expense, reflecting, among other things, the effect of improved earnings trends and reductions in brokered CDs.

Income Taxes

Income tax expense includes Puerto Rico and U.S. Virgin Islands (“USVI”) income taxes as well as applicable U.S. federal and state taxes. The Corporation is subject to Puerto Rico income tax on its income from all sources. As a Puerto Rico corporation, First BanCorp. is treated as a foreign corporation for U.S. and USVI income tax purposes and, accordingly, is generally subject to U.S. and USVI income tax only on its income from sources within the U.S. and USVI or income effectively connected with the conduct of a trade or business in those jurisdictions. Any such tax paid in the U.S. and USVI is also creditable against the Corporation’s Puerto Rico tax liability, subject to certain conditions and limitations.

Under the Puerto Rico Internal Revenue Code of 2011, as amended (the “2011 PR Code”), the Corporation and its subsidiaries are treated as separate taxable entities and are generally not entitled to file consolidated tax returns and, thus, the Corporation is generally not entitled  to utilize losses from one subsidiary to offset gains in another subsidiary. Accordingly, in order to obtain a tax benefit from a net operating loss (“NOL”), a particular subsidiary must be able to demonstrate sufficient taxable income within the applicable NOL carry-forward period. Pursuant to the 2011 PR Code, the carry-forward period for NOLs incurred during taxable years that commenced after December 31, 2004 and ended before January 1, 2013 is 12 years; for NOLs incurred during taxable years commencing after December 31, 2012, the carryover period is 10 years.  The 2011 PR Code allows entities organized as limited liability companies to elect to become a non-taxable “pass-through” entity and utilize losses to offset income from other “pass-through” entities, subject to certain limitations, with the remaining net income passing-through to its partner entities.  The 2011 PR Code also provides a dividend received deduction of 100% on dividends received from “controlled” subsidiaries subject to taxation in Puerto Rico and 85% on dividends received from other taxable domestic corporations.

On December 10, 2018, the Governor of Puerto Rico signed into law Act 257 (“Act 257”) to amend some of the provisions of the  2011 PR Code, as amended. Act 257 introduced various changes to the income tax regime in the case of individuals and corporations, and the sales and use taxes, which took effect on January 1, 2019, including, among others, (i) a reduction in the Puerto Rico maximum corporate tax rate from 39% to 37.5%; (ii) an increase in the net operating and capital losses usage limitation from 80% to 90%; (iii) amendments to the provisions related to “pass-through” entities that provide that corporations that own 50% or more of a partnership will not be able to claim a current or carryover non partnership NOL deduction against a partnership distributable share, adversely impacting a tax action taken in 2017 for FirstBank Insurance under which the Corporation was previously allowed to offset pass-through income earned by FirstBank Insurance with net operating losses at the holding company level; and (iv) other limitations on certain deductions, such as meals and entertainment deductions.

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

For the first quarter of 2019, the Corporation recorded an income tax expense of $17.6 million, compared to $7.8 million for the same period in 2018. The increase was mostly attributable to higher taxable income when compared to the same period in 2018.

For the quarter ended March 31, 2019, the Corporation calculated the provision for income taxes by applying the estimated annual effective tax rate for the full fiscal year to ordinary income or loss.  In the computation of the consolidated worldwide annual estimated effective tax rate, ASC Topic 740-270, “Income Taxes” (“ASC Topic 740-270”) requires the exclusion of legal entities with pre-tax losses from which a tax benefit cannot be recognized.  The Corporation’s estimated annual effective tax rate in the first quarter of 2019, excluding entities from which a tax benefit cannot be recognized and discrete items, was 28% compared to 27% for the first quarter of 2018.  The estimated annual effective tax rate including all entities for 2019 was 29% (26% excluding discrete items), compared to 19% for the first quarter of 2018, (23% excluding discrete items).

  The Corporation’s net deferred tax asset amounted to $306.0 million as of March 31, 2019, net of a valuation allowance of $95.6 million, and management concluded, based upon the assessment of all positive and negative evidence, that it is more likely than not that the Corporation will generate sufficient taxable income within the applicable NOL carry-forward periods to realize such amount.  The net deferred tax asset of the Corporation’s banking subsidiary, FirstBank, amounted to $305.9 million as of March 31, 2019, net of a valuation allowance of $63.5 million, compared to a net deferred tax asset of $319.8 million, net of a valuation allowance of $68.1 million, as of December 31, 2018.

The Corporation has U.S. and USVI sourced NOL carryforwards. Section 382 of the U.S. Internal Revenue Code (the “Section 382”) limits the ability to utilize U.S. and USVI NOLs for income tax purposes in such jurisdictions following an event that is considered to be an ownership change.  Generally, an “ownership change” occurs when certain shareholders increase their aggregate ownership by more than 50 percentage points over their lowest ownership percentage over a three-year testing period. Upon the occurrence of a Section 382 ownership change, the use of NOLs attributable to the period prior to the ownership change is subject to limitations and only a portion of the U.S. and USVI NOLs may be used by the Corporation to offset its annual U.S. and USVI taxable income, if any. In 2017, the Corporation completed a formal ownership change analysis within the meaning of Section 382 covering a comprehensive period, and concluded that an ownership change had occurred during such period. The Section 382 limitation has resulted in higher U.S. and USVI income tax liabilities than we would have incurred in the absence of such limitation. The Corporation has mitigated to an extent the adverse effects associated with the Section 382 limitation as any such tax paid in the U.S. or USVI can be creditable against Puerto Rico tax liabilities or taken as a deduction against taxable income.  However, our ability to reduce our Puerto Rico tax liability through such a credit or deduction depends on our tax profile at each annual taxable period, which is dependent on various factors.  For the first quarter of 2019, the Corporation incurred an income tax expense of approximately $1 million related to its U.S. operations, compared to $1.6 million for the same period in 2018.  The limitation did not impact the USVI operations in the first quarter of 2019 and 2018, respectively.

FINANCIAL CONDITION AND OPERATING DATA ANALYSIS

Assets

The Corporation’s total assets were $12.4 billion as of March 31, 2019, an increase of $133.2 million from December 31, 2018. The increase, as further discussed below, was mainly due to a $128.7 million increase in total loans and the effect of the recognition of a right-of-use asset for operating leases amounting to $57.2 million as of March 31, 2019 in connection with the adoption of the ASU 2016-02 in the first quarter of 2019.  These increases were partially offset by a $37.6 million decrease in total investment securities, driven by prepayments of $43.6 million of U.S. agencies MBS and a $10.0 million U.S. agency note called prior to maturity, partially offset by a $20.5 million increase in the fair value of available-for sale investment securities.

Loan Portfolio

The following table presents the composition of the Corporation’s loan portfolio, including loans held for sale, as of the dates indicated:

	March 31,	December 31,
(In thousands)	2019	2018

Residential mortgage loans	$3,126,562	$3,163,208
Commercial loans:
Commercial mortgage loans	1,558,724	1,522,662
Construction loans	84,507	79,429
Commercial and Industrial loans	2,211,731	2,148,111
Total commercial loans	3,854,962	3,750,202
Finance leases	352,277	333,536
Consumer loans	1,663,015	1,611,177
Total loans held for investment	8,996,816	8,858,123
Less:
Allowance for loan and lease losses	(183,732)	(196,362)
Total loans held for investment, net	$8,813,084	$8,661,761
Loans held for sale	33,175	43,186
Total loans, net	$8,846,259	$8,704,947

As of March 31, 2019, the Corporation’s total loan portfolio, before allowance, amounted to $9.0 billion, an increase of $128.7 million when compared to December 31, 2018. The increase consisted of $74.1 million in Puerto Rico, $50.3 million in the Florida region, and a $4.3 million in the Virgin Island region. On a portfolio basis, total loans reflect an increase of $96.0 million in commercial and construction loans, and an increase of $70.6 million in consumer loans, partially offset by a $37.9 million decrease in the residential mortgage loan portfolio.

The increase in total loans in Puerto Rico consisted of $72.7 million in consumer loans and $29.4 million in commercial and constructions loans, partially offset by a reduction of $28.0 million in residential mortgage loans. The increase in commercial and construction loans was mainly related to certain large originations in the first quarter, including the origination of a $37.3 million commercial mortgage loan and an aggregate increase of $18.6 million in the outstanding balance of credit facilities extended to a commercial costumer, partially offset by repayments that reduced the balance of a commercial and industrial loan by $18.4 million, sales and repayments of nonaccrual commercial and construction loans held for sale totaling $8.7 million, and charge-offs recorded in the first quarter. The decrease in residential mortgage loans in Puerto Rico primarily reflects the effect of collections, charge-offs and approximately $10.3 million of foreclosures recorded in the first quarter, that more than offset the volume of non-conforming residential mortgage loan originations maintained in the loans held for investment portfolio.  The increase in consumer loans was driven by new loan originations.

The increase in total loans in the Florida region consisted of a $58.2 million growth in commercial and construction loans, partially offset by reductions of $5.1 million in residential mortgage loans and $2.8 million in consumer loans.  In recent years, the Corporation has invested in facilities, increased its resources dedicated to commercial and corporate banking functions and invested in a technology platform in Florida as the Corporation expects to achieve continued growth in this region.

The increase in total loans in the Virgin Islands region consisted of $8.4 million in commercial and construction loans and $0.7 million in consumer loans, partially offset by a $4.8 million decrease in residential mortgage loans. The increase in commercial and construction loans was driven by the origination of a $4.6 million commercial and industrial term loan.

As shown in the table above, as of March 31, 2019, the loans held for investment portfolio was comprised of commercial and construction loans (43%), residential real estate loans (35%), and consumer and finance leases (22%). Of the total gross loan portfolio held for investment of $9.0 billion as of March 31, 2019, the Corporation had credit risk concentration of approximately 74% in Puerto Rico, 21% in the United States (mainly in the state of Florida) and 5% in the Virgin Islands, as shown in the following table:

As of March 31, 2019	Puerto Rico	Virgin Islands	United States	Total

(In thousands)
Residential mortgage loans	$2,285,978	$247,711	$592,873	$3,126,562
Commercial mortgage loans	1,041,914	71,912	444,898	1,558,724
Construction loans	27,989	11,274	45,244	84,507
Commercial and Industrial loans	1,360,013	106,969	744,749	2,211,731
Total commercial loans	2,429,916	190,155	1,234,891	3,854,962
Finance leases	352,277	-	-	352,277
Consumer loans	1,559,633	47,584	55,798	1,663,015
Total loans held for investment, gross	$6,627,804	$485,450	$1,883,562	$8,996,816
Loans held for sale	32,363	-	812	33,175
Total loans, gross	$6,660,167	$485,450	$1,884,374	$9,029,991

As of December 31, 2018	Puerto Rico	Virgin Islands	United States	Total

(In thousands)
Residential mortgage loans	$2,313,230	$252,363	$597,615	$3,163,208
Commercial mortgage loans	1,014,023	74,585	434,054	1,522,662
Construction loans	26,069	11,303	42,057	79,429
Commercial and Industrial loans	1,351,661	95,900	700,550	2,148,111
Total commercial loans	2,391,753	181,788	1,176,661	3,750,202
Finance leases	333,536	-	-	333,536
Consumer loans	1,505,720	46,838	58,619	1,611,177
Total loans held for investment, gross	$6,544,239	$480,989	$1,832,895	$8,858,123
Loans held for sale	41,794	199	1,193	43,186
Total loans, gross	$6,586,033	$481,188	$1,834,088	$8,901,309

Residential Real Estate Loans

    As of March 31, 2019, the Corporation’s residential mortgage loan portfolio held for investment decreased by $36.6 million, as compared to the balance as of December 31, 2018, reflecting reductions in all regions as principal repayments, charge-offs and foreclosures exceeded the volume of new non-conforming residential mortgage loans originated and held for investment portfolio. The residential mortgage loan portfolio held for investment in Puerto Rico decreased by $27.3 million, while a reduction of $4.7 million was reflected for each region Florida and the Virgin Islands.  As previously discussed, approximately 76% of the $94.7 million in residential mortgage loans originated in Puerto Rico during the first quarter of 2019 consisted of conforming loan originations and refinancings.

    The majority of the Corporation’s outstanding balance of residential mortgage loans in Puerto Rico and the Virgin Islands consisted of fixed-rate loans that traditionally carried higher yields than residential mortgage loans in Florida. In the Florida region, approximately 56% of the residential mortgage loan portfolio consisted of adjustable-rate mortgages. In accordance with the Corporation’s underwriting guidelines, residential mortgage loans are primarily fully-documented loans, and the Corporation does not originate negative amortization loans.

Commercial and Construction Loans

As of March 31, 2019, the Corporation’s commercial and construction loan portfolio, including loans held for sale, increased by $96.0 million to $3.9 billion, as compared to the balance as of December 31, 2018. In the Florida region, commercial and construction loans increased by $58.2 million, mainly attributable to new loan originations. As explained above, the increase in the Puerto Rico region of $29.4 million was mainly related to certain large originations in the first quarter, including the origination of a $37.3 million commercial mortgage loan and an aggregate increase of $18.6 million in the outstanding balance of credit facilities extended to a commercial customer, partially offset by repayments that reduced the balance of a commercial and industrial loan by $18.4 million, sales and repayments of nonaccrual commercial and construction loans held for sale totaling $8.7 million, and charge-offs recorded in the first quarter. The commercial and construction loan portfolio in the Virgin Islands region increased by $8.4 million.

    As of March 31, 2019, the Corporation had $60.6 million outstanding in loans extended to the Puerto Rico government, its municipalities and public corporations, compared to $61.6 million as of December 31, 2018. Approximately $46.3 million of the outstanding loans as of March 31, 2019 consisted of loans extended to municipalities in Puerto Rico, which in most cases are supported by assigned property tax revenues.  The vast majority of revenues of the municipalities included in the Corporation’s loan portfolio are independent of the Puerto Rico central government. These municipalities are required by law to levy special property taxes in such amounts as are required for the payment of all of their respective general obligation bonds and notes. Late in 2015, the Government Development Bank for Puerto Rico (the “GDB”) and the Municipal Revenue Collection Center (“CRIM”) signed and perfected a deed of trust. Through this deed, the GDB, as fiduciary, is bound to keep the CRIM funds separate from any other deposits and must distribute the funds pursuant to applicable law. The CRIM funds are deposited at another commercial depository financial institution in Puerto Rico. In addition to loans extended to municipalities, the Corporation’s exposure to the Puerto Rico government as of March 31, 2019 includes a $14.3 million loan granted to an affiliate of the Puerto Rico Electric Power Authority (“PREPA”).

The Corporation also has credit exposure to USVI government entities. As of March 31, 2019, the Corporation had $61.6 million in loans to USVI government instrumentalities and public corporations, compared to $55.8 million as of December 31, 2018. Of the amount outstanding as of March 31, 2019, public corporations of the USVI owed approximately $38.4 million and an independent instrumentality of the USVI government owed approximately $23.2 million. As of March 31, 2019, all loans were currently performing and up to date on principal and interest payments.

As of March 31, 2019, the Corporation’s total exposure to shared national credit (“SNC”) loans amounted to $845.1 million.  As of March 31, 2019, approximately $256.8 million of the SNC exposure related to the portfolio in Puerto Rico and $588.3 million related to the portfolio in the Florida region.

The composition of the Corporation’s construction loan portfolio held for investment as of March 31, 2019 by category and geographic location follows:

As of March 31, 2019
	Puerto Rico	Virgin Islands	United States	Total
(Dollars in thousands)
Loans for residential housing projects:
Mid-rise (1)	$532	$956	$-	$1,488
Single-family, detached	-	1,181	7,650	8,831
Total for residential housing projects	532	2,137	7,650	10,319
Construction loans to individuals secured by residential properties	109	1,033	-	1,142
Loans for commercial projects	12,922	6,164	34,298	53,384
Land loans - residential	8,476	1,940	3,296	13,712
Land loans - commercial	5,950	-	-	5,950
Total construction loan portfolio, gross	27,989	11,274	45,244	84,507
Allowance for loan losses	(2,491)	(833)	(7)	(3,331)
Total construction loan portfolio, net	$25,498	$10,441	$45,237	$81,176
____________________
(1)	Mid-rise relates to buildings of up to 7 stories.

The following table presents further information related to the Corporation’s construction portfolio as of and for the quarter ended March 31, 2019:

(Dollars in thousands)
Total undisbursed funds under existing commitments	$149,879
Construction loans held for investment in nonaccrual status	$7,700
Net charge offs - Construction loans	$166
Allowance for loan losses - Construction loans	$3,331

Nonaccrual construction loans to total construction loans	9.11%

Allowance for loan losses for construction loans to total construction loans held for investments	3.94%

Net charge-offs (annualized) to total average construction loans	0.78%

Consumer Loans and Finance Leases

As of March 31, 2019, the Corporation’s consumer loan and finance lease portfolio increased by $70.6 million to $2.0 billion, as compared to the portfolio balance as of December 31, 2018. The increase primarily reflects increases in auto loans, finance leases, and personal loans, which increased by $40.1 million, $18.7 million, and $15.0 million, respectively, partially offset by reductions in home equity lines of credit and boat loans of $2.6 million and $1.2 million, respectively.  The increase was primarily associated with consumer loan originations in the Puerto Rico region during the first quarter of 2019.

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

    The following table provides a breakdown of First BanCorp.’s loan production, including purchases, refinancings, renewals and draws from existing revolving and nonrevolving commitments, for the periods indicated:

	Quarter Ended March 31,
	2019	2018
	(In thousands)

Residential real estate	$115,204	$120,774
Commercial and industrial and commercial mortgage	526,734	335,075
Construction	10,048	10,684
Finance leases	42,710	27,478
Consumer	276,011	189,430
Total loan production	$970,707	$683,441

The Corporation is experiencing continued loan demand and has continued its targeted origination strategy. During the first quarter of 2019, total loan originations, including purchases, refinancings, and draws from existing revolving and non-revolving commitments, amounted to approximately $970.7 million, compared to $683.4 million for the comparable period in 2018.

Residential mortgage loan originations and purchases amounted to $115.2 million for the first quarter of 2019, compared to $120.8 million for the first quarter of 2018.  These statistics include purchases from mortgage bankers of $4.3 million for the first quarter of 2019, compared to $14.5 million for the comparable period in 2018. The decrease of $5.6 million in the first quarter of 2019, as compared to the same period of 2018, reflects decreases of approximately $9.5 million and $2.2 million in Florida and the Virgin Islands, respectively, partially offset by an increase of $6.1 million in Puerto Rico.

Commercial and construction loan originations (excluding government loans) amounted to $531.0 million for the first quarter of 2019, compared to $332.2 million for the first quarter of 2018.  The increase in the first quarter of 2019, compared to the same period in 2018, reflects increases of approximately $108.1 million, $82.3 million, and $8.4 million in the Puerto Rico, Florida and Virgin Islands regions, respectively.

Government loan originations amounted to $5.8 million for the first quarter of 2019, compared to $13.6 million for the first quarter of 2018.  Government loan originations in those periods were mainly related to the utilization of an arranged overdraft line of credit of a government entity in the Virgin Islands region.

Originations of auto loans (including finance leases) for the first quarter of 2019 amounted to $163.8 million, an increase of $62.4 million, compared to $101.4 million for the first quarter of 2018. The increase was primarily attributable to the Puerto Rico and Virgin Islands regions with increases of $64.4 million and $0.5 million, respectively, partially offset by a $2.5 million decrease in Florida. Personal loan originations for the first quarter 2019, other than credit cards, amounted to $65.6 million, compared to $38.4 million for the first quarter of 2018. Most of the increase in personal loan originations for the first quarter of 2019, as compared with the same period in 2018, was reflected in the Puerto Rico region. The utilization activity on the outstanding credit card portfolio for the first quarter of 2019 amounted to $89.3 million, compared to $77.1 million for the first quarter of 2018.

Investment Activities

As part of its liquidity, revenue diversification and interest rate risk management strategies, First BanCorp. maintains an investment portfolio that is classified as available for sale or held to maturity. The Corporation’s total available-for-sale investment securities portfolio as of March 31, 2019 amounted to $1.9 billion, a decrease of $37.3 million from December 31, 2018. The decrease was mainly driven by U.S. agency MBS prepayments of $43.6 million and a $10.0 million U.S. agency note called prior to maturity, partially offset by a $20.5 million increase in the fair value of available-for-sale investment securities attributable to changes in market interest rates.

As of March 31, 2019, approximately 99% of the Corporation’s available-for-sale securities portfolio was invested in U.S. government and agency debentures and fixed-rate U.S. government sponsored-agency MBS (mainly GNMA, Fannie Mae (“FNMA”) and Freddie Mac (“FHLMC”) fixed-rate securities).  In addition, as of March 31, 2019, the Corporation owned bonds of the Puerto Rico Housing Finance Authority, classified as available for sale, in the aggregate amount of $8.2 million, carried on the Corporation’s books at their aggregate fair value of $7.0 million, which were current as to contractual payments as of March 31, 2019.  Approximately $4.2 million (fair value - $2.9 million) of these bonds consisted of a residential pass-through mortgage-backed security issued by the Puerto Rico Housing Finance Authority that is collateralized by second mortgages originated under a program launched by the Puerto Rico government in 2010.  This bond was structured as a zero-coupon bond for the first ten years (up to July 2019).

As of March 31, 2019, the Corporation’s held-to-maturity investment securities portfolio amounted to $144.7 million, down $0.1 million from December 31, 2018. Held-to-maturity investment securities consisted of financing arrangements with Puerto Rico municipalities issued in bond form, which are accounted for as securities, but are underwritten as loans with features that are typically found in commercial loans.  These obligations typically are not issued in bearer form, are not registered with the SEC, and are not rated by external credit agencies. These bonds have seniority to the payment of operating costs and expenses of the municipality and are supported by assigned property tax revenues.  Approximately 70% of the Corporation’s municipality bonds consisted of obligations issued by three of the largest municipalities in Puerto Rico. These municipalities are required by law to levy special property taxes in such amounts as are required for the payment of all of their respective general obligation bonds and loans.

    See “Risk Management- Exposure to Puerto Rico Government” below for information and details about the Corporation’s total direct exposure to the Puerto Rico Government.

The following table presents the carrying value of investments as of the indicated dates:

	March 31,	December 31,
	2019	2018
(In thousands)

Money market investments	$7,737	$7,590

Investment securities available for sale, at fair value:
U.S. government and agencies obligations	600,424	608,656
Puerto Rico government obligations	6,980	6,952
MBS	1,297,326	1,326,460
Other	500	500
Total investment securities available for sale, at fair value	1,905,230	1,942,568

Investment securities held-to-maturity, at amortized cost:
Puerto Rico Municipal Bonds	144,673	144,815

Equity securities, including $41.9 million of FHLB stock
as of each of March 31, 2019 and December 31, 2018	44,438	44,530
Total money market investments and investment securities	$2,102,078	$2,139,503

MBS as of the indicated dates consisted of:

	March 31,	December 31,
(In thousands)	2019	2018

Available for sale:
FHLMC certificates	$342,566	$349,778
GNMA certificates	175,987	182,777
FNMA certificates	701,016	714,044
Collateralized mortgage obligations issued or
guaranteed by FHLMC and GNMA	64,406	65,947
Other mortgage pass-through certificates	13,351	13,914
Total MBS	$1,297,326	$1,326,460

The carrying values of investment securities classified as available for sale and held to maturity as of March 31, 2019 by contractual maturity (excluding MBS) are shown below:

	Carrying	Weighted
(Dollars in thousands)	Amount	Average Yield %

U.S. Government and agencies obligations
Due within one year	$197,932	1.28
Due after one year through five years	173,823	2.00
Due after five years through ten years	195,910	2.95
Due after ten years	32,759	2.70
	600,424	2.11
Puerto Rico government and municipalities obligations
Due after one year through five years	5,958	5.17
Due after five years through ten years	57,141	6.16
Due after ten years	88,554	6.25
	151,653	6.17
Other Investment Securities
Due after one year through five years	500	2.96
Total	752,577	2.93
MBS	1,297,326	2.71
Total investment securities available for sale and held to maturity	$2,049,903	2.79

Net interest income of future periods could be affected by prepayments of MBS. Any acceleration in the prepayments of MBS would lower yields on these securities, as the amortization of premiums paid upon acquisition of these securities would accelerate. Conversely, acceleration of the prepayments of MBS would increase yields on securities purchased at a discount, as the amortization of the discount would accelerate. These risks are directly linked to future period market interest rate fluctuations. Also, net interest income in future periods might be affected by the Corporation’s investment in callable securities. As of March 31, 2019, the Corporation had approximately $271.1 million in debt securities (U.S. agency and Puerto Rico government securities) with embedded calls and with an average yield of 2.77%. See “Risk Management” below for further analysis of the effects of changing interest rates on the Corporation’s net interest income and the interest rate risk management strategies followed by the Corporation. Also refer to Note 5 – Investment Securities, to the accompanying unaudited consolidated financial statements for additional information regarding the Corporation’s investment portfolio.

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

The Corporation’s risk management policies are described below as well as in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of the 2018 Annual Report on Form 10-K.

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

The Corporation manages liquidity at two levels. The first is the liquidity of the parent company, which is the holding company that owns the banking and non-banking subsidiaries. The second is the liquidity of the banking subsidiary. As of March 31, 2019, FirstBank could not pay any dividend to the holding company, except upon receipt of required regulatory approvals.  During the fourth quarter of 2018, the Corporation reinstated quarterly dividend payments on its common stock. During the first quarter of 2019, the Corporation continued to pay quarterly interest payments on the subordinated debentures associated with its TRuPs, the monthly dividend income on its non-cumulative perpetual monthly income preferred stock, and quarterly dividends on its common stock pursuant to regulatory approvals.

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

The Corporation manages its liquidity in a proactive manner and maintains a sound liquidity position. It uses multiple measures to monitor the liquidity position, including core liquidity, basic liquidity, and time-based reserve measures. As of March 31, 2019, the estimated core liquidity reserve (which includes cash and free liquid assets) was $1.9 billion, or 15.2% of total assets, relatively unchanged as compared to December 31, 2018. The basic liquidity ratio (which adds available secured lines of credit to the core liquidity) was approximately 18.9% of total assets, compared to 19.0% of total assets as of December 31, 2018.   As of March 31, 2019, the Corporation had $461.8 million available for additional credit from the FHLB. Unpledged liquid securities as of March 31, 2019, mainly fixed-rate MBS and U.S. agency debentures, amounted to approximately $1.2 billion. The Corporation does not rely on uncommitted inter-bank lines of credit (federal funds lines) to fund its operations and does not include them in the basic liquidity measure.  As of March 31, 2019, the holding company had $28.6 million of cash and cash equivalents. Cash and cash equivalents at the Bank level as of March 31, 2019 were approximately $582.7 million. The Bank had $509.7 million in brokered CDs as of March 31, 2019, of which approximately $234.9 million mature over the next twelve months. Liquidity at the Bank level is highly dependent on bank deposits, which fund 74% of the Bank’s assets (or 70% excluding brokered CDs).

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

The Corporation has continued reducing the amounts of its outstanding brokered CDs. As of March 31, 2019, the amount of brokered CDs had decreased $45.9 million to $509.7 million from brokered CDs of $555.6 million as of December 31, 2018. At the same time as the Corporation focuses on reducing its reliance on brokered CDs, it is seeking to add core deposits.  During the first quarter of 2019, the Corporation increased non-brokered deposits, excluding government deposits, by $124.4 million to $7.7 billion, as further discussed below.

The Corporation continues to have access to financing through counterparties to repurchase agreements, the FHLB, and other agents such as wholesale funding brokers. While liquidity is an ongoing challenge for all financial institutions, management believes that the Corporation’s available borrowing capacity and efforts to grow retail deposits will be adequate to provide the necessary funding for the Corporation’s business plans in the foreseeable future.

     The Corporation’s principal sources of funding are:

Brokered CDs – Historically, a large portion of the Corporation’s funding has been brokered CDs issued by FirstBank. Total brokered CDs decreased during the first quarter of 2019 by $45.9 million to $509.7 million as of March 31, 2019.

     The average remaining term to maturity of the retail brokered CDs outstanding as of March 31, 2019 was approximately 1.3 year.

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

The following table presents contractual maturities of time deposits with denominations of $100,000 or higher as of March 31, 2019:

Total
(In thousands)

Three months or less	$345,226
Over three months to six months	319,880
Over six months to one year	538,476
Over one year	1,029,647
Total	$2,233,229

     CDs in denominations of $100,000 or higher include brokered CDs of $509.7 million issued to deposit brokers in the form of large CDs that are generally participated out by brokers in amounts of less than the FDIC insurance limit.

Government deposits – As of March 31, 2019, the Corporation had $684.2 million of Puerto Rico public sector deposits ($556.3 million in transactional accounts and $127.9 million in time deposits), compared to $677.3 million as of December 31, 2018. Approximately 36% is from municipalities and municipal agencies in Puerto Rico and 64% is from public corporations and the central government and agencies.

     In addition, as of March 31, 2019, the Corporation had $214.3 million of government deposits in the Virgin Islands, compared to $223.4 million as of December 31, 2018.

Retail deposits – The Corporation’s deposit products also include regular savings accounts, demand deposit accounts, money market accounts and retail CDs. Total deposits, excluding brokered CDs and government deposits, increased by $124.4 million to $7.7 billion from a balance of $7.5 billion as of December 31, 2018, reflecting increases of $86.3 million in Puerto Rico, $29.3 million in the Virgin Islands, and $8.8 million in Florida.  The increase in the Puerto Rico region reflects, among other things, a growth of $67.6 million in time deposits and an $18.3 million increase in non-interest bearing deposits.

Refer to Net Interest Income above for information about average balances of interest-bearing deposits, and the average interest rate paid on deposits for the quarters ended March 31, 2019 and 2018.

Securities sold under agreements to repurchase - The Corporation’s investment portfolio is funded in part with repurchase agreements. The Corporation’s outstanding securities sold under repurchase agreements amounted to $300.0 million as of March 31, 2019, compared to $350.1 million as of December 31, 2018. During the first quarter of 2019, the Corporation repaid a $50.1 million short-term repurchase agreement carried at a cost of 2.85%. One of the Corporation’s strategies has been the use of structured repurchase agreements and long-term repurchase agreements to reduce liquidity risk and manage exposure to interest rate risk by lengthening the final maturities of its liabilities while keeping funding costs at reasonable levels. In addition to these repurchase agreements, the Corporation has been able to maintain access to credit by using cost-effective sources such as FHLB advances. See Note 17 – Securities sold under agreements to repurchase, in the Corporation’s unaudited consolidated financial statements for the quarter ended March 31, 2019 for further details about repurchase agreements outstanding by counterparty and maturities.

As of March 31, 2019, the Corporation had $200 million of reverse repurchase agreements with a counterparty under a master netting arrangement that provides for a right of setoff that meets the conditions of ASC 210-20-45-11 for a net presentation.  These repurchase agreements and reverse repurchase agreements are presented net on the consolidated statement of financial condition.

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

Advances from the FHLB – The Bank is a member of the FHLB system and obtains advances to fund its operations under a collateral agreement with the FHLB that requires the Bank to maintain qualifying mortgages and/or investments as collateral for advances taken. As of each of March 31, 2019 and December 31, 2018, the outstanding balance of FHLB advances was $740.0 million.  As of March 31, 2019, the Corporation had $461.8 million available for additional credit on FHLB lines of credit.

Trust-Preferred Securities – In 2004, FBP Statutory Trust I, a statutory trust that is wholly-owned by the Corporation and not consolidated in the Corporation’s financial statements, sold to institutional investors $100 million of its variable-rate TRuPs. FBP Statutory Trust I used the proceeds of the issuance, together with the proceeds of the purchase by the Corporation of $3.1 million of FBP Statutory Trust I variable-rate common securities, to purchase $103.1 million aggregate principal amount of the Corporation’s Junior Subordinated Deferrable Debentures.

Also in 2004, FBP Statutory Trust II, a statutory trust that is wholly-owned by the Corporation and not consolidated in the Corporation’s financial statements, sold to institutional investors $125 million of its variable-rate TRuPs. FBP Statutory Trust II used the proceeds of the issuance, together with the proceeds of the purchase by the Corporation of $3.9 million of FBP Statutory Trust II variable rate common securities, to purchase $128.9 million aggregate principal amount of the Corporation’s Junior Subordinated Deferrable Debentures.

The trust-preferred debentures are presented in the Corporation’s consolidated statement of financial condition as Other Borrowings. The variable-rate TRuPs are fully and unconditionally guaranteed by the Corporation. The $100 million Junior Subordinated Deferrable Debentures issued by the Corporation in April 2004 and the $125 million issued in September 2004 mature on June 17, 2034 and September 20, 2034, respectively; however, under certain circumstances, the maturity of the subordinated debentures may be shortened (such shortening would result in a mandatory redemption of the variable-rate TRuPs). The Collins Amendment of the Dodd-Frank Act eliminated certain TRuPs from Tier 1 Capital. Bank holding companies, such as the Corporation, were required to fully phase out these instruments from Tier I capital by January 1, 2016; however, they may remain in Tier 2 capital until the instruments are redeemed or mature.

  As of each March 31, 2019 and December 31, 2018, the Corporation had subordinated debentures outstanding in the aggregate amount of $184.2 million.

During the second quarter of 2016, the Corporation received approval from the Federal Reserve and paid $31.2 million for all the accrued but deferred interest payments, plus the interest for the 2016 second quarter, on the Corporation’s subordinated debentures associated with its TRuPs. Subsequently, the Corporation has received quarterly regulatory approvals and made scheduled quarterly interest payments.  As of March 31, 2019, the Corporation was current on all interest payments due related to its subordinated debentures.  On October 3, 2017, the New York FED terminated the Written Agreement entered into on June 3, 2010 between the Corporation and the Federal Reserve.  However, the Corporation has agreed with its regulators to continue to obtain approval before paying dividends, receiving dividends from the Bank, making payments on subordinated debt or TRuPs, incurring or guaranteeing debt or purchasing or redeeming any corporate stock. The Corporation has received approval to make the subordinated debentures’ quarterly payment through December 2019, subject to conditions established in the agreement with regulators.

Other Sources of Funds and Liquidity - The Corporation’s principal uses of funds are for the origination of loans and the repayment of maturing deposits and borrowings. In connection with its mortgage banking activities, the Corporation has invested in technology and personnel to enhance the Corporation’s secondary mortgage market capabilities.

The enhanced capabilities improve the Corporation’s liquidity profile as they allow the Corporation to derive liquidity, if needed, from the sale of mortgage loans in the secondary market. The U.S. (including Puerto Rico) secondary mortgage market is still highly liquid, in large part because of the sale of mortgages through guarantee programs of the U.S. Federal Housing Administration (“FHA”), U.S. Veterans Administration (“VA”), U.S. Department of Housing and Urban Development (“HUD”), FNMA and FHLMC. During the first quarter of 2019, the Corporation sold approximately $51.0 million of FHA/VA mortgage loans to GNMA, which packages them into mortgage-backed securities. Any regulatory actions affecting GNMA, FNMA or FHLMC could adversely affect the secondary mortgage market.

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

The Corporation does not have any outstanding debt or derivative agreements that would be affected by credit rating downgrades. Furthermore, given the Corporation’s non-reliance on corporate debt or other instruments directly linked in terms of pricing or volume to credit ratings, the liquidity of the Corporation so far has not been affected in any material way by downgrades. The Corporation’s ability to access new non-deposit sources of funding, however, could be adversely affected by credit downgrades.

As of March 31, 2019, the Corporation’s credit as a long-term issuer is currently rated B+ by S&P and B by Fitch. At the FirstBank subsidiary level, long-term issuer ratings are: (i) B3 by Moody’s, six notches below their definition of investment grade; (ii) B+ by S&P, four notches below their definition of investment grade; and (iii) B by Fitch, six notches below their definition of investment grade.  The Corporation’s credit ratings are dependent on a number of factors, both quantitative and qualitative, and are subject to change at any time.  The disclosure of credit ratings is not a recommendation to buy, sell or hold the Corporation’s securities.  Each rating should be evaluated independently of any other rating.

Cash Flows

     Cash and cash equivalents were $589.6 million as of March 31, 2019, an increase of $3.4 million when compared to the balance as of December 31, 2018. The following discussion highlights the major activities and transactions that affected the Corporation’s cash flows during the first quarters of 2019 and 2018.

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

For the first quarters of 2019 and 2018, net cash provided by operating activities was $83.0 million and $95.4 million, respectively.  Net cash generated from operating activities was higher than reported net income largely as a result of adjustments for items such as the provision for loan and lease losses, depreciation and amortization, as well as the cash generated from sales of loans held for sale.

Cash Flows from Investing Activities

The Corporation’s investing activities primarily relate to originating loans to be held for investment and purchasing, selling and repaying available-for-sale and held-to-maturity investment securities. For the quarter ended March 31, 2019, net cash used in investing activities was $104.9 million, primarily due to liquidity used to fund commercial and consumer loan originations, partially offset by principal collected on loans and U.S. agency MBS prepayments.

For the quarter ended March 31, 2018, net cash provided by investing activities was $111.8 million, primarily related to U.S. agency MBS prepayments and proceeds from the sale of a commercial loan participation in Florida and an adversely classified loan in Puerto Rico.

Cash Flows from Financing Activities

The Corporation’s financing activities primarily include the receipt of deposits and the issuance of brokered CDs, the issuance and payments of long-term debt, the issuance of equity instruments and activities related to its short-term funding. For the first quarter of 2019, net cash provided by financing activities was $25.3 million, mainly reflecting the increase in non-brokered deposits, partially offset by the repayment of a matured short-term repurchase agreement and dividends paid on common and preferred stock.

For the quarter ended March 31, 2018, net cash used by financing activities was $79.7 million, mainly reflecting the effect of repayments of maturing brokered CDs and a $100 million short-term repurchase agreement, as well as the repurchase of TRuPs, partially offset by the increase in non-brokered deposits.

Capital

As of March 31, 2019, the Corporation’s stockholders’ equity was $2.1 billion, an increase of $55.8 million from December 31, 2018.  The increase was mainly driven by the earnings generated in the first quarter and the $20.5 million increase in the fair value of available-for-sale investment securities recorded as part of Other comprehensive income, partially offset by common stock dividends in the first quarter of 2019 totaling $6.5 million.  As mentioned above, on October 3, 2017, the Federal Reserve terminated the Written Agreement entered into on June 3, 2010 between the Corporation and the Federal Reserve. However, the Corporation has agreed with its regulators to continue to obtain approval before paying dividends, receiving dividends from the Bank, making payments on subordinated debt or TRuPs, incurring or guaranteeing debt or purchasing or redeeming any corporate stock. The Corporation received regulatory approvals to pay the monthly dividends on the Corporation’s Series A through E Preferred Stock and quarterly dividends on common stock through December 2019, subject to conditions established in the agreement with regulators. The Corporation intends to request approval in future periods to continue to pay monthly dividend payments on the non-cumulative perpetual monthly income preferred stock and quarterly dividends on common stock.

Set forth below are First BanCorp.'s and FirstBank's regulatory capital ratios as of March 31, 2019 and December 31, 2018:

			Banking Subsidiary
	First BanCorp.		FirstBank		To be well capitalized - General thresholds
		Fully		Fully
As of March 31, 2019	Actual	Phased-in (1)	Actual	Phased-in (1)
Total capital ratio (Total capital to risk-weighted assets)	24.10%	23.66%	23.61%	23.18%	10.00%
Common Equity Tier 1 capital ratio
(Common equity Tier 1 capital to risk weighted assets)	20.44%	20.05%	18.91%	18.55%	6.50%
Tier 1 capital ratio (Tier 1 capital to risk-weighted assets)	20.84%	20.44%	22.35%	21.93%	8.00%
Leverage ratio	15.46%	15.46%	16.59%	16.59%	5.00%

			Banking Subsidiary
	First BanCorp		FirstBank		To be well capitalized - General thresholds
		Fully		Fully
As of December 31, 2018	Actual	Phased-in (1)	Actual	Phased-in (1)
Total capital (Total capital to risk-weighted assets)	24.00%	23.50%	23.51%	23.02%	10.00%
Common Equity Tier 1 capital ratio
(Common equity Tier 1 capital to risk weighted assets)	20.30%	19.86%	18.76%	18.35%	6.50%
Tier 1 capital ratio (Tier 1 capital to risk-weighted assets)	20.71%	20.26%	22.25%	21.76%	8.00%
Leverage ratio	15.37%	15.37%	16.53%	16.53%	5.00%

(1) Certain adjustments required under the Basel III rules were phased-in through the end of 2018, although certain elements of the Basel III rules have been deferred by the federal banking agencies. The ratios shown in this column are calculated assuming the fully phased-in adjustments as if they were fully effective as of March 31, 2019 and December 31, 2018.

Although the Corporation and FirstBank became subject to the Basel III rules beginning on January 1, 2015, certain elements of the Basel III rules have been deferred by the federal banking agencies. The Corporation and FirstBank compute risk-weighted assets using the Standardized Approach required by the Basel III rules.

The Basel III rules require the Corporation to maintain an additional capital conservation buffer of 2.5% of additional Common Equity Tier 1 Capital (“CET1”) to avoid limitations on both (i) capital distributions (e.g., repurchases of capital instruments, dividends and interest payments on capital instruments,) and (ii) discretionary bonus payments to executive officers and heads of major business lines.

Under the Basel III rules, in order to be considered adequately capitalized and not subject to the above described limitations, the Corporation is required to maintain: (i) a minimum CET1 capital to risk-weighted assets ratio of at least 4.5%, plus the 2.5% “capital conservation buffer,” resulting in a required minimum CET1 ratio of at least 7%; (ii) a minimum ratio of total Tier 1 capital to risk-weighted assets of at least 6.0%, plus the 2.5% capital conservation buffer, resulting in a required minimum Tier 1 capital ratio of 8.5%; (iii) a minimum ratio of total Tier 1 plus Tier 2 capital to risk-weighted assets of at least 8.0%, plus the 2.5% capital conservation buffer, resulting in a required minimum total capital ratio of 10.5%; and (iv) a required minimum leverage ratio of 4%, calculated as the ratio of Tier 1 capital to average on-balance sheet (non-risk adjusted) assets.

In addition, as required under the Basel III rules, the Corporation’s TRuPs were fully phased-out from Tier 1 capital as of January 1, 2016. However, the Corporation’s TRuPs may continue to be included in Tier 2 capital until the instruments are redeemed or mature.

On November 21, 2017, the Federal Reserve Board, the FDIC, and the Office of the Comptroller of the Currency finalized an extension of the phase-in of certain Basel III capital rules for banks not using the Basel advanced approaches capital rules.  The extension, which was effective on January 1, 2018, pauses the full transition to the Basel III treatment of mortgage servicing assets, certain deferred tax assets, and investments in the capital of unconsolidated financial institutions and minority interests, pending the banking agencies’ broader efforts, announced in September 2017, to simplify the regulatory capital rules that apply to banking organizations that are not subject to the advanced approaches capital rules. Because the advanced approaches rules apply to banking organizations with more than $250 billion in assets or foreign bank subsidiaries with more than $10 billion in assets, the extension relief applies broadly to community, midsize, and regional banks, including the Corporation and FirstBank.

The tangible common equity ratio and tangible book value per common share are non-GAAP financial measures generally used by the financial community to evaluate capital adequacy. Tangible common equity is total equity less preferred equity, goodwill, core deposit intangibles, purchased credit card relationship assets and insurance customer relationship intangible asset. Tangible assets are total assets less intangible assets such as goodwill, core deposit intangibles, purchased credit card relationships and insurance customer asset relationships.  See “Basis of Presentation” below for additional information.

     The following table is a reconciliation of the Corporation’s tangible common equity and tangible assets as of March 31, 2019 and December 31, 2018, respectively:

	March 31,	December 31,
(In thousands, except ratios and per share information)	2019	2018

Total equity - GAAP	$2,100,457	$2,044,704
Preferred equity	(36,104)	(36,104)
Goodwill	(28,098)	(28,098)
Purchased credit card relationship intangible	(5,180)	(5,702)
Core deposit intangible	(4,096)	(4,335)
Insurance customer relationship intangible	(584)	(622)
Tangible common equity	$2,026,395	$1,969,843

Total assets - GAAP	$12,376,780	$12,243,561
Goodwill	(28,098)	(28,098)
Purchased credit card relationship intangible	(5,180)	(5,702)
Core deposit intangible	(4,096)	(4,335)
Insurance customer relationship intangible	(584)	(622)
Tangible assets	$12,338,822	$12,204,804
Common shares outstanding	217,332	217,235

Tangible common equity ratio	16.42%	16.14%
Tangible book value per common share	$9.32	$9.07

The Banking Law of the Commonwealth of Puerto Rico requires that a minimum of 10% of FirstBank’s net income for the year be transferred to a legal surplus reserve until such surplus equals the total of paid-in-capital on common and preferred stock. Amounts transferred to the legal surplus reserve from the retained earnings account are not available for distribution to the Corporation, including for payment as dividends to the stockholders, without the prior consent of the Puerto Rico Commissioner of Financial Institutions. The Puerto Rico Banking Law provides that, when the expenditures of a Puerto Rico commercial bank are greater than receipts, the excess of the expenditures over receipts must be charged against the undistributed profits of the bank, and the balance, if any, must be charged against the legal surplus reserve, as a reduction thereof. If there is no legal surplus reserve sufficient to cover such balance in whole or in part, the outstanding amount must be charged against the capital account and the Bank cannot pay dividends until it can replenish the legal surplus reserve to an amount of at least 20% of the original capital contributed. During the fourth quarter of 2018, $20.5 million was transferred to the legal surplus reserve. FirstBank’s legal surplus reserve, included as part of Retained earnings in the Corporation’s consolidated statement of financial condition, amounted to $80.2 million as of March 31, 2019.  There were no transfers to the legal surplus reserve during the quarter ended March 31, 2019.

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

     As a provider of financial services, the Corporation routinely enters into commitments with off-balance sheet risk to meet the financial needs of its customers. These financial instruments may include loan commitments and standby letters of credit. These commitments are subject to the same credit policies and approval processes used for on-balance sheet instruments. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the statement of financial position. As of March 31, 2019, commitments to extend credit amounted to approximately $1.3 billion, of which $655.5 million related to credit card loans.  Commercial and financial standby letters of credit amounted to approximately $41.5 million.

Contractual Obligations and Commitments

       The following table presents a detail of the maturities of the Corporation’s contractual obligations and commitments, which consist of CDs, long-term contractual debt obligations, commitments to sell mortgage loans and commitments to extend credit:

	Contractual Obligations and Commitments
	As of March 31, 2019
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
	(In thousands)

Contractual obligations:
Certificates of deposit	$2,970,956	$1,647,076	$996,828	$325,284	$1,768
Securities sold under agreements to repurchase (1)	100,000	-	100,000	-	-
Advances from FHLB	740,000	205,000	335,000	200,000	-
Other borrowings	184,150	-	-	-	184,150
Operating leases	72,886	7,050	16,908	12,474	36,454
Total contractual obligations	$4,067,992	$1,859,126	$1,448,736	$537,758	$222,372

Commitments to sell mortgage loans	$2,063

Standby letters of credit	$3,387

Commitments to extend credit:
Lines of credit	$1,124,682
Letters of credit	38,075
Construction undisbursed funds	149,879
Total commercial commitments	$1,312,636

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

The balance sheet is divided into groups of assets and liabilities by maturity or re-pricing structure and their corresponding interest rate yields and costs. As interest rates rise or fall, these simulations incorporate expected future lending rates, current and expected future funding sources and costs, the possible exercise of options, changes in prepayment rates, deposit decay and other factors, which may be important in projecting net interest income.

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

As of March 31, 2019, the 12-month net interest income was forecasted assuming the March 31, 2019 interest rate curves remain constant. Then, net interest income was estimated under rising and falling rate scenarios. For the rising rate scenario, a gradual (ramp) parallel upward shift of the yield curve was assumed during the first 12 months (the “+200 ramp” scenario). Conversely, for the falling rate scenario, a gradual (ramp) parallel downward shift of the yield curve was assumed during the first 12 months (the “-200 ramp” scenario). However, given the current low levels of interest rates, a full downward shift of 200 basis points would represent an unrealistic scenario. Therefore, under the falling rate scenario, rates move downward up to 200 basis points, but without reaching zero. The resulting scenario shows interest rates close to zero in most cases, reflecting a flattening yield curve instead of a parallel downward scenario.

The Libor/Swap curve for March 2019, as compared to December 2018, reflected a 20 basis points reduction in the short-term horizon, between 1 to 12 months, while market rates also decreased by 28 basis points in the medium term, that is, between 2 to 5 years. In the long-term, that is, over a 5-year-time horizon, market rates decreased by 29 basis points, causing a more flattened yield curve. The U.S. Treasury curve in the short-term decreased by 10 basis points and in the medium-term horizon decreased by 27 basis points, as compared to the December 2018 end of month levels. The long-term horizon decreased by 24 basis points as compared to December 2018 end of month levels.

The following table presents the results of the simulations as of March 31, 2019 and December 31, 2018. Consistent with prior years, these exclude non-cash changes in the fair value of derivatives:

	March 31, 2019				December 31, 2018
	Net Interest Income Risk				Net Interest Income Risk
	(Projected for the next 12 months)				(Projected for the next 12 months)
	Static Simulation		Growing Balance Sheet		Static Simulation		Growing Balance Sheet
(Dollars in millions)	Change	% Change	Change	% Change	Change	% Change	Change	% Change
+ 200 bps ramp	$16.0	2.85%	$18.3	3.11%	$5.7	1.05%	$8.7	1.50%
- 200 bps ramp	$(16.8)	(2.99)%	$(15.2)	(2.57)%	$(7.2)	(1.31)%	$(9.1)	(1.57)%

The Corporation continues to manage its balance sheet structure to control the overall interest rate risk. As of March 31, 2019, the simulations showed that the Corporation maintained an asset-sensitive position.  The Corporation has continued repositioning the balance sheet and improving the funding mix, driven by an increase in the average balance of non-interest bearing deposits, interest-bearing deposits with low rate elasticity, and reductions in brokered CDs and short-term repurchase agreements. The above-mentioned growth in non-interest bearing deposits, along with proceeds from US agency mortgage-backed securities and loan repayments, has helped the Corporation continue to maintain adequate liquidity levels.

Taking into consideration the above-mentioned facts for modeling purposes, the net interest income for the next 12 months under a non-static balance sheet scenario was estimated to increase by $18.3 million in the rising rate scenario when compared against the Corporation’s flat or unchanged interest rate forecast scenario. Under the falling rate, non-static scenario, the net interest income was estimated to decrease by $15.2 million.

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

Interest Rate Lock Commitments – Interest rate lock commitments are agreements under which the Corporation agrees to extend credit to a borrower under certain specified terms and conditions in which the interest rate and the maximum amount of the loan are set prior to funding.  Under the agreement, the Corporation commits to lend funds to a potential borrower generally on a fixed rate basis, regardless of whether interest rates change in the market.

     For detailed information regarding the volume of derivative activities (e.g., notional amounts), location and fair values of derivative instruments in the consolidated statement of financial condition and the amount of gains and losses reported in the consolidated statement of income, see Note 12 – Derivative Instruments and Hedging Activities, in the accompanying unaudited consolidated financial statements.

The following tables summarize the fair value changes in the Corporation’s derivatives, as well as the sources of the fair values:
	Asset Derivatives	Liability Derivatives
	Quarter Ended	Quarter Ended
(In thousands)	March 31, 2019	March 31, 2019

Fair value of contracts outstanding at the beginning
of the period	$1,018	$(1,000)
Changes in fair value during the period	(420)	412
Fair value of contracts outstanding as of March 31, 2019	$598	$(588)

Sources of Fair Value

	Payment Due by Period
		Maturity 1-3 Years	Maturity 3-5 Years	Maturity in Excess of 5 Years	Total Fair Value
	Maturity
(In thousands)	Less Than One Year
As of March 31, 2019
Pricing from observable market inputs -
Asset Derivatives	$264	$299	$35	$-	$598
Pricing from observable market inputs -
Liability Derivatives	(256)	(299)	(33)	-	(588)
	$8	$-	$2	$-	$10

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

As of March 31, 2019 and December 31, 2018, all of the derivative instruments held by the Corporation were considered undesignated economic hedges.

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

Credit Risk Management

First BanCorp. is subject to credit risk mainly with respect to its portfolio of loans receivable and off-balance-sheet instruments, mainly derivatives and loan commitments. Loans receivable represents loans that First BanCorp. holds for investment and, therefore, First BanCorp. is at risk for the term of the loan. Loan commitments represent commitments to extend credit, subject to specific conditions, for specific amounts and maturities. These commitments may expose the Corporation to credit risk and are subject to the same review and approval process as for loans made by the Bank. See “Contractual Obligations and Commitments” above for further details. The credit risk of derivatives arises from the potential that the counterparty will default on its contractual obligations. To manage this credit risk, the Corporation deals with counterparties of good credit standing, enters into master netting agreements whenever possible and, when appropriate, obtains collateral. For further details and information on the Corporation’s derivative credit risk exposure, see “Interest Rate Risk Management,” above. The Corporation manages its credit risk through its credit policy, underwriting, independent loan review and quality control procedures, statistical analysis, comprehensive financial analysis, and established management committees. The Corporation also employs proactive collection and loss mitigation efforts. Furthermore, personnel performing structured loan workout functions are responsible for mitigating defaults and minimizing losses upon default within each region and for each business segment. In the case of the commercial and industrial (“C&I”), commercial mortgage and construction loan portfolios, the Special Asset Group (“SAG”) focuses on strategies for the accelerated reduction of non-performing assets through note sales, short sales, loss mitigation programs, and sales of OREO.  In addition to the management of the resolution process for problem loans, the SAG oversees collection efforts for all loans to prevent migration to the nonaccrual and/or adversely classified status.  The SAG utilizes relationship officers, collection specialists and attorneys. In the case of residential construction projects, the workout function monitors project specifics, such as project management and marketing, as deemed necessary.

The Corporation may also have risk of default in the securities portfolio. The securities held by the Corporation are principally fixed-rate U.S. agency MBS and U.S. Treasury and agency securities. Thus, a substantial portion of these instruments is backed by mortgages, a guarantee of a U.S. GSE or the full faith and credit of the U.S. government.

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

The ratio of the allowance for loan and lease losses to total loans held for investment decreased to 2.04% as of March 31, 2019, compared to 2.22% as of December 31, 2018. The change for each portfolio follows:

•          The allowance to total loans ratio for the residential mortgage portfolio increased from 1.61% as of December 31, 2018 to 1.66% as of March 31, 2019 reflecting, among other things, the effect of updated appraisals indicating lower collateral values.

•          The allowance to total loans ratio for the commercial mortgage portfolio decreased from 3.65% as of December 31, 2018 to 3.43% as of March 31, 2019 reflecting, among other things, the effect of releases associated with improvements in the historical loss rates used for the determination of the general reserve.

•          The allowance to total loans ratio for the C&I portfolio decreased from 1.52% as of December 31, 2018 to 1.01% as of March 31, 2019, reflecting the effect of a $3.4 million reserve release associated with the resolution of uncertainties surrounding the repayment prospects of a hurricane-affected commercial customer and the aforementioned charge-off of $5.7 million taken on a commercial and industrial loan in Puerto Rico against a previously-established specific reserve.

•          The allowance to total loans ratio for the construction loan portfolio decreased from 4.52% as of December 31, 2018 to 3.94% as of March 31, 2019, primarily as a result of a higher proportion of Florida construction loans to total construction loans. The historical loss rates applied to the construction portfolio in the Florida region are generally lower than rates applied to the construction loan portfolio in the Puerto Rico region.

•          The allowance to total loans ratio for the consumer loan portfolio decreased from 2.77% as of December 31, 2018 to 2.62% as of March 31, 2019, reflecting, among other things, the effect of a $3.0 million release of the hurricane-related qualitative reserve resulting from updated payment patterns and credit risk analyses applied to consumer borrowers subject to payment deferral programs that expired early in 2018.

As discussed above, the significant overall uncertainties that complicated management’s early assessments of hurricane-related credit losses have been largely addressed in the 18-month period since the hurricanes, and the hurricanes’ effect on credit quality in future periods will be reflected in the normal process for determining the allowance for loan losses and not through a separate hurricane-related qualitative reserve, which amounted to $12.6 million as of March 31, 2019 (December 31, 2018 - $19.2 million).

The ratio of the total allowance to nonaccrual loans held for investment was 67.36% as of March 31, 2019, compared to 62.15% as of December 31, 2018.

Substantially all of the Corporation’s loan portfolio is located within the boundaries of the U.S. economy. Whether the collateral is located in Puerto Rico, the U.S. and British Virgin Islands or the U.S. mainland (mainly in the state of Florida), the performance of the Corporation’s loan portfolio and the value of the collateral supporting the transactions are dependent upon the performance of and conditions within each specific area’s real estate market. The real estate market in Puerto Rico experienced readjustments in value driven reduced demand and general adverse economic conditions. The Corporation sets adequate loan-to-value ratios following its regulatory and credit policy standards.

As shown in the following table, the allowance for loan and lease losses amounted to $183.7 million as of March 31, 2019, or 2.04% of total loans, compared with $196.4 million, or 2.22% of total loans, as of December 31, 2018. See “Results of Operation - Provision for Loan and Lease Losses” above for additional information.

	Quarter Ended March 31
(Dollars in thousands)	2019		2018

Allowance for loan and lease losses, beginning of period	$196,362		$231,843
Provision (release) for loan and lease losses:
Residential Mortgage (1)	6,639		447
Commercial Mortgage (2)	121		8,661
Commercial and Industrial (3)	(5,009)		656
Construction (4)	(95)		4,764
Consumer and Finance Leases (5)	10,164		6,016
Total provision for loan and lease losses (6)	11,820		20,544
Charge-offs
Residential Mortgage	(6,173)		(3,371)
Commercial Mortgage	(2,400)		(6,810)
Commercial and Industrial	(6,311)		(1,930)
Construction	(207)		(5,177)
Consumer and Finance Leases	(13,269)		(12,072)
Total charge offs	(28,360)		(29,360)
Recoveries:
Residential Mortgage	626		335
Commercial Mortgage	128		49
Commercial and Industrial	1,095		62
Construction	41		13
Consumer and Finance Leases	2,020		2,370
Total recoveries	3,910		2,829
Net charge-offs	(24,450)		(26,531)
Allowance for loan and lease losses, end of period	$183,732		$225,856

Allowance for loan and lease losses to period end total loans held for investment	2.04%		2.60%
Net charge-offs (annualized) to average loans outstanding during the period	1.10%		1.21%
Provision for loan and lease losses to net charge-offs during the period	0.48	x	0.77	x
Provision for loan and lease losses to net charge-offs during the period, excluding effect
of the hurricane-related qualitative reserve releases in the first quarter of 2019 and 2018 (7)	0.75	x	1.02	x

(1)	Net of a $0.1 million net loan loss reserve release for the first quarter of 2018 associated with revised estimates of the effects of Hurricanes Maria and Irma.
(2)	Net of a $0.2 million net loan loss reserve release for the first quarter of 2018 associated with revised estimates of the effects of Hurricanes Maria and Irma.
(3)	Net of loan loss reserve releases of $3.4 million and $3.8 million for the first quarters of 2019 and 2018, respectively, associated with revised estimates of the effects of Hurricanes Maria and Irma.
(4)	Net of a $0.2 million loan loss reserve release for the first quarter of 2018 associated with revised estimates of the effects of Hurricanes Maria and Irma.
(5)	Net of loan loss reserve releases of $3.0 million and $2.0 million for the first quarters of 2019 and 2018, respectively, associated with revised estimates of the effects of Hurricanes Maria and Irma.
(6)	Net of loan loss reserve releases of $6.4 million for each of the first quarters of 2019 and 2018 associated with revised estimates of the effects of Hurricanes Maria and Irma.
(7)	Non-GAAP financial measure, see "Basis of Presentation" below for a reconciliation of this measure.

The following table sets forth information concerning the allocation of the allowance for loan and lease losses by loan category and the percentage of loan balances in each category to the total of such loans as of the dates indicated:

	As of		As of
	March 31, 2019		December 31, 2018
(In thousands)	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans

Residential mortgage loans	$51,886	35%	$50,794	36%
Commercial mortgage loans	53,430	17%	55,581	17%
Construction loans	3,331	1%	3,592	1%
Commercial and Industrial loans	22,321	25%	32,546	24%
Consumer loans and finance leases	52,764	22%	53,849	22%
	$183,732	100%	$196,362	100%

    The following table sets forth information concerning the composition of the Corporation's allowance for loan and lease losses as of March 31, 2019 and December 31, 2018 by loan category and by whether the allowance and related provisions were calculated individually or through a general valuation allowance.

As of March 31, 2019	Residential Mortgage Loans	Commercial Mortgage Loans			Consumer and Finance Leases
				Construction Loans
(Dollars in thousands)			C&I Loans			Total
Impaired loans without specific reserves:
Principal balance of loans, net of charge-offs	$94,516	$49,549	$30,264	$3,315	$2,280	$179,924
Impaired loans with specific reserves:
Principal balance of loans, net of charge-offs	299,219	172,632	52,083	2,865	26,148	552,947
Allowance for loan and lease losses	20,753	20,314	4,112	596	4,779	50,554
Allowance for loan and lease losses to principal
balance	6.94%	11.77%	7.90%	20.80%	18.28%	9.14%
PCI loans:
Carrying value of PCI loans	140,979	3,464	-	-	-	144,443
Allowance for PCI loans	10,954	400	-	-	-	11,354
Allowance for PCI loans to carrying value	7.77%	11.55%				7.86%

Loans with general allowance:
Principal balance of loans	2,591,848	1,333,079	2,129,384	78,327	1,986,864	8,119,502
Allowance for loan and lease losses	20,179	32,716	18,209	2,735	47,985	121,824
Allowance for loan and lease losses to principal
balance	0.78%	2.45%	0.86%	3.49%	2.42%	1.50%

Total loans held for investment:
Principal balance of loans	$3,126,562	$1,558,724	$2,211,731	$84,507	$2,015,292	$8,996,816
Allowance for loan and lease losses	51,886	53,430	22,321	3,331	52,764	183,732
Allowance for loan and lease losses to principal
balance (1)	1.66%	3.43%	1.01%	3.94%	2.62%	2.04%

	Residential Mortgage Loans	Commercial Mortgage Loans			Consumer and Finance Leases
As of December 31, 2018				Construction Loans

(Dollars in thousands)			C&I Loans			Total
Impaired loans without specific reserves:
Principal balance of loans, net of charge-offs	$110,238	$43,358	$30,030	$2,431	$2,340	$188,397
Impaired loans with specific reserves:
Principal balance of loans, net of charge-offs	293,494	184,068	61,162	4,162	28,986	571,872
Allowance for loan and lease losses	19,965	17,684	9,693	760	5,874	53,976
Allowance for loan and lease losses to principal
balance	6.80%	9.61%	15.85%	18.26%	20.26%	9.44%
PCI loans:
Carrying value of PCI loans	143,176	3,464	-	-	-	146,640
Allowance for PCI loans	10,954	400	-	-	-	11,354
Allowance for PCI loans to carrying value	7.65%	11.55%				7.74%
Loans with general allowance:
Principal balance of loans	2,616,300	1,291,772	2,056,919	72,836	1,913,387	7,951,214
Allowance for loan and lease losses	19,875	37,497	22,853	2,832	47,975	131,032
Allowance for loan and lease losses to principal
balance	0.76%	2.90%	1.11%	3.89%	2.51%	1.65%
Total loans held for investment:
Principal balance of loans	$3,163,208	$1,522,662	$2,148,111	$79,429	$1,944,713	$8,858,123
Allowance for loan and lease losses	50,794	55,581	32,546	3,592	53,849	196,362
Allowance for loan and lease losses to principal
balance (1)	1.61%	3.65%	1.52%	4.52%	2.77%	2.22%

(1)

Loans used in the denominator include PCI loans of $144.4 million and $146.6 million as of March 31, 2019 and December 31, 2018, respectively. However, the Corporation separately tracks and reports PCI loans and excludes these loans from the amounts of nonaccrual loans, impaired loans, TDRs and non-performing assets.

The following tables show the activity for impaired loans held for investment during the first quarter of 2019 and 2018:

	Quarter Ended
	March 31, 2019	March 31, 2018
	(In thousands)
Impaired Loans:
Balance at beginning of period	$760,269	$790,308
Loans determined impaired during the period	10,702	61,408
Charge-offs (1)	(13,421)	(17,213)
Loans sold, net of charge-offs	-	(4,121)
Increases to existing impaired loans	1,253	6,998
Foreclosures	(7,984)	(11,675)
Loans no longer considered impaired	(152)	(1,507)
Loans transferred to held for sale	-	(57,213)
Paid in full, partial payments and other	(17,796)	(20,705)
Balance at end of period	$732,871	$746,280

(1)	The first quarter of 2018 includes charge-offs totaling $9.7 million associated with $57.2 million in nonaccrual loans transferred to held for sale.

Nonaccrual Loans and Non-performing Assets

Total non-performing assets consist of nonaccrual loans (generally loans held for investment or loans held for sale on which the recognition of interest income has been discontinued when the loan became 90 days past due or earlier if the full and timely collection of interest or principal is uncertain), foreclosed real estate and other repossessed properties, and non-performing investment securities, if any. When a loan is placed in nonaccrual status, any interest previously recognized and not collected is reversed and charged against interest income. Cash payments received on certain loans that are impaired and collateral dependent are recognized when collected in accordance with the contractual terms of the loans.  The principal portion of the payment is used to reduce the principal balance of the loan, whereas the interest portion is recognized on a cash basis (when collected). However, when management believes that the ultimate collectability of principal is in doubt, the interest portion is applied to the outstanding principal.  The risk exposure of this portfolio is diversified as to individual borrowers and industries, among other factors. In addition, a large portion is secured with real estate collateral.

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

Purchased Credit Impaired Loans — PCI loans are recorded at fair value at acquisition. Since the initial fair value of these loans included an estimate of credit losses expected to be realized over the remaining lives of the loans, the subsequent accounting for PCI loans differs from the accounting for non-PCI loans. Therefore, the Corporation separately tracks and reports PCI loans and excludes these from the amounts of nonaccrual loans, impaired loans, TDR loans, and non-performing assets.

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

The following table presents non-performing assets as of the dates indicated:

	March 31,	December 31,
(Dollars in thousands)	2019	2018

Nonaccrual loans held for investment:
Residential mortgage	$132,049	$147,287
Commercial mortgage	93,192	109,536
Commercial and Industrial	22,507	30,382
Construction	7,700	8,362
Finance leases	1,009	1,329
Consumer	16,321	19,077
Total nonaccrual loans held for investment	$272,778	$315,973
OREO	129,716	131,402
Other repossessed property	5,032	3,576
Total non-performing assets, excluding nonaccrual loans held for sale	$407,526	$450,951

Nonaccrual loans held for sale	7,381	16,111
Total non-performing assets, including nonaccrual loans held for sale (1)(2)	$414,907	$467,062

Past due loans 90 days and still accruing (3)(4)	$148,625	$158,527
Non-performing assets to total assets	3.35%	3.81%
Nonaccrual loans held for investment to total loans held for investment	3.03%	3.57%
Allowance for loan and lease losses	$183,732	$196,362
Allowance to total nonaccrual loans held for investment	67.36%	62.15%
Allowance to total nonaccrual loans held for investment,
excluding residential real estate loans	130.56%	116.41%

___________
(1)

PCI loans accounted for under ASC 310-30 of $144.4 million and $146.6 million as of March 31, 2019 and December 31, 2018, respectively, are excluded and not considered nonaccrual due to the application of the accretion method, under which these loans will accrete interest income over the remaining life of the loans using estimated cash flow analysis.

(2)	Nonaccrual loans exclude $485.9 million and $478.9 million of TDR loans that are in compliance with the modified terms and in accrual status as of March 31, 2019 and December 31, 2018, respectively.
(3)

It is the Corporation's policy to report delinquent residential mortgage loans insured by the FHA, guaranteed by the VA, and other government-insured loans as past-due loans 90 days and still accruing as opposed to nonaccrual loans since the principal repayment is insured. These balances include $47.8 million of residential mortgage loans insured by the FHA or guaranteed by the VA that were over 15 months delinquent, and were no longer accruing interest as of March 31, 2019, taking into consideration the FHA interest curtailment process.

(4)

Amounts include PCI loans with individual delinquencies over 90 days and still accruing with a carrying value as of March 31, 2019 and December 31, 2018 of approximately $28.2 million and $29.4 million, respectively, primarily related to loans acquired from Doral Bank in the first quarter of 2015 and from Doral Financial in the second quarter of 2014.

The following table shows non-performing assets by geographic segment:
	March 31,	December 31,
(Dollars in thousands)	2019	2018
Puerto Rico:
Nonaccrual loans held for investment:
Residential mortgage	$111,666	$120,707
Commercial mortgage	29,778	44,925
Commercial and Industrial	18,452	26,005
Construction	5,597	6,220
Finance leases	1,009	1,329
Consumer	15,374	18,037
Total nonaccrual loans held for investment	181,876	217,223

OREO	121,914	124,124
Other repossessed property	4,926	3,357
Total non-performing assets, excluding nonaccrual loans held for sale	$308,716	$344,704
Nonaccrual loans held for sale	7,381	16,111
Total non-performing assets, including nonaccrual loans held for sale (1)	$316,097	$360,815
Past due loans 90 days and still accruing (2)	$147,512	$153,269

Virgin Islands:
Nonaccrual loans held for investment:
Residential mortgage	$11,070	$12,106
Commercial mortgage	18,735	19,368
Commercial and Industrial	4,055	4,377
Construction	2,103	2,142
Consumer	545	710
Total nonaccrual loans held for investment	36,508	38,703

OREO	6,685	6,704
Other repossessed property	26	76
Total non-performing assets	$43,219	$45,483
Past due loans 90 days and still accruing	$1,113	$5,258

United States:
Nonaccrual loans held for investment:
Residential mortgage	$9,313	$14,474
Commercial mortgage	44,679	45,243
Consumer	402	330
Total nonaccrual loans held for investment	54,394	60,047

OREO	1,117	574
Other repossessed property	80	143
Total non-performing assets	$55,591	$60,764
Past due loans 90 days and still accruing	$-	$-

(1)

PCI loans accounted for under ASC 310-30 of $144.4 million and $146.6 million as of March 31, 2019 and December 31, 2018, respectively, are excluded and not considered nonaccrual due to the application of the accretion method, under which these loans will accrete interest income over the remaining life of the loans using estimated cash flow analysis.

(2)

Amount includes PCI loans with individual delinquencies over 90 days and still accruing with a carrying value as of  March 31, 2019  and December 31, 2018 of approximately $28.2 million and $29.4 million, respectively, primarily related to loans acquired from Doral Bank in the first quarter of 2015 and  from Doral Financial in the second quarter of 2014.

     Total nonaccrual loans, including nonaccrual loans held for sale, were $280.2 million as of March 31, 2019. This represents a decrease of $51.9 million from $332.1 million as of December 31, 2018. The decrease in nonaccrual loans was primarily attributable to: (i) a decrease of $12.9 million related to the restructuring at maturity of a commercial mortgage loan that financed multiple properties in Puerto Rico; (ii) a $15.2 million decrease in nonaccrual residential mortgage loans; (iii) sales and repayments of nonaccrual commercial and construction loans held for sale totaling $8.7 million during the first quarter of 2019; (iv) a charge-off of $5.7 million taken on a commercial and industrial loan with a previously-established specific reserve; (v) collections on nonaccrual commercial and construction loans of $4.1 million; and (vi) a $3.1 million decrease in nonaccrual consumer loans.

    Nonaccrual commercial mortgage loans, including nonaccrual commercial mortgage loans held for sale, decreased by $20.3 million to $100.6 million as of March 31, 2019 from $120.9 million as of December 31, 2018. The decrease primarily reflects a $12.9 million reduction related to the restructuring at maturity of a commercial mortgage loan that financed multiple properties in Puerto Rico.  The Bank restructured this loan, which had a book value of $22.4 million as of December 31, 2018, into two separate loans supported by sources of repayment that are independent for each loan: (i) a $10.7 million loan, which is collateral dependent, carries a current market rate of interest, and was placed in accrual status after consideration of the satisfactory historical payment performance of the borrower and the Bank’s assessment of full collectability of principal and interest; and (ii) an $11.6 million loan, also collateral dependent, for which the Bank granted a forbearance period and recorded a partial charge-off of $2.1 million at the time of the restructuring supported by a full faith credit evaluation.  The latter, which had a book value of $9.5 million as of March 31, 2019, remained in nonaccrual status as of March 31, 2019. In addition, the decrease reflects the effect of the sales and repayments of commercial mortgage nonaccrual loans held for sale totaling $4.0 million during the first quarter of 2019 and collections on commercial mortgage nonaccrual loans held for investment of $2.4 million. Total inflows of nonaccrual commercial mortgage loans were $0.5 million for the first quarter of 2019, compared to $3.6 million for the same period in 2018.

     Nonaccrual C&I loans, including nonaccrual C&I loans held for sale, decreased by $9.6 million to $22.5 million as of March 31, 2019 from $32.1 million as of December 31, 2018. The decrease was primarily related to charges-offs amounting to $6.2 million, including the aforementioned charge-off of $5.7 million taken on a C&I loan with a previously-established specific reserve in Puerto Rico, sales and repayments of nonaccrual C&I loans held for sale totaling $1.7 million, and collections on nonaccrual C&I loans held for investment  of $1.4 million. Total inflows of nonaccrual C&I loans were $0.1 million for the first quarter of 2019, compared to $2.8 million for the same quarter in 2018.

Nonaccrual construction loans, including nonaccrual construction loans held for sale, decreased by $3.7 million to $7.7 million as of March 31, 2019 from $11.4 million as of December 31, 2018, mainly due to the repayment of a $3.0 million nonaccrual construction loan held for sale during the first quarter of 2019. The inflows of nonaccrual construction loans during the first quarter of 2019 amounted to $0.1 million compared to inflows of $0.2 million for the same period in 2018.

The following tables present the activity of commercial and construction nonaccrual loans held for investment:

	Commercial Mortgage	Commercial & Industrial	Construction	Total
(In thousands)
Quarter ended March 31, 2019
Beginning balance	$109,536	$30,382	$8,362	148,280
Plus:
Additions to nonaccrual	494	139	67	700
Less:
Loans returned to accrual status	(11,182)	(124)	-	(11,306)
Nonaccrual loans transferred to OREO	(822)	(214)	(459)	(1,495)
Nonaccrual loans charge offs	(2,395)	(6,235)	(101)	(8,731)
Loan collections	(2,439)	(1,441)	(169)	(4,049)
Ending balance	$93,192	$22,507	$7,700	$123,399

	Commercial Mortgage	Commercial & Industrial	Construction	Total
(In thousands)
Quarter ended March 31, 2018
Beginning balance	$156,493	$85,839	$52,113	294,445
Plus:
Additions to nonaccrual	3,568	2,772	196	6,536
Less:
Loans returned to accrual status	(3,151)	-	-	(3,151)
Nonaccrual loans transferred to OREO	(1,456)	(1,133)	(58)	(2,647)
Nonaccrual loans charge offs	(6,810)	(531)	(5,177)	(12,518)
Loan collections	(6,251)	(1,622)	(57)	(7,930)
Reclassification	-	-	(781)	(781)
Loans transferred to loans held for sale, net of charge-offs	(27,214)	-	(30,000)	(57,214)
Ending balance	$115,179	$85,325	$16,236	$216,740

The following tables present the activity of commercial and construction nonaccrual loans held for sale:

	Commercial Mortgage	Commercial & Industrial	Construction	Total
(In thousands)
Quarter ended March 31, 2019
Beginning balance	$11,371	$1,725	$3,015	$16,111
Less:
Loan collections and other	(277)	(662)	(3,015)	(3,954)
Nonaccrual loans sold	(3,713)	(1,063)	-	(4,776)
Ending balance	$7,381	$-	$-	$7,381

	Commercial Mortgage	Construction	Total
(In thousands)
Quarter ended March 31, 2018
Beginning balance	$-	$8,290	$8,290
Plus:
Loans transferred from held for investment	27,214	30,000	57,214
Less:
Lower of cost or market adjustment	-	(558)	(558)
Ending balance	$27,214	$37,732	$64,946

    Total nonaccrual commercial and construction loans, including nonaccrual loans held for sale, with a book value of $130.8 million as of March 31, 2019 are being carried (net of reserves and accumulated charge-offs) at 51.2% of unpaid principal balance.

Nonaccrual residential mortgage loans decreased by $15.2 million to $132.0 million as of March 31, 2019 from $147.3 million as of December 31, 2018. The decrease was driven by loans brought current, charge-offs, collections (including two loans individually in excess of $1 million paid-off in the first quarter totaling $3.3 million), and foreclosures that, in the aggregate, offset the inflows in the first quarter.

The following table presents the activity of residential nonaccrual loans held for investment:

	Quarters Ended
(In thousands)	March 31, 2019	March 31, 2018

Beginning balance	$147,287	$178,291
Plus:
Additions to nonaccrual	11,460	26,961
Less:
Loans returned to accrual status	(9,370)	(19,121)
Nonaccrual loans transferred to OREO	(7,290)	(10,129)
Nonaccrual loans charge offs	(4,357)	(2,800)
Loan collections	(5,681)	(2,603)
Reclassification	-	781
Ending balance	$132,049	$171,380

The amount of nonaccrual consumer loans, including finance leases, decreased by $3.1 million during the first quarter of 2019 to $17.3 million compared to $20.4 million as of December 31, 2018.  The inflows of nonaccrual consumer loans during the first quarter of 2019 were $12.0 million, a decrease of $4.3 million, compared to inflows of $16.3 million for the same period in 2018.

As of March 31, 2019, approximately $41.2 million of the loans placed in nonaccrual status, mainly commercial loans, were current, or had delinquencies of less than 90 days in their interest payments, including $25.5 million of TDRs maintained in nonaccrual status until the restructured loans meet the criteria of sustained payment performance under the revised terms for reinstatement to accrual status and there is no doubt about full collectability. Collections on these loans are being recorded on a cash basis through earnings, or on a cost-recovery basis, as conditions warrant.

     During the quarter ended March 31, 2019, interest income of approximately $0.9 million related to nonaccrual loans with a carrying value of $62.6 million as of March 31, 2019, mainly nonaccrual construction and commercial loans, was applied against the related principal balances under the cost-recovery method.

As of March 31, 2019, approximately $71.3 million, or 26.1% of total nonaccrual loans held for investment, have been charged-off to their net realizable value and no specific reserve was allocated as shown in the following table:

(Dollars in thousands)	Residential Mortgage Loans	Commercial Mortgage Loans	C&I Loans	Construction Loans	Consumer and Finance Leases	Total
As of March 31, 2019
Nonaccrual loans held for investment
charged-off to realizable value	$45,352	$14,688	$7,930	$3,316	$-	$71,286
Other nonaccrual loans held
for investment	86,697	78,504	14,577	4,384	17,330	201,492
Total nonaccrual loans held
for investment	$132,049	$93,192	$22,507	$7,700	$17,330	$272,778

Allowance to nonaccrual loans held for
investments	39.29%	57.33%	99.17%	43.26%	304.47%	67.36%
Allowance to nonaccrual loans held for
investments, excluding nonaccrual loans
charged-off to realizable value	59.85%	68.06%	153.12%	75.98%	304.47%	91.19%

As of December 31, 2018
Nonaccrual loans held for investment
charged-off to realizable value	$60,648	$36,386	$8,440	$2,431	$675	$108,580
Other nonaccrual loans held
for investment	86,639	73,150	21,942	5,931	19,731	207,393
Total nonaccrual loans held
for investment	$147,287	$109,536	$30,382	$8,362	$20,406	$315,973

Allowance to nonaccrual loans held for
investments	34.49%	50.74%	107.12%	42.96%	263.89%	62.15%
Allowance to nonaccrual loans held for
investments, excluding nonaccrual loans
charged-off to realizable value	58.63%	75.98%	148.33%	60.56%	272.92%	94.68%

Total loans in early delinquency (i.e., 30-89 days past due loans, as defined in regulatory report instructions) amounted to $143.8 million as of March 31, 2019, an increase of $7.2 million compared to $136.6 million as of December 31, 2018.  The variances by major portfolio categories follow:

•          Consumer loans in early delinquency decreased in the first quarter by $3.0 million to $56.5 million as of March 31, 2019 from $59.5 million as of December 31, 2018, and residential mortgage loans in early delinquency increased in the first quarter by $6.5 million to $79.7 million as of March 31, 2019 from $73.2 million as of December 31, 2018.

•          Commercial and construction loans in early delinquency increased in the first quarter by $3.7 million to $7.6 million as of March 31, 2019 from $3.9 million as of December 31, 2018.

The Corporation provides homeownership preservation assistance to its customers through a loss mitigation program in Puerto Rico that is similar to the U.S. government’s Home Affordable Modification Program guidelines. Depending upon the nature of borrowers’ financial condition, restructurings or loan modifications through this program, as well as other restructurings of individual commercial, commercial mortgage, construction, and residential mortgage loans, fit the definition of a TDR. A restructuring of a debt constitutes a TDR if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. Modifications involve changes in one or more of the loan terms that bring a defaulted loan current and provide sustainable affordability. Changes may include, among others, the extension of the maturity of the loan and modifications of the loan rate. See Note 7 - Loans Held for Investment, to the accompanying unaudited consolidated financial statements for additional information and statistics about the Corporation’s TDR loans.

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

The following table provides a breakdown between the accrual and nonaccrual TDRs:

(In thousands)	As of March 31, 2019
	Accrual	Nonaccrual (1)	Total TDRs

Non-FHA/VA Residential Mortgage loans	$272,661	$56,084	$328,745
Commercial Mortgage loans (2)	126,151	29,182	155,333
Commercial and Industrial loans	64,386	7,962	72,348
Construction loans	989	4,125	5,114
Consumer loans - Auto	11,176	5,784	16,960
Finance leases	1,529	43	1,572
Consumer loans - Other	9,048	675	9,723
Total Troubled Debt Restructurings	$485,940	$103,855	$589,795

(1)

Included in nonaccrual loans are $25.5 million in loans that were performing under the terms of the restructuring agreement but are reported in non-accrual status until the restructured loans meet the criteria of sustained payment performance under the revised terms for reinstatement to accrual status and are deemed fully collectible.

(2)	Excludes commercial mortgage TDR loans held for sale amounting to $7.4 million as of March 31, 2019.

The OREO portfolio, which is part of non-performing assets, decreased by $1.7 million to $129.7 million as of March 31, 2019 from $131.4 million as of December 31, 2018. The following tables show the composition of the OREO portfolio as of March 31, 2019 and December 31, 2018, as well as the activity during the quarter ended March 31, 2019 of the OREO portfolio by geographic region:

OREO Composition by Region

(In thousands)	As of March 31, 2019
	Puerto Rico	Virgin Islands	Florida	Consolidated
Residential	$47,744	$1,346	$986	$50,076
Commercial	64,255	4,518	131	68,904
Construction	9,915	821	-	10,736
	$121,914	$6,685	$1,117	$129,716

(In thousands)	As of December 31, 2018
	Puerto Rico	Virgin Islands	Florida	Consolidated
Residential	$47,428	$1,369	$442	$49,239
Commercial	67,185	4,521	132	71,838
Construction	9,511	814	-	10,325
	$124,124	$6,704	$574	$131,402

OREO Activity by Region

(In thousands)	As of March 31, 2019
	Puerto Rico	Virgin Islands	Florida	Consolidated
Beginning Balance	$124,124	$6,704	$574	$131,402
Additions	11,505	-	759	12,264
Sales	(9,168)	-	(202)	(9,370)
Write-down adjustments	(4,547)	(19)	(14)	(4,580)
Ending Balance	$121,914	$6,685	$1,117	$129,716

Net Charge-offs and Total Credit Losses

Net charge-offs totaled $24.5 million for the first quarter of 2019, or 1.10% of average loans on an annualized basis, compared to $26.5 million, or 1.21% of average loans for the same period in 2018.  Net charge-offs for the first quarter of 2018 included charge-offs totaling $9.7 million associated with the transfer to held for sale of $57.2 million in nonaccrual commercial and construction loans.

 Commercial mortgage loans net charge-offs in the first quarter of 2019 were $2.3 million, or an annualized 0.59% of average commercial mortgage loans, compared to $6.8 million, or an annualized 1.69% of average loans, for the first quarter of 2018.  Commercial mortgage loans net charge-offs for the first quarter of 2019 included $2.1 million associated with the aforementioned split loan restructuring in Puerto Rico. Commercial mortgage loans net charge-offs for the first quarter of 2018 included $4.6 million associated with $27.2 million in nonaccrual commercial mortgage loans transferred to held for sale.

 Construction loans net charge-offs in the first quarter of 2019 were $0.2 million, or an annualized 0.78% of related average loans, compared to net charge-offs of $5.2 million, or an annualized 17.37% of average loans, for the first quarter of 2018. The variance was primarily related to the $5.1 million charge-off recorded in the first quarter of 2018 on a $30.0 million nonaccrual construction loan transferred to held for sale in the Virgin Islands.

Commercial and industrial loans net charge-offs in the first quarter of 2019 totaled $5.2 million, or an annualized 0.96% of related average loans, compared to $1.9 million, or an annualized 0.36%, for the first quarter of 2018. Commercial and industrial loans net charge-offs for the first quarter of 2019 included the aforementioned $5.7 million charge-off taken against a previously-established specific reserve associated with a commercial and industrial loan in Puerto Rico.

Residential mortgage loans net charge-offs in the first quarter of 2019 were $5.5 million, or an annualized 0.71% of related average loans, compared to $3.0 million, or an annualized 0.38% of related average loans, for the first quarter of 2018. Approximately $4.0 million in charge-offs for the first quarter of 2019 resulted from valuations for impairment purposes of residential mortgage loans considered homogeneous given high delinquency and loan-to-value levels, compared to $2.4 million for the first quarter of 2018. Net charge-offs on residential mortgage loans for the first quarter of 2019 also included $1.3 million related to foreclosures, compared to $0.7 million in the first quarter of 2018.

Net charge-offs of consumer loans and finance leases in the first quarter of 2019 were $11.2 million, or an annualized 2.27% of related average loans, compared to $9.7 million, or an annualized 2.22% of average loans, in the first quarter of 2018. The increase is primarily related to charge-offs of $1.3 million taken on certain home equity lines of credit in the first quarter of 2019.

The following table presents annualized net charge-offs to average loans held-in-portfolio:

	Quarter Ended
	March 31, 2019	March 31, 2018

Residential mortgage	0.71%	0.38%
Commercial mortgage	0.59%	1.69%
Commercial and industrial	0.96%	0.36%
Construction	0.78%	17.37%
Consumer and finance leases	2.27%	2.22%
Total loans	1.10%	1.21%

The following table presents net charge-offs (or recoveries) to average loans held in various portfolios by geographic segment:

	Quarter Ended
	March 31,	March 31,
	2019	2018
PUERTO RICO:
Residential mortgage	0.95%	0.43%
Commercial mortgage	0.93%	2.45%
Commercial and Industrial	1.53%	0.52%
Construction	2.43%	0.62%
Consumer and finance leases	2.30%	2.25%
Total loans	1.46%	1.25%
VIRGIN ISLANDS:
Residential mortgage	0.10%	0.73%
Commercial mortgage (1)	(0.38)%	(0.15)%
Commercial and Industrial (2)	-%	(0.01)%
Construction	-%	46.90%
Consumer and finance leases	0.76%	2.55%
Total loans	0.07%	4.01%
FLORIDA:
Residential mortgage	0.07%	-%
Commercial mortgage (3)	(0.04)%	(0.01)%
Commercial and Industrial	-%	0.05%
Construction (4)	(0.16)%	(0.20)%
Consumer and finance leases	2.49%	1.30%
Total loans	0.09%	0.06%

(1) For the first quarters of 2019 and 2018, recoveries in commercial mortgage loans in the Virgin Islands exceeded charge-offs.
(2) For the first quarter of 2018, recoveries in commercial and industrial loans in the Virgin Islands exceeded charge-offs.
(3) For the first quarters of 2019 and 2018, recoveries in commercial mortgage loans in Florida exceeded charge-offs.
(4) For the first quarters of 2019 and 2018, recoveries in construction loans in Florida exceeded charge-offs.

The above ratios are based on annualized charge-offs and are not necessarily indicative of the results expected for the entire year or in subsequent periods.

Total credit losses (equal to net charge-offs plus losses on OREO operations) for the first quarter of 2019 amounted to $28.2 million, or a loss rate of 1.25% on an annualized basis to average loans and repossessed assets, compared to credit losses of $26.7 million, or a loss rate of 1.20% on an annualized basis, for the same period in 2018.

The following table presents information about the OREO inventory and credit losses for the periods indicated:

	Quarter Ended
	March 31,
(Dollars in thousands)	2019	2018

OREO
OREO balances, carrying value:
Residential	$50,076	$60,240
Commercial	68,904	83,911
Construction	10,736	10,488
Total	$129,716	$154,639

OREO activity (number of properties):
Beginning property inventory	694	708
Properties acquired	119	130
Properties disposed	(98)	(83)
Ending property inventory	715	755

Average holding period (in days)
Residential	398	416
Commercial	1,434	1,092
Construction	1,378	1,473
Total average holding period (in days)	1,029	855
OREO operations gain (loss):
Market adjustments and gain (losses) on sale:
Residential	$(123)	$179
Commercial	(2,135)	(175)
Construction	(277)	(163)
Total losses on sale	(2,535)	(159)
Other OREO operations expenses	(1,208)	(31)
Net Loss on OREO operations	$(3,743)	$(190)

CHARGE-OFFS
Residential charge offs, net	(5,547)	(3,036)
Commercial charge offs, net	(7,488)	(8,629)
Construction charge offs, net	(166)	(5,164)
Consumer and finance leases charge-offs, net	(11,249)	(9,702)
Total charge-offs, net	(24,450)	(26,531)
TOTAL CREDIT LOSSES (1)	$(28,193)	$(26,721)

LOSS RATIO PER CATEGORY (2):
Residential	0.71%	0.35%
Commercial	1.01%	0.93%
Construction	1.85%	16.31%
Consumer	2.27%	2.22%
TOTAL CREDIT LOSS RATIO (3)	1.25%	1.20%
________
(1)	Equal to Net Loss on OREO operations plus charge-offs, net.
(2)	Calculated as net charge-offs plus market adjustments, impairments, and gains (losses) on sale of OREO divided by average loans and repossessed assets.
(3)	Calculated as net charge-offs plus net loss on OREO operations divided by average loans and repossessed assets.

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

Legal and Compliance Risk

Legal and compliance risk includes the risk of noncompliance with applicable legal and regulatory requirements, the risk of adverse legal judgments against the Corporation, and the risk that a counterparty’s performance obligations will be unenforceable. The Corporation is subject to extensive regulation in the different jurisdictions in which it conducts its business, and this regulatory scrutiny has been significantly increasing over the years. The Corporation has established, and continues to enhance, procedures based on legal and regulatory requirements that are designed to ensure compliance with all applicable statutory and regulatory requirements. The Corporation has a Compliance Director who reports to the Chief Risk Officer and is responsible for the oversight of regulatory compliance and implementation of an enterprise-wide compliance risk assessment process. The Compliance division has officer roles in each major business area with direct reporting responsibilities to the Corporate Compliance Group.

Concentration Risk

The Corporation conducts its operations in a geographically concentrated area, as its main market is Puerto Rico. However, the Corporation has diversified its geographical risk, as evidenced by its operations in the Virgin Islands and in Florida. Of the total gross loan portfolio held for investment of $9.0 billion as of March 31, 2019, the Corporation had credit risk of approximately 74% in Puerto Rico, 21% in the United States, and 5% in the Virgin Islands.

Update to the Puerto Rico Fiscal Situation

Economy Indicators and Projections

A significant portion of our financial activities and credit exposure is concentrated in the Commonwealth of Puerto Rico, which has been in an economic recession since 2006 that has been exacerbated by the effects of Hurricanes Irma and Maria in 2017.  Based on the most recent information available included in the Revised Fiscal Plan submitted by the Puerto Rico government for the review of the PROMESA oversight board (the “2019 Proposed Fiscal Plan”), the Puerto Rico government projects growths in the Puerto Rico’s gross national product (“GNP”) of 4.1%, 3.8%, and 1.5% for fiscal years 2019, 2020, and 2021, respectively. Such projected growth was based on an assumption that over $81 billion of disaster relief funding will enter the economy of Puerto Rico from federal and private sources. Of the total disaster relief funding of $81 billion, estimated amounts of approximately $46 billion are expected from the Federal Emergency Management Agency (“FEMA”) funding for public assistance, $20 billion is expected from the HUD’s Community Development Block Grant (“CDBG”) funding, $2.5 billion is expected from FEMA funding for individual assistance, $5 billion is expected from other federal funding, and $8 billion is estimated to be disbursed from private and business insurance payouts. On February 28, 2019, HUD approved Puerto Rico’s latest disaster recovery action plan.  The plan includes incorporating more than $8.2 billion in additional CDBG funds for housing, economic development, infrastructure, revitalization of the communities, and planning as part of the grant made available to Puerto Rico’s recovery by the U.S. Congress in 2018.  The disaster recovery action plan includes the following activities: (i) housing ($2.9 billion) – for rebuilding and repairs of damaged properties, rental assistance, and appliances; (ii) economic revitalization ($1.4 billion) – for eligible businesses to help-revitalize the post-disaster economy, including through grants; (iii) infrastructure ($1.4 billion) – for repairs of the damaged infrastructure in Puerto Rico; (iv) multi-sector ($1.9 billion) – for the implementation of innovative and transformative long-term recovery solutions for Puerto Rico; and (vi) planning ($309.7 million) – for the overall recovery strategy to ensure preparedness and protection from future events. This followed the previously reported approval of the first action plan that allocated $1.5 billion and focused primarily on housing programs.

The Puerto Rico Economic Activity Index (the “EDB-EAI”) in February 2019 was 121.0, an increase of 3.0% compared to February 2018, the eighth year-over-year increment after 67 consecutive months of negative growth, and had a 0.2% shrinkage when compared to January 2019.  The annual comparison is with respect to February 2018, when the electric energy system was still limited due to Hurricanes Maria and Irma.  The EDB-EAI is a coincident index of economic activity for Puerto Rico made up of four indicators (non-farm payroll employment, electric power generation, cement sales and gasoline consumption). The cement sales for February 2019 totaled 1.1 million of 94-pound bags, a decrease of 3.2% over the prior month, and an annual drop of 4.7%. Estimated gasoline consumption in February 2019 was 77.1 million gallons, a 1.7% decrease when compared with January 2019, and a decrease of 18.4% compared to the same period in 2018.  Electric power generation for February 2019 totaled 1,522.6 million kilowatt-hours, an increase of 1.0% over the prior month, and an annual increase of 24.0% compared with the same period in 2018. The 2019 Revised Fiscal Plan projects that the hurricanes will create a spike in inflation of 1.2% in fiscal year 2019, with subsequent average increases of about 1.46% over the next five years, until fiscal year 2024.  The seasonally adjusted unemployment rate in Puerto Rico was 8.8% in March 2019, compared to 10.0% in March 2018.  The Puerto Rico labor force participation rate was 40.3% as of March 2019.  The average of the labor force participation rate in Puerto Rico was 44.86% from 1990 until 2018, reaching an all-time high of 49.8% in February 2007 and a record low of 38.50% in October 2017.  Based on information published by the United States Department of Labor, the labor force estimate was 1.1 million people as of March 2019, a reduction of 1.6% when compared with March 2018. The 2019 Proposed Fiscal Plan reflects a 5.7% decline in population over the next six years.

Based on information published by the Puerto Rico Treasury, the net revenues of the Puerto Rico government’s General Fund in February 2019 totaled $1,237.6 million, which was $566.4 million more than in February 2018, and $176.3 million over projections of the New Fiscal Plan.  The net revenue to the General Fund for the first eight months of the fiscal year ending June 30, 2019 totaled $6,353.9 million, an increase of $1,469.0 million, compared with the same period of the previous fiscal year.

2019 Proposed Fiscal Plan

On March 10, 2019, the Fiscal Agency and Financial Advisory Authority released the 2019 Proposed Fiscal Plan for the Commonwealth. This is the sixth version of draft and final versions produced since January 2018 and is also the first Revised Fiscal Plan since the $18.0 billion COFINA plan restructuration on February 4, 2019. The 2019 Proposed Fiscal Plan uses a six-year horizon and projects a 5.7% decline in population over the next six years with the assumption that the low historical rate of immigration in Puerto Rico will continue. In addition, the 2019 Proposed Fiscal Plan established an annual emergency reserve of $130 million for 10 years. As mentioned above, it also assumes $81 billion in disaster relief funding and projects to create a temporary fiscal surplus through fiscal year 2024. The 2019 Proposed Fiscal plan includes and maintains a series of structural reforms in areas such as: (i) human capital and labor; (ii) ease of doing business; (iii) power sector reform; and (iv) infrastructure reform.  The 2019 Proposed Fiscal Plan also proposes fiscal measures projected to drive $7.5 billion in increased revenues and reduced expenditures through fiscal year 2024.  Labor, energy, and doing business reforms are projected to increase GNP by 0.95% by fiscal year 2024 according to the 2019 Proposed Fiscal Plan.   However, on March 15, 2019, the PROMESA oversight board determined that the 2019 Proposed Fiscal Plan requires certain significant revision and additional supporting information before the PROMESA oversight board can certify it as compliant with the requirements of PROMESA.

Recent Developments

On April 23, 2019, the PROMESA oversight board filed a petition with the U.S. Court of Appeals for the First Circuit to review the Court ruling on February 15, 2019 that the PROMESA oversight board had been unconstitutionally appointed because its seven members are principal U.S. officers and should have been selected by the U.S. President and confirmed by the U.S. Senate as required by the Appointments Clause.  In addition, the PROMESA oversight board requested, pursuant to Federal Rule of Appellate Procedure 41(d), that the Court extend the stay of its mandate, pending the Supreme Court’s final disposition, which allows the members of the PROMESA oversight board to continue operations until May 16, 2019. In the petition, the PROMESA oversight board also requested that the Court resolve the motion by May 3, 2019. While the above-mentioned Court ruling validated the PROMESA oversight board’s actions on Puerto Rico’s bankruptcy-like process under PROMESA, it stayed its ruling for 90 days to give the U.S. Congress the opportunity to either validate the existing board or reconstitute a new one to comply with the Appointments Clause.

On April 30, 2019, President Donald Trump announced his intent to nominate, for the consideration of the U.S. Senate, the current seven members of the PROMESA oversight board to fill out the remainder of the three-year terms to which they were initially appointed in 2016.

Exposure to Puerto Rico Government

As of March 31, 2019, the Corporation had $213.5 million of direct exposure to the Puerto Rico government, its municipalities and public corporations, compared to $214.6 million as of December 31, 2018. As of March 31, 2019, approximately $190.9 million of the exposure consisted of loans and obligations of municipalities in Puerto Rico that are supported by assigned property tax revenues and for which, in most cases, the good faith, credit and unlimited taxing power of the applicable municipality have been pledged to their repayment, compared to $191.9 million as of December 31, 2018.  Approximately 76% of the Corporation’s municipality exposure consisted primarily of senior priority obligations concentrated in three of the largest municipalities in Puerto Rico. These municipalities are required by law to levy special property taxes in such amounts as are required for the payment of all of their respective general obligation bonds and notes. The PROMESA oversight board has not designated any of the Commonwealth’s 78 municipalities as covered entities under PROMESA.  However, while the latest fiscal plan certified by the PROMESA oversight board did not contemplate a restructuring of the debt of Puerto Rico’s municipalities, the plan did call for the gradual elimination of budgetary subsidies provided to municipalities. Furthermore, municipalities are also likely to be affected by the negative economic and other effects resulting from expense, revenue or cash management measures taken to address the Puerto Rico government’s fiscal and liquidity shortfalls, as well as measures included in fiscal plans of other government entities.  In addition to municipalities, the total direct exposure also included a $14.3 million loan to an affiliate of PREPA and obligations of the Puerto Rico government, specifically bonds of the Puerto Rico Housing Finance Authority, at an amortized cost of $8.2 million as part of its available-for-sale investment securities portfolio (fair value of $7.0 million as of March 31, 2019).

The following table details the Corporation’s total direct exposure to the Puerto Rico Government according to their maturities:

	As of March 31, 2019
	Investment
	Portfolio		Total
	(Amortized cost)	Loans	Exposure

(In thousands)

After 5 to 10 years	$4,000	$-	$4,000
After 10 years	4,248	-	4,248
Total Puerto Rico Housing Finance Authority	8,248	-	8,248

Public Corporations:
Affiliate of the Puerto Rico Electric Power Authority:
After 1 to 5 years	-	14,329	14,329
Total Public Corporations	-	14,329	14,329

Municipalities:
After 1 to 5 years	5,958	31,261	37,219
After 5 to 10 years	53,016	15,008	68,024
After 10 years	85,699	-	85,699
Total Municipalities	144,673	46,269	190,942
Total Direct Government Exposure	$152,921	$60,598	$213,519

In addition, as of March 31, 2019, the Corporation had $111.5 million in exposure to residential mortgage loans that are guaranteed by the Puerto Rico Housing Finance Authority, compared to $112.1 million as of December 31, 2018. Residential mortgage loans guaranteed by the Puerto Rico Housing Finance Authority are secured by the underlying properties and the guarantees serve to cover shortfalls in collateral in the event of a borrower default. The Puerto Rico government guarantees up to $75 million of the principal under the mortgage loan insurance program. According to the most recently-released audited financial statements of the Puerto Rico Housing Finance Authority, as of June 30, 2016, the Puerto Rico Housing Finance Authority’s mortgage loans insurance program covered loans in an aggregate amount of approximately $576 million. The regulations adopted by the Puerto Rico Housing Finance Authority require the establishment of adequate reserves to guarantee the solvency of the mortgage loan insurance fund. As of June 30, 2016, the most recent date as to which information is available, the Puerto Rico Housing Finance Authority had a restricted net position for such purposes of approximately $77.4 million.

As of March 31, 2019, the Corporation had $684.2 million of public sector deposits in Puerto Rico, compared to $677.3 million as of December 31, 2018. Approximately 36% is from municipalities and municipal agencies in Puerto Rico and 64% is from public corporations and the central government and agencies in Puerto Rico.

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

As of March 31, 2019, the Corporation had $61.6 million in loans to USVI government instrumentalities and public corporations, compared to $55.8 million as of December 31, 2018. Of the amount outstanding as of March 31, 2019, public corporations of the USVI owed approximately $38.4 million and an independent instrumentality of the USVI government owed approximately $23.2 million. As of March 31, 2019, all loans were currently performing and up to date on principal and interest payments.

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

2.        The tangible common equity ratio and tangible book value per common share are non-GAAP financial measures generally used by the financial community to evaluate capital adequacy. Tangible common equity is total equity less preferred equity, goodwill, core deposit intangibles, and other intangibles, such as the purchased credit card relationship intangible asset and the insurance customer relationship intangible. Tangible assets are total assets less goodwill, core deposit intangibles, and other intangibles, such as the purchased credit card relationship intangible and the insurance customer relationship intangible. Management and many stock analysts use the tangible common equity ratio and tangible book value per common share in conjunction with more traditional bank capital ratios to compare the capital adequacy of banking organizations with significant amounts of goodwill or other intangible assets, typically stemming from the use of the purchase method of accounting for mergers and acquisitions. Accordingly, the Corporation believes that disclosures of these financial measures is useful to investors.  Neither tangible common equity nor tangible assets, or the related measures, should be considered in isolation or as a substitute for stockholders’ equity, total assets, or any other measure calculated in accordance with GAAP. Moreover, the manner in which the Corporation calculates its tangible common equity, tangible assets, and any other related measures may differ from that of other companies reporting measures with similar names. See “Risk Management – Capital” above for a reconciliation of the Corporation’s tangible common equity and tangible assets.

3.        Adjusted provision for loan and lease losses and the ratio of the adjusted provision for loan and lease losses to net charge-offs are non-GAAP financial measures that exclude the effects related to the net loan loss reserve releases of $6.4 million for each of the quarters ended March 31, 2019 and 2018 resulting from revised estimates of the qualitative reserve associated with the effects of Hurricanes Maria and Irma.  Management believes that this information helps investors understand the adjusted measures without regard to items that are not expected to reoccur with any regularity or may reoccur at uncertain times and in uncertain amounts on reported results and facilitates comparisons with prior periods. See below for the reconciliation of the adjusted provision for loan and leases losses and the ratio of the adjusted provision for loan and lease losses to net charge-offs.

4.        Adjusted net income that reflects the effect of the following exclusions:

•          Net loan loss reserve releases of $6.4 million for each of the first quarter of 2019 and 2018 resulting from revised estimates of the hurricane-related qualitative reserves.

•          The $2.3 million expense recovery recognized in the first quarter of 2019 related to the employee retention benefit payment received by the Bank under the Disaster Tax Relief and Airport Extension Act of 2017, as amended.

•          Exclusion of hurricane-related expenses of $1.6 million in the first quarter of 2018.

•          The gain of $2.3 million on the repurchase and cancellation of $23.8 million in TRuPs recorded in the first quarter of 2018.

•          The tax-related effects of all the pre-tax items mentioned in the above bullets as follows:

-           Tax expense of $2.4 million and $2.5 million in the first quarter of 2019 and 2018, respectively, related to reserve releases associated with the hurricane-related qualitative reserve (calculated based on the statutory tax rate of 37.5% for 2019 and 39% for 2018).

-           Tax benefit of $0.6 million in the first quarter of 2018 associated with hurricane-related expenses (calculated based on the statutory tax rate of 39%).

-           The employee retention benefit recognized in the first quarter of 2019 will not be treated as taxable income by virtue of the Disaster Tax Relief and Airport Extension Act of 2017.

-           The gain realized on the repurchase and cancellation of TRuPs in 2018 recorded at the holding company level, had no effect on the income tax expense in 2018.

Management believes that adjustments to net income of items that are not reflective of core operating performance, are not expected to reoccur with any regularity or may reoccur at uncertain times and in uncertain amounts facilitates comparisons with prior periods and provides an alternate presentation of the Corporation’s performance.

The Corporation uses these non-GAAP financial measures and believes that these non-GAAP financial measures enhance the ability of analysts and investors to analyze trends in the Corporation’s business and understand the performance of the Corporation. In addition, the Corporation may utilize these non-GAAP financial measures as a guide in its budgeting and long-term planning process. Any analysis of these non-GAAP financial measures should be used only in conjunction with results presented in accordance with GAAP.

See “Overview of Results of Operations” above for the reconciliation of the non-GAAP financial measure “adjusted net income,” to the GAAP financial measure. The following tables reconcile the non-GAAP financial measures “adjusted provision for loan and lease losses,“ and “adjusted provision for loan and lease losses to net charge-offs ratio,” to the GAAP financial measures for the first quarter of 2019 and 2018:

2019 First Quarter	As reported (GAAP)	Hurricane-related Qualitative Reserve Release	Adjusted (Non-GAAP)
(Dollars in thousands)
Provision for loan and lease losses	$11,820	$6,425	$18,245
Residential mortgage	6,639	-	6,639
Commercial mortgage	121	-	121
Commercial and industrial	(5,009)	3,422	(1,587)
Construction	(95)	-	(95)
Consumer	10,164	3,003	13,167

2018 First Quarter	As reported (GAAP)	Hurricane-related Qualitative Reserve Release	Adjusted (Non-GAAP)
(Dollars in thousands)
Provision for loan and lease losses	$20,544	$6,407	$26,951
Residential mortgage	447	136	583
Commercial mortgage	8,661	245	8,906
Commercial and industrial	656	3,822	4,478
Construction	4,764	161	4,925
Consumer	6,016	2,043	8,059

	Provision for Loan and Lease Losses to Net Charge-Offs
	(GAAP to Non-GAAP reconciliation)
	Quarter Ended March 31, 2019		Quarter Ended March 31, 2018
	Provision for Loan	Net Charge-Offs	Provision for Loan	Net Charge-Offs
(In thousands)	and Lease Losses		and Lease Losses

Provision for loan and lease losses and net charge-offs (GAAP)	$11,820	$24,450	$20,544	$26,531
Less special items:
Hurricane-related qualitative reserve release	6,425	-	6,407	-
Provision for loan and lease losses and net charge-offs,
excluding special items (Non-GAAP)	$18,245	$24,450	$26,951	$26,531

Provision for loan and lease losses to net charge-offs (GAAP)	48.34%		77.43%
Provision for loan and lease losses to net charge-offs,
excluding special items (Non-GAAP)	74.62%		101.58%

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding market risk to which the Corporation is exposed, see the information contained in Part I – Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management.”

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Control and Procedures

First BanCorp.’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of First BanCorp.’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2019. Based on this evaluation, as of the end of the period covered by this Form 10-Q, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    Not applicable.

 ITEM 1A.  RISK FACTORS

The Corporation’s business, operating results and/or the market price of our common and preferred stock may be significantly affected by a number of factors.  For a detailed discussion of certain risk factors that could affect the Corporation’s future operations, financial condition or results for future periods see the risk factors in Part I, Item 1A., “Risk Factors,” in the 2018 Annual Report on Form 10-K.  These risk factors could also cause actual results to differ materially from historical results or the results contemplated by the forward-looking statements contained in this report.  Also refer to the discussion in “Forward Looking Statements” and Part I, Item 2., “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in this report for additional information that may supplement or update the discussion of  risk factors in the Corporation’s 2018 Annual Report on Form 10-K.

There have been no material changes from those risk factors previously disclosed in Part I, Item 1A., “Risk Factors,” in the 2018 Annual Report on Form 10-K.  Additional risks and uncertainties that are not currently known to the Corporation or are currently deemed by the Corporation to be immaterial also may materially adversely affect the Corporation’s business, financial condition or results of operations.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

a)        Not applicable.

b)        Not applicable

c)        Purchase of equity securities by the issuer and affiliated purchases. The following table provides information relating to the Corporation’s purchases of shares of its common stock in the first quarter of 2019.

Period	Total number of shares purchased (1)	Average price paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under These Plans or Programs

January 2019	-	$-	-	-
February 2019	516	10.7	-	-
March 2019	168,163	11.16	-	-
Total	168,679	$11.16	-	-

(1)

Reflects the withholding of shares of common stock to cover minimum tax withholding obligations upon the vesting of restricted stock. The Corporation intends to continue to satisfy statutory tax withholding obligations in connection with the vesting of outstanding restricted stock through the withholding of shares.

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

31.1 – CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 - CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 - CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 - CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1- Interactive Data File (Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019, furnished in XBRL (eXtensible Business Reporting Language)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized:

First BanCorp.
Registrant

Date: May 10, 2019	By:	/s/ Aurelio Alemán
Aurelio Alemán
President and Chief Executive Officer

Date: May 10, 2019	By:	/s/ Orlando Berges
Orlando Berges
Executive Vice President and Chief Financial Officer