Form 10-Q
period 2019-06-30
FIRST BANCORP /PR/
filed 2019-08-09
CIK 1057706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

____________

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

Large accelerated filer☑	Accelerated filer☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock: 217,316,208 shares outstanding as of August 2, 2019.

FIRST BANCORP.

INDEX PAGEPART I FINANCIAL INFORMATION	PAGE
Item 1. Financial Statements:
Consolidated Statements of Financial Condition (Unaudited) as of June 30, 2019 and December 31, 2018	5
Consolidated Statements of Income (Unaudited) – Quarters ended June 30, 2019 and 2018 and six-month periods ended June 30, 2019 and 2018	6
Consolidated Statements of Comprehensive Income (Unaudited) – Quarters ended June 30, 2019 and 2018 and six-month periods ended June 30, 2019 and 2018	7
Consolidated Statements of Cash Flows (Unaudited) – Six-month periods ended June 30, 2019 and 2018	8
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited) – Quarters ended June 30, 2019 and 2018 and six-month periods ended June 30, 2019 and 2018	9
Notes to Consolidated Financial Statements (Unaudited)	10
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	92
Item 3. Quantitative and Qualitative Disclosures About Market Risk	162
Item 4. Controls and Procedures	162

PART II. OTHER INFORMATION
Item 1. Legal Proceedings	163
Item 1A. Risk Factors	163
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	164
Item 3. Defaults Upon Senior Securities	165
Item 4. Mine Safety Disclosures	165
Item 5. Other Information	165
Item 6. Exhibits	165

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

Factors that could cause results to differ from those expressed in the Corporation’s forward-looking statements include, but are not limited to, risks described or referenced below in Part I, Item 1A., “Risk Factors,” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Annual Report on Form 10-K”) and the following:

•uncertainty as to any consequences of the unprecedented resignation of the governor of Puerto Rico, such as an adverse effect on the economy of Puerto Rico, the timing of the receipt of disaster relief funds allocated to Puerto Rico, and the future credibility of the Puerto Rico government;

•uncertainty as to the ultimate outcomes of actions taken, or those that may be taken, by the Puerto Rico government, or the oversight board established by the Puerto Rico Oversight, Management, and Economic Stability Act (“PROMESA”) to address the Commonwealth of Puerto Rico’s financial problems, including the filing of a form of bankruptcy under Title III of PROMESA, which provides a court-supervised debt restructuring process similar to U.S. bankruptcy protection, the designation by the PROMESA oversight board of Puerto Rico municipalities as instrumentalities covered under PROMESA, the effects of measures included in the Puerto Rico government fiscal plan, or any revisions to it, on our clients and loan portfolios, and any potential impact from future economic or political developments in Puerto Rico;

•changes in economic and business conditions, including those caused by past or future natural disasters, that directly or indirectly affect the financial health of the Corporation’s customer base in the geographic areas we serve;

•the actual pace and magnitude of economic recovery in the Corporation’s service areas that were affected by Hurricanes Irma and Maria during 2017 compared to management’s current views on the economic recovery;

•uncertainty about whether the Federal Reserve Bank of New York (the “New York FED” or “Federal Reserve”) will continue to provide approvals for receiving dividends from FirstBank Puerto Rico (“FirstBank” or the “Bank”), and for the Corporation to, make payments of dividends on non-cumulative perpetual preferred stock and common stock, or payments on trust-preferred securities or subordinated debt, or to incur, increase or guarantee debt or repurchase any capital securities, despite the consents that have enabled the Corporation to receive quarterly dividends from FirstBank since the second quarter of 2016, to pay quarterly interest payments on the Corporation’s subordinated debentures associated with its trust-preferred securities since the second quarter of 2016, to pay monthly dividends on the non-cumulative perpetual preferred stock since December 2016, and to pay quarterly dividends on common stock since December 2018;

•a decrease in demand for the Corporation’s products and services, resulting in lower revenues and earnings because of the continued economic recession in Puerto Rico;

•uncertainty as to the availability of certain funding sources, such as brokered certificates of deposits (“brokered CDs”);

•the Corporation’s reliance on brokered CDs to fund operations and provide liquidity;

•the weakness of the real estate markets and of the consumer and commercial sectors and their impact on the credit quality of the Corporation’s loans and other assets, which have contributed and may continue to contribute to, among other things, higher than targeted levels of non-performing assets, charge-offs and provisions for loan and lease losses, and may subject the Corporation to further risk from loan defaults and foreclosures;

•the estimated or actual impact of changes in accounting standards or assumptions in applying those standards, including the new credit loss accounting standard that is effective in 2020;

•the ability of FirstBank to realize the benefits of its net deferred tax assets;

•adverse changes in general economic conditions in Puerto Rico, the United States (“U.S.”), the U.S. Virgin Islands (“USVI”), and the British Virgin Islands (“BVI”), including the interest rate environment, market liquidity, housing absorption rates, real estate prices, and disruptions in the U.S. capital markets, which may reduce interest margins, affect funding sources and demand for all of the Corporation’s products and services, and reduce the Corporation’s revenues and earnings and the value of the Corporation’s assets;

•uncertainty related to the likely discontinuation of the London Interbank Offered Rate at the end of 2021;

•an adverse change in the Corporation’s ability to attract new clients and retain existing ones;

•the risk that additional portions of the unrealized losses in the Corporation’s investment portfolio are determined to be other-than-temporary, including additional impairments on the Corporation’s remaining $8.3 million exposure to the Puerto Rico government’s debt securities held as part of the available-for-sale securities portfolio;

•uncertainty about legislative, tax or regulatory changes that affect financial services companies in Puerto Rico, the U.S., the USVI and the BVI, which could affect the Corporation’s financial condition or performance and could cause the Corporation’s actual results for future periods to differ materially from prior results and anticipated or projected results;

•changes in the fiscal and monetary policies and regulations of the U.S. federal government and the Puerto Rico and other governments, including those determined by the Board of the Governors of the Federal Reserve System (the “Federal Reserve Board”), the New York FED, the Federal Deposit Insurance Corporation (the “FDIC”), government-sponsored housing agencies, and regulators in Puerto Rico, and the USVI and BVI;

•the risk of possible failure or circumvention of controls and procedures and the risk that the Corporation’s risk management policies may not be adequate;

•the Corporation’s ability to identify and address cyber-security risks such as data security breaches, malware, “denial of service” attacks, “hacking” and identity theft, a failure of which could disrupt our business and may result in misuse or misappropriation of confidential or proprietary information, and could result in the disruption or damage to our systems, increased costs and losses or an adverse effect to our reputation;

•the risk that the FDIC may increase the deposit insurance premium and/or require special assessments to replenish its insurance fund, causing an additional increase in the Corporation’s non-interest expenses;

•the impact on the Corporation’s results of operations and financial condition of business acquisitions and dispositions;

•a need to recognize impairments on the Corporation’s financial instruments, goodwill and other intangible assets relating to business acquisitions;

•the effect of changes in the interest rate scenario on the Corporation’s businesses, business practices and results of operations;

•the risk that the impact of the occurrence of any of these uncertainties on the Corporation’s capital would preclude further growth of the Bank and preclude the Corporation’s Board of Directors from declaring dividends;

•uncertainty as to whether FirstBank will be able to continue to satisfy its regulators regarding, among other things, its asset quality, liquidity plans, maintenance of capital levels and compliance with applicable laws, regulations and related requirements; and

•general competitive factors and industry consolidation.

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

FIRST BANCORP.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	June 30, 2019	December 31, 2018
(In thousands, except for share information)
ASSETS
Cash and due from banks	$642,440	$578,613
Money market investments:
Time deposits with other financial institutions	300	300
Other short-term investments	97,553	7,290
Total money market investments	97,853	7,590

Investment securities available for sale, at fair value:
Securities pledged with creditors’ right to repledge	131,011	182,735
Other investment securities available for sale	1,672,677	1,759,833
Total investment securities available for sale	1,803,688	1,942,568
Investment securities held to maturity, at amortized cost
(fair value 2019 - $123,114; 2018 - $125,658)	144,672	144,815
Equity securities	44,227	44,530
Loans, net of allowance for loan and lease losses of $172,011
(2018 - $196,362)	8,941,944	8,661,761
Loans held for sale, at lower of cost or market	33,630	43,186
Total loans, net	8,975,574	8,704,947

Premises and equipment, net	148,814	147,814
Other real estate owned (“OREO”)	118,081	131,402
Accrued interest receivable on loans and investments	53,931	50,365
Deferred tax asset, net	290,326	319,851
Other assets	217,590	171,066
Total assets	$12,537,196	$12,243,561
LIABILITIES
Non-interest-bearing deposits	$2,375,517	$2,395,481
Interest-bearing deposits	6,806,664	6,599,233
Total deposits	9,182,181	8,994,714

Securities sold under agreements to repurchase	100,000	150,086
Advances from the Federal Home Loan Bank (“FHLB”)	740,000	740,000
Other borrowings	184,150	184,150
Accounts payable and other liabilities	177,889	129,907
Total liabilities	10,384,220	10,198,857

STOCKHOLDERSʼ EQUITY
Preferred stock, authorized, 50,000,000 shares:
Non-cumulative Perpetual Monthly Income Preferred Stock: 22,004,000
shares issued, 1,444,146 shares outstanding, aggregate liquidation value of $36,104	36,104	36,104
Common stock, $0.10 par value, authorized, 2,000,000,000 shares;
222,055,625 shares issued (2018 - $221,789,509)	22,205	22,179
Less: Treasury stock (at par value)	(472)	(455)
Common stock outstanding, 217,328,179 shares outstanding (2018 - 217,235,140
shares outstanding)	21,733	21,724
Additional paid-in capital	939,769	939,674
Retained earnings, includes legal surplus reserve of $80,191
as of June 30, 2019 and December 31, 2018	1,157,808	1,087,617
Accumulated other comprehensive loss, net of tax of $7,752 as of June 30, 2019
and December 31, 2018	(2,438)	(40,415)
Total stockholdersʼ equity	2,152,976	2,044,704
Total liabilities and stockholdersʼ equity	$12,537,196	$12,243,561

The accompanying notes are an integral part of these statements.

FIRST BANCORP.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Quarter Ended		Six-Month Period Ended
	June 30,		June 30,
	2019	2018	2019	2018
(In thousands, except per share information)
Interest and dividend income:
Loans	$151,389	$137,538	$299,014	$270,713
Investment securities	14,720	14,732	30,738	28,719
Money market investments and interest-bearing cash accounts	3,401	3,363	6,230	5,619
Total interest income	169,510	155,633	335,982	305,051
Interest expense:
Deposits	19,103	16,974	36,595	33,945
Securities sold under agreements to repurchase	1,621	2,543	4,169	4,840
Advances from FHLB	3,827	3,410	7,612	6,782
Other borrowings	2,413	2,235	4,879	4,320
Total interest expense	26,964	25,162	53,255	49,887
Net interest income	142,546	130,471	282,727	255,164
Provision for loan and lease losses	12,534	19,536	24,354	40,080
Net interest income after provision for loan and lease losses	130,012	110,935	258,373	215,084
Non-interest income:
Service charges and fees on deposit accounts	5,887	5,344	11,603	10,432
Mortgage banking activities	4,395	4,835	8,022	9,000
Gain on early extinguishment of debt	-	-	-	2,316
Insurance commission income	2,025	1,780	6,275	5,135
Other non-interest income	9,916	8,513	18,866	16,373
Total non-interest income	22,223	20,472	44,766	43,256
Non-interest expenses:
Employees’ compensation and benefits	40,813	39,555	80,109	80,239
Occupancy and equipment	15,834	13,746	31,889	28,851
Business promotion	3,940	4,016	7,646	6,592
Professional fees	11,671	10,193	21,981	20,253
Taxes, other than income taxes	3,737	3,637	7,557	7,493
FDIC deposit insurance	1,482	2,443	3,180	5,092
Net loss on OREO and OREO expenses	5,043	5,655	8,786	5,845
Credit and debit card processing expenses	3,820	3,766	7,974	7,303
Communications	1,714	1,582	3,466	3,064
Other non-interest expenses	4,883	5,623	10,321	11,511
Total non-interest expenses	92,937	90,216	182,909	176,243
Income before income taxes	59,298	41,191	120,230	82,097
Income tax expense	18,011	10,159	35,629	17,917
Net income	$41,287	$31,032	$84,601	$64,180
Net income attributable to common stockholders	$40,618	$30,363	$83,263	$62,842

Net income per common share:
Basic	$0.19	$0.14	$0.38	$0.29
Diluted	$0.19	$0.14	$0.38	$0.29

The accompanying notes are an integral part of these statements.

FIRST BANCORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Quarter Ended		Six-Month Period Ended
	June 30,		June 30,
	2019	2018	2019	2018
(In thousands)
Net income	$41,287	$31,032	$84,601	$64,180
Other comprehensive income (loss) :
Unrealized gain (loss) on debt securities on which an
other-than-temporary impairment ("OTTI") has been recognized	60	(294)	69	202
All other unrealized holding gains (losses) on available-for-sale
securities arising during the period	17,407	(7,151)	37,908	(31,700)
Other comprehensive income (loss) for the period	17,467	(7,445)	37,977	(31,498)
Total comprehensive income	$58,754	$23,587	$122,578	$32,682

The accompanying notes are an integral part of these statements.

FIRST BANCORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six-Month Period Ended
	June 30,	June 30,
	2019	2018
(In thousands)
Cash flows from operating activities:
Net income	$84,601	$64,180
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,904	7,686
Amortization of intangible assets	1,551	1,868
Provision for loan and lease losses	24,354	40,080
Deferred income tax expense	29,525	11,479
Stock-based compensation	2,009	3,983
Gain on early extinguishment of debt	-	(2,316)
Unrealized (gain) loss on derivative instruments	(1,188)	103
Net gain on sales of premises and equipment and other assets	(43)	(840)
Net gain on sales of loans	(3,844)	(2,921)
Net amortization/accretion of premiums, discounts and deferred loan fees and costs	(4,277)	(3,937)
Originations and purchases of loans held for sale	(164,384)	(160,584)
Sales and repayments of loans held for sale	175,925	173,977
Loans held for sale valuation adjustments	-	558
Amortization of broker placement fees	373	676
Net amortization/accretion of premium and discounts on investment securities	598	1,090
(Increase) decrease in accrued interest receivable	(4,781)	9,948
Increase in accrued interest payable	797	115
Decrease in other assets	14,882	11,536
(Decrease) increase in other liabilities	(7,861)	1,591
Net cash provided by operating activities	157,141	158,272
Cash flows from investing activities:
Principal collected on loans	1,339,603	1,282,545
Loans originated and purchased	(1,693,610)	(1,217,117)
Proceeds from sales of loans held for investment	27,722	33,709
Proceeds from sales of repossessed assets	26,950	24,484
Purchases of available-for-sale securities	(7,436)	(352,576)
Proceeds from principal repayments and maturities of available-for-sale securities	183,696	174,574
Proceeds from principal repayments of held-to-maturity securities	143	141
Additions to premises and equipment	(10,311)	(10,305)
Proceeds from sale of premises and equipment and other assets	79	1,857
Net redemptions/purchase of other investment securities	317	132
Proceeds from the settlement of insurance claims	202	5,118
Net cash used in investing activities	(132,645)	(57,438)
Cash flows from financing activities:
Net increase in deposits	195,962	196,687
Change in securities sold under agreements to repurchase	(50,086)	(100,000)
Repayment of junior subordinated debentures	-	(21,434)
Repurchase of outstanding common stock	(1,905)	(2,745)
Dividends paid on common stock	(13,039)	-
Dividends paid on preferred stock	(1,338)	(1,338)
Net cash provided by financing activities	129,594	71,170
Net increase in cash and cash equivalents	154,090	172,004
Cash and cash equivalents at beginning of period	586,203	716,395
Cash and cash equivalents at end of period	$740,293	$888,399
Cash and cash equivalents include:
Cash and due from banks	$642,440	$790,809
Money market instruments	97,853	97,590
	$740,293	$888,399
The accompanying notes are an integral part of these statements.

FIRST BANCORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Quarter Ended		Six-Month Period Ended
	June 30,	June 30,	June 30,	June 30,
	2019	2018	2019	2018
(In thousands)

Preferred Stock	$36,104	$36,104	$36,104	$36,104

Common Stock outstanding:
Balance at beginning of period	21,733	21,639	21,724	21,628
Common stock issued as compensation	-	12	-	27
Common stock issued for exercised warrants	-	73	-	73
Common stock withheld for taxes	-	(4)	(17)	(42)
Restricted stock grants	-	-	26	34
Restricted stock forfeited	-	(1)	-	(1)
Balance at end of period	21,733	21,719	21,733	21,719

Additional Paid-In-Capital:
Balance at beginning of period	938,801	936,342	939,674	936,772
Stock-based compensation	991	1,778	2,009	3,983
Common stock issued for exercised warrants	-	(73)	-	(73)
Common stock withheld for taxes	(23)	(117)	(1,888)	(2,703)
Restricted stock grants	-	-	(26)	(34)
Common stock issued as compensation	-	(12)	-	(27)
Restricted stock forfeited	-	1	-	1
Balance at end of period	939,769	937,919	939,769	937,919

Retained Earnings:
Balance at beginning of period	1,123,724	927,681	1,087,617	895,208
Net income	41,287	31,032	84,601	64,180
Dividends on common stock ($0.03 per share for the quarter ended June 30, 2019;
$0.06 per share for the six-month period ended June 30, 2019)	(6,534)	-	(13,072)	-
Dividends on preferred stock	(669)	(669)	(1,338)	(1,338)
Amount reclassified from accumulated other comprehensive loss
per Accounting Standards Update No. ("ASU") 2016-01	-	-	-	(6)
Balance at end of period	1,157,808	958,044	1,157,808	958,044
Accumulated Other Comprehensive Loss, net of tax:
Balance at beginning of period	(19,905)	(44,662)	(40,415)	(20,615)
Amount reclassified out of accumulated other comprehensive loss
per ASU 2016-01	-	-	-	6
Other comprehensive income (loss), net of tax	17,467	(7,445)	37,977	(31,498)
Balance at end of period	(2,438)	(52,107)	(2,438)	(52,107)

Total stockholdersʼ equity	$2,152,976	$1,901,679	$2,152,976	$1,901,679

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

The results of operations for the quarter and six-month period ended June 30, 2019 are not necessarily indicative of the results to be expected for the entire year.

Adoption of New Accounting Requirements and Recently Issued but Not Yet Effective Accounting Requirements

The Financial Accounting Standards Board (“FASB”) has issued the following accounting pronouncements and guidance relevant to the Corporation’s operations:

Lease Accounting

In February 2016, the FASB updated the FASB Accounting Standards Codification (“ASC” or the “Codification”) to replace ASC Topic 840, “Leases (Topic 840)” (“ASC Topic 840”), with new guidance for the financial reporting about leasing transactions. Under the new guidance, a lessee is required to recognize a right-of-use asset (“ROU”) and a lease liability for leases with lease terms of more than 12 months. Similar with the practice before the adoption of this guidance, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily depend on its classification as a finance or operating lease. However, unlike previous guidance, which required the recognition of only capital leases on the balance sheet, the guidance requires both types of leases to be recognized on the balance sheet. The guidance also requires disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative information and additional information about the amounts recorded in the financial statements. The FASB issued an update in January 2018 providing an optional transition practical expedient under which an entity need not evaluate under new ASC Topic 842, “Leases” (“ASC Topic 842”), land easements that existed or expired before the entity’s adoption of ASC Topic 842 and were not previously accounted for as leases. In addition, the FASB issued an update in July 2018 that provides entities with an additional and optional transition method that allows entities to adopt the new standard prospectively as of the effective date, without adjusting comparative periods presented. Also, the amendments provide lessors with a practical expedient, by class of underlying asset, to not separate non lease components, subject to certain circumstances. Also in July 2018, the FASB issued an update that makes various technical corrections to clarify how to apply certain aspects of the new leases standard, such as reassessment of lease classification, variable lease payments that depend on an index or a rate, lease term and purchase options, and certain transition adjustments, among others. The guidance on leases took effect for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.

The update affected the Corporation’s consolidated financial statements since the Corporation has operating and lease arrangements for which it is a lessee. The new standard provides a number of optional practical expedients in transition. The Corporation adopted this guidance in 2019, and elected the optional transition approach to not apply the new lease standard in comparative periods presented and the package of practical expedients, which allows the Corporation not to reassess prior conclusions about lease classification and initial direct costs. The adoption of this standard in January 2019 resulted in the recognition of ROU assets and lease liabilities for operating leases of $59.6 million and $62.1 million, respectively, with the most significant impact from recognition of ROU assets and liabilities related to the operating leases for the Bank’s branches and automated teller machines (“ATMs”). The Corporation elected not to recognize ROU assets and lease liabilities that arise from short-term leases, primarily related to certain month-to-month ATM operating leases. Disclosures required by the standard have been included in Note 11 - Leases.

Amortization of Premiums and Discounts on Callable Debt Securities

In March 2017, the FASB updated the Codification to shorten the amortization period for certain purchased callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. With respect to securities held at a discount, the amendments do not require an accounting change; thus, the discount continues to be amortized to maturity. The amendments in this update more closely align the amortization period of premiums and discounts to expectations incorporated in market pricing on the underlying securities. In most cases, market participants price securities to the call date that produces the worst yield when the coupon is above current market rates (that is, the security is trading at a premium) and price securities to maturity when the coupon is below market rates (that is, the security is trading at a discount) in anticipation that the borrower will act in its economic best interest. As a result, the amendments more closely align interest income recorded on bonds held at a premium or a discount with the economics of the underlying instrument. For public business entities, the amendments in this update took effect for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The adoption of this guidance during the first quarter of 2019, did not have a material effect on the Corporation’s consolidated statement of financial condition or results of operations. As of June 30, 2019, the Corporation does not have callable debt securities held at a premium.

Derivatives and Hedging

In August 2017, the FASB updated the Codification to: (i) expand hedge accounting for nonfinancial and financial risk components and amend measurement methodologies to more closely align hedge accounting with a company’s risk management activities; (ii) decrease the complexity of preparing and understanding hedge results by eliminating the separate measurement and reporting of hedge ineffectiveness; (iii) enhance transparency, comparability, and understanding of hedge results through enhanced disclosures and a change in the presentation of hedge results to align the effects of the hedging instrument and the hedged item; and (iv) reduce the cost and complexity of applying hedge accounting by simplifying the manner in which assessments of hedge effectiveness may be performed. This update took effect for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The guidance requires companies to apply requirements to existing hedging relationships on the date of adoption, and the effect of the adoption should be reflected as of the beginning of the fiscal year of adoption. In April 2019, the FASB issued ASU No. 2019-04, “Codification Improvements to Topic 815, Derivative and Hedging,” to provide further clarification on previously issued updates. This Update addresses the following areas of the guidance: (i) partial-term fair value hedges; (ii) fair value hedge basis adjustments; (iii) not-for-profit entities and private companies; and (v) first-payments-received cash flow hedging. As June 30, 2019, all of the derivatives held by the Corporation were considered economic undesignated hedges. The adoption of this guidance during the first quarter of 2019 did not have an effect on the Corporation’s consolidated statement of financial condition or results of operations.

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

Generally, upon initial recognition of a financial asset, the estimate of the ECL will be recorded through an allowance for credit losses (“ACL”) with an offset to current earnings. Subsequently, the ECL will need to be reassessed each period, and both negative and positive changes to the estimate will be recognized through an adjustment to the allowance for loan and lease losses and earnings.

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

In April 2019, the FASB issued ASU No. 2019-04, “Codification Improvements to Topic 326, Financial Instruments- Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments,” in part to clarify the accounting treatment for the measurement of credit losses under ASC 326, “Financial Instruments.” This update provides clarification on the following areas of the guidance: (i) accrued interest; (ii) recoveries; (iii) projections of the interest rate environment; (iv) consideration of prepayments; and (v) other topics.

In May 2019, the FASB issued an update that allows entities to irrevocably elect, upon adoption of ASU 2016-13, the fair value option on financial instruments that: (i) were previously recorded at amortized cost and (ii) are within the scope of ASC Topic 326-20, “Financial Instruments – Credit Losses Measured at Amortized Cost,” if the instruments are eligible for the fair value option under ASC Topic 825-10, “Financial Instruments-Overall.”

The guidance will be effective for public business entities that are SEC filers in fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption of the guidance is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.

The Corporation developed a project plan in order to comply on a timely basis with the implementation of this new CECL impairment model and expects to adopt the guidance in the first quarter of 2020. The implementation process is being conducted by a working group composed of members from multiple areas across the Corporation and includes the selection and development of loss forecasting models, evaluation of technical accounting topics, updates to the Corporation’s allowance documentation, reporting processes and related internal controls, and evaluation of the overall operational readiness for the adoption. This process is expected to continue for the reminder of 2019. Currently, the Corporation is in the process of conducting and validating the results of parallel runs pursuant to the provisions of the CECL standard alongside the Corporation’s current processes for estimation of the allowance for loan and leases losses.

The Corporation’s approach for estimating ECL for applicable loans and debt securities includes the following key components:

•An initial forecast period (“reasonable and supportable period”) between 2 and 4 years, varying by portfolio geographies, for all portfolio segments and classes of financing receivables and off-balance-sheet credit exposures. This period reflects management’s expectations of losses based on forward-looking economic scenarios over that time.

•A historical loss forecast period covering the remaining contractual life, adjusted for prepayments, by portfolio segments and classes of financing receivables based on the change in key historic economic variables during representative historical expansionary and recessionary periods.

•A reversion period connecting the initial loss estimate covered by the reasonable and supportable period to historical loss forecast based on economic conditions at measurement date.

•The Corporation will utilize discounted cash flow (“DCF”) methods to measure credit impairment for loans modified in a TDR, unless they are collateral dependent and measured based on the fair value of the collateral. The DCF methods would provide the estimated life-time credit losses.

•For available-for-sale and held-to-maturity securities, the Corporation will utilize the DCF methods to measure the allowance for credit losses.

The Corporation expects an overall increase in the ACL, with a higher increase for longer duration residential mortgage loan portfolios. We will recognize an ACL for available-for-sale and held-to-maturity securities. The ACL on available-for-sale securities will be subject to a limitation based on the fair value of the security. We continue to evaluate the results of modeled loss estimates and continue to conduct refinements to the approach, including considerations around imprecision and uncertainty, based on management’s judgment on the inherent risks around processes and assumptions in estimating the ACL.

The amount of the change in the ACL will be impacted by the Corporation’s loan portfolio and debt securities mix, credit quality, economic conditions and forecasts at the adoption date. The Corporation expects to have a cumulative-effect adjustment to retained earnings for the change in the ACL, which will impact capital. An increase in the ACL will result in a reduction to the Corporation’s and banking subsidiary regulatory capital ratios, however, as of this date, we are not able to provide a precise estimate of the impact. Banking regulatory agencies have permitted institutions to limit the initial regulatory capital day-one impact by allowing a three-year phase in period for this impact, on a straight-line basis.

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

Changes to the Disclosure Requirements for Fair Value Measurement

In August 2018, the FASB updated the Codification and amended ASC Topic 820, “Fair Value Measurement and Disclosures,” to add, remove, and modify fair value measurement disclosure requirements. The disclosure requirements that are removed for public entities include: (i) transfers between Level 1 and Level 2 of the fair value hierarchy; (ii) the policy for determining when transfers between any of the three levels have occurred; and (iii) the valuation processes used for Level 3 measurements. The disclosure requirements that are modified for public entities include: (i) for certain investments in entities that calculate the net asset value, revisions to require disclosures about the timing of liquidation and lapses of redemption restrictions, if the latter has been communicated to the reporting entity; and (ii) revisions to clarify that the disclosure of Level 3 measurement uncertainty should communicate information about the uncertainty as of the balance sheet date. The additional or new disclosure requirements include: (i) the changes in unrealized gains and losses for the period must be included in other comprehensive income for recurring Level 3 instruments held as of the balance sheet date; and (ii) the range and weighted average of significant unobservable inputs used for Level 3 measurements must be disclosed, but an entity has the option to disclose other quantitative information in place of the weighted average to the extent that it would be a more reasonable and rational method to reflect the distribution of certain unobservable inputs.

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

Collaborative Arrangements

In November 2018, the FASB issued new guidance to clarify the interaction between Collaborative Arrangements (“ASC Topic 808”) and Revenue from Contracts with Customers (“ASC Topic 606”) standards. The guidance (i) clarifies that certain transactions between collaborative arrangement participants should be accounted for under the ASC Topic 606 guidance; (ii) adds unit of account guidance to ASC Topic 808 to align with ASC Topic 606; and (iii) clarifies presentation guidance for transactions with a collaborative arrangement participant that is not accounted for under ASC Topic 606. The guidance is effective for annual reporting periods beginning after December 1, 2019, including interim reporting periods within these annual reporting periods, with early adoption permitted. The Corporation does not expect the adoption of this standard to have a material effect on its consolidated financial statements.

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

The significant overall uncertainties in the early assessments of hurricane-related credit losses have been largely addressed in the 18-month period after the hurricanes, and the hurricanes’ effect on credit quality is now reflected in the normal process for determining the allowance for loan and lease losses and not through a separate hurricane-related qualitative reserve. Some uncertainties remain, however, including the resolution of insurance claims for certain individual customers.

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

During the second quarter of 2019, the Corporation reached settlement on certain claims arising from the hurricanes. As a result, the Corporation received insurance proceeds of approximately $1.5 million, primarily involving repairs and maintenance costs, and impairments related to facilities in the British Virgin Islands. The insurance proceeds were recorded against incurred losses or previously-established accounts receivable. Insurance recoveries are recorded in the same income statement caption as the incurred losses. Recoveries from insurance proceeds in excess of losses incurred, amounting to $0.6 million for the second quarter of 2019, were recognized as a gain from insurance proceeds and reported as part of “Other non-interest income” in the consolidated statements of income.

As of June 30, 2019, the Corporation had an insurance claim receivable of $1.5 million (December 31, 2018 - $3.4 million), which is included as part of “Other assets” in the consolidated statements of financial condition. Management also believes that there is a possibility that some gains will be recognized with respect to casualty and lost revenue claims in future periods, but this is contingent on reaching agreements on the Corporation’s claims with the insurance carriers.

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

NOTE 3 – EARNINGS PER COMMON SHARE

The calculations of earnings per common share for the quarters and six-month periods ended June 30, 2019 and 2018 are as follows:

	Quarter Ended		Six-Month Period Ended
	June 30,		June 30,
	2019	2018	2019	2018

(In thousands, except per share information)

Net income	$41,287	$31,032	$84,601	$64,180
Less: Preferred stock dividends	(669)	(669)	(1,338)	(1,338)
Net income attributable to common stockholders	$40,618	$30,363	$83,263	$62,842
Weighted-Average Shares:
Average common shares outstanding	216,674	215,737	216,507	215,194
Average potential dilutive common shares	304	929	458	1,289
Average common shares outstanding - assuming dilution	216,978	216,666	216,965	216,483
Earnings per common share:
Basic	$0.19	$0.14	$0.38	$0.29
Diluted	$0.19	$0.14	$0.38	$0.29

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

NOTE 4 – STOCK-BASED COMPENSATION.

On May 24, 2016, the Corporation’s stockholders approved the amendment and restatement of the First BanCorp. Omnibus Incentive Plan, as amended (the “Omnibus Plan”), to, among other things, increase the number of shares of common stock reserved for issuance under the Omnibus Plan, extend the term of the Omnibus Plan to May 24, 2026 and re-approve the material terms of the performance goals under the Omnibus Plan for purposes of the then-effective Section 162(m) of the U.S. Internal Revenue Code of 1986, as amended. The Omnibus Plan provides for equity-based compensation incentives (the “awards”) through the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, cash-based awards and other stock-based awards. The Omnibus Plan authorizes the issuance of up to 14,169,807 shares of common stock, subject to adjustments for stock splits, reorganizations and other similar events. As of June 30, 2019, 6,633,989 authorized shares of common stock were available for issuance under the Omnibus Plan. The Corporation’s Board of Directors, based on the recommendation of the Corporation’s Compensation and Benefits Committee, has the power and authority to determine those eligible to receive awards and to establish the terms and conditions of any awards, subject to various limits and vesting restrictions that apply to individual and aggregate awards.

Restricted Stock

Under the Omnibus Plan, the Corporation may grant restricted stock to plan participants, subject to forfeiture upon the occurrence of certain events until the dates specified in the participant’s award agreement. While the restricted stock is subject to forfeiture and does not contain non-forfeitable dividend rights, restricted stock participants may exercise full voting rights. The restricted stock granted under the Omnibus Plan is typically subject to a vesting period. During the first six months of 2019, the Corporation awarded to its independent directors 3,745 shares of restricted stock that are subject to a one year vesting period. In addition, during the first six months of 2019, the Corporation awarded 262,371 shares of restricted stock to employees; fifty percent (50%) of those shares vest on the two-year anniversary of the grant date and the remaining 50% vest on the three-year anniversary of the grant date. Included in those 262,371 shares of restricted stock granted during the first six months of 2019 were 13,308 shares granted to retirement-eligible employees at the grant date. The total expense determined for the restricted stock awarded to retirement-eligible employees was charged against earnings at the grant date. The fair value of the shares of restricted stock granted in the first six months of 2019 was based on the market price of the Corporation’s outstanding common stock on the date of the grant.

The following table summarizes the restricted stock activity in the first six months of 2019 under the Omnibus Plan:

	Six-Month Period Ended
	June 30, 2019

	Number of shares	Weighted-Average
	of restricted	Grant Date
	stock	Fair Value

Unvested shares outstanding at beginning of year	964,110	$4.79
Granted	266,116	11.15
Forfeited	(2,250)	7.91
Vested	(548,569)	3.41
Unvested shares outstanding as of June 30, 2019	679,407	$8.39

For the quarter and six-month period ended June 30, 2019, the Corporation recognized $0.7 million and $1.6 million, respectively, of stock-based compensation expense related to restricted stock awards, compared to $0.8 million and $1.9 million for the same periods in 2018, respectively. As of June 30, 2019, there was $3.5 million of total unrecognized compensation cost related to unvested shares of restricted stock. The weighted average period over which the Corporation expects to recognize such cost is 1.9 years.

During the first six months of 2018, the Corporation awarded 342,439 shares of restricted stock to employees; 50% of those shares vest on the two-year anniversary of the grant date and the remaining 50% vest on the three-year anniversary of the grant date. Included in those 342,439 shares of restricted stock were 20,447 shares granted to retirement-eligible employees at the grant date.

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

Performance Units

Under the Omnibus Plan, the Corporation may award performance units to Omnibus Plan participants. During the first six months of 2019, the Corporation granted 200,053 units to executives, with each unit representing the value of one share of the Corporation’s common stock. The performance units granted in 2019 are for the performance period beginning January 1, 2019 and ending on December 31, 2021 and are subject to a three year requisite service period. These awards do not contain non-forfeitable rights to dividend equivalent amounts and can only be settled in shares of the Corporation’s common stock. The performance units will vest based on the achievement of a pre-established tangible book value per share target as of December 31, 2021. All of the performance units will vest if performance is at the pre-established performance target level or above. However, the participants may vest on 50% of the awards to the extent that performance is below the target but at 80% of the pre-established performance target level (the 80% minimum threshold), which is measured based upon the growth in the tangible book value during the performance cycle. If performance is between the 80% minimum threshold and the pre-established performance target level, the participants will vest on a proportional amount. No performance units will vest if performance is below the 80% minimum threshold.

During the first six months of 2018, the Corporation awarded 304,408 performance units to executives. The performance units granted in 2018 are for the performance period beginning January 1, 2018 and ending on December 31, 2020 and are subject to a three year requisite service period and a pre-established performance target level as described above.

The fair value of the performance units awarded during the first six months of 2019 and 2018 was based on the market price of the Corporation’s outstanding common stock on the date of the grant. For the quarter and six-month period ended June 30, 2019, the Corporation recognized $0.3 million and $0.5 million, respectively, of stock-based compensation expense related to performance units awards, compared to $0.1 million and $0.3 million for the same periods in 2018, respectively. As of June 30, 2019, there was $3.0 million of total unrecognized compensation cost related to unvested performance units that the Corporation expects to recognize over the next three years. The total amount of compensation expense recognized reflects management’s assessment of the probability that the pre-established performance goal will be achieved. A cumulative adjustment to compensation expense is recognized in the current period to reflect any changes in the probability of achievement of the performance goals.

Salary stock

Also, effective April 1, 2013, the Corporation’s Board of Directors determined to increase the salary amounts paid to certain executive officers, primarily by paying the increased salary amounts in the form of shares of the Corporation’s common stock issued under the Omnibus Plan, instead of cash. During the first six months of 2018, the Corporation issued 268,709 shares of common stock with a weighted average market value per share of $6.51 as salary stock compensation. This resulted in compensation expense of $1.7 million recorded in the first six month of 2018. Effective July 1, 2018, the Corporation ceased paying additional salary amounts in the form of stock in accordance with the previously disclosed revised executive compensation program.

During the first six months of 2019, the Corporation withheld 170,827 shares (first six months of 2018 – 328,433 shares) of the restricted stock that vested during such period and withheld 96,377 shares from the common stock paid to certain senior officer as additional compensation in the first six months of 2018 to cover employees’ payroll and income tax withholding liabilities; these shares are held as treasury shares. The Corporation paid in cash any fractional share of salary stock to which the officer was entitled. In the consolidated financial statements, the Corporation treats shares withheld for tax purposes as common stock repurchases.

NOTE 5 – INVESTMENT SECURITIES

Investment Securities Available for Sale

The amortized cost, non-credit loss component of OTTI recorded in other comprehensive income (“OCI”), gross unrealized gains and losses recorded in OCI, estimated fair value, and weighted-average yield of investment securities available for sale by contractual maturities as of June 30, 2019 and December 31, 2018 were as follows:

	June 30, 2019
	Amortized cost	Noncredit Loss Component of OTTI Recorded in OCI			Fair value
			Gross Unrealized			Weighted-
			gains	losses		average yield%
(Dollars in thousands)

U.S. Treasury securities:
Due within one year	$7,452	$-	$12	$-	$7,464	2.42

U.S. government-sponsored
agencies obligations:
Due within one year	182,408	-	1	482	181,927	1.31
After 1 to 5 years	166,618	-	580	473	166,725	2.02
After 5 to 10 years	154,368	-	1,064	8	155,424	2.89
After 10 years	29,233	-	6	60	29,179	2.70

Puerto Rico government
obligations:
After 5 to 10 years	4,000	-	92	-	4,092	5.12
After 10 years	4,298	-	-	1,399	2,899	6.97

United States and Puerto Rico
government obligations	548,377	-	1,755	2,422	547,710	2.13

Mortgage-backed securities (“MBS”):
Freddie Mac (“FHLMC”) certificates:
After 5 to 10 years	83,358	-	312	331	83,339	2.08
After 10 years	246,050	-	2,657	1,501	247,206	2.52
	329,408	-	2,969	1,832	330,545	2.41

Ginnie Mae (“GNMA”) certificates:
Due within one year	2	-	-	-	2	3.77
After 1 to 5 years	137	-	2	-	139	3.84
After 5 to 10 years	54,179	-	480	35	54,624	2.87
After 10 years	111,034	-	5,455	187	116,302	3.94
	165,352	-	5,937	222	171,067	3.59
Fannie Mae (“FNMA”) certificates:
After 1 to 5 years	19,789	-	402	6	20,185	2.79
After 5 to 10 years	149,405	-	1,254	836	149,823	2.12
After 10 years	509,874	-	6,813	3,551	513,136	2.67
	679,068	-	8,469	4,393	683,144	2.55
Collateralized mortgage obligations
issued or guaranteed by the FHLMC			`
and GNMA:
After 1 to 5 years	930	-	1	-	931	3.07
After 10 years	56,874	-	411	1	57,284	3.16
	57,804	-	412	1	58,215	3.16
Other mortgage pass-through
trust certificates:
After 10 years	17,864	5,357	-	-	12,507	4.39
Total MBS	1,249,496	5,357	17,787	6,448	1,255,478	2.71

Other
After 1 to 5 years	500	-	-	-	500	2.96

Total investment securities
available for sale	$1,798,373	$5,357	$19,542	$8,870	$1,803,688	2.53

	December 31, 2018
	Amortized cost	Noncredit Loss Component of OTTI Recorded in OCI	Gross Unrealized		Fair value
						Weighted-
			gains	losses		average yield%

(Dollars in thousands)

U.S. Treasury securities:
Due within one year	$7,489	$-	$-	$33	$7,456	1.29

U.S. government-sponsored
agencies obligations:
Due within one year	191,531	-	-	1,908	189,623	1.28
After 1 to 5 years	184,851	-	203	2,249	182,805	2.07
After 5 to 10 years	195,750	-	286	1,674	194,362	2.95
After 10 years	34,627	-	-	217	34,410	2.68

Puerto Rico government
obligations:
After 5 to 10 years	4,000	-	128	-	4,128	5.12
After 10 years	4,185	-	-	1,361	2,824	6.97

United States and Puerto Rico
government obligations	622,433	-	617	7,442	615,608	2.18

MBS:

FHLMC certificates:
After 5 to 10 years	92,149	-	31	1,850	90,330	2.09
After 10 years	265,624	-	523	6,699	259,448	2.52
	357,773	-	554	8,549	349,778	2.41
GNMA certificates:
After 1 to 5 years	176	-	3	-	179	3.43
After 5 to 10 years	61,604	-	408	503	61,509	2.88
After 10 years	118,898	-	2,938	747	121,089	3.92
	180,678	-	3,349	1,250	182,777	3.56
FNMA certificates:
Due within one year	119	-	2	-	121	2.20
After 1 to 5 years	19,798	-	50	122	19,726	2.79
After 5 to 10 years	165,067	-	2	3,822	161,247	2.13
After 10 years	543,972	-	2,211	13,233	532,950	2.67
	728,956	-	2,265	17,177	714,044	2.55

Collateralized mortgage
obligations issued or guaranteed
by the FHLMC and GNMA:
After 1 to 5 years	6,530	-	1	18	6,513	3.15
After 10 years	59,020	-	474	60	59,434	3.22
	65,550	-	475	78	65,947	3.22

Other mortgage pass-through
trust certificates:
After 10 years	19,340	5,426	-	-	13,914	4.89

Total MBS	1,352,297	5,426	6,643	27,054	1,326,460	2.71

Other
After 1 to 5 years	500	-	-	-	500	2.96
Total investment securities
available for sale	$1,975,230	$5,426	$7,260	$34,496	$1,942,568	2.55

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

The following tables show the Corporation’s available-for-sale investments’ fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of June 30, 2019 and December 31, 2018. The tables also include debt securities for which an OTTI was recognized and only the amount related to a credit loss was recognized in earnings. For unrealized losses for which OTTI was recognized, the related credit loss was charged against the amortized cost basis of the debt security.

	As of June 30, 2019
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
(In thousands)
Debt securities:
Puerto Rico-government obligations	$-	$-	$2,899	$1,399	$2,899	$1,399
U.S. Treasury and U.S. government
agenciesʼ obligations	-	-	293,853	1,023	293,853	1,023
MBS:
FNMA	-	-	321,593	4,393	321,593	4,393
FHLMC	-	-	116,615	1,832	116,615	1,832
GNMA	-	-	29,638	222	29,638	222
Collateralized mortgage obligations
issued or guaranteed by the
FHLMC and GNMA	3,095	1	-	-	3,095	1
Other mortgage pass-through
trust certificates	-	-	12,507	5,357	12,507	5,357
	$3,095	$1	$777,105	$14,226	$780,200	$14,227

	As of December 31, 2018
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
(In thousands)
Debt securities:
Puerto Rico-government obligations	$-	$-	$2,824	$1,361	$2,824	$1,361
U.S. Treasury and U.S. government
agenciesʼ obligations	16,669	77	468,094	6,004	484,763	6,081
MBS:
FNMA	25,079	129	521,871	17,048	546,950	17,177
FHLMC	3,382	32	263,798	8,517	267,180	8,549
GNMA	3,364	15	57,535	1,235	60,899	1,250
Collateralized mortgage obligations
issued or guaranteed by the
FHLMC and GNMA	16,065	78	-	-	16,065	78
Other mortgage pass-through
trust certificates	-	-	13,914	5,426	13,914	5,426
	$64,559	$331	$1,328,036	$39,591	$1,392,595	$39,922

Assessment for OTTI

Debt securities issued by U.S. government agencies, U.S. government-sponsored entities (“GSEs”), and the U.S. Treasury accounted for approximately 99% of the total available-for-sale portfolio as of June 30, 2019, and no credit losses are expected, given the explicit and implicit guarantees provided by the U.S. federal government. The Corporation’s OTTI assessment was concentrated mainly on private label MBS, and on Puerto Rico government debt securities, for which credit losses are evaluated on a quarterly basis. The Corporation considered the following factors in determining whether a credit loss exists and the period over which the debt security is expected to recover:

•The length of time and the extent to which the fair value has been less than the amortized cost basis;

•Any adverse change to the credit conditions and liquidity of the issuer, taking into consideration the latest information available about the financial condition of the issuer, credit ratings, the failure of the issuer to make scheduled principal or interest payments, any recent legislation and government actions affecting the issuer’s industry; and actions taken by the issuer to deal with the present economic climate;

•Changes in the near term prospects of the underlying collateral for a security, if any, such as changes in default rates, loss severity given default, and significant changes in prepayment assumptions; and

•The level of cash flows generated from the underlying collateral, if any, supporting the principal and interest payments of the debt securities.

No OTTI losses on available-for-sale debt securities were recorded in the first six months of 2019 and 2018.

The following tables summarize the roll-forward of credit losses on debt securities held by the Corporation for which a portion of an OTTI was also recognized in OCI as of the indicated dates:

	Cumulative OTTI credit losses recognized in earnings on securities still held
		Credit impairments
	March 31,	recognized in earnings on	June 30,
	2019	securities that have been	2019
	Balance	previously impaired	Balance
(In thousands)
Available-for-sale securities
Private label MBS	$6,842	$-	$6,842

	Cumulative OTTI credit losses recognized in earnings on securities still held
		Credit impairments
	December 31,	recognized in earnings on	June 30,
	2018	securities that have been	2019
	Balance	previously impaired	Balance
(In thousands)
Available-for-sale securities
Private label MBS	$6,842	$-	$6,842

	Cumulative OTTI credit losses recognized in earnings on securities still held
		Credit impairments
	March 31,	recognized in earnings	June 30,
	2018	on securities that have been	2018
	Balance	previously impaired	Balance
(In thousands)
Available-for-sale securities
Private label MBS	$6,792	$-	$6,792

	Cumulative OTTI credit losses recognized in earnings on securities still held
		Credit impairments
	December 31,	recognized in earnings	June 30,
	2017	on securities that have been	2018
	Balance	previously impaired	Balance
(In thousands)
Available-for-sale securities
Private label MBS	$6,792	$-	$6,792

As of June 30, 2019, the Corporation’s available-for-sale investment securities portfolio included bonds of the Puerto Rico Housing Finance Authority (“PRHFA”) at an amortized cost of $8.3 million (fair value - $7.0 million). Approximately $4.3 million (fair value - $2.9 million) of these bonds consist of a residential pass-through MBS issued by the PRHFA that is collateralized by certain second mortgages originated under a program launched by the Puerto Rico government in 2010. This bond was structured as a zero-coupon bond for the first ten years (up to July 2019). The underlying source of payment is second mortgage loans in Puerto Rico, not the central government, but PRHFA provides a guarantee in the event of default and subsequent foreclosure of the underlying property. Based on the quarterly analyses performed, management concluded that these obligations were not other-than-temporarily impaired as of June 30, 2019. A deterioration of the Puerto Rico economy or fiscal health of the PRHFA could further impact the value of these securities, resulting in losses to the Corporation. The Corporation does not have the intent to sell these debt securities prior to recovery of the amortized cost basis.

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

Based on the expected cash flows, and since the Corporation does not have the intention to sell the securities and has sufficient capital and liquidity to hold these securities until a recovery of the fair value occurs, only the credit loss component, if any, is reflected in earnings. Significant assumptions in the valuation of the private label MBS were as follows:

	As of			As of
	June 30, 2019			December 31, 2018
	Weighted	Range		Weighted	Range
	Average	Minimum	Maximum	Average	Minimum	Maximum

Discount rate	13.8%	13.8%	13.8%	14.5%	14.5%	14.5%
Prepayment rate	9.1%	3.3%	17.0%	11.4%	3.3%	20.9%
Projected Cumulative Loss Rate	3.1%	0.0%	6.6%	3%	0.0%	6.8%

Investments Held to Maturity

The amortized cost, gross unrecognized gains and losses, estimated fair value, weighted-average yield and contractual maturities of investment securities held to maturity as of June 30, 2019 and December 31, 2018 were as follows:

	June 30, 2019
	Amortized cost			Fair value
		Gross Unrecognized
(Dollars in thousands)		gains	losses		Weighted- average yield%

Puerto Rico Municipal Bonds:
After 1 to 5 years	$5,957	$-	$402	$5,555	4.96
After 5 to 10 years	53,016	-	5,684	47,332	6.11
After 10 years	85,699	-	15,472	70,227	6.03
Total investment securities
held to maturity	$144,672	$-	$21,558	$123,114	6.02

	December 31, 2018
	Amortized cost			Fair value
		Gross Unrecognized
(Dollars in thousands)		gains	losses		Weighted- average yield%

Puerto Rico Municipal Bonds:
After 1 to 5 years	$6,100	$-	$435	$5,665	4.79
After 5 to 10 years	53,016	-	5,360	47,656	6.00
After 10 years	85,699	-	13,362	72,337	5.86
Total investment securities
held to maturity	$144,815	$-	$19,157	$125,658	5.86

The following tables show the Corporation’s held-to-maturity investments’ fair value and gross unrecognized losses, aggregated by investment category and length of time that individual securities had been in a continuous unrecognized loss position, as of June 30, 2019 and December 31, 2018:

As of June 30, 2019
	Less than 12 months		12 months or more		Total
		Unrecognized		Unrecognized		Unrecognized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
(In thousands)
Debt securities:
Puerto Rico Municipal Bonds	$-	$-	$123,114	$21,558	$123,114	$21,558

As of December 31, 2018
	Less than 12 months		12 months or more		Total
		Unrecognized		Unrecognized		Unrecognized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
(In thousands)
Debt securities:
Puerto Rico Municipal Bonds	$-	$-	$125,658	$19,157	$125,658	$19,157

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

All of the Puerto Rico Municipal Bonds were performing and current as to scheduled contractual payments as of June 30, 2019. Approximately 70% of the held-to-maturity municipal bonds were issued by three of the largest municipalities in Puerto Rico. The vast majority of revenues of these three municipalities is independent of the Puerto Rico central government. These obligations typically are not issued in bearer form, nor are they registered with the SEC, and are not rated by external credit agencies. In most cases, these bonds have priority over the payment of operating costs and expenses of the municipality, which are required by law to levy special property taxes in such amounts as are required for the payment of all of their respective general obligation bonds and loans. The Corporation performs periodic credit quality reviews on these issuers. Based on the quarterly analysis performed, management concluded that no individual debt security held to maturity was other-than-temporarily impaired as of June 30, 2019.

During the second quarter of 2019, the PROMESA oversight board announced the designation of the Puerto Rico’s 78 municipalities as covered instrumentalities under PROMESA. Meanwhile, the latest fiscal plan certified by the PROMESA oversight board did not contemplate a restructuring of the debt of Puerto Rico’s municipalities, but the plan did call for the gradual elimination of budgetary subsidies provided to municipalities by the central government. Furthermore, municipalities are also likely to be affected by the negative economic and other effects resulting from expense, revenue or cash management measures taken by the Puerto Rico government to address its fiscal and liquidity shortfalls, or measures included in fiscal plans of other government entities, such as the fiscal plans of the Government Development Bank for Puerto Rico (“GDB”) and the Puerto Rico Electric Power Authority (“PREPA”). Given the uncertain effect that the negative fiscal situation of the Puerto Rico central government and the measures taken, or to be taken, by other government entities may have on municipalities, the Corporation cannot be certain whether future impairment charges relating to these securities will be required.

From time to time, the Corporation has securities held to maturity with an original maturity of three months or less that are considered cash and cash equivalents and are classified as money market investments in the consolidated statements of financial condition. As of June 30, 2019 and December 31, 2018, the Corporation had no outstanding securities held to maturity that were classified as cash and cash equivalents.

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

As of June 30, 2019 and December 31, 2018, the Corporation had investments in FHLB stock with a book value of $41.7 million and $41.9 million, respectively. Dividend income from FHLB stock for the quarter and six-month period ended June 30, 2019 was $0.7 million and $1.4 million, respectively, and $0.7 and $1.3 million for the quarter and six-month period ended June 30, 2018, respectively.

The FHLB of New York issued the shares of FHLB stock owned by the Corporation. The FHLB of New York is part of the Federal Home Loan Bank System, a national wholesale banking network of 11 regional, stockholder-owned congressionally chartered banks. The FHLBs are all privately capitalized and operated by their member stockholders. The system is supervised by the Federal Housing Finance Agency, which is intended to ensure that the FHLBs operate in a financially safe and sound manner, remain adequately capitalized and able to raise funds in the capital markets, and carry out their housing finance mission.

As of each of June 30, 2019 and December 31, 2018, the Corporation has equity securities with a readily determinable fair value of approximately $0.4 million. During the quarter and six-month period ended June 30, 2019, the Corporation recognized a marked-to-market gain associated with these securities of $6 thousand and $11 thousand, respectively, ($3 thousand and $10 thousand marked-to-market losses for the quarter and six-month period ended June 30, 2018, respectively) recorded as part of Other non-interest income in the consolidated statements of income. In addition, the Corporation had other equity securities that do not have a readily-determinable fair value. The carrying value of such securities as of June 30, 2019 and December 31, 2018 was $2.1 million and $2.2 million, respectively.

NOTE 7 – LOANS HELD FOR INVESTMENT

The following provides information about the loan portfolio held for investment:

	As of June 30,	As of December 31,
	2019	2018
(In thousands)
Residential mortgage loans, mainly secured by first mortgages	$3,070,746	$3,163,208
Commercial loans:
Construction loans	100,244	79,429
Commercial mortgage loans	1,550,364	1,522,662
Commercial and Industrial loans (1)	2,279,685	2,148,111
Total commercial loans	3,930,293	3,750,202
Finance leases	370,907	333,536
Consumer loans	1,742,009	1,611,177
Loans held for investment	9,113,955	8,858,123
Allowance for loan and lease losses	(172,011)	(196,362)
Loans held for investment, net	$8,941,944	$8,661,761

(1)As of June 30, 2019 and December 31, 2018, includes $735.8 million and $796.8 million, respectively, of commercial loans that were secured by real estate but are not dependent upon the real estate for repayment.

Loans held for investment on which accrual of interest income had been discontinued were as follows:

	As of	As of
	June 30,	December 31,
(In thousands)	2019	2018
Nonaccrual loans:
Residential mortgage	$129,501	$147,287
Commercial mortgage	77,495	109,536
Commercial and Industrial	21,327	30,382
Construction:
Land	5,599	6,260
Construction-residential	1,337	2,102
Consumer:
Auto loans	10,361	11,212
Finance leases	994	1,329
Other consumer loans	6,491	7,865
Total nonaccrual loans held for investment (1)(2)(3)	$253,105	$315,973

(1)Excludes $7.1 million and $16.1 million of nonaccrual loans held for sale as of June 30, 2019 and December 31, 2018, respectively.

(2)Amount excludes purchased-credit impaired (“PCI”) loans with a carrying value of approximately $141.7 million and $146.6 million as of June 30, 2019 and December 31, 2018, respectively, primarily mortgage loans acquired from Doral Bank in the first quarter of 2015 and from Doral Financial in the second quarter of 2014, as further discussed below. These loans are not considered nonaccrual due to the application of the accretion method, under which these loans will accrete interest income over the remaining life of the loans using an estimated cash flow analysis.

(3)Nonaccrual loans exclude $482.0 million and $478.9 million of Troubled Debt Restructuring (“TDR”) loans that were in compliance with modified terms and in accrual status as of June 30, 2019 and December 31, 2018, respectively.

As of June 30, 2019, the recorded investment of residential mortgage loans collateralized by residential real estate property that were in the process of foreclosure amounted to $159.2 million, including $41.0 million of loans insured by the U.S. Federal Housing Administration (“FHA”) or guaranteed by the U.S. Veterans Administration (“VA”), and $18.4 million of PCI loans. The Corporation commences the foreclosure process on residential real estate loans when a borrower becomes 120 days delinquent in accordance with the guidelines of the Consumer Financial Protection Bureau (“CFPB”). Foreclosure procedures and timelines vary depending on whether the property is located in a judicial or non-judicial state. Judicial states (i.e., Puerto Rico, Florida and the USVI) require the foreclosure to be processed through the state’s court while foreclosure in non-judicial states (i.e., the BVI) is processed without court intervention. Foreclosure timelines vary according to local jurisdiction law and investor guidelines. Occasionally, foreclosures may be delayed due to, among other reasons, mandatory mediations, bankruptcy, court delays and title issues.

The Corporation’s aging of the loans held for investment portfolio is as follows:
					Purchased Credit-Impaired Loans
	30-59 Days Past Due	60-89 Days Past Due	90 days or more Past Due (1)(2)(3)	Total Past Due			Total loans held for investment	90 days past due and still accruing (1)(2)(3)
As of June 30, 2019
(In thousands)						Current
Residential mortgage:
FHA/VA government-guaranteed loans (2) (3) (4)	$-	$4,500	$89,687	$94,187	$-	$38,713	$132,900	$89,687
Other residential mortgage loans (2)(4)	-	67,875	146,108	213,983	138,367	2,585,496	2,937,846	16,607
Commercial:
Commercial and Industrial loans	960	754	22,646	24,360	-	2,255,325	2,279,685	1,319
Commercial mortgage loans (4)	-	1,473	81,099	82,572	3,339	1,464,453	1,550,364	3,604
Construction:
Land (4)	-	106	5,821	5,927	-	13,253	19,180	222
Construction-commercial	-	2,800	-	2,800	-	66,136	68,936	-
Construction-residential	-	-	1,337	1,337	-	10,791	12,128	-
Consumer:
Auto loans	33,421	6,626	10,361	50,408	-	984,688	1,035,096	-
Finance leases	5,891	1,062	994	7,947	-	362,960	370,907	-
Other consumer loans	8,588	5,128	9,796	23,512	-	683,401	706,913	3,305
Total loans held for investment	$48,860	$90,324	$367,849	$507,033	$141,706	$8,465,216	$9,113,955	$114,744

(1)Includes nonaccrual loans and accruing loans that were contractually delinquent 90 days or more (i.e., FHA/VA guaranteed loans and credit cards). Credit card loans continue to accrue finance charges and fees until charged-off at 180 days.

(2)It is the Corporation's policy to report delinquent residential mortgage loans insured by the FHA, guaranteed by the VA, and other government-insured loans as past-due loans 90 days and still accruing as opposed to nonaccrual loans since the principal repayment is insured. These balances include $39.8 million of residential mortgage loans insured by the FHA that were over 15 months delinquent, and were no longer accruing interest as of June 30, 2019, taking into consideration FHA interest curtailment process.

(3)As of June 30, 2019, includes $41.9 million of defaulted loans collateralizing GNMA securities for which the Corporation has an unconditional option (but not an obligation) to repurchase the defaulted loans.

(4)According to the Corporation's delinquency policy and consistent with the instructions for the preparation of the Consolidated Financial Statements for Bank Holding Companies (FR Y-9C) required by the Federal Reserve Board, residential mortgage, commercial mortgage, and construction loans are considered past due when the borrower is in arrears on two or more monthly payments. FHA/VA government-guaranteed loans, other residential mortgage loans, commercial mortgage loans, and land loans past due 30-59 days as of June 30, 2019 amounted to $6.0 million, $110.1 million, $19.4 million, and $0.1 million respectively.

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

(1)Includes nonaccrual loans and accruing loans that were contractually delinquent 90 days or more (i.e., FHA/VA guaranteed loans and credit cards). Credit card loans continue to accrue finance charges and fees until charged-off at 180 days.

(2)It is the Corporation's policy to report delinquent residential mortgage loans insured by the FHA, guaranteed by the VA, and other government-insured loans as past-due loans 90 days and still accruing as opposed to nonaccrual loans since the principal repayment is insured. These balances include $51.4 million of residential mortgage loans insured by the FHA that were over 15 months delinquent, and were no longer accruing interest as of December 31, 2018, taking into consideration the FHA interest curtailment process.

(3)As of December 31, 2018, includes $43.6 million of defaulted loans collateralizing GNMA securities for which the Corporation has an unconditional option (but not an obligation) to repurchase the defaulted loans.

(4)According to the Corporation's delinquency policy and consistent with the instructions for the preparation of the Consolidated Financial Statements for Bank Holding Companies (FR Y-9C) required by the Federal Reserve Board, residential mortgage, commercial mortgage, and construction loans are considered past due when the borrower is in arrears on two or more monthly payments. FHA/VA government-guaranteed loans, other residential mortgage loans, commercial mortgage loans, and land loans past due 30-59 days as of December 31, 2018 amounted to $5.6 million, $101.4 million, $5.1 million, and $0.2 million, respectively.

The Corporation’s commercial and construction loans credit quality indicators as of June 30, 2019 and December 31, 2018 are summarized below:

	Commercial Credit Exposure - Credit Risk Profile Based on Creditworthiness Category:
		Substandard	Doubtful	Loss	Total Criticized Asset (1)	Total Portfolio
June 30, 2019	Special Mention
(In thousands)
Commercial mortgage	$126,766	$240,624	$1,533	$-	$368,923	$1,550,364
Construction:
Land	-	6,648	-	-	6,648	19,180
Construction - commercial	-	-	-	-	-	68,936
Construction - residential	-	1,337	-	-	1,337	12,128
Commercial and Industrial	16,760	34,874	2,563	241	54,438	2,279,685

	Commercial Credit Exposure - Credit Risk Profile Based on Creditworthiness Category:
		Substandard	Doubtful	Loss	Total Criticized Asset (1)	Total Portfolio
December 31, 2018	Special Mention
(In thousands)
Commercial mortgage	$172,260	$276,935	$1,701	$-	$450,896	$1,522,662
Construction:
Land	-	7,407	-	-	7,407	20,313
Construction - commercial	-	-	-	-	-	47,965
Construction - residential	-	2,102	-	-	2,102	11,151
Commercial and Industrial	85,557	45,274	6,114	396	137,341	2,148,111

(1)Excludes nonaccrual commercial mortgage loan held for sale of $7.1 million as of June 30, 2019 and $16.1 million of nonaccrual loans held for sale ($11.4 million commercial mortgage, $3.0 million construction-commercial, and $1.7 million commercial and industrial) as of December 31, 2018.

The Corporation considers a loan as a criticized asset if its risk rating is Special Mention, Substandard, Doubtful or Loss. These categories are defined as follows:

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

Doubtful – Doubtful classifications have all of the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses make collection or liquidation in full highly questionable and improbable on the basis of currently known facts, conditions and values. A Doubtful classification may be appropriate in cases where significant risk exposures are perceived, but loss cannot be determined because of specific reasonable pending factors, which may strengthen the credit in the near term.

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

The Corporation has a Loan Review Group that reports directly to the Corporation’s Risk Management Committee and administratively to the Chief Risk Officer, which performs annual comprehensive credit process reviews of the Bank’s commercial portfolios. This group evaluates the credit risk profile of portfolios, including the assessment of the risk rating representative of the current credit quality of the loans, and the evaluation of collateral documentation. The monitoring performed by this group contributes to the assessment of compliance with credit policies and underwriting standards, the determination of the current level of credit risk, the evaluation of the effectiveness of the credit management process and the identification of any deficiency that may arise in the credit-granting process. Based on its findings, the Loan Review Group recommends corrective actions, if necessary, that help in maintaining a sound credit process. The Loan Review Group reports the results of the credit process reviews to the Risk Management Committee of the Corporation’s Board of Directors. The Corporation’s consumer and residential loans credit quality indicators as of June 30, 2019 and December 31, 2018 are summarized below:

	Consumer Credit Exposure - Credit Risk Profile Based on Payment Activity
	Residential Real Estate		Consumer
June 30, 2019	FHA/VA/ Guaranteed (1)	Other residential loans	Auto	Finance Leases	Other Consumer
(In thousands)
Performing	$132,900	$2,669,978	$1,024,735	$369,913	$700,422
Purchased Credit-Impaired (2)	-	138,367	-	-	-
Nonaccrual	-	129,501	10,361	994	6,491
Total	$132,900	$2,937,846	$1,035,096	$370,907	$706,913

	Consumer Credit Exposure - Credit Risk Profile Based on Payment Activity
	Residential Real Estate		Consumer
December 31, 2018	FHA/VA/ Guaranteed (1)	Other residential loans	Auto	Finance Leases	Other Consumer
(In thousands)
Performing	$147,205	$2,725,540	$935,264	$332,207	$656,836
Purchased Credit-Impaired (2)	-	143,176	-	-	-
Nonaccrual	-	147,287	11,212	1,329	7,865
Total	$147,205	$3,016,003	$946,476	$333,536	$664,701

(1)It is the Corporation's policy to report delinquent residential mortgage loans insured by the FHA, guaranteed by the VA, and other government-insured loans as 90 days past-due loans and still accruing as opposed to nonaccrual loans since the principal repayment is insured. This balance includes $39.8 million and $51.4 million of residential mortgage loans insured by the FHA that were over 15 months delinquent, and were no longer accruing interest as of June 30, 2019 and December 31, 2018, respectively, taking into consideration the FHA interest curtailment process.

(2)PCI loans are excluded from nonaccrual statistics due to the application of the accretion method, under which these loans will accrete interest income over the remaining life of the loans using estimated cash flow analyses.

The following tables present information about impaired loans held for investment, excluding PCI loans, which are reported separately, as discussed below:

Impaired Loans

				Impaired Loans
	Impaired Loans - With a Related Specific Allowance			With No Related Specific Allowance		Impaired Loans Total

	Recorded Investment (1)	Unpaid Principal Balance	Related Specific Allowance	Recorded Investment (1)	Unpaid Principal Balance	Recorded Investment (1)	Unpaid Principal Balance	Related Specific Allowance
(In thousands)
As of June 30, 2019

FHA/VA-Guaranteed loans	$-	$-	$-	$-	$-	$-	$-	$-
Other residential mortgage loans	284,821	314,596	18,788	106,195	147,771	391,016	462,367	18,788
Commercial:
Commercial mortgage loans	127,909	139,958	9,023	79,600	100,325	207,509	240,283	9,023
Commercial and Industrial loans	51,283	72,436	3,880	28,854	46,155	80,137	118,591	3,880
Construction:
Land	2,261	2,619	563	2,289	2,862	4,550	5,481	563
Construction-commercial	-	-	-	-	-	-	-	-
Construction-residential	523	523	11	956	1,531	1,479	2,054	11
Consumer:
Auto loans	16,003	15,969	3,567	121	213	16,124	16,182	3,567
Finance leases	1,622	1,815	115	-	-	1,622	1,815	115
Other consumer loans	8,299	9,229	888	1,092	2,422	9,391	11,651	888
	$492,721	$557,145	$36,835	$219,107	$301,279	$711,828	$858,424	$36,835
(1) Excludes accrued interest receivable.

				Impaired Loans
	Impaired Loans - With a Related Specific Allowance			With No Related Specific Allowance		Impaired Loans Total

	Recorded Investment (1)	Unpaid Principal Balance	Related Specific Allowance	Recorded Investment (1)	Unpaid Principal Balance	Recorded Investment (1)	Unpaid Principal Balance	Related Specific Allowance
(In thousands)
As of December 31, 2018

FHA/VA-Guaranteed loans	$-	$-	$-	$-	$-	$-	$-	$-
Other residential mortgage loans	293,494	325,897	19,965	110,238	148,920	403,732	474,817	19,965
Commercial:
Commercial mortgage loans	184,068	201,116	17,684	43,358	49,253	227,426	250,369	17,684
Commercial and Industrial loans	61,162	76,027	9,693	30,030	48,085	91,192	124,112	9,693
Construction:
Land	2,444	2,923	552	2,431	2,927	4,875	5,850	552
Construction-commercial	-	-	-	-	-	-	-	-
Construction-residential	1,718	2,370	208	-	-	1,718	2,370	208
Consumer:
Auto loans	17,781	17,781	3,689	250	250	18,031	18,031	3,689
Finance leases	1,914	1,914	102	22	22	1,936	1,936	102
Other consumer loans	9,291	10,066	2,083	2,068	2,750	11,359	12,816	2,083
	$571,872	$638,094	$53,976	$188,397	$252,207	$760,269	$890,301	$53,976
(1) Excludes accrued interest receivable.

	Average Recorded Investment (1)	Interest Income on Accrual Basis	Interest Income on Cash Basis	Total Interest Income
(In thousands)
For the quarter ended June 30, 2019

FHA/VA-Guaranteed loans	$-	$-	$-	$-
Other residential mortgage loans	392,477	4,364	282	4,646
Commercial:
Commercial mortgage loans	214,375	2,122	50	2,172
Commercial and Industrial loans	81,281	929	20	949
Construction:
Land	4,594	20	7	27
Construction-commercial	-	-	-	-
Construction-residential	1,483	3	-	3
Consumer:
Auto loans	16,697	297	-	297
Finance leases	1,695	35	-	35
Other consumer loans	9,648	234	55	289
	$722,250	$8,004	$414	$8,418
(1) Excludes accrued interest receivable.

	Average Recorded Investment (1)	Interest Income on Accrual Basis	Interest Income on Cash Basis	Total Interest Income
(In thousands)
For the quarter ended June 30, 2018

FHA/VA-Guaranteed loans	$-	$-	$-	$-
Other residential mortgage loans	411,331	4,358	371	4,729
Commercial:
Commercial mortgage loans	179,978	856	348	1,204
Commercial and Industrial loans	114,749	624	16	640
Construction:
Land	11,370	23	7	30
Construction-commercial	-	-	-	-
Construction-residential	252	-	-	-
Consumer:
Auto loans	20,310	389	-	389
Finance leases	1,677	28	-	28
Other consumer loans	11,830	276	34	310
	$751,497	$6,554	$776	$7,330
(1) Excludes accrued interest receivable.

	Average Recorded Investment (1)	Interest Income on Accrual Basis	Interest Income on Cash Basis	Total Interest Income
(In thousands)
Six-month Period Ended June 30, 2019

FHA/VA-Guaranteed loans	$-	$-	$-	$-
Other residential mortgage loans	394,159	8,759	532	9,291
Commercial:
Commercial mortgage loans	221,327	4,125	151	4,276
Commercial and Industrial loans	84,551	1,871	22	1,893
Construction:
Land	4,655	41	18	59
Construction-commercial	-	-	-	-
Construction-residential	1,489	3	-	3
Consumer:
Auto loans	17,274	607	-	607
Finance leases	1,836	71	-	71
Other consumer loans	10,093	460	83	543
	$735,384	$15,937	$806	$16,743
(1) Excludes accrued interest receivable.

	Average Recorded Investment (1)	Interest Income on Accrual Basis	Interest Income on Cash Basis	Total Interest Income
(In thousands)
Six-Month Period Ended June 30, 2018

FHA/VA-Guaranteed loans	$-	$-	$-	$-
Other residential mortgage loans	413,137	8,618	824	9,442
Commercial:
Commercial mortgage loans	181,950	1,598	432	2,030
Commercial and Industrial loans	114,379	1,173	44	1,217
Construction:
Land	11,522	47	15	62
Construction-commercial	-	-	-	-
Construction-residential	252	-	-	-
Consumer:
Auto loans	20,826	784	-	784
Finance leases	1,754	59	-	59
Other consumer loans	12,073	561	74	635
	$755,893	$12,840	$1,389	$14,229
(1) Excludes accrued interest receivable.

The following tables show the activity for impaired loans for the quarters and six-month periods ended June 30, 2019 and 2018:

	Quarter Ended		Six-Month Period Ended
	June 30,		June 30,
	2019	2018	2019	2018
(In thousands)
Impaired Loans:
Balance at beginning of period	$732,871	$746,280	$760,269	$790,308
Loans determined impaired during the period	11,653	34,273	22,355	95,681
Charge-offs (1)	(15,627)	(13,207)	(29,048)	(30,420)
Loans sold, net of charge-offs	-	-	-	(4,121)
Increases to existing impaired loans	362	77	1,615	7,075
Foreclosures	(4,950)	(7,777)	(12,934)	(19,452)
Loans no longer considered impaired	(551)	(2,433)	(703)	(3,940)
Loans transferred to held for sale	-	-	-	(57,213)
Paid in full, partial payments and other	(11,930)	(17,079)	(29,726)	(37,784)
Balance at end of period	$711,828	$740,134	$711,828	$740,134

(1)For the six-month period ended June 30, 2018, includes charge-offs totaling $9.7 million associated with the $57.2 million in nonaccrual loans transferred to held for sale.

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

The carrying amounts of PCI loans were as follows:
	As of
	June 30,	December 31,
	2019	2018
(In thousands)
Residential mortgage loans	$138,367	$143,176
Commercial mortgage loans	3,339	3,464
Total PCI loans	$141,706	$146,640
Allowance for loan losses	(11,434)	(11,354)
Total PCI loans, net of allowance for loan losses	$130,272	$135,286

The following tables present PCI loans by past due status as of June 30, 2019 and December 31, 2018:

As of June 30, 2019	30-59 Days	60-89 Days	90 days or more	Total Past Due		Total PCI loans
					Current
(In thousands)
Residential mortgage loans	$-	$7,750	$24,626	$32,376	$105,991	$138,367
Commercial mortgage loans	-	-	2,397	2,397	942	3,339
Total (1)	$-	$7,750	$27,023	$34,773	$106,933	$141,706

As of December 31, 2018	30-59 Days	60-89 Days	90 days or more	Total Past Due		Total PCI loans
					Current
(In thousands)
Residential mortgage loans	$-	$6,979	$26,932	$33,911	$109,265	$143,176
Commercial mortgage loans	-	-	2,512	2,512	952	3,464
Total (1)	$-	$6,979	$29,444	$36,423	$110,217	$146,640

(1)According to the Corporation's delinquency policy and consistent with the instructions for the preparation of the Consolidated Financial Statements for Bank Holding Companies (FR Y-9C) required by the Federal Reserve Board, residential mortgage and commercial mortgage loans are considered past due when the borrower is in arrears two or more monthly payments. PCI residential mortgage loans and commercial mortgage loans past due 30-59 days as of June 30, 2019 amounted to $13.7 million and $0.1 million, respectively. PCI residential mortgage loans past due 30-59 as of December 31, 2018 amounted to $11.6 million. No PCI commercial mortgage loan was 30-59 days past due as of December 31, 2018.

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

Changes in Accretable Yield of Acquired Loans

Subsequent to the acquisition of loans, the Corporation is required to periodically evaluate its estimate of cash flows expected to be collected. These evaluations, performed quarterly, require the continued use of key assumptions and estimates, similar to the initial estimate of fair value. Subsequent changes in the estimated cash flows expected to be collected may result in changes in the accretable yield and non-accretable difference or reclassifications from non-accretable yield to accretable yield. Increases in the cash flows expected to be collected will generally result in an increase in interest income over the remaining life of the loan or pool of loans. Decreases in expected cash flows due to further credit deterioration will generally result in an impairment charge recognized in the Corporation’s provision for loan and lease losses, resulting in an increase to the allowance for loan and lease losses. As of each June 30, 2019 and December 31, 2018, the reserve related to PCI loans amounted to $11.4 million.

Changes in the accretable yield of PCI loans for the quarters and six-month periods ended June 30, 2019 and 2018 were as follows:

	Quarter Ended		Six-Month Period Ended
	June 30,	June 30,	June 30,	June 30,
	2019	2018	2019	2018
(In thousands)
Balance at beginning of period	$91,060	$101,059	$93,493	$103,682
Accretion recognized in earnings	(2,365)	(2,570)	(4,798)	(5,193)
Balance at end of period	$88,695	$98,489	$88,695	$98,489

Changes in the carrying amount of PCI loans accounted for pursuant to ASC Topic 310-30 were as follows:
	Quarter Ended		Six-Month Period Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
(In thousands)
Balance at beginning of period	$144,443	$155,281	$146,640	$158,174
Accretion	2,365	2,570	4,798	5,193
Collections	(4,260)	(4,359)	(8,100)	(7,755)
Foreclosures	(842)	(1,250)	(1,632)	(3,370)
Ending balance	$141,706	$152,242	$141,706	$152,242
Allowance for loan losses	(11,434)	(11,354)	(11,434)	(11,354)
Ending balance, net of allowance for loan losses	$130,272	$140,888	$130,272	$140,888

Changes in the allowance for loan losses related to PCI loans were as follows:

	Quarter Ended		Six-Month Period Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
(In thousands)
Balance at beginning of period	$11,354	$11,251	$11,354	$11,251
Provision for loan losses	80	103	80	103
Balance at the end of period	$11,434	$11,354	$11,434	$11,354

The outstanding principal balance of PCI loans, including amounts charged off by the Corporation, amounted to $174.8 million as of June 30, 2019 (compared to - $181.1 million as of December 31, 2018).

Purchases and Sales of Loans

During the first six months of 2019, the Corporation purchased $9.3 million of residential mortgage loans as part of a strategic program to purchase ongoing residential mortgage loan production from mortgage bankers in Puerto Rico. In general, the loans purchased from mortgage bankers were conforming residential mortgage loans. Purchases of conforming residential mortgage loans provide the Corporation the flexibility to retain or sell the loans, including through securitization transactions, depending upon the Corporation’s interest rate risk management strategies. When the Corporation sells such loans, it generally keeps the servicing of the loans.

In the ordinary course of business, the Corporation sells residential mortgage loans (originated or purchased) to GNMA and GSEs such as FNMA and FHLMC, which generally securitize the transferred loans into MBS for sale into the secondary market. During the first six months of 2019, the Corporation sold $115.0 million of FHA/VA mortgage loans to GNMA, which packaged them into MBS. Also, during the first six months of 2019, the Corporation sold approximately $59.9 million of performing residential mortgage loans to FNMA and FHLMC. The Corporation’s continuing involvement in these sold loans consists primarily of servicing the loans. In addition, the Corporation agreed to repurchase loans if it breaches any of the representations and warranties included in the sale agreement. These representations and warranties are consistent with the GSEs’ selling and servicing guidelines (i.e., ensuring that the mortgage was properly underwritten according to established guidelines).

For loans sold to GNMA, the Corporation holds an option to repurchase individual delinquent loans issued on or after January 1, 2003 when the borrower fails to make any payment for three consecutive months. This option gives the Corporation the ability, but not the obligation, to repurchase the delinquent loans at par without prior authorization from GNMA.

Under ASC Topic 860, “Transfer and Servicing,” once the Corporation has the unilateral ability to repurchase the delinquent loan, it is considered to have regained effective control over the loan and is required to recognize the loan and a corresponding repurchase liability on the balance sheet regardless of the Corporation’s intent to repurchase the loan. As of June 30, 2019 and December 31, 2018, rebooked GNMA delinquent loans included in the residential mortgage loan portfolio amounted to $41.9 million and $43.6 million, respectively.

During the first six months of 2019 and 2018, the Corporation repurchased, pursuant to its repurchase option with GNMA, $10.7 million and $2.0 million, respectively, of loans previously sold to GNMA. The principal balance of these loans is fully guaranteed and the risk of loss related to the repurchased loans is generally limited to the difference between the delinquent interest payment advanced to GNMA, which is computed at the loan’s interest rate, and the interest payments reimbursed by FHA, which are computed at a pre-determined debenture rate. Repurchases of GNMA loans allow the Corporation, among other things, to maintain acceptable delinquency rates on outstanding GNMA pools and remain as a seller and servicer in good standing with GNMA. Historically, losses for violations of representations and warranties, and on optional repurchases of GNMA delinquent loans, have been immaterial and no provision has been made at the time of sale.

Loan sales to FNMA and FHLMC are without recourse in relation to the future performance of the loans. The Corporation repurchased at par loans previously sold to FNMA and FHLMC in the amount of $64 thousand and $3 thousand during the first half of 2019 and 2018, respectively. The Corporation’s risk of loss with respect to these loans is also minimal as these repurchased loans are generally performing loans with documentation deficiencies.

In addition, during the first six months of 2019, the Corporation sold $4.8 million in nonaccrual commercial loans held for sale. The Corporation recorded a $0.2 million gain on the sale of these nonaccrual loans in the first quarter of 2019, reported as part of Other non-interest income in the consolidated statement of income. Also, during the second quarter of 2019, the Corporation sold a $20.0 million commercial and industrial loan participation in Puerto Rico.

During the first six months of 2018, the Corporation purchased a $21.4 million commercial and industrial loan participation. Also, during the first six months of 2018, the Corporation sold a $5.6 million commercial and industrial adversely-classified loan in Puerto Rico, recording a charge-off of $1.3 million, a $10.4 million non-performing commercial mortgage loan held for sale in Puerto Rico, and a $9.2 million commercial and industrial loan participation in the Florida region.

Loan Portfolio Concentration

The Corporation’s primary lending area is Puerto Rico. The Corporation’s banking subsidiary, FirstBank, also lends in the USVI and BVI markets and in the United States (principally in the state of Florida). Of the total gross loans held for investment of $9.1 billion as of June 30, 2019, credit risk concentration was approximately 74% in Puerto Rico, 21% in the United States, and 5% in the USVI and BVI.

As of June 30, 2019, the Corporation had $60.4 million outstanding in loans extended to the Puerto Rico government, its municipalities and public corporations, compared to $61.6 million as of December 31, 2018. Approximately $46.3 million of the outstanding loans as of June 30, 2019 consisted of loans extended to municipalities in Puerto Rico, which in most cases are supported by assigned property tax revenues. The vast majority of revenues of the municipalities included in the Corporation’s loan portfolio are independent of the Puerto Rico central government. These municipalities are required by law to levy special property taxes in such amounts as are required for the payment of all of their respective general obligation bonds and notes. Late in 2015, the GDB and the Municipal Revenue Collection Center (“CRIM”) signed and perfected a deed of trust. Through this deed, the GDB, as fiduciary, is bound to keep the CRIM funds separate from any other deposits and must distribute the funds pursuant to applicable law. The CRIM funds are deposited at another commercial depository financial institution in Puerto Rico. In addition to loans extended to municipalities, the Corporation’s exposure to the Puerto Rico government as of June 30, 2019 included a $14.2 million loan granted to an affiliate of PREPA.

In addition, as of June 30, 2019, the Corporation had $110.0 million in exposure to residential mortgage loans that are guaranteed by the PRHFA, compared to $112.1 million as of December 31, 2018. Residential mortgage loans guaranteed by the PRHFA are secured by the underlying properties and the guarantees serve to cover shortfalls in collateral in the event of a borrower default. The Puerto Rico government guarantees up to $75 million of the principal under the mortgage loan insurance program. According to the most recently-released audited financial statements of the PRHFA, as of June 30, 2016, the PRHFA’s mortgage loans insurance program covered loans in an aggregate of approximately $576 million. The regulations adopted by the PRHFA require the establishment of adequate reserves to guarantee the solvency of the mortgage loan insurance fund. As of June 30, 2016, the most recent date as to which information is available, the PRHFA had a restricted net position for such purposes of approximately $77.4 million.

The Corporation also has credit exposure to USVI government entities. As of June 30, 2019, the Corporation had $64.0 million in loans to USVI government instrumentalities and public corporations, compared to $55.8 million as of December 31, 2018. Of the amount outstanding as of June 30, 2019, public corporations of the USVI owed approximately $40.8 million and an independent instrumentality of the USVI government owed approximately $23.2 million. As of June 30, 2019, all loans were currently performing and up to date on principal and interest payments.

The Corporation cannot predict at this time the ultimate effect that the current fiscal situation and political environment of the Commonwealth of Puerto Rico, the uncertainty about the ultimate outcomes of the debt restructuring process, the various legislative and other measures adopted and to be adopted by the Puerto Rico government and the PROMESA oversight board in response to such fiscal situation, and the uncertainty about the timing of the receipt of disaster relief funds, will have on the Puerto Rico economy, the Corporation’s clients, and the Corporation’s financial condition and results of operations.

Troubled Debt Restructurings

The Corporation provides homeownership preservation assistance to its customers through a loss mitigation program in Puerto Rico that is similar to the U.S. government’s Home Affordable Modification Program guidelines. Depending upon the nature of borrowers’ financial condition, restructurings or loan modifications through this program, as well as other restructurings of individual commercial, commercial mortgage, construction, and residential mortgage loans, fit the definition of a TDR. A restructuring of a debt constitutes a TDR if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. Modifications involve changes in one or more of the loan terms that bring a defaulted loan current and provide sustainable affordability. Changes may include, among others, the extension of the maturity of the loan and modifications of the loan rate. As of June 30, 2019, the Corporation’s total TDR loans held for investment of $582.4 million consisted of $326.7 million of residential mortgage loans, $70.5 million of commercial and industrial loans, $153.4 million of commercial mortgage loans, $5.0 million of construction loans, and $26.8 million of consumer loans. Outstanding unfunded commitments on TDR loans amounted to $0.3 million as of June 30, 2019.

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

Prior to permanently modifying a loan, the Corporation may enter into trial modifications with certain borrowers. Trial modifications generally represent a six-month period during which the borrower makes monthly payments under the anticipated modified payment terms prior to a formal modification. Upon successful completion of a trial modification, the Corporation and the borrower enter into a permanent modification. TDR loans that are participating in or that have been offered a binding trial modification are classified as TDRs when the trial offer is made and continue to be classified as TDRs regardless of whether the borrower enters into a permanent modification. As of June 30, 2019, the Corporation classified an additional $3.0 million of residential mortgage loans as TDRs that were participating in or had been offered a trial modification.

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

Selected information on all of the Corporation's TDR loans held for investment based on the recorded investment by loan class and modification type is summarized in the following tables. This information reflects all of the Corporation's TDRs held for investment:

	As of June 30, 2019
	Interest rate below market	Maturity or term extension	Combination of reduction in interest rate and extension of maturity	Forgiveness of principal and/or interest	Forbearance Agreement	Other (1)	Total
(In thousands)
Troubled Debt Restructurings:
Non - FHA/VA residential mortgage loans	$20,893	$12,502	$230,894	$-	$143	$62,271	$326,703
Commercial Mortgage loans (2)	3,882	1,804	118,774	-	19,991	8,915	153,366
Commercial and Industrial loans	627	18,861	12,605	-	709	37,708	70,510
Construction loans:
Land	26	2,371	1,782	-	-	261	4,440
Construction-commercial	-	-	-	-	-	-	-
Construction-residential	-	523	-	-	-	-	523
Consumer loans - Auto	-	1,212	8,778	-	-	6,134	16,124
Finance leases	-	73	1,145	-	-	404	1,622
Consumer loans - Other	1,329	1,161	5,125	227	-	1,259	9,101
Total Troubled Debt Restructurings	$26,757	$38,507	$379,103	$227	$20,843	$116,952	$582,389

(1)Other concessions granted by the Corporation include deferral of principal and/or interest payments for a period longer than what would be considered insignificant, payment plans under judicial stipulation, or a combination of the concessions listed in the table.

(2)Excludes commercial mortgage TDR loans held for sale amounting to $7.1 million as of June 30, 2019.

	As of December 31, 2018
	Interest rate below market	Maturity or term extension	Combination of reduction in interest rate and extension of maturity	Forgiveness of principal and/or interest	Forbearance Agreement	Other (1)	Total
(In thousands)
Troubled Debt Restructurings:
Non - FHA/VA residential mortgage loans	$22,729	$11,586	$239,348	$-	$145	$60,094	$333,902
Commercial Mortgage loans (2)	3,966	2,005	122,709	-	-	9,269	137,949
Commercial and Industrial loans (3)	664	19,769	13,323	-	2,673	38,492	74,921
Construction loans:
Land	16	2,524	1,933	-	-	292	4,765
Construction-commercial	-	-	-	-	-	-	-
Construction-residential	-	545	-	-	-	217	762
Consumer loans - Auto	-	1,517	10,085	-	-	6,429	18,031
Finance leases	-	101	1,186	-	-	648	1,935
Consumer loans - Other	1,396	1,236	5,651	275	-	1,824	10,382
Total Troubled Debt Restructurings	$28,771	$39,283	$394,235	$275	$2,818	$117,265	$582,647

(1) Other concessions granted by the Corporation include deferral of principal and/or interest payments for a period longer than what would be considered insignificant, payment plans under judicial stipulation, or a combination of the concessions listed in the table.

(2)Excludes commercial mortgage TDR loans held for sale amounting to $11.1 million as of December 31, 2018.

(3)Excludes commercial and industrial TDR loans held for sale amounting to $0.9 million as of December 31, 2018.

The following table presents the Corporation's TDR loans held for investment activity:

	Quarter Ended		Six-Month Period Ended
	June 30,		June 30,
	2019	2018	2019	2018
(In thousands)
Beginning balance of TDRs	$589,795	$572,376	$582,647	$587,219
New TDRs	6,961	13,228	32,420	56,647
Increases to existing TDRs	347	75	1,522	6,846
Charge-offs post modification (1)	(2,092)	(8,616)	(4,913)	(17,787)
Foreclosures	(3,278)	(3,759)	(6,921)	(10,802)
TDRs transferred to held for sale, net of charge-off	-	-	-	(30,000)
Paid-off, partial payments and other	(9,344)	(16,108)	(22,366)	(34,927)
Ending balance of TDRs	$582,389	$557,196	$582,389	$557,196

(1)The six-month period ended June 30, 2018 includes a charge-off of $5.1 million associated with a $30.0 million construction loan transferred to held for sale.

TDR loans are classified as either accrual or nonaccrual loans. Loans in accrual status may remain in accrual status when their contractual terms have been modified in a TDR if the loans had demonstrated performance prior to the restructuring and payment in full under the restructured terms is expected. Otherwise, loans on nonaccrual status and restructured as a TDR will remain on nonaccrual status until the borrower has proven the ability to perform under the modified structure, generally for a minimum of six months, and there is evidence that such payments can, and are likely to, continue as agreed. Performance prior to the restructuring, or significant events that coincide with the restructuring, are included in assessing whether the borrower can meet the new terms and may result in the loan being returned to accrual status at the time of the restructuring or after a shorter performance period. If the borrower’s ability to meet the revised payment schedule is uncertain, the loan remains classified as a nonaccrual loan. Loan modifications increase the Corporation’s interest income by returning a nonaccrual loan to performing status, if applicable, increase cash flows by providing for payments to be made by the borrower, and limit increases in foreclosure and OREO costs. A TDR loan that specifies an interest rate that at the time of the restructuring is greater than or equal to the rate the Corporation is willing to accept for a new loan with comparable risk may not be reported as a TDR, or an impaired loan in the calendar years subsequent to the restructuring, if it is in compliance with its modified terms. The Corporation did not remove any loans from the TDR classification during the first six months of 2019 and 2018.

The following tables provide a breakdown of the TDR loans held for investment by those in accrual and nonaccrual status:

	As of June 30, 2019

	Accrual	Nonaccrual (1)	Total TDRs
(In thousands)
Non-FHA/VA residential mortgage loans	$271,067	$55,636	$326,703
Commercial mortgage loans (2)	125,793	27,573	153,366
Commercial and Industrial loans	63,216	7,294	70,510
Construction loans:
Land	980	3,460	4,440
Construction-commercial	-	-	-
Construction-residential	523	-	523
Consumer loans - Auto	10,385	5,739	16,124
Finance leases	1,597	25	1,622
Consumer loans - Other	8,485	616	9,101
Total Troubled Debt Restructurings	$482,046	$100,343	$582,389

(1)Included in nonaccrual loans are $24.3 million in loans that are performing under the terms of the restructuring agreement but are reported in nonaccrual status until the restructured loans meet the criteria of sustained payment performance under the revised terms for reinstatement to accrual status and are deemed fully collectible.

(2)Excludes commercial mortgage TDR loans held for sale amounting to $7.1 million as of June 30, 2019.

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

(1)Included in nonaccrual loans are $17.7 million in loans that are performing under the terms of the restructuring agreement but are reported in nonaccrual status until the restructured loans meet the criteria of sustained payment performance under the revised terms for reinstatement to accrual status and are deemed fully collectible.

(2)Excludes commercial mortgage TDR loans held for sale amounting to $11.1 million as of December 31, 2018.

(3)Excludes commercial and industrial TDR loans held for sale amounting to $0.9 million as of December 31, 2018.

TDR loans exclude restructured residential mortgage loans that are government-guaranteed (e.g., FHA/VA loans) totaling $61.8 million as of June 30, 2019 (compared with $60.5 million as of December 31, 2018). The Corporation excludes FHA/VA guaranteed loans from TDR loan statistics given that, in the event that the borrower defaults on the loan, the principal and interest (at the specified debenture rate) are guaranteed by the U.S. government; therefore, the risk of loss on these types of loans is very low. The Corporation does not consider loans with U.S. federal government guarantees to be impaired loans for the purpose of calculating the allowance for loan and lease losses.

Loan modifications that are considered TDR loans completed during the quarters and six-month periods ended June 30, 2019 and 2018, were as follows:

	Quarter Ended June 30, 2019
	Number of contracts	Pre-modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(Dollars in thousands)
Troubled Debt Restructurings:
Non-FHA/VA residential mortgage loans	37	$4,174	$3,974
Commercial mortgage loans	3	520	520
Commercial and Industrial loans	2	96	96
Construction loans:
Land	3	106	105
Consumer loans - Auto	76	1,175	1,141
Finance leases	14	285	282
Consumer loans - Other	174	841	843
Total Troubled Debt Restructurings	309	$7,197	$6,961

	Six-Month Period Ended June 30, 2019
	Number of contracts	Pre-modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(Dollars in thousands)
Troubled Debt Restructurings:
Non-FHA/VA residential mortgage loans	66	$7,352	$7,165
Commercial mortgage loans	6	23,030	20,854
Commercial and Industrial loans	6	203	202
Construction loans:
Land	4	118	117
Consumer loans - Auto	138	2,122	2,088
Finance leases	21	444	441
Consumer loans - Other	322	1,533	1,553
Total Troubled Debt Restructurings	563	$34,802	$32,420

	Quarter Ended June 30, 2018
	Number of contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(Dollars in thousands)
Troubled Debt Restructurings:
Non-FHA/VA residential mortgage loans	19	$2,034	$1,934
Commercial mortgage loans	2	5,765	5,765
Commercial and Industrial loans	3	3,453	3,128
Construction loans:
Land	1	97	97
Consumer loans - Auto	76	1,245	1,239
Consumer loans - Other	231	1,034	1,065
Total Troubled Debt Restructurings	332	$13,628	$13,228

	Six-Month Period Ended June 30, 2018
	Number of contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(Dollars in thousands)
Troubled Debt Restructurings:
Non-FHA/VA residential mortgage loans	43	$4,642	$4,548
Commercial mortgage loans	5	42,511	42,523
Commercial and Industrial loans	6	6,050	5,710
Construction loans:
Land	1	97	97
Consumer loans - Auto	121	1,925	1,919
Consumer loans - Other	367	1,819	1,850
Total Troubled Debt Restructurings	543	$57,044	$56,647

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

Loan modifications considered TDR loans that defaulted during the quarters and six-month periods ended June 30, 2019 and 2018, and had become TDR during the 12-months preceding the default date, were as follows:

	Quarter Ended June 30,
	2019		2018
	Number of contracts	Recorded Investment	Number of contracts	Recorded Investment
(Dollars in thousands)
Non-FHA/VA residential mortgage loans	3	$184	6	$681
Consumer loans - Auto	29	517	31	514
Consumer loans - Other	16	57	28	100
Total	48	$758	65	$1,295

	Six-Month Period Ended June 30,
	2019		2018
	Number of contracts	Recorded Investment	Number of contracts	Recorded Investment
(Dollars in thousands)
Non-FHA/VA residential mortgage loans	3	$184	10	$1,068
Consumer loans - Auto	49	767	33	537
Consumer loans - Other	34	105	39	154
Finance leases	-	-	1	22
Total	86	$1,056	83	$1,781

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

The following tables provide additional information about the volume of this type of loan restructuring as of June 30, 2019 and 2018 and the effect on the allowance for loan and lease losses in the first six months of 2019 and 2018:

(In thousands)	June 30, 2019	June 30, 2018
Beginning balance	$33,840	$35,577
New TDR loan splits	20,059	29,601
Paid-off and partial payments	(683)	(619)
Ending balance	$53,216	$64,559

(In thousands)	June 30, 2019	June 30, 2018
Allowance for loan losses at the beginning of the year	$473	$3,846
Charges to the provision for loan losses	1,106	1,902
Net charge-offs	-	(1,137)
Allowance for loan losses at the end of the year	$1,579	$4,611

Approximately $41.3 million of the loans restructured using the A/B note restructure workout strategy were in accrual status as of June 30, 2019. These loans continue to be individually evaluated for impairment purposes.

NOTE 8 – ALLOWANCE FOR LOAN AND LEASE LOSSES

The changes in the allowance for loan and lease losses were as follows:

	Residential Mortgage Loans	Commercial Mortgage Loans	Commercial & Industrial Loans	Construction Loans	Consumer Loans	Total

Quarter ended June 30, 2019
(In thousands)
Allowance for loan and lease losses:
Beginning balance	$51,886	$53,430	$22,321	$3,331	$52,764	$183,732
Charge-offs	(4,768)	(11,688)	(358)	(72)	(11,027)	(27,913)
Recoveries	580	90	275	309	2,404	3,658
Provision (release)	586	4,541	(594)	(542)	8,543	12,534
Ending balance	$48,284	$46,373	$21,644	$3,026	$52,684	$172,011
Ending balance: specific reserve for impaired loans	$18,788	$9,023	$3,880	$574	$4,570	$36,835
Ending balance: PCI loans (1)	$11,063	$371	$-	$-	$-	$11,434
Ending balance: general allowance	$18,433	$36,979	$17,764	$2,452	$48,114	$123,742
Loans held for investment:
Ending balance	$3,070,746	$1,550,364	$2,279,685	$100,244	$2,112,916	$9,113,955
Ending balance: impaired loans	$391,016	$207,509	$80,137	$6,029	$27,137	$711,828
Ending balance: PCI loans	$138,367	$3,339	$-	$-	$-	$141,706
Ending balance: loans with general allowance	$2,541,363	$1,339,516	$2,199,548	$94,215	$2,085,779	$8,260,421

	Residential Mortgage Loans	Commercial Mortgage Loans	Commercial & Industrial Loans	Construction Loans	Consumer Loans	Total

Six-Month Period Ended June 30, 2019
(In thousands)
Allowance for loan and lease losses:
Beginning balance	$50,794	$55,581	$32,546	$3,592	$53,849	$196,362
Charge-offs	(10,941)	(14,088)	(6,669)	(279)	(24,296)	(56,273)
Recoveries	1,206	218	1,370	350	4,424	7,568
Provision (release)	7,225	4,662	(5,603)	(637)	18,707	24,354
Ending balance	$48,284	$46,373	$21,644	$3,026	$52,684	$172,011
Ending balance: specific reserve for impaired loans	$18,788	$9,023	$3,880	$574	$4,570	$36,835
Ending balance: PCI loans (1)	$11,063	$371	$-	$-	$-	$11,434
Ending balance: general allowance	$18,433	$36,979	$17,764	$2,452	$48,114	$123,742
Loans held for investment:
Ending balance	$3,070,746	$1,550,364	$2,279,685	$100,244	$2,112,916	$9,113,955
Ending balance: impaired loans	$391,016	$207,509	$80,137	$6,029	$27,137	$711,828
Ending balance: PCI loans	$138,367	$3,339	$-	$-	$-	$141,706
Ending balance: loans with general allowance	$2,541,363	$1,339,516	$2,199,548	$94,215	$2,085,779	$8,260,421

	Residential Mortgage Loans	Commercial Mortgage Loans	Commercial & Industrial Loans	Construction Loans	Consumer Loans	Total

Quarter ended June 30, 2018
(In thousands)
Allowance for loan and lease losses:
Beginning balance	$56,386	$50,393	$47,659	$4,122	$67,296	$225,856
Charge-offs	(5,544)	(3,897)	(5,110)	(818)	(12,327)	(27,696)
Recoveries	689	38	1,376	138	2,098	4,339
Provision	3,599	2,184	75	507	13,171	19,536
Ending balance	$55,130	$48,718	$44,000	$3,949	$70,238	$222,035
Ending balance: specific reserve for impaired loans	$19,804	$12,204	$10,592	$1,061	$5,853	$49,514
Ending balance: PCI loans (1)	$10,954	$400	$-	$-	$-	$11,354
Ending balance: general allowance	$24,372	$36,114	$33,408	$2,888	$64,385	$161,167
Loans held for investment:
Ending balance	$3,238,001	$1,533,308	$2,009,049	$84,683	$1,775,250	$8,640,291
Ending balance: impaired loans	$409,085	$175,575	$111,371	$11,261	$32,842	$740,134
Ending balance: PCI loans	$148,025	$4,217	$-	$-	$-	$152,242
Ending balance: loans with general allowance	$2,680,891	$1,353,516	$1,897,678	$73,422	$1,742,408	$7,747,915

	Residential Mortgage Loans	Commercial Mortgage Loans	Commercial & Industrial Loans	Construction Loans	Consumer Loans	Total

Six-Month Period Ended June 30, 2018
(In thousands)
Allowance for loan and lease losses:
Beginning balance	$58,975	$48,493	$48,871	$4,522	$70,982	$231,843
Charge-offs (2)	(8,915)	(10,707)	(7,040)	(5,995)	(24,399)	(57,056)
Recoveries	1,024	87	1,438	151	4,468	7,168
Provision (2)	4,046	10,845	731	5,271	19,187	40,080
Ending balance	$55,130	$48,718	$44,000	$3,949	$70,238	$222,035
Ending balance: specific reserve for impaired loans	$19,804	$12,204	$10,592	$1,061	$5,853	$49,514
Ending balance: PCI loans (1)	$10,954	$400	$-	$-	$-	$11,354
Ending balance: general allowance	$24,372	$36,114	$33,408	$2,888	$64,385	$161,167
Loans held for investment:
Ending balance	$3,238,001	$1,533,308	$2,009,049	$84,683	$1,775,250	$8,640,291
Ending balance: impaired loans	$409,085	$175,575	$111,371	$11,261	$32,842	$740,134
Ending balance: PCI loans	$148,025	$4,217	$-	$-	$-	$152,242
Ending balance: loans with general allowance	$2,680,891	$1,353,516	$1,897,678	$73,422	$1,742,408	$7,747,915

(1)Refer to Note 7 - Loans Held for Investment - PCI Loans for a detail of changes in the allowance for loan losses related to PCI loans.

(2)During the first quarter of 2018, the Corporation transferred to held for sale $57.2 million (net of fair value write-downs of $9.7 million) in nonaccrual loans to held for sale. Approximately $4.1 million of the $9.7 million in charge-offs recorded on the transfer was taken against previously-established reserves for loan losses, resulting in a charge to the provision of $5.6 million for the first quarter of 2018. Loans transferred to held for sale consisted of a $30.0 million nonaccrual construction loan (net of a $5.1 million fair value write-down) and two nonaccrual commercial mortgage loans totaling $27.2 million (net of fair value write-downs of $4.6 million).

The tables below present the allowance for loan and lease losses and the carrying value of loans by portfolio segment as of June 30, 2019 and December 31, 2018:

As of June 30, 2019	Residential Mortgage Loans	Commercial Mortgage Loans	Commercial and Industrial Loans		Consumer Loans
				Construction Loans
(Dollars in thousands)						Total
Impaired loans without specific reserves:
Principal balance of loans, net of charge-offs	$106,195	$79,600	$28,854	$3,245	$1,213	$219,107
Impaired loans with specific reserves:
Principal balance of loans, net of charge-offs	284,821	127,909	51,283	2,784	25,924	492,721
Allowance for loan and lease losses	18,788	9,023	3,880	574	4,570	36,835
Allowance for loan and lease losses to principal
balance	6.60%	7.05%	7.57%	20.62%	17.63%	7.48%
PCI loans:
Carrying value of PCI loans	$138,367	$3,339	$-	$-	$-	$141,706
Allowance for PCI loans	11,063	371	-	-	-	11,434
Allowance for PCI loans to carrying value	8.00%	11.11%				8.07%
Loans with general allowance:
Principal balance of loans	$2,541,363	$1,339,516	$2,199,548	$94,215	$2,085,779	$8,260,421
Allowance for loan and lease losses	18,433	36,979	17,764	2,452	48,114	123,742
Allowance for loan and lease losses to principal
balance	0.73%	2.76%	0.81%	2.60%	2.31%	1.50%
Total loans held for investment:
Principal balance of loans	$3,070,746	$1,550,364	$2,279,685	$100,244	$2,112,916	$9,113,955
Allowance for loan and lease losses	48,284	46,373	21,644	3,026	52,684	172,011
Allowance for loan and lease losses to principal
balance (1)	1.57%	2.99%	0.95%	3.02%	2.49%	1.89%

As of December 31, 2018	Residential Mortgage Loans	Commercial Mortgage Loans	Commercial and Industrial Loans		Consumer Loans
				Construction Loans
(Dollars in thousands)						Total

Impaired loans without specific reserves:
Principal balance of loans, net of charge-offs	$110,238	$43,358	$30,030	$2,431	$2,340	$188,397

Impaired loans with specific reserves:
Principal balance of loans, net of charge-offs	293,494	184,068	61,162	4,162	28,986	571,872
Allowance for loan and lease losses	19,965	17,684	9,693	760	5,874	53,976
Allowance for loan and lease losses to principal
balance	6.80%	9.61%	15.85%	18.26%	20.26%	9.44%

PCI loans:
Carrying value of PCI loans	$143,176	$3,464	$-	$-	$-	$146,640
Allowance for PCI loans	10,954	400	-	-	-	11,354
Allowance for PCI loans to carrying value	7.65%	11.55%				7.74%

Loans with general allowance:
Principal balance of loans	$2,616,300	$1,291,772	$2,056,919	$72,836	$1,913,387	$7,951,214
Allowance for loan and lease losses	19,875	37,497	22,853	2,832	47,975	131,032
Allowance for loan and lease losses to principal
balance	0.76%	2.90%	1.11%	3.89%	2.51%	1.65%

Total loans held for investment:
Principal balance of loans	$3,163,208	$1,522,662	$2,148,111	$79,429	$1,944,713	$8,858,123
Allowance for loan and lease losses	50,794	55,581	32,546	3,592	53,849	196,362
Allowance for loan and lease losses to principal
balance (1)	1.61%	3.65%	1.52%	4.52%	2.77%	2.22%

(1)Loans used in the denominator include PCI loans of $141.7 million and $146.6 million as of June 30, 2019 and December 31, 2018, respectively. However, the Corporation separately tracks and reports PCI loans and excludes these loans from the amounts of nonaccrual loans, impaired loans, TDRs and non-performing assets.

During 2019, the Corporation reduced to zero the reserve for unfunded loan commitments (compared to a reserve of $0.4 million as of December 31, 2018). The reserve for unfunded loan commitments is an estimate of the losses inherent in off-balance sheet loan commitments to borrowers that are experiencing financial difficulties at the balance sheet date. It is calculated by multiplying an estimated loss factor by an estimated probability of funding, and then by the period-end amounts for unfunded commitments. The reserve for unfunded loan commitments is included as part of Accounts payable and other liabilities in the consolidated statements of financial condition and any changes to the reserve is included as part of other non-interest expenses in the consolidated statements of income.

NOTE 9 – LOANS HELD FOR SALE

The Corporation’s loans held-for-sale portfolio as of the dates indicated was composed of:

	June 30, 2019	December 31, 2018
(In thousands)
Residential mortgage loans	$26,486	$27,075
Construction loans	-	3,015
Commercial and Industrial loans (1)	-	1,725
Commercial mortgage loans (1)	7,144	11,371
Total	$33,630	$43,186

(1)During the first quarter of 2019, the Corporation completed the sale of $4.8 million in nonacrrual loans held for sale ($3.7 million commercial mortgage and $1.1 million commercial and industrial).

NOTE 10 – OTHER REAL ESTATE OWNED

The following table presents OREO inventory as of the dates indicated:

	June 30,	December 31,
	2019	2018
(In thousands)
OREO
OREO balances, carrying value:
Residential (1)	$46,560	$49,239
Commercial	61,599	71,838
Construction	9,922	10,325
Total	$118,081	$131,402

(1)Excludes $16.9 million and $14.4 million as of June 30, 2019 and December 31, 2018, respectively, of foreclosures that meet the conditions of ASC Topic 310-40 and are presented as a receivable (other assets) in the statement of financial condition.

NOTE 11 – LEASES

The Corporation’s operating leases are primarily related to the Corporation’s branches and leased commercial space for ATMs. Our leases have terms of two to thirty years, some of which include options to extend the leases for up to seven years. As of June 30, 2019, the Corporation did not have a lease that qualifies as a finance lease. The Corporation includes the operating lease ROU asset and operating lease liability as part of Other assets and Account payables and other liabilities, respectively, in the consolidated statement of financial condition.Operating lease cost for the quarter and six-month period ended June 30, 2019, amounted to $2.5 million and $5.2 million, respectively.

Supplemental balance sheet information related to leases is as follows:
As of
June 30,
2019
(Dollars in thousands)

Operating lease ROU asset	$57,251
Operating lease liability	$59,984
Operating lease weighted-average remaining lease term (in years)	11.3
Operating lease weighted-average discount rate	3.39%

Generally, the Corporation cannot practically determine the interest rate implicit in the lease. Therefore, the Corporation uses its incremental borrowing rate as the discount rate for the lease.

Supplemental cash flow information related to leases is as follows:
Six-months period ended
June 30,
2019
(In thousands)

Operating cash flow from operating leases (1)	$4,876
Right-of-use assets obtained in exchange for operating lease liabilities (2)	2,418

(1)Represents cash paid for amounts included in the measurement of operating lease liabilities.

(2)Represents non-cash activity and, accordingly, is not reflected in the consolidated statement of cash flows.

Maturities under lease liabilities as of June 30, 2019, were as follows:

Amount
(In thousands)

2019	$4,707
2020	9,409
2021	8,540
2022	7,401
2023	5,774
2024 and later years	37,688
Total lease payments	73,519
Less: imputed interest	(13,535)
Total present value of lease liability	$59,984

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

The Corporation designates a derivative as a fair value hedge, cash flow hedge or economic undesignated hedge when it enters into the derivative contract. As of June 30, 2019 and December 31, 2018, all derivatives held by the Corporation were considered economic undesignated hedges. These undesignated hedges are recorded at fair value with the resulting gain or loss recognized in current earnings.

The following summarizes the principal derivative activities used by the Corporation in managing interest rate risk:

Interest rate cap agreements - Interest rate cap agreements provide the right to receive cash if a reference interest rate rises above a contractual rate. The value of the interest rate cap increases as the reference interest rate rises. The Corporation enters into interest rate cap agreements for protection from rising interest rates.

Forward Contracts - Forward contracts are primarily sales of to-be-announced (“TBA”) MBS that will settle over the standard delivery date and do not qualify as “regular way” security trades. Regular-way security trades are contracts that have no net settlement provision and no market mechanism to facilitate net settlement and that provide for delivery of a security within the time frame generally established by regulations or conventions in the market place or exchange in which the transaction is being executed. The forward sales are considered derivative instruments that need to be marked to market. The Corporation uses these securities to economically hedge the FHA/VA residential mortgage loan securitizations of the mortgage-banking operations. The Corporation also reports as forward contracts the mandatory mortgage loan sales commitments that it enters into with GSEs that require or permit net settlement via a pair-off transaction or the payment of a pair-off fee. Unrealized gains (losses) are recognized as part of Mortgage banking activities in the consolidated statement of income.

Interest Rate Lock Commitments – Interest rate lock commitments are agreements under which the Corporation agrees to extend credit to a borrower under certain specified terms and conditions in which the interest rate and the maximum amount of the loan are set prior to funding. Under the agreement, the Corporation commits to lend funds to a potential borrower, generally on a fixed rate basis, regardless of whether interest rates change in the market.

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

The following table summarizes the notional amounts of all derivative instruments:

	Notional Amounts (1)
	As of	As of
	June 30,	December 31,
	2019	2018
(In thousands)
Undesignated economic hedges:
Interest rate contracts:
Written interest rate cap agreements	$67,510	$68,510
Purchased interest rate cap agreements	67,510	68,510
Interest rate lock commitments	10,104	11,722
Forward Contracts:
Sale of TBA GNMA MBS pools	30,000	33,000
Forward loan sales commitments	3,869	6,339
	$178,993	$188,081

(1)Notional amounts are presented on a gross basis with no netting of offsetting exposure positions.

The following table summarizes for derivative instruments their fair values and location in the consolidated statements of financial condition:

	Asset Derivatives			Liability Derivatives
	Statement of	June 30,	December 31,		June 30,	December 31,
	Financial	2019	2018		2019	2018
	Condition Location	Fair Value	Fair Value	Statement of Financial Condition Location	Fair Value	Fair Value
(In thousands)

Undesignated economic hedges:

Interest rate contracts:
Written interest rate cap agreements	Other assets	$-	$-	Accounts payable and other liabilities	$94	$617
Purchased interest rate cap agreements	Other assets	96	623	Accounts payable and other liabilities	-	-
Interest rate lock commitments	Other assets	294	383	Accounts payable and other liabilities	-	-

Forward Contracts:
Sales of TBA GNMA MBS pools	Other assets	-	-	Accounts payable and other liabilities	387	383
Forward loan sales commitments	Other assets	20	12	Accounts payable and other liabilities	-	-
		$410	$1,018		$481	$1,000

The following table summarizes the effect of derivative instruments on the consolidated statements of income:

		(Loss) or Gain		(Loss) or Gain
	Location of Unrealized Gain (Loss)	Quarter Ended		Six-Month Period Ended
	Recognized in Statement	June 30,		June 30,
	of Income on Derivatives	2019	2018	2019	2018

		(In thousands)
UNDESIGNATED ECONOMIC HEDGES:
Interest rate contracts:
Written and purchased interest rate cap agreements	Interest income - Loans	$-	$-	$(4)	$-
Interest rate lock commitments	Mortgage Banking Activities	150	-	130	-
Forward contracts:
Sales of TBA GNMA MBS pools	Mortgage Banking Activities	(131)	(51)	(4)	(103)
Forward loan sales commitments	Mortgage Banking Activities	3	-	8	-
Total (loss) gain on derivatives		$22	$(51)	$130	$(103)

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

As of June 30, 2019, the Corporation had not entered into any derivative instrument containing credit-risk-related contingent features.

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

Offsetting of Financial Assets and Derivative Assets

				Gross Amounts Not Offset in the Statement of Financial Position
			Net Amounts of Assets Presented in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position
				Financial Instruments	Cash Collateral
As of June 30, 2019						Net Amount
(In thousands)
Description
Derivatives	$96	$-	$96	$-	$(96)	$-
Securities purchased under agreements to resell	200,000	(200,000)	-	-	-	-
Total	$200,096	$(200,000)	$96	$-	$(96)	$-

				Gross Amounts Not Offset in the Statement of Financial Position
			Net Amounts of Assets Presented in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position
				Financial Instruments	Cash Collateral
As of December 31, 2018						Net Amount
(In thousands)
Description
Derivatives	$623	$-	$623	$-	$(623)	$-
Securities purchased under agreements to resell	200,000	(200,000)	-	-	-	-
Total	$200,623	$(200,000)	$623	$-	$(623)	$-

Offsetting of Financial Liabilities and Derivative Liabilities

Gross Amounts Not Offset in the Statement of Financial Position
Net Amounts of Liabilities Presented in the Statement of Financial Position
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position
				Financial Instruments	Cash Collateral
As of June 30, 2019						Net Amount
(In thousands)
Description
Securities sold under agreements to repurchase	$300,000	$(200,000)	$100,000	$(100,000)	$-	$-

Gross Amounts Not Offset in the Statement of Financial Position
Net Amounts of Liabilities Presented in the Statement of Financial Position
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position
				Financial Instruments	Cash Collateral
As of December 31, 2018						Net Amount
(In thousands)
Description
Securities sold under agreements to repurchase	$350,086	$(200,000)	$150,086	$(150,086)	$-	$-

NOTE 14 – GOODWILL AND OTHER INTANGIBLES

Goodwill as of June 30, 2019 and December 31, 2018 amounted to $28.1 million, recognized as part of Other assets in the consolidated statements of financial condition. The Corporation conducted its annual evaluation of goodwill and other intangibles during the fourth quarter of 2018. The Corporation’s goodwill is related to the U.S. (Florida) reporting unit.

There have been no significant events related to the Florida reporting unit that could indicate potential goodwill impairment since the date of the last evaluation; therefore, no goodwill impairment evaluation was performed during the first six months of 2019. Goodwill and other indefinite life intangibles are reviewed at least annually for impairment.

In connection with the acquisition of the FirstBank-branded credit card loan portfolio, in the second quarter of 2012, the Corporation recognized a purchased credit card relationship intangible of $24.5 million ($4.7 million as of June 30, 2019 and $5.7 million as of December 31, 2018), which is being amortized over the remaining estimated life of 2.4 years on an accelerated basis based on the estimated attrition rate of the purchased credit card accounts, which reflects the Corporation’s estimate that it will realize the economic benefits of the intangible asset as the revenue stream generated by the cardholder relationship is realized.

The core deposit intangible of $3.9 million (December 31, 2018 - $4.3 million) primarily consists of the core deposit acquired in the February 2015 Doral Bank transaction.

In the first quarter of 2016, FirstBank Insurance Agency acquired certain insurance customer accounts and related customer records and recognized an insurance customer relationship intangible of $1.1 million ($0.5 million as of June 30, 2019 and $0.6 million as of December 31, 2018). The acquired accounts have a direct relationship to the previous mortgage loan portfolio acquisitions from Doral Bank and Doral Financial in 2015 and 2014.

The following table shows the gross amount and accumulated amortization of the Corporation’s intangible assets recognized as part of Other assets in the consolidated statements of financial condition:

	As of	As of
	June 30,	December 31,
	2019	2018
(Dollars in thousands)
Core deposit intangible:
Gross amount	$51,664	$51,664
Accumulated amortization (1)	(47,761)	(47,329)
Net carrying amount	$3,903	$4,335

Remaining amortization period (in years)	5.6	6.0

Purchased credit card relationship intangible:
Gross amount	$24,465	$24,465
Accumulated amortization (2)	(19,806)	(18,763)
Net carrying amount	$4,659	$5,702

Remaining amortization period (in years)	2.4	2.9

Insurance customer relationship intangible:
Gross amount	$1,067	$1,067
Accumulated amortization (3)	(521)	(445)
Net carrying amount	$546	$622

Remaining amortization period (in years)	3.5	4.0

(1)For the quarter and six-month period ended June 30, 2019, the amortization expense of core deposit intangibles amounted to $0.2 million and $0.4 million, respectively (2018 - $0.2 million and $0.6 million, respectively).

(2)For the quarter and six-month period ended June 30, 2019, the amortization expense of the purchased credit card relationship intangible amounted to $0.5 million and $1.0 million, respectively (2018 - $0.6 million and $1.1 million, respectively).

(3)For the quarter and six-month periods ended June 30, 2019 and 2018, the amortization expense of the insurance customer relationship intangible amounted to $38 thousand and $76 thousand, respectively.

The estimated aggregate annual amortization expense related to the intangible assets for future periods is as follows:

Amount
(In thousands)
2019	$1,537
2020	2,851
2021	2,658
2022	915
2023	622
2024 and after	525

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

Below is a summary of transactions with VIEs for which the Corporation has retained some level of continuing involvement:

GNMA

The Corporation typically transfers first lien residential mortgage loans in conjunction with GNMA securitization transactions in which the loans are exchanged for cash or securities that are readily redeemed for cash proceeds and servicing rights. The securities issued through these transactions are guaranteed by the issuer and, under seller/servicer agreements, the Corporation is required to service the loans in accordance with the issuers’ servicing guidelines and standards. As of June 30, 2019, the Corporation serviced loans securitized through GNMA with a principal balance of $1.8 billion.

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

The Collins Amendment to the Dodd-Frank Wall Street Reform and Consumer Protection Act eliminated certain TRuPs from Tier 1 Capital; however, these instruments may remain in Tier 2 capital until the instruments are redeemed or mature. Under the indentures, the Corporation has the right, from time to time, and without causing an event of default, to defer payments of interest on the Junior Subordinated Deferrable Debentures by extending the interest payment period at any time and from time to time during the term of the subordinated debentures for up to twenty consecutive quarterly periods. During the second quarter of 2016, the Corporation, having received approval from the Federal Reserve, paid $31.2 million for all of the accrued but deferred interest payments plus the interest for the second quarter of 2016 on the Corporation’s subordinated debentures associated with its TRuPs. Subsequently, the Corporation has received quarterly approvals that have enabled it to make scheduled quarterly interest payments. As of June 30, 2019, the Corporation was current on all interest payments due on its subordinated debt. In October 2017, the New York FED terminated the formal written agreement (the “Written Agreement”) entered into on June 3, 2010 by the Corporation and the Federal Reserve Bank. However, the Corporation has agreed with its regulators to continue to obtain approval before paying dividends, receiving dividends from the Bank, making payments on subordinated debt or TRuPs, incurring or guaranteeing debt or purchasing or redeeming any corporate stock. The Corporation has received approval to make the subordinated debentures’ quarterly payment through December 2019, subject to conditions established in the agreement with regulators.

Grantor Trusts

During 2004 and 2005, an unaffiliated party, referred to in this subsection as the seller, established a series of statutory trusts to effect the securitization of mortgage loans and the sale of trust certificates (the “Grantor Trusts”). The seller initially provided the servicing for a fee, which is senior to the obligations to pay trust certificate holders. The seller then entered into a sales agreement through which it sold and issued the trust certificates in favor of the Corporation’s banking subsidiary. Currently, the Bank is the sole owner of the trust certificates; the servicing of the underlying residential mortgages that generate the principal and interest cash flows is performed by another third party, which receives a servicing fee. The trust certificates are variable-rate securities indexed to 90-day LIBOR plus a spread. The principal payments from the underlying loans are remitted to a paying agent (servicer), who then remits interest to the Bank. Interest income is shared to a certain extent with the FDIC, which has an interest only strip (“IO”) tied to the cash flows of the underlying loans and is entitled to receive the excess of the interest income less a servicing fee over the variable rate income that the Bank earns on the securities. This IO is limited to the weighted-average coupon on the securities. The FDIC became the owner of the IO upon its intervention of the seller, a failed financial institution. No recourse agreement exists, and the Bank, as a sole holder of the certificates, absorbs all risks from losses on non-accruing loans and repossessed collateral. As of June 30, 2019, the amortized cost and fair value of the Grantor Trusts amounted to $17.9 million and $12.5 million, respectively, with a weighted average yield of 4.39%, which is included as part of the Corporation’s available-for-sale investment securities portfolio.

Investment in unconsolidated entity

On February 16, 2011, FirstBank sold an asset portfolio consisting of performing and nonaccrual construction, commercial mortgage and commercial and industrial loans with an aggregate book value of $269.3 million to CPG/GS, an entity organized under the laws of the Commonwealth of Puerto Rico and majority owned by PRLP Ventures LLC (“PRLP”), a company created by Goldman, Sachs & Co. and Caribbean Property Group. In connection with the sale, the Corporation received $88.5 million in cash and a 35% interest in CPG/GS, and made a loan in the amount of $136.1 million representing seller financing provided by FirstBank. The loan matured in February 2018 and was refinanced and consolidated with other outstanding loans of CPG/GS in the second quarter of 2018. As of June 30, 2019, the carrying amount of the refinanced loan was $0.4 million, which was included in the Corporation’s commercial mortgage loans held for investment portfolio. This loan has a three-year maturity, bears a fixed-interest rate, and is primarily secured by income-producing real estate properties and certain residential units. FirstBank’s equity interest in CPG/GS is accounted for under the equity method. FirstBank recorded a loss on its interest in CPG/GS in 2014 that reduced to zero the carrying amount of the Bank’s investment in CPG/GS. No negative investment needs to be reported as the Bank has no legal obligation or commitment to provide further financial support to this entity; thus, no further losses have been or will be recorded on this investment.

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

Servicing Assets

The Corporation sells residential mortgage loans to GNMA, which generally securitizes the transferred loans into MBS. Also, certain conventional conforming loans are sold to FNMA or FHLMC with servicing retained. The Corporation recognizes as separate assets the rights to service loans for others, whether those servicing assets are originated or purchased. Servicing assets are included as part of Other assets in the consolidated statement of financial condition.

The changes in servicing assets are shown below:

	Quarter Ended		Six-Month Period Ended
	June 30,		June 30,
(In thousands)	2019	2018	2019	2018

Balance at beginning of period	$27,431	$26,135	$27,428	$25,255
Capitalization of servicing assets	1,001	1,138	1,869	2,025
Amortization	(1,166)	(729)	(1,976)	(1,466)
Temporary impairment recoveries (charges), net	-	617	(20)	1,330
Other (1)	(35)	30	(70)	47
Balance at end of period	$27,231	$27,191	$27,231	$27,191

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

Changes in the impairment allowance were as follows:

	Quarter Ended		Six-Month Period Ended
	June 30,		June 30,
	2019	2018	2019	2018
(In thousands)
Balance at beginning of period	$50	$673	$30	$1,451
Temporary impairment charges	-	20	24	37
OTTI of servicing assets	-	-	-	(65)
Recoveries	-	(637)	(4)	(1,367)
Balance at end of period	$50	$56	$50	$56

The components of net servicing income are shown below:

	Quarter Ended		Six-Month Period Ended
	June 30,		June 30,
	2019	2018	2019	2018

(In thousands)
Servicing fees	$2,107	$2,058	$4,167	$4,178
Late charges and prepayment penalties	157	146	311	266
Adjustment for loans repurchased	(35)	30	(70)	47
Other	-	-	(15)	-
Servicing income, gross	2,229	2,234	4,393	4,491
Amortization and impairment of servicing assets	(1,166)	(112)	(1,996)	(136)
Servicing income, net	$1,063	$2,122	$2,397	$4,355

The Corporation’s servicing assets are subject to prepayment and interest rate risks. Key economic assumptions used in determining the fair value at the time of sale of the related mortgages ranged as follows:

	Maximum	Minimum
Six-Month Period Ended June 30, 2019:
Constant prepayment rate:
Government-guaranteed mortgage loans	6.3%	6.2%
Conventional conforming mortgage loans	6.8%	6.7%
Conventional non-conforming mortgage loans	9.3%	9.0%
Discount rate:
Government-guaranteed mortgage loans	12.0%	12.0%
Conventional conforming mortgage loans	10.0%	10.0%
Conventional non-conforming mortgage loans	14.3%	14.3%

Six-Month Period Ended June 30, 2018:
Constant prepayment rate:
Government-guaranteed mortgage loans	5.7%	5.6%
Conventional conforming mortgage loans	6.3%	6.2%
Conventional non-conforming mortgage loans	9.6%	9.1%
Discount rate:
Government-guaranteed mortgage loans	12.0%	12.0%
Conventional conforming mortgage loans	10.0%	10.0%
Conventional non-conforming mortgage loans	14.3%	14.3%

The weighted averages of the key economic assumptions that the Corporation used in its valuation model and the sensitivity of the current fair value to immediate 10% and 20% adverse changes in those assumptions for mortgage loans as of June 30, 2019 were as follows:

(Dollars in thousands)
Carrying amount of servicing assets	$27,231
Fair value	$30,396
Weighted-average expected life (in years)	8.32

Constant prepayment rate (weighted-average annual rate)	6.48%
Decrease in fair value due to 10% adverse change	$750
Decrease in fair value due to 20% adverse change	$1,468

Discount rate (weighted-average annual rate)	11.26%
Decrease in fair value due to 10% adverse change	$1,427
Decrease in fair value due to 20% adverse change	$2,739

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

NOTE 16 – DEPOSITS

The following table summarizes deposit balances as of the dates indicated:
	June 30,	December 31,
	2019	2018
(In thousands)
Type of account:
Non-interest-bearing checking accounts	$2,375,517	$2,395,481
Savings accounts	2,408,745	2,334,949
Interest-bearing checking accounts	1,348,469	1,304,043
Certificates of deposit	2,533,759	2,404,644
Brokered certificates of deposit (CDs)	515,691	555,597
Total	$9,182,181	$8,994,714

Brokered CDs mature as follows:
June 30,
2019
(In thousands)

Three months or less	$60,712
Over three months to six months	70,066
Over six months to one year	112,451
One year to three years	245,934
Three years to five years	26,528
Total	$515,691

The following were the components of interest expense on deposits:

	Quarter Ended		Six-Month Period Ended
	June 30,		June 30,
	2019	2018	2019	2018
(In thousands)
Interest expense on deposits	$18,921	$16,667	$36,226	$33,274
Accretion of premium from acquisition	(2)	(2)	(4)	(5)
Amortization of broker placement fees	184	309	373	676
Total interest expense on deposits	$19,103	$16,974	$36,595	$33,945

NOTE 17 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase (repurchase agreements) as of the dates indicated consisted of the following:

	June 30, 2019	December 31, 2018
(Dollars in thousands)
Short-term fixed-rate repurchase agreement (1)	$-	$50,086
Long-term fixed-rate repurchase agreements (2)(3)(4)	100,000	100,000
	$100,000	$150,086

(1)Interest rate of 2.85%.

(2)Interest rate of 2.26%.

(3)Reported net of securities purchased under agreements to repurchase (reverse repurchase agreements) by counterparty, when applicable, pursuant to ASC Topic 210-20-45-11.

(4)Subsequent to June 30, 2019, the lender has not exercised its call option on this callable repurchase agreement.

Repurchase agreements mature as follows:

June 30, 2019
(In thousands)

One to three years	$100,000

As of June 30, 2019 and December 31, 2018, the securities underlying such agreements were delivered to the dealers with which the repurchase agreements were transacted.

Repurchase agreements as of June 30, 2019, grouped by counterparty, were as follows:

(Dollars in thousands)		Weighted-Average
Counterparty	Amount	Maturity (In Months)

JP Morgan Chase	$100,000	31

NOTE 18 – ADVANCES FROM THE FEDERAL HOME LOAN BANK

The following is a summary of the advances from the FHLB as of the indicated dates:

	June 30,	December 31,
(In thousands)	2019	2018

Long-term Fixed-rate advances from FHLB (1)	$740,000	$740,000

(1)Weighted-average interest rate of 2.07%

Advances from FHLB mature as follows:

As of
June 30, 2019
(In thousands)
Over three to six months	$205,000
Over six months to one year	45,000
Over one to three years	290,000
Over three to four years	200,000
Total	$740,000

As of June 30, 2019, the Corporation used $252.0 million in letters of credit issued by the FHLB as pledges for public deposits in the Virgin Islands and had additional capacity of approximately $385.4 million on this credit facility based on collateral pledged at the FHLB, including a haircut reflecting the perceived risk associated with the collateral.

NOTE 19 – OTHER BORROWINGS

Other borrowings, as of the indicated dates, consisted of:

	June 30,	December 31,
	2019	2018
	(In thousands)
Floating rate junior subordinated debentures (FBP Statutory Trust I) (1)	$65,593	$65,593
Floating rate junior subordinated debentures (FBP Statutory Trust II) (2)	118,557	118,557
	$184,150	$184,150

(1)Amount represents junior subordinated interest-bearing debentures due in 2034 with a floating interest rate of 2.75 over 3-month LIBOR (5.16% as of June 30, 2019 and 5.54% as of December 31, 2018).

(2)Amount represents junior subordinated interest-bearing debentures due in 2034 with a floating interest rate of 2.50 over 3-month LIBOR (4.88% as of June 30, 2019 and 5.29% as of December 31, 2018).

NOTE 20 – STOCKHOLDERS’ EQUITY

Common Stock

As of June 30, 2019 and December 31, 2018, the Corporation had 2,000,000,000 authorized shares of common stock with a par value of $0.10 per share. As of June 30, 2019 and December 31, 2018, there were 222,055,625 and 221,789,509 shares issued, respectively, and 217,328,179 and 217,235,140 shares outstanding, respectively. Refer to Note 4 – Stock Based Compensation, for information about transactions related to common stock under the Omnibus Plan.

On May 16, 2019, the Corporation’s Board of Directors, after receiving regulatory approval, declared a quarterly cash dividend of $0.03 per common share that was paid on June 14, 2019 to shareholders of record on May 30, 2019. For the quarter and six-month period ended June 30, 2019, total cash dividends declared on shares of common stock amounted to $6.5 million and $13.1 million, respectively. The Corporation has received regulatory approval to pay quarterly dividends on common stock through December 2019, subject to conditions established in the agreement with regulators. The Corporation intends to request approval in future periods to continue quarterly dividend payments on common stock.

Preferred Stock

The Corporation has 50,000,000 authorized shares of preferred stock with a par value of $1.00, redeemable at the Corporation’s option, subject to certain terms. This stock may be issued in series and the shares of each series have such rights and preferences as are fixed by the Board of Directors when authorizing the issuance of that particular series. As of June 30, 2019, the Corporation has five outstanding series of non-convertible, non-cumulative preferred stock: 7.125% non-cumulative perpetual monthly income preferred stock, Series A; 8.35% non-cumulative perpetual monthly income preferred stock, Series B; 7.40% non-cumulative perpetual monthly income preferred stock, Series C; 7.25% non-cumulative perpetual monthly income preferred stock, Series D; and 7.00% non-cumulative perpetual monthly income preferred stock, Series E. The liquidation value per share is $25.

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

Treasury stock

During the first six months of 2019 and 2018, the Corporation withheld an aggregate of 170,827 shares and 424,810 shares, respectively, of the restricted stock that vested during the first six months of 2019 and 2018, and common stock paid to certain senior officers as additional compensation in 2018, to cover employees’ payroll and income tax withholding liabilities; these shares are held as treasury stock. As of June 30, 2019 and December 31, 2018, the Corporation had 4,727,446 and 4,554,369 shares held as treasury stock, respectively.

FirstBank Statutory Reserve (Legal Surplus)

The Banking Law of the Commonwealth of Puerto Rico requires that a minimum of 10% of FirstBank’s net income for the year be transferred to a legal surplus reserve until such surplus equals the total of paid-in-capital on common and preferred stock. Amounts transferred to the legal surplus reserve from Retained earnings are not available for distribution to the Corporation, including for payment as dividends to the stockholders, without the prior consent of the Puerto Rico Commissioner of Financial Institutions. The Puerto Rico Banking Law provides that, when the expenditures of a Puerto Rico commercial bank are greater than receipts, the excess of the expenditures over receipts must be charged against the undistributed profits of the bank, and the balance, if any, must be charged against the legal surplus reserve, as a reduction thereof. If there is no legal surplus reserve sufficient to cover such balance in whole or in part, the outstanding amount must be charged against the capital account and the Bank cannot pay dividends until it can replenish the legal surplus reserve to an amount of at least 20% of the original capital contributed. During the fourth quarter of 2018, $20.5 million was transferred to the legal surplus reserve. FirstBank’s legal surplus reserve, included as part of Retained earnings in the Corporation’s consolidated statements of financial condition, amounted to $80.2 million as of June 30, 2019. There were no transfers to the legal surplus reserve during the first six months of 2019.

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

For the second quarter and first six months of 2019, the Corporation recorded an income tax expense of $18.0 million and $35.6 million, respectively, compared to $10.2 million and $17.9 million, respectively, for the comparable periods in 2018. The variance in the income tax expense for the second quarter and first six months of 2019, when compared to the same periods in 2018, was primarily related to a higher proportion of taxable to exempt income.

For the six-month period ended June 30, 2019, the Corporation calculated the provision for income taxes by applying the estimated annual effective tax rate for the full fiscal year to ordinary income or loss. In the computation of the consolidated worldwide annual estimated effective tax rate, ASC Topic 740-270, “Income Taxes” (“ASC Topic 740-270”), requires the exclusion of legal entities with pre-tax losses from which a tax benefit cannot be recognized. The Corporation’s estimated annual effective tax rate in the first six months of 2019, excluding entities from which a tax benefit cannot be recognized and discrete items, was 29% compared to 25% for the first six months of 2018. The estimated annual effective tax rate, including all entities, for 2019 was 29% (30% excluding discrete items), compared to 24% for the first six months of 2018 (25% excluding discrete items).

The Corporation’s deferred tax asset amounted to $290.3 million as of June 30, 2019, net of a valuation allowance of $92.8 million, and management concluded, based upon the assessment of all positive and negative evidence, that it is more likely than not that the Corporation will generate sufficient taxable income within the applicable NOL carry-forward periods to realize such amount. The deferred tax asset of the Corporation’s banking subsidiary, FirstBank, amounted to $290.2 million as of June 30, 2019, net of a valuation allowance of $60.0 million, compared to a deferred tax asset of $319.8 million, net of a valuation allowance of $68.1 million, as of December 31, 2018.

The Corporation has U.S. and USVI sourced NOL carryforwards. Section 382 of the U.S. Internal Revenue Code (the “Section 382”) limits the ability to utilize U.S. and USVI NOLs for income tax purposes in such jurisdictions following an event that is considered to be an ownership change. Generally, an “ownership change” occurs when certain shareholders increase their aggregate ownership by more than 50 percentage points over their lowest ownership percentage over a three-year testing period. Upon the occurrence of a Section 382 ownership change, the use of NOLs attributable to the period prior to the ownership change is subject to limitations and only a portion of the U.S. and USVI NOLs may be used by the Corporation to offset its annual U.S. and USVI taxable income, if any. In 2017, the Corporation completed a formal ownership change analysis within the meaning of Section 382 covering a comprehensive period, and concluded that an ownership change had occurred during such period. The Section 382 limitation has resulted in higher U.S. and USVI income tax liabilities than we would have incurred in the absence of such limitation. The Corporation has mitigated to an extent the adverse effects associated with the Section 382 limitation as any such tax paid in the U.S. or USVI can be creditable against Puerto Rico tax liabilities or taken as a deduction against taxable income. However, our ability to reduce our Puerto Rico tax liability through such a credit or deduction depends on our tax profile at each annual taxable period, which is dependent on various factors. For the second quarter and six-month period ended June 30, 2019, the Corporation incurred an income tax expense of approximately $1.2 million and $2.2 million, respectively, related to its U.S. operations, compared to $1.0 million and $2.6 million, respectively, for the comparable periods in 2018. The limitation did not impact the USVI operations for the second quarter and six-month periods ended June 30, 2019 and 2018.

As of June 30, 2019, the Corporation did not have Unrecognized Tax Benefits recorded on its books. The Corporation classifies all interest and penalties, if any, related to tax uncertainties as income tax expense. Audit periods remain open for review until the statute of limitations has passed. The statute of limitations under the 2011 PR Code is four years; the statute of limitations for U.S. and USVI income tax purposes is three years after a tax return is due or filed, whichever is later. The completion of an audit by the taxing authorities or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Corporation’s liability for income taxes. Any such adjustment could be material to the results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. For U.S. and USVI income tax purposes, all tax years subsequent to 2014 remain open to examination. For Puerto Rico tax purposes, all tax years subsequent to 2014 remain open to examination.

NOTE 22 – OTHER COMPREHENSIVE LOSS

The following table presents changes in Accumulated other comprehensive loss for the quarters and six-month periods ended June 30, 2019 and 2018:

	Changes in Accumulated Other Comprehensive Loss by Component (1)
	Quarter ended		Six-month period
	June 30,	June 30,	June 30,	June 30,
	2019	2018	2019	2018
(In thousands)
Unrealized net holding losses on debt securities
Beginning balance	$(19,905)	$(44,662)	$(40,415)	$(20,608)
Other comprehensive income (loss)	17,467	(7,445)	37,977	(31,499)
Ending balance	$(2,438)	$(52,107)	$(2,438)	$(52,107)

Unrealized holding losses on equity securities
Beginning balance	$-	$-	$-	$(6)
Reclassification to retained earnings per ASU 2016-01	-	-	-	6
Other comprehensive income	-	-	-	-
Ending balance	$-	$-	$-	$-
______________________
(1) All amounts presented are net of tax.

For the first six months of 2019 and 2018, there were no amounts reclassified out of Accumulated other comprehensive income (loss).

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

A credit spread is considered for those derivative instruments that are not secured. The cumulative mark-to-market effect of credit risk in the valuation of derivative instruments for the quarters and six-month periods ended June 30, 2019 and 2018 was immaterial.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	As of June 30, 2019				As of December 31, 2018
	Fair Value Measurements Using				Fair Value Measurements Using
(In thousands)	Level 1	Level 2	Level 3	Assets/Liabilities at Fair Value	Level 1	Level 2	Level 3	Assets/Liabilities at Fair Value

Assets:
Securities available for sale:
U.S. Treasury Securities	$7,464	$-	$-	$7,464	$7,456	$-	$-	$7,456
Noncallable U.S. agency debt securities	-	310,624	-	310,624	-	319,124	-	319,124
Callable U.S. agency debt securities and MBS	-	1,465,602	-	1,465,602	-	1,594,622	-	1,594,622
Puerto Rico government obligations	-	4,092	2,899	6,991	-	4,128	2,824	6,952
Private label MBS	-	-	12,507	12,507	-	-	13,914	13,914
Other investments	-	-	500	500	-	-	500	500
Equity securities	434	-	-	434	418	-	-	418
Derivatives, included in assets:
Purchased interest rate cap agreements	-	96	-	96	-	623	-	623
Interest rate lock commitments	-	294	-	294	-	383	-	383
Forward loan sales commitments	-	20	-	20	-	12	-	12
Liabilities:
Derivatives, included in liabilities:
Written interest rate cap agreements	-	94	-	94	-	617	-	617
Forward contracts	-	387	-	387	-	383	-	383

The table below presents a reconciliation of the beginning and ending balances of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarters and six-month periods ended June 30, 2019 and 2018.

	Quarter Ended June 30,
	2019	2018
Level 3 Instruments Only	Securities	Securities
(In thousands)	Available For Sale(1)	Available For Sale(1)

Beginning balance	$16,706	$18,808
Total gains (losses) (realized/unrealized):
Included in other comprehensive income	54	(279)
Principal repayments and amortization	(854)	(700)
Ending balance	$15,906	$17,829

(1)	Amounts mostly related to private label MBS.

	Six-Month Period Ended June 30,
	2019	2018
Level 3 Instruments Only	Securities	Securities
(In thousands)	Available For Sale(1)	Available For Sale(1)

Beginning balance	$17,238	$19,855
Total gains (realized/unrealized):
Included in other comprehensive income	31	193
Principal repayments and amortization	(1,363)	(2,219)
Ending balance	$15,906	$17,829

(1)	Amounts mostly related to private label MBS.

The tables below present qualitative information for significant assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of June 30, 2019 and December 31, 2018:

	June 30, 2019
	Fair Value	Valuation Technique	Unobservable Input	Range		Weighted Average
(Dollars in thousands)				Minimum	Maximum

Investment securities available-for-sale:

Private label MBS	$12,507	Discounted cash flows	Discount rate	13.8%	13.8%	13.8%
			Prepayment rate	3.3%	17.0%	9.1%
			Projected Cumulative Loss Rate	0.0%	6.6%	3.1%

Puerto Rico government obligations	2,899	Discounted cash flows	Discount rate	6.9%	6.9%	6.9%
			Prepayment rate	3.0%	3.0%	3.0%

	December 31, 2018
	Fair Value	Valuation Technique	Unobservable Input	Range		Weighted Average
(Dollars in thousands)				Minimum	Maximum

Investment securities available-for-sale:

Private label MBS	$13,914	Discounted cash flows	Discount rate	14.5%	14.5%	14.5%
			Prepayment rate	3.3%	20.9%	11.4%
			Projected Cumulative Loss Rate	0.0%	6.8%	3.0%

Puerto Rico government obligations	2,824	Discounted cash flows	Discount rate	6.3%	6.3%	6.3%
			Prepayment rate	3.0%	3.0%	3.0%

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

Puerto Rico Government Obligations: The significant unobservable input used in the fair value measurement is the assumed prepayment rate of the underlying residential mortgage loans that collateralize these obligations, which are guaranteed by the PRHFA. A significant increase (decrease) in the assumed rate would lead to a higher (lower) fair value estimate. The fair value of these bonds was based on a discounted cash flow analysis that contemplates the credit quality of the holder of second mortgages and a discount for liquidity constraints on the bonds considering the absence of an active market for them. Due to the guarantee of the PRHFA and other applicable contractual safeguards, no additional credit spread is applied for debt service default.

There were no changes in unrealized gains and losses recorded in earnings for the quarters and six-month periods ended June 30, 2019 and 2018 for Level 3 assets and liabilities that were still held at the end of each period.

Additionally, fair value is used on a nonrecurring basis to evaluate certain assets in accordance with GAAP. Adjustments to fair value usually result from the application of lower-of-cost or market accounting (e.g., loans held for sale carried at the lower-of-cost or fair value and repossessed assets) or write downs of individual assets (e.g., goodwill and loans).

As of June 30, 2019, impairment or valuation adjustments were recorded for assets recognized at fair value on a non-recurring basis as shown in the following table:

				Losses recorded for the Quarter Ended	Losses recorded for the Six-Month Period Ended
	Carrying value as of June 30, 2019			June 30, 2019	June 30, 2019
	Level 1	Level 2	Level 3
(In thousands)

Loans receivable (1)	$-	$-	$346,627	$(1,934)	$(10,569)
OREO (2)	-	-	118,081	(2,820)	(4,829)
Loans held for sale (3)	-	-	7,144	-	-

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

As of June 30, 2018, impairment or valuation adjustments were recorded for assets recognized at fair value on a non-recurring basis as shown in the following table:

				Losses recorded	Losses recorded
				for the Quarter Ended	for the Six-Month Period Ended
	Carrying value as of June 30, 2018			June 30, 2018	June 30, 2018
	Level 1	Level 2	Level 3
(In thousands)

Loans receivable (1)	$-	$-	$392,039	$(3,869)	$(17,972)
OREO (2)	-	-	143,355	(8,076)	(8,164)
Loans held for sale (3)	-	-	54,546	-	(5,830)

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

Qualitative information regarding the fair value measurements for Level 3 financial instruments as of June 30, 2019 are as follows:

June 30, 2019
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

The following tables present the carrying value, estimated fair value and estimated fair value level of the hierarchy of financial instruments as of June 30, 2019 and December 31, 2018:

	Total Carrying Amount in Statement of Financial Condition June 30, 2019	Fair Value Estimate June 30, 2019	Level 1	Level 2	Level 3

(In thousands)

Assets:
Cash and due from banks and money
market investments (amortized cost)	$740,293	$740,293	$740,293	$-	$-
Investment securities available
for sale (fair value)	1,803,688	1,803,688	7,464	1,780,318	15,906
Investment securities held to maturity (amortized cost)	144,672	123,114	-	-	123,114
Equity Securities (fair value)	44,227	44,227	434	43,793	-
Loans held for sale (lower of cost or market)	33,630	34,399	-	27,255	7,144
Loans held for investment (amortized cost)	9,113,955
Less: allowance for loan and lease losses	(172,011)
Loans held for investment, net of allowance	$8,941,944	8,654,929	-	-	8,654,929
Derivatives, included in assets (fair value)	410	410	-	410	-

Liabilities:
Deposits (amortized cost)	9,182,181	9,192,863	-	9,192,863	-
Securities sold under agreements
to repurchase (amortized cost)	100,000	123,244	-	123,244	-
Advances from FHLB (amortized cost)	740,000	742,319	-	742,319	-
Other borrowings (amortized cost)	184,150	184,453	-	-	184,453
Derivatives, included in liabilities (fair value)	481	481	-	481	-

	Total Carrying Amount in Statement of Financial Condition December 31, 2018	Fair Value Estimate December 31, 2018	Level 1	Level 2	Level 3

(In thousands)

Assets:
Cash and due from banks and money
market investments (amortized cost)	$586,203	$586,203	$586,203	$-	$-
Investment securities available
for sale (fair value)	1,942,568	1,942,568	7,456	1,917,874	17,238
Investment securities held to maturity (amortized cost)	144,815	125,658	-	-	125,658
Equity securities (fair value)	44,530	44,530	418	44,112	-
Loans held for sale (lower of cost or market)	43,186	43,831	-	27,720	16,111
Loans held for investment (amortized cost)	8,858,123
Less: allowance for loan and lease losses	(196,362)
Loans held for investment, net of allowance	$8,661,761	8,213,144	-	-	8,213,144
Derivatives, included in assets (fair value)	1,018	1,018	-	1,018	-

Liabilities:
Deposits (amortized cost)	8,994,714	9,005,679	-	9,005,679	-
Securities sold under
agreements to repurchase (amortized cost)	150,086	169,366	-	169,366	-
Advances from FHLB (amortized cost)	740,000	730,253	-	730,253	-
Other borrowings (amortized cost)	184,150	177,201	-	-	177,201
Derivatives, included in liabilities (fair value)	1,000	1,000	-	1,000	-

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

Disaggregation of Revenue

The following table summarizes the Corporation’s revenue, which includes net interest income on financial instruments and non-interest income, disaggregated by type of service and business segment for the quarters and six-month periods ended June 30, 2019 and 2018:

(In thousands)	Mortgage Banking	Consumer (Retail) Banking	Commercial and Corporate	Treasury and Investments	United States Operations	Virgin Islands Operations	Total
Quarter ended June 30, 2019:
Net interest income (1)	$17,311	$62,216	$22,539	$17,862	$16,142	$6,476	$142,546
Service charges and fees on deposit accounts	-	3,409	1,588	-	150	740	5,887
Insurance commissions	-	1,879	-	-	18	128	2,025
Merchant-related income	-	1,102	-	-	-	215	1,317
Credit and debit card fees	-	4,745	324	-	180	520	5,769
Other service charges and fees	30	980	316	-	224	717	2,267
Not in scope of Topic 606 (1)	4,219	411	69	72	197	(10)	4,958
Total non-interest income	4,249	12,526	2,297	72	769	2,310	22,223
Total Revenue	$21,560	$74,742	$24,836	$17,934	$16,911	$8,786	$164,769

(In thousands)	Mortgage Banking	Consumer (Retail) Banking	Commercial and Corporate	Treasury and Investments	United States Operations	Virgin Islands Operations	Total
Quarter ended June 30, 2018:
Net interest income (1)	$20,102	$55,138	$20,443	$12,443	$15,053	$7,292	$130,471
Service charges and fees on deposit accounts	-	3,279	1,230	-	142	693	5,344
Insurance commissions	-	1,618	-	-	33	129	1,780
Merchant-related income	-	964	201	-	-	208	1,373
Credit and debit card fees	-	4,296	336	-	151	518	5,301
Other service charges and fees	21	811	304	71	(60)	269	1,416
Not in scope of Topic 606 (1)	4,645	283	140	-	194	(4)	5,258
Total non-interest income	4,666	11,251	2,211	71	460	1,813	20,472
Total Revenue	$24,768	$66,389	$22,654	$12,514	$15,513	$9,105	$150,943

(In thousands)	Mortgage Banking	Consumer (Retail) Banking	Commercial and Corporate	Treasury and Investments	United States Operations	Virgin Islands Operations	Total
Six-month period ended June 30, 2019:
Net interest income (1)	$35,060	$123,750	$43,472	$34,657	$32,351	$13,437	$282,727
Service charges and fees on deposit accounts	-	6,933	2,912	-	286	1,472	11,603
Insurance commissions	-	5,945	-	-	29	301	6,275
Merchant-related income	-	1,936	196	-	-	479	2,611
Credit and debit card fees	-	9,143	644	-	349	1,036	11,172
Other service charges and fees	74	1,823	742	-	357	799	3,795
Not in scope of Topic 606 (1)	7,781	753	321	146	281	28	9,310
Total non-interest income (loss)	7,855	26,533	4,815	146	1,302	4,115	44,766
Total Revenue	$42,915	$150,283	$48,287	$34,803	$33,653	$17,552	$327,493

(In thousands)	Mortgage Banking	Consumer (Retail) Banking	Commercial and Corporate	Treasury and Investments	United States Operations	Virgin Islands Operations	Total
Six-month period ended June 30, 2018:
Net interest income (1)	$41,307	$106,187	$39,363	$24,961	$28,445	$14,901	$255,164
Service charges and fees on deposit accounts	-	6,444	2,322	-	276	1,390	10,432
Insurance commissions	-	4,762	-	-	45	328	5,135
Merchant-related income	-	1,609	362	-	-	393	2,364
Credit and debit card fees	-	8,465	591	-	279	1,060	10,395
Other service charges and fees	54	1,611	604	71	979	351	3,670
Not in scope of Topic 606 (1)	8,696	290	(409)	2,378	289	16	11,260
Total non-interest income	8,750	23,181	3,470	2,449	1,868	3,538	43,256
Total Revenue	$50,057	$129,368	$42,833	$27,410	$30,313	$18,439	$298,420

(1) Most of the Corporation’s revenue is not within the scope of ASU No. 2014-09, Revenue from Contracts with Customers. The guidance explicitly excludes net interest income from financial assets and liabilities, as well as other noninterest income from loans, leases, investment securities and derivative financial instruments.

For the six-month periods ended June 30, 2019 and 2018, substantially all of the Corporation’s revenue within the scope of ASC Topic 606 was related to performance obligations satisfied at a point in time.

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

Insurance Commissions

For insurance commissions, which include regular and contingent commissions paid to the Corporation’s insurance agency, the agreements contain a performance obligation related to the sale/issuance of the policy and ancillary administrative post-issuance support. The performance obligation will be satisfied as the policies are issued and revenue will be recognized at that point in time. In addition, contingent commission income was found to be constrained, as defined under the new standard. Contingent commission income will be included in the transaction price only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur or payments are received. For the quarter and six-month period ended June 30, 2019, the Corporation recognized revenue of $4 thousand and $2.7 million, respectively, as payments were confirmed and constraints were released, compared to $0.3 million and $2.4 million for the same periods in 2018.

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

Contract Balances

A contract liability is an entity’s obligation to transfer goods or services to a customer in exchange for consideration from the customer. During 2015, the Bank entered into a long-term strategic marketing alliance with another entity to which the Bank sold its merchant contracts portfolio and related POS terminals. Merchant services are marketed through FirstBank’s branches and offices in Puerto Rico and the Virgin Islands. Under the marketing and referral agreement, FirstBank shares with this entity revenues generated by the merchant contracts over the term of the 10-year agreement. As of June 30, 2019, and December 31, 2018, this contract liability amounted to $1.9 million and $2.1 million, respectively, which will be recognized over the remaining term of the contract. For the quarters and six-month period ended June 30, 2019 and 2018, the Corporation recognized revenue and its contract liabilities decreased by approximately $0.1 million and $0.2 million, respectively, due to the completion of performance over time. There were no changes in contract liabilities due to changes in transaction price estimates.

A contract asset is the right to consideration for transferred goods or services when the amount is conditioned on something other than the passage of time. As of June 30, 2019 and December 31, 2018, there were no receivables from contracts with customers or contract assets recorded on the Corporation’s consolidated financial statements.

Other

Except for the contract liabilities noted above, the Corporation did not have any significant performance obligations as of June 30, 2019. The Corporation also did not have any material contract acquisition costs and did not make any significant judgments or estimates in recognizing revenue for financial reporting purposes.

NOTE 25 – SUPPLEMENTAL STATEMENT OF CASH FLOWS INFORMATION

Supplemental statement of cash flows information is as follows:

	Six-Month Period Ended June 30,
	2019	2018
	(In thousands)

Cash paid for:
Interest on borrowings	$52,089	$49,102
Income tax	6,825	3,527
Operating cash flow from operating leases	4,876	-
Non-cash investing and financing activities:
Additions to OREO	20,138	27,393
Additions to auto and other repossessed assets	21,705	30,194
Capitalization of servicing assets	1,869	2,025
Loan securitizations	115,019	119,754
Loans held for investment transferred to held for sale	10,114	69,851
Loans held for sale transferred to held for investment	-	385
Right-of-use asset obtained in exchange for operating lease liabilities	2,418	-
Adoption of lease accounting standard:
Right-of-use assets operating leases	57,178	-
Right-of-use liabilities operating leases	59,818	-

NOTE 26 – SEGMENT INFORMATION

Based upon the Corporation’s organizational structure and the information provided to the Chief Executive Officer and, to a lesser extent, the Board of Directors of the Corporation, the operating segments are based primarily on the Corporation’s lines of business for its operations in Puerto Rico, the Corporation’s principal market, and by geographic areas for its operations outside of Puerto Rico. As of June 30, 2019, the Corporation had six reportable segments: Commercial and Corporate Banking; Mortgage Banking; Consumer (Retail) Banking; Treasury and Investments; United States Operations; and Virgin Islands Operations. Management determined the reportable segments based on the internal reporting used to evaluate performance and to assess where to allocate resources. Other factors, such as the Corporation’s organizational chart, nature of the products, distribution channels, and the economic characteristics of the products, were also considered in the determination of the reportable segments.

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

The following table presents information about the reportable segments:

(In thousands)	Mortgage Banking	Consumer (Retail) Banking	Commercial and Corporate	Treasury and Investments	United States Operations	Virgin Islands Operations	Total
For the quarter ended June 30, 2019:
Interest income	$30,545	$52,801	$38,110	$15,633	$24,964	$7,457	$169,510
Net (charge) credit for transfer of funds	(13,234)	18,524	(15,571)	11,742	(1,461)	-	-
Interest expense	-	(9,109)	-	(9,513)	(7,361)	(981)	(26,964)
Net interest income	17,311	62,216	22,539	17,862	16,142	6,476	142,546

(Provision) releases for loan and lease losses	(695)	(8,383)	(1,474)	-	(1,938)	(44)	(12,534)
Non-interest income	4,249	12,526	2,297	72	769	2,310	22,223
Direct non-interest expenses	(9,561)	(28,847)	(9,212)	(568)	(8,783)	(7,245)	(64,216)
Segment income	$11,304	$37,512	$14,150	$17,366	$6,190	$1,497	$88,019

Average earnings assets	$2,184,350	$1,907,785	$2,549,429	$2,426,182	$1,940,305	$471,159	$11,479,210

(In thousands)	Mortgage Banking	Consumer (Retail) Banking	Commercial and Corporate	Treasury and Investments	United States Operations	Virgin Islands Operations	Total
For the quarter ended June 30, 2018:
Interest income	$31,860	$44,050	$35,274	$15,428	$20,880	$8,141	$155,633
Net (charge) credit for transfer of funds	(11,758)	18,064	(14,831)	8,705	(180)	-	-
Interest expense	-	(6,976)	-	(11,690)	(5,647)	(849)	(25,162)
Net interest income	20,102	55,138	20,443	12,443	15,053	7,292	130,471

(Provision) release for loan and lease losses	(4,258)	(12,703)	(2,260)	-	(1,597)	1,282	(19,536)
Non-interest income	4,666	11,251	2,211	71	460	1,813	20,472
Direct non-interest expenses	(10,471)	(29,062)	(8,085)	(951)	(8,533)	(7,408)	(64,510)
Segment income	$10,039	$24,624	$12,309	$11,563	$5,383	$2,979	$66,897

Average earnings assets	$2,269,640	$1,584,114	$2,551,130	$2,692,677	$1,742,522	$541,624	$11,381,707

(In thousands)	Mortgage Banking	Consumer (Retail) Banking	Commercial and Corporate	Treasury and Investments	United States Operations	Virgin Islands Operations	Total
Six-Month Period Ended June 30, 2019
Interest income	$61,402	$102,776	$75,497	$31,882	$49,121	$15,304	$335,982
Net (charge) credit for transfer of funds	(26,342)	38,186	(32,025)	22,992	(2,811)	-	-
Interest expense	-	(17,212)	-	(20,217)	(13,959)	(1,867)	(53,255)
Net interest income	35,060	123,750	43,472	34,657	32,351	13,437	282,727

Provision for loan and lease losses	(7,107)	(17,795)	6,576	-	(6,302)	274	(24,354)
Non-interest income	7,855	26,533	4,815	146	1,302	4,115	44,766
Direct non-interest expenses	(18,042)	(58,251)	(18,201)	(1,291)	(17,145)	(14,985)	(127,915)
Segment income	$17,766	$74,237	$36,662	$33,512	$10,206	$2,841	$175,224

Average earnings assets	$2,203,670	$1,866,243	$2,521,438	$2,404,052	$1,921,642	$472,030	$11,389,075

(In thousands)	Mortgage Banking	Consumer (Retail) Banking	Commercial and Corporate	Treasury and Investments	United States Operations	Virgin Islands Operations	Total
Six-Month Period Ended June 30, 2018
Interest income	$64,181	$86,600	$67,611	$29,682	$40,407	$16,570	$305,051
Net (charge) credit for transfer of funds	(22,874)	33,286	(28,248)	18,679	(843)	-	-
Interest expense	-	(13,699)	-	(23,400)	(11,119)	(1,669)	(49,887)
Net interest income	41,307	106,187	39,363	24,961	28,445	14,901	255,164

Provision for loan and lease losses	(4,639)	(18,496)	(9,060)	-	(3,056)	(4,829)	(40,080)
Non-interest income	8,750	23,181	3,470	2,449	1,868	3,538	43,256
Direct non-interest expenses	(18,191)	(55,963)	(14,799)	(1,899)	(16,489)	(15,030)	(122,371)
Segment income (loss)	$27,227	$54,909	$18,974	$25,511	$10,768	$(1,420)	$135,969

Average earnings assets	$2,280,770	$1,579,773	$2,578,498	$2,585,641	$1,726,310	$556,340	$11,307,332

The following table presents a reconciliation of the reportable segment financial information to the consolidated totals:

	Quarter Ended		Six-Month Period Ended
	June 30,		June 30,
	2019	2018	2019	2018

Net income :

Total income for segments and other	$88,019	$66,897	$175,224	$135,969
Other operating expenses (1)	(28,721)	(25,706)	(54,994)	(53,872)
Income before income taxes	59,298	41,191	120,230	82,097
Income tax expense	18,011	10,159	35,629	17,917
Total consolidated net income	$41,287	$31,032	$84,601	$64,180

Average assets:

Total average earning assets for segments	$11,479,210	$11,381,707	$11,389,075	$11,307,332
Average non-earning assets	969,286	963,752	977,577	943,828
Total consolidated average assets	$12,448,496	$12,345,459	$12,366,652	$12,251,160

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

The Federal Reserve Board, the FDIC, and the Office of the Comptroller of the Currency (collectively “the agencies”) have issued several rulemakings over the last two years to simplify certain aspects of the capital rule. For example, the capital rule included transitional arrangements for certain requirements. Under such transitional arrangements in the capital rule, any amount of mortgage servicing assets, temporary difference deferred tax assets, and investments in the capital of unconsolidated financial institutions that a banking organization did not deduct from common equity tier 1 capital was risk weighted at 100 percent until January 1, 2018. In 2017, the agencies adopted a rule (transition rule) to allow non-advanced approaches banking organizations, such as the Corporation and FirstBank, to continue to apply the transition treatment in effect in 2017 (including the 100 percent risk weight for mortgage servicing assets, temporary difference deferred tax assets, and significant investments in the capital of unconsolidated financial institutions) while the agencies considered the simplifications proposal.

On July 9, 2019, the agencies adopted a final rule that supersedes the regulatory capital transition rules and eliminates the transition provisions that are no longer operative. The final rule will be generally effective April 1, 2020 and eliminates: (i) the 10 percent common equity tier 1 capital deduction threshold, which applies individually to holdings of mortgage servicing assets, temporary difference deferred tax assets, and significant investments in the capital of unconsolidated financial institutions in the form of common stock; (ii) the 15 percent common equity tier 1 capital deduction threshold, which applies to the aggregate amount of such items; (iii) the 10 percent threshold for non-significant investments, which applies to holdings of regulatory capital of unconsolidated financial institutions; and (iv) the deduction treatment for significant investments in the capital of unconsolidated financial institutions that are not in the form of common stock. Instead of the current capital rule's treatments for mortgage servicing assets, temporary difference deferred tax assets, and investments in the capital of unconsolidated financial institutions, the final rule requires non-advanced approaches banking organizations to deduct from common equity tier 1 capital any amount of mortgage servicing assets, temporary difference deferred tax assets, and investments in the capital of unconsolidated financial institutions that individually exceed 25 percent of common equity tier 1 capital of the banking organization (the 25 percent common equity tier 1 capital deduction threshold). The final rule retains the deferred requirement that requires a banking organization to apply a 250 percent risk weight to non-deducted mortgage servicing assets or temporary difference deferred tax assets.

Please refer to the discussion in “Part I, – Item 1, – Business – Supervision and Regulation,” included in the 2018 Form 10-K for a more complete discussion of supervision and regulatory matters and activities that affect the Corporation and its subsidiaries.

The regulatory capital positions of the Corporation and FirstBank as of June 30, 2019 and December 31, 2018 were as follows:

	Regulatory Requirements

	Actual		For Capital Adequacy Purposes		To be Well-Capitalized-General Thresholds

	Amount	Ratio	Amount	Ratio	Amount	Ratio

(Dollars in thousands)
As of June 30, 2019
Total Capital (to
Risk-Weighted Assets)
First BanCorp.	$2,203,045	24.25%	$726,759	8.0%	N/A	N/A
FirstBank	$2,157,718	23.74%	$727,167	8.0%	$908,959	10.0%
Common Equity Tier 1 Capital
(to Risk-Weighted Assets)
First BanCorp.	$1,874,143	20.63%	$408,802	4.5%	N/A	N/A
FirstBank	$1,735,483	19.09%	$409,031	4.5%	$590,823	6.5%
Tier I Capital (to
Risk-Weighted Assets)
First BanCorp.	$1,910,247	21.03%	$545,069	6.0%	N/A	N/A
FirstBank	$2,043,485	22.48%	$545,375	6.0%	$727,167	8.0%
Leverage ratio
First BanCorp.	$1,910,247	15.64%	$488,558	4.0%	N/A	N/A
FirstBank	$2,043,485	16.75%	$488,108	4.0%	$610,135	5.0%

As of December 31, 2018
Total Capital (to
Risk-Weighted Assets)
First BanCorp.	$2,118,940	24.00%	$706,418	8.0%	N/A	N/A
FirstBank	$2,075,894	23.51%	$706,426	8.0%	$883,032	10.0%
Common Equity Tier 1 Capital
(to Risk-Weighted Assets)
First BanCorp.	$1,792,880	20.30%	$397,360	4.5%	N/A	N/A
FirstBank	$1,656,563	18.76%	$397,365	4.5%	$573,971	6.5%
Tier I Capital (to
Risk-Weighted Assets)
First BanCorp.	$1,828,984	20.71%	$529,814	6.0%	N/A	N/A
FirstBank	$1,964,563	22.25%	$529,819	6.0%	$706,426	8.0%
Leverage ratio
First BanCorp.	$1,828,984	15.37%	$475,924	4.0%	N/A	N/A
FirstBank	$1,964,563	16.53%	$475,490	4.0%	$594,362	5.0%

The Corporation enters into financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments may include commitments to extend credit. As of June 30, 2019, commitments to extend credit amounted to approximately $1.3 billion, of which $658.2 million relates to credit card loans. Commercial and financial standby letters of credit amounted to approximately $52.2 million. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Since certain commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. For most of the commercial lines of credit, the Corporation has the option to reevaluate the agreement prior to additional disbursements. In the case of credit cards and personal lines of credit, the Corporation can cancel the unused credit facility at any time and without cause.

As of June 30, 2019, First BanCorp. and its subsidiaries were defendants in various legal proceedings arising in the ordinary course of business. On at least a quarterly basis, the Corporation assesses its liabilities and contingencies in connection with threatened and outstanding legal cases, matters and proceedings, utilizing the latest information available. For cases, matters and proceedings where it is both probable the Corporation will incur a loss and the amount can be reasonably estimated, the Corporation establishes an accrual for the loss. Once established, the accrual is adjusted as appropriate to reflect any relevant developments. For cases, matters or proceedings where a loss is not probable or the amount of the loss cannot be estimated, no accrual is established.

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

If management believes that, based on available information, it is at least reasonably possible that a material loss (or additional material loss in excess of any accrual) will be incurred in connection with any legal actions, the Corporation discloses an estimate of the possible loss or range of loss, either individually or in the aggregate, as appropriate, if such an estimate can be made, or discloses that an estimate cannot be made. Based on the Corporation’s assessment as of June 30, 2019, no such disclosures were necessary. However in the event of unexpected future developments, it is possible that the ultimate resolution of these cases, matters and proceedings, if unfavorable, may be material to the Corporation’s consolidated financial position on a particular period.

Set forth below is a description of the Corporation’s significant legal proceedings:

Ramírez Torres, et al. v. Banco Popular de Puerto Rico, et al. FirstBank Puerto Rico has been named a defendant in a punitive class action complaint, filed in February 2017 at the Court of First Instance in San Juan, Puerto Rico. The Complaint seeks damages and preliminary injunctive relief on behalf of the purported class (“Plaintiffs”) against Banco Popular de Puerto Rico and other financial institutions with insurance agency subsidiaries in Puerto Rico (“Defendants”). Plaintiffs allege that Defendants have been unjustly enriched by failing to reimburse them for "good experience" commissions allegedly paid by Antilles Insurance Company and Puerto Rico Home Insurance Company. In March 2017, FirstBank Puerto Rico filed a Motion to Dismiss and a Motion for Declaratory Judgment and Third-Party Complaint against Antilles Insurance Company and the Insurance Commissioner's Office. All other co-defendants filed motions to dismiss the complaint and opposed the request for preliminary injunctive relief. Antilles Insurance Company filed a Motion against the Third-Party Complaint filed by FirstBank Puerto Rico, which FirstBank Puerto Rico opposed. The Insurance Commissioner's Office filed a Motion for Summary Judgment. In July 2017, the Court issued a Judgment granting the Motions to Dismiss filed by Defendants, dismissing the Complaint with prejudice, except the Third-Party Complaint filed by FirstBank Puerto Rico which was dismissed without prejudice. In August 2017, Plaintiffs filed an appeal before the Puerto Rico Court of Appeals and FirstBank Puerto Rico and other co-defendants filed their Oppositions to Plaintiffs’ appeal. In March 2018, the Court of Appeals entered a Judgment revoking the lower court’s Judgment. One co-defendant filed for reconsideration, which was denied, and all other co-defendants filed their respective Petitions of Certiorari before the Puerto Rico Supreme Court, which also denied review. Co-defendants have filed for reconsideration. All Motions for Reconsideration were denied, and the case was remanded to the Court of First Instance for the continuation of proceedings. A Class certification hearing scheduled for May 2, 2019 was changed to a status hearing. Parties discussed their respective positions, specifically that prior to celebrating any other hearing, it is imperative that the Court enters to resolve FirstBank’s suit seeking Declaratory Judgment. Memorandums of law regarding the validity of the Antilles Insurance policy endorsement were filed on June 3, 2019 in compliance with a court order. A preliminary injunction hearing is scheduled for September 2019.

NOTE 28 – FIRST BANCORP. (HOLDING COMPANY ONLY) FINANCIAL INFORMATION

The following condensed financial information presents the financial position of the Holding Company only as of June 30, 2019 and December 31, 2018, and the results of its operations for the quarters and six-month periods ended June 30, 2019 and 2018.

Statements of Financial Condition
(Unaudited)

	As of June 30,	As of December 31,
	2019	2018

(In thousands)

Assets
Cash and due from banks	$21,542	$10,984
Money market investments	6,211	6,111
Other investment securities	285	285
Investment in First Bank Puerto Rico, at equity	2,285,662	2,179,655
Investment in First Bank Insurance Agency, at equity	22,463	17,780
Investment in FBP Statutory Trust I	1,963	1,963
Investment in FBP Statutory Trust II	3,561	3,561
Other assets	5,597	12,219
Total assets	$2,347,284	$2,232,558
Liabilities and Stockholdersʼ Equity
Liabilities:
Other borrowings	$184,150	$184,150
Accounts payable and other liabilities	10,158	3,704
Total liabilities	194,308	187,854
Stockholdersʼ equity	2,152,976	2,044,704
Total liabilities and stockholdersʼ equity	$2,347,284	$2,232,558

Statements of Income
(Unaudited)

	Quarter Ended		Six-Month Period Ended
	June 30,		June 30,
	2019	2018	2019	2018
(In thousands)

Income:
Interest income on money market investments	$40	$5	$145	$10
Dividend income from banking subsidiaries	11,250	3,800	20,750	25,384
Other income	71	70	146	133
	11,361	3,875	21,041	25,527
Expense:
Other borrowings	2,413	2,235	4,879	4,320
Other operating expenses	549	631	1,105	1,227
	2,962	2,866	5,984	5,547
Gain on early extinguishment of debt	-	-	-	2,316
Income before income taxes and equity
in undistributed earnings of subsidiaries	8,399	1,009	15,057	22,296
Income tax provision	-	-	1,339	-
Equity in undistributed earnings of subsidiaries	32,888	30,023	70,883	41,884
Net income	$41,287	$31,032	$84,601	$64,180
Other comprehensive income (loss), net of tax	17,467	(7,445)	37,977	(31,492)
Comprehensive income	$58,754	$23,587	$122,578	$32,688

NOTE 29 – SUBSEQUENT EVENTS

The Corporation has performed an evaluation of events occurring subsequent to June 30, 2019; management has determined that there were no events occurring in this period that require disclosure in or adjustment to the accompanying financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)

SELECTED FINANCIAL DATA
	Quarter ended		Six-Month Period Ended
(In thousands, except for per share and financial ratios)	June 30,		June 30,
	2019	2018	2019	2018
Condensed Income Statements:
Total interest income	$169,510	$155,633	$335,982	$305,051
Total interest expense	26,964	25,162	53,255	49,887
Net interest income	142,546	130,471	282,727	255,164
Provision for loan and lease losses	12,534	19,536	24,354	40,080
Non-interest income	22,223	20,472	44,766	43,256
Non-interest expenses	92,937	90,216	182,909	176,243
Income before income taxes	59,298	41,191	120,230	82,097
Income tax expense	18,011	10,159	35,629	17,917
Net income	41,287	31,032	84,601	64,180
Net income attributable to common stockholders	40,618	30,363	83,263	62,842
Per Common Share Results:
Net earnings per common share-basic	$0.19	$0.14	$0.38	$0.29
Net earnings per common share-diluted	$0.19	$0.14	$0.38	$0.29
Cash dividends declared	$0.03	$-	$0.06	$-
Average shares outstanding	216,674	215,737	216,507	215,194
Average shares outstanding diluted	216,978	216,666	216,965	216,483
Book value per common share	$9.74	$8.59	$9.74	$8.59
Tangible book value per common share (1)	$9.57	$8.40	$9.57	$8.40
Selected Financial Ratios (In Percent):
Profitability:
Return on Average Assets	1.33	1.01	1.38	1.06
Interest Rate Spread	4.42	4.11	4.43	4.07
Net Interest Margin	4.90	4.49	4.91	4.45
Interest Rate Spread - tax equivalent basis (2)	4.59	4.28	4.61	4.25
Net Interest Margin - tax equivalent basis (2)	5.07	4.67	5.09	4.62
Return on Average Total Equity	7.77	6.65	8.09	6.93
Return on Average Common Equity	7.90	6.78	8.23	7.07
Average Total Equity to Average Total Assets	17.12	15.17	17.05	15.24
Tangible common equity ratio (1)	16.64	14.78	16.64	14.78
Dividend payout ratio	16.00	-	15.60	-
Efficiency ratio (3)	56.40	59.77	55.85	59.06
Asset Quality:
Allowance for loan and lease losses to total loans held for investment	1.89	2.57	1.89	2.57
Net charge-offs (annualized) to average loans (4)	1.07	1.07	1.09	1.14
Provision for loan and lease losses to net charge-offs	51.68	83.64	50.00	80.34
Non-performing assets to total assets (4)	3.06	5.02	3.06	5.02
Nonaccrual loans held for investment to total loans held for investment (4)	2.78	4.85	2.78	4.85
Allowance to total nonaccrual loans held for investment (4)	67.96	52.97	67.96	52.97
Allowance to total nonaccrual loans held for investment,
excluding residential real estate loans	139.16	86.53	139.16	86.53
Other Information:
Common Stock Price: End of period	$11.04	$7.65	$11.04	$7.65

	As of June 30, 2019	As of December 31, 2018

Balance Sheet Data:
Total loans, including loans held for sale	$9,147,585	$8,901,309
Allowance for loan and lease losses	172,011	192,362
Money market and investment securities	2,090,440	2,139,503
Intangible assets	37,206	38,757
Deferred tax asset, net	290,326	319,851
Total assets	12,537,196	12,243,561
Deposits	9,182,181	8,994,714
Borrowings	1,024,150	1,074,236
Total preferred equity	36,104	36,104
Total common equity	2,119,310	2,049,015
Accumulated other comprehensive loss, net of tax	(2,438)	(40,415)
Total equity	2,152,976	2,044,704

(1)Non-GAAP financial measures (as defined below). Refer to "Capital" below for additional information about the components and a reconciliation of these measures.

(2)On a tax-equivalent basis and excluding the changes in fair value of derivative instruments (see "Net Interest Income" below for a reconciliation of these non-GAAP financial measures).

(3)Non-interest expenses to the sum of net interest income and non-interest income.

(4)Loans used in the denominator in calculating each of these ratios include purchased credit-impaired ("PCI") loans. However, the Corporation separately tracks and reports PCI loans and excludes these from nonaccrual loan and non-performing asset amounts.

The following MD&A relates to the accompanying unaudited consolidated financial statements of First BanCorp. (the “Corporation” or “First BanCorp.”) and should be read in conjunction with such financial statements and the notes thereto. This section also presents certain financial measures that are not based in generally accepted accounting principles in the United States (“GAAP”). See “Risk Management - Basis of Presentation” below for information about why the non-GAAP financial measures are being presented and the reconciliation of the non-GAAP financial measures for which the reconciliation is not presented earlier.

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

The Corporation had net income of $41.3 million, or $0.19 per diluted common share, for the quarter ended June 30, 2019, compared to $31.0 million, or $0.14 per diluted common share, for the same period in 2018.

The key drivers of the Corporation’s GAAP financial results for the quarter ended June 30, 2019, compared to the same period in 2018, include the following:

•Net interest income increased by $12.1 million to $142.5 million for the quarter ended June 30, 2019, compared to $130.5 million for the same period in 2018. The increase in net interest income was driven primarily by: (i) an $8.7 million increase in interest income on consumer loans, mainly due to a $310.4 million increase in the average balance of this portfolio, primarily auto loans, finance leases, and personal loans; and (ii) a $6.6 million increase in interest income on commercial and construction loans, primarily due to the growth in the average balance of the performing commercial portfolio and, to a lesser extent, higher short-term market interest rates compared to 2018 levels. These increases were partially offset by: (i) a $1.8 million increase in total interest expense, driven by the effect of higher market interest rates on the cost of retail CDs, brokered CDs, and FHLB advances, partially offset by the decline of $365.7 million in the average balance of brokered CDs and the effect of a $100 million repurchase agreement that was called prior to maturity in the third quarter of 2018; and (ii) a $1.5 million decrease in interest income on residential mortgage loans, mainly due to a $120.6 million decrease in the average balance of this portfolio.

The net interest margin increased to 4.90% for the second quarter of 2019, compared to 4.49% for the same period a year ago, primarily related to higher loan yields, an improved funding mix driven by the increase in the proportion of interest-earning assets funded by the growth in non-interest-bearing deposits, and an increase in the proportion of higher-yielding loans, such as consumer loans, to total interest-earning assets. See “Results of Operations - Net Interest Income” below for additional information.

•The provision for loan and lease losses decreased by $7.0 million to $12.5 million for the second quarter of 2019, compared to $19.5 million for the same period in 2018. The decrease was driven by: (i) a $4.6 million decrease in the provision for consumer loans, primarily related to a decrease in charge-offs related to auto and personal loans, the effect in the second quarter of 2018 of refinements in the measure of qualitative factors used in the determination of the general reserve for consumer loans, and improvements in delinquency migration patterns; and (ii) a $3.0 million decrease in the provision for residential mortgage loans, reflecting the effect of improvements in delinquent loan levels, and the overall decrease in the size of this portfolio. These variances were partially offset by a $0.6 million increase in the provision for commercial and construction loans, primarily due to the effect in the second quarter of 2018 of a $1.8 million net loan loss reserve release associated with revised estimates of the hurricane-related qualitative reserve for commercial and construction loans, as well as the effect in the second quarter of 2018 of a net reserve release of $1.6 million related to refinements to the measurement of qualitative factors in the estimation process of the general allowance for loan losses for commercial loans, partially offset by lower charges to specific reserves on impaired loans in the second quarter of 2019.

Net charge-offs totaled $24.3 million for the second quarter of 2019, or 1.07% of average loans on an annualized basis, compared to $23.4 million, or 1.07% of average loans for the same period in 2018. Charge-offs for the second quarter of 2019 include an $11.4 million charge-off taken on a commercial mortgage loan in the Florida region against a previously-established specific reserve. The overall increase of $3.2 million in net charge-offs of commercial and construction loans for the second quarter of 2019, as compared to the same period in 2018, was offset by decreases of $1.6 million and $0.7 million in net charge-offs of consumer and residential mortgage loans, respectively. See “Provision for Loan and Lease Losses” and “Risk Management” below for an analysis of the allowance for loan and lease losses and non-performing assets and related ratios.

•The Corporation recorded non-interest income of $22.2 million for the second quarter of 2019, compared to $20.5 million for the second quarter of 2018. The increase was primarily driven by: (i) a $0.6 million gain from hurricane-related insurance proceeds recorded in the second quarter of 2019; (ii) a $0.5 million increase in service charges on deposits, primarily related to an increase in returned items, overdraft, and cash management transactions; and (iii) a $0.4 million increase in credit and debit card interchange fee income due to higher transaction volumes. See “Results of Operation - Non-Interest Income” below for additional information.

•Non-interest expenses for the second quarter of 2019 were $92.9 million, compared to $90.2 million for the same period in 2018. The increase was driven by: (i) a $2.1 million increase in occupancy and equipment expenses, reflecting an increase of $1.8 million in depreciation and amortization expenses, including software license fees, and a $0.4 million increase related to a write-down of previously capitalized costs associated with changes in the scope and requirements of a technology-related project; (ii) a $1.5 million increase in professional fees, reflecting an increase of $0.7 million in outsourced technology services, a $0.4 million increase in attorneys’ collection fees, and a $0.6 million decrease in legal and audit-related fees; (iii) a $1.3 million increase in employees’ compensation and benefits expenses, primarily due to salary merit increases and adjustments related to the Corporation’s annual salary review process that took effect in July 2018, higher headcount, and higher matching contributions to the employees’ retirement plans.

These variances were partially offset by: (i) a $1.0 million decrease in the FDIC insurance premium expense, reflecting, among other things, the effect of improved earnings trends and reductions in brokered CDs; (ii) a $0.6 million decrease related to the reversal of previously accrued amounts for local supervisory assessments, based on the most recent assessment bill; and (iii) a $0.6 million decrease in losses from other real estate owned (“OREO”) operations, primarily reflecting a $2.6 million decrease in adverse fair value adjustments to the value of OREO properties, partially offset by a $1.1 million decrease in income recognized from rental payments associated with income-producing properties and higher losses on sales. See “Non-Interest Expenses” below for additional information.

•For the second quarter of 2019, the Corporation recorded an income tax expense of $18.0 million, compared to $10.2 million for the same period in 2018. The increase was driven by higher pre-tax earnings generated in the second quarter of 2019 and, to a lesser extent, an increase in the effective tax rate attributable to a higher proportion of taxable to exempt income in 2019. The Corporation’s estimated annual effective tax rate for the first six months of 2019, excluding entities from which a tax benefit cannot be recognized and discrete items, was 29%, compared to 25% for the first six months of 2018. The estimated annual effective tax rate, including all entities for 2019, was 29% (30% excluding discrete items), compared to 24% for the first six months of 2018 (25% excluding discrete items). As of June 30, 2019, the Corporation had a deferred tax asset of $290.3 million (net of a valuation allowance of $92.8 million, including a valuation allowance of $60.0 million against the deferred tax assets of the Corporation’s banking subsidiary, FirstBank). See “Income Taxes” below for additional information.

•As of June 30, 2019, total assets were $12.5 billion, an increase of $293.6 million from December 31, 2018. The increase was mainly due to a $246.3 million increase in total loans, consisting of a growth of $175.3 million in the Puerto Rico region, a $70.2 million increase in the Florida region, and a $0.8 million increase in the Virgin Islands region. On a portfolio basis, the increase consisted of a $171.1 million growth in commercial and construction loans and a $168.2 million growth in consumer loans, partially offset by a $93.1 million decrease in residential mortgage loans. In addition, there was an increase of $154.1 million in cash and cash equivalents and a $57.3 million increase related to the recognition of a right-of-use asset for operating leases in accordance with the adoption of the Accounting Standards Update No. (“ASU”) 2016-02, “Leases (Topic 842).” These increases were partially offset by a $139.3 million decrease in total investment securities driven by prepayments of U.S. agencies MBS, and U.S. agencies bonds that matured or were called prior to maturity. See “Financial Condition and Operating Data Analysis” below for additional information.

•As of June 30, 2019, total liabilities were $10.4 billion, an increase of $185.4 million from December 31, 2018. The increase was mainly due a $137.5 million increase in government deposits, an $89.9 million increase in deposits, excluding brokered CDs and government deposits, and a $57.3 million increase related to the effect of the right-of-use liability for operational leases recorded in connection with the adoption of ASU 2016-02 in 2019. These increases were partially offset by the repayment at maturity of a $50.1 million short-term repurchase agreement and a $39.9 million decrease in brokered CDs. See “Risk Management – Liquidity Risk and Capital Adequacy” below for additional information about the Corporation’s funding sources.

•As of June 30, 2019, the Corporation’s stockholders’ equity was $2.2 billion, an increase of $108.3 million from December 31, 2018. The increase was mainly driven by the earnings generated in the first six months of 2019 and a $38.0 million increase in the fair value of available-for-sale investment securities recorded as part of Other comprehensive income, partially offset by common and preferred stock dividends declared in the first half of 2019 totaling $14.4 million. The Corporation’s Total Capital, Common Equity Tier 1 Capital, Tier 1 Capital and Leverage ratios were 24.25%, 20.63%, 21.03%, and 15.64%, respectively, as of June 30, 2019, compared to Total Capital, Common Equity Tier 1 Capital, Tier 1 Capital and Leverage ratios of 24.00%, 20.30%, 20.71%, and 15.37%, respectively, as of December 31. 2018. See “Risk Management – Capital” below for additional information.

•Total loan production, including purchases, refinancings, renewals and draws from existing revolving and non-revolving commitments, but excluding the utilization activity on outstanding credit cards, was $885.4 million for the quarter ended June 30, 2019, compared to $726.8 million for the same period in 2018. The increase primarily reflects higher commercial and consumer loan originations in the Puerto Rico region.

•Total non-performing assets were $384.1 million as of June 30, 2019, a decrease of $83.0 million from December 31, 2018. The decrease was primarily attributable to: (i) a $12.9 million reduction related to the split loan restructuring of a commercial mortgage loan in Puerto Rico; (ii) charge-offs on nonaccrual commercial and constructions loans amounting to $20.8 million, including a charge-off of $11.4 million on a commercial mortgage loan in the Florida region; (iii) a $17.8 million decrease in nonaccrual residential mortgage loans; (iv) sales and repayments of nonaccrual commercial and construction loans held for sale totaling $9.0 million during the first six months of 2019; (v) collections on nonaccrual commercial and construction loans of $8.4 million during the first six months of 2019; and (vi) a $2.6 million decrease in nonaccrual consumer loans. In addition, there was a $13.3 million decrease in the balance of the OREO properties portfolio. See “Risk Management – Non-Accruing and Non-Performing Assets” below for additional information.

•Adversely classified commercial and construction loans, including loans held for sale, decreased by $61.0 million to $295.0 million as of June 30, 2019. The decrease was driven by the upgrade in the credit risk classification of several commercial loans totaling $18.5 million, charge-offs, collections, and the aforementioned reduction of $9.0 million related to sales and repayments of nonaccrual loans held for sale.

The Corporation’s financial results for the second quarter and first six months of 2019 and 2018 included the following items that management believes are not reflective of core operating performance, are not expected to reoccur with any regularity or may reoccur at uncertain times and in uncertain amounts (the “Special Items”):

Quarter and Six-Month Period Ended June 30, 2019

•A $0.8 million ($0.5 million after-tax) benefit recorded in the second quarter of 2019 resulting from hurricane-related insurance recoveries related to repairs and maintenance costs, and impairments, associated with facilities in the British Virgin Islands.

•Positive effect in earnings of $6.4 million ($4.0 million after-tax) recorded in the first quarter of 2019 related to net loan loss reserve releases resulting from revised estimates of the qualitative reserves associated with the effects of Hurricanes Maria and Irma, primarily related to consumer and commercial loans. See “Provision for Loan and Lease Losses” below for additional information.

•Expense recovery of $2.3 million recorded in the first quarter of 2019 related to an employee retention benefit payment (the “Benefit”) received by the Bank by virtue of the Disaster Tax Relief and Airport Extension Act of 2017, as amended (the “Disaster Tax Relief Act”). The Benefit was recorded as an offset to employees’ compensation and benefits expenses and will not be treated as taxable income by virtue of the Disaster Tax Relief Act.

Quarter and Six-Month Period Ended June 30, 2018

•Net loan loss reserve releases of $2.1 million ($1.3 million after-tax) and $8.5 million ($5.2 million after-tax) for the second quarter and six-month period ended June 30, 2018, respectively, in connection with revised estimates of the qualitative reserves associated with the effects of Hurricanes Maria and Irma. See “Provision for Loan and Lease Losses” below for additional information.

•Hurricane-related expenses of $0.7 million ($0.4 million after-tax) and $2.3 million ($1.4 million after-tax) for the second quarter and six-month period ended June 30, 2018, respectively.

•Gain of $2.3 million on the repurchase and cancellation of $23.8 million in variable rate trust-preferred securities (“TRuPs”), reflected in the consolidated statement of income as Gain on early extinguishment of debt. The gain, realized at the holding company level, had no effect on the income tax expense in 2018. See “Non-Interest Income” below for additional information.

The following table reconciles for the second quarter and first six months of 2019 and 2018 the reported net income to adjusted net income, a non-GAAP financial measure that excludes the Special Items identified above:

	Quarter ended June 30,		Six-month period ended June 30,

	2019	2018	2019	2018
(In thousands)
Net income, as reported (GAAP)	$41,287	$31,032	$84,601	$64,180
Adjustments:
Hurricane-related loan loss reserve release	-	(2,057)	(6,425)	(8,464)
Hurricane-related expenses	-	654	-	2,250
Benefit from hurricane-related insurance recoveries	(820)	-	(820)	-
Employee retention benefit - Disaster Tax Relief Act	-	-	(2,317)	-
Gain on early extinguishment of debt	-	-	-	(2,316)
Income tax impact of adjustments (1)	308	547	2,717	2,423
Adjusted net income (Non-GAAP) (2)	$40,775	$30,176	$77,756	$58,073

(1)See "Basis of Presentation" below for the individual tax impact related to each reconciling item.

(2)The Corporation is no longer considering the effect of loans transferred to held for sale as a Special Item, and, thus, this effect is no longer presented as an adjustment from GAAP to non-GAAP financial measures, such as adjusted net income, adjusted provision for loan and lease losses, and adjusted provision to net-charge-offs ratio.

Critical Accounting Policies and Practices

The accounting principles of the Corporation and the methods of applying these principles conform to GAAP. The Corporation’s critical accounting policies relate to: 1) the allowance for loan and lease losses; 2) other-than-temporary impairment (“OTTI”); 3) income taxes; 4) the classification and values of financial instruments; 5) income recognition on loans; 6) loans acquired; and 7) loans held for sale. These critical accounting policies involve judgments, estimates and assumptions made by management that affect the amounts recorded for assets, liabilities and contingent liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from estimates, if different assumptions or conditions prevail. Certain determinations inherently require greater reliance on the use of estimates, assumptions, and judgments and, as such, have a greater possibility of producing results that could be materially different than those originally reported.

The Corporation’s critical accounting policies are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in First BanCorp.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the “2018 Annual Report on Form 10-K”). There have not been any material changes in the Corporation’s critical accounting policies since December 31, 2018.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income is the excess of interest earned by First BanCorp. on its interest-earning assets over the interest incurred on its interest-bearing liabilities. First BanCorp.’s net interest income is subject to interest rate risk due to the repricing and maturity mismatch of the Corporation’s assets and liabilities. Net interest income for the quarter and six-month period ended June 30, 2019 was $142.5 million and $282.7 million, respectively, compared to $130.5 million and $255.2 million for the comparable periods in 2018. On a tax-equivalent basis and excluding the changes in the fair value of derivative instruments, net interest income for the quarter and six-month period ended June 30, 2019 was $147.5 million and $293.0 million, respectively, compared to $135.6 million and $265.1 million for the comparable periods in 2018.

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

The net interest income is computed on an adjusted tax-equivalent basis and excluding the change in the fair value of derivative instruments. For the definition and reconciliation of this non-GAAP financial measure, refer to the discussion in “Basis of Presentation” below.

Part I
	Average Volume		Interest income (1) / expense		Average Rate (1)
Quarter ended June 30,	2019	2018	2019	2018	2019	2018

(Dollars in thousands)
Interest-earning assets:
Money market and other short-term investments	$590,517	$780,346	$3,440	$3,387	2.34%	1.74%
Government obligations (2)	720,106	822,416	7,254	7,103	4.04%	3.46%
Mortgage-backed securities ("MBS")	1,285,812	1,313,082	10,316	10,825	3.22%	3.31%
Federal Home Loan Bank ("FHLB") stock	41,720	40,812	657	656	6.32%	6.45%
Other investments	3,030	2,625	7	2	0.93%	0.31%
Total investments (3)	2,641,185	2,959,281	21,674	21,973	3.29%	2.98%
Residential mortgage loans	3,075,037	3,195,633	41,350	42,842	5.39%	5.38%
Construction loans	91,711	121,136	1,511	1,106	6.61%	3.66%
Commercial and Industrial and Commercial mortgage loans	3,809,702	3,627,829	54,693	48,349	5.76%	5.35%
Finance leases	360,224	272,096	6,735	4,901	7.50%	7.22%
Consumer loans	1,698,944	1,476,653	48,477	41,625	11.44%	11.31%
Total loans (4) (5)	9,035,618	8,693,347	152,766	138,823	6.78%	6.41%
Total interest-earning assets	$11,676,803	$11,652,628	$174,440	$160,796	5.99%	5.53%
Interest-bearing liabilities:
Brokered CDs	$509,102	$874,766	$2,782	$3,865	2.19%	1.77%
Other interest-bearing deposits	6,181,141	6,080,949	16,321	13,109	1.06%	0.86%
Other borrowed funds	284,150	384,150	4,034	4,778	5.69%	4.99%
FHLB advances	740,000	715,000	3,827	3,410	2.07%	1.91%
Total interest-bearing liabilities	$7,714,393	$8,054,865	$26,964	$25,162	1.40%	1.25%
Net interest income			$147,476	$135,634
Interest rate spread					4.59%	4.28%
Net interest margin					5.07%	4.67%

	Average Volume		Interest income (1) / expense		Average Rate (1)
Six-Month Period Ended June 30,	2019	2018	2019	2018	2019	2018

(Dollars in thousands)
Interest-earning assets:
Money market and other short-term investments	$540,559	$699,854	$6,269	$5,643	2.34%	1.63%
Government obligations (2)	742,553	810,368	14,730	13,296	4.00%	3.31%
MBS	1,309,650	1,286,756	22,213	21,450	3.42%	3.36%
FHLB stock	41,825	40,874	1,353	1,349	6.52%	6.66%
Other investments	3,054	2,670	13	4	0.86%	0.30%
Total investments (3)	2,637,641	2,840,522	44,578	41,742	3.41%	2.96%
Residential mortgage loans	3,098,574	3,210,984	83,169	86,192	5.41%	5.41%
Construction loans	88,615	119,996	2,840	2,028	6.46%	3.41%
Commercial and Industrial and Commercial mortgage loans	3,767,329	3,657,985	107,975	93,538	5.78%	5.16%
Finance leases	351,058	266,140	13,121	9,561	7.54%	7.24%
Consumer loans	1,669,009	1,480,455	94,555	81,931	11.42%	11.16%
Total loans (4) (5)	8,974,585	8,735,560	301,660	273,250	6.78%	6.31%
Total interest-earning assets	$11,612,226	$11,576,082	$346,238	$314,992	6.01%	5.49%
Interest-bearing liabilities:
Brokered CDs	$516,141	$958,545	$5,469	$8,220	2.14%	1.73%
Other interest-bearing deposits	6,103,478	6,051,489	31,126	25,725	1.03%	0.86%
Other borrowed funds	305,457	399,235	9,048	9,160	5.97%	4.63%
FHLB advances	740,000	715,000	7,612	6,782	2.07%	1.91%
Total interest-bearing liabilities	$7,665,076	$8,124,269	$53,255	$49,887	1.40%	1.24%
Net interest income			$292,983	$265,105
Interest rate spread					4.61%	4.25%
Net interest margin					5.09%	4.62%

(1)On an adjusted tax-equivalent basis. The adjusted tax-equivalent yield was estimated by dividing the interest rate spread on exempt assets by 1 less the Puerto Rico statutory tax rate of 37.5% (39% for the quarter and six-month period ended June 30, 2018) and adding to it the cost of interest-bearing liabilities. The tax-equivalent adjustment recognizes the income tax savings when comparing taxable and tax-exempt assets. Management believes that it is a standard practice in the banking industry to present net interest income, interest rate spread and net interest margin on a fully tax-equivalent basis. Therefore, management believes these measures provide useful information to investors by allowing them to make peer comparisons. Changes in the fair value of derivatives are excluded from interest income and interest expense because the changes in valuation do not affect interest received or paid.

(2)Government obligations include debt issued by government-sponsored agencies.

(3)Unrealized gains and losses on available-for-sale securities are excluded from the average volumes.

(4)Average loan balances include the average of nonaccrual loans.

(5)Interest income on loans includes $1.9 million and $2.1 million for the quarters ended June 30, 2019 and 2018, respectively, and $4.0 million and $3.9 million for the six-month periods ended June 30, 2019 and 2018, respectively, of income from prepayment penalties and late fees related to the Corporation’s loan portfolio.

Part II

	Quarter ended June 30,			Six-Month Period Ended June 30,
	2019 compared to 2018			2019 compared to 2018
	Increase (decrease)			Increase (decrease)
	Due to:			Due to:
(In thousands)	Volume	Rate	Total	Volume	Rate	Total

Interest income on interest-earning assets:
Money market and other short-term investments	$(968)	$1,021	$53	$(1,581)	$2,207	$626
Government obligations	(960)	1,111	151	(1,245)	2,679	1,434
MBS	(222)	(287)	(509)	385	378	763
FHLB stock	14	(13)	1	31	(27)	4
Other investments	-	5	5	1	8	9
Total investments	(2,136)	1,837	(299)	(2,409)	5,245	2,836
Residential mortgage loans	(1,622)	130	(1,492)	(3,017)	(6)	(3,023)
Construction loans	(378)	783	405	(778)	1,590	812
Commercial and Industrial and Commercial mortgage loans	2,498	3,846	6,344	2,863	11,574	14,437
Finance leases	1,641	193	1,834	3,160	400	3,560
Consumer loans	6,337	515	6,852	10,643	1,981	12,624
Total loans	8,476	5,467	13,943	12,871	15,539	28,410
Total interest income	6,340	7,304	13,644	10,462	20,784	31,246
Interest expense on interest-bearing liabilities:
Brokered CDs	(1,810)	727	(1,083)	(4,265)	1,514	(2,751)
Other interest-bearing deposits	219	2,993	3,212	223	5,178	5,401
Other borrowed funds	(1,334)	590	(744)	(2,485)	2,373	(112)
FHLB advances	122	295	417	243	587	830
Total interest expense	(2,803)	4,605	1,802	(6,284)	9,652	3,368
Change in net interest income	$9,143	$2,699	$11,842	$16,746	$11,132	$27,878

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

The following table reconciles net interest income in accordance with GAAP to net interest income, excluding valuations, and net interest income on an adjusted tax-equivalent basis. The table also reconciles net interest spread and net interest margin on a GAAP basis to these items excluding valuations and on an adjusted tax-equivalent basis:

	Quarter Ended		Six-Month Period Ended
(Dollars in thousands)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018

Interest Income - GAAP	$169,510	$155,633	$335,982	$305,051
Unrealized loss on derivative instruments	1	-	5	-
Interest income excluding valuations	169,511	155,633	335,987	305,051
Tax-equivalent adjustment	4,929	5,163	10,251	9,941
Interest income on a tax-equivalent basis excluding valuations	174,440	160,796	346,238	314,992

Interest Expense - GAAP	26,964	25,162	53,255	49,887

Net interest income - GAAP	$142,546	$130,471	$282,727	$255,164

Net interest income excluding valuations - Non-GAAP	$142,547	$130,471	$282,732	$255,164

Net interest income on a tax-equivalent basis excluding valuations - Non-GAAP	$147,476	$135,634	$292,983	$265,105

Average Balances
Loans and leases	$9,035,618	$8,693,347	$8,974,585	$8,735,560
Total securities, other short-term investments and interest-bearing cash balances	2,641,185	2,959,281	2,637,641	2,840,522
Average Interest-Earning Assets	$11,676,803	$11,652,628	$11,612,226	$11,576,082

Average Interest-Bearing Liabilities	$7,714,393	$8,054,865	$7,665,076	$8,124,269

Average Yield/Rate
Average yield on interest-earning assets - GAAP	5.82%	5.36%	5.83%	5.31%
Average rate on interest-bearing liabilities - GAAP	1.40%	1.25%	1.40%	1.24%
Net interest spread - GAAP	4.42%	4.11%	4.43%	4.07%
Net interest margin - GAAP	4.90%	4.49%	4.91%	4.45%

Average yield on interest-earning assets excluding valuations - Non-GAAP	5.82%	5.36%	5.83%	5.31%
Average rate on interest-bearing liabilities	1.40%	1.25%	1.40%	1.24%
Net interest spread excluding valuations - Non-GAAP	4.42%	4.11%	4.43%	4.07%
Net interest margin excluding valuations - Non-GAAP	4.90%	4.49%	4.91%	4.45%

Average yield on interest-earning assets on a tax-equivalent basis
and excluding valuations - Non-GAAP	5.99%	5.53%	6.01%	5.49%
Average rate on interest-bearing liabilities	1.40%	1.25%	1.40%	1.24%
Net interest spread on a tax-equivalent basis and excluding valuations - Non-GAAP	4.59%	4.28%	4.61%	4.25%
Net interest margin on a tax-equivalent basis and excluding valuations - Non-GAAP	5.07%	4.67%	5.09%	4.62%

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

For the quarter and six-month period ended June 30, 2019, net interest income increased $12.1 million to $142.5 million, and $27.6 million to $282.7 million, respectively, compared to the same periods in 2018. The $12.1 million increase in net interest income for the second quarter of 2019, compared to the same period in 2018, was primarily due to:

•An $8.7 million increase in interest income on consumer loans, mainly due to a $310.4 million increase in the average balance of this portfolio, primarily auto loans, finance leases, and personal loans, and, to a lesser extent, higher yield on new loan originations.

•A $6.6 million increase in interest income on commercial and construction loans, primarily due to the growth in the average balance of the performing commercial portfolio and, to a lesser extent, higher short-term market interest rates compared to the levels during the first six months of 2018. The aggregate average balance of the commercial and construction loan portfolios increased by $152.4 million, compared to the second quarter of 2018, net of reductions in nonaccrual commercial and construction loans.

Partially offset by:

•A $1.8 million increase in total interest expense, primarily reflecting: (i) a $3.2 million increase in interest expense on non-brokered interest-bearing deposits, driven by the effect of higher market interest rates on the cost of retail CDs; and (ii) a $0.4 million increase in interest expense on FHLB advances, primarily related to the higher average cost of new FHLB advances obtained since the end of the second quarter of 2018 as compared to FHLB advances that matured during such period. The increases were partially offset by: (i) a $1.1 million decrease in interest expense on brokered CDs, primarily related to a $365.7 million decrease in the average balance that more than offset higher costs of new issuances, and (ii) a $0.9 million decrease in interest expense on repurchase agreements that reflects both the effect of a $100 million repurchase agreement that was called prior to maturity in the third quarter of 2018 that carried a cost of 1.96% and the downward repricing of variable-rate repurchase agreements. Over the last 12 months, the Corporation repaid $458.7 million of maturing brokered CDs with an all-in cost of 1.63% and new issuances amounted to $151.1 million with an all-in cost of 2.74%.

•A $1.5 million decrease in interest income on residential mortgage loans, primarily associated with a $120.6 million decrease in the average balance of this portfolio.

The $27.6 million increase in net interest income for the first six months of 2019, compared to the same period in 2018, was primarily due to:

•A $16.2 million increase in interest income on consumer loans, primarily due to a $273.5 million increase in the average balance of this portfolio in the first six months of 2019, as compared to the same period in 2018, primarily auto loans, finance leases, and personal loans, and, to a lesser extent, higher yields on new loan originations.

•A $15.1 million increase in interest income on commercial and construction loans, primarily attributable to higher short-term market interest rates, compared to 2018 first six months levels, which is reflected in both the repricing of variable-rate commercial loans and higher yields on new loan originations. In addition, there was an increase of $78.0 million in the aggregate average balance of these portfolios, net of reductions in nonaccrual commercial and construction loans.

•A $2.0 million increase in interest income on investment securities, primarily due to the gradual reinvestment of liquidity, obtained from the growth in average non-interest bearing deposits and proceeds from maturing debt securities, into higher yielding U.S. agencies debt securities, In addition, approximately $0.5 million of the increase was related to lower U.S. agencies MBS premium amortization, resulting from lower prepayment rates, and approximately $0.3 million of the increase was related to the upward repricing of certain variable-rate Puerto Rico municipal bonds held by the Corporation and accounted for as held-to-maturity securities.

•A $0.6 million increase in interest income from interest-bearing cash balances, primarily deposits maintained at the New York FED, due to increases in the Federal Funds target rate. The Federal Funds target rate has increased two times since the end of the second quarter of 2018 from a range of 1.75% - 2.00% to its current range of 2.25% - 2.50%.

Partially offset by:

•A $3.4 million increase in interest expense driven by: (i) a $5.4 million increase in interest expense on non-brokered interest-bearing deposits, driven by higher market interest rates on the cost of retail CDs and savings deposits, and (ii) a $0.8 million increase in interest expense on FHLB advances, primarily related to the higher average cost of new FHLB advances obtained since the end of the second quarter of 2018, as compared to FHLB advances that matured during such period. The aforementioned increases were partially offset by a $2.8 million decrease in interest expense on brokered CDs, primarily related to a $442.4 million decrease in the average balance that more than offset higher costs of new issuances.

•A $3.0 million decrease in interest income on residential mortgage loans, primarily associated with a $112.4 million decrease in the average balance of this portfolio.

The net interest margin increased by 41 basis points to 4.90% for the second quarter of 2019, compared to the same period in 2018, and increased by 46 basis points to 4.91% for the first six months of 2019, compared to the same period in 2018. The increase was primarily driven by higher loan yields, an improved funding mix, driven by the increase in the proportion of interest-earning assets funded by the growth in non-interest-bearing deposits, the gradual reinvestment of liquidity into higher-yielding investment securities, and an increase in the proportion of higher-yielding loans, such as consumer loans, to total interest-earning assets. The average balance of non-interest bearing deposits increased by $332.0 million to $2.4 billion for the first half of 2019, compared to $2.1 billion for the first half of 2018.

On an adjusted tax-equivalent basis, net interest income for the quarter ended June 30, 2019 increased by $11.8 million to $147.5 million, compared to the same period in 2018, and by $27.9 million to $293.0 million for the first six months of 2019, compared to the same period in 2018.

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

As described in Note 2, “Update on Effects of Natural Disasters,” two strong hurricanes affected the Corporation’s service areas during September 2017. These hurricanes caused widespread property damage, flooding, power outages, and water and communication service interruptions, and severely disrupted normal economic activity in the affected areas. During the first quarter of 2019, the Corporation recorded a net loan loss reserve release of approximately $6.4 million in connection with revised estimates associated with the effects of the hurricanes. Approximately $3.0 million of the $6.4 million reserve release recorded in the first quarter of 2019 was attributable to the updated payment patterns and credit risk analyses applied to consumer borrowers subject to payment deferral programs that expired early in 2018. In addition, there was a $3.4 million reserve release recorded in the first quarter of 2019 associated with the resolution of uncertainties surrounding the repayment prospects of a hurricane-affected commercial customer. The significant overall uncertainties in the early assessments of hurricane-related credit losses have been largely addressed in the 18-month period after the hurricanes, and the hurricanes’ effect on credit quality is now reflected in the normal process for determining the allowance for loan and lease losses and not through a separate hurricane-related qualitative reserve. For the quarter and six-month period ended June 30, 2018, the Corporation recorded net loan loss reserve releases of $2.1 million and $8.5 million, respectively, related to revised estimates of the hurricane-related qualitative reserves. The methodologies that the Corporation used to determine the hurricane-related qualitative estimate and for the review of individual large commercial credits are discussed in detail in Note 1, “Nature of Business and Summary of Significant Accounting Policies,” in the Corporation’s audited consolidated financial statements for the year ended December 31, 2018, which are included in the 2018 Annual Report on Form 10-K.

On a non-GAAP basis, excluding the aforementioned effects of reserve releases associated with the hurricane-related qualitative reserves, the provision for loan and lease losses of $12.5 million for the second quarter of 2019 decreased by $9.1 million, as compared to the adjusted provision of $21.6 million for the second quarter of 2018. The $9.1 million decrease in the adjusted provision for loan and lease losses was driven by the following factors:

•A $4.6 million decrease in the provision for consumer loans, primarily related to a decrease in charge-offs taken on auto and personal loans, the effect in the second quarter of 2018 of refinements in the measure of qualitative factors used in the determination of the general reserve for consumer loans, as further explained below, and improvements in delinquency migration patterns.

•A $3.3 million decrease in the provision for residential mortgage loans reflecting the effect of improvements in delinquent loan levels, and the overall decrease in the size of this portfolio.

•A $1.2 million decrease in the provision for commercial and construction loans, primarily due to lower charges to specific reserves on impaired loans in the second quarter of 2019, partially offset by the effect in the second quarter of 2018 of a net reserve release of $1.6 million related to refinements to the measurement of qualitative factors in the estimation process of the general allowance for loans losses for commercial loans.

During the second quarter of 2018, and as part of the Corporation’s plan to remediate a material weakness identified in the preparation of financial statements included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017, an independent third party engaged by the Corporation completed its assessment of the commercial allowance for loan losses framework and the appropriateness of assumptions used in the analysis. The Corporation reviewed the assessment and decided to implement certain enhancements, which include, among others, a revised procedure whereby historical loss rates for each commercial loan regulatory-based credit risk category (i.e., pass, special mention, substandard, and doubtful) are now calculated using the historical charge-offs and portfolio balances over their average loss emergence period (the “raw loss rate”) for each credit risk classification. However, when not enough loss experience is observed in a particular risk-rated category and the calculation results in a loss rate for such risk-rated category that is lower than the loss rate of a less severe risk-rated category, the Corporation now uses the loss rate of such less severe category. Accordingly, during the second quarter of 2018, the Corporation applied the raw loss rate determined for loans rated pass to the commercial real estate loans rated special mention, instead of the lower raw loss rate that resulted for the special mention category.

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

On a non-GAAP basis, excluding the aforementioned effects of reserve releases associated with the hurricane-related qualitative reserves, the adjusted provision for loan and lease losses decreased by $17.8 million to $30.8 million for the first six months of 2019, as compared to the adjusted provision of $48.5 million for the first six months of 2018. The $17.8 million decrease in the adjusted provision for loan and lease losses was driven by the following factors:

•A $21.1 million decrease in the adjusted provision for commercial and construction loans, primarily reflecting: (i) the effect in the first half of 2018 of a $5.6 million charge to the provision related to $57.2 million in nonaccrual loans transferred to held for sale; (ii) commercial and construction loan reserve releases of approximately $2.0 million in the first six months of 2019 related to improvements in historical loss rates used for the determination of general reserves; and (iii) the effect in the first six months of 2018 of charges to the provision totaling $8.5 million related to the downgrade of three large commercial loans totaling $110.3 million.

Partially offset by:

•A $2.8 million increase in the adjusted provision for residential mortgage loans, mainly reflecting the effect of updated appraisals indicating lower collateral values and the effect in 2018 of reserve releases related to lower specific reserve requirements for residential mortgage TDR loans.

•A $0.5 million increase in the adjusted provision for consumer loans reflecting, among other things, the $1.6 million charge in 2018 related to the above-mentioned refinements in the measurement of qualitative factors used in the determination of the general reserve for consumer loans and the increase in size of the auto, finance leases, and personal loan portfolios.

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

Non-Interest Income

	Quarter Ended June 30,		Six-Month Period Ended June 30,
	2019	2018	2019	2018
(In thousands)

Service charges on deposit accounts	$5,887	$5,344	$11,603	$10,432
Mortgage banking activities	4,395	4,835	8,022	9,000
Insurance income	2,025	1,780	6,275	5,135
Other operating income	9,916	8,513	18,866	16,373
Non-interest income before gain on
early extinguishment of debt	22,223	20,472	44,766	40,940
Gain on early extinguishment of debt	-	-	-	2,316
Total	$22,223	$20,472	$44,766	$43,256

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

The gain on early extinguishment of debt is related to the repurchase and cancellation in the first quarter of 2018 of $23.8 million in TRuPs of FBP Statutory Trust I that were auctioned in a public sale at which the Corporation was invited to participate. The Corporation repurchased and cancelled the repurchased TRuPs, resulting in a commensurate reduction in the related amount of the floating rate junior subordinated debentures. The Corporation’s winning bid equated to 90% of the $23.8 million par value. The 10% discount resulted in a gain of $2.3 million, which is reflected in the consolidated statements of income as a Gain on early extinguishment of debt. As of June 30, 2019, the Corporation still had floating rate junior subordinated debentures (“subordinated debt”) outstanding in the aggregate amount of $184.2 million.

Non-interest income for the second quarter of 2019 amounted to $22.2 million, compared to $20.5 million for the same period in 2018. The $1.7 million increase in non-interest income was primarily related to:

•A $1.4 million increase in Other operating income in the table above, primarily related to: (i) a $0.6 million gain from hurricane-related insurance proceeds recorded in the second quarter of 2019; (ii) a $0.4 million increase in credit and debit card interchange fee income due to higher transaction volumes: and (iii) a $0.2 million increase in non-deferrable loan fees.

•A $0.5 million increase in service charges on deposits, primarily related to an increase in returned items and overdraft transactions as well as an increase in the number of cash management transactions of commercial clients.

•A $0.2 million increase in insurance commission income.

Partially offset by:

•A $0.4 million decrease in revenues from mortgage banking activities, primarily related to the effect in the second quarter of 2018 of a $0.6 million adjustment recorded to decrease the valuation allowance of mortgage servicing rights and a $0.4 million increase in the mortgage servicing rights amortization expense. These variances were partially offset by a $0.5 million increase in gains from sales of residential mortgage loans. Total loans sold in the secondary market to U.S. government-sponsored entities (“GSEs”), amounted to $97.6 million with a related net gain of $3.3 million, net of realized losses of $0.5 million on To-Be-Announced (“TBA”) hedges settled during the second quarter of 2019, compared to total loans sold in the secondary market of $96.4 million with a related gain of $2.8 million, including realized gains of $0.2 million on TBA hedges settled during the second quarter of 2018.

Non-interest income for the six-month period ended June 30, 2019 amounted to $44.8 million, compared to $43.3 million for the same period in 2018. The $1.5 million increase in non-interest income was primarily due to:

•A $2.5 million increase in Other operating income in the table above, primarily related to: (i) a $1.0 million increase in in transaction fee income from ATM, POS, credit and debit card interchange fees, and merchant-related activities due to higher transaction volumes; (ii) the $0.6 million gain from hurricane-related insurance proceeds recorded in the second quarter of 2019; (iii) the effect of a $0.6 million lower of cost or market adjustment recorded in the first quarter of 2018 to reduce the carrying value of a construction loan held for sale; (iv) a $0.3 million increase in non-deferrable loans fees; and (v) a $0.2 million gain recorded on the sale of $4.8 million in nonaccrual commercial loans held for sale in the first quarter of 2019. These variances were partially offset by the effect in the first quarter of 2018 of a $0.8 million gain on the sale of fixed assets of a closed banking branch in Florida.

•A $1.2 million increase in service charges on deposits, primarily related to the increase in returned items and overdraft transactions, as well as an increase in the number of cash management transactions of commercial clients.

•A $1.1 million increase in insurance commission income.

Partially offset by:

•The effect in 2018 of the $2.3 million gain recorded on the repurchase and cancellation of $23.8 million in TRuPs.

•A $0.9 million decrease in revenues from mortgage banking activities, driven by the effect in the first six months of 2018 of adjustments totaling $1.3 million recorded to decrease the valuation allowance of mortgage servicing rights and a $0.5 million increase in the mortgage servicing rights amortization expense. These variances were partially offset by an increase of $0.7 million in gains from sales of residential mortgage loans. Total loans sold in the secondary market to U.S. GSEs, amounted to $174.9 million with a related net gain of $5.5 million, net of realized losses of $1.1 million on TBA hedges settled during the first half of 2019, compared to total loans sold in the secondary market of $170.9 million with a related gain of $4.7 million, including realized gains of $0.6 million on TBA hedges settled during the first half of 2018.

Non-Interest Expenses

The following table presents the components of non-interest expenses:

	Quarter Ended June 30,		Six-Month Period Ended June 30,
	2019	2018	2019	2018

(In thousands)

Employees' compensation and benefits	$40,813	$39,555	$80,109	$80,239
Occupancy and equipment	15,834	13,746	31,889	28,851
FDIC deposit insurance premium	1,482	2,443	3,180	5,092
Taxes, other than income taxes	3,737	3,637	7,557	7,493
Professional fees:
Collections, appraisals and other credit-related fees	1,946	1,650	3,663	3,249
Outsourcing technology services	5,798	5,127	11,318	10,250
Other professional fees	3,927	3,416	7,000	6,754
Credit and debit card processing expenses	3,820	3,766	7,974	7,303
Business promotion	3,940	4,016	7,646	6,592
Communications	1,714	1,582	3,466	3,064
Net loss on OREO and OREO operations	5,043	5,655	8,786	5,845
Other	4,883	5,623	10,321	11,511
Total	$92,937	$90,216	$182,909	$176,243

Non-interest expenses for the second quarter of 2019 were $92.9 million, compared to $90.2 million for the same period in 2018. The $2.7 million increase in non-interest expenses was mainly due to:

•A $2.1 million increase in occupancy and equipment expenses, primarily related to a $1.8 million increase in depreciation and amortization expenses, including software license fees, and a $0.4 million increase related to a write-down of previously capitalized costs associated with changes in the scope and requirements of a technology-related project. These variance were partially offset by a $0.2 million hurricane-related insurance recovery related to repairs and maintenance costs incurred in prior periods on facilities affected by Hurricane Irma in the British Virgin Islands.

•A $1.5 million increase in professional fees, reflecting an increase of $0.7 million in outsourced technology services, a $0.4 million increase in attorneys’ collection fees, and a $0.6 million decrease in legal and audit-related fees.

•A $1.3 million increase in employees’ compensation and benefits, primarily due to salary merit increases and adjustments related to the Corporation’s annual salary review process that took effect in July 2018, higher headcount, and higher matching contributions to the employees’ retirement plan.

Partially offset by:

•A $1.0 million decrease in the FDIC insurance premium expense, reflecting, among other things, the effect of improved earnings trends and reductions in brokered CDs.

•A $0.6 million decrease related to the reversal of previously accrued amounts for local supervisory assessments, based on the most recent assessment bill, included as part of Other in the table above.

•A $0.6 million decrease in losses from OREO operations, primarily reflecting a $2.6 million decrease in adverse fair value adjustments to the value of OREO properties, partially offset by a $1.1 million decrease in income recognized from rental payments associated with income-producing properties and higher losses on sales.

Non-interest expenses for the first six months of 2019 were $182.9 million, compared to $176.2 million for the same period in 2018. The $6.7 million increase in non-interest expenses was principally attributable to:

•A $2.9 million increase in losses from OREO operations, primarily related to a $1.8 million decrease in income recognized from rental payments associated with income-producing properties, and a $0.7 million increase in OREO operating expenses, primarily insurance, repairs and maintenance fees.

•A $3.0 million increase in occupancy and equipment expenses, primarily related to an increase of $2.9 million in depreciation and amortization expenses, including software licenses fees, reflecting the effect of certain projects placed in production related to, among other things, enhancements to the technology infrastructure, including online banking, data security, ERP system matters, and modeling and data management software that support the implementation of new accounting pronouncements, a $0.4 million increase related to a write-down of previously capitalized costs associated with changes in the scope and requirements of a technology-related project, and a $0.6 million increase in electricity-related expenses. These increases were partially offset by the effect in 2018 of approximately $2.3 million of hurricane-related expenses, mostly attributable to repairs and security matters.

•A $1.7 million increase in professional fees, reflecting, among other things, an increase of $1.1 million in outsourced technology services fees and a $0.9 million increase in legal and audit-related fees.

•A $1.1 million increase in business promotion expenses, primarily reflecting a $0.5 million increase in sponsorship-related activities, a $0.2 million increase related to marketing activities, and a $0.2 million increase in charitable contributions.

•A $0.7 million increase in credit and debit card processing expenses, mainly due to higher transaction volumes.

Partially offset by:

•A $1.9 million decrease in the FDIC insurance premium expense, reflecting, among other things, the effect of improved earnings trends and reductions in brokered CDs.

•A $1.2 million decrease in “Other” in the table above, reflecting a $0.6 million decrease related to the reversal of previously accrued amounts for local supervisory assessments, and a $0.3 million decrease in amortization and impairment of intangible assets.

•A $0.1 million decrease in employees’ compensation and benefits, reflecting the effect in the first quarter of 2019 of the $2.3 million expense recovery related to the Benefit available to eligible employers under the Disaster Tax Relief Act. In addition, there was a $1.8 million decrease in stock-based compensation as the Corporation ceased paying additional salary amounts in the form of stock in accordance with the previously-disclosed revised executive compensation program in effect since July 1, 2018. The decrease was partially offset by increases in compensation costs related to salary merit increases and adjustments related to the Corporation’s annual salary review exercise that took effect in July 2018, a higher headcount, and an increase of approximately $0.8 million in the matching contribution to the employees’ retirement plan.

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

For the second quarter and first six months of 2019, the Corporation recorded an income tax expense of $18.0 million and $35.6 million, respectively, compared to $10.2 million and $17.9 million, respectively, for the comparable periods in 2018. The variance in the income tax expense for the second quarter and first six months of 2019, when compared to the same periods in 2018, was primarily related to a higher proportion of taxable to exempt income.

For the six-month period ended June 30, 2019, the Corporation calculated the provision for income taxes by applying the estimated annual effective tax rate for the full fiscal year to ordinary income or loss. In the computation of the consolidated worldwide annual estimated effective tax rate, ASC Topic 740-270, “Income Taxes” (“ASC Topic 740-270”), requires the exclusion of legal entities with pre-tax losses from which a tax benefit cannot be recognized. The Corporation’s estimated annual effective tax rate in the first six months of 2019, excluding entities from which a tax benefit cannot be recognized and discrete items, was 29% compared to 25% for the first six months of 2018. The estimated annual effective tax rate, including all entities, for 2019 was 29% (30% excluding discrete items), compared to 24% for the first six months of 2018 (25% excluding discrete items).

The Corporation’s deferred tax asset amounted to $290.3 million as of June 30, 2019, net of a valuation allowance of $92.8 million, and management concluded, based upon the assessment of all positive and negative evidence, that it is more likely than not that the Corporation will generate sufficient taxable income within the applicable NOL carry-forward periods to realize such amount. The deferred tax asset of the Corporation’s banking subsidiary, FirstBank, amounted to $290.2 million as of June 30, 2019, net of a valuation allowance of $60.0 million, compared to a deferred tax asset of $319.8 million, net of a valuation allowance of $68.1 million, as of December 31, 2018.

The Corporation has U.S. and USVI sourced NOL carryforwards. Section 382 of the U.S. Internal Revenue Code (the “Section 382”) limits the ability to utilize U.S. and USVI NOLs for income tax purposes in such jurisdictions following an event that is considered to be an ownership change. Generally, an “ownership change” occurs when certain shareholders increase their aggregate ownership by more than 50 percentage points over their lowest ownership percentage over a three-year testing period. Upon the occurrence of a Section 382 ownership change, the use of NOLs attributable to the period prior to the ownership change is subject to limitations and only a portion of the U.S. and USVI NOLs may be used by the Corporation to offset its annual U.S. and USVI taxable income, if any. In 2017, the Corporation completed a formal ownership change analysis within the meaning of Section 382 covering a comprehensive period, and concluded that an ownership change had occurred during such period. The Section 382 limitation has resulted in higher U.S. and USVI income tax liabilities than we would have incurred in the absence of such limitation. The Corporation has mitigated to an extent the adverse effects associated with the Section 382 limitation as any such tax paid in the U.S. or USVI can be creditable against Puerto Rico tax liabilities or taken as a deduction against taxable income. However, our ability to reduce our Puerto Rico tax liability through such a credit or deduction depends on our tax profile at each annual taxable period, which is dependent on various factors. For the second quarter and six-month period ended June 30, 2019, the Corporation incurred an income tax expense of approximately $1.2 million and $2.2 million, respectively, related to its U.S. operations, compared to $1.0 million and $2.6 million, respectively, for the comparable periods in 2018. The limitation did not impact the USVI operations for the second quarter and six-month periods ended June 30, 2019 and 2018.

FINANCIAL CONDITION AND OPERATING DATA ANALYSIS

Assets

The Corporation’s total assets were $12.5 billion as of June 30, 2019, an increase of $293.6 million from December 31, 2018. The increase, as further discussed below, was mainly due to a $246.3 million increase in total loans, a $154.1 million increase in cash and cash equivalents, and the effect of the recognition of a right-of-use asset for operating leases, amounting to $57.3 million as of June 30, 2019, in connection with the adoption of the Financial Accounting Standards Board’s Account Standards Update No. (“ASU”) 2016-02, “Leases (Topic 842),” in the first quarter of 2019. These increases were partially offset by a $139.3 million decrease in total investment securities, driven by prepayments of $100.0 million of U.S. agencies MBS and $75.4 million of U.S. agencies bonds that matured or were called prior to maturity, partially offset by a $38.0 million increase in the fair value of available-for sale investment securities. In addition, there was a $29.5 million decrease in the net deferred tax asset.

Loan Portfolio

The following table presents the composition of the Corporation’s loan portfolio, including loans held for sale, as of the dates indicated:

	June 30,	December 31,
(In thousands)	2019	2018

Residential mortgage loans	$3,070,746	$3,163,208

Commercial loans:
Commercial mortgage loans	1,550,364	1,522,662
Construction loans	100,244	79,429
Commercial and Industrial loans	2,279,685	2,148,111
Total commercial loans	3,930,293	3,750,202
Finance leases	370,907	333,536
Consumer loans	1,742,009	1,611,177
Total loans held for investment	9,113,955	8,858,123

Less:
Allowance for loan and lease losses	(172,011)	(196,362)
Total loans held for investment, net	$8,941,944	$8,661,761
Loans held for sale	33,630	43,186
Total loans, net	$8,975,574	$8,704,947

As of June 30, 2019, the Corporation’s total loan portfolio, before allowance, amounted to $9.1 billion, an increase of $246.3 million when compared to December 31, 2018. The increase consisted of a $175.3 million growth in the Puerto Rico region, a $70.2 million increase in the Florida region, and a $0.8 million increase in the Virgin Islands region. On a portfolio basis, the increase consisted of a $171.1 million growth in commercial and construction loans, and a $168.2 million growth in consumer loans, partially offset by a $93.0 million decrease in the residential mortgage loan portfolio.

The increase in total loans in the Puerto Rico region consisted of a $174.9 million growth in consumer loans and a $78.5 million increase in commercial and constructions loans, partially offset by a reduction of $78.1 million in residential mortgage loans. The increase in commercial and construction loans was mainly related to certain large originations in the first half of 2019, including the origination of three new floor plan lines of credit with an outstanding balance of $51.3 million as of June 30, 2019, the origination of a $37.3 million commercial mortgage loan, and an aggregate increase of $37.0 million in the outstanding balance of commercial and industrial credit facilities extended to two commercial customers. The increase was partially offset by the sale of a $20.0 million commercial and industrial loan participation, repayments that reduced the balance of two commercial loans by approximately $10.8 million, sales and repayments of nonaccrual commercial and construction loans held for sale totaling $9.0 million, and charge-offs recorded in the first half of 2019. The decrease in residential mortgage loans in Puerto Rico primarily reflects the effect of collections, charge-offs and approximately $17.9 million of foreclosures recorded in the first half of 2019, which more than offset the volume of non-conforming residential mortgage loan originations maintained in the loans held for investment portfolio. The increase in consumer loans was driven by new loan originations.

The increase in total loans in the Florida region consisted of an $83.9 million growth in commercial and construction loans, despite a charge-off of $11.4 million taken on a commercial mortgage loan during the second quarter of 2019, partially offset by reductions of $8.1 million in consumer loans and $5.6 million in residential mortgage loans. In recent years, the Corporation has invested in facilities, increased its resources dedicated to commercial and corporate banking functions and invested in a technology platform in Florida as the Corporation expects to achieve continued growth in this region.

The increase in total loans in the Virgin Islands region consisted of an $8.7 million increase in commercial and construction loans and a $1.4 million increase in consumer loans, partially offset by a $9.3 million decrease in residential mortgage loans. The increase in commercial and construction loans was driven by the origination of a $4.6 million commercial and industrial term loan in the first quarter of 2019.

As shown in the table above, as of June 30, 2019, the loans held for investment portfolio was comprised of commercial and construction loans (43%), residential real estate loans (34%), and consumer and finance leases (23%). Of the total gross loan portfolio held for investment of $9.1 billion as of June 30, 2019, the Corporation had credit risk concentration of approximately 74% in Puerto Rico, 21% in the United States (mainly in the state of Florida), and 5% in the Virgin Islands, as shown in the following table:

As of June 30, 2019	Puerto Rico	Virgin Islands	United States	Total
(In thousands)
Residential mortgage loans	$2,235,828	$242,937	$591,981	$3,070,746
Commercial mortgage loans	1,031,597	70,131	448,636	1,550,364
Construction loans	31,191	12,585	56,468	100,244
Commercial and Industrial loans	1,416,447	107,789	755,449	2,279,685
Total commercial loans	2,479,235	190,505	1,260,553	3,930,293
Finance leases	370,907	-	-	370,907
Consumer loans	1,643,248	48,233	50,528	1,742,009
Total loans held for investment, gross	$6,729,218	$481,675	$1,903,062	$9,113,955

Loans held for sale	32,092	311	1,227	33,630
Total loans, gross	$6,761,310	$481,986	$1,904,289	$9,147,585

As of December 31, 2018	Puerto Rico	Virgin Islands	United States	Total
(In thousands)
Residential mortgage loans	$2,313,230	$252,363	$597,615	$3,163,208
Commercial mortgage loans	1,014,023	74,585	434,054	1,522,662
Construction loans	26,069	11,303	42,057	79,429
Commercial and Industrial loans	1,351,661	95,900	700,550	2,148,111
Total commercial loans	2,391,753	181,788	1,176,661	3,750,202
Finance leases	333,536	-	-	333,536
Consumer loans	1,505,720	46,838	58,619	1,611,177
Total loans held for investment, gross	$6,544,239	$480,989	$1,832,895	$8,858,123

Loans held for sale	41,794	199	1,193	43,186
Total loans, gross	$6,586,033	$481,188	$1,834,088	$8,901,309

Residential Real Estate Loans

As of June 30, 2019, the Corporation’s residential mortgage loan portfolio held for investment decreased by $92.5 million, as compared to the balance as of December 31, 2018, reflecting reductions in all regions as principal repayments, charge-offs and foreclosures exceeded the volume of new non-conforming residential mortgage loan originations maintained in the held for investment portfolio. The residential mortgage loan portfolio held for investment decreased by $77.4 million, $9.4 million, and $5.6 million in the Puerto Rico, Virgin Islands, and Florida regions, respectively. Approximately 80% of the $193.7 million in residential mortgage loans originated in Puerto Rico during the first six months of 2019 consisted of conforming loan originations and refinancings.

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

Commercial and Construction Loans

As of June 30, 2019, the Corporation’s commercial and construction loan portfolio, including loans held for sale, increased by $171.1 million to $3.9 billion, as compared to the balance as of December 31, 2018. In the Florida region, commercial and construction loans increased by $83.9 million, mainly attributable to new loan originations, despite the aforementioned charge-off of $11.4 million taken on a commercial mortgage loan. As explained above, the increase in the Puerto Rico region of $78.5 million was mainly related to certain large originations in the first half of 2019, including the origination of three new floor plan lines of credit with an outstanding balance of $51.3 million and the origination of a $37.3 million commercial mortgage loan. The commercial and construction loan portfolio in the Virgin Islands region increased by $8.7 million.

As of June 30, 2019, the Corporation had $60.4 million outstanding in loans extended to the Puerto Rico government, its municipalities and public corporations, compared to $61.6 million as of December 31, 2018. Approximately $46.3 million of the outstanding loans as of June 30, 2019 consisted of loans extended to municipalities in Puerto Rico, which in most cases are supported by assigned property tax revenues. The vast majority of revenues of the municipalities included in the Corporation’s loan portfolio are independent of the Puerto Rico central government. These municipalities are required by law to levy special property taxes in such amounts as are required for the payment of all of their respective general obligation bonds and notes. Late in 2015, the Government Development Bank for Puerto Rico (the “GDB”) and the Municipal Revenue Collection Center (“CRIM”) signed and perfected a deed of trust. Through this deed, the GDB, as fiduciary, is bound to keep the CRIM funds separate from any other deposits and must distribute the funds pursuant to applicable law. The CRIM funds are deposited at another commercial depository financial institution in Puerto Rico. In addition to loans extended to municipalities, the Corporation’s exposure to the Puerto Rico government as of June 30, 2019 included a $14.2 million loan granted to an affiliate of the Puerto Rico Electric Power Authority (“PREPA”).

The Corporation also has credit exposure to USVI government entities. As of June 30, 2019, the Corporation had $64.0 million in loans to USVI government instrumentalities and public corporations, compared to $55.8 million as of December 31, 2018. Of the amount outstanding as of June 30, 2019, public corporations of the USVI owed approximately $40.8 million and an independent instrumentality of the USVI government owed approximately $23.2 million. As of June 30, 2019, all loans were currently performing and up to date on principal and interest payments.

As of June 30, 2019, the Corporation’s total exposure to shared national credit (“SNC”) loans (including unused commitments) amounted to $865.6 million. As of June 30, 2019, approximately $243.4 million of the SNC exposure related to the portfolio in Puerto Rico and $622.2 million related to the portfolio in the Florida region.

The composition of the Corporationʼs construction loan portfolio held for investment as of June 30, 2019 by category and geographic location follows:

As of June 30, 2019
	Puerto Rico	Virgin Islands	United States	Total
(Dollars in thousands)
Loans for residential housing projects:
Mid-rise (1)	$523	$956	$-	$1,479
Single-family, detached	-	1,248	8,269	9,517
Total for residential housing projects	523	2,204	8,269	10,996
Construction loans to individuals secured by residential properties	109	1,023	-	1,132
Loans for commercial projects	16,549	7,487	44,900	68,936
Land loans - residential	8,197	1,871	3,298	13,366
Land loans - commercial	5,814	-	-	5,814
Total construction loan portfolio, gross	31,192	12,585	56,467	100,244
Allowance for loan losses	(2,300)	(718)	(8)	(3,026)
Total Construction Loan Portfolio, net	$28,892	$11,867	$56,459	$97,218

(1) Mid-rise relates to buildings of up to 7 stories.

The following table presents further information related to the Corporation’s construction portfolio as of and for the six-month period ended June 30, 2019:

(Dollars in thousands)
Total undisbursed funds under existing commitments	$142,509
Construction loans held for investment in nonaccrual status	$6,936
Net charge offs (recoveries) - Construction loans	$(71)
Allowance for loan losses - Construction loans	$3,026
Nonaccrual construction loans to total construction loans, including held for sale	6.92%
Allowance for loan losses - construction loans to total construction loans held for investment	3.02%
Net charge-offs (annualized) to total average construction loans (1)	-0.16%

(1) Loan loss recoveries exceeded charge-offs during the first six months of 2019.

Consumer Loans and Finance Leases

As of June 30, 2019, the Corporation’s consumer loan and finance lease portfolio increased by $168.2 million to $2.1 billion, as compared to the portfolio balance as of December 31, 2018. The increase primarily reflects increases in auto loans, finance leases, personal loans, and credit card loans which increased by $88.6 million, $37.4 million, $36.0 million, and $11.2 million, respectively, partially offset by reductions in home equity lines of credit and boat loans of $3.4 million and $1.5 million, respectively. The increase was primarily associated with consumer loan originations in the Puerto Rico region during the first half of 2019.

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

The following table provides a breakdown of First BanCorp.’s loan production, including purchases, refinancings, renewals and draws from existing revolving and nonrevolving commitments, for the periods indicated:

	Quarter Ended June 30,		Six-Month Period Ended June 30,
	2019	2018	2019	2018
	(In thousands)

Residential real estate	$126,076	$140,344	$241,280	$261,118
Commercial and industrial and commercial mortgage	491,280	377,277	1,018,014	712,352
Construction	18,868	8,949	28,916	19,633
Finance leases	42,001	41,533	84,711	69,011
Consumer	309,709	242,379	585,720	431,809
Total loan production	$987,934	$810,482	$1,958,641	$1,493,923

The Corporation is experiencing continued loan demand and has continued its targeted origination strategy. During the quarter and six-month period ended June 30, 2019, total loan originations, including purchases, refinancings, and draws from existing revolving and non-revolving commitments, amounted to approximately $987.9 million and $2.0 billion, respectively, compared to $810.5 million and $1.5 billion, respectively, for the comparable periods in 2018.

Residential mortgage loan originations and purchases for the quarter and six-month period ended June 30, 2019 amounted to $126.1 million and $241.3 million, respectively, compared to $140.3 million and $261.1 million, respectively, for the comparable periods in 2018. These statistics include purchases from mortgage bankers of $5.1 million and $9.3 million for the quarter and six-month period ended June 30, 2019, respectively, compared to $15.2 million and $29.7 million, respectively, for the comparable periods in 2018. The decrease in residential mortgage loan originations and purchases of $14.3 million in the second quarter of 2019, as compared to the same period of 2018, reflects a decline of approximately $16.5 million in Puerto Rico, partially offset by increases of $1.9 million and $0.3 million in the Florida and Virgin Islands regions, respectively. For the six-month period ended June 30, 2019, the decrease includes a reduction of $10.4 million in the Puerto Rico region, primarily related to a lower volume of purchases from mortgage bankers, and reductions of $7.6 million and $1.8 million in Florida and the Virgin Islands regions, respectively.

Commercial and construction loan originations (excluding government loans) for the second quarter of 2019 and 2018 amounted to $508.3 million and $383.8 million, respectively, while the originations for the six-month periods ended June 30, 2019 and 2018 amounted to $1.0 billion and $716.0 million, respectively. The increase in the second quarter of 2019, compared to the same period in 2018, reflects increases of approximately $132.8 million and $1.1 million in the Puerto Rico and Virgin Islands regions, respectively, partially offset by a decrease of $9.4 million in Florida. For the six-month period ended June 30, 2019, the increase of $323.3 million, compared to the same period in 2018, reflects increases of $240.9 million, $72.9 million, and $9.5 million in Puerto Rico, Florida, and the Virgin Islands regions, respectively.

Government loan originations for the quarter and six-month period ended June 30, 2019 amounted to $1.9 million and $7.7 million, respectively, compared to $2.4 million and $16.0 million, respectively, for the comparable periods in 2018. Government loan originations in those periods were mainly related to the utilization of an arranged overdraft line of credit of a government entity in the Virgin Islands region.

Originations of auto loans (including finance leases) for the quarter and six-month period ended June 30, 2019 amounted to $172.2 million and $336.1 million, respectively, compared to $141.0 million and $242.4 million, respectively, for the comparable periods in 2018. The increases were primarily attributable to the Puerto Rico region with increases of $36.9 million and $101.3, respectively, million for the second quarter and six-month period ended June 30, 2019, compared to the same periods in 2018. Personal loan originations, other than credit cards, for the quarter and six-month period ended June 30, 2019 amounted to $77.0 million and $142.6 million, respectively, compared to $59.2 million and $97.5 million, respectively, for the comparable periods in 2018. Most of the increase in personal loan originations was reflected in the Puerto Rico region. The utilization activity on the outstanding credit card portfolio for the quarter and six-month period ended June 30, 2019 amounted to approximately $102.5 million and $191.8 million, respectively, compared to $83.7 million and $160.9 million, respectively, for the comparable periods in 2018.

Investment Activities

As part of its liquidity, revenue diversification and interest rate risk management strategies, First BanCorp. maintains an investment portfolio that is classified as available for sale or held to maturity. The Corporation’s total available-for-sale investment securities portfolio as of June 30, 2019 amounted to $1.8 billion, a decrease of $138.9 million from December 31, 2018. The decrease was mainly driven by prepayments of $100.0 million of U.S. agencies MBS and $75.4 million of U.S. agencies bonds that matured or were called prior to maturity, partially offset by a $38.0 million increase in the fair value of available-for sale investment securities attributable to changes in market interest rates.

As of June 30, 2019, approximately 99% of the Corporation’s available-for-sale securities portfolio was invested in U.S. government and agency debentures and fixed-rate U.S. government sponsored-agency MBS (mainly GNMA, Fannie Mae (“FNMA”) and Freddie Mac (“FHLMC”) fixed-rate securities). In addition, as of June 30, 2019, the Corporation owned bonds of the Puerto Rico Housing Finance Authority (“PRHFA”), classified as available for sale, in the aggregate amount of $8.3 million, carried on the Corporation’s books at their aggregate fair value of $7.0 million, which were current as to contractual payments as of June 30, 2019. Approximately $4.3 million (fair value - $2.9 million) of these bonds consisted of a residential pass-through mortgage-backed security issued by the PRHFA that is collateralized by second mortgages originated under a program launched by the Puerto Rico government in 2010. This bond was structured as a zero-coupon bond for the first ten years (up to July 2019).

As of June 30, 2019, the Corporation’s held-to-maturity investment securities portfolio amounted to $144.7 million, down $0.1 million from December 31, 2018. Held-to-maturity investment securities consisted of financing arrangements with Puerto Rico municipalities issued in bond form, which are accounted for as securities, but are underwritten as loans with features that are typically found in commercial loans. These obligations typically are not issued in bearer form, are not registered with the SEC, and are not rated by external credit agencies. These bonds have seniority to the payment of operating costs and expenses of the municipality and are supported by assigned property tax revenues. Approximately 70% of the Corporation’s municipality bonds consisted of obligations issued by three of the largest municipalities in Puerto Rico. These municipalities are required by law to levy special property taxes in such amounts as are required for the payment of all of their respective general obligation bonds and loans.

See “Risk Management – Exposure to Puerto Rico Government” below for information and details about the Corporation’s total direct exposure to the Puerto Rico government, including the municipalities.

The following table presents the carrying value of investments as of the indicated dates:

	June 30,	December 31,
	2019	2018
(In thousands)

Money market investments	$97,853	$7,590

Investment securities available for sale, at fair value:
U.S. government and agencies obligations	540,719	608,656
Puerto Rico government obligations	6,991	6,952
MBS	1,255,478	1,326,460
Other	500	500
Total investment securities available for sale, at fair value	1,803,688	1,942,568
Investment securities held-to-maturity, at amortized cost:
Puerto Rico Municipal Bonds	144,672	144,815

Equity securities, including $41.7 and $41.9 million of FHLB stock
as of June 30, 2019 and December 31, 2018, respectively	44,227	44,530
Total money market investments and investment securities	$2,090,440	$2,139,503
MBS as of the indicated dates consisted of:

	June 30,	December 31,
(In thousands)	2019	2018

Available for sale:
FHLMC certificates	$330,545	$349,778
GNMA certificates	171,067	182,777
FNMA certificates	683,144	714,044
Collateralized mortgage obligations issued or
guaranteed by FHLMC and GNMA	58,215	65,947
Other mortgage pass-through certificates	12,507	13,914
Total MBS	$1,255,478	$1,326,460

The carrying values of investment securities classified as available for sale and held to maturity as of June 30, 2019 by contractual maturity (excluding MBS) are shown below:

	Carrying	Weighted
(Dollars in thousands)	Amount	Average Yield %

U.S. government and agencies obligations
Due within one year	$189,391	1.35
Due after one year through five years	166,725	2.02
Due after five years through ten years	155,424	2.89
Due after ten years	29,179	2.70
	540,719	2.07

Puerto Rico government and municipalities obligations
Due after one year through five years	5,957	4.96
Due after five years through ten years	57,108	6.04
Due after ten years	88,598	6.07
	151,663	6.02

Other Investment Securities
Due after one year through five years	500	2.96
Total	692,882	2.94

MBS	1,255,478	2.71

Total investment securities available for sale and held to maturity	$1,948,360	2.79

Net interest income of future periods could be affected by prepayments of MBS. Any acceleration in the prepayments of MBS would lower yields on these securities, as the amortization of premiums paid upon acquisition of these securities would accelerate. Conversely, acceleration of the prepayments of MBS would increase yields on securities purchased at a discount, as the amortization of the discount would accelerate. These risks are directly linked to future period market interest rate fluctuations. Also, net interest income in future periods might be affected by the Corporation’s investment in callable securities. As of June 30, 2019, the Corporation had approximately $226.7 million in debt securities (U.S. agency and Puerto Rico government securities) with embedded calls and with an average yield of 2.74%. See “Risk Management” below for further analysis of the effects of changing interest rates on the Corporation’s net interest income and the interest rate risk management strategies followed by the Corporation. Also refer to Note 5 – Investment Securities, to the accompanying unaudited consolidated financial statements for additional information regarding the Corporation’s investment portfolio.

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

The Corporation manages liquidity at two levels. The first is the liquidity of the parent company, which is the holding company that owns the banking and non-banking subsidiaries. The second is the liquidity of the banking subsidiary. As of June 30, 2019, FirstBank could not pay any dividend to the holding company, except upon receipt of required regulatory approvals. During the fourth quarter of 2018, the Corporation reinstated quarterly dividend payments on its common stock. During the first half of 2019, the Corporation continued to pay quarterly interest payments on the subordinated debentures associated with its TRuPs, the monthly dividend income on its non-cumulative perpetual monthly income preferred stock, and quarterly dividends on its common stock pursuant to regulatory approvals.

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

The Corporation develops and maintains contingency funding plans. These plans evaluate the Corporation’s liquidity position under various operating circumstances and are designed to help ensure that the Corporation will be able to operate through periods of stress when access to normal sources of funds is constrained. The plans project funding requirements during a potential period of stress, specify and quantify sources of liquidity, outline actions and procedures for effectively managing liquidity through a difficult period, and define roles and responsibilities for the Corporation’s employees. Under the contingency funding plan, the Corporation stresses the balance sheet and the liquidity position to critical levels that mimic difficulties in generating funds or even maintaining the current funding position of the Corporation and the Bank and are designed to help ensure the ability of the Corporation and the Bank to honor its respective commitments. The Corporation has established liquidity triggers monitored by the MIALCO in order to maintain the ordinary funding of the banking business. MIALCO developed contingency funding plans for the following four scenarios: local market event, credit rating downgrade, an economic cycle downturn event, and a concentration event. They are reviewed and approved annually by the Board of Directors’ Asset and Liability Committee.

The Corporation manages its liquidity in a proactive manner and maintains a sound liquidity position. It uses multiple measures to monitor the liquidity position, including core liquidity, basic liquidity, and time-based reserve measures. As of June 30, 2019, the estimated core liquidity reserve (which includes cash and free liquid assets) was $1.8 billion, or 14.5% of total assets, compared to $1.9 billion, or 15.6% of total assets as of December 31, 2018. The basic liquidity ratio (which adds available secured lines of credit to the core liquidity) as of June 30, 2019 was approximately 17.6% of total assets, compared to 19.0% of total assets as of December 31, 2018. As of June 30, 2019, the Corporation had $381.2 million available for additional credit from the FHLB. Unpledged liquid securities as of June 30, 2019, mainly fixed-rate MBS and U.S. agency debentures, amounted to approximately $1.0 billion. The Corporation does not rely on uncommitted inter-bank lines of credit (federal funds lines) to fund its operations and does not include them in the basic liquidity measure. As of June 30, 2019, the holding company had $27.8 million of cash and cash equivalents. Cash and cash equivalents at the Bank level as of June 30, 2019 were approximately $733.3 million. The Bank had $515.7 million in brokered CDs as of June 30, 2019, of which approximately $243.2 million mature over the next twelve months. Liquidity at the Bank level is highly dependent on bank deposits, which fund 74% of the Bank’s assets (or 70% excluding brokered CDs).

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

The Corporation has continued reducing the amounts of its outstanding brokered CDs. As of June 30, 2019, the amount of brokered CDs had decreased by $39.9 million to $515.7 million from brokered CDs of $555.6 million as of December 31, 2018. At the same time as the Corporation focuses on reducing its reliance on brokered CDs, it is seeking to add core deposits. During the first six months of 2019, the Corporation increased deposits, excluding brokered CDs and government deposits, by $89.8 million to $7.6 billion, as further discussed below.

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

The Corporation’s principal sources of funding are:

Brokered CDs – Historically, a large portion of the Corporation’s funding has been brokered CDs issued by FirstBank. Total brokered CDs decreased during the first six months of 2019 by $39.9 million to $515.7 million as of June 30, 2019.

The average remaining term to maturity of the retail brokered CDs outstanding as of June 30, 2019 was approximately 1.2 years.

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

The following table presents contractual maturities of time deposits with denominations of $100,000 or higher as of June 30, 2019:

Total
(In thousands)

Three months or less	$364,156
Over three months to six months	294,487
Over six months to one year	571,212
Over one year	1,084,687
Total	$2,314,542

CDs in denominations of $100,000 or higher include brokered CDs of $515.7 million issued to deposit brokers in the form of large CDs that are generally participated out by brokers in amounts of less than the FDIC insurance limit.

Government deposits – As of June 30, 2019, the Corporation had $785.4 million of Puerto Rico public sector deposits ($644.1 million in transactional accounts and $141.3 million in time deposits), compared to $677.3 million as of December 31, 2018. Approximately 41% is from municipalities and municipal agencies in Puerto Rico and 59% is from public corporations and the Puerto Rico government and agencies.

In addition, as of June 30, 2019, the Corporation had $252.9 million of government deposits in the Virgin Islands, compared to $223.4 million as of December 31, 2018.

Retail deposits – The Corporation’s deposit products also include regular savings accounts, demand deposit accounts, money market accounts and retail CDs. Deposits, excluding brokered CDs and government deposits, increased by $89.8 million to $7.6 billion as of June 30, 2019, compared to $7.5 billion as of December 31, 2018, reflecting increases of $92.4 million in the Puerto Rico region and $7.4 million in the Virgin Islands region, partially offset by a decrease of $10.0 million in the Florida region. The increase in the Puerto Rico region reflects, among other things, a growth of $121.7 million in time deposits.

Refer to Net Interest Income above for information about average balances of interest-bearing deposits, and the average interest rate paid on deposits for the quarters and six-month periods ended June 30, 2019 and 2018.

Securities sold under agreements to repurchase - The Corporation’s investment portfolio is funded in part with repurchase agreements. The Corporation’s outstanding securities sold under repurchase agreements amounted to $300.0 million as of June 30, 2019, compared to $350.1 million as of December 31, 2018. During the first quarter of 2019, the Corporation repaid a $50.1 million short-term repurchase agreement carried at a cost of 2.85%. One of the Corporation’s strategies has been the use of structured repurchase agreements and long-term repurchase agreements to reduce liquidity risk and manage exposure to interest rate risk by lengthening the final maturities of its liabilities while keeping funding costs at reasonable levels. In addition to these repurchase agreements, the Corporation has been able to maintain access to credit by using cost-effective sources such as FHLB advances. See Note 17 – Securities Sold Under Agreements to Repurchase, in the accompanying unaudited consolidated financial statements for further details about repurchase agreements outstanding by counterparty and maturities.

As of June 30, 2019, the Corporation had $200 million of reverse repurchase agreements with a counterparty under a master netting arrangement that provides for a right of setoff that meets the conditions of ASC Topic 210-20-45-11, “Balance Sheet – Offsetting – Repurchase and Reverse Repurchase Agreements,” for a net presentation. These repurchase agreements and reverse repurchase agreements are presented net on the consolidated statements of financial condition.

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

Advances from the FHLB – The Bank is a member of the FHLB system and obtains advances to fund its operations under a collateral agreement with the FHLB that requires the Bank to maintain qualifying mortgages and/or investments as collateral for advances taken. As of each of June 30, 2019 and December 31, 2018, the outstanding balance of FHLB advances was $740.0 million. As of June 30, 2019, the Corporation had $381.2 million available for additional credit on FHLB lines of credit.

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

As of June 30, 2019 and December 31, 2018, the Corporation had subordinated debentures outstanding in the aggregate amount of $184.2 million.

During the second quarter of 2016, the Corporation received approval from the Federal Reserve and paid $31.2 million for all the accrued but deferred interest payments, plus the interest for the 2016 second quarter, on the Corporation’s junior subordinated deferrable debentures associated with its TRuPs. Subsequently, the Corporation has received quarterly regulatory approvals and made scheduled quarterly interest payments. As of June 30, 2019, the Corporation was current on all interest payments due related to its subordinated debentures. On October 3, 2017, the New York FED terminated the Written Agreement entered into on June 3, 2010 between the Corporation and the Federal Reserve. However, the Corporation has agreed with its regulators to continue to obtain approval before paying dividends, receiving dividends from the Bank, making payments on subordinated debt or TRuPs, incurring or guaranteeing debt or purchasing or redeeming any corporate stock. The Corporation has received approval to make the subordinated debentures’ quarterly payments through December 2019, subject to conditions established in the agreement with regulators.

Other Sources of Funds and Liquidity - The Corporation’s principal uses of funds are for the origination of loans and the repayment of maturing deposits and borrowings. In connection with its mortgage banking activities, the Corporation has invested in technology and personnel to enhance the Corporation’s secondary mortgage market capabilities.

The enhanced capabilities improve the Corporation’s liquidity profile as they allow the Corporation to derive liquidity, if needed, from the sale of mortgage loans in the secondary market. The U.S. (including Puerto Rico) secondary mortgage market is still highly liquid, in large part because of the sale of mortgages through guarantee programs of the U.S. Federal Housing Administration (“FHA”), U.S. Veterans Administration (“VA”), U.S. Department of Housing and Urban Development (“HUD”), FNMA and FHLMC. During the first half of 2019, the Corporation sold approximately $115.0 million of FHA/VA mortgage loans to GNMA, which packages them into MBS. Any regulatory actions affecting GNMA, FNMA or FHLMC could adversely affect the secondary mortgage market.

Although currently not in use, other potential sources of short-term funding for the Corporation include commercial paper and federal funds purchased. Furthermore, in previous years, the Corporation entered into several financing transactions to diversify its funding sources, including the issuance of notes payable and, as noted above, junior subordinated debentures as part of its longer-term liquidity and capital management activities. No assurance can be given that these sources of liquidity will be available in the future and, if available, will be on comparable terms or terms favorable to the Corporation.

Effect of Credit Ratings on Access to Liquidity

The Corporation’s liquidity is contingent upon its ability to obtain external sources of funding to finance its operations. The Corporation’s current credit ratings and any downgrade in credit ratings can hinder the Corporation’s access to new forms of external funding and/or cause external funding to be more expensive, which could in turn adversely affect results of operations. Also, changes in credit ratings may further affect the fair value of unsecured derivatives whose value takes into account the Corporation’s own credit risk.

The Corporation does not have any outstanding debt or derivative agreements that would be affected by credit rating downgrades. Furthermore, given the Corporation’s non-reliance on corporate debt or other instruments directly linked in terms of pricing or volume to credit ratings, the liquidity of the Corporation has not been affected in any material way by downgrades. The Corporation’s ability to access new non-deposit sources of funding, however, could be adversely affected by credit downgrades.

The Corporation’s credit as a long-term issuer is currently rated B+ by S&P and B+ by Fitch. At the FirstBank subsidiary level, long-term issuer ratings are B3 by Moody’s, six notches below their definition of investment grade, BB- by S&P, three notches below their definition of investment grade, and B+ by Fitch, four notches below their definition of investment grade. The Corporation’s credit ratings are dependent on a number of factors, both quantitative and qualitative, and are subject to change at any time. The disclosure of credit ratings is not a recommendation to buy, sell or hold the Corporation’s securities. Each rating should be evaluated independently of any other rating.

Cash Flows

Cash and cash equivalents were $740.3 million as of June 30, 2019, an increase of $154.1 million compared to the balance as of December 31, 2018. The following discussion highlights the major activities and transactions that affected the Corporation’s cash flows during the first six months of 2019 and 2018.

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

For the first six months of 2019 and 2018, net cash provided by operating activities was $157.1 million and $158.3 million, respectively. Net cash generated from operating activities was higher than net income, largely as a result of adjustments for items such as the provision for loan and lease losses, depreciation and amortization, as well as the cash generated from sales of loans held for sale.

Cash Flows from Investing Activities

The Corporation’s investing activities primarily relate to originating loans to be held for investment, as well as, purchasing, selling and repaying available-for-sale and held-to-maturity investment securities. For the six-month period ended June 30, 2019, net cash used in investing activities was $132.6 million, primarily due to liquidity used to fund commercial and consumer loan originations, partially offset by principal collected on loans and U.S. agency MBS prepayments.

For the six-month period ended June 30, 2018, net cash used in investing activities was $57.4 million, primarily reflecting the effect of purchases of U.S. agency debt securities, partially offset by U.S. agency MBS prepayments and proceeds from sales of adversely-classified commercial loans and seasoned residential mortgage loans.

Cash Flows from Financing Activities

The Corporation’s financing activities primarily include the receipt of deposits and the issuance of brokered CDs, the issuance and payments of long-term debt, the issuance of equity instruments and activities related to its short-term funding. For the first six months of 2019, net cash provided by financing activities was $129.6 million, mainly reflecting the increase in non-brokered and government deposits, partially offset by the repayment of a matured short-term repurchase agreement in the amount of $50.1 million and dividends paid on common and preferred stock.

During the six-month period ended June 30, 2018, net cash provided by financing activities was $71.2 million, mainly reflecting the effect of the increase in non-brokered deposits, partially offset by repayments of maturing brokered CDs and a $100 million short-term repurchase agreement, as well as the repurchase of TRuPs.

Capital

As of June 30, 2019, the Corporation’s stockholders’ equity was $2.2 billion, an increase of $108.3 million from December 31, 2018. The increase was mainly driven by the earnings generated in the first half of 2019 and the $38.0 million increase in the fair value of available-for-sale investment securities recorded as part of Other comprehensive income, partially offset by common and preferred stock dividends declared in the first half of 2019 totaling $14.4 million. As mentioned above, on October 3, 2017, the Federal Reserve terminated the Written Agreement entered into on June 3, 2010 between the Corporation and the Federal Reserve. However, the Corporation has agreed with its regulators to continue to obtain approval before paying dividends, receiving dividends from the Bank, making payments on subordinated debt or TRuPs, incurring or guaranteeing debt or purchasing or redeeming any corporate stock. The Corporation received regulatory approvals to pay the monthly dividends on the Corporation’s Series A through E Preferred Stock and quarterly dividends on common stock through December 2019, subject to conditions established in the agreement with regulators. The Corporation intends to request approval in future periods to continue to pay monthly dividend payments on the non-cumulative perpetual monthly income preferred stock and quarterly dividends on common stock.

Set forth below are First BanCorp.ʼs and FirstBankʼs regulatory capital ratios as of June 30, 2019 and December 31, 2018:

			Banking Subsidiary
	First BanCorp.		FirstBank		To be well capitalized - General thresholds
		Fully		Fully
		Phased-in		Phased-in
As of June 30, 2019	Actual	Pro-forma (1)	Actual	Pro-forma (1)
Total capital ratio (Total capital to risk-weighted assets)	24.25%	23.84%	23.74%	23.33%	10.00%
Common Equity Tier 1 capital ratio
(Common equity Tier 1 capital to risk-weighted assets)	20.63%	20.26%	19.09%	18.75%	6.50%
Tier 1 capital ratio (Tier 1 capital to risk-weighted assets)	21.03%	20.65%	22.48%	22.08%	8.00%
Leverage ratio	15.64%	15.64%	16.75%	16.75%	5.00%

			Banking Subsidiary
	First BanCorp.		FirstBank		To be well capitalized - General thresholds
		Fully		Fully
		Phased-in		Phased-in
As of December 31, 2018	Actual	Pro-forma (1)	Actual	Pro-forma (1)
Total capital ratio (Total capital to risk-weighted assets)	24.00%	23.50%	23.51%	23.02%	10.00%
Common Equity Tier 1 capital ratio
(Common equity Tier 1 capital to risk-weighted assets)	20.30%	19.86%	18.76%	18.35%	6.50%
Tier 1 capital ratio (Tier 1 capital to risk-weighted assets)	20.71%	20.26%	22.25%	21.76%	8.00%
Leverage ratio	15.37%	15.37%	16.53%	16.53%	5.00%

(1) Certain adjustments required under Basel III rules were phased-in through the end of 2018, although certain elements of the Basel III rules were deferred by the federal banking agencies until April 1, 2020. The ratios shown in this column were calculated assuming fully phased-in adjustments as if they were effective as of June 30, 2019 and December 31, 2018.

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

The Federal Reserve Board, the FDIC, and the Office of the Comptroller of the Currency (collectively “the agencies”) have issued several rulemakings over the last two years to simplify certain aspects of the capital rule. For example, the capital rule included transitional arrangements for certain requirements. Under such transitional arrangements in the capital rule, any amount of mortgage servicing assets, temporary difference deferred tax assets, and investments in the capital of unconsolidated financial institutions that a banking organization did not deduct from common equity tier 1 capital was risk weighted at 100 percent until January 1, 2018. In 2017, the agencies adopted a rule (transition rule) to allow non-advanced approaches banking organizations, such as the Corporation and FirstBank, to continue to apply the transition treatment in effect in 2017 (including the 100 percent risk weight for mortgage servicing assets, temporary difference deferred tax assets, and significant investments in the capital of unconsolidated financial institutions) while the agencies considered the simplifications proposal.

On July 9, 2019, the agencies adopted a final rule that supersedes the regulatory capital transition rules and eliminates the transition provisions that are no longer operative. The final rule will be generally effective April 1, 2020 and eliminates: (i) the 10 percent common equity tier 1 capital deduction threshold, which applies individually to holdings of mortgage servicing assets, temporary difference deferred tax assets, and significant investments in the capital of unconsolidated financial institutions in the form of common stock; (ii) the 15 percent common equity tier 1 capital deduction threshold, which applies to the aggregate amount of such items; (iii) the 10 percent threshold for non-significant investments, which applies to holdings of regulatory capital of unconsolidated financial institutions; and (iv) the deduction treatment for significant investments in the capital of unconsolidated financial institutions that are not in the form of common stock. Instead of the current capital rule's treatments for mortgage servicing assets, temporary difference deferred tax assets, and investments in the capital of unconsolidated financial institutions, the final rule requires non-advanced approaches banking organizations to deduct from common equity tier 1 capital any amount of mortgage servicing assets, temporary difference deferred tax assets, and investments in the capital of unconsolidated financial institutions that individually exceed 25 percent of common equity tier 1 capital of the banking organization (the 25 percent common equity tier 1 capital deduction threshold). The final rule retains the deferred requirement that requires a banking organization to apply a 250 percent risk weight to non-deducted mortgage servicing assets or temporary difference deferred tax assets. The table above presents, on a pro-forma basis, regulatory capital ratios incorporating changes required by this final rule as if they were effective as of June 30, 2019 and December 31, 2018.

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

The following table is a reconciliation of the Corporation’s tangible common equity and tangible assets as of June 30, 2019 and December 31, 2018, respectively:

	June 30,	December 31,
(In thousands, except ratios and per share information)	2019	2018

Total equity - GAAP	$2,152,976	$2,044,704
Preferred equity	(36,104)	(36,104)
Goodwill	(28,098)	(28,098)
Purchased credit card relationship intangible	(4,659)	(5,702)
Core deposit intangible	(3,903)	(4,335)
Insurance customer relationship intangible	(546)	(622)

Tangible common equity	$2,079,666	$1,969,843

Total assets - GAAP	$12,537,196	$12,243,561
Goodwill	(28,098)	(28,098)
Purchased credit card relationship intangible	(4,659)	(5,702)
Core deposit intangible	(3,903)	(4,335)
Insurance customer relationship intangible	(546)	(622)
Tangible assets	$12,499,990	$12,204,804
Common shares outstanding	217,328	217,235

Tangible common equity ratio	16.64%	16.14%
Tangible book value per common share	$9.57	$9.07

(1) In May 2017, the U.S. Treasury sold its remaining shares of common stock in First BanCorp. As a result, senior officers forfeited approximately 2.4 million of restricted shares that they held.

The Banking Law of the Commonwealth of Puerto Rico requires that a minimum of 10% of FirstBank’s net income for the year be transferred to a legal surplus reserve until such surplus equals the total of paid-in-capital on common and preferred stock. Amounts transferred to the legal surplus reserve from Retained earnings are not available for distribution to the Corporation, including for payment as dividends to the stockholders, without the prior consent of the Puerto Rico Commissioner of Financial Institutions. The Puerto Rico Banking Law provides that, when the expenditures of a Puerto Rico commercial bank are greater than receipts, the excess of the expenditures over receipts must be charged against the undistributed profits of the bank, and the balance, if any, must be charged against the legal surplus reserve, as a reduction thereof. If there is no legal surplus reserve sufficient to cover such balance in whole or in part, the outstanding amount must be charged against the capital account and the Bank cannot pay dividends until it can replenish the legal surplus reserve to an amount of at least 20% of the original capital contributed. During the fourth quarter of 2018, $20.5 million was transferred to the legal surplus reserve. FirstBank’s legal surplus reserve, included as part of Retained earnings in the Corporation’s consolidated statements of financial condition, amounted to $80.2 million as of June 30, 2019. There were no transfers to the legal surplus reserve during the first six months of 2019.

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

As a provider of financial services, the Corporation routinely enters into commitments with off-balance sheet risk to meet the financial needs of its customers. These financial instruments may include loan commitments and standby letters of credit. These commitments are subject to the same credit policies and approval processes used for on-balance sheet instruments. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the statement of financial position. As of June 30, 2019, the Corporation’s commitments to extend credit amounted to approximately $1.3 billion, of which $658.2 million related to credit card loans. Commercial and financial standby letters of credit amounted to approximately $52.2 million.

Contractual Obligations, Commitments and Contingencies

The following table presents information about the maturities of the Corporation’s contractual obligations and commitments, which consist of CDs, long-term contractual debt obligations, commitments to sell mortgage loans and commitments to extend credit:

	Contractual Obligations and Commitments
	As of June 30, 2019
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years

(In thousands)

Contractual obligations:
Certificates of deposit	$3,049,450	$1,657,326	$1,082,684	$308,270	$1,170
Securities sold under agreements to repurchase (1)	100,000	-	100,000	-	-
Advances from FHLB	740,000	250,000	290,000	200,000	-
Other borrowings	184,150	-	-	-	184,150
Operating leases	73,519	9,429	17,091	11,991	35,008
Total contractual obligations	$4,147,119	$1,916,755	$1,489,775	$520,261	$220,328

Commitments to sell mortgage loans	$3,867

Standby letters of credit	$4,229

Commitments to extend credit:
Lines of credit	$1,145,279
Letters of credit	47,993
Construction undisbursed funds	142,509
Total commercial commitments	$1,335,781

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

As of June 30, 2019, the 12-month net interest income was forecasted assuming the June 30, 2019 interest rate curves remain constant. Then, net interest income was estimated under rising and falling rate scenarios. For the rising rate scenario, a gradual (ramp) parallel upward shift of the yield curve was assumed during the first 12 months (the “+200 ramp” scenario). Conversely, for the falling rate scenario, a gradual (ramp) parallel downward shift of the yield curve was assumed during the first 12 months (the “-200 ramp” scenario). However, given the current low levels of interest rates, a full downward shift of 200 basis points would represent an unrealistic scenario. Therefore, under the falling rate scenario, rates move downward up to 200 basis points, but without reaching zero. The resulting scenario shows interest rates close to zero in most cases, reflecting a flattening yield curve instead of a parallel downward scenario.

The Libor/Swap curve for June 2019, as compared to December 2018, reflected a 57 basis points reduction in the short-term horizon, between 1 to 12 months, while market rates also decreased by 83 basis points in the medium term, that is, between 2 to 5 years. In the long-term, that is, over a 5-year-time horizon, market rates decreased by 73 basis points, causing a more flattened yield curve. The U.S. Treasury curve in the short-term decreased by 44 basis points and in the medium-term horizon decreased by 75 basis points, as compared to the December 2018 end of month levels. The long-term horizon decreased by 58 basis points as compared to December 2018 end of month levels.

The following table presents the results of the simulations as of June 30, 2019 and December 31, 2018. Consistent with prior years, these exclude non-cash changes in the fair value of derivatives:

	June 30, 2019				December 31, 2018
	Net Interest Income Risk				Net Interest Income Risk
	(Projected for the next 12 months)				(Projected for the next 12 months)
	Static Simulation		Growing Balance Sheet		Static Simulation		Growing Balance Sheet
(Dollars in millions)	Change	% Change	Change	% Change	Change	% Change	Change	% Change
+ 200 bps ramp	$17.1	3.02%	$18.2	3.08%	$5.7	1.05%	$8.7	1.50%
- 200 bps ramp	$(21.3)	(3.76)%	$(18.0)	(3.04)%	$(7.2)	(1.31)%	$(9.1)	(1.57)%

The Corporation continues to manage its balance sheet structure to control the overall interest rate risk. As of June 30, 2019, the simulations showed that the Corporation continues to maintain an asset-sensitive position. The Corporation has continued repositioning the balance sheet and improving the funding mix, driven by an increase in the average balance of interest-bearing deposits with low rate elasticity, and reductions in brokered CDs and short-term repurchase agreements. The above-mentioned growth in deposits, along with proceeds from US agency MBS and loan repayments, and proceeds from U.S. agency bonds that matured or were called prior to maturity during the first half of 2019 has helped the Corporation to fund the continued increases in the loan portfolio, mainly in consumer and commercial loans, along with continue maintaining adequate liquidity levels.

Taking into consideration the above-mentioned facts for modeling purposes, the net interest income for the next 12 months under a growing balance sheet scenario was estimated to increase by $18.2 million in the rising rate scenario when compared against the Corporation’s flat or unchanged interest rate forecast scenario. Under the falling rate, growing balance sheet scenario, the net interest income was estimated to decrease by $18.0 million.

Derivatives

First BanCorp. uses derivative instruments and other strategies to manage its exposure to interest rate risk caused by changes in interest rates that are beyond management’s control.

The following summarizes major strategies, including derivative activities that the Corporation uses in managing interest rate risk:

Interest rate cap agreements - Interest rate cap agreements provide the right to receive cash if a reference interest rate rises above a contractual rate. The value of the interest rate cap increases as the reference interest rate rises. The Corporation enters into interest rate cap agreements for protection from rising interest rates.

Forward Contracts - Forward contracts are sales of TBAs that will settle over the standard delivery date and do not qualify as “regular-way” security trades. Regular-way security trades are contracts that have no net settlement provision and no market mechanism to facilitate net settlement and provide for delivery of a security within the timeframe generally established by regulations or conventions in the market-place or exchange in which the transaction is being executed. The forward sales are considered derivative instruments that need to be marked-to-market. The Corporation uses these securities to economically hedge the FHA/VA residential mortgage loan securitizations of the mortgage-banking operations. The Corporation also reports as forward contracts the mandatory mortgage loan sales commitments that it enters into with GSEs that require or permit net settlement via a pair-off transaction or the payment of a pair-off fee. Unrealized gains (losses) are recognized as part of Mortgage banking activities in the consolidated statements of income.

Interest Rate Lock Commitments – Interest rate lock commitments are agreements under which the Corporation agrees to extend credit to a borrower under certain specified terms and conditions in which the interest rate and the maximum amount of the loan are set prior to funding. Under the agreement, the Corporation commits to lend funds to a potential borrower, generally on a fixed rate basis, regardless of whether interest rates change in the market.

For detailed information regarding the volume of derivative activities (e.g., notional amounts), location and fair values of derivative instruments in the consolidated statements of financial condition and the amount of gains and losses reported in the consolidated statements of income, see Note 12 – Derivative Instruments and Hedging Activities in the accompanying consolidated unaudited financial statements.

The following tables summarize the fair value changes in the Corporation’s derivatives, as well as the sources of the fair values:
	Asset Derivatives	Liability Derivatives
	Six-Month Period Ended	Six-Month Period Ended
(In thousands)	June 30, 2019	June 30, 2019

Fair value of contracts outstanding as of the beginning of the period	$1,018	$(1,000)
Changes in fair value during the period	(608)	519
Fair value of contracts outstanding as of June 30, 2019	$410	$(481)

Sources of Fair Value

	Payment Due by Period
	Maturity Less Than One Year	Maturity 1-3 Years	Maturity 3-5 Years	Maturity in Excess of 5 Years	Total Fair Value

(In thousands)
As of June 30, 2019
Pricing from observable market inputs - Asset Derivatives	$314	$76	$20	$-	$410
Pricing from observable market inputs - Liability Derivatives	(387)	(76)	(18)	-	(481)
	$(73)	$-	$2	$-	$(71)

Derivative instruments, such as interest rate caps, are subject to market risk. As is the case with investment securities, the market value of derivative instruments is largely a function of the financial market’s expectations regarding the future direction of interest rates. Accordingly, current market values are not necessarily indicative of the future impact of derivative instruments on earnings. This will depend, in part, on the level of interest rates, as well as the expectations for rates in the future.

As of June 30, 2019 and December 31, 2018, all of the derivative instruments held by the Corporation were considered undesignated economic hedges.

The use of derivatives involves market and credit risk. The market risk of derivatives stems principally from the potential for changes in the value of derivative contracts based on changes in interest rates. The credit risk of derivatives arises from the potential for default of the counterparty. To manage this credit risk, the Corporation deals with counterparties that it considers to be of good credit standing, enters into master netting agreements whenever possible and, when appropriate, obtains collateral. Master netting agreements incorporate rights of set-off that provide for the net settlement of contracts with the same counterparty in the event of default.

Credit Risk Management

First BanCorp. is subject to credit risk mainly with respect to its portfolio of loans receivable and off-balance-sheet instruments, mainly derivatives and loan commitments. Loans receivable represents loans that First BanCorp. holds for investment and, therefore, First BanCorp. is at risk for the term of the loan. Loan commitments represent commitments to extend credit, subject to specific conditions, for specific amounts and maturities. These commitments may expose the Corporation to credit risk and are subject to the same review and approval process as for loans made by the Bank. See “Contractual Obligations and Commitments” above for further details. The credit risk of derivatives arises from the potential that the counterparty will default on its contractual obligations. To manage this credit risk, the Corporation deals with counterparties that it considers to be of good credit standing, enters into master netting agreements whenever possible and, when appropriate, obtains collateral. For further details and information on the Corporation’s derivative credit risk exposure, see “Interest Rate Risk Management,” above. The Corporation manages its credit risk through its credit policy, underwriting, independent loan review and quality control procedures, statistical analysis, comprehensive financial analysis, and established management committees. The Corporation also employs proactive collection and loss mitigation efforts. Furthermore, personnel performing structured loan workout functions are responsible for mitigating defaults and minimizing losses upon default within each region and for each business segment. In the case of the commercial and industrial (“C&I”), commercial mortgage and construction loan portfolios, the Special Asset Group (“SAG”) focuses on strategies for the accelerated reduction of non-performing assets through note sales, short sales, loss mitigation programs, and sales of OREO. In addition to the management of the resolution process for problem loans, the SAG oversees collection efforts for all loans to prevent migration to the nonaccrual and/or adversely classified status. The SAG utilizes relationship officers, collection specialists and attorneys. In the case of residential construction projects, the workout function monitors project specifics, such as project management and marketing, as deemed necessary.

The Corporation may also have risk of default in the securities portfolio. The securities held by the Corporation are principally fixed-rate U.S. agencies MBS and U.S. Treasury and agency securities. Thus, a substantial portion of these instruments is backed by mortgages, a guarantee of a U.S. GSE or the full faith and credit of the U.S. government.

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

 The ratio of the allowance for loan and lease losses to total loans held for investment decreased to 1.89% as of June 30, 2019, compared to 2.22% as of December 31, 2018. The change for each portfolio follows:

•The allowance to total loans ratio for the residential mortgage loan portfolio decreased from 1.61% as of December 31, 2018 to 1.57% as of June 30, 2019, primarily due to lower nonaccrual and delinquency loan levels.

•The allowance to total loans ratio for the commercial mortgage portfolio decreased from 3.65% as of December 31, 2018 to 2.99% as of June 30, 2019 reflecting, among other things, the effect of the $11.4 million charge-off taken in the second quarter of 2019 on a commercial mortgage loan in the Florida region against a previously-established specific reserve.

•The allowance to total loans ratio for the C&I portfolio decreased from 1.52% as of December 31, 2018 to 0.95% as of June 30, 2019, reflecting the effect of a $3.4 million reserve release associated with the resolution of uncertainties surrounding the repayment prospects of a hurricane-affected commercial customer and a charge-off of $5.7 million taken in the first quarter of 2019 on a C&I loan in Puerto Rico against a previously-established specific reserve.

•The allowance to total loans ratio for the construction loan portfolio decreased from 4.52% as of December 31, 2018 to 3.02% as of June 30, 2019, primarily as a result of a higher proportion of Florida construction loans to total construction loans. The historical loss rates applied to the construction portfolio in the Florida region are generally lower than rates applied to the construction loan portfolio in the Puerto Rico region.

•The allowance to total loans ratio for the consumer loan portfolio decreased from 2.77% as of December 31, 2018 to 2.49% as of June 30, 2019, reflecting, among other things, the effect in the first quarter of 2019 of a $3.0 million release of the hurricane-related qualitative reserve resulting from updated payment patterns and credit risk analyses applied to consumer borrowers subject to payment deferral programs that expired early in 2018.

As discussed above, the significant overall uncertainties that complicated management’s early assessments of hurricane-related credit losses have been largely addressed in the 18-month period since the hurricanes, and the hurricanes’ effect on credit quality is now reflected in the normal process for determining the allowance for loan and lease losses and not through a separate hurricane-related qualitative reserve.

The ratio of the total allowance to nonaccrual loans held for investment was 67.96% as of June 30, 2019, compared to 62.15% as of December 31, 2018.

Substantially all of the Corporation’s loan portfolio is located within the boundaries of the U.S. economy. Whether the collateral is located in Puerto Rico, the USVI and BVI or the U.S. mainland (mainly in the state of Florida), the performance of the Corporation’s loan portfolio and the value of the collateral supporting the transactions are dependent upon the performance of and conditions within each specific area’s real estate market. The real estate market in Puerto Rico experienced readjustments in value driven by reduced demand and general adverse economic conditions. The Corporation sets adequate loan-to-value ratios following its regulatory and credit policy standards.

As shown in the following table, the allowance for loan and lease losses amounted to $172.0 million as of June 30, 2019, or 1.89% of total loans, compared with $196.4 million, or 2.22% of total loans, as of December 31, 2018. See “Results of Operation - Provision for Loan and Lease Losses” above for additional information.

	Quarter Ended		Six-Month Period Ended
	June 30,		June 30,
(Dollars in thousands)	2019	2018	2019	2018

Allowance for loan and lease losses, beginning of period	$183,732	$225,856	$196,362	$231,843
Provision (release) for loan and lease losses:
Residential Mortgage (1)	586	3,599	7,225	4,046
Commercial Mortgage (2)	4,541	2,184	4,662	10,845
Commercial and Industrial (3)	(594)	75	(5,603)	731
Construction (4)	(542)	507	(637)	5,271
Consumer and Finance Leases (5)	8,543	13,171	18,707	19,187
Total provision for loan and lease losses (6)	12,534	19,536	24,354	40,080
Charge-offs
Residential Mortgage	(4,768)	(5,544)	(10,941)	(8,915)
Commercial Mortgage	(11,688)	(3,897)	(14,088)	(10,707)
Commercial and Industrial	(358)	(5,110)	(6,669)	(7,040)
Construction	(72)	(818)	(279)	(5,995)
Consumer and Finance Leases	(11,027)	(12,327)	(24,296)	(24,399)
Total charge offs	(27,913)	(27,696)	(56,273)	(57,056)
Recoveries:
Residential Mortgage	580	689	1,206	1,024
Commercial Mortgage	90	38	218	87
Commercial and Industrial	275	1,376	1,370	1,438
Construction	309	138	350	151
Consumer and Finance Leases	2,404	2,098	4,424	4,468
Total recoveries	3,658	4,339	7,568	7,168
Net charge-offs	(24,255)	(23,357)	(48,705)	(49,888)
Allowance for loan and lease losses, end of period	$172,011	$222,035	$172,011	$222,035

Allowance for loan and lease losses to period end total loans held for
investment	1.89%	2.57%	1.89%	2.57%
Net charge-offs (annualized) to average loans outstanding during the period	1.07%	1.07%	1.09%	1.14%
Provision for loan and lease losses to net charge-offs during the period	0.52x	0.84x	0.50x	0.80x
Provision for loan and lease losses to net charge-offs during the period, excluding effect of the hurricane-related qualitative reserve releases
in the second quarter of 2018 and six-month periods ended June 30, 2019 and 2018 (7)	0.52x	0.92x	0.63x	0.97x

(1)Net of a $0.2 million and $0.3 million net loan loss reserve releases for the second quarter and six-month period ended June 30, 2018, respectively, associated with revised estimates of the effects of Hurricanes Maria and Irma.

(2)Net of a $1.7 million and $1.9 million net loan loss reserve releases for the second quarter and six-month period ended June 30, 2018, respectively, associated with revised estimates of the effects of Hurricanes Maria and Irma.

(3)Net of loan loss reserve releases of $3.4 million for the six-month period ended June 30, 2019, and $0.2 million and $4.0 million for the second quarter and six-month period ended June 30, 2018, respectively, associated with revised estimates of the effects of Hurricanes Maria and Irma.

(4)Net of a $0.1 million net loan loss reserve release for the six-month period ended June 30, 2018, associated with revised estimates of the effects of Hurricanes Maria and Irma.

(5)Net of loan loss reserve releases of $3.0 million for the six-month period ended June 30, 2019 and $2.0 million for the six-month period ended June 30, 2018 associated with revised estimates of the effects of Hurricanes Maria and Irma.

(6)Net of loan loss reserve releases of $6.4 million for the six-month period ended June 30, 2019, and $2.1 million and $8.5 million for the second quarter and six-month period ended June 30, 2018, respectively, associated with revised estimates of the effects of Hurricanes Maria and Irma

(7)Non-GAAP financial measure, see "Basis of Presentation" below for a reconciliation of this measure.

The following table sets forth information concerning the allocation of the allowance for loan and lease losses by loan category and the percentage of loan balances in each category to the total of such loans as of the dates indicated:

	As of		As of
	June 30, 2019		December 31, 2018
(Dollars in thousands)	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans

Residential mortgage loans	$48,284	34%	$50,794	36%
Commercial mortgage loans	46,373	17%	55,581	17%
Construction loans	3,026	1%	3,592	1%
Commercial and Industrial loans	21,644	25%	32,546	24%
Consumer loans and finance leases	52,684	23%	53,849	22%
	$172,011	100%	$196,362	100%

See "Results of Operations - Provision for Loan and Lease Losses" above for information about enhancements to the methodology to calculate the allowance for loan and lease losses implemented in the second quarter of 2018.

The following table sets forth information concerning the composition of the Corporation's allowance for loan and lease losses as of June 30, 2019 and December 31, 2018 by loan category and by whether the allowance and related provision were calculated individually or through a general valuation allowance.

As of June 30, 2019	Residential Mortgage Loans	Commercial Mortgage Loans			Consumer and Finance Leases
				Construction Loans
(Dollars in thousands)			C&I Loans			Total
Impaired loans without specific reserves:
Principal balance of loans, net of charge-offs	$106,195	$79,600	$28,854	$3,245	$1,213	$219,107
Impaired loans with specific reserves:
Principal balance of loans, net of charge-offs	284,821	127,909	51,283	2,784	25,924	492,721
Allowance for loan and lease losses	18,788	9,023	3,880	574	4,570	36,835
Allowance for loan and lease losses to principal
balance	6.60%	7.05%	7.57%	20.62%	17.63%	7.48%
PCI loans:
Carrying value of PCI loans	$138,367	$3,339	$-	$-	$-	$141,706
Allowance for PCI loans	11,063	371	-	-	-	11,434
Allowance for PCI loans to carrying value	8.00%	11.11%	-	-	-	8.07%
Loans with general allowance:
Principal balance of loans	$2,541,363	$1,339,516	$2,199,548	$94,215	$2,085,779	$8,260,421
Allowance for loan and lease losses	18,433	36,979	17,764	2,452	48,114	123,742
Allowance for loan and lease losses to principal
balance	0.73%	2.76%	0.81%	2.60%	2.31%	1.50%
Total loans held for investment:
Principal balance of loans	$3,070,746	$1,550,364	$2,279,685	$100,244	$2,112,916	$9,113,955
Allowance for loan and lease losses	48,284	46,373	21,644	3,026	52,684	172,011
Allowance for loan and lease losses to principal balance (1)	1.57%	2.99%	0.95%	3.02%	2.49%	1.89%

As of December 31, 2018
	Residential Mortgage Loans	Commercial Mortgage Loans			Consumer and Finance Leases
				Construction Loans
(Dollars in thousands)			C&I Loans			Total
Impaired loans without specific reserves:
Principal balance of loans, net of charge-offs	$110,238	$43,358	$30,030	$2,431	$2,340	$188,397
Impaired loans with specific reserves:
Principal balance of loans, net of charge-offs	293,494	184,068	61,162	4,162	28,986	571,872
Allowance for loan and lease losses	19,965	17,684	9,693	760	5,874	53,976
Allowance for loan and lease losses to principal
balance	6.80%	9.61%	15.85%	18.26%	20.26%	9.44%
PCI loans:
Carrying value of PCI loans	$143,176	$3,464	$-	$-	$-	$146,640
Allowance for PCI loans	10,954	400	-	-	-	11,354
Allowance for PCI loans to carrying value	7.65%	11.55%	-	-	-	7.74%
Loans with general allowance:
Principal balance of loans	$2,616,300	$1,291,772	$2,056,919	$72,836	$1,913,387	$7,951,214
Allowance for loan and lease losses	19,875	37,497	22,853	2,832	47,975	131,032
Allowance for loan and lease losses to principal
balance	0.76%	2.90%	1.11%	3.89%	2.51%	1.65%
Total loans held for investment:
Principal balance of loans	$3,163,208	$1,522,662	$2,148,111	$79,429	$1,944,713	$8,858,123
Allowance for loan and lease losses	50,794	55,581	32,546	3,592	53,849	196,362
Allowance for loan and lease losses to principal
balance (1)	1.61%	3.65%	1.52%	4.52%	2.77%	2.22%

(1) Loans used in the denominator include PCI loans of $141.7 million and $146.6 million as of June 30, 2019 and December 31, 2018, respectively. However, the
Corporation separately tracks and reports PCI loans and excludes these loans from the amounts of nonaccrual loans, impaired loans, TDRs and non-performing assets.

The following tables show the activity for impaired loans held for investment during the quarters and six-month periods ended June 30, 2019 and 2018:
		Quarter Ended		Six-Month Period Ended
		June 30,		June 30,

		2019	2018	2019	2018
		(In thousands)		(In thousands)
	Impaired Loans:
	Balance as of beginning of period	$732,871	$746,280	$760,269	$790,308
	Loans determined impaired during the period	11,653	34,273	22,355	95,681
	Charge-offs (1)	(15,627)	(13,207)	(29,048)	(30,420)
	Loans sold, net of charge-offs	-	-	-	(4,121)
	Increases to existing impaired loans	362	77	1,615	7,075
	Foreclosures	(4,950)	(7,777)	(12,934)	(19,452)
	Loans no longer considered impaired	(551)	(2,433)	(703)	(3,940)
	Loans transferred to held for sale	-	-	-	(57,213)
	Paid in full, partial payments and other	(11,930)	(17,079)	(29,726)	(37,784)
	Balance as of end of period	$711,828	$740,134	$711,828	$740,134

(1)	For the six-month period ended June 30, 2018, includes charge-offs totaling $9.7 million associated with the $57.2 million in nonaccrual loans transferred to held for sale.

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

Nonaccrual Loans Policy

Residential Real Estate Loans — The Corporation generally classifies real estate loans in nonaccrual status when interest and principal have not been received for a period of 90 days or more.

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

Loans Past-Due 90 Days and Still Accruing

These are accruing loans that are contractually delinquent 90 days or more. These past-due loans are either current as to interest but delinquent as to the payment of principal or are insured or guaranteed under applicable FHA, VA or other government-guaranteed programs for residential mortgage loans. Loans past-due 90 days and still accruing also include PCI loans with individual delinquencies over 90 days, primarily related to mortgage loans acquired from Doral Bank in 2015 and from Doral Financial in 2014.

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

The following table presents non-performing assets as of the dates indicated:

	June 30,	December 31,
(Dollars in thousands)	2019	2018

Nonaccrual loans held for investment:
Residential mortgage	$129,501	$147,287
Commercial mortgage	77,495	109,536
Commercial and Industrial	21,327	30,382
Construction	6,936	8,362
Finance leases	994	1,329
Consumer	16,852	19,077
Total nonaccrual loans held for investment	$253,105	$315,973
OREO	118,081	131,402
Other repossessed property	5,744	3,576
Total non-performing assets, excluding nonaccrual loans held for sale	$376,930	$450,951
Nonaccrual loans held for sale	7,144	16,111
Total non-performing assets, including nonaccrual loans held for sale (1) (2)	$384,074	$467,062

Past due loans 90 days and still accruing (3) (4)	$142,113	$158,257
Non-performing assets to total assets	3.06%	3.81%
Nonaccrual loans held for investment to total loans held for investment	2.78%	3.57%
Allowance for loan and lease losses	$172,011	$196,362
Allowance to total nonaccrual loans held for investment	67.96%	62.15%
Allowance to total nonaccrual loans held for investment,
excluding residential real estate loans	139.16%	116.41%

(1)PCI loans accounted for under ASC Topic 310-30 of $141.7 million and $146.6 million as of June 30, 2019 and December 31, 2018, respectively, are excluded and not considered nonaccrual due to the application of the accretion method, under which these loans will accrete interest income over the remaining life of the loans using an estimated cash flow analysis.

(2)Nonaccrual loans exclude $482.0 million and $478.9 million of TDR loans that were in compliance with the modified terms and in accrual status as of June 30, 2019 and December 31, 2018, respectively.

(3)It is the Corporation's policy to report delinquent residential mortgage loans insured by the FHA, guaranteed by the VA, and other government-insured loans as past-due loans 90 days and still accruing as opposed to nonaccrual loans since the principal repayment is insured. These balances include $39.8 million of residential mortgage loans insured by the FHA that were over 15 months delinquent, and were no longer accruing interest as of June 30, 2019, taking into consideration the FHA interest curtailment process.

(4)Amount includes PCI loans with individual delinquencies over 90 days and still accruing with a carrying value as of June 30, 2019 and December 31, 2018 of approximately $27.0 million and $29.4 million, respectively, primarily related to loans acquired from Doral Bank in the first quarter of 2015 and from Doral Financial in the second quarter of 2014.

The following table shows non-performing assets by geographic segment as of the dates indicated:

	June 30,	December 31,
(Dollars in thousands)	2019	2018
Puerto Rico:
Nonaccrual loans held for investment:
Residential mortgage	$108,152	$120,707
Commercial mortgage	26,535	44,925
Commercial and Industrial	17,709	26,005
Construction	4,857	6,220
Finance leases	994	1,329
Consumer	15,684	18,037
Total nonaccrual loans held for investment	173,931	217,223

OREO	111,990	124,124
Other repossessed property	5,560	3,357
Total non-performing assets, excluding nonaccrual loans held for sale	$291,481	$344,704
Nonaccrual loans held for sale	7,144	16,111
Total non-performing assets, including nonaccrual loans held for sale (1)	$298,625	$360,815
Past due loans 90 days and still accruing (2)	$140,099	$153,269

Virgin Islands:
Nonaccrual loans held for investment:
Residential mortgage	$11,178	$12,106
Commercial mortgage	18,118	19,368
Commercial and Industrial	3,618	4,377
Construction	2,079	2,142
Consumer	426	710
Total nonaccrual loans held for investment	35,419	38,703

OREO	5,636	6,704
Other repossessed property	105	76
Total non-performing assets	$41,160	$45,483
Past due loans 90 days and still accruing	$2,014	$5,258

United States:
Nonaccrual loans held for investment:
Residential mortgage	$10,171	$14,474
Commercial mortgage	32,842	45,243
Consumer	742	330
Total nonaccrual loans held for investment	43,755	60,047

OREO	455	574
Other repossessed property	79	143
Total non-performing assets	$44,289	$60,764
Past due loans 90 days and still accruing	$-	$-

(1)PCI loans accounted for under ASC Topic 310-30 of $141.7 million and $146.6 million as of June 30, 2019 and December 31, 2018, respectively, are excluded and not considered nonaccrual due to the application of the accretion method, under which these loans will accrete interest income over the remaining life of the loans using an estimated cash flow analysis.

(2)Amounts includes PCI loans with individual delinquencies over 90 days and still accruing with a carrying value as of June 30, 2019 and December 31, 2018 of approximately $27.0 million and $29.4 million, respectively, primarily related to loans acquired from Doral Bank in the first quarter of 2015 and from Doral Financial in the second quarter of 2014.

Total nonaccrual loans, including nonaccrual loans held for sale, were $260.2 million as of June 30, 2019. This represents a decrease of $71.8 million from $332.1 million as of December 31, 2018. The decrease in nonaccrual loans was primarily attributable to: (i) a decrease of $12.9 million related to the restructuring at maturity of a commercial mortgage loan that financed multiple properties in Puerto Rico; (ii) charge-offs on nonaccrual commercial and constructions loans amounting to $20.8 million, including a charge-off of $11.4 million on a commercial mortgage loan and a $5.7 million on a commercial and industrial loan, both taken against previously-established specific reserves; (iii) a $17.8 million decrease in nonaccrual residential mortgage loans; (iv) sales and repayments of nonaccrual commercial and construction loans held for sale totaling $9.0 million during the first six months of 2019; (v) collections on nonaccrual commercial and construction loans of $8.4 million during the first six months of 2019; and (vi) a $2.6 million decrease in nonaccrual consumer loans.

Nonaccrual commercial mortgage loans, including nonaccrual commercial mortgage loans held for sale, decreased by $36.3 million to $84.6 million as of June 30, 2019 from $120.9 million as of December 31, 2018. The decrease primarily reflects a $12.9 million reduction related to the restructuring at maturity of a commercial mortgage loan that financed multiple properties in Puerto Rico. The Bank restructured this loan, which had a book value of $22.4 million as of December 31, 2018, into two separate loans supported by sources of repayment that are independent for each loan: (i) a $10.7 million loan, which is collateral dependent, carries a current market rate of interest, and was placed in accrual status after consideration of the satisfactory historical payment performance of the borrower and the Bank’s assessment of full collectability of principal and interest; and (ii) an $11.6 million loan, also collateral dependent, for which the Bank granted a forbearance period and recorded a partial charge-off of $2.1 million at the time of the restructuring supported by a full faith and credit evaluation. The latter, which had a book value of $9.6 million as of June 30, 2019, remained in nonaccrual status as of June 30, 2019. In addition, the decrease reflects the effect of a charge-off of $11.4 million taken on a commercial mortgage loan in the Florida region with a previously-established specific reserve, and the sales and repayments of commercial mortgage nonaccrual loans held for sale totaling $4.2 million during the first six months of 2019 and collections on commercial mortgage nonaccrual loans held for investment totaling $5.6 million during the first six months of 2019. Total inflows of nonaccrual commercial mortgage loans were $0.7 million for the first half of 2019, compared to $75.7 million for the same period in 2018.

Nonaccrual C&I loans, including nonaccrual C&I loans held for sale, decreased by $10.8 million to $21.3 million as of June 30, 2019 from $32.1 million as of December 31, 2018. The decrease was primarily related to charges-offs amounting to $6.6 million, including the aforementioned charge-off of $5.7 million taken on a C&I loan with a previously-established specific reserve in Puerto Rico, collections on nonaccrual C&I loans held for investment of $2.5 million during the first six months of 2019, and sales and repayments of nonaccrual C&I loans held for sale totaling $1.7 million. Total inflows of non-performing C&I loans were $0.7 million during the first half of 2019, compared to $4.1 million for the same period in 2018.

Nonaccrual construction loans, including nonaccrual construction loans held for sale, decreased by $4.4 million to $6.9 million as of June 30, 2019 from $11.4 million as of December 31, 2018, mainly due to the repayment of a $3.0 million nonaccrual construction loan held for sale during the first quarter of 2019. The inflows of non-performing construction loans held for investment during the first half of 2019 amounted to $0.1 million, compared to inflows of $0.3 million for the same period in 2018.

The following tables present the activity of commercial and construction nonaccrual loans held for investment:

	Commercial Mortgage	Commercial & Industrial	Construction	Total
(In thousands)
Quarter ended June 30, 2019
Beginning balance	$93,192	$22,507	$7,700	$123,399
Plus:
Additions to nonaccrual	231	598	76	905
Less:
Loans returned to accrual status	(933)	(374)	(528)	(1,835)
Nonaccrual loans transferred to OREO	(180)	(13)	(151)	(344)
Nonaccrual loans charge offs	(11,672)	(339)	(15)	(12,026)
Loan collections	(3,143)	(1,052)	(146)	(4,341)
Ending balance	$77,495	$21,327	$6,936	$105,758

	Commercial Mortgage	Commercial & Industrial	Construction	Total
(In thousands)
Six-Month Period Ended June 30, 2019
Beginning balance	$109,536	$30,382	$8,362	148,280
Plus:
Additions to nonaccrual	725	737	143	1,605
Less:
Loans returned to accrual status	(12,115)	(498)	(528)	(13,141)
Nonaccrual loans transferred to OREO	(1,002)	(227)	(610)	(1,839)
Nonaccrual loans charge offs	(14,067)	(6,574)	(116)	(20,757)
Loan collections	(5,582)	(2,493)	(315)	(8,390)
Ending balance	$77,495	$21,327	$6,936	$105,758

	Commercial Mortgage	Commercial & Industrial	Construction	Total
(In thousands)
Quarter ended June 30, 2018
Beginning balance	$115,179	$85,325	$16,236	$216,740
Plus:
Additions to nonaccrual	72,097	1,357	75	73,529
Less:
Loans returned to accrual status	(34,602)	(2,233)	(899)	(37,734)
Nonaccrual loans transferred to OREO	(862)	(215)	(241)	(1,318)
Nonaccrual loans charge offs	(3,897)	(5,061)	(784)	(9,742)
Loan collections	(5,301)	(2,286)	(239)	(7,826)
Ending balance	$142,614	$76,887	$14,148	$233,649

	Commercial Mortgage	Commercial & Industrial	Construction	Total
(In thousands)
Six-Month Period Ended June 30, 2018
Beginning balance	$156,493	$85,839	$52,113	$294,445
Plus:
Additions to nonaccrual	75,665	4,129	271	80,065
Less:
Loans returned to accrual status	(37,753)	(2,233)	(899)	(40,885)
Nonaccrual loans transferred to OREO	(2,318)	(1,348)	(299)	(3,965)
Nonaccrual loans charge offs	(10,707)	(5,592)	(5,961)	(22,260)
Loan collections	(11,552)	(3,908)	(296)	(15,756)
Reclassification	-	-	(781)	(781)
Loans transferred to loans held for sale, net of charge-offs	(27,214)	-	(30,000)	(57,214)
Ending balance	$142,614	$76,887	$14,148	$233,649

The following tables present the activity of commercial and construction nonaccrual loans held for sale for the indicated periods:

Commercial Mortgage
(In thousands)
Quarter ended June 30, 2019
Beginning balance	$7,381
Less:
Loan collections	(237)
Ending balance	$7,144

	Commercial Mortgage	Commercial & Industrial	Construction	Total
(In thousands)
Six-Month Period Ended June 30, 2019
Beginning balance	$11,371	$1,725	$3,015	$16,111
Less:
Loan collections and other	(514)	(662)	(3,015)	(4,191)
Nonaccrual loans sold	(3,713)	(1,063)	-	(4,776)
Ending balance	$7,144	$-	$-	$7,144

	Commercial Mortgage	Construction	Total
(In thousands)
Quarter ended June 30, 2018
Beginning balance	$27,213	$37,732	$64,945
Less:
Nonaccrual loans sold	(10,399)	-	(10,399)
Ending balance	$16,814	$37,732	$54,546

	Commercial Mortgage	Construction	Total
(In thousands)
Six-Month Period Ended June 30, 2018
Beginning balance	$-	$8,290	$8,290
Plus:
Loans transferred from held for investment	27,213	30,000	57,213
Less:
Lower of cost or market adjustment	-	(558)	(558)
Nonaccrual loans sold	(10,399)	-	(10,399)
Ending balance	$16,814	$37,732	$54,546

Total nonaccrual commercial and construction loans, including nonaccrual loans held for sale, with a book value of $112.9 million as of June 30, 2019, were being carried (net of reserves and accumulated charge-offs) at 50.4% of unpaid principal balance.

Nonaccrual residential mortgage loans decreased by $17.8 million to $129.5 million as of June 30, 2019 from $147.3 million as of December 31, 2018. The decrease was driven primarily by loans brought current, loans transferred to the OREO portfolio, collections (including two loans individually in excess of $1 million paid-off in the first quarter, which totaled $3.3 million), and charge-offs that, in the aggregate, offset the inflows in the first half of 2019. The inflows of non-performing residential mortgage loans during the first half of 2019 amounted to $23.2 million, compared to inflows of $43.7 million for the same period in 2018.

The following tables presents the activity of residential nonaccrual loans held for investment:

	Quarter Ended		Six-Month Period Ended
	June 30,		June 30,
(In thousands)	2019	2018	2019	2018

Beginning balance	$132,049	$171,380	$147,287	$178,291
Plus:
Additions to nonaccrual	11,709	16,776	23,169	43,737
Less:
Loans returned to accrual status	(4,668)	(11,987)	(14,038)	(31,108)
Nonaccrual loans transferred to OREO	(4,445)	(6,708)	(11,735)	(16,837)
Nonaccrual loans charge-offs	(2,507)	(4,064)	(6,864)	(6,864)
Loan collections	(2,637)	(2,858)	(8,318)	(5,461)
Reclassification	-	-	-	781
Ending balance	$129,501	$162,539	$129,501	$162,539

The amount of nonaccrual consumer loans, including finance leases, decreased by $2.6 million during the first half of 2019 to $17.8 million compared to $20.4 million as of December 31, 2018. The inflows of nonaccrual consumer loans during the first half of 2019 were $22.6 million, a decrease of $8.6 million, compared to inflows of $31.2 million for the same period in 2018.

As of June 30, 2019, approximately $38.4 million of the loans placed in nonaccrual status, mainly commercial loans, were current, or had delinquencies of less than 90 days in their interest payments, including $24.3 million of TDRs maintained in nonaccrual status until the restructured loans meet the criteria of sustained payment performance under the revised terms for reinstatement to accrual status and there is no doubt about full collectability. Collections on these loans are being recorded on a cash basis through earnings, or on a cost-recovery basis, as conditions warrant.

During the six-month period ended June 30, 2019, interest income of approximately $1.7 million related to nonaccrual loans with a carrying value of $69.6 million as of June 30, 2019, mainly non-performing construction and commercial loans, was applied against the related principal balances under the cost-recovery method.

As of June 30, 2019, approximately $110.7 million, or 43.7%, of total nonaccrual loans held for investment, have been charged-off to their net realizable value and no specific reserve was allocated, as shown in the following table:

(Dollars in thousands)	Residential Mortgage Loans	Commercial Mortgage Loans	C&I Loans	Construction Loans	Consumer and Finance Leases	Total
As of June 30, 2019
Nonaccrual loans held for investment
charged-off to realizable value	$54,386	$44,943	$7,288	$3,244	$853	$110,714
Other nonaccrual loans held
for investment	75,115	32,552	14,039	3,692	16,993	142,391
Total nonaccrual loans held
for investment	$129,501	$77,495	$21,327	$6,936	$17,846	$253,105

Allowance to nonaccrual loans held for
investments	37.28%	59.84%	101.49%	43.63%	295.21%	67.96%
Allowance to nonaccrual loans held for
investments, excluding nonaccrual loans
charged-off to realizable value	64.28%	142.46%	154.17%	81.96%	310.03%	120.80%

As of December 31, 2018
Nonaccrual loans held for investment
charged-off to realizable value	$60,648	$36,386	$8,440	$2,431	$675	$108,580
Other nonaccrual loans held
for investment	86,639	73,150	21,942	5,931	19,731	207,393
Total nonaccrual loans held
for investment	$147,287	$109,536	$30,382	$8,362	$20,406	$315,973

Allowance to nonaccrual loans held for
investments	34.49%	50.74%	107.12%	42.96%	263.89%	62.15%
Allowance to nonaccrual loans held for
investments, excluding nonaccrual loans
charged-off to realizable value	58.63%	75.98%	148.33%	60.56%	272.92%	94.68%

Total loans in early delinquency (i.e., 30-89 days past due loans, as defined in regulatory report instructions) amounted to $146.9 million as of June 30, 2019, an increase of $10.4 million compared to $136.6 million as of December 31, 2018. The variances by major portfolio categories follow:

•Consumer loans in early delinquency increased by $1.3 million to $60.7 million as of June 30, 2019 from $59.5 million as of December 31, 2018, and residential mortgage loans in early delinquency increased by $6.9 million to $80.1 million as of June 30, 2019 from $73.2 million as of December 31, 2018.

•Commercial and construction loans in early delinquency increased by $2.2 million to $6.1 million as of June 30, 2019 from $3.9 million as of December 31, 2018.

The Corporation provides homeownership preservation assistance to its customers through a loss mitigation program in Puerto Rico that is similar to the U.S. government’s Home Affordable Modification Program guidelines. Depending upon the nature of borrowers’ financial condition, restructurings or loan modifications through this program, as well as other restructurings of individual commercial, commercial mortgage, construction, and residential mortgage loans fit the definition of a TDR. A restructuring of a debt constitutes a TDR if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. Modifications involve changes in one or more of the loan terms that bring a defaulted loan current and provide sustainable affordability. Changes may include, among others, the extension of the maturity of the loan and modifications of the loan rate. See Note 7 – Loans Held for Investment, to the accompanying unaudited consolidated financial statements for additional information and statistics about the Corporation’s TDR loans.

TDR loans are classified as either accrual or nonaccrual loans. Loans in accrual status may remain in accrual status when their contractual terms have been modified in a TDR if the loans had demonstrated performance prior to the restructuring and payment in full under the restructured terms is expected. Otherwise, loans on nonaccrual status and restructured as a TDR will remain on nonaccrual status until the borrower has proven the ability to perform under the modified structure, generally for a minimum of six months, and there is evidence that such payments can, and are likely to, continue as agreed. Performance prior to the restructuring, or significant events that coincide with the restructuring, are included in assessing whether the borrower can meet the new terms and may result in the loan being returned to accrual status at the time of the restructuring or after a shorter performance period. If the borrower’s ability to meet the revised payment schedule is uncertain, the loan remains classified as a nonaccrual loan. Loan modifications increase the Corporation’s interest income by returning a nonaccrual loan to performing status, if applicable, increase cash flows by providing for payments to be made by the borrower, and limit increases in foreclosure and OREO costs.

The following table provides a breakdown between accrual and nonaccrual TDRs:

(In thousands)	As of June 30, 2019

	Accrual	Nonaccrual (1)	Total TDRs
Non-FHA/VA Residential Mortgage loans	$271,067	$55,636	$326,703
Commercial mortgage loans (2)	125,793	27,573	153,366
Commercial and Industrial loans	63,216	7,294	70,510
Construction loans	1,503	3,460	4,963
Consumer loans - Auto	10,385	5,739	16,124
Finance leases	1,597	25	1,622
Consumer loans - Other	8,485	616	9,101
Total Troubled Debt Restructurings	$482,046	$100,343	$582,389

(1)

Included in nonaccrual loans are $24.3 million in loans that are performing under the terms of the restructuring agreement but are reported in nonaccrual status until the restructured loans meet the criteria of sustained payment performance under the revised terms for reinstatement to accrual status and are deemed fully collectible.

(2)	Excludes commercial mortgage TDR loans held for sale amounting to $7.1 million as of June 30, 2019.

The OREO portfolio, which is part of non-performing assets, decreased by $13.3 million to $118.1 million as of June 30, 2019 from $131.4 million as of December 31, 2018. The following tables show the composition of the OREO portfolio as of June 30, 2019 and December 31, 2018, as well as the activity during the six-month period ended June 30, 2019 of the OREO portfolio by geographic region:

OREO Composition by Region

(In thousands)	As of June 30, 2019
	Puerto Rico	Virgin Islands	Florida	Consolidated
Residential	$45,120	$1,116	$323	$46,559
Commercial	57,596	3,872	132	61,600
Construction	9,274	648	-	9,922
	$111,990	$5,636	$455	$118,081

(In thousands)	As of December 31, 2018
	Puerto Rico	Virgin Islands	Florida	Consolidated
Residential	$47,428	$1,369	$442	$49,239
Commercial	67,185	4,521	132	71,838
Construction	9,511	814	-	10,325
	$124,124	$6,704	$574	$131,402

OREO Activity by Region

(In thousands)	Six-month period ended June 30, 2019
	Puerto Rico	Virgin Islands	Florida	Consolidated
Beginning Balance	$124,124	$6,704	$574	$131,402
Additions	19,378	-	759	20,137
Sales	(21,909)	(694)	(864)	(23,467)
Write-down adjustments	(9,603)	(374)	(14)	(9,991)
Ending Balance	$111,990	$5,636	$455	$118,081

Net Charge-offs and Total Credit Losses

Net charge-offs totaled $48.7 million for the first six months of 2019, or 1.09% of average loans on an annualized basis, compared to $49.9 million, or an annualized 1.14%, for the same period in 2018. Net charge-offs for the first six months of 2018 included charge-offs totaling $9.7 million associated with the transfer to held for sale of $57.2 million in nonaccrual commercial and construction loans.

Commercial mortgage loans net charge-offs in the first six months of 2019 were $13.9 million, or an annualized 1.79% of average commercial mortgage loans, compared to $10.6 million, or an annualized 1.34% of average loans, for the first six months of 2018. Commercial mortgage loans net charge-offs for the first six months of 2019 included an $11.4 million charge-off taken on a commercial mortgage loan in Florida and a $2.1 million charge-off associated with a split loan restructuring in Puerto Rico. Commercial mortgage loans net charge-offs for the first six months of 2018 included $4.6 million associated with $27.2 million in nonaccrual commercial mortgage loans transferred to held for sale.

Commercial and industrial loans net charge-offs in the first six months of 2019 totaled $5.3 million, or an annualized 0.48% of related average loans, compared to $5.6 million, or an annualized 0.54%, for the first six months of 2018. Commercial and industrial loans net charge-offs for the first six months of 2019 included a $5.7 million charge-off taken against a previously-established specific reserve associated with a commercial and industrial loan in Puerto Rico.

Construction loans net recoveries for the first six months of 2019 were $0.1 million, or an annualized 0.16% of related average loans, compared to net charge-offs of $5.8 million, or an annualized 9.74% of average loans, for the first six months of 2018. The variance was primarily related to the $5.1 million charge-off recorded in the first quarter of 2018 on a $30.0 million nonaccrual construction loan transferred to held for sale in the Virgin Islands.

Residential mortgage loans net charge-offs for the first six months of 2019 were $9.7 million, or an annualized 0.63% of related average loans, compared to $7.9 million, or an annualized 0.49% of related average loans, for the first six months of 2018. Approximately $6.4 million in charge-offs for the first six months of 2019 resulted from valuations for impairment purposes of residential mortgage loans considered homogeneous given high delinquency and loan-to-value levels, compared to $7.3 million for the first half of 2018. Net charge-offs on residential mortgage loans for the first half of 2019 also included $3.3 million related to foreclosures, compared to $1.1 million in the first half of 2018.

Net charge-offs of consumer loans and finance leases for the first six months of 2019 were $19.9 million, or an annualized 1.97% of average consumer loans and finance leases, compared to $19.9 million, or an annualized 2.28% of average loans, in the first six months of 2018.

The following table presents annualized net charge-offs (recoveries) to average loans held-in-portfolio for the indicated periods:

	Quarter Ended		Six-Month Period Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018

Residential mortgage	0.54%	0.61%	0.63%	0.49%
Commercial mortgage	2.97%	0.98%	1.79%	1.34%
Commercial and industrial	0.01%	0.73%	0.48%	0.54%
Construction (1)	(1.03)%	2.25%	(0.16)%	9.74%
Consumer and finance leases	1.68%	2.34%	1.97%	2.28%
Total loans	1.07%	1.07%	1.09%	1.14%

(1) For the second quarter and six-month period ended June 30, 2019, recoveries in construction loans exceeded charge-offs.

The following table presents net charge-offs (recoveries) to average loans held in various portfolios by geographic segment for the indicated periods:

	Quarter Ended		Six-Month Period Ended
	June 30,	June 30,	June 30,	June 30,
	2019	2018	2019	2018
PUERTO RICO:
Residential mortgage	0.79%	0.81%	0.87%	0.62%
Commercial mortgage	0.12%	1.44%	0.52%	1.95%
Commercial and Industrial	0.02%	1.04%	0.77%	0.78%
Construction (1)	(0.31)%	6.59%	1.07%	3.59%
Consumer and finance leases	1.66%	2.34%	1.98%	2.30%
Total loans	0.78%	1.40%	1.12%	1.32%
VIRGIN ISLANDS:
Residential mortgage	0.01%	0.41%	0.05%	0.57%
Commercial mortgage (2)	(0.20)%	(0.11)%	(0.29)%	(0.13)%
Commercial and Industrial (3)	(0.01)%	0.67%	-%	0.32%
Construction (4)	(0.53)%	-%	(0.27)%	24.49%
Consumer and finance leases	1.47%	2.30%	1.12%	2.43%
Total loans	0.11%	0.51%	0.09%	2.30%
FLORIDA:
Residential mortgage (5)	(0.14)%	(0.09)%	(0.03)%	(0.04)%
Commercial mortgage (6)	10.13%	(0.01)%	5.10%	(0.01)%
Commercial and Industrial	-%	0.02%	-%	0.03%
Construction (7)	(1.59)%	(1.73)%	(0.92)%	(1.05)%
Consumer and finance leases	2.28%	2.27%	2.39%	1.78%
Total loans	2.36%	0.02%	1.24%	0.04%

(1)For the quarter ended June 30, 2019, recoveries in construction loans in Puerto Rico exceeded charge-offs.

(2)For the quarters and six-month periods ended June 30, 2019 and 2018, recoveries in commercial mortgage loans in the Virgin Islands exceeded charge-offs.

(3)For the quarter ended June 30, 2019, recoveries in commercial and industrial loans in the Virgin Islands exceeded charge-offs.

(4)For the quarter and six-month period ended June 30, 2019, recoveries in construction loans in the Virgin Islands exceeded charge-offs.

(5)For the quarters and six-month periods ended June 30, 2019 and 2018, recoveries in residential mortgage loans in Florida exceeded charge-offs.

(6)For the quarter and six-month period ended June 30, 2018, recoveries in commercial mortgage loans in Florida exceeded charge-offs.

(7)For the quarters and six-month periods ended June 30, 2019 and 2018, recoveries in construction loans in Florida exceeded charge-offs.

The above ratios are based on annualized charge-offs and are not necessarily indicative of the results expected for the entire year or in subsequent periods.

Total credit losses (equal to net charge-offs plus losses on OREO operations) for the first six months of 2019 amounted to $57.5 million, or a loss rate of 1.26% on an annualized basis to average loans and repossessed assets, compared to credit losses of $55.7 million, or a loss rate of 1.37% on an annualized basis, for the same period in 2018.

The following table presents information about the OREO inventory and credit losses for the periods indicated:

	Quarter Ended		Six-Month Period Ended
	June 30,		June 30,
	2019	2018	2019	2018
(Dollars in thousands)

OREO
OREO balances, carrying value:
Residential	$46,559	$57,579	$46,559	$57,579
Commercial	61,600	75,844	61,600	75,844
Construction	9,922	9,932	9,922	9,932
Total	$118,081	$143,355	$118,081	$143,355
OREO activity (number of properties):
Beginning property inventory	715	755	694	708
Properties acquired	202	89	321	219
Properties disposed	(205)	(89)	(303)	(172)
Ending property inventory	712	755	712	755
Average holding period (in days)
Residential	406	414	406	414
Commercial	1,586	1,197	1,586	1,197
Construction	1,452	1,508	1,452	1,508
Total average holding period (in days)	1,109	904	1,109	904
OREO operations gain (loss):
Market adjustments, impairments (net of insurance recoveries), and gains (losses) on sale:
Residential	$(1,301)	$(1,950)	$(1,424)	$(1,771)
Commercial	(1,556)	(2,266)	(3,691)	(2,441)
Construction	(347)	(894)	(624)	(1,057)
	(3,204)	(5,110)	(5,739)	(5,269)
Other OREO operations expenses	(1,839)	(545)	(3,047)	(576)
Net Loss on OREO operations	$(5,043)	$(5,655)	$(8,786)	$(5,845)
CHARGE-OFFS
Residential charge offs, net	(4,188)	(4,855)	(9,735)	(7,891)
Commercial charge offs, net	(11,681)	(7,593)	(19,169)	(16,222)
Construction charge offs, net	237	(680)	71	(5,844)
Consumer and finance leases charge offs, net	(8,623)	(10,229)	(19,872)	(19,931)
Total charge offs, net	(24,255)	(23,357)	(48,705)	(49,888)
TOTAL CREDIT LOSSES (1)	$(29,298)	$(29,012)	$(57,491)	$(55,733)
LOSS RATIO PER CATEGORY (2):
Residential	0.72%	0.84%	0.71%	0.59%
Commercial	1.37%	1.06%	1.19%	1.00%
Construction	0.43%	4.77%	1.12%	10.51%
Consumer	1.67%	2.33%	1.96%	2.27%
TOTAL CREDIT LOSS RATIO (3)	1.28%	1.54%	1.26%	1.37%

(1) Equal to net loss on OREO operations plus charge-offs, net.
(2) Calculated as net charge-offs plus market adjustments, impairments, and gains (losses) on sales of OREO divided by average loans and repossessed assets.
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

Concentration Risk

The Corporation conducts its operations in a geographically concentrated area, as its main market is Puerto Rico. However, the Corporation has diversified its geographical risk, as evidenced by its operations in the Virgin Islands and in Florida. Of the total gross loan portfolio held for investment of $9.1 billion as of June 30, 2019, the Corporation had credit risk of approximately 74% in Puerto Rico, 21% in the United States, and 5% in the Virgin Islands.

Update to the Puerto Rico Fiscal Situation

Economy Indicators and Projections

A significant portion of our financial activities and credit exposure is concentrated in the Commonwealth of Puerto Rico, which has been in an economic recession since 2006 that has been exacerbated by the effects of Hurricanes Irma and Maria in 2017. Based on the most recent information available included in the Fiscal Plan submitted by the Puerto Rico government and certified by the PROMESA oversight board on May 9, 2019 (the “New Fiscal Plan”), the Puerto Rico government projects growths in Puerto Rico’s gross national product (“GNP”) of 4.0% and 1.5% for fiscal years 2019 and 2020, respectively, and a contraction of 0.9%% for fiscal year 2021.

The Puerto Rico Economic Activity Index (the “EDB-EAI”) in May 2019 was 120.7, an increase of 0.42% compared to May 2018, the eleventh year-over-year increment after 67 consecutive months of negative growth, but a 0.3% reduction when compared to April 2019. The annual comparison is with respect to May 2018, when the electric energy system was still recovering from the effects of hurricanes Irma and Maria and the EDB-EAI presented a year-over-year decline of 1.2%. The EDB-EAI is a coincident index of economic activity for Puerto Rico made up of four indicators (cement sales, gasoline consumption, electric power generation and non-farm payroll employment). The cement sales for May 2019 totaled 1.1 million of 94-pound bags, an increase of 6.6% over the prior month, but an annual decline of 11.1%. Estimated gasoline consumption in May 2019 was 71.9 million gallons, a 1.9% decrease when compared with April 2019, and a decrease of 14.9% compared to the same period in 2018. Electric power generation for May 2019 totaled 1,548.7 million kilowatt-hours, an increase of 1.4% over the prior month, and an annual increase of 7.8% compared with the same period in 2018. Total non-farm payroll employment for May 2019 averaged 873,200 employees, a downturn of 0.2% compared to April 2019, but an annual increase of 1.7% compared with the same period in 2018. The seasonally adjusted unemployment rate in Puerto Rico was 8.4% in June 2019, compared to 9.1% in June 2018. The average of the labor force participation rate in Puerto Rico was 44.86% from 1990 until 2018, reaching an all-time high of 49.8% in February 2007 and a record low of 38.50% in October 2017. Based on information published by the United States Department of Labor, the labor force estimate was 1.08 million people as of June 2019, a reduction of 1.12% when compared with June 2018. The New Fiscal Plan projects an 8.4% decline in population over the next six years. The New Fiscal Plan projects that inflation rates will reach 1.09%, 1.43%, 1.47%, 1.46% and 1.47% for fiscal years 2020 through 2024, respectively.

Based on information published by the Puerto Rico Treasury, the net revenues of the Puerto Rico government’s General Fund in May 2019 totaled $951.41 million, which was $11.98 million (or 1.3%) more than in May 2018. The net revenue to the General Fund from July 2018 to May 2019 totaled $10.234 billion, an increase of $2.06 billion (or 25.3%), compared with the same period of the previous fiscal year.

New Fiscal Plan

The New Fiscal Plan approved by the PROMESA oversight board on May 9, 2019 uses a six-year horizon and projects an 8.4% decline in population over the next six years (when compared to Fiscal Year 2018) with the assumption that the low historical rate of immigration in Puerto Rico will continue. In addition, the New Fiscal Plan established an annual emergency reserve of $130 million for 10 years. As mentioned above, it also assumes approximately $83 billion in disaster relief funding and projects to create a temporary fiscal surplus through fiscal year 2024. The New Fiscal Plan includes and maintains a series of structural reforms in areas such as: (i) human capital and labor; (ii) ease of doing business; (iii) power sector reform; and (iv) infrastructure reform. The New Fiscal Plan projects that around $83 billion of disaster relief funding in total, from federal and private sources, will be disbursed in the reconstruction effort. It will provide funding for individuals (e.g., for the reconstruction of houses, personal expenditures related to the hurricane such as clothing and supplies) and, the public (e.g., for the reconstruction of major infrastructure, roads, and schools), and will be used to cover part of the Commonwealth of Puerto Rico’s (the “Commonwealth”) share of the cost of disaster relief funding (recipients often must match some portion of federal public assistance spend). Approximately $49 billion of the Commonwealth’s share is estimated to come from the Federal Emergency Management Administration’s Disaster Relief Fund for public assistance, hazard mitigation, mission assignments, and individual assistance. An estimated $8 billion will come from private and business insurance pay outs, and $6 billion is related to other federal funding. The New Fiscal Plan includes approximately $20 billion of funding from the Community Development Block Grants Disaster Relief program (“CDBG”), of which approximately $2.4 billion is estimated to be allocated to offset the Commonwealth and its entities’ expected cost-share requirements. This portion of CDBG funding will go towards covering part of the approximate 10% cost share burden on expenditures attributable to the Commonwealth, PREPA, Puerto Rico Aqueduct and Sewer Authority (PRASA), and the Highways and Transportation Authority (HTA) from fiscal year 2019 to fiscal year 2025, given statutory requirements regarding the timeline of CDBG spending. The New Fiscal Plan also allocates $1.8 billion for Commonwealth-funded cost share, which includes $100 million per year from fiscal year 2020 to fiscal year 2025 to cover local costs in the event that fewer CDBG funds than anticipated become available.

On May 9, 2019, the PROMESA oversight board announced that it designated all of the island’s 78 municipalities as Covered Territorial Instrumentalities subject to the requirements of PROMESA. A group of 10 municipalities will be used as a pilot for assessing and enhancing municipal financial and budgetary practices, and for developing economic development strategies to address municipal fiscal challenges. As part of the pilot, the 10 municipalities will receive technical assistance from the PROMESA oversight board and participate in working meetings and listening sessions to receive feedback from stakeholders. The 10 municipalities were selected based upon a combination of factors, such as fiscal challenges, impact of the reduction of transfers from the Central Government, and their experience implementing innovative and creative initiatives and collaborating with other municipalities. As of June 30, 2019, the Corporation does not have credit exposure to these 10 municipalities. In addition, the PROMESA oversight board determined that the Governor must provide the PROMESA oversight board with an instrumentality fiscal plan and an instrumentality budget for CRIM.

Fiscal Budget Recent Developments

On July 1, 2019, the PROMESA oversight board announced that it certified a fiscal year 2020 consolidated budget of $20.2 billion, including General Fund, Special Revenue Fund and Federal Funds. The $9.1 billion General Fund, which is the fund the government uses for its day-to-day operations, increases by about 3.4% from the previous fiscal year, reflecting the need to cover healthcare costs in light of the reduction of federal Medicaid appropriations, and an increased focus on public safety. The $3.5 billion in Special Revenue Funds, which is comprised of revenue the government generates from fees and services dedicated to particular uses, reflects a more than 30% increase. The $7.6 billion in Federal Funds, reflecting a more than 17% decline in expected funding from the U.S. Government, primarily as a result of reduced appropriations to fund Puerto Rico’s Medicaid program. The budget includes spending in areas such as healthcare ($4.3 billion), education ($2.9 billion), pension payments (“pay-as-you -go or PayGo”) ($2.6 billion), public safety ($1.1 billion) and employer social security contributions ($46 million).

The government’s payroll expenses decrease 11% across fund types, to $3.8 billion. In addition, General Fund budget savings include a roughly 10% reduction from the previous year in the government’s back office expenses. The General Fund budget also includes a 30% cut in professional services expenses, and an about 13% reduction in spending for the Legislature. Moreover, the PROMESA oversight board reduced its own budget by 11% to fund payroll increases for the Department of Health and Emergency Medical Services, as well as funds to cover salary increases for firefighters.

Fiscal Situation Recent Developments

Several preliminary agreements have been executed between the PROMESA oversight board and various creditors of the Puerto Rico government, including pensioners and bondholders, including the restructuring of the GDB outstanding note obligations under Title VI of PROMESA, which was completed at a 55% recovery rate. In addition, the COFINA plan of adjustment under Title III proceedings was completed and provides in principle for an aggregate debt reduction of approximately one third of COFINA debt outstanding and savings of $17.5 billion in future debt service payments. Senior COFINA bondholders received a 93% recovery, while junior bondholders received a 53% recovery (an average recovery rate of approximately 70%). The Puerto Rico government and the PROMESA oversight board reached a restructuring agreement with a substantial portion of PREPA bondholders that, if eventually executed, would reduce PREPA’s debt service by approximately $3.0 billion or 40% over the next few years and represent a recovery rate of approximately 67.5%. Other preliminary agreements have been reached for smaller government issuers (i.e. PRIDCO) that include broad debt haircuts, as well as moratoriums on the payment of principal for a period of two years and maturity extensions.

On June 16, 2019, the PROMESA oversight board entered into a plan support agreement (“PSA”) with certain bondholders of the Puerto Rico government that provides a framework for a plan of adjustment to address $35 billion of claims against the Puerto Rico government. The PSA provides for more than a 60% average haircut for all $35 billion claims, a 36% haircut on pre-2012 General Obligation (GO) bonds, and a 27% haircut on Public Building Authority (PBA) bonds. Moreover, the 2012 and 2014 GO bonds issues have a settlement option of receiving a recovery rate of 45% and 35%, respectively. The deal, which has been rejected by the Puerto Rico government, will reduce the amount of Commonwealth-related bonds outstanding to less than $12 billion and will cut debt service payments by half over the next 30 years to $21 billion from $43 billion.

Other Developments

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

On April 30, 2019, President Donald Trump announced his intent to nominate, for the consideration of the U.S. Senate, the current seven members of the PROMESA oversight board to complete the remainder of the three-year terms to which they were initially appointed in 2016.

On May 6, 2019, a U.S. Appeals Court gave the PROMESA oversight board another 60 days to allow for the constitutional reappointment of its members by President Donald Trump and the Senate with an expiration date of July 15, 2019.

On June 18, 2019, President Donald Trump sent the renominations of the seven (7) board members to the Senate. On the same day, the PROMESA oversight board requested the First Circuit to extend the stay pending its petition to the Supreme Court.

On July 4, 2019, the U.S. Court of Appeals for the First Circuit extended indefinitely the stay that allows the PROMESA oversight board to operate until the U.S. Supreme Court reviews the five cases involving the constitutionality of its members, which is to be discussed during the second week of October 2019.

On July 24, 2019, Governor Ricardo Rosello Nevares announced his resignation as the governor of Puerto Rico effective August 2, 2019 at 5:00 PM. The resignation came after 12 days of protests and disruptions due to scandal involving leaked private communications, as well as corruption investigations and arrests within his administration. Pedro Pierluisi, who was appointed as Secretary of State by former governor Ricardo Rosello prior to his resignation, was sworn in as Governor of Puerto Rico on August 2, 2019 even though he had not been confirmed as secretary of state by the Puerto Rico Senate. On August 7, 2019, Puerto Rico’s Supreme Court concurred with the allegations made by the Puerto Rico Senate in its lawsuit filed on August 4, 2019 that the law under which Mr. Pierluisi was appointed governor was unconstitutional. The law had provided that confirmation of the appointment of a secretary of state did not require approval by both the Puerto Rico House of Representatives and Senate if the secretary of state has to step in as a governor. Consistent with the provisions regarding succession to the governor in the Constitution of Puerto Rico, the Secretary of Justice, Wanda Vazquez was sworn in as the new Governor of Puerto at 5 p.m. Wednesday, August 7, 2019.

On July 25, 2019, FEMA released a notification under release number HQ-19-078 announcing its decision to reinstate the manual drawdown process for the Commonwealth of Puerto Rico. The letter confirmed that effective immediately, the Commonwealth of Puerto Rico must receive approval from the agency to drawdown all grant funds for hurricanes Irma and Maria. The manual drawdown process will require the Government of Puerto Rico to submit funding drawdown requests on behalf of municipalities and state agencies prior to receiving FEMA grant funding. Additionally, the drawdown request must be accompanied with supporting documentation to certify the amount being requested for drawdown is eligible, allowable, reasonable and in alignment with federal procurement regulations.

On August 2, 2019, HUD announced it will appoint a federal financial monitor to oversee the disbursement and use of the nearly $20 billion allocated to Puerto Rico through the aforementioned CDBG.

Exposure to Puerto Rico Government

As of June 30, 2019, the Corporation had $213.4 million of direct exposure to the Puerto Rico government, its municipalities and public corporations, compared to $214.6 million as of December 31, 2018. As of June 30, 2019, approximately $190.9 million of the exposure consisted of loans and obligations of municipalities in Puerto Rico that are supported by assigned property tax revenues and for which, in most cases, the good faith, credit and unlimited taxing power of the applicable municipality have been pledged to their repayment, compared to $191.9 million as of December 31, 2018. Approximately 76% of the Corporation’s municipality exposure consisted primarily of senior priority obligations concentrated in three of the largest municipalities in Puerto Rico. These municipalities are required by law to levy special property taxes in such amounts as are required for the payment of all of their respective general obligation bonds and notes. During the second quarter of 2019, the PROMESA oversight board announced the designation of the Commonwealth’s 78 municipalities as covered instrumentalities under PROMESA. Meanwhile, the latest fiscal plan certified by the PROMESA oversight board did not contemplate a restructuring of the debt of Puerto Rico’s municipalities but the plan did call for the gradual elimination of budgetary subsidies provided to municipalities. Furthermore, municipalities are also likely to be affected by the negative economic and other effects resulting from expense, revenue or cash management measures taken to address the Puerto Rico government’s fiscal and liquidity shortfalls, as well as measures included in fiscal plans of other government entities. In addition to municipalities, the total direct exposure also included a $14.2 million loan to an affiliate of PREPA and obligations of the Puerto Rico government, specifically bonds of the Puerto Rico Housing Finance Authority, at an amortized cost of $8.3 million as part of its available-for-sale investment securities portfolio (fair value of $7.0 million as of June 30, 2019).

The following table details the Corporation’s total direct exposure to the Puerto Rico Government according to their maturities:

	As of June 30, 2019
	Investment
	Portfolio		Total
	(Amortized cost)	Loans	Exposure

(In thousands)

Puerto Rico Housing Finance Authority:
After 5 to 10 years	$4,000	$-	$4,000
After 10 years	4,298	-	4,298
Total Puerto Rico Housing Finance Authority	8,298	-	8,298

Public Corporations:
Affiliate of the Puerto Rico Electric Power Authority:
After 1 to 5 years	-	14,164	14,164
Total Public Corporations	-	14,164	14,164

Municipalities:
After 1 to 5 years	5,957	31,263	37,220
After 5 to 10 years	53,016	15,008	68,024
After 10 years	85,699	-	85,699
Total Municipalities	144,672	46,271	190,943
Total Direct Government Exposure	$152,970	$60,435	$213,405

In addition, as of June 30, 2019, the Corporation had $110.0 million in exposure to residential mortgage loans that are guaranteed by the PRHFA, compared to $112.1 million as of December 31, 2018. Residential mortgage loans guaranteed by the PRHFA are secured by the underlying properties and the guarantees serve to cover shortfalls in collateral in the event of a borrower default. The Puerto Rico government guarantees up to $75 million of the principal under the mortgage loan insurance program. According to the most recently-released audited financial statements of the PRHFA, as of June 30, 2016, the PRHFA’s mortgage loans insurance program covered loans in an aggregate amount of approximately $576 million. The regulations adopted by the PRHFA require the establishment of adequate reserves to guarantee the solvency of the mortgage loan insurance fund. As of June 30, 2016, the most recent date as to which information is available, the PRHFA had a restricted net position for such purposes of approximately $77.4 million.

As of June 30, 2019, the Corporation had $785.4 million of public sector deposits in Puerto Rico, compared to $677.3 million as of December 31, 2018. Approximately 41% is from municipalities and municipal agencies in Puerto Rico and 59% is from public corporations and the central government and agencies in Puerto Rico.

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

As of June 30, 2019, the Corporation had $64.0 million in loans to USVI government instrumentalities and public corporations, compared to $55.8 million as of December 31, 2018. Of the amount outstanding as of June 30, 2019, public corporations of the USVI owed approximately $40.8 million and an independent instrumentality of the USVI government owed approximately $23.2 million. As of June 30, 2019, all loans were currently performing and up to date on principal and interest payments.

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

BASIS OF PRESENTATION

The Corporation has included in this Form 10-Q the following financial measures that are not recognized under GAAP, which are referred to as non-GAAP financial measures:

1.Net interest income, interest rate spread, and net interest margin are reported excluding the changes in the fair value of derivative instruments and on a tax-equivalent basis in order to provide to investors additional information about the Corporation’s net interest income that management uses and believes should facilitate comparability and analysis of the periods presented. The changes in the fair value of derivative instruments have no effect on interest due or interest earned on interest-bearing liabilities or interest-earning assets, respectively. The tax-equivalent adjustment to net interest income recognizes the income tax savings when comparing taxable and tax-exempt assets and assumes a marginal income tax rate. Income from tax-exempt earning assets is increased by an amount equivalent to the taxes that would have been paid if this income had been taxable at statutory rates. Management believes that it is a standard practice in the banking industry to present net interest income, interest rate spread, and net interest margin on a fully tax-equivalent basis. This adjustment puts all earning assets, most notably tax-exempt securities and tax-exempt loans, on a common basis that facilitates comparison of results to the results of peers. See “Results of Operations – Net Interest Income” above for the table that reconciles the non-GAAP financial measure “net interest income excluding fair value changes and on a tax-equivalent basis” with net interest income calculated and presented in accordance with GAAP. The table also reconciles the non-GAAP financial measures “net interest spread and margin excluding fair value changes and on a tax-equivalent basis” with net interest spread and margin calculated and presented in accordance with GAAP.

2.The tangible common equity ratio and tangible book value per common share are non-GAAP financial measures generally used by the financial community to evaluate capital adequacy. Tangible common equity is total equity less preferred equity, goodwill, core deposit intangibles, and other intangibles, such as the purchased credit card relationship intangible asset and the insurance customer relationship intangible asset. Tangible assets are total assets less goodwill, core deposit intangibles, and other intangibles, such as the purchased credit card relationship intangible asset and the insurance customer relationship intangible asset. Management and many stock analysts use the tangible common equity ratio and tangible book value per common share in conjunction with more traditional bank capital ratios to compare the capital adequacy of banking organizations with significant amounts of goodwill or other intangible assets, typically stemming from the use of the purchase method of accounting for mergers and acquisitions. Accordingly, the Corporation believes that disclosure of these financial measures is useful to investors. Neither tangible common equity nor tangible assets, or the related measures, should be considered in isolation or as a substitute for stockholders’ equity, total assets, or any other measure calculated in accordance with GAAP. Moreover, the manner in which the Corporation calculates its tangible common equity, tangible assets, and any other related measures may differ from that of other companies reporting measures with similar names. See “Risk Management – Capital” above for a reconciliation of the Corporation’s tangible common equity and tangible assets.

3.Adjusted provision for loan and lease losses and the ratio of the adjusted provision for loan and lease losses to net charge-offs are non-GAAP financial measures that exclude the effects related to the net loan loss reserve release of $6.4 million for the first six months of 2019, and $2.1 million and $8.5 million for the quarter and six-month period ended June 30, 2018, respectively, resulting from revised estimates of the qualitative reserve associated with the effects of Hurricanes Maria and Irma. Management believes that this information helps investors understand the adjusted measures without regard to items that are not expected to reoccur with any regularity or may reoccur at uncertain times and in uncertain amounts on reported results and facilitates comparisons with prior periods. See below for the reconciliation of the adjusted provision for loan and leases losses and the ratio of the adjusted provision for loan and lease losses to net charge-offs.

4.Adjusted net income reflects the effect of the following exclusions:

•The $0.8 million total benefit recorded in the second quarter of 2019 resulting from hurricane-related insurance recoveries related to impairments, repairs and maintenance costs incurred on facilities affected by Hurricane Irma in the British Virgin Islands.

•Net loan loss reserve releases of $6.4 million for the first six months of 2019, and $2.1 million and $8.5 million for the quarter and six-month period ended June 30, 2018, respectively, resulting from revised estimates of the hurricane-related qualitative reserves.

•The $2.3 million expense recovery recognized in the first quarter of 2019 related to the employee retention benefit payment received by the Bank under the Disaster Tax Relief and Airport Extension Act of 2017, as amended.

•Exclusion of hurricane-related expenses of $0.7 million and $2.3 million in the second quarter and six-month period ended June 30, of 2018, respectively.

•The gain of $2.3 million on the repurchase and cancellation of $23.8 million in TRuPs recorded in the first quarter of 2018.

•The tax-related effects of all the pre-tax items mentioned in the above bullets as follows:

-Tax expense of $0.3 million in the second quarter and first six months of 2019 related to the benefit of hurricane-related insurance recoveries (calculated based on the statutory tax rate of 37.5% for 2019).

-Tax expense of $2.4 million in the first six months of 2019 and $0.8 million and $3.3 million in the second quarter and first six months of 2018, respectively, related to reserve releases associated with the hurricane-related qualitative reserve (calculated based on the statutory tax rate of 37.5% for 2019 and 39% for 2018).

-Tax benefit of $0.3 million and $0.9 million in the second quarter and first six months of 2018, respectively, associated with hurricane-related expenses (calculated based on the statutory tax rate of 39% for 2018).

-The employee retention benefit recognized in the first quarter of 2019 will not be treated as taxable income by virtue of the Disaster Tax Relief and Airport Extension Act of 2017.

-The gain realized on the repurchase and cancellation of TRuPs in 2018 recorded at the holding company level, had no effect on the income tax expense in 2018.

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

See “Overview of Results of Operations” above for the reconciliation of the non-GAAP financial measure “adjusted net income” to the GAAP financial measure. The following tables reconcile the non-GAAP financial measures “adjusted provision for loan and lease losses,“ and “adjusted provision for loan and lease losses to net charge-offs ratio,” to the GAAP financial measures for the second quarter of 2018 and six-month periods ended June 30, 2019 and 2018:

2019 First Six-Months	As reported (GAAP)	Hurricane-related Qualitative Reserve Release	Adjusted (Non-GAAP)
(Dollars in thousands)
Provision for loan and lease losses	$24,354	$6,425	$30,779
Residential mortgage	7,225	-	7,225
Commercial mortgage	4,662	-	4,662
Commercial and industrial	(5,603)	3,422	(2,181)
Construction	(637)	-	(637)
Consumer	18,707	3,003	21,710

2018 Second Quarter	As reported (GAAP)	Hurricane-related Qualitative Reserve Release	Adjusted (Non-GAAP)
(Dollars in thousands)
Provision for loan and lease losses	$19,536	$2,057	$21,593
Residential mortgage	3,599	238	3,837
Commercial mortgage	2,184	1,680	3,864
Commercial and industrial	75	198	273
Construction	507	(59)	448
Consumer	13,171	-	13,171

2018 First Six-Months	As reported (GAAP)	Hurricane-related Qualitative Reserve Release	Adjusted (Non-GAAP)
(Dollars in thousands)
Provision for loan and lease losses	$40,080	$8,464	$48,544
Residential mortgage Loans	4,046	374	4,420
Commercial mortgage Loans	10,845	1,925	12,770
Commercial and industrial Loans	731	4,020	4,751
Construction Loans	5,271	102	5,373
Consumer Loans	19,187	2,043	21,230

	Provision for Loan and Lease
	Losses to Net Charge-Offs
	(GAAP to Non-GAAP reconciliation)
	Six-Month Period Ended
	June 30, 2019
	Provision for Loan	Net Charge-Offs
	and Lease Losses
(In thousands)
Provision for loan and lease losses and net charge-offs (GAAP)	$24,354	$48,705
Less Special items:
Hurricane-related qualitative reserve release	6,425	-
Provision for loan and lease losses and net charge-offs,
excluding special items (Non-GAAP)	$30,779	$48,705

Provision for loan and lease losses to net charge-offs (GAAP)	50.00%
Provision for loan and lease losses to net charge-offs,
excluding special items (Non-GAAP)	63.19%

	Provision for Loan and Lease		Provision for Loan and Lease
	Losses to Net Charge-Offs		Losses to Net Charge-Offs
	(GAAP to Non-GAAP reconciliation)		(GAAP to Non-GAAP reconciliation)
	Quarter Ended		Six-Month Period Ended
	June 30, 2018		June 30, 2018
	Provision for Loan	Net Charge-Offs	Provision for Loan	Net Charge-Offs
	and Lease Losses		and Lease Losses
(In thousands)
Provision for loan and lease losses and net charge-offs (GAAP)	$19,536	$23,357	$40,080	$49,888
Less Special items:
Hurricane-related qualitative reserve release	2,057	-	8,464	-
Provision for loan and lease losses and net charge-offs
excluding special items (Non-GAAP)	$21,593	$23,357	$48,544	$49,888

Provision for loan and lease losses to net charge-offs (GAAP)	83.64%		80.34%
Provision for loan and lease losses to net charge-offs,
excluding special items (Non-GAAP)	92.45%		97.31%

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding market risk to which the Corporation is exposed, see the information contained in Part I – Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management.”

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

First BanCorp.’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of First BanCorp.’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2019. Based on this evaluation, as of the end of the period covered by this Form 10-Q, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not applicable.

ITEM 1A. RISK FACTORS

The Corporation’s business, operating results and/or the market price of our common and preferred stock may be significantly affected by a number of factors. For a detailed discussion of certain risk factors that could affect the Corporation’s future operations, financial condition or results for future periods see the risk factors below and in Part I, Item 1A, “Risk Factors,” in the 2018 Annual Report on Form 10-K. These risk factors could also cause actual results to differ materially from historical results or the results contemplated by the forward-looking statements contained in this report. Also refer to the discussion in “Forward Looking Statements” and Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in this report for additional information that may supplement or update the discussion of risk factors in the Corporation’s 2018 Annual Report on Form 10-K.

Additional risks and uncertainties that are not currently known to the Corporation or are currently deemed by the Corporation to be immaterial also may materially adversely affect the Corporation’s business, financial condition or results of operations.

Uncertainty as to the Consequences of the Resignation of Puerto Rico’s Governor on the Corporation’s Financial Condition and Results of Operations.

On July 24, 2019, the governor of Puerto Rico Ricardo Rosello Nevares resigned his position effective August 2, 2019, in an unprecedented response to 12 days of protests that disrupted the activities of the Puerto Rico government after a leak of communications between the governor and some of his senior advisors that many Puerto Ricans regarded as offensive. The leaks and various arrests relating to allegations of fraud in the days leading up to the governor’s resignation resulted in various resignations by other senior government officials. Pedro Pierluisi, who was appointed as Secretary of State by former governor Ricardo Rosello, was sworn in as Governor of Puerto Rico on August 2, 2019 even though he had not been confirmed as secretary of state by the Puerto Rico Senate. On August 7, 2019, Puerto Rico’s Supreme Court concurred with the allegations made by the Puerto Rico Senate in its lawsuit filed on August 4, 2019 that the law under which Mr. Pierluisi was appointed governor was unconstitutional. The law had provided that confirmation of the appointment of a secretary of state did not require approval by both the Puerto Rico House of Representatives and Senate if the secretary of state has to step in as a governor. Consistent with the provisions regarding succession to the governor in the Constitution of Puerto Rico, the Secretary of Justice, Wanda Vazquez was sworn in as the new Governor of Puerto at 5 p.m. Wednesday, August 7, 2019. It is uncertain what effect the change in Puerto Rico government leadership and the allegations of fraud by Puerto Rico government officials will have on the credibility of the Puerto Rico government, Puerto Rico’s economy, the receipt of disaster relief funds allocated to Puerto Rico by the United States Congress, the Puerto Rico government’s fiscal plan, the extent of the oversight of Puerto Rico performed by the PROMESA oversight board, or the relationship between the PROMESA oversight board and the new Puerto Rico government. Deterioration in economic conditions, or any other negative outcome related to the current political environment in Puerto Rico, may adversely affect the Corporation’s financial condition and results of operations.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) Not applicable.

b) Not applicable.

c) Purchase of equity securities by the issuer and affiliated purchasers. The following table provides information relating to the Corporation’s purchases of shares of its common stock in the second quarter of 2019.

				Maximum
			Total Number of	Number of Shares
			Shares Purchased	That May Yet be
		Average	as Part of Publicly	Purchased Under
	Total number of	Price	Announced Plans	These Plans or
Period	shares purchased (1)	Paid	Or Programs	Programs

April 2019	1,236	$11.14	-	-
May 2019	912	10.55	-	-
June 2019	-	-	-	-
Total	2,148	$10.89	-	-

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

31.1 – CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 – CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 – CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 – CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1 – Interactive Data File (Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019, furnished in XBRL (eXtensible Business Reporting Language)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized:

First BanCorp.

Registrant

Date: August 9, 2019By:/s/ Aurelio Alemán

Aurelio Alemán

President and Chief Executive Officer

Date: August 9, 2019By:/s/ Orlando Berges

Orlando Berges

Executive Vice President and Chief Financial Officer