Form 10-Q
period 2019-09-30
FIRST BANCORP /PR/
filed 2019-11-08
CIK 1057706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

COMMISSION FILE NUMBER 001-14793

First BanCorp.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

Puerto Rico	66-0561882
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1519 Ponce de León Avenue, Stop 23 Santurce, Puerto Rico (Address of principal executive offices)	00908 (Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock: 217,359,337 shares outstanding as of November 1, 2019.

FIRST BANCORP. INDEX PAGE

PART I FINANCIAL INFORMATION	PAGE
Item 1. Financial Statements:
Consolidated Statements of Financial Condition (Unaudited) as of September 30, 2019 and December 31, 2018	6
Consolidated Statements of Income (Unaudited) – Quarters ended September 30, 2019 and 2018 and nine-month periods ended September 30, 2019 and 2018	7
Consolidated Statements of Comprehensive Income (Unaudited) – Quarters ended September 30, 2019 and 2018 and nine-month periods ended September 30, 2019 and 2018	8
Consolidated Statements of Cash Flows (Unaudited) – Nine-month periods ended September 30, 2019 and 2018	9
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited) – Quarters ended September 30, 2019 and 2018 and nine-month periods ended September 30, 2019 and 2018	10
Notes to Consolidated Financial Statements (Unaudited)	11
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	94
Item 3. Quantitative and Qualitative Disclosures About Market Risk	166
Item 4. Controls and Procedures	166

PART II. OTHER INFORMATION
Item 1. Legal Proceedings	167
Item 1A. Risk Factors	167
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	169
Item 3. Defaults Upon Senior Securities	170
Item 4. Mine Safety Disclosures	170
Item 5. Other Information	170
Item 6. Exhibits	170

SIGNATURES

Forward Looking Statements

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the safe harbor created by such sections. When used in this Form 10-Q or future filings by First BanCorp. (the “Corporation,” “we,” “us,” or “our”) with the U.S. Securities and Exchange Commission (the “SEC”), in the Corporation’s press releases or in other public or stockholder communications made by the Corporation, or in oral statements made on behalf of the Corporation with the approval of an authorized executive officer, the words or phrases “would,” “intends,” “will,” “expect,” “should,” “anticipate,” “look forward,” “believes,” and other terms of similar meaning or import in connection with any discussion of future operating, financial or other performance are meant to identify “forward-looking statements.”

First BanCorp. cautions readers not to place undue reliance on any such “forward-looking statements,” which speak only as of the date made, and to advise readers that these forward-looking statements are not guarantees of future performance and involve certain risks, uncertainties, estimates, and assumptions by us that are difficult to predict. Various factors, some of which are beyond our control, could cause actual results to differ materially from those expressed in, or implied by, such forward-looking statements.

Factors that could cause results to differ from those expressed in the Corporation’s forward-looking statements include, but are not limited to, risks described or referenced in Part II, Item 1A., “Risk Factors”, below and in Part I, Item 1A., “Risk Factors,” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Annual Report on Form 10-K”) and the following:

•risks, uncertainties and other factors related to the proposed acquisition of Banco Santander Puerto Rico (“BSPR”), including the ability to obtain regulatory approvals and meet other closing conditions to the acquisition on a timely basis; the risk that deposit attrition, customer loss and/or revenue loss prior to or following the acquisition may exceed expectations; the risk that significant costs, expenses, and resources associated with or in funding the acquisition may be higher than expected; the ability to successfully complete the integration of systems, procedures, and personnel of BSPR into FirstBank Puerto Rico (“FirstBank” or the “Bank”) to make the transaction economically successful; and the risk that the cost savings and any other synergies from the acquisition may not be fully realized or make take longer to realize than expected;

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

•changes in general economic and business conditions, including those caused by past or future natural disasters, that directly or indirectly affect the financial health of the Corporation’s customer base in the geographic areas we serve;

•the actual pace and magnitude of economic recovery in the Corporation’s service areas that were affected by Hurricanes Irma and Maria during 2017 compared to management’s current views on the economic recovery;

•uncertainty as to the timing of the receipt of disaster relief funds allocated to Puerto Rico;

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

•the estimated or actual impact of changes in accounting standards or assumptions in applying those standards, including the new credit loss accounting standard that will be effective in 2020;

•the ability of FirstBank to realize the benefits of its net deferred tax assets;

•the ability of FirstBank to generate sufficient cash flow to make dividend payments to the Corporation;

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

•changes in the fiscal and monetary policies and regulations of the U.S. federal government and the Puerto Rico and other governments, including those determined by the Board of the Governors of the Federal Reserve System (the “Federal Reserve Board”), the Federal Reserve Bank of New York (the “New York FED” or “Federal Reserve”), the Federal Deposit Insurance Corporation (the “FDIC”), government-sponsored housing agencies, and regulators in Puerto Rico, and the USVI and BVI;

•the risk of possible failure or circumvention of the Corporation’s internal controls and procedures and the risk that the Corporation’s risk management policies may not be adequate;

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

•the impact on the Corporation’s results of operations and financial condition of business acquisitions, such as the pending acquisition of BSPR, and dispositions;

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

Investors should refer to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2018, as well as Part II, Item 1A, “Risk Factors,” in this Quarterly Report on Form 10-Q, for a discussion of these factors and certain risks and uncertainties to which the Corporation is subject.

FIRST BANCORP.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	September 30, 2019	December 31, 2018
(In thousands, except for share information)
ASSETS
Cash and due from banks	$878,206	$578,613
Money market investments:
Time deposits with other financial institutions	300	300
Other short-term investments	97,431	7,290
Total money market investments	97,731	7,590

Investment securities available for sale, at fair value:
Securities pledged with creditors’ rights to repledge	131,963	182,735
Other investment securities available for sale	1,604,600	1,759,833
Total investment securities available for sale	1,736,563	1,942,568
Investment securities held to maturity, at amortized cost
(fair value 2019 - $115,443; 2018 - $125,658)	138,676	144,815
Equity securities	45,228	44,530
Loans, net of allowance for loan and lease losses of $165,575
(2018 - $196,362)	8,802,845	8,661,761
Loans held for sale, at lower of cost or market	42,470	43,186
Total loans, net	8,845,315	8,704,947

Premises and equipment, net	151,185	147,814
Other real estate owned (“OREO”)	103,033	131,402
Accrued interest receivable on loans and investments	47,122	50,365
Deferred tax asset, net	273,845	319,851
Other assets	213,809	171,066
Total assets	$12,530,713	$12,243,561
LIABILITIES
Non-interest-bearing deposits	$2,270,250	$2,395,481
Interest-bearing deposits	6,862,649	6,599,233
Total deposits	9,132,899	8,994,714

Securities sold under agreements to repurchase	100,000	150,086
Advances from the Federal Home Loan Bank (“FHLB”)	740,000	740,000
Other borrowings	184,150	184,150
Accounts payable and other liabilities	173,069	129,907
Total liabilities	10,330,118	10,198,857

STOCKHOLDERSʼ EQUITY
Preferred stock, authorized, 50,000,000 shares:
Non-cumulative Perpetual Monthly Income Preferred Stock: 22,004,000
shares issued, 1,444,146 shares outstanding, aggregate liquidation value of $36,104	36,104	36,104
Common stock, $0.10 par value, authorized, 2,000,000,000 shares;
222,103,721 shares issued (2018 - 221,789,509)	22,210	22,179
Less: Treasury stock (at par value)	(474)	(455)
Common stock outstanding, 217,360,587 shares outstanding (2018 - 217,235,140
shares outstanding)	21,736	21,724
Additional paid-in capital	940,700	939,674
Retained earnings, includes legal surplus reserve of $80,191
as of September 30, 2019 and December 31, 2018	1,196,931	1,087,617
Accumulated other comprehensive income (loss), net of tax of $7,752 as of September 30, 2019
and December 31, 2018	5,124	(40,415)
Total stockholdersʼ equity	2,200,595	2,044,704
Total liabilities and stockholdersʼ equity	$12,530,713	$12,243,561

The accompanying notes are an integral part of these statements.

FIRST BANCORP.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Quarter Ended		Nine-Month Period Ended
	September 30,		September 30,
	2019	2018	2019	2018
(In thousands, except per share information)
Interest and dividend income:
Loans	$154,229	$139,205	$453,243	$409,918
Investment securities	13,985	15,121	44,723	43,840
Money market investments and interest-bearing cash accounts	4,081	3,166	10,311	8,785
Total interest income	172,295	157,492	508,277	462,543
Interest expense:
Deposits	20,341	16,979	56,936	50,924
Securities sold under agreements to repurchase	1,320	2,333	5,489	7,173
Advances from FHLB	3,878	3,344	11,490	10,126
Other borrowings	2,331	2,315	7,210	6,635
Total interest expense	27,870	24,971	81,125	74,858
Net interest income	144,425	132,521	427,152	387,685
Provision for loan and lease losses	7,398	11,524	31,752	51,604
Net interest income after provision for loan and lease losses	137,027	120,997	395,400	336,081
Non-interest income:
Service charges and fees on deposit accounts	6,108	5,581	17,711	16,013
Mortgage banking activities	4,396	4,551	12,418	13,551
Other-than-temporary impairment (“OTTI”) losses on available-for-sale debt securities:
Total OTTI losses	(557)	-	(557)	-
Portion of OTTI recognized in other comprehensive income (“OCI”)	60	-	60	-
Net impairment losses on available-for-sale debt securities	(497)	-	(497)	-
Gain on early extinguishment of debt	-	-	-	2,316
Insurance commission income	1,983	1,493	8,258	6,628
Other non-interest income	9,411	6,898	28,277	23,271
Total non-interest income	21,401	18,523	66,167	61,779
Non-interest expenses:
Employees’ compensation and benefits	41,409	39,243	121,518	119,482
Occupancy and equipment	15,129	14,660	47,018	43,511
Business promotion	4,004	3,860	11,650	10,452
Professional fees	12,467	11,502	34,448	31,755
Taxes, other than income taxes	3,904	3,534	11,461	11,027
FDIC deposit insurance	1,465	2,067	4,645	7,159
Net loss on OREO and OREO expenses	2,578	4,360	11,364	10,205
Credit and debit card processing expenses	4,764	4,147	12,738	11,450
Communications	1,834	1,642	5,300	4,706
Other non-interest expenses	5,279	5,850	15,600	17,361
Total non-interest expenses	92,833	90,865	275,742	267,108
Income before income taxes	65,595	48,655	185,825	130,752
Income tax expense	19,268	12,332	54,897	30,249
Net income	$46,327	$36,323	$130,928	$100,503
Net income attributable to common stockholders	$45,658	$35,654	$128,921	$98,496

Net income per common share:
Basic	$0.21	$0.16	$0.60	$0.46
Diluted	$0.21	$0.16	$0.59	$0.45

The accompanying notes are an integral part of these statements.

FIRST BANCORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Quarter Ended		Nine-Month Period Ended
	September 30,		September 30,
	2019	2018	2019	2018
(In thousands)
Net income	$46,327	$36,323	$130,928	$100,503
Other comprehensive income (loss) :
Unrealized (loss) gain on debt securities on which an OTTI has been recognized	(557)	62	(488)	264
Reclassification adjustment for OTTI on debt securities included in net income	497	-	497	-
All other unrealized holding gains (losses) on available-for-sale securities
arising during the period	7,622	(10,842)	45,530	(42,542)
Other comprehensive income (loss) for the period	7,562	(10,780)	45,539	(42,278)
Total comprehensive income	$53,889	$25,543	$176,467	$58,225

The accompanying notes are an integral part of these statements.

FIRST BANCORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine-Month Period Ended
	September 30,	September 30,
	2019	2018
(In thousands)
Cash flows from operating activities:
Net income	$130,928	$100,503
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,365	11,308
Amortization of intangible assets	2,319	2,731
Provision for loan and lease losses	31,752	51,604
Deferred income tax expense	46,006	22,549
Stock-based compensation	2,997	4,921
Gain on early extinguishment of debt	-	(2,316)
OTTI on debt securities	497	-
Unrealized gain on derivative instruments	(2,105)	(108)
Net gain on sales of premises and equipment and other assets	(59)	(1,344)
Net gain on sales of loans	(6,059)	(1,281)
Net amortization/accretion of premiums, discounts and deferred loan fees and costs	(5,621)	(6,027)
Originations and purchases of loans held for sale	(255,020)	(244,261)
Sales and repayments of loans held for sale	259,316	265,528
Amortization of broker placement fees	557	948
Net amortization/accretion of premium and discounts on investment securities	1,084	2,187
Decrease in accrued interest receivable	1,767	9,732
Increase (decrease) in accrued interest payable	785	(756)
Decrease (increase) in other assets	31,411	(2,348)
(Decrease) increase in other liabilities	(18,236)	253
Net cash provided by operating activities	235,684	213,823
Cash flows from investing activities:
Principal collected on loans	2,286,139	1,880,633
Loans originated and purchased	(2,559,616)	(1,949,453)
Proceeds from sales of loans held for investment	66,891	55,526
Proceeds from sales of repossessed assets	49,105	37,343
Purchases of available-for-sale securities	(233,316)	(475,077)
Proceeds from principal repayments and maturities of available-for-sale securities	483,275	309,994
Proceeds from principal repayments of held-to-maturity securities	6,139	5,828
Additions to premises and equipment	(17,144)	(16,118)
Proceeds from sale of premises and equipment and other assets	95	2,508
Net redemptions/purchase of other investment securities	(680)	1,256
Proceeds from the settlement of insurance claims	202	7,614
Net cash provided by (used in) investing activities	81,090	(139,946)
Cash flows from financing activities:
Net increase in deposits	146,526	117,762
Repayment of securities sold under agreements to repurchase	(50,086)	(200,000)
Net FHLB advances repayments	-	(25,000)
Repayment of junior subordinated debentures	-	(21,434)
Repurchase of outstanding common stock	(1,959)	(2,821)
Dividends paid on common stock	(19,514)	-
Dividends paid on preferred stock	(2,007)	(2,007)
Net cash provided by (used in) financing activities	72,960	(133,500)
Net increase (decrease) in cash and cash equivalents	389,734	(59,623)
Cash and cash equivalents at beginning of period	586,203	716,395
Cash and cash equivalents at end of period	$975,937	$656,772
Cash and cash equivalents include:
Cash and due from banks	$878,206	$559,182
Money market instruments	97,731	97,590
	$975,937	$656,772
The accompanying notes are an integral part of these statements.

FIRST BANCORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Quarter Ended		Nine-Month Period Ended
	September 30,	September 30,	September 30,	September 30,
	2019	2018	2019	2018
(In thousands)

Preferred Stock	$36,104	$36,104	$36,104	$36,104

Common Stock outstanding:
Balance at beginning of period	21,733	21,719	21,724	21,628
Common stock issued as compensation	-	-	-	27
Common stock issued for exercised warrants	-	-	-	73
Common stock withheld for taxes	(1)	(1)	(18)	(43)
Restricted stock grants	5	6	31	40
Restricted stock forfeited	(1)	-	(1)	(1)
Balance at end of period	21,736	21,724	21,736	21,724

Additional Paid-In-Capital:
Balance at beginning of period	939,769	937,919	939,674	936,772
Stock-based compensation	988	938	2,997	4,921
Common stock issued for exercised warrants	-	-	-	(73)
Common stock withheld for taxes	(53)	(75)	(1,941)	(2,778)
Restricted stock grants	(5)	(6)	(31)	(40)
Common stock issued as compensation	-	-	-	(27)
Restricted stock forfeited	1	-	1	1
Balance at end of period	940,700	938,776	940,700	938,776

Retained Earnings:
Balance at beginning of period	1,157,808	958,044	1,087,617	895,208
Net income	46,327	36,323	130,928	100,503
Dividends on common stock ($0.03 per share for the quarter ended September 30, 2019;
$0.09 per share for the nine-month period ended September 30, 2019)	(6,535)	-	(19,607)	-
Dividends on preferred stock	(669)	(669)	(2,007)	(2,007)
Amount reclassified from accumulated other comprehensive loss
per Accounting Standards Update No. ("ASU") 2016-01	-	-	-	(6)
Balance at end of period	1,196,931	993,698	1,196,931	993,698
Accumulated Other Comprehensive Income (Loss), net of tax:
Balance at beginning of period	(2,438)	(52,107)	(40,415)	(20,615)
Amount reclassified out of accumulated other comprehensive loss
per ASU 2016-01	-	-	-	6
Other comprehensive income (loss), net of tax	7,562	(10,780)	45,539	(42,278)
Balance at end of period	5,124	(62,887)	5,124	(62,887)

Total stockholdersʼ equity	$2,200,595	$1,927,415	$2,200,595	$1,927,415

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

The results of operations for the quarter and nine-month period ended September 30, 2019 are not necessarily indicative of the results to be expected for the entire year.

Adoption of New Accounting Requirements and Recently Issued but Not Yet Effective Accounting Requirements

The Financial Accounting Standards Board (“FASB”) has issued the following accounting pronouncements and guidance relevant to the Corporation’s operations:

Lease Accounting

In February 2016, the FASB updated the FASB Accounting Standards Codification (“ASC” or the “Codification”) to replace ASC Topic 840, “Leases (Topic 840)” (“ASC Topic 840”), with new guidance for the financial reporting about leasing transactions. Under the new guidance, a lessee is required to recognize a right-of-use asset (“ROU”) and a lease liability for leases with lease terms of more than 12 months. Similar with the practice before the adoption of this guidance, a lessee’s recognition, measurement, and presentation of expenses and cash flows arising from a lease primarily depend on the classification of the lease as a finance or operating lease. However, unlike previous guidance, which required the recognition of only capital leases on the balance sheet, the guidance requires both types of leases to be recognized on the balance sheet. The guidance also requires disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative information and additional information about the amounts recorded in the financial statements. The FASB issued an update in January 2018 providing an optional transition practical expedient under which an entity need not evaluate under new ASC Topic 842, “Leases” (“ASC Topic 842”), land easements that existed or expired before the entity’s adoption of ASC Topic 842 and were not previously accounted for as leases. In addition, the FASB issued an update in July 2018 that provides entities with an additional and optional transition method that allows entities to adopt the new standard prospectively as of the effective date, without adjusting comparative periods presented. Also, the amendments provide lessors with a practical expedient, by class of underlying asset, to not separate non lease components, subject to certain circumstances. Also in July 2018, the FASB issued an update that makes various technical corrections to clarify how to apply certain aspects of the new leases standard, such as reassessment of lease classification, variable lease payments that depend on an index or a rate, lease term and purchase options, and certain transition adjustments, among others. The guidance on leases took effect for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.

The update affected the Corporation’s consolidated financial statements since the Corporation has operating and lease arrangements for which it is a lessee. The new standard provides a number of optional practical expedients in transition. The Corporation adopted this guidance in 2019, and elected the optional transition approach to not apply the new lease standard in comparative periods presented and the package of practical expedients, which allows the Corporation not to reassess prior conclusions about lease classification and initial direct costs. The adoption of this standard in January 2019 resulted in the recognition of ROU assets and lease liabilities for operating leases of $59.6 million and $62.1 million, respectively, with the most significant impact from recognition of ROU assets and liabilities related to the operating leases for the Bank’s branches and automated teller machines (“ATMs”). The Corporation elected not to recognize ROU assets and lease liabilities that arise from short-term leases, primarily related to certain month-to-month ATM operating leases. Disclosures required by the standard have been included in Note 12 - Leases.

Amortization of Premiums and Discounts on Callable Debt Securities

In March 2017, the FASB updated the Codification to shorten the amortization period for certain purchased callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. With respect to securities held at a discount, the amendments do not require an accounting change; thus, the discount continues to be amortized to maturity. The amendments in this update more closely align the amortization period of premiums and discounts to expectations incorporated in market pricing on the underlying securities. In most cases, market participants price securities to the call date that produces the worst yield when the coupon is above current market rates (that is, the security is trading at a premium) and price securities to maturity when the coupon is below market rates (that is, the security is trading at a discount) in anticipation that the borrower will act in its economic best interest. As a result, the amendments more closely align interest income recorded on bonds held at a premium or a discount with the economics of the underlying instrument. For public business entities, the amendments in this update took effect for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The adoption of this guidance during the first quarter of 2019, did not have a material effect on the Corporation’s consolidated statement of financial condition or results of operations. As of September 30, 2019, the Corporation does not have callable debt securities held at a premium.

Derivatives and Hedging

In August 2017, the FASB updated the Codification to: (i) expand hedge accounting for nonfinancial and financial risk components and amend measurement methodologies to more closely align hedge accounting with a company’s risk management activities; (ii) decrease the complexity of preparing and understanding hedge results by eliminating the separate measurement and reporting of hedge ineffectiveness; (iii) enhance transparency, comparability, and understanding of hedge results through enhanced disclosures and a change in the presentation of hedge results to align the effects of the hedging instrument and the hedged item; and (iv) reduce the cost and complexity of applying hedge accounting by simplifying the manner in which assessments of hedge effectiveness may be performed. This update took effect for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The guidance requires companies to apply requirements to existing hedging relationships on the date of adoption, and the effect of the adoption should be reflected as of the beginning of the fiscal year of adoption. In April 2019, the FASB issued ASU No. 2019-04, “Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments” to provide further clarification on previously issued updates. This Update addresses the following areas of the guidance: (i) partial-term fair value hedges; (ii) fair value hedge basis adjustments; (iii) not-for-profit entities and private companies; and (v) first-payments-received cash flow hedging. As of September 30, 2019, all of the derivatives held by the Corporation were considered economic undesignated hedges. The adoption of this guidance during the first quarter of 2019 did not have an effect on the Corporation’s consolidated statement of financial condition or results of operations.

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

Accounting for Financial Instruments – Credit Losses

In June 2016, the FASB updated the Codification to introduce new guidance for the accounting for credit losses. The guidance changes the accounting for credit losses measurement on loans and debt securities. For loans and held-to-maturity debt securities, the guidance requires a current expected credit loss (“CECL”) measurement to estimate the allowance for credit losses (“ACL”) for the remaining estimated life of the financial asset (including off-balance sheet credit exposures). The estimate of expected credit losses (“ECL”) should consider historical information, current information, and reasonable and supportable forecasts, including estimates of prepayments.

The guidance eliminates the existing guidance for purchased credit-impaired (“PCI”) loans, but requires an allowance for purchased financial assets with more than insignificant credit deterioration since origination (“PCD”). In addition, the guidance modifies the other-than-temporary impairment model for available-for-sale debt securities to require an allowance for credit impairment instead of a direct write-down, which allows for reversal of credit impairments in future periods based on improvements in credit.

In general, the new guidance will require modified retrospective application to all outstanding instruments, with a cumulative effect adjustment recorded to opening retained earnings as of the beginning of the first period in which the guidance becomes effective. However, prospective application is required for PCD assets previously accounted for under ASC Topic 310-30, “Receivables,” and for debt securities for which an OTTI was recognized prior to the date of adoption. The new guidance also provides transition relief that allows entities, through an accounting policy election, the choice of either maintaining existing PCI pools at adoption only or doing so at the time of adoption and on an ongoing basis after adoption. Entities that elect to maintain existing PCI pools after adoption would not be able to remove assets from the pool until they are paid off, written off or sold (consistent with the current practice), but would be required to follow the new guidance for purposes of interest income and ACL.

The guidance will be effective for public business entities that are SEC filers in fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption of the guidance is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Corporation plans to adopt this new standard as of January 1, 2020.

The Corporation developed a project plan in order to comply on a timely basis with the implementation of this new CECL impairment model and expects to adopt the guidance in the first quarter of 2020. The implementation process is being conducted by a working group composed of members from multiple areas across the Corporation and includes the selection and development of loss forecasting models, evaluation of technical accounting topics, updates to the Corporation’s allowance documentation, reporting processes and related internal controls, and evaluation of the overall operational readiness for the adoption. The working group provides periodic updates to the Corporation’s CECL Executive Management Committee, which has oversight responsibilities for the implementation efforts. The CECL Executive Management Committee also reports to the Corporation’s Board of Directors Audit Committee progress of the implementation plan.

Currently, the Corporation has substantially completed the development of the loss forecasting models for loan portfolios, as well as for available-for-sale and held-to-maturity debt securities and is in the process of conducting and validating the results of parallel runs, while continuing to develop the policies, systems and controls that will be required to implement the CECL standard. This process is expected to continue for the remainder of 2019.

The Corporation’s current planned approach for estimating ECL for applicable loans and debt securities includes the following key components:

•An initial forecast period (“reasonable and supportable period”) of 2 years for Puerto Rico and the Virgin Islands and between 2 and 5 years for the Florida region. This period reflects management’s expectations of losses based on forward-looking economic scenarios over that time.

•A historical loss forecast period covering the remaining contractual life, adjusted for prepayments, by portfolio segments and classes of financing receivables based on the change in key historical economic variables during representative historical expansionary and recessionary periods.

•A reversion period of up to 3 years, utilizing a straight-line approach and reverting back to the historical macroeconomic mean.

•The utilization of discounted cash flow (“DCF”) methods to measure credit impairment for loans modified in a troubled debt restructuring (“TDR”), unless they are collateral dependent and measured based on the fair value of the collateral. The DCF methods will provide the estimated life-time credit losses.

•For available-for-sale and held-to-maturity securities, the Corporation will utilize the DCF methods to measure the ACL.

Based on the work completed to date, the Corporation’s loan portfolio and held-to-maturity and available-for-sale debt securities portfolio composition, and reasonable and supportable macroeconomic forecasts as of September 30, 2019, the Corporation expects that the adoption of the CECL standard will result in an overall increase in the ACL, at the adoption date, in a range of 57% to 67% from the reserves for credit losses as of September 30, 2019. The estimate primarily reflects an expected increase for longer duration residential mortgage and consumer loans and, to a lesser extent, the ACL that will be required for the Corporation’s held-to-maturity debt securities. This increase, net of income taxes, would be reflected as a decrease to opening retained earnings at January 1, 2020. The Corporation will continue to evaluate and refine the results of the loss estimates throughout 2019.

The ultimate effect of the adoption of the CECL standard on the Corporation’s consolidated financial statements will depend on the size and composition of the Corporation’s loan portfolio and debt securities mix, credit quality, economic conditions and forecasted macroeconomic conditions on the date of adoption, as well as any refinements to the loss models based on continuing reviews of methodologies and assumptions, including the process around qualitative factors, and model validation exercises in process. The Corporation expects to have a cumulative-effect adjustment to retained earnings related to the change in the ACL, which will impact capital. An increase in the ACL will result in a reduction to the Corporation’s and banking subsidiary’s regulatory capital ratios. The Corporation expects to adopt the option that permits institutions to limit the initial regulatory capital day-one impact by allowing a three-year phase in period for this impact, on a straight-line basis. Considering the three-year phase in option allowed by the regulatory framework, and based on the upper point of the above-mentioned impact range, the Corporation’s common equity Tier 1 capital ratio, Tier 1 capital ratio, Total capital ratio, and Leverage ratio would have been lower by 16, 16, 15, and 12 basis points, respectively, as of September 30, 2019, still well in excess of minimum capital ratios.

Subsequent Measurement of Goodwill

In January 2017, the FASB updated the Codification to simplify the subsequent measurement of goodwill by eliminating Step 2 from the current two-step goodwill impairment test. This guidance provides that a goodwill impairment test must be conducted by comparing the fair value of a reporting unit with its carrying amount. Entities must recognize an impairment charge for goodwill equal to the excess of the carrying amount over the reporting unit’s fair value. Entities have the option to perform a qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The effect of this guidance will depend upon the performance of the reporting units that have goodwill and the market conditions affecting the fair value of each reporting unit going forward.

Changes to the Disclosure Requirements for Fair Value Measurement

In August 2018, the FASB updated the Codification and amended ASC Topic 820, “Fair Value Measurement and Disclosures,” to add, remove, and modify fair value measurement disclosure requirements. The requirements that are removed for public entities include disclosure about: (i) transfers between Level 1 and Level 2 of the fair value hierarchy; (ii) the policy for determining when transfers between any of the three levels have occurred; and (iii) the valuation processes used for Level 3 measurements. The disclosure requirements that are modified for public entities include: (i) for certain investments in entities that calculate the net asset value, revisions to require disclosures about the timing of liquidation and lapses of redemption restrictions, if the latter has been communicated to the reporting entity; and (ii) revisions to clarify that the disclosure of Level 3 measurement uncertainty should communicate information about the uncertainty as of the balance sheet date. The additional or new disclosure requirements include: (i) the changes in unrealized gains and losses for the period must be included in other comprehensive income for recurring Level 3 instruments held as of the balance sheet date; and (ii) the range and weighted average of significant unobservable inputs used for Level 3 measurements must be disclosed, but an entity has the option to disclose other quantitative information in place of the weighted average to the extent that it would be a more reasonable and rational method to reflect the distribution of certain unobservable inputs.

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

NOTE 2 – POTENTIAL ACQUISITION OF BANCO SANTANDER PUERTO RICO

On October 21, 2019, the Corporation announced the signing of a stock purchase agreement between FirstBank Puerto Rico (“FirstBank”) and Santander Holdings USA, Inc., pursuant to which FirstBank will acquire Santander Bancorp (“Santander Bancorp”), a wholly-owned subsidiary of Santander Holdings USA, Inc. and the holding company of Banco Santander Puerto Rico (“BSPR”). The purchase price will be a base amount of $425 million, or 117.5% of Santander Bancorp’s consolidated core tangible common equity as of June 30, 2019, which represents of a $63 million premium on the $362 million consolidated core tangible common equity, plus $638 million of Santander Bancorp’s consolidated excess capital as of June 30, 2019 paid at par, in an all cash transaction, subject to adjustment based on Santander Bancorp’s consolidated balance sheet as of the closing of the acquisition (the “Closing”). The transaction is structured as an acquisition of all of the issued and outstanding common stock of Santander Bancorp, the sole shareholder of BSPR, a corporation incorporated under the laws of the Commonwealth of Puerto Rico and sole shareholder of Santander Insurance Agency, Inc. (together with Santander Bancorp and BSPR, collectively the “Acquired Companies”). Immediately following the Closing, Santander Bancorp (a direct wholly-owned subsidiary of FirstBank following the Closing) will merge with and into FirstBank (the “HoldCo Merger”), with FirstBank surviving the HoldCo Merger (the “Surviving Bank”). Immediately following the effectiveness of the HoldCo Merger, BSPR (a direct wholly-owned subsidiary of the Surviving Bank following the effectiveness of the HoldCo Merger) will merge with and into FirstBank, with FirstBank as the surviving entity in the merger.

Prior to the Closing, Santander Holdings USA, Inc., agreed to sell or otherwise transfer to Santander Holdings USA, Inc., any of its affiliates or any other third party (other than any Acquired Company) (i) all non-performing assets (along with all collateral and rights to collection related thereto) of BSPR (the “Non-Performing Assets Transfer”), and (ii) Santander Asset Management, LLC, a limited liability company organized under the laws of the Commonwealth of Puerto Rico and a direct wholly-owned subsidiary of Santander Bancorp (the “Reorganization”). The Closing is conditioned on, among other things, consummation of the Non-Performing Assets Transfer and the Reorganization. The parties are working on a transition loan servicing agreement to have FirstBank service such non-performing assets effective on the Closing Date.

In addition, the parties are working on a plan (the “Transition Plan”) for preparing the Acquired Companies for the transition of their respective business operations, facilities, employees and other assets to FirstBank, including from any dependency or reliance on services, systems or processes provided by Santander Holdings, USA, Inc. or its affiliates, or any of their respective third party service providers to FirstBank effective as of the Closing Date. The Transition Plan will describe the specific mutually agreed tasks, activities, and projects, and the timing for each of the foregoing, to be completed by each party in order to complete such transition in an orderly and efficient manner, as well as such plans and actions as may be required to prepare for the provision of services by Santander Holdings, USA, Inc. or its affiliates to the Acquired Companies or FirstBank, or from the Acquired Companies to Santander Holdings, USA, Inc. or its affiliates. The parties expect to agree on the final Transition Plan within 90 days from the date of the signing of the stock purchase agreement.

The transaction has been unanimously approved by both companies’ Boards of Directors. The transaction is expected to close in the middle of 2020, subject to the satisfaction of customary closing conditions, including receipt of all required regulatory approvals. There can be no assurance that the regulatory approvals received will not contain a condition or requirement that results in a failure to satisfy the conditions to closing set forth in the stock purchase agreement.

For further information, reference is made to the Form 8-K filed by the Company with the SEC on October 22, 2019.

NOTE 3 – UPDATE ON EFFECTS OF NATURAL DISASTERS

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

The significant overall uncertainties in the early assessments of hurricane-related credit losses have been largely addressed and the hurricanes’ effect on credit quality is now reflected in the normal process for determining the allowance for loan and lease losses and not through a separate hurricane-related qualitative reserve.

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

During the second and third quarters of 2019, the Corporation reached settlements on certain claims arising from the hurricanes. As a result, the Corporation received insurance proceeds of approximately $2.1 million, primarily involving repairs and maintenance costs, and impairments related to facilities in the U.S. and British Virgin Islands. The insurance proceeds were recorded against incurred losses or previously-established accounts receivable. Insurance recoveries are recorded in the same income statement caption as the incurred losses. Recoveries from insurance proceeds in excess of losses incurred, amounting to $0.6 million in the second quarter of 2019, were recognized as a gain from insurance proceeds and reported as part of Other non-interest income in the consolidated statements of income.

As of September 30, 2019, the Corporation had an insurance claim receivable of $1.3 million (December 31, 2018 - $3.4 million), which is included as part of Other assets in the consolidated statements of financial condition. Management also believes that there is a possibility that some gains will be recognized with respect to casualty and lost revenue claims in future periods, but this is contingent on reaching agreements on the Corporation’s claims with the insurance carriers.

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

NOTE 4 – EARNINGS PER COMMON SHARE

The calculations of earnings per common share for the quarters and nine-month periods ended September 30, 2019 and 2018 are as follows:

	Quarter Ended		Nine-Month Period Ended
	September 30,		September 30,
	2019	2018	2019	2018

(In thousands, except per share information)

Net income	$46,327	$36,323	$130,928	$100,503
Less: Preferred stock dividends	(669)	(669)	(2,007)	(2,007)
Net income attributable to common stockholders	$45,658	$35,654	$128,921	$98,496
Weighted-Average Shares:
Average common shares outstanding	216,690	216,149	216,569	215,516
Average potential dilutive common shares	537	626	484	1,068
Average common shares outstanding - assuming dilution	217,227	216,775	217,053	216,584
Earnings per common share:
Basic	$0.21	$0.16	$0.60	$0.46
Diluted	$0.21	$0.16	$0.59	$0.45

Earnings per common share is computed by dividing net income attributable to common stockholders by the weighted-average number of common shares issued and outstanding. Net income attributable to common stockholders represents net income adjusted for any preferred stock dividends, including any dividends declared but not yet paid, and any cumulative dividends related to the current dividend period that have not been declared as of the end of the period. Basic weighted-average common shares outstanding exclude unvested shares of restricted stock that do not contain non-forfeitable dividend rights.

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

NOTE 5 – STOCK-BASED COMPENSATION

On May 24, 2016, the Corporation’s stockholders approved the amendment and restatement of the First BanCorp. Omnibus Incentive Plan, as amended (the “Omnibus Plan”), to, among other things, increase the number of shares of common stock reserved for issuance under the Omnibus Plan, extend the term of the Omnibus Plan to May 24, 2026 and re-approve the material terms of the performance goals under the Omnibus Plan for purposes of the then-effective Section 162(m) of the U.S. Internal Revenue Code of 1986, as amended. The Omnibus Plan provides for equity-based compensation incentives (the “awards”) through the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, cash-based awards and other stock-based awards. The Omnibus Plan authorizes the issuance of up to 14,169,807 shares of common stock, subject to adjustments for stock splits, reorganizations and other similar events. As of September 30, 2019, 6,596,393 authorized shares of common stock were available for issuance under the Omnibus Plan. The Corporation’s Board of Directors, based on the recommendation of the Corporation’s Compensation and Benefits Committee, has the power and authority to determine those eligible to receive awards and to establish the terms and conditions of any awards, subject to various limits and vesting restrictions that apply to individual and aggregate awards.

Restricted Stock

Under the Omnibus Plan, the Corporation may grant restricted stock to plan participants, subject to forfeiture upon the occurrence of certain events until the dates specified in the participant’s award agreement. While the restricted stock is subject to forfeiture and does not contain non-forfeitable dividend rights, restricted stock participants may exercise full voting rights. The restricted stock granted under the Omnibus Plan is typically subject to a vesting period. During the first nine months of 2019, the Corporation awarded to its independent directors 51,841 shares of restricted stock that are subject to one year vesting periods. In addition, during the first nine months of 2019, the Corporation awarded 262,371 shares of restricted stock to employees; fifty percent (50%) of those shares vest on the two-year anniversary of the grant date and the remaining 50% vest on the three-year anniversary of the grant date. Included in those 262,371 shares of restricted stock granted during the first nine months of 2019 were 13,308 shares granted to retirement-eligible employees at the grant date. The total expense determined for the restricted stock awarded to retirement-eligible employees was charged against earnings at the grant date. The fair value of the shares of restricted stock granted in the first nine months of 2019 was based on the market price of the Corporation’s outstanding common stock on the date of the grant.

The following table summarizes the restricted stock activity in the first nine months of 2019 under the Omnibus Plan:

	Nine-Month Period Ended
	September 30, 2019

	Number of shares	Weighted-Average
	of restricted	Grant Date
	stock	Fair Value

Unvested shares outstanding at beginning of year	964,110	$4.79
Granted	314,212	10.97
Forfeited	(12,750)	8.68
Vested	(619,517)	3.97
Unvested shares outstanding as of September 30, 2019	646,055	$8.51

For the quarter and nine-month period ended September 30, 2019, the Corporation recognized $0.7 million and $2.2 million, respectively, of stock-based compensation expense related to restricted stock awards, compared to $0.8 million and $2.7 million for the same periods in 2018, respectively. As of September 30, 2019, there was $3.3 million of total unrecognized compensation cost related to unvested shares of restricted stock. The weighted average period over which the Corporation expects to recognize such cost is 1.6 years.

During the first nine months of 2018, the Corporation awarded to its independent directors 65,447 shares of restricted stock that were subject to one year vesting periods. In addition, during the first nine months of 2018, the Corporation awarded 342,439 shares of restricted stock to employees; 50% of those shares vest on the two-year anniversary of the grant date and the remaining 50% vest on the three year anniversary of the grant date. Included in those 342,439 shares of restricted stock were 20,447 shares granted to retirement-eligible employees at the grant date.

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

Performance Units

Under the Omnibus Plan, the Corporation may award performance units to Omnibus Plan participants. During the first nine months of 2019, the Corporation granted 200,053 units to executives, with each unit representing the value of one share of the Corporation’s common stock. The performance units granted in 2019 are for the performance period beginning January 1, 2019 and ending on December 31, 2021 and are subject to three year requisite service periods. These awards do not contain non-forfeitable rights to dividend equivalent amounts and can only be settled in shares of the Corporation’s common stock. The performance units will vest based on the achievement of a pre-established tangible book value per share target as of December 31, 2021. All of the performance units will vest if performance is at the pre-established performance target level or above. However, the participants may vest on 50% of the awards to the extent that performance is below the target but at 80% of the pre-established performance target level (the “80% minimum threshold”), which is measured based upon the growth in the tangible book value during the performance cycle. If performance is between the 80% minimum threshold and the pre-established performance target level, the participants will vest on a proportional amount. No performance units will vest if performance is below the 80% minimum threshold.

During the first nine months of 2018, the Corporation awarded 304,408 performance units to executives. The performance units granted in 2018 are for the performance period beginning January 1, 2018 and ending on December 31, 2020 and are subject to three year requisite service periods and a pre-established performance target level as described above.

The fair value of the performance units awarded during the first nine months of 2019 and 2018 was based on the market price of the Corporation’s outstanding common stock on the date of the grant. For the quarter and nine-month period ended September 30, 2019, the Corporation recognized $0.3 million and $0.8 million, respectively, of stock-based compensation expense related to performance units awards, compared to $0.1 million and $0.5 million for the same periods in 2018, respectively. As of September 30, 2019, there was $2.7 million of total unrecognized compensation cost related to unvested performance units that the Corporation expects to recognize over the next three years. The total amount of compensation expense recognized reflects management’s assessment of the probability that the pre-established performance goal will be achieved. A cumulative adjustment to compensation expense is recognized in the current period to reflect any changes in the probability of achievement of the performance goals.

Salary stock

Also, effective April 1, 2013, the Corporation’s Board of Directors determined to increase the salary amounts paid to certain executive officers, primarily by paying the increased salary amounts in the form of shares of the Corporation’s common stock issued under the Omnibus Plan, instead of cash. During the first nine months of 2018, the Corporation issued 268,709 shares of common stock with a weighted average market value per share of $6.51 as salary stock compensation. This resulted in compensation expense of $1.7 million recorded in the first nine months of 2018. Effective July 1, 2018, the Corporation ceased paying additional salary amounts in the form of stock in accordance with the previously disclosed revised executive compensation program.

Shares withheld

During the first nine months of 2019, the Corporation withheld 176,015 shares (first nine months of 2018 – 336,985 shares) of the restricted stock that vested during such period and withheld 96,377 shares from the common stock paid to certain senior officer as additional compensation in the first nine months of 2018 to cover employees’ payroll and income tax withholding liabilities; these shares are held as treasury shares. The Corporation paid in cash any fractional share of salary stock to which the officer was entitled. In the consolidated financial statements, the Corporation treats shares withheld for tax purposes as common stock repurchases.

NOTE 6 – INVESTMENT SECURITIES

Investment Securities Available for Sale

The amortized cost, non-credit loss component of OTTI recorded in OCI, gross unrealized gains and losses recorded in OCI, estimated fair value, and weighted-average yield of investment securities available for sale by contractual maturities as of September 30, 2019 and December 31, 2018 were as follows:

	September 30, 2019
	Amortized cost	Noncredit Loss Component of OTTI Recorded in OCI			Fair value
			Gross Unrealized			Weighted-
			gains	losses		average yield%
(Dollars in thousands)

U.S. Treasury securities:
Due within one year	$7,476	$-	$9	$-	$7,485	2.42

U.S. government-sponsored
agencies' obligations:
Due within one year	128,376	-	5	318	128,063	1.40
After 1 to 5 years	81,802	-	422	77	82,147	2.13
After 5 to 10 years	75,289	-	588	90	75,787	2.63
After 10 years	25,819	-	4	93	25,730	2.40

Puerto Rico government
obligations:
After 5 to 10 years	4,000	-	245	-	4,245	5.12
After 10 years	4,280	-	-	1,324	2,956	6.97

United States and Puerto Rico
government obligations	327,042	-	1,273	1,902	326,413	2.09

Mortgage-backed securities (“MBS”):
Freddie Mac (“FHLMC”) certificates:
After 5 to 10 years	78,771	-	408	242	78,937	2.08
After 10 years	306,008	-	3,550	778	308,780	2.53
	384,779	-	3,958	1,020	387,717	2.44

Ginnie Mae (“GNMA”) certificates:
Due within one year	1	-	-	-	1	3.40
After 1 to 5 years	123	-	2	-	125	3.89
After 5 to 10 years	50,216	-	599	12	50,803	2.81
After 10 years	173,707	-	6,824	249	180,282	3.47
	224,047	-	7,425	261	231,211	3.32
Fannie Mae (“FNMA”) certificates:
After 1 to 5 years	19,784	-	468	-	20,252	2.79
After 5 to 10 years	148,192	-	1,527	683	149,036	2.13
After 10 years	543,355	-	8,333	1,092	550,596	2.65
	711,331	-	10,328	1,775	719,884	2.55
Collateralized mortgage obligations
issued or guaranteed by the FHLMC			`
and GNMA:
After 1 to 5 years	647	-	-	-	647	2.69
After 10 years	58,369	-	398	130	58,637	2.90
	59,016	-	398	130	59,284	2.89
Private label MBS:
After 10 years	16,971	5,417	-	-	11,554	4.07
Total MBS	1,396,144	5,417	22,109	3,186	1,409,650	2.68

Other
After 1 to 5 years	500	-	-	-	500	2.96

Total investment securities
available for sale	$1,723,686	$5,417	$23,382	$5,088	$1,736,563	2.56

	December 31, 2018
	Amortized cost	Noncredit Loss Component of OTTI Recorded in OCI	Gross Unrealized		Fair value
						Weighted-
			gains	losses		average yield%

(Dollars in thousands)

U.S. Treasury securities:
Due within one year	$7,489	$-	$-	$33	$7,456	1.29
U.S. government-sponsored
agencies' obligations:
Due within one year	191,531	-	-	1,908	189,623	1.28
After 1 to 5 years	184,851	-	203	2,249	182,805	2.07
After 5 to 10 years	195,750	-	286	1,674	194,362	2.95
After 10 years	34,627	-	-	217	34,410	2.68

Puerto Rico government
obligations:
After 5 to 10 years	4,000	-	128	-	4,128	5.12
After 10 years	4,185	-	-	1,361	2,824	6.97
United States and Puerto Rico
government obligations	622,433	-	617	7,442	615,608	2.18
MBS:

FHLMC certificates:
After 5 to 10 years	92,149	-	31	1,850	90,330	2.09
After 10 years	265,624	-	523	6,699	259,448	2.52
	357,773	-	554	8,549	349,778	2.41
GNMA certificates:
After 1 to 5 years	176	-	3	-	179	3.43
After 5 to 10 years	61,604	-	408	503	61,509	2.88
After 10 years	118,898	-	2,938	747	121,089	3.92
	180,678	-	3,349	1,250	182,777	3.56
FNMA certificates:
Due within one year	119	-	2	-	121	2.20
After 1 to 5 years	19,798	-	50	122	19,726	2.79
After 5 to 10 years	165,067	-	2	3,822	161,247	2.13
After 10 years	543,972	-	2,211	13,233	532,950	2.67
	728,956	-	2,265	17,177	714,044	2.55
Collateralized mortgage
obligations issued or guaranteed
by the FHLMC and GNMA:
After 1 to 5 years	6,530	-	1	18	6,513	3.15
After 10 years	59,020	-	474	60	59,434	3.22
	65,550	-	475	78	65,947	3.22

Private label MBS
After 10 years	19,340	5,426	-	-	13,914	4.89

Total MBS:	1,352,297	5,426	6,643	27,054	1,326,460	2.71
Other
After 1 to 5 years	500	-	-	-	500	2.96
Total investment securities
available for sale	$1,975,230	$5,426	$7,260	$34,496	$1,942,568	2.55

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

The following tables show the Corporation’s available-for-sale investments’ fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of September 30, 2019 and December 31, 2018. The tables also include debt securities for which an OTTI was recognized and only the amount related to a credit loss was recognized in earnings. For unrealized losses for which OTTI was recognized, the related credit loss was charged against the amortized cost basis of the debt security.

	As of September 30, 2019
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
(In thousands)
Debt securities:
Puerto Rico-government obligations	$-	$-	$2,956	$1,324	$2,956	$1,324
U.S. Treasury and U.S. government
agenciesʼ obligations	11,789	80	170,773	498	182,562	578
MBS:
FNMA	31,860	141	200,733	1,634	232,593	1,775
FHLMC	15,054	75	74,495	945	89,549	1,020
GNMA	66,515	151	27,640	110	94,155	261
Collateralized mortgage obligations
issued or guaranteed by the
FHLMC and GNMA	14,075	130	-	-	14,075	130
Private label MBS	-	-	11,554	5,417	11,554	5,417
	$139,293	$577	$488,151	$9,928	$627,444	$10,505

	As of December 31, 2018
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
(In thousands)
Debt securities:
Puerto Rico-government obligations	$-	$-	$2,824	$1,361	$2,824	$1,361
U.S. Treasury and U.S. government
agenciesʼ obligations	16,669	77	468,094	6,004	484,763	6,081
MBS:
FNMA	25,079	129	521,871	17,048	546,950	17,177
FHLMC	3,382	32	263,798	8,517	267,180	8,549
GNMA	3,364	15	57,535	1,235	60,899	1,250
Collateralized mortgage obligations
issued or guaranteed by the
FHLMC and GNMA	16,065	78	-	-	16,065	78
Private label MBS	-	-	13,914	5,426	13,914	5,426
	$64,559	$331	$1,328,036	$39,591	$1,392,595	$39,922

Assessment for OTTI

Debt securities issued by U.S. government agencies, U.S. government-sponsored entities (“GSEs”), and the U.S. Treasury accounted for approximately 99% of the total available-for-sale portfolio as of September 30, 2019, and no credit losses are expected, given the explicit and implicit guarantees provided by the U.S. federal government. The Corporation’s OTTI assessment was concentrated mainly on private label MBS, and on Puerto Rico government debt securities, for which credit losses are evaluated on a quarterly basis. The Corporation considered the following factors in determining whether a credit loss exists and the period over which the debt security is expected to recover:

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

•The level of cash flows generated from the underlying collateral, if any, supporting the principal and interest payments of the debt securities.

The Corporation recorded OTTI losses on available-for-sale debt securities as follows:

	Quarter Ended		Nine-Month Period Ended
	September 30,		September 30,
	2019	2018	2019	2018
(In thousands)
Total OTTI losses	$(557)	$-	$(557)	$-
Portion of OTTI recognized in OCI	60	-	60	-
Net impairment losses recognized in earnings (1)	$(497)	$-	$(497)	$-

(1)	Associated with credit losses on private label MBS.

The following tables summarize the roll-forward of credit losses on debt securities held by the Corporation for which a portion of an OTTI was also recognized in OCI as of the indicated dates:

	Cumulative OTTI credit losses recognized in earnings on securities still held
		Credit impairments
	June 30,	recognized in earnings on	September 30,
	2019	securities that have been	2019
	Balance	previously impaired	Balance
(In thousands)
Available-for-sale securities
Private label MBS	$6,842	$497	$7,339

	Cumulative OTTI credit losses recognized in earnings on securities still held
		Credit impairments
	December 31,	recognized in earnings on	September 30,
	2018	securities that have been	2019
	Balance	previously impaired	Balance
(In thousands)
Available-for-sale securities
Private label MBS	$6,842	$497	$7,339

	Cumulative OTTI credit losses recognized in earnings on securities still held
		Credit impairments
	June 30,	recognized in earnings	September 30,
	2018	on securities that have been	2018
	Balance	previously impaired	Balance
(In thousands)
Available-for-sale securities
Private label MBS	$6,792	$-	$6,792

	Cumulative OTTI credit losses recognized in earnings on securities still held
		Credit impairments
	December 31,	recognized in earnings	September 30,
	2017	on securities that have been	2018
	Balance	previously impaired	Balance
(In thousands)
Available-for-sale securities
Private label MBS	$6,792	$-	$6,792

As of September 30, 2019, the Corporation’s available-for-sale investment securities portfolio included bonds of the Puerto Rico Housing Finance Authority (“PRHFA”) at an amortized cost of $8.3 million (fair value - $7.2 million). Approximately $4.3 million (fair value - $3.0 million) of these bonds consist of a residential pass-through MBS issued by the PRHFA that is collateralized by certain second mortgages originated under a program launched by the Puerto Rico government in 2010. This bond was structured as a zero-coupon bond for the first ten years (up to July 2019). The underlying source of payment of this bond is second mortgage loans in Puerto Rico, not the central government, but PRHFA provides a guarantee in the event of default and subsequent foreclosure of the underlying property. Based on the quarterly analyses performed, management concluded that these obligations were not other-than-temporarily impaired as of September 30, 2019. In the event that the second mortgage loans insured by the PRHFA that serve as collateral for the aforementioned residential pass-through MBS default and the collateral is insufficient to satisfy the outstanding balance of this bond, PRHFA’s ability to honor its insurance will depend on, among other factors, the financial condition of PRHFA at the time such obligation become due and payable. A deterioration of the Puerto Rico economy or fiscal health of the PRHFA could further impact the value of these securities, resulting in losses to the Corporation. The Corporation does not have the intent to sell these debt securities prior to recovery of the amortized cost basis.

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

Based on the expected cash flows, and since the Corporation does not have the intention to sell the securities and has sufficient capital and liquidity to hold these securities until a recovery of the fair value occurs, only the credit loss component, if any, is reflected in earnings. Significant assumptions in the valuation of the private label MBS were as follows:

	As of			As of
	September 30, 2019			December 31, 2018
	Weighted	Range		Weighted	Range
	Average	Minimum	Maximum	Average	Minimum	Maximum

Discount rate	13.7%	13.7%	13.7%	14.5%	14.5%	14.5%
Prepayment rate	7.3%	6.2%	9.6%	11.4%	3.3%	20.9%
Projected Cumulative Loss Rate	3.1%	0.0%	7.8%	3.0%	0.0%	6.8%

Investments Held to Maturity

The amortized cost, gross unrecognized gains and losses, estimated fair value, weighted-average yield and contractual maturities of investment securities held to maturity as of September 30, 2019 and December 31, 2018 were as follows:

	September 30, 2019
	Amortized cost			Fair value
		Gross Unrecognized
(Dollars in thousands)		gains	losses		Weighted- average yield%

Puerto Rico Municipal Bonds:
Due within one year	$321	$-	$7	$314	6.07
After 1 to 5 years	8,264	-	628	7,636	5.40
After 5 to 10 years	56,512	-	6,817	49,695	5.94
After 10 years	73,579	-	15,781	57,798	5.66
Total investment securities
held to maturity	$138,676	$-	$23,233	$115,443	5.76

	December 31, 2018
	Amortized cost			Fair value
		Gross Unrecognized
(Dollars in thousands)		gains	losses		Weighted- average yield%

Puerto Rico Municipal Bonds:
After 1 to 5 years	$6,100	$-	$435	$5,665	4.79
After 5 to 10 years	53,016	-	5,360	47,656	6.00
After 10 years	85,699	-	13,362	72,337	5.86
Total investment securities
held to maturity	$144,815	$-	$19,157	$125,658	5.86

The following tables show the Corporation’s held-to-maturity investments’ fair value and gross unrecognized losses, aggregated by investment category and length of time that individual securities had been in a continuous unrecognized loss position, as of September 30, 2019 and December 31, 2018:

As of September 30, 2019
	Less than 12 months		12 months or more		Total
		Unrecognized		Unrecognized		Unrecognized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
(In thousands)
Debt securities:
Puerto Rico Municipal Bonds	$-	$-	$115,443	$23,233	$115,443	$23,233

As of December 31, 2018
	Less than 12 months		12 months or more		Total
		Unrecognized		Unrecognized		Unrecognized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
(In thousands)
Debt securities:
Puerto Rico Municipal Bonds	$-	$-	$125,658	$19,157	$125,658	$19,157

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

All of the Puerto Rico Municipal Bonds were performing and current as to scheduled contractual payments as of September 30, 2019. Approximately 70% of the held-to-maturity municipal bonds were issued by three of the largest municipalities in Puerto Rico. The vast majority of revenues of these three municipalities is independent of the Puerto Rico central government. These obligations typically are not issued in bearer form, nor are they registered with the SEC, and are not rated by external credit agencies. In most cases, these bonds have priority over the payment of operating costs and expenses of the municipality, which are required by law to levy special property taxes in such amounts as are required for the payment of all of their respective general obligation bonds and loans. The Corporation performs periodic credit quality reviews on these issuers. During the third quarter of 2019, the Corporation received scheduled principal payments amounting to approximately $6.0 million from these Puerto Rico Municipal Bonds. Based on the quarterly analysis performed, management concluded that no individual debt security held to maturity was other-than-temporarily impaired as of September 30, 2019.

During the second quarter of 2019, the PROMESA oversight board announced the designation of the Puerto Rico’s 78 municipalities as covered instrumentalities under PROMESA. Meanwhile, the latest fiscal plan certified by the PROMESA oversight board did not contemplate a restructuring of the debt of Puerto Rico’s municipalities, but the plan did call for the gradual elimination of budgetary subsidies provided to municipalities by the central government. Furthermore, municipalities are also likely to be affected by the negative economic and other effects resulting from expense, revenue or cash management measures taken by the Puerto Rico government to address its fiscal and liquidity shortfalls, or measures included in fiscal plans of other government entities, such as the fiscal plans of the Government Development Bank for Puerto Rico (“GDB”) and the Puerto Rico Electric Power Authority (“PREPA”). Given the uncertain effect that the negative fiscal situation of the Puerto Rico central government and the measures taken, or to be taken, by other government entities may have on municipalities, the Corporation cannot be certain whether impairment charges relating to these securities will be required in the future.

From time to time, the Corporation has securities held to maturity with an original maturity of three months or less that are considered cash and cash equivalents and are classified as money market investments in the consolidated statements of financial condition. As of September 30, 2019 and December 31, 2018, the Corporation had no outstanding securities held to maturity that were classified as cash and cash equivalents.

NOTE 7 – EQUITY SECURITIES

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

As of September 30, 2019 and December 31, 2018, the Corporation had investments in FHLB stock with a book value of $41.7 million and $41.9 million, respectively. Dividend income from FHLB stock for the quarters and nine-month periods ended September 30, 2019 and 2018 was $0.7 million and $2.0 million, respectively.

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

As of September 30, 2019 and December 31, 2018, the Corporation has equity securities with a readily determinable fair value of approximately $1.4 million and $0.4 million, respectively. During the quarter and nine-month period ended September 30, 2019, the Corporation recognized a marked-to-market loss of $2 thousand and a marked-to-market gain of $10 thousand associated with these securities, respectively, ($3 thousand and $13 thousand marked-to-market losses for the quarter and nine-month period ended September 30, 2018, respectively) recorded as part of Other non-interest income in the consolidated statements of income. In addition, the Corporation had other equity securities that do not have a readily-determinable fair value. The carrying value of such securities as of September 30, 2019 and December 31, 2018 was $2.1 million and $2.2 million, respectively.

NOTE 8 – LOANS HELD FOR INVESTMENT

The following provides information about the loan portfolio held for investment:

	As of September 30,	As of December 31,
	2019	2018
(In thousands)
Residential mortgage loans, mainly secured by first mortgages	$2,997,953	$3,163,208
Commercial loans:
Construction loans	108,862	79,429
Commercial mortgage loans	1,439,362	1,522,662
Commercial and Industrial loans (1)	2,222,496	2,148,111
Total commercial loans	3,770,720	3,750,202
Finance leases	391,373	333,536
Consumer loans	1,808,374	1,611,177
Loans held for investment	8,968,420	8,858,123
Allowance for loan and lease losses	(165,575)	(196,362)
Loans held for investment, net	$8,802,845	$8,661,761

(1)As of September 30, 2019 and December 31, 2018, includes $747.4 million and $796.8 million, respectively, of commercial loans that were secured by real estate but are not dependent upon the real estate for repayment.

Loans held for investment on which accrual of interest income had been discontinued were as follows:

	As of	As of
	September 30,	December 31,
(In thousands)	2019	2018
Nonaccrual loans:
Residential mortgage	$127,040	$147,287
Commercial mortgage	42,525	109,536
Commercial and Industrial	20,725	30,382
Construction:
Land	5,021	6,260
Construction-residential	1,337	2,102
Consumer:
Auto loans	10,511	11,212
Finance leases	1,340	1,329
Other consumer loans	7,728	7,865
Total nonaccrual loans held for investment (1)(2)(3)	$216,227	$315,973

(1)Excludes $6.9 million and $16.1 million of nonaccrual loans held for sale as of September 30, 2019 and December 31, 2018, respectively.

(2)Amount excludes purchased-credit impaired (“PCI”) loans with a carrying value of approximately $139.3 million and $146.6 million as of September 30, 2019 and December 31, 2018, respectively, primarily mortgage loans acquired from Doral Bank in the first quarter of 2015 and from Doral Financial in the second quarter of 2014, as further discussed below. These loans are not considered nonaccrual due to the application of the accretion method, under which these loans will accrete interest income over the remaining life of the loans using an estimated cash flow analysis.

(3)Nonaccrual loans exclude $399.4 million and $478.9 million of TDR loans that were in compliance with modified terms and in accrual status as of September 30, 2019 and December 31, 2018, respectively.

As of September 30, 2019, the recorded investment of residential mortgage loans collateralized by residential real estate property that were in the process of foreclosure amounted to $166.5 million, including $41.2 million of loans insured by the U.S. Federal Housing Administration (“FHA”) or guaranteed by the U.S. Veterans Administration (“VA”), and $19.1 million of PCI loans. The Corporation commences the foreclosure process on residential real estate loans when a borrower becomes 120 days delinquent in accordance with the requirements of the Consumer Financial Protection Bureau (“CFPB”). Foreclosure procedures and timelines vary depending on whether the property is located in a judicial or non-judicial state. Judicial states (i.e., Puerto Rico, Florida and the USVI) require the foreclosure to be processed through the state’s court while foreclosure in non-judicial states (i.e., the BVI) is processed without court intervention. Foreclosure timelines vary according to local jurisdiction law and investor guidelines. Occasionally, foreclosures may be delayed due to, among other reasons, mandatory mediations, bankruptcy, court delays and title issues.

The Corporation’s aging of the loans held for investment portfolio is as follows:
					Purchased Credit-Impaired Loans
	30-59 Days Past Due	60-89 Days Past Due	90 days or more Past Due (1)	Total Past Due			Total loans held for investment	90 days past due and still accruing
As of September 30, 2019
(In thousands)						Current
Residential mortgage:
FHA/VA government-guaranteed loans (2) (3) (4)	$-	$2,081	$86,121	$88,202	$-	$38,380	$126,582	$86,121
Other residential mortgage loans (2)(4)	-	67,554	143,044	210,598	135,922	2,524,851	2,871,371	16,004
Commercial:
Commercial and Industrial loans	26,214	475	27,351	54,040	-	2,168,456	2,222,496	6,626
Commercial mortgage loans (4)	16,761	781	45,575	63,117	3,330	1,372,915	1,439,362	3,050
Construction:
Land (4)	-	11	5,021	5,032	-	13,205	18,237	-
Construction-commercial	886	5,150	-	6,036	-	70,261	76,297	-
Construction-residential	-	-	1,337	1,337	-	12,991	14,328	-
Consumer:
Auto loans	33,759	6,748	10,511	51,018	-	1,037,032	1,088,050	-
Finance leases	6,150	1,232	1,340	8,722	-	382,651	391,373	-
Other consumer loans	8,596	5,625	12,089	26,310	-	694,014	720,324	4,361
Total loans held for investment	$92,366	$89,657	$332,389	$514,412	$139,252	$8,314,756	$8,968,420	$116,162

(1)Includes nonaccrual loans and accruing loans that were contractually delinquent 90 days or more (i.e., FHA/VA guaranteed loans and credit cards). Credit card loans continue to accrue finance charges and fees until charged-off at 180 days.

(2)It is the Corporation's policy to report delinquent residential mortgage loans insured by the FHA, guaranteed by the VA, and other government-insured loans as past-due loans 90 days and still accruing as opposed to nonaccrual loans since the principal repayment is insured. These balances include $40.1 million of residential mortgage loans insured by the FHA that were over 15 months delinquent, and were no longer accruing interest as of September 30, 2019, taking into consideration FHA interest curtailment process.

(3)As of September 30, 2019, includes $38.0 million of defaulted loans collateralizing GNMA securities for which the Corporation has an unconditional option (but not an obligation) to repurchase the defaulted loans.

(4)According to the Corporation's delinquency policy and consistent with the instructions for the preparation of the Consolidated Financial Statements for Bank Holding Companies (FR Y-9C) required by the Federal Reserve Board, residential mortgage, commercial mortgage, and construction loans are considered past due when the borrower is in arrears on two or more monthly payments. FHA/VA government-guaranteed loans, other residential mortgage loans, commercial mortgage loans, and land loans past due 30-59 days as of September 30, 2019 amounted to $6.2 million, $107.8 million, $3.9 million, and $0.1 million respectively.

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

The Corporation’s commercial and construction loans credit quality indicators as of September 30, 2019 and December 31, 2018 are summarized below:

	Commercial Credit Exposure - Credit Risk Profile Based on Creditworthiness Category:
		Substandard	Doubtful	Loss	Total Criticized Asset (1)	Total Portfolio
September 30, 2019	Special Mention
(In thousands)
Commercial mortgage	$8,739	$205,520	$-	$-	$214,259	$1,439,362
Construction:
Land	-	5,938	-	-	5,938	18,237
Construction - commercial	6,036	-	-	-	6,036	76,297
Construction - residential	-	1,337	-	-	1,337	14,328
Commercial and Industrial	15,159	32,680	2,405	250	50,494	2,222,496

	Commercial Credit Exposure - Credit Risk Profile Based on Creditworthiness Category:
		Substandard	Doubtful	Loss	Total Criticized Asset (1)	Total Portfolio
December 31, 2018	Special Mention
(In thousands)
Commercial mortgage	$172,260	$276,935	$1,701	$-	$450,896	$1,522,662
Construction:
Land	-	7,407	-	-	7,407	20,313
Construction - commercial	-	-	-	-	-	47,965
Construction - residential	-	2,102	-	-	2,102	11,151
Commercial and Industrial	85,557	45,274	6,114	396	137,341	2,148,111

(1)Excludes a nonaccrual commercial mortgage loan held for sale of $6.9 million as of September 30, 2019 and $16.1 million of nonaccrual loans held for sale ($11.4 million commercial mortgage, $3.0 million construction-commercial, and $1.7 million commercial and industrial) as of December 31, 2018.

The Corporation considers a loan as a criticized asset if its risk rating is Special Mention, Substandard, Doubtful or Loss. These categories are defined as follows:

Special Mention – A Special Mention asset has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the Corporation’s credit position at some future date. Special Mention assets are not adversely classified and do not expose the Corporation to sufficient risk to warrant adverse classification.

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

The Corporation has a Loan Review Group which reports directly to the Corporation’s Risk Management Committee and administratively to the Chief Risk Officer and performs annual comprehensive credit process reviews of the Bank’s commercial portfolios. This group evaluates the credit risk profile of portfolios, including the assessment of the risk rating representative of the current credit quality of the loans, and the evaluation of collateral documentation. The monitoring performed by this group contributes to the assessment of compliance with credit policies and underwriting standards, the determination of the current level of credit risk, the evaluation of the effectiveness of the credit management process and the identification of any deficiency that may arise in the credit-granting process. Based on its findings, the Loan Review Group recommends corrective actions, if necessary, that help in maintaining a sound credit process. The Loan Review Group reports the results of the credit process reviews to the Risk Management Committee of the Corporation’s Board of Directors.

The Corporation’s consumer and residential loans credit quality indicators as of September 30, 2019 and December 31, 2018 are summarized below:

	Consumer Credit Exposure - Credit Risk Profile Based on Payment Activity
	Residential Real Estate		Consumer
September 30, 2019	FHA/VA/ Guaranteed (1)	Other residential loans	Auto	Finance Leases	Other Consumer
(In thousands)
Performing	$126,582	$2,608,409	$1,077,539	$390,033	$712,596
Purchased Credit-Impaired (2)	-	135,922	-	-	-
Nonaccrual	-	127,040	10,511	1,340	7,728
Total	$126,582	$2,871,371	$1,088,050	$391,373	$720,324

	Consumer Credit Exposure - Credit Risk Profile Based on Payment Activity
	Residential Real Estate		Consumer
December 31, 2018	FHA/VA/ Guaranteed (1)	Other residential loans	Auto	Finance Leases	Other Consumer
(In thousands)
Performing	$147,205	$2,725,540	$935,264	$332,207	$656,836
Purchased Credit-Impaired (2)	-	143,176	-	-	-
Nonaccrual	-	147,287	11,212	1,329	7,865
Total	$147,205	$3,016,003	$946,476	$333,536	$664,701

(1)It is the Corporation's policy to report delinquent residential mortgage loans insured by the FHA, guaranteed by the VA, and other government-insured loans as 90 days past-due loans and still accruing as opposed to nonaccrual loans since the principal repayment is insured. This balance includes $40.1 million and $51.4 million of residential mortgage loans insured by the FHA that were over 15 months delinquent, and were no longer accruing interest as of September 30, 2019 and December 31, 2018, respectively, taking into consideration the FHA interest curtailment process.

(2)PCI loans are excluded from nonaccrual statistics due to the application of the accretion method, under which these loans accrete interest income over the remaining life of the loans using estimated cash flow analyses.

The following tables present, as of the indicated dates, information about impaired loans held for investment, excluding PCI loans, which are reported separately, as discussed below:

Impaired Loans

				Impaired Loans
	Impaired Loans - With a Related Specific Allowance			With No Related Specific Allowance		Impaired Loans Total

	Recorded Investment (1)	Unpaid Principal Balance	Related Specific Allowance	Recorded Investment (1)	Unpaid Principal Balance	Recorded Investment (1)	Unpaid Principal Balance	Related Specific Allowance
(In thousands)
As of September 30, 2019

FHA/VA-Guaranteed loans	$-	$-	$-	$-	$-	$-	$-	$-
Other residential mortgage loans	271,042	295,465	17,411	110,826	156,829	381,868	452,294	17,411
Commercial:
Commercial mortgage loans	34,583	44,254	6,962	45,395	49,725	79,978	93,979	6,962
Commercial and Industrial loans	51,341	87,027	7,520	27,922	32,854	79,263	119,881	7,520
Construction:
Land	2,087	2,431	533	1,943	2,567	4,030	4,998	533
Construction-commercial	-	-	-	-	-	-	-	-
Construction-residential	519	519	11	956	1,531	1,475	2,050	11
Consumer:
Auto loans	15,434	15,407	3,576	104	194	15,538	15,601	3,576
Finance leases	1,603	1,797	66	-	-	1,603	1,797	66
Other consumer loans	8,545	9,569	919	1,070	1,971	9,615	11,540	919
	$385,154	$456,469	$36,998	$188,216	$245,671	$573,370	$702,140	$36,998
(1) Excludes accrued interest receivable.

				Impaired Loans
	Impaired Loans - With a Related Specific Allowance			With No Related Specific Allowance		Impaired Loans Total

	Recorded Investment (1)	Unpaid Principal Balance	Related Specific Allowance	Recorded Investment (1)	Unpaid Principal Balance	Recorded Investment (1)	Unpaid Principal Balance	Related Specific Allowance
(In thousands)
As of December 31, 2018

FHA/VA-Guaranteed loans	$-	$-	$-	$-	$-	$-	$-	$-
Other residential mortgage loans	293,494	325,897	19,965	110,238	148,920	403,732	474,817	19,965
Commercial:
Commercial mortgage loans	184,068	201,116	17,684	43,358	49,253	227,426	250,369	17,684
Commercial and Industrial loans	61,162	76,027	9,693	30,030	48,085	91,192	124,112	9,693
Construction:
Land	2,444	2,923	552	2,431	2,927	4,875	5,850	552
Construction-commercial	-	-	-	-	-	-	-	-
Construction-residential	1,718	2,370	208	-	-	1,718	2,370	208
Consumer:
Auto loans	17,781	17,781	3,689	250	250	18,031	18,031	3,689
Finance leases	1,914	1,914	102	22	22	1,936	1,936	102
Other consumer loans	9,291	10,066	2,083	2,068	2,750	11,359	12,816	2,083
	$571,872	$638,094	$53,976	$188,397	$252,207	$760,269	$890,301	$53,976
(1) Excludes accrued interest receivable.

	Average Recorded Investment (1)	Interest Income on Accrual Basis	Interest Income on Cash Basis	Total Interest Income
(In thousands)
For the quarter ended September 30, 2019

FHA/VA-Guaranteed loans	$-	$-	$-	$-
Other residential mortgage loans	383,960	4,258	213	4,471
Commercial:
Commercial mortgage loans	80,966	690	24	714
Commercial and Industrial loans	80,879	932	19	951
Construction:
Land	4,218	18	5	23
Construction-commercial	-	-	-	-
Construction-residential	1,476	11	-	11
Consumer:
Auto loans	16,133	283	-	283
Finance leases	1,666	38	-	38
Other consumer loans	9,898	196	38	234
	$579,196	$6,426	$299	$6,725
(1) Excludes accrued interest receivable.

	Average Recorded Investment (1)	Interest Income on Accrual Basis	Interest Income on Cash Basis	Total Interest Income
(In thousands)
For the quarter ended September 30, 2018

FHA/VA-Guaranteed loans	$-	$-	$-	$-
Other residential mortgage loans	411,393	4,641	410	5,051
Commercial:
Commercial mortgage loans	244,802	2,198	656	2,854
Commercial and Industrial loans	98,903	557	2	559
Construction:
Land	5,204	23	5	28
Construction-commercial	-	-	-	-
Construction-residential	1,766	-	-	-
Consumer:
Auto loans	19,479	362	-	362
Finance leases	1,444	27	-	27
Other consumer loans	11,925	274	53	327
	$794,916	$8,082	$1,126	$9,208
(1) Excludes accrued interest receivable.

	Average Recorded Investment (1)	Interest Income on Accrual Basis	Interest Income on Cash Basis	Total Interest Income
(In thousands)
Nine-month Period Ended September 30, 2019

FHA/VA-Guaranteed loans	$-	$-	$-	$-
Other residential mortgage loans	387,732	12,874	690	13,564
Commercial:
Commercial mortgage loans	83,156	2,047	125	2,172
Commercial and Industrial loans	85,027	2,803	91	2,894
Construction:
Land	4,390	55	23	78
Construction-commercial	-	-	-	-
Construction-residential	1,485	13	-	13
Consumer:
Auto loans	17,196	869	-	869
Finance leases	1,847	106	-	106
Other consumer loans	10,535	621	115	736
	$591,368	$19,388	$1,044	$20,432
(1) Excludes accrued interest receivable.

	Average Recorded Investment (1)	Interest Income on Accrual Basis	Interest Income on Cash Basis	Total Interest Income
(In thousands)
Nine-Month Period Ended September 30, 2018

FHA/VA-Guaranteed loans	$-	$-	$-	$-
Other residential mortgage loans	415,561	13,369	1,080	14,449
Commercial:
Commercial mortgage loans	248,919	2,775	2,038	4,813
Commercial and Industrial loans	102,410	1,438	6	1,444
Construction:
Land	5,260	70	20	90
Construction-commercial	-	-	-	-
Construction-residential	1,765	-	-	-
Consumer:
Auto loans	20,527	1,122	-	1,122
Finance leases	1,582	84	-	84
Other consumer loans	12,353	754	127	881
	$808,377	$19,612	$3,271	$22,883
(1) Excludes accrued interest receivable.

The following tables show the activity for impaired loans for the quarters and nine-month periods ended September 30, 2019 and 2018:

	Quarter Ended		Nine-Month Period Ended
	September 30,		September 30,
	2019	2018	2019	2018
(In thousands)
Impaired Loans:
Balance at beginning of period	$711,828	$740,134	$760,269	$790,308
Loans determined impaired during the period	9,912	119,064	32,267	214,745
Charge-offs (1) (2)	(4,443)	(18,035)	(33,491)	(48,455)
Loans sold, net of charge-offs	-	-	-	(4,121)
Increases to existing impaired loans	125	128	1,740	7,203
Foreclosures	(5,888)	(8,293)	(18,822)	(27,745)
Loans no longer considered impaired	(1,378)	(1,146)	(2,081)	(5,086)
Loans transferred to held for sale	-	(16,839)	-	(74,052)
Paid in full, partial payments and other (3)	(136,786)	(27,003)	(166,512)	(64,787)
Balance at end of period	$573,370	$788,010	$573,370	$788,010

(1)For the quarter ended September 30, 2018, includes charge-offs totaling $12.5 million associated with $17.2 million in nonaccrual loans transferred to held for sale in the third quarter of 2018.

(2)For the nine-month period ended September 30, 2018, includes charge-offs totaling $22.2 million associated with $74.4 million in nonaccrual loans transferred to held for sale during the first nine-months of 2018

(3)For the quarter and nine-month period ended September 30, 2019, includes the payoff of two large commercial mortgage loans totaling $123.9 million.

PCI Loans

The Corporation acquired PCI loans accounted for under ASC Topic 310-30, “Receivables – Loans and Debt Securities Acquired with Deteriorated Credit Quality” (“ASC Topic 310-30”), as part of a transaction that closed on February 27, 2015 in which FirstBank acquired 10 Puerto Rico branches of Doral Bank, acquired certain assets, including PCI loans, and assumed deposits, through an alliance with Banco Popular of Puerto Rico, which was the successful lead bidder with the FDIC on the failed Doral Bank, as well as other co-bidders. The Corporation also acquired PCI loans in previously completed asset acquisitions that are accounted for under ASC Topic 310-30. These previous transactions include the acquisition from Doral Financial in the second quarter of 2014 of all of its rights, title and interest in first and second residential mortgage loans in full satisfaction of secured borrowings owed by such entity to FirstBank.

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

The carrying amounts of PCI loans were as follows:
	As of
	September 30,	December 31,
	2019	2018
(In thousands)
Residential mortgage loans	$135,922	$143,176
Commercial mortgage loans	3,330	3,464
Total PCI loans	$139,252	$146,640
Allowance for loan losses	(11,434)	(11,354)
Total PCI loans, net of allowance for loan losses	$127,818	$135,286

The following tables present PCI loans by past due status as of September 30, 2019 and December 31, 2018:

As of September 30, 2019	30-59 Days	60-89 Days	90 days or more	Total Past Due		Total PCI loans
					Current
(In thousands)
Residential mortgage loans	$-	$8,495	$25,179	$33,674	$102,248	$135,922
Commercial mortgage loans	-	-	2,523	2,523	807	3,330
Total (1)	$-	$8,495	$27,702	$36,197	$103,055	$139,252

As of December 31, 2018	30-59 Days	60-89 Days	90 days or more	Total Past Due		Total PCI loans
					Current
(In thousands)
Residential mortgage loans	$-	$6,979	$26,932	$33,911	$109,265	$143,176
Commercial mortgage loans	-	-	2,512	2,512	952	3,464
Total (1)	$-	$6,979	$29,444	$36,423	$110,217	$146,640

(1)According to the Corporation's delinquency policy and consistent with the instructions for the preparation of the Consolidated Financial Statements for Bank Holding Companies (FR Y-9C) required by the Federal Reserve Board, residential mortgage and commercial mortgage loans are considered past due when the borrower is in arrears two or more monthly payments. PCI residential mortgage loans past due 30-59 days as of September 30, 2019 and December 31, 2018, amounted to $11.4 million and $11.6 million, respectively. No PCI commercial mortgage loans were 30-59 days past due as of September 30, 2019 and December 31, 2018.

Initial Fair Value and Accretable Yield of PCI Loans

At acquisition of the PCI loans, the Corporation estimated the cash flows the Corporation expected to collect on the loans. Under the accounting guidance for PCI loans, the difference between the contractually required payments and the cash flows expected to be collected at acquisition is referred to as the non-accretable difference. This difference is neither accreted into income nor recorded on the Corporation’s consolidated statements of financial condition. The excess of cash flows expected to be collected over the estimated fair value is referred to as the accretable yield and is recognized in interest income over the remaining life of the loans, using the effective-yield method.

Changes in Accretable Yield of Acquired PCI Loans

Subsequent to the acquisition of PCI loans, the Corporation is required to periodically evaluate its estimate of cash flows expected to be collected. These evaluations, performed quarterly, require the continued use of key assumptions and estimates, similar to the initial estimate of fair value. Subsequent changes in the estimated cash flows expected to be collected may result in changes in the accretable yield and non-accretable difference or reclassifications from non-accretable yield to accretable yield. Increases in the cash flows expected to be collected will generally result in an increase in interest income over the remaining life of the loan or pool of loans. Decreases in expected cash flows due to further credit deterioration will generally result in an impairment charge recognized in the Corporation’s provision for loan and lease losses, resulting in an increase to the allowance for loan and lease losses. As of each September 30, 2019 and December 31, 2018, the reserve related to PCI loans amounted to $11.4 million.

Changes in the accretable yield of PCI loans for the quarters and nine-month periods ended September 30, 2019 and 2018 were as follows:

	Quarter Ended		Nine-Month Period Ended
	September 30,	September 30,	September 30,	September 30,
	2019	2018	2019	2018
(In thousands)
Balance at beginning of period	$88,695	$98,489	$93,493	$103,682
Accretion recognized in earnings	(2,309)	(2,524)	(7,107)	(7,717)
Balance at end of period	$86,386	$95,965	$86,386	$95,965

Changes in the carrying amount of PCI loans accounted for pursuant to ASC Topic 310-30 were as follows:
	Quarter Ended		Nine-Month Period Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
(In thousands)
Balance at beginning of period	$141,706	$152,242	$146,640	$158,174
Accretion	2,309	2,524	7,107	7,717
Collections	(3,652)	(4,835)	(11,752)	(12,590)
Foreclosures	(1,111)	(809)	(2,743)	(4,179)
Ending balance	$139,252	$149,122	$139,252	$149,122
Allowance for loan losses	(11,434)	(11,354)	(11,434)	(11,354)
Ending balance, net of allowance for loan losses	$127,818	$137,768	$127,818	$137,768

Changes in the allowance for loan losses related to PCI loans were as follows:

	Quarter Ended		Nine-Month Period Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
(In thousands)
Balance at beginning of period	$11,434	$11,354	$11,354	$11,251
Provision for loan losses	-	-	80	103
Balance at the end of period	$11,434	$11,354	$11,434	$11,354

The outstanding principal balance of PCI loans, including amounts charged off by the Corporation, amounted to $171.5 million as of September 30, 2019 (compared to - $181.1 million as of December 31, 2018).

Purchases and Sales of Loans

During the first nine months of 2019, the Corporation purchased $13.4 million of residential mortgage loans as part of a strategic program to purchase ongoing residential mortgage loan production from mortgage bankers in Puerto Rico. In general, the loans purchased from mortgage bankers were conforming residential mortgage loans. Purchases of conforming residential mortgage loans provide the Corporation the flexibility to retain or sell the loans, including through securitization transactions, depending upon the Corporation’s interest rate risk management strategies. When the Corporation sells such loans, it generally keeps the servicing of the loans.

In the ordinary course of business, the Corporation sells residential mortgage loans (originated or purchased) to GNMA and GSEs, such as FNMA and FHLMC, which generally securitize the transferred loans into MBS for sale into the secondary market. During the first nine months of 2019, the Corporation sold $173.4 million of FHA/VA mortgage loans to GNMA, which packaged them into MBS. Also, during the first nine months of 2019, the Corporation sold approximately $93.8 million of performing residential mortgage loans to FNMA and FHLMC. The Corporation’s continuing involvement in these sold loans consists primarily of servicing the loans. In addition, the Corporation agreed to repurchase loans if it breaches any of the representations and warranties included in the sale agreement. These representations and warranties are consistent with the GSEs’ selling and servicing guidelines (i.e., ensuring that the mortgage was properly underwritten according to established guidelines).

For loans sold to GNMA, the Corporation holds an option to repurchase individual delinquent loans issued on or after January 1, 2003 when the borrower fails to make any payment for three consecutive months. This option gives the Corporation the ability, but not the obligation, to repurchase the delinquent loans at par without prior authorization from GNMA.

Under ASC Topic 860, “Transfer and Servicing,” once the Corporation has the unilateral ability to repurchase the delinquent loan, it is considered to have regained effective control over the loan and is required to recognize the loan and a corresponding repurchase liability on the balance sheet regardless of the Corporation’s intent to repurchase the loan. As of September 30, 2019 and December 31, 2018, rebooked GNMA delinquent loans included in the residential mortgage loan portfolio amounted to $38.0 million and $43.6 million, respectively.

During the first nine months of 2019 and 2018, the Corporation repurchased, pursuant to its repurchase option with GNMA, $22.5 million and $11.0 million, respectively, of loans previously sold to GNMA. The principal balance of these loans is fully guaranteed and the risk of loss related to the repurchased loans is generally limited to the difference between the delinquent interest payment advanced to GNMA, which is computed at the loan’s interest rate, and the interest payments reimbursed by FHA, which are computed at a pre-determined debenture rate. Repurchases of GNMA loans allow the Corporation, among other things, to maintain acceptable delinquency rates on outstanding GNMA pools and remain as a seller and servicer in good standing with GNMA. Historically, losses for violations of representations and warranties, and on optional repurchases of GNMA delinquent loans, have been immaterial and no provision has been made at the time of sale.

Loan sales to FNMA and FHLMC are without recourse in relation to the future performance of the loans. The Corporation repurchased at par loans previously sold to FNMA and FHLMC in the amount of $64 thousand and $0.1 million during the first nine months of 2019 and 2018, respectively. The Corporation’s risk of loss with respect to these loans is also minimal as these repurchased loans are generally performing loans with documentation deficiencies.

In addition, during the first nine months of 2019, the Corporation sold $4.8 million in nonaccrual commercial loans held for sale. Also, during the first nine months of 2019, the Corporation sold three commercial and industrial loan participations in Puerto Rico totaling $48.2 million.

During the first nine months of 2018, the Corporation purchased a $21.4 million commercial and industrial loan participation. Also, during the first nine months of 2018, the Corporation sold a $5.6 million commercial and industrial adversely-classified loan in Puerto Rico, recording a charge-off of $1.3 million, a $9.2 million commercial and industrial loan participation in the Florida region, and $34.9 million in nonaccrual commercial and construction loans in Puerto Rico.

Loan Portfolio Concentration

The Corporation’s primary lending area is Puerto Rico. The Corporation’s banking subsidiary, FirstBank, also lends in the USVI and BVI markets and in the United States (principally in the state of Florida). Of the total gross loans held for investment of $9.0 billion as of September 30, 2019, credit risk concentration was approximately 74% in Puerto Rico, 21% in the United States, and 5% in the USVI and BVI.

As of September 30, 2019, the Corporation had $57.8 million outstanding in loans extended to the Puerto Rico government, its municipalities and public corporations, compared to $61.6 million as of December 31, 2018. Approximately $43.8 million of the outstanding loans as of September 30, 2019 consisted of loans extended to municipalities in Puerto Rico, which in most cases are supported by assigned property tax revenues. The vast majority of revenues of the municipalities included in the Corporation’s loan portfolio are independent of the Puerto Rico central government. These municipalities are required by law to levy special property taxes in such amounts as are required for the payment of all of their respective general obligation bonds and notes. Late in 2015, the GDB and the Municipal Revenue Collection Center (“CRIM”) signed and perfected a deed of trust. Through this deed, the GDB, as fiduciary, is bound to keep the CRIM funds separate from any other deposits and must distribute the funds pursuant to applicable law. The CRIM funds are deposited at another commercial depository financial institution in Puerto Rico. In addition to loans extended to municipalities, the Corporation’s exposure to the Puerto Rico government as of September 30, 2019 included a $14.0 million loan granted to an affiliate of PREPA.

In addition, as of September 30, 2019, the Corporation had $108.0 million in exposure to residential mortgage loans that are guaranteed by the PRHFA, compared to $112.1 million as of December 31, 2018. Residential mortgage loans guaranteed by the PRHFA are secured by the underlying properties and the guarantees serve to cover shortfalls in collateral in the event of a borrower default. The Puerto Rico government guarantees up to $75 million of the principal under the mortgage loan insurance program. According to the most recently-released audited financial statements of the PRHFA, as of June 30, 2016, the PRHFA’s mortgage loans insurance program covered loans in an aggregate of approximately $576 million. The regulations adopted by the PRHFA require the establishment of adequate reserves to guarantee the solvency of the mortgage loan insurance fund. As of June 30, 2016, the most recent date as to which information is available, the PRHFA had a restricted net position for such purposes of approximately $77.4 million.

The Corporation also has credit exposure to USVI government entities. As of September 30, 2019, the Corporation had $61.1 million in loans to USVI government instrumentalities and public corporations, compared to $55.8 million as of December 31, 2018. Of the amount outstanding as of September 30, 2019, public corporations of the USVI owed approximately $37.9 million and an independent instrumentality of the USVI government owed approximately $23.2 million. As of September 30, 2019, all loans were currently performing and up to date on principal and interest payments.

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

Troubled Debt Restructurings

The Corporation provides homeownership preservation assistance to its customers through a loss mitigation program in Puerto Rico that is similar to the U.S. government’s Home Affordable Modification Program guidelines. Depending upon the nature of borrowers’ financial condition, restructurings or loan modifications through this program, as well as other restructurings of individual commercial, commercial mortgage, construction, and residential mortgage loans, fit the definition of a TDR. A restructuring of a debt constitutes a TDR if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. Modifications involve changes in one or more of the loan terms that bring a defaulted loan current and provide sustainable affordability. Changes may include, among others, the extension of the maturity of the loan and modifications of the loan rate. As of September 30, 2019, the Corporation’s total TDR loans held for investment of $495.8 million consisted of $320.7 million of residential mortgage loans, $68.4 million of commercial and industrial loans, $75.8 million of commercial mortgage loans, $4.4 million of construction loans, and $26.4 million of consumer loans. Outstanding unfunded commitments on TDR loans amounted to $1.7 million as of September 30, 2019.

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

Prior to permanently modifying a loan, the Corporation may enter into trial modifications with certain borrowers. Trial modifications generally represent a six-month period during which the borrower makes monthly payments under the anticipated modified payment terms prior to a formal modification. Upon successful completion of a trial modification, the Corporation and the borrower enter into a permanent modification. TDR loans that are participating in or that have been offered a binding trial modification are classified as TDRs when the trial offer is made and continue to be classified as TDRs regardless of whether the borrower enters into a permanent modification. As of September 30, 2019, the Corporation classified as TDRs an additional $2.7 million of residential mortgage loans that were participating in or had been offered a trial modification.

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

In addition, the Corporation extends, renews, and restructures loans with satisfactory credit profiles. Many commercial loan facilities are structured as lines of credit, which generally have one-year terms and, therefore, are required to be renewed annually. Other facilities may be restructured or extended from time to time based upon changes in the borrower’s business needs, use of funds, and timing of completion of projects, and other factors. If the borrower is not deemed to have financial difficulties, extensions, renewals, and restructurings are done in the normal course of business and not considered to be concessions, and the loans continue to be recorded as performing.

Selected information on all of the Corporation's TDR loans held for investment based on the recorded investment by loan class and modification type is summarized in the following tables as of the indicated dates. This information reflects all of the Corporation's TDRs held for investment:

	As of September 30, 2019
	Interest rate below market	Maturity or term extension	Combination of reduction in interest rate and extension of maturity	Forgiveness of principal and/or interest	Forbearance Agreement	Other (1)	Total
(In thousands)
Troubled Debt Restructurings:
Non - FHA/VA residential mortgage loans	$20,686	$11,751	$226,625	$-	$143	$61,522	$320,727
Commercial Mortgage loans (2)	3,840	1,788	41,741	24	19,919	8,488	75,800
Commercial and Industrial loans	603	16,939	12,337	151	699	37,713	68,442
Construction loans:
Land	25	2,022	1,630	-	-	243	3,920
Construction-commercial	-	-	-	-	-	-	-
Construction-residential	-	519	-	-	-	-	519
Consumer loans - Auto	-	1,061	8,262	-	-	6,215	15,538
Finance leases	-	49	1,216	-	-	338	1,603
Consumer loans - Other	1,484	1,360	4,990	231	-	1,224	9,289
Total Troubled Debt Restructurings	$26,638	$35,489	$296,801	$406	$20,761	$115,743	$495,838

(1)Other concessions granted by the Corporation include deferral of principal and/or interest payments for a period longer than what would be considered insignificant, payment plans under judicial stipulation, or a combination of the concessions listed in the table.

(2)Excludes commercial mortgage TDR loans held for sale amounting to $6.9 million as of September 30, 2019.

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

(2)Excludes commercial mortgage TDR loans held for sale amounting to $11.1 million as of December 31, 2018.

(3)Excludes commercial and industrial TDR loans held for sale amounting to $0.9 million as of December 31, 2018.

The following table presents the Corporation's TDR loans held for investment activity:

	Quarter Ended		Nine-Month Period Ended
	September 30,		September 30,
	2019	2018	2019	2018
(In thousands)
Beginning balance of TDRs	$582,389	$557,196	$582,647	$587,219
New TDRs	22,111	107,357	54,531	164,004
Increases to existing TDRs	125	78	1,647	6,924
Charge-offs post modification (1) (2)	(2,505)	(7,549)	(7,418)	(25,336)
Foreclosures	(2,716)	(4,898)	(9,637)	(15,700)
TDRs transferred to held for sale, net of charge-off	-	(4,541)	-	(34,541)
Paid-off, partial payments and other (3)	(103,566)	(21,923)	(125,932)	(56,850)
Ending balance of TDRs	$495,838	$625,720	$495,838	$625,720

(1)For the quarter ended September 30, 2018 includes charge-offs of $3.4 million associated with $4.5 million commercial loans transferred to held for sale.

(2)For the nine-month period ended September 30, 2018 includes charge-offs of $8.5 million associated with $34.5 million of commercial and construction loans transferred to held for sale.

(3)For the quarter and nine-month period ended September 30, 2019, includes the payoff of a $92.4 million commercial mortgage loan.

TDR loans are classified as either accrual or nonaccrual loans. Loans in accrual status may remain in accrual status when their contractual terms have been modified in a TDR if the loans had demonstrated performance prior to the restructuring and payment in full under the restructured terms is expected. Otherwise, loans on nonaccrual status and restructured as a TDR will remain on nonaccrual status until the borrower has proven the ability to perform under the modified structure, generally for a minimum of six months, and there is evidence that such payments can, and are likely to, continue as agreed. Performance prior to the restructuring, or significant events that coincide with the restructuring, are included in assessing whether the borrower can meet the new terms and may result in the loan being returned to accrual status at the time of the restructuring or after a shorter performance period. If the borrower’s ability to meet the revised payment schedule is uncertain, the loan remains classified as a nonaccrual loan. Loan modifications increase the Corporation’s interest income by returning a nonaccrual loan to performing status, if applicable, increase cash flows by providing for payments to be made by the borrower, and limit increases in foreclosure and OREO costs. A TDR loan that specifies an interest rate that at the time of the restructuring is greater than or equal to the rate the Corporation is willing to accept for a new loan with comparable risk may not be reported as a TDR or an impaired loan in the calendar years subsequent to the restructuring, if it is in compliance with its modified terms. The Corporation did not remove any loans from the TDR classification during the first nine months of 2019 and 2018, other than a $9.9 million loan refinanced at market terms as the borrower was no longer experiencing financial difficulties and the refinancing does not contain any concession to the borrower. This refinancing was included as part of “Paid-off, partial payments and other” in the above table for the quarter and nine-month period ended September 2018.

The following tables provide a breakdown of the TDR loans held for investment by those in accrual and nonaccrual status as of the indicated dates:

	As of September 30, 2019

	Accrual	Nonaccrual (1)	Total TDRs
(In thousands)
Non-FHA/VA residential mortgage loans	$266,592	$54,135	$320,727
Commercial mortgage loans (2)	50,045	25,755	75,800
Commercial and Industrial loans	62,041	6,401	68,442
Construction loans:
Land	849	3,071	3,920
Construction-commercial	-	-	-
Construction-residential	519	-	519
Consumer loans - Auto	9,452	6,086	15,538
Finance leases	1,599	4	1,603
Consumer loans - Other	8,327	962	9,289
Total Troubled Debt Restructurings	$399,424	$96,414	$495,838

(1)Included in nonaccrual loans are $20.5 million in loans that are performing under the terms of the restructuring agreement but are reported in nonaccrual status until the restructured loans meet the criteria of sustained payment performance under the revised terms for reinstatement to accrual status and are deemed fully collectible.

(2)Excludes commercial mortgage TDR loans held for sale amounting to $6.9 million as of September 30, 2019.

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

TDR loans exclude restructured residential mortgage loans that are government-guaranteed (e.g., FHA/VA loans) totaling $60.4 million as of September 30, 2019 (compared with $60.5 million as of December 31, 2018). The Corporation excludes FHA/VA guaranteed loans from TDR loan statistics given that, in the event that the borrower defaults on the loan, the principal and interest (at the specified debenture rate) are guaranteed by the U.S. government; therefore, the risk of loss on these types of loans is very low. The Corporation does not consider loans with U.S. federal government guarantees to be impaired loans for the purpose of calculating the allowance for loan and lease losses.

Loan modifications that are considered TDR loans completed during the quarters and nine-month periods ended September 30, 2019 and 2018 were as follows:

	Quarter Ended September 30, 2019
	Number of contracts	Pre-modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(Dollars in thousands)
Troubled Debt Restructurings:
Non-FHA/VA residential mortgage loans	21	$2,233	$2,115
Commercial mortgage loans	5	17,344	17,282
Commercial and Industrial loans	1	236	236
Construction loans:
Land	-	-	-
Consumer loans - Auto	70	1,205	1,206
Finance leases	12	202	202
Consumer loans - Other	263	1,048	1,070
Total Troubled Debt Restructurings	372	$22,268	$22,111

	Nine-Month Period Ended September 30, 2019
	Number of contracts	Pre-modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(Dollars in thousands)
Troubled Debt Restructurings:
Non-FHA/VA residential mortgage loans	87	$9,585	$9,280
Commercial mortgage loans	11	40,374	38,136
Commercial and Industrial loans	7	439	438
Construction loans:
Land	4	118	117
Consumer loans - Auto	208	3,327	3,294
Finance leases	33	646	643
Consumer loans - Other	585	2,581	2,623
Total Troubled Debt Restructurings	935	$57,070	$54,531

	Quarter Ended September 30, 2018
	Number of contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(Dollars in thousands)
Troubled Debt Restructurings:
Non-FHA/VA residential mortgage loans	27	$6,316	$5,729
Commercial mortgage loans	4	96,088	95,867
Commercial and Industrial loans	2	2,800	2,786
Construction loans:
Land	-	-	-
Construction-residential	1	587	558
Consumer loans - Auto	74	1,281	1,281
Finance leases	5	82	80
Consumer loans - Other	198	1,038	1,056
Total Troubled Debt Restructurings	311	$108,192	$107,357

	Nine-Month Period Ended September 30, 2018
	Number of contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(Dollars in thousands)
Troubled Debt Restructurings:
Non-FHA/VA residential mortgage loans	70	$10,958	$10,277
Commercial mortgage loans	9	138,599	138,390
Commercial and Industrial loans	8	8,850	8,496
Construction loans:
Land	1	97	97
Construction-residential	1	587	558
Consumer loans - Auto	195	3,206	3,200
Finance leases	5	82	80
Consumer loans - Other	565	2,857	2,906
Total Troubled Debt Restructurings	854	$165,236	$164,004

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

Loan modifications considered TDR loans that defaulted during the quarters and nine-month periods ended September 30, 2019 and 2018, and had become TDR during the 12-months preceding the default date, were as follows:

	Quarter Ended September 30,
	2019		2018
	Number of contracts	Recorded Investment	Number of contracts	Recorded Investment
(Dollars in thousands)
Non-FHA/VA residential mortgage loans	5	$1,706	3	$338
Consumer loans - Auto	50	856	34	559
Consumer loans - Other	18	72	18	59
Total	73	$2,634	55	$956

	Nine-Month Period Ended September 30,
	2019		2018
	Number of contracts	Recorded Investment	Number of contracts	Recorded Investment
(Dollars in thousands)
Non-FHA/VA residential mortgage loans	8	$1,890	13	$1,406
Consumer loans - Auto	99	1,624	67	1,096
Consumer loans - Other	52	176	57	213
Finance leases	-	-	1	22
Total	159	$3,690	138	$2,737

For certain TDR loans, the Corporation splits the loans into two new notes, A and B notes. The A note is restructured to comply with the Corporation’s lending standards at current market rates, and is tailored to suit the customer’s ability to make timely interest and principal payments. The B note includes the granting of the concession to the borrower and varies by situation. The B note is fully charged off but the borrower’s obligation is not forgiven, and payments that are collected are accounted for as recoveries of previous charged-off amounts. A partial charge-off may be recorded if the B note is collateral dependent and the source of repayment is independent of Note A. At the time of the restructuring, the A note is identified and classified as a TDR loan. If the loan performs for at least six months according to the modified terms, the A note may be returned to accrual status. The borrower’s payment performance prior to the restructuring is included in assessing whether the borrower can meet the new terms and may result in the loan being returned to accrual status at the time of the restructuring. In the periods following the calendar year in which a loan is restructured, the A note may no longer be reported as a TDR loan if it is in accrual status, is in compliance with its modified terms, and yields a market rate (as determined and documented at the time of the restructuring).

The following tables provide additional information about the volume of this type of loan restructuring as of September 30, 2019 and 2018 and the effect on the allowance for loan and lease losses in the first nine months of 2019 and 2018:

(In thousands)	September 30, 2019	September 30, 2018
Beginning balance	$33,840	$35,577
New TDR loan splits	20,059	32,104
Paid-off and partial payments	(1,315)	(1,975)
Ending balance	$52,584	$65,706

(In thousands)	September 30, 2019	September 30, 2018
Allowance for loan losses at the beginning of the year	$473	$3,846
Charges to the provision for loan losses	3,304	1,407
Net charge-offs	-	(1,137)
Allowance for loan losses at the end of the year	$3,777	$4,116

Approximately $41.0 million of the loans restructured using the A/B note restructure workout strategy were in accrual status as of September 30, 2019. These loans continue to be individually evaluated for impairment purposes.

NOTE 9 – ALLOWANCE FOR LOAN AND LEASE LOSSES

The changes in the allowance for loan and lease losses were as follows:

	Residential Mortgage Loans	Commercial Mortgage Loans	Commercial & Industrial Loans	Construction Loans	Consumer Loans	Total

Quarter ended September 30, 2019
(In thousands)
Allowance for loan and lease losses:
Beginning balance	$48,284	$46,373	$21,644	$3,026	$52,684	$172,011
Charge-offs	(5,288)	(813)	(387)	(68)	(12,708)	(19,264)
Recoveries	874	96	1,826	279	2,355	5,430
Provision (release)	2,162	(808)	(5,465)	(178)	11,687	7,398
Ending balance	$46,032	$44,848	$17,618	$3,059	$54,018	$165,575
Ending balance: specific reserve for impaired loans	$17,411	$6,962	$7,520	$544	$4,561	$36,998
Ending balance: PCI loans (1)	$11,063	$371	$-	$-	$-	$11,434
Ending balance: general allowance	$17,558	$37,515	$10,098	$2,515	$49,457	$117,143
Loans held for investment:
Ending balance	$2,997,953	$1,439,362	$2,222,496	$108,862	$2,199,747	$8,968,420
Ending balance: impaired loans	$381,868	$79,978	$79,263	$5,505	$26,756	$573,370
Ending balance: PCI loans	$135,922	$3,330	$-	$-	$-	$139,252
Ending balance: loans with general allowance	$2,480,163	$1,356,054	$2,143,233	$103,357	$2,172,991	$8,255,798

	Residential Mortgage Loans	Commercial Mortgage Loans	Commercial & Industrial Loans	Construction Loans	Consumer Loans	Total

Nine-Month Period Ended September 30, 2019
(In thousands)
Allowance for loan and lease losses:
Beginning balance	$50,794	$55,581	$32,546	$3,592	$53,849	$196,362
Charge-offs	(16,229)	(14,901)	(7,056)	(347)	(37,004)	(75,537)
Recoveries	2,080	314	3,196	629	6,779	12,998
Provision (release)	9,387	3,854	(11,068)	(815)	30,394	31,752
Ending balance	$46,032	$44,848	$17,618	$3,059	$54,018	$165,575
Ending balance: specific reserve for impaired loans	$17,411	$6,962	$7,520	$544	$4,561	$36,998
Ending balance: PCI loans (1)	$11,063	$371	$-	$-	$-	$11,434
Ending balance: general allowance	$17,558	$37,515	$10,098	$2,515	$49,457	$117,143
Loans held for investment:
Ending balance	$2,997,953	$1,439,362	$2,222,496	$108,862	$2,199,747	$8,968,420
Ending balance: impaired loans	$381,868	$79,978	$79,263	$5,505	$26,756	$573,370
Ending balance: PCI loans	$135,922	$3,330	$-	$-	$-	$139,252
Ending balance: loans with general allowance	$2,480,163	$1,356,054	$2,143,233	$103,357	$2,172,991	$8,255,798

	Residential Mortgage Loans	Commercial Mortgage Loans	Commercial & Industrial Loans	Construction Loans	Consumer Loans	Total

Quarter ended September 30, 2018
(In thousands)
Allowance for loan and lease losses:
Beginning balance	$55,130	$48,718	$44,000	$3,949	$70,238	$222,035
Charge-offs (2)	(8,316)	(9,850)	(2,242)	(2,192)	(13,712)	(36,312)
Recoveries	833	291	127	14	2,051	3,316
Provision (2)	360	10,111	2,281	1,308	(2,536)	11,524
Ending balance	$48,007	$49,270	$44,166	$3,079	$56,041	$200,563
Ending balance: specific reserve for impaired loans	$18,482	$17,044	$10,798	$906	$6,083	$53,313
Ending balance: PCI loans (1)	$10,954	$400	$-	$-	$-	$11,354
Ending balance: general allowance	$18,571	$31,826	$33,368	$2,173	$49,958	$135,896
Loans held for investment:
Ending balance	$3,207,981	$1,506,502	$2,068,256	$82,862	$1,851,352	$8,716,953
Ending balance: impaired loans	$408,794	$243,220	$97,154	$6,897	$31,945	$788,010
Ending balance: PCI loans	$145,203	$3,919	$-	$-	$-	$149,122
Ending balance: loans with general allowance	$2,653,984	$1,259,363	$1,971,102	$75,965	$1,819,407	$7,779,821

	Residential Mortgage Loans	Commercial Mortgage Loans	Commercial & Industrial Loans	Construction Loans	Consumer Loans	Total

Nine-Month Period Ended September 30, 2018
(In thousands)
Allowance for loan and lease losses:
Beginning balance	$58,975	$48,493	$48,871	$4,522	$70,982	$231,843
Charge-offs (2)	(17,231)	(20,557)	(9,282)	(8,187)	(38,111)	(93,368)
Recoveries	1,857	378	1,565	165	6,519	10,484
Provision (2)	4,406	20,956	3,012	6,579	16,651	51,604
Ending balance	$48,007	$49,270	$44,166	$3,079	$56,041	$200,563
Ending balance: specific reserve for impaired loans	$18,482	$17,044	$10,798	$906	$6,083	$53,313
Ending balance: PCI loans (1)	$10,954	$400	$-	$-	$-	$11,354
Ending balance: general allowance	$18,571	$31,826	$33,368	$2,173	$49,958	$135,896
Loans held for investment:
Ending balance	$3,207,981	$1,506,502	$2,068,256	$82,862	$1,851,352	$8,716,953
Ending balance: impaired loans	$408,794	$243,220	$97,154	$6,897	$31,945	$788,010
Ending balance: PCI loans	$145,203	$3,919	$-	$-	$-	$149,122
Ending balance: loans with general allowance	$2,653,984	$1,259,363	$1,971,102	$75,965	$1,819,407	$7,779,821

(1)Refer to Note. 8 - Loans Held for Investment - PCI Loans for a detail of changes in the allowance for loan losses related to PCI loans.

(2)During the third quarter of 2018, the Corporation transferred to held for sale $17.2 million (net of fair value write downs of $12.5 million) in nonaccrual loans to held for sale. Approximately $2.4 million of the $12.5 million in charge-offs recorded on the transfer was taken against previously established reserves for loan leases, resulting in a charge to the provision of $10.1 million for the third quarter of 2018. Loans transferred to held for sale in the third quarter of 2018 consisted of $3.0 million in nonaccrual construction loans (net of fair value write downs of $1.6 million), $12.4 million in nonaccrual commercial mortgage loans (net of fair value write downs of $9.2 million), and $1.8 million in nonaccrual commercial and industrial loans (net of fair value write-downs of $1.7 million). In addition, during the first quarter of 2018, the Corporation transferred to held for sale $57.2 million (net of fair value write-downs of $9.7 million) in nonaccrual loans to held for sale. Approximately $4.1 million of the $9.7 million in charge-offs recorded on the transfer was taken against previously-established reserves for loan losses, resulting in a charge to the provision of $5.6 million for the first quarter of 2018. Loans transferred to held for sale in the first quarter of 2018 consisted of a $30.0 million nonaccrual construction loan (net of a $5.1 million fair value write-down) and two nonaccrual commercial mortgage loans totaling $27.2 million (net of fair value write-downs of $4.6 million).

The tables below present the allowance for loan and lease losses and the carrying value of loans by portfolio segment as of September 30, 2019 and December 31, 2018:

As of September 30, 2019	Residential Mortgage Loans	Commercial Mortgage Loans	Commercial and Industrial Loans		Consumer Loans
				Construction Loans
(Dollars in thousands)						Total
Impaired loans without specific reserves:
Principal balance of loans, net of charge-offs	$110,826	$45,395	$27,922	$2,899	$1,174	$188,216
Impaired loans with specific reserves:
Principal balance of loans, net of charge-offs	271,042	34,583	51,341	2,606	25,582	385,154
Allowance for loan and lease losses	17,411	6,962	7,520	544	4,561	36,998
Allowance for loan and lease losses to principal
balance	6.42%	20.13%	14.65%	20.87%	17.83%	9.61%
PCI loans:
Carrying value of PCI loans	$135,922	$3,330	$-	$-	$-	$139,252
Allowance for PCI loans	11,063	371	-	-	-	11,434
Allowance for PCI loans to carrying value	8.14%	11.14%				8.21%
Loans with general allowance:
Principal balance of loans	$2,480,163	$1,356,054	$2,143,233	$103,357	$2,172,991	$8,255,798
Allowance for loan and lease losses	17,558	37,515	10,098	2,515	49,457	117,143
Allowance for loan and lease losses to principal
balance	0.71%	2.77%	0.47%	2.43%	2.28%	1.42%
Total loans held for investment:
Principal balance of loans	$2,997,953	$1,439,362	$2,222,496	$108,862	$2,199,747	$8,968,420
Allowance for loan and lease losses	46,032	44,848	17,618	3,059	54,018	165,575
Allowance for loan and lease losses to principal
balance (1)	1.54%	3.12%	0.79%	2.81%	2.46%	1.85%

As of December 31, 2018	Residential Mortgage Loans	Commercial Mortgage Loans	Commercial and Industrial Loans		Consumer Loans
				Construction Loans
(Dollars in thousands)						Total

Impaired loans without specific reserves:
Principal balance of loans, net of charge-offs	$110,238	$43,358	$30,030	$2,431	$2,340	$188,397

Impaired loans with specific reserves:
Principal balance of loans, net of charge-offs	293,494	184,068	61,162	4,162	28,986	571,872
Allowance for loan and lease losses	19,965	17,684	9,693	760	5,874	53,976
Allowance for loan and lease losses to principal
balance	6.80%	9.61%	15.85%	18.26%	20.26%	9.44%

PCI loans:
Carrying value of PCI loans	$143,176	$3,464	$-	$-	$-	$146,640
Allowance for PCI loans	10,954	400	-	-	-	11,354
Allowance for PCI loans to carrying value	7.65%	11.55%				7.74%

Loans with general allowance:
Principal balance of loans	$2,616,300	$1,291,772	$2,056,919	$72,836	$1,913,387	$7,951,214
Allowance for loan and lease losses	19,875	37,497	22,853	2,832	47,975	131,032
Allowance for loan and lease losses to principal
balance	0.76%	2.90%	1.11%	3.89%	2.51%	1.65%

Total loans held for investment:
Principal balance of loans	$3,163,208	$1,522,662	$2,148,111	$79,429	$1,944,713	$8,858,123
Allowance for loan and lease losses	50,794	55,581	32,546	3,592	53,849	196,362
Allowance for loan and lease losses to principal
balance (1)	1.61%	3.65%	1.52%	4.52%	2.77%	2.22%

(1)Loans used in the denominator include PCI loans of $139.3 million and $146.6 million as of September 30, 2019 and December 31, 2018, respectively. However, the Corporation separately tracks and reports PCI loans and excludes these loans from the amounts of nonaccrual loans, impaired loans, TDRs and non-performing assets.

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

NOTE 10 – LOANS HELD FOR SALE

The Corporation’s loans held-for-sale portfolio as of the dates indicated was composed of:

	September 30, 2019	December 31, 2018
(In thousands)
Residential mortgage loans	$35,564	$27,075
Construction loans	-	3,015
Commercial and Industrial loans (1)	-	1,725
Commercial mortgage loans (1)	6,906	11,371
Total	$42,470	$43,186

(1)During the first quarter of 2019, the Corporation completed the sale of $4.8 million in nonaccrual loans held for sale ($3.7 million commercial mortgage and $1.1 million commercial and industrial).

NOTE 11 – OTHER REAL ESTATE OWNED

The following table presents OREO inventory as of the dates indicated:

	September 30,	December 31,
	2019	2018
(In thousands)
OREO
OREO balances, carrying value:
Residential (1)	$46,046	$49,239
Commercial	47,914	71,838
Construction	9,073	10,325
Total	$103,033	$131,402

(1)Excludes $16.4 million and $14.4 million as of September 30, 2019 and December 31, 2018, respectively, of foreclosures that meet the conditions of ASC Topic 310-40 and are presented as a receivable (other assets) in the statement of financial condition.

NOTE 12 – LEASES

The Corporation’s operating leases are primarily related to the Corporation’s branches and leased commercial space for ATMs. Our leases have terms of two to thirty years, some of which include options to extend the leases for up to seven years. As of September 30, 2019, the Corporation did not have a lease that qualifies as a finance lease. The Corporation includes the operating lease ROU asset and operating lease liability as part of Other assets and Account payables and other liabilities, respectively, in the consolidated statements of financial condition.

Operating lease cost for the quarter and nine-month period ended September 30, 2019 amounted to $2.8 million and $8.0 million, respectively.

Supplemental balance sheet information related to leases is as follows:
As of
September 30,
2019
(Dollars in thousands)

Operating lease ROU asset	$63,343
Operating lease liability	$66,177
Operating lease weighted-average remaining lease term (in years)	11.0
Operating lease weighted-average discount rate	3.29%

Generally, the Corporation cannot practically determine the interest rate implicit in the lease. Therefore, the Corporation uses its incremental borrowing rate as the discount rate for the lease.

Supplemental cash flow information related to leases is as follows:
Nine-month period ended
September 30,
2019
(In thousands)

Operating cash flow from operating leases (1)	$7,619
ROU assets obtained in exchange for operating lease liabilities (2)	8,139

(1)Represents cash paid for amounts included in the measurement of operating lease liabilities.

(2)Represents non-cash activity and, accordingly, is not reflected in the consolidated statements of cash flows.

Maturities under lease liabilities as of September 30, 2019, were as follows:

Amount
(In thousands)

2019	$2,552
2020	10,290
2021	9,643
2022	8,629
2023	6,943
2024 and later years	41,367
Total lease payments	79,424
Less: imputed interest	(13,247)
Total present value of lease liability	$66,177

NOTE 13 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

The Corporation designates a derivative as a fair value hedge, cash flow hedge or economic undesignated hedge when it enters into the derivative contract. As of September 30, 2019 and December 31, 2018, all derivatives held by the Corporation were considered economic undesignated hedges. These undesignated hedges are recorded at fair value with the resulting gain or loss recognized in current earnings.

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

The following table summarizes the notional amounts of all derivative instruments as of the indicated dates:

	Notional Amounts (1)
	As of	As of
	September 30,	December 31,
	2019	2018
(In thousands)
Undesignated economic hedges:
Interest rate contracts:
Written interest rate cap agreements	$21,010	$68,510
Purchased interest rate cap agreements	21,010	68,510
Interest rate lock commitments	9,917	11,722
Forward Contracts:
Sale of TBA GNMA MBS pools	30,000	33,000
Forward loan sales commitments	6,012	6,339
	$87,949	$188,081

(1)Notional amounts are presented on a gross basis with no netting of offsetting exposure positions.

The following table summarizes for derivative instruments their fair values and location in the consolidated statements of financial condition as of the indicated dates:

	Asset Derivatives			Liability Derivatives
	Statement of	September 30,	December 31,		September 30,	December 31,
	Financial	2019	2018		2019	2018
	Condition Location	Fair Value	Fair Value	Statement of Financial Condition Location	Fair Value	Fair Value
(In thousands)

Undesignated economic hedges:

Interest rate contracts:
Written interest rate cap agreements	Other assets	$-	$-	Accounts payable and other liabilities	$9	$617
Purchased interest rate cap agreements	Other assets	10	623	Accounts payable and other liabilities	-	-
Interest rate lock commitments	Other assets	273	383	Accounts payable and other liabilities	-	-

Forward Contracts:
Sales of TBA GNMA MBS pools	Other assets	1	-	Accounts payable and other liabilities	174	383
Forward loan sales commitments	Other assets	20	12	Accounts payable and other liabilities	-	-
		$304	$1,018		$183	$1,000

The following table summarizes the effect of derivative instruments on the consolidated statements of income for the indicated periods:

		(Loss) or Gain		(Loss) or Gain
	Location of Unrealized Gain (Loss)	Quarter Ended		Nine-Month Period Ended
	Recognized in Statement	September 30,		September 30,
	of Income on Derivatives	2019	2018	2019	2018

		(In thousands)
UNDESIGNATED ECONOMIC HEDGES:
Interest rate contracts:
Written and purchased interest rate cap agreements	Interest income - Loans	$(1)	$-	$(5)	$-
Interest rate lock commitments	Mortgage Banking Activities	15	-	145	-
Forward contracts:
Sales of TBA GNMA MBS pools	Mortgage Banking Activities	214	211	210	108
Forward loan sales commitments	Mortgage Banking Activities	-	-	8	-
Total (loss) gain on derivatives		$228	$211	$358	$108

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

As of September 30, 2019, the Corporation had not entered into any derivative instrument containing credit-risk-related contingent features.

NOTE 14 – OFFSETTING OF ASSETS AND LIABILITIES

The Corporation enters into master agreements with counterparties, primarily related to derivatives and repurchase agreements, that may allow for netting of exposures in the event of default. In an event of default, each party has a right of set-off against the other party for amounts owed under the related agreement and any other amount or obligation owed with respect to any other agreement or transaction between them. The following tables present information about the offsetting of financial assets and liabilities as well as derivative assets and liabilities as of the indicated dates:

Offsetting of Financial Assets and Derivative Assets

				Gross Amounts Not Offset in the Statement of Financial Position
			Net Amounts of Assets Presented in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position
				Financial Instruments	Cash Collateral
As of September 30, 2019						Net Amount
(In thousands)
Description
Derivatives	$10	$-	$10	$-	$(10)	$-
Securities purchased under agreements to resell	200,000	(200,000)	-	-	-	-
Total	$200,010	$(200,000)	$10	$-	$(10)	$-

				Gross Amounts Not Offset in the Statement of Financial Position
			Net Amounts of Assets Presented in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position
				Financial Instruments	Cash Collateral
As of December 31, 2018						Net Amount
(In thousands)
Description
Derivatives	$623	$-	$623	$-	$(623)	$-
Securities purchased under agreements to resell	200,000	(200,000)	-	-	-	-
Total	$200,623	$(200,000)	$623	$-	$(623)	$-

Offsetting of Financial Liabilities and Derivative Liabilities

Gross Amounts Not Offset in the Statement of Financial Position
Net Amounts of Liabilities Presented in the Statement of Financial Position
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position
				Financial Instruments	Cash Collateral
As of September 30, 2019						Net Amount
(In thousands)
Description
Securities sold under agreements to repurchase	$300,000	$(200,000)	$100,000	$(100,000)	$-	$-

Gross Amounts Not Offset in the Statement of Financial Position
Net Amounts of Liabilities Presented in the Statement of Financial Position
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position
				Financial Instruments	Cash Collateral
As of December 31, 2018						Net Amount
(In thousands)
Description
Securities sold under agreements to repurchase	$350,086	$(200,000)	$150,086	$(150,086)	$-	$-

NOTE 15 – GOODWILL AND OTHER INTANGIBLES

Goodwill as of September 30, 2019 and December 31, 2018 amounted to $28.1 million, recognized as part of Other assets in the consolidated statements of financial condition. The Corporation conducted its annual evaluation of goodwill and other intangibles during the fourth quarter of 2018. The Corporation’s goodwill is related to the U.S. (Florida) reporting unit.

There have been no significant events related to the Florida reporting unit that could indicate potential goodwill impairment since the date of the last evaluation; therefore, no goodwill impairment evaluation was performed during the first nine months of 2019. Goodwill and other indefinite life intangibles are reviewed at least annually for impairment.

In connection with the acquisition of the FirstBank-branded credit card loan portfolio, in the second quarter of 2012, the Corporation recognized a purchased credit card relationship intangible of $24.5 million ($4.1 million as of September 30, 2019 and $5.7 million as of December 31, 2018), which is being amortized over the remaining estimated life of 2.1 years on an accelerated basis based on the estimated attrition rate of the purchased credit card accounts, which reflects the Corporation’s estimate that it will realize the economic benefits of the intangible asset as the revenue stream generated by the cardholder relationship is realized.

The core deposit intangible of $3.7 million (December 31, 2018 - $4.3 million) primarily consists of the core deposit acquired in the February 2015 Doral Bank transaction.

In the first quarter of 2016, FirstBank Insurance Agency acquired certain insurance customer accounts and related customer records and recognized an insurance customer relationship intangible of $1.1 million ($0.5 million as of September 30, 2019 and $0.6 million as of December 31, 2018). The acquired accounts have a direct relationship to the previous mortgage loan portfolio acquisitions from Doral Bank and Doral Financial in 2015 and 2014.

The following table shows the gross amount and accumulated amortization of the Corporation’s intangible assets recognized as part of Other assets in the consolidated statements of financial condition as of the indicated dates:

	As of	As of
	September 30,	December 31,
	2019	2018
(Dollars in thousands)
Core deposit intangible:
Gross amount	$51,664	$51,664
Accumulated amortization (1)	(47,969)	(47,329)
Net carrying amount	$3,695	$4,335

Remaining amortization period (in years)	5.3	6.0

Purchased credit card relationship intangible:
Gross amount	$24,465	$24,465
Accumulated amortization (2)	(20,328)	(18,763)
Net carrying amount	$4,137	$5,702

Remaining amortization period (in years)	2.1	2.9

Insurance customer relationship intangible:
Gross amount	$1,067	$1,067
Accumulated amortization (3)	(559)	(445)
Net carrying amount	$508	$622

Remaining amortization period (in years)	3.3	4.0

(1)For the quarter and nine-month period ended September 30, 2019, the amortization expense of core deposit intangibles amounted to $0.2 million and $0.6 million, respectively (2018 - $0.3 million and $0.9 million, respectively).

(2)For the quarter and nine-month period ended September 30, 2019, the amortization expense of the purchased credit card relationship intangible amounted to $0.5 million and $1.6 million, respectively (2018 - $0.6 million and $1.7 million, respectively).

(3)For the quarter and nine-month period ended September 30, 2019, the amortization expense of the insurance customer relationship intangible amounted to $38 thousand and $0.1 million, respectively (2018 - $38 thousand and $0.1 million, respectively).

The estimated aggregate annual amortization expense related to the intangible assets for future periods is as follows as of September 30, 2019:

Amount
(In thousands)
2019	$769
2020	2,851
2021	2,658
2022	915
2023	622
2024 and after	525

NOTE 16 – NON CONSOLIDATED VARIABLE INTEREST ENTITIES (“VIE”) AND SERVICING ASSETS

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

Below is a summary of transactions with VIEs for which the Corporation has retained some level of continuing involvement:

GNMA

The Corporation typically transfers first lien residential mortgage loans in conjunction with GNMA securitization transactions in which the loans are exchanged for cash or securities that are readily redeemed for cash proceeds and servicing rights. The securities issued through these transactions are guaranteed by the issuer and, under seller/servicer agreements, the Corporation is required to service the loans in accordance with the issuers’ servicing guidelines and standards. As of September 30, 2019, the Corporation serviced loans securitized through GNMA with a principal balance of $1.8 billion.

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

During the first quarter of 2018, the Corporation completed the repurchase of $23.8 million of TRuPs of the FBP Statutory Trust I that were auctioned in a public sale at which the Corporation was invited to participate. The Corporation repurchased and cancelled the repurchased TRuPs, which resulted in a commensurate reduction in the related Floating Rate Junior Subordinated Debentures. The Corporation’s winning bid equated to 90% of the $23.8 million par value. The 10% discount resulted in a gain of approximately $2.3 million, which is reflected in the consolidated statements of income as Gain on early extinguishment of debt.

The Collins Amendment to the Dodd-Frank Wall Street Reform and Consumer Protection Act eliminated certain TRuPs from Tier 1 Capital; however, these instruments may remain in Tier 2 capital until the instruments are redeemed or mature. Under the indentures, the Corporation has the right, from time to time, and without causing an event of default, to defer payments of interest on the Junior Subordinated Deferrable Debentures by extending the interest payment period at any time and from time to time during the term of the subordinated debentures for up to twenty consecutive quarterly periods. During the second quarter of 2016, the Corporation, having received approval from the Federal Reserve, paid $31.2 million for all of the accrued but deferred interest payments plus the interest for the second quarter of 2016 on the Corporation’s subordinated debentures associated with its TRuPs. Subsequently, the Corporation has made scheduled quarterly interest payments on the subordinated debentures. As of September 30, 2019, the Corporation was current on all interest payments due on its subordinated debt. The Corporation is no longer required to obtain the approval of the Federal Reserve Bank before paying dividends, receiving dividends from the Bank, making payments on subordinated debt or trust preferred securities, incurring or guaranteeing debt or purchasing or redeeming any corporate stock.

Private Label MBS

During 2004 and 2005, an unaffiliated party, referred to in this subsection as the seller, established a series of statutory trusts to effect the securitization of mortgage loans and the sale of trust certificates (“private label MBS”). The seller initially provided the servicing for a fee, which is senior to the obligations to pay private label MBS holders. The seller then entered into a sales agreement through which it sold and issued these private label MBS in favor of the Corporation’s banking subsidiary. Currently, the Bank is the sole owner of these private label MBS; the servicing of the underlying residential mortgages that generate the principal and interest cash flows is performed by another third party, which receives a servicing fee. These private label MBS are variable-rate securities indexed to 90-day LIBOR plus a spread. The principal payments from the underlying loans are remitted to a paying agent (servicer), who then remits interest to the Bank. Interest income is shared to a certain extent with the FDIC, which has an interest only strip (“IO”) tied to the cash flows of the underlying loans and is entitled to receive the excess of the interest income less a servicing fee over the variable rate income that the Bank earns on the securities. This IO is limited to the weighted-average coupon on the securities. The FDIC became the owner of the IO upon its intervention of the seller, a failed financial institution. No recourse agreement exists, and the Bank, as the sole holder of the securities, absorbs all risks from losses on non-accruing loans and repossessed collateral. As of September 30, 2019, the amortized cost and fair value of these private label MBS amounted to $17.0 million and $11.6 million, respectively, with a weighted average yield of 4.07%, which is included as part of the Corporation’s available-for-sale investment securities portfolio. As described in Note 6 above, the Corporation recorded a $0.5 million OTTI charge on these private label MBS during the third quarter of 2019.

Investment in unconsolidated entity

On February 16, 2011, FirstBank sold an asset portfolio consisting of performing and nonaccrual construction, commercial mortgage and commercial and industrial loans with an aggregate book value of $269.3 million to CPG/GS, an entity organized under the laws of the Commonwealth of Puerto Rico and majority owned by PRLP Ventures LLC (“PRLP”), a company created by Goldman, Sachs & Co. and Caribbean Property Group. In connection with the sale, the Corporation received $88.5 million in cash and a 35% interest in CPG/GS, and made a loan in the amount of $136.1 million representing seller financing provided by FirstBank. The loan was refinanced and consolidated with other outstanding loans of CPG/GS in the second quarter of 2018 and was paid in full in October 2019. FirstBank’s equity interest in CPG/GS is accounted for under the equity method. FirstBank recorded a loss on its interest in CPG/GS in 2014 that reduced to zero the carrying amount of the Bank’s investment in CPG/GS. No negative investment needs to be reported as the Bank has no legal obligation or commitment to provide further financial support to this entity; thus, no further losses have been or will be recorded on this investment.

CPG/GS has used cash proceeds on the loan to cover operating expenses and debt service payments, including those related to the refinanced loan that was paid off in October 2019. FirstBank will not receive any return on its equity interest until PRLP receives an aggregate amount equivalent to its initial investment and a priority return of at least 12%, which has not occurred, resulting in FirstBank’s interest in CPG/GS being subordinate to PRLP’s interest. CPG/GS will then begin to make payments pro rata to PRLP and FirstBank, 35% and 65%, respectively, until FirstBank has achieved a 12% return on its invested capital and the aggregate amount of distributions is equal to FirstBank’s capital contributions to CPG/GS.

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

Servicing Assets

The Corporation sells residential mortgage loans to GNMA, which generally securitizes the transferred loans into MBS. Also, certain conventional conforming loans are sold to FNMA or FHLMC with servicing retained. The Corporation recognizes as separate assets the rights to service loans for others, whether those servicing assets are originated or purchased. Servicing assets are included as part of Other assets in the consolidated statements of financial condition.

The changes in servicing assets are shown below for the indicated periods:

	Quarter Ended		Nine-Month Period Ended
	September 30,		September 30,
(In thousands)	2019	2018	2019	2018

Balance at beginning of period	$27,231	$27,191	$27,428	$25,255

Capitalization of servicing assets	986	1,003	2,855	3,028
Amortization	(1,290)	(722)	(3,266)	(2,188)
Temporary impairment (charges) recoveries , net	(53)	(65)	(73)	1,265
Other (1)	-	186	(70)	233
Balance at end of period	$26,874	$27,593	$26,874	$27,593

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

Changes in the impairment allowance were as follows for the indicated periods:

	Quarter Ended		Nine-Month Period Ended
	September 30,		September 30,
	2019	2018	2019	2018
(In thousands)
Balance at beginning of period	$50	$56	$30	$1,451
Temporary impairment charges	54	65	78	102
OTTI of servicing assets	-	-	-	(65)
Recoveries	(1)	-	(5)	(1,367)
Balance at end of period	$103	$121	$103	$121

The components of net servicing income, includes as part of Mortgage banking activities in the consolidated statements of income, are shown below for the indicated periods:

	Quarter Ended		Nine-Month Period Ended
	September 30,		September 30,
	2019	2018	2019	2018

(In thousands)
Servicing fees	$2,166	$2,084	$6,333	$6,262
Late charges and prepayment penalties	144	114	455	380
Adjustment for loans repurchased	-	186	(70)	233
Other	-	(8)	(15)	(8)
Servicing income, gross	2,310	2,376	6,703	6,867
Amortization and impairment of servicing assets	(1,343)	(787)	(3,339)	(923)
Servicing income, net	$967	$1,589	$3,364	$5,944

The Corporation’s servicing assets are subject to prepayment and interest rate risks. Key economic assumptions used in determining the fair value at the time of sale of the related mortgages ranged as follows for the indicated periods:

	Maximum	Minimum
Nine-Month Period Ended September 30, 2019:
Constant prepayment rate:
Government-guaranteed mortgage loans	6.4%	6.2%
Conventional conforming mortgage loans	6.9%	6.7%
Conventional non-conforming mortgage loans	9.3%	8.9%
Discount rate:
Government-guaranteed mortgage loans	12.0%	12.0%
Conventional conforming mortgage loans	10.0%	10.0%
Conventional non-conforming mortgage loans	14.3%	14.3%

Nine-Month Period Ended September 30, 2018:
Constant prepayment rate:
Government-guaranteed mortgage loans	5.9%	5.6%
Conventional conforming mortgage loans	6.4%	6.2%
Conventional non-conforming mortgage loans	9.8%	9.1%
Discount rate:
Government-guaranteed mortgage loans	12.0%	12.0%
Conventional conforming mortgage loans	10.0%	10.0%
Conventional non-conforming mortgage loans	14.3%	14.3%

The weighted averages of the key economic assumptions that the Corporation used in its valuation model and the sensitivity of the current fair value to immediate 10% and 20% adverse changes in those assumptions for mortgage loans as of September 30, 2019 were as follows:

(Dollars in thousands)
Carrying amount of servicing assets	$26,874
Fair value	$30,318
Weighted-average expected life (in years)	8.24

Constant prepayment rate (weighted-average annual rate)	6.61%
Decrease in fair value due to 10% adverse change	$762
Decrease in fair value due to 20% adverse change	$1,490

Discount rate (weighted-average annual rate)	11.27%
Decrease in fair value due to 10% adverse change	$1,409
Decrease in fair value due to 20% adverse change	$2,706

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

NOTE 17 – DEPOSITS

The following table summarizes deposit balances as of the dates indicated:
	September 30,	December 31,
	2019	2018
(In thousands)
Type of account:
Non-interest-bearing checking accounts	$2,270,250	$2,395,481
Savings accounts	2,414,232	2,334,949
Interest-bearing checking accounts	1,384,383	1,304,043
Certificates of deposit	2,581,012	2,404,644
Brokered certificates of deposit (CDs)	483,022	555,597
Total	$9,132,899	$8,994,714

Brokered CDs mature as follows:
September 30,
2019
(In thousands)

Three months or less	$70,091
Over three months to six months	61,136
Over six months to one year	115,072
Over one year to three years	211,148
Over three years to five years	19,628
Over five years	5,947
Total	$483,022

The following were the components of interest expense on deposits for the periods indicated:

	Quarter Ended		Nine-Month Period Ended
	September 30,		September 30,
	2019	2018	2019	2018
(In thousands)
Interest expense on deposits	$20,159	$16,709	$56,385	$49,983
Accretion of premium from acquisition	(2)	(2)	(6)	(7)
Amortization of broker placement fees	184	272	557	948
Total interest expense on deposits	$20,341	$16,979	$56,936	$50,924

NOTE 18 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase (repurchase agreements) as of the dates indicated consisted of the following:

	September 30, 2019	December 31, 2018
(Dollars in thousands)
Short-term fixed-rate repurchase agreement (1)	$-	$50,086
Long-term fixed-rate repurchase agreements (2)(3)(4)	100,000	100,000
	$100,000	$150,086

(1)Interest rate of 2.85%.

(2)Interest rate of 2.26%.

(3)Reported net of securities purchased under agreements to repurchase (reverse repurchase agreements) by counterparty, when applicable, pursuant to ASC Topic 210-20-45-11, “Balance Sheet – Offsetting – Repurchase and Reverse Repurchase Agreements.”.

(4)Subsequent to September 30, 2019, the lender has not exercised its call option on this callable repurchase agreement.

Repurchase agreements mature as follows as of the indicated date:

September 30, 2019
(In thousands)

One to three years	$100,000

As of September 30, 2019 and December 31, 2018, the securities underlying such agreements were delivered to the dealers with which the repurchase agreements were transacted.

Repurchase agreements as of September 30, 2019, grouped by counterparty, were as follows:

(Dollars in thousands)		Weighted-Average
Counterparty	Amount	Maturity (In Months)

JP Morgan Chase	$100,000	28

NOTE 19 – ADVANCES FROM THE FEDERAL HOME LOAN BANK

The following is a summary of the advances from the FHLB as of the indicated dates:

	September 30,	December 31,
(In thousands)	2019	2018

Long-term Fixed-rate advances from FHLB (1)	$740,000	$740,000

(1)Weighted-average interest rate of 2.07%

Advances from FHLB mature as follows as of the indicated date:

As of
September 30, 2019
(In thousands)
Within one month	$100,000
Over one to three months	105,000
Over six months to one year	45,000
Over one to three years	490,000
Total	$740,000

As of September 30, 2019, the Corporation used $252.0 million in letters of credit issued by the FHLB as pledges for public deposits in the Virgin Islands and had additional capacity of approximately $358.1 million on this credit facility based on collateral pledged at the FHLB, including a haircut reflecting the perceived risk associated with the collateral.

NOTE 20 – OTHER BORROWINGS

Other borrowings, as of the indicated dates, consisted of:

	September 30,	December 31,
	2019	2018
	(In thousands)
Floating rate junior subordinated debentures (FBP Statutory Trust I) (1)	$65,593	$65,593
Floating rate junior subordinated debentures (FBP Statutory Trust II) (2)	118,557	118,557
	$184,150	$184,150

(1)Amount represents junior subordinated interest-bearing debentures due in 2034 with a floating interest rate of 2.75 over 3-month LIBOR (4.89% as of September 30, 2019 and 5.54% as of December 31, 2018).

(2)Amount represents junior subordinated interest-bearing debentures due in 2034 with a floating interest rate of 2.50 over 3-month LIBOR (4.66% as of September 30, 2019 and 5.29% as of December 31, 2018).

NOTE 21 – STOCKHOLDERS’ EQUITY

Common Stock

As of September 30, 2019 and December 31, 2018, the Corporation had 2,000,000,000 authorized shares of common stock with a par value of $0.10 per share. As of September 30, 2019 and December 31, 2018, there were 222,103,721 and 221,789,509 shares issued, respectively, and 217,360,587 and 217,235,140 shares outstanding, respectively. Refer to Note 5 – Stock Based Compensation, for information about transactions related to common stock under the Omnibus Plan.

On July 31, 2019, the Corporation’s Board of Directors, after receiving regulatory approval, declared a quarterly cash dividend of $0.03 per common share that was paid on September 13, 2019 to shareholders of record on August 29, 2019. For the quarter and nine-month period ended September 30, 2019, total cash dividends declared on shares of common stock amounted to $6.5 million and $19.6 million, respectively. The Corporation intends to continue to pay quarterly dividends on common stock. As mentioned above, the Corporation is no longer required to obtain the approval of the Federal Reserve Bank before paying dividends, receiving dividends from the Bank, making payments on subordinated debt or trust preferred securities, incurring or guaranteeing debt or purchasing or redeeming any corporate stock.

Preferred Stock

The Corporation has 50,000,000 authorized shares of preferred stock with a par value of $1.00, redeemable at the Corporation’s option, subject to certain terms. This stock may be issued in series and the shares of each series have such rights and preferences as are fixed by the Board of Directors when authorizing the issuance of that particular series. As of September 30, 2019, the Corporation has five outstanding series of non-convertible, non-cumulative preferred stock: 7.125% non-cumulative perpetual monthly income preferred stock, Series A; 8.35% non-cumulative perpetual monthly income preferred stock, Series B; 7.40% non-cumulative perpetual monthly income preferred stock, Series C; 7.25% non-cumulative perpetual monthly income preferred stock, Series D; and 7.00% non-cumulative perpetual monthly income preferred stock, Series E. The liquidation value per share is $25.

Effective January 17, 2012, the Corporation delisted all of its outstanding series of non-convertible, non-cumulative preferred stock from the New York Stock Exchange. The Corporation has not arranged for listing and/or registration on another national securities exchange or for quotation of the Series A through E Preferred Stock in a quotation medium. In December 2016, for the first time since July 2009, the Corporation paid dividends on its non-cumulative perpetual monthly income preferred stock, after receiving regulatory approval. Since then, the Corporation has continued to pay monthly dividend payments on the non-cumulative perpetual monthly income preferred stock. The Corporation intends to continue monthly dividend payments on the non-cumulative perpetual monthly income preferred stock.

Treasury stock

During the first nine months of 2019 and 2018, the Corporation withheld an aggregate of 176,015 shares and 433,362 shares, respectively, of the restricted stock that vested during the first nine months of 2019 and 2018, and common stock paid to certain senior officers as additional compensation in 2018, to cover employees’ payroll and income tax withholding liabilities; these shares are held as treasury stock. As mentioned above, effective July 1, 2018, the Corporation ceased paying additional salary amounts in the form of stock. As of September 30, 2019 and December 31, 2018, the Corporation had 4,743,134 and 4,554,369 shares held as treasury stock, respectively.

FirstBank Statutory Reserve (Legal Surplus)

The Banking Law of the Commonwealth of Puerto Rico requires that a minimum of 10% of FirstBank’s net income for the year be transferred to a legal surplus reserve until such surplus equals the total of paid-in-capital on common and preferred stock. Amounts transferred to the legal surplus reserve from Retained earnings are not available for distribution to the Corporation, including for payment as dividends to the stockholders, without the prior consent of the Puerto Rico Commissioner of Financial Institutions. The Puerto Rico Banking Law provides that, when the expenditures of a Puerto Rico commercial bank are greater than receipts, the excess of the expenditures over receipts must be charged against the undistributed profits of the bank, and the balance, if any, must be charged against the legal surplus reserve, as a reduction thereof. If there is no legal surplus reserve sufficient to cover such balance in whole or in part, the outstanding amount must be charged against the capital account and the Bank cannot pay dividends until it can replenish the legal surplus reserve to an amount of at least 20% of the original capital contributed. During the fourth quarter of 2018, the Corporation transferred $20.5 million to the legal surplus reserve. FirstBank’s legal surplus reserve, included as part of Retained earnings in the Corporation’s consolidated statements of financial condition, amounted to $80.2 million as of September 30, 2019. There were no transfers to the legal surplus reserve during the first nine months of 2019.

NOTE 22 - INCOME TAXES

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

On December 10, 2018, the Governor of Puerto Rico signed into law Act 257 (“Act 257”) to amend some of the provisions of the 2011 PR Code, as amended. Act 257 introduced various changes to the income tax regime in the case of individuals and corporations, and the sales and use taxes, which took effect on January 1, 2019, including, among others, (i) a reduction in the Puerto Rico maximum corporate tax rate from 39% to 37.5%; (ii) an increase in the net operating and capital losses usage limitation from 80% to 90%; (iii) amendments to the provisions related to “pass-through” entities that provide that corporations that own 50% or more of a partnership will not be able to claim a current or carryover non-partnership NOL deduction against a partnership distributable share, adversely impacting a tax action taken in 2017 for FirstBank Insurance under which the Corporation was previously allowed to offset pass-through income earned by FirstBank Insurance with net operating losses at the holding company level; and (iv) other limitations on certain deductions, such as meals and entertainment deductions.

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

For the third quarter and first nine months of 2019, the Corporation recorded an income tax expense of $19.3 million and $54.9 million, respectively, compared to $12.3 million and $30.2 million, respectively, for the comparable periods in 2018. The variance in the income tax expense for the third quarter and first nine months of 2019, when compared to the same periods in 2018, was primarily related to a higher pre-tax income.

For the nine-month period ended September 30, 2019, the Corporation calculated the provision for income taxes by applying the estimated annual effective tax rate for the full fiscal year to ordinary income or loss. In the computation of the consolidated worldwide annual estimated effective tax rate, ASC Topic 740-270, “Income Taxes” (“ASC Topic 740-270”), requires the exclusion of legal entities with pre-tax losses from which a tax benefit cannot be recognized. The Corporation’s estimated annual effective tax rate in the first nine months of 2019, excluding entities from which a tax benefit cannot be recognized and discrete items, was 29%, compared to 26% for the first nine months of 2018. The estimated annual effective tax rate, including all entities, for 2019 was 30% (29% excluding discrete items), compared to 24% for the first nine months of 2018 (25% excluding discrete items).

The Corporation’s deferred tax asset amounted to $273.8 million as of September 30, 2019, net of a valuation allowance of $87.2 million, and management concluded, based upon the assessment of all positive and negative evidence, that it is more likely than not that the Corporation will generate sufficient taxable income within the applicable NOL carry-forward periods to realize such amount. The deferred tax asset of the Corporation’s banking subsidiary, FirstBank, amounted to $273.7 million as of September 30, 2019, net of a valuation allowance of $56.2 million, compared to a deferred tax asset of $319.8 million, net of a valuation allowance of $68.1 million, as of December 31, 2018.

The Corporation has U.S. and USVI sourced NOL carryforwards. Section 382 of the U.S. Internal Revenue Code (“Section 382”) limits the ability to utilize U.S. and USVI NOLs for income tax purposes in such jurisdictions following an event that is considered to be an ownership change. Generally, an “ownership change” occurs when certain shareholders increase their aggregate ownership by more than 50 percentage points over their lowest ownership percentage over a three-year testing period. Upon the occurrence of a Section 382 ownership change, the use of NOLs attributable to the period prior to the ownership change is subject to limitations and only a portion of the U.S. and USVI NOLs may be used by the Corporation to offset its annual U.S. and USVI taxable income, if any. In 2017, the Corporation completed a formal ownership change analysis within the meaning of Section 382 covering a comprehensive period, and concluded that an ownership change had occurred during such period. The Section 382 limitation has resulted in higher U.S. and USVI income tax liabilities than we would have incurred in the absence of such limitation. The Corporation has mitigated to an extent the adverse effects associated with the Section 382 limitation as any such tax paid in the U.S. or USVI can be creditable against Puerto Rico tax liabilities or taken as a deduction against taxable income. However, our ability to reduce our Puerto Rico tax liability through such a credit or deduction depends on our tax profile at each annual taxable period, which is dependent on various factors. For the third quarter and nine-month period ended September 30, 2019, the Corporation incurred an income tax expense of approximately $1.2 million and $3.5 million, respectively, related to its U.S. operations, compared to $1.2 million and $3.8 million, respectively, for the comparable periods in 2018. The limitation did not impact the USVI operations for the third quarter and nine-month periods ended September 30, 2019 and 2018.

As of September 30, 2019, the Corporation did not have Unrecognized Tax Benefits recorded on its books. The Corporation classifies all interest and penalties, if any, related to tax uncertainties as income tax expense. Audit periods remain open for review until the statute of limitations has passed. The statute of limitations under the 2011 PR Code is four years; the statute of limitations for U.S. and USVI income tax purposes is three years after a tax return is due or filed, whichever is later. The completion of an audit by the taxing authorities or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Corporation’s liability for income taxes. Any such adjustment could be material to the results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. For U.S. and USVI income tax purposes, all tax years subsequent to 2014 remain open to examination. For Puerto Rico tax purposes, all tax years subsequent to 2014 remain open to examination.

NOTE 23 – OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents changes in Accumulated other comprehensive income (loss) for the quarters and nine-month periods ended September 30, 2019 and 2018:

	Changes in Accumulated Other Comprehensive Income (Loss) by Component (1)
	Quarter ended		Nine-month period ended
	September 30,	September 30,	September 30,	September 30,
	2019	2018	2019	2018
(In thousands)
Unrealized net holding losses on debt securities
Beginning balance	$(2,438)	$(52,107)	$(40,415)	$(20,609)
Other comprehensive income (loss)	7,562	(10,780)	45,539	(42,278)
Ending balance	$5,124	$(62,887)	$5,124	$(62,887)

Unrealized holding losses on equity securities
Beginning balance	$-	$-	$-	$(6)
Reclassification to retained earnings per ASU 2016-01	-	-	-	6
Other comprehensive income	-	-	-	-
Ending balance	$-	$-	$-	$-
______________________
(1) All amounts presented are net of tax.

The following table presents the amounts reclassified out of each component of Accumulated other comprehensive income during the quarters and nine-month periods ended September 30, 2019 and 2018:

		Reclassifications Out of Accumulated Other Comprehensive Income
		Quarter ended		Nine-month period ended
		September 30,		September 30,
	Affected Line Item in the Consolidated Statements of Income	2019	2018	2019	2018
(In thousands)
Unrealized holding losses on debt securities
OTTI on debt securities	Net impairment losses
	on available-for-sale
	debt securities	$(497)	$-	$(497)	$-
	Income tax	-	-	-	-
	Total, net of tax	$(497)	$-	$(497)	$-

NOTE 24 – FAIR VALUE

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

Level 3

Valuations of Level 3 assets and liabilities are based on unobservable inputs that are supported by little or no market activity and are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined by using pricing models for which the determination of fair value requires significant management judgments as to the estimation.

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

A credit spread is considered for those derivative instruments that are not secured. The cumulative mark-to-market effect of credit risk in the valuation of derivative instruments for the quarters and nine-month periods ended September 30, 2019 and 2018 was immaterial.

Assets and liabilities measured at fair value on a recurring basis as of the indicated dates are summarized below:

	As of September 30, 2019				As of December 31, 2018
	Fair Value Measurements Using				Fair Value Measurements Using
(In thousands)	Level 1	Level 2	Level 3	Assets/Liabilities at Fair Value	Level 1	Level 2	Level 3	Assets/Liabilities at Fair Value

Assets:
Securities available for sale:
U.S. Treasury Securities	$7,485	$-	$-	$7,485	$7,456	$-	$-	$7,456
Noncallable U.S. agency debt securities	-	208,302	-	208,302	-	319,124	-	319,124
Callable U.S. agency debt securities and MBS	-	1,501,521	-	1,501,521	-	1,594,622	-	1,594,622
Puerto Rico government obligations	-	4,245	2,956	7,201	-	4,128	2,824	6,952
Private label MBS	-	-	11,554	11,554	-	-	13,914	13,914
Other investments	-	-	500	500	-	-	500	500
Equity securities	1,435	-	-	1,435	418	-	-	418
Derivatives, included in assets:
Purchased interest rate cap agreements	-	10	-	10	-	623	-	623
Interest rate lock commitments	-	273	-	273	-	383	-	383
Forward contracts	-	1	-	1	-	-	-	-
Forward loan sales commitments	-	20	-	20	-	12	-	12
Liabilities:
Derivatives, included in liabilities:
Written interest rate cap agreements	-	9	-	9	-	617	-	617
Forward contracts	-	174	-	174	-	383	-	383

The table below presents a reconciliation of the beginning and ending balances of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarters and nine-month periods ended September 30, 2019 and 2018.

	Quarter Ended September 30,
	2019	2018
Level 3 Instruments Only	Securities	Securities
(In thousands)	Available For Sale(1)	Available For Sale(1)

Beginning balance	$15,906	$17,829
Total gains (losses) (realized/unrealized):
Included in earnings	(497)	-
Included in other comprehensive income	15	35
Purchases	-	500
Principal repayments and amortization	(414)	(495)
Ending balance	$15,010	$17,869

(1)	Amounts mostly related to private label MBS.

	Nine-Month Period Ended September 30,
	2019	2018
Level 3 Instruments Only	Securities	Securities
(In thousands)	Available For Sale(1)	Available For Sale(1)

Beginning balance	$17,238	$19,855
Total gains (realized/unrealized):
Included in earnings	(497)	-
Included in other comprehensive income	46	228
Purchases	-	500
Principal repayments and amortization	(1,777)	(2,714)
Ending balance	$15,010	$17,869

(1)	Amounts mostly related to private label MBS.

The tables below present qualitative information for significant assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of September 30, 2019 and December 31, 2018:

	September 30, 2019
	Fair Value	Valuation Technique	Unobservable Input	Range		Weighted Average
(Dollars in thousands)				Minimum	Maximum

Investment securities available-for-sale:

Private label MBS	$11,554	Discounted cash flows	Discount rate	13.7%	13.7%	13.7%
			Prepayment rate	6.2%	9.6%	7.3%
			Projected Cumulative Loss Rate	0.0%	7.8%	3.1%

Puerto Rico government obligations	2,956	Discounted cash flows	Discount rate	7.1%	7.1%	7.1%
			Prepayment rate	3.0%	3.0%	3.0%

	December 31, 2018
	Fair Value	Valuation Technique	Unobservable Input	Range		Weighted Average
(Dollars in thousands)				Minimum	Maximum

Investment securities available-for-sale:

Private label MBS	$13,914	Discounted cash flows	Discount rate	14.5%	14.5%	14.5%
			Prepayment rate	3.3%	20.9%	11.4%
			Projected Cumulative Loss Rate	0.0%	6.8%	3.0%

Puerto Rico government obligations	2,824	Discounted cash flows	Discount rate	6.3%	6.3%	6.3%
			Prepayment rate	3.0%	3.0%	3.0%

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

The table below summarizes changes in unrealized gains and losses recorded in earnings for the quarters and nine-month periods ended September 30, 2019 and 2018 for Level 3 assets and liabilities that are still held at the end of each period:

	Quarter Ended September 30,		Nine-Month Period Ended September 30,
	2019	2018	2019	2018
	Changes in Unrealized Losses	Changes in Unrealized Losses	Changes in Unrealized Losses	Changes in Unrealized Losses
Level 3 Instruments Only	Securities Available for Sale	Securities Available for Sale	Securities Available for Sale	Securities Available for Sale
(In thousands)
Changes in unrealized losses relating to assets
still held at reporting date:
Net impairment losses on available-for-sale investment
securities (credit component)	$(497)	$-	$(497)	$-

Additionally, fair value is used on a nonrecurring basis to evaluate certain assets in accordance with GAAP. Adjustments to fair value usually result from the application of lower-of-cost or market accounting (e.g., loans held for sale carried at the lower-of-cost or fair value and repossessed assets) or write downs of individual assets (e.g., goodwill and loans).

As of September 30, 2019, impairment or valuation adjustments were recorded for assets recognized at fair value on a non-recurring basis as shown in the following table:

	Carrying value as of September 30, 2019			Losses recorded for the Quarter Ended September 30, 2019	Losses recorded for the Nine-Month Period Ended September 30, 2019
	Level 1	Level 2	Level 3
(In thousands)

Loans receivable (1)	$-	$-	$211,406	$(6,221)	$(14,546)
OREO (2)	-	-	103,033	(1,311)	(5,513)
Loans held for sale (3)	-	-	6,906	-	-

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

(3)

Nonaccrual commercial mortgage loan transferred to held for sale in 2018 and still in inventory at period end. The value of this loan was primarily derived from broker price opinions that the Corporation considered.

As of September 30, 2018, impairment or valuation adjustments were recorded for assets recognized at fair value on a non-recurring basis as shown in the following table:

				Losses recorded	Losses recorded
				for the Quarter Ended	for the Nine-Month Period Ended
	Carrying value as of September 30, 2018			September 30, 2018	September 30, 2018
	Level 1	Level 2	Level 3
(In thousands)

Loans receivable (1)	$-	$-	$442,248	$(7,967)	$(20,622)
OREO (2)	-	-	135,218	(3,244)	(9,817)
Loans held for sale (3)	-	-	44,177	(10,102)	(14,642)

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

Qualitative information regarding the fair value measurements for Level 3 financial instruments as of September 30, 2019 are as follows:

September 30, 2019
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

The following tables present the carrying value, estimated fair value and estimated fair value level of the hierarchy of financial instruments as of September 30, 2019 and December 31, 2018:

	Total Carrying Amount in Statement of Financial Condition September 30, 2019	Fair Value Estimate September 30, 2019	Level 1	Level 2	Level 3

(In thousands)
Assets:
Cash and due from banks and money
market investments (amortized cost)	$975,937	$975,937	$975,937	$-	$-
Investment securities available
for sale (fair value)	1,736,563	1,736,563	7,485	1,714,068	15,010
Investment securities held to maturity (amortized cost)	138,676	115,443	-	-	115,443
Equity Securities (fair value)	45,228	45,228	1,435	43,793	-
Loans held for sale (lower of cost or market)	42,470	43,299	-	36,393	6,906
Loans held for investment (amortized cost)	8,968,420
Less: allowance for loan and lease losses	(165,575)
Loans held for investment, net of allowance	$8,802,845	8,532,241	-	-	8,532,241
Derivatives, included in assets (fair value)	304	304	-	304	-

Liabilities:
Deposits (amortized cost)	9,132,899	9,153,256	-	9,153,256	-
Securities sold under agreements
to repurchase (amortized cost)	100,000	122,652	-	122,652	-
Advances from FHLB (amortized cost)	740,000	744,298	-	744,298	-
Other borrowings (amortized cost)	184,150	182,587	-	-	182,587
Derivatives, included in liabilities (fair value)	183	183	-	183	-

	Total Carrying Amount in Statement of Financial Condition December 31, 2018	Fair Value Estimate December 31, 2018	Level 1	Level 2	Level 3

(In thousands)
Assets:
Cash and due from banks and money
market investments (amortized cost)	$586,203	$586,203	$586,203	$-	$-
Investment securities available
for sale (fair value)	1,942,568	1,942,568	7,456	1,917,874	17,238
Investment securities held to maturity (amortized cost)	144,815	125,658	-	-	125,658
Equity securities (fair value)	44,530	44,530	418	44,112	-
Loans held for sale (lower of cost or market)	43,186	43,831	-	27,720	16,111
Loans held for investment (amortized cost)	8,858,123
Less: allowance for loan and lease losses	(196,362)
Loans held for investment, net of allowance	$8,661,761	8,213,144	-	-	8,213,144
Derivatives, included in assets (fair value)	1,018	1,018	-	1,018	-

Liabilities:
Deposits (amortized cost)	8,994,714	9,005,679	-	9,005,679	-
Securities sold under
agreements to repurchase (amortized cost)	150,086	169,366	-	169,366	-
Advances from FHLB (amortized cost)	740,000	730,253	-	730,253	-
Other borrowings (amortized cost)	184,150	177,201	-	-	177,201
Derivatives, included in liabilities (fair value)	1,000	1,000	-	1,000	-

The short-term nature of certain assets and liabilities result in their carrying value approximating fair value. These include cash and cash due from banks and other short-term assets, such as FHLB stock. Certain assets, the most significant being premises and equipment, mortgage servicing rights, deposits base, and other customer relationship intangibles, are not considered financial instruments and are not included above. Accordingly, this fair value information is not intended to, and does not, represent the Corporation’s underlying value. Many of these assets and liabilities subject to the disclosure requirements are not actively traded, requiring management to estimate fair values. These estimates necessarily involve the use of assumptions and judgment about a wide variety of factors, including but not limited to, relevancy of market prices of comparable instruments, expected futures cash flows, and appropriate discount rates.

NOTE 25 – REVENUE FROM CONTRACTS WITH CUSTOMERS

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

Disaggregation of Revenue

The following table summarizes the Corporation’s revenue, which includes net interest income on financial instruments and non-interest income, disaggregated by type of service and business segment for the quarters and nine-month periods ended September 30, 2019 and 2018:

(In thousands)	Mortgage Banking	Consumer (Retail) Banking	Commercial and Corporate	Treasury and Investments	United States Operations	Virgin Islands Operations	Total
Quarter ended September 30, 2019:
Net interest income (1)	$16,991	$62,164	$25,699	$18,147	$14,977	$6,447	$144,425
Service charges and fees on deposit accounts	-	3,771	1,443	-	172	722	6,108
Insurance commissions	-	1,854	-	-	22	107	1,983
Merchant-related income	-	1,017	271	-	-	310	1,598
Credit and debit card fees	-	4,897	283	-	212	525	5,917
Other service charges and fees	67	828	300	-	169	76	1,440
Not in scope of ASC Topic 606 (1)	4,333	338	34	(433)	65	18	4,355
Total non-interest income	4,400	12,705	2,331	(433)	640	1,758	21,401
Total Revenue	$21,391	$74,869	$28,030	$17,714	$15,617	$8,205	$165,826

(In thousands)	Mortgage Banking	Consumer (Retail) Banking	Commercial and Corporate	Treasury and Investments	United States Operations	Virgin Islands Operations	Total
Quarter ended September 30, 2018:
Net interest income (1)	$19,593	$59,835	$19,711	$11,282	$15,080	$7,020	$132,521
Service charges and fees on deposit accounts	-	3,420	1,312	-	141	697	5,570
Insurance commissions	-	1,392	-	-	20	82	1,494
Merchant-related income	-	1,003	205	-	-	198	1,406
Credit and debit card fees	-	4,325	310	-	157	492	5,284
Other service charges and fees	135	1,798	180	-	247	100	2,460
Not in scope of ASC Topic 606 (1)	4,417	385	(2,692)	151	59	(11)	2,309
Total non-interest income	4,552	12,323	(685)	151	624	1,558	18,523
Total Revenue	$24,145	$72,158	$19,026	$11,433	$15,704	$8,578	$151,044

(In thousands)	Mortgage Banking	Consumer (Retail) Banking	Commercial and Corporate	Treasury and Investments	United States Operations	Virgin Islands Operations	Total
Nine-month period ended September 30, 2019:
Net interest income (1)	$52,051	$185,914	$69,171	$52,804	$47,328	$19,884	$427,152
Service charges and fees on deposit accounts	-	10,704	4,355	-	458	2,194	17,711
Insurance commissions	-	7,799	-	-	51	408	8,258
Merchant-related income	-	2,953	467	-	-	789	4,209
Credit and debit card fees	-	14,040	927	-	561	1,561	17,089
Other service charges and fees	141	2,651	1,042	-	526	875	5,235
Not in scope of ASC Topic 606 (1)	12,114	1,091	355	(287)	346	46	13,665
Total non-interest income	12,255	39,238	7,146	(287)	1,942	5,873	66,167
Total Revenue	$64,306	$225,152	$76,317	$52,517	$49,270	$25,757	$493,319

(In thousands)	Mortgage Banking	Consumer (Retail) Banking	Commercial and Corporate	Treasury and Investments	United States Operations	Virgin Islands Operations	Total
Nine-month period ended September 30, 2018:
Net interest income (1)	$60,900	$166,022	$59,074	$36,243	$43,525	$21,921	$387,685
Service charges and fees on deposit accounts	-	9,864	3,634	-	417	2,087	16,002
Insurance commissions	-	6,154	-	-	65	410	6,629
Merchant-related income	-	2,612	567	-	-	591	3,770
Credit and debit card fees	-	12,790	901	-	436	1,552	15,679
Other service charges and fees	189	3,409	784	71	1,226	451	6,130
Not in scope of ASC Topic 606 (1)	13,113	675	(3,101)	2,529	348	5	13,569
Total non-interest income	13,302	35,504	2,785	2,600	2,492	5,096	61,779
Total Revenue	$74,202	$201,526	$61,859	$38,843	$46,017	$27,017	$449,464

(1) Most of the Corporation’s revenue is not within the scope of ASC Topic 606. The guidance explicitly excludes net interest income from financial assets and liabilities, as well as other noninterest income from loans, leases, investment securities and derivative financial instruments.

For the nine-month periods ended September 30, 2019 and 2018, substantially all of the Corporation’s revenue within the scope of ASC Topic 606 was related to performance obligations satisfied at a point in time.

The following is a discussion of the Corporation’s revenues that are within the scope of ASC Topic 606.

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

Insurance Commissions

For insurance commissions, which include regular and contingent commissions paid to the Corporation’s insurance agency, the agreements contain a performance obligation related to the sale/issuance of the policy and ancillary administrative post-issuance support. The performance obligation are satisfied when the policies are issued, and revenue is recognized at that point in time. In addition, contingent commission income was found to be constrained, as defined under the new standard. Contingent commission income is included in the transaction price only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur or payments are received. For the quarter and nine-month period ended September 30, 2019, the Corporation recognized revenue of $0.3 million and $3.0 million, respectively, at the time that payments were confirmed and constraints were released, compared to zero and $2.4 million for the quarter and nine-month period ended September 30, 2018, respectively.

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

Contract Balances

A contract liability is an entity’s obligation to transfer goods or services to a customer in exchange for consideration from the customer. As discussed above, during 2015, the Bank entered into a long-term strategic marketing alliance with another entity to which the Bank sold its merchant contracts portfolio and related POS terminals. Merchant services are marketed through FirstBank’s branches and offices in Puerto Rico and the Virgin Islands. Under the revenue-sharing agreement, FirstBank shares with this entity revenues generated by the merchant contracts over the term of the 10-year agreement. As of September 30, 2019, and December 31, 2018, this contract liability amounted to $1.8 million and $2.1 million, respectively, which will be recognized over the remaining term of the contract. For the quarters and nine-month period ended September 30, 2019 and 2018, the Corporation recognized revenue and its contract liabilities decreased by approximately $0.1 million and $0.2 million, respectively, due to the completion of performance over time. There were no changes in contract liabilities due to changes in transaction price estimates.

A contract asset is the right to consideration for transferred goods or services when the amount is conditioned on something other than the passage of time. As of September 30, 2019 and December 31, 2018, there were no receivables from contracts with customers or contract assets recorded on the Corporation’s consolidated financial statements.

Other

Except for the contract liabilities noted above, the Corporation did not have any significant performance obligations as of September 30, 2019. The Corporation also did not have any material contract acquisition costs and did not make any significant judgments or estimates in recognizing revenue for financial reporting purposes.

NOTE 26 – SUPPLEMENTAL STATEMENT OF CASH FLOWS INFORMATION

Supplemental statement of cash flows information is as follows:

	Nine-Month Period Ended September 30,
	2019	2018
	(In thousands)

Cash paid for:
Interest on borrowings	$79,789	$74,674
Income tax	10,238	5,290
Operating cash flow from operating leases	7,619	-
Non-cash investing and financing activities:
Additions to OREO	29,670	36,378
Additions to auto and other repossessed assets	34,497	40,873
Capitalization of servicing assets	2,855	3,028
Loan securitizations	173,428	181,169
Loans held for investment transferred to held for sale	20,928	90,319
Loans held for sale transferred to held for investment	-	2,179
ROU asset obtained in exchange for operating lease liabilities	8,139	-
Adoption of lease accounting standard:
ROU assets operating leases	57,178	-
ROU liabilities operating leases	59,818	-

NOTE 27 – SEGMENT INFORMATION

Based upon the Corporation’s organizational structure and the information provided to the Chief Executive Officer and, to a lesser extent, the Board of Directors of the Corporation, the operating segments are based primarily on the Corporation’s lines of business for its operations in Puerto Rico, the Corporation’s principal market, and by geographic areas for its operations outside of Puerto Rico. As of September 30, 2019, the Corporation had six reportable segments: Commercial and Corporate Banking; Mortgage Banking; Consumer (Retail) Banking; Treasury and Investments; United States Operations; and Virgin Islands Operations. Management determined the reportable segments based on the internal structure used to evaluate performance and to assess where to allocate resources. Other factors, such as the Corporation’s organizational chart, nature of the products, distribution channels, and the economic characteristics of the products, were also considered in the determination of the reportable segments.

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

The following table presents information about the reportable segments for the indicated periods:

(In thousands)	Mortgage Banking	Consumer (Retail) Banking	Commercial and Corporate	Treasury and Investments	United States Operations	Virgin Islands Operations	Total
For the quarter ended September 30, 2019:
Interest income	$30,091	$55,772	$39,146	$15,671	$24,229	$7,386	$172,295
Net (charge) credit for transfer of funds	(13,100)	16,557	(13,447)	11,411	(1,421)	-	-
Interest expense	-	(10,165)	-	(8,935)	(7,831)	(939)	(27,870)
Net interest income	16,991	62,164	25,699	18,147	14,977	6,447	144,425

(Provision) release for loan and lease losses	(2,134)	(11,187)	5,677	-	(1,462)	1,708	(7,398)
Non-interest income (loss)	4,400	12,705	2,331	(433)	640	1,758	21,401
Direct non-interest expenses	(7,768)	(30,282)	(8,256)	(740)	(8,496)	(7,105)	(62,647)
Segment income	$11,489	$33,400	$25,451	$16,974	$5,659	$2,808	$95,781

Average earnings assets	$2,141,383	$2,009,060	$2,487,409	$2,485,141	$1,963,559	$466,707	$11,553,259

(In thousands)	Mortgage Banking	Consumer (Retail) Banking	Commercial and Corporate	Treasury and Investments	United States Operations	Virgin Islands Operations	Total
For the quarter ended September 30, 2018:
Interest income	$31,746	$46,052	$34,644	$15,911	$21,227	$7,912	$157,492
Net (charge) credit for transfer of funds	(12,153)	20,947	(14,933)	6,446	(307)	-	-
Interest expense	-	(7,164)	-	(11,075)	(5,840)	(892)	(24,971)
Net interest income	19,593	59,835	19,711	11,282	15,080	7,020	132,521

(Provision) release for loan and lease losses	635	2,485	(10,684)	-	(5,130)	1,170	(11,524)
Non-interest income	4,552	12,323	(685)	151	624	1,558	18,523
Direct non-interest expenses	(12,001)	(28,210)	(7,911)	(878)	(8,279)	(7,194)	(64,473)
Segment income	$12,779	$46,433	$431	$10,555	$2,295	$2,554	$75,047

Average earnings assets	$2,248,691	$1,645,170	$2,486,910	$2,637,825	$1,752,007	$527,468	$11,298,071

(In thousands)	Mortgage Banking	Consumer (Retail) Banking	Commercial and Corporate	Treasury and Investments	United States Operations	Virgin Islands Operations	Total
Nine-Month Period Ended September 30, 2019
Interest income	$91,493	$158,548	$114,643	$47,553	$73,350	$22,690	$508,277
Net (charge) credit for transfer of funds	(39,442)	54,743	(45,472)	34,403	(4,232)	-	-
Interest expense	-	(27,377)	-	(29,152)	(21,790)	(2,806)	(81,125)
Net interest income	52,051	185,914	69,171	52,804	47,328	19,884	427,152

(Provision) release for loan and lease losses	(9,241)	(28,982)	12,253	-	(7,764)	1,982	(31,752)
Non-interest income (loss)	12,255	39,238	7,146	(287)	1,942	5,873	66,167
Direct non-interest expenses	(25,810)	(88,533)	(26,457)	(2,031)	(25,641)	(22,090)	(190,562)
Segment income	$29,255	$107,637	$62,113	$50,486	$15,865	$5,649	$271,005

Average earnings assets	$2,182,680	$1,914,372	$2,509,611	$2,429,576	$1,935,768	$470,236	$11,442,243

(In thousands)	Mortgage Banking	Consumer (Retail) Banking	Commercial and Corporate	Treasury and Investments	United States Operations	Virgin Islands Operations	Total
Nine-Month Period Ended September 30, 2018
Interest income	$95,927	$132,652	$102,255	$45,593	$61,634	$24,482	$462,543
Net (charge) credit for transfer of funds	(35,027)	54,233	(43,181)	25,125	(1,150)	-	-
Interest expense	-	(20,863)	-	(34,475)	(16,959)	(2,561)	(74,858)
Net interest income	60,900	166,022	59,074	36,243	43,525	21,921	387,685

Provision for loan and lease losses	(4,004)	(16,011)	(19,744)	-	(8,186)	(3,659)	(51,604)
Non-interest income	13,302	35,504	2,785	2,600	2,492	5,096	61,779
Direct non-interest expenses	(30,192)	(84,173)	(22,710)	(2,777)	(24,768)	(22,224)	(186,844)
Segment income (loss)	$40,006	$101,342	$19,405	$36,066	$13,063	$1,134	$211,016

Average earnings assets	$2,269,960	$1,601,812	$2,546,090	$2,597,967	$1,734,970	$546,610	$11,297,409

The following table presents a reconciliation of the reportable segment financial information to the consolidated totals for the indicated periods:

	Quarter Ended		Nine-Month Period Ended
	September 30,		September 30,
	2019	2018	2019	2018

Net income :

Total income for segments and other	$95,781	$75,047	$271,005	$211,016
Other operating expenses (1)	(30,186)	(26,392)	(85,180)	(80,264)
Income before income taxes	65,595	48,655	185,825	130,752
Income tax expense	19,268	12,332	54,897	30,249
Total consolidated net income	$46,327	$36,323	$130,928	$100,503

Average assets:

Total average earning assets for segments	$11,553,259	$11,298,071	$11,442,243	$11,297,409
Average non-earning assets	933,250	929,362	964,799	945,671
Total consolidated average assets	$12,486,509	$12,227,433	$12,407,042	$12,243,080

(1) Expenses pertaining to corporate administrative functions that support the operating segment, but are not specifically attributable to or managed by any segment are not included in the reported financial results of the operating segments. The unallocated corporate expenses include certain general and administrative expenses and related depreciation and amortization expenses.

NOTE 28 – REGULATORY MATTERS, COMMITMENTS AND CONTINGENCIES

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

Under the fully phased-in Basel III rules, in order to be considered adequately capitalized and not subject to the above-described limitations, the Corporation is required to maintain: (i) a minimum CET1 capital to risk-weighted assets ratio of at least 4.5%, plus the 2.5% “capital conservation buffer,” resulting in a required minimum CET1 ratio of at least 7%; (ii) a minimum ratio of total Tier 1 capital to risk-weighted assets of at least 6.0%, plus the 2.5% capital conservation buffer, resulting in a required minimum Tier 1 capital ratio of 8.5%; (iii) a minimum ratio of total Tier 1 plus Tier 2 capital to risk-weighted assets of at least 8.0%, plus the 2.5% capital conservation buffer, resulting in a required minimum total capital ratio of 10.5%; and (iv) a required minimum leverage ratio of 4%, calculated as the ratio of Tier 1 capital to average on-balance sheet (non-risk adjusted) assets.

In addition, as required under the Basel III rules, the Corporation’s TRuPs were fully phased-out from Tier 1 capital as of January 1, 2016. However, the Corporation’s TRuPs may continue to be included in Tier 2 capital until the instruments are redeemed or mature.

The Federal Reserve Board, the FDIC, and the Office of the Comptroller of the Currency (collectively “the agencies”) have issued several rulemakings over the last two years to simplify certain aspects of the capital rule. For example, the capital rule included transitional arrangements for certain requirements. Under such transitional arrangements in the capital rule, any amount of mortgage servicing assets, temporary difference deferred tax assets, and investments in the capital of unconsolidated financial institutions that a banking organization did not deduct from common equity tier 1 capital was risk weighted at 100 percent until January 1, 2018. In 2017, the agencies adopted a transition rule to allow non-advanced approaches banking organizations, such as the Corporation and FirstBank, to continue to apply the transition treatment in effect in 2017 (including the 100 percent risk weight for mortgage servicing assets, temporary difference deferred tax assets, and significant investments in the capital of unconsolidated financial institutions) while the agencies considered the simplifications proposal.

On July 9, 2019, the agencies adopted a final rule that supersedes the regulatory capital transition rules and eliminates the transition provisions that are no longer operative. The final rule will be generally effective April 1, 2020 and eliminates: (i) the 10 percent common equity tier 1 capital deduction threshold, which applies individually to holdings of mortgage servicing assets, temporary difference deferred tax assets, and significant investments in the capital of unconsolidated financial institutions in the form of common stock; (ii) the 15 percent common equity tier 1 capital deduction threshold, which applies to the aggregate amount of such items; (iii) the 10 percent threshold for non-significant investments, which applies to holdings of regulatory capital of unconsolidated financial institutions; and (iv) the deduction treatment for significant investments in the capital of unconsolidated financial institutions that are not in the form of common stock. Instead of the current capital rule's treatments for mortgage servicing assets, temporary difference deferred tax assets, and investments in the capital of unconsolidated financial institutions, the final rule requires non-advanced approaches banking organizations to deduct from common equity tier 1 capital any amount of mortgage servicing assets, temporary difference deferred tax assets, and investments in the capital of unconsolidated financial institutions that individually exceeds 25 percent of common equity tier 1 capital of the banking organization (the 25 percent common equity tier 1 capital deduction threshold). The final rule retains the deferred requirement that a banking organization must apply a 250 percent risk weight to non-deducted mortgage servicing assets or temporary difference deferred tax assets.

Please refer to the discussion in “Part I, – Item 1, – Business – Supervision and Regulation,” included in the 2018 Annual Report on Form 10-K for a more complete discussion of supervision and regulatory matters and activities that affect the Corporation and its subsidiaries; also refer to Note 1 for a preliminary estimate of the effect of the adoption of CECL in the regulatory capital ratios.

The regulatory capital positions of the Corporation and FirstBank as of September 30, 2019 and December 31, 2018 were as follows:

	Regulatory Requirements

	Actual		For Capital Adequacy Purposes		To be Well-Capitalized-General Thresholds

	Amount	Ratio	Amount	Ratio	Amount	Ratio

(Dollars in thousands)
As of September 30, 2019
Total Capital (to
Risk-Weighted Assets)
First BanCorp.	$2,255,216	25.27%	$713,860	8.0%	N/A	N/A
FirstBank	$2,211,861	24.78%	$714,181	8.0%	$892,726	10.0%
Common Equity Tier 1 Capital
(to Risk-Weighted Assets)
First BanCorp.	$1,928,388	21.61%	$401,546	4.5%	N/A	N/A
FirstBank	$1,791,714	20.07%	$401,727	4.5%	$580,272	6.5%
Tier I Capital (to
Risk-Weighted Assets)
First BanCorp.	$1,964,492	22.02%	$535,395	6.0%	N/A	N/A
FirstBank	$2,099,714	23.52%	$535,636	6.0%	$714,181	8.0%
Leverage ratio
First BanCorp.	$1,964,492	16.04%	$489,879	4.0%	N/A	N/A
FirstBank	$2,099,714	17.16%	$489,492	4.0%	$611,865	5.0%

As of December 31, 2018
Total Capital (to
Risk-Weighted Assets)
First BanCorp.	$2,118,940	24.00%	$706,418	8.0%	N/A	N/A
FirstBank	$2,075,894	23.51%	$706,426	8.0%	$883,032	10.0%
Common Equity Tier 1 Capital
(to Risk-Weighted Assets)
First BanCorp.	$1,792,880	20.30%	$397,360	4.5%	N/A	N/A
FirstBank	$1,656,563	18.76%	$397,365	4.5%	$573,971	6.5%
Tier I Capital (to
Risk-Weighted Assets)
First BanCorp.	$1,828,984	20.71%	$529,814	6.0%	N/A	N/A
FirstBank	$1,964,563	22.25%	$529,819	6.0%	$706,426	8.0%
Leverage ratio
First BanCorp.	$1,828,984	15.37%	$475,924	4.0%	N/A	N/A
FirstBank	$1,964,563	16.53%	$475,490	4.0%	$594,362	5.0%

The Corporation enters into financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments may include commitments to extend credit. As of September 30, 2019, commitments to extend credit amounted to approximately $1.3 billion, of which $665.2 million related to credit card loans. Commercial and financial standby letters of credit amounted to approximately $98.5 million. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Since certain commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. For most of the commercial lines of credit, the Corporation has the option to reevaluate the agreement prior to additional disbursements. In the case of credit cards and personal lines of credit, the Corporation can cancel the unused credit facility at any time and without cause.

As of September 30, 2019, First BanCorp. and its subsidiaries were defendants in various legal proceedings, claims and other loss contingencies arising in the ordinary course of business. On at least a quarterly basis, the Corporation assesses its liabilities and contingencies in connection with threatened and outstanding legal proceedings, claims and other loss contingencies utilizing the latest information available. For legal proceedings, claims and other loss contingencies where it is both probable that the Corporation will incur a loss and the amount can be reasonably estimated, the Corporation establishes an accrual for the loss. Once established, the accrual is adjusted as appropriate to reflect any relevant developments. For legal proceedings, claims and other loss contingencies where a loss is not probable or the amount of the loss cannot be estimated, no accrual is established.

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

While the final outcome of legal proceedings, claims and other loss contingencies is inherently uncertain, based on information currently available, management believes that the final disposition of the Corporation’s legal proceedings, claims and other loss contingencies, to the extent not previously provided for, will not have a material negative adverse effect on the Corporation’s consolidated financial position as a whole.

If management believes that, based on available information, it is at least reasonably possible that a material loss (or additional material loss in excess of any accrual) will be incurred in connection with any legal contingencies, the Corporation discloses an estimate of the possible loss or range of loss, either individually or in the aggregate, as appropriate, if such an estimate can be made, or discloses that an estimate cannot be made. Based on the Corporation’s assessment as of September 30, 2019, no such disclosures were necessary.

Set forth below is a description of the Corporation’s significant legal proceedings:

Ramírez Torres, et al. v. Banco Popular de Puerto Rico, et al. FirstBank was named a defendant in a punitive class action complaint (the “Complaint”), filed in February 2017 at the Court of First Instance in San Juan, Puerto Rico. The Complaint sought damages and preliminary injunctive relief on behalf of the purported class (“Plaintiffs”) against FirstBank, Banco Popular de Puerto Rico and other financial institutions with insurance agency subsidiaries in Puerto Rico (“Defendants”). Plaintiffs alleged that Defendants had been unjustly enriched by failing to reimburse them for "good experience" commissions allegedly paid by Antilles Insurance Company and Puerto Rico Home Insurance Company. In March 2017, FirstBank filed a Motion to Dismiss and a Motion for Declaratory Judgment and Third-Party Complaint (the “Third-Party Complaint”) against Antilles Insurance Company and the Insurance Commissioner's Office. All of the other Defendants filed motions to dismiss the Complaint and opposed the request for preliminary injunctive relief. Antilles Insurance Company filed a motion against the Third-Party Complaint filed by FirstBank, which FirstBank opposed. The Insurance Commissioner's Office filed a Motion for Summary Judgment. In July 2017, the Court issued a Judgment granting the Motions to Dismiss filed by Defendants and dismissing the Complaint with prejudice, except the Third-Party Complaint filed by FirstBank, which was dismissed without prejudice. In August 2017, Plaintiffs filed an appeal before the Puerto Rico Court of Appeals and FirstBank and the other Defendants filed their Oppositions to Plaintiffs’ appeal. In March 2018, the Court of Appeals entered a Judgment revoking the lower court’s Judgment. One Defendant filed for reconsideration, which was denied, and all the other Defendants filed their respective Petitions of Certiorari before the Puerto Rico Supreme Court, which also denied review. Defendants subsequently filed for reconsideration. All Motions for Reconsideration were denied, and the case was remanded to the Court of First Instance for the continuation of proceedings. A Class certification hearing scheduled for May 2, 2019 was changed to a status hearing. Parties discussed their respective positions, specifically that prior to any other hearing, it was imperative that the Court resolved FirstBank’s motion seeking Declaratory Judgment. Memorandums of law regarding the validity of the Antilles Insurance policy endorsement were filed on June 3, 2019 in compliance with a court order. A preliminary injunction hearing was held in September 2019. Following the hearing, Plaintiffs sought to voluntarily dismiss the Complaint against FirstBank and FirstBank Insurance Agency with prejudice and FirstBank agreed to voluntarily dismiss its Third-Party Complaint against Antilles Insurance Company and the Insurance Commissioner's Office without prejudice. Joint motions for the voluntary dismissal of said complaints were filed. On September 12, 2019, the Court entered judgment dismissing the Complaint and Third-Party Complaint as requested by the parties.

NOTE 29 – FIRST BANCORP. (HOLDING COMPANY ONLY) FINANCIAL INFORMATION

The following condensed financial information presents the financial position of the Holding Company only as of September 30, 2019 and December 31, 2018, and the results of its operations for the quarters and nine-month periods ended September 30, 2019 and 2018.

Statements of Financial Condition
(Unaudited)

	As of September 30,	As of December 31,
	2019	2018

(In thousands)

Assets
Cash and due from banks	$20,047	$10,984
Money market investments	6,211	6,111
Other investment securities	285	285
Investment in First Bank Puerto Rico, at equity	2,335,304	2,179,655
Investment in First Bank Insurance Agency, at equity	23,770	17,780
Investment in FBP Statutory Trust I	1,963	1,963
Investment in FBP Statutory Trust II	3,561	3,561
Other assets	4,667	12,219
Total assets	$2,395,808	$2,232,558
Liabilities and Stockholdersʼ Equity
Liabilities:
Other borrowings	$184,150	$184,150
Accounts payable and other liabilities	11,063	3,704
Total liabilities	195,213	187,854
Stockholdersʼ equity	2,200,595	2,044,704
Total liabilities and stockholdersʼ equity	$2,395,808	$2,232,558

Statements of Income
(Unaudited)

	Quarter Ended		Nine-Month Period Ended
	September 30,		September 30,
	2019	2018	2019	2018
(In thousands)

Income:
Interest income on money market investments	$44	$5	$189	$15
Interest income on loans	-	105	-	105
Dividend income from banking subsidiaries	7,750	2,900	28,500	28,284
Other income	70	70	216	203
	7,864	3,080	28,905	28,607
Expense:
Other borrowings	2,331	2,315	7,210	6,635
Other operating expenses	644	624	1,749	1,851
	2,975	2,939	8,959	8,486
Gain on early extinguishment of debt	-	-	-	2,316
Income before income taxes and equity
in undistributed earnings of subsidiaries	4,889	141	19,946	22,437
Income tax provision	1,037	-	2,376	-
Equity in undistributed earnings of subsidiaries	42,475	36,182	113,358	78,066
Net income	$46,327	$36,323	$130,928	$100,503
Other comprehensive income (loss), net of tax	7,562	(10,780)	45,539	(42,272)
Comprehensive income	$53,889	$25,543	$176,467	$58,231

NOTE 30 – SUBSEQUENT EVENTS

The Corporation has performed an evaluation of events occurring subsequent to September 30, 2019; management has determined that, other than the execution of the stock purchase agreement to acquire BSPR, which is disclosed on Note 2 above, there were no events occurring in this period that require disclosure in or adjustment to the accompanying financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)

SELECTED FINANCIAL DATA
	Quarter ended		Nine-Month Period Ended
(In thousands, except for per share data and financial ratios)	September 30,		September 30,
	2019	2018	2019	2018
Condensed Income Statements:
Total interest income	$172,295	$157,492	$508,277	$462,543
Total interest expense	27,870	24,971	81,125	74,858
Net interest income	144,425	132,521	427,152	387,685
Provision for loan and lease losses	7,398	11,524	31,752	51,604
Non-interest income	21,401	18,523	66,167	61,779
Non-interest expenses	92,833	90,865	275,742	267,108
Income before income taxes	65,595	48,655	185,825	130,752
Income tax expense	19,268	12,332	54,897	30,249
Net income	46,327	36,323	130,928	100,503
Net income attributable to common stockholders	45,658	35,654	128,921	98,496
Per Common Share Results:
Net earnings per common share-basic	$0.21	$0.16	$0.60	$0.46
Net earnings per common share-diluted	$0.21	$0.16	$0.59	$0.45
Cash dividends declared	$0.03	$-	$0.09	$-
Average shares outstanding	216,690	216,149	216,569	215,516
Average shares outstanding diluted	217,227	216,775	217,053	216,584
Book value per common share	$9.96	$8.71	$9.96	$8.71
Tangible book value per common share (1)	$9.79	$8.52	$9.79	$8.52
Selected Financial Ratios (In Percent):
Profitability:
Return on Average Assets	1.47	1.18	1.41	1.10
Interest Rate Spread	4.42	4.13	4.42	4.09
Net Interest Margin	4.89	4.54	4.90	4.48
Interest Rate Spread - tax equivalent basis (2)	4.59	4.32	4.60	4.27
Net Interest Margin - tax equivalent basis (2)	5.06	4.73	5.08	4.66
Return on Average Total Equity	8.39	7.69	8.19	7.28
Return on Average Common Equity	8.53	7.84	8.33	7.43
Average Total Equity to Average Total Assets	17.55	15.32	17.22	15.07
Tangible common equity ratio (1)	17.03	15.22	17.03	15.22
Dividend payout ratio	14.24	-	15.12	-
Efficiency ratio (3)	55.98	60.16	55.90	59.43
Asset Quality:
Allowance for loan and lease losses to total loans held for investment	1.85	2.30	1.85	2.30
Net charge-offs (annualized) to average loans (4)	0.61	1.52	0.93	1.27
Provision for loan and lease losses to net charge-offs	53.48	34.93	50.77	62.26
Non-performing assets to total assets (4)	2.65	4.28	2.65	4.28
Nonaccrual loans held for investment to total loans held for investment (4)	2.41	3.89	2.41	3.89
Allowance to total nonaccrual loans held for investment (4)	76.57	59.10	76.57	59.10
Allowance to total nonaccrual loans held for investment,
excluding residential real estate loans	185.65	109.79	185.65	109.79
Other Information:
Common Stock Price: End of period	$9.98	$9.10	$9.98	$9.10

	As of September 30, 2019	As of December 31, 2018

Balance Sheet Data:
Total loans, including loans held for sale	$9,010,890	$8,901,309
Allowance for loan and lease losses	165,575	192,362
Money market and investment securities	2,018,198	2,139,503
Intangible assets	36,438	38,757
Deferred tax asset, net	273,845	319,851
Total assets	12,530,713	12,243,561
Deposits	9,132,899	8,994,714
Borrowings	1,024,150	1,074,236
Total preferred equity	36,104	36,104
Total common equity	2,159,367	2,049,015
Accumulated other comprehensive income (loss), net of tax	5,124	(40,415)
Total equity	2,200,595	2,044,704

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

EXECUTIVE SUMMARY

First BanCorp. is a diversified financial holding company headquartered in San Juan, Puerto Rico offering a full range of financial products to consumers and commercial customers through various subsidiaries. First BanCorp. is the holding company (the “Holding Company”) of FirstBank Puerto Rico (“FirstBank” or the “Bank”) and FirstBank Insurance Agency. Through its wholly-owned subsidiaries, the Corporation operates in Puerto Rico, the United States Virgin Islands (the “USVI”) and British Virgin Islands (the “BVI”), and the State of Florida (USA), concentrating on commercial banking, residential mortgage loan originations, finance leases, credit cards, personal loans, small loans, auto loans, and insurance agency activities.

SIGNIFICANT EVENTS

On October 21, 2019, the Corporation announced the signing of a stock purchase agreement for FirstBank to acquire Santander Bancorp, the holding company of Banco Santander Puerto Rico (“BSPR”). The purchase price will be a base amount of $425 million, which represents a $63 million premium on the $362 million of Santander Bancorp’s consolidated core tangible common equity as of June 30, 2019, plus $638 million of Santander Bancorp’s consolidated excess capital as of June 30, 2019 paid at par, in an all cash transaction, subject to adjustment based on Santander Bancorp’s consolidated balance sheet as of the closing of the acquisition. The transaction is structured as an acquisition of all of the issued and outstanding common stock of Santander Bancorp, the sole shareholder of BSPR, immediately followed by the merger of BSPR and its holding company into FirstBank, with FirstBank being the surviving entity. As part of the transaction, FirstBank will also acquire the operations of Santander Insurance Agency, Inc., a wholly owned subsidiary of BSPR.

As of June 30, 2019, BSPR had $6.2 billion of assets, $3.1 billion of loans, and $5.0 billion of deposits and operated a branch network of 27 locations spanning 15 municipalities across Puerto Rico. As part of the transaction, FirstBank will not assume any of BSPR’s non-performing assets. The Corporation believes that the acquisition will significantly improve its scale and competitiveness in Puerto Rico, while enhancing its funding and risk profile and expanding its talent bench across retail, commercial business banking, and risk management functions. In addition, the Corporation believes the acquisition will result in cost savings and other potential synergies.

The stock purchase agreement has been unanimously approved by the Corporation’s and FirstBank’s Boards of Directors. The transaction is subject to the satisfaction of customary closing conditions, including receipt of all required regulatory approvals, and is expected to close in the middle of 2020. The Corporation expects to incur in restructuring charges of approximately $76 million expected to be phased-in 50% at closing with the remainder of the charges to be incurred in 2021. See "Note 2 - Potential Acquisition of Banco Santander Puerto Rico" to the accompanying unaudited consolidated financial statements for additional information.

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

The Corporation had net income of $46.3 million, or $0.21 per diluted common share, for the quarter ended September 30, 2019, compared to $36.3 million, or $0.16 per diluted common share, for the same period in 2018.

The key drivers of the Corporation’s GAAP financial results for the quarter ended September 30, 2019, compared to the same period in 2018, include the following:

•Net interest income increased by $11.9 million to $144.4 million for the quarter ended September 30, 2019, compared to $132.5 million for the same period in 2018. The increase in net interest income was driven primarily by: (i) a $9.5 million increase in interest income on consumer loans, mainly due to a $342.8 million increase in the average balance of this portfolio, primarily due to the growth in the average balance of auto loans, finance leases, and personal loans; and (ii) a $7.5 million increase in interest income on commercial and construction loans, primarily due to growth in the average balance of the performing commercial portfolio and, the effect in the third quarter of 2019 of a $3.0 million accelerated discount accretion from the payoff of a commercial mortgage loan. These increases were partially offset by: (i) a $2.9 million increase in total interest expense, driven by the effect of higher market interest rates on the cost of retail and brokered CDs, partially offset by the decline of $261.4 million in the average balance of brokered CDs and the downward repricing of variable rate repurchase agreements and subordinated debentures; and (ii) a $2.0 million decrease in interest income on residential mortgage loans, mainly due to a $146.6 million decrease in the average balance of this portfolio.

The net interest margin increased to 4.89% for the third quarter of 2019, compared to 4.54% for the same period a year ago, primarily related to an increase in the proportion of higher-yielding loans, such as consumer loans, to total interest-earning assets, an improved funding mix driven by the increase in the proportion of interest-earning assets funded by the growth in non-interest-bearing deposits, and the aforementioned $3.0 million accelerated discount accretion from the payoff of a commercial mortgage loan, which increased the net interest margin by approximately 10 basis points in the third quarter of 2019. See “Results of Operations - Net Interest Income” below for additional information.

•The provision for loan and lease losses decreased by $4.1 million to $7.4 million for the third quarter of 2019, compared to $11.5 million for the same period in 2018. The decrease was driven by a $6.5 million net loan loss reserve release for commercial and construction loans in the third quarter of 2019, primarily related to lower historical loss rates for commercial and industrial loans, the upgrade in the credit risk classification of a large commercial and industrial loan, and loan loss recoveries. In contrast, during the third quarter of 2018, the Corporation recognized a $13.7 million provision that included the effect of a $10.1 million charge related to several nonaccrual commercial and construction loans transferred to held for sale during such period. This variance was partially offset by a $14.2 million increase in the provision for consumer loans, reflecting the effect in the third quarter of 2018 of charge-offs of approximately $10.9 million on consumer loans taken against previously established qualitative reserves associated with Hurricane Maria and Irma as well as a $2.2 million release of hurricane-related qualitative reserves for consumer loans. In addition, the provision for residential mortgage loans increased by $1.8 million.

Net charge-offs totaled $13.8 million for the third quarter of 2019, or 0.61% of average loans on an annualized basis, compared to $33.0 million, or 1.52% of average loans, for the same period in 2018. Net charge-offs for the third quarter of 2018 included approximately $12.5 million of charge-offs taken on nonaccrual commercial and construction loans transferred to held for sale during such period. Excluding the effect of charge-offs taken on loans transferred to held for sale, there was a $2.3 million net decrease in commercial and construction loan net charge-offs, reflecting the effect of a $1.7 million loan loss recovery recorded in the third quarter of 2019 associated with a commercial and industrial loan fully charged off in prior periods. In addition, there were decreases of $3.1 million in residential mortgage loan net charge-offs and $1.3 million in consumer loan net charge-offs. See “Provision for Loan and Lease Losses” and “Risk Management” below for an analysis of the allowance for loan and lease losses and non-performing assets and related ratios.

•The Corporation recorded non-interest income of $21.4 million for the third quarter of 2019, compared to $18.5 million for the third quarter of 2018. The increase was primarily driven by the effect in the third quarter of 2018 of a $2.7 million loss from sales of $24.5 million in nonaccrual commercial and construction loans held for sale. In addition, during the third quarter of 2019, there were increases of $0.7 million in transaction fee income from credit and debit card interchange fees, $0.5 million in insurance commission income, and $0.5 million in fee income from service charges on deposits, compared to the third quarter of 2018. These variances were partially offset by a $0.5 million other-than-temporary impairment (“OTTI”) charge on private label mortgage-backed securities (“MBS”) recorded in the third quarter of 2019 and the effect in the third quarter of 2018 of both a $0.5 million gain on the sale of fixed assets of a relocated banking branch in Puerto Rico and a $0.5 million gain from hurricane-related insurance proceeds.

•Non-interest expenses for the third quarter of 2019 were $92.8 million, compared to $90.9 million for the same period in 2018. The increase was driven by: (i) a $2.2 million increase in employees’ compensation and benefit expenses primarily related to salary merit increases and other adjustments related to the annual compensation review process that took effect in July 2019, a higher headcount and related higher matching contributions to the employees’ retirement plan, and an increase in the employees’ medical insurance expense; (ii) a $1.0 million increase in professional fees, primarily related to outsourced technology fees and an increase in legal fees associated with strategic projects, including costs related to the aforementioned stock purchase agreement for the acquisition of BSPR; and (iii) a $0.5 million increase in occupancy and equipment costs, primarily in depreciation and amortization expenses. These increases were partially offset by a $1.8 million decrease in losses from OREO operations, primarily due to lower write-downs to the value of OREO properties. See “Non-Interest Expenses” below for additional information.

•For the third quarter of 2019, the Corporation recorded an income tax expense of $19.3 million, compared to $12.3 million for the same period in 2018. The increase was driven by higher pre-tax earnings generated in the third quarter of 2019 and, to a lesser extent, an increase in the effective tax rate attributable to a higher proportion of taxable to exempt income in 2019. The Corporation’s estimated annual effective tax rate for the first nine months of 2019, excluding entities from which a tax benefit cannot be recognized and discrete items, was 29%, compared to 26% for the first nine months of 2018. The estimated annual effective tax rate, including all entities for 2019, was 30% (29% excluding discrete items), compared to 24% for the first nine months of 2018 (25% excluding discrete items). As of September 30, 2019, the Corporation had a deferred tax asset of $273.8 million (net of a valuation allowance of $87.2 million, including a valuation allowance of $56.2 million against the deferred tax assets of the Corporation’s banking subsidiary, FirstBank). See “Income Taxes” below for additional information.

•As of September 30, 2019, total assets were $12.5 billion, an increase of $287.2 million from December 31, 2018. The increase was mainly due to a $389.7 million increase in cash and cash equivalents, driven by proceeds from U.S. agency bonds that matured or were called prior to maturity and prepayments of U.S. agency MBS that have not yet been reinvested, as well as cash provided from operating activities in the first nine months of 2019, a $109.6 million increase in total loans, and a $63.3 million increase related to the recognition of a right-of-use asset for operating leases in accordance with the adoption of the Accounting Standards Update No. (“ASU”) 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). The $109.6 million increase in total loans reflects a growth of $97.6 million in the Puerto Rico region and a $21.3 million increase in the Florida region, partially offset by a $9.3 million decrease in the Virgin Islands region. On a portfolio basis, the increase consisted of growth of $255.0 million in consumer loans, and $11.3 million in commercial and construction loans, despite the repayment of certain large criticized commercial mortgage loans and net of an $87.9 million decrease in nonaccrual commercial and construction loans. The increase in these loan portfolios was partially offset by a $156.8 million decrease in the residential mortgage loan portfolio.

These increases were partially offset by a $211.4 million decrease in total investment securities, driven by prepayments of U.S. agency MBS and bonds that matured or were called prior to maturity. In addition, there was a $46.0 million decrease in the net deferred tax asset and a $28.4 million decrease in the OREO portfolio balance. See “Financial Condition and Operating Data Analysis” below for additional information.

•As of September 30, 2019, total liabilities were $10.3 billion, an increase of $131.3 million from December 31, 2018. The increase was mainly due a $159.1 million increase in government deposits, a $51.6 million increase in non-government deposits, excluding brokered CDs, and a $66.2 million increase related to the effect of the liability for operating leases recorded in connection with the adoption of ASU 2016-02 in 2019. These increases were partially offset by the repayment at maturity of a $50.1 million short-term repurchase agreement and a $72.6 million decrease in brokered CDs. See “Risk Management – Liquidity Risk and Capital Adequacy” below for additional information about the Corporation’s funding sources.

•As of September 30, 2019, the Corporation’s stockholders’ equity was $2.2 billion, an increase of $155.9 million from December 31, 2018. The increase was mainly driven by the earnings generated in the first nine months of 2019 and a $45.5 million increase in the fair value of available-for-sale investment securities recorded as part of Other comprehensive income, partially offset by common and preferred stock dividends declared in the first nine months of 2019 totaling $21.6 million. The Corporation’s Total Capital, Common Equity Tier 1 Capital, Tier 1 Capital and Leverage ratios were 25.27%, 21.61%, 22.02%, and 16.04%, respectively, as of September 30, 2019, compared to Total Capital, Common Equity Tier 1 Capital, Tier 1 Capital and Leverage ratios of 24.00%, 20.30%, 20.71%, and 15.37%, respectively, as of December 31, 2018. See “Risk Management – Capital” below for additional information.

•Total loan production, including purchases, refinancings, renewals and draws from existing revolving and non-revolving commitments, but excluding the utilization activity on outstanding credit cards, was $1.0 billion for the quarter ended September 30, 2019, compared to $809.6 million for the same period in 2018. The increase primarily resulted from a $212.7 million increase in commercial and construction loan originations in the Puerto Rico region, including both an increase in new loan originations and a higher dollar amount of refinancings and renewals in 2019.

•Total non-performing assets were $332.1 million as of September 30, 2019, a decrease of $135.0 million from December 31, 2018. The decrease was primarily attributable to: (i) the repayment of a $31.5 million nonaccrual commercial mortgage loan in the Florida region, the largest nonaccrual loan in the portfolio; (ii) a $12.9 million reduction related to the split loan restructuring of a commercial mortgage loan in the Puerto Rico region; (iii) charge-offs on nonaccrual commercial and constructions loans amounting to $21.6 million, including a charge-off of $11.4 million on the aforementioned nonaccrual commercial mortgage loan repaid in the Florida region; (iv) a $20.2 million decrease in nonaccrual residential mortgage loans; (v) sales and repayments of nonaccrual commercial and construction loans held for sale totaling $9.2 million during the first nine months of 2019; (vi) additional collections on nonaccrual commercial and construction loans of approximately $12.0 million during the first nine months of 2019; and (vii) a $0.8 million decrease in nonaccrual consumer loans. In addition, there was a $28.4 million decrease in the balance of the OREO properties portfolio, including as a result of the sale of a $10.8 million commercial OREO property in the third quarter of 2019. See “Risk Management – Non-Accruing and Non-Performing Assets” below for additional information.

•Adversely classified commercial and construction loans, including loans held for sale, decreased by $101.0 million to $255.0 million as of September 30, 2019, compared to $356.0 million as of December 31, 2018. The decrease was driven by the aforementioned payoff of a $31.5 million nonaccrual commercial mortgage loan in the Florida region, the upgrade in the credit risk classification of several commercial loans totaling $20.8 million, charge-offs, collections, and the aforementioned reduction of $9.2 million related to sales and repayments of nonaccrual loans held for sale.

The Corporation’s financial results for the third quarter and first nine months of 2019 and 2018 included the following items that management believes are not reflective of core operating performance, are not expected to reoccur with any regularity or may reoccur at uncertain times and in uncertain amounts (the “Special Items”):

Quarter and Nine-Month Period Ended September 30, 2019

•A $3.0 million ($1.8 million after-tax) positive effect in earnings related to the accelerated discount accretion from the payoff of an acquired commercial mortgage loan in the third quarter of 2019.

•Benefits of $0.4 million ($0.2 million after-tax) and $1.2 million ($0.7 million after-tax) for the third quarter and nine-month period ended September 30, 2019, respectively, resulting from hurricane-related insurance recoveries related to repairs and maintenance costs, and impairments associated with facilities in the Virgin Islands.

•A $0.5 million OTTI charge on private label MBS recorded in the tax-exempt international banking entity subsidiary in the third quarter of 2019.

•Benefit of $0.8 million ($0.5 million after-tax) for the second quarter of 2019 resulting from hurricane-related insurance recoveries related to repairs and maintenance costs, and impairments, associated with facilities in the British Virgin Islands.

•Net loan loss reserve release of $6.4 million ($4.0 million after-tax) for the first quarter of 2019 in connection with revised estimates of the qualitative reserves associated with the effects of Hurricanes Maria and Irma, primarily related to consumer and commercial loans. See “Provision for Loan and Lease Losses” below for additional information.

•Expense recovery of $2.3 million recorded in the first quarter of 2019 related to an employee retention benefit payment (the “Benefit”) received by the Bank by virtue of the Disaster Tax Relief and Airport Extension Act of 2017, as amended (the “Disaster Tax Relief Act”). The Benefit was recorded as an offset to employees’ compensation and benefits expenses and is not treated as taxable income by virtue of the Disaster Tax Relief Act.

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

• Gain of $2.3 million recorded in the first quarter of 2018 on the repurchase and cancellation of $23.8 million in variable rate trust-preferred securities (“TRuPs”), reflected in the consolidated statements of income as Gain on early extinguishment of debt. The gain, realized at the holding company level, had no effect on the income tax expense in 2018. See “Non-Interest Income” below for additional information.

The following table reconciles for the third quarter and first nine months of 2019 and 2018 the reported net income to adjusted net income, a non-GAAP financial measure that excludes the Special Items identified above:

	Quarter ended September 30,		Nine-month period ended September 30,

	2019	2018	2019	2018
(In thousands)
Net income, as reported (GAAP)	$46,327	$36,323	$130,928	$100,503
Adjustments:
Accelerated discount accretion due to early payoff of acquired loan	(2,953)	-	(2,953)	-
Hurricane-related loan loss reserve release	-	(2,781)	(6,425)	(11,245)
Benefit from hurricane-related insurance recoveries	(379)	(478)	(1,199)	(478)
Hurricane-related expenses	-	533	-	2,783
OTTI on debt securities	497	-	497	-
Employee retention benefit - Disaster Tax Relief Act	-	-	(2,317)	-
Gain on early extinguishment of debt	-	-	-	(2,316)
Income tax impact of adjustments (1)	1,250	1,063	3,967	3,486
Adjusted net income (Non-GAAP) (2)	$44,742	$34,660	$122,498	$92,733

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

RESULTS OF OPERATIONS

Net Interest Income

Net interest income is the excess of interest earned by First BanCorp. on its interest-earning assets over the interest incurred on its interest-bearing liabilities. First BanCorp.’s net interest income is subject to interest rate risk due to the repricing and maturity mismatch of the Corporation’s assets and liabilities. Net interest income for the quarter and nine-month period ended September 30, 2019 was $144.4 million and $427.2 million, respectively, compared to $132.5 million and $387.7 million for the comparable periods in 2018. On a tax-equivalent basis and excluding the changes in the fair value of derivative instruments, net interest income for the quarter and nine-month period ended September 30, 2019 was $149.4 million and $442.4 million, respectively, compared to $137.9 million and $403.0 million for the comparable periods in 2018.

The following tables include a detailed analysis of net interest income for the indicated periods. Part I presents average volumes (based on the average daily balance) and rates on an adjusted tax-equivalent basis and Part II presents, also on an adjusted tax-equivalent basis, the extent to which changes in interest rates and changes in the volume of interest-related assets and liabilities have affected the Corporation’s net interest income. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes in (i) volume (changes in volume multiplied by prior period rates) and (ii) rate (changes in rate multiplied by prior period volumes). Rate-volume variances (changes in rate multiplied by changes in volume) have been allocated to either the changes in volume or the changes in rate based upon the effect of each factor on the combined totals.

The net interest income is computed on an adjusted tax-equivalent basis and excluding the change in the fair value of derivative instruments. For the definition and reconciliation of this non-GAAP financial measure, refer to the discussion in “Basis of Presentation” below.

Part I
	Average Volume		Interest income (1) / expense		Average Rate (1)
Quarter ended September 30,	2019	2018	2019	2018	2019	2018

(Dollars in thousands)
Interest-earning assets:
Money market and other short-term investments	$762,934	$661,374	$4,081	$3,166	2.12%	1.90%
Government obligations (2)	588,287	785,400	6,752	7,174	4.55%	3.62%
MBS	1,295,189	1,402,554	9,820	11,219	3.01%	3.17%
Federal Home Loan Bank ("FHLB") stock	41,779	39,778	660	687	6.27%	6.85%
Other investments	3,395	3,042	7	5	0.82%	0.65%
Total investments (3)	2,691,584	2,892,148	21,320	22,251	3.14%	3.05%
Residential mortgage loans	3,018,603	3,165,250	40,610	42,601	5.34%	5.34%
Construction loans	104,816	122,186	1,691	1,233	6.40%	4.00%
Commercial and Industrial and Commercial mortgage loans	3,748,186	3,576,886	55,543	48,269	5.88%	5.35%
Finance leases	378,866	295,866	7,192	5,575	7.53%	7.48%
Consumer loans	1,776,254	1,516,432	50,904	42,976	11.37%	11.24%
Total loans (4) (5)	9,026,725	8,676,620	155,940	140,654	6.85%	6.43%
Total interest-earning assets	$11,718,309	$11,568,768	$177,260	$162,905	6.00%	5.59%
Interest-bearing liabilities:
Brokered CDs	$502,569	$763,988	$2,843	$3,495	2.24%	1.81%
Other interest-bearing deposits	6,290,767	6,050,621	17,498	13,484	1.10%	0.88%
Other borrowed funds	284,150	323,280	3,651	4,648	5.10%	5.70%
FHLB advances	741,522	692,174	3,878	3,344	2.07%	1.92%
Total interest-bearing liabilities	$7,819,008	$7,830,063	$27,870	$24,971	1.41%	1.27%
Net interest income			$149,390	$137,934
Interest rate spread					4.59%	4.32%
Net interest margin					5.06%	4.73%

	Average Volume		Interest income (1) / expense		Average Rate (1)
Nine-Month Period Ended September 30,	2019	2018	2019	2018	2019	2018

(Dollars in thousands)
Interest-earning assets:
Money market and other short-term investments	$615,499	$686,886	$10,350	$8,809	2.25%	1.71%
Government obligations (2)	690,566	801,954	21,482	20,470	4.16%	3.41%
MBS	1,304,777	1,325,780	32,033	32,669	3.28%	3.29%
FHLB stock	41,809	40,505	2,013	2,036	6.44%	6.72%
Other investments	3,169	2,795	20	9	0.84%	0.43%
Total investments (3)	2,655,820	2,857,920	65,898	63,993	3.32%	2.99%
Residential mortgage loans	3,071,624	3,195,572	123,779	128,793	5.39%	5.39%
Construction loans	94,075	120,734	4,531	3,261	6.44%	3.61%
Commercial and Industrial and Commercial mortgage loans	3,760,878	3,630,655	163,518	141,807	5.81%	5.22%
Finance leases	360,429	276,158	20,313	15,136	7.54%	7.33%
Consumer loans	1,705,150	1,492,579	145,459	124,907	11.41%	11.19%
Total loans (4) (5)	8,992,156	8,715,698	457,600	413,904	6.80%	6.35%
Total interest-earning assets	$11,647,976	$11,573,618	$523,498	$477,897	6.01%	5.52%
Interest-bearing liabilities:
Brokered CDs	$511,567	$892,980	$8,312	$11,715	2.17%	1.75%
Other interest-bearing deposits	6,166,594	6,051,197	48,624	39,209	1.05%	0.87%
Other borrowed funds	298,277	373,639	12,699	13,808	5.69%	4.94%
FHLB advances	740,513	707,308	11,490	10,126	2.07%	1.91%
Total interest-bearing liabilities	$7,716,951	$8,025,124	$81,125	$74,858	1.41%	1.25%
Net interest income			$442,373	$403,039
Interest rate spread					4.60%	4.27%
Net interest margin					5.08%	4.66%

(1)On an adjusted tax-equivalent basis. The adjusted tax-equivalent yield was estimated by dividing the interest rate spread on exempt assets by 1 less the Puerto Rico statutory tax rate of 37.5% (39% for the quarter and nine-month period ended September 30, 2018) and adding to it the cost of interest-bearing liabilities. The tax-equivalent adjustment recognizes the income tax savings when comparing taxable and tax-exempt assets. Management believes that it is a standard practice in the banking industry to present net interest income, interest rate spread and net interest margin on a fully tax-equivalent basis. Therefore, management believes these measures provide useful information to investors by allowing them to make peer comparisons. Changes in the fair value of derivatives are excluded from interest income and interest expense because the changes in valuation do not affect interest received or paid.

(2)Government obligations include debt issued by government-sponsored agencies.

(3)Unrealized gains and losses on available-for-sale securities are excluded from the average volumes.

(4)Average loan balances include the average of nonaccrual loans.

(5)Interest income on loans includes $2.4 million and $1.8 million for the quarters ended September 30, 2019 and 2018, respectively, and $6.7 million and $5.7 million for the nine-month periods ended September 30, 2019 and 2018, respectively, of income from prepayment penalties and late fees related to the Corporation’s loan portfolio.

Part II

	Quarter ended September 30,			Nine-Month Period Ended September 30,
	2019 compared to 2018			2019 compared to 2018
	Increase (decrease)			Increase (decrease)
	Due to:			Due to:
(In thousands)	Volume	Rate	Total	Volume	Rate	Total

Interest income on interest-earning assets:
Money market and other short-term investments	$519	$396	$915	$(1,063)	$2,604	$1,541
Government obligations	(2,017)	1,595	(422)	(3,164)	4,176	1,012
MBS	(832)	(567)	(1,399)	(516)	(120)	(636)
FHLB stock	33	(60)	(27)	64	(87)	(23)
Other investments	1	1	2	1	10	11
Total investments	(2,296)	1,365	(931)	(4,678)	6,583	1,905
Residential mortgage loans	(1,973)	(18)	(1,991)	(4,995)	(19)	(5,014)
Construction loans	(224)	682	458	(1,007)	2,277	1,270
Commercial and Industrial and Commercial mortgage loans	2,386	4,888	7,274	5,225	16,486	21,711
Finance leases	1,575	42	1,617	4,738	439	5,177
Consumer loans	7,441	487	7,928	18,092	2,460	20,552
Total loans	9,205	6,081	15,286	22,053	21,643	43,696
Total interest income	6,909	7,446	14,355	17,375	28,226	45,601
Interest expense on interest-bearing liabilities:
Brokered CDs	(1,329)	677	(652)	(5,611)	2,208	(3,403)
Other interest-bearing deposits	553	3,461	4,014	761	8,654	9,415
Other borrowed funds	(531)	(466)	(997)	(3,003)	1,894	(1,109)
FHLB advances	248	286	534	490	874	1,364
Total interest expense	(1,059)	3,958	2,899	(7,363)	13,630	6,267
Change in net interest income	$7,968	$3,488	$11,456	$24,738	$14,596	$39,334

Portions of the Corporation’s interest-earning assets, mostly investments in obligations of some U.S. government agencies and U.S. government-sponsored entities (“GSEs”), generate interest that is exempt from income tax, principally in Puerto Rico. Also, interest and gains on sales of investments held by the Corporation’s international banking entities (“IBEs”) are tax-exempt under Puerto Rico tax law (see “Income Taxes” below for additional information). To facilitate the comparison of all interest data related to these assets, the interest income has been converted to an adjusted tax equivalent basis. The tax equivalent yield was estimated by dividing the interest rate spread on exempt assets by 1 less the Puerto Rico statutory tax rate (37.5% for 2019 and 39% for 2018) and adding to it the average cost of interest-bearing liabilities. The computation considers the interest expense disallowance required by Puerto Rico tax law.

Management believes that the presentation of net interest income excluding the effects of the changes in the fair value of the derivative instruments (“valuations”) provides additional information about the Corporation’s net interest income and facilitates comparability and analysis from period to period. The changes in the fair value of the derivative instruments have no effect on interest due or interest earned on interest-bearing liabilities or interest-earning assets, respectively.

The following table reconciles net interest income in accordance with GAAP to net interest income, excluding valuations, and net interest income on an adjusted tax-equivalent basis for the indicated periods. The table also reconciles net interest spread and net interest margin on a GAAP basis to these items excluding valuations and on an adjusted tax-equivalent basis:

	Quarter Ended		Nine-Month Period Ended
(Dollars in thousands)	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018

Interest Income - GAAP	$172,295	$157,492	$508,277	$462,543
Unrealized loss on derivative instruments	1	-	6	-
Interest income excluding valuations	172,296	157,492	508,283	462,543
Tax-equivalent adjustment	4,964	5,413	15,215	15,354
Interest income on a tax-equivalent basis excluding valuations	177,260	162,905	523,498	477,897

Interest Expense - GAAP	27,870	24,971	81,125	74,858

Net interest income - GAAP	$144,425	$132,521	$427,152	$387,685

Net interest income excluding valuations - Non-GAAP	$144,426	$132,521	$427,158	$387,685

Net interest income on a tax-equivalent basis excluding valuations - Non-GAAP	$149,390	$137,934	$442,373	$403,039

Average Balances
Loans and leases	$9,026,725	$8,676,620	$8,992,156	$8,715,698
Total securities, other short-term investments and interest-bearing cash balances	2,691,584	2,892,148	2,655,820	2,857,920
Average Interest-Earning Assets	$11,718,309	$11,568,768	$11,647,976	$11,573,618

Average Interest-Bearing Liabilities	$7,819,008	$7,830,063	$7,716,951	$8,025,124

Average Yield/Rate
Average yield on interest-earning assets - GAAP	5.83%	5.40%	5.83%	5.34%
Average rate on interest-bearing liabilities - GAAP	1.41%	1.27%	1.41%	1.25%
Net interest spread - GAAP	4.42%	4.13%	4.42%	4.09%
Net interest margin - GAAP	4.89%	4.54%	4.90%	4.48%

Average yield on interest-earning assets excluding valuations - Non-GAAP	5.83%	5.40%	5.83%	5.34%
Average rate on interest-bearing liabilities	1.41%	1.27%	1.41%	1.25%
Net interest spread excluding valuations - Non-GAAP	4.42%	4.13%	4.42%	4.09%
Net interest margin excluding valuations - Non-GAAP	4.89%	4.54%	4.90%	4.48%

Average yield on interest-earning assets on a tax-equivalent basis
and excluding valuations - Non-GAAP	6.00%	5.59%	6.01%	5.52%
Average rate on interest-bearing liabilities	1.41%	1.27%	1.41%	1.25%
Net interest spread on a tax-equivalent basis and excluding valuations - Non-GAAP	4.59%	4.32%	4.60%	4.27%
Net interest margin on a tax-equivalent basis and excluding valuations - Non-GAAP	5.06%	4.73%	5.08%	4.66%

Interest income on interest-earning assets primarily represents interest earned on loans held for investment and investment securities.

Interest expense on interest-bearing liabilities primarily represents interest paid on brokered CDs, retail deposits, repurchase agreements, advances from the FHLB and junior subordinated debentures.

Unrealized gains or losses on derivatives represent changes in the fair value of derivatives, primarily interest rate caps used for protection against rising interest rates.

For the quarter and nine-month period ended September 30, 2019, net interest income increased $11.9 million to $144.4 million, and $39.5 million to $427.2 million, respectively, compared to the same periods in 2018. The $11.9 million increase in net interest income for the third quarter of 2019, compared to the same period in 2018, was primarily due to:

•A $9.5 million increase in interest income on consumer loans, mainly due to a $342.8 million increase in the average balance of this portfolio, primarily due to the growth in the average balance of auto loans, finance leases, and personal loans and, to a lesser extent, higher yields on new loan originations.

•A $7.5 million increase in interest income on commercial and construction loans, primarily due to the growth in the average balance of the performing commercial loan portfolio and the effect in the third quarter of 2019 of a $3.0 million accelerated discount from the payoff of a commercial mortgage loan.

•A $0.9 million increase in interest income from interest-bearing cash balances due to both an increase of $103.4 million in the average balance of deposits maintained at the New York FED and a higher average Federal Funds target rate during the third quarter of 2019 compared to the same period in 2018.

Partially offset by:

•A $2.9 million increase in total interest expense, primarily reflecting: (i) a $4.0 million increase in interest expense on non-brokered interest-bearing deposits, driven by the effect of higher market interest rates on the cost of retail CDs and saving deposits and, to a lesser extent, the increase of $240.1 million in the average balance of non-brokered interest-bearing deposits and (ii) a $0.5 million increase in interest expense on FHLB advances, primarily related to the higher average cost of new FHLB advances obtained since the end of the third quarter of 2018, as compared to FHLB advances that matured during such period. The increases were partially offset by: (i) a $0.7 million decrease in interest expense on brokered CDs, primarily related to a $261.4 million decrease in the average balance of brokered CDs that more than offset higher costs of new issuances and (ii) a $1.0 million decrease in interest expense on repurchase agreements that reflects both the effect of a $100 million repurchase agreement that was called prior to maturity during the third quarter of 2018 that carried a cost of 1.96% and the downward repricing of variable-rate repurchase agreements. Over the last 12 months, the Corporation repaid $370.2 million of matured brokered CDs with an all-in cost of 1.64%, and new issuances amounted to $179.2 million with an all-in cost of 2.63%.

•A $2.0 million decrease in interest income on residential mortgage loans, primarily associated with a $146.6 million decrease in the average balance of this portfolio.

•A $1.1 million decrease in interest income on investment securities, primarily due to a $298.5 million decrease in the average balance of U.S. agency bonds and MBS, partially offset by approximately $0.7 million of accelerated discount accretions related to $129.0 million of U.S. agency bonds that were called prior to maturity in the third quarter of 2019.

The $39.5 million increase in net interest income for the first nine months of 2019, compared to the same period in 2018, was primarily due to:

•A $25.7 million increase in interest income on consumer loans, primarily due to a $296.8 million increase in the average balance of this portfolio in the first nine months of 2019, as compared to the same period in 2018, primarily due to the growth in the average balance of auto loans, finance leases, and personal loans, and, to a lesser extent, higher yields on new loan originations.

•A $22.6 million increase in interest income on commercial and construction loans, primarily attributable to higher average short-term market interest rates during 2019, compared to the 2018 first nine-month level, which was reflected in both the upward repricing of variable-rate commercial loans and higher yields on new loan originations during the first half of 2019 and the second half of 2018. In addition, there was an increase of $103.6 million in the aggregate average balance of these portfolios, net of reductions in nonaccrual commercial and construction loans. Interest income on commercial and construction loans for the first nine months of 2019, included the aforementioned $3.0 million accelerated discount accretion from the payoff of a large commercial mortgage loan.

•A $1.5 million increase in interest income from interest-bearing cash balances, primarily deposits maintained at the New York FED, due to higher Federal Funds target rates during the first nine months of 2019, compared to levels in the first nine months of 2018.

•A $0.9 million increase in interest income on investment securities, primarily due to accelerated discount accretions of $1.0 million related to U.S. agency bonds called prior to maturity and an increase of approximately $0.2 million related to the upward repricing of certain variable-rate Puerto Rico municipal bonds held by the Corporation and accounted for as held-to-maturity securities.

Partially offset by:

•A $6.3 million increase in interest expense driven by: (i) a $9.4 million increase in interest expense on non-brokered interest-bearing deposits, driven by higher market interest rates on retail CDs and savings deposits and (ii) a $1.4 million increase in interest expense on FHLB advances, primarily related to the higher average cost of new FHLB advances obtained since the end of the third quarter of 2018, as compared to the average cost of FHLB advances that matured during such period, and an increase in the average balance. The aforementioned increases were partially offset by a $3.5 million decrease in interest expense on brokered CDs, primarily related to a $381.4 million decrease in the average balance that more than offset higher costs of new issuances.

•A $5.0 million decrease in interest income on residential mortgage loans, primarily associated with a $123.9 million decrease in the average balance of this portfolio.

The net interest margin increased by 35 basis points to 4.89% for the third quarter of 2019, compared to the same period in 2018, and increased by 42 basis points to 4.90% for the first nine months of 2019, compared to the same period in 2018. The increase was primarily driven by higher loan yields, an improved funding mix, driven by the increase in the proportion of interest-earning assets funded by a growth in non-interest-bearing deposits, and an increase in the proportion of higher-yielding loans, such as consumer loans, to total interest-earning assets. The higher yield on commercial and construction loans includes the effect of the $3.0 million accelerated discount accretion from the payoff of a large commercial mortgage loan, which increased the net interest margin by approximately 10 basis points in the third quarter of 2019 and 3 basis points in the first nine months of 2019. The average balance of non-interest bearing deposits increased by $170.5 million to $2.3 billion for the first nine months of 2019, compared to $2.2 billion for the nine months of 2018.

On an adjusted tax-equivalent basis, net interest income for the quarter ended September 30, 2019 increased by $11.5 million to $149.4 million, compared to the same period in 2018, and by $39.3 million to $442.4 million for the first nine months of 2019, compared to the same period in 2018.

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

As described in Note 3, “Update on Effects of Natural Disasters,” two strong hurricanes affected the Corporation’s service areas during September 2017. These hurricanes caused widespread property damage, flooding, power outages, and water and communication service interruptions, and severely disrupted normal economic activity in the affected areas. During the first quarter of 2019, the Corporation recorded a net loan loss reserve release of approximately $6.4 million in connection with revised estimates associated with the effects of the hurricanes. Approximately $3.0 million of the $6.4 million reserve release recorded in the first quarter of 2019 was attributable to the updated payment patterns and credit risk analyses applied to consumer borrowers subject to payment deferral programs that expired early in 2018. In addition, there was a $3.4 million reserve release recorded in the first quarter of 2019 associated with the resolution of uncertainties surrounding the repayment prospects of a hurricane-affected commercial customer. The significant overall uncertainties in the early assessments of hurricane-related credit losses have been largely addressed and the hurricanes’ effect on credit quality is now reflected in the normal process for determining the allowance for loan and lease losses and not through a separate hurricane-related qualitative reserve. For the quarter and nine-month period ended September 30, 2018, the Corporation recorded net loan loss reserve releases of $2.8 million and $11.2 million, respectively, related to revised estimates of the hurricane-related qualitative reserves. The methodologies that the Corporation used to determine the hurricane-related qualitative estimate and for the review of individual large commercial credits are discussed in detail in Note 1, “Nature of Business and Summary of Significant Accounting Policies,” in the Corporation’s audited consolidated financial statements for the year ended December 31, 2018, which are included in the 2018 Annual Report on Form 10-K.

On a non-GAAP basis, excluding the aforementioned effects of reserve releases associated with the hurricane-related qualitative reserves, the provision for loan and lease losses of $7.4 million for the third quarter of 2019 decreased by $6.9 million, as compared to the adjusted provision of $14.3 million for the third quarter of 2018. The $6.9 million decrease in the adjusted provision for loan and lease losses was driven by the following factors:

•A $6.5 million net loan loss reserve release for commercial and construction loans in the third quarter of 2019, compared to a $14.3 million adjusted provision charge in the third quarter of 2018. The $6.5 million net loan loss reserve release in the third quarter of 2019 was primarily due to: (i) approximately $4.2 million of net loan loss reserve releases related to both lower historical loss rates, primarily for the commercial and industrial loan portfolio, and the upgrade in the credit risk classification of a large commercial and industrial loan; (ii) a $2.6 million release associated with the early payoff of two large criticized commercial mortgage loans; and (iii) a $1.7 million loan loss recovery associated with a commercial and industrial loan fully charged-off in prior periods. The $14.3 million adjusted provision recorded in the third quarter of 2018 included the effect of a $10.1 million charge related to several nonaccrual commercial and construction loans transferred to held for sale during such period. The aggregate recorded investment in these transferred loans of $29.8 million was written down to $17.3 million, which resulted in charge-offs of $12.5 million and the aforementioned incremental loss of $10.1 million recorded in the third quarter of 2018. .

Partially offset by:

•A $12.1 million increase in the adjusted provision for consumer loans, primarily reflecting the effect in the third quarter of 2018 of the approximately $10.9 million of consumer loan charge-offs that were taken against previously-established qualitative reserves associated with Hurricanes Irma and Maria. These charge-offs were directly linked to the performance of consumer borrowers that were subject to payment deferral programs. In addition, there were increases associated with the overall increase in the size of this portfolio during 2019.

•A $1.8 million increase in the provision for residential mortgage loans, mainly reflecting less favorable downward adjustments to the reserve related to changes in volume, severity of past due loans, and troubled debt restructured loans, as compared to adjustments recorded in the third quarter of 2018.

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

Although the net effect of these refinements was immaterial to the total provision expense in 2018, on a portfolio basis these enhancements resulted in a $1.6 million decrease in the provision for commercial and construction loans in the second quarter of 2018, offset by a $1.6 million increase in the provision for consumer loans.

On a non-GAAP basis, excluding the aforementioned effects of reserve releases associated with the hurricane-related qualitative reserves, the adjusted provision for loan and lease losses decreased by $24.6 million to $38.2 million for the first nine months of 2019, as compared to the adjusted provision of $62.8 million for the first nine months of 2018. The $24.7 million decrease in the adjusted provision for loan and lease losses was driven by the following factors:

•An $4.6 million net loan loss reserve release for commercial and construction loans in the first nine months of 2019, compared to a $37.2 million adjusted provision in the first nine months of 2018. The $4.6 million net loan loss reserve release in the first nine months of 2019 was primarily due to: (i) approximately $3.5 million of net loan loss reserve releases related to lower historical loss rates and (ii) loan loss recoveries of approximately $4.1 million associated with commercial and construction loans that were fully charged-off in prior periods. The $37.2 million adjusted provision recorded in the first nine months of 2018 included the effect of $15.7 million in charges related to several nonaccrual commercial and construction loans transferred to held for sale during such period. The aggregate recorded investment in these transferred loans of $96.6 million was written down to $74.4 million, which resulted in charge-offs of $22.2 million and the aforementioned incremental losses of $15.7 million recorded in the first nine months of 2018. In addition, the provision for the first nine months of 2018 included charges totaling $11.1 million related to the downgrade of three large commercial loans totaling $110.3 million in 2018.

Partially offset by:

•A $4.6 million increase in the adjusted provision for residential mortgage loans, mainly reflecting less favorable downward adjustments to the reserve related to changes in volume, severity of past due loans, and troubled debt restructured loans, as compared to adjustments recorded in the first nine months of 2018, and the effect of updated appraisals in 2019 indicating lower collateral values.

•A $12.5 million increase in the adjusted provision for consumer loans primarily reflecting the above-mentioned effect of approximately $10.9 million of consumer loan charge-offs recorded in the third quarter of 2018 taken against previously-established qualitative reserves associated with Hurricanes Irma and Maria, partially offset by the increase in size of the auto and finance leases portfolio, and the effect of refinements discussed below in the measurement of qualitative factors used in the determination of the general reserve of consumer loans implemented in the second quarter of 2018.

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

Non-Interest Income

	Quarter Ended September 30,		Nine-Month Period Ended September 30,
	2019	2018	2019	2018
(In thousands)

Service charges on deposit accounts	$6,108	$5,581	$17,711	$16,013
Mortgage banking activities	4,396	4,551	12,418	13,551
Insurance income	1,983	1,493	8,258	6,628
Other operating income	9,411	6,898	28,277	23,271
Non-interest income before gain (loss) on
investments and impairments and
gain on early extinguishment of debt	21,898	18,523	66,664	59,463
Net gain on sale of investments securities	-	-	-	-
OTTI on debt securities	(497)	-	(497)	-
Net (loss) gain on investments securities	(497)	-	(497)	-
Gain on early extinguishment of debt	-	-	-	2,316
Total	$21,401	$18,523	$66,167	$61,779

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

The gain on early extinguishment of debt is related to the repurchase and cancellation in the first quarter of 2018 of $23.8 million in TRuPs of FBP Statutory Trust I that were auctioned in a public sale at which the Corporation was invited to participate. The Corporation repurchased and cancelled the repurchased TRuPs, resulting in a commensurate reduction in the related amount of the floating rate junior subordinated debentures. The Corporation’s winning bid equated to 90% of the $23.8 million par value. The 10% discount resulted in a gain of $2.3 million, which is reflected in the consolidated statements of income as a Gain on early extinguishment of debt. As of September 30, 2019, the Corporation still had floating rate junior subordinated debentures (“subordinated debt”) outstanding in the aggregate amount of $184.2 million.

Non-interest income for the third quarter of 2019 amounted to $21.4 million, compared to $18.5 million for the same period in 2018. The $2.9 million increase in non-interest income was primarily related to:

•A 2.5 million increase in Other operating income in the table above, primarily related to: (i) the effect in the third quarter of 2018 of a $2.7 million net loss from sales of $24.5 million of nonaccrual commercial and construction loans held for sale and (ii) a $0.7 million increase in transaction fee income from credit and debit card interchange fees due to higher transaction volumes in the third quarter of 2019. These variances were partially offset by the effect in the third quarter of 2018 of both a $0.5 million gain on the sale of fixed assets of a relocated banking branch in Puerto Rico and a $0.5 million gain from hurricane-related insurance proceeds.

•A $0.5 million increase in service charges on deposits, primarily related to an increase in returned items and overdraft transactions, as well as an increase in the number of cash management transactions of commercial clients.

•A $0.5 million increase in insurance commission income, including $0.3 million of contingent commissions recognized by the insurance agency in the third quarter of 2019.

Partially offset by:

•A $0.5 million OTTI charge on private label MBS recorded in the third quarter of 2019.

•A $0.2 million decrease in revenues from mortgage banking activities, primarily related to a $0.8 million increase in mortgage servicing rights amortization expense, partially offset by a $0.5 million increase in realized gains from sales of residential mortgage loans and a $0.1 million increase in servicing fees collected. Total loans sold in the secondary market to U.S. government-sponsored entities (“GSEs”), amounted to $92.4 million with a related net gain of $3.2 million, net of realized losses of $0.5 million on To-Be-Announced (“TBA”) hedges settled during the third quarter of 2019, compared to total loans sold in the secondary market of $89.2 million with a related gain of $2.7 million, net of realized losses of $23 thousand on TBA hedges settled during the third quarter of 2018.

Non-interest income for the nine-month period ended September 30, 2019 amounted to $66.2 million, compared to $61.8 million for the same period in 2018. The $4.4 million increase in non-interest income was primarily due to:

•A $5.0 million increase in Other operating income in the table above, primarily related to: (i) the aforementioned effect in 2018 of the $2.7 million net loss from sales of nonaccrual commercial and construction loans held for sale; (ii) a $1.9 million increase in transaction fee income from credit and debit card interchange fees, as well as merchant-related activities, due to higher transaction volumes; (iii) the effect in 2018 of a $0.6 million lower of cost or market adjustment recorded to reduce the carrying value of a construction loan held for sale; (iv) a $0.2 million increase in non-deferrable loans fees; and (v) a $0.2 million gain recorded on the sale of $4.8 million in nonaccrual commercial loans held for sale in the first quarter of 2019. These variances were partially offset by the effect of a $1.3 million gain from sales of fixed assets, primarily assets of relocated or closed banking branches in Florida and Puerto Rico, during the second and third quarters of 2018.

•A $1.6 million increase in insurance commission income.

•A $1.7 million increase in service charges on deposits, primarily related to the increase in returned items and overdraft transactions, as well as an increase in the number of cash management transactions of commercial clients.

Partially offset by:

•The effect in 2018 of the $2.3 million gain recorded on the repurchase and cancellation of $23.8 million in TRuPs.

•A $1.1 million decrease in revenues from mortgage banking activities, driven by the effect in the first nine months of 2018 of adjustments totaling $1.3 million recorded to decrease the valuation allowance relating to mortgage servicing rights and a $1.3 million increase in the mortgage servicing rights amortization expense. These variances were partially offset by an increase of $1.2 million in realized gains from sales of residential mortgage loans. Total loans sold in the secondary market to U.S. GSEs amounted to $267.3 million with a related net gain of $8.7 million, net of realized losses of $1.6 million on TBA hedges settled during the first nine months of 2019, compared to total loans sold in the secondary market of $260.1 million with a related gain of $7.5 million, including realized gains of $0.8 million on TBA hedges settled during the first nine months of 2018.

•A $0.5 million OTTI charge on private labels MBS recorded in the third quarter of 2019.

Non-Interest Expenses

The following table presents the components of non-interest expenses for the indicated periods:

	Quarter Ended September 30,		Nine-Month Period Ended September 30,
	2019	2018	2019	2018

(In thousands)

Employees' compensation and benefits	$41,409	$39,243	$121,518	$119,482
Occupancy and equipment	15,129	14,660	47,018	43,511
FDIC deposit insurance premium	1,465	2,067	4,645	7,159
Taxes, other than income taxes	3,904	3,534	11,461	11,027
Professional fees:
Collections, appraisals and other credit-related fees	1,797	2,150	5,460	5,399
Outsourced technology services	6,206	5,215	17,524	15,465
Other professional fees	4,464	4,137	11,464	10,891
Credit and debit card processing expenses	4,764	4,147	12,738	11,450
Business promotion	4,004	3,860	11,650	10,452
Communications	1,834	1,642	5,300	4,706
Net loss on OREO and OREO operations	2,578	4,360	11,364	10,205
Other	5,279	5,850	15,600	17,361
Total	$92,833	$90,865	$275,742	$267,108

Non-interest expenses for the third quarter of 2019 were $92.8 million, compared to $90.9 million for the same period in 2018. The $1.9 million increase in non-interest expenses was mainly due to:

•A $2.2 million increase in employees’ compensation and benefits, primarily related to salary merit increases and other adjustments related to the annual compensation review process that took effect in July 2019, a higher headcount and related higher matching contributions to the employees’ retirement plan and an increase in the employee’s medical insurance expense.

•A $1.0 million increase in professional fees, mainly due to a $1.0 million increase in outsourced technology services fees and a $0.6 million increase in legal fees, primarily associated with strategic projects, including costs related to the aforementioned stock purchase agreement for the acquisition of BSPR. These variances were partially offset by a $0.6 million decrease in attorneys’ collection fees.

•A $0.6 million increase in credit and debit card processing expenses, primarily due to higher EMV chip card transaction volumes.

•A $0.5 million increase in occupancy and equipment expenses, primarily related to a $1.4 million increase in depreciation and amortization expenses, including software license fees, partially offset by hurricane-related insurance recoveries of $0.4 million recorded in the third quarter of 2019 related to repairs and maintenance costs incurred in prior periods on facilities affected by Hurricane Irma in the Virgin Islands and the effect in the third quarter of 2018 of hurricane-related expenses of approximately $0.4 million.

•A $0.4 million increase in taxes, other than income taxes, reflecting higher expenses for municipal, personal property, and sales and use taxes.

Partially offset by:

•A $1.8 million decrease in losses from OREO operations, primarily reflecting a $1.7 million decrease in adverse fair value adjustments to the value of OREO properties.

•A $0.6 million decrease in the FDIC insurance premium expense, reflecting, among other things, the effect of improved earnings trends and reductions in brokered CDs.

•A $0.6 million decrease in Other in the table above, primarily reflecting, among other things, decreases of $0.2 million in supervisory assessments fees, $0.1 million in supplies and printing and $0.1 million in the amortization expense of intangible assets.

Non-interest expenses for the first nine months of 2019 were $275.7 million, compared to $267.1 million for the same period in 2018. The $8.6 million increase in non-interest expenses was principally attributable to:

•A $3.5 million increase in occupancy and equipment expenses, primarily related to a $4.3 million increase in depreciation and amortization expenses, including software licenses fees reflecting the effect of certain projects placed in production related to, among other things, enhancements to the technology infrastructure, including online banking, data security, ERP system matters, and modeling and data management software that support the implementation of new accounting pronouncements, a $0.4 million increase related to a write-down of previously capitalized costs associated with changes in the scope and requirements of a technology-related project, a $0.5 million increase in electricity-related expenses, and a $0.4 million increase in insurance-related expenses. These increases were partially offset by the effect in 2018 of approximately $2.5 million of hurricane-related expenses, mostly attributable to repairs and security matters.

•A $2.7 million increase in professional fees, reflecting, among other things, an increase of $2.1 million in outsourced technology service fees and $1.4 million in legal and audit-related fees. These variances were partially offset by a $0.9 million decrease in consulting fees.

•A $2.0 million increase in employees’ compensation and benefits, primarily related to salary merit increases and other adjustments related to annual review compensation processes that took effect in July 2019 and 2018, a higher headcount, and a $1.3 million increase in matching contributions to the employees’ retirement plan. These increases were partially offset by the effect in the first quarter of 2019 of the $2.3 million expense recovery related to the Benefit available to eligible employers under the Disaster Tax Relief Act. In addition, there was a $1.7 million decrease in stock-based compensation as the Corporation ceased paying additional salary amounts in the form of stock in accordance with the previously-disclosed revised executive compensation program in effect since July 1, 2018.

•A $1.3 million increase in credit and debit card processing expenses, mainly due to higher transaction volumes.

•A $1.2 million increase in business promotion expenses, primarily reflecting a $0.8 million increase in sponsorship-related activities and a $0.2 million increase in charitable contributions.

•A $1.2 million increase in losses from OREO operations, primarily related to a $1.7 million decrease in income recognized from rental payments associated with income-producing properties and a $0.6 million increase in OREO operating expenses, primarily insurance, repairs and maintenance fees. These variances were partially offset by lower write downs to the value of OREO properties.

•A $0.6 million increase in communication expenses, primarily related to higher telephone, data connection and postage expenses.

•A $0.4 million increase in taxes, other than income taxes, primarily related to higher expenses for sales taxes.

Partially offset by:

•A $2.5 million decrease in the FDIC insurance premium expense, reflecting, among other things, the effect of improved earnings trends and reductions in brokered CDs.

•A $1.8 million decrease in Other in the table above, reflecting: (i) a $0.8 million decrease in local supervisory assessments; (ii) a $0.4 million decrease in amortization of intangible assets; and (iii) a $0.2 million increase in supplies and printing.

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

On December 10, 2018, the Governor of Puerto Rico signed into law Act 257 (“Act 257”) to amend some of the provisions of the 2011 PR Code, as amended. Act 257 introduced various changes to the income tax regime in the case of individuals and corporations, and the sales and use taxes, which took effect on January 1, 2019, including, among others, (i) a reduction in the Puerto Rico maximum corporate tax rate from 39% to 37.5%; (ii) an increase in the net operating and capital losses usage limitation from 80% to 90%; (iii) amendments to the provisions related to “pass-through” entities that provide that corporations that own 50% or more of a partnership will not be able to claim a current or carryover non-partnership NOL deduction against a partnership distributable share, adversely impacting a tax action taken in 2017 for FirstBank Insurance under which the Corporation was previously allowed to offset pass-through income earned by FirstBank Insurance with net operating losses at the holding company level; and (iv) other limitations on certain deductions, such as meals and entertainment deductions.

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

For the third quarter and first nine months of 2019, the Corporation recorded an income tax expense of $19.3 million and $54.9 million, respectively, compared to $12.3 million and $30.2 million, respectively, for the comparable periods in 2018. The variance in the income tax expense for the third quarter and first nine months of 2019, when compared to the same periods in 2018, was primarily related to a higher proportion of taxable to exempt income.

For the nine-month period ended September 30, 2019, the Corporation calculated the provision for income taxes by applying the estimated annual effective tax rate for the full fiscal year to ordinary income or loss. In the computation of the consolidated worldwide annual estimated effective tax rate, ASC Topic 740-270, “Income Taxes” (“ASC Topic 740-270”), requires the exclusion of legal entities with pre-tax losses from which a tax benefit cannot be recognized. The Corporation’s estimated annual effective tax rate in the first nine months of 2019, excluding entities from which a tax benefit cannot be recognized and discrete items, was 29% compared to 26% for the first nine months of 2018. The estimated annual effective tax rate, including all entities, for 2019 was 30% (29% excluding discrete items), compared to 24% for the first nine months of 2018 (25% excluding discrete items).

The Corporation’s deferred tax asset amounted to $273.8 million as of September 30, 2019, net of a valuation allowance of $87.2 million, and management concluded, based upon the assessment of all positive and negative evidence, that it is more likely than not that the Corporation will generate sufficient taxable income within the applicable NOL carry-forward periods to realize such amount. The deferred tax asset of the Corporation’s banking subsidiary, FirstBank, amounted to $273.7 million as of September 30, 2019, net of a valuation allowance of $56.2 million, compared to a deferred tax asset of $319.8 million, net of a valuation allowance of $68.1 million, as of December 31, 2018.

The Corporation has U.S. and USVI sourced NOL carryforwards. Section 382 of the U.S. Internal Revenue Code (“Section 382”) limits the ability to utilize U.S. and USVI NOLs for income tax purposes in such jurisdictions following an event that is considered to be an ownership change. Generally, an “ownership change” occurs when certain shareholders increase their aggregate ownership by more than 50 percentage points over their lowest ownership percentage over a three-year testing period. Upon the occurrence of a Section 382 ownership change, the use of NOLs attributable to the period prior to the ownership change is subject to limitations and only a portion of the U.S. and USVI NOLs may be used by the Corporation to offset its annual U.S. and USVI taxable income, if any. In 2017, the Corporation completed a formal ownership change analysis within the meaning of Section 382 covering a comprehensive period, and concluded that an ownership change had occurred during such period. The Section 382 limitation has resulted in higher U.S. and USVI income tax liabilities than we would have incurred in the absence of such limitation. The Corporation has mitigated to an extent the adverse effects associated with the Section 382 limitation as any such tax paid in the U.S. or USVI can be creditable against Puerto Rico tax liabilities or taken as a deduction against taxable income. However, our ability to reduce our Puerto Rico tax liability through such a credit or deduction depends on our tax profile at each annual taxable period, which is dependent on various factors. For the third quarter and nine-month period ended September 30, 2019, the Corporation incurred an income tax expense of approximately $1.2 million and $3.5 million, respectively, related to its U.S. operations, compared to $1.2 million and $3.8 million, respectively, for the comparable periods in 2018. The limitation did not impact the USVI operations for the third quarter and nine-month periods ended September 30, 2019 and 2018.

FINANCIAL CONDITION AND OPERATING DATA ANALYSIS

Assets

The Corporation’s total assets were $12.5 billion as of September 30, 2019, an increase of $287.2 million from December 31, 2018. The increase was mainly due to a $389.7 million increase in cash and cash equivalents attributable, among other things, to proceeds from U.S. agency bonds that matured or were called prior to maturity and prepayments of U.S. agency MBS that have not yet been reinvested, as well as cash provided by operating activities in the first nine months of 2019. In addition, the increase, as further discussed below, reflected a $109.6 million increase in total loans, and the effect of the recognition of a right-of-use asset for operating leases, amounting to $63.3 million as of September 30, 2019, in connection with the adoption of the Financial Accounting Standards Board’s Accounting Standards Update No. (“ASU”) 2016-02, “Leases (Topic 842),” in the first quarter of 2019. These increases were partially offset by a $211.4 million decrease in total investment securities, driven by prepayments of U.S. agency MBS and approximately $305.9 million of U.S. agency bonds that matured or were called prior to maturity. In addition, there was a $46.0 million decrease in the net deferred tax asset and a $28.4 million decrease in the OREO portfolio balance.

Loan Portfolio

The following table presents the composition of the Corporation’s loan portfolio, including loans held for sale, as of the dates indicated:

	September 30,	December 31,
(In thousands)	2019	2018

Residential mortgage loans	$2,997,953	$3,163,208

Commercial loans:
Commercial mortgage loans	1,439,362	1,522,662
Construction loans	108,862	79,429
Commercial and Industrial loans	2,222,496	2,148,111
Total commercial loans	3,770,720	3,750,202
Finance leases	391,373	333,536
Consumer loans	1,808,374	1,611,177
Total loans held for investment	8,968,420	8,858,123

Less:
Allowance for loan and lease losses	(165,575)	(196,362)
Total loans held for investment, net	$8,802,845	$8,661,761
Loans held for sale	42,470	43,186
Total loans, net	$8,845,315	$8,704,947

As of September 30, 2019, the Corporation’s total loan portfolio, before allowance, amounted to $9.0 billion, an increase of $109.6 million when compared to December 31, 2018. The increase consisted of a $97.6 million increase in the Puerto Rico region and a $21.3 million increase in the Florida region, partially offset by a $9.3 million decrease in the Virgin Islands region. On a portfolio basis, the increase consisted of a $255.0 million increase in consumer loans, and an $11.3 million increase in commercial and construction loans, partially offset by a $156.8 million decrease in the residential mortgage loan portfolio.

The increase in total loans in the Puerto Rico region consisted of a $266.4 million growth in consumer loans, partially offset by a reduction of $128.4 million in residential mortgage loans and a $40.4 million decrease in commercial and constructions loans. The decrease in commercial and construction loans was mainly related to the early payoff of two large criticized commercial mortgage loans totaling $120.4 million, the sale of three commercial and industrial loan participations totaling $48.2 million, sales and repayments of nonaccrual commercial and construction loans held for sale totaling $9.2 million, and charge-offs recorded in the first nine months of 2019. These variances were partially offset by certain large originations during the first nine months of 2019, including $94.3 million increase resulting from two new commercial mortgage loans, a $29.1 million increase in the balance of floor plan credit facilities, and the refinancing of a loan that resulted in an increase of $21.9 million in the exposure to a commercial mortgage relationship. The decrease in residential mortgage loans in Puerto Rico primarily reflects the effect of collections, charge-offs and approximately $25.8 million of foreclosures recorded in the first nine months of 2019, which more than offset the volume of non-conforming residential mortgage loan originations aligned, in part, with the strategy of reducing the volume of residential mortgage loans. The increase in consumer loans was driven by new loan originations.

The increase in total loans in the Florida region consisted of a $45.7 million growth in commercial and construction loans, despite the resolution of a $42.9 million nonaccrual commercial mortgage loan for which a $31.5 million payment was received and an $11.4 million charge-off was recorded in the first nine months of 2019, partially offset by reductions of $13.4 million in consumer loans and $11.0 million in residential mortgage loans. In recent years, the Corporation has invested in facilities, increased its resources dedicated to commercial and corporate banking functions and invested in a technology platform in Florida as the Corporation expects to achieve continued growth in this region.

The decrease in total loans in the Virgin Islands region consisted of a $17.4 million decrease in residential mortgage loans, partially offset by a $6.0 million increase in commercial and construction loans and a $2.1 million increase in consumer loans. The increase in commercial and construction loans was driven by the origination of a $4.6 million commercial and industrial term loan in the first quarter of 2019.

As shown in the table above, as of September 30, 2019, the loans held for investment portfolio was comprised of commercial and construction loans (42%), residential real estate loans (33%), and consumer and finance leases (25%). Of the total gross loan portfolio held for investment of $9.0 billion as of September 30, 2019, the Corporation had credit risk concentration of approximately 74% in Puerto Rico, 21% in the United States (mainly in the state of Florida), and 5% in the Virgin Islands, as shown in the following table:

As of September 30, 2019	Puerto Rico	Virgin Islands	United States	Total
(In thousands)
Residential mortgage loans	$2,182,413	$235,164	$580,376	$2,997,953
Commercial mortgage loans	975,883	68,914	394,565	1,439,362
Construction loans	31,189	12,739	64,934	108,862
Commercial and Industrial loans	1,353,520	106,110	762,866	2,222,496
Total commercial loans	2,360,592	187,763	1,222,365	3,770,720
Finance leases	391,373	-	-	391,373
Consumer loans	1,714,247	48,942	45,185	1,808,374
Total loans held for investment, gross	$6,648,625	$471,869	$1,847,926	$8,968,420

Loans held for sale	35,056	-	7,414	42,470
Total loans, gross	$6,683,681	$471,869	$1,855,340	$9,010,890

As of December 31, 2018	Puerto Rico	Virgin Islands	United States	Total
(In thousands)
Residential mortgage loans	$2,313,230	$252,363	$597,615	$3,163,208
Commercial mortgage loans	1,014,023	74,585	434,054	1,522,662
Construction loans	26,069	11,303	42,057	79,429
Commercial and Industrial loans	1,351,661	95,900	700,550	2,148,111
Total commercial loans	2,391,753	181,788	1,176,661	3,750,202
Finance leases	333,536	-	-	333,536
Consumer loans	1,505,720	46,838	58,619	1,611,177
Total loans held for investment, gross	$6,544,239	$480,989	$1,832,895	$8,858,123

Loans held for sale	41,794	199	1,193	43,186
Total loans, gross	$6,586,033	$481,188	$1,834,088	$8,901,309

Residential Real Estate Loans

As of September 30, 2019, the Corporation’s residential mortgage loan portfolio held for investment decreased by $165.3 million, as compared to the balance as of December 31, 2018, reflecting reductions in all regions as principal repayments, charge-offs and foreclosures exceeded the volume of new non-conforming residential mortgage loan originations. The residential mortgage loan portfolio held for investment decreased by $130.8 million in Puerto Rico, and $17.2 million in each of the Virgin Islands and Florida regions, respectively. Approximately 83% of the $289.3 million in residential mortgage loans originated in Puerto Rico during the first nine months of 2019 consisted of conforming loan originations and refinancings.

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

Commercial and Construction Loans

As of September 30, 2019, the Corporation’s commercial and construction loan portfolio, including loans held for sale, increased by $11.3 million to $3.8 billion, as compared to the balance as of December 31, 2018. In the Florida region, commercial and construction loans increased by $45.7 million, mainly attributable to new loan originations, despite the aforementioned resolution of a $42.9 million nonaccrual commercial mortgage loan. The commercial and construction loan portfolio in the Virgin Islands region increased by $6.0 million. As explained above, the decrease in the Puerto Rico region of $40.4 million was mainly related to the early payoff of two large criticized commercial mortgage loans totaling $120.4 million, the sale of three commercial and industrial loan participations totaling $48.2 million, sales and repayments of nonaccrual commercial and construction loans held for sale totaling $9.2 million, and charge-offs recorded in the first nine months of 2019, partially offset by certain large originations during the first nine months of 2019, including $94.3 million in two new commercial mortgage loans, a $29.1 million increase in the balance of floor plan credit facilities, and the refinancing of a loan that resulted in an increase of $21.9 million in the exposure to a commercial mortgage relationship.

As of September 30, 2019, the Corporation had $57.8 million outstanding in loans extended to the Puerto Rico government, its municipalities and public corporations, compared to $61.6 million as of December 31, 2018. Approximately $43.8 million of the outstanding loans as of September 30, 2019 consisted of loans extended to municipalities in Puerto Rico, which in most cases are supported by assigned property tax revenues. The vast majority of revenues of the municipalities included in the Corporation’s loan portfolio are independent of the Puerto Rico central government. These municipalities are required by law to levy special property taxes in such amounts as are required for the payment of all of their respective general obligation bonds and notes. Late in 2015, the Government Development Bank for Puerto Rico (the “GDB”) and the Municipal Revenue Collection Center (“CRIM”) signed and perfected a deed of trust. Through this deed, the GDB, as fiduciary, is bound to keep the CRIM funds separate from any other deposits and must distribute the funds pursuant to applicable law. The CRIM funds are deposited at another commercial depository financial institution in Puerto Rico. In addition to loans extended to municipalities, the Corporation’s exposure to the Puerto Rico government as of September 30, 2019 included a $14.0 million loan granted to an affiliate of the Puerto Rico Electric Power Authority (“PREPA”).

The Corporation also has credit exposure to USVI government entities. As of September 30, 2019, the Corporation had $61.1 million in loans to USVI government instrumentalities and public corporations, compared to $55.8 million as of December 31, 2018. Of the amount outstanding as of September 30, 2019, public corporations of the USVI owed approximately $37.9 million and an independent instrumentality of the USVI government owed approximately $23.2 million. As of September 30, 2019, all loans were currently performing and up to date on principal and interest payments.

As of September 30, 2019, the Corporation’s total exposure to shared national credit (“SNC”) loans (including unused commitments) amounted to $787.4 million. As of September 30, 2019, approximately $170.7 million of the SNC exposure related to the portfolio in Puerto Rico and $617.0 million related to the portfolio in the Florida region.

The composition of the Corporationʼs construction loan portfolio held for investment as of September 30, 2019 by category and geographic location follows:

As of September 30, 2019
	Puerto Rico	Virgin Islands	United States	Total
(Dollars in thousands)
Loans for residential housing projects:
Mid-rise (1)	$519	$955	$-	$1,474
Single-family, detached	-	1,312	10,426	11,738
Total for residential housing projects	519	2,267	10,426	13,212
Construction loans to individuals secured by residential properties	109	1,007	-	1,116
Loans for commercial projects	17,609	7,637	51,051	76,297
Land loans - residential	7,549	1,828	3,457	12,834
Land loans - commercial	5,403	-	-	5,403
Total construction loan portfolio, gross	31,189	12,739	64,934	108,862
Allowance for loan losses	(2,326)	(724)	(9)	(3,059)
Total Construction Loan Portfolio, net	$28,863	$12,015	$64,925	$105,803

(1) Mid-rise relates to buildings of up to 7 stories.

The following table presents further information related to the Corporation’s construction portfolio as of and for the nine-month period ended September 30, 2019:

(Dollars in thousands)
Total undisbursed funds under existing commitments	$130,077
Construction loans held for investment in nonaccrual status	$6,358
Net charge-offs (recoveries) - Construction loans	$(282)
Allowance for loan losses - Construction loans	$3,059
Nonaccrual construction loans to total construction loans, including held for sale	5.84%
Allowance for loan losses - construction loans to total construction loans held for investment	2.81%
Net charge-offs (annualized) to total average construction loans (1)	-0.40%

(1) Loan loss recoveries exceeded charge-offs during the first nine months of 2019.

Consumer Loans and Finance Leases

As of September 30, 2019, the Corporation’s consumer loan and finance lease portfolio increased by $255.0 million to $2.2 billion, as compared to the portfolio balance as of December 31, 2018. The increase primarily reflects increases in auto loans, finance leases, personal loans, and credit card loans, which increased by $141.6 million, $57.8 million, $42.3 million, and $20.6 million, respectively, partially offset by reductions in home equity lines of credit and boat loans of $4.4 million and $3.1 million, respectively. The increase was primarily associated with consumer loan originations in the Puerto Rico region during the first nine months of 2019.

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

The following table provides a breakdown of First BanCorp.’s loan production, including purchases, refinancings, renewals and draws from existing revolving and non-revolving commitments, for the periods indicated:

	Quarter Ended September 30,		Nine-Month Period Ended September 30,
	2019	2018	2019	2018
(In thousands)

Residential real estate	$119,427	$142,086	$360,707	$403,204
Commercial and industrial and commercial mortgage	667,901	415,335	1,685,915	1,127,687
Construction	13,082	23,057	41,998	42,690
Finance leases	44,830	49,196	129,541	118,207
Consumer	304,794	266,596	890,514	698,405
Total loan production	$1,150,034	$896,270	$3,108,675	$2,390,193

The Corporation is experiencing continued loan demand and has continued its targeted origination strategy. During the quarter and nine-month period ended September 30, 2019, total loan originations, including purchases, refinancings, and draws from existing revolving and non-revolving commitments, amounted to approximately $1.2 billion and $3.1 billion, respectively, compared to $896.3 million and $2.4 billion, respectively, for the comparable periods in 2018.

Residential mortgage loan originations and purchases for the quarter and nine-month period ended September 30, 2019 amounted to $119.4 million and $360.7 million, respectively, compared to $142.1 million and $403.2 million, respectively, for the comparable periods in 2018. These statistics include purchases from mortgage bankers of $4.0 million and $13.4 million for the quarter and nine-month period ended September 30, 2019, respectively, compared to $9.6 million and $39.3 million, respectively, for the comparable periods in 2018. The decrease in residential mortgage loan originations and purchases of $22.7 million in the third quarter of 2019, as compared to the same period of 2018, reflects declines of approximately $16.3 million $4.0 million, and $2.4 million in the Puerto Rico, Florida, and the Virgin Islands regions, respectively. For the nine-month period ended September 30, 2019, the decrease includes a reduction of $26.7 million, $11.5 million, and $4.3 million in the Puerto Rico, Florida, and Virgin Islands regions, respectively.

Commercial and construction loan originations (excluding government loans) for the third quarter of 2019 and 2018 amounted to $679.2 million and $419.8 million, respectively, while the originations for the nine-month periods ended September 30, 2019 and 2018 amounted to $1.7 billion and $1.1 billion, respectively. The increase in the third quarter of 2019, compared to the same period in 2018, reflects increases of approximately $227.7 million and $34.4 million in the Puerto Rico and Florida regions, respectively, partially offset by a decrease of $2.5 million in the Virgin Islands region. For the nine-month period ended September 30, 2019, the increase of $582.8 million, compared to the same period in 2018, reflects increases of $468.5 million, $107.2 million, and $7.0 million in the Puerto Rico, Florida, and the Virgin Islands regions, respectively.

Government loan originations for the quarter and nine-month period ended September 30, 2019 amounted to $1.7 million and $9.4 million, respectively, compared to $18.6 million and $34.6 million, respectively, for the comparable periods in 2018. Government loan originations in those periods were mainly related to the utilization of an arranged overdraft line of credit of a government entity in the Virgin Islands region and the origination, in the third quarter of 2018, of a $15.0 million loan extended to a municipality in Puerto Rico.

Originations of auto loans (including finance leases) for the quarter and nine-month period ended September 30, 2019 amounted to $183.7 million and $519.7 million, respectively, compared to $166.4 million and $408.8 million, respectively, for the comparable periods in 2018. The increases were primarily attributable to the Puerto Rico region, which had increases of $23.8 million and $125.1 million for the quarter and nine-month period ended September 30, 2019, respectively, compared to the same periods in 2018. Personal loan originations, other than credit cards, for the quarter and nine-month period ended September 30, 2019 amounted to $61.6 million and $204.1 million, respectively, compared to $62.8 million and $160.3 million, respectively, for the comparable periods in 2018. Most of the increase in personal loan originations for the nine-month period ended September 30, 2019 was reflected in the Puerto Rico region. The utilization activity on the outstanding credit card portfolio for the quarter and nine-month period ended September 30, 2019 amounted to approximately $104.4 million and $296.2 million, respectively, compared to $86.7 million and $247.5 million, respectively, for the comparable periods in 2018.

Investment Activities

As part of its liquidity, revenue diversification and interest rate risk management strategies, First BanCorp. maintains an investment portfolio that is classified as available for sale or held to maturity. The Corporation’s total available-for-sale investment securities portfolio as of September 30, 2019 amounted to $1.7 billion, a decrease of $206.0 million from December 31, 2018. The decrease was mainly driven by $305.9 million of U.S. agency bonds that matured or were called prior to maturity and prepayments of $167.8 million of U.S. agency MBS and bonds, partially offset by purchases of $225.9 million of U.S. agency MBS and bonds during the first nine months of 2019 and a $45.5 million increase in the fair value of available-for sale investment securities primarily attributable to changes in market interest rates.

As of September 30, 2019, approximately 99% of the Corporation’s available-for-sale securities portfolio was invested in U.S. government and agency debentures and fixed-rate U.S. government sponsored-agency MBS (mainly Ginnie Mae (“GNMA”), Fannie Mae (“FNMA”) and Freddie Mac (“FHLMC”) fixed-rate securities). In addition, as of September 30, 2019, the Corporation owned bonds of the Puerto Rico Housing Finance Authority (“PRHFA”), classified as available for sale, in the aggregate amount of $8.3 million, carried on the Corporation’s books at their aggregate fair value of $7.2 million. Approximately $4.3 million (fair value - $3.0 million) of these bonds consisted of a residential pass-through mortgage-backed security issued by the PRHFA that is collateralized by second mortgages originated under a program launched by the Puerto Rico government in 2010. This bond was structured as a zero-coupon bond for the first ten years (up to July 2019). See "Note 6 – Investment Securities" to the accompanying unaudited consolidated financial statements for additional information.

As of September 30, 2019, the Corporation’s held-to-maturity investment securities portfolio amounted to $138.7 million, down $6.1 million from December 31, 2018. Held-to-maturity investment securities consisted of financing arrangements with Puerto Rico municipalities issued in bond form, which are accounted for as securities, but are underwritten as loans with features that are typically found in commercial loans. These obligations typically are not issued in bearer form, are not registered with the SEC, and are not rated by external credit agencies. These bonds have seniority to the payment of operating costs and expenses of the municipality and are supported by assigned property tax revenues. Approximately 70% of the Corporation’s municipality bonds consisted of obligations issued by three of the largest municipalities in Puerto Rico. The municipalities are required by law to levy special property taxes in such amounts as are required for the payment of all of their respective general obligation bonds and loans. During the third quarter of 2019, the Corporation received scheduled principal payments amounting to approximately $6.0 million from these Puerto Rico municipal bonds.

See “Risk Management – Exposure to Puerto Rico Government” below for information and details about the Corporation’s total direct exposure to the Puerto Rico government, including the municipalities.

The following table presents the carrying value of investments as of the indicated dates:

	September 30,	December 31,
	2019	2018
(In thousands)

Money market investments	$97,731	$7,590

Investment securities available for sale, at fair value:
U.S. government and agency obligations	319,212	608,656
Puerto Rico government obligations	7,201	6,952
MBS	1,409,650	1,326,460
Other	500	500
Total investment securities available for sale, at fair value	1,736,563	1,942,568
Investment securities held-to-maturity, at amortized cost:
Puerto Rico municipal bonds	138,676	144,815

Equity securities, including $41.7 million and $41.9 million of FHLB stock
as of September 30, 2019 and December 31, 2018, respectively	45,228	44,530
Total money market investments and investment securities	$2,018,198	$2,139,503

MBS as of the indicated dates consisted of:

	September 30,	December 31,
(In thousands)	2019	2018

Available for sale:
FHLMC certificates	$387,717	$349,778
GNMA certificates	231,211	182,777
FNMA certificates	719,884	714,044
Collateralized mortgage obligations issued or
guaranteed by FHLMC and GNMA	59,284	65,947
Private label MBS	11,554	13,914
Total MBS	$1,409,650	$1,326,460

The carrying values of investment securities classified as available for sale and held to maturity as of September 30, 2019 by contractual maturity (excluding MBS) are shown below:

	Carrying	Weighted
(Dollars in thousands)	Amount	Average Yield %

U.S. government and agency obligations
Due within one year	$135,548	1.46
Due after one year through five years	82,147	2.13
Due after five years through ten years	75,787	2.63
Due after ten years	25,730	2.40
	319,212	1.98

Puerto Rico government and municipalities obligations
Due within one year	321	6.07
Due after one year through five years	8,264	5.40
Due after five years through ten years	60,757	5.89
Due after ten years	76,535	5.73
	145,877	5.78

Other Investment Securities
Due after one year through five years	500	2.96
Total	465,589	3.18

MBS	1,409,650	2.68

Total investment securities available for sale and held to maturity	$1,875,239	2.81

Net interest income of future periods could be affected by prepayments of MBS. Any acceleration in the prepayments of MBS would lower yields on these securities, as the amortization of premiums paid upon acquisition of these securities would accelerate. Conversely, acceleration of the prepayments of MBS would increase yields on securities purchased at a discount, as the amortization of the discount would accelerate. These risks are directly linked to future period market interest rate fluctuations. Also, net interest income in future periods might be affected by the Corporation’s investment in callable securities. As of September 30, 2019, the Corporation had approximately $107.7 million in debt securities (U.S. agency and Puerto Rico government securities) with embedded calls and with an average yield of 2.60%. See “Risk Management” below for further analysis of the effects of changing interest rates on the Corporation’s net interest income and the interest rate risk management strategies followed by the Corporation. Also refer to Note 6 – Investment Securities, to the accompanying unaudited consolidated financial statements for additional information regarding the Corporation’s investment portfolio.

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

The Corporation manages liquidity at two levels. The first is the liquidity of the parent company, which is the holding company that owns the banking and non-banking subsidiaries. The second is the liquidity of the banking subsidiary. As of September 30, 2019, FirstBank could not pay any dividend to the holding company, except upon receipt of required regulatory approvals. During the fourth quarter of 2018, the Corporation reinstated quarterly dividend payments on its common stock. During the first nine months of 2019, the Corporation continued to pay quarterly interest payments on the subordinated debentures associated with its TRuPs, the monthly dividend income on its non-cumulative perpetual monthly income preferred stock, and quarterly dividends on its common stock pursuant to regulatory approvals.

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

The Corporation develops and maintains contingency funding plans. These plans evaluate the Corporation’s liquidity position under various operating circumstances and are designed to help ensure that the Corporation will be able to operate through periods of stress when access to normal sources of funds is constrained. The plans project funding requirements during a potential period of stress, specify and quantify sources of liquidity, outline actions and procedures for effectively managing liquidity through a difficult period, and define roles and responsibilities for the Corporation’s employees. Under the contingency funding plan, the Corporation stresses the balance sheet and the liquidity position to critical levels that mimic difficulties in generating funds or even maintaining the current funding position of the Corporation and the Bank and are designed to help ensure the ability of the Corporation and the Bank to honor its respective commitments. The Corporation has established liquidity triggers that the MIALCO monitors in order to maintain the ordinary funding of the banking business. The MIALCO developed contingency funding plans for the following four scenarios: local market event, credit rating downgrade, an economic cycle downturn event, and a concentration event. They are reviewed and approved annually by the Board of Directors’ Asset and Liability Committee.

The Corporation manages its liquidity in a proactive manner and believes that it maintains a sound liquidity position. It uses multiple measures to monitor the liquidity position, including core liquidity, basic liquidity, and time-based reserve measures. As of September 30, 2019, the estimated core liquidity reserve (which includes cash and free liquid assets) was $2.0 billion, or 15.9% of total assets, compared to $1.9 billion, or 15.6% of total assets as of December 31, 2018. The basic liquidity ratio (which adds available secured lines of credit to the core liquidity) was approximately 18.8% of total assets, as of September 30, 2019, compared to 19.0% of total assets as of December 31, 2018. As of September 30, 2019, the Corporation had $360.8 million available for additional credit from the FHLB. Unpledged liquid securities as of September 30, 2019, mainly fixed-rate MBS and U.S. agency debentures, amounted to approximately $0.9 billion. The Corporation does not rely on uncommitted inter-bank lines of credit (federal funds lines) to fund its operations and does not include them in the basic liquidity measure. As of September 30, 2019, the holding company had $26.3 million of cash and cash equivalents. Cash and cash equivalents at the Bank level as of September 30, 2019 were approximately $969.0 million. The Bank had $483.0 million in brokered CDs as of September 30, 2019, of which approximately $246.3 million mature over the next twelve months. Liquidity at the Bank level is highly dependent on bank deposits, which fund 73% of the Bank’s assets (or 69% excluding brokered CDs).

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

The Corporation has continued reducing the amounts of its outstanding brokered CDs. The amount of brokered CDs had decreased by $72.6 million to $483.0 million as of September 30, 2019, compared to $555.6 million as of December 31, 2018. At the same time as the Corporation focuses on reducing its reliance on brokered CDs, it is seeking to add core deposits. During the first nine months of 2019, the Corporation increased deposits, excluding brokered CDs and government deposits, by $51.6 million to $7.6 billion, as further discussed below.

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

The Corporation’s principal sources of funding are:

Brokered CDs – Historically, a large portion of the Corporation’s funding has been brokered CDs issued by FirstBank. Total brokered CDs decreased during the first nine months of 2019 by $72.6 million to $483.0 million as of September 30, 2019.

The average remaining term to maturity of the retail brokered CDs outstanding as of September 30, 2019 was approximately 1.3 years.

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

The following table presents contractual maturities of time deposits with denominations of $100,000 or higher as of September 30, 2019:

Total
(In thousands)

Three months or less	$358,942
Over three months to six months	316,234
Over six months to one year	566,420
Over one year	1,087,396
Total	$2,328,992

CDs in denominations of $100,000 or higher include brokered CDs of $483.0 million issued to deposit brokers in the form of large CDs that are generally participated out by brokers in amounts of less than the FDIC insurance limit.

Government deposits – As of September 30, 2019, the Corporation had $768.2 million of Puerto Rico public sector deposits ($638.1 million in transactional accounts and $130.1 million in time deposits), compared to $677.3 million as of December 31, 2018. Approximately 39% is from municipalities and municipal agencies in Puerto Rico and 61% is from public corporations and the Puerto Rico government and agencies.

In addition, as of September 30, 2019, the Corporation had $291.7 million of government deposits in the Virgin Islands, compared to $223.4 million as of December 31, 2018.

Retail deposits – The Corporation’s deposit products also include regular savings accounts, demand deposit accounts, money market accounts and retail CDs. Deposits, excluding brokered CDs and government deposits, increased by $51.6 million to $7.6 billion as of September 30, 2019, compared to $7.5 billion as of December 31, 2018, reflecting an increase of $82.9 million in the Puerto Rico region, partially offset by decreases of $23.7 million in the Florida region and $7.6 million in the Virgin Islands region. The increase in the Puerto Rico region reflects, among other things, a growth of $173.2 million in time deposits.

Refer to Net Interest Income above for information about average balances of interest-bearing deposits, and the average interest rate paid on deposits for the quarters and nine-month periods ended September 30, 2019 and 2018.

Securities sold under agreements to repurchase - The Corporation’s investment portfolio is funded in part with repurchase agreements. The Corporation’s outstanding securities sold under repurchase agreements amounted to $300.0 million as of September 30, 2019, compared to $350.1 million as of December 31, 2018. During the first quarter of 2019, the Corporation repaid a $50.1 million short-term repurchase agreement carried at a cost of 2.85%. One of the Corporation’s strategies has been the use of structured repurchase agreements and long-term repurchase agreements to reduce liquidity risk and manage exposure to interest rate risk by lengthening the final maturities of its liabilities while keeping funding costs at reasonable levels. In addition to these repurchase agreements, the Corporation has been able to maintain access to credit by using cost-effective sources such as FHLB advances. See Note 18 – Securities Sold Under Agreements to Repurchase, to the accompanying unaudited consolidated financial statements for further details about repurchase agreements outstanding by counterparty and maturities.

As of September 30, 2019, the Corporation had $200 million of reverse repurchase agreements with a counterparty under a master netting arrangement that provides for a right of setoff that meets the conditions of ASC Topic 210-20-45-11, “Balance Sheet – Offsetting – Repurchase and Reverse Repurchase Agreements,” for a net presentation. These repurchase agreements and reverse repurchase agreements are presented net on the consolidated statements of financial condition.

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

Advances from the FHLB – The Bank is a member of the FHLB system and obtains advances to fund its operations under a collateral agreement with the FHLB that requires the Bank to maintain qualifying mortgages and/or investments as collateral for advances taken. As of each of September 30, 2019 and December 31, 2018, the outstanding balance of FHLB advances was $740.0 million. As of September 30, 2019, the Corporation had $360.8 million available for additional credit on FHLB lines of credit.

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

As of September 30, 2019 and December 31, 2018, the Corporation had subordinated debentures outstanding in the aggregate amount of $184.2 million.

During the second quarter of 2016, the Corporation received approval from the Federal Reserve and paid $31.2 million for all the accrued but deferred interest payments, plus the interest for the 2016 second quarter, on the Corporation’s junior subordinated deferrable debentures associated with its TRuPs. Subsequently, the Corporation has made scheduled quarterly interest payments on the subordinated debentures. As of September 30, 2019, the Corporation was current on all interest payments due related to its subordinated debentures. The Corporation is no longer required to obtain the approval of the Federal Reserve Bank before paying dividends, receiving dividends from the Bank, making payments on subordinated debt or trust preferred securities, incurring or guaranteeing debt or purchasing or redeeming any corporate stock.

Other Sources of Funds and Liquidity - The Corporation’s principal uses of funds are for the origination of loans and the repayment of maturing deposits and borrowings. In connection with its mortgage banking activities, the Corporation has invested in technology and personnel to enhance the Corporation’s secondary mortgage market capabilities.

The enhanced capabilities improve the Corporation’s liquidity profile as they allow the Corporation to derive liquidity, if needed, from the sale of mortgage loans in the secondary market. The U.S. (including Puerto Rico) secondary mortgage market is still highly liquid, in large part because of the sale of mortgages through guarantee programs of the U.S. Federal Housing Administration (“FHA”), U.S. Veterans Administration (“VA”), U.S. Department of Housing and Urban Development (“HUD”), FNMA and FHLMC. During the first nine months of 2019, the Corporation sold approximately $173.4 million of FHA/VA mortgage loans to GNMA, which packages them into MBS. Any regulatory actions affecting GNMA, FNMA or FHLMC could adversely affect the secondary mortgage market.

Although currently not in use, other potential sources of short-term funding for the Corporation include commercial paper and federal funds purchased. Furthermore, in previous years, the Corporation entered into several financing transactions to diversify its funding sources, including the issuance of notes payable and, as noted above, junior subordinated debentures, as part of its longer-term liquidity and capital management activities. No assurance can be given that these sources of liquidity will be available in the future and, if available, will be on comparable terms or terms favorable to the Corporation.

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

As of the date hereof, the Corporation’s credit as a long-term issuer is currently rated B+ by S&P and B+ by Fitch. As of the date hereof, FirstBank’s credit as a long-term issuer are B3 by Moody’s, six notches below their definition of investment grade; BB- by S&P, three notches below their definition of investment grade; and B+ by Fitch, four notches below their definition of investment grade. The Corporation’s credit ratings are dependent on a number of factors, both quantitative and qualitative, and are subject to change at any time. The disclosure of credit ratings is not a recommendation to buy, sell or hold the Corporation’s securities. Each rating should be evaluated independently of any other rating.

Cash Flows

Cash and cash equivalents were $975.9 million as of September 30, 2019, an increase of $389.7 million compared to the balance as of December 31, 2018. The following discussion highlights the major activities and transactions that affected the Corporation’s cash flows during the first nine months of 2019 and 2018.

Cash Flows from Operating Activities

First BanCorp.’s operating assets and liabilities vary significantly in the normal course of business due to the amount and timing of cash flows. Management believes that cash flows from operations, available cash balances and the Corporation’s ability to generate cash through short- and long-term borrowings will be sufficient to fund the Corporation’s operating liquidity needs for the foreseeable future.

For the first nine months of 2019 and 2018, net cash provided by operating activities was $235.7 million and $213.8 million, respectively. Net cash generated from operating activities was higher than net income, largely as a result of adjustments for items such as the provision for loan and lease losses, depreciation and amortization, as well as the cash generated from sales of loans held for sale.

Cash Flows from Investing Activities

The Corporation’s investing activities primarily relate to originating loans to be held for investment, as well as purchasing, selling and repaying available-for-sale and held-to-maturity investment securities. For the nine-month period ended September 30, 2019, net cash provided by investing activities was $81.1 million, primarily due to principal collected on loans and on U.S. agency bonds matured or called prior to maturity, as well as U.S. agency MBS prepayments, partially offset by liquidity used to fund commercial and consumer loan originations.

For the nine-month period ended September 30, 2018, net cash used in investing activities was $139.9 million, primarily reflecting the effect of purchases of U.S. agency bonds and MBS, partially offset by U.S. agency MBS prepayments and proceeds from sales of adversely-classified commercial loans and seasoned residential mortgage loans.

Cash Flows from Financing Activities

The Corporation’s financing activities primarily include the receipt of deposits and the issuance of brokered CDs, the issuance of and payments on long-term debt, the issuance of equity instruments and activities related to its short-term funding. For the first nine months of 2019, net cash provided by financing activities was $73.0 million, mainly reflecting the increase in non-brokered deposits, partially offset by the repayment of a matured short-term repurchase agreement in the amount of $50.1 million and dividends paid on common and preferred stock.

During the nine-month period ended September 30, 2018, net cash used by financing activities was $133.5 million, mainly reflecting the effect of the repayment of maturing brokered CDs and borrowings, partially offset by the increase in non-brokered deposits.

Capital

As of September 30, 2019, the Corporation’s stockholders’ equity was $2.2 billion, an increase of $155.9 million from December 31, 2018. The increase was mainly driven by the earnings generated in the first nine months of 2019 and the $45.5 million increase in the fair value of available-for-sale investment securities recorded as part of Other comprehensive income, partially offset by common and preferred stock dividends declared in the first nine months of 2019 totaling $21.6 million. On October 25, 2019, the Corporation announced that its Board of Directors declared a quarterly cash dividend of $0.05 per common share, which represents an increase of $0.02 per common share compared to its most recent dividend paid on September 13, 2019. The dividend is payable on December 13, 2019 to shareholders of record at the close of business on November 29, 2019. The Corporation intends to continue to pay monthly dividend payments on non-cumulative perpetual monthly income preferred stock and quarterly dividends on common stock. As mentioned above, the Corporation is no longer required to obtain the approval of the Federal Reserve Bank before paying dividends, receiving dividends from the Bank, making payments on subordinated debt or trust preferred securities, incurring or guaranteeing debt or purchasing or redeeming any corporate stock.

Set forth below are First BanCorp.ʼs and FirstBankʼs regulatory capital ratios as of September 30, 2019 and December 31, 2018:

			Banking Subsidiary
	First BanCorp.		FirstBank		To be well capitalized - General thresholds
		Fully		Fully
		Phased-in		Phased-in
As of September 30, 2019	Actual	Pro-forma (1)	Actual	Pro-forma (1)
Total capital ratio (Total capital to risk-weighted assets)	25.27%	24.85%	24.78%	24.36%	10.00%
Common Equity Tier 1 capital ratio
(Common equity Tier 1 capital to risk-weighted assets)	21.61%	21.23%	20.07%	19.71%	6.50%
Tier 1 capital ratio (Tier 1 capital to risk-weighted assets)	22.02%	21.62%	23.52%	23.10%	8.00%
Leverage ratio	16.04%	16.04%	17.16%	17.16%	5.00%

			Banking Subsidiary
	First BanCorp.		FirstBank		To be well capitalized - General thresholds
		Fully		Fully
		Phased-in		Phased-in
As of December 31, 2018	Actual	Pro-forma (1)	Actual	Pro-forma (1)
Total capital ratio (Total capital to risk-weighted assets)	24.00%	23.50%	23.51%	23.02%	10.00%
Common Equity Tier 1 capital ratio
(Common equity Tier 1 capital to risk-weighted assets)	20.30%	19.86%	18.76%	18.35%	6.50%
Tier 1 capital ratio (Tier 1 capital to risk-weighted assets)	20.71%	20.26%	22.25%	21.76%	8.00%
Leverage ratio	15.37%	15.37%	16.53%	16.53%	5.00%

(1) Certain adjustments required under Basel III rules were phased-in through the end of 2018, although certain elements of the Basel III rules were deferred by the federal banking agencies until April 1, 2020, as further discussed below. The ratios shown in this column were calculated assuming fully phased-in adjustments as if they were effective as of September 30, 2019 and December 31, 2018.

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

On July 9, 2019, the agencies adopted a final rule that supersedes the regulatory capital transition rules and eliminates the transition provisions that are no longer operative. The final rule will be generally effective April 1, 2020 and eliminates: (i) the 10 percent common equity tier 1 capital deduction threshold, which applies individually to holdings of mortgage servicing assets, temporary difference deferred tax assets, and significant investments in the capital of unconsolidated financial institutions in the form of common stock; (ii) the 15 percent common equity tier 1 capital deduction threshold, which applies to the aggregate amount of such items; (iii) the 10 percent threshold for non-significant investments, which applies to holdings of regulatory capital of unconsolidated financial institutions; and (iv) the deduction treatment for significant investments in the capital of unconsolidated financial institutions that are not in the form of common stock. Instead of the current capital rule's treatments of mortgage servicing assets, temporary difference deferred tax assets, and investments in the capital of unconsolidated financial institutions, the final rule requires non-advanced approaches banking organizations to deduct from common equity tier 1 capital any amount of mortgage servicing assets, temporary difference deferred tax assets, and investments in the capital of unconsolidated financial institutions that individually exceed 25 percent of common equity tier 1 capital of the banking organization (the 25 percent common equity tier 1 capital deduction threshold). The final rule retains the deferred requirement that a banking organization must apply a 250 percent risk weight to non-deducted mortgage servicing assets or temporary difference deferred tax assets. The table above presents, on a pro-forma basis, regulatory capital ratios incorporating changes required by this final rule as if they were effective as of September 30, 2019 and December 31, 2018.

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

The following table is a reconciliation of the Corporation’s tangible common equity and tangible assets as of September 30, 2019 and December 31, 2018, respectively:

	September 30,	December 31,
(In thousands, except ratios and per share information)	2019	2018

Total equity - GAAP	$2,200,595	$2,044,704
Preferred equity	(36,104)	(36,104)
Goodwill	(28,098)	(28,098)
Purchased credit card relationship intangible	(4,137)	(5,702)
Core deposit intangible	(3,695)	(4,335)
Insurance customer relationship intangible	(508)	(622)

Tangible common equity	$2,128,053	$1,969,843

Total assets - GAAP	$12,530,713	$12,243,561
Goodwill	(28,098)	(28,098)
Purchased credit card relationship intangible	(4,137)	(5,702)
Core deposit intangible	(3,695)	(4,335)
Insurance customer relationship intangible	(508)	(622)
Tangible assets	$12,494,275	$12,204,804
Common shares outstanding	217,361	217,235

Tangible common equity ratio	17.03%	16.14%
Tangible book value per common share	$9.79	$9.07

(1) In May 2017, the U.S. Treasury sold its remaining shares of common stock in First BanCorp. As a result, senior officers forfeited approximately 2.4 million of restricted shares that they held.

The Banking Law of the Commonwealth of Puerto Rico requires that a minimum of 10% of FirstBank’s net income for the year be transferred to a legal surplus reserve until such surplus equals the total of paid-in-capital on common and preferred stock. Amounts transferred to the legal surplus reserve from Retained earnings are not available for distribution to the Corporation, including for payment as dividends to the stockholders, without the prior consent of the Puerto Rico Commissioner of Financial Institutions. The Puerto Rico Banking Law provides that, when the expenditures of a Puerto Rico commercial bank are greater than receipts, the excess of the expenditures over receipts must be charged against the undistributed profits of the bank, and the balance, if any, must be charged against the legal surplus reserve, as a reduction thereof. If there is no legal surplus reserve sufficient to cover such balance in whole or in part, the outstanding amount must be charged against the capital account and the Bank cannot pay dividends until it can replenish the legal surplus reserve to an amount of at least 20% of the original capital contributed. During the fourth quarter of 2018, $20.5 million was transferred to the legal surplus reserve. FirstBank’s legal surplus reserve, included as part of Retained earnings in the Corporation’s consolidated statements of financial condition, amounted to $80.2 million as of September 30, 2019. There were no transfers to the legal surplus reserve during the first nine months of 2019.

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

As a provider of financial services, the Corporation routinely enters into commitments with off-balance sheet risk to meet the financial needs of its customers. These financial instruments may include loan commitments and standby letters of credit. These commitments are subject to the same credit policies and approval processes used for on-balance sheet instruments. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the statement of financial position. As of September 30, 2019, the Corporation’s commitments to extend credit amounted to approximately $1.3 billion, of which $665.2 million related to credit card loans. Commercial and financial standby letters of credit amounted to approximately $98.5 million.

Contractual Obligations, Commitments and Contingencies

The following table presents information about the maturities of the Corporation’s contractual obligations and commitments, which consist of CDs, long-term contractual debt obligations, commitments to sell mortgage loans and commitments to extend credit:

	Contractual Obligations and Commitments
	As of September 30, 2019
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years

(In thousands)

Contractual obligations:
Certificates of deposit	$3,064,034	$1,665,432	$1,107,768	$283,716	$7,118
Securities sold under agreements to repurchase (1)	100,000	-	100,000	-	-
Advances from FHLB	740,000	250,000	490,000	-	-
Other borrowings	184,150	-	-	-	184,150
Operating leases	79,424	10,273	18,845	13,758	36,548
Total contractual obligations	$4,167,608	$1,925,705	$1,716,613	$297,474	$227,816

Commitments to sell mortgage loans	$6,012

Standby letters of credit	$4,229

Commitments to extend credit:
Lines of credit	$1,161,990
Letters of credit	94,266
Construction undisbursed funds	130,077
Total commercial commitments	$1,386,333

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

As of September 30, 2019, the 12-month net interest income was forecasted assuming the September 30, 2019 interest rate curves remain constant. Then, net interest income was estimated under rising and falling rate scenarios. For the rising rate scenario, a gradual (ramp) parallel upward shift of the yield curve was assumed during the first 12 months (the “+200 ramp” scenario). Conversely, for the falling rate scenario, a gradual (ramp) parallel downward shift of the yield curve was assumed during the first 12 months (the “-200 ramp” scenario). However, given the current low levels of interest rates, along with the current yield curve slope, a full downward shift of 200 basis points would represent an unrealistic scenario. Therefore, under the falling rate scenario, rates move downward by as much as 200 basis points, but without reaching zero. The resulting scenario shows interest rates close to zero in most cases, reflecting a flattening yield curve instead of a parallel downward scenario.

The Libor/Swap curve for September 2019, as compared to December 2018, reflected a 77 basis points reduction in the short-term horizon, between 1 to 12 months, while market rates also decreased by 105 basis points in the medium term, that is, between 2 to 5 years. In the long-term, that is, over a 5-year-time horizon, market rates decreased by 113 basis points, causing a more flattened yield curve. The U.S. Treasury curve in the short-term decreased by 68 basis points and in the medium-term horizon decreased by 93 basis points, as compared to the December 2018 end of month levels. The long-term horizon decreased by 95 basis points as compared to December 2018 end of month levels.

The following table presents the results of the simulations as of September 30, 2019 and December 31, 2018. Consistent with prior years, these exclude non-cash changes in the fair value of derivatives:

	September 30, 2019				December 31, 2018
	Net Interest Income Risk				Net Interest Income Risk
	(Projected for the next 12 months)				(Projected for the next 12 months)
	Static Simulation		Growing Balance Sheet		Static Simulation		Growing Balance Sheet
(Dollars in millions)	Change	% Change	Change	% Change	Change	% Change	Change	% Change
+ 200 bps ramp	$18.6	3.41%	$17.8	3.06%	$5.7	1.05%	$8.7	1.50%
- 200 bps ramp	$(24.9)	(4.55)%	$(26.1)	(4.49)%	$(7.2)	(1.31)%	$(9.1)	(1.57)%

The Corporation continues to manage its balance sheet structure to control the overall interest rate risk. As of September 30, 2019, the simulations showed that the Corporation continues to maintain an asset-sensitive position. The Corporation has continued repositioning the balance sheet and improving the funding mix, driven by an increase in the average balance of interest-bearing deposits with low rate elasticity, and reductions in brokered CDs and short-term repurchase agreements. The above-mentioned growth in deposits, along with proceeds from US agency MBS and loan repayments, and proceeds from U.S. agency bonds that matured or were called prior to maturity during the first nine months of 2019 that have not been yet reinvested, has helped the Corporation to fund the continued increases in the consumer loan portfolio, while maintaining higher liquidity levels.

Taking into consideration the above-mentioned facts for modeling purposes, the net interest income for the next 12 months under a growing balance sheet scenario was estimated to increase by $17.8 million in the rising rate scenario when compared against the Corporation’s flat or unchanged interest rate forecast scenario. Under the falling rate, growing balance sheet scenario, the net interest income was estimated to decrease by $26.1 million.

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

For detailed information regarding the volume of derivative activities (e.g., notional amounts), location and fair values of derivative instruments in the consolidated statements of financial condition and the amount of gains and losses reported in the consolidated statements of income, see Note 13 – Derivative Instruments and Hedging Activities in the accompanying consolidated unaudited financial statements.

The following tables summarize the fair value changes in the Corporation’s derivatives, as well as the sources of the fair values as of or for the indicated dates or periods:
	Asset Derivatives	Liability Derivatives
	Nine-Month Period Ended	Nine-Month Period Ended
(In thousands)	September 30, 2019	September 30, 2019

Fair value of contracts outstanding as of the beginning of the period	$1,018	$(1,000)
Changes in fair value during the period	(714)	817
Fair value of contracts outstanding as of September 30, 2019	$304	$(183)

Sources of Fair Value

	Payment Due by Period
	Maturity Less Than One Year	Maturity 1-3 Years	Maturity 3-5 Years	Maturity in Excess of 5 Years	Total Fair Value

(In thousands)
As of September 30, 2019
Pricing from observable market inputs - Asset Derivatives	$294	$-	$10	$-	$304
Pricing from observable market inputs - Liability Derivatives	(174)	-	(9)	-	(183)
	$120	$-	$1	$-	$121

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

As of September 30, 2019 and December 31, 2018, all of the derivative instruments held by the Corporation were considered undesignated economic hedges.

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

Allowance for Loan and Lease Losses and Non-Performing Assets

Allowance for Loan and Lease Losses

The allowance for loan and lease losses represents the estimate of the level of reserves appropriate to absorb inherent incurred credit losses. The amount of the allowance is determined by empirical analysis and judgments regarding the quality of each individual loan portfolio. All known relevant internal and external factors that affect loan collectability are considered, including analyses of historical charge-off experience, migration patterns, changes in economic conditions, and changes in loan collateral values. For example, factors affecting the economies of Puerto Rico, Florida (USA), the USVI and the BVI may contribute to delinquencies and defaults above the Corporation’s historical loan and lease loss experience. Such factors are subject to regular review and may change to reflect updated performance trends and expectations, particularly in times of severe stress. The process includes judgments and quantitative elements that may be subject to significant change.

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

 The ratio of the allowance for loan and lease losses to total loans held for investment decreased to 1.85% as of September 30, 2019, compared to 2.22% as of December 31, 2018. The change for each portfolio follows:

•The allowance to total loans ratio for the residential mortgage loan portfolio decreased from 1.61% as of December 31, 2018 to 1.54% as of September 30, 2019, primarily due to lower nonaccrual and delinquency loan levels.

•The allowance to total loans ratio for the commercial mortgage portfolio decreased from 3.65% as of December 31, 2018 to 3.12% as of September 30, 2019 reflecting, among other things, the resolution of a large nonaccrual commercial mortgage loan in the Florida region that resulted in a charge-off of $11.4 million taken against a previously-established specific reserve and the payoff of certain large criticized loans in the third quarter of 2019.

•The allowance to total loans ratio for the C&I portfolio decreased from 1.52% as of December 31, 2018 to 0.79% as of September 30, 2019, reflecting the effect of a $3.4 million reserve release associated with the resolution of uncertainties surrounding the repayment prospects of a hurricane-affected commercial customer, a charge-off of $5.7 million taken in the first quarter of 2019 on a C&I loan in Puerto Rico against a previously-established specific reserve, and lower historical loss rates.

•The allowance to total loans ratio for the construction loan portfolio decreased from 4.52% as of December 31, 2018 to 2.81% as of September 30, 2019, primarily as a result of a higher proportion of Florida construction loans to total construction loans. The historical loss rates applied to the construction portfolio in the Florida region are generally lower than rates applied to the construction loan portfolio in the Puerto Rico region.

•The allowance to total loans ratio for the consumer loan portfolio decreased from 2.77% as of December 31, 2018 to 2.46% as of September 30, 2019, reflecting, among other things, the effect in the first quarter of 2019 of a $3.0 million release of the hurricane-related qualitative reserve resulting from updated payment patterns and credit risk analyses applied to consumer borrowers subject to payment deferral programs that expired early in 2018.

As discussed above, the significant overall uncertainties that complicated management’s early assessments of hurricane-related credit losses have been largely addressed and the hurricanes’ effect on credit quality is now reflected in the normal process for determining the allowance for loan and lease losses and not through a separate hurricane-related qualitative reserve.

The ratio of the total allowance to nonaccrual loans held for investment was 76.57% as of September 30, 2019, compared to 62.15% as of December 31, 2018.

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

As shown in the following table, the allowance for loan and lease losses amounted to $165.6 million as of September 30, 2019, or 1.85% of total loans, compared with $196.4 million, or 2.22% of total loans, as of December 31, 2018. See “Results of Operation - Provision for Loan and Lease Losses” above for additional information.

	Quarter Ended		Nine-Month Period Ended
	September 30,		September 30,
(Dollars in thousands)	2019	2018	2019	2018

Allowance for loan and lease losses, beginning of period	$172,011	$222,035	$196,362	$231,843
Provision (release) for loan and lease losses:
Residential Mortgage (1)	2,162	360	9,387	4,406
Commercial Mortgage (2)	(808)	10,111	3,854	20,956
Commercial and Industrial (3)	(5,465)	2,281	(11,068)	3,012
Construction (4)	(178)	1,308	(815)	6,579
Consumer and Finance Leases (5)	11,687	(2,536)	30,394	16,651
Total provision for loan and lease losses (6)	7,398	11,524	31,752	51,604
Charge-offs
Residential Mortgage	(5,288)	(8,316)	(16,229)	(17,231)
Commercial Mortgage	(813)	(9,850)	(14,901)	(20,557)
Commercial and Industrial	(387)	(2,242)	(7,056)	(9,282)
Construction	(68)	(2,192)	(347)	(8,187)
Consumer and Finance Leases	(12,708)	(13,712)	(37,004)	(38,111)
Total charge-offs	(19,264)	(36,312)	(75,537)	(93,368)
Recoveries:
Residential Mortgage	874	833	2,080	1,857
Commercial Mortgage	96	291	314	378
Commercial and Industrial	1,826	127	3,196	1,565
Construction	279	14	629	165
Consumer and Finance Leases	2,355	2,051	6,779	6,519
Total recoveries	5,430	3,316	12,998	10,484
Net charge-offs	(13,834)	(32,996)	(62,539)	(82,884)
Allowance for loan and lease losses, end of period	$165,575	$200,563	$165,575	$200,563

Allowance for loan and lease losses to period end total loans held for
investment	1.85%	2.30%	1.85%	2.30%
Net charge-offs (annualized) to average loans outstanding during the period	0.61%	1.52%	0.93%	1.27%
Provision for loan and lease losses to net charge-offs during the period	0.53x	0.35x	0.51x	0.62x
Provision for loan and lease losses to net charge-offs during the period, excluding effect of the hurricane-related qualitative reserve releases in the third quarter of 2018 and nine-month periods ended September 30,
2019 and 2018 (7)	0.53x	0.43x	0.61x	0.76x

(1)Net of a $0.4 million net loan loss reserve release for the nine-month period ended September 30, 2018 associated with revised estimates of the effects of Hurricanes Irma and Maria.

(2)Net of a $1.9 million net loan loss reserve release for the nine-month period ended September 30, 2018 associated with the revised estimates of the effects of Hurricanes Irma and Maria.

(3)Net of loan loss reserve releases of $3.4 million and $4.0 million for the nine-month periods ended September 30, 2019 and 2018, respectively, associated with estimates of the effects of Hurricanes Irma and Maria.

(4)Net of $0.6 million and $0.7 million net loan loss reserve release for the third quarter and nine-month period ended September 30, 2018, respectively, associated with revised estimates of the effects of Hurricanes Irma and Maria.

(5)Net of a $2.2 million net loan loss reserve release for the third quarter ended September 30, 2018, and net loan loss reserve releases of $3.0 million and $4.2 million for the nine-month periods ended September 30, 2019 and 2018, respectively, associated with revised estimates of the effects of Hurricanes Irma and Maria.

(6)Net of loan loss reserve releases of $2.8 million for the third quarter ended September 30, 2018, and net loan loss reserve releases of $6.4 million and $11.2 million for the nine-month periods ended September 30, 2019 and 2018, respectively, associated with revised estimates of the effects of Hurricanes Irma and Maria.

(7)Non-GAAP financial measure, see "Basis of Presentation" below for a reconciliation of this measure.

The following table sets forth information concerning the allocation of the allowance for loan and lease losses by loan category and the percentage of loan balances in each category to the total of such loans as of the dates indicated:

	As of		As of
	September 30, 2019		December 31, 2018
(Dollars in thousands)	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans

Residential mortgage loans	$46,032	33%	$50,794	36%
Commercial mortgage loans	44,848	16%	55,581	17%
Construction loans	3,059	1%	3,592	1%
Commercial and Industrial loans	17,618	25%	32,546	24%
Consumer loans and finance leases	54,018	25%	53,849	22%
	$165,575	100%	$196,362	100%

The following table sets forth information concerning the composition of the Corporation's allowance for loan and lease losses as of September 30, 2019 and December 31, 2018 by loan category and by whether the allowance and related provision were calculated individually or through a general valuation allowance.

As of September 30, 2019	Residential Mortgage Loans	Commercial Mortgage Loans			Consumer and Finance Leases
				Construction Loans
(Dollars in thousands)			C&I Loans			Total
Impaired loans without specific reserves:
Principal balance of loans, net of charge-offs	$110,826	$45,395	$27,922	$2,899	$1,174	$188,216
Impaired loans with specific reserves:
Principal balance of loans, net of charge-offs	271,042	34,583	51,341	2,606	25,582	385,154
Allowance for loan and lease losses	17,411	6,962	7,520	544	4,561	36,998
Allowance for loan and lease losses to principal
balance	6.42%	20.13%	14.65%	20.87%	17.83%	9.61%
PCI loans:
Carrying value of PCI loans	$135,922	$3,330	$-	$-	$-	$139,252
Allowance for PCI loans	11,063	371	-	-	-	11,434
Allowance for PCI loans to carrying value	8.14%	11.14%	-	-	-	8.21%
Loans with general allowance:
Principal balance of loans	$2,480,163	$1,356,054	$2,143,233	$103,357	$2,172,991	$8,255,798
Allowance for loan and lease losses	17,558	37,515	10,098	2,515	49,457	117,143
Allowance for loan and lease losses to principal
balance	0.71%	2.77%	0.47%	2.43%	2.28%	1.42%
Total loans held for investment:
Principal balance of loans	$2,997,953	$1,439,362	$2,222,496	$108,862	$2,199,747	$8,968,420
Allowance for loan and lease losses	46,032	44,848	17,618	3,059	54,018	165,575
Allowance for loan and lease losses to principal balance (1)	1.54%	3.12%	0.79%	2.81%	2.46%	1.85%

As of December 31, 2018
	Residential Mortgage Loans	Commercial Mortgage Loans			Consumer and Finance Leases
				Construction Loans
(Dollars in thousands)			C&I Loans			Total
Impaired loans without specific reserves:
Principal balance of loans, net of charge-offs	$110,238	$43,358	$30,030	$2,431	$2,340	$188,397
Impaired loans with specific reserves:
Principal balance of loans, net of charge-offs	293,494	184,068	61,162	4,162	28,986	571,872
Allowance for loan and lease losses	19,965	17,684	9,693	760	5,874	53,976
Allowance for loan and lease losses to principal
balance	6.80%	9.61%	15.85%	18.26%	20.26%	9.44%
PCI loans:
Carrying value of PCI loans	$143,176	$3,464	$-	$-	$-	$146,640
Allowance for PCI loans	10,954	400	-	-	-	11,354
Allowance for PCI loans to carrying value	7.65%	11.55%	-	-	-	7.74%
Loans with general allowance:
Principal balance of loans	$2,616,300	$1,291,772	$2,056,919	$72,836	$1,913,387	$7,951,214
Allowance for loan and lease losses	19,875	37,497	22,853	2,832	47,975	131,032
Allowance for loan and lease losses to principal
balance	0.76%	2.90%	1.11%	3.89%	2.51%	1.65%
Total loans held for investment:
Principal balance of loans	$3,163,208	$1,522,662	$2,148,111	$79,429	$1,944,713	$8,858,123
Allowance for loan and lease losses	50,794	55,581	32,546	3,592	53,849	196,362
Allowance for loan and lease losses to principal
balance (1)	1.61%	3.65%	1.52%	4.52%	2.77%	2.22%

(1) Loans used in the denominator include PCI loans of $139.3 million and $146.6 million as of September 30, 2019 and December 31, 2018, respectively. However, the
Corporation separately tracks and reports PCI loans and excludes these loans from the amounts of nonaccrual loans, impaired loans, TDRs and non-performing assets.

The following tables show the activity for impaired loans held for investment during the quarters and nine-month periods ended September 30, 2019 and 2018:
		Quarter Ended		Nine-Month Period Ended
		September 30,		September 30,
		2019	2018	2019	2018
		(In thousands)		(In thousands)
	Impaired Loans:
	Balance as of beginning of period	$711,828	$740,134	$760,269	$790,308
	Loans determined impaired during the period	9,912	119,064	32,267	214,745
	Charge-offs (1) (2)	(4,443)	(18,035)	(33,491)	(48,455)
	Loans sold, net of charge-offs	-	-	-	(4,121)
	Increases to existing impaired loans	125	128	1,740	7,203
	Foreclosures	(5,888)	(8,293)	(18,822)	(27,745)
	Loans no longer considered impaired	(1,378)	(1,146)	(2,081)	(5,086)
	Loans transferred to held for sale	-	(16,839)	-	(74,052)
	Paid in full, partial payments and other (3)	(136,786)	(27,003)	(166,512)	(64,787)
	Balance as of end of period	$573,370	$788,010	$573,370	$788,010

(1)	For the nine-month period ended September 30, 2018, includes charge-offs totaling $9.7 million associated with the transfer to held for sale of $57.2 million in nonaccrual loans.
(2)	For the nine-month period ended September 30, 2018, includes charge-offs totaling $22.2 million associated with the transfer to held for sale of $74.4 million in nonaccrual loans
(3)	For the quarter and nine-month period ended September 30, 2019, includes the payoff of two large commercial mortgage loans totaling $123.9 million.

Refer to Note 1 – Basis of Presentation and Significant Accounting Policies to the accompanying unaudited consolidated financial statements included in this Form 10-Q for an update on the Corporation’s implementation efforts related to the current expected credit loss model (“CECL”) and preliminary estimate of the effect of the adoption of the CECL accounting requirements.

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

The following table presents non-performing assets as of the dates indicated:

	September 30,	December 31,
(Dollars in thousands)	2019	2018

Nonaccrual loans held for investment:
Residential mortgage	$127,040	$147,287
Commercial mortgage	42,525	109,536
Commercial and Industrial	20,725	30,382
Construction	6,358	8,362
Finance leases	1,340	1,329
Consumer	18,239	19,077
Total nonaccrual loans held for investment	$216,227	$315,973
OREO	103,033	131,402
Other repossessed property	5,932	3,576
Total non-performing assets, excluding nonaccrual loans held for sale	$325,192	$450,951
Nonaccrual loans held for sale	6,906	16,111
Total non-performing assets, including nonaccrual loans held for sale (1) (2)	$332,098	$467,062

Past due loans 90 days and still accruing (3) (4)	$144,787	$158,257
Non-performing assets to total assets	2.65%	3.81%
Nonaccrual loans held for investment to total loans held for investment	2.41%	3.57%
Allowance for loan and lease losses	$165,575	$196,362
Allowance to total nonaccrual loans held for investment	76.57%	62.15%
Allowance to total nonaccrual loans held for investment,
excluding residential real estate loans	185.65%	116.41%

(1)PCI loans accounted for under ASC Topic 310-30 of $139.3 million and $146.6 million as of September 30, 2019 and December 31, 2018, respectively, are excluded and not considered nonaccrual due to the application of the accretion method, under which these loans will accrete interest income over the remaining life of the loans using an estimated cash flow analysis.

(2)Nonaccrual loans exclude $399.4 million and $478.9 million of TDR loans that were in compliance with the modified terms and in accrual status as of September 30, 2019 and December 31, 2018, respectively.

(3)It is the Corporation's policy to report delinquent residential mortgage loans insured by the FHA, guaranteed by the VA, and other government-insured loans as loans past-due 90 days and still accruing as opposed to nonaccrual loans since the principal repayment is insured. These balances include $40.1 million of residential mortgage loans insured by the FHA that were over 15 months delinquent, and were no longer accruing interest as of September 30, 2019, taking into consideration the FHA interest curtailment process.

(4)Amount includes PCI loans with individual delinquencies over 90 days and still accruing with a carrying value as of September 30, 2019 and December 31, 2018 of approximately $27.7 million and $29.4 million, respectively, primarily related to loans acquired from Doral Bank in the first quarter of 2015 and from Doral Financial in the second quarter of 2014.

The following table shows non-performing assets by geographic segment as of the dates indicated:

	September 30,	December 31,
(Dollars in thousands)	2019	2018
Puerto Rico:
Nonaccrual loans held for investment:
Residential mortgage	$104,112	$120,707
Commercial mortgage	25,515	44,925
Commercial and Industrial	17,096	26,005
Construction	4,309	6,220
Finance leases	1,340	1,329
Consumer	16,989	18,037
Total nonaccrual loans held for investment	169,361	217,223

OREO	97,520	124,124
Other repossessed property	5,700	3,357
Total non-performing assets, excluding nonaccrual loans held for sale	$272,581	$344,704
Nonaccrual loans held for sale	6,906	16,111
Total non-performing assets, including nonaccrual loans held for sale (1)	$279,487	$360,815
Past due loans 90 days and still accruing (2)	$138,860	$153,269

Virgin Islands:
Nonaccrual loans held for investment:
Residential mortgage	$10,041	$12,106
Commercial mortgage	17,010	19,368
Commercial and Industrial	2,347	4,377
Construction	2,049	2,142
Consumer	625	710
Total nonaccrual loans held for investment	32,072	38,703

OREO	5,381	6,704
Other repossessed property	128	76
Total non-performing assets	$37,581	$45,483
Past due loans 90 days and still accruing	$5,927	$5,258

United States:
Nonaccrual loans held for investment:
Residential mortgage	$12,887	$14,474
Commercial mortgage	-	45,243
Commercial and Industrial	1,282	-
Consumer	625	330
Total nonaccrual loans held for investment	14,794	60,047

OREO	132	574
Other repossessed property	104	143
Total non-performing assets	$15,030	$60,764
Past due loans 90 days and still accruing	$-	$-

(1)PCI loans accounted for under ASC Topic 310-30 of $139.3 million and $146.6 million as of September 30, 2019 and December 31, 2018, respectively, are excluded and not considered nonaccrual due to the application of the accretion method, under which these loans will accrete interest income over the remaining life of the loans using an estimated cash flow analysis.

(2)Amounts include PCI loans with individual delinquencies over 90 days and still accruing with a carrying value as of September 30, 2019 and December 31, 2018 of approximately $27.7 million and $29.4 million, respectively, primarily related to loans acquired from Doral Bank in the first quarter of 2015 and from Doral Financial in the second quarter of 2014.

Total nonaccrual loans, including nonaccrual loans held for sale, were $223.1 million as of September 30, 2019. This represents a decrease of $109.0 million from $332.1 million as of December 31, 2018. The decrease in nonaccrual loans was primarily attributable to: (i) the repayment of a $31.5 million nonaccrual commercial mortgage loan in the Florida region, the largest nonaccrual loan in the portfolio; (ii) a $12.9 million reduction related to the split loan restructuring of a commercial mortgage loan in the Puerto Rico region; (iii) charge-offs on nonaccrual commercial and constructions loans amounting to $21.6 million, including a charge-off of $11.4 million on the aforementioned nonaccrual commercial mortgage loan repaid in the Florida region; (iv) a $20.2 million decrease in nonaccrual residential mortgage loans; (v) sales and repayments of nonaccrual commercial and construction loans held for sale totaling $9.2 million during the first nine months of 2019; (vi) additional collections on nonaccrual commercial and construction loans of approximately $12.0 million during the first nine months of 2019; and (vii) a $0.8 million decrease in nonaccrual consumer loans.

Nonaccrual commercial mortgage loans, including nonaccrual commercial mortgage loans held for sale, decreased by $71.5 million to $49.4 million as of September 30, 2019 from $120.9 million as of December 31, 2018. The decrease primarily reflects the resolution of a $42.9 million nonaccrual commercial mortgage loan in the Florida region for which a $31.5 million payment was received and an $11.4 million charge-off was recorded in 2019 and a $12.9 million reduction related to the restructuring at maturity of a commercial mortgage loan that financed multiple properties in Puerto Rico. The Bank restructured this loan, which had a book value of $22.4 million as of December 31, 2018, into two separate loans supported by sources of repayment that are independent for each loan: (i) a $10.7 million loan, which is collateral dependent, carries a current market rate of interest, and was placed in accrual status after consideration of the satisfactory historical payment performance of the borrower and the Bank’s assessment of full collectability of principal and interest and (ii) an $11.6 million loan, also collateral dependent, for which the Bank granted a forbearance period and recorded a partial charge-off of $2.1 million at the time of the restructuring supported by a full faith and credit evaluation. The latter, which had a book value of $9.6 million as of September 30, 2019, remained in nonaccrual status as of September 30, 2019. In addition, the decrease reflects the effect of sales and repayments of commercial mortgage nonaccrual loans held for sale totaling $4.4 million during the first nine months of 2019. Total inflows of nonaccrual commercial mortgage loans were $1.2 million for the first nine months of 2019, compared to $78.0 million for the same period in 2018.

Nonaccrual commercial and industrial (“C&I”) loans, including nonaccrual C&I loans held for sale, decreased by $11.4 million to $20.7 million as of September 30, 2019 from $32.1 million as of December 31, 2018. The decrease was primarily related to charges-offs amounting to $6.9 million, including the aforementioned charge-off of $5.7 million taken on a C&I loan with a previously-established specific reserve in Puerto Rico, collections on nonaccrual C&I loans held for investment of $4.4 million during the first nine months of 2019, and sales and repayments of nonaccrual C&I loans held for sale totaling $1.7 million. Total inflows of non-performing C&I loans were $2.2 million during the first nine months of 2019, compared to $5.0 million for the same period in 2018.

Nonaccrual construction loans, including nonaccrual construction loans held for sale, decreased by $5.0 million to $6.4 million as of September 30, 2019 from $11.4 million as of December 31, 2018, mainly due to the repayment of a $3.0 million nonaccrual construction loan held for sale during the first quarter of 2019. The inflows of non-performing construction loans held for investment during the first nine months of 2019 amounted to $0.4 million, compared to inflows of $1.7 million for the same period in 2018.

The following tables present the activity of commercial and construction nonaccrual loans held for investment for the indicated periods:

	Commercial Mortgage	Commercial & Industrial	Construction	Total
(In thousands)
Quarter ended September 30, 2019
Beginning balance	$77,495	$21,327	$6,936	$105,758
Plus:
Additions to nonaccrual	522	1,473	221	2,216
Less:
Loans returned to accrual status	(721)	(1,126)	-	(1,847)
Nonaccrual loans transferred to OREO	(235)	-	(359)	(594)
Nonaccrual loans charge-offs	(462)	(367)	(30)	(859)
Loan collections	(32,784)	(1,872)	(410)	(35,066)
Reclassification	(1,290)	1,290	-	-
Ending balance	$42,525	$20,725	$6,358	$69,608

	Commercial Mortgage	Commercial & Industrial	Construction	Total
(In thousands)
Nine-Month Period Ended September 30, 2019
Beginning balance	$109,536	$30,382	$8,362	148,280
Plus:
Additions to nonaccrual	1,247	2,210	364	3,821
Less:
Loans returned to accrual status	(12,836)	(1,624)	(528)	(14,988)
Nonaccrual loans transferred to OREO	(1,237)	(227)	(969)	(2,433)
Nonaccrual loans charge-offs	(14,529)	(6,941)	(146)	(21,616)
Loan collections	(38,366)	(4,365)	(725)	(43,456)
Reclassification	(1,290)	1,290	-	-
Ending balance	$42,525	$20,725	$6,358	$69,608

	Commercial Mortgage	Commercial & Industrial	Construction	Total
(In thousands)
Quarter ended September 30, 2018
Beginning balance	$142,614	$76,887	$14,148	$233,649
Plus:
Additions to nonaccrual	2,326	850	1,388	4,564
Less:
Loans returned to accrual status	(243)	(34,936)	-	(35,179)
Nonaccrual loans transferred to OREO	(886)	(1,192)	(54)	(2,132)
Nonaccrual loans charge-offs	(9,850)	(2,197)	(2,193)	(14,240)
Loan collections	(4,192)	(3,071)	(1,203)	(8,466)
Loans transferred to loans held for sale, net of charge-offs	(12,372)	(1,790)	(3,015)	(17,177)
Ending balance	$117,397	$34,551	$9,071	$161,019

	Commercial Mortgage	Commercial & Industrial	Construction	Total
(In thousands)
Nine-Month Period Ended September 30, 2018
Beginning balance	$156,493	$85,839	$52,113	$294,445
Plus:
Additions to nonaccrual	77,991	4,979	1,659	84,629
Less:
Loans returned to accrual status	(37,996)	(37,169)	(899)	(76,064)
Nonaccrual loans transferred to OREO	(3,204)	(2,540)	(353)	(6,097)
Nonaccrual loans charge-offs	(20,557)	(7,789)	(8,154)	(36,500)
Loan collections	(15,744)	(6,979)	(1,499)	(24,222)
Reclassification	-	-	(781)	(781)
Loans transferred to loans held for sale, net of charge-offs	(39,586)	(1,790)	(33,015)	(74,391)
Ending balance	$117,397	$34,551	$9,071	$161,019

The following tables present the activity of commercial and construction nonaccrual loans held for sale for the indicated periods:

Commercial Mortgage
(In thousands)
Quarter ended September 30, 2019
Beginning balance	$7,144
Less:
Loan collections	(238)
Ending balance	$6,906

	Commercial Mortgage	Commercial & Industrial	Construction	Total
(In thousands)
Nine-Month Period Ended September 30, 2019
Beginning balance	$11,371	$1,725	$3,015	$16,111
Less:
Loan collections and other	(752)	(662)	(3,015)	(4,429)
Nonaccrual loans sold	(3,713)	(1,063)	-	(4,776)
Ending balance	$6,906	$-	$-	$6,906

	Commercial Mortgage	Commercial & Industrial	Construction	Total
(In thousands)
Quarter ended September 30, 2018
Beginning balance	$16,814	-	$37,732	$54,546
Plus:
Loans transferred from held for investment	12,372	1,790	3,015	17,177
Less:
Loan collections	-	-	(3,000)	(3,000)
Nonaccrual loans sold	(16,814)	-	(7,732)	(24,546)
Ending balance	$12,372	$1,790	$30,015	$44,177

	Commercial Mortgage	Commercial & Industrial	Construction	Total
(In thousands)
Nine-Month Period Ended September 30, 2018
Beginning balance	$-	-	$8,290	$8,290
Plus:
Loans transferred from held for investment	39,586	1,790	33,015	74,391
Less:
Loan collections	-	-	(3,000)	(3,000)
Lower of cost or market adjustment	-	-	(558)	(558)
Nonaccrual loans sold	(27,214)	-	(7,732)	(34,946)
Ending balance	$12,372	$1,790	$30,015	$44,177

Total nonaccrual commercial and construction loans, including nonaccrual loans held for sale, with a book value of $76.5 million as of September 30, 2019, were being carried (net of reserves and accumulated charge-offs) at 40.9% of unpaid principal balance.

Nonaccrual residential mortgage loans decreased by $20.3 million to $127.0 million as of September 30, 2019 from $147.3 million as of December 31, 2018. The decrease was driven primarily by loans brought current, loans transferred to the OREO portfolio, collections (including two loans individually in excess of $1 million paid-off in the first quarter, which totaled $3.3 million), and charge-offs that, in the aggregate, offset the inflows in the first nine months of 2019. The inflows of non-performing residential mortgage loans during the first nine months of 2019 amounted to $37.9 million, compared to inflows of $60.2 million for the same period in 2018.

The following tables presents the activity of residential nonaccrual loans held for investment for the indicated periods:

	Quarter Ended		Nine-Month Period Ended
	September 30,		September 30,
(In thousands)	2019	2018	2019	2018

Beginning balance	$129,501	$162,539	$147,287	$178,291
Plus:
Additions to nonaccrual	14,771	16,480	37,940	60,217
Less:
Loans returned to accrual status	(3,091)	(7,146)	(17,129)	(38,254)
Nonaccrual loans transferred to OREO	(5,689)	(6,302)	(17,424)	(23,139)
Nonaccrual loans charge-offs	(2,990)	(6,027)	(9,854)	(12,891)
Loan collections	(5,462)	(2,859)	(13,780)	(8,320)
Reclassification	-	-	-	781
Ending balance	$127,040	$156,685	$127,040	$156,685

The amount of nonaccrual consumer loans, including finance leases, decreased by $0.8 million during the first nine months of 2019 to $19.6 million, compared to $20.4 million as of December 31, 2018. The inflows of nonaccrual consumer loans during the first nine months of 2019 were $37.4 million, a decrease of $4.7 million, compared to inflows of $42.1 million for the same period in 2018.

As of September 30, 2019, approximately $33.5 million of the loans placed in nonaccrual status, mainly commercial loans, were current, or had delinquencies of less than 90 days in their interest payments, including $20.5 million of TDRs maintained in nonaccrual status until the restructured loans meet the criteria of sustained payment performance under the revised terms for reinstatement to accrual status and there is no doubt about full collectability. Collections on these loans are being recorded on a cash basis through earnings, or on a cost-recovery basis, as conditions warrant.

During the nine-month period ended September 30, 2019, interest income of approximately $2.3 million related to nonaccrual loans with a carrying value of $65.5 million as of September 30, 2019, mainly non-performing construction and commercial loans, was applied against the related principal balances under the cost-recovery method.

As of September 30, 2019, approximately $78.5 million, or 36.3%, of total nonaccrual loans held for investment, have been charged-off to their net realizable value and no specific reserve was allocated, as shown in the following table:

(Dollars in thousands)	Residential Mortgage Loans	Commercial Mortgage Loans	C&I Loans	Construction Loans	Consumer and Finance Leases	Total
As of September 30, 2019
Nonaccrual loans held for investment
charged-off to realizable value	$60,262	$11,499	$2,956	$2,899	$852	$78,468
Other nonaccrual loans held
for investment	66,778	31,026	17,769	3,459	18,727	137,759
Total nonaccrual loans held
for investment	$127,040	$42,525	$20,725	$6,358	$19,579	$216,227

Allowance to nonaccrual loans held for
investments	36.23%	105.46%	85.01%	48.11%	275.90%	76.57%
Allowance to nonaccrual loans held for
investments, excluding nonaccrual loans
charged-off to realizable value	68.93%	144.55%	99.15%	88.44%	288.45%	120.19%

As of December 31, 2018
Nonaccrual loans held for investment
charged-off to realizable value	$60,648	$36,386	$8,440	$2,431	$675	$108,580
Other nonaccrual loans held
for investment	86,639	73,150	21,942	5,931	19,731	207,393
Total nonaccrual loans held
for investment	$147,287	$109,536	$30,382	$8,362	$20,406	$315,973

Allowance to nonaccrual loans held for
investments	34.49%	50.74%	107.12%	42.96%	263.89%	62.15%
Allowance to nonaccrual loans held for
investments, excluding nonaccrual loans
charged-off to realizable value	58.63%	75.98%	148.33%	60.56%	272.92%	94.68%

Total loans in early delinquency (i.e., 30-89 days past due loans, as defined in regulatory report instructions) amounted to $190.5 million as of September 30, 2019, an increase of $53.9 million compared to $136.6 million as of December 31, 2018. The variances by major portfolio categories follow:

•Consumer loans in early delinquency increased by $2.6 million to $62.1 million as of September 30, 2019 from $59.5 million as of December 31, 2018, and residential mortgage loans in early delinquency increased by $4.9 million to $78.1 million as of September 30, 2019 from $73.2 million as of December 31, 2018.

•Commercial and construction loans in early delinquency increased by $46.4 million to $50.3 million as of September 30, 2019 from $3.9 million as of December 31, 2018, primarily related to loans that were contractually current as to principal and interest payments but have final balloon payments that are over 30 days past due and are in the process of refinancing.

The Corporation provides homeownership preservation assistance to its customers through a loss mitigation program in Puerto Rico that is similar to the U.S. government’s Home Affordable Modification Program guidelines. Depending upon the nature of borrowers’ financial condition, restructurings or loan modifications through this program, as well as other restructurings of individual commercial, commercial mortgage, construction, and residential mortgage loans fit the definition of a TDR. A restructuring of a debt constitutes a TDR if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. Modifications involve changes in one or more of the loan terms that bring a defaulted loan current and provide sustainable affordability. Changes may include, among others, the extension of the maturity of the loan and modifications of the loan rate. See Note 8 – Loans Held for Investment, to the accompanying unaudited consolidated financial statements for additional information and statistics about the Corporation’s TDR loans.

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

The following table provides a breakdown between accrual and nonaccrual TDRs as of the indicated dates:

(In thousands)	As of September 30, 2019

	Accrual	Nonaccrual (1)	Total TDRs
Non-FHA/VA Residential Mortgage loans	$266,592	$54,135	$320,727
Commercial mortgage loans (2)	50,045	25,755	75,800
Commercial and Industrial loans	62,041	6,401	68,442
Construction loans	1,368	3,071	4,439
Consumer loans - Auto	9,452	6,086	15,538
Finance leases	1,599	4	1,603
Consumer loans - Other	8,327	962	9,289
Total Troubled Debt Restructurings	$399,424	$96,414	$495,838

(1)

Included in nonaccrual loans are $20.5 million in loans that are performing under the terms of the restructuring agreement but are reported in nonaccrual status until the restructured loans meet the criteria of sustained payment performance under the revised terms for reinstatement to accrual status and are deemed fully collectible.

(2)	Excludes commercial mortgage TDR loans held for sale amounting to $6.9 million as of September 30, 2019.

The OREO portfolio, which is part of non-performing assets, decreased by $28.4 million to $103.0 million as of September 30, 2019 from $131.4 million as of December 31, 2018. The following tables show the composition of the OREO portfolio as of September 30, 2019 and December 31, 2018, as well as the activity during the nine-month period ended September 30, 2019 of the OREO portfolio by geographic region:

OREO Composition by Region

(In thousands)	As of September 30, 2019
	Puerto Rico	Virgin Islands	Florida	Consolidated
Residential	$44,620	$1,426	$-	$46,046
Commercial	44,602	3,180	132	47,914
Construction	8,298	775	-	9,073
	$97,520	$5,381	$132	$103,033

(In thousands)	As of December 31, 2018
	Puerto Rico	Virgin Islands	Florida	Consolidated
Residential	$47,428	$1,369	$442	$49,239
Commercial	67,185	4,521	132	71,838
Construction	9,511	814	-	10,325
	$124,124	$6,704	$574	$131,402

OREO Activity by Region

(In thousands)	Nine-month period ended September 30, 2019
	Puerto Rico	Virgin Islands	Florida	Consolidated
Beginning Balance	$124,124	$6,704	$574	$131,402
Additions	27,616	1,294	759	29,669
Sales	(40,561)	(2,370)	(1,187)	(44,118)
Write-down adjustments	(13,659)	(247)	(14)	(13,920)
Ending Balance	$97,520	$5,381	$132	$103,033

Net Charge-offs and Total Credit Losses

Net charge-offs totaled $62.5 million for the first nine months of 2019, or 0.93% of average loans on an annualized basis, compared to $82.9 million, or an annualized 1.27%, for the same period in 2018. The decrease in net charge-offs primarily relates to charge-offs totaling $22.2 million associated with the transfer to held for sale of $74.4 million in nonaccrual commercial and construction loans for the first nine months of 2018.

Commercial mortgage loans net charge-offs in the first nine months of 2019 were $14.6 million, or an annualized 1.26% of average commercial mortgage loans, compared to $20.2 million, or an annualized 1.71% of average loans, for the first nine months of 2018. Commercial mortgage loans net charge-offs for the first nine months of 2019 included the aforementioned $11.4 million charge-off taken on a commercial mortgage loan in the Florida region and a $2.1 million charge-off associated with a split loan restructuring in the Puerto Rico region. Commercial mortgage loan net charge-offs for the first nine months of 2018 included $13.8 million associated with the transfer to held for sale of $39.6 million in nonaccrual commercial mortgage loans.

Commercial and industrial loans net charge-offs in the first nine months of 2019 totaled $3.9 million, or an annualized 0.23% of related average loans, compared to $7.7 million, or an annualized 0.50%, for the first nine months of 2018. Commercial and industrial loans net charge-offs for the first nine months of 2019 included a $5.7 million charge-off taken against a previously-established specific reserve associated with a commercial and industrial loan in the Puerto Rico region and is net of a $1.7 million loan loss recovery in the Virgin Islands region associated with a commercial and industrial loan fully charged-off in prior periods. Commercial and industrial loan net charge-offs for the first nine months of 2018 included $1.7 million associated with the transfer to held for sale of $1.8 million in nonaccrual commercial and industrial loans.

Construction loans net recoveries for the first nine months of 2019 were $0.3 million, or an annualized 0.40% of related average loans, compared to net charge-offs of $8.0 million, or an annualized 8.86% of average loans, for the first nine months of 2018. The variance was primarily related to charge-offs totaling $6.7 million related to $33.0 million in nonaccrual construction loans transferred to held for sale during the first nine months of 2018.

Residential mortgage loans net charge-offs for the first nine months of 2019 were $14.1 million, or an annualized 0.61% of related average loans, compared to $15.4 million, or an annualized 0.64% of related average loans, for the first nine months of 2018. Approximately $9.0 million in charge-offs for the first nine months of 2019 resulted from valuations for impairment purposes of residential mortgage loans considered homogeneous given high delinquency and loan-to-value levels, compared to $13.1 million for the first nine months of 2018. Net charge-offs on residential mortgage loans for the first nine months of 2019 also included $4.7 million related to foreclosures, compared to $2.4 million in the first nine months of 2018.

Net charge-offs of consumer loans and finance leases for the first nine months of 2019 were $30.2 million, or an annualized 1.95% of average consumer loans and finance leases, compared to $31.6 million, or an annualized 2.38% of average loans, in the first nine months of 2018. Approximately $10.9 million of the consumer loan charge-offs recorded in 2018 were taken against previously-established hurricane-related qualitative reserves associated with Hurricanes Irma and Maria.

The following table presents annualized net charge-offs (recoveries) to average loans held-in-portfolio for the indicated periods:

	Quarter Ended		Nine-Month Period Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018

Residential mortgage	0.58%	0.95%	0.61%	0.64%
Commercial mortgage	0.19%	2.47%	1.26%	1.71%
Commercial and industrial (1)	(0.26)%	0.42%	0.23%	0.50%
Construction (2)	(0.81)%	7.13%	(0.40)%	8.86%
Consumer and finance leases	1.92%	2.57%	1.95%	2.38%
Total loans	0.61%	1.52%	0.93%	1.27%

(1) For the quarter ended September 30, 2019, recoveries in commercial and industrial loans exceeded charge-offs.
(2)	For the quarter and nine-month period ended September 30, 2019, recoveries in construction loans exceeded charge-offs.

The following table presents net charge-offs (recoveries) to average loans held in various portfolios by geographic segment for the indicated periods:

	Quarter Ended		Nine-Month Period Ended
	September 30,	September 30,	September 30,	September 30,
	2019	2018	2019	2018
PUERTO RICO:
Residential mortgage	0.78%	1.17%	0.84%	0.80%
Commercial mortgage	0.31%	3.61%	0.45%	2.49%
Commercial and Industrial	0.07%	0.65%	0.54%	0.73%
Construction (1)	(0.15)%	16.62%	0.65%	7.48%
Consumer and finance leases	1.91%	2.58%	1.95%	2.39%
Total loans	0.91%	1.94%	1.05%	1.53%
VIRGIN ISLANDS:
Residential mortgage	0.25%	0.81%	0.12%	0.65%
Commercial mortgage (2)	(0.20)%	(0.23)%	(0.26)%	(0.16)%
Commercial and Industrial (3)	(6.26)%	(0.03)%	(2.13)%	0.21%
Construction (4)	-%	4.42%	(0.18)%	18.09%
Consumer and finance leases	1.29%	3.13%	1.18%	2.66%
Total loans (5)	(1.18)%	0.94%	(0.33)%	1.87%
FLORIDA:
Residential mortgage (6)	(0.01)%	0.16%	(0.02)%	0.02%
Commercial mortgage (7)	(0.02)%	(0.01)%	3.40%	(0.01)%
Commercial and Industrial	-%	-%	-%	0.02%
Construction (8)	(1.30)%	(0.12)%	(1.07)%	(0.66)%
Consumer and finance leases	2.99%	2.07%	2.57%	1.88%
Total loans	0.03%	0.12%	0.83%	0.06%

(1)For the quarter ended September 30, 2019, recoveries in construction loans in Puerto Rico exceeded charge-offs.

(2)For the quarters and nine-month periods ended September 30, 2019 and 2018, recoveries in commercial mortgage loans in the Virgin Islands exceeded charge-offs.

(3)For the quarters ended September 30, 2019 and 2018, and for the nine-month period ended September 30, 2019, recoveries in commercial and industrial loans in the Virgin Islands exceeded charge-offs.

(4)For the nine-month period ended September 30, 2019, recoveries in construction loans in the Virgin Islands exceeded charge-offs.

(5)For the quarter and nine-month period ended September 30, 2019, total recoveries in the Virgin Islands exceeded total charge-offs.

(6)For the quarter and nine-month period ended September 30, 2019, recoveries in residential mortgage loans in Florida exceeded charge-offs.

(7)For the quarter ended September 30, 2019, and for the quarter and nine-month period ended September 30, 2018, recoveries in commercial mortgage loans in Florida exceeded charge-offs.

(8)For the quarters and nine-month periods ended September 30, 2019 and 2018, recoveries in construction loans in Florida exceeded charge-offs.

The above ratios are based on annualized charge-offs and are not necessarily indicative of the results expected for the entire year or in subsequent periods.

Total credit losses (equal to net charge-offs plus losses on OREO operations) for the first nine months of 2019 amounted to $73.9 million, or a loss rate of 1.08% on an annualized basis to average loans and repossessed assets, compared to credit losses of $93.1 million, or a loss rate of 1.49% on an annualized basis, for the same period in 2018.

The following table presents information about the OREO inventory and credit losses for the periods indicated:

	Quarter Ended		Nine-Month Period Ended
	September 30,		September 30,
	2019	2018	2019	2018
(Dollars in thousands)

OREO
OREO balances, carrying value:
Residential	$46,046	$49,287	$46,046	$49,287
Commercial	47,914	75,292	47,914	75,292
Construction	9,073	10,639	9,073	10,639
Total	$103,033	$135,218	$103,033	$135,218
OREO activity (number of properties):
Beginning property inventory	712	755	694	708
Properties acquired	74	82	395	301
Properties disposed	(91)	(123)	(394)	(295)
Ending property inventory	695	714	695	714
Average holding period (in days)
Residential	400	414	400	414
Commercial	1,700	1,255	1,700	1,255
Construction	1,554	1,375	1,554	1,375
Total average holding period (in days)	1,106	958	1,106	958
OREO operations gain (loss):
Market adjustments, impairments (net of insurance recoveries), and gains (losses) on sale:
Residential	$21	$(2,753)	$(1,403)	$(4,524)
Commercial	(1,263)	214	(4,954)	(2,227)
Construction	(76)	(403)	(700)	(1,460)
	(1,318)	(2,942)	(7,057)	(8,211)
Other OREO operations expenses	(1,260)	(1,418)	(4,307)	(1,994)
Net Loss on OREO operations	$(2,578)	$(4,360)	$(11,364)	$(10,205)
(CHARGE-OFFS) RECOVERIES
Residential charge-offs, net	(4,414)	(7,483)	(14,149)	(15,374)
Commercial charge-offs, net	722	(11,674)	(18,447)	(27,896)
Construction charge-offs, net	211	(2,178)	282	(8,022)
Consumer and finance leases charge-offs, net	(10,353)	(11,661)	(30,225)	(31,592)
Total charge-offs, net	(13,834)	(32,996)	(62,539)	(82,884)
TOTAL CREDIT LOSSES (1)	$(16,412)	$(37,356)	$(73,903)	$(93,089)
LOSS RATIO PER CATEGORY (2):
Residential	0.57%	1.27%	0.66%	0.82%
Commercial	0.06%	1.26%	0.82%	1.01%
Construction (3)	(0.47)%	7.71%	0.05%	9.57%
Consumer	1.92%	2.57%	1.95%	2.37%
TOTAL CREDIT LOSS RATIO (4)	0.72%	1.83%	1.08%	1.49%

(1) Equal to net loss on OREO operations plus charge-offs, net.
(2) Calculated as net charge-offs plus market adjustments, impairments, and gains (losses) on sales of OREO divided by average loans and repossessed assets.
(3) For the quarter ended September 30, 2019, recovies of construction loans exceeded charge-offs.
(4) Calculated as net charge-offs plus net loss on OREO operations divided by average loans and repossessed assets.

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

Concentration Risk

The Corporation conducts its operations in a geographically concentrated area, as its main market is Puerto Rico. However, the Corporation has diversified its geographical risk, as evidenced by its operations in the Virgin Islands and in Florida. Of the total gross loan portfolio held for investment of $9.0 billion as of September 30, 2019, the Corporation had credit risk of approximately 74% in Puerto Rico, 21% in the United States, and 5% in the Virgin Islands.

Update to the Puerto Rico Fiscal Situation

Economy Indicators and Projections

A significant portion of our financial activities and credit exposure is concentrated in the Commonwealth of Puerto Rico, which has been in an economic recession since 2006 that was exacerbated by the effects of Hurricanes Irma and Maria in 2017. Based on the most recent information available included in the Fiscal Plan submitted by the Puerto Rico government and certified by the PROMESA oversight board on May 9, 2019 (the “New Fiscal Plan”), the Puerto Rico government projects growths in Puerto Rico’s gross national product (“GNP”) of 4.0% and 1.5% for fiscal years 2019 and 2020, respectively, and a contraction of 0.9% for fiscal year 2021.

The Puerto Rico Economic Activity Index (the “EDB-EAI”) in August 2019 was 121.1, a decrease of 0.6% compared to August 2018, the third negative growth after eleven year-over-year consecutive increments, and a 0.4% increase when compared to July 2019. The EDB-EAI is a coincident index of economic activity for Puerto Rico made up of four indicators (cement sales, gasoline consumption, electric power generation and non-farm payroll employment). The cement sales for August 2019 totaled 1.1 million 94-pound bags, an increase of 1.3% over the prior month, but an annual decline of 7.3%. Estimated gasoline consumption in August 2019 was 74.4 million gallons, a 7.6% increase when compared with July 2019, and a decrease of 5.5% compared to the same period in 2018. Electric power generation for August 2019 totaled 1,598.4 million kilowatt-hours, an increase of 0.3% over the prior month, and an annual increase of 5.1% compared with the same period in 2018. Total non-farm payroll employment for August 2019 averaged 877,100 employees, a downturn of 0.2% compared to July 2019, but an annual increase of 1.6% compared with the same period in 2018. The seasonally adjusted unemployment rate in Puerto Rico was 7.7% in August 2019, compared to 8.5% in August 2018. The average of the labor force participation rate in Puerto Rico was 44.86% from 1990 until 2018, reaching an all-time high of 49.8% in February 2007 and a record low of 38.50% in October 2017. Based on information published by the United States Department of Labor, the labor force estimate was 1.08 million people as of August 2019, a reduction of 0.13% when compared with August 2018. The New Fiscal Plan projects an 8.4% decline in population over the next six years. The New Fiscal Plan projects that inflation rates will reach 1.09%, 1.43%, 1.47%, 1.46% and 1.47% for fiscal years 2020 through 2024, respectively.

Based on information published by the Puerto Rico Treasury, the net revenues of the Puerto Rico government’s General Fund in September 2019 totaled $985.5 million, an increase of $152.5 million or 18.3% when compared with September 2018. The net revenue to the General Fund for the first three months of the fiscal year 2019-20 (July – September) was $2.8 billion an increase of $563.4 million or 25.1%, compared with the same period of the previous fiscal year.

New Fiscal Plan

The New Fiscal Plan approved by the PROMESA oversight board on May 9, 2019 uses a six-year horizon and projects an 8.4% decline in population over the next six years (when compared to Fiscal Year 2018) with the assumption that the low historical rate of immigration in Puerto Rico will continue. In addition, the New Fiscal Plan established an annual emergency reserve of $130 million for 10 years. The New Fiscal Plan also assumes approximately $83 billion in disaster relief funding and projects to create a temporary fiscal surplus through fiscal year 2024. The New Fiscal Plan includes and maintains a series of structural reforms in areas such as: (i) human capital and labor; (ii) ease of doing business; (iii) power sector reform; and (iv) infrastructure reform. The New Fiscal Plan projects that around $83 billion of disaster relief funding in total, from federal and private sources, will be disbursed in the reconstruction effort. It will provide funding for individuals (e.g., for the reconstruction of houses, personal expenditures related to the hurricane, such as clothing and supplies) and, the public (e.g., for the reconstruction of major infrastructure, roads, and schools), and will be used to cover part of the Commonwealth of Puerto Rico’s (the “Commonwealth”) share of the cost of disaster relief funding (recipients often must match some portion of federal public assistance spend). Approximately $49 billion of the Commonwealth’s share is estimated to come from the Federal Emergency Management Administration’s Disaster Relief Fund for public assistance, hazard mitigation, mission assignments, and individual assistance. An estimated $8 billion will come from private and business insurance pay outs, and $6 billion is related to other federal funding. The New Fiscal Plan includes approximately $20 billion of funding from the Community Development Block Grants Disaster Relief program (“CDBG”), of which approximately $2.4 billion is estimated to be allocated to offset the Commonwealth’s and its entities’ expected cost-share requirements. This portion of CDBG funding will go towards covering part of the approximate 10% cost share burden on expenditures attributable to the Commonwealth, PREPA, Puerto Rico Aqueduct and Sewer Authority, and the Highways and Transportation Authority from fiscal year 2019 to fiscal year 2025, given statutory requirements regarding the timeline of CDBG spending. The New Fiscal Plan also allocates $1.8 billion for Commonwealth-funded cost share, which includes $100 million per year from fiscal year 2020 to fiscal year 2025 to cover local costs in the event that fewer CDBG funds than anticipated become available.

On May 9, 2019, the PROMESA oversight board announced that it designated all of the island’s 78 municipalities as Covered Territorial Instrumentalities subject to the requirements of PROMESA. A group of 10 municipalities will be used as a pilot for assessing and enhancing municipal financial and budgetary practices, and for developing economic development strategies to address municipal fiscal challenges. As part of the pilot, the 10 municipalities will receive technical assistance from the PROMESA oversight board and participate in working meetings and listening sessions to receive feedback from stakeholders. The 10 municipalities were selected based upon a combination of factors, such as fiscal challenges, impact of the reduction of transfers from the Central Government, and their experience implementing innovative and creative initiatives and collaborating with other municipalities. As of September 30, 2019, the Corporation does not have credit exposure to these 10 municipalities. In addition, the PROMESA oversight board determined that the Governor must provide the PROMESA oversight board with an instrumentality fiscal plan and an instrumentality budget for CRIM.

Fiscal Budget

On July 1, 2019, the PROMESA oversight board announced that it certified a fiscal year 2020 consolidated budget of $20.2 billion, which covers the General Fund, Special Revenue Fund and Federal Funds. The $9.1 billion General Fund, which is the fund the government uses for its day-to-day operations, increases by about 3.4% from the previous fiscal year, reflecting the need to cover healthcare costs in light of the reduction of federal Medicaid appropriations, and an increased focus on public safety. The $3.5 billion in Special Revenue Funds, which is comprised of revenue the government generates from fees and services dedicated to particular uses, reflects a more than 30% increase. The $7.6 billion in Federal Funds, reflecting a more than 17% decline in expected funding from the U.S. Government, primarily as a result of reduced appropriations to fund Puerto Rico’s Medicaid program. The budget includes spending in areas such as healthcare ($4.3 billion), education ($2.9 billion), pension payments (“pay-as-you -go or PayGo”) ($2.6 billion), public safety ($1.1 billion) and employer social security contributions ($46 million).

The government’s payroll expenses under the 2020 consolidated budget decrease 11% across the three funds, to $3.8 billion. The General Fund budget decrease reflects an approximate 10% reduction from the previous year in the government’s back office expenses. The General Fund budget also includes reductions of approximately 30% in professional services expenses and approximately 13% in spending for the Legislature. Moreover, the PROMESA oversight board reduced its own budget by 11% to fund payroll increases for the Department of Health and Emergency Medical Services, as well as funds to cover salary increases for firefighters.

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

On June 16, 2019, the PROMESA oversight board entered into a plan support agreement (“PSA”) with certain bondholders of the Puerto Rico government that provides a framework for a plan of adjustment to address $35 billion of claims against the Puerto Rico government. The PSA provides for more than a 60% average haircut for all $35 billion claims, a 36% haircut on pre-2012 General Obligation (GO) bonds, and a 27% haircut on Public Building Authority (PBA) bonds. Moreover, the 2012 and 2014 GO bond issuers have a settlement option of receiving a recovery rate of 45% and 35%, respectively. The deal, which has been rejected by the Puerto Rico government, will reduce the amount of Commonwealth-related bonds outstanding to less than $12 billion and will cut debt service payments by half over the next 30 years to $21 billion from $43 billion.

On September 27, 2019, the PROMESA oversight board filed its proposed Plan of Adjustment (“The Plan”) with the U.S. District Court for the District of Puerto Rico, which has jurisdiction over PROMESA, to restructure $35 billion of debt and other claims against the Commonwealth of Puerto Rico, the Public Building Authority (PBA), and the Employee Retirement System (ERS); and more than $50 billion of pension liabilities. The Plan provides a framework to reduce the Commonwealth of Puerto Rico’s $35 billion of total liabilities – bonds and other claims – by more than 60%, to $12 billion. Combined with the restructuring of COFINA debt earlier in 2019, the Plan seeks to reduce the Commonwealth’s annual debt service to just under 9% of own-source revenues, down from almost 30% of government revenues prior to PROMESA. In addition, the PROMESA oversight board published a comprehensive independent analysis of the Government of Puerto Rico’s pension systems, as required under Section 211 of PROMESA. The report evaluates the fiscal and economic impact of the pension cash flows, including the pension liabilities and funding strategy, sources of funding, existing benefits and their sustainability, and the system’s legal structure and operational arrangements. The Plan seeks reductions from bondholders providing, on average, a more than a 60% blended reduction in total Commonwealth liabilities. In terms of pensions, the Plan establishes an independent pension reserve trust intended to ensure PayGo benefits can be paid regardless of the economic or political situation. It includes an 8.5% pension reduction for retirees earning over $1,200 per month. The Plan, combined with the completed COFINA debt restructuring, would reduce the maximum annual amount of government net-tax supported debt service from $4.2 billion to $1.5 billion. The Plan would reduce the combined debt service of the Commonwealth and COFINA from $82 billion to $44 billion over a 30-year period.

The Plan has five main elements of debt restructuring: (i) the debt of the central government; (ii) claw back claims against the Commonwealth; (iii) PBA bonds; (iv) ERS bonds and (v) general unsecured claims against the Commonwealth, PBA, and ERS and the Commonwealth’s pension liabilities. It includes the following specific recovery terms:

-A 36% reduction for holders of general obligation (“GO”) bonds issued before 2012

-A 28% reduction for holders of PBA bonds issued before 2012

-A 87% reduction for holders of ERS bonds

The Plan also provides an option for holders of bonds issued after 2011, which debt has been challenged as unconstitutional. The settlement offer includes the following terms for settling bondholders:

-A 55% to 65% reduction for holders of challenged GO bonds and Commonwealth guaranteed claims

-A 42% reduction for holders of challenged PBA bonds

The Plan builds on the Plan Support Agreement announced in June and negotiated with holders of approximately $3 billion in claims. As of the Plan filing date, the Plan includes support from holders of approximately $4 billion in claims, representing 54% of claims from PBA bonds issued before 2012 and 22% of all GO and PBA claims, making the Plan Support Agreement effective.

As contemplated in the Plan Support Agreement, the PROMESA oversight board approved and certified the filing of a voluntary petition under PROMESA’s Title III for PBA, to enable the restructuring of the PBA claims through the Plan.

The PROMESA oversight board stated that it hopes the Title III court will be in position to confirm the Plan in 2020.

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

On July 4, 2019, the U.S. Court of Appeals for the First Circuit extended indefinitely the stay that allows the PROMESA oversight board to operate until the U.S. Supreme Court reviews the five cases involving the constitutionality of its members. On October 15, 2019, the U.S. Supreme Court heard oral arguments in the appeal. Although a decision has not been made, the court agreed to expedite the review and decision of the case.

On July 24, 2019, Governor Ricardo Rosello Nevares announced his resignation as the governor of Puerto Rico effective August 2, 2019 at 5:00p.m. The resignation came after 12 days of protests and disruptions due to scandal involving leaked private communications, as well as corruption investigations and arrests within his administration. Consistent with the provisions regarding succession to the governor in the Constitution of Puerto Rico, the Secretary of Justice, Wanda Vazquez was sworn in as the new Governor of Puerto Rico at 5 p.m. on Wednesday, August 7, 2019.

On July 25, 2019, FEMA released a notification under release number HQ-19-078 announcing its decision to reinstate the manual drawdown process for the Commonwealth of Puerto Rico. The letter confirmed that effective immediately, the Commonwealth of Puerto Rico must receive approval from the agency to drawdown all grant funds for hurricanes Irma and Maria. The manual drawdown process will require the Government of Puerto Rico to submit funding drawdown requests on behalf of municipalities and state agencies prior to receiving FEMA grant funding. Additionally, the drawdown request must be accompanied with supporting documentation to certify the amount being requested for drawdown is eligible, allowable, and reasonable and in alignment with federal procurement regulations.

On August 2, 2019, HUD announced that it will appoint a federal financial monitor to oversee the disbursement and use of the nearly $20 billion allocated to Puerto Rico through the aforementioned CDBG.

Exposure to Puerto Rico Government

As of September 30, 2019, the Corporation had $204.8 million of direct exposure to the Puerto Rico government, its municipalities and public corporations, compared to $214.6 million as of December 31, 2018. As of September 30, 2019, approximately $182.5 million of the exposure consisted of loans and obligations of municipalities in Puerto Rico that are supported by assigned property tax revenues and for which, in most cases, the good faith, credit and unlimited taxing power of the applicable municipality have been pledged to their repayment, compared to $191.9 million as of December 31, 2018. Approximately 76% of the Corporation’s municipality exposure consisted primarily of senior priority obligations concentrated in three of the largest municipalities in Puerto Rico. The municipalities are required by law to levy special property taxes in such amounts as are required for the payment of all of their respective general obligation bonds and notes. During the second quarter of 2019, the PROMESA oversight board announced the designation of the Commonwealth’s 78 municipalities as covered instrumentalities under PROMESA. Meanwhile, the latest fiscal plan certified by the PROMESA oversight board did not contemplate a restructuring of the debt of Puerto Rico’s municipalities but the plan did call for the gradual elimination of budgetary subsidies provided to municipalities. Furthermore, municipalities are also likely to be affected by the negative economic and other effects resulting from expense, revenue or cash management measures taken to address the Puerto Rico government’s fiscal and liquidity shortfalls, as well as measures included in fiscal plans of other government entities. In addition to municipalities, the total direct exposure also included a $14.0 million loan to an affiliate of PREPA and obligations of the Puerto Rico government, specifically bonds of the Puerto Rico Housing Finance Authority, at an amortized cost of $8.3 million as part of its available-for-sale investment securities portfolio (fair value of $7.2 million as of September 30, 2019).

The following table details the Corporation’s total direct exposure to the Puerto Rico Government as of September 30, 2019 according to their maturities:

	As of September 30, 2019
	Investment
	Portfolio		Total
	(Amortized cost)	Loans	Exposure

(In thousands)
Puerto Rico Housing Finance Authority:
After 5 to 10 years	$4,000	$-	$4,000
After 10 years	4,280	-	4,280
Total Puerto Rico Housing Finance Authority	8,280	-	8,280

Public Corporations:
Affiliate of the Puerto Rico Electric Power Authority:
After 1 to 5 years	-	13,998	13,998
Total Public Corporations	-	13,998	13,998

Municipalities:
Due within one year	321	21,120	21,441
After 1 to 5 years	8,264	9,209	17,473
After 5 to 10 years	56,512	13,508	70,020
After 10 years	73,579	-	73,579
Total Municipalities	138,676	43,837	182,513
Total Direct Government Exposure	$146,956	$57,835	$204,791

In addition, as of September 30, 2019, the Corporation had $108.0 million in exposure to residential mortgage loans that are guaranteed by the PRHFA, compared to $112.1 million as of December 31, 2018. Residential mortgage loans guaranteed by the PRHFA are secured by the underlying properties and the guarantees serve to cover shortfalls in collateral in the event of a borrower default. The Puerto Rico government guarantees up to $75 million of the principal under the mortgage loan insurance program. According to the most recently-released audited financial statements of the PRHFA, as of June 30, 2016, the PRHFA’s mortgage loans insurance program covered loans in an aggregate amount of approximately $576 million. The regulations adopted by the PRHFA require the establishment of adequate reserves to guarantee the solvency of the mortgage loan insurance fund. As of June 30, 2016, the most recent date as to which information is available, the PRHFA had a restricted net position for such purposes of approximately $77.4 million.

As of September 30, 2019, the Corporation had $768.2 million of public sector deposits in Puerto Rico, compared to $677.3 million as of December 31, 2018. Approximately 39% is from municipalities and municipal agencies in Puerto Rico and 61% is from public corporations and the central government and agencies in Puerto Rico.

Exposure to USVI government

The Corporation has operations in the USVI and has credit exposure to USVI government entities.

The USVI is experiencing a number of fiscal and economic challenges, exacerbated by the impact of Hurricane Irma in the third quarter of 2017, and could adversely affect the ability of its public corporations and instrumentalities to service their outstanding debt obligations. Preliminary data released by the U.S. Department of Commerce, Bureau of Economic Analysis, showed that the USVI real GDP decreased by 1.7% in 2017 after increasing 0.9% in 2016. Despite recent improvements in general fund revenues, several challenges remain present, including the need to close the USVI government structural deficit gap, implement measures to address the solvency of the USVI government employee retirement system, and regain access to capital markets at reasonable terms. PROMESA does not apply to the USVI and, as such, there is currently no federal legislation permitting the restructuring of the debts of the USVI and its public corporations and instrumentalities.

To the extent that the fiscal condition of the USVI government continues to deteriorate, the U.S. Congress or the government of the USVI may enact legislation allowing for the restructuring of the financial obligations of the USVI government entities or imposing a stay on creditor remedies, including by making PROMESA applicable to the USVI.

As of September 30, 2019, the Corporation had $61.1 million in loans to USVI government instrumentalities and public corporations, compared to $55.8 million as of December 31, 2018. Of the amount outstanding as of September 30, 2019, public corporations of the USVI owed approximately $37.9 million and an independent instrumentality of the USVI government owed approximately $23.2 million. As of September 30, 2019, all loans were currently performing and up to date on principal and interest payments. The Corporation cannot predict at this time the ultimate effect that the current fiscal situation of the USVI government will have on the economic activity and the Corporation’s clients. Adverse developments in the economic activity of this region could result in adverse effects on the Corporation’s profitability and credit quality.

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

3.Adjusted provision for loan and lease losses and the ratio of the adjusted provision for loan and lease losses to net charge-offs are non-GAAP financial measures that exclude the effects related to the net loan loss reserve release of $6.4 million for the first nine months of 2019, and $2.8 million and $11.2 million for the quarter and nine-month period ended September 30, 2018, respectively, resulting from revised estimates of the qualitative reserve associated with the effects of Hurricanes Maria and Irma. Management believes that this information helps investors understand the adjusted measures without regard to items that are not expected to reoccur with any regularity or may reoccur at uncertain times and in uncertain amounts on reported results and facilitates comparisons with prior periods. See below for the reconciliation of the adjusted provision for loan and leases losses and the ratio of the adjusted provision for loan and lease losses to net charge-offs.

4.Adjusted net income reflects the effect of the following exclusions:

•The $3.0 million accelerated discount accretion resulting from the early payoff of an acquired commercial mortgage loan in the third quarter of 2019.

•The benefit of $0.4 million and $1.2 million for the quarter and nine-month period ended September 30, 2019 resulting from hurricane-related insurance recoveries related to impairments, repairs and maintenance costs incurred on facilities affected by Hurricane Irma in the Virgin Islands.

•The gain of $0.5 million recorded in the third quarter of 2018 resulting from hurricane-related insurance proceeds in excess of fixed-asset impairment charges.

•Net loan loss reserve releases of $6.4 million for the first nine months of 2019, as well as $2.8 million and $11.2 million for the quarter and nine-month period ended September 30, 2018, respectively, resulting from revised estimates of the hurricane-related qualitative reserves.

•The $2.3 million expense recovery recognized in the first quarter of 2019 related to the employee retention benefit payment received by the Bank under the Disaster Tax Relief and Airport Extension Act of 2017, as amended.

•Exclusion of hurricane-related expenses of $0.5 million and $2.8 million in the third quarter and nine-month period ended September 30, of 2018, respectively.

•The gain of $2.3 million on the repurchase and cancellation of $23.8 million in TRuPs recorded in the first quarter of 2018.

•The $0.5 million OTTI charge on private label MBS recorded in the third quarter of 2019.

•The tax-related effects of all the pre-tax items mentioned in the above bullets as follows:

-Tax expense of $1.1 million in the third quarter and first nine months of 2019 related to the accelerated discount accretion from the payoff of an acquired commercial mortgage loan (calculated based on the statutory tax rate of 37.5% for 2019).

-Tax expense of $0.1 million and $0.4 million in the third quarter and first nine months of 2019, respectively, and $0.2 million for the third quarter and first nine months of 2018 related to the benefit of hurricane-related insurance recoveries (calculated based on the statutory tax rate of 37.5% for 2019 and 39% for 2018).

-Tax expense of $2.4 million in the first nine months of 2019 and $1.1 million and $4.4 million in the third quarter and first nine months of 2018, respectively, related to reserve releases associated with the hurricane-related qualitative reserve (calculated based on the statutory tax rate of 37.5% for 2019 and 39% for 2018).

-Tax benefit of $0.2 million and $1.1 million in the third quarter and first nine months of 2018, respectively, associated with hurricane-related expenses (calculated based on the statutory tax rate of 39% for 2018).

-No tax benefit was recorded for the OTTI charge on private label MBS recorded in the third quarter of 2019 at the international banking entity subsidiary level.

-The employee retention benefit recognized in the first quarter of 2019 will not be treated as taxable income by virtue of the Disaster Tax Relief and Airport Extension Act of 2017.

-The gain realized on the repurchase and cancellation of TRuPs in 2018 recorded at the holding company level had no effect on the income tax expense in 2018.

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

See “Overview of Results of Operations” above for the reconciliation of the non-GAAP financial measure “adjusted net income” to the GAAP financial measure. The following tables reconcile the non-GAAP financial measures “adjusted provision for loan and lease losses” and “adjusted provision for loan and lease losses to net charge-offs ratio,” to the GAAP financial measures for the third quarter of 2018 and nine-month periods ended September 30, 2019 and 2018:

Nine-Month Period Ended September 30, 2019	As reported (GAAP)	Hurricane-related Qualitative Reserve Release	Adjusted (Non-GAAP)
(Dollars in thousands)
Provision for loan and lease losses	$31,752	$6,425	$38,177
Residential mortgage	9,387	-	9,387
Commercial mortgage	3,854	-	3,854
Commercial and industrial	(11,068)	3,422	(7,646)
Construction	(815)	-	(815)
Consumer	30,394	3,003	33,397

Quarter ended September 30, 2018	As reported (GAAP)	Hurricane-related Qualitative Reserve Release	Adjusted (Non-GAAP)
(Dollars in thousands)
Provision for loan and lease losses	$11,524	$2,781	$14,305
Residential mortgage	360	-	360
Commercial mortgage	10,111	-	10,111
Commercial and industrial	2,281	-	2,281
Construction	1,308	627	1,935
Consumer	(2,536)	2,154	(382)

Nine-Month Period ended September 30, 2018	As reported (GAAP)	Hurricane-related Qualitative Reserve Release	Adjusted (Non-GAAP)
(Dollars in thousands)
Provision for loan and lease losses	$51,604	$11,245	$62,849
Residential mortgage	4,046	374	4,780
Commercial mortgage	20,956	1,925	22,881
Commercial and industrial	3,012	4,020	7,032
Construction	6,579	729	7,308
Consumer	16,651	4,197	20,848

	Provision for Loan and Lease
	Losses to Net Charge-Offs
	(GAAP to Non-GAAP reconciliation)
	Nine-Month Period Ended
	September 30, 2019
	Provision for Loan	Net Charge-Offs
	and Lease Losses
(In thousands)
Provision for loan and lease losses and net charge-offs (GAAP)	$31,752	$62,539
Less Special items:
Hurricane-related qualitative reserve release	6,425	-
Provision for loan and lease losses and net charge-offs,
excluding special items (Non-GAAP)	$38,177	$62,539

Provision for loan and lease losses to net charge-offs (GAAP)	50.77%
Provision for loan and lease losses to net charge-offs,
excluding special items (Non-GAAP)	61.05%

	Provision for Loan and Lease		Provision for Loan and Lease
	Losses to Net Charge-Offs		Losses to Net Charge-Offs
	(GAAP to Non-GAAP reconciliation)		(GAAP to Non-GAAP reconciliation)
	Quarter Ended		Nine-Month Period Ended
	September 30, 2018		September 30, 2018
	Provision for Loan	Net Charge-Offs	Provision for Loan	Net Charge-Offs
	and Lease Losses		and Lease Losses
(In thousands)
Provision for loan and lease losses and net charge-offs (GAAP)	$11,524	$32,996	$51,604	$82,884
Less Special items:
Hurricane-related qualitative reserve release	2,781	-	11,245	-
Provision for loan and lease losses and net charge-offs
excluding special items (Non-GAAP)	$14,305	$32,996	$62,849	$82,884

Provision for loan and lease losses to net charge-offs (GAAP)	34.93%		62.26%
Provision for loan and lease losses to net charge-offs,
excluding special items (Non-GAAP)	43.35%		75.83%

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding market risk to which the Corporation is exposed, see the information contained in Part I – Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management.”

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

First BanCorp.’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of First BanCorp.’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2019. Based on this evaluation, as of the end of the period covered by this Form 10-Q, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not applicable.

ITEM 1A. RISK FACTORS

The Corporation’s business, operating results and/or the market price of our common and preferred stock may be significantly affected by a number of factors. For a detailed discussion of certain risk factors that could affect the Corporation’s future operations, financial condition or results for future periods, see the risk factors below and in Part I, Item 1A, “Risk Factors,” in the 2018 Annual Report on Form 10-K. These risk factors, and others, could also cause actual results to differ materially from historical results or the results contemplated by the forward-looking statements contained in this report. Also refer to the discussion in “Forward Looking Statements” and Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in this report for additional information that may supplement or update the discussion of risk factors in the 2018 Annual Report on Form 10-K.

Additional risks and uncertainties that are not currently known to the Corporation or are currently deemed by the Corporation to be immaterial also may materially adversely affect the Corporation’s business, financial condition or results of operations.

Our pending acquisition of Banco Santander Puerto Rico (“BSPR”) exposes us to increased regulatory, business, reputational, and other risks that may adversely affect our business and our future results of operations.

Our pending acquisition of BSPR in an all cash stock purchase, which was announced on October 21, 2019, subjects us to increased risks, including the following:

•our ability to obtain all necessary regulatory approvals for the acquisition on terms acceptable to us;

•the risk that, during the time period when regulatory approval is being sought, customers of BSPR may establish relationships with different financial institutions or that prospective customers may delay engaging our services or seek alternative financial services;

•significant costs, expenses, and resources associated with the acquisition and the diversion of our management’s time and attention that could otherwise have been devoted to our existing operations or to alternative transactions;

•the risk that, if the acquisition is completed, the businesses will not be integrated successfully;

•the risk that the cost savings and any other synergies from the acquisition may not be fully realized or may take longer to realize than expected; and

•potential disruption from the acquisition making it more difficult to maintain relationships with customers, employees or suppliers.

Achieving the anticipated benefits of the BSPR acquisition depends upon obtaining all necessary regulatory approvals. Such regulatory approvals may not be granted on terms that are acceptable to us, or at all. There can be no assurance as to when or whether these regulatory approvals will be received, or the conditions associated with any approval.

The financial services industry in the markets in which we operate is highly competitive. During the time period when regulatory approval is being sought, customers of BSPR may establish relationships with different banks or other financial institutions for a number of reasons, including any expectation of disruptions in customer service or uncertainty regarding how the acquisition will affect them. If that occurs, we may not obtain the number of customers from the acquisition that we currently anticipate obtaining. Further, potential customers may delay or defer engaging the Corporation’s services or may seek out other banks of financial institutions due to the uncertainty of the acquisition of BSPR.

If the necessary regulatory approvals are obtained and the transaction closes, the acquisition will require integration of systems, procedures, and personnel of BSPR into FirstBank. This integration process is complicated and time consuming and may also be disruptive to the customers of BSPR. If the integration process is not conducted successfully and with minimal effect on the acquired business and its customers, the Corporations may lose customers or employees of BSPR, the Corporation may not realize the anticipated economic benefits of the acquisition within the expected time frame, or at all. The Corporation may also experience greater than anticipated customer losses even if the integration process is successful.

The pending acquisition of BSPR has resulted in significant financial, legal and other professional service fees and has required substantial time and attention from our management, all of which could have been devoted to our existing operations or other opportunities. In addition, activities surrounding the satisfaction of all conditions to closing and other obligations under the purchase agreement, and the integration process may result in further significant expenses or may further divert our management’s time and attention. Even if the

Corporation is successful in its integration of BSPR, delays in the process could have a material adverse effect on our revenues, expenses, operating results and financial condition.

The Corporation made assumptions and estimates concerning the fair value of assets and liabilities to be acquired in evaluating the potential acquisition and the purchase price. Actual values of these assets and liabilities could differ from the Corporation’s assumptions and estimates, which could result in the Corporation’s inability to achieve the anticipated benefits of the transaction.

Lastly, events outside of our control, including changes in the regulatory environment and laws, as well as economic trends, could adversely affect our ability to realize the expected benefits from this acquisition.

The occurrence of any of these risks could adversely affect our business, revenue, expenses, operating results and financial condition.

Uncertainty as to the Consequences of the Resignation of Puerto Rico’s Governor on the Corporation’s Financial Condition and Results of Operations.

On July 24, 2019, the governor of Puerto Rico, Ricardo Rosello Nevares, resigned his position effective August 2, 2019, in an unprecedented response to 12 days of protests that disrupted the activities of the Puerto Rico government after a leak of communications between the governor and some of his senior advisors that many Puerto Ricans regarded as offensive. The leaks and various arrests relating to allegations of fraud in the days leading up to the governor’s resignation resulted in various resignations by other senior government officials. Consistent with the provisions regarding succession to the governor in the Constitution of Puerto Rico, the Secretary of Justice, Wanda Vazquez was sworn in as the new Governor of Puerto Rico at 5 p.m. Wednesday, August 7, 2019. It is still too early to assess whether the change in the Puerto Rico government’s leadership and the allegations of fraud by Puerto Rico government officials will affect the Commonwealth’s economic or fiscal condition, including its effect on the receipt of federal funding and ongoing debt restructuring efforts pursuant to PROMESA. Deterioration in economic conditions, or any other negative outcome related to the current political environment in Puerto Rico, may adversely affect the Corporation’s financial condition and results of operations.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) Not applicable.

b) Not applicable.

c) Purchase of equity securities by the issuer and affiliated purchasers. The following table provides information relating to the Corporation’s purchases of shares of its common stock in the third quarter of 2019.

				Maximum
			Total Number of	Number of Shares
			Shares Purchased	That May Yet be
		Average	as Part of Publicly	Purchased Under
	Total number of	Price	Announced Plans	These Plans or
Period	shares purchased (1)	Paid	Or Programs	Programs

July 2019	1,471	$10.93	-	-
August 2019	586	9.36	-	-
September 2019	3,131	9.93	-	-
Total	5,188	$10.15	-	-

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

ITEM 6. EXHIBITS

See the Exhibit Index below, which is incorporated by reference herein:

Exhibit Index

2.1

Stock Purchase Agreement, dated October 21, 2019, among Santander Holdings USA, Inc., FirstBank Puerto Rico, and, solely for the purposes set forth therein, First BanCorp. incorporated by reference from Exhibit 2.1 of the Form 8-K filed on October 22, 2019.

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)
31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)
32.1	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)
32.2	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)
101.INS	XBRL Instance Document. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document. (1)
101.SCH	XBRL Taxonomy Extension Schema Document (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document (1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)
104	The cover page of First BanCorp. Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Inline XBRL (included within the Exhibit 101 attachments) (1)

(1)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized:

First BanCorp.
Registrant

Date: November 8, 2019	By: /s/ Aurelio Alemán
Aurelio Alemán
President and Chief Executive Officer

Date: November 8, 2019	By: /s/ Orlando Berges
Orlando Berges
Executive Vice President and Chief Financial Officer