Form 10-K
period 2019-12-31
FIRST BANCORP /PR/
filed 2020-03-02
CIK 1057706

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2019

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer☑	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐No  ☑

The aggregate market value of the voting common equity held by non-affiliates of the registrant as of June 30, 2019 (the last trading day of the registrant’s most recently completed second fiscal quarter) was $2,331,878,559 based on the closing price of $11.04 per share of the registrant’s common stock on the New York Stock Exchange on June 30, 2019. The registrant had no nonvoting common equity outstanding as of June 30, 2019. For the purposes of the foregoing calculation only, the registrant has defined affiliates to include (a) the executive officers named in Part III of this Annual Report on Form 10-K; (b) all directors of the registrant; and (c) each shareholder, including the registrant’s employee benefit plans but excluding shareholders that file on Schedule 13G, known to the registrant to be the beneficial owner of 5% or more of the outstanding shares of common stock of the registrant as of June 30, 2019. The registrant’s response to this item is not intended to be an admission that any person is an affiliate of the registrant for any purposes other than this response.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 217,358,625 shares as of February 14, 2020.

Documents incorporated by reference: Portions of the definitive proxy statement relating to the registrant’s annual meeting of stockholders scheduled to be held on May 20, 2020 are incorporated by reference in response to items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

FIRST BANCORP.

2019 ANNUAL REPORT ON FORM 10-K

TABLE OF CONTENTS

PART I
PART II
PART III
PART IV
Item 15.	Exhibits, Financial Statement Schedules	294
Item 16.	Form 10-K Summary	294
Exhibit Index
SIGNATURES

Forward Looking Statements

This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the safe harbor created by such sections. When used in this Form 10-K or future filings by First BanCorp. (the “Corporation,” “we,” “us,” or “our”) with the U.S. Securities and Exchange Commission (the “SEC”), in the Corporation’s press releases or in other public or stockholder communications made by the Corporation, or in oral statements made on behalf of the Corporation by, or with the approval of, an authorized executive officer, the words or phrases “would,” “intends,” “will,” “expect,” “should,” “anticipate,” “look forward,” “believes,” and other terms of similar meaning or import in connection with any discussion of future operating, financial or other performance are meant to identify “forward-looking statements.”

First BanCorp. cautions readers not to place undue reliance on any such “forward-looking statements,” which speak only as of the date made, and advises readers that these forward-looking statements are not guarantees of future performance and involve certain risks, uncertainties, estimates, and assumptions by us that are difficult to predict. Various factors, some of which are beyond our control, could cause actual results to differ materially from those expressed in, or implied by, such forward-looking statements.

Factors that could cause results to differ from those expressed in the Corporation’s forward-looking statements include, but are not limited to, risks described or referenced below in Part I, Item 1A, “Risk Factors,” and the following:

•risks, uncertainties and other factors related to the proposed acquisition of Banco Santander Puerto Rico (“BSPR”), including the ability to obtain regulatory approvals and meet other closing conditions to the acquisition on a timely basis; the risk that deposit attrition, customer loss and/or revenue loss prior to or following the acquisition may exceed expectations; the risk that significant costs, expenses, and resources associated with or in funding the acquisition may be higher than expected; the ability to successfully complete the integration of systems, procedures, and personnel of BSPR into FirstBank Puerto Rico (“FirstBank” or the “Bank”) that are necessary to make the transaction economically successful; the risk that the Corporation may not be able to effectively integrate BSPR into the Corporation’s internal control over financial reporting; and the risk that the cost savings and any other synergies from the acquisition may not be fully realized or may take longer to realize than expected;

•uncertainty as to the ultimate outcomes of actions taken, or those that may be taken, by the Puerto Rico government, or the oversight board established by the Puerto Rico Oversight, Management, and Economic Stability Act (“PROMESA”) to address the Commonwealth of Puerto Rico’s financial problems, including the court-supervised debt restructuring process similar to U.S. bankruptcy protection undertaken pursuant to Title III of PROMESA, the designation by the PROMESA oversight board of Puerto Rico municipalities as instrumentalities covered under PROMESA, the effects of measures included in the Puerto Rico government fiscal plan, or any revisions to it, on our clients and loan portfolios, and any potential impact from future economic or political developments in Puerto Rico;

•changes in general economic and business conditions, including those caused by past or future natural disasters, such as the recent earthquakes that have affected Puerto Rico’s southern coast, that may directly or indirectly affect the financial health of the Corporation’s customer base in the geographic areas we serve and may result in increased costs or losses of property and equipment and other assets;

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

•the impact of changes in accounting standards or assumptions in applying those standards, including the new credit loss accounting standard that is effective in 2020;

•the ability of FirstBank to realize the benefits of its net deferred tax assets;

•the ability of FirstBank to generate sufficient cash flow to make dividend payments to the Corporation;

•adverse changes in general economic conditions in Puerto Rico, the United States (the “U.S.”), the U.S. Virgin Islands (the “USVI”), and the British Virgin Islands (the “BVI”), including the interest rate environment, market liquidity, housing absorption rates, real estate prices, and disruptions in the U.S. capital markets, which may reduce interest margins, affect funding sources and demand for all of the Corporation’s products and services, and reduce the Corporation’s revenues and earnings and the value of the Corporation’s assets;

•uncertainty related to the likely discontinuation of the London Interbank Offered Rate (“LIBOR”) at the end of 2021;

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

•the Corporation’s ability to identify and address cyber-security risks, such as data security breaches, malware, “denial of service” attacks, “hacking” and identity theft, a failure of which could disrupt our business and may result in misuse or misappropriation of confidential or proprietary information, and could result in the disruption or damage to our systems, increased costs and losses or an adverse effect to our reputation;

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

•the effect of changes in the interest rate environment on the Corporation’s businesses, business practices and results of operations;

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

Item 1. Business

GENERAL

First BanCorp. is a publicly owned financial holding company that is subject to regulation, supervision and examination by the Federal Reserve Board. The Corporation was incorporated under the laws of the Commonwealth of Puerto Rico to serve as the bank holding company for FirstBank. The Corporation is a full-service provider of financial services and products with operations in Puerto Rico, the U.S., the USVI and the BVI. As of December 31, 2019, the Corporation had total assets of $12.6 billion, total deposits of $9.3 billion, and total stockholders’ equity of $2.2 billion.

The Corporation provides a wide range of financial services for retail, commercial and institutional clients. The Corporation has two wholly-owned subsidiaries: FirstBank and FirstBank Insurance Agency, Inc. (“FirstBank Insurance Agency”). FirstBank is a Puerto Rico-chartered commercial bank, and FirstBank Insurance Agency is a Puerto Rico-chartered insurance agency.

FirstBank is subject to the supervision, examination and regulation of both the Office of the Commissioner of Financial Institutions of Puerto Rico (“OCIF”) and the FDIC. Deposits are insured through the FDIC Deposit Insurance Fund (the “DIF”). In addition, within FirstBank, the Bank’s USVI operations are subject to regulation and examination by the United States Virgin Islands Banking Board; its BVI operations are subject to regulation by the British Virgin Islands Financial Services Commission; and its operations in the state of Florida are subject to regulation and examination by the Florida Office of Financial Regulation. The Consumer Financial Protection Bureau (“CFPB”) regulates FirstBank’s consumer financial products and services. FirstBank Insurance Agency is subject to the supervision, examination and regulation of the Office of the Insurance Commissioner of the Commonwealth of Puerto Rico and the Division of Banking and Insurance Financial Regulation in the USVI and operates four offices in Puerto Rico and two offices in the USVI.

FirstBank conducts its business through its main office located in San Juan, Puerto Rico, 46 banking branches in Puerto Rico, 11 banking branches in the USVI and the BVI, and 10 banking branches in the state of Florida (USA). FirstBank has 5 wholly owned subsidiaries with operations in Puerto Rico: First Federal Finance Corp. (d/b/a Money Express La Financiera), a finance company specializing in the origination of small loans with 28 offices in Puerto Rico; First Management of Puerto Rico, a domestic corporation, which holds tax-exempt assets; FirstBank Overseas Corporation, an international banking entity organized under the International Banking Entity Act of Puerto Rico; and two other dormant companies formerly engaged in the operation of certain other real estate owned (“OREO”) properties.

BUSINESS SEGMENTS

The Corporation has six reportable segments: Commercial and Corporate Banking; Mortgage Banking; Consumer (Retail) Banking; Treasury and Investments; United States Operations; and Virgin Islands Operations. These segments are described below, as well as in Note 36, “Segment Information,” to the consolidated financial statements for the year ended December 31, 2019 included in Item 8 of this Form 10-K.

Commercial and Corporate Banking

The Commercial and Corporate Banking segment consists of the Corporation’s lending and other services for large customers represented by specialized and middle-market clients and the public sector in the Puerto Rico region. FirstBank has developed expertise in a wide variety of industries. The Commercial and Corporate Banking segment offers commercial loans, including commercial real estate and construction loans, and floor plan financings, as well as other products, such as cash management and business management services. A substantial portion of the commercial and corporate banking portfolio is secured by the underlying value of the real estate collateral and the personal guarantees of the borrowers.

Mortgage Banking

The Mortgage Banking operations consist of the origination, sale, and servicing of a variety of residential mortgage loan products and related hedging activities in the Puerto Rico region. Originations are sourced through different channels, such as FirstBank branches and purchases from mortgage bankers, and in association with new project developers. The Mortgage Banking segment focuses on originating residential real estate loans, some of which conform to the U.S. Federal Housing Administration (the “FHA”), the U.S. Veterans Administration (the “VA”) and Rural Development (the “RD”) standards. Originated loans that meet the FHA’s standards qualify for the FHA’s insurance program whereas loans that meet the standards of the VA and RD are guaranteed by those respective federal agencies.

Mortgage loans that do not qualify under the FHA, VA, or RD programs are referred to as conventional loans. Conventional real estate loans can be conforming or non-conforming. Conforming loans are residential real estate loans that meet the standards for sale under the U.S. Federal National Mortgage Association (“FNMA”) and the U.S. Federal Home Loan Mortgage Corporation (“FHLMC”) programs. Loans that do not meet FNMA or FHLMC standards are referred to as non-conforming residential real estate loans. The Corporation’s strategy is to penetrate markets by providing customers with a variety of high-quality mortgage products to serve their financial needs through a faster and simpler process and at competitive prices. The Mortgage Banking segment also acquires and sells mortgages in the secondary markets. Residential real estate conforming loans are sold to investors like FNMA and FHLMC. Most of the Corporation’s residential mortgage loan portfolio consists of fixed-rate, fully amortizing, full documentation loans. The Corporation has commitment authority to issue Government National Mortgage Association (“GNMA”) mortgage-backed securities (“MBS”). Under this program, the Corporation has been selling FHA/VA mortgage loans into the secondary market since 2009.

Consumer (Retail) Banking

The Consumer (Retail) Banking segment consists of the Corporation’s consumer lending and deposit-taking activities conducted mainly through FirstBank’s branch network in the Puerto Rico region. Loans to consumers include auto loans, finance leases, boat and personal loans, credit cards, and lines of credit. Deposit products include interest-bearing and non-interest bearing checking and savings accounts, Individual Retirement Accounts (“IRA”) and retail certificates of deposit (“retail CDs”). Retail deposits gathered through each branch of FirstBank’s retail network serve as one of the funding sources for the lending and investment activities. This segment also includes the Corporation’s insurance agency activities in the Puerto Rico region.

Treasury and Investments

The Treasury and Investments segment is responsible for the Corporation’s treasury and investment management functions. The treasury function, which includes funding and liquidity management, lends funds to the Commercial and Corporate Banking, Mortgage Banking, the Consumer (Retail) Banking and the United States operations segments to finance their respective lending activities and borrows from those segments. The Treasury and Investment segment also obtains funding through function wholesale channels, such as brokered deposits, advances from the Federal Home Loan Bank (“FHLB”), and repurchase agreements involving investment securities, among others.

United States Operations

The United States Operations segment consists of all banking activities conducted by FirstBank on the U.S. mainland. FirstBank provides a wide range of banking services to individual and corporate customers, primarily in southern Florida through 10 banking branches. The United States Operations segment offers an array of both consumer and commercial banking products and services. Consumer banking products include checking, savings and money market accounts, retail CDs, internet banking services, residential mortgages, home equity loans, and lines of credit. Retail deposits, as well as FHLB advances and brokered CDs assigned to this segment, serve as funding sources for its lending activities.

The commercial banking services include checking, savings and money market accounts, retail CDs, internet banking services, cash management services, remote data capture, and automated clearing house, or ACH, transactions. Loan products include the traditional commercial and industrial and commercial real estate products, such as lines of credit, term loans and construction loans.

Virgin Islands Operations

The Virgin Islands Operations segment consists of all banking activities conducted by FirstBank in the USVI and BVI regions, including retail and commercial banking services, with a total of 11 banking branches serving the islands in the USVI of St. Thomas, St. Croix, and St. John, and the island of Tortola in the BVI. The Virgin Islands Operations segment is driven by its consumer, commercial lending and deposit-taking activities.

Loans to consumers include auto and boat loans, lines of credit, and personal and residential mortgage loans. Deposit products include interest-bearing and non-interest bearing checking and savings accounts, IRAs, and retail CDs. Retail deposits gathered through each branch serve as the funding sources for its own lending activities.

Employees

As of February 1, 2020, the Corporation and its subsidiaries had 2,674 full-time equivalent employees. None of its employees is represented by a collective bargaining group. The Corporation considers its employee relations to be good.

SIGNIFICANT EVENTS SINCE THE BEGINNING OF 2019

Potential Acquisition of Banco Santander Puerto Rico

On October 21, 2019, the Corporation announced the signing of a stock purchase agreement between FirstBank and Santander Holdings USA, Inc., pursuant to which FirstBank will acquire Santander Bancorp (“Santander Bancorp”), a wholly-owned subsidiary of Santander Holdings USA, Inc. and the holding company of Banco Santander Puerto Rico (“BSPR”). The purchase price is based on a formula set forth in the stock purchase agreement and is subject to adjustment based on Santander BanCorp's consolidated balance sheet as of the closing date of the acquisition (the “Closing”). Using Santander BanCorp's balance sheet as of September 30, 2019, the purchase price would be approximately $1.255 billion. That estimated purchase price consists of a base purchase price of $440 million (which equals 117.5% of Santander BanCorp's core tangible common equity of $375 million as of September 30, 2019 and a $65 million premium on core tangible common equity) plus $815 million (which equals 100% of the deemed excess capital of Santander BanCorp as of September 30, 2019 and does not reflect any premium on that excess capital). The transaction is structured as an all-cash acquisition of all of the issued and outstanding common stock of Santander Bancorp, the sole shareholder of BSPR, a corporation incorporated under the laws of the Commonwealth of Puerto Rico and sole shareholder of Santander Insurance Agency, Inc. (together with Santander Bancorp and BSPR, collectively the “Acquired Companies”). Immediately following the Closing, Santander Bancorp (a direct wholly-owned subsidiary of FirstBank following the Closing) will merge with and into FirstBank (the “HoldCo Merger”), with FirstBank surviving the HoldCo Merger (the “Surviving Bank”). Immediately following the effectiveness of the HoldCo Merger, BSPR (a direct wholly-owned subsidiary of the Surviving Bank following the effectiveness of the HoldCo Merger) will merge with and into FirstBank, with FirstBank as the surviving entity in the merger.

Prior to the Closing, Santander Holdings USA, Inc., agreed to sell or otherwise transfer to Santander Holdings USA, Inc., any of its affiliates or any other third party (other than any Acquired Company) (i) all non-performing assets (along with all collateral and rights to collection related thereto) of BSPR (the “Non-Performing Assets Transfer”), and (ii) Santander Asset Management, LLC, a limited liability company organized under the laws of the Commonwealth of Puerto Rico and a direct wholly-owned subsidiary of Santander Bancorp (the “Reorganization”). The Closing is conditioned on, among other things, consummation of the Non-Performing Assets Transfer, the Reorganization, and receipt of all required regulatory approvals.

In addition, the parties are working on a plan (the “Transition Plan”) for preparing the Acquired Companies for the transition of their respective business operations, facilities, employees and other assets to FirstBank, including from any dependency or reliance on services, systems or processes provided by Santander Holdings, USA, Inc. or its affiliates, or any of their respective third party service providers to FirstBank effective as of the Closing. The Transition Plan will describe the specific mutually agreed tasks, activities, and projects, and the timing for each of the foregoing, to be completed by each party in order to complete such transition in an orderly and efficient manner, as well as such plans and actions as may be required to prepare for the provision of services by Santander Holdings, USA, Inc. or its affiliates to the Acquired Companies or FirstBank, or from the Acquired Companies to Santander Holdings, USA, Inc. or its affiliates. As of December 31, 2019, the Corporation has incurred in approximately $11.4 million in merger and restructuring costs in connection with the pending acquisition of BSPR, which are presented as Merger and Restructuring costs in the consolidated statement of income for the year ended December 31, 2019. Merger and restructuring costs primarily included advisory, legal, valuation, and other professional service fees, as well as a $3.4 million charge related to a voluntary separation program (the “VSP”) offered to eligible employees at FirstBank during the fourth quarter of 2019 in connection with initiatives to capitalize on expected operational efficiencies from the acquisition. A total of 56 employees elected to participate in the VSP on or before December 6, 2019, the due date established for participation in the program, which represented a participation rate of 53% of eligible employees, with employment separations occurring no later than February 29, 2020.

The transaction has been unanimously approved by both companies’ Boards of Directors. The transaction is expected to close in the middle of 2020, subject to the satisfaction of customary closing conditions, including, as previously mentioned, receipt of all required regulatory approvals. There can be no assurance that the regulatory approvals received will not contain a condition or requirement that results in a failure to satisfy the conditions to closing set forth in the stock purchase agreement.

For further information, reference is made to the Form 8-K filed by the Company with the SEC on October 22, 2019.

Increase in the quarterly cash common stock dividends

On October 25, 2019, the Corporation declared a quarterly cash dividend of $0.05 per share, which represented a $0.02 per common share, or 67%, increase from the prior quarter’s dividend level.

Continuing effects of natural disasters affecting First BanCorp. financial results

Two strong hurricanes affected the Corporation’s service areas during September 2017. The following summarizes the more significant continuing financial repercussions of these natural disasters on the financial results of the Corporation and its major subsidiary, FirstBank, financial results.

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

Casualty Losses and Insurance Claims

During 2019, the Corporation reached settlements on certain claims arising from the hurricanes. As a result, the Corporation received insurance proceeds of approximately $4.1 million, primarily involving repairs and maintenance costs, and impairments related to facilities in the USVI and BVI. The insurance proceeds were recorded against incurred losses or previously-established accounts receivable. Insurance recoveries are recorded in the same income statement caption as incurred losses. The Corporation recorded through the income statement a net benefit from hurricane-related insurance recoveries of $1.9 million in 2019. As of December 31, 2019, the Corporation had an insurance claim receivable of $0.6 million (December 31, 2018 - $3.4 million).

In addition, during the first quarter of 2019, the Corporation recorded a $2.3 million credit against employees’ compensation and benefits expenses related to an employee retention benefit payment (the “Benefit”) received by the Corporation by virtue of the Disaster Tax Relief and Airport Extension Act of 2017, as amended (the “Act”). The Benefit was available to eligible employers affected by Hurricanes Irma and Maria.

Earthquakes in Puerto Rico

At the end of December 2019 and in early January 2020, the southwestern part of Puerto Rico was struck by a series of seismic events. The largest and most damaging of these events occurred on January 7, 2020, an earthquake that had a magnitude of 6.4 on the Modified Mercalli intensity scale. This earthquake and related aftershocks damaged several structures, including residences, historical buildings, and high-rise buildings in the affected areas. Electricity was lost immediately after the largest earthquake and was restored over a period of a week. A power plant that supplied over a quarter of Puerto Rico’s energy was significantly damaged and was shut down, with repairs estimated to take at least a year. Damages on the Corporation’s facilities and OREO properties in the affected areas were minor and we do not believe that any damages would be material to our financial position.

In working with borrowers affected by these events, the Corporation established a relief program that may provide deferred repayment arrangements, on a case by case basis, to those consumer and residential mortgage borrowers who were current or less than 90 days delinquent as of January 7, 2020 (less than 29 days delinquent for credit cards and other consumer credit lines), as well as commercial customers current in payments as of December 31, 2019. As of the date hereof, the Corporation has entered into deferred payment arrangements on 726 consumer loans totaling $14.5 million, 59 residential mortgage loans totaling $9.2 million, and two commercial mortgage loan of $55.7 million.

WEBSITE ACCESS TO REPORT

The Corporation makes available annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and amendments to those reports, and proxy statements on Schedule 14A, filed or furnished pursuant to section 13(a), 14(a) or 15(d) of the Exchange Act, free of charge on or through its internet website at www.1firstbank.com (under “Investor Relations”), as soon as reasonably practicable after the Corporation electronically files such material with, or furnishes it to, the SEC.

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

• Corporate Governance Guidelines and Principles

• Independence Principles for Directors

The corporate governance guidelines and principles and the aforementioned charters and codes may also be obtained free of charge by sending a written request to Mr. Lawrence Odell, Executive Vice President and General Counsel, PO Box 9146, San Juan, Puerto Rico 00908.

MARKET AREA AND COMPETITION

Puerto Rico, where the banking market is highly competitive, is the main geographic service area of the Corporation. As of December 31, 2019, the Corporation also had a presence in the state of Florida and in the USVI and BVI. Puerto Rico banks are subject to the same federal laws, regulations and supervision that apply to similar institutions in the United States mainland.

Competitors include other banks, insurance companies, mortgage banking companies, small loan companies, automobile financing companies, leasing companies, brokerage firms with retail operations, credit unions and certain retailers that operate in Puerto Rico, the Virgin Islands and the state of Florida, as well as emerging competition from digital platforms. The Corporation’s businesses compete with these other firms with respect to the range of products and services offered and the types of clients, customers and industries served.

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

SUPERVISION AND REGULATION

Most of the regulations required under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) have now been adopted. Although there is a possibility of additional Dodd-Frank Act-related regulations in the future, the pace of new regulations under the Dodd-Frank Act is expected to abate. Future legislation, however, may increase the regulation and oversight of the Corporation and FirstBank, although it is also possible that future legislation could reduce the regulatory compliance obligations of FirstBank and the Corporation. Any change in applicable laws or regulations, however, may have a material adverse effect on the business of commercial banks and bank holding companies, including FirstBank and the Corporation.

Dodd-Frank Act

The Dodd-Frank Act significantly changed the regulation of financial institutions and the financial services industry. The Dodd-Frank Act includes numerous provisions that have affected the regulation of large and small financial institutions alike, including banks and bank holding companies, and will continue to affect how they will be regulated in the future. As a result of the Dodd-Frank Act, there has been and will be in the future additional regulatory oversight and supervision of the Corporation and its subsidiaries.

The Dodd-Frank Act, among other things, imposed new capital requirements on bank holding companies; provides that a bank holding company must serve as a source of financial and managerial strength to each of its subsidiary banks and have on hand commited resources to support each of the subsidiaries; changed the base for FDIC insurance assessments to a bank’s average consolidated total assets minus average tangible equity, rather than its deposit base, and permanently raised the standard deposit insurance limit to $250,000; and expands the FDIC’s authority to raise insurance premiums. The legislation also requires the FDIC to raise the ratio of reserves to insured deposits from 1.15% to 1.35% for deposit insurance purposes by September 30, 2020 and to “offset the effect” of increased assessments on insured depository institutions with assets of less than $10 billion.

The CFPB, which was created by the Dodd-Frank Act, has broad rulemaking, supervisory and enforcement authority over consumer financial products and services, including deposit products, residential mortgages, home-equity loans and credit cards, and has authority over mortgage-related matters such as steering incentives and determinations as to a borrower’s ability to repay the principal amount and prepayment penalties.

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

The Dodd-Frank Act includes provisions that affect corporate governance and executive compensation at all publicly-traded companies and allows financial institutions to pay interest on business checking accounts. The legislation also restricts proprietary trading, places restrictions on the ownership and sponsorship of hedge and private equity funds, and regulates the derivatives activities of banks and their affiliates.

Section 171 of the Dodd-Frank Act (the “Collins Amendment”), among other things, eliminates certain trust-preferred securities (“TRuPs”) from Tier 1 capital. Preferred securities issued under the U.S. Treasury’s Troubled Asset Relief Program (“TARP”) are exempt from this change. Bank holding companies, such as the Corporation, were required to fully phase out these instruments from Tier 1 capital by January 1, 2016; however, these instruments may remain in Tier 2 capital until the instruments are redeemed or mature.

Regulatory Capital and Liquidity Coverage Developments.

As required by the Dodd-Frank Act, the federal banking agencies adopted new rules for U.S. banks that revise important aspects of the minimum regulatory capital requirements, the components of regulatory capital, and the risk-based capital treatment of bank assets and off-balance sheet exposures. The final rules, which currently apply to the Corporation and FirstBank, generally are intended to align U.S. regulatory capital requirements with international regulatory capital standards adopted by the Basel Committee on Banking Supervision (“Basel Committee”), in particular, the most recent international capital accord adopted in 2010 (and revised in 2011) known as “Basel III.” The current rules increase the quantity and quality of capital required by, among other things, establishing a minimum common equity capital requirement and an additional common equity Tier 1 capital conservation buffer. In addition, the current rules revise and harmonize the bank regulators’ rules for calculating risk-weighted assets to enhance risk sensitivity and address weaknesses that have been identified, by applying a variation of the Basel III “standardized approach” for the risk-weighting of bank assets and off-balance sheet exposures to all U.S. banking organizations other than large internationally active banks.

Consistent with Basel III and the Collins Amendment, the current rules also establish a more conservative standard for including an instrument such as TRuPs as Tier 1 capital for bank holding companies with total consolidated assets of $15 billion or more as of December 31, 2009. Bank holding companies such as the Corporation were required to fully phase out these instruments from Tier 1 capital by January 1, 2016, although qualifying TRuPs may be included as Tier 2 capital until the instruments are redeemed or mature. As of December 31, 2019, the Corporation had $178.6 million in TRuPs that were subject to a full phase-out from Tier 1 capital under the final regulatory capital rules discussed above.

The current capital rules became effective for the Corporation and our subsidiary bank on a multi-year transitional basis starting on January 1, 2015, and, in general, reached the fully phased-in requirements on January 1, 2019, although the full effectiveness of certain elements of Basel III has been deferred by the federal banking agencies up to April 1, 2020. The rules have increased our regulatory capital requirements and require us to hold more capital against certain of our assets and off-balance sheet exposures. The Corporation’s estimated pro-forma common equity Tier 1 ratio, Tier 1 capital ratio, total capital ratio, and the leverage ratio under the Basel III rules, giving effect as of December 31, 2019, to all the provisions that were deferred, were 21.24%, 21.63%, 24.83%, and 16.15%, respectively. These ratios would exceed the fully phased-in minimum capital ratios under Basel III.

These regulatory capital requirements are discussed in further detail in “Regulation and Supervision – Bank and Bank Holding Company Regulatory Capital Requirements.”

International Regulatory Capital and Liquidity Coverage Developments.

International regulatory developments can affect the regulation and supervision of U.S. banking organizations, including the Corporation and FirstBank. Both the Basel Committee and the Financial Stability Board (established in April 2009 by the Group of Twenty Finance Ministers and Central Bank Governors) have agreed to take action to strengthen regulation and supervision of the financial system with greater international consistency, cooperation, and transparency, including the adoption of Basel III and a commitment to raise capital standards and liquidity buffers within the banking system under Basel III.

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

Consumer Financial Protection Bureau.

CFPB regulations issued over the past few years implement the Dodd-Frank Act amendments to the Equal Credit Opportunity Act, the Truth in Lending Act (“TILA”), and the Real Estate Settlement Procedures Act (“RESPA”). In general, among other changes, these regulations collectively: (i) require lenders to make a reasonable good faith determination of a prospective residential mortgage borrower’s ability to repay based on specific underwriting criteria and set standards related to the determination by mortgage lenders of a consumer’s ability to repay the mortgage; (ii) require stricter underwriting of “qualified mortgages,” discussed below, that presumptively satisfies the ability to pay requirement (thereby providing the lender a safe harbor from non-compliance claims); (iii) specify new limitations on loan originator compensation and establish criteria for the qualifications of, and registration or licensing of, loan originators; (iv) expand the coverage of the Home Ownership and Equity Protections Act of 1994 to high-cost mortgage loans; (v) expand mandated loan escrow accounts for certain loans; (vi) establish appraisal requirements under the Equal Credit Opportunity Act and require lenders to provide a free copy of all appraisals to applicants for first lien loans; (vii) establish appraisal standards for most “higher-risk mortgages” under TILA; (viii) combine in a single form required loan disclosures under TILA and RESPA; (ix) define a “qualified mortgage” for purposes of the Dodd Frank Act; and (x) afford safe harbor legal protections for lenders making qualified loans that are not “higher priced.”

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

In October 2016, the CFPB adopted further changes to these mortgage servicing rules. These changes generally clarify and amend provisions regarding force-placed insurance notices, policies and procedures, early intervention, loss mitigation requirements and periodic statement requirements under the CFPB mortgage servicing rules. The amendments also address proper compliance regarding certain servicing requirements when a consumer is a potential or confirmed successor in interest, is in bankruptcy, or sends a cease communication request under the Fair Debt Collection Practices Act. In general, these amendments became effective in October 2017, although provisions relating to successors-in-interest and periodic statements when a consumer is in bankruptcy became effective in April 2018. These mortgage servicing standards added to our costs of conducting a mortgage servicing business.

The Dodd-Frank Act directs the CFPB to publish rules and forms that combine certain disclosures that consumers receive in connection with applying for and closing on a mortgage loan under the TILA and the RESPA. Consistent with this requirement, the CFPB amended Regulation X (Real Estate Settlement Procedures Act) and Regulation Z (Truth in Lending) to establish disclosure requirements and forms in Regulation Z for most closed-end consumer credit transactions secured by real property. In addition to combining the existing disclosure requirements and implementing new requirements imposed by the Dodd-Frank Act, the rule provides extensive guidance regarding compliance with those requirements.

Upon changes in administration and leadership in the current administration, the CFPB has taken and may continue to take regulatory actions that may have material deregulatory effects, including the reconsideration of existing CFPB regulations, and an assessment of the effectiveness of other regulatory actions. The nature, scope and impact of these actions, however, and their impact on the Corporation and FirstBank, cannot be predicted at this time.

Economic Growth, Regulatory Relief, and Consumer Protection Act.

In May 2018, President Trump signed into law the Economic Growth, Regulatory Relief, and Consumer Protection Act ("EGRRCPA"). EGRRCPA makes a number of changes to the Dodd-Frank Act and other federal banking laws that were generally intended to be deregulatory in nature. While many of the more significant changes apply to large banking organizations and not to mid-size banking organizations such as the Corporation, other provisions of EGRRCPA make changes to certain banking law requirements that we believe will help reduce our regulatory burden, including:

•

Prohibiting federal banking regulators from imposing higher regulatory capital requirements on High Volatility Commercial Real Estate exposures unless they are for acquisition, development or construction (“ADC”), and clarifying ADC status;

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

Since EGRRCPA’s enactment, the federal banking agencies (e.g., the Federal Reserve Board, FDIC and the Office of the Comptroller of the Currency (“OCC”)) have taken rulemaking and other actions to implement the legislation’s requirements, and are expected to continue doing so in 2020. Despite these changes, most provisions of the Dodd-Frank Act and its implementing regulations remain in place and will continue to result in additional operating and compliance costs that could have a material adverse effect on our business, financial condition, results of operation.

Dodd-Frank Act Stress Tests ("DFAST").

On July 6, 2018, bank regulatory agencies issued a joint interagency statement regarding the impact of EGRRCPA on, among other things, the Dodd-Frank Act stress-testing requirements applicable to bank holding companies and other financial companies. According to the interagency statement, EGRRCPA gave immediate relief from the company-run stress testing requirements for bank holding companies with total consolidated assets of less than $100 billion, but the agencies extended the deadlines for all regulatory requirements related to company-run stress testing for depository institutions with average total consolidated assets of less than $100 billion until November 25, 2019. In turn, the federal banking agencies have proposed rule changes that, among other things, fully implement the asset threshold increase for company-run stress tests. Pursuant to direction from the regulators, the Corporation was provided similar relief and is no longer required to submit company-run annual stress tests. Notwithstanding these amendments to the stress testing requirements, the federal banking agencies indicated through interagency guidance that the capital planning and risk management practices of institutions with total of assets of less than $100 billion would continue to be reviewed through the regular supervisory process. Although the Corporation will continue to monitor its capital consistent with the safety and soundness expectations of the federal regulators, the Corporation will no longer conduct company-run stress testing as a result of the legislative and regulatory amendments. The Corporation continues to use customized stress testing to support the business and as part of its capital planning process.

The Volcker Rule.

This section of the Dodd-Frank Act, subject to important exceptions, generally prohibits a banking entity such as the Corporation or FirstBank from acquiring or retaining any ownership in, or acting as sponsor to, a hedge fund or private equity fund (“covered fund”). The Volcker Rule also prohibits these entities from engaging, for their own account, in short-term proprietary trading of certain securities, derivatives, commodity futures and options on these instruments.

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

The federal bank regulatory agencies have amended their respective CRA regulations primarily to conform to changes made by the CFPB to Regulation C, which implements the Home Mortgage Disclosure Act.

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

These amendments to the CRA regulations also became effective on January 1, 2018.

In December 2019, the FDIC and the OCC proposed comprehensive revisions to the CRA’s implementing regulations. These proposals are intended to modernize and update CRA regulations to better achieve the CRA’s underlying purpose of encouraging banks to serve their communities, and make the regulatory framework more objective, transparent, consistent, and easy to understand. These proposals would, among other things, expand the types of banking activities that qualify for CRA credit, create additional CRA assessment areas tied to deposits, and create a more objective means to measure CRA performance through the creation of activity thresholds as a percentage of domestic deposits. The nature and timing of further action, if any, on these proposals cannot be determined at this time.

Future Legislation and Regulation.

While the federal financial regulatory agencies have adopted regulations that implement many requirements of the Dodd-Frank Act, important regulatory actions (e.g., the adoption of rules regarding the compensation of financial institutions executives) that could have an impact on the Corporation and the Bank remain to be taken. Additional consumer protection laws may be enacted, and the FDIC, Federal Reserve and CFPB have adopted and may adopt in the future new regulations that address, among other things, banks’ credit card, overdraft, collection, privacy and mortgage lending practices. Additional consumer protection regulatory activity is possible in the future.

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

The Bank Holding Company Act also permits a bank holding company to elect to become a financial holding company and engage in a broad range of activities that are financial in nature. The Corporation elected to be a financial holding company under the Bank Holding Company Act. Financial holding companies may engage, directly or indirectly, in any activity that is determined to be (i) financial in nature, (ii) incidental to such financial activity, or (iii) complementary to a financial activity and does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. The Bank Holding Company Act specifically provides that the following activities have been determined to be “financial in nature”: (a) lending, trust and other banking activities; (b) insurance activities; (c) financial or economic advice or services; (d) pooled investments; (e) securities underwriting and dealing; (f) domestic activities permitted for existing bank holding company; (g) foreign activities permitted for existing bank holding company; and (h) merchant banking activities.

A financial holding company that ceases to meet certain standards is subject to a variety of restrictions, depending on the circumstances, including precluding the undertaking of new financial activities or the acquisition of shares or control of other companies. Until compliance is restored, the Federal Reserve Board has broad discretion to impose appropriate limitations on the financial holding company’s activities. If compliance is not restored within 180 days, the Federal Reserve Board may ultimately require the financial holding company to divest its depository institutions or, in the alternative, to discontinue or divest any activities that are not permitted to non-financial holding companies. The Corporation and FirstBank must be well-capitalized and well-managed for regulatory purposes, and FirstBank must earn “satisfactory” or better ratings on its periodic CRA examinations to preserve the financial holding company status.

The potential restrictions are different if the lapse pertains to the CRA. In that case, until all the subsidiary institutions are restored to at least a “satisfactory” CRA rating status, the financial holding company may not engage, directly or through a subsidiary, in any of the additional financial activities permissible under the Bank Holding Company Act or make additional acquisitions of companies engaged in the additional activities. However, the Bank Holding Company Act does not require divestiture of completed acquisitions and affiliations initiated prior to such lapse.

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

In addition, any capital loans by a bank holding company to any of its subsidiary banks must be subordinated in right of payment to deposits and to certain other indebtedness of such subsidiary bank. As of December 31, 2019, and the date hereof, FirstBank was and is the only depository institution subsidiary of the Corporation. The Dodd-Frank Act directs the Federal Reserve Board to adopt regulations implementing the statutory source-of-strength requirements, however, such regulations have not yet been proposed.

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

On May 11, 2016, FinCEN issued its final rules under the Bank Secrecy Act to clarify and strengthen customer due diligence requirements for: Banks; brokers or dealers in securities; mutual funds; and futures commission merchants and introducing brokers in commodities (the “Rule”). The Rule contains explicit customer due diligence requirements and includes a requirement to identify and verify the identity of beneficial owners of legal entity customers, subject to certain exclusions and exemptions. Under the Rule, covered financial institutions must establish procedures to:

•Identify each natural person that directly or indirectly owns 25% or more of the equity interests of a legal entity customer (the “ownership prong”);

•Identify one natural person with “significant responsibility to control, manage, or direct” a legal entity customer (the “control prong”), which may be a person reported under the ownership prong; and,

•Verify the identities of those persons according to risk-based procedures, which procedures must include the elements currently required under the Customer Identification Rule at a minimum. Identification of those beneficial owners must be conducted at the time a new account is opened.

Compliance with the Rule’s requirements was mandatory by May 11, 2018 (the “Applicability Date”). FirstBank implemented the Rule by the Applicability Date.

State Chartered Non-Member Bank and Banking Laws and Regulations in General

FirstBank is subject to regulation and examination by the OCIF, the CFPB and the FDIC, and is subject to comprehensive federal and state (Commonwealth of Puerto Rico) regulations that regulate, among other things, the scope of their businesses, their investments, their reserves against deposits, the timing and availability of deposited funds, and the nature and amount of collateral for certain loans. In addition to the impact of regulations, commercial banks are affected significantly by the actions of the Federal Reserve Board as it attempts to control the money supply and credit availability in order to influence the economy. Among the instruments used by the Federal Reserve Board to implement these objectives are open market operations in U.S. government securities, adjustments of the discount rate and target Federal Funds rate, and changes in reserve requirements against bank deposits. These instruments are used in varying combinations to influence overall economic growth and the distribution of credit, bank loans, investments and deposits. Their use also affects interest rates charged on loans or paid on deposits. The monetary policies and regulations of the Federal Reserve Board have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. The effects of such policies upon our future business, earnings and growth cannot be predicted.

There are periodic examinations by the OCIF, the CFPB and the FDIC of FirstBank to test the Bank’s conformance to safe and sound banking practices and compliance with various statutory and regulatory requirements. This regulation and supervision establish a comprehensive framework and oversight of activities in which a banking institution can engage. The regulation and supervision by the FDIC are intended primarily for the protection of the FDIC’s insurance fund and depositors. The regulatory structure also gives the regulatory authorities discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. This enforcement authority includes, among other things, the ability to assess civil money penalties, issue cease-and-desist or removal orders and initiate injunctive actions against banking organizations and institution-affiliated parties. In general, these enforcement actions may be initiated for violations of laws and regulations and for engaging in unsafe or unsound practices. In addition, certain bank actions are required by statute and implementing regulations. Other actions or failure to act may provide the basis for enforcement action, including the filing of misleading or untimely reports with regulatory authorities.

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

The Federal Reserve Board has also issued a policy statement that, as a matter of prudent banking, a bank holding company should generally not maintain a given rate of cash dividends unless its net income available to common shareholders has been sufficient to fund fully the dividends and the prospective rate of earnings retention appears to be consistent with the organization’s capital needs, asset quality, and overall financial condition. The Corporation is subject to certain restrictions generally imposed on Puerto Rico corporations with respect to the declaration and payment of dividends (i.e., that dividends may be paid out only from the Corporation’s capital surplus or, in the absence of such excess, from the Corporation’s net earnings for such fiscal year and/or the preceding fiscal year).

The principal source of funds for the Corporation’s parent holding company is dividends declared and paid by its subsidiary, FirstBank. The ability of FirstBank to declare and pay dividends on its capital stock is regulated by the Puerto Rico Banking Law, the Federal Deposit Insurance Act (the “FDIA”), and FDIC regulations. In general terms, the Puerto Rico Banking Law provides that when the expenditures of a bank are greater than receipts, the excess of expenditures over receipts shall be charged against undistributed profits of the bank and the balance, if any, shall be charged against the required reserve fund of the bank. If the reserve fund is not sufficient to cover such balance in whole or in part, the outstanding amount must be charged against the bank’s capital account. The Puerto Rico Banking Law provides that, until said capital has been restored to its original amount and the reserve fund to 20% of the original capital, the bank may not declare any dividends. In general terms, the FDIA and the FDIC regulations restrict the payment of dividends when a bank is undercapitalized (as discussed in Prompt Corrective Action below), when a bank has failed to pay insurance assessments, or when there are safety and soundness concerns regarding such bank.

On November 14, 2018, for the first time since July 2009, the Corporation’s Board of Directors, after receiving regulatory approval, declared a quarterly cash dividend of $0.03 per common share, which was paid in December 2018. Since then, the Corporation has continued to pay a quarterly cash dividend on shares of common stock, and, on October 25, 2019, the Corporation declared a quarterly cash dividend of $0.05 per share, which represented a $0.02 per common share, or 67%, increase from the prior quarter’s dividend level. In addition, since December 2016, the Corporation has been making monthly dividend payments on its outstanding shares of Series A through E Preferred Stock. The Corporation intends to continue to pay monthly dividend payments on non-cumulative perpetual monthly income preferred stock and quarterly dividends on common stock. So long as any shares of preferred stock remain outstanding, we cannot declare, set apart or pay any dividends on shares of our common stock unless any accrued and unpaid dividends on our preferred stock for the twelve monthly dividend periods ending on the immediately preceding dividend payment date have been paid or are paid contemporaneously and the full monthly dividend on our preferred stock for the then-current month has been or is contemporaneously declared and paid or declared and set apart for payment. The Corporation is no longer required to obtain the approval of the Federal Reserve Bank before paying dividends, receiving dividends from the Bank, making payments on subordinated debt or trust preferred securities, incurring or guaranteeing debt or purchasing or redeeming any corporate stock.

Financial Privacy and Cybersecurity

The federal financial institution regulations limit the ability of banks and other financial institutions to disclose non-public information about consumers to non-affiliated third parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a non-affiliated third party. These regulations affect how consumer information is used in diversified financial companies and conveyed to outside vendors. In addition, consumers may also prevent disclosure of certain information among affiliated companies that is assembled or used to determine eligibility for a product or service, such as that shown on consumer credit reports and application information. Consumers also have the option to direct banks and other financial institutions not to share information about transactions and experiences with affiliated companies for the purpose of marketing products or services.

The federal banking regulators regularly issue guidance regarding cybersecurity intended to enhance cyber risk management standards among financial institutions. A financial institution is expected to establish multiple lines of defense and to ensure their risk management processes address the risk posed by potential threats to the institution. A financial institution’s management is expected to maintain sufficient processes to effectively respond and recover the institution’s operations after a cyber-attack. A financial institution is also expected to develop appropriate processes to enable recovery of data and business operations if a critical service provider of the institution falls victim to this type of cyber-attack. The Corporation’s Information Security Program reflects these requirements.

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

Although the Corporation and FirstBank became subject to the U.S. Basel III capital rules beginning on January 1, 2015, certain elements of the Basel III have been deferred by the federal banking agencies. The Corporation and FirstBank compute risk-weighted assets using the Standardized Approach required by the Basel III rules.

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

The Basel III rules also require that certain non-qualifying capital instruments, including cumulative preferred stock and TRuPs, be excluded from Tier 1 capital. In general, banking organizations such as the Corporation began to phase out TRuPs from Tier 1 capital on January 1, 2015. The outstanding balances owed on the Corporation’s TRuPs were fully phased out from Tier 1 capital as of January 1, 2016. However, the Corporation’s TRuPs may continue to be included in Tier 2 capital until the instruments are redeemed or mature.

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

On July 9, 2019, the agencies adopted a final rule that supersedes the regulatory capital transition rules and eliminates the transition provisions that are no longer operative. The final rule will be generally effective April 1, 2020, and eliminates: (i) the 10 percent common equity tier 1 capital deduction threshold, which applies individually to holdings of mortgage servicing assets, temporary difference deferred tax assets, and significant investments in the capital of unconsolidated financial institutions in the form of common stock; (ii) the 15 percent common equity tier 1 capital deduction threshold, which applies to the aggregate amount of such items; (iii) the 10 percent threshold for non-significant investments, which applies to holdings of regulatory capital of unconsolidated financial institutions; and (iv) the deduction treatment for significant investments in the capital of unconsolidated financial institutions that are not in the form of common stock. Instead of the current capital rule's treatments for mortgage servicing assets, temporary difference deferred tax assets, and investments in the capital of unconsolidated financial institutions, the final rule requires non-advanced approaches banking organizations to deduct from common equity tier 1 capital any amount of mortgage servicing assets, temporary difference deferred tax assets, and investments in the capital of unconsolidated financial institutions that individually exceeds 25 percent of common equity tier 1 capital of the banking organization (the 25 percent common equity tier 1 capital deduction threshold). The final rule retains the deferred requirement that a banking organization must apply a 250 percent risk weight to non-deducted mortgage servicing assets or temporary difference deferred tax assets.

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

The federal bank regulatory agencies are permitted or, in certain cases, required to take certain actions with respect to institutions falling within one of the three undercapitalized categories. Depending on the level of an institution’s capital, the agencies’ corrective powers include, among other things:

•prohibiting the payment of principal and interest on subordinated debt;

•prohibiting the holding company from making distributions without prior regulatory approval;

•placing limits on asset growth and restrictions on activities;

•placing additional restrictions on transactions with affiliates;

•restricting the interest rate the institution may pay on deposits;

•prohibiting the institution from accepting deposits from correspondent banks; and

•in the most severe cases, appointing a conservator or receiver for the institution.

An institution that is undercapitalized is required to submit a capital restoration plan, and such a plan will not be accepted unless, among other things, the institution’s holding company guarantees the plan up to a certain specified amount. Any such guarantee from an institution’s holding company is entitled to a priority of payment in bankruptcy.

The banking agencies’ Basel III rules, discussed above, revise the PCA requirements by (i) introducing a separate CET1 ratio requirement for each PCA capital category (other than critically undercapitalized) with the required CET1 ratio being 6.5% for well-capitalized status; (ii) increasing the minimum Tier 1 capital ratio requirement for each PCA capital category with the minimum Tier 1 capital ratio for well-capitalized status being 8% (as compared to the previous 6%); and (iii) eliminating the previous provision that allows a bank with a composite supervisory rating of 1 to have a 3% leverage ratio and still be adequately capitalized and maintaining the minimum leverage ratio for well-capitalized status at 5%. The Basel III rules do not change the total risk-based capital requirement (10% for well-capitalized status) for any PCA capital category. The PCA requirements became effective on January 1, 2015.

A bank’s capital category, as determined by applying the prompt corrective action provisions of the law, may not constitute an accurate representation of the overall financial condition or prospects of a bank, such as the Bank, and should be considered in conjunction with other available information regarding the financial condition and results of operations of the bank.

Set forth below are the Corporation's and FirstBank's capital ratios as of December 31, 2019 based on Federal Reserve and FDIC guidelines:

		Banking Subsidiary
	First BanCorp.	FirstBank	Well-Capitalized Minimum

As of December 31, 2019
Total capital (Total capital to
risk-weighted assets)	25.22%	24.74%	10.00%
Common Equity Tier 1 Capital (Common Equity
Tier 1 capital to risk-weighted assets)	21.60%	20.09%	6.50%
Tier 1 capital ratio (Tier 1 capital
to risk-weighted assets)	22.00%	23.49%	8.00%
Leverage ratio (1)	16.15%	17.26%	5.00%
_______________
(1) Tier 1 capital to average assets.

Deposit Insurance

The increase in deposit insurance coverage to up to $250,000 per customer, the FDIC’s expanded authority to increase insurance premiums, as well as the increase in the number of bank failures after the 2008 financial crisis, resulted in an increase in deposit insurance assessments for all banks, including FirstBank. The Dodd-Frank Act changed the requirements for the DIF by requiring that the designated reserve ratio for the DIF for any year not be less than 1.35 percent of estimated insured deposits or the comparable percentage of the new deposit assessment base. In addition, the FDIC must take steps as necessary for the reserve ratio to reach 1.35 percent of estimated insured deposits by September 30, 2020. If the reserve ratio exceeds 1.5 percent, the FDIC must dividend to DIF members the amount above the amount necessary to maintain the DIF at 1.5 percent, but the FDIC Board of Directors may, in its sole discretion, suspend or limit the declaration of payment of dividends. The FDIC has adopted a Deposit Reserve Fund restoration plan that projects that the designated reserve ratio will reach 1.35 percent by the 2020 deadline. The FDIC has also adopted a final rule raising its industry target ratio of reserves to insured deposits to 2 percent, 65 basis points above the statutory minimum, but the FDIC does not project that goal to be met for several years.

The FDIC assessment rules currently define the assessment base for deposit insurance as required by the Dodd-Frank Act, specify assessment rates, implement the Dodd-Frank Act’s DIF dividend provisions, and revise the risk-based assessment system for all large insured depository institutions (institutions with at least $10 billion in total assets), such as FirstBank. In March 2016, the FDIC adopted a rule, which became effective on July 1, 2016, to increase the DIF to the statutorily required minimum level of 1.35 percent. Among other things, the rule imposes on banks with at least $10 billion in assets (which includes the Bank) a surcharge of 4.5 cents per $100 of their assessment base, after making certain adjustments.

On September 30, 2018, the DIF Reserve Ratio reached 1.36 percent, exceeding the statutorily required minimum reserve ratio of 1.35 percent ahead of the September 30, 2020, deadline required under the Dodd-Frank Act. FDIC regulations provide for two changes to deposit insurance assessments upon reaching the minimum: (1) surcharges on insured depository institutions with total consolidated assets of $10 billion or more, such as FirstBank, which ceased in 2019; and (2) small banks will receive assessment credits for the portion of their assessments that contributed to the growth in the reserve ratio from between 1.15 percent and 1.35 percent, to be applied when the reserve ratio is at or above 1.38 percent.

FDIC Insolvency Authority

Under Puerto Rico banking laws (discussed below), the OCIF may appoint the FDIC as conservator or receiver of a failed or failing FDIC-insured Puerto Rican bank, such as the Bank, and the FDIA authorizes the FDIC to accept such an appointment. In addition, the FDIC has broad authority under the FDIA to appoint itself as conservator or receiver of a failed or failing state bank, including a Puerto Rican bank. If the FDIC is appointed conservator or receiver of a bank upon the bank’s insolvency or the occurrence of other events, the FDIC may sell or transfer some, part or all of a bank’s assets and liabilities to another bank, or liquidate the bank and pay out insured depositors, as well as uninsured depositors and other creditors to the extent of the closed bank’s available assets. As part of its insolvency authority, the FDIC has the authority, among other things, to take possession of and administer the receivership estate, pay out estate claims, and repudiate or disaffirm certain types of contracts to which the bank was a party if the FDIC believes such contract is burdensome and its disaffirmance will aid in the administration of the receivership. In resolving the estate of a failed bank, the FDIC, as receiver, will first satisfy its own administrative expenses. The claims of holders of U.S. deposit liabilities also have priority over those of other general unsecured creditors.

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

Federal Home Loan Bank System

FirstBank is a member of the FHLB system. The FHLB system consists of eleven regional FHLBs governed and regulated by the Federal Housing Finance Agency. The FHLBs serve as reserve or credit facilities for member institutions within their assigned regions. They are funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB system, and they make loans (advances) to members in accordance with policies and procedures established by the FHLB system and the board of directors of each regional FHLB.

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

Ownership and Control

Because of FirstBank’s status as an FDIC-insured bank, as defined in the Bank Holding Company Act, the Corporation, as the owner of FirstBank’s common stock, is subject to certain restrictions and disclosure obligations under various federal laws, including the Bank Holding Company Act and the Change in Bank Control Act (the “CBCA”). Regulations adopted pursuant to the Bank Holding Company Act and the CBCA generally require prior Federal Reserve Board or other federal banking agency approval or non-objection for an acquisition of control of an insured institution (as defined in the Act) or holding company thereof by any person (or persons acting in concert). Control is deemed to exist if, among other things, a person (or group of persons acting in concert) acquires 25% or more of any class of voting stock of an insured institution or holding company thereof. Under the CBCA, control is presumed to exist subject to rebuttal if a person (or group of persons acting in concert) acquires 10% or more of any class of voting stock and either (i) the corporation has registered securities under Section 12 of the Exchange Act, or (ii) no person (or group of persons acting in concert) will own, control or hold the power to vote a greater percentage of that class of voting securities immediately after the transaction. The concept of acting in concert is very broad and is subject to certain rebuttable presumptions, including, among others, that relatives, business partners, management officials, affiliates and others are presumed to be acting in concert with each other and their businesses. The regulations of the FDIC implementing the CBCA are generally similar to those described above.

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

Brokered Deposits

FDIC regulations adopted under the FDIA govern the receipt of brokered deposits by banks. Well-capitalized institutions are not subject to limitations on brokered deposits, while adequately-capitalized institutions are able to accept, renew or rollover brokered deposits only with a waiver from the FDIC and subject to certain restrictions on the interest paid on such deposits. Undercapitalized institutions are not permitted to accept brokered deposits. In December 2019, the FDIC proposed revisions to its brokered deposit regulations, but the impact on FirstBank of such changes, if they are adopted, cannot be determined at this time.

Puerto Rico Banking Law

As a commercial bank organized under the laws of the Commonwealth of Puerto Rico, FirstBank is subject to supervision, examination and regulation by the commissioner of OCIF (the “Commissioner”) pursuant to the Puerto Rico Banking Law of 1933, as amended (the “Banking Law”).

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

The Banking Law requires that Puerto Rico commercial banks prepare each year a balance summary of their operations and submit such balance summary for approval at a regular meeting of stockholders, together with an explanatory report thereon. The Banking Law also requires that at least ten percent (10%) of the yearly net income of a Puerto Rico commercial bank be credited annually to a reserve fund until such reserve fund is in amount equal to the total paid-in-capital of the bank.

The Banking Law also provides that when the expenditures of a Puerto Rico commercial bank are greater than its receipts, the excess of the expenditures over receipts must be charged against the undistributed profits of the bank, and the balance, if any, charged against the reserve fund, as a reduction thereof. If there is no reserve fund sufficient to cover such balance in whole or in part, the outstanding amount must be charged against the capital account and no dividend may be declared until said capital has been restored to its original amount and the amount in the reserve fund equals twenty percent (20%) of the original capital.

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

The Finance Board, which is composed of nine members from defined Puerto Rico Government agencies, instrumentalities and public corporations, including the Commissioner, has the authority to regulate the maximum interest rates and finance charges that may be charged on loans to individuals and unincorporated businesses in Puerto Rico. The current regulations of the Finance Board provide that the applicable interest rate on loans to individuals and unincorporated businesses, including real estate development loans but excluding certain other personal and commercial loans secured by mortgages on real estate properties, is to be determined by free competition. Accordingly, the regulations do not set a maximum rate for charges on retail installment sales contracts, small loans, and credit card purchases. Furthermore, there is no maximum rate set for installment sales contracts involving motor vehicles, commercial, agricultural and industrial equipment, commercial electric appliances and insurance premiums.

International Banking Center Regulatory Act of Puerto Rico (“IBE Act 52”)

The business and operations of FirstBank International Branch (“FirstBank IBE” or the “IBE division of FirstBank”) and FirstBank Overseas Corporation (the IBE subsidiary of FirstBank) are subject to supervision and regulation by the Commissioner. FirstBank and FirstBank Overseas Corporation were created under the IBE Act 52, which provides for total Puerto Rico tax exemption on net income derived by an international banking entity (an “IBE”) operating in Puerto Rico on the specific activities identified in the IBE Act 52. An IBE that operates as a unit of a bank pays income taxes at the corporate standard rates to the extent that the IBE’s net income exceeds 20% of the bank’s total net taxable income. Under the IBE Act 52, certain sales, encumbrances, assignments, mergers, exchanges or transfers of shares, interests or participation(s) in the capital of an IBE may not be initiated without the prior approval of the Commissioner. The IBE Act 52 and the regulations issued thereunder by the Commissioner (the “IBE Regulations”) limit the business activities that may be carried out by an IBE. Such activities are limited in part to persons and assets located outside of Puerto Rico.

Pursuant to the IBE Act 52 and the IBE Regulations, each of FirstBank IBE and FirstBank Overseas Corporation must maintain in Puerto Rico books and records of all of its transactions in the ordinary course of business. FirstBank IBE and FirstBank Overseas Corporation are also required thereunder to submit to the Commissioner quarterly and annual reports of their financial condition and results of operations, including annual audited financial statements.

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

IFEs are licensed by the Commissioner, and authorized to conduct certain Act 273 specified financial transactions (“Eligible IFE Activities”). Once licensed, an IFE can request a grant of tax exemption (“Tax Grant”) from the Puerto Rico Department of Economic Development and Commerce, which will enumerate and secure the following tax benefits provided by Act 273 as contractual rights (i.e., regardless of future changes in Puerto Rico law) for a 15-year period:

(i)to the IFE:

•a fixed 4% Puerto Rico income tax rate on the net income derived by the IFE from its Eligible IFE Activities; and

•full property and municipal license tax exemptions on such activities.

(ii)to its shareholders:

•6% income tax rate on distributions to Puerto Rico resident shareholders of earnings and profits derived from the Eligible IFE Activities; and

•full Puerto Rico income tax exemption on such distributions to non-Puerto Rico resident shareholders.

The primary purpose of IFEs is to attract Unites States and foreign investors to Puerto Rico. Consequently, Act 273 authorizes IFEs to engage in traditional banking and financial transactions, principally with non-residents of Puerto Rico. Furthermore, the scope of Eligible IFE Activities encompasses a wider variety of transactions than those previously authorized to IBEs.

Act 187, as amended, enacted on November 17, 2015, requires an IBE to obtain from the Commissioner a Certificate of Compliance every two years that certifies its compliance with the provisions of IBE Act 52.

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

On December 10, 2018, the Governor of Puerto Rico signed Act 257 into law to amend some of the provisions of the of 2011PR Code. Act 257 introduced various changes to the current income tax regime applicable to individuals and corporations, and the sales and use taxes, which took effect on January 1, 2019, including, among others: (i) a reduction in the Puerto Rico maximum corporate tax rate from 39% to 37.5%; (ii) an increase in the net operating and capital losses usage limitation from 80% to 90%; (iii) amendments to the provisions related to “pass-through” entities that provide that corporations that own 50% or more of a partnership will not be able to claim a current or carryover non-partnership NOL deduction against a partnership distributable share, adversely impacting a tax action taken in 2017 under which the Corporation and the Bank were previously allowed to offset pass-through income earned by pass-through entities with non-partnership net operating losses at the parent company level, particularly connection with pass-through income earned by FirstBank Insurance; and (iv) other limitations on certain deductions, such as meals and entertainment deductions.

The Corporation has maintained an effective tax rate lower than the maximum statutory rate in Puerto Rico, which has resulted mainly from investments in government obligations and MBS exempt from U.S. and Puerto Rico income taxes and from doing business through an IBE unit of the Bank, and through the Bank’s subsidiary, FirstBank Overseas Corporation, whose interest income and gain on sales is exempt from Puerto Rico income taxation.

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

On December 22, 2017, the United States president signed H.R.1, The Tax Cuts and Jobs Acts, which was effective on January 1, 2018 and significantly revises individual, business and international taxes and has affected our branch operations in the U.S. and the USVI. The bill includes measures that reduce corporate taxes from 35% to 21%, repeal the corporate alternative minimum tax regime, change business deductions and NOLs, and impose a 15.5% tax on mandatory repatriation of liquid assets, a 10% tax on base erosion payments, and a minimum 10.5% tax on inclusion of global intangible low-tax income by U.S. shareholders, among other significant changes. The main provisions affecting our operations in the U.S. and the USVI include: the change in tax rate to 21%, the limitation on the amount certain financial institutions, including the Bank, may deduct for premiums paid to the FDIC, and changes in permanent differences, such as meals and entertainment deductions. Other significant provisions, such as the base erosion and anti-abuse tax, do not affect the Corporation’s U.S. and USVI branch operations since these operations’ receipts do not exceed the annual threshold of U.S. effectively connected gross receipts.

Insurance Operations Regulation

FirstBank Insurance Agency is registered as an insurance agency with the Insurance Commissioner of Puerto Rico and is subject to regulations issued by the Insurance Commissioner and the Division of Banking and Insurance Financial Regulation in the USVI relating to, among other things, the licensing of employees and sales and solicitation and advertising practices, and by the Federal Reserve as to certain consumer protection provisions mandated by the Gramm-Leach-Bliley Act and its implementing regulations.

Mortgage Banking Operations

In addition to FDIC and CFPB regulation, FirstBank is subject to the rules and regulations of the FHA, VA, FNMA, FHLMC, GNMA, and the U.S. Department of Housing and Urban Development (“HUD”) with respect to originating, processing, selling and servicing mortgage loans and the issuance and sale of MBS. Those rules and regulations, among other things, prohibit discrimination and establish underwriting guidelines that include provisions for inspections and appraisals, require credit reports on prospective borrowers and fix maximum loan amounts, and, with respect to VA loans, fix maximum interest rates. Moreover, lenders such as FirstBank are required annually to submit audited financial statements to the FHA, VA, FNMA, FHLMC, GNMA and HUD and each regulatory entity has its own financial requirements. FirstBank’s affairs are also subject to supervision and examination by the FHA, VA, FNMA, FHLMC, GNMA and HUD at all times to assure compliance with applicable regulations, policies and procedures. Mortgage origination activities are subject to, among other requirements, the Equal Credit Opportunity Act, Federal Truth-in-Lending Act, and the Real Estate Settlement Procedures Act and the regulations promulgated thereunder that, among other things, prohibit discrimination and require the disclosure of certain basic information to mortgagors concerning credit terms and settlement costs. FirstBank is licensed by the Commissioner under the Puerto Rico Mortgage Banking Law, and, as such, is subject to regulation by the Commissioner, with respect to, among other things, licensing requirements and the establishment of maximum origination fees on certain types of mortgage loan products.

Section 5 of the Puerto Rico Mortgage Banking Law requires the prior approval of the Commissioner for the acquisition of control of any mortgage banking institution licensed under such law. For purposes of the Puerto Rico Mortgage Banking Law, the term “control” means the power to direct or influence decisively, directly or indirectly, the management or policies of a mortgage banking institution. The Puerto Rico Mortgage Banking Law provides that a transaction that results in the holding of less than 10% of the outstanding voting securities of a mortgage banking institution is not considered to be a change in control.

Item 1A. Risk Factors

There follows a discussion about significant risks and uncertainties that could impact the Corporation’s businesses, results of operations and financial condition, including by causing the Corporation’s actual results to differ materially from those projected in any forward-looking statements. Other risks and uncertainties, including those not currently known to the Corporation or its management and those that the Corporation or its management currently deems to be immaterial, could also affect the Corporation in a materially adverse way in future periods. Thus, the following should not be considered a complete discussion of all of the risks and uncertainties the Corporation may face. See the discussion under “Forward-Looking Statements”, in this Annual Report on Form 10-K.

RISKS RELATING TO THE CORPORATION’S BUSINESS

Our pending acquisition of BSPR exposes us to increased regulatory, business, reputational, and other risks that may adversely affect our business and our future results of operations.

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

The financial services industry in the markets in which we operate is highly competitive. During the time period when regulatory approval is being sought, customers of BSPR may establish relationships with different banks or other financial institutions for a number of reasons, including any expectation of disruptions in customer service or uncertainty regarding how the acquisition will affect them. If that occurs, we may not obtain the number of customers from the acquisition that we currently anticipate obtaining. Further, potential customers may delay or defer engaging the Corporation’s services or may seek out other banks or financial institutions due to the uncertainty of the acquisition of BSPR.

If the necessary regulatory approvals are obtained and the transaction closes, the acquisition will require integration of systems, procedures, and personnel of BSPR into FirstBank. This integration process is complicated and time consuming and may also be disruptive to the customers of BSPR. If the integration process is not conducted successfully and with minimal effect on the acquired business and its customers, the Corporation may lose customers or employees of BSPR, the Corporation may not realize the anticipated economic benefits of the acquisition within the expected time frame, or at all. The Corporation may also experience greater than anticipated customer losses even if the integration process is successful. In addition, the Corporation will have to integrate BSPR’s internal controls into the Corporation’s internal control over financial reporting, which may be difficult, may take longer than anticipated or may be ineffective.

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

As of December 31, 2019, we continued to have a high level of nonaccrual loans, even though the level decreased by $121.4 million to $210.7 million as of December 31, 2019, or 37%, from $332.1 million as of December 31, 2018. Our nonaccrual loans represent approximately 2% of our $9.0 billion loan portfolio as of December 31, 2019. In addition, we had a high level of total non-performing assets, even though they decreased by $149.7 million to $317.4 million as of December 31, 2019, or 32%, from $467.1 million as of December 31, 2018. If we are unable to effectively maintain the quality of our loan portfolio, our financial condition and results of operations may be materially and adversely affected.

Certain funding sources may not be available to us and our funding sources may prove insufficient and/or costly to replace.

FirstBank relies primarily on customer deposits, the issuance of brokered CDs, and advances from the FHLB of New York to maintain its lending activities and to replace certain maturing liabilities. As of December 31, 2019, we had $435.1 million in brokered CDs outstanding, representing approximately 5% of our total deposits, and a reduction of $120.5 million from the year ended December 31, 2018. Approximately $231.4 million in brokered CDs mature over the twelve months ending December 31, 2020, and the average term to maturity of the retail brokered CDs outstanding as of December 31, 2019 was approximately 1.3 years. None of these CDs are callable at the Corporation’s option.

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

As a holding company, dividends from FirstBank have provided a substantial portion of our cash flow used to service the interest payments on our TRuPs and other obligations. Our banking subsidiary is limited by law in its ability to make dividend payments and other distributions to us based on its earnings and capital position. A failure by our banking subsidiary to generate sufficient cash flow to make dividend payments to us may have a negative impact on our results of operation and financial position. Also, a failure by the bank holding company to access sufficient liquidity resources to meet all projected cash needs in the ordinary course of business may have a detrimental impact on our financial condition and ability to compete in the market.

Credit quality may result in additional losses.

The quality of our loans has continued to be under pressure as a result of continued recessionary conditions in the Puerto Rico region that have led to, among other things, high unemployment levels, low absorption rates for new residential construction projects and declines in property values. Our business depends on the creditworthiness of our customers and counterparties and the value of the assets securing our loans or underlying our investments. When the credit quality of the customer base materially decreases or the risk profile of a market, industry or group of customers changes materially, our business, financial condition, allowance levels, asset impairments, liquidity, capital and results of operations are adversely affected.

We had a commercial and construction loan portfolio held for investment in the amount of $3.8 billion as of December 31, 2019. Due to their nature, these loans entail a higher credit risk than consumer and residential mortgage loans, since they are larger in size, concentrate more risk in a single borrower and are generally more sensitive to economic downturns. Furthermore, given the slowdown in the real estate market, the properties securing these loans may be difficult to dispose of if they are foreclosed. We may incur losses over the near term, either because of continued deterioration of the quality of loans or because of sales of problem loans, which would likely accelerate the recognition of losses. Any such losses would adversely impact our overall financial performance and results of operations.

Our allowance for credit losses may not be adequate to cover actual losses, and we may be required to materially increase our allowance, which may adversely affect our capital ratios, financial condition and results of operations.

We are subject, among other things, to the risk of loss from loan defaults and foreclosures with respect to the loans we originate and purchase. We recognize periodic credit loss expenses on loans, which leads to reductions in our income from operations, in order to maintain our allowance for credit losses on loans at a level that our management deems to be appropriate based upon an assessment of the quality of the loan and lease portfolios. Management may fail to accurately estimate the level of loan and lease losses or may have to increase our credit loss expense on loans in the future as a result of new information regarding existing loans, future increases in nonaccrual loans, foreclosure actions and loan modifications, changes in current and expected economic and other conditions affecting borrowers or for other reasons beyond our control. In addition, the bank regulatory agencies periodically review the adequacy of our allowance for credit losses on loans and may require an increase in the credit loss expense on loans or the recognition of additional classified loans and loan charge-offs, based on judgments that differ from those of management.

The level of the allowance reflects management’s estimates based upon various assumptions and judgments as to specific credit risks, its evaluation of industry concentrations, loan loss experience, current loan portfolio quality, present economic, political and regulatory conditions, unidentified losses inherent in the current loan portfolio and, since the beginning of 2020, reasonable and supportable forecasts. The determination of the appropriate level of the allowance for credit losses on loans inherently involves a high degree of subjectivity and requires management to make significant estimates and judgments regarding current credit risks and future trends, all of which may undergo material changes. If our estimates prove to be incorrect, our allowance for credit losses on loans may not be sufficient to cover losses in our loan portfolio and our credit loss expense on loans could increase substantially.

Any such increases in our credit loss expense on loans or any loan losses in excess of our allowance for credit losses on loans would have an adverse effect on our future capital ratios, financial condition and results of operations.

Changes in collateral values of properties located in stagnant or distressed economies may require increased reserves.

Further deterioration of the value of real estate collateral securing our construction, commercial and residential mortgage loan portfolios would result in increased credit losses. As of December 31, 2019, approximately 1%, 16% and 33% of our loan portfolio held for investment consisted of construction, commercial mortgage and residential real estate loans, respectively.

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

Construction and commercial loans, mostly secured by commercial and residential real estate properties, entail a higher credit risk than consumer and residential mortgage loans since they are larger in size, may have less collateral coverage, concentrate more risk in a single borrower and are generally more sensitive to economic downturns. As of December 31, 2019, our commercial mortgage and construction real estate loans held for investment in Puerto Rico amounted to $1.0 billion, or 67% of the total $1.6 billion commercial mortgage and construction real estate loans, which constituted 17% of the total loan portfolio held for investment.

We measure the impairment of a loan based on the fair value of the collateral, if collateral dependent, which is generally obtained from appraisals. Updated appraisals are obtained when we determine that loans are impaired and are updated annually thereafter. In addition, appraisals are also obtained for certain residential mortgage loans on a spot basis based on specific characteristics, such as delinquency levels, age of the appraisal and loan-to-value ratios. The appraised value of the collateral may decrease or we may not be able to recover collateral at its appraised value. A significant decline in collateral valuations for collateral dependent loans has required and, in the future, may require increases in our credit loss expense on loans. Any such increase would have an adverse effect on our future financial condition and results of operations.

The Corporation’s force-placed insurance policies could be disputed by the customer.

The Corporation maintains force-placed insurance policies that have been put into place when a borrower’s insurance policy on a property was canceled, lapsed or was deemed insufficient and the borrower did not secure a replacement policy. A borrower may make a claim against the Corporation under such force-placed insurance policy and the failure of the Corporation to resolve such a claim to the borrower’s satisfaction may result in a dispute between the borrower and the Corporation, which if not adequately resolved, could have an adverse effect on the Corporation.

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

Higher interest rates increase the cost of mortgage and other loans to consumers and businesses and may reduce future demand for such loans, which may negatively impact our profits by reducing the amount of loan interest income due to declines in volume.

Accelerated prepayments may adversely affect net interest income.

In general, fixed-income portfolio yields would decrease if the re-investment of pre-payment amounts is at lower rates. Net interest income could also be affected by prepayments of MBS. Acceleration in the prepayments of MBS would lower yields on these securities, as the amortization of premiums paid upon the acquisition of these securities would accelerate. Conversely, acceleration in the prepayments of MBS would increase yields on securities purchased at a discount, as the accretion of the discount would accelerate. These risks are directly linked to future period market interest rate fluctuations. Also, net interest income in future periods might be affected by our investment in callable securities because decreases in interest rates might prompt the early redemption of such securities.

Changes in interest rates on loans and borrowings may adversely affect net interest income.

Basis risk is the risk of adverse consequences resulting from unequal changes in the difference, also referred to as the “spread” or basis, between the rates for two or more different instruments with the same maturity and occurs when market rates for different financial instruments or the indices used to price assets and liabilities change at different times or by different amounts. For example, the interest expense for liability instruments might not change by the same amount as interest income received from loans or investments. To the extent that the interest rates on loans and borrowings change at different rates and by different amounts, the margin between our variable rate-based assets and the cost of the interest-bearing liabilities might be compressed and adversely affect net interest income.

If all or a significant portion of the unrealized losses in our investment securities portfolio on our consolidated statement of financial condition is determined to be related to credit factors, we would recognize a material charge to our earnings and our capital ratios would be adversely affected.

For the years ended December 31, 2017, 2018 and 2019, we recognized a total of $12.2 million, $50 thousand and $0.5 million, respectively, in other-than-temporary impairments. To the extent that any portion of the unrealized or unrecognized losses in our investment securities portfolio of $38.4 million as of December 31, 2019 is determined to be related to credit factors, we would recognize a charge to earnings in the quarter during which such determination is made and capital ratios could be adversely affected. Even if we do not determine that the unrealized losses associated with this portfolio is related to credit factors, increases in unrealized losses on available-for-sale securities adversely affect our tangible common equity ratio, which may adversely affect credit rating agency and investor sentiment towards us. Any negative perception also may adversely affect our ability to access the capital or credit markets or might increase our cost of capital. In addition, beginning on January 1, 2020, new authoritative accounting guidance requires the recognition of lifetime expected credit losses for certain assets measured at amortized cost, including held-to-maturity debt securities. Valuation and credit losses determinations will continue to be affected by external market factors including default rates, severity rates and macro-economic factors.

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

In connection with the sale and securitization of loans, we are required to make a variety of customary representations and warranties relating to the loans sold or securitized. Our obligations with respect to these representations and warranties are generally outstanding for the life of the loan, and relate to, among other things:

•compliance with laws and regulations;

•underwriting standards;

•the accuracy of information in the loan documents and loan files; and

•the characteristics and enforceability of the loan.

A loan that does not comply with these representations and warranties may take longer to sell, may impact our ability to obtain third-party financing for the loan, and may not be saleable or may be saleable only at a significant discount. If such a loan is sold before we detect non-compliance, we may be obligated to repurchase the loan and bear any associated loss directly, or we may be obligated to indemnify the purchaser against any loss, either of which could reduce our cash available for operations and liquidity. Management believes that it has established controls to ensure that loans are originated in accordance with the secondary market’s requirements, but certain employees may make mistakes or may deliberately violate our lending policies.

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

We may fail to identify and manage risks related to a variety of aspects of our business, including, but not limited to, operational risk, interest-rate risk, trading risk, fiduciary risk, legal and compliance risk, liquidity risk and credit risk. We have adopted and periodically improve various controls, procedures, policies and systems to monitor and manage risk. Any improvements to our controls, procedures, policies and systems, however, may not be adequate to identify and manage the risks in our various businesses. If our risk framework is ineffective, either because it fails to keep pace with changes in the financial markets or our businesses or for other reasons, we could incur losses, suffer reputational damage, or find ourselves out of compliance with applicable regulatory mandates or expectations.

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

Our operational or security systems or infrastructure, or those of third parties, could fail or be breached, which could disrupt our business and adversely impact our results of operations, liquidity, and financial condition, as well as cause legal or reputational harm.

The potential for operational risk exposure exists throughout our business and, as a result of our interactions with, and reliance on, third parties, is not limited to our own internal operational functions. Our operational and security systems and infrastructure, including our computer systems, data management, and internal processes, as well as those of third parties, are integral to our performance. We rely on our employees and third parties in our day-to-day and ongoing operations, who may, as a result of human error, misconduct, malfeasance, or failure, or breach of our or of third-party systems or infrastructure, expose us to risk. For example, our ability to conduct business may be adversely affected by any significant disruptions to us or to third parties with whom we interact or upon whom we rely. In addition, our ability to implement backup systems and other safeguards with respect to third-party systems is more limited than with respect to our own systems. Our financial, accounting, data processing, backup, or other operating or security systems and infrastructure may fail to operate properly or become disabled or damaged as a result of a number of factors, including events that are wholly or partially beyond our control, which could adversely affect our ability to process transactions or provide services. Such events may include sudden increases in customer transaction volume; electrical, telecommunications, or other major physical infrastructure outages; natural disasters such as earthquakes, hurricanes, and floods; disease pandemics; cyber-attacks; and events arising from local or larger scale political or social matters. In addition, we may need to take our systems offline if they become infected with malware or a computer virus or as a result of another form of cyberattack. In the event that backup systems are utilized, they may not process data as quickly as our primary systems and some data might not have been saved to backup systems, potentially resulting in a temporary or permanent loss of such data. We frequently update our systems to support our operations and growth and to remain compliant with applicable laws, rules, and regulations. This updating entails significant costs and creates risks associated with implementing new systems and integrating them with existing ones, including business interruptions. Implementation and testing of controls related to our computer systems, security monitoring, and retaining and training personnel required to operate our systems also entail significant costs. Operational risk exposures could adversely impact our operations, liquidity, and financial condition, as well as cause reputational harm. In addition, we may not have adequate insurance coverage to compensate for losses from a major interruption.

Third parties perform key aspects of our business operations, such as data processing, information security, recording and monitoring transactions, online banking interfaces and services, internet connections and network access. While we believe that we have selected these third-party vendors carefully, we do not control their actions. Any significant problems caused by these third parties, including those resulting from disruptions in communication services provided by a vendor, failure of a vendor to handle current or higher volumes, failure of a vendor to provide services for any reason, the provision by a vendor of poor performance of services, or failure of a vendor to notify us of a reportable event, could adversely affect our ability to deliver products and services to our customers and otherwise conduct our business. Financial or operational difficulties of a third-party vendor could also hurt our operations if those difficulties interfere with the vendor’s ability to serve us. Replacing these third-party vendors could also create significant delay and expense. Accordingly, use of such third parties creates an inherent risk to our business operations.

Cyber-attacks, system risks and data protection breaches could present significant reputational, legal and regulatory costs.

Information security risks for financial institutions have significantly increased in recent years, especially as we continue to expand customer services via the internet and other remote service channels, and the sophistication and activities of organized crime, hackers, terrorists and other external parties have increased. These threats may derive from fraud or malice on the part of our employees or third-party providers, or may result from human error or accidental technological failure. These threats include cyber-attacks, such as computer viruses, malicious code, phishing attacks or information security breaches and could lead to the misappropriation of consumer account and other information.

We have a robust and thourough Information Security Program which continuously monitors cyber-related risks and ultimately ensures protection for the processing, transmission and storage of confidential, proprietary and other information in our computer systems and networks. Furthermore, a formal vendor management program is in place to oversee third-party and vendor risks. The Corporation’s system of internal controls also incorporates an organization-wide protocol for the appropriate reporting and escalation of information security matters to management and the Corporation’s Board of Directors, to ensure effective and efficient resolution and, if necessary, disclosure of any matters. The Corporation’s Board of Directors is actively engaged in the oversight of the Corporation’s continuous efforts to reinforce and enhance its operational resilience.

To date, we have not experienced any material impact related to cyber-attacks or other information security breaches. However, future attacks or breaches could lead to security breaches of the networks, systems or devices that our customers use to access our integrated products and services, which in turn could result in the unauthorized disclosure, release, gathering, monitoring, misuse, loss or destruction of confidential, proprietary and other information (including account data information) or data security compromises. A successful penetration or circumvention of system security could cause us serious negative consequences, including our loss of customers and business opportunities, costs associated with maintaining business relationships after an attack or breach; significant business disruption to our operations and business, misappropriation, exposure, or destruction of our confidential information, intellectual property, funds, and/or those of our customers; or damage to our or our customers’ and/or third parties’ computers or systems, and could result in a violation of applicable privacy laws and other laws, litigation exposure, regulatory fines, penalties or intervention, loss of confidence in our security measures, reputational damage, reimbursement or other compensatory costs, additional compliance costs, and could adversely impact our results of operations, liquidity and financial condition. In addition, we may not have adequate insurance coverage to compensate for losses from a cybersecurity event.

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

Our compensation practices are subject to review and oversight by the Federal Reserve Board. We also may be subject to limitations on compensation practices by the FDIC or other regulators, which may or may not affect our competitors. Limitations on our compensation practices could have a negative impact on our ability to attract and retain talented senior leaders in support of our long-term strategy.

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

The scope and content of the U.S. banking regulators’ policies on executive compensation are continuing to develop and are likely to continue evolving in the future. It cannot be determined at this time whether compliance with such policies will adversely affect the ability of the Corporation and its subsidiaries to hire, retain and motivate their key employees.

Further increases in the FDIC deposit insurance premium or in FDIC required reserves may have a significant financial impact on us.

The FDIC insures deposits at FDIC-insured depository institutions up to certain limits (currently, $250,000 per depositor account). The FDIC charges insured depository institutions premiums to maintain the DIF. In the event of a bank failure, the FDIC takes control of a failed bank and, if necessary, pays all insured deposits up to the statutory deposit insurance limits using the resources of the DIF. The FDIC is required by law to maintain adequate funding of the DIF, and the FDIC may increase premium assessments to maintain such funding.

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

On September 30, 2018, the DIF Reserve Ratio reached 1.36 percent, exceeding the statutorily required minimum reserve ratio of 1.35 percent ahead of the September 30, 2020 deadline required under the Dodd-Frank Act. According to FDIC regulations upon reaching the minimum: (1) surcharges on insured depository institutions with total consolidated assets of $10 billion or more, such as FirstBank, ceased during 2019; and (2) small banks received assessment credits for the portion of their assessments that contributed to the growth in the reserve ratio from between 1.15 percent and 1.35 percent.

The FDIC may increase FirstBank’s premiums or impose additional assessments or prepayment requirements in the future. The Dodd-Frank Act removed the statutory cap for the reserve ratio, leaving the FDIC free to set this cap going forward.

Our businesses may be adversely affected by litigation.

From time to time, our customers, or the government on their behalf, makes claims and takes legal actions relating to our performance of fiduciary or contractual responsibilities. We have also faced employment lawsuits and other legal claims. In any such future claims or actions, demands for substantial monetary damages may be asserted against us, resulting in financial liability or an adverse effect on our reputation among investors or on customer demand for our products and services. We may be unable to accurately estimate our exposure to litigation risk when we record balance sheet reserves for probable loss contingencies. As a result, reserves we establish to cover any settlements or judgements may not be sufficient to cover our actual financial exposure, which has occurred in the past and may again occur, resulting in a material adverse impact on our consolidated results of operations or financial condition.

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

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted. A securities class action suit against us in the future could result in substantial costs, potential liabilities and the diversion of management’s attention and resources.

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

Our financial statements are subject to the application of U.S. Generally Accepted Accounting Principles (“GAAP”), which are periodically revised and expanded. Accordingly, from time to time, we are required to adopt new or revised accounting standards issued by the Financial Accounting Standards Board (“FASB”). The FASB has issued financial accounting and reporting standards that will govern key aspects of the Corporation’s financial statements or interpretations thereof when those standards become effective, including those areas where the Corporation is required to make assumptions or estimates. For example, the FASB’s new accounting standard on credit losses (“CECL”), which became effective for the Corporation on January 1, 2020, requires earlier recognition of credit losses on financial assets. The new accounting model requires that lifetime “expected credit losses” of financial assets not recorded at fair value through net income, such as loans and held-to-maturity securities, be recorded at inception of the financial asset, replacing the multiple existing impairment models under GAAP which generally require that a loss be “incurred” before it is recognized. Accordingly, the new accounting model presents operational challenges and requires the Corporation to change how it makes assumptions and estimates on loan and lease losses as well as other financial assets. The Corporation expects that the adoption of this new accounting standard will result in a combined increase of approximately $93 million in our allowance for credit losses for all applicable on-balance sheet and off-balance sheet exposures and a corresponding decrease, net of applicable income taxes, in retained earnings as of January 1, 2020. For additional information on this and other accounting standards, see Note 1, “Nature of Business and Summary of Significant Accounting Policies” to the consolidated financial statements included in Item 8 of this Form 10-K.

Other changes to financial accounting or reporting standards or interpretations, whether promulgated or required by the FASB or regulators, could also present operational challenges and could require the Corporation to change certain of the assumptions or estimates it previously used in preparing its financial statements, which could negatively impact how it records and reports its financial condition and results of operations generally and/or with respect to particular businesses. For additional information on the key areas for which assumption and estimates are used in preparing the Corporation’s financial statements, see Note 1, “Nature of Business and Summary of Significant Accounting Policies” of the consolidated financial statements included in Item 8 of this Form 10-K.

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

The goodwill impairment evaluation process requires us to make estimates and assumptions with regard to the fair value of our reporting units. Actual values may differ significantly from these estimates. Such differences could result in future impairment of goodwill that would, in turn, negatively impact our results of operations and the reporting unit to which the goodwill relates. We conducted our most recent evaluation of goodwill during the fourth quarter of 2019. As of December 31, 2019, the book value of our goodwill was $28.1 million, which was recorded at the Bank.

If an impairment determination is made in a future reporting period, our earnings and book value of goodwill will be reduced by the amount of the impairment. If an impairment loss is recorded, it will have little or no impact on the tangible book value of our Common Stock, or our regulatory capital levels, but such an impairment loss could significantly reduce the Banks’ earnings and thereby restrict the Bank’s ability to make dividend payments to us without prior regulatory approval, because Federal Reserve policy states the bank holding company dividends should be paid from current earnings.

Recognition of deferred tax assets is dependent upon the generation of future taxable income by the Bank.

As of December 31, 2019, the Corporation had a deferred tax asset of $264.8 million (net of a valuation allowance of $86.6 million, including a valuation allowance of $55.6 million against the deferred tax assets of the Corporation’s banking subsidiary FirstBank). Under Puerto Rico law, the Corporation and its subsidiaries, including FirstBank, are treated as separate taxable entities and are not entitled to file consolidated tax returns. Accordingly, to obtain a tax benefit from NOLs, a particular subsidiary must be able to demonstrate sufficient taxable income. To obtain the full benefit of the applicable deferred tax asset attributable to NOLs, FirstBank and its pass-through entities must have sufficient taxable income within the applicable carryforward period. Pursuant to the 2011 PR Code, the carryforward period for NOLs incurred during taxable years that commenced after December 31, 2004 and ended before January 1, 2013 is 12 years; for NOLs incurred during taxable years commencing after December 31, 2012, the carryover period is 10 years. Accounting for income taxes requires that companies assess whether a valuation allowance should be recorded against their deferred tax asset based on an assessment of the amount of the deferred tax asset that is more likely than not to be realized. Due to significant estimates utilized in determining the valuation allowance and the potential for changes in facts and circumstances, in the future, the Corporation may not be able to reverse the remaining valuation allowance or may need to increase its current deferred tax asset valuation allowance.

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

Fluctuations in federal, state, local and foreign taxes or a change to uncertain tax positions, including related interest and penalties, may impact the Corporation’s effective tax rate. When particular tax matters arise, a number of years may elapse before such matters are audited and finally resolved. In addition, the Puerto Rico Department of Treasury (“PRTD”), the U.S. Internal Revenue Service (“IRS”) and the tax authorities in the jurisdictions in which we operate may challenge our tax positions and we may estimate and provide for potential liabilities that may arise out of tax audits to the extent that uncertain tax positions fail to meet the recognition standard under applicable GAAP. Unfavorable resolution of any tax matter could increase the effective tax rate and could result in a material increase in our tax expense. Resolution of a tax issue may require the use of cash in the year of resolution.

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

On December 10, 2018, the Governor of Puerto Rico signed Act 257 into law to amend some of the provisions of the 2011PR Code. Act 257 introduced various changes to the current income tax regime applicable to individuals and corporations, and the sales and use taxes, which took effect on January 1, 2019, including, among others, (i) a reduction in the Puerto Rico corporate tax rate from 39% to 37.5%; (ii) an increase in the net operating and capital losses usage limitation from 80% to 90%; (iii) amendments to the provisions related to “pass-through” entities that provide that corporations that own 50% or more of a partnership will not be able to claim a current or carryover non partnership NOL deduction against a partnership distributable share; adversely impacting a tax action taken in 2017 for FirstBank Insurance under which the Corporation was previously allowed to offset pass-through income earned by FirstBank Insurance with net operating losses at the holding company level; and (iv) other limitations on certain deductions, such as meals and entertainment deductions. In the fourth quarter of 2018, the Corporation recorded a one-time charge of $9.9 million related to the remeasurement of deferred tax assets resulting from the aforementioned reduction in the corporate tax rates (net of the $5.6 million related impact in the valuation allowance).

Changes in applicable tax laws in Puerto Rico, the U.S. or other jurisdictions or tax authorities’ new interpretations could result in increases in our overall taxes and the Corporation’s financial condition or results of operations may be adversely impacted.

Our ability to use our net operating loss (NOL) carryforwards may be limited.

The Corporation has Puerto Rico, U.S. and USVI sourced NOL carryforwards. Section 382 of the U.S. Internal Revenue Code (“Section 382”) limits the ability to utilize U.S. and USVI NOLs for income tax purposes, respectively, at such jurisdictions following an event of an ownership change. Generally, an “ownership change” occurs when certain shareholders increase their aggregate ownership by more than 50 percentage points over their lowest ownership percentage over a three-year testing period. Section 1034.04(u) of the 2011 PR Code is significantly similar to Section 382. However, Act 60-2019 amended the PR Code to repeal the corporate NOL carryover limitations upon change in control for taxable years beginning after December 31, 2018.

Upon the occurrence of a Section 382 ownership change, the use of NOLs attributable to the period prior to the ownership change is subject to limitations and only a portion of the U.S. and USVI NOLs, as applicable, may be used by the Corporation to offset the annual U.S. and USVI taxable income, if any. In 2017, the Corporation completed a formal ownership change analysis within the meaning of Section 382 covering a comprehensive period, and concluded that an ownership change, for U.S. and USVI purposes only, had occurred during such period. The Section 382 limitation has resulted in higher U.S. and USVI income tax liabilities than we would have incurred in the absence of such limitation.

Furthermore, it is possible that the utilization of our U.S. and USVI NOLs could be further limited due to future changes in our stock ownership, as a result of either sales of our outstanding shares or issuances of new shares that could separately or cumulatively trigger an ownership change and, consequently, a Section 382 limitation. Any further Section 382 limitations may result in greater U.S. and USVI tax liabilities than we would incur in the absence of such a limitation and any increased liabilities could adversely affect our earnings and cash flow. We may be able to mitigate the adverse effects associated with a Section 382 limitation in the U.S. and USVI to the extent that we could credit any resulting additional U.S. and USVI tax liability against our tax liability in Puerto Rico. However, our ability to reduce our Puerto Rico tax liability through such a credit or deduction will depend on our tax profile at each annual taxable period, which is dependent on various factors.

We must respond to rapid technological changes, and these changes may be more difficult or expensive than anticipated.

If competitors introduce new products and services embodying new technologies, or if new industry standards and practices emerge, our existing product and service offerings, technology and systems may become obsolete. Furthermore, if we fail to adopt or develop new technologies or to adapt our products and services to emerging industry standards, we may lose current and future customers, which could have a material adverse effect on our business, financial condition and results of operations. The financial services industry is changing rapidly and, in order to remain competitive, we must continue to enhance and improve the functionality and features of our products, services and technologies. These changes may be more difficult or expensive to implement than we anticipate.

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

The actual rates of delinquencies, foreclosures and losses on loans have been higher during the economic slowdown in the U.S. in the late 2000s and early 2010s and in Puerto Rico since 2006. Unemployment, volatile interest rates and declines in housing prices have had a negative effect on the ability of borrowers to repay their mortgage loans. Any sustained period of increased delinquencies, foreclosures or losses could adversely affect our ability to sell loans, the prices we receive for loans, the values of mortgage loans held for sale or residual interests in securitizations, which could adversely affect our financial condition and results of operations. In addition, any additional material decline in real estate values would further weaken the loan-to-value ratios and increase the possibility of loss if a borrower defaults. In such event, we will be subject to the risk of loss on such real estate arising from borrower defaults to the extent not covered by third-party credit enhancement.

Hurricanes and other natural disaster or health epidemics events could cause a disruption in our operations or other consequences that have an adverse impact on our results of operations.

Our operations are located in regions susceptible to hurricanes and vulnerable to earthquakes and tsunamis. In the past, events such as the impact of Hurricanes Irma and Maria in 2017 have caused disruptions to our operations and have had adverse effects on our overall results of operations. At the end of December 2019 and in early January 2020, the southwestern part of Puerto Rico was struck by a series of seismic events. The largest and most damaging of these events occurred on January 7, 2020, an earthquake that had a magnitude of 6.4 on the Modified Mercalli intensity scale. This earthquake and related aftershocks damaged several structures, including residences, historical buildings, and high-rise buildings in the affected areas. However, damages to the Corporation’s facilities and OREO properties in the affected areas were minor and we do not believe that such damages would be material to our financial position. While we maintain insurance for natural disasters, including coverage for profits and extra expense, there is no protection against any disruption to the markets that we serve resulting from any such a catastrophe. Further, natural disasters in any of our market areas could adversely impact the ability of borrowers to timely repay their loans and may adversely impact the value of any collateral held by us, and the value of properties and facilities of the Corporation, other real estate owned properties, or other assets. Although on extraordinary situations, certain of our clients may also be affected for the outbreak of health epidemics that could disrupt their operations.

The severity and impact of future hurricanes, earthquakes or other natural disaster or health epidemic event are difficult to predict and may be exacerbated by global climate change. The effects of future natural disaster events could have an adverse effect on our business, financial condition or results of operations. In addition, if our borrowers are adversely affected by health epidemics, or a health crisis affects economic growth, our financial condition and results of operations could be adversely affected, despite having no direct operations in the epicenter of an epidemic.

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

The Puerto Rico Economic Activity Index (the “EDB-EAI”) in November 2019 was 121.8, an increase of 0.3% compared to November 2018, the second year-over-year consecutive positive growth after four year-over-year consecutive declines, and increased by 0.1% when compared to October 2019. The EDB-EAI is a coincident index of economic activity for Puerto Rico made up of four indicators (cement sales, gasoline consumption, electric power generation and non-farm payroll employment). The cement sales for November 2019 totaled 1.2 million 94-pound bags, an increase of 4.0% over the prior month, and an annual increase of 1.6%. Estimated gasoline consumption in November 2019 was 73.7 million gallons, a 6.0% decrease when compared with October 2019, and a decrease of 9.1% compared to the same period in 2018. Electric power generation for November 2019 totaled 1,597.6 million kilowatt-hours, an increase of 0.3% over the prior month, and an annual increase of 4.4% compared with the same period in 2018. Total non-farm payroll employment for November 2019 averaged 874,600 employees, an upturn of 0.4% compared to October 2019, and an annual increase of 0.8% compared with the same period in 2018. The seasonally adjusted unemployment rate in Puerto Rico was 8.4% in December 2019, compared to 7.9% in November 2019. The average of the labor force participation rate in Puerto Rico was 44.7% from 1990 until 2019, reaching an all-time high of 49.8% in February 2007 and a record low of 38.5% in October 2017. The New Fiscal Plan projects that inflation rates will reach 1.09%, 1.43%, 1.47%, 1.46% and 1.47% for fiscal years 2020 through 2024, respectively.

Based on information published by the Puerto Rico Treasury, the net revenues of the Puerto Rico government’s General Fund in November 2019 totaled approximately $531 million, a decrease of approximately $26 million, or 4.65%, when compared with November 2018. The net revenue to the General Fund for the first five months of the fiscal year 2019-20 (July – November) was $4.2 billion, an increase of $680 million or 19.2%, compared with the same period of the previous fiscal year.

The New Fiscal Plan approved by the PROMESA oversight board on May 9, 2019 uses a six-year horizon and projects an 8.4% decline in population over the next six years (when compared to Fiscal Year 2018), with the assumption that the low historical rate of immigration into Puerto Rico will continue. In addition, the New Fiscal Plan established an annual emergency reserve of $130 million for 10 years. The New Fiscal Plan also assumes approximately $83 billion in disaster relief funding and projects to create a temporary fiscal surplus through fiscal year 2024. The New Fiscal Plan includes and maintains a series of structural reforms in areas such as: (i) human capital and labor; (ii) ease of doing business; (iii) power sector reform; and (iv) infrastructure reform. The New Fiscal Plan projects that the $83 billion of disaster relief funding from federal and private sources will be disbursed in the reconstruction effort. It will provide funding for individuals (e.g., for the reconstruction of houses, personal expenditures related to the hurricane, such as clothing and supplies) and the public (e.g., for the reconstruction of major infrastructure, roads, and schools), and will be used to cover part of the Commonwealth of Puerto Rico’s (the “Commonwealth”) share of the cost of disaster relief funding (recipients often must match some portion of federal public assistance spend). Approximately $49 billion of the Commonwealth’s share is estimated to come from the Federal Emergency Management Administration’s Disaster Relief Fund for public assistance, hazard mitigation, mission assignments, and individual assistance. An estimated $8 billion will come from private and business insurance payouts, and $6 billion is related to other federal funding. The New Fiscal Plan includes approximately $20 billion of funding from the Community Development Block Grants Disaster Relief program (“CDBG”), of which approximately $2.4 billion is estimated to be allocated to offset the Commonwealth’s and its entities’ expected cost-share requirements. This portion of CDBG funding will go towards covering part of the approximate 10% cost share burden on expenditures attributable to the Commonwealth, the Puerto Rico Electric Power Authority (“PREPA”), Puerto Rico Aqueduct and Sewer Authority, and the Highways and Transportation Authority from fiscal year 2019 to fiscal year 2025, given statutory requirements regarding the timeline of CDBG spending. The New Fiscal Plan also allocates $1.8 billion to the Commonwealth-funded cost share, which includes $100 million per year from fiscal year 2020 to fiscal year 2025 to cover local costs in the event that fewer CDBG funds than anticipated become available.

As of December 31, 2019, the Corporation had $204.5 million of direct exposure to the Puerto Rico government, its municipalities and public corporations, compared to $214.6 million as of December 31, 2018. As of December 31, 2019, approximately $182.5 million of the exposure consisted of loans and obligations of municipalities in Puerto Rico that are supported by assigned property tax revenues and for which, in most cases, the good faith, credit and unlimited taxing power of the applicable municipality have been pledged to their repayment, compared to $191.9 million as of December 31, 2018. Approximately 76% of the Corporation’s municipality exposure consisted primarily of senior priority obligations concentrated in three of the largest municipalities in Puerto Rico. The municipalities are required by law to levy special property taxes in such amounts as are required for the payment of all of their respective general obligation bonds and notes. During the second quarter of 2019, the PROMESA oversight board announced the designation of the Commonwealth’s 78 municipalities as covered instrumentalities under PROMESA. Meanwhile, the latest fiscal plan certified by the PROMESA oversight board did not contemplate a restructuring of the debt of Puerto Rico’s municipalities but the plan did call for the gradual elimination of budgetary subsidies provided to municipalities. Furthermore, municipalities are also likely to be affected by the negative economic and other effects resulting from expense, revenue or cash management measures taken to address the Puerto Rico government’s fiscal and liquidity shortfalls, as well as measures included in fiscal plans of other government entities. In addition to municipalities, the total direct exposure also included a $13.8 million loan to an affiliate of PREPA and obligations of the Puerto Rico government, specifically bonds of the Puerto Rico Housing Finance Authority (the “PRHFA”), at an amortized cost of $8.2 million (fair value of $7.3 million as of December 31, 2019) as part of its available-for-sale investment securities portfolio.

In addition, as of December 31, 2019, the Corporation had $106.9 million in exposure to residential mortgage loans that are guaranteed by the PRHFA, compared to $112.1 million as of December 31, 2018. Residential mortgage loans guaranteed by the PRHFA are secured by the underlying properties and the guarantees serve to cover shortfalls in collateral in the event of a borrower default. The Puerto Rico government guarantees up to $75 million of the principal for all loans under the mortgage loan insurance program. According to the most recently-released audited financial statements of the PRHFA, as of June 30, 2016, the PRHFA’s mortgage loans insurance program covered loans in an aggregate of approximately $576 million. The regulations adopted by the PRHFA require the establishment of adequate reserves to guarantee the solvency of the mortgage loan insurance fund. As of June 30, 2016, the most recent date as to which information is available, the PRHFA had a restricted net position for such purposes of approximately $77.4 million.

As of December 31, 2019, the Corporation had $826.9 million of public sector deposits in Puerto Rico, compared to $677.3 million as of December 31, 2018. Approximately 37% is from municipalities and municipal agencies in Puerto Rico and 63% is from public corporations and the central government and agencies in Puerto Rico.

Further deterioration in economic activity, delays in the receipt of disaster relief funds allocated to Puerto Rico, and the potential impact on asset values resulting from past or future natural disaster events, when added to Puerto Rico’s ongoing fiscal crisis and recession, could materially adversely affect our business, financial condition, liquidity, results of operations and capital position.

Continuation of the economic slowdown and decline in the U.S. Virgin Islands could continue to harm our results of operations.

The USVI government is experiencing a number of fiscal and economic challenges that could adversely affect the ability of its public corporations and instrumentalities to service their outstanding debt obligations. Preliminary data released by the U.S. Department of Commerce, Bureau of Economic Analysis, showed that the USVI real GDP increased 1.5% in 2018 after decreasing 0.6% in 2017. In mid- February 2017, the USVI was facing a financial crisis due to a very high debt level of $2 billion and a structural budget deficit of $110 million. Despite recent improvements in general fund revenues, several challenges remain present, including the need to close the USVI government structural deficit gap, implement measures to address the solvency of the USVI government employee retirement system, and regain access to capital markets at reasonable terms. In addition, the most senior bonds of the Virgin Islands Water and Power Authority were downgraded by Moody’s to eight steps below investment grade. PROMESA does not apply to the USVI and, as such, there is currently no federal legislation permitting the restructuring of the debts of the USVI and its public corporations and instrumentalities.

To the extent that the fiscal condition of the USVI government continues to deteriorate, the U.S. Congress or the government of the USVI may enact legislation allowing for the restructuring of the financial obligations of the USVI government entities or imposing a stay on creditor remedies, including by making PROMESA applicable to the USVI.

As of December 31, 2019, the Corporation had $64.1 million in loans to USVI government instrumentalities and public corporations, compared to $55.8 million as of December 31, 2018. Of the amount outstanding as of December 31, 2019, public corporations of the USVI owed approximately $40.8 million and an independent instrumentality of the USVI government owed approximately $23.2 million. As of December 31, 2019, all loans were currently performing and up to date on principal and interest payments. The Corporation cannot predict at this time the ultimate effect that the current fiscal situation of the USVI government will have on the economic activity and the Corporation’s clients. Adverse developments in the economic activity of this region could result in adverse effects on the Corporation’s profitability and credit quality.

Difficult market conditions have affected the financial industry and may adversely affect us in the future.

Given that most of our business is in Puerto Rico and the U.S. and given the degree of interrelation between Puerto Rico’s economy and that of the U.S., we are exposed to downturns in the U.S. economy, including factors such as unemployment and underemployment levels in the U.S. and real estate valuations. The deterioration of these conditions adversely affected us in the past and, in the future, could adversely affect the credit performance of mortgage loans, and result in significant write-downs of asset values by financial institutions, including government-sponsored entities as well as major commercial banks and investment banks.

In particular, we may face the following risks:

•Our ability to assess the creditworthiness of our customers may be impaired if the models and approaches we use to select, manage, and underwrite the loans become less predictive of future behaviors.

•The models used to estimate losses inherent in the credit exposure, particularly those under the new credit loss accounting model which took effect on January 1, 2020, require difficult, subjective, and complex judgments, including forecasts of economic conditions and how these economic predictions might impair the ability of the borrowers to repay their loans, which may no longer be capable of accurate estimation and which may, in turn, impact the reliability of the models.

•Our ability to borrow from other financial institutions or to engage in sales of mortgage loans to third parties (including mortgage loan securitization transactions with government-sponsored entities and repurchase agreements) on favorable terms, or at all, could be adversely affected by further disruptions in the capital or credit markets or other events, including deteriorating investor expectations.

•Competitive dynamics in the industry could change as a result of consolidation of financial services companies in connection with current market conditions.

•Expected future regulation of our industry may increase our compliance costs and limit our ability to pursue business opportunities.

•There may be downward pressure on our stock price.

Any future deterioration of economic conditions in the U.S. and disruptions in the financial markets could adversely affect our ability to access capital, our business, financial condition and results of operations.

Uncertainty Regarding the Possible Discontinuation of LIBOR after 2021

In July 2017, the United Kingdom’s Financial Conduct Authority (the “FCA”), which regulates LIBOR, publicly announced that it intends to stop persuading or compelling banks to submit information to the administrator of LIBOR after 2021. The announcement indicates that the continuation of LIBOR on the current basis is not assured after 2021. Therefore, regulators and market participants in various jurisdictions have been working to recommend alternative rates to LIBOR for each respective currency that are compliant with the International Organization of Securities Commission’s standards for transaction-based benchmarks. In the U.S., a group of market participants convened by the Federal Reserve, the Alternative Reference Rate Committee identified the Secured Overnight Financing Rate (“SOFR”) as its recommended alternative to LIBOR. The Federal Reserve started to publish the SOFR in April 2018. The SOFR is a broad measure of the cost of overnight borrowings collateralized by Treasury securities. At this time, it is impossible to predict whether the SOFR will become an accepted alternative to LIBOR. The market transition away from LIBOR to an alternative reference rate, such as SOFR, is complex and could have a range of adverse effects on our business, financial condition and results of operations. In particular, any such transition could:

•Adversely affect the interest rates received or paid on, the revenue and expenses associated with or the value of the Corporation’s LIBOR-based assets and liabilities, which include certain variable rate loans, primarily commercial and construction loans, private label MBSs, the Corporation’s junior subordinated debentures, and certain other financial arrangements such as repurchase agreements, money market deposit accounts, and derivatives. As of December 31, 2019, the most significant of the Corporation’s LIBOR-based assets and liabilities consists of $1.7 billion of commercial and construction loans (approximately 44% of the Corporation’s commercial and construction loan portfolio), approximately $82 million of U.S. agencies debt securities and private label MBS held as part of the Corporation’s available-for-sale investment securities portfolio, $107.3 million of Puerto Rico municipalities bonds held as part of the Corporation’s held-to-maturity investment securities portfolio, and $184.2 million of junior subordinated debentures;

•Prompt inquiries or other actions from regulators in respect of the Corporation’s preparation and readiness for the replacement of LIBOR with an alternative reference rate; and

•Result in disputes, litigation or other actions with counterparties regarding the interpretation and enforceability of certain fallback language in LIBOR-based contracts.

The transition away from LIBOR to an alternative reference rate will require the transition to, or development of, appropriate systems and analytics to effectively transition the Corporation’s risk management and other processes from LIBOR-based products to those based on the applicable alternative reference rate, such as SOFR. The Corporation has developed a LIBOR Transition Working Group (“LTWG”) to define the scope and potential impact that the replacement of LIBOR will have across the Corporation's LIBOR-based assets and liabilities outstanding. The LTWG is composed by officers of the major areas affected, including: Treasury, Legal, Corporate Loans, Credit, Operations, Systems, Asset-Liability Management, Risk, Accounting, Financial Reporting, Public Relations, and Strategic Planning. The LIBOR impacted areas are developing a LIBOR Transition workplan and timetable of their areas; identifying the systems, models, and applications impacted by the transition; and the resources necessary for the transition. There can be no guarantee that these efforts will successfully mitigate the operational risks associated with the transition away from LIBOR to an alternative reference rate.

The manner and impact of the transition from LIBOR to an alternative reference rate, as well as the effect of these developments on our funding costs, loan and investment securities portfolios, asset-liability management, and business, is uncertain.

The failure of other financial institutions could adversely affect us.

Our ability to engage in routine financing transactions could be adversely affected by future failures of financial institutions and the actions and commercial soundness of other financial institutions. Financial institutions are interrelated as a result of trading, clearing, counterparty and other relationships. We have exposure to different industries and counterparties and routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, investment companies and other institutional clients. In certain of these transactions, we are required to post collateral to secure the obligations to the counterparties. In the event of a bankruptcy or insolvency proceeding involving one of such counterparties, we may experience delays in recovering the assets posted as collateral, or we may incur a loss to the extent that the counterparty was holding collateral in excess of the obligation to such counterparty or under other circumstances.

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

We and our subsidiaries are subject to extensive regulation by multiple regulatory bodies. These regulations may affect the manner and terms of delivery of our services. If we do not comply with governmental regulations, we may be subject to fines, penalties, lawsuits or material restrictions on our businesses in the jurisdiction where the violation occurred, which may adversely affect our business operations. Changes in these regulations can significantly affect the services that we are asked to provide, as well as our costs of compliance with such regulations. In addition, adverse publicity and damage to our reputation arising from the failure or perceived failure to comply with legal, regulatory or contractual requirements could adversely affect our ability to attract and retain customers.

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

These programs have subjected financial institutions to additional restrictions, oversight and costs. In addition, new proposals for legislation are periodically introduced in the U.S. Congress that, if encacted, could further substantially increase regulation of the financial services industry, impose restrictions on the operations and general ability of firms within the industry to conduct business consistent with historical practices, including in the areas of interest rates, financial product offerings and disclosures, and have an effect on bankruptcy proceedings with respect to residential real estate mortgages, among other things. Federal and state regulatory agencies also frequently adopt changes to their regulations or change the manner in which existing regulations are applied.

Regulatory uncertainty caused by financial deregulation measures proposed by the Trump administration and members of the U.S. Congress may adversely affect our business, financial condition and results of operations.

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

While the Senate is controlled by the Republican party, the Democratic party has control of the House of Representatives. In turn, whether additional financial services legislation will be enacted in the current session of Congress or signed by the president remains unclear. In the absence of legislative change, the Trump administration may seek to influence the substance of regulatory supervision through, among other things, the appointment of individuals to the Federal Reserve Board, the FDIC and the CFPB. The administration nominated, and the Senate confirmed, Jerome Powell as Chair of the Federal Reserve Board, and Randal Quarles as a Governor and new Vice Chairman for Supervision. Further, President Trump is expected to nominate persons to fill other of the Federal Reserve Board’s seven seats. In turn, the appointment of new Federal Reserve Board members may increase the likelihood that the Federal Reserve Board will modify the capital and liquidity requirements for U.S. banking organizations to levels that are more stringent than those that have been agreed upon at the international level, including the Basel Committee on Banking Supervision’s Basel III framework. The Trump administration also nominated, and the Senate confirmed, Jelena McWilliams, a former Senate Banking Committee senior staff member and banking industry executive, as Chair of the FDIC.

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

As discussed above, the Dodd-Frank Act significantly changed the regulation of financial institutions and the financial services industry. The Dodd-Frank Act includes, and the regulations developed, and to be developed, thereunder include or will include, provisions affecting large and small financial institutions alike. In addition, U.S. banking organizations, including the Corporation and FirstBank, are subject to stringent regulatory capital requirements that generally increase the amounts of capital that we need to hold, as compared to pre-Dodd-Frank Act requirements.

As of December 31, 2019, the Corporation had $178.6 million in TRuPs that are now subject to the full phase-out from Tier 1 capital under the final regulatory capital rules discussed above.

Although First BanCorp. and FirstBank were able to meet general well-capitalized capital ratios upon implementation of the requirements, and we expect both companies will continue to exceed the minimum risk-based and leverage capital ratio requirements for well-capitalized status under the current capital rules, we cannot assure that we will remain at such levels.

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

The Community Reinvestment Act, the Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations impose nondiscriminatory lending requirements on financial institutions. The U.S. Department of Justice and other federal agencies are responsible for enforcing these laws and regulations. A successful regulatory challenge to an institution's performance under the Community Reinvestment Act, the Equal Credit Opportunity Act, the Fair Housing Act or any of the other fair lending laws and regulations could result in a wide variety of sanctions, including damages and civil money penalties, injunctive relief, restrictions on mergers and acquisitions activity, restrictions on expansion and restrictions on entering new business lines. Private parties may also have the ability to challenge an institution's performance under fair lending laws in private class action litigation. Such actions could have a material adverse effect on our business, financial condition and results of operations.

We face a risk of noncompliance and enforcement action related to the Bank Secrecy Act and other anti-money laundering statutes and regulations.

The Bank Secrecy Act, the USA PATRIOT Act, and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective anti-money laundering program and file suspicious activity and currency transaction reports as appropriate. The Financial Crimes Enforcement Network is authorized to impose significant civil money penalties for violations of those requirements and has recently engaged in coordinated enforcement efforts with the individual federal banking regulators, as well as the U.S. Department of Justice’s Drug Enforcement Administration. We are also subject to increased scrutiny of our compliance with trade and economic sanctions requirements and rules enforced by OFAC. If our policies, procedures and systems are deemed deficient, we would be subject to liability, including fines and regulatory actions, which may include restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan, including our acquisition plans. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us. Any of these results could have a material adverse effect on our business, financial condition and results of operations.

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

The stock markets have frequently experienced high levels of volatility since 2008. These market fluctuations have adversely affected, and may continue to adversely affect, the trading price of our common stock. In addition, the market price of our common stock has been subject to significant fluctuations and volatility because of factors specifically related to our businesses and may continue to fluctuate or may decline.

Factors that could cause fluctuations, volatility or a decline in the market price of our common stock, many of which could be beyond our control, include the following:

•uncertainties and developments related to the resolution of the Puerto Rico government’s fiscal problems;

•any regulatory actions against us;

•changes or perceived changes in the condition, operations, results or prospects of our businesses and market assessments of these changes or perceived changes;

•announcements of strategic developments, acquisitions and other material events by us or our competitors, including any failures of banks;

•changes in governmental regulations or proposals, or new governmental regulations or proposals, affecting us;

•a continuing recession in the Puerto Rico market and a lack of growth in our other principal markets in the USVI, the BVI and the U.S.;

•the departure of key employees;

•changes in the credit, mortgage and real estate markets;

•operating results that vary from the expectations of management, securities analysts and investors;

•operating and stock price performance of companies that investors deem comparable to us;

•failure to obtain the regulatory approvals in connection with the pending acquisition of BSPR or failures to effectively complete the integration of operations and personnel of BSPR into FirstBank; and

•the public perception of the banking industry and its safety and soundness.

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

Suspension of dividends may adversely affect our stock price and could result in the expansion of our Board of Directors.

The Corporation’s ability to declare and pay dividends is dependent on certain Federal regulatory considerations, including the guidelines of the Federal Reserve Board regarding capital adequacy. If the Corporation does not pay preferred dividends in full for eighteen monthly dividend periods (whether consecutive or not), the holders of the Series A through E Preferred Stock as to which dividends have not been paid for eighteen-months, acting as a single class, will be entitled to appoint two additional members to our Board of Directors. Any member of the Board of Directors appointed by the holders of Series A through E Preferred Stock is required to vacate his or her office if the Corporation resumes the payment of dividends in full for twelve consecutive monthly dividend periods.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of February 14, 2020, First BanCorp. owned the following three main offices located in Puerto Rico:

-Headquarters – Located at First Federal Building, 1519 Ponce de León Avenue, Santurce, Puerto Rico, a 16-story office building. Approximately 51% of the building, including 100,000 square feet underground three level parking garage and an adjacent parking lot are owned by the Corporation.

-Service Center – a building located on 1130 Muñoz Rivera Avenue, Hato Rey, Puerto Rico. These facilities accommodate branch operations, First Mortgage, Collections and Loss Mitigation, data processing and administrative and certain headquarter offices. The building houses 180,000 square feet of modern facilities, over 1,000 employees from operations, the FirstBank Insurance Agency headquarters and the customer service department. In addition, it has parking for 750 vehicles and 9 training rooms, including classrooms for training tellers and a computer room for interactive trainings, as well as a spacious cafeteria for employees and customers. This facility is fully occupied by the Corporation.

-Consumer Lending Center – Within a 29,000 square feet three-story building with a three-level parking garage located at 876 Muñoz Rivera Avenue, Hato Rey, Puerto Rico. This facility is fully occupied by the Corporation. Other uses include a retail branch, Money Express, Auto Financing and Leasing and a First Insurance office, among other.

The Corporation owns 20 retail branches and 68 office premises and parking lots, and leases 50 branch premises, loan and office centers and other facilities. In certain situations, financial services such as mortgage and insurance businesses and commercial banking services are located in the same building. All of these premises are located in Puerto Rico, Florida and the USVI and the BVI. Management believes that the Corporation’s properties are well maintained and are suitable for the Corporation’s business as presently conducted.

Item 3. Legal Proceedings

Reference is made to Note 33, “Regulatory Matters, Commitments and Contingencies,” included in the Notes to consolidated financial statements in Item 8 of this Report, which is incorporated herein by reference.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Information about Market and Holders

The Corporation’s common stock is traded on the NYSE under the symbol FBP. On February 14, 2020, there were 382 holders of record of the Corporation’s common stock, not including beneficial owners whose shares are held in the name of brokers or other nominees.

On May 17, 2018, the U.S. Treasury exercised its warrant to purchase 1,285,899 shares of the Corporation’s common stock on a cashless basis resulting in the issuance of 730,571 shares of common stock.

On May 10, 2017, the U.S. Treasury announced that it sold all of its remaining 10,291,553 shares of the Corporation’s common stock. Since the U.S. Treasury did not recover the full amount of its original investment under TARP, 2,370,571 outstanding restricted shares held by the Corporation’s employees were forfeited, resulting in a reduction in the number of common shares outstanding.

Effective April 1, 2013, the Corporation’s Board of Directors determined to increase the salary amounts paid to certain executive officers, primarily by paying the increased salary amounts in the form of shares of the Corporation’s common stock issued under the Omnibus Plan, instead of cash. During 2018, the Corporation issued 268,709 shares of common stock with a weighted average market value of $6.51 as salary stock compensation. The Corporation withheld 96,377 shares from the common stock paid to certain senior officer as additional compensation to cover employee’s payroll and income tax withholding liabilities in 2018; these shares are held as treasury shares. Effective July 1, 2018, the Corporation ceased paying additional salary amounts in the form of stock in accordance with a revised executive compensation program.

In 2019, the Corporation granted 314,212 shares of restricted stock to certain executive officers, other employees, and independent directors (2018 – 407,886 shares). In connection with the vesting of restricted stock in 2019, the Corporation withheld 176,015 shares of restricted stock (2018 – 337,689 shares) to cover employee’s payroll and income tax withholding liabilities; these shares are also held as treasury shares.

As of December 31, 2019 and December 31, 2018, the Corporation had 4,744,384 and 4,554,369 shares held as treasury stock, respectively.

Dividends

On November 14, 2018, for the first time since July 2009, the Corporation’s Board of Directors, after receiving regulatory approval, declared a quarterly cash dividend of $0.03 per common share, which was paid in December 2018. Since then, the Corporation has continued to pay quarterly cash dividend on shares of common stock, and, on October 25, 2019, the Corporation declared a quarterly cash dividends of $0.05 per share, which represented a $0.02 per common share, or 67%, increase from the prior quarter’s dividend level. In addition, since December 2016, the Corporation has been making monthly dividend payments on its outstanding shares of Series A through E Preferred Stock. The Corporation intends to continue to pay monthly dividend payments on non-cumulative perpetual monthly income preferred stock and quarterly dividends on common stock. So long as any shares of preferred stock remain outstanding, we cannot declare, set apart or pay any dividends on shares of our common stock unless any accrued and unpaid dividends on our preferred stock for the twelve monthly dividend periods ending on the immediately preceding dividend payment date have been paid or are paid contemporaneously and the full monthly dividend on our preferred stock for the then month current has been or is contemporaneously declared and paid or declared and set apart for payment. As aforementioned, the Corporation is no longer required to obtain the approval of the Federal Reserve Bank before paying dividends, receiving dividends from the Bank, making payments on subordinated debt or trust preferred securities, incurring or guaranteeing debt or purchasing or redeeming any corporate stock. See the discussion under “Dividend Restrictions” under Item 1 for additional information concerning restrictions on the payment of dividends that apply to the Corporation and FirstBank.

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

Individuals that are residents of Puerto Rico are subject to an alternative minimum tax (“AMT”) on the AMT Net Income if their regular tax liability is less than the alternative minimum tax liability. The AMT applies to individual taxpayers whose AMT Net taxable income exceeds $25,000. The individual AMT rate ranges from 1% to 24% depending on the AMT Net Income. The AMT Net Income includes various categories of tax-exempt income and income subject to preferential rates as provided by the PR Code, such as dividends on the Corporation’s common stock and long-term capital gains recognized on the disposition of the Corporation’s common stock.

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

Securities authorized for issuance under equity compensation plans

The following table summarizes equity compensation plans approved by security holders and equity compensation plans that were not approved by security holders as of December 31, 2019:

			(c)
	(a)	(b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	Number of Securities to be Issued Upon Exercise of Outstanding Options, warrants and rights	Weighted Average Exercise Price of Outstanding Options, warrants and rights
Plan category

Equity compensation plans, approved by stockholders	-	$-	6,597,643 (1)
Equity compensation plans
not approved by stockholders	N/A	N/A	N/A
Total	-	$-	6,597,643

(1) Securities available for future issuance under the First BanCorp. 2008 Omnibus Incentive Plan (the "Omnibus Plan"), which was initially approved by stockholders on April 29, 2008. Most recently, on May 24, 2016, the Omnibus Plan was amended to, among other things, increase the number of shares of common stock reserved for issuance under the Omnibus Plan and extend the term of the Omnibus Plan to May 24, 2026. The Omnibus Plan provides for equity-based compensation incentives through the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, and other stock-based awards. As amended, this plan provides for the issuance of up to 14,169,807 shares of common stock, subject to adjustments for stock splits, reorganization and other similar events. As of December 31, 2019, 6,597,643 shares of Common Stock were available for future issuance under the Omnibus Plan.

Purchase of equity securities by the issuer and affiliated purchasers

No shares of stock were purchased during the fourth quarter of 2019.

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

The graph below compares the cumulative total stockholder return of First BanCorp. during the measurement period with the cumulative total return, assuming reinvestment of dividends, the S&P 500 Index and the S&P Supercom Banks Index (the “Peer Group”). The Performance Graph assumes that $100 was invested on December 31, 2014 in each of First BanCorp. common stock, the S&P 500 Index and the Peer Group. The comparisons in this table are set forth in response to SEC disclosure requirements, and are therefore not intended to forecast or be indicative of future performance of First BanCorp.’s common stock.

The cumulative total stockholder return was obtained by dividing (i) the cumulative amount of dividends per share, assuming dividend reinvestment since the measurement point, December 31, 2014 plus (ii) the change in the per share price since the measurement date, by the share price at the measurement date.

Item 6. Selected Financial Data

The following table sets forth certain selected consolidated financial data for each of the five years in the period ended December 31, 2019. This information should be read in conjunction with the audited consolidated financial statements and the related notes thereto.

SELECTED FINANCIAL DATA
	Year Ended December 31,
(In thousands, except for per share information and financial ratios)	2019	2018	2017	2016	2015
Condensed Income Statements:
Total interest income	$675,897	$624,967	$588,423	$585,292	$605,569
Total interest expense	108,816	99,854	96,872	101,174	103,303
Net interest income	567,081	525,383	491,551	484,118	502,266
Provision for loan and lease losses	40,225	59,253	144,254	86,733	172,045
Non-interest income	90,572	82,310	62,387	87,954	81,325
Non-interest expenses	378,056	357,802	347,701	355,080	383,830
Income before income taxes	239,372	190,638	61,983	130,259	27,716
Income tax expense (benefit)	71,995	(10,970)	(4,973)	37,030	6,419
Net income	167,377	201,608	66,956	93,229	21,297
Net income attributable to common stockholders	164,701	198,932	64,280	93,006	21,297
Per Common Share Results:
Net earnings per common share - basic	$0.76	$0.92	$0.30	$0.44	$0.10
Net earnings per common share - diluted	$0.76	$0.92	$0.30	$0.43	$0.10
Cash dividends declared	$0.14	$0.03	-	-	-
Average shares outstanding	216,614	215,709	213,963	212,818	211,457
Average shares outstanding - diluted	217,134	216,677	216,118	215,794	212,971
Book value per common share	$10.08	$9.25	$8.48	$8.05	$7.71
Tangible book value per common share (1)	$9.92	$9.07	$8.28	$7.83	$7.47
Dividend payout ratio (percent %)	18.41	3.25	-	-	-
Balance Sheet Data:
Total loans, including loans held for sale	$9,041,682	$8,901,309	$8,883,456	$8,936,879	$9,148,251
Allowance for loan and lease losses	155,139	192,362	231,843	205,603	240,710
Money market and investment securities	2,398,157	2,139,503	2,095,177	2,091,196	2,299,520
Goodwill and other intangible assets	35,671	38,757	42,351	46,754	50,583
Deferred tax asset, net	264,842	319,851	294,809	281,657	311,263
Total assets	12,611,266	12,243,561	12,261,268	11,922,455	12,573,019
Deposits	9,348,429	8,994,714	9,022,631	8,831,205	9,338,124
Borrowings	854,150	1,074,236	1,223,635	1,186,187	1,381,492
Total preferred equity	36,104	36,104	36,104	36,104	36,104
Total common equity	2,185,205	2,049,015	1,853,608	1,784,529	1,685,779
Accumulated other comprehensive income (loss), net of tax	6,764	(40,415)	(20,615)	(34,390)	(27,749)
Total equity	2,228,073	2,044,704	1,869,097	1,786,243	1,694,134

	Year Ended December 31,
	2019	2018	2017	2016	2015
Selected Financial Ratios (In Percent):
Profitability:
Return on Average Assets	1.34	1.65	0.56	0.75	0.17
Return on Average Total Equity	7.75	10.64	3.63	5.28	1.26
Return on Average Common Equity	7.88	10.85	3.71	5.39	1.29
Average Total Equity to Average Total Assets	17.35	15.52	15.39	14.25	13.23
Interest Rate Spread	4.38	4.15	4.07	3.88	3.94
Net Interest Margin	4.85	4.55	4.36	4.14	4.15
Interest Rate Spread - tax equivalent basis (2)	4.55	4.34	4.22	3.99	4.08
Net Interest Margin - tax equivalent basis (2)	5.02	4.74	4.51	4.25	4.30
Tangible common equity ratio (1)	17.15	16.14	14.65	14.34	12.84
Efficiency ratio (3)	57.49	58.88	62.77	62.07	65.77
Asset Quality:
Allowance for loan and lease losses to loans held
for investment	1.72	2.22	2.62	2.31	2.64
Net charge-offs to average loans (4)	0.91	1.09	1.33	1.37	1.68
Provision for loan and lease losses to net
charge-offs	49.39	62.55	122.23	71.19	111.91
Non-performing assets to total assets (4)	2.52	3.81	5.31	6.16	4.85
Nonaccrual loans held for investment to total
loans held for investment (4)	2.34	3.57	5.53	6.30	4.86
Allowance to total nonaccrual loans held
for investment	73.64	62.15	47.36	36.71	54.36
Allowance to total nonaccrual loans held for
investment, excluding residential real estate loans	173.81	116.41	74.48	51.50	87.92
Other Information:
Common stock price: End of period	$10.59	$8.60	$5.10	$6.61	$3.25
___________

(1)Non-GAAP financial measures (as defined below). Refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) – Risk Management – Capital” below for additional information about the components and a reconciliation of these measures.

(2)On a tax-equivalent basis and excluding the changes in the fair value of derivative instruments (see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) – Results of Operations – Net Interest Income" below for a reconciliation of these non-GAAP financial measures).

(3)Non-interest expenses to the sum of net interest income and non-interest income.

(4)Loans used in the denominator in calculating each of these ratios include purchased credit-impaired (“PCI”) loans. However, the Corporation separately tracks and reports PCI loans and excludes these from nonaccrual loan and non-performing asset amounts.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A)

The following MD&A relates to the accompanying audited consolidated financial statements of First BanCorp. (the “Corporation” or “First BanCorp.”) and should be read in conjunction with such financial statements and the notes thereto. This section also presents certain financial measures that are not based on generally accepted accounting principles in the United States (“GAAP”). See “ Basis of Presentation” below for information about why the non-GAAP financial measures are being presented and the reconciliation of the non-GAAP financial measures for which the reconciliation is not presented earlier.

Description of Business

First BanCorp. is a diversified financial holding company headquartered in San Juan, Puerto Rico offering a full range of financial products to consumers and commercial customers through various subsidiaries. First BanCorp. is the holding company of FirstBank Puerto Rico (“FirstBank” or the “Bank”) and FirstBank Insurance Agency. Through its wholly-owned subsidiaries, the Corporation operates in Puerto Rico, the United States Virgin Islands (the “USVI”) and British Virgin Islands (the “BVI”), and the state of Florida, concentrating on commercial banking, residential mortgage loans, finance leases, credit cards, personal loans, small loans, auto loans, and insurance agency activities.

POTENTIAL ACQUISITION OF BSPR

On October 21, 2019, the Corporation announced the signing of a stock purchase agreement for FirstBank to acquire Santander BanCorp, the holding company of Banco Santander Puerto Rico (“BSPR”). The purchase price is based on a formula set forth in the stock purchase agreement and is subject to adjustment based on Santander BanCorp’s consolidated balance sheet as of the closing date of the acquisition (the “Closing”). Using Santander BanCorp’s consolidated balance sheet as of September 30, 2019, the purchase price would be a base amount of $440 million (which equals 117.5% of Santander BanCorp's core tangible common equity of $375 million as of September 30, 2019 and a $65 million premium on core tangible common equity) plus $815 million (which equals 100% of the deemed excess capital of Santander BanCorp as of September 30, 2019 and does not reflect any premium on that excess capital). The transaction is structured as an all-cash acquisition of all of the issued and outstanding common stock of Santander Bancorp, the sole shareholder of BSPR, immediately followed by the merger of BSPR and its holding company into FirstBank, with FirstBank being the surviving entity. As part of the transaction, FirstBank will also acquire the operations of Santander Insurance Agency, Inc. a wholly owned subsidiary of BSPR.

As of September 30, 2019, Santander BanCorp had $6.2 billion of assets, $3.0 billion of loans, and $4.9 billion of deposits and operated a branch network of 27 locations spanning 15 municipalities across Puerto Rico. As part of the transaction, FirstBank will not assume any of BSPR’s non-performing assets or Santander Asset Management, LLC, a limited liability company organized under the laws of the Commonwealth of Puerto Rico and a direct wholly owned subsidiary of BSPR. The Corporation believes that the acquisition will significantly improve its scale and competitiveness in Puerto Rico, while enhancing its funding and risk profile and expanding its talent bench across retail, commercial business banking, and risk management functions. In addition, the Corporation believes the acquisition will result in cost savings and other potential synergies.

The stock purchase agreement has been unanimously approved by the Corporation’s and FirstBank’s Boards of Directors. The transaction is subject to the satisfaction of customary closing conditions, including receipt of all required regulatory approvals, and is expected to close in the middle of 2020. The Corporation expects to incur restructuring charges of approximately $76 million, 50% of which have been incurred or be expected to be incurred at closing with the remainder of the charges to be incurred in 2021. As of December 31, 2019, the Corporation had incurred approximately $11.4 million in merger and restructuring costs in connection with the pending acquisition of BSPR. Refer to Part I. Item 1 – “Business – Significant Events Since the Beginning of 2019” of this Form 10-K for additional information.

EXECUTIVE Overview of Results of Operations

First BanCorp.'s results of operations depend primarily on its net interest income, which is the difference between the interest income earned on its interest-earning assets, including investment securities and loans, and the interest expense incurred on its interest-bearing liabilities, including deposits and borrowings. Net interest income is affected by various factors, including: the interest rate environment; the volumes, mix and composition of interest-earning assets and interest-bearing liabilities; and the re-pricing characteristics of these assets and liabilities. The Corporation's results of operations also depend on the provision for loan and lease losses, non-interest expenses (such as personnel, occupancy, the deposit insurance premium and other costs), non-interest income (mainly service charges and fees on deposits, and insurance income), gains (losses) on sales of investments, gains (losses) on mortgage banking activities, and income taxes.

The Corporation had net income of $167.4 million, or $0.76 per diluted common share, for the year ended December 31, 2019, compared to a $201.6 million, or $0.92 per diluted common share and $67.0 million, or $0.30 per diluted common share, for the years ended December 31, 2018 and 2017, respectively.

The key drivers of the Corporation’s GAAP financial results for the year ended December 31, 2019 and 2018, include the following:

•Net interest income for the year ended December 31, 2019 was $567.1 million compared to $525.4 million and $491.6 million for the years ended December 31, 2018 and 2017, respectively. The increase for 2019 compared to 2018 was driven primarily by: (i) a $34.4 million increase in interest income on consumer loans, mainly due to a $308.9 million increase in the average balance of this portfolio, primarily due to growth in the average balance of auto loans, finance leases, and personal loans; and (ii) a $22.0 million increase in interest income on commercial and construction loans, primarily due to both growth in the average balance of the performing commercial portfolio and higher short-term market interest rates during 2019 compared to 2018 levels, which was reflected in both the upward repricing of variable-rate commercial loans and higher yields on new loan originations, particularly during the first half of 2019 and the second half of 2018. In addition, interest income on commercial and construction loans in 2019 included a $3.0 million accelerated discount accretion from the payoff of an acquired commercial mortgage loan.

These increases were partially offset by: (i) a $9.2 million increase in total interest expense, driven by the effect of higher market interest rates on retail certificates of deposit (“CDs”) and savings deposits; and (ii) a $7.0 million decrease in interest income on residential mortgage loans, mainly due to a $135.8 million decrease in the average balance of this portfolio.

The net interest margin increased to 4.85% for the year ended December 31, 2019, compared to 4.55% for 2018, primarily related to higher loan yields, an improved funding mix, driven by an increase in the proportion of interest-earning assets funded by a growth in non-interest-bearing deposits, and an increase in the proportion of higher yielding loans, such as consumer loans, to total interest-earning assets. The average balance of non-interest bearing deposits increased by $155.8 million to $2.4 billion for 2019, compared to $2.2 billion for 2018.

The increase for 2018 compared to 2017 was primarily driven by: (i) a $17.2 million increase in interest income on commercial and construction loans, primarily associated with the upward repricing of variable-rate commercial loans; (ii) a $9.1 million increase in interest income on investment securities, primarily due to the gradual reinvestment of cash balances and proceeds from maturing debt securities into higher-yielding United States (“U.S.”) agencies debt securities and mortgage-backed securities (“MBS”); (iii) a $7.5 million increase in interest income on consumer loans, mainly due to a $77.8 million increase in the average balance of this portfolio, primarily auto loans and finance leases; and (iv) a $6.5 million increase in interest income from interest-bearing cash balances, primarily deposits maintained at the Federal Reserve Bank of New York (the “New York Fed”), due to both a higher average balance and increases in the Federal Funds target rate.

These variances were partially offset by: (i) a $3.7 million decrease in interest income on residential mortgage loans, primarily associated with an $81.2 million decrease in the average balance of this portfolio; and (ii) a $2.7 million increase in total interest expense, driven by an increase in the use of long-term Federal Home Loan Bank (“FHLB”) advances during 2018 and higher market interest rates on the cost of retail CDs and commercial money market accounts tied to variable short-term interest rates, partially offset by a $480.3 million decrease in the average balance of brokered CDs.

•The provision for loan and lease losses for the year ended December 31, 2019 was $40.2 million compared to $59.3 million and $144.3 million for the years ended December 31, 2018 and 2017, respectively. For the years ended December 31, 2019 and 2018, the Corporation recognized a net loan loss reserve release of $6.4 million and $16.9 million, respectively, in connection with revised estimates of the qualitative reserves associated with the effects of Hurricanes Irma and Maria, compared to hurricane-related charges to the provision of $71.3 million recorded for the year ended December 31, 2017. On a non-GAAP basis, excluding the aforementioned effects of the hurricane-related qualitative reserve, the adjusted provision for loan and lease losses for 2019 was $46.7 million compared to $76.2 million and $73.0 million for 2018 and 2017, respectively. The decrease in the adjusted provision for loan and lease losses for 2019 compared to 2018 was primarily driven by a $13.5 million adjusted net loan loss reserve release for commercial and construction loans in 2019, compared to a $29.8 million adjusted charge to the provision in 2018, a positive variance of $43.3 million. The adjusted net loan loss reserve release for commercial and construction loans in 2019 was driven by lower historical loss rates, the upgrade in the credit risk classification of certain commercial loans, the early payoff of two large criticized commercial mortgage loans, and qualitative adjustments to account for developments in non-performing loans resolution strategies. In contrast, the provision for 2018 reflects, among other things, the effect of charges amounting to $22.3 million related to developments in non-performing commercial loans resolution strategies, including $15.7 million related to nonaccrual commercial and construction loans transferred to held for sale in 2018. The aforementioned positive variance was partially offset by a $13.2 million increase in the adjusted provision for consumer loans and a $0.5 million increase in the adjusted provision for residential mortgage loans.

The increase in the adjusted provision for loan and lease losses for 2018 compared to 2017 was primarily driven by a $26.2 million increase in the adjusted provision for loan and lease losses for commercial and construction loans, driven by the aforementioned charges of $22.3 million related to developments in non-performing loans resolution strategies, partially offset by a $22.6 million decrease in the adjusted provision for residential mortgage loans, primarily reflecting a decline in charge-offs, nonaccrual and delinquent loan levels, and the overall decrease in the size of this portfolio.

See “Basis of Presentation” below for additional information and reconciliation of the provision for loan and lease losses in accordance with GAAP to the non-GAAP adjusted provision for loan and lease losses.

Net charge-offs totaled $81.4 million for the year ended December 31, 2019, or 0.91% of average loans, a decrease of $13.3 million, compared to net charge-offs of $94.7 million, or 1.09% of average loans, for 2018 and $118.0 million, or 1.33% of average loans, for 2017. The decrease in 2019 compared to 2018 reflects a $13.8 million decrease in net charge-offs taken on commercial and construction loans and a $1.3 million decrease in net charge-offs on residential mortgage loans, partially offset by a $1.8 million increase in net charge-offs on consumer loans. The decrease in net charge-offs on commercial and construction loans was primarily related to the effect in 2018 of charge-offs totaling $22.2 million associated with the transfer to held for sale of $74.4 million in nonaccrual commercial and construction loan, partially offset by a $5.5 million decrease in commercial and construction loan loss recoveries during 2019.

The decrease in net charge-offs in 2018 compared to 2017 reflects a $24.0 million decrease in net charge-offs taken on commercial and construction loans and a $4.4 million decrease in net charge-offs on residential mortgage loans, partially offset by a $5.1 million increase in net charge-offs on consumer loans. During 2018, the Corporation recorded a loan loss recovery of $7.4 million on the payoff of a commercial mortgage loan that had been restructured in a troubled debt restructuring (“TDR”) compared to charge-offs of $27.3 million taken on that loan in 2017. In addition, there was a $10.7 million decrease associated with the charge-off taken on the sale of the commercial loan of the Puerto Rico Electric Power Authority (“PREPA”) in 2017. These variances were partially offset by the effect in 2018 of the aforementioned charge offs of $22.2 million taken on nonaccrual commercial and construction loans transferred to held for sale. See “Results of Operations – Provision for Loan and Lease Losses” and “Risk Management – Allowance for Loan and Lease Losses and Non-Performing Assets” below for analyses of the allowance for loan and lease losses and non-performing assets and related ratios.

•The Corporation recorded non-interest income of $90.6 million for the year ended December 31, 2019 compared to $82.3 million and $62.4 million for the years ended December 31, 2018 and 2017, respectively. The increase for 2019 compared to 2018 was primarily driven by: (i) a $5.1 million positive variance related to sales of nonaccrual commercial and construction loans held for sale resulting from the recognition by the Corporation of a $2.3 million net gain on the sales of approximately $11.4 million in nonaccrual commercial loans held for sale in 2019 compared to a net loss of $2.8 million recorded on the sales of approximately $61.9 million in nonaccrual commercial construction loans held for sale in 2018; (ii) a $2.6 million increase in transaction fee income from credit and debit cards, as well as merchant-related activities, due to higher transaction volumes; (iii) a $2.2 million increase in service charges on deposits, primarily related to the increase in fees on returned items and overdraft transactions, as well as an increase in the number of cash management transactions of commercial clients; and (iv) a $1.8 million increase in insurance commission income. These variances were partially offset by: (i) the effect in 2018 of a $2.3 million gain recorded on the repurchase and cancellation of $23.8 million in trust-preferred securities (“TRuPs”); and (ii) a $0.5 million other-than-temporary impairment (“OTTI”) charge on private label MBS recorded in 2019.

The increase for 2018 compared to 2017 was primarily driven by: (i) the effect in 2017 of a $12.2 million OTTI charge on three Puerto Rico Government debt securities, specifically bonds of the Government Development Bank for Puerto Rico (“GDB”) and the Puerto Rico Public Buildings Authority; (ii) a $3.7 million increase in revenues from mortgage banking activities, driven by adjustments recorded in 2018 that reduced the valuation allowance of mortgage servicing rights and higher servicing fees; (iii) a $3.6 million increase in fee-based income from automated teller machines (“ATMs”), point of sale (“POS”), credit and debit cards, and merchant-related activities; and (iv) a $1.2 million increase in gains from sales of fixed assets, primarily assets of relocated or closed banking branches in Florida and Puerto Rico. These variances were partially offset by a $2.8 million net loss recorded on sales of nonaccrual commercial and construction loans held for sale completed in 2018.

•Non-interest expenses for 2019 were $378.1 million compared to $357.8 million and $347.7 million for 2018 and 2017, respectively. The increase for 2019 compared to 2018 was primarily driven by: (i) merger and restructuring costs incurred in 2019 amounting to $11.4 million in connection with the pending acquisition of BSPR; (ii) a $5.2 million increase in occupancy and equipment expenses, primarily related to higher depreciation and amortization expenses in connection with enhancements to technology infrastructure; (iii) a $2.9 million increase in employees’ compensation and benefits, primarily related to salary merit increases and other adjustments related to the annual salary review process, a higher headcount and an increase in contributions to the employees’ retirement plan; and (iv) a $2.4 million increase in professional service fees, mainly due to an increase in outsourced technology service fees. These variances were partially offset by a $2.6 million decrease in the Federal Deposit Insurance Corporation (“FDIC”) insurance premium expense, reflecting, among other things, the effect of improved earnings trends and reductions in brokered CDs.

The increase for 2018 compared to 2017 was primarily driven by: (i) a $7.6 million increase in employees’ compensation and benefit expenses reflecting, among other things, salary merit increases and adjustments related to the Corporation’s annual salary review process, higher headcount, and an increase in the Bank’s matching contribution to the employees’ retirement plans; (ii) a $3.5 million increase in losses from other real estate owned (“OREO”) operations reflecting, among other things, a $2.1 million increase in adverse fair value adjustments to the value of OREO properties and a $1.3 million increase in OREO operating expenses, including taxes, insurance and maintenance fees; (iii) a $2.3 million increase in business promotion expenses, primarily due to increased advertising, marketing, promotions and sponsorship-related activities during 2018; and (iv) a $1.3 million increase in occupancy and equipment costs, primarily due to hurricane-related expenses incurred in 2018 associated with repairs and security matters. These variances were partially offset by a $4.8 million decrease in the FDIC insurance premium expense due to, among other things, improved earnings trends, reduction in brokered CDs, and higher liquidity levels tied to the growth in non-interest bearing deposits.

•For the year ended December 31, 2019, the Corporation recorded an income tax expense of $72.0 million compared to an income tax benefit of $11.0 million for 2018 and an income tax benefit of $5.0 million for 2017. The variances reflect, among other things, the effect in 2018 of a $63.2 million benefit related to a partial reversal of the deferred tax asset valuation allowance, partially offset by a one-time charge of $9.9 million associated with the remeasurement of deferred tax assets resulting from the enactment of the Puerto Rico Tax Reform Act of 2018 (“Act 257”) (net of the $5.6 million related impact in the valuation allowance), and a higher proportion of taxable to exempt income in 2019. The income tax benefit recorded in 2017 reflects the effect of the tax benefit related to hurricane-related charges to the provision for loan and lease losses and a $13.2 million tax benefit recorded as a result of the change in tax status of certain subsidiaries from taxable corporations to limited liability companies that elected to be treated as partnerships for income tax purposes in Puerto Rico. As of December 31, 2019, the Corporation had a deferred tax asset of $264.8 million (net of a valuation allowance of $86.6 million, including a valuation allowance of $55.6 million against the deferred tax assets of the Corporation’s banking subsidiary, FirstBank), compared to a net deferred tax asset of $319.9 million as of December 31, 2018 (net of a valuation allowance of $100.7 million, including a valuation allowance of $68.1 million against the deferred tax assets of the Corporation’s banking subsidiary, FirstBank). See “Results of Operations – Income Taxes” below for additional information.

•As of December 31, 2019, total assets were approximately $12.6 billion, an increase of $367.7 million from December 31, 2018. The increase was primarily related to: (i) a $168.5 million increase in total investment securities, driven by purchases of $750.5 million of U.S. agencies MBS and bonds and a $47.2 million increase in the fair value of available-for sale investment securities primarily attributable to changes in market interest rates, partially offset by $371.3 million of U.S. agencies bonds that matured or were called prior to maturity, prepayments of $239.2 million of U.S. agencies MBS and bonds, and a $7.8 million decrease in investment in FHLB stock; (ii) a $140.4 million increase in total loans; (iii) a $61.3 million increase related to the recognition of a right-of-use asset for operating leases in accordance with the adoption of Accounting Standards Update No. (“ASU”) 2016-02, “Leases (Topic 842)” (“ASU 2016-02”) in the first quarter of 2019; and (iv) a $57.9 million increase in cash and cash equivalents. The $140.4 million increase in total loans reflects a growth of $109.9 million in the Puerto Rico region and $45.3 million in the Florida region, partially offset by a $14.8 million decrease in the Virgin Islands region. On a portfolio basis, the increase consisted of growth of $336.9 million in consumer loans, and $20.5 million in commercial and construction loans, partially offset by a $217.0 million decrease in the residential mortgage loan portfolio. The increase in commercial and construction loans was achieved despite the early repayment of certain large criticized commercial mortgage loans and a $95.8 million decrease in nonaccrual commercial and construction loans.

The aforementioned increases were partially offset by a $55.0 million decrease in the net deferred tax asset and a $29.8 million decrease in the OREO portfolio balance. See “Financial Condition and Operating Data Analysis” below for additional information.

•As of December 31, 2019, total liabilities were $10.4 billion, an increase of $184.3 million from December 31, 2018. The increase was mainly due to a $312.8 million increase in non-government deposits, excluding brokered CDs, a $161.4 million increase in government deposits, and a $64.3 million increase related to the effect of the liability for operating leases recorded in connection with the adoption of ASU 2016-02 in 2019. These increases were partially offset by a $170.0 million decrease in FHLB advances, primarily related to the approximately $205.0 million of FHLB advances that matured during the fourth quarter of 2019, the repayment at maturity of a $50.1 million short-term repurchase agreement, and a $120.6 million decrease in brokered CDs. See “Risk Management – Liquidity Risk and Capital Adequacy” below for additional information about the Corporation’s funding sources.

•As of December 31, 2019, the Corporation’s stockholders’ equity was $2.2 billion, an increase of $183.4 million from December 31, 2018. The increase was mainly driven by the earnings generated in 2019 and a $47.2 million increase in the fair value of available-for-sale investment securities recorded as part of Other comprehensive income, partially offset by common and preferred stock dividends declared in 2019 totaling $33.2 million. The Corporation’s Total Capital, Common Equity Tier 1 Capital, Tier 1 Capital and Leverage ratios were 25.22%, 21.60%, 22.00%, and 16.15%, respectively, as of December 31, 2019, compared to Total Capital, Common Equity Tier 1 Capital, Tier 1 Capital and Leverage ratios of 24.00%, 20.30%, 20.71%, and 15.37%, respectively, as of December 31, 2018. See “Risk Management – Capital” below for additional information.

•Total loan production, including purchases, refinancings, renewals and draws from existing revolving and non-revolving commitments, but excluding the utilization activity on outstanding credit cards, was $3.9 billion, $3.1 billion, and $2.9 billion for the years ended December 31, 2019, 2018, and 2017, respectively. The increase primarily resulted from a $678.7 million increase in commercial and construction loan originations, including both an increase in new loan originations in the Puerto Rico and Florida regions as well as a higher dollar amount of refinancings and renewals in 2019, and a $158.0 million increase in consumer loan originations. Total loan originations increased by $608.9 million in the Puerto Rico region, $165.3 million in the Florida region, and $21.8 million in the Virgin Islands region.

The increase in 2018 as compared to 2017 consisted of a $304.4 million increase in total loan originations in the Puerto Rico region, including an increase of $237.6 million in consumer loan originations, and a $26.9 million increase in total loan originations in the Virgin Islands region, partially offset by a $92.4 million decrease in total loan originations in the Florida region, primarily reflected in lower residential mortgage loan originations.

•Total non-performing assets were $317.4 million as of December 31, 2019, a decrease of $149.7 million from December 31, 2018. The decrease was primarily attributable to: (i) the repayment of a $31.5 million nonaccrual commercial mortgage loan in the Florida region, the largest nonaccrual loan in the portfolio; (ii) a $12.9 million reduction related to the split loan restructuring of a commercial mortgage loan in the Puerto Rico region; (iii) charge-offs on nonaccrual commercial and constructions loans amounting to $22.0 million, including a charge-off of $11.4 million on the aforementioned nonaccrual commercial mortgage loan repaid in the Florida region; (iv) a $25.9 million decrease in nonaccrual residential mortgage loans; (v) sales and repayments of nonaccrual commercial and construction loans held for sale totaling $16.1 million during 2019; and (vi) additional collections on nonaccrual commercial and construction loans of approximately $14.8 million during 2019. In addition, there was a $29.8 million decrease in the balance of the OREO properties portfolio, including as a result of the sale of a $10.8 million commercial OREO property in the third quarter of 2019. See “Risk Management – Non-Accrual Loans and Non-Performing Assets” below for additional information.

•Adversely classified commercial and construction loans, including loans held for sale, decreased by $135.5 million to $220.5 million as of December 31, 2019, compared to $356.0 million as of December 31, 2018. The decrease was driven by the aforementioned payoff of a $31.5 million nonaccrual commercial mortgage loan in the Florida region, the upgrade in the credit risk classification of several commercial loans totaling $45.3 million, charge-offs, collections, and the aforementioned reduction of $16.1 million related to sales and repayments of nonaccrual loans held for sale.

The Corporation’s financial results for 2019, 2018 and 2017 included the following items that management believes are not reflective of core operating performance, are not expected to reoccur with any regularity or may reoccur at uncertain times and in uncertain amounts (the “Special Items”):

Year ended December 31, 2019

•Merger and restructuring costs of $11.4 million ($7.2 million after-tax) in connection with the stock purchase agreement with Santander Holdings USA, Inc., to acquire BSPR and related restructuring initiatives. Merger and restructuring costs primarily included advisory, legal, valuation, and other professional service fees associated with the pending acquisition of BSPR, as well as a $3.4 million charge related to a voluntary separation program (the “VSP”) offered to eligible employees at FirstBank during the fourth quarter of 2019 in connection with initiatives to capitalize on expected operational efficiencies from the acquisition. A total of 56 employees elected to participate in the VSP on or before December 6, 2019, the due date established for participation in the program, which represented a participation rate of 53% of eligible employees, with employment separations to occur no later than February 29, 2020. Annual savings as a result of the VSP are expected to be approximately $2 million.

•A $3.0 million ($1.8 million after-tax) positive effect in earnings related to the accelerated discount accretion from the payoff of an acquired commercial mortgage loan.

•Net loan loss reserve release of $6.4 million ($4.0 million after-tax) in connection with revised estimates of the qualitative reserves associated with the effects of Hurricanes Irma and Maria, primarily related to consumer and commercial loans. See “Results of Operations – Provision for Loan and Lease Losses” below for additional information.

•Benefit of $1.9 million ($1.2 million after-tax) resulting from hurricane-related insurance recoveries related to repairs and maintenance costs, and impairments associated with facilities in the Virgin Islands.

•Expense recovery of $2.3 million recorded related to an employee retention benefit payment (the “Benefit”) received by the Bank by virtue of the Disaster Tax Relief and Airport Extension Act of 2017, as amended (the “Disaster Tax Relief Act”). The Benefit was recorded as an offset to employees’ compensation and benefits expenses and is not treated as taxable income by virtue of the Disaster Tax Relief Act.

•A $0.5 million OTTI charge on private label MBS recorded in the tax-exempt international banking entity subsidiary.

Year ended December 31, 2018

•Tax benefit of $63.2 million resulting from the partial reversal of the Corporation’s deferred tax asset valuation allowance.

•One-time charge to the income tax expense of $9.9 million related to the enactment of the Puerto Rico Tax Reform of 2018, specifically in connection with the reduction of the Corporation’s deferred tax assets as a result of the decrease in the maximum corporate tax rate in Puerto Rico from 39% to 37.5%.

•Net loan loss reserve release of $16.9 million ($10.3 million after-tax) in connection with revised estimates of the qualitative reserves associated with the effects of Hurricanes Maria and Irma.

•Hurricane-related expenses of $2.8 million ($1.7 million after-tax).

•Gain of $0.5 million ($0.3 million after-tax) resulting from hurricane-related insurance proceeds in excess of fixed-asset impairment charges.

•A $50 thousand OTTI charge on private label MBS and a $34 thousand loss on sales of investment securities, both charges recorded in the tax-exempt international banking entity subsidiary.

•Gain of $2.3 million on the repurchase and cancellation of $23.8 million in TRuPs, reflected in the consolidated statement of income as “Gain on early extinguishment of debt.” The gain, realized at the holding company level, had no effect on the income tax expense in 2018. See “Results of Operation - Non-Interest Income” below for additional information.

Year ended December 31, 2017

•Tax benefit of $13.2 million associated with the change in tax status of certain subsidiaries from taxable corporations to limited liability companies that made an election to be treated as partnerships for income tax purposes in Puerto Rico. See “Income Taxes” discussion below for additional information.

•Charge to the provision for loan and lease losses of $71.3 million ($43.5 million after-tax) related to the estimate of inherent losses resulting from the effects of Hurricanes Irma and Maria.

•Hurricane-related expenses of $2.5 million ($1.6 million after-tax).

•Expected insurance recoveries of $1.8 million for compensation and rental costs that the Corporation incurred when Hurricanes Maria and Irma precluded employees from working in 2017.

•OTTI charge of $12.2 million and a $0.4 million recovery of previously recorded OTTI charges on non-performing bonds of the GDB and the Puerto Rico Public Buildings Authority sold in 2017. No tax benefit was recognized for the OTTI charge and the recovery on the sale of the bonds.

•Gain of $1.4 million on the repurchase and cancellation of $7.3 million in trust-preferred securities, reflected in the consolidated statements of income as “Gain on early extinguishment of debt.” The gain, realized at the holding company level, had no effect on the income tax expense in 2017.

•Costs of $0.4 million associated with the secondary offerings of the Corporation’s common stock by certain of our existing stockholders in 2017. The costs, incurred at the holding company level, had no effect on the income tax expense in 2017.

The following table reconciles for 2019, 2018, and 2017 the reported net income to adjusted net income, a non-GAAP financial measure that excludes the Special Items identified above:

	Year Ended December 31,
	2019	2018	2017
(In thousands)
Net income, as reported (GAAP)	$167,377	$201,608	$66,956
Adjustments:
Merger and restructuring costs	11,442	-	-
Accelerated discount accretion due to early payoff of acquired loan	(2,953)	-	-
Partial reversal of deferred tax asset valuation allowance	-	(63,228)	-
Remeasurement of deferred tax assets due to changes in enacted tax rates (1)	-	9,892	-
Income tax benefit related to change in tax-status of certain subsidiaries	-	-	(13,161)
Hurricane-related loan loss reserve (release) provision	(6,425)	(16,943)	71,304
Hurricane-related expenses	-	2,783	2,544
Benefit from hurricane-related insurance recoveries	(1,926)	(478)	-
Expected insurance recoveries associated with hurricane-related idle time
payroll and rental costs	-	-	(1,819)
Employee retention benefit - Disaster Tax Relief and Airport Extension
Act of 2017	(2,317)	-	-
Loss on sale of investment securities	-	34	-
OTTI on debt securities	497	50	12,231
Recovery of previously recorded OTTI charges on Puerto Rico
government debt securities sold	-	-	(371)
Gain on early extinguishment of debt	-	(2,316)	(1,391)
Secondary offering costs	-	-	392
Income tax impact of adjustments (2)	(52)	5,708	(28,800)
Adjusted net income (Non-GAAP)	$165,643	$137,110	$107,885

(1)Net of the $5.6 million related impact in the valuation allowance.

(2)See "Basis of Presentation" below for the individual tax impact related to reconciling items.

Critical Accounting Policies and Practices

The accounting principles of the Corporation and the methods of applying these principles conform to GAAP. The Corporation’s critical accounting policies relate to: 1) the allowance for loan and lease losses; 2) OTTI; 3) income taxes; 4) the classification and values of financial instruments; and 5) income recognition on loans. These critical accounting policies involve judgments, estimates and assumptions made by management that affect the amounts recorded for assets, liabilities and contingent liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from estimates, if different assumptions or conditions prevail. Certain determinations inherently require greater reliance on the use of estimates, assumptions, and judgments and, as such, have a greater possibility of producing results that could be materially different than those originally reported.

Allowance for Loan and Lease Losses

The Corporation maintains the allowance for loan and lease losses at a level considered adequate to absorb incurred losses that are considered to be inherent in the loan and lease portfolio at that time. The Corporation does not maintain an allowance for held-for-sale loans or PCI loans that are performing in accordance with or better than expectations as of the date of acquisition, as the fair value of these loans already reflect a credit component. The allowance for loan and lease losses provides for probable incurred losses that have been identified with specific valuation allowances for individually evaluated impaired loans and for probable incurred losses believed to be inherent in the loan portfolio that have not been specifically identified. The determination of the allowance for loan and lease losses requires significant estimates, including with respect to the timing and amounts of expected future cash flows on impaired loans, consideration of current economic conditions and business strategies, and historical loss experience pertaining to the portfolios and pools of homogeneous loans, all of which may be susceptible to change. As of January 1, 2020, the Corporation will begin estimating credit losses on loans and debt securities in accordance with a new accounting standard. See “Accounting For Financial Instruments – Credit Losses” below.

The Corporation evaluates the need for changes to the allowance by portfolio loan segments and classes of loans within certain of those portfolio segments. The Corporation combines loans with similar credit risk characteristics into the following portfolio segments: commercial mortgage, construction, commercial and industrial, residential mortgage, and consumer loans. Classes are usually disaggregations of the portfolio segments. The classes within the residential mortgage segment are residential mortgages guaranteed by the U.S. government and other residential loans. The classes within the consumer portfolio are auto loans, finance leases, and other consumer loans. Other consumer loans mainly include unsecured personal loans, credit cards, home equity lines, lines of credits, and boat loans. The classes within the construction loan portfolio are land loans, construction of commercial projects, and construction of residential projects. The commercial mortgage and commercial and industrial segments are not further segmented into classes. The adequacy of the allowance for loan and lease losses is based on judgments related to the credit quality of each portfolio segment. These judgments consider ongoing evaluations of each portfolio segment, including such factors as the economic risks associated with each loan class, the financial condition of specific borrowers, the geography (Puerto Rico, Florida or the Virgin Islands), the level of delinquent loans, historical loss experience, the value of any collateral and, where applicable, the existence of any guarantees or other documented support. In addition to the general economic conditions and other factors described above, additional factors considered include the internal risk ratings assigned to loans. An internal risk rating is assigned to each commercial and construction loan at the time of approval and is subject to subsequent periodic review by the Corporation's senior management. The allowance for loan and lease losses is reviewed on a quarterly basis as part of the Corporation’s continued evaluation of its asset quality.

The allowance for loan and lease losses is increased through a provision for credit losses that is charged to earnings, based on the quarterly evaluation of the factors previously mentioned, and is reduced by charge-offs, net of recoveries.

The allowance for loan and lease losses consists of specific reserves based upon valuations of loans considered to be impaired and general reserves. A specific valuation allowance is established for individual impaired loans in the commercial mortgage, construction, and commercial and industrial portfolios and certain boat loans, residential mortgage loans, and home equity lines of credit, primarily when the collateral value of the loan (if the impaired loan is determined to be collateral dependent) or the present value of the expected future cash flows discounted at the loan’s effective rate is lower than the carrying amount of that loan. The loans within the commercial mortgage, construction, commercial and industrial portfolios, and boat loans of $1 million or more are individually evaluated for impairment. Also, certain residential mortgage loans and home equity lines of credit are individually evaluated for impairment purposes based on their delinquency and loan to value levels. When foreclosure of a collateral dependent loan is probable, the impairment measure is based on the fair value of the collateral, less estimated cost to sell. The fair value of the collateral is generally obtained from appraisals. Updated appraisals are obtained when the Corporation determines that loans are impaired and are generally updated annually thereafter according to the Corporation’s appraisal policy. In addition, appraisals and/or appraiser price opinions are also obtained for residential mortgage loans based on specific characteristics, such as delinquency levels, age of the appraisal, and loan-to-value ratios. The excess of the recorded investment in a collateral dependent loan over the resulting fair value of the collateral is charged-off when deemed uncollectible.

For all other loans, which include small, homogeneous loans, such as auto loans, and the other classes in the consumer loan portfolio, residential mortgages and commercial and construction loans that are not individually evaluated for impairment, the Corporation maintains a general valuation allowance established through a process that begins with estimates of incurred losses based upon various statistical analyses. The general reserve is primarily determined by applying loss factors according to the loan type and assigned risk category (pass, special mention, substandard and doubtful loans that are not considered to be impaired).

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

The Corporation performs the cash flow analysis for each residential mortgage pool at the individual loan level and then aggregated to the pool level in determining the overall loss ratio (the “base methodology”). The model applies risk-adjusted prepayment curves, default curves, and severity curves to each loan in the pool. For loans restructured, the present value of future cash flows under the new terms, at the loan’s effective interest rate, is taken into consideration. Additionally, estimates of default risk and prepayments related to loan restructurings are based on, among other things, the historical experience of these loans. Loss severity is affected by the house price scenario, which is based in part on recent house price trends. Default curves are used in the model. The attributes that are most significant to the probability of default include present collection status (current, delinquent, in bankruptcy, in foreclosure stage), vintage, loan-to-values, and geography (Puerto Rico, Florida or the Virgin Islands). The estimates of the risk-adjusted timing of liquidations and associated costs are used in the model, and are risk-adjusted for the geographic area in which each property is located.

For commercial loans, the Corporation calculates historical charge-off rates on a quarterly basis for each commercial loan regulatory-based credit risk category (i.e. pass, special mention, substandard, and doubtful) using the historical charge-offs and portfolio balances over their average loss emergence period (the “raw loss rate”) for each credit risk classification. However, when not enough loss experience is observed in a particular risk-rated category and the calculation results in a loss rate for such risk-rated category that is lower than the loss rate of a less severe risk-rated category, the Corporation uses the loss rate of such less severe category. A qualitative factor adjustment is applied to the base rate average utilizing a resulting factor derived from a set of risk-based ratings and weights assigned to credit and economic indicators over a reasonable period applied to a developed expected range of historical losses and a basis point adjustment that is derived from the difference between the average raw loss rate and the highest loss rate observed during a look-back period that management determined was appropriate to use for each region to identify any relevant effect during an economic cycle.

Charge-off of Uncollectible Loans - Net charge-offs consist of the unpaid principal balances of loans held for investment that the Corporation determines are uncollectible, net of recovered amounts. Charge-offs are recorded as a reduction to the allowance for loan and lease losses and subsequent recoveries of previously charged-off amounts are credited to the allowance for loan and lease losses. Collateral dependent loans in the construction, commercial mortgage, and commercial and industrial loan portfolios are charged-off to their net realizable value (fair value of collateral, less estimated costs to sell) when loans are considered to be uncollectible. Within the consumer loan portfolio, auto loans and finance leases are reserved once they are 120 days delinquent and are charged off to their estimated net realizable value when the collateral deficiency is deemed uncollectible (i.e., when foreclosure/repossession is probable) or when the loan is 365 days past due. Within the other consumer loan portfolio, closed-end loans are charged off when payments are 120 days in arrears, except small personal loans. Open-end (revolving credit) consumer loans, including credit card loans, and small personal loans are charged off when payments are 180 days in arrears. On a quarterly basis, residential mortgage loans that are 180 days delinquent and have an original loan-to-value ratio that is higher than 60% are reviewed and charged-off, as needed, to the fair value of the underlying collateral. Generally, all loans may be charged off or written down to the fair value of the collateral prior to the application of the policies described above if a loss-confirming event has occurred. Loss-confirming events include, but are not limited to, bankruptcy (unsecured), continued delinquency, or receipt of an asset valuation indicating a collateral deficiency when the asset is the sole source of repayment. The Corporation does not record charge-offs on PCI loans that are performing in accordance with or better than expectations as of the date of acquisition, as the fair value of these loans already reflects a credit component. The Corporation records charge-offs on PCI loans only if actual losses exceed estimated losses incorporated into the fair value recorded at acquisition and the amount is deemed uncollectible.

Accounting For Financial Instruments – Credit Losses - As of January 1, 2020, the Corporation is required to adopt ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” as amended (“ASC 326”). ASC 326 replaces the above-described incurred loss methodology for accounting for credit losses on loans and debt securities with a methodology referred to as current expected credit losses (“CECL”) to estimate the allowance for credit losses (“ACL”) for the remaining estimated life of the financial asset (including loans, debt securities, and off-balance sheet credit exposures) using historical experience, current conditions, and reasonable and supportable forecasts. Based on current macro-economic assumptions, the Corporation expects an initial incremental adjustment to the ACL of approximately $93 million related to the cumulative effect of adopting ASC 326 as of January 1, 2020. The expected increase is primarily related to longer duration residential mortgage and consumer loan portfolios. The resulting one-time increase to the ACL as a result of adopting the CECL model, will be recorded, net of applicable income taxes, as an adjustment to decrease retained earnings effective January 1, 2020. The Corporation is adopting the option provided by the regulatory capital framework that permits institutions to limit the initial regulatory capital day-one impact by allowing a three-year phase in period for this impact, on a straight-line basis. Based on the three-year phase in option allowed by the regulatory framework, the Corporation expects that the day one impact of adopting CECL will result in a decrease in the Corporation’s common equity Tier 1 capital ratio of approximately 13 basis points on January 1, 2020. The Corporation expects that all capital ratios will remain well in excess of minimum capital ratios. Refer to Note 1 – Nature of Business and Summary of Significant Accounting Policies – Recently Issued Accounting Standards Not Yet Effective, to the audited consolidated financial statements included in Item 8 of this Form 10-K for additional information.

Other-than-temporary impairment (“OTTI”)

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

The impairment analysis of debt securities places special emphasis on the analysis of the cash position of the issuer and its cash and capital generation capacity, which could increase or diminish the issuer’s ability to repay its bond obligations, the length of time and the extent to which the fair value has been less than the amortized cost basis, any adverse change to the credit conditions and liquidity of the issuer, taking into consideration the latest information available about the financial condition of the issuer, credit ratings, the failure of the issuer to make scheduled principal or interest payments, recent legislation and government actions affecting the issuer’s industry, and actions taken by the issuer to deal with the economic climate. The Corporation also takes into consideration changes in the near-term prospects of the underlying collateral of a security, if any, such as changes in default rates, loss severity given default, and significant changes in prepayment assumptions and the level of cash flows generated from the underlying collateral, if any, supporting the principal and interest payments of the debt securities. OTTI must be recognized in earnings if the Corporation has the intent to sell the debt security or it is more likely than not that it will be required to sell the debt security before recovery of its amortized cost basis. However, even if the Corporation does not expect to sell a debt security, it must evaluate expected cash flows to be received and determine if a credit loss has occurred. An unrealized loss is generally deemed to be other-than-temporary and a credit loss is deemed to exist if the present value of the expected future cash flows is less than the amortized cost basis of the debt security. For available-for-sale and held-to-maturity debt securities the Corporations intends to hold, the credit loss component of an OTTI, if any, is recorded as net impairment losses on debt securities in the consolidated statements of income, while the remaining portion of the impairment loss is recognized in OCI, net of taxes, and included as a component of stockholders’ equity. The previous amortized cost basis less the OTTI recognized in earnings is the new amortized cost basis of the investment. The new amortized cost basis is not adjusted for subsequent recoveries in fair value. Subsequent increases and decreases (if not an OTTI) in the fair value of available-for-sale securities is included in OCI. For held-to-maturity debt securities, any OTTI recognized in OCI should be accreted from OCI to the amortized cost of the debt security over the remaining life of the debt security. However, for debt securities for which OTTI was recognized in earnings, the difference between the new amortized cost basis and the cash flows expected to be collected is accreted as interest income as long as the security is not placed in nonaccrual status. Debt securities held by the Corporation at year-end primarily consisted of securities issued by U.S. government-sponsored entities (“GSEs”), private label MBS, certain bonds issued by the Puerto Rico Housing Finance Authority, a government instrumentality of the Commonwealth of Puerto Rico, and obligations of certain municipalities in Puerto Rico. Given the explicit and implicit guarantees provided by the U.S. federal government, the Corporation believes the credit risk in securities issued by the GSEs is low. The Corporation’s OTTI assessment focused on Puerto Rico government debt securities and private label MBS. For further information, including the methodology and assumptions used for the discounted cash flow analyses performed on these securities, refer to Note 6 – Investment Securities, to the consolidated financial statements included in Item 8 of this Form 10-K.

As mentioned above, ASC 326, which the Corporation must adopt effective January 1, 2020, is applicable also to available-for-sale and held-to-maturity debt securities. ASC 326 requires credit losses to be presented as an allowance rather than as a write-down on debt securities that management does not intend to sell or believes that it is more likely than not it will not be required to sell. The Corporation is adopting ASC 326 using the prospective transition approach for available-for-sale debt securities for which OTTI had been recognized prior to January 1, 2020, such as private label MBS. As a result, the amortized cost basis remains the same before and after the effective date of ASC 326. The Corporation does not expect an incremental material adjustment to the ACL related to available-for-sale debt securities in connection with the adoption of ASC 326 on January 1, 2020. Refer to Note 1 – Nature of Business and Summary of Significant Accounting Policies – Recently Issued Accounting Standards Not Yet Effective, to the audited consolidated financial statements included in Item 8 of this Form 10-K for additional information.

Income Taxes

The Corporation is required to estimate income taxes in preparing its consolidated financial statements. This involves the estimation of current income tax expense together with an assessment of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The determination of current income tax expense involves estimates and assumptions that require the Corporation to assume certain positions based on its interpretation of current tax regulations. Management assesses the relative benefits and risks of the appropriate tax treatment of transactions, taking into account statutory, judicial and regulatory guidance, and recognizes tax benefits only when deemed probable. Changes in assumptions affecting estimates may be required in the future and estimated tax liabilities may need to be increased or decreased accordingly. The Corporation adjusts the accrual of tax contingencies in light of changing facts and circumstances, such as the progress of tax audits, case law and emerging legislation. The Corporation’s effective tax rate includes the impact of tax contingencies and changes to such accruals, as considered appropriate by management. When particular tax matters arise, a number of years may elapse before such matters are audited by the taxing authorities and finally resolved. Favorable resolution of such matters or the expiration of the statute of limitations may result in the release of tax contingencies that the Corporation recognizes as a reduction to its effective tax rate in the year of resolution. Unfavorable settlement of any particular issue could increase the effective tax rate and may require the use of cash in the year of resolution.

Income tax expense includes Puerto Rico and USVI income taxes, as well as applicable U.S. federal and state taxes. The Corporation is subject to Puerto Rico income tax on its income from all sources. As a Puerto Rico corporation, First BanCorp. is treated as a foreign corporation for U.S. and USVI income tax purposes and, accordingly, is generally subject to U.S. and USVI income tax only on its income from sources within the U.S. and USVI or income effectively connected with the conduct of a trade or business in those jurisdictions. Any such tax paid in the U.S. and USVI is creditable against the Corporation’s Puerto Rico tax liability, subject to certain conditions and limitations.

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

After completion of the deferred tax asset valuation allowance analysis for the fourth quarter of 2019, management concluded that, as of December 31, 2019, it was more likely than not that FirstBank, the banking subsidiary, will generate sufficient taxable income to realize $206.4 million of its deferred tax assets related to NOLs within the applicable carry-forward periods. The net deferred tax assets of FirstBank amounted to $264.8 million as of December 31, 2019, net of a valuation allowance of $55.6 million, compared to a deferred tax asset of $319.8 million, net of a valuation allowance of $68.1 million, as of December 31, 2018. The positive evidence considered by management in arriving at its conclusion includes factors such as: FirstBank’s three-year cumulative income position; sustained periods of profitability; management’s proven ability to forecast future income accurately and execute tax strategies; forecasts of future profitability, under several potential scenarios that support the partial utilization of NOLs prior to their expiration between 2021 through 2024; and the utilization of NOLs over the past three-years. The negative evidence considered by management includes uncertainties around the state of the Puerto Rico economy, including considerations relating to the impact of hurricane recovery funds together with Puerto Rico government debt renegotiation efforts and the ultimate sustainability of the Puerto Rico government fiscal plan.

Under the authoritative accounting guidance, income tax benefits are recognized and measured based on a two-step analysis: 1) a tax position must be more likely than not to be sustained based solely on its technical merits in order to be recognized; and 2) the benefit is measured at the largest dollar amount of that position that is more likely than not to be sustained upon settlement. The difference between the benefit not recognized in accordance with this analysis and the tax benefit claimed on a tax return is referred to as an Unrecognized Tax Benefit (“UTB”). The Corporation classifies interest and penalties, if any, related to UTBs as components of income tax expense. As of December 31, 2019 and 2018, the Corporation did not have any UTBs recorded on its books.

Refer to Note 27 - Income Taxes, to the consolidated financial statements for the year ended December 31, 2019 included in Item 8 of this Form 10-K for further information related to Income Taxes.

Classification and Related Values of Investment Securities

Management determines the appropriate classification of debt securities at the time of purchase. Management classifies debt securities as held to maturity when the Corporation has the intent and ability to hold the securities to maturity. Held-to-maturity (“HTM”) securities are stated at amortized cost. Management classifies debt securities as trading when the Corporation has the intent to sell the securities in the near term. Debt securities classified as trading securities, if any, are reported at fair value, with unrealized gains and losses included in earnings. Debt securities not classified as HTM or trading are classified as available for sale (“AFS”). AFS securities are reported at fair value, with unrealized gains and losses excluded from earnings and reported net of deferred taxes in accumulated OCI (a component of stockholders’ equity). Unrealized gains and losses on AFS securities do not affect earnings until realized or are deemed to be other-than-temporarily impaired. Management classifies investments in equity securities that do not have publicly or readily determinable fair values as equity securities in the statement of financial condition and recognizes them at the lower of cost or realizable value. The Corporation recognizes marketable equity securities at fair value with changes in unrealized gains or losses recorded through earnings. The assessment of fair value applies to certain of the Corporation’s assets and liabilities, including the investment portfolio. Fair values are volatile and are affected by factors such as market interest rates, the rates at which prepayments occur and discount rates.

Valuation of financial instruments

The measurement of fair value is fundamental to the Corporation’s presentation of its financial condition and results of operations. The Corporation holds debt and equity securities, derivatives, and other financial instruments at fair value. The Corporation holds its investments and liabilities mainly to manage liquidity needs and interest rate risks. The Corporation’s financial statements reflect a meaningful part of its total assets at fair value.

The following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis:

Investment securities available for sale

The fair value of investment securities available for sale was the market value based on quoted market prices (as is the case with U.S. Treasury notes), when available (Level 1), or, when available, market prices for identical or comparable assets (as is the case with MBS and callable U.S. agency debt) that are based on observable market parameters, including benchmark yields, reported trades, quotes from brokers or dealers, issuer spreads, bids, offers and reference data, including market research operations (Level 2). Observable prices in the market already consider the risk of nonperformance. If listed prices or quotes are not available, fair value is based upon discounted cash flow models that use unobservable inputs due to the limited market activity of the instrument, as is the case with private label MBS held by the Corporation (Level 3).

Private label MBS are collateralized by fixed-rate mortgages on single-family residential properties in the U.S.; the interest rate on the securities is variable, tied to 3-month LIBOR and limited to the weighted-average coupon of the underlying collateral. The market valuation represents the estimated net cash flows over the projected life of the pool of underlying assets applying a discount rate that reflects market observed floating spreads over LIBOR, with a widening spread based on a nonrated security. The market valuation is derived from a model that utilizes relevant assumptions such as the prepayment rate, default rate, and loss severity on a loan level basis. The Corporation modeled the cash flow from the fixed-rate mortgage collateral using a static cash flow analysis according to collateral attributes of the underlying mortgage pool (i.e., loan term, current balance, note rate, rate adjustment type, rate adjustment frequency, rate caps, and others) in combination with prepayment forecasts based on historical portfolio performance. The Corporation models the variable cash flow of the security using the 3-month LIBOR forward curve. Loss assumptions were driven by the combination of default and loss severity estimates, using an asset-level risk assessment method taking into account loan credit characteristics (loan-to-value, state jurisdiction, delinquency, property type and pricing behavior, and other factors) to provide an estimate of default and loss severity.

Derivative instruments

The Corporations bases the fair value of most its derivative instruments on observable market parameters and takes into consideration the credit risk component of paying counterparties, when appropriate. On interest caps, only the seller’s credit risk is considered. The Corporation valued the caps using a discounted cash flow approach based on the related LIBOR and swap rate for each cash flow.

A credit spread is considered for those derivative instruments that are not secured. The cumulative mark-to-market effect of credit risk in the valuation of derivative instruments in 2019, 2018 and 2017 was immaterial.

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

Nonaccrual and Past-Due Loans - Loans on which the recognition of interest income has been discontinued are designated as nonaccrual. The Corporations classifies loans as nonaccrual when they are 90 days past due for interest and principal, with the exception of residential mortgage loans guaranteed by the Federal Housing Administration (the “FHA”) or the Veterans Administration (the “VA”) and credit cards. It is the Corporation’s policy to report delinquent mortgage loans insured by the FHA, or guaranteed by the VA or the Puerto Rico Housing Authority, as loans past due 90 days and still accruing as opposed to nonaccrual loans since the principal repayment is insured. However, the Corporation discontinues the recognition of income relating to FHA/VA loans when such loans are over 15 months delinquent, taking into consideration the FHA interest curtailment process, and relating to loans guaranteed by the Puerto Rico Housing Finance Authority when such loans are over 90 days delinquent. As permitted by regulatory guidance issued by the Federal Financial Institutions Examination Council, the Corporation generally charges off credit card loans in the period in which the account becomes 180 days past due. Credit card loans continue to accrue finance charges and fees until charged off at 180 days. Loans generally may be placed on nonaccrual status prior to when required by the policies described above when the full and timely collection of interest or principal becomes uncertain (generally based on an assessment of the borrower’s financial condition and the adequacy of collateral, if any). When the Corporation places a loan on nonaccrual status, any accrued but uncollected interest income is reversed and charged against interest income and amortization of any net deferred fees is suspended. The Corporation recognized interest income on nonaccrual loans only to the extent it is received in cash. However, when there is doubt regarding the ultimate collectability of loan principal, all cash thereafter received is applied to reduce the carrying value of such loans (i.e., the cost recovery method). Generally, the Corporation returns a loan to accrual status when all delinquent interest and principal becomes current under the terms of the loan agreement, or after a sustained period of repayment performance (6 months) and the loan is well secured and in the process of collection, and full repayment of the remaining contractual principal and interest is expected. PCI loans are not reported as nonaccrual as these loans were written down to fair value at the acquisition date and the accretable yield is recognized in interest income over the remaining life of the loans. The Corporation considers loans that are past due 30 days or more as to principal or interest to be delinquent, with the exception of residential mortgage, commercial mortgage, and construction loans, which it considers to be past due when the borrower is in arrears on two or more monthly payments.

Impaired Loans - A loan is considered impaired when, based upon current information and events, it is probable that the Corporation will be unable to collect all amounts due (including principal and interest) according to the contractual terms of the loan agreement, or the loan has been modified in a TDR. Loans with insignificant delays or insignificant shortfalls in the amounts of payments expected to be collected are not considered to be impaired. The Corporation individually evaluates for impairment those loans in the construction, commercial mortgage, and commercial and industrial portfolios of $1 million or more as well as any boat loan of $1 million or more. Although the authoritative accounting guidance for a specific impairment of a loan excludes large groups of smaller balance homogeneous loans that are collectively evaluated for impairment (e.g., mortgage and consumer loans), it specifically requires that loan modifications considered TDRs be analyzed under its provision. The Corporation also evaluates for impairment purposes certain residential mortgage loans and home equity lines of credit with high delinquency and loan to value levels. Held-for-sale loans are not reported as impaired, as these loans are recorded at the lower of cost or fair value.

The Corporation generally measures impairment and the related specific allowance for individually impaired loans based on the difference between the recorded investment of the loan and the present value of the loans’ expected future cash flows, discounted at the effective original interest rate of the loan at the time of modification, or the loan’s observable market price. If the loan is collateral dependent, the Corporation measures impairment based upon the fair value of the underlying collateral, instead of discounted cash flows, regardless of whether foreclosure is probable. Loans are identified as collateral dependent if the repayment is expected to be provided solely by the underlying collateral, through liquidation or operation of the collateral. When the fair value of the collateral is used to measure impairment on an impaired collateral-dependent loan and repayment or satisfaction of the loan is dependent on the sale of the collateral, the fair value of the collateral is adjusted to consider estimated costs to sell. If repayment is dependent only on the operation of the collateral, the fair value of the collateral is not adjusted for estimated costs to sell. If the fair value of the loan is less than the recorded investment, the Corporation recognizes impairment by either a direct write-down or establishing a specific allowance for the loan or by adjusting the previously-established specific allowance for the impaired loan. For an impaired loan that is collateral dependent, the Corporation recognizes charge-offs in the period in which it determines that the loan, or a portion of the loan, is uncollectible, and classifies any portion of the loan that is not charged off as adversely credit-risk rated at a level no better than substandard.

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

TDR loans are classified as either accrual or nonaccrual loans. Loans in accrual status may remain in accrual status when their contractual terms have been modified in a TDR if the loans had demonstrated performance prior to the restructuring and payment in full under the restructured terms is expected. Otherwise, loans on nonaccrual and restructured as a TDR will remain on nonaccrual status until the borrower has proven the ability to perform under the modified structure, generally for a minimum of six months, and there is evidence that such payments, can, and are likely to, continue as agreed. Refer to Note 9 – Loans Held for Investment, to the consolidated financial statements included in Item 8 of this Form 10-K, for additional qualitative and quantitative information about TDR loans.

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

The Corporation removes loans from TDR classification, consistent with authoritative accounting guidance that allows for a loan to be removed from the TDR classification in years following the modification, only when the following two circumstances are met:

•The loan is in compliance with the terms of the restructuring agreement and, therefore, is not considered impaired under the revised terms; and

•The loan yields a market interest rate at the time of the restructuring. In other words, the loan was restructured with an interest rate equal to or greater than what the Corporation would have been willing to accept at the time of the restructuring for a new loan with comparable risk.

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

The Corporation recognizes interest income on impaired loans based on the Corporation’s policy for recognizing interest on accrual and nonaccrual loans.

Results of Operations

Net Interest Income

Net interest income is the excess of interest earned by First BanCorp. on its interest-earning assets over the interest incurred on its interest-bearing liabilities. First BanCorp.’s net interest income is subject to interest rate risk due to the repricing and maturity mismatch of the Corporation’s assets and liabilities. Net interest income for the year ended December 31, 2019 was $567.1 million, compared to $525.4 million and $491.6 million for the years ended December 31, 2018 and 2017, respectively. On a tax-equivalent basis and excluding the changes in the fair value of derivative instruments, net interest income for the year ended December 31, 2019 was $587.4 million compared to $546.9 million and $508.0 million for the years ended December 31, 2018 and 2017, respectively.

The following tables include a detailed analysis of net interest income for the indicated periods. Part I presents average volumes (based on the average daily balance) and rates on an adjusted tax-equivalent basis and Part II presents, also on an adjusted tax-equivalent basis, the extent to which changes in interest rates and changes in the volume of interest-related assets and liabilities have affected the Corporation’s net interest income. For each category of interest-earning assets and interest-bearing liabilities, the tables provide information on changes in (i) volume (changes in volume multiplied by prior period rates) and (ii) rate (changes in rate multiplied by prior period volumes). The Corporation has allocated rate-volume variances (changes in rate multiplied by changes in volume) to either the changes in volume or the changes in rate based upon the effect of each factor on the combined totals.

The net interest income is computed on an adjusted tax-equivalent basis and excluding the change in the fair value of derivative instruments. For the definition and reconciliation of this non-GAAP financial measure, refer to the discussion in "Basis of Presentation" below.

Part I
	Average volume			Interest income(1) / expense			Average rate(1)
Year Ended December 31,	2019	2018	2017	2019	2018	2017	2019	2018	2017
(Dollars in thousands)
Interest-earning assets:
Money market and other
short-term investments	$649,065	$623,892	$416,578	$13,392	$11,120	$4,614	2.06%	1.78%	1.11%
Government obligations (2)	632,959	799,358	687,076	26,300	28,044	17,918	4.16%	3.51%	2.61%
MBS	1,382,589	1,347,979	1,278,968	44,769	45,311	42,476	3.24%	3.36%	3.32%
FHLB stock	40,661	40,389	40,458	2,682	2,728	2,105	6.60%	6.75%	5.20%
Other investments	3,403	2,881	2,702	32	15	8	0.94%	0.52%	0.30%
Total investments (3)	2,708,677	2,814,499	2,425,782	87,175	87,218	67,121	3.22%	3.10%	2.77%

Residential mortgage loans	3,043,672	3,179,487	3,260,715	163,663	170,751	174,524	5.38%	5.37%	5.35%
Construction loans	97,605	117,993	140,038	6,253	4,729	4,898	6.41%	4.01%	3.50%
Commercial and Industrial and Commercial
mortgage loans	3,731,499	3,629,329	3,723,356	213,567	192,632	174,666	5.72%	5.31%	4.69%
Finance leases	370,566	287,400	242,303	27,993	21,126	17,538	7.55%	7.35%	7.24%
Consumer loans	1,738,745	1,512,984	1,480,265	197,517	169,978	166,107	11.36%	11.23%	11.22%
Total loans (4)(5)	8,982,087	8,727,193	8,846,677	608,993	559,216	537,733	6.78%	6.41%	6.08%
Total interest-earning assets	$11,690,764	$11,541,692	$11,272,459	$696,168	$646,434	$604,854	5.95%	5.60%	5.37%

Interest-bearing liabilities:
Interest-bearing checking
accounts	$1,320,458	$1,288,240	$1,116,273	$6,071	$5,208	$4,566	0.46%	0.40%	0.41%
Savings accounts	2,377,508	2,364,774	2,394,708	16,017	14,298	12,520	0.67%	0.60%	0.52%
Retail CDs	2,540,289	2,404,764	2,397,443	44,658	33,652	30,277	1.76%	1.40%	1.26%
Brokered CDs	500,766	816,229	1,296,479	11,036	14,493	19,174	2.20%	1.78%	1.48%
Interest-bearing deposits	6,739,021	6,874,007	7,204,903	77,782	67,651	66,537	1.15%	0.98%	0.92%
Other borrowed funds	294,798	352,729	514,035	16,071	18,384	19,195	5.45%	5.21%	3.73%
FHLB advances	715,433	705,000	680,975	14,963	13,549	11,140	2.09%	1.92%	1.64%
Total interest-bearing liabilities	$7,749,252	$7,931,736	$8,399,913	$108,816	$99,584	$96,872	1.40%	1.26%	1.15%
Net interest income				$587,352	$546,850	$507,982
Interest rate spread							4.55%	4.34%	4.22%
Net interest margin							5.02%	4.74%	4.51%

(1)On an adjusted tax-equivalent basis. The Corporation estimated the adjusted tax-equivalent yield by dividing the interest rate spread on exempt assets by 1 less the Puerto Rico statutory tax rate of 37.5% (39% for 2018 and 2017) and adding to it the cost of interest-bearing liabilities. The tax-equivalent adjustment recognizes the income tax savings when comparing taxable and tax-exempt assets. Management believes that it is a standard practice in the banking industry to present net interest income, interest rate spread and net interest margin on a fully tax-equivalent basis. Therefore, management believes these measures provide useful information to investors by allowing them to make peer comparisons. The Corporation excludes changes in the fair value of derivatives from interest income and interest expense because the changes in valuation do not affect interest received or paid.

(2)Government obligations include debt issued by GSEs.

(3)Unrealized gains and losses on available-for-sale securities are excluded from the average volumes.

(4)Average loan balances include the average of nonaccrual loans.

(5)Interest income on loans includes $9.5 million, $7.7 million and $6.7 million for the years ended December 31, 2019, 2018 and 2017, respectively, of income from prepayment penalties and late fees related to the Corporation’s loan portfolio.

Part II

	2019 Compared to 2018			2018 Compared to 2017
	Increase (decrease)			Increase (decrease)
	Due to:			Due to:
	Volume	Rate	Total	Volume	Rate	Total
(In thousands)
Interest income on interest-earning
assets:
Money market and other
short-term investments	$463	$1,809	$2,272	$2,925	$3,581	$6,506
Government obligations	(6,376)	4,632	(1,744)	3,253	6,873	10,126
MBS	1,142	(1,684)	(542)	2,315	520	2,835
FHLB stock	18	(64)	(46)	(4)	627	623
Other investments	3	14	17	1	6	7
Total investments	(4,750)	4,707	(43)	8,490	11,607	20,097
Residential mortgage loans	(7,298)	210	(7,088)	(4,355)	582	(3,773)
Construction loans	(1,062)	2,586	1,524	(827)	658	(169)
Commercial and Industrial and Commercial
mortgage loans	5,535	15,400	20,935	(4,701)	22,667	17,966
Finance leases	6,268	599	6,867	3,311	277	3,588
Consumer loans	25,626	1,913	27,539	3,676	195	3,871
Total loans	29,069	20,708	49,777	(2,896)	24,379	21,483
Total interest income	$24,319	$25,415	$49,734	$5,594	$35,986	$41,580
Interest expense on interest-bearing
liabilities:
Brokered CDs	$(6,277)	$2,820	$(3,457)	$(7,815)	$3,134	$(4,681)
Non-brokered interest-bearing deposits	1,625	11,963	13,588	1,221	4,574	5,795
Other borrowed funds	(3,089)	776	(2,313)	(7,215)	6,404	(811)
FHLB advances	203	1,211	1,414	405	2,004	2,409
Total interest expense	(7,538)	16,770	9,232	(13,404)	16,116	2,712
Change in net interest income	$31,857	$8,645	$40,502	$18,998	$19,870	$38,868

Portions of the Corporation’s interest-earning assets, mostly investments in obligations of some U.S. government agencies and U.S. government-sponsored entities (“GSEs”), generate interest that is exempt from income tax, principally in Puerto Rico. Also, interest and gains on sales of investments held by the Corporation’s international banking entities (“IBEs”) are tax-exempt under Puerto Rico tax law (see “Income Taxes” below for additional information). To facilitate the comparison of all interest data related to these assets, the interest income has been converted to an adjusted tax equivalent basis. The Corporation estimated the tax equivalent yield by dividing the interest rate spread on exempt assets by 1 less the Puerto Rico statutory tax rate (37.5% for 2019 and 39% for 2018 and 2017) and adding to it the average cost of interest-bearing liabilities. The computation considers the interest expense disallowance required by Puerto Rico tax law.

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

The following table reconciles net interest income in accordance with GAAP to net interest income, excluding valuations, and net interest income on an adjusted tax-equivalent basis for the last three years. The table also reconciles net interest spread and net interest margin on a GAAP basis to these items excluding valuations and on an adjusted tax-equivalent basis. For the definition of these non-GAAP financial measues, refer to the discussion in “Basis of Presentation” below.

	Year Ended December 31,
	2019	2018	2017
(Dollars in thousands)
Interest income - GAAP	$675,897	$624,967	$588,423
Unrealized loss (gain) on derivative instruments	6	(22)	2
Interest income excluding valuations	675,903	624,945	588,425
Tax-equivalent adjustment	20,265	21,489	16,429
Interest income on a tax-equivalent basis excluding valuations	696,168	646,434	604,854
Interest expense - GAAP	108,816	99,584	96,872
Net interest income - GAAP	$567,081	$525,383	$491,551
Net interest income excluding valuations - Non-GAAP	$567,087	$525,361	$491,553
Net interest income on a tax-equivalent basis and excluding valuations - Non-GAAP	$587,352	$546,850	$507,982
Average Balances
Loans and leases	$8,982,087	$8,727,193	$8,846,677
Total securities, other short-term investments and interest-bearing cash balances	2,708,677	2,814,499	2,425,782
Average interest-earning assets	$11,690,764	$11,541,692	$11,272,459
Average interest-bearing liabilities	$7,749,252	$7,931,736	$8,399,913
Average Yield/Rate
Average yield on interest-earning assets - GAAP	5.78%	5.41%	5.22%
Average rate on interest-bearing liabilities - GAAP	1.40%	1.26%	1.15%
Net interest spread - GAAP	4.38%	4.15%	4.07%
Net interest margin - GAAP	4.85%	4.55%	4.36%
Average yield on interest-earning assets excluding valuations - Non-GAAP	5.78%	5.41%	5.22%
Average rate on interest-bearing liabilities	1.40%	1.26%	1.15%
Net interest spread excluding valuations - Non-GAAP	4.38%	4.15%	4.07%
Net interest margin excluding valuations - Non-GAAP	4.85%	4.55%	4.36%
Average yield on interest-earning assets on a tax-equivalent basis and excluding
valuations - Non-GAAP	5.95%	5.60%	5.37%
Average rate on interest-bearing liabilities	1.40%	1.26%	1.15%
Net interest spread on a tax-equivalent basis and excluding valuations - Non-GAAP	4.55%	4.34%	4.22%
Net interest margin on a tax-equivalent basis and excluding valuations - Non-GAAP	5.02%	4.74%	4.51%

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

2019 compared to 2018

Net interest income amounted to $567.1 million for the year ended December 31, 2019, an increase of $41.7 million, when compared to $525.4 million for the year ended December 31, 2018. The $41.7 million increase in net interest income was primarily due to:

•A $34.4 million increase in interest income on consumer loans, primarily due to a $308.9 million increase in the average balance of this portfolio in 2019, as compared to 2018, primarily due to growth in the average balance of auto loans, finance leases, and personal loans, and, to a lesser extent, higher yields on new loan originations.

•A $22.0 million increase in interest income on commercial and construction loans, primarily attributable to both an increase in the average balance of performing loans and higher average short-term market interest rates during 2019, compared to the 2018 levels, which was reflected in both the upward repricing of variable-rate commercial loans and higher yields on new loan originations, particularly during the second half of 2018 and first half of 2019. The aggregate average balance of these portfolios increased by $81.8 million, net of reductions in nonaccrual commercial and construction loans. In addition, interest income on commercial and construction loans in 2019, included the $3.0 million accelerated discount accretion from the payoff of a large commercial mortgage loan. As of December 31, 2019, the interest rate on approximately 44% of the Corporation’s commercial and construction loans was based upon LIBOR indexes and 20% was based upon the Prime rate index. For 2019, the average one-month LIBOR increased 20 basis points, the average three-month LIBOR increased 2 basis points, and the average Prime rate increased 38 basis points compared to the average rate for such indexes during 2018.

•A $2.3 million increase in interest income from interest-bearing cash balances, primarily deposits maintained at the New York FED, mainly due to higher Federal Funds target rates during 2019, compared to levels in 2018. The Federal Funds target rate increased three times during 2018 from a range of 1.25% - 1.50% at the beginning of the year to a range of 2.25%- 2.50% at year end, which was the prevalent range up to August 1, 2019. The rate has decreased three times since then to its current range of 1.50% - 1.75%.

Partially offset by:

•A $9.2 million increase in interest expense driven by: (i) a $13.6 million increase in interest expense on non-brokered interest-bearing deposits, driven by higher market interest rates on retail CDs and savings deposits; (ii) a $1.4 million increase in interest expense on FHLB advances, primarily related to the higher average cost of new long-term FHLB advances obtained in the latter part of 2018, as compared to the average cost of FHLB advances that matured during 2019; and (iii) a $0.4 million increase in interest expense on floating-rate junior subordinated debentures, primarily related to higher average short-term market interest rates during 2019.

These increases were partially offset by: (i) a $3.5 million decrease in interest expense on brokered CDs, primarily related to a $315.5 million decrease in the average balance that more than offset higher costs of new issuances; and (ii) a $2.8 million decrease in interest expense on repurchase agreements, primarily related to both a $55.4 million decrease in the average balance and the downward repricing of certain variable-rate repurchase agreement that are presented net of reverse repurchase agreements in the consolidated statement of financial condition pursuant to ASC Topic 210-20-45-11, “Balance Sheet – Offsetting – Repurchase and Reverse Repurchase Agreements” (“ASC Topic 210-20-45-11”). During 2019, the Corporation repaid $260.1 million of maturing brokered CDs with an all-in cost of 1.75% and new issuances amounted to $139.3 million with an all-in cost of 2.38%.

•$7.0 million decrease in interest income on residential mortgage loans, primarily associated with a $135.8 million decrease in the average balance of this portfolio. Approximately 83% of the residential mortgage loan originations in Puerto Rico during 2019 consisted of conforming loan originations sold in the secondary market to the Government National Mortgage Association (“GNMA”) and GSEs.

•A $0.7 million decrease in interest income on investment securities, primarily due to a $131.0 million decrease in the average balance of investment securities in connection with U.S. agencies bonds that matured or were called prior to maturity during 2019.

The net interest margin increased by 30 basis points to 4.85% for 2019, compared to 4.55% for 2018. The increase was primarily driven by higher loan yields, an improved funding mix, driven by an increase in the proportion of interest-earning assets funded by a growth in non-interest-bearing deposits, and an increase in the proportion of higher-yielding loans, such as consumer loans, to total interest-earning assets. The average balance of non-interest bearing deposits increased by $155.8 million to $2.4 billion for 2019, compared to $2.2 billion for 2018.

On an adjusted tax-equivalent basis, net interest income for the year ended December 31, 2019 increased by $40.5 million to $587.4 million, when compared to $546.9 million for the year ended December 31, 2018. The tax equivalent adjustment decreased by $1.2 million, primarily related to the aforementioned decrease in interest income of investment securities in connection with the overall decrease in tax-exempt U.S. agencies bonds held by the IBE subsidiary First Bank Overseas.

2018 compared to 2017

Net interest income amounted to $525.4 million for the year ended December 31, 2018, an increase of $33.8 million, when compared to $491.6 million for the year ended December 31, 2017. The $33.8 million increase in net interest income was primarily due to:

•A $17.2 million increase in interest income on commercial and construction loans, primarily related to the upward repricing of variable-rate commercial loans and higher yields on new loan originations.

•A $9.1 million increase in interest income on investment securities, primarily due to the gradual reinvestment of liquidity, obtained from the growth in non-interest bearing deposits and proceeds from maturing debt securities into higher-yielding U.S. agencies debt securities and MBS. The average balance of investment securities for 2018 increased by $181.4 million compared to 2017.

•A $7.5 million increase in interest income on consumer loans, mainly due to a $77.8 million increase in the average balance of this portfolio, primarily auto loans and finance leases. The variance includes a $1.0 million increase in late payment fees as the Corporation did not assess late charges during the fourth quarter of 2017 to customers affected by Hurricanes Irma and Maria that qualified for the three-month payment deferral program established by the Corporation after the hurricanes.

•A $6.5 million increase in interest income from interest-bearing cash balances due to both an increase of $207.3 million in the average balance, primarily deposits maintained at the New York FED, and increases in the Federal Funds Target Rate. A growth in non-interest bearing deposits provided higher liquidity levels in 2018.

Partially offset by:

•A $3.7 million decrease in interest income on residential mortgage loans, primarily related to an $81.2 million decline in the average balance of this portfolio. Approximately 71% of the residential mortgage loan originations in Puerto Rico during 2018 consisted of conforming loan originations sold in the secondary market to GNMA and GSEs.

•A $2.7 million increase in total interest expense, driven by: (i) a $5.8 million increase in interest expense on non-brokered interest-bearing deposits, driven by the effect of higher market interest rates on the cost of retail CDs and commercial money market accounts tied to variable short-term interest rates; (ii) a $2.4 million increase in interest expense on FHLB advances, reflecting increased use of long-term advances to fund its lending and investment activities; and (iii) a $0.7 million increase in interest expense related to the upward repricing of floating-rate junior subordinated debentures. The aforementioned increases were partially offset by a $4.7 million decrease in interest expense on brokered CDs, primarily related to a $480.3 million decrease in the average balance that offset higher costs of new issuances, and a $1.5 million decrease in interest expense on repurchase agreements related to a $134.0 million decrease in the average balance. During 2018, the Corporation repaid $657.9 million of maturing brokered CDs with an all-in cost of 1.45% and new issuances amounted to $62.0 million with an all-in cost of 2.95%.

The net interest margin increased by 19 basis points to 4.55% for 2018, compared to 4.36% for 2017, driven by the aforementioned upward repricing of commercial and construction loans, an improved funding mix, driven by the increase in the proportion of interest-earning assets funded by the growth in non-interest bearing deposits, and the gradual reinvestment of cash balances in higher-yielding securities.

On an adjusted tax-equivalent basis, net interest income for the year ended December 31, 2018 increased by $38.9 million to $546.9 million, when compared to $508.0 million for the year ended December 31, 2017. In addition to the facts discussed above, the tax equivalent adjustment increased by $5.1 million, primarily related to the increase in interest income from tax-exempt U.S. agencies debt and MBS held by the IBE subsidiary First Bank Overseas.

Provision for Loan and Lease Losses

The provision for loan and lease losses is charged to earnings to maintain the allowance for loan and lease losses at a level that the Corporation considers adequate to absorb probable incurred losses that the Corporation considered to be inherent in the portfolio at the time. The adequacy of the allowance for loan and lease losses is also based upon a number of additional factors, including trends in charge-offs and delinquencies, current economic conditions, the fair value of the underlying collateral and the financial condition of the borrowers, and, as such, includes amounts based on judgments and estimates made by the Corporation. Important factors that influence this judgment are re-evaluated quarterly to respond to changing conditions.

As described in Note 3 - Update on Effects of Natural Disasters, to the consolidated financial statements included in Item 8 of this Form 10-K, two strong hurricanes affected the Corporation’s service areas during September 2017. These hurricanes caused widespread property damage, flooding, power outages, and water and communication service interruptions, and severely disrupted normal economic activity in the affected areas. During the first quarter of 2019, the Corporation recorded a net loan loss reserve release of approximately $6.4 million in connection with revised estimates associated with the effects of the hurricanes. Approximately $3.0 million of the $6.4 million reserve release recorded in the first quarter of 2019 was attributable to the updated payment patterns and credit risk analyses applied to consumer borrowers subject to payment deferral programs that expired early in 2018. In addition, the Corporation recorded a $3.4 million reserve release recorded in the first quarter of 2019 associated with the resolution of uncertainties surrounding the repayment prospects of a hurricane-affected commercial customer. The significant overall uncertainties in the early assessments of hurricane-related credit losses have been largely addressed and the hurricanes’ effect on credit quality is now reflected in the normal process for determining the allowance for loan and lease losses and not through a separate hurricane-related qualitative reserve. For the year ended December 31, 2018, the Corporation recorded a net loan loss reserve release of $16.9 million related to revised estimates of the hurricane-related qualitative reserves and, for the year ended December 31, 2017, the Corporation recorded charges to the provision of $71.3 million, including the initial $66.5 million charge related to the establishment of the hurricane-related qualitative reserves. The methodologies that the Corporation used to determine the hurricane-related qualitative estimate and for the review of individual large commercial credits are discussed in detail in Note 1 – Nature of Business and Summary of Significant Accounting Policies, to the consolidated financial statements included in Item 8 of this Form 10-K.

2019 compared to 2018

On a non-GAAP basis, excluding the aforementioned effects of reserve releases associated with the hurricane-related qualitative reserves, the adjusted provision for loan and lease losses was $46.7 million for the year ended December 31, 2019, a decrease of $29.5 million as compared to the adjusted provision of $76.2 million for the year ended December 31, 2018. The $29.5 million decrease in the adjusted provision was driven by:

•A $13.5 million adjusted net loan loss reserve release for commercial and construction loans in 2019, compared to a $29.8 million adjusted charge to the provision in 2018, a positive variance of $43.3 million. The $13.5 million net loan loss reserve release in 2019 was primarily due to: (i) approximately $4.4 million of net loan loss reserve releases related to lower historical loss rates; (ii) loan loss recoveries of approximately $4.6 million associated with commercial and construction loans that were fully charged-off in prior periods; and (iii) a $6.0 million release associated with the effect of qualitative adjustments to account for development in nonaccrual loans resolution strategies. In contrast, the $29.8 million adjusted provision recorded in 2018 reflects, among other things, the effect of charges amounting to $22.3 million related to developments in non-performing commercial loans resolution strategies, including $15.7 million related to nonaccrual commercial and construction loans transferred to held for sale in 2018, and the effect of charges to the provision of $13.7 million associated with the downgrade in the credit risk classification of two large commercial relationships in 2018.

Partially offset by:

•A $13.2 million increase in the adjusted provision for consumer loans, primarily reflecting the effect of approximately $10.9 million of consumer loan charge-offs recorded in 2018 taken against previously-established qualitative reserves associated with Hurricanes Irma and Maria, an increase of $2.1 million in net charge-offs (primarily related to small personal loans and certain consumer credit lines), and the overall increase in the size of the auto loan, finance leases and personal loan portfolios. These increases were partially offset by the initial effect of refinements in the measurement of qualitative factors used in the determination of the general reserve for consumer loans implemented in the second quarter of 2018 as further discussed below.

•A $0.5 million increase in the adjusted provision for residential mortgage loans, mainly reflecting less favorable downward adjustments to the reserve related to changes in volume, severity of past due loans, and TDR loans, as compared to adjustments recorded in 2018, and the effect of updated appraisals in 2019 resulting in lower estimated values of collateral.

2018 compared to 2017

On a non-GAAP basis, excluding the effects of reserve releases and charges associated with the hurricane-related qualitative reserves, the adjusted provision for loan and lease losses of $76.2 million for the year ended December 31, 2018 increased by $3.2 million as compared to the adjusted provision of $73.0 million for the year ended December 31, 2017. The $3.2 million increase in the adjusted provision was driven by:

•A $26.2 million increase in the adjusted provision for commercial and construction loans, primarily reflecting the aforementioned charges of $22.3 million recorded in 2018 related to developments in nonaccrual loans resolution strategies, including the $15.7 million charge to the provision related to fair value write-downs on $74.4 million of nonaccrual commercial and construction loans transferred to held for sale during 2018. The aggregate recorded investment in these transferred loans of $96.6 million was written down to $74.4 million, which resulted in net charge-offs of $22.2 million, of which $6.5 million was taken against previously-established reserves for loan losses, resulting in the $15.7 million charge to the provision in 2018. All of these nonaccrual loans transferred to held for held during 2018 were sold or paid in full during 2018 and 2019. In addition, the higher adjusted provision for commercial and construction loans reflects the effect of charges to the provision totaling $13.7 million associated with the downgrade in the credit risk classification of two large commercial relationships in 2018, partially offset by a $3.3 million increase in loan loss recoveries and a $1.6 million decrease related to the refinements to both the determination of historical loss rates and the measurement of qualitative factors used in the estimation process of the general reserve for commercial loans, as further discussed below.

Partially offset by:

•A $22.6 million decrease in the adjusted provision for residential mortgage loans, primarily reflecting declines in charge-offs, nonaccrual, and delinquent loan levels, the overall decrease in the size of this portfolio, and the effect in 2017 of adjustments to the loss severity estimates used in the calculation of the general reserve.

•A $0.4 million decrease in the adjusted provision for consumer loans, primarily reflecting lower charge-off levels (excluding the above-mentioned charge-offs of $10.9 million taken against previously-established hurricane qualitative reserves), partially offset by the increase in size of the auto loan and finance leases portfolio and the effect of refinements discussed below in the measurement of qualitative factors used in the determination of the general reserve of consumer loans implemented in the second quarter of 2018.

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

See “Basis of Presentation” below for a reconciliation of the GAAP provision for loan and lease losses to the non-GAAP adjusted provision for loan and lease losses excluding the effect of the hurricane-related qualitative reserves mentioned above. Also see “Risk Management - Credit Risk Management” below for an analysis of the allowance for loan and lease losses, non-performing assets, impaired loans and related information, and see “Financial Condition and Operating Data Analysis – Lending Activities and Risk Management – Credit Risk Management” below for additional information concerning the Corporation’s loan portfolio exposure in the geographic areas where the Corporation does business.

Non-Interest Income

The following table presents the composition of non-interest income for the indicated periods:

	Year ended December 31,
	2019	2018	2017
(In thousands)
Service charges on deposit accounts	$23,916	$21,679	$22,314
Mortgage banking activities	17,058	17,228	13,491
Insurance income	10,186	8,429	8,197
Other operating income	39,909	32,742	28,854
Non-interest income before net (loss) gain on investment securities
and impairments, and gain on early extinguishment of debt	91,069	80,078	72,856
Net (loss) gain on sale of investment securities	-	(34)	371
OTTI on debt securities	(497)	(50)	(12,231)
Net loss on investment securities	(497)	(84)	(11,860)
Gain on early extinguishment of debt	-	2,316	1,391
Total non-interest income	$90,572	$82,310	$62,387

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

The other operating income category is composed of miscellaneous fees such as debit, credit card and POS interchange fees, as well as contractual shared revenues from merchant contracts sold in 2015.

The net gain (loss) on investment securities reflects gains or losses as a result of sales that are consistent with the Corporation’s investment policies as well as OTTI charges on the Corporation’s investment portfolio.

The gain on early extinguishment of debt is related to the repurchase and cancellation of $23.8 million and $7.3 million in TRuPs of FBP Statutory Trust I in the first quarter of 2018 and third quarter of 2017, respectively. The Corporation repurchased and cancelled the repurchased TRuPs, which resulted in a commensurate reduction in the related amount of the floating rate junior subordinated debentures. The Corporation’s purchase price equated to 90% and 81% of the par value of the TRuPs repurchased in the first quarter of 2018 and the third quarter of 2017, respectively. The 10% discount for the TRuPs repurchased in the first quarter of 2018 resulted in a gain of $2.3 million, and the 19% discount for the TRuPs repurchased in the third quarter of 2017, plus accrued interest, resulted in a gain of $1.4 million. These gains are reflected in the consolidated statements of income as a “Gain on early extinguishment of debt.” As of December 31, 2019, the Corporation still has junior subordinated deferrable debentures outstanding in the aggregate amount of $184.2 million.

2019 compared to 2018

Non-interest income amounted to $90.6 million for the year ended December 31, 2019 compared to $82.3 million for the year ended December 31, 2018. The $8.3 million increase in non-interest income was primarily due to:

•A $7.2 million increase in other operating income in the table above, primarily related to: (i) a $5.1 million positive variance related to sales of nonaccrual commercial and construction loans held for sale resulting from the recognition by the Corporation of a $2.3 million net gain on the sales of approximately $11.4 million in nonaccrual commercial loans held for sale in 2019 compared to a net loss of $2.8 million recorded on the sales of approximately $61.9 million in nonaccrual commercial construction loans held for sale in 2018; (ii) a $2.6 million increase in transaction fee income from credit and debit cards, as well as merchant-related activities, due to higher transaction volumes; (iii) the effect in 2018 of a $0.6 million lower of cost or market adjustment recorded to reduce the carrying value of a construction loan held for sale; and (iv) a $0.4 million increase in non-deferrable loans fees. The variances were partially offset by the effect in 2018 of a $1.4 million gain from sales of fixed assets, primarily assets of relocated or closed banking branches in Florida and Puerto Rico.

•A $2.2 million increase in service charges on deposits, primarily related to the increase in returned items and overdraft transactions, as well as an increase in the number of cash management transactions of commercial clients.

•A $1.8 million increase in insurance commission income.

These variances were partially offset by:

•The effect in 2018 of the $2.3 million gain recorded on the repurchase and cancellation of $23.8 million in TRuPs.

•A $0.5 million OTTI charge on private label MBS recorded in 2019.

•A $0.2 million decrease in revenues from mortgage banking activities, driven by the effect in 2018 of adjustments totaling $1.3 million recorded to decrease the valuation allowance relating to mortgage servicing rights and a $1.7 million increase in the mortgage servicing rights amortization expense. These variances were partially offset by an increase of $2.5 million in realized gains from sales of residential mortgage loans. Total loans sold in the secondary market to GSEs amounted to $374.0 million with a related net gain of $12.2 million, net of realized losses of $1.8 million on To-be Announced (“TBA”) hedges settled during 2019, compared to total loans sold in the secondary market of $338.1 million with a related gain of $9.7 million, including realized gains of $0.9 million on TBA hedges settled during 2018.

2018 compared to 2017

Non-interest income amounted to $82.3 million for the year ended December 31, 2018, compared to $62.4 million for the year ended December 31, 2017. The $19.9 million increase in non-interest income was primarily due to:

•The effect in 2017 of the $12.2 million OTTI charge on three Puerto Rico Government debt securities held by the Corporation as part of its available-for-sale securities portfolio, specifically bonds of the GDB and the Puerto Rico Public Buildings Authority. As described above, the Corporations sold these bonds in the second quarter of 2017.

•A $3.9 million increase in other operating income in the table above, primarily reflecting: (i) a $3.6 million increase in transaction fee income from ATM, POS, credit and debit card interchange fees, and merchant-related transactions; (ii) a $1.2 million increase in net gain from sales of fixed assets, primarily assets of relocated or closed banking branches in Florida and Puerto Rico; (iii) the $0.5 million gain from hurricane-related insurance proceeds recorded in 2018; (iv) a $0.4 million increase in fee income from wire transfer activity; and (v) a $0.3 million increase in certain non-deferrable loan fees such as unused commitment fees. These variances were partially offset by a $2.8 million net loss from sales of nonaccrual commercial and construction loans held for sale in 2018.

•A $3.7 million increase in revenues from mortgage banking activities in 2018, driven by a net variance of $2.9 million related to adjustments recorded against the valuation allowance of mortgage servicing rights. During 2018, the Corporation reduced the valuation allowance of mortgage servicing rights by $1.3 million compared to temporary impairments on servicing rights of $1.6 million recorded in 2017. In addition, mortgage servicing fees increased by $1.1 million. These variances were partially offset by a $0.1 million decrease in net gain on sales of residential mortgage loans. Total loans sold in the secondary market to GSEs amounted to $338.1 million with a related net gain of $9.7 million, including realized gains of $0.9 million on TBA hedges settled during 2018, compared to total loans sold in the secondary market of $322.5 million with a related net gain of $9.8 million, net of realized losses on TBA hedges of $0.6 million, for 2017. The total amount of loans sold in the secondary market in 2018 included $9.8 million of seasoned residential mortgage loans sold to Fannie Mae that resulted in a gain of $0.2 million.

•A $0.9 million increase in gains on early extinguishment of debt. During the first quarter of 2018, the Corporation recorded a $2.3 million gain on the repurchase and cancellation of $23.8 million in TRuPs, compared to a $1.4 million gain on the repurchase and cancellation of $7.3 million in TRuPs recorded in the third quarter of 2017.

Partially offset by:

•A $0.6 million decrease in service charges on deposits, primarily related to a decrease in overdraft and returned items transactions.

Non-Interest Expenses

The following table presents the components of non-interest expenses for the indicated periods:

	Year ended December 31,
	2019	2018	2017
(In thousands)
Employees' compensation and benefits	$162,374	$159,494	$151,845
Occupancy and equipment	63,169	57,942	56,659
FDIC deposit insurance premium	6,319	8,909	13,725
Taxes, other than income taxes	15,325	14,707	14,550
Professional fees:
Collections, appraisals and other credit-related fees	7,805	7,505	9,160
Outsourced technology services	23,560	21,075	21,243
Other professional fees	14,524	14,917	15,526
Credit and debit card processing expenses	16,472	15,546	13,212
Business promotion	15,710	14,808	12,485
Communications	6,891	6,372	6,148
Net loss on OREO and OREO operations	14,644	14,452	10,997
Merger and restructuring costs	11,442	-	-
Other	19,821	22,075	22,151
Total non-interest expenses	$378,056	$357,802	$347,701

2019 compared to 2018

Non-interest expenses increased by $20.3 million to $378.1 million for the year ended December 31, 2019, compared to $357.8 million for the year ended December 31, 2018. The increase was primarily due to the following:

•Merger and restructuring costs incurred in 2019 amounting to $11.4 million in connection with the pending acquisition of BSPR and the VSP offered to eligible employees of FirstBank during the fourth quarter of 2019 in connection with initiatives to capitalize on expected operational efficiencies from the acquisition.

•A $5.2 million increase in occupancy and equipment expenses, primarily related to a $5.8 million increase in depreciation and amortization expenses, including software licenses fees, reflecting the effect of certain projects placed in production related to, among other things, enhancements to the technology infrastructure, including online banking, data security, ERP system matters, and modeling and data management software that support the implementation of new accounting pronouncements, a $0.9 million increase related to the expensing of previously capitalized costs upon the outsourcing of certain technology solutions and changes in the scope and requirements of a technology-related project, a $0.5 million increase in electricity-related expenses, and a $0.6 million increase in insurance-related expenses. These increases were partially offset by the effect in 2018 of approximately $2.7 million of hurricane-related expenses, mostly attributable to repairs and security matters.

•A $2.9 million increase in employees’ compensation and benefits, primarily related to salary merit increases and other adjustments related to annual salary review processes that took effect in July 2019 and 2018, a higher headcount, a $1.4 million increase in matching contributions to the employees’ retirement plan, and a $0.6 million increase in employer medical insurance expenses. These increases were partially offset by the effect in the first quarter of 2019 of the $2.3 million expense recovery related to the Benefit available to eligible employers under the Disaster Tax Relief Act. In addition, there was a $1.6 million decrease in stock-based compensation as the Corporation ceased paying additional salary amounts in the form of stock in accordance with the previously-disclosed revised executive compensation program in effect since July 1, 2018.

•A $2.4 million increase in professional fees, reflecting, among other things, an increase of $2.5 million in outsourced technology service fees and a $1.2 million in legal and audit-related fees. These variances were partially offset by a $1.2 million decrease in consulting fees.

•A $0.9 million increase in credit and debit card processing expenses, mainly due to higher transaction volumes.

•A $0.9 million increase in business promotion expenses, primarily reflecting a $1.2 million increase in sponsorship-related activities.

•A $0.6 million increase in taxes, other than income taxes, primarily related to higher expenses for sales taxes.

•A $0.5 million increase in communication expenses, primarily related to higher telephone, data connection and postage expenses.

•A $0.2 million increase in losses from OREO operations, primarily related to a $2.5 million decrease in income recognized from rental payments associated with income-producing properties. These variances were partially offset by a $1.7 million decrease in write-downs and losses on the sale of OREO properties and a $0.6 million decrease in OREO-related operating expenses, primarily taxes and repairs expenses.

Partially offset by:

•A $2.6 million decrease in the FDIC insurance premium expense, reflecting, among other things, the effect of improved earnings trends and reductions in brokered CDs.

•A $2.3 million decrease in other expenses in the table above, primarily resulting from: (i) a $1.0 million decrease in local supervisory assessments; (ii) a $0.5 million decrease in amortization of intangible assets; (iii) a $0.2 million decrease in supplies and printing; and (iv) a $0.2 million decrease in data processing and servicing fees.

2018 compared to 2017

Non-interest expenses increased by $10.1 million to $357.8 million for the year ended December 31, 2018, compared to $347.7 million for the year ended December 31, 2017. The increase was primarily due to the following:

•A $7.6 million increase in employees’ compensation and benefit expenses, primarily due to salary merit increases and adjustments related to the Corporation’s annual salary review process, higher headcount and recruiting expenses, and the effect in 2017 of expected insurance recoveries of approximately $1.4 million in connection with payroll costs incurred when Hurricanes Irma and Maria precluded employees from working during 2017. In addition, there was a $0.6 million increase related to a higher matching contribution to the employees’ retirement plans.

•A $3.5 million increase in losses from OREO operations, reflecting a $2.1 million increase in adverse fair value adjustments to the value of OREO properties and a $1.3 million increase in OREO operating expenses, which included insurance, taxes and maintenance fees, and a $0.1 million adverse variance resulting from lower income recognized from rental payments associated with income-producing commercial properties.

•A $2.3 million increase in business promotion expenses, primarily reflecting a $1.9 million increase related to advertising, marketing, public relations, promotions and sponsorship activities and a $0.9 million increase in the estimated cost of the credit card rewards program, partially offset by a decrease of $1.0 million in expenses associated with relief efforts and assistance to employees and communities after the passage of Hurricanes Irma and Maria during 2017.

•A $2.3 million increase in credit and debit card processing expenses, mainly related to higher transaction volumes.

•A $1.3 million increase in occupancy and equipment expenses, primarily due to hurricane-related expenses incurred in 2018 associated with repairs and security matters and the effect in 2017 of expected insurance recoveries for rental costs of $0.4 million that the Corporation incurred when Hurricanes Irma and Maria precluded the utilization of certain facilities during 2017.

Partially offset by:

•A $4.8 million decrease in the FDIC insurance premium expense reflecting, among other things, the effect of improved earnings trends, reductions in brokered CDs, and higher liquidity levels tied to the growth in non-interest-bearing deposits.

•A $2.4 million decrease in total professional service fees, primarily reflecting a $1.7 million decrease in attorneys’ collection efforts and appraisals and credit-related fees, and a $0.8 million decrease in external audit-related fees.

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

On March 1, 2017, the Corporation completed the applicable regulatory filings to change the tax status of its subsidiary, First Federal Finance Corp., from a taxable corporation to a limited liability company that made an election to be treated as partnership for income tax purposes in Puerto Rico. This election allowed the Corporation to realize tax benefits of its deferred tax assets associated with pass-through ordinary net operating losses available at the banking subsidiary FirstBank, which were subject to a full valuation allowance as of December 31, 2016, against now pass-through ordinary income from this profitable subsidiary.

On March 1, 2017, the Corporation also completed the applicable regulatory filing to change the tax status of its subsidiary, FirstBank Insurance, from a taxable corporation to a limited liability company that made an election to be treated as partnership for income tax purposes in Puerto Rico. This election allowed the Corporation to offset pass-through earned by FirstBank Insurance with net operating losses available at the holding company level.

On December 10, 2018, the Governor of Puerto Rico signed into law Act 257 to amend some of the provisions of the 2011 PR Code, as amended. Act 257 introduced various changes to the income tax regime in the case of individuals and corporations, and the sales and use taxes, which took effect on January 1, 2019, including, among others, (i) a reduction in the Puerto Rico maximum corporate tax rate from 39% to 37.5%; (ii) an increase in the net operating and capital losses usage limitation from 80% to 90%; (iii) amendments to the provisions related to “pass-through” entities that provide that corporations that own 50% or more of a partnership will not be able to claim a current or carryover non-partnership NOL deduction against a partnership distributable share, adversely impacting the aforementioned tax actions taken in 2017 under which the Corporation and the Bank were previously allowed to offset pass-through income earned by pass-through entities with non-partnership net operating losses at the parent company level, more significantly in connection with the pass-through income earned by FirstBank Insurance; and (iv) other limitations on certain deductions, such as meals and entertainment deductions.

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

For additional information relating to income taxes, see Note 27 – Income Taxes, to the Corporation’s consolidated financial statements included in Item 8 of this Form 10-K, including the reconciliation of the statutory to the effective income tax rate for 2019, 2018 and 2017.

2019 compared to 2018

For the year ended December 31, 2019, the Corporation recorded an income tax expense of approximately $72.0 million compared to an income tax benefit of $11.0 million for the year ended December 31, 2018. The income tax benefit for 2018 reflects, among other things, the effect of a $63.2 million partial reversal of FirstBank’s deferred tax asset valuation allowance recorded during the fourth quarter of 2018 and a $24.7 million deferred tax asset valuation release from the utilization and disallowance of NOLs that were partially or fully reserved. These benefits were partially offset by a one-time charge to the income tax expense of $9.9 million related to the remeasurement of net deferred tax assets, which is net of the $5.6 million related impact in the valuation allowance, as result of the reduction in corporate tax rates as per Act 257. The increase in the income tax expense in 2019 also reflects a higher proportion of taxable to exempt income.

After completion of the deferred tax asset valuation allowance analysis for the fourth quarter of 2019, management concluded that, as of December 31, 2019, it is more likely than not that FirstBank, the banking subsidiary, will generate sufficient taxable income to realize $206.4 million of its deferred tax assets related to NOLs within the applicable carry-forward periods. The net deferred tax assets of FirstBank amounted to $264.8 million as of December 31, 2019, net of a valuation allowance of $55.6 million, compared to a deferred tax asset of $319.8 million, net of a valuation allowance of $68.1 million, as of December 31, 2018. The positive evidence considered by management in arriving at its conclusion includes factors such as: FirstBank’s three-year cumulative income position; sustained periods of profitability; management’s proven ability to forecast future income accurately and execute tax strategies; forecasts of future profitability, under several potential scenarios that support the partial utilization of NOLs prior to their expiration from 2021 through 2024; and the utilization of NOLs over the past three-years. The negative evidence considered by management includes: uncertainties related to Puerto Rico’s economy, including considerations on the impact of hurricane recovery funds together with Puerto Rico government debt renegotiation efforts and the ultimate sustainability of the latest fiscal plan of the Puerto Rico government certified by the PROMESA oversight board.

Management’s estimate of future taxable income is based on internal projections that consider historical performance, multiple internal scenarios and assumptions, as well as external data that management believes is reasonable. If events are identified that affect the Corporation’s ability to utilize its deferred tax assets, the analysis will be updated to determine if any adjustments to the valuation allowance are required. If actual results differ significantly from the current estimates of future taxable income, even if caused by adverse macro-economic conditions, the remaining valuation allowance may need to be increased. Such an increase could have a material adverse effect on the Corporation’s financial condition and results of operations. Conversely, a higher than projected proportion of taxable income to exempt income could lead to a higher usage of available NOLs and a lower amount of disallowed NOLs from projected levels of tax-exempt income, per the 2011 PR Code, which in turn, could result in further releases from the deferred tax valuation allowance; any such decreases could have a material positive effect on the Corporation’s financial condition and results of operations.

As of December 31, 2019, approximately $92.0 million of the deferred tax assets of the Corporation are attributable to temporary differences or tax credit carry-forwards that have no expiration date, compared to $104 million as of December 31, 2018. The valuation allowance attributable to FirstBank’s deferred tax assets of $55.6 million as of December 31, 2019 is related to the estimated NOL disallowance attributable to projected levels of tax-exempt income, NOLs attributable to the Virgin Islands jurisdiction, and capital losses. The remaining balance of $30.9 million of the deferred tax asset valuation allowance non-attributable to FirstBank is mainly related to NOLs and capital losses at the holding company level. The Corporation will continue to provide a valuation allowance against its deferred tax assets in each applicable tax jurisdiction until the need for a valuation allowance is eliminated. The need for a valuation allowance is eliminated when the Corporation determines that it is more likely than not the deferred tax assets will be realized. The ability to recognize the remaining deferred tax assets that continue to be subject to a valuation allowance will be evaluated on a quarterly basis to determine if there are any significant events that would affect the ability to utilize these deferred tax assets.

The Corporation has U.S. and USVI sourced NOL carryforwards. Section 382 of the U.S. Internal Revenue Code (“Section 382”) limits the ability to utilize U.S. and USVI NOLs for income tax purposes in such jurisdictions following an event that is considered to be an “ownership change.” Generally, an “ownership change” occurs when certain shareholders increase their aggregate ownership by more than 50 percentage points over their lowest ownership percentage over a three-year testing period. Upon the occurrence of a Section 382 ownership change, the use of NOLs attributable to the period prior to the ownership change is subject to limitations and only a portion of the U.S. and USVI NOLs may be used by the Corporation to offset its annual U.S. and USVI taxable income, if any.

In 2017, the Corporation completed a formal ownership change analysis within the meaning of Section 382 covering a comprehensive period, and concluded that an ownership change had occurred during such period. The Section 382 limitation has resulted in higher U.S. and USVI income tax liabilities than the Corporation would have incurred in the absence of such limitation. The Corporation has mitigated to an extent the adverse effects associated with the Section 382 limitation as any such tax paid in the U.S. or USVI can be creditable against Puerto Rico tax liabilities or taken as a deduction against taxable income. However, our ability to reduce our Puerto Rico tax liability through such a credit or deduction depends on our tax profile for each annual taxable period, which is dependent on various factors. For 2019 and 2018, the Corporation incurred income tax expenses of approximately $4.5 million and $3.8 million, respectively, related to its U.S. operations. The limitation did not impact the USVI operations in 2019 and 2018.

2018 compared to 2017

For the year ended December 31, 2018, the Corporation recorded an income tax benefit of approximately $11.0 million compared to an income tax benefit of $5.0 million for the year ended December 31, 2017. As mentioned above, the income tax benefit for 2018 reflects, among other things, the effect of a $63.2 million partial reversal of FirstBank’s deferred tax asset valuation allowance recorded during the fourth quarter of 2018 and a $24.7 million deferred tax asset valuation release from the utilization and disallowance of NOLs that were partially or fully reserved. These benefits were partially offset by a one-time charge to the income tax expense of $9.9 million related to the remeasurement of net deferred tax assets, which is net of the $5.6 million related impact in the valuation allowance, as result of the reduction in corporate tax rates as per Act 257. The income tax benefit for 2017 was mostly attributable to the tax benefit related to hurricane-related charges and to a $13.2 million tax benefit resulting from the change in the tax status of certain subsidiaries from taxable corporations to limited liability companies that elected to be treated as partnerships for income tax purposes in Puerto Rico, as discussed above.

OPERATING SEGMENTS

Based upon the Corporation’s organizational structure and the information provided to the Chief Executive Officer of the Corporation, the operating segments are based primarily on the Corporation’s lines of business for its operations in Puerto Rico, the Corporation’s principal market, and by geographic areas for its operations outside of Puerto Rico. As of December 31, 2019, the Corporation had six reportable segments: Commercial and Corporate Banking; Consumer (Retail) Banking; Mortgage Banking; Treasury and Investments; United States operations; and Virgin Islands operations. Management determined the reportable segments based on the internal structure used to evaluate performance and to assess where to allocate resources. Other factors, such as the Corporation’s organizational chart, nature of the products, distribution channels, and the economic characteristics of the products, were also considered in the determination of the reportable segments. For additional information regarding First BanCorp.’s reportable segments, please refer to Note 36 - Segment Information, to the Corporation’s consolidated financial statements included in Item 8 of this Form 10-K.

The accounting policies of the segments are the same as those described in Note 1 - Nature of Business and Summary of Significant Accounting Policies, to the Corporation’s consolidated financial statements included in Item 8 of this Form 10-K. The Corporation evaluates the performance of the segments based on net interest income, the provision for loan and lease losses, non-interest income, and direct non-interest expenses. The segments are also evaluated based on the average volume of their interest-earning assets less the allowance for loan and lease losses. For the years ended December 31, 2019, 2018, and 2017, other operating expenses not allocated to a particular segment amounted to $125.9 million, $107.5 million, and $105.4 million, respectively. Expenses pertaining to corporate administrative functions that support the operating segment, but are not specifically attributable to or managed by any segment are not included in the reported financial results of the operating segments. The unallocated corporate expenses include certain general and administrative expenses and related depreciation and amortization expenses.

The Treasury and Investments segment lends funds to the Consumer (Retail) Banking, Mortgage Banking, Commercial and Corporate Banking and United States operations segments to finance their lending activities and borrows from those segments. The Consumer (Retail) Banking segment also lends funds to other segments. The Corporation allocates the interest rates charged or credited by Treasury and Investment and the Consumer (Retail) Banking segments based on market rates. The difference between the allocated interest income or expense and the Corporation’s actual net interest income from centralized management of funding costs is reported in the Treasury and Investments segment.

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

The highlights of the Commercial and Corporate Banking segment’s financial results for the years ended December 31, 2019, 2018 and 2017 include the following:

•Segment income before taxes for the year ended December 31, 2019 was $85.8 million compared to $46.7 million and 30.7 million for the years ended December 31, 2018 and 2017, respectively, for the reasons discussed below.

•Net interest income for the year ended December 31, 2019 was $91.3 million compared to $78.7 million and $92.0 million for the years ended December 31, 2018 and 2017, respectively. The increase in net interest income for 2019, compared to 2018, was primarily attributable to both an increase in the average balance of performing loans and higher average short-term market interest rates during 2019, compared to the 2018 levels, which was reflected in both the upward repricing of variable-rate commercial loans and higher yields on new loan originations, particularly during the first half of 2019 and the second half of 2018. The decrease in net interest income in 2018, compared to 2017, was mainly related to increases in the cost of funds borrowed from other segments resulting from higher short-term market interest rates and a decline in the average balance of commercial and construction loans in Puerto Rico, partially offset by the upward repricing of variable-rate commercial loans. The average balance of commercial and construction loans in Puerto Rico declined by $215.6 million in 2018 as compared to 2017.

•For 2019, there was a $17.6 million net loan loss reserve release, compared to charges to the provision of $4.8 million and $33.3 million for 2018 and 2017, respectively. The net loan loss reserve release in 2019 was primarily attributable to a release of approximately $10.3 million related to lower historical loss rates; (ii) loan loss recoveries of approximately $2.1 million associated with commercial and construction loans that were fully charged-off in prior periods; and (iii) a $3.4 million release associated with the effect of qualitative adjustments to account for developments in nonaccrual loans resolution strategies. The decrease in the provision for loan losses for 2018, compared to 2017, reflects the effect of net loan loss reserve releases of $6.2 million recorded in 2018 in connection with revised estimates associated with the effect of Hurricane Maria on commercial and construction loans in Puerto Rico, compared to a charge of $29.8 million recorded in 2017. This was partially offset by an $11.2 million charge to the provision related to fair value write-downs in excess of previously-established reserves on $44.4 million of nonaccrual commercial and construction loans in Puerto Rico transferred to held for sale in 2018.

•Total non-interest income for the year ended December 31, 2019 amounted to $11.7 million compared to $5.2 million and $7.2 million for the years ended December 31, 2018 and 2017, respectively. The increase in 2019, compared to 2018, was mainly related to a $5.5 million positive variance on sales and valuation adjustments on nonaccrual commercial and construction loans held for sale as the Corporation realized a $2.3 million gain in connection with $11.4 million in nonaccrual commercial and construction loans in the Puerto Rico region sold in 2019, compared to losses and fair value adjustments totaling $3.3 million recorded on the sale of approximately $34.9 million of nonaccrual commercial and construction loans sold in 2018. The decrease in 2018, compared to 2017, was mainly related to the aforementioned charges of $3.3 million related to fair value adjustments and losses realized on the sale of certain nonaccrual commercial and construction loans held for sale in 2018, partially offset by a $1.6 million increase in fee income form merchant-related transactions allocated to this operating segment.

•Direct non-interest expenses for the year ended December 31, 2019 were $34.7 million, compared to $32.4 million and $35.1 million for the years ended December 31, 2018 and 2017, respectively. The increase in 2019, compared to 2018, reflects an increase of $2.7 million in net OREO losses, primarily related to a decrease in rental income from OREO income-producing properties and a $0.7 million increase in professional service fees, partially offset by a $0.9 million decrease related to the portion of the FDIC deposit insurance premium allocated to this operating segment. The decrease in 2018, compared to 2017, reflects a $1.5 million decrease related to the portion of the FDIC deposit insurance premium allocated to this operating segment, and a $1.2 million decrease in attorneys’ collection and legal fees related to resolution efforts relating to problem loans in Puerto Rico.

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

Consumer lending historically has been mainly driven by auto loan originations. The Corporation follows a strategy of seeking to provide outstanding service to selected auto dealers that provide the channel for the bulk of the Corporation’s auto loan originations.

Personal loans, credit cards, and, to a lesser extent, boat loans also contribute to interest income generated on consumer lending. Management plans to continue to be active in the consumer loan market, applying the Corporation’s strict underwriting standards. Other activities included in this segment are finance leases and insurance activities in Puerto Rico.

The highlights of the Consumer (Retail) Banking segment’s financial results for the years ended December 31, 2019, 2018 and 2017 include the following:

•Segment income before taxes for the year ended December 31, 2019 was $138.4 million compared to $129.9 million and $57.9 million for the years ended December 31, 2018 and 2017, respectively, for the reasons discussed below.

•Net interest income for the year ended December 31, 2019 was $244.5 million compared to $217.9 million and $175.9 million for the years ended December 31, 2018 and 2017, respectively. The increase in 2019, compared to 2018, was mainly due to a $313.1 million increase in the average volume of consumer loans in Puerto Rico, partially offset by higher market interest rates on retail CDs and savings deposits. The increase in 2018, compared to 2017, was mainly due to higher income from funds loaned to other business segments due to both the growth in non-brokered deposits, mainly non-interest bearing deposits, that, among others things, served as a funding source for lending activities of other operating segments, and higher medium-term market interest rates. In addition, the average volume of consumer loans in Puerto Rico increased by $77.5 million.

•The provision for loan and lease losses for the year ended December 31, 2019 increased by $17.5 million to $41.0 million compared to the year ended December 31, 2018. The provision for loan and leases and lease losses decreased by $30.3 million to $23.5 million for the year ended December 31, 2018, compared to the year ended December 31, 2017. The increase in the provision for loan losses for 2019, compared to 2018, reflects the effect of approximately $10.8 million of consumer loan charge-offs recorded in 2018 taken against previously-established qualitative reserves associated with Hurricanes Irma and Maria in the Puerto Rico region, an increase of $1.9 million in net charge-offs (primarily related to small personal loans and certain consumer credit lines) in the Puerto Rico region, and a $4.6 million decrease in hurricane-related net loan loss reserve releases in connection with revised estimates associated with the effects of Hurricanes Irma and Maria on consumer loans in Puerto Rico, and the overall increase in the size of the auto loans, finance leases and personal loan portfolios. The decrease in the provision for loan losses for 2018, compared to 2017, reflects the effect of net loan loss reserve releases of $7.6 million recorded in 2018 in connection with revised estimates associated with the effect of Hurricanes Irma and Maria on consumer loans in Puerto Rico, compared to a charge of $23.7 million recorded in 2017.

•Non-interest income for the year ended December 31, 2019 was $51.7 million compared to $47.7 million and $43.9 million for the years ended December 31, 2018 and 2019, respectively. The increase in 2019, compared to 2018, was mainly related to an increase of $1.9 million in transaction fee income from credit and debit cards and merchant-related activities, a $1.1 million increase in insurance commission income in Puerto Rico, and a $1.4 million increase in service charges on deposits. The increase in 2018, compared to 2017, was mainly related to a $3.2 million increase in transaction fee income from ATMs and POS, and credit and debit card interchange fees.

•Direct non-interest expenses for the year ended December 31, 2019 were $116.9 million compared to $112.2 million and $108.2 million for the years ended December 31, 2018 and 2017, respectively. The increase for 2019, compared to 2018, was mainly related to a $1.3 million increase in employees’ compensation expenses, a $2.4 million increase in occupancy and equipment costs, and a $0.7 million increase in credit and debit card processing expenses related to higher transaction volumes. The increase for 2018, compared to 2017, was mainly related to a $2.2 million increase in credit and debit card processing expenses related to higher transaction volumes, a $1.1 million increase in advertising, marketing and promotion-related expenses, a $0.9 million increase in credit card rewards program costs, and a $0.7 million increase in professional service fees, partially offset by a $0.9 million decrease in the portion of the FDIC insurance premium expense allocated to this operating segment.

Mortgage Banking

The Mortgage Banking segment conducts its operations mainly through FirstBank. The segment’s operations consists of the origination, sale and servicing of a variety of residential mortgage loan products. Originations are sourced through different channels, such as FirstBank branches and purchases from mortgage bankers, and in association with new project developers. The mortgage banking segment focuses on originating residential real estate loans, some of which conform to the FHA, VA and U.S. Department of Agriculture Rural Development (“RD”) standards. Loans originated that meet the FHA’s standards qualify for the FHA’s insurance program whereas loans that meet the standards of the VA and the U.S. Department of Agriculture Rural Development (“RD”) are guaranteed by their respective federal agencies.

Mortgage loans that do not qualify under the FHA, VA, or RD programs are referred to as conventional loans. Conventional real estate loans can be conforming or non-conforming. Conforming loans are residential real estate loans that meet the standards for sale under the U.S. Federal National Mortgage Association (“FNMA”) and the U.S. Federal Home Loan Mortgage Corporation (“FHLMC”) programs. Loans that do not meet FNMA or FHLMC standards are referred to as non-conforming residential real estate loans. The Corporation’s strategy is to penetrate markets by providing customers with a variety of high quality mortgage products to serve their financial needs through a faster and simpler process and at competitive prices. The Mortgage Banking segment also acquires and sells mortgages in the secondary markets. Residential real estate conforming loans are sold to investors like FNMA and FHLMC. The Corporation has commitment authority to issue GNMA MBS.

The highlights of the Mortgage Banking segment’s financial results for the years ended December 31, 2019, 2018 and 2017 include the following:

•Segment income before taxes for the year ended December 31, 2019 was $37.3 million compared to $45.2 million and $14.7 million for the years ended December 31, 2018 and 2017, respectively, for the reasons discussed below.

•Net interest income for the year ended December 31, 2019 was $68.8 million compared to $79.4 million and $86.0 million for the years ended December 31, 2018 and 2017, respectively. The decrease in net interest income in 2019, compared to 2018, was mainly due to a $103.3 million decrease in the average balance of residential mortgage loans in Puerto Rico and increases in the cost of funds borrowed from other segments, resulting from overall higher short-term market interest rates as compared to 2018 overall levels. The decrease in net interest income in 2018, compared to 2017, was mainly due to a decrease of $92.0 million in the average balance of residential mortgage loans in Puerto Rico and increases in the cost of funds borrowed from other segments, resulting from higher short-term market interest rates.

•The provision for loan and lease losses for 2019 was $13.5 million compared to $13.1 million and $47.7 million for the years ended December 31, 2018 and 2017, respectively. The increase in the provision for 2019, compared to 2018, was mainly due to less favorable downward adjustments to the reserve related to changes in volume, severity of past due loans, and TDR loans, as compared to adjustments recorded in 2018, and the effect of updated appraisals in 2019 resulting in lower estimated collateral values. The decrease in the provision for 2018, compared to 2017, was mainly due to the effect in 2017 of a $12.3 million charge related to inherent losses associated with the effect of Hurricane Maria on residential mortgage loans in Puerto Rico, declines in charge-offs, nonaccrual, and delinquent loan levels, the overall decrease in the size of this portfolio, and the effect in 2017 of adjustments to the loss severity estimates used in the calculation of the general reserve.

•Non-interest income for the year ended December 31, 2019 was $16.8 million compared to $17.1 million and $12.8 million for the years ended December 31, 2018 and 2017, respectively. The decrease in 2019, compared to 2018, was mainly due to the effect in 2018 of adjustments totaling $1.3 million recorded to decrease the valuation allowance relating to mortgage servicing rights and a $1.7 million increase in the mortgage servicing rights amortization expense. These variances were partially offset by an increase of $2.4 million in realized gains from sales of residential mortgage loans. The increase in 2018, compared to 2017, was mainly due to a positive net variance of $2.9 million related to adjustments recorded against the valuation allowance of mortgage servicing rights, and a $1.1 million increase in mortgage servicing fees.

•Direct non-interest expenses for the year ended December 31, 2019 were $34.8 million compared to $38.2 million and $36.4 million for the years ended December 31, 2018 and 2017, respectively. The decrease in 2019, compared to 2018, was mainly related to a $0.9 million decrease in the portion of the FDIC insurance premium allocated to this operating segment and a $2.7 million decrease in losses on OREO operations. The increase in 2018, compared to 2017, was mainly related to a $4.3 million increase in losses on OREO operations, partially offset by a $1.7 million decrease in the portion of the FDIC insurance premium allocated to this operating segment, and a $0.6 million decrease in professional service fees.

Treasury and Investments

The Treasury and Investments segment is responsible for the Corporation’s treasury and investment management functions. The treasury function, which includes funding and liquidity management, lends funds to the Commercial and Corporate Banking segment, the Mortgage Banking segment, the Consumer (Retail) Banking and the United States operations segment to finance their respective lending activities and borrows from those segments. The Treasury function also obtains funds through wholesale channels, such as brokered deposits, advances from the FHLB, and repurchase agreements with investment securities, among others.

The investment function is intended to implement a leverage strategy for the purposes of liquidity management, interest rate risk management and earnings enhancement.

The interest rates charged or credited by Treasury and Investments are based on market rates.

The highlights of the Treasury and Investments segment’s financial results for the years ended December 31, 2019, 2018, and 2017 include the following:

•Segment income before taxes for the year ended December 31, 2019 amounted to $70.7 million compared to $61.2 million and $41.8 million for the years ended December 31, 2018 and 2017, respectively, for the reasons discussed below.

•Net interest income for the year ended December 31, 2019 was $73.6 million compared to net interest income of $61.6 million and $55.4 million for the years ended December 31, 2018 and 2017, respectively. The increase in net interest income in 2019, compared to 2018, was mainly related to the decrease in the average balance of brokered CDs and repurchase agreements and the benefit of the overall higher Federal Funds target rate levels in 2019 that resulted in higher interest income on deposits maintained at the New York FED. The increase in net interest income in 2018, compared to 2017, was mainly related to the gradual reinvestment of liquidity into higher-yielding U.S. agencies MBS and debt securities and the decrease in the average balance of brokered CDs, partially offset by lower income from funds loaned to other business segments due to the overall decrease in the average volume of commercial and residential mortgage loans in Puerto Rico and a higher proportion of the lending activities of other operating segments being funded by the growth in non-interest bearing deposits of the Consumer (Retail) Banking operating segment.

•Non-interest loss for the year ended December 31, 2019 amounted to $0.2 million, compared to non-interest income of $2.5 million and non-interest loss of $10.2 million for the years ended December 31, 2018 and 2017, respectively. The non-interest loss reported in 2019 consisted primarily of the $0.5 million OTTI charge recorded on private label MBS. The non-interest income reported in 2018 consisted primarily of the $2.3 million gain on the repurchase and cancellation of $7.3 million in TRUPs. The loss for 2017 was driven by OTTI charges on Puerto Rico government debt securities of $12.2 million, partially offset by the $1.4 million gain on the repurchase and cancellation of $7.3 million in TRUPs.

•Direct non-interest expenses for 2019 were $2.7 million compared to $3.0 million and $3.4 million for the years ended December 31, 2018 and 2017, respectively. The decrease in non-interest expense in 2019, compared to 2018, was mainly related to a $0.3 million decrease in supervisory assessment fees allocated to this operating segment. The decrease in 2018, compared to 2017, was mainly related to a decrease in professional service fees of $0.4 million.

United States Operations

The United States Operations segment consists of all banking activities conducted by FirstBank on the U.S. mainland. FirstBank provides a wide range of banking services to individual and corporate customers primarily in southern Florida through 10 banking branches. The United States Operations segment offers an array of both consumer and commercial banking products and services. Consumer banking products include checking, savings and money market accounts, retail CDs, internet banking services, residential mortgages, and home equity loans and lines of credit. Retail deposits, as well as FHLB advances and brokered CDs, allocated to this operation serve as funding sources for its lending activities.

The commercial banking services include checking, savings and money market accounts, retail CDs, internet banking services, cash management services, remote data capture and automated clearing house, or ACH, transactions. Loan products include the traditional commercial and industrial (“C&I”) and commercial real estate products, such as lines of credit, term loans and construction loans.

The highlights of the United States operations segment’s financial results for the years ended December 31, 2019, 2018, and 2017 include the following:

•Segment income before taxes for the year ended December 31, 2019 was $24.0 million compared to $16.6 million and $16.0 million for the years ended December 31, 2018 and 2017, respectively, for the reasons discussed below.

•Net interest income for the year ended December 31, 2019 was $62.5 million compared to $59.1 million and $49.2 million for the years ended December 31, 2018 and 2017, respectively. The increase in 2019, compared to 2018, was mainly due to a $175.0 million increase in the average volume of loans in the United States, partially offset by an increase in interest expense associated to higher average volumes of FHLB advances and brokered CDs allocated to this operating segment. The increase in 2018, compared to 2017, was mainly due to a $175.4 million increase in the average volume of loans in the United States, primarily commercial and construction loans, and the upward repricing of variable-rate commercial loans.

•The Corporation recognized a provision for loan losses for this operating segment of $7.3 million for the year ended December 31, 2019, compared to $11.9 million and $3.6 million for the years ended December 31, 2018 and 2017, respectively. The variances in the provision for loan losses primarily reflects the effect in 2018 of a $9.2 million charge to the specific reserve of a commercial mortgage loan designated as impaired in 2018, partially offset by the overall increase in the size of the loan portfolio.

•Total non-interest income for the year ended December 31, 2019 amounted to $2.8 million compared to $3.0 million and $2.7 million for the years ended December 31, 2018 and 2017, respectively. The variances in non-interest income primarily reflect the effect of a $0.2 million gain realized on $9.8 million of seasoned residential mortgage loans sold to FNMA in 2018.

•Direct non-interest expenses for the year ended December 31, 2019 were $34.1 million compared to $33.6 million and $32.2 million for the years ended December 31, 2018 and 2017, respectively. The increase in 2019, compared to 2018, was mainly due to a $0.5 million increase in occupancy equipment costs and a $0.5 million increase in professional service fees, partially offset by a $0.3 million decrease in the allocation of the FDIC insurance premium expense. The increase in 2018, compared to 2017, was mainly due to an increase of $1.4 million in employees’ compensation and benefits, and a $0.4 million increase in professional service fees, partially offset by a $0.6 million decrease in the allocation of the FDIC insurance premium expense.

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

Loans to consumers include auto and boat loans, lines of credit, and personal and residential mortgage loans. Deposit products include interest-bearing and non-interest bearing checking and savings accounts, IRAs, and retail CDs. Retail deposits gathered through each branch serve as the funding sources for its own lending activities.

The highlights of the Virgin Islands operations’ financial results for the years ended December 31, 2019, 2018 and 2017 include the following:

•Segment income before taxes for the year ended December 31, 2019 was $9.1 million compared to a loss of $1.4 million and income of $6.3 million for the years ended December 31, 2018 and 2017, respectively, for the reasons discussed below.

•Net interest income for the year ended December 31, 2019 was $26.3 million compared to $28.7 million and $33.2 million for the years ended December 31, 2018 and 2017, respectively. The decrease in net interest income in 2019, compared to 2018, was mainly related to a $50.0 million decrease in the average balance of commercial and construction loans and a $24.5 million decrease in the average balance of residential mortgage loans. The decrease in net interest income in 2018, compared to 2017, was mainly related to a $39.5 million decrease in the average balance of commercial and construction loans and a $23.1 million decrease in the average balance of residential mortgage loans.

•The Corporation recognized a net loan loss reserve release for this segment of $4.0 million for the year ended December 31, 2019, compared to a provision of $6.0 million and $5.8 million for the years ended December 31, 2018 and 2017, respectively. The net loan loss reserve release in 2019 was primarily related to a $2.9 million release associated with the effect of qualitative adjustments to account for developments in nonaccrual loans resolution strategies and a $1.7 million loan loss recovery on a commercial and industrial loan charged off in prior periods. The slight increase in the provision for 2018, compared to 2017, was mainly related to charges of $7.4 million recorded in 2018 associated with developments in problem loan resolution strategies, including a $4.5 million charge related to a fair value write-down in excess of a previously-established reserve on a $30.0 million construction loan transferred to held for sale, partially offset by the effect in 2017 of a $5.6 million charge related to inherent losses associated with the effect of Hurricane Irma in the USVI and the BVI.

•Non-interest income for the year ended December 31, 2019 was $7.7 million, compared to $6.8 million and $6.0 million for the years ended December 31, 2018 and 2017, respectively. The increase in 2019, compared to 2018, was mainly related to a $0.2 million increase in fee-based income from credit and debit cards as well as merchant-related activities and a $0.6 million increase associated with hurricane-related insurance recoveries in excess of previously incurred losses. The increase in 2018, compared to 2017, was mainly related to a $0.5 million increase in fee-based income from ATMs, POS, credit and debit cards, and merchant-related activities.

•Direct non-interest expenses for the year ended December 31, 2019 were $29.0 million compared to $31.0 million and $27.0 million for the years ended December 31, 2018 and 2017, respectively. The decrease in 2019, compared to 2018, was mainly due to a $2.7 million decrease in occupancy and equipment costs associated, in part, to hurricane-related insurance recoveries of $0.5 million recorded for this operating segment, and the effect in 2018 of approximately $1.3 million of hurricane-related expenses associated with repairs and security matters. The increase in 2018, compared to 2017, was mainly due to a $2.2 million increase in occupancy and equipment costs, including $1.3 million of hurricane-related expenses incurred in 2018 associated with repairs and security matters, a $0.7 million increase in employees’ compensation and benefits, and a $0.7 million increase in professional services fees.

FINANCIAL CONDITION AND OPERATING DATA ANALYSIS

Financial Condition

The following table presents an average balance sheet of the Corporation for the following years:

	December 31,
	2019	2018	2017
(In thousands)
ASSETS
Interest-earning assets:
Money market and other short-term investments	$649,065	$623,892	$416,578
U.S. and Puerto Rico government obligations	632,959	799,358	687,076
MBS	1,382,589	1,347,979	1,278,968
FHLB stock	40,661	40,389	40,458
Other investments	3,403	2,881	2,702
Total investments	2,708,677	2,814,499	2,425,782

Residential mortgage loans	3,043,672	3,179,487	3,260,715
Construction loans	97,605	117,993	140,038
Commercial loans	3,731,499	3,629,329	3,723,356
Finance leases	370,566	287,400	242,303
Consumer loans	1,738,745	1,512,984	1,480,265
Total loans	8,982,087	8,727,193	8,846,677
Total interest-earning assets	11,690,764	11,541,692	11,272,459
Total non-interest-earning assets (1)	761,370	664,509	700,818
Total assets	$12,452,134	$12,206,201	$11,973,277

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing checking accounts	$1,320,458	$1,288,240	$1,116,273
Savings accounts	2,377,508	2,364,774	2,394,708
Retail CDs	2,540,289	2,404,764	2,397,443
Brokered CDs	500,766	816,229	1,296,479
Interest-bearing deposits	6,739,021	6,874,007	7,204,903
Other borrowed funds	294,798	352,729	514,035
FHLB advances	715,433	705,000	680,975
Total interest-bearing liabilities	7,749,252	7,931,736	8,399,913
Total non-interest-bearing liabilities (2)	2,542,708	2,379,789	1,731,036
Total liabilities	10,291,960	10,311,525	10,130,949

Stockholders' equity:
Preferred stock	36,104	36,104	36,104
Common stockholders' equity	2,124,070	1,858,572	1,806,224
Stockholders' equity	2,160,174	1,894,676	1,842,328
Total liabilities and stockholders' equity	$12,452,134	$12,206,201	$11,973,277
_________
(1) Includes, among other things, the allowance for loan and lease losses and the valuation of available-for-sale investment securities.
(2) Includes, among other things, non-interest bearing deposits.

The Corporation’s total average assets were $12.5 billion for the year ended December 31, 2019 compared to $12.2 billion for 2018, an increase of $245.9 million. The variance primarily reflects an increase of $254.9 in the average volume of loans, primarily consumer and commercial loans, and an increase of $96.9 million in the average balance of non-interest-earning assets, mainly due to ROU asset for operating leases, amounting to $61.3 million as of December 31, 2019, in connection with the adoption of ASU 2016-02, in the first quarter of 2019, partially offset by a decrease of $131.0 million in the average balance of investment securities, driven by U.S. agencies bonds that matured or were called prior to maturity.

The Corporation’s total average liabilities were $10.3 billion as of December 31, 2019, a decrease of $19.6 million compared to December 31, 2018. The decrease was mainly related to a $315.5 million decrease in the average balance of brokered CDs, and a decrease of $55.4 in the average balance of repurchase agreements, partially offset by a $336.3 million increase in the average balance of non-brokered deposits, including an increase of $180.5 million in the average balance of interest-bearing deposits and a $155.8 million increase in the average balance of non-interest bearing deposits.

Assets

The Corporation’s total assets were $12.6 billion as of December 31, 2019, an increase of $367.7 million from December 31, 2018. The increase was primarily related to a $168.5 million increase in total investment securities, driven by purchases of $750.5 million of U.S. agencies MBS and bonds and a $47.2 million increase in the fair value of available-for sale investment securities, partially offset by $371.3 million of U.S. agencies bonds that matured or were called prior to maturity, prepayments of $239.2 million of U.S. agencies MBS and bonds, and a $7.8 million decrease in investment in FHLB stock. In addition, the increase, as further discussed below, reflected a $140.4 million increase in total loans, the aforementioned effect of the recognition of a ROU asset for operating leases, amounting to $61.3 million as of December 31, 2019, and a $57.9 million increase in cash and cash equivalents.

Loans Receivable, including Loans Held for Sale

The following table presents the composition of the loan portfolio, including loans held for sale, as of year-end for each of the last five years.

	2019	2018	2017	2016	2015
(In thousands)
Residential mortgage loans	$2,933,773	$3,163,208	$3,290,957	$3,296,031	$3,344,719
Commercial loans:
Commercial mortgage loans (1)	1,444,586	1,522,662	1,614,972	1,568,808	1,537,806
Construction loans (1)	111,317	79,429	111,397	124,951	156,195
Commercial and Industrial loans (1)	2,230,876	2,148,111	2,083,253	2,180,455	2,246,513
Total commercial loans	3,786,779	3,750,202	3,809,622	3,874,214	3,940,514
Finance leases	414,532	333,536	257,462	233,335	229,165
Consumer loans	1,867,121	1,611,177	1,492,435	1,483,293	1,597,984
Total loans held for investment	9,002,205	8,858,123	8,850,476	8,886,873	9,112,382
Less:
Allowance for loan and lease losses	(155,139)	(196,362)	(231,843)	(205,603)	(240,710)
Total loans held for investment, net	8,847,066	8,661,761	8,618,633	8,681,270	8,871,672
Loans held for sale (1)	39,477	43,186	32,980	50,006	35,869
Total loans, net	$8,886,543	$8,704,947	$8,651,613	$8,731,276	$8,907,541

(1)During the first and third quarters of 2018, the Corporation transferred $74.4 million (net of fair value write-downs of $22.2 million recorded at the time of the transfers) in nonaccrual loans to held for sale. Loans transferred to held for sale consisted of nonaccrual commercial mortgage loans totaling $39.6 million (net of fair value write-downs of $13.8 million), nonaccrual construction loans totaling $33.0 million (net of fair value write-downs of $6.7 million) and nonaccrual commercial and industrial loans totaling $1.8 million (net of fair value write-downs of $1.7 million). All of these loans were subsequently sold or paid in full during 2018 and 2019.

Lending Activities

As of December 31, 2019, the Corporation’s total loan portfolio, before allowance, amounted to $9.0 billion, an increase of $140.4 million when compared to December 31, 2018. The increase consisted of a $109.9 million increase in the Puerto Rico region and a $45.3 million increase in the Florida region, partially offset by a $14.8 million decrease in the Virgin Islands region. On a portfolio basis, the increase consisted of a $336.9 million increase in consumer loans and a $20.5 million increase in commercial and construction loans, partially offset by a $217.0 million decrease in the residential mortgage loan portfolio.

The increase in total loans in the Puerto Rico region consisted of a $352.0 million growth in consumer loans, partially offset by a reduction of $168.5 million in residential mortgage loans and a $73.6 million decrease in commercial and constructions loans. The decrease in commercial and construction loans was mainly related to the early payoff of two large criticized commercial mortgage loans totaling $120.4 million, the early payoff of three large commercial and industrial relationships totaling $37.0 million, the sale of three commercial and industrial loan participations totaling $48.2 million, sales and repayments of nonaccrual commercial and construction loans held for sale totaling $16.1 million, and charge-offs recorded during 2019. These variances were partially offset by certain large originations during 2019, including a $94.3 million increase resulting from two new commercial mortgage loans, a $45.8 million increase in the balance of floor plan credit facilities, and the refinancing of a loan that resulted in an increase of $21.9 million in the exposure to a commercial mortgage relationship. The decrease in residential mortgage loans in Puerto Rico primarily reflects the effect of collections, charge-offs and approximately $36.1 million of foreclosures recorded in 2019, which exceeded the volume of non-conforming residential mortgage loan originations and was aligned, in part, with the strategy of reducing the volume of residential mortgage loans. The increase in consumer loans was driven by new loan originations.

The increase in total loans in the Florida region consisted of a $90.6 million growth in commercial and construction loans, despite the resolution of a $42.9 million nonaccrual commercial mortgage loan for which a $31.5 million payment was received and an $11.4 million charge-off was recorded in 2019, partially offset by reductions of $27.2 million in residential mortgage loans and $18.1 million in consumer loans. In recent years, the Corporation has invested in facilities, increased its resources dedicated to commercial and corporate banking functions and invested in a technology platform in Florida since the Corporation expects to achieve continued growth in this region.

The decrease in total loans in the Virgin Islands region consisted of a $21.4 million decrease in residential mortgage loans, partially offset by a $3.6 million increase in commercial and construction loans and a $3.1 million increase in consumer loans. The increase in commercial and construction loans was driven by the origination of a $4.6 million commercial and industrial term loan in the first quarter of 2019.

As of December 31, 2019, the loans held for investment portfolio was comprised of commercial and construction loans (42%), residential real estate loans (33%), and consumer and finance leases (25%). Of the total gross loan portfolio held for investment of $9.0 billion as of December 31, 2019, the Corporation had credit risk concentration of approximately 74% in the Puerto Rico region, 21% in the United States region (mainly in the state of Florida), and 5% in the Virgin Islands region, as shown in the following table:

As of December 31, 2019	Puerto Rico	Virgin Islands	United States	Total
(In thousands)
Residential mortgage loans	$2,136,818	$230,769	$566,186	$2,933,773
Commercial mortgage loans	1,012,523	67,377	364,686	1,444,586
Construction loans	36,102	12,144	63,071	111,317
Commercial and Industrial loans	1,285,594	105,819	839,463	2,230,876
Total commercial loans	2,334,219	185,340	1,267,220	3,786,779
Finance leases	414,532	-	-	414,532
Consumer loans	1,776,675	49,924	40,522	1,867,121
Total loans held for investment, gross	$6,662,244	$466,033	$1,873,928	$9,002,205
Loans held for sale	33,709	350	5,418	39,477
Total loans, gross	$6,695,953	$466,383	$1,879,346	$9,041,682

As of December 31, 2018	Puerto Rico	Virgin Islands	United States	Total
(In thousands)
Residential mortgage loans	$2,313,230	$252,363	$597,615	$3,163,208
Commercial mortgage loans	1,014,023	74,585	434,054	1,522,662
Construction loans	26,069	11,303	42,057	79,429
Commercial and Industrial loans	1,351,661	95,900	700,550	2,148,111
Total commercial loans	2,391,753	181,788	1,176,661	3,750,202
Finance leases	333,536	-	-	333,536
Consumer loans	1,505,720	46,838	58,619	1,611,177
Total loans held for investment, gross	$6,544,239	$480,989	$1,832,895	$8,858,123
Loans held for sale	41,794	199	1,193	43,186
Total loans, gross	$6,586,033	$481,188	$1,834,088	$8,901,309

FirstBanCorp. relies primarily on its retail network of branches to originate residential and consumer personal loans. The Corporation supplements its residential mortgage originations with wholesale servicing released mortgage loan purchases from mortgage bankers. The Corporation manages its construction and commercial loan originations through centralized units and most of its originations come from existing customers, as well as through referrals and direct solicitations.

The following table sets forth certain additional data (including loan production) related to the Corporation’s loan portfolio net of the allowance for loan and lease losses as of the dates indicated:
	For the Year Ended December 31,
	2019	2018	2017	2016	2015
(Dollars in thousands)
Beginning balance as of January 1	$8,704,947	$8,651,613	$8,731,276	$8,907,541	$8,954,976
Residential real estate loans originated
and purchased	491,210	531,971	549,147	749,653	703,749
Construction loans originated and
purchased	69,440	65,243	58,103	19,019	32,604
C&I and commercial mortgage loans
originated and purchased	2,411,863	1,737,366	1,729,659	1,601,618	1,734,233
Finance leases originated	178,986	164,334	93,670	87,246	84,978
Consumer loans originated and purchased	1,194,650	991,950	785,516	780,148	835,719
Total loans originated and purchased	4,346,149	3,490,864	3,216,095	3,237,684	3,391,283
Loans acquired from Doral Bank	-	-	-	-	311,410
Sales of loans	(433,079)	(420,549)	(375,754)	(514,489)	(598,840)
Repayments and prepayments	(3,717,874)	(2,959,438)	(2,788,758)	(2,801,024)	(2,970,373)
Other decreases (1)	(13,600)	(57,543)	(131,246)	(98,436)	(180,915)
Net increase (decrease)	181,596	53,334	(79,663)	(176,265)	(47,435)
Ending balance as of December 31	$8,886,543	$8,704,947	$8,651,613	$8,731,276	$8,907,541

Percentage increase (decrease)	2.09%	0.62%	(0.91)%	(1.98)%	(0.53)%
_____________

(1)Includes, among other things, the change in the allowance for loan and lease losses and cancellation of loans due to the repossession of the collateral and loans repurchased.

Residential Real Estate Loans

As of December 31, 2019, the Corporation’s residential mortgage loan portfolio held for investment decreased by $229.4 million, as compared to the balance as of December 31, 2018, reflecting reductions in all regions as principal repayments, charge-offs, and foreclosures exceeded the volume of new non-conforming residential mortgage loan originations. The residential mortgage loan portfolio held for investment decreased by $176.4 million in the Puerto Rico region, $31.4 million in the Florida region, and $21.6 million in the Virgin Islands region. Approximately 85% of the $401.3 million in residential mortgage loans originated in Puerto Rico during 2019 consisted of conforming loan originations and refinancings.

The majority of the Corporation’s outstanding balance of residential mortgage loans in Puerto Rico and in the Virgin Islands regions consisted of fixed-rate loans that traditionally carry higher yields than residential mortgage loans in the Florida region. In the Florida region, approximately 57% of the residential mortgage loan portfolio consisted of adjustable-rate mortgages. In accordance with the Corporation’s underwriting guidelines, residential mortgage loans are primarily fully-documented loans, and the Corporation does not originate negative amortization loans.

Residential mortgage loan originations and purchases for the year ended December 31, 2019 amounted to $491.2 million compared to $532.0 million and $549.1 million for the years ended December 31, 2018 and 2017, respectively. These statistics include purchases from mortgage bankers of $18.8 million for the year ended December 31, 2019, compared to $46.1 million and $58.9 million for the years ended December 31, 2018 and 2017, respectively. The decrease in residential mortgage loan originations in 2019, compared to 2018, includes reductions of $19.3 million, $15.7 million, and $5.8 million in the Puerto Rico, Florida, and Virgin Islands regions, respectively. The decrease in the Puerto Rico region was primarily related to a $27.3 million decrease in purchases of residential mortgage loans from mortgage bankers. The lower volume of residential mortgage loan originations in 2018, compared to 2017, consisted of a $62.8 million decline in the Florida region, partially offset by a $45.5 million increase in the Puerto Rico region. Loan originations in 2017 were adversely affected by disruptions in economic activity associated with Hurricanes Irma and Maria, primarily in the Puerto Rico region.

Commercial and Construction Loans

As of December 31, 2019, the Corporation’s commercial and construction loan portfolio, including loans held for sale, increased by $20.5 million to $3.8 billion, as compared to the balance as of December 31, 2018. In the Florida region, commercial and construction loans increased by $90.6 million, mainly attributable to new loan originations, despite the aforementioned resolution of a $42.9 million nonaccrual commercial mortgage loan. The commercial and construction loan portfolio in the Virgin Islands region increased by $3.6 million. As explained above, the decrease in the Puerto Rico region of $73.6 million was mainly related to the early payoff of two large criticized commercial mortgage loans totaling $120.4 million, the early payoff of three large commercial and industrial relationships totaling $37.0 million, the sale of three commercial and industrial loan participations totaling $48.2 million, sales and repayments of nonaccrual commercial and construction loans held for sale totaling $16.1 million, and charge-offs recorded during 2019. These variances were partially offset by certain large originations during 2019, including a $94.3 million increase resulting from two new commercial mortgage loans, a $45.8 million increase in the balance of floor plan credit facilities, and the refinancing of a loan that resulted in an increase of $21.9 million in the exposure to a commercial mortgage relationship.

As of December 31, 2019, the Corporation had $57.7 million outstanding in loans extended to the Puerto Rico government, its municipalities and public corporations, compared to $61.6 million as of December 31, 2018. Approximately $43.8 million of the outstanding loans as of December 31, 2019 consisted of loans extended to municipalities in Puerto Rico, which in most cases are supported by assigned property tax revenues. The vast majority of revenues of the municipalities included in the Corporation’s loan portfolio are independent of the Puerto Rico central government. These municipalities are required by law to levy special property taxes in such amounts as are required for the payment of all of their respective general obligation bonds and notes. Late in 2015, the GDB and the Municipal Revenue Collection Center (“CRIM”) signed and perfected a deed of trust. Through this deed, the Puerto Rico Fiscal Agency and Financial Advisory Authority, as fiduciary, is bound to keep the CRIM funds separate from any other deposits and must distribute the funds pursuant to applicable law. The CRIM funds are deposited at another commercial depository financial institution in Puerto Rico. In addition to loans extended to municipalities, the Corporation’s loan exposure to the Puerto Rico government as of December 31, 2019 included a $13.8 million loan granted to an affiliate of PREPA.

The Corporation also has credit exposure to USVI government entities. As of December 31, 2019, the Corporation had $64.1 million in loans to USVI government instrumentalities and public corporations, compared to $55.8 million as of December 31, 2018. Of the amount outstanding as of December 31, 2019, public corporations of the USVI owed approximately $40.8 million and an independent instrumentality of the USVI government owed approximately $23.2 million. As of December 31, 2019, all loans were performing and up to date on principal and interest payments.

As of December 31, 2019, the Corporation’s total exposure to shared national credit (“SNC”) loans (including unused commitments) amounted to $820.4 million. As of December 31, 2019, approximately $152.4 million of the SNC exposure related to the portfolio in the Puerto Rico region and $668.0 million related to the portfolio in the Florida region.

Commercial and construction loan originations (excluding government loans) amounted to $2.4 billion for the year ended December 31, 2019 and $1.8 billion for each of the years ended December 31, 2018 and 2017. The increase of $673.3 million, when compared to 2018, reflects increases of $464.5 million, $201.9 million, and $6.9 million in the Puerto Rico, Florida, and the Virgin Islands regions, respectively. The increase in the Puerto Rico region reflects, among other things, a higher dollar amount of refinancings and renewals and a $167.7 million increase in utilization of floor plan lines of credit. Commercial and construction loan originations (excluding government loans) decreased by $19.4 million in 2018, compared to 2017, reflecting a decrease of $27.5 million in the Florida region, partially offset by increases of $6.3 million and $1.4 million in the Puerto Rico and the Virgin Islands regions, respectively.

Government loan originations for 2019 amounted to $40.0 million, compared to $34.6 million for 2018. The Corporation did not originate any government loans in 2017. Government loan originations in 2019 were mainly related to refinancings and renewals of certain credit facilities in the Virgin Islands region totaling $27.8 million and the utilization of an arranged overdraft line of credit of a government entity in the Virgin Islands region. Government loan originations in 2018 were mainly related to a $15.0 million loan extended to a municipality in Puerto Rico and the utilization of the aforementioned arranged overdraft line of a government entity in the Virgin Islands region.

The composition of the Corporation’s construction loan portfolio held for investment as of December 31, 2019 by category and geographic location follows:

As of December 31, 2019
	Puerto Rico	Virgin Islands	United States	Total
(In thousands)
Loans for residential housing projects:
Mid-rise (1)	$514	$956	$-	$1,470
Single-family, detached	246	797	6,267	7,310
Total for residential housing projects	760	1,753	6,267	8,780
Construction loans to individuals secured by residential properties	48	473	-	521
Loans for commercial projects	22,827	8,160	54,536	85,523
Land loans - residential	7,193	1,758	2,268	11,219
Land loans - commercial	5,274	-	-	5,274
Total construction loan portfolio, gross	36,102	12,144	63,071	111,317
Allowance for loan losses	(1,706)	(655)	(9)	(2,370)
Total construction loan portfolio, net	$34,396	$11,489	$63,062	$108,947

(1) Mid-rise relates to buildings of up to 7 stories.

The following table presents further information related to the Corporation’s construction portfolio as of and for the year ended December 31, 2019:

(Dollars in thousands)
Total undisbursed funds under existing commitments	$185,569
Construction loans held for investment in nonaccrual status	$9,782
Net charge offs (recoveries) - Construction loans	$(274)
Allowance for loan losses - Construction loans	$2,370
Nonaccrual construction loans to total construction loans	8.79%
Allowance for loan losses - construction loans to total construction loans held for investment	2.13%
Net charge-offs (annualized) to total average construction loans (1)	(0.28)%

(1)Loan loss recoveries exceeded charge-offs during 2019.

Consumer Loans and Finance Leases

As of December 31, 2019, the Corporation’s consumer loan and finance lease portfolio increased by $336.9 million to $2.3 billion, as compared to the portfolio balance of $1.9 billion as of December 31, 2018. The increase primarily reflects increases in auto loans, finance leases, personal loans, and credit card loans, which increased by $188.4 million, $81.0 million, $48.7 million, and $28.3 million, respectively, partially offset by reductions in home equity lines of credit and boat loans of $5.7 million and $3.8 million, respectively. The increase was primarily associated with consumer loan originations in the Puerto Rico region during 2019.

Originations of auto loans (including finance leases) in 2019 amounted to $704.8 million, compared to $588.3 million in 2018 and $388.8 million in 2017. The increase in 2019, compared to 2018, was primarily attributable to the Puerto Rico region, which had an increase of $135.6 million, partially offset by a decrease of $19.1 million in the Florida region. The increase in 2018, compared to 2017, was primarily reflected in the Puerto Rico and the Virgin Islands regions with increases of $196.8 million and $4.1 million, respectively, partially offset by a $1.5 million reduction in the Florida region. Personal loan originations in 2019, other than credit cards, amounted to $267.1 million, compared to $225.6 million in 2018 and $183.7 million in 2017. The utilization activity on the outstanding credit card portfolio in 2019 amounted to approximately $401.8 million, compared to $342.4 million in 2018 and $306.6 million in 2017.

Investment Activities

As part of its liquidity, revenue diversification and interest rate risk strategies, First BanCorp. maintains an investment portfolio that is classified as available for sale or held to maturity. The Corporation’s total available-for-sale investment securities portfolio as of December 31, 2019 amounted to $2.1 billion, a $181.0 million increase from December 31, 2018. The increase was mainly driven by purchases of $750.5 million of U.S. agencies MBS and bonds during the 2019 and a $47.2 million increase in the fair value of available-for sale investment securities, primarily attributable to changes in market interest rates, partially offset by $371.3 million of U.S. agencies bonds that matured or were called prior to maturity and prepayments of $239.2 million of U.S. agencies MBS and bonds.

As of December 31, 2019, approximately 99% of the Corporation’s available-for-sale securities portfolio was invested in U.S. government and agencies debentures and fixed-rate GSEs MBS (mainly GNMA, FNMA and FHLMC fixed-rate securities). In addition, as of December 31, 2019, the Corporation owned bonds of the Puerto Rico Housing Finance Authority (“PRHFA”), classified as available for sale, in the aggregate amount of $8.2 million, carried on the Corporation’s books at their aggregate fair value of $7.3 million. Approximately $4.2 million (fair value - $3.0 million) of these bonds consisted of a residential pass-through mortgage-backed security issued by the PRHFA that is collateralized by second mortgages originated under a program launched by the Puerto Rico government in 2010. This bond was structured as a zero-coupon bond for the first ten years (up to July 2019).

As of December 31, 2019, the Corporation’s held-to-maturity investment securities portfolio amounted to $138.7 million, down $6.1 million from December 31, 2018. Held-to-maturity investment securities consisted of financing arrangements with Puerto Rico municipalities issued in bond form, which the Corporation accounts for as securities, but underwrites as loans with features that are typically found in commercial loans. These obligations typically are not issued in bearer form, are not registered with the SEC, and are not rated by external credit agencies. These bonds have seniority to the payment of operating costs and expenses of the municipality and are supported by assigned property tax revenues. Approximately 70% of the Corporation’s municipality bonds consisted of obligations issued by three of the largest municipalities in Puerto Rico. The municipalities are required by law to levy special property taxes in such amounts as are required for the payment of all of their respective general obligation bonds and loans. During 2019, the Corporation received scheduled principal payments amounting to approximately $6.0 million from these Puerto Rico municipal bonds.

See “Risk Management – Exposure to Puerto Rico Government” below for information and details about the Corporation’s total direct exposure to the Puerto Rico government, including municipalities.

The following table presents the carrying value of investments as of December 31, 2019 and 2018:

	2019	2018
(In thousands)
Money market investments	$97,708	$7,590

Investment securities available for sale, at fair value:
U.S. government and agencies obligations	332,199	608,656
Puerto Rico government obligations	7,322	6,952
MBS	1,783,504	1,326,460
Other	500	500
Total investment securities available for sale, at fair value	2,123,525	1,942,568

Investment securities held to maturity, at amortized cost:
Puerto Rico municipal bonds	138,675	144,815
Equity securities, including $34.1 million and $41.9 million of FHLB stock
as of December 31, 2019 and 2018, respectively	38,249	44,530
Total money market investments and investment securities	$2,398,157	$2,139,503

MBS as of December 31, 2019 and 2018 consisted of:

	2019	2018
(In thousands)
Available for sale:
FHLMC certificates	$509,210	$349,778
GNMA certificates	312,882	182,777
FNMA certificates	869,417	714,044
Collateralized mortgage obligations issued or
guaranteed by FHLMC, FNMA or GNMA	80,879	65,947
Private label MBS	11,116	13,914
Total MBS	$1,783,504	$1,326,460

The carrying values of investment securities classified as available for sale and held to maturity as of December 31, 2019 by contractual maturity (excluding MBS) are shown below:

	Carrying Amount	Weighted-average yield %
(In thousands)
U.S. government and agencies obligations
Due within one year	$93,296	1.67
Due after one year through five years	150,616	2.10
Due after five years through ten years	63,779	2.33
Due after ten years	24,508	2.00
	332,199	2.01
Puerto Rico government and municipalities obligations
Due within one year	321	5.84
Due after one year through five years	8,264	5.18
Due after five years through ten years	60,859	5.73
Due after ten years	76,553	5.52
	145,997	5.59
Other investment securities
Due after one year through five years	500	2.95
Total	478,696	3.11
MBS	1,783,504	2.60
Total investment securities available for sale and held to maturity	$2,262,200	2.71

Net interest income of future periods could be affected by prepayments of MBS. Any acceleration in the prepayments of MBS would lower yields on these securities, since the amortization of premiums paid upon acquisition of these securities would accelerate. Conversely, acceleration of the prepayments of MBS would increase yields on securities purchased at a discount, since the amortization of the discount would accelerate. These risks are directly linked to future period market interest rate fluctuations. Also, net interest income in future periods might be affected by the Corporation’s investment in callable securities. As of December 31, 2019, the Corporation had approximately $181.5 million in debt securities (U.S. agencies and Puerto Rico government securities) with embedded calls, primarily purchased at a discount, and with an average yield of 2.30%. See “Risk Management” below for further analysis of the effects of changing interest rates on the Corporation’s net interest income and the Corporation’s interest rate risk management strategies. Also refer to Note 6 – Investment Securities, to the consolidated financial statements included in Item 8 of this Form 10-K, for additional information regarding the Corporation’s investment portfolio.

Investment Securities and Loans Receivable Maturities

The following table presents the maturities or repricings of the loan and investment portfolio as of December 31, 2019:

		2-5 Years		Over 5 Years
		Fixed -	Variable -	Fixed -	Variable -
	One Year	Interest	Interest	Interest	Interest
	or Less	Rates	Rates	Rates	Rates	Total
(In thousands)
Investments: (1)
Money market investments	$97,708	$-	$-	$-	$-	$97,708
MBS	187,173	413,507	-	1,182,824	-	1,783,504
Other securities (2)	285,018	151,116	-	80,811	-	516,945
Total investments	569,899	564,623	-	1,263,635	-	2,398,157

Loans: (1) (3)
Residential mortgage	481,594	309,279	156,139	2,008,632	17,606	2,973,250
C&I and commercial mortgage	2,641,178	575,922	292,265	159,165	6,932	3,675,462
Construction	100,792	8,406	-	2,119	-	111,317
Finance leases	110,612	297,374	-	6,546	-	414,532
Consumer	670,530	1,052,254	-	144,337	-	1,867,121
Total loans	4,004,706	2,243,235	448,404	2,320,799	24,538	9,041,682
Total earning assets	$4,574,605	$2,807,858	$448,404	$3,584,434	$24,538	$11,439,839
_________
(1) Scheduled repayments are included in the maturity category in which the payment is due and variable rates are included based on the next repricing date.
(2) Equity securities and loans having no stated scheduled repayment date and no stated maturity are included under the "one year or less category."
(3) Nonaccrual loans are included under the "one year or less category."

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

Model Risk

Model risk is the potential for adverse consequences from decisions based upon incorrect or misused model outputs and reports or bases upon an incomplete or inaccurate model. The use of models exposes the Corporation to some level of model risk. Model errors can contribute to incorrect valuations and lead to operational errors, inappropriate business decisions or incorrect financial entries. The Corporation seeks to reduce model risk upon through rigorous model identification and validation.

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

Strategic Risk

Strategic risk is the risk arising from adverse business decisions, poor implementation of business decisions, or lack of responsiveness to changes in the banking industry and operating environment. This risk is a function of the compatibility of the Corporation’s strategic goals, the business strategies developed to achieve those goals, the resources deployed against these goals, and the quality of implementation.

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

Risk Committee

The Board of Directors of the Corporation appoints the Risk Committee to assist the Board in fulfilling its responsibility to oversee the Corporation’s management of its company-wide risk management framework. The committee’s role is one of oversight, recognizing that management is responsible for designing, implementing and maintaining an effective risk management framework. The committee’s primary responsibilities are to:

•Review and discuss management’s assessment of the Corporation’s aggregate enterprise-wide profile and the alignment of the Corporation’s risk profile with the Corporation’s strategic plan, goals and objectives;

•Review and recommend to the Board the parameters and establishment of the Corporation’s risk tolerance and risk appetite;

•Receive reports from management and, if appropriate, other Board committees, regarding the Corporation’s policies and procedures related to the Corporation’s adherence to risk limits and its established risk tolerance and risk appetite or on selected risk topics;

•Oversee the strategies, policies, procedures, and systems established by management to identify, assess, measure, and manage the major risks facing the Corporation, which may include an overview of the Corporation’s credit risk, operational risk, technology risk, compliance risk, interest rate risk, liquidity risk, market risk, and reputational risk, as well as management’s capital management, planning and assessment process;

•Oversee management’s activities with respect to capital planning, including stress testing and model risk;

•Review and discuss with management risk assessments for new products and services; and

•Oversee the Corporation’s legal and regulatory compliance.

Asset and Liability Committee

The Board of Directors appoints the Asset and Liability Committee to assist the Board in its oversight of the Corporation’s asset and liability management policies related to the management of the Corporation’s funds, investments, liquidity, and interest rate risk, and the use of derivatives. In doing so, the committee’s primary functions involve:

•The establishment of a process to enable the identification, assessment, and management of risks that could affect the Corporation’s assets and liabilities management;

•The identification of the Corporation’s risk tolerance levels for yield maximization relating to its assets and liabilities management; and

•The evaluation of the adequacy, effectiveness and compliance with the Corporation’s risk management process relating to the Corporation’s assets and liabilities management, including management’s role in that process.

Credit Committee

The Board of Directors appoints the Credit Committee to assist the Board in its oversight of the Corporation’s policies related to the Corporation’s lending function, hereafter “Credit Management.” The committee’s primary responsibilities are to:

•Review the quality of the Corporation’s credit portfolio and the trends affecting that portfolio;

•Oversee the effectiveness and administration of credit-related policies;

•Approve loans as required by the lending authorities approved by the Board; and

•Report to the Board regarding Credit Management.

Audit Committee

The Board of Directors appoints the Audit Committee to assist the Board of Directors in fulfilling its responsibility to oversee management regarding:

•The conduct and integrity of the Corporation’s financial reporting to any governmental or regulatory body, stockholders, other users of the Corporation’s financial reports and the public;

•The performance of the Corporation’s internal audit function;

•The Corporation’s internal control over financial reporting and disclosure controls and procedures;

•The qualifications, engagement, compensation, independence and performance of the Corporation’s independent auditors, their conduct of the annual audit of the Corporation’s financial statements, and their engagement to provide any other services;

•The application of the Corporation’s related person transaction policy as established by the Board of Directors;

•The application of the Corporation’s code of business conduct and ethics as established by management and the Board of Directors; and

•The preparation of the Audit Committee report required to be included in the proxy statement for the Corporation’s annual stockholders’ meeting by the rules of the SEC.

Corporate Governance and Nominating Committee

The Board of Directors appoints the Corporate Governance and Nominating Committee to develop, review and assess corporate governance principles. The Corporate Governance and Nominating Committee is responsible for director succession, orientation and compensation, identifying and recommending new director candidates, overseeing the evaluation of the Board and management, recommending to the Board the designation of a candidate to hold the position of the Chairman of the Board, and directing and overseeing the Corporation’s executive succession plan.

Compensation and Benefits Committee

The Board of Directors appoints the Compensation and Benefits Committee to oversee compensation policies and practices including the evaluation and recommendation to the Board of the proper and competitive salaries and incentive compensation programs of the executive officers and key employees of the Corporation. The Committee recommends guidelines and principles for compensation programs of executive officers and key employees of the Corporation, including establishing a clear link between pay and performance and safeguards against the encouragement of excessive risk-taking.

Management Roles and Responsibilities

While the Board of Directors has the responsibility to oversee the risk governance program, the management is responsible for implementing the necessary policies and procedures, and internal controls. To carry out these responsibilities, the Corporation has a clearly defined risk governance culture. To ensure that risk management is communicated at all levels of the Corporation, and each area understands its specific role, the Corporation has established several management level committees to support risk oversight, as follows:

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

The Chief Executive Officer appoints the Executive Risk Management Committee and members of the Corporation’s senior and executive management have the opportunity to share their insights about the types of risks that could impede the Corporation’s ability to achieve its business objectives. The Chief Risk Officer of the Corporation directs the agenda for the meetings and the Enterprise Risk Management (“ERM”) and Operational Risk Director serves as secretary of the committee and maintains the minutes on behalf of the committee. The General Auditor also participates on the committee as an observer.

The committee provides assistance and support to the Chief Risk Officer to promote effective risk management throughout the Corporation. The Chief Risk Officer and the ERM and Operational Risk Director report to the Committee matters related to the enterprise risk management framework of the Corporation, including, but not limited to:

•The risk governance structure;

•The risk competencies of the Corporation;

•The Corporation’s risk appetite statement and risk tolerance; and

•The risk management strategy and associated risk management initiatives and how both support the business strategy and business model of the Corporation.

Regional Risk Management Committee

The Chief Risk Officer of the Corporation appoints the Regional Risk Management Committee to assist the Corporation in overseeing, and receiving information regarding the Corporation’s policies, procedures and practices relating to the Corporation’s identified risks in the regions of Florida and the USVI and BVI. In so doing, the committee’s primary general functions involve:

•The evaluation of different risks within the regions to identify any gaps and the implementation of any necessary controls to close such gaps;

•The establishment of a process to enable the recognition, assessment, and management of the risks that could affect the regions; and

•The responsibility to ensure that the Executive Risk Management Committee receives appropriate information about the Corporation’s identified risks within the regions.

Other Management Committees

As part of its governance framework, the Corporation has various additional risk management related-committees. These committees are jointly responsible for ensuring adequate risk measurement and management in their respective areas of authority. At the management level, these committees include:

•Management’s Investment and Asset Liability Committee (the “MIALCO”) – oversees interest rate and market risk, liquidity management and other related matters. Refer to Liquidity Risk and Capital Adequacy and Interest Rate Risk Management below for further details.

•Information Technology Steering Committee – oversees and counsels on matters related to information technology and cyber security, including the development of information management policies and procedures throughout the Corporation.

•Bank Secrecy Act Committee – oversees, monitors and reports on the Corporation’s compliance with the Bank Secrecy Act.

•Credit Committees (consisting of a Credit Management Committee and a Delinquency Committee) – oversees and establishes standards for credit risk management processes within the Corporation. The Credit Management Committee is responsible for the approval of loans above an established size threshold. The Delinquency Committee is responsible for the periodic review of (a) past-due loans, (b) overdrafts, (c) non-accrual loans, (d) OREO assets, and (e) the Bank’s watch list and criticized loans.

•Vendor Management Committee – oversees policies, procedures and related practices related to the Corporation’s vendor management efforts. The Vendor Management Committee’s primary functions involve the establishment of processes and procedures to enable the recognition, assessment, management and monitoring of vendor management risks.

•The Community Reinvestment Act Executive Committee – oversees, monitors and reports on the Corporation’s compliance with Community Reinvestment Act regulatory requirements. The Bank is committed to developing and implementing programs and products that increase access to credit and create a positive impact on low and moderate income individuals and communities.

•Anti-Fraud Committee – oversees the Corporation’s policies, procedures and related practices relating to the Corporation’s anti-fraud measures.

•Regulatory Compliance Committee – oversees the Corporation’s Regulatory Compliance Management System. The Regulatory Compliance Committee reviews and discusses any regulatory compliance laws and regulations that impact performance of regulatory compliance policies, programs and procedures. The Regulatory Compliance Committee also ensures the coordination of regulatory compliance requirements throughout departments and business units.

•Regulatory Reporting Committee – oversees and assists the Senior Officers in fulfilling their responsibility for oversight of the accuracy and timeliness of the required regulatory reports and related policies and procedures, addresses changes and/or concerns communicated by the regulators and addresses issues identified during the regulatory reporting process. The Regulatory Reporting Committee oversees, and updates, as necessary the established controls and procedures designed to ensure that information in regulatory reports is recorded, processed, and accurately reported and on a timely basis.

•Complaints Management Committee – assists in overseeing the complaint management process implemented across the Corporation within the Corporation’s three marketplaces; Puerto Rico, the Virgin Islands and Florida. The Complaints Management Committee supports the Corporation’s complaints management program relating to resolution of complaints within the lines of business. When appropriate, the Complaints Management Committee evaluates existing corrective actions within the lines of business related to complaints and complaint management practices within those business units.

•Project Portfolio Management Committee – reviews and oversees the performance of the portfolio and individual projects during the Project Management Cycle (Initiation, Planning, Execution, Control & Monitoring, and Closing). The Project Portfolio Management Committee balances conflicting demands between projects, decides on priorities assigned to each project based on organizational priorities and capacity, and oversees project budgets, risks and actions taken to control and mitigate risks.

•Current Expected Credit Losses (“CECL”) Committee – oversees the Corporation’s implementation of the requirements for the calculation of CECL, including the implementation of new models, selection of vendors and monitoring of the new guidance from different regulatory agencies with regards to the implementation of CECL. The CECL Committee reviews estimated credit loss inputs, key assumptions, and qualitative overlays. In addition, the Committee approves the determination of reasonable and supportable periods used with respect to macroeconomic forecasts, and the historical loss reversion method and parameters. The CECL Committee reports to the Credit and Audit Committee on its progress with the implementation of the new standard.

Officers

As part of its governance framework, the following officers play a key role in the Corporation’s risk management process:

•Chief Executive Officer (“CEO”) - responsible for the overall risk governance structure of the Corporation. The CEO is ultimately responsible for business strategies, strategic objectives, risk management priorities, and policies.

•Chief Risk Officer (“CRO”) - responsible for the oversight of the risk management of the Corporation as well as the risk governance processes. The CRO, together with the ERM and Operational Risk Director, monitor key risks and manage the operational risk program. The CRO provides the leadership and strategy for the Corporation’s risk management and monitoring activities and is responsible for the oversight of regulatory compliance, loan review, model risk, and operational risk management.

•Chief Credit Risk Officer, Chief Lending Officer and other senior executives - responsible for managing and executing the Corporation’s credit risk program.

•Chief Financial Officer (“CFO”), together with the Corporation’s Treasurer - manage the Corporation’s interest rate and market and liquidity risk programs and, together with the Corporation’s Chief Accounting Officer, if not the CFO, are responsible for the implementation of accounting policies and practices in accordance with GAAP and applicable regulatory requirements. The Risk Assessment Manager assists the CFO in the review of the Corporation’s internal control over financial reporting and disclosure controls and procedures.

•Controller - responsible for the development and implementation of the Corporation’s accounting policies and practices and the review and monitoring of critical accounts and transactions to ensure that they are managed in accordance with GAAP and applicable regulatory requirements.

•Strategic Planning Director - responsible for the development of the Corporation’s strategic and business plan, by coordinating and collaborating with the executive team and all corporate bodies concerned with the strategic and business planning process.

•Investors Relations and Capital Planning Officer - responsible for improving the effective communication with investors, while enhancing the Corporation’s capital plan based on the stress test processes and proactively managing capital. The Investor Relations and Capital Planning Officer works with the Treasury, ALM, Financial Analysis, Corporate Credit Risk, and Strategic Planning units in order to follow a holistic approach to proactively manage risk and returns for shareholders under the stress testing framework.

•ERM and Operational Risk Director - responsible for driving the identification, assessment, measurement, mitigation and monitoring of key risks throughout the Corporation. The ERM and Operational Risk Director promotes and instills a culture of risk control, identifies and monitors the resolution of major and critical operational risk issues across the Corporation, and serves as a key advisor to business executives with regards to risk exposure to the organization, corrective actions and corporate policies and best practices to mitigate risks.

•Compliance Director - responsible for oversight of regulatory compliance. The Compliance Director maintains an inventory of applicable regulations, implements an enterprise-wide compliance risk assessment, and monitors compliance with significant regulations. The Compliance Director is responsible for building awareness of, and educating business units and subsidiaries on, regulatory risks.

•General Counsel - responsible for the oversight of legal risks, including matters such as contract structuring, litigation risk and all legal-related aspects. The Corporate Affairs Officer assists the General Counsel with various legal areas, including, but not limited, to SEC reporting matters, insurance coverage and liability, and contract structuring.

•Corporate Security Officer (“CSO”) - responsible for the oversight of information security policies and procedures, and the ongoing monitoring of existing and new vendors’ due diligence for information security. In addition, the CSO identifies risk factors, and determines solutions to security needs.

Other Officers

In addition to a centralized ERM function, certain lines of business and corporate functions have their own risk managers and support staff. The risk managers, while reporting directly within their respective line of business or function, facilitate communications with the Corporation’s risk management functions and work in partnership with the CRO and CFO to ensure alignment with sound risk management practices and expedite the implementation of the enterprise risk management framework and policies.

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

The Corporation manages liquidity at two levels. The first is the liquidity of the parent company, which is the holding company that owns the banking and non-banking subsidiaries. The second is the liquidity of the banking subsidiary. During the fourth quarter of 2018, the Corporation reinstated quarterly dividend payments on its common stock. During 2019, the Corporation continued to pay quarterly interest payments on the subordinated debentures associated with its TRuPs, the monthly dividend income on its non-cumulative perpetual monthly income preferred stock, and quarterly dividends on its common stock.

The Asset and Liability Committee is responsible for establishing the Corporation’s liquidity policy, as well as approving operating and contingency procedures and monitoring liquidity on an ongoing basis. The MIALCO, which reports to the Board of Directors’ Asset and Liability Committee, uses measures of liquidity developed by management that involve the use of several assumptions to review the Corporation’s liquidity position on a monthly basis. The MIALCO oversees liquidity management, interest rate risk and other related matters.

The MIALCO is composed of senior management officers, including the CEO, the CFO, the CRO, the Retail Financial Services Director, the risk manager of the Treasury and Investments Division, the Financial Analysis and Asset/Liability Director and the Treasurer. The Treasury and Investments Division is responsible for planning and executing the Corporation’s funding activities and strategy, monitoring liquidity availability on a daily basis, and reviewing liquidity measures on a weekly basis. The Treasury and Investments Accounting and Operations area of the Comptroller’s Department is responsible for calculating the liquidity measurements used by the Treasury and Investment Division to review the Corporation’s liquidity position on a monthly basis. The Financial Analysis and Asset/Liability Director estimates the liquidity gap for longer periods.

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

The Corporation develops and maintains contingency funding plans. These plans evaluate the Corporation’s liquidity position under various operating circumstances and are designed to help ensure that the Corporation will be able to operate through periods of stress when access to normal sources of funds is constrained. The plans project funding requirements during a potential period of stress, specify and quantify sources of liquidity, outline actions and procedures for effectively managing liquidity through a difficult period, and define roles and responsibilities for the Corporation’s employees. Under the contingency funding plans, the Corporation stresses the balance sheet and the liquidity position to critical levels that mimic difficulties in generating funds or even maintaining the current funding position of the Corporation and the Bank and are designed to help ensure the ability of the Corporation and the Bank to honor their respective commitments. The Corporation has established liquidity triggers that the MIALCO monitors in order to maintain the ordinary funding of the banking business. The MIALCO developed contingency funding plans for the following four scenarios: a local market event, a credit rating downgrade, an economic cycle downturn event, and a concentration event. The Board of Directors’ Asset and Liability Committee reviews and approves these plans on an annual basis.

The Corporation manages its liquidity in a proactive manner and believes that it maintains a sound liquidity position. It uses multiple measures to monitor the liquidity position, including core liquidity, basic liquidity, and time-based reserve measures. As of December 31, 2019, the estimated core liquidity reserve (which includes cash and free liquid assets) was $2.0 billion, or 15.8% of total assets, compared to $1.9 billion, or 15.6% of total assets as of December 31, 2018. The basic liquidity ratio (which adds available secured lines of credit to the core liquidity) was approximately 20.1% of total assets, as of December 31, 2019, compared to 19.0% of total assets as of December 31, 2018. As of December 31, 2019, the Corporation had $547.6 million available for additional credit from the FHLB. Unpledged liquid securities, mainly fixed-rate MBS and U.S. agencies’ debentures, amounted to approximately $1.3 billion as of December 31, 2019. The Corporation does not rely on uncommitted inter-bank lines of credit (federal funds lines) to fund its operations and does not include them in the basic liquidity measure. As of December 31, 2019, the holding company had $23.1 million of cash and cash equivalents. Cash and cash equivalents at the Bank level were approximately $637.1 million as of December 31, 2019. The Bank had $435.1 million in brokered CDs as of December 31, 2019, of which approximately $231.4 million mature over the next twelve months. Liquidity at the Bank level is highly-dependent on bank deposits, which fund 75% of the Bank’s assets (or 71%, excluding brokered CDs).

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

The Asset and Liability Committee reviews credit availability on a regular basis. The Corporation has also sold mortgage loans as a supplementary source of funding. The Corporation has also obtained long-term funding in the past through the issuance of notes and long-term brokered CDs.

The Corporation continued to reduce the amounts of its outstanding brokered CDs throughout 2019, consistent with its previously announced plans. The amount of brokered CDs decreased by $120.5 million to $435.1 million as of December 31, 2019, compared to $555.6 million as of December 31, 2018. At the same time as the Corporation has focused on reducing its reliance on brokered CDs, it has been seeking to add core deposits. As of December 31, 2019, the Corporation’s deposits, excluding brokered CDs and government deposits, increased by $312.8 million to $7.9 billion, as further discussed below.

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

The Corporation’s principal sources of funding are:

Deposits

The following table presents the composition of total deposits as of the indicated dates:

	Weighted Average
	Cost as of	As of December 31,
	December 31, 2019	2019	2018	2017
(Dollars in thousands)
Interest-bearing savings accounts	0.64%	$2,437,345	$2,334,949	$2,401,385
Interest-bearing checking accounts	0.50%	1,412,390	1,304,043	1,207,511
Certificates of deposit	1.90%	3,130,838	2,960,241	3,580,070
Interest-bearing deposits	1.18%	6,980,573	6,599,233	7,188,966
Non-interest-bearing deposits		2,367,856	2,395,481	1,833,665

Total		$9,348,429	$8,994,714	$9,022,631
Interest-bearing deposits:
Average balance outstanding		$6,739,021	$6,874,007	$7,204,903
Non-interest-bearing deposits:
Average balance outstanding		$2,365,749	$2,209,958	$1,580,177
Weighted average rate during
the period on interest-
bearing deposits		1.15%	0.98%	0.92%

Brokered CDs – Historically, a portion of the Corporation’s funding has been brokered CDs issued by FirstBank. Total brokered CDs decreased during 2019 by $120.5 million to $435.1 million as of December 31, 2019.

The average remaining term to maturity of the brokered CDs outstanding as of December 31, 2019 was approximately 1.3 years.

The use of brokered CDs has historically been an important source of funding for the Corporation. The Corporation encounters intense competition in attracting and retaining regular retail deposits in Puerto Rico. The brokered CD market is very competitive and liquid, and has enabled the Corporation to obtain substantial amounts of funding in short periods of time. This strategy has enhanced the Corporation’s liquidity position, since brokered CDs are insured by the FDIC up to regulatory limits and can be obtained faster than regular retail deposits.

The following table presents contractual maturities of time deposits with denominations of $100,000 or higher as of December 31, 2019:

Total
(In thousands)

Three months or less	$424,935
Over three months to six months	326,695
Over six months to one year	600,659
Over one year	1,045,349
Total	$2,397,638

As of December 31, 2019, CDs in denominations of $100,000 or higher include brokered CDs of $434.8 million issued to deposit brokers in the form of large CDs that are generally participated out by brokers in shares of less than the FDIC insurance limit.

Government deposits – As of December 31, 2019, the Corporation had $826.9 million of Puerto Rico public sector deposits ($662.6 million in transactional accounts and $164.3 million in time deposits), compared to $677.3 million as of December 31, 2018. Approximately 37% were from municipalities and municipal agencies in Puerto Rico and 63% were from public corporations and the Puerto Rico government and agencies.

In addition, as of December 31, 2019, the Corporation had $227.7 million of government deposits in the Virgin Islands region and $7.6 million in the Florida region.

Retail deposits – The Corporation’s deposit products also include regular savings accounts, demand deposit accounts, money market accounts and retail CDs. Deposits, excluding brokered CDs and government deposits, increased by $312.8 million to $7.9 billion as of December 31, 2019, compared to $7.5 billion as of December 31, 2018. The higher balance reflects increases of $262.5 million and $57.5 million in the Puerto Rico and Florida regions, respectively, partially offset by a $7.2 million decrease in the Virgin Islands region. The increase in the Puerto Rico region reflects, among other things, a growth of $243.7 million in time deposits.

Refer to “Results of Operations - Net Interest Income” above for information about average balances of interest-bearing deposits, and the average interest rate paid on deposits for the years ended December 31, 2019, 2018 and 2017.

Borrowings

As of December 31, 2019, total borrowings amounted to $854.2 million, compared to $1.07 billion and $1.22 billion as of December 31, 2018 and 2017, respectively.

The following table presents the composition of total borrowings as of the dates indicated:

	Weighted Average
	Rate as of	As of December 31,
	December 31, 2019	2019	2018	2017
(Dollars in thousands)
Securities sold under agreements
to repurchase	2.26%	$100,000	$150,086	$300,000
Advances from FHLB	2.19%	570,000	740,000	715,000
Other borrowings	4.50%	184,150	184,150	208,635
Total (1)		$854,150	$1,074,236	$1,223,635

Weighted average rate during
the period		3.07%	3.02%	2.54%

(1)Includes borrowings of $314.2 million as of December 31, 2019 that have variable interest rates or maturities within a year.

Securities sold under agreements to repurchase - The Corporation’s investment portfolio is funded in part with repurchase agreements. The Corporation’s outstanding securities sold under repurchase agreements amounted to $300.0 million as of December 31, 2019, compared to $350.1 million as of December 31, 2018. During the first quarter of 2019, the Corporation repaid a $50.1 million short-term repurchase agreement carried at a cost of 2.85%. One of the Corporation’s strategies has been the use of structured repurchase agreements and long-term repurchase agreements to reduce liquidity risk and manage exposure to interest rate risk by lengthening the final maturities of its liabilities while keeping funding costs at reasonable levels. In addition to these repurchase agreements, the Corporation has been able to maintain access to credit by using cost-effective sources such as FHLB advances. See Note 18, Securities Sold Under Agreements to Repurchase, to the consolidated financial statements included in Item 8 of this Form 10-K for further details about repurchase agreements outstanding by counterparty and maturities.

As of December 31, 2019, the Corporation had $200 million of reverse repurchase agreements with a counterparty under a master netting arrangement that provides for a right of setoff that meets the conditions of ASC Topic 210-20-45-11, for a net presentation. These repurchase agreements and reverse repurchase agreements are presented net on the consolidated statements of financial condition. The reverse repurchase agreements were called prior to maturity during the first quarter of 2020.

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

Advances from the FHLB – The Bank is a member of the FHLB system and obtains advances to fund its operations under a collateral agreement with the FHLB that requires the Bank to maintain qualifying mortgages and/or investments as collateral for advances taken. As of December 31, 2019, the outstanding balance of FHLB advances was $570.0 million, compared to $740.0 million as of December 31, 2018. During 2019, the Corporation repaid at maturity $205.0 million of fixed-rate advances from the FHLB carried at an average cost of 1.70%, partially offset by a $35 million short-term FHLB advance obtained late in December. As of December 31, 2019, the Corporation had $547.6 million available for additional credit on FHLB lines of credit.

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

As of December 31, 2019 and 2018, the Corporation had subordinated debentures outstanding in the aggregate amount of $184.2 million.

As of December 31, 2019, the Corporation was current on all interest payments due related to its subordinated debentures. The Corporation is no longer required to obtain the approval of the Federal Reserve before paying dividends, receiving dividends from the Bank, making payments on subordinated debt or TRuPs, incurring or guaranteeing debt or purchasing or redeeming any corporate stock.

Other Sources of Funds and Liquidity - The Corporation’s principal uses of funds are for the origination of loans and the repayment of maturing deposits and borrowings. In connection with its mortgage banking activities, the Corporation has invested in technology and personnel to enhance the Corporation’s secondary mortgage market capabilities.

The enhanced capabilities improve the Corporation’s liquidity profile as they allow the Corporation to derive liquidity, if needed, from the sale of mortgage loans in the secondary market. The U.S. (including Puerto Rico) secondary mortgage market is still highly-liquid, in large part because of the sale of mortgages through guarantee programs of the FHA, VA, U.S. Department of Housing and Urban Development (“HUD”), FNMA and FHLMC. During 2019, the Corporation sold approximately $235.3 million of FHA/VA mortgage loans to GNMA, which packages them into MBS.

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

As of the date hereof, the Corporation’s credit as a long-term issuer is currently rated B+ by S&P and B+ by Fitch. As of the date hereof, FirstBank’s credit ratings as a long-term issuer are B3 by Moody’s, six notches below their definition of investment grade; BB- by S&P, three notches below their definition of investment grade; and B+ by Fitch, four notches below their definition of investment grade. The Corporation’s credit ratings are dependent on a number of factors, both quantitative and qualitative, and are subject to change at any time. The disclosure of credit ratings is not a recommendation to buy, sell or hold the Corporation’s securities. Each rating should be evaluated independently of any other rating.

Cash Flows

Cash and cash equivalents were $644.1 million as of December 31, 2019, an increase of $57.9 million when compared to the balance as of December 31, 2018. The following discussion highlights the major activities and transactions that affected the Corporation’s cash flows during 2019 and 2018:

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

For the years ended December 31, 2019 and 2018, net cash provided by operating activities was $294.3 million and $288.3 million, respectively. Net cash generated from operating activities was higher than net income, largely as a result of adjustments for items such as the provision for loan and lease losses, depreciation and amortization, and the cash generated from sales of loans held for sale.

Cash Flows from Investing Activities

The Corporation’s investing activities primarily relate to originating loans to be held for investment, as well as purchasing, selling and repaying of available-for-sale and held-to-maturity investment securities. For the year ended December 31, 2019, net cash used in investing activities was $343.0 million, primarily resulting from purchases of U.S. agencies debt and mortgage-backed securities and liquidity used to fund loan originations, partially offset by principal collected on loans and on U.S. agencies bonds matured or called prior to maturity, as well as U.S. agencies MBS prepayments.

For the year ended December 31, 2018, net cash used in investing activities was $223.3 million, primarily resulting from purchases of U.S. agencies debt and MBS, partially offset by U.S. agencies MBS prepayments and proceeds from sales of adversely-classified commercial loans and seasoned residential mortgage loans.

Cash Flows from Financing Activities

The Corporation’s financing activities primarily include the receipt of deposits and the issuance of brokered CDs, the issuance of and payments on long-term debt, the issuance of equity instruments and activities related to its short-term funding. During the year ended December 31, 2019, net cash provided by financing activities was $106.6 million, mainly reflecting an increase in non-brokered deposits, partially offset by the repayment at maturity of brokered CDs, a short-term repurchase agreement in the amount of $50.1 million, and $205.0 million of FHLB advances, and the payment of dividends on common and preferred stock.

For the year ended December 31, 2018, net cash used in financing activities was $195.3 million, mainly reflecting the repayment at maturity of brokered CDs and borrowings, the payment of dividends on common and preferred stock, and the repurchase and cancellation of TRuPs, partially offset by the increase in non-brokered deposits.

Capital

As of December 31, 2019, the Corporation’s stockholders’ equity was $2.2 billion, an increase of $183.4 million from December 31, 2018. The increase was mainly driven by the earnings generated in 2019 and the $47.2 million increase in the fair value of available-for-sale investment securities recorded as part of Other comprehensive income, partially offset by common and preferred stock dividends declared in 2019 totaling $33.2 million. On October 25, 2019, the Corporation declared a quarterly cash dividend of $0.05 per share, which represented a $0.02 per common share, or 67%, increase from the prior quarter’s dividend level. In addition, since December 2016, the Corporation has been making monthly dividend payments on its outstanding shares of non-cumulative perpetual Series A through E preferred stock. The Corporation intends to continue to pay monthly dividend payments on the preferred stock and quarterly dividends on common stock. As aforementioned, the Corporation is no longer required to obtain the approval of the Federal Reserve Bank before paying dividends, receiving dividends from the Bank, making payments on subordinated debt or TRuPs, incurring or guaranteeing debt or purchasing or redeeming any corporate stock.

Set forth below are First BanCorp.'s and FirstBank's regulatory capital ratios as of December 31, 2019 and December 31, 2018:

			Banking Subsidiary
					To be well capitalized -
	First BanCorp.		FirstBank		thresholds
		Fully		Fully
		Phased-in		Phased-in
As of December 31, 2019	Actual	Pro-forma (1)	Actual	Pro-forma (1)
Total capital ratio (Total capital to risk-weighted assets)	25.22%	24.83%	24.74%	24.35%	10.00%
Common Equity Tier 1 capital ratio
(Common equity Tier 1 capital to risk-weighted assets)	21.60%	21.24%	20.09%	19.76%	6.50%
Tier 1 capital ratio (Tier 1 capital to risk-weighted assets)	22.00%	21.63%	23.49%	23.10%	8.00%
Leverage ratio	16.15%	16.15%	17.26%	17.26%	5.00%

			Banking Subsidiary
					To be well capitalized -
	First BanCorp.		FirstBank		thresholds
		Fully		Fully
		Phased-in		Phased-in
As of December 31,2018	Actual	Pro-forma (1)	Actual	Pro-forma (1)
Total capital ratio (Total capital to risk-weighted assets)	24.00%	23.50%	23.51%	23.02%	10.00%
Common Equity Tier 1 capital ratio
(Common equity Tier 1 capital to risk-weighted assets)	20.30%	19.86%	18.76%	18.35%	6.50%
Tier 1 capital ratio (Tier 1 capital to risk-weighted assets)	20.71%	20.26%	22.25%	21.76%	8.00%
Leverage ratio	15.37%	15.37%	16.53%	16.53%	5.00%

(1)Certain adjustments required under Basel III rules were phased-in by the end of 2018, although certain elements of the Basel III rules were deferred by the federal banking agencies until April 1, 2020, as further discussed below. The Corporation calculated the ratios shown in this column assuming fully phased-in adjustments as if they were effective as of December 31, 2019 and 2018.

Although the Corporation and FirstBank became subject to the Basel III capital rules beginning on January 1, 2015, the federal banking agencies have deferred certain elements of the Basel III rules. The Corporation and FirstBank compute risk-weighted assets using the Standardized Approach required by the Basel III rules.

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

On July 9, 2019, the agencies adopted a final rule that supersedes the regulatory capital transition rules and eliminates the transition provisions that are no longer operative. The final rule will be generally effective April 1, 2020 and eliminates: (i) the 10 percent common equity tier 1 capital deduction threshold, which applies individually to holdings of mortgage servicing assets, temporary difference deferred tax assets, and significant investments in the capital of unconsolidated financial institutions in the form of common stock; (ii) the 15 percent common equity tier 1 capital deduction threshold, which applies to the aggregate amount of such items; (iii) the 10 percent threshold for non-significant investments, which applies to holdings of regulatory capital of unconsolidated financial institutions; and (iv) the deduction treatment for significant investments in the capital of unconsolidated financial institutions that are not in the form of common stock. Instead of the current capital rule's treatments of mortgage servicing assets, temporary difference deferred tax assets, and investments in the capital of unconsolidated financial institutions, the final rule requires non-advanced approaches banking organizations to deduct from common equity tier 1 capital any amount of mortgage servicing assets, temporary difference deferred tax assets, and investments in the capital of unconsolidated financial institutions that individually exceed 25 percent of common equity tier 1 capital of the banking organization (the 25 percent common equity tier 1 capital deduction threshold). The final rule retains the deferred requirement that a banking organization must apply a 250 percent risk weight to non-deducted mortgage servicing assets or temporary difference deferred tax assets. The table above presents, on a pro-forma basis, regulatory capital ratios incorporating changes required by this final rule as if they were effective as of December 31, 2019 and 2018.

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

The following table is a reconciliation of the Corporation’s tangible common equity and tangible assets, non-GAAP financial measures, to total equity and total assets, respectively, for the years ended December 31, 2019 and 2018, respectively:

	December 31,	December 31,
(In thousands, except ratios and per share information)	2019	2018

Total equity - GAAP	$2,228,073	$2,044,704
Preferred equity	(36,104)	(36,104)
Goodwill	(28,098)	(28,098)
Purchased credit card relationship intangible	(3,615)	(5,702)
Core deposit intangible	(3,488)	(4,335)
Insurance customer relationship intangible	(470)	(622)

Tangible common equity	$2,156,298	$1,969,843

Total assets - GAAP	$12,611,266	$12,243,561
Goodwill	(28,098)	(28,098)
Purchased credit card relationship intangible	(3,615)	(5,702)
Core deposit intangible	(3,488)	(4,335)
Insurance customer relationship intangible	(470)	(622)
Tangible assets	$12,575,595	$12,204,804
Common shares outstanding	217,359	217,235

Tangible common equity ratio	17.15%	16.14%
Tangible book value per common share	$9.92	$9.07

The Banking Law of the Commonwealth of Puerto Rico requires that a minimum of 10% of FirstBank’s net income for the year be transferred to a legal surplus reserve until such surplus equals the total of paid-in-capital on common and preferred stock. Amounts transferred to the legal surplus reserve from Retained earnings are not available for distribution to the Corporation, including for payment as dividends to the stockholders, without the prior consent of the Puerto Rico Commissioner of Financial Institutions. The Puerto Rico Banking Law provides that, when the expenditures of a Puerto Rico commercial bank are greater than receipts, the excess of the expenditures over receipts must be charged against the undistributed profits of the bank, and the balance, if any, must be charged against the legal surplus reserve, as a reduction thereof. If there is no legal surplus reserve sufficient to cover such balance in whole or in part, the Corporation must charge the outstanding amount against the capital account and the Bank cannot pay dividends until it can replenish the legal surplus reserve to an amount of at least 20% of the original capital contributed. During 2019 and 2018, the Corporation transferred $17.4 million and $20.5 million, respectively, to the legal surplus reserve. FirstBank’s legal surplus reserve, included as part of Retained earnings in the Corporation’s consolidated statement of financial condition, amounted to $97.6 million and $80.2 million as of December 31, 2019 and 2018, respectively.

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

As a provider of financial services, the Corporation routinely enters into commitments with off-balance sheet risk to meet the financial needs of its customers. These financial instruments may include loan commitments and standby letters of credit. These commitments are subject to the same credit policies and approval processes used for on-balance sheet instruments. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the statement of financial condition. As of December 31, 2019, the Corporation’s commitments to extend credit amounted to approximately $1.4 billion, of which $688.1 million related to credit card loans. Commercial and financial standby letters of credit amounted to approximately $86.7 million.

Contractual Obligations and Commitments

The following table presents information about the maturities of the Corporation’s contractual obligations and commitments, which consist of CDs, long-term contractual debt obligations, commitments to sell mortgage loans and commitments to extend credit:

	Contractual Obligations and Commitments
	As of December 31, 2019
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
(In thousands)

Contractual obligations:
Certificates of deposit	$3,130,838	$1,771,207	$1,067,838	$284,681	$7,112
Securities sold under agreements to repurchase (1)	100,000	-	100,000	-	-
Advances from FHLB	570,000	130,000	440,000	-	-
Other borrowings	184,150	-	-	-	184,150
Operating leases	77,253	10,329	18,342	13,377	35,205
Other contractual obligations	84,647	46,881	22,797	7,409	7,560
Total contractual obligations	$4,146,888	$1,958,417	$1,648,977	$305,467	$234,027

Commitments to sell mortgage loans	$6,418

Standby letters of credit	$4,452

Commitments to extend credit:
Lines of credit	$1,255,991
Letters of credit	82,281
Construction undisbursed funds	185,569
Total commercial commitments	$1,523,841

(1)Reported net of reverse repurchase agreement by counterparty, when applicable, pursuant to ASC Topic 210-20-45-11.

The Corporation has obligations and commitments to make future payments under contracts, such as debt and lease agreements, and other commitments to sell mortgage loans at fair value and to extend credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since certain commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. For most of the commercial lines of credit, the Corporation has the option to reevaluate the agreement prior to additional disbursements. There have been no significant or unexpected draws on existing commitments. In the case of credit cards and personal lines of credit, the Corporation can cancel the unused credit facility at any time and without cause.

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

On a quarterly basis, the Corporation performs a consolidated net interest income simulation analysis to estimate the potential change in future earnings from projected changes in interest rates. The Corporation carries out these simulations over a one-to-five-year time horizon and assumes upward and downward yield curve shifts. The rate scenarios considered in these simulations reflect gradual upward and downward interest rate movements of 200 basis points during a twelve-month period. The Corporation carries out the simulations in two ways:

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

These simulations are highly complex, and are based on many assumptions that are intended to reflect the general behavior of the balance sheet components over the period in question. It is unlikely that actual events will match these assumptions in most cases. For this reason, the results of these forward-looking computations are only approximations of the true sensitivity of net interest income to changes in market interest rates. The Corporation uses several benchmark and market rate curves in the modeling process, primarily the LIBOR/SWAP curve, Prime, Treasury, FHLB rates, brokered CD rates, repurchase agreements rates and the mortgage commitment rate of 30 years.

As of December 31, 2019, the Corporation forecasted the 12-month net interest income assuming December 31, 2019 interest rate curves remain constant. Then net interest income was estimated under rising and falling rates scenarios. For rising rates scenarios, the Corporation assumed a gradual (ramp) parallel upward shift of the yield curve during the first 12 months (the “+200 ramp” scenario). Conversely, for the falling rates scenario, it assumed a gradual (ramp) parallel downward shift of the yield curves during the first 12 months (the “-200 ramp” scenario). Under the falling rate scenario, rates move downward by as many as 200 basis points, but without reaching zero. The resulting scenario had interest rates close to zero in most cases, reflecting a flattening yield curve instead of a parallel downward scenario.

The Libor/Swap curve for December 2019, as compared to December 2018, reflected a 92 basis points reduction in the short-term horizon, between 1 to 12 months, while market rates also decreased by 89 basis points in the medium term, that is, between 2 to 5 years. In the long term, that is, over 5-year-term horizon, market rates decreased by 80 basis points, with an inversion in the mid-terms of the curve. The U.S. Treasury curve in the short-term horizon decreased by 97 basis points and in the medium-term horizon decreased by 83 basis points, as compared to the December 2018 end of month levels. The long-term horizon decreased by 67 basis points, as compared to December 2018 end of month levels.

The following table presents the results of the simulations as of December 31, 2019 and 2018. Consistent with prior years, these exclude non-cash changes in the fair value of derivatives:

	December 31, 2019				December 31, 2018
	Net Interest Income Risk				Net Interest Income Risk
	(Projected for the next 12 months)				(Projected for the next 12 months)
	Static Simulation		Growing Balance Sheet		Static Simulation		Growing Balance Sheet
(Dollars in millions)	Change	% Change	Change	% Change	Change	% Change	Change	% Change
+ 200 bps ramp	$15.9	2.85%	$19.6	3.32%	$5.7	1.05%	$8.7	1.50%
- 200 bps ramp	$(21.4)	(3.84)%	$(25.1)	(4.25)%	$(7.2)	(1.31)%	$(9.1)	(1.57)%

The Corporation continues to manage its balance sheet structure to control the overall interest rate risk. As of December 31, 2019, the simulations showed that the Corporation continues to maintain an asset-sensitive position. The Corporation continued to reposition the balance sheet and improve the funding mix in 2019, which resulted in an increase in the average balance of interest-bearing deposits with low rate elasticity, and reductions in brokered CDs and short-term repurchase agreements as of December 31, 2019 as compared to December 31, 2018. The above-mentioned growth in deposits, along with proceeds from US agencies MBS and loan repayments, and proceeds from U.S. agencies bonds that matured or were called prior to maturity during 2019, helped the Corporation to fund the continued increases in the consumer loan portfolio, while maintaining higher liquidity levels.

Taking into consideration the above-mentioned facts for modeling purposes, as of December 31, 2019, the net interest income for the next 12 months under a growing balance sheet scenario was estimated to increase by $19.6 million in the rising rate scenario when compared against the Corporation’s flat or unchanged interest rate forecast scenario. Under the falling rate, growing balance sheet scenario, the net interest income was estimated to decrease by $25.1 million.

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

Interest Rate Lock Commitments – Interest rate lock commitments are agreements under which the Corporation agrees to extend credit to a borrower under certain specified terms and conditions in which the interest rate and the maximum amount of the loan are set prior to funding. Under each agreement, the Corporation commits to lend funds to a potential borrower, generally on a fixed rate basis, regardless of whether interest rates change in the market.

For detailed information regarding the volume of derivative activities (e.g., notional amounts), location and fair values of derivative instruments in the consolidated statements of financial condition and the amount of gains and losses reported in the consolidated statements of income, see Note 34 - Derivative Instruments and Hedging Activities, to the Corporation’s consolidated financial statements included in Item 8 of this Form 10-K.

The following tables summarize the fair value changes in the Corporation’s derivatives, as well as the sources of the fair values, as of or for the indicated dates or periods:

	Asset Derivatives	Liability Derivatives
	Year Ended	Year Ended
(In thousands)	December 31, 2019	December 31, 2019

Fair value of contracts outstanding at the beginning of the year	$1,018	$(1,000)
Changes in fair value during the year	(646)	851
Fair value of contracts outstanding as of December 31, 2019	$372	$(149)

Sources of Fair Value

	Payment due by Period
	Maturity Less Than One Year	Maturity 1-3 Years	Maturity 3-5 Years	Maturity in Excess of 5 Years	Total Fair Value

(In thousands)
As of December 31, 2019
Pricing from observable market inputs - Asset Derivatives	$361	$-	$11	$-	$372
Pricing from observable market inputs - Liability Derivatives	(138)	-	(11)	-	(149)
	$223	$-	$-	$-	$223

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

As of December 31, 2019 and 2018, the Corporation considered all of its derivative instruments as undesignated economic hedges.

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

The Corporation may also have risk of default in the securities portfolio. The securities held by the Corporation are principally fixed-rate U.S. agencies MBS and U.S. Treasury and agencies securities. Thus, a substantial portion of these instruments is backed by mortgages, a guarantee of a U.S. GSE or the full faith and credit of the U.S. government.

Management, consisting of the Corporation’s Commercial Credit Risk Officer, Retail Credit Risk Officer, Chief Lending Officer and other senior executives, has the primary responsibility for setting strategies to achieve the Corporation’s credit risk goals and objectives. Management has documented these goals and objectives in the Corporation’s Credit Policy.

Allowance for Loan and Lease Losses and Non-performing Assets

Allowance for Loan and Lease Losses

The allowance for loan and lease losses represents the estimate of the level of reserves appropriate to absorb inherent incurred credit losses. The amount of the allowance is determined by empirical analysis and judgments regarding the quality of each individual loan portfolio. The Corporation considers all known relevant internal and external factors that affect loan collectability, including analyses of historical charge-off experience, migration patterns, changes in economic conditions, and changes in loan collateral values. For example, factors affecting the economies of Puerto Rico, Florida, the USVI and the BVI may contribute to delinquencies and defaults above the Corporation’s historical loan and lease loss experience. Such factors are subject to regular review and may change to reflect updated performance trends and expectations, particularly in times of severe stress. The process includes judgments and quantitative elements that may be subject to significant change.

The allowance for loan and lease losses provides for probable incurred losses that have been identified with specific valuation allowances for individually evaluated impaired loans and probable incurred losses that management believes are inherent in the loan portfolio but has not been specifically identified. An internal risk rating is assigned to each business loan at the time of approval and is subject to subsequent periodic reviews by the Corporation’s senior management. The allowance for loan and lease losses is reviewed on a quarterly basis as part of the Corporation’s continued evaluation of its asset quality.

The ratio of the allowance for loan and lease losses to total loans held for investment was 1.72% as of December 31, 2019, compared to 2.22% as of December 31, 2018. The change for each portfolio follows:

•The allowance to total loans ratio for the residential mortgage portfolio decreased from 1.61% as of December 31, 2018 to 1.53% as of December 31, 2019, primarily due to lower nonaccrual and delinquency loan levels.

•The allowance to total loans ratio for the commercial mortgage portfolio decreased from 3.65% as of December 31, 2018 to 2.71% as of December 31, 2019, reflecting among other things, the resolution of a large nonaccrual commercial mortgage loan in the Florida region that resulted in a charge-off of $11.4 million taken against a previously-established specific reserve, the payoff of certain large criticized loans in 2019, and qualitative adjustments to account for developments in nonaccrual loans resolution strategies.

•The allowance to total loans for the C&I portfolio decreased from 1.52% as of December 31, 2018 to 0.68% as of December 31, 2019, reflecting the effect of a $3.4 million reserve release associated with the resolution of uncertainties surrounding the repayment prospects of a hurricane-affected commercial customer, a charge-off of $5.7 million taken in the first quarter of 2019 on a C&I loan in Puerto Rico against a previously-established specific reserve, lower historical loss rates, and qualitative adjustments to account for developments in nonaccrual loan resolution strategies.

•The allowance to total loans for the construction loan portfolio decreased from 4.52% as of December 31, 2018 to 2.13% as of December 31, 2019, primarily as a result of a higher proportion of Florida construction loans to total construction loans. The historical loss rates applied to the construction portfolio in the Florida region are generally lower than rates applied to the construction loan portfolio in the Puerto Rico region.

•The allowance to total loans for the consumer loan portfolio decreased from 2.77% as of December 31, 2018 to 2.35% as of December 31, 2019, reflecting, among other things, the effect in the first quarter of 2019 of a $3.0 million release of the hurricane-related qualitative reserve resulting from payment patterns and credit risk analyses applied to consumer borrowers subject to payment deferral programs that expired in early 2018, and lower historical loss rates for the auto loans portfolio.

The ratio of the total allowance to nonaccrual loans held for investment was 73.64% as of December 31, 2019 compared to 62.15% as of December 31, 2018.

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

As shown in the following table, the allowance for loan and lease losses amounted to $155.1 million, or 1.72% of total loans, as of December 31, 2019 compared with $196.4 million, or 2.22% of total loans, as of December 31, 2018. See “Results of Operations - Provision for Loan and Lease Losses” above for additional information.

The following table sets forth an analysis of the activity in the allowance for loan and lease losses during the periods indicated:

Year Ended December 31,	2019	2018	2017	2016	2015
(Dollars in thousands)
Allowance for loan and lease losses, beginning of year	$196,362	$231,843	$205,603	$240,710	$222,395
Provision (release) for loan and lease losses:
Residential mortgage (1)	14,091	13,202	50,744	25,090	30,377
Commercial mortgage (2)	(1,697)	23,074	30,054	8,688	66,884
Commercial and Industrial (3)	(13,696)	(8,440)	1,018	17,075	34,575
Construction (4)	(1,496)	7,032	4,835	497	(6,891)
Consumer and finance leases (5)	43,023	24,385	57,603	35,383	47,100
Total provision for loan and lease losses (6)	40,225	59,253	144,254	86,733	172,045
Charge-offs:
Residential mortgage	(22,742)	(24,775)	(28,186)	(33,621)	(19,317)
Commercial mortgage	(15,088)	(23,911)	(39,092)	(20,454)	(56,101)
Commercial and Industrial	(7,206)	(9,704)	(19,855)	(26,579)	(33,844)
Construction	(391)	(8,296)	(3,607)	(1,770)	(4,994)
Consumer and finance leases	(52,160)	(50,106)	(44,030)	(54,504)	(62,465)
Total charge offs	(97,587)	(116,792)	(134,770)	(136,928)	(176,721)
Recoveries:
Residential mortgage	2,663	3,392	2,437	2,941	1,209
Commercial mortgage	398	7,925	270	816	6,534
Commercial and Industrial	3,554	1,819	5,755	2,689	4,316
Construction	665	334	732	316	2,582
Consumer and finance leases	8,859	8,588	7,562	8,326	8,350
Total recoveries	16,139	22,058	16,756	15,088	22,991
Net charge-offs	(81,448)	(94,734)	(118,014)	(121,840)	(153,730)
Allowance for loan and lease losses, end of year	$155,139	$196,362	$231,843	$205,603	$240,710
Allowance for loan and lease losses to year-end total
loans held for investment	1.72%	2.22%	2.62%	2.31%	2.64%
Net charge-offs (annualized) to average loans outstanding during the year	0.91%	1.09%	1.33%	1.37%	1.68%
Provision for loan and lease losses to net charge-offs during the year	0.49x	0.63x	1.22x	0.71x	1.12x
Provision for loan and lease losses to net charge-offs
during the year, excluding the effect of the hurricane-related reserve releases/charges
in 2019, 2018 and 2017 (7)	0.57x	0.80x	0.62x	0.71x	1.12x
_________

(1)Net of a $0.4 million net loan loss reserve release for the year ended December 31, 2018 associated with revised estimates of the effects of Hurricanes Irma and Maria. For the year ended December 31, 2017, includes a charge to the provision of $14.6 million associated with the effects of Hurricanes Irma and Maria.

(2)Net of a $1.9 million net loan loss reserve release for the year ended December 31, 2018 associated with revised estimates of the effects of Hurricanes Irma and Maria. For the year ended December 31, 2017, includes a charge to the provision of $12.1 million associated with the effects of Hurricanes Irma and Maria.

(3)Net of loan loss reserve releases of $3.4 million and $5.5 million for the years ended December 31, 2019 and 2018, respectively, associated with revised estimates of the effects of Hurricanes Irma and Maria. For the year ended December 31, 2017, includes a charge to the provision of $15.9 million associated with the effects of Hurricanes Irma and Maria.

(4)Net of a $0.7 million net loan loss reserve release for the year ended December 31, 2018 associated with revised estimates of the effects of Hurricanes Irma and Maria. For the year ended December 31, 2017, includes a charge to the provision of $3.7 million associated with the effects of Hurricanes Irma and Maria.

(5)Net of loan reserve releases of $3.0 million and $8.4 million for the years ended December 31, 2019 and 2018, respectively, associated with revised estimates of the effects of Hurricanes Irma and Maria. For the year ended December 31, 2017, includes a charge to the provision of $25.0 million associated with the effects of Hurricanes Irma and Maria.

(6)Net of loan reserve releases of $6.4 million and $16.9 million for the years ended December 31, 2019 and 2018, respectively, associated with revised estimates of the effects of Hurricanes Irma and Maria. For the year ended December 31, 2017, includes a provision of $71.3 million associated with the effects of Hurricanes Irma and Maria.

(7)Non-GAAP financial measures, see "Basis of Presentation" below for a reconciliation of this measure.

The following table sets forth information concerning the allocation of the Corporation’s allowance for loan and lease losses by loan category and the percentage of loan balances in each category to the total of such loans as of the dates indicated:

As of December 31,	2019		2018		2017		2016		2015
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans

(Dollars in thousands)
Residential mortgage loans	$44,806	33%	$50,794	36%	$58,975	37%	$33,980	37%	$39,570	36%
Commercial mortgage loans	39,194	16%	55,581	17%	48,493	18%	57,261	18%	68,211	17%
Construction loans	2,370	1%	3,592	1%	4,522	1%	2,562	1%	3,519	2%
Commercial and Industrial loans	15,198	25%	32,546	24%	48,871	24%	61,953	25%	68,768	25%
Consumer loans and finance leases	53,571	25%	53,849	22%	70,982	20%	49,847	19%	60,642	20%
	$155,139	100%	$196,362	100%	$231,843	100%	$205,603	100%	$240,710	100%

The following table sets forth information concerning the composition of the Corporation's allowance for loan and lease losses as of December 31, 2019 and 2018 by loan category and by whether the allowance and related provisions were calculated individually or through a general valuation allowance:

As of December 31, 2019	Residential Mortgage Loans	Commercial Mortgage Loans	Commercial and Industrial Loans		Consumer and Finance Leases
				Construction Loans
(Dollars in thousands)						Total
Impaired loans without specific reserves:
Principal balance of loans, net of charge-offs	$111,960	$44,120	$27,209	$2,839	$1,184	$187,312
Impaired loans with specific reserves:
Principal balance of loans, net of charge-offs	265,280	34,437	49,324	8,583	24,236	381,860
Allowance for loan and lease losses	17,037	6,788	7,123	820	4,347	36,115
Allowance for loan and lease losses to
principal balance	6.42%	19.71%	14.44%	9.55%	17.94%	9.46%
PCI loans:
Carrying value of PCI loans	$133,744	$2,956	$-	$-	$-	$136,700
Allowance for PCI loans	11,063	371	-	-	-	11,434
Allowance for PCI loans to carrying value	8.27%	12.55%	-	-	-	8.36%

Loans with general allowance:
Principal balance of loans	$2,422,789	1,363,073	$2,154,343	$99,895	$2,256,233	$8,296,333
Allowance for loan and lease losses	16,706	32,035	8,075	1,550	49,224	107,590
Allowance for loan and lease losses to
principal balance	0.69%	2.35%	0.37%	1.55%	2.18%	1.30%

Total loans held for investment:
Principal balance of loans	$2,933,773	$1,444,586	$2,230,876	$111,317	$2,281,653	$9,002,205
Allowance for loan and lease losses	44,806	39,194	15,198	2,370	53,571	155,139
Allowance for loan and lease losses to
principal balance (1)	1.53%	2.71%	0.68%	2.13%	2.35%	1.72%

As of December 31, 2018	Residential Mortgage Loans	Commercial Mortgage Loans	Commercial and Industrial Loans		Consumer and Finance Leases
				Construction Loans
(Dollars in thousands)						Total

Impaired loans without specific reserves:
Principal balance of loans, net of charge-offs	$110,238	$43,358	$30,030	$2,431	$2,340	$188,397

Impaired loans with specific reserves:
Principal balance of loans, net of charge-offs	293,494	184,068	61,162	4,162	28,986	571,872
Allowance for loan and lease losses	19,965	17,684	9,693	760	5,874	53,976
Allowance for loan and lease losses to
principal balance	6.80%	9.61%	15.85%	18.26%	20.26%	9.44%

PCI loans:
Carrying value of PCI loans	$143,176	$3,464	$-	$-	$-	$146,640
Allowance for PCI loans	10,954	400	-	-	-	11,354
Allowance for PCI loans to carrying value	7.65%	11.55%	-	-	-	7.74%

Loans with general allowance:
Principal balance of loans	$2,616,300	$1,291,772	$2,056,919	$72,836	$1,913,387	$7,951,214
Allowance for loan and lease losses	19,875	37,497	22,853	2,832	47,975	131,032
Allowance for loan and lease losses to
principal balance	0.76%	2.90%	1.11%	3.89%	2.51%	1.65%

Total loans held for investment:
Principal balance of loans	$3,163,208	$1,522,662	$2,148,111	$79,429	$1,944,713	$8,858,123
Allowance for loan and lease losses	50,794	55,581	32,546	3,592	53,849	196,362
Allowance for loan and lease losses to
principal balance (1)	1.61%	3.65%	1.52%	4.52%	2.77%	2.22%

(1)Loans used in the denominator include PCI loans of $136.7 million and $146.6 million as of December 31, 2019 and 2018, respectively. However, the Corporation separately tracks and reports PCI loans and excludes these loans from the amounts of nonaccrual loans, impaired loans, TDRs and non-performing assets.

The following table shows the activity for impaired loans held for investment during 2019, 2018 and 2017:

	2019	2018	2017
(In thousands)
Impaired Loans:
Balance at beginning of year	$760,269	$790,308	$887,905
Loans determined impaired during the year	52,639	250,524	140,977
Charge-offs (1)	(37,806)	(57,152)	(82,113)
Loans sold, net of charge-offs	-	(4,121)	(53,245)
Increases to existing impaired loans	1,928	7,335	8,292
Foreclosures	(25,310)	(36,453)	(37,513)
Loans no longer considered impaired	(3,355)	(5,417)	(3,526)
Loans transferred to held for sale	-	(74,052)	-
Paid in full or partial payments (2)	(179,193)	(110,703)	(70,469)
Balance at end of year	$569,172	$760,269	$790,308

(1)For the year ended December 31, 2018, includes charge-offs totaling $22.2 million associated with the $74.4 million in nonaccrual loans transferred to held for sale. For the year ended December 31, 2017, includes a charge-off of $10.7 million associated with the sale of the PREPA credit line.

(2)For the year ended December 31, 2019, includes the payoff of two large commercial mortgage loans totaling $123.9 million.

Refer to Note 1- Nature of Business and Summary of Significant Accounting Policies – Recently Issued Accounting Standards Not Yet Effective – Accounting for Financial Instruments – Credit Losses, to the consolidated financial statements included in Item 8 of this Form 10-K for discussion regarding the adoption of the CECL accounting requirements as of January 1, 2020.

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

Nonaccrual Loans Policy

Residential Real Estate Loans — The Corporation generally classifies real estate loans in nonaccrual status when it has not received interest and principal for a period of 90 days or more.

Commercial and Construction Loans — The Corporation places commercial loans (including commercial real estate and construction loans) in nonaccrual status when it has not received interest and principal for a period of 90 days or more or when it does not expect to collect all of the principal or interest due to deterioration in the financial condition of the borrower.

Finance Leases — Finance leases are classified in nonaccrual status when it has not received interest and principal for a period of 90 days or more.

Consumer Loans — Consumer loans are classified in nonaccrual status when it has not received interest and principal for a period of 90 days or more. Credit card loans continue to accrue finance charges and fees until charged-off at 180 days delinquent.

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

Other Non-Performing Assets

This category consisted of bonds of the GDB and the Puerto Rico Public Buildings Authority prior to the sale of these non-performing bonds in the second quarter of 2017. The Corporation previously held these bonds as part of its available-for-sale investment securities portfolio.

Loans Past-Due 90 Days and Still Accruing

These are accruing loans that are contractually delinquent 90 days or more. These past-due loans are either current as to interest but delinquent as to the payment of principal or are insured or guaranteed under applicable FHA, VA or other government-guaranteed programs for residential mortgage loans. Loans past due 90 days and still accruing also include PCI loans with individual delinquencies over 90 days, primarily related to mortgage loans acquired from Doral Bank in 2015 and from Doral Financial in 2014.

TDRs are classified as either accrual or nonaccrual loans. A loan on nonaccrual status and restructured as a TDR will remain on nonaccrual status until the borrower has proven the ability to perform under the modified structure, generally for a minimum of six months, and there is evidence that such payments can and are likely to continue as agreed. The Corporation considers performance prior to the restructuring, or significant events that coincide with the restructuring in assessing whether the borrower can meet the new terms, which may result in the loan being returned to accrual status at the time of the restructuring or after a shorter performance period. If the borrower’s ability to meet the revised payment schedule is uncertain, the loan remains classified as a nonaccrual loan.

The following table presents non-performing assets as of the dates indicated:
	December 31,	December 31,	December 31,	December 31,	December 31,
	2019	2018	2017	2016	2015
(Dollars in thousands)
Nonaccrual loans held for investment:
Residential mortgage	$121,408	$147,287	$178,291	$160,867	$169,001
Commercial mortgage (1)	40,076	109,536	156,493	178,696	51,333
Commercial and industrial (1)	18,773	30,382	85,839	146,599	137,051
Construction (1)	9,782	8,362	52,113	49,852	54,636
Finance leases	1,354	1,329	1,237	1,335	2,459
Consumer	19,275	19,077	15,581	22,745	28,293
Total nonaccrual loans held for investment (1)	210,668	315,973	489,554	560,094	442,773
OREO	101,626	131,402	147,940	137,681	146,801
Other repossessed property	5,115	3,576	4,802	7,300	12,223
Other non-performing assets (2)	-	-	-	21,362	-
Total non-performing assets, excluding nonaccrual
loans held for sale	317,409	450,951	642,296	726,437	601,797
Nonaccrual loans held for sale (1)	-	16,111	8,290	8,079	8,135
Total non-performing assets,
including nonaccrual loans held for sale (3)(4)	$317,409	$467,062	$650,586	$734,516	$609,932
Past due loans 90 days and still accruing (5) (6)	$135,490	$158,527	$160,725	$135,808	$163,197
Non-performing assets to total assets	2.52%	3.81%	5.31%	6.16%	4.85%
Nonaccrual loans held for investment to
total loans held for investment	2.34%	3.57%	5.53%	6.30%	4.86%
Allowance for loan and lease losses	$155,139	$196,362	$231,843	$205,603	$240,710
Allowance to total nonaccrual
loans held for investment	73.64%	62.15%	47.36%	36.71%	54.36%
Allowance to total nonaccrual loans held for
investment, excluding residential real estate loans	173.81%	116.41%	74.48%	51.50%	87.92%

(1)During the first and third quarters 2018, the Corporation transferred $74.4 million (net of fair value write-downs of $22.2 million recorded at the time of transfers) in nonaccrual loans to held for sale. Loans transferred to held for sale consisted of nonaccrual commercial mortgage loans totaling $39.6 million (net of fair value write-downs of $13.8 million), nonaccrual construction loans totaling $33.0 million (net of fair value write-downs of $6.7 million) and nonaccrual commercial and industrial loans totaling $1.8 million (net of fair value write-downs of $1.7 million). These loans were eventually sold or paid in full during 2019 and 2018.

(2)Fair market value of bonds of the GDB and the Puerto Rico Public Buildings Authority prior to the sale completed during the second quarter of 2017.

(3)PCI loans accounted for under ASC Topic 310-30 of $136.7 million, $146.6 million, $158.2 million, $165.8 million and $173.9 million as of December 31, 2019, 2018, 2017, 2016 and 2015, respectively, are excluded and not considered nonaccrual due to the application of the accretion method, under which these loans will accrete interest income over the remaining life of the loans using an estimated cash flow analysis.

(4)Nonaccrual loans exclude $398.3 million, $478.9 million, $374.7 million, $384.9 million and $414.9 million of TDR loans that were in compliance with the modified terms and in accrual status as of December 31, 2019, 2018, 2017, 2016 and 2015, respectively.

(5)It is the Corporation's policy to report delinquent residential mortgage loans insured by the FHA, guaranteed by the VA, and other government-insured loans as loans past-due 90 days and still accruing as opposed to nonaccrual loans since the principal repayment is insured. The Corporation continues accruing interest on these loans until they have passed the 15 months delinquency mark, taking into consideration the FHA interest curtailment process. These balances include $37.9 million of residential mortgage loans insured by the FHA that were over 15 months delinquent.

(6)Amount includes PCI loans with individual delinquencies over 90 days and still accruing with a carrying value as of December 31, 2019, 2018, 2017, 2016, and 2015 of approximately $27.0 million, $29.4 million, $29.3 million, $29.0 million, and $23.2 million, respectively, primarily related to loans acquired from Doral Bank in the first quarter of 2015 and from Doral Financial in the second quarter of 2014.

The following table shows non-performing assets by geographic segment as of the indicated dates:

	December 31,	December 31,	December 31,	December 31,	December 31,
	2019	2018	2017	2016	2015
(Dollars in thousands)
Puerto Rico:
Nonaccrual loans held for investment:
Residential mortgage	$97,214	$120,707	$147,852	$135,863	$147,975
Commercial mortgage (1)	23,963	44,925	128,232	167,241	34,917
Commercial and industrial (2)	16,155	26,005	79,809	141,916	131,450
Construction (3)	2,024	6,220	14,506	10,227	11,894
Finance leases	1,354	1,329	1,237	1,335	2,459
Consumer	18,129	18,037	14,885	21,592	26,329
Total nonaccrual loans held for investment	158,839	217,223	386,521	478,174	355,024
OREO	96,585	124,124	140,063	128,395	133,121
Other repossessed property	4,810	3,357	4,723	7,217	12,115
Other non-performing assets (4)	-	-	-	21,362	-
Total non-performing assets, excluding nonaccrual loans
held for sale	260,234	344,704	531,307	635,148	500,260
Nonaccrual loans held for sale (1) (2) (3)	-	16,111	8,290	8,079	8,135
Total non-performing assets, including nonaccrual loans
held for sale (5)	$260,234	$360,815	$539,597	$643,227	$508,395
Past-due loans 90 days and still accruing (6)	$129,463	$153,269	$151,724	$131,783	$154,915
Virgin Islands:
Nonaccrual loans held for investment:
Residential mortgage	$10,903	$12,106	$22,110	$19,860	$14,228
Commercial mortgage	16,113	19,368	25,309	7,617	10,073
Commercial and industrial	2,303	4,377	6,030	4,683	5,601
Construction (7)	7,758	2,142	37,607	39,625	42,590
Consumer	467	710	281	452	471
Total nonaccrual loans held for investment	37,544	38,703	91,337	72,237	72,963
OREO	4,909	6,704	6,306	6,216	5,458
Other repossessed property	146	76	26	5	32
Total non-performing assets	$42,599	$45,483	$97,669	$78,458	$78,453
Past-due loans 90 days and still accruing	$5,898	$5,258	$9,001	$2,133	$8,173
United States:
Nonaccrual loans held for investment:
Residential mortgage	$13,291	$14,474	$8,329	$5,144	$6,798
Commercial mortgage	-	45,243	2,952	3,838	6,343
Commercial and industrial	315	-	-	-	-
Construction	-	-	-	-	152
Consumer	679	330	415	701	1,493
Total nonaccrual loans held for investment	14,285	60,047	11,696	9,683	14,786
OREO	132	574	1,571	3,070	8,222
Other repossessed property	159	143	53	78	76
Total non-performing assets	$14,576	$60,764	$13,320	$12,831	$23,084
Past-due loans 90 days and still accruing	$129	$-	$-	$1,892	$109

(1)During 2018, the Corporation transferred to held for sale nonaccrual commercial mortgage loans in Puerto Rico totaling $39.6 million (net of fair value write-downs of $13.8 million recorded at the time of transfers). These loans were eventually sold or paid in full during 2019 and 2018.

(2)During 2018, the Corporation transferred to held for sale nonaccrual commercial and industrial loans in Puerto Rico totaling $1.8 million (net of fair value write-downs of $1.7 million). The commercial and industrial loans transferred to held for sale were eventually sold during the first quarter of 2019.

(3)During 2018, the Corporation transferred to held for sale a $3.0 million nonaccrual construction loan in Puerto Rico (net of $1.6 million fair value write-down). This loan was paid in full in 2019.

(4)Fair market value of bonds of the GDB and the Puerto Rico Buildings Authority prior to the sale completed during the second quarter of 2017.

(5)PCI loans accounted for under ASC Topic 310-30 of $136.7 million, $146.6 million, $158.2 million, $165.8 million and $173.9 million as of December 31, 2019, 2018, 2017, 2016 and 2015, respectively, are excluded and not considered nonaccrual due to the application of the accretion method, under which these loans will accrete interest income over the remaining life of the loans using an estimated cash flow analysis.

(6)Amount includes PCI loans with individual delinquencies over 90 days and still accruing with a carrying value as of December 31, 2019, 2018, 2017, 2016, and 2015 of approximately $27.0 million, $29.4 million, $29.3 million, $29.0 million, and $23.2 million, respectively, primarily related to loans acquired from Doral Bank in the first quarter of 2015 and from Doral Financial in the second quarter of 2014.

(7)During 2018, the Corporation transferred to held for sale a $30.0 million nonaccrual construction loan in the Virgin Islands region (net of a $5.1 million fair value write-down). The construction loans transferred to held for sale was eventually sold during the fourth quarter of 2018.

Total nonaccrual loans, including nonaccrual loans held for sale, were $210.7 million as of December 31, 2019. This represents a decrease of $121.4 million from $332.1 million as of December 31, 2018. The decrease in nonaccrual loans was primarily attributable to: (i) the repayment of a $31.5 million nonaccrual commercial mortgage loan in the Florida region, the largest nonaccrual loan in the portfolio; (ii) a $12.9 million reduction related to the split loan restructuring of a commercial mortgage loan in the Puerto Rico region; (iii) charge-offs on nonaccrual commercial and constructions loans amounting to $22.0 million, including a charge-off of $11.4 million on the aforementioned nonaccrual commercial mortgage loan repaid in the Florida region; (iv) a $25.9 million decrease in nonaccrual residential mortgage loans; (v) sales and repayments of nonaccrual commercial and construction loans held for sale totaling $16.1 million during 2019; and (vi) additional collections on nonaccrual commercial and construction loans of approximately $14.8 million during 2019.

Nonaccrual commercial mortgage loans, including nonaccrual commercial mortgage loans held for sale, decreased by $80.8 million to $40.1 million as of December 31, 2019 from $120.9 million as of December 31, 2018. The decrease primarily reflects the resolution of a $42.9 million nonaccrual commercial mortgage loan in the Florida region for which a $31.5 million payment was received and an $11.4 million charge-off was recorded in 2019, as well as a $12.9 million reduction related to the restructuring at maturity of a commercial mortgage loan that financed multiple properties in Puerto Rico. The Bank restructured this loan, which had a book value of $22.4 million as of December 31, 2018, into two separate loans supported by sources of repayment that are independent for each loan: (i) a $10.7 million loan, which is collateral dependent, carries a current market rate of interest, and was placed in accrual status after consideration of the satisfactory historical payment performance of the borrower and the Bank’s assessment of full collectability of principal and interest and (ii) an $11.6 million loan, also collateral dependent, for which the Bank granted a forbearance period and recorded a partial charge-off of $2.1 million at the time of the restructuring supported by a full faith and credit evaluation. The latter, which had a book value of $9.6 million as of December 31, 2019, remained in nonaccrual status as of December 31, 2019. In addition, the decrease reflects the effect of sales and repayments of commercial mortgage nonaccrual loans held for sale totaling $11.4 million during 2019. Total inflows of nonaccrual commercial mortgage loans held for investment amounted to $1.5 million during 2019, compared to $78.6 million in 2018.

Nonaccrual C&I loans, including nonaccrual C&I loans held for sale, decreased by $13.3 million to $18.8 million as of December 31, 2019 from $32.1 million as of December 31, 2018. The decrease was primarily related to charges-offs amounting to $7.1 million, including the aforementioned charge-off of $5.7 million taken on a C&I loan with a previously-established specific reserve in Puerto Rico, collections on nonaccrual C&I loans held for investment of $5.1 million during 2019, and sales and repayments of nonaccrual C&I loans held for sale totaling $1.7 million. Total inflows of nonaccrual C&I loans held for investment were $2.3 million during 2019, compared to $5.2 million in 2018.

Nonaccrual construction loans, including nonaccrual construction loans held for sale, decreased by $1.6 million to $9.8 million as of December 31, 2019 from $11.4 million as of December 31, 2018, mainly due to the repayment of a $3.0 million nonaccrual construction loan held for sale during the first quarter of 2019, approximately $2.4 million of loans brought current and restored to accrual status during 2019, and repayments of nonaccrual construction loans held for sale of $3.0 million, partially offset by the inflow of a $6.0 million construction relationship in the Virgin Islands region. Total inflows of nonaccrual construction loans held for investment amounted to $6.4 million during 2019, compared to $1.7 million in 2018.

The following tables present the activity of commercial and construction nonaccrual loans held for investment for the indicated periods:

	Commercial Mortgage	Commercial & Industrial	Construction	Total
(In thousands)
Year ended December 31, 2019
Beginning balance	$109,536	$30,382	$8,362	$148,280
Plus:
Additions to nonaccrual	1,461	2,297	6,411	10,169
Less:
Loans returned to accrual status	(13,171)	(2,774)	(2,424)	(18,369)
Nonaccrual loans transferred to OREO	(1,770)	(227)	(1,197)	(3,194)
Nonaccrual loans charge-offs	(14,717)	(7,057)	(196)	(21,970)
Loan collections	(40,245)	(5,138)	(902)	(46,285)
Reclassification	(1,018)	1,290	(272)	-
Ending balance	$40,076	18,773	9,782	$68,631

	Commercial Mortgage	Commercial & Industrial	Construction	Total
(In thousands)
Year ended December 31, 2018
Beginning balance	$156,493	$85,839	$52,113	$294,445
Plus:
Additions to nonaccrual	78,564	5,178	1,659	85,401
Less:
Loans returned to accrual status	(40,225)	(37,869)	(899)	(78,993)
Nonaccrual loans transferred to OREO	(4,353)	(3,841)	(676)	(8,870)
Nonaccrual loans charge-offs	(23,818)	(8,199)	(8,262)	(40,279)
Loan collections	(17,539)	(8,936)	(1,777)	(28,252)
Reclassification	-	-	(781)	(781)
Loans transferred to loans held for sale, net of charge-offs	(39,586)	(1,790)	(33,015)	(74,391)
Ending balance	$109,536	$30,382	8,362	$148,280

The following table presents the activity of commercial and construction nonaccrual loans held for sale for the indicated periods:

	Commercial Mortgage	Commercial & Industrial	Construction	Total
(In thousands)
Year ended December 31, 2019
Beginning balance	$11,371	$1,725	$3,015	$16,111
Less:
Loan collections and other	(989)	(662)	(3,015)	(4,666)
Nonaccrual loans sold	(10,382)	(1,063)	-	(11,445)
Ending balance	$-	$-	$-	$-

	Commercial Mortgage	Commercial & Industrial	Construction	Total
(In thousands)
Year ended December 31, 2018
Beginning balance	$-	$-	$8,290	$8,290
Plus:
Loans transferred form held for investment	39,586	1,790	33,015	74,391
Less:
Loan collections	(1,001)	(65)	(3,000)	(4,066)
Lower of cost or market adjustment	-	-	(558)	(558)
Nonaccrual loans sold	(27,214)	-	(34,732)	(61,946)
Ending balance	$11,371	$1,725	$3,015	$16,111

Total nonaccrual commercial and construction loans, with a book value of $68.6 million as of December 31, 2019 were being carried (net of reserves and accumulated charge-offs) at 42.0% of unpaid principal balance.

Nonaccrual residential mortgage loans decreased by $25.9 million to $121.4 million as of December 31, 2019, compared to $147.3 million as of December 31, 2018. The decrease was driven primarily by loans brought current, loans transferred to the OREO portfolio, collections (including two loans individually in excess of $1 million paid-off in the first quarter, which totaled $3.3 million), and charge-offs that, in the aggregate, offset the inflows in 2019. The inflow of nonaccrual residential mortgage loans during 2019 amounted to $48.3 million, compared to inflows of $76.2 million in 2018.

The following table presents the activity of residential nonaccrual loans held for investment for the indicated periods:

	Year ended	Year ended
	December 31, 2019	December 31, 2018
(In thousands)
Beginning balance	$147,287	$178,291
Plus:
Additions to nonaccrual	48,296	76,176
Less:
Loans returned to accrual status	(19,394)	(44,782)
Nonaccrual loans transferred to OREO	(23,571)	(30,079)
Nonaccrual loans charge-offs	(12,950)	(17,511)
Loan collections	(18,260)	(15,589)
Reclassification	-	781
Ending balance	$121,408	$147,287

The amount of nonaccrual consumer loans, including finance leases, remain relatively flat, increasing by $0.2 million during 2019 to $20.6 million as of December 31, 2019, compared to $20.4 million as of December 31, 2018. The inflows of nonaccrual consumer loans during 2019 were $54.2 million, an increase of $0.4 million, compared to inflows of $53.8 million in 2018.

As of December 31, 2019, approximately $27.0 million of the loans placed in nonaccrual status, mainly commercial loans, were current, or had delinquencies of less than 90 days in their interest payments, including $14.8 million of TDRs maintained in nonaccrual status until the restructured loans meet the criteria of sustained payment performance under the revised terms for reinstatement to accrual status and there is no doubt about full collectability. Collections on these loans are being recorded on a cash basis through earnings, or on a cost-recovery basis, as conditions warrant.

During the year ended December 31, 2019, interest income of approximately $2.0 million related to nonaccrual loans with a carrying value of $57.2 million as of December 31, 2019, mainly nonaccrual construction and commercial loans, was applied against the related principal balances under the cost-recovery method.

As of December 31, 2019, approximately $74.1 million, or 35.2%, of total nonaccrual loans held for investment, have been charged-off to their net realizable value and no specific reserve was allocated, as shown in the following table:

(Dollars in thousands)	Residential Mortgage Loans	Commercial Mortgage Loans	Commercial & Industrial Loans	Construction Loans	Consumer and Finance Leases	Total
As of December 31, 2019
Nonaccrual loans held for investment
charged-off to realizable value	$59,350	$9,804	$3,242	$956	$738	$74,090
Other nonaccrual loans held
for investment	62,058	30,272	15,531	8,826	19,891	136,578
Total nonaccrual loans held
for investment	$121,408	$40,076	$18,773	$9,782	$20,629	$210,668

Allowance to nonaccrual loans held
for investment	36.91%	97.80%	80.96%	24.23%	259.69%	73.64%
Allowance to nonaccrual loans held
for investment, excluding nonaccrual
loans charged off to realizable value	72.20%	129.47%	97.86%	26.85%	269.32%	113.59%

As of December 31, 2018
Nonaccrual loans held for investment
charged-off to realizable value	$60,648	$36,386	$8,440	$2,431	$675	$108,580
Other nonaccrual loans held
for investment	86,639	73,150	21,942	5,931	19,731	207,393
Total nonaccrual loans held
for investment	$147,287	$109,536	$30,382	$8,362	$20,406	$315,973

Allowance to nonaccrual loans held
for investment	34.49%	50.74%	107.12%	42.96%	263.89%	62.15%
Allowance to nonaccrual loans held
for investment, excluding nonaccrual
loans charged-off to realizable value	58.63%	75.98%	148.33%	60.56%	272.92%	94.68%

Total loans in early delinquency (i.e., 30-89 days past due loans, as defined in regulatory report instructions) amounted to $162.7 million as of December 31, 2019, an increase of $26.1 million compared to $136.6 million as of December 31, 2018. The variances by major portfolio categories follow:

•Consumer loans in early delinquency increased by $10.1 million to $69.6 million as of December 31, 2019, from $59.5 million as of December 31, 2018, and residential mortgage loans in early delinquency increased by $14.4 million to $87.6 million as of December 31, 2019, from $73.2 million as of December 31, 2018.

•Commercial and construction loans in early delinquency increased by $1.7 million to $5.5 million as of December 31, 2019, from $3.9 million as of December 31, 2018.

The Corporation provides homeownership preservation assistance to its customers through a loss mitigation program in Puerto Rico that is similar to the U.S. government’s Home Affordable Modification Program guidelines. Depending upon the nature of borrowers’ financial condition, restructurings or loan modifications through this program, as well as other restructurings of individual commercial, commercial mortgage, construction, and residential mortgage loans fit the definition of a TDR. A restructuring of a debt constitutes a TDR if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. Modifications involve changes in one or more of the loan terms that bring a defaulted loan current and provide sustainable affordability. Changes may include, among others, the extension of the maturity of the loan and modifications of the loan rate. See Note 9,- Loans Held for Investment, to the audited consolidated financial statements included in Item 8 of this Form 10-K, for additional information and statistics about the Corporation’s TDR loans.

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

The following table provides a breakdown between accrual and nonaccrual TDRs as of the indicated dates:

(In thousands)	As of December 31, 2019

	Accrual	Nonaccrual (1)	Total TDRs

Non-FHA/VA Residential Mortgage loans	$265,746	$50,903	$316,649
Commercial mortgage loans	51,062	23,917	74,979
Commercial and Industrial loans	59,689	7,160	66,849
Construction loans
Construction - Land	2,724	1,083	3,807
Construction - Commercial	-	-	-
Construction - Residential	514	-	514
Consumer loans - Auto	8,556	5,984	14,540
Finance leases	1,502	30	1,532
Consumer loans - Other	8,464	663	9,127
Total TDRs	$398,257	$89,740	$487,997

(1)Included in nonaccrual loans are $14.8 million in loans that are performing under the terms of the restructuring agreement but are reported in nonaccrual status until the restructured loans meet the criteria of sustained payment performance under the revised terms for reinstatement to accrual status and are deemed fully collectible.

The OREO portfolio, which is part of non-performing assets, decreased by $29.8 million to $101.6 million as of December 31, 2019, compared to $131.4 million as of December 31, 2018. The following tables show the composition of the OREO portfolio as of December 31, 2019 and December 31, 2018, as well as the activity during the year ended December 31, 2019 of the OREO portfolio by geographic region:

OREO Composition by Region

(In thousands)	As of December 31, 2019
	Puerto Rico	Virgin Islands	Florida	Consolidated
Residential	$45,890	$1,022	$-	$46,912
Commercial	43,959	3,180	132	47,271
Construction	6,736	707	-	7,443
	$96,585	$4,909	$132	$101,626

(In thousands)	As of December 31, 2018
	Puerto Rico	Virgin Islands	Florida	Consolidated
Residential	$47,428	$1,369	$442	$49,239
Commercial	67,185	4,521	132	71,838
Construction	9,511	814	-	10,325
	$124,124	$6,704	$574	$131,402

OREO Activity by Region

(In thousands)	For the year ended December 31, 2019
	Puerto Rico	Virgin Islands	Florida	Consolidated
Beginning Balance	$124,124	$6,704	$574	$131,402
Additions	38,345	1,294	759	40,398
Sales	(48,703)	(2,570)	(1,187)	(52,460)
Write-down adjustments	(17,181)	(519)	(14)	(17,714)
Ending Balance	$96,585	$4,909	$132	$101,626

Net Charge-offs and Total Credit Losses

Net charge-offs totaled $81.4 million, or 0.91% of average loans, for the year ended December 31, 2019 compared to $94.7 million, or 1.09%, for the year ended December 31, 2018. The decrease in net charge-offs primarily relates to charge-offs totaling $22.2 million associated with the transfer to held for sale of $74.4 million in nonaccrual commercial and construction loans in 2018, partially offset by a $5.9 million decrease in loan loss recoveries.

Commercial mortgage loan net charge-offs were $14.7 million, or 0.97% of average commercial mortgage loans, for the year ended December 31, 2019 compared to $16.0 million, or 1.03%, for the year ended December 31, 2018. Commercial mortgage loans net charge-offs in 2019 included the aforementioned $11.4 million charge-off taken on a commercial mortgage loan in the Florida region and a $2.1 million charge-off associated with a split loan restructuring in the Puerto Rico region. Commercial mortgage loans net charge-offs for 2018 included $13.8 million associated with the transfer to held for sale of $39.6 million in nonaccrual commercial mortgage loans. In addition, the Corporation recorded a loan loss recovery of $7.4 million on the payoff of a commercial mortgage loan.

Commercial and industrial loans net charge-offs totaled $3.7 million, or 0.16% of average commercial and industrial loans, for the year ended December 31, 2019 compared to $7.9 million, or 0.38%, for the year ended December 31, 2018. Commercial and Industrial loans net charge-offs for 2019 included a $5.7 million charge-off taken against a previously-established specific reserve associated with a commercial and industrial loan in the Puerto Rico region and is net of a $1.7 million loan loss recovery in the Virgin Islands region associated with a commercial and industrial loan fully charged-off in prior periods. Commercial and industrial loan net charge-offs for 2018 included $1.7 million associated with the transfer to held for sale of $1.8 million in nonaccrual commercial and industrial loans.

Construction loans net recoveries were $0.3 million, or 0.28% of average construction loans, for the year ended December 31, 2019 compared to net charge-offs of $8.0 million, or 6.75%, for the year ended December 31, 2018. The variance was primarily related to charge-offs totaling $6.7 million related to $33.0 million in nonaccrual construction loans transferred to held for sale during 2018.

Residential mortgage loans net charge-offs were $20.1 million, or 0.66% of average residential mortgage loans, for the year ended December 31, 2019 compared to $21.4 million, or 0.67%, for the year ended December 31, 2018. Approximately $12.2 million in charge-offs for 2019 resulted from valuations for impairment purposes of residential mortgage loans considered homogeneous given high delinquency and loan-to-value levels, compared to $16.9 million for 2018. Net charge-offs on residential mortgage loans for 2019 also included $7.0 million related to foreclosures, compared to $3.7 million for 2018.

Net charge-offs of consumer loans and finance leases were $43.3 million, or 2.05% of average consumer loans and finance leases, for the year ended December 31, 2019 compared to $41.5 million, or 2.31% of average loans, for the year ended December 31, 2018. Approximately $10.9 million of the consumer loan charge-offs recorded in 2018 were taken against previously-established hurricane-related qualitative reserves associated with Hurricanes Irma and Maria.

The following table shows the ratios of net charge-offs to average loans by loan category for the last five years:

	For the year ended December 31,
	2019	2018	2017	2016	2015

Residential mortgage	0.66%	0.67%	0.79%	0.93%	0.55%
Commercial mortgage	0.97%	1.03%	2.42%	1.28%	3.12%
Commercial and industrial	0.16%	0.38%	0.66%	1.11%	1.32%
Construction (1)	-0.28%	6.75%	2.05%	1.02%	1.42%
Consumer loans and finance leases	2.05%	2.31%	2.12%	2.63%	2.85%
Total loans	0.91%	1.09%	1.33%	1.37%	1.68%

(1) For the year ended December 31, 2019, recoveries in construction loans exceeded charge-offs.

The following table presents net charge-offs to average loans held in various portfolios by geographic segment for the last five years:

	December 31,	December 31,	December 31,	December 31,	December 31,
	2019	2018	2017	2016	2015
PUERTO RICO:
Residential mortgage	0.89%	0.86%	1.05%	1.20%	0.70%
Commercial mortgage	0.36%	1.23%	3.36%	1.66%	3.90%
Commercial and Industrial	0.39%	0.56%	0.96%	1.47%	1.63%
Construction	0.54%	6.18%	6.38%	2.93%	5.33%
Consumer and finance leases	2.05%	2.31%	2.14%	2.73%	2.96%
Total loans	1.05%	1.28%	1.74%	1.71%	2.05%

VIRGIN ISLANDS:
Residential mortgage	0.30%	0.48%	0.11%	0.15%	0.04%
Commercial mortgage (1)	(0.25)%	(0.14)%	(0.13)%	(0.16)%	-%
Commercial and Industrial (2)	(1.60)%	0.16%	(0.01)%	(0.01)%	0.23%
Construction (3)	(0.13)%	14.00%	(0.99)%	0.25%	0.21%
Consumer and finance leases	1.35%	2.70%	1.77%	1.04%	0.29%
Total loans (4)	(0.11)%	1.49%	0.10%	0.16%	0.11%

FLORIDA:
Residential mortgage (5)	(0.03)%	0.02%	0.04%	0.04%	0.03%
Commercial mortgage (6)	2.67%	0.72%	(0.01)%	(0.03)%	0.26%
Commercial and Industrial (7)	-%	0.01%	-%	(0.01)%	-%
Construction (8)	(0.79)%	(0.84)%	(0.74)%	(1.03)%	(5.98)%
Consumer and finance leases	2.98%	1.75%	1.69%	0.70%	1.11%
Total loans (9)	0.65%	0.22%	0.06%	0.01%	(0.04)%
________

(1)For 2019, 2018, 2017 and 2016, recoveries in commercial mortgage loans in the Virgin Islands exceeded charge-offs.

(2)For 2019, 2017 and 2016, recoveries in commercial and industrial loans in the Virgin Islands exceeded charge-offs.

(3)For 2019 and 2017, recoveries in construction loans in the Virgin Islands exceeded charge-offs.

(4)For 2019, total recoveries in the Virgin Islands exceeded charge-offs.

(5)For 2019, recoveries in residential mortgage loans in Florida exceeded charge-offs.

(6)For 2017 and 2016, recoveries in commercial mortgage loans in Florida exceeded charge-offs.

(7)For 2016, recoveries in commercial and industrial loans in Florida exceeded charge-offs.

(8)For 2019, 2018, 2017, 2016 and 2015, recoveries in construction loans in Florida exceeded charge-offs.

(9)For 2015, recoveries in total loans in Florida exceeded charge-offs.

The above ratios are based on annualized charge-offs and are not necessarily indicative of the results expected for the entire year or in subsequent periods.

Total credit losses (equal to net charge-offs plus losses on OREO operations) amounted to $96.1 million, or 1.06% of average loans and repossessed assets, for the year ended December 31, 2019 in contrast to credit losses of $109.2 million, or a loss rate of 1.23%, for the year ended December 31, 2018.

The following table presents information about the OREO inventory and credit losses for the periods indicated:

	Year Ended
	December 31,
	2019	2018
(Dollars in thousands)
OREO
OREO balances, carrying value:
Residential	$46,912	$49,239
Commercial	47,271	71,838
Construction	7,443	10,325
Total	$101,626	$131,402

OREO activity (number of properties):
Beginning property inventory	694	708
Properties acquired	493	393
Properties disposed	(490)	(407)
Ending property inventory	697	694

Average holding period (in days)
Residential	387	410
Commercial	1,784	1,347
Construction	1,537	1,377
Total average holding period (in days)	1,121	998

OREO operations (loss) gain:
Market adjustments, impairments (net of insurance recoveries), and gains (losses) on sale:
Residential	$(769)	$(5,233)
Commercial	(7,296)	(3,946)
Construction	(1,183)	(1,745)
	(9,248)	(10,924)
Other OREO operations expenses	(5,396)	(3,528)
Net Loss on OREO operations	$(14,644)	$(14,452)

(CHARGE-OFFS) RECOVERIES
Residential charge-offs, net	$(20,079)	$(21,383)
Commercial charge-offs, net	(18,342)	(23,871)
Construction charge-offs, net	274	(7,962)
Consumer and finance leases charge-offs, net	(43,301)	(41,518)
Total charge-offs, net	(81,448)	(94,734)
TOTAL CREDIT LOSSES (1)	$(96,092)	$(109,186)

LOSS RATIO PER CATEGORY (2):
Residential	0.67%	0.82%
Commercial	0.68%	0.75%
Construction	0.85%	7.57%
Consumer	2.05%	2.30%
TOTAL CREDIT LOSS RATIO (3)	1.06%	1.23%

(1)Equal to net loss on OREO operations plus charge-offs, net.

(2)Calculated as net charge-offs plus market adjustments, impairments, and gains (losses) on sales of OREO divided by average loans and repossessed assets.

(3)Calculated as net charge-offs plus net loss on OREO operations divided by average loans and repossessed assets.

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

Legal and Compliance Risk

Legal and compliance risk includes the risk of noncompliance with applicable legal and regulatory requirements, the risk of adverse legal judgments against the Corporation, and the risk that a counterparty’s performance obligations will be unenforceable. The Corporation is subject to extensive regulation in the different jurisdictions in which it conducts its business, and this regulatory scrutiny has been significantly increasing over the years. The Corporation has established, and continues to enhance, procedures that are designed to ensure compliance with all applicable statutory, regulatory and any other legal requirements. The Corporation has a Compliance Director who reports to the Chief Risk Officer and is responsible for the oversight of regulatory compliance and implementation of an enterprise-wide compliance risk assessment process. The Compliance division has officer roles in each major business area with direct reporting responsibilities to the Corporate Compliance Group.

Concentration Risk

The Corporation conducts its operations in a geographically concentrated area, as its main market is Puerto Rico. However, the Corporation has diversified its geographical risk, as evidenced by its operations in the Virgin Islands and in Florida. Of the total gross loan portfolio held for investment of $9.0 billion as of December 31, 2019, the Corporation had credit risk of approximately 74% in Puerto Rico, 21% in the United States, and 5% in the Virgin Islands.

Update on the Puerto Rico Fiscal Situation

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

The Puerto Rico Economic Activity Index (the “EDB-EAI”) in November 2019 was 121.8, an increase of 0.3% compared to November 2018, the second year-over-year consecutive positive growth after four year-over-year consecutive declines, and increased by 0.1% when compared to October 2019. The EDB-EAI is a coincident index of economic activity for Puerto Rico made up of four indicators (cement sales, gasoline consumption, electric power generation and non-farm payroll employment). The cement sales for November 2019 totaled 1.2 million 94-pound bags, an increase of 4.0% over the prior month, and an annual increase of 1.6%. Estimated gasoline consumption in November 2019 was 73.7 million gallons, a 6.0% decrease when compared with October 2019, and a decrease of 9.1% compared to the same period in 2018. Electric power generation for November 2019 totaled 1,597.6 million kilowatt-hours, an increase of 0.3% over the prior month, and an annual increase of 4.4% compared with the same period in 2018. Total non-farm payroll employment for November 2019 averaged 874,600 employees, an upturn of 0.4% compared to October 2019, and an annual increase of 0.8% compared with the same period in 2018. The seasonally adjusted unemployment rate in Puerto Rico was 8.4% in December 2019, compared to 7.9% in November 2019. The average of the labor force participation rate in Puerto Rico was 44.7% from 1990 until 2019, reaching an all-time high of 49.8% in February 2007 and a record low of 38.5% in October 2017. The New Fiscal Plan projects that inflation rates will reach 1.09%, 1.43%, 1.47%, 1.46% and 1.47% for fiscal years 2020 through 2024, respectively.

Based on information published by the Puerto Rico Treasury, the net revenues of the Puerto Rico government’s General Fund in November 2019 totaled approximately $531 million, a decrease of approximately $26 million, or 4.65%, when compared with November 2018. The net revenue to the General Fund for the first five months of the fiscal year 2019-20 (July – November) was $4.2 billion, an increase of $680 million or 19.2%, compared with the same period of the previous fiscal year.

New Fiscal Plan

The New Fiscal Plan approved by the PROMESA oversight board on May 9, 2019 uses a six-year horizon and projects an 8.4% decline in population over the next six years (when compared to Fiscal Year 2018), with the assumption that the low historical rate of immigration into Puerto Rico will continue. In addition, the New Fiscal Plan established an annual emergency reserve of $130 million for 10 years. The New Fiscal Plan also assumes approximately $83 billion in disaster relief funding and projects to create a temporary fiscal surplus through fiscal year 2024. The New Fiscal Plan includes and maintains a series of structural reforms in areas such as: (i) human capital and labor; (ii) ease of doing business; (iii) power sector reform; and (iv) infrastructure reform. The New Fiscal Plan projects that the $83 billion of disaster relief funding from federal and private sources will be disbursed in the reconstruction effort. It will provide funding for individuals (e.g., for the reconstruction of houses, personal expenditures related to the hurricane, such as clothing and supplies) and the public (e.g., for the reconstruction of major infrastructure, roads, and schools), and will be used to cover part of the Commonwealth of Puerto Rico’s (the “Commonwealth”) share of the cost of disaster relief funding (recipients often must match some portion of federal public assistance spend). Approximately $49 billion of the Commonwealth’s share is estimated to come from the Federal Emergency Management Administration’s Disaster Relief Fund for public assistance, hazard mitigation, mission assignments, and individual assistance. An estimated $8 billion will come from private and business insurance payouts, and $6 billion is related to other federal funding. The New Fiscal Plan includes approximately $20 billion of funding from the Community Development Block Grants Disaster Relief program (“CDBG”), of which approximately $2.4 billion is estimated to be allocated to offset the Commonwealth’s and its entities’ expected cost-share requirements. This portion of CDBG funding will go towards covering part of the approximate 10% cost share burden on expenditures attributable to the Commonwealth, PREPA, Puerto Rico Aqueduct and Sewer Authority, and the Highways and Transportation Authority from fiscal year 2019 to fiscal year 2025, given statutory requirements regarding the timeline of CDBG spending. The New Fiscal Plan also allocates $1.8 billion to the Commonwealth-funded cost share, which includes $100 million per year from fiscal year 2020 to fiscal year 2025 to cover local costs in the event that fewer CDBG funds than anticipated become available.

On May 9, 2019, the PROMESA oversight board announced that it designated all of the island’s 78 municipalities as Covered Territorial Instrumentalities subject to the requirements of PROMESA. A group of 10 municipalities will be used as a pilot for assessing and enhancing municipal financial and budgetary practices, and for developing economic development strategies to address municipal fiscal challenges. As part of the pilot, the 10 municipalities will receive technical assistance from the PROMESA oversight board and participate in working meetings and listening sessions to receive feedback from stakeholders. The 10 municipalities were selected based upon a combination of factors, such as fiscal challenges, the impact of the reduction of transfers from the central government of Puerto Rico, and their experience implementing innovative and creative initiatives and collaborating with other municipalities. As of December 31, 2019, the Corporation does not have credit exposure to these 10 municipalities. In addition, the PROMESA oversight board determined that the Governor must provide the PROMESA oversight board with an instrumentality fiscal plan and an instrumentality budget for CRIM.

Fiscal Budget Recent Developments

On July 1, 2019, the PROMESA oversight board announced that it certified a fiscal year 2020 consolidated budget of $20.2 billion, which covers the general fund (the “General Fund”), a special reserve fund (the “Special Reserve Fund”) and federal funds (“Federal Funds”). The $9.1 billion General Fund, which is the fund the government uses for its day-to-day operations, increases by approximately 3.4% from the previous fiscal year, reflecting the need to cover healthcare costs in light of the reduction of federal Medicaid appropriations, and an increased focus on public safety. The $3.5 billion in Special Revenue Funds, which is comprised of revenue the government generates from fees and services dedicated to particular uses, reflects a more than 30% increase from the previous fiscal year. The $7.6 billion in Federal Funds, which is related to other federal funding matters, decreased from $8.1 billion in the previous fiscal year, reflecting a more than 17% decline in expected funding from the U.S. Government, primarily as a result of reduced appropriations to fund Puerto Rico’s Medicaid program. The budget includes spending in areas such as healthcare ($4.3 billion), education ($2.9 billion), pension payments (“pay-as-you -go or PayGo”) ($2.6 billion), public safety ($1.1 billion) and employer social security contributions ($46 million).

The government’s payroll expenses under the 2020 consolidated budget decrease 11% across the three funds, to $3.8 billion. The General Fund budget decrease reflects an approximate 10% reduction from the previous year in the government’s back office expenses. The General Fund budget also includes reductions of approximately 30% in professional services expenses and approximately 13% in spending for the Legislature. Moreover, the PROMESA oversight board reduced its own budget by 11% to fund payroll increases for the Department of Health and Emergency Medical Services and to cover salary increases for firefighters.

Fiscal Situation Recent Developments

The PROMESA oversight board and various creditors of the Puerto Rico government, including pensioners and bondholders, have executed several preliminary agreements relating to, among other things, the restructuring of the GDB outstanding note obligations under Title VI of PROMESA, which was completed at a 55% recovery rate. In addition, the COFINA plan of adjustment under Title III proceedings was completed and provides in principle for an aggregate debt reduction of approximately one third of COFINA debt outstanding and savings of $17.5 billion in future debt service payments. Senior COFINA bondholders received a 93% recovery, while junior bondholders received a 53% recovery (an average recovery rate of approximately 70%). The Puerto Rico government and the PROMESA oversight board reached a restructuring agreement with a substantial portion of PREPA bondholders that, if eventually executed, would reduce PREPA’s debt service by approximately $3.0 billion or 40% over the next few years and represent a recovery rate for debt holders of approximately 67.5%. Other preliminary agreements relate to smaller government issuers (i.e. the Puerto Rico Industrial Development Company) that include broad debt haircuts, as well as moratoriums on the payment of principal for a period of two years and maturity extensions.

On June 16, 2019, the PROMESA oversight board entered into a plan support agreement (“PSA”) with certain bondholders of the Puerto Rico government that provides a framework for a plan of adjustment to address $35 billion of claims against the Puerto Rico government. The PSA provides for more than a 60% average haircut for all $35 billion claims, a 36% haircut on pre-2012 General Obligation (“GO”) bonds, and a 27% haircut on Public Building Authority (PBA) bonds. Moreover, the 2012 and 2014 GO bond issuers have a settlement option of receiving a recovery rate of 45% and 35%, respectively. The deal, which the Puerto Rico government has rejected, would reduce the amount of Commonwealth-related bonds outstanding to less than $12 billion and would cut debt service payments by half over the next 30 years to $21 billion from $43 billion.

On September 27, 2019, the PROMESA oversight board filed its proposed Plan of Adjustment (“The Plan”) with the U.S. District Court for the District of Puerto Rico, which has jurisdiction over PROMESA, to restructure $35 billion of debt and other claims against the Commonwealth of Puerto Rico, the PBA, and the Employee Retirement System (“ERS”); and more than $50 billion of pension liabilities. The Plan provides a framework to reduce the Commonwealth of Puerto Rico’s $35 billion of total liabilities – bonds and other claims – by more than 60%, to $12 billion. Combined with the restructuring of COFINA debt earlier in 2019, the Plan seeks to reduce the Commonwealth’s annual debt service to just under 9% of own-source revenues, down from almost 30% of government revenues prior to PROMESA. In addition, the PROMESA oversight board published a comprehensive independent analysis of the Government of Puerto Rico’s pension systems, as required under Section 211 of PROMESA. The report evaluates the fiscal and economic impact of the pension cash flows, including the pension liabilities and funding strategy, sources of funding, existing benefits and their sustainability, and the system’s legal structure and operational arrangements. In terms of pensions, the Plan establishes an independent pension reserve trust intended to ensure PayGo benefits can be paid regardless of the economic or political situation. It includes an 8.5% pension reduction for retirees earning over $1,200 per month. The Plan seeks reductions from bondholders providing, on average, a more than a 60% blended reduction in total Commonwealth liabilities. The Plan, combined with the completed COFINA debt restructuring, would reduce the maximum annual amount of government net-tax supported debt service from $4.2 billion to $1.5 billion. The Plan would reduce the combined debt service of the Commonwealth and COFINA from $82 billion to $44 billion over a 30-year period.

The Plan addresses the following five components of debt in its proposed restructuring: (i) the debt of the central government; (ii) claw back claims against the Commonwealth; (iii) PBA bonds; (iv) ERS bonds and (v) general unsecured claims against the Commonwealth, PBA, and ERS and the Commonwealth’s pension liabilities. It includes the following specific recovery terms:

-A 36% reduction for holders of GO bonds issued before 2012

-A 28% reduction for holders of PBA bonds issued before 2012

-An 87% reduction for holders of ERS bonds

The Plan also provides an option for holders of bonds issued after 2011, which debt has been challenged as unconstitutional. The settlement offer includes the following terms for settling bondholders:

-A 55% to 65% reduction for holders of challenged GO bonds and Commonwealth guaranteed claims

-A 42% reduction for holders of challenged PBA bonds

The Plan builds on the PSA announced in June 2019 and negotiated with holders of approximately $3 billion in claims. As of the Plan filing date, the Plan included support from holders of approximately $4 billion in claims, representing 54% of claims from PBA bonds issued before 2012 and 22% of all GO and PBA claims, making the Plan Support Agreement effective.

As contemplated in the PSA, the PROMESA oversight board approved and certified the filing of a voluntary petition under PROMESA’s Title III for PBA, to enable the restructuring of the PBA claims through the Plan.

Other Developments

On April 23, 2019, the PROMESA oversight board filed a petition with the U.S. Court' of Appeals for the First Circuit (“the “Court”) to review the Court’s ruling on February 15, 2019 that the PROMESA oversight board had been unconstitutionally appointed because its seven members are principal U.S. officers and should have been selected by the U.S. President and confirmed by the U.S. Senate as required by the Appointments Clause. In addition, the PROMESA oversight board requested, pursuant to Federal Rule of Appellate Procedure 41(d), that the Court extend the stay of its mandate, pending the Supreme Court’s final disposition, which allows the members of the PROMESA oversight board to continue operations until May 16, 2019. While the February 15, 2019 Court ruling validated the PROMESA oversight board’s actions on Puerto Rico’s bankruptcy-like process under PROMESA, it stayed its ruling for 90 days to give the U.S. Congress the opportunity to either validate the existing board or reconstitute a new one to comply with the Appointments Clause.

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

On July 4, 2019, the Court extended indefinitely the stay that allows the PROMESA oversight board to operate until the U.S. Supreme Court reviews the five cases involving the constitutionality of its members. On October 15, 2019, the U.S. Supreme Court heard oral arguments in the appeal. Although the U.S. Supreme Court has not rendered a decision, the court agreed to expedite its consideration of the case.

On July 24, 2019, Governor Ricardo Rosello Nevares announced his resignation as the governor of Puerto Rico effective August 2, 2019 at 5:00 p.m. The resignation came after 12 days of protests and disruptions due to scandal involving leaked private communications, as well as corruption investigations and arrests within his administration. Consistent with the provisions regarding succession to the governor in the Constitution of Puerto Rico, the Secretary of Justice, Wanda Vazquez was sworn in as the new Governor of Puerto Rico at 5 p.m. on Wednesday, August 7, 2019.

On July 25, 2019, FEMA released a notification under release number HQ-19-078 announcing its decision to reinstate the manual drawdown process for the Commonwealth of Puerto Rico. The letter confirmed that effective immediately, the Commonwealth of Puerto Rico must receive approval from the agency to drawdown all grant funds related to recovery efforts associated with Hurricanes Irma and Maria. The manual drawdown process will require the Government of Puerto Rico to submit funding drawdown requests on behalf of municipalities and state agencies prior to receiving FEMA grant funding. Additionally, the drawdown request must be accompanied with supporting documentation to certify that the amount being requested is eligible, allowable, and reasonable and in alignment with federal procurement regulations.

On August 2, 2019, HUD announced that it will appoint a federal financial monitor to oversee the disbursement and use of the nearly $20.5 billion allocated to Puerto Rico through the aforementioned CDBG.

On January 15, 2020, the Trump administration imposed restrictions on billions of dollars in emergency relief to Puerto Rico, including blocking spending on the island’s electrical grid and suspending its $15-an-hour minimum wage for federally funded relief work.

On January 16, 2020, HUD announced that it will appoint a Federal Financial Monitor to oversee the grant administration and disbursement process of disaster recovery funds to Puerto Rico and the U.S. Virgin Islands. As of January 16, 2020, HUD has made available to the Puerto Rico government $1.507 billion of the $20.5 billion in CDBG-DR funds authorized for projects mostly aimed at rebuilding the island after Hurricane María. Of that $1.507 billion, the government of Puerto Rico had disbursed $10.8 million by the end of 2019. Following the earthquakes early in 2020, HUD confirmed that after the appointment of the Federal Financial Monitor, it will release $1 billion from the CDBG-DR funds approved for Puerto Rico.

On January 27, 2020, HUD published a Federal Register Notice that announces the allocation of $8.285 billion of Community Development Block Grant mitigation (CDBG–MIT) funds to the Commonwealth of Puerto Rico pursuant to the requirements of the Further Additional Supplemental Appropriations for Disaster Relief Requirements Act, 2018.

On February 7, 2020, the U.S. House of Representatives passed legislation to provide Puerto Rico with $4.7 billion in emergency aid to help the island recover from the devastation caused by recent earthquakes and damage that remains from Hurricanes Irma and Maria. The legislation would provide a $3.26 billion CDBG for disaster recovery, $1.25 billion to repair infrastructure including roads and bridges, $100 million to restart school operations, $40 million for nutrition assistance and an additional $20 million for Puerto Rico’s energy needs.

Exposure to the Puerto Rico Government

As of December 31, 2019, the Corporation had $204.5 million of direct exposure to the Puerto Rico government, its municipalities and public corporations, compared to $214.6 million as of December 31, 2018. As of December 31, 2019, approximately $182.5 million of the exposure consisted of loans and obligations of municipalities in Puerto Rico that are supported by assigned property tax revenues and for which, in most cases, the good faith, credit and unlimited taxing power of the applicable municipality have been pledged to their repayment, compared to $191.9 million as of December 31, 2018. Approximately 76% of the Corporation’s municipality exposure consisted primarily of senior priority obligations concentrated in three of the largest municipalities in Puerto Rico. The municipalities are required by law to levy special property taxes in such amounts as are required for the payment of all of their respective general obligation bonds and notes. During the second quarter of 2019, the PROMESA oversight board announced the designation of the Commonwealth’s 78 municipalities as covered instrumentalities under PROMESA. Meanwhile, the latest fiscal plan certified by the PROMESA oversight board did not contemplate a restructuring of the debt of Puerto Rico’s municipalities, but the plan did call for the gradual elimination of budgetary subsidies provided to municipalities. Furthermore, municipalities are also likely to be affected by the negative economic and other effects resulting from expense, revenue or cash management measures taken to address the Puerto Rico government’s fiscal and liquidity shortfalls, as well as measures included in fiscal plans of other government entities. In addition to municipalities, the total direct exposure also included a $13.8 million loan to an affiliate of PREPA and obligations of the Puerto Rico government, specifically bonds of the PRHFA, at an amortized cost of $8.2 million as part of its available-for-sale investment securities portfolio (fair value of $7.3 million as of December 31, 2019).

The following table identifies the Corporation’s total direct exposure to the Puerto Rico Government as of December 31, 2019 according to their maturities:

	As of December 31, 2019
	Investment
	Portfolio		Total
	(Amortized cost)	Loans	Exposure

(In thousands)
Puerto Rico Housing Finance Authority:
After 5 to 10 years	$4,000	$-	$4,000
After 10 years	4,166	-	4,166
Total Puerto Rico Housing Finance Authority	8,166	-	8,166

Public Corporations:
Affiliate of the Puerto Rico Electric Power Authority:
After 1 to 5 years	-	13,833	13,833
Total Public Corporations	-	13,833	13,833

Municipalities:
Due within one year	321	21,122	21,443
After 1 to 5 years	8,264	9,209	17,473
After 5 to 10 years	56,511	13,507	70,018
After 10 years	73,579	-	73,579
Total Municipalities	138,675	43,838	182,513

Total Direct Government Exposure	$146,841	$57,671	$204,512

In addition, as of December 31, 2019, the Corporation had $106.9 million in exposure to residential mortgage loans that are guaranteed by the PRHFA, compared to $112.1 million as of December 31, 2018. Residential mortgage loans guaranteed by the PRHFA are secured by the underlying properties and the guarantees serve to cover shortfalls in collateral in the event of a borrower default. The Puerto Rico government guarantees up to $75 million of the principal for all loans under the mortgage loan insurance program. According to the most recently released audited financial statements of the PRHFA, as of June 30, 2016, the PRHFA’s mortgage loans insurance program covered loans in an aggregate amount of approximately $576 million. The regulations adopted by the PRHFA require the establishment of adequate reserves to guarantee the solvency of the mortgage loan insurance fund. As of June 30, 2016, the most recent date as to which information is available, the PRHFA had a restricted net position for such purposes of approximately $77.4 million.

As of December 31, 2019, the Corporation had $826.9 million of public sector deposits in Puerto Rico, compared to $677.3 million as of December 31, 2018. Approximately 37% is from municipalities and municipal agencies in Puerto Rico and 63% is from public corporations and the central government and agencies in Puerto Rico.

Exposure to USVI government

The Corporation has credit exposure to USVI government entities.

The USVI is experiencing a number of fiscal and economic challenges that could adversely affect the ability of its public corporations and instrumentalities to service their outstanding debt obligations. Preliminary data released by the U.S. Department of Commerce, Bureau of Economic Analysis, showed that the USVI real GDP increased 1.5% in 2018 after decreasing 0.6% in 2017. In mid- February 2017, the USVI was facing a financial crisis due to a high debt level of $2 billion and a structural budget deficit of $110 million. Despite recent improvements in general fund revenues, several challenges remain present, including the need to close the USVI government structural deficit gap, implement measures to address the solvency of the USVI government employee retirement system, and regain access to capital markets at reasonable terms. On September 23, 2019, Moody’s downgraded the most senior bonds of the Virgin Islands Water and Power Authority to eight steps below investment grade. PROMESA does not apply to the USVI and, as such, there is currently no federal legislation permitting the restructuring of the debts of the USVI and its public corporations and instrumentalities.

To the extent that the fiscal condition of the USVI government continues to deteriorate, the U.S. Congress or the government of the USVI may enact legislation allowing for the restructuring of the financial obligations of the USVI government entities or imposing a stay on creditor remedies, including by making PROMESA applicable to the USVI.

As of December 31, 2019, the Corporation had $64.1 million in loans to USVI government instrumentalities and public corporations, compared to $55.8 million as of December 31, 2018. Of the amount outstanding as of December 31, 2019, public corporations of the USVI owed approximately $40.8 million and an independent instrumentality of the USVI government owed approximately $23.2 million. During the fourth quarter of 2019, the Corporation completed the refinancing and renewals at market terms of approximately $27.8 million of credit facilities of the USVI government public corporations that were performing and up-to-date on principal and interest payments. The Corporation cannot predict at this time the ultimate effect that the current fiscal situation of the USVI government and public corporations will have on the economic activity in the USVI and the Corporation’s clients. Adverse developments in the economic activity of this region could result in adverse effects on the Corporation’s profitability and credit quality.

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

BASIS OF PRESENTATION

The Corporation has included in this Form 10-K the following financial measures that are not recognized under GAAP, which are referred to as non-GAAP financial measures:

•Net interest income, interest rate spread, and net interest margin are reported excluding the changes in the fair value of derivative instruments and on a tax-equivalent basis in order to provide to investors additional information about the Corporation’s net interest income that management uses and believes should facilitate comparability and analysis of the periods presented. The changes in the fair value of derivative instruments have no effect on interest due or interest earned on interest-bearing liabilities or interest-earning assets, respectively. The tax-equivalent adjustment to net interest income recognizes the income tax savings when comparing taxable and tax-exempt assets and assumes a marginal income tax rate. Income from tax-exempt earning assets is increased by an amount equivalent to the taxes that would have been paid if this income had been taxable at statutory rates. Management believes that it is a standard practice in the banking industry to present net interest income, interest rate spread, and net interest margin on a fully tax-equivalent basis. This adjustment puts all earning assets, most notably tax-exempt securities and tax-exempt loans, on a common basis that facilitates comparison of results to the results of peers. See “Results of Operations – Net Interest Income” above for the table that reconciles the non-GAAP financial measure “net interest income excluding fair value changes and on a tax-equivalent basis” with net interest income calculated and presented in accordance with GAAP. The table also reconciles the non-GAAP financial measures “net interest spread and margin excluding fair value changes and on a tax-equivalent basis” with net interest spread and margin calculated and presented in accordance with GAAP.

•The tangible common equity ratio and tangible book value per common share are non-GAAP financial measures generally used by the financial community to evaluate capital adequacy. The Corporation defines the tangible common equity ratio as tangible common equity divided by tangible assets. The Corporation defines tangible book value per common share as tangible common equity divided by common shares outstanding. Tangible common equity is total equity less preferred equity, goodwill, core deposit intangibles, and other intangibles, such as the purchased credit card relationship intangible asset and the insurance customer relationship intangible asset. Tangible assets are total assets less goodwill, core deposit intangibles, and other intangibles, such as the purchased credit card relationship intangible asset and the insurance customer relationship intangible asset. Management and many stock analysts use the tangible common equity ratio and tangible book value per common share in conjunction with more traditional bank capital ratios to compare the capital adequacy of banking organizations with significant amounts of goodwill or other intangible assets, typically stemming from the use of the purchase method of accounting for mergers and acquisitions. Accordingly, the Corporation believes that disclosure of these financial measures is useful to investors. Neither tangible common equity nor tangible assets, or the related measures, should be considered in isolation or as a substitute for stockholders’ equity, total assets, or any other measure calculated in accordance with GAAP. Moreover, the manner in which the Corporation calculates its tangible common equity, tangible assets, and any other related measures may differ from that of other companies reporting measures with similar names. See “Risk Management – Capital” above for a reconciliation of the Corporation’s tangible common equity and tangible assets.

•Adjusted provision for loan and lease losses and the ratio of adjusted provision for loan and lease losses to net charge-offs are non-GAAP financial measures that exclude the effects related to the net loan loss reserve releases of $6.4 million and $16.9 million recorded in the years ended December 31, 2019 and 2018, respectively, and the $71.3 million charge to the provision for the year ended December 31, 2017 resulting from revised estimates of the qualitative reserve associated with the effects of Hurricanes Irma and Maria. Management believes that this information helps investors understand these adjusted measures without regard to items that are not expected to reoccur with any regularity or may reoccur at uncertain times and in uncertain amounts on reported results and facilitates comparisons with prior periods. See below for the reconciliation of the adjusted provision for loan and leases losses and the ratio of the adjusted provision for loan and lease losses to net charge-offs.

•Adjusted net income reflects the effect of the following exclusions:

•Merger and restructuring costs of $11.4 million in 2019 related to transaction costs and restructuring initiatives in connection with the pending acquisition of BSPR.

•The $3.0 million accelerated discount accretion resulting from the early payoff of an acquired commercial mortgage loan in 2019.

•Net loan loss reserve releases of $6.4 and $16.9 million in 2019 and 2018, respectively, and a charge to the provision for loan and lease losses of $71.3 million in 2017, resulting from revised estimates of the hurricane-related qualitative reserves associated with the effect of Hurricanes Irma and Maria.

•The $2.3 million expense recovery recognized in 2019 related to the employee retention benefit payment received by the Bank under the Disaster Tax Relief and Airport Extension Act of 2017, as amended.

•The benefit of $1.9 million and $0.5 million in 2019 and 2018, respectively, resulting from hurricane-related insurance recoveries related to impairments, repairs and maintenance costs incurred on facilities affected by Hurricanes Irma and Maria.

•Exclusion of hurricane-related expenses of $2.8 million and $2.5 million in 2018 and 2017, respectively.

•The exclusion of $1.8 million of expected insurance recoveries from compensation and rental costs that the Corporation incurred when Hurricanes Irma and Maria precluded employees from working in 2017.

•The OTTI charges on debt securities of $0.5 million, $0.1 million and $12.2 million in 2019, 2018, and 2017, respectively.

•The loss of $34 thousand on sales of U.S. agency MBS and debt securities in 2018.

•The recovery of $0.4 million of previously recorded OTTI charges on non-performing bonds of the GDB and the Puerto Rico Public Buildings Authority sold in 2017.

•The tax benefit of $63.2 million resulting from the partial reversal of the Corporation’s deferred tax asset valuation allowance in 2018.

•The exclusion of the one-time charge to tax expense of $9.9 million related to the enactment of the Puerto Rico Tax Reform of 2018.

•The tax benefit of $13.2 million related to the change in tax-status of certain subsidiaries from taxable corporations to limited liability companies in 2017.

•The gains of $2.3 million and $1.4 million in 2018 and 2017, respectively, related to the repurchase and cancellation of TRuPs.

•The exclusion of costs of $0.4 million associated with secondary offerings of the Corporation’s common stock by certain of its stockholders completed in 2017.

•The tax-related effects of all the pre-tax items mentioned in the above bullets as:

−Tax benefit of $4.3 million in 2019 related to merger and restructuring costs in connection with the pending acquisition of BSPR (calculated based on the statutory tax rate of 37.5% for 2019).

−Tax expense of $1.1 million in 2019 related to the accelerated discount accretion from the payoff of an acquired commercial mortgage loan (calculated based on the statutory tax rate of 37.5% for 2019).

−Tax expense of $2.4 million and $6.6 million in 2019 and 2018, respectively, and a tax benefit of $27.8 million in 2017 related to reserve releases and charges associated with the hurricane-related qualitative reserve (calculated based on the statutory tax rate of 37.5% for 2019 and 39% for 2018 and 2017).

−The employee retention benefit recognized in 2019 will not be treated as taxable income by virtue of the Disaster Tax Relief and Airport Extension Act of 2017.

−Tax expense of $0.7 million and $0.2 million in 2019 and 2018, respectively, related to the benefit of hurricane-related insurance recoveries (calculated based on the statutory tax rate of 37.5% for 2019 and 39% for 2018).

−Tax benefit of $1.1 million and $1.0 million in 2018 and 2017, respectively, related to hurricane-related expenses (calculated based on the statutory tax rate 39%).

−No tax benefit or expense was recorded for the OTTI charges on debt securities recorded in 2019, 2018 and 2017, the loss on sales of U.S. agencies MBS and bonds in 2018, and the recovery of previously OTTI charges in 2017. The Corporation recognized those adjustments at the tax-exempt international banking entity subsidiary level.

−The gains realized on the repurchase and cancellation of TRuPs in 2018 and 2017, and costs incurred associated with secondary offerings completed in 2017, recorded at the holding company level, had no effect on the income tax expense in 2018 and 2017.

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

See “Executive Overview of Results of Operations” above for the reconciliation of the non-GAAP financial measure “adjusted net income” to “net income”, the most equivalent GAAP financial measure. The following tables reconcile the non-GAAP financial measures “adjusted provision for loan and lease losses,” and “adjusted provision for loan and lease losses to net charge-offs ratio,” to the “provision for loan and lease losses” and the “provision for loan and lease losses to net charge-offs ratio”, the most equivalent GAAP financial measures for the years ended December 31, 2019, 2018 and 2017:

2019	As reported (GAAP)	Hurricane-related Qualitative Reserve Release	Adjusted (Non-GAAP)
(Dollars in thousands)
Provision for loan and lease losses	$40,225	$6,425	$46,650
Residential mortgage	14,091	-	14,091
Commercial mortgage	(1,697)	-	(1,697)
Commercial and industrial	(13,696)	3,422	(10,274)
Construction	(1,496)	-	(1,496)
Consumer	43,023	3,003	46,026

2018	As reported (GAAP)	Hurricane-related Qualitative Reserve Release	Adjusted (Non-GAAP)
(Dollars in thousands)
Provision for loan and lease losses	$59,253	$16,943	$76,196
Residential mortgage	13,202	374	13,576
Commercial mortgage	23,074	1,925	24,999
Commercial and industrial	(8,440)	5,511	(2,929)
Construction	7,032	729	7,761
Consumer	24,385	8,404	32,789

2017	As reported (GAAP)	Hurricane-related Provision for Loan and Lease Losses	Adjusted (Non-GAAP)
(Dollars in thousands)
Provision for loan and lease losses	$144,254	$(71,304)	$72,950
Residential mortgage	50,744	(14,581)	36,163
Commercial mortgage	30,054	(12,105)	17,949
Commercial and industrial	1,018	(15,947)	(14,929)
Construction	4,835	(3,660)	1,175
Consumer	57,603	(25,011)	32,592

	(GAAP to Non GAAP reconciliation)
	Year Ended
	December 31, 2019		December 31, 2018			December 31, 2017
	Provision for Loan and Lease Losses	Net Charge-Offs	Provision for Loan and Lease Losses	Net Charge-Offs		Provision for Loan and Lease Losses	Net Charge-Offs

(In thousands)
Provision for loan and lease losses and net charge-offs (GAAP)	$40,225	$81,448	$59,253	$94,734		$144,254	$118,014
Less Special Item:
Hurricane-related qualitative reserve release (provision)	6,425	-	16,943	-		(71,304)
Provision for loan and lease losses and net charge-offs,
excluding special item (Non-GAAP)	$46,650	$81,448	$76,196	$94,734		$72,950	$118,014

Provision for loan and lease losses to net charge-offs (GAAP)	49.39%		62.55%			122.23%
Provision for loan and lease losses to net charge-offs,
excluding special item (Non-GAAP)	57.28%		80.43%			61.81%
					-

Selected Quarterly Financial Data

Financial data showing the results for the 2019 and 2018 quarters is presented below. In the opinion of management, all adjustments necessary for a fair presentation have been included. These results are unaudited.

	2019
	March 31	June 30	September 30	December 31

	(In thousands, except for per share results)
Interest income	$166,472	$169,510	$172,295	$167,620
Net interest income	140,181	142,546	144,425	139,929
Provision for loan and lease losses	11,820	12,534	7,398	8,473
Net income	43,314	41,287	46,327	36,449
Net income attributable to common stockholders	42,645	40,618	45,658	35,780
Earnings per common share - basic	$0.20	$0.19	$0.21	$0.17
Earnings per common share - diluted	$0.20	$0.19	$0.21	$0.16

	2018
	March 31	June 30	September 30	December 31
	(In thousands, except for per share results)
Interest income	$149,418	$155,633	$157,492	$162,424
Net interest income	124,693	130,471	132,521	137,698
Provision for loan and lease losses	20,544	19,536	11,524	7,649
Net income	33,148	31,032	36,323	101,105
Net income attributable to common stockholders	32,479	30,363	35,654	100,436
Earnings per common share - basic	$0.15	$0.14	$0.16	$0.46
Earnings per common share - diluted	$0.15	$0.14	$0.16	$0.46

Some infrequent transactions that significantly affected quarterly periods include:

•Fourth quarter of 2019 includes pre-tax merger and restructuring costs of $10.9 million in connection with the pending acquisition of BSPR and related restructuring initiatives, including a $3.4 million charge related to a voluntary separation program offered to eligible employees at FirstBank during the fourth quarter of 2019.

•Third quarter of 2019 includes a pre-tax accelerated discount accretion of $3.0 million resulting from the early payoff of an acquired commercial mortgage loan.

•First quarter of 2019 includes: (i) pre-tax net loan loss reserve release of $6.4 million in connection with revised estimates of the hurricane-related qualitative reserves associated with the effects of Hurricanes Irma and Maria; and (ii) $2.3 million expense recovery related to an employee retention benefit payment received by the Bank by virtue of the Disaster Tax Relief and Airport Extension Act of 2017, as amended.

•Fourth quarter of 2018 includes: (i) a one-time tax benefit of $63.2 million resulting from the partial reversal of the deferred tax asset valuation allowance; (ii) a one-time charge to the income tax expense of $9.9 million related to the enactment of the Puerto Rico Tax Reform of 2018, specifically in connection with the reduction of the Corporation’s deferred tax assets as a result of the decrease in the maximum corporate tax rate in Puerto Rico from 39% to 37.5%, and (iii) a pre-tax net loan loss reserve release of $5.7 million in connection with revised estimates of the qualitative reserves associated with the effects of Hurricanes Irma and Maria.

•Third quarter of 2018 includes the recognition of a pre-tax net loan loss reserve release of $2.8 million in connection with revised estimates of the qualitative reserves associated with the effects of Hurricanes Irma and Maria.

•Second quarter of 2018 includes the recognition of a pre-tax net loan loss reserve release of $2.1 million in connection with revised estimates of the qualitative reserves associated with the effects of Hurricanes Irma and Maria.

•First quarter of 2018 includes: (i) a pre-tax net loan loss reserve release of $6.4 million in connection with revised estimates of the qualitative reserves associated with the effects of Hurricanes Irma and Maria; (ii) pre-tax hurricane-related expenses of $1.6 million; and (iii) a $2.3 million gain on the repurchase and cancellation of $23.8 million in trust-preferred securities.

CEO and CFO Certifications

First BanCorp.’s Chief Executive Officer and Chief Financial Officer have filed with the SEC certifications required by Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1, 31.2, 32.1 and 32.2 to this Annual Report on Form 10-K.

In addition, in 2019, First BanCorp’s Chief Executive Officer provided to the NYSE his annual certification, as required for all NYSE listed companies, that he was not aware of any violation by the Corporation of the NYSE corporate governance listing standards.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The information required herein is incorporated by reference to the information included under the sub-caption “Interest Rate Risk Management” in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K.

Item 8. Financial Statements and Supplementary Data

FIRST BANCORP.

REPORT OF INDEPENDENT RESGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and the Board of Directors

of First BanCorp.

Santurce, Puerto Rico

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statement of financial condition of First BanCorp. (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, cash flows, and changes in stockholders’ equity for the years then ended, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework issued in 2013 by COSO.

Basis for Opinions

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

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Loan and Lease Losses – Qualitative and Environmental Assessment of the General Reserve

As described in Notes 1 and 10 to the consolidated financial statements, the Company’s allowance for loan and lease losses is a valuation account that reflects the Company’s estimate of incurred losses in its loan and lease portfolio to the extent they are both probable and reasonable to estimate. The allowance for loan and lease losses was $155 million at December 31, 2019, which included $108 million related to loans collectively evaluated for impairment (“general reserves”). The calculation of the general reserve component is based on a quantitative and qualitative assessment and involves significant estimates and subjective assumptions which require a high degree of judgment relating to individual loan level, macro and local economic conditions and trends, including economic conditions throughout Puerto Rico, U.S. and British Virgin Islands, and the State of Florida. Changes in these assumptions could have a material effect on the Company’s financial results.

The qualitative assessment for the general reserve is determined by portfolio segment and classes of loans within certain of the portfolio segments and includes consideration of: economic risks, geography, internal risk rating, unemployment, delinquency and bankruptcy trends, and market data trends such as collateral values and home price trends, among other factors.

This qualitative assessment contributes significantly to the general reserve component of the allowance for loan and lease losses. Management’s identification and analysis of these considerations and related adjustments requires significant judgment. We identified the estimate of the qualitative adjustment of the general reserve for the commercial mortgage, commercial and industrial and residential mortgage portfolio (“identified segments”) as a critical audit matter as they represent a significant portion of the total qualitative adjustment and because management’s estimate relies on a qualitative analysis to determine a quantitative adjustment which required especially subjective auditor judgment.

The primary procedures we performed to address this critical audit matter included:

•Testing the effectiveness of controls over the evaluation of the general reserve qualitative assessment for the identified segments, including controls addressing:

−Management's review of the completeness and accuracy of data inputs used as the basis for the allowance allocations resulting from the qualitative assessment.

−Management’s review of the results of the third-party model validations.

−Management's review of the reasonableness of the judgments and assumptions used to develop the qualitative assessments for the general reserve.

−Management's review of the mathematical accuracy of the allowance calculation.

•Substantively testing management’s process, including evaluating their judgments and assumptions, for developing the general reserve qualitative assessments for the identified segments which included:

−Evaluation of the completeness and accuracy of data inputs used as a basis for the adjustments relating to qualitative general reserve factors.

−Evaluation of the reasonableness of management’s judgements related to the qualitative and quantitative assessment of the data used in the determination of the general reserve qualitative adjustments and the resulting allocation to the allowance. Among other procedures, our evaluation considered, evidence from internal and external sources, loan portfolio performance trends and whether such assumptions were applied consistently period to period.

−Analytically evaluating the qualitative assessments year over year for directional consistency and testing for reasonableness.

−Testing the mathematical accuracy of the allowance calculation, including the application of the qualitative considerations.

Deferred Tax Asset – Valuation Allowance Analysis

As described in Notes 1 and 27 to the consolidated financial statements, the Company has a deferred tax asset of $265 million as of December 31, 2019, net of a valuation allowance of $87 million. Of the carrying balance of the net deferred tax asset, $173 million, net of the aforementioned valuation allowance, is related to net operating loss carryforwards. The carrying value of the Company’s net deferred tax asset includes an assessment of the amount of deferred tax asset that is “more likely than not” to be realized. This assessment involves an evaluation of both positive and negative evidence that includes consideration of future taxable income forecasts from all sources. The estimate of future taxable income involves significant estimates and subjective assumptions which require a high degree of judgment related to internal projections, multiple internal scenarios and assumptions, as well as external data. Changes in these assumptions could have a material effect on the Company’s financial results.

Management’s identification and analysis of these assumptions requires significant judgment. We identified the estimate of future taxable income as a critical audit matter as the amount of the net deferred tax asset dependent upon future taxable income is significant and because management’s estimate relies on an analysis of future taxable income which required especially subjective auditor judgment.

The primary procedures we performed to address this critical audit matter included:

•Testing the effectiveness of controls over the deferred tax asset valuation allowance analysis, including controls addressing:

−Management's review of the completeness and accuracy of data inputs used as the basis for the analysis.

−Management's review of the reasonableness of the judgments and assumptions used to develop the analysis, including consideration of historical performance and future taxable income.

−Management's review of the mathematical accuracy of the analysis.

•Substantively testing management’s process, including evaluating their judgments and assumptions, for developing the assumptions in the deferred tax asset valuation allowance analysis which included:

−Evaluation of the completeness and accuracy of data inputs used as a basis for the assumptions used in the analysis.

−Evaluation of the reasonableness of management’s judgments related to the assumptions used in the determination of the estimate of future taxable income. Among other procedures, our evaluation considered evidence from actual historical performance, internal and external sources, financial performance trends and whether such assumptions were applied consistently period to period.

−Testing the mathematical accuracy of the deferred tax asset valuation allowance analysis, including the application of the estimate of future taxable income on the realization of the deferred tax asset components.

/s/ Crowe LLP

We have served as the Corporation’s auditor since 2018.

New York, New York

March 2, 2020

Stamp No. E404644 of the Puerto Rico

Society of Certified Public Accountants

was affixed to the record copy of this report.

REPORT OF INDEPENDENT RESGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors

First BanCorp.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of income, comprehensive income, cash flows and changes in stockholders’ equity of First BanCorp. and subsidiaries (the Corporation) for the year ended December 31, 2017, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the result of operations of the Corporation and its cash flows for the year ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

The consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Corporation in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to fraud or error, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and the significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provide a reasonable basis for our audit opinion.

/s/ KPMG LLP

We served as the Corporation’s auditor from 2012 to 2018.

San Juan, Puerto Rico

March 15, 2018

Stamp No. E392147 of the Puerto Rico

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

Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2019 based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, management concluded that, as of December 31, 2019, the Corporation’s internal control over financial reporting was effective based on the criteria established in Internal Control-Integrated Framework (2013).

The Corporation’s internal control over financial reporting as of December 31, 2019 has been audited by CROWE LLP, an independent registered public accounting firm, as stated in their accompanying report dated March 2, 2020, which expressed an unqualified opinion on the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2019.

First BanCorp.

/s/ Aurelio Alemán

Aurelio Alemán

President and Chief Executive Officer

Date: March 2, 2020

/s/ Orlando Berges

Orlando Berges

Executive Vice President

and Chief Financial Officer

Date: March 2, 2020

FIRST BANCORP.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31, 2019	December 31, 2018
	(In thousands, except for share information)
ASSETS
Cash and due from banks	$546,391	$578,613

Money market investments:
Time deposits with other financial institutions	300	300
Other short-term investments	97,408	7,290
Total money market investments	97,708	7,590

Investment securities available for sale, at fair value:
Securities pledged with creditors’ rights to repledge	130,165	182,735
Other investment securities available for sale	1,993,360	1,759,833
Total investment securities available for sale	2,123,525	1,942,568
Investment securities held to maturity, at amortized cost
(fair value 2019 - $110,374; 2018 - $125,658)	138,675	144,815
Equity securities	38,249	44,530

Loans, net of allowance for loan and lease losses of $155,139 (2018 - $196,362)	8,847,066	8,661,761
Loans held for sale, at lower of cost or market	39,477	43,186
Total loans, net	8,886,543	8,704,947

Premises and equipment, net	149,989	147,814
Other real estate owned (“OREO”)	101,626	131,402
Accrued interest receivable on loans and investments	50,205	50,365
Deferred tax asset, net	264,842	319,851
Other assets	213,513	171,066
Total assets	$12,611,266	$12,243,561

LIABILITIES

Non-interest-bearing deposits	$2,367,856	$2,395,481
Interest-bearing deposits	6,980,573	6,599,233
Total deposits	9,348,429	8,994,714

Securities sold under agreements to repurchase	100,000	150,086
Advances from the Federal Home Loan Bank (“FHLB”)	570,000	740,000
Other borrowings	184,150	184,150
Accounts payable and other liabilities	180,614	129,907
Total liabilities	10,383,193	10,198,857

STOCKHOLDERS’ EQUITY
Preferred stock, authorized, 50,000,000 shares:
Non-cumulative Perpetual Monthly Income Preferred Stock: 22,004,000
shares issued, 1,444,146 shares outstanding, aggregate liquidation value of $36,104	36,104	36,104
Common stock, $0.10 par value, authorized, 2,000,000,000 shares;
222,103,721 shares issued (2018 - 221,789,509 shares issued)	22,210	22,179
Less: Treasury stock (at par value)	(474)	(455)
Common stock outstanding, 217,359,337 shares outstanding
(2018 - 217,235,140 shares outstanding)	21,736	21,724
Additional paid-in capital	941,652	939,674
Retained earnings, includes legal surplus reserve of $97,586 (2018 - $80,191)	1,221,817	1,087,617
Accumulated other comprehensive income, net of tax of $7,752
as of December 31, 2019 and 2018	6,764	(40,415)
Total stockholders’ equity	2,228,073	2,044,704
Total liabilities and stockholders’ equity	$12,611,266	$12,243,561

The accompanying notes are an integral part of these statements.

FIRST BANCORP.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2019	2018	2017
	(In thousands, except per share information)

Interest and dividend income:
Loans	$602,998	$553,647	$532,684
Investment securities	59,546	60,224	51,125
Money market investments and interest-bearing cash accounts	13,353	11,096	4,614
Total interest income	675,897	624,967	588,423

Interest expense:
Deposits	77,782	67,651	66,537
Securities sold under agreements to repurchase	6,647	9,401	10,911
Advances from FHLB	14,963	13,549	11,140
Other borrowings	9,424	8,983	8,284
Total interest expense	108,816	99,584	96,872
Net interest income	567,081	525,383	491,551
Provision for loan and lease losses	40,225	59,253	144,254
Net interest income after provision for loan and lease losses	526,856	466,130	347,297

Non-interest income:
Service charges and fees on deposit accounts	23,916	21,679	22,314
Mortgage banking activities	17,058	17,228	13,491
Net (loss) gain on sale of investments	-	(34)	371
Other-than-temporary impairment (“OTTI”) losses on available-for-sale debt securities:
Total OTTI losses	(557)	-	(12,231)
Portion of OTTI recognized in other comprehensive income (“OCI”)	60	(50)	-
Net impairment losses on available-for-sale debt securities	(497)	(50)	(12,231)
Gain on early extinguishment of debt	-	2,316	1,391
Insurance commission income	10,186	8,429	8,197
Other non-interest income	39,909	32,742	28,854
Total non-interest income	90,572	82,310	62,387

Non-interest expenses:
Employees' compensation and benefits	162,374	159,494	151,845
Occupancy and equipment	63,169	57,942	56,659
Business promotion	15,710	14,808	12,485
Professional fees	45,889	43,497	45,929
Taxes, other than income taxes	15,325	14,707	14,550
Federal Deposit Insurance Corporation (“FDIC”) deposit insurance	6,319	8,909	13,725
Net loss on OREO and OREO expenses	14,644	14,452	10,997
Credit and debit card processing expenses	16,472	15,546	13,212
Communications	6,891	6,372	6,148
Merger and restructuring costs	11,442	-	-
Other non-interest expenses	19,821	22,075	22,151
Total non-interest expenses	378,056	357,802	347,701

Income before income taxes	239,372	190,638	61,983

Income tax expense (benefit)	71,995	(10,970)	(4,973)

Net income	$167,377	$201,608	$66,956

Net income attributable to common stockholders	$164,701	$198,932	$64,280

Net income per common share:

Basic	$0.76	$0.92	$0.30
Diluted	$0.76	$0.92	$0.30

The accompanying notes are an integral part of these statements.

FIRST BANCORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,

	2019	2018	2017
	(In thousands)

Net income	$167,377	$201,608	$66,956
Other comprehensive income (loss):
Unrealized gain (loss) on debt securities on which an
OTTI has been recognized	48	255	(896)
Reclassification adjustment for OTTI
on debt securities included in net income	497	50	12,231
Reduction of non-credit OTTI component on securities sold	-	-	5,678
Reclassification adjustments for net gain included in net income
on debt securities sold on which an OTTI has been recognized	-	-	(371)

Reclassification adjustments for net loss included in net income
on other sales of available-for-sale securities	-	34	-
All other unrealized holding gains (losses) on available-for-sale securities arising
during the year	46,634	(20,145)	(2,867)
Other comprehensive income (loss) for the year	47,179	(19,806)	13,775
Total comprehensive income	$214,556	$181,802	$80,731

The accompanying notes are an integral part of these statements.

FIRST BANCORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2019	2018	2017

	(In thousands)
Cash flows from operating activities:
Net income	$167,377	$201,608	$66,956
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,592	15,026	16,424
Amortization of intangible assets	3,086	3,593	4,403
Provision for loan and lease losses	40,225	59,253	144,254
Deferred income tax expense (benefit)	55,009	(25,043)	(13,152)
Stock-based compensation	3,949	5,825	7,296
Loss (gain) on sale of investments	-	34	(371)
OTTI on debt securities	497	50	12,231
Unrealized gain on derivative instruments	(2,934)	(46)	(187)
Gain on early extinguishment of debt	-	(2,316)	(1,391)
Net loss (gain) on sales of premises and equipment and other assets	242	(1,366)	(149)
Net gain on sales of loans	(10,446)	(2,639)	(6,291)
Net amortization/accretion of premiums, discounts, and deferred loan fees and costs	(8,117)	(8,397)	(8,757)
Originations and purchases of loans held for sale	(362,612)	(319,770)	(316,258)
Sales and repayments of loans held for sale	360,572	344,935	329,554
Amortization of broker placement fees	732	1,163	1,900
Net amortization/accretion of premiums and discounts on investment securities	2,483	2,407	2,764
(Increase) decrease in accrued interest receivable	(1,971)	6,649	(12,755)
Increase in accrued interest payable	1,081	236	1,390
Decrease (increase) in other assets	32,521	8,906	(202)
(Decrease) increase in other liabilities	(5,002)	(1,785)	8,305
Net cash provided by operating activities	294,284	288,323	235,964

Cash flows from investing activities:
Net (disbursement) repayments on loans held for investment	(341,870)	(277,863)	(150,772)
Proceeds from sales of loans held for investment	83,428	82,526	53,245
Proceeds from sales of repossessed assets	60,124	51,799	35,239
Proceeds from sales of available-for-sale securities	-	47,805	23,408
Purchases of available-for-sale securities	(765,432)	(509,884)	(265,415)
Proceeds from principal repayments and maturities of available-for-sale securities	628,675	387,817	232,977
Proceeds from principal repayments of held-to-maturity securities	6,138	5,828	5,563
Additions to premises and equipment	(22,478)	(20,514)	(9,417)
Proceeds from sales of premises and equipment and other assets	1,568	2,548	2,043
Net redemptions/purchases of other investments securities	6,292	(993)	(127)
Proceeds from the settlement of insurance claims-investing activity	587	7,673	-
Net cash used in investing activities	(342,968)	(223,258)	(73,256)
Cash flows from financing activities:
Net increase (decrease) in deposits	361,657	(36,889)	220,105
Net decrease in short-term borrowings	(15,086)	(49,914)	(70,000)
Repayments of long-term borrowings	(205,000)	(216,434)	(305,930)
Proceeds from long-term borrowings	-	120,000	415,000
Repurchase of outstanding common stock	(1,959)	(2,827)	(2,497)
Dividends paid on common stock	(30,356)	(6,517)	-
Dividends paid on preferred stock	(2,676)	(2,676)	(2,676)
Net cash provided by (used in) financing activities	106,580	(195,257)	254,002
Net increase (decrease) in cash and cash equivalents	57,896	(130,192)	416,710
Cash and cash equivalents at beginning of year	586,203	716,395	299,685
Cash and cash equivalents at end of year	$644,099	$586,203	$716,395
Cash and cash equivalents include:
Cash and due from banks	$546,391	$578,613	$705,980
Money market instruments	97,708	7,590	10,415
	$644,099	$586,203	$716,395

The accompanying notes are an integral part of these statements.

FIRST BANCORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Year Ended December 31,

	2019	2018	2017
	(In thousands)
Preferred Stock	$36,104	$36,104	$36,104

Common Stock Outstanding:
Balance at beginning of year	21,724	21,628	21,745
Common stock issued as compensation	-	27	58
Common stock issued for exercised warrants	-	73	-
Common stock withheld for taxes	(18)	(43)	(44)
Restricted stock grants	31	40	110
Restricted stock forfeited	(1)	(1)	(241)
Balance at end of year	21,736	21,724	21,628

Additional Paid-In Capital:
Balance at beginning of year	939,674	936,772	931,856
Stock-based compensation	3,949	5,825	7,296
Common stock issued for exercised warrants	-	(73)	-
Common stock withheld for taxes	(1,941)	(2,784)	(2,453)
Restricted stock grants	(31)	(40)	(110)
Common stock issued as compensation	-	(27)	(58)
Restricted stock forfeited	1	1	241
Balance at end of year	941,652	939,674	936,772

Retained Earnings:
Balance at beginning of year	1,087,617	895,208	830,928
Net income	167,377	201,608	66,956
Dividends declared on common stock (2019 - $0.14 per share; 2018 - $0.03 per share )	(30,501)	(6,517)	-
Dividends declared on preferred stock	(2,676)	(2,676)	(2,676)
Amount reclassified from accumulated other comprehensive
loss per Accounting Standards Update No. (“ASU”) 2016-01	-	(6)	-
Balance at end of year	1,221,817	1,087,617	895,208

Accumulated Other Comprehensive Income (Loss), net of tax:
Balance at beginning of year	(40,415)	(20,615)	(34,390)
Amount reclassified out of accumulated other comprehensive loss per ASU 2016-01	-	6	-
Other comprehensive income (loss), net of tax	47,179	(19,806)	13,775
Balance at end of year	6,764	(40,415)	(20,615)

Total stockholders’ equity	$2,228,073	$2,044,704	$1,869,097

The accompanying notes are an integral part of these statements.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The following is a description of First BanCorp.’s (“First BanCorp.” or the “Corporation”) most significant policies:

Nature of business

First BanCorp. is a publicly owned, Puerto Rico-chartered financial holding company that is subject to regulation, supervision, and examination by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). The Corporation is a full service provider of financial services and products with operations in Puerto Rico, the United States, the U.S. Virgin Islands (the “USVI”), and the British Virgin Islands (the “BVI”).

The Corporation provides a wide range of financial services for retail, commercial, and institutional clients. The Corporation has two wholly-owned subsidiaries: FirstBank Puerto Rico (“FirstBank” or the “Bank”), and FirstBank Insurance Agency, Inc. (“FirstBank Insurance Agency”). FirstBank is a Puerto Rico-chartered commercial bank, and FirstBank Insurance Agency is a Puerto Rico-chartered insurance agency. FirstBank is subject to the supervision, examination, and regulation of both the Office of the Commissioner of Financial Institutions of the Commonwealth of Puerto Rico (the “OCIF”) and the FDIC. Deposits are insured through the FDIC Deposit Insurance Fund. FirstBank also operates in the State of Florida, subject to regulation and examination by the Florida Office of Financial Regulation and the FDIC, in the USVI, subject to regulation and examination by the United States Virgin Islands Banking Board, and in the BVI, subject to regulation by the British Virgin Islands Financial Services Commission. The Consumer Financial Protection Bureau (the “CFPB”) regulates FirstBank’s consumer financial products and services.

FirstBank Insurance Agency is subject to the supervision, examination, and regulation of the Office of the Insurance Commissioner of the Commonwealth of Puerto Rico and the Division of Banking and Insurance Financial Regulation in the USVI and operates four offices in Puerto Rico and two offices in the USVI.

FirstBank conducts its business through its main office located in San Juan, Puerto Rico, 46 banking branches in Puerto Rico, 11 banking branches in the USVI and the BVI, and 10 banking branches in the state of Florida (USA). As of December 31, 2019, FirstBank has 5 wholly owned subsidiaries with operations in Puerto Rico: First Federal Finance Corp. (d/b/a Money Express La Financiera), a finance company specializing in the origination of small loans with 28 offices in Puerto Rico; First Management of Puerto Rico, a domestic corporation, which holds tax-exempt assets; FirstBank Overseas Corporation, an international banking entity organized under the International Banking Entity Act of Puerto Rico; and two other dormant companies formerly engaged in the operation of certain other real estate owned (“OREO”) properties.

Principles of consolidation

The consolidated financial statements include the accounts of the Corporation and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Statutory business trusts that are wholly-owned by the Corporation and are issuers of trust-preferred securities (“TRuPs”), and entities in which the Corporation has a non-controlling interest, are not consolidated in the Corporation’s consolidated financial statements in accordance with authoritative guidance issued by the Financial Accounting Standards Board (the “FASB”) for consolidation of variable interest entities (“VIE”). See “Variable Interest Entities” below for further details regarding the Corporation’s accounting policy for these entities.

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

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Cash and cash equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, cash items in transit, and amounts due from the Federal Reserve Bank of New York (the “New York FED” or “Federal Reserve”) and other depository institutions. The term also includes money market funds and short-term investments with original maturities of three months or less.

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

Trading — Securities that are bought and held principally for the purpose of selling them in the near term. These securities are carried at fair value, with unrealized gains and losses reported in earnings. As of December 31, 2019 and 2018, the Corporation did not hold investment securities for trading purposes.

Available-for-sale — Securities not classified as held-to-maturity or trading. These securities are carried at fair value, with unrealized holding gains and losses, net of deferred taxes, reported in OCI as a separate component of stockholders’ equity, and do not affect earnings until they are realized or are deemed to be other-than-temporarily impaired.

Equity securities — Equity securities that do not have readily available fair values are classified as equity securities in the consolidated statements of financial condition. These securities are stated at the lower of cost or realizable value. This category is principally composed of stock that is owned by the Corporation to comply with Federal Home Loan Bank (“FHLB”) regulatory requirements. Their realizable value equals their cost. Also included in this category are marketable equity securities held at fair value with changes in unrealized gains or losses recorded through earnings pursuant to the requirements of ASU 2016-01.

Premiums and discounts on debt securities are amortized as an adjustment to interest income on investments over the life of the related securities under the interest method without anticipating prepayments, except for mortgage-backed securities (“MBS”) where prepayments are anticipated. Premiums on callable debt securities, if any, are amortized to the earliest call date. Net realized gains and losses and valuation adjustments considered other-than-temporary, if any, related to investment securities are determined using the specific identification method and are reported in non-interest income as net gain (loss) on sale of investments and net impairment losses on debt securities, respectively. Purchases and sales of securities are recognized on a trade-date basis.

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

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The impairment analysis of debt securities places special emphasis on the analysis of the cash position of the issuer and its cash and capital generation capacity, which could increase or diminish the issuer’s ability to repay its bond obligations, the length of time and the extent to which the fair value has been less than the amortized cost basis, any adverse change to the credit conditions and liquidity of the issuer, taking into consideration the latest information available about the financial condition of the issuer, credit ratings, the failure of the issuer to make scheduled principal or interest payments, recent legislation and government actions affecting the issuer’s industry, and actions taken by the issuer to deal with the economic climate. The Corporation also takes into consideration changes in the near-term prospects of the underlying collateral of a security, if any, such as changes in default rates, loss severity given default, and significant changes in prepayment assumptions and the level of cash flows generated from the underlying collateral, if any, supporting the principal and interest payments of the debt securities. OTTI must be recognized in earnings if the Corporation has the intent to sell the debt security or it is more likely than not that it will be required to sell the debt security before recovery of its amortized cost basis. However, even if the Corporation does not expect to sell a debt security, it must evaluate expected cash flows to be received and determine if a credit loss has occurred. An unrealized loss is generally deemed to be other-than-temporary and a credit loss is deemed to exist if the present value of the expected future cash flows is less than the amortized cost basis of the debt security. For available-for-sale and held-to-maturity debt securities the Corporations intends to hold, the credit loss component of an OTTI, if any, is recorded as net impairment losses on debt securities in the consolidated statements of income, while the remaining portion of the impairment loss is recognized in OCI, net of taxes, and included as a component of stockholders’ equity. The previous amortized cost basis less the OTTI recognized in earnings is the new amortized cost basis of the investment. The new amortized cost basis is not adjusted for subsequent recoveries in fair value. Subsequent increases and decreases (if not an OTTI) in the fair value of available-for-sale securities is included in OCI. For held-to-maturity debt securities, any OTTI recognized in OCI should be accreted from OCI to the amortized cost of the debt security over the remaining life of the debt security. However, for debt securities for which OTTI was recognized in earnings, the difference between the new amortized cost basis and the cash flows expected to be collected is accreted as interest income as long as the security is not placed in nonaccrual status. Debt securities held by the Corporation at year-end primarily consisted of securities issued by U.S. government-sponsored entities (“GSEs”), private label MBS, certain bonds issued by the Puerto Rico Housing Finance Authority, a government instrumentality of the Commonwealth of Puerto Rico, and obligations of certain municipalities in Puerto Rico. Given the explicit and implicit guarantees provided by the U.S. federal government, the Corporation believes the credit risk in securities issued by the GSEs is low. The Corporation’s OTTI assessment was concentrated on Puerto Rico government debt securities and private label MBS. For further information, including the methodology and assumptions used for the discounted cash flow analyses performed on these securities, refer to Note 6 – Investment Securities, to the consolidated financial statements. In addition, refer to Recently Issued Accounting Standards Not Yet Effective – Accounting for Financial Instruments – Credit Losses below for information about the adoption in 2020 of ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASC 326”), that modifies the OTTI model for available-for-sale debt securities to require an allowance for credit impairment instead of a direct write-down to the amortized cost of the debt securities, which allows for reversal of credit impairments in future periods based on improvements in credit. ASC 326 also requires the Corporation to estimate an allowance for credit losses for the estimated life of certain financial assets, including held to maturity securities.

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

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Nonaccrual and Past-Due Loans - Loans on which the recognition of interest income has been discontinued are designated as nonaccrual. Loans are classified as nonaccrual when they are 90 days past due for interest and principal, with the exception of residential mortgage loans guaranteed by the Federal Housing Administration (the “FHA”) or the Veterans Administration (the “VA”) and credit cards. It is the Corporation’s policy to report delinquent mortgage loans insured by the FHA, or guaranteed by the VA or the Puerto Rico Housing Authority, as loans past due 90 days and still accruing as opposed to nonaccrual loans since the principal repayment is insured. However, the Corporation discontinues the recognition of income relating to FHA/VA loans when such loans are over 15 months delinquent, taking into consideration the FHA interest curtailment process, and relating to loans guaranteed by the Puerto Rico Housing Finance Authority when such loans are over 90 days delinquent. As permitted by regulatory guidance issued by the Federal Financial Institutions Examination Council, credit card loans are generally charged off in the period in which the account becomes 180 days past due. Credit card loans continue to accrue finance charges and fees until charged off at 180 days. Loans generally may be placed on nonaccrual status prior to when required by the policies described above when the full and timely collection of interest or principal becomes uncertain (generally based on an assessment of the borrower’s financial condition and the adequacy of collateral, if any). When a loan is placed on nonaccrual status, any accrued but uncollected interest income is reversed and charged against interest income and amortization of any net deferred fees is suspended. Interest income on nonaccrual loans is recognized only to the extent it is received in cash. However, when there is doubt regarding the ultimate collectability of loan principal, all cash thereafter received is applied to reduce the carrying value of such loans (i.e., the cost recovery method). Generally, the Corporation returns a loan to accrual status when all delinquent interest and principal becomes current under the terms of the loan agreement, or after a sustained period of repayment performance (6 months) and the loan is well secured and in the process of collection, and full repayment of the remaining contractual principal and interest is expected. PCI loans are not reported as nonaccrual as these loans were written down to fair value at the acquisition date and the accretable yield is recognized in interest income over the remaining life of the loans. Loans that are past due 30 days or more as to principal or interest are considered delinquent, with the exception of residential mortgage, commercial mortgage, and construction loans, which are considered past due when the borrower is in arrears on two or more monthly payments.

Impaired Loans - A loan is considered impaired when, based upon current information and events, it is probable that the Corporation will be unable to collect all amounts due (including principal and interest) according to the contractual terms of the loan agreement, or the loan has been modified in a Troubled Debt Restructuring (“TDR”). Loans with insignificant delays or insignificant shortfalls in the amounts of payments expected to be collected are not considered to be impaired. The Corporation individually evaluates for impairment those loans in the construction, commercial mortgage, and commercial and industrial portfolios of $1 million or more as well as any boat loan of $1 million or more. Although the authoritative accounting guidance for a specific impairment of a loan excludes large groups of smaller balance homogeneous loans that are collectively evaluated for impairment (e.g., mortgage and consumer loans), it specifically requires that loan modifications considered TDRs be analyzed under its provision. The Corporation also evaluates for impairment purposes certain residential mortgage loans and home equity lines of credit with high delinquency and loan to value levels. Held-for-sale loans are not reported as impaired, as these loans are recorded at the lower of cost or fair value.

The Corporation generally measures impairment and the related specific allowance for individually impaired loans based on the difference between the recorded investment of the loan and the present value of the loans’ expected future cash flows, discounted at the effective original interest rate of the loan at the time of modification, or the loan’s observable market price. If the loan is collateral dependent, the Corporation measures impairment based upon the fair value of the underlying collateral, instead of discounted cash flows, regardless of whether foreclosure is probable. Loans are identified as collateral dependent if the repayment is expected to be provided solely by the underlying collateral, through liquidation or operation of the collateral. When the fair value of the collateral is used to measure impairment on an impaired collateral-dependent loan and repayment or satisfaction of the loan is dependent on the sale of the collateral, the fair value of the collateral is adjusted to consider estimated costs to sell. If repayment is dependent only on the operation of the collateral, the fair value of the collateral is not adjusted for estimated costs to sell. If the fair value of the loan is less than the recorded investment, the Corporation recognizes impairment by either a direct write-down or establishing a specific allowance for the loan or by adjusting the previously-established specific allowance for the impaired loan. For an impaired loan that is collateral dependent, charge-offs are taken in the period in which the loan, or a portion of the loan, is deemed uncollectible, and any portion of the loan that is not charged off is adversely credit-risk rated at a level no better than substandard.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

TDR loans are classified as either accrual or nonaccrual loans. Loans in accrual status may remain in accrual status when their contractual terms have been modified in a TDR if the loans had demonstrated performance prior to the restructuring and payment in full under the restructured terms is expected. Otherwise, loans on nonaccrual and restructured as a TDR will remain on nonaccrual status until the borrower has proven the ability to perform under the modified structure, generally for a minimum of six months, and there is evidence that such payments, can, and are likely to, continue as agreed. Refer to Note 9 – Loans Held for Investment, to the consolidated financial statements, for additional qualitative and quantitative information about TDR loans.

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

The Corporation removes loans from TDR classification, consistent with authoritative accounting guidance that allows for a loan to be removed from the TDR classification in years following the modification, only when the following two circumstances are met:

•The loan is in compliance with the terms of the restructuring agreement and, therefore, is not considered impaired under the revised terms; and

•The loan yields a market interest rate at the time of the restructuring. In other words, the loan was restructured with an interest rate equal to or greater than what the Corporation would have been willing to accept at the time of the restructuring for a new loan with comparable risk.

If both of the conditions are met, the loan can be removed from the TDR classification in calendar years after the year in which the restructuring took place. However, the loan continues to be individually evaluated for impairment. Loans classified as TDRs, including loans in trial payment periods (trial modifications), are considered impaired loans.

With respect to the restructuring of a loan into two new loan notes, or loan splits, generally Note A of a loan split is restructured under market terms, and Note B is fully charged off. A partial charge-off may be recorded if Note B is collateral dependent and the source of repayment is independent of Note A. If Note A is in compliance with the restructured terms in years following the restructuring, Note A will be removed from the TDR classification and will continue to be individually evaluated for impairment. Refer to Note 9 – Loans Held for Investment, to the consolidated financial statements, for additional information about loan splits.

A loan that had previously been modified in a TDR and is subsequently refinanced under then-current underwriting standards at a market rate with no concessionary terms is accounted for as a new loan and is no longer reported as a TDR.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Interest income on impaired loans is recognized based on the Corporation’s policy for recognizing interest on accrual and nonaccrual loans.

Loans Acquired - All purchased loans are recorded at fair value at the date of acquisition. Loans acquired with evidence of credit deterioration since their origination and where it is probable at the date of acquisition that the Corporation will not collect all contractually required principal and interest payments are considered PCI loans. Evidence of credit quality deterioration as of the purchase date may include statistics such as past due and nonaccrual status, credit scores, and modified loan terms. PCI loans have been aggregated into pools based on common risk characteristics. Each pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. In accounting for PCI loans, the difference between contractually required payments and the cash flows expected to be collected at acquisition is referred to as the nonaccretable difference. The nonaccretable difference, which is neither accreted into income nor recorded on the consolidated statements of financial condition, reflects estimated future credit losses expected to be incurred over the life of the pool of loans. The excess of cash flows expected to be collected over the estimated fair value of PCI loans is referred to as the accretable yield. This amount is not recorded on the statements of financial condition, but is accreted into interest income over the remaining life of the pool of loans, using the effective-yield method.

Subsequent to acquisition, the Corporation continues to estimate cash flows expected to be collected over the life of the PCI loans using models that incorporate current key assumptions, such as default rates, loss severity, and prepayment speeds. Decreases in expected cash flows will generally result in an impairment charge to the provision for loan and lease losses and the establishment of an allowance for loan and lease losses. Increases in expected cash flows will generally result in a reduction in any allowance for loan and lease losses established subsequent to acquisition and an increase in the accretable yield. The adjusted accretable yield is recognized in interest income over the remaining life of the pool of loans.

Resolutions of loans may include sales of loans to third parties, receipt of payments in settlement with the borrower, or foreclosure of the collateral. The Corporation’s policy is to remove an individual loan from a pool at its relative carrying amount. The carrying amount is defined as the loan’s current contractually required payments receivable less its remaining nonaccretable difference and accretable yield, but excluding any post-acquisition loan loss allowance. To determine the carrying value, the Corporation performs a pro-rata allocation of the pool’s total remaining nonaccretable difference and accretable yield to an individual loan in proportion to the loan’s current contractually required payments receivable compared to the pool’s total contractually required payments receivable. This removal method assumes that the amount received from a PCI loan resolution approximates pool performance expectations. The remaining accretable yield balance is unaffected and any material change in the remaining effective yield caused by this removal method is addressed by the Corporation’s quarterly cash flow evaluation process for each pool. Modified PCI loans are not removed from a pool even if those loans would otherwise be deemed TDRs.

Because the initial fair value of PCI loans recorded at acquisition includes an estimate of credit losses expected to be realized over the remaining lives of the loans, the Corporation separately tracks and reports PCI loans and excludes these loans from its nonaccrual loan statistics.

For acquired loans that are not deemed impaired at acquisition, subsequent to acquisition, the Corporation recognizes the difference between the initial fair value at acquisition and the undiscounted expected cash flows in interest income over the period in which substantially all of the inherent losses associated with the non-PCI loans at the acquisition date are estimated to occur. Thus, such loans are accounted for consistently with other originated loans, potentially being classified as nonaccrual or impaired, as well as being classified under the Corporation’s standard practices and procedures. In addition, these loans are considered in the determination of the allowance for loan losses.

Refer to Recently Issued Accounting Standards Not Yet Effective – Accounting for Financial Instruments – Credit Losses below for information about the adoption in 2020 of ASC 326 that eliminates the existing guidance for PCI loans, but requires an allowance for purchased financial assets with more than insignificant deterioration since origination.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Charge-off of Uncollectible Loans - Net charge-offs consist of the unpaid principal balances of loans held for investment that the Corporation determines are uncollectible, net of recovered amounts. Charge-offs are recorded as a reduction to the allowance for loan and lease losses and subsequent recoveries of previously charged-off amounts are credited to the allowance for loan and lease losses. Collateral dependent loans in the construction, commercial mortgage, and commercial and industrial loan portfolios are charged off to their net realizable value (fair value of collateral, less estimated costs to sell) when loans are considered to be uncollectible. Within the consumer loan portfolio, auto loans and finance leases are reserved once they are 120 days delinquent and are charged off to their estimated net realizable value when the collateral deficiency is deemed uncollectible (i.e., when foreclosure/repossession is probable) or when the loan is 365 days past due. Within the other consumer loan portfolio, closed-end loans are charged off when payments are 120 days in arrears, except small personal loans. Open-end (revolving credit) consumer loans, including credit card loans, and small personal loans are charged off when payments are 180 days in arrears. On a quarterly basis, residential mortgage loans that are 180 days delinquent and have an original loan-to-value ratio that is higher than 60% are reviewed and charged-off, as needed, to the fair value of the underlying collateral. Generally, all loans may be charged off or written down to the fair value of the collateral prior to the application of the policies described above if a loss-confirming event has occurred. Loss-confirming events include, but are not limited to, bankruptcy (unsecured), continued delinquency, or receipt of an asset valuation indicating a collateral deficiency when the asset is the sole source of repayment. The Corporation does not record charge-offs on PCI loans that are performing in accordance with or better than expectations as of the date of acquisition, as the fair value of these loans already reflects a credit component. The Corporation records charge-offs on PCI loans only if actual losses exceed estimated losses incorporated into the fair value recorded at acquisition and the amount is deemed uncollectible.

Loans held for sale

Loans that the Corporation intends to sell or that the Corporation does not have the ability and intent to hold for the foreseeable future are classified as held-for-sale loans. Loans held for sale are recorded at the lower of aggregate cost or fair value. Generally, the loans held-for-sale portfolio consists of conforming residential mortgage loans that the Corporation intends to sell to the Government National Mortgage Association (“GNMA”) and GSEs, such as the Federal National Mortgage Association (“FNMA”) and the U.S. Federal Home Loan Mortgage Corporation (“FHLMC”). Generally, residential mortgage loans held for sale are valued on an aggregate portfolio basis and the value is primarily derived from quotations based on the MBS market. The amount by which cost exceeds market value in the aggregate portfolio of loans held for sale, if any, is accounted for as a valuation allowance with changes therein included in the determination of net income and reported as part of mortgage banking activities in the consolidated statements of income. Loan costs and fees are deferred at origination and are recognized in income at the time of sale. The fair value of commercial and construction loans held for sale, if any, is primarily derived from external appraisals, or broker price opinions that the Corporation considers, with changes in the valuation allowance reported as part of other non-interest income in the consolidated statements of income.

In certain circumstances, the Corporation transfers loans from/to held for sale or held for investment based on a change in strategy. If such a change in holding strategy is made, significant adjustments to the loans’ carrying values may be necessary. Reclassifications of loans held for investment to held for sale are made at the lower of cost or fair value on the date of transfer and establish a new cost basis upon transfer. Write-downs of loans transferred from held for investment to held for sale are recorded as charge-offs at the time of transfer. Subsequent changes in value below amortized cost are reflected in non-interest income. Reclassifications of loans held for sale to held for investment are made at the lower cost or fair value on the transfer date.

Allowance for loan and lease losses

The Corporation maintains the allowance for loan and lease losses at a level considered adequate to absorb incurred losses that are considered to be inherent in the loan and lease portfolio at that time. The Corporation does not maintain an allowance for held-for-sale loans or PCI loans that are performing in accordance with or better than expectations as of the date of acquisition, as the fair values of these loans already reflect a credit component. The allowance for loan and lease losses provides for probable incurred losses that have been identified with specific valuation allowances for individually evaluated impaired loans and for probable incurred losses believed to be inherent in the loan portfolio that have not been specifically identified. The determination of the allowance for loan and lease losses requires significant estimates, including with respect to the timing and amounts of expected future cash flows on impaired loans, consideration of current economic conditions and business strategies, and historical loss experience pertaining to the portfolios and pools of homogeneous loans, all of which may be susceptible to change.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The Corporation evaluates the need for changes to the allowance by portfolio loan segments and classes of loans within certain of those portfolio segments. The Corporation combines loans with similar credit risk characteristics into the following portfolio segments: commercial mortgage, construction, commercial and industrial, residential mortgage, and consumer loans. Classes are usually disaggregations of the portfolio segments. The classes within the residential mortgage segment are residential mortgages guaranteed by the U.S. government and other residential loans. The classes within the consumer portfolio are auto loans, finance leases, and other consumer loans. Other consumer loans mainly include unsecured personal loans, credit cards, home equity lines, lines of credits, and boat loans. The classes within the construction loan portfolio are land loans, construction of commercial projects, and construction of residential projects. The commercial mortgage and commercial and industrial segments are not further segmented into classes. The adequacy of the allowance for loan and lease losses is based on judgments related to the credit quality of each portfolio segment. These judgments consider ongoing evaluations of each portfolio segment, including such factors as the economic risks associated with each loan class, the financial condition of specific borrowers, the geography (Puerto Rico, Florida or the Virgin Islands), the level of delinquent loans, historical loss experience, the value of any collateral and, where applicable, the existence of any guarantees or other documented support. In addition to the general economic conditions and other factors described above, additional factors considered include the internal risk ratings assigned to loans. An internal risk rating is assigned to each commercial and construction loan at the time of approval and is subject to subsequent periodic review by the Corporation's senior management. The allowance for loan and lease losses is reviewed on a quarterly basis as part of the Corporation’s continued evaluation of its asset quality.

The allowance for loan and lease losses is increased through a provision for credit losses that is charged to earnings, based on the quarterly evaluation of the factors previously mentioned, and is reduced by charge-offs, net of recoveries.

The allowance for loan and lease losses consists of specific reserves based upon valuations of loans considered to be impaired and general reserves. A specific valuation allowance is established for individual impaired loans in the commercial mortgage, construction, and commercial and industrial portfolios and certain boat loans, residential mortgage loans, and home equity lines of credit, primarily when the collateral value of the loan (if the impaired loan is determined to be collateral dependent) or the present value of the expected future cash flows discounted at the loan’s effective rate is lower than the carrying amount of that loan. The loans within the commercial mortgage, construction, commercial and industrial portfolios, and boat loans of $1 million or more are individually evaluated for impairment. Also, certain residential mortgage loans and home equity lines of credit are individually evaluated for impairment purposes based on their delinquency and loan to value levels. When foreclosure of a collateral dependent loan is probable, the impairment measure is based on the fair value of the collateral, less estimated costs to sell. The fair value of the collateral is generally obtained from appraisals. Updated appraisals are obtained when the Corporation determines that loans are impaired and are generally updated annually thereafter according to the Corporation’s appraisal policy. In addition, appraisals and/or appraiser price opinions are also obtained for residential mortgage loans based on specific characteristics, such as delinquency levels, age of the appraisal, and loan-to-value ratios. The excess of the recorded investment in a collateral dependent loan over the resulting fair value of the collateral is charged-off when deemed uncollectible.

For all other loans, which include small, homogeneous loans, such as auto loans, and the other classes in the consumer loan portfolio, residential mortgages and commercial and construction loans that are not individually evaluated for impairment, the Corporation maintains a general valuation allowance established through a process that begins with estimates of incurred losses based upon various statistical analyses. The general reserve is primarily determined by applying loss factors according to the loan type and assigned risk category (pass, special mention, substandard, and doubtful loans that are not considered to be impaired).

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

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

For commercial loans, the Corporation calculates historical charge-off rates on a quarterly basis for each commercial loan regulatory-based credit risk category (i.e. pass, special mention, substandard, and doubtful) using the historical charge-offs and portfolio balances over their average loss emergence period (the “raw loss rate”) for each credit risk classification. However, when not enough loss experience is observed in a particular risk-rated category and the calculation results in a loss rate for such risk-rated category that is lower than the loss rate of a less severe risk-rated category, the Corporation uses the loss rate of such less severe category. A qualitative factor adjustment is applied to the base rate average derived from a set of risk-based ratings and weights assigned to credit and economic indicators over a reasonable period applied to a developed expected range of historical losses and a basis point adjustment that is derived from the difference between the average raw loss rate and the highest loss rate observed during a look-back period that management determined was appropriate to use for each region to identify any relevant effect during an economic cycle.

During 2017, management established a separate qualitative element of the allowance to estimate inherent losses associated with the effect of Hurricanes Irma and Maria on the Corporation’s loan portfolios in the Puerto Rico and Virgin Islands regions. This qualitative element of the allowance was initially determined based on the estimated effect that the hurricanes could have on employment levels (e.g., an unemployment rate that significantly increases from levels in Puerto Rico at the time of the hurricanes based on statistics observed in the aftermath of similar natural disasters in the U.S. mainland like Hurricane Katrina), economic activity in the Corporation’s geographic regions, and the time it could take for the affected regions to return to a more normalized operating environment.

For large commercial and construction loan relationships, loan officers performed individual reviews of the effect of the hurricanes on these borrowers’ sources of repayment. These large relationships, that represented 80% of the outstanding balance of the Corporation’s commercial and construction loan portfolio at the time of the hurricanes, were analyzed and divided into three hurricane-affected categories (i.e. Low, Medium and High). Clients categorized as Low had no effect, or relatively insignificant effect, as a result of the hurricanes. Clients in the Medium category had demonstrated that they had sufficient liquidity to satisfy their obligations, but the complexity of the insurance claim process may affect their primary or secondary source of repayment. Finally, clients categorized as High could potentially have problems with their primary or secondary sources of repayment as they have a higher degree of uncertainty with respect to the timing of the insurance claim resolution, and the full reestablishment of their businesses was highly dependent on the timely receipt of insurance proceeds. Reserve levels were then recognized for these particular loans based on this stratification. For loans in the Low category, no additional qualitative hurricane-related reserve was calculated. For loans in the Medium and High categories, the Corporation stressed the general reserve loss factors applicable to these loans to reflect higher default probabilities not reflected in the historical data.

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

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The significant overall uncertainties in the early assessments of hurricane-related credit losses have been largely addressed and the hurricane’s effect on credit quality is now reflected in the normal process for determining the allowance for loan and lease losses and not through a separate hurricane-related qualitative reserve. Refer to Note 3 – Effects of Natural Disasters, to the consolidated financial statements, for additional information.

As of January 1, 2020, the Corporation is required to adopt ASC 326 which replaces the above-described incurred loss methodology with a methodology referred to as current expected credit losses (“CECL”) to estimate the allowance for credit losses for the remaining estimated life of the financial asset (including loans, debt securities, and off-balance sheet credit exposures) using historical experience, current conditions, and reasonable and supportable forecasts. Refer to Recently Issued Accounting Standards Not Yet Effective - Accounting for Financial Instruments – Credit Losses below for additional information.

Transfers and servicing of financial assets and extinguishment of liabilities

After a transfer of financial assets in a transaction that qualifies for sale accounting, the Corporation derecognizes the financial assets when control has been surrendered, and derecognizes liabilities when they are extinguished.

A transfer of financial assets in which the Corporation surrenders control over the assets is accounted for as a sale to the extent that consideration other than beneficial interests is received in exchange. The criteria that must be met to determine that the control over transferred assets has been surrendered include: (1) the assets must be isolated from creditors of the transferor; (2) the transferee must obtain the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets; and (3) the transferor cannot maintain effective control over the transferred assets through an agreement to repurchase them before their maturity. When the Corporation transfers financial assets and the transfer fails any one of the above criteria, the Corporation is prevented from derecognizing the transferred financial assets and the transaction is accounted for as a secured borrowing.

Servicing assets

The Corporation recognizes as separate assets the rights to service loans for others, whether those servicing assets are originated or purchased. In the ordinary course of business, the Corporation sells residential mortgage loans (originated or purchased) to GNMA, which generally securitizes the transferred loans into MBS for sale into the secondary market. Also, certain conventional conforming loans are sold to FNMA or FHLMC, with servicing retained. When the Corporation sells mortgage loans, it recognizes any retained servicing right, based on its fair value.

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

Considerable judgment is required to determine the fair value of the Corporation’s MSRs. Unlike highly liquid investments, the market value of MSRs cannot be readily determined because these assets are not actively traded in securities markets. The initial carrying value of an MSR is generally determined based on its fair value. The Corporation determines the fair value of the MSRs based on a combination of market information on trading activity (MSR trades and broker valuations), benchmarking of servicing assets (valuation surveys), and cash flow modeling. The valuation of the Corporation’s MSRs incorporates two sets of assumptions: (1) market-derived assumptions for discount rates, servicing costs, escrow earnings rates, floating earnings rates, and the cost of funds; and (2) market assumptions calibrated to the Corporation’s loan characteristics and portfolio behavior for escrow balances, delinquencies and foreclosures, late fees, prepayments, and prepayment penalties.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Once recorded, the Corporation periodically evaluates MSRs for impairment. Impairment occurs when the current fair value of the MSRs is less than its carrying value. If MSRs are impaired, the impairment is recognized in current-period earnings and the carrying value of the MSRs is adjusted through a valuation allowance. If the value of the MSRs subsequently increases, the recovery in value is recognized in current period earnings and the carrying value of the MSRs is adjusted through a reduction in the valuation allowance. For purposes of performing the MSR impairment evaluation, the servicing portfolio is stratified on the basis of certain risk characteristics such as region, terms, and coupons. The Corporation conducts an other-than-temporary impairment analysis to evaluate whether a loss in the value of the MSRs in a particular stratum, if any, is other than temporary or not. When the recovery of the value is unlikely in the foreseeable future, a write-down of the MSRs in the stratum to its estimated recoverable value is charged to the valuation allowance. As of December 31, 2019, the carrying value of the MSRs amounted to $26.8 million (2018 - $27.4 million).

The MSRs are amortized over the estimated life of the underlying loans based on an income forecast method as a reduction of servicing income. The income forecast method of amortization is based on projected cash flows. A particular periodic amortization is calculated by applying to the carrying amount of the MSRs the ratio of the cash flows projected for the current period to total remaining net MSR forecasted cash flow.

Premises and equipment

Premises and equipment are carried at cost, net of accumulated depreciation and amortization. Depreciation is provided on the straight-line method over the estimated useful life of each type of asset. Amortization of leasehold improvements is computed over the terms of the leases (i.e., the contractual term plus lease renewals that are reasonably assured) or the estimated useful lives of the improvements, whichever is shorter. Costs of maintenance and repairs that do not improve or extend the life of the respective assets are expensed as incurred. Costs of renewals and betterments are capitalized. When the Corporation sells or disposes assets, their cost and related accumulated depreciation are removed from the accounts and any gain or loss is reflected in earnings as part of other non-interest income in the consolidated statements of income. When the asset is no longer used in operations, and the Corporation intends to sell it, the asset is reclassified to other assets held for sale and is reported at the lower of the carrying amount or fair value less cost to sell.

Leases

The Corporation determines if an arrangement is a lease or contains a lease at inception. Operating and finance lease liabilities are recognized based on the present value of the remaining lease payments, discounted using the discount rate for the lease at the commencement date. As the rate implicit in the lease is not readily determinable for the Corporation’s operating leases, the Corporation generally uses an incremental borrowing rate based on information available at the commencement date to determine the present value of future lease payments. Operating right-of-use (“ROU”) assets and finance lease assets are generally recognized based on the amount of the initial measurement of the lease liability. The Corporation’s leases are primarily related to operating leases for the Bank’s branches and automated teller machines (“ATMs”). Most of the Corporation’s leases with operating ROU assets have terms of two years to thirty years, some of which include options to extend the leases for up to seven years. The Corporation does not recognize ROU assets and lease liabilities that arise from short-term leases, primarily related to certain month-to-month ATM operating leases. As of December 31, 2019, the Corporation did not have a lease that qualifies as a finance lease. Lease expense is recognized on a straight-line basis over the lease term. The Corporation includes the lease ROU asset and lease liability as part of Other assets and Accounts payable and other liabilities, respectively, in the consolidated statement of financial condition. Refer to “Accounting Standards Adopted in 2019 – Lease Accounting” below for additional accounting guidance and effect of adopting new accounting guidance for leasing transactions in 2019.

Other real estate owned (OREO)

OREO, which consists of real estate acquired in settlement of loans, is recorded at the lower of cost (carrying value of the loan) or fair value minus estimated costs to sell the real estate acquired. Generally, loans have been written down to their net realizable value prior to foreclosure. Any further reduction to their net realizable value is recorded with a charge to the allowance for loan losses at the time of foreclosure or shortly thereafter. Thereafter, gains or losses resulting from the sale of these properties and losses recognized on the periodic reevaluations of these properties are credited or charged to earnings and are included as part of net loss on OREO and OREO expenses in the consolidated statements of income. The cost of maintaining and operating these properties is expensed as incurred. The Corporation estimates fair values primarily based on appraisals, when available, and periodically reviews and updates the net realizable value.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Goodwill and other intangible assets

Goodwill – Goodwill is the purchase premium after adjusting for the fair value of net assets acquired. Goodwill is not amortized but is reviewed for potential impairment on an annual basis, generally during the fourth quarter, or more often if events or circumstances indicate there may be an impairment. The Corporation evaluated goodwill for impairment as of October 1, 2019. Goodwill impairment testing is performed at the segment (or “reporting unit”) level. Goodwill is assigned to reporting units at the date the goodwill is initially recorded. Once goodwill has been assigned to a reporting unit, it no longer retains its association with a particular acquisition, and all of the activities within a reporting unit, whether acquired or internally generated, are available to support the value of the goodwill. The Corporation’s goodwill is related to the United States (Florida) reporting unit.

In 2019, the Corporation performed a qualitative assessment to test for impairment the goodwill of the Florida reporting unit. This assessment involved identifying the inputs and assumptions that most affects fair value, evaluating the significance of all identified relevant events and circumstances that affect fair value of the reporting entity and weighing such factors to determine if it is more likely than not that the fair value of the reporting unit was greater than its carrying amount.

In the qualitative assessment, the Corporation evaluated events and circumstances that could impact the fair value including the following:

•Macroeconomic conditions, such as improvement or deterioration in general economic conditions

•Industry and market considerations

•Interest rate fluctuations

•Overall financial performance of the entity

•Performance of industry peers over the last year

•Recent market transactions

Management considered positive and negative evidence obtained during the evaluation of significant events and circumstances and weighted such information to conclude that it is more likely than not that the reporting unit’s fair value is greater than its carrying amount, thus quantitative tests were not required.

In the past, the Corporation has applied quantitative valuation methodologies, including market multiples and discounted cash flow approaches to determine the estimated fair value, which was compared to the carrying value of the reporting unit. If the fair value was less than the carrying amount, an additional test was required to measure the amount of impairment.

The Corporation determined that goodwill was not impaired as of December 31, 2019 or 2018.

Intangible Assets subject to Amortization – The Corporation amortizes core deposit intangibles over their estimated lives, generally on a straight-line basis, and are reviewed periodically for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. The carrying value of core deposit intangible assets amounted to $3.5 million as of December 31, 2019 ($4.3 million as of December 31, 2018).

In connection with the acquisition of a FirstBank-branded credit card loan portfolio in 2012, the Corporation recognized at acquisition a purchased credit card relationship intangible of $24.5 million ($3.6 million and $5.7 million as of December 31, 2019 and 2018, respectively), which is being amortized on an accelerated basis based on the estimated attrition rate of the purchased credit card accounts, which reflects the Corporation’s estimate that it will realize the economic benefits of the intangible asset as the revenue stream generated by the cardholder relationship is realized. These benefits are consumed as the revenue stream generated by the cardholder relationship is realized. For further disclosures, refer to Note 15 – Goodwill and other Intangibles, to the consolidated financial statements.

In the first quarter of 2016, FirstBank Insurance Agency acquired certain insurance customer accounts and related customer records and recognized an insurance customer relationship intangible of $1.1 million ($0.5 million and $0.6 million as of December 31, 2019 and 2018, respectively), which the Corporation is amortizing on a straight-line basis. The list of accounts acquired has a direct relationship to previous mortgage loan portfolio acquisitions from Doral Bank and Doral Financial in 2015 and 2014, respectively.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

For intangible assets subject to amortization, the Corporation recognizes an impairment loss if it determines that the carrying value of the intangible asset is not recoverable and exceeds the fair value. The carrying value of the intangible asset is considered to be not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use of the asset. The Corporation performed impairment tests for the years ended December 31, 2019, 2018, and 2017 and determined that no impairment was needed for intangible assets subject to amortization.

Securities purchased and sold under agreements to repurchase

The Corporation accounts for securities purchased under resale agreements and securities sold under repurchase agreements as collateralized financing transactions. Generally, the Corporation records these agreements at the amount at which the securities were purchased or sold. The Corporation monitors the fair value of securities purchased and sold, and obtains collateral from, or returns it to, the counterparties when appropriate. These financing transactions do not create material credit risk given the collateral involved and the related monitoring process. The Corporation sells and acquires securities under agreements to repurchase or resell the same or similar securities. Generally, similar securities are securities from the same issuer, with identical form and type, similar maturity, identical contractual interest rates, similar assets as collateral, and the same aggregate unpaid principal amount. The counterparty to certain agreements may have the right to repledge the collateral by contract or custom. The Corporation presents such assets separately in the consolidated statements of financial condition as securities pledged with creditors’ rights to repledge. Repurchase and resale activities may be transacted under legally enforceable master repurchase agreements that give the Corporation, in the event of default by the counterparty, the right to liquidate securities held and to offset receivables and payables with the same counterparty. The Corporation offsets repurchase and resale transactions with the same counterparty in the consolidated statements of financial condition where it has such a legally enforceable master netting agreement and the transactions have the same maturity date.

From time to time, the Corporation modifies repurchase agreements to take advantage of prevailing interest rates. Following applicable GAAP guidance, if the Corporation determines that the debt under the modified terms is substantially different from the original terms, the modification must be accounted for as an extinguishment of debt. The Corporation considers modified terms to be substantially different if the present value of the cash flows under the terms of the new debt instrument is at least 10% different from the present value of the remaining cash flows under the terms of the original instrument. The new debt instrument will be initially recorded at fair value, and that amount will be used to determine the debt extinguishment gain or loss to be recognized through the consolidated statements of income and the effective rate of the new instrument. If the Corporation determines that the debt under the modified terms is not substantially different, then the new effective interest rate is determined based on the carrying amount of the original debt instrument. The Corporation has considered that none of the repurchase agreements modified in the past were substantially different from the original terms, and, therefore, these modifications were not accounted for as extinguishments of debt.

Rewards liability

The Corporation offers products, primarily credit cards, that offer various rewards to reward program members, such as airline tickets, cash, or merchandise, based on account activity. The Corporation generally recognizes the cost of rewards as part of business promotion expenses when the rewards are earned by the customer and, at that time, records the corresponding reward liability. The Corporation determines the reward liability based on points earned to date that the Corporation expects to be redeemed and the average cost per point redemption. The reward liability is reduced as points are redeemed. In estimating the reward liability, the Corporation considers historical reward redemption behavior, the terms of the current reward program, and the card purchase activity. The reward liability is sensitive to changes in the reward redemption type and redemption rate, which is based on the expectation that the vast majority of all points earned will eventually be redeemed. The reward liability, which is included in other liabilities in the consolidated statements of financial condition, totaled $7.1 million and $7.0 million as of December 31, 2019 and 2018, respectively.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Income taxes

The Corporation uses the asset and liability method for the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Corporation’s financial statements or tax returns. Deferred income tax assets and liabilities are determined for differences between financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future. The computation is based on enacted tax laws and rates applicable to periods in which the temporary differences are expected to be recovered or settled. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount that is more likely than not to be realized. In making such assessment, significant weight is given to evidence that can be objectively verified, including both positive and negative evidence. The authoritative guidance for accounting for income taxes requires the consideration of all sources of taxable income available to realize the deferred tax asset, including the future reversal of existing temporary differences, tax planning strategies and future taxable income, exclusive of the impact of the reversal of temporary differences and carryforwards. In estimating taxes, management assesses the relative merits and risks of the appropriate tax treatment of transactions taking into account statutory, judicial, and regulatory guidance. Refer to Note 27 – Income Taxes, to the consolidated financial statements, for additional information.

Under the authoritative accounting guidance, income tax benefits are recognized and measured based on a two-step analysis: 1) a tax position must be more likely than not to be sustained based solely on its technical merits in order to be recognized; and 2) the benefit is measured at the largest dollar amount of that position that is more likely than not to be sustained upon settlement. The difference between a benefit not recognized in accordance with this analysis and the tax benefit claimed on a tax return is referred to as an Unrecognized Tax Benefit (“UTB”). The Corporation classifies interest and penalties, if any, related to UTBs as components of income tax expense. As of December 31, 2019 and 2018, the Corporation did not have any UTBs recorded on its books.

Treasury stock

The Corporation accounts for treasury stock at par value. Under this method, the treasury stock account is increased by the par value of each share of common stock reacquired. Any excess amount paid per share over the par value is debited to additional paid-in capital for the amount per share that was originally credited. Any remaining excess is charged to retained earnings.

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

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Comprehensive income

Comprehensive income for First BanCorp. includes net income and the unrealized gain (loss) on available-for-sale securities, net of estimated tax effects.

Segment information

The Corporation reports financial and descriptive information about its reportable segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by management in deciding how to allocate resources and in assessing performance. The Corporation’s management determined that the segregation that best fulfills the segment definition described above is by lines of business for its operations in Puerto Rico, the Corporation’s principal market, and by geographic areas for its operations outside of Puerto Rico. As of December 31, 2019, the Corporation had the following six operating segments that are all reportable segments: Commercial and Corporate Banking; Mortgage Banking; Consumer (Retail) Banking; Treasury and Investments; United States Operations; and Virgin Islands Operations. Refer to Note 36 – Segment Information, to the consolidated financial statements, for additional information.

Valuation of financial instruments

The measurement of fair value is fundamental to the Corporation’s presentation of its financial condition and results of operations. The Corporation holds debt and equity securities, derivatives, and other financial instruments at fair value. The Corporation holds its investments and liabilities mainly to manage liquidity needs and interest rate risks. A meaningful part of the Corporation’s total assets is reflected at fair value on the Corporation’s financial statements.

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

Level 3	Valuations are based on unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Under the fair value accounting guidance, an entity has the irrevocable option to elect, on a contract-by-contract basis, to measure certain financial assets and liabilities at fair value at the inception of the contract and, thereafter, to reflect any changes in fair value in current earnings. The Corporation did not make any fair value option election as of December 31, 2019 or 2018. See Note 30 – Fair Value, to the consolidated financial statements, for additional information.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Income recognition— Insurance agency

Commission revenue is recognized as of the effective date of the related insurance policy. Additional premiums and rate adjustments are recorded as they occur. The Corporation also receives contingent commissions from insurance companies as additional incentive for achieving specified premium volume goals and/or the loss experience of the insurance placed by the Corporation. The Corporation recognizes contingent commissions from insurance companies generally when it receives such commissions or when the insurance company reports the amount to be paid to the Corporation. The Corporation establishes an allowance for expected adjustments to commissions earned relating to policy cancellations. Refer to Note 31 - Revenue from Contracts with Customers, to the consolidated financial statements, for additional information about the Corporation’s evaluation of insurance commissions for purposes of compliance with the revenue recognition accounting guidelines as required by Accounting Standard Codification (“ASC” or “the Codification”) Topic 606

Earnings per common share

Earnings per share-basic is calculated by dividing net income attributable to common stockholders by the weighted-average number of common shares issued and outstanding. Net income attributable to common stockholders represents net income adjusted for any preferred stock dividends, including any preferred stock dividends declared but not yet paid, and any cumulative preferred stock dividends related to the current dividend period that have not been declared as of the end of the period. Basic weighted-average common shares outstanding excludes unvested shares of restricted stock that do not contain non-forfeitable dividend rights. The computation of diluted earnings per share is similar to the computation of basic earnings per share except that the number of weighted-average common shares is increased to include the number of additional common shares that would have been outstanding if the dilutive common shares had been issued, referred to as potential common shares.

Potential dilutive common shares consist of unvested shares of restricted stock that do not contain non-forfeitable dividend rights, warrants outstanding during the period and common stock issued under the assumed exercise of stock options, if any, using the treasury stock method. This method assumes that the potential dilutive common shares are issued and outstanding and the proceeds from the exercise, in addition to the amount of compensation cost attributable to future services, are used to purchase common stock at the exercise date. The difference between the number of potential dilutive shares issued and the shares purchased is added as incremental shares to the actual number of shares outstanding to compute diluted earnings per share. Unvested shares of restricted stock, stock options, and warrants outstanding during the period that result in lower potential dilutive shares issued that shares purchased under the treasury stock method are not included in the computation of dilutive earnings per share since their inclusion would have an antidilutive effect on earnings per share. Potential dilutive common shares also include performance units that do not contain non-forfeitable dividend rights if the performance condition is met as of the end of the reporting period.

Accounting Standards Adopted in 2019

Lease Accounting

In February 2016, the FASB updated the ASC to replace ASC Topic 840, “Leases (Topic 840)” (“ASC Topic 840”), with new guidance for the financial reporting about leasing transactions. Under the new guidance, a lessee is required to recognize a ROU asset and a lease liability for leases with lease terms of more than 12 months. Similar to the practice before the adoption of this guidance, a lessee’s recognition, measurement, and presentation of expenses and cash flows arising from a lease primarily depend on the classification of the lease as a finance or operating lease. However, unlike previous guidance, which required the recognition of only capital leases on the balance sheet, the guidance requires both types of leases to be recognized on the balance sheet. The guidance also requires disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative information and additional information about the amounts recorded in the financial statements. The FASB issued an update in January 2018 providing an optional transition practical expedient under which an entity need not evaluate under new ASC Topic 842, “Leases” (“ASC Topic 842”), land easements that existed or expired before the entity’s adoption of ASC Topic 842 and were not previously accounted for as leases. In addition, the FASB issued an update in July 2018 that provides entities with an additional optional transition method that allows entities to adopt the new standard prospectively as of the effective date, without adjusting comparative periods presented. Also, the amendments provide lessors with a practical expedient, by class of underlying asset, to not separate non lease components, subject to certain circumstances. Also in July 2018, the FASB issued an update that makes various technical corrections to clarify how to apply certain aspects of the new leases standard, such as reassessment of lease classification, variable lease payments that depend on an index or a rate, lease term and purchase options, and certain transition adjustments, among others. The guidance on leases took effect for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The update affected the Corporation’s consolidated financial statements since the Corporation has operating and lease arrangements for which it is a lessee. The new standard provides a number of optional practical expedients in transition. The Corporation adopted this guidance in 2019, and elected the optional transition approach to not apply the new lease standard in comparative periods presented and the package of practical expedients, which allows the Corporation not to reassess prior conclusions about lease classification and initial direct costs. The adoption of this standard in January 2019 resulted in the recognition of ROU assets and lease liabilities for operating leases of $59.6 million and $62.1 million, respectively, with the most significant impact from recognition of ROU assets and liabilities related to the operating leases for the Bank’s branches and ATMs. Disclosures required by the standard have been included in Note 29 - Leases, to the consolidated financial statements.

Amortization of Premiums and Discounts of Callable Debt Securities

In March 2017, the FASB updated the Codification to shorten the amortization period for certain purchased callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. With respect to securities held at a discount, the amendments do not require an accounting change; thus, the discount continues to be amortized to maturity. The amendments in this update more closely align the amortization period of premiums and discounts to expectations incorporated in market pricing on the underlying securities. In most cases, market participants price securities to the call date that produces the worst yield when the coupon is above current market rates (that is, the security is trading at a premium) and price securities to maturity when the coupon is below market rates (that is, the security is trading at a discount) in anticipation that the borrower will act in its economic best interest. As a result, the amendments more closely align interest income recorded on bonds held at a premium or a discount with the economics of the underlying instrument. For public business entities, the amendments in this update took effect for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The adoption of this guidance during the first quarter of 2019, did not have a material effect on the Corporation’s consolidated statement of financial condition or results of operations. As of December 31, 2019, the Corporation did not have callable debt securities held at a premium.

Derivatives and Hedging

In August 2017, the FASB updated the Codification to: (i) expand hedge accounting for nonfinancial and financial risk components and amend measurement methodologies to more closely align hedge accounting with a company’s risk management activities; (ii) decrease the complexity of preparing and understanding hedge results by eliminating the separate measurement and reporting of hedge ineffectiveness; (iii) enhance transparency, comparability, and understanding of hedge results through enhanced disclosures and a change in the presentation of hedge results to align the effects of the hedging instrument and the hedged item; and (iv) reduce the cost and complexity of applying hedge accounting by simplifying the manner in which assessments of hedge effectiveness may be performed. This update took effect for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The guidance requires companies to apply requirements to existing hedging relationships on the date of adoption, and the effect of the adoption must be reflected as of the beginning of the fiscal year of adoption. In April 2019, the FASB issued ASU 2019-04, “Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments” to provide further clarification on previously issued updates. This update addresses the following areas of the guidance: (i) partial-term fair value hedges; (ii) fair value hedge basis adjustments; (iii) not-for-profit entities and private companies; and (iv) first-payments-received cash flow hedging. As of December 31, 2019, all of the derivatives held by the Corporation were considered economic undesignated hedges. The adoption of this guidance during the first quarter of 2019 did not have an effect on the Corporation’s consolidated statement of financial condition or results of operations.

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

Recently Issued Accounting Standards Not Yet Effective

Accounting for Financial Instruments – Credit Losses

In June 2016, the FASB updated the Codification to introduce new guidance for the accounting for credit losses. As of January 1, 2020, the Corporation is required to adopt ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASC 326”). ASC 326 replaces the incurred loss methodology with a methodology that is referred to as the CECL model to estimate the allowance for credit losses (the “ACL”) for the remaining estimated life of certain financial assets. The estimate of expected credit losses considers historical information, current information, and reasonable and supportable forecasts of economic conditions, including estimates of prepayments. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loans held for investment and held-to-maturity debt securities. It also applies to off-balance sheet credit exposures not accounted for as insurance (e.g. loan commitments, standby letters of credit, financial guarantees, and other similar instruments). In addition, ASC 326 makes changes to the accounting for available-for-sale debt securities. One such change is to require credit losses to be presented as an allowance rather than as a write-down on available-for-sale debt securities that management does not intend to sell or believes that it is more likely than not they will not be required to sell.

The Corporation is adopting ASC 326 using the modified retrospective method for certain financial assets measured at amortized cost, including loans held for investment and held-to-maturity debt securities, and off-balance sheet credit exposures. The resulting one-time adjustment to the ACL as a result of the adoption of the CECL model, will be recorded, net of applicable income taxes, as an adjustment to decrease retained earnings effective January 1, 2020. Based on current estimates and macro-economic assumptions, the Corporation expects that the adoption of ASC 326 will result in a combined increase in the ACL for all applicable on-balance sheet and off-balance sheet exposures of approximately 60%. The related decrease in retained earnings, net of applicable taxes, is expected to be approximately 3% of total stockholders’ equity. The expected increase in the ACL is primarily related to longer duration residential mortgage and consumer loan portfolios. Although the ASC 326 requires an ACL for debt securities and other financial assets, the Corporation does not expect a significant effect on the initial transition adjustment in connection with these allowances. After adoption, the Corporation will assess the ACL each quarter, and will recognize both negative and positive changes to the estimate through an adjustment to the ACL and earnings.

The Corporation’s methodology for estimating the ACL under CECL for applicable loans and debt securities includes the following key components:

•An initial forecast period (“reasonable and supportable period”) of 2 years and a reversion period of up to 3 years, utilizing a straight-line approach and reverting back to the historical macroeconomic mean for Puerto Rico and the Virgin Islands regions.

•For the Florida region, the methodology considers a reasonable and supportable forecast period and an implicit reversion towards the historical trend that varies for each macroeconomic variable, achieving the steady state by year 5.

•A historical loss forecast period covering the remaining contractual life, adjusted for prepayments, by portfolio segments and classes of financing receivables based on the change in key historical economic variables during representative historical expansionary and recessionary periods.

•The utilization of discounted cash flow methods to measure credit impairment for loans modified in a TDR, unless they are collateral dependent and measured based on the fair value of the collateral. The discounted cash flow methods will provide the estimated life-time credit losses.

•For held-to-maturity debt securities, the Corporation utilizes a discounted cash flow method to measure the ACL, which incorporates expected credit losses using the conceptual components described above.

The Corporation is adopting ASC 326 using the prospective transition approach for available-for-sale debt securities for which OTTI had been recognized prior to January 1, 2020, such as private label MBS. As a result, the amortized cost basis remains the same before and after the effective date of ASC 326. There is currently no expected incremental material adjustment to the ACL related to available-for-sale securities in connection with the adoption of ASC 326 effective January 1, 2020.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The Corporation is adopting ASC 326 using the prospective transition approach for financial assets purchased with credit deterioration (“PCD”) that were previously classified as PCI and accounted for under ASC Topic 310-30. As allowed by ASC 326, the Corporation elected to maintain pools of loans accounted for under ASC 310-30. As of December 31, 2019, such PCI loans consisted of $133.7 million of residential mortgage loans and $3.0 million of commercial mortgage loans acquired by the Corporation as part of previously completed asset acquisitions. As the Corporation is electing to maintain pools of loans accounted for ASC Topic 310-30, the Corporation is not able to remove loans from the pools until they are paid off, written off or sold (consistent with the current practice), but is required to follow ASC 326 for purposes of interest income and ACL.

The Corporation is adopting the option provided by the regulatory capital framework that permits institutions to limit the initial regulatory capital day-one impact by allowing a three-year phase in period for this impact, on a straight-line basis. Based on the three-year phase in option allowed by the regulatory framework, the Corporation expects that all capital ratios will remain well in excess of minimum capital ratios.

Subsequent Measurement of Goodwill

In January 2017, the FASB updated the Codification to simplify the subsequent measurement of goodwill by eliminating Step 2 from the current two-step goodwill impairment test. Step 1 involves a comparison of the estimated fair value of the reporting unit to its carrying value, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is not considered impaired. If the carrying value exceeds the estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of the impairment. Step 2, if necessary, involves calculating an implied fair value of the goodwill for each reporting unit for which Step 1 indicated a potential impairment. The 2017 guidance provides that a goodwill impairment test must be conducted by comparing the fair value of a reporting unit with its carrying amount. Entities must recognize an impairment charge for goodwill equal to the excess of the carrying amount over the reporting unit’s fair value. Entities have the option to perform a qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The adoption of this guidance on January 1, 2020 is not expected to have an effect on the Corporation’s consolidated financial statements and subsequent effects will depend upon the performance of the reporting units that have goodwill, the market conditions affecting the fair value of each reporting unit going forward, and subsequent acquisitions.

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

This update is effective for all entities in fiscal years, including interim periods within those fiscal years, beginning after December 15, 2019. Immediate early adoption was permitted for any of the removed or modified disclosures even if adoption of the new disclosures was delayed until the effective date. In the third quarter of 2018, the Corporation early adopted the disclosure requirements that were removed or modified by this guidance. The adoption of additional or new disclosure requirements required by this guidance on January 1, 2020 is not expected to have an effect on the Corporation’s consolidated financial statements.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Collaborative Arrangements

In November 2018, the FASB issued new guidance to clarify the interaction between Collaborative Arrangements (“ASC Topic 808”) and Revenue from Contracts with Customers (“ASC Topic 606”) standards. The guidance (i) clarifies that certain transactions between collaborative arrangement participants should be accounted for under the ASC Topic 606 guidance; (ii) adds unit of account guidance to ASC Topic 808 to align with ASC Topic 606; and (iii) clarifies presentation guidance for transactions with a collaborative arrangement participant that is not accounted for under ASC Topic 606. The guidance is effective for annual reporting periods beginning after December 1, 2019, including interim reporting periods within these annual reporting periods, with early adoption permitted. The adoption of this guidance on January 1, 2020 is not expected to have an effect on the Corporation’s consolidated financial statements.

Income Taxes Simplification

In December 2019, the FASB issued new guidance to simplify the accounting for income taxes by removing certain exceptions to the general principles and the accounting related to areas such as franchise taxes, step-up in tax basis goodwill, separate entity financial statements and interim recognition of enactment of tax laws or rate changes. For public business entities, the standard will be effective for annual reporting periods beginning after December 15, 2020, including interim reporting periods within those fiscal years. The Corporation is evaluating the impact of adopting this new accounting guidance, if any, on its consolidated financial statements.

Accounting for Equity Securities and Certain Derivatives

In January 2020, the FASB issued new guidance to clarify the accounting for equity securities under ASC Topic 321, “Investments – Equity Securities”; investments accounted for under the equity method of accounting in ASC Topic 323, “Investments – Equity Method and Joint Ventures”; and the accounting for certain forward contracts and purchased options accounted for under ASC Topic 815, “Derivatives and Hedging”. The guidance clarifies that an entity should consider observable transactions that result in either applying or discontinuing the equity method of accounting for the purpose of applying the measurement alternative provided by ASC Topic 321 that allows certain equity securities without a readily determinable fair value to be measured at cost, less any impairment. When an entity accounts for an investment in equity securities under the measurement alternative and is required to transition to the equity method of accounting because of an observable transaction, it should remeasure the investment at fair value immediately before applying the equity method of accounting. Likewise, when an entity accounts for an investment in equity securities under the equity method of accounting and is required to transition to ASC Topic 321 because of an observable transaction, it should remeasure the investment at fair value immediately after discontinuing the equity method of accounting. These amendments align the accounting for equity securities under the measurement alternative with that of other equity securities accounted for under ASC Topic 321, reducing diversity in accounting outcomes. The guidance also clarifies that when determining the accounting for nonderivative forward contracts and purchased options, an entity should not consider whether the underlying securities would be accounted for under the equity method or fair value option upon settlement or exercise. These instruments won’t fail to meet the scope of ASC 815-10 solely because the securities would be accounted for under the equity method upon settlement of the contract or exercise of the option. For public business entities, the standard will be effective for annual reporting periods beginning after December 15, 2020, including interim reporting periods within those fiscal years. The adoption of this standard is not expected to have an effect on the Corporation’s consolidated financial statements.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

NOTE 2 – POTENTIAL ACQUISITION OF BANCO SANTANDER PUERTO RICO

On October 21, 2019, the Corporation announced the signing of a stock purchase agreement between FirstBank and Santander Holdings USA, Inc., pursuant to which FirstBank will acquire Santander Bancorp (“Santander Bancorp”), a wholly-owned subsidiary of Santander Holdings USA, Inc. and the holding company of Banco Santander Puerto Rico (“BSPR”). The purchase price is based on a formula set forth in the stock purchase agreement and is subject to adjustment based on Santander BanCorp's consolidated balance sheet as of the closing date of the acquisition (the “Closing”). The purchase price formula consists of the following: (i) a base purchase price equal to 117.5% of Santander BanCorp's core tangible common equity; (ii) a fixed $65 million premium on core tangible common equity; and (iii) an adjustment equal to 100% of the deemed excess capital of Santander BanCorp at Closing. The transaction is structured as an all-cash acquisition of all of the issued and outstanding common stock of Santander Bancorp, the sole shareholder of BSPR, a corporation incorporated under the laws of the Commonwealth of Puerto Rico and sole shareholder of Santander Insurance Agency, Inc. (Santander Bancorp is referred to together with BSPR collectively as the “Acquired Companies”). Immediately following the Closing, Santander Bancorp (a direct wholly-owned subsidiary of FirstBank following the Closing) will merge with and into FirstBank (the “HoldCo Merger”), with FirstBank surviving the HoldCo Merger (the “Surviving Bank”). Immediately following the effectiveness of the HoldCo Merger, BSPR (a direct wholly-owned subsidiary of the Surviving Bank following the effectiveness of the HoldCo Merger) will merge with and into FirstBank, with FirstBank as the surviving entity in the merger.

Prior to the Closing, Santander Holdings USA, Inc., has agreed to sell or otherwise transfer to Santander Holdings USA, Inc., any of its affiliates or any other third party (other than any Acquired Company) (i) all non-performing assets (along with all collateral and rights to collection related thereto) of BSPR (the “Non-Performing Assets Transfer”), and (ii) Santander Asset Management, LLC, a limited liability company organized under the laws of the Commonwealth of Puerto Rico and a direct wholly-owned subsidiary of Santander Bancorp (the “Reorganization”). The Closing is conditioned on, among other things, consummation of the Non-Performing Assets Transfer, the Reorganization, and receipt of all required regulatory approvals.

As of December 31, 2019, the Corporation has incurred approximately $11.4 million in merger and restructuring cost in connection with the pending acquisition of BSPR, which are presented as Merger and Restructuring costs in the accompanying consolidated statements of income for the year ended December 31, 2019. Merger and restructuring costs primarily have included advisory, legal, valuation, and other professional service fees, as well as charges related to a voluntary separation program (the “VSP”) offered to eligible employees at FirstBank in connection with initiatives to capitalize on expected operational efficiencies from the acquisition.

The transaction has been unanimously approved by both companies’ Boards of Directors. The transaction is expected to close in the middle of 2020, subject to the satisfaction of customary closing conditions, including, as previously mentioned, receipt of all required regulatory approvals. There can be no assurance that the regulatory approvals received will not contain a condition or requirement that results in a failure to satisfy the conditions to closing set forth in the stock purchase agreement.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

NOTE 3 – UPDATE ON EFFECTS OF NATURAL DISASTERS

Two strong hurricanes affected the Corporation’s service areas during September 2017. The following summarizes the more significant continuing financial repercussions of these natural disasters on the Corporation and its major subsidiary, FirstBank.

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

Casualty Losses and Insurance Claims

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

During 2019, the Corporation reached settlements on certain claims arising from the hurricanes. As a result, the Corporation received insurance proceeds of approximately $4.1 million, primarily involving repairs and maintenance costs, and impairments related to facilities in the USVI and the BVI. The insurance proceeds were recorded against incurred losses or previously-established accounts receivable. Insurance recoveries are recorded in the same income statement caption as the incurred losses. Recoveries from insurance proceeds in excess of losses incurred, amounting to $0.6 million in the second quarter of 2019, were recognized as a gain from insurance proceeds and reported as part of Other non-interest income in the consolidated statements of income.

As of December 31, 2019, the Corporation had an insurance claim receivable of $0.6 million (December 31, 2018 - $3.4 million), which is included as part of Other assets in the consolidated statements of financial condition. Management also believes that there is a possibility that some gains will be recognized with respect to casualty and lost revenue claims in future periods, but this is contingent on reaching agreements on the Corporation’s claims with the insurance carriers.

During the first quarter of 2019, the Corporation recorded a $2.3 million credit against employees’ compensation and benefits expenses related to an employee retention benefit payment (the “Benefit”) received by the Corporation by virtue of the Disaster Tax Relief and Airport Extension Act of 2017, as amended (the “Act”). The Benefit was available to eligible employers affected by Hurricanes Irma and Maria. An eligible employer, as established in the Internal Revenue Circular Letter No. 18-11 issued by the Puerto Rico Department of Treasury, is an employer that (i) on September 16, 2017 (or September 4, 2017 for Hurricane Irma) was engaged in a trade or business in Puerto Rico; (ii) whose business became inoperable on any day after such date and before January 1, 2018, due to damage caused by Hurricane Irma or Maria; and (iii) continued to pay wages to its eligible employees during the period in which the business was inoperable. For purposes of the income tax return, the Benefit did not affect the Corporation’s right to claim a deduction on wages paid and the amount of the Benefit was not treated as taxable income.

NOTE 4 – RESTRICTIONS ON CASH AND DUE FROM BANKS

The Corporation’s bank subsidiary, FirstBank, is required by law to maintain minimum average weekly reserve balances to cover demand deposits. The amount of those minimum average weekly reserve balances for the period that ended December 31, 2019 was $422.1 million (2018 - $420.9 million). As of December 31, 2019 and 2018, the Bank complied with the requirement. Cash and due from banks as well as other highly liquid securities are used to cover the required average reserve balances.

As of December 31, 2019, and as required by the Puerto Rico International Banking Law, the Corporation maintained $300,000 in time deposits, which were considered restricted assets related to FirstBank Overseas Corporation, an international banking entity that is a subsidiary of FirstBank.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

NOTE 5 – MONEY MARKET INVESTMENTS

Money market investments are composed of time deposits, overnight deposits with other financial institutions, and other short-term investments with original maturities of three months or less.

Money market investments as of December 31, 2019 and 2018 were as follows:

	2019	2018
(Dollars in thousands)
Time deposits with other financial institutions (1) (2)	$300	$300
Overnight deposits with other financial institutions (3)	96,228	6,111
Other short-term investments (4)	1,180	1,179
	$97,708	$7,590

(1)Consists of restricted time deposits required by the Puerto Rico International Banking Law.

(2)Weighted-average interest rate of 1.00% as of each December 31, 2019 and 2018.

(3)Weighted-average interest rate of 1.63% and 0.32% as of December 31, 2019 and 2018, respectively.

(4)Weighted-average interest rate of 0.11% as of each December 31, 2019 and 2018.

As of December 31, 2019 and 2018, the Corporation had no money market investments pledged as collateral.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

NOTE 6 – INVESTMENT SECURITIES

Investment Securities Available for Sale

The amortized cost, non-credit loss component of OTTI recorded in OCI, gross unrealized gains and losses recorded in OCI, estimated fair value, and weighted-average yield on investment securities available for sale by contractual maturities as of December 31, 2019 and 2018 were as follows:

	December 31, 2019
	Amortized cost	Non-credit Loss Component of OTTI Recorded in OCI	Gross		Fair value
			Unrealized			Weighted-
			Gains	Losses		average yield%
(Dollars in thousands)

U.S. Treasury securities:
After 1 to 5 years	$7,478	$-	$1	$-	$7,479	1.65

U.S. government-sponsored
agencies' obligations:
Due within one year	93,299	-	103	106	93,296	1.67
After 1 to 5 years	142,513	-	676	52	143,137	2.12
After 5 to 10 years	63,764	-	165	150	63,779	2.33
After 10 years	24,624	-	-	116	24,508	2.00

Puerto Rico government
obligations:
After 5 to 10 years	4,000	-	348	-	4,348	5.12
After 10 years (1)	4,166	-	-	1,192	2,974	6.97

United States and Puerto
Rico government
obligations	339,844	-	1,293	1,616	339,521	2.11

MBS:
FHLMC certificates:
After 5 to 10 years	81,418	-	589	228	81,779	2.16
After 10 years	424,316	-	3,873	758	427,431	2.50
	505,734	-	4,462	986	509,210	2.44
GNMA certificates:
After 1 to 5 years	4,357	-	45	-	4,402	3.26
After 5 to 10 years	42,303	-	607	-	42,910	2.77
After 10 years	258,944	-	7,126	500	265,570	3.03
	305,604	-	7,778	500	312,882	3.00
FNMA certificates:
After 1 to 5 years	19,779	-	415	3	20,191	2.79
After 5 to 10 years	140,599	-	1,257	641	141,215	2.14
After 10 years	700,213	-	9,006	1,208	708,011	2.58
	860,591	-	10,678	1,852	869,417	2.51
Collateralized mortgage obligations
issued or guaranteed by the FHLMC, FNMA
and GNMA:
After 1 to 5 years	608	-	-	1	607	2.43
After 10 years	80,130	-	362	220	80,272	2.76
	80,738	-	362	221	80,879	2.75
Private label:
After 10 years	15,997	4,881	-	-	11,116	3.90

Total MBS	1,768,664	4,881	23,280	3,559	1,783,504	2.60

Other
After 1 to 5 years	500	-	-	-	500	2.95

Total investment securities
available for sale	$2,109,008	$4,881	$24,573	$5,175	$2,123,525	2.52

(1)Consist of a residential pass-through MBS issued by the Puerto Rico Housing Finance Authority (“PRHFA”) that is collateralized by certain second mortgages originated under a program launched by the Puerto Rico government in 2010.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	December 31, 2018
	Amortized cost	Non-credit Loss Component of OTTI Recorded in OCI	Gross		Fair value
			Unrealized			Weighted-
			Gains	Losses		average yield%

(Dollars in thousands)

U.S. Treasury securities:
Due within one year	$7,489	$-	$-	$33	$7,456	1.29

U.S. government-sponsored
agencies' obligations:
Due within one year	191,531	-	-	1,908	189,623	1.28
After 1 to 5 years	184,851	-	203	2,249	182,805	2.07
After 5 to 10 years	195,750	-	286	1,674	194,362	2.95
After 10 years	34,627	-	-	217	34,410	2.68

Puerto Rico government
obligations:
After 5 to 10 years	4,000	-	128	-	4,128	5.12
After 10 years (1)	4,185	-	-	1,361	2,824	6.97

United States and Puerto Rico
government obligations	622,433	-	617	7,442	615,608	2.18

MBS:
FHLMC certificates:
After 5 to 10 years	92,149	-	31	1,850	90,330	2.09
After 10 years	265,624	-	523	6,699	259,448	2.52
	357,773	-	554	8,549	349,778	2.41
GNMA certificates:
After 1 to 5 years	176	-	3	-	179	3.43
After 5 to 10 years	61,604	-	408	503	61,509	2.88
After 10 years	118,898	-	2,938	747	121,089	3.92
	180,678	-	3,349	1,250	182,777	3.56
FNMA certificates:
Due within one year	119	-	2	-	121	2.20
After 1 to 5 years	19,798	-	50	122	19,726	2.79
After 5 to 10 years	165,067	-	2	3,822	161,247	2.13
After 10 years	543,972	-	2,211	13,233	532,950	2.67
	728,956	-	2,265	17,177	714,044	2.55

Collateralized mortgage
obligations issued or guaranteed
by the FHLMC and GNMA:
After 1 to 5 years	6,530	-	1	18	6,513	3.15
After 10 years	59,020	-	474	60	59,434	3.22
	65,550	-	475	78	65,947	3.22

Private label:
After 10 years	19,340	5,426	-	-	13,914	4.89

Total MBS	1,352,297	5,426	6,643	27,054	1,326,460	2.71

Other
After 1 to 5 years	500	-	-	-	500	2.96

Total investment securities
available for sale	$1,975,230	$5,426	$7,260	$34,496	$1,942,568	2.55

(1)Consist of a residential pass-through MBS issued by the PRHFA that is collateralized by certain second mortgages originated under a program launched by the Puerto Rico government in 2010.

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

The aggregate amortized cost and approximate market value of investment securities available for sale as of December 31, 2019 by contractual maturity are shown below:

	Amortized Cost	Fair Value
(Dollars in thousands)

United States and Puerto Rico government obligations, and
other debt securities:
Within 1 year	$93,299	$93,296
After 1 to 5 years	150,491	151,116
After 5 to 10 years	67,764	68,127
After 10 years	28,790	27,482
	340,344	340,021
MBS and Collateralized Mortgage Obligations (1)	1,768,664	1,783,504
Total investment securities available for sale	$2,109,008	$2,123,525

(1) The expected maturities of MBS and collateralized mortgage obligations may differ from their contractual maturities because they may be subject to prepayments.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following tables show the Corporation’s available-for-sale investments’ fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of December 31, 2019 and December 31, 2018. The tables also include debt securities for which an OTTI was recognized and only the amount related to a credit loss was recognized in earnings. For unrealized losses for which OTTI was recognized, the related credit loss was charged against the amortized cost basis of the debt security.

	As of December 31, 2019
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
(In thousands)
Debt securities:
Puerto Rico-government obligations	$-	$-	$2,974	$1,192	$2,974	$1,192
U.S. Treasury and U.S. government
agencies’ obligations	45,073	172	99,764	252	144,837	424
MBS:
FNMA	58,668	499	173,708	1,353	232,376	1,852
FHLMC	74,134	270	63,864	716	137,998	986
GNMA	79,145	472	7,203	28	86,348	500
Collateralized mortgage obligations
issued or guaranteed by the FHLMC,
FNMA and GNMA	21,873	221	-	-	21,873	221
Private label MBS	-	-	11,116	4,881	11,116	4,881
	$278,893	$1,634	$358,629	$8,422	$637,522	$10,056

	As of December 31, 2018
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
(In thousands)
Debt securities:
Puerto Rico-government obligations	$-	$-	$2,824	$1,361	$2,824	$1,361
U.S. Treasury and U.S. government
agencies’ obligations	16,669	77	468,094	6,004	484,763	6,081
MBS:
FNMA	25,079	129	521,871	17,048	546,950	17,177
FHLMC	3,382	32	263,798	8,517	267,180	8,549
GNMA	3,364	15	57,535	1,235	60,899	1,250
Collateralized mortgage obligations
issued or guaranteed by the FHLMC
and GNMA	16,065	78	-	-	16,065	78
Private label MBS	-	-	13,914	5,426	13,914	5,426
	$64,559	$331	$1,328,036	$39,591	$1,392,595	$39,922

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Assessment for OTTI

Debt securities issued by U.S. government agencies, U.S. government-sponsored entities, and the U.S. Treasury accounted for approximately 99% of the total available-for-sale portfolio as of December 31, 2019, and no credit losses are expected, given the explicit and implicit guarantees provided by the U.S. federal government. Because the decline in fair value is attributable to changes in interest rates, and not credit quality, and because the Corporation does not have the intent to sell these U.S. agencies debt securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Corporation does not consider these securities to be other-than-temporarily impaired as of December 31, 2019. The Corporation’s OTTI assessment was focused on private label MBS, and on Puerto Rico government debt securities, for which credit losses are evaluated on a quarterly basis. The Corporation considered the following factors in determining whether a credit loss existed and the period over which the debt security is expected to recover:

•The length of time and the extent to which the fair value has been less than the amortized cost basis;

•Any adverse change to the credit conditions and liquidity of the issuer, taking into consideration the latest information available about the financial condition of the issuer, credit ratings, the failure of the issuer to make scheduled principal or interest payments, any recent legislation and government actions affecting the issuer’s industry, and actions taken by the issuer to deal with the present economic climate;

•Changes in the near term prospects of the underlying collateral for a security, if any, such as changes in default rates, loss severity given a default, and significant changes in prepayment assumptions; and

•The level of cash flows generated from the underlying collateral, if any, supporting the principal and interest payments of the debt securities.

The Corporation recorded OTTI losses on available-for-sale debt securities as follows:

	Year Ended December 31,
	2019	2018	2017
(In thousands)
Total OTTI losses	$(557)	$-	$(12,231)
Portion of OTTI recognized in OCI	60	(50)	-
Net impairment losses recognized in earnings (1)	$(497)	$(50)	$(12,231)

(1)For the years ended December 31, 2019 and 2018, the credit impairments of $0.5 million and $50 thousand, respectively, recognized in earnings consisted of credit losses on private label MBS. For the year ended December 31, 2017, approximately $12.2 million of the credit impairment recognized in earnings consisted of credit losses on Puerto Rico government debt securities that were sold in the second quarter of 2017, as further discussed below.

The following tables summarize the roll-forward of credit losses on debt securities held by the Corporation for which a portion of an OTTI is also recognized in OCI:

	Cumulative OTTI credit losses recognized in earnings on securities still held
		Credit impairments	Credit loss
	December 31,	recognized in earnings on	reductions for	December 31,
	2018	securities that have been	securities sold	2019
	Balance	previously impaired	during the period	Balance
(In thousands)
Available-for-sale securities
Private label MBS	$6,842	$497	$-	$7,339

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	Cumulative OTTI credit losses recognized in earnings on securities still held
		Credit impairments	Credit loss
	December 31,	recognized in earnings on	reductions for	December 31,
	2017	securities that have been	securities sold	2018
	Balance	previously impaired	during the period	Balance
(In thousands)
Available-for-sale securities
Private label MBS	$6,792	$50	$-	$6,842

	Cumulative OTTI credit losses recognized in earnings on securities still held
		Credit impairments	Credit loss
	December 31,	recognized in earnings on	reductions for	December 31,
	2016	securities that have been	securities sold	2017
	Balance	previously impaired	during the period	Balance
(In thousands)
Available-for-sale securities
Puerto Rico government obligations	$22,189	$12,231	$(34,420)	$-
Private label MBS	6,792	-	-	6,792
Total OTTI credit losses for available-for-sale
debt securities	$28,981	$12,231	$(34,420)	$6,792

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

For the OTTI charge recorded on the Puerto Rico government debt securities during 2017, the Corporation considered the latest available information about the Puerto Rico government’s financial condition, including but not limited to credit ratings downgrades, revised estimates of recovery rates, and other relevant developments, such as government actions, including debt exchange proposals and the fiscal plan published by the Puerto Rico government in March 2017, as applicable. The Corporation applied a discounted cash flow analysis to its Puerto Rico government debt securities in order to calculate the cash flows expected to be collected and to determine whether any portion of the decline in market value of these securities was considered a credit-related OTTI. The analysis derived an estimate of value based on the present value of risk-adjusted cash flows of the underlying securities and included the following components:

•The contractual future cash flows of the bonds were projected based on the key terms as set forth in the official statements for each security. Such key terms include, among others, the interest rate, amortization schedule, if any, and maturity date.

•The risk-adjusted cash flows were calculated based on a probability of default analysis and recovery rate assumptions, including the weighting of different scenarios of ultimate recovery, considering the credit rating of each security. Constant monthly default rates were assumed throughout the life of the bonds, which considered the respective security's credit rating as of the date of the analysis.

•The adjusted future cash flows were then discounted at the original effective yield of each investment based on the purchase price and expected risk-adjusted future cash flows as of the purchase date of each investment.

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

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

As of December 31, 2019, the Corporation’s available-for-sale investment securities portfolio included bonds of the PRHFA at an amortized cost of $8.2 million (fair value - $7.3 million). Approximately $4.2 million (fair value - $3.0 million) of those bonds consisted of a residential pass-through MBS issued by the PRHFA that is collateralized by certain second mortgages originated under a program launched by the Puerto Rico government in 2010. This bond was structured as a zero-coupon bond for the first ten years (up to July 2019). The underlying source of payment on this bond is second mortgage loans in Puerto Rico; PRHFA and not the central government provides a guarantee in the event of default and subsequent foreclosure of the underlying properties. Based on the quarterly analyses performed, management concluded that these obligations were not other-than-temporarily impaired as of December 31, 2019. In the event that the second mortgage loans default and the collateral is insufficient to satisfy the outstanding balance of this bond, PRHFA’s ability to honor its insurance will depend on, among other factors, the financial condition of PRHFA at the time such obligation become due and payable. A deterioration of the Puerto Rico economy or fiscal health of the PRHFA could further impact the value of these securities, resulting in losses to the Corporation. The Corporation does not have the intent to sell these debt securities prior to recovery of the amortized cost basis.

In addition, during 2019 and 2018, the Corporation recorded credit-related impairment losses of $0.5 million and $50 thousand, respectively, associated with private label MBS, which are collateralized by fixed-rate mortgages on single-family residential properties in the United States. The interest rate on these private-label MBS is variable, tied to 3-month LIBOR and limited to the weighted-average coupon on the underlying collateral. The underlying mortgages are fixed-rate, single-family loans with original FICO scores (over 700) and moderate loan-to-value ratios (under 80%), as well as moderate delinquency levels.

Based on the expected cash flows, and since the Corporation does not have the intention to sell the securities and has sufficient capital and liquidity to hold these securities until a recovery of the fair value occurs, only the credit loss component, if any, has been reflected in earnings. Significant assumptions in the valuation of the private label MBS were as follows:

	As of			As of
	December 31, 2019			December 31, 2018
	Weighted	Range		Weighted	Range
	Average	Minimum	Maximum	Average	Minimum	Maximum

Discount rate	13.7%	13.7%	13.7%	14.5%	14.5%	14.5%
Prepayment rate	7.9%	6.8%	10.3%	11.4%	3.3%	20.9%
Projected Cumulative Loss Rate	2.8%	0.0%	7.4%	3.0%	0.0%	6.8%

Total proceeds from the sale of securities available for sale during 2018 and 2017 amounted to approximately $47.8 million and $23.4 million, respectively. There were no sales of securities available for sale during 2019. For the year ended December 31, 2018, the Corporation recorded a loss of approximately $59 thousand on the sale of U.S. agencies MBS and a gain of approximately $22 thousand on the sale of the U.S. agency callable debt securities. In 2017, the Corporation recorded a $0.4 million recovery from previous OTTI charges on the sale of Puerto Rico government debt securities with an amortized cost of $23.0 million.

The following table states the names of issuers, and the aggregate amortized cost and market value of the securities of such issuers, when the aggregate amortized cost of such securities exceeds 10% of the Corporation’s stockholders’ equity. This information excludes securities of the U.S. and Puerto Rico government. Investments in obligations issued by a state of the U.S. and its political subdivisions and agencies that are payable and secured by the same source of revenue or taxing authority, other than the U.S. government, are considered securities of a single issuer and include debt securities and MBS.

	As of		As of
	December 31, 2019		December 31, 2018
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
(In thousands)
FHLMC	$509,769	$513,249	$387,703	$379,653
GNMA	370,511	377,872	239,698	242,211
FNMA	915,704	924,663	791,200	775,673
FHLB	191,581	191,869	334,717	330,714

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Investments Held to Maturity

The amortized cost, gross unrecognized gains and losses, estimated fair value, weighted-average yield and contractual maturities of investment securities held to maturity as of December 31, 2019 and December 31, 2018 were as follows:

	December 31, 2019
	Amortized cost			Fair value
		Gross Unrecognized			Weighted-
(Dollars in thousands)		gains	losses		average yield%

Puerto Rico Municipal Bonds:
Due within one year	$321	$-	$6	$315	5.84
After 1 to 5 years	8,264	-	736	7,528	5.18
After 5 to 10 years	56,511	-	8,646	47,865	5.77
After 10 years	73,579	-	18,913	54,666	5.44
Total investment securities
held to maturity	$138,675	$-	$28,301	$110,374	5.56

	December 31, 2018
	Amortized cost			Fair value
		Gross Unrecognized			Weighted-
(Dollars in thousands)		gains	losses		average yield%

Puerto Rico Municipal Bonds:
After 1 to 5 years	$6,100	$-	$435	$5,665	4.79
After 5 to 10 years	53,016	-	5,360	47,656	6.00
After 10 years	85,699	-	13,362	72,337	5.86
Total investment securities
held to maturity	$144,815	$-	$19,157	$125,658	5.86

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following tables show the Corporation’s held-to-maturity investments’ fair value and gross unrecognized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrecognized loss position, as of December 31, 2019 and December 31, 2018:

As of December 31, 2019
	Less than 12 months		12 months or more		Total
		Unrecognized		Unrecognized		Unrecognized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
(In thousands)
Debt securities:
Puerto Rico Municipal Bonds	$-	$-	$110,374	$28,301	$110,374	$28,301

As of December 31, 2018
	Less than 12 months		12 months or more		Total
		Unrecognized		Unrecognized		Unrecognized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
(In thousands)
Debt securities:
Puerto Rico Municipal Bonds	$-	$-	$125,658	$19,157	$125,658	$19,157

The Corporation determines the fair market value of Puerto Rico Municipal Bonds based on a discounted cash flow analysis using risk-adjusted discount rates. A security with similar characteristics traded in the open market is used as a proxy for each municipal bond. Then, the cash flow is discounted at the average spread over the discount curve exhibited by the proxy security at the end of each quarter, plus any corresponding discount rate adjustments to reflect recent transactions or market yield expectations for these types of transactions.

All of the Puerto Rico Municipal Bonds were current as to scheduled contractual payments as of December 31, 2019. Approximately 70% of the held-to-maturity municipal bonds were issued by three of the largest municipalities in Puerto Rico. The vast majority of revenues of these three municipalities is independent of the Puerto Rico central government. These obligations typically are not issued in bearer form, nor are they registered with the SEC, and are not rated by external credit agencies. In most cases, these bonds have priority over the payment of operating costs and expenses of the municipality, which are required by law to levy special property taxes in such amounts as are required for the payment of all of their respective general obligation bonds and loans. The Corporation performs periodic credit quality reviews on these issuers. During 2019, the Corporation received scheduled principal payments amounting to approximately $6.0 million from these Puerto Rico Municipal Bonds. Based on the quarterly analysis performed, management concluded that no individual debt security held to maturity was other-than-temporarily impaired as of December 31, 2019.

During the second quarter of 2019, the oversight board established by the Puerto Rico Oversight, Management, and Economic Stability Act (“PROMESA”) announced the designation of the Puerto Rico’s 78 municipalities as covered instrumentalities under PROMESA. Meanwhile, the latest fiscal plan certified by the PROMESA oversight board did not contemplate a restructuring of the debt of Puerto Rico’s municipalities, but the plan did call for the gradual elimination of budgetary subsidies provided to municipalities by the central government. Furthermore, municipalities are also likely to be affected by the negative economic and other effects resulting from expense, revenue or cash management measures taken by the Puerto Rico government to address its fiscal and liquidity shortfalls, or measures included in fiscal plans of other government entities, such as the fiscal plans of the GDB and the Puerto Rico Electric Power Authority (“PREPA”). Given the uncertain effect that the negative fiscal situation of the Puerto Rico central government and the measures taken, or to be taken, by other government entities may have on municipalities, the Corporation cannot be certain whether impairment charges relating to these securities will be required in the future.

From time to time, the Corporation has securities held to maturity with an original maturity of three months or less that are considered cash and cash equivalents and are classified as money market investments in the consolidated statements of financial condition. As of December 31, 2019 and December 31, 2018, the Corporation had no outstanding securities held to maturity that were classified as cash and cash equivalents.

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

As of December 31, 2019 and 2018, the Corporation had investments in FHLB stock carried at a cost of $34.1 million and $41.9 million, respectively. Dividend income from FHLB stock for each of the years ended December 31, 2019 and 2018 amounted to $2.7 million, and for 2017 amounted to $2.1 million.

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

As of December 31, 2019 and 2018, the Corporation owned other equity securities with a readily determinable fair value of approximately $1.4 million and $0.4 million, respectively. During 2019, the Corporation recognized a marked-to-market gain of $0.4 thousand associated with these securities (marked-to-market losses of $9 thousand for 2018) recorded as part of other non-interest income in the consolidated statements of income. In addition, the Corporation had other equity securities that do not have a readily-determinable fair value. The carrying value of such securities as of December 31, 2019 and December 31, 2018 was $2.8 million and $2.2 million, respectively.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

NOTE 8 – INTEREST AND DIVIDEND INCOME ON INVESTMENT SECURITIES, MONEY MARKET INVESTMENTS AND INTEREST-BEARING CASH ACCOUNTS

The following provides information about interest on investments, interest-bearing cash accounts, and FHLB dividend income:

	Year Ended December 31,
	2019	2018	2017
(In thousands)

MBS:
Taxable	$7,812	$8,688	$9,656
Exempt (1)	29,232	27,741	24,575
	37,044	36,429	34,231
Puerto Rico government obligations, U.S. Treasury securities, and U.S.
government agencies:
Taxable	165	470	2,091
Exempt (1)	19,623	20,582	12,690
	19,788	21,052	14,781
Other investment securities (including FHLB dividends)
Taxable	2,714	2,743	2,113
Total interest income on investment securities	59,546	60,224	51,125

Interest on money market investments and interest-bearing cash accounts:
Taxable	13,205	10,863	4,609
Exempt	148	233	5
Total interest income on money market investments and interest-bearing cash accounts	13,353	11,096	4,614
Total interest and dividend income on investment securities, money market
investments, and interest-bearing cash accounts	$72,899	$71,320	$55,739

(1)Primarily MBS and government obligations held by International Banking Entities (as defined in the International Baking Entity Act of Puerto Rico), whose interest income and sales is exempt from Puerto Rico income taxation under that act.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following table summarizes the components of interest and dividend income on investments:

	Year Ended December 31,
	2019	2018	2017
(In thousands)
Interest income on investment securities, money
market investments, and interest-bearing cash accounts	$70,217	$68,592	$53,634
Dividends on FHLB stock	2,682	2,728	2,105

Total interest income and dividends on investments	$72,899	$71,320	$55,739

NOTE 9 – LOANS HELD FOR INVESTMENT

The following provides information about the loan portfolio held for investment:

	As of December 31,	As of December 31,
	2019	2018
(In thousands)
Residential mortgage loans, mainly secured by first mortgages	$2,933,773	$3,163,208
Commercial loans:
Construction loans	111,317	79,429
Commercial mortgage loans	1,444,586	1,522,662
Commercial and Industrial loans (1)	2,230,876	2,148,111
Total commercial loans	3,786,779	3,750,202
Finance leases	414,532	333,536
Consumer loans	1,867,121	1,611,177
Loans held for investment	9,002,205	8,858,123
Allowance for loan and lease losses	(155,139)	(196,362)
Loans held for investment, net	$8,847,066	$8,661,761

(1)As of December 31, 2019 and 2018, includes $719.0 million and $796.8 million, respectively, of commercial loans that were secured by real estate but are not dependent upon the real estate for repayment.

As of December 31, 2019, and 2018, the Corporation had net deferred origination costs on its loan portfolio amounting to $9.2 million and $5.6 million, respectively. The total loan portfolio is net of unearned income of $63.8 million and $51.3 million as of December 31, 2019 and 2018, respectively.

As of December 31, 2019, the Corporation was servicing residential mortgage loans owned by others aggregating $3.1 billion (2018 — $2.9 billion), and commercial loan participations owned by others amounting to $267.6 million as of December 31, 2019 (2018 — $273.4 million).

Various loans, mainly secured by first mortgages, were assigned as collateral for CDs, individual retirement accounts, and advances from the FHLB. Total loans pledged as collateral amounted to $1.8 billion and $1.9 billion as of December 31, 2019 and 2018, respectively.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Loans held for investment on which accrual of interest income had been discontinued were as follows:

	As of	As of
	December 31,	December 31,
	2019	2018
(In thousands)
Nonaccrual loans:
Residential mortgage	$121,408	$147,287
Commercial mortgage	40,076	109,536
Commercial and Industrial	18,773	30,382
Construction:
Land	2,743	6,260
Construction-commercial	6,035	-
Construction-residential	1,004	2,102
Consumer:
Auto loans	12,220	11,212
Finance leases	1,354	1,329
Other consumer loans	7,055	7,865
Total nonaccrual loans held for investment (1)(2)(3)	$210,668	$315,973

(1)Excludes $16.1 million of nonaccrual loans held for sale as of December 31, 2018.

(2)Amount excludes PCI loans with a carrying value of approximately $136.7 million and $146.6 million as of December 31, 2019 and 2018, respectively, primarily mortgage loans acquired from Doral Bank in the first quarter of 2015 and from Doral Financial in the second quarter of 2014, as further discussed below. These loans are not considered nonaccrual due to the application of the accretion method, under which these loans will accrete interest income over the remaining life of the loans using an estimated cash flow analysis.

(3)Nonaccrual loans exclude $398.3 million and $478.9 million of TDR loans that were in compliance with modified terms and in accrual status as of December 31, 2019 and 2018, respectively.

If these nonaccrual loans were accruing interest, the additional interest income realized in 2019 would have been $13.9 million (2018— $21.4 million; 2017 — $35.2 million).

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

As of December 31, 2019, the recorded investment of residential mortgage loans collateralized by residential real estate property that were in the process of foreclosure amounted to $159.6 million, including $39.4 million of loans insured by the FHA or guaranteed by the VA, and $18.7 million of PCI loans. The Corporation commences the foreclosure process on residential real estate loans when a borrower becomes 120 days delinquent in accordance with the requirements of the CFPB. Foreclosure procedures and timelines vary depending on whether the property is located in a judicial or non-judicial state. Judicial states (i.e., Puerto Rico, Florida and the USVI) require the foreclosure to be processed through the state’s court while foreclosure in non-judicial states (i.e., the BVI) is processed without court intervention. Foreclosure timelines vary according to local jurisdiction law and investor guidelines. Occasionally, foreclosures may be delayed due to, among other reasons, mandatory mediations, bankruptcy, court delays and title issues.

The Corporation’s aging of the loans held for investment portfolio is as follows:

As of December 31, 2019	30-59 Days Past Due	60-89 Days Past Due	90 days or more Past Due (1)	Total Past Due	Purchased Credit-Impaired Loans	Current	Total loans held for investment	90 days past due and still accruing

(In thousands)
Residential mortgage:
FHA/VA government-guaranteed loans (2) (3) (4)	$-	$2,068	$81,140	$83,208	$-	$40,701	$123,909	$81,140
Other residential mortgage loans (2) (4)	-	77,971	136,598	214,569	133,744	2,461,551	2,809,864	15,190
Commercial:
Commercial and Industrial loans	1,785	105	25,834	27,724	-	2,203,152	2,230,876	7,061
Commercial mortgage loans (4)	-	3,551	40,278	43,829	2,956	1,397,801	1,444,586	202
Construction:
Land (4)	-	105	2,743	2,848	-	13,645	16,493	-
Construction-commercial	-	-	6,035	6,035	-	79,488	85,523	-
Construction-residential	-	-	1,004	1,004	-	8,297	9,301	-
Consumer:
Auto loans	36,433	8,539	12,220	57,192	-	1,077,663	1,134,855	-
Finance leases	6,501	1,402	1,354	9,257	-	405,275	414,532	-
Other consumer loans	10,921	5,757	11,466	28,144	-	704,122	732,266	4,411
Total loans held for investment	$55,640	$99,498	$318,672	$473,810	$136,700	$8,391,695	$9,002,205	$108,004

(1)Includes nonaccrual loans and accruing loans that were contractually delinquent 90 days or more (i.e., FHA/VA guaranteed loans and credit cards). Credit card loans continue to accrue finance charges and fees until charged-off at 180 days.

(2)It is the Corporation's policy to report delinquent residential mortgage loans insured by the FHA, guaranteed by the VA, and other government-insured loans as past-due loans 90 days and still accruing as opposed to nonaccrual loans since the principal repayment is insured. The Corporation continues accruing interest on these loans until they have passed the 15 months delinquency mark, taking into consideration the FHA interest curtailment process. These balances include $37.9 million of residential mortgage loans insured by the FHA that were over 15 months delinquent.

(3)As of December 31, 2019, includes $35.6 million of defaulted loans collateralizing GNMA securities for which the Corporation has an unconditional option (but not an obligation) to repurchase the defaulted loans.

(4)According to the Corporation's delinquency policy and consistent with the instructions for the preparation of the Consolidated Financial Statements for Bank Holding Companies (FR Y-9C) required by the Federal Reserve Board, residential mortgage, commercial mortgage, and construction loans are considered past due when the borrower is in arrears on two or more monthly payments. FHA/VA government-guaranteed loans, other residential mortgage loans, commercial mortgage loans, and land loans past due 30-59 days as of December 31, 2019 amounted to $7.1 million, $105.1 million, $6.6 million, and $0.1 million respectively.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

(2)It is the Corporation's policy to report delinquent residential mortgage loans insured by the FHA, guaranteed by the VA, and other government-insured loans as past-due loans 90 days and still accruing as opposed to nonaccrual loans since the principal repayment is insured. The Corporation continues accruing interest on these loans until they have passed the 15 months delinquency mark, taking into consideration the FHA interest curtailment process. These balances include $51.4 million of residential mortgage loans insured by the FHA that were over 15 months delinquent.

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

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The Corporation’s commercial and construction loans by credit quality indicators as of December 31, 2019 and 2018 are set forth below:

	Commercial Credit Exposure-Credit Risk Profile Based on Creditworthiness Category:
	Special Mention	Substandard	Doubtful	Loss	Total Criticized Assets	Total Portfolio
December 31, 2019
(In thousands)
Commercial mortgage	$13,080	$175,838	$-	$-	$188,918	$1,444,586
Construction:
Land	-	5,527	-	-	5,527	16,493
Construction-commercial	-	6,035	-	-	6,035	85,523
Construction-residential	-	1,004	-	-	1,004	9,301
Commercial and Industrial	39,327	29,031	2,768	249	71,375	2,230,876
Total	$52,407	$217,435	$2,768	$249	$272,859	$3,786,779

	Commercial Credit Exposure-Credit Risk Profile Based on Creditworthiness Category:
	Special Mention	Substandard	Doubtful	Loss	Total Criticized Assets (1)	Total Portfolio
December 31, 2018
(In thousands)
Commercial mortgage	$172,260	$276,935	$1,701	$-	$450,896	$1,522,662
Construction:
Land	-	7,407	-	-	7,407	20,313
Construction-commercial	-	-	-	-	-	47,965
Construction-residential	-	2,102	-	-	2,102	11,151
Commercial and Industrial	85,557	45,274	6,114	396	137,341	2,148,111
Total	$257,817	$331,718	$7,815	$396	$597,746	$3,750,202

(1)Excludes $16.1 million of nonaccrual loans held for sale ($11.4 million commercial mortgage, $3.0 million construction-commercial, and $1.7 million commercial and industrial) as of December 31, 2018.

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

Loss – Assets classified as Loss are considered uncollectible and of such little value that their continuance as bankable assets is not warranted. This classification does not mean that the asset has absolutely no recovery or salvage value, but, rather, that it is not practical or desirable to defer writing off this asset even though partial recovery may occur in the future. There is little or no prospect for near term improvement and no realistic strengthening action of significance pending.

The Corporation periodically reviews its loan classifications to evaluate if loans are properly classified, and to determine impairment, if any. The frequency of these reviews depends on the amount of the aggregate outstanding debt, and the risk rating classification of the obligor. In addition, during the renewal and annual review process of applicable credit facilities, the Corporation evaluates the corresponding loan grades.

The Corporation has a Loan Review Group that reports directly to the Risk Management Committee of the Corporation’s Board of Directors and administratively to the Chief Risk Officer and performs annual comprehensive credit process reviews of the Bank’s commercial portfolios. This group evaluates the credit risk profile of portfolios, including the assessment of the risk rating representative of the current credit quality of the loans, and the evaluation of collateral documentation. The monitoring performed by this group contributes to the assessment of compliance with credit policies and underwriting standards, the determination of the current level of credit risk, the evaluation of the effectiveness of the credit management process and the identification of any deficiency that may arise in the credit-granting process. Based on its findings, the Loan Review Group recommends corrective actions, if necessary, that help maintain a sound credit process. The Loan Review Group reports the results of the credit process reviews to the Risk Management Committee.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The Corporation’s residential and consumer loans by credit quality indicators as of December 31, 2019 and 2018 are summarized below:

December 31, 2019	Residential and Consumer Credit Exposure-Credit Risk Profile Based on Payment Activity
	Residential Real-Estate		Consumer
	FHA/VA/ Guaranteed (1)	Other residential loans	Auto	Finance Leases	Other Consumer
(In thousands)
Performing	$123,909	$2,554,712	$1,122,635	$413,178	$725,211
Purchased Credit-Impaired (2)	-	133,744	-	-	-
Nonaccrual	-	121,408	12,220	1,354	7,055
Total	$123,909	$2,809,864	$1,134,855	$414,532	$732,266

December 31, 2018	Residential and Consumer Credit Exposure-Credit Risk Profile Based on Payment Activity
	Residential Real-Estate		Consumer
	FHA/VA/ Guaranteed (1)	Other residential loans	Auto	Finance Leases	Other Consumer
(In thousands)
Performing	$147,205	$2,725,540	$935,264	$332,207	$656,836
Purchased Credit-Impaired (2)	-	143,176	-	-	-
Nonaccrual	-	147,287	11,212	1,329	7,865
Total	$147,205	$3,016,003	$946,476	$333,536	$664,701

(1)It is the Corporation's policy to report delinquent residential mortgage loans insured by the FHA, guaranteed by the VA, and other government-insured loans as 90 days past-due loans and still accruing as opposed to nonaccrual loans since the principal repayment is insured. This balance includes $37.9 million and $51.4 million of residential mortgage loans insured by the FHA that were over 15 months delinquent, and were no longer accruing interest as of December 31, 2019 and 2018, respectively, taking into consideration the FHA interest curtailment process.

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

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following tables present, as of the indicated dates, information about impaired loans held for investment, excluding PCI loans, which are reported separately, as discussed below:

Impaired Loans

				Impaired Loans
	Impaired Loans - With a Related Specific Allowance			With No Related Specific Allowance		Impaired Loans Total

	Recorded Investment (1)	Unpaid Principal Balance	Related Specific Allowance	Recorded Investment (1)	Unpaid Principal Balance	Recorded Investment (1)	Unpaid Principal Balance	Related Specific Allowance
(In thousands)
As of December 31, 2019

FHA/VA-Guaranteed loans	$-	$-	$-	$-	$-	$-	$-	$-
Other residential mortgage loans	265,280	288,663	17,037	111,960	158,063	377,240	446,726	17,037
Commercial:
Commercial mortgage loans	34,437	43,936	6,788	44,120	48,195	78,557	92,131	6,788
Commercial and Industrial loans	49,324	86,762	7,123	27,209	31,360	76,533	118,122	7,123
Construction:
Land	2,034	2,404	528	1,883	2,530	3,917	4,934	528
Construction-commercial	6,035	6,035	279	-	-	6,035	6,035	279
Construction-residential	514	514	13	956	1,531	1,470	2,045	13
Consumer:
Auto loans	14,460	14,446	3,438	79	155	14,539	14,601	3,438
Finance leases	1,533	1,711	80	-	-	1,533	1,711	80
Other consumer loans	8,243	8,591	829	1,105	3,832	9,348	12,423	829
	$381,860	$453,062	$36,115	$187,312	$245,666	$569,172	$698,728	$36,115

(1) Excluding accrued interest receivable.

				Impaired Loans
	Impaired Loans - With a Related Specific Allowance			With No Related Specific Allowance		Impaired Loans Total

	Recorded Investment (1)	Unpaid Principal Balance	Related Specific Allowance	Recorded Investment (1)	Unpaid Principal Balance	Recorded Investment (1)	Unpaid Principal Balance	Related Specific Allowance
(In thousands)
As of December 31, 2018

FHA/VA-Guaranteed loans	$-	$-	$-	$-	$-	$-	$-	$-
Other residential mortgage loans	293,494	325,897	19,965	110,238	148,920	403,732	474,817	19,965
Commercial:
Commercial mortgage loans	184,068	201,116	17,684	43,358	49,253	227,426	250,369	17,684
Commercial and Industrial loans	61,162	76,027	9,693	30,030	48,085	91,192	124,112	9,693
Construction:
Land	2,444	2,923	552	2,431	2,927	4,875	5,850	552
Construction-commercial	-	-	-	-	-	-	-	-
Construction-residential	1,718	2,370	208	-	-	1,718	2,370	208
Consumer:
Auto loans	17,781	17,781	3,689	250	250	18,031	18,031	3,689
Finance leases	1,914	1,914	102	22	22	1,936	1,936	102
Other consumer loans	9,291	10,066	2,083	2,068	2,750	11,359	12,816	2,083
	$571,872	$638,094	$53,976	$188,397	$252,207	$760,269	$890,301	$53,976

(1) Excluding accrued interest receivable.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Impaired Loans

	Average Recorded Investment (1)	Interest Income on Accrual Basis	Interest Income on Cash Basis	Total Interest Income
(In thousands)
Year Ended December 31, 2019

FHA/VA-Guaranteed loans	$-	$-	$-	$-
Other residential mortgage loans	385,160	17,038	907	17,945
Commercial:
Commercial mortgage loans	80,846	1,916	156	2,072
Commercial and Industrial loans	82,526	3,673	113	3,786
Construction:
Land	4,258	85	28	113
Construction-commercial	6,036	-	-	-
Construction-residential	1,482	21	-	21
Consumer:
Auto loans	16,832	1,084	-	1,084
Finance leases	1,815	136	-	136
Other consumer loans	10,453	824	131	955
	$589,408	$24,777	$1,335	$26,112

(1) Excluding accrued interest receivable.

	Average Recorded Investment (1)	Interest Income on Accrual Basis	Interest Income on Cash Basis	Total Interest Income
(In thousands)
Year Ended December 31, 2018

FHA/VA-Guaranteed loans	$-	$-	$-	$-
Other residential mortgage loans	411,730	18,131	1,376	19,507
Commercial:
Commercial mortgage loans	233,372	4,434	2,135	6,569
Commercial and Industrial loans	99,050	2,530	9	2,539
Construction:
Land	5,025	93	26	119
Construction-commercial	-	-	-	-
Construction-residential	1,724	-	-	-
Consumer:
Auto loans	20,156	1,449	-	1,449
Finance leases	2,197	145	-	145
Other consumer loans	12,177	913	164	1,077
	$785,431	$27,695	$3,710	$31,405

(1) Excluding accrued interest receivable.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	Average Recorded Investment (1)	Interest Income on Accrual Basis	Interest Income on Cash Basis	Total Interest Income
(In thousands)
Year Ended December 31, 2017

FHA/VA-Guaranteed loans	$-	$-	$-	$-
Other residential mortgage loans	438,847	17,316	2,478	19,794
Commercial:
Commercial mortgage loans	180,283	1,983	390	2,373
Commercial and Industrial loans	121,233	1,447	403	1,850
Construction:
Land	14,174	372	38	410
Construction-commercial	35,996	-	-	-
Construction-residential	252	-	-	-
Consumer:
Auto loans	24,618	1,781	-	1,781
Finance leases	2,428	168	-	168
Other consumer loans	14,324	1,176	144	1,320
	$832,155	$24,243	$3,453	$27,696

(1) Excluding accrued interest receivable.

The following table shows the activity for impaired loans for 2019, 2018 and 2017:

	2019	2018	2017
(In thousands)
Impaired Loans:
Balance at beginning of year	$760,269	$790,308	$887,905
Loans determined impaired during the year	52,639	250,524	140,977
Charge-offs (1)	(37,806)	(57,152)	(82,113)
Loans sold, net of charge-offs	-	(4,121)	(53,245)
Increases to existing impaired loans	1,928	7,335	8,292
Foreclosures	(25,310)	(36,453)	(37,513)
Loans no longer considered impaired	(3,355)	(5,417)	(3,526)
Loans transferred to held for sale	-	(74,052)	-
Paid in full, partial payments and other	(179,193)	(110,703)	(70,469)
Balance at end of year	$569,172	$760,269	$790,308

(1)For the year ended December 31, 2018, includes charge-offs totaling $22.2 million associated with the $74.4 million in nonaccrual loans transferred to held for sale. For the year ended December 31, 2017, includes a charge-off of $10.7 million related to the sale of a $64 million loan extended to PREPA.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

Under ASC Topic 310-30, the acquired PCI loans were aggregated into pools based on similar characteristics (e.g., delinquency status and loan terms). Each loan pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. Since the loans are accounted for under ASC Topic 310-30, they are not considered nonaccrual and will continue to have an accretable yield as long as there is a reasonable expectation about the timing and amount of cash flows expected to be collected. The Corporation recognizes additional losses on this portfolio when it is probable that the Corporation will be unable to collect all cash flows expected as of the acquisition date.

The carrying amounts of PCI loans were as follows as of December 31, 2019 and 2018:

	As of	As of
	December 31,	December 31,
	2019	2018
(In thousands)
Residential mortgage loans	$133,744	$143,176
Commercial mortgage loans	2,956	3,464
Total PCI loans	$136,700	$146,640
Allowance for loan losses	(11,434)	(11,354)
Total PCI loans, net of allowance for loan losses	$125,266	$135,286

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following tables present PCI loans by past due status as of December 31, 2019 and 2018:

As of December 31, 2019	30-59 Days	60-89 Days	90 days or more	Total Past Due		Total PCI loans
					Current
(In thousands)
Residential mortgage loans	$-	$7,530	$25,018	$32,548	$101,196	$133,744
Commercial mortgage loans	-	-	2,020	2,020	936	2,956
Total (1)	$-	$7,530	$27,038	$34,568	$102,132	$136,700

As of December 31, 2018	30-59 Days	60-89 Days	90 days or more	Total Past Due		Total PCI loans
					Current
(In thousands)
Residential mortgage loans	$-	$6,979	$26,932	$33,911	$109,265	$143,176
Commercial mortgage loans	-	-	2,512	2,512	952	3,464
Total (1)	$-	$6,979	$29,444	$36,423	$110,217	$146,640

(1)According to the Corporation's delinquency policy and consistent with the instructions for the preparation of the Consolidated Financial Statements for Bank Holding Companies (FR Y-9C) required by the Federal Reserve Board, residential mortgage and commercial mortgage loans are considered past due when the borrower is in arrears two or more monthly payments. PCI residential mortgage loans past due 30-59 days as of December 31, 2019 and 2018 amounted to $11.2 million and $11.6 million, respectively. No PCI commercial mortgage loans were 30-59 days past due as of December 31, 2019 and 2018.

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

Changes in Accretable Yield of Acquired PCI Loans

Subsequent to the acquisition of PCI loans, the Corporation is required to periodically evaluate its estimate of cash flows expected to be collected. These evaluations, performed quarterly, require the continued use of key assumptions and estimates, similar to the initial estimate of fair value. Subsequent changes in the estimated cash flows expected to be collected may result in changes in the accretable yield and non-accretable difference or reclassifications from non-accretable yield to accretable yield. Increases in the cash flows expected to be collected will generally result in an increase in interest income over the remaining life of the loan or pool of loans. Decreases in expected cash flows due to further credit deterioration will generally result in an impairment charge recognized in the Corporation’s provision for loan and lease losses, resulting in an increase to the allowance for loan and lease losses. As of each December 31, 2019 and 2018, the reserve related to PCI loans amounted to $11.4 million.

Changes in the accretable yield of PCI loans for the years ended December 31, 2019, 2018 and 2017 were as follows:

	December 31, 2019	December 31, 2018	December 31, 2017
(In thousands)
Balance at beginning of year	$93,493	$103,682	$116,462
Accretion recognized in earnings	(9,370)	(10,189)	(10,810)
Reclassification (to) from non-accretable	-	-	(1,970)
Balance at end of year	$84,123	$93,493	$103,682

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Changes in the carrying amount of PCI loans accounted for pursuant to ASC Topic 310-30 were as follows:

	Year ended	Year ended
	December 31, 2019	December 31, 2018
(In thousands)
Balance at beginning of year	$146,640	$158,174
Accretion	9,370	10,189
Collections	(15,645)	(16,749)
Foreclosures	(3,665)	(4,974)
Ending balance	$136,700	$146,640
Allowance for loan losses	(11,434)	(11,354)
Ending balance, net of allowance for loan losses	$125,266	$135,286

Changes in the allowance for loan losses related to PCI loans were as follows:

	Year ended
	December 31, 2019	December 31, 2018

Balance at beginning of year	$11,354	$11,251
Provision for loan losses	80	103
Balance at end of period	$11,434	$11,354

The outstanding principal balance of PCI loans, including amounts charged off by the Corporation, amounted to $167.9 million as of December 31, 2019 (2018 - $181.1 million).

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Purchases and Sales of Loans

During 2019, the Corporation purchased $18.8 million of residential mortgage loans as part of a strategic program to purchase ongoing residential mortgage loan production from mortgage bankers in Puerto Rico, compared to purchases of $46.1 million in 2018 and $58.9 million in 2017. In general, the loans purchased from mortgage bankers were conforming residential mortgage loans. Purchases of conforming residential mortgage loans provide the Corporation the flexibility to retain or sell the loans, including through securitization transactions, depending upon the Corporation’s interest rate risk management strategies. When the Corporation sells such loans, it generally keeps the servicing of the loans. In addition, during 2019, 2018, and 2017, the Corporation purchased commercial and industrial loan participations of $20.0 million, $21.4 million, and $52.6 million, respectively.

In the ordinary course of business, the Corporation sells residential mortgage loans (originated or purchased) to GNMA and GSEs, such as FNMA and FHLMC, which generally securitize the transferred loans into MBS for sale into the secondary market. During 2019, the Corporation sold $235.3 million of FHA/VA mortgage loans to GNMA, which packaged them into MBS, compared to sales of $233.2 million in 2018 and $235.1 million in 2017. Also, during 2019, the Corporation sold approximately $138.7 million of performing residential mortgage loans to FNMA and FHLMC, compared to sales of $104.9 million in 2018 and $87.5 million in 2017. The Corporation’s continuing involvement in these sold loans consists primarily of servicing the loans. In addition, the Corporation agreed to repurchase loans if it breaches any of the representations and warranties included in the sale agreement. These representations and warranties are consistent with the GSEs’ selling and servicing guidelines (i.e., ensuring that the mortgage was properly underwritten according to established guidelines).

For loans sold to GNMA, the Corporation holds an option to repurchase individual delinquent loans issued on or after January 1, 2003 when the borrower fails to make any payment for three consecutive months. This option gives the Corporation the ability, but not the obligation, to repurchase the delinquent loans at par without prior authorization from GNMA.

Under ASC Topic 860, “Transfer and Servicing”, once the Corporation has the unilateral ability to repurchase the delinquent loan, it is considered to have regained effective control over the loan and is required to recognize the loan and a corresponding repurchase liability on the balance sheet regardless of the Corporation’s intent to repurchase the loan. As of December 31, 2019 and 2018, rebooked GNMA delinquent loans included in the residential mortgage loan portfolio amounted to $35.6 million and $43.6 million, respectively.

During 2019, 2018, and 2017, the Corporation repurchased, pursuant to its repurchase option with GNMA, $33.5 million, $49.1 million, and $25.1 million, respectively, of loans previously sold to GNMA. The principal balance of these loans is fully guaranteed and the risk of loss related to the repurchased loans is generally limited to the difference between the delinquent interest payment advanced to GNMA, which is computed at the loan’s interest rate, and the interest payments reimbursed by FHA, which are computed at a pre-determined debenture rate. Repurchases of GNMA loans allow the Corporation, among other things, to maintain acceptable delinquency rates on outstanding GNMA pools and remain as a seller and servicer in good standing with GNMA. Historically, losses for violations of representations and warranties, and on optional repurchases of GNMA delinquent loans, have been immaterial and no provision has been made at the time of sale.

Loan sales to FNMA and FHLMC are without recourse in relation to the future performance of the loans. The Corporation repurchased at par loans previously sold to FNMA and FHLMC in the amount of $0.3 million, $0.1 million, and $36 thousand during 2019, 2018, and 2017, respectively. The Corporation’s risk of loss with respect to these loans is also minimal as these repurchased loans are generally performing loans with documentation deficiencies.

In addition, during 2019, the Corporation sold $11.4 million in nonaccrual commercial loans held for sale. Also, during 2019, the Corporation sold three commercial and industrial loan participations in Puerto Rico totaling $48.2 million.

Other loan sales include: (i) the sale in 2018 of a $5.6 million commercial and industrial adversely-classified loan in Puerto Rico; (ii) the sale in 2018 of a $9.2 million commercial and industrial loan participation in the Florida region; and (iii) the sale in 2018 of $34.9 million in nonaccrual commercial and construction loans in Puerto Rico and a $27.0 million nonaccrual construction loan in the Virgin Islands.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Sale of the Puerto Rico Electric Power Authority (“PREPA”) Loan

During the first quarter of 2017, the Corporation sold its outstanding participation in the PREPA line of credit with a book value of $64 million at the time of sale (principal balance of $75 million) after receiving an unsolicited offer for such participation, thereby reducing its direct exposure to the Puerto Rico government.

Loan Portfolio Concentration

The Corporation’s primary lending area is Puerto Rico. The Corporation’s banking subsidiary, FirstBank, also lends in the USVI and BVI markets and in the United States (principally in the state of Florida). Of the total gross loans held for investment of $9.0 billion as of December 31, 2019, credit risk concentration was approximately 74% in Puerto Rico, 21% in the United States, and 5% in the USVI and BVI.

As of December 31, 2019, the Corporation had $57.7 million outstanding in loans extended to the Puerto Rico government, its municipalities and public corporations, compared to $61.6 million as of December 31, 2018. Approximately $43.8 million of the outstanding loans as of December 31, 2019 consisted of loans extended to municipalities in Puerto Rico, which in most cases are supported by assigned property tax revenues. The vast majority of revenues of the municipalities included in the Corporation’s loan portfolio are independent of the Puerto Rico central government. These municipalities are required by law to levy special property taxes in such amounts as are required for the payment of all of their respective general obligation bonds and notes. Late in 2015, the GDB and the Municipal Revenue Collection Center (“CRIM”) signed and perfected a deed of trust. Through this deed, the Puerto Rico Fiscal Agency and Financial Advisory Authority, as fiduciary, is bound to keep the CRIM funds separate from any other deposits and must distribute the funds pursuant to applicable law. The CRIM funds are deposited at another commercial depository financial institution in Puerto Rico. In addition to loans extended to municipalities, the Corporation’s loan exposure to the Puerto Rico government as of December 31, 2019 included a $13.8 million loan granted to an affiliate of PREPA.

In addition, as of December 31, 2019, the Corporation had $106.9 million in exposure to residential mortgage loans that are guaranteed by the PRHFA, compared to $112.1 million as of December 31, 2018. Residential mortgage loans guaranteed by the PRHFA are secured by the underlying properties and the guarantees serve to cover shortfalls in collateral in the event of a borrower default. The Puerto Rico government guarantees up to $75 million of the principal for all loans under the mortgage loan insurance program. According to the most recently-released audited financial statements of the PRHFA, as of June 30, 2016, the PRHFA’s mortgage loans insurance program covered loans in an aggregate of approximately $576 million. The regulations adopted by the PRHFA require the establishment of adequate reserves to guarantee the solvency of the mortgage loan insurance fund. As of June 30, 2016, the most recent date as to which information is available, the PRHFA had a restricted net position for such purposes of approximately $77.4 million.

The Corporation also has credit exposure to USVI government entities. As of December 31, 2019, the Corporation had $64.1 million in loans to USVI government instrumentalities and public corporations, compared to $55.8 million as of December 31, 2018. Of the amount outstanding as of December 31, 2019, public corporations of the USVI owed approximately $40.8 million and an independent instrumentality of the USVI government owed approximately $23.2 million. As of December 31, 2019, all loans were currently performing and up to date on principal and interest payments.

The Corporation cannot predict at this time the ultimate effect on the Puerto Rico economy, the Corporation’s clients, and the Corporation’s financial condition and results of operations of the current fiscal situation and political environment of the Commonwealth of Puerto Rico, the uncertainty about the ultimate outcomes of the debt restructuring process, the various legislative and other measures adopted and to be adopted by the Puerto Rico government and the PROMESA oversight board in response to such fiscal situation, and the uncertainty about the timing of the receipt of disaster relief funds.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Troubled Debt Restructurings

The Corporation provides homeownership preservation assistance to its customers through a loss mitigation program in Puerto Rico that is similar to the U.S. government’s Home Affordable Modification Program guidelines. Depending upon the nature of borrowers’ financial condition, restructurings or loan modifications through this program, as well as other restructurings of individual commercial, commercial mortgage, construction, and residential mortgage loans, fit the definition of a TDR. A restructuring of a debt constitutes a TDR if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. Modifications involve changes in one or more of the loan terms that bring a defaulted loan current and provide sustainable affordability. Changes may include, among others, the extension of the maturity of the loan and modifications of the loan rate. As of December 31, 2019, the Corporation’s total TDR loans held for investment of $488.0 million consisted of $316.6 million of residential mortgage loans, $66.8 million of commercial and industrial loans, $75.0 million of commercial mortgage loans, $4.3 million of construction loans, and $25.2 million of consumer loans. Outstanding unfunded commitments on TDR loans amounted to $3.7 million as of December 31, 2019.

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

Prior to permanently modifying a loan, the Corporation may enter into trial modifications with certain borrowers. Trial modifications generally represent a six month period during which the borrower makes monthly payments under the anticipated modified payment terms prior to a formal modification. Upon successful completion of a trial modification, the Corporation and the borrower enter into a permanent modification. TDR loans that are participating in or that have been offered a binding trial modification are classified as TDRs when the trial offer is made and continue to be classified as TDRs regardless of whether the borrower enters into a permanent modification. As of December 31, 2019, the Corporation included as TDRs $1.4 million of residential mortgage loans that were participating in or had been offered a trial modification.

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

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Selected information on all of the Corporation's TDR loans held for investment based on the recorded investment by loan class and modification type is summarized in the following tables as of the indicated dates:

	As of December 31, 2019
	Interest rate below market	Maturity or term extension	Combination of reduction in interest rate and extension of maturity	Forgiveness of principal and/or interest	Forbearance Agreement	Other (1)	Total
(In thousands)
TDRs:
Non-FHA/VA residential mortgage loans	$19,570	$11,600	$221,667	$-	$142	$63,670	$316,649
Commercial mortgage loans	3,810	2,276	40,896	-	19,848	8,149	74,979
Commercial and Industrial loans	579	16,160	12,077	142	692	37,199	66,849
Construction loans:
Land	24	1,955	1,639	-	-	189	3,807
Construction-commercial	-	-	-	-	-	-	-
Construction-residential	-	514	-	-	-	-	514
Consumer loans - Auto	-	898	7,393	-	-	6,249	14,540
Finance leases	-	40	1,066	-	-	426	1,532
Consumer loans - Other	2,085	1,239	4,565	204	-	1,034	9,127
Total TDRs	$26,068	$34,682	$289,303	$346	$20,682	$116,916	$487,997

(1)Other concessions granted by the Corporation include deferral of principal and/or interest payments for a period longer than what would be considered insignificant, payment plans under judicial stipulation, or a combination of the concessions listed in the table.

	As of December 31, 2018
	Interest rate below market	Maturity or term extension	Combination of reduction in interest rate and extension of maturity	Forgiveness of principal and/or interest	Forbearance Agreement	Other (1)	Total
(In thousands)
TDRs:
Non-FHA/VA residential mortgage loans	$22,729	$11,586	$239,348	$-	$145	$60,094	$333,902
Commercial mortgage loans (2)	3,966	2,005	122,709	-	-	9,269	137,949
Commercial and Industrial loans (3)	664	19,769	13,323	-	2,673	38,492	74,921
Construction loans:
Land	16	2,524	1,933	-	-	292	4,765
Construction-commercial	-	-	-	-	-	-	-
Construction-residential	-	545	-	-	-	217	762
Consumer loans - Auto	-	1,517	10,085	-	-	6,429	18,031
Finance leases	-	101	1,186	-	-	648	1,935
Consumer loans - Other	1,396	1,236	5,651	275	-	1,824	10,382
Total TDRs	$28,771	$39,283	$394,235	$275	$2,818	$117,265	$582,647

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

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following table presents the Corporation's TDR loans held for investment activity:

	Year Ended	Year Ended	Year Ended
	December 31, 2019	December 31, 2018	December 31, 2017
(In thousands)
Beginning balance of TDRs	$582,647	$587,219	$647,048
New TDRs	63,433	171,857	93,837
Increases to existing TDRs	1,840	7,027	6,575
Charge-offs post-modification(1)(2)	(10,342)	(27,951)	(32,963)
Sales, net of charge-offs	-	-	(53,245)
Foreclosures	(12,872)	(21,591)	(25,059)
TDRs transferred to held for sale, net of charge-offs	-	(34,541)	-
Paid-off, partial payments and other (3)	(136,709)	(99,373)	(48,974)
Ending balance of TDRs	$487,997	$582,647	$587,219

(1)For the year ended December 31, 2018, includes charge-offs of $8.5 million associated with $34.5 million of commercial and construction loans transferred to held for sale.

(2)For the year ended December 31, 2017, includes a $10.7 million charge-off related to the sale of the PREPA credit line.

(3)For the year ended December 31, 2019, includes the payoff of a $92.4 million commercial mortgage loan.

TDR loans are classified as either accrual or nonaccrual loans. Loans in accrual status may remain in accrual status when their contractual terms have been modified in a TDR if the loans had demonstrated performance prior to the restructuring and payment in full under the restructured terms is expected. Otherwise, loans on nonaccrual status and restructured as a TDR will remain on nonaccrual status until the borrower has proven the ability to perform under the modified structure, generally for a minimum of six months, and there is evidence that such payments can, and are likely to, continue as agreed. Performance prior to the restructuring, or significant events that coincide with the restructuring, are included in assessing whether the borrower can meet the new terms and may result in the loan being returned to accrual status at the time of the restructuring or after a shorter performance period. If the borrower’s ability to meet the revised payment schedule is uncertain, the loan remains classified as a nonaccrual loan. Loan modifications increase the Corporation’s interest income by returning a nonaccrual loan to performing status, if applicable, increase cash flows by providing for payments to be made by the borrower, and limit increases in foreclosure and OREO costs. A TDR loan that specifies an interest rate that at the time of the restructuring is greater than or equal to the rate the Corporation is willing to accept for a new loan with comparable risk may not be reported as a TDR or an impaired loan in the calendar years subsequent to the restructuring, if it is in compliance with its modified terms. The Corporation did not remove any loans from the TDR classification during 2019, 2018 and 2017 other than a $9.9 million loan refinanced at market terms as the borrower was no longer experiencing financial difficulties and the refinancing did not contain any concession to the borrowers. This refinancing was included as part of “Paid-off, partial payments and other” in the above table for the year ended December 31, 2018.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following table provides a breakdown of the TDR loans held for investment by those in accrual and nonaccrual status as of the indicated dates:

	As of December 31, 2019

	Accrual	Nonaccrual (1)	Total TDRs
(In thousands)
Non-FHA/VA residential mortgage loans	$265,746	$50,903	$316,649
Commercial mortgage loans	51,062	23,917	74,979
Commercial and Industrial loans	59,689	7,160	66,849
Construction loans:
Land	2,724	1,083	3,807
Construction-commercial	-	-	-
Construction-residential	514	-	514
Consumer loans - Auto	8,556	5,984	14,540
Finance leases	1,502	30	1,532
Consumer loans - Other	8,464	663	9,127
Total TDRs	$398,257	$89,740	$487,997

(1)Included in nonaccrual loans are $14.8 million in loans that are performing under the terms of the restructuring agreement but are reported in nonaccrual status until the restructured loans meet the criteria of sustained payment performance under the revised terms for reinstatement to accrual status and are deemed fully collectible.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	As of December 31, 2018

	Accrual	Nonaccrual (1)	Total TDRs
(In thousands)
Non-FHA/VA residential mortgage loans	$271,766	$62,136	$333,902
Commercial mortgage loans (2)	116,830	21,119	137,949
Commercial and Industrial loans (3)	66,603	8,318	74,921
Construction loans:
Land	1,071	3,694	4,765
Construction-commercial	-	-	-
Construction-residential	-	762	762
Consumer loans - Auto	11,842	6,189	18,031
Finance leases	1,791	144	1,935
Consumer loans - Other	9,025	1,357	10,382
Total TDRs	$478,928	$103,719	$582,647

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

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

TDR loans exclude restructured residential mortgage loans that are government-guaranteed (e.g., FHA/VA loans) totaling $60.1 million as of December 31, 2019 (compared with $60.5 million as of December 31, 2018). The Corporation excludes FHA/VA guaranteed loans from TDR loan statistics given that, in the event that the borrower defaults on the loan, the principal and interest (at the specified debenture rate) are guaranteed by the U.S. government; therefore, the risk of loss on these types of loans is very low. The Corporation does not consider loans with U.S. federal government guarantees to be impaired loans for the purpose of calculating the allowance for loan and lease losses.

Loan modifications that are considered TDR loans completed during 2019, 2018 and 2017 were as follows:

	Year Ended December 31, 2019
	Number of Contracts	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
(In thousands)
TDRs:
Non-FHA/VA residential mortgage loans	118	$14,606	$14,084
Commercial mortgage loans	13	40,988	38,750
Commercial and Industrial loans	14	1,754	1,750
Construction loans:
Land	4	118	117
Construction-residential	-	-	-
Consumer loans - Auto	256	4,201	4,154
Finance leases	42	804	801
Consumer loans - Other	862	3,713	3,777
Total TDRs	1,309	$66,184	$63,433

	Year Ended December 31, 2018
	Number of Contracts	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
(In thousands)
TDRs:
Non-FHA/VA residential mortgage loans	104	$14,827	$14,159
Commercial mortgage loans	11	138,994	138,785
Commercial and Industrial loans	10	9,141	8,786
Construction loans:
Land	1	97	97
Construction-residential	1	587	558
Consumer loans - Auto	285	4,500	4,489
Finance leases	48	1,001	987
Consumer loans - Other	768	3,935	3,996
Total TDRs	1,228	$173,082	$171,857

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	Year Ended December 31, 2017
	Number of Contracts	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
(In thousands)
TDRs:
Non-FHA/VA residential mortgage loans	132	$19,484	$19,263
Commercial mortgage loans	13	25,722	25,018
Commercial and Industrial loans	21	39,428	39,338
Construction loans:
Land	4	122	125
Construction-Residential	-	-	-
Consumer loans - Auto	426	6,451	6,451
Finance leases	22	548	548
Consumer loans - Other	657	3,041	3,094
Total TDRs	1,275	$94,796	$93,837

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

Loan modifications considered TDR loans that defaulted during the years ended December 31, 2019, 2018, and 2017, and had become TDR loans during the 12-months preceding the default date, were as follows:

	Year Ended December 31,
	2019		2018		2017
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
(In thousands)
Non-FHA/VA residential mortgage loans	11	$2,019	15	$1,994	46	$5,355
Commercial mortgage loans	-	-	-	-	1	57
Consumer loans - Auto	130	2,221	62	1,003	14	207
Finance leases	1	14	1	22	1	39
Consumer loans - Other	78	247	56	206	99	387
Total	220	$4,501	134	$3,225	161	$6,045

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

For certain TDR loans, the Corporation splits the loans into two new notes, A and B Notes. The A Note is restructured to comply with the Corporation’s lending standards at current market rates, and is tailored to suit the customer’s ability to make timely interest and principal payments. The B Note includes the granting of the concession to the borrower and varies by situation. The B Note is fully charged off but the borrower’s obligation is not forgiven, and payments that are collected are accounted for as recoveries of previously charged-off amounts. A partial charge-off may be recorded if the B Note is collateral dependent and the source of repayment is independent of the A Note. At the time of the restructuring, the A Note is identified and classified as a TDR loan. If the loan performs for at least six months according to the modified terms, the A Note may be returned to accrual status. The borrower’s payment performance prior to the restructuring is included in assessing whether the borrower can meet the new terms and may result in the loan being returned to accrual status at the time of the restructuring. In the periods following the calendar year in which a loan is restructured, the A Note may no longer be reported as a TDR loan if it is in accrual status, is in compliance with its modified terms, and yields a market rate (as determined and documented at the time of the restructuring).

The following table provides additional information about the volume of this type of loan restructuring as of December 31, 2019, 2018, and 2017, and its effect on the allowance for loan and lease losses in 2019, 2018 and 2017:

(In thousands)	December 31, 2019	December 31, 2018	December 31, 2017

Beginning balance	$33,840	$35,577	$36,971
New TDR loan splits	20,059	32,104	-
Paid-off and partial payments	(2,671)	(33,841)	(1,394)
Ending balance	$51,228	$33,840	$35,577

(In thousands)	December 31, 2019	December 31, 2018	December 31, 2017
Allowance for loan losses at the beginning of the year	$473	$3,846	$5,141
Charges (release) to the provision for loan losses	3,057	(10,789)	(1,295)
Net loan loss recoveries	-	7,416	-
Allowance for loan losses at the end of the year	$3,530	$473	$3,846

Approximately $41.6 million of the loans restructured using the A/B Note restructure workout strategy were in accrual status as of December 31, 2019. These loans continue to be individually evaluated for impairment purposes.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

NOTE 10 – ALLOWANCE FOR LOAN AND LEASE LOSSES

The changes in the allowance for loan and lease losses were as follows for the indicated periods:

	Residential	Commercial	Commercial and	Construction	Consumer
Year Ended December 31, 2019	Mortgage Loans	Mortgage Loans	Industrial Loans	Loans	Loans	Total
(In thousands)
Allowance for loan and lease losses:
Beginning balance	$50,794	$55,581	$32,546	$3,592	$53,849	$196,362
Charge-offs	(22,742)	(15,088)	(7,206)	(391)	(52,160)	(97,587)
Recoveries	2,663	398	3,554	665	8,859	16,139
Provision (release)	14,091	(1,697)	(13,696)	(1,496)	43,023	40,225
Ending balance	$44,806	$39,194	$15,198	$2,370	$53,571	$155,139
Ending balance: specific reserve for impaired loans	$17,037	$6,788	$7,123	$820	$4,347	$36,115
Ending balance: PCI loans (1)	$11,063	$371	$-	$-	$-	$11,434
Ending balance: general allowance	$16,706	$32,035	$8,075	$1,550	$49,224	$107,590
Loans held for investment:
Ending balance	$2,933,773	$1,444,586	$2,230,876	$111,317	$2,281,653	$9,002,205
Ending balance: impaired loans	$377,240	$78,557	$76,533	$11,422	$25,420	$569,172
Ending balance: PCI loans	$133,744	$2,956	$-	$-	$-	$136,700
Ending balance: loans with general allowance	$2,422,789	$1,363,073	$2,154,343	$99,895	$2,256,233	$8,296,333

	Residential	Commercial	Commercial and	Construction	Consumer
Year Ended December 31, 2018	Mortgage Loans	Mortgage Loans	Industrial Loans	Loans	Loans	Total
(In thousands)
Allowance for loan and lease losses:
Beginning balance	$58,975	$48,493	$48,871	$4,522	$70,982	$231,843
Charge-offs (2)	(24,775)	(23,911)	(9,704)	(8,296)	(50,106)	(116,792)
Recoveries	3,392	7,925	1,819	334	8,588	22,058
Provision (release) (2)	13,202	23,074	(8,440)	7,032	24,385	59,253
Ending balance	$50,794	$55,581	$32,546	$3,592	$53,849	$196,362
Ending balance: specific reserve for impaired loans	$19,965	$17,684	$9,693	$760	$5,874	$53,976
Ending balance: PCI loans (1)	$10,954	$400	$-	$-	$-	$11,354
Ending balance: general allowance	$19,875	$37,497	$22,853	$2,832	$47,975	$131,032
Loans held for investment:
Ending balance	$3,163,208	$1,522,662	$2,148,111	$79,429	$1,944,713	$8,858,123
Ending balance: impaired loans	$403,732	$227,426	$91,192	$6,593	$31,326	$760,269
Ending balance: PCI loans	$143,176	$3,464	$-	$-	$-	$146,640
Ending balance: loans with general allowance	$2,616,300	$1,291,772	$2,056,919	$72,836	$1,913,387	$7,951,214

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	Residential	Commercial	Commercial and	Construction	Consumer
Year Ended December 31, 2017	Mortgage Loans	Mortgage Loans	Industrial Loans	Loans	Loans	Total
(In thousands)
Allowance for loan and lease losses:
Beginning balance	$33,980	$57,261	$61,953	$2,562	$49,847	$205,603
Charge-offs	(28,186)	(39,092)	(19,855)	(3,607)	(44,030)	(134,770)
Recoveries	2,437	270	5,755	732	7,562	16,756
Provision	50,744	30,054	1,018	4,835	57,603	144,254
Ending balance	$58,975	$48,493	$48,871	$4,522	$70,982	$231,843
Ending balance: specific reserve for impaired loans	$22,086	$9,783	$12,359	$2,017	$5,165	$51,410
Ending balance: PCI loans (1)	$10,873	$378	$-	$-	$-	$11,251
Ending balance: general allowance	$26,016	$38,332	$36,512	$2,505	$65,817	$169,182
Loans held for investment:
Ending balance	$3,290,957	$1,614,972	$2,083,253	$111,397	$1,749,897	$8,850,476
Ending balance: impaired loans	$433,434	$152,914	$118,300	$47,266	$38,394	$790,308
Ending balance: PCI loans
loans	$153,991	$4,183	$-	$-	$-	$158,174
Ending balance: loans with general
allowance	$2,703,532	$1,457,875	$1,964,953	$64,131	$1,711,503	$7,901,994

(1)Refer to Note 9 - Loans Held for Investment - PCI Loans, to the consolidated financial statements, for additional information about changes in the allowance for loan losses related to PCI loans.

(2) During 2018, the Corporation transferred to held for sale $74.4 million (net of fair value write downs of $22.2 million) in nonaccrual loans. Approximately $6.5 million of the $22.2 million in charge-offs recorded on the transfer was taken against previously established reserves for loan losses, resulting in a charge to the provision of $15.7 million for the year ended December 31, 2018. Loans transferred to held for sale in 2018 consisted of $33.0 million in nonaccrual construction loans (net of fair value write downs of $6.7 million), $39.6 million in nonaccrual commercial mortgage loans (net of fair value write downs of $13.8 million), and $1.8 million in nonaccrual commercial and industrial loans (net of fair value write-downs of $1.7 million).

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The tables below present the allowance for loan and lease losses and the carrying value of loans by portfolio segment as of December 31, 2019 and 2018:

As of December 31, 2019	Residential Mortgage Loans	Commercial Mortgage Loans	Commercial and Industrial Loans		Consumer Loans
				Construction Loans
(Dollars in thousands)						Total
Impaired loans without specific reserves:
Principal balance of loans, net of charge-offs	$111,960	$44,120	$27,209	$2,839	$1,184	$187,312
Impaired loans with specific reserves:
Principal balance of loans, net of charge-offs	$265,280	$34,437	$49,324	$8,583	$24,236	$381,860
Allowance for loan and lease losses	17,037	6,788	7,123	820	4,347	36,115
Allowance for loan and lease losses to
principal balance	6.42%	19.71%	14.44%	9.55%	17.94%	9.46%
PCI loans:
Carrying value of PCI loans	$133,744	$2,956	-	-	-	$136,700
Allowance for PCI loans	11,063	371	-	-	-	11,434
Allowance for PCI loans to carrying value	8.27%	12.55%	-	-	-	8.36%

Loans with general allowance:
Principal balance of loans	$2,422,789	$1,363,073	$2,154,343	$99,895	$2,256,233	$8,296,333
Allowance for loan and lease losses	16,706	32,035	8,075	1,550	49,224	107,590
Allowance for loan and lease losses to
principal balance	0.69%	2.35%	0.37%	1.55%	2.18%	1.30%

Total loans held for investment:
Principal balance of loans	$2,933,773	$1,444,586	$2,230,876	$111,317	$2,281,653	$9,002,205
Allowance for loan and lease losses	44,806	39,194	15,198	2,370	53,571	155,139
Allowance for loan and lease losses to
principal balance (1)	1.53%	2.71%	0.68%	2.13%	2.35%	1.72%

As of December 31, 2018
	Residential Mortgage Loans	Commercial Mortgage Loans	Commercial and Industrial Loans		Consumer Loans
				Construction Loans
(Dollars in thousands)						Total
Impaired loans without specific reserves:
Principal balance of loans, net of charge-offs	$110,238	$43,358	$30,030	$2,431	$2,340	$188,397

Impaired loans with specific reserves:
Principal balance of loans, net of charge-offs	$293,494	$184,068	$61,162	$4,162	$28,986	$571,872
Allowance for loan and lease losses	19,965	17,684	9,693	760	5,874	53,976
Allowance for loan and lease losses to
principal balance	6.80%	9.61%	15.85%	18.26%	20.26%	9.44%

PCI loans:
Carrying value of PCI loans	$143,176	$3,464	-	-	-	$146,640
Allowance for PCI loans	10,954	400	-	-	-	11,354
Allowance for PCI loans to carrying value	7.65%	11.55%	-	-	-	7.74%

Loans with general allowance:
Principal balance of loans	$2,616,300	$1,291,772	$2,056,919	$72,836	$1,913,387	$7,951,214
Allowance for loan and lease losses	19,875	37,497	22,853	2,832	47,975	131,032
Allowance for loan and lease losses to
principal balance	0.76%	2.90%	1.11%	3.89%	2.51%	1.65%

Total loans held for investment:
Principal balance of loans	$3,163,208	$1,522,662	$2,148,111	$79,429	$1,944,713	$8,858,123
Allowance for loan and lease losses	50,794	55,581	32,546	3,592	53,849	196,362
Allowance for loan and lease losses to
principal balance (1)	1.61%	3.65%	1.52%	4.52%	2.77%	2.22%

(1)Loans used in the denominator include PCI loans of $136.7 million and $146.6 million as of December 31, 2019 and 2018, respectively. However, the Corporation separately tracks and reports PCI loans and excludes these loans from the amounts of nonaccrual loans, impaired loans, TDRs and non-performing assets.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

During 2019, the Corporation reduced to zero the reserve for unfunded loan commitments (compared to $0.4 million as of December 31, 2018). The reserve for unfunded loan commitments is an estimate of the losses inherent in off-balance sheet loan commitments to borrowers that are experiencing financial difficulties at the balance sheet date. It is calculated by multiplying an estimated loss factor by an estimated probability of funding, and then by the period-end amounts for unfunded commitments. The reserve for unfunded loan commitments is included as part of accounts payable and other liabilities in the consolidated statements of financial condition and any changes to the reserve are included as part of other non-interest expenses in the consolidated statements of income.

Refer to Note 1, Nature of Business and Summary of Significant Accounting Policies – Recently Issued Accounting Standards Not Yet Effective – Accounting for Financial Instruments – Credit Losses, to the consolidated financial statements, for information about the adoption in 2020 of ASC 326, which replaces the incurred loss methodology with the CECL model to estimate the allowance for credit losses for the remaining estimated life of the financial asset (including loans, debt securities and off-balance sheet credit exposures).

Hurricane-Related Qualitative Allowance for Loan and Lease Losses

As described in Note 3 – Update on Effects of Natural Disasters, to the consolidated financial statements, two strong hurricanes affected the Corporation’s service areas during September 2017. These hurricanes caused widespread property damage, flooding, power outages, and water and communication service interruptions, and severely disrupted normal economic activity in the affected areas. During the third quarter of 2017, the Corporation recorded a $66.5 million charge to the allowance for loan and lease losses related to the establishment of qualitative reserves associated with the effects of Hurricanes Irma and Maria. Refer to Note 1, Nature of Business and Summary of Significant Accounting Policies – Allowance for loan and lease losses, to the consolidated financial statements, for a description of the methodology used to established the hurricane-related qualitative reserves.

Subsequently, during 2019 and 2018, the Corporation recorded net loan loss reserve releases of $6.4 million and $16.9 million, respectively, in connection with revised estimates associated with the effects of the hurricanes. In addition, the individual review of large commercial loans resulted in downgrades in the credit risk classification of certain loans and the Corporation transferred their hurricane-related qualitative reserves of approximately $5.7 million to the general reserve. Furthermore, approximately $10.9 million of consumer loan charge-offs recorded in 2018 were taken against previously-established hurricane-related qualitative reserves. The significant overall uncertainties in the early assessments of hurricane-related credit losses have been largely addressed and the hurricanes’ effect on the credit quality is now reflected in the normal process for determining the allowance for loan and lease losses and not through a separate hurricane-related qualitative reserve.

NOTE 11 – LOANS HELD FOR SALE

The Corporation’s loans held-for-sale portfolio as of the dates indicated was composed of:

	December 31,
	2019	2018
(In thousands)
Residential mortgage loans	$39,477	$27,075
Construction loans	-	3,015
Commercial and Industrial loans (1)	-	1,725
Commercial mortgage loans (1)	-	11,371
Total	$39,477	$43,186

(1)During 2019, the Corporation completed the sale of $11.4 million in nonaccrual loans held for sale ($10.4 million commercial mortgage and $1.1 million commercial and industrial).

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

NOTE 12 – OTHER REAL ESTATE OWNED

The following table presents OREO inventory as of the dates indicated:

	December 31,
(In thousands)	2019	2018

OREO
OREO balances, carrying value:
Residential (1)	$46,912	$49,239
Commercial	47,271	71,838
Construction	7,443	10,325
Total	$101,626	$131,402

(1)Excludes $16.7 million and $14.4 million as of December 31, 2019 and 2018, respectively, of foreclosures that meet the conditions of ASC Topic 310-40 “Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure,” and are presented as a receivable (other assets) in the consolidated statements of financial condition.

NOTE 13 – RELATED-PARTY TRANSACTIONS

The Corporation granted loans to its directors, executive officers, and certain related individuals or entities in the ordinary course of business. The movement and balance of these loans were as follows:

Amount
(In thousands)
Balance at December 31, 2017	$1,084

New loans	57
Payments	(117)
Other changes	-
Balance at December 31, 2018	1,024

New loans	154
Payments	(146)
Other changes	-
Balance at December 31, 2019	$1,032

These loans were made subject to the provisions of the Federal Reserve’s Regulation O-“Loans to Executive Officers, Directors and Principal Shareholders of Member Banks,” which governs the permissible lending relationships between a financial institution and its executive officers, directors, principal shareholders, their families and related parties. Amounts related to changes in the status of those who are considered related parties are reported as other changes in the table above. There were no changes in the status of related parties during 2019 and 2018.

From time to time, the Corporation, in the ordinary course of its business, obtains services from related parties or makes contributions to non-profit organizations that have some association with the Corporation.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

NOTE 14 – PREMISES AND EQUIPMENT

Premises and equipment comprise:

	Useful Life In Years		As of December 31,
	Minimum	Maximum	2019	2018
(Dollars in thousands)

Buildings and improvements	10	35	$135,263	$131,206
Leasehold improvements	1	10	56,530	54,734
Furniture and equipment	2	10	146,835	176,116
			338,628	362,056

Accumulated depreciation and amortization			(228,712)	(256,355)

			109,916	105,701
Land			22,939	24,640
Projects in progress			17,134	17,473
Total premises and equipment, net			$149,989	$147,814

Depreciation and amortization expense amounted to $17.6 million, $15.0 million, and $16.4 million for the years ended December 31, 2019, 2018, and 2017, respectively.

During 2019 and 2018, the Corporation received insurance proceeds of $0.6 million and $2.0 million, respectively, related to casualty losses incurred at some facilities. The insurance proceeds were recorded against impairment losses. Insurance recoveries in excess of losses amounted to $0.1 million and $0.5 million for 2019 and 2018, respectively, and were recognized as a gain from insurance proceeds and reported as part of other non-interest income in the consolidated statements of income.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

NOTE 15 – GOODWILL AND OTHER INTANGIBLES

Goodwill as of both December 31, 2019 and 2018 amounted to $28.1 million, recognized as part of Other Assets in the consolidated statements of financial condition. The Corporation conducted its annual evaluation of goodwill and other intangibles during the fourth quarter of 2019. The Corporation’s goodwill is related to the Florida reporting unit.

The Corporation performed a qualitative assessment in 2019 to test for impairment the goodwill of the Florida reporting unit. This assessment involved identifying the inputs and assumptions that most affects fair value, evaluating the significance of all identified relevant events and circumstances that affect fair value of the reporting entity and weighing such factors to determine if a positive assertion can be made that it is more likely than not that the fair value of the reporting unit is greater than its carrying amount.

In 2018, the Corporation bypassed the qualitative assessment and proceeded directly to perform the first step of the two-step goodwill impairment test. The Step 1 evaluation of goodwill allocated to the Florida reporting unit under both valuation approaches (market and discounted cash flow analysis) indicated that the fair value of the unit was above the carrying amount of its equity book value as of the valuation date (October 1); therefore, the completion of Step 2 was not required. Based on the analyses conducted in 2019 and 2018, the Corporation concluded that the goodwill was not impaired, nor was any goodwill written off due to impairment during 2019, 2018, or 2017.

In connection with the acquisition of the FirstBank-branded credit card loan portfolio in the second quarter of 2012, the Corporation recognized a purchased credit card relationship intangible of $24.5 million ($3.6 million as of December 31, 2019 and $5.7 million as of December 31, 2018), which is being amortized over the remaining estimated life of 1.9 years on an accelerated basis based on the estimated attrition rate of the purchased credit card accounts, which reflects the Corporation’s estimate that it will realize the economic benefits of the intangible asset as the revenue stream generated by the cardholder relationship is realized.

The core deposit intangible of December 31, 2019 of $3.5 million (2018 - $4.3 million) primarily consists of the core deposit acquired in the February 2015 Doral Bank transaction.

In the first quarter of 2016, FirstBank Insurance Agency acquired certain insurance customer accounts and related customer records and recognized an insurance customer relationship intangible of $1.1 million ($0.5 million as of December 31, 2019 and $0.6 million as of December 31. 2018). The acquired accounts have a direct relationship to the previous mortgage loan portfolio acquisitions from Doral Bank and Doral Financial in 2015 and 2014.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following table shows the gross amount and accumulated amortization of the Corporation’s intangible assets recognized as part of Other assets in the consolidated statements of financial condition as of the indicated dates:

	As of
	December 31,
	2019	2018
(Dollars in thousands)
Core deposit intangible:
Gross amount	$51,664	$51,664
Accumulated amortization (1)	(48,176)	(47,329)
Net carrying amount	$3,488	$4,335

Remaining amortization period (in years)	5.1	6.0

Purchased credit card relationship intangible:
Gross amount	$24,465	$24,465
Accumulated amortization (2)	(20,850)	(18,763)
Net carrying amount	$3,615	$5,702

Remaining amortization period (in years)	1.9	2.9

Insurance customer relationship intangible:
Gross amount	$1,067	$1,067
Accumulated amortization (3)	(597)	(445)
Net carrying amount	$470	$622

Remaining amortization period (in years)	3.0	4.0

(1)For the years ended December 31, 2019, 2018 and 2017, the amortization expense of core deposit intangibles amounted to $0.8 million, $1.1 million and $1.7 million, respectively.

(2)For the years ended December 31, 2019, 2018 and 2017, the amortization expense of the purchased credit card relationship intangible amounted to $2.1 million, $2.3 million and $2.5 million, respectively.

(3)For each of the years ended December 31, 2019, 2018 and 2017, the amortization expense of the insurance customer relationship intangible amounted to $0.2 million.

The estimated aggregate annual amortization expense related to the intangible assets for future periods is as follows as of December 31, 2019:
Amount
(In thousands)
2020	$2,851
2021	2,656
2022	915
2023	622
2024	457
2025 and after	72

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

When evaluating the need to consolidate counterparties to which the Corporation has transferred assets, or with which the Corporation has entered into other transactions, the Corporation first determines if the counterparty is an entity for which a variable interest exists. If no scope exception is applicable and a variable interest exists, the Corporation then evaluates whether it is the primary beneficiary of the VIE and whether the entity should be consolidated or not.

Below is a summary of transactions with VIEs for which the Corporation has retained some level of continuing involvement:

GNMA

The Corporation typically transfers first lien residential mortgage loans in conjunction with GNMA securitization transactions in which the loans are exchanged for cash or securities that are readily redeemed for cash proceeds and servicing rights. The securities issued through these transactions are guaranteed by GNMA and, under seller/servicer agreements, the Corporation is required to service the loans in accordance with the issuers’ servicing guidelines and standards. As of December 31, 2019, the Corporation serviced loans securitized through GNMA with a principal balance of $1.9 billion.

Trust-Preferred Securities

In 2004, FBP Statutory Trust I, a financing trust that is wholly owned by the Corporation, sold to institutional investors $100 million of its variable-rate TRuPs. FBP Statutory Trust I used the proceeds of the issuance, together with the proceeds of the purchase by the Corporation of $3.1 million of FBP Statutory Trust I variable-rate common securities, to purchase $103.1 million aggregate principal amount of the Corporation’s Junior Subordinated Deferrable Debentures. Also in 2004, FBP Statutory Trust II, a financing trust that is wholly owned by the Corporation, sold to institutional investors $125 million of its variable-rate TRuPs. FBP Statutory Trust II used the proceeds of the issuance, together with the proceeds of the purchase by the Corporation of $3.9 million of FBP Statutory Trust II variable-rate common securities, to purchase $128.9 million aggregate principal amount of the Corporation’s Junior Subordinated Deferrable Debentures. The debentures are presented in the Corporation’s consolidated statement of financial condition as other borrowings, net of related issuance costs. The variable-rate TRuPs are fully and unconditionally guaranteed by the Corporation. The Junior Subordinated Deferrable Debentures issued by the Corporation in April 2004 and September 2004 mature on June 17, 2034 and September 20, 2034, respectively; however, under certain circumstances, the maturity of Junior Subordinated Deferrable Debentures may be shortened (such shortening would result in a mandatory redemption of the variable rate TRuPs).

During the first quarter of 2018, the Corporation completed the repurchase of $23.8 million of TRuPs of the FBP Statutory Trust I that were auctioned in a public sale at which the Corporation was invited to participate. The Corporation’s winning bid equated to 90% of the $23.8 million par value. The 10% discount resulted in a gain of approximately $2.3 million. In addition, during the third quarter of 2017, the Corporation completed the repurchase of $7.3 million of TRuPs of the FBP Statutory Trust I that were offered to the Corporation by an investment banking firm. The Corporation’s purchase price equated to 81% of the $7.3 million par value. The 19% discount, plus accrued interest, resulted in a gain of approximately $1.4 million. These gains are reflected in the consolidated statements of income as “Gain on early extinguishment of debt.”

The Collins Amendment to the Dodd-Frank Wall Street Reform and Consumer Protection Act eliminated certain TRuPs from Tier 1 Capital; however, these instruments may remain in Tier 2 capital until the instruments are redeemed or mature. Under the indentures, the Corporation has the right, from time to time, and without causing an event of default, to defer payments of interest on the Junior Subordinated Deferrable Debentures by extending the interest payment period at any time and from time to time during the term of the subordinated debentures for up to twenty consecutive quarterly periods. As of December 31, 2019, the Corporation was current on all interest payments due on its subordinated debt. The Corporation is no longer required to obtain the approval of the Federal Reserve Bank before paying dividends, receiving dividends from the Bank, making payments on subordinated debt or TRuPs, incurring or guaranteeing debt or purchasing or redeeming any corporate stock.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Private Label MBS

During 2004 and 2005, an unaffiliated party, referred to in this subsection as the seller, established a series of statutory trusts to effect the securitization of mortgage loans and the sale of trust certificates (“private label MBS”). The seller initially provided the servicing for a fee, which is senior to the obligations to pay private label MBS holders. The seller then entered into a sales agreement through which it sold and issued these private label MBS in favor of the Corporation’s banking subsidiary. Currently, the Bank is the sole owner of these private label MBS; the servicing of the underlying residential mortgages that generate the principal and interest cash flows is performed by another third party, which receives a servicing fee. These private label MBS are variable-rate securities indexed to 90-day LIBOR plus a spread. The principal payments from the underlying loans are remitted to a paying agent (servicer), who then remits interest to the Bank. Interest income is shared to a certain extent with the FDIC, which has an interest only strip (“IO”) tied to the cash flows of the underlying loans and is entitled to receive the excess of the interest income less a servicing fee over the variable rate income that the Bank earns on the securities. This IO is limited to the weighted-average coupon on the securities. The FDIC became the owner of the IO upon its intervention of the seller, a failed financial institution. No recourse agreement exists, and the Bank, as the sole holder of the securities, absorbs all risks from losses on non-accruing loans and repossessed collateral. As of December 31, 2019, the amortized cost and fair value of these private label MBS amounted to $16.0 million and $11.1 million, respectively, with a weighted-average yield of 3.90%, which is included as part of the Corporation’s available-for-sale investment securities portfolio. As described in Note 6 – Investment Securities, to the consolidated financial statements, the Corporation recorded a $0.5 million OTTI charge on these private label MBS during 2019.

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

The changes in servicing assets are shown below for the indicated periods:

	Year Ended December 31,
	2019	2018	2017
(In thousands)
Balance at beginning of year	$27,428	$25,255	$26,244
Capitalization of servicing assets	4,039	3,864	3,318
Amortization	(4,592)	(2,895)	(3,091)
Temporary impairment (charges) recoveries , net	(43)	1,289	(1,611)
Other (1)	(70)	(85)	395
Balance at end of year	$26,762	$27,428	$25,255

(1)Amount represents adjustments related to the repurchase of loans serviced for others.

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

Changes in the impairment allowance were as follows for the indicated periods:

	Year Ended December 31,
	2019	2018	2017
(In thousands)
Balance at beginning of year	$30	$1,451	$461
Temporary impairment charges	78	123	1,611
OTTI of servicing assets	-	(132)	(621)
Recoveries	(35)	(1,412)	-
Balance at end of year	$73	$30	$1,451

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The components of net servicing income, included as part of mortgage banking activities in the consolidated statements of income, are shown below for the indicated periods:

	Year Ended December 31,
	2019	2018	2017
(In thousands)
Servicing fees	$8,522	$8,704	$7,630
Late charges and prepayment penalties	610	510	405
Adjustment for loans repurchased	(70)	(85)	395
Other	(15)	(8)	(35)
Servicing income, gross	9,047	9,121	8,395
Amortization and impairment of servicing assets	(4,635)	(1,606)	(4,702)
Servicing income, net	$4,412	$7,515	$3,693

The Corporation’s servicing assets are subject to prepayment and interest rate risks. Key economic assumptions used in determining the fair value at the time of sale of the related mortgages ranged as follows for the indicated periods:

	Maximum	Minimum
Year Ended December 31, 2019
Constant prepayment rate:
Government-guaranteed mortgage loans	6.4%	6.2%
Conventional conforming mortgage loans	6.9%	6.7%
Conventional non-conforming mortgage loans	9.3%	8.9%
Discount rate:
Government-guaranteed mortgage loans	12.0%	12.0%
Conventional conforming mortgage loans	10.0%	10.0%
Conventional non-conforming mortgage loans	14.3%	14.3%

Year Ended December 31, 2018
Constant prepayment rate:
Government-guaranteed mortgage loans	6.0%	5.6%
Conventional conforming mortgage loans	6.5%	6.2%
Conventional non-conforming mortgage loans	10.3%	9.1%
Discount rate:
Government-guaranteed mortgage loans	12.0%	12.0%
Conventional conforming mortgage loans	10.0%	10.0%
Conventional non-conforming mortgage loans	14.3%	14.3%

Year Ended December 31, 2017
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

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The weighted averages of the key economic assumptions that the Corporation used in its valuation model and the sensitivity of the current fair value to immediate 10% and 20% adverse changes in those assumptions for mortgage loans as of December 31, 2019 and 2018 were as follows:

	2019	2018
(In thousands)
Carrying amount of servicing assets	$26,762	$27,428
Fair value	$31,027	$31,738
Weighted-average expected life (in years)	8.39	8.45

Constant prepayment rate (weighted-average annual rate)	6.45%	6.26%
Decrease in fair value due to 10% adverse change	$748	$747
Decrease in fair value due to 20% adverse change	$1,464	$1,462

Discount rate (weighted-average annual rate)	11.27%	11.25%
Decrease in fair value due to 10% adverse change	$1,450	$1,528
Decrease in fair value due to 20% adverse change	$2,783	$2,930

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

NOTE 17 – DEPOSITS AND RELATED INTEREST

The following table summarizes deposit balances as of the dates indicated:
	December 31,
	2019	2018
(In thousands)

Type of account and interest rate:
Non-interest-bearing checking accounts	$2,367,856	$2,395,481
Interest-bearing savings accounts - 0.05% to 2.00% (2018- 0.05% to 0.40%)	2,437,345	2,334,949
Interest-bearing checking accounts - 0.05% to 1.00%
(2018- 0.05% to 1.00%)	1,412,390	1,304,043
Certificates of deposit- 0.10% to 4.00% (2018- 0.10% to 4.00%)	2,695,749	2,404,644
Brokered certificates of deposit- 1.20% to 3.00% (2018- 1.10% to 3.00%)	435,089	555,597
	$9,348,429	$8,994,714

The weighted-average interest rate on total interest-bearing deposits as of December 31, 2019 and 2018 was 1.18% and 1.03%, respectively.

As of December 31, 2019, the aggregate amount of unplanned overdrafts of demand deposits that were reclassified as loans amounted to $4.1 million (2018 - $2.1 million). Pre-arranged overdrafts lines of credit amounted to $28.6 million as of December 31, 2019 (2018- $21.7 million).

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following table presents the contractual maturities of CDs, including brokered CDs, as of December 31, 2019:

Total
(In thousands)

Three months or less	$553,322
Over three months to six months	447,694
Over six months to one year	770,191
Over one year to two years	744,805
Over two years to three years	323,033
Over three years to four years	161,959
Over four years to five years	122,722
Over five years	7,112
Total	$3,130,838

As of December 31, 2019, CDs in denominations of $100,000 or higher amounted to $2.4 billion (2018- $2.2 billion) including brokered CDs of $434.8 million (2018 - $555.6 million) at a weighted-average rate of 2.15% (2018 - 1.88%) issued to deposit brokers in the form of large certificates of deposits that are generally participated out by brokers in shares of less than the FDIC insurance limit. As of December 31, 2019, unamortized broker placement fees amounted to $0.9 million (2018 - $1.1 million), which are amortized over the contractual maturity of the brokered CDs under the interest method. As of December 31, 2019, time deposits in denominations of $250,000 or more amounted to $1.3 billion.

Brokered CDs mature as follows:

December 31,
2019
(In thousands)

Three months or less	$61,157
Over three months to six months	51,368
Over six months to one year	118,852
Over one year to three years	169,483
Over three years to five years	28,281
Over five years	5,948
Total	$435,089

As of December 31, 2019, deposit accounts issued to government agencies amounted to $1.1 billion (2018-$900.8 million). These deposits are insured by the FDIC up to the applicable limits, generally $250,000. The uninsured portions were collateralized by securities and loans with an amortized cost of $780.9 million (2018 - $615.7 million) and an estimated market value of $769.6 million (2018 - $592.9 million). In addition, as of December 31, 2019, the Corporation used $212.0 million in letters of credit issued by the FHLB as pledges for public deposits in the Virgin Islands (2018 - $182.0 million). As of December 31, 2019, the Corporation had $826.9 million of government deposits in Puerto Rico (2018 - $677.3 million), $227.7 million in the Virgin Islands (2018 - $223.4 million) and $7.6 million in Florida (2018 - $0).

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

A table showing interest expense on deposits for the indicated periods follows:
	Year Ended December 31,
	2019	2018	2017
(In thousands)
Interest-bearing checking accounts	$6,071	$5,208	$4,566
Savings	16,017	14,298	12,520
Certificates of deposit	44,658	33,652	30,277
Brokered certificates of deposit	11,036	14,493	19,174
Total	$77,782	$67,651	$66,537

The total interest expense on deposits included the amortization of broker placement fees related to brokered CDs amounting to $0.7 million, $1.2 million, and $1.9 million for 2019, 2018 and 2017, respectively. For 2019, 2018 and 2017, total interest expense included $7 thousand, $9 thousand, and $0.1 million, respectively, for the accretion of premiums related to time deposits assumed in the Doral Bank transaction in 2015.

NOTE 18 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase (repurchase agreements) as of the dates indicated consisted of the following:

	December 31,
	2019	2018
(Dollars in thousands)
Short-term fixed-rate repurchase agreement (1)	$-	$50,086
Long-term fixed-rate repurchase agreement (2)(3)(4)	100,000	100,000
	$100,000	$150,086

(1)Interest rate 2.85%.

(2)Interest rate 2.26% as of December 31, 2019 and 2018.

(3)Reported net of securities purchased under agreements to repurchase (reverse repurchase agreements) by counterparty, when applicable, pursuant to ASC Topic 210-20-45-11, “Balance Sheet – Offsetting – Repurchase and Reverse Repurchase Agreements.”

(4)Subsequent to December 31, 2019, the lender has not exercised its call option on this callable repurchase agreement.

The weighted-average interest rates on repurchase agreements as of December 31, 2019 and 2018 were 2.26% and 2.46%, respectively. Accrued interest payable on repurchase agreements amounted to $0.8 million and $2.8 million as of December 31, 2019 and 2018, respectively.

Repurchase agreements mature as follows as of the indicated date:

December 31, 2019
(In thousands)

Over one year to three years	$100,000

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following securities were sold under agreements to repurchase:

	December 31, 2019
	Amortized		Approximate	Weighted
	Cost of		Fair Value	Average
	Underlying	Balance of	of Underlying	Interest Rate
Underlying Securities	Securities	Borrowing	Securities	of Security
(Dollars in thousands)

U.S. government-sponsored agencies	$13,776	$4,723	$13,768	1.53%
MBS	115,630	95,277	116,397	2.31%

Total	$129,406	$100,000	$130,165

Accrued interest receivable	$347

	December 31, 2018
	Amortized		Approximate	Weighted
	Cost of		Fair Value	Average
	Underlying	Balance of	of Underlying	Interest Rate
Underlying Securities	Securities	Borrowing	Securities	of Security
(Dollars in thousands)

U.S. government-sponsored agencies	$31,396	$25,276	$30,958	1.55%
MBS	155,963	124,810	151,777	2.39%

Total	$187,359	$150,086	$182,735

Accrued interest receivable	$483

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The maximum aggregate balance of repurchase agreements outstanding at any month-end during 2019 was $150.1 million (2018 - $200 million). The average balance during 2019 was $110.6 million (2018 - $166.0 million). The weighted-average interest rate during 2019 and 2018 was 6.01% and 5.66%, respectively, considering negative market rates on reverse repurchase agreements.

As of December 31, 2019 and 2018, the securities underlying such agreements were delivered to the dealers with which the repurchase agreements were transacted.

Repurchase agreements as of December 31, 2019, grouped by counterparty, were as follows:

		Weighted-Average
(Dollars in thousands)	Amount	Maturity (In Months)
Counterparty
JP Morgan Chase	$100,000	25

NOTE 19 – ADVANCES FROM THE FEDERAL HOME LOAN BANK (FHLB)

The following is a summary of the advances from the FHLB as of the indicated dates:

	December 31,	December 31,
	2019	2018

(In thousands)

Short-term Fixed-rate advances from FHLB (1)	$35,000	$-
Long-term Fixed-rate advances from FHLB (2)	535,000	740,000
	$570,000	$740,000

(1)Interest rate of 1.83% as of December 31, 2019.

(2)Weighted-average interest rate of 2.21% and 2.07% as of December 31, 2019 and 2018, respectively.

Advances from FHLB mature as follows as of December 31, 2019:

December 31,
2019
(In thousands)

Within one month	$35,000
Over three to six months	45,000
Over six months to one year	50,000
Over one to three years	440,000
Total	$570,000

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The Corporation receives advances from the FHLB under an Advances, Collateral Pledge, and Security Agreement (the “Collateral Agreement”). The Collateral Agreement requires the Corporation to maintain a minimum amount of qualifying mortgage collateral with a market value of generally 125% or higher than the outstanding advances. As of each December 31, 2019 and 2018, the estimated value of specific mortgage loans pledged as collateral amounted to $1.3 billion, as computed by the FHLB for collateral purposes. The carrying value of such loans as of December 31, 2019 amounted to $1.6 billion (2018 - $1.7 billion). As of December 31, 2019, the Corporation had additional capacity of approximately $547.6 million on this credit facility based on collateral pledged at the FHLB, including a haircut reflecting the perceived risk associated with the collateral. Haircut refers to the percentage by which an asset’s market value is reduced for the purpose of collateral levels. Advances may be repaid prior to maturity, in whole or in part, at the option of the borrower upon payment of any applicable fee specified in the contract governing such advance. In calculating the fee, due consideration is given to (i) all relevant factors, including, but not limited to, any and all applicable costs of repurchasing and/or prepaying any associated liabilities and/or hedges entered into with respect to the applicable advance; (ii) the financial characteristics, in their entirety, of the advance being prepaid; and (iii), in the case of adjustable-rate advances, the expected future earnings of the replacement borrowing as long as the replacement borrowing is at least equal to the original advance’s par value and the replacement borrowing’s tenor is at least equal to the remaining maturity of the prepaid advance.

NOTE 20 – OTHER BORROWINGS

Other borrowings, as of the indicated dates, consisted of:

	December 31,	December 31,
(In thousands)	2019	2018
Floating rate junior subordinated debentures (FBP Statutory Trust I) (1)	$65,593	$65,593
Floating rate junior subordinated debentures (FBP Statutory Trust II) (2)	118,557	118,557
	$184,150	$184,150

(1)Amount represents junior subordinated interest-bearing debentures due in 2034 with a floating interest rate of 2.75% over 3-month LIBOR (4.65% as of December 31, 2019 and 5.54% as of December 31, 2018).

(2)Amount represents junior subordinated interest-bearing debentures due in 2034 with a floating interest rate of 2.50% over 3-month LIBOR (4.41% as of December 31, 2019 and 5.29% as of December 31, 2018).

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

NOTE 21 – EARNINGS PER COMMON SHARE

The calculation of earnings per common share for the years ended December 31, 2019, 2018, and 2017 are as follows:

	Year Ended December 31,

	2019	2018	2017
(In thousands, except per share information)
Net income	$167,377	$201,608	$66,956
Less: Preferred stock dividends	(2,676)	(2,676)	(2,676)
Net income attributable to common stockholders	$164,701	$198,932	$64,280
Weighted-Average Shares:
Average common shares outstanding	216,614	215,709	213,963
Average potential dilutive common shares	520	968	2,155
Average common shares outstanding - assuming dilution	217,134	216,677	216,118

Earnings per common share:

Basic	$0.76	$0.92	$0.30

Diluted	$0.76	$0.92	$0.30

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

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

NOTE 22 – STOCK-BASED COMPENSATION

On May 24, 2016, the Corporation’s stockholders approved the amendment and restatement of the First BanCorp. Omnibus Incentive Plan, as amended (the “Omnibus Plan”), to, among other things, increase the number of shares of common stock reserved for issuance under the Omnibus Plan, extend the term of the Omnibus Plan to May 24, 2026 and re-approve the material terms of the performance goals under the Omnibus Plan for purposes of the then- effective Section 162(m) of the U.S. Internal Revenue Code of 1986, as amended. The Omnibus Plan provides for equity-based compensation incentives (the “awards”) through the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, cash-based awards and other stock-based awards. The Omnibus Plan authorizes the issuance of up to 14,169,807 shares of common stock, subject to adjustments for stock splits, reorganizations and other similar events. As of December 31, 2019, 6,597,643 authorized shares of common stock were available for issuance under the Omnibus Plan. The Corporation’s Board of Directors, based on the recommendation of the Corporation’s Compensation and Benefits Committee, has the power and authority to determine those eligible to receive awards and to establish the terms and conditions of any awards, subject to various limits and vesting restrictions that apply to individual and aggregate awards.

Restricted Stock

Under the Omnibus Plan, the Corporation may grant restricted stock to plan participants, subject to forfeiture upon the occurrence of certain events until the dates specified in the participant’s award agreement. While the restricted stock is subject to forfeiture and does not contain non-forfeitable dividend rights, participants may exercise full voting rights with respect to the shares of restricted stock granted to them. The restricted stock granted under the Omnibus Plan is typically subject to a vesting period. During 2019, the Corporation awarded to its independent directors 51,841 shares of restricted stock that are subject to one year vesting periods. In addition, during 2019, the Corporation awarded 262,371 shares of restricted stock to employees; fifty percent (50%) of those shares vest on the two-year anniversary of the grant date and the remaining 50% vest on three-year anniversary of the grant date. Included in those 262,371 shares of restricted stock were 16,808 shares granted to retirement-eligible employees. The total expense determined for the restricted stock awarded to retirement-eligible employees was charged against earnings. The fair value of the shares of restricted stock granted in 2019 was based on the market price of the Corporation’s outstanding common stock on the date of the respective grant.

The following table summarizes the restricted stock activity in 2019 under the Omnibus Plan:

	2019
	Number of	Weighted-
	shares of	Average
	restricted	Grant Date
	stock	Fair Value

Unvested shares outstanding at beginning of year	964,110	$4.79
Granted	314,212	10.97
Forfeited	(14,000)	8.55
Vested	(619,517)	3.97
Unvested shares outstanding at end of year	644,805	$8.51

For the years ended December 31, 2019, 2018 and 2017, the Corporation recognized $2.8 million, $3.4 million and $4.0 million, respectively, of stock-based compensation expense related to restricted stock awards. As of December 31, 2019, there was $2.7 million of total unrecognized compensation cost related to unvested shares of restricted stock. The weighted average period over which the Corporation expects to recognize such cost was 1.5 years as of December 31, 2019.

During 2018, the Corporation awarded to its independent directors 65,447 shares of restricted stock that were subject to one year vesting periods. In addition, during 2018, the Corporation awarded 342,439 shares of restricted stock to employees; 50% of those shares vest on the two-year anniversary of the grant date and the remaining 50% vest on the three-year anniversary of the grant date. Included in those 342,439 shares of restricted stock were 20,447 shares granted to retirement-eligible employees.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Stock-based compensation accounting guidance requires the Corporation to reverse compensation expense for any awards that are forfeited due to employee or director turnover. Quarterly changes in the estimated forfeiture rate may have a significant effect on stock-based compensation, as the Corporation’s recognized the effect of adjusting the rate for all expense amortization in the period in which the forfeiture estimate is changed. If the actual forfeiture rate is higher than the estimated forfeiture rate, an adjustment is made to increase the estimated forfeiture rate, which will result in a decrease in the expense recognized in the financial statements. If the actual forfeiture rate is lower than the estimated forfeiture rate, an adjustment is made to decrease the estimated forfeiture rate, which will result in an increase in the expense recognized in the financial statements.

Performance Units

Under the Omnibus Plan, the Corporation may award performance units to Omnibus Plan participants. During 2019, the Corporation granted 200,053 units to executives, with each unit representing the value of one share of the Corporation’s common stock. The performance units granted in 2019 are for the performance period beginning January 1, 2019 and ending on December 31, 2021 and are subject to three year requisite service periods. These awards do not contain non-forfeitable rights to dividend equivalent amounts and can only be settled in shares of the Corporation’s common stock. The performance units will vest based on the achievement of a pre-established tangible book value per share target as of December 31, 2021. All of the performance units will vest if performance is at the pre-established performance target level or above. However, the participants may vest on 50% of the awards to the extent that performance is below the target but at 80% of the pre-established performance target level (the “80% minimum threshold”), which is measured based upon the growth in the tangible book value during the performance cycle. If performance is between the 80% minimum threshold and the pre-established performance target level, the participants will vest on a proportional amount. No performance units will vest if performance is below the 80% minimum threshold.

During 2018, the Corporation awarded 304,408 performance units to executives. The performance units granted in 2018 are for the performance period beginning January 1, 2018 and ending on December 31, 2020 and are subject to three year requisite service periods and a pre-established performance target level as describe above.

The fair value of the performance units awarded during 2019 and 2018 was based on the market price of the Corporation’s outstanding common stock on the respective date of the grant. For the year ended December 31, 2019, and 2018, the Corporation recognized $1.1 million and $0.6 million, respectively, of stock-based compensation expense related to performance units. As of December 31, 2019, there was $2.4 million of total unrecognized compensation cost related to unvested performance units that the Corporation expects to recognize over the next two years. The total amount of compensation expense recognized reflects management’s assessment of the probability that the pre-established performance goal will be achieved. The Corporation will recognize a cumulative adjustment to compensation expense in the then-current period to reflect any changes in the probability of achievement of the performance goals.

Salary stock

Also, effective April 1, 2013, the Corporation’s Board of Directors determined to increase the salary amounts paid to certain executive officers, primarily by paying the increased salary amounts in the form of shares of the Corporation’s common stock issued under the Omnibus Plan, instead of cash. During 2018, the Corporation issued 268,709 shares of common stock with a weighted-average market value per share of $6.51 as salary stock compensation. This resulted in compensation expense of $1.7 million recorded in 2018. Effective July 1, 2018, the Corporation ceased paying additional salary amounts in the form of stock in accordance with the previously disclosed revised executive compensation program.

Shares withheld

During 2019, the Corporation withheld 176,015 shares (2018 – 337,689 shares) of the restricted stock that vested during such period and withheld 96,377 shares from the common stock paid to certain senior officer as additional compensation in 2018 to cover the officers’ payroll and income tax withholding liabilities; these shares are held as treasury shares. The Corporation paid in cash any fractional share of salary stock to which an officer was entitled. In the consolidated financial statements, the Corporation treats shares withheld for tax purposes as common stock repurchases.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

NOTE 23 – STOCKHOLDERS’ EQUITY

Common Stock

As of December 31, 2019 and 2018, the Corporation had 2,000,000,000 authorized shares of common stock with a par value of $0.10 per share. As of December 31, 2019 and 2018, there were 222,103,721 and 221,789,509 shares issued, respectively, and 217,359,337 and 217,235,140 shares outstanding, respectively. Refer to Note 22 – Stock-Based Compensation, to the consolidated financial statements, for information about transactions related to common stock under the Omnibus Plan.

On October 25, 2019, the Corporation announced that its Board of Directors declared a quarterly cash dividend of $0.05 per common share, which represents an increase of $0.02 per common share compared to the dividend paid on September 13, 2019. The dividend was paid on December 13, 2019 to shareholders of record at the close of business on November 29, 2019. For the year ended December 31, 2019 and 2018, total cash dividends declared on shares of common stock amounted to $30.5 million and $6.5 million, respectively. The Corporation intends to continue to pay quarterly dividends on common stock. As mentioned above, the Corporation is no longer required to obtain the approval of the Federal Reserve Bank before paying dividends, receiving dividends from the Bank, making payments on subordinated debt or TRuPs, incurring or guaranteeing debt or purchasing or redeeming any corporate stock.

On May 17, 2018, the U.S. Treasury exercised its warrant to purchase 1,285,899 shares of the Corporation’s stock on a cashless basis resulting in the issuance of 730,571 shares of common stock and the use of 555,328 shares to cover the strike price of the transaction.

Preferred Stock

The Corporation has 50,000,000 authorized shares of preferred stock with a par value of $1.00, redeemable at the Corporation’s option, subject to certain terms. This stock may be issued in series and the shares of each series have such rights and preferences as are fixed by the Board of Directors when authorizing the issuance of that particular series. As of December 31, 2019, the Corporation has five outstanding series of non-convertible, non-cumulative preferred stock: 7.125% non-cumulative perpetual monthly income preferred stock, Series A; 8.35% non-cumulative perpetual monthly income preferred stock, Series B; 7.40% non-cumulative perpetual monthly income preferred stock, Series C; 7.25% non-cumulative perpetual monthly income preferred stock, Series D; and 7.00% non-cumulative perpetual monthly income preferred stock, Series E. The liquidation value per share is $25.

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

Treasury stock

During 2019 and 2018, the Corporation withheld an aggregate of 176,015 shares and 434,066 shares, respectively, of the restricted stock that vested during 2019 and 2018, and common stock paid to certain senior officers as additional compensation in 2018, to cover the officers’ payroll and income tax withholding liabilities; these shares are held as treasury stock. As mentioned above, effective July 1, 2018, the Corporation ceased paying additional salary amounts in form of stock. As of December 31, 2019 and 2018, the Corporation had 4,744,384 and 4,554,369 shares held as treasury stock, respectively.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

FirstBank Statutory Reserve (Legal Surplus)

The Banking Law of the Commonwealth of Puerto Rico requires that a minimum of 10% of FirstBank’s net income for the year be transferred to a legal surplus reserve until such surplus equals the total of paid-in-capital on common and preferred stock. Amounts transferred to the legal surplus reserve from Retained earnings are not available for distribution to the Corporation, including for payment as dividends to the stockholders, without the prior consent of the Puerto Rico Commissioner of Financial Institutions. The Puerto Rico Banking Law provides that, when the expenditures of a Puerto Rico commercial bank are greater than receipts, the excess of the expenditures over receipts must be charged against the undistributed profits of the bank, and the balance, if any, must be charged against the legal surplus reserve, as a reduction thereof. If there is no legal surplus reserve sufficient to cover such balance in whole or in part, the outstanding amount must be charged against the capital account and the Bank cannot pay dividends until it can replenish the legal surplus reserve to an amount of at least 20% of the original capital contributed. During 2019 and 2018, the Corporation transferred $17.4 million and $20.5 million, respectively, to the legal surplus reserve. FirstBank’s legal surplus reserve, included as part of Retained earnings in the Corporation’s consolidated statements of financial condition, amounted to $97.6 million and $80.2 million as of December 31, 2019 and 2018, respectively.

NOTE 24 – EMPLOYEES’ BENEFIT PLAN

FirstBank provides contributory retirement plans pursuant to Section 1081.01 of the Puerto Rico Internal Revenue Code of 2011 for Puerto Rico employees and Section 401(k) of the U.S. Internal Revenue Code for USVI and U.S. employees (the “Plans”). All employees are eligible to participate in the Plans after three months of service for purposes of making elective deferral contributions and one year of service for purposes of sharing in the Bank’s matching, qualified matching, and qualified non-elective contributions. Under the provisions of the Plans, the Bank contributes 50% of the first 6% of the participant’s compensation contributed to the Plans on a pretax basis, up to an annual limit. The matching contribution of fifty cents for every dollar of the employee’s contribution is comprised of: (i) twenty-five cents for every dollar of the employee’s contribution up to 6% of the employee’s eligible compensation to be paid to the Plan as of each bi-weekly payroll; and, (ii) an additional twenty-five cents for every dollar of the employee’s contribution up to 6% of the employee’s eligible compensation to be deposited as a lump sum subsequent to the Plan Year. Puerto Rico employees were permitted to contribute up to $15,000 for each of 2019, 2018 and 2017 (USVI and U.S. employees - $19,000 for 2019, $18,500 for 2018 and $18,000 for 2017). Additional contributions to the Plans are voluntarily made by the Bank as determined by its Board of Directors. No additional discretionary contributions were made for the years ended December 31, 2019, 2018 and 2017. The Bank had a total plan expense of $2.9 million, $1.5 million and $0.9 million for the years ended December 31, 2019, 2018 and 2017, respectively.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

NOTE 25 –OTHER NON-INTEREST EXPENSES

A detail of other non-interest expenses is as follows for the indicated periods:

	Year Ended December 31,
	2019	2018	2017
(In thousands)
Supplies and printing	$1,966	$2,177	$1,990
Release of reserve for unfunded lending commitments	(412)	(264)	(928)
Amortization of intangible assets	3,086	3,593	4,403
Servicing and processing fees	4,781	4,991	4,421
Write-down and losses on sale of non-real estate repossessed properties	8	62	253
Insurance and supervisory fees	3,596	4,602	4,809
Provision for operational losses	2,164	1,774	2,568
Other	4,632	5,140	4,635
Total	$19,821	$22,075	$22,151

NOTE 26 –OTHER NON-INTEREST INCOME

A detail of other non-interest income is as follows for the indicated periods:

	Year Ended December 31,
	2019	2018	2017
(In thousands)

Non-deferrable loan fees	$2,789	$2,384	$2,109
Merchant-related income	5,635	5,244	4,209
ATM and POS fees	9,147	9,515	8,929
Credit and debit card interchange and other fees	11,759	9,598	7,587
Mail and cable transmission commissions	2,207	2,101	1,729
Fair value adjustments and gain (losses) on sales of commercial and
construction loans held for sale	2,316	(3,186)	-
(Loss) gain from sales of fixed-assets	(242)	1,366	149
Gain from insurance proceeds	660	537	-
Other	5,638	5,183	4,142
Total	$39,909	$32,742	$28,854

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

On December 10, 2018, the Governor of Puerto Rico signed into law Act 257 (“Act 257”) to amend some of the provisions of the 2011 PR Code, as amended. Act 257 introduced various changes to the income tax regime in the case of individuals and corporations, and the sales and use taxes, which took effect on January 1, 2019, including, among others, (i) a reduction in the Puerto Rico maximum corporate tax rate from 39% to 37.5%; (ii) an increase in the net operating and capital losses usage limitation from 80% to 90%; (iii) amendments to the provisions related to “pass-through” entities that provide that corporations that own 50% or more of a partnership will not be able to claim a current or carryover non-partnership NOL deduction against a partnership distributable share, adversely impacting a tax action taken in 2017 under which the Corporation and the Bank were previously allowed to offset pass-through income earned by pass-through entities with non-partnership net operating losses at the parent company level, more significantly in connection with the pass-through income earned by FirstBank Insurance; and (iv) other limitations on certain deductions, such as meals and entertainment deductions.

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

The components of income tax expense (benefit) are summarized below for the indicated periods:

	Year Ended December 31,
	2019	2018	2017
(In thousands)
Current income tax expense	$16,986	$14,073	$8,179
Deferred income tax expense (benefit):
Adjustment for enacted changes in tax law	-	15,402	138
Reversal of deferred tax asset valuation allowance	-	(63,228)	(1,792)
Other deferred income tax expense (benefit)	55,009	22,783	(11,498)
Total income tax expense (benefit)	$71,995	$(10,970)	$(4,973)

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The differences between the income tax expense applicable to income before the provision for income taxes and the amount computed by applying the statutory tax rate in Puerto Rico were as follows for the indicated periods:

	Year Ended December 31,
	2019		2018		2017
	Amount	% of Pretax Income	Amount	% of Pretax Income	Amount	% of Pretax Income
(Dollars in thousands)

Computed income tax at statutory rate	$89,764	37.5%	$74,349	39.0%	$24,173	39.0%
Federal and state taxes	4,467	1.6%	3,768	2.0%	2,335	3.8%
Benefit of net exempt income	(24,811)	(10.4)%	(22,782)	(12.0)%	(16,596)	(26.8)%
Disallowed NOL carryforward resulting from
net exempt income	15,887	6.6%	14,904	7.8%	5,091	8.2%
Deferred tax valuation allowance	(14,108)	(5.9)%	(90,521)	(47.5)%	(10,037)	(16.2)%
Adjustments in net deferred tax assets due to changes
in enacted tax rates	-	-%	15,402	8.1%	138	0.2%
Change in tax status of subsidiaries	-	-%	-	-%	(13,161)	(21.2)%
Share-based compensation windfall	(1,165)	(0.5)%	(1,595)	(0.8)%	(40)	-%
Effect of capital losses subject to preferential rates	-	-%	-	-%	2,102	3.4%
Nondeductible expenses
and other permanent differences	(1,712)	(0.7)%	(839)	(0.4)%	(470)	(0.8)%
Tax return to provision adjustments	1,846	0.8%	4	-%	607	1.0%
Other-net	1,827	1.1%	(3,660)	(1.9)%	885	1.4%

Total income tax expense (benefit)	$71,995	30.1%	$(10,970)	(5.7)%	$(4,973)	(8.0)%

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their tax bases. Significant components of the Corporation's deferred tax assets and liabilities as of December 31, 2019 and 2018 were as follows:

	December 31,
	2019	2018
(In thousands)
Deferred tax asset:
NOL carryforward	$259,717	$316,059
Allowance for loan and lease losses	58,793	75,010
Alternative Minimum Tax credits available for carryforward	13,813	9,238
Unrealized loss on OREO valuation	13,963	15,405
Unrealized loss on available-for-sale securities, net	-	189
Settlement payment-closing agreement	7,031	7,031
Legal and other reserves	2,791	3,293
Reserve for insurance premium cancellations	613	610
Other	9,722	7,526
Total gross deferred tax assets	$366,443	$434,361

Deferred tax liabilities:
Differences between the assigned values and tax bases of assets
and liabilities recognized in purchase business combinations	3,823	4,192
Servicing assets	8,906	9,143
Unrealized gain on available-for-sale securities, net	1,808	-
Other	511	514
Total gross deferred tax liabilities	15,048	13,849
Valuation allowance	(86,553)	(100,661)
Net deferred tax asset	$264,842	$319,851

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

After completion of the deferred tax asset valuation allowance analysis for the fourth quarter of 2019, management concluded that, as of December 31, 2019, it is more likely than not that FirstBank, the banking subsidiary, will generate sufficient taxable income to realize $206.4 million of its deferred tax assets related to NOLs within the applicable carry-forward periods. The net deferred tax assets of FirstBank amounted to $264.8 million as of December 31, 2019, net of a valuation allowance of $55.6 million, compared to a deferred tax asset of $319.8 million, net of a valuation allowance of $68.1 million, as of December 31, 2018. The positive evidence considered by management in arriving at its conclusion includes factors such as: FirstBank’s three-year cumulative income position; sustained periods of profitability; management’s proven ability to forecast future income accurately and execute tax strategies; forecasts of future profitability, under several potential scenarios that support the partial utilization of NOLs prior to their expiration from 2021 through 2024; and the utilization of NOLs over the past three-years. The negative evidence considered by management includes: uncertainties around the state of the Puerto Rico economy, including considerations on the impact of hurricane recovery funds together with Puerto Rico government debt renegotiation efforts and the ultimate sustainability of the latest fiscal plan certified by the PROMESA oversight board.

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

As of December 31, 2019, approximately $92.0 million of the deferred tax assets of the Corporation are attributable to temporary differences or tax credit carry-forwards that have no expiration date, compared to $104 million in 2018. The valuation allowance attributable to FirstBank’s deferred tax assets of $55.6 million as of December 31, 2019 is related to the estimated NOL disallowance attributable to projected levels of tax-exempt income, NOLs attributable to the Virgin Islands jurisdiction, and capital losses. The remaining balance of $30.9 million of the deferred tax asset valuation allowance non-attributable to FirstBank is mainly related to NOLs and capital losses at the holding company level. The Corporation will continue to provide a valuation allowance against its deferred tax assets in each applicable tax jurisdiction until the need for a valuation allowance is eliminated. The need for a valuation allowance is eliminated when the Corporation determines that it is more likely than not the deferred tax assets will be realized. The ability to recognize the remaining deferred tax assets that continue to be subject to a valuation allowance will be evaluated on a quarterly basis to determine if there are any significant events that would affect the ability to utilize these deferred tax assets.

The Corporation has U.S. and USVI sourced NOL carryforwards. Section 382 of the U.S. Internal Revenue Code (“Section 382”) limits the ability to utilize U.S. and USVI NOLs for income tax purposes in such jurisdictions following an event that is considered to be an “ownership change”. Generally, an “ownership change” occurs when certain shareholders increase their aggregate ownership by more than 50 percentage points over their lowest ownership percentage over a three-year testing period. Upon the occurrence of a Section 382 ownership change, the use of NOLs attributable to the period prior to the ownership change is subject to limitations and only a portion of the U.S. and USVI NOLs may be used by the Corporation to offset its annual U.S. and USVI taxable income, if any.

In 2017, the Corporation completed a formal ownership change analysis within the meaning of Section 382 covering a comprehensive period, and concluded that an ownership change had occurred during such period. The Section 382 limitation has resulted in higher U.S. and USVI income tax liabilities than we would have incurred in the absence of such limitation. The Corporation has mitigated to an extent the adverse effects associated with the Section 382 limitation as any such tax paid in the U.S. or USVI can be creditable against Puerto Rico tax liabilities or taken as a deduction against taxable income. However, our ability to reduce our Puerto Rico tax liability through such a credit or deduction depends on our tax profile at each annual taxable period, which is dependent on various factors. For 2019 and 2018, the Corporation incurred an income tax expense of approximately $4.5 million and $3.8 million, respectively, related to its U.S. operations. The limitation did not impact the USVI operations in 2019 and 2018.

As of December 31, 2019, the Corporation did not have UTBs recorded on its books. The Corporation classifies all interest and penalties, if any, related to tax uncertainties as income tax expense. Audit periods remain open for review until the statute of limitations has passed. The statute of limitations under the 2011 PR code is four years; the statute of limitations for U.S. and USVI income tax purposes is three years after a tax return is due or filed, whichever is later. The completion of an audit by the taxing authorities or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Corporation’s liability for income taxes. Any such adjustment could be material to the results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. For U.S. and USVI income tax purposes, all tax years subsequent to 2014 remain open to examination. For Puerto Rico tax purposes, all tax years subsequent to 2015 remain open to examination.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

NOTE 28 – OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents changes in Accumulated other comprehensive income (loss) for the years ended December 31, 2019, 2018 and 2017:

	Changes in Accumulated Other Comprehensive Income (Loss) by Component (1)
	Year ended
	December 31,
	2019	2018	2017
(In thousands)
Unrealized net holding gains (losses) on debt securities
Beginning balance	$(40,415)	$(20,609)	$(34,383)
Other comprehensive income (loss)	47,179	(19,806)	13,774
Ending balance	$6,764	$(40,415)	$(20,609)

Unrealized holding losses on equity securities
Beginning balance	$-	$(6)	$(7)
Reclassification to retained earnings per ASU 2016-01	-	6	-
Other comprehensive income	-	-	1
Ending balance	$-	$-	$(6)
______________________
(1) All amounts presented are net of tax.

The following table presents the amounts reclassified out of each component of Accumulated other comprehensive income (loss) for the years ended December 31, 2019, 2018 and 2017:

		Reclassifications Out of Accumulated Other Comprehensive Income (Loss)
	Affected Line Item in the Consolidated Statements of Income	Year ended
		December 31,
		2019	2018	2017
(In thousands)
Unrealized holding losses on debt securities
Realized (loss) gain on sale of debt securities	Net (loss) gain on sale of
	investments	$-	$(34)	$371
OTTI on debt securities	Net impairment losses
	on available-for-sale
	debt securities	(497)	(50)	(12,231)
	Total before tax	$(497)	$(84)	$(11,860)
	Income tax	-	-	-
	Total, net of tax	$(497)	$(84)	$(11,860)

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

NOTE 29 – LEASES

The Corporation’s operating leases are primarily related to the Corporation’s branches and leased commercial space for ATMs. Our leases mainly have terms ranging from two years to thirty years, some of which include options to extend the leases for up to seven years. As of December 31, 2019, the Corporation did not have a lease that qualifies as a finance lease.

Operating lease cost for the year ended December 31, 2019 amounted to $10.7 million.

Supplemental balance sheet information related to leases is as follows:
As of
December 31,
2019
(Dollars in thousands)

Operating lease ROU asset	$61,327
Operating lease liability	$64,259
Operating lease weighted-average remaining lease term (in years)	10.8
Operating lease weighted-average discount rate	3.29%

Generally, the Corporation cannot practically determine the interest rate implicit in the lease. Therefore, the Corporation uses its incremental borrowing rate as the discount rate for the lease.

Supplemental cash flow information related to leases is as follows:
Year Ended
December 31,
2019
(In thousands)

Operating cash flow from operating leases (1)	$10,219
ROU assets obtained in exchange for operating lease liabilities (2)	10,762

(1)Represents cash paid for amounts included in the measurement of operating lease liabilities.

(2)Represents non-cash activity and, accordingly, is not reflected in the consolidated statements of cash flows.

Maturities under lease liabilities as of December 31, 2019, were as follows:

Amount
(In thousands)

2020	$10,329
2021	9,678
2022	8,664
2023	6,982
2024	6,395
2025 and later years	35,205
Total lease payments	77,253
Less: imputed interest	(12,994)
Total present value of lease liability	$64,259

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

NOTE 30 – FAIR VALUE

Fair Value Measurement

The FASB authoritative guidance for fair value measurement defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. This guidance also establishes a fair value hierarchy for classifying financial instruments. The hierarchy is based on whether the inputs to the valuation techniques used to measure fair value are observable or unobservable. One of three levels of inputs may be used to measure fair value:

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

Financial Instruments Recorded at Fair Value on a Recurring Basis

Investment securities available for sale and marketable equity securities held at fair value

The fair value of investment securities was the market value based on quoted market prices (as is the case with Treasury notes, non-callable U.S. agencies debt securities, and equity securities with readily determinable fair values), when available (Level 1), or, when available, market prices for identical or comparable assets (as is the case with MBS and callable U.S. agency debt) that are based on observable market parameters, including benchmark yields, reported trades, quotes from brokers or dealers, issuer spreads, bids, offers and reference data, including market research operations (Level 2). Observable prices in the market already consider the risk of nonperformance. If listed prices or quotes are not available, fair value is based upon discounted cash flow models that use unobservable inputs due to the limited market activity of the instrument, as is the case with certain private label MBS held by the Corporation (Level 3).

Derivative instruments

The fair value of most of the Corporation’s derivative instruments is based on observable market parameters and takes into consideration the credit risk component of paying counterparties, when appropriate. On interest caps, only the seller’s credit risk is considered. The Corporation valued the caps using a discounted cash flow approach based on the related LIBOR and swap rate for each cash flow.

The Corporation considers a credit spread for those derivative instruments that are not secured. The cumulative mark-to-market effect of credit risk in the valuation of derivative instruments in 2019, 2018 and 2017 was immaterial.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Assets and liabilities measured at fair value on a recurring basis are summarized below as of December 31, 2019 and 2018:

	As of December 31, 2019				As of December 31, 2018
	Fair Value Measurements Using				Fair Value Measurements Using
(In thousands)	Level 1	Level 2	Level 3	Assets/Liabilities at Fair Value	Level 1	Level 2	Level 3	Assets/Liabilities at Fair Value

Assets:
Securities available for sale :
U.S. Treasury Securities	$7,479	$-	$-	$7,479	$7,456	$-	$-	$7,456
Noncallable U.S. agencies debt securities	-	146,777	-	146,777	-	319,124	-	319,124
Callable U.S. agencies debt securities and MBS	-	1,950,331	-	1,950,331	-	1,594,622	-	1,594,622
Puerto Rico government obligations	-	4,348	2,974	7,322	-	4,128	2,824	6,952
Private label MBS	-	-	11,116	11,116	-	-	13,914	13,914
Other investments	-	-	500	500	-	-	500	500
Equity securities	1,428	-	-	1,428	418	-	-	418
Derivatives, included in assets:
Purchased interest rate cap agreements	-	11	-	11	-	623	-	623
Interest rate lock commitments	-	341	-	341	-	383	-	383
Forward loan sales commitments	-	20	-	20	-	12	-	12
Liabilities:
Derivatives, included in liabilities:
Written interest rate cap agreements	-	11	-	11	-	617	-	617
Forward contracts	-	138	-	138	-	383	-	383

The table below presents a reconciliation of the beginning and ending balances of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2019, 2018, and 2017:

		2019	2018	2017
	Level 3 Instruments Only	Securities Available for Sale (1)	Securities Available for Sale (1)	Securities Available for Sale (1)
	(In thousands)
	Beginning balance	$17,238	$19,855	$22,914
	Total gain (losses) (realized/unrealized):
	Included in earnings	(497)	(50)	-
	Included in other comprehensive income	714	222	2,777
	Purchases	-	500	-
	Principal repayments and amortization	(2,865)	(3,289)	(5,836)
	Ending balance	$14,590	$17,238	$19,855

	___________________
(1)	Amounts mostly related to private label MBS.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The tables below present qualitative information for significant assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of December 31, 2019 and December 31, 2018:

	December 31, 2019
	Fair Value	Valuation Technique	Unobservable Input	Range		Weighted Average
(Dollars in thousands)				Minimum	Maximum

Investment securities available-for-sale:

Private label MBS	$11,116	Discounted cash flows	Discount rate	13.7%	13.7%	13.7%
			Prepayment rate	6.8%	10.3%	7.9%
			Projected Cumulative Loss Rate	0.0%	7.4%	2.8%

Puerto Rico government obligations	2,974	Discounted cash flows	Discount rate	6.9%	6.9%	6.9%
			Prepayment rate	3.0%	3.0%	3.0%

	December 31, 2018
	Fair Value	Valuation Technique	Unobservable Input	Range		Weighted Average
(Dollars in thousands)				Minimum	Maximum

Investment securities available-for-sale:

Private label MBS	$13,914	Discounted cash flows	Discount rate	14.5%	14.5%	14.5%
			Prepayment rate	3.3%	20.9%	11.4%
			Projected Cumulative Loss Rate	0.0%	6.8%	3.0%

Puerto Rico government obligations	2,824	Discounted cash flows	Discount rate	6.3%	6.3%	6.3%
			Prepayment rate	3.0%	3.0%	3.0%

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Information about Sensitivity to Changes in Significant Unobservable Inputs

Private label MBS: The significant unobservable inputs in the valuation include probability of default, the loss severity assumption, and prepayment rates. Shifts in those inputs would result in different fair value measurements. Increases in the probability of default, loss severity assumptions, and prepayment rates in isolation would generally result in an adverse effect on the fair value of the instruments. The Corporation modeled meaningful and possible shifts of each input to assess the effect on the fair value estimation.

Puerto Rico Government Obligations: The significant unobservable input used in the fair value measurement is the assumed prepayment rate of the underlying residential mortgage loans that collateralize these obligations, which are guaranteed by the PRHFA. A significant increase (decrease) in the assumed rate would lead to a higher (lower) fair value estimate. The fair value of these bonds was based on a discounted cash flow analysis that contemplates the credit quality of the holder of second mortgages and a discount for liquidity constraints on the bonds considering the absence of an active market for them. Due to the guarantee of the PRHFA and other applicable contractual safeguards, the Corporation does not apply any additional credit spread for debt service default.

The table below summarizes changes in unrealized gains and losses recorded in earnings for the years ended December 31, 2019, 2018 and 2017 for Level 3 assets and liabilities that were still held at the end of each year:

	Changes in Unrealized Losses (Year Ended December 31, 2019)	Changes in Unrealized Losses (Year Ended December 31, 2018)	Changes in Unrealized Losses (Year Ended December 31, 2017)
Level 3 Instruments Only	Securities Available for Sale	Securities Available for Sale	Securities Available for Sale
(In thousands)
Changes in unrealized losses relating to assets
still held at reporting date:
Net impairment losses on available-for-sale investment
securities (credit component)	$(497)	$(50)	$-

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

As of December 31, 2019, the Corporation recorded impairment or valuation adjustments for assets recognized at fair value on a non-recurring basis as shown in the following table:

	Carrying value as of December 31, 2019			Losses recorded for the Year Ended December 31, 2019
	Level 1	Level 2	Level 3
(In thousands)

Loans receivable (1)	$-	$-	$217,252	$(18,013)
OREO (2)	-	-	101,626	(6,572)

(1) Consists mainly of impaired commercial and construction loans. The Corporation generally measured impairments based on the fair value of the collateral. The Corporation derived the fair values from external appraisals that took into consideration prices in observed transactions involving similar assets in similar locations but adjusted for specific characteristics and assumptions of the collateral (e.g., absorption rates), which are not market observable.

(2) The Corporation derived the fair values from appraisals that took into consideration prices in observed transactions involving similar assets in similar locations but adjusted for specific characteristics and assumptions of the properties (e.g., absorption rates and net operating income of income producing properties), which are not market observable. Losses were related to market valuation adjustments after the transfer of the loans to the OREO portfolio.

As of December 31, 2018, the Corporation recorded impairment or valuation adjustments for assets recognized at fair value on a non-recurring basis as shown in the following table:

	Carrying value as of December 31, 2018			Losses recorded for the Year Ended December 31, 2018
	Level 1	Level 2	Level 3
(In thousands)

Loans receivable (1)	$-	$-	$365,726	$(29,799)
OREO (2)	-	-	131,402	(11,499)
Loans Held For Sale (3)	-	-	16,111	(10,102)

(1)Consists mainly of impaired commercial and construction loans. The Corporation generally measured the impairments based on the fair value of the collateral. The Corporation derived the fair values from external appraisals that took into consideration prices in observed transactions involving similar assets in similar locations but adjusted for specific characteristics and assumptions of the collateral (e.g., absorption rates), which are not market observable.

(2)The Corporation derived the fair values from appraisals that took into consideration prices in observed transactions involving similar assets in similar locations but adjusted for specific characteristics and assumptions of the properties (e.g., absorption rates and net operating income of income producing properties), which are not market observable. Losses were related to market valuation adjustments after the transfer of the loans to the OREO portfolio.

(3)Represents nonaccrual commercial and construction loans transferred to held for sale in 2018 and still in inventory at year-end. The Corporation derived the fair value of these loans primarily from broker price opinions that the Corporation considered.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

As of December 31, 2017, the Corporation recorded impairment or valuation adjustments for assets recognized at fair value on a nonrecurring basis as shown in the following table:

	Carrying value as of December 31, 2017			Losses recorded for the Year Ended December 31, 2017
	Level 1	Level 2	Level 3
(In thousands)

Loans receivable (1)	$-	$-	$410,428	$(39,493)
OREO (2)	-	-	147,940	(8,511)
Mortgage servicing rights (3)	-	-	25,255	(1,611)

(1)Consists mainly of impaired commercial and construction loans. The Corporation generally measured the impairments based on the fair value of the collateral. The Corporation derived the fair values from external appraisals that took into consideration prices in observed transactions involving similar assets in similar locations but adjusted for specific characteristics and assumptions of the collateral (e.g., absorption rates), which are not market observable.

(2)The Corporation derived the fair values from appraisals that took into consideration prices in observed transactions involving similar assets in similar locations but adjusted for specific characteristics and assumptions of the properties (e.g., absorption rates and net operating income of income producing properties), which are not market observable. Losses were related to market valuation adjustments after the transfer of the loans to the OREO portfolio.

(3)Fair value adjustments to the mortgage servicing rights were mainly due to assumptions associated with mortgage prepayments rates. The Corporation carries its mortgage servicing rights at the lower of cost or market, measured at fair value on a non-recurring basis. Assumptions for the value of mortgage servicing rights include: Prepayment rate 6.30%, Discount rate 11.23%.

Qualitative information regarding the fair value measurements for Level 3 financial instruments as of December 31, 2019 are as follows:

December 31, 2019
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

The following tables present the carrying value, estimated fair value and estimated fair value level of the hierarchy of financial instruments as of December 31, 2019 and 2018:

	Total Carrying Amount in Statement of Financial Condition as of December 31, 2019	Fair Value Estimate as of December 31, 2019	Level 1	Level 2	Level 3

(In thousands)

Assets:
Cash and due from banks and money
market investments (amortized cost)	$644,099	$644,099	$644,099	$-	$-
Investment securities available
for sale (fair value)	2,123,525	2,123,525	7,479	2,101,456	14,590
Investment securities held to maturity (amortized cost)	138,675	110,374	-	-	110,374
Equity securities (fair value)	38,249	38,249	1,428	36,821	-
Loans held for sale (lower of cost or market)	39,477	40,234	-	40,234	-
Loans, held for investment (amortized cost)	9,002,205
Less: allowance for loan and lease losses	(155,139)
Loans held for investment, net of allowance	$8,847,066	8,715,144	-	-	8,715,144
Derivatives, included in assets (fair value)	372	372	-	372	-

Liabilities:
Deposits (amortized cost)	9,348,429	9,372,591	-	9,372,591	-
Securities sold under agreements to
repurchase (amortized cost)	100,000	120,020	-	120,020	-
Advances from FHLB (amortized cost)	570,000	578,498	-	578,498	-
Other borrowings (amortized cost)	184,150	180,577	-	-	180,577
Derivatives, included in liabilities (fair value)	149	149	-	149	-

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	Total Carrying Amount in Statement of Financial Condition as of December 31, 2018	Fair Value Estimate as of December 31, 2018	Level 1	Level 2	Level 3

(In thousands)

Assets:
Cash and due from banks and money
market investments (amortized cost)	$586,203	$586,203	$586,203	$-	$-
Investment securities available
for sale (fair value)	1,942,568	1,942,568	7,456	1,917,874	17,238
Investment securities held to maturity (amortized cost)	144,815	125,658	-	-	125,658
Equity Securities (fair value)	44,530	44,530	418	44,112	-
Loans held for sale (lower of cost or market)	43,186	43,831	-	27,720	16,111
Loans held for investment (amortized cost)	8,858,123
Less: allowance for loan and lease losses	(196,362)
Loans held for investment, net of allowance	$8,661,761	8,213,144	-	-	8,213,144
Derivatives, included in assets (fair value)	1,018	1,018	-	1,018	-

Liabilities:
Deposits (amortized cost)	8,994,714	9,005,679	-	9,005,679	-
Securities sold under agreements to
repurchase (amortized cost)	150,086	169,366	-	169,366	-
Advances from FHLB (amortized cost)	740,000	730,253	-	730,253	-
Other borrowings (amortized cost)	184,150	177,201	-	-	177,201
Derivatives, included in liabilities (fair value)	1,000	1,000	-	1,000	-

The short-term nature of certain assets and liabilities result in their carrying value approximating fair value. These include cash and cash due from banks and other short-term assets, such as FHLB stock. Certain assets, the most significant being premises and equipment, mortgage servicing rights, deposits base, and other customer relationship intangibles, are not considered financial instruments and are not included above. Accordingly, this fair value information is not intended to, and does not, represent the Corporation’s underlying value. Many of these assets and liabilities that are subject to the disclosure requirements are not actively traded, requiring management to estimate fair values. These estimates necessarily involve the use of assumptions and judgment about a wide variety of factors, including but not limited to, relevancy of market prices of comparable instruments, expected futures cash flows, and appropriate discount rates.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

NOTE 31 – REVENUE FROM CONTRACTS WITH CUSTOMERS

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

Disaggregation of Revenue

The following table summarizes the Corporation’s revenue, which includes net interest income on financial instruments and non-interest income, disaggregated by type of service and business segments for the years ended December 31, 2019 and 2018:

(In thousands)	Mortgage Banking	Consumer (Retail) Banking	Commercial and Corporate	Treasury and Investments	United States Operations	Virgin Islands Operations	Total
Year ended December 31, 2019:
Net interest income (1)	$68,803	$244,535	$91,266	$73,626	$62,539	$26,312	$567,081
Service charges and fees on deposit accounts	-	14,534	5,811	-	631	2,940	23,916
Insurance commissions	-	9,621	-	-	67	498	10,186
Merchant-related income	-	4,120	466	-	-	1,049	5,635
Credit and debit card fees	-	19,014	104	-	43	1,744	20,905
Other service charges and fees	216	3,012	2,690	-	1,558	1,313	8,789
Not in scope of ASC Topic 606 (1)	16,609	1,428	2,643	(225)	508	178	21,141
Total non-interest income	16,825	51,729	11,714	(225)	2,807	7,722	90,572
Total Revenue	$85,628	$296,264	$102,980	$73,401	$65,346	$34,034	$657,653

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(In thousands)	Mortgage Banking	Consumer (Retail) Banking	Commercial and Corporate	Treasury and Investments	United States Operations	Virgin Islands Operations	Total
Year ended December 31, 2018:
Net interest income (1)	$79,389	$217,933	$78,675	$61,628	$59,056	$28,702	$525,383
Service charges and fees on deposit accounts	-	13,332	4,965	-	559	2,812	21,668
Insurance commissions	-	7,889	-	-	87	455	8,431
Merchant-related income	-	3,561	748	-	-	934	5,243
Credit and debit card fees	-	17,538	1,225	-	618	2,061	21,442
Other service charges and fees	252	4,391	1,280	71	1,351	525	7,870
Not in scope of Topic 606 (1)	16,821	995	(3,060)	2,434	405	61	17,656
Total non-interest income	17,073	47,706	5,158	2,505	3,020	6,848	82,310
Total Revenue	$96,462	$265,639	$83,833	$64,133	$62,076	$35,550	$607,693

(1)Most of the Corporation’s revenue is not within the scope of ASC Topic 606. The guidance explicitly excludes net interest income from financial assets and liabilities, as well as other non-interest income from loans, leases, investment securities and derivative financial instruments.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

For 2019 and 2018, substantially all of the Corporation’s revenue within the scope of ASC Topic 606 was related to performance obligations satisfied at a point in time.

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

Insurance Commissions

For insurance commissions, which include regular and contingent commissions paid to the Corporation’s insurance agency, the agreements contain a performance obligation related to the sale/issuance of the policy and ancillary administrative post-issuance support. The performance obligations are satisfied when the policies are issued, and revenue is recognized at that point in time. In addition, contingent commission income may be considered to be constrained, as defined under ASC Topic 606. Contingent commission income is included in the transaction price only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur or payments are received. For 2019 and 2018, the Corporation recognized revenue of $3.0 million and $2.4 million, respectively, at the time that payments were confirmed and constraints were released.

Merchant-related Income

For merchant-related income, the determination of which included the consideration of a 2015 sale of merchant contracts that involved sales of point of sale (“POS”) terminals and entry into a marketing alliance under a revenue-sharing agreement, the Corporation concluded that control of the POS terminals and merchant contracts was transferred to the customer at the contract’s inception. With respect to the related revenue-sharing agreement, the Corporation satisfies the marketing alliance performance obligation over the life of the contract, and recognizes the associated transaction price as the entity performs and any constraints over the variable consideration are resolved.

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

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Other Fees

Other fees primarily include revenues generated from wire transfers, lockboxes, and bank issuances of checks. The Corporation recognizes such fees concurrently with the event or on a monthly basis.

Contract Balances

A contract liability is an entity’s obligation to transfer goods or services to a customer in exchange for consideration from the customer. During 2019, the Bank entered into a growth agreement with an international card service association to expand the customer base and enhance product offerings. As part of this agreement, the Bank received a signing bonus of approximately $0.7 million. The contract requires the Bank to either launch a new debit card product by March 30, 2021 or maintain a ratio of over 50% of the portfolio with the related card service association by the end of year 2021. The Corporation recognized $0.7 million as a contract liability as the revenue is constrained to the fulfillment of either of the above conditions. In addition, as discussed above, during 2015, the Bank entered into a long-term strategic marketing alliance under a revenue-sharing agreement with another entity to which the Bank sold its merchant contracts portfolio and related POS terminals. Merchant services are marketed through FirstBank’s branches and offices in Puerto Rico and the Virgin Islands. Under the revenue-sharing agreement, FirstBank shares with this entity revenues generated by the merchant contracts over the term of the 10-year agreement. As of December 31, 2019 and 2018, these contract liabilities amounted to approximately $2.5 million and $2.1 million, respectively, which will be recognized over the remaining term of the contracts. For 2019 and 2018, the Corporation recognized revenue and its contract liabilities decreased by approximately $0.3 million due to the completion of performance over time. There were no changes in contract liabilities due to changes in transaction price estimates.

A contract asset is the right to consideration for transferred goods or services when the amount is conditioned on something other than the passage of time. As of December 31, 2019 and 2018, there were no contract assets from contracts with customers or contract assets recorded on the Corporation’s consolidated financial statements.

The following table show the activity of contract liabilities for the years ended December 31, 2019 and 2018:

(In thousands)	2019	2018
Beginning Balance	$2,071	$2,396
Plus:
Additions	730	-
Less:
Amortizations	(325)	(325)
Ending balance	$2,476	$2,071

Other

Except for the contract liabilities noted above, the Corporation did not have any significant performance obligations as of December 31, 2019. The Corporation also did not have any material contract acquisition costs and did not make any significant judgments or estimates in recognizing revenue for financial reporting purposes.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

NOTE 32 – SUPPLEMENTAL STATEMENT OF CASH FLOWS INFORMATION

Supplemental statement of cash flows information is as follows for the indicated periods:

	Year Ended December 31,
	2019	2018	2017
(In thousands)

Cash paid for:
Interest on borrowings	$107,010	$98,194	$93,634
Income tax	13,495	7,175	4,037
Operating cash flow from operating leases	10,219	-	-
Non-cash investing and financing activities:
Additions to OREO	40,398	48,767	47,711
Additions to auto and other repossessed assets	47,643	52,023	40,987
Capitalization of servicing assets	4,039	3,864	3,318
Loan securitizations	235,258	233,175	235,074
Loans held for investment transferred to held for sale	24,470	90,319	-
Loans held for sale transferred to held for investment	-	2,179	10,234
Property plant and equipment transferred to other assets	-	-	1,185
ROU asset obtained in exchange for operating lease liabilities	10,762	-	-
Adoption of lease accounting standard:
ROU assets operating leases	57,178	-	-
Operating lease liabilities	59,818	-	-

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

NOTE 33 – REGULATORY MATTERS, COMMITMENTS, AND CONTINGENCIES

The Corporation and FirstBank are each subject to various regulatory capital requirements imposed by the federal banking agencies. Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material adverse effect on the Corporation’s financial statements and activities. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation must meet specific capital guidelines that involve quantitative measures of the Corporation’s and FirstBank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Corporation’s capital amounts and classification are also subject to qualitative judgments and adjustment by the regulators with respect to minimum capital requirements, components, risk weightings, and other factors. As of December 31, 2019, and 2018, the Corporation and FirstBank exceeded the minimum regulatory capital ratios for capital adequacy purposes and FirstBank exceeded the minimum regulatory capital ratios to be considered a well capitalized institution under the regulatory framework for prompt corrective action. As of December 31, 2019, management does not believe that any condition has changed or event has occurred that would have changed the institution’s status.

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

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

On July 9, 2019, the agencies adopted a final rule that supersedes the regulatory capital transition rules and eliminates the transition provisions that are no longer operative. The final rule will be generally effective April 1, 2020 and eliminates: (i) the 10% common equity tier 1 capital deduction threshold, which applies individually to holdings of mortgage servicing assets, temporary difference deferred tax assets, and significant investments in the capital of unconsolidated financial institutions in the form of common stock; (ii) the 15% common equity tier 1 capital deduction threshold, which applies to the aggregate amount of such items; (iii) the 10% threshold for non-significant investments, which applies to holdings of regulatory capital of unconsolidated financial institutions; and (iv) the deduction treatment for significant investments in the capital of unconsolidated financial institutions that are not in the form of common stock. Instead of the current capital rule's treatments for mortgage servicing assets, temporary difference deferred tax assets, and investments in the capital of unconsolidated financial institutions, the final rule requires non-advanced approaches banking organizations to deduct from common equity tier 1 capital any amount of mortgage servicing assets, temporary difference deferred tax assets, and investments in the capital of unconsolidated financial institutions that individually exceeds 25% of common equity tier 1 capital of the banking organization (the 25% common equity tier 1 capital deduction threshold). The final rule retains the deferred requirement that a banking organization must apply a 250% risk weight to non-deducted mortgage servicing assets or temporary difference deferred tax assets.

The regulatory capital positions of the Corporation and FirstBank as of December 31, 2019 and 2018 were as follows:

	Regulatory Requirements
	Actual		For Capital Adequacy Purposes		To be Well-Capitalized Thresholds

	Amount	Ratio	Amount	Ratio	Amount	Ratio
(Dollars in thousands)
As of December 31, 2019
Total Capital (to
Risk-Weighted Assets)
First BanCorp.	$2,286,337	25.22%	$725,236	8.0%	N/A	N/A
FirstBank	$2,242,262	24.74%	$725,047	8.0%	$906,309	10.0%
Common Equity Tier 1 Capital
(to Risk-Weighted Assets)
First BanCorp.	$1,957,887	21.60%	$407,946	4.5%	N/A	N/A
FirstBank	$1,820,571	20.09%	$407,839	4.5%	$589,101	6.5%
Tier I Capital (to
Risk-Weighted Assets)
First BanCorp.	$1,993,991	22.00%	$543,927	6.0%	N/A	N/A
FirstBank	$2,128,571	23.49%	$543,785	6.0%	$725,047	8.0%
Leverage ratio
First BanCorp.	$1,993,991	16.15%	$493,786	4.0%	N/A	N/A
FirstBank	$2,128,571	17.26%	$493,242	4.0%	$616,552	5.0%

As of December 31, 2018
Total Capital (to
Risk-Weighted Assets)
First BanCorp.	$2,118,940	24.00%	$706,418	8.0%	N/A	N/A
FirstBank	$2,075,894	23.51%	$706,426	8.0%	$883,032	10.0%
Common Equity Tier 1 Capital
(to Risk-Weighted Assets)
First BanCorp.	$1,792,880	20.30%	$397,360	4.5%	N/A	N/A
FirstBank	$1,656,563	18.76%	$397,365	4.5%	$573,971	6.5%
Tier I Capital (to
Risk-Weighted Assets)
First BanCorp.	$1,828,984	20.71%	$529,814	6.0%	N/A	N/A
FirstBank	$1,964,563	22.25%	$529,819	6.0%	$706,426	8.0%
Leverage ratio
First BanCorp.	$1,828,984	15.37%	$475,924	4.0%	N/A	N/A
FirstBank	$1,964,563	16.53%	$475,490	4.0%	$594,362	5.0%

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following table summarizes commitments to extend credit and standby letters of credit as of the indicated dates:

	December 31,
	2019	2018
(In thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit:
Construction undisbursed funds	$185,569	$160,905
Unused personal lines of credit	722,761	722,510
Commercial lines of credit	533,230	455,344
Commercial letters of credit	82,281	69,664

Standby letters of credit	4,452	2,865

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

In general, commercial and standby letters of credit are issued to facilitate foreign and domestic trade transactions. Normally, commercial and standby letters of credit are short-term commitments used to finance commercial contracts for the shipment of goods. The collateral for these letters of credit includes cash or available commercial lines of credit. The fair value of commercial and standby letters of credit is based on the fees currently charged for such agreements, which, as of December 31, 2019 and 2018, was not significant.

The Corporation obtained from GNMA commitment authority to issue GNMA MBS. Under this program, for 2019, the Corporation sold approximately $235.3 million (2018 - $233.2 million) of FHA/VA mortgage loan production into GNMA MBS.

As of December 31, 2019, First BanCorp. and its subsidiaries were defendants in various legal proceedings, claims and other loss contingencies arising in the ordinary course of business. On at least a quarterly basis, the Corporation assesses its liabilities and contingencies in connection with threatened and outstanding legal proceedings, claims and other loss contingencies utilizing the latest information available. For legal proceedings, claims and other loss contingencies where it is both probable that the Corporation will incur a loss and the amount can be reasonably estimated, the Corporation establishes an accrual for the loss. Once established, the accrual is adjusted as appropriate to reflect any relevant developments. For legal proceedings, claims and other loss contingencies where a loss is not probable or the amount of the loss cannot be estimated, no accrual is established.

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

While the final outcome of legal proceedings, claims and other loss contingencies is inherently uncertain, based on information currently available, management believes that the final disposition of the Corporation’s legal proceedings, claims and other loss contingencies, to the extent not previously provided for, will not have a material adverse effect on the Corporation’s consolidated financial position as a whole.

If management believes that, based on available information, it is at least reasonably possible that a material loss (or material loss in excess of any accrual) will be incurred in connection with any legal contingencies, the Corporation discloses an estimate of the possible loss or range of loss, either individually or in the aggregate, as appropriate, if such an estimate can be made, or discloses that an estimate cannot be made. Based on the Corporation’s assessment as of December 31, 2019, no such disclosures were necessary.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

NOTE 34 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

The Corporation designates a derivative as a fair value hedge, cash flow hedge or economic undesignated hedge when it enters into the derivative contract. As of December 31, 2019 and 2018, all derivatives held by the Corporation were considered economic undesignated hedges. The Corporation records these undesignated hedges at fair value with the resulting gain or loss recognized in current earnings.

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

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following table summarizes the notional amounts of all derivative instruments as of the indicated dates:

	Notional Amounts (1)
	As of December 31,
	2019	2018
(In thousands)

Undesignated economic hedges:

Interest rate contracts:
Written interest rate cap agreements	$21,010	$68,510
Purchased interest rate cap agreements	21,010	68,510
Interest rate lock commitments	11,456	11,722
Forward Contracts:
Sale of TBA GNMA MBS pools	35,000	33,000
Forward loan sales commitments	6,418	6,339
	$94,894	$188,081

(1) Notional amounts are presented on a gross basis with no netting of offsetting exposure positions.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following table summarizes for derivative instruments their fair values and location in the consolidated statements of financial condition as of the indicated dates:

	Asset Derivatives			Liability Derivatives
	Statements of	December 31,	December 31,		December 31,	December 31,
	Financial Condition	2019	2018	Statements of	2019	2018
	Location	Fair Value	Fair Value	Financial Condition Location	Fair Value	Fair Value
(In thousands)

Undesignated economic hedges:
Interest rate contracts:
Written interest rate cap agreements	Other assets	$-	$-	Accounts payable and other liabilities	$11	$617
Purchased interest rate cap agreements	Other assets	11	623	Accounts payable and other liabilities	-	-
Interest rate lock commitments	Other assets	341	383		-	-
Forward Contracts:
Sales of TBA GNMA MBS pools	Other assets	-	-	Accounts payable and other liabilities	138	383
Forward loan sales commitments	Other assets	20	12		-	-
		$372	$1,018		$149	$1,000

The following table summarizes the effect of derivative instruments on the consolidated statements of income for the indicated periods:

		Gain (or Loss)
	Location of Unrealized Gain (loss)	Year ended
	on Derivative Recognized in	December 31,
	Statements of Income	2019	2018	2017
		(In thousands)

Undesignated economic hedges:
Interest rate contracts:
Written and purchased interest rate cap agreements	Interest income - Loans	$(6)	$22	$(2)
Interest rate lock commitments	Mortgage Banking Activities	224	383	-
Forward contracts:
Sales of TBA GNMA MBS pools	Mortgage Banking Activities	245	(371)	189
Forward loan sales commitments	Mortgage Banking Activities	8	12	-
Total gain on derivatives		$471	$46	$187

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

As of December 31, 2019, the Corporation had not entered into any derivative instrument containing credit-risk-related contingent features.

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

The Corporation had credit risk of $0.4 million as of December 31, 2019 (2018 — $1.0 million) related to derivative instruments with positive fair values. The credit risk does not consider the value of any collateral and the effects of legally enforceable master netting agreements. There were no credit losses associated with derivative instruments recognized in 2019, 2018, or 2017.

Market risk is the adverse effect that a change in interest rates or implied volatility rates has on the value of a financial instrument. The Corporation manages the market risk associated with interest rate contracts by establishing and monitoring limits as to the types and degree of risk that may be undertaken.

The MIALCO monitors Corporation’s derivative activities as part of its risk-management oversight of the Corporation’s treasury functions.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

NOTE 35 – OFFSETTING OF ASSETS AND LIABILITIES

The Corporation enters into master agreements with counterparties, primarily related to derivatives and repurchase agreements, that may allow for netting of exposures in the event of default. In an event of default, each party has a right of set-off against the other party for amounts owed under the related agreement and any other amount or obligation owed with respect to any other agreement or transaction between them. The following tables present information about the offsetting of financial assets and liabilities as well as derivative assets and liabilities, as of the indicated dates:

Offsetting of Financial Assets and Derivative Assets

As of December 31, 2019

			Net Amounts of Assets Presented in the Statement of Financial Condition
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition		Gross Amounts Not Offset in the Statement of Financial Condition
				Financial Instruments	Cash Collateral
						Net Amount
(In thousands)
Description
Derivatives	$11	$-	$11	$-	$(11)	$-
Securities purchased under agreement
to resell	200,000	(200,000)	-	-	-	-
Total	$200,011	$(200,000)	$11	$-	$(11)	$-

As of December 31, 2018
			Net Amounts of Assets Presented in the Statement of Financial Condition
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition		Gross Amounts Not Offset in the Statement of Financial Condition
				Financial Instruments	Cash Collateral
						Net Amount
(In thousands)
Description
Derivatives	$623	$-	$623	$-	$(623)	$-
Securities purchased under agreement
to resell	200,000	(200,000)	-	-	-	-
Total	$200,623	$(200,000)	$623	$-	$(623)	$-

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Offsetting of Financial Liabilities and Derivative Liabilities

As of December 31, 2019

Gross Amounts Not Offset in the Statement of Financial Condition
Net Amounts of Liabilities Presented in the Statement of Financial Condition
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition
				Financial Instruments	Cash Collateral
Net Amount
(In thousands)
Description
Securities purchased under agreement to repurchase	$300,000	$(200,000)	$100,000	$(100,000)	$-	$-

As of December 31, 2018
Gross Amounts Not Offset in the Statement of Financial Condition
Net Amounts of Liabilities Presented in the Statement of Financial Condition
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition
				Financial Instruments	Cash Collateral
As of December 31, 2018						Net Amount
(In thousands)
Description
Securities purchased under agreement to repurchase	$350,086	$(200,000)	$150,086	$(150,086)	$-	$-

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

NOTE 36 – SEGMENT INFORMATION

Based upon the Corporation’s organizational structure and the information provided to the Chief Executive Officer, the operating segments are based primarily on the Corporation’s lines of business for its operations in Puerto Rico, the Corporation’s principal market, and by geographic areas for its operations outside of Puerto Rico. As of December 31, 2019, the Corporation had six reportable segments: Commercial and Corporate Banking; Mortgage Banking; Consumer (Retail) Banking; Treasury and Investments; United States Operations; and Virgin Islands Operations. Management determined the reportable segments based on the internal structure used to evaluate performance and to assess where to allocate resources. Other factors, such as the Corporation’s organizational chart, nature of the products, distribution channels, and the economic characteristics of the products, were also considered in the determination of the reportable segments.

The Commercial and Corporate Banking segment consists of the Corporation’s lending and other services for large customers represented by specialized and middle-market clients and the public sector. The Commercial and Corporate Banking segment offers commercial loans, including commercial real estate and construction loans, and floor plan financings, as well as other products, such as cash management and business management services. The Mortgage Banking segment consists of the origination, sale, and servicing of a variety of residential mortgage loans. The Mortgage Banking segment also acquires and sells mortgages in the secondary markets. In addition, the Mortgage Banking segment includes mortgage loans purchased from other local banks and mortgage bankers. The Consumer (Retail) Banking segment consists of the Corporation’s consumer lending and deposit-taking activities conducted mainly through its branch network and loan centers. The Treasury and Investments segment is responsible for the Corporation’s investment portfolio and treasury functions that are executed to manage and enhance liquidity. This segment lends funds to the Commercial and Corporate Banking, Mortgage Banking, Consumer (Retail) Banking and United States Operations segments to finance their lending activities and borrows from those segments. The Consumer (Retail) Banking segment also lends funds to other segments. The interest rates charged or credited by Treasury and Investments and the Consumer (Retail) Banking segments are allocated based on market rates. The difference between the allocated interest income or expense and the Corporation’s actual net interest income from centralized management of funding costs is reported in the Treasury and Investments segment. The United States Operations segment consists of all banking activities conducted by FirstBank in the United States mainland, including commercial and retail banking services. The Virgin Islands Operations segment consists of all banking activities conducted by the Corporation in the USVI and BVI, including commercial and retail banking services.

The accounting policies of the segments are the same as those referred to in Note 1 - Nature of Business and Summary of Significant Accounting Policies, to the consolidated financial statements.

The Corporation evaluates the performance of the segments based on net interest income, the provision for loan and lease losses, non-interest income and direct non-interest expenses. The segments are also evaluated based on the average volume of their interest-earning assets less the allowance for loan and lease losses.

The following tables present information about the reportable segments for the indicated periods:

	Mortgage Banking	Consumer (Retail) Banking	Commercial and Corporate Banking	Treasury and Investments	United States Operations	Virgin Islands Operations	Total
(In thousands)
For the year ended December 31, 2019:
Interest income	$120,981	$216,066	$148,224	$63,175	$97,406	$30,045	$675,897
Net (charge) credit for transfer of funds	(52,178)	66,675	(56,958)	47,477	(5,016)	-	-
Interest expense	-	(38,206)	-	(37,026)	(29,851)	(3,733)	(108,816)
Net interest income	68,803	244,535	91,266	73,626	62,539	26,312	567,081
(Provision) release for loan and lease losses	(13,499)	(41,043)	17,565	-	(7,296)	4,048	(40,225)
Non-interest income (loss)	16,825	51,729	11,714	(225)	2,807	7,722	90,572
Direct non-interest expenses	(34,825)	(116,854)	(34,718)	(2,729)	(34,070)	(28,995)	(252,191)
Segment income	$37,304	$138,367	$85,827	$70,672	$23,980	$9,087	$365,237

Average earnings assets	$2,161,772	$1,960,352	$2,489,933	$2,487,084	$1,931,015	$467,252	$11,497,408

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	Mortgage Banking	Consumer (Retail) Banking	Commercial and Corporate Banking	Treasury and Investments	United States Operations	Virgin Islands Operations	Total
(In thousands)
For the year ended December 31, 2018:
Interest income	$127,042	$181,166	$138,706	$61,913	$83,971	$32,169	$624,967
Net (charge) credit for transfer of funds	(47,653)	65,092	(60,031)	44,540	(1,948)	-	-
Interest expense	-	(28,325)	-	(44,825)	(22,967)	(3,467)	(99,584)
Net interest income	79,389	217,933	78,675	61,628	59,056	28,702	525,383
Provision for loan and lease losses	(13,083)	(23,516)	(4,804)	-	(11,882)	(5,968)	(59,253)
Non-interest income	17,073	47,706	5,158	2,505	3,020	6,848	82,310
Direct non-interest expenses	(38,213)	(112,176)	(32,371)	(2,966)	(33,566)	(30,963)	(250,255)
Segment income (loss)	$45,166	$129,947	$46,658	$61,167	$16,628	$(1,381)	$298,185

Average earnings assets	$2,258,974	$1,636,002	$2,530,635	$2,552,130	$1,750,155	$537,574	$11,265,470

	Mortgage Banking	Consumer (Retail) Banking	Commercial and Corporate Banking	Treasury and Investments	United States Operations	Virgin Islands Operations	Total
(In thousands)
For the year ended December 31, 2017:
Interest income	$131,718	$173,690	$128,871	$48,071	$69,760	$36,313	$588,423
Net (charge) credit for transfer of funds	(45,759)	27,475	(36,904)	56,865	(1,677)	-	-
Interest expense	-	(25,240)	-	(49,577)	(18,902)	(3,153)	(96,872)
Net interest income	85,959	175,925	91,967	55,359	49,181	33,160	491,551
Provision for loan and lease losses	(47,713)	(53,778)	(33,296)	-	(3,644)	(5,823)	(144,254)
Non-interest income (loss)	12,825	43,924	7,176	(10,206)	2,664	6,004	62,387
Direct non-interest expenses	(36,403)	(108,165)	(35,142)	(3,376)	(32,197)	(26,994)	(242,277)
Segment income	$14,668	$57,906	$30,705	$41,777	$16,004	$6,347	$167,407

Average earnings assets	$2,451,655	$1,749,148	$2,489,948	$2,215,551	$1,525,191	$603,835	$11,035,328

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following table presents a reconciliation of the reportable segment financial information to the consolidated totals for the indicated periods:

	Year Ended December 31,
	2019	2018	2017
(In thousands)

Net income:
Total income for segments and other	$365,237	$298,185	$167,407
Other operating expenses (1)	(125,865)	(107,547)	(105,424)
Income before income taxes	239,372	190,638	61,983
Income tax expense (benefit)	71,995	(10,970)	(4,973)
Total consolidated net income	$167,377	$201,608	$66,956
Average assets:
Total average earning assets for segments	$11,497,408	$11,265,470	$11,035,328
Average non-earning assets	954,726	940,731	937,950
Total consolidated average assets	$12,452,134	$12,206,201	$11,973,278

(1)Expenses pertaining to corporate administrative functions that support the operating segment, but are not specifically attributable to or managed by any segment, are not included in the reported financial results of the operating segments. The unallocated corporate expenses include certain general and administrative expenses and related depreciation and amortization expenses.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following table presents revenues (interest income plus non-interest income) and selected balance sheet data by geography based on the location in which the transaction is originated as of indicated dates:

	2019	2018	2017
(In thousands)

Revenues:
Puerto Rico	$628,489	$581,269	$536,069
United States	100,213	86,991	72,424
Virgin Islands	37,767	39,017	42,317
Total consolidated revenues	$766,469	$707,277	$650,810

Selected Balance Sheet Information:
Total assets:
Puerto Rico	$10,059,890	$9,797,267	$9,871,272
United States	2,048,260	1,940,633	1,780,654
Virgin Islands	503,116	505,661	609,342
Loans:
Puerto Rico	$6,695,953	$6,586,033	$6,633,432
United States	1,879,346	1,834,088	1,665,448
Virgin Islands	466,383	481,188	584,576
Deposits:
Puerto Rico (1)	$6,422,864	$6,208,531	$6,268,056
United States (2)	1,661,657	1,519,362	1,637,941
Virgin Islands	1,263,908	1,266,821	1,116,634

(1)For 2019, 2018, and 2017, includes $243.4 million, $441.1 million, and $1.0 billion, respectively, of brokered CDs allocated to Puerto Rico operations.

(2)For 2019, 2018, and 2017 includes $191.7 million, $114.5 million, and $158.0 million, respectively, of brokered CDs allocated to the United States operations.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

NOTE 37- FIRST BANCORP. (HOLDING COMPANY ONLY) FINANCIAL INFORMATION

The following condensed financial information presents the financial position of First BanCorp at the holding company level only as of December 31, 2019 and 2018, and the results of its operations and cash flows for the years ended December 31, 2019, 2018, and 2017:

Statements of Financial Condition

	As of December 31,
	2019	2018
(In thousands)

Assets
Cash and due from banks	$16,895	$10,984
Money market investments	6,211	6,111
Other investment securities	285	285
Investment in First Bank Puerto Rico, at equity	2,362,182	2,179,655
Investment in First Bank Insurance Agency, at equity	24,995	17,780
Investment in FBP Statutory Trust I	1,963	1,963
Investment in FBP Statutory Trust II	3,561	3,561
Other assets	509	12,219
Total assets	$2,416,601	$2,232,558

Liabilities and Stockholders' Equity
Liabilities:
Other borrowings	$184,150	$184,150
Accounts payable and other liabilities	4,378	3,704
Total liabilities	188,528	187,854

Stockholders' equity	2,228,073	2,044,704
Total liabilities and stockholders' equity	$2,416,601	$2,232,558

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Statements of Income

	Year Ended December 31,
	2019	2018	2017
(In thousands)

Income
Interest income on money market investments	$233	$20	$20
Interest income on loans	-	105	-
Dividend income from banking subsidiaries	42,243	37,784	7,200
Dividend income from non-banking subsidiaries	-	-	3,000
Other income	283	275	262
	42,759	38,184	10,482

Expense
Other borrowings	9,424	8,983	8,284
Other operating expenses	2,131	2,489	3,175
	11,555	11,472	11,459

Gain on early extinguishment of debt	-	2,316	1,391

Income before income taxes and equity
in undistributed earnings of subsidiaries	31,204	29,028	414
Income tax provision	2,752	-	45
Equity in undistributed earnings of subsidiaries	138,925	172,580	66,587
Net income	$167,377	$201,608	$66,956

Other comprehensive income (loss), net of tax	47,179	(19,806)	13,775

Comprehensive income	$214,556	$181,802	$80,731

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Statements of Cash Flows

Year Ended December 31,
2019		2018	2017
(In thousands)

Cash flows from operating activities:
Net income	$167,377	$201,608	$66,956

Adjustments to reconcile net income to net cash
provided by operating activities:
Stock-based compensation	314	2,202	3,769
Equity in undistributed earnings of subsidiaries	(138,925)	(172,580)	(66,587)
Gain on early extinguishment of debt	-	(2,316)	(1,391)
Accretion of discount on loans	-	(4)	(14)
Net decrease (increase) in other assets	11,710	(8,417)	(8)
Net increase (decrease) in other liabilities	526	2,890	(201)
Net cash provided by operating activities	41,002	23,383	2,524

Cash flows from investing activities:
Principal collected on loans	-	191	50
Net cash provided by investing activities	-	191	50

Cash flows from financing activities:
Repurchase of common stock	(1,959)	(2,827)	(2,497)
Repayment of junior subordinated debentures	-	(21,434)	(5,930)
Dividends paid on common stock	(30,356)	(6,517)	-
Dividends paid on preferred stock	(2,676)	(2,676)	(2,676)
Net cash used in financing activities	(34,991)	(33,454)	(11,103)

Net increase (decrease) in cash and cash equivalents	6,011	(9,880)	(8,529)

Cash and cash equivalents at beginning of the year	17,095	26,975	35,504
Cash and cash equivalents at end of year	$23,106	$17,095	$26,975

Cash and cash equivalents include:
Cash and due from banks	$16,895	$10,984	$20,864
Money market instruments	6,211	6,111	6,111
	$23,106	$17,095	$26,975

NOTE 38 – SUBSEQUENT EVENTS

At the end of December 2019 and in early January 2020, the southwestern part of Puerto Rico was struck by a series of seismic events. The largest and most damaging of these events occurred on January 7, 2020, an earthquake that had a magnitude of 6.4 on the Modified Mercalli intensity scale. This earthquake and related aftershocks damaged several structures, including residences, historical buildings, and high-rise buildings in the affected areas. However, damages on the Corporation’s facilities and OREO properties in the affected areas were minor and we do not believe that such damages would be material to our financial position.

In working with borrowers affected by these events, the Corporation established a relief program that may provide deferred repayment arrangements, on a case by case basis, to those consumer and residential mortgage borrowers who were current or less than 90 days delinquent as of January 7, 2020 (less than 29 days delinquent for credit cards and other consumer credit lines), as well as commercial customers current in payments as of December 31, 2019. As of the date hereof, the Corporation has entered into deferred payment arrangements on 726 consumer loans totaling $14.5 million, 59 residential mortgage loans totaling $9.2 million, and two commercial mortgage loan of $55.7 million.

The Corporation has performed an evaluation of all other events occurring subsequent to December 31, 2019; management has determined that, other than the adoption of ASC 326, which is disclosed in Note 1 above, there were no events occurring in this period that require disclosure in or adjustment to the accompanying financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

Nothing to report.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

First BanCorp.’s management, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of First BanCorp.’s disclosure controls and procedures as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our CEO and CFO concluded that, as of December 31, 2019, the design and operation of the Corporation’s disclosure controls and procedures were effective and provide reasonable assurance that the information required to be disclosed by the Corporation in reports that the Corporation files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and reported to the Corporation’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management’s report on Internal Control over Financial Reporting is included in Item 8 and incorporated herein by reference. Management has conducted an assessment of the Corporation’s internal control over financial reporting as of December 31, 2019 based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon that assessment, management concluded that the Corporation’s internal control over financial reporting was effective as of December 31, 2019.

The effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2019 has been audited by Crowe LLP, an independent registered public accounting firm, as stated in their report included in Item 8 of this Form 10-K.

Changes in Internal Control over Financial Reporting

There have been no changes to the Corporation’s internal control over financial reporting during our most recent quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information in response to this item is incorporated herein by reference from the sections entitled “Information with Respect to Nominees Standing for Election as Directors and with respect to Executive Officers of the Corporation,” “Corporate Governance and Related Matters,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Audit Committee Report” contained in First BanCorp.’s definitive Proxy Statement for use in connection with its 2020 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed with the SEC within 120 days of the close of First BanCorp.’s 2019 fiscal year.

Item 11. Executive Compensation.

Information in response to this item is incorporated herein by reference from the sections entitled “Compensation Committee Interlocks and Insider Participation,” “Compensation of Directors,” “Compensation Discussion and Analysis,” “Executive Compensation Disclosure” and “Compensation Committee Report” in First BanCorp.’s Proxy Statement to be filed with the SEC within 120 days of the close of First BanCorp.’s 2019 fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information in response to this item is incorporated herein by reference from the section entitled “Security Ownership of Certain Beneficial Owners and Management” in First BanCorp.’s Proxy Statement to be filed with the SEC within 120 days of the close of First BanCorp.’s 2019 fiscal year and by reference to the section entitled “Securities authorized for issuance under equity compensation plans” in Part II, Item 5 of this Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information in response to this item is incorporated herein by reference from the sections entitled “Certain Relationships and Related Person Transactions” and “Corporate Governance and Related Matters” in First BanCorp.’s Proxy Statement to be filed with the SEC within 120 days of the close of First BanCorp.’s 2019 fiscal year.

Item 14. Principal Accounting Fees and Services.

Audit Fees

Information in response to this item is incorporated herein by reference from the section entitled “Audit Fees” and “Audit Committee Report” in First BanCorp.’s Proxy Statement to be filed with the SEC within 120 days of the close of First BanCorp.’s 2019 fiscal year.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) List of documents filed as part of this report.

(1) Financial Statements.

The following consolidated financial statements of First BanCorp., together with the reports thereon of First BanCorp.’s independent registered public accounting firm, Crowe LLP, dated March 2, 2020, and FirstBanCorp’s independent registered public accounting firm for its fiscal year ended December 31, 2017, KPMG LLP, are included in Item 8 of this report:

– Report of Crowe LLP, Independent Registered Public Accounting Firm.

– Report of KPMG LLP, Independent Registered Public Accounting Firm.

– Attestation Report of Crowe LLP, Independent Registered Public Accounting Firm on Internal Control over Financial Reporting.

–Consolidated Statements of Financial Condition as of December 31, 2019 and 2018.

–Consolidated Statements of Income for Each of the Three Years in the Period Ended December 31, 2019.

– Consolidated Statements of Comprehensive Income for Each of the Three Years in the Period Ended December 31, 2019.

– Consolidated Statements of Cash Flows for Each of the Three Years in the Period Ended December 31, 2019.

– Consolidated Statements of Changes in Stockholders’ Equity for Each of the Three Years in the Period Ended December 31, 2019.

– Notes to the Consolidated Financial Statements.

(2) Financial statement schedules.

All financial schedules have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(b) Exhibits listed in the Exhibit Index below are filed herewith as part of this Form 10-K and are incorporated herein by reference.

Item 16. Form 10-K Summary

Not applicable.

EXHIBIT INDEX

Exhibit No.	Description
2.1

Stock Purchase Agreement, dated October 21, 2019, among Santander Holdings USA, Inc., FirstBank Puerto Rico, and, solely for the purpose set forth therein, First BanCorp, incorporated by reference from Exhibit 2.1 of the Form 8-K filed on October 22, 2019. (1)

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

4.1	Description of First BanCorp. capital stock.
4.2

Amended and Restated Warrant, Annex A to the Exchange Agreement by and between First BanCorp and the United States Treasury dated as of July 7, 2010, incorporated by reference from Exhibit 10.2 of the Form 8-K filed on July 7, 2010.

10.1*	First BanCorp Omnibus Incentive Plan, as amended, incorporated by reference from Exhibit 99.1 to the Form S-8 filed by First BanCorp on June 21,2016.
10.2*	Employment Agreement—Aurelio Alemán, incorporated by reference from the Form 10-K for the year ended December 31, 1998 filed by First BanCorp on March 26, 1999.
10.3*	Amendment No. 1 to Employment Agreement—Aurelio Alemán, incorporated by reference from Exhibit 10.2 of the Form 10-Q for the quarter ended March 31, 2009 filed by First BanCorp on May 11, 2009.
10.4*	Amendment No. 2 to Employment Agreement—Aurelio Alemán, incorporated by reference from Exhibit 10.6 of the Form 10-K for the year ended December 31, 2009 filed by First BanCorp on March 2, 2010.
10.5*	Amended and Restated Employment Agreement—Lawrence Odell, incorporated by reference from Exhibit 10.1 of the Form 10-Q for the quarter ended June 30, 2012 filed by First BanCorp on August 9, 2012.
10.6*	Employment Agreement—Orlando Berges, incorporated by reference from Exhibit 10.1 of the Form 10-Q for the quarter ended June 30, 2009 filed by First BanCorp on August 11, 2009.
10.7*

Letter Agreement, dated as of January 16, 2009, and Securities Purchase Agreement, dated as of January 16, 2009, by and between First BanCorp and the United States Department of the Treasury, incorporated by reference from Exhibit 10.1 of the Form 8-K filed on January 20, 2009.

10.8*	Exchange Agreement by and between First BanCorp and the United States Treasury dated as of July 7, 2010, incorporated by reference from Exhibit 10.1 of the Form 8-K filed on July 7, 2010.
10.9*	Form of Restricted Stock Award Agreement incorporated by reference from Exhibit 10.23 to the Form S-1/A filed by First BanCorp on July 16, 2010.
10.10*	Letter Agreement between First BanCorp. and Roberto R. Herencia, incorporated by reference from Exhibit 10.1 of the Form 8-K/A filed by First BanCorp on November 2, 2011.

10.11*

Revised Non-management Chairman of the Board Compensation Structure, incorporated by reference from Exhibit 10.1 of the Form 10-Q for the quarter ended September 30, 2017 filed by First BanCorp. on November 9, 2017.

10.12*

Stock Purchase Agreement between First BanCorp and Roberto Herencia dated February 17, 2012, incorporated by reference from Exhibit 10.36 of the Form 10-K for the fiscal year ended December 31, 2011 filed by First BanCorp. on March 13, 2012.

10.13*	Non – Employee Director Compensation Structure, incorporated by reference from Exhibit 10.1 of the Form 10-Q for the quarter ended September 30, 2017 filed by First BanCorp on November 9, 2017.
10.14*	Offer Letter between First BanCorp and Robert T. Gormley incorporated by reference from Exhibit 10.1 of the Form 8-K filed on November 2, 2012.
10.15*	Offer Letter between First BanCorp and David I. Matson incorporated by reference from Exhibit 10.1 of the Form 8-K filed on October 1, 2013.
10.16*	Offer Letter between First BanCorp and Juan Acosta Reboyras incorporated by reference from Exhibit 10.1 of the Form 8-K filed on September 3, 2014.
10.17*	Offer Letter between First BanCorp and Luz A. Crespo incorporated by reference from Exhibit 10.1 of the Form 8-K filed on February 9, 2015.
10.18*	Offer Letter between First BanCorp and John A. Heffern incorporated by reference from Exhibit 10.1 of the Form 8-K filed on November 1, 2017.
10.19*	Form of First BanCorp Long-Term Incentive Award Agreement incorporated by reference from Exhibit 10.1 of the Form 10-Q for the quarter ended March 31, 2018.
10.20*	Form of Executive Employment Agreement executed by each executive officer incorporated by reference from Exhibit 10.1 of the Form 10-Q for the quarter ended June 30, 2018.
10.21*	Offer Letter between First BanCorp and Daniel E. Frye incorporated by reference from Exhibit 10.1 of the Form 8-K filed on August 31, 2018.
14.1	Code of Ethics for CEO and Senior Financial Officers, incorporated by reference from Exhibit 14.1 of the Form 10-K for the fiscal year ended December 31, 2008 filed by First BanCorp on March 2, 2009.
21.1	List of First BanCorp’s subsidiaries
23.1	Consent of Crowe LLP
23.2	Consent of KPMG LLP
31.1	Section 302 Certification of the CEO
31.2	Section 302 Certification of the CFO
32.1	Section 906 Certification of the CEO
32.2	Section 906 Certification of the CFO

Exhibit 101.INS	Inline XBRL Instance Document, filed herewith (2)
Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document, filed herewith (2)
Exhibit 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document, filed herewith (2)
Exhibit 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document, filed herewith (2)
Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document, filed herewith (2)
Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document, filed herewith (2)

_____________________________

(1) Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant will furnish a copy of any omitted schedule as a supplement to the Commission or its staff upon request.

(2) Filed herewith.

*Management contract or compensatory plan or agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

FIRST BANCORP.

By:	/s/ Aurelio Alemán	Date: 3/2/2020
Aurelio Alemán
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Aurelio Alemán	Date: 3/2/2020
Aurelio Alemán
President, Chief Executive Officer and Director

/s/ Orlando Berges	Date: 3/2/2020
Orlando Berges, CPA
Executive Vice President and Chief Financial Officer and Acting Chief Accounting Officer

/s/ Roberto R. Herencia	Date: 3/2/2020
Roberto R. Herencia,
Director and Chairman of the Board

/s/ José A. Menéndez-Cortada	Date: 3/2/2020
José A. Menéndez-Cortada, Director

/s/ Robert T. Gormley	Date: 3/2/2020
Robert T. Gormley,
Director

/s/ Luz A. Crespo	Date: 3/2/2020
Luz A. Crespo,
Director

/s/ Juan Acosta-Reboyras	Date: 3/2/2020
Juan Acosta-Reboyras,
Director

/s/ John A. Heffern	Date: 3/2/2020
John A. Heffern,
Director

/s/ Daniel E. Frye	Date: 3/2/2020
Daniel E. Frye,
Director

/s/ Tracey Dedrick	Date: 3/2/2020
Tracey Dedrick,
Director