Form 10-Q
period 2020-03-31
FIRST BANCORP /PR/
filed 2020-05-11
CIK 1057706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

Common stock: 218,157,639 shares outstanding as of May 1, 2020.

FIRST BANCORP.

INDEX PAGE

Forward Looking Statements

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the safe harbor created by such sections. When used in this Form 10-Q or future filings by First BanCorp. (the “Corporation,” “we,” “us,” or “our”) with the U.S. Securities and Exchange Commission (the “SEC”), in the Corporation’s press release or in other public or stockholder communications made by the Corporation, or in oral statements made on behalf of the Corporation by, or with the approval of, an authorized executive officer, the words or phrases “would,” “intends,” “will,” “expect,” “should,” “anticipate,” “look forward,” “believes,” and other terms of similar meaning or import in connection with any discussion of future operating, financial or other performance are meant to identify “forward-looking statements.”

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

Factors that could cause results to differ from those expressed in the Corporation’s forward-looking statements include, but are not limited to, risks described or referenced in Part II, Item 1A., “Risk Factors,” below and in Part I, Item 1A., “Risk Factors,” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Annual Report on Form 10-K”) and the following:

• uncertainties relating to the impact of the COVID-19 pandemic on the Corporation’s business, operations, employees, credit quality, financial condition and net income, including because of uncertainties as to the extent and duration of the pandemic and the impact of the pandemic on consumer spending, borrowing and saving habits, the underemployment and unemployment rates, the Puerto Rico economy and the global economy, as well as the risk that COVID-19 may exacerbate any other factor that could cause our actual results to differ materially from those expressed in or implied by any forward-looking statements;

• risks related to the effect on the Corporation and its customers of governmental, regulatory, or central bank responses to COVID-19 and the Corporation’s participation in any such responses or programs, such as the Paycheck Protection Program established by the Coronavirus Aid, Relief, and Economic Security (CARES) Act of 2020, including any judgments, claims, damages, penalties, fines or reputational damage resulting from claims or challenges against the Corporation by governments, regulators, customers or otherwise, relating to the Corporation’s participation in any such responses or programs;

• risks, uncertainties and other factors related to the proposed acquisition of Banco Santander Puerto Rico (“BSPR”), including the impact of the COVID-19 pandemic on the ability to obtain regulatory approvals and the timing of such regulatory action and the ability to meet other closing conditions to the acquisition on a timely basis; the risk that deposit attrition, customer loss and/or revenue loss prior to or following the acquisition may exceed expectations, including because of the impact of the COVID-19 pandemic on customers; the risk that significant costs, expenses, and resources associated with or in funding the acquisition may be higher than expected; the ability to successfully complete the integration of systems, procedures, and personnel of BSPR into FirstBank Puerto Rico (“FirstBank” or the “Bank”) that are necessary to make the transaction economically successful; the risk that the Corporation may not be able to effectively integrate BSPR into the Corporation’s internal control over financial reporting; and the risk that the cost savings and any other synergies from the acquisition may not be fully realized or may take longer to realize than expected;

• uncertainty as to the ultimate outcomes of actions taken, or those that may be taken, by the Puerto Rico government, or the oversight board established by the Puerto Rico Oversight, Management, and Economic Stability Act (“PROMESA”) to address the Commonwealth of Puerto Rico’s financial problems, including a court-supervised debt restructuring process similar to U.S. bankruptcy protection undertaken pursuant to Title III of PROMESA, the designation by the PROMESA oversight board of Puerto Rico municipalities as instrumentalities covered under PROMESA, the effects of measures included in the Puerto Rico government fiscal plan, or any revisions to it, on our clients and loan portfolios, and any potential impact from future economic or political developments in Puerto Rico;

• changes in economic and business conditions, including those caused by the COVID-19 pandemic or other global or regional health crises as well as past or future natural disasters, such as the earthquakes affecting Puerto Rico’s southern coast, that directly or indirectly affect the financial health of the Corporation’s customer base in the geographic areas we serve and may result in increased costs or losses of property and equipment and other assets;

• the impact that a slowing economy and increased unemployment may have on the performance of our loan and lease portfolio, the market price of our investment securities, the availability of sources of funding and the demand for our products;

• uncertainty as to the timing of the receipt of disaster relief funds allocated to Puerto Rico;

• a decrease in demand for the Corporation’s products and services, resulting in lower revenues and earnings because of the continued economic recession in Puerto Rico;

• uncertainty as to the availability of certain funding sources, such as brokered CDs;

• the deteriorating weakness of the real estate markets and of the consumer and commercial sectors, which may be exacerbated by the unemployment and government restrictions imposed as a result of the COVID-19 pandemic and their impact on the credit quality of the Corporation’s loans and other assets, which have contributed and may continue to contribute to, among other things, higher than targeted levels of non-performing assets, charge-offs and provisions for credit losses, and may subject the Corporation to further risk from loan defaults and foreclosures;

• the impact of changes in accounting standards or assumptions in applying those standards, including the continuing impact of the COVID-19 pandemic on the determination of the allowance for credit losses required by the new CECL accounting standard effective since January 1, 2020;

• the ability of FirstBank to realize the benefits of its net deferred tax assets;

• the ability of FirstBank to generate sufficient cash flow to make dividend payments to the Corporation;

• adverse changes in general economic conditions in Puerto Rico, the United States (the “U.S.”), the U.S. Virgin Islands (the “USVI”), and the British Virgin Islands (the “BVI”), including the interest rate environment, market liquidity, housing absorption rates, real estate prices, and disruptions in the U.S. capital markets, including as a result of the COVID-19 pandemic, which may further reduce interest margins, affect funding sources and demand for all of the Corporation’s products and services, and reduce the Corporation’s revenues and earnings and the value of the Corporation’s assets;

• uncertainty related to the effect of the discontinuation of the London Interbank Offered Rate at the end of 2021;

• an adverse change in the Corporation’s ability to attract new clients and retain existing ones;

• the risk that additional portions of the unrealized losses in the Corporation’s investment portfolio are determined to be other-than-temporary, including additional impairments on the Corporation’s remaining $8.1 million exposure to the Puerto Rico government’s debt securities held as part of the available-for-sale securities portfolio;

• uncertainty about legislative, tax or regulatory changes that affect financial services companies in Puerto Rico, the U.S., and the USVI and BVI, which could affect the Corporation’s financial condition or performance and could cause the Corporation’s actual results for future periods to differ materially from prior results and anticipated or projected results;

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

• the risk of possible failure or circumvention of the Corporation’s internal controls and procedures and the risk that the Corporation’s risk management policies may not be adequate;

• the Corporation’s ability to identify and address cyber-security incidents, such as data security breaches, malware, “denial of service” attacks, “hacking” and identity theft, a failure of which could disrupt our business, may result in misuse or misappropriation of confidential or proprietary information, and could result in the disruption or damage to our systems, increased costs and losses or an adverse effect to our reputation;

• the risk that the FDIC may increase the deposit insurance premium and/or require special assessments to replenish its insurance fund, causing an additional increase in the Corporation’s non-interest expenses;

• the impact on the Corporation’s results of operations and financial condition of business acquisitions, such as the pending acquisition of BSPR, and dispositions;

• a need to recognize impairments on the Corporation’s financial instruments, goodwill and other intangible assets relating to business acquisitions, including as a result of the COVID-19 pandemic;

• the effect of changes in the interest rate environment, including as a result of the impact of the COVID-19 pandemic on the global economy, on the Corporation’s businesses, business practices and results of operations;

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

FIRST BANCORP.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	March 31, 2020	December 31, 2019
(In thousands, except for share information)
ASSETS
Cash and due from banks	$990,007	$546,391
Money market investments:
Time deposits with other financial institutions	300	300
Other short-term investments	97,408	97,408
Total money market investments	97,708	97,708

Investment securities available for sale, at fair value:
Securities pledged with creditors' right to repledge	323,772	130,165
Other investment securities available for sale	1,608,406	1,993,360
Total investment securities available for sale, at fair value (amortized cost 2020-
$1,875,677; 2019 - $2,109,008; allowance for credit losses of $368 as of March 31, 2020)	1,932,178	2,123,525

Investment securities held to maturity, at amortized cost, net of allowance for credit losses
of $9,268 as of March 31, 2020 (fair value 2020 - $111,162; 2019 $110,374)	129,266	138,675

Equity securities	39,630	38,249
Loans, net of allowance for credit losses of $292,774
(2019 - $155,139)	8,746,173	8,847,066
Loans held for sale, at lower of cost or market	12,046	39,477
Total loans, net	8,758,219	8,886,543
Premises and equipment, net	149,863	149,989
Other real estate owned (“OREO”)	99,674	101,626
Accrued interest receivable on loans and investments	49,425	50,205
Deferred tax asset, net	307,829	264,842
Other assets	494,178	213,513
Total assets	$13,047,977	$12,611,266
LIABILITIES
Non-interest-bearing deposits	$2,404,932	$2,367,856
Interest-bearing deposits	7,157,381	6,980,573
Total deposits	9,562,313	9,348,429

Loans payable	60,000	-
Securities sold under agreements to repurchase	300,000	100,000
Advances from the Federal Home Loan Bank (“FHLB”)	565,000	570,000
Other borrowings	184,150	184,150
Accounts payable and other liabilities	176,763	180,614
Total liabilities	10,848,226	10,383,193

STOCKHOLDERSʼ EQUITY
Preferred stock, authorized, 50,000,000 shares:
Non-cumulative Perpetual Monthly Income Preferred Stock:
22,004,000 shares issued, 1,444,146 shares outstanding, aggregate liquidation value of $36,104	36,104	36,104
Common stock, $0.10 par value, authorized, 2,000,000,000 shares;
222,955,394 shares issued (2019 - 222,103,721 shares issued)	22,296	22,210
Less: Treasury stock (at par value)	(480)	(474)
Common stock outstanding, 218,160,725 shares outstanding (2019 - 217,359,337 shares outstanding)	21,816	21,736
Additional paid-in capital	942,516	941,652
Retained earnings, includes legal surplus reserve of $97,586
as of March 31, 2020 and December 31, 2019	1,150,199	1,221,817
Accumulated other comprehensive income, net of tax of $7,752 as of March 31, 2020 and December 31, 2019	49,116	6,764
Total stockholdersʼ equity	2,199,751	2,228,073
Total liabilities and stockholdersʼ equity	$13,047,977	$12,611,266
The accompanying notes are an integral part of these statements.

FIRST BANCORP.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Quarter Ended
	March 31, 2020	March 31, 2019
(In thousands, except per share information)
Interest and dividend income:
Loans	$147,126	$147,625
Investment securities	15,876	16,018
Money market investments and interest-bearing cash accounts	2,262	2,829
Total interest income	165,264	166,472
Interest expense:
Deposits	19,654	17,492
Loans payable	3	-
Securities sold under agreements to repurchase	1,918	2,548
Advances from FHLB	3,008	3,785
Other borrowings	2,032	2,466
Total interest expense	26,615	26,291
Net interest income	138,649	140,181
Provision for credit losses:
Loans and Finance Leases	74,045	11,820
Unfunded loan commitments	1,819	(412)
Debt securities	1,502	-
Provision for credit losses	77,366	11,408
Net interest income after provision for credit losses	61,283	128,773
Non-interest income:
Service charges and fees on deposit accounts	5,957	5,716
Mortgage banking activities	3,788	3,627
Net gain on sales of investments	8,247	-
Insurance commission income	4,582	4,250
Other non-interest income	7,626	8,950
Total non-interest income	30,200	22,543
Non-interest expenses:
Employees' compensation and benefits	42,859	39,296
Occupancy and equipment	15,127	16,055
Business promotion	3,622	3,706
Professional fees	11,793	10,310
Taxes, other than income taxes	3,880	3,820
FDIC deposit insurance	1,522	1,698
Net loss on OREO and OREO expenses	1,188	3,743
Credit and debit card processing expenses	3,950	4,154
Communications	1,877	1,752
Merger and restructuring costs	845	-
Other non-interest expenses	5,521	5,850
Total non-interest expenses	92,184	90,384

(Loss) income before income taxes	(701)	60,932

Income tax (benefit) expense	(2,967)	17,618

Net income	$2,266	$43,314

Net income attributable to common stockholders	$1,597	$42,645

Net income per common share:

Basic	$0.01	$0.20
Diluted	$0.01	$0.20

The accompanying notes are an integral part of these statements.

FIRST BANCORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Quarter Ended
	March 31,	March 31,
	2020	2019
(In thousands)

Net income	$2,266	$43,314

Other comprehensive income:
Unrealized (loss) gain on debt securities for which credit losses has been recognized	(176)	9
Reclassification adjustment for provision for credit loss expense	368	-
Reclassification adjustment for net gain included in net income on sales of
available-for-sale securities with no credit losses previously recognized	(8,247)	-
All other unrealized holding gains on available-for-sale securities	50,407	20,501
Other comprehensive income for the period	42,352	20,510
Total comprehensive income	$44,618	$63,824

The accompanying notes are an integral part of these statements.

FIRST BANCORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Quarter Ended
	March 31, 2020	March 31, 2019
(In thousands)
Cash flows from operating activities:
Net income	$2,266	$43,314
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,486	4,449
Amortization of intangible assets	713	799
Provision for credit losses	77,366	11,408
Deferred income tax (benefit) expense	(11,654)	13,900
Stock-based compensation	1,142	1,018
Gain on sales of investment securities	(8,247)	-
Unrealized gain on derivative instruments	(17)	(589)
Net loss (gain) on disposals or sales of premises and equipment and other assets	15	(17)
Net gain on sales of loans	(2,538)	(1,536)
Net amortization/accretion of premiums, discounts, and deferred loan fees and costs	(1,369)	(2,023)
Originations and purchases of loans held for sale	(62,989)	(74,225)
Sales and repayments of loans held for sale	92,586	78,654
Amortization of broker placement fees	158	189
Net amortization/accretion of premiums and discounts on investment securities	1,307	39
Increase in accrued interest receivable	(197)	(669)
Increase in accrued interest payable	523	736
Decrease in other assets	6,400	14,176
Decrease in other liabilities	(8,419)	(6,641)
Net cash provided by operating activities	91,532	82,982

Cash flows from investing activities:

Net (disbursements) repayments on loans held for investment	(68,997)	(175,142)
Proceeds from sales of loans held for investment	3,610	4,998
Proceeds from sales of repossessed assets	8,966	11,250
Purchases of available-for-sale securities	(147,801)	-
Proceeds from principal repayments and maturities of available-for-sale securities	104,188	57,809
Proceeds from principal repayments of held-to-maturity securities	141	142
Additions to premises and equipment	(4,375)	(4,046)
Net purchases/redemptions of other investment securities	(1,352)	100
Proceeds from sales of premises and equipment and other assets	-	18
Net cash used in investing activities	(105,620)	(104,871)

Cash flows from financing activities:
Net increase in deposits	214,408	84,436
Net increase (decrease) in short-term borrowings	55,000	(50,086)
Proceeds from long-term reverse repurchase agreements	200,000	-
Repurchase of outstanding common stock	(198)	(1,882)
Dividends paid on common stock	(10,837)	(6,538)
Dividends paid on preferred stock	(669)	(669)
Net cash provided by financing activities	457,704	25,261
Net increase in cash and cash equivalents	443,616	3,372
Cash and cash equivalents at beginning of period	644,099	586,203
Cash and cash equivalents at end of period	$1,087,715	$589,575

Cash and cash equivalents include:
Cash and due from banks	$990,007	$581,838
Money market instruments	97,708	7,737
	$1,087,715	$589,575

The accompanying notes are an integral part of these statements.

FIRST BANCORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

	Quarter Ended
	March 31,	March 31,
	2020	2019
(In thousands)

Preferred Stock	$36,104	$36,104

Common Stock Outstanding:
Balance at beginning of period	21,736	21,724
Common stock withheld for taxes	(5)	(17)
Restricted stock grants	85	26
Balance at end of period	21,816	21,733

Additional Paid-In-Capital:
Balance at beginning of period	941,652	939,674
Stock-based compensation	1,142	1,018
Common stock withheld for taxes	(193)	(1,865)
Restricted stock grants	(85)	(26)
Balance at end of period	942,516	938,801

Retained Earnings:
Balance at beginning of period	1,221,817	1,087,617
Impact of adoption of Accounting Standards Update No. ("ASU") 2016-13 (See Note 1)	(62,322)	-
Balance at beginning of period (as adjusted for impact of adoption of ASU 2016-13)	1,159,495	-
Net income	2,266	43,314
Dividends on common stock (2020 - $ 0.05 per share; 2019 - $ 0.03 per share)	(10,893)	(6,538)
Dividends on preferred stock	(669)	(669)
Balance at end of period	1,150,199	1,123,724

Accumulated Other Comprehensive Income (Loss), net of tax:
Balance at beginning of period	6,764	(40,415)
Other comprehensive income, net of tax	42,352	20,510
Balance at end of period	49,116	(19,905)

Total stockholdersʼ equity	$2,199,751	$2,100,457

The accompanying notes are an integral part of these statements.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The Consolidated Financial Statements (unaudited) of First BanCorp. (the “Corporation”) have been prepared in conformity with the accounting policies stated in the Corporation’s Audited Consolidated Financial Statements included in the 2019 Annual Report on Form 10-K and accounting policies affected by the adoption, on January 1, 2020, of Accounting Standards Update No. (“ASU”) 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as amended (“ASC 326”), as further described below. Certain information and note disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted from these statements pursuant to the rules and regulations of the SEC and, accordingly, these financial statements should be read in conjunction with the Audited Consolidated Financial Statements of the Corporation for the year ended December 31, 2019, which are included in the 2019 Annual Report on Form 10-K. All adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the statement of financial position, results of operations and cash flows for the interim periods have been reflected. All significant intercompany accounts and transactions have been eliminated in consolidation.

The results of operations for the quarter ended March 31, 2020 are not necessarily indicative of the results to be expected for the entire year.

Risks and Uncertainties related to COVID-19

On March 11, 2020, the outbreak of COVID-19 (coronavirus) caused by a novel strain of the coronavirus was recognized as a pandemic by the World Health Organization, and since then has widely spread to many countries, including in the markets in which the Corporation operates. The COVID-19 pandemic has severely restricted the level of economic activity in the Corporation’s markets. In response to the COVID-19 pandemic, the Puerto Rico’s Governor issued a stay-at-home order on March 15, 2020, which she subsequently extended until May 3, 2020. In addition to mandating that every citizen stay at home except for certain essential activities, the order set out a nightly curfew and a lockdown of non-essential businesses. Since March 31, 2020, the governor instituted additional restrictive measures, including limiting travel by car, the use of protective equipment, such as masks, the maintenance of a distance of at least six feet between citizens, and a curfew between 7 p.m. to 5 a.m. Although some of these restrictions have been modified, the full lockdown of non-essential businesses continued until May 3, 2020 and the stay-at-home order and the curfew was extended until May 25, 2020. On May 1, 2020, Puerto Rico’s Governor announced a gradual reopening of the economy, allowing the reopening on May 4, 2020 of sectors such as mortgage financial services, insurance, and professional services including lawyers, engineers, accountants and dental offices. On May 11, 2020, the construction and manufacturing sectors will be allowed to resume operations. Other sectors, such as retail trade and auto sales, are expected to be allowed to reopen in mid to late May 2020, depending on how the COVID-19 trends in Puerto Rico cases develop over the upcoming weeks. As of May 2, 2020, 1,757 people in 73 municipalities in Puerto Rico had tested positive for COVID-19 and 95 people’ deaths were related to the illness, according to data provided by the Puerto Rico government.

The Corporation’s businesses in the other jurisdictions in which it operates have also been adversely affected. On March 26, 2020 the Florida Governor issued a stay-at-home order, and the state is expected to reopen essential operations through a phase-in process beginning on May 4, 2020. Additionally, in the U.S. Virgin Islands, the government issued a stay-at-home order on March 23, 2020, and the territory announced a plan for a phased reopening of non-essential businesses beginning on May 4, 2020.

The Corporation’s business, financial condition and results of operations generally rely upon the ability of the Corporation’s borrowers to repay their loans, the value of collateral underlying the Corporation’s secured loans, and demand for loans and other products and services the Corporation offers, which are highly dependent on the business environment in the Corporation’s primary markets where it operates. Governments globally intervened with fiscal policy to mitigate the impact, including the Coronavirus Aid, Relief, and Economic Security (CARES) Act in the U.S., which aimed to provide economic relief to businesses and individuals. Some of these provisions may improve the ability of impacted borrowers to pay their loans, including direct cash payments to eligible taxpayers below specified income limits, including Puerto Rico residents, expanded unemployment insurance benefits and eligibility, and relief designed to prevent layoffs and business closures at small businesses. In addition, the Puerto Rico Government and the PROMESA oversight board has allocated more than $900 million aimed to stimulate the Puerto Rico economy and provide cash flow relief to those affected by the COVID-19 pandemic.

The COVID-19 pandemic, and governmental, regulatory authorities, and societal responses have also affected the Corporation’s financial results. The COVID-19 pandemic and its associated impacts on trade (including supply chains and export levels), travel, underemployment and unemployment, consumer spending, residential and commercial construction and other economic activities has resulted in less economic activity, lower equity market valuations and significant volatility and disruption in financial markets. For instance, on March 3, 2020, the Federal Reserve reduced the target federal funds rate by 50 basis points, followed by an additional reduction of 100 basis points on March 16, 2020. These reductions in interest rates and economic uncertainties, as a result of the spread of COVID-19, have adversely affected and might further adversely affect the Corporation’s results of operations. The Corporation may experience other financial impacts, though such potential impacts are unknown at this time.

Financial results for the quarter ended March 31, 2020 included the effect of a reserve build of $59.8 million (i.e., the amount by which the provision for credit losses of $77.4 million exceeds net charge-offs of $17.6 million), driven by the effect of the COVID-19 pandemic on forecasted economic conditions considered for the determination of the Allowance for Credit Losses (“ACL”), as further discussed below. In addition to the impact of COVID-19 on the Corporation’s ACL, the COVID-19 pandemic and the various stay-at-home and lockdown orders have resulted in a reduction of the Corporation’s transaction fee income, such as that from credit and debit cards, automated teller machines (ATMs), and point-of-sale transactions, as well as the Corporation’s volume of loan originations and closings. In working with borrowers affected by the COVID-19 pandemic, the Corporation implemented payment deferral programs to alleviate the hardships being experienced by the Corporation’s borrowers. The payment deferral programs, which the Corporation implemented in March 2020, provided deferred repayment arrangements across-the-board up to June 30, 2019 to consumer borrowers (i.e., residential mortgage, personal loans, auto loans, finance leases, small loans, and credit cards) who qualify for the program based, among other things, on the delinquency status of the loan on March 16, 2019, and who did not make their payment corresponding to the month of March, with the possibility of extension up to August 31, 2020, if needed. For commercial loans, any request for payment deferral is analyzed on a case by case basis.As of May 7, 2020, the Corporation had deferred repayment arrangements related to approximately 7,064 residential mortgage loans totaling $931.5 million, 93,629 consumer loans totaling $1.0 billion, and 741 commercial and construction loans totaling $1.8 billion. In accordance with interagency guidance issued in March 2020, these short-term deferrals are not considered troubled debt restructurings (“TDRs”) unless the borrower was previously experiencing financial difficulty and the concession granted was considered significant in relation to the exposure, based on criteria established in Accounting Standards Codification (“ASC”) Subtopic 310-40. In addition, the risk-rating on COVID-19 modified loans did not change, and these loans will not be considered past due after the deferral period if the borrowers resume their scheduled payments. The credit quality of these loans will be reevaluated after the deferral period ends.

In addition, as a certified Small Business Administration (“SBA”) lender, the Corporation is participating in the SBA Paycheck Protection Program (“PPP”) to help provide loans to the Corporation’s small business customers to provide them with additional working capital. As of May 7, 2020, the Corporation has received approval from the SBA for 3,792 applications received since April 3, 2020, the first date on which small business customers could apply for such loans, totaling approximately $350.6 million, of which approximately $313.2 million has already been funded.

As of March 31, 2020, the Corporation’s and the Bank’s capital ratios were well in excess of all regulatory requirements and the Corporation maintains high liquidity levels with the cash and liquid securities total assets ratio exceeding 17.5%, compared to 15.8% as of December 31, 2019. As of May 7, 2020, the Corporation has approximately $383.7 million in available unused lines at the Federal Home Loan Bank, and the Primary Credit FED Discount Window Program has been activated as an alternate source of liquidity with approximately $973.2 million of availability, if needed.

While most industries have and will continue to experience adverse impacts as a result of the COVID-19 pandemic in the immediate future, higher increases in the allowance for credit losses were made for loans in the accommodation, retail real estate, and transportation industries. The exposure to these industries represents approximately 28% of the total construction and commercial loan portfolio as of March 31, 2020. We continue to monitor unfunded commitments through the pandemic, for evidence of increased credit exposure as borrowers utilize these lines for liquidity, however, the amount of draws has not increased significantly due to the COVID-19 pandemic.

The ultimate extent of the impact of the COVID-19 pandemic on the Corporation’s business, financial condition and results of operations is currently uncertain and will depend on various developments and other factors, including, among others, the duration and scope of the pandemic, as well as governmental, regulatory and private sector responses to the pandemic, and the associated impacts on the economy, financial markets and our clients, employees and vendors.

Adoption of New Accounting Requirements and Recently Issued but Not Yet Effective Accounting Requirements

Accounting for Financial Instruments – Credit Losses

On January 1, 2020, the Corporation adopted ASC 326, which replaces the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology to estimate the allowance for credit losses (the “ACL”) for the remaining estimated life of certain financial assets. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loans held for investment and held-to-maturity debt securities. It also applies to off-balance sheet credit exposures not accounted for as insurance (e.g., unfunded loan commitments, standby letters of credit, financial guarantees, and other similar instruments). In addition, ASC 326 made changes to the accounting for available-for-sale debt securities. One such change is to require credit losses to be presented as an allowance rather than as a write-down on available-for-sale debt securities that management does not intend to sell or believes that it is more likely than not they will not be required to sell.

The Corporation adopted ASC 326 using the modified retrospective method for financial assets measured at amortized cost, including loans held for investment and held-to-maturity debt securities, and off-balance sheet credit exposures. Results for reporting periods beginning after January 1, 2020 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP.

The following table illustrates the transition adjustment impact of ASC 326:

(In thousands)	January 1, 2020
	ACL Under ASC 326	Pre-ASC 326	Impact of ASC 326
	Adoption Date	Adoption	Adoption

Assets:
ACL on debt securities held to maturity	$8,134	$-	$8,134

ACL on Loans and Finance Leases
Residential mortgage loans	$94,643	$44,806	$49,837
Commercial mortgage loans	19,888	39,194	(19,306)
Commercial and Industrial loans	29,929	15,198	14,731
Construction loans	3,167	2,370	797
Consumer loans	88,677	53,571	35,106
Total ACL on loans and finance leases	236,304	155,139	81,165

Liabilities:
ACL on off-balance sheet credit exposure	$3,922	$-	$3,922

Pre-tax effect in beginning retained earnings	$248,360	$155,139	$93,221

Balance sheet reclassification (1)			434

Tax effect			$(31,333)

After-tax effect in beginning retained earnings			$62,322

(1) Reflects the effect of the release of the excess of the previously-established ACL for loans purchased with credit deterioration (“PCD”) over the ACL determined for such loans following the CECL methodology, which resulted in a corresponding decrease to loans.

The Corporation adopted ASC 326 using the prospective transition approach for PCD loans that were previously classified as purchased credit impaired (“PCI”) loans and accounted for under ASC Topic 310-30 (ASC 310-30). As allowed by ASC 326, the Corporation elected to maintain pools of loans accounted for under ASC 310-30 as “units of accounts,” conceptually treating each pool as a single asset. As of March 31, 2020, such PCD loans consisted of $131.5 million of residential mortgage loans and $2.5 million of commercial mortgage loans acquired by the Corporation as part of previously completed asset acquisitions. These previous transactions include a transaction closed on February 27, 2015, in which FirstBank acquired 10 Puerto Rico branches of Doral Bank, acquired certain assets, including PCD loans, and assumed deposits, through an alliance with Banco Popular of Puerto Rico, which was the successful lead bidder with the FDIC on the failed Doral Bank, as well as other co-bidders, and the acquisition from Doral Financial in the first quarter of 2014 of all of its rights, title and interest in first and second residential mortgage loans in full satisfaction of secured borrowings owed by such entity to FirstBank. As the Corporation is electing to maintain pools of units of account for loans previously accounted for under ASC 310-30, the Corporation is not able to remove loans from the pools until they are paid off, written off or sold (consistent with the previous practice), but is required to follow ASC 326 for purposes of ACL. Regarding interest income recognition, the prospective transition approach for PCD loans was applied at a pool level, which froze the effective interest rate of the pools as of January 1, 2020. According to regulatory guidance, the determination of nonaccrual or accrual status for PCD loans that the Corporation has elected to maintain in previously existing pools pursuant to the policy election right upon adoption of ASC 326 should be made at the pool level, not the individual asset level. In addition, the guidance provides that the Corporation can continue accruing interest and not report the PCD loans as being in nonaccrual status if the following criteria are met: (i) the Corporation can reasonably estimate the timing and amounts of cash flows expected to be collected, and (ii) the Corporation did not acquire the asset primarily for the rewards of ownership of the underlying collateral, such as use of collateral in operations or improving the collateral for resale. Thus, the Corporation continues to exclude these pools of PCD loans from nonaccrual loan statistics. In accordance with ASC 326, the Corporation did not reassess whether modifications to individual acquired loans accounted for within pools were TDR as of the date of adoption.

The Corporation adopted ASC 326 using the prospective transition approach for debt securities for which other-than-temporary impairment (“OTTI”) had been recognized prior to January 1, 2020, such as available-for-sale private label mortgage-backed securities (“MBS”). As a result, the amortized cost basis for such debt securities remains the same before and after the effective date of ASC 326. The effective interest rate on these debt securities was not changed. Amounts previously recognized in accumulated other comprehensive income (“OCI”) as of January 1, 2020 relating to improvements in cash flows expected to be collected will be accreted into income over the remaining life of the asset. Recoveries of amounts previously written off relating to improvements in cash flows after January 1, 2020 will be recorded in earnings when received.

Significant Accounting Policies affected by the adoption of ASC 326

Investment securities: The Corporation classifies its investments in debt and equity securities into one of four categories:

Held-to-maturity — Securities that the entity has the intent and ability to hold to maturity. These securities are carried at amortized cost. The Corporation may not sell or transfer held-to-maturity securities without calling into question its intent to hold other debt securities to maturity, unless a nonrecurring or unusual event that could not have been reasonably anticipated has occurred.

Trading — Securities that are bought and held principally for the purpose of selling them in the near term. These securities are carried at fair value, with unrealized gains and losses reported in earnings. As of March 31, 2020 and December 31, 2019, the Corporation did not hold investment securities for trading purposes.

Available-for-sale — Securities not classified as held-to-maturity or trading. These securities are carried at fair value, with unrealized holding gains and losses, net of deferred taxes, reported in OCI as a separate component of stockholders’ equity. The unrealized holding gains and losses, do not affect earnings until they are realized, or an ACL is recorded.

Equity securities — Equity securities that do not have readily available fair values are classified as equity securities in the consolidated statements of financial condition. These securities are stated at the lower of cost or realizable value. This category is principally composed of FHLB stock that is owned by the Corporation to comply with FHLB regulatory requirements. The realizable value of the stock equals its cost. Also included in this category are marketable equity securities held at fair value with changes in unrealized gains or losses recorded through earnings pursuant to the requirements of ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities.

Premiums and discounts on debt securities are amortized as an adjustment to interest income on investments over the life of the related securities under the interest method without anticipating prepayments, except for MBS where prepayments are anticipated. Premiums on callable debt securities, if any, are amortized to the earliest call date. Purchases and sales of securities are recognized on a trade-date basis. Gains and losses on sales are recorded on the trade date and determined using the specific identification method.

A debt security is placed on nonaccrual status at the time any principal or interest payments become 90 days delinquent. Interest accrued but not received for a security placed on non-accrual is reversed against interest income. No debt security is in nonaccrual status as of March 31, 2020 and December 31, 2019.

Allowance for Credit Losses – Held-to-Maturity Debt Securities: The Corporation measures expected credit losses on held-to-maturity securities by major security type. As of March 31, 2020, the held-to-maturity securities portfolio consisted of Puerto Rico municipal bonds totaling $138.5 million. Approximately 70% of the held-to-maturity municipal bonds were issued by three of the largest municipalities in Puerto Rico. The vast majority of revenues of these three municipalities is independent of the Puerto Rico central government. These obligations typically are not issued in bearer form, nor are they registered with the SEC, and are not rated by external credit agencies. In most cases, these bonds have priority over the payment of operating costs and expenses of the municipality, which are required by law to levy special property taxes in such amounts as are required for the payment of all of their respective general obligation bonds and loans. Accrued interest receivable on held-to-maturity debt securities totaled $1.9 million at March 31, 2020 ($3.9 million as of December 31, 2019) and is excluded from the estimate of credit losses.

The ACL for the held-to-maturity Puerto Rico municipal bonds ($9.3 million as of March 31, 2020) considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. These financing arrangements with Puerto Rico municipalities were issued in bond form and accounted for as securities but underwritten as loans with features that are typically found in commercial loans. Accordingly, similar to commercial loans, an internal risk rating (i.e., pass, special mention, substandard, doubtful, loss) is assigned to each bond at the time of issuance and monitored on a continuous basis with a formal assessment completed, at a minimum, on a quarterly basis. The ACL for held-to-maturity Puerto Rico municipal bonds is determined based on the product of a cumulative probability of default (PD) and loss given default (LGD), and the amortized cost basis of each bond over its remaining expected life. PD estimates represent the point-in-time as of which the PD is developed, updated quarterly based on, among other things, the payment performance experience, financial performance and market value indicators, and current and forecasted relevant forward-looking macroeconomic variables over the expected life of the bonds to determine a lifetime term structure PD curve. LGD estimates are determined based on, among other things, historical charge-off events and recovery payments (if any), government sector historical loss experience, as well as relevant current and forecasted macroeconomic expectations of variables, such as unemployment rates, interest rates, and market risk factors based on industry performance, to determine a lifetime term structure LGD curve. Under this approach, all future periods losses for each instrument are calculated using the PDs and LGDs loss rates derived from the term structure curves applied to the amortized cost basis of each bond. For the relevant macroeconomic expectations of variables, the methodology considers an initial forecast period (“reasonable and supportable period”) of 2 years and a reversion period of up to 3 years, utilizing a straight-line approach and reverting back to the historical macroeconomic mean. After the reversion period, a historical loss forecast period covering the remaining contractual life is used based on the changes in key historical economic variables during representative historical expansionary and recessionary periods.

Refer to Note 5 - Investment Securities for additional information about reserve balances for held-to-maturity debt securities, activity during the period, and information about changes in circumstances that caused changes in the ACL for held-to-maturity debt securities during the first quarter of 2020.

Allowance for Credit Losses – Available-for-Sale Debt Securities: For available-for-sale debt securities in an unrealized loss position, the Corporation first assesses whether it intends to sell, or it is more likely than not that it will be required to sell, the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written off to fair value through income. For available-for-sale debt securities that do not meet the aforementioned criteria, the Corporation evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the cash position of the issuer and its cash and capital generation capacity, which could increase or diminish the issuer’s ability to repay its bond obligations, the extent to which the fair value is less than the amortized cost basis, any adverse change to the credit conditions and liquidity of the issuer, taking into consideration the latest information available about the financial condition of the issuer, credit ratings, the failure of the issuer to make scheduled principal or interest payments, recent legislation and government actions affecting the issuer’s industry, and actions taken by the issuer to deal with the economic climate. The Corporation also takes into consideration changes in the near-term prospects of the underlying collateral of a security, if any, such as changes in default rates, loss severity given default, and significant changes in prepayment assumptions and the level of cash flows generated from the underlying collateral, if any, supporting the principal and interest payments on the debt securities. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security is compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an ACL is recorded for the credit loss, limited by the amount by which the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an ACL is recognized in OCI.

Changes in the ACL are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance when management believes the uncollectibility of an available-for-sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met.

The ACL for available-for-sale securities as of March 31, 2020 amounted to $0.3 million. Available-for-sale debt securities held by the Corporation at quarter-end primarily consisted of securities issued by U.S. government-sponsored entities (“GSEs”), private label MBS, and certain bonds issued by the Puerto Rico Housing Finance Authority (“PRHFA”), a government instrumentality of the Commonwealth of Puerto Rico. Given the explicit and implicit guarantees provided by the U.S. federal government, the Corporation believes the credit risk in securities issued by the GSEs is low. The Corporation’s credit loss-impairment assessment was concentrated on private label MBS and PRHFA debt securities. For further information, including the methodology and assumptions used for the discounted cash flow analyses performed on private label MBS, refer to Notes 5 – Investment Securities and Note 24 – Fair Value to the consolidated financial statements. Accrued interest receivable on available-for-sale debt securities totaled $5.6 million as of March 31, 2020 ($5.5 million as of December 31, 2019) and is excluded from the estimate of credit losses.

Loans Held for Investment: Loans that the Corporation has the ability and intent to hold for the foreseeable future are classified as held for investment and are reported at amortized cost, net of the allowance for credit losses. The substantial majority of the Corporation’s loans are classified as held for investment. Amortized cost is the principal outstanding balance, net of unearned interest, cumulative charge-offs, unamortized deferred origination fees and costs, and unamortized premiums and discounts. Credit card loans are reported at their outstanding unpaid principal balance plus uncollected billed interest and fees net of such amounts deemed uncollectible. Accrued interest receivable on loans totaled $40.0 million as of March 31, 2020 ($39.1 million as of December 31, 2019), is reported as part of accrued interest receivable on loans and investment securities in the consolidated statements of financial condition, and is excluded from the estimate of credit losses. Interest income is accrued on the unpaid principal balance. Fees collected and costs incurred in the origination of new loans are deferred and amortized using the interest method or a method that approximates the interest method over the term of the loan as an adjustment to interest yield. Unearned interest on certain personal loans, auto loans and finance leases and discounts and premiums are recognized as income under a method that approximates the interest method. When a loan is paid-off or sold, any unamortized net deferred fee (cost) is credited (charged) to income.

Nonaccrual and Past-Due Loans - Loans on which the recognition of interest income has been discontinued are designated as nonaccrual. Loans are classified as nonaccrual when they are 90 days past due for interest and principal, with the exception of residential mortgage loans guaranteed by the Federal Housing Administration (the “FHA”), the Veterans Administration (the “VA”) or the PRHFA and credit card loans. It is the Corporation’s policy to report delinquent mortgage loans insured by the FHA, or guaranteed by the VA or the PRHFA, as loans past due 90 days and still accruing as opposed to nonaccrual loans since the principal repayment is insured. However, the Corporation discontinues the recognition of income relating to FHA/VA loans when such loans are over 15 months delinquent, taking into consideration the FHA interest curtailment process, and whether PRHFA loans are over 90 days delinquent. Credit card loans continue to accrue finance charges and fees until charged off at 180 days. Loans generally may be placed on nonaccrual status prior to when required by the policies described above when the full and timely collection of interest or principal becomes uncertain (generally based on an assessment of the borrower’s financial condition and the adequacy of collateral, if any). When a loan is placed on nonaccrual status, any accrued but uncollected interest income is reversed and charged against interest income and amortization of any net deferred fees is suspended. The amount of accrued interest reversed against interest income totaled $0.5 million for the quarter ended March 31, 2020. Interest income on nonaccrual loans is recognized only to the extent it is received in cash. However, when there is doubt regarding the ultimate collectability of loan principal, all cash thereafter received is applied to reduce the carrying value of such loans (i.e., the cost recovery method). Under the cost-recovery method, interest income is not recognized until the loan balance is reduced to zero. Generally, the Corporation returns a loan to accrual status when all delinquent interest and principal becomes current under the terms of the loan agreement, or after a sustained period of repayment performance (6 months) and the loan is well secured and in the process of collection, and full repayment of the remaining contractual principal and interest is expected. Regarding interest income recognition for PCD loans, the prospective transition approach for PCD assets required by ASC 326 was applied at a pool level, which froze the effective interest rate of the pools as of January 1, 2020. PCD loan pools accounted for as a single unit of accounting are not reported as nonaccrual as long as the Corporation is able to reasonably estimate the timing and amounts of cash flows expected to be collected. Loans that are past due 30 days or more as to principal or interest are considered delinquent, with the exception of residential mortgage, commercial mortgage, and construction loans, which are considered past due when the borrower is in arrears on two or more monthly payments.

Charge-off of Uncollectible Loans - Net charge-offs consist of the unpaid principal balances of loans held for investment that the Corporation determines are uncollectible, net of recovered amounts. The Corporation records charge-offs as a reduction to the allowance for credit losses and subsequent recoveries of previously charged-off amounts are credited to the allowance for credit losses. Collateral dependent loans in the construction, commercial mortgage, and commercial and industrial loan portfolios are charged off to their net realizable value (fair value of collateral, less estimated costs to sell) when loans are considered to be uncollectible. Within the consumer loan portfolio, auto loans and finance leases are reserved once they are 120 days delinquent and are charged off to their estimated net realizable value when the collateral deficiency is deemed uncollectible (i.e., when foreclosure/repossession is probable) or when the loan is 365 days past due. Within the other consumer loan portfolio, closed-end loans are charged off when payments are 120 days in arrears, except small personal loans. Open-end (revolving credit) consumer loans, including credit card loans, and small personal loans are charged off when payments are 180 days in arrears. On a quarterly basis, residential mortgage loans that are 180 days delinquent are reviewed and charged-off, as needed, to the fair value of the underlying collateral. Generally, all loans may be charged off or written down to the fair value of the collateral prior to the application of the policies described above if a loss-confirming event has occurred. Loss-confirming events include, but are not limited to, bankruptcy (unsecured), continued delinquency, or receipt of an asset valuation indicating a collateral deficiency when the asset is the sole source of repayment.

Troubled Debt Restructurings - A restructuring of a loan constitutes a TDR if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. TDR loans are classified as either accrual or nonaccrual loans. Loans in accrual status may remain in accrual status when their contractual terms have been modified in a TDR if the loans had demonstrated performance prior to the restructuring and payment in full under the restructured terms is expected. Otherwise, loans on nonaccrual and restructured as a TDR will remain on nonaccrual status until the borrower has proven the ability to perform under the modified structure, generally for a minimum of six months, and there is evidence that such payments can, and are likely to, continue as agreed.

The Corporation removes loans from TDR classification, consistent with authoritative accounting guidance that permits the removal of a loan from the TDR classification in years following the modification, only when the following two circumstances are met:

• The loan is in compliance with the terms of the restructuring agreement; and

• The loan yields a market interest rate at the time of the restructuring. In other words, the loan was restructured with an interest rate equal to or greater than what the Corporation would have been willing to accept at the time of the restructuring for a new loan with comparable risk.

If both of the conditions are met, the loan can be removed from the TDR classification in calendar years after the year in which the restructuring took place. A loan that had previously been modified in a TDR and is subsequently refinanced under then-current underwriting standards at a market rate with no concessionary terms is accounted for as a new loan and is no longer reported as a TDR. The allowance for credit losses on a TDR loan is generally measured using a discounted cash flow method, as further explained below, where the expected future cash flows are discounted at the rate of the loan prior to the restructuring. For credit cards, personal loans, and nonaccrual auto loans and finance leases modified in a TDR, the ACL is measured using the same methodologies as those used for all other loans in those portfolios.

Collateral dependent loans - The Corporation elected the practical expedient for loans for which the repayment is expected to be provided substantially through the operation or sale of the collateral when the borrower is experiencing financial difficulties based on the Corporation’s assessment as of the reporting date. Accordingly, when the Corporation determines that foreclosure is probable, expected credit losses on collateral dependent loans are based on the fair value of the collateral at the reporting date, adjusted for undiscounted selling costs as appropriate.

Loans individually evaluated for credit loss determination - Loans are individually evaluated for purposes of the ACL determination when, based upon current information and events, including consideration of internal credit risk ratings, the Corporation assesses that it is probable that it will be unable to collect all amounts due (including principal and interest) according to the contractual terms of the loan agreement, primarily collateral dependent commercial and construction loans, or loans that have been modified or are reasonably expected to be modified in a TDR (except for credit cards, personal loans and nonaccrual auto loans). The Corporation individually evaluates loans having balances of $500 thousand or more and with the aforementioned conditions in the construction, commercial mortgage, and commercial and industrial portfolios. The Corporation also evaluates individually for ACL purposes certain residential mortgage loans and home equity lines of credit with high delinquency levels. Interest income recognition on loans individually evaluated for ACL determination is recognized based on the Corporation’s policy for recognizing interest on accrual and nonaccrual loans.

Allowance for credit losses – Loans: The ACL for loans and finance leases is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on loans. Loans are charged-off against the allowance when management believes the uncollectibility of a loan balance is confirmed. Expected recoveries do not exceed the aggregate of amounts previously charged-off.

The Corporation estimates the allowance using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Historical credit loss experience is a significant input for the estimation of expected credit losses, as well as adjustments to historical loss information made for differences in current loan-specific risk characteristics such as difference in underwriting standards, portfolio mix, delinquency level, or term. Additionally, the Corporation’s assessment involves evaluating key factors, which include credit and macroeconomic indicators, such as changes in unemployment rates, property values, and other relevant factors, to account for current and forecasted market conditions that are likely to cause estimated credit losses over the life of the loans to differ from historical credit losses. Expected credit losses are estimated over the contractual term of the loans, adjusted by prepayments when appropriate. The contractual term excludes expected extensions, renewals, and modifications unless either of the following applies: the Corporation has a reasonable expectation at the reporting date that a TDR will be executed with an individual borrower or the extension or renewal options are included in the original or modified contract at the reporting date and are not unconditionally cancellable by the Corporation.

The ACL is primarily measured based on a PD/LGD modeled approach, or individually for collateral dependent loans and certain TDR loans. The Corporation evaluates the need for changes to the ACL by portfolio segments and classes of loans within certain of those portfolio segments. Factors such as the credit risk inherent in a portfolio and how the Corporation monitors the related quality, as well as the estimation approach to estimate credit losses, were considered in the determination of such portfolio segments and classes. The Corporation has identified the following portfolio segments and measures the ACL using the following methods:

Residential mortgage – Residential mortgage loans are loans secured by residential real property together with the right to receive the payment of principal and interest on the loan. The majority of the Corporation’s residential loans are first lien closed-end loans secured by 1-4 single-family residential properties. As of March 31, 2020, the Corporation’s outstanding balance of residential mortgage in the Puerto Rico and Virgin Islands regions were fixed-rate loans, while in the Florida region approximately 57% of the residential mortgage loan portfolio consisted of hybrid adjustable rate mortgages. For purposes of the ACL determination, the Corporation stratifies the portfolio by two main regions (i.e., Puerto Rico/Virgin Islands region, and Florida region) and by the following two classes: (i) government-guaranteed residential mortgage loans, and (ii) conventional mortgage loans. Government-guaranteed loans are those originated to qualified borrowers under the FHA and the VA standards. Originated loans that meet the FHA’s standards qualify for the FHA’s insurance program whereas loans that meet the standards of the VA are guaranteed by such entity. No credit losses are determined for loans insured or guaranteed by the FHA or the VA due to the explicit guarantee of the U.S. federal government. Residential mortgage loans that do not qualify under the FHA or VA programs are referred to as conventional residential mortgage loans.

For conventional residential mortgage loans, the ACL is calculated using a PD/LGD modeled approach, or individually for collateral dependent loans with high delinquency levels or previously-charged off to their respective realizable values and loans that have been modified or are reasonably expected to be modified in a TDR. The ACL for residential mortgage loans measured using a PD/LGD model is calculated based on the product of a PD, LGD, and the amortized cost basis determined for each loan over the remaining expected life of the loan, considering prepayments. PD estimates represent the point-in-time as of which the PD is developed for each residential mortgage loan, updated quarterly based on, among other things, historical payment performance and relevant current and forward-looking macroeconomic variables, such as regional unemployment rates, over the expected life of the loans to determine a lifetime term structure PD curve. LGD estimates are determined based on, among other things, historical charge-off events and recovery payments, loan-to value attributes, and relevant current and forecasted macroeconomic variables expectations, such as the regional housing price index, to determine a lifetime term structure LGD curve. Under this approach, all future periods losses for each instrument are calculated using the PD and LGD loss rates derived from the term structure curves applied to the amortized cost basis of the loans, considering prepayments. For loans that have been modified or are reasonably expected to be modified in a TDR and loans previously-charged off to their respective realizable values, the Corporation determines the ACL based on a risk-adjusted discounted cash flow methodology using PDs and LGDs developed as explained above. Under this approach, all future cash flows (interest and principal) for each loan are adjusted by the PDs and LGDs derived from the term structure curves and prepayments and then discounted at the effective interest rate as of the reporting date (or original rate for TDRs) to arrive at the net present value of future cash flows. For these loans, the estimated credit loss amount recorded in a period represents the excess of the loss amount resulting from the model in excess of any previously-recorded partial charge-off of the loan. Residential mortgage loans that are 180 days or more past due are considered collateral dependent loans and are individually reviewed and charged-off, as needed, to the fair value of the collateral.

Commercial mortgage – Commercial mortgage loans are loans secured primarily by commercial real estate properties for which the primary source of repayment comes from rent and lease payments generated by an income-producing property. For purposes of the ACL determination, the Corporation stratifies the portfolio by two main regions (i.e., Puerto Rico/Virgin Islands region, and Florida region). An internal risk rating (i.e., pass, special mention, substandard, doubtful, loss) is assigned to each loan at the time of origination and monitored on a continuous basis with a formal assessment completed, at a minimum, quarterly. For commercial mortgage loans, the ACL is calculated using a PD/LGD modeled approach, or individually for those loans that meet the definition of collateral dependent loans or loans that have been modified or are reasonably expected to be modified in a TDR. The ACL for commercial mortgage loans measured using a PD/LGD model is calculated based on the product of a cumulative PD and LGD, and the amortized cost basis determined for each loan over the remaining expected life of the loan, considering prepayments. PD estimates represent the point-in-time as of which the PD is developed for each commercial mortgage loan, updated quarterly based on, among other things, the payment performance experience, industry historical loss experience, property type, occupancy, and relevant current and forward-looking macroeconomic variables over the expected life of the loans to determine a lifetime term structure PD curve. LGD estimates are determined based on historical charge-off events and recovery payments, industry historical loss experience, specific attributes of the loans such as loan-to-value, debt service coverage ratios, and net operating income, as well as relevant current and forecasted macroeconomic variables expectations, such as real estate price indexes, gross domestic product (“GDP”), interest rates, and unemployment rates among others, to determine a lifetime term structure LGD curve. Under this approach, all future periods losses for each loan are calculated using the PD and LGD loss rates derived from the term structure curves applied to the amortized cost basis of the loans, considering prepayments. The ACL for collateral dependent loans, including loans modified or reasonably expected to be modified in a TDR, is determined based on the fair value of the collateral at the reporting date, adjusted for undiscounted selling costs as appropriate.

Commercial and Industrial – Commercial and Industrial (“C&I”) loans are unsecured and secured loans for which the primary source of repayment comes from the ongoing operations and activities conducted by the borrower and not from rental income or the sale or refinancing of any underlying real estate collateral; thus, credit risk is largely dependent on the commercial borrower’s current and expected financial condition. As of March 31, 2020, the C&I loan portfolio consisted of loans granted to large corporate customers as well as middle-market customers across several industries, and the government sector. For purposes of the ACL determination, the Corporation stratifies the C&I portfolio by two main regions (i.e., Puerto Rico/Virgin Islands region, and Florida region). An internal risk rating (i.e., pass, special mention, substandard, doubtful, loss) is assigned to each loan at the time of origination and monitored on a continuous basis with a formal assessment completed, at a minimum, quarterly. For C&I loans, the ACL is calculated using a PD/LGD modeled approach, or, in some cases based on a risk-adjusted discounted cash flow method or the fair value of the collateral. The ACL for C&I loans measured using a PD/LGD model is calculated based on the product of a cumulative PD and LGD, and the amortized cost basis determined for each loan over the remaining expected life of the loan, considering prepayments. PD estimates represent the point-in-time as of which the PD is developed for each C&I loan, updated quarterly based on the industry historical loss experience, financial performance and market value indicators, and current and forecasted relevant forward-looking macroeconomic variables over the expected life of the loans to determine a lifetime term structure PD curve. LGD estimates are determined based on historical charge-off events and recovery payments, industry historical loss experience, specific attributes of the loans, such as loan to value, as well as relevant current and forecasted macroeconomic variables expectations, such as, unemployment rates, interest rates, and market risk factors based on industry performance and equity market, to determine a lifetime term structure LGD curve. Under this approach, all future periods losses for each loan are calculated using the PD and LGD loss rates derived from the term structure curves applied to the amortized cost basis of the loans, considering prepayments. The Corporation determines the ACL for C&I loans that it has determined, based upon current information and events, that it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms, and for any non-collateral dependent C&I loans that have been modified or are reasonably expected to be modified in a TDR, based on a risk-adjusted discounted cash flow methodology using PDs and LGDs developed as explained above. Under this approach, all future cash flows (interest and principal) for each loan are adjusted by the PDs and LGDs derived from the term structure curves and prepayments and then discounted at the effective interest rate as of the reporting date (original rate for TDRs) to arrive at the net present value of future cash flows and the ACL is calculated as the excess of the amortized cost basis over the present value of discounted cash flows. The ACL for collateral dependent C&I loans is determined based on the fair value of the collateral at the reporting date, adjusted for undiscounted selling costs as appropriate.

Construction – As of March 31, 2020, construction loans consisted generally of loans secured by real estate made to finance the construction of industrial, commercial, or residential buildings and include loans to finance land development in preparation for erecting new structures. These loans involve an inherent higher level of risk and sensitivity to market conditions. Demand from prospective tenants or purchasers may erode after construction begins because of a general economic slowdown. For purposes of the ACL determination, the Corporation stratifies the construction loan portfolio by two main regions (i.e., Puerto Rico/Virgin Island region, and Florida region). An internal risk rating (i.e., pass, special mention, substandard, doubtful, loss) is assigned to each loan at the time of origination and monitored on a continuous basis with a formal assessment completed, at a minimum, on a quarterly basis. For construction loans, the ACL is calculated using a PD/LGD modeled approach, or individually for those loans that meet the definition of collateral dependent loans or loans that have been modified or are reasonably expected to be modified in a TDR. The ACL for construction loans measured using a PD/LGD model is calculated based on the product of a cumulative PD and LGD, and the amortized cost basis determined for each loan over the remaining expected life of the loan, considering prepayments. PD estimates represent the point-in-time as of which the PD is developed for each construction loan, updated quarterly based on, among other things, historical payment performance experience, industry historical loss experience, underlying type of collateral, and relevant current and forward-looking macroeconomic variables over the expected life of the loans to determine a lifetime term structure PD curve. LGD estimates are determined based on historical charge-off events and recovery payments, industry historical loss experience, specific attributes of the loans such as loan-to-value, debt service coverage ratios, and relevant current and forecasted macroeconomic variables expectations, such as unemployment rates, GDP, interest rates, and real estate price indexes, to determine a lifetime term structure LGD curve. Under this approach, all future periods losses for each instrument are calculated using the PDs and LGDs loss rates derived from the term structure curves applied to the amortized cost basis of the loans, considering prepayments. The ACL for collateral dependent loans, including loans modified or reasonably expected to be modified in a TDR, is determined based on the fair value of the collateral at the reporting date, adjusted for undiscounted selling costs as appropriate.

Consumer – As of March 31, 2020, consumer loans generally consisted of unsecured and secured loans extended to individuals for household, family, and other personal expenditures, including several classes of products. For purposes of the ACL determination, the Corporation stratifies the portfolio by two main regions (i.e., Puerto Rico/Virgin Islands region, and Florida region) and by the following five classes: (i) auto loans; (ii) finance leases; (iii) credit cards; (iv) personal loans; and (v) other consumer loans such as open-end home equity revolving lines of credit and other types of consumer credit lines, among others.

For auto loans and finance leases, the ACL is calculated using a PD/LGD modeled approach, or individually for loans modified or reasonably expected to be modified in a TDR and performing in accordance with restructured terms. The ACL for auto loans and finance leases measured using a PD/LGD model is calculated based on the product of a PD, LGD, and the amortized cost basis determined for each loan over the remaining expected life of the loan, considering prepayments. PD estimates represent the point-in-time as of which the PD is developed for each loan, updated quarterly based on, among other things, the historical payment performance and relevant current and forward-looking macroeconomic variables, such as regional unemployment rates, over the expected life of the loans to determine a lifetime term structure PD curve. LGD estimates are determined primarily based on historical charge-off events and recovery payments to determine a lifetime term structure LGD curve. Under this approach, all future periods’ losses for each loan are calculated using the PD and LGD loss rates derived from the term structure curves applied to the amortized cost basis of the loans, considering prepayments. For loans modified or reasonably expected to be modified in a TDR and performing in accordance with restructured terms, the Corporation determines the ACL based on a risk-adjusted discounted cash flow methodology using PDs and LGDs developed as explained above. Under this approach, all future cash flows (interest and principal) for each loan are adjusted by the PDs and LGDs derived from the term structure curves and prepayments and then discounted at the effective interest rate of the loan prior to the restructuring to arrive at the net present value of future cash flows and the ACL is calculated as the excess of the amortized cost basis over the present value of discounted cash flows for each loan.

For the credit card and personal loan portfolios, the ACL is determined on a pool basis based on a product of PDs and LGDs developed considering historical losses for each origination vintage by length of loan terms, by geography, and by credit score. The PD and LGD for each cohort consider key macroeconomic variables, such as regional GDP, unemployment rates, and retail sales, among others. Under this approach, all future period losses for each instrument are calculated using the PDs and LGDs applied to the amortized cost basis of the loans, considering prepayments.

In addition, home equity lines of credit that are 180 days or more past due are considered collateral dependent and are individually reviewed and charged-off, as needed, to the fair value of the collateral.

For the ACL determination of all portfolios, the relevant macroeconomic variables expectations related to the Puerto Rico/Virgin Islands region consider an initial reasonable and supportable period of 2 years and a reversion period of up to 3 years, utilizing a straight-line approach and reverting back to the historical macroeconomic mean. For the Florida region, the methodology considers a reasonable and supportable forecast period and an implicit reversion towards the historical trend that varies for each macroeconomic variable, achieving the steady state by year 5. After the reversion period, a historical loss forecast period covering the remaining contractual life, adjusted for prepayments, is used based on the changes in key historical economic variables during representative historical expansionary and recessionary periods.

Refer to Note 8 - Allowance for Credit Losses for Loans and Finance Leases for additional information about reserve balances for each portfolio, activity during the period, and information about changes in circumstances that caused changes in the ACL for loans and finance leases during the first quarter of 2020.

Allowance for Credit Losses on Off-Balance Sheet Credit Exposures: The Corporation estimates expected credit losses over the contractual period in which the Corporation is exposed to credit risk via a contractual obligation to extend credit, unless the obligation is unconditionally cancellable by the Corporation. The ACL on off-balance sheet credit exposures is adjusted as a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. As of March 31, 2020, the off-balance sheet credit exposures primarily consisted of unfunded loans commitments and standby letters of credit for commercial and construction loans. The Corporation utilized the PDs and LGDs derived from the above-explained methodologies for the commercial and construction loan portfolios. Under this approach, all future period losses for each loan are calculated using the PD and LGD loss rates derived from the term structure curves applied to the usage given default exposure. The allowance for credit losses on off-balance sheet credit exposures is included as part of accounts payable and other liabilities in the consolidated statement of financial condition with adjustments included as part of the provision for credit loss expense in the consolidated statements of income.

Refer to Note 8 - Allowance for Credit Losses for Loans and Finance Leases for additional information about reserve balances for unfunded loan commitments, activity during the period, and information about changes in circumstances that caused changes in the ACL for loans and finance leases during the first quarter of 2020.

Allowance for Credit Losses on Other Assets Measured at Amortized Cost: The Corporation also estimates expected credit losses for certain accounts receivable, primarily claims from government-guaranteed insured loans, loan servicing-related receivables, and other receivables. The adoption of ASC 326 did not result in an adjustment to retained earnings at the time of adoption on January 1, 2020, and a material change was not reflected during the first quarter of 2020. The ACL on other assets measured at amortized cost is included as part of other assets in the consolidated statement of financial condition with adjustments included as part of other non-interest expenses in the consolidated statement of income.

Subsequent Measurement of Goodwill

In January 2017, the FASB updated the Codification to simplify the subsequent measurement of goodwill by eliminating Step 2 from the two-step goodwill impairment test. Step 1 involves a comparison of the estimated fair value of the reporting unit to its carrying value, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is not considered impaired. If the carrying value exceeds the estimated fair value, there is an indication of potential impairment and a second step is required to measure the amount of the impairment. Step 2, when necessary, calculated an implied fair value of the goodwill impairment for each reporting unit for which Step 1 indicated a potential impairment. The 2017 guidance provides that a goodwill impairment test must be conducted by comparing the fair value of a reporting unit with its carrying amount. Entities must recognize an impairment charge for goodwill equal to the excess of the carrying amount over the reporting unit’s fair value. Entities have the option to perform a qualitative assessment for a reporting unit to determine if the quantitative impairment is necessary. This guidance took effect for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The adoption of this guidance during the first quarter of 2020 did not have an effect on the Corporation’s consolidated financial statements or results of operations. Subsequent effects will depend upon the performance of the reporting units that have goodwill, the market conditions affecting the fair value of each reporting unit going forward, and subsequent acquisitions.

Changes to the Disclosure Requirements for Fair Value Measurement

In August 2018, the FASB updated the Codification and amended ASC Topic 820, “Fair Value Measurement and Disclosures,” to add, remove, and modify fair value measurement disclosure requirements. The requirements that were removed for public entities include disclosure about: (i) transfers between Level 1 and Level 2 of the fair value hierarchy; (ii) the policy for determining when transfers between any of the three levels have occurred; and (iii) the valuation processes used for Level 3 measurements. The disclosure requirements that were modified for public entities include: (i) for certain investments in entities that calculate the net asset value, revisions to require disclosures about the timing of liquidation and lapses of redemption restrictions, if the latter has been communicated to the reporting entity; and (ii) revisions to clarify that the disclosure of Level 3 measurement uncertainty should communicate information about the uncertainty as of the balance sheet date. The additional or new disclosure requirements include: (i) the changes in unrealized gains and losses for the period must be included in OCI for recurring Level 3 instruments held as of the balance sheet date; and (ii) the range and weighted average of significant unobservable inputs used for Level 3 measurements must be disclosed, but an entity has the option to disclose other quantitative information in place of the weighted average to the extent that it would be a more reasonable and rational method to reflect the distribution of certain unobservable inputs.

This update took effect for all entities in fiscal years, including interim periods within those fiscal years, beginning after December 15, 2019. Immediate early adoption was permitted for any of the removed or modified disclosures even if adoption of the new disclosures was delayed until the effective date. In the third quarter of 2018, the Corporation early adopted the disclosure requirements that were removed or modified by this guidance. The adoption of additional or new disclosure requirements required by this guidance during the first quarter of 2020 did not affect the Corporation’s consolidated financial statements as the Corporation’s Level 3 instruments consisted primarily of available-for-sale private label MBS for which unrealized gains and losses are recognized in OCI and information about significant inputs for the fair value determination has been historically provided.

Collaborative Arrangements

In November 2018, the FASB issued new guidance to clarify the interaction between ASC Topic 808, “Collaborative Arrangements” (“ASC Topic 808”) and ASC Topic 606, “Revenue from Contracts with Customers” (“ASC Topic 606”). The guidance (i) clarifies that certain transactions between collaborative arrangement participants should be accounted for under the ASC Topic 606 guidance; (ii) adds unit of account guidance to ASC Topic 808 to align with ASC Topic 606; and (iii) clarifies presentation guidance for transactions with a collaborative arrangement participant that is not accounted for under ASC Topic 606. The guidance took effect for annual reporting periods beginning after December 1, 2019, including interim reporting periods within these annual reporting periods, with early adoption permitted. The adoption of this guidance during the first quarter of 2020 did not have an effect on the Corporation’s consolidated financial statements or results of operations.

Recently Issued Accounting Standards Not Yet Effective or Not Yet Adopted

Income Taxes Simplification

In December 2019, the FASB issued new guidance to simplify the accounting for income taxes by removing certain exceptions to the general principles and the accounting related to areas such as franchise taxes, step-up in tax basis, goodwill, separate entity financial statements and interim recognition of enactment of tax laws or rate changes. For public business entities, the standard will be effective for annual reporting periods beginning after December 15, 2020, including interim reporting periods within those fiscal years. The Corporation is evaluating the impact of adopting this new accounting guidance, if any, on its consolidated financial statements.

Accounting for Equity Securities and Certain Derivatives

In January 2020, the FASB issued new guidance to clarify the accounting for equity securities under ASC Topic 321, “Investments – Equity Securities” (“ASC 321”); investments accounted for under the equity method of accounting in ASC Topic 323, “Investments – Equity Method and Joint Ventures”; and the accounting for certain forward contracts and purchased options accounted for under ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The guidance clarifies that an entity should consider observable transactions that result in either applying or discontinuing the equity method of accounting for the purpose of applying the measurement alternative provided by ASC 321 that allows certain equity securities without a readily determinable fair value to be measured at cost, less any impairment. When an entity accounts for an investment in equity securities under the measurement alternative and is required to transition to the equity method of accounting because of an observable transaction, it should remeasure the investment at fair value immediately before applying the equity method of accounting. Likewise, when an entity accounts for an investment in equity securities under the equity method of accounting and is required to transition to ASC 321 because of an observable transaction, it should remeasure the investment at fair value immediately after discontinuing the equity method of accounting. These amendments align the accounting for equity securities under the measurement alternative with that of other equity securities accounted for under ASC 321, reducing diversity in accounting outcomes. The guidance also clarifies that, when determining the accounting for nonderivative forward contracts and purchased options, an entity should not consider whether the underlying securities would be accounted for under the equity method or fair value option upon settlement or exercise. These instruments will not fail to meet the scope of ASC 815-10 solely because the securities would be accounted for under the equity method upon settlement of the contract or exercise of the option. For public business entities, the standard will be effective for annual reporting periods beginning after December 15, 2020, including interim reporting periods within those fiscal years. The adoption of this standard is not expected to have an effect on the Corporation’s consolidated financial statements.

Reference Rate Reform

In March 2020, the FASB issued new accounting guidance related to the effects of the reference rate reform on financial reporting. The guidance provides optional expedients and exceptions to applying GAAP to contract modifications that replace an interest rate impacted by reference rate reform (e.g., LIBOR) with a new alternative reference rate. The guidance is applicable to investment securities, receivables, loans, debt, leases, derivatives and hedge accounting elections and other contractual arrangements. The guidance may be adopted on any date on or after March 12, 2020. However, the relief is temporary and generally cannot be applied to contract modifications that occur after December 31, 2022 or hedging relationships entered into or evaluated after that date. As of the date hereof, the Corporation has not made any contract modification in connection with the reference rate reform.

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

Since the third quarter of 2019, the Corporation has incurred in merger and restructuring costs totaling $12.2 million in connection with the pending acquisition of BSPR, including $0.8 million recorded during the first quarter of 2020, which are presented as Merger and Restructuring costs in the accompanying consolidated statements of income for the first quarter of 2020. Merger and restructuring costs primarily have included advisory, legal, valuation, and other professional service fees, as well as charges related to a voluntary separation program (the “VSP”) offered to eligible employees at FirstBank in connection with initiatives to capitalize on expected operational efficiencies from the acquisition.

The transaction has been unanimously approved by both companies’ boards of directors. With respect to the Corporation’s announced transaction to acquire BSPR, the Corporation continues to work with the applicable regulators in their review of the transaction. Taking into account the impact of the COVID-19 pandemic, the Corporation now believes it is unlikely that all regulatory approvals necessary to close the transaction will be received by the middle of 2020 as previously expected. The Corporation continues to cooperate with its regulators and to provide additional requested information as part of the application process. There can be no assurance that the regulatory approvals will not contain a condition or requirement that results in a failure to satisfy the conditions to closing set forth in the stock purchase agreement.

NOTE 3 – EARNINGS PER COMMON SHARE

The calculation of earnings per common share for the quarters ended March 31, 2020 and 2019 are as follows:

	Quarter Ended
	March 31,	March 31,
	2020	2019
(In thousands, except per share information)
Net income	$2,266	$43,314
Less: Preferred stock dividends	(669)	(669)
Net income attributable to common stockholders	$1,597	$42,645

Weighted-Average Shares:
Average common shares outstanding	216,785	216,338
Average potential dilutive common shares	529	612
Average common shares outstanding-assuming dilution	217,314	216,950

Earnings per common share:
Basic	$0.01	$0.20
Diluted	$0.01	$0.20

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

Potential dilutive common shares consist of unvested shares of restricted stock that do not contain non-forfeitable dividend rights using the treasury stock method. This method assumes that the potential dilutive common shares are issued and outstanding and the proceeds from the exercise, in addition to the amount of compensation cost attributable to future services, are used to purchase common stock at the exercise date. The difference between the numbers of potential dilutive shares issued and the shares purchased is added as incremental shares to the actual number of shares outstanding to compute diluted earnings per share. Unvested shares of restricted stock outstanding during the period that result in lower potential dilutive shares issued than shares purchased under the treasury stock method are not included in the computation of dilutive earnings per share since their inclusion would have an antidilutive effect on earnings per share. Potential dilutive common shares also include performance units that do not contain non-forfeitable dividend rights if the performance condition is met as of the end of the reporting period.

NOTE 4 – STOCK-BASED COMPENSATION

On May 24, 2016, the Corporation’s stockholders approved the amendment and restatement of the First BanCorp. Omnibus Incentive Plan, as amended (the “Omnibus Plan”), to, among other things, increase the number of shares of common stock reserved for issuance under the Omnibus Plan, extend the term of the Omnibus Plan to May 24, 2026 and re-approve the material terms of the performance goals under the Omnibus Plan for purposes of the then-effective Section 162(m) of the U.S. Internal Revenue Code of 1986, as amended. The Omnibus Plan provides for equity-based compensation incentives (the “awards”) through the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, cash-based awards and other stock-based awards. The Omnibus Plan authorizes the issuance of up to 14,169,807 shares of common stock, subject to adjustments for stock splits, reorganizations and other similar events. As of March 31, 2020, 5,745,970 authorized shares of common stock were available for issuance under the Omnibus Plan. The Corporation’s Board of Directors, based on the recommendation of the Corporation’s Compensation and Benefits Committee, has the power and authority to determine those eligible to receive awards and to establish the terms and conditions of any awards, subject to various limits and vesting restrictions that apply to individual and aggregate awards.

Restricted Stock

Under the Omnibus Plan, the Corporation may grant restricted stock to plan participants, subject to forfeiture upon the occurrence of certain events until the dates specified in the participant’s award agreement. While the restricted stock is subject to forfeiture and does not contain non-forfeitable dividend rights, participants may exercise full voting rights with respect to the shares of restricted stock granted to them. The restricted stock granted under the Omnibus Plan is typically subject to a vesting period. During the first quarter of 2020, the Corporation awarded 851,673 shares of restricted stock to employees; fifty percent (50%) of those shares vest on the two-year anniversary of the grant date and the remaining 50% vest on the three-year anniversary of the grant date. Included in those 851,673 shares of restricted stock were 47,194 shares granted to retirement-eligible employees. The total expense determined for the restricted stock awarded to retirement-eligible employees was charged against earnings. During the first quarter 2019, the Corporation awarded to its independent directors 3,745 shares of restricted stock that were subject to one-year vesting periods. In addition, during the first quarter of 2019, the Corporation awarded 261,871 shares of restricted stock to employees; fifty percent (50%) of those shares vest on the two-year anniversary of the grant date and the remaining 50% vest on the three-year anniversary of the grant date. Included in those 261,871 shares of restricted stock were 13,308 shares granted to retirement-eligible employees. The fair value of the shares of restricted stock granted in the first quarter of 2020 was based on the market price of the Corporation’s outstanding common stock on the date of the respective grant.

The following table summarizes the restricted stock activity in the first quarter of 2020 under the Omnibus Plan:

	Quarter Ended
	March 31, 2020
	Number of
	shares of	Weighted-Average
	restricted	Grant Date
	stock	Fair Value

Unvested shares outstanding at beginning of period	644,805	$8.51
Granted	851,673	4.08
Vested	(184,370)	6.51
Unvested shares outstanding at March 31, 2020	1,312,108	$5.91

For the quarters ended March 31, 2020 and 2019, the Corporation recognized $0.8 million and $0.9 million, respectively, of stock-based compensation expense related to restricted stock awards. As of March 31, 2020, there was $5.2 million of total unrecognized compensation cost related to unvested shares of restricted stock. The weighted average period over which the Corporation expects to recognize such cost was 2.0 years as of March 31, 2020.

Stock-based compensation accounting guidance requires the Corporation to reverse compensation expense for any awards that are forfeited due to employee or director turnover. Quarterly changes in the estimated forfeiture rate may have a significant effect on stock-based compensation, as the Corporation recognized the effect of adjusting the rate for all expense amortization in the period in which the forfeiture estimate is changed. If the actual forfeiture rate is higher than the estimated forfeiture rate, an adjustment is made to increase the estimated forfeiture rate, which will result in a decrease in the expense recognized in the financial statements. If the actual forfeiture rate is lower than the estimated forfeiture rate, an adjustment is made to decrease the estimated forfeiture rate, which will result in an increase in the expense recognized in the financial statements.

Performance Units

Under the Omnibus Plan, the Corporation may award performance units to Omnibus Plan participants. During the first quarter of 2020, the Corporation granted 502,307 units to executives, with each unit representing the value of one share of the Corporation’s common stock. The performance units granted in 2020 are for the performance period beginning January 1, 2020 and ending on December 31, 2022 and are subject to three-year requisite service periods. These awards do not contain non-forfeitable rights to dividend equivalent amounts and can only be settled in shares of the Corporation’s common stock. The performance units will vest based on the achievement of a pre-established tangible book value per share target as of December 31, 2022. All of the performance units will vest if performance is at the pre-established performance target level or above. However, the participants may vest with respect to 50% of the awards to the extent that performance is below the target but at 80% of the pre-established performance target level (the “80% minimum threshold”), which is measured based upon the growth in the tangible book value during the performance cycle. If performance is between the 80% minimum threshold and the pre-established performance target level, the participants will vest on a proportional amount. No performance units will vest if performance is below the 80% minimum threshold.

During the first quarter of 2019, the Corporation awarded 200,053 performance units to executives. The performance units granted in 2019 are for the performance period beginning January 1, 2019 and ending on December 31, 2021 and are subject to three-year requisite service periods and a pre-established performance target level as describe above.

The fair values of the performance units awarded in the first quarter of 2020 and 2019 were based on the market price of the Corporation’s outstanding common stock on the respective date of the grant. For the quarters ended March 31, 2020 and 2019, the Corporation recognized $0.3 million and $0.1 million, respectively, of stock-based compensation expense related to performance units. As of March 31, 2020, there was $4.1 million of total unrecognized compensation cost related to unvested performance units that the Corporation expects to recognize over the next three years. The total amount of compensation expense recognized reflects management’s assessment of the probability that the pre-established performance goal will be achieved. The Corporation will recognize a cumulative adjustment to compensation expense in the then-current period to reflect any changes in the probability of achievement of the performance goals.

Shares withheld

During the quarter ended March 31, 2020, the Corporation withheld 50,285 shares (first quarter of 2019 –168,679 shares) of the restricted stock that vested during such period to cover the officers’ payroll and income tax withholding liabilities; these shares are held as treasury shares. The Corporation paid in cash any fractional share of salary stock to which an officer was entitled. In the consolidated financial statements, the Corporation treats shares withheld for tax purposes as common stock repurchases.

NOTE 5 – INVESTMENT SECURITIES

Investment Securities Available for Sale

The amortized cost, gross unrealized gains and losses recorded in OCI, allowance for credit losses, estimated fair value, and weighted-average yield of investment securities available for sale by contractual maturities as of March 31, 2020 were as follows:

	March 31, 2020
	Amortized cost	Gross		Allowance	Fair value
		Unrealized		for Credit		Weighted-
		gains	losses	Losses		average yield %
(Dollars in thousands)

U.S. Treasury securities:
Due within one year	$7,483	$99	$-	$-	$7,582	1.65
U.S. government-sponsored
agencies' obligations:
Due within one year	90,002	510	-	-	90,512	1.56
After 1 to 5 years	118,454	1,488	-	-	119,942	2.04
After 5 to 10 years	112,477	978	12	-	113,443	2.06
After 10 years	23,306	2	64	-	23,244	0.65

Puerto Rico government
obligations:
After 5 to 10 years	4,000	361	-	-	4,361	5.12
After 10 years (1)	4,113	-	1,144	-	2,969	6.97

United States and Puerto
Rico government
obligations	359,835	3,438	1,220	-	362,053	1.92
MBS:
Freddie Mac ("FHLMC") certificates:
Due within one year	100	8	-	-	108	4.87
After 5 to 10 years	76,460	2,426	-	-	78,886	2.15
After 10 years	295,944	10,832	2	-	306,774	2.49
	372,504	13,266	2	-	385,768	2.42

Ginnie Mae ("GNMA") certificates:
After 1 to 5 years	5,808	141	-	-	5,949	3.23
After 5 to 10 years	37,206	970	-	-	38,176	2.74
After 10 years	303,796	15,120	2	-	318,914	3.12
	346,810	16,231	2	-	363,039	3.08
Fannie Mae ("FNMA") certificates:
After 1 to 5 years	19,773	750	-	-	20,523	2.79
After 5 to 10 years	133,479	5,218	-	-	138,697	2.14
After 10 years	540,107	23,238	-	-	563,345	2.61
	693,359	29,206	-	-	722,565	2.52
Collateralized mortgage obligations issued
or guaranteed by the FHLMC, FNMA
and GNMA
After 1 to 5 years	606	-	3	-	603	1.66
After 10 years	86,706	1,290	646	-	87,350	2.50
	87,312	1,290	649	-	87,953	2.49

Private label
After 10 years	15,357	-	4,689	368	10,300	3.45

Total MBS	1,515,342	59,993	5,342	368	1,569,625	2.63
Other
After 1 to 5 years	500	-	-	-	500	2.95

Total investment securities
available for sale	$1,875,677	$63,431	$6,562	$368	$1,932,178	2.50
__________

(1) Consist of a residential pass-through MBS issued by the PRHFA that is collateralized by certain second mortgages originated under a program launched by the Puerto Rico government in 2010.

The amortized cost, gross unrealized gains and losses recorded in OCI, estimated fair value, and weighted-average yield of investment securities available for sale by contractual maturities as of December 31, 2019 were as follows:

	December 31, 2019
	Amortized cost	Gross		Fair value
		Unrealized			Weighted-
		gains	losses		average yield%
(Dollars in thousands)

U.S. Treasury securities:
After 1 to 5 years	$7,478	$1	$-	$7,479	1.65
U.S. government-sponsored
agencies' obligations:
Due within one year	93,299	103	106	93,296	1.67
After 1 to 5 years	142,513	676	52	143,137	2.12
After 5 to 10 years	63,764	165	150	63,779	2.33
After 10 years	24,624	-	116	24,508	2.00

Puerto Rico government
obligations:
After 5 to 10 years	4,000	348	-	4,348	5.12
After 10 years (1)	4,166	-	1,192	2,974	6.97

United States and Puerto
Rico government
obligations	339,844	1,293	1,616	339,521	2.11

MBS:
FHLMC certificates:
After 5 to 10 years	81,418	589	228	81,779	2.16
After 10 years	424,316	3,873	758	427,431	2.50
	505,734	4,462	986	509,210	2.44

GNMA certificates:
After 1 to 5 years	4,357	45	-	4,402	3.26
After 5 to 10 years	42,303	607	-	42,910	2.77
After 10 years	258,944	7,126	500	265,570	3.03
	305,604	7,778	500	312,882	3.00
FNMA certificates:
After 1 to 5 years	19,779	415	3	20,191	2.79
After 5 to 10 years	140,599	1,257	641	141,215	2.14
After 10 years	700,213	9,006	1,208	708,011	2.58
	860,591	10,678	1,852	869,417	2.51
Collateralized mortgage obligations issued
or guaranteed by the FHLMC,
FNMA and GNMA:
After 1 to 5 years	608	-	1	607	2.43
After 10 years	80,130	362	220	80,272	2.76
	80,738	362	221	80,879	2.75

Private label
After 10 years	15,997	-	4,881	11,116	3.90

Total MBS	1,768,664	23,280	8,440	1,783,504	2.60

Other
After 1 to 5 years	500	-	-	500	2.95

Total investment securities
available for sale	$2,109,008	$24,573	$10,056	$2,123,525	2.52

(1) Consist of a residential pass-through MBS issued by the PRHFA that is collateralized by certain second mortgages originated under a program launched by the Puerto Rico government in 2010.

Maturities of MBS are based on the period of final contractual maturity. Expected maturities of investments might differ from contractual maturities because they may be subject to prepayments and/or call options. The weighted-average yield on investment securities available for sale is based on amortized cost and, therefore, does not give effect to changes in fair value. The net unrealized gain or loss on securities available for sale are presented as part of OCI.

The following tables show the Corporation’s available-for-sale investments’ fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of March 31, 2020 and December 31, 2019. The tables also include debt securities for which an ACL was recorded as of March 31, 2020 or a credit loss was charged against the amortized cost basis of the debt security prior to the adoption of ASC 326 on January 1, 2020.

	As of March 31, 2020
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
(In thousands)
Debt securities:
Puerto Rico-government obligations	$-	$-	$2,969	$1,144	$2,969	$1,144
U.S. Treasury and U.S. government
agenciesʼ obligations	3,213	1	22,280	75	25,493	76
MBS:
FHLMC	-	-	728	2	728	2
GNMA	-	-	609	2	609	2
Collateralized mortgage obligations
issued or guaranteed by
the FHLMC, FNMA and GNMA	40,571	649	-	-	40,571	649
Private label MBS	-	-	10,300	4,689	10,300	4,689
	$43,784	$650	$36,886	$5,912	$80,670	$6,562

	As of December 31, 2019
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
(In thousands)
Debt securities:
Puerto Rico-government obligations	$-	$-	$2,974	$1,192	$2,974	$1,192
U.S. Treasury and U.S. government
agenciesʼ obligations	45,073	172	99,764	252	144,837	424
MBS:
FNMA	58,668	499	173,708	1,353	232,376	1,852
FHLMC	74,134	270	63,864	716	137,998	986
GNMA	79,145	472	7,203	28	86,348	500
Collateralized mortgage
obligations issued or guaranteed
by the FHLMC, FNMA and GNMA	21,873	221	-	-	21,873	221
Private label MBS	-	-	11,116	4,881	11,116	4,881
	$278,893	$1,634	$358,629	$8,422	$637,522	$10,056

During the first quarter of 2020, the Corporation sold approximately $275.6 million of U.S. agencies MBS and recognized a gain of approximately $8.2 million. These sales have settlement dates in April, thus, as of March 31, 2020, the decrease in the investment securities portfolio was offset by a corresponding increase in accounts receivable on unsettled investment sales included as part of other assets in the consolidated statements of financial condition.

Assessment for Credit Losses

Debt securities issued by U.S. government agencies, U.S. GSEs, and the U.S. Treasury, including notes and MBS, accounted for approximately 99% of the total available-for-sale portfolio as of March 31, 2020, and no credit losses are expected, given the explicit and implicit guarantees provided by the U.S. federal government. Because the decline in fair value is attributable to changes in interest rates, and not credit quality, and because the Corporation does not have the intent to sell these U.S. agencies debt securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Corporation does not consider impairments on these securities to be credit related as of March 31, 2020. The Corporation’s credit losses assessment was concentrated mainly on private label MBS, and on Puerto Rico government debt securities, for which credit losses are evaluated on a quarterly basis. The Corporation considered the following factors in determining whether a credit loss exists and the period over which the debt security is expected to recover:

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

• Changes in the near-term prospects of the underlying collateral for a security, if any, such as changes in default rates, loss severity given default, and significant changes in prepayment assumptions; and

• The level of cash flows generated from the underlying collateral, if any, supporting the principal and interest payments of the debt securities.

The Corporation’s available-for-sale MBS portfolio includes private label MBS with a fair value of $10.3 million, which had unrealized losses of approximately $4.7 million at March 31, 2020. The interest rate on these private-label MBS is variable, tied to 3-month LIBOR and limited to the weighted-average coupon on the underlying collateral. The underlying collateral are fixed-rate, single-family residential mortgage loans in the United State with original FICO scores over 700 and moderate loan-to-value ratios (under 80%), as well as moderate delinquency levels. The Corporation does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before anticipated recovery. The Corporation determine the ACL for private label MBS based on a risk-adjusted discounted cash flow methodology that considers the structure and terms of the instruments. The Corporation utilizes PDs and LGDs that consider, among other things, historical payment performance, loan-to value attributes and relevant current and forward-looking macroeconomic variables, such as regional unemployment rates and the housing price index. On this approach, all future cash flows (interest and principal) from the underlying collateral loans, adjusted by prepayments and the PDs and LGDs derived from the above-described methodology are discounted at the effective interest rate as of the reporting date. Significant assumptions in the valuation of the private label MBS were as follows:

	As of			As of
	March 31, 2020			December 31, 2019
	Weighted	Range		Weighted	Range
	Average	Minimum	Maximum	Average	Minimum	Maximum

Discount rate	12.7%	12.7%	12.7%	13.7%	13.7%	13.7%
Prepayment rate	7.9%	6.8%	10.3%	7.9%	6.8%	10.3%
Projected Cumulative Loss Rate	8.9%	2.6%	20.7%	2.8%	0.0%	7.4%

The Corporation evaluates if a credit loss exists, primarily by monitoring adverse variances in the present value of expected cash flows. During the first quarter of 2020, the Corporation established a $0.4 million ACL for these private label MBS, based on a decline in the present value of expected cash flows taking into consideration the effect of the deteriorating forecasted economic conditions due to the COVID-19 pandemic.

As of March 31, 2020, the Corporation’s available-for-sale investment securities portfolio also included bonds of the PRHFA with a fair value of $7.3 million, which had unrealized net losses of approximately $0.8 million. These bonds include a residential pass-through MBS issued by the PRHFA that is collateralized by certain second mortgages with a fair value of $3.0 million which had an unrealized loss of $1.1 million as of March 31, 2020. The underlying second mortgage loans were originated under a program launched by the Puerto Rico government in 2010. This residential pass-through MBS was structured as a zero-coupon bond for the first ten years (up to July 2019). The underlying source of payment of this residential pass-through MBS is second mortgage loans in Puerto Rico. PRHFA not the Puerto Rico government, provides a guarantee in the event of default and subsequent foreclosure of the second mortgage loans underlying properties. Based on the quarterly analysis performed, management concluded that the impairment on this residential pass-through MBS as of March 31, 2020 was not credit related based primarily on payment performance history and the insurance protection provided by the PRHFA to the underlying collateral. In the event that the second mortgage loans default and the collateral is insufficient to satisfy the outstanding balance of this residential pass-through MBS, PRHFA’s ability to honor its insurance will depend on, among other factors, the financial condition of PRHFA at the time such obligation become due and payable. A deterioration of the Puerto Rico economy or fiscal health of the PRHFA could further impact the value of these securities, resulting in losses to the Corporation. The Corporation does not have the intent to sell this security and it is likely that it will not be required to sell the security before its anticipated recovery.

The following table presents a rollforward by major security type for the quarter ended March 31, 2020 of the ACL on debt securities available-for-sale at period end:

Private label
MBS
(In thousands)
Beginning Balance	$-
Impact of adopting ASC 326	-
Addition for securities for which previous expected credit losses were recognized (provision for credit losses)	368
$368

No credit losses on available-for-sale debt securities were recorded in the first quarter of 2019.

Investments Held to Maturity

The amortized cost, gross unrecognized gains and losses, estimated fair value, allowance for credit losses, weighted-average yield and contractual maturities of investment securities held to maturity as of March 31, 2020 and December 31, 2019 were as follows:

	March 31, 2020
	Amortized cost			Fair value
		Gross Unrecognized			Allowance for Credit Losses
						Weighted - average yield %
(Dollars in thousands)		gains	losses

Puerto Rico Municipal Bonds:
Due within one year	$321	$-	$3	$318	$99	5.65
After 1 to 5 years	8,122	-	675	7,447	78	4.99
After 5 to 10 years	56,511	-	8,118	48,393	2,999	5.42
After 10 years	73,580	-	18,576	55,004	6,092	5.25
Total investment securities
held to maturity	$138,534	$-	$27,372	$111,162	$9,268	5.31

	December 31, 2019
	Amortized cost			Fair value
		Gross Unrecognized
					Weighted - average yield %
(Dollars in thousands)		gains	losses

Puerto Rico Municipal Bonds:
Due within one year	$321	$-	$6	$315	5.84
After 1 to 5 years	8,264	-	736	7,528	5.18
After 5 to 10 years	56,511	-	8,646	47,865	5.77
After 10 years	73,579	-	18,913	54,666	5.44
Total investment securities
held to maturity	$138,675	$-	$28,301	$110,374	5.56

The following tables show the Corporation’s held-to-maturity investments’ fair value and gross unrecognized losses, aggregated by investment category and length of time that individual securities had been in a continuous unrecognized loss position, as of March 31, 2020 and December 31, 2019, including debt securities for which an ACL was recorded as of March 31, 2020.

As of March 31, 2020
	Less than 12 months		12 months or more		Total
		Unrecognized		Unrecognized		Unrecognized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
(In thousands)
Debt securities:
Puerto Rico Municipal Bonds	$-	$-	$111,162	$27,372	$111,162	$27,372

As of December 31, 2019
	Less than 12 months		12 months or more		Total
		Unrecognized		Unrecognized		Unrecognized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
(In thousands)
Debt securities:
Puerto Rico Municipal Bonds	$-	$-	$110,374	$28,301	$110,374	$28,301

The Corporation determines the ACL of Puerto Rico Municipal Bonds based on the product of a cumulative PD and LGD, and the amortized cost basis of the bonds over their remaining expected life as described in Note 1 – Basis of Presentation and Significant Accounting Policies above.

The Corporation performs periodic credit quality reviews on these issuers. All of the Puerto Rico Municipal Bonds were current as to scheduled contractual payments as of March 31, 2020. The Puerto Rico municipal bonds had an allowance for credit losses of $9.3 million as of March 31, 2020, of which $1.1 million was recorded as a provision for credit losses in the first quarter of 2020. The increase in the ACL during the first quarter of 2020 primarily reflects the effect of the deteriorating economic outlook due to the COVID-19 pandemic on the macroeconomic variables used for the determination of the PD and LGD used in the model.

The following table presents the activity in the ACL for debt securities held-to-maturity by major security type for the quarter ended March 31, 2020:

Puerto Rico
Municipal Bonds
(In thousands)
Beginning Balance	$-
Impact of adopting ASC 326	8,134
Addition for securities for which no previous expected
credit losses were recognized (provision for credit losses)	1,134
$9,268

During the second quarter of 2019, the oversight board established by PROMESA announced the designation of Puerto Rico’s 78 municipalities as covered instrumentalities under PROMESA. Meanwhile, the latest fiscal plan certified by the PROMESA oversight board did not contemplate a restructuring of the debt of Puerto Rico’s municipalities, but the plan did call for the gradual elimination of budgetary subsidies provided to municipalities by the central government. Furthermore, municipalities are also likely to be affected by the negative economic and other effects resulting from expense, revenue or cash management measures taken by the Puerto Rico government to address its fiscal problems, or measures included in fiscal plans of other government entities, such as the fiscal plans of the Government Development Bank for Puerto Rico (“GDB”) and the Puerto Rico Electric Power Authority (“PREPA”), and, more recently, by the effect of the COVID-19 pandemic on the Puerto Rico and global economy. Given the uncertain effect that the negative fiscal situation of the Puerto Rico central government, the COVID-19 pandemic, and the measures taken, or to be taken, by other government entities in response to the COVID-19 pandemic may have on municipalities, the Corporation cannot be certain whether future charges to the ACL on these securities will be required.

From time to time, the Corporation has securities held to maturity with an original maturity of three months or less that are considered cash and cash equivalents and are classified as money market investments in the consolidated statements of financial condition. As of March 31, 2020 and December 31, 2019, the Corporation had no outstanding securities held to maturity that were classified as cash and cash equivalents.

Credit Quality Indicators:

As mentioned in Note 1 – Basis of Presentation and Significant Accounting Policies above, the held-to-maturity investment securities portfolio consisted of financing arrangements with Puerto Rico municipalities issued in bond form, which are accounted for as securities, but are underwritten as loans with features that are typically found in commercial loans. Accordingly, the Corporation monitors the credit quality of Puerto Rico municipal bonds held-to-maturity through the use of internal credit-risk ratings, generally updated on a quarterly basis. The Corporation considers a debt security held-to-maturity as a criticized asset if its risk rating is Special Mention, Substandard, Doubtful or Loss. Puerto Rico municipal bonds that do not meet the criteria for classification as criticized assets are considered to be pass-rated securities. The assets categories are defined below:

Pass – Assets classified as pass have a well-defined primary source of repayment, with no apparent risk, strong financial position, minimal operating risk, profitability, liquidity and strong capitalization.

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

The Corporation periodically reviews its asset classifications to evaluate if they are properly classified, and to determine impairment, if any. The frequency of these reviews will depend on the amount of the aggregate outstanding debt, and the risk rating classification of the obligor.

The Corporation has a Loan Review Group that reports directly to the Corporation’s Risk Management Committee and administratively to the Chief Risk Officer, which performs annual comprehensive credit process reviews of the Bank’s commercial loan portfolios, including the above-mentioned Puerto Rico municipal bonds accounted for as held-to-maturity securities. This group evaluates the credit risk profile of portfolios, including the assessment of the risk rating representative of the current credit quality of the assets, and the evaluation of collateral documentation, if applicable. The monitoring performed by this group contributes to the assessment of compliance with credit policies and underwriting standards, the determination of the current level of credit risk, the evaluation of the effectiveness of the credit management process and the identification of any deficiency that may arise in the credit-granting process. Based on its findings, the Loan Review Group recommends corrective actions, if necessary, that help in maintaining a sound credit process. The Loan Review Group reports the results of the credit process reviews to the Risk Management Committee of the Corporation’s Board of Directors.

The following table summarizes the amortized cost of debt securities held-to-maturity as of March 31, 2020 and December 31, 2019 aggregated by credit quality indicator:

	Held to Maturity
	Puerto Rico Municipal Bonds
	March 31,	December 31
(In thousands)	2020	2019
Risk Ratings:
Pass	$138,534	$138,675
Criticized:
Special Mention	-	-
Substandard	-	-
Doubtful	-	-
Loss	-	-
Total	$138,534	$138,675

No held-to-maturity debt securities were on nonaccrual status, 90 days past due and still accruing, or past due as of March 31, 2020 and December 31, 2019. A security is considered to be past due once it is 30 days contractually past due under the terms of the agreement.

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

As of March 31, 2020 and December 31, 2019, the Corporation had investments in FHLB stock carried at a cost of $33.8 million and $34.1 million, respectively. Dividend income from FHLB stock for the quarters ended March 31, 2020 and 2019 was $0.6 million and $0.7 million, respectively.

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

As of March 31, 2020 and December 31, 2019, the Corporation owned other equity securities with a readily determinable fair value of approximately $1.5 million and $1.4 million, respectively. During the first quarter of 2020, the Corporation recognized a marked-to-market gain of $27 thousand associated with these securities ($5 thousand marked-to-market gain in the first quarter of 2019) recorded as part of other non-interest income in the consolidated statements of income. In addition, the Corporation had other equity securities that do not have a readily-determinable fair value. The carrying value of such securities as of March 31, 2020 and December 31, 2019 was $4.3 million and $2.8 million, respectively.

NOTE 7 – LOANS HELD FOR INVESTMENT

The following provides information about the loan portfolio held for investment as of the indicated dates:

	As of March 31,	As of December 31,
	2020	2019
(In thousands)
Residential mortgage loans, mainly secured by first mortgages	$2,875,672	$2,933,773
Construction loans	159,675	111,317
Commercial mortgage loans	1,454,753	1,444,586
Commercial and Industrial loans (1)	2,236,218	2,230,876
Consumer loans	2,312,629	2,281,653
Loans held for investment	9,038,947	9,002,205
Allowance for credit losses on loans and finance leases	(292,774)	(155,139)
Loans held for investment, net	$8,746,173	$8,847,066

(1)As of March 31, 2020 and December 31, 2019, includes $712.6 million and $719.0 million, respectively, of commercial loans that were secured by real estate but are not dependent upon the real estate for repayment.

The following tables present by portfolio classes the amortized cost basis of loans on nonaccrual status and loans 90 days or more still accruing as of March 31, 2020 and December 31, 2019 and the interest income recognized on nonaccrual loans for the quarter ended March 31, 2020:

	As of March 31, 2020					As of December 31, 2019
Puerto Rico and Virgin Islands region	Nonaccrual Loans with No ACL	Nonaccrual Loans with ACL	Total Nonaccrual Loans	Loans Past Due 90 days or more and Still Accruing	Interest Income Recognized on Nonaccrual Loans	Total Nonaccrual Loans	Loans Past Due 90 days or more and Still Accruing
(In thousands)

Residential mortgage loans, mainly secured
by first mortgages:
FHA\VA government-guaranteed	$-	$-	$-	$77,637	$-	$-	$81,011
Conventional residential mortgage loans	34,603	74,117	108,720	37,968	294	108,117	40,208
Construction loans	6,991	2,672	9,663	29	20	9,782	-
Commercial mortgage loans	12,687	23,266	35,953	4,072	74	40,076	2,222
Commercial and Industrial loans	5,979	13,463	19,442	6,510	32	18,458	7,061
Consumer Loans:
Auto loans	37	14,764	14,801	-	50	12,057	-
Finance leases	-	1,925	1,925	-	11	1,354	-
Personal loans	-	1,498	1,498	-	19	1,523	-
Credit cards	-	-	-	4,513	-	-	4,411
Other consumer loans	1,032	3,931	4,963	-	5	5,016	-
Total loans held for investment (1) (2) (3)	$61,329	$135,636	$196,965	$130,729	$505	$196,383	$134,913

(1)Nonaccrual loans exclude $391.9 million and $388.4 million of TDR loans that were in compliance with modified terms and in accrual status as of March 31, 2020 and December 31, 2019, respectively.

(2)Excludes PCD loans previously accounted for under ASC 310-30 for which the Corporation made the accounting policy election to maintain pools of loans accounted for under ASC 310-30 as “units of account” both at the time of adoption of ASC 326 and on an ongoing basis for credit loss measurement. These loans will accrete interest income based on the effective interest rate of the loan pools determined at the time of adoption of ASC 326 and will continue to be excluded from nonaccrual loan statistics as long as the Corporation can reasonably estimate the timing and amount of cash flows expected to be collected on the loan pools. The amortized cost of such loans as of March 31, 2020 and December 31, 2019 amounted to $134.0 million and $136.7 million, respectively.

(3)Includes 90-day past due and still accruing PCD loans previously accounted for under ASC 310-30 for which the Corporation made the accounting policy election to maintain pools of such loans both at the time of adoption of ASC 326 and on an ongoing basis for credit loss measurement. The amortized cost of 90 days past due and still accruing PCD loans as of March 31, 2020 and December 31, 2019 amounted to $25.4 million and $27.0 million, respectively.

	As of March 31, 2020					As of December 31, 2019
Florida region	Nonaccrual Loans with No ACL	Nonaccrual Loans with ACL	Total Nonaccrual Loans	Loans Past Due 90 days or more and Still Accruing	Interest Income Recognized on Nonaccrual Loans	Total Nonaccrual Loans	Loans Past Due 90 days or more and Still Accruing
(In thousands)

Residential mortgage loans, mainly secured
by first mortgages:
FHA\VA government-guaranteed	$-	$-	$-	$129	$-	$-	$129
Conventional residential mortgage loans	196	13,987	14,183	-	83	13,291	-
Construction loans	-	-	-	-	-	-	-
Commercial mortgage loans	-	-	-	583	-	-	-
Commercial and Industrial loans	292	-	292	-	19	315	-
Consumer Loans:
Auto loans	-	126	126	-	2	163	-
Finance leases	-	-	-	-	-	-	-
Personal loans	-	254	254	-	2	5	-
Credit cards	-	-	-	-	-	-	-
Other consumer loans	475	-	475	-	4	511	-
Total loans held for investment (1)	$963	$14,367	$15,330	$712	$110	$14,285	$129

(1)Nonaccrual loans exclude $9.7 million and $9.9 million of TDR loans that were in compliance with modified terms and in accrual status as of March 31, 2020 and December 31, 2019, respectively.

	As of March 31, 2020					As of December 31, 2019
Total	Nonaccrual Loans with No ACL	Nonaccrual Loans with ACL	Total Nonaccrual Loans	Loans Past Due 90 days or more and Still Accruing	Interest Income Recognized on Nonaccrual Loans	Total Nonaccrual Loans	Loans Past Due 90 days or more and Still Accruing
(In thousands)

Residential mortgage loans, mainly secured
by first mortgages:
FHA\VA government-guaranteed	$-	$-	$-	$77,766	$-	$-	$81,140
Conventional residential mortgage loans	34,799	88,104	122,903	37,968	377	121,408	40,208
Construction loans	6,991	2,672	9,663	29	20	9,782	-
Commercial mortgage loans	12,687	23,266	35,953	4,655	74	40,076	2,222
Commercial and Industrial loans	6,271	13,463	19,734	6,510	51	18,773	7,061
Consumer Loans:
Auto loans	37	14,890	14,927	-	52	12,220	-
Finance leases	-	1,925	1,925	-	11	1,354	-
Personal loans	-	1,752	1,752	-	21	1,528	-
Credit cards	-	-	-	4,513	-	-	4,411
Other consumer loans	1,507	3,931	5,438	-	9	5,527	-
Total loans held for investment (1) (2) (3)	$62,292	$150,003	$212,295	$131,441	$615	$210,668	$135,042

(1)Nonaccrual loans exclude $401.6 million and $398.3 million of TDR loans that were in compliance with modified terms and in accrual status as of March 31, 2020 and December 31, 2019, respectively.

(2)Excludes PCD loans previously accounted for under ASC 310-30 for which the Corporation made the accounting policy election to maintain pools of loans accounted for under ASC 310-30 as “units of account” both at the time of adoption of ASC 326 and on an ongoing basis for credit loss measurement. These loans will accrete interest income based on the effective interest rate of the loan pools determined at the time of adoption of ASC 326 and will continue to be excluded from nonaccrual loan statistics as long as the Corporation can reasonably estimate the timing and amount of cash flows expected to be collected on the loan pools. The amortized cost of such loans as of March 31, 2020 and December 31, 2019 amounted to $134.0 million and $136.7 million, respectively.

(3)Includes 90-day past due and still accruing PCD loans previously accounted for under ASC 310-30 for which the Corporation made the accounting policy election to maintain pools of such loans both at the time of adoption of ASC 326 and on an ongoing basis for credit loss measurement. The amortized cost of 90 days past due and still accruing PCD loans as of March 31, 2020 and December 31, 2019 amounted to $25.4 million and $27.0 million, respectively.

As of March 31, 2020, the recorded investment on residential mortgage loans collateralized by residential real estate property that were in the process of foreclosure amounted to $159.3 million, including $38.1 million of loans insured by the FHA or guaranteed by the VA, and $19.5 million of PCD loans acquired prior to the adoption, on January 1, 2020, of ASC 326 and for which the Corporation made the accounting policy election of maintaining pools of loans previously accounted for under ASC 310-30 as “units of account.” The Corporation commences the foreclosure process on residential real estate loans when a borrower becomes 120 days delinquent in accordance with the requirements of the Consumer Financial Protection Bureau (“CFPB”). Foreclosure procedures and timelines vary depending on whether the property is located in a judicial or non-judicial state. Judicial states (i.e., Puerto Rico, Florida and the USVI) require the foreclosure to be processed through the state’s court while foreclosure in non-judicial states (i.e., the BVI) is processed without court intervention. Foreclosure timelines vary according to local jurisdiction law and investor guidelines. Occasionally, foreclosures may be delayed due to, among other reasons, mandatory mediations, bankruptcy, court delays and title issues.

The Corporation’s aging of the loan portfolio held for investment by portfolio classes as of March 31, 2020 is as follows:

As of March 31, 2020
Puerto Rico and Virgin Islands region	30-59 Days Past Due	60-89 Days Past Due	90 days or more Past Due (1) (2)	Total Past Due	Current	Total loans held for investment
(In thousands)
Residential mortgage loans, mainly secured by first mortgages:
FHA/VA government-guaranteed loans (2) (3) (4)	$-	$1,956	$77,637	$79,593	$37,734	$117,327
Conventional residential mortgage loans (2) (4) (5)	-	38,129	146,688	184,817	2,016,028	2,200,845
Commercial loans:
Construction loans (4)	-	81	9,692	9,773	48,740	58,513
Commercial mortgage loans (4) (6)	311	348	40,025	40,684	1,038,705	1,079,389
Commercial and Industrial loans	1,714	333	25,952	27,999	1,343,429	1,371,428
Consumer loans:
Auto loans	23,870	2,193	14,801	40,864	1,095,410	1,136,274
Finance leases	4,418	567	1,925	6,910	422,236	429,146
Personal loans	3,980	771	1,498	6,249	266,647	272,896
Credit cards	2,019	2,358	4,513	8,890	275,184	284,074
Other consumer loans	3,903	1,395	4,963	10,261	143,753	154,014
Total loans held for investment	$40,215	$48,131	$327,694	$416,040	$6,687,866	$7,103,906

(1) Includes nonaccrual loans and accruing loans that were contractually delinquent 90 days or more (i.e., FHA/VA guaranteed loans and credit cards). Credit card loans continue to accrue finance charges and fees until charged-off at 180 days.

(2)It is the Corporation's policy to report delinquent residential mortgage loans insured by the FHA, guaranteed by the VA, and other government-insured loans as past-due loans 90 days and still accruing as opposed to nonaccrual loans since the principal repayment is insured. The Corporation continues accruing interest on these loans until they have passed the 15 months delinquency mark, taking into consideration the FHA interest curtailment process. These balances include $34.6 million of residential mortgage loans insured by the FHA that were over 15 months delinquent.

(3)As of March 31, 2020, includes $35.0 million of defaulted loans collateralizing GNMA securities for which the Corporation has an unconditional option (but not an obligation) to repurchase the defaulted loans.

(4)According to the Corporation's delinquency policy and consistent with the instructions for the preparation of the Consolidated Financial Statements for Bank Holding Companies (FR Y-9C) required by the Federal Reserve Board, residential mortgage, commercial mortgage, and construction loans are considered past due when the borrower is in arrears on two or more monthly payments. FHA/VA government-guaranteed loans, conventional residential mortgage loans, commercial mortgage loans, and construction loans past due 30-59 days as of March 31, 2020 amounted to $7.7 million, $86.8 million, $4.2 million, and $0.1 million, respectively.

(5)Includes residential mortgage loans, previously accounted for under ASC 310-30, for which the Corporation made the accounting policy election to maintain pools of loans as “units of account” both at the time of adoption of ASC 326 and on an ongoing basis for credit loss measurement, with individual delinquencies as follow: current – $104.2 million, 60-89 days past due – $3.5 million, and 90 days or more past due – $23.8 million.

(6)Includes commercial mortgage loans, previously accounted for under ASC 310-30, for which the Corporation made the accounting policy election to maintain pools of loans as “units of account” both at the time of adoption of ASC 326 and on an ongoing basis for credit loss measurement, with individual delinquencies as follow: current – $0.9 million, and 90 days or more past due – $1.6 million.

As of March 31, 2020
Florida region	30-59 Days Past Due	60-89 Days Past Due	90 days or more Past Due (1) (2)	Total Past Due	Current	Total loans held for investment
(In thousands)
Residential mortgage loans, mainly secured by first mortgages:
FHA/VA government-guaranteed loans (2) (3)	$-	$-	$129	$129	$1,059	$1,188
Conventional residential mortgage loans (3)	-	1,918	14,183	16,101	540,211	556,312
Commercial loans:
Construction loans	-	-	-	-	101,162	101,162
Commercial mortgage loans (3)	23	-	583	606	374,758	375,364
Commercial and Industrial loans	2,633	212	292	3,137	861,653	864,790
Consumer loans:
Auto loans	1,021	237	126	1,384	25,394	26,778
Finance leases	-	-	-	-	-	-
Personal loans	-	-	254	254	171	425
Credit cards	-	-	-	-	-	-
Other consumer loans	26	152	475	653	8,369	9,022
Total loans held for investment	$3,703	$2,519	$16,042	$22,264	$1,912,777	$1,935,041

(1)Includes nonaccrual loans and accruing loans that were contractually delinquent 90 days or more (i.e., FHA/VA guaranteed loans).

(2)It is the Corporation's policy to report delinquent residential mortgage loans insured by the FHA, guaranteed by the VA, and other government-insured loans as past-due loans 90 days and still accruing as opposed to nonaccrual loans since the principal repayment is insured. The Corporation continues accruing interest on these loans until they have passed the 15 months delinquency mark, taking into consideration the FHA interest curtailment process. No residential mortgage loans insured by the FHA in the Florida region were over 15 months delinquent as of March 31, 2020.

(3)According to the Corporation's delinquency policy and consistent with the instructions for the preparation of the Consolidated Financial Statements for Bank Holding Companies (FR Y-9C) required by the Federal Reserve Board, residential mortgage, commercial mortgage, and construction loans are considered past due when the borrower is in arrears on two or more monthly payments. FHA/VA government-guaranteed loans, conventional residential mortgage loans, and commercial mortgage loans past due 30-59 days as of March 31, 2020 amounted to $0.1 million, $12.2 million, and $0.3 million, respectively.

As of March 31, 2020
Total	30-59 Days Past Due	60-89 Days Past Due	90 days or more Past Due (1) (2)	Total Past Due	Current	Total loans held for investment
(In thousands)
Residential mortgage loans, mainly secured by first mortgages:
FHA/VA government-guaranteed loans (2) (3) (4)	$-	$1,956	$77,766	$79,722	$38,793	$118,515
Conventional residential mortgage loans (2) (4) (5)	-	40,047	160,871	200,918	2,556,239	2,757,157
Commercial loans:
Construction loans (4)	-	81	9,692	9,773	149,902	159,675
Commercial mortgage loans (4) (6)	334	348	40,608	41,290	1,413,463	1,454,753
Commercial and Industrial loans	4,347	545	26,244	31,136	2,205,082	2,236,218
Consumer loans:
Auto loans	24,891	2,430	14,927	42,248	1,120,804	1,163,052
Finance leases	4,418	567	1,925	6,910	422,236	429,146
Personal loans	3,980	771	1,752	6,503	266,818	273,321
Credit cards	2,019	2,358	4,513	8,890	275,184	284,074
Other consumer loans	3,929	1,547	5,438	10,914	152,122	163,036
Total loans held for investment	$43,918	$50,650	$343,736	$438,304	$8,600,643	$9,038,947

(1)Includes nonaccrual loans and accruing loans that were contractually delinquent 90 days or more (i.e., FHA/VA guaranteed loans and credit cards). Credit card loans continue to accrue finance charges and fees until charged-off at 180 days.

(2)It is the Corporation's policy to report delinquent residential mortgage loans insured by the FHA, guaranteed by the VA, and other government-insured loans as past-due loans 90 days and still accruing as opposed to nonaccrual loans since the principal repayment is insured. The Corporation continues accruing interest on these loans until they have passed the 15 months delinquency mark, taking into consideration the FHA interest curtailment process. These balances include $34.6 million of residential mortgage loans insured by the FHA that were over 15 months delinquent.

(3)As of March 31, 2020, includes $35.0 million of defaulted loans collateralizing GNMA securities for which the Corporation has an unconditional option (but not an obligation) to repurchase the defaulted loans.

(4)According to the Corporation's delinquency policy and consistent with the instructions for the preparation of the Consolidated Financial Statements for Bank Holding Companies (FR Y-9C) required by the Federal Reserve Board, residential mortgage, commercial mortgage, and construction loans are considered past due when the borrower is in arrears on two or more monthly payments. FHA/VA government-guaranteed loans, conventional residential mortgage loans, commercial mortgage loans, and construction loans past due 30-59 days as of March 31, 2020 amounted to $7.8 million, $99.0 million, $4.5 million, and $0.1 million, respectively.

(5)Includes residential mortgage loans, previously accounted for under ASC 310-30, for which the Corporation made the accounting policy election to maintain pools of loans as “units of account” both at the time of adoption of ASC 326 and on an ongoing basis for credit loss measurement, with individual delinquencies as follow: current – $104.2 million, 60-89 days past due – $3.5 million, and 90 days or more past due – $23.8 million.

(6)Includes commercial mortgage loans, previously accounted for under ASC 310-30, for which the Corporation made the accounting policy election to maintain pools of loans as “units of account” both at the time of adoption of ASC 326 and on an ongoing basis for credit loss measurement, with individual delinquencies as follow: current – $0.9 million, and 90 days or more past due – $1.6 million.

The Corporation’s aging of the loan portfolio held for investment by portfolio classes as of December 31, 2019 is as follows:

As of December 31, 2019
Puerto Rico and Virgin Islands region	30-59 Days Past Due	60-89 Days Past Due	90 days or more Past Due (1) (2)	Total Past Due	Current	Total loans held for investment
(In thousands)
Residential mortgage loans, mainly secured by first mortgages:
FHA/VA government-guaranteed loans (2) (3) (4)	$-	$2,068	$81,011	$83,079	$39,350	$122,429
Conventional residential mortgage loans (2) (4) (5)	-	83,308	148,325	231,633	2,013,525	2,245,158
Commercial loans:
Construction loans (4)	-	105	9,782	9,887	38,359	48,246
Commercial mortgage loans (4) (6)	-	2,681	42,298	44,979	1,034,921	1,079,900
Commercial and Industrial loans	1,454	105	25,519	27,078	1,364,335	1,391,413
Consumer loans:
Auto loans	35,163	8,267	12,057	55,487	1,048,873	1,104,360
Finance leases	6,501	1,402	1,354	9,257	405,275	414,532
Personal loans	4,008	2,084	1,523	7,615	266,478	274,093
Credit cards	2,896	2,096	4,411	9,403	282,887	292,290
Other consumer loans	3,870	1,575	5,016	10,461	145,395	155,856
Total loans held for investment	$53,892	$103,691	$331,296	$488,879	$6,639,398	$7,128,277

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

(4)According to the Corporation's delinquency policy and consistent with the instructions for the preparation of the Consolidated Financial Statements for Bank Holding Companies (FR Y-9C) required by the Federal Reserve Board, residential mortgage, commercial mortgage, and construction loans are considered past due when the borrower is in arrears on two or more monthly payments. FHA/VA government-guaranteed loans, conventional residential mortgage loans, commercial mortgage loans, and construction loans past due 30-59 days as of December 31, 2019 amounted to $6.7 million, $110.5 million, $6.0 million, and $0.1 million respectively.

(5)Amount includes PCD residential mortgage loans with individual delinquencies as follow: current – $101.2 million, 60-89 days past due – $7.5 million, and 90 days or more past due – $25.0 million.

(6)Amount includes PCD commercial mortgage loans with individual delinquencies as follow: current – $0.9 million, and 90 days or more past due – $2.0 million.

As of December 31, 2019
Florida region	30-59 Days Past Due	60-89 Days Past Due	90 days or more Past Due (1) (2)	Total Past Due	Current	Total loans held for investment
(In thousands)
Residential mortgage loans, mainly secured by first mortgages:
FHA/VA government-guaranteed loans (2) (3)	$-	$-	$129	$129	$1,351	$1,480
Conventional residential mortgage loans (2) (3)	-	2,193	13,291	15,484	549,222	564,706
Commercial loans:
Construction loans	-	-	-	-	63,071	63,071
Commercial mortgage loans (3)	-	870	-	870	363,816	364,686
Commercial and Industrial loans	331	-	315	646	838,817	839,463
Consumer loans:
Auto loans	1,270	272	163	1,705	28,790	30,495
Finance leases	-	-	-	-	-	-
Personal loans	-	-	5	5	777	782
Credit cards	-	-	-	-	-	-
Other consumer loans	147	2	511	660	8,585	9,245
Total loans held for investment	$1,748	$3,337	$14,414	$19,499	$1,854,429	$1,873,928

(1) Includes nonaccrual loans and accruing loans that were contractually delinquent 90 days or more (i.e., FHA/VA guaranteed loans and credit cards).

(2)It is the Corporation's policy to report delinquent residential mortgage loans insured by the FHA, guaranteed by the VA, and other government-insured loans as past-due loans 90 days and still accruing as opposed to nonaccrual loans since the principal repayment is insured. The Corporation continues accruing interest on these loans until they have passed the 15 months delinquency mark, taking into consideration the FHA interest curtailment process. No residential mortgage loans insured by the FHA in the Florida region were over 15 months delinquent.

(3)According to the Corporation's delinquency policy and consistent with the instructions for the preparation of the Consolidated Financial Statements for Bank Holding Companies (FR Y-9C) required by the Federal Reserve Board, residential mortgage, commercial mortgage, and construction loans are considered past due when the borrower is in arrears on two or more monthly payments. FHA/VA government-guaranteed loans, conventional residential mortgage loans, and commercial mortgage loans past due 30-59 days as of December 31, 2019 amounted to $0.4 million, $5.8 million, and $0.6 million respectively.

As of December 31, 2019
Total	30-59 Days Past Due	60-89 Days Past Due	90 days or more Past Due (1) (2)	Total Past Due	Current	Total loans held for investment
(In thousands)
Residential mortgage loans, mainly secured by first mortgages:
FHA/VA government-guaranteed loans (2) (3) (4)	$-	$2,068	$81,140	$83,208	$40,701	$123,909
Conventional residential mortgage loans (2) (4) (5)	-	85,501	161,616	247,117	2,562,747	2,809,864
Commercial loans:
Construction loans (4)	-	105	9,782	9,887	101,430	111,317
Commercial mortgage loans (4) (6)	-	3,551	42,298	45,849	1,398,737	1,444,586
Commercial and Industrial loans	1,785	105	25,834	27,724	2,203,152	2,230,876
Consumer loans:
Auto loans	36,433	8,539	12,220	57,192	1,077,663	1,134,855
Finance leases	6,501	1,402	1,354	9,257	405,275	414,532
Personal loans	4,008	2,084	1,528	7,620	267,255	274,875
Credit cards	2,896	2,096	4,411	9,403	282,887	292,290
Other consumer loans	4,017	1,577	5,527	11,121	153,980	165,101
Total loans held for investment	$55,640	$107,028	$345,710	$508,378	$8,493,827	$9,002,205

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

(4)According to the Corporation's delinquency policy and consistent with the instructions for the preparation of the Consolidated Financial Statements for Bank Holding Companies (FR Y-9C) required by the Federal Reserve Board, residential mortgage, commercial mortgage, and construction loans are considered past due when the borrower is in arrears on two or more monthly payments. FHA/VA government-guaranteed loans, other residential mortgage loans, commercial mortgage loans, and construction loans past due 30-59 days as of December 31, 2019 amounted to $7.1 million, $116.2 million, $6.6 million, and $0.1 million respectively.

(5)Amount includes PCD residential mortgage loans with individual delinquencies as follow: current – $101.2 million, 60-89 days past due –$7.5 million, and 90 days or more past due – $25.0 million.

(6)Amount includes PCD commercial mortgage loans with individual delinquencies as follow: current –$0.9 million, and 90 days or more past due – $2.0 million.

Credit Quality Indicators:

The Corporation categorized loans into risk categories based on relevant information about the ability of the borrower to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Corporation analyzes non-homogeneous loans, such as commercial mortgage, commercial and industrial, and construction loans individually to classify the loans’ credit risk. As mentioned above, the Corporation periodically reviews its commercial and construction loan classifications to evaluate if they are properly classified. The frequency of these reviews will depend on the amount of the aggregate outstanding debt, and the risk rating classification of the obligor. In addition, during the renewal and annual review process of applicable credit facilities, the Corporation evaluates the corresponding loan grades. The Corporation uses the same definition for risk ratings as those described for Puerto Rico municipal bonds accounted for as held-to-maturity securities, as discussed in Note 5 – Investment Securities above.

For residential mortgage and consumer loans, the Corporation also evaluates credit quality based on credit scores and loan-to-value ratios, if applicable.

Based on the most recent analysis performed, the amortized cost of commercial and construction loans by portfolio classes and by origination year based on the internal credit-risk category as of March 13, 2020 and the amortized cost of commercial and construction loans by portfolio classes based on the internal credit-risk category as of December 31, 2019 was as follows:

	As of March 31, 2020
Puerto Rico and Virgin Islands Region	Term Loans								As of December 31, 2019
	Amortized Cost Basis by Origination Year
(In thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Total	Total

CONSTRUCTION
Risk Ratings:
Pass	$5,033	$13,945	$3,170	$14,629	$5,329	$3,992	$-	$46,098	$35,680
Criticized:
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	886	1,858	-	5,150	4,521	-	12,415	12,566
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total construction loans	$5,033	$14,831	$5,028	$14,629	$10,479	$8,513	$-	$58,513	$48,246

COMMERCIAL MORTGAGE
Risk Ratings:
Pass	$86,063	$295,273	$175,341	$42,555	$73,336	$260,877	$13	$933,458	$891,298
Criticized:
Special Mention	284	-	-	79,998	-	11,205	-	91,487	13,080
Substandard	-	-	-	-	2,337	52,107	-	54,444	175,522
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total commercial mortgage loans	$86,347	$295,273	$175,341	$122,553	$75,673	$324,189	$13	$1,079,389	$1,079,900

COMMERCIAL AND INDUSTRIAL
Risk Ratings:
Pass	$10,811	$225,388	$146,464	$138,815	$55,130	$304,636	$423,165	$1,304,409	$1,321,804
Criticized:
Special Mention	-	-	573	933	82	9,175	8,485	19,248	39,327
Substandard	-	96	2,491	98	1,197	38,136	5,753	47,771	27,265
Doubtful	-	-	-	-	-	-	-	-	2,768
Loss	-	-	-	-	-	-	-	-	249
Total commercial and industrial loans	$10,811	$225,484	$149,528	$139,846	$56,409	$351,947	$437,403	$1,371,428	$1,391,413

			As of March 31, 2020
			Term Loans						As of December 31, 2019
Florida Region			Amortized Cost Basis by Origination Year
(In thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Total	Total

CONSTRUCTION
Risk Ratings:
Pass	$30,335	$9,744	$39,703	$17,064	$-	$-	$4,316	$101,162	$63,071
Criticized:
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total construction loans	$30,335	$9,744	$39,703	$17,064	$-	$-	$4,316	$101,162	$63,071

COMMERCIAL MORTGAGE
Risk Ratings:
Pass	$1,314	$82,887	$36,929	$46,347	$52,333	$90,578	$64,661	$375,049	$364,370
Criticized:
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	315	-	315	316
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total commercial mortgage loans	$1,314	$82,887	$36,929	$46,347	$52,333	$90,893	$64,661	$375,364	$364,686

COMMERCIAL AND INDUSTRIAL
Risk Ratings:
Pass	$34,894	$244,020	$152,326	$164,636	$21,747	$65,450	$179,979	$863,052	$837,697
Criticized:
Special Mention	-	-	-	-	-	-	-	-	1,766
Substandard	-	-	-	-	-	1,738	-	1,738	-
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total commercial and industrial loans	$34,894	$244,020	$152,326	$164,636	$21,747	$67,188	$179,979	$864,790	$839,463

	As of March 31, 2020
Total	Term Loans								As of December 31, 2019
	Amortized Cost Basis by Origination Year
(In thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Total	Total

CONSTRUCTION
Risk Ratings:
Pass	$35,368	$23,689	$42,873	$31,693	$5,329	$3,992	$4,316	$147,260	$98,751
Criticized:
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	886	1,858	-	5,150	4,521	-	12,415	12,566
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total construction loans	$35,368	$24,575	$44,731	$31,693	$10,479	$8,513	$4,316	$159,675	$111,317

COMMERCIAL MORTGAGE
Risk Ratings:
Pass	$87,377	$378,159	$212,270	$88,902	$125,669	$351,455	$64,674	$1,308,506	$1,255,668
Criticized:
Special Mention	284	-	-	79,999	-	11,205	-	91,488	13,080
Substandard	-	-	-	-	2,337	52,422	-	54,759	175,838
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total commercial mortgage loans	$87,661	$378,159	$212,270	$168,901	$128,006	$415,082	$64,674	$1,454,753	$1,444,586

COMMERCIAL AND INDUSTRIAL
Risk Ratings:
Pass	$45,706	$469,408	$298,790	$303,451	$76,877	$370,085	$603,144	$2,167,461	$2,159,501
Criticized:
Special Mention	-	-	573	933	82	9,175	8,485	19,248	39,327
Substandard	-	96	2,491	98	1,197	39,874	5,753	49,509	29,031
Doubtful	-	-	-	-	-	-	-	-	2,768
Loss	-	-	-	-	-	-	-	-	249
Total commercial and industrial loans	$45,706	$469,504	$301,854	$304,482	$78,156	$419,134	$617,382	$2,236,218	$2,230,876

The following table presents the amortized cost in residential mortgage loans by origination year based on original loan-to-value-ratio (LTV) and original credit scores as of March 31, 2020 and the amortized cost in residential mortgage loans by original LTV and original credit scores as of December 31, 2019:

	As of March 31, 2020								As of December 31, 2019
	Term Loans
RESIDENTIAL MORTGAGES	Amortized Cost Basis by Origination Year
(In thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Total	Total

Puerto Rico and Virgin Islands region:
FHA/VA government-guaranteed loans	$-	$356	$2,130	$2,770	$5,739	$106,332	$-	$117,327	$122,429
Conventional residential mortgage loans:
Original LTV
Less than or equal to 90 percent	10,306	63,081	98,430	64,562	85,527	1,331,475	-	1,653,381	1,684,340
Greater than 90 percent but less than
or equal to 100 percent	163	1,567	5,073	2,414	11,432	429,446	-	450,095	460,879
Greater than 100 percent	-	926	5,497	3,138	7,323	80,485	-	97,369	99,939
Total residential mortgages in
Puerto Rico and Virgin Islands region	$10,469	$65,930	$111,130	$72,884	$110,021	$1,947,738	$-	$2,318,172	$2,367,587

Florida region:
FHA/VA government-guaranteed loans	$-	$-	$-	$290	$-	$898	$-	$1,188	$1,480
Conventional residential mortgage loans:
Original LTV
Less than or equal to 90 percent	8,591	56,229	69,912	97,647	89,226	219,892	-	541,497	549,850
Greater than 90 percent but less than
or equal to 100 percent	180	2,047	3,298	5,334	2,540	1,357	-	14,756	14,796
Greater than 100 percent	-	-	-	-	-	59	-	59	60
Total residential mortgages in Florida region	$8,771	$58,276	$73,210	$103,271	$91,766	$222,206	$-	$557,500	$566,186

Total:
FHA/VA government-guaranteed loans	$-	$356	$2,130	$3,060	$5,739	$107,230	$-	$118,515	$123,909
Conventional residential mortgage loans:
Original LTV
Less than or equal to 90 percent	18,897	119,310	168,342	162,209	174,753	1,551,367	-	2,194,878	2,234,190
Greater than 90 percent but less than
or equal to 100 percent	343	3,614	8,371	7,748	13,972	430,803	-	464,851	475,675
Greater than 100 percent	-	926	5,497	3,138	7,323	80,544	-	97,428	99,999
Total residential mortgages	$19,240	$124,206	$184,340	$176,155	$201,787	$2,169,944	$-	$2,875,672	$2,933,773

	As of March 31, 2020								As of December 31, 2019
	Term Loans
RESIDENTIAL MORTGAGES	Amortized Cost Basis by Origination Year
(In thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Total	Total

Puerto Rico and Virgin Islands region:
FHA/VA government-guaranteed loans	$-	$356	$2,130	$2,770	$5,739	$106,332	$-	$117,327	$122,429
Conventional residential mortgage loans:
FICO Score
Less than 620	-	-	463	1,280	75	280,356	-	282,174	286,754
Greater than or equal to 620
and less than 680	89	2,223	7,359	6,920	7,781	380,022	-	404,394	416,766
Greater than or equal to 680
and less than 740	4,682	23,085	40,264	21,361	35,242	492,137	-	616,771	626,291
Greater than or equal to 740	5,698	40,266	60,914	40,553	61,184	688,891	-	897,506	915,347
Total residential mortgages in
Puerto Rico and Virgin Islands region	$10,469	$65,930	$111,130	$72,884	$110,021	$1,947,738	$-	$2,318,172	$2,367,587

Florida region:
FHA/VA government-guaranteed loans	$-	$-	$-	$290	$-	$898	$-	$1,188	$1,480
Conventional residential mortgage loans:
FICO Score
Less than 620	-	-	2,567	-	-	898	-	3,465	3,485
Greater than or equal to 620
and less than 680	264	5,155	3,643	10,412	11,910	18,380	-	49,764	51,164
Greater than or equal to 680
and less than 740	2,807	16,871	17,911	32,859	29,656	49,568	-	149,672	151,544
Greater than or equal to 740	5,700	36,250	49,089	59,710	50,200	152,462	-	353,411	358,513
Total residential mortgages in Florida region	$8,771	$58,276	$73,210	$103,271	$91,766	$222,206	$-	$557,500	$566,186

Total:
FHA/VA government-guaranteed loans	$-	$356	$2,130	$3,060	$5,739	$107,230	$-	$118,515	$123,909
Conventional residential mortgage loans:
FICO Score
Less than 620	-	-	3,030	1,280	75	281,254	-	285,639	290,239
Greater than or equal to 620
and less than 680	353	7,378	11,002	17,332	19,691	398,402	-	454,158	467,930
Greater than or equal to 680
and less than 740	7,489	39,956	58,175	54,220	64,898	541,705	-	766,443	777,835
Greater than or equal to 740	11,398	76,516	110,003	100,263	111,384	841,353	-	1,250,917	1,273,860
Total residential mortgages	$19,240	$124,206	$184,340	$176,155	$201,787	$2,169,944	$-	$2,875,672	$2,933,773

The following table presents the amortized cost in consumer loans by origination year based on original credit scores as of March 31, 2020 and consumer loans based on original credit scores as of December 31, 2019:

CONSUMER	As of March 31, 2020
	Term Loans								As of December 31, 2019
Puerto Rico and Virgin Islands Region	Amortized Cost Basis by Origination Year
(In thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Total	Total

Auto loans
Original FICO score
Less than 620	$13,484	$55,007	$29,046	$13,441	$9,764	$8,755	$-	$129,497	$126,540
Greater than or equal to 620
and less than 680	36,068	160,298	104,758	47,050	24,460	23,238	-	395,872	388,890
Greater than or equal to 680
and less than 740	31,582	141,358	88,652	40,956	24,097	16,273	-	342,918	333,734
Greater than or equal to 740	30,328	110,340	58,096	33,387	22,474	13,362	-	267,987	255,196
Total auto loans	$111,462	$467,003	$280,552	$134,834	$80,795	$61,628	$-	$1,136,274	$1,104,360

Finance leases
Original FICO score
Less than 620	$917	$6,052	$5,140	$2,259	$737	$591	$-	$15,696	$15,852
Greater than or equal to 620
and less than 680	6,651	39,654	31,521	14,862	6,261	4,352	-	103,301	100,438
Greater than or equal to 680
and less than 740	11,902	64,512	53,723	22,471	14,122	8,562	-	175,292	170,034
Greater than or equal to 740	10,817	54,977	38,009	11,689	12,748	6,617	-	134,857	128,208
Total finance leases	$30,287	$165,195	$128,393	$51,281	$33,868	$20,122	$-	$429,146	$414,532

Personal loans
Original FICO score
Less than 620	$840	$3,042	$2,088	$820	$718	$618	$-	$8,126	$8,197
Greater than or equal to 620
and less than 680	4,901	27,691	12,014	4,921	1,849	1,032	-	52,408	52,712
Greater than or equal to 680
and less than 740	11,790	53,286	27,814	13,053	5,677	3,045	-	114,665	114,147
Greater than or equal to 740	8,746	40,676	26,457	12,686	6,275	2,857	-	97,697	98,668
Unscorable	-	-	-	-	-	-	-	-	369
Total personal loans	$26,277	$124,695	$68,373	$31,480	$14,519	$7,552	$-	$272,896	$274,093

Credit cards
Original FICO score
Less than 620	$-	$-	$-	$-	$-	$-	$10,823	$10,823	$11,247
Greater than or equal to 620
and less than 680	-	-	-	-	-	-	57,032	57,032	57,643
Greater than or equal to 680
and less than 740	-	-	-	-	-	-	124,289	124,289	126,977
Greater than or equal to 740	-	-	-	-	-	-	91,930	91,930	96,423
Total credit cards	$-	$-	$-	$-	$-	$-	$284,074	$284,074	$292,290

Other consumer loans
Original FICO score
Less than 620	$2,887	$13,848	$3,776	$2,308	$1,046	$812	$3,608	$28,285	$28,251
Greater than or equal to 620
and less than 680	7,984	33,375	9,625	5,282	2,455	7,012	1,982	67,715	68,727
Greater than or equal to 680
and less than 740	5,475	19,082	6,238	3,065	1,366	3,329	3,367	41,922	41,914
Greater than or equal to 740	1,234	5,074	1,630	928	408	2,115	1,692	13,081	13,359
Unscorable	-	-	-	-	-	2,613	398	3,011	3,605
Total other consumer loans	$17,580	$71,379	$21,269	$11,583	$5,275	$15,881	$11,047	$154,014	$155,856

Total consumer loans in Puerto Rico and Virgin Islands region	$185,606	$828,272	$498,587	$229,178	$134,457	$105,183	$295,121	$2,276,404	$2,241,131

CONSUMER	As of March 31, 2020
	Term Loans								As of December 31, 2019
Florida Region	Amortized Cost Basis by Origination Year
(In thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Total	Total

Auto loans
Original FICO score
Less than 620	$-	$38	$1,182	$1,070	$869	$237	$-	$3,396	$3,857
Greater than or equal to 620
and less than 680	-	625	5,286	4,316	2,122	812	-	13,161	15,052
Greater than or equal to 680
and less than 740	-	538	3,991	1,886	834	266	-	7,515	8,590
Greater than or equal to 740	-	352	1,758	409	148	39	-	2,706	2,996
Total auto loans	$-	$1,553	$12,217	$7,681	$3,973	$1,354	$-	$26,778	$30,495

Finance leases
Original FICO score
Less than 620	$-	$-	$-	$-	$-	$-	$-	$-	$-
Greater than or equal to 620
and less than 680	-	-	-	-	-	-	-	-	-
Greater than or equal to 680
and less than 740	-	-	-	-	-	-	-	-	-
Greater than or equal to 740	-	-	-	-	-	-	-	-	-
Total finance leases	$-	$-	$-	$-	$-	$-	$-	$-	$-

Personal loans
Original FICO score
Less than 620	$-	$11	$-	$5	$250	$-	$-	$266	$593
Greater than or equal to 620
and less than 680	10	-	-	-	-	-	-	10	-
Greater than or equal to 680
and less than 740	-	53	-	26	-	-	-	79	85
Greater than or equal to 740	-	-	-	70	-	-	-	70	71
Unscorable	-	-	-	-	-	-	-	-	33
Total personal loans	$10	$64	$-	$101	$250	$-	$-	$425	$782

Credit cards
Original FICO score
Less than 620	$-	$-	$-	$-	$-	$-	$-	$-	$-
Greater than or equal to 620
and less than 680	-	-	-	-	-	-	-	-	-
Greater than or equal to 680
and less than 740	-	-	-	-	-	-	-	-	-
Greater than or equal to 740	-	-	-	-	-	-	-	-	-
Total credit cards	$-	$-	$-	$-	$-	$-	$-	$-	$-

Other consumer loans
Original FICO score
Less than 620	$-	$77	$-	$-	$-	$-	$-	$77	$83
Greater than or equal to 620
and less than 680	189	-	-	109	29	631	96	1,054	874
Greater than or equal to 680
and less than 740	-	-	43	51	329	1,313	780	2,516	2,559
Greater than or equal to 740	-	-	-	25	325	2,908	2,117	5,375	5,573
Unscorable	-	-	-	-	-	-	-	-	156
Total other consumer loans	$189	$77	$43	$185	$683	$4,852	$2,993	$9,022	$9,245

Total consumer loans in Florida region	$199	$1,694	$12,260	$7,967	$4,906	$6,206	$2,993	$36,225	$40,522

CONSUMER	As of March 31, 2020
	Term Loans								As of December 31, 2019
Total	Amortized Cost Basis by Origination Year
(In thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Total	Total

Auto loans
Original FICO score
Less than 620	$13,484	$55,045	$30,228	$14,511	$10,633	$8,992	$-	$132,893	$130,397
Greater than or equal to 620
and less than 680	36,068	160,923	110,044	51,366	26,582	24,050	-	409,033	403,942
Greater than or equal to 680
and less than 740	31,582	141,896	92,643	42,842	24,931	16,539	-	350,433	342,324
Greater than or equal to 740	30,328	110,692	59,854	33,796	22,622	13,401	-	270,693	258,192
Total auto loans	$111,462	$468,556	$292,769	$142,515	$84,768	$62,982	$-	$1,163,052	$1,134,855

Finance leases
Original FICO score
Less than 620	$917	$6,052	$5,140	$2,259	$737	$591	$-	$15,696	$15,852
Greater than or equal to 620
and less than 680	6,651	39,654	31,521	14,862	6,261	4,352	-	103,301	100,438
Greater than or equal to 680
and less than 740	11,902	64,512	53,723	22,471	14,122	8,562	-	175,292	170,034
Greater than or equal to 740	10,817	54,977	38,009	11,689	12,748	6,617	-	134,857	128,208
Total finance leases	$30,287	$165,195	$128,393	$51,281	$33,868	$20,122	$-	$429,146	$414,532

Personal loans
Original FICO score
Less than 620	$840	$3,053	$2,088	$825	$968	$618	$-	$8,392	$8,790
Greater than or equal to 620
and less than 680	4,911	27,691	12,014	4,921	1,849	1,032	-	52,418	52,712
Greater than or equal to 680
and less than 740	11,790	53,339	27,814	13,079	5,677	3,045	-	114,744	114,232
Greater than or equal to 740	8,746	40,676	26,457	12,756	6,275	2,857	-	97,767	98,739
Unscorable	-	-	-	-	-	-	-	-	402
Total personal loans	$26,287	$124,759	$68,373	$31,581	$14,769	$7,552	$-	$273,321	$274,875

Credit cards
Original FICO score
Less than 620	$-	$-	$-	$-	$-	$-	$10,823	$10,823	$11,247
Greater than or equal to 620
and less than 680	-	-	-	-	-	-	57,032	57,032	57,643
Greater than or equal to 680
and less than 740	-	-	-	-	-	-	124,289	124,289	126,977
Greater than or equal to 740	-	-	-	-	-	-	91,930	91,930	96,423
Total credit cards	$-	$-	$-	$-	$-	$-	$284,074	$284,074	$292,290

Other consumer loans
Original FICO score
Less than 620	$2,887	$13,925	$3,776	$2,308	$1,046	$812	$3,608	$28,362	$28,334
Greater than or equal to 620
and less than 680	8,173	33,375	9,625	5,391	2,484	7,643	2,078	68,769	69,601
Greater than or equal to 680
and less than 740	5,475	19,082	6,281	3,116	1,695	4,642	4,147	44,438	44,473
Greater than or equal to 740	1,234	5,074	1,630	953	733	5,023	3,809	18,456	18,932
Unscorable	-	-	-	-	-	2,613	398	3,011	3,761
Total other consumer loans	$17,769	$71,456	$21,312	$11,768	$5,958	$20,733	$14,040	$163,036	$165,101

Total consumer loans	$185,805	$829,966	$510,847	$237,145	$139,363	$111,389	$298,114	$2,312,629	$2,281,653

The following tables present information about collateral dependent loans individually evaluated for purposes of determining the ACL as of March 31, 2020:

Collateral dependent loans
March 31, 2020
	Collateral Dependent Loans - With Specific Allowance		Collateral Dependent Loans - With No Related Specific Allowance	Collateral Dependent Loans - Total
Puerto Rico and Virgin Islands region	Amortized Cost (1)	Related Specific Allowance	Amortized Cost (1)	Amortized Cost (1)	Related Specific Allowance
(In thousands)
Residential mortgage loans:
FHA/VA government-guaranteed loans	$-	$-	$-	$-	$-
Conventional residential mortgage loans	127,100	12,687	45,770	172,870	12,687
Commercial loans:
Construction loans	-	-	9,358	9,358	-
Commercial mortgage loans	21,990	5,053	41,844	63,834	5,053
Commercial and Industrial loans	12,763	5,653	17,296	30,059	5,653
Consumer loans:
Auto loans	-	-	-	-	-
Finance leases	-	-	-	-	-
Personal loans	146	2	-	146	2
Credit cards	-	-	-	-	-
Other consumer loans	893	68	63	956	68
	$162,892	$23,463	$114,331	$277,223	$23,463

(1) Excludes accrued interest receivable.

	Collateral Dependent Loans - With Specific Allowance		Collateral Dependent Loans - With No Related Specific Allowance	Collateral Dependent Loans - Total
Florida region	Amortized Cost (1)	Related Specific Allowance	Amortized Cost (1)	Amortized Cost (1)	Related Specific Allowance
(In thousands)
Residential mortgage loans:
FHA/VA government-guaranteed loans	$-	$-	$-	$-	$-
Conventional residential mortgage loans	8,459	1,091	707	9,166	1,091
Commercial loans:
Construction loans	-	-	-	-	-
Commercial mortgage loans	-	-	5,175	5,175	-
Commercial and Industrial loans	-	-	292	292	-
Consumer loans:
Auto loans	-	-	-	-	-
Finance leases	-	-	-	-	-
Personal loans	-	-	-	-	-
Credit cards	-	-	-	-	-
Other consumer loans	-	-	-	-	-
	$8,459	$1,091	$6,174	$14,633	$1,091

(1) Excludes accrued interest receivable.

	Collateral Dependent Loans - With Specific Allowance		Collateral Dependent Loans - With No Related Specific Allowance	Collateral Dependent Loans - Total
Total	Amortized Cost (1)	Related Specific Allowance	Amortized Cost (1)	Amortized Cost (1)	Related Specific Allowance
(In thousands)
Residential mortgage loans:
FHA/VA government-guaranteed loans	$-	$-	$-	$-	$-
Conventional residential mortgage loans	135,559	13,778	46,477	182,036	13,778
Commercial loans:
Construction loans	-	-	9,358	9,358	-
Commercial mortgage loans	21,990	5,053	47,019	69,009	5,053
Commercial and Industrial loans	12,763	5,653	17,588	30,351	5,653
Consumer loans:				-	-
Auto loans	-	-	-	-	-
Finance leases	-	-	-	-	-
Personal loans	146	2	-	146	2
Credit cards	-	-	-	-	-
Other consumer loans	893	68	63	956	68
	$171,351	$24,554	$120,505	$291,856	$24,554

(1) Excludes accrued interest receivable.

The underlying collateral for residential mortgage and consumer collateral dependent loans consisted of single-family residential properties, and for commercial and construction loans consisted primarily of office buildings, multifamily residential properties, and retail establishments. The weighted-average loan-to-value coverage for collateral dependent loans as of March 31, 2020 was 86%. There were no significant changes in the extent to which collateral secures the Corporation’s collateral dependent financial assets during the first quarter of 2020.

Purchases and Sales of Loans

During the first quarter of 2020, the Corporation purchased $0.8 million of residential mortgage loans as part of a strategic program to purchase ongoing residential mortgage loan production from mortgage bankers in Puerto Rico, compared to purchases of $4.3 million for the first quarter of 2019. In general, the loans purchased from mortgage bankers were conforming residential mortgage loans. Purchases of conforming residential mortgage loans provide the Corporation the flexibility to retain or sell the loans, including through securitization transactions, depending upon the Corporation’s interest rate risk management strategies. When the Corporation sells such loans, it generally keeps the servicing of the loans.

In the ordinary course of business, the Corporation sells residential mortgage loans (originated or purchased) to GNMA and GSEs such as FNMA and FHLMC, which generally securitize the transferred loans into MBS for sale into the secondary market. During the first quarter of 2020, the Corporation sold $60.9 million of FHA/VA mortgage loans to GNMA, which packaged them into MBS, compared to sales of $51.0 million for the first quarter of 2019. Also, during the first quarter of 2020, the Corporation sold approximately $32.8 million of performing residential mortgage loans to FNMA and FHLMC, compare to sales of $26.3 million for the first quarter of 2019. The Corporation’s continuing involvement in these sold loans consists primarily of servicing the loans. In addition, the Corporation agreed to repurchase loans if it breaches any of the representations and warranties included in the sale agreement. These representations and warranties are consistent with the GSEs’ selling and servicing guidelines (i.e., ensuring that the mortgage was properly underwritten according to established guidelines).

For loans sold to GNMA, the Corporation holds an option to repurchase individual delinquent loans issued on or after January 1, 2003 when the borrower fails to make any payment for three consecutive months. This option gives the Corporation the ability, but not the obligation, to repurchase the delinquent loans at par without prior authorization from GNMA.

Under ASC Topic 860, “Transfer and Servicing,” once the Corporation has the unilateral ability to repurchase the delinquent loan, it is considered to have regained effective control over the loan and is required to recognize the loan and a corresponding repurchase liability on the balance sheet regardless of the Corporation’s intent to repurchase the loan. As of March 31, 2020 and December 31, 2019, rebooked GNMA delinquent loans included in the residential mortgage loan portfolio amounted to $35.0 million and $35.6 million, respectively.

During the first quarter of 2020 and 2019, the Corporation repurchased, pursuant to its repurchase option with GNMA, $5.2 million and $4.2 million, respectively, of loans previously sold to GNMA. The principal balance of these loans is fully guaranteed and the risk of loss related to the repurchased loans is generally limited to the difference between the delinquent interest payment advanced to GNMA, which is computed at the loan’s interest rate, and the interest payments reimbursed by FHA, which are computed at a pre-determined debenture rate. Repurchases of GNMA loans allow the Corporation, among other things, to maintain acceptable delinquency rates on outstanding GNMA pools and remain as a seller and servicer in good standing with GNMA. Historically, losses for violations of representations and warranties, and on optional repurchases of GNMA delinquent loans, have been immaterial and no provision has been made at the time of sale.

Loan sales to FNMA and FHLMC are without recourse in relation to the future performance of the loans. The Corporation repurchased at par loans previously sold to FNMA and FHLMC in the amount of $41 thousand and $63 thousand during the first quarter of 2020 and 2019, respectively. The Corporation’s risk of loss with respect to these loans is also minimal as these repurchased loans are generally performing loans with documentation deficiencies.

In addition, during the first quarter of 2019, the Corporation sold $4.8 million in nonaccrual commercial loans held for sale.

Loan Portfolio Concentration

The Corporation’s primary lending area is Puerto Rico. The Corporation’s banking subsidiary, FirstBank, also lends in the USVI and BVI markets and in the United States (principally in the state of Florida). Of the total gross loans held for investment of $9.0 billion as of March 31, 2020, credit risk concentration was approximately 74% in Puerto Rico, 21% in the United States, and 5% in the USVI and BVI.

As of March 31, 2020, the Corporation had $56.6 million outstanding in loans extended to the Puerto Rico government, its municipalities and public corporations, compared to $57.7 million as of December 31, 2019. Approximately $43.0 million of the outstanding loans as of March 31, 2020 consisted of loans extended to municipalities in Puerto Rico, which in most cases are supported by assigned property tax revenues. The vast majority of revenues of the municipalities included in the Corporation’s loan portfolio are independent of the Puerto Rico central government. These municipalities are required by law to levy special property taxes in such amounts as are required for the payment of all of their respective general obligation bonds and notes. Late in 2015, the GDB and the Municipal Revenue Collection Center (“CRIM”) signed and perfected a deed of trust. Through this deed, the Puerto Rico Fiscal Agency and Financial Advisory Authority, as fiduciary, is bound to keep the CRIM funds separate from any other deposits and must distribute the funds pursuant to applicable law. The CRIM funds are deposited at another commercial depository financial institution in Puerto Rico. In addition to loans extended to municipalities, the Corporation’s loan exposure to the Puerto Rico government as of March 31, 2020 included a $13.7 million loan granted to an affiliate of PREPA.

In addition, as of March 31, 2020, the Corporation had $103.6 million in exposure to residential mortgage loans that are guaranteed by the PRHFA, compared to $106.9 million as of December 31, 2019. Residential mortgage loans guaranteed by the PRHFA are secured by the underlying properties and the guarantees serve to cover shortfalls in collateral in the event of a borrower default. The Puerto Rico government guarantees up to $75 million of the principal for all loans under the mortgage loan insurance program. According to the most recently-released audited financial statements of the PRHFA, as of June 30, 2016, the PRHFA’s mortgage loans insurance program covered loans in an aggregate of approximately $576 million. The regulations adopted by the PRHFA require the establishment of adequate reserves to guarantee the solvency of the mortgage loan insurance fund. As of June 30, 2016, the most recent date as of which information is available, the PRHFA had a restricted net position for such purposes of approximately $77.4 million.

The Corporation also has credit exposure to USVI government entities. As of March 31, 2020, the Corporation had $62.5 million in loans to USVI government instrumentalities and public corporations, compared to $64.1 million as of December 31, 2019. Of the amount outstanding as of March 31, 2020, public corporations of the USVI owed approximately $39.3 million and an independent instrumentality of the USVI government owed approximately $23.2 million. As of March 31, 2020, all loans were currently performing and up to date on principal and interest payments.

The Corporation cannot predict at this time the ultimate effect on the Puerto Rico economy, the Corporation’s clients, and the Corporation’s financial condition and results of operations of the financial problems of the Commonwealth of Puerto Rico, which may be exacerbated as a result of the COVID-19 pandemic, the uncertainty about the ultimate outcomes of the debt restructuring process, and the various legislative and other measures adopted and to be adopted by the Puerto Rico government and the PROMESA oversight board in response to such fiscal situation.

Troubled Debt Restructurings

The Corporation provides homeownership preservation assistance to its customers through a loss mitigation program in Puerto Rico that is similar to the U.S. government’s Home Affordable Modification Program guidelines. Depending upon the nature of borrowers’ financial condition, restructurings or loan modifications through this program, as well as other restructurings of individual commercial, commercial mortgage, construction, and residential mortgage loans, fit the definition of a TDR. A restructuring of a debt constitutes a TDR if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. Modifications involve changes in one or more of the loan terms that bring a defaulted loan current and provide sustainable affordability. Changes may include, among others, the extension of the maturity of the loan and modifications of the loan rate. As of March 31, 2020, the Corporation’s total TDR loans held for investment of $497.3 million consisted of $311.4 million of residential mortgage loans, $82.7 million of commercial and industrial loans, $74.3 million of commercial mortgage loans, $4.3 million of construction loans, and $24.6 million of consumer loans. The Corporation has committed to lend additional amounts on these loans totaling up to $3.0 million.

The Corporation’s loss mitigation programs for residential mortgage and consumer loans can provide for one or a combination of the following: movement of interest past due to the end of the loan, extension of the loan term, deferral of principal payments and reduction of interest rates either permanently or for a period of up to six years (increasing back in step-up rates). Additionally, in certain cases, the restructuring may provide for the forgiveness of contractually-due principal or interest. Uncollected interest is added to the end of the loan term at the time of the restructuring and not recognized as income until collected or when the loan is paid off. These programs are available only to those borrowers who have defaulted, or are likely to default, permanently on their loans and would lose their homes in a foreclosure action absent some lender concession. Nevertheless, if the Corporation is not reasonably assured that the borrower will comply with its contractual commitment, the property is foreclosed.

Prior to permanently modifying a loan, the Corporation may enter into trial modifications with certain borrowers. Trial modifications generally represent a six-month period during which the borrower makes monthly payments under the anticipated modified payment terms prior to a formal modification. Upon successful completion of a trial modification, the Corporation and the borrower enter into a permanent modification. TDR loans that are participating in or that have been offered a binding trial modification are classified as TDRs when the trial offer is made and continue to be classified as TDRs regardless of whether the borrower enters into a permanent modification. As of March 31, 2020, the Corporation included as TDRs $2.2 million of residential mortgage loans that were participating in or had been offered a trial modification.

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

In working with borrowers affected by the COVID-19 outbreak, the Corporation has agreed to let consumer borrowers defer payments on their loans (i.e., residential mortgage, personal loans, auto loans, finance leases and small loans) for a period up to June 30, 2020, with the possibility of a further extension up to August 31, 2020, if needed, as long as the borrowers were current in their payments or no more than 2 payments in arrears (not having exceeded 89 days past due as of March 16, 2020), and who did not make their payment corresponding to the month of March. In the case of credit cards and individual lines of credit, the borrowers were required to be current or less than 29 days past due in their payments as of March 16, 2020 to qualify for the payment deferral program. For both consumer and residential mortgage loans subject to the deferral programs, each borrower is required to begin making their regularly scheduled loan payment at the end of the deferral period and the deferred amounts were moved to the end of the loan. The payment deferral programs were applied prospectively beginning, in some instances, with the scheduled contractual payment due in March. For commercial loans, any request for payment deferral is analyzed on a case by case basis. As of May 7, 2020, the Corporation has under deferred payment arrangements approximately 7,064 residential mortgage loans totaling $931.5 million, 93,629 consumer loans totaling $1.0 billion, and 741 commercial and construction loans totaling $1.8 billion. These short-term modifications made in response to COVID-19 pandemic to qualifying borrowers are not considered TDR loans.

Selected information on the Corporation’s TDR loans held for investment based on the amortized cost by loan class and modification type is summarized in the following tables as of the indicated dates:

	As of March 31, 2020
Puerto Rico and Virgin Islands region	Interest rate below market	Maturity or term extension	Combination of reduction in interest rate and extension of maturity	Forgiveness of principal and/or interest	Forbearance Agreement	Other (1)	Total
(In thousands)
TDRs:
Conventional residential mortgage loans	$18,096	$11,566	$214,077	$-	$223	$63,921	$307,883
Construction loans	23	2,436	1,634	-	-	182	4,275
Commercial mortgage loans	890	1,404	38,850	-	19,776	7,933	68,853
Commercial and industrial loans	561	14,786	11,481	-	19,056	36,543	82,427
Consumer loans:
Auto loans	-	705	6,622	-	-	6,766	14,093
Finance leases	-	33	897	-	-	621	1,551
Personal loans	24	36	773	-	-	241	1,074
Credit cards	-	-	2,733	21	-	-	2,754
Other consumer loans	1,938	1,146	742	177	-	340	4,343
Total Troubled Debt Restructurings in Puerto Rico
and Virgin Islands region	$21,532	$32,112	$277,809	$198	$39,055	$116,547	$487,253

(1)Other concessions granted by the Corporation include deferral of principal and/or interest payments for a period longer than what would be considered insignificant, payment plans under judicial stipulation, or a combination of the concession listed in the table.

	As of March 31, 2020
Florida region	Interest rate below market	Maturity or term extension	Combination of reduction in interest rate and extension of maturity	Forgiveness of principal and/or interest	Forbearance Agreement	Other (1)	Total
(In thousands)
TDRs:
Conventional residential mortgage loans	$1,002	$410	$2,037	$-	$-	$31	$3,480
Construction loans	-	-	-	-	-	-	-
Commercial mortgage loans	2,876	855	1,748	-	-	-	5,479
Commercial and industrial loans	-	-	-	-	-	292	292
Consumer loans:
Auto loans	-	74	19	-	-	-	93
Finance leases	-	-	-	-	-	-	-
Personal loans	-	-	-	-	-	-	-
Credit cards	-	-	-	-	-	-	-
Other consumer loans	37	-	181	-	-	480	698
Total Troubled Debt Restructurings in Florida Region	$3,915	$1,339	$3,985	$-	$-	$803	$10,042

(1)Other concessions granted by the Corporation include deferral of principal and/or interest payments for a period longer than what would be considered insignificant, payment plans under judicial stipulation, or a combination of the concession listed in the table.

	As of March 31, 2020
Total	Interest rate below market	Maturity or term extension	Combination of reduction in interest rate and extension of maturity	Forgiveness of principal and/or interest	Forbearance Agreement	Other (1)	Total
(In thousands)
TDRs:
Conventional residential mortgage loans	$19,098	$11,976	$216,114	$-	$223	$63,952	$311,363
Construction loans	23	2,436	1,634	-	-	182	4,275
Commercial mortgage loans	3,766	2,259	40,598	-	19,776	7,933	74,332
Commercial and industrial loans	561	14,786	11,481	-	19,056	36,835	82,719
Consumer loans:
Auto loans	-	779	6,641	-	-	6,766	14,186
Finance leases	-	33	897	-	-	621	1,551
Personal loans	24	36	773	-	-	241	1,074
Credit cards	-	-	2,733	21	-	-	2,754
Other consumer loans	1,975	1,146	923	177	-	820	5,041
Total Troubled Debt Restructurings	$25,447	$33,451	$281,794	$198	$39,055	$117,350	$497,295

(1)Other concessions granted by the Corporation include deferral of principal and/or interest payments for a period longer than what would be considered insignificant, payment plans under judicial stipulation, or a combination of the concession listed in the table.

	As of December 31, 2019
Puerto Rico and Virgin Islands region	Interest rate below market	Maturity or term extension	Combination of reduction in interest rate and extension of maturity	Forgiveness of principal and/or interest	Forbearance Agreement	Other (1)	Total
(In thousands)
TDRs:
Conventional residential mortgage loans	$18,561	$11,188	$219,618	$-	$142	$63,638	$313,147
Construction loans	24	2,469	1,639	-	-	189	4,321
Commercial mortgage loans	909	1,414	39,131	-	19,848	8,149	69,451
Commercial and industrial loans	579	16,160	12,077	142	692	36,884	66,534
Consumer loans:
Auto loans	-	801	7,374	-	-	6,249	14,424
Finance leases	-	40	1,066	-	-	426	1,532
Personal loans	26	43	845	-	-	159	1,073
Credit cards	-	-	2,767	24	-	-	2,791
Other consumer loans	2,020	1,196	770	180	-	337	4,503
Total Troubled Debt Restructurings in Puerto Rico
and Virgin Island region	$22,119	$33,311	$285,287	$346	$20,682	$116,031	$477,776

(1)Other concessions granted by the Corporation include deferral of principal and/or interest payments for a period longer than what would be considered insignificant, payment plans under judicial stipulation, or a combination of the concession listed in the table.

	As of December 31, 2019
Florida region	Interest rate below market	Maturity or term extension	Combination of reduction in interest rate and extension of maturity	Forgiveness of principal and/or interest	Forbearance Agreement	Other (1)	Total
(In thousands)
TDRs:
Conventional residential mortgage loans	$1,009	$412	$2,049	$-	$-	$32	$3,502
Construction loans	-	-	-	-	-	-	-
Commercial mortgage loans	2,901	862	1,765	-	-	-	5,528
Commercial and industrial loans	-	-	-	-	-	315	315
Consumer loans:
Auto loans	-	97	19	-	-	-	116
Finance leases	-	-	-	-	-	-	-
Personal loans	-	-	-	-	-	-	-
Credit cards	-	-	-	-	-	-	-
Other consumer loans	39	-	183	-	-	538	760
Total Troubled Debt Restructurings in Florida region	$3,949	$1,371	$4,016	$-	$-	$885	$10,221

(1)Other concessions granted by the Corporation include deferral of principal and/or interest payments for a period longer than what would be considered insignificant, payment plans under judicial stipulation, or a combination of the concession listed in the table.

	As of December 31, 2019
Total	Interest rate below market	Maturity or term extension	Combination of reduction in interest rate and extension of maturity	Forgiveness of principal and/or interest	Forbearance Agreement	Other (1)	Total
(In thousands)
TDRs:
Conventional residential mortgage loans	$19,570	$11,600	$221,667	$-	$142	$63,670	$316,649
Construction loans	24	2,469	1,639	-	-	189	4,321
Commercial mortgage loans	3,810	2,276	40,896	-	19,848	8,149	74,979
Commercial and industrial loans	579	16,160	12,077	142	692	37,199	66,849
Consumer loans:
Auto loans	-	898	7,393	-	-	6,249	14,540
Finance leases	-	40	1,066	-	-	426	1,532
Personal loans	26	43	845	-	-	159	1,073
Credit cards	-	-	2,767	24	-	-	2,791
Other consumer loans	2,059	1,196	953	180	-	875	5,263
Total Troubled Debt Restructurings	$26,068	$34,682	$289,303	$346	$20,682	$116,916	$487,997

(1)Other concessions granted by the Corporation include deferral of principal and/or interest payments for a period longer than what would be considered insignificant, payment plans under judicial stipulation, or a combination of the concession listed in the table.

The following table presents the Corporation's TDR loans held for investment activity for the indicated periods:

	Quarter Ended
	March 31, 2020	March 31, 2019
(In thousands)
Beginning balance of TDRs	$487,997	$582,647
New TDRs	23,125	25,459
Increases to existing TDRs	103	1,175
Charge-offs post modification	(2,337)	(2,821)
Foreclosures	(1,611)	(3,643)
Paid-off, partial payments and other	(9,982)	(13,022)
Ending balance of TDRs	$497,295	$589,795

TDR loans are classified as either accrual or nonaccrual loans. Loans in accrual status may remain in accrual status when their contractual terms have been modified in a TDR if the loans had demonstrated performance prior to the restructuring and payment in full under the restructured terms is expected. Otherwise, loans on nonaccrual status and restructured as a TDR will remain on nonaccrual status until the borrower has proven the ability to perform under the modified structure, generally for a minimum of six months, and there is evidence that such payments can, and are likely to, continue as agreed. Performance prior to the restructuring, or significant events that coincide with the restructuring, are included in assessing whether the borrower can meet the new terms and may result in the loan being returned to accrual status at the time of the restructuring or after a shorter performance period. If the borrower’s ability to meet the revised payment schedule is uncertain, the loan remains classified as a nonaccrual loan. Loan modifications increase the Corporation’s interest income by returning a nonaccrual loan to performing status, if applicable, increase cash flows by providing for payments to be made by the borrower, and limit increases in foreclosure and OREO costs. A TDR loan that specifies an interest rate that at the time of the restructuring is greater than or equal to the rate the Corporation is willing to accept for a new loan with comparable risk may not be reported as a TDR in the calendar years subsequent to the restructuring, if it is in compliance with its modified terms. The Corporation did not remove any loans from the TDR classification during 2020 and 2019.

The following tables provide a breakdown of the TDR loans held for investment by those in accrual and nonaccrual status as of the indicated periods:

March 31, 2020	Puerto Rico and
	Virgin Islands region			Florida region			Total
	Accrual	Nonaccrual	Total TDRs	Accrual	Nonaccrual	Total TDRs	Accrual	Nonaccrual (1)	Total TDRs
(In thousands)
Conventional residential mortgage loans	$253,077	$54,806	$307,883	$3,420	$60	$3,480	$256,497	$54,866	$311,363
Construction loans	3,200	1,075	4,275	-	-	-	3,200	1,075	4,275
Commercial mortgage loans	45,193	23,660	68,853	5,479	-	5,479	50,672	23,660	74,332
Commercial and industrial loans	73,531	8,896	82,427	-	292	292	73,531	9,188	82,719
Consumer loans:
Auto loans	7,928	6,165	14,093	93	-	93	8,021	6,165	14,186
Finance leases	1,544	7	1,551	-	-	-	1,544	7	1,551
Personal loans	1,052	22	1,074	-	-	-	1,052	22	1,074
Credit Cards	2,754	-	2,754	-	-	-	2,754	-	2,754
Other consumer loans	3,671	672	4,343	661	37	698	4,332	709	5,041
Total Troubled Debt Restructurings	$391,950	$95,303	$487,253	$9,653	$389	$10,042	$401,603	$95,692	$497,295

(1)Included in nonaccrual loans are $16.3 million in loans that are performing under the terms of the restructuring agreement but are reported in nonaccrual status until the restructured loans meet the criteria of sustained payment performance under the revised terms for reinstatement to accrual status and are deemed fully collectible.

December 31, 2019	Puerto Rico and
	Virgin Islands region			Florida region			Total
	Accrual	Nonaccrual	Total TDRs	Accrual	Nonaccrual	Total TDRs	Accrual	Nonaccrual (1)	Total TDRs
(In thousands)
Conventional residential mortgage loans	$262,244	$50,903	$313,147	$3,502	$-	$3,502	$265,746	$50,903	$316,649
Construction loans	3,238	1,083	4,321	-	-	-	3,238	1,083	4,321
Commercial mortgage loans	45,534	23,917	69,451	5,528	-	5,528	51,062	23,917	74,979
Commercial and industrial loans	59,689	6,845	66,534	-	315	315	59,689	7,160	66,849
Consumer loans:
Auto loans	8,440	5,984	14,424	116	-	116	8,556	5,984	14,540
Finance leases	1,502	30	1,532	-	-	-	1,502	30	1,532
Personal loans	1,052	21	1,073	-	-	-	1,052	21	1,073
Credit Cards	2,791	-	2,791	-	-	-	2,791	-	2,791
Other consumer loans	3,898	605	4,503	723	37	760	4,621	642	5,263
Total Troubled Debt Restructurings	$388,388	$89,388	$477,776	$9,869	$352	$10,221	$398,257	$89,740	$487,997

(1)Included in nonaccrual loans are $14.8 million in loans that are performing under the terms of the restructuring agreement but are reported in nonaccrual status until the restructured loans meet the criteria of sustained payment performance under the revised terms for reinstatement to accrual status and are deemed fully collectible.

TDR loans exclude restructured residential mortgage loans that are government-guaranteed (e.g., FHA/VA loans) totaling $55.8 million as of March 31, 2020 (compared with $60.1 million as of December 31, 2019). The Corporation excludes FHA/VA guaranteed loans from TDR loan statistics given that, in the event that the borrower defaults on the loan, the principal and interest (at the specified debenture rate) are guaranteed by the U.S. government; therefore, the risk of loss on these types of loans is very low.

Loan modifications that are considered TDR loans completed during the first quarter of 2020 and 2019 were as follows:

March 31, 2020
	Number of contracts	Pre-modification Amortized Cost	Post-modification Amortized Cost	Number of contracts	Pre-modification Amortized Cost	Post-modification Amortized Cost	Number of contracts	Pre-modification Amortized Cost	Post-modification Amortized Cost
(Dollars in thousands)
TDRs:
Conventional residential mortgage loans	32	$3,124	$2,560	-	$-	$-	32	$3,124	$2,560
Construction loans	-	-	-	-	-	-	-	-	-
Commercial mortgage loans	2	75	81	-	-	-	2	75	81
Commercial and industrial loans	3	18,386	18,386	-	-	-	3	18,386	18,386
Consumer loans:
Auto loans	81	1,241	1,235	-	-	-	81	1,241	1,235
Finance leases	21	284	284	-	-	-	21	284	284
Personal loans	13	113	111	-	-	-	13	113	111
Credit Cards	57	280	280	-	-	-	57	280	280
Other consumer loans	64	180	188	-	-	-	64	180	188
Total Troubled Debt Restructurings	273	$23,683	$23,125	-	$-	$-	273	$23,683	$23,125

March 31, 2019
	Number of contracts	Pre-modification Amortized Cost	Post-modification Amortized Cost	Number of contracts	Pre-modification Amortized Cost	Post-modification Amortized Cost	Number of contracts	Pre-modification Amortized Cost	Post-modification Amortized Cost
(Dollars in thousands)
TDRs:
Conventional residential mortgage loans	29	$3,178	$3,191	-	$-	$-	29	$3,178	$3,191
Construction loans	1	12	12	-	-	-	1	12	12
Commercial mortgage loans	3	22,510	20,334	-	-	-	3	22,510	20,334
Commercial and industrial loans	4	107	106	-	-	-	4	107	106
Consumer loans:
Auto loans	59	914	914	3	33	33	62	947	947
Finance leases	7	159	159	-	-	-	7	159	159
Personal loans	20	204	204	-	-	-	20	204	204
Credit Cards	29	168	168	-	-	-	29	168	168
Other consumer loans	99	320	338	-	-	-	99	320	338
Total Troubled Debt Restructurings	251	$27,572	$25,426	3	$33	$33	254	$27,605	$25,459

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

Loan modifications considered TDR loans that defaulted during the quarters ended March 31, 2020 and March 31, 2019, and had become TDR during the 12 months preceding the default date, were as follows:

	Quarter ended March 31,
	2020		2019
Puerto Rico and Virgin Islands region	Number of contracts	Amortized Cost	Number of contracts	Amortized Cost
(Dollars in thousands)
Conventional residential mortgage loans	6	$1,889	-	$-
Construction loans	-	-	-	-
Commercial mortgage loans	-	-	-	-
Commercial and industrial loans	1	35	-	-
Consumer loans:
Auto loans	10	176	20	251
Finance leases	1	5	-	-
Personal loans	1	7	-	-
Credit cards	5	14	-	-
Other consumer loans	29	108	18	47
Total Puerto Rico and Virgin Islands region	53	$2,234	38	$298

Quarter ended March 31,
	2020		2019
Florida region	Number of contracts	Amortized Cost	Number of contracts	Amortized Cost
(Dollars in thousands)
Conventional residential mortgage loans	-	$-	-	$-
Construction loans	-	-	-	-
Commercial mortgage loans	-	-	-	-
Commercial and industrial loans	-	-	-	-
Consumer loans:
Auto loans	-	-	-	-
Finance leases	-	-	-	-
Personal loans	-	-	-	-
Credit cards	-	-	-	-
Other consumer loans	-	-	-	-
Total in Florida region	-	$-	-	$-

	Quarter ended March 31,
	2020		2019
Total	Number of contracts	Amortized Cost	Number of contracts	Amortized Cost
(Dollars in thousands)
Conventional residential mortgage loans	6	$1,889	-	$-
Construction loans	-	-	-	-
Commercial mortgage loans	-	-	-	-
Commercial and industrial loans	1	35	-	-
Consumer loans:
Auto loans	10	176	20	251
Finance leases	1	5	-	-
Personal loans	1	7	-	-
Credit cards	5	14	-	-
Other consumer loans	29	108	18	47
Total	53	$2,234	38	$298

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

The following table provides additional information about the volume of this type of loan restructuring as of March 31, 2020 and March 31, 2019, and the effect on the allowance for credit losses in the first quarter of 2020 and 2019:

	Quarter ended				Quarter ended
	March 31, 2020				March 31, 2019
(In thousands)	Commercial Mortgage loans	Commercial and Industrial loans	Construction loans	Total	Commercial Mortgage loans	Commercial and Industrial loans	Construction loans	Total
Beginning balance of A/B Notes	$22,749	$26,596	$1,883	$51,228	$3,003	$28,406	$2,431	$33,840
New TDR loan splits	-	-	-	-	20,059	-	-	20,059
Paid-off and partial payments	(97)	(200)	(25)	(322)	(30)	(230)	(71)	(331)
Ending balance of A/B Notes	$22,652	$26,396	$1,858	$50,906	$23,032	$28,176	$2,360	$53,568

	Quarter ended				Quarter ended
	March 31, 2020				March 31, 2019
(In thousands)	Commercial Mortgage loans	Commercial and Industrial loans	Construction loans	Total	Commercial Mortgage loans	Commercial and Industrial loans	Construction loans	Total
Allowance for credit losses at the
beginning of the period for A/B Notes	$3,516	$14	$-	$3,530	$-	$473	$-	$473
Impact of adopting ASC 326	(415)	89	-	(326)	-	-	-	-
Charges (releases) to the provision
for credit losses	15	(102)	-	(87)	611	(124)	-	487
Allowance for credit losses at the
end of the period for A/B Notes	$3,116	$1	$-	$3,117	$611	$349	$-	$960

Approximately $39.4 million of the loans restructured using the A/B Note restructure workout strategy were in accrual status as of March 31, 2020.

NOTE 8 – ALLOWANCE FOR CREDIT LOSSES ON LOANS AND FINANCE LEASES

The following table presents the activity in the ACL on loans and finance leases by portfolio segment for the quarters ended March 31, 2020 and 2019:

Quarter ended March 31, 2020	Residential Mortgage Loans	Construction Loans	Commercial Mortgage Loans	Commercial & Industrial Loans	Consumer Loans	Total
(In thousands)

Allowance for credit losses:
Beginning balance, prior to adoption of ASC 326	$44,806	$2,370	$39,194	$15,198	$53,571	$155,139
Impact of adopting ASC 326	49,837	797	(19,306)	14,731	35,106	81,165
Provision for credit losses	16,218	2,062	14,167	8,391	33,207	74,045
Charge-offs	(4,435)	(3)	(128)	(125)	(15,504)	(20,195)
Recoveries	656	27	44	115	1,778	2,620
Ending balance	$107,082	$5,253	$33,971	$38,310	$108,158	$292,774

Quarter ended March 31, 2019	Residential Mortgage Loans	Construction Loans	Commercial Mortgage Loans	Commercial & Industrial Loans	Consumer Loans	Total
(In thousands)

Allowance for credit losses:
Beginning balance	$50,794	$3,592	$55,581	$32,546	$53,849	$196,362
Provision (release) for credit losses	6,639	(95)	121	(5,009)	10,164	11,820
Charge-offs	(6,173)	(207)	(2,400)	(6,311)	(13,269)	(28,360)
Recoveries	626	41	128	1,095	2,020	3,910
Ending balance	$51,886	$3,331	$53,430	$22,321	$52,764	$183,732

The Corporation estimates the ACL following the methodologies described in Note 1 – Basis of Presentation and Significant Accounting Policies for each portfolio segment. The ACL for loans and finance leases was $155.1 million as of December 31, 2019. Upon adoption of CECL on January 1, 2020, the Corporation recognized an increase in the ACL for loans and finance leases of approximately $81.2 million, as a cumulative effect adjustment from the adoption of ASC 326, with a corresponding decrease in retained earnings, net of applicable income taxes. As of March 31, 2020, the ACL for loans and finance leases was $292.8 million, up $137.7 million from December 31, 2019, driven by the $81.2 million increase as a result of adopting CECL and a $56.5 million reserve build (i.e., provision of $74.0 million in excess of net charge-offs of $17.6 million) in the first quarter of 2020. The increase in the ACL across all loan portfolio categories primarily reflects the effect of a deteriorating economic outlook due to the COVID-19 pandemic on the macroeconomic variables used for the determination of the PDs and LGDs used in the different models. For those loans where the ACL was determined based on a discounted cash flow model, as indicated in Note 1 – Basis of Presentation and Significant Accounting Policies above, the change in the ACL due to the passage of time is recorded as part of the provision for credit losses.

The tables below present the allowance for credit losses on loans and finance leases and the carrying value of loans by portfolio segment as of March 31, 2020 and December 31, 2019:

As of March 31, 2020	Residential Mortgage Loans		Commercial Mortgage Loans	Commercial and Industrial Loans	Consumer Loans
		Construction Loans
(Dollars in thousands)						Total

Total loans held for investment:
Amortized cost of loans	$2,875,672	$159,675	$1,454,753	$2,236,218	$2,312,629	$9,038,947
Allowance for credit losses	107,082	5,253	33,971	38,310	108,158	292,774
Allowance for credit losses to
amortized cost	3.72%	3.29%	2.34%	1.71%	4.68%	3.24%

As of December 31, 2019	Residential Mortgage Loans		Commercial Mortgage Loans	Commercial and Industrial Loans	Consumer Loans
		Construction Loans
(Dollars in thousands)						Total
Total loans held for investment:
Amortized cost of loans	$2,933,773	$111,317	$1,444,586	$2,230,876	$2,281,653	$9,002,205
Allowance for credit losses	44,806	2,370	39,194	15,198	53,571	155,139
Allowance for credit losses to
amortized cost	1.53%	2.13	2.71%	0.68%	2.35%	1.72%

In addition, the Corporation estimates expected credit losses over the contractual period in which the Corporation is exposed to credit risk via a contractual obligation to extend credit, such as unfunded loan commitments and standby letters of credit for commercial and construction loans, unless the obligation is unconditionally cancellable by the Corporation. The Corporation estimates the ACL for these off-balance sheet exposures following the methodology described in Note 1 – Basis of Presentation and Significant Accounting Policies above. Upon adoption of CECL on January 1, 2020, the Corporation recognized an increase in the ACL for off-balance sheet exposures of approximately $3.9 million, as a cumulative effect adjustment from the adoption of ASC 326, with a corresponding decrease in retained earnings, net of applicable income taxes. As of March 31, 2020, the ACL for off-balance sheet credit exposures was $5.7 million, including the $3.9 million effect of adopting CECL and a $1.8 million charge to the provision in the first quarter of 2020. The increase in the allowance for credit losses for unfunded loan commitments in the first quarter of 2020 primarily reflects the effect of the deteriorating economic outlook due to the COVID-19 pandemic.

The following table presents the activity in the ACL for unfunded loan commitments and standby letters of credit for the quarters ended March 31, 2020 and 2019:

	Quarter ended
	March 31, 2020	March 31, 2019
(In thousands)
Beginning Balance	$-	$412
Impact of adopting ASC 326	3,922	-
Provision (release) for credit losses	1,819	(412)
Ending balance	$5,741	$-

NOTE 9 – LOANS HELD FOR SALE

The Corporation’s loans held-for-sale portfolio as of the dates indicated was composed of:

	March 31, 2020	December 31, 2019

(In thousands)
Residential mortgage loans	$12,046	$39,477

NOTE 10 – OTHER REAL ESTATE OWNED

The following table presents the OREO inventory as of the dates indicated:

	March 31,	December 31,
	2020	2019
(In thousands)
OREO
OREO balances, carrying value:
Residential (1)	$46,427	$46,912
Commercial	45,878	47,271
Construction	7,369	7,443
Total	$99,674	$101,626

(1)Excludes $19.1 million and $16.7 million as of March 31, 2020 and December 31, 2019, respectively, of foreclosures that meet the conditions of ASC Topic 310-40 “Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure,” and are presented as a receivable (other assets) in the consolidated statements of financial condition.

NOTE 11 – LEASES

The Corporation’s operating leases are primarily related to the Corporation’s branches and leased commercial space for automated teller machines (“ATMs”). Our leases mainly have terms ranging from two years to thirty years, some of which include options to extend the leases for up to seven years. As of March 31, 2020 and December 31, 2019, the Corporation did not have a lease that qualifies as a finance lease.

Operating lease cost for the quarter ended March 31, 2020 and 2019 amounted to $2.6 million and $2.7 million, respectively.

Supplemental balance sheet information related to leases as of the dates indicated was as follows:

	March 31,	December 31,
	2020	2019
(In thousands)

Operating lease ROU asset	$59,488	$61,327
Operating lease liability	$62,509	$64,259
Operating lease weighted-average remaining lease term (in years)	10.7	10.8
Operating lease weighted-average discount rate	3.30%	3.29%

Generally, the Corporation cannot practically determine the interest rate implicit in the lease. Therefore, the Corporation uses its incremental borrowing rate as the discount rate for the lease.

Supplemental cash flow information related to leases for the indicated periods was as follows:

	Quarter Ended
	March 31,
	2020	2019
(In thousands)

Operating cash flow from operating leases (1)	$2,550	$2,742
ROU assets obtained in exchange for operating lease liabilities (2)	274	-

(1) Represents cash paid for amounts included in the measurement of operating lease liabilities.

(2)Represents non-cash activity and, accordingly, is not reflected in the consolidated statements of cash flows.

Maturities under lease liabilities as of March 31, 2020, were as follows:

Amount
(In thousands)

2020	$7,712
2021	9,622
2022	8,612
2023	7,007
2024	6,422
2025 and later years	35,434
Total lease payments	74,809
Less: imputed interest	(12,300)
Total present value of lease liability	$62,509

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

The Corporation designates a derivative as a fair value hedge, cash flow hedge or economic undesignated hedge when it enters into the derivative contract. As of March 31, 2020 and December 31, 2019, all derivatives held by the Corporation were considered economic undesignated hedges. The Corporation records these undesignated hedges at fair value with the resulting gain or loss recognized in current earnings.

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

The following table summarizes the notional amounts of all derivative instruments as of indicated dates:

	Notional Amounts (1)
	As of	As of
	March 31,	December 31,
(In thousands)	2020	2019
Undesignated economic hedges:

Interest rate contracts:
Written interest rate cap agreements	$21,010	$21,010
Purchased interest rate cap agreements	21,010	21,010
Interest rate lock commitments	34,599	11,456
Forward Contracts:
Sale of TBA GNMA MBS pools	25,500	35,000
Forward loan sales commitments	5,023	6,418
	$107,142	$94,894

(1) Notional amounts are presented on a gross basis with no netting of offsetting exposure positions.

The following table summarizes for derivative instruments their fair values and location in the consolidated statements of financial condition as of the indicated dates:

	Asset Derivatives			Liability Derivatives
	Statement of	March 31,	December 31,		March 31,	December 31,
	Financial	2020	2019		2020	2019
	Condition Location	Fair Value	Fair Value	Statement of Financial Condition Location	Fair Value	Fair Value
(In thousands)

Undesignated economic hedges:

Interest rate contracts:
Written interest rate cap agreements	Other assets	$-	$-	Accounts payable and other liabilities	$9	$11
Purchased interest rate cap agreements	Other assets	9	11	Accounts payable and other liabilities	-	-
Interest rate lock commitments	Other assets	303	341	Accounts payable and other liabilities	-	-

Forward Contracts:
Sales of TBA GNMA MBS pools	Other assets	-	-	Accounts payable and other liabilities	803	138
Forward loan sales commitments	Other assets	20	20	Accounts payable and other liabilities	-	-
		$332	$372		$812	$149

The following table summarizes the effect of derivative instruments on the consolidated statements of income for the indicated periods:

		Gain (or Loss)
	Location of Unrealized Gain (Loss)	Quarter Ended
	on Derivative Recognized in	March 31,
	Statements of Income	2020	2019
		(In thousands)
Undesignated economic hedges:
Interest rate contracts:
Written and purchased interest rate cap agreements	Interest income - Loans	$-	$(4)
Interest rate lock commitments	Mortgage Banking Activities	(91)	(20)
Forward contracts:
Sales of TBA GNMA MBS pools	Mortgage Banking Activities	(665)	127
Forward loan sales commitments	Mortgage Banking Activities	-	5
Total (loss) gain on derivatives		$(756)	$108

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

As of March 31, 2020, the Corporation had not entered into any derivative instrument containing credit-risk-related contingent features.

NOTE 13 – OFFSETTING OF ASSETS AND LIABILITIES

The Corporation enters into master agreements with counterparties, primarily related to derivatives and repurchase agreements, that may allow for netting of exposures in the event of default. In an event of default, each party has a right of set-off against the other party for amounts owed under the related agreement and any other amount or obligation owed with respect to any other agreement or transaction between them. The following tables present information about contracts subject to offsetting provision related to financial assets and liabilities as well as derivative assets and liabilities, as of the indicated dates:

Offsetting of Financial Assets and Derivative Assets

As of March 31, 2020
				Gross Amounts Not Offset in the Statement of Financial Condition
			Net Amounts of Assets Presented in the Statement of Financial Condition
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition
				Financial Instruments	Cash Collateral
						Net Amount
(In thousands)
Description

Derivatives	$9	$-	$9	$-	$(9)	$-

As of December 31, 2019
				Gross Amounts Not Offset in the Statement of Financial Condition
			Net Amounts of Assets Presented in the Statement of Financial Condition
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition
				Financial Instruments	Cash Collateral
						Net Amount
(In thousands)
Description

Derivatives	$11	$-	$11	$-	$(11)	$-
Securities purchased under agreements to resell	200,000	(200,000)	-	-	-	-
Total	$200,011	$(200,000)	$11	$-	$(11)	$-

Offsetting of Financial Liabilities and Derivative Liabilities

As of March 31, 2020

Gross Amounts Not Offset in the Statement of Financial Condition
Net Amounts of Liabilities Presented in the Statement of Financial Condition
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition
				Financial Instruments	Cash Collateral
(In thousands)						Net Amount

Description
Securities sold under agreements to repurchase	$300,000	$-	$300,000	$(300,000)	$-	$-

As of December 31, 2019
Gross Amounts Not Offset in the Statement of Financial Condition
Net Amounts of Liabilities Presented in the Statement of Financial Condition
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition
				Financial Instruments	Cash Collateral
Net Amount
(In thousands)
Description
Securities sold under agreements to repurchase	$300,000	$(200,000)	$100,000	$(100,000)	$-	$-

NOTE 14 – GOODWILL AND OTHER INTANGIBLES

Goodwill as of both March 31, 2020 and December 31, 2019 amounted to $28.1 million, recognized as part of Other Assets in the consolidated statements of financial condition. The Corporation’s goodwill is related to the Florida reporting unit. The Corporation conducted its annual evaluation of goodwill and other intangibles during the fourth quarter of 2019. Such analysis indicated that it is more likely than not that the reporting unit’s fair value is greater than its carrying value based on a qualitative assessment of events and circumstances that could impact the latest quantitative estimate of fair value of the reporting unit performed in the fourth quarter of 2018. During the first quarter of 2020, the COVID-19 pandemic broadly impacted the operating environment, notably in March, causing a sharp contraction in global economic activity and increased market volatility affecting both equity and credit markets. Due to this event, the Corporation performed a qualitative assessment to conclude if recent events constituted a triggering event that would indicate that it is more likely than not that the reporting unit is impaired. Although the market volatility resulting from uncertainties around the COVID-19 pandemic negatively broadly affected macroeconomic and equity market indicators, the duration and extent of the effects of the COVID-19 pandemic are highly uncertain at this time and its ultimate effect could be affected by measures implemented by central banks and governments aimed at mitigating the contraction in economic activity and market concerns. There were no other events, specific to the reporting unit, that would have had a significant negative impact on the valuation of the reporting unit. Ultimately, the Corporation concluded that the COVID-19 event not to be a triggering event to perform a quantitative test or to accelerate the indefinite life intangibles impairment analyses. As a result, no impartment charges for goodwill and indefinite-lived intangible assets were recorded during the first quarter of 2020.

In connection with the acquisition of the FirstBank-branded credit card loan portfolio in the second quarter of 2012, the Corporation recognized a purchased credit card relationship intangible of $24.5 million ($3.1 million as of March 31, 2020 and $3.6 million as of December 31, 2019), which is being amortized over the remaining estimated life of 1.6 years on an accelerated basis based on the estimated attrition rate of the purchased credit card accounts, which reflects the Corporation’s estimate that it will realize the economic benefits of the intangible asset as the revenue stream generated by the cardholder relationship is realized.

The core deposit intangible of $3.3 million as of March 31, 2020 (December 31, 2019 - $3.5 million) primarily consisted of the core deposit acquired in the February 2015 Doral Bank transaction described in Note 1 – Basis of Presentation and Significant Accounting Policies above.

In the first quarter of 2016, FirstBank Insurance Agency acquired insurance customer accounts and related customer records and recognized an insurance customer relationship intangible of $1.1 million ($0.4 million as of March 31, 2020 and $0.5 million as of December 31, 2019). The acquired accounts have a direct relationship to the previous mortgage loan portfolio acquisitions from Doral Bank and Doral Financial in 2015 and 2014.

The following table shows the gross amount and accumulated amortization of the Corporation’s intangible assets recognized as part of Other assets in the consolidated statements of financial condition as of indicated dates:

	As of	As of
	March 31,	December 31,
	2020	2019
(Dollars in thousands)
Core deposit intangible:
Gross amount	$51,664	$51,664
Accumulated amortization (1)	(48,377)	(48,176)
Net carrying amount	$3,287	$3,488

Remaining amortization period (in years)	4.8	5.1

Purchased credit card relationship intangible:
Gross amount	$24,465	$24,465
Accumulated amortization (2)	(21,324)	(20,850)
Net carrying amount	$3,141	$3,615

Remaining amortization period (in years)	1.6	1.9

Insurance customer relationship intangible:
Gross amount	$1,067	$1,067
Accumulated amortization (3)	(635)	(597)
Net carrying amount	$432	$470

Remaining amortization period (in years)	2.8	3.0

(1)For each of the quarters ended March 31, 2020 and 2019, the amortization expense of core deposit intangibles amounted to $0.2 million.

(2)For each of the quarters ended March 31, 2020 and 2019, the amortization expense of the purchased credit card relationship intangible amounted to $0.5 million.

(3)For each of the quarters ended March 31, 2020 and 2019, the amortization expense of the insurance customer relationship intangible amounted to $38 thousand.

The estimated aggregate annual amortization expense related to the intangible assets for future periods is as follows as of March 31, 2020:

Amount
(In thousands)
2020	$2,138
2021	2,656
2022	915
2023	622
2024	457
2025 and after	72

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

Below is a summary of transactions with VIEs for which the Corporation has retained some level of continuing involvement:

GNMA

The Corporation typically transfers first lien residential mortgage loans in conjunction with GNMA securitization transactions in which the loans are exchanged for cash or securities that are readily redeemed for cash proceeds and servicing rights. The securities issued through these transactions are guaranteed by GNMA and, under seller/servicer agreements, the Corporation is required to service the loans in accordance with the issuers’ servicing guidelines and standards. As of March 31, 2020, the Corporation serviced loans securitized through GNMA with a principal balance of $1.9 billion.

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

The Collins Amendment to the Dodd-Frank Wall Street Reform and Consumer Protection Act eliminated certain TRuPs from Tier 1 Capital; however, these instruments may remain in Tier 2 capital until the instruments are redeemed or mature. Under the indentures, the Corporation has the right, from time to time, and without causing an event of default, to defer payments of interest on the Junior Subordinated Deferrable Debentures by extending the interest payment period at any time and from time to time during the term of the subordinated debentures for up to twenty consecutive quarterly periods. As of March 31, 2020, the Corporation was current on all interest payments due on its subordinated debt.

Private Label MBS

During 2004 and 2005, an unaffiliated party, referred to in this subsection as the seller, established a series of statutory trusts to effect the securitization of mortgage loans and the sale of trust certificates (“private label MBS”). The seller initially provided the servicing for a fee, which is senior to the obligations to pay private label MBS holders. The seller then entered into a sales agreement through which it sold and issued the private label MBS in favor of the Corporation’s banking subsidiary. Currently, the Bank is the sole owner of the private label MBS; the servicing of the underlying residential mortgages that generate the principal and interest cash flows is performed by another third party, which receives a servicing fee. These private label MBS are variable-rate securities indexed to 90-day LIBOR plus a spread. The principal payments from the underlying loans are remitted to a paying agent (servicer), who then remits interest to the Bank. Interest income is shared to a certain extent with the FDIC, which has an interest only strip (“IO”) tied to the cash flows of the underlying loans and is entitled to receive the excess of the interest income less a servicing fee over the variable rate income that the Bank earns on the securities. This IO is limited to the weighted-average coupon on the securities. The FDIC became the owner of the IO upon its intervention of the seller, a failed financial institution. No recourse agreement exists, and the Bank, as the sole holder of the securities, absorbs all risks from losses on non-accruing loans and repossessed collateral. As of March 31, 2020, the amortized cost and fair value of these private label MBS amounted to $15.4 million and $10.3 million, respectively, with a weighted-average yield of 3.45%, which is included as part of the Corporation’s available-for-sale investment securities portfolio. As described in Note 5 – Investment Securities above, the Corporation established a $0.4 million ACL on these private label MBS during 2020.

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

The changes in servicing assets are shown below for the indicated periods:

	Quarter ended
	March 31,	March 31,
	2020	2019
(In thousands)
Balance at beginning of period	$26,762	$27,428
Capitalization of servicing assets	904	868
Amortization	(1,009)	(810)
Temporary impairment charges, net	(138)	(20)
Other (1)	(35)	(35)
Balance at end of period	$26,484	$27,431

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

Changes in the impairment allowance were as follows for the indicated periods:

	Quarter ended
	March 31,	March 31,
	2020	2019
(In thousands)
Balance at beginning of period	$73	$30
Temporary impairment charges	138	24
OTTI of servicing assets	(77)	-
Recoveries	-	(4)
Balance at end of period	$134	$50

The components of net servicing income, included as part of mortgage banking activities in the consolidated statements of income, are shown below for the indicated periods:

	Quarter ended
	March 31,	March 31,
	2020	2019
(In thousands)
Servicing fees	$2,134	$2,060
Late charges and prepayment penalties	150	154
Adjustment for loans repurchased	(35)	(35)
Other	-	(15)
Servicing income, gross	2,249	2,164
Amortization and impairment of servicing assets	(1,147)	(830)
Servicing income, net	$1,102	$1,334

The Corporation’s servicing assets are subject to prepayment and interest rate risks. As of March 31, 2020, fair values of the Corporation’s servicing assets were based on a valuation model that incorporates market-driven assumptions regarding discount rates and mortgage prepayment rates, adjusted by the particular characteristics of the Corporation’s servicing portfolio. The Corporation used constant prepayment rate assumptions for the Corporation’s servicing assets for the government-guaranteed mortgage loans of 6.2% for each of the quarters ended March 31, 2020 and 2019. For conventional conforming mortgage loans, the Corporation used 6.9% and 6.7% for the quarters ended March 31, 2020 and 2019, and, for the conventional non-conforming mortgage loans, the Corporation used 8.7% and 9.3% for the quarters ended March 31, 2020 and 2019, respectively. Discount rate assumptions used were 12% for government-guaranteed mortgage loans; 10% for conventional conforming mortgage loans; and 14.3% for conventional non-conforming mortgage loans for each of the quarters ended March 31, 2020 and 2019.

The weighted averages of the key economic assumptions that the Corporation used in its valuation model and the sensitivity of the current fair value to immediate 10% and 20% adverse changes in those assumptions for mortgage loans as of March 31, 2020 and December 31, 2019 were as follows:

	March 31,	December 31,
	2020	2019
(In thousands)
Carrying amount of servicing assets	$26,484	$26,762
Fair value	$30,337	$31,027
Weighted-average expected life (in years)	8.39	8.39

Constant prepayment rate (weighted-average annual rate)	6.46%	6.45%
Decrease in fair value due to 10% adverse change	$764	$748
Decrease in fair value due to 20% adverse change	$1,496	$1,464

Discount rate (weighted-average annual rate)	11.27%	11.27%
Decrease in fair value due to 10% adverse change	$1,393	$1,450
Decrease in fair value due to 20% adverse change	$2,677	$2,783

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

NOTE 16 – DEPOSITS

The following table summarizes deposit balances as of the dates indicated:
	March 31,	December 31,
	2020	2019
(In thousands)
Type of account:
Non-interest-bearing checking accounts	$2,404,932	$2,367,856
Interest-bearing savings accounts	2,584,201	2,437,345
Interest-bearing checking accounts	1,424,261	1,412,390
Certificates of deposit	2,696,967	2,695,749
Brokered certificates of deposit (CDs)	451,952	435,089
Total	$9,562,313	$9,348,429

Brokered CDs mature as follows:

March 31, 2020
(In thousands)

Three months or less	$88,696
Over three months to six months	87,276
Over six months to one year	114,110
Over one year to three years	126,651
Over three years to five years	29,268
Over five years	5,951
Total	$451,952

The following were the components of interest expense on deposits for the indicated periods:

	Quarter Ended
	March 31,	March 31,
	2020	2019
(In thousands)
Interest expense on deposits	$19,497	$17,305
Accretion of premium from acquisition	(1)	(2)
Amortization of broker placement fees	158	189
Interest expense on deposits	$19,654	$17,492

NOTE 17 – LOANS PAYABLE

As of March 31, 2020, loans payable consisted of $60 million in short-term borrowings under the Primary Credit FED Discount Window Program bearing interest at 0.25%. The Corporation participates in the Borrower-in-Custody (“BIC”) Program of the FED. Through the BIC Program, a broad range of loans (including commercial, consumer and residential mortgages) may be pledged as collateral for borrowings through the FED Discount Window. As of March 31, 2020, collateral pledged related to this credit facility amounted to $1.2 billion, mainly commercial, consumer and residential mortgage loans, which after a margin haircuts resulted in over $758 million in lendable value. With the COVID-19 impacts on individual, communities and organizations continuing to evolve, the Federal Reserve has taken several actions to support the economy and financial stability including, among other things, lowering the target range for the federal funds rate and relaunching large scale asset purchases. The FED discount Window program provided the opportunity to access a low-rate short-term source of funding in the current high volatility market environment.

NOTE 18 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase (repurchase agreements) as of the dates indicated consisted of the following:

	March, 31	December 31,
	2020	2019
(In thousands)

Long-term repurchase agreement (1) (2)	$300,000	$100,000

(1)Weighted-average interest rate of 2.84% and 2.26% as of March 31, 2020 and December 31, 2019, respectively. As of March 31, 2020, includes $200 million of reserve repurchase agreements tied to variable rates.

(2)During the first quarter of 2020, the Corporation exercised its call option on $200 million of reverse repurchase agreements that were previously offset in the statement of financial condition against variable-rate repurchase agreements, pursuant to ASC topic 210-20-45-11, “Balance Sheet – Offsetting – Repurchase and Reverse Repurchase Agreements.”

Repurchase agreements mature as follows as of the indicated date:
March 31, 2020
(In thousands)

Over one year to three years	$100,000
Over three years to five years	200,000
Total	$300,000

As of March 31, 2020 and December 31, 2019, the securities underlying such agreements were delivered to the dealers with which the repurchase agreements were transacted.

Repurchase agreements as of March 31, 2020, grouped by counterparty, were as follows:

(Dollars in thousands)		Weighted-Average
Counterparty	Amount	Maturity (In Months)

JP Morgan Chase	$100,000	23
Credit Suisse First Boston	200,000	58
	$300,000

NOTE 19 – ADVANCES FROM THE FEDERAL HOME LOAN BANK

The following is a summary of the advances from the FHLB as of the indicated dates:

		March 31,	December 31,
		2020	2019

(In thousands)

Short-term Fixed -rate advances from FHLB	(1)	$30,000	$35,000
Long-term Fixed-rate advances from FHLB	(2)	535,000	535,000
		$565,000	$570,000

(1)Interest rate of 0.59% and 1.83% as of March 31, 2020 and December 31, 2019, respectively.

(2)Weighted-average interest rate of 2.21% as of each March 31, 2020 and December 31, 2019.

Advances from FHLB mature as follows as of the indicated date:

March 31,
2020
(In thousands)
Within one month	$55,000
Over one to three months	20,000
Over six months to one year	50,000
Over one year to three years	440,000
Total	$565,000

As of March 31, 2020, the Corporation used $212.0 million in letters of credit issued by the FHLB as pledges for public deposits in the Virgin Islands and had additional capacity of approximately $529.4 million on this credit facility based on collateral pledged at the FHLB, considering a margin haircut reflecting the perceived risk associated with the collateral.

NOTE 20 – OTHER BORROWINGS

Other borrowings, as of the indicated dates, consisted of:

	March 31,	December 31,
	2020	2019
	(In thousands)
Floating rate junior subordinated debentures (FBP Statutory Trust I) (1)	$65,593	$65,593
Floating rate junior subordinated debentures (FBP Statutory Trust II) (2)	118,557	118,557
	$184,150	$184,150

(1) Amount represents junior subordinated interest-bearing debentures due in 2034 with a floating interest rate of 2.75% over 3-month LIBOR (3.59% as of March 31, 2020 and 4.65% as of December 31, 2019).

(2) Amount represents junior subordinated interest-bearing debentures due in 2034 with a floating interest rate of 2.50% over 3-month LIBOR (3.62% as of March 31, 2020 and 4.41% as of December 31, 2019).

NOTE 21 – STOCKHOLDERS’ EQUITY

Common Stock

As of March 31, 2020 and December 31, 2019, the Corporation had 2,000,000,000 authorized shares of common stock with a par value of $0.10 per share. As of March 31, 2020 and December 31, 2019, there were 222,955,394 and 222,103,721 shares issued, respectively, and 218,160,725 and 217,359,337 shares outstanding, respectively. Refer to Note 4 – Stock-Based Compensation, to the consolidated financial statements, for information about transactions related to common stock under the Omnibus Plan.

On February 6, 2020, the Corporation announced that its Board of Directors declared a quarterly cash dividend of $0.05 per common share that was paid on March 13, 2020 to shareholders of record at the close business on February 28, 2020. For the quarters ended March 31, 2020 and 2019, total cash dividends declared on shares of common stock amounted to $10.9 million and $6.5 million, respectively. The Corporation intends to continue to pay quarterly dividends on common stock.

Preferred Stock

The Corporation has 50,000,000 authorized shares of preferred stock with a par value of $1.00, redeemable at the Corporation’s option, subject to certain terms. This stock may be issued in series and the shares of each series have such rights and preferences as are fixed by the Board of Directors when authorizing the issuance of that particular series. As of March 31, 2020, the Corporation has five outstanding series of non-convertible, non-cumulative preferred stock: 7.125% non-cumulative perpetual monthly income preferred stock, Series A; 8.35% non-cumulative perpetual monthly income preferred stock, Series B; 7.40% non-cumulative perpetual monthly income preferred stock, Series C; 7.25% non-cumulative perpetual monthly income preferred stock, Series D; and 7.00% non-cumulative perpetual monthly income preferred stock, Series E. The liquidation value per share is $25.

Effective January 17, 2012, the Corporation delisted all of its outstanding series of non-convertible, non-cumulative preferred stock from the New York Stock Exchange. The Corporation has not arranged for listing and/or registration on another national securities exchange or for quotation of the Series A through E preferred stock in a quotation medium. The Corporation has continued to pay monthly dividend payments on the non-cumulative perpetual monthly income preferred stock. For each of the quarters ended March 31, 2020 and 2019, total cash dividends declared on shares of preferred stock amounted to $0.7 million. The Corporation intends to continue to make monthly dividend payments on the non-cumulative perpetual to make monthly income preferred stock.

Treasury stock

During the first quarter of 2020 and 2019, the Corporation withheld an aggregate of 50,285 shares and 168,679 shares, respectively, of the restricted stock that vested during those quarters, to cover the officers’ payroll and income tax withholding liabilities; these shares are held as treasury stock. As of March 31, 2020 and December 31, 2019, the Corporation had 4,794,669 and 4,744,384 shares held as treasury stock, respectively.

FirstBank Statutory Reserve (Legal Surplus)

The Banking Law of the Commonwealth of Puerto Rico requires that a minimum of 10% of FirstBank’s net income for the year be transferred to a legal surplus reserve until such surplus equals the total of paid-in-capital on common and preferred stock. Amounts transferred to the legal surplus reserve from retained earnings are not available for distribution to the Corporation, including for payment as dividends to the stockholders, without the prior consent of the Puerto Rico Commissioner of Financial Institutions. The Puerto Rico Banking Law provides that, when the expenditures of a Puerto Rico commercial bank are greater than receipts, the excess of the expenditures over receipts must be charged against the undistributed profits of the bank, and the balance, if any, must be charged against the legal surplus reserve, as a reduction thereof. If there is no legal surplus reserve sufficient to cover such balance in whole or in part, the outstanding amount must be charged against the capital account and the Bank cannot pay dividends until it can replenish the legal surplus reserve to an amount of at least 20% of the original capital contributed. FirstBank’s legal surplus reserve, included as part of retained earnings in the Corporation’s consolidated statements of financial condition, amounted to $97.6 million as of March 31, 2020 and December 31, 2019. There were no transfers to the legal surplus reserve during the quarter ended March 31, 2020.

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

The Corporation has maintained an effective tax rate lower than the maximum statutory rate of 37.5%, mainly by investing in government obligations and MBS exempt from U.S. and Puerto Rico income taxes and by doing business through an International Banking Entity (“IBE”) unit of the Bank, and through the Bank’s subsidiary, FirstBank Overseas Corporation, whose interest income and gains on sales is exempt from Puerto Rico income taxation. The IBE and FirstBank Overseas Corporation were created under the International Banking Entity Act of Puerto Rico, which provides for total Puerto Rico tax exemption on net income derived by IBEs operating in Puerto Rico on the specific activities identified in the IBE Act. An IBE that operates as a unit of a bank pays income taxes at the corporate standard rates to the extent that the IBE’s net income exceeds 20% of the bank’s total net taxable income.

The Coronavirus Aid, Relief, and Economic Security (CARES) Act, which the U.S. Congress enacted on March 27, 2020, includes several provisions to stimulate the U.S. economy in the midst of the COVID-19 pandemic. The CARES Act includes tax provisions that temporarily modified the taxable income limitations for NOL usage to offset future taxable income, NOL carryback provisions and other related income and non-income based tax laws. The Corporation has evaluated such provisions and determined that the impact of the CARES Act on the income tax provision and deferred tax assets as of March 31, 2020 was not significant.

For the first quarter of 2020, the Corporation recorded an income tax benefit of $3.0 million, compared to an income tax expense of $17.6 million for the same period in 2019. The variance was mostly attributable to an income tax benefit of approximately $20.0 million recorded in the first quarter of 2020 in connection with higher charges to the provision for credit losses for loans, finance leases and debt securities due to the effect of the COVID-19 pandemic on forecasted economic conditions.

For the quarter ended March 31, 2020, the Corporation calculated the provision for income taxes by applying the estimated annual effective tax rate for the full fiscal year to ordinary income or loss. In the computation of the consolidated worldwide annual estimated effective tax rate, ASC Topic 740-270, “Income Taxes” (“ASC 740-270”), requires the exclusion of legal entities with pre-tax losses from which a tax benefit cannot be recognized. The Corporation’s estimated annual effective tax rate in the first quarter of 2020, excluding entities from which a tax benefit cannot be recognized and discrete items, was 24% compared to 28% for the first quarter of 2019. The estimated annual effective tax rate including all entities for 2020 was 26% (25% excluding discrete items), compared to 29% for the first quarter of 2019 (26% excluding discrete items).

On January 1, 2020, the Corporation increased its deferred tax assets by $31.3 million in connection with the transitional adjustment resulting from the adoption of the CECL accounting standard. The Corporation’s net deferred tax asset amounted to $307.8 million as of March 31, 2020, net of a valuation allowance of $88.5 million, and management concluded, based upon the assessment of all positive and negative evidence, that it is more likely than not that the Corporation will generate sufficient taxable income within the applicable NOL carry-forward periods to realize such amount. Due to the inherent uncertainties related to the extent and duration of the COVID-19 pandemic, there is no evidence that can be objectively verified at this time to affect the Corporation’s assessment about the ability to realize its deferred tax assets. The net deferred tax asset of the Corporation’s banking subsidiary, FirstBank, amounted to $307.7 million as of March 31, 2020, net of a valuation allowance of $52.7 million, compared to a net deferred tax asset of $264.8 million, net of a valuation allowance of $55.6 million, as of December 31, 2019.

In 2017, the Corporation completed a formal ownership change analysis within the meaning of Section 382 of the U.S. Internal Revenue Code (“Section 382”) covering a comprehensive period, and concluded that an ownership change had occurred during such period. The Section 382 limitation has resulted in higher U.S. and USVI income tax liabilities than we would have incurred in the absence of such limitation. The Corporation has mitigated to an extent the adverse effects associated with the Section 382 limitation as any such tax paid in the U.S. or USVI can be creditable against Puerto Rico tax liabilities or taken as a deduction against taxable income. However, our ability to reduce our Puerto Rico tax liability through such a credit or deduction depends on our tax profile at each annual taxable period, which is dependent on various factors. For the first quarter of 2020, the Corporation incurred an income tax expense of approximately $1 million related to its U.S. operations, compared to $1.8 million for the same period in 2019. The limitation did not impact the USVI operations in the first quarter of 2020 and 2019.

As of March 31, 2020, the Corporation did not have UTBs recorded on its books. The Corporation classifies all interest and penalties, if any, related to tax uncertainties as income tax expense. Audit periods remain open for review until the statute of limitations has passed. The statute of limitations under the 2011 PR code is four years; the statute of limitations for U.S. and USVI income tax purposes is three years after a tax return is due or filed, whichever is later. The completion of an audit by the taxing authorities or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Corporation’s liability for income taxes. Any such adjustment could be material to the results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. For U.S. and USVI income tax purposes, all tax years subsequent to 2015 remain open to examination. For Puerto Rico tax purposes, all tax years subsequent to 2015 remain open to examination.

NOTE 23 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents changes in accumulated other comprehensive income (loss) for the quarters ended March 31, 2020 and 2019:

	Changes in Accumulated Other Comprehensive Income (Loss) by Component (1)
	Quarter ended
	March 31,
	2020	2019
(In thousands)
Unrealized net holding gains (losses) on debt securities
Beginning balance	$6,764	$(40,415)
Other comprehensive income (loss)	42,352	20,510
Ending balance	$49,116	$(19,905)
______________________

(1)All amounts presented are net of tax.

The following table presents the amounts reclassified out of each component of Accumulated other comprehensive income (loss) for the quarters ended March 31, 2020 and 2019:

		Reclassifications Out of Accumulated Other Comprehensive Income (Loss)
	Affected Line Item in the Consolidated Statements of Income	Quarter ended
		March 31
		2020	2019
(In thousands)
Unrealized net holding gains (losses) on debt securities
Realized gain on sale of debt securities	Net gain on sale of
	investments	$(8,247)	$-
Provision for credit losses	Provision for credit losses	368	-
	Total before tax	(7,879)	-
	Income tax	-	-
	Total, net of tax	$(7,879)	$-

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

Financial Instruments Recorded at Fair Value on a Recurring Basis

Investment securities available for sale and marketable equity securities held at fair value

The fair value of investment securities was the market value based on quoted market prices (as is the case with U.S. Treasury notes, non-callable U.S. agencies debt securities, and equity securities with readily determinable fair values), when available (Level 1), or, when available, market prices for identical or comparable assets (as is the case with MBS and callable U.S. agency debt securities) that are based on observable market parameters, including benchmark yields, reported trades, quotes from brokers or dealers, issuer spreads, bids, offers and reference data, including market research operations (Level 2). Observable prices in the market already consider the risk of nonperformance. If listed prices or quotes are not available, fair value is based upon discounted cash flow models that use unobservable inputs due to the limited market activity of the instrument, as is the case with certain private label MBS held by the Corporation (Level 3).

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

The Corporation considers a credit spread for those derivative instruments that are not secured. The cumulative mark-to-market effect of credit risk in the valuation of derivative instruments for the quarters ended March 31, 2020 and 2019 was immaterial.

Assets and liabilities measured at fair value on a recurring basis are summarized below as of March 31, 2020 and December 31, 2019:

	As of March 31, 2020				As of December 31, 2019
	Fair Value Measurements Using				Fair Value Measurements Using
(In thousands)	Level 1	Level 2	Level 3	Assets/Liabilities at Fair Value	Level 1	Level 2	Level 3	Assets/Liabilities at Fair Value

Assets:
Securities available for sale :
U.S. Treasury Securities	$7,582	$-	$-	$7,582	$7,479	$-	$-	$7,479
Noncallable U.S. agency debt securities	-	146,154	-	146,154	-	146,777	-	146,777
Callable U.S. agencies
debt securities and MBS	-	1,760,312	-	1,760,312	-	1,950,331	-	1,950,331
Puerto Rico government obligations	-	4,361	2,969	7,330	-	4,348	2,974	7,322
Private label MBS	-	-	10,300	10,300	-	-	11,116	11,116
Other investments	-	-	500	500	-	-	500	500
Equity securities	1,458	-	-	1,458	1,428	-	-	1,428
Derivatives, included in assets:
Purchased interest rate cap agreements	-	9	-	9	-	11	-	11
Interest rate lock commitments	-	303	-	303	-	341	-	341
Forward loan sales commitments	-	20	-	20	-	20	-	20
Liabilities:
Derivatives, included in liabilities:
Written interest rate cap agreements	-	9	-	9	-	11	-	11
Forward contracts	-	803	-	803	-	138	-	138

The table below presents a reconciliation of the beginning and ending balances of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarters ended March 31, 2020 and 2019:

	Quarter ended March 31,
	2020	2019
Level 3 Instruments Only	Securities	Securities
(In thousands)	Available For Sale(1)	Available For Sale(1)

Beginning balance	$14,590	17,238
Total (losses) gains (realized/unrealized):
Included in other comprehensive income	240	(23)
Included in earnings	(368)	-
Principal repayments and amortization	(693)	(509)
Ending balance	$13,769	$16,706

(1)Amounts mostly related to private label MBS.

The table below presents qualitative information for significant assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of March 31, 2020 and December 31, 2019:

	March 31, 2020
				Range		Weighted Average
(In thousands)	Fair Value	Valuation Technique	Unobservable Input	Minimum	Maximum

Investment securities available-for-sale:
Private label MBS	$10,300	Discounted cash flows	Discount rate	12.7%	12.7%	12.7%
			Prepayment rate	6.8%	10.3%	7.9%
			Projected Cumulative Loss Rate	2.6%	20.7%	8.9%
Puerto Rico government obligations	2,969	Discounted cash flows	Discount rate	8.1%	8.1%	8.1%
			Prepayment rate	3.0%	3.0%	3.0%

	December 31, 2019
				Range		Weighted
(In thousands)	Fair Value	Valuation Technique	Unobservable Input	Minimum	Maximum	Average

Investment securities available-for-sale:
Private label MBS	$11,116	Discounted cash flows	Discount rate	13.7%	13.7%	13.7%
			Prepayment rate	6.8%	10.3%	7.9%
			Projected Cumulative Loss Rate	0.0%	7.4%	2.8%
Puerto Rico government obligations	2,974	Discounted cash flows	Discount rate	6.9%	6.9%	6.9%
			Prepayment rate	3.0%	3.0%	3.0%

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

The table below summarizes changes in unrealized gains and losses recorded in earnings for the quarters ended March 31, 2020 and 2019 for Level 3 assets and liabilities that were still held at the end of each period:

	Changes in Unrealized Losses
Level 3 Instruments Only	Quarter ended March 31,
(In thousands)	2020	2019
Changes in unrealized losses relating to assets still held at reporting date:
Provision for credit losses	$(368)	$-

Additionally, fair value is used on a nonrecurring basis to evaluate certain assets in accordance with GAAP. Adjustments to fair value usually result from the application of lower-of-cost or market accounting (e.g., loans held for sale carried at the lower-of-cost or fair value and repossessed assets) or write-downs of individual assets (e.g., goodwill and loans).

As of March 31, 2020, the Corporation recorded losses or valuation adjustments for assets recognized at fair value on a non-recurring basis as shown in the following table:

	Carrying value as of March 31, 2020			Losses recorded for the Quarter Ended March 31, 2020
	Level 1	Level 2	Level 3
(In thousands)

Loans receivable (1)	$-	$-	$291,856	$(6,393)
OREO (2)	-	-	99,674	(654)

(1) Consists mainly of collateral dependent commercial and construction loans. The Corporation generally measured losses based on the fair value of the collateral. The Corporation derived the fair values from external appraisals that took into consideration prices in observed transactions involving similar assets in similar locations but adjusted for specific characteristics and assumptions of the collateral (e.g., absorption rates), which are not market observable.

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

As of March 31, 2019, the Corporation recorded losses or valuation adjustments for assets recognized at fair value on a non-recurring basis as shown in the following table:

	Carrying value as of March 31, 2019			Losses recorded for the Quarter Ended March 31, 2019
	Level 1	Level 2	Level 3
(In thousands)

Loans receivable (1)	$-	$-	$366,773	$(8,863)
OREO (2)	-	-	129,716	(2,643)
Loans held for sale (3)	-	-	7,381	-

(1)Consists mainly of collateral dependent commercial and construction loans. The Corporation generally measured losses based on the fair value of the collateral. The Corporation derived the fair values from external appraisals that took into consideration prices in observed transactions involving similar assets in similar locations but adjusted for specific characteristics and assumptions of the collateral (e.g., absorption rates), which are not market observable.

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

(3)Represents nonaccrual commercial and construction loans transferred to held for sale in 2018 and still in inventory at period-end. The Corporation derived the fair value of these loans primarily from broker price opinions that the Corporation considered.

Qualitative information regarding the fair value measurements for Level 3 financial instruments as of March 31, 2020 are as follows:

March 31, 2020
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

The following tables present the carrying value, estimated fair value and estimated fair value level of the hierarchy of financial instruments as of March 31, 2020 and December 31, 2019:

	Total Carrying Amount in Statement of Financial Condition March 31, 2020	Fair Value Estimate March 31, 2020	Level 1	Level 2	Level 3
(In thousands)

Assets:
Cash and due from banks and money
market investments (amortized cost)	$1,087,715	$1,087,715	$1,087,715	$-	$-
Investment securities available
for sale (fair value)	1,932,178	1,932,178	7,582	1,910,827	13,769
Investment securities held to maturity (amortized cost)	138,534
Less: allowance for credit losses on
held to maturity debt securities	(9,268)
Investment securities held to maturity, net of allowance	$129,266	111,162	-	-	111,162
Equity Securities (fair value)	39,630	39,630	1,458	38,172	-
Loans held for sale (lower of cost or market)	12,046	12,445	-	12,445	-
Loans held for investment (amortized cost)	9,038,947
Less: allowance for credit losses for loans and finance leases	(292,774)
Loans held for investment, net of allowance	$8,746,173	8,711,957	-	-	8,711,957
Derivatives, included in assets (fair value)	332	332	-	332	-

Liabilities:
Deposits (amortized cost)	9,562,313	9,602,663	-	9,602,663	-
Loans payable (amortized cost)	60,000	60,000	-	60,000	-
Securities sold under agreements
to repurchase (amortized cost)	300,000	331,551	-	331,551	-
Advances from FHLB (amortized cost)	565,000	576,096	-	576,096	-
Other borrowings (amortized cost)	184,150	156,193	-	-	156,193
Derivatives, included in liabilities (fair value)	812	812	-	812	-

	Total Carrying Amount in Statement of Financial Condition December 31, 2019	Fair Value Estimate December 31, 2019	Level 1	Level 2	Level 3
(In thousands)

Assets:
Cash and due from banks and money
market investments (amortized cost)	$644,099	$644,099	$644,099	$-	$-
Investment securities available
for sale (fair value)	2,123,525	2,123,525	7,479	2,101,456	14,590
Investment securities held to maturity (amortized cost)	138,675	110,374	-	-	110,374
Equity securities (fair value)	38,249	38,249	1,428	36,821	-
Loans held for sale (lower of cost or market)	39,477	40,234	-	40,234	-
Loans held for investment (amortized cost)	9,002,205
Less: allowance for credit losses for loans and finance leases	(155,139)
Loans held for investment, net of allowance	$8,847,066	8,715,144	-	-	8,715,144
Derivatives, included in assets (fair value)	372	372	-	372	-

Liabilities:
Deposits (amortized cost)	9,348,429	9,372,591	-	9,372,591	-
Securities sold under agreements
to repurchase (amortized cost)	100,000	120,020	-	120,020	-
Advances from FHLB (amortized cost)	570,000	578,498	-	578,498	-
Other borrowings (amortized cost)	184,150	180,577	-	-	180,577
Derivatives, included in liabilities (fair value)	149	149	-	149	-

The short-term nature of certain assets and liabilities result in their carrying value approximating fair value. These include cash and cash due from banks and other short-term assets, such as FHLB stock. Certain assets, the most significant being premises and equipment, mortgage servicing rights, core deposit, and other customer relationship intangibles, are not considered financial instruments and are not included above. Accordingly, this fair value information is not intended to, and does not, represent the Corporation’s underlying value. Many of these assets and liabilities that are subject to the disclosure requirements are not actively traded, requiring management to estimate fair values. These estimates necessarily involve the use of assumptions and judgment about a wide variety of factors, including but not limited to, relevancy of market prices of comparable instruments, expected futures cash flows, and appropriate discount rates.

NOTE 25 – REVENUE FROM CONTRACTS WITH CUSTOMERS

Revenue Recognition

In accordance with ASC Topic 606, “Revenues from Contracts with Customers,” revenues are recognized when control of promised goods or services is transferred to customers and in an amount that reflects the consideration to which the Corporation expects to be entitled in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC Topic 606, the Corporation performs the following five steps: (i) identifies the contract(s) with a customer; (ii) identifies the performance obligations in the contract; (iii) determines the transaction price; (iv) allocates the transaction price to the performance obligations in the contract; and (v) recognizes revenue when (or as) the Corporation satisfies a performance obligation. The Corporation only applies the five-step model to contracts when it is probable that the entity will collect the consideration to which it is entitled in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC Topic 606, the Corporation assesses the goods or services that are promised within each contract, identifies those that contain performance obligations, and assesses whether each promised good or service is distinct. The Corporation then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

Disaggregation of Revenue

The following table summarizes the Corporation’s revenue, which includes net interest income on financial instruments and non-interest income, disaggregated by type of service and business segments for the quarters ended March 31, 2020 and 2019:

(In thousands)	Mortgage Banking	Consumer (Retail) Banking	Commercial and Corporate	Treasury and Investments	United States Operations	Virgin Islands Operations	Total
For the quarter ended March 31, 2020:
Net interest income (1)	$17,058	$57,744	$23,581	$19,875	$13,785	$6,606	$138,649
Service charges and fees on deposit accounts	-	3,483	1,564	-	168	742	5,957
Insurance commissions	-	4,376	-	-	4	202	4,582
Merchant-related income	-	750	-	-	-	149	899
Credit and debit card fees	-	4,217	17	-	10	422	4,666
Other service charges and fees	74	617	412	-	418	147	1,668
Not in scope of Topic 606 (1)	3,566	285	18	8,328	231	-	12,428
Total non-interest income	3,640	13,728	2,011	8,328	831	1,662	30,200
Total Revenue	$20,698	$71,472	$25,592	$28,203	$14,616	$8,268	$168,849

(In thousands)	Mortgage Banking	Consumer (Retail) Banking	Commercial and Corporate	Treasury and Investments	United States Operations	Virgin Islands Operations	Total
For the quarter ended March 31, 2019:
Net interest income (1)	$17,749	$61,534	$20,933	$16,795	$16,209	$6,961	$140,181
Service charges and fees on deposit accounts	-	3,524	1,324	-	136	732	5,716
Insurance commissions	-	4,066	-	-	11	173	4,250
Merchant-related income	-	834	196	-	-	264	1,294
Credit and debit card fees	-	4,398	320	-	169	516	5,403
Other service charges and fees	44	843	426	-	133	82	1,528
Not in scope of Topic 606 (1)	3,562	342	252	74	84	38	4,352
Total non-interest income	3,606	14,007	2,518	74	533	1,805	22,543
Total Revenue	$21,355	$75,541	$23,451	$16,869	$16,742	$8,766	$162,724

(1) Most of the Corporation’s revenue is not within the scope of ASC Topic 606. The guidance explicitly excludes net interest income from financial assets and liabilities, as well as other non-interest income from loans, leases, investment securities and derivative financial instruments.

For the quarters ended March 31, 2020 and 2019, substantially all of the Corporation’s revenue within the scope of ASC Topic 606 was related to performance obligations satisfied at a point in time.

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

Insurance Commissions

For insurance commissions, which include regular and contingent commissions paid to the Corporation’s insurance agency, the agreements contain a performance obligation related to the sale/issuance of the policy and ancillary administrative post-issuance support. The performance obligations are satisfied when the policies are issued, and revenue is recognized at that point in time. In addition, contingent commission income may be considered to be constrained, as defined under ASC Topic 606. Contingent commission income is included in the transaction price only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur or payments are received. For the quarters ended March 31, 2020 and 2019, respectively, the Corporation recognized revenue of $3.1 million and $2.7 million, respectively, at the time that payments were confirmed and constraints were released.

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

Contract Balances

A contract liability is an entity’s obligation to transfer goods or services to a customer in exchange for consideration from the customer. During 2019, the Bank entered into a growth agreement with an international card service association to expand the customer base and enhance product offerings. The contract requires the Bank to either launch a new debit card product by March 30, 2021 or maintain a ratio of over 50% of the portfolio with the related card service association by the end of year 2021. In connection with this agreement, the Corporation recognized a contract liability as the revenue is constrained to the fulfillment of either of the above conditions. In addition, as discussed above, during 2015, the Bank entered into a long-term strategic marketing alliance under a revenue-sharing agreement with another entity to which the Bank sold its merchant contracts portfolio and related POS terminals. Merchant services are marketed through FirstBank’s branches and offices in Puerto Rico and the Virgin Islands. Under the revenue-sharing agreement, FirstBank shares with this entity revenues generated by the merchant contracts over the term of the 10-year agreement. As of March 31, 2020 and March 31, 2019, this contract liability amounted to $2.4 million and $2.0 million, respectively, which will be recognized over the remaining term of the contract. For each of the quarters ended March 31, 2020 and 2019, the Corporation recognized revenue and its contract liabilities decreased by approximately $0.1 million, due to the completion of performance over time. There were no changes in contract liabilities due to changes in transaction price estimates.

A contract asset is the right to consideration for transferred goods or services when the amount is conditioned on something other than the passage of time. As of March 31, 2020 and March 31, 2019, there were no contract assets from contracts with customers or contract assets recorded on the Corporation’s consolidated financial statements.

The following table shows the activity of contract liabilities for the quarters ended March 31, 2020 and 2019:

(In thousands)	March 31, 2020	March 31, 2019
Beginning Balance	$2,476	$2,071
Less:
Amortizations	(81)	(81)
Ending balance	$2,395	$1,990

Other

Except for the contract liabilities noted above, the Corporation did not have any significant performance obligations as of March 31, 2020. The Corporation also did not have any material contract acquisition costs and did not make any significant judgments or estimates in recognizing revenue for financial reporting purposes.

NOTE 26 – SUPPLEMENTAL STATEMENT OF CASH FLOWS INFORMATION

Supplemental cash flow information is as follows for the indicated periods:

	Quarter Ended March 31,
	2020	2019
(In thousands)

Cash paid for:

Interest on borrowings	$25,935	$25,368
Income tax	1,070	3,412
Operating cash flow from operating leases	2,550	2,742

Non-cash investing and financing activities:

Additions to OREO	5,283	12,264
Additions to auto and other repossessed assets	12,785	11,587
Capitalization of servicing assets	904	868
Loan securitizations	60,903	51,034
Loans held for investment transferred to held for sale	3,535	1,775
Right-of-use assets obtained in exchange for operating lease liabilities	274	-
Unsettled sales of available-for-sale investment securities	284,201	-
Adoption of lease accounting standard:
Right-of-use assets operating leases	-	57,178
Operating lease liabilities	-	59,818

NOTE 27 – SEGMENT INFORMATION

Based upon the Corporation’s organizational structure and the information provided to the Chief Executive Officer, the operating segments are based primarily on the Corporation’s lines of business for its operations in Puerto Rico, the Corporation’s principal market, and by geographic areas for its operations outside of Puerto Rico. As of March 31, 2020, the Corporation had six reportable segments: Commercial and Corporate Banking; Mortgage Banking; Consumer (Retail) Banking; Treasury and Investments; United States Operations; and Virgin Islands Operations. Management determined the reportable segments based on the internal structure used to evaluate performance and to assess where to allocate resources. Other factors, such as the Corporation’s organizational chart, nature of the products, distribution channels, and the economic characteristics of the products, were also considered in the determination of the reportable segments.

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

The accounting policies of the segments are the same as those referred to in Note 1 – Nature of Business and Summary of Significant Accounting Policies, in the audited consolidated financial statements of the Corporation for the year ended December 31, 2019, which are included in the 2019 Annual Report on Form 10-K and updates to significant accounting policies described in Note 1 – Basis of Presentation and Significant Accounting Policies of this Form 10-Q.

The Corporation evaluates the performance of the segments based on net interest income, the provision for credit losses, non-interest income and direct non-interest expenses. The segments are also evaluated based on the average volume of their interest-earning assets less the ACL.

The following table presents information about the reportable segments for the quarters ended March 31, 2020 and 2019:

(In thousands)	Mortgage Banking	Consumer (Retail) Banking	Commercial and Corporate Banking	Treasury and Investments	United States Operations	Virgin Islands Operations	Total
For the quarter ended March 31, 2020:
Interest income	$28,800	$58,096	$32,636	$16,066	$22,155	$7,511	$165,264
Net (charge) credit for transfer of funds	(11,742)	10,030	(9,055)	11,491	(724)	-	-
Interest expense	-	(10,382)	-	(7,682)	(7,646)	(905)	(26,615)
Net interest income	17,058	57,744	23,581	19,875	13,785	6,606	138,649
Provision for credit losses	(15,201)	(32,153)	(19,175)	(1,502)	(6,564)	(2,771)	(77,366)
Non-interest income	3,640	13,728	2,011	8,328	831	1,662	30,200
Direct non-interest expenses	(8,499)	(29,476)	(7,047)	(763)	(8,991)	(7,435)	(62,211)
Segment (loss) income	$(3,002)	$9,843	$(630)	$25,938	$(939)	$(1,938)	$29,272

Average earning assets	$2,012,906	$2,131,502	$2,420,069	$2,877,104	$1,944,385	$455,129	$11,841,095

(In thousands)	Mortgage Banking	Consumer (Retail) Banking	Commercial and Corporate Banking	Treasury and Investments	United States Operations	Virgin Islands Operations	Total
For the quarter ended March 31, 2019:
Interest income	$30,857	$49,975	$37,387	$16,249	$24,157	$7,847	$166,472
Net (charge) credit for transfer of funds	(13,108)	19,662	(16,454)	11,250	(1,350)	-	-
Interest expense	-	(8,103)	-	(10,704)	(6,598)	(886)	(26,291)
Net interest income	17,749	61,534	20,933	16,795	16,209	6,961	140,181
(Provision) release for credit losses	(6,412)	(9,412)	8,462	-	(4,364)	318	(11,408)
Non-interest income	3,606	14,007	2,518	74	533	1,805	22,543
Direct non-interest expenses	(8,481)	(29,404)	(9,401)	(723)	(8,362)	(7,740)	(64,111)
Segment income	$6,462	$36,725	$22,512	$16,146	$4,016	$1,344	$87,205

Average earning assets	$2,188,093	$1,824,240	$2,499,709	$2,392,467	$1,902,771	$472,912	$11,280,192

The following table presents a reconciliation of the reportable segment financial information to the consolidated totals for the indicated periods:

	Quarter Ended
	March 31,
	2020	2019

Net income:

Total income for segments and other	$29,272	$87,205
Other operating expenses (1)	(29,973)	(26,273)
(Loss) income before income taxes	(701)	60,932
Income tax (benefit) expense	(2,967)	17,618
Total consolidated net income	$2,266	$43,314

Average assets:

Total average earning assets for segments	$11,841,095	$11,280,192
Average non-earning assets	912,334	1,003,706
Total consolidated average assets	$12,753,429	$12,283,898

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

NOTE 28 – REGULATORY MATTERS, COMMITMENTS AND CONTINGENCIES

The Corporation and FirstBank are each subject to various regulatory capital requirements imposed by the federal banking agencies. Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material adverse effect on the Corporation’s financial statements and activities. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation must meet specific capital guidelines that involve quantitative measures of the Corporation’s and FirstBank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Corporation’s capital amounts and classification are also subject to qualitative judgments and adjustment by the regulators with respect to minimum capital requirements, components, risk weightings, and other factors. As of March 31, 2020 and December 31, 2019, the Corporation and FirstBank exceeded the minimum regulatory capital ratios for capital adequacy purposes and FirstBank exceeded the minimum regulatory capital ratios to be considered a well-capitalized institution under the regulatory framework for prompt corrective action. As of March 31, 2020, management does not believe that any condition has changed or event has occurred that would have changed the institution’s status.

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

Under the Basel III rules, in order to be considered adequately capitalized and not subject to the above described limitations, the Corporation is required to maintain: (i) a minimum Common Equity Tier 1 Capital (“CET1”) capital to risk-weighted assets ratio of at least 4.5%, plus the 2.5% “capital conservation buffer,” resulting in a required minimum CET1 ratio of at least 7%; (ii) a minimum ratio of total Tier 1 capital to risk-weighted assets of at least 6.0%, plus the 2.5% capital conservation buffer, resulting in a required minimum Tier 1 capital ratio of 8.5%; (iii) a minimum ratio of total Tier 1 plus Tier 2 capital to risk-weighted assets of at least 8.0%, plus the 2.5% capital conservation buffer, resulting in a required minimum total capital ratio of 10.5%; and (iv) a required minimum leverage ratio of 4%, calculated as the ratio of Tier 1 capital to average on-balance sheet (non-risk adjusted) assets.

The Federal Reserve Board, the FDIC, and the Office of the Comptroller of the Currency (collectively “the agencies”) have issued several rulemakings over the last two years to simplify certain aspects of the capital rule. For example, the capital rule included transitional arrangements for mortgage servicing assets, temporary difference deferred tax assets, and investments in the capital of unconsolidated financial institutions that a banking organization did not deduct from CET1 capital. In 2017, the agencies adopted a transition rule to allow non-advanced approaches banking organizations, such as the Corporation and FirstBank, to continue to apply the transition treatment in effect in 2017 (including the 100 percent risk weight for mortgage servicing assets, temporary difference deferred tax assets, and significant investments in the capital of unconsolidated financial institutions, instead of the 250 percent risk weight required under the Basel III rules) while the agencies considered the simplifications proposal.

On July 9, 2019, the agencies adopted a final rule that supersedes the regulatory capital transition rules and eliminates the transition provisions that are no longer operative. The final rule was generally effective April 1, 2020, with early adoption permitted on January 1, 2020 and eliminates: (i) the 10% CET1 capital deduction threshold, which applies individually to holdings of mortgage servicing assets, temporary difference deferred tax assets, and significant investments in the capital of unconsolidated financial institutions in the form of common stock; (ii) the 15% common equity tier 1 capital deduction threshold, which applies to the aggregate amount of such items; (iii) the 10% threshold for non-significant investments, which applies to holdings of regulatory capital of unconsolidated financial institutions; and (iv) the deduction treatment for significant investments in the capital of unconsolidated financial institutions that are not in the form of common stock. Instead, the final rule requires non-advanced approaches banking organizations to deduct from CET1 capital any amount of mortgage servicing assets, temporary difference deferred tax assets, and investments in the capital of unconsolidated financial institutions that individually exceeds 25% of CET1 capital of the banking organization (the 25% CET1 capital deduction threshold). The final rule retains the requirement that a banking organization must apply a 250% risk weight to non-deducted mortgage servicing assets or temporary difference deferred tax assets.

As part of its response to the impact of COVID-19, on March 31, 2020, the Federal Reserve, Federal Deposit Insurance Corporation and Office of the Comptroller of the Currency issued an interim final rule that provided the option to temporarily delay the effects of CECL on regulatory capital for two years, followed by a three-year transition period. The interim final rule provides that the day 1 impact to retained earnings plus 25% of the change in the ACL (excluding PCD loans) from January 1, 2020 to December 31, 2021 will be delayed for two years and phased-in at 25% per year beginning on January 1, 2022. Accordingly, as of March 31, 2020, the capital measures of the Corporation and the Bank exclude the $62.3 million day 1 impact to retained earnings and 25% of the increase in the allowance for credit losses (as defined in the interim final rule) from January 1, 2020 to March 31, 2020. The federal financial regulatory agencies may take other measures affecting regulatory capital to address the COVID-19 pandemic, although the nature and impact of such measures cannot be predicted at this time.

The regulatory capital positions of the Corporation and FirstBank as of March 31, 2020, which reflects the delay in the effect of CECL on regulatory capital, and December 31, 2019 were as follows:

	Regulatory Requirements

	Actual		For Capital Adequacy Purposes		To be Well-Capitalized Thresholds

	Amount	Ratio	Amount	Ratio	Amount	Ratio

(Dollars in thousands)
As of March 31, 2020
Total Capital (to
Risk-Weighted Assets)
First BanCorp.	$2,305,042	25.42%	$725,557	8.0%	N/A	N/A
FirstBank	$2,259,012	24.91%	$725,384	8.0%	$906,730	10.0%
Common Equity Tier 1 Capital
(to Risk-Weighted Assets)
First BanCorp.	$1,976,105	21.79%	$408,126	4.5%	N/A	N/A
FirstBank	$1,836,831	20.26%	$408,029	4.5%	$589,375	6.5%
Tier I Capital (to
Risk-Weighted Assets)
First BanCorp.	$2,012,209	22.19%	$544,168	6.0%	N/A	N/A
FirstBank	$2,144,831	23.65%	$544,038	6.0%	$725,384	8.0%
Leverage ratio
First BanCorp.	$2,012,209	15.98%	$503,686	4.0%	N/A	N/A
FirstBank	$2,144,831	17.05%	$503,138	4.0%	$628,923	5.0%

As of December 31, 2019
Total Capital (to
Risk-Weighted Assets)
First BanCorp.	$2,286,337	25.22%	$725,236	8.0%	N/A	N/A
FirstBank	$2,242,262	24.74%	$725,047	8.0%	$906,309	10.0%
Common Equity Tier 1 Capital
(to Risk-Weighted Assets)
First BanCorp.	$1,957,887	21.60%	$407,946	4.5%	N/A	N/A
FirstBank	$1,820,571	20.09%	$407,839	4.5%	$589,101	6.5%
Tier I Capital (to
Risk-Weighted Assets)
First BanCorp.	$1,993,991	22.00%	$543,927	6.0%	N/A	N/A
FirstBank	$2,128,571	23.49%	$543,785	6.0%	$725,047	8.0%
Leverage ratio
First BanCorp.	$1,993,991	16.15%	$493,786	4.0%	N/A	N/A
FirstBank	$2,128,571	17.26%	$493,242	4.0%	$616,552	5.0%

The Corporation enters into financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments may include commitments to extend credit and standby letters of credits. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Since certain commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. For most of the commercial lines of credit, the Corporation has the option to reevaluate the agreement prior to additional disbursements. In the case of credit cards and personal lines of credit, the Corporation can cancel the unused credit facility at any time and without cause. As of March 31, 2020, commitments to extend credit amounted to approximately $1.4 billion, of which $692.4 million relates to credit card loans. Commercial and financial standby letters of credit amounted to approximately $73.9 million. As of the date hereof, the amount of draws from unfunded loan commitments has not increased significantly due to the COVID-19 pandemic.

As of March 31, 2020, First BanCorp. and its subsidiaries were defendants in various legal proceedings, claims and other loss contingencies arising in the ordinary course of business. On at least a quarterly basis, the Corporation assesses its liabilities and contingencies in connection with threatened and outstanding legal proceedings, claims and other loss contingencies utilizing the latest information available. For legal proceedings, claims and other loss contingencies where it is both probable that the Corporation will incur a loss and the amount can be reasonably estimated, the Corporation establishes an accrual for the loss. Once established, the accrual is adjusted as appropriate to reflect any relevant developments. For legal proceedings, claims and other loss contingencies where a loss is not probable or the amount of the loss cannot be estimated, no accrual is established.

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

If management believes that, based on available information, it is at least reasonably possible that a material loss (or material loss in excess of any accrual) will be incurred in connection with any legal contingencies, the Corporation discloses an estimate of the possible loss or range of loss, either individually or in the aggregate, as appropriate, if such an estimate can be made, or discloses that an estimate cannot be made. Based on the Corporation’s assessment as of March 31, 2020, no such disclosures were necessary.

NOTE 29 – FIRST BANCORP. (HOLDING COMPANY ONLY) FINANCIAL INFORMATION

The following condensed financial information presents the financial position of First BanCorp at the holding company level only as of March 31, 2020 and December 31, 2019, and the results of its operations for the quarters ended March 31, 2020 and 2019:.

Statements of Financial Condition
(Unaudited)

	As of March 31,	As of December 31,
	2020	2019
(In thousands)

Assets
Cash and due from banks	$16,028	$16,895
Money market investments	6,211	6,211
Other investment securities	285	285
Investment in First Bank Puerto Rico, at equity	2,331,941	2,362,182
Investment in First Bank Insurance Agency, at equity	28,832	24,995
Investment in FBP Statutory Trust I	1,963	1,963
Investment in FBP Statutory Trust II	3,561	3,561
Other assets	782	509
Total assets	$2,389,603	$2,416,601

Liabilities and Stockholders' Equity
Liabilities:
Other borrowings	$184,150	$184,150
Accounts payable and other liabilities	5,702	4,378
Total liabilities	189,852	188,528

Stockholders' equity	2,199,751	2,228,073
Total liabilities and stockholders' equity	$2,389,603	$2,416,601

Statements of Income
(Unaudited)

	Quarter Ended
	March 31,	March 31,
	2020	2019
	(In thousands)

Income:
Interest income on money market investments	$33	$105
Dividend income from banking subsidiaries	13,629	9,500
Other income	61	75
	13,723	9,680
Expense:
Other borrowings	2,032	2,466
Other operating expenses	523	556
	2,555	3,022
Income before income taxes and equity in undistributed
(losses) earnings of subsidiaries	11,168	6,658
Income tax provision	1,382	1,339
Equity in undistributed (losses) earnings of subsidiaries	(7,520)	37,995
Net income	$2,266	$43,314
Other comprehensive income, net of tax	42,352	20,510
Comprehensive income	$44,618	$63,824

NOTE 30 – SUBSEQUENT EVENTS

Management has reviewed the events occurring through the date of this report, and other than the discussion of the COVID-19 pandemic included in Note 1 – Basis of Presentation and Significant Accounting Policies above and updates on the pending acquisition of BSPR discussed in Note 2 – Potential Acquisition of Banco Santander Puerto Rico above, there were no subsequent events that require additional disclosure or adjustment to amounts reported in the Corporation’s consolidated financial statements as of and for the quarter ended March 31, 2020.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS (“MD&A”)

SELECTED FINANCIAL DATA
	Quarter ended
(In thousands, except for per share and financial ratios)	March 31,
	2020	2019
Condensed Income Statements:
Total interest income	$165,264	$166,472
Total interest expense	26,615	26,291
Net interest income	138,649	140,181
Provision for credit losses	77,366	11,408
Non-interest income	30,200	22,543
Non-interest expenses	92,184	90,384
(Loss) income before income taxes	(701)	60,932
Income tax (benefit) expense	(2,967)	17,618
Net income	2,266	43,314
Net income attributable to common stockholders	1,597	42,645
Per Common Share Results:
Net earnings per share-basic	$0.01	$0.20
Net earnings per share-diluted	$0.01	$0.20
Cash dividends declared	$0.05	$0.03
Average shares outstanding	216,785	216,338
Average shares outstanding - diluted	217,314	216,950
Book value per common share	$9.92	$9.50
Tangible book value per common share (1)	$9.76	$9.32
Selected Financial Ratios (In Percent):
Profitability:
Return on Average Assets	0.07%	1.43%
Interest Rate Spread	4.17	4.45
Net Interest Margin	4.63	4.92
Interest Rate Spread - tax equivalent basis (2)	4.36	4.63
Net Interest Margin - tax equivalent basis (2)	4.82	5.11
Return on Average Total Equity	0.41	8.43
Return on Average Common Equity	0.29	8.58
Average Total Equity to Average Total Assets	17.38	16.97
Tangible common equity ratio (1)	16.36	16.42
Dividend payout ratio	678.80	15.22
Efficiency ratio (3)	54.60	55.29
Asset Quality:
Allowance for credit losses for loans and finance leases to total loans held for investment	3.24	2.04
Net charge-offs (annualized) to average loans	0.78	1.10
Provision for credit losses for loans and finance leases to net charge-offs	421.31	48.34
Non-performing assets to total assets	2.44	3.35
Nonaccrual loans held for investment to total loans held for investment	2.35	3.03
Allowance for credit losses for loans and finance leases to total nonaccrual loans held for investment	137.91	67.36
Allowance for credit losses for loans and finance leases to total nonaccrual loans held for investment,
excluding residential real estate loans	327.52	130.56
Other Information:
Common Stock Price: End of period	$5.32	$11.46

	As of March 31, 2020	As of December 31, 2019
Balance Sheet Data:
Total loans, including loans held for sale	$9,050,993	$9,041,682
Allowance for credit losses for loans and finance leases	292,774	155,139
Money market and investment securities, net of allowance for credit losses for debt securities	2,198,782	2,398,157
Goodwill and other intangible assets	34,958	35,671
Deferred tax asset, net	307,829	264,842
Total assets	13,047,977	12,611,266
Deposits	9,562,313	9,348,429
Borrowings	1,109,150	854,150
Total preferred equity	36,104	36,104
Total common equity	2,114,531	2,185,205
Accumulated other comprehensive income, net of tax	49,116	6,764
Total equity	2,199,751	2,228,073
__________________

(1)Non-GAAP financial measures (as defined below). Refer to “Capital” below for additional information about the components and a reconciliation of these measures.

(2)On a tax-equivalent basis and excluding the changes in the fair value of derivative instruments (see “Net Interest Income" below for a reconciliation of these non-GAAP financial measures).

(3)Non-interest expenses to the sum of net interest income and non-interest income.

The following MD&A relates to the accompanying unaudited consolidated financial statements of First BanCorp. (the “Corporation,” “we,” “us,” “our, or “First BanCorp.”) and should be read in conjunction with such financial statements and the notes thereto and our Annual Report on Form 10-K for the year ended December 31, 2019. This section also presents certain financial measures that are not based on generally accepted accounting principles in the United States (“GAAP”). See “Basis of Presentation” below for information about why the non-GAAP financial measures are being presented and the reconciliation of the non-GAAP financial measures for which the reconciliation is not presented earlier.

EXECUTIVE SUMMARY

First BanCorp. is a diversified financial holding company headquartered in San Juan, Puerto Rico offering a full range of financial products to consumers and commercial customers through various subsidiaries. First BanCorp. is the holding company of FirstBank Puerto Rico (“FirstBank” or the “Bank”) and FirstBank Insurance Agency. Through its wholly-owned subsidiaries, the Corporation operates in Puerto Rico, the United States Virgin Islands (“USVI”) and the British Virgin Islands (“BVI”), and the State of Florida, concentrating on commercial banking, residential mortgage loans, finance leases, credit cards, personal loans, small loans, auto loans, and insurance agency activities.

RECENT DEVELOPMENTS

COVID-19 Pandemic

The novel coronavirus (“COVID-19”) pandemic has had, and continues to have, an adverse effect on the Corporation’s business. The COVID-19 pandemic has severely restricted the level of economic activity in the markets in which the Corporation operates. Each of the jurisdictions in which the Corporation operates has issued stay-at-home and non-essential business lockdown orders. Puerto Rico’s Governor issued a stay-at-home order on March 15, 2020, which she subsequently extended until May 3, 2020. In addition to mandating that every citizen stay at home except for essential activities, the order set out a nightly curfew and a lockdown of non-essential businesses. Since March 31, 2020, the Governor instituted additional restrictive measures, including limiting travel by car, requiring the use of protective equipment, such as masks, the maintenance of a distance of at least six feet between citizens, and a curfew between 7 p.m. to 5 a.m. Although some of these restrictions have been modified, the full lockdown of non-essential businesses continued until May 3, 2020 and the stay-at-home order and the curfew was extended until May 25, 2020. On May 1, 2020, Puerto Rico’s Governor announced a gradual reopening of the economy, allowing the reopening on May 4, 2020 of sectors such as mortgage financial services, insurance, and professional services including lawyers, engineers, accountants and dental offices. On May 11, 2020, the construction and manufacturing sectors will be allowed to resume operations. Other sectors, such as retail trade and auto sales, are expected to be allowed to reopen in mid to late May 2020, depending on how the COVID-19 trends in Puerto Rico cases develop over the upcoming weeks. As of May 2, 2020, 1,757 people in 73 municipalities in Puerto Rico had tested positive for COVID-19 and 95 people’ deaths were related to the illness according to data provided by the Puerto Rico government. The Corporation’s businesses in the other jurisdictions in which it operates have also been adversely affected. On March 26, 2020, the Florida Governor issued a stay-at-home order, and the state is expected to reopen essential operations through a phase-in process beginning on May 4, 2020. Additionally, in the USVI, the government issued a stay-at-home order on March 23, 2020, and the territory announced a plan for a phased reopening of non-essential businesses beginning on May 4, 2020.

In light of the restrictions imposed by Puerto Rico, Florida and the Virgin Islands, the Corporation modified its operations and the way it serves its customers. For instance, the Corporation has implemented various steps to protect its employees, consistent with guidance from federal and local authorities, such as requiring that a majority of support staff work remotely modifying the hours and staffing of its branch locations and implementing stricter safety and cleaning protocols. The Corporation’s branch transactions and ATM volumes have declined but its digital and mobile banking activities have increased. Consistent with regulatory guidance that endorses constructive arrangements with borrowers affected by COVID-19, the Corporation adopted payment deferral and relief programs in March 2020. In addition, the Corporation has waived late payment fees on loans and halted foreclosures and repossessions. Furthermore, the Corporation has participated in the Small Business Administration’s (“SBA”) Paycheck Protection Program (“PPP”) under which it has received approval from the SBA for loans to clients and small businesses in an aggregate amount of $350.6 million as of May 7, 2020, of which approximately $313.2 million have been funded.

The COVID-19 pandemic, and governmental, regulatory authorities, and societal responses have also affected the Corporation’s financial results. The COVID-19 pandemic and its associated impacts on trade (including supply chains and export levels), travel, underemployment and unemployment, consumer spending, residential and commercial construction and other economic activities has resulted in less economic activity, lower equity market valuations and significant volatility and disruption in financial markets. In response to the COVID-19 pandemic, various governmental and regulatory authorities have enacted measures and implemented programs designed to stimulate the economy and provide economic assistance to those affected by COVID-19 such as the enactment of the Coronavirus Aid, Relief, and Economic Security (CARES) Act. Some of the provisions of the CARES Act may improve the ability of impacted borrowers to pay their loans, including direct cash payments to eligible taxpayers below specified income limits, including Puerto Rico residents, expanded unemployment insurance benefits and eligibility, and relief designed to prevent layoffs and business closures at small businesses. On March 3, 2020, the Federal Reserve Board (the “FED”) reduced the target federal funds rate by 50 basis points, followed by an additional reduction of 100 basis points on March 16, 2020. In addition, the Puerto Rico Government and the PROMESA oversight board have allocated more than $900 million in relief intended to stimulate the Puerto Rico economy and to assist individuals and local businesses. However, these reductions in interest rates and economic uncertainties have affected and might further adversely affect the Corporation’s results of operations.

As a result of the effect of the COVID-19 pandemic on forecasted economic and market conditions, the Corporation’s financial results for the first quarter of 2020 included a reserve build of $59.8 million (i.e., the amount by which the provision for credit losses of $77.4 million exceeds net charge-offs of $17.6 million). As of May 07, 2020, the Corporation had under deferred repayment arrangements residential mortgage loans totaling $931.5 million, consumer loans totaling $1.0 billion, and commercial and construction loans totaling $1.8 billion, or 42% of its loan portfolio (see “Financial Condition and Operating Data Analysis” – Early Delinquency discussion, for additional information). In addition, the stay-at-home and lock down orders have resulted in a reduction of the Corporation’s transaction fee income, such as that from credit and debit cards, automated teller machines (ATMs), and point-of-sale transactions, as well as the Corporation’s volume of loan originations and closings. Further, the Corporation has incurred additional expenses, including providing incentives to employees working in its branches and increased expenses in cleaning and communications with customers. Notwithstanding, as of March 31, 2020, the Corporation’s and the Bank’s capital ratios were well in excess of all regulatory capital requirements and the Corporation maintained high liquidity levels with the cash and liquid securities to total assets ratio exceeding 17.5%, compared to 15.8% as of December 31, 2019. As of May 7, 2020, the Corporation has approximately $383.7 million in available unused lines at the Federal Home Loan Bank (“FHLB”) and the Primary Credit FED Discount Window Program has been activated as an alternate source of liquidity with approximately $973.2 million of availability, if needed. While management believes that we have sufficient capital to withstand an extended economic recession brought about by the COVID-19 pandemic, our financial results and regulatory capital ratios could be adversely impacted by further credit losses and we are unable to predict the extent, nature or duration of the effects of COVID-19 on our results of operations and financial condition at this time.

Update on Potential Acquisition of Banco Santander Puerto Rico

With respect to the Corporation’s announced transaction to acquire Banco Santander Puerto Rico (“BSPR”), the Corporation continues to work with the applicable regulators in their review of the transaction. Taking into account the impact of the COVID-19 pandemic, the Corporation now believes it is unlikely that all regulatory approvals necessary to close the transaction will be received by the middle of 2020 as previously expected. The Corporation continues to cooperate with its regulators and to provide additional requested information as part of the application process.

The Form 8-K filed by the Corporation with the Securities and Exchange Commission on October 22, 2019, which includes the stock purchase agreement as an exhibit, provides additional information about the conditions to completing the transaction.

OVERVIEW OF RESULTS OF OPERATIONS

First BanCorp.'s results of operations depend primarily on its net interest income, which is the difference between the interest income earned on its interest-earning assets, including investment securities and loans, and the interest expense incurred on its interest-bearing liabilities, including deposits and borrowings. Net interest income is affected by various factors, including: the interest rate environment; the volumes, mix and composition of interest-earning assets and interest-bearing liabilities; and the re-pricing characteristics of these assets and liabilities. The Corporation's results of operations also depend on the provision for credit losses, non-interest expenses (such as personnel, occupancy, the deposit insurance premium and other costs), non-interest income (mainly service charges and fees on deposits, and insurance income), gains (losses) on sales of investments, gains (losses) on mortgage banking activities, and income taxes.

The Corporation had net income of $2.3 million, or $0.01 per diluted common share, for the quarter ended March 31, 2020, compared to $43.3 million, or $0.20 per diluted common share, for the same period in 2019.

The key drivers of the Corporation’s GAAP financial results for the quarter ended March 31, 2020, include the following:

• Net interest income for the quarter ended March 31, 2020 was $138.6 million, compared to $140.2 million for the first quarter of 2019. The decrease of $1.6 million was driven primarily by: (i) a $5.1 million decrease in interest income on commercial and construction loans, primarily associated with the downward repricing of variable-rate commercial loans and lower collections of interest payments on nonaccrual loans; (ii) a $3.2 million decrease in interest income on residential mortgage loans, mainly due to a $231.6 million decrease in the average balance of this portfolio; (iii) a $0.6 million decrease in interest income from interest-bearing cash balances, primarily deposits maintained at the Federal Reserve Bank of New York (“New York FED”), due to decreases in the Federal Funds target rate; (iv) a $0.3 million increase in total interest expense, driven by the effect of a $555.4 million increase in the average balance of interest-bearing non-brokered deposits, partially offset by reductions in the average balance of FHLB advances and the downward repricing of variable rate repurchase agreements and junior subordinated debentures; and (v) a $0.1 million decrease in interest income on investment securities mainly related to a $1.3 million increase in the premium amortization expense on U.S. agencies mortgage-backed securities (“MBS”), almost entirely offset by an increase of $0.8 million in interest income due to a $140.8 million increase in the average balance of investment securities, and a $0.3 million increase related to the accelerated discount accretion on U.S. agencies bonds called prior to maturity in the first quarter of 2020. These decreases were partially offset by a $7.8 million increase in interest income on consumer loans.

The net interest margin decreased to 4.63% for the first quarter of 2020, compared to 4.92% for the same period a year ago, primarily due to the aforementioned downward repricing of variable-rate commercial loans, as well as interest-bearing cash balances attributable to the effect of the lower interest rate environment, and the increase in the premium amortization expense on U.S. agencies MBS. See “Net Interest Income” below for additional information.

• The provision for credit losses on loans, finance leases, and debt securities increased by $66.0 million to $77.4 million for the first quarter of 2020, compared to $11.4 million for the same period in 2019, driven by the reserve build of $59.8 million in the first quarter of 2020 primarily in connection with the effect of the COVID-19 pandemic on forecasted economic and market conditions. Effective January 1, 2020, the Corporation adopted the current expected credit loss impairment model (“CECL”) required by the Accounting Standards Codification (“ASC”) Topic 326 (“ASC 326”), which replaced the incurred loss methodology. ASC 326 does not require restatement of comparative period financial statements; as such, results for the first quarter of 2020 reflect the adoption of ASC 326, while prior periods reflect results under the previously required incurred loss methodology. The adoption of ASC 326 resulted in a cumulative increase of approximately $93.2 million in the total allowance for credit losses (“ACL”) as of January 1, 2020.

Net charge-offs totaled $17.6 million for the first quarter of 2020, or 0.78% of average loans on an annualized basis, compared to $24.5 million, or 1.10% of average loans for the same period in 2019. The decrease consisted of a $7.6 million decline in net charge-offs taken on commercial and construction loans and a $1.8 million decrease in net charge-offs taken on residential mortgage loans, partially offset by an increase of $2.5 million in net charge-offs taken on consumer loans. The decrease in net charge-offs on commercial and construction loans primarily reflects the effect of a $5.7 million charge-off taken in the first quarter of 2019 on a commercial and industrial loan in the Puerto Rico region. See “Provision for credit losses” and “Risk Management” below for analyses of the allowance for credit losses and non-performing assets and related ratios.

• The Corporation recorded non-interest income of $30.2 million for the first quarter of 2020, compared to $22.5 million for the same period in 2019. The increase was primarily driven by an $8.2 million gain recorded on the sale of approximately $275.6 million of available-for-sale U.S. agencies MBS, and a $0.4 million increase in insurance contingent commissions. These variances were partially offset by a $0.6 million decrease in transactional fee income from credit and debit cards, ATMs, and point-of-sale (“POS”) and merchant-related activity as a resulted of reduced transactions caused by quarantines and lockdowns of non-essential businesses in connection with the COVID-19 pandemic. See “Non-Interest Income” below for additional information.

• Non-interest expenses for the first quarter of 2020 were $92.2 million compared to $90.4 million for the same period in 2019. The increase was primarily related to: (i) a $3.6 million increase in employees’ compensation and benefits, primarily reflecting the effect in the first quarter of 2019 of a $2.3 million expense recovery related to an employee retention benefit payment received by the Bank under the Disaster Tax Relief and Airport Extension Act, as well as increases related to salary merit increases that took effect in July 2019; (ii) a $1.5 million increase in professional fees, primarily related to outsourced technology fees; and (iii) merger and restructuring costs of $0.8 million in connection with the pending acquisition of BSPR.

These increases were partially offset by: (i) a $2.6 million decrease in losses from other real estate owned (“OREO”) operations, primarily related to a $2.0 million decrease in write-downs to the value of OREO properties; and (ii) a $0.9 million decrease in occupancy and equipment costs, primarily related to insurance recoveries of $0.8 million recorded in the first quarter of 2020 in connection with hurricane-related costs. See “Non-Interest Expenses” below for additional information.

• For the first quarter of 2020, the Corporation recorded an income tax benefit of $3.0 million, compared to an income tax expense of $17.6 million for the same period in 2019. The variance was mostly attributable to an income tax benefit of approximately $20.0 million recorded in the first quarter of 2020 in connection with higher charges to the provision for credit losses for loans and debt securities due to the effect of the COVID-19 pandemic on forecasted economic conditions. As of March 31, 2020, the Corporation had a deferred tax asset of $307.8 million (net of a valuation allowance of $88.5 million, including a valuation allowance of $52.7 million against the deferred tax assets of the Corporation’s banking subsidiary, FirstBank). See “Income Taxes” below for additional information. On January 1, 2020, the Corporation recognized an additional $31.3 million in deferred tax assets in connection with the transitional adjustment resulting from the adoption of the CECL accounting standard.

• As of March 31, 2020, total assets were $13.0 billion, an increase of $436.7 million from December 31, 2019. The increase was primarily related to a $443.6 million increase in cash and cash equivalents, attributable, among other things, to a $213.9 million growth in total deposits and proceeds of $200 million received from the cancellation of reverse repurchase agreements that were previously offset in the statement of financial condition against variable-rate repurchase agreements in accordance with ASC Topic 210-20-45-11. In addition, there was a net increase of $84.8 million in investment securities and account receivables from unsettled investment sales, as well as increases of $43.0 million in net deferred tax assets, and $9.3 million in total loans. These increases were partially offset by a $137.6 million increase in the ACL of loans and finance leases in connection with the cumulative effect of adopting ASC 326 on January 1, 2020 and the charge to the provision during the first quarter of 2020. See “Financial Condition and Operating Data Analysis” below for additional information.

• As of March 31, 2020, total liabilities were $10.8 billion, an increase of $465.0 million from December 31, 2019. The increase was mainly due to a $200 million increase in the reported balance of repurchase agreements, reflecting the effect of the aforementioned cancellation of reverse repurchase agreements that were previously offset against variable-rate repurchase agreements in the consolidated statement of financial condition, a $91.2 million increase in total deposits, excluding brokered deposits and government deposits, a $100.9 million increase in non-maturity brokered deposits, and a $60.0 million increase related to short-term funding obtained from the FED’s Primary Credit FED Discount Window Program during the first quarter 2020. See “Risk Management – Liquidity Risk and Capital Adequacy” below for additional information about the Corporation’s funding sources.

• As of March 31, 2020, the Corporation’s stockholders’ equity was $2.2 billion, a decrease of $28.3 million from December 31, 2019. The decrease was driven by the $62.3 million transition adjustment related to the adoption of CECL recorded against beginning retained earnings, and common and preferred stock dividends declared in the first quarter of 2020 totaling $11.6 million, partially offset by the earnings generated in the first quarter, and an increase of approximately $50 million in the fair value of available-for-sale investment securities recorded as part of other comprehensive income. The Corporation’s common equity tier 1 capital, tier 1 capital, total capital and leverage ratios under the Basel III rules were 21.79%, 22.19%, 25.42% and 15.98%, respectively, as of March 31, 2020, compared to common equity tier 1 capital, tier 1 capital, total capital and leverage ratios of 21.60%, 22.00%, 25.22%, and 16.15%, respectively, as of December 31, 2019. As permitted by the regulatory capital framework, the Corporation elected the option to delay for two years the estimate of the CECL methodology’s effect on regulatory capital, relative to the incurred loss methodology’s effect on capital, followed by a three-year transition period. See “Risk Management – Capital” below for additional information.

• Total loan production, including purchases, refinancings, renewals and draws from existing revolving and non-revolving commitments, but excluding the utilization activity on outstanding credit cards, was $802.6 million for the quarter ended March 31, 2020, compared to $881.5 million for the same period in 2019. The decrease consisted of reductions of $35.2 million, $31.8 million, and $11.9 million in residential mortgage loan originations, consumer loan originations, and commercial and constructions loan originations, respectively. These reductions reflect the effect of disruptions in the loan underwriting and closing process caused by the COVID-19 pandemic, including as a result of quarantines and the lockdown of non-essential businesses measures that began in Puerto Rico on March 16, 2020.

• Total non-performing assets were $317.8 million as of March 31, 2020, an increase of $0.4 million from December 31, 2019. The increase was primarily related to consumer and residential mortgage loans that migrated to nonaccrual status prior to the deferral payment programs established by the Corporation to assist borrowers affected by the COVID-19 pandemic, partially offset by reductions in commercial and construction nonaccrual loans. See “Risk Management – Non-Accruing and Non-Performing Assets” below for additional information.

• Adversely classified commercial and construction loans decreased by $103.8 million to $116.7 million as of March 31, 2020 compared to December 31, 2019. The decrease was driven by the upgrade in the credit risk classification of a $117.5 million commercial mortgage loan relationship in the Puerto Rico region.

The Corporation’s financial results for the first quarter of 2020 and 2019 included the following items that management believes are not reflective of core operating performance, are not expected to reoccur with any regularity or may reoccur at uncertain times and in uncertain amounts (the “Special Items”):

Quarter ended March 31, 2020

• An $8.2 million gain on sales of approximately $275.6 million of U.S. agencies MBS executed in the latter part of March. The gain, realized at the tax-exempt international banking entity subsidiary, had no effect in the income tax expense recorded in the first quarter of 2020.

• A $1.2 million ($0.7 million after-tax) benefit resulting from insurance recoveries associated with hurricane-related expenses incurred, primarily in the Puerto Rico region.

• Merger and restructuring costs of $0.8 million ($0.5 million after-tax) in connection with the previously announced stock purchase agreement with Santander Holdings USA, Inc. to acquire BSPR and related restructuring initiatives. Merger and restructuring costs in the first quarter of 2020 primarily included consulting, legal, and other pre-conversion related efforts associated with the pending acquisition of BSPR.

• Costs of $0.4 million ($0.2 million after-tax) related to the COVID-19 pandemic response efforts, primarily additional cleaning costs and communications with customers.

Quarter ended March 31, 2019

• A $6.4 million ($4.0 million after-tax) positive effect on earnings related to loan loss reserve releases resulting from revised estimates of the hurricane-related qualitative reserves associated with the effects of Hurricanes Irma and Maria, primarily related to consumer and commercial loans.

• A $2.3 million expense recovery related to an employee retention benefit payment (the “Benefit”) received by the Bank under the Disaster Tax Relief and Airport Extension Act of 2017, as amended (the “Act”). The Benefit was recorded as an offset to the employees’ compensation and benefits expenses recognized in the first quarter of 2019 and was not treated as taxable income by virtue of the Act.

The following table reconciles for the first quarter of 2020 and 2019 the reported net income to adjusted net (loss) income, a non-GAAP financial measure that excludes the Special Items identified above:

	Quarter ended March 31,
	2020	2019
(In thousands)
Net income, as reported (GAAP)	$2,266	$43,314
Adjustments:
Merger and restructuring costs	845	-
Hurricane-related loan loss reserve release	-	(6,425)
Employee retention benefit - Disaster Tax Relief and Airport Extension Act of 2017	-	(2,317)
Benefit from hurricane-related insurance recoveries	(1,153)	-
Gain on sales of investment securities	(8,247)	-
COVID-19 pandemic-related expenses	363	-
Income tax impact of adjustments (1)	(21)	2,409
Adjusted net (loss) income (Non-GAAP)	$(5,947)	$36,981

(1)See "Basis of Presentation" below for the individual tax impact related to reconciling items.

Critical Accounting Policies and Practices

The accounting principles of the Corporation and the methods of applying these principles conform to GAAP. The Corporation’s critical accounting policies relate to: 1) the allowance for credit losses; 2) income taxes; 3) the classification and values of financial instruments; and 4) income recognition on loans. These critical accounting policies involve judgments, estimates and assumptions made by management that affect the amounts recorded for assets, liabilities and contingent liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from estimates, if different assumptions or conditions prevail. Certain determinations inherently require greater reliance on the use of estimates, assumptions, and judgments and, as such, have a greater possibility of producing results that could be materially different than those originally reported.

The Corporation’s critical accounting policies are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in First BanCorp.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “2019 Annual Report on Form 10-K”). In connection with our adoption of CECL on January 1, 2020, the Corporation has updated its critical accounting policy for the allowance for credit losses.

Allowance for Credit Losses

The Corporation maintains an ACL for loans and finance leases, which is management’s estimate of the expected credit losses in the loan portfolio, at the balance sheet date, excluding loans held for sale. Additionally, the Corporation maintains an allowance for credit losses for debt securities classified as either held-to-maturity (HTM) or available-for-sale (AFS), and other off-balance sheet credit exposures (e.g., unfunded loan commitments). In connection with the adoption of CECL, the Corporation updated its approach for estimating expected credit losses, which includes new areas for management judgment, described more fully below, and updated its accounting policies. For more information, see Note 1 – Basis of Presentation and Significant Accounting Policies to the accompanying unaudited consolidated financial statements in this Form 10-Q. For loans and finance leases, unfunded loan commitments, and HTM debt securities, the ACL is measured based on the remaining contractual term of the financial asset exposures adjusted, as appropriate, for prepayments and permitted extension options using historical experience, current conditions, and forecasted information. For AFS debt securities, the ACL is measured using a discounted cash flow approach and is limited to the difference between the fair value of the security and its amortized cost. Changes in the ACL and, therefore, in the related provision for credit losses can materially affect net income. In applying the judgment and review required to determine the ACL, management considerations include the evaluation of past events, historical experience, changes in economic forecasts and conditions, customer behavior, collateral values, and the length of the initial loss forecast period, and other influences. From time to time, changes in economic factors or assumptions, business strategy, products or product mix, or debt security investment strategy, may result in a corresponding increase or decrease in our ACL.

The Corporation’s methodology for estimating the ACL under CECL for applicable loans and debt securities includes the following key components:

• Forecasted economic variables, such as, unemployment rate, home and commercial real estate prices, and gross domestic product (GDP), are used to estimate expected credit losses. The Corporation has currently set an initial forecast period (“reasonable and supportable period”) of 2 years and a reversion period of up to 3 years, utilizing a straight-line approach and reverting back to the historical macroeconomic mean for Puerto Rico and the Virgin Islands regions. For the Florida region, the methodology considers a reasonable and supportable forecast period and an implicit reversion towards the historical trend that varies for each macroeconomic variable, achieving the steady state by year 5.

• After the reversion period, a historical loss forecast period covering the remaining contractual life, adjusted for prepayments, is used based on the change in key historical economic variables during representative historical expansionary and recessionary periods.

• The ACL for loans, unfunded loan commitments, and HTM debt securities is primarily measured based on a probability of default (PD)/loss given default (LGD) modeled approach, The current fair value of collateral is utilized to assess the expected credit losses when a financial asset is considered to be collateral dependent.

• The ACL on a troubled debt restructured (“TDR”) loan is generally measured using a discounted cash flow method unless they are collateral dependent and measured based on the fair value of the collateral. The discounted cash flow methods will provide the estimated life-time credit losses. For credit card, personal, and nonaccrual auto loans and finance leases modified in a TDR, the ACL is measured using the same methodologies as those used for all other loans in those portfolios.

• The remaining contractual term of a loan is adjusted for expected prepayments, as appropriate. The contractual term excludes expected extensions, renewals, and modifications unless either of the following applies: the Corporation has a reasonable expectation at the reporting date that a TDR will be executed with an individual borrower or the extension or renewal options are included in the original or modified contract at the reporting date and are not unconditionally cancellable by the Corporation.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income is the excess of interest earned by First BanCorp. on its interest-earning assets over the interest incurred on its interest-bearing liabilities. First BanCorp.’s net interest income is subject to interest rate risk due to the repricing and maturity mismatch of the Corporation’s assets and liabilities. Net interest income for the quarter ended March 31, 2020 was $138.6 million, compared to $140.2 million for the comparable period in 2019. On a tax-equivalent basis and excluding the changes in the fair value of derivative instruments, net interest income for the quarter ended March 31, 2020 was $144.3 million, compared to $145.5 million for the comparable period in 2019.

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

Part I

	Average Volume		Interest income (1) / expense		Average Rate (1)
Quarter ended March 31,	2020	2019	2020	2019	2020	2019
(Dollars in thousands)

Interest-earning assets:
Money market and other short-term investments	$770,708	$490,045	$2,262	$2,829	1.18%	2.34%
Government obligations (2)	481,967	765,250	5,301	7,476	4.42%	3.96%
MBS	1,763,813	1,333,752	14,009	11,897	3.19%	3.62%
FHLB stock	33,390	41,930	596	696	7.18%	6.73%
Other investments	5,668	3,078	11	6	0.78%	0.79%
Total investments (3)	3,055,546	2,634,055	22,179	22,904	2.92%	3.53%

Residential mortgage loans	2,890,810	3,122,372	38,655	41,819	5.38%	5.43%
Construction loans	122,120	85,485	1,881	1,329	6.20%	6.31%
Commercial and Industrial and Commercial mortgage loans	3,679,470	3,724,486	47,972	53,282	5.24%	5.80%
Finance leases	421,740	341,789	7,919	6,386	7.55%	7.58%
Consumer loans	1,883,278	1,638,742	52,310	46,078	11.17%	11.40%
Total loans (4) (5)	8,997,418	8,912,874	148,737	148,894	6.65%	6.78%
Total interest-earning assets	$12,052,964	$11,546,929	$170,916	$171,798	5.70%	6.03%

Interest-bearing liabilities:
Brokered CDs	$429,106	$523,258	$2,452	$2,687	2.30%	2.08%
Other interest-bearing deposits	6,580,393	6,024,953	17,202	14,805	1.05%	1.00%
Loans payable	4,396	-	3	-	0.27%	-%
Other borrowed funds	440,194	327,001	3,950	5,014	3.61%	6.22%
FHLB advances	555,110	740,000	3,008	3,785	2.18%	2.07%
Total interest-bearing liabilities	$8,009,199	$7,615,212	$26,615	$26,291	1.34%	1.40%

Net interest income			$144,301	$145,507

Interest rate spread					4.36%	4.63%

Net interest margin					4.82%	5.11%

(1)On an adjusted tax-equivalent basis. The Corporation estimated the adjusted tax-equivalent yield by dividing the interest rate spread on exempt assets by 1 less the Puerto Rico statutory tax rate of 37.5% and adding to it the cost of interest-bearing liabilities. The tax-equivalent adjustment recognizes the income tax savings when comparing taxable and tax-exempt assets. Management believes that it is a standard practice in the banking industry to present net interest income, interest rate spread and net interest margin on a fully tax-equivalent basis. Therefore, management believes these measures provide useful information to investors by allowing them to make peer comparisons. The Corporation excludes changes in the fair value of derivatives from interest income and interest expense because the changes in valuation do not affect interest received or paid.

(2)Government obligations include debt issued by government-sponsored agencies.

(3)Unrealized gains and losses on available-for-sale securities are excluded from the average volumes.

(4)Average loan balances include the average of nonaccrual loans.

(5)Interest income on loans includes $2.2 million and $2.1 million for the first quarter of 2020 and 2019, respectively, of income from prepayment penalties and late fees related to the Corporation’s loan portfolio.

Part II

	Quarter ended March 31,
	2020 compared to 2019
	Increase (decrease)
	Due to:
(In thousands)	Volume	Rate	Total

Interest income on interest-earning assets:

Money market and other short-term investments	$1,249	$(1,816)	$(567)
Government obligations	(2,932)	757	(2,175)
MBS	3,706	(1,594)	2,112
FHLB stock	(145)	45	(100)
Other investments	5	-	5
Total investments	1,883	(2,608)	(725)

Residential mortgage loans	(2,792)	(372)	(3,164)
Construction loans	576	(24)	552
Commercial and Industrial and Commercial mortgage loans	(593)	(4,717)	(5,310)
Finance leases	1,535	(2)	1,533
Consumer loans	7,077	(845)	6,232
Total loans	5,803	(5,960)	(157)
Total interest income	7,686	(8,568)	(882)

Interest expense on interest-bearing liabilities:

Brokered CDs	(504)	269	(235)
Other interest-bearing deposits	1,501	896	2,397
Loans payable	3	-	3
Other borrowed funds	1,414	(2,478)	(1,064)
FHLB advances	(965)	188	(777)
Total interest expense	1,449	(1,125)	324
Change in net interest income	$6,237	$(7,443)	$(1,206)

Portions of the Corporation’s interest-earning assets, mostly investments in obligations of some U.S. government agencies and U.S. government sponsored entities (“GSEs”), generate interest that is exempt from income tax, principally in Puerto Rico. Also, interest and gains on sales of investments held by the Corporation’s international banking entities (“IBEs”) are tax-exempt under Puerto Rico tax law (see “Income Taxes” below for additional information). To facilitate the comparison of all interest data related to these assets, the interest income has been converted to an adjusted tax equivalent basis. The Corporation estimated the tax equivalent yield by dividing the interest rate spread on exempt assets by 1 less the Puerto Rico statutory tax rate (37.5%) and adding to it the average cost of interest-bearing liabilities. The computation considers the interest expense disallowance required by Puerto Rico tax law.

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

The following table reconciles net interest income in accordance with GAAP to net interest income, excluding valuations, and net interest income on an adjusted tax-equivalent basis for the indicated periods. The table also reconciles net interest spread and net interest margin on a GAAP basis to these items excluding valuations, and on an adjusted tax-equivalent basis:

	Quarter Ended March 31,
(Dollars in thousands)	2020	2019

Interest Income - GAAP	$165,264	$166,472
Unrealized loss on derivative instruments	-	4
Interest income excluding valuations	165,264	166,476
Tax-equivalent adjustment	5,652	5,322
Interest income on a tax-equivalent basis and excluding valuations	170,916	171,798

Interest Expense - GAAP	26,615	26,291

Net interest income - GAAP	$138,649	$140,181

Net interest income excluding valuations	$138,649	$140,185

Net interest income on a tax-equivalent basis and excluding valuations	$144,301	$145,507

Average Balances
Loans and leases	$8,997,418	$8,912,874
Total securities, other short-term investments and interest-bearing cash balances	3,055,546	2,634,055
Average Interest-Earning Assets	$12,052,964	$11,546,929

Average Interest-Bearing Liabilities	$8,009,199	$7,615,212

Average Yield/Rate
Average yield on interest-earning assets - GAAP	5.51%	5.85%
Average rate on interest-bearing liabilities - GAAP	1.34%	1.40%
Net interest spread - GAAP	4.17%	4.45%
Net interest margin - GAAP	4.63%	4.92%

Average yield on interest-earning assets excluding valuations	5.51%	5.85%
Average rate on interest-bearing liabilities	1.34%	1.40%
Net interest spread excluding valuations	4.17%	4.45%
Net interest margin excluding valuations	4.63%	4.92%

Average yield on interest-earning assets on a tax-equivalent basis
and excluding valuations	5.70%	6.03%
Average rate on interest-bearing liabilities	1.34%	1.40%
Net interest spread on a tax-equivalent basis and excluding valuations	4.36%	4.63%
Net interest margin on a tax-equivalent basis and excluding valuations	4.82%	5.11%

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

For the quarter ended March 31, 2020, net interest income decreased $1.6 million to $138.6 million, compared to $140.2 million for the same period in 2019. The $1.6 million decrease in net interest income was primarily due to:

• A $5.1 million decrease in interest income on commercial and construction loans, primarily related to the downward repricing of variable-rate commercial and construction loans and lower collections of interest payments on nonaccrual loans. As of March 31, 2020, the interest rate on approximately 44% of the Corporation’s commercial and construction loans was based upon LIBOR indexes and 20% was based upon the Prime rate index. For the first quarter of 2020, the average one-month LIBOR rate declined 109 basis points, the average three-month LIBOR rate declined 115 basis points, and the average Prime rate declined 109 basis points compared to the average rates for such indexes for the first quarter of 2019.

• A $3.2 million decrease in interest income on residential mortgage loans, primarily related to a $231.6 million decrease in the average balance of this portfolio.

• A $0.6 million decrease in interest income from interest-bearing cash balances, which consisted primarily of deposits maintained at the New York FED. Balances at the New York FED earned 0.10% as of March 31, 2020 compared to 2.40% as of March 31, 2019, a decrease attributable to declines in the Federal Funds target rate. The decrease in rate was partially offset by a $280.7 million increase in the average balance of interest-bearing cash balances.

• A $0.3 million increase in interest expense, primarily due to a $2.2 million increase in interest expense on interest-bearing deposits, driven by both a $555.4 million increase in the average balance of non-brokered deposits and an increase in the average interest rates paid on retail CDs. This was partially offset by: (i) a $0.8 million decrease in interest expense on FHLB advances, primarily related to a $184.9 million decrease in the average balance; (ii) a $0.6 million decrease in interest expense on repurchase agreement primarily related to the downward repricing of variable-rate repurchase agreements, and (iii) a $0.4 million decrease in interest expense related to the downward repricing of floating-rate junior subordinated debentures.

• A $0.1 million decrease in interest income on investment securities, mainly related to a $1.3 million increase in the premium amortization expense on U.S. agencies MBS, almost entirely offset by an increase of $0.8 million in connection with a $140.8 million increase in the average balance of investment securities, and a $0.3 million increase related to the accelerated discount accretion on U.S. agencies bonds called prior to maturity in the first quarter of 2020. Given the stimulus actions taken by the federal government to contain the economic fallout from the COVID-19 pandemic, market interest rates remain at low levels, potentially triggering accelerated exercise of call options and prepayment rights on investment securities.

Partially offset by:

• A $7.8 million increase in interest income on consumer loans, mainly due to a $324.5 million increase in the average balance of this portfolio, primarily as a result of increases of auto loans, personal loans and finance leases.

The net interest margin decreased by 29 basis points to 4.63% for the first quarter of 2020, compared to 4.92% for the first quarter of 2019. The decrease was primarily attributable to the downward repricing of variable rate commercial and construction loans, as well as interest-bearing cash balances attributable to the effect of the lower interest rate environment, and the increase in the premium amortization expense on U.S. agencies MBS.

On an adjusted tax-equivalent basis, net interest income for the quarter ended March 31, 2020 decreased by $1.2 million to $144.3 million, compared to $145.5 million for the same period in 2019. The tax-equivalent adjustment increased by $0.3 million due to an increase in the average balance of U.S. agencies MBS held by the IBE subsidiary First Bank Overseas.

Provision for Credit Losses

The provision for credit losses consists of provisions for credit losses on loans and finance leases, unfunded loan commitments, as well as held-to-maturity and available-for-sale debt securities. On January 1, 2020, the Corporation adopted ASU 2016-13, which replaces the incurred loss methodology with an expected loss methodology that is referred to as the CECL methodology to estimate the ACL of certain financial assets considering, among other things, expected future changes in macroeconomic conditions. The Corporation adopted ASU 2016-13 using the modified retrospective method, resulting in a cumulative increase of approximately $93.2 million in the total ACL with a corresponding decrease, net of applicable taxes, in beginning retained earnings as of January 1, 2020. Results for reporting periods beginning after January 1, 2020 are presented under ASU 2016-13 while prior period amounts continue to be reported in accordance with previously applicable GAAP. See Note 1 – Basis of Presentation and Significant Accounting Policies, to the consolidated financial statements for further information about the day-one impact of adopting ASU 2016-13, as well as a description of the methodologies that the Corporation follows to determine the ACL.

The principal changes in the provision for credit losses by main categories follow:

Provision for credit losses for loans and finance leases

The provision for credit losses for loans and finance leases increased by $62.2 million to $74.0 million for the first quarter of 2020 compared to $11.8 million for the first quarter of 2019. The variances by major portfolio category are as follow:

• Provision for credit losses on commercial and construction loans of $24.6 million, compared to a release of $5.0 million in the first quarter of 2019. The increase reflects deterioration in the macro-economic environment due to the COVID-19 pandemic reflected across multiple sectors with the higher increases in the ACL made for loans in the accommodation, retail real estate, and transportation industries. The exposure to these industries represents approximately 28% of the total commercial and construction loan portfolio as of March 31, 2020. The reserve release recorded in the first quarter of 2019 was primarily related to a $3.4 million reserve release associated with the resolution of uncertainties surrounding the repayment prospects of a hurricane-affected commercial customer.

• Provision for credit losses on residential mortgage loans of $16.2 million, compared to $6.6 million in the first quarter of 2019. The increase was driven by a $12.4 million reserve build (i.e., provision of $16.2 million in excess of net charge-offs of $3.8 million) in the first quarter of 2020, reflecting forecasted credit deterioration due to the COVID-19 pandemic, partially offset by the decline in the balance of this portfolio.

• Provision for credit losses on consumer loans and finance leases of $33.2 million, compared to $10.2 million in the first quarter of 2019. The increase was driven by a $19.5 million reserve build (i.e., provision of $33.2 million in excess of net charge-offs of $13.7 million) in the first quarter of 2020 reflecting forecasted credit deterioration due to the COVID-19 pandemic, primarily reflected in the credit cards and unsecured personal loans portfolios, and the increase in the overall size of this portfolio. In addition, the variance reflects the effect in the first quarter of 2019 of a $3.0 million reserve release related to revised estimates associated with the effects of Hurricanes Irma and Maria, attributable to the updated payment patterns and credit risk analyses applied to consumer borrowers subject to payment deferral programs that expired early in 2018.

See “Risk Management – Credit Risk Management” below for an analysis of the allowance for credit losses, non-performing assets, and related information, and see “Financial Condition and Operating Data Analysis – Loan Portfolio and Risk Management — Credit Risk Management” below for additional information concerning the Corporation’s loan portfolio exposure in the geographic areas where the Corporation does business.

Provision for credit losses for unfunded loan commitments

The Corporation recorded a provision for credit losses for unfunded commercial and construction loan commitments and standby letters of credit of $1.8 million in the first quarter of 2020, compared to a release of $0.4 million in the first quarter of 2019. The increase was driven by the effect of the deteriorating economic outlook due to the COVID-19 pandemic.

Provision for credit losses for held-to-maturity and available-for-sale debt securities

The Corporation recorded a provision for credit losses for held-to-maturity and available-for-sale debt securities of $1.1 million and $0.4 million, respectively, in the first quarter of 2020 as a result of CECL requirements in effect since January 1, 2020. ASU 2016-13 requires the determination of expected credit losses over the life of held-to-maturity securities and changed the accounting for available-for-sale debt securities to require credit losses to be presented as an allowance rather than as a write-down on available-for-sale debt securities that management does not intend to sell or believes that it is more likely than not it will not be required to sell.

Non-Interest Income

The following table presents the composition of non-interest income for the indicated periods:

	Quarter Ended March 31,
	2020	2019
(In thousands)

Service charges on deposit accounts	$5,957	$5,716
Mortgage banking activities	3,788	3,627
Insurance income	4,582	4,250
Other operating income	7,626	8,950
Non-interest income before net gain
on sales of investment securities	21,953	22,543
Net gain on sales of investment securities	8,247	-
Total	$30,200	$22,543

Non-interest income primarily consists of income from service charges on deposit accounts, commissions derived from various banking and insurance activities, gains and losses on mortgage banking activities, interchange and other fees related to debit and credit cards, and net gains and losses on investment securities.

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

The net gain on investment securities reflects gains or losses as a result of sales that are consistent with the Corporation’s investment policies.

Non-interest income for the first quarter of 2020 amounted to $30.2 million, compared to $22.5 million for the same period in 2019. The $7.7 million increase in non-interest income was primarily related to:

• An $8.2 million gain on sales of approximately $275.6 million of available-for-sale U.S. agencies MBS. The securities sold carried an increased prepayment risk given the dramatic drops in market interest rates in March 2020.

• A $0.3 million increase in insurance income, driven by higher insurance contingent commissions received by the insurance agency in the first quarter of 2020 as compared to the same period in 2019.

• A $0.2 million increase in service charges on deposits accounts, primarily related to an increase in the number of returned checks, overdraft, and cash management fee transactions.

• A 0.2 million increase in revenues from mortgage banking activities, driven by a $1.3 million increase in gains on sales of residential mortgage loans in the secondary market, partially offset by a $0.6 million increase in unrealized marked-to-market losses on To-Be-Announced (“TBA”) MBS forward contracts and a $0.2 million increase in the mortgage servicing rights amortization expense. Total loans sold in the secondary market to U.S. GSEs during the first quarter of 2020 amounted to $93.7 million with a related net gain of $3.4 million (net of realized losses of $0.4 million on settled TBA hedges), compared to total loans sold in the secondary market during the first quarter of 2019 of $77.3 million with a related net gain of $2.2 million (net of realized losses of $0.6 million on settled TBA hedges).

Partially offset by:

• A $1.3 million decrease in Other operating income in the table above, primarily related to a $0.6 million decrease in transactional fee income from credit and debit cards, ATMs, and POS and merchant-related activity as a result of reduced transactions caused by quarantines and lockdowns of non-essential businesses in connection with the COVID-19 pandemic, the effect in 2019 of a $0.2 million gain recorded on the sale of $4.8 million in nonaccrual commercial loans held for sale, and a $0.1 million decrease in non-deferrable loan fee income, such as expired commitment fees.

Non-Interest Expenses

The following table presents the components of non-interest expenses for the indicated periods:
	Quarter Ended March 31,
	2020	2019
(In thousands)

Employees' compensation and benefits	$42,859	$39,296
Occupancy and equipment	15,127	16,055
FDIC deposit insurance premium	1,522	1,698
Taxes, other than income taxes	3,880	3,820
Professional fees:
Collections, appraisals and other credit-related fees	1,696	1,717
Outsourced technology services	6,829	5,520
Other professional fees	3,268	3,073
Credit and debit card processing expenses	3,950	4,154
Business promotion	3,622	3,706
Communications	1,877	1,752
Net loss on OREO and OREO operations expenses	1,188	3,743
Merger and restructuring costs	845	-
Other	5,521	5,850
Total	$92,184	$90,384

Non-interest expenses for the first quarter of 2020 were $92.2 million, compared to $90.4 million for the same period in 2019. The $1.8 million increase in non-interest expenses was mainly due to:

• A $3.6 million increase in employees’ compensation and benefits, primarily related to the effect in the first quarter of 2019 of the $2.3 million expense recovery related to the employee retention benefit payment received by the Bank by virtue of the Disaster Tax Relief and Airport Extension Act, as well as increases related to salary merit increases that took effect in July 2019.

• A $1.5 million increase in professional fees, reflecting a $1.3 million increase in outsourced technology service fees, primarily related to efforts aimed to enhance disaster recovery capabilities.

• Merger and restructuring costs amounting to $0.8 million in connection with the pending acquisition of BSPR. These costs primarily included consulting, legal, and other pre-integration related efforts.

Partially offset by:

• A $2.6 million decrease in net loss on OREO operations, primarily related to a $2.0 million decrease in write-downs to the value of OREO properties and a $0.8 million decrease in OREO-related operating expenses, primarily repairs and maintenance, partially offset by a $0.2 million decrease in income recognized from rental payments associated with OREO income-producing properties.

• A $0.9 million decrease in occupancy and equipment costs, primarily related to insurance recoveries of $0.8 million recorded in the first quarter of 2020 in connection with hurricane-related costs.

• A $0.3 million decrease in “Other” in the table above, primarily related to a decrease in charges to the reserve for operational losses.

• A $0.2 million decrease in the FDIC insurance premium expense, reflecting among other things, improved liquidity metrics.

• A $0.2 million decrease in credit and debit card processing expenses, mainly due to lower transaction volumes and higher credit card networks incentives received in the first quarter of 2020.

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

The Corporation has maintained an effective tax rate lower than the maximum statutory rate of 37.5%, mainly by investing in government obligations and MBS exempt from U.S. and Puerto Rico income taxes and by doing business through an IBE unit of the Bank, and through the Bank’s subsidiary, FirstBank Overseas Corporation, whose interest income and gains on sales is exempt from Puerto Rico income taxation. The IBE and FirstBank Overseas Corporation were created under the International Banking Entity Act of Puerto Rico, which provides for total Puerto Rico tax exemption on net income derived by IBEs operating in Puerto Rico on the specific activities identified in the IBE Act. An IBE that operates as a unit of a bank pays income taxes at the corporate standard rates to the extent that the IBE’s net income exceeds 20% of the bank’s total net taxable income.

The Coronavirus Aid, Relief, and Economic Security (CARES) Act, which was enacted on March 27, 2020, includes several provisions to stimulate the U.S. economy in the midst of the COVID-19 pandemic. The CARES Act includes tax provisions that temporarily modified the taxable income limitations for NOL usage to offset future taxable income, NOL carryback provisions and other related income and non-income based tax laws. The Corporation has evaluated such provisions and determined that the impact of the CARES Act to income tax provision and deferred tax assets as March 31, 2020 was not significant.

For the first quarter of 2020, the Corporation recorded an income tax benefit of $3.0 million, compared to an income tax expense of $17.6 million for the same period in 2019. The variance was mostly attributable to an income tax benefit of approximately $20.0 million recorded in the first quarter of 2020 in connection with higher charges to the provision for credit losses for loans, finance leases and debt securities due to the effect of the COVID-19 pandemic on forecasted economic conditions.

For the quarter ended March 31, 2020, the Corporation calculated the provision for income taxes by applying the estimated annual effective tax rate for the full fiscal year to ordinary income or loss. In the computation of the consolidated worldwide annual estimated effective tax rate, ASC Topic 740-270, “Income Taxes” (“ASC Topic 740-270”), requires the exclusion of legal entities with pre-tax losses from which a tax benefit cannot be recognized. The Corporation’s estimated annual effective tax rate in the first quarter of 2020, excluding entities from which a tax benefit cannot be recognized and discrete items, was 24% compared to 28% for the first quarter of 2019. The estimated annual effective tax rate including all entities for 2020 was 26% (25% excluding discrete items), compared to 29% for the first quarter of 2019, (26% excluding discrete items).

On January 1, 2020, the Corporation increased its deferred tax assets by $31.3 million in connection with the transitional adjustment resulting from the adoption of the CECL accounting standard. The Corporation’s net deferred tax asset amounted to $307.8 million as of March 31, 2020, net of a valuation allowance of $88.5 million, and management concluded, based upon the assessment of all positive and negative evidence, that it is more likely than not that the Corporation will generate sufficient taxable income within the applicable NOL carry-forward periods to realize such amount. Due to the inherent uncertainties related to the extent and duration of the COVID-19 pandemic, there is no evidence that can be objectively verified at this time to affect the Corporation’s assessment about the ability to realize its deferred tax assets. The net deferred tax asset of the Corporation’s banking subsidiary, FirstBank, amounted to $307.7 million as of March 31, 2020, net of a valuation allowance of $52.7 million, compared to a net deferred tax asset of $264.8 million, net of a valuation allowance of $55.6 million, as of December 31, 2019.

In 2017, the Corporation completed a formal ownership change analysis within the meaning of Section 382 of the U.S. Internal Revenue Code (“Section 382”) covering a comprehensive period, and concluded that an ownership change had occurred during such period. The Section 382 limitation has resulted in higher U.S. and USVI income tax liabilities than we would have incurred in the absence of such limitation. The Corporation has mitigated to an extent the adverse effects associated with the Section 382 limitation as any such tax paid in the U.S. or USVI can be creditable against Puerto Rico tax liabilities or taken as a deduction against taxable income. However, our ability to reduce our Puerto Rico tax liability through such a credit or deduction depends on our tax profile at each annual taxable period, which is dependent on various factors. For the first quarter of 2020, the Corporation incurred an income tax expense of approximately $1 million related to its U.S. operations, compared to $1.8 million for the same period in 2019. The limitation did not impact the USVI operations in the first quarter of 2020 and 2019.

FINANCIAL CONDITION AND OPERATING DATA ANALYSIS

Assets

The Corporation’s total assets were $13.0 billion as of March 31, 2020, an increase of $436.7 million from December 31, 2019. The increase was primarily related to a $443.6 million increase in cash and cash equivalents, attributable, among other things, the $213.9 million growth in total deposits, as well as proceeds of $200 million received from the cancellation of reverse repurchase agreements that were previously offset in the statement of financial condition against variable-rate repurchase agreements in accordance with ASC Topic 210-20-45-1. In addition, there was a net increase of $84.8 million in investment securities and account receivables from unsettled investment sales, as well as increases of $43.0 million in net deferred tax assets, and $9.3 million in total loans, as further discussed below. These increases were partially offset by a $137.6 million increase in the ACL of loans and finance leases in connection with the cumulative effect of adopting ASC 326 on January 1, 2020 and the reserves build during the first quarter of 2020.

Loan Portfolio

The following table presents the composition of the Corporation’s loan portfolio, including loans held for sale, as of the dates indicated:

	March 31,	December 31,
(In thousands)	2020	2019

Residential mortgage loans	$2,875,672	$2,933,773
Commercial loans:
Commercial mortgage loans	1,454,753	1,444,586
Construction loans	159,675	111,317
Commercial and Industrial loans	2,236,218	2,230,876
Total commercial loans	3,850,646	3,786,779
Consumer loans	2,312,629	2,281,653
Total loans held for investment	9,038,947	9,002,205
Less:
Allowance for credit losses for loans and finance leases	(292,774)	(155,139)
Total loans held for investment, net	$8,746,173	$8,847,066
Loans held for sale	12,046	39,477
Total loans, net	$8,758,219	$8,886,543

As of March 31, 2020, the Corporation’s total loan portfolio, before the allowance for credit losses, amounted to $9.1 billion, an increase of $9.3 million when compared to December 31, 2019. The variance consisted of a $60.0 million increase in the Florida region, partially offset by reductions of $41.8 million and $8.9 million in Puerto Rico and the Virgin Islands regions, respectively. On a portfolio basis, the increase consisted of a $63.8 million growth in commercial and construction loans and a $31.0 million increase in consumer loans, partially offset by an $85.5 million decrease in residential mortgage loans.

The increase in total loans in the Florida region consisted of a $74.1 million increase in the balance of commercial and construction loans, partially offset by reductions of $9.8 million in residential mortgage loans and $4.3 million in consumer loans. The increase in commercial and construction loans was driven by new loan originations, including $62.3 million on four large facilities individually in excess of $7 million.

The decrease in total loans in the Puerto Rico region consisted of reductions of $68.6 million and $7.1 million in residential mortgage and commercial and construction loans, respectively, partially offset by a $33.9 million increase in consumer loans. The decrease in commercial and construction loans was mainly related to an $8.9 million decrease in the total balance of floor plan lines of credit and principal repayments received during the first quarter that reduced by $8.9 million the balance of three large commercial and industrial lines of credit, partially offset by an increase in the balance of certain construction facilities. The decrease in residential mortgage loans in the Puerto Rico region reflects the effect of collections, charge-offs, sales of loans held for sale, and approximately $4.3 million of foreclosures recorded in the first quarter, which more than offset a reduced volume of residential mortgage loan originations. The increase in consumer loans was driven by new loan originations, but at a slower pace than during prior quarters due to disruptions caused by the COVID-19 pandemic. As of the date hereof, the amount of draws from unfunded loan commitments has not increased significantly due to COVID-19.

The decrease in total loans in the Virgin Islands region reflects reductions of $7.1 million in residential mortgage loans and $3.2 million in commercial and construction loans, partially offset by an increase of $1.4 million in consumer loans.

As of March 31, 2020, the loans held for investment portfolio was comprised of commercial and construction loans (43%), residential real estate loans (32%), and consumer and finance leases (25%). Of the total gross loan portfolio held for investment of $9.0 billion as of March 31, 2020, the Corporation had credit risk concentration of approximately 74% in the Puerto Rico region, 21% in the United States region (mainly in the state of Florida), and 5% in the Virgin Islands region, as shown in the following table:

As of March 31, 2020	Puerto Rico	Virgin Islands	United States	Total

(In thousands)
Residential mortgage loans	$2,094,269	$223,903	$557,500	$2,875,672
Commercial mortgage loans	1,014,664	64,725	375,364	1,454,753
Construction loans	46,291	12,222	101,162	159,675
Commercial and Industrial loans	1,266,200	105,228	864,790	2,236,218
Total commercial loans	2,327,155	182,175	1,341,316	3,850,646
Consumer loans	2,225,102	51,302	36,225	2,312,629
Total loans held for investment, gross	$6,646,526	$457,380	$1,935,041	$9,038,947
Loans held for sale	7,628	88	4,330	12,046
Total loans, gross	$6,654,154	$457,468	$1,939,371	$9,050,993

As of December 31, 2019	Puerto Rico	Virgin Islands	United States	Total

(In thousands)
Residential mortgage loans	$2,136,818	$230,769	$566,186	$2,933,773
Commercial mortgage loans	1,012,523	67,377	364,686	1,444,586
Construction loans	36,102	12,144	63,071	111,317
Commercial and Industrial loans	1,285,594	105,819	839,463	2,230,876
Total commercial loans	2,334,219	185,340	1,267,220	3,786,779
Consumer loans	2,191,207	49,924	40,522	2,281,653
Total loans held for investment, gross	$6,662,244	$466,033	$1,873,928	$9,002,205
Loans held for sale	33,709	350	5,418	39,477
Total loans, gross	$6,695,953	$466,383	$1,879,346	$9,041,682

Residential Real Estate Loans

As of March 31, 2020, the Corporation’s residential mortgage loan portfolio held for investment decreased by $58.1 million, as compared to the balance as of December 31, 2019, reflecting reductions in all regions as principal repayments, charge-offs, and foreclosures exceeded the volume of residential mortgage loan originations. Consistent with the Corporation’s strategies, the residential mortgage loan portfolio held for investment decreased by $42.5 million in the Puerto Rico region, $8.7 million in the Florida region, and $6.9 million in the Virgin Islands region. Approximately 87% of the $60.5 million in residential mortgage loan originations in the Puerto Rico region during the first quarter of 2020 consisted of conforming loan originations and refinancings.

The majority of the Corporation’s outstanding balance of residential mortgage loans in Puerto Rico and in the Virgin Islands regions consisted of fixed-rate loans that traditionally carry higher yields than residential mortgage loans in the Florida region. In the Florida region, approximately 57% of the residential mortgage loan portfolio consisted of hybrid adjustable-rate mortgages. In accordance with the Corporation’s underwriting guidelines, residential mortgage loans are primarily fully-documented loans, and the Corporation does not originate negative amortization loans.

Commercial and Construction Loans

As of March 31, 2020, the Corporation’s commercial and construction loan portfolio increased by $63.9 million to $3.9 billion, as compared to the balance as of December 31, 2019. In the Florida region, commercial and construction loans increased by $74.1 million, mainly attributable to new loan originations, including the origination of a $30.6 million construction loan. As explained above, the decrease in the Puerto Rico region of $7.1 million was mainly related to an $8.9 million decrease in the total balance of floor plan lines of credit and principal repayments received during the first quarter that reduced by $8.9 million the balance of three large commercial and industrial lines of credit, partially offset by an increase in the balance of certain construction facilities. The commercial and construction loan portfolio in the Virgin Islands region decreased by $3.2 million.

As of March 31, 2020, the Corporation had $56.6 million outstanding in loans extended to the Puerto Rico government, its municipalities and public corporations, compared to $57.7 million as of December 31, 2019. Approximately $43.0 million of the outstanding loans as of March 31, 2020 consisted of loans extended to municipalities in Puerto Rico, which in most cases are supported by assigned property tax revenues. The vast majority of revenues of the municipalities included in the Corporation’s loan portfolio are independent of the Puerto Rico central government. These municipalities are required by law to levy special property taxes in such amounts as are required for the payment of all of their respective general obligation bonds and notes. Late in 2015, the Government Development Bank for Puerto Rico (“GDB”) and the Municipal Revenue Collection Center (“CRIM”) signed and perfected a deed of trust. Through this deed, the Puerto Rico Fiscal Agency and Financial Advisory Authority, as fiduciary, is bound to keep the CRIM funds separate from any other deposits and must distribute the funds pursuant to applicable law. The CRIM funds are deposited at another commercial depository financial institution in Puerto Rico. In addition to loans extended to municipalities, the Corporation’s loan exposure to the Puerto Rico government as of March 31, 2020 included a $13.7 million loan granted to an affiliate of the Puerto Rico Electric Power Authority (“PREPA”).

The Corporation also has credit exposure to USVI government entities. As of March 31, 2020, the Corporation had $62.5 million in loans to USVI government instrumentalities and public corporations, compared to $64.1 million as of December 31, 2019. Of the amount outstanding as of March 31, 2020, public corporations of the USVI owed approximately $39.3 million and an independent instrumentality of the USVI government owed approximately $23.2 million. As of March 31, 2020, all loans were currently performing and up to date on principal and interest payments.

As of March 31, 2020, the Corporation’s total exposure to shared national credit (“SNC”) loans (including unused commitments) amounted to $813.9 million, compared to $820.4 million as of December 31, 2019. As of March 31, 2020, approximately $150.0 million of the SNC exposure related to the portfolio in Puerto Rico and $663.9 million related to the portfolio in the Florida region.

The composition of the Corporation’s construction loan portfolio held for investment as of March 31, 2020 and December 31, 2019 by category and geographic location follows:

As of March 31, 2020
	Puerto Rico	Virgin Islands	United States	Total
(In thousands)
Loans for residential housing projects:
Mid-rise (1)	$509	$956	$-	$1,465
Single-family, detached	5,334	673	6,971	12,978
Total for residential housing projects	5,843	1,629	6,971	14,443
Construction loans to individuals secured by residential properties	48	475	-	523
Loans for commercial projects	27,854	8,463	92,307	128,624
Land loans - residential	7,318	1,655	1,884	10,857
Land loans - commercial	5,228	-	-	5,228
Total construction loan portfolio, gross	46,291	12,222	101,162	159,675
Allowance for credit losses	(3,670)	(367)	(1,216)	(5,253)
Total construction loan portfolio, net	$42,621	$11,855	$99,946	$154,422
____________________
(1) Mid-rise relates to buildings of up to 7 stories.

As of December 31, 2019
	Puerto Rico	Virgin Islands	United States	Total
(In thousands)
Loans for residential housing projects:
Mid-rise (1)	$514	$956	$-	$1,470
Single-family, detached	246	797	6,267	7,310
Total for residential housing projects	760	1,753	6,267	8,780
Construction loans to individuals secured by residential properties	48	473	-	521
Loans for commercial projects	22,827	8,160	54,536	85,523
Land loans - residential	7,193	1,758	2,268	11,219
Land loans - commercial	5,274	-	-	5,274
Total construction loan portfolio, gross	36,102	12,144	63,071	111,317
Allowance for credit losses	(1,706)	(655)	(9)	(2,370)
Total construction loan portfolio, net	$34,396	$11,489	$63,062	$108,947
____________________
(1) Mid-rise relates to buildings of up to 7 stories.

The following table presents further information related to the Corporation’s construction portfolio as of and for the quarter ended March 31, 2020:

(Dollars in thousands)
Total undisbursed funds under existing commitments	$189,440
Construction loans held for investment in nonaccrual status	$9,663
Net recoveries - Construction loans	$24
Allowance for credit losses - Construction loans	$5,253

Nonaccrual construction loans to total construction loans	6.05%

Allowance for credit losses for construction loans to total construction loans held for investments	3.29%

Net recoveries (annualized) to total average construction loans	-0.08%

Consumer Loans and Finance Leases

As of March 31, 2020, the Corporation’s consumer loan and finance lease portfolio increased by $31.0 million to $2.3 billion, as compared to the portfolio balance as of December 31, 2019. The increase primarily reflects increases in auto loans, finance leases, and boat loans, which increased by $28.2 million and $14.6 million, respectively, partially offset by reductions in credit card loans and personal loans of $8.2 million and $3.1 million, respectively. The increase in consumer loans was driven by new loan originations, but at a slower pace than during prior quarters due to disruptions caused by the COVID-19 pandemic.

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

The following table provides a breakdown of First BanCorp.’s loan production, including purchases, refinancings, renewals and draws from existing revolving and nonrevolving commitments, for the periods indicated:

	Quarter Ended March 31,
	2020	2019
	(In thousands)

Residential mortgage	$80,009	$115,204
Commercial mortgage	115,832	62,389
Commercial and Industrial	358,475	464,345
Construction	50,615	10,048
Consumer	282,027	318,721
Total loan production	$886,958	$970,707

The beginning of the first quarter of 2020 was characterized by favorable market conditions, However, in March, the spread of COVID-19 caused a sharp contraction in economic activity and high levels of volatility across most financial markets. During the first quarter of 2020, total loan originations, including purchases, refinancings, and draws from existing revolving and non-revolving commitments, amounted to approximately $887.0 million, compared to $970.7 million for the comparable period in 2019.

Residential mortgage loan originations and purchases amounted to $80.0 million for the first quarter of 2020, compared to $115.2 million for the first quarter of 2019. These statistics include purchases from mortgage bankers of $0.8 million for the first quarter of 2020, compared to $4.3 million for the comparable period in 2019. The decrease of $35.2 million in the first quarter of 2020, as compared to the same period of 2019, reflects decreases of approximately $34.2 million and $3.0 million in the Puerto Rico and Florida regions, respectively, partially offset by an increase of $2.0 million in the Virgin Islands region. The decrease reflects the effect of disruptions in the loan underwriting and closing processes caused by the lockdown in Puerto Rico since March 16, 2020 related to the COVID-19 pandemic.

Commercial and construction loan originations (excluding government loans) amounted to $524.4 million for the first quarter of 2020, compared to $531.0 million for the first quarter of 2019. The decrease in the first quarter of 2020, compared to the same period in 2019, reflects reductions of approximately $17.5 million and $6.5 million in the Florida and Virgin Islands regions, respectively, partially offset by an increase of approximately $17.4 million in the Puerto Rico region. The increase in the Puerto Rico region reflects increases in the utilization of floor plan lines of credit and construction loan facilities, despite the disruption caused by the COVID-19 pandemic toward the end of the quarter.

Government loan originations amounted to $0.5 million for the first quarter of 2020, compared to $5.8 million for the first quarter of 2019. Government loan originations in each of those periods were mainly related to the utilization of an arranged overdraft line of credit of a government entity in the Virgin Islands region.

Originations of auto loans (including finance leases) for the first quarter of 2020 amounted to $151.2 million, a decrease of $12.6 million, compared to $163.8 million for the first quarter of 2019. The decrease was primarily attributable to the Puerto Rico and Florida regions with decreases of $10.6 million and $2.8 million, respectively, partially offset by a $0.8 million increase in the Virgin Islands region. Personal loan originations for the first quarter of 2020, other than credit cards, amounted to $46.5 million, compared to $65.6 million for the first quarter of 2019. Most of the decrease in personal loan originations for the first quarter of 2020, as compared with the same period in 2019, was in the Puerto Rico region. The utilization activity on the outstanding credit card portfolio for the first quarter of 2020 amounted to $84.3 million, compared to $89.3 million for the first quarter of 2019. The reduction in consumer loan originations is attributable primarily to disruptions caused by the COVID-19 pandemic.

Investment Activities

As part of its liquidity, revenue diversification and interest rate risk strategies, First BanCorp. maintains an investment portfolio that is classified as available for sale or held to maturity. The Corporation’s total available-for-sale investment securities portfolio as of March 31, 2020 amounted to $1.9 billion, a $191.3 million decrease from December 31, 2019. The decrease was mainly driven by the aforementioned sales of $275.6 million of U.S. agencies MBS and related realized gain of $8.2 million, prepayments of $74.0 million of U.S. agencies MBS, and $27.7 million of U.S. agencies bonds that were called prior to maturity, partially offset by purchases of $147.8 million of U.S. agencies MBS and bonds, an increase of approximately $50 million in the fair value of available-for-sale securities. The sales of $275.6 million had settlement dates in April; thus, as of March 31, 2020, the decrease in the investment securities portfolio was offset by a corresponding increase in accounts receivable on unsettled investment sales included as part of other assets in the consolidated statements of financial condition. Given the stimulus actions being taken by the federal government to contain the economic effects of the COVID-19 pandemic, market interest rates remain at low levels, potentially triggering accelerated exercise of call options and prepayment rights on investments securities. These risks are directly linked to future period market interest rate fluctuations.

As of March 31, 2020, approximately 99% of the Corporation’s available-for-sale securities portfolio was invested in U.S. government and agencies debentures and fixed-rate GSEs MBS (mainly GNMA, FNMA and FHLMC fixed-rate securities). In addition, as of March 31, 2020, the Corporation owned bonds of the Puerto Rico Housing Finance Authority (“PRHFA”), classified as available for sale, in the aggregate amount of $8.1 million, carried on the Corporation’s books at their aggregate fair value of $7.3 million. Approximately $4.1 million (fair value - $3.0 million) of these bonds consisted of a residential pass-through MBS issued by the PRHFA that is collateralized by second mortgages originated under a program launched by the Puerto Rico government in 2010.

As of March 31, 2020, the Corporation’s held-to-maturity investment securities portfolio, before the ACL, amounted to $138.5 million, down $0.1 million from December 31, 2019. Upon adoption of CECL on January 1, 2020, the Corporation recognized an ACL for held-to-maturity debt securities of approximately $8.1 million, as a cumulative effect adjustment from a change in accounting policy, with a corresponding decrease in beginning retained earnings, net of applicable income taxes. As of March 31, 2020, the ACL for held-to-maturity debt securities was $9.3 million, including the $8.1 million effect of adopting CECL and a $1.1 million charge to the provision recorded in the first quarter of 2020. Held-to-maturity investment securities consisted of financing arrangements with Puerto Rico municipalities issued in bond form, which the Corporation accounts for as securities, but which were underwriten as loans with features that are typically found in commercial loans. These obligations typically are not issued in bearer form, are not registered with the SEC, and are not rated by external credit agencies. These bonds have seniority to the payment of operating costs and expenses of the municipality and are supported by assigned property tax revenues. Approximately 70% of the Corporation’s municipality bonds consisted of obligations issued by three of the largest municipalities in Puerto Rico. The municipalities are required by law to levy special property taxes in such amounts as are required for the payment of all of their respective general obligation bonds and loans. The increase in the ACL during the first quarter of 2020 primarily reflects the effect of the deteriorating economic outlook due to the COVID-19 pandemic on the macroeconomic variables considered for the determination of the ACL. Given the uncertainties as to effects that the negative fiscal position of the Puerto Rico central government, the COVID-19 pandemic outbreak, and the measures taken, or to be taken, by other government entities may have on municipalities, the Corporation cannot be certain whether future charges to the ACL on these securities will be required.

See “Risk Management – Exposure to Puerto Rico Government” below for information and details about the Corporation’s total direct exposure to the Puerto Rico government, including municipalities.

The following table presents the carrying values of investments as of March 31, 2020 and December 31, 2019:

	March 31,	December 31,
	2020	2019
(In thousands)

Money market investments	$97,708	$97,708

Investment securities available for sale, at fair value:
U.S. government and agencies obligations	354,723	332,199
Puerto Rico government obligations	7,330	7,322
MBS	1,569,625	1,783,504
Other	500	500
Total investment securities available for sale, at fair value	1,932,178	2,123,525

Investment securities held-to-maturity, at amortized cost:
Puerto Rico Municipal Bonds	138,534	138,675
Allowance for credit losses for held-to-maturity debt securities	(9,268)	-
	129,266	138,675

Equity securities, including $33.8 million and $34.1 million of FHLB stock,
as of March 31, 2020 and December 31, 2019, respectively	39,630	38,249
Total money market investments and investment securities	$2,198,782	$2,398,157

MBS as of March 31, 2020 and December 31, 2019 consisted of:

	March 31,	December 31,
(In thousands)	2020	2019

Available for sale:
FHLMC certificates	$385,768	$509,210
GNMA certificates	363,039	312,882
FNMA certificates	722,565	869,417
Collateralized mortgage obligations issued or
guaranteed by FHLMC, FNMA or GNMA	87,953	80,879
Private label MBS	10,300	11,116
Total MBS	$1,569,625	$1,783,504

The carrying values of investment securities classified as available for sale and held to maturity as of March 31, 2020 by contractual maturity (excluding MBS) are shown below:

	Carrying	Weighted
(Dollars in thousands)	Amount	Average Yield %

U.S. Government and agencies obligations
Due within one year	$98,094	1.57
Due after one year through five years	119,942	2.04
Due after five years through ten years	113,443	2.06
Due after ten years	23,244	0.65
	354,723	1.82
Puerto Rico government and municipalities obligations
Due within one year	321	5.65
Due after one year through five years	8,122	4.99
Due after five years through ten years	60,872	5.40
Due after ten years	76,549	5.34
	145,864	5.35
Other Investment Securities
Due after one year through five years	500	2.95
Total	501,087	2.86
MBS	1,569,625	2.63
Allowance for credit losses on held-to-maturity debt securities	(9,268)	-
Total investment securities available for sale and held to maturity	$2,061,444	2.69

Net interest income of future periods could be affected by prepayments of MBS. Any acceleration in the prepayments of MBS would lower yields on these securities, since the amortization of premiums paid upon acquisition of these securities would accelerate. Conversely, acceleration of the prepayments of MBS would increase yields on securities purchased at a discount, since the amortization of the discount would accelerate. These risks are directly linked to future period market interest rate fluctuations. Also, net interest income in future periods might be affected by the Corporation’s investment in callable securities. As of March 31, 2020, the Corporation had approximately $203.3 million in debt securities (U.S. agencies and Puerto Rico government securities) with embedded calls, which were primarily purchased at a discount and with an average yield of 2.16%. See “Risk Management” below for further analysis of the effects of changing interest rates on the Corporation’s net interest income and the Corporation’s interest rate risk management strategies. Also refer to Note 5, – Investment Securities, to the accompanying unaudited consolidated financial statements for additional information regarding the Corporation’s investment portfolio.

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

The Corporation’s risk management policies are described below, as well as in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of the 2019 Annual Report on Form 10-K.

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

The Corporation manages liquidity at two levels. The first is the liquidity of the parent company, which is the holding company that owns the banking and non-banking subsidiaries. The second is the liquidity of the banking subsidiary. During the first quarter of 2020, the Corporation continued to pay quarterly interest payments on the subordinated debentures associated with its trust preferred securities (“TRuPs”), the monthly dividend income on its non-cumulative perpetual monthly income preferred stock, and quarterly dividends on its common stock.

The Asset and Liability Committee of the Corporation’s Board of Directors is responsible for establishing the Corporation’s liquidity policy, as well as approving operating and contingency procedures and monitoring liquidity on an ongoing basis. The Management’s Investment and Asset Liability Committee (“MIALCO”), which reports to the Board of Directors’ Asset and Liability Committee, uses measures of liquidity developed by management that involve the use of several assumptions to review the Corporation’s liquidity position on a monthly basis. The MIALCO oversees liquidity management, interest rate risk and other related matters.

The MIALCO is composed of senior management officers, including the Chief Executive Officer, the Chief Financial Officer, the Chief Risk Officer, the Retail Financial Services Director, the risk manager of the Treasury and Investments Division, the Financial Analysis and Asset/Liability Director and the Treasurer. The Treasury and Investments Division is responsible for planning and executing the Corporation’s funding activities and strategy, monitoring liquidity availability on a daily basis, and reviewing liquidity measures on a weekly basis. The Treasury and Investments Accounting and Operations area of the Comptroller’s Department is responsible for calculating the liquidity measurements used by the Treasury and Investment Division to review the Corporation’s liquidity position on a monthly basis. The Financial Analysis and Asset/Liability Director estimates the liquidity gap for longer periods.

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

The Corporation manages its liquidity in a proactive manner and in an effort to maintain a sound liquidity position. It uses multiple measures to monitor the liquidity position, including core liquidity, basic liquidity, and time-based reserve measures. As of March 31, 2020, the estimated core liquidity reserve (which includes cash and free liquid assets) was $2.3 billion, or 17.6% of total assets, compared to $2.0 billion, or 15.8% of total assets, as of December 31, 2019. The basic liquidity ratio (which adds available secured lines of credit to the core liquidity) was approximately 21.6% of total assets, compared to 20.1% of total assets as of December 31, 2019. As of March 31, 2020, the Corporation had $529.4 million available for additional credit from the FHLB. Unpledged liquid securities, mainly fixed-rate MBS and U.S. agency debentures, amounted to approximately $1.2 billion as of March 31, 2020. The Corporation does not rely on uncommitted inter-bank lines of credit (federal funds lines) to fund its operations and does not include them in the basic liquidity measure. As of March 31, 2020, the holding company had $22.2 million of cash and cash equivalents. Cash and cash equivalents at the Bank level as of March 31, 2020 were approximately $1.1 billion. The Bank had $452.0 million in brokered CDs as of March 31, 2020, of which approximately $290.1 million mature over the next twelve months. In addition, the Corporation had non-maturity brokered deposits totaling $223.2 million as of March 31, 2020. Liquidity at the Bank level is highly dependent on bank deposits, which fund 74% of the Bank’s assets (or 69% excluding brokered deposits).

Sources of Funding

The Corporation utilizes different sources of funding to help ensure that adequate levels of liquidity are available when needed. Diversification of funding sources is of great importance to protect the Corporation’s liquidity from market disruptions. The principal sources of short-term funds are deposits, including brokered deposits, securities sold under agreements to repurchase, and lines of credit with the FHLB.

The Asset and Liability Committee reviews credit availability on a regular basis. The Corporation has also sold mortgage loans as a supplementary source of funding and participates in the Borrower-in-Custody (“BIC”) Program of the FED. The Corporation has also obtained long-term funding in the past through the issuance of notes and long-term brokered CDs.

As of March 31, 2020, the amount of brokered CDs had increased by $16.9 million to $452.0 million from brokered CDs of $435.1 million as of December 31, 2019. In addition, non-maturity brokered deposits, such as a money market account maintained by a deposit broker, increased in the first quarter of 2020 by $100.9 million to $223.2 million as of March 31, 2020. Consistent with its strategy, the Corporation has been seeking to add core deposits. As of March 31, 2020, the Corporation’s deposits, excluding brokered deposits and government deposits, increased by $91.2 million to $7.8 billion, as further discussed below.

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

The Corporation’s principal sources of funding are:

Brokered deposits – Historically, a large portion of the Corporation’s funding has been brokered CDs issued by FirstBank. Total brokered CDs increased during the first quarter of 2020 by $16.9 million to $452.0 million as of March 31, 2020.

The average remaining term to maturity of the brokered CDs outstanding as of March 31, 2020 was approximately 1.1 year.

The use of brokered CDs has historically been an important source of funding for the Corporation. The Corporation encounters intense competition in attracting and retaining regular retail deposits in Puerto Rico. The brokered CD market is very competitive and liquid, and has enabled the Corporation to obtain substantial amounts of funding in short periods of time. This strategy has enhanced the Corporation’s liquidity position, since brokered CDs are insured by the FDIC up to regulatory limits and can be obtained faster than regular retail deposits. In addition, the Corporation may obtain funds from brokers deposited in non-maturity money market accounts tied to the one-month LIBOR index. Non-maturity brokered deposits increased in the first quarter of 2020 by $100.9 million to $223.2 million as of March 31, 2020.

The following table presents contractual maturities of time deposits with denominations of $100,000 or higher as of March 31, 2020:

Total
(In thousands)

Three months or less	$460,203
Over three months to six months	334,546
Over six months to one year	645,175
Over one year	990,650
Total	$2,430,574

CDs in denominations of $100,000 or higher include brokered CDs of $451.7 million issued to deposit brokers in the form of large CDs that are generally participated out by brokers in amounts of less than the FDIC insurance limit.

Government deposits – As of March 31, 2020, the Corporation had $818.8 million of Puerto Rico public sector deposits ($686.3 million in transactional accounts and $132.5 million in time deposits), compared to $826.9 million as of December 31, 2019. Approximately 36% is from municipalities and municipal agencies in Puerto Rico and 64% is from public corporations and the central government and agencies.

In addition, as of March 31, 2020, the Corporation had $240.7 million of government deposits in the Virgin Islands region (December 31, 2019 - $227.7 million) and $7.6 million in the Florida region (December 31, 2019 - $7.6 million).

Retail deposits – The Corporation’s deposit products also include regular savings accounts, demand deposit accounts, money market accounts and retail CDs. Total deposits, excluding brokered deposits and government deposits, increased by $91.2 million to $7.8 billion from a balance of $7.7 billion as of December 31, 2019, reflecting an increase of $150.5 million in the Puerto Rico region, partially offset by decreases of $46.7 million and $12.6 million in the Florida and Virgin Islands regions, respectively. The variance in the Puerto Rico region included increases in retail time deposits, as well as savings and demand deposit account balances. The decrease in the Florida region was primarily reflected in retail time deposits.

Refer to Net Interest Income above for information about average balances of interest-bearing deposits, and the average interest rate paid on deposits for the quarters ended March 31, 2020 and 2019.

Securities sold under agreements to repurchase - The Corporation’s investment portfolio is funded in part with repurchase agreements. The Corporation’s outstanding securities sold under repurchase agreements amounted to $300.0 million as of March 31, 2020 and December 31, 2019. One of the Corporation’s strategies has been the use of structured repurchase agreements and long-term repurchase agreements to reduce liquidity risk and manage exposure to interest rate risk by lengthening the final maturities of its liabilities while keeping funding costs at reasonable levels. In addition to these repurchase agreements, the Corporation has been able to maintain access to credit by using cost-effective sources such as FHLB advances. See Note 18, Securities Sold Under Agreements To Repurchase, in the Corporation’s unaudited consolidated financial statements for the quarter ended March 31, 2020 for further details about repurchase agreements outstanding by counterparty and maturities.

During the first quarter of 2020, the Corporation exercised its call option on $200 million of reverse repurchase agreements that were previously offset in the 2019 statement of financial condition against variable-rate repurchase agreements, pursuant to ASC topic 210-20-45-11, “Balance Sheet – Offsetting – Repurchase and Reverse Repurchase Agreements.

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

Advances from the FHLB – The Bank is a member of the FHLB system and obtains advances to fund its operations under a collateral agreement with the FHLB that requires the Bank to maintain qualifying mortgages and/or investments as collateral for advances taken. As of March 31, 2020 and December 31, 2019, the outstanding balance of FHLB advances, which were primarily long-term fixed-rate advances, was $565.0 million and $570.0 million, respectively. As of March 31, 2020, the Corporation had $529.4 million available for additional credit on FHLB lines of credit.

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

As of each of March 31, 2020 and December 31, 2019, the Corporation had subordinated debentures outstanding in the aggregate amount of $184.2 million. As of March 31, 2020, the Corporation was current on all interest payments due related to its subordinated debentures.

Other Sources of Funds and Liquidity - The Corporation’s principal uses of funds are for the origination of loans and the repayment of maturing deposits and borrowings. In connection with its mortgage banking activities, the Corporation has invested in technology and personnel to enhance the Corporation’s secondary mortgage market capabilities.

The enhanced capabilities improve the Corporation’s liquidity profile as they allow the Corporation to derive liquidity, if needed, from the sale of mortgage loans in the secondary market. The U.S. (including Puerto Rico) secondary mortgage market is still highly-liquid, in large part because of the sale of mortgages through guarantee programs of the FHA, VA, U.S. Department of Housing and Urban Development (“HUD”), FNMA and FHLMC. During the first quarter of 2020, the Corporation sold approximately $60.9 million of FHA/VA mortgage loans to GNMA, which packages them into MBS.

In addition, the FED has taken several steps to promote economic and financial stability in response to the significant economic disruption caused by the COVID-19 pandemic. These actions are intended to stimulate economic activity by reducing interest rates and provide liquidity to financial markets so that firms have access to needed funding. Federal funds target rates were lowered to a range of 0% to 0.25%, making de FED Discount Window Program a viable source of funding given the highly-volatile market conditions. As of March 31, 2020, the Corporation had $60 million outstanding in short-term borrowings from the Primary Credit FED Discount Window Program with a rate of 0.25% and had approximately $758 million available for additional funding under this program.

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

As of the date hereof, the Corporation’s credit as a long-term issuer is rated B+ by S&P and B+ by Fitch. As of the date hereof, FirstBank’s credit ratings as a long-term issuer are B3 by Moody’s, six notches below their definition of investment grade; BB- by S&P, three notches below their definition of investment grade; and B+ by Fitch, four notches below their definition of investment grade. The Corporation’s credit ratings are dependent on a number of factors, both quantitative and qualitative, and are subject to change at any time. The disclosure of credit ratings is not a recommendation to buy, sell or hold the Corporation’s securities. Each rating should be evaluated independently of any other rating.

Cash Flows

Cash and cash equivalents were $1.1 billion as of March 31, 2020, an increase of $443.6 million when compared to the balance as of December 31, 2019. The following discussion highlights the major activities and transactions that affected the Corporation’s cash flows during the first quarter of 2020 and 2019.

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

For the first quarters of 2020 and 2019, net cash provided by operating activities was $91.5 million and $83.0 million, respectively. Net cash generated from operating activities was higher than reported net income largely as a result of adjustments for items such as the provision for credit losses, depreciation and amortization, as well as the cash generated from sales of loans held for sale.

Cash Flows from Investing Activities

The Corporation’s investing activities primarily relate to originating loans to be held for investment, as well as purchasing, selling and repaying available-for-sale and held-to-maturity investment securities. For the quarter ended March 31, 2020, net cash used in investing activities was $105.6 million, primarily due to liquidity used to fund commercial and consumer loan originations and purchases of U.S. agencies MBS and bonds, partially offset by principal collected on loans and U.S. agencies MBS prepayments, as well as proceeds from U.S. agencies bonds called prior to maturity.

For the quarter ended March 31, 2019, net cash used in investing activities was $105.5 million, primarily due to liquidity used to fund commercial and consumer loan originations, partially offset by principal collected on loans and U.S. agencies MBS prepayments.

Cash Flows from Financing Activities

The Corporation’s financing activities primarily include the receipt of deposits and the issuance of brokered CDs, the issuance of and payments on long-term debt, the issuance of equity instruments and activities related to its short-term funding. For the first quarter of 2020, net cash provided by financing activities was $457.7 million, mainly reflecting an increase in non-brokered deposits, short-term funding obtained from the Primary Credit FED Discount Window Program, and proceeds from the early cancellation of long-term reverse repurchase agreements that were previously offset against variable-rate repurchase agreements in the 2019 consolidated statement of financial condition, partially offset by dividends paid on common and preferred stock.

For the first quarter of 2019, net cash provided by financing activities was $25.3 million, mainly reflecting the growth in non-brokered deposits, partially offset by the repayment of a matured short-term repurchase agreement and dividends paid on common and preferred stock.

Capital

As of March 31, 2020, the Corporation’s stockholders’ equity was $2.2 billion, a decrease of $28.3 million from December 31, 2019. The decrease was driven by the $62.3 million transition adjustment related to the adoption of CECL recorded against beginning retained earnings, and common and preferred stock dividends declared in the first quarter of 2020 totaling $11.6 million, partially offset by the earnings generated in the first quarter, and an increase of approximately $50 million in the fair value of available-for-sale investment securities recorded as part of other comprehensive income. The Corporation intends to continue to pay monthly dividend payments on the preferred stock and quarterly dividends on common stock.

Set forth below are First BanCorp.'s and FirstBank's regulatory capital ratios as of March 31, 2020 and December 31, 2019:

		Banking Subsidiary
	First BanCorp. (1)	FirstBank (1)	To be well capitalized thresholds
As of March 31, 2020
Total capital ratio (Total capital to risk-weighted assets)	25.42%	24.91%	10.00%
Common Equity Tier 1 capital ratio
(Common equity Tier 1 capital to risk weighted assets)	21.79%	20.26%	6.50%
Tier 1 capital ratio (Tier 1 capital to risk-weighted assets)	22.19%	23.65%	8.00%
Leverage ratio	15.98%	17.05%	5.00%

(1)

As permitted by the regulatory capital framework, the Corporation elected to delay for two years the day-one impact related to the adoption of CECL on January 1, 2020 plus 25% of the change in the ACL from January 1, 2020 to December 31, 2021. Such effects, will be phased in at 25% per year beginning on January 1, 2022.

		Banking Subsidiary
	First BanCorp	FirstBank	To be well capitalized thresholds
As of December 31, 2019
Total capital (Total capital to risk-weighted assets)	25.22%	24.74%	10.00%
Common Equity Tier 1 capital ratio
(Common equity Tier 1 capital to risk weighted assets)	21.60%	20.09%	6.50%
Tier 1 capital ratio (Tier 1 capital to risk-weighted assets)	22.00%	23.49%	8.00%
Leverage ratio	16.15%	17.26%	5.00%

Although the Corporation and FirstBank became subject to the Basel III rules beginning on January 1, 2015, the federal banking agencies have deferred certain elements of the Basel III rules. The Corporation and FirstBank compute risk-weighted assets using the Standardized Approach required by the Basel III rules.

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

The Federal Reserve Board, the FDIC, and the Office of the Comptroller of the Currency (collectively “the agencies”) have issued several rulemakings over the last two years to simplify certain aspects of the capital rule. For example, the capital rule included transitional arrangements for mortgage servicing assets, temporary difference deferred tax assets, and investments in the capital of unconsolidated financial institutions that a banking organization did not deduct from CET1 capital. In 2017, the agencies adopted a transition rule to allow non-advanced approaches banking organizations, such as the Corporation and FirstBank, to continue to apply the transition treatment in effect in 2017 (including the 100 percent risk weight for mortgage servicing assets, temporary difference deferred tax assets, and significant investments in the capital of unconsolidated financial institutions instead of the 250 percent risk weight required under the Basel III rules) while the agencies considered the simplifications proposal.

On July 9, 2019, the agencies adopted a final rule that supersedes the regulatory capital transition rules and eliminates the transition provisions that are no longer operative. The final rule was generally effective April 1, 2020, with early adoption permitted on January 1, 2020, and eliminates: (i) the 10% CET1 capital deduction threshold, which applies individually to holdings of mortgage servicing assets, temporary difference deferred tax assets, and significant investments in the capital of unconsolidated financial institutions in the form of common stock; (ii) the 15% CET1 capital deduction threshold, which applies to the aggregate amount of such items; (iii) the 10% threshold for non-significant investments, which applies to holdings of regulatory capital of unconsolidated financial institutions; and (iv) the deduction treatment for significant investments in the capital of unconsolidated financial institutions that are not in the form of common stock. Instead, the final rule requires non-advanced approaches banking organizations to deduct from CET1 capital any amount of mortgage servicing assets, temporary difference deferred tax assets, and investments in the capital of unconsolidated financial institutions that individually exceeds 25% of CET1 capital of the banking organization (the 25% common equity tier 1 capital deduction threshold). The final rule retains the deferred requirement that a banking organization must apply a 250% risk weight to non-deducted mortgage servicing assets or temporary difference deferred tax assets. The Corporation adopted the provisions of this rule on April 1, 2020. On a pro-forma basis, the Corporation’s CET1 capital, Tier 1 capital, Total capital, and Leverage regulatory capital ratios incorporating changes required by this final rule as if they were effective as of March 31, 2020 would have been 21.24%, 21.63%, 24.81%, and 15.98%, respectively.

As part of its response to the impact of COVID-19, on March 31, 2020, the FED, the FDIC and Office of the Comptroller of the Currency issued an interim final rule that provided the option to temporarily delay the effects of CECL on regulatory capital for two years, followed by a three-year transition period. The interim final rule provides that the day 1 impact to retained earnings plus 25% of the change in the ACL (excluding loans purchased with credit deterioration (“PCD loans”)) from January 1, 2020 to December 31, 2021 will be delayed for two years and phased-in at 25% per year beginning on January 1, 2022. Accordingly, as of March 31, 2020, the capital measures of the Corporation and the Bank shown in the table above exclude the $62.3 million day 1 impact to retained earnings and 25% of the increase in the allowance for credit losses (as defined in the final rue) from January 1, 2020 to March 31, 2020. The federal financial regulatory agencies may take other measures affecting regulatory capital to address the COVID-19 pandemic, although the nature and impact of such measures cannot be predicted at this time.

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

The following table is a reconciliation of the Corporation’s tangible common equity and tangible assets, non-GAAP financial measures, to total equity and total assets, respectively, as of March 31, 2020 and December 31, 2019, respectively:

	March 31,	December 31,
(In thousands, except ratios and per share information)	2020	2019

Total equity - GAAP	$2,199,751	$2,228,073
Preferred equity	(36,104)	(36,104)
Goodwill	(28,098)	(28,098)
Purchased credit card relationship intangible	(3,141)	(3,615)
Core deposit intangible	(3,287)	(3,488)
Insurance customer relationship intangible	(432)	(470)
Tangible common equity	$2,128,689	$2,156,298

Total assets - GAAP	$13,047,977	$12,611,266
Goodwill	(28,098)	(28,098)
Purchased credit card relationship intangible	(3,141)	(3,615)
Core deposit intangible	(3,287)	(3,488)
Insurance customer relationship intangible	(432)	(470)
Tangible assets	$13,013,019	$12,575,595
Common shares outstanding	218,161	217,359

Tangible common equity ratio	16.36%	17.15%
Tangible book value per common share	$9.76	$9.92

The Banking Law of the Commonwealth of Puerto Rico requires that a minimum of 10% of FirstBank’s net income for the year be transferred to a legal surplus reserve until such surplus equals the total of paid-in-capital on common and preferred stock. Amounts transferred to the legal surplus reserve from retained earnings are not available for distribution to the Corporation, including for payment as dividends to the stockholders, without the prior consent of the Puerto Rico Commissioner of Financial Institutions. The Puerto Rico Banking Law provides that, when the expenditures of a Puerto Rico commercial bank are greater than receipts, the excess of the expenditures over receipts must be charged against the undistributed profits of the bank, and the balance, if any, must be charged against the legal surplus reserve, as a reduction thereof. If there is no legal surplus reserve sufficient to cover such balance in whole or in part, the Corporation must charge the outstanding amount against the capital account and the Bank cannot pay dividends until it can replenish the legal surplus reserve to an amount of at least 20% of the original capital contributed. FirstBank’s legal surplus reserve, included as part of retained earnings in the Corporation’s consolidated statements of financial condition, amounted to $97.6 million as of March 31, 2020 and December 31, 2019. There were no transfers to the legal surplus reserve during the quarter ended March 31, 2020.

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

As a provider of financial services, the Corporation routinely enters into commitments with off-balance sheet risk to meet the financial needs of its customers. These financial instruments may include loan commitments and standby letters of credit. These commitments are subject to the same credit policies and approval processes used for on-balance sheet instruments. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the statements of financial condition. As of March 31, 2020, the Corporation’s commitments to extend credit amounted to approximately $1.4 billion, of which $692.4 million related to credit card loans. Commercial and financial standby letters of credit amounted to approximately $73.9 million.

Contractual Obligations and Commitments

The following table presents information about the maturities of the Corporation’s contractual obligations and commitments, which consist of CDs, long-term contractual debt obligations, commitments to sell mortgage loans and commitments to extend credit:

	Contractual Obligations and Commitments
	As of March 31, 2020
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
(In thousands)

Contractual obligations:
Certificates of deposit	$3,148,919	$1,861,886	$1,014,884	$265,685	$6,464
Securities sold under agreements to repurchase	300,000	-	100,000	200,000	-
Advances from FHLB	565,000	125,000	440,000	-	-
Loans payable	60,000	60,000	-	-	-
Other borrowings	184,150	-	-	-	184,150
Operating leases	74,809	10,233	17,557	13,117	33,902
Total contractual obligations	$4,332,878	$2,057,119	$1,572,441	$478,802	$224,516

Commitments to sell mortgage loans	$5,023

Standby letters of credit	$4,472

Commitments to extend credit:
Lines of credit	$1,210,938
Letters of credit	69,472
Construction undisbursed funds	189,440
Total commercial commitments	$1,469,850

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

As of March 31, 2020, the Corporation forecasted the 12-month net interest income assuming March 31, 2020 interest rate curves remain constant. Then, net interest income was estimated under rising and falling rate scenarios. For the rising rates scenario, the Corporation assumed a gradual (ramp) parallel upward shift of the yield curve during the first 12 months (the “+200 ramp” scenario). Conversely, for the falling rates scenario, it assumed a gradual (ramp) parallel downward shift of the yield curve during the first 12 months (the “-200 ramp” scenario). However, given the current low levels of interest rates, along with the current yield curve slope, a full downward shift of 200 basis points would represent an unrealistic scenario. Therefore, under the falling rate scenario, rates move downward up to 200 basis points, but without reaching zero. The resulting scenario shows interest rates close to zero in most cases, reflecting a flattening yield curve instead of a parallel downward scenario.

The Libor/Swap curve for March 2020, as compared to December 2019, reflected a 79 basis points reduction in the short-term horizon, between 1 to 12 months, while market rates also decreased by 122 basis points in the medium term, that is, between 2 to 5 years. In the long-term, that is, over a 5-year-time horizon, market rates decreased by 119 basis points, with an inversion in mid-terms of the curve. The U.S. Treasury curve in the short-term horizon decreased by 144 basis points and in the medium-term horizon decreased by 133 basis points, as compared to the December 2019 end of month levels. The long-term horizon decreased by 112 basis points as compared to December 2019 end of month levels.

The following table presents the results of the simulations as of March 31, 2020 and December 31, 2019. Consistent with prior years, these exclude non-cash changes in the fair value of derivatives:

	March 31, 2020				December 31, 2019
	Net Interest Income Risk				Net Interest Income Risk
	(Projected for the next 12 months)				(Projected for the next 12 months)
	Static Simulation		Growing Balance Sheet		Static Simulation		Growing Balance Sheet
(Dollars in millions)	Change	% Change	Change	% Change	Change	% Change	Change	% Change
+ 200 bps ramp	$19.5	3.66%	$17.7	3.14%	$15.9	2.85%	$19.6	3.32%
- 200 bps ramp	$(4.1)	(0.77)%	$(4.8)	(0.86)%	$(21.4)	(3.84)%	$(25.1)	(4.25)%

The Corporation continues to manage its balance sheet structure to control and limit the overall interest rate risk. As of March 31, 2020, the simulations showed that the Corporation continues to maintain an asset-sensitive position. The Corporation has continued repositioning the balance sheet and improving the funding mix, mainly driven by an increase in the average balance of interest-bearing deposits with low rate elasticity, and replacing FHLB Advances with short-term funding from the Primary Credit FED Discount Window Program, which represent a low-cost source of funding. The above-mentioned growth in deposits, along with proceeds from loan repayments have contributed to fund the continued increment in the consumer and commercial loan portfolios, while maintaining higher liquidity levels.

Taking into consideration the above-mentioned facts for modeling purposes, as of March 31, 2020, the net interest income for the next 12 months under a growing balance sheet scenario was estimated to increase by $17.7 million in the rising rate scenario when compared against the Corporation’s flat or unchanged interest rate forecast scenario, compared to an estimated increase of $19.6 million as of December 31, 2019. Under the falling rate, growing balance sheet scenario, the net interest income was estimated to decrease by $4.8 million compared to an estimated decrease of $25.1 million as of December 31, 2019, reflecting the effect of current low levels of market interest rates on the base scenario and the model assumptions for the falling rate scenarios described above (i.e., no negative interest rates modeled).

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

Forward contracts - Forward contracts are sales of TBAs that will settle over the standard delivery date and do not qualify as “regular way” security trades. Regular-way security trades are contracts that have no net settlement provision and no market mechanism to facilitate net settlement and that provide for delivery of a security within the timeframe generally established by regulations or conventions in the market-place or exchange in which the transaction is being executed. The forward sales are considered derivative instruments that need to be marked-to-market. The Corporation uses these securities to economically hedge the FHA/VA residential mortgage loan securitizations of the mortgage-banking operations. The Corporation also reports as forward contracts the mandatory mortgage loan sales commitments entered into with GSEs that require or permit net settlement via a pair-off transaction or the payment of a pair-off fee. Unrealized gains (losses) are recognized as part of mortgage banking activities in the consolidated statements of income.

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

For detailed information regarding the volume of derivative activities (e.g., notional amounts), location and fair values of derivative instruments in the consolidated statements of financial condition and the amount of gains and losses reported in the consolidated statements of income, see Note 12, – Derivative Instruments and Hedging Activities, in the accompanying unaudited consolidated financial statements.

The following tables summarize the fair value changes in the Corporation’s derivatives, as well as the sources of the fair values, as of or for the indicated dates or periods:
Asset Derivatives	Liability Derivatives
Quarter Ended	Quarter Ended

(In thousands)	March 31, 2020	March 31, 2020

Fair value of contracts outstanding at the beginning
of the period	$372	$(149)
Changes in fair value during the period	(40)	(663)
Fair value of contracts outstanding as of March 31, 2020	$332	$(812)

Sources of Fair Value

	Payment Due by Period
		Maturity 1-3 Years	Maturity 3-5 Years	Maturity in Excess of 5 Years	Total Fair Value
	Maturity
(In thousands)	Less Than One Year
As of March 31, 2020
Pricing from observable market inputs -
Asset Derivatives	$323	$-	$9	$-	$332
Pricing from observable market inputs -
Liability Derivatives	(803)	-	(9)	-	(812)
	$(480)	$-	$-	$-	$(480)

Derivative instruments, such as interest rate caps, are subject to market risk. As is the case with investment securities, the market value of derivative instruments is largely a function of the financial market’s expectations regarding the future direction of interest rates. Accordingly, current market values are not necessarily indicative of the future impact of derivative instruments on earnings. This will depend, in part, on the level of interest rates, as well as expectations for rates in the future.

As of March 31, 2020 and December 31, 2019, the Corporation considers all of its derivative instruments as undesignated economic hedges.

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

Credit Risk Management

First BanCorp. is subject to credit risk mainly with respect to its portfolio of loans receivable and off-balance-sheet instruments, mainly loan commitments. Loans receivable represents loans that First BanCorp. holds for investment and, therefore, First BanCorp. is at risk for the term of the loan. Loan commitments represent commitments to extend credit, subject to specific conditions, for specific amounts and maturities. These commitments may expose the Corporation to credit risk and are subject to the same review and approval process as for loans made by the Bank. See “Contractual Obligations and Commitments” above for further details. The Corporation manages its credit risk through its credit policy, underwriting, independent loan review and quality control procedures, statistical analysis, comprehensive financial analysis, and established management committees. The Corporation also employs proactive collection and loss mitigation efforts. Furthermore, personnel performing structured loan workout functions are responsible for mitigating defaults and minimizing losses upon default within each region and for each business segment. In the case of the commercial and industrial (“C&I”), commercial mortgage and construction loan portfolios, the Special Asset Group (“SAG”) focuses on strategies for the accelerated reduction of non-performing assets through note sales, short sales, loss mitigation programs, and sales of OREO. In addition to the management of the resolution process for problem loans, the SAG oversees collection efforts for all loans to prevent migration to the nonaccrual and/or adversely classified status. The SAG utilizes relationship officers, collection specialists and attorneys. In the case of residential construction projects, the workout function monitors project specifics, such as project management and marketing, as deemed necessary.

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

Allowance for Credit Losses and Non-performing Assets

Allowance for Credit Losses for Loans and Finance Leases

The allowance for credit losses for loans and finance leases represents the estimate of the level of reserves appropriate to absorb expected credit losses over the estimated life of the loans. The amount of the allowance is determined using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Historical credit loss experience is a significant input for the estimation of expected credit losses, as well as adjustments to historical loss information made for differences in current loan-specific risk characteristics, such as differences in underwriting standards, portfolio mix, delinquency level, or term. Additionally, the Corporation’s assessment involves evaluating key factors, which include credit and macroeconomic indicators, such as changes in unemployment rates, property values, and other relevant factors to account for current and forecasted market conditions that are likely to cause estimated credit losses over the life of the loans to differ from historical credit losses. Such factors are subject to regular review and may change to reflect updated performance trends and expectations, particularly in times of severe stress. The process includes judgments and quantitative elements that may be subject to significant change. An internal risk rating is assigned to each business loan at the time of approval and is subject to subsequent periodic reviews by the Corporation’s senior management. The allowance for credit losses for loans and finance leases is reviewed at least on a quarterly basis as part of the Corporation’s continued evaluation of its asset quality.

The ACL for loans and finance leases was $155.1 million as of December 31, 2019. Upon adoption of CECL on January 1, 2020, the Corporation recognized an increase in the ACL for loans and finance leases of approximately $81.2 million, as a cumulative effect adjustment from a change in accounting policy, with a corresponding decrease in retained earnings, net of applicable income taxes. As of March 31, 2020, the ACL for loans and finance leases was $292.8 million, up $137.7 million from December 31, 2019, driven by the $81.2 million increase as a result of adopting CECL and a $56.5 million reserve build (i.e., the provision of $74.0 million in excess of the net charge-offs of $17.6 million) in the first quarter of 2020. The increase in the ACL for loans and finance leases primarily reflects the effect of a deteriorating economic outlook due to the COVID-19 pandemic across all loan portfolio categories. Refer to Note 1, - Basis of Presentation and Significant Accounting Policies, in the accompanying unaudited consolidated financial statements for additional information about the day-one impact of the CECL adoption by portfolio segments and description of the methodologies used by the Corporation to determine the ACL.

The ratio of the allowance for credit losses for loan and finance leases to total loans held for investment increased to 3.24% as of March 31, 2020, compared to 1.72% as of December 31, 2019, driven by the adoption of CECL and the effect of the COVID-19 pandemic on forecasted economic conditions. The change for each portfolio follows:

• The allowance to total loans ratio for the residential mortgage portfolio increased from 1.53% as of December 31, 2019 to 3.72% as of March 31, 2020, primarily due to the effect of the CECL adoption on longer duration portfolios and the effect of the COVID-19 pandemic on forecasted economic conditions.

• The allowance to total loans ratio for the commercial mortgage portfolio decreased from 2.71% as of December 31, 2019 to 2.34% as of March 31, 2020, reflecting, among other things, the effect of macroeconomic variables considered for this shorter-term portfolio that smoothed the effect of historical losses at the time of the CECL adoption on January 1, 2020, partially offset by the charges to the provision recorded in the first quarter related to the effect of the COVID-19 pandemic.

• The allowance to total loans ratio for the C&I portfolio increased from 0.68% as of December 31, 2019 to 1.71% as of March 31, 2020, reflecting the effect of the CECL adoption and the effect of the COVID-19 pandemic on forecasted economic conditions.

• The allowance to total loans ratio for the construction loan portfolio increased from 2.13% as of December 31, 2019 to 3.29% as of March 31, 2020, primarily as a result of the effect of the COVID-19 pandemic on forecasted economic conditions.

• The allowance to total loans ratio for the consumer loan portfolio increased from 2.35% as of December 31, 2019 to 4.68% as of March 31, 2020, primarily reflecting the effect of the CECL adoption on longer duration portfolios and the effect of the COVID-19 pandemic on forecasted economic conditions.

The ratio of the total allowance to nonaccrual loans held for investment was 137.91% as of March 31, 2020, compared to 73.64% as of December 31, 2019.

Substantially all of the Corporation’s loan portfolio is located within the boundaries of the U.S. economy. Whether the collateral is located in Puerto Rico, the U.S. and British Virgin Islands or the U.S. mainland (mainly in the state of Florida), the performance of the Corporation’s loan portfolio and the value of the collateral supporting the transactions are dependent upon the performance of and conditions within each specific area’s real estate market. The real estate market in Puerto Rico experienced readjustments in value driven by reduced demand and general adverse economic conditions. The Corporation believes it sets adequate loan-to-value ratios following its regulatory and credit policy standards.

As shown in the following table, the allowance for credit losses for loans and finance leases amounted to $292.8 million as of March 31, 2020, or 3.24% of total loans, compared with $155.1 million, or 1.72% of total loans, as of December 31, 2019. See “Results of Operation - Provision for Credit Losses” above for additional information.

	Quarter Ended March 31
(Dollars in thousands)	2020		2019

Allowance for credit losses for loans and finance leases, beginning of period, prior to adoption of ASC 326	$155,139		$196,362

Impact of adopting ASC 326	81,165		-

Provision (release) for credit losses:
Residential Mortgage	16,218		6,639
Commercial Mortgage	14,167		121
Commercial and Industrial (1)	8,391		(5,009)
Construction	2,062		(95)
Consumer and Finance Leases (2)	33,207		10,164
Total provision for credit losses for loans and finance leases (3)	$74,045		$11,820
Charge-offs
Residential Mortgage	$(4,435)		$(6,173)
Commercial Mortgage	(128)		(2,400)
Commercial and Industrial	(125)		(6,311)
Construction	(3)		(207)
Consumer and Finance Leases	(15,504)		(13,269)
Total charge offs	$(20,195)		$(28,360)
Recoveries:
Residential Mortgage	656		626
Commercial Mortgage	44		128
Commercial and Industrial	115		1,095
Construction	27		41
Consumer and Finance Leases	1,778		2,020
Total recoveries	$2,620		$3,910
Net charge-offs	$(17,575)		$(24,450)
Allowance for credit losses for loans and finance leases, end of period	$292,774		$183,732

Allowance for credit losses for loans and finance leases to period end total loans held for investment	3.24%		2.04%
Net charge-offs (annualized) to average loans outstanding during the period	0.78%		1.10%
Provision for credit losses for loans and finance leases to net charge-offs during the period	4.21	x	0.48	x
Provision for credit losses for loans and finance leases to net charge-offs during the period, excluding the
effect of the hurricane-related qualitative reserve release in the first quarter of 2019(4)	4.21	x	0.75	x

(1)Net of a loan loss reserve release of $3.4 million for the first quarter of 2019, associated with revised estimates of the effects of Hurricanes Maria and Irma.

(2)Net of a loan loss reserve release of $3.0 million for the first quarter of 2019, associated with revised estimates of the effects of Hurricanes Maria and Irma.

(3)Net of a loan loss reserve release of $6.4 million for the first quarter of 2019, associated with revised estimates of the effects of Hurricanes Maria and Irma.

(4)Non-GAAP financial measure, see "Basis of Presentation" below for a reconciliation of this measure.

The following table sets forth information concerning the allocation of the allowance for credit losses for loans and finance leases by loan category and the percentage of loan balances in each category to the total of such loans as of the dates indicated:

	As of		As of
	March 31, 2020		December 31, 2019
(Dollars in thousands)	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans

Residential mortgage loans	$107,082	32%	$44,806	33%
Commercial mortgage loans	33,971	16%	39,194	16%
Construction loans	5,253	2%	2,370	1%
Commercial and Industrial loans	38,310	25%	15,198	25%
Consumer loans and finance leases	108,158	25%	53,571	25%
	$292,774	100%	$155,139	100%

The following table sets forth information concerning the composition of the Corporation's loan portfolio and related allowance for credit losses as of March 31, 2020 and December 31, 2019 by loan category:

As of March 31, 2020	Residential Mortgage Loans	Commercial Mortgage Loans			Consumer and Finance Leases
				Construction Loans
(Dollars in thousands)			C&I Loans			Total
Total loans held for investment:
Amortized cost of loans	$2,875,672	$1,454,753	$2,236,218	$159,675	$2,312,629	$9,038,947
Allowance for credit losses	107,082	33,971	38,310	5,253	108,158	292,774
Allowance for credit losses to amortized cost	3.72%	2.34%	1.71%	3.29%	4.68%	3.24%

	Residential Mortgage Loans	Commercial Mortgage Loans			Consumer and Finance Leases
As of December 31, 2019				Construction Loans

(Dollars in thousands)			C&I Loans			Total
Total loans held for investment:
Amortized cost of loans	$2,933,773	$1,444,586	$2,230,876	$111,317	$2,281,653	$9,002,205
Allowance for credit losses	44,806	39,194	15,198	2,370	53,571	155,139
Allowance for credit losses to amortized cost	1.53%	2.71%	0.68%	2.13%	2.35%	1.72%

Allowance for Credit Losses for Unfunded Loan Commitments

The Corporation estimates expected credit losses over the contractual period in which the Corporation is exposed to credit risk via a contractual obligation to extend credit, such as unfunded loan commitments and standby letters of credit for commercial and construction loans, unless the obligation is unconditionally cancellable by the Corporation. The ACL on off-balance sheet credit exposures is adjusted as a provision for credit loss expense. Upon adoption of CECL on January 1, 2020, the Corporation recognized an increase in the ACL for off-balance sheet exposures of approximately $3.9 million, as a cumulative effect adjustment from a change in accounting policy, with a corresponding decrease in beginning retained earnings, net of applicable income taxes. As of March 31, 2020, the ACL for off-balance sheet credit exposures was $5.7 million, including the $3.9 million effect of adopting CECL and a $1.8 million charge to the provision in the first quarter of 2020. The increase in the allowance for credit losses for unfunded loan commitments in the first quarter of 2020 primarily reflects the effect of the deteriorating economic outlook due to the COVID-19 pandemic.

Allowance for Credit Losses for Held-to-Maturity Debt Securities

As of March 31, 2020, the held-to-maturity securities portfolio consisted of Puerto Rico municipal bonds. Upon adoption of CECL on January 1, 2020, the Corporation recognized an ACL for held-to-maturity securities of approximately $8.1 million, as a cumulative effect adjustment from a change in accounting policy, with a corresponding decrease in retained earnings, net of applicable income taxes. As of March 31, 2020, the ACL for held-to-maturity debt securities was $9.3 million, including the $8.1 million effect of adopting CECL and a $1.1 million charge to the provision recorded in the first quarter of 2020. The increase in the allowance for credit losses for held-to-maturity debt securities in the first quarter of 2020 primarily reflects the effect of the deteriorating economic outlook due to the COVID-19 pandemic.

Allowance for Credit Losses for Available-for-Sale Debt Securities

During the first quarter of 2020, the Corporation established a $0.4 million ACL in connection with private label MBS held as part of the available-for-sale investment securities portfolio. The ACL was derived from a decline in the present value of expected cash flows attributed to credit factors, taking into consideration the effect of the deteriorating forecasted economic conditions due to the COVID-19 pandemic.

Nonaccrual Loans and Non-performing Assets

Total non-performing assets consist of nonaccrual loans (generally loans held for investment or loans held for sale on which the recognition of interest income was discontinued when the loan became 90 days past due or earlier if the full and timely collection of interest or principal is uncertain), foreclosed real estate and other repossessed properties, and non-performing investment securities, if any. When a loan is placed in nonaccrual status, any interest previously recognized and not collected is reversed and charged against interest income. Cash payments received are recognized when collected in accordance with the contractual terms of the loans. The principal portion of the payment is used to reduce the principal balance of the loan, whereas the interest portion is recognized on a cash basis (when collected). However, when management believes that the ultimate collectability of principal is in doubt, the interest portion is applied to the outstanding principal. The risk exposure of this portfolio is diversified as to individual borrowers and industries, among other factors. In addition, a large portion is secured with real estate collateral.

Nonaccrual Loans Policy

Residential Real Estate Loans — The Corporation generally classifies real estate loans in nonaccrual status when it has not received interest and principal for a period of 90 days or more.

Commercial and Construction Loans — The Corporation classifies commercial loans (including commercial real estate and construction loans) in nonaccrual status when it has not received interest and principal for a period of 90 days or more or when it does not expect to collect all of the principal or interest due to deterioration in the financial condition of the borrower.

Finance Leases — The Corporation classifies finance leases in nonaccrual status when it has not received interest and principal for a period of 90 days or more.

Consumer Loans — The Corporation classifies consumer loans in nonaccrual status when it has not received interest and principal for a period of 90 days or more. Credit card loans continue to accrue finance charges and fees until charged-off at 180 days delinquent.

Purchased Credit Deteriorated Loans — The Corporation adopted ASC 326 using the prospective transition approach for PCD loans that were previously classified as purchased credit impaired (“PCI”) loans and accounted for under ASC Topic 310-30 (ASC 310-30). As allowed by ASC 326, the Corporation elected to maintain pools of loans accounted for under ASC 310-30 as “units of accounts,” conceptually treating each pool as a single asset. Regarding interest income recognition, the prospective transition approach for PCD loans was applied at a pool level which froze the effective interest rate of the pools as of January 1, 2020. According to regulatory guidance, the determination of nonaccrual or accrual status for PCD loans with respect to which the Corporation has made a policy election to maintain previously existing pools on adoption of ASC 326 should be made at the pool level, not the individual asset level. In addition, the guidance provides that the Corporation can continue accruing interest and not report the PCD loans as being in nonaccrual status if the following criteria are met: (i) the Corporation can reasonably estimate the timing and amounts of cash flows expected to be collected, and (ii) the Corporation did not acquire the asset primarily for the rewards of ownership of the underlying collateral, such as use of collateral in operations or improving the collateral for resale. Thus, the Corporation continues to exclude these pools of PCD loans from nonaccrual loan statistics.

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

Loans Past-Due 90 Days and Still Accruing

These are accruing loans that are contractually delinquent 90 days or more. These past-due loans are either current as to interest but delinquent as to the payment of principal or are insured or guaranteed under applicable FHA, VA or other government-guaranteed programs for residential mortgage loans. Loans past due 90 days and still accruing also include PCD loans with individual delinquencies over 90 days, primarily related to mortgage loans acquired from Doral Bank in 2015 and from Doral Financial in 2014.

TDRs are classified as either accrual or nonaccrual loans. A loan on nonaccrual status and restructured as a TDR will remain on nonaccrual status until the borrower has proven the ability to perform under the modified structure, generally for a minimum of six months, and there is evidence that such payments can and are likely to continue as agreed. The Corporation considers performance prior to the restructuring, or significant events that coincide with the restructuring, in assessing whether the borrower can meet the new terms, which may result in the loan being returned to accrual status at the time of the restructuring or after a shorter performance period. If the borrower’s ability to meet the revised payment schedule is uncertain, the loan remains classified as a nonaccrual loan.

The following table presents non-performing assets as of the indicated dates:

	March 31,	December 31,
	2020	2019
(Dollars in thousands)
Nonaccrual loans held for investment:
Residential mortgage	$122,903	$121,408
Commercial mortgage	35,953	40,076
Commercial and Industrial	19,734	18,773
Construction	9,663	9,782
Consumer	24,042	20,629
Total nonaccrual loans held for investment	$212,295	$210,668
OREO	99,674	101,626
Other repossessed property	5,832	5,115
Total non-performing assets (1)(2)	$317,801	$317,409

Past due loans 90 days and still accruing (3)(4)	$132,058	$135,490
Non-performing assets to total assets	2.44%	2.52%
Nonaccrual loans held for investment to total loans held for investment	2.35%	2.34%
Allowance for credit losses for loans and finance leases	$292,774	$155,139
Allowance for credit losses for loans and finance leases to total nonaccrual loans held for investment	137.91%	73.64%
Allowance for credit losses for loans and finance leases to total nonaccrual loans held for investment,
excluding residential real estate loans	327.52%	173.81%

(1)Excludes PCD loans previously accounted for under ASC 310-30 for which the Corporation made the accounting policy election to mantain pools of loans accounted for under ASC 310-30 as “units of account” both at the time of adoption of ASC 326 and on an ongoing basis for credit loss measurement. These loans will accrete interest income based on the effective interest rate of the loan pools determined at the time of adoption of ASC 326 and will continue to be excluded from nonaccrual loan statistics as long as the Corporation can reasonably estimate the timing and amount of cash flows expected to be collected on the loan pools. The amortized cost of such loans as of March 31, 2020 and December 31, 2019 amounted to $134.0 million and $136.7 million, respectively.

(2)Nonaccrual loans exclude $401.6 million and $398.3 million of TDR loans that were in compliance with the modified terms and in accrual status as of March 31, 2020 and December 31, 2019, respectively.

(3)It is the Corporation's policy to report delinquent residential mortgage loans insured by the FHA, guaranteed by the VA, and other government-insured loans as loans past-due 90 days and still accruing as opposed to nonaccrual loans since the principal repayment is insured. The Corporation continues accruing interest on these loans until they have passed the 15 months delinquency mark, taking into consideration the FHA interest curtailment process. These balances include $34.6 million and $37.9 million of residential mortgage loans insured by the FHA that were over 15 months delinquent as of March 31, 2020 and December 31, 2019, respectively.

(4)Includes 90-days past due and still accruing PCD loans previously accounted for under ASC 310-30 for which the Corporation made the accounting policy election to maintain the loan pools both at the time of adoption of ASC 326 and on an ongoing basis for credit loss measurement. The amortized cost of 90-days-past due and still accruing PCD loans as of March 31, 2020 and December 31, 2019 amounted to $25.4 million and $27.0 million, respectively.

The following table shows non-performing assets by geographic segment as of the indicated dates:
	March 31,	December 31,
(In thousands)	2020	2019
Puerto Rico:
Nonaccrual loans held for investment:
Residential mortgage	$98,529	$97,214
Commercial mortgage	22,061	23,963
Commercial and Industrial	17,988	16,155
Construction	1,992	2,024
Consumer	22,748	19,483
Total nonaccrual loans held for investment	163,318	158,839

OREO	94,151	96,585
Other repossessed property	5,619	4,810
Total non-performing assets (1)	$263,088	$260,234
Past due loans 90 days and still accruing (2)	$125,623	$129,463

Virgin Islands:
Nonaccrual loans held for investment:
Residential mortgage	$10,191	$10,903
Commercial mortgage	13,892	16,113
Commercial and Industrial	1,454	2,303
Construction	7,671	7,758
Consumer	439	467
Total nonaccrual loans held for investment	33,647	37,544

OREO	5,328	4,909
Other repossessed property	103	146
Total non-performing assets	$39,078	$42,599
Past due loans 90 days and still accruing	$5,723	$5,898

United States:
Nonaccrual loans held for investment:
Residential mortgage	$14,183	$13,291
Commercial and Industrial	292	315
Consumer	855	679
Total nonaccrual loans held for investment	15,330	14,285

OREO	195	132
Other repossessed property	110	159
Total non-performing assets	$15,635	$14,576
Past due loans 90 days and still accruing	$712	$129

(1)Excludes PCD loans previously accounted for under ASC 310-30 for which the Corporation made the accounting policy election to maintain pools of loans accounted for under ASC 310-30 as “units of account” both at the time of adoption of ASC 326 and on an ongoing basis for credit loss measurement. These loans will accrete interest income based on the effective interest rate of the loan pools determined at the time of adoption of ASC 326 and will continue to be excluded from nonaccrual loan statistics as long as the Corporation can reasonably estimate the timing and amount of cash flows expected to be collected on the loan pools. The amortized cost of such loans as of March 31, 2020 and December 31, 2019 amounted to $134.0 million and $136.7 million, respectively.

(2)Includes 90-days past due and still accruing PCD loans previously accounted for under ASC 310-30 for which the Corporation made the accounting policy election to maintain the loan pools both at the time of adoption of ASC 326 and on an ongoing basis for credit loss measurement. The amortized cost of 90-days-past due and still accruing PCD loans as of March 31, 2020 and December 31, 2019 amounted to $25.4 million and $27.0 million, respectively.

Total nonaccrual loans were $212.3 million as of March 31, 2020. This represents an increase of $1.6 million from $210.7 million as of December 31, 2019. The increase was primarily related to consumer and residential mortgage loans that migrated to nonaccrual status prior to the deferral payment programs established by the Corporation to assist borrowers affected by the COVID-19 pandemic, partially offset by reductions in commercial and construction nonaccrual loans.

Nonaccrual commercial mortgage loans decreased by $4.1 million to $36.0 million as of March 31, 2020 from $40.1 million as of December 31, 2019. The decrease was primarily related to collections of approximately $2.5 million during the first quarter of 2020 and the restoration to accrual status of $1.7 million of loans related to a commercial mortgage borrower in the Puerto Rico region. Total inflows of nonaccrual commercial mortgage loans were $0.4 million for the first quarter of 2020, compared to $0.5 million for the same period in 2019.

Nonaccrual C&I loans increased by $0.9 million to $19.7 million as of March 31, 2020 from $18.8 million as of December 31, 2019. Total inflows of nonaccrual C&I loans were $2.6 million for the first quarter of 2020, compared to $0.1 million for the same quarter in 2019, reflecting the effect of the inflow of a $2.5 million loan in the Puerto Rico region.

Nonaccrual construction loans remained relatively flat with a total of $9.7 million as of March 21, 2020 when compared to $9.8 million as of December 31, 2019. There were no inflows of construction loans to nonaccrual status during the first quarter of 2020 compared to inflows of $0.1 million for the same period in 2019.

The following tables present the activity of commercial and construction nonaccrual loans held for investment for the indicated periods:

	Commercial Mortgage	Commercial & Industrial	Construction	Total
(In thousands)
Quarter ended March 31, 2020
Beginning balance	$40,076	$18,773	$9,782	$68,631
Plus:
Additions to nonaccrual	351	2,568	-	2,919
Less:
Loans returned to accrual status	(1,687)	(801)	-	(2,488)
Nonaccrual loans transferred to OREO	(126)	(263)	-	(389)
Nonaccrual loans charge-offs	(125)	(124)	(3)	(252)
Loan collections	(2,536)	(419)	(116)	(3,071)
Ending balance	$35,953	$19,734	$9,663	$65,350

	Commercial Mortgage	Commercial & Industrial	Construction	Total
(In thousands)
Quarter ended March 31, 2019
Beginning balance	$109,536	$30,382	$8,362	148,280
Plus:
Additions to nonaccrual	494	139	67	700
Less:
Loans returned to accrual status	(11,182)	(124)	-	(11,306)
Nonaccrual loans transferred to OREO	(822)	(214)	(459)	(1,495)
Nonaccrual loans charge-offs	(2,395)	(6,235)	(101)	(8,731)
Loan collections	(2,439)	(1,441)	(169)	(4,049)
Ending balance	$93,192	$22,507	$7,700	$123,399

Nonaccrual residential mortgage loans increased by $1.5 million to $122.9 million as of March 31, 2020, compared to $121.4 million as of December 31, 2019. The increase was mainly related to the inflow of two loans individually in excess of $1 million totaling $3.0 million. The inflows of nonaccrual residential mortgage loans during the first quarter of 2020 were $12.6 million, an increase of $1.1 million, compared to inflows of $11.5 million for the same period in 2019.

The following table presents the activity of residential mortgage nonaccrual loans held for investment for the indicated periods:

	Quarters Ended
(In thousands)	March 31, 2020	March 31, 2019

Beginning balance	$121,408	$147,287
Plus:
Additions to nonaccrual	12,588	11,460
Less:
Loans returned to accrual status	(2,581)	(9,370)
Nonaccrual loans transferred to OREO	(3,550)	(7,290)
Nonaccrual loans charge-offs	(3,234)	(4,357)
Loan collections	(1,728)	(5,681)
Ending balance	$122,903	$132,049

The amount of nonaccrual consumer loans, including finance leases, increased by $3.4 million to $24.0 million as March 31, 2020, compared to $20.6 million as of December 31, 2019. The increase was primarily in auto loans, driven by consumer loans that migrated to nonaccrual status prior to the deferral payment programs established by the Corporation to assist borrower affect by the COVID-19 pandemic. The inflows of nonaccrual consumer loans during the first quarter of 2020 were $15.6 million, an increase of $3.6 million, compared to inflows of $12.0 million for the same period in 2019.

As of March 31, 2020, approximately $27.1 million of the loans placed in nonaccrual status, mainly commercial loans, were current, or had delinquencies of less than 90 days in their interest payments, including $16.3 million of TDRs maintained in nonaccrual status until the restructured loans meet the criteria of sustained payment performance under the revised terms for reinstatement to accrual status and there is no doubt about full collectability. Collections on these loans are being recorded on a cash basis through earnings, or on a cost-recovery basis, as conditions warrant.

During the quarter ended March 31, 2020, interest income of approximately $0.3 million related to nonaccrual loans with a carrying value of $57.0 million as of March 31, 2020, mainly nonaccrual construction and commercial loans, was applied against the related principal balances under the cost-recovery method.

Total loans in early delinquency (i.e., 30-89 days past due loans, as defined in regulatory report instructions) amounted to $94.7 million as of March 31, 2020, a decrease of $68.0 million compared to $162.7 million as of December 31, 2019. The variances by major portfolio categories follow:

• Residential mortgage loans in early delinquency decreased by $45.6 million to $42.0 million as of March 31, 2020, and consumer loans in early delinquency decreased by $22.6 million to $46.9 million as of March 31, 2020. The decrease was primarily related to the combination of payments received and the effect of the deferred repayment programs established by the Corporation to assist customers affected by the COVID-19 pandemic, as further explained below.

• Commercial and construction loans in early delinquency increased in the first quarter of 2020 by $0.1 million to $5.6 million as of March 31, 2020.

In working with borrower affected by the COVID-19 pandemic, the Corporation implemented payment deferral programs to alleviate the hardships being experienced by the Corporation’s borrowers. The Corporation has agreed to let consumer borrowers defer payments on their loans (i.e., residential mortgage, personal loans, auto loans, finance leases, and small loans) for a period up to June 30, 2020, with the possibility of a further extension up to August 31, 2020, if needed, as long as the borrowers were current in their payments or no more than 2 payments in arrears (not having exceeded 89 days past due as of March 16, 2020) and who did not make their monthly payment corresponding to the month of March. In the case of credit cards and individual lines of credit, the borrowers were required to be current or less than 29 days past due in their payment as of March 16, 2020 to qualify for the payment deferral program. For both consumer and residential mortgage loans subject to the deferral programs, each borrower is required to begin making their regularly scheduled loan payment at the end of the deferral period and the deferred amounts were moved to the end of the loan. The payment deferral programs were applied prospectively beginning, in some instances, with the scheduled contractual payment due in March. For commercial loans, any request for payment deferral is analyzed on a case by case basis. As of May 7, 2020, the Corporation has under deferred repayment arrangements approximately 7,064 residential mortgage loans totaling $931.5 million, 93,629 consumer loans totaling $1.0 billion, and 741 commercial and construction loans totaling $1.8 billion. In accordance with interagency guidance issued in March 2020, these short-term deferrals are not considered TDRs unless the borrower was previously experiencing financial difficulty and the concession granted was significant in relation to the exposure based on criteria established in ASC Subtopic 310-40. In addition, the risk-rating on COVID-19 modified loans did not change, and the delinquency of these loans will not increase after the deferral period if the borrower resumes its scheduled payments. The credit quality of these loans will be reevaluated after the deferral period ends.

As a certified Small Business Administration (“SBA”) lender, the Corporation is participating in the SBA Paycheck Protection Program (PPP) to help provide loans to the Corporation’s small business customers to provide them with additional working capital. As of May 7, 2020, the Corporation has received approval from the SBA for 3,792 applications received since April 3, 2020, the first date on which small business customers could apply for such loans, totaling approximately $350.6 million, of which approximately $313.2 million has already been funded.

In addition, the Corporation provides homeownership preservation assistance to its customers through a loss mitigation program in Puerto Rico that is similar to the U.S. government’s Home Affordable Modification Program guidelines. Depending upon the nature of borrowers’ financial condition, restructurings or loan modifications through this program, as well as other restructurings of individual commercial, commercial mortgage, construction, and residential mortgage loans, fit the definition of a TDR. A restructuring of a debt constitutes a TDR if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. Modifications involve changes in one or more of the loan terms that bring a defaulted loan current and provide sustainable affordability. Changes may include, among others, the extension of the maturity of the loan and modifications of the loan rate. See Note 7, - Loans Held for Investment, to the accompanying unaudited consolidated financial statements for additional information and statistics about the Corporation’s TDR loans.

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

The following table provides a breakdown between the accrual and nonaccrual TDRs as of the indicated date:

(In thousands)	As of March 31, 2020
	Accrual	Nonaccrual (1)	Total TDRs

Conventional residential mortgage loans	$256,497	$54,866	$311,363
Construction loans	3,200	1,075	4,275
Commercial mortgage loans	50,672	23,660	74,332
Commercial and Industrial loans	73,531	9,188	82,719
Consumer loans:
Auto loans	8,021	6,165	14,186
Finance leases	1,544	7	1,551
Personal loans	1,052	22	1,074
Credit cards	2,754	-	2,754
Consumer loans - Other	4,332	709	5,041
Total Troubled Debt Restructurings	$401,603	$95,692	$497,295

(1)Included in nonaccrual loans are $16.3 million in loans that are performing under the terms of the restructuring agreement but are reported in nonaccrual status until the restructured loans meet the criteria of sustained payment performance under the revised terms for reinstatement to accrual status and are deemed fully collectible.

The OREO portfolio, which is part of non-performing assets, decreased by $2.0 million to $99.6 million as of March 31, 2020 from $101.6 million as of December 31, 2019. The following tables show the composition of the OREO portfolio as of March 31, 2020 and December 31, 2019, as well as the activity during the quarter ended March 31, 2020 of the OREO portfolio by geographic region:

OREO Composition by Region

(In thousands)	As of March 31, 2020
	Puerto Rico	Virgin Islands	Florida	Consolidated
Residential	$44,911	$1,452	$64	$46,427
Commercial	42,566	3,180	132	45,878
Construction	6,674	695	-	7,369
	$94,151	$5,327	$196	$99,674

(In thousands)	As of December 31, 2019
	Puerto Rico	Virgin Islands	Florida	Consolidated
Residential	$45,890	$1,022	$-	$46,912
Commercial	43,959	3,180	132	47,271
Construction	6,736	707	-	7,443
	$96,585	$4,909	$132	$101,626

OREO Activity by Region

(In thousands)	As of March 31, 2020
	Puerto Rico	Virgin Islands	Florida	Consolidated
Beginning Balance	$96,585	$4,909	$132	$101,626
Additions	4,722	498	64	5,284
Sales	(5,237)	(9)	-	(5,246)
Write-down and other adjustments	(1,919)	(71)	-	(1,990)
Ending Balance	$94,151	$5,327	$196	$99,674

Net Charge-offs and Total Credit Losses

Net charge-offs totaled $17.6 million for the first quarter of 2020, or 0.78% of average loans on an annualized basis, compared to $24.5 million, or 1.10% of average loans for the same period in 2019.

Commercial mortgage loans net charge-offs in the first quarter of 2020 were $0.1 million, or an annualized 0.02% of average commercial mortgage loans, compared to $2.3 million, or an annualized 0.59% of average loans, for the first quarter of 2019. Commercial mortgage loans net charge-offs for the first quarter of 2019 included a charge-off of $2.1 million taken on the restructuring of loans related to a commercial mortgage relationship in the Puerto Rico region.

Construction loans net recoveries in the first quarter of 2020 were $24 thousand, or an annualized 0.08% of related average loans, compared to net charge-offs of $0.2 million, or an annualized 0.78% of average loans, for the first quarter of 2019.

Commercial and industrial loans net charge-offs in the first quarter of 2020 were $10 thousand, compared to $5.2 million, or an annualized 0.96%, for the first quarter of 2019. Commercial and industrial loans net charge-offs for the first quarter of 2019 included a $5.7 million charge-off taken against a previously-established specific reserve associated with a commercial and industrial loan in the Puerto Rico region.

Residential mortgage loans net charge-offs in the first quarter of 2020 were $3.8 million, or an annualized 0.52% of related average loans, compared to $5.5 million, or an annualized 0.71% of related average loans, for the first quarter of 2019. Approximately $3.0 million in charge-offs for the first quarter of 2020 resulted from valuations of collateral dependent residential mortgage loans given high delinquency levels, compared to $4.0 million for the first quarter of 2019. Net charge-offs on residential mortgage loans for the first quarter of 2020 also included $1.1 million related to foreclosures, compared to $1.3 million in the first quarter of 2019.

Net charge-offs of consumer loans and finance leases in the first quarter of 2020 were $13.7 million, or an annualized 2.38% of related average loans, compared to $11.2 million, or an annualized 2.27% of average loans, in the first quarter of 2019. The increase is primarily related to an increase in charge-offs taken on personal loans and credit cards associated, in part, with larger portfolio balances.

The following table shows the ratios of annualized net charge-offs to average loans held-in-portfolio for the indicated periods:

	Quarter Ended
	March 31, 2020	March 31, 2019

Residential mortgage	0.52%	0.71%
Commercial mortgage	0.02%	0.59%
Commercial and industrial	-%	0.96%
Construction (1)	(0.08)%	0.78%
Consumer	2.38%	2.27%
Total loans	0.78%	1.10%

(1)For the quarter ended March 31, 2020, recoveries in construction loans exceeded charge-offs.

The following table presents the ratio of annualized net charge-offs (or recoveries) to average loans held in various portfolios by geographic segment for the indicated periods:

	Quarter Ended
	March 31,	March 31,
	2020	2019
PUERTO RICO:
Residential mortgage	0.68%	0.95%
Commercial mortgage	0.05%	0.93%
Commercial and Industrial	0.01%	1.53%
Construction (1)	(0.13)%	2.43%
Consumer and finance leases	2.38%	2.30%
Total loans	1.02%	1.46%
VIRGIN ISLANDS:
Residential mortgage	0.36%	0.10%
Commercial mortgage (2)	(0.14)%	(0.38)%
Commercial and Industrial	-%	-%
Construction	-%	-%
Consumer and finance leases	0.86%	0.76%
Total loans	0.25%	0.07%
FLORIDA:
Residential mortgage	0.02%	0.07%
Commercial mortgage (3)	(0.02)%	(0.04)%
Commercial and Industrial (4)	(0.01)%	-%
Construction (5)	(0.07)%	(0.16)%
Consumer and finance leases	4.55%	2.49%
Total loans	0.09%	0.09%

(1)For the first quarter of 2020, recoveries in construction loans in Puerto Rico exceeded charge-offs.

(2)For the first quarter of 2020 and 2019, recoveries in commercial mortgage loans in the Virgin Islands exceeded charge-offs.

(3)For the first quarter of 2020 and 2019, recoveries in commercial mortgage loans in Florida exceeded charge-offs.

(4)For the first quarter of 2020, recoveries in commercial and industrial loans in Florida exceeded charge-offs.

(5)For the first quarter of 2020 and 2019, recoveries in construction loans in Florida exceeded charge-offs.

The above ratios are based on annualized charge-offs and are not necessarily indicative of the results expected for the entire year or in subsequent periods.

Total net charge-offs plus losses on OREO operations for the first quarter of 2020 amounted to $18.8 million, or a loss rate of 0.82% on an annualized basis to average loans and repossessed assets, compared to losses of $28.2 million, or a loss rate of 1.25% on an annualized basis, for the same period in 2019.

The following table presents information about the OREO inventory and credit losses for the periods indicated:

	Quarter Ended
	March 31,
(Dollars in thousands)	2020	2019

OREO
OREO balances, carrying value:
Residential	$46,427	$50,076
Commercial	45,878	68,904
Construction	7,369	10,736
Total	$99,674	$129,716

OREO activity (number of properties):
Beginning property inventory	697	694
Properties acquired	52	119
Properties disposed	(55)	(98)
Ending property inventory	694	715

Average holding period (in days)
Residential	408	398
Commercial	1,870	1,434
Construction	1,793	1,378
Total average holding period (in days)	1,183	1,029
OREO operations loss:
Market adjustments and losses on sale:
Residential	$(14)	$(123)
Commercial	(475)	(2,135)
Construction	(132)	(277)
Total losses on sale	(621)	(2,535)
Other OREO operations expenses	(567)	(1,208)
Net Loss on OREO operations	$(1,188)	$(3,743)

CHARGE-OFFS
Residential charge offs, net	(3,779)	(5,547)
Commercial charge offs, net	(94)	(7,488)
Construction recoveries (charge-offs), net	24	(166)
Consumer and finance leases charge-offs, net	(13,726)	(11,249)
Total charge-offs, net	(17,575)	(24,450)
TOTAL LOSSES (1)	$(18,763)	$(28,193)

LOSS RATIO PER CATEGORY (2):
Residential	0.52%	0.71%
Commercial	0.06%	1.01%
Construction	0.33%	1.85%
Consumer	2.38%	2.27%
TOTAL LOSS RATIO (3)	0.82%	1.25%
________

(1)Equal to net loss on OREO operations plus charge-offs, net.

(2)Calculated as net charge-offs plus market adjustments, and gains (losses) on sales of OREO divided by average loans and repossessed assets.

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

Concentration Risk

The Corporation conducts its operations in a geographically concentrated area, as its main market is Puerto Rico. However, the Corporation has diversified its geographical risk, as evidenced by its operations in the Virgin Islands and in Florida. Of the total gross loan portfolio held for investment of $9.0 billion as of March 31, 2020, the Corporation had credit risk of approximately 74% in Puerto Rico, 21% in the United States, and 5% in the Virgin Islands.

Update to the Puerto Rico Fiscal Situation

Fiscal Plan

A significant portion of our financial activities and credit exposure is concentrated in the Commonwealth of Puerto Rico, which has been in an economic recession since 2006. On May 3, 2020, the government of Puerto Rico submitted its most recent Fiscal Plan (the “revised fiscal plan”) to the PROMESA oversight board. This revised fiscal plan, however, has not been approved. In this revised fiscal plan, the Puerto Rico government estimates the direct economic damage of the COVID-19 pandemic in Puerto Rico at $0.8 billion in fiscal year 2020 and $5.8 billion in fiscal year 2021, corresponding to 1.1% of the Puerto Rico nominal gross national product (“GNP”) in 2020 and 9.2% in fiscal year 2021. The revised fiscal plan estimates Puerto Rico’s real GNP will contract at 3.6% in fiscal year 2020 and 7.8% in fiscal year 2021. However, as stated in the revised fiscal plan, there remains considerably uncertainty about the ultimate duration and magnitude of the pandemic and thus the size of the economic losses. The revised fiscal plan estimates that over 350,000 Puerto Rico residents (including self-employed residents) will file for unemployment due to the COVID-19 pandemic and that the claims will begin to decline beginning in June 2020 at a rate consistent with the declining trend following Hurricane Maria. The revised fiscal plan estimates that, beginning in fiscal year 2021, the unfavorable impact of the COVID-19 pandemic will result in a pre-contractual debt service deficit of $708 million. As per the revised fiscal plan, an annual deficit is forecast to continue through fiscal year 2023. From fiscal year 2024 through fiscal year 2029, the revised fiscal plan estimates an annual surplus as the impact of COVID-19 diminishes and the Commonwealth achieves positive nominal GNP growth averaging 1.5% per year. As the revised fiscal plan submitted by the Puerto Rico government assumes that Puerto Rico will no longer have the previously estimated surpluses to pay bondholders, the Puerto Rico government is calling on the PROMESA oversight board to consider a re-evaluation, if not withdrawal, of the PROMESA oversight board’s proposed plan of adjustment filed with the Title III Court.

The revised fiscal plan accounts for the impact of federal funds granted through several government programs, including the CARES Act and a $787 million local package of direct assistance to workers and businesses (the “Puerto Rico COVID-19 Stimulus Package”) in fiscal year 2020, fiscal year 2021, and fiscal year 2022. Several U.S. government programs (the principal being the CARES Act) provide aid to Puerto Rico and its residents of approximately $12.8 billion, primarily through $3.0 billion in direct payments to Puerto Rico residents, $2.2 billion in relief to state and local governments and $3.9 billion in additional unemployment benefits. In addition, the revised fiscal plan assumes that, of the $787 million Puerto Rico COVID-19 Stimulus Package, $336 million will be reimbursed by the U.S. government through the CARES Act, $157 million will be reapportioned from the existing budget, and $131 million will be reapportioned from U.S. government funding. The remaining $163 million is assumed to be funded out of the Puerto Rico General Fund (“the General Fund”). In addition to the $787 million package, the Puerto Rico Governor has proposed a $500 per person stimulus payment for private sector workers and retirees, which equates to an additional $349 million to be funded out of the General Fund. The revised fiscal plan assumes a $1 billion working capital fund to address the liquidity constraints associated with the reimbursement nature of disaster relief programs and a parametric insurance coverage required by the U.S. government in case of natural disasters. The revised fiscal plan estimates that the U.S. government and local stimulus efforts will positively affect the Puerto Rico economy by approximately $5.7 billion between fiscal year 2020 and fiscal year 2022. The revised fiscal plan assumes that consumer spending of the COVID-19 related stimulus funds will not exceed the maximum rate at which hurricane relief money was spent in 2018, when consumers and businesses received insurance and U.S. government assistance to replace income and meet immediate consumption needs. Therefore, the revised fiscal plan estimates that the impact of the stimulus will be $0.5 billion, $4.2 billion and $0.9 billion in fiscal years 2020, 2021 and 2022, respectively. The revised fiscal plan includes and maintains a series of structural reforms in areas such as: (i) human capital and labor; (ii) ease of doing business; (iii) power sector reform; and (iv) infrastructure reform, and other fiscal measures. However, the Puerto Rico government stated that fiscal reforms could be postponed. The revised fiscal plan, among other things, also assumes no incremental expense cuts for the Department of Education, the Department of Health, and the Department of Public Safety for the duration of the forecast given the nature of the services these agencies provide and includes proposals to alleviate the municipalities’ obligations to pay PayGo liabilities and provide a two-year delay in contemplated reductions of municipalities’ appropriations.

Other Developments

On April 14, 2020, the PROMESA oversight board announced that it certified the Action Plan by the Puerto Rico Department of Housing (PRDOH) detailing the use of funds from the U.S. Department of Housing’s (HUD) Community Development Block Grant Disaster Recovery Program (CDBG-DR). PRDOH was appointed as the agency responsible for administering approximately $20 billion in CDBGDR funding that Puerto Rico will receive from HUD, with oversight provided by the Central Office for Recovery, Reconstruction and Resilience of Puerto Rico (COR3). In February 2018, HUD had allocated the first grant of $1.5 billion. In January 2020, HUD announced the grant agreement for the second tranche of $8.2 billion, which requires PRDOH to submit an updated Action Plan for the PROMESA oversight board to review and certify that the programs are consistent with the Certified Fiscal Plan and Certified Budget. In addition to these funds, HUD allocated to Puerto Rico $8.3 billion related to disaster resilience and $1.9 billion related to the energy grid. The PROMESA oversight board also certified the budget for the next $1.7 billion block of funding, as required by HUD prior to providing PRDOH access to the funds and to continue implementing the Action Plan.

Exposure to Puerto Rico Government

As of March 31, 2020, the Corporation had $203.3 million of direct exposure to the Puerto Rico government, its municipalities and public corporations, compared to $204.5 million as of December 31, 2019. As of March 31, 2020, approximately $181.5 million of the exposure consisted of loans and obligations of municipalities in Puerto Rico that are supported by assigned property tax revenues and for which, in most cases, the good faith, credit and unlimited taxing power of the applicable municipality have been pledged to their repayment, compared to $182.5 million as of December 31, 2019. Approximately 76% of the Corporation’s municipality exposure consisted primarily of senior priority obligations concentrated in three of the largest municipalities in Puerto Rico. The municipalities are required by law to levy special property taxes in such amounts as are required for the payment of all of their respective general obligation bonds and notes. During the second quarter of 2019, the PROMESA oversight board announced the designation of the Commonwealth’s 78 municipalities as covered instrumentalities under PROMESA. Meanwhile, the latest fiscal plan submitted by the Puerto Rico government to the PROMESA oversight board did not contemplate a restructuring of the debt of Puerto Rico’s municipalities, but the plan did call for the gradual elimination of budgetary subsidies provided to municipalities. Furthermore, municipalities are also likely to be affected by the negative economic and other effects resulting from the COVID-19 pandemic, as well as expense, revenue or cash management measures taken to address the Puerto Rico government’s fiscal problems and measures included in fiscal plans of other government entities. In addition to municipalities, the total direct exposure also included a $13.7 million loan to an affiliate of PREPA and obligations of the Puerto Rico government, specifically bonds of the PRHFA, at an amortized cost of $8.1 million as part of its available-for-sale investment securities portfolio (fair value of $7.3 million as of March 31, 2020).

The following table details the Corporation’s total direct exposure to Puerto Rico government obligations according to their maturities:

	As of March 31, 2020
	Investment
	Portfolio		Total
	(Amortized cost)	Loans	Exposure

(In thousands)

Puerto Rico Housing Finance Authority:
After 5 to 10 years	$4,000	$-	$4,000
After 10 years	4,113	-	4,113
Total Puerto Rico Housing Finance Authority	8,113	-	8,113

Public Corporations:
Affiliate of the Puerto Rico Electric Power Authority:
After 1 to 5 years	-	13,668	13,668
Total Public Corporations	-	13,668	13,668

Municipalities:
Due within one year	321	21,124	21,445
After 1 to 5 years	8,122	8,323	16,445
After 5 to 10 years	56,511	13,507	70,018
After 10 years	73,580	-	73,580
Total Municipalities	138,534	42,954	181,488
Total Direct Government Exposure	$146,647	$56,622	$203,269

In addition, as of March 31, 2020, the Corporation had $103.6 million in exposure to residential mortgage loans that are guaranteed by the PRHFA, compared to $106.9 million as of December 31, 2019. Residential mortgage loans guaranteed by the PRHFA are secured by the underlying properties and the guarantees serve to cover shortfalls in collateral in the event of a borrower default. The Puerto Rico government guarantees up to $75 million of the principal for all loans under the mortgage loan insurance program. According to the most recently-released audited financial statements of the PRHFA, as of June 30, 2016, the PRHFA’s mortgage loans insurance program covered loans in an aggregate of approximately $576 million. The regulations adopted by the PRHFA require the establishment of adequate reserves to guarantee the solvency of the mortgage loan insurance fund. As of June 30, 2016, the most recent date as to which information is available, the PRHFA had a restricted net position for such purposes of approximately $77.4 million.

As of March 31, 2020, the Corporation had $818.8 million of public sector deposits in Puerto Rico, compared to $826.9 million as of December 31, 2019. Approximately 36% is from municipalities and municipal agencies in Puerto Rico and 64% is from public corporations and the central government and agencies in Puerto Rico.

Exposure to USVI Government

The Corporation has operations in the USVI and has credit exposure to USVI government entities.

The USVI is experiencing a number of fiscal and economic challenges that could adversely affect the ability of its public corporations and instrumentalities to service their outstanding debt obligations and that could be exacerbated by the effect of the COVID-19 pandemic. Preliminary data released by the U.S. Department of Commerce, Bureau of Economic Analysis showed that the USVI real GDP increased 1.5% in 2018 after decreasing 0.6% in 2017. In mid- February 2017, the USVI was facing a financial crisis due to a high debt level of $2 billion and a structural budget deficit of $110 million. In addition, the most recent actuarial analysis of public pensions found a net pension liability of about $4 billion. Despite recent improvements in general fund revenues, several challenges remain present, including the need to close the USVI government structural deficit gap, implement measures to address the solvency of the USVI government employee retirement system, and regain access to capital markets at reasonable terms. On September 23, 2019, Moody’s downgraded the most senior bonds of the Virgin Islands Water and Power Authority to eight steps below investment grade. PROMESA does not apply to the USVI and, as such, there is currently no federal legislation permitting the restructuring of the debts of the USVI and its public corporations and instrumentalities.

To the extent that the fiscal condition of the USVI government continues to deteriorate, the U.S. Congress or the government of the USVI may enact legislation allowing for the restructuring of the financial obligations of the USVI government entities or imposing a stay on creditor remedies, including by making PROMESA applicable to the USVI.

As of March 31, 2020, the Corporation had $62.5 million in loans to USVI government instrumentalities and public corporations, compared to $64.1 million as of December 31, 2019. Of the amount outstanding as of March 31, 2020, public corporations of the USVI owed approximately $39.3 million and an independent instrumentality of the USVI government owed approximately $23.2 million. As of March 31, 2020, all loans were currently performing and up to date on principal and interest payments.

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

2. The tangible common equity ratio and tangible book value per common share are non-GAAP financial measures that management believes are generally used by the financial community to evaluate capital adequacy. Tangible common equity is total equity less preferred equity, goodwill, core deposit intangibles, and other intangibles, such as the purchased credit card relationship intangible and the insurance customer relationship intangible. Tangible assets are total assets less goodwill, core deposit intangibles, and other intangibles, such as the purchased credit card relationship intangible and the insurance customer relationship intangible. Management and many stock analysts use the tangible common equity ratio and tangible book value per common share in conjunction with more traditional bank capital ratios to compare the capital adequacy of banking organizations with significant amounts of goodwill or other intangible assets, typically stemming from the use of the purchase method of accounting for mergers and acquisitions. Accordingly, the Corporation believes that disclosures of these financial measures may be useful to investors. Neither tangible common equity nor tangible assets, or the related measures, should be considered in isolation or as a substitute for stockholders’ equity, total assets, or any other measure calculated in accordance with GAAP. Moreover, the manner in which the Corporation calculates its tangible common equity, tangible assets, and any other related measures may differ from that of other companies reporting measures with similar names. See “Risk Management – Capital” above for a reconciliation of the Corporation’s tangible common equity and tangible assets.

3. Adjusted provision for credit losses for loans and finance leases ratio is a non-GAAP financial measure that excludes the effects related to the net loan loss reserve releases of $6.4 million for the quarter ended March 31, 2019 resulting from revised estimates of the qualitative reserve associated with the effects of Hurricanes Maria and Irma. Management believes that this information helps investors understand the adjusted measure without regard to items that are not expected to reoccur with any regularity or may reoccur at uncertain times and in uncertain amounts on reported results and facilitates comparisons with other periods. See below for the reconciliation of the GAAP measure ratio of provision for credit losses for loans and finance leases to net charge-offs to the Non-GAAP ratio of the adjusted provision for credit losses for loans and finance leases to net charge-offs.

4. Adjusted net (loss) income that reflects the effect of the following exclusions:

• Gain of $8.2 million on the sales of U.S. agencies MBS in the first quarter of 2020.

• COVID-19 pandemic-related expenses of $0.4 million in the first quarter of 2020.

• Merger and restructuring costs of $0.8 million recorded in the first quarter of 2020 related to transaction costs and restructuring initiatives in connection with the pending acquisition of BSPR.

• Total benefit of $1.2 million recorded in the first quarter of 2020 resulting from insurance recoveries associated with hurricane-related expenses.

• Net loan loss reserve release of $6.4 million in the first quarter of 2019 resulting from revised estimates of the hurricane-related qualitative reserves.

• The $2.3 million expense recovery recognized in the first quarter of 2019 related to the employee retention benefit payment received by the Bank under the Disaster Tax Relief and Airport Extension Act of 2017, as amended.

• The tax-related effects of all the pre-tax items mentioned in the above bullets as follows:

- Tax benefit of $0.1 million in the first quarter of 2020 in connection with the COVID-19 pandemic-related expenses (calculated based on the statutory tax rate of 37.5%).

- Tax benefit of $0.3 million in the first quarter of 2020 related to merger and restructuring costs in connection with the pending acquisition of BSPR (calculated based on the statutory tax rate of 37.5%).

- Tax expense of $0.4 million in the first quarter of 2020 related to the benefit of hurricane-related insurance recoveries (calculated based on the statutory tax rate of 37.5%).

- Tax expense of $2.4 million in the first quarter of 2019 related to reserve releases associated with the hurricane-related qualitative reserve (calculated based on the statutory tax rate of 37.5%).

- No tax expense was recorded for the gain on sales of U.S. agencies MBS in the first quarter of 2020. Those gains were recorded at the tax-exempt international banking entity subsidiary level.

- The employee retention benefit recognized in 2019 was not treated as taxable income by virtue of the Disaster Tax Relief and Airport Extension Act of 2017.

Management believes that adjustments to net income of items that are not reflective of core operating performance, are not expected to reoccur with any regularity or may reoccur at uncertain times and in uncertain amounts, facilitates comparisons with prior periods and provides an alternate presentation of the Corporation’s performance.

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

See “Overview of Results of Operations” above for the reconciliation of the non-GAAP financial measure “adjusted net (loss) income,” to the GAAP financial measure. The following table reconciles the “provision for credit losses for loans and finance leases to net charge-offs ratio” GAAP financial measure to the non-GAAP financial measure “adjusted provision for credit losses for loans and finance leases to net charge-offs ratio,” for the first quarter of 2019:

	Provision for credit losses for loans and finance leases to Net Charge-Offs
	(GAAP to Non-GAAP reconciliation)
	Quarter Ended March 31, 2019
	Provision for Credit Losses for	Net Charge-Offs
(In thousands)	Loans and Finance Leases

Provision for credit losses for loans and finance leases and net charge-offs (GAAP)	$11,820	$24,450
Less special item:
Hurricane-related qualitative reserve release	6,425	-
Provision for credit losses for loans and finance leases and net charge-offs,
excluding special items (Non-GAAP)	$18,245	$24,450

Provision for credit losses for loans and finance leases to net charge-offs (GAAP)	48.34%
Provision for credit losses for loans and finance leases to net charge-offs,
excluding special items (Non-GAAP)	74.62%

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding market risk to which the Corporation is exposed, see the information contained in Part I – Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management.”

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Control and Procedures

First BanCorp.’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of First BanCorp.’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2020. Based on this evaluation, as of the end of the period covered by this Form 10-Q, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not applicable.

ITEM 1A. RISK FACTORS

The Corporation’s business, operating results and/or the market price of our common and preferred stock may be significantly affected by a number of factors. In addition to the risk factor set forth below, a detailed discussion of other risk factors that could affect the Corporation’s future operations, financial condition or results for future periods are set forth in Part I, Item 1A., “Risk Factors,” in the 2019 Annual Report on Form 10-K. These risk factors, and others, could cause actual results to differ materially from historical results or the results contemplated by the forward-looking statements contained in this report. Also, refer to the discussion in “Forward Looking Statements” and Part I, Item 2., “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in this report for additional information that may supplement or update the discussion of risk factors in the 2019 Annual Report on Form 10-K.

Additional risk and uncertainties that are not currently known to the Corporation or are currently deemed by the Corporation to be immaterial also may materially adversely affect the Corporation’s business, financial condition or result of operations.

The currently evolving situation related to the coronavirus disease 2019 (COVID-19) pandemic has had a material adverse effect and may continue to have a materially adverse effect on the Corporation’s business, financial condition and results of operations.

The novel coronavirus (“COVID-19”) outbreak, which the World Health Organization declared to be a pandemic in March 2020, has caused a significant global economic downturn that has adversely affected, and is expected to continue to adversely affect, the Corporation’s business, financial condition and results of operations. Puerto Rico’s Governor issued a very restrictive stay-at-home order on March 15, 2020, which she subsequently extended until May 3, 2020. In addition to mandating that every citizen stay at home, except for certain limited activities that include shopping for food and medicine and except if the citizen is involved in certain specified activities, including working in supermarkets, the order set out a nightly curfew. Since March 31, 2020, the governor instituted additional restrictive measures, including limiting travel by car, the use of protective equipment, such as masks, the maintenance of a distance of at least six feet between citizens, and a curfew between 7 p.m. to 5 a.m. Although some of these restrictions have been modified, the full lockdown of non-essential businesses continued until May 3, 2020 and the stay-at-home order and the curfew was extended until May 25, 2020. On May 1, 2020, Puerto Rico’s Governor announced a gradual reopening of the economy, allowing the reopening on May 4, 2020 of sectors such as mortgage financial services, insurance, and professional services including lawyers, engineers, accountants and dental offices. On May 11, 2020, the construction and manufacturing sectors will be allowed to resume operations. Other sectors, such as retail trade and auto sales, are expected to be allowed to reopen in mid to late May 2020, depending on how the COVID-19 trends in Puerto Rico cases develop over the upcoming weeks. As of May 2, 2020, 1,757 people in 73 municipalities in Puerto Rico had tested positive for COVID-19 and 95 people’s deaths were related to the illness, according to data provided by the Puerto Rico government.

Local governments in the other regions in which the Corporation conducts business have also implemented stay-at-home-orders and imposed substantial restrictions on the operations of non-essential businesses, which have resulted in closures of many businesses. Moreover, companies, are taking additional precautions, such as, requiring employees to work remotely, including the Corporation, or in other cases temporarily closing. These measures, although designed to stop the spread of COVID-19, have had severe economic impacts, such as, severely restricting global trade, disrupting supply chains and the flow of goods, and reducing the operations of essential businesses, increasing underemployment and unemployment, and others.

Financial results for the quarter ended March 31, 2020 were adversely affected by, among other things, a reserve build of $59.8 million (i.e., the amount by which the provision for credit losses of $77.4 million exceeded net charge-offs of $17.6 million), driven by the effect of the COVID-19 pandemic on forecasted economic conditions. In addition, the various stay-at-home and lockdown orders have resulted in reductions in the Corporation’s transaction fee income, such as that from credit and debit cards, automated teller machines, and point-of-sale transactions, as well as the Corporation’s volume of loan originations and closings. Further, the situation required the Corporation to implement payment deferral programs to alleviate the hardships being experienced by the Corporation’s borrowers during the COVID-19 pandemic.

Depending upon the severity and duration of COVID-19’s impact, it is possible that the pandemic may lead to a prolonged economic downturn. If that should occur, the pandemic will likely continue to have an adverse effect on the Corporation by, among other things, altering consumers’ spending, borrowing and saving habits and investor confidence, increasing the probability of default on existing loans and any new loan issuances, decreasing demand for the Corporation’s products and services, and increasing volatility in the financial markets and lowering interest rates, all of which would result in lower revenues and earnings and adversely affect the Corporation’s cash flow. Moreover, it is also possible that U.S. government and international banking regulatory authorities will implement additional or more stringent regulations on financial institutions, such as by increasing capital or leverage ratio requirements. The continuance or exacerbation of any of these factors could materially adversely affect our liquidity, net income, credit qualities, credit losses, availability of and access to funding sources, and overall results of operations or financial condition.

Furthermore, in response to the COVID-19 pandemic and its effects on the economy and market conditions, the U.S. government and local governments have enacted stimulus packages and other programs and forms of relief, such as the Paycheck Protection Program established by the Coronavirus Aid, Relief, and Economic Security (CARES) Act of 2020. It is possible that governments, regulatory authorities and central banks will implement additional stimulus packages or other programs or forms of relief. There can be no guarantee of the effect that existing or any future such actions will have on the Corporation, its customers or the economy. The Corporation’s participation in the Small Business Administration Paycheck Protection Program and any other such programs or stimulus packages may give rise to claims, including by governments, regulators or customers or through class action lawsuits, or judgments against the Corporation that may result in the payment of damages or the imposition of fines, penalties or restrictions by regulatory authorities, or result in reputational harm. The occurrence of any of the foregoing could have a material adverse effect on the Corporation’s results of operations or financial condition.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) Not applicable.

b) Not applicable

c) Purchase of equity securities by the issuer and affiliated purchases. The following table provides information relating to the Corporation’s purchases of shares of its common stock in the first quarter of 2020.

Period	Total number of shares purchased (1)	Average price paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under These Plans or Programs

January 2020	-	$-	-	-
February 2020	924	9.00	-	-
March 2020	49,361	3.86	-	-
Total	50,285	$3.95	-	-

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

ITEM 6. EXHIBITS

See the Exhibit Index below, which is incorporated by reference herein:

Exhibit Index

3.2 – Amended and Restated By-Laws, incorporated by reference from Exhibit 3.2 of the Form 8-K filed on March 31, 2020.

31.1 – CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 - CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 - CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 - CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document. (1)
101.SCH	XBRL Taxonomy Extension Schema Document (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document (1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)
104	The cover page of First BanCorp. Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL (included within the Exhibit 101 attachments) (1)

(1) Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized:

First BanCorp.
Registrant

Date: May 11, 2020	By:	/s/ Aurelio Alemán
Aurelio Alemán
President and Chief Executive Officer

Date: May 11, 2020	By:	/s/ Orlando Berges
Orlando Berges
Executive Vice President and Chief Financial Officer and Acting Chief Accounting Officer