Form 10-Q
period 2020-06-30
FIRST BANCORP /PR/
filed 2020-08-10
CIK 1057706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

COMMISSION FILE NUMBER 001-14793

First BanCorp.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

Puerto Rico	66-0561882
(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification No.)

1519 Ponce de León Avenue, Stop 23 Santurce, Puerto Rico (Address of principal executive offices)	00908 (Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock: 218,157,639 shares outstanding as of July 31, 2020.

FIRST BANCORP. INDEX PAGE

PART I FINANCIAL INFORMATION	PAGE
Item 1. Financial Statements:
Consolidated Statements of Financial Condition (Unaudited) as of June 30, 2020 and December 31, 2019	6
Consolidated Statements of Income (Unaudited) – Quarters ended June 30, 2020 and 2019 and six-month periods ended June 30, 2020 and 2019	7
Consolidated Statements of Comprehensive Income (Unaudited) – Quarters ended June 30, 2020 and 2019 and six-month periods ended June 30, 2020 and 2019	8
Consolidated Statements of Cash Flows (Unaudited) – Six-month periods ended June 30, 2020 and 2019	9
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited) – Quarters ended June 30, 2020 and 2019 and six-month periods ended June 30, 2020 and 2019	10
Notes to Consolidated Financial Statements (Unaudited)	11
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	122
Item 3. Quantitative and Qualitative Disclosures About Market Risk	200
Item 4. Controls and Procedures	200

PART II. OTHER INFORMATION
Item 1. Legal Proceedings	201
Item 1A. Risk Factors	201
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	203
Item 3. Defaults Upon Senior Securities	204
Item 4. Mine Safety Disclosures	204
Item 5. Other Information	204
Item 6. Exhibits	204

SIGNATURES

Forward Looking Statements

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the safe harbor created by such sections. When used in this Form 10-Q or future filings by First BanCorp. (the “Corporation,” “we,” “us,” or “our”) with the U.S. Securities and Exchange Commission (the “SEC”), in the Corporation’s press releases or in other public or stockholder communications made by the Corporation, or in oral statements made on behalf of the Corporation by, or with the approval of, an authorized executive officer of the Corporation, the words or phrases “would,” “intend,” “will,” “expect,” “should,” “anticipate,” “look forward,” “believe,” and other terms of similar meaning or import in connection with any discussion of future operating, financial or other performance are meant to identify “forward-looking statements.”

The Corporation cautions readers not to place undue reliance on any such “forward-looking statements,” which speak only as of the date made, and advises readers that these forward-looking statements are not guarantees of future performance and involve certain risks, uncertainties, estimates, and assumptions by us that are difficult to predict. Various factors, some of which are beyond our control, could cause actual results to differ materially from those expressed in, or implied by, such forward-looking statements.

Factors that could cause results to differ from those expressed in the Corporation’s forward-looking statements include, but are not limited to, risks described or referenced in Part II, Item 1A., “Risk Factors,” below and in Part I, Item 1A., “Risk Factors,” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Annual Report on Form 10-K”) and the following:

• uncertainties relating to the impact of the COVID-19 pandemic, including the recent increase in, and any additional waves of, COVID-19 cases and the development and availability of a vaccine or effective treatments for COVID-19, on the Corporation’s business, operations, employees, credit quality, financial condition and net income, including because of uncertainties as to the extent and duration of the pandemic and the impact of the pandemic on consumer spending, borrowing and saving habits, the underemployment and unemployment rates, which can adversely affect repayment patterns, the Puerto Rico economy and the global economy, as well as the risk that COVID-19 may exacerbate any other factor that could cause our actual results to differ materially from those expressed in or implied by any forward-looking statements;

• risks related to the effect on the Corporation and its customers of governmental, regulatory, or central bank responses to COVID-19 and the Corporation’s participation in any such responses or programs, such as the Paycheck Protection Program established by the Coronavirus Aid, Relief, and Economic Security (CARES) Act of 2020, including lower net interest margins resulting from the significant number of loans made under the Paycheck Protection Program and any judgments, claims, damages, penalties, fines or reputational damage resulting from claims or challenges against the Corporation by governments, regulators, customers or otherwise, relating to the Corporation’s participation in any such responses or programs;

• risks, uncertainties and other factors related to the proposed acquisition of Banco Santander Puerto Rico (“BSPR”), including the impact of the COVID-19 pandemic on the ability to meet any pending closing conditions to the acquisition on a timely basis; the risk that deposit attrition, customer loss and/or revenue loss prior to or following the acquisition may exceed expectations, including because of the impact of the COVID-19 pandemic on customers or the time period that has elapsed since the acquisition was first announced; the risk that significant costs, expenses, and resources associated with or in funding the acquisition may be higher than expected; the ability to successfully complete the integration of systems, procedures, and personnel of BSPR into FirstBank Puerto Rico (“FirstBank” or the “Bank”) that are necessary to make the transaction economically successful; the risk that the Corporation may not be able to effectively integrate BSPR into the Corporation’s internal control over financial reporting; and the risk that the cost savings and any other synergies from the acquisition may not be fully realized or may take longer to realize than expected;

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

• changes in economic and business conditions, including those caused by the COVID-19 pandemic, including the recent increase in, and any additional waves of, COVID-19 cases, or other global or regional health crises or past or future natural disasters, such as the earthquakes affecting Puerto Rico’s southern coast, that directly or indirectly affect the financial health of the Corporation’s customer base in the geographic areas we serve and may result in increased costs or losses of property and equipment and other assets;

• the impact that a slowing economy and increased unemployment or underemployment may have on the performance of our loan and lease portfolio, the market price of our investment securities, the availability of sources of funding and the demand for our products;

• uncertainty as to the timing of the receipt of disaster relief funds allocated to Puerto Rico;

• a decrease in demand for the Corporation’s products and services, resulting in lower revenues and earnings because of the continued economic recession in Puerto Rico;

• uncertainty as to the availability of certain funding sources, such as brokered CDs;

• the deteriorating weakness of the real estate markets and of the consumer and commercial sectors, which may be exacerbated by unemployment, underemployment and government restrictions imposed as a result of the COVID-19 pandemic, including the recent increase in, and any additional waves of, COVID-19 cases, and their impact on the credit quality of the Corporation’s loans and other assets, which have contributed and may continue to contribute to, among other things, higher than targeted levels of non-performing assets, charge-offs and provisions for credit losses, and may subject the Corporation to further risk from loan defaults and foreclosures;

• the impact of changes in accounting standards or assumptions in applying those standards, including the impact of the COVID-19 pandemic on the determination of the allowance for credit losses required by the current expected credit loss (“CECL”) accounting standard effective since January 1, 2020;

• the ability of FirstBank to realize the benefits of its net deferred tax assets;

• the ability of FirstBank to generate sufficient cash flow to make dividend payments to the Corporation;

• adverse changes in general economic conditions in Puerto Rico, the United States (the “U.S.”), the U.S. Virgin Islands (the “USVI”), and the British Virgin Islands (the “BVI”), including the interest rate environment, market liquidity, housing absorption rates, real estate prices, and disruptions in the U.S. capital markets, including as a result of the COVID-19 pandemic and the recent increase in, and any additional waves of, COVID-19 cases, which may further reduce interest margins, affect funding sources and demand for all of the Corporation’s products and services, and reduce the Corporation’s revenues and earnings and the value of the Corporation’s assets;

• uncertainty related to the effect of the discontinuation of the London Interbank Offered Rate at the end of 2021;

• an adverse change in the Corporation’s ability to attract new clients and retain existing ones;

• the risk that additional portions of the unrealized losses in the Corporation’s investment portfolio are determined to be credit-related, including additional charges to the allowance for credit losses related to the Corporation’s remaining $8.1 million exposure to the Puerto Rico government’s debt securities held as part of the available-for-sale securities portfolio;

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

• the effect of changes in the interest rate environment, including as a result of the impact of the COVID-19 pandemic, including the recent increase in, and any additional waves of, COVID-19 cases, on the global economy and on the Corporation’s businesses, business practices and results of operations;

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

FIRST BANCORP.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	June 30, 2020	December 31, 2019
(In thousands, except for share information)
ASSETS
Cash and due from banks	$1,203,791	$546,391
Money market investments:
Time deposits with other financial institutions	300	300
Other short-term investments	97,392	97,408
Total money market investments	97,692	97,708

Investment securities available for sale, at fair value:
Securities pledged with creditors’ rights to repledge	344,296	130,165
Other investment securities available for sale	2,378,875	1,993,360
Total investment securities available for sale, at fair value (amortized cost 2020-
$2,663,779; 2019 - $2,109,008; allowance for credit losses of $1,631 as of June 30, 2020)	2,723,171	2,123,525
Investment securities held to maturity, at amortized cost, net of allowance for credit losses
of $9,268 as of June 30, 2020 (fair value 2020 - $108,646; 2019 - $110,374)	129,265	138,675
Equity securities	36,262	38,249
Loans, net of allowance for credit losses of $319,297 (2019 - $155,139)	9,046,919	8,847,066
Loans held for sale, at lower of cost or market	38,986	39,477
Total loans, net	9,085,905	8,886,543

Premises and equipment, net	148,054	149,989
Other real estate owned (“OREO”)	96,319	101,626
Accrued interest receivable on loans and investments	62,983	50,205
Deferred tax asset, net	306,175	264,842
Other assets	206,789	213,513
Total assets	$14,096,406	$12,611,266
LIABILITIES
Non-interest-bearing deposits	$3,081,936	$2,367,856
Interest-bearing deposits	7,614,750	6,980,573
Total deposits	10,696,686	9,348,429

Securities sold under agreements to repurchase	300,000	100,000
Advances from the Federal Home Loan Bank (“FHLB”)	490,000	570,000
Other borrowings	184,150	184,150
Accounts payable and other liabilities	210,736	180,614
Total liabilities	11,881,572	10,383,193

STOCKHOLDERSʼ EQUITY
Preferred stock, authorized, 50,000,000 shares:
Non-cumulative Perpetual Monthly Income Preferred Stock: 22,004,000
shares issued, 1,444,146 shares outstanding, aggregate liquidation value of $36,104	36,104	36,104
Common stock, $0.10 par value, authorized, 2,000,000,000 shares;
222,955,394 shares issued (2019 - 222,103,721 shares issued)	22,296	22,210
Less: Treasury stock (at par value)	(480)	(474)
Common stock outstanding, 218,157,639 shares outstanding (2019 - 217,359,337 shares outstanding)	21,816	21,736
Additional paid-in capital	943,816	941,652
Retained earnings, includes legal surplus reserve of $97,586 as of June 30, 2020
and December 31, 2019	1,159,828	1,221,817
Accumulated other comprehensive income, net of tax of $7,752 at both June 30, 2020
and December 31, 2019	53,270	6,764
Total stockholdersʼ equity	2,214,834	2,228,073
Total liabilities and stockholdersʼ equity	$14,096,406	$12,611,266

The accompanying notes are an integral part of these statements.

FIRST BANCORP.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Quarter Ended		Six-Month Period Ended
	June 30,		June 30,
	2020	2019	2020	2019
(In thousands, except per share information)
Interest and dividend income:
Loans	$143,795	$151,389	$290,921	$299,014
Investment securities	14,538	14,720	30,414	30,738
Money market investments and interest-bearing cash accounts	283	3,401	2,545	6,230
Total interest income	158,616	169,510	323,880	335,982
Interest expense:
Deposits	16,997	19,103	36,651	36,595
Loans payable	18	-	21	-
Securities sold under agreements to repurchase	1,880	1,621	3,798	4,169
Advances from FHLB	2,870	3,827	5,878	7,612
Other borrowings	1,641	2,413	3,673	4,879
Total interest expense	23,406	26,964	50,021	53,255
Net interest income	135,210	142,546	273,859	282,727
Provision for credit losses:
Loans and finance leases	36,408	12,534	110,453	24,354
Unfunded loan commitments	1,343	-	3,162	(412)
Debt securities	1,263	-	2,765	-
Provision for credit losses	39,014	12,534	116,380	23,942
Net interest income after provision for credit losses	96,196	130,012	157,479	258,785
Non-interest income:
Service charges and fees on deposit accounts	4,475	5,887	10,432	11,603
Mortgage banking activities	3,686	4,395	7,474	8,022
Net (loss) gain on sales of investments	(155)	-	8,092	-
Insurance commission income	1,381	2,025	5,963	6,275
Other non-interest income	11,505	9,916	19,131	18,866
Total non-interest income	20,892	22,223	51,092	44,766
Non-interest expenses:
Employees’ compensation and benefits	39,532	40,813	82,391	80,109
Occupancy and equipment	16,376	15,834	31,503	31,889
Business promotion	2,314	3,940	5,936	7,646
Professional fees	11,968	11,671	23,761	21,981
Taxes, other than income taxes	3,577	3,737	7,457	7,557
FDIC deposit insurance	1,436	1,482	2,958	3,180
Net loss on OREO and OREO expenses	811	5,043	1,999	8,786
Credit and debit card processing expenses	3,938	3,820	7,888	7,974
Communications	1,852	1,714	3,729	3,466
Merger and restructuring costs	2,902	-	3,747	-
Other non-interest expenses	5,080	4,883	10,601	10,733
Total non-interest expenses	89,786	92,937	181,970	183,321
Income before income taxes	27,302	59,298	26,601	120,230
Income tax expense	6,046	18,011	3,079	35,629
Net income	$21,256	$41,287	$23,522	$84,601
Net income attributable to common stockholders	$20,587	$40,618	$22,184	$83,263

Net income per common share:
Basic	$0.09	$0.19	$0.10	$0.38
Diluted	$0.09	$0.19	$0.10	$0.38

The accompanying notes are an integral part of these statements.

FIRST BANCORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Quarter Ended		Six-Month Period Ended
	June 30,		June 30,
	2020	2019	2020	2019
(In thousands)
Net income	$21,256	$41,287	$23,522	$84,601
Other comprehensive income:
Unrealized (loss) gain on debt securities for which credit losses has been recognized	(537)	60	(665)	69
Reclassification adjustment for provision for credit loss expense	1,263	-	1,631	-
Reclassification adjustment for net loss (gain) included in net income on sales of
available-for-sale securities with no credit losses previously recognized	155	-	(8,092)	-
All other unrealized holding gains on available-for-sale securities	3,273	17,407	53,632	37,908
Other comprehensive income for the period	4,154	17,467	46,506	37,977
Total comprehensive income	$25,410	$58,754	$70,028	$122,578

The accompanying notes are an integral part of these statements.

FIRST BANCORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six-Month Period Ended
	June 30,	June 30,
	2020	2019
(In thousands)
Cash flows from operating activities:
Net income	$23,522	$84,601
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,928	8,904
Amortization of intangible assets	1,425	1,551
Provision for credit losses	116,380	23,942
Deferred income tax (benefit) expense	(10,000)	29,525
Stock-based compensation	2,442	2,009
Gain on sales of investment securities	(8,092)	-
Unrealized gain on derivative instruments	(2,127)	(1,188)
Net loss (gain) on disposals or sales of premises and equipment and other assets	16	(43)
Net gain on sales of loans	(3,274)	(3,844)
Net amortization/accretion of premiums, discounts and deferred loan fees and costs	(508)	(4,277)
Originations and purchases of loans held for sale	(153,728)	(164,384)
Sales and repayments of loans held for sale	157,079	175,925
Amortization of broker placement fees	310	373
Net amortization/accretion of premium and discounts on investment securities	4,327	598
Increase in accrued interest receivable	(13,433)	(4,781)
(Decrease) increase in accrued interest payable	(604)	797
Decrease in other assets	6,812	14,882
Decrease in other liabilities	(7,076)	(7,449)
Net cash provided by operating activities	122,399	157,141
Cash flows from investing activities:
Net disbursements on loans held for investment	(368,417)	(354,007)
Proceeds from sales of loans held for investment	3,610	27,722
Proceeds from sales of repossessed assets	15,310	26,950
Proceeds from sales of available-for-sale securities	277,449	-
Purchases of available-for-sale securities	(1,138,194)	(7,436)
Proceeds from principal repayments and maturities of available-for-sale securities	309,738	183,696
Proceeds from principal repayments of held-to-maturity securities	142	143
Additions to premises and equipment	(7,010)	(10,311)
Proceeds from sales of premises and equipment and other assets	-	79
Net redemptions of other investment securities	2,032	317
Proceeds from the settlement of insurance claims - investing activities	-	202
Net cash used in investing activities	(905,340)	(132,645)
Cash flows from financing activities:
Net increase in deposits	1,343,579	195,962
Net decrease in short-term borrowings	(35,000)	(50,086)
Repayments of long-term borrowings	(45,000)	-
Proceeds from long-term reverse repurchase agreements	200,000	-
Repurchase of outstanding common stock	(198)	(1,905)
Dividends paid on common stock	(21,718)	(13,039)
Dividends paid on preferred stock	(1,338)	(1,338)
Net cash provided by financing activities	1,440,325	129,594
Net increase in cash and cash equivalents	657,384	154,090
Cash and cash equivalents at beginning of period	644,099	586,203
Cash and cash equivalents at end of period	$1,301,483	$740,293
Cash and cash equivalents include:
Cash and due from banks	$1,203,791	$642,440
Money market instruments	97,692	97,853
	$1,301,483	$740,293
The accompanying notes are an integral part of these statements.

FIRST BANCORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Quarter Ended		Six-Month Period Ended
	June 30,	June 30,	June 30,	June 30,
	2020	2019	2020	2019
(In thousands)

Preferred Stock	$36,104	$36,104	$36,104	$36,104

Common Stock outstanding:
Balance at beginning of period	21,816	21,733	21,736	21,724
Common stock withheld for taxes	-	-	(5)	(17)
Restricted stock grants	-	-	85	26
Balance at end of period	21,816	21,733	21,816	21,733

Additional Paid-In-Capital:
Balance at beginning of period	942,516	938,801	941,652	939,674
Stock-based compensation	1,300	991	2,442	2,009
Common stock withheld for taxes	-	(23)	(193)	(1,888)
Restricted stock grants	-	-	(85)	(26)
Balance at end of period	943,816	939,769	943,816	939,769

Retained Earnings:
Balance at beginning of period	1,150,199	1,123,724	1,221,817	1,087,617
Impact of adoption of Accounting Standards Update No. ("ASU") 2016-13 (See Note 1)	-	-	(62,322)	-
Balance at beginning of period (as adjusted for impact of adoption of ASU 2016-13)	1,150,199	-	1,159,495	-
Net income	21,256	41,287	23,522	84,601
Dividends on common stock ($0.05 per share and $0.03 per share for the quarters ended
June 30, 2020 and 2019, respectively; $0.10 per share and $0.06 per share for the
six-month periods ended June 30, 2020 and 2019, respectively)	(10,958)	(6,534)	(21,851)	(13,072)
Dividends on preferred stock	(669)	(669)	(1,338)	(1,338)
Balance at end of period	1,159,828	1,157,808	1,159,828	1,157,808

Accumulated Other Comprehensive Income (Loss), net of tax:
Balance at beginning of period	49,116	(19,905)	6,764	(40,415)
Other comprehensive income, net of tax	4,154	17,467	46,506	37,977
Balance at end of period	53,270	(2,438)	53,270	(2,438)

Total stockholdersʼ equity	$2,214,834	$2,152,976	$2,214,834	$2,152,976

The accompanying notes are an integral part of these statements.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements (unaudited) of First BanCorp. (the “Corporation”) have been prepared in conformity with the accounting policies stated in the Corporation’s Audited Consolidated Financial Statements included in the 2019 Annual Report on Form 10-K, which were affected by the adoption, on January 1, 2020, of ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” as amended (“ASC 326”), as further described below. Certain information and note disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted from these statements pursuant to the rules and regulations of the SEC and, accordingly, these financial statements should be read in conjunction with the Audited Consolidated Financial Statements of the Corporation for the year ended December 31, 2019, which are included in the 2019 Annual Report on Form 10-K. All adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the statement of financial position, results of operations and cash flows for the interim periods have been reflected. All significant intercompany accounts and transactions have been eliminated in consolidation.

The results of operations for the quarter and six-month period ended June 30, 2020 are not necessarily indicative of the results to be expected for the entire year.

Risks and Uncertainties related to COVID-19

On March 11, 2020, the outbreak of COVID-19 (coronavirus) caused by a novel strain of the coronavirus was recognized as a pandemic by the World Health Organization, and since then has widely spread to many countries, including in the markets in which the Corporation operates. The COVID-19 pandemic has severely restricted the level of economic activity in the Corporation’s markets. In response to the COVID-19 pandemic, Puerto Rico’s Governor issued an executive order implementing a stay-at-home mandate on March 15, 2020, which she subsequently extended until May 3, 2020. In addition to mandating that every citizen stay at home except to conduct certain essential activities, the order set out a nightly curfew and a lockdown of non-essential businesses. Subsequently, the governor instituted additional restrictive measures, including limiting travel by car and requiring the use of protective equipment, such as face masks, the maintenance of a distance of at least six feet between citizens, and a curfew between 7 p.m. to 5 a.m. Some of these restrictions have been modified.

On May 1, 2020, Puerto Rico’s Governor announced a gradual reopening of the economy, allowing the reopening on May 4, 2020 of sectors such as mortgage financial services, insurance, and professional services, including lawyers, engineers, accountants and dental offices. On May 11, 2020, the construction and manufacturing sectors were allowed to resume operations. On May 21, 2020, Puerto Rico’s Governor issued an executive order that, among other things, extended the stay-at-home order and curfew issued on March 15, 2020, and expanded the list of businesses and commercial operations that were allowed to resume operations. The May 21, 2020 executive order also established preconditions for certain businesses to begin resuming operations, which preconditions include developing and submitting to the Puerto Rico Department of Labor and Human Resources a COVID-19 Exposure Control Plan and self-certification. On June 12, 2020, Puerto Rico’s Governor issued an executive order terminating the stay-at-home order effective June 16, 2020 and reducing the curfew to 10 p.m. to 5 a.m. Additionally, this executive order again expanded the categories of businesses that were allowed to resume operations to include certain food, consumer retail and high-traffic consumer and entertainment businesses. On June 28, 2020, Puerto Rico’s Governor issued an executive order that extended the curfew through July 22, 2020 and permits certain government offices to resume operations, universities and colleges to reopen, a resumption of mass transportation operations, and a reopening of certain additional businesses, subject to occupancy restrictions. On July 3, 2020, Puerto Rico’s Governor issued an executive order establishing new requirements for travelers entering Puerto Rico, including the requirement that a traveler obtain a negative COVID-19 test result within 72 hours prior to arrival, and mandatory quarantines in certain circumstances.

On July 16, 2020, amidst an increase in COVID-19 cases, Puerto Rico’s Governor issued an executive order that included, among other things, reimplementing certain prior restrictions, such as the closure of bars, gyms, marinas, theaters and casinos and restrictions in the use of beaches, and extending the curfew through July 31, 2020. Lastly, on July 31, 2020, Puerto Rico’s Governor issued an executive order that extended the curfew through August 15, 2020, extends the closure and restrictions included in the July 16, 2020 order, and bans the sale of alcohol and the operation of non-essential businesses on Sundays. As of August 2, 2020, more than 7,000 people had tested positive for COVID-19 and over 200 deaths that were caused by or related to the illness have been reported, according to data provided by the Puerto Rico government.

The Corporation’s businesses in the other jurisdictions in which it operates have also been adversely affected by the COVID-19 pandemic. On March 26, 2020, Florida’s Governor issued a stay-at-home order, and the state began to reopen essential operations through a phase-in process on May 4, 2020. On June 5, 2020, portions of Florida entered phase 2 of their reopening process. In response to a subsequent rise in the number of reported COVID-19 cases, state and local officials reimplemented significant restrictions on local businesses and social gatherings. Additionally, in the U.S. Virgin Islands, the government issued a stay-at-home order on March 23, 2020. On March 30, 2020, the U.S. Virgin Islands government issued an order extending the stay-at-home mandate through April 30, 2020 and on April 29, 2020 the USVI government issued an order lifting the stay-at-home order and permitting certain categories of businesses to resume operations, subject to safety protocols and limitations, effective May 4, 2020. The U.S. Virgin Islands tourism-based economy reopened on June 1, 2020, with new requirements for travelers and new guidance on how to conduct businesses while protecting the public health. Due to the recent increase in COVID-19 cases, bars, gaming centers and casinos are closed until further notice. The USVI is conducting routine temperature checks and health screenings at the ports of entry. No quarantine is required if travelers meet certain criteria. However, travelers whose state of residence has a COVID-19 positivity rate greater than 10 percent are required to produce evidence of a negative COVID-19 antigen test result that was received within five days prior to travel to the USVI.

The Corporation’s business, financial condition and results of operations generally rely upon the ability of the Corporation’s borrowers to repay their loans, the value of collateral underlying the Corporation’s secured loans, and demand for loans and other products and services that the Corporation offers, which are highly dependent on the business environment in the Corporation’s primary markets in which it operates. Governments globally intervened with fiscal policies to mitigate the impact, including the Coronavirus Aid, Relief, and Economic Security Act of 2020 (the “CARES Act of 2020”) in the U.S., which aimed to provide economic relief to businesses and individuals. Some of these provisions may improve the ability of impacted borrowers to repay their loans, including by providing direct cash payments to eligible taxpayers below specified income limits, including Puerto Rico residents, expanded unemployment insurance benefits and eligibility, and relief designed to prevent layoffs and business closures at small businesses. In addition, the Puerto Rico Government and the PROMESA oversight board has allocated over $900 million aimed to stimulate the Puerto Rico economy and provide cash flow relief to those affected by the COVID-19 pandemic.

The COVID-19 pandemic, and governmental, regulatory authorities’, and societal responses have also affected the Corporation’s financial results. The COVID-19 pandemic and its associated impacts on trade (including supply chains and export levels), travel, underemployment and unemployment, consumer spending, residential and commercial construction and other economic activities has resulted in less economic activity, volatile equity market valuations and significant volatility and disruption in financial markets. For instance, on March 3, 2020, the Federal Reserve reduced the target federal funds rate by 50 basis points, followed by an additional reduction of 100 basis points on March 16, 2020. These reductions in interest rates and economic uncertainties, as a result of the spread of COVID-19, have adversely affected and might further adversely affect the Corporation’s results of operations. The Corporation may experience other financial impacts, including as a result of the recent increase in, and any additional waves of, COVID-19 cases, though such potential impacts are unknown at this time.

Financial results for the six-month period ended June 30, 2020 included the effect of a reserve build of $88.9 million (i.e., the amount by which the provision for credit losses of $116.4 million exceeds net charge-offs of $27.5 million), driven by the effect of the COVID-19 pandemic on forecasted economic conditions considered for the determination of the Allowance for Credit Losses (“ACL”), as further discussed below. In addition to the impact of COVID-19 on the Corporation’s ACL, the COVID-19 pandemic and the various stay-at-home and lockdown orders have resulted in a reduction of the Corporation’s transaction fee income, such as that from credit and debit cards, automated teller machines (ATMs), point-of-sale transactions, a reduction in the Corporation’s volume of loan originations and closings, and an increase in deposit balances resulting from benefits received by customers, which requires the Corporation to maintain higher liquidity levels. Further, the lower interest rate environment and disruptions in loan origination and closing processes has adversely affected the Corporation’s net interest income and margin.

In working with borrowers affected by the COVID-19 pandemic, the Corporation implemented payment deferral programs to alleviate the hardships being experienced by the Corporation’s borrowers. The payment deferral programs, which the Corporation implemented in March 2020, provided deferred repayment arrangements up to June 30, 2020 to consumer borrowers (i.e., residential mortgages, personal loans, auto loans, finance leases, small loans, and credit cards) who qualify for the program based on, among other things, the delinquency status of the loan on March 16, 2020, with the possibility of further extension up to September 30, 2020, if needed (August 31, 2020 in the case of credit card or individual lines of credit). For commercial loans, any request for payment deferral is analyzed on a case by case basis. As of June 30, 2020, the Corporation had under deferred payment arrangements approximately $3.4 billion, or 36%, of its total loan portfolio consisting of 5,860 residential mortgage loans totaling $849.6 million, 69,619 consumer loans totaling $784.0 million, and 726 commercial and construction loans totaling $1.7 billion. Most of these deferred repayment arrangements have been done under the provisions of the Section 4013 of the CARES Act of 2020 or the Revised Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (the “Interagency Revised Statement”). In addition, moratoriums on loan repayments for consumer and residential mortgage products in Puerto Rico are mandated by local law. On July 15, 2020, Puerto Rico’s Governor signed a Senate Joint Resolution that extended the moratorium period on residential mortgage loans by two additional months (up to August 2020) for those borrowers that have been affected by the pandemic and were current in their payments. A loan modification covered by the provisions of the CARES Act of 2020 and the Interagency Revised Statement is not required to be considered as a troubled debt restructuring (“TDR”) loan unless the borrower was previously experiencing financial difficulty and the concession granted was significant in relation to the exposure based on criteria established by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC” or “Codification”) Subtopic 310-40, “Receivables-Troubled Debt Restructurings by Creditors.”

In addition, as a certified Small Business Administration (“SBA”) lender, the Corporation is participating in the SBA Paycheck Protection Program (“PPP”) to help provide loans to the Corporation’s small business customers to provide them with additional working capital. During the second quarter of 2020, the Corporation originated 5,423 loans under this program, totaling approximately $375.2 million, of which $368.7 million (book value - $359.6 million) was still outstanding as of June 30, 2020. Furthermore, as of July 31, 2020, the Corporation had received approvals for 632 additional client applications and funded $14.9 million during the month of July. These loans provide for below market interest rates, thereby adversely affecting net interest margins.

As of June 30, 2020, the Corporation’s and the Bank’s capital ratios were well in excess of all regulatory requirements and the Corporation maintained high liquidity levels with the cash and liquid securities to total assets ratio exceeding 21.0%, compared to 15.8% as of December 31, 2019. As of June 30, 2020, the Corporation had approximately $386.4 million in available unused lines of credit at the Federal Home Loan Bank, and $997.1 million availability in the Primary Credit FED Discount Window Program.

While most industries have and will continue to experience adverse impacts as a result of the COVID-19 pandemic in the immediate future, higher increases in the ACL were made for loans in the hospitality, office and retail real estate industries in the quarter and six-month period ended June 30, 2020. The exposure to these industries represented approximately 31% of the total construction and commercial loan portfolio as of June 30, 2020. We have continued to monitor unfunded commitments for evidence of increased credit exposure as borrowers utilize these lines for liquidity given the pandemic. Thus far, however, the amount of draws has not increased significantly due to the COVID-19 pandemic as of July 31, 2020.

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

Adoption of New Accounting Requirements and Recently Issued but Not Yet Effective Accounting Requirements

Accounting for Financial Instruments – Credit Losses

On January 1, 2020, the Corporation adopted ASC 326, which replaces the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology to estimate the ACL for the remaining estimated life of certain financial assets. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loans held for investment and held-to-maturity debt securities. It also applies to off-balance sheet credit exposures not accounted for as insurance (e.g., unfunded loan commitments, standby letters of credit, financial guarantees, and other similar instruments). In addition, ASC 326 made changes to the accounting for available-for-sale debt securities. One such change is to require credit losses to be presented as an allowance rather than as a write-down on available-for-sale debt securities that management does not intend to sell or believes that it is more likely than not that the Corporation will not be required to sell such securities.

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

The following table illustrates the transition adjustment impact of ASC 326:

(In thousands)	January 1, 2020
	ACL Under ASC 326	Pre-ASC 326	Impact of ASC 326
	Adoption Date	Adoption	Adoption

Assets:
ACL on debt securities held to maturity	$8,134	$-	$8,134

ACL on loans and finance leases
Residential mortgage loans	$94,643	$44,806	$49,837
Commercial mortgage loans	19,888	39,194	(19,306)
Commercial and Industrial loans	29,929	15,198	14,731
Construction loans	3,167	2,370	797
Consumer loans	88,677	53,571	35,106
Total ACL on loans and finance leases	$236,304	$155,139	$81,165

Liabilities:
ACL on off-balance sheet credit exposure	$3,922	$-	$3,922

Pre-tax effect in beginning retained earnings	$248,360	$155,139	$93,221

Balance sheet reclassification (1)			434

Tax effect			(31,333)

After-tax effect in beginning retained earnings			$62,322

(1)Reflects the effect of the release of the excess of the previously-established ACL for loans purchased with credit deterioration (“PCD”) over the ACL determined for such loans following the CECL methodology, which resulted in a corresponding decrease to loans.

The Corporation adopted ASC 326 using the prospective transition approach for PCD loans that were previously classified as purchased credit impaired (“PCI”) loans and accounted for under ASC Topic 310-30 (ASC 310-30). As allowed by ASC 326, the Corporation elected to maintain pools of loans accounted for under ASC 310-30 as “units of accounts,” conceptually treating each pool as a single asset. As of June 30, 2020, such PCD loans consisted of $131.9 million of residential mortgage loans and $2.5 million of commercial mortgage loans acquired by the Corporation as part of previously completed asset acquisitions. These previous transactions include a transaction closed on February 27, 2015, in which FirstBank acquired 10 Puerto Rico branches of Doral Bank, acquired certain assets, including PCD loans, and assumed deposits, through an alliance with Banco Popular of Puerto Rico, which was the successful lead bidder with the FDIC on the failed Doral Bank, as well as other co-bidders, and the acquisition from Doral Financial in the first quarter of 2014 of all of its rights, title and interest in first and second residential mortgage loans in full satisfaction of secured borrowings owed by such entity to FirstBank. As the Corporation elected to maintain pools of units of account for loans previously accounted for under ASC 310-30, the Corporation is not able to remove loans from the pools until they are paid off, written off or sold (consistent with the previous practice), but is required to follow ASC 326 for purposes of the ACL. Regarding interest income recognition, the prospective transition approach for PCD loans was applied at a pool level, which froze the effective interest rate of the pools as of January 1, 2020. According to regulatory guidance, the determination of nonaccrual or accrual status for PCD loans that the Corporation has elected to maintain in previously existing pools pursuant to the policy election right upon adoption of ASC 326 should be made at the pool level, not the individual asset level. In addition, the guidance provides that the Corporation can continue accruing interest and not report the PCD loans as being in nonaccrual status if the following criteria are met: (i) the Corporation can reasonably estimate the timing and amounts of cash flows expected to be collected, and (ii) the Corporation did not acquire the asset primarily for the rewards of ownership of the underlying collateral, such as use of collateral in operations or improving the collateral for resale. Thus, the Corporation continues to exclude these pools of PCD loans from nonaccrual loan statistics. In accordance with ASC 326, the Corporation did not reassess whether modifications to individual acquired loans accounted for within pools were TDR as of the date of adoption.

The Corporation adopted ASC 326 using the prospective transition approach for debt securities for which other-than-temporary impairment (“OTTI”) had been recognized prior to January 1, 2020, such as available-for-sale private label mortgage-backed securities (“MBS”). As a result, the amortized cost basis for such debt securities remained the same before and after the effective date of ASC 326. The effective interest rate on these debt securities was not changed. Amounts previously recognized in accumulated other comprehensive income (“OCI”) as of January 1, 2020 relating to improvements in cash flows expected to be collected will be accreted into income over the remaining life of the asset. Recoveries of amounts previously written off relating to improvements in cash flows after January 1, 2020 will be recorded in earnings when received.

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

Trading — Securities that are bought and held principally for the purpose of selling them in the near term. These securities are carried at fair value, with unrealized gains and losses reported in earnings. As of June 30, 2020 and December 31, 2019, the Corporation did not hold investment securities for trading purposes.

Available-for-sale — Securities not classified as held-to-maturity or trading. These securities are carried at fair value, with unrealized holding gains and losses, net of deferred taxes, reported in OCI as a separate component of stockholders’ equity. The unrealized holding gains and losses do not affect earnings until they are realized, or an ACL is recorded.

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

Premiums and discounts on debt securities are amortized as an adjustment to interest income on investments over the life of the related securities under the interest method without anticipating prepayments, except for MBS where prepayments are anticipated. Premiums on callable debt securities, if any, are amortized to the earliest call date. Purchases and sales of securities are recognized on a trade-date basis. Gains and losses on sales are determined using the specific identification method.

A debt security is placed on nonaccrual status at the time any principal or interest payments become 90 days delinquent. Interest accrued but not received for a security placed on non-accrual is reversed against interest income. No debt security is in a nonaccrual status as of June 30, 2020 and December 31, 2019.

Allowance for Credit Losses – Held-to-Maturity Debt Securities: The Corporation measures expected credit losses on held-to-maturity securities by major security type. As of June 30, 2020, the held-to-maturity securities portfolio consisted of Puerto Rico municipal bonds totaling $138.5 million. Approximately 70% of the held-to-maturity municipal bonds were issued by three of the largest municipalities in Puerto Rico. The vast majority of revenues of these three municipalities is independent of the Puerto Rico central government. These obligations typically are not issued in bearer form, nor are they registered with the SEC, and are not rated by external credit agencies. In most cases, these bonds have priority over the payment of operating costs and expenses of the municipality, which are required by law to levy special property taxes in such amounts as are required for the payment of all of their respective general obligation bonds and loans. Accrued interest receivable on held-to-maturity debt securities totaled $3.6 million as of June 30, 2020 ($3.9 million as of December 31, 2019) and was excluded from the estimate of credit losses.

The ACL for the held-to-maturity Puerto Rico municipal bonds ($9.3 million as of June 30, 2020) considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. These financing arrangements with Puerto Rico municipalities were issued in bond form and accounted for as securities but underwritten as loans with features that are typically found in commercial loans. Accordingly, similar to commercial loans, an internal risk rating (i.e., pass, special mention, substandard, doubtful, loss) is assigned to each bond at the time of issuance and monitored on a continuous basis with a formal assessment completed, at a minimum, on a quarterly basis. The Corporation determines the ACL for held-to-maturity Puerto Rico municipal bonds based on the product of a cumulative probability of default (PD) and loss given default (LGD), and the amortized cost basis of each bond over its remaining expected life. PD estimates represent the point-in-time as of which the PD is developed, updated quarterly based on, among other things, the payment performance experience, financial performance and market value indicators, and current and forecasted relevant forward-looking macroeconomic variables over the expected life of the bonds to determine a lifetime term structure PD curve. LGD estimates are determined based on, among other things, historical charge-off events and recovery payments (if any), government sector historical loss experience, as well as relevant current and forecasted macroeconomic expectations of variables, such as unemployment rates, interest rates, and market risk factors based on industry performance, to determine a lifetime term structure LGD curve. Under this approach, all future period losses for each instrument are calculated using the PD and LGD loss rates derived from the term structure curves applied to the amortized cost basis of each bond. For the relevant macroeconomic expectations of variables, the methodology considers an initial forecast period (“reasonable and supportable period”) of 2 years and a reversion period of up to 3 years, utilizing a straight-line approach and reverting back to the historical macroeconomic mean. After the reversion period, the Corporation uses a historical loss forecast period covering the remaining contractual life based on the changes in key historical economic variables during representative historical expansionary and recessionary periods.

Refer to Note 5, - Investment Securities, to the consolidated financial statements for additional information about reserve balances for held-to-maturity debt securities, activity during the period, and information about changes in circumstances that caused changes in the ACL for held-to-maturity debt securities during the second quarter and first six months of 2020.

Allowance for Credit Losses – Available-for-Sale Debt Securities: For available-for-sale debt securities in an unrealized loss position, the Corporation first assesses whether it intends to sell, or it is more likely than not that it will be required to sell, the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written off to fair value through income. For available-for-sale debt securities that do not meet the aforementioned criteria, the Corporation evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the cash position of the issuer and its cash and capital generation capacity, which could increase or diminish the issuer’s ability to repay its bond obligations, the extent to which the fair value is less than the amortized cost basis, any adverse change to the credit conditions and liquidity of the issuer, taking into consideration the latest information available about the financial condition of the issuer, credit ratings, the failure of the issuer to make scheduled principal or interest payments, recent legislation and government actions affecting the issuer’s industry, and actions taken by the issuer to deal with the economic climate. The Corporation also takes into consideration changes in the near-term prospects of the underlying collateral of a security, if any, such as changes in default rates, loss severity given default, and significant changes in prepayment assumptions and the level of cash flows generated from the underlying collateral, if any, supporting the principal and interest payments on the debt securities. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security is compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and the Corporation records an ACL for the credit loss, limited by the amount by which the fair value is less than the amortized cost basis. The Corporation recognizes in OCI any impairment that has not been recorded through an ACL.

The Corporation records changes in the ACL as a provision for (or reversal of) credit loss expense. Losses are charged against the allowance when management believes the uncollectibility of an available-for-sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met.

The ACL for available-for-sale securities as of June 30, 2020 amounted to $1.6 million. Available-for-sale debt securities held by the Corporation at quarter-end primarily consisted of securities issued by U.S. government-sponsored entities (“GSEs”), private label MBS, and certain bonds issued by the Puerto Rico Housing Finance Authority (“PRHFA”), a government instrumentality of the Commonwealth of Puerto Rico. Given the explicit and implicit guarantees provided by the U.S. federal government, the Corporation believes the credit risk in securities issued by the GSEs is low. The Corporation’s credit loss-impairment assessment was concentrated on private label MBS and PRHFA debt securities. For further information, including the methodology and assumptions used for the discounted cash flow analyses performed on private label MBS and bonds issued by the PRHFA, refer to Note 5, – Investment Securities, and Note 24, – Fair Value, to the consolidated financial statements. Accrued interest receivable on available-for-sale debt securities totaled $6.5 million as of June 30, 2020 ($5.5 million as of December 31, 2019) and is excluded from the estimate of credit losses.

Loans Held for Investment: Loans that the Corporation has the ability and intent to hold for the foreseeable future are classified as held for investment and are reported at amortized cost, net of its ACL. The substantial majority of the Corporation’s loans are classified as held for investment. Amortized cost is the principal outstanding balance, net of unearned interest, cumulative charge-offs, unamortized deferred origination fees and costs, and unamortized premiums and discounts. The Corporation reports credit card loans at their outstanding unpaid principal balance plus uncollected billed interest and fees net of such amounts deemed uncollectible. Accrued interest receivable on loans totaled $50.9 million as of June 30, 2020 ($39.1 million as of December 31, 2019), was reported as part of accrued interest receivable on loans and investment securities in the consolidated statements of financial condition, and is excluded from the estimate of credit losses. Interest income is accrued on the unpaid principal balance. Fees collected and costs incurred in the origination of new loans are deferred and amortized using the interest method or a method that approximates the interest method over the term of the loan as an adjustment to interest yield. Unearned interest on certain personal loans, auto loans and finance leases and discounts and premiums are recognized as income under a method that approximates the interest method. When a loan is paid-off or sold, any unamortized net deferred fee (cost) is credited (charged) to income.

Nonaccrual and Past-Due Loans - Loans on which the recognition of interest income has been discontinued are designated as nonaccrual. Loans are classified as nonaccrual when they are 90 days past due for interest and principal, with the exception of residential mortgage loans guaranteed by the Federal Housing Administration (the “FHA”), the Veterans Administration (the “VA”) or the PRHFA and credit card loans. It is the Corporation’s policy to report delinquent mortgage loans insured by the FHA, or guaranteed by the VA or the PRHFA, as loans past due 90 days and still accruing as opposed to nonaccrual loans since the principal repayment is insured or guaranteed. However, the Corporation discontinues the recognition of income relating to FHA/VA loans when such loans are over 15 months delinquent, taking into consideration the FHA interest curtailment process, and relating to PRHFA loans when such loans are over 90 days delinquent. Credit card loans continue to accrue finance charges and fees until charged off at 180 days. Loans generally may be placed on nonaccrual status prior to when required by the policies described above when the full and timely collection of interest or principal becomes uncertain (generally based on an assessment of the borrower’s financial condition and the adequacy of collateral, if any). When a loan is placed on nonaccrual status, any accrued but uncollected interest income is reversed and charged against interest income and amortization of any net deferred fees is suspended. The amount of accrued interest reversed against interest income totaled $0.3 million and $0.8 million for the quarter and six-month period ended June 30, 2020, respectively. Interest income on nonaccrual loans is recognized only to the extent it is received in cash. However, when there is doubt regarding the ultimate collectability of loan principal, all cash thereafter received is applied to reduce the carrying value of such loans (i.e., the cost recovery method). Under the cost-recovery method, interest income is not recognized until the loan balance is reduced to zero. Generally, the Corporation returns a loan to accrual status when all delinquent interest and principal becomes current under the terms of the loan agreement, or after a sustained period of repayment performance (6 months) and the loan is well secured and in the process of collection, and full repayment of the remaining contractual principal and interest is expected. Regarding interest income recognition for PCD loans, the prospective transition approach for PCD assets required by ASC 326 was applied at a pool level, which froze the effective interest rate of the pools as of January 1, 2020. PCD loan pools accounted for as a single unit of accounting are not reported as nonaccrual as long as the Corporation is able to reasonably estimate the timing and amounts of cash flows expected to be collected. Loans that are past due 30 days or more as to principal or interest are considered delinquent, with the exception of residential mortgage, commercial mortgage, and construction loans, which are considered past due when the borrower is in arrears on two or more monthly payments.

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

Troubled Debt Restructurings - A restructuring of a loan constitutes a TDR if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. TDR loans are classified as either accrual or nonaccrual loans. Loans in accrual status may remain in accrual status when their contractual terms have been modified in a TDR if the loans had demonstrated performance prior to the restructuring and payment in full under the restructured terms is expected. Otherwise, loans on nonaccrual status and restructured as TDRs will remain on nonaccrual status until the borrower has proven the ability to perform under the modified structure, generally for a minimum of six months, and there is evidence that such payments can, and are likely to, continue as agreed.

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

Loans individually evaluated for credit loss determination - Loans are individually evaluated for purposes of the ACL determination when, based upon current information and events, including consideration of internal credit risk ratings, the Corporation assesses that it is probable that it will be unable to collect all amounts due (including principal and interest) according to the contractual terms of the loan agreement, primarily collateral dependent commercial and construction loans, or loans that have been modified or are reasonably expected to be modified in a TDR (except for credit cards, personal loans and nonaccrual auto loans). The Corporation individually evaluates loans having balances of $500 thousand or more and with the aforementioned conditions in the construction, commercial mortgage, and commercial and industrial portfolios. The Corporation also evaluates individually for ACL purposes certain residential mortgage loans and home equity lines of credit with high delinquency levels. Interest income on loans individually evaluated for ACL determination is recognized based on the Corporation’s policy for recognizing interest on accrual and nonaccrual loans.

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

The Corporation estimates the allowance using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Historical credit loss experience is a significant input for the estimation of expected credit losses, as well as adjustments to historical loss information made for differences in current loan-specific risk characteristics, such as any difference in underwriting standards, portfolio mix, delinquency level, or term. Additionally, the Corporation’s assessment involves evaluating key factors, which include credit and macroeconomic indicators, such as changes in unemployment rates, property values, and other relevant factors, to account for current and forecasted market conditions that are likely to cause estimated credit losses over the life of the loans to differ from historical credit losses. Expected credit losses are estimated over the contractual term of the loans, adjusted by prepayments when appropriate. The contractual term excludes expected extensions, renewals, and modifications unless either of the following applies: the Corporation has a reasonable expectation at the reporting date that a TDR will be executed with an individual borrower or the extension or renewal options are included in the original or modified contract at the reporting date and are not unconditionally cancellable by the Corporation.

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

Residential mortgage – Residential mortgage loans are loans secured by residential real property together with the right to receive the payment of principal and interest on the loan. The majority of the Corporation’s residential loans are first lien closed-end loans secured by 1-4 single-family residential properties. As of June 30, 2020, the Corporation’s outstanding balance of residential mortgages in the Puerto Rico and Virgin Islands regions were fixed-rate loans, while in the Florida region approximately 57% of the residential mortgage loan portfolio consisted of hybrid adjustable rate mortgages. For purposes of the ACL determination, the Corporation stratifies the portfolio by two main regions (i.e., Puerto Rico/Virgin Islands region and Florida region) and by the following two classes: (i) government-guaranteed residential mortgage loans, and (ii) conventional mortgage loans. Government-guaranteed loans are those originated to qualified borrowers under the FHA and the VA standards. Originated loans that meet the FHA’s standards qualify for the FHA’s insurance program whereas loans that meet the standards of the VA are guaranteed by such entity. No credit losses are determined for loans insured or guaranteed by the FHA or the VA due to the explicit guarantee of the U.S. federal government. Residential mortgage loans that do not qualify under the FHA or VA programs are referred to as conventional residential mortgage loans.

For conventional residential mortgage loans, the Corporation calculates the ACL using a PD/LGD modeled approach, or individually for collateral dependent loans with high delinquency levels or loans that have been modified or are reasonably expected to be modified in a TDR. The ACL for residential mortgage loans measured using a PD/LGD model is calculated based on the product of a PD, LGD, and the amortized cost basis determined for each loan over the remaining expected life of the loan, considering prepayments. PD estimates represent the point-in-time as of which the PD is developed for each residential mortgage loan, updated quarterly based on, among other things, historical payment performance and relevant current and forward-looking macroeconomic variables, such as regional unemployment rates, over the expected life of the loans to determine a lifetime term structure PD curve. The Corporation determines LGD estimates based on, among other things, historical charge-off events and recovery payments, loan-to-value attributes, and relevant current and forecasted macroeconomic variables expectations, such as the regional housing price index, to determine a lifetime term structure LGD curve. Under this approach, the Corporation calculates losses for each loan for all future periods using the PD and LGD loss rates derived from the term structure curves applied to the amortized cost basis of the loans, considering prepayments. For loans that have been modified or are reasonably expected to be modified in a TDR and loans previously-charged off to their respective realizable values, the Corporation determines the ACL based on a risk-adjusted discounted cash flow methodology using PDs and LGDs developed as explained above. Under this approach, all future cash flows (interest and principal) for each loan are adjusted by the PDs and LGDs derived from the term structure curves and prepayments and then discounted at the effective interest rate as of the reporting date (or original rate for TDRs) to arrive at the net present value of future cash flows. For these loans, the estimated credit loss amount recorded in a period represents the excess of the loss amount resulting from the model in excess of any previously-recorded partial charge-off of the loan. Residential mortgage loans that are 180 days or more past due are considered collateral dependent loans and are individually reviewed and charged-off, as needed, to the fair value of the collateral.

Commercial mortgage – Commercial mortgage loans are loans secured primarily by commercial real estate properties for which the primary source of repayment comes from rent and lease payments that are generated by an income-producing property. For purposes of the ACL determination, the Corporation stratifies the portfolio by two main regions (i.e., Puerto Rico/Virgin Islands region and Florida region). An internal risk rating (i.e., pass, special mention, substandard, doubtful, loss) is assigned to each loan at the time of origination and monitored on a continuous basis with a formal assessment completed quarterly, at a minimum. For commercial mortgage loans, the Corporation calculates the ACL using a PD/LGD modeled approach, or individually for those loans that meet the definition of collateral dependent loans or loans that have been modified or are reasonably expected to be modified in a TDR. The ACL for commercial mortgage loans measured using a PD/LGD model is calculated based on the product of a cumulative PD and LGD, and the amortized cost basis determined for each loan over the remaining expected life of the loan, considering prepayments. PD estimates represent the point-in-time as of which the PD is developed for each commercial mortgage loan, updated quarterly based on, among other things, the payment performance experience, industry historical loss experience, property type, occupancy, and relevant current and forward-looking macroeconomic variables over the expected life of the loans to determine a lifetime term structure PD curve. The Corporation determines LGD estimates based on historical charge-off events and recovery payments, industry historical loss experience, specific attributes of the loans such as loan-to-value, debt service coverage ratios, and net operating income, as well as relevant current and forecasted macroeconomic variables expectations, such as real estate price indexes, the gross domestic product (“GDP”), interest rates, and unemployment rates, among others, to determine a lifetime term structure LGD curve. Under this approach, the Corporation calculates losses for each loan for all future periods using the PD and LGD loss rates derived from the term structure curves applied to the amortized cost basis of the loans, considering prepayments. The ACL for collateral dependent loans, including loans modified or reasonably expected to be modified in a TDR, is determined based on the fair value of the collateral at the reporting date, adjusted for undiscounted selling costs as appropriate.

Commercial and Industrial – Commercial and Industrial (“C&I”) loans are unsecured and secured loans for which the primary source of repayment comes from the ongoing operations and activities conducted by the borrower and not from rental income or the sale or refinancing of any underlying real estate collateral; thus, credit risk is largely dependent on the commercial borrower’s current and expected financial condition. As of June 30, 2020, the C&I loan portfolio consisted of loans granted to large corporate customers as well as middle-market customers across several industries, and the government sector. For purposes of the ACL determination, the Corporation stratifies the C&I portfolio by two main regions (i.e., Puerto Rico/Virgin Islands region and Florida region). An internal risk rating (i.e., pass, special mention, substandard, doubtful, loss) is assigned to each loan at the time of origination and monitored on a continuous basis with a formal assessment completed quarterly, at a minimum. For C&I loans, the Corporation calculates ACL using a PD/LGD modeled approach, or, in some cases, based on a risk-adjusted discounted cash flow method or the fair value of the collateral. The ACL for C&I loans measured using a PD/LGD model is calculated based on the product of a cumulative PD and LGD, and the amortized cost basis determined for each loan over the remaining expected life of the loan, considering prepayments. PD estimates represent the point-in-time as of which the PD is developed for each C&I loan, updated quarterly based on the industry historical loss experience, financial performance and market value indicators, and current and forecasted relevant forward-looking macroeconomic variables over the expected life of the loans to determine a lifetime term structure PD curve. The corporation determines LGD estimates based on historical charge-off events and recovery payments, industry historical loss experience, specific attributes of the loans, such as loan to value, as well as relevant current and forecasted macroeconomic variables expectations, such as, unemployment rates, interest rates, and market risk factors based on industry performance and the equity market, to determine a lifetime term structure LGD curve. Under this approach, the Corporation calculates losses for each loan for all future periods using the PD and LGD loss rates derived from the term structure curves applied to the amortized cost basis of the loans, considering prepayments. The Corporation determines the ACL for those C&I loans that it has determined, based upon current information and events, that it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms, and for any non-collateral dependent C&I loans that have been modified or are reasonably expected to be modified in a TDR, based on a risk-adjusted discounted cash flow methodology using PDs and LGDs developed as explained above. Under this approach, the Corporation adjusts all future cash flows (interest and principal) for each loan by the PDs and LGDs derived from the term structure curves and prepayments and then discounted at the effective interest rate as of the reporting date (original rate for TDRs) to arrive at the net present value of future cash flows and the ACL is calculated as the excess of the amortized cost basis over the net present value of future cash flows. The ACL for collateral dependent C&I loans is determined based on the fair value of the collateral at the reporting date, adjusted for undiscounted selling costs as appropriate.

Construction – As of June 30, 2020, construction loans consisted generally of loans secured by real estate made to finance the construction of industrial, commercial, or residential buildings and include loans to finance land development in preparation for erecting new structures. These loans involve an inherent higher level of risk and sensitivity to market conditions. Demand from prospective tenants or purchasers may erode after construction begins because of a general economic slowdown. For purposes of the ACL determination, the Corporation stratifies the construction loan portfolio by two main regions (i.e., Puerto Rico/Virgin Island region and Florida region). An internal risk rating (i.e., pass, special mention, substandard, doubtful, loss) is assigned to each loan at the time of origination and monitored on a continuous basis with a formal assessment completed, at a minimum, on a quarterly basis. For construction loans, the Corporation calculates the ACL using a PD/LGD modeled approach, or individually for those loans that meet the definition of collateral dependent loans or loans that have been modified or are reasonably expected to be modified in a TDR. The ACL for construction loans measured using a PD/LGD model is calculated based on the product of a cumulative PD and LGD, and the amortized cost basis determined for each loan over the remaining expected life of the loan, considering prepayments. PD estimates represent the point-in-time as of which the PD is developed for each construction loan, updated quarterly based on, among other things, historical payment performance experience, industry historical loss experience, underlying type of collateral, and relevant current and forward-looking macroeconomic variables over the expected life of the loans to determine a lifetime term structure PD curve. The Corporation determines LGD estimates based on historical charge-off events and recovery payments, industry historical loss experience, specific attributes of the loans, such as loan-to-value, debt service coverage ratios, and relevant current and forecasted macroeconomic variables expectations, such as unemployment rates, GDP, interest rates, and real estate price indexes, to determine a lifetime term structure LGD curve. Under this approach, the Corporation calculates losses for each loan for all future periods using the PD and LGD loss rates derived from the term structure curves applied to the amortized cost basis of the loans, considering prepayments. The ACL for collateral dependent loans, including loans modified or reasonably expected to be modified in a TDR, is determined based on the fair value of the collateral at the reporting date, adjusted for undiscounted selling costs as appropriate.

Consumer – As of June 30, 2020, consumer loans generally consisted of unsecured and secured loans extended to individuals for household, family, and other personal expenditures, including several classes of products. For purposes of the ACL determination, the Corporation stratifies the portfolio by two main regions (i.e., Puerto Rico/Virgin Islands region and Florida region) and by the following five classes: (i) auto loans; (ii) finance leases; (iii) credit cards; (iv) personal loans; and (v) other consumer loans, such as open-end home equity revolving lines of credit and other types of consumer credit lines, among others.

For auto loans and finance leases, the Corporation calculates the ACL using a PD/LGD modeled approach, or individually for loans modified or reasonably expected to be modified in a TDR and performing in accordance with restructured terms. The ACL for auto loans and finance leases measured using a PD/LGD model is calculated based on the product of a PD, LGD, and the amortized cost basis determined for each loan over the remaining expected life of the loan, considering prepayments. PD estimates represent the point-in-time as of which the PD is developed for each loan, updated quarterly based on, among other things, the historical payment performance and relevant current and forward-looking macroeconomic variables, such as regional unemployment rates, over the expected life of the loans to determine a lifetime term structure PD curve. The Corporation determines LGD estimates primarily based on historical charge-off events and recovery payments to determine a lifetime term structure LGD curve. Under this approach, the Corporation calculates losses for each loan for all future periods using the PD and LGD loss rates derived from the term structure curves applied to the amortized cost basis of the loans, considering prepayments. For loans modified or reasonably expected to be modified in a TDR and performing in accordance with restructured terms, the Corporation determines the ACL based on a risk-adjusted discounted cash flow methodology using PDs and LGDs developed as explained above. Under this approach, all future cash flows (interest and principal) for each loan are adjusted by the PDs and LGDs derived from the term structure curves and prepayments and then discounted at the effective interest rate of the loan prior to the restructuring to arrive at the net present value of future cash flows and the ACL is calculated as the excess of the amortized cost basis over the net present value of future cash flows for each loan.

For the credit card and personal loan portfolios, the Corporation determines the ACL on a pool basis based on a product of PDs and LGDs developed considering historical losses for each origination vintage by length of loan terms, by geography, and by credit score. The PD and LGD for each cohort consider key macroeconomic variables, such as regional GDP, unemployment rates, and retail sales, among others. Under this approach, all future period losses for each instrument are calculated using the PDs and LGDs applied to the amortized cost basis of the loans, considering prepayments.

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

Refer to Note 8, - Allowance for Credit Losses for Loans and Finance Leases, to the consolidated financial statements for additional information about reserve balances for each portfolio, activity during the period, and information about changes in circumstances that caused changes in the ACL for loans and finance leases during the quarter and six-month period ended June 30, 2020.

Allowance for Credit Losses on Off-Balance Sheet Credit Exposures: The Corporation estimates expected credit losses over the contractual period in which the Corporation is exposed to credit risk via a contractual obligation to extend credit, unless the obligation is unconditionally cancellable by the Corporation. The ACL on off-balance sheet credit exposures is adjusted as a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. As of June 30, 2020, the off-balance sheet credit exposures primarily consisted of unfunded loans commitments and standby letters of credit for commercial and construction loans. The Corporation utilized the PDs and LGDs derived from the above-explained methodologies for the commercial and construction loan portfolios. Under this approach, all future period losses for each loan are calculated using the PD and LGD loss rates derived from the term structure curves applied to the usage given default exposure. The ACL on off-balance sheet credit exposures is included as part of accounts payable and other liabilities in the consolidated statement of financial condition with adjustments included as part of the provision for credit loss expense in the consolidated statements of income.

Refer to Note 8, - Allowance for Credit Losses for Loans and Finance Leases, to the consolidated financial statements for additional information about reserve balances for unfunded loan commitments, activity during the period, and information about changes in circumstances that caused changes in the ACL for loans and finance leases during the quarter and six-month period ended June 30, 2020.

Allowance for Credit Losses on Other Assets Measured at Amortized Cost: The Corporation also estimates expected credit losses for certain accounts receivable, primarily claims from government-guaranteed loans, loan servicing-related receivables, and other receivables. The adoption of ASC 326 did not result in an adjustment to retained earnings at the time of adoption on January 1, 2020, and a material change was not reflected during the quarter and six-month period ended June 30, 2020. The ACL on other assets measured at amortized cost is included as part of other assets in the consolidated statement of financial condition with adjustments included as part of other non-interest expenses in the consolidated statements of income.

Subsequent Measurement of Goodwill

In January 2017, the FASB updated the Codification to simplify the subsequent measurement of goodwill by eliminating Step 2 from the two-step goodwill impairment test. Step 1 involves a comparison of the estimated fair value of the reporting unit to its carrying value, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is not considered impaired. If the carrying value exceeds the estimated fair value, there is an indication of potential impairment and a second step is required to measure the amount of the impairment. Step 2, when necessary, calculated an implied fair value of the goodwill impairment for each reporting unit for which Step 1 indicated a potential impairment. The 2017 guidance provides that a goodwill impairment test must be conducted by comparing the fair value of a reporting unit with its carrying amount. Entities must recognize an impairment charge for goodwill that is equal to the excess of the carrying amount over the reporting unit’s fair value. Entities have the option to perform a qualitative assessment for a reporting unit to determine if the quantitative impairment is necessary. This guidance took effect for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The adoption of this guidance during the first quarter of 2020 did not have an effect on the Corporation’s consolidated financial statements or results of operations. Subsequent effects will depend upon the performance of the reporting units that have goodwill, the market conditions affecting the fair value of each reporting unit going forward, and subsequent acquisitions.

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

This update took effect for all entities in fiscal years, including interim periods within those fiscal years, beginning after December 15, 2019. Immediate early adoption was permitted for any of the removed or modified disclosures even if adoption of the new disclosures was delayed until the effective date. In the third quarter of 2018, the Corporation early adopted the amendments that removed or modified disclosure requirements. The adoption of additional or new disclosure requirements required by the update during the first quarter of 2020 did not affect the Corporation’s consolidated financial statements as the Corporation’s Level 3 instruments consisted primarily of available-for-sale private label MBS for which unrealized gains and losses are recognized in OCI and information about significant inputs for the fair value determination has been provided historically.

Collaborative Arrangements

In November 2018, the FASB issued new guidance to clarify the interaction between ASC Topic 808, “Collaborative Arrangements” (“ASC Topic 808”), and ASC Topic 606, “Revenue from Contracts with Customers” (“ASC Topic 606”). The guidance (i) clarifies that certain transactions between collaborative arrangement participants should be accounted for under the ASC Topic 606 guidance; (ii) adds unit of account guidance to ASC Topic 808 to align with ASC Topic 606; and (iii) clarifies presentation guidance for transactions with a collaborative arrangement participant that is not accounted for under ASC Topic 606. The guidance took effect for annual reporting periods beginning after December 1, 2019, including interim reporting periods within these annual reporting periods, with early adoption permitted. The adoption of this guidance during the first quarter of 2020 did not have an effect on the Corporation’s consolidated financial statements or results of operations.

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

Accounting for Equity Securities and Certain Derivatives

In January 2020, the FASB issued new guidance to clarify the accounting for equity securities under ASC Topic 321, “Investments – Equity Securities” (“ASC 321”); investments accounted for under the equity method of accounting in ASC Topic 323, “Investments – Equity Method and Joint Ventures”; and the accounting for certain forward contracts and purchased options accounted for under ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The guidance clarifies that an entity should consider observable transactions that result in either applying or discontinuing the equity method of accounting for the purpose of applying the measurement alternative provided by ASC 321, which allows certain equity securities without a readily determinable fair value to be measured at cost, less any impairment. When an entity accounts for an investment in equity securities under the measurement alternative and is required to transition to the equity method of accounting because of an observable transaction, it should remeasure the investment at fair value immediately before applying the equity method of accounting. Likewise, when an entity accounts for an investment in equity securities under the equity method of accounting and is required to transition to ASC 321 because of an observable transaction, it should remeasure the investment at fair value immediately after discontinuing the equity method of accounting. These amendments align the accounting for equity securities under the measurement alternative with that of other equity securities accounted for under ASC 321, reducing diversity in accounting outcomes. The guidance also clarifies that, when determining the accounting for nonderivative forward contracts and purchased options, an entity should not consider whether the underlying securities would be accounted for under the equity method or fair value option upon settlement or exercise. These instruments will not fail to meet the scope of ASC 815-10 solely because the securities would be accounted for under the equity method upon settlement of the contract or exercise of the option. For public business entities, the standard will be effective for annual reporting periods beginning after December 15, 2020, including interim reporting periods within those fiscal years. The Corporation does not expect that the adoption of this standard will have an effect on its consolidated financial statements.

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

NOTE 2 – PENDING ACQUISITION OF BANCO SANTANDER PUERTO RICO

On October 21, 2019, the Corporation announced the signing of a stock purchase agreement (the “SPA”) between FirstBank, Santander Holdings USA, Inc. and, for limited purposes, the Corporation. Upon the terms and subject to the conditions set forth in the SPA, at the closing of the transactions contemplated by the SPA (the “Closing”), FirstBank will acquire all of the issued and outstanding common stock of Santander Bancorp (“Santander BanCorp”), a wholly-owned subsidiary of Santander Holdings USA, Inc. and the sole owner of Banco Santander Puerto Rico (“BSPR” and, together with Santander Bancorp, the “Acquired Companies”), a corporation incorporated under the laws of the Commonwealth of Puerto Rico and the sole shareholder of Santander Insurance Agency, Inc. (the “Transaction”). Immediately following the Closing, Santander Bancorp (who will be a direct wholly-owned subsidiary of FirstBank following the Closing) will merge with and into FirstBank (the “HoldCo Merger”), with FirstBank surviving the HoldCo Merger. Immediately following the effectiveness of the HoldCo Merger, BSPR (which will be a direct wholly-owned subsidiary of FirstBank following the effectiveness of the HoldCo Merger) will merge with and into FirstBank, with FirstBank as the surviving entity in such merger. The all-cash purchase price to be paid by the Corporation to Santander Holdings USA, Inc. in connection with the Transaction is based on a formula set forth in the SPA and is subject to adjustment based on Santander BanCorp’s consolidated balance sheet as of 11:59 p.m. on the business day immediately preceding the Closing. The purchase price formula consists of the following: (i) a base purchase price equal to 117.5% of Santander BanCorp’s core tangible common equity, as defined in the SPA; and (ii) an adjustment equal to 100% of the deemed excess capital of Santander BanCorp at Closing.

Prior to the Closing, Santander Holdings USA, Inc. has agreed to cause BSPR to sell or otherwise transfer to Santander Holdings USA, Inc., any of its affiliates or any other third party (other than any Acquired Company) (i) all deemed non-performing loans and assets (along with all collateral and rights to collection related thereto) of the Acquired Companies (the “Non-Performing Assets Transfer”), and (ii) Santander Asset Management, LLC, a limited liability company organized under the laws of the Commonwealth of Puerto Rico and a direct wholly-owned subsidiary of Santander Bancorp (the “Reorganization”). The Closing is conditioned on the satisfaction or waiver of the conditions to closing set forth in the SPA, including, among other things, consummation of the Non-Performing Assets Transfer, the Reorganization, and receipt of all required regulatory approvals, which approvals have been received.

Since the third quarter of 2019, the Corporation has incurred merger and restructuring costs totaling $15.2 million in connection with the Transaction, including $2.9 million and $3.7 million recorded during the quarter and six-month period ended June 30, 2020, respectively, which are presented as Merger and Restructuring costs in the accompanying consolidated statements of income for the quarter and six-month period ended June 30, 2020. Merger and restructuring costs primarily have included advisory, legal, valuation, and other professional service fees, as well as charges related to a voluntary separation program (the “VSP”) offered to eligible employees at FirstBank in connection with initiatives to capitalize on expected operational efficiencies from the Transaction.

The Transaction has been unanimously approved by the boards of directors of the Corporation, FirstBank and Santander Holdings USA, Inc. Furthermore, the Transaction has received the requisite regulatory approvals from the Board of Governors of the Federal Reserve System, Federal Deposit Insurance Corporation and the Office of the Commissioner of Financial Institutions of Puerto. Subject to the satisfaction of the remaining customary conditions to closing, the Corporation expects to complete the acquisition by September 1, 2020.

NOTE 3– EARNINGS PER COMMON SHARE

The calculations of earnings per common share for the quarters and six-month periods ended June 30, 2020 and 2019 are as follows:

	Quarter Ended		Six-Month Period Ended
	June 30,		June 30,
	2020	2019	2020	2019

(In thousands, except per share information)

Net income	$21,256	$41,287	$23,522	$84,601
Less: Preferred stock dividends	(669)	(669)	(1,338)	(1,338)
Net income attributable to common stockholders	$20,587	$40,618	$22,184	$83,263
Weighted-Average Shares:
Average common shares outstanding	216,920	216,674	216,853	216,507
Average potential dilutive common shares	650	304	589	458
Average common shares outstanding - assuming dilution	217,570	216,978	217,442	216,965
Earnings per common share:
Basic	$0.09	$0.19	$0.10	$0.38
Diluted	$0.09	$0.19	$0.10	$0.38

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

NOTE 4 – STOCK-BASED COMPENSATION

On May 24, 2016, the Corporation’s stockholders approved the amendment and restatement of the First BanCorp. Omnibus Incentive Plan, as amended (the “Omnibus Plan”), to, among other things, increase the number of shares of common stock reserved for issuance under the Omnibus Plan, extend the term of the Omnibus Plan to May 24, 2026 and re-approve the material terms of the performance goals under the Omnibus Plan for purposes of the then-effective Section 162(m) of the U.S. Internal Revenue Code of 1986, as amended. The Omnibus Plan provides for equity-based compensation incentives (the “awards”) through the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, cash-based awards and other stock-based awards. The Omnibus Plan authorizes the issuance of up to 14,169,807 shares of common stock, subject to adjustments for stock splits, reorganizations and other similar events. As of June 30, 2020, 5,749,056 authorized shares of common stock were available for issuance under the Omnibus Plan. The Corporation’s Board of Directors, based on the recommendation of the Corporation’s Compensation and Benefits Committee, has the power and authority to determine those eligible to receive awards and to establish the terms and conditions of any awards, subject to various limits and vesting restrictions that apply to individual and aggregate awards.

Restricted Stock

Under the Omnibus Plan, the Corporation may grant restricted stock to plan participants, subject to forfeiture upon the occurrence of certain events until the dates specified in the participant’s award agreement. While the restricted stock is subject to forfeiture and does not contain non-forfeitable dividend rights, participants may exercise full voting rights with respect to the shares of restricted stock granted to them. The restricted stock granted under the Omnibus Plan is typically subject to a vesting period. During the first six months of 2020, the Corporation awarded 851,673 shares of restricted stock to employees; fifty percent (50%) of those shares vest on the two-year anniversary of the grant date and the remaining 50% vest on the three-year anniversary of the grant date. Included in those 851,673 shares of restricted stock were 47,194 shares granted to retirement-eligible employees. The total expense determined for the restricted stock awarded to retirement-eligible employees was charged against earnings at grant date. During the first six months of 2019, the Corporation awarded to its independent directors 3,745 shares of restricted stock that were subject to one-year vesting periods. In addition, during the first six months of 2019, the Corporation awarded 262,371 shares of restricted stock to employees; 50% of those shares vest on the two-year anniversary of the grant date and the remaining 50% vest on the three-year anniversary of the grant date. Included in those 262,371 shares of restricted stock were 13,308 shares granted to retirement-eligible employees. The fair value of the shares of restricted stock granted in the first six months of 2020 and 2019 was based on the market price of the Corporation’s outstanding common stock on the date of the respective grant.

The following table summarizes the restricted stock activity in the first six months of 2020 under the Omnibus Plan:

	Six-Month Period Ended
	June 30, 2020

	Number of shares	Weighted-Average
	of restricted	Grant Date
	stock	Fair Value

Unvested shares outstanding at beginning of year	644,805	$8.51
Granted	851,673	4.08
Forfeited	(3,086)	6.07
Vested	(184,370)	6.51
Unvested shares outstanding at June 30, 2020	1,309,022	$5.91

For the quarter and six-month period ended June 30, 2020, the Corporation recognized $0.8 million and $1.6 million, respectively, of stock-based compensation expense related to restricted stock awards, compared to $0.7 million and $1.6 million for the same periods in 2019, respectively. As of June 30, 2020, there was $4.4 million of total unrecognized compensation cost related to unvested shares of restricted stock. The weighted average period over which the Corporation expects to recognize such cost was 1.8 years as of June 30, 2020.

Stock-based compensation accounting guidance requires the Corporation to reverse compensation expense for any awards that are forfeited due to employee or director turnover. Quarterly changes in the estimated forfeiture rate may have a significant effect on stock-based compensation, as the Corporation recognizes the effect of adjusting the rate for all expense amortization in the period in which the forfeiture estimate is changed. If the actual forfeiture rate is higher than the estimated forfeiture rate, an adjustment is made to increase the estimated forfeiture rate, which will result in a decrease in the expense recognized in the financial statements. If the actual forfeiture rate is lower than the estimated forfeiture rate, an adjustment is made to decrease the estimated forfeiture rate, which will result in an increase in the expense recognized in the financial statements.

Performance Units

Under the Omnibus Plan, the Corporation may award performance units to Omnibus Plan participants. During the first six months of 2020, the Corporation granted 502,307 units to executives, with each unit representing the value of one share of the Corporation’s common stock. The performance units granted in 2020 are for the performance period beginning January 1, 2020 and ending on December 31, 2022 and are subject to three-year service periods from the date of grant. These awards do not contain non-forfeitable rights to dividend equivalent amounts and can only be settled in shares of the Corporation’s common stock. The performance units will vest based on the achievement of a pre-established tangible book value per share target as of December 31, 2022. All of the performance units will vest if performance is at the pre-established performance target level or above. However, the participants may vest with respect to 50% of the awards to the extent that performance is below the target but at 80% of the pre-established performance target level (the “80% minimum threshold”), which is measured based upon the growth in the tangible book value during the performance cycle. If performance is between the 80% minimum threshold and the pre-established performance target level, the participants will vest on a proportional amount. No performance units will vest if performance is below the 80% minimum threshold.

During the first six months of 2019, the Corporation awarded 200,053 performance units to executives. The performance units granted in 2019 are for the performance period beginning January 1, 2019 and ending on December 31, 2021 and are subject to three-year service periods from the date of grant and a pre-established performance target level as describe above.

The fair values of the performance units awarded in the first six months of 2020 and 2019 were based on the market price of the Corporation’s outstanding common stock on the respective date of the grant. For the quarter and six-month period ended June 30, 2020, the Corporation recognized $0.5 million and $0.8 million, respectively, of stock-based compensation expense related to performance units, compared to $0.3 million and $0.5 million for the same periods in 2019, respectively. As of June 30, 2020, there was $3.6 million of total unrecognized compensation cost related to unvested performance units that the Corporation expects to recognize over the next three years. The total amount of compensation expense recognized reflects management’s assessment of the probability that the pre-established performance goal will be achieved. The Corporation will recognize a cumulative adjustment to compensation expense in the then-current period to reflect any changes in the probability of achievement of the performance goals.

Shares withheld

During the first six months of 2020, the Corporation withheld 50,285 shares (first six months of 2019 – 170,827 shares) of the restricted stock that vested during such period to cover the officers’ payroll and income tax withholding liabilities; these shares are held as treasury shares. The Corporation paid in cash any fractional share of salary stock to which an officer was entitled. In the consolidated financial statements, the Corporation treats shares withheld for tax purposes as common stock repurchases.

NOTE 5 – INVESTMENT SECURITIES

Investment Securities Available for Sale

The amortized cost, gross unrealized gains and losses recorded in OCI, allowance for credit losses, estimated fair value, and weighted-average yield of investment securities available for sale by contractual maturities as of June 30, 2020 were as follows:

	June 30, 2020
	Amortized cost			Allowance for Credit Losses	Fair value
		Gross Unrealized				Weighted-
		gains	losses			average yield%
(Dollars in thousands)

U.S. Treasury securities:
Due within one year	$7,488	$63	$-	$-	$7,551	1.65

U.S. government-sponsored
agencies' obligations:
Due within one year	71,575	261	-	-	71,836	1.47
After 1 to 5 years	394,687	1,668	-	-	396,355	1.22
After 5 to 10 years	142,319	559	28	-	142,850	1.67
After 10 years	22,584	-	138	-	22,446	0.65

Puerto Rico government obligations:
After 5 to 10 years	4,000	264	-	-	4,264	5.12
After 10 years (1)	4,067	-	806	308	2,953	6.97

United States and Puerto Rico
government obligations	646,720	2,815	972	308	648,255	1.39

MBS:
Freddie Mac (“FHLMC”) certificates:
Due within one year	93	8	-	-	101	4.87
After 5 to 10 years	72,260	2,911	-	-	75,171	2.16
After 10 years	497,187	13,150	38	-	510,299	2.12
	569,540	16,069	38	-	585,571	2.12

Ginnie Mae (“GNMA”) certificates:
After 1 to 5 years	17,565	615	-	-	18,180	3.28
After 5 to 10 years	21,762	586	-	-	22,348	2.41
After 10 years	396,062	13,283	86	-	409,259	2.75
	435,389	14,484	86	-	449,787	2.76
Fannie Mae (“FNMA”) certificates:
After 1 to 5 years	19,768	730	-	-	20,498	2.79
After 5 to 10 years	127,095	6,475	-	-	133,570	2.15
After 10 years	670,163	24,612	42	-	694,733	2.31
	817,026	31,817	42	-	848,801	2.29
Collateralized mortgage obligations
issued or guaranteed by the FHLMC,		`
FNMA and GNMA:
After 1 to 5 years	584	-	1	-	583	0.83
After 5 to 10 years	20,060	114	-	-	20,174	2.34
After 10 years	159,146	1,307	143	-	160,310	1.92
	179,790	1,421	144	-	181,067	1.96
Private label:
After 10 years	14,814	-	4,301	1,323	9,190	2.28
Total MBS	2,016,559	63,791	4,611	1,323	2,074,416	2.32

Other
After 1 to 5 years	500	-	-	-	500	2.96

Total investment securities
available for sale	$2,663,779	$66,606	$5,583	$1,631	$2,723,171	2.09

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

The amortized cost, gross unrealized gains and losses recorded in OCI, estimated fair value, and weighted-average yield of investment securities available for sale by contractual maturities as of December 31, 2019 were as follows:

	December 31, 2019
	Amortized cost	Gross Unrealized		Fair value
					Weighted-
		gains	losses		average yield%

(Dollars in thousands)

U.S. Treasury securities:
After 1 to 5 years	$7,478	$1	$-	$7,479	1.65

U.S. government-sponsored agencies' obligations:
Due within one year	93,299	103	106	93,296	1.67
After 1 to 5 years	142,513	676	52	143,137	2.12
After 5 to 10 years	63,764	165	150	63,779	2.33
After 10 years	24,624	-	116	24,508	2.00

Puerto Rico government obligations:
After 5 to 10 years	4,000	348	-	4,348	5.12
After 10 years (1)	4,166	-	1,192	2,974	6.97

United States and Puerto Rico government
obligations	339,844	1,293	1,616	339,521	2.11

MBS:
FHLMC certificates:
After 5 to 10 years	81,418	589	228	81,779	2.16
After 10 years	424,316	3,873	758	427,431	2.50
	505,734	4,462	986	509,210	2.44
GNMA certificates:
After 1 to 5 years	4,357	45	-	4,402	3.26
After 5 to 10 years	42,303	607	-	42,910	2.77
After 10 years	258,944	7,126	500	265,570	3.03
	305,604	7,778	500	312,882	3.00
FNMA certificates:
After 1 to 5 years	19,779	415	3	20,191	2.79
After 5 to 10 years	140,599	1,257	641	141,215	2.14
After 10 years	700,213	9,006	1,208	708,011	2.58
	860,591	10,678	1,852	869,417	2.51
Collateralized mortgage obligations issued or
guaranteed by the FHLMC, FNMA
and GNMA:
After 1 to 5 years	608	-	1	607	2.43
After 10 years	80,130	362	220	80,272	2.76
	80,738	362	221	80,879	2.75
Private label:
After 10 years	15,997	-	4,881	11,116	3.90
Total MBS	1,768,664	23,280	8,440	1,783,504	2.60

Other
After 1 to 5 years	500	-	-	500	2.95
Total investment securities
available for sale	$2,109,008	$24,573	$10,056	$2,123,525	2.52

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

The following tables show the Corporation’s available-for-sale investments’ fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of June 30, 2020 and December 31, 2019. The tables also include debt securities for which an ACL was recorded as of June 30, 2020 or a credit loss was charged against the amortized cost basis of the debt security prior to the adoption of ASC 326 on January 1, 2020.

	As of June 30, 2020
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
(In thousands)
Debt securities:
Puerto Rico-government obligations	$-	$-	$2,953	$806	$2,953	$806
U.S. Treasury and U.S. government
agenciesʼ obligations	33,762	20	21,432	146	55,194	166
MBS:
FNMA	15,352	42	-	-	15,352	42
FHLMC	99,270	38	-	-	99,270	38
GNMA	9,923	86	-	-	9,923	86
Collateralized mortgage obligations
issued or guaranteed by the
FHLMC, FNMA and GNMA	5,300	25	9,964	119	15,264	144
Private label MBS	-	-	9,190	4,301	9,190	4,301
	$163,607	$211	$43,539	$5,372	$207,146	$5,583

	As of December 31, 2019
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
(In thousands)
Debt securities:
Puerto Rico-government obligations	$-	$-	$2,974	$1,192	$2,974	$1,192
U.S. Treasury and U.S. government
agenciesʼ obligations	45,073	172	99,764	252	144,837	424
MBS:
FNMA	58,668	499	173,708	1,353	232,376	1,852
FHLMC	74,134	270	63,864	716	137,998	986
GNMA	79,145	472	7,203	28	86,348	500
Collateralized mortgage obligations
issued or guaranteed by the
FHLMC, FNMA and GNMA	21,873	221	-	-	21,873	221
Private label MBS	-	-	11,116	4,881	11,116	4,881
	$278,893	$1,634	$358,629	$8,422	$637,522	$10,056

During the first six months of 2020, proceeds from sales of available-for-sale U.S. agencies MBS amounted to $277.4 million, including a gain of $8.1 million. The $8.1 million gain, which was realized at the tax-exempt international banking entity subsidiary, had no effect on the income tax expense for the first six months of 2020.

Assessment for Credit Losses

Debt securities issued by U.S. government agencies, U.S. GSEs, and the U.S. Treasury, including notes and MBS, accounted for approximately 99% of the total available-for-sale portfolio as of June 30, 2020, and the Corporation expects no credit losses, given the explicit and implicit guarantees provided by the U.S. federal government. Because the decline in fair value is attributable to changes in interest rates, and not credit quality, and because the Corporation does not have the intent to sell these U.S. agencies debt securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Corporation does not consider impairments on these securities to be credit related as of June 30, 2020. The Corporation’s credit loss assessment was concentrated mainly on private label MBS, and on Puerto Rico government debt securities, for which credit losses are evaluated on a quarterly basis. The Corporation considered the following factors in determining whether a credit loss existed and the period over which the debt security was expected to recover:

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

The Corporation’s available-for-sale MBS portfolio included private label MBS with a fair value of $9.2 million, which had unrealized losses of approximately $5.6 million at June 30, 2020 of which $1.3 million is due to credit deterioration and was charged against earnings through an ACL. The interest rate on these private-label MBS is variable, tied to 3-month LIBOR and limited to the weighted-average coupon on the underlying collateral. The underlying collateral are fixed-rate, single-family residential mortgage loans in the United States with original FICO scores over 700 and moderate loan-to-value ratios (under 80%), as well as moderate delinquency levels. As of June 30, 2020, the Corporation did not have the intent to sell these securities and determined that it was likely that it will not be required to sell the securities before anticipated recovery. The Corporation determined the ACL for private label MBS based on a risk-adjusted discounted cash flow methodology that considers the structure and terms of the instruments. The Corporation utilized PDs and LGDs that consider, among other things, historical payment performance, loan-to value attributes and relevant current and forward-looking macroeconomic variables, such as regional unemployment rates and the housing price index. On this approach, all future cash flows (interest and principal) from the underlying collateral loans, adjusted by prepayments and the PDs and LGDs derived from the above-described methodology, were discounted at the effective interest rate as of the reporting date. Significant assumptions in the valuation of the private label MBS were as follows:

	As of			As of
	June 30, 2020			December 31, 2019
	Weighted	Range		Weighted	Range
	Average	Minimum	Maximum	Average	Minimum	Maximum

Discount rate	12.5%	12.5%	12.5%	13.7%	13.7%	13.7%
Prepayment rate	7.9%	6.8%	10.3%	7.9%	6.8%	10.3%
Projected Cumulative Loss Rate	9.8%	0.7%	23.3%	2.8%	0.0%	7.4%

The Corporation evaluates if a credit loss exists, primarily by monitoring adverse variances in the present value of expected cash flows. During the second quarter and first six months of 2020, the Corporation recorded charges to the provision for credit losses of $1.0 million and $1.3 million, respectively, for these private label MBS, based on a decline in the present value of expected cash flows taking into consideration the effect of a deterioration in forecasted economic conditions due to the COVID-19 pandemic.

As of June 30, 2020, the Corporation’s available-for-sale investment securities portfolio also included bonds of the PRHFA with a fair value of $7.2 million, which had unrealized net losses of approximately $0.9 million. These bonds include a residential pass-through MBS issued by the PRHFA that is collateralized by certain second mortgages with a fair value of $3.0 million which had an unrealized loss of $1.1 million as of June 30, 2020, of which $0.3 million is due to credit deterioration and was charged against earnings through an ACL. The underlying second mortgage loans were originated under a program launched by the Puerto Rico government in 2010. This residential pass-through MBS was structured as a zero-coupon bond for the first ten years (up to July 2019). The underlying source of payment on this residential pass-through MBS is second mortgage loans in Puerto Rico. PRHFA, not the Puerto Rico government, provides a guarantee in the event of default and subsequent foreclosure of the properties underlying the second mortgage loans. Based on the quarterly analysis performed, the Corporation recorded during the second quarter of 2020 a $0.3 million charge to the provision for credit losses on this residential pass-through MBS. The Corporation determined the ACL on this instrument based on a risk-adjusted discounted cash flow methodology that considers the structure and terms of the underlying collateral. The Corporation utilized PDs and LGDs that considered, among other things, historical payment performance, loan-to value attributes and relevant current and forward-looking macroeconomic variables, such as regional unemployment rates, the housing price index and expected recovery from the PRHFA guarantee. Under this approach, all future cash flows (interest and principal) from the underlying collateral loans, adjusted by prepayments and the PDs and LGDs derived from the above-described methodology, were discounted at the internal rate of return as of the reporting date and compared to the amortized cost. In the event that the second mortgage loans default and the collateral is insufficient to satisfy the outstanding balance of this residential pass-through MBS, PRHFA’s ability to honor its insurance will depend on, among other factors, the financial condition of PRHFA at the time such obligation becomes due and payable. Further deterioration of the Puerto Rico economy or fiscal health of the PRHFA could impact the value of these securities, resulting in additional losses to the Corporation. As of June 30, 2020, the Corporation did not have the intent to sell this security and determined that it was likely that it will not be required to sell the security before its anticipated recovery.

The following table presents a rollforward by major security type for the quarter and six-month period ended June 30, 2020 of the ACL on debt securities available-for-sale:

	Quarter Ended June 30, 2020
	Private label MBS	Puerto Rico Government Obligations	Total

(In thousands)
Beginning Balance	$368	$-	$368
Additions for securities for which no previous expected credit
losses were recognized (provision for credit losses)	-	308	308
Addition for securities for which previous expected credit losses
were recognized (provision for credit losses)	955	-	955
	$1,323	$308	$1,631

	Six-Month Period Ended June 30, 2020
	Private label MBS	Puerto Rico Government Obligations	Total

(In thousands)
Beginning Balance	$-	$-	$-
Additions for securities for which no previous expected credit
losses were recognized (provision for credit losses)	-	308	308
Addition for securities for which previous expected credit losses
were recognized (provision for credit losses)	1,323	-	1,323
	$1,323	$308	$1,631

No credit losses on available-for-sale debt securities were recorded during the first six months of 2019.

Investments Held to Maturity

The amortized cost, gross unrecognized gains and losses, estimated fair value, allowance for credit losses, weighted-average yield and contractual maturities of investment securities held to maturity as of June 30, 2020 and December 31, 2019 were as follows:

	June 30, 2020
	Amortized cost			Fair value	Allowance for Credit Losses
		Gross Unrecognized
(Dollars in thousands)		gains	losses			Weighted- average yield%

Puerto Rico Municipal Bonds:
Due within one year	$321	$-	$-	$321	$99	5.38
After 1 to 5 years	8,122	-	628	7,494	78	4.87
After 5 to 10 years	56,511	-	7,738	48,773	2,999	5.27
After 10 years	73,579	-	21,521	52,058	6,092	4.80
Total investment securities
held to maturity	$138,533	$-	$29,887	$108,646	$9,268	5.00

	December 31, 2019
	Amortized cost			Fair value
		Gross Unrecognized
(Dollars in thousands)		gains	losses		Weighted- average yield%

Puerto Rico Municipal Bonds:
Due within one year	$321	$-	$6	$315	5.84
After 1 to 5 years	8,264	-	736	7,528	5.18
After 5 to 10 years	56,511	-	8,646	47,865	5.77
After 10 years	73,579	-	18,913	54,666	5.44
Total investment securities
held to maturity	$138,675	$-	$28,301	$110,374	5.56

The following tables show the Corporation’s held-to-maturity investments’ fair value and gross unrecognized losses, aggregated by investment category and length of time that individual securities had been in a continuous unrecognized loss position, as of June 30, 2020 and December 31, 2019, including debt securities for which an ACL was recorded as of June 30, 2020:

As of June 30, 2020
	Less than 12 months		12 months or more		Total
		Unrecognized		Unrecognized		Unrecognized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
(In thousands)
Debt securities:
Puerto Rico Municipal Bonds	$-	$-	$108,646	$29,887	$108,646	$29,887

As of December 31, 2019
	Less than 12 months		12 months or more		Total
		Unrecognized		Unrecognized		Unrecognized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
(In thousands)
Debt securities:
Puerto Rico Municipal Bonds	$-	$-	$110,374	$28,301	$110,374	$28,301

The Corporation determines the ACL of Puerto Rico municipal bonds based on the product of a cumulative PD and LGD, and the amortized cost basis of the bonds over their remaining expected life as described in Note 1, – Basis of Presentation and Significant Accounting Policies, above.

The Corporation performs periodic credit quality reviews on these issuers. All of the Puerto Rico municipal bonds were current as to scheduled contractual payments as of June 30, 2020. The Puerto Rico municipal bonds had an ACL of $9.3 million as of June 30, 2020, of which $1.1 million was recorded as a provision for credit losses in the first quarter of 2020. The increase in the ACL during 2020 primarily reflects the effect of the deteriorating economic outlook due to the COVID-19 pandemic on the macroeconomic variables used for the determination of the PD and LGD used in the model.

The following table presents the activity in the ACL for debt securities held to maturity by major security type for the quarter and six-month period ended June 30, 2020:

	Puerto Rico Municipal Bonds
	Quarter Ended	Six-Month Period Ended
	June 30, 2020	June 30, 2020

(In thousands)
Beginning Balance	$9,268	$-
Impact of adopting ASC 326	-	8,134
Addition for securities for which no previous expected
credit losses were recognized (provision for credit losses)	-	1,134
	$9,268	$9,268

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

From time to time, the Corporation has securities held to maturity with an original maturity of three months or less that are considered cash and cash equivalents and are classified as money market investments in the consolidated statements of financial condition. As of June 30, 2020 and December 31, 2019, the Corporation had no outstanding securities held to maturity that were classified as cash and cash equivalents.

Credit Quality Indicators:

As mentioned in Note 1, – Basis of Presentation and Significant Accounting Policies, above, the held-to-maturity investment securities portfolio consisted of financing arrangements with Puerto Rico municipalities issued in bond form, which are accounted for as securities, but are underwritten as loans with features that are typically found in commercial loans. Accordingly, the Corporation monitors the credit quality of Puerto Rico municipal bonds held-to-maturity through the use of internal credit-risk ratings, which are generally updated on a quarterly basis. The Corporation considers a debt security held-to-maturity as a criticized asset if its risk rating is Special Mention, Substandard, Doubtful or Loss. Puerto Rico municipal bonds that do not meet the criteria for classification as criticized assets are considered to be pass-rated securities. The asset categories are defined below:

Pass – Assets classified as pass have a well-defined primary source of repayment, with no apparent risk, strong financial position, minimal operating risk, profitability, liquidity and strong capitalization.

Special Mention – Special Mention assets have potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the Corporation’s credit position at some future date. Special Mention assets are not adversely classified and do not expose the Corporation to sufficient risk to warrant adverse classification.

Substandard – Substandard assets are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Assets so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

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

The Corporation has a Loan Review Group that reports directly to the Corporation’s Risk Management Committee and administratively to the Chief Risk Officer. The Loan Review Group performs annual comprehensive credit process reviews of the Bank’s commercial loan portfolios, including the above-mentioned Puerto Rico municipal bonds accounted for as held-to-maturity securities. This group evaluates the credit risk profile of portfolios, including the assessment of the risk rating representative of the current credit quality of the assets, and the evaluation of collateral documentation, if applicable. The monitoring performed by this group contributes to the assessment of compliance with credit policies and underwriting standards, the determination of the current level of credit risk, the evaluation of the effectiveness of the credit management process and the identification of any deficiency that may arise in the credit-granting process. Based on its findings, the Loan Review Group recommends corrective actions, if necessary, that help in maintaining a sound credit process. The Loan Review Group reports the results of the credit process reviews to the Risk Management Committee.

The following table summarizes the amortized cost of debt securities held-to-maturity as of June 30, 2020 and December 31, 2019, aggregated by credit quality indicator:

	Held to Maturity
	Puerto Rico Municipal Bonds
	June 30,	December 31
(In thousands)	2020	2019
Risk Ratings:
Pass	$138,533	$138,675
Criticized:
Special Mention	-	-
Substandard	-	-
Doubtful	-	-
Loss	-	-
Total	$138,533	$138,675

No held-to-maturity debt securities were on nonaccrual status, 90 days past due and still accruing, or past due as of June 30, 2020 and December 31, 2019. A security is considered to be past due once it is 30 days contractually past due under the terms of the agreement.

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

As of June 30, 2020 and December 31, 2019, the Corporation had investments in FHLB stock carried at a cost of $30.5 million and $34.1 million, respectively. Dividend income from FHLB stock for the quarter and six-month period ended June 30, 2020 was $0.5 million and $1.1 million, respectively, and $0.7 million and $1.4 million for the quarter and six-month period ended June 30, 2019, respectively.

The FHLB of New York issued the shares of FHLB stock owned by the Corporation. The FHLB of New York is part of the Federal Home Loan Bank System, a national wholesale banking network of 11 regional, stockholder-owned congressionally chartered banks. The FHLBs are all privately capitalized and operated by their member stockholders. The system is supervised by the Federal Housing Finance Agency, which requires that the FHLBs operate in a financially safe and sound manner, remain adequately capitalized and able to raise funds in the capital markets, and carry out their housing finance mission.

As of June 30, 2020 and December 31, 2019, the Corporation owned other equity securities with a readily determinable fair value of approximately $1.5 million and $1.4 million, respectively. During the quarter and six-month period ended June 30, 2020, the Corporation recognized a marked-to-market gain of $13 thousand and $40 thousand associated with these securities, respectively ($6 thousand and $11 thousand marked-to-market gain for the quarter and six-month period ended June 30, 2019, respectively) recorded as part of other non-interest income in the consolidated statements of income. In addition, the Corporation had other equity securities that do not have a readily-determinable fair value. The carrying value of such securities as of June 30, 2020 and December 31, 2019 was $4.3 million and $2.8 million, respectively.

NOTE 7 – LOANS HELD FOR INVESTMENT

The following provides information about the loan portfolio held for investment as of the indicated dates:

	As of June 30,	As of December 31,
	2020	2019
(In thousands)
Residential mortgage loans, mainly secured by first mortgages	$2,890,301	$2,933,773
Construction loans	177,777	111,317
Commercial mortgage loans	1,455,083	1,444,586
Commercial and Industrial loans (1) (2)	2,547,812	2,230,876
Consumer loans	2,295,243	2,281,653
Loans held for investment	9,366,216	9,002,205
Allowance for credit losses on loans and finance leases	(319,297)	(155,139)
Loans held for investment, net	$9,046,919	$8,847,066

(1)As of June 30, 2020, includes $359.6 million of SBA PPP loans.

(2)As of June 30, 2020 and December 31, 2019, includes $696.3 million and $719.0 million, respectively, of commercial loans that were secured by real estate but are not dependent upon the real estate for repayment.

The following tables present by portfolio classes the amortized cost basis of loans on nonaccrual status and loans 90 days or more and still accruing as of June 30, 2020 and December 31, 2019 and the interest income recognized on nonaccrual loans for the quarter and six-month period ended June 30, 2020:

	As of June 30, 2020				Quarter Ended June 30, 2020	Six-Month Period Ended June 30, 2020	As of December 31, 2019
Puerto Rico and Virgin Islands region	Nonaccrual Loans with No ACL	Nonaccrual Loans with ACL	Total Nonaccrual Loans	Loans Past Due 90 days or more and Still Accruing (3) (4)	Interest Income Recognized on Nonaccrual Loans	Interest Income Recognized on Nonaccrual Loans	Total Nonaccrual Loans	Loans Past Due 90 days or more and Still Accruing (3) (4)
(In thousands)

Residential mortgage loans, mainly secured
by first mortgages:
FHA\VA government-guaranteed	$-	$-	$-	$116,134	$-	$-	$-	$81,011
Conventional residential mortgage loans	37,596	70,414	108,010	41,016	272	566	108,117	40,208
Construction loans	6,991	2,583	9,574	90	22	42	9,782	-
Commercial mortgage loans	10,548	23,561	34,109	1,871	33	107	40,076	2,222
Commercial and Industrial loans	6,019	13,707	19,726	1,578	11	43	18,458	7,061
Consumer Loans:
Auto loans	-	12,018	12,018	-	71	121	12,057	-
Finance leases	-	1,521	1,521	-	10	21	1,354	-
Personal loans	-	675	675	-	9	28	1,523	-
Credit cards	-	-	-	2,964	-	-	-	4,411
Other consumer loans	1,598	1,393	2,991	-	-	5	5,016	-
Total loans held for investment (1) (2)	$62,752	$125,872	$188,624	$163,653	$428	$933	$196,383	$134,913

(1)Nonaccrual loans exclude $393.1 million and $388.4 million of TDR loans that were in compliance with modified terms and in accrual status as of June 30, 2020 and December 31, 2019, respectively.

(2)Excludes PCD loans previously accounted for under ASC 310-30 for which the Corporation made the accounting policy election of maintaining pools of loans accounted for under ASC 310-30 as “units of account” both at the time of adoption of ASC 326 and on an ongoing basis for credit loss measurement. These loans accrete interest income based on the effective interest rate of the loan pools determined at the time of adoption of ASC 326 and will continue to be excluded from nonaccrual loan statistics as long as the Corporation can reasonably estimate the timing and amount of cash flows expected to be collected on the loan pools. The amortized cost of such loans as of June 30, 2020 and December 31, 2019 amounted to $134.4 million and $136.7 million, respectively.

(3)Includes 90-day past due and still accruing PCD loans previously accounted for under ASC 310-30 for which the Corporation made the accounting policy election of maintaining pools of such loans as “units of account” both at the time of adoption of ASC 326 and on an ongoing basis for credit loss measurement. The amortized cost of 90 days past due and still accruing PCD loans as of June 30, 2020 and December 31, 2019 amounted to $25.3 million and $27.0 million, respectively.

(4)These include loans rebooked, which were previously pooled into GNMA securities amounting to $69.9 million and $35.3 million as of June 30, 2020 and December 31, 2019, respectively. Under the GNMA program, the Corporation has the option but not the obligation to repurchase loans that meet GNMA’s specified delinquency criteria. For accounting purposes, these loans subject to the repurchase option are required to be reflected on the financial statements with an offsetting liability.

	As of June 30, 2020				Quarter Ended June 30, 2020	Six-Month Period Ended June 30, 2020	As of December 31, 2019
Florida region	Nonaccrual Loans with No ACL	Nonaccrual Loans with ACL	Total Nonaccrual Loans	Loans Past Due 90 days or more and Still Accruing	Interest Income Recognized on Nonaccrual Loans	Interest Income Recognized on Nonaccrual Loans	Total Nonaccrual Loans	Loans Past Due 90 days or more and Still Accruing
(In thousands)

Residential mortgage loans, mainly secured
by first mortgages:
FHA\VA government-guaranteed	$-	$-	$-	$250	$-	$-	$-	$129
Conventional residential mortgage loans	193	14,046	14,239	-	32	115	13,291	-
Construction loans	-	-	-	-	-	-	-	-
Commercial mortgage loans	-	-	-	-	-	-	-	-
Commercial and Industrial loans	269	-	269	-	14	33	315	-
Consumer Loans:
Auto loans	-	94	94	-	-	2	163	-
Finance leases	-	-	-	-	-	-	-	-
Personal loans	-	250	250	-	-	2	5	-
Credit cards	-	-	-	-	-	-	-	-
Other consumer loans	498	-	498	-	-	4	511	-
Total loans held for investment (1)	$960	$14,390	$15,350	$250	$46	$156	$14,285	$129

(1)Nonaccrual loans exclude $9.6 million and $9.9 million of TDR loans that were in compliance with modified terms and in accrual status as of June 30, 2020 and December 31, 2019, respectively.

	As of June 30, 2020				Quarter Ended June 30, 2020	Six-Month Period Ended June 30, 2020	As of December 31, 2019
Total	Nonaccrual Loans with No ACL	Nonaccrual Loans with ACL	Total Nonaccrual Loans	Loans Past Due 90 days or more and Still Accruing (3) (4)	Interest Income Recognized on Nonaccrual Loans	Interest Income Recognized on Nonaccrual Loans	Total Nonaccrual Loans	Loans Past Due 90 days or more and Still Accruing (3) (4)
(In thousands)

Residential mortgage loans, mainly secured
by first mortgages:
FHA\VA government-guaranteed	$-	$-	$-	$116,384	$-	$-	$-	$81,140
Conventional residential mortgage loans	37,789	84,460	122,249	41,016	304	681	121,408	40,208
Construction loans	6,991	2,583	9,574	90	22	42	9,782	-
Commercial mortgage loans	10,548	23,561	34,109	1,871	33	107	40,076	2,222
Commercial and Industrial loans	6,288	13,707	19,995	1,578	25	76	18,773	7,061
Consumer Loans:
Auto loans	-	12,112	12,112	-	71	123	12,220	-
Finance leases	-	1,521	1,521	-	10	21	1,354	-
Personal loans	-	925	925	-	9	30	1,528	-
Credit cards	-	-	-	2,964	-	-	-	4,411
Other consumer loans	2,096	1,393	3,489	-	-	9	5,527	-
Total loans held for investment (1) (2)	$63,712	$140,262	$203,974	$163,903	$474	$1,089	$210,668	$135,042

(1)Nonaccrual loans exclude $402.7 million and $398.3 million of TDR loans that were in compliance with modified terms and in accrual status as of June 30, 2020 and December 31, 2019, respectively.

(2)Excludes PCD loans previously accounted for under ASC 310-30 for which the Corporation made the accounting policy election of maintaining pools of loans accounted for under ASC 310-30 as “units of account” both at the time of adoption of ASC 326 and on an ongoing basis for credit loss measurement. These loans accrete interest income based on the effective interest rate of the loan pools determined at the time of adoption of ASC 326 and will continue to be excluded from nonaccrual loan statistics as long as the Corporation can reasonably estimate the timing and amount of cash flows expected to be collected on the loan pools. The amortized cost of such loans as of June 30, 2020 and December 31, 2019 amounted to $134.4 million and $136.7 million, respectively.

(3)Includes 90-day past due and still accruing PCD loans previously accounted for under ASC 310-30 for which the Corporation made the accounting policy election of maintaining pools of such loans as “units of account” both at the time of adoption of ASC 326 and on an ongoing basis for credit loss measurement. The amortized cost of 90 days past due and still accruing PCD loans as of June 30, 2020 and December 31, 2019 amounted to $25.3 million and $27.0 million, respectively.

(4)These include loans rebooked, which were previously pooled into GNMA securities amounting to $69.9 million and $35.3 million as of June 30, 2020 and December 31, 2019, respectively. Under the GNMA program, the Corporation has the option but not the obligation to repurchase loans that meet GNMA’s specified delinquency criteria. For accounting purposes, these loans subject to the repurchase option are required to be reflected on the financial statements with an offsetting liability.

As of June 30, 2020, the recorded investment on residential mortgage loans collateralized by residential real estate property that were in the process of foreclosure amounted to $157.9 million, including $37.8 million of loans insured by the FHA or guaranteed by the VA, and $19.2 million of PCD loans acquired prior to the adoption, on January 1, 2020, of ASC 326 and for which the Corporation made the accounting policy election of maintaining pools of loans previously accounted for under ASC 310-30 as “units of account.” The Corporation commences the foreclosure process on residential real estate loans when a borrower becomes 120 days delinquent in accordance with the requirements of the Consumer Financial Protection Bureau (“CFPB”). Foreclosure procedures and timelines vary depending on whether the property is located in a judicial or non-judicial state. Judicial states (i.e., Puerto Rico, Florida and the USVI) require the foreclosure to be processed through the state’s court while foreclosure in non-judicial states (i.e., the BVI) is processed without court intervention. Foreclosure timelines vary according to local jurisdiction law and investor guidelines. Occasionally, foreclosures may be delayed due to, among other reasons, mandatory mediations, bankruptcy, court delays and title issues.

The Corporation’s aging of the loan portfolio held for investment by portfolio classes as of June 30, 2020 is as follows:

As of June 30, 2020
Puerto Rico and Virgin Islands region	30-59 Days Past Due	60-89 Days Past Due	90 days or more Past Due (1) (2)	Total Past Due	Current	Total loans held for investment
(In thousands)
Residential mortgage loans, mainly secured by first mortgages:
FHA/VA government-guaranteed loans (2) (3) (4)	$-	$3,412	$116,134	$119,546	$32,205	$151,751
Conventional residential mortgage loans (2) (4) (5)	-	36,220	149,026	185,246	2,003,292	2,188,538
Commercial loans:
Construction loans (4)	-	81	9,664	9,745	53,061	62,806
Commercial mortgage loans (4) (6)	-	1,423	35,980	37,403	1,047,382	1,084,785
Commercial and Industrial loans	5,921	146	21,304	27,371	1,579,158	1,606,529
Consumer loans:
Auto loans	17,622	4,126	12,018	33,766	1,111,789	1,145,555
Finance leases	4,552	1,969	1,521	8,042	430,809	438,851
Personal loans	2,878	1,024	675	4,577	258,488	263,065
Credit cards	447	587	2,964	3,998	262,069	266,067
Other consumer loans	1,360	942	2,991	5,293	142,842	148,135
Total loans held for investment	$32,780	$49,930	$352,277	$434,987	$6,921,095	$7,356,082

(1)Includes nonaccrual loans and accruing loans that were contractually delinquent 90 days or more (i.e., FHA/VA guaranteed loans and credit cards). Credit card loans continue to accrue finance charges and fees until charged-off at 180 days.

(2)It is the Corporation's policy to report delinquent residential mortgage loans insured by the FHA, guaranteed by the VA, and other government-insured loans as past-due loans 90 days and still accruing as opposed to nonaccrual loans since the principal repayment is insured. The Corporation continues accruing interest on these loans until they have passed the 15 months delinquency mark, taking into consideration the FHA interest curtailment process. These balances include $35.0 million of residential mortgage loans insured by the FHA that were over 15 months delinquent.

(3)As of June 30, 2020, includes $70.1 million of defaulted loans collateralizing GNMA securities for which the Corporation has an unconditional option (but not an obligation) to repurchase the defaulted loans.

(4)According to the Corporation's delinquency policy and consistent with the instructions for the preparation of the Consolidated Financial Statements for Bank Holding Companies (FR Y-9C) required by the Federal Reserve Board, residential mortgage, commercial mortgage, and construction loans are considered past due when the borrower is in arrears on two or more monthly payments. FHA/VA government-guaranteed loans, conventional residential mortgage loans, commercial mortgage loans, and construction loans past due 30-59 days as of June 30, 2020 amounted to $4.2 million, $69.3 million, $8.1 million, and $0.2 million, respectively.

(5)Includes residential mortgage loans, previously accounted for under ASC 310-30, for which the Corporation made the accounting policy election of maintaining pools of loans as “units of account” both at the time of adoption of ASC 326 and on an ongoing basis for credit loss measurement, with individual delinquencies as follow: current – $105.8 million, 60-89 days past due – $2.4 million, and 90 days or more past due – $23.7 million.

(6)Includes commercial mortgage loans, previously accounted for under ASC 310-30, for which the Corporation made the accounting policy election of maintaining pools of loans as “units of account” both at the time of adoption of ASC 326 and on an ongoing basis for credit loss measurement, with individual delinquencies as follow: current – $0.9 million, and 90 days or more past due – $1.6 million.

As of June 30, 2020
Florida region	30-59 Days Past Due	60-89 Days Past Due	90 days or more Past Due (1) (2)	Total Past Due	Current	Total loans held for investment
(In thousands)
Residential mortgage loans, mainly secured by first mortgages:
FHA/VA government-guaranteed loans (2)	$-	$-	$250	$250	$931	$1,181
Conventional residential mortgage loans (3)	-	-	14,239	14,239	534,592	548,831
Commercial loans:
Construction loans	4,320	-	-	4,320	110,651	114,971
Commercial mortgage loans	1,969	-	-	1,969	368,329	370,298
Commercial and Industrial loans	2,328	-	269	2,597	938,686	941,283
Consumer loans:
Auto loans	42	16	94	152	24,188	24,340
Finance leases	-	-	-	-	-	-
Personal loans	-	-	250	250	159	409
Credit cards	-	-	-	-	-	-
Other consumer loans	3	-	498	501	8,320	8,821
Total loans held for investment	$8,662	$16	$15,600	$24,278	$1,985,856	$2,010,134

(1)Includes nonaccrual loans and accruing loans that were contractually delinquent 90 days or more (i.e., FHA/VA guaranteed loans).

(2)It is the Corporation's policy to report delinquent residential mortgage loans insured by the FHA, guaranteed by the VA, and other government-insured loans as past-due loans 90 days and still accruing as opposed to nonaccrual loans since the principal repayment is insured. The Corporation continues accruing interest on these loans until they have passed the 15 months delinquency mark, taking into consideration the FHA interest curtailment process. No residential mortgage loans insured by the FHA in the Florida region were over 15 months delinquent as of June 30, 2020.

(3)According to the Corporation's delinquency policy and consistent with the instructions for the preparation of the Consolidated Financial Statements for Bank Holding Companies (FR Y-9C) required by the Federal Reserve Board, residential mortgage, commercial mortgage, and construction loans are considered past due when the borrower is in arrears on two or more monthly payments. Conventional residential mortgage loans past due 30-59 days as of June 30, 2020 amounted to $2.6 million.

As of June 30, 2020
Total	30-59 Days Past Due	60-89 Days Past Due	90 days or more Past Due (1) (2)	Total Past Due	Current	Total loans held for investment
(In thousands)
Residential mortgage loans, mainly secured by first mortgages:
FHA/VA government-guaranteed loans (2) (3) (4)	$-	$3,412	$116,384	$119,796	$33,136	$152,932
Conventional residential mortgage loans (2) (4) (5)	-	36,220	163,265	199,485	2,537,884	2,737,369
Commercial loans:
Construction loans (4)	4,320	81	9,664	14,065	163,712	177,777
Commercial mortgage loans (4) (6)	1,969	1,423	35,980	39,372	1,415,711	1,455,083
Commercial and Industrial loans	8,249	146	21,573	29,968	2,517,844	2,547,812
Consumer loans:
Auto loans	17,664	4,142	12,112	33,918	1,135,977	1,169,895
Finance leases	4,552	1,969	1,521	8,042	430,809	438,851
Personal loans	2,878	1,024	925	4,827	258,647	263,474
Credit cards	447	587	2,964	3,998	262,069	266,067
Other consumer loans	1,363	942	3,489	5,794	151,162	156,956
Total loans held for investment	$41,442	$49,946	$367,877	$459,265	$8,906,951	$9,366,216

(1)Includes nonaccrual loans and accruing loans that were contractually delinquent 90 days or more (i.e., FHA/VA guaranteed loans and credit cards). Credit card loans continue to accrue finance charges and fees until charged-off at 180 days.

(2)It is the Corporation's policy to report delinquent residential mortgage loans insured by the FHA, guaranteed by the VA, and other government-insured loans as past-due loans 90 days and still accruing as opposed to nonaccrual loans since the principal repayment is insured. The Corporation continues accruing interest on these loans until they have passed the 15 months delinquency mark, taking into consideration the FHA interest curtailment process. These balances include $35.0 million of residential mortgage loans insured by the FHA that were over 15 months delinquent.

(3)As of June 30, 2020, includes $70.1 million of defaulted loans collateralizing GNMA securities for which the Corporation has an unconditional option (but not an obligation) to repurchase the defaulted loans.

(4)According to the Corporation's delinquency policy and consistent with the instructions for the preparation of the Consolidated Financial Statements for Bank Holding Companies (FR Y-9C) required by the Federal Reserve Board, residential mortgage, commercial mortgage, and construction loans are considered past due when the borrower is in arrears on two or more monthly payments. FHA/VA government-guaranteed loans, conventional residential mortgage loans, commercial mortgage loans, and construction loans past due 30-59 days as of June 30, 2020 amounted to $4.2 million, $71.9 million, $8.1 million, and $0.2 million, respectively.

(5)Includes residential mortgage loans, previously accounted for under ASC 310-30, for which the Corporation made the accounting policy election of maintaining pools of loans as “units of account” both at the time of adoption of ASC 326 and on an ongoing basis for credit loss measurement, with individual delinquencies as follow: current – $105.8 million, 60-89 days past due – $2.4 million, and 90 days or more past due – $23.7 million.

(6)Includes commercial mortgage loans, previously accounted for under ASC 310-30, for which the Corporation made the accounting policy election of maintaining pools of loans as “units of account” both at the time of adoption of ASC 326 and on an ongoing basis for credit loss measurement, with individual delinquencies as follow: current – $0.9 million, and 90 days or more past due – $1.6 million.

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

Credit Quality Indicators:

The Corporation categorizes loans into risk categories based on relevant information about the ability of the borrower to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Corporation analyzes non-homogeneous loans, such as commercial mortgage, commercial and industrial, and construction loans individually to classify the loans’ credit risk. As mentioned above, the Corporation periodically reviews its commercial and construction loan classifications to evaluate if they are properly classified. The frequency of these reviews will depend on the amount of the aggregate outstanding debt, and the risk rating classification of the obligor. In addition, during the renewal and annual review process of applicable credit facilities, the Corporation evaluates the corresponding loan grades. The Corporation uses the same definition for risk ratings as those described for Puerto Rico municipal bonds accounted for as held-to-maturity securities, as discussed in Note 5,– Investment Securities, above.

For residential mortgage and consumer loans, the Corporation also evaluates credit quality based on credit scores and loan-to-value ratios, if applicable.

Based on the most recent analysis performed, the amortized cost of commercial and construction loans by portfolio classes and by origination year based on the internal credit-risk category as of June 30, 2020 and the amortized cost of commercial and construction loans by portfolio classes based on the internal credit-risk category as of December 31, 2019 was as follows:

	As of June 30, 2020
Puerto Rico and Virgin Islands region	Term Loans								As of December 31, 2019
	Amortized Cost Basis by Origination Year
(In thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Total	Total

CONSTRUCTION
Risk Ratings:
Pass	$7,046	$15,532	$6,231	$14,945	$2,016	$3,903	$-	$49,673	$35,680
Criticized:
Special Mention	-	770	-	-	-	-	-	770	-
Substandard	-	886	1,891	-	5,150	4,436	-	12,363	12,566
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total construction loans	$7,046	$17,188	$8,122	$14,945	$7,166	$8,339	$-	$62,806	$48,246

COMMERCIAL MORTGAGE
Risk Ratings:
Pass	$88,750	$218,043	$148,209	$48,055	$80,783	$201,990	$6	$785,836	$891,298
Criticized:
Special Mention	-	80,769	53,102	91,097	8,663	11,406	-	245,037	13,080
Substandard	-	126	-	-	682	53,104	-	53,912	175,522
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total commercial mortgage loans	$88,750	$298,938	$201,311	$139,152	$90,128	$266,500	$6	$1,084,785	$1,079,900

COMMERCIAL AND INDUSTRIAL
Risk Ratings:
Pass	$320,640	$239,121	$201,537	$136,879	$61,167	$183,641	$367,102	$1,510,087	$1,321,804
Criticized:
Special Mention	-	-	598	1,347	83	38,538	6,736	47,302	39,327
Substandard	-	80	2,698	18,456	1,608	20,515	5,783	49,140	27,265
Doubtful	-	-	-	-	-	-	-	-	2,768
Loss	-	-	-	-	-	-	-	-	249
Total commercial and industrial loans	$320,640	$239,201	$204,833	$156,682	$62,858	$242,694	$379,621	$1,606,529	$1,391,413

			As of June 30, 2020
			Term Loans						As of December 31, 2019
Florida region			Amortized Cost Basis by Origination Year
(In thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Total	Total

CONSTRUCTION
Risk Ratings:
Pass	$45,428	$10,700	$47,261	$8,940	$-	$-	$2,642	$114,971	$63,071
Criticized:
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total construction loans	$45,428	$10,700	$47,261	$8,940	$-	$-	$2,642	$114,971	$63,071

COMMERCIAL MORTGAGE
Risk Ratings:
Pass	$12,188	$93,301	$43,221	$56,161	$41,332	$32,536	$18,750	$297,489	$364,370
Criticized:
Special Mention	-	19,119	6,724	15,417	10,758	15,633	4,838	72,489	-
Substandard	-	-	-	-	-	320	-	320	316
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total commercial mortgage loans	$12,188	$112,420	$49,945	$71,578	$52,090	$48,489	$23,588	$370,298	$364,686

COMMERCIAL AND INDUSTRIAL
Risk Ratings:
Pass	$156,378	$301,890	$101,970	$97,636	$12,259	$61,501	$104,188	$835,822	$837,697
Criticized:
Special Mention	38,790	40,753	17,877	6,311	-	-	-	103,731	-
Substandard	-	-	-	-	-	1,730	-	1,730	1,766
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total commercial and industrial loans	$195,168	$342,643	$119,847	$103,947	$12,259	$63,231	$104,188	$941,283	$839,463

	As of June 30, 2020
Total	Term Loans								As of December 31, 2019
	Amortized Cost Basis by Origination Year
(In thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Total	Total

CONSTRUCTION
Risk Ratings:
Pass	$52,474	$26,232	$53,492	$23,885	$2,016	$3,903	$2,642	$164,644	$98,751
Criticized:
Special Mention	-	770	-	-	-	-	-	770	-
Substandard	-	886	1,891	-	5,150	4,436	-	12,363	12,566
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total construction loans	$52,474	$27,888	$55,383	$23,885	$7,166	$8,339	$2,642	$177,777	$111,317

COMMERCIAL MORTGAGE
Risk Ratings:
Pass	$100,938	$311,344	$191,430	$104,216	$122,115	$234,526	$18,756	$1,083,325	$1,255,668
Criticized:
Special Mention	-	99,888	59,826	106,514	19,421	27,039	4,838	317,526	13,080
Substandard	-	126	-	-	682	53,424	-	54,232	175,838
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total commercial mortgage loans	$100,938	$411,358	$251,256	$210,730	$142,218	$314,989	$23,594	$1,455,083	$1,444,586

COMMERCIAL AND INDUSTRIAL
Risk Ratings:
Pass	$477,018	$541,011	$303,507	$234,515	$73,426	$245,142	$471,290	$2,345,909	$2,159,501
Criticized:
Special Mention	38,790	40,753	18,475	7,658	83	38,538	6,736	151,033	39,327
Substandard	-	80	2,698	18,456	1,608	22,245	5,783	50,870	29,031
Doubtful	-	-	-	-	-	-	-	-	2,768
Loss	-	-	-	-	-	-	-	-	249
Total commercial and industrial loans	$515,808	$581,844	$324,680	$260,629	$75,117	$305,925	$483,809	$2,547,812	$2,230,876

The following table presents the amortized cost of residential mortgage loans by origination year based on original loan-to-value-ratio (LTV) and based on original credit scores as of June 30, 2020 and the amortized cost of residential mortgage loans by original LTV and original credit scores as of December 31, 2019:

	As of June 30, 2020								As of December 31, 2019
	Term Loans
RESIDENTIAL MORTGAGES	Amortized Cost Basis by Origination Year
(In thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Total	Total

Puerto Rico and Virgin Islands region:
FHA/VA government-guaranteed loans	$-	$1,416	$3,831	$5,063	$10,934	$130,507	$-	$151,751	$122,429
Conventional residential mortgage loans:
Original LTV
Less than or equal to 90 percent	10,830	62,391	96,926	63,239	84,141	1,326,130	-	1,643,657	1,684,340
Greater than 90 percent but less than
or equal to 100 percent	7,526	1,579	5,098	2,543	11,456	424,455	-	452,657	460,879
Greater than 100 percent	-	935	5,499	3,130	7,320	75,340	-	92,224	99,939
Total residential mortgages in
Puerto Rico and Virgin Islands region	$18,356	$66,321	$111,354	$73,975	$113,851	$1,956,432	$-	$2,340,289	$2,367,587

Florida region:
FHA/VA government-guaranteed loans	$-	$-	$-	$288	$-	$893	$-	$1,181	$1,480
Conventional residential mortgage loans:
Original LTV
Less than or equal to 90 percent	13,341	54,445	68,257	93,884	87,669	208,514	-	526,110	549,850
Greater than 90 percent but less than
or equal to 100 percent	4,291	2,049	4,847	4,944	2,546	4,044	-	22,721	14,796
Greater than 100 percent	-	-	-	-	-	-	-	-	60
Total residential mortgages in Florida region	$17,632	$56,494	$73,104	$99,116	$90,215	$213,451	$-	$550,012	$566,186

Total:
FHA/VA government-guaranteed loans	$-	$1,416	$3,831	$5,351	$10,934	$131,400	$-	$152,932	$123,909
Conventional residential mortgage loans:
Original LTV
Less than or equal to 90 percent	24,171	116,836	165,183	157,123	171,810	1,534,644	-	2,169,767	2,234,190
Greater than 90 percent but less than
or equal to 100 percent	11,817	3,628	9,945	7,487	14,002	428,499	-	475,378	475,675
Greater than 100 percent	-	935	5,499	3,130	7,320	75,340	-	92,224	99,999
Total residential mortgages	$35,988	$122,815	$184,458	$173,091	$204,066	$2,169,883	$-	$2,890,301	$2,933,773

	As of June 30, 2020								As of December 31, 2019
	Term Loans
RESIDENTIAL MORTGAGES	Amortized Cost Basis by Origination Year
(In thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Total	Total

Puerto Rico and Virgin Islands region:
FHA/VA government-guaranteed loans	$-	$1,416	$3,831	$5,063	$10,934	$130,507	$-	$151,751	$122,429
Conventional residential mortgage loans:
Original FICO Score
Less than 620	-	-	465	1,274	75	278,722	-	280,536	286,754
Greater than or equal to 620
and less than 680	88	2,241	7,391	6,969	7,796	378,751	-	403,236	416,766
Greater than or equal to 680
and less than 740	12,180	23,047	39,118	20,423	34,391	487,098	-	616,257	626,291
Greater than or equal to 740	6,088	39,617	60,549	40,246	60,655	681,354	-	888,509	915,347
Total residential mortgages in
Puerto Rico and Virgin Islands region	$18,356	$66,321	$111,354	$73,975	$113,851	$1,956,432	$-	$2,340,289	$2,367,587

Florida region:
FHA/VA government-guaranteed loans	$-	$-	$-	$288	$-	$893	$-	$1,181	$1,480
Conventional residential mortgage loans:
Original FICO Score
Less than 620	-	-	2,560	-	-	834	-	3,394	3,485
Greater than or equal to 620
and less than 680	735	5,172	3,660	9,573	11,949	18,215	-	49,304	51,164
Greater than or equal to 680
and less than 740	7,737	16,553	18,963	31,598	28,896	47,474	-	151,221	151,544
Greater than or equal to 740	9,160	34,769	47,921	57,657	49,370	146,035	-	344,912	358,513
Total residential mortgages in Florida region	$17,632	$56,494	$73,104	$99,116	$90,215	$213,451	$-	$550,012	$566,186

Total:
FHA/VA government-guaranteed loans	$-	$1,416	$3,831	$5,351	$10,934	$131,400	$-	$152,932	$123,909
Conventional residential mortgage loans:
Original FICO Score
Less than 620	-	-	3,025	1,274	75	279,556	-	283,930	290,239
Greater than or equal to 620
and less than 680	823	7,413	11,051	16,542	19,745	396,966	-	452,540	467,930
Greater than or equal to 680
and less than 740	19,917	39,600	58,081	52,021	63,287	534,572	-	767,478	777,835
Greater than or equal to 740	15,248	74,386	108,470	97,903	110,025	827,389	-	1,233,421	1,273,860
Total residential mortgages	$35,988	$122,815	$184,458	$173,091	$204,066	$2,169,883	$-	$2,890,301	$2,933,773

The following tables present the amortized cost of consumer loans by origination year based on original credit scores as of June 30, 2020 and consumer loans based on original credit scores as of December 31, 2019:

CONSUMER	As of June 30, 2020
	Term Loans								As of December 31, 2019
Puerto Rico and Virgin Islands region	Amortized Cost Basis by Origination Year
(In thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Total	Total

Auto loans
Original FICO score
Less than 620	$18,786	$53,201	$27,903	$12,788	$9,165	$7,301	$-	$129,144	$126,540
Greater than or equal to 620
and less than 680	54,501	156,426	101,118	45,058	22,959	18,835	-	398,897	388,890
Greater than or equal to 680
and less than 740	50,172	137,516	85,384	39,127	22,443	12,954	-	347,596	333,734
Greater than or equal to 740	45,567	106,306	55,733	31,462	20,509	10,341	-	269,918	255,196
Total auto loans	$169,026	$453,449	$270,138	$128,435	$75,076	$49,431	$-	$1,145,555	$1,104,360

Finance leases
Original FICO score
Less than 620	$1,331	$5,975	$5,045	$2,187	$680	$560	$-	$15,778	$15,852
Greater than or equal to 620
and less than 680	10,686	39,440	31,190	14,379	6,050	3,843	-	105,588	100,438
Greater than or equal to 680
and less than 740	20,197	63,842	52,468	21,747	13,516	7,329	-	179,099	170,034
Greater than or equal to 740	18,284	53,918	36,931	11,096	12,249	5,908	-	138,386	128,208
Total finance leases	$50,498	$163,175	$125,634	$49,409	$32,495	$17,640	$-	$438,851	$414,532

Personal loans
Original FICO score
Less than 620	$1,139	$2,693	$1,941	$748	$635	$511	$-	$7,667	$8,197
Greater than or equal to 620
and less than 680	5,641	26,621	11,320	4,561	1,660	844	-	50,647	52,712
Greater than or equal to 680
and less than 740	13,899	51,115	26,322	12,153	5,088	2,525	-	111,102	114,147
Greater than or equal to 740	10,677	38,704	24,842	11,679	5,545	2,202	-	93,649	98,668
Unscorable	-	-	-	-	-	-	-	-	369
Total personal loans	$31,356	$119,133	$64,425	$29,141	$12,928	$6,082	$-	$263,065	$274,093

Credit cards
Original FICO score
Less than 620	$-	$-	$-	$-	$-	$-	$9,991	$9,991	$11,247
Greater than or equal to 620
and less than 680	-	-	-	-	-	-	53,486	53,486	57,643
Greater than or equal to 680
and less than 740	-	-	-	-	-	-	116,679	116,679	126,977
Greater than or equal to 740	-	-	-	-	-	-	85,911	85,911	96,423
Total credit cards	$-	$-	$-	$-	$-	$-	$266,067	$266,067	$292,290

Other consumer loans
Original FICO score
Less than 620	$3,313	$13,308	$3,574	$2,187	$936	$574	$2,896	$26,788	$28,251
Greater than or equal to 620
and less than 680	9,736	31,904	9,078	4,847	2,196	6,708	1,723	66,192	68,727
Greater than or equal to 680
and less than 740	6,399	18,053	5,872	2,808	1,171	3,133	2,888	40,324	41,914
Greater than or equal to 740	1,556	4,713	1,515	825	352	2,065	1,434	12,460	13,359
Unscorable	-	-	-	-	-	1,930	441	2,371	3,605
Total other consumer loans	$21,004	$67,978	$20,039	$10,667	$4,655	$14,410	$9,382	$148,135	$155,856

Total consumer loans in Puerto Rico and Virgin Islands region	$271,884	$803,735	$480,236	$217,652	$125,154	$87,563	$275,449	$2,261,673	$2,241,131

CONSUMER	As of June 30, 2020
	Term Loans								As of December 31, 2019
Florida region	Amortized Cost Basis by Origination Year
(In thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Total	Total

Auto loans
Original FICO score
Less than 620	$-	$38	$1,058	$965	$799	$202	$-	$3,062	$3,857
Greater than or equal to 620
and less than 680	-	583	4,874	3,988	1,904	620	-	11,969	15,052
Greater than or equal to 680
and less than 740	-	478	3,642	1,785	723	201	-	6,829	8,590
Greater than or equal to 740	-	304	1,661	352	136	27	-	2,480	2,996
Total auto loans	$-	$1,403	$11,235	$7,090	$3,562	$1,050	$-	$24,340	$30,495

Finance leases
Original FICO score
Less than 620	$-	$-	$-	$-	$-	$-	$-	$-	$-
Greater than or equal to 620
and less than 680	-	-	-	-	-	-	-	-	-
Greater than or equal to 680
and less than 740	-	-	-	-	-	-	-	-	-
Greater than or equal to 740	-	-	-	-	-	-	-	-	-
Total finance leases	$-	$-	$-	$-	$-	$-	$-	$-	$-

Personal loans
Original FICO score
Less than 620	$-	$9	$-	$-	$250	$-	$-	$259	$593
Greater than or equal to 620
and less than 680	9	-	-	-	-	-	-	9	-
Greater than or equal to 680
and less than 740	-	48	-	23	-	-	-	71	85
Greater than or equal to 740	-	-	-	70	-	-	-	70	71
Unscorable	-	-	-	-	-	-	-	-	33
Total personal loans	$9	$57	$-	$93	$250	$-	$-	$409	$782

Credit cards
Original FICO score
Less than 620	$-	$-	$-	$-	$-	$-	$-	$-	$-
Greater than or equal to 620
and less than 680	-	-	-	-	-	-	-	-	-
Greater than or equal to 680
and less than 740	-	-	-	-	-	-	-	-	-
Greater than or equal to 740	-	-	-	-	-	-	-	-	-
Total credit cards	$-	$-	$-	$-	$-	$-	$-	$-	$-

Other consumer loans
Original FICO score
Less than 620	$71	$50	$-	$-	$-	$-	$-	$121	$83
Greater than or equal to 620
and less than 680	190	-	-	111	28	623	95	1,047	874
Greater than or equal to 680
and less than 740	180	-	43	51	327	1,295	527	2,423	2,559
Greater than or equal to 740	-	-	-	25	322	2,828	2,055	5,230	5,573
Unscorable	-	-	-	-	-	-	-	-	156
Total other consumer loans	$441	$50	$43	$187	$677	$4,746	$2,677	$8,821	$9,245

Total consumer loans in Florida region	$450	$1,510	$11,278	$7,370	$4,489	$5,796	$2,677	$33,570	$40,522

CONSUMER	As of June 30, 2020
	Term Loans								As of December 31, 2019
Total	Amortized Cost Basis by Origination Year
(In thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Total	Total

Auto loans
Original FICO score
Less than 620	$18,786	$53,239	$28,961	$13,753	$9,964	$7,503	$-	$132,206	$130,397
Greater than or equal to 620
and less than 680	54,501	157,009	105,992	49,046	24,863	19,455	-	410,866	403,942
Greater than or equal to 680
and less than 740	50,172	137,994	89,026	40,912	23,166	13,155	-	354,425	342,324
Greater than or equal to 740	45,567	106,610	57,394	31,814	20,645	10,368	-	272,398	258,192
Total auto loans	$169,026	$454,852	$281,373	$135,525	$78,638	$50,481	$-	$1,169,895	$1,134,855

Finance leases
Original FICO score
Less than 620	$1,331	$5,975	$5,045	$2,187	$680	$560	$-	$15,778	$15,852
Greater than or equal to 620
and less than 680	10,686	39,440	31,190	14,379	6,050	3,843	-	105,588	100,438
Greater than or equal to 680
and less than 740	20,197	63,842	52,468	21,747	13,516	7,329	-	179,099	170,034
Greater than or equal to 740	18,284	53,918	36,931	11,096	12,249	5,908	-	138,386	128,208
Total finance leases	$50,498	$163,175	$125,634	$49,409	$32,495	$17,640	$-	$438,851	$414,532

Personal loans
Original FICO score
Less than 620	$1,139	$2,702	$1,941	$748	$885	$511	$-	$7,926	$8,790
Greater than or equal to 620
and less than 680	5,650	26,621	11,320	4,561	1,660	844	-	50,656	52,712
Greater than or equal to 680
and less than 740	13,899	51,163	26,322	12,176	5,088	2,525	-	111,173	114,232
Greater than or equal to 740	10,677	38,704	24,842	11,749	5,545	2,202	-	93,719	98,739
Unscorable	-	-	-	-	-	-	-	-	402
Total personal loans	$31,365	$119,190	$64,425	$29,234	$13,178	$6,082	$-	$263,474	$274,875

Credit cards
Original FICO score
Less than 620	$-	$-	$-	$-	$-	$-	$9,991	$9,991	$11,247
Greater than or equal to 620
and less than 680	-	-	-	-	-	-	53,486	53,486	57,643
Greater than or equal to 680
and less than 740	-	-	-	-	-	-	116,679	116,679	126,977
Greater than or equal to 740	-	-	-	-	-	-	85,911	85,911	96,423
Total credit cards	$-	$-	$-	$-	$-	$-	$266,067	$266,067	$292,290

Other consumer loans
Original FICO score
Less than 620	$3,384	$13,358	$3,574	$2,187	$936	$574	$2,896	$26,909	$28,334
Greater than or equal to 620
and less than 680	9,926	31,904	9,078	4,958	2,224	7,331	1,818	67,239	69,601
Greater than or equal to 680
and less than 740	6,579	18,053	5,915	2,859	1,498	4,428	3,415	42,747	44,473
Greater than or equal to 740	1,556	4,713	1,515	850	674	4,893	3,489	17,690	18,932
Unscorable	-	-	-	-	-	1,930	441	2,371	3,761
Total other consumer loans	$21,445	$68,028	$20,082	$10,854	$5,332	$19,156	$12,059	$156,956	$165,101

Total consumer loans	$272,334	$805,245	$491,514	$225,022	$129,643	$93,359	$278,126	$2,295,243	$2,281,653

The following tables present information about collateral dependent loans that were individually evaluated for purposes of determining the ACL as of June 30, 2020:

Collateral dependent loans
June 30, 2020
	Collateral Dependent Loans - With Specific Allowance		Collateral Dependent Loans - With No Related Specific Allowance	Collateral Dependent Loans - Total
Puerto Rico and Virgin Islands region	Amortized Cost (1)	Related Specific Allowance	Amortized Cost (1)	Amortized Cost (1)	Related Specific Allowance
(In thousands)
Residential mortgage loans:
FHA/VA government-guaranteed loans	$-	$-	$-	$-	$-
Conventional residential mortgage loans	72,442	10,999	38,019	110,461	10,999
Commercial loans:
Construction loans	-	-	9,387	9,387	-
Commercial mortgage loans	22,128	6,259	39,518	61,646	6,259
Commercial and Industrial loans	31,204	6,418	16,275	47,479	6,418
Consumer loans:
Auto loans	-	-	-	-	-
Finance leases	-	-	-	-	-
Personal loans	146	2	-	146	2
Credit cards	-	-	-	-	-
Other consumer loans	989	88	-	989	88
	$126,909	$23,766	$103,199	$230,108	$23,766

(1) Excludes accrued interest receivable.

	Collateral Dependent Loans - With Specific Allowance		Collateral Dependent Loans - With No Related Specific Allowance	Collateral Dependent Loans - Total
Florida region	Amortized Cost (1)	Related Specific Allowance	Amortized Cost (1)	Amortized Cost (1)	Related Specific Allowance
(In thousands)
Residential mortgage loans:
FHA/VA government-guaranteed loans	$-	$-	$-	$-	$-
Conventional residential mortgage loans	9,346	1,275	-	9,346	1,275
Commercial loans:
Construction loans	-	-	-	-	-
Commercial mortgage loans	-	-	5,215	5,215	-
Commercial and Industrial loans	-	-	269	269	-
Consumer loans:
Auto loans	-	-	-	-	-
Finance leases	-	-	-	-	-
Personal loans	-	-	-	-	-
Credit cards	-	-	-	-	-
Other consumer loans	-	-	-	-	-
	$9,346	$1,275	$5,484	$14,830	$1,275

(1) Excludes accrued interest receivable.

	Collateral Dependent Loans - With Specific Allowance		Collateral Dependent Loans - With No Related Specific Allowance	Collateral Dependent Loans - Total
Total	Amortized Cost (1)	Related Specific Allowance	Amortized Cost (1)	Amortized Cost (1)	Related Specific Allowance
(In thousands)
Residential mortgage loans:
FHA/VA government-guaranteed loans	$-	$-	$-	$-	$-
Conventional residential mortgage loans	81,788	12,274	38,019	119,807	12,274
Commercial loans:
Construction loans	-	-	9,387	9,387	-
Commercial mortgage loans	22,128	6,259	44,733	66,861	6,259
Commercial and Industrial loans	31,204	6,418	16,544	47,748	6,418
Consumer loans:
Auto loans	-	-	-	-	-
Finance leases	-	-	-	-	-
Personal loans	146	2	-	146	2
Credit cards	-	-	-	-	-
Other consumer loans	989	88	-	989	88
	$136,255	$25,041	$108,683	$244,938	$25,041

(1) Excludes accrued interest receivable.

The underlying collateral for residential mortgage and consumer collateral dependent loans consisted of single-family residential properties, and for commercial and construction loans consisted primarily of office buildings, multifamily residential properties, and retail establishments. The weighted-average loan-to-value coverage for collateral dependent loans as of June 30, 2020 was 86%. There were no significant changes in the extent to which collateral secures the Corporation’s collateral dependent financial assets during the second quarter and first six months of 2020.

Purchases and Sales of Loans

During the first six months of 2020, the Corporation purchased $0.8 million of residential mortgage loans as part of a strategic program to purchase residential mortgage loans from mortgage bankers in Puerto Rico, compared to purchases of $9.3 million for the first six months of 2019. In general, the loans purchased from mortgage bankers were conforming residential mortgage loans. Purchases of conforming residential mortgage loans provide the Corporation the flexibility to retain or sell the loans, including through securitization transactions, depending upon the Corporation’s interest rate risk management strategies. When the Corporation sells such loans, it generally keeps the right to service the loans.

In the ordinary course of business, the Corporation sells residential mortgage loans (originated or purchased) to GNMA and GSEs, such as FNMA and FHLMC, which generally securitize the transferred loans into MBS for sale into the secondary market. During the first six months of 2020, the Corporation sold $84.9 million of FHA/VA mortgage loans to GNMA, which packaged them into MBS, compared to sales of $115.0 million for the first six months of 2019. Also, during the first six months of 2020, the Corporation sold approximately $72.6 million of performing residential mortgage loans to FNMA and FHLMC, compared to sales of $59.9 million during the first six months of 2019. The Corporation’s continuing involvement with the loans that it sells consists primarily of servicing the loans. In addition, the Corporation agrees to repurchase loans if it breaches any of the representations and warranties included in the sale agreement. These representations and warranties are consistent with the GSEs’ selling and servicing guidelines (i.e., ensuring that the mortgage was properly underwritten according to established guidelines).

For loans sold to GNMA, the Corporation holds an option to repurchase individual delinquent loans issued on or after January 1, 2003 when the borrower fails to make any payment for three consecutive months. This option gives the Corporation the ability, but not the obligation, to repurchase the delinquent loans at par without prior authorization from GNMA.

Under ASC Topic 860, “Transfer and Servicing,” once the Corporation has the unilateral ability to repurchase the delinquent loan, it is considered to have regained effective control over the loan and is required to recognize the loan and a corresponding repurchase liability on the balance sheet regardless of the Corporation’s intent to repurchase the loan. As of June 30, 2020 and December 31, 2019, rebooked GNMA delinquent loans that were included in the residential mortgage loan portfolio amounted to $70.1 million and $35.6 million, respectively.

During the first six months of 2020 and 2019, the Corporation repurchased, pursuant to the aforementioned repurchase option, $5.2 million and $10.7 million, respectively, of loans previously sold to GNMA. The principal balance of these loans is fully guaranteed and the risk of loss related to the repurchased loans is generally limited to the difference between the delinquent interest payment advanced to GNMA, which is computed at the loan’s interest rate, and the interest payments reimbursed by FHA, which are computed at a pre-determined debenture rate. Repurchases of GNMA loans allow the Corporation, among other things, to maintain acceptable delinquency rates on outstanding GNMA pools and remain as a seller and servicer in good standing with GNMA. On May 14, 2020, in response to the national emergency declared by the U.S. President related to the COVID-19 pandemic, GNMA announced a temporary relief that excludes any new borrower delinquencies, occurring on or after April 2020, from the calculation of delinquency and default ratios established in the GNMA MBS guide. This exclusion will be extended automatically to Issuers that were compliant with GNMA delinquency rate thresholds as reflected by their April 2020 investor accounting report, reflecting March 2020 servicing data. The exemptions and delinquent loan exclusions will automatically expire on December 31, 2020 unless earlier rescinded or extended by GNMA, or the end of the national emergency, whichever comes earlier. Historically, losses for violations of representations and warranties, and on optional repurchases of GNMA delinquent loans, have been immaterial and no provision has been made at the time of sale.

Loan sales to FNMA and FHLMC are without recourse in relation to the future performance of the loans. The Corporation repurchased at par loans that it previously sold to FNMA and FHLMC in the amount of $41 thousand and $64 thousand during the first six months of 2020 and 2019, respectively. The Corporation’s risk of loss with respect to these loans is also minimal as these repurchased loans are generally performing loans with documentation deficiencies.

In addition, during the first six months of 2019, the Corporation sold $4.8 million in nonaccrual commercial loans held for sale and a $20.0 million commercial and industrial loan participation in the Puerto Rico region.

Loan Portfolio Concentration

The Corporation’s primary lending area is Puerto Rico. The Corporation’s banking subsidiary, FirstBank, also lends in the USVI and BVI markets and in the United States (principally in the state of Florida). Of the total gross loans held for investment of $9.4 billion as of June 30, 2020, credit risk concentration was approximately 73% in Puerto Rico, 22% in the U.S., and 5% in the USVI and BVI.

As of June 30, 2020, the Corporation had $56.9 million outstanding in loans extended to the Puerto Rico government, its municipalities and public corporations, compared to $57.7 million as of December 31, 2019. Approximately $43.0 million of the outstanding loans as of June 30, 2020 consisted of loans extended to municipalities in Puerto Rico, which in most cases are supported by assigned property tax revenues. The vast majority of revenues of the municipalities included in the Corporation’s loan portfolio are independent of the Puerto Rico central government. These municipalities are required by law to levy special property taxes in such amounts as are required for the payment of all of their respective general obligation bonds and notes. Late in 2015, the GDB and the Municipal Revenue Collection Center (“CRIM”) signed and perfected a deed of trust. Through this deed, the Puerto Rico Fiscal Agency and Financial Advisory Authority, as fiduciary, is bound to keep the CRIM funds separate from any other deposits and must distribute the funds pursuant to applicable law. The CRIM funds are deposited at another commercial depository financial institution in Puerto Rico. In addition to loans extended to municipalities, the Corporation’s exposure to the Puerto Rico government as of June 30, 2020 included $13.9 million in loans granted to an affiliate of PREPA.

In addition, as of June 30, 2020, the Corporation had $102.5 million in exposure to residential mortgage loans that are guaranteed by the PRHFA, compared to $106.9 million as of December 31, 2019. Residential mortgage loans guaranteed by the PRHFA are secured by the underlying properties and the guarantees serve to cover shortfalls in collateral in the event of a borrower default. The Puerto Rico government guarantees up to $75 million of the principal for all loans under the mortgage loan insurance program. According to the most recently-released audited financial statements of the PRHFA, as of June 30, 2016, the PRHFA’s mortgage loans insurance program covered loans in an aggregate of approximately $576 million. The regulations adopted by the PRHFA require the establishment of adequate reserves to guarantee the solvency of the mortgage loan insurance fund. As of June 30, 2016, the most recent date as of which information is available, the PRHFA had a restricted net position for such purposes of approximately $77.4 million.

The Corporation also has credit exposure to USVI government entities. As of June 30, 2020, the Corporation had $63.6 million in loans to USVI government instrumentalities and public corporations, compared to $64.1 million as of December 31, 2019. Of the amount outstanding as of June 30, 2020, public corporations of the USVI owed approximately $40.4 million and an independent instrumentality of the USVI government owed approximately $23.2 million. As of June 30, 2020, all loans were currently performing and up to date on principal and interest payments.

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

Troubled Debt Restructurings

The Corporation provides homeownership preservation assistance to its customers through a loss mitigation program in Puerto Rico that is similar to the U.S. government’s Home Affordable Modification Program guidelines. Depending upon the nature of a borrower’ financial condition, restructurings or loan modifications through this program, as well as other restructurings of individual commercial, commercial mortgage, construction, and residential mortgage loans, fit the definition of a TDR. A restructuring of a debt constitutes a TDR if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. Modifications involve changes in one or more of the loan terms that bring a defaulted loan current and provide sustainable affordability. Changes may include, among others, the extension of the maturity of the loan and modifications of the loan rate. As of June 30, 2020, the Corporation’s total TDR loans held for investment of $496.2 million consisted of $311.6 million of residential mortgage loans, $84.9 million of commercial and industrial loans, $72.2 million of commercial mortgage loans, $4.3 million of construction loans, and $23.2 million of consumer loans. The Corporation has committed to lend additional amount on these loans totaling up to $3.8 million.

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

Prior to permanently modifying a loan, the Corporation may enter into trial modifications with certain borrowers. Trial modifications generally represent a six-month period during which the borrower makes monthly payments under the anticipated modified payment terms prior to a formal modification. Upon successful completion of a trial modification, the Corporation and the borrower enter into a permanent modification. TDR loans that are participating in or that have been offered a binding trial modification are classified as TDRs when the trial offer is made and continue to be classified as TDRs regardless of whether the borrower enters into a permanent modification. As of June 30, 2020, the Corporation included as TDRs $2.2 million of residential mortgage loans that were participating in or had been offered a trial modification.

For the commercial real estate, commercial and industrial, and construction loan portfolios, at the time of a restructuring, the Corporation determines, on a loan-by-loan basis, whether a concession was granted for economic or legal reasons related to the borrower’s financial difficulty. Concessions granted for loans in these portfolios could include: reductions in interest rates to rates that are considered below market; extension of repayment schedules and maturity dates beyond the original contractual terms; waivers of borrower covenants; forgiveness of principal or interest; or other contractual changes that are considered to be concessions. The Corporation mitigates loan defaults for these loan portfolios through its collection function. The function’s objective is to minimize both early stage delinquencies and losses upon default of loans in these portfolios. In the case of the commercial and industrial, commercial mortgage, and construction loan portfolios, the Corporation’s Special Asset Group (“SAG”) focuses on strategies for the accelerated reduction of non-performing assets through note sales, short sales, loss mitigation programs, and sales of OREO.

In addition, the Corporation extends, renews, and restructures loans with satisfactory credit profiles. Many commercial loan facilities are structured as lines of credit, which generally have one-year terms and, therefore, required annual renewals. Other facilities may be restructured or extended from time to time based upon changes in the borrower’s business needs, use of funds, and timing of completion of projects, and other factors. If the borrower is not deemed to have financial difficulties, extensions, renewals, and restructurings are done in the normal course of business and not considered to be concessions, and the loans continue to be recorded as performing.

In working with borrowers affected by the COVID-19 pandemic, the Corporation has agreed to let consumer borrowers (i.e., borrowers under residential mortgages, personal loans, auto loans, finance leases and small loans) that were current in their payments or no more than 2 payments in arrears (not having exceeded 89 days past due as of March 16, 2020) to defer payments on their loans for the period through June 30, 2020, with the possibility of a further extension up to September 30, 2020, if needed. Residential mortgage and auto loan borrowers that were over 30 days past due and have received a repayment moratorium, as well as personal loan, small loan, boat loans and finance lease borrowers that have received a repayment moratorium, are required to contact the Corporation to qualify for the additional extension for periods subsequent to June 30, 2020. In the case of credit cards and individual lines of credit, the borrowers were required to be current or less than 29 days past due in their payments as of March 16, 2020 to qualify for the payment deferral program for the period through June 30, 2020, with the possibility of a further extension up to August 31, 2020, if needed. For both consumer and residential mortgage loans subject to the deferral programs, each borrower is required to begin making their regularly scheduled loan payment at the end of the deferral period and the deferred amounts were moved to the end of the loan. The payment deferral programs were applied prospectively beginning, in some instances, with the scheduled contractual payment due in March. For commercial loans, any request for payment deferral, including extensions of the repayment moratorium, is analyzed on a case-by-case basis. As of June 30, 2020, the Corporation had under deferred repayment arrangements 76,205 loans, totaling $3.4 billion, or 36% of its total loans portfolio held for investment consisting of 5,860 residential mortgage loans, totaling $849.6 million, 69,619 consumer loans, totaling $784.0 million, and 726 commercial and construction loans, totaling $1.7 billion. Most of these deferred repayment arrangements have been done under the provisions of the Section 4013 of the CARES Act of 2020 or the Interagency Revised Statement. In addition, moratoriums on loan repayments for consumer and residential mortgage products in Puerto Rico are mandated by local law. On July 15, 2020, Puerto Rico’s Governor signed a Senate Joint Resolution that extended the moratorium period on residential mortgage loans by two additional months (up to August 2020) for those borrowers that have been affected by the pandemic and were current in their payments. A loan modification covered by the provisions of the CARES Act of 2020 and the Interagency Revised Statement is not required to be considered as a TDR loan unless the borrower was previously experiencing financial difficulty and the concession granted was significant in relation to the exposure based on criteria established by ASC Subtopic 310-40.

Selected information on the Corporation’s TDR loans held for investment based on the amortized cost by loan class and modification type is summarized in the following tables as of the indicated dates:

	As of June 30, 2020
Puerto Rico and Virgin Islands region	Interest rate below market	Maturity or term extension	Combination of reduction in interest rate and extension of maturity	Forgiveness of principal and/or interest	Forbearance Agreement	Other (1)	Total
(In thousands)
TDRs:
Conventional residential mortgage loans	$18,130	$11,266	$213,274	$-	$223	$65,300	$308,193
Construction loans	23	2,429	1,634	-	-	210	4,296
Commercial mortgage loans	895	1,400	36,670	-	19,704	8,065	66,734
Commercial and Industrial loans	555	13,821	15,343	-	18,378	36,488	84,585
Consumer loans:
Auto loans	-	639	6,188	-	-	6,385	13,212
Finance leases	-	29	826	-	-	645	1,500
Personal loans	23	34	707	-	-	247	1,011
Credit cards	-	-	2,655	19	-	-	2,674
Other consumer loans	1,895	1,110	572	141	-	340	4,058
Total Troubled Debt Restructurings in Puerto Rico
and Virgin Islands region	$21,521	$30,728	$277,869	$160	$38,305	$117,680	$486,263

(1)Other concessions granted by the Corporation include deferral of principal and/or interest payments for a period longer than what would be considered insignificant, payment plans under judicial stipulation, or a combination of two or more of the concessions listed in the table. Amounts included in Other that represent a combination of concessions are excluded from the amounts reported in the column for such individual concessions.

	As of June 30, 2020
Florida region	Interest rate below market	Maturity or term extension	Combination of reduction in interest rate and extension of maturity	Forgiveness of principal and/or interest	Forbearance Agreement	Other (1)	Total
(In thousands)
TDRs:
Conventional residential mortgage loans	$1,002	$408	$1,969	$-	$-	$26	$3,405
Construction loans	-	-	-	-	-	-	-
Commercial mortgage loans	2,895	848	1,772	-	-	-	5,515
Commercial and Industrial loans	-	-	-	-	-	269	269
Consumer loans:
Auto loans	-	72	18	-	-	-	90
Finance leases	-	-	-	-	-	-	-
Personal loans	-	-	-	-	-	-	-
Credit cards	-	-	-	-	-	-	-
Other consumer loans	37	-	178	-	-	450	665
Total Troubled Debt Restructurings in Florida Region	$3,934	$1,328	$3,937	$-	$-	$745	$9,944

(1) Other concessions granted by the Corporation include deferral of principal and/or interest payments for a period longer than what would be considered insignificant, payment plans under judicial stipulation, or a combination of two or more of the concessions listed in the table. Amounts included in Other that represent a combination of concessions are excluded from the amounts reported in the column for such individual concessions.

	As of June 30, 2020
Total	Interest rate below market	Maturity or term extension	Combination of reduction in interest rate and extension of maturity	Forgiveness of principal and/or interest	Forbearance Agreement	Other (1)	Total
(In thousands)
TDRs:
Conventional residential mortgage loans	$19,132	$11,674	$215,243	$-	$223	$65,326	$311,598
Construction loans	23	2,429	1,634	-	-	210	4,296
Commercial mortgage loans	3,790	2,248	38,442	-	19,704	8,065	72,249
Commercial and Industrial loans	555	13,821	15,343	-	18,378	36,757	84,854
Consumer loans:
Auto loans	-	711	6,206	-	-	6,385	13,302
Finance leases	-	29	826	-	-	645	1,500
Personal loans	23	34	707	-	-	247	1,011
Credit cards	-	-	2,655	19	-	-	2,674
Other consumer loans	1,932	1,110	750	141	-	790	4,723
Total Troubled Debt Restructurings	$25,455	$32,056	$281,806	$160	$38,305	$118,425	$496,207

(1) Other concessions granted by the Corporation include deferral of principal and/or interest payments for a period longer than what would be considered insignificant, payment plans under judicial stipulation, or a combination of two or more of the concessions listed in the table. Amounts included in Other that represent a combination of concessions are excluded from the amounts reported in the column for such individual concessions.

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

(1)Other concessions granted by the Corporation include deferral of principal and/or interest payments for a period longer than what would be considered insignificant, payment plans under judicial stipulation, or a combination of two or more of the concessions listed in the table. Amounts included in Other that represent a combination of concessions are excluded from the amounts reported in the column for such individual concessions.

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

(1)Other concessions granted by the Corporation include deferral of principal and/or interest payments for a period longer than what would be considered insignificant, payment plans under judicial stipulation, or a combination of two or more of the concessions listed in the table. Amounts included in Other that represent a combination of concessions are excluded from the amounts reported in the column for such individual concessions.

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

(1)Other concessions granted by the Corporation include deferral of principal and/or interest payments for a period longer than what would be considered insignificant, payment plans under judicial stipulation, or a combination of two or more of the concessions listed in the table. Amounts included in Other that represent a combination of concessions are excluded from the amounts reported in the column for such individual concessions.

The following table presents the Corporation's TDR loans held for investment activity for the indicated periods:

	Quarter Ended		Six-Month Period Ended
	June 30,		June 30,
	2020	2019	2020	2019
(In thousands)
Beginning balance of TDRs	$497,295	$589,795	$487,997	$582,647
New TDRs	5,421	6,961	28,546	32,420
Increases to existing TDRs	3,508	347	3,611	1,522
Charge-offs post modification	(1,178)	(2,092)	(3,515)	(4,913)
Foreclosures	(27)	(3,278)	(1,638)	(6,921)
Paid-off, partial payments and other	(8,812)	(9,344)	(18,794)	(22,366)
Ending balance of TDRs	$496,207	$582,389	$496,207	$582,389

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

The following tables provide a breakdown of the TDR loans held for investment by those in accrual and nonaccrual status as of the indicated dates:

June 30, 2020	Puerto Rico and
	Virgin Islands region			Florida region			Total
	Accrual	Nonaccrual	Total TDRs	Accrual	Nonaccrual	Total TDRs	Accrual	Nonaccrual (1)	Total TDRs
(In thousands)
Conventional residential mortgage loans	$252,538	$55,655	$308,193	$3,405	$-	$3,405	$255,943	$55,655	$311,598
Construction loans	3,228	1,068	4,296	-	-	-	3,228	1,068	4,296
Commercial mortgage loans	45,130	21,604	66,734	5,515	-	5,515	50,645	21,604	72,249
Commercial and Industrial loans	75,698	8,887	84,585	-	269	269	75,698	9,156	84,854
Consumer loans:
Auto loans	7,570	5,642	13,212	90	-	90	7,660	5,642	13,302
Finance leases	1,492	8	1,500	-	-	-	1,492	8	1,500
Personal loans	1,011	-	1,011	-	-	-	1,011	-	1,011
Credit Cards	2,674	-	2,674	-	-	-	2,674	-	2,674
Other consumer loans	3,714	344	4,058	602	63	665	4,316	407	4,723
Total Troubled Debt Restructurings	$393,055	$93,208	$486,263	$9,612	$332	$9,944	$402,667	$93,540	$496,207

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

TDR loans exclude restructured residential mortgage loans that are government-guaranteed (e.g., FHA/VA loans) totaling $55.6 million as of June 30, 2020 (compared with $60.1 million as of December 31, 2019). The Corporation excludes FHA/VA guaranteed loans from TDR loan statistics given that, in the event that the borrower defaults on the loan, the principal and interest (at the specified debenture rate) are guaranteed by the U.S. government; therefore, the risk of loss on these types of loans is very low.

Loan modifications that are considered TDR loans completed during the quarters and six-month periods ended June 30, 2020 and
2019 were as follows:

Quarter Ended June 30, 2020

	Puerto Rico and Virgin Island region			Florida region			Total
	Number of contracts	Pre-modification Amortized Cost	Post-modification Amortized Cost	Number of contracts	Pre-modification Amortized Cost	Post-modification Amortized Cost	Number of contracts	Pre-modification Amortized Cost	Post-modification Amortized Cost
(Dollars in thousands)
TDRs:
Conventional residential mortgage loans	20	$1,233	$1,224	-	$-	$-	20	$1,233	$1,224
Construction loans	-	-	-	-	-	-	-	-	-
Commercial mortgage loans	-	-	-	-	-	-	-	-	-
Commercial and Industrial loans	3	3,678	3,678	-	-	-	3	3,678	3,678
Consumer loans:
Auto loans	15	203	201	-	-	-	15	203	201
Finance leases	4	70	70	-	-	-	4	70	70
Personal loans	3	29	29	-	-	-	3	29	29
Credit Cards	40	205	205	-	-	-	40	205	205
Other consumer loans	21	15	14	-	-	-	21	15	14
Total Troubled Debt Restructurings	106	$5,433	$5,421	-	$-	$-	106	$5,433	$5,421

Six-month Period Ended June 30, 2020

	Puerto Rico and Virgin Island region			Florida region			Total
	Number of contracts	Pre-modification Amortized Cost	Post-modification Amortized Cost	Number of contracts	Pre-modification Amortized Cost	Post-modification Amortized Cost	Number of contracts	Pre-modification Amortized Cost	Post-modification Amortized Cost
(Dollars in thousands)
TDRs:
Conventional residential mortgage loans	52	$4,357	$3,784	-	$-	$-	52	$4,357	$3,784
Construction loans	-	-	-	-	-	-	-	-	-
Commercial mortgage loans	2	75	81	-	-	-	2	75	81
Commercial and Industrial loans	6	22,064	22,064	-	-	-	6	22,064	22,064
Consumer loans:
Auto loans	96	1,444	1,436	-	-	-	96	1,444	1,436
Finance leases	25	354	354	-	-	-	25	354	354
Personal loans	16	142	140	-	-	-	16	142	140
Credit Cards	97	485	485	-	-	-	97	485	485
Other consumer loans	85	195	202	-	-	-	85	195	202
Total Troubled Debt Restructurings	379	$29,116	$28,546	-	$-	$-	379	$29,116	$28,546

Quarter Ended June 30, 2019

	Puerto Rico and Virgin Island region			Florida region			Total
	Number of contracts	Pre-modification Amortized Cost	Post-modification Amortized Cost	Number of contracts	Pre-modification Amortized Cost	Post-modification Amortized Cost	Number of contracts	Pre-modification Amortized Cost	Post-modification Amortized Cost
(Dollars in thousands)
TDRs:
Conventional residential mortgage loans	37	$4,174	$3,974	-	$-	$-	37	$4,174	$3,974
Construction loans	3	106	105	-	-	-	3	106	105
Commercial mortgage loans	3	520	520	-	-	-	3	520	520
Commercial and Industrial loans	2	96	96	-	-	-	2	96	96
Consumer loans:
Auto loans	76	1,175	1,141	-	-	-	76	1,175	1,141
Finance leases	14	285	282	-	-	-	14	285	282
Personal loans	12	108	105	-	-	-	12	108	105
Credit Cards	38	193	193	-	-	-	38	193	193
Other consumer loans	124	540	545	-	-	-	124	540	545
Total Troubled Debt Restructurings	309	$7,197	$6,961	-	$-	$-	309	$7,197	$6,961

Six-month Period Ended June 30, 2019

	Puerto Rico and Virgin Island region			Florida region			Total
	Number of contracts	Pre-modification Amortized Cost	Post-modification Amortized Cost	Number of contracts	Pre-modification Amortized Cost	Post-modification Amortized Cost	Number of contracts	Pre-modification Amortized Cost	Post-modification Amortized Cost
(Dollars in thousands)
TDRs:
Conventional residential mortgage loans	66	$7,352	$7,165	-	$-	$-	66	$7,352	$7,165
Construction loans	4	118	117	-	-	-	4	118	117
Commercial mortgage loans	6	23,030	20,854	-	-	-	6	23,030	20,854
Commercial and Industrial loans	6	203	202	-	-	-	6	203	202
Consumer loans:	-	-	-	-	-	-
Auto loans	135	2,089	2,055	3	33	33	138	2,122	2,088
Finance leases	21	444	441	-	-	-	21	444	441
Personal loans	32	312	309	-	-	-	32	312	309
Credit Cards	67	361	361	-	-	-	67	361	361
Other consumer loans	223	860	883	-	-	-	223	860	883
Total Troubled Debt Restructurings	560	$34,769	$32,387	3	$33	$33	563	$34,802	$32,420

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

Loan modifications considered TDR loans that defaulted during the quarters and six-month periods ended June 30, 2020 and 2019, and had become TDR during the 12-months preceding the default date, were as follows:

	Quarter Ended June 30,
	2020		2019
Puerto Rico and Virgin Islands region	Number of contracts	Amortized Cost	Number of contracts	Amortized Cost
(Dollars in thousands)
Conventional residential mortgage loans	-	$-	3	$184
Construction loans	-	-	-	-
Commercial mortgage loans	-	-	-	-
Commercial and Industrial loans	-	-	-	-
Consumer loans:
Auto loans	11	147	29	517
Finance leases	-	-	-	-
Personal loans	-	-	1	9
Credit cards	22	100	-	-
Other consumer loans	7	19	15	48
Total Puerto Rico and Virgin Islands region	40	$266	48	$758

Quarter Ended June 30,
	2020		2019
Florida region	Number of contracts	Amortized Cost	Number of contracts	Amortized Cost
(Dollars in thousands)
Conventional residential mortgage loans	-	$-	-	$-
Construction loans	-	-	-	-
Commercial mortgage loans	-	-	-	-
Commercial and Industrial loans	-	-	-	-
Consumer loans:
Auto loans	-	-	-	-
Finance leases	-	-	-	-
Personal loans	-	-	-	-
Credit cards	-	-	-	-
Other consumer loans	-	-	-	-
Total in Florida region	-	$-	-	$-

	Quarter Ended June 30,
	2020		2019
Total	Number of contracts	Amortized Cost	Number of contracts	Amortized Cost
(Dollars in thousands)
Conventional residential mortgage loans	-	$-	3	$184
Construction loans	-	-	-	-
Commercial mortgage loans	-	-	-	-
Commercial and Industrial loans	-	-	-	-
Consumer loans:
Auto loans	11	147	29	517
Finance leases	-	-	-	-
Personal loans	-	-	1	9
Credit cards	22	100	-	-
Other consumer loans	7	19	15	48
Total	40	$266	48	$758

	Six-Month Period Ended June 30,
	2020		2019
Puerto Rico and Virgin Islands region	Number of contracts	Amortized Cost	Number of contracts	Amortized Cost
(Dollars in thousands)
Conventional residential mortgage loans	6	$1,889	3	$184
Construction loans	-	-	-	-
Commercial mortgage loans	-	-	-	-
Commercial and Industrial loans	1	35	-	-
Consumer loans:
Auto loans	21	323	49	768
Finance leases	1	5	-	-
Personal loans	1	7	1	9
Credit cards	27	114	-	-
Other consumer loans	36	127	33	95
Total Puerto Rico and Virgin Islands region	93	$2,500	86	$1,056

Six-Month Period Ended June 30,
	2020		2019
Florida region	Number of contracts	Amortized Cost	Number of contracts	Amortized Cost
(Dollars in thousands)
Conventional residential mortgage loans	-	$-	-	$-
Construction loans	-	-	-	-
Commercial mortgage loans	-	-	-	-
Commercial and Industrial loans	-	-	-	-
Consumer loans:
Auto loans	-	-	-	-
Finance leases	-	-	-	-
Personal loans	-	-	-	-
Credit cards	-	-	-	-
Other consumer loans	-	-	-	-
Total in Florida region	-	$-	-	$-

	Six-Month Period Ended June 30,
	2020		2019
Total	Number of contracts	Amortized Cost	Number of contracts	Amortized Cost
(Dollars in thousands)
Conventional residential mortgage loans	6	$1,889	3	$184
Construction loans	-	-	-	-
Commercial mortgage loans	-	-	-	-
Commercial and Industrial loans	1	35	-	-
Consumer loans:
Auto loans	21	323	49	768
Finance leases	1	5	-	-
Personal loans	1	7	1	9
Credit cards	27	114	-	-
Other consumer loans	36	127	33	95
Total	93	$2,500	86	$1,056

For certain TDR loans, the Corporation splits the loans into two new notes, A and B Notes. The A Note is restructured to comply with the Corporation’s lending standards at current market rates, and is tailored to suit the customer’s ability to make timely interest and principal payments. The B Note includes the granting of the concession to the borrower and varies by situation. The B Note is fully charged off but the borrower’s obligation is not forgiven, and payments that are collected are accounted for as recoveries of previously charged-off amounts. A partial charge-off may be recorded if the B Note is collateral dependent and the source of repayment is independent of the A Note. At the time of the restructuring, the A Note is identified and classified as a TDR loan. In general, if the loan performs for at least six months according to the modified terms, the A Note may be returned to accrual status. The borrower’s payment performance prior to the restructuring is included in assessing whether the borrower can meet the new terms and may result in the loan being returned to accrual status at the time of the restructuring. In the periods following the calendar year in which a loan is restructured, the A Note may no longer be reported as a TDR loan if it is in accrual status, is in compliance with its modified terms, and yields a market rate (as determined and documented at the time of the restructuring).

The following tables provide additional information about the volume of this type of loan restructuring as of June 30, 2020 and 2019 and the effect on the ACL in the first six months of 2020 and 2019:

	Quarter Ended				Quarter Ended
	June 30, 2020				June 30, 2019
(In thousands)	Commercial Mortgage loans	Commercial and Industrial loans	Construction loans	Total	Commercial Mortgage loans	Commercial and Industrial loans	Construction loans	Total
Beginning balance of A/B Notes	$22,652	$26,396	$1,858	$50,906	$23,032	$28,176	$2,360	$53,568
Increase to existing TDRs	-	371	34	405	-	-	-	-
Paid-off and partial payments	(53)	-	-	(53)	(92)	(189)	(71)	(352)
Ending balance of A/B Notes	$22,599	$26,767	$1,892	$51,258	$22,940	$27,987	$2,289	$53,216

	Six-Month Period Ended				Six-Month Period Ended
	June 30, 2020				June 30, 2019
(In thousands)	Commercial Mortgage loans	Commercial and Industrial loans	Construction loans	Total	Commercial Mortgage loans	Commercial and Industrial loans	Construction loans	Total
Beginning balance of A/B Notes	$22,749	$26,596	$1,883	$51,228	$3,003	$28,406	$2,431	$33,840
New TDR loan splits	-	-	-	-	20,059	-	-	20,059
Increase to existing TDRs	-	371	34	405	-	-	-	-
Paid-off and partial payments	(150)	(200)	(25)	(375)	(122)	(419)	(142)	(683)
Ending balance of A/B Notes	$22,599	$26,767	$1,892	$51,258	$22,940	$27,987	$2,289	$53,216

	Quarter Ended				Quarter Ended
	June 30, 2020				June 30, 2019
(In thousands)	Commercial Mortgage loans	Commercial and Industrial loans	Construction loans	Total	Commercial Mortgage loans	Commercial and Industrial loans	Construction loans	Total
Allowance for credit losses at the
beginning of the period for A/B Notes	$3,116	$1	$-	$3,117	$611	$349	$-	$960
Charges (releases) to the provision
for credit losses	530	437	-	967	650	(31)	-	619
Allowance for credit losses at the
end of the period for A/B Notes	$3,646	$438	$-	$4,084	$1,261	$318	$-	$1,579

	Six-Month Period Ended				Six-Month Period Ended
	June 30, 2020				June 30, 2019
(In thousands)	Commercial Mortgage loans	Commercial and Industrial loans	Construction loans	Total	Commercial Mortgage loans	Commercial and Industrial loans	Construction loans	Total
Allowance for credit losses at the
beginning of the period for A/B Notes	$3,516	$14	$-	$3,530	$-	$473	$-	$473
Impact of adopting ASC 326	(415)	89	-	(326)	-	-	-	-
Charges (releases) to the provision
for credit losses	545	335	-	880	1,261	(155)	-	1,106
Allowance for credit losses at the
end of the period for A/B Notes	$3,646	$438	$-	$4,084	$1,261	$318	$-	$1,579

Approximately $41.6 million of the June 30, 2020 balance of loans restructured using the A/B note restructure workout strategy were in accrual status as of June 30, 2020.

NOTE 8 – ALLOWANCE FOR CREDIT LOSSES ON LOANS AND FINANCE LEASES

The following table presents the activity in the ACL on loans and finance leases by portfolio segment for the quarters and six-month periods ended June 30, 2020 and June 30, 2019:

	Residential Mortgage Loans	Construction Loans	Commercial Mortgage	Commercial & Industrial Loans	Consumer Loans	Total

Quarter Ended June 30, 2020
(In thousands)
Allowance for credit losses:
Beginning balance	$107,082	$5,253	$33,971	$38,310	$108,158	$292,774
Provision (release) for credit losses	6,162	2,601	15,439	(5)	12,211	36,408
Charge-offs	(1,922)	(71)	(18)	(48)	(9,990)	(12,049)
Recoveries	128	17	43	53	1,923	2,164
Ending balance	$111,450	$7,800	$49,435	$38,310	$112,302	$319,297

	Residential Mortgage Loans	Construction Loans	Commercial Mortgage	Commercial & Industrial Loans	Consumer Loans	Total

Six-Month Period Ended June 30, 2020
(In thousands)
Allowance for credit losses:
Beginning balance, prior to adoption ASC 326	$44,806	$2,370	$39,194	$15,198	$53,571	$155,139
Impact of adopting ASC 326	49,837	797	(19,306)	14,731	35,106	81,165
Provision for credit losses	22,380	4,663	29,606	8,386	45,418	110,453
Charge-offs	(6,357)	(74)	(146)	(173)	(25,494)	(32,244)
Recoveries	784	44	87	168	3,701	4,784
Ending balance	$111,450	$7,800	$49,435	$38,310	$112,302	$319,297

	Residential Mortgage Loans	Construction Loans	Commercial Mortgage Loans	Commercial & Industrial Loans	Consumer Loans	Total

Quarter Ended June 30, 2019
(In thousands)
Allowance for credit losses:
Beginning balance	$51,886	$3,331	$53,430	$22,321	$52,764	$183,732
Provision (release) for credit losses	586	(542)	4,541	(594)	8,543	12,534
Charge-offs	(4,768)	(72)	(11,688)	(358)	(11,027)	(27,913)
Recoveries	580	309	90	275	2,404	3,658
Ending balance	$48,284	$3,026	$46,373	$21,644	$52,684	$172,011

	Residential Mortgage Loans	Construction Loans	Commercial Mortgage Loans	Commercial & Industrial Loans	Consumer Loans	Total

Six-Month Period Ended June 30, 2019
(In thousands)
Allowance for credit losses:
Beginning balance	$50,794	$3,592	$55,581	$32,546	$53,849	$196,362
Provision (release) for credit losses	7,225	(637)	4,662	(5,603)	18,707	24,354
Charge-offs	(10,941)	(279)	(14,088)	(6,669)	(24,296)	(56,273)
Recoveries	1,206	350	218	1,370	4,424	7,568
Ending balance	$48,284	$3,026	$46,373	$21,644	$52,684	$172,011

The Corporation estimates the ACL following the methodologies described in Note 1, – Basis of Presentation and Significant Accounting Policies, above for each portfolio segment. The ACL for loans and finance leases was $155.1 million as of December 31, 2019. Upon adoption of CECL on January 1, 2020, the Corporation recognized an increase in the ACL for loans and finance leases of approximately $81.2 million, as a cumulative effect adjustment from the adoption of ASC 326, with a corresponding decrease in retained earnings, net of applicable income taxes. As of June 30, 2020, the ACL for loans and finance leases was $319.3 million, up $164.2 million from December 31, 2019, driven by the $81.2 million increase as a result of adopting CECL and an $83.0 million reserve build (i.e., the amount by which the provision of $110.5 million exceeded net charge-offs of $27.5 million) in the first six months of 2020. The Corporation recorded a $36.4 million provision for credit losses on loans and finance leases for the second quarter of 2020, compared to $74.0 million for the first quarter of 2020 and $12.5 million for the second quarter of 2019. The decrease, as compared to the first quarter of 2020, reflects the effect in the first quarter of the significant initial estimated effect of the COVID-19 pandemic on economic conditions. Notwithstanding the decrease in the provision, as compared to the first quarter of 2020, the reserve build of $26.5 million (i.e., the amount by which the provision of $36.4 million exceeds net charge-offs of $9.9 million) in the second quarter of 2020 reflects a worse than initially anticipated effect of the COVID-19 pandemic in current and forecasted economic conditions. The Corporation recorded net charge-offs of $9.9 million for the second quarter of 2020, compared to $17.6 million for the first quarter of 2020 and $24.2 million for the second quarter of 2019. The decreases compared to the first quarter of 2020 and second quarter of 2019 reflect both the effect of deferred repayment arrangements provided to borrowers affected by the COVID-19 pandemic and the effect in 2019 of an $11.4 million charge-off taken on a commercial mortgage loan in the Florida region. The increase in the ACL during 2020 was reflected across all loan portfolio categories and geographic regions due to the deterioration in the macroeconomic variables considered for the determination of the PDs and LGDs used in the different models. For those loans where the ACL was determined based on a discounted cash flow model, as indicated in Note 1, – Basis of Presentation and Significant Accounting Policies, above, the change in the ACL due to the passage of time is recorded as part of the provision for credit losses.

The tables below present the ACL related to loans and finance leases and the carrying value of loans by portfolio segment as of June 30, 2020 and December 31, 2019:

As of June 30, 2020	Residential Mortgage Loans	Construction Loans	Commercial Mortgage		Consumer Loans
				Commercial and Industrial Loans (1)
(Dollars in thousands)						Total
Total loans held for investment:
Amortized cost of loans	$2,890,301	$177,777	$1,455,083	$2,547,812	$2,295,243	$9,366,216
Allowance for credit losses	111,450	7,800	49,435	38,310	112,302	319,297
Allowance for credit losses to
amortized cost balance	3.86%	4.39%	3.40%	1.50%	4.89%	3.41%

As of December 31, 2019	Residential Mortgage Loans	Construction Loans	Commercial Mortgage Loans		Consumer Loans
				Commercial and Industrial Loans
(Dollars in thousands)						Total

Total loans held for investment:
Amortized cost of loans	$2,933,773	$111,317	$1,444,586	$2,230,876	$2,281,653	$9,002,205
Allowance for credit losses	44,806	2,370	39,194	15,198	53,571	155,139
Allowance for credit losses to
amortized cost	1.53%	2.13%	2.71%	0.68%	2.35%	1.72%
____________

(1)As of June 30, 2020, includes $359.6 million of SBA PPP loans, which require no ACL as those loans are 100 percent guaranteed by the SBA.

In addition, the Corporation estimates expected credit losses over the contractual period in which the Corporation is exposed to credit risk via a contractual obligation to extend credit, such as unfunded loan commitments and standby letters of credit for commercial and construction loans, unless the obligation is unconditionally cancellable by the Corporation. The Corporation estimates the ACL for these off-balance sheet exposures following the methodology described in Note 1, – Basis of Presentation and Significant Accounting Policies, above. Upon adoption of CECL on January 1, 2020, the Corporation recognized an increase in the ACL for off-balance sheet exposures of approximately $3.9 million as a cumulative effect adjustment from the adoption of ASC 326, with a corresponding decrease in retained earnings, net of applicable income taxes. As of June 30, 2020, the ACL for off-balance sheet credit exposures was $7.1 million, including the $3.9 million effect of adopting CECL and a $3.2 million charge to the provision in the first six months of 2020. The increase in the ACL for unfunded loan commitments in the first six months of 2020 primarily reflects the effect of the deteriorating economic outlook due to the COVID-19 pandemic.

The following table presents the activity in the ACL for unfunded loan commitments and standby letters of credit for the quarters and six-month periods ended June 30, 2020 and 2019:

	Quarter Ended		Six-Month Period Ended
	June 30,		June 30,
	2020	2019	2020	2019
(In thousands)
Beginning Balance	$5,741	$-	$-	$412
Impact of adopting ASC 326	-	-	3,922	-
Provision (release) for credit losses	1,343	-	3,162	(412)
Ending balance	$7,084	$-	$7,084	$-

NOTE 9 – LOANS HELD FOR SALE

The Corporation’s loans held-for-sale portfolio as of the dates indicated was composed of:

	June 30, 2020	December 31, 2019
(In thousands)
Residential mortgage loans	$38,986	$39,477

NOTE 10 – OTHER REAL ESTATE OWNED

The following table presents the OREO inventory as of the dates indicated:

	June 30,	December 31,
	2020	2019
(In thousands)
OREO
OREO balances, carrying value:
Residential (1)	$43,402	$46,912
Commercial	45,695	47,271
Construction	7,222	7,443
Total	$96,319	$101,626

(1)Excludes $19.1 million and $16.7 million as of June 30, 2020 and December 31, 2019, respectively, of foreclosures that meet the conditions of ASC Topic 310-40 and are presented as a receivable (other assets) in the consolidated statements of financial condition.

NOTE 11 – LEASES

The Corporation’s operating leases are primarily related to the Corporation’s branches and leased commercial space for automated teller machines (“ATMs”). Our leases mainly have terms ranging from two years to thirty years, some of which include options to extend the leases for up to seven years. As of June 30, 2020, and December 31, 2019, the Corporation did not have a lease that qualifies as a finance lease.

Operating lease cost for the quarter and six-month period ended June 30, 2020 amounted to $2.6 million and $5.2 million, respectively (2019 - $2.5 million and $5.2 million, respectively).

Supplemental balance sheet information related to leases as of the dates indicated was as follows:

	June 30,	December 31,
	2020	2019
(Dollars in thousands)

Operating lease right-of-use ("ROU") asset	$57,364	$61,327
Operating lease liability	$60,445	$64,259
Operating lease weighted-average remaining lease term (in years)	10.6	10.8
Operating lease weighted-average discount rate	3.31%	3.29%

Generally, the Corporation cannot practically determine the interest rate implicit in the lease. Therefore, the Corporation uses its incremental borrowing rate as the discount rate for the lease.

Supplemental cash flow information related to leases is as follows:
	Six-Month Period Ended
	June 30,	June 30,
	2020	2019
(In thousands)

Operating cash flow from operating leases (1)	$5,119	$4,876
ROU assets obtained in exchange for operating lease liabilities (2)	274	2,418

(1)Represents cash paid for amounts included in the measurement of operating lease liabilities.

(2)Represents non-cash activity and, accordingly, is not reflected in the consolidated statements of cash flows.

Maturities under lease liabilities as of June 30, 2020 were as follows:

Amount
(In thousands)

2020	$5,143
2021	9,622
2022	8,612
2023	7,007
2024	6,422
2025 and later years	35,434
Total lease payments	72,240
Less: imputed interest	(11,795)
Total present value of lease liability	$60,445

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

The Corporation designates a derivative as a fair value hedge, cash flow hedge or economic undesignated hedge when it enters into the derivative contract. As of June 30, 2020 and December 31, 2019, all derivatives held by the Corporation were considered economic undesignated hedges. The Corporation records these undesignated hedges at fair value with the resulting gain or loss recognized in current earnings.

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

The following table summarizes the notional amounts of all derivative instruments as of the indicated dates:

	Notional Amounts (1)
	As of	As of
	June 30,	December 31,
	2020	2019
(In thousands)
Undesignated economic hedges:
Interest rate contracts:
Written interest rate cap agreements	$21,010	$21,010
Purchased interest rate cap agreements	21,010	21,010
Interest rate lock commitments	33,442	11,456
Forward Contracts:
Sale of TBA GNMA MBS pools	41,000	35,000
Forward loan sales commitments	14,603	6,418
	$131,065	$94,894

(1)Notional amounts are presented on a gross basis with no netting of offsetting exposure positions.

The following table summarizes for derivative instruments their fair values and location in the consolidated statements of financial condition as of the indicated dates:

	Asset Derivatives			Liability Derivatives
	Statement of	June 30,	December 31,		June 30,	December 31,
	Financial	2020	2019		2020	2019
	Condition Location	Fair Value	Fair Value	Statement of Financial Condition Location	Fair Value	Fair Value
(In thousands)

Undesignated economic hedges:

Interest rate contracts:
Written interest rate cap agreements	Other assets	$-	$-	Accounts payable and other liabilities	$9	$11
Purchased interest rate cap agreements	Other assets	9	11	Accounts payable and other liabilities	-	-
Interest rate lock commitments	Other assets	954	341	Accounts payable and other liabilities	-	-

Forward Contracts:
Sales of TBA GNMA MBS pools	Other assets	58	-	Accounts payable and other liabilities	192	138
Forward loan sales commitments	Other assets	20	20	Accounts payable and other liabilities	-	-
		$1,041	$372		$201	$149

The following table summarizes the effect of derivative instruments on the consolidated statements of income for the indicated periods:

		Gain or (Loss)		Gain or (Loss)
	Location of Unrealized Gain (Loss)	Quarter Ended		Six-Month Period Ended
	on Derivative Recognized in	June 30,		June 30,
	Statement of Income	2020	2019	2020	2019

		(In thousands)
UNDESIGNATED ECONOMIC HEDGES:
Interest rate contracts:
Written and purchased interest rate cap agreements	Interest income - Loans	$-	$-	$-	$(4)
Interest rate lock commitments	Mortgage Banking Activities	747	150	656	130
Forward contracts:
Sales of TBA GNMA MBS pools	Mortgage Banking Activities	669	(131)	4	(4)
Forward loan sales commitments	Mortgage Banking Activities	-	3	-	8
Total gain on derivatives		$1,416	$22	$660	$130

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

As of June 30, 2020, the Corporation had not entered into any derivative instrument containing credit-risk-related contingent features.

NOTE 13 – OFFSETTING OF ASSETS AND LIABILITIES

The Corporation enters into master agreements with counterparties, primarily related to derivatives and repurchase agreements, that may allow for netting of exposures in the event of default. In an event of default, each party has a right of set-off against the other party for amounts owed under the related agreement and any other amount or obligation owed with respect to any other agreement or transaction between them. The following tables present information about contracts subject to offsetting provisions related to financial assets and liabilities as well as derivative assets and liabilities, as of the indicated dates:

Offsetting of Financial Assets and Derivative Assets

As of June 30, 2020
				Gross Amounts Not Offset in the Statement of Financial Condition
			Net Amounts of Assets Presented in the Statement of Financial Condition
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition
				Financial Instruments	Cash Collateral
						Net Amount
(In thousands)
Description
Derivatives	$67	$-	$67	$-	$(67)	$-

As of December 31, 2019
				Gross Amounts Not Offset in the Statement of Financial Condition
			Net Amounts of Assets Presented in the Statement of Financial Condition
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition
				Financial Instruments	Cash Collateral
						Net Amount
(In thousands)
Description
Derivatives	$11	$-	$11	$-	$(11)	$-
Securities purchased under agreements to resell	200,000	(200,000)	-	-	-	-
Total	$200,011	$(200,000)	$11	$-	$(11)	$-

Offsetting of Financial Liabilities and Derivative Liabilities

As of June 30, 2020
				Gross Amounts Not Offset in the Statement of Financial Condition
			Net Amounts of Liabilities Presented in the Statement of Financial Condition
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition
				Financial Instruments	Cash Collateral
						Net Amount
(In thousands)
Description
Derivatives	$192	$-	$192	$(192)	$-	$-
Securities sold under agreements to repurchase	300,000	-	300,000	(300,000)	-	-
Total	$300,192	$-	$300,192	$(300,192)	$-	$-

As of December 31, 2019
				Gross Amounts Not Offset in the Statement of Financial Condition
			Net Amounts of Liabilities Presented in the Statement of Financial Condition
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition
				Financial Instruments	Cash Collateral
						Net Amount
(In thousands)
Description
Securities sold under agreements to repurchase	$300,000	$(200,000)	$100,000	$(100,000)	$-	$-

NOTE 14 – GOODWILL AND OTHER INTANGIBLES

Goodwill as of June 30, 2020 and December 31, 2019 amounted to $28.1 million, which was recognized as part of Other Assets in the consolidated statements of financial condition. The Corporation’s goodwill is related to the Florida reporting unit. The Corporation conducted its annual evaluation of goodwill and other intangibles during the fourth quarter of 2019. Such analysis indicated that it was more likely than not that the reporting unit’s fair value was greater than its carrying value based on a qualitative assessment of events and circumstances that could impact the latest quantitative estimate of fair value of the reporting unit performed in the fourth quarter of 2018. During 2020, the COVID-19 pandemic broadly impacted the operating environment, notably since March, causing a sharp contraction in global economic activity and increased market volatility affecting both equity and credit markets. During the first and second quarters of 2020, the Corporation performed qualitative assessments to determine whether the continued effects of the COVID-19 pandemic constituted a triggering event that would indicate that it was more likely than not that the reporting unit was impaired. Although the market volatility resulting from uncertainties around the COVID-19 pandemic had a broad negative effect on macroeconomic and equity market indicators, the duration and extent of the effects of the COVID-19 pandemic are still highly uncertain at this time and its ultimate effect could be affected by measures implemented by central banks and governments intended to mitigate the contraction in economic activity and market concerns. There were no other events specific to the performance of the reporting unit that would have had a significant negative impact on the valuation of the reporting unit. Ultimately, the Corporation concluded the COVID-19 event was not a triggering event that required the performance of a quantitative test. As a result, no impartment charges for goodwill were recorded during the first six months of 2020.

In connection with the acquisition of the FirstBank-branded credit card loan portfolio, in the second quarter of 2012, the Corporation recognized a purchased credit card relationship intangible of $24.5 million ($2.7 million as of June 30, 2020 and $3.6 million as of December 31, 2019), which is being amortized over the remaining estimated life of 1.4 years on an accelerated basis based on the estimated attrition rate of the purchased credit card accounts, which reflects the Corporation’s estimate that it will realize the economic benefits of the intangible asset as the revenue stream generated by the cardholder relationship is realized.

The core deposit intangible of $3.1 million as June 30, 2020 (December 31, 2019 - $3.5 million) primarily consists of the core deposit acquired in the February 2015 Doral Bank transaction described in Note 1, – Basis of Presentation and Significant Accounting Policies, above.

In the first quarter of 2016, FirstBank Insurance Agency acquired certain insurance customer accounts and related customer records and recognized an insurance customer relationship intangible of $1.1 million ($0.4 million as of June 30, 2020 and $0.5 million as of December 31, 2019). The acquired accounts have a direct relationship to the previous mortgage loan portfolio acquisitions from Doral Bank and Doral Financial in 2015 and 2014.

The following table shows the gross amount and accumulated amortization of the Corporation’s intangible assets recognized as part of Other assets in the consolidated statements of financial condition as of the indicated dates:

	As of	As of
	June 30,	December 31,
	2020	2019
(Dollars in thousands)
Core deposit intangible:
Gross amount	$51,664	$51,664
Accumulated amortization (1)	(48,578)	(48,176)
Net carrying amount	$3,086	$3,488

Remaining amortization period (in years)	4.6	5.1

Purchased credit card relationship intangible:
Gross amount	$24,465	$24,465
Accumulated amortization (2)	(21,797)	(20,850)
Net carrying amount	$2,668	$3,615

Remaining amortization period (in years)	1.4	1.9

Insurance customer relationship intangible:
Gross amount	$1,067	$1,067
Accumulated amortization (3)	(673)	(597)
Net carrying amount	$394	$470

Remaining amortization period (in years)	2.5	3.0

(1)For the quarter and six-month period ended June 30, 2020, the amortization expense of core deposit intangibles amounted to $0.2 million and $0.4 million, respectively (2019 - $0.2 million and $0.4 million, respectively).

(2)For the quarter and six-month period ended June 30, 2020, the amortization expense of the purchased credit card relationship intangible amounted to $0.5 million and $0.9 million, respectively (2019 - $0.5 million and $1.0 million, respectively).

(3)For the quarter and six-month period ended June 30, 2020, the amortization expense of the insurance customer relationship intangible amounted to $38 thousand and $76 thousand, respectively (2019 - $38 thousand and $76 thousand, respectively).

The estimated aggregate annual amortization expense related to the intangible assets for future periods was as follows as of June 30, 2020:

Amount
(In thousands)
2020	$1,426
2021	2,656
2022	915
2023	622
2024	457
2025 and after	72

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

The Collins Amendment to the Dodd-Frank Wall Street Reform and Consumer Protection Act eliminated certain TRuPs from Tier 1 Capital; however, these instruments may remain in Tier 2 capital until the instruments are redeemed or mature. Under the indentures, the Corporation has the right, from time to time, and without causing an event of default, to defer payments of interest on the Junior Subordinated Deferrable Debentures by extending the interest payment period at any time and from time to time during the term of the subordinated debentures for up to twenty consecutive quarterly periods. As of June 30, 2020, the Corporation was current on all interest payments due on its subordinated debt.

Private Label MBS

During 2004 and 2005, an unaffiliated party, referred to in this subsection as the seller, established a series of statutory trusts to effect the securitization of mortgage loans and the sale of trust certificates (“private label MBS”). The seller initially provided the servicing for a fee, which is senior to the obligations to pay private label MBS holders. The seller then entered into a sales agreement through which it sold and issued these private label MBS in favor of the Corporation’s banking subsidiary. Currently, the Bank is the sole owner of these private label MBS; the servicing of the underlying residential mortgages that generate the principal and interest cash flows is performed by another third party, which receives a servicing fee. These private label MBS are variable-rate securities indexed to 90-day LIBOR plus a spread. The principal payments from the underlying loans are remitted to a paying agent (servicer), who then remits interest to the Bank. Interest income is shared to a certain extent with the FDIC, which has an interest only strip (“IO”) tied to the cash flows of the underlying loans and is entitled to receive the excess of the interest income less a servicing fee over the variable rate income that the Bank earns on the securities. This IO is limited to the weighted-average coupon on the securities. The FDIC became the owner of the IO upon its intervention of the seller, a failed financial institution. No recourse agreement exists, and the Bank, as the sole holder of the securities, absorbs all risks from losses on non-accruing loans and repossessed collateral. As of June 30, 2020, the amortized cost and fair value of these private label MBS amounted to $14.8 million and $9.2 million, respectively, with a weighted average yield of 2.28%, which is included as part of the Corporation’s available-for-sale investment securities portfolio. As described on Note 5, – Investment Securities, above, the Corporation established a $1.3 million ACL on these private label MBS during 2020.

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

CPG/GS used cash proceeds on the aforementioned seller-financed loan to cover operating expenses and debt service payments, including those related to the loan that was paid off in October 2019. FirstBank will not receive any return on its equity interest until PRLP receives an aggregate amount equivalent to its initial investment and a priority return of at least 12%, which has not occurred, resulting in FirstBank’s interest in CPG/GS being subordinate to PRLP’s interest. CPG/GS will then begin to make payments pro rata to PRLP and FirstBank, 35% and 65%, respectively, until FirstBank has achieved a 12% return on its invested capital and the aggregate amount of distributions is equal to FirstBank’s capital contributions to CPG/GS.

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

Servicing Assets

The Corporation typically transfers first lien residential mortgage loans in conjunction with GNMA securitization transactions in which the loans are exchanged for cash or securities that are readily redeemed for cash proceeds and servicing rights. The securities issued through these transactions are guaranteed by GNMA and, under seller/servicer agreements, the Corporation is required to service the loans in accordance with the issuers’ servicing guidelines and standards. As of June 30, 2020, the Corporation serviced loans securitized through GNMA with a principal balance of $1.9 billion. Also, certain conventional conforming loans are sold to FNMA or FHLMC with servicing retained. The Corporation recognizes as separate assets the rights to service loans for others, whether those servicing assets are originated or purchased. Servicing assets are included as part of Other assets in the consolidated statements of financial condition.

The changes in servicing assets are shown below for the indicated periods:

	Quarter Ended		Six-Month Period Ended
	June 30,		June 30,
(In thousands)	2020	2019	2020	2019

Balance at beginning of period	$26,484	$27,431	$26,762	$27,428
Capitalization of servicing assets	666	1,001	1,570	1,869
Amortization	(1,205)	(1,166)	(2,214)	(1,976)
Temporary impairment recoveries (charges), net	95	-	(43)	(20)
Other (1)	-	(35)	(35)	(70)
Balance at end of period	$26,040	$27,231	$26,040	$27,231

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

Changes in the impairment allowance were as follows for the indicated periods:

	Quarter Ended		Six-Month Period Ended
	June 30,		June 30,
	2020	2019	2020	2019
(In thousands)
Balance at beginning of period	$134	$50	$73	$30
Temporary impairment charges	-	-	138	24
OTTI of servicing assets	-	-	(77)	-
Recoveries	(95)	-	(95)	(4)
Balance at end of period	$39	$50	$39	$50

The components of net servicing income, included as part of mortgage banking activities in the consolidated statements of income, are shown below for the indicated periods:

	Quarter Ended		Six-Month Period Ended
	June 30,		June 30,
	2020	2019	2020	2019

(In thousands)
Servicing fees	$1,869	$2,107	$4,003	$4,167
Late charges and prepayment penalties	108	157	258	311
Adjustment for loans repurchased	-	(35)	(35)	(70)
Other	-	-	-	(15)
Servicing income, gross	1,977	2,229	4,226	4,393
Amortization and impairment of servicing assets	(1,110)	(1,166)	(2,257)	(1,996)
Servicing income, net	$867	$1,063	$1,969	$2,397

The Corporation’s servicing assets are subject to prepayment and interest rate risks. Key economic assumptions used in determining the fair value at the time of sale of the related mortgages ranged as follows for the indicated periods:

	Maximum	Minimum
Six-Month Period Ended June 30, 2020:
Constant prepayment rate:
Government-guaranteed mortgage loans	6.3%	6.2%
Conventional conforming mortgage loans	7.0%	6.9%
Conventional non-conforming mortgage loans	9.2%	8.7%
Discount rate:
Government-guaranteed mortgage loans	12.0%	12.0%
Conventional conforming mortgage loans	10.0%	10.0%
Conventional non-conforming mortgage loans	14.3%	14.1%

Six-Month Period Ended June 30, 2019:
Constant prepayment rate:
Government-guaranteed mortgage loans	6.3%	6.2%
Conventional conforming mortgage loans	6.8%	6.7%
Conventional non-conforming mortgage loans	9.3%	9.0%
Discount rate:
Government-guaranteed mortgage loans	12.0%	12.0%
Conventional conforming mortgage loans	10.0%	10.0%
Conventional non-conforming mortgage loans	14.3%	14.3%

The weighted-averages of the key economic assumptions that the Corporation used in its valuation model and the sensitivity of the current fair value to immediate 10% and 20% adverse changes in those assumptions for mortgage loans as of June 30, 2020 and December 31, 2019 were as follows:

	June 30,	December 31,
(Dollars in thousands)	2020	2019
Carrying amount of servicing assets	$26,040	$26,762
Fair value	$29,714	$31,027
Weighted-average expected life (in years)	8.43	8.39

Constant prepayment rate (weighted-average annual rate)	6.60%	6.45%
Decrease in fair value due to 10% adverse change	$677	$748
Decrease in fair value due to 20% adverse change	$1,327	$1,464

Discount rate (weighted-average annual rate)	11.26%	11.27%
Decrease in fair value due to 10% adverse change	$1,358	$1,450
Decrease in fair value due to 20% adverse change	$2,610	$2,783

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

NOTE 16 – DEPOSITS

The following table summarizes deposit balances as of the indicated dates:
	June 30,	December 31,
	2020	2019
(In thousands)
Type of account:
Non-interest-bearing checking accounts	$3,081,936	$2,367,856
Interest-bearing saving accounts	2,883,801	2,437,345
Interest-bearing checking accounts	1,711,833	1,412,390
Certificates of deposit (CDs)	2,655,725	2,695,749
Brokered CDs	363,391	435,089
Total	$10,696,686	$9,348,429

Brokered CDs mature as follows:
June 30,
2020
(In thousands)

Three months or less	$87,305
Over three months to six months	60,083
Over six months to one year	78,556
Over one year to three years	102,215
Over three years to five years	29,279
Over five years	5,953
Total	$363,391

The following were the components of interest expense on deposits for the indicated periods :

	Quarter Ended		Six-Month Period Ended
	June 30,		June 30,
	2020	2019	2020	2019
(In thousands)
Interest expense on deposits	$16,845	$18,921	$36,342	$36,226
Accretion of premium from acquisition	-	(2)	(1)	(4)
Amortization of broker placement fees	152	184	310	373
Total interest expense on deposits	$16,997	$19,103	$36,651	$36,595

NOTE 17 – LOANS PAYABLE

The Corporation participates in the Borrower-in-Custody (“BIC”) Program of the FED. Through the BIC Program, a broad range of loans (including commercial, consumer and residential mortgages) may be pledged as collateral for borrowings through the FED Discount Window. As of June 30, 2020, pledged collateral that is related to this credit facility amounted to $1.8 billion, mainly commercial, consumer and residential mortgage loans, which after a margin haircut represents in approximately $997.1 million of credit availability under this program. With the impacts of COVID-19 on individual, communities and organizations continuing to evolve, the Federal Reserve has taken several actions to support the economy and financial stability including, among other things, lowering the target range for the federal funds rate and relaunching large scale asset purchases. The FED Discount Window program provided the opportunity to access a low-rate short-term source of funding in the current high volatility market environment. There were no outstanding borrowings under the Primary Credit FED Discount Window Program as of June 30, 2020.

NOTE 18 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase (repurchase agreements) as of the dates indicated consisted of the following:

	June 30, 2020	December 31, 2019
(In thousands)
Long-term repurchase agreements (1)(2)	$300,000	$100,000

(1)Weighted-average interest rate of 2.39% and 2.26% as of June 30, 2020 and December 31, 2019, respectively. As of June 30, 2020, includes repurchase agreements of $200 million tied to variable rates.

(2)During the first quarter of 2020, the Corporation exercised its call option on $200 million of reverse repurchase agreements that were previously offset in the statement of financial condition against variable-rate repurchase agreements, pursuant to ASC topic 210-20-45-11, “Balance Sheet – Offsetting – Repurchase and Reverse Repurchase Agreements.”

Repurchase agreements mature as follows as of the indicated date:

June 30, 2020
(In thousands)

One year to three years	$100,000
Three years to five years	200,000
Total	$300,000

As of June 30, 2020 and December 31, 2019, the securities underlying such agreements were delivered to the dealers with which the repurchase agreements were transacted.

Repurchase agreements as of June 30, 2020, grouped by counterparty, were as follows:

(Dollars in thousands)		Weighted-Average
Counterparty	Amount	Maturity (In Months)

JP Morgan Chase	$100,000	20
Credit Suisse First Boston	200,000	55
	$300,000

NOTE 19 – ADVANCES FROM THE FEDERAL HOME LOAN BANK

The following is a summary of the advances from the FHLB as of the indicated dates:

	June 30,	December 31,
(In thousands)	2020	2019

Short-term Fixed-rate advances from FHLB (1)	$-	$35,000
Long-term Fixed-rate advances from FHLB (2)	490,000	535,000
	$490,000	$570,000

(1)Interest rate of 1.83% as of December 31, 2019.

(2)Weighted-average interest rate of 2.24% and 2.21% as of June 30, 2020 and December 31, 2019, respectively.

Advances from FHLB mature as follows as of the indicated date:

As of
June 30, 2020
(In thousands)
Over three to six months	$50,000
Over six months to one year	120,000
Over one year to three years	320,000
Total	$490,000

As of June 30, 2020, the Corporation used $332.0 million in letters of credit issued by the FHLB as pledges for public deposits in the Virgin Islands and had additional capacity of approximately $386.4 million on this credit facility based on collateral pledged at the FHLB, including a haircut reflecting the perceived risk associated with the collateral.

NOTE 20 – OTHER BORROWINGS

Other borrowings, as of the indicated dates, consisted of:

	June 30,	December 31,
	2020	2019
	(In thousands)
Floating rate junior subordinated debentures (FBP Statutory Trust I) (1)	$65,593	$65,593
Floating rate junior subordinated debentures (FBP Statutory Trust II) (2)	118,557	118,557
	$184,150	$184,150

(1)Amount represents junior subordinated interest-bearing debentures due in 2034 with a floating interest rate of 2.75% over 3-month LIBOR (3.05% as of June 30, 2020 and 4.65% as of December 31, 2019).

(2)Amount represents junior subordinated interest-bearing debentures due in 2034 with a floating interest rate of 2.50% over 3-month LIBOR (2.81% as of June 30, 2020 and 4.41% as of December 31, 2019).

NOTE 21 – STOCKHOLDERS’ EQUITY

Common Stock

As of June 30, 2020 and December 31, 2019, the Corporation had 2,000,000,000 authorized shares of common stock with a par value of $0.10 per share. As of June 30, 2020 and December 31, 2019, there were 222,955,394 and 222,103,721 shares issued, respectively, and 218,157,639 and 217,359,337 shares outstanding, respectively. Refer to Note 4, – Stock Based Compensation, above for information about transactions related to common stock under the Omnibus Plan.

On April 24, 2020, the Corporation announced that its Board of Directors declared a quarterly cash dividend of $0.05 per common share that was paid on June 12, 2020 to shareholders of record at the close business on May 28, 2020. For the quarter and six-month period ended June 30, 2020, total cash dividends declared on shares of common stock amounted to $11.0 million and $21.9 million, respectively, compared to $6.5 million and $13.1 million for the same periods of 2019. The Corporation intends to continue to pay quarterly dividends on common stock. However, the Corporation’s common stock dividends, including the declaration, timing and amount, remain subject to consideration and approval by the Corporation’s Board Directors at the relevant times.

Preferred Stock

The Corporation has 50,000,000 authorized shares of preferred stock with a par value of $1.00, redeemable at the Corporation’s option, subject to certain terms. This stock may be issued in series and the shares of each series have such rights and preferences as are fixed by the Board of Directors when authorizing the issuance of that particular series. As of June 30, 2020, the Corporation had five outstanding series of non-convertible, non-cumulative preferred stock: 7.125% non-cumulative perpetual monthly income preferred stock, Series A; 8.35% non-cumulative perpetual monthly income preferred stock, Series B; 7.40% non-cumulative perpetual monthly income preferred stock, Series C; 7.25% non-cumulative perpetual monthly income preferred stock, Series D; and 7.00% non-cumulative perpetual monthly income preferred stock, Series E. The liquidation value per share is $25.

Effective January 17, 2012, the Corporation delisted all of its outstanding series of non-convertible, non-cumulative preferred stock from the New York Stock Exchange. The Corporation has not arranged for listing and/or registration on another national securities exchange or for quotation of the Series A through E preferred stock in a quotation medium. The Corporation has continued to pay monthly dividend payments on the non-cumulative perpetual monthly income preferred stock. For each of the quarter, and six-month periods ended June 30, 2020 and 2019, total cash dividends declared on shares of preferred stock amounted to $0.7 million and $1.3 million, respectively. The Corporation intends to continue to make monthly dividend payments on the non-cumulative perpetual monthly income preferred stock. However, the Corporation’s monthly dividend payments on the non-cumulative perpetual monthly income preferred stock, including the declaration, timing and amount, remain subject to consideration and approval by the Corporation’s Board Directors at the relevant times.

Treasury stock

During the first six months of 2020 and 2019, the Corporation withheld an aggregate of 50,285 shares and 170,827 shares, respectively, of the restricted stock that vested during those periods, to cover the officers’ payroll and income tax withholding liabilities; these shares are held as treasury stock. As of June 30, 2020 and December 31, 2019, the Corporation had 4,797,755 and 4,744,384 shares held as treasury stock, respectively.

FirstBank Statutory Reserve (Legal Surplus)

The Banking Law of the Commonwealth of Puerto Rico requires that a minimum of 10% of FirstBank’s net income for the year be transferred to a legal surplus reserve until such surplus equals the total of paid-in-capital on common and preferred stock. Amounts transferred to the legal surplus reserve from retained earnings are not available for distribution to the Corporation, including for payment as dividends to the stockholders, without the prior consent of the Puerto Rico Commissioner of Financial Institutions. The Puerto Rico Banking Law provides that, when the expenditures of a Puerto Rico commercial bank are greater than receipts, the excess of the expenditures over receipts must be charged against the undistributed profits of the bank, and the balance, if any, must be charged against the legal surplus reserve, as a reduction thereof. If legal surplus reserve is not sufficient to cover such balance in whole or in part, the outstanding amount must be charged against the capital account and the Bank cannot pay dividends until it can replenish the legal surplus reserve to an amount of at least 20% of the original capital contributed. FirstBank’s legal surplus reserve, included as part of retained earnings in the Corporation’s consolidated statements of financial condition, amounted to $97.6 million as of June 30, 2020 and December 31, 2019. There were no transfers to the legal surplus reserve during the first six months of 2020.

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

The Corporation has maintained an effective tax rate lower than the maximum statutory rate of 37.5% mainly by investing in government obligations and MBS exempt from U.S. and Puerto Rico income taxes and by doing business through an International Banking Entity (“IBE”) unit of the Bank, and through the Bank’s subsidiary, FirstBank Overseas Corporation, whose interest income and gains on sales is exempt from Puerto Rico income taxation. The IBE unit and FirstBank Overseas Corporation were created under the International Banking Entity Act of Puerto Rico, which provides for total Puerto Rico tax exemption on net income derived by IBEs operating in Puerto Rico on the specific activities identified in the IBE Act. An IBE that operates as a unit of a bank pays income taxes at the corporate standard rates to the extent that the IBE’s net income exceeds 20% of the bank’s total net taxable income.

The CARES Act of 2020, includes several provisions to stimulate the U.S. economy in the midst of the COVID-19 pandemic. The CARES Act of 2020 includes tax provisions that temporarily modified the taxable income limitations for NOL usage to offset future taxable income, NOL carryback provisions and other related income and non-income based tax laws. The Corporation has evaluated such provisions and determined that the impact of the CARES Act of 2020 on the income tax provision and deferred tax assets as of June 30, 2020 was not significant.

For the second quarter and first six months of 2020, the Corporation recorded an income tax expense of $6.0 million and $3.1 million, respectively, compared to $18.0 million and $35.6 million, respectively, for the comparable periods in 2019. The decrease in the 2020 period reflects the effect of an income tax benefit of approximately $9.9 million and $29.9 million recorded in the second quarter and six-month period ended June 30, 2020, respectively, in connection with higher charges to the provision for credit losses for loans, finance leases and debt securities due to the effect of the COVID-19 pandemic on forecasted economic conditions.

For the quarter and six-month period ended June 30, 2020, the Corporation calculated the provision for income taxes by applying the estimated annual effective tax rate for the full fiscal year to ordinary income or loss. In the computation of the consolidated worldwide annual estimated effective tax rate, ASC Topic 740-270, “Income Taxes” (“ASC 740-270”), requires the exclusion of legal entities with pre-tax losses from which a tax benefit cannot be recognized. The Corporation’s estimated annual effective tax rate in the first six months of 2020, excluding entities from which a tax benefit cannot be recognized and discrete items, decreased to 25%, compared to 29% for the first six months of 2019, primarily due to a decreased taxable income proportionate to pre-tax income. The estimated annual effective tax rate, including all entities, for 2020 was 27% (27% excluding discrete items), compared to 29% for the first six months of 2019 (30% excluding discrete items).

On January 1, 2020, the Corporation increased its deferred tax assets by $31.3 million in connection with the transitional adjustment resulting from the adoption of the CECL accounting standard. The Corporation’s net deferred tax asset amounted to $306.2 million as of June 30, 2020, net of a valuation allowance of $87.3 million, and management concluded, based upon the assessment of all positive and negative evidence, that it was more likely than not that the Corporation will generate sufficient taxable income within the applicable NOL carry-forward periods to realize such amount. Due to the inherent uncertainties related to the extent and duration of the COVID-19 pandemic, there is no evidence that can be objectively verified at this time to affect the Corporation’s assessment about the ability to realize its deferred tax assets. The net deferred tax asset of the Corporation’s banking subsidiary, FirstBank, amounted to $306.0 million as of June 30, 2020, net of a valuation allowance of $50.8 million, compared to a net deferred tax asset of $264.8 million, net of a valuation allowance of $55.6 million, as of December 31, 2019.

In 2017, the Corporation completed a formal ownership change analysis within the meaning of Section 382 of the U.S. Internal Revenue Code (“Section 382”) covering a comprehensive period, and concluded that an ownership change had occurred during such period. The Section 382 limitation has resulted in higher U.S. and USVI income tax liabilities than we would have incurred in the absence of such limitation. The Corporation has mitigated to an extent the adverse effects associated with the Section 382 limitation since any such tax paid in the U.S. or USVI can be creditable against Puerto Rico tax liabilities or taken as a deduction against taxable income. However, our ability to reduce our Puerto Rico tax liability through such a credit or deduction depends on our tax profile at each annual taxable period, which is dependent on various factors. For the second quarter and six-month period ended June 30, 2020, the Corporation incurred an income tax expense of approximately $1.2 million and $2.2 million, respectively, related to its U.S. operations, compared to $1.2 million and $2.2 million, respectively for the comparable periods in 2019. The limitation did not impact the USVI operations for the second quarter and six-month periods ended June 30, 2020 and 2019.

As of June 30, 2020, the Corporation did not have unrecognized tax benefits (UTBs) recorded on its books. The Corporation classifies all interest and penalties, if any, related to tax uncertainties as income tax expense. Audit periods remain open for review until the statute of limitations has passed. The statute of limitations under the 2011 PR code is four years; the statute of limitations for U.S. and USVI income tax purposes is three years after a tax return is due or filed, whichever is later. The completion of an audit by the taxing authorities or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Corporation’s liability for income taxes. Any such adjustment could be material to the results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. For U.S. and USVI income tax purposes, all tax years subsequent to 2015 remain open to examination. For Puerto Rico tax purposes, all tax years subsequent to 2015 remain open to examination.

NOTE 23 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents changes in accumulated other comprehensive income (loss) for the quarters and six-month periods ended June 30, 2020 and 2019:

	Changes in Accumulated Other Comprehensive Income (Loss) by Component (1)
	Quarter ended		Six-month period ended
	June 30,	June 30,	June 30,	June 30,
	2020	2019	2020	2019
(In thousands)
Unrealized net holding gains (losses) on debt securities
Beginning balance	$49,116	$(19,905)	$6,764	$(40,415)
Other comprehensive income	4,154	17,467	46,506	37,977
Ending balance	$53,270	$(2,438)	$53,270	$(2,438)
(1) All amounts presented are net of tax.

The following table presents the amounts reclassified out of each component of accumulated other comprehensive income (loss) during the quarters and six-month periods ended June 30, 2020 and 2019:

		Reclassifications Out of Accumulated Other Comprehensive Income (Loss)
		Quarter ended		Six-month period ended
		June 30,		June 30,
	Affected Line Item in the Consolidated Statements of Income	2020	2019	2020	2019
(In thousands)
Unrealized net holding gains (losses)
on debt securities
Realized loss (gain) on sale of debt securities	Net loss (gain) on sale of
	investments	$155	$-	$(8,092)	$-
Provision for credit losses	Provision for credit losses	1,263	-	1,631	-
	Total before tax	$1,418	$-	$(6,461)	$-
	Income tax	-	-	-	-
	Total, net of tax	$1,418	$-	$(6,461)	$-

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

Level 2

Valuations of Level 2 assets and liabilities are based on observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include (i) MBS for which the fair value is estimated based on the value of identical or comparable assets, (ii) debt securities with quoted prices that are traded less frequently than exchange-traded instruments, and (iii) derivative contracts whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data

Level 3

Valuations of Level 3 assets and liabilities are based on unobservable inputs that are supported by little or no market activity and are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined by using pricing models for which the determination of fair value requires significant management judgments as to the estimation.

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

The Corporation considers a credit spread for those derivative instruments that are not secured. The cumulative mark-to-market effect of credit risk in the valuation of derivative instruments for the quarters and six-month periods ended June 30, 2020 and 2019 was immaterial.

Assets and liabilities measured at fair value on a recurring basis are summarized below as of June 30, 2020 and December 31, 2019:

	As of June 30, 2020				As of December 31, 2019
	Fair Value Measurements Using				Fair Value Measurements Using
(In thousands)	Level 1	Level 2	Level 3	Assets/Liabilities at Fair Value	Level 1	Level 2	Level 3	Assets/Liabilities at Fair Value

Assets:
Securities available for sale:
U.S. Treasury Securities	$7,551	$-	$-	$7,551	$7,479	$-	$-	$7,479
Noncallable U.S. agency debt securities	-	131,406	-	131,406	-	146,777	-	146,777
Callable U.S. agency debt securities and MBS	-	2,567,307	-	2,567,307	-	1,950,331	-	1,950,331
Puerto Rico government obligations	-	4,264	2,953	7,217	-	4,348	2,974	7,322
Private label MBS	-	-	9,190	9,190	-	-	11,116	11,116
Other investments	-	-	500	500	-	-	500	500
Equity securities	1,473	-	-	1,473	1,428	-	-	1,428
Derivatives, included in assets:
Purchased interest rate cap agreements	-	9	-	9	-	11	-	11
Interest rate lock commitments	-	954	-	954	-	341	-	341
Forward contracts	-	58	-	58	-	-	-	-
Forward loan sales commitments	-	20	-	20	-	20	-	20
Liabilities:
Derivatives, included in liabilities:
Written interest rate cap agreements	-	9	-	9	-	11	-	11
Forward contracts	-	192	-	192	-	138	-	138

The table below presents a reconciliation of the beginning and ending balances of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarters and six-month periods ended June 30, 2020 and 2019:

	Quarter Ended June 30,
	2020	2019
Level 3 Instruments Only	Securities	Securities
(In thousands)	Available For Sale(1)	Available For Sale(1)

Beginning balance	$13,769	$16,706
Total gains (losses) (realized/unrealized):
Included in other comprehensive income	726	54
Included in earnings	(1,263)	-
Principal repayments and amortization	(589)	(854)
Ending balance	$12,643	$15,906

(1) Amounts mostly related to private label MBS.

	Six-Month Period Ended June 30,
	2020	2019
Level 3 Instruments Only	Securities	Securities
(In thousands)	Available For Sale(1)	Available For Sale(1)

Beginning balance	$14,590	$17,238
Total gains (realized/unrealized):
Included in other comprehensive income	966	31
Included in earnings	(1,631)	-
Principal repayments and amortization	(1,282)	(1,363)
Ending balance	$12,643	$15,906

(1) Amounts mostly related to private label MBS.

The tables below present qualitative information for significant assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of June 30, 2020 and December 31, 2019:

	June 30, 2020
	Fair Value	Valuation Technique	Unobservable Input	Range		Weighted Average
(Dollars in thousands)				Minimum	Maximum

Investment securities available-for-sale:

Private label MBS	$9,190	Discounted cash flows	Discount rate	12.5%	12.5%	12.5%
			Prepayment rate	6.8%	10.3%	7.9%
			Projected cumulative loss rate	0.7%	23.3%	9.8%

Puerto Rico government obligations	2,953	Discounted cash flows	Discount rate	8.5%	8.5%	8.5%
			Projected cumulative loss rate	15.9%	15.9%	15.9%

	December 31, 2019
	Fair Value	Valuation Technique	Unobservable Input	Range		Weighted Average
(Dollars in thousands)				Minimum	Maximum

Investment securities available-for-sale:

Private label MBS	$11,116	Discounted cash flows	Discount rate	13.7%	13.7%	13.7%
			Prepayment rate	6.8%	10.3%	7.9%
			Projected cumulative loss rate	0.0%	7.4%	2.8%

Puerto Rico government obligations	2,974	Discounted cash flows	Discount rate	6.9%	6.9%	6.9%
			Prepayment rate	3.0%	3.0%	3.0%

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

Puerto Rico Government Obligations: The significant unobservable input used in the fair value measurement is the assumed loss rate of the underlying residential mortgage loans that collateralize these obligations, which are guaranteed by the PRHFA. A significant increase (decrease) in the assumed rate would lead to a (lower) higher fair value estimate. The fair value of these bonds during 2020 was based on a discounted cash flow methodology that considers the structure and terms of the underlying collateral. The Corporation utilizes PDs and LGDs that consider, among other things, historical payment performance, loan-to value attributes and relevant current and forward-looking macroeconomic variables, such as regional unemployment rates, the housing price index and expected recovery of PRHFA guarantee. Under this approach, all future cash flows (interest and principal) from the underlying collateral loans, adjusted by prepayments and the PDs and LGDs derived from the above-described methodology are discounted at the internal rate of return as of the reporting date and compared to the amortized cost.

The table below summarizes changes in unrealized gains and losses recorded in earnings for the quarters and six-month periods ended June 30, 2020 and 2019 for Level 3 assets and liabilities that were still held at the end of each period:

	Changes in Unrealized Losses
	Quarter Ended June 30,		Six-Month Period Ended June 30,
	2020	2019	2020	2019
Level 3 Instruments Only	Securities Available for Sale	Securities Available for Sale	Securities Available for Sale	Securities Available for Sale
(In thousands)
Changes in unrealized losses relating to assets
still held at reporting date:
Provision for credit losses	$(1,263)	$-	$(1,631)	$-

Additionally, fair value is used on a nonrecurring basis to evaluate certain assets in accordance with GAAP. Adjustments to fair value usually result from the application of lower-of-cost or market accounting (e.g., loans held for sale carried at the lower-of-cost or fair value and repossessed assets) or write-downs of individual assets (e.g., goodwill and loans).

As of June 30, 2020, the Corporation recorded losses or valuation adjustments for assets recognized at fair value on a non-recurring basis as shown in the following table:

	Carrying value as of June 30, 2020			Losses recorded for the Quarter Ended June 30, 2020	Losses recorded for the Six-Month Period Ended June 30, 2020
	Level 1	Level 2	Level 3
(In thousands)

Loans receivable (1)	$-	$-	$244,938	$(3,097)	$(5,669)
OREO (2)	-	-	96,319	(375)	(1,020)

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

As of June 30, 2019, the Corporation recorded losses or valuation adjustments for assets recognized at fair value on a non-recurring basis as shown in the following table:

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

(3)

Represents nonaccrual commercial and construction loans transferred to held for sale in 2018 and still in inventory at period-end. The Corporation derived the fair value of these loans primarily from broker price opinions that the Corporation considered.

Qualitative information regarding the fair value measurements for Level 3 financial instruments as of June 30, 2020 are as follows:

June 30, 2020
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

The following tables present the carrying value, estimated fair value and estimated fair value level of the hierarchy of financial instruments as of June 30, 2020 and December 31, 2019:

	Total Carrying Amount in Statement of Financial Condition June 30, 2020	Fair Value Estimate June 30, 2020	Level 1	Level 2	Level 3

(In thousands)
Assets:
Cash and due from banks and money
market investments (amortized cost)	$1,301,483	$1,301,483	$1,301,483	$-	$-
Investment securities available
for sale (fair value)	2,723,171	2,723,171	7,551	2,702,977	12,643
Investment securities held to maturity (amortized cost)	138,533
Less: allowance for credit losses on held to maturity securities	(9,268)
Investment securities held to maturity, net of allowance	$129,265	108,646	-	-	108,646
Equity Securities (fair value)	36,262	36,262	1,473	34,789	-
Loans held for sale (lower of cost or market)	38,986	40,486	-	40,486	-
Loans held for investment (amortized cost)	9,366,216
Less: allowance for credit losses for loans and finance leases	(319,297)
Loans held for investment, net of allowance	$9,046,919	9,080,408	-	-	9,080,408
Derivatives, included in assets (fair value)	1,041	1,041	-	1,041	-

Liabilities:
Deposits (amortized cost)	$10,696,686	$10,736,685	$-	$10,736,685	$-
Securities sold under agreements
to repurchase (amortized cost)	300,000	333,977	-	333,977	-
Advances from FHLB (amortized cost)	490,000	499,236	-	499,236	-
Other borrowings (amortized cost)	184,150	139,268	-	-	139,268
Derivatives, included in liabilities (fair value)	201	201	-	201	-

	Total Carrying Amount in Statement of Financial Condition December 31, 2019	Fair Value Estimate December 31, 2019	Level 1	Level 2	Level 3

(In thousands)
Assets:
Cash and due from banks and money
market investments (amortized cost)	$644,099	$644,099	$644,099	$-	$-
Investment securities available
for sale (fair value)	2,123,525	2,123,525	7,479	2,101,456	14,590
Investment securities held to maturity (amortized cost)	138,675	110,374	-	-	110,374
Equity securities (fair value)	38,249	38,249	1,428	36,821	-
Loans held for sale (lower of cost or market)	39,477	40,234	-	40,234	-
Loans held for investment (amortized cost)	9,002,205
Less: allowance for credit losses for loans and finance leases	(155,139)
Loans held for investment, net of allowance	$8,847,066	8,715,144	-	-	8,715,144
Derivatives, included in assets (fair value)	372	372	-	372	-

Liabilities:
Deposits (amortized cost)	$9,348,429	$9,372,591	$-	$9,372,591	$-
Securities sold under
agreements to repurchase (amortized cost)	100,000	120,020	-	120,020	-
Advances from FHLB (amortized cost)	570,000	578,498	-	578,498	-
Other borrowings (amortized cost)	184,150	180,577	-	-	180,577
Derivatives, included in liabilities (fair value)	149	149	-	149	-

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

Disaggregation of Revenue

The following table summarizes the Corporation’s revenue, which includes net interest income on financial instruments and non-interest income, disaggregated by type of service and business segment for the quarters and six-month periods ended June 30, 2020 and 2019:

(In thousands)	Mortgage Banking	Consumer (Retail) Banking	Commercial and Corporate	Treasury and Investments	United States Operations	Virgin Islands Operations	Total
Quarter Ended June 30, 2020:
Net interest income (1)	$17,453	$53,542	$27,247	$17,097	$13,236	$6,635	$135,210
Service charges and fees on deposit accounts	-	2,272	1,441	-	123	638	4,474
Insurance commissions	-	1,180	-	-	15	186	1,381
Merchant-related income	-	844	-	-	-	145	989
Credit and debit card fees	-	3,385	12	-	4	304	3,705
Other service charges and fees	92	419	479	89	411	1,104	2,594
Not in scope of ASC Topic 606 (1) (2)	4,355	2,491	892	(97)	92	16	7,749
Total non-interest income	4,447	10,591	2,824	(8)	645	2,393	20,892
Total Revenue	$21,900	$64,133	$30,071	$17,089	$13,881	$9,028	$156,102

(In thousands)	Mortgage Banking	Consumer (Retail) Banking	Commercial and Corporate	Treasury and Investments	United States Operations	Virgin Islands Operations	Total
Quarter Ended June 30, 2019:
Net interest income (1)	$17,311	$62,216	$22,539	$17,862	$16,142	$6,476	$142,546
Service charges and fees on deposit accounts	-	3,409	1,588	-	150	740	5,887
Insurance commissions	-	1,879	-	-	18	128	2,025
Merchant-related income	-	1,102	-	-	-	215	1,317
Credit and debit card fees	-	4,745	324	-	180	520	5,769
Other service charges and fees	30	980	316	-	224	717	2,267
Not in scope of ASC Topic 606 (1)	4,219	411	69	72	197	(10)	4,958
Total non-interest income	4,249	12,526	2,297	72	769	2,310	22,223
Total Revenue	$21,560	$74,742	$24,836	$17,934	$16,911	$8,786	$164,769

(In thousands)	Mortgage Banking	Consumer (Retail) Banking	Commercial and Corporate	Treasury and Investments	United States Operations	Virgin Islands Operations	Total
Six-Month Period Ended June 30, 2020:
Net interest income (1)	$34,511	$111,286	$50,828	$36,972	$27,021	$13,241	$273,859
Service charges and fees on deposit accounts	-	5,755	3,005	-	291	1,380	10,431
Insurance commissions	-	5,556	-	-	19	388	5,963
Merchant-related income	-	1,594	-	-	-	294	1,888
Credit and debit card fees	-	7,602	29	-	14	726	8,371
Other service charges and fees	166	1,036	891	89	829	1,251	4,262
Not in scope of ASC Topic 606 (1) (2)	7,921	2,776	910	8,231	323	16	20,177
Total non-interest income	8,087	24,319	4,835	8,320	1,476	4,055	51,092
Total Revenue	$42,598	$135,605	$55,663	$45,292	$28,497	$17,296	$324,951

(In thousands)	Mortgage Banking	Consumer (Retail) Banking	Commercial and Corporate	Treasury and Investments	United States Operations	Virgin Islands Operations	Total
Six-Month Period Ended June 30, 2019:
Net interest income (1)	$35,060	$123,750	$43,472	$34,657	$32,351	$13,437	$282,727
Service charges and fees on deposit accounts	-	6,933	2,912	-	286	1,472	11,603
Insurance commissions	-	5,945	-	-	29	301	6,275
Merchant-related income	-	1,936	196	-	-	479	2,611
Credit and debit card fees	-	9,143	644	-	349	1,036	11,172
Other service charges and fees	74	1,823	742	-	357	799	3,795
Not in scope of ASC Topic 606 (1)	7,781	753	321	146	281	28	9,310
Total non-interest income	7,855	26,533	4,815	146	1,302	4,115	44,766
Total Revenue	$42,915	$150,283	$48,287	$34,803	$33,653	$17,552	$327,493

(1)Most of the Corporation’s revenue is not within the scope of ASC Topic 606. The guidance explicitly excludes net interest income from financial assets and liabilities, as well as other non-interest income from loans, leases, investment securities and derivative financial instruments.

(2)For the quarter and six-month period ended June 30, 2020, includes a $5.0 million benefit resulting from the final settlement of the Corporation’s business interruption insurance claim related to lost profits caused by Hurricanes Irma and Maria in 2017. This insurance recovery is presented as part of Other non-interest income in the consolidated statements of income.

For the six-month periods ended June 30, 2020 and 2019, substantially all of the Corporation’s revenue within the scope of ASC Topic 606 was related to performance obligations satisfied at a point in time.

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

Insurance Commissions

For insurance commissions, which include regular and contingent commissions paid to the Corporation’s insurance agency, the agreements contain a performance obligation related to the sale/issuance of the policy and ancillary administrative post-issuance support. The performance obligations are satisfied when the policies are issued, and revenue is recognized at that point in time. In addition, contingent commission income may be considered to be constrained, as defined under ASC Topic 606. Contingent commission income is included in the transaction price only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur or payments are received. The Corporation recognized revenue at the time that payments were confirmed and constraints were released in the amounts of $0.1 million and $3.3 million for the quarter and six-month period ended June 30, 2020, respectively, compared to $4 thousand and $2.7 million for the quarter and six-month period ended June 30, 2019, respectively.

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

Contract Balances

A contract liability is an entity’s obligation to transfer goods or services to a customer in exchange for consideration from the customer. During 2019, the Bank entered into a growth agreement with an international card service association to expand the customer base and enhance product offerings. The contract requires the Bank to either launch a new debit card product by March 30, 2021 or maintain a ratio of over 50% of the portfolio with the related card service association by the end of year 2021. In connection with this agreement, the Corporation recognized a contract liability as the revenue is constrained to the fulfillment of either of the above conditions. In addition, as discussed above, during 2015, the Bank entered into a long-term strategic marketing alliance under a revenue-sharing agreement with another entity to which the Bank sold its merchant contracts portfolio and related POS terminals. Merchant services are marketed through FirstBank’s branches and offices in Puerto Rico and the Virgin Islands. Under the revenue-sharing agreement, FirstBank shares with this entity revenues generated by the merchant contracts over the term of the 10-year agreement. As of June 30, 2020 and December 31, 2019, these contract liabilities amounted to $2.3 million and $2.5 million, respectively, which will be recognized over the remaining term of the contracts. For the quarter and six-month period ended June 30, 2020, the Corporation recognized revenue and its contract liabilities decreased by approximately $0.1 million and $0.2 million, respectively, due to the completion of performance over time. There were no changes in contract liabilities due to changes in transaction price estimates.

A contract asset is the right to consideration for transferred goods or services when the amount is conditioned on something other than the passage of time. As of June 30, 2020 and December 31, 2019, there were no receivables from contracts with customers or contract assets recorded on the Corporation’s consolidated financial statements.

The following table shows the activity of contract liabilities for the quarters and six-month periods ended June 30, 2020 and 2019:

	Quarter Ended		Six-Month Period Ended
	June 30		June 30
(In thousands)	2020	2019	2020	2019
Beginning Balance	$2,395	$1,990	$2,476	$2,071
Less:
Amortizations	(81)	(81)	(162)	(162)
Ending balance	$2,314	$1,909	$2,314	$1,909

Other

Except for the contract liabilities noted above, the Corporation did not have any significant performance obligations as of June 30, 2020. The Corporation also did not have any material contract acquisition costs and did not make any significant judgments or estimates in recognizing revenue for financial reporting purposes.

NOTE 26 – SUPPLEMENTAL STATEMENT OF CASH FLOWS INFORMATION

Supplemental cash flow information is as follows for the indicated periods:

	Six-Month Period Ended June 30,
	2020	2019
	(In thousands)

Cash paid for:
Interest on borrowings	$50,316	$52,089
Income tax	10,597	6,825
Operating cash flow from operating leases	5,119	4,876
Non-cash investing and financing activities:
Additions to OREO	5,524	20,138
Additions to auto and other repossessed assets	16,282	21,705
Capitalization of servicing assets	1,570	1,869
Loan securitizations	84,876	115,019
Loans held for investment transferred to held for sale	3,535	10,114
Right-of-use assets obtained in exchange for operating lease liabilities	274	2,418
Adoption of lease accounting standard:
Right-of-use assets operating leases	-	57,178
Operating lease liabilities	-	59,818

NOTE 27 – SEGMENT INFORMATION

Based upon the Corporation’s organizational structure and the information provided to the Chief Executive Officer, the operating segments are based primarily on the Corporation’s lines of business for its operations in Puerto Rico, the Corporation’s principal market, and by geographic areas for its operations outside of Puerto Rico. As of June 30, 2020, the Corporation had six reportable segments: Commercial and Corporate Banking; Mortgage Banking; Consumer (Retail) Banking; Treasury and Investments; United States Operations; and Virgin Islands Operations. Management determined the reportable segments based on the internal structure used to evaluate performance and to assess where to allocate resources. Other factors, such as the Corporation’s organizational chart, nature of the products, distribution channels, and the economic characteristics of the products, were also considered in the determination of the reportable segments.

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

The accounting policies of the segments are the same as those referred to in Note 1 – Nature of Business and Summary of Significant Accounting Policies, in the audited consolidated financial statements of the Corporation for the year ended December 31, 2019, which are included in the 2019 Annual Report on Form 10-K and updates to significant accounting policies described in Note 1, – Basis of Presentation and Significant Accounting Policies, above.

The Corporation evaluates the performance of the segments based on net interest income, the provision for credit losses, non-interest income and direct non-interest expenses. The segments are also evaluated based on the average volume of their interest-earning assets less the ACL.

The following table presents information about the reportable segments for the indicated periods:

(In thousands)	Mortgage Banking	Consumer (Retail) Banking	Commercial and Corporate Banking	Treasury and Investments	United States Operations	Virgin Islands Operations	Total
For the Quarter Ended June 30, 2020:
Interest income	$28,260	$56,595	$32,018	$12,993	$21,172	$7,578	$158,616
Net (charge) credit for transfer of funds	(10,807)	5,941	(4,771)	10,978	(1,341)	-	-
Interest expense	-	(8,994)	-	(6,874)	(6,595)	(943)	(23,406)
Net interest income	17,453	53,542	27,247	17,097	13,236	6,635	135,210

Provision for credit losses	(2,676)	(11,697)	(13,530)	(1,263)	(7,701)	(2,147)	(39,014)
Non-interest income (loss)	4,447	10,591	2,824	(8)	645	2,393	20,892
Direct non-interest expenses	(6,489)	(28,148)	(6,390)	(653)	(7,843)	(7,304)	(56,827)
Segment income (loss)	$12,735	$24,288	$10,151	$15,173	$(1,663)	$(423)	$60,261

Average earnings assets	$1,971,171	$2,094,266	$2,565,899	$3,475,392	$2,070,069	$459,140	$12,635,937

(In thousands)	Mortgage Banking	Consumer (Retail) Banking	Commercial and Corporate Banking	Treasury and Investments	United States Operations	Virgin Islands Operations	Total
For the Quarter Ended June 30, 2019:
Interest income	$30,545	$52,801	$38,110	$15,633	$24,964	$7,457	$169,510
Net (charge) credit for transfer of funds	(13,234)	18,524	(15,571)	11,742	(1,461)	-	-
Interest expense	-	(9,109)	-	(9,513)	(7,361)	(981)	(26,964)
Net interest income	17,311	62,216	22,539	17,862	16,142	6,476	142,546

Provision for credit losses	(695)	(8,383)	(1,474)	-	(1,938)	(44)	(12,534)
Non-interest income	4,249	12,526	2,297	72	769	2,310	22,223
Direct non-interest expenses	(9,561)	(28,847)	(9,212)	(568)	(8,783)	(7,245)	(64,216)
Segment income	$11,304	$37,512	$14,150	$17,366	$6,190	$1,497	$88,019

Average earnings assets	$2,184,350	$1,907,785	$2,549,429	$2,426,182	$1,940,305	$471,159	$11,479,210

(In thousands)	Mortgage Banking	Consumer (Retail) Banking	Commercial and Corporate Banking	Treasury and Investments	United States Operations	Virgin Islands Operations	Total
Six-Month Period Ended June 30, 2020
Interest income	$57,060	$114,691	$64,654	$29,059	$43,327	$15,089	$323,880
Net (charge) credit for transfer of funds	(22,549)	15,971	(13,826)	22,469	(2,065)	-	-
Interest expense	-	(19,376)	-	(14,556)	(14,241)	(1,848)	(50,021)
Net interest income	34,511	111,286	50,828	36,972	27,021	13,241	273,859

Provision for credit losses	(17,877)	(43,850)	(32,705)	(2,765)	(14,265)	(4,918)	(116,380)
Non-interest income	8,087	24,319	4,835	8,320	1,476	4,055	51,092
Direct non-interest expenses	(14,988)	(57,624)	(13,437)	(1,416)	(16,834)	(14,739)	(119,038)
Segment income (loss)	$9,733	$34,131	$9,521	$41,111	$(2,602)	$(2,361)	$89,533

Average earnings assets	$1,992,039	$2,112,884	$2,492,983	$3,170,840	$2,007,227	$457,135	$12,233,108

(In thousands)	Mortgage Banking	Consumer (Retail) Banking	Commercial and Corporate Banking	Treasury and Investments	United States Operations	Virgin Islands Operations	Total
Six-Month Period Ended June 30, 2019
Interest income	$61,402	$102,776	$75,497	$31,882	$49,121	$15,304	$335,982
Net (charge) credit for transfer of funds	(26,342)	38,186	(32,025)	22,992	(2,811)	-	-
Interest expense	-	(17,212)	-	(20,217)	(13,959)	(1,867)	(53,255)
Net interest income	35,060	123,750	43,472	34,657	32,351	13,437	282,727

Provision for credit losses	(7,107)	(17,795)	6,988	-	(6,302)	274	(23,942)
Non-interest income	7,855	26,533	4,815	146	1,302	4,115	44,766
Direct non-interest expenses	(18,042)	(58,251)	(18,613)	(1,291)	(17,145)	(14,985)	(128,327)
Segment income	$17,766	$74,237	$36,662	$33,512	$10,206	$2,841	$175,224

Average earnings assets	$2,203,670	$1,866,243	$2,521,438	$2,404,052	$1,921,642	$472,030	$11,389,075

The following table presents a reconciliation of the reportable segment financial information to the consolidated totals for the indicated periods:

	Quarter Ended		Six-Month Period Ended
	June 30,		June 30,
	2020	2019	2020	2019

Net income :

Total income for segments	$60,261	$88,019	$89,533	$175,224
Other operating expenses (1)	(32,959)	(28,721)	(62,932)	(54,994)
Income before income taxes	27,302	59,298	26,601	120,230
Income tax expense	6,046	18,011	3,079	35,629
Total consolidated net income	$21,256	$41,287	$23,522	$84,601

Average assets:

Total average earning assets for segments	$12,635,937	$11,479,210	$12,233,108	$11,389,075
Average non-earning assets	950,071	969,286	936,610	977,577
Total consolidated average assets	$13,586,008	$12,448,496	$13,169,718	$12,366,652

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

NOTE 28 – REGULATORY MATTERS, COMMITMENTS AND CONTINGENCIES

The Corporation and FirstBank are each subject to various regulatory capital requirements imposed by the federal banking agencies. Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material adverse effect on the Corporation’s financial statements and activities. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation must meet specific capital guidelines that involve quantitative measures of the Corporation’s and FirstBank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Corporation’s capital amounts and classification are also subject to qualitative judgments and adjustment by the regulators with respect to minimum capital requirements, components, risk weightings, and other factors. As of June 30, 2020 and December 31, 2019, the Corporation and FirstBank exceeded the minimum regulatory capital ratios for capital adequacy purposes and FirstBank exceeded the minimum regulatory capital ratios to be considered a well-capitalized institution under the regulatory framework for prompt corrective action. As of June 30, 2020, management does not believe that any condition has changed or event has occurred that would have changed the institution’s status.

The Corporation and FirstBank compute risk-weighted assets using the standardized approach required by the U.S. Basel III capital rules (“Basel III rules”).

The Basel III rules require the Corporation to maintain an additional capital conservation buffer of 2.5% to avoid limitations on both (i) capital distributions (e.g., repurchases of capital instruments, dividends and interest payments on capital instruments) and (ii) discretionary bonus payments to executive officers and heads of major business lines.

Under the Basel III rules, in order to be considered adequately capitalized and not subject to the above noted limitations, the Corporation is required to maintain: (i) a minimum Common Equity Tier 1 (“CET1”) capital to risk-weighted assets ratio of at least 4.5%, plus the 2.5% “capital conservation buffer,” resulting in a required minimum CET1 capital ratio of at least 7%; (ii) a minimum ratio of total Tier 1 capital to risk-weighted assets of at least 6.0%, plus the 2.5% capital conservation buffer, resulting in a required minimum Tier 1 capital ratio of 8.5%; (iii) a minimum ratio of total Tier 1 plus Tier 2 capital to risk-weighted assets of at least 8.0%, plus the 2.5% capital conservation buffer, resulting in a required minimum total capital ratio of 10.5%; and (iv) a required minimum leverage ratio of 4%, calculated as the ratio of Tier 1 capital to average on-balance sheet (non-risk adjusted) assets.

On July 9, 2019, the Federal Reserve Board, the FDIC, and the Office of the Comptroller of the Currency (collectively “the agencies”) adopted a final rule that superseded certain regulatory capital transition rules and eliminates transition provisions that are no longer operative. The final rule was effective April 1, 2020, and eliminated: (i) the 10% CET1 capital deduction threshold, which applies individually to holdings of mortgage servicing assets, temporary difference deferred tax assets, and significant investments in the capital of unconsolidated financial institutions in the form of common stock; (ii) the 15% common equity tier 1 capital deduction threshold, which applies to the aggregate amount of such items; (iii) the 10% threshold for non-significant investments, which applies to holdings of regulatory capital of unconsolidated financial institutions; and (iv) the deduction treatment for significant investments in the capital of unconsolidated financial institutions that are not in the form of common stock. Instead, the final rule requires non-advanced approaches banking organizations to deduct from CET1 capital any amount of mortgage servicing assets, temporary difference deferred tax assets, and investments in the capital of unconsolidated financial institutions that individually exceeds 25% of CET1 capital of the banking organization (the 25% CET1 capital deduction threshold). The final rule retains the requirement that a banking organization must apply a 250% risk weight to non-deducted mortgage servicing assets and temporary difference deferred tax assets instead of the 100% risk weight previously allowed under transition rules.

As part of its response to the impact of COVID-19, on March 31, 2020, the agencies issued an interim final rule that provided the option to temporarily delay the effects of CECL on regulatory capital for two years, followed by a three-year transition period. The interim final rule provides that, at the election of a qualified banking organization, the day 1 impact to retained earnings plus 25% of the change in the ACL (excluding PCD loans) from January 1, 2020 to December 31, 2021 will be delayed for two years and phased-in at 25% per year beginning on January 1, 2022 over a three-year period, resulting in a total transition period of five years. Accordingly, as of June 30, 2020, the capital measures of the Corporation and the Bank exclude the $62.3 million day 1 impact to retained earnings and 25% of the increase in the allowance for credit losses (as defined in the interim final rule) from January 1, 2020 to June 30, 2020. The federal financial regulatory agencies may take other measures affecting regulatory capital to address the COVID-19 pandemic, although the nature and impact of such measures cannot be predicted at this time.

The regulatory capital positions of the Corporation and FirstBank as of June 30, 2020, which reflects the delay in the effect of CECL on regulatory capital, and December 31, 2019 were as follows:

	Regulatory Requirements

	Actual		For Capital Adequacy Purposes		To be Well-Capitalized- Thresholds

	Amount	Ratio	Amount	Ratio	Amount	Ratio

(Dollars in thousands)
As of June 30, 2020
Total Capital (to
Risk-Weighted Assets)
First BanCorp.	$2,338,913	25.08%	$746,013	8.0%	N/A	N/A
FirstBank	$2,292,025	24.59%	$745,819	8.0%	$932,274	10.0%
CET1 Capital
(to Risk-Weighted Assets)
First BanCorp.	$2,006,537	21.52%	$419,632	4.5%	N/A	N/A
FirstBank	$1,866,409	20.02%	$419,523	4.5%	$605,978	6.5%
Tier I Capital (to
Risk-Weighted Assets)
First BanCorp.	$2,042,641	21.90%	$559,510	6.0%	N/A	N/A
FirstBank	$2,174,409	23.32%	$559,364	6.0%	$745,819	8.0%
Leverage ratio
First BanCorp.	$2,042,641	15.23%	$536,320	4.0%	N/A	N/A
FirstBank	$2,174,409	16.23%	$535,791	4.0%	$669,739	5.0%

As of December 31, 2019
Total Capital (to
Risk-Weighted Assets)
First BanCorp.	$2,286,337	25.22%	$725,236	8.0%	N/A	N/A
FirstBank	$2,242,262	24.74%	$725,047	8.0%	$906,309	10.0%
CET1 Capital
(to Risk-Weighted Assets)
First BanCorp.	$1,957,887	21.60%	$407,946	4.5%	N/A	N/A
FirstBank	$1,820,571	20.09%	$407,839	4.5%	$589,101	6.5%
Tier I Capital (to
Risk-Weighted Assets)
First BanCorp.	$1,993,991	22.00%	$543,927	6.0%	N/A	N/A
FirstBank	$2,128,571	23.49%	$543,785	6.0%	$725,047	8.0%
Leverage ratio
First BanCorp.	$1,993,991	16.15%	$493,786	4.0%	N/A	N/A
FirstBank	$2,128,571	17.26%	$493,242	4.0%	$616,552	5.0%

The Corporation enters into financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments may include commitments to extend credit and standby letters of credits. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Since certain commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. For most of the commercial lines of credit, the Corporation has the option to reevaluate the agreement prior to additional disbursements. In the case of credit cards and personal lines of credit, the Corporation can cancel the unused credit facility at any time and without cause. As of June 30, 2020, commitments to extend credit amounted to approximately $1.4 billion, of which $702.4 million relates to credit card loans. Commercial and financial standby letters of credit amounted to approximately $58.0 million. As of the date hereof, the amount of draws from unfunded loan commitments has not increased significantly due to the COVID-19 pandemic.

As of June 30, 2020, First BanCorp. and its subsidiaries were defendants in various legal proceedings, claims and other loss contingencies arising in the ordinary course of business. On at least a quarterly basis, the Corporation assesses its liabilities and contingencies in connection with threatened and outstanding legal proceedings, claims and other loss contingencies utilizing the latest information available. For legal proceedings, claims and other loss contingencies where it is both probable that the Corporation will incur a loss and the amount can be reasonably estimated, the Corporation establishes an accrual for the loss. Once established, the accrual is adjusted as appropriate to reflect any relevant developments. For legal proceedings, claims and other loss contingencies where a loss is not probable or the amount of the loss cannot be estimated, no accrual is established.

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

If management believes that, based on available information, it is at least reasonably possible that a material loss (or material loss in excess of any accrual) will be incurred in connection with any legal contingencies, the Corporation discloses an estimate of the possible loss or range of loss, either individually or in the aggregate, as appropriate, if such an estimate can be made, or discloses that an estimate cannot be made. Based on the Corporation’s assessment as of June 30, 2020, no such disclosures were necessary.

NOTE 29 – FIRST BANCORP. (HOLDING COMPANY ONLY) FINANCIAL INFORMATION

The following condensed financial information presents the financial position of First BanCorp. at the holding company level only as of June 30, 2020 and December 31, 2019, and the results of its operations for the quarters and six-month periods ended June 30, 2020 and 2019.

Statements of Financial Condition
(Unaudited)

	As of June 30,	As of December 31,
	2020	2019

(In thousands)

Assets
Cash and due from banks	$15,558	$16,895
Money market investments	6,211	6,211
Other investment securities	285	285
Investment in First Bank Puerto Rico, at equity	2,346,208	2,362,182
Investment in First Bank Insurance Agency, at equity	29,679	24,995
Investment in FBP Statutory Trust I	1,963	1,963
Investment in FBP Statutory Trust II	3,561	3,561
Other assets	803	509
Total assets	$2,404,268	$2,416,601
Liabilities and Stockholdersʼ Equity
Liabilities:
Other borrowings	$184,150	$184,150
Accounts payable and other liabilities	5,284	4,378
Total liabilities	189,434	188,528
Stockholdersʼ equity	2,214,834	2,228,073
Total liabilities and stockholdersʼ equity	$2,404,268	$2,416,601

Statements of Income
(Unaudited)

	Quarter Ended		Six-Month Period Ended
	June 30,		June 30,
	2020	2019	2020	2019
(In thousands)

Income:
Interest income on money market investments	$15	$40	$48	$145
Dividend income from banking subsidiaries	13,259	11,250	26,888	20,750
Other income	287	71	348	146
	13,561	11,361	27,284	21,041
Expense:
Other borrowings	1,641	2,413	3,673	4,879
Other operating expenses	535	549	1,058	1,105
	2,176	2,962	4,731	5,984
Income before income taxes and equity
in undistributed earnings of subsidiaries	11,385	8,399	22,553	15,057
Income tax (benefit) expense	(159)	-	1,223	1,339
Equity in undistributed earnings of subsidiaries	9,712	32,888	2,192	70,883
Net income	$21,256	$41,287	$23,522	$84,601
Other comprehensive income, net of tax	4,154	17,467	46,506	37,977
Comprehensive income	$25,410	$58,754	$70,028	$122,578

NOTE 30 – SUBSEQUENT EVENTS

Management has reviewed the events occurring through the date of this report, and other than the discussion of the COVID-19 pandemic included in Note 1, – Basis of Presentation and Significant Accounting Policies, above and updates on the pending acquisition of BSPR discussed in Note 2, – Pending Acquisition of Banco Santander Puerto Rico, above, there were no subsequent events that require additional disclosure or adjustment to amounts reported in the Corporation’s consolidated financial statements as of and for the quarter and six-month period ended June 30, 2020.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“MD&A”)

SELECTED FINANCIAL DATA
	Quarter ended		Six-Month Period Ended
(In thousands, except for per share data and financial ratios)	June 30,		June 30,
	2020	2019	2020	2019
Condensed Income Statements:
Total interest income	$158,616	$169,510	$323,880	$335,982
Total interest expense	23,406	26,964	50,021	53,255
Net interest income	135,210	142,546	273,859	282,727
Provision for credit losses	39,014	12,534	116,380	23,942
Non-interest income	20,892	22,223	51,092	44,766
Non-interest expenses	89,786	92,937	181,970	183,321
Income before income taxes	27,302	59,298	26,601	120,230
Income tax expense	6,046	18,011	3,079	35,629
Net income	21,256	41,287	23,522	84,601
Net income attributable to common stockholders	20,587	40,618	22,184	83,263
Per Common Share Results:
Net earnings per share-basic	$0.09	$0.19	$0.10	$0.38
Net earnings per share-diluted	$0.09	$0.19	$0.10	$0.38
Cash dividends declared	$0.05	$0.03	$0.10	$0.06
Average shares outstanding	216,920	216,674	216,853	216,507
Average shares outstanding-diluted	217,570	216,978	217,442	216,965
Book value per common share	$9.99	$9.74	$9.99	$9.74
Tangible book value per common share (1)	$9.83	$9.57	$9.83	$9.57
Selected Financial Ratios (In Percent):
Profitability:
Return on Average Assets	0.63	1.33	0.36	1.38
Interest Rate Spread	3.83	4.42	4.00	4.43
Net Interest Margin	4.22	4.90	4.42	4.91
Interest Rate Spread - tax equivalent basis (2)	3.99	4.59	4.18	4.61
Net Interest Margin - tax equivalent basis (2)	4.38	5.07	4.59	5.09
Return on Average Total Equity	3.86	7.77	2.13	8.09
Return on Average Common Equity	3.80	7.90	2.05	8.23
Average Total Equity to Average Total Assets	16.32	17.12	16.83	17.05
Tangible common equity ratio (1)	15.25	16.64	15.25	16.64
Dividend payout ratio	52.68	16.00	97.75	15.60
Efficiency ratio (3)	57.52	56.40	56.00	55.98
Asset Quality:
Allowance for credit losses for loans and finance leases to total loans held for investment	3.41	1.89	3.41	1.89
Net charge-offs (annualized) to average loans	0.43	1.07	0.60	1.09
Provision for credit losses for loans and finance leases to net charge-offs	368.31	51.68	402.23	50.00
Non-performing assets to total assets	2.16	3.06	2.16	3.06
Nonaccrual loans held for investment to total loans held for investment	2.18	2.78	2.18	2.78
Allowance for credit losses for loans and finance leases to total nonaccrual loans
held for investment	156.54	67.96	156.54	67.96
Allowance for credit losses for loans and finance leases to total nonaccrual loans
held for investment, excluding residential real estate loans	390.70	139.16	390.70	139.16
Other Information:
Common Stock Price: End of period	$5.59	$11.04	$5.59	$11.04

	As of June 30, 2020	As of December 31, 2019

Balance Sheet Data:
Total loans, including loans held for sale	$9,405,202	$9,041,682
Allowance for credit losses for loans and finance leases	319,297	155,139
Money market and investment securities, net of allowance for credit losses for debt securities	2,986,390	2,398,157
Goodwill and other intangible assets	34,246	35,671
Deferred tax asset, net	306,175	264,842
Total assets	14,096,406	12,611,266
Deposits	10,696,686	9,348,429
Borrowings	974,150	854,150
Total preferred equity	36,104	36,104
Total common equity	2,125,460	2,185,205
Accumulated other comprehensive income, net of tax	53,270	6,764
Total equity	2,214,834	2,228,073

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

The following MD&A relates to the accompanying unaudited consolidated financial statements of First BanCorp. (the “Corporation,” “we,” “us,” “our,” or “First BanCorp.”) and should be read in conjunction with such financial statements and the notes thereto and our Annual Report on Form 10-K for the year ended December 31, 2019. This section also presents certain financial measures that are not based on generally accepted accounting principles in the United States (“GAAP”). See “Basis of Presentation” below for information about why the non-GAAP financial measures are being presented and the reconciliation of non GAAP financial measures to the most comparable GAAP financial measures for which the reconciliation is not presented earlier.

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

RECENT DEVELOPMENTS

COVID-19 Pandemic

The novel coronavirus (“COVID-19”) pandemic has had, and continues to have, an adverse effect on the Corporation’s business. The COVID-19 pandemic has severely restricted the level of economic activity in the markets in which the Corporation operates. Each of the jurisdictions in which the Corporation operates has issued stay-at-home and non-essential business lockdown orders. In response to the COVID-19 pandemic, Puerto Rico’s Governor issued an executive order implementing a stay-at-home mandate on March 15, 2020, which she subsequently extended until May 3, 2020. In addition to mandating that every citizen stay at home except to conduct certain essential activities, the order set out a nightly curfew and a lockdown of non-essential businesses. Subsequently, the governor instituted additional restrictive measures, including limiting travel by car and requiring the use of protective equipment, such as face masks, the maintenance of a distance of at least six feet between citizens, and a curfew between 7 p.m. to 5 a.m. Some of these restrictions have been modified. On May 4, 2020, the Puerto Rico government began to implement a gradual reopening plan beginning with the finance and real estate sectors and followed by the manufacturing and construction sectors in the middle of May. Effective June 16, 2020, the Puerto Rico Government terminated the stay-at-home order and reduced the curfew to 10 p.m. to 5 a.m. While most other parts of the economy of Puerto Rico have reopened, under new guidelines that affect how individuals interact and how businesses and government operate, the results for the second quarter of 2020 continued to be adversely affected by reductions in transaction volumes due to disruptions caused by the COVID-19 pandemic.

On July 3, 2020, the Puerto Rico Government established new requirements for travelers entering Puerto Rico, including the requirement that a traveler obtain a negative COVID-19 test result within 72 hours prior to arrival, and mandatory quarantines in certain circumstances.

On July 16, 2020, amidst an increase in COVID-19 cases, Puerto Rico’s Governor issued an executive order that included, among other things, reimplementing certain prior restrictions such as the closure of bars, gyms, marinas, theaters and casinos and restrictions in the use of beaches, and extending the curfew through July 31, 2020. Lastly, on July 31, 2020, Puerto Rico’s Governor issued an executive order that extended the curfew through August 15, 2020, extends the closure and restrictions included in the July 16, 2020 order, and bans the sale of alcohol and the operation of non-essential businesses on Sundays. As of August 2, 2020, more than 7,000 people had tested positive for COVID-19 and over 200 deaths that were caused by or related to the illness have been reported, according to data provided by the Puerto Rico government.

The Corporation’s businesses in the other jurisdictions in which it operates have also been adversely affected by the COVID-19 pandemic. On March 26, 2020, Florida’s Governor issued a stay-at-home order, and the state began to reopen essential operations through a phase-in process on May 4, 2020. On June 5, 2020, portions of Florida entered phase 2 of their reopening process. In response to a subsequent rise in the number of reported COVID-19 cases, state and local officials reimplemented significant restrictions on local businesses and social gatherings. Additionally, in the U.S. Virgin Islands, the government issued a stay-at-home order on March 23, 2020. On March 30, 2020, the U.S. Virgin Islands government issued an order extending the stay-at-home mandate through April 30, 2020 and then on April 29, 2020 issued an order lifting the stay-at-home order and permitting certain categories of businesses to resume operations, subject to safety protocols and limitations, effective May 4. The U.S. Virgin Islands tourism-based economy reopened on June 1, 2020, with new requirements for travelers and new guidance on how to conduct businesses while protecting the public health. Due to the recent increase in COVID-19 cases, bars, gaming centers and casinos are closed until further notice. The USVI is conducting routine temperature checks and health screenings at the ports of entry. No quarantine is required if travelers meet certain criteria. However, travelers whose state of residence has a COVID-19 positivity rate greater than 10 percent are required to produce evidence of a negative COVID-19 antigen test result that was received within five days prior to travel to the USVI.

In light of the restrictions imposed by Puerto Rico, Florida and the Virgin Islands, the Corporation modified its operations and the way it serves its customers. For instance, the Corporation has implemented various steps to protect its employees, consistent with guidance from federal and local authorities, such as requiring that a majority of support staff work remotely, implementing stricter safety and cleaning protocols, including measures for contact tracing and preventive testing. Branches in Puerto Rico are operating until 4:30 p.m. on weekdays and 1:00 p.m. on Saturdays. Although the Corporation’s branch transactions and ATM volumes have declined due to the aforementioned quarantines and lockdowns, its digital and mobile banking activities have increased. Digital monetary transactions, such as mobile banking, have increased 32%, and the Corporation’s digital banking users in Puerto Rico have grown 26% since the beginning of the year.

The COVID-19 pandemic and its associated impacts on trade (including supply chains and export levels), travel, underemployment and unemployment, consumer spending, and residential, commercial, construction and other economic activities have resulted in less economic activity, volatile equity market valuations and significant volatility and disruption in financial markets. For instance, on March 3, 2020, the Federal Reserve Board (the “FED”) reduced the target federal funds rate by 50 basis points, followed by an additional reduction of 100 basis points on March 16, 2020. Governments globally intervened with fiscal policies to mitigate the impact, including the Coronavirus Aid, Relief, and Economic Security of 2020 (the “CARES Act of 2020”) Act in the United States (“U.S.”), which intented to provide economic relief to businesses and individuals. Some of these provisions may improve the ability of impacted borrowers to repay their loans, including by providing direct cash payments to eligible taxpayers below specified income limits, including Puerto Rico residents, expanded unemployment insurance benefits and eligibility, and relief designed to prevent layoffs and business closures at small businesses. On April 22, 2020, the Puerto Rico government announced that it received over $2.2 billion from the U.S. Treasury Department as part of the CARES Act stimulus package. The plan allocates funding for three main components: (i) testing, contact tracing, isolation and treatment; (ii) reactivating the economy and protecting jobs; and (iii) continuity of government services. In addition, the Puerto Rico Government and the PROMESA oversight board have allocated over $900 million intented to stimulate the Puerto Rico economy and provide cash flow relief to those affected by the COVID-19 pandemic. Unemployed workers had been receiving a $600 per week supplementary unemployment benefit provided by the CARES Act of 2020, a benefit that expired on July 31, 2020. On August 8, 2020, the U.S. President signed an executive order and three memorandums that, if implemented, would extend the supplementary unemployment benefit at a rate of $400 per week and defer through the end of the year payroll taxes for workers earning less than $100,000 a year, among other things. As announced, States will be asked to cover 25% of the cost of the supplementary unemployment benefit. The termination or further reductions to the supplementary unemployment benefit could adversely affect the ability of borrowers to repay their loans.

Consistent with regulatory guidance that endorses constructive arrangements with borrowers affected by COVID-19, the Corporation adopted payment deferral and relief programs in March 2020. As of June 30, 2020, the Corporation had under deferred repayment arrangements 76,205 loans, totaling $3.4 billion, or 36%, of its total loan portfolio held for investment, consisting of 5,860 residential mortgage loans, totaling $849.6 million, 69,619 consumer loans, totaling $784.0 million, and 726 commercial and construction loans, totaling $1.7 billion.

Loans under repayment moratoriums decreased during the month of July to $1.8 billion, or 20%, of the total loan portfolio held for investment as of July 30, 2020, primarily due to borrowers who have resumed their scheduled payments. The $1.8 billion of loans under deferred repayment arrangements as of July 31, 2020 consisted of 3,974 residential mortgage loans, totaling $623.1 million, 32,791 consumer loans, totaling $240.0 million, and 333 commercial and construction loans, totaling $966.7 million (for additional information about these programs, refer to “Financial Condition and Operating Data Analysis – Early Delinquency.”)

In addition, the Corporation is participating in the Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) to help provide loans to the Corporation’s small business customers to provide them with additional working capital. During the second quarter of 2020, the Corporation originated 5,423 loans under this program, totaling approximately $375.2 million, of which $368.7 million (book value as of June 30, 2020 of $359.6 million) was still outstanding as of June 30, 2020. Furthermore, as of July 31, 2020, the Corporation had received approval for 632 additional client applications and funded $14.9 million during the month of July.

The Corporation’s financial results included a provision for credit losses on loans, finance leases and debt securities of $39.0 million and $116.4 million for the second quarter and first six months of 2020, respectively. The provision includes reserve builds of $29.1 million (i.e., the amount by which the provision for credit losses of $39.0 million exceeds net charge-offs of $9.9 million) in the second quarter of 2020 and $88.9 million (i.e., the amount by which the provision for credit losses of $116.4 million exceeds net charge-offs of $27.5 million) during the first six months of 2020, largely related to the effect of the COVID-19 pandemic on current and forecasted economic and market conditions. In addition, the stay-at-home and lock down orders have adversely affected the Corporation’s transaction fee income, such as that from credit and debit cards, automated teller machines (ATMs), and point-of-sale (POS) transactions, which decreased by $1.8 million during the second quarter of 2020, as compared to the same period in 2019. In addition, service charges on deposit accounts decreased by $1.4 million in the second quarter of 2020, compared to the second quarter of 2019. Further, the lower interest rate environment and disruptions in the origination of loans and closing processes have adversely affected the Corporation’s net interest income and reduced the net interest margin by 68 basis points to 4.22% for the second quarter of 2020 compared to 4.90% for the same period a year ago. Nevertheless, as of June 30, 2020, the Corporation’s and the Bank’s capital ratios were well in excess of all regulatory capital requirements and the Corporation maintained high liquidity levels with the cash and liquid securities to total assets ratio exceeding 21.0%, compared to 15.8% as of December 31, 2019. As of June 30, 2020, the Corporation had approximately $386.4 million in available unused lines at the Federal Home Loan Bank (“FHLB”) and approximately $997.1 million available for borrowings through the Primary Credit FED Discount Window Program, if needed. As a result of payments received by individuals and commercial customers from government stimulus packages, as well as the effects of payment deferral programs and reductions in consumer spending, total non-brokered deposits increased during the second quarter by $1.2 billion to $10.1 billion as of June 30, 2020, compared to $8.9 billion as of March 31, 2020. While management believes that we have sufficient capital to withstand an extended economic recession brought about by the COVID-19 pandemic, our financial results and regulatory capital ratios could be adversely impacted by further credit losses and we are unable to predict the extent, nature or duration of the effects of COVID-19 on our results of operations and financial condition at this time.

Update on Pending Acquisition of Banco Santander Puerto Rico

On July 28, 2020, the Corporation announced that it has received all requisite regulatory approvals for the completion of the previously announced acquisition of Banco Santander Puerto Rico (“BSPR”) by FirstBank. It has received approvals from the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation and the Office of the Commissioner of Financial Institutions of Puerto Rico. Subject to the satisfaction of the remaining customary conditions to closing, the Corporation expects to complete the acquisition by September 1, 2020. The Form 8-K filed by the Corporation with the Securities and Exchange Commission on October 22, 2019, which includes the stock purchase agreement as an exhibit, provides additional information about the conditions to completing the transaction.

On a pro forma basis based on June 30, 2020 figures, upon closing of the transaction, FirstBank expects to have approximately $18.8 billion in assets, a $12 billion loan portfolio, $15.4 billion of deposits, and approximately 650,000 customers. In addition, FirstBank expects to have 450 ATMs, 73 branches, and more than 3,500 employees.

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

The Corporation had net income of $21.3 million, or $0.09 per diluted common share, for the quarter ended June 30, 2020, compared to $41.3 million, or $0.19 per diluted common share, for the same period in 2019.

The key drivers of the Corporation’s GAAP financial results for the quarter ended June 30, 2020, compared to the same period in 2019, include the following:

• Net interest income for the quarter ended June 30, 2020 was $135.2 million, compared to $142.5 million for the second quarter of 2019. The decrease of $7.3 million was primarily related to: (i) a $7.5 million decrease in interest income on commercial and construction loans, primarily associated with the downward repricing of variable-rate commercial loans due to declines in short-term market interest rates, partially offset by an increase in the average balance of these portfolios that was driven by SBA PPP loans originated during the second quarter of 2020; (ii) a $3.5 million decrease in interest income on residential mortgage loans, primarily due to a decrease of 227.8 million in the average balance of this portfolio; (iii) a $3.1 million decrease in interest income from interest-bearing cash balances, primarily deposits maintained at the Federal Reserve Bank of New York (“New York FED”), due to declines in the Federal Funds target rate; and (iv) a $0.2 million decrease in interest income on investment securities mainly related to a $2.0 million increase in the premium amortization expense on U.S. agencies mortgage-backed securities (“MBS”), a $1.0 million decrease in interest income on U.S. agencies bonds, driven by lower yields available on purchases, and a $0.4 million decrease related to the downward repricing of Puerto Rico municipalities bonds tied to the decrease in short-term market interest rates, partially offset by an increase in interest income of approximately $3.0 million due to a $512.2 million increase in the average balance of investment securities.

These variances were partially offset by: (i) a $3.6 million decrease in total interest expense, reflecting a reduction of approximately $3.5 million attributable to the lower average interest rate paid on interest-bearing checking, savings and non-brokered time deposits, a $1.0 million decrease associated with the $222.6 million decrease in the average balance of FHLB advances, and a $0.8 million decrease related to the downward repricing of junior subordinated debentures tied to decreases in the three-month LIBOR index, partially offset by an increase of approximately $1.4 million in interest expense related to a $715.3 million in the average balance of interest-bearing deposits; and (ii) a $3.4 million increase in interest income on consumer loans, primarily related to a $227.4 million increase in the average balance of this portfolio.

The net interest margin decreased to 4.22% for the second quarter of 2020, compared to 4.90% for the same period a year ago. The decrease was primarily due to the effect of the low interest rate environment on the repricing of variable rate commercial loans and interest-bearing cash balances, as well as on the U.S. agencies premium amortization expense. In addition, net interest margin was adversely affected by a higher proportion of low-yielding assets, such as the interest-bearing cash balances, U.S agencies bonds and MBS, and SBA PPP loans, to total interest-earning assets, partially offset by the decrease in the average interest rate paid on interest-bearing deposits.

• The provision for credit losses on loans, finance leases, and debt securities increased by $26.5 million to $39.0 million for the second quarter of 2020, compared to $12.5 million for the same period in 2019, driven by the reserve build of $29.1 million in the second quarter of 2020, which reflects the adverse effect of the COVID-19 pandemic on current and forecasted economic conditions. Effective January 1, 2020, the Corporation adopted the current expected credit loss impairment model (“CECL”) required by Accounting Standards Codification (“ASC”) Topic 326 (“ASC 326”), which replaced the incurred loss methodology. ASC 326 does not require restatement of comparative period financial statements; as such, results for the second quarter and first six months of 2020 reflect the adoption of ASC 326, while prior periods reflect results under the previously required incurred loss methodology. The adoption of ASC 326 resulted in a cumulative increase of approximately $93.2 million in the allowance for credit losses (“ACL”) as of January 1, 2020.

Net charge-offs totaled $9.9 million for the second quarter of 2020, or 0.43% of average loans on an annualized basis, compared to $24.3 million, or 1.07% of average loans for the same period in 2019. The decrease consisted of an $11.4 million decline in net charge-offs taken on commercial and construction loans, a $2.4 million decrease in net charge-offs taken on residential mortgage loans, and a $0.6 million decrease in net charge-offs taken on consumer loans. The decrease in net-charge offs on commercial and construction loans primarily reflects the effect of an $11.4 million charge-off taken on a commercial mortgage loan in the Florida region in the prior year period. Meanwhile, the decrease in net charge-offs taken on residential mortgage and consumer loans reflects, in part, the effect of the deferred repayment arrangements provided to borrowers affected by the COVID-19 pandemic that maintained the delinquency status that existed at the date of the event until the end of the deferral period. See “Provision for credit losses” and “Risk Management” below for analyses of the ACL and non-performing assets and related ratios.

• The Corporation recorded non-interest income of $20.9 million for the second quarter of 2020, compared to $22.2 million for the same period in 2019. The $1.3 million decrease was primarily related to: (i) a $1.8 million decrease in transactional fee income from credit and debit cards, ATMs, POS, and merchant-related activity, primarily reflecting lower retail sales volume due to disruptions caused by quarantines and lockdowns of non-essential businesses in connections with the COVID-19 pandemic, which in Puerto Rico were imposed in mid-March of 2020; (ii) a $1.4 million decrease in service charges on deposits accounts, primarily related to a reduction in the number of returned checks, paid items, overdraft and cash management fee transactions resulting from disruptions in business activities caused by the COVID-19 pandemic; (iii) a $0.7 million decrease in revenues from mortgage banking activities, primarily related to a lower volume of conforming loan sales affected by disruptions caused by the COVID-19 pandemic; (iv) a $0.7 million decrease in fees and commissions for other banking services, such as mail and cable transmission, official checks, safe deposits and insurance referrals, among others; and (v) a $0.6 million decrease in insurance commission income.

These variances were partially offset by a $4.4 million increase in gains from hurricane-related insurance recoveries, related to a $5.0 million benefit in the second quarter of 2020 resulting from the final settlement of the Corporation’s business interruption insurance claim associated with lost profits caused by Hurricanes Irma and Maria in 2017. See “Non-Interest Income” below for additional information.

• Non-interest expenses for the second quarter of 2020 were $89.8 million compared to $92.9 million for the same period in 2019. The $3.1 million decrease was primarily related to: (i) a $4.2 million decrease in losses from OREO operations, primarily related to a $3.3 million decrease in write-downs and losses on sales of OREO properties; (ii) a $1.6 million decrease in business promotion expenses, primarily related to lower advertising, marketing, and sponsorships activities, as well as lower costs related to the credit card rewards program; (iii) a $1.3 million decrease in employees’ compensation and benefits, driven by a $2.7 million increase in deferred loan origination costs in connection with the origination of SBA PPP loan, which was partially offset by expenses of $1.7 million recorded in the second quarter of 2020 in connection with bonuses paid to branch personnel and other essential employees for working during the pandemic, as well as employee-related expenses, such as expenses for the administration of COVID-19 tests and purchases of personal protective equipment; and (iv) a $0.4 million decrease in traveling and mileage expenses.

The decrease was partially offset by: (i) merger and restructuring costs of $2.9 million in connection with the pending acquisition of BSPR; (ii) a $0.5 million increase in occupancy and equipment expenses, driven by expenses of $0.9 million recorded in the second quarter of 2020 related to COVID-19 pandemic response efforts, including additional cleaning and security protocol expenses; and (ii) a $0.3 million increase in professional fees, including a $1.8 million increase in outsourced technology fees, primarily associated with the platform used for the origination of SBA PPP loans, partially offset by a $0.9 million decrease in consulting and legal expenses, and a $0.6 million decrease in collection fees, appraisals and title-related matters.

• For the second quarter of 2020, the Corporation recorded an income tax expense of $6.0 million, compared to $18.0 million for the same period in 2019. The variance was mostly attributable to an income tax benefit of approximately $9.9 million recorded in the second quarter of 2020 in connection with higher charges to the provision for credit losses for loans and debt securities due to the effect of the COVID-19 pandemic on forecasted economic conditions, as well as a decrease in the effective tax rate resulting from a decreased taxable income proportionate to pre-tax income. As of June 30, 2020, the Corporation had a deferred tax asset of $306.2 million (net of a valuation allowance of $87.3 million, including a valuation allowance of $50.8 million against the deferred tax assets of the Corporation’s banking subsidiary, FirstBank). See “Income Taxes” below for additional information. On January 1, 2020, the Corporation recognized an additional $31.3 million in deferred tax assets in connection with the transitional adjustment resulting from the adoption of the CECL accounting standard.

• As of June 30, 2020, total assets were $14.1 billion, an increase of $1.5 billion from December 31, 2019. The increase was primarily related to a $657.4 million increase in cash and cash equivalents, attributable, among other things, to additional liquidity in connection with the growth in total deposits, and a $599.6 million increase in available-for-sale investment securities, driven by purchases of U.S. agencies bonds and MBS. In addition, there was a $363.5 million increase in total loans, consisting of a $393.9 million increase in commercial and construction loans, including SBA PPP loans with a book value of $359.6 million as of June 30, 2020, and a $13.6 million increase in consumer loans, partially offset by a $44.0 million decrease in residential mortgage loans. These increases were partially offset by a $164.2 million increase in the ACL for loans and finance leases in connection with the cumulative effect of adopting ASC 326 on January 1, 2020 and the reserves build during the first half of 2020. See “Financial Condition and Operating Data Analysis” below for additional information.

• As of June 30, 2020, total liabilities were $11.9 billion, an increase of $1.5 billion from December 31, 2019. The increase was mainly due to a $1.1 billion increase in total deposits, excluding brokered deposits and government deposits, a $155.4 million increase in government deposits, a $124.8 million increase in non-maturity brokered deposits, and a $200 million increase in the reported balance of repurchase agreements, reflecting the effect of the aforementioned cancellation of reverse repurchase agreements that were previously offset against variable-rate repurchase agreements in the consolidated statements of financial condition.

These variances were partially offset by an $80.0 million decrease in FHLB advances and a $71.7 million decrease in brokered certificates of deposit (“CDs”). See “Risk Management – Liquidity Risk and Capital Adequacy” below for additional information about the Corporation’s funding sources.

• As of June 30, 2020, the Corporation’s stockholders’ equity was $2.2 billion, a decrease of $13.2 million from December 31, 2019. The decrease was driven by the $62.3 million transition adjustment related to the adoption of CECL that was recorded against beginning retained earnings, and common and preferred stock dividends declared in the first six months of 2020 totaling $23.2 million, partially offset by the earnings generated in the first half of 2020, and an increase of approximately $46.5 million in other comprehensive income (“OCI”) related to changes in the fair value of available-for-sale investment securities. The Corporation’s common equity tier 1 capital, tier 1 capital, total capital and leverage ratios were 21.52%, 21.90%, 25.08% and 15.23%, respectively, as of June 30, 2020, compared to common equity tier 1 capital, tier 1 capital, total capital and leverage ratios of 21.60%, 22.00%, 25.22%, and 16.15%, respectively, as of December 31, 2019. As permitted by the regulatory capital framework, the Corporation elected the option to delay for two years the effect of the estimate of the CECL methodology on regulatory capital, relative to the incurred loss methodology’s effect on capital, followed by a three-year transition period. See “Risk Management – Capital” below for additional information.

• Total loan production, including purchases, refinancings, renewals and draws from existing revolving and non-revolving commitments, but excluding the utilization activity on outstanding credit cards, was $902.9 million for the quarter ended June 30, 2020, compared to $885.4 million for the same period in 2019. The variance consisted of an increase of $187.4 million in commercial and construction loans originations, driven by the approximately $375.2 million of SBA PPP loans originated in the second quarter of 2020, partially offset by reductions of $158.5 million and $11.5 million in consumer and residential mortgage loan originations, respectively. The reductions of consumer and residential mortgage loans reflect the effect of disruptions in the loan underwriting and closing process caused by the COVID-19 pandemic, including as a result of quarantines and the lockdown of non-essential businesses measures that began in Puerto Rico on March 16, 2020 and continued until May 3, 2020. On May 4, 2020, the Puerto Rico government began to implement a gradual reopening planning beginning with the finance and real estate sectors, while the retail auto sales sector reopened in late-May. Notwithstanding the decrease in consumer loan originations, as compared to the second quarter of 2019, auto loans and finance leases originations picked up in the month of June after the re-opening, with originations over $40 million and $15 million, respectively, which are volumes consistent with pre-COVID-19 pandemic levels.

• Total non-performing assets were $303.8 million as of June 30, 2020, a decrease of $13.6 million from December 31, 2019. The decrease was primarily related to a $5.0 million decrease in nonaccrual commercial and construction loans, including the payoff of a $2.0 million commercial mortgage loan in the Virgin Islands and the restoration to accrual status of $1.7 million of loans related to a commercial mortgage borrower in the Puerto Rico region, a $2.6 million decrease in nonaccrual consumer loans, and a $5.3 million decrease in the OREO portfolio balance. See “Risk Management – Non-Accruing and Non-Performing Assets” below for additional information.

• Adversely classified commercial and construction loans decreased by $103.0 million to $117.5 million as of June 30, 2020, compared to December 31, 2019. The decrease was driven by the upgrade in the credit risk classification of a $117.5 million commercial mortgage loan relationship in the Puerto Rico region during the first quarter of 2020. While approximately 95% of the Corporation’s small business banking customers and 100% of the corporate banking customers had reopened their businesses during the second quarter of 2020, the Corporation is closely monitoring reinstatement of closings of certain non-essential businesses in response to the recent increase in COVID-19 cases in both Puerto Rico and Florida, the payment performance after the end of payment deferral periods, and the performance of different sectors of the economy in all the markets where the Corporation operates.

The Corporation’s financial results for the second quarter and first six months of 2020 and 2019 included the following items that management believes are not reflective of core operating performance, are not expected to reoccur with any regularity or may reoccur at uncertain times and in uncertain amounts (the “Special Items”):

Quarter and Six-Month Period Ended June 30, 2020

• A $0.2 million loss and an $8.1 million gain on sales of U.S. agencies MBS recorded in the second quarter and six-month period ended June 30, 2020, respectively. The sales were recorded at the tax-exempt international banking entity subsidiary; thus, there were no effect on the income tax expense recorded in the second quarter and first six months of 2020.

• A $5.0 million ($3.1 million after-tax) benefit recorded in the second quarter of 2020 resulting from the final settlement of the Corporation’s business interruption insurance claim related to lost profits caused by Hurricanes Irma and Maria in 2017.

• Costs of $3.0 million ($1.9 million after-tax) and $3.3 million ($2.1 million after-tax) related to the COVID-19 pandemic response efforts recorded in the second quarter and six-month period ended June 30, 2020, respectively, including approximately $1.7 million in bonuses paid to branch personnel and other essential employees for working during the pandemic during the second quarter, as well as other employee-related expenses such as expenses for the administration of COVID-19 tests and purchases of personal protective equipment.

• Merger and restructuring costs of $2.9 million ($1.8 million after-tax) and $3.7 million ($2.3 million after-tax) for the second quarter and six-month period ended June 30, 2020, respectively, in connection with the previously announced stock purchase agreement with Santander Holdings USA, Inc. relating to the Corporation’s acquisition of BSPR and related restructuring initiatives.

• A $1.2 million ($0.7 million after-tax) benefit recorded in the first quarter of 2020 resulting from insurance recoveries associated with hurricane-related expenses incurred primarily in the Puerto Rico region.

Quarter and Six-Month Period Ended June 30, 2019

• A $0.8 million ($0.5 million after-tax) benefit recorded in the second quarter of 2019 resulting from hurricane-related insurance recoveries related to repair and maintenance costs and impairments associated with facilities in the British Virgin Islands.

• A $6.4 million ($4.0 million after-tax) positive effect on earnings recorded in the first quarter of 2019 related to net loan loss reserve releases resulting from revised estimates of the hurricane-related qualitative reserves associated with the effects of Hurricanes Irma and Maria, primarily related to consumer and commercial loans. See “Provision for Credit Losses” below for additional information.

• A $2.3 million expense recovery recorded in the first quarter of 2019 related to an employee retention benefit payment (the “Benefit”) received by the Bank under the Disaster Tax Relief and Airport Extension Act of 2017, as amended (the “Disaster Tax Relief Act”). The Benefit was recorded as an offset to employees’ compensation and benefits expenses and was not treated as taxable income by virtue of the Disaster Tax Relief Act.

The following table reconciles for the quarter and six-month periods ended June 30, 2020 and 2019 the reported net income to adjusted net income, a non-GAAP financial measure that excludes the Special Items identified above:

	Quarter ended June 30,		Six-month period ended June 30,

	2020	2019	2020	2019
(In thousands)
Net income, as reported (GAAP)	$21,256	$41,287	$23,522	$84,601
Adjustments:
Loss (gain) on sales of investment securities	155	-	(8,092)
Merger and restructuring costs	2,902	-	3,747	-
COVID-19 pandemic-related expenses	2,961	-	3,324
Hurricane-related loan loss reserve release	-	-	-	(6,425)
Employee retention benefit - Disaster Tax Relief and Airport Extension Act of 2017	-	-	-	(2,317)
Benefit from hurricane-related insurance recoveries	(5,000)	(820)	(6,153)	(820)
Income tax impact of adjustments (1)	(324)	308	(345)	2,717
Adjusted net income (Non-GAAP)	$21,950	$40,775	$16,003	$77,756

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

Allowance for Credit Losses

The Corporation maintains an ACL for loans and finance leases, which is management’s estimate of the expected credit losses in the loan portfolio, at the balance sheet date, excluding loans held for sale. Additionally, the Corporation maintains an ACL for debt securities classified as either held-to-maturity (HTM) or available-for-sale (AFS), and other off-balance sheet credit exposures (e.g., unfunded loan commitments). In connection with the adoption of CECL, the Corporation updated its approach for estimating expected credit losses, which includes new areas for management judgment, described more fully below, and updated its accounting policies. For more information, see Note 1, – Basis of Presentation and Significant Accounting Policies, to the accompanying unaudited consolidated financial statements in this Form 10-Q. For loans and finance leases, unfunded loan commitments, and HTM debt securities, the ACL is measured based on the remaining contractual term of the financial asset exposures, adjusted, as appropriate, for prepayments and permitted extension options using historical experience, current conditions, and forecasted information. For AFS debt securities, the ACL is measured using a discounted cash flow approach and is limited to the difference between the fair value of the security and its amortized cost. Changes in the ACL and, therefore, in the related provision for credit losses can materially affect net income. In applying the judgment and review required to determine the ACL, management considerations include the evaluation of past events, historical experience, changes in economic forecasts and conditions, customer behavior, collateral values, and the length of the initial loss forecast period, and other influences. From time to time, changes in economic factors or assumptions, business strategy, products or product mix, or debt security investment strategy may result in a corresponding increase or decrease in our ACL.

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

• The ACL for loans, unfunded loan commitments, and HTM debt securities is primarily measured based on a probability of default (PD)/loss given default (LGD) modeled approach. The current fair value of collateral is utilized to assess the expected credit losses when a financial asset is considered to be collateral dependent.

• The ACL on a troubled debt restructured (“TDR”) loan is generally measured using a discounted cash flow method unless the loan is collateral dependent, in which case the ACL is measured based on the fair value of the collateral. The discounted cash flow method will provide the estimated life-time credit losses. For credit card, personal, and nonaccrual auto loans and finance leases modified in a TDR, the ACL is measured using the same methodologies as those used for all other loans in those portfolios.

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

RESULTS OF OPERATIONS

Net Interest Income

Net interest income is the excess of interest earned by First BanCorp. on its interest-earning assets over the interest incurred on its interest-bearing liabilities. First BanCorp.’s net interest income is subject to interest rate risk due to the repricing and maturity mismatch of the Corporation’s assets and liabilities. Net interest income for the quarter and six-month period ended June 30, 2020 was $135.2 million and $273.9 million, respectively, compared to $142.5 million and $282.7 million for the comparable periods in 2019. On a tax-equivalent basis and excluding the changes in the fair value of derivative instruments, net interest income for the quarter and six-month period ended June 30, 2020 was $140.3 million and $284.6 million, respectively, compared to $147.5 million and $293.0 million for the comparable periods in 2019.

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

Part I
	Average Volume		Interest income (1) / expense		Average Rate (1)
Quarter ended June 30,	2020	2019	2020	2019	2020	2019
(Dollars in thousands)

Interest-earning assets:
Money market and other short-term investments	$1,073,669	$590,517	$283	$3,440	0.11%	2.34%
Government obligations (2)	737,301	720,106	5,263	7,254	2.87%	4.04%
MBS	1,787,611	1,285,812	12,340	10,316	2.78%	3.22%
FHLB stock	31,684	41,720	490	657	6.22%	6.32%
Other investments	6,267	3,030	10	7	0.64%	0.93%
Total investments (3)	3,636,532	2,641,185	18,386	21,674	2.03%	3.29%
Residential mortgage loans	2,847,192	3,075,037	37,812	41,350	5.34%	5.39%
Construction loans	169,508	91,711	2,185	1,511	5.18%	6.61%
Commercial and Industrial and Commercial mortgage loans	3,944,614	3,809,702	46,755	54,693	4.77%	5.76%
Finance leases	429,286	360,224	7,747	6,735	7.26%	7.50%
Consumer loans	1,857,278	1,698,944	50,866	48,477	11.02%	11.44%
Total loans (4) (5)	9,247,878	9,035,618	145,365	152,766	6.32%	6.78%
Total interest-earning assets	$12,884,410	$11,676,803	$163,751	$174,440	5.11%	5.99%
Interest-bearing liabilities:
Brokered CDs	$418,246	$509,102	$2,270	$2,782	2.18%	2.19%
Other interest-bearing deposits	6,987,301	6,181,141	14,727	16,321	0.85%	1.06%
Loans payable	29,451	-	18	-	0.25%	-%
Other borrowed funds	484,150	284,150	3,521	4,034	2.92%	5.69%
FHLB advances	517,363	740,000	2,870	3,827	2.23%	2.07%
Total interest-bearing liabilities	$8,436,511	$7,714,393	$23,406	$26,964	1.12%	1.40%
Net interest income			$140,345	$147,476
Interest rate spread					3.99%	4.59%
Net interest margin					4.38%	5.07%

	Average Volume		Interest income (1) / expense		Average Rate (1)
Six-Month Period Ended June 30,	2020	2019	2020	2019	2020	2019
(Dollars in thousands)

Interest-earning assets:
Money market and other short-term investments	$922,188	$540,559	$2,545	$6,269	0.55%	2.34%
Government obligations (2)	609,636	742,553	10,564	14,730	3.48%	4.00%
MBS	1,777,327	1,309,650	26,349	22,213	2.98%	3.42%
FHLB stock	32,537	41,825	1,086	1,353	6.71%	6.52%
Other investments	5,968	3,054	21	13	0.71%	0.86%
Total investments (3)	3,347,656	2,637,641	40,565	44,578	2.44%	3.41%
Residential mortgage loans	2,869,001	3,098,574	76,467	83,169	5.36%	5.41%
Construction loans	145,814	88,615	4,066	2,840	5.61%	6.46%
Commercial and Industrial and Commercial mortgage loans	3,812,042	3,767,329	94,727	107,975	5.00%	5.78%
Finance leases	425,513	351,058	15,666	13,121	7.40%	7.54%
Consumer loans	1,870,278	1,669,009	103,176	94,555	11.09%	11.42%
Total loans (4) (5)	9,122,648	8,974,585	294,102	301,660	6.48%	6.78%
Total interest-earning assets	$12,470,304	$11,612,226	$334,667	$346,238	5.40%	6.01%
Interest-bearing liabilities:
Brokered CDs	$423,676	$516,141	$4,722	$5,469	2.24%	2.14%
Other interest-bearing deposits	6,783,847	6,103,478	31,929	31,126	0.95%	1.03%
Loans payable	16,923	-	21	-	0.25%	-%
Other borrowed funds	462,172	305,457	7,471	9,048	3.25%	5.97%
FHLB advances	536,236	740,000	5,878	7,612	2.20%	2.07%
Total interest-bearing liabilities	$8,222,854	$7,665,076	$50,021	$53,255	1.22%	1.40%
Net interest income			$284,646	$292,983
Interest rate spread					4.18%	4.61%
Net interest margin					4.59%	5.09%

(1) On an adjusted tax-equivalent basis. The Corporation estimated the adjusted tax-equivalent yield by dividing the interest rate spread on exempt assets by 1 less the Puerto Rico statutory tax rate of 37.5% and adding to it the cost of interest-bearing liabilities. The tax-equivalent adjustment recognizes the income tax savings when comparing taxable and tax-exempt assets. Management believes that it is a standard practice in the banking industry to present net interest income, interest rate spread and net interest margin on a fully tax-equivalent basis. Therefore, management believes these measures provide useful information to investors by allowing them to make peer comparisons. The Corporation excludes changes in the fair value of derivatives from interest income and interest expense because the changes in valuation do not affect interest received or paid.

(2)Government obligations include debt issued by government-sponsored agencies.

(3)Unrealized gains and losses on available-for-sale securities are excluded from the average volumes.

(4)Average loan balances include the average of nonaccrual loans.

(5)Interest income on loans includes $0.9 million and $1.9 million for the quarters ended June 30, 2020 and 2019, respectively, and $3.2 million and $4.0 million for the six-month periods ended June 30, 2020 and 2019, respectively, of income from prepayment penalties and late fees related to the Corporation’s loan portfolio.

Part II

	Quarter Ended June 30,			Six-Month Period Ended June 30,
	2020 compared to 2019			2020 compared to 2019
	Increase (decrease)			Increase (decrease)
	Due to:			Due to:
(In thousands)	Volume	Rate	Total	Volume	Rate	Total

Interest income on interest-earning assets:
Money market and other short-term investments	$1,479	$(4,636)	$(3,157)	$2,780	$(6,504)	$(3,724)
Government obligations	144	(2,135)	(1,991)	(2,422)	(1,744)	(4,166)
MBS	3,740	(1,716)	2,024	7,504	(3,368)	4,136
FHLB stock	(157)	(10)	(167)	(305)	38	(267)
Other investments	6	(3)	3	11	(3)	8
Total investments	5,212	(8,500)	(3,288)	7,568	(11,581)	(4,013)
Residential mortgage loans	(3,129)	(409)	(3,538)	(5,922)	(780)	(6,702)
Construction loans	1,143	(469)	674	1,727	(501)	1,226
Commercial and Industrial and Commercial mortgage loans	1,722	(9,660)	(7,938)	1,392	(14,640)	(13,248)
Finance leases	1,262	(250)	1,012	2,792	(247)	2,545
Consumer loans	4,372	(1,983)	2,389	11,439	(2,818)	8,621
Total loans	5,370	(12,771)	(7,401)	11,428	(18,986)	(7,558)
Total interest income	10,582	(21,271)	(10,689)	18,996	(30,567)	(11,571)
Interest expense on interest-bearing liabilities:
Brokered CDs	(501)	(11)	(512)	(1,002)	255	(747)
Other interest-bearing deposits	1,903	(3,497)	(1,594)	3,400	(2,597)	803
Loans Payable	18	-	18	21	-	21
Other borrowed funds	2,151	(2,664)	(513)	3,631	(5,208)	(1,577)
FHLB advances	(1,201)	244	(957)	(2,164)	430	(1,734)
Total interest expense	2,370	(5,928)	(3,558)	3,886	(7,120)	(3,234)
Change in net interest income	$8,212	$(15,343)	$(7,131)	$15,110	$(23,447)	$(8,337)

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

The following table reconciles net interest income in accordance with GAAP to net interest income, excluding valuations, and net interest income on an adjusted tax-equivalent basis for the indicated periods. The table also reconciles net interest spread and net interest margin on a GAAP basis to these items excluding valuations, and on an adjusted tax-equivalent basis:

	Quarter Ended		Six-Month Period Ended
(Dollars in thousands)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019

Interest Income - GAAP	$158,616	$169,510	$323,880	$335,982
Unrealized loss on derivative instruments	-	1	-	5
Interest income excluding valuations	158,616	169,511	323,880	335,987
Tax-equivalent adjustment	5,135	4,929	10,787	10,251
Interest income on a tax-equivalent basis excluding valuations	163,751	174,440	334,667	346,238

Interest Expense - GAAP	23,406	26,964	50,021	53,255

Net interest income - GAAP	$135,210	$142,546	$273,859	$282,727

Net interest income excluding valuations	$135,210	$142,547	$273,859	$282,732

Net interest income on a tax-equivalent basis excluding valuations	$140,345	$147,476	$284,646	$292,983

Average Balances
Loans and leases	$9,247,878	$9,035,618	$9,122,648	$8,974,585
Total securities, other short-term investments and interest-bearing cash balances	3,636,532	2,641,185	3,347,656	2,637,641
Average Interest-Earning Assets	$12,884,410	$11,676,803	$12,470,304	$11,612,226

Average Interest-Bearing Liabilities	$8,436,511	$7,714,393	$8,222,854	$7,665,076

Average Yield/Rate
Average yield on interest-earning assets - GAAP	4.95%	5.82%	5.22%	5.83%
Average rate on interest-bearing liabilities - GAAP	1.12%	1.40%	1.22%	1.40%
Net interest spread - GAAP	3.83%	4.42%	4.00%	4.43%
Net interest margin - GAAP	4.22%	4.90%	4.42%	4.91%

Average yield on interest-earning assets excluding valuations	4.95%	5.82%	5.22%	5.83%
Average rate on interest-bearing liabilities	1.12%	1.40%	1.22%	1.40%
Net interest spread excluding valuations	3.83%	4.42%	4.00%	4.43%
Net interest margin excluding valuations	4.22%	4.90%	4.42%	4.91%

Average yield on interest-earning assets on a tax-equivalent basis
and excluding valuations	5.11%	5.99%	5.40%	6.01%
Average rate on interest-bearing liabilities	1.12%	1.40%	1.22%	1.40%
Net interest spread on a tax-equivalent basis and excluding valuations	3.99%	4.59%	4.18%	4.61%
Net interest margin on a tax-equivalent basis and excluding valuations	4.38%	5.07%	4.59%	5.09%

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

For the quarter and six-month period ended June 30, 2020, net interest income decreased $7.3 million to $135.2 million, and $8.9 million to $273.9 million, respectively, compared to the same periods in 2019. The $7.3 million decrease in net interest income for the second quarter of 2020, compared to the same period in 2019, was primarily due to:

• A $7.5 million decrease in interest income on commercial and construction loans, primarily associated with the downward repricing of variable-rate commercial loans due to declines in short-term market interest rates, partially offset by an increase in the average balance of these portfolios that was driven by SBA PPP loans originated during the second quarter of 2020. Interest income on SBA PPP loans was $1.9 million and the related average balance amounted to $249.3 million for the second quarter of 2020. As of June 30, 2020, the interest rate on approximately 41% of the Corporation’s total commercial and construction loans balance was based upon LIBOR indexes and 17% was based upon the Prime rate index. For the second quarter of 2020, the average one-month LIBOR rate declined 209 basis points, the average three-month LIBOR rate declined 191 basis points, and the average Prime rate declined 225 basis points compared to the average rates for such indexes for the second quarter of 2019.

• A $3.5 million decrease in interest income on residential mortgage loans, primarily related to a $227.8 million decrease in the average balance of this portfolio.

• A $3.1 million decrease in interest income from interest-bearing cash balances, which consisted primarily of deposits maintained at the New York FED. Balances at the New York FED earned 0.10% during the second quarter of 2020 compared to 2.29% in the second quarter of 2019, a decrease attributable to declines in the Federal Funds target rate. The adverse effect of lower rates was partially offset by a $483.2 million increase in the average balance of interest-bearing cash balances.

• A $0.2 million decrease in interest income on investment securities, mainly related to a $2.0 million increase in the premium amortization expense on U.S. agencies MBS, a $1.0 million decrease in interest income on U.S. agencies bonds driven by lower yields available on recent purchases, and a $0.4 million decrease related to the downward repricing of Puerto Rico municipalities bonds tied to the decrease in short-term market interest rates, partially offset by an increase in interest income of approximately $3.0 million related to the $512.2 million increase in the average balance of investment securities. Given the stimulus actions taken by the federal government to contain the economic fallout from the COVID-19 pandemic, market interest rates remain at low levels, which may trigger accelerated exercises of call options and prepayment rights on investment securities in the future.

Partially offset by:

• A $3.6 million decrease in interest expense, primarily due to: (i) a $1.6 million decrease in interest expense on interest bearing checking, savings and non-brokered time deposits, including a decrease of approximately $3.5 million related to lower average interest rates paid, partially offset by an increase of approximately $1.9 million in interest expense related to the $806.2 million increase in the average balance; (ii) a $1.0 million decrease in interest expense on FHLB advances, primarily related to the $222.6 million decrease in the average balance; (iii) a $0.8 million decrease in interest expense related to the downward repricing of floating-rate junior subordinated debentures tied to decreases in the three-month LIBOR index; and (iv) a $0.5 million decrease in interest expense on brokered CDs, primarily related to a $90.9 million decrease in the average balance. These variances were partially offset by a $0.3 million increase in interest expense on repurchase agreements driven by the effect of the cancellation of the reverse repurchase agreements that were previously offset in the statements of financial condition against variable-rate repurchase agreements during the first quarter of 2020 in accordance with ASC Topic 210-20-45-1.

• A $3.4 million increase in interest income on consumer loans, primarily related to a $227.4 million increase in the average balance of this portfolio, which resulted in an increase in interest income of approximately $5.4 million, partially offset by a $1.2 million decrease in late charges and penalty fees assessed and a $0.3 million decrease related to the downward repricing of credit card loans tied to the Prime Rate index.

The $8.9 million decrease in net interest income for the first six months of 2020, compared to the same period in 2019, was primarily due to:

• A $12.6 million decrease in interest income on commercial and construction loans, primarily related to the downward repricing of variable-rate commercial and construction loans and, to a lesser extent, lower collections of interest payments on nonaccrual loans, partially offset by the increase in the average balance of such loans resulting from the aforementioned effect of SBA PPP loans originated during the second quarter of 2020. For the first six months of 2020, the average one-month LIBOR rate declined 157 basis points, the average three-month LIBOR rate declined 152 basis points, and the average Prime rate declined 165 basis points compared to the average rates for such indexes for the same period in 2019.

• A $6.7 million decrease in interest income on residential mortgage loans, primarily related to a $229.6 million decrease in the average balance of this portfolio.

• A $3.7 million decrease in interest income from interest-bearing cash balances. Balances at the New York FED earned 0.54% during the first six months of 2020 compared to 2.31% for the same period a year ago, a decrease attributable to declines in the Federal Funds target rate. The decrease in rate was partially offset by a $381.6 million increase in the average balance of interest-bearing cash balances.

• A $0.3 million decrease in interest income on investment securities, mainly related to a $3.3 million increase in the premium amortization expense on U.S. agencies MBS, a $2.4 million decrease in interest income on U.S. agencies bonds, driven by lower yields available on recent purchases, and a $0.8 million decrease related to the downward repricing of Puerto Rico municipalities bonds, almost entirely offset by an increase of $6.4 million in connection with a $467.7 million decrease in the average balance of U.S. agencies MBS.

Partially offset by:

• An $11.2 million increase in interest income on consumer loans, mainly due to a $275.7 million increase in the average balance of this portfolio, which resulted in an increase in interest income of approximately $14.2 million, largely related to auto loans and finance leases, partially offset by a $1.2 million decrease in late charges and penalty fees assessed.

• A $3.2 million decrease in interest expense, primarily due to: (i) a $1.7 million decrease in interest expense on FHLB advances, primarily related to the $203.8 million decrease in the average balance; (ii) a $1.2 million decrease in interest expense related to the downward repricing of floating-rate junior subordinated debentures tied to decreases in the three-month LIBOR index; (iii) a $0.7 million decrease in interest expense on brokered CDs, primarily related to a $92.5 million decrease in the average balance; and (iv) a $0.4 million decrease in interest expense on repurchase agreements due to the downward repricing of variable-rate repurchase agreements, partially offset by the effect of the cancellation of the reverse repurchase agreements that were previously offset in the statement of financial condition against variable-rate repurchase agreements. These variances were partially offset by a $0.8 million increase in interest expense on interest bearing checking, savings and non-brokered time deposits, including an increase of approximately $3.4 million related to the $680.4 million increase in the average balance, partially offset by a decrease of approximately $2.6 million related to lower average interest rates paid during the first six months of 2020.

The net interest margin decreased by 68 basis points to 4.22% for the second quarter of 2020, compared to the same period in 2019, and by 49 basis points to 4.42% for the first six months of 2020, compared to the same period in 2019. The decrease was primarily driven by the effect of the low interest rate environment on the repricing of variable rate commercial loans and interest-bearing cash balances, as well as on the increase in the U.S. agencies premium amortization expense. In addition, net interest margin was adversely affected by a higher proportion of low-yielding assets, such as interest-bearing cash balances, U.S agencies bonds and MBS, and SBA PPP loans, to total interest-earning assets, partially offset by the decrease in the average interest rate paid on interest-bearing deposits.

On an adjusted tax-equivalent basis, net interest income for the quarter ended June 30, 2020 decreased by $7.1 million to $140.3 million, compared to the same period in 2019, and by $8.3 million to $284.6 million for the first six months of 2020, compared to the same period in 2019. The tax-equivalent adjustment increased by $0.2 million for the second quarter of 2020, compared to the same period in 2019, and by $0.5 million for the first six months of 2020, compared to the same period a year ago, primarily related to an increase in the average balance of U.S. agencies MBS held by the IBE subsidiary First Bank Overseas

Provision for Credit Losses

The provision for credit losses consists of provisions for credit losses on loans and finance leases, unfunded loan commitments, as well as held-to-maturity and available-for-sale debt securities. On January 1, 2020, the Corporation adopted ASU 2016-13, which replaces the incurred loss methodology with an expected loss methodology that is referred to as the CECL methodology to estimate the ACL of certain financial assets considering, among other things, expected future changes in macroeconomic conditions. The Corporation adopted ASU 2016-13 using the modified retrospective method, resulting in a cumulative increase of approximately $93.2 million in the total ACL with a corresponding decrease, net of applicable taxes, in beginning retained earnings as of January 1, 2020. Results for reporting periods beginning after January 1, 2020 are presented under ASU 2016-13 while prior period amounts continue to be reported in accordance with previously applicable GAAP. See Note 1, – Basis of Presentation and Significant Accounting Policies, to the accompanying unaudited consolidated financial statements for further information about the day-one impact of adopting ASU 2016-13, as well as a description of the methodologies that the Corporation follows to determine the ACL.

The principal changes in the provision for credit losses by main categories follow:

Provision for credit losses for loans and finance leases

The provision for credit losses for loans and finance leases increased by $23.9 million to $36.4 million for the second quarter of 2020, compared to $12.5 million for the second quarter of 2019. The variances by major portfolio category were as follow:

• Provision for credit losses on commercial and construction loans of $18.0 million, compared to a provision of $3.4 million in the second quarter of 2019. The $18.0 million reserve build (i.e., provision of $18.0 million less net charge-offs of $24 thousand) during the second quarter of 2020 reflects a worse than initially anticipated effect of the COVID-19 pandemic in current and forecasted economic conditions, primarily affecting the commercial mortgage and construction loan portfolios. The increase was reflected across all regions and multiple sectors of the economy with the largest impact in the hospitality, office and retail real estate industries. The exposure to these industries represents approximately 31% of the total commercial and construction loan portfolio as of June 30, 2020.

• Provision for credit losses on residential mortgage loans of $6.2 million, compared to $0.6 million in the second quarter of 2019. The increase was driven by a $4.4 million reserve build (i.e., provision of $6.2 million less net charge-offs of $1.8 million) in the second quarter of 2020, driven by further deterioration in forecasted economic conditions since the end of the first quarter of 2020. Key economic variables in the residential mortgage credit loss models are regional unemployment rates and home price indexes.

• Provision for credit losses on consumer loans and finance leases of $12.2 million, compared to $8.5 million in the second quarter of 2019. The increase was driven by a $4.1 million reserve build (i.e., provision of $12.2 million less net charge-offs of $8.1 million) in the second quarter of 2020, largely for auto loans and finance leases, also driven by further deterioration in forecasted economic variables such as unemployment rates.

The provision for credit losses for loans and finance leases increased by $86.1 million to $110.5 million for the first six months of 2020, compared to $24.4 million for the six months of 2019. The variances by major portfolio category are as follow:

• Provision for credit losses on commercial and construction loans of $42.7 million, compared to a release of $1.6 million in the first half of 2019. The increase was driven by a $42.6 million reserve build (i.e., provision of $42.7 million less net charge-offs of $0.1 million) in the first six months of 2020 reflecting deterioration in current and forecasted economic conditions due to the COVID-19 pandemic. As stated above, the increase in the ACL was reflected in all regions where the Corporation operates, with the higher provisions recorded for loans related to the hospitality, office and retail real estate industries. The reserve release recorded in the first six months of 2019 was primarily related to a $3.4 million reserve release associated with the resolution of uncertainties surrounding the repayment prospects of a hurricane-affected commercial customer.

• Provision for credit losses on residential mortgage loans of $22.4 million, compared to $7.2 million in the first half of 2019. The increase was driven by a $16.8 million reserve build (i.e., provision of $22.4 million less net charge-offs of $5.6 million) in the first half of 2020, reflecting forecasted credit deterioration due to the COVID-19 pandemic, partially offset by the decline in the balance of this portfolio.

• Provision for credit losses on consumer loans and finance leases of $45.4 million, compared to $18.7 million in the first half of 2019. The increase was driven by a $23.6 million reserve build (i.e., provision of $45.4 million less net charge-offs of $21.8 million) in the first half of 2020 reflecting forecasted credit deterioration due to the COVID-19 pandemic, primarily reflected in auto loans, finance leases, and credit card loans. In addition, the variance reflects the effect in the first quarter of 2019 of a $3.0 million reserve release related to revised estimates associated with the effects of Hurricanes Irma and Maria, attributable to the updated payment patterns and credit risk analyses applied to consumer borrowers subject to payment deferral programs that expired early in 2018.

See “Risk Management – Credit Risk Management” below for an analysis of the ACL, non-performing assets, and related information, and see “Financial Condition and Operating Data Analysis – Loan Portfolio and Risk Management — Credit Risk Management” below for additional information concerning the Corporation’s loan portfolio exposure in the geographic areas where the Corporation does business.

Provision for credit losses for unfunded loan commitments

The Corporation recorded a provision for credit losses for unfunded commercial and construction loan commitments and standby letters of credit of $1.3 million and $3.2 million for the second quarter and six-month period ended June 30, 2020, respectively, driven by the effect of the deteriorating economic outlook due to the COVID-19 pandemic. The charges in the first six months of 2020 were primarily related to certain unfunded construction loan commitments for hotels in the Puerto Rico region. For the first six months of 2019, the Corporation recorded a $0.4 million release on this reserve, which was recorded in the first quarter of such year.

Provision for credit losses for held-to-maturity and available-for-sale debt securities

During the first quarter of 2020, as a result of CECL requirements in effect since January 1, 2020, the Corporation established an ACL for held-to-maturity Puerto Rico municipalities bonds of $9.3 million that was unchanged during the second quarter. Meanwhile, the Corporation recorded charges to the provision for credit losses for available-for-sale securities of $1.2 million and $1.6 million for the quarter and six-month period ended June 30, 2020, respectively. These charges were in connection with private label MBS and a residential mortgage pass-through MBS issued by the Puerto Rico Housing Finance Authority (“PRHFA”) resulting from a decline in the present value of expected cash flows taking into consideration the performance of the underlying mortgages and the effect of a deterioration in forecasted economic conditions due to the COVID-19 pandemic. ASU 2016-13 requires the determination of expected credit losses over the life of held-to-maturity securities and changed the accounting for available-for-sale debt securities to require credit losses to be presented as an allowance rather than as a write-down on available-for-sale debt securities that management does not intend to sell or believes that it is more likely than not it will not be required to sell.

Non-Interest Income

The following table presents the composition of non-interest income for the indicated periods:
	Quarter Ended June 30,		Six-Month Period Ended June 30,
	2020	2019	2020	2019
(In thousands)

Service charges on deposit accounts	$4,475	$5,887	$10,432	$11,603
Mortgage banking activities	3,686	4,395	7,474	8,022
Insurance income	1,381	2,025	5,963	6,275
Other operating income	11,505	9,916	19,131	18,866
Non-interest income before net (loss) gain on
sales of investment securities	21,047	22,223	43,000	44,766
Net (loss) gain on sales of investments securities	(155)	-	8,092	-
Total	$20,892	$22,223	$51,092	$44,766

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

Non-interest income for the second quarter of 2020 amounted to $20.9 million, compared to $22.2 million for the same period in 2019. The $1.3 million decrease in non-interest income was primarily related to:

• A $1.8 million decrease in transactional fee income from credit and debit cards, ATMs, POS, and merchant-related activity, primarily reflecting lower retail sales volume due to disruptions caused by quarantines and lockdowns of non-essential businesses in connections with the COVID-19 pandemic, which in Puerto Rico were imposed in mid-March 2020. These amounts are included as part of “Other operating income” in the table above.

• A $1.4 million decrease in service charges on deposits accounts, primarily related to a reduction in the number of returned checks, paid items, overdraft and cash management fee transactions, which resulted from the disruptions on business activities caused by the COVID-19 pandemic.

• A $0.7 million decrease in fees and commissions from other banking services such as mail and cable transmissions, official checks, safe deposits and insurance referrals, among others. These amounts are included as part of “Other operating income” in the table above.

• A $0.7 million decrease in revenues from mortgage banking activities, driven by a $1.4 million decrease in realized gains on sales of residential mortgage loans in the secondary market, driven by a lower volume of conforming loan sales affected by disruptions caused by the COVID-19 pandemic, and a $0.2 million decrease in servicing fee income. These variances were partially offset by a $0.8 million positive effect related to changes in mark-to-market unrealized gains and losses from both interest rate lock commitments and To-Be-Announced (“TBA”) MBS forward contracts. Total loans sold in the secondary market to U.S. GSEs during the second quarter of 2020 amounted to $63.8 million, with a related net gain of $2.2 million (net of realized losses of $0.3 million on TBA hedges entered and settled during the second quarter of 2020), compared to total loans sold in the secondary market during the second quarter of 2019 of $97.6 million, with a related net gain of $3.6 million (net of realized losses of $0.2 million on TBA hedges entered and settled during the second quarter of 2019).

• A $0.6 million decrease in insurance income, driven by lower credit protection, life and commercial insurance commissions adversely affected by a lower volume of loan originations (excluding SBA PPP loans) during the second quarter of 2020 when compared to the same period of 2019.

• A $0.2 million loss on sales of U.S. agencies MBS.

Partially offset by:

• A $4.4 million increase in gain from hurricane-related insurance recoveries, driven by the $5.0 million benefit recorded in the second quarter of 2020 resulting from the final settlement of the Corporation’s business interruption insurance claim associated with lost profits caused by Hurricanes Irma and Maria in 2017. These benefits are included as part of “Other operating income” in the table above.

Non-interest income for the six-month period ended June 30, 2020 amounted to $51.1 million, compared to $44.8 million for the same period in 2019. The $6.3 million increase in non-interest income was primarily due to:

• An $8.1 million gain on sales of approximately $275.6 million of available-for-sale U.S. agencies MBS. At the time of sale, these securities carried an increased prepayment risk given the dramatic drops in market interest rates.

• A $4.3 million increase in gain from hurricane-related insurance recoveries, driven by the aforementioned $5.0 million benefit recorded in the second quarter of 2020 resulting from the final settlement of the Corporation’s business interruption insurance claim associated with lost profits caused by Hurricanes Irma and Maria in 2017.

Partially offset by:

• A $2.5 million decrease in transactional fee income from credit and debit cards, ATMs, POS and merchant-related activity as a result of the disruptions caused by quarantines and lockdowns of non-essential business in connection with the COVID-19 pandemic. These amounts are included as part of “Other operating income” in the table above.

• A $1.2 million decrease in service charges on deposits accounts, primarily related to a reduction in the number of returned checks, paid items, overdraft and cash management fee transactions adversely affected by disruptions in business activities caused by the COVID-19 pandemic.

• A $0.9 million decrease in fees and commissions from other banking services such as mail and cable transmission, official checks, safe deposits and insurance referrals, among others. These amounts are included as part of “Other operating income” in the table above.

• A $0.5 million decrease in revenues from mortgage banking activities, driven by a $0.9 million decrease in realized gains on sales of residential mortgage loans in the secondary market, driven by a lower volume of conforming loan sales affected by disruptions caused by the COVID-19 pandemic, a $0.2 million decrease in servicing fee income, and a $0.2 million increase in the mortgage servicing rights amortization expenses. These variances were partially offset by a $0.8 million positive effect related to changes in mark-to-market unrealized gains and losses from both interest rate lock commitments and TBA MBS forward contracts. Total loans sold in the secondary market to U.S. GSEs during the first six months of 2020 amounted to $157.5 million, with a related net gain of $5.0 million (net of realized losses of $1.3 million on TBA hedges entered and settled during the first six months of 2020), compared to total loans sold in the secondary market during the first six months of 2019 of $174.9 million, with a related net gain of $5.9 million (net of realized losses of $0.7 million on TBA hedges entered and settled during the first six months of 2019).

• A $0.4 million decrease in non-deferrable loan fees, such as expired commitment fees, included as part of “Other operating income” in the table above.

• A $0.3 million decrease in insurance income, driven by lower credit protection, life and commercial insurance commissions adversely affected by a lower volume of loan originations (excluding SBA PPP loans), partially offset by higher insurance contingent commission received by the insurance agency in the first six months of 2020 when compared to the same period of 2019.

• The effect in 2019 of a $0.2 million gain recorded on the sale of $4.8 million in nonaccrual loans held for sale, included as part of “Other operating income” in the table above.

Non-Interest Expenses

The following table presents the components of non-interest expenses for the indicated periods:

	Quarter Ended June 30,		Six-Month Period Ended June 30,
	2020	2019	2020	2019

(In thousands)

Employees' compensation and benefits	$39,532	$40,813	$82,391	$80,109
Occupancy and equipment	16,376	15,834	31,503	31,889
FDIC deposit insurance premium	1,436	1,482	2,958	3,180
Taxes, other than income taxes	3,577	3,737	7,457	7,557
Professional fees:
Collections, appraisals and other credit-related fees	1,387	1,946	3,083	3,663
Outsourced technology services	7,672	5,798	14,501	11,318
Other professional fees	2,909	3,927	6,177	7,000
Credit and debit card processing expenses	3,938	3,820	7,888	7,974
Business promotion	2,314	3,940	5,936	7,646
Communications	1,852	1,714	3,729	3,466
Net loss on OREO and OREO operations expenses	811	5,043	1,999	8,786
Merger and restructuring costs	2,902	-	3,747	-
Other	5,080	4,883	10,601	10,733
Total	$89,786	$92,937	$181,970	$183,321

Non-interest expenses for the second quarter of 2020 were $89.8 million, compared to $92.9 million for the same period in 2019. The $3.1 million decrease in non-interest expenses reflects, among other things, the effect of both volume-related expense reductions and a number of expense control measures implemented in the second quarter of 2020 in response to the current economic environment that include actions such as a hiring freeze, modification of business promotion strategies, elimination of traveling expenses, and reassessment of project plans, among others. The most significant variances were:

• A $4.2 million decrease in losses from OREO operations, primarily due to a $3.3 million decrease in write-downs and losses on sales of OREO properties and a $1.7 million decrease in OREO-related operating expenses, primarily related to repairs and property taxes. These variances were partially offset by a $0.7 million decrease in income recognized from rental payments associated with OREO income-producing properties.

• A $1.6 million decrease in business promotion expenses, primarily related to a $1.1 million decrease in expenses incurred in advertising, marketing, and sponsorship activities, and a $0.5 million decrease in the cost of the credit card rewards program. Business promotion expenses in the second quarter of 2020 included approximately $0.3 million of expenses related to communications with customers in response to the COVID-19 pandemic.

• A $1.3 million decrease in employees’ compensation and benefits, driven by a $2.7 million increase in deferred loan origination costs in connection with the origination of SBA PPP loans, partially offset by expenses of $1.7 million recorded in the second quarter of 2020 in connection with bonuses paid to branch personnel and other essential employees for working during the pandemic, as well as employee-related expenses, such as expenses for the administration of COVID-19 tests and the purchase of personal protective equipment.

• A $0.4 million decrease in traveling and mileage expenses, included as part of “Other” in the table above.

• A $0.2 million decrease in taxes, other than income taxes, primarily lower business to business sales and use tax related to legislation enacted in the second quarter of 2020 that provides for a temporary exemption of the 4% tax associated with the invoicing of business to business services.

Partially offset by:

• Merger and restructuring costs amounting to $2.9 million in connection with the pending acquisition of BSPR. These costs primarily included consulting, legal, and other pre-integration related efforts.

• A $0.5 million increase in occupancy and equipment expenses, driven by expenses of $0.9 million recorded in the second quarter of 2020 related to COVID-19 pandemic response efforts, including additional cleaning and security protocol expenses, partially offset by the effect in the second quarter of 2019 of $0.4 million in write-downs of previously capitalized costs associated with changes in scope and requirements of a technology-related project.

• The effect in the second quarter of 2019 of a $0.6 million adjustment related to the reversal of previously-accrued amounts for local supervisory assessments, included as part of “Other” in the table above.

• A $0.3 million increase in professional fees, including a $1.8 million increase in outsourced technology fees, primarily associated with the platform used for the origination of SBA PPP loans, partially offset by a $0.9 million decrease in consulting and legal expenses, and a $0.6 million decrease in collection fees, appraisals and title-related matters.

• A $0.2 million increase in labor-related legal reserves, included as part of “Other” in the table above.

•

Non-interest expenses for the first six months of 2020 were $182.0 million, compared to $183.3 million for the same period in 2019. The $1.3 million decrease in non-interest expenses was principally attributable to:

• A $6.8 million decrease in losses from OREO operations, primarily related to a $5.2 million decrease in write-downs and losses on sales of OREO properties and $2.5 million decrease in OREO related operating expenses, primarily repairs, maintenance, taxes and security matters. These variances were partially offset by a $0.9 million decrease in income recognized from rental payments associated with OREO income-producing properties.

• A $1.7 million decrease in business promotion expenses, primarily related to a $1.2 million decrease in expenses incurred in advertising, marketing, public relations, and sponsorship activities, and a $0.4 million decrease in the cost of the credit card rewards program. Business promotion expenses in the first six months of 2020 included approximately $0.5 million of expenses related to communications with customers in response to the COVID-19 pandemic.

• A $0.4 million decrease in traveling and mileage expenses, included as part of “Other” in the table above.

• A $0.2 million decrease in the FDIC insurance premium expense, reflecting among other things, improved liquidity metrics.

Partially offset by:

• Merger and restructuring costs amounting to $3.7 million in connection with the pending acquisition of BSPR. These costs primarily included consulting, legal, and other pre-integration related efforts. The Corporation has incurred in over $15 million in expenses over the last four quarters in connection with this transaction.

• A $2.3 million increase in employees’ compensation and benefit, primarily related to the effect in the first quarter of 2019 of the $2.3 million expense recovery related to the employee retention benefit payment received by the Bank under the Disaster Tax Relief and Airport Extension Act and the expenses of $1.7 million recorded in the second quarter of 2020 in connection with bonuses paid to branch personnel and other essential employees for working during the pandemic, as well as employee-related expenses, such as expenses for the administration of COVID-19 tests and the purchase of personal protective equipment. These variances were partially offset by the $2.7 million increase in deferred loan origination costs in connection with the origination of SBA PPP loans, as well as increases of $0.6 million in stock-based compensation and $0.5 million in medical insurance expenses.

• A $1.8 million increase in professional service fees, reflecting a $3.2 million increase in outsourced technology fees, primarily related to efforts intended to enhance disaster recovery capabilities and costs incurred in connection with the platform used for the origination of SBA PPP loans, partially offset by a $0.7 million decrease in consulting and legal expenses and a $0.6 million decrease in collection fees, appraisals and title-related matters.

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

The Corporation has maintained an effective tax rate lower than the maximum statutory rate of 37.5% mainly by investing in government obligations and MBS exempt from U.S. and Puerto Rico income taxes and by doing business through an IBE unit of the Bank, and through the Bank’s subsidiary, FirstBank Overseas Corporation, whose interest income and gains on sales is exempt from Puerto Rico income taxation. The IBE unit and FirstBank Overseas Corporation were created under the International Banking Entity Act of Puerto Rico, which provides for total Puerto Rico tax exemption on net income derived by IBEs operating in Puerto Rico on the specific activities identified in the IBE Act. An IBE that operates as a unit of a bank pays income taxes at the corporate standard rates to the extent that the IBE’s net income exceeds 20% of the bank’s total net taxable income.

The CARES Act of 2020 includes several provisions to stimulate the U.S. economy in the midst of the COVID-19 pandemic. The CARES Act of 2020 includes tax provisions that temporarily modified the taxable income limitations for NOL usage to offset future taxable income, NOL carryback provisions and other related income and non-income based tax laws. The Corporation has evaluated such provisions and determined that the impact of the CARES Act of 2020 on the income tax provision and deferred tax assets as of June 30, 2020 was not significant.

For the second quarter and first six months of 2020, the Corporation recorded an income tax expense of $6.0 million and $3.1 million, respectively, compared to $18.0 million and $35.6 million, respectively, for the comparable periods in 2019. The decrease in the 2020 period reflects the effect of an income tax benefit of approximately $9.9 million and $29.9 million recorded in the second quarter and six-month period ended June 30, 2020, respectively, in connection with higher charges to the provision for credit losses for loans, finance leases and debt securities due to the effect of the COVID-19 pandemic on forecasted economic conditions.

For the quarter and six-month period ended June 30, 2020, the Corporation calculated the provision for income taxes by applying the estimated annual effective tax rate for the full fiscal year to ordinary income or loss. In the computation of the consolidated worldwide annual estimated effective tax rate, ASC Topic 740-270, “Income Taxes” (“ASC 740-270”), requires the exclusion of legal entities with pre-tax losses from which a tax benefit cannot be recognized. The Corporation’s estimated annual effective tax rate in the first six months of 2020, excluding entities from which a tax benefit cannot be recognized and discrete items, decreased to 25%, compared to 29% for the first six months of 2019, primarily due to a decreased taxable income proportionate to pre-tax income. The estimated annual effective tax rate, including all entities, for 2020 was 27% (27% excluding discrete items), compared to 29% for the first six months of 2019 (30% excluding discrete items).

On January 1, 2020, the Corporation increased its deferred tax assets by $31.3 million in connection with the transitional adjustment resulting from the adoption of the CECL accounting standard. The Corporation’s net deferred tax asset amounted to $306.2 million as of June 30, 2020, net of a valuation allowance of $87.3 million, and management concluded, based upon the assessment of all positive and negative evidence, that it was more likely than not that the Corporation will generate sufficient taxable income within the applicable NOL carry-forward periods to realize such amount. Due to the inherent uncertainties related to the extent and duration of the COVID-19 pandemic, there is no evidence that can be objectively verified at this time to affect the Corporation’s assessment about the ability to realize its deferred tax assets. The net deferred tax asset of the Corporation’s banking subsidiary, FirstBank, amounted to $306.0 million as of June 30, 2020, net of a valuation allowance of $50.8 million, compared to a net deferred tax asset of $264.8 million, net of a valuation allowance of $55.6 million, as of December 31, 2019. If completed, the acquisition of BSPR is expected to provide additional positive evidence in the Corporation’s assessment of the realization of the deferred tax asset.

In 2017, the Corporation completed a formal ownership change analysis within the meaning of Section 382 of the U.S. Internal Revenue Code (“Section 382”) covering a comprehensive period, and concluded that an ownership change had occurred during such period. The Section 382 limitation has resulted in higher U.S. and USVI income tax liabilities than we would have incurred in the absence of such limitation. The Corporation has mitigated to an extent the adverse effects associated with the Section 382 limitation since any such tax paid in the U.S. or USVI can be creditable against Puerto Rico tax liabilities or taken as a deduction against taxable income. However, our ability to reduce our Puerto Rico tax liability through such a credit or deduction depends on our tax profile at each annual taxable period, which is dependent on various factors. For the second quarter and six-month period ended June 30, 2020, the Corporation incurred an income tax expense of approximately $1.2 million and $2.2 million, respectively, related to its U.S. operations, compared to $1.2 million and $2.2 million, respectively, for the comparable periods in 2019. The limitation did not impact the USVI operations for the second quarter and six-month periods ended June 30, 2020 and 2019.

FINANCIAL CONDITION AND OPERATING DATA ANALYSIS

Assets

The Corporation’s total assets were $14.1 billion as of June 30, 2020, an increase of $1.5 billion from December 31, 2019. The increase was primarily related to a $657.4 million increase in cash and cash equivalents, attributable, among other things, to additional liquidity in connection with the growth in total deposits. In addition, there was an increase of $599.6 million in available-for-sale investment securities, driven by purchases of $1.1 billion of U.S. agencies MBS and bonds and a $54.6 million increase in fair value, partially offset by sales of $275.6 million of U.S. agencies MBS, approximately $125.3 million of U.S. agencies bonds that matured or were called prior to maturity during the first six months of 2020, and prepayments of $181.6 million of U.S. agencies MBS. Further, the total loan portfolio increased by $363.5 million during the first six months of 2020, mainly due to SBA PPP loans originated during the second quarter of 2020 and still outstanding as of June 30, 2020 in an aggregate amount equal to $359.6 million. These increases were partially offset by a $164.2 million increase in the ACL for loans and finance leases in connection with the cumulative effect of adopting ASC 326 on January 1, 2020 and the reserve build during the first half of 2020.

Loan Portfolio

The following table presents the composition of the Corporation’s loan portfolio, including loans held for sale, as of the dates indicated:

	June 30,	December 31,
	2020	2019
(In thousands)
Residential mortgage loans	$2,890,301	$2,933,773

Commercial loans:
Commercial mortgage loans	1,455,083	1,444,586
Construction loans	177,777	111,317
Commercial and Industrial loans	2,547,812	2,230,876
Total commercial loans	4,180,672	3,786,779
Consumer loans	2,295,243	2,281,653
Total loans held for investment	9,366,216	9,002,205

Less:
Allowance for credit losses for loans and finance leases	(319,297)	(155,139)
Total loans held for investment, net	$9,046,919	$8,847,066
Loans held for sale	38,986	39,477
Total loans, net	$9,085,905	$8,886,543

As of June 30, 2020, the Corporation’s total loan portfolio, before the allowance for credit losses, amounted to $9.4 billion, an increase of $363.5 million when compared to December 31, 2019. The increase consisted of increases of $211.4 million in the Puerto Rico region, $139.2 million in the Florida region, and $12.9 million in the Virgin Islands region. On a portfolio basis, the increase consisted of a $393.9 million growth in commercial and construction loans, including the SBA PPP loans with a book value of $359.6 million as of June 30, 2020, and a $13.6 million increase in consumer loans, partially offset by a $44.0 million decrease in residential mortgage loans.

The increase in total loans in the Puerto Rico region consisted of increases of $214.4 million and $19.3 million in commercial and construction and consumer loans, respectively, partially offset by a $22.3 million decrease in residential mortgage loans. The increase in commercial and construction loans includes SBA PPP loans originated during the second quarter of 2020 with a book value of $241.1 million as of June 30, 2020, partially offset by a $25.1 million decrease in the total balance of floor plan lines of credit. The increase in consumer loans was driven by new loan originations despite the disruptions caused by the COVID-19 pandemic in loan originations. The decrease in residential mortgage loans in the Puerto Rico region reflects collections, charge-offs, sales of loans held for sale, and approximately $4.3 million of foreclosures recorded in the first half of 2020, which exceeded the volume of residential mortgage loan originations held for investment. As of June 30, 2020, the residential mortgage loan portfolio in the Puerto Rico region includes $70.1 million of loans previously sold to GNMA that meet the GNMA’s specified delinquency criteria and are eligible for repurchase, compared to $35.6 million as of December 31, 2019. Under the GNMA program, the Corporation has the option but not the obligation to repurchase such loans. For accounting purposes, the loans subject to the repurchase option are required to be rebooked in the financial statements with a corresponding offsetting liability. As of the date hereof, the amount of draws from unfunded loan commitments has not increased significantly due to the COVID-19 pandemic.

The increase in total loans in the Florida region consisted of a $159.3 million increase in the balance of commercial and construction loans, including $90.9 million related to SBA PPP loans, partially offset by reductions of $13.1 million in residential mortgage loans and $7.0 million in consumer loans. In addition to SBA PPP loans, the increase in commercial and construction loans was driven by the origination of three large facilities individually in excess of $10 million and totaling $62.6 million.

The increase in total loans in the Virgin Islands region consisted of a $20.2 million increase in the balance of commercial and construction loans (including SBA PPP loans totaling $27.6 million) and a $1.2 million increase in consumer loans, partially offset by a reduction of $8.5 million in residential mortgage loans. The increase in commercial and construction loans resulting from the origination of SBA PPP loans was partially offset by repayments, including the payoff of a $2.0 million nonaccrual commercial mortgage loan.

As of June 30, 2020, the loans held for investment portfolio was comprised of commercial and construction loans (45%), residential real estate loans (31%), and consumer and finance leases (24%). Of the total gross loan portfolio held for investment of $9.4 billion as of June 30, 2020, the Corporation had credit risk concentration of approximately 73% in the Puerto Rico region, 22% in the United States region (mainly in the state of Florida), and 5% in the Virgin Islands region, as shown in the following table:

As of June 30, 2020	Puerto Rico	Virgin Islands	United States	Total
(In thousands)
Residential mortgage loans	$2,117,708	$222,581	$550,012	$2,890,301
Commercial mortgage loans	1,022,185	62,600	370,298	1,455,083
Construction loans	51,294	11,512	114,971	177,777
Commercial and Industrial loans	1,475,110	131,419	941,283	2,547,812
Total commercial loans	2,548,589	205,531	1,426,552	4,180,672
Consumer loans	2,210,510	51,163	33,570	2,295,243
Total loans held for investment, gross	$6,876,807	$479,275	$2,010,134	$9,366,216

Loans held for sale	30,525	-	8,461	38,986
Total loans, gross	$6,907,332	$479,275	$2,018,595	$9,405,202

As of December 31, 2019	Puerto Rico	Virgin Islands	United States	Total
(In thousands)
Residential mortgage loans	$2,136,818	$230,769	$566,186	$2,933,773
Commercial mortgage loans	1,012,523	67,377	364,686	1,444,586
Construction loans	36,102	12,144	63,071	111,317
Commercial and Industrial loans	1,285,594	105,819	839,463	2,230,876
Total commercial loans	2,334,219	185,340	1,267,220	3,786,779
Consumer loans	2,191,207	49,924	40,522	2,281,653
Total loans held for investment, gross	$6,662,244	$466,033	$1,873,928	$9,002,205

Loans held for sale	33,709	350	5,418	39,477
Total loans, gross	$6,695,953	$466,383	$1,879,346	$9,041,682

Residential Real Estate Loans

As of June 30, 2020, the Corporation’s residential mortgage loan portfolio held for investment decreased by $43.5 million, as compared to the balance as of December 31, 2019, reflecting reductions in all regions as principal repayments, charge-offs, and foreclosures exceeded the volume of residential mortgage loan originations. Consistent with the Corporation’s strategies, the residential mortgage loan portfolio held for investment decreased by $19.1 million in the Puerto Rico region, $16.2 million in the Florida region, and $8.2 million in the Virgin Islands region. Approximately 90% of the $133.9 million in residential mortgage loan originations in the Puerto Rico region during the first half of 2020 consisted of conforming loan originations and refinancings.

The majority of the Corporation’s outstanding balance of residential mortgage loans in Puerto Rico and the Virgin Islands consisted of fixed-rate loans that traditionally carry higher yields than residential mortgage loans in the Florida region. In the Florida region, approximately 57% of the residential mortgage loan portfolio consisted of hybrid adjustable-rate mortgages. In accordance with the Corporation’s underwriting guidelines, residential mortgage loans are primarily fully-documented loans, and the Corporation does not originate negative amortization loans.

Commercial and Construction Loans

As of June 30, 2020, the Corporation’s commercial and construction loan portfolio increased by $393.9 million to $4.2 billion, as compared to the balance as of December 31, 2019. As explained above, the increase in the Puerto Rico region of $214.4 million includes SBA PPP loans originated during the second quarter of 2020 with a book value of $241.1 million as of June 30, 2020, partially offset by a $25.1 million decrease in the total balance of floor plan lines of credit. In the Florida region, commercial and construction loans increased by $159.3 million, including $90.9 million related to SBA PPP loans and the origination of three large facilities individually in excess of $10 million and totaling $62.6 million. The commercial and construction loan portfolio in the Virgin Islands region increased by $20.2 million, including SBA PPP loans totaling $27.6 million, partially offset by repayments, including the payoff of a $2.0 million nonaccrual commercial mortgage loan.

As of June 30, 2020, the Corporation had $56.9 million outstanding in loans extended to the Puerto Rico government, its municipalities and public corporations, compared to $57.7 million as of December 31, 2019. Approximately $43.0 million of the outstanding loans as of June 30, 2020 consisted of loans extended to municipalities in Puerto Rico, which in most cases are supported by assigned property tax revenues. The vast majority of revenues of the municipalities to which the Corporation has extended loans are independent of the Puerto Rico central government. These municipalities are required by law to levy special property taxes in such amounts as are required for the payment of all of their respective general obligation bonds and notes. Late in 2015, the Government Development Bank for Puerto Rico (“GDB”) and the Municipal Revenue Collection Center (“CRIM”) signed and perfected a deed of trust. Through this deed, the Puerto Rico Fiscal Agency and Financial Advisory Authority, as fiduciary, is bound to keep the CRIM funds separate from any other deposits and must distribute the funds pursuant to applicable law. The CRIM funds are deposited at another commercial depository financial institution in Puerto Rico. In addition to loans extended to municipalities, the Corporation’s loan exposure to the Puerto Rico government as of June 30, 2020 included $13.9 million in loans granted to an affiliate of the Puerto Rico Electric Power Authority (“PREPA”).

The Corporation also has credit exposure to USVI government entities. As of June 30, 2020, the Corporation had $63.6 million in loans to USVI government instrumentalities and public corporations, compared to $64.1 million as of December 31, 2019. Of the amount outstanding as of June 30, 2020, public corporations of the USVI owed approximately $40.4 million and an independent instrumentality of the USVI government owed approximately $23.2 million. As of June 30, 2020, all loans were currently performing and up to date on principal and interest payments.

As of June 30, 2020, the Corporation’s total exposure to shared national credit (“SNC”) loans (including unused commitments) amounted to $818.3 million, compared to $820.4 million as of December 31, 2019. As of June 30, 2020, approximately $150.8 million of the SNC exposure related to the portfolio in Puerto Rico and $667.5 million related to the portfolio in the Florida region.

The composition of the Corporationʼs construction loan portfolio held for investment as of June 30, 2020 and December 31, 2019 by category and geographic location follows:

As of June 30, 2020
	Puerto Rico	Virgin Islands	United States	Total
(In thousands)
Loans for residential housing projects:
Mid-rise (1)	$504	$956	$-	$1,460
Single-family, detached	7,387	706	5,995	14,088
Total for residential housing projects	7,891	1,662	5,995	15,548
Construction loans to individuals secured by residential properties	48	-	-	48
Loans for commercial projects	30,976	8,475	107,089	146,540
Land loans - residential	7,162	1,375	1,887	10,424
Land loans - commercial	5,217	-	-	5,217
Total construction loan portfolio, gross	51,294	11,512	114,971	177,777
Allowance for credit losses	(4,523)	(413)	(2,864)	(7,800)
Total construction loan portfolio, net	$46,771	$11,099	$112,107	$169,977

(1) Mid-rise relates to buildings of up to 7 stories.

As of December 31, 2019
	Puerto Rico	Virgin Islands	United States	Total
(In thousands)
Loans for residential housing projects:
Mid-rise (1)	$514	$956	$-	$1,470
Single-family, detached	246	797	6,267	7,310
Total for residential housing projects	760	1,753	6,267	8,780
Construction loans to individuals secured by residential properties	48	473	-	521
Loans for commercial projects	22,827	8,160	54,536	85,523
Land loans - residential	7,193	1,758	2,268	11,219
Land loans - commercial	5,274	-	-	5,274
Total construction loan portfolio, gross	36,102	12,144	63,071	111,317
Allowance for credit losses	(1,706)	(655)	(9)	(2,370)
Total construction loan portfolio, net	$34,396	$11,489	$63,062	$108,947

(1) Mid-rise relates to buildings of up to 7 stories.

The following table presents further information related to the Corporation’s construction portfolio as of and for the six-month period ended June 30, 2020:

(Dollars in thousands)
Total undisbursed funds under existing commitments	$179,048
Construction loans held for investment in nonaccrual status	$9,574
Net charge-offs - Construction loans	$(30)
Allowance for credit losses - Construction loans	$7,800
Nonaccrual construction loans to total construction loans	5.39%
Allowance for credit losses of construction loans to total construction loans held for investment	4.39%
Net charge-offs (annualized) to total average construction loans	0.04%

Consumer Loans and Finance Leases

As of June 30, 2020, the Corporation’s consumer loan and finance lease portfolio increased by $13.6 million to $2.3 billion, as compared to the portfolio balance as of December 31, 2019. The increase primarily reflects increases in auto loans and finance leases, which increased by $35.0 million and $24.3 million, respectively, partially offset by reductions in credit card loans and personal loans of $26.2 million and $16.3 million, respectively. The increase in consumer loans was driven by new loan originations, despite disruptions caused by quarantines and lockdowns of non-essential businesses in connection with the COVID-19 pandemic, which in Puerto Rico were imposed in mid-March.

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

The following table provides a breakdown of First BanCorp.’s loan production, including purchases, refinancings, renewals and draws from existing revolving and nonrevolving commitments, for the periods indicated:

	Quarter Ended June 30,		Six-Month Period Ended June 30,
	2020	2019	2020	2019
(In thousands)

Residential mortgage	$114,579	$126,076	$194,588	$241,280
Commercial mortgage	5,230	33,619	121,062	96,008
Commercial and Industrial	669,732	457,661	1,028,207	922,006
Construction	22,631	18,868	73,246	28,916
Consumer	149,862	351,710	431,889	670,431
Total loan production	$962,034	$987,934	$1,848,992	$1,958,641

The beginning of the first quarter of 2020 was characterized by favorable market conditions. However, in March 2020, the spread of COVID-19 caused a sharp contraction in economic activity and high levels of volatility across most financial markets and continues to affect how individuals interact and how businesses and governments operate. During the quarter and six-month period ended June 30, 2020, total loan originations, including purchases, refinancings, and draws from existing revolving and non-revolving commitments, amounted to approximately $962.0 million and $1.8 billion, respectively, compared to $987.9 million and $2.0 billion, respectively, for the comparable periods in 2019.

Residential mortgage loan originations and purchases for the quarter and six-month period ended June 30, 2020 amounted to $114.6 million and $194.6 million, respectively, compared to $126.1 million and $241.3 million for the comparable periods in 2019. These statistics include purchases from mortgage bankers of $0.8 million for the six-month period ended June 30, 2020, and $5.1 million and $9.3 million for the quarter and six-month period ended June 30, 2019, respectively. There were no purchases from mortgage bankers during the second quarter of 2020. The decrease in residential mortgage loan originations and purchases of $11.5 million in the second quarter of 2020, as compared to the same period of 2019, reflects a decline of approximately $25.6 million in the Puerto Rico region, partially offset by increases of $13.2 million and $0.9 million in the Florida and Virgin Islands regions, respectively. For the six-month period ended June 30, 2020, the decrease consisted of a reduction of $59.8 million in the Puerto Rico region, partially offset by increases of $10.2 million and $2.9 million in Florida and the Virgin Islands regions, respectively. The decrease in the Puerto Rico region reflects disruptions in the loan underwriting and closing processes caused by the lockdown related to the COVID-19 pandemic that was implemented in Puerto Rico on March 16, 2020. The real estate sector of the economy in Puerto Rico reopened in mid-May and approximately 63%, or $46.5 million, of the total residential mortgage loan originations of the second quarter was originated in the month of June. The $46.5 million volume of loan originations in the month of June was above the monthly average of residential mortgage loan originations of $33 million during 2019, and reflects a higher volume of refinancings due to the lower mortgage loan interest rate environment.

Commercial and construction loan originations (excluding government loans) for the second quarters of 2020 and 2019 amounted to $695.7 million and $508.3 million, respectively, while the originations for the six-month periods ended June 30, 2020 and 2019 amounted to $1.2 billion and $1.0 billion, respectively. The increase in the second quarter of 2020, compared to the same period in 2019, reflects increases of approximately $75.7 million, $83.6 million and $28.1 million in the Puerto Rico, Florida, and Virgin Islands regions, respectively, driven by SBA PPP loan originations. For the six-month period ended June 30, 2020, the increase of $180.9 million, compared to the same period in 2019, reflects increases of $93.1 million, $66.2 million, and $21.6 million in the Puerto Rico, Florida, and the Virgin Islands regions, respectively. The increase in commercial and construction loans was driven by the originations of $375.2 million of SBA PPP loans originated during the second quarter of 2020. These originations consisted of $252.0 million in the Puerto Rico region, $93.5 million in the Florida region, and $29.7 million in the Virgin Islands region. Non-SBA PPP commercial and construction loan originations during the second quarter and first six months of 2020 decreased by $187.8 million and $194.3 million, compared to the same periods in 2019, affected by disruptions caused by the COVID-19 pandemic.

Government loan originations for the quarter and six-month period ended June 30, 2020 amounted to $1.9 million and $2.4 million, respectively, compared to $1.9 million and $7.7 million, respectively, for the comparable periods in 2019. Government loan originations in each of those periods were mainly related to the utilization of an arranged overdraft line of credit of a government entity in the Virgin Islands region.

Originations of auto loans (including finance leases) for the quarter and six-month period ended June 30, 2020 amounted to $79.9 million and $231.2 million, respectively, compared to $172.2 million and $336.1 million, respectively, for the comparable periods in 2019. The decreases were primarily reflected in the Puerto Rico region, which had decreases of $92.3 million and $104.9 million for the quarter and six-month period ended June 30, 2020, respectively, compared to the same periods in 2019. Notwithstanding the decrease in loan originations, as compared to 2019 periods, originations of auto loans and finance leases picked up in the month of June after the re-opening of the auto retail industry, with originations over $40 million and $15 million, respectively, which are volumes consistent with pre-COVID-19 pandemic levels. Personal loan originations, other than credit cards, for the quarter and six-month period ended June 30, 2020 amounted to $10.7 million and $57.2 million, respectively, compared to $77.0 million and $142.6 million, respectively, for the comparable periods in 2019. Most of the decrease in personal loan originations for the quarter and six-month period ended June 30, 2020, as compared with the same periods in 2019, was in the Puerto Rico region, which was significantly affected by quarantines and lockdowns of non-essential businesses in connection with the COVID-19 pandemic. The utilization activity on the outstanding credit card portfolio for the quarter and six-month period ended June 30, 2020 amounted to approximately $59.2 million and $143.5 million, respectively, compared to $102.5 million and $191.8 million, respectively, for the comparable periods in 2019.

Investment Activities

As part of its liquidity, revenue diversification and interest rate risk strategies, First BanCorp. maintains an investment portfolio that is classified as available for sale or held to maturity. The Corporation’s total available-for-sale investment securities portfolio as of June 30, 2020 amounted to $2.7 billion, a $599.6 million increase from December 31, 2019. The increase was mainly driven by the aforementioned purchases of $1.1 billion of U.S. agencies MBS and bonds and the $54.6 million increase in fair value, partially offset by sales of $275.6 million of U.S. agencies MBS, approximately $125.3 million of U.S. agencies bonds that matured or were called prior to maturity during the first six months of 2020, and prepayments of $181.6 million of U.S. agencies MBS. Given the stimulus actions being taken by the federal government to contain the economic effects of the COVID-19 pandemic, market interest rates remain at low levels, which may trigger accelerated exercises of call options and prepayment rights on investments securities in the future. These risks are directly linked to future period market interest rate fluctuations.

As of June 30, 2020, approximately 99% of the Corporation’s available-for-sale securities portfolio was invested in U.S. government and agencies debentures and fixed-rate GSEs MBS (mainly GNMA, FNMA and FHLMC fixed-rate securities). In addition, as of June 30, 2020, the Corporation owned bonds of the PRHFA, classified as available for sale, in the aggregate amount of $8.1 million (fair value - $7.2 million). Approximately $4.1 million (fair value - $3.0 million) of these bonds consisted of a residential pass-through MBS issued by the PRHFA that is collateralized by second mortgages originated under a program launched by the Puerto Rico government in 2010. During the second quarter of 2020, the Corporation established an allowance for credit losses of $0.3 million related to such pass-through MBS issued by the PRHFA based on the result of a risk-adjusted discounted cash flow analysis that took into consideration the current performance of the underlying mortgage loans and the deteriorating forecasted economic conditions due to the COVID-19 pandemic.

As of June 30, 2020, the Corporation’s held-to-maturity investment securities portfolio, before the ACL, amounted to $138.5 million, down $0.1 million from December 31, 2019. Upon adoption of CECL on January 1, 2020, the Corporation recognized an ACL for held-to-maturity debt securities of approximately $8.1 million, as a cumulative effect adjustment from a change in accounting policy, with a corresponding decrease in beginning retained earnings, net of applicable income taxes. As of June 30, 2020, the ACL for held-to-maturity debt securities was $9.3 million, including the $8.1 million effect of adopting CECL and a $1.1 million charge to the provision recorded in the first six months of 2020. Held-to-maturity investment securities consisted of financing arrangements with Puerto Rico municipalities issued in bond form, which the Corporation accounts for as securities, but which were underwritten as loans with features that are typically found in commercial loans. These obligations typically are not issued in bearer form, are not registered with the SEC, and are not rated by external credit agencies. These bonds have seniority to the payment of operating costs and expenses of the municipality and are supported by assigned property tax revenues. Approximately 70% of the Corporation’s municipality bonds consisted of obligations issued by three of the largest municipalities in Puerto Rico. The municipalities are required by law to levy special property taxes in such amounts as are required for the payment of all of their respective general obligation bonds and loans. The increase in the ACL during the first six months of 2020 primarily reflects the effect of the deteriorating economic outlook due to the COVID-19 pandemic on the macroeconomic variables considered for the determination of the ACL. Given the uncertainties as to effects that the negative fiscal position of the Puerto Rico central government, the COVID-19 pandemic, and the measures taken, or to be taken, by other government entities may have on municipalities, the Corporation cannot be certain whether future charges to the ACL on these securities will be required.

See “Risk Management – Exposure to Puerto Rico Government” below for information and details about the Corporation’s total direct exposure to the Puerto Rico government, including municipalities.

The following table presents the carrying value of investments as of the indicated dates:

	June 30,	December 31,
	2020	2019
(In thousands)

Money market investments	$97,692	$97,708

Investment securities available for sale, at fair value:
U.S. government and agencies obligations	641,038	332,199
Puerto Rico government obligations	7,217	7,322
MBS	2,074,416	1,783,504
Other	500	500
Total investment securities available for sale, at fair value	2,723,171	2,123,525

Investment securities held-to-maturity, at amortized cost:
Puerto Rico municipal bonds	138,533	138,675
Allowance for credit losses for held-to-maturity debt securities	(9,268)	-
	129,265	138,675

Equity securities, including $30.5 million and $34.1 million of FHLB stock,
as of June 30, 2020 and December 31, 2019, respectively	36,262	38,249
Total money market investments and investment securities	$2,986,390	$2,398,157

MBS as of June 30, 2020 and December 31, 2019 consisted of:

	June 30,	December 31,
(In thousands)	2020	2019

Available for sale:
FHLMC certificates	$585,571	$509,210
GNMA certificates	449,787	312,882
FNMA certificates	848,801	869,417
Collateralized mortgage obligations issued or guaranteed
by FHLMC, FNMA or GNMA	181,067	80,879
Private label MBS	9,190	11,116
Total MBS	$2,074,416	$1,783,504

The carrying values of investment securities classified as available for sale and held to maturity as of June 30, 2020 by contractual maturity (excluding MBS) are shown below:

	Carrying	Weighted
(Dollars in thousands)	Amount	Average Yield %

U.S. government and agencies obligations
Due within one year	$79,387	1.49
Due after one year through five years	396,355	1.22
Due after five years through ten years	142,850	1.67
Due after ten years	22,446	0.65
	641,038	1.33

Puerto Rico government and municipalities obligations
Due within one year	321	5.38
Due after one year through five years	8,122	4.87
Due after five years through ten years	60,775	5.26
Due after ten years	76,532	4.91
	145,750	5.06

Other Investment Securities
Due after one year through five years	500	2.96
Total	787,288	2.03

MBS	2,074,416	2.32
Allowance for credit losses on held-to-maturity debt securities	(9,268)	-
Total investment securities available for sale and held to maturity	$2,852,436	2.24

Net interest income of future periods could be affected by prepayments of MBS. Any acceleration in the prepayments of MBS would lower yields on these securities, since the amortization of premiums paid upon acquisition of these securities would accelerate. Conversely, acceleration of the prepayments of MBS would increase yields on securities purchased at a discount, since the amortization of the discount would accelerate. These risks are directly linked to future period market interest rate fluctuations. Also, net interest income in future periods might be affected by the Corporation’s investment in callable securities. As of June 30, 2020, the Corporation had approximately $504.8 million in debt securities (U.S. agencies and Puerto Rico government securities) with embedded calls, which were primarily purchased at par or at a discount and with an average yield of 1.33%. See “Risk Management” below for further analysis of the effects of changing interest rates on the Corporation’s net interest income and the Corporation’s interest rate risk management strategies. Also refer to Note 5, – Investment Securities, to the accompanying unaudited consolidated financial statements for additional information regarding the Corporation’s investment portfolio.

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

The Corporation manages liquidity at two levels. The first is the liquidity of the parent company, which is the holding company that owns the banking and non-banking subsidiaries. The second is the liquidity of the banking subsidiary. During the first six months of 2020, the Corporation continued to pay quarterly interest payments on the subordinated debentures associated with its trust preferred securities (“TRuPs”), the monthly dividend income on its non-cumulative perpetual monthly income preferred stock, and quarterly dividends on its common stock.

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

The Corporation develops and maintains contingency funding plans. These plans evaluate the Corporation’s liquidity position under various operating circumstances and are designed to help ensure that the Corporation will be able to operate through periods of stress when access to normal sources of funds is constrained. The plans project funding requirements during a potential period of stress, specify and quantify sources of liquidity, outline actions and procedures for effectively managing liquidity through a difficult period, and define roles and responsibilities for the Corporation’s employees. Under the contingency funding plans, the Corporation stresses the balance sheet and the liquidity position to critical levels that mimic difficulties in generating funds or even maintaining the current funding position of the Corporation and the Bank and are designed to help ensure the ability of the Corporation and the Bank to honor their respective commitments. The Corporation has established liquidity triggers that the MIALCO monitors in order to maintain the ordinary funding of the banking business. The MIALCO developed contingency funding plans for the following three scenarios: a credit rating downgrade, an economic cycle downturn event, and a concentration event. The Board of Directors’ Asset and Liability Committee reviews and approves these plans on an annual basis.

The Corporation manages its liquidity in a proactive manner and in an effort to maintain a sound liquidity position. It uses multiple measures to monitor the liquidity position, including core liquidity, basic liquidity, and time-based reserve measures. As of June 30, 2020, the estimated core liquidity reserve (which includes cash and free liquid assets) was $3.0 billion, or 21.0% of total assets, compared to $2.0 billion, or 15.8% of total assets, as of December 31, 2019. The basic liquidity ratio (which adds available secured lines of credit to the core liquidity) was approximately 23.7% of total assets, compared to 20.1% of total assets as of December 31, 2019. As of June 30, 2020, the Corporation had $386.4 million available for additional credit from the FHLB. Unpledged liquid securities, mainly fixed-rate MBS and U.S. agency debentures, amounted to approximately $1.7 billion as of June 30, 2020. The Corporation does not rely on uncommitted inter-bank lines of credit (federal funds lines) to fund its operations and does not include them in the basic liquidity measure. As of June 30, 2020, the holding company had $21.8 million of cash and cash equivalents. Cash and cash equivalents at the Bank level as of June 30, 2020 were approximately $1.3 billion. The Bank had $363.4 million in brokered CDs as of June 30, 2020, of which approximately $225.9 million mature over the next twelve months. In addition, the Corporation had non-maturity brokered deposits totalling $247.2 million as of June 30, 2020. Liquidity at the Bank level is highly dependent on bank deposits, which fund 76% of the Bank’s assets (or 74% excluding brokered deposits).

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

As of June 30, 2020, the amount of brokered CDs had decreased by $71.7 million to $363.4 million from brokered CDs of $435.1 million as of December 31, 2019. Non-maturity brokered deposits, such as a money market account maintained by a deposit broker, increased in the first half of 2020 by $124.8 million to $247.2 million as of June 30, 2020. Consistent with its strategy, the Corporation has been seeking to add core deposits. As of June 30, 2020, the Corporation’s deposits, excluding brokered deposits and government deposits, increased by $1.1 billion to $8.9 billion, as further discussed below.

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

The Corporation’s principal sources of funding are:

Brokered deposits – Historically, a large portion of the Corporation’s funding has been brokered CDs issued by FirstBank. Total brokered CDs decreased during the first half of 2020 by $71.7 million to $363.4 million as of June 30, 2020.

The average remaining term to maturity of the brokered CDs outstanding as of June 30, 2020 was approximately 1.1 year.

The use of brokered CDs has historically been an important source of funding for the Corporation. The Corporation encounters intense competition in attracting and retaining regular retail deposits in Puerto Rico. The brokered CD market is very competitive and liquid, and has enabled the Corporation to obtain substantial amounts of funding in short periods of time. This strategy has enhanced the Corporation’s liquidity position, since brokered CDs are insured by the FDIC up to regulatory limits and can be obtained faster than regular retail deposits. In addition, the Corporation may obtain funds from brokers deposited in non-maturity money market accounts tied to the one-month LIBOR index. Non-maturity brokered deposits increased by $124.8 million in the first half of 2020 to $247.2 million as of June 30, 2020.

The following table presents contractual maturities of time deposits with denominations of $100,000 or higher as of June 30, 2020:

Total
(In thousands)

Three months or less	$418,439
Over three months to six months	397,642
Over six months to one year	626,740
Over one year	877,867
Total	$2,320,688

CDs in denominations of $100,000 or higher include brokered CDs in the amount of $363.2 million issued to deposit brokers in the form of large CDs that are generally participated out by brokers in amounts of less than the FDIC insurance limit.

Government deposits – As of June 30, 2020, the Corporation had $920.1 million of Puerto Rico public sector deposits ($794.9 million in transactional accounts and $125.2 million in time deposits), compared to $826.9 million as of December 31, 2019. Approximately 30% is from municipalities and municipal agencies in Puerto Rico and 70% is from public corporations and the central government and agencies.

In addition, as of June 30, 2020, the Corporation had $289.0 million of government deposits in the Virgin Islands region (December 31, 2019 - $227.7 million) and $8.5 million in the Florida region (December 31, 2019 - $7.6 million).

Retail deposits – The Corporation’s deposit products also include regular savings accounts, demand deposit accounts, money market accounts and retail CDs. Total deposits, excluding brokered deposits and government deposits, increased by $1.1 billion to $8.9 billion from a balance of $7.7 billion as of December 31, 2019, reflecting increases of $1.1 billion and $47.4 million in the Puerto Rico and Virgin Islands regions, respectively, partially offset by a $20.7 million decrease in the Florida region. The most significant increases were in demand deposits, which grew by 28%, or $874.1 million, and saving deposits, which grew by 12%, or $246.7 million, which in part reflect the payments received by individuals and commercial customers from government stimulus packages intended to mitigate the effects of the COVID-19 pandemic, as well as the effects of the payment deferral programs and reductions in consumer spending. The decrease in the Florida region was primarily reflected in retail time deposits.

Refer to “Net Interest Income” above for information about average balances of interest-bearing deposits, and the average interest rate paid on deposits for the quarter and six-month periods ended June 30, 2020 and 2019.

Securities sold under agreements to repurchase - The Corporation’s investment portfolio is funded in part with repurchase agreements. The Corporation’s outstanding securities sold under repurchase agreements amounted to $300 million as of June 30, 2020 and December 31, 2019. One of the Corporation’s strategies has been the use of structured repurchase agreements and long-term repurchase agreements to reduce liquidity risk and manage exposure to interest rate risk by lengthening the final maturities of its liabilities while keeping funding costs at reasonable levels. In addition to these repurchase agreements, the Corporation has been able to maintain access to credit by using cost-effective sources such as FHLB advances. See Note 18, Securities Sold Under Agreements To Repurchase, in the accompanying unaudited consolidated financial statements for further details about repurchase agreements outstanding by counterparty and maturities.

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

Advances from the FHLB – The Bank is a member of the FHLB system and obtains advances to fund its operations under a collateral agreement with the FHLB that requires the Bank to maintain qualifying mortgages and/or investments as collateral for advances. As of June 30, 2020, and December 31, 2019, the outstanding balance of FHLB advances, which were primarily long-term fixed-rate advances, was $490.0 million and $570.0 million, respectively. During the first six months of 2020, the Corporation repaid $45.0 million of maturing long-term FHLB advances, which were carried at an average cost of 1.87%, and $35.0 million in short-term FHLB advances, which were carried at a cost of 1.83%. As of June 30, 2020, the Corporation had $386.4 million available for additional credit on FHLB lines of credit.

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

The subordinated debentures are presented in the Corporation’s consolidated statements of financial condition as other borrowings. The variable-rate TRuPs are fully and unconditionally guaranteed by the Corporation. The $100 million junior subordinated deferrable debentures issued by the Corporation in April 2004 and the $125 million issued in September 2004 mature on June 17, 2034 and September 20, 2034, respectively; however, under certain circumstances, the maturity of the subordinated debentures may be shortened (such shortening would result in a mandatory redemption of the variable-rate TRuPs). The Collins Amendment of the Dodd-Frank Act eliminated certain TRuPs from Tier 1 Capital. Bank holding companies, such as the Corporation, were required to fully phase out these instruments from Tier I capital by January 1, 2016; however, they may remain in Tier 2 capital until the instruments are redeemed or mature.

As of each of June 30, 2020 and December 31, 2019, the Corporation had subordinated debentures outstanding in the aggregate amount of $184.2 million. As of June 30, 2020, the Corporation was current on all interest payments due related to its subordinated debentures.

Other Sources of Funds and Liquidity - The Corporation’s principal uses of funds are for the origination of loans and the repayment of maturing deposits and borrowings. In connection with its mortgage banking activities, the Corporation has invested in technology and personnel to enhance the Corporation’s secondary mortgage market capabilities.

The enhanced capabilities improve the Corporation’s liquidity profile as they allow the Corporation to derive liquidity, if needed, from the sale of mortgage loans in the secondary market. The U.S. (including Puerto Rico) secondary mortgage market is still highly-liquid, in large part because of the sale of mortgages through guarantee programs of the FHA, VA, U.S. Department of Housing and Urban Development (“HUD”), FNMA and FHLMC. During the first half of 2020, the Corporation sold approximately $84.9 million of FHA/VA mortgage loans to GNMA, which packages them into MBS.

In addition, the FED has taken several steps to promote economic and financial stability in response to the significant economic disruption caused by the COVID-19 pandemic. These actions are intended to stimulate economic activity by reducing interest rates and provide liquidity to financial markets so that participants have access to needed funding. During the first half of 2020, the federal funds target rate was lowered to a range of 0% to 0.25%, making the FED Discount Window Program a viable source of funding for the Corporation given the highly-volatile market conditions. Although currently not in use, as of June 30, 2020, the Corporation had approximately $997.1 million available for funding under this program. As an SBA-qualified PPP lender, the Bank is eligible to borrow under the Paycheck Protection Program Liquidity Facility by pledging SBA PPP loans. The Corporation is not currently participating in this program.

Furthermore, other potential sources of short-term funding for the Corporation, currently not in use, include commercial paper and federal funds purchased. Lastly, in previous years, the Corporation entered into several financing transactions to diversify its funding sources, including the issuance of notes payable and, as noted above, junior subordinated debentures, as part of its longer-term liquidity and capital management activities.

Effect of Credit Ratings on Access to Liquidity

The Corporation’s liquidity is contingent upon its ability to obtain external sources of funding to finance its operations. The Corporation’s current credit ratings and any downgrade in credit ratings can hinder the Corporation’s access to new forms of external funding and/or cause external funding to be more expensive, which could, in turn, adversely affect its results of operations. Also, changes in credit ratings may further affect the fair value of unsecured derivatives whose value takes into account the Corporation’s own credit risk.

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

Cash Flows

Cash and cash equivalents were $1.3 billion as of June 30, 2020, an increase of $657.4 million when compared to the balance as of December 31, 2019. The following discussion highlights the major activities and transactions that affected the Corporation’s cash flows during the first six months of 2020 and 2019.

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

For the first six months of 2020 and 2019, net cash provided by operating activities was $122.4 million and $157.1 million, respectively. Net cash generated from operating activities was higher than reported net income, largely as a result of adjustments for items such as the provision for credit losses, depreciation and amortization, as well as the cash generated from sales of loans held for sale.

Cash Flows from Investing Activities

The Corporation’s investing activities primarily relate to originating loans to be held for investment, as well as purchasing, selling and repaying available-for-sale and held-to-maturity investment securities. For the six-month period ended June 30, 2020, net cash used in investing activities was $905.3 million, primarily due to purchases of U.S. agencies MBS and bonds, and the funding of commercial and consumer loan originations, partially offset by principal collected on loans and U.S. agencies MBS prepayments, as well as proceeds from U.S. agencies bonds called prior to maturity.

For the six-month period ended June 30, 2019, net cash used in investing activities was $132.6 million, primarily due to the funding of commercial and consumer loan originations, partially offset by principal collected on loans and U.S. agency MBS prepayments.

Cash Flows from Financing Activities

The Corporation’s financing activities primarily include the receipt of deposits and the issuance of brokered CDs, the issuance of and payments on long-term debt, the issuance of equity instruments and activities related to its short-term funding. For the first six months of 2020, net cash provided by financing activities was $1.4 billion, mainly reflecting an increase in non-brokered deposits, and proceeds from the early cancellation of long-term reverse repurchase agreements that were previously offset against variable-rate repurchase agreements in the 2019 consolidated statement of financial condition, partially offset by dividends paid on common and preferred stock.

For the first six months of 2019, net cash provided by financing activities was $129.6 million, mainly reflecting an increase in non-brokered and government deposits, partially offset by the repayment of a matured short-term repurchase agreement in the amount of $50.1 million and dividends paid on common and preferred stock.

Capital

As of June 30, 2020, the Corporation’s stockholders’ equity was $2.2 billion, a decrease of $13.2 million from December 31, 2019. The decrease was driven by the $62.3 million transition adjustment related to the adoption of CECL recorded against beginning retained earnings, and common and preferred stock dividends declared in the first six months of 2020 totaling $23.2 million, partially offset by the earnings generated in the first half of 2020, and an increase of approximately $46.5 million in other comprehensive income related to changes in the fair value of available-for-sale investment securities. The Corporation intends to continue to pay monthly dividend payments on the preferred stock and quarterly dividends on common stock. The Corporation’s common stock and other stock dividends, including the declaration, timing and amount, remain subject to the consideration and approval by the Corporation’s Board of Directors at the relevant times.

Set forth below are First BanCorp.’s and FirstBank’s regulatory capital ratios as of June 30, 2020 and December 31, 2019:

		Banking Subsidiary
	First BanCorp. (1)	FirstBank (1)	To be well capitalized thresholds

As of June 30, 2020
Total capital ratio (Total capital to risk-weighted assets)	25.08%	24.59%	10.00%
Common Equity Tier 1 capital ratio
(Common equity Tier 1 capital to risk-weighted assets)	21.52%	20.02%	6.50%
Tier 1 capital ratio (Tier 1 capital to risk-weighted assets)	21.90%	23.32%	8.00%
Leverage ratio	15.23%	16.23%	5.00%

(1) As permitted by the regulatory capital framework, the Corporation elected to delay for two years the day-one impact related to the adoption of CECL on January 1, 2020 plus 25% of the change in the ACL from January 1, 2020 to December 31, 2021. Such effects, will be phased in at 25% per year beginning on January 1, 2022.

		Banking Subsidiary
	First BanCorp.	FirstBank	To be well capitalized thresholds

As of December 31, 2019
Total capital ratio (Total capital to risk-weighted assets)	25.22%	24.74%	10.00%
Common Equity Tier 1 capital ratio
(Common equity Tier 1 capital to risk-weighted assets)	21.60%	20.09%	6.50%
Tier 1 capital ratio (Tier 1 capital to risk-weighted assets)	22.00%	23.49%	8.00%
Leverage ratio	16.15%	17.26%	5.00%

The Corporation and FirstBank compute risk-weighted assets using the standardized approach required by U.S. Basel III capital rules (“Basel III rules”). The Basel III rules require the Corporation to maintain an additional capital conservation buffer of 2.5% of additional Common Equity Tier 1 Capital (“CET1”) to avoid limitations on both (i) capital distributions (e.g., repurchases of capital instruments, dividends and interest payments on capital instruments), and (ii) discretionary bonus payments to executive officers and heads of major business lines.

Under the Basel III rules, in order to be considered adequately capitalized and not subject to the above noted limitations, the Corporation is required to maintain: (i) a minimum CET1 capital to risk-weighted assets ratio of at least 4.5%, plus the 2.5% “capital conservation buffer,” resulting in a required minimum CET1 ratio of at least 7%; (ii) a minimum ratio of total Tier 1 capital to risk-weighted assets of at least 6.0%, plus the 2.5% capital conservation buffer, resulting in a required minimum Tier 1 capital ratio of 8.5%; (iii) a minimum ratio of total Tier 1 plus Tier 2 capital to risk-weighted assets of at least 8.0%, plus the 2.5% capital conservation buffer, resulting in a required minimum total capital ratio of 10.5%; and (iv) a required minimum leverage ratio of 4%, calculated as the ratio of Tier 1 capital to average on-balance sheet (non-risk adjusted) assets.

In addition, as required under the Basel III rules, the Corporation’s TRuPs were fully phased-out from Tier 1 capital as of January 1, 2016. However, the Corporation’s TRuPs may continue to be included in Tier 2 capital until the instruments are redeemed or mature.

On July 9, 2019, the Federal Reserve, Federal Deposit Insurance Corporation and Office of the Comptroller of the Currency (collectively “the agencies”) adopted a final rule that supersedes regulatory capital transition rules and eliminates the transition provisions that are no longer operative. The final rule was effective on April 1, 2020, and eliminated: (i) the 10% CET1 capital deduction threshold, which applies individually to holdings of mortgage servicing assets, temporary difference deferred tax assets, and significant investments in the capital of unconsolidated financial institutions in the form of common stock; (ii) the 15% CET1 capital deduction threshold, which applies to the aggregate amount of such items; (iii) the 10% threshold for non-significant investments, which applies to holdings of regulatory capital of unconsolidated financial institutions; and (iv) the deduction treatment for significant investments in the capital of unconsolidated financial institutions that are not in the form of common stock. Instead, the final rule requires non-advanced approaches banking organizations to deduct from CET1 capital any amount of mortgage servicing assets, temporary difference deferred tax assets, and investments in the capital of unconsolidated financial institutions that individually exceeds 25% of CET1 capital of the banking organization (the 25% CET1 capital deduction threshold). The final rule retains the requirement that increased from 100% to 250% the risk-weighting of non-deducted mortgage servicing assets and temporary difference deferred tax assets.

As part of its response to the impact of COVID-19, on March 31, 2020, the agencies issued an interim final rule that provided the option to temporarily delay the effects of CECL on regulatory capital for two years, followed by a three-year transition period. The interim final rule provides that, at the election of a qualified banking organization, the day 1 impact to retained earnings plus 25% of the change in the ACL (excluding loans purchased with credit deterioration (“PCD loans”)) from January 1, 2020 to December 31, 2021 will be delayed for two years and phased-in at 25% per year beginning on January 1, 2022 over a three-year period, resulting in a total transition period of five years. Accordingly, as of June 30, 2020, the capital measures of the Corporation and the Bank shown in the table above exclude the $62.3 million day 1 impact to retained earnings and 25% of the increase in the allowance for credit losses (as defined in the interim final rule) from January 1, 2020 to June 30, 2020. The agencies may take other measures affecting regulatory capital to address the COVID-19 pandemic, although the nature and impact of such measures cannot be predicted at this time.

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

The following table is a reconciliation of the Corporation’s tangible common equity and tangible assets, non GAAP financial measures, to total equity and total assets, respectively, as of June 30, 2020 and December 31, 2019, respectively:

	June 30,	December 31,
(In thousands, except ratios and per share information)	2020	2019

Total equity - GAAP	$2,214,834	$2,228,073
Preferred equity	(36,104)	(36,104)
Goodwill	(28,098)	(28,098)
Purchased credit card relationship intangible	(2,668)	(3,615)
Core deposit intangible	(3,086)	(3,488)
Insurance customer relationship intangible	(394)	(470)

Tangible common equity	$2,144,484	$2,156,298

Total assets - GAAP	$14,096,406	$12,611,266
Goodwill	(28,098)	(28,098)
Purchased credit card relationship intangible	(2,668)	(3,615)
Core deposit intangible	(3,086)	(3,488)
Insurance customer relationship intangible	(394)	(470)
Tangible assets	$14,062,160	$12,575,595
Common shares outstanding	218,158	217,359

Tangible common equity ratio	15.25%	17.15%
Tangible book value per common share	$9.83	$9.92

The Banking Law of the Commonwealth of Puerto Rico requires that a minimum of 10% of FirstBank’s net income for the year be transferred to a legal surplus reserve until such surplus equals the total of paid-in-capital on common and preferred stock. Amounts transferred to the legal surplus reserve from retained earnings are not available for distribution to the Corporation, including for payment as dividends to the stockholders, without the prior consent of the Puerto Rico Commissioner of Financial Institutions. The Puerto Rico Banking Law provides that, when the expenditures of a Puerto Rico commercial bank are greater than receipts, the excess of the expenditures over receipts must be charged against the undistributed profits of the bank, and the balance, if any, must be charged against the legal surplus reserve, as a reduction thereof. If the legal surplus reserve is not sufficient to cover such balance in whole or in part, the Corporation must charge the outstanding amount against the capital account and the Bank cannot pay dividends until it can replenish the legal surplus reserve to an amount of at least 20% of the original capital contributed. FirstBank’s legal surplus reserve, included as part of retained earnings in the Corporation’s consolidated statements of financial condition, amounted to $97.6 million as of June 30, 2020 and December 31, 2019. There were no transfers to the legal surplus reserve during the first six months of 2020.

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

As a provider of financial services, the Corporation routinely enters into commitments with off-balance sheet risk to meet the financial needs of its customers. These financial instruments may include loan commitments and standby letters of credit. These commitments are subject to the same credit policies and approval processes used for on-balance sheet instruments. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the statements of financial condition. As of June 30, 2020, the Corporation’s commitments to extend credit amounted to approximately $1.4 billion, of which $702.4 million related to credit card loans. Commercial and financial standby letters of credit amounted to approximately $58.0 million.

Contractual Obligations, Commitments and Contingencies

The following table presents information about the maturities of the Corporation’s contractual obligations and commitments, which consist of CDs, long-term contractual debt obligations, commitments to sell mortgage loans and commitments to extend credit:

	Contractual Obligations and Commitments
	As of June 30, 2020
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years

(In thousands)

Contractual obligations:
Certificates of deposit	$3,019,116	$1,872,421	$913,122	$227,382	$6,191
Securities sold under agreements to repurchase	300,000	-	100,000	200,000	-
Advances from FHLB	490,000	170,000	320,000	-	-
Other borrowings	184,150	-	-	-	184,150
Operating leases	72,240	10,126	17,439	12,767	31,908
Total contractual obligations	$4,065,506	$2,052,547	$1,350,561	$440,149	$222,249

Commitments to sell mortgage loans	$14,603

Standby letters of credit	$4,706

Commitments to extend credit:
Lines of credit	$1,267,734
Letters of credit	53,306
Construction undisbursed funds	179,048
Total commercial commitments	$1,500,088

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

As of June 30, 2020, the Corporation forecasted the 12-month net interest income assuming June 30, 2020 interest rate curves remain constant. Then, net interest income was estimated under rising and falling rate scenarios. For the rising rates scenario, the Corporation assumed a gradual (ramp) parallel upward shift of the yield curve during the first 12 months (the “+200 ramp” scenario). Conversely, for the falling rates scenario, it assumed a gradual (ramp) parallel downward shift of the yield curve during the first 12 months (the “-200 ramp” scenario). However, given the current low levels of interest rates, along with the current yield curve slope, a full downward shift of 200 basis points would represent an unrealistic scenario. Therefore, under the falling rate scenario, rates move downward up to 200 basis points, but without reaching zero. The resulting scenario shows interest rates close to zero in most cases, reflecting a flattening yield curve instead of a parallel downward scenario.

The Libor/Swap curve for June 2020, as compared to December 2019, reflected a 154 basis points reduction in the short-term horizon, between 1 to 12 months, while market rates also decreased by 144 basis points in the medium term, that is, between 2 to 5 years. In the long-term, that is, over a 5-year-time horizon, market rates decreased by 127 basis points, as compared to December 31, 2019 levels. The U.S. Treasury curve in the short-term horizon decreased by 140 basis points and in the medium-term horizon decreased by 142 basis points, as compared to the December 31, 2019 levels. The long-term horizon decreased by 110 basis points as compared to December 31, 2019 levels.

The following table presents the results of the simulations as of June 30, 2020 and December 31, 2019. Consistent with prior years, these exclude non-cash changes in the fair value of derivatives:

	June 30, 2020				December 31, 2019
	Net Interest Income Risk				Net Interest Income Risk
	(Projected for the next 12 months)				(Projected for the next 12 months)
	Static Simulation		Growing Balance Sheet		Static Simulation		Growing Balance Sheet
(Dollars in millions)	Change	% Change	Change	% Change	Change	% Change	Change	% Change
+ 200 bps ramp	$21.9	3.97%	$26.3	4.68%	$15.9	2.85%	$19.6	3.32%
- 200 bps ramp	$(5.4)	(0.98)%	$(6.5)	(1.15)%	$(21.4)	(3.84)%	$(25.1)	(4.25)%

The Corporation continues to manage its balance sheet structure to control and limit the overall interest rate risk. As of June 30, 2020, the simulations showed that the Corporation continues to maintain an asset-sensitive position. The Corporation has continued repositioning the balance sheet and improving the funding mix, mainly driven by an increase in the average balance of interest-bearing deposits with low rate elasticity, and non-interest-bearing deposits, and reducing brokered CDs and FHLB Advances. The above-mentioned growth in deposits contributed to the funding of the continued increase in the investment securities and commercial loan portfolios, while maintaining higher liquidity levels. The Corporation relied on its existing funding to fund SBA PPP loans, including deposits already at the Bank, and is not currently participating in the Paycheck Protection Program Liquidity Facility or the Money Market Mutual Fund Liquidity Facility established by the FED.

Taking into consideration the above-mentioned facts for modeling purposes, as of June 30, 2020, the net interest income for the next 12 months under a growing balance sheet scenario was estimated to increase by $26.3 million in the rising rate scenario, compared to an estimated increase of $19.6 million as of December 31, 2019. Under the falling rate, growing balance sheet scenario, the net interest income was estimated to decrease by $6.5 million, compared to an estimated decrease of $25.1 million as of December 31, 2019, reflecting the effect of current low levels of market interest rates on the base scenario and the model assumptions for the falling rate scenarios described above (i.e., no negative interest rates modeled).

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

The following tables summarize the fair value changes in the Corporation’s derivatives, as well as the sources of the fair values, as of or for the indicated dates or periods:
	Asset Derivatives	Liability Derivatives
	Six-Month Period Ended	Six-Month Period Ended
(In thousands)	June 30, 2020	June 30, 2020

Fair value of contracts outstanding as of the beginning of the period	$372	$(149)
Changes in fair value during the period	669	(52)
Fair value of contracts outstanding as of June 30, 2020	$1,041	$(201)

Sources of Fair Value

	Payment Due by Period
	Maturity Less Than One Year	Maturity 1-3 Years	Maturity 3-5 Years	Maturity in Excess of 5 Years	Total Fair Value

(In thousands)
As of June 30, 2020
Pricing from observable market inputs - Asset Derivatives	$1,032	$-	$9	$-	$1,041
Pricing from observable market inputs - Liability Derivatives	(192)	-	(9)	-	(201)
	$840	$-	$-	$-	$840

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

As of June 30, 2020 and December 31, 2019, the Corporation considers all of its derivative instruments as undesignated economic hedges.

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

The ACL for loans and finance leases was $155.1 million as of December 31, 2019. Upon adoption of CECL on January 1, 2020, the Corporation recognized an increase in the ACL for loans and finance leases of approximately $81.2 million, as a cumulative effect adjustment from a change in accounting policy, with a corresponding decrease in retained earnings, net of applicable income taxes. As of June 30, 2020, the ACL for loans and finance leases was $319.3 million, up $164.2 million from December 31, 2019, driven by the $81.2 million increase as a result of adopting CECL and an $83.0 million reserve build (i.e., the provision of $110.5 million less net charge-offs of $27.5 million) in the first half of 2020. The increase in the ACL for loans and finance leases primarily reflects the effect of a deteriorating economic outlook due to the COVID-19 pandemic across all loan portfolio categories and geographic regions. Refer to Note 1, - Basis of Presentation and Significant Accounting Policies, in the accompanying unaudited consolidated financial statements for additional information about the day-one impact of the CECL adoption by portfolio segments and description of the methodologies used by the Corporation to determine the ACL

The ratio of the ACL for loans and finance leases to total loans held for investment increased to 3.41% as of June 30, 2020, compared to 1.72% as of December 31, 2019, driven by the adoption of CECL and the effect of the COVID-19 pandemic on forecasted economic conditions. On a non-GAAP basis, excluding SBA PPP loans, the ratio of the ACL for loans and finance leases to adjusted total loans held for investment was 3.55% as of June 30, 2020. For the definition and reconciliation of this non-GAAP financial measure, refer to the discussion in “Basis of Presentation” below. An explanation of the change for each portfolio follows:

• The ACL to total loans ratio for the residential mortgage portfolio increased from 1.53% as of December 31, 2019 to 3.86% as of June 30, 2020, primarily due to the effect of the CECL adoption on longer duration portfolios and the effect of the COVID-19 pandemic on forecasted economic conditions.

• The ACL to total loans ratio for the commercial mortgage portfolio increased from 2.71% as of December 31, 2019 to 3.40% as of June 30, 2020, primarily due to the charges to the provision recorded in the first six months related to the effect of the COVID-19 pandemic on macroeconomic variables considered for this portfolio, such as real estate price indexes, gross domestic product, market interest rates, and unemployment rates.

• The ACL to total loans ratio for the C&I portfolio increased from 0.68% as of December 31, 2019 to 1.50% as of June 30, 2020, reflecting the effect of the CECL adoption and the effect of the COVID-19 pandemic on forecasted economic conditions. On a non-GAAP basis, excluding SBA PPP loans, the ratio of the ACL for C&I loans to adjusted total C&I loans held for investment was 1.75% as of June 30, 2020.

• The ACL to total loans ratio for the construction loan portfolio increased from 2.13% as of December 31, 2019 to 4.39% as of June 30, 2020, primarily as a result of the effect of the COVID-19 pandemic on forecasted economic conditions.

• The ACL to total loans ratio for the consumer loan portfolio increased from 2.35% as of December 31, 2019 to 4.89% as of June 30, 2020, primarily reflecting the effect of the CECL adoption on longer duration portfolios and the effect of the COVID-19 pandemic on forecasted economic conditions.

The ratio of the total ACL for loans and finance leases to nonaccrual loans held for investment was 156.54% as of June 30, 2020, compared to 73.64% as of December 31, 2019.

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

As shown in the following table, the ACL for loans and finance leases amounted to $319.3 million as of June 30, 2020, or 3.41% of total loans, compared with $155.1 million, or 1.72% of total loans, as of December 31, 2019. See “Results of Operation - Provision for Credit Losses” above for additional information.

	Quarter Ended		Six-Month Period Ended
	June 30,		June 30,
(Dollars in thousands)	2020	2019	2020	2019

Allowance for credit losses for loans and finance leases, beginning of period,	$292,774	$183,732	$155,139	$196,362
Impact of adopting ASC 326	-	-	81,165	-
Provision (release) for credit losses:
Residential Mortgage	6,162	586	22,380	7,225
Commercial Mortgage	15,439	4,541	29,606	4,662
Commercial and Industrial (1)	(5)	(594)	8,386	(5,603)
Construction	2,601	(542)	4,663	(637)
Consumer and Finance Leases (2)	12,211	8,543	45,418	18,707
Total provision for credit losses for loans and finance leases (3)	36,408	12,534	110,453	24,354
Charge-offs:
Residential Mortgage	(1,922)	(4,768)	(6,357)	(10,941)
Commercial Mortgage	(18)	(11,688)	(146)	(14,088)
Commercial and Industrial	(48)	(358)	(173)	(6,669)
Construction	(71)	(72)	(74)	(279)
Consumer and Finance Leases	(9,990)	(11,027)	(25,494)	(24,296)
Total charge-offs	(12,049)	(27,913)	(32,244)	(56,273)
Recoveries:
Residential Mortgage	128	580	784	1,206
Commercial Mortgage	43	90	87	218
Commercial and Industrial	53	275	168	1,370
Construction	17	309	44	350
Consumer and Finance Leases	1,923	2,404	3,701	4,424
Total recoveries	2,164	3,658	4,784	7,568
Net charge-offs	(9,885)	(24,255)	(27,460)	(48,705)
Allowance for credit losses for loans and finance leases, end of period	$319,297	$172,011	$319,297	$172,011

Allowance for credit losses for loans and finance leases to period end
total loans held for investment	3.41%	1.89%	3.41%	1.89%
Net charge-offs (annualized) to average loans outstanding during the period	0.43%	1.07%	0.60%	1.09%
Provision for credit losses for loans and finance leases to net charge-offs during the period	3.68x	0.52x	4.02x	0.50x
Provision for credit losses for loans and finance leases to net charge-offs during the period, excluding the effect of the hurricane-related qualitative reserve releases
in the six-month period ended June 30, 2019 (4)	3.68x	0.52x	4.02x	0.63x

(1)Net of a loan loss reserve release of $3.4 million for the six-month period ended June 30, 2019, associated with revised estimates of the effects of Hurricanes Irma and Maria.

(2)Net of a loan loss reserve release of $3.0 million for the six-month period ended June 30, 2019, associated with revised estimates of the effects of Hurricanes Irma and Maria.

(3)Net of a loan loss reserve release of $6.4 million for the six-month period ended June 30, 2019, associated with revised estimates of the effects of Hurricanes Irma and Maria.

(4)Non-GAAP financial measure, see "Basis of Presentation" below for a reconciliation of this measure.

The following table sets forth information concerning the allocation of the ACL for loans and finance leases by loan category and the percentage of loan balances in each category to the total of such loans as of the dates indicated:

	As of		As of
	June 30, 2020		December 31, 2019
(Dollars in thousands)	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans

Residential mortgage loans	$111,450	31%	$44,806	33%
Commercial mortgage loans	49,435	16%	39,194	16%
Construction loans	7,800	2%	2,370	1%
Commercial and Industrial loans	38,310	27%	15,198	25%
Consumer loans and finance leases	112,302	24%	53,571	25%
	$319,297	100%	$155,139	100%

The following table sets forth information concerning the composition of the Corporation's loan portfolio and related ACL as of June 30, 2020 and December 31, 2019 by loan category.

As of June 30, 2020	Residential Mortgage Loans	Commercial Mortgage Loans			Consumer and Finance Leases
				Construction Loans
(Dollars in thousands)			C&I Loans			Total
Total loans held for investment:
Amortized cost of loans	$2,890,301	$1,455,083	$2,547,812	$177,777	$2,295,243	$9,366,216
Allowance for credit losses	111,450	49,435	38,310	7,800	112,302	319,297
Allowance for credit losses to amortized cost	3.86%	3.40%	1.50%	4.39%	4.89%	3.41%

As of December 31, 2019
	Residential Mortgage Loans	Commercial Mortgage Loans			Consumer and Finance Leases
				Construction Loans
(Dollars in thousands)			C&I Loans			Total
Total loans held for investment:
Amortized cost of loans	$2,933,773	1,444,586	2,230,876	111,317	2,281,653	$9,002,205
Allowance for credit losses	44,806	39,194	15,198	2,370	53,571	155,139
Allowance for credit losses to amortized cost	1.53%	2.71%	0.68%	2.13%	2.35%	1.72%

Allowance for Credit Losses for Unfunded Loan Commitments

The Corporation estimates expected credit losses over the contractual period in which the Corporation is exposed to credit risk as a result of a contractual obligation to extend credit, such as pursuant to unfunded loan commitments and standby letters of credit for commercial and construction loans, unless the obligation is unconditionally cancellable by the Corporation. The ACL for off-balance sheet credit exposures is adjusted as a provision for credit loss expense. Upon adoption of CECL on January 1, 2020, the Corporation recognized an increase in the ACL for off-balance sheet exposures of approximately $3.9 million, as a cumulative effect adjustment from a change in accounting policy, with a corresponding decrease in beginning retained earnings, net of applicable income taxes. As of June 30, 2020, the ACL for off-balance sheet credit exposures was $7.0 million, including the $3.9 million effect of adopting CECL and a $3.2 million charge to the provision in the first six months of 2020 related to unfunded commercial and construction loans commitments and standby letters of credit. The increase in the ACL for unfunded loan commitments in the first half of 2020 primarily reflects the effect of the deteriorating economic outlook due to the COVID-19 pandemic.

Allowance for Credit Losses for Held-to-Maturity Debt Securities

As of June 30, 2020, the held-to-maturity securities portfolio consisted of Puerto Rico municipal bonds. Upon adoption of CECL on January 1, 2020, the Corporation recognized an ACL for held-to-maturity securities of approximately $8.1 million, as a cumulative effect adjustment from a change in accounting policy, with a corresponding decrease in retained earnings, net of applicable income taxes. As of June 30, 2020, the ACL for held-to-maturity debt securities was $9.3 million, including the $8.1 million effect of adopting CECL and a $1.1 million charge to the provision recorded in the first half of 2020. The increase in the ACL for held-to-maturity debt securities in the first half of 2020 primarily reflects the effect of the deteriorating economic outlook due to the COVID-19 pandemic.

Allowance for Credit Losses for Available-for-Sale Debt Securities

During the first six months of 2020, the Corporation recorded charges to the provision for credit losses of available-for-sale debt securities of $1.6 million. These charges were related to private label MBS and a residential mortgage pass-through MBS issued by the PRHFA. The ACL was derived from a decline in the present value of expected cash flows taking into consideration the performance of the underlying mortgages and the effect of a deterioration in forecasted economic conditions due to the COVID-19 pandemic.

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

Loans Past-Due 90 Days and Still Accruing

These are accruing loans that are contractually delinquent 90 days or more. These past-due loans are either current as to interest but delinquent as to the payment of principal or are insured or guaranteed under applicable FHA, VA or other government-guaranteed programs for residential mortgage loans. Loans past due 90 days and still accruing also include PCD loans with individual delinquencies over 90 days, primarily related to mortgage loans acquired from Doral Bank in 2015 and from Doral Financial in 2014. Furthermore, as required by regulatory reports instructions, loans past due 90 days and still accruing include loans previously pooled into GNMA securities for which the Corporation has the option but not the obligation to repurchase loans that meet GNMA’s specified delinquency criteria (e.g., borrowers fails to make any payment for three consecutive months). For accounting purposes, these GNMA loans subject to the repurchase option are required to be reflected on the financial statements with an offsetting liability.

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

The following table presents non-performing assets as of the indicated dates:

	June 30,	December 31,
(Dollars in thousands)	2020	2019

Nonaccrual loans held for investment:
Residential mortgage	$122,249	$121,408
Commercial mortgage	34,109	40,076
Commercial and Industrial	19,995	18,773
Construction	9,574	9,782
Consumer	18,047	20,629
Total nonaccrual loans held for investment	$203,974	$210,668
OREO	96,319	101,626
Other repossessed property	3,554	5,115
Total non-performing assets (1) (2)	$303,847	$317,409

Past due loans 90 days and still accruing (3) (4) (5)	$164,519	$135,490
Non-performing assets to total assets	2.16%	2.52%
Nonaccrual loans held for investment to total loans held for investment	2.18%	2.34%
Allowance for credit losses for loans and finance leases	$319,297	$155,139
Allowance for credit losses for loans and finance leases to total nonaccrual loans held for investment	156.54%	73.64%
Allowance for credit losses for loans and finance leases to total nonaccrual loans held for investment,
excluding residential real estate loans	390.70%	173.81%

(1)Excludes PCD loans previously accounted for under ASC 310-30 for which the Corporation made the accounting policy election of maintaining pools of loans accounted for under ASC 310-30 as “units of account” both at the time of adoption of ASC 326 and on an ongoing basis for credit loss measurement. These loans accrete interest income based on the effective interest rate of the loan pools determined at the time of adoption of ASC 326 and will continue to be excluded from nonaccrual loan statistics as long as the Corporation can reasonably estimate the timing and amount of cash flows expected to be collected on the loan pools. The amortized cost of such loans as of June 30, 2020 and December 31, 2019 amounted to $134.4 million and $136.7 million, respectively.

(2)Nonaccrual loans exclude $402.7 million and $398.3 million of TDR loans that were in compliance with the modified terms and in accrual status as of June 30, 2020 and December 31, 2019, respectively.

(3)It is the Corporation's policy to report delinquent residential mortgage loans insured by the FHA, guaranteed by the VA, and other government-insured loans as loans past-due 90 days and still accruing as opposed to nonaccrual loans since the principal repayment is insured. The Corporation continues accruing interest on these loans until they have passed the 15 months delinquency mark, taking into consideration the FHA interest curtailment process. These balances include $35.0 million and $37.9 million of residential mortgage loans insured by the FHA that were over 15 months delinquent as of June 30, 2020 and December 31, 2019, respectively.

(4)Includes 90-days past due and still accruing PCD loans previously accounted for under ASC 310-30 for which the Corporation made the accounting policy election of maintaining the loan pools as “units of account’ both at the time of adoption of ASC 326 and on an ongoing basis for credit loss measurement. The amortized cost of 90-days-past due and still accruing PCD loans as of June 30, 2020 and December 31, 2019 amounted to $25.3 million and $27.0 million, respectively

(5)These include loans rebooked, which were previously pooled into GNMA securities, amounting to $69.9 million and $35.3 million as of June 30, 2020 and December 31, 2019, respectively. Under the GNMA program, the Corporation has the option but not the obligation to repurchase loans that meet GNMA’s specified delinquency criteria. For accounting purposes, these loans subject to the repurchase option are required to be reflected on the financial statements with an offsetting liability.

The following table shows non-performing assets by geographic segment as of the indicated dates:

	June 30,	December 31,
(In thousands)	2020	2019
Puerto Rico:
Nonaccrual loans held for investment:
Residential mortgage	$97,715	$97,214
Commercial mortgage	22,354	23,963
Commercial and Industrial	18,283	16,155
Construction	1,910	2,024
Consumer	17,001	19,483
Total nonaccrual loans held for investment	157,263	158,839

OREO	90,688	96,585
Other repossessed property	3,404	4,810
Total non-performing assets (1)	$251,355	$260,234
Past due loans 90 days and still accruing (2) (3)	$161,959	$129,463

Virgin Islands:
Nonaccrual loans held for investment:
Residential mortgage	$10,295	$10,903
Commercial mortgage	11,755	16,113
Commercial and Industrial	1,443	2,303
Construction	7,664	7,758
Consumer	204	467
Total nonaccrual loans held for investment	31,361	37,544

OREO	5,420	4,909
Other repossessed property	119	146
Total non-performing assets	$36,900	$42,599
Past due loans 90 days and still accruing	$2,310	$5,898

United States:
Nonaccrual loans held for investment:
Residential mortgage	$14,239	$13,291
Commercial and Industrial	269	315
Consumer	842	679
Total nonaccrual loans held for investment	15,350	14,285

OREO	211	132
Other repossessed property	31	159
Total non-performing assets	$15,592	$14,576
Past due loans 90 days and still accruing	$250	$129

(1)Excludes PCD loans previously accounted for under ASC 310-30 for which the Corporation made the accounting policy election of maintaining pools of loans accounted for under ASC 310-30 as “units of account” both at the time of adoption of ASC 326 and on an ongoing basis for credit loss measurement. These loans accrete interest income based on the effective interest rate of the loan pools determined at the time of adoption of ASC 326 and will continue to be excluded from nonaccrual loan statistics as long as the Corporation can reasonably estimate the timing and amount of cash flows expected to be collected on the loan pools. The amortized cost of such loans as of June 30, 2020 and December 31, 2019 amounted to $134.4 million and $136.7 million, respectively.

(2)Includes 90-days past due and still accruing PCD loans previously accounted for under ASC 310-30 for which the Corporation made the accounting policy election of maintaining the loan pools an “units of account” both at the time of adoption of ASC 326 and on an ongoing basis for credit loss measurement. The amortized cost of 90-days-past due and still accruing PCD loans as of June 30, 2020 and December 31, 2019 amounted to $25.3 million and $27.0 million, respectively.

(3)These include loans rebooked, which were previously pooled into GNMA securities, amounting to $69.9 million and $35.3 million as of June 30, 2020 and December 31, 2019, respectively. Under the GNMA program, the Corporation has the option but not the obligation to repurchase loans that meet GNMA’s specified delinquency criteria. For accounting purposes, these loans subject to the repurchase option are required to be reflected on the financial statements with an offsetting liability.

Total nonaccrual loans were $204.0 million as of June 30, 2020. This represents a decrease of $6.7 million from $210.7 million as of December 31, 2019. The decrease was primarily related to a $5.0 million decrease in nonaccrual commercial and construction nonaccrual loans, including the payoff of a $2.0 million commercial mortgage loan in the Virgin Islands and the restoration to accrual status of $1.7 million of loans related to a commercial mortgage borrower in the Puerto Rico region, and a $2.6 million decrease in nonaccrual consumer loans.

Nonaccrual commercial mortgage loans decreased by $6.0 million to $34.1 million as of June 30, 2020 from $40.1 million as of December 31, 2019. The decrease was primarily related to collections of approximately $4.7 million during the first half of 2020, including the aforementioned payoff of a $2.0 million loan in the Virgin Islands, and the restoration to accrual status of $1.7 million of loans related to a commercial mortgage borrower in the Puerto Rico region. Total inflows of nonaccrual commercial mortgage loans were $0.8 million for the first half of 2020, compared to $0.7 million for the same period in 2019.

Nonaccrual C&I loans increased by $1.2 million to $20.0 million as of June 30, 2020 from $18.8 million as of December 31, 2019. Total inflows of nonaccrual C&I loans were $2.8 million for the first half of 2020, compared to $0.7 million for the same period in 2019, reflecting the effect of the inflow of a $2.5 million loan in the Puerto Rico region.

Nonaccrual construction loans remained relatively flat with a total of $9.6 million as of June 30, 2020, compared to $9.8 million as of December 31, 2019. Total inflows of nonaccrual construction loans were $29 thousand for the first half of 2020, compared to inflows of $0.1 million for the same period in 2019.

The following tables present the activity of commercial and construction nonaccrual loans held for investment for the indicated periods:

	Commercial Mortgage	Commercial & Industrial	Construction	Total
(In thousands)
Quarter Ended June 30, 2020
Beginning balance	$35,953	$19,734	$9,663	$65,350
Plus:
Additions to nonaccrual	416	263	29	708
Less:
Loans returned to accrual status	-	-	-	-
Nonaccrual loans transferred to OREO	-	-	-	-
Nonaccrual loans charge-offs	(18)	(48)	(71)	(137)
Loan collections and others	(2,189)	(7)	(47)	(2,243)
Reclassification	(53)	53	-	-
Ending balance	$34,109	$19,995	$9,574	$63,678

	Commercial Mortgage	Commercial & Industrial	Construction	Total
(In thousands)
Six-Month Period Ended June 30, 2020
Beginning balance	$40,076	$18,773	$9,782	68,631
Plus:
Additions to nonaccrual	767	2,831	29	3,627
Less:
Loans returned to accrual status	(1,687)	(801)	-	(2,488)
Nonaccrual loans transferred to OREO	(126)	(263)	-	(389)
Nonaccrual loans charge-offs	(143)	(173)	(74)	(390)
Loan collections and others	(4,725)	(425)	(163)	(5,313)
Reclassification	(53)	53	-	-
Ending balance	$34,109	$19,995	$9,574	$63,678

	Commercial Mortgage	Commercial & Industrial	Construction	Total
(In thousands)
Quarter Ended June 30, 2019
Beginning balance	$93,192	$22,507	$7,700	$123,399
Plus:
Additions to nonaccrual	231	598	76	905
Less:
Loans returned to accrual status	(933)	(374)	(528)	(1,835)
Nonaccrual loans transferred to OREO	(180)	(13)	(151)	(344)
Nonaccrual loans charge-offs	(11,672)	(339)	(15)	(12,026)
Loan collections	(3,143)	(1,052)	(146)	(4,341)
Ending balance	$77,495	$21,327	$6,936	$105,758

	Commercial Mortgage	Commercial & Industrial	Construction	Total
(In thousands)
Six-Month Period Ended June 30, 2019
Beginning balance	$109,536	$30,382	$8,362	$148,280
Plus:
Additions to nonaccrual	725	737	143	1,605
Less:
Loans returned to accrual status	(12,115)	(498)	(528)	(13,141)
Nonaccrual loans transferred to OREO	(1,002)	(227)	(610)	(1,839)
Nonaccrual loans charge-offs	(14,067)	(6,574)	(116)	(20,757)
Loan collections	(5,582)	(2,493)	(315)	(8,390)
Ending balance	$77,495	$21,327	$6,936	$105,758

Nonaccrual residential mortgage loans increased by $0.8 million to $122.2 million as of June 30, 2020, compared to $121.4 million as of December 31, 2019. The inflows of nonaccrual residential mortgage loans during the first half of 2020 were $15.6 million, a decrease of $7.6 million, compared to inflows of $23.2 million for the same period in 2019. The decrease in inflows primarily reflects the effect of the deferred repayment arrangements provided to qualified customers affected by the COVID-19 pandemic as further discussed below.

The following tables presents the activity of residential nonaccrual loans held for investment for the indicated periods:

	Quarter Ended		Six-Month Period Ended
	June 30,		June 30,
(In thousands)	2020	2019	2020	2019

Beginning balance	$122,903	$132,049	$121,408	$147,287
Plus:
Additions to nonaccrual	2,967	11,709	15,555	23,169
Less:
Loans returned to accrual status	(1,524)	(4,668)	(4,105)	(14,038)
Nonaccrual loans transferred to OREO	(92)	(4,445)	(3,642)	(11,735)
Nonaccrual loans charge-offs	(1,789)	(2,507)	(5,023)	(6,864)
Loan collections and others	(216)	(2,637)	(1,944)	(8,318)
Ending balance	$122,249	$129,501	$122,249	$129,501

The amount of nonaccrual consumer loans, including finance leases, decreased by $2.6 million to $18.0 million as June 30, 2020, compared to $20.6 million as of December 31, 2019. The inflows of nonaccrual consumer loans during the first half of 2020 amounted to $22.6 million, relatively flat compared to the same period in 2019.

As of June 30, 2020, approximately $28.2 million of the loans placed in nonaccrual status, mainly commercial loans, were current, or had delinquencies of less than 90 days in their interest payments, including $17.7 million of TDRs maintained in nonaccrual status until the restructured loans meet the criteria of sustained payment performance under the revised terms for reinstatement to accrual status and there is no doubt about full collectability. Collections on these loans are being recorded on a cash basis through earnings, or on a cost-recovery basis, as conditions warrant.

During the six-month period ended June 30, 2020, interest income of approximately $0.4 million related to nonaccrual loans with a carrying value of $55.1 million as of June 30, 2020, mainly nonaccrual construction and commercial loans, was applied against the related principal balances under the cost-recovery method.

Total loans in early delinquency (i.e., 30-89 days past due loans, as defined in regulatory report instructions) amounted to $91.6 million as of June 30, 2020, a decrease of $71.1 million compared to $162.7 million as of December 31, 2019. The variances by major portfolio categories follow:

• Residential mortgage loans in early delinquency decreased by $48.0 million to $39.6 million as of June 30, 2020, and consumer loans in early delinquency decreased by $34.0 million to $35.6 million as of June 30, 2020. The decrease was primarily related to the combination of payments received and the effect of the deferred repayment programs established by the Corporation to assist customers affected by the COVID-19 pandemic, as further explained below.

• Commercial and construction loans in early delinquency increased in the first half of 2020 by $10.6 million to $16.2 million as of June 30, 2020, including the migration of five lines of credit loans totaling $12.2 million that had matured for 30 days or more earlier but with respect to which borrowers have continued to make interest and principal payments.

In working with borrowers affected by the COVID-19 pandemic, the Corporation has agreed to let consumer borrowers (i.e., borrowers under residential mortgages, personal loans, auto loans, finance leases and small loans) that were current in their payments or no more than 2 payments in arrears (not having exceeded 89 days past due as of March 16, 2020) to defer payments on their loans for the period through June 30, 2020, with the possibility of a further extension up to September 30, 2020, if needed. Residential mortgage and auto loan borrowers that were over 30 days past due and have received a repayment moratorium, as well as personal loan, small loan, boat loan and finance lease borrowers that have received a repayment moratorium, are required to contact the Corporation to qualify for the additional extension for periods subsequent to June 30, 2020. In the case of credit cards and individual lines of credit, the borrowers were required to be current or less than 29 days past due in their payments as of March 16, 2020 to qualify for the payment deferral program for the period through June 30, 2020, with the possibility of a further extension up to August 31, 2020, if needed. For both consumer and residential mortgage loans subject to the deferral programs, each borrower is required to begin making their regularly scheduled loan payment at the end of the deferral period and the deferred amounts were moved to the end of the loan. The payment deferral programs were applied prospectively beginning, in some instances, with the scheduled contractual payment due in March. For commercial loans, any request for payment deferral is analyzed on a case-by-case basis. As of June 30, 2020, the Corporation had under deferred repayment arrangements 76,205 loans, totaling $3.4 billion, or 36% of its total loans portfolio held for investment, consisting of 5,860 residential mortgage loans, totaling $849.6 million, 69,619 consumer loans, totaling $784.0 million, and 726 commercial and construction loans, totaling $1.7 billion. Most of these deferred repayment arrangements have been done under the provisions of the Section 4013 of the CARES Act of 2020 or the Revised Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (the “Interagency Revised Statement”). In addition, moratoriums on loan repayments for consumer and residential mortgage products in Puerto Rico are mandated by local law. On July 15, 2020, Puerto Rico’s Governor signed a Senate Joint Resolution that extended the moratorium period on residential mortgage loans by two additional months (up to August 2020) for those borrowers that have been affected by the pandemic and were current in their payments. A loan modification covered by the provisions of the CARES Act of 2020 and the Interagency Revised Statement, is not required to be considered as a TDR loan unless the borrower was previously experiencing financial difficulty and the concession granted was significant in relation to the exposure based on criteria established by ASC Subtopic 310-40.

Loans under repayment moratoriums decreased during the month of July to $1.8 billion, or 20%, of the total loan portfolio held for investment as of July 30, 2020, primarily due to borrowers who have resumed their scheduled payments. The $1.8 billion of loans under deferred payment arrangements as of July 31, 2020 consisted of 3,974 residential mortgage loans, totaling $623.1 million, 333 commercial and construction loans, totaling $966.7 million, and 32,791 consumer loans, totaling $240.0 million.

As a certified SBA lender, the Corporation is participating in the SBA PPP to help provide loans to the Corporation’s small business customers to provide them with additional working capital. During the second quarter of 2020, the Corporation originated 5,423 loans under this program, totaling approximately $375.2 million, of which $368.7 million (book value - $359.6 million) was still outstanding as of June 30, 2020. Furthermore, as of July 31, 2020, the Corporation had received approvals for 632 additional client applications, and funded $14.9 million during the month of July.

In addition, the Corporation provides homeownership preservation assistance to its customers through a loss mitigation program in Puerto Rico that is similar to the U.S. government’s Home Affordable Modification Program guidelines. Depending upon the nature of a borrower’s financial condition, restructurings or loan modifications through this program, as well as other restructurings of individual commercial, commercial mortgage, construction, and residential mortgage loans, fit the definition of a TDR. A restructuring of a debt constitutes a TDR if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. Modifications involve changes in one or more of the loan terms that bring a defaulted loan current and provide sustainable affordability. Changes may include, among others, the extension of the maturity of the loan and modifications of the loan rate. See Note 7, - Loans Held for Investment, to the accompanying unaudited consolidated financial statements for additional information and statistics about the Corporation’s TDR loans.

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

The following table provides a breakdown between accrual and nonaccrual TDRs as of the indicated date:

	As of June 30, 2020

(In thousands)	Accrual	Nonaccrual (1)	Total TDRs
Conventional residential mortgage loans	$255,943	$55,655	$311,598
Construction loans	3,228	1,068	4,296
Commercial mortgage loans	50,645	21,604	72,249
Commercial and Industrial loans	75,698	9,156	84,854
Consumer loans:
Auto loans	7,660	5,642	13,302
Finance leases	1,492	8	1,500
Personal loans	1,011	-	1,011
Credit cards	2,674	-	2,674
Consumer loans - Other	4,316	407	4,723
Total Troubled Debt Restructurings	$402,667	$93,540	$496,207

(1)

Included in nonaccrual loans are $17.7 million in loans that are performing under the terms of the restructuring agreement but are reported in nonaccrual status until the restructured loans meet the criteria of sustained payment performance under the revised terms for reinstatement to accrual status and are deemed fully collectible.

The OREO portfolio, which is part of non-performing assets, decreased by $5.3 million to $96.3 million as of June 30, 2020 from $101.6 million as of December 31, 2019. The following tables show the composition of the OREO portfolio as of June 30, 2020 and December 31, 2019, as well as the activity of the OREO portfolio by geographic area during the six-month period ended June 30, 2020:

OREO Composition by Region

(In thousands)	As of June 30, 2020
	Puerto Rico	Virgin Islands	Florida	Consolidated
Residential	$41,644	$1,547	$211	$43,402
Commercial	42,515	3,180	-	45,695
Construction	6,529	693	-	7,222
	$90,688	$5,420	$211	$96,319

(In thousands)	As of December 31, 2019
	Puerto Rico	Virgin Islands	Florida	Consolidated
Residential	$45,890	$1,022	$-	$46,912
Commercial	43,959	3,180	132	47,271
Construction	6,736	707	-	7,443
	$96,585	$4,909	$132	$101,626

OREO Activity by Region

(In thousands)	Six-month period ended June 30, 2020
	Puerto Rico	Virgin Islands	Florida	Consolidated
Beginning Balance	$96,585	$4,909	$132	$101,626
Additions	4,722	592	211	5,525
Sales	(8,240)	(9)	(132)	(8,381)
Write-down adjustments	(2,379)	(72)	-	(2,451)
Ending Balance	$90,688	$5,420	$211	$96,319

Net Charge-offs and Total Credit Losses

Net charge-offs totaled $9.9 million for the second quarter of 2020, or 0.43% of average loans on an annualized basis, compared to $24.3 million, or 1.07% of average loans on an annualized basis, for the second quarter of 2019. For the six-month period ended June 30, 2020, net charge-offs totaled $27.5 million, or 0.60% of average loans on an annualized basis, compared to $48.7 million, or 1.09% of average loans on an annualized basis for the same period in 2019.

Commercial mortgage loans net recoveries in the second quarter of 2020 were $25 thousand, or 0.01% of average commercial mortgage loans on an annualized basis, compared to net charge-offs of $11.6 million, or 2.97% of average commercial mortgage loans on an annualized basis for the second quarter of 2019. For the six-month period ended June 30, 2020, commercial mortgage loans net charge-offs were $59 thousand, or 0.01% of average commercial mortgage loans on an annualized basis, compared to $13.9 million, or an annualized 1.79% of average commercial mortgage loans, for the same period in 2019. Commercial mortgage loans net charge-offs for the second quarter and first six months of 2019 included an $11.4 million charge-off taken on a commercial mortgage loan in Florida in the second quarter of 2019 and a $2.1 million charge-off associated with a split loan restructuring in Puerto Rico in the first quarter of 2019.

Construction loans net charge-offs in the second quarter of 2020 were $54 thousand, or 0.13% of average construction loans on an annualized basis, compared to net recoveries of $0.2 million, or 1.03% of average construction loans on an annualized basis, for the same period in 2019. Construction loans net charge-offs in the first six months of 2020 were $30 thousand, or 0.04% of average construction loans on an annualized basis, compared to net recoveries of $0.1 million, or 0.16% of average construction loans on an annualized basis, for the first six months of 2019.

Commercial and industrial loans net recoveries in the second quarter of 2020 were $5 thousand, or 0.00% of average C&I loans on an annualized basis, compared to net charge-offs of $83 thousand, or 0.01% of average C&I loans on an annualized basis, for the same period in 2019. C&I loans net charge-offs in the first six months of 2020 were $5 thousand, or 0.00% of average C&I loans on an annualized basis, compared to $5.3 million, or 0.48% of average C&I loans on an annualized basis, for the first six months of 2019. C&I loans net charge-offs for the first six months of 2019 included a $5.7 million charge-off taken against a C&I loan in Puerto Rico.

Residential mortgage loans net charge-offs in the second quarter of 2020 were $1.8 million, or 0.25% of average residential loans on an annualized basis, compared to $4.2 million, or 0.54% of average residential loans on an annualized basis, for the second quarter of 2019. Residential mortgage loans net charge-offs in the first six months of 2020 were $5.6 million, or 0.39% of average residential loans on an annualized basis, compared to $9.7 million, or 0.63% of average residential loans on an annualized basis, for the first six months of 2019. Approximately $1.8 million in charge-offs for the second quarter of 2020 and $4.8 million for the first six months of 2020 resulted from valuations of collateral dependent residential mortgage loans given high delinquency levels, compared to $2.4 million and $6.4 million for the comparable periods in 2019. Net charge-offs on residential mortgage loans for the first six months of 2020 also included $1.1 million related to foreclosures recorded in the first quarter of 2020, compared to $2.0 million and $3.3 million recorded in the second quarter and first six months of 2019, respectively.

Net charge-offs of consumer loans and finance leases in the second quarter of 2020 were $8.1 million, or 1.41% of average consumer loans and finance leases on an annualized basis, compared to $8.6 million, or 1.68% of average consumer loans and finance leases on an annualized basis, in the second quarter of 2019. Net charge-offs of consumer loans and finance leases in the first six months of 2020 were $21.8 million, or 1.90% of average consumer loans and finance leases on an annualized basis, compared to $19.9 million, or 1.97% of average consumer loans and finance leases on an annualized basis, in the first half of 2019. The decrease in the second quarter of 2020, as compared to the same period a year ago, reflects, in part, the effect of the deferred repayment arrangements provided to consumer borrowers affected by the COVID-19 pandemic that maintained the delinquency status that existed at the date of the event until the end of the deferral period. The increase reflected for the first six months of 2020, as compared to the same period a year ago, is primarily related to an increase in charge-offs taken on personal loans and credit cards associated, in part, with larger portfolio balances.

The following table presents annualized net charge-offs (or recoveries) to average loans held-in-portfolio for the indicated periods:

	Quarter Ended		Six-Month Period Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019

Residential mortgage	0.25%	0.54%	0.39%	0.63%
Commercial mortgage (1)	(0.01)%	2.97%	0.01%	1.79%
Commercial and industrial	-%	0.01%	-%	0.48%
Construction (2)	0.13%	(1.03)%	0.04%	(0.16)%
Consumer and finance leases	1.41%	1.68%	1.90%	1.97%
Total loans	0.43%	1.07%	0.60%	1.09%

(1)For the quarter ended June 30, 2020, recoveries in commercial mortgage loans exceeded charge-offs.

(2)For the quarter and six-month period ended June 30, 2019, recoveries in construction loans exceeded charge-offs.

The following table presents the ratio of annualized net charge-offs (or recoveries) to average loans held in various portfolios by geographic segment for the indicated periods:

	Quarter Ended		Six-Month Period Ended
	June 30,	June 30,	June 30,	June 30,
	2020	2019	2020	2019
PUERTO RICO:
Residential mortgage	0.35%	0.79%	0.51%	0.87%
Commercial mortgage	-%	0.12%	0.02%	0.52%
Commercial and Industrial	-%	0.02%	0.01%	0.77%
Construction (1)	0.58%	(0.31)%	0.26%	1.07%
Consumer and finance leases	1.41%	1.66%	1.90%	1.98%
Total loans	0.57%	0.78%	0.79%	1.12%
VIRGIN ISLANDS:
Residential mortgage	0.01%	0.01%	0.18%	0.05%
Commercial mortgage (2)	(0.11)%	(0.20)%	(0.12)%	(0.29)%
Commercial and Industrial (3)	-%	(0.01)%	-%	-%
Construction (4)	-%	(0.53)%	-%	(0.27)%
Consumer and finance leases (5)	(0.02)%	1.47%	0.41%	1.12%
Total loans (6)	(0.01)%	0.11%	0.12%	0.09%
FLORIDA:
Residential mortgage (7)	-%	(0.14)%	0.01%	(0.03)%
Commercial mortgage (8)	-%	10.13%	(0.01)%	5.10%
Commercial and Industrial (9)	-%	-%	(0.01)%	-%
Construction (10)	(0.06)%	(1.59)%	(0.06)%	(0.92)%
Consumer and finance leases	3.55%	2.28%	4.08%	2.39%
Total loans	0.06%	2.36%	0.07%	1.24%

(1)For the quarter ended June 30, 2019, recoveries in construction loan in Puerto Rico exceeded charge-offs.

(2)For the quarters and six-month periods ended June 30, 2020 and 2019, recoveries in commercial mortgage loans in the Virgin Islands exceeded charge-offs.

(3)For the quarter ended June 30, 2019, recoveries in C&I loans in the Virgin Islands exceeded charge-offs.

(4)For the quarter and six-month period ended June 30, 2019, recoveries in construction loans in the Virgin Islands exceeded charge-offs.

(5) For the quarter ended June 30, 2020, recoveries in consumer and finance leases in the Virgin Islands exceeded charge-offs.

(6) For the quarter ended June 30, 2020, recoveries in total loans in the Virgin Islands exceeded charge-offs.

(7)For the quarters and six-month periods ended June 30, 2019, recoveries in residential mortgage loans in Florida exceeded charge-offs.

(8)For the six-month period ended June 30, 2020, recoveries in commercial mortgage loans in Florida exceeded charge-offs.

(9)For the six-month period ended June 30, 2020, recoveries in C&I loans in Florida exceeded charge-offs.

(10)For the quarters and six-month periods ended June 30, 2020 and 2019, recoveries in construction loans in Florida exceeded charge-offs.

The above ratios are based on annualized charge-offs and are not necessarily indicative of the results expected for the entire year or in subsequent periods. Total net charge-offs plus losses on OREO operations for the first six months of 2020 amounted to $29.5 million, or a loss rate of 0.64% on an annualized basis to average loans and repossessed assets, compared to losses of $57.5 million, or a loss rate of 1.26% on an annualized basis, for the same period in 2019.

The following table presents information about the OREO inventory and credit losses for the periods indicated:

	Quarter Ended		Six-Month Period Ended
	June 30,		June 30,
	2020	2019	2020	2019
(Dollars in thousands)

OREO
OREO balances, carrying value:
Residential	$43,402	$46,559	$43,402	$46,559
Commercial	45,695	61,600	45,695	61,600
Construction	7,222	9,922	7,222	9,922
Total	$96,319	$118,081	$96,319	$118,081
OREO activity (number of properties):
Beginning property inventory	694	715	697	694
Properties acquired	54	202	106	321
Properties disposed	(94)	(205)	(149)	(303)
Ending property inventory	654	712	654	712
Average holding period (in days)
Residential	486	406	486	406
Commercial	2,954	1,586	2,954	1,586
Construction	1,867	1,452	1,867	1,452
Total average holding period (in days)	1,760	1,109	1,760	1,109
OREO operations gain (loss):
Market adjustments and gains (losses) on sale:
Residential	$175	$(1,301)	$161	$(1,424)
Commercial	(43)	(1,556)	(518)	(3,691)
Construction	(80)	(347)	(212)	(624)
Total gains (losses) on sale	52	(3,204)	(569)	(5,739)
Other OREO operations expenses	(863)	(1,839)	(1,430)	(3,047)
Net Loss on OREO operations	$(811)	$(5,043)	$(1,999)	$(8,786)
(CHARGE-OFFS) RECOVERIES
Residential charge-offs, net	(1,794)	(4,188)	(5,573)	(9,735)
Commercial recoveries (charge-offs), net	30	(11,681)	(64)	(19,169)
Construction (charge-offs) recoveries, net	(54)	237	(30)	71
Consumer and finance leases charge-offs, net	(8,067)	(8,623)	(21,793)	(19,872)
Total charge-offs, net	(9,885)	(24,255)	(27,460)	(48,705)
TOTAL CREDIT LOSSES (1)	$(10,696)	$(29,298)	$(29,459)	$(57,491)
LOSS RATIO PER CATEGORY (2):
Residential	0.22%	0.72%	0.37%	0.71%
Commercial	-%	1.37%	0.03%	1.19%
Construction	0.30%	0.43%	0.32%	1.12%
Consumer	1.41%	1.67%	1.89%	1.96%
TOTAL CREDIT LOSS RATIO (3)	0.46%	1.28%	0.64%	1.26%

(1) Equal to net loss on OREO operations plus charge-offs, net.
(2) Calculated as net charge-offs plus market adjustments, and gains (losses) on sales of OREO divided by average loans and repossessed assets.
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

Concentration Risk

The Corporation conducts its operations in a geographically concentrated area, as its main market is Puerto Rico. However, the Corporation has diversified its geographical risk, as evidenced by its operations in the Virgin Islands and in Florida. Of the total gross loan portfolio held for investment of $9.4 billion as of June 30, 2020, the Corporation had credit risk of approximately 73% in Puerto Rico, 22% in the United States, and 5% in the Virgin Islands.

Update on the Puerto Rico Fiscal Situation

A significant portion of our financial activities and credit exposure is concentrated in the Commonwealth of Puerto Rico, which has been in an economic recession since 2006.

Economic Update

Preliminary figures published by the Puerto Rico Planning Board (“PRPB”) on May 2020 show that Puerto Rico’s real gross national product (“GNP”) expanded by 1.5% during fiscal year 2019, compared to economic contractions of 3.2% and 4.3% during fiscal years 2017 and 2018, respectively. According to the PRPB, the economic growth seen during fiscal year 2019 primarily reflects the economic stimulus generated by the influx of federal recovery funds in response to the natural disasters that affected Puerto Rico in September 2017.

Fiscal Plan

On May 27, 2020, the PROMESA oversight board certified the 2020 Fiscal Plan for the Commonwealth of Puerto Rico (the “certified fiscal plan”). The certified fiscal plan estimates Puerto Rico’s real GNP will contract by 4.0% in fiscal year 2020 with a limited recovery of 0.5% in the fiscal year of 2021, followed by negative real GNP growth in fiscal years 2022 and 2023 supported by the federal and local relief funds related to the COVID-19 pandemic, Hurricanes Irma and Maria, and earthquakes. However, as stated in the certified fiscal plan, there remains considerable uncertainty about the ultimate duration and magnitude of the pandemic and thus the size of the economic losses. The certified fiscal plan estimates that over 401,000 Puerto Rico residents (including self-employed residents) will file for unemployment due to the COVID-19 pandemic and that the claims will begin to decline beginning in June 2020 through fiscal year 2021, however, unemployment levels at the end of fiscal year 2021 are projected to be five percentage points higher than at the onset of the COVID-19 pandemic.

The certified fiscal plan accounts for the impact of federal funds granted through several government programs, including the CARES Act of 2020 and a $787 million local package of direct assistance to workers and businesses (the “Puerto Rico COVID-19 Stimulus Package”), which disbursements are forecasted to occur between fiscal year 2020 and fiscal year 2021. Several U.S. government programs (the principal being the CARES Act of 2020) are estimated to provide aid to Puerto Rico and its residents of approximately $13.9 billion, which are primarily allocated for direct payments to Puerto Rico residents ($3.0 billion), relief to state and local governments ($2.2 billion), additional unemployment benefits ($3.5 billion) and the Payment Protection Program ($1.7 billion). According to the certified fiscal plan, funds from the Puerto Rico COVID-19 Stimulus Package are primarily intended to purchase education related materials ($255 million), $126 million in bonus compensation for medical and support staff, $100 million to support municipalities, $100 million to provide direct payments to self-employed individuals, $69 million in bonus compensation for certain public safety employees, and $60 million in direct payments to small businesses. In addition, the certified fiscal plan assumes that, of the $787 million Puerto Rico COVID-19 Stimulus Package, $336 million will be reimbursed from the $2.2 billion of funding allocated to Puerto Rico under the CARES Act. The certified fiscal plan assumes a $750 million working capital fund to address the liquidity constraints associated with the reimbursement nature of disaster relief programs and a parametric insurance coverage required by the U.S. government in case of natural disasters. Similar to previous versions, the certified fiscal plan provides a roadmap for a series of fiscal and structural reforms in areas such as: (i) human capital and labor; (ii) ease of doing business; (iii) power sector reform; and (iv) infrastructure reform, and other fiscal measures.; however, the certified fiscal plan provides a one-year delay in most categories of government rightsizing to allow the government to focus its efforts on implementation of efficiency reforms. This pause includes maintaining the subsidies to the University of Puerto Rico and to the municipalities at current fiscal year levels. Furthermore, the 2020 Fiscal Plan includes strategic one-time investments to speed up Puerto Rico’s recovery in light of the natural disasters and COVID-19 by allocating funds to strengthen Puerto Rico’s public healthcare system, human capital, and telecommunications infrastructure.

Despite the overall fiscal and structural reforms, as well as the economic stimulus created by these packages, the certified fiscal plan forecasts a central government pre-contractual debt service deficit starting in fiscal year 2032, six years earlier than the previous certified fiscal plan projection, and a total primary surplus of about $8 billion between fiscal years 2020 and 2032, a 65% reduction when compared to the previous certified fiscal plan figure of $23 billion. However, before measures and structural reforms (i.e., the “baseline forecast”), the certified plan estimates a pre-contractual debt service deficit for all years of the certified fiscal plan. As indicated in the certified fiscal plan, the PROMESA oversight board has paused discussion and prosecution of the February 2020 Plan of Adjustment Puerto Rico filed with the Title III Court.

Other Developments

On April 14, 2020, the PROMESA oversight board announced that it certified the Action Plan by the Puerto Rico Department of Housing (“PRDOH”) detailing the use of funds from the U.S. Department of Housing’s (“HUD”) Community Development Block Grant Disaster Recovery Program (“CDBG-DR”). PRDOH was appointed as the agency responsible for administering approximately $20 billion in CDBG-DR funding that Puerto Rico will receive from HUD, with oversight provided by the Central Office for Recovery, Reconstruction and Resilience of Puerto Rico. In February 2018, HUD had allocated the first grant of $1.5 billion. In January 2020, HUD announced the grant agreement for the second tranche of $8.2 billion, which requires PRDOH to submit an updated Action Plan for the PROMESA oversight board to review and certify that the programs are consistent with the Certified Fiscal Plan and Certified Budget. In addition to these funds, HUD allocated to Puerto Rico $8.3 billion related to disaster resilience and $1.9 billion related to the energy grid. The PROMESA oversight board also certified the budget for the next $1.7 billion block of funding, as required by HUD prior to providing PRDOH access to the funds so that PRDOH can continue implementing the Action Plan.

In addition to the certified fiscal plan, during June 2020, the PROMESA oversight board certified revised fiscal plans for eighteen instrumentalities, agencies and municipalities, and where required, budgets. On June 30, 2020, the PROMESA oversight board certified its own $22.2 billion fiscal year 2021 consolidated budget for the Commonwealth of Puerto Rico, which includes $10.4 billion in spending from the General Fund as well as with special revenue and federal funds being allocated.

On June 26, 2020, the PROMESA oversight board certified Amendment No. 4 to HUD’s CDBG-DR Action Plan, which included, among other items, $227.9 million in additional CDBG-DR funds allocated to Puerto Rico for unmet infrastructure needs.

Exposure to Puerto Rico Government

As of June 30, 2020, the Corporation had $203.5 million of direct exposure to the Puerto Rico government, its municipalities and public corporations, compared to $204.5 million as of December 31, 2019. As of June 30, 2020, approximately $181.5 million of the exposure consisted of loans and obligations of municipalities in Puerto Rico that are supported by assigned property tax revenues and for which, in most cases, the good faith, credit and unlimited taxing power of the applicable municipality have been pledged to their repayment, compared to $182.5 million as of December 31, 2019. Approximately 76% of the Corporation’s exposure to Puerto Rico municipalities consisted primarily of senior priority obligations concentrated in three of the largest municipalities in Puerto Rico. The municipalities are required by law to levy special property taxes in such amounts as are required for the payment of all of their respective general obligation bonds and notes. During the second quarter of 2019, the PROMESA oversight board announced the designation of the Commonwealth’s 78 municipalities as covered instrumentalities under PROMESA. Meanwhile, the latest fiscal plan certified by the PROMESA oversight board did not contemplate a restructuring of the debt of Puerto Rico’s municipalities, but the plan did call for the gradual elimination of budgetary subsidies provided to municipalities. Furthermore, municipalities are also likely to be affected by the negative economic and other effects resulting from the COVID-19 pandemic, as well as expense, revenue or cash management measures taken to address the Puerto Rico government’s fiscal problems and measures included in fiscal plans of other government entities. In addition to municipalities, the total direct exposure also included $13.9 million in loans to an affiliate of PREPA and obligations of the Puerto Rico government, specifically bonds of the PRHFA, at an amortized cost of $8.1 million as part of its available-for-sale investment securities portfolio (fair value of $7.2 million as of June 30, 2020).

The following table details the Corporation’s total direct exposure to Puerto Rico government obligations according to their maturities:

	As of June 30, 2020
	Investment
	Portfolio		Total
	(Amortized cost)	Loans	Exposure

(In thousands)
Puerto Rico Housing Finance Authority:
After 5 to 10 years	$4,000	$-	$4,000
After 10 years	4,067	-	4,067
Total Puerto Rico Housing Finance Authority	8,067	-	8,067

Public Corporations:
Affiliate of the Puerto Rico Electric Power Authority:
After 1 to 5 years	-	13,943	13,943
Total Public Corporations	-	13,943	13,943

Municipalities:
Due within one year	321	21,125	21,446
After 1 to 5 years	8,122	21,830	29,952
After 5 to 10 years	56,511	-	56,511
After 10 years	73,579	-	73,579
Total Municipalities	138,533	42,955	181,488
Total Direct Government Exposure	$146,600	$56,898	$203,498

In addition, as of June 30, 2020, the Corporation had $102.5 million in exposure to residential mortgage loans that are guaranteed by the PRHFA, compared to $106.9 million as of December 31, 2019. Residential mortgage loans guaranteed by the PRHFA are secured by the underlying properties and the guarantees serve to cover shortfalls in collateral in the event of a borrower default. The Puerto Rico government guarantees up to $75 million of the principal for all loans under the mortgage loan insurance program. According to the most recently-released audited financial statements of the PRHFA, as of June 30, 2016, the PRHFA’s mortgage loans insurance program covered loans in an aggregate of approximately $576 million. The regulations adopted by the PRHFA require the establishment of adequate reserves to guarantee the solvency of the mortgage loan insurance fund. As of June 30, 2016, the most recent date as to which information is available, the PRHFA had a restricted net position for such purposes of approximately $77.4 million.

As of June 30, 2020, the Corporation had $920.1 million of public sector deposits in Puerto Rico, compared to $826.9 million as of December 31, 2019. Approximately 30% is from municipalities and municipal agencies in Puerto Rico and 70% is from public corporations and the central government and agencies in Puerto Rico.

Exposure to USVI government

The Corporation has operations in the USVI and has credit exposure to USVI government entities.

For many years, the USVI has been experiencing a number of fiscal and economic challenges that have deteriorated the overall financial and economic conditions in the area. According to the United States Bureau of Economic Analysis (“BEA”), real gross domestic product (“GDP”) estimates show that the economy grew by 1.5% in 2018 after contracting at a compounded annual rate of 1.2% between 2012 and 2017. Growth in 2018 was primarily driven by consumer spending, private fixed investment and government spending, reflecting the influx of federal disaster recovery funding in the aftermath of the two major hurricanes in 2017. Although the USVI government expects this expansionary trend to be reflected in the 2019 GDP estimates, the external economic threat posed by the COVID-19 pandemic may adversely affect growth in the remaining months of 2020. The USVI reopened its tourism-based economy in June and routine temperature checks and health screenings are being conducted at the ports of entry. No quarantine is required if travelers are healthy. However, travelers whose state of residence has a COVID-19 positivity rate greater than 10 percent are required to produce evidence of a negative COVID-19 antigen test result that was received within five days prior to travel to the USVI. Similar to Puerto Rico, the USVI government has been processing stimulus checks and unemployment compensation checks. According to information published by the USVI government, as of July 16, 2020, the government has issued 23,551 unemployment checks and an additional 18,829 Federal Pandemic Unemployment Compensation checks, totaling approximately $45.9 million. In addition, as of July 9, 2020, more than 34,883 stimulus checks have been issued, totaling approximately $56.3 million. Furthermore, as of June 22, 2020, the government announced that 1,620 applications from Virgin Islands businesses have been approved for the SBA PPP, totaling more than $120.3 million.

Despite recent improvements in general fund revenues, the USVI government continues to face many challenges, including improving procurement and overall grants management in order to expedite federal disaster-related spending in an effective manner, enhancing the overall quality and efficiency of public institutions and services, strengthening the business climate for the private sector, closing the structural deficit gap, and constructing a plan to address the pending insolvency of the government employees’ retirement system (“GERS”), which as of the latest actuarial report showed a net pension liability of $4.2 billion as of October 2018. If not addressed properly, these challenges could adversely affect the ability of the USVI’s public corporations and instrumentalities to service their outstanding debt obligations.

On February 21, 2020, Moody’s Investor Services (“Moody’s”) announced the completion of its periodic review of ratings of the Virgin Islands Water and Power Authority (“VI WAPA”). The Caa2 senior electric revenue bonds rating is constrained by VI WAPA’s limited unrestricted liquidity sources and unsustainable debt load, including its substantial unfunded pension liabilities, according to the rating agency. On May 28, 2020, Moody’s announced the completion of its periodic rating review of the USVI government. Despite the recent improvement in the government’s liquidity and short-term financial position, the Caa3 rating reflects the risk that the reemergence of a significant structural deficit, combined with the expected insolvency of the GERS, will lead the government to restructure its debt.

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

As of June 30, 2020, the Corporation had $63.6 million in loans to USVI government instrumentalities and public corporations, compared to $64.1 million as of December 31, 2019. Of the amount outstanding as of June 30, 2020, public corporations of the USVI owed approximately $40.4 million and an independent instrumentality of the USVI government owed approximately $23.2 million. As of June 30, 2020, all loans were currently performing and up to date on principal and interest payments.

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

BASIS OF PRESENTATION

The Corporation has included in this Form 10-Q the following financial measures that are not recognized under GAAP, which are referred to as non-GAAP financial measures:

1. Net interest income, interest rate spread, and net interest margin are reported excluding the changes in the fair value of derivative instruments and on a tax-equivalent basis in order to provide to investors additional information about the Corporation’s net interest income that management uses and believes should facilitate comparability and analysis of the periods presented. The changes in the fair value of derivative instruments have no effect on interest due or interest earned on interest-bearing liabilities or interest-earning assets, respectively. The tax-equivalent adjustment to net interest income recognizes the income tax savings when comparing taxable and tax-exempt assets and assumes a marginal income tax rate. Income from tax-exempt earning assets is increased by an amount equivalent to the taxes that would have been paid if this income had been taxable at statutory rates. Management believes that it is a standard practice in the banking industry to present net interest income, interest rate spread, and net interest margin on a fully tax-equivalent basis. This adjustment puts all earning assets, most notably tax-exempt securities and tax-exempt loans, on a common basis that facilitates comparison of results to the results of peers. See “Results of Operations - Net Interest Income” above for the table that reconciles the non-GAAP financial measure “net interest income excluding fair value changes and on a tax-equivalent basis” to net interest income calculated and presented in accordance with GAAP. The table also reconciles the non-GAAP financial measures “net interest spread and margin excluding fair value changes and on a tax-equivalent basis” to net interest spread and margin calculated and presented in accordance with GAAP.

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

3. Adjusted provision for credit losses for loans and finance losses to net charge-offs ratio is a non-GAAP financial measure that excludes the effects related to the net loan loss reserve release of $6.4 million for the first six months of 2019, resulting from revised estimates of the qualitative reserve associated with the effects of Hurricanes Irma and Maria. Management believes that this information helps investors understand the adjusted measure without regard to items that are not expected to reoccur with any regularity or may reoccur at uncertain times and in uncertain amounts on reported results and facilitates comparisons with other periods. See below for the reconciliation of the GAAP ratio of the provision for credit losses for loans and finance leases to net charge-offs to the Non-GAAP ratio of the adjusted provision for credit losses for loans and finance leases to net charge-offs.

4. ACL for loans and finance leases to net charge-offs to adjusted total loans held for investment ratio is a non-GAAP financial measure that excludes SBA PPP loans originated in the second quarter of 2020 amounting to $359.6 million as of June 30, 2020. Management believes the use of this non-GAAP measure provides additional clarity when assessing the Corporation’s reserve coverage and facilitates comparison with other periods. See below for the reconciliation of the GAAP ratio of ACL for loans and finance leases to total loans held for investment to the Non-GAAP ratio of the ACL for loans and finance leases to adjusted total loans held for investment.

5. Adjusted net income reflects the effect of the following exclusions:

• Loss of $0.2 million and gain of $8.1 million on the sales of U.S. agencies MBS in the second quarter and first six months of 2020, respectively.

• COVID-19 pandemic-related expenses of $3.0 million and $3.3 million in the second quarter and first six months of 2020, respectively.

• Merger and restructuring costs of $2.9 million and $3.7 million recorded in the second quarter and first six months of 2020, respectively, related to transaction costs and restructuring initiatives in connection with the pending acquisition of BSPR.

• Total benefit of $5.0 million and $6.2 million recorded in the second quarter and first six months of 2020, respectively, and $0.8 million in the second quarter and first six months of 2019 resulting from hurricane-related insurance recoveries.

• Net loan loss reserve release of $6.4 million for the first six months of 2019 resulting from revised estimates of the hurricane-related qualitative reserves.

• The $2.3 million expense recovery recognized in the first quarter of 2019 related to the employee retention benefit payment received by the Bank under the Disaster Tax Relief and Airport Extension Act of 2017, as amended.

• The tax-related effects of all the pre-tax items mentioned in the above bullets as follows:

- Tax benefit of $1.1 million and $1.2 million in the second quarter and first six months of 2020, respectively, in connection with the COVID-19 pandemic-related expenses (calculated based on the statutory tax rate of 37.5%).

- Tax benefit of $1.1 million and $1.4 million in the second quarter and first six months of 2020, respectively, related to merger and restructuring costs in connection with the pending acquisition of BSPR (calculated based on the statutory tax rate of 37.5%).

- Tax expense of $1.9 million and $2.3 million in the second quarter and first six months of 2020, respectively, and $0.3 million in the second quarter and first six months of 2019 related to the benefit of hurricane-related insurance recoveries (calculated based on the statutory tax rate of 37.5%).

- Tax expense of $2.4 million in the first six months of 2019 related to reserve releases associated with the hurricane-related qualitative reserve (calculated based on the statutory tax rate of 37.5%).

- No tax benefit/expense was recorded for the loss/gain on sales of U.S. agencies MBS in the second quarter and first six months of 2020. Those sales were recorded at the tax-exempt international banking entity subsidiary level.

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

See “Overview of Results of Operations” above for the reconciliation of the non-GAAP financial measure “adjusted net income” to the GAAP financial measure. The following tables reconcile the “ACL for loans and finance leases to total loans held for investment ratio” GAAP financial measure to the non-GAAP financial measure “ACL for loans and finance leases to adjusted total loans held for investment ratio,” as of June 30, 2020 and the “provision for credit losses for loans and finance leases to net charge-offs ratio” GAAP financial measure to the non-GAAP financial measure “adjusted provision for credit losses for loans and finance leases to net charge-offs ratio,” for the second quarter and first six months of 2019:

	Allowance for Credit Losses for Loans and Finance Leases
	to Loans Held for Investment
	(GAAP to Non-GAAP reconciliation)
	As of June 30, 2020
	Allowance for Credit Losses for	Loans Held For Investment
	Loans and Finance Leases
(In thousands)
Allowance for credit losses for loans and finance leases and loans held for investment (GAAP)	$319,297	$9,366,216
Less:
SBA PPP loans	-	359,572
Allowance for credit losses for loans and finance leases and adjusted loans held for investment,
excluding SBA PPP loans (Non-GAAP)	$319,297	$9,006,644

Allowance for credit losses for loans and finance leases to loans held for investment (GAAP)	3.41%
Allowance for credit losses for loans and finance leases to adjusted loans held for investment,
excluding SBA PPP loans (Non-GAAP)	3.55%

	Provision for Credit Losses for Loans and Finance
	Leases to Net Charge-Offs
	(GAAP to Non-GAAP reconciliation)
	Six-Month Period Ended
	June 30, 2019
	Provision for Credit Losses	Net Charge-Offs
	for Loans and Finance Leases
(In thousands)
Provision for credit losses for loans and finance leases and net charge-offs (GAAP)	$24,354	$48,705
Less Special items:
Hurricane-related qualitative reserve release	6,425	-
Provision for credit losses for loans and finance leases and net charge-offs,
excluding special items (Non-GAAP)	$30,779	$48,705

Provision for credit losses and loans and finance leases to net charge-offs (GAAP)	50.00%
Provision for credit losses for loans and finance leases to net charge-offs,
excluding special items (Non-GAAP)	63.19%

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding market risk to which the Corporation is exposed, see the information contained in Part I – Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management.”

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

First BanCorp.’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of First BanCorp.’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2020. Based on this evaluation, as of the end of the period covered by this Form 10-Q, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.

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

The currently evolving situation related to the coronavirus disease (COVID-19) pandemic has had a material adverse effect and may continue to have a materially adverse effect on the Corporation’s business, financial condition and results of operations.

The novel coronavirus (“COVID-19”) outbreak, which the World Health Organization declared to be a pandemic in March 2020, has caused a significant global economic downturn that has adversely affected, and is expected to continue to adversely affect, the Corporation’s business, financial condition and results of operations. Puerto Rico’s Governor issued a very restrictive stay-at-home order on March 15, 2020, which she subsequently extended until June 16, 2020. In addition to mandating that every citizen stay at home, except for certain limited activities that included shopping for food and medicine and except if the citizen is involved in certain specified activities, including working in supermarkets, the order set out a nightly curfew. Subsequently, through a series of executive orders, the governor instituted additional restrictive measures, including limiting travel by car and requiring the use of protective equipment, such as masks, the maintenance of a distance of at least six feet between citizens, and a curfew between 7 p.m. to 5 a.m., which curfew was later reduced to 10 p.m. to 5 a.m. Although some of these restrictions have been modified and most government offices and private businesses have been allowed to resume operations subject, in some cases, to preconditions that include developing and submitting to the Puerto Rico Department of Labor and Human Resources a COVID-19 Exposure Control Plan and self-certification, certain offices and businesses remain limited in their ability to operate and are subject to reduced hours or occupancy restrictions. Most recently, on June 30, 2020, the Puerto Rico Governor issued an executive order establishing requirements for travelers entering Puerto Rico, including precautionary testing measures and mandatory quarantines in certain circumstances. Furthermore, during the month of July, amidst an increase in COVID-19 cases, the Puerto Rico governor issued executive orders that included, among other things, certain rollbacks such as the closure of bars, gyms, marinas, theaters and casinos, restrictions in the use of beaches, and the banning of alcohol sales and closing of non-essential businesses on Sundays through August 15, 2020.

Local governments in the other regions in which the Corporation conducts business have also implemented stay-at-home-orders and imposed substantial restrictions on the operations of non-essential businesses, which have resulted in closures of many businesses. Moreover, companies are taking additional precautions, such as requiring employees to work remotely, which the Corporation has been requiring, or in other cases temporarily closing. As some restrictions were relaxed, subsequent rises in the number of reported COVID-19 cases in Florida resulted in the reimplementation of significant restrictions and measures. These measures, although designed to stop the spread of COVID-19, have had severe economic impacts, such as, severely restricting global trade, disrupting supply chains and the flow of goods, and reducing the operations of essential businesses, increasing underemployment and unemployment, and others.

Financial results for the six-month period ended June 30, 2020 were adversely affected by, among other things, a reserve build of $88.9 million (i.e., the amount by which the provision for credit losses of $116.4 million exceeded net charge-offs of $27.5 million), driven by the effect of the COVID-19 pandemic on forecasted economic conditions. In addition, the various stay-at-home and lockdown orders have resulted in reductions in the Corporation’s transaction fee income, such as that from credit and debit cards, automated teller machines, and point-of-sale transactions, a reduction in the Corporation’s volume of loan originations and closings, other than the origination of SBA PPP loans, and an increase in deposit balances resulting from benefits received by customers, which requires the Corporation to maintain higher liquidity levels. Further, the situation required the Corporation to implement payment deferral programs to alleviate the hardships being experienced by the Corporation’s borrowers during the COVID-19 pandemic.

Furthermore, in response to the COVID-19 pandemic and its effects on the economy and market conditions, the U.S. government and local governments have enacted stimulus packages and other programs and forms of relief, such as the Paycheck Protection Program established by the CARES Act of 2020. It is possible that governments, regulatory authorities and central banks will implement additional stimulus packages or other programs or forms of relief. Loans that the Corporation grants under the SBA PPP established by the CARES Act are at below market interest rates, contributing to a reduction in the Corporation’s net interest margin. There can be no guarantee of the effect that existing or any future such actions will have on the Corporation, its customers or the economy. The Corporation’s participation in the SBA PPP and any other such programs or stimulus packages may give rise to claims, including by governments, regulators or customers or through class action lawsuits, or judgments against the Corporation that may result in the payment of damages or the imposition of fines, penalties or restrictions by regulatory authorities, or result in reputational harm. The occurrence of any of the foregoing could have a material adverse effect on the Corporation’s results of operations or financial condition.

Depending upon the severity and duration of COVID-19’s impact, it is possible that the pandemic may lead to a prolonged economic downturn. If that should occur, the pandemic will likely continue to have an adverse effect on the Corporation by, among other things, altering consumers’ spending, borrowing and saving habits and reducing investor confidence, increasing the probability of default on existing loans and any new loan issuances, decreasing demand for the Corporation’s products and services, increasing volatility in the financial markets and lowering interest rates, all of which would result in lower revenues and earnings and adversely affect the Corporation’s cash flow. Moreover, it is also possible that U.S. government and international banking regulatory authorities will implement additional or more stringent regulations on financial institutions, such as by increasing capital or leverage ratio requirements. The continuance or exacerbation of any of these factors could materially adversely affect our liquidity, net income, credit qualities, credit losses, availability of and access to funding sources, and overall results of operations or financial condition.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) Not applicable.

b) Not applicable.

c) Purchase of equity securities by the issuer and affiliated purchasers. Under the terms of the Corporation’s Omnibus Plan, we have issued shares of restricted stock to our employees and directors. On the date that these restricted shares vest, we automatically withhold the number of vested shares (based on the closing price of our common stock on such vesting date) equal to the tax liability owed by such grantee. For the three months period ended June 30, 2020, no restricted stock vested; thus, no shares of restricted stock were withheld during such period.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

See the Exhibit Index below, which is incorporated by reference herein:

Exhibit Index

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)
31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)
32.1	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)
32.2	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)
101.INS	XBRL Instance Document. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document. (1)
101.SCH	XBRL Taxonomy Extension Schema Document (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document (1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)
104	The cover page of First BanCorp. Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL (included within the Exhibit 101 attachments) (1)

(1)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized:

First BanCorp.
Registrant

Date: August 10, 2020	By: /s/ Aurelio Alemán
Aurelio Alemán
President and Chief Executive Officer

Date: August 10, 2020	By: /s/ Orlando Berges
Orlando Berges
Executive Vice President and Chief Financial Officer